Form 10-K
period 1993-12-31
SCHERING PLOUGH CORP
filed 1994-03-07
CIK 310158

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                 Form 10-K
                               ANNUAL REPORT

        PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                        ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1993      Commission file number 1-6571



                           SCHERING-PLOUGH CORPORATION

Incorporated in New Jersey                        22-1918501
  One Giralda Farms                    (I.R.S. Employer Identification No.)
Madison, New Jersey 07940-1000                    201-822-7000
                                               (telephone number)

Securities registered pursuant to section 12(b) of the Act:

                                             Name of each exchange
 Title of each class                           on which registered

Common Shares, $1 par value                 New York Stock Exchange

Preferred Share Purchase Rights*            New York Stock Exchange

*At the time of filing, the Rights were not traded separately from the Common Shares.

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past
90 days.
YES_X__   NO____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.__X_

Common shares outstanding as of January 31, 1994:      193,606,197

Aggregate market value of common shares at January 31, 1994 held by non-affiliates based on closing price: $12.1 billion.

       Documents incorporated                            Part of Form 10-K
        by reference                                     incorporated into

Schering-Plough Corporation 1993
Annual Report to Shareholders                            Parts I, II, and IV

Schering-Plough Corporation Proxy
Statement for the annual meeting of
shareholders on April 26, 1994                           Part III

                                    Part I

Item 1.  Business

General

Schering-Plough*, incorporated in 1970, is a worldwide company engaged in the research, development, manufacturing and marketing of pharmaceutical and health care products. Products include prescription drugs, vision care, animal health, over-the-counter (OTC), foot care and sun care products.


Business Segment and Other Financial Information

The "Business Segment Data" as set forth in the Notes to Consolidated Financial Statements in the Company's 1993 Annual Report to Shareholders is incorporated herein by reference.

Sales by major product groups for each of the three years in the period ended December 31, 1993 were as follows (dollars in millions):


                                      1993      1992      1991

    Respiratory                      $1,185    $1,063    $  986
    Anti-infective and Anticancer     1,032       906       629
    Dermatologicals                     443       451       416
    Cardiovasculars                     316       267       238
    Other Pharmaceuticals               399       405       345
    OTC                                 312       346       376
    Foot Care                           240       214       218
    Animal Health                       154       157       141
    Sun Care                            131       117       113
    Vision Care                         112       111       140
    Other Health Care Products           17        19        14

       Consolidated Sales            $4,341    $4,056    $3,616



Pharmaceutical Products

The Company's pharmaceutical operations include prescription drugs, vision care products and animal health products. Principal prescription products include: CELESTAMINE, CLARITIN, POLARAMINE, PROVENTIL, THEO-DUR, TRINALIN, VANCENASE and VANCERIL, respiratory; CEDAX, EULEXIN, GARAMYCIN, INTRON A, ISEPACIN and NETROMYCIN, anti-infective and anticancer; DIPROLENE, DIPROSONE, ELOCON, FULVICIN, LOTRIMIN, LOTRISONE, QUADRIDERM and VALISONE, dermatologicals; K-DUR, NITRO-DUR and NORMODYNE, cardiovascular; CELESTONE, DIPROSPAN, LOSEC, NOIN, PALACOS and TRILAFON, other pharmaceuticals.

* As used herein, the term "Schering-Plough" or "Company" refers to Schering-Plough Corporation and its consolidated subsidiaries unless the context indicates otherwise.
Item 1.   Business (continued)

The Company's major vision care product line is contact lenses sold under the DURASOFT trademark. The leading product within the DURASOFT line is DURASOFT Colors, a soft lens that can alter the appearance of eye color. Also, in early 1994 the Company received marketing clearance from the U.S. Food and Drug Administration for its FRESHLOOK line of disposable contact lenses. Animal health biological and pharmaceutical products include antibiotics, vaccines, anti-arthritics, steroids and nutritionals. Major animal health products are: GENTOCIN and GARASOL, antibiotics, and BANAMINE, an anti-arthritic.

Pharmaceutical products also include pharmaceutical chemical substances sold in bulk to third parties for production of their own products.

Prescription drugs are introduced and made known to physicians, pharmacists, hospitals and managed care organizations by trained professional service representatives, and are sold to hospitals, managed care organizations and wholesale and retail druggists. Pharmaceutical products are also promoted through journal advertising, direct mail advertising and by distributing samples to physicians. Vision care products are promoted and sold by a separate sales force to practitioners and retail outlets. Animal health products are promoted and sold by a separate sales force to veterinarians, distributors and animal producers.

To meet the anticipated worldwide need for its biotechnology-based pharmaceutical compounds, the Company is expanding its manufacturing facility in Brinny, Ireland. The total cost of the expansion is expected to be approximately $160 million. The Company is also expanding its Rathdrum, Ireland manufacturing operation to meet increasing demands. The overall cost of this project is expected to approximate $78 million.

The Company's subsidiaries own (or have licensed rights under) a number of patents and patent applications, both in the United States and abroad. In the aggregate, patents and patent applications are believed to be of material importance to the operations of the pharmaceutical segment. In December 1989, the U.S. patent covering PROVENTIL, an asthma product, expired. The PROVENTIL formulations of the tablet, syrup and solution have been subject to generic competition. In January 1994, the Food and Drug Administration issued bioequivalence standards for generic albuterol metered dose inhalers, which may result in generic inhaler entries late in 1994. The introduction of a generic inhaler will negatively affect the sales and profitability of PROVENTIL.

Raw materials essential to this segment are available in adequate quantities from a number of potential suppliers. Energy was and is expected to be available to the Company in sufficient quantities to meet operating requirements.

Worldwide, the Company's pharmaceutical products are sold under trademarks. Trademarks are considered in the aggregate to be of material importance to the pharmaceutical business and are protected by registration or common law in the United States and most other markets where the products are sold or likely to be sold.


Item 1.  Business (continued)

Seasonal patterns do not have a pronounced effect on the combined activities of this industry segment.

There is generally no significant backlog of orders since the Company's business is normally conducted on an immediate shipment basis.

The pharmaceutical industry is highly competitive and includes other large companies with substantial resources for research, product development and promotion. There are numerous domestic and international competitors in this industry. Some of the principal competitive techniques used by the Company for its pharmaceutical products include research and development of new and improved products, product quality, varied dosage forms and strengths, and educational services for the medical community.

Health Care Products

The principal product categories in the health care segment are the Company's over-the-counter (OTC) medicines, foot care and sun care products primarily sold in the United States. Principal products include: AFRIN and DURATION nasal decongestants; CHLOR-TRIMETON antihistamine; CORICIDIN and DRIXORAL cold and decongestant tablets; CORRECTOL laxative; CLEAR AWAY and DUO BRAND wart remover; DI-GEL antacid; GYNE-LOTRIMIN and FEMCARE for vaginal yeast infections; DR. SCHOLL'S foot care products; LOTRIMIN AF and TINACTIN antifungals; COPPERTONE, QT, SHADE, SOLARCAINE and TROPICAL BLEND sun care products; A and D ointment; and PAAS egg coloring and holiday products. Business in this segment is conducted through wholesale and retail drug, food chain and variety outlets, and is promoted directly to the consumer through television, radio, print and other advertising media.

Raw materials essential to this segment are available in adequate quantities from a number of potential suppliers. Energy was and is expected to be available to the Company in sufficient quantities to meet operating requirements.

Trademarks for the major products included in this segment are registered in the United States and most overseas countries where these products are marketed. Trademarks are considered to be vital to the operations of this segment.

Principally due to the seasonal sales of sun care products, operating profits in this segment are relatively higher in the first half of the year.

There is generally no significant backlog of orders since the Company's business is normally conducted on an immediate shipment basis.

The health care products' industry is highly competitive and includes other large companies with substantial resources for product development and promotion. There are several dozen significant competitors in this industry. The Company believes that in the United
Item 1.  Business (continued)

States it has a leading position in the foot care and sun care industries, with its DR. SCHOLL'S lines of foot pads, cushions, wart removal and other treatments and its brands of sun care products. In addition, the Company's brands are among the leaders in nasal sprays, laxatives, antifungals and vaginal yeast infection treatments sold OTC. The principal competitive techniques used by the Company in this industry segment include switching prescription products to OTC medicines, the development and introduction of new and improved products, and product promotion methods to gain and retain consumer acceptance.

Foreign Operations

Foreign activities are carried out primarily through wholly-owned subsidiaries wherever market potential is adequate and circumstances permit. In addition, the Company is represented in some markets through joint ventures, licensees or other distribution arrangements. There are approximately 11,200 employees outside the United States.

Foreign operations are subject to certain risks which are inherent in conducting business overseas. These risks include possible national-ization, expropriation, importation limitations and other restrictive governmental actions. Also, fluctuations in foreign currency exchange rates can significantly impact the Company's consolidated financial results. For additional information on foreign operations, see "Management's Discussion and Analysis of Operations and Financial Condition" and "Business Segment Data" in the Company's 1993 Annual Report to Shareholders which is incorporated herein by reference.

Operations in Puerto Rico

The Company has operations in Puerto Rico that manufacture products for distribution to both domestic and foreign markets. These businesses operate under tax-relief and other incentives granted by the government of Puerto Rico that expire at various dates through 2018.

The Company has also been exempt from U.S. tax on certain income derived from its operations in Puerto Rico. The Omnibus Budget Reconciliation Act of 1993 will phase down this exemption over the next five years to 40 percent of the pre-amendment level. The Company will be partially impacted by this change in 1994.

Under present U.S. tax laws, accumulated funds generated from operations in Puerto Rico can be remitted tax-free to the parent company. Under recently revised Puerto Rico tax laws, remittance of these funds, with the exception of certain amounts qualifying for tax free distribution, will result in a tollgate tax of from 5 percent to 10 percent based upon prescribed dividend and investment restrictions.
For additional information relating to the Puerto Rico operations, see "Income Taxes" in the Notes to Consolidated Financial Statements in the Company's 1993 Annual Report to Shareholders which is incorporated herein by reference.




Item 1. Business (continued)
 Research and Development

The Company's research activities are primarily aimed at discovering and developing new and enhanced pharmaceutical products of medical and commercial significance. Company sponsored research and development expenditures were $577.6 million, $521.5 million and $425.9 million in 1993, 1992, and 1991, respectively. Research expenditures represented approximately 13 percent of consolidated sales in 1993 and 1992 and 12 percent in 1991.

The Company's pharmaceutical research activities are concentrated in the therapeutic areas of allergic and inflammatory disorders, infectious and cardiovascular diseases, oncology and central nervous system disorders. The Company also has substantial efforts directed toward biotechnology and immunology.

While several pharmaceutical compounds are in varying stages of development, it cannot be predicted when or if products will become available for commercial sale.

Government Regulation

Most products manufactured or sold by the Company are subject to varying degrees of governmental regulation in the countries in which operations are conducted. In the United States, the drug industry has long been subject to regulation by various federal, state and local agencies, primarily as to product safety, efficacy, advertising and labeling. Compliance with the broad regulatory powers of the Food and Drug Administration (the "FDA") requires significant amounts of Company time, testing and documentation, and corresponding costs to obtain clearance of new drugs. Similar product regulations also apply in many international markets.

In the United States, many of the Company's pharmaceutical products are subject to competitive pricing as managed care groups, institutions and the government seek price discounts. President Clinton's health care reform proposal includes several measures that, if enacted, will have an impact on operations of the Company. These measures include, but are not limited to, the requirement of all health plans to offer prescription drug coverage, the extension of Medicare coverage to include outpatient drugs, and rebates on Medicare sales. In addition, prices of new drugs would be reviewed with the Secretary of Health and Human Services, who would be empowered to deny Medicare reimbursement for those drugs deemed too expensive.

In most international markets, the Company operates in an environment of government-mandated cost containment programs. In addition, several markets have enacted across-the-board price reductions or directly control selling prices as a further method of cost control. Currently, a number of other international markets are reviewing the implementation of additional programs to contain health care costs.

For additional information on prescription drug pricing, see
"Management's Discussion and Analysis of Operations and Financial
Condition" in the Company's 1993 Annual Report to Shareholders which is incorporated herein by reference.

The Company has and will continue to comply with the government regulations of the countries in which operations are conducted.

Environment

To date, compliance with federal, state and local environmental protection laws has not had a materially adverse effect on the Company. The Company has and will continue to make necessary expenditures for environmental protection. Worldwide capital expenditures during 1993 included approximately $31.7 million for environmental control purposes. It is anticipated that continued compliance with such environmental regulations will not significantly affect the Company's financial condition, results of operations or its competitive position. For additional information on environmental matters, see "Legal and Environmental Matters" in the Notes to the Consolidated Financial Statements in the Company's 1993 Annual Report to Shareholders which is incorporated herein by reference.

Employees

There were approximately 21,600 people employed by the Company at December 31, 1993.

Item 2.  Properties

The Company's corporate headquarters are located in Madison, New Jersey. Principal manufacturing facilities are located in Kenilworth and Union, New Jersey, Des Plaines, Illinois, Miami, Florida, the Commonwealth of Puerto Rico, Argentina, Australia, Belgium, Canada, Colombia, France, Ireland, Italy, Japan, Mexico and Spain (pharmaceutical products); Cleveland and Memphis, Tennessee (health care products). The Company's principal research facilities are located in Kenilworth and Union, New Jersey and Palo Alto, California (DNAX Research Institute).

The major portion of properties is owned by the Company. These properties are maintained in good operating condition, and the manufacturing plants have capacities considered appropriate to meet the Company's needs.

Item 3.  Legal Proceedings

Schering Corporation and White Laboratories, Inc., which are Company subsidiaries, are defendants in approximately 95 lawsuits, involving approximately 140 plaintiffs, arising out of the use of synthetic estrogens by the mothers of the plaintiffs. In many of these lawsuits, a substantial number of other drug companies are also defendants. The female plaintiffs claim various injuries, including cancerous or precancerous lesions of the vagina and cervix and a multiplicity of pregnancy problems. A number of suits involve infants with birth defects born to daughters whose mothers took the drug. The total amount claimed against all defendants in all the suits amounts to approximately $750 million. While it is not possible to precisely predict the outcome of these proceedings, it is management's opinion that the ultimate liability, if any, will not have a material impact on the Company's consolidated financial position or results of operations.




Item 3.  Legal Proceedings (continued)

The Company has been named as a potentially responsible party ("PRP") by the government under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund. The Company is also a party to a number of proceedings brought under Superfund.
These proceedings seek to require the owners or operators of facilities that treated, stored or disposed of hazardous substances and transporters and generators of such substances to clean up contaminated facilities or reimburse the government for its clean up costs. The Company has been named a PRP or a party to these proceedings as an alleged generator of hazardous substances found at certain facilities. In each proceeding, the government or private litigants allege that the Company is jointly and severally liable for clean up costs. Although joint and several liability is alleged, a company's share of clean up costs is frequently determined on the basis of the type and quantity of hazardous substances sent to a facility by the generator. However, this allocation process varies greatly from facility to facility and can take years to complete. The Company's potential share of clean up costs also depends on how many other parties are involved in the proceedings, insurance coverage, available indemnity contracts and contribution rights against other parties. While it is not feasible to predict or determine the outcome of these proceedings, in the opinion of management, such proceedings should not ultimately result in a liability which would have a material adverse effect on the Company's consolidated financial position or results of operations.

The Company is a defendant in approximately sixty antitrust lawsuits filed in several states and federal courts, including California, Georgia, Illinois, Louisiana, Minnesota, New York, Pennsylvania, South Carolina and Texas. More than fifty of these are class action lawsuits. These actions were commenced in the second half of 1993 and in 1994 by independent and chain pharmacies against the Company and other pharmaceutical manufacturers, and in some instances, wholesalers and mail order pharmacies, alleging (1) conspiracy to restrain trade by jointly refusing to sell pharmaceuticals at discounted prices to plaintiffs, and/or (2) price discrimination. The federal cases have all been consolidated in the United States District Court for the Northern District of Illinois for pretrial and discovery purposes. Plaintiffs seek treble damages in an unspecified amount and an injunction against the allegedly unlawful conduct. The Company has not conspired to restrain trade and believes that its pricing practices have been and are in compliance with the law. The Company will defend itself vigorously against the claims in all these actions. While it is not feasible to predict or determine the outcome of these actions, management believes that such actions should not result in any liability which would have a material adverse effect on the Company's consolidated financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.
Executive Officers of the Registrant

The following information regarding executive officers is included herein in accordance with Part III, Item 10.

Officers are elected to serve for one year and until their successors shall have been duly elected.



Name and Current Position        Business Experience                 Age

Robert P. Luciano                Present position 1986                60
  Chairman and
  Chief Executive Officer

Richard J. Kogan                 Present position 1986                52
  President and
  Chief Operating Officer

David E. Collins                 Present position 1989; President     59
  Executive Vice President       and Chief Operating Officer - Galen
  and President                  Associates, Inc. 1988-1989
  Schering-Plough
  HealthCare Products

Donald R. Conklin                Present position 1989; Executive     57
  Executive Vice President       Vice President - Pharmaceutical
  and President                  Operations 1987-1989
  Schering-Plough
  Pharmaceuticals

Hugh A. D'Andrade                Present position 1984                55
  Executive Vice President
  Administration

Harold R. Hiser, Jr.             Present position 1986                62
  Executive Vice President
  Finance

Joseph C. Connors                Present position 1992; Vice          45
  Senior Vice President          President and General Counsel
  and General Counsel            1991; Staff Vice President and
                                 Deputy General Counsel 1987-1991

Allan S. Kushen                  Present position 1981                64
  Senior Vice President
  Public Affairs

Daniel A. Nichols                Present position 1991; Vice          53
  Senior Vice President          President Taxes 1983-1991
  Taxes

Name and Current Position          Business Experience                Age

Gordon C. O'Brien                  Present position 1988               53
  Senior Vice President
  Human Resources

J. Martin Comey                    Present position 1991; Vice         59
  Vice President                   President and Treasurer
  Administration and Business      1979-1990
  Development

John T. Fogarty                    Present position 1990; Staff        64
  Vice President, Secretary        Vice President and Secretary
  and Associate General Counsel    1980-1989

Geraldine U. Foster                Present position 1988               51
  Vice President
  Investor Relations

Domenic Guastadisegni              Present position 1990; Staff        63
  Vice President                   Vice President - Corporate Audits
  Corporate Audits                 1980-1989

Thomas H. Kelly                    Present position 1991; Partner,     44
  Vice President and               Deloitte & Touche 1982-1990
  Controller

Robert S. Lyons                    Present Position 1991;  Staff       53
  Vice President                   Vice President - Corporate
  Corporate Information            Information Services 1988-1990
  Services

Jack L. Wyszomierski               Present position 1991; Staff        38
  Vice President and               Vice President - Planning
  Treasurer                        and Business Development
                                   1987-1990

                                       Part II

Item 5.Market for Registrant's Common Equity and Related Stockholder
       Matters

The Common Share Dividends and Market Data as set forth in the Company's 1993 Annual Report to Shareholders are incorporated herein by reference.

Item 6.Selected Financial Data

The Six-Year Selected Financial and Statistical Data as set forth in the Company's 1993 Annual Report to Shareholders is incorporated herein by reference.

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Operations and Financial
Condition as set forth in the Company's 1993 Annual Report to Shareholders is incorporated herein by reference.

Item 8.Financial Statements and Supplementary Data

The Consolidated Balance Sheets as of December 31, 1993 and 1992, and the related Statements of Consolidated Income, Consolidated Retained Earnings and Consolidated Cash Flows for each of the three years in the period ended December 31, 1993, Notes to Consolidated Financial Statements, the Independent Auditors' Report of Deloitte & Touche and Quarterly Results of Operations, as set forth in the Company's 1993 Annual Report to Shareholders, are incorporated herein by reference.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.
                                     Part III

Item 10.Directors and Executive Officers of the Registrant

The information concerning directors and nominees for directors as set forth in the Company's Proxy Statement for the annual meeting of share-holders on April 26, 1994 is incorporated herein by reference.

Information required as to executive officers is included in Part I of this filing under the caption "Executive Officers of the Registrant."

Item 11.Executive Compensation

Executive compensation information as set forth in the Company's Proxy Statement for the annual meeting of shareholders on April 26, 1994 is incorporated herein by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management as set forth in the Company's Proxy Statement for the annual meeting of shareholders on April 26, 1994 is incorporated herein by reference.

Item 13.Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions as set forth in the Company's Proxy Statement for the annual meeting of shareholders on April 26, 1994 is incorporated herein by reference.

                                   Part IV

Item 14.Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1.Financial Statements

The following consolidated financial statements and independent auditors' report, included in the Company's 1993 Annual Report to Shareholders, are incorporated herein by reference.

Statements of Consolidated Income for the
            Years Ended December 31, 1993, 1992 and 1991

          Statements of Consolidated Retained Earnings for the Years Ended December 31, 1993, 1992 and 1991

          Statements of Consolidated Cash Flows for the Years
            Ended December 31, 1993, 1992 and 1991

          Consolidated Balance Sheets at December 31, 1993 and 1992

          Notes to Consolidated Financial Statements

          Independent Auditors' Report

(a) 2.Financial Statement Schedules
                                                                Page in
                                                               Form 10-K

Independent Auditors' Report . . . . . . . . . . . .     18

         Schedule I - Marketable Securities - Other
           Investments. . . . . . . . . . . . . . . . . . . .     19

         Schedule V - Property, Plant and Equipment . . . . .     20

         Schedule VI - Accumulated Depreciation of
           Property, Plant and Equipment. . . . . . . . . . .     21

         Schedule VIII - Valuation and Qualifying Accounts. .     22

         Schedule IX - Short-term Borrowings. . . . . . . . .     23

         Schedule X - Supplementary Income Statement
           Information. . . . . . . . . . . . . . . . . . . .     24

Item 14. (continued)

(a) 2.Financial Statement Schedules (continued)

Schedules not included have been omitted because they are not applicable or not required or because the required information is set forth in the financial statements or the notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

Financial statements of fifty percent or less owned companies accounted for by the equity method have been omitted because, considered individually or in the aggregate, they do not constitute a significant subsidiary.

(a) 3. Exhibits

Exhibit                                                Method
  Number                   Description                  of Filing

  3(a)         A complete copy of the Certificate   Incorporated by
               of Incorporation as amended and      reference to Exhibit
               currently in effect.                 3(a) to the Company's
                                                    Annual Report for 1989
                                                     on Form 10-K

  3(b)         A complete copy of the By-Laws       Incorporated by
                as amended and currently in effect.  reference to Exhibit
                                                      4(b) to the Company's
                                                       Form S-8 (No. 33-
                                                      19013)

  4(a)         Rights Agreement between the         Incorporated by
                Company and The Bank of New York     reference to Exhibit 4
                 dated July 25, 1989.                 to the Company's
                                                       Quarterly Report for
                                                     the period ended
                                                     June 30, 1989 on
                                                       Form 10-Q

  4(b)         Indenture dated as of November 1,    Incorporated by
                1982 between the Company and The     reference to Exhibit
                 Chase Manhattan Bank, N.A. as        4(a) to the Company's
                  Trustee.                           Registration Statement
                                                      on Form S-3, File No.
                                                       2-80012

  4(c)         Supplemental Indenture No. 1         Incorporated by
                dated as of November 1, 1991       reference to Exhibit 4.1
               to Indenture dated as of             to the Company's Report
                November 1, 1982.                    on Form 8-K dated
                                                      November 20, 1991

  4(d)         LYNX Equity Unit Agreement           Incorporated by
                                                     reference to Exhibit
                                                      10.1 to the Company's
                                                   Report on Form 8-K dated
                                                    October 1, 1991

Exhibit                                                 Method
  Number                   Description                   of Filing

  4(e)         LYNX Equity Unit Guarantee           Incorporated by
                Agreement                            reference to Exhibit
                                                      10.1 to the Company's
                                                   Report on Form 8-K dated
                                                    October 1, 1991

  10(a)        The Company's Executive Incentive    Plan incorporated by
               Plan (as amended) and Trust related  reference to Exhibit
                thereto                              10(a) to the Company's
                                                     Annual Report for 1991
                                                      on Form 10-K.  Trust
                                                     Agreement incorporated
                                                    by reference to Exhibit
                                                     10(a) to the Company's
                                                     Annual Report for 1988
                                                      on Form 10-K

  10(b)        The Company's 1983 Stock Incentive   Incorporated by
               Plan (as amended)                    reference to Exhibit
                                                     10(c) to the Company's
                                                     Annual Report for 1988
                                                      on Form 10-K

  10(c)        The Company's 1987 Stock Incentive   Incorporated by
               Plan (as amended)                    reference to Exhibit
                                                     10(d) to the Company's
                                                     Annual Report for 1990
                                                     on Form 10-K

  10(d)        The Company's 1992 Stock Incentive   Incorporated by
               Plan (as amended)                    reference to Exhibit
                                                     10(d) to the Company's
                                                     Annual Report for 1992
                                                     on Form 10-K

  10(e)(i)     Employment agreement between the     Incorporated by
               Company and Robert P. Luciano        reference to Exhibit
                                                     10(e)(i) to the
                                                    Company's Annual Report
                                                     for 1989 on Form 10-K

  10(e)(ii)    Employment agreement between the     Incorporated by
               Company and Richard J. Kogan         reference to Exhibit
                                                     10(e)(ii) to the
                                                    Company's Annual Report
                                                     for 1989 on Form 10-K

  10(e)(iii)   Employment agreement between the     Incorporated by
               Company and David E. Collins         reference to Exhibit
                                                     10(e)(iv) to the
                                                    Company's Annual Report
                                                     for 1989 on Form 10-K

  Exhibit                                                Method
  Number               Description                      of Filing

  10(e)    Agreements between the Company and       Incorporated by
   (iv)    certain executive officers related       reference to Exhibit
            to termination payments                  10(e)(v) to the
                                                    Company's Annual Report
                                                     for 1989 on Form 10-K

  10(f)    Directors Deferred Compensation          Plan incorporated by
           Plan and Trust related thereto           reference to Exhibit 10
                                                     (f) to the Company's
                                                    Annual Report for 1991
                                                     on Form 10-K.  Trust
                                                    Agreement incorporated
                                                    by reference to Exhibit
                                                     10(a) to the Company's
                                                     Annual Report for 1988
                                                      on Form 10-K

  10(g)    Pension Plan for Directors               Plan incorporated by
           and Trust related thereto                reference to Exhibit
                                                     10(g) to the Company's
                                                     Annual Report for 1987
                                                      on Form 10-K; Trust
                                                     Agreement incorporated
                                                    by reference to Exhibit
                                                     10(g) to the Company's
                                                    Annual Report for 1988
                                                    on Form 10-K; Amendment
                                                   to Trust Agreement filed
                                                    with this document

  10(h)    Supplemental Executive Retirement        Plan incorporated by
           Plan and Trust related thereto           reference to Exhibit
                                                     10(h) to the Company's
                                                     Annual Report for 1987
                                                      on Form 10-K; Trust
                                                     Agreement incorporated
                                                    by reference to Exhibit
                                                     10(g) to the Company's
                                                    Annual Report for 1988
                                                    on Form 10-K; Amendment
                                                   to Trust Agreement filed
                                                    with this document in
                                                     10(g) above

  10(i)    Directors Stock Award Plan               Incorporated by
                                                     reference to Exhibit
                                                     10(i) to the Company's
                                                     Annual Report for 1988
                                                      on Form 10-K

  11       Computation of Earnings Per             Filed with this document
           Common Share



Item 14. (continued)


(a) 3. Exhibits (continued)

Exhibit                                                 Method
  Number                   Description                   of Filing

  12          Computation of Ratio of              Filed with this document
              Earnings to Fixed charges

  13          The Financial Section of the         Filed with this document
              Company's 1993 Annual Report
              to Shareholders.  With the
              exception of those portions of
              said Annual Report which are
              specifically incorporated by
              reference in this Form 10-K, such
              report shall not be deemed filed
              as part of this Form 10-K

  22          Subsidiaries of the registrant       Filed with this document

  24          Consents of experts and counsel      Filed with this document

  25          Power of attorney                    Filed with this document

         All other exhibits are not applicable. Copies of above exhibits will be furnished upon request.

  (b)   Reports on Form 8-K

    None

                            SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                             Schering-Plough Corporation
                                                    (Registrant)

Date March 4, 1994                      By      /s/ Thomas H. Kelly
                                                    Thomas H. Kelly
                                           Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


 By               *                  By               *
           Robert P. Luciano                 Regina E. Herzlinger
    Chairman and Chief Executive                   Director
         Officer and Director

 By               *                  By               *
            Richard J. Kogan                  H. Barclay Morley
    President and Chief Operating                  Director
         Officer and Director

 By               *                  By               *
           Harold R. Hiser, Jr.             Richard de J. Osborne
Executive Vice President - Finance                 Director
  and Principal Financial Officer

 By               *                  By               *
            Thomas H. Kelly                  William A. Schreyer
   Vice President and Controller                   Director
 and Principal Accounting Officer

 By               *                  By               *
          Hans W. Becherer                  Robert F. W. van Oordt
              Director                             Director

 By               *                  By               *
           Hugh A. D'Andrade                    R. J. Ventres
              Director                             Director

 By               *                  By               *
           Virginia A. Dwyer                     James Wood
              Director                             Director

 By               *

           David C. Garfield
              Director


*By /s/ Thomas H. Kelly               Date March 4, 1994
        Thomas H. Kelly
        Attorney-in-fact

                    INDEPENDENT AUDITORS' REPORT

Schering-Plough Corporation:

We have audited the consolidated balance sheets of Schering-Plough Corporation and subsidiaries as of December 31, 1993 and 1992 and the related statements of consolidated income, retained earnings and cash flows for each of the three years in the period ended December 31, 1993, and have issued our report thereon dated February 15, 1994; such financial statements and report are included in your 1993 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedules of Schering-Plough Corporation and subsidiaries, listed in
Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express our opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



/s/DELOITTE & TOUCHE

   Parsippany, New Jersey
   February 15, 1994

Schedule I

                  SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
                   MARKETABLE SECURITIES - OTHER INVESTMENTS
                                DECEMBER 31, 1993
                             (Dollars in millions)




Name of Issuer                        Amount at Which   Market Value
 or Title of              Principal     Carried in       at Balance
  Each Group                Amount     Balance Sheet     Sheet Date


Short-Term Investments:

Santander Federal Savings
 Bank certificates
 of deposit (a)             $100.0       $100.2            $100.2

Municipal obligations         85.0         92.0              92.0

Other investments             15.0         15.0              15.0

     Total                  $200.0       $207.2            $207.2



(a) Collateralized by United States government obligations.

                                                                   SCHEDULE V

                  SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
                          PROPERTY, PLANT AND EQUIPMENT
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                              (Dollars in millions)
                 BALANCE AT                                            BALANCE
                 BEGINNING    ADDITIONS  RETIREMENTS   TRANSLATION     AT END
CLASSIFICATION    OF YEAR      AT COST     OR SALES    ADJUSTMENTS     OF YEAR
1993
Land             $    47.5    $     -    $   (.2)      $  (.2)        $   47.1

Buildings and
 improvements        978.0      402.3      (56.2)        (4.3)         1,319.8

Equipment          1,007.2      182.2      (35.8)        (7.0)         1,146.6

Construction in
 progress            546.8     (219.3)      (1.6)         (.5)           325.4

TOTAL             $2,579.5    $ 365.2    $ (93.8)      $(12.0)        $2,838.9

1992
Land              $   44.2    $   4.9     $ (1.2)      $  (.4)        $   47.5

Buildings and
 improvements        922.3       77.3      (13.3)        (8.3)           978.0

Equipment            952.3      120.7      (54.4)       (11.4)         1,007.2

Construction in
 progress            349.2      200.3(a)     (.5)        (2.2)           546.8

TOTAL             $2,268.0    $ 403.2    $ (69.4)      $(22.3)        $2,579.5

1991
Land              $   43.2    $    .9    $     -       $   .1         $   44.2

Buildings and
 improvements        884.5       51.1      (14.0)          .7            922.3

Equipment            887.7      100.8      (36.6)          .4            952.3

Construction in
 progress            165.1      186.6(a)    (2.6)          .1            349.2

TOTAL             $1,980.5    $ 339.4    $ (53.2)      $  1.3         $2,268.0

(a) Additions to construction in progress are net of transfers to other plant and equipment classifications for those construction projects completed during the year.

Depreciation is provided over the estimated useful lives of the assets, generally by use of the straight-line method.  Service lives used in the determination of depreciation expense are as follows: buildings and improvements - 20 to 50 years; manufacturing equipment - 10 to 15 years; furniture and fixtures (equipment) - 6 to 12 years; and
automotive equipment - 3 to 10 years.

PAGE

                                                        SCHEDULE VI

                  SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
             ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
               FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                              (Dollars in millions)

                                 ADDITIONS
                     BALANCE AT  CHARGED TO                             BALANCE
                     BEGINNING   COSTS AND   RETIREMENTS TRANSLATION    AT END
DESCRIPTION           OF YEAR     EXPENSES     OR SALES  ADJUSTMENTS    OF YEAR
1993

Buildings and
 improvements          $ 338.7     $  35.3     $ (51.0)    $  (1.4)     $ 321.6

Equipment                492.3        91.6       (31.4)       (2.9)       549.6

TOTAL                  $ 831.0     $ 126.9     $ (82.4)    $  (4.3)     $ 871.2


1992

Buildings and
 improvements          $ 323.2     $  36.2     $ (17.6)    $  (3.1)     $ 338.7

Equipment                454.4        83.6       (40.6)       (5.1)       492.3

TOTAL                  $ 777.6     $ 119.8     $ (58.2)    $  (8.2)     $ 831.0


1991

Buildings and
 improvements          $ 293.9     $  39.1     $ (10.3)    $    .5      $ 323.2

Equipment                402.2        75.7       (23.9)         .4        454.4

TOTAL                  $ 696.1     $ 114.8     $ (34.2)    $    .9      $ 777.6



_______________________________________________________________________________
/TABLE

SCHEDULE VIII       SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
                          VALUATION AND QUALIFYING ACCOUNTS
                 FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
                               (Dollars in millions)

Valuation and qualifying accounts deducted from assets to which they apply:

Allowances for accounts receivable:

                                       RESERVE         RESERVE       RESERVE
                                     FOR DOUBTFUL     FOR CASH      FOR CLAIMS
                                       ACCOUNTS       DISCOUNTS     AND OTHER     TOTAL
1993

Balance at beginning of year            $ 32.5         $  9.0        $  1.8      $ 43.3

 Additions:
   Charged to costs and expenses           5.1           54.3          16.1        75.5
           Total                          37.6           63.3          17.9       118.8

 Translation adjustment                   (1.1)           (.1)            -        (1.2)

 Deductions from reserves                 (6.0)         (55.3)        (11.4)      (72.7)

Balance at end of year                  $ 30.5         $  7.9        $  6.5      $ 44.9


1992

Balance at beginning of year            $ 33.4         $  6.8        $  4.3      $ 44.5

 Additions:
   Charged to costs and expenses          20.5           50.9           5.0        76.4
           Total                          53.9           57.7           9.3       120.9

 Translation adjustment                   (1.6)           (.1)          (.1)       (1.8)

 Deductions from reserves                (19.8)         (48.6)         (7.4)      (75.8)

Balance at end of year                  $ 32.5         $  9.0        $  1.8      $ 43.3

1991

Balance at beginning of year            $ 39.1         $  5.9        $  2.6      $ 47.6

 Additions:
   Charged to costs and expenses           4.6           46.2          10.3        61.1
           Total                          43.7           52.1          12.9       108.7

 Translation adjustment                    (.1)           (.1)            -         (.2)

 Deductions from reserves                (10.2)         (45.2)         (8.6)      (64.0)

Balance at end of year                  $ 33.4         $  6.8        $  4.3       $44.5
/TABLE

                         SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
SCHEDULE IX                             SHORT-TERM BORROWINGS (a)
                      FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                    (Dollars in millions)


                                WEIGHTED     MAXIMUM       AVERAGE        WEIGHTED
CATEGORY OF                     AVERAGE      AMOUNT        AMOUNT         AVERAGE
 AGGREGATE                      INTEREST   OUTSTANDING   OUTSTANDING   INTEREST RATE
SHORT-TERM         BALANCE AT   RATE AT    DURING THE    DURING THE       DURING THE
BORROWINGS          DEC. 31     DEC. 31       YEAR          YEAR (b)       YEAR (c)
1993

Commercial paper   $961.4         3.3 %      $1,025.9        $996.1             3.1 %

Bank loans and
 notes payable     $112.0         5.7 %      $  202.9        $163.0             7.8 %


1992

Commercial paper   $715.8         3.4 %      $1,153.0        $840.2             3.7 %

Bank loans and
 notes payable     $229.6         9.8 %      $  345.5        $153.1             9.0 %


1991

Commercial paper   $396.0         4.8 %      $  692.3        $559.7             6.1 %

Bank loans and
 notes payable     $209.6         8.5 %      $  245.8        $225.9             9.3 %


____________________________________________________________________________________

(a)Excludes the current portion of long-term debt.

(b)For commercial paper, represents average of daily balances outstanding; for
   bank loans and notes payable, represents average of quarterly balances     outstanding.

(c)Computed by dividing interest costs for the year by the average balance outstanding during the year.
/TABLE

                 SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
                  SUPPLEMENTARY INCOME STATEMENT INFORMATION
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (Dollars in millions)






                                         CHARGED TO
                                     COSTS AND EXPENSES
                                 1993      1992       1991
Maintenance and repairs        $ 84.1    $  77.2    $  71.4


Royalties                       101.9       92.9       45.3


Advertising costs               317.1      308.4      289.8




________________________________________________________________