Form 10-Q
period 1994-03-31
SCHERING PLOUGH CORP
filed 1994-05-04
CIK 310158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549
                                FORM 10-Q





QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934


               For the quarterly period ended March 31, 1994



                       Commission file number 1-6571




                        SCHERING-PLOUGH CORPORATION



  Incorporated in New Jersey                     22-1918501
  One Giralda Farms                 (I.R.S. Employer Identification No.)
  Madison, N.J. 07940-1000                     (201) 822-7000
                                             (telephone number)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                    YES    X             NO




Common Shares Outstanding as of March 31, 1994:  193,141,604

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

                    SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED INCOME
                         FOR THE THREE MONTHS ENDED MARCH 31
                                (UNAUDITED)
                   (Dollars in millions, except per share figures)



                                                 1994          1993

Sales. . . . . . . . . . . . . . . . . . .   $   1,161.6    $  1,089.6
Costs and expenses:
     Cost of sales . . . . . . . . . . . .         247.3         234.2
     Selling, general
       and administrative. . . . . . . . .         443.4         427.8
     Research and development. . . . . . .         142.0         132.9
     Other, net. . . . . . . . . . . . . .          (4.2)          2.6
                                                   828.5         797.5

Income before income taxes . . . . . . . .         333.1         292.1
     Income taxes. . . . . . . . . . . . .          79.9          68.6
Income before cumulative effect of
     accounting change . . . . . . . . . .         253.2         223.5
Cumulative effect of accounting change . .             -         (94.2)
Net income . . . . . . . . . . . . . . . .   $     253.2    $    129.3

Earnings per common share before
     cumulative effect of accounting
     change. . . . . . . . . . . . . . . .   $      1.31    $     1.13
Cumulative effect of accounting change . .             -          (.48)
Earnings per common share. . . . . . . . .   $      1.31    $      .65

Dividends per common share . . . . . . . .   $       .45    $      .39

See notes to consolidated financial statements.

             SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED)
            (Dollars in millions, except per share figures)
                                                March 31,    December 31,
                                                  1994          1993

Assets

 Cash and cash equivalents . . . . . . . .   $  110.6       $  222.2
 Short-term investments. . . . . . . . . .      116.2          207.2
 Accounts receivable, net. . . . . . . . .      791.0          687.1
 Inventories . . . . . . . . . . . . . . .      428.8          404.6
 Prepaid expenses, deferred income
  taxes and other current assets . . . . .      389.1          379.4
     Total current assets. . . . . . . . .    1,835.7        1,900.5
 Property, plant and equipment . . . . . .    2,881.9        2,838.9
 Less accumulated depreciation . . . . . .      893.5          871.2
     Property, net . . . . . . . . . . . .    1,988.4        1,967.7
 Intangible assets, net. . . . . . . . . .      174.8          182.5
 Other assets. . . . . . . . . . . . . . .      271.3          266.2
                                             $4,270.2       $4,316.9

Liabilities and Shareholders' Equity

 Accounts payable. . . . . . . . . . . . .   $  228.7       $  249.0
 Short-term borrowings and current
  portion of long-term debt. . . . . . . .      911.8        1,076.0
 Other accrued liabilities . . . . . . . .      787.0          807.4
     Total current liabilities . . . . . .    1,927.5        2,132.4
 Long-term debt. . . . . . . . . . . . . .      181.5          182.3
 Other long-term liabilities . . . . . . .      427.3          420.3

Shareholders' Equity:
 Preferred shares - $1 par value
  each; issued - none. . . . . . . . . . .          -              -
 Common shares - $1 par value each;
  issued -  251,482,691 shares . . . . . .      251.5          251.5
 Paid-in capital . . . . . . . . . . . . .       86.0           80.9
 Retained earnings . . . . . . . . . . . .    3,601.6        3,435.6
 Foreign currency translation
  adjustment and other . . . . . . . . . .     (103.8)        (116.2)
     Total . . . . . . . . . . . . . . . .    3,835.3        3,651.8
 Less treasury shares, at cost - 1994,
  58,341,087 shares; 1993, 57,927,994
  shares . . . . . . . . . . . . . . . . .    2,101.4        2,069.9
     Total shareholders' equity. . . . . .    1,733.9        1,581.9
                                             $4,270.2       $4,316.9

              See notes to consolidated financial statements.

PAGE

                SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
                    STATEMENTS OF CONSOLIDATED CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31
                                 (UNAUDITED)
                            (Dollars in millions)
                                                 1994           1993
Operating Activities:

 Net income. . . . . . . . . . . . . . . .   $   253.2    $     129.3
 Depreciation and amortization . . . . . .        38.3           33.1
 Working capital changes - source (use):
  Accounts receivable. . . . . . . . . . .       (90.2)          (1.1)
  Inventories. . . . . . . . . . . . . . .       (11.7)         (12.2)
  Other current assets . . . . . . . . . .         1.5          (26.1)
  Accounts payable and other accrued
   liabilities . . . . . . . . . . . . . .       (47.2)           1.9
 Other, net. . . . . . . . . . . . . . . .        (1.7)         (25.7)

 Net cash provided by operating
  activities . . . . . . . . . . . . . . .       142.2           99.2

Investing Activities:

 Reduction of investments. . . . . . . . .       193.2            1.4
 Purchases of investments. . . . . . . . .      (104.8)           (.8)
 Capital expenditures. . . . . . . . . . .       (59.2)         (84.8)
 Other, net. . . . . . . . . . . . . . . .          .2            (.9)

 Net cash provided by (used for) investing
  activities. .                                   29.4          (85.1)

Financing Activities:

 Net change in short-term borrowings . . .      (168.2)         108.8
 Dividends paid to common shareholders . .       (87.1)         (77.8)
 Common shares repurchased . . . . . . . .       (31.1)        (275.7)
 Proceeds from other equity transactions .         3.4            3.3
 Other, net. . . . . . . . . . . . . . . .           -          (17.9)

 Net cash used for financing activities. .      (283.0)        (259.3)

Effect of Exchange Rates on Cash and
 Cash Equivalents. . . . . . . . . . . . .         (.2)           (.5)
Net Decrease in Cash and
 Cash Equivalents. . . . . . . . . . . . .      (111.6)        (245.7)
Cash and Cash Equivalents, Beginning
 of Period . . . . . . . . . . . . . . . .       222.2          406.3
Cash and Cash Equivalents, End of Period .   $   110.6      $   160.6

              See notes to consolidated financial statements.

PAGE

          SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)
         (Dollars in millions, except per share figures)

Basis of Presentation

The unaudited financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The statements should be read in conjunction with the accounting policies and notes to consolidated financial statements included in the Company's 1993 Annual Report on Form 10-K.

In the opinion of management, the financial statements reflect all adjustments necessary for a fair statement of the operations for the interim periods presented.

Investment Securities

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 (SFAS No. 115), "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 requires that all investments subject to its provisions, except those that will be held to maturity, be carried at fair value. All of the Company's investment securities are available for sale, and, accordingly, are carried at fair value. There was no effect on income as a result of adopting SFAS No. 115.

The fair value of investment securities subject to the provisions of SFAS No. 115, excluding cash equivalents, totaled $199.9 at March 31, 1994. This includes $116.2 in short-term investments and $79.8 of securities held in trust for employee benefit purposes. Substantially all investments in debt securities mature within one year. Unrealized gains and losses at March 31, 1994, and realized gains and losses during the quarter ended March 31, 1994, based on the specific identification method, were not material.

Inventories

Inventories consisted of:
                                       March 31,   December 31,
                                         1994          1993

    Finished products . . . . . . .   $  149.8       $  168.3
    Goods in process. . . . . . . .       96.9           95.5
    Raw materials and supplies. . .      182.1          140.8
      Total inventories . . . . . .   $  428.8       $  404.6

Sales

Sales for the three months ended March 31, 1994 and 1993 were as follows:
                                       1994            1993

    Pharmaceutical products . . . .  $  951.7        $  869.0
    Health care products. . . . . .     209.9           220.6
      Consolidated sales. . . . . .  $1,161.6        $1,089.6

Earnings Per Common Share

Earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. Shares issuable through the exercise of stock options and warrants and under deferred delivery agreements are not considered in the calculation, as they do not have a material effect on the determination of earnings per common share. The weighted-average number of shares used in the computation of earnings per common share for the three months ended March 31, 1994 and 1993 were 193,489,000 and 198,032,000 respectively.

Interest Income and Interest Expense

Interest income for the three months ended March 31, 1994 and 1993 was $3.9 and $5.8, respectively. Interest expense for the three months ended March 31, 1994 and 1993 was $10.6 and $7.8, respectively. Interest income and expense are included in other, net.

Legal and Environmental Matters

The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including environmental matters and product liability cases. The recorded liabilities for these matters at March 31, 1994, were not material. Management believes that it is remote that costs materially in excess of the amounts accrued for these matters will be incurred.

Item 2.  Managements' Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations - three months ended March 31, 1994 compared with the corresponding period in 1993.

Consolidated sales for the first quarter increased $72.0 million or 7 percent compared with the same period in 1993. Excluding the effect of foreign currency exchange rate changes, consolidated sales advanced 8 percent.

In the United States, many of the Company's pharmaceutical products are subject to competitive pricing as managed care groups, institutions and the government seek price discounts.
The Clinton health care reform proposal includes several measures that, if enacted, will have an impact on operations of the Company. These measures include, but are not limited to, the requirement of all health plans to offer prescription drug coverage, the extension of Medicare coverage to include outpatient drugs, and rebates on Medicare sales.

In most international markets, the Company operates in an environment of government-mandated cost containment programs. Sales in Japan have declined in 1994 due to lower sales of INTRON A, the Company's alpha-2 interferon anticancer and antiviral agent. Management expects total 1994 sales of INTRON A to decline in Japan as a result of the recently announced government-mandated price reduction and a significant drop in the
alpha interferon market.   In addition, operations in several
European countries have been impacted by the implementation of various cost-containment programs and across-the-board price reductions.

Because the Company is unable to predict the final form and timing of various domestic and international governmental health care reform proposals, their effect on future operations and cash flows cannot be reasonably estimated.

Sales

Domestic prescription pharmaceutical sales increased 15 percent for the 1994 first quarter. Sales of respiratory products rose 30 percent reflecting incremental sales of CLARITIN, a once-daily nonsedating antihistamine, following Food and Drug Administration
(FDA) approval in April 1993. Sales growth was also recorded for the PROVENTIL line of asthma products due to higher prescription levels for the inhaler formulation. In January 1994, the FDA issued bioequivalence standards for generic albuterol metered dose inhalers. Generic entries into the market are not expected until late 1994 or early 1995. The introduction of such generic competition will negatively affect sales and profitability of PROVENTIL. Respiratory growth was moderated by lower sales of THEO-DUR, a sustained-action theophylline, reflecting increased generic competition.

U.S. sales of cardiovascular products advanced 7 percent due to the timing of promotional programs for NITRO-DUR transdermal nitroglycerin patches and gains for K-DUR potassium supplements. Sales of dermatological products decreased 19 percent, primarily reflecting the timing of wholesaler purchases of LOTRISONE, an antifungal/anti-inflammatory cream.

Domestic sales of the Wesley-Jessen vision care business rose 39 percent in the first quarter due to promotional programs for colored lenses and the introduction of FRESHLOOK disposable contact lenses. Animal health product sales increased 20 percent reflecting incremental sales of OTOMAX, a treatment for canine ear infections.

International pharmaceutical sales grew 7 percent in the first quarter after excluding the impact of foreign currency exchange fluctuations. Sales of respiratory products increased 6 percent, led by growth for CLARITIN in Latin America. Dermatological products advanced 12 percent due to gains for topical steroids.

Foreign market sales of anti-infective and anticancer products were down 9 percent due to the decline of INTRON A in Japan. This shortfall was moderated by higher sales of CEDAX, a third-generation cephalosporin, and EULEXIN, a therapy for advanced prostate cancer.

Health care product sales decreased 5 percent in the first
quarter reflecting lower sales of female health and allergy/cold products due to the intensely competitive nature of these
categories.   These shortfalls were tempered by higher sales of
the upgraded and repackaged DR. SCHOLL'S corn/callus/bunion line, and new line extensions for LOTRIMIN AF.

Income before income taxes increased 14 percent in the first quarter, and represented 28.7 percent of sales compared with 26.8 percent in 1993.

Cost of sales as a percentage of sales declined to 21.3 percent in the first quarter from 21.5 percent last year, reflecting a favorable sales mix of higher margin ethical pharmaceutical products, mainly CLARITIN, and continuing cost containment programs.

Selling, general and administrative expenses represented 38.2 percent of sales for the first three months of 1994 compared with
39.3 percent in 1993. The improved ratio occurred as selling and promotional spending slowed in international markets.

Research and development spending increased 7 percent for the first quarter and represented 12.2 percent of sales in both the 1994 and 1993 periods. It is anticipated that total research and development expenses will approximate $630 million in 1994.

The effective tax rate was 24.0 percent for the first quarter of 1994, compared with 23.5 percent in 1993.

The Omnibus Budget Reconciliation Act of 1993 (The "Act") increases the U.S. corporate tax rate from 34 percent to 35 percent, restricts deductibility of certain operating expenses, reduces the tax benefit generated from operations in Puerto Rico and, in certain circumstances, taxes a portion of undistributed earnings of foreign subsidiaries. Management estimates that the primary impact on the Company is the reduction in the benefit arising from its operations in Puerto Rico. This reduction in benefit is to be phased-in over a five-year period.

The impact of the Act on the 1994 effective tax rate was less than the Company had originally anticipated. However, management does estimate the Act will unfavorably impact the effective tax rate an additional 1.5 to 2.0 percentage points by 1996.

Accounting Change

During the first quarter of 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". In connection with this adoption, the Company fully funded its initial accumulated benefit obligation. The cumulative effect of adopting SFAS No. 106 was a one-time, after-tax charge of $94.2 million, or $.48 per common share.

Earnings per common share before the accounting change increased 16 percent in the first quarter to $1.31 from $1.13 in 1993. Excluding the impact of changes in foreign currency exchange rate, earnings per common share before the accounting change would have risen approximately 19 percent in the first quarter.

Liquidity and financial resources - three months ended March 31, 1994.

During the first three months of 1994, total cash and investments, which includes principally cash and cash equivalents and short- term investments, declined $203.3 million and total debt decreased $165.0 million. These changes increased the Company's net debt position (debt less cash and investments) to $862.6 million from $824.3 million at year-end 1993. The unfavorable change in the net debt position does not reflect an unusual occurrence as heavy seasonal sales in the first quarter are normal. Cash provided from operations amounted to $142.2 million for the first three months of 1994. However, spending of $87.1 million for shareholder dividends, $59.2 million for capital expenditures and $31.1 million for common share repurchases caused the net debt position to increase.

In February 1993, the Board of Directors authorized the purchase of $500 million of the Company's shares. As of March 31, 1994, this program was approximately 84 percent complete.

The Company's liquidity and financial resources continue to be sufficient to meet its operating needs.
PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is a defendant in more than sixty antitrust lawsuits filed in state and federal courts in several states, including California, Georgia, Illinois, Louisiana, Minnesota, New York, Pennsylvania, South Carolina and Texas. More than fifty of these are class action lawsuits. These actions were commenced in the second half of 1993 and in 1994 by independent and chain pharmacies against the Company and other pharmaceutical manufacturers, and in some instances, wholesalers and mail order pharmacies, alleging (1) conspiracy to restrain trade by jointly refusing to sell pharmaceuticals at discounted prices to plaintiffs, and/or (2) price discrimination. The federal cases have all been consolidated in the United States District Court for the Northern District of Illinois for pre-trial and possibly trial purposes. Plaintiffs seek treble damages in an unspecified amount and an injunction against the allegedly unlawful conduct. The Company has not conspired to restrain trade and believes that its pricing practices have been and are in compliance with the law. The Company will defend itself vigorously against the claims in all these actions. While it is not feasible to predict or determine the outcome of these actions, management believes that such actions should not result in any liability which would have a material adverse effect on the Company's consolidated financial position or results of operations.

Item 4. Submission of Matter to a Vote of Security Holders

(a)  The Annual Meeting of Shareholders was held on April 26,
     1994.

(b)  Not applicable.

(c) The designation of Deloitte & Touche to audit the books and accounts of the Company for the year ending December 31, 1994 was ratified by a vote of shares, as follows:

               FOR            AGAINST         ABSTAIN

             173,233,080      424,435        522,106

     All of the nominees for director were elected for a three year term by a vote of shares, as follows:

                              FOR            WITHHELD

     David C. Garfield        172,927,613    1,252,008

     Robert P. Luciano        172,941,539    1,238,082

     H. Barclay Morley        172,919,080    1,260,541

     Approval of Executive Incentive Bonus Program including
     Performance Goals, by a vote of shares, as follows:

                FOR           AGAINST        ABSTAIN

            161,480,059      9,134,788      3,564,744
(d)  None

Item 6.   Exhibits and Reports on Form 8-K

a)   Exhibits:

     Exhibit 10 - The Company's Executive Incentive Plan (as
                  amended) filed with this document.
     Exhibit 11 - Computation of Earnings Per Common Share
                  filed with this document

b)   Reports on Form 8-K:

     No report has been filed during the three months ended March
     31, 1994.

                       SIGNATURE(S)



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Schering-Plough Corporation
                                         (Registrant)


Date    May 4, 1994             /s/  Thomas H. Kelly
                                          Thomas H. Kelly
                                 Vice President and Controller