Form 10-K/A
period 1993-12-31
SCHERING PLOUGH CORP
filed 1994-06-16
CIK 310158

--------------------------------------------------------------------
     --------------------------------------------------------------------



                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                            _______________________

                                 Form 10-K/A

                      AMENDMENT TO APPLICATION OR REPORT
                    Filed Pursuant to Section 12, 15, or 15(d) of
                     THE SECURITIES EXCHANGE ACT OF 1934



                         SCHERING-PLOUGH CORPORATION
              (Exact name of registrant as specified in charter)


                               AMENDMENT NO. 1
                                 TO FORM 10-K


     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the Year Ended December 31, 1993, as set
          forth in the pages attached hereto.


     Exhibit 28(b)  Form 11-K, Annual Report of the Schering-Plough
                            Employees' Savings Plan.


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            SCHERING-PLOUGH CORPORATION
                                                   (Registrant)


                                            By  /s/Thomas H. Kelly
                                                   Thomas H. Kelly
                                                  Vice President and
                                                      Controller
     Date: June 16, 1994

     --------------------------------------------------------------------
     --------------------------------------------------------------------

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington D.C.  20549
                              _________


                             FORM 11-K
                              _________


       FOR ANNUAL REPORTS OF EMPLOYEE STOCK PURCHASE, SAVINGS
         AND SIMILAR PLANS PURSUANT TO SECTION 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                        _________________________


[X]  ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended    December 31, 1993

                                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ________________ to ________________


Commission file number  2-84723


                        _________________________



              SCHERING-PLOUGH EMPLOYEES' SAVINGS PLAN



                    Schering-Plough Corporation
                          One Giralda Farms
                            P.O. Box 1000
                     Madison, New Jersey  07940

SCHERING-PLOUGH EMPLOYEES' SAVINGS PLAN

TABLE OF CONTENTS

                                                       PAGE

INDEPENDENT AUDITORS' REPORT                           1-2

FINANCIAL STATEMENTS:

Statements of Net Assets Available for
 Benefits as of December 31, 1993 and 1992             3-4

Statement of Changes in Net Assets Available
 for Benefits for the Year Ended December 31, 1993      5

Notes to Financial Statements                          6-7



                                                     SCHEDULE

SUPPLEMENTAL SCHEDULES:

Schedule of Assets Held for Investment
 December 31, 1993                                     I

Schedule of Transactions In Excess of 5%
 of Current Plan Assets for the Year
 Ended December 31, 1993                               II

________________________________________________________________

Supplemental schedules not included herein are omitted due to the absence of conditions under which they are required.

INDEPENDENT AUDITORS' REPORT

Schering-Plough Employees' Savings Plan:

We have audited the accompanying statements of net assets available for benefits of Schering-Plough Employees' Savings Plan (the "Plan") as of December 31, 1993 and 1992, and the related statement of changes in net assets available for benefits for the year ended December 31, 1993. These financial statements are the responsibil-ity of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 1993 and 1992, and the changes in net assets available for benefits for the year ended December 31, 1993 in conformity with generally accepted accounting principles.

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information is presented for the purpose of additional analysis of the basic financial statements rather than to present information regarding the net assets available for benefits and changes in net assets available for benefits of the S-P Common Stock Fund, Vanguard Investment Portfolios, and Loan Fund and the accompanying supplemental schedules of (1) assets held for investment as of December 31, 1993 and (2) transactions in excess of five percent of the current value of plan assets for the year ended December 31, 1993 are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. Such supplemental information and schedules are the responsibility of the Plan's management. Such supplemental information and schedules have been subjected to the auditing procedures applied in our audit of the basic 1993 financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic 1993 financial statements taken as a whole.


June 7, 1994

                     SCHERING-PLOUGH EMPLOYEES' SAVINGS PLAN
                  STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS
                             AS OF DECEMBER 31, 1993
                                              Supplemental Information
                                                       Vanguard
                                         S-P Common   Investment      Loan
Assets                       Total      Stock Fund    Portfolios      Fund
Investments:

 Schering-Plough
  Common Stock Fund      $ 32,299,148   $32,299,148  $         -  $         -

 Registered Investment
 Company Shares:

   Vanguard Money Market
   Reserves - U.S.
   Treasury Portfolio      14,835,568                 14,835,568

   Vanguard Money Market
   Reserves - Prime
   Portfolio                9,410,331             -    9,410,331            -

   Vanguard Explorer Fund   9,207,192             -    9,207,192            -

   Vanguard Index Trust -
   500 Portfolio            2,481,216             -    2,481,216            -

   Vanguard Windsor Fund   34,743,298             -   34,743,298            -

   Vanguard Wellington Fund 8,141,858             -    8,141,858            -

   Vanguard Fixed Income
   Securities - Short-Term
   Corporate Portfolio      1,380,499             -    1,380,499            -

   Total Registered
   Investment Company
   Shares                  80,199,962             -   80,199,962            -

  Loans to Participants     4,814,626             -            -    4,814,626

Net Assets Available
for Benefits             $117,313,736   $32,299,148  $80,199,962   $4,814,626

See Notes to Financial Statements.

                     SCHERING-PLOUGH EMPLOYEES' SAVINGS PLAN
                  STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS
                             AS OF DECEMBER 31, 1992
                                               Supplemental Information
                                                      Vanguard
                                        S-P Common   Investment       Loan
Assets                       Total      Stock Fund   Portfolios       Fund
Investments:

 Schering-Plough
 Common Stock Fund       $ 27,530,563   $27,530,563  $         -  $         -

 Unallocated Insurance
 Contract                   7,285,280             -    7,285,280            -

 Registered Investment
 Company Shares:

   Vanguard Money Market
   Reserves - U.S.
   Treasury Portfolio       9,545,581                  9,545,581

   Vanguard Money Market
   Reserves - Prime
   Portfolio                8,315,572             -    8,315,572            -

   Vanguard Explorer Fund   6,665,536             -    6,665,536            -

   Vanguard Index Trust -
   500 Portfolio            1,306,486             -    1,306,486            -

   Vanguard Windsor Fund   23,702,772             -   23,702,772            -

   Vanguard Wellington Fund 4,729,274             -    4,729,274            -

   Vanguard Fixed Income
   Securities - Short-Term
   Corporate Portfolio        331,314             -      331,314            -

   Total Registered
   Investment Company
   Shares                  54,596,535             -   54,596,535            -

 Loans to Participants      4,044,272             -            -    4,044,272

  Total Investments        93,456,650    27,530,563   61,881,815    4,044,272

Receivables:

 Employee Contributions         3,651           943        2,708            -

 Net Assets Available
  for Benefits           $ 93,460,301   $27,531,506  $61,884,523  $ 4,044,272

See Notes to Financial Statements.
/TABLE

                   SCHERING-PLOUGH EMPLOYEES' SAVINGS PLAN
          STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
                    FOR THE YEAR ENDED DECEMBER 31, 1993
                                                   Supplemental Information

                                                          Vanguard
                                           S-P Common    Investment     Loan
                                 Total     Stock Fund    Portfolios     Fund
Earnings From Investments:

Dividends                     $ 4,707,860  $         -   $4,707,860  $       -

Interest                          906,644            -      584,172    322,472

Net Appreciation
 in Fair Value of
 Investments                    5,941,243    3,153,002    2,788,241          -

Total Earnings
From Investments               11,555,747    3,153,002    8,080,273    322,472

Contributions - Participants   15,644,234    4,092,664   11,551,570          -

  Total Additions              27,199,981    7,245,666   19,631,843    322,472

Distributions to
 Participants                  (3,346,546)    (899,329)  (2,310,035)  (137,182)

Net Transfers
 Between Funds                          -   (1,578,695)     993,631    585,064

Net Increase                   23,853,435    4,767,642   18,315,439    770,354

Net Assets
 Available
 for Benefits,
 Beginning of
 Year                          93,460,301   27,531,506   61,884,523  4,044,272

Net Assets
 Available
 for Benefits,
 End of Year                 $117,313,736  $32,299,148  $80,199,962 $4,814,626

See Notes to Financial Statements.

PAGE

                SCHERING-PLOUGH EMPLOYEES' SAVINGS PLAN
                      NOTES TO FINANCIAL STATEMENTS

1.   Significant Accounting Policies

     Basis of Accounting - The accounts of the Schering-Plough
     Employees' Savings Plan (the "Plan") have been prepared in accordance with generally accepted accounting principles.

The financial statements were prepared in accordance with the financial reporting requirements of the Employee
     Retirement Income Security Act of 1974 as permitted by the Securities and Exchange Commission.

Schering-Plough (S-P) Common Stock Fund - Investments in
     Schering-Plough common stock are valued using the unit accounting method. Under this method, an employee's account value is expressed in units of participation in the Schering-Plough Common Stock Fund, rather than in number of shares of Schering-Plough common stock. At December 31, 1993 and 1992 there were 207,886 and 190,536 units of participation, respectively. The net asset value per unit was $155.37 and $144.49 at December 31, 1993 and 1992, respectively. Dividend income for the year ended December 31, 1993 was $783,644, which was re-invested in Schering-
          Plough common stock.

Vanguard Money Market Reserves (VMMR) - Prime and Treasury
     Portfolios - Money market funds are stated at cost which approximates market value.

Vanguard Index - 500 Portfolio, Explorer, Windsor,
     Wellington and Short-term Corporate Funds - Investments in investment funds are stated at the Plan's equity in the net asset value (redemption value) of the respective investment company at the end of the period.

Unallocated Insurance Contract - Unallocated insurance contract includes the value of funds held in insurance company general accounts. The value includes cost plus interest earned for the period. The interest rate for the unallocated insurance contract was approximately 8.23%.
     That contract matured on December 31, 1993. On the same day, the matured funds were transferred to available
          Vanguard funds or the Schering-Plough Common Stock Fund.

Loan Fund - The Plan allows participants to borrow against their fund accounts. These loans, which are secured by the participants' individual fund accounts, bear a fixed rate of interest as determined to be reasonable by the Schering-Plough Employees' Savings Plan Committee, and are repayable over periods not exceeding five years, except loans relating to a principal residence which are repayable over a period not to exceed 20 years. All principal and/or interest payments made by the participant are credited to the account of the borrowing participant.




Income Tax Status - The Internal Revenue Service has issued a determination letter dated March 31, 1989 to the effect that the Plan is a qualified employee benefit plan, meeting the requirements of Section 401(a) of the Internal Revenue Code and the Trust established thereunder is exempt from
          Federal income taxes under Section 501(a) of the Code.

As long as the Plan continues to remain qualified under present Federal income tax laws and regulations, participants will not be taxed on salary-deferral contributions or on investment earnings on such contributions at the time such contributions and investment earnings are received by the trustee under the Plan, but will be subject to tax thereon at such time as the participants receive distributions from the Plan.

2.   Plan Description and Administration

     The following brief description of the Plan is provided for general information purposes only. Participants should refer to the Plan agreement for more complete information.

The Plan is designed to permit employees to elect to have a portion of their salary contributed to the Plan ("Salary Deferral Contribution") on their behalf. Under the provisions of the Plan the amount of a participant's Salary Deferral Contribution can be 1%, 2%, 3% or 4% of the participant's compensation. Salary Deferral Contributions and any earnings accrued thereon are fully and immediately vested in the participant's account. Distributions of the entire amount of a participant's account will be made upon death, permanent disability, retirement or other termination of employment. The distributions will be made in lump-sum, or, in certain circumstances, in installments over a period not to exceed the life expectancy of the participant or joint life expectancy of a participant and a designated beneficiary. Distributions of all or a portion of a participant's account, prior to termination of employment, may be granted in the case of financial hardship.

All domestic employees of Schering-Plough Corporation and its subsidiaries who have attained one year of service are eligible to participate in the Plan. There were approximately 8,870 and 8,407 participants in the Plan at December 31, 1993 and 1992, respectively. Contributions are allocated to any of the eight investment funds. Although the Company has not expressed any intent to do so, they may terminate the plan subject to provisions of ERISA.

All administrative expenses of the Plan are borne by the employers of the participating employees. The Vanguard
     Fiduciary Trust Company serves as trustee and investment manager for the Plan.




                                                    EXHIBIT I








                Independent Auditors' Consent



We consent to the incorporation by reference in Post-Effective Amendment No. 1 to Registration Statement No. 2-84723 of Schering-Plough Corporation on Form S-8 of our report dated June 7, 1994 appearing in this Annual Report on Form 11-K of Schering-Plough Employees' Savings Plan for the year ended December 31, 1993.


DELOITTE & TOUCHE
Parsippany, New Jersey

June 16, 1994

          SCHERING-PLOUGH CORPORATION EMPLOYEES' SAVINGS PLAN
            SCHEDULE OF ASSETS HELD FOR INVESTMENT - ITEM 27a
                            DECEMBER 31, 1993
Identity of Issue                 Shares/Units       Cost      Fair Value
Schering-Plough Stock Fund -
  Corporate Stock:  Common          207,886 1/  $ 19,949,116  $ 32,299,148
2/

Vanguard Money Market
  Reserves - U.S. Treasury
  Portfolio - Shares Registered
  Investment Co.                 14,835,568       14,835,568    14,835,568
2/

Vanguard Money Market
  Reserves-Prime Portfolio -
  Shares Registered Investment
  Co.                             9,410,331        9,410,331     9,410,331
2/

Vanguard Explorer Fund - Shares
  Registered Investment Co.         204,106        7,611,023     9,207,192
2/

Vanguard Index Trust - 500
Portfolio-Shares Registered
Investment Co.                       56,610        2,345,641     2,481,216


Vanguard Windsor Fund - Shares
  Registered Investment Co.       2,497,729       32,665,848    34,743,298
2/

Vanguard Wellington Fund -
  Shares Registered
  Investment Co.                    399,111        7,614,016     8,141,858
2/
Vanguard Fixed Income Securities
  Short-Term Corporate Portfolio -
  Shares Registered Investment Co.  126,651        1,387,600     1,380,499

  Total Vanguard Registered
  Investment Co. Shares                           75,870,027    80,199,962

Outstanding Loan Balance -
  Loans Other Than Mortgages -
  Various Loans; 7.0% to 11.5%,
  due 36 to 240 months from date
  of loan                                          4,814,626     4,814,626

TOTAL INVESTMENTS                               $100,633,769  $117,313,736

1/  Represents Schering-Plough Common Stock Fund units.
2/ Indicates investment represents 5 percent or more of the net assets available for benefits.

PAGE

             SCHERING-PLOUGH CORPORATION EMPLOYEES' SAVINGS PLAN
        TRANSACTIONS IN EXCESS OF 5% OF CURRENT PLAN ASSETS - ITEM 27d
                    FOR THE YEAR ENDED DECEMBER 31, 1993

                   Purchases                      Sales
Identity         Cost    No. of       Proceeds    No. of     Net Gain
of Issue      of Assets  Purchases   from Sales   Sales      or (Loss) 1/

S-P Stock
 Fund         $ 7,987,405      228   $(5,586,367)    229     $1,549,102

Vanguard
 Windsor
 Fund          11,727,467      238    (2,832,332)    204        218,118

Vanguard
 Explorer
 Fund           3,599,441      205    (1,268,168)    183        166,317

Vanguard
 Money Market
 Reserves
 - Prime
   Portfolio    4,509,300      237    (3,414,537)    224              -
 - Treasury
   Portfolio    7,986,092      241    (2,695,987)    223              -




1/  Calculated based upon historical cost.

PAGE

                                                       EXHIBIT II
                                                       Page 1 of 3















           Schering-Plough






























                                   Employee
                                  BENEFITS

          SUMMARY ANNUAL REPORT
                                             1992
                                                       EXHIBIT II
                                                      Page 2 of 3




         SCHERING-PLOUGH EMPLOYEES' SAVINGS PLAN


Basic Financial Statement

Benefits under the Plan are provided by a trust fund into which Schering-Plough pays the total Employee Savings Plan contribu-tions. The trustee is The Vanguard Fiduciary Trust Company. Administrative expenses were paid by Schering-Plough. A total of 8,407 persons were participants in or beneficiaries of the Plan at the end of the plan year.

The value of Plan assets, after subtracting liabilities of the Plan, was $93,460,301, as of December 31, 1992, compared to $78,878,032 as of December 31, 1991. During the plan year the Plan experienced an increase in its net assets of $14,582,269. This increase includes unrealized appreciation in the value of plan assets; that is, the difference between the value of the plan's assets at the end of the year and the value of the assets at the beginning of the year. The Plan had total income of $18,646,533 including employer and other contributions of $12,817,461, interest earnings of $1,162,862, dividends of $2,342,929, and a net appreciation in fair value of investments of $2,323,281.

Your Right to Additional Information

You have the right to receive a copy of the full annual report, or any part thereof, on request. The items listed below are included in that report:

       1.   An accountant's report;

       2.   Assets held for investments.

                                                       EXHIBIT II
                                                      Page 3 of 3



HOW TO OBTAIN ADDITIONAL PLAN STATEMENTS

To obtain a copy of all of the full Annual Reports, or any part thereof, write or call the office of Pamela J. Criddle, Manager Employee Benefits, 3030 Jackson Avenue, Memphis, TN 38151, telephone (901) 320-2511 or Pamela J. Fisher, Manager Qualified Benefits Plans, 2000 Galloping Hill Road, Kenilworth, NJ 07033, telephone (908) 298-5214. The charge to cover copying costs will be $3.00 for the Profit-Sharing Plan Report, $5.50 for the Retirement Plan Report, $2.00 for the Group Insurance Report, $2.00 for the Long-Term Disability Report, $3.00 for the Employee Savings Plan, and $2.00 for the Business Travel Accident Insurance Report.

You also have the right to receive from the plan administrator, on request and at no charge, a statement of the assets and liabilities of the Plans and accompanying notes, or a statement of income and expenses of the Plans and accompanying notes, or both. If you request a copy of the full annual report from the plan administrator, these two statements and accompanying notes will be included as part of that report.

You also have the legally protected right to examine the annual reports at the Employee Benefits Office, 3030 Jackson Avenue, Memphis, TN 38151, or 2000 Galloping Hill Road, Kenilworth, NJ 07033, and at the U.S. Department of Labor in Washington, D.C. or to obtain a copy from the U.S. Department of Labor upon payment of copying costs. Schering-Plough Corporation's employer identifica-tion number with the Federal Government is 22-191-8501. Requests to the Department should be addressed to Public Disclosure Room, N5507, Pension and Welfare Benefit Programs, U.S. Department of Labor, 200 Constitution Avenue, N.W., Washington, D.C. 20216.