Form 10-Q
period 1994-06-30
SCHERING PLOUGH CORP
filed 1994-07-27
CIK 310158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549
                                FORM 10-Q





QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934


               For the quarterly period ended June 30, 1994



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


                    YES    X             NO




Common Shares Outstanding as of June 30, 1994:  192,039,778

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

            SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED INCOME
                             (UNAUDITED)
           (Dollars in millions, except per share figures)
                                      Three Months         Six Months
                                         Ended               Ended
                                        June 30              June 30

                                     1994      1993      1994      1993


Sales . . . . . . . . . . . . . .  $1,190.1  $1,123.4  $2,351.7  $2,213.0
Costs and expenses:
 Cost of sales. . . . . . . . . .     246.0     236.7     493.3     470.9
 Selling, general
  and administrative. . . . . . .     459.7     453.4     903.1     881.2
 Research and development . . . .     152.0     147.5     294.0     280.4
 Other expense, net . . . . . . .      15.6       7.0      11.4       9.6
                                      873.3     844.6   1,701.8   1,642.1

Income before income taxes. . . .     316.8     278.8     649.9     570.9
  Income taxes. . . . . . . . . .      76.1      65.6     156.0     134.2
Income before cumulative effect
 of accounting change . . . . . .     240.7     213.2     493.9     436.7
Cumulative effect of
 accounting change  . . . . . . .         -         -         -     (94.2)
Net income. . . . . . . . . . . .  $  240.7  $  213.2  $  493.9  $  342.5

Earnings per common share
 before cumulative effect of
 accounting change. . . . . . . .  $   1.25  $   1.09  $   2.56  $   2.22
Cumulative effect of
 accounting change. . . . . . . .         -         -         -      (.48)
Earnings per common share . . . .  $   1.25  $   1.09  $   2.56  $   1.74

Dividends per common share. . . .  $    .51  $    .45  $    .96  $    .84

              See notes to consolidated financial statements.

PAGE

             SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED)
            (Dollars in millions, except per share figures)
                                                June 30,    December 31,
                                                  1994          1993

Assets

 Cash and cash equivalents . . . . . . . .   $  100.7       $  222.2
 Short-term investments. . . . . . . . . .      114.7          207.2
 Accounts receivable, net. . . . . . . . .      819.3          687.1
 Inventories . . . . . . . . . . . . . . .      470.3          404.6
 Prepaid expenses, deferred income
  taxes and other current assets . . . . .      418.4          379.4
     Total current assets. . . . . . . . .    1,923.4        1,900.5
 Property, plant and equipment . . . . . .    2,946.6        2,838.9
 Less accumulated depreciation . . . . . .      923.5          871.2
     Property, net . . . . . . . . . . . .    2,023.1        1,967.7
 Intangible assets, net. . . . . . . . . .      177.4          182.5
 Other assets. . . . . . . . . . . . . . .      290.7          266.2
                                             $4,414.6       $4,316.9

Liabilities and Shareholders' Equity

 Accounts payable. . . . . . . . . . . . .   $  231.0       $  249.0
 Short-term borrowings and current
  portion of long-term debt. . . . . . . .      820.1        1,076.0
 Other accrued liabilities . . . . . . . .      884.6          807.4
     Total current liabilities . . . . . .    1,935.7        2,132.4
 Long-term debt. . . . . . . . . . . . . .      181.5          182.3
 Other long-term liabilities . . . . . . .      476.6          420.3

Shareholders' Equity:
 Preferred shares - $1 par value
  each; issued - none. . . . . . . . . . .          -              -
 Common shares - $1 par value each;
  issued -  251,482,691 shares . . . . . .      251.5          251.5
 Paid-in capital . . . . . . . . . . . . .       88.8           80.9
 Retained earnings . . . . . . . . . . . .    3,744.0        3,435.6
 Foreign currency translation
  adjustment and other . . . . . . . . . .      (89.0)        (116.2)
     Total . . . . . . . . . . . . . . . .    3,995.3        3,651.8
 Less treasury shares, at cost - 1994,
  59,442,913 shares; 1993, 57,927,994
  shares . . . . . . . . . . . . . . . . .    2,174.5        2,069.9
     Total shareholders' equity. . . . . .    1,820.8        1,581.9
                                             $4,414.6       $4,316.9

              See notes to consolidated financial statements.

PAGE

                SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
                    STATEMENTS OF CONSOLIDATED CASH FLOWS
                   FOR THE SIX MONTHS ENDED JUNE 30
                                 (UNAUDITED)
                            (Dollars in millions)
                                                 1994           1993
Operating Activities:

 Net income. . . . . . . . . . . . . . . .   $   493.9      $   342.5
 Depreciation and amortization . . . . . .        77.3           69.8
 Working capital changes - source (use):
  Accounts receivable. . . . . . . . . . .      (107.5)        (150.0)
  Inventories. . . . . . . . . . . . . . .       (42.6)         (21.5)
  Other current assets . . . . . . . . . .       (28.7)         (45.9)
  Accounts payable and other accrued
   liabilities . . . . . . . . . . . . . .        22.5           38.4
 Other, net. . . . . . . . . . . . . . . .         5.3          (13.7)

 Net cash provided by operating
  activities . . . . . . . . . . . . . . .       420.2          219.6

Investing Activities:

 Capital expenditures. . . . . . . . . . .      (133.8)        (185.2)
 Purchases of investments. . . . . . . . .       (11.9)        (128.8)
 Reduction of investments. . . . . . . . .        98.7            3.7
 Other, net. . . . . . . . . . . . . . . .          .2           (2.6)

 Net cash used for investing activities. .       (46.8)        (312.9)

Financing Activities:

 Net change in short-term borrowings . . .      (261.4)         225.1
 Dividends paid to common shareholders . .      (185.4)        (165.5)
 Common shares repurchased . . . . . . . .      (105.0)        (292.4)
 Redeemable partnership interest . . . . .        50.0              -
 Proceeds from other equity
  transactions . . . . . . . . . . . . . .         6.8           14.4
 Other, net. . . . . . . . . . . . . . . .          .1          (17.9)

 Net cash used for financing activities. .      (494.9)        (236.3)

Effect of Exchange Rates on Cash and
 Cash Equivalents. . . . . . . . . . . . .           -            (.4)
Net Decrease in Cash and
 Cash Equivalents. . . . . . . . . . . . .      (121.5)        (330.0)
Cash and Cash Equivalents, Beginning
 of Period . . . . . . . . . . . . . . . .       222.2          406.3
Cash and Cash Equivalents, End of Period .   $   100.7      $    76.3

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

The fair value of investment securities subject to the provisions of SFAS No. 115, excluding cash equivalents, totaled $195.1 at June 30, 1994. This includes $114.7 in short-term investments and $77.0 of securities held in trust for employee benefit purposes. Substantially all investments in debt securities mature within one year. Unrealized gains and losses at June 30, 1994, and realized gains and losses during the six months ended June 30, 1994, based on the specific identification method, were not material.

Redeemable Interest in Partnership

Certain Company subsidiaries and a financial institution funded a partnership that has purchased outstanding shares of the Company's stock. The partnership is majority owned by the subsidiaries; therefore the consolidated financial statements include the partnership. The Company stock purchased by the partnership is reported as treasury shares.

As of June 30, 1994, $50.0 has been advanced to the partnership by the financial institution and is included with other long-term liabilities. The partnership pays a return equal to a LIBOR-based floating rate on the funds advanced. All advances are subject to mandatory redemption in February 1998. The obligation of the Company and the subsidiaries for the advances to the partnership are subordinate to all other unsecured claims of general creditors of the Company and its subsidiaries.



Inventories

Inventories consisted of:
                                       June 30,    December 31,
                                         1994          1993

    Finished products . . . . . . .   $  164.7       $  168.3
    Goods in process. . . . . . . .      127.8           95.5
    Raw materials and supplies. . .      177.8          140.8
      Total inventories . . . . . .   $  470.3       $  404.6

Sales

Sales for the six months ended June 30, 1994 and 1993 were as follows:
                                       1994            1993

    Pharmaceutical products . . . .  $1,973.7        $1,807.3
    Health care products. . . . . .     378.0           405.7
      Consolidated sales. . . . . .  $2,351.7        $2,213.0

Earnings Per Common Share

Earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. Shares issuable through the exercise of stock options and warrants and under deferred delivery agreements are not considered in the calculation, as they do not have a material effect on the determination of earnings per common share. The weighted-average number of shares used in the computation of earnings per common share for the six months ended June 30, 1994 and 1993 were 192,968,000 and 196,667,000, respectively.

Interest Income and Interest Expense

Interest income for the three and six months ended June 30, 1994 was $3.9 and $7.8, respectively. The corresponding amounts in 1993 were $5.0 and $10.8, respectively. Interest expense for the three and six months ended June 30, 1994 was $12.6 and $23.2, respectively. The corresponding amounts in 1993 were $12.5 and $20.3, respectively. Interest income and expense are included in other, net.

Legal and Environmental Matters

The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including environmental matters and product liability cases. The recorded liabilities for these matters at June 30, 1994, were not material. Management believes that it is remote that costs materially in excess of the amounts accrued for these matters will be incurred.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations - three and six months ended June 30, 1994 compared with the corresponding periods in 1993.

Consolidated sales for the second quarter increased $66.7 million or 6 percent compared with the same period in 1993. For the six months, sales rose $138.7 million or 6 percent over 1993. Excluding the effect of foreign currency exchange rate changes, consolidated sales grew 7 percent in both the second quarter and six-month period.

In the United States, many of the Company's pharmaceutical products are subject to competitive pricing as managed care groups, institutions and the government seek price discounts. Certain health care reform proposals include measures that, if enacted, will have an impact on operations of the Company. These measures include, but are not limited to, the requirement of all health plans to offer prescription drug coverage, the extension of Medicare coverage to include outpatient drugs, and rebates on Medicare sales.

In most international markets, the Company operates in an environment of government-mandated cost containment programs. Sales in Japan have declined sharply in 1994 due to lower sales of INTRON A, the Company's alpha-2 interferon anticancer and antiviral agent. Management expects total 1994 sales of INTRON A in Japan to be substantially lower than 1993 as a result of various actions by the Japanese health authorities to
control health care costs, including an April 1 price cut.   In addition,
operations in several European countries have been impacted by the implementation of various cost-containment programs and across-the-board price reductions.

Because the Company is unable to predict the final form and timing of various domestic and international governmental health care reform proposals, their effect on future operations and cash flows cannot be reasonably estimated.

Sales

Domestic prescription pharmaceutical sales increased 23 percent for the 1994 second quarter and 19 percent for the six-month period. Sales of respiratory products advanced 39 percent in the quarter and 34 percent for the first half, reflecting significant growth for CLARITIN, a nonsedating antihistamine, which received Food and Drug Administration (FDA) approval in April 1993. Sales growth in both periods was also aided by increases for VANCENASE allergy and VANCERIL asthma products, as well as for the PROVENTIL line of asthma products. Despite generic competition for the tablet, syrup and solution formulations, PROVENTIL sales advanced due to higher prescription levels for the metered dose inhaler.
the FDA issued bioequivalence standards for generic albuterol metered dose inhalers. Generic entries into the market are not expected until late 1994 or early 1995. The introduction of such generic competition will negatively affect sales and profitability of PROVENTIL. Respiratory growth was moderated by lower sales of THEO-DUR, a sustained-action theophylline, reflecting increased generic competition.

U.S. sales of anti-infective and anticancer products rose 11 percent in
the quarter and 7 percent for the six-month period,   due to gains for
EULEXIN, a prostate cancer therapy, and INTRON A.

Domestic sales of the Wesley-Jessen vision care business advanced 44 percent and 42 percent for the three- and six- month periods, respectively, reflecting the launch of FRESHLOOK disposable contact lenses.

International pharmaceutical sales were essentially flat versus the prior year's second quarter, but increased 3 percent for the six months after excluding the impact of foreign currency exchange fluctuations. This sales performance resulted from declines for anti-infective and anticancer products of 14 percent in the quarter and 12 percent for the six-month period, due to lower INTRON A sales. Sales of INTRON A in Japan declined approximately 50 percent in both the quarter and six months. This shortfall was offset by sales growth of other products throughout the rest of the world.

Foreign market sales of dermatological products grew 20 percent in the quarter and 16 percent in the first half, reflecting gains for topical steroids. Respiratory product sales advanced 6 percent in both the three- and six-month period, led by growth for CLARITIN in Latin America. Sales growth also occurred for LOSEC, an anti-ulcer treatment licensed from AB Astra.

Health care product sales decreased 9 percent in the quarter and 7 percent in the six months, reflecting lower sales of female health and allergy/cold products due to the intensely competitive nature of these categories. Sales of foot care products declined 6 percent in the second quarter and were essentially flat versus the six months of 1993. The year-to-year comparisons were impacted by the relaunch of the DR. SCHOLL'S insole line during the 1993 second quarter that resulted in heavy trade purchases. Sun care products sales advanced 22 percent in the quarter and 4 percent for the six-month period, led by increases for products offering high sun protection factors.

Income before income taxes increased 14 percent for the quarter as compared with 1993, and represented 26.6 percent of sales versus 24.8 percent last year. For the six months, income before income taxes also grew 14 percent over 1993, representing 27.6 percent of sales compared with 25.8 percent last year.

Cost of sales as a percentage of sales declined to 20.7 percent from 21.1 percent in the quarter. For the first half, the ratio decreased to 21.0 percent from 21.3 percent. The lower ratios were primarily due to a favorable sales mix of higher margin ethical pharmaceutical products.

Selling, general and administrative expenses represented 38.6 percent of sales in the second quarter compared with 40.4 percent last year. For the six months, the ratio was 38.4 percent versus 39.8 percent in 1993. The improved ratios occurred as 1993 expenses included costs for the U.S. launch of CLARITIN, and 1994 selling and promotional spending slowed in international markets.

Research and development expenses increased 3 percent in the quarter, representing 12.8 percent of sales compared with 13.1 percent a year ago. For the first half, spending grew 5 percent and represented 12.5 percent of sales versus 12.7 percent in 1993. The slower growth rates reflect year-to-year timing of clinical grant spending. The Company anticipates that growth in research and development expenses will accelerate in the last half of the year.

The effective tax rate was 24.0 percent for both the three- and six-month periods in 1994, compared with 23.5 percent for the same periods in 1993.

The Omnibus Budget Reconciliation Act of 1993 (The "Act") increases the U.S. corporate tax rate from 34 percent to 35 percent, restricts deductibility of certain operating expenses, reduces the tax benefit generated from operations in Puerto Rico and, in certain circumstances, taxes a portion of undistributed earnings of foreign subsidiaries. Management estimates that the primary impact on the Company is the reduction in the benefit arising from its operations in Puerto Rico. This reduction in benefit is to be phased-in over a five-year period which began in 1994.

The impact of the Act on the 1994 effective tax rate was less than the Company had originally anticipated. However, management believes the Act could unfavorably impact the effective tax rate an additional 1.5 to 2.0 percentage points by 1996.

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

Earnings per common share increased 15 percent in the second quarter to $1.25 from $1.09 in 1993. Excluding the impact of changes in foreign currency exchange rates, earnings per common share would have risen approximately 18 percent in the quarter.

For the six months,earnings per common share before the accounting change advanced 15 percent to $2.56 from $2.22 last year. Excluding the impact of changes in foreign currency exchange rates, earnings per common share before the accounting change would have risen approximately 19 percent for the six months.

Liquidity and financial resources - six months ended June 30, 1994.

During the first half of 1994, total cash and investments, which includes cash and cash equivalents and short- and long- term investments, declined $215.2 million and total debt declined $206.7 million. The Company's net debt position (debt less cash and investments) totaled $832.8 million, essentially flat with the $824.3 million net debt position at year-end 1993. Cash provided from operations totaled $420.2 million for the first six months. However, spending of $185.4 million for shareholder dividends, $133.8 million for capital expenditures and $105.0 million for common share repurchases caused the net debt position to remain essentially at the year-end 1993 level.

In February 1993, the Board of Directors authorized the purchase of $500 million of the Company's shares. As of June 30, 1994, this program was approximately 98 percent complete.

During 1994, the Company and a financial institution funded a partnership that has purchased outstanding shares of the Company's stock. As of June 30, 1994, $50 million has been advanced to the partnership by the financial institution, and is included as other long-term liabilities. All advances are subject to mandatory redemption in February 1998, and these advances are considered as debt for purposes of this liquidity discussion. The obligation of the Company for the advances to the partnership is subordinate to all other unsecured claims of general creditors of the Company and its subsidiaries.

The Company's liquidity and financial resources continue to be sufficient to meet its operating needs.

PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

a)   Exhibits:

     Exhibit
     Number                        Description

      10(a)        -  First Amendment to Employment Agreement
                      between the Company and Robert P. Luciano

      10(b)        -  First Amendment to Employment Agreement
                      between the Company and Richard J. Kogan

      10(c)        -  Employment Agreement between the Company
                      and Hugh D'Andrade

      11           -  Computation of Earnings Per Common Share
                      filed with this document


b)    Reports on Form 8-K:

      No report has been filed during the three months ended
      June 30, 1994.

                       SIGNATURE(S)



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Schering-Plough Corporation
                                         (Registrant)


Date     July  27, 1994           /s/  Thomas H. Kelly
                                       Thomas H. Kelly
                                 Vice President and Controller