Form 10-Q
period 1994-09-30
SCHERING PLOUGH CORP
filed 1994-11-08
CIK 310158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549
                                FORM 10-Q





QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1994



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


                    YES    X             NO




Common Shares Outstanding as of September 30, 1994: 190,329,827

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

            SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED INCOME
                             (UNAUDITED)
           (Dollars in millions, except per share figures)
                                      Three Months        Nine Months
                                         Ended               Ended
                                      September 30        September 30

                                     1994      1993      1994      1993


Sales . . . . . . . . . . . . . .  $1,125.7  $1,061.9  $3,477.4  $3,274.9
Costs and expenses:
 Cost of sales. . . . . . . . . .     219.8     211.8     713.1     682.7
 Selling, general
  and administrative. . . . . . .     448.7     429.5   1,351.8   1,310.7
 Research and development . . . .     160.4     145.6     454.4     426.0
 Other expense, net . . . . . . .       1.7      14.4      13.1      24.0
                                      830.6     801.3   2,532.4   2,443.4

Income before income taxes. . . .     295.1     260.6     945.0     831.5
  Income taxes. . . . . . . . . .      70.8      61.2     226.8     195.4
Income before cumulative effect
 of accounting change . . . . . .     224.3     199.4     718.2     636.1
Cumulative effect of
 accounting change  . . . . . . .         -         -         -     (94.2)
Net income. . . . . . . . . . . .  $  224.3  $  199.4  $  718.2  $  541.9

Earnings per common share
 before cumulative effect of
 accounting change. . . . . . . .  $   1.17  $   1.03  $   3.73  $   3.25
Cumulative effect of
 accounting change. . . . . . . .         -         -         -      (.48)
Earnings per common share . . . .  $   1.17  $   1.03  $   3.73  $   2.77

Dividends per common share. . . .  $    .51  $    .45  $   1.47  $   1.29

              See notes to consolidated financial statements.

PAGE

             SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED)
            (Dollars in millions, except per share figures)
                                             September 30,  December 31,
                                                  1994          1993

Assets

 Cash and cash equivalents . . . . . . . .   $  135.1       $  222.2
 Short-term investments. . . . . . . . . .      115.8          207.2
 Accounts receivable, net. . . . . . . . .      709.9          687.1
 Inventories . . . . . . . . . . . . . . .      473.5          404.6
 Prepaid expenses, deferred income
  taxes and other current assets . . . . .      447.1          379.4
     Total current assets. . . . . . . . .    1,881.4        1,900.5
 Property, plant and equipment . . . . . .    3,001.8        2,838.9
 Less accumulated depreciation . . . . . .      948.0          871.2
     Property, net . . . . . . . . . . . .    2,053.8        1,967.7
 Intangible assets, net. . . . . . . . . .      172.8          182.5
 Other assets. . . . . . . . . . . . . . .      303.0          266.2
                                             $4,411.0       $4,316.9

Liabilities and Shareholders' Equity

 Accounts payable. . . . . . . . . . . . .   $  206.1       $  249.0
 Short-term borrowings and current
  portion of long-term debt. . . . . . . .      724.6        1,076.0
 Other accrued liabilities . . . . . . . .      982.7          807.4
     Total current liabilities . . . . . .    1,913.4        2,132.4
 Long-term debt. . . . . . . . . . . . . .      186.7          182.3
 Other long-term liabilities . . . . . . .      468.8          420.3

Shareholders' Equity:
 Preferred shares - $1 par value
  each; issued - none. . . . . . . . . . .          -              -
 Common shares - $1 par value each;
  issued -  251,482,691 shares . . . . . .      251.5          251.5
 Paid-in capital . . . . . . . . . . . . .      121.1           80.9
 Retained earnings . . . . . . . . . . . .    3,870.4        3,435.6
 Foreign currency translation
  adjustment and other . . . . . . . . . .      (72.7)        (116.2)
     Total . . . . . . . . . . . . . . . .    4,170.3        3,651.8
 Less treasury shares, at cost - 1994,
  61,152,864 shares; 1993, 57,927,994
  shares . . . . . . . . . . . . . . . . .    2,328.2        2,069.9
     Total shareholders' equity. . . . . .    1,842.1        1,581.9
                                             $4,411.0       $4,316.9

              See notes to consolidated financial statements.

PAGE

                SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
                    STATEMENTS OF CONSOLIDATED CASH FLOWS
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                 (UNAUDITED)
                            (Dollars in millions)
                                                 1994           1993
Operating Activities:

 Net income. . . . . . . . . . . . . . . .   $   718.2      $   541.9
 Depreciation and amortization . . . . . .       116.7          105.9
 Working capital changes - source (use):
  Accounts receivable. . . . . . . . . . .        10.1           41.2
  Inventories. . . . . . . . . . . . . . .       (31.9)         (21.3)
  Other current assets . . . . . . . . . .       (57.7)         (82.5)
  Accounts payable and other accrued
   liabilities . . . . . . . . . . . . . .        82.5           10.3
 Other, net. . . . . . . . . . . . . . . .         4.2           16.1

 Net cash provided by operating
  activities . . . . . . . . . . . . . . .       842.1          611.6

Investing Activities:

 Capital expenditures. . . . . . . . . . .      (199.4)        (265.6)
 Purchases of investments. . . . . . . . .       (13.8)        (171.7)
 Reduction of investments. . . . . . . . .       100.2           33.5
 Other, net. . . . . . . . . . . . . . . .         2.4           (6.2)

 Net cash used for investing activities. .      (110.6)        (410.0)

Financing Activities:

 Net change in short-term borrowings . . .      (353.8)         178.4
 Dividends paid to common shareholders . .      (283.4)        (252.7)
 Common shares repurchased . . . . . . . .      (259.4)        (418.3)
 Redeemable partnership interest . . . . .        50.0              -
 Proceeds from other equity
  transactions . . . . . . . . . . . . . .        24.5           17.2
 Other, net. . . . . . . . . . . . . . . .         2.9          (17.9)

 Net cash used for financing activities. .      (819.2)        (493.3)

Effect of Exchange Rates on Cash and
 Cash Equivalents. . . . . . . . . . . . .          .6           (1.1)
Net Decrease in Cash and
 Cash Equivalents. . . . . . . . . . . . .       (87.1)        (292.8)
Cash and Cash Equivalents, Beginning
 of Period . . . . . . . . . . . . . . . .       222.2          406.3
Cash and Cash Equivalents, End of Period .   $   135.1      $   113.5

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

The fair value of investment securities subject to the provisions of SFAS No. 115, excluding cash equivalents, totaled $198.9 at September 30, 1994. This includes $115.8 in short-term investments and $81.2 of securities held in trust for employee benefit purposes. Substantially all investments in debt securities mature within one year. Unrealized gains and losses at September 30,1994, and realized gains and losses during the nine months ended September 30, 1994, based on the specific identification method, were not material.

Redeemable Interest in Partnership

Certain Company subsidiaries and a financial institution funded a partnership that has purchased outstanding shares of the Company's stock. The partnership is majority owned by the subsidiaries; therefore, the consolidated financial statements include the partnership. The Company stock purchased by the partnership is reported as treasury shares.

As of September 30, 1994, $50.0 has been advanced to the partnership by the financial institution and is included with other long-term liabilities. The partnership pays a return equal to a LIBOR-based floating rate on the funds advanced. All advances are subject to mandatory redemption in February 1998. The obligation of the Company and the subsidiaries for the advances to the partnership are subordinate to all other unsecured claims of general creditors of the Company and its subsidiaries.



Inventories

Inventories consisted of:
                                    September 30,  December 31,
                                         1994          1993

    Finished products . . . . . . .   $  208.6       $  168.3
    Goods in process. . . . . . . .       77.5           95.5
    Raw materials and supplies. . .      187.4          140.8
      Total inventories . . . . . .   $  473.5       $  404.6

Sales

Sales for the nine months ended September 30, 1994 and 1993 were as follows:
                                       1994            1993

    Pharmaceutical products . . . .  $2,943.9        $2,703.8
    Health care products. . . . . .     533.5           571.1
      Consolidated sales. . . . . .  $3,477.4        $3,274.9

Earnings Per Common Share

Earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. Shares issuable through the exercise of stock options and warrants and under deferred delivery agreements are not considered in the calculation, as they do not have a material effect on the determination of earnings per common share. The weighted-average number of shares used in the computation of earnings per common share for the nine months ended September 30, 1994 and 1993 were 192,529,000 and 195,635,000, respectively.

Shareholders' Equity

At September 30, 1994, warrants to purchase 7.6 million common shares, exercisable in 1996, were outstanding; 5.1 million have a strike price of $90.00 and 2.5 million have a strike price of $97.33 per common share.

Interest Income and Interest Expense

Interest income for the three and nine months ended September 30, 1994 was $4.3 and $12.1, respectively. The corresponding amounts in 1993 were $6.5 and $17.3, respectively. Interest expense for the three and nine months ended September 30, 1994 was $10.4 and $33.6, respectively. The corresponding amounts in 1993 were $14.3 and $34.6, respectively.
Interest income and expense are included in other expense, net.

Legal and Environmental Matters

The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including environmental matters and product liability cases. The recorded liabilities for these matters at September 30, 1994, were not material. Management believes that it is remote that any material liability in excess of the amounts accrued for these matters will be incurred.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations - three and nine months ended September 30, 1994 compared with the corresponding periods in 1993.

Consolidated sales in the third quarter increased $63.8 million or 6 percent compared with the same period in 1993. For the nine months, sales advanced $202.5 million or 6 percent over 1993. Excluding the effect of changes in foreign currency exchange rates, consolidated sales grew 5 percent in the quarter and 7 percent in the nine-month period.

In the United States, many of the Company's pharmaceutical products are subject to competitive pricing as managed care groups, institutions and the government seek price discounts. Certain health care reform proposals include measures that, if enacted, will have an impact on operations of the Company.

In most international markets, the Company operates in an environment of government-mandated cost containment programs. Sales in Japan have declined sharply in 1994 due to lower sales of INTRON A, the Company's alpha-2 interferon anticancer and antiviral agent. Management expects total 1994 sales of INTRON A in Japan to be substantially lower than 1993 as a result of various actions by the Japanese health authorities to control health care costs, including an April 1 price cut and restrictions on off-label usage. In addition, operations in several European countries have been impacted by the implementation of various cost-containment programs and across-the-board price reductions.

Because the Company is unable to predict the final form and timing of various domestic and international governmental health care reform proposals, their effect on future operations and cash flows cannot be reasonably estimated.

Sales

Domestic prescription pharmaceutical sales increased 19 percent for both the three- and nine-month periods in 1994. Sales of respiratory products rose 36 percent in the quarter and 35 percent for the first nine months, reflecting significant growth for CLARITIN, a nonsedating antihistamine, which received Food and Drug Administration (FDA) approval in April 1993. Through the nine-month period ended September 1994, CLARITIN sales in the U.S. totaled $226 million. In addition, sales growth in both the quarter and nine months was aided by sales of the PROVENTIL and VANCERIL lines of asthma products and the VANCENASE line of allergy products. Despite generic competition for the solution, tablet and syrup formulations, PROVENTIL sales increased due to higher prescription levels for the metered dose inhaler and reduced erosion of solution sales following the product recall of a competitor's product. In January 1994, the FDA issued bioequivalence standards for generic albuterol metered dose inhalers. Generic entries into the market are not expected until 1995. The introduction of such generic competition will negatively affect sales and profitability of PROVENTIL. Respiratory growth in both the quarter and nine-month periods was moderated by lower sales of THEO-DUR, a sustained-action theophylline, reflecting increased generic competition.

U.S. sales of dermatological products rose 13 percent in the quarter and 2 percent for the nine-month period reflecting prescription growth for LOTRISONE, an antifungal/anti-inflammatory cream, and ELOCON, a mid-potency topical corticosteroid. Cardiovascular product sales declined 7 percent and 2 percent in the three- and nine-month periods, respectively, due to the timing of promotional programs for NITRO-DUR transdermal nitroglycerin patches.

Sales of anti-infective and anticancer products decreased 10 percent in the quarter and increased 1 percent for the nine months. The quarter decline reflects changes in trade buying patterns for EULEXIN, a prostate cancer therapy, while the increase for the nine months reflects expanded usage for INTRON A.

Domestic sales of the Wesley-Jessen vision care business advanced 15 percent in the quarter and 32 percent for the nine months due to the launch of FRESHLOOK disposable contact lenses.

International pharmaceutical sales decreased 2 percent in the quarter but increased 2 percent in the nine-month period after excluding the impact of foreign currency exchange fluctuations. Sales of anti-infective and anticancer products declined 19 percent in the quarter and 14 percent through nine months due to shortfalls of INTRON A in Japan. Sales of INTRON A in Japan declined in excess of 50 percent for both the quarter and nine months. This decline was tempered by higher sales in several international markets of EULEXIN and CEDAX, a third-generation cephalosporin.

International sales of dermatological products grew 13 percent and 15 percent for the three- and nine-month periods, respectively, reflecting gains for topical steroids. Respiratory product sales advanced 10 percent in the quarter and 7 percent for nine months due to higher sales of CLARITIN in Europe and Latin America. Sales growth was also recorded for LOSEC, an anti-ulcer treatment licensed from AB Astra.

Health care product sales declined 6 percent in the quarter and 7 percent in the nine months, reflecting lower sales of female health products due to the intensely competitive nature of the category. The nine-month comparison also reflects decreased sales of allergy/cold products due to a weak flu season, and essentially flat sales of foot care and sun care products.

Income before income taxes increased 13 percent for the quarter and represented 26.2 percent of sales compared with 24.5 percent in 1993. For the nine months, income before income taxes advanced 14 percent over 1993 and represented 27.2 percent of sales compared with 25.4 percent.

Cost of sales as a percentage of sales declined to 19.5 percent from 20.0 percent in the quarter, and to 20.5 percent from 20.8 percent through nine months. The lower ratios were primarily the result of a favorable sales mix of higher margin pharmaceutical products.

Selling, general and administrative expenses represented 39.9 percent of sales in the third quarter compared with 40.4 percent last year. Through nine months, the ratio was 38.9 percent in 1994 compared with 40.0 percent in 1993. The improvement in both periods reflects reduced marketing expenses in international markets and the nonrecurrence of heavy CLARITIN promotion in 1993 to support the U.S. launch.

Research and development expenses increased 10 percent in the quarter, representing 14.3 percent of sales compared with 13.7 percent last year. For the first nine months, spending rose 7 percent and represented 13.1 percent of sales compared with 13.0 percent in 1993.

The effective tax rate was 24.0 percent for both the three- and nine-month periods in 1994, compared with 23.5 percent for both periods in 1993.

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

The impact of the Act on the 1994 effective tax rate was less than the Company had originally anticipated. However, management believes the Act could unfavorably impact the effective tax rate an additional 2.0 percentage points beginning in 1996.

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

Earnings per common share increased 14 percent in the third quarter to $1.17 from $1.03 in 1993. Excluding the impact of changes in foreign currency exchange rates, earnings per common share would have risen approximately 12 percent in the quarter.

For the nine months,earnings per common share before the accounting change advanced 15 percent to $3.73 from $3.25 last year. Excluding the impact of foreign currency exchange rate changes, earnings per common share before the accounting change would have increased approximately 17 percent for the nine months.

Liquidity and financial resources - nine months ended September 30, 1994.

During the first nine months of 1994, total cash and investments, which includes cash and cash equivalents and short- and long-term investments, declined $181.2 million and total debt declined $297.0 million. These changes lowered the Company's net debt position (debt less cash and investments) to $708.5 million from $824.3 million at year-end 1993. Cash provided from operations totaled $842.1 million for the first nine months of 1994. This cash funded the spending of $283.4 million for shareholder dividends, $259.4 million for common share repurchases and $199.4 million for capital expenditures, with the remainder being used to reduce debt of the Company.

In February 1993, the Board of Directors authorized the purchase of $500 million of the Company's shares. This program was completed in July 1994. In September 1994, the Board authorized the purchase of an additional $500 million of the Company's common shares. As of September 30, 1994, this program was approximately 29 percent complete.

During 1994, the Company and a financial institution funded a partnership that has purchased outstanding shares of the Company's stock. As of September 30, 1994, $50 million has been advanced to the partnership by the financial institution, and is included as other long-term liabilities. All advances are subject to mandatory redemption in February 1998, and these advances are considered as debt for purposes of this liquidity discussion. The obligation of the Company for the advances to the partnership is subordinate to all other unsecured claims of general creditors of the Company and its subsidiaries.

The Company's liquidity and financial resources continue to be sufficient to meet its operating needs.



PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     Item 1, Legal Proceedings, of PART II - OTHER INFORMATION, of the Company's quarterly report on Form 10-Q for the quarterly period ended March 31, 1994, is incorporated herein by reference. More than one hundred of the kind of actions therein described are now pending. The Great Atlantic & Pacific Tea Company, Inc. ("A&P") is a member of a group of retail stores which are plaintiffs in one of such actions. James Wood, a director of the Company, is an executive officer of A&P.

Item 6.   Exhibits and Reports on Form 8-K

a)   Exhibits:

     Exhibit
     Number                        Description

      10           -  The Company's Directors' Stock Award Plan
                      (as amended) filed with this document.

      11           -  Computation of Earnings Per Common Share
                      filed with this document


b)    Reports on Form 8-K:

      No report has been filed during the nine months ended
      September 30, 1994.

                       SIGNATURE(S)



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Schering-Plough Corporation
                                         (Registrant)


Date   November 7, 1994           /s/  Thomas H. Kelly
                                       Thomas H. Kelly
                                 Vice President and Controller