Form 10-K
period 1994-12-31
SCHERING PLOUGH CORP
filed 1995-03-03
CIK 310158

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                         Form 10-K Annual Report

  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                       ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1994     Commission file
                                                 number 1-6571

                    SCHERING-PLOUGH CORPORATION

Incorporated in New Jersey                   22-1918501
One Giralda Farms                            (I.R.S. Employer
Madison, New Jersey 07940-1000               Identification No.)
(201) 822-7000 (telephone number)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.    X

Common shares outstanding as of January 31, 1995:      186,057,622

Aggregate market value of common shares at January 31, 1995 held by
non-affiliates based on closing price:     $14.6 billion.

Documents incorporated                        Part of Form 10-K
by reference                                  incorporated into

Schering-Plough Corporation 1994
Annual Report to Shareholders                 Parts I, II and IV

Schering-Plough Corporation Proxy
Statement for the annual meeting of
shareholders on April 25, 1995                Part III

                            Part I

Item 1.  Business

General

The terms "Schering-Plough" and the "Company," as used herein, refer to Schering-Plough Corporation and its subsidiaries, except as otherwise indicated by the context. Schering-Plough Corporation is a holding company which was incorporated in 1970. Subsidiaries of Schering-Plough Corporation are engaged in the discovery, development, manufacturing and marketing of pharmaceutical and health care products worldwide. Products include prescription drugs, vision care, animal health, over-the-counter (OTC), foot care and sun care products.

Business Segment and Other Financial Information

The "Business Segment Data" as set forth in the Notes to Consolidated Financial Statements in the Company's 1994 Annual
Report to Shareholders is incorporated herein by reference.

Sales by major product groups for each of the three years in the period ended December 31, 1994 were as follows (dollars in millions):

                                      1994      1993      1992

Respiratory                         $1,465    $1,185    $1,063
Anti-infective and Anticancer          939     1,032       906
Dermatologicals                        488       443       451
Cardiovasculars                        333       316       267
Other Pharmaceuticals                  489       399       405
OTC                                    264       312       346
Foot Care                              248       240       214
Animal Health                          167       154       157
Sun Care                               129       131       117
Vision Care                            120       112       111
Other Health Care Products              15        17        19

Consolidated Sales                  $4,657    $4,341    $4,056


Pharmaceutical Products

The Company's pharmaceutical operations include prescription drugs, vision care products and animal health products. Principal prescription products include: CELESTAMINE, CLARITIN, POLARAMINE, PROVENTIL, THEO-DUR, TRINALIN, VANCENASE and VANCERIL, respiratory; CEDAX, EULEXIN, GARAMYCIN, INTRON A, ISEPACIN and NETROMYCIN, anti-infective and anticancer; DIPROLENE, DIPROSONE, ELOCON, FULVICIN, LOTRIMIN, LOTRISONE, QUADRIDERM and VALISONE, dermatologicals; K-DUR, NITRO-DUR and NORMODYNE, cardiovasculars; CELESTONE, DIPROSPAN, LOSEC, NOIN, PALACOS and TRILAFON, other pharmaceuticals.

The Company's major vision care product line is conventional contact lenses sold under the DURASOFT trademark. The leading product within the DURASOFT line is DURASOFT Colors, a soft lens that can alter the appearance of eye color. In 1994 the Company began marketing a disposable contact lens under the FRESHLOOK trademark. With this launch, the Company is now able to compete in the fastest growing segment of the contact lens market. Prior to this time, this business had been restricted to the conventional lens segment, which has been contracting for a number of years.

Progression to becoming a full-fledged competitor in the contact lens business has involved Company investments in research and capital in excess of $150 million. Notwithstanding achieving our objective of participation in the disposable lens market, the Company continues to review options for the further development of its vision care business. The Company is exploring a number of courses of action, including a strategic alliance, licensing, divestiture or the continuation of present operations. At this time, the outcome of this exploratory process is unknown. The Company hopes to conclude on a course of action in 1995.

Animal health biological and pharmaceutical products include antibiotics, vaccines, anti-arthritics, steroids and nutritionals. Major animal health products are: GENTOCIN, GARASOL and NUFLOR, antibiotics; BANAMINE, an anti-arthritic; and OTOMAX, steroid ointment.

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

The Company's subsidiaries own (or have licensed rights under) a number of patents and patent applications, both in the United States and abroad. In the aggregate, patents and patent applications are believed to be of material importance to the operations of the pharmaceutical segment. In December 1989, the U.S. patent covering PROVENTIL, an asthma product, expired. The PROVENTIL formulations of the tablet, syrup and solution have been subject to generic competition. In January 1994, the U.S. Food and Drug Administration issued bioequivalence standards for generic albuterol metered dose inhalers. Generic competitors are
expected to enter the market in the future.
  The introduction of
a generic inhaler will negatively affect the sales and profitability of PROVENTIL.

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

The pharmaceutical industry is highly competitive and includes other large companies with substantial resources for research, product development and promotion. There are numerous domestic and international competitors in this industry. Some of the principal competitive techniques used by the Company for its pharmaceutical products include research and development of new and improved products, high product quality, varied dosage forms and strengths, and educational services for the medical community.

Health Care Products

The principal product categories in the health care segment are the Company's over-the-counter (OTC) medicines, foot care and sun care products primarily sold in the United States. Principal products include: AFRIN and DURATION nasal decongestants; CHLOR-TRIMETON antihistamine; CORICIDIN and DRIXORAL cold and decongestant products; CORRECTOL laxative; CLEAR AWAY and DUO wart removers; DI-GEL antacid; GYNE-LOTRIMIN for vaginal yeast infections; DR. SCHOLL'S foot care products; LOTRIMIN AF and TINACTIN antifungals; COPPERTONE, SHADE, SOLARCAINE and TROPICAL BLEND sun care products; A & D ointment; and PAAS egg coloring and holiday products. Business in this segment is conducted through wholesale and retail drug, food chain and variety outlets, and is promoted directly to the consumer through television, radio, print and other advertising media.

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

The health care products' industry is highly competitive and includes other large companies with substantial resources for product development and promotion. There are several dozen significant competitors in this industry. The Company believes that in the United States it has a leading position in the foot care and sun care industries, with its DR. SCHOLL'S lines of foot pads, cushions, wart removal and other treatments and its brands of sun care products. In addition, the Company's brands are among the leaders in nasal sprays, laxatives, antifungals and vaginal yeast infection treatments sold OTC. The principal competitive techniques used by the Company in this industry segment include switching prescription products to OTC medicines, the development and introduction of new and improved products, and product promotion methods to gain and retain consumer acceptance.

Foreign Operations

Foreign activities are carried out primarily through wholly-owned subsidiaries wherever market potential is adequate and circum-stances permit. In addition, the Company is represented in some markets through joint ventures, licensees or other distribution arrangements. There are approximately 11,200 employees outside the United States.

Foreign operations are subject to certain risks which are inherent in conducting business overseas. These risks include possible nationalization, expropriation, importation limitations and other restrictive governmental actions. Also, fluctuations in foreign currency exchange rates can impact the Company's consolidated financial results. For additional information on foreign operations, see "Management's Discussion and Analysis of Operations and Financial Condition" and "Business Segment Data" in the Company's 1994 Annual Report to Shareholders which is incorporated herein by reference.

Operations in Puerto Rico

The Company has operations in Puerto Rico that manufacture products for distribution to both domestic and foreign markets. These businesses operate under tax-relief and other incentives granted by the government of Puerto Rico that expire at various dates through 2018.

The Company has also been exempt from U.S. tax on certain income derived from its operations in Puerto Rico. The Omnibus Budget Reconciliation Act of 1993 will phase down this exemption over five years to 40 percent of the pre-amendment level. The Company was partially impacted by this change in 1994.

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

For additional information relating to the Puerto Rico operations, see "Income Taxes" in the Notes to Consolidated Financial Statements in the Company's 1994 Annual Report to Shareholders which is incorporated herein by reference.

Research and Development

The Company's research activities are primarily aimed at discovering and developing new and enhanced pharmaceutical products of medical and commercial significance. Company sponsored research and development expenditures were $620.0 million, $577.6 million and $521.5 million in 1994, 1993, and 1992, respectively. Research expenditures represented approximately 13 percent of consolidated sales in each of the three years.

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

In the United States, many of the Company's pharmaceutical products are subject to competitive pricing as managed care groups, institutions and governments seek price discounts. Future health care reform proposals also could have an impact on operations of the Company.

In most international markets, the Company operates in an environment of government-mandated cost containment programs. In addition, several markets have enacted across-the-board price reductions or directly control selling prices as a further method of cost control.

For additional information on prescription drug pricing, see
"Management's Discussion and Analysis of Operations and Financial
Condition" in the Company's 1994 Annual Report to Shareholders which is incorporated herein by reference.

The Company has and will continue to comply with the government regulations of the countries in which operations are conducted.

Environment

To date, compliance with federal, state and local environmental protection laws has not had a materially adverse effect on the Company. The Company has and will continue to make necessary expenditures for environmental protection. Worldwide capital expenditures during 1994 included approximately $30 million for environmental control purposes. It is anticipated that continued compliance with such environmental regulations will not significantly affect the Company's financial statements or its competitive position. For additional information on environmental matters, see "Legal and Environmental Matters" in the Notes to the Consolidated Financial Statements in the Company's 1994 Annual Report to Shareholders which is incorporated herein by reference.

Employees

There were approximately 21,200 people employed by the Company at December 31, 1994.

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

Item 3.  Legal Proceedings

Schering Corporation and White Laboratories, Inc., which are Company subsidiaries, are defendants in more than 95 lawsuits, involving more than 450 plaintiffs, arising out of the use of synthetic estrogens by the mothers of the plaintiffs. In many of these lawsuits, one being an alleged class action, a substantial number of other drug companies are also defendants. The female plaintiffs claim various injuries, including cancerous or precancerous lesions of the vagina and cervix and a multiplicity of pregnancy problems. A number of suits involve infants with birth defects born to daughters whose mothers took the drug. The total amount claimed against all defendants in all the suits amounts to more than $2 billion. While it is not possible to precisely predict the outcome of these proceedings, it is management's opinion that it is remote that any material liability in excess of the amounts accrued will be incurred.

The Company has been named as a potentially responsible party ("PRP") by the government under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, or under equivalent state laws. The Company is also a party to a number of proceedings brought under state or federal Superfund laws. These proceedings seek to require the owners or operators of facilities that treated, stored or disposed of hazardous substances and transporters and generators of such substances to clean-up contaminated facilities or reimburse the government for its clean-up costs. The Company has been named a PRP or a party to these proceedings as an alleged generator of hazardous substances found at certain facilities. In each proceeding, the government or private litigants allege that the Company is jointly and severally liable for clean-up costs. Although joint and several liability is alleged, a company's share of clean-up costs is frequently determined on the basis of the type and quantity of hazardous substances sent to a facility by the generator. However, this allocation process varies greatly from facility to facility and can take years to complete. The Company's potential share of clean-up costs also depends on how many other PRP's are involved in the proceedings, insurance coverage, available indemnity contracts and contribution rights against other PRP's or parties. While it is not possible to precisely predict the outcome of these proceedings, it is management's opinion that it is remote that any material liability in excess of amounts accrued will be incurred.

In 1994, a judgment in the amount of $63.6 million, including $57.5 million in punitive damages, was entered against the Company in state court in Portland, Oregon in connection with a product liability lawsuit involving THEO-DUR. An appeal from the judgment has been taken. While the success of the appeal cannot be predicted with certainty, the Company will vigorously pursue its case through the appellate courts. The Company believes it has insurance coverage for amounts in excess of a $3 million self-insured retention, but the insurance carriers have reserved their rights with respect to liability for punitive damages.

More than 100 antitrust actions have been commenced in state and federal courts against prescription drug manufacturers and, in some cases, wholesalers and mail order pharmacies, by independent and chain pharmacies, and chain food stores that operate pharmacies. The Company is a defendant in all these actions.
The complaints allege conspiracy to restrain trade by jointly refusing to sell prescription drugs at discounted prices to the plaintiffs, price discrimination, or both. The plaintiffs seek treble damages in an unspecified amount and an injunction against the allegedly unlawful conduct. One of the actions is a class action on behalf of all retail pharmacies in the United States and is pending in the United States District Court for the Northern District of Illinois, where all the federal actions have been consolidated for pre-trial discovery and possibly trial. Another of the actions, which was commenced in June 1994 by a group of nine chain food stores, including The Great Atlantic and Pacific Tea Company, Inc. ("A&P"), against three mail order pharmacies and 16 drug manufacturers, is pending in the same federal court. Mr. James Wood, a director of the Company, is an executive officer of A&P. Mr. Wood does not participate in any review or deliberations by the Board of Directors relating to this action. The Company believes that all these antitrust actions are without merit and is defending itself vigorously against all claims.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

    The following information regarding executive officers is included herein in accordance with Part III, Item 10.

    Officers are elected to serve for one year and until their successors shall have been duly elected.



Name and Current Position        Business Experience                 Age

Robert P. Luciano                Present position 1986                61
  Chairman and
  Chief Executive Officer

Richard J. Kogan                 Present position 1986                53
  President and
  Chief Operating Officer

Raul E. Cesan                    Present position 1994                47
  Executive Vice President       President Schering
  and President                  Laboratories 1992-1994
  Schering-Plough                President Schering-Plough
  Pharmaceuticals                International 1988-1992

Donald R. Conklin                Present position 1994                58
  Executive Vice President       Executive Vice President
  and President                  and President
  Schering-Plough                Schering-Plough
  HealthCare Products            Pharmaceuticals 1989-1994

Hugh A. D'Andrade                Present position 1984                56
  Executive Vice President
  Administration

Harold R. Hiser, Jr.             Present position 1986                63
  Executive Vice President
  Finance

Joseph C. Connors                Present position 1992; Vice          46
  Senior Vice President          President and General Counsel
  and General Counsel            1991; Staff Vice President and
                                 Deputy General Counsel 1987-1991

Geraldine U. Foster              Present position 1994                52
  Senior Vice President          Vice President - Investor
  Investor Relations and         Relations 1988-1994
  Corporate Communications

Daniel A. Nichols                Present position 1991; Vice          54
  Senior Vice President          President Taxes 1983-1991
  Taxes

Name and Current Position          Business Experience               Age

Gordon C. O'Brien                  Present position 1988              54
  Senior Vice President
  Human Resources

J. Martin Comey                    Present position 1991; Vice        60
  Vice President                   President and Treasurer
  Administration and Business      1979-1990
  Development

Domenic Guastadisegni              Present position 1990              64
  Vice President
  Corporate Audits

Thomas H. Kelly                    Present position 1991; Partner,    45
  Vice President and               Deloitte & Touche 1982-1990
  Controller

Robert S. Lyons                    Present Position 1991;  Staff      54
  Vice President                   Vice President - Corporate
  Corporate Information            Information Services 1988-1990
  Services

Jack L. Wyszomierski               Present position 1991; Staff       39
  Vice President and               Vice President - Planning
  Treasurer                        and Business Development
                                   1987-1990

Kevin A. Quinn                     Present position 1994; Staff       53
  Staff Vice President,            Vice President and Deputy
  Secretary and Associate          Secretary 1993; Vice President,
  General Counsel                  Secretary and Associate General
                                   Counsel, The Pittston Company
                                   1989-1993

                               Part II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters

The Common Share Dividends and Market Data as set forth in the Company's 1994 Annual Report to Shareholders are incorporated herein by reference.

Item 6.  Selected Financial Data

The Six-Year Selected Financial & Statistical Data as set forth in the Company's 1994 Annual Report to Shareholders is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Management's Discussion and Analysis of Operations and Financial
Condition as set forth in the Company's 1994 Annual Report to Shareholders is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

The Consolidated Balance Sheets as of December 31, 1994 and 1993, and the related Statements of Consolidated Income, Consolidated Retained Earnings and Consolidated Cash Flows for each of the three years in the period ended December 31, 1994, Notes to Consolidated Financial Statements, the Independent Auditors' Report of Deloitte & Touche LLP dated February 15, 1995 and Quarterly Results of Operations, as set forth in the Company's 1994 Annual Report to Shareholders, are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

Not applicable.
                               Part III

Item 10. Directors and Executive Officers of the Registrant

The information concerning directors and nominees for directors as set forth in the Company's Proxy Statement for the annual meeting of shareholders on April 25, 1995 is incorporated herein by reference.

Information required as to executive officers is included in Part
I of this filing under the caption "Executive Officers of the Registrant."




Item 11. Executive Compensation

Executive compensation information as set forth in the Company's
Proxy Statement for the annual meeting of shareholders on April
25, 1995 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and
         Management

Information concerning security ownership of certain beneficial owners and management as set forth in the Company's Proxy
Statement for the annual meeting of shareholders on April 25, 1995 is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions as set forth in the Company's Proxy Statement for the annual meeting of shareholders on April 25, 1995 is incorporated herein by reference.

                               Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K

  (a) 1. Financial Statements

         The following consolidated financial statements and independent auditors' report, included in the Company's
         1994 Annual Report to Shareholders, are incorporated herein by reference.

         Statements of Consolidated Income for the Years Ended December 31, 1994, 1993 and 1992

         Statements of Consolidated Retained Earnings for the Years Ended December 31, 1994, 1993 and 1992

         Statements of Consolidated Cash Flows for the Years
            Ended December 31, 1994, 1993 and 1992

         Consolidated Balance Sheets at December 31, 1994 and
            1993

         Notes to Consolidated Financial Statements

         Independent Auditors' Report







  (a) 2. Financial Statement Schedules

                                                         Page in
                                                       Form 10-K

  Independent Auditors' Report . . . . . . . . . . . .     20

  Schedule II - Valuation and Qualifying Accounts. . .     21

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

    3(b)       A complete copy of the By-Laws       Incorporated by
               as amended and currently in effect.  reference to Exhibit
                                                    4(b) to the Company's
                                                    Form S-8 (No. 33-19013)

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






  Exhibit                                                 Method
  Number                   Description                   of Filing

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

  4(d)         LYNX Equity Unit Agreement           Incorporated by
                                                    reference to Exhibit
                                                    10.1 to the Company's
                                                    Report on Form 8-K dated
                                                    October 1, 1991

  4(e)         LYNX Equity Unit Guarantee           Incorporated by
               Agreement                            reference to Exhibit
                                                    10.1 to the Company's
                                                    Report on Form 8-K dated
                                                    October 1, 1991

  10(a)        The Company's Executive Incentive    Plan incorporated by
               Plan (as amended) and Trust related  reference to Exhibit
               thereto*                             10 to the Company's
                                                    Quarterly Report for
                                                    the period ended March
                                                    31, 1994 on Form 10-Q.
                                                    Trust Agreement
                                                    incorporated by
                                                    reference to Exhibit
                                                    10(a) to the Company's
                                                    Annual Report for 1988
                                                    on Form 10-K

  10(b)        The Company's 1983 Stock Incentive   Incorporated by
               Plan (as amended)*                   reference to Exhibit
                                                    10(c) to the Company's
                                                    Annual Report for 1988
                                                    on Form 10-K

  10(c)        The Company's 1987 Stock Incentive   Incorporated by
               Plan (as amended)*                   reference to Exhibit
                                                    10(d) to the Company's
                                                    Annual Report for 1990
                                                    on Form 10-K

  10(d)        The Company's 1992 Stock Incentive   Incorporated by
               Plan (as amended)*                   reference to Exhibit
                                                    10(d) to the Company's
                                                    Annual Report for 1992
                                                    on Form 10-K

 Exhibit                                                Method
 Number               Description                      of Filing

 10(e)(i)      Employment agreement between the     Incorporated by
               Company and Robert P. Luciano        reference to Exhibit
               (as amended)*                        10(e)(i) to the
                                                    Company's Annual Report
                                                    for 1989 on Form 10-K;
                                                    first amendment
                                                    incorporated by
                                                    reference to Exhibit
                                                    10(a) to the Company's
                                                    Quarterly Report for the
                                                    period ended June 30,
                                                    1994 on Form 10-Q;
                                                    second amendment filed
                                                    with this document

  10(e)(ii)    Employment agreement between the     Incorporated by
               Company and Richard J. Kogan         reference to Exhibit
               (as amended)*                        10(e)(ii) to the
                                                    Company's Annual Report
                                                    for 1989 on Form 10-K;
                                                    first amendment
                                                    incorporated by
                                                    reference to Exhibit
                                                    10(b) to the Company's
                                                    Quarterly Report for the
                                                    period ended June 30,
                                                    1994 on Form 10-Q;
                                                    second amendment filed
                                                    with this document

  10(e)(iii)   Employment agreement between the     Incorporated by
               Company and Hugh A. D'Andrade        reference to Exhibit
               (as amended)*                        10(c) to the Company's
                                                    Quarterly Report for the
                                                    period ended June 30,
                                                    1994 on Form 10-Q;
                                                    first amendment filed
                                                    with this document

  10(e)(iv)    Form of employment agreement         Filed with this
               between the Company and its          document
               executive officers effective upon
               a change of control*

  Exhibit                                                 Method
  Number                   Description                   of Filing

  10(f)        Directors Deferred Compensation      Plan incorporated by
               Plan and Trust related thereto*      reference to Exhibit 10
                                                    (f) to the Company's
                                                    Annual Report for 1991
                                                    on Form 10-K; Trust
                                                    Agreement incorporated
                                                    by reference to Exhibit
                                                    10(a) to the Company's
                                                    Annual Report for 1988
                                                    on Form 10-K



  10(g)        Pension Plan for Directors           Plan incorporated by
               and Trust related thereto*           reference to Exhibit
                                                    10(g) to the
                                                    Company's Annual
                                                    Report for 1987 on
                                                    Form 10-K; Trust
                                                    Agreement
                                                    incorporated by
                                                    reference to Exhibit
                                                    10(g) to the Company's
                                                    Annual Report for 1988
                                                    on Form 10-K; amendment
                                                    to Trust Agreement
                                                    incorporated by
                                                    reference to Exhibit
                                                    10(g) to the Company's
                                                    Annual Report for 1993
                                                    on Form 10-K

  10(h)       Supplemental Executive Retirement     Plan incorporated by
              Plan and Trust related thereto*       reference to Exhibit
                                                    10(h) to the Company's
                                                    Annual Report for 1987
                                                    on Form 10-K; amendments
                                                    to Plan filed with this
                                                    document; Trust
                                                    Agreement incorporated
                                                    by reference to Exhibit
                                                    10(g) to the Company's
                                                    Annual Report for 1988
                                                    on Form 10-K; amendment
                                                    to Trust Agreement
                                                    incorporated by
                                                    reference to Exhibit
                                                    10(g) to the Company's
                                                    Annual Report for 1993
                                                    on Form 10-K

  Exhibit                                                 Method
  Number               Description                       of Filing

  10 (i)      Directors' Stock Award Plan*          Incorporated by
                                                    reference to Exhibit
                                                    10 to the Company's
                                                    Quarterly Report for the
                                                    period ended September
                                                    30, 1994 on Form 10-Q

  11          Computation of Earnings Per           Filed with this document
              Common Share

  12          Computation of Ratio of               Filed with this document
              Earnings to Fixed charges



  13          The Financial Section of the         Filed with this document
              Company's 1994 Annual Report
              to Shareholders.  With the
              exception of those portions of
              said Annual Report which are
              specifically incorporated by
              reference in this Form 10-K, such
              report shall not be deemed filed
              as part of this Form 10-K

  21          Subsidiaries of the registrant       Filed with this document

  23          Consents of experts and counsel      Filed with this document

  24          Power of attorney                    Filed with this document

  27          Financial Data Schedule              Filed with this document

  All other exhibits are not applicable. Copies of above exhibits will be furnished upon request.

  * Compensatory plan, contract or arrangement.

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

Date March 3, 1995                      By      /s/ Thomas H. Kelly
                                                    Thomas H. Kelly
                                           Vice President and Controller

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

 By               *                  By               *
           Harold R. Hiser, Jr.             Richard de J. Osborne
Executive Vice President - Finance                 Director
  and Principal Financial Officer

 By               *                  By               *
            Thomas H. Kelly                  William A. Schreyer
   Vice President and Controller                   Director
 and Principal Accounting Officer

 By               *                  By               *
          Hans W. Becherer                  Robert F. W. van Oordt
              Director                             Director

 By               *                  By               *
           Hugh A. D'Andrade                    R. J. Ventres
              Director                             Director

 By               *                  By               *
           David C. Garfield                     James Wood
              Director                             Director




*By /s/ Thomas H. Kelly               Date March 3, 1995
        Thomas H. Kelly
        Attorney-in-fact

                    INDEPENDENT AUDITORS' REPORT

Schering-Plough Corporation:

We have audited the consolidated balance sheets of Schering-Plough Corporation and subsidiaries as of December 31, 1994 and 1993 and the related statements of consolidated income, retained earnings and cash flows for each of the three years in the period ended December 31, 1994, and have issued our report thereon dated February 15, 1995; such financial statements and report are included in your 1994 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Schering-Plough Corporation and subsidiaries, listed in
Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express our opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/DELOITTE & TOUCHE LLP

   Parsippany, New Jersey
   February 15, 1995

                                                                SCHEDULE II

                     SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
                          VALUATION AND QUALIFYING ACCOUNTS
                 FOR THE YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992
                               (Dollars in millions)

Valuation and qualifying accounts deducted from assets to which they apply:

Allowances for accounts receivable:

                                       RESERVE         RESERVE       RESERVE
                                     FOR DOUBTFUL     FOR CASH      FOR CLAIMS
                                       ACCOUNTS       DISCOUNTS     AND OTHER     TOTAL
1994

Balance at beginning of year            $ 30.5         $  7.9        $  6.5      $ 44.9

 Additions:
   Charged to costs and expenses          17.1           62.4           3.2        82.7
           Total                          47.6           70.3           9.7       127.6

 Translation adjustment                     .6            (.1)           .1          .6

 Deductions from reserves                 (4.2)         (62.3)         (4.2)      (70.7)

Balance at end of year                  $ 44.0         $  7.9        $  5.6       $57.5

1993

Balance at beginning of year            $ 32.5         $  9.0        $  1.8      $ 43.3

 Additions:
   Charged to costs and expenses           5.1           54.3          16.1        75.5
           Total                          37.6           63.3          17.9       118.8

 Translation adjustment                   (1.1)           (.1)            -        (1.2)

 Deductions from reserves                 (6.0)         (55.3)        (11.4)      (72.7)

Balance at end of year                  $ 30.5         $  7.9        $  6.5      $ 44.9

1992

Balance at beginning of year            $ 33.4         $  6.8        $  4.3      $ 44.5

 Additions:
   Charged to costs and expenses          20.5           50.9           5.0        76.4
           Total                          53.9           57.7           9.3       120.9

 Translation adjustment                   (1.6)           (.1)          (.1)       (1.8)

 Deductions from reserves                (19.8)         (48.6)         (7.4)      (75.8)

Balance at end of year                  $ 32.5         $  9.0        $  1.8      $ 43.3