Form 10-Q
period 1995-03-31
SCHERING PLOUGH CORP
filed 1995-04-21
CIK 310158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549
                                FORM 10-Q





QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934


               For the quarterly period ended March 31, 1995



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


                    YES    X             NO




Common Shares Outstanding as of March 31, 1995:  186,036,690

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

                SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED INCOME
                    FOR THE THREE MONTHS ENDED MARCH 31,
                               (UNAUDITED)
               (Dollars in millions, except per share figures)


                                                  1995          1994
Sales. . . . . . . . . . . . . . . . . . .      $1,244.3      $1,161.6
Costs and expenses:
  Cost of sales    . . . . . . . . . . . .         248.1         247.3
  Selling, general
    and administrative   . . . . . . . . .         473.7         443.4
  Research and development   . . . . . . .         149.4         142.0
  Other, net   . . . . . . . . . . . . . .           6.5          (4.2)
                                                   877.7         828.5
Income before income taxes . . . . . . . .         366.6         333.1
  Income taxes . . . . . . . . . . . . . .          88.0          79.9

Net income . . . . . . . . . . . . . . . .      $  278.6      $  253.2

Earnings per common share  . . . . . . . .      $   1.50      $   1.31

Dividends per common share . . . . . . . .      $    .51      $    .45

See notes to consolidated financial statements.

/TABLE

             SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED)
            (Dollars in millions, except per share figures)
                                                March 31,    December 31,
                                                  1995          1994

Assets

 Cash and cash equivalents . . . . . . . .      $  126.2       $  115.6
 Accounts receivable, net. . . . . . . . .         784.9          627.9
 Inventories . . . . . . . . . . . . . . .         493.2          466.3
 Prepaid expenses, deferred income
  taxes and other current assets . . . . .         533.6          529.3
     Total current assets. . . . . . . . .       1,937.9        1,739.1
 Property, plant and equipment . . . . . .       3,103.2        3,049.7
 Less accumulated depreciation . . . . . .       1,007.4          967.4
     Property, net . . . . . . . . . . . .       2,095.8        2,082.3
 Intangible assets, net. . . . . . . . . .         168.4          168.3
 Other assets. . . . . . . . . . . . . . .         360.9          336.0
                                                $4,563.0       $4,325.7

Liabilities and Shareholders' Equity

 Accounts payable. . . . . . . . . . . . .      $  256.8       $  285.2
 Short-term borrowings and current
  portion of long-term debt. . . . . . . .         820.4          782.3
 Other accrued liabilities . . . . . . . .         969.8          961.3
     Total current liabilities . . . . . .       2,047.0        2,028.8
 Long-term debt. . . . . . . . . . . . . .         185.9          185.8
 Other long-term liabilities . . . . . . .         569.7          536.7

Shareholders' Equity:
 Preferred shares - $1 par value
  each; issued - none. . . . . . . . . . .             -              -
 Common shares - $1 par value each;
  issued -  251,482,691 shares . . . . . .         251.5          251.5
 Paid-in capital . . . . . . . . . . . . .         143.7          133.3
 Retained earnings . . . . . . . . . . . .       4,161.9        3,978.2
 Foreign currency translation
  adjustment and other . . . . . . . . . .        (110.6)        (117.0)
     Total . . . . . . . . . . . . . . . .       4,446.5        4,246.0
 Less treasury shares, at cost - 1995,
  65,446,001 shares; 1994, 65,468,430
  shares . . . . . . . . . . . . . . . . .       2,686.1        2,671.6
     Total shareholders' equity. . . . . .       1,760.4        1,574.4
                                                $4,563.0       $4,325.7

              See notes to consolidated financial statements.

PAGE

                SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
                    STATEMENTS OF CONSOLIDATED CASH FLOWS
                     FOR THE THREE MONTHS ENDED MARCH 31
                                 (UNAUDITED)
                            (Dollars in millions)
                                                 1995          1994
Operating Activities:

 Net income. . . . . . . . . . . . . . . .      $278.6        $253.2
 Depreciation and amortization . . . . . .        42.7          38.3
 Working capital changes - source (use):
  Accounts receivable. . . . . . . . . . .      (135.6)        (90.2)
  Inventories. . . . . . . . . . . . . . .       (11.2)        (11.7)
  Other current assets . . . . . . . . . .       (29.6)          1.5
  Accounts payable and other accrued
   liabilities . . . . . . . . . . . . . .       (20.1)        (47.2)
 Other, net. . . . . . . . . . . . . . . .       (25.0)         (1.7)
   Net cash provided by operating
    activities . . . . . . . . . . . . . .        99.8         142.2

Investing Activities:

 Reduction of investments . . . . . . . .         43.0         193.2
 Purchases of investments. . . . . . . . .        (7.2)       (104.8)
 Capital expenditures. . . . . . . . . . .       (49.1)        (59.2)
 Other, net. . . . . . . . . . . . . . . .        (2.2)           .2
   Net cash provided by (used for) investing
    activities . . . . . . . . . . . . . .       (15.5)         29.4

Financing Activities:

 Net change in short-term borrowings . . .        27.6        (168.2)
 Dividends paid to common shareholders . .       (94.9)        (87.1)
 Common shares repurchased . . . . . . . .       (13.8)        (31.1)
 Proceeds from other equity transactions .         8.5           3.4
   Net cash provided by (used for) financing
    activities . . . . . . . . . . . . . .       (72.6)       (283.0)


Effect of Exchange Rates on Cash and
 Cash Equivalents. . . . . . . . . . . . .        (1.1)          (.2)
Net Increase (Decrease) in Cash and
 Cash Equivalents. . . . . . . . . . . . .        10.6        (111.6)
Cash and Cash Equivalents, Beginning
 of Period . . . . . . . . . . . . . . . .       115.6         222.2
Cash and Cash Equivalents, End of Period .      $126.2        $110.6

              See notes to consolidated financial statements.

PAGE

          SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)
         (Dollars in millions, except per share figures)

Basis of Presentation

The unaudited financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The statements should be read in conjunction with the accounting policies and notes to consolidated financial statements included in the Company's 1994 Annual Report on Form 10-K.

In the opinion of management, the financial statements reflect all adjustments necessary for a fair statement of the operations for the interim periods presented.


Inventories

Inventories consisted of:
                                       March 31,   December 31,
                                         1995         1994

    Finished products . . . . . . .   $  190.0       $  180.1
    Goods in process. . . . . . . .      192.4          193.8
    Raw materials and supplies. . .      110.8           92.4
      Total inventories . . . . . .   $  493.2       $  466.3

Sales

Sales for the three months ended March 31, 1995 and 1994 were as follows:
                                        1995           1994

    Pharmaceutical products . . . .   $1,050.4       $  951.7
    Health care products. . . . . .      193.9          209.9
      Consolidated sales. . . . . .   $1,244.3       $1,161.6

Earnings Per Common Share

Earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. Shares issuable through the exercise of stock options and warrants and under deferred delivery agreements are not considered in the calculation, as they do not have a material effect on the determination of earnings per common share. The weighted-average number of shares used in the computation of earnings per common share for the three months ended March 31, 1995 and 1994 were 186,019,000 and 193,489,000, respectively.





On April 4, 1995, the Board of Directors of the Company authorized a 2-for-1 stock split, and voted to increase the number of authorized common shares from 300 million to 600 million. Distribution of the split shares will be made on June 9, 1995, to shareholders of record at the close of business on May 5, 1995. The number of shares and the per share amounts included in these consolidated financial statements are presented before giving effect to the stock split. Proforma earnings per common share on a post-split basis for the three months ended March 31, 1995 and 1994 would be $.75 and $.65, respectively.

Legal and Environmental Matters

The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including environmental matters and product liability cases. The recorded liabilities for these matters at March 31, 1995, were not material. Management believes that, except for the matters discussed in the following two paragraphs, it is remote that any material liability in excess of the amounts accrued will be incurred.

In 1994, a judgment in the amount of $63.6, including $57.5 in punitive damages, was entered against the Company in connection with a product liability lawsuit involving THEO-DUR. An appeal from this judgment has been taken. While the success of the appeal cannot be predicted with certainty, the Company will vigorously pursue its case through the appellate courts. The Company believes it has insurance coverage for amounts in excess of $3, but the insurance carriers have reserved their rights with respect to liability for punitive damages.

The Company is a defendant in more than 145 antitrust actions commenced in state and federal courts by independent and chain retail pharmacies and others. The plaintiffs allege price discrimination and/or conspiracy between the Company and other defendants to restrain trade by jointly refusing to sell prescription drugs at discounted prices to the plaintiffs. One of these cases is a class action on behalf of U.S. retail pharmacies. Plaintiffs seek treble damages in an unspecified amount and an injunction against the allegedly unlawful conduct. The Company believes that all these actions are without merit and is defending itself vigorously against all such claims.


















Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations - three months ended March 31, 1995 compared with the corresponding period in 1994.

Consolidated sales for the first quarter increased $82.7 million or 7 percent compared with the same period in 1994. Excluding the effect of foreign currency exchange rate changes, consolidated sales rose 4 percent.

In the United States, many of the Company's pharmaceutical products are subject to increasingly competitive pricing as managed care groups, institutions and governments seek price discounts. Future health care reform proposals also could have an impact on operations of the Company.

In most international markets, the Company operates in an environment of government-mandated cost containment programs. Sales of INTRON A, the Company's alpha-2 interferon anticancer and antiviral agent, declined in Japan as a result of various 1994 cost-containment efforts by the Japanese health authorities on the overall interferon market. In addition, several other markets have been affected by the implementation of across-the-board price cuts and government-imposed restrictions.

Since the Company is unable to predict the final form and timing of domestic and international governmental health care reform proposals, their effect on future operations and cash flows cannot be reasonably estimated.

Sales

Domestic prescription pharmaceutical sales advanced 16 percent for the first three months of 1995. Sales of respiratory products rose 34 percent in the quarter reflecting significant market share growth for the CLARITIN brand of nonsedating antihistamines. CLARITIN-D, which combines the decongestant pseudoephedrine, was launched in the U.S. in November 1994. In addition, sales growth was aided by prescription growth for the VANCENASE line of allergy products. Despite generic competition for the solution, tablet and syrup formulations, sales increased for the PROVENTIL line of asthma products due to higher prescription levels for the metered dose inhaler. These gains were tempered by lower solution sales following the nonrecurrence of heavy 1994 purchases, which resulted from the recall of a competitor's product. In January 1994, the Food and Drug Administration (FDA) issued bioequivalence standards for generic albuterol metered dose inhalers. Generic entries are expected to enter the market in the future. The introduction of a generic inhaler will negatively affect sales and profitability of PROVENTIL.

U.S. sales of anti-infective and anticancer products increased 34 percent for the first quarter led by prescription growth for EULEXIN, a prostate cancer therapy, and expanded indication usage of INTRON A. Dermatological product sales were up 18 percent, primarily due to prescription growth for LOTRISONE, an antifungal/anti-inflammatory cream, DIPROLENE, a high-potency topical steroid and ELOCON, a mid-potency topical corticosteroid. Sales of cardiovascular products declined 9 percent for the first three months due to the timing of promotional programs for NITRO-DUR transdermal nitroglycerin patches. This decrease was moderated by prescription growth for IMDUR, a once-daily oral nitrate and
K-DUR potassium supplements.

Worldwide sales of the Wesley-Jessen vision care business declined 30 percent in the first quarter due to weak sales of its DURASOFT colored and FRESHLOOK disposable contact lenses.
Management is continuing to explore strategic alternatives for the vision care business, and expects to conclude on a course of action in 1995.

International pharmaceutical sales increased 2 percent in the first quarter after excluding the impact of foreign currency exchange fluctuations. Sales of respiratory products advanced 18 percent for the first three months due to higher sales of CLARITIN in Europe and allergy products in Japan. Dermatological product sales rose 11 percent reflecting advances for topical steroids. Sales growth was also recorded for LOSEC, an anti-ulcer treatment licensed from AB Astra.

International sales of anti-infective and anticancer products decreased 10 percent due to continued shortfalls of INTRON A in Japan. This decline was moderated by higher sales in several markets of EULEXIN and CEDAX, a third-generation cephalosporin.

Health care product sales declined 8 percent in the first quarter reflecting lower sales of sun care and foot care products due to the timing of product shipments, and reduced sales of female health products. Sales of allergy/cold products increased as a result of an extended cold and flu season.

Income before income taxes increased 10 percent in the first quarter, and represented 29.5 percent of sales compared with 28.7 percent in 1994.

Cost of sales as a percentage of sales declined to 19.9 percent in the 1995 first quarter compared with 21.3 percent last year, reflecting a favorable sales mix of higher margin ethical pharmaceutical products, mainly CLARITIN, and continued cost containment programs.

Selling, general and administrative expenses represented 38.1 percent of sales for the first three months of 1995 compared with
38.2 percent in 1994. The slightly improved ratio results from the timing of promotional spending for certain health care products.

Research and development spending rose 5 percent for the first quarter and represented 12.0 percent of sales compared with 12.2 percent in 1994. It is anticipated that total research and development expenses will approximate $650 million in 1995.

The effective tax rate was 24.0 percent for both the 1995 and 1994 periods.

Earnings per common share increased 15 percent in the first quarter to $1.50 from $1.31 in 1994. Excluding the impact of changes in foreign currency exchange rates, earnings per common share would have risen approximately 11 percent in the first quarter.

Liquidity and financial resources - three months ended March 31, 1995.

Cash generated from operations and selected borrowings continues to be the company's major source of funds to finance working capital, additions to property and shareholder dividends. Cash provided from operations totaled $99.8 million for the first three months of 1995. This cash, along with borrowings, funded the spending of $94.9 million for shareholder dividends, $49.1 million for capital expenditures and $13.8 million for common share repurchases.

In September 1994, the Board of Directors authorized the purchase of $500 million of the Company's common shares. This program was completed in February 1995.

In April 1995, the Board authorized an increase in the quarterly dividend of 14 percent, to $.58 per common share from $.51 per common share. Also, the Board announced a 2- for -1 stock split of the Company's common shares. The distribution of the split shares will be made on June 9, 1995 to shareholders of record on May 5, 1995.

The Company's liquidity and financial resources continue to be sufficient to meet its operating needs.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The final paragraph of Item 3, Legal Proceedings of Part I of the Company's annual report on Form 10-K for the fiscal year ended December 31, 1994, relating to certain antitrust actions pending against the Company, is incorporated herein by reference. As of March 31, 1995, the Company was a defendant in more than 145 of such actions.

Item 6. Exhibits and Reports on Form 8-K

a)   Exhibits:

     Exhibit 11 -   Computation of Earnings Per Common Share.

     Exhibit 27 -   Financial Data Schedule.

b)  Reports on Form 8-K

    No report has been filed during the three months ended
    March 31, 1995.

                       SIGNATURE(S)



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Schering-Plough Corporation
                                         (Registrant)


Date   April 21, 1995            /s/  Thomas H. Kelly
                                      Thomas H. Kelly
                                 Vice President and Controller