Form 10-K/A
period 1994-12-31
SCHERING PLOUGH CORP
filed 1995-06-26
CIK 310158

- --------------------------------------------------------------------
- --------------------------------------------------------------------



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


                          AMENDMENT NO. 1
                            TO FORM 10-K


     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual
Report on Form 10-K for the Year Ended December 31, 1994, as set forth in the pages attached hereto.


     Exhibit 28(b)  Form 11-K, Annual Report of the Schering-Plough
                  Employees' Savings Plan.


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       SCHERING-PLOUGH CORPORATION
                                              (Registrant)


                                       By  /s/Thomas H. Kelly
                                              Thomas H. Kelly
                                             Vice President and
                                                 Controller
Date: June 26, 1995

- --------------------------------------------------------------------
- --------------------------------------------------------------------

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


                        _________________________



              SCHERING-PLOUGH EMPLOYEES' SAVINGS PLAN



                    Schering-Plough Corporation
                          One Giralda Farms
                            P.O. Box 1000
                     Madison, New Jersey  07940

SCHERING-PLOUGH EMPLOYEES' SAVINGS PLAN

TABLE OF CONTENTS

                                                       PAGE

INDEPENDENT AUDITORS' REPORT                            1

FINANCIAL STATEMENTS:

Statement of Net Assets Available for
 Benefits as of December 31, 1994 and 1993              2

Statement of Changes in Net Assets Available
 for Benefits for the Year Ended December 31, 1994      3

Notes to Financial Statements                          4-8

                                                     SCHEDULE

SUPPLEMENTAL SCHEDULES:

Schedule of Assets Held for Investment
 December 31, 1994                                     I

Schedule of Transactions In Excess of 5%
 of Current Plan Assets for the Year
 Ended December 31, 1994                               II

EXHIBITS:

EXHIBIT I   Independent Auditor's Consent

EXHIBIT II  1993 Summary Annual Report
________________________________________________________________

Supplemental schedules not included herein are omitted due to the absence of conditions under which they are required.

INDEPENDENT AUDITORS' REPORT

Schering-Plough Employees' Savings Plan:

We have audited the accompanying statements of net assets available for benefits of Schering-Plough Employees' Savings Plan (the "Plan") as of December 31, 1994 and 1993, and the related statement of changes in net assets available for benefits for the year ended December 31, 1994. These financial statements are the responsibil-ity of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 1994 and 1993, and the changes in net assets available for benefits for the year ended December 31, 1994, in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of Assets Held for Investment and Transactions in Excess of 5% of Current Plan Assets are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. Such supplemental schedules are the responsibility of the Plan's management. Such supplemental schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements, and, in our opinion, are fairly stated in all material respects in relation to the basic 1994 financial statements taken as a whole.


_______________________________________
/s/ Deloitte & Touche LLP
Parsippany, New Jersey
June 26, 1995

                     SCHERING-PLOUGH EMPLOYEES' SAVINGS PLAN
                  STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS
                   AS OF DECEMBER 31, 1994 AND DECEMBER 31, 1993


                                          1994             1993

Vanguard Wellington Fund            $9,366,089       $8,141,858

Vanguard Windsor Fund               38,446,575       34,743,298

Vanguard Explorer Fund              10,061,271        9,207,192

Vanguard Money Market Reserves
  Prime Portfolio                            -        9,410,331

Vanguard Money Market Reserves
  U.S. Treasury Portfolio           27,438,360       14,835,568

Vanguard Fixed Income Securities
  Short-Term Corporate Portfolio     1,456,383        1,380,499

Vanguard Index 500 Portfolio         3,219,377        2,481,216

Vanguard International Growth
  Portfolio                          1,452,581                -

Total Vanguard Registered
  Investment Company Shares         91,440,636       80,199,962

Schering-Plough Stock Fund          36,935,737       32,299,148

Loan Fund                            5,274,112        4,814,626

Net Assets Available
 for Benefits                     $133,650,485     $117,313,736

See Notes to Financial Statements.

                   SCHERING-PLOUGH EMPLOYEES' SAVINGS PLAN
          STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
                    FOR THE YEAR ENDED DECEMBER 31, 1994






Additions to net assets attributed to:
 Investment Income:
 Interest and dividends                               $  7,030,160
 Net depreciation in fair value of investments          (1,945,504)
                                                         5,084,656
Contributions:
 Participants' Contributions                            15,166,684
 Other Receipts                                          1,804,053
                                                        16,970,737
   Total additions                                      22,055,393

Deductions from net assets attributed to
 benefits paid to participants                           5,718,644
Net increase                                            16,336,749
Net assets available for benefits:
  Beginning of year                                    117,313,736
  End of year                                         $133,650,485

See Notes to Financial Statements.

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

Investment Valuation and Income Recognition - The Plan's investments are stated at fair value. Shares of registered investment companies are valued at quoted market prices which represent the net asset value of shares held by the Plan at year end.

The Schering-Plough Stock Fund is valued using the unit accounting method whereby a participant's account value is expressed in units of participation rather than number of shares of Schering-Plough common stock. At December 31, 1994 and 1993, there were 220,351 and 207,886 units of participation in the Schering-Plough Stock Fund, respectively. The net asset value per unit was $167.62 and $155.37 at December 31, 1994 and 1993, respectively.

Purchases and sales of securities are recorded on a trade-date basis. Interest income is recorded on the accrual basis. Dividends are recorded on the ex-dividend date.

Payment of Benefits - Benefit payments are recorded when paid.

2.   Plan Description

The following brief description of the Plan is provided for general information purposes only. Participants should refer to the Plan document for more complete information.

General - The Plan is a defined contribution plan open to all domestic employees of Schering-Plough Corporation ("Schering-Plough" or "Company") and its subsidiaries who have attained one year of service. A year of service for eligibility purposes shall mean a twelve-month period, beginning with the day of the year the employee commenced employment and has not less than 1,000 hours of service. There were approximately 9,400 and 8,900 participants in the Plan at December 31, 1994 and 1993, respectively.

Contributions - Each year, participants may contribute from 1% to 4% of pretax annual compensation, as defined in the Plan. Contributions are subject to certain limitations.



Participant Accounts - Each participant's account is credited with the participant's contribution and allocations of Plan earnings. Allocations are based on participant earnings or account balances, as defined. Participants have a non-forfeitable right to their contributions plus actual earnings thereon which vest fully and immediately.

Investment Options - Upon enrollment in the Plan, a participant may direct their contributions into any of the following Vanguard investment options:

  Schering-Plough Stock Fund - Participant is limited to a maximum investment election of 50% of the Salary Deferral
   Contribution in this fund.

  Wellington Fund - Primarily equity and fixed income securities with the objective of providing current income and capital appreciation.

  Windsor Fund - Primarily equity securities with the objective of providing long-term capital growth.

  Explorer Fund - Primarily equity securities of smaller companies with the objective of providing above average capital appreciation but with a potentially higher level of risk.

  Money Market Reserves Prime Portfolio - Primarily fixed income securities with maturities of 13 months or less.
   This fund was discontinued as an option effective April
   1, 1994.

  Money Market Reserves U.S. Treasury Portfolio -
   Exclusively U.S. Treasury securities with maturities of 13 months or less with the objective of providing current income based on current market interest rates, with preservation of principal and liquidity.

  Fixed Income Securities Short-Term Corporate Portfolio -
   A diversified portfolio primarily consisting of short-term corporate bonds.

  Index 500 Portfolio - Designed to provide returns which correspond to the performance of Standard & Poor's 500
   Composite Stock Price Index.

  International Growth Portfolio - A non-U.S. equity portfolio, primarily investing in securities of issuers within Europe, Asia and the Far East. This fund was made available to participants effective April 1, 1994.

Loan Receivable - Participants may borrow from their fund accounts up to a maximum of the lesser of one half of their account or $50,000. Loan transactions are treated as a transfer to (from) the Investment Fund from (to) the Loan Fund. These loans bear a fixed rate of interest as determined to be reasonable by the Schering-Plough Employees' Savings Plan Committee and are repayable over periods not exceeding five years, except loans relating to a principal residence which are repayable over a period not to exceed 20 years.

Payment of Benefits - On termination of service due to death, disability or retirement, a participant may elect to receive either a lump sum amount or annual installments not to exceed the life expectancy of the participant or the life expectancy of the beneficiary. For termination of service due to other reasons, a participant may receive the value of the account as a lump sum distribution. Distribution of all or a portion of a participant's account, prior to termination of employment, may be granted by the Corporation in the case of financial hardship.

3.   Fund Information

Investment income, contributions and benefit payments are as follows for the year ended December 31, 1994 (only funds that represent 5% or more of the Plan's net assets are separately identified):
                                Schering Plough    Wellington    Windsor      Explorer
                                  Stock Fund         Fund         Fund          Fund
Investment Income:
 Interest and dividends          $   980,825    $  407,593    $ 3,583,817   $  536,105
 Net appreciation/
  (depreciation) in fair
  value of investments            2,885,244        (451,321)    (3,736,110)   (476,753)
                                 $3,866,069    $    (43,728)   $  (152,293)  $  59,352

Contributions:
 Participant's Contributions     $3,845,907    $1,449,879      $4,261,640    $1,246,995
 Other Receipts                     287,448       198,894         566,219        86,351
                                 $4,133,355    $1,648,773      $4,827,859    $1,333,346

Benefits paid to participants    $1,295,804    $  350,383      $1,543,659    $  341,267















continued




                               Money Market Reserves
                              U.S. Treasury Portfolio     Other          Total
Investment Income:
 Interest and dividends          $  869,092              $  652,728      $ 7,030,160
 Net appreciation/
  (depreciation) in fair
  value of investments                    4                (166,568)      (1,945,504)
                                 $  869,096             $   486,160      $ 5,084,656

Contributions:
 Participant's Contributions     $3,044,633             $1,317,630       $15,166,684
 Other Receipts                     244,004                421,137         1,804,053
                                 $3,288,637             $1,738,767       $16,970,737

Benefits paid to participants    $1,409,970             $  777,561      $  5,718,644

4.   Plan Termination

Although it has not expressed any intent to do so, the Company has the right under the Plan to terminate the Plan subject to provisions of ERISA.


5.   Tax Status

The Internal Revenue Service has issued a determination letter to the effect that the Plan is a qualified employee benefit plan, meeting the requirements of the applicable sections of the Internal Revenue Code and the Trust established thereunder is exempt from Federal income taxes under the appropriate sections of the Code.


6.   Administration of Plan Assets

Contributions are held and managed by the Trustee, Vanguard
Fiduciary Trust Company, which invests cash received, interest and dividend income and makes distributions to the participants. The Trustee also administers the payment of interest and principal on the participant loans.

Certain administrative functions are performed by officers or employees of the Company or its subsidiaries. No such officer or employee receives compensation from the Plan.

All plan administration expenses are borne by the Company.

          SCHERING-PLOUGH CORPORATION EMPLOYEES' SAVINGS PLAN
            SCHEDULE OF ASSETS HELD FOR INVESTMENT - ITEM 27a
                            DECEMBER 31, 1994
Identity of Issue                 Shares/Units       Cost      Fair Value
Schering-Plough Stock Fund           220,351 1/  $23,121,935  $ 36,935,737 2/

Vanguard Money Market
  Reserves U.S. Treasury
  Portfolio*                      27,438,360      27,438,360    27,438,360 2/

Vanguard Explorer Fund *             234,747       9,060,368    10,061,271

Vanguard Index Trust - 500
Portfolio*                            74,921       3,154,742     3,219,377

Vanguard Windsor Fund*             3,053,726      40,327,381    38,446,575 2/

Vanguard Wellington Fund*            483,032       9,321,123     9,366,089

Vanguard International Growth
  Portfolio*                         108,158       1,487,373     1,452,581

Vanguard Fixed Income Securities
  Short-Term Corporate Portfolio*    141,395       1,527,233     1,456,383

  Total Vanguard Registered
  Investment Co. Shares                           92,316,580    91,440,636

Outstanding Loan Balance - 6% to 11.5%
  due 36 to 240 months from date
  of loan                                          5,274,112     5,274,112

TOTAL INVESTMENTS                               $120,712,627  $133,650,485

* Registered Investment Company
1/  Represents Schering-Plough Stock Fund units.
2/ Indicates investment represents 5 percent or more of the net assets available for benefits.

PAGE

                                                                  SCHEDULE II
             SCHERING-PLOUGH CORPORATION EMPLOYEES' SAVINGS PLAN
        TRANSACTIONS IN EXCESS OF 5% OF CURRENT PLAN ASSETS - ITEM 27d
                    FOR THE YEAR ENDED DECEMBER 31, 1994

                   Purchases                      Sales
Identity         Cost    No. of       Proceeds    No. of     Net Gain
of Issue      of Assets  Purchases   from Sales   Sales      or (Loss) 1/

Schering-Plough
 Stock Fund   $8,088,550       224   $6,352,126      243    $1,421,476

Vanguard
 Windsor
 Fund         12,067,926       237    4,627,557      244       222,147

Vanguard
 Money Market
 Reserves
 - Prime
   Portfolio   1,394,154        78   10,804,475       78             -
 - U.S. Treasury
   Portfolio  18,341,649       247    5,740,243      244             -




1/  Calculated based upon historical cost.

PAGE

                                                    EXHIBIT I








                Independent Auditors' Consent



We consent to the incorporation by reference in Post-Effective
Amendment No. 1 to Registration Statement No. 2-84723 of
Schering-Plough Corporation on Form S-8 of our report dated June
26, 1995 appearing in this Annual Report on Form 11-K of
Schering-Plough Employees' Savings Plan for the year ended
December 31, 1994.


/s/ Deloitte & Touche LLP
Parsippany, New Jersey
June 26, 1995
                                                      EXHIBIT II
                                                      Page 1 of 3
















 Schering-Plough






























                                   Employee
                              BENEFITS

          SUMMARY ANNUAL REPORT
                                             1993
                                                       EXHIBIT II
                                                      Page 2 of 3




         SCHERING-PLOUGH EMPLOYEES' SAVINGS PLAN


Basic Financial Statement

Benefits under the Plan are provided by a trust fund into which Schering-Plough Corporation pays the total Employee Savings Plan contributions. The trustee is The Vanguard Fiduciary Trust Company. Plan Administration expenses were paid by Schering-Plough Corporation. A total of 8,870 persons were participants in or beneficiaries of the Plan at the end of the plan year.

The value of Plan assets, after subtracting liabilities of the Plan, was $117,313,736, as of December 31, 1993, compared to $93,460,301 as of December 31, 1992. During the plan year the Plan experienced an increase in its net assets of $23,853,435. This increase includes unrealized appreciation in the value of plan assets; that is, the difference between the value of the plan's assets at the end of the year and the value of the assets at the beginning of the year. The Plan had total income of $27,199,981 including employer and other contributions of $15,644,234, interest earnings of $906,644, dividends of $4,707,860, and a net appreciation in fair value of investments of $5,941,243.

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

You also have the legally protected right to examine the annual reports at the Employee Benefits Office, 3030 Jackson Avenue, Memphis, TN 38151, or 2000 Galloping Hill Road, Kenilworth, NJ 07033, and at the U.S. Department of Labor in Washington, D.C. or to obtain a copy from the U.S. Department of Labor upon payment of copying costs. Schering-Plough Corporation's employer identification number with the Federal Government is 22-191-8501. Requests to the Department should be addressed to Public Disclosure Room, N5507, Pension and Welfare Benefit Programs, U.S. Department of Labor, 200 Constitution Avenue, N.W., Washington, D.C. 20216.