Form 10-Q
period 1995-06-30
SCHERING PLOUGH CORP
filed 1995-08-11
CIK 310158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549
                                FORM 10-Q





QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934


               For the quarterly period ended June 30, 1995



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


                    YES    X             NO




Common Shares Outstanding as of June 30, 1995:  372,335,498

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

            SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED INCOME
                             (UNAUDITED)
           (Dollars in millions, except per share figures)
                                      Three Months        Six Months
                                         Ended               Ended
                                         June 30             June 30

                                     1995      1994      1995      1994


Sales . . . . . . . . . . . . . .  $1,332.5  $1,149.0  $2,556.7  $2,281.9
Costs and expenses:
 Cost of sales. . . . . . . . . .     272.5     227.4     508.3     460.6
 Selling, general
  and administrative. . . . . . .     511.9     447.1     967.7     873.2
 Research and development . . . .     162.1     149.5     309.3     289.1
 Other expense, net . . . . . . .      20.4      15.7      28.4      12.0
                                      966.9     839.7   1,813.7   1,634.9
Income before income taxes. . . .     365.6     309.3     743.0     647.0
Income taxes  . . . . . . . . . .      89.5      75.8     182.0     158.5
Income from continuing operations     276.1     233.5     561.0     488.5
Discontinued operations, net of
 tax:
  Income (loss) from operations .      (3.9)      7.2     (10.2)      5.4
  Loss on disposal. . . . . . . .    (156.2)        -    (156.2)        -
Net income. . . . . . . . . . . .  $  116.0  $  240.7  $  394.6  $  493.9

Earnings per common share:
 Continuing operations  . . . . .  $    .74  $    .61  $   1.51  $   1.27
 Discontinued operations:
   Income (loss) from operations.      (.01)      .02      (.03)      .01
   Loss on disposal . . . . . . .      (.42)        -      (.42)        -
Total . . . . . . . . . . . . . .  $    .31  $    .63  $   1.06  $   1.28

Dividends per common share. . . .  $    .29  $   .255  $   .545  $    .48

              See notes to consolidated financial statements.

PAGE

             SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED)
            (Dollars in millions, except per share figures)
                                                 June 30,   December 31,
                                                  1995          1994

Assets

 Cash and cash equivalents . . . . . . . .   $  226.8       $  115.6
 Accounts receivable, net. . . . . . . . .      814.2          627.9
 Inventories . . . . . . . . . . . . . . .      474.4          466.3
 Prepaid expenses, deferred income
  taxes and other current assets . . . . .      536.6          529.3
     Total current assets. . . . . . . . .    2,052.0        1,739.1
 Property, plant and equipment . . . . . .    3,013.2        3,049.7
 Less accumulated depreciation . . . . . .    1,005.4          967.4
     Property, net . . . . . . . . . . . .    2,007.8        2,082.3
 Intangible assets, net. . . . . . . . . .      171.3          168.3
 Other assets. . . . . . . . . . . . . . .      375.7          336.0
                                             $4,606.8       $4,325.7

Liabilities and Shareholders' Equity

 Accounts payable. . . . . . . . . . . . .   $  274.5       $  285.2
 Short-term borrowings and current
  portion of long-term debt. . . . . . . .      752.0          782.3
 Other accrued liabilities . . . . . . . .    1,032.0          961.3
     Total current liabilities . . . . . .    2,058.5        2,028.8
 Long-term debt. . . . . . . . . . . . . .      186.3          185.8
 Other long-term liabilities . . . . . . .      566.7          536.7

Shareholders' Equity:
 Preferred shares - $1 par value
  each; issued - none. . . . . . . . . . .          -              -
 Common shares - $1 par value each; shares
  issued: 1995 -  502,965,382;
  1994 - 251,482,691 . . . . . . . . . . .      503.0          251.5
 Paid-in capital . . . . . . . . . . . . .        4.7          133.3
 Retained earnings . . . . . . . . . . . .    4,063.4        3,978.2
 Foreign currency translation
  adjustment and other . . . . . . . . . .      (90.4)        (117.0)
     Total . . . . . . . . . . . . . . . .    4,480.7        4,246.0
 Less treasury shares, at cost -
  1995, 130,629,884 shares;
  1994, 65,468,430 shares . . . . . . . .     2,685.4        2,671.6
     Total shareholders' equity. . . . . .    1,795.3        1,574.4
                                             $4,606.8       $4,325.7

              See notes to consolidated financial statements.

PAGE

                SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
                    STATEMENTS OF CONSOLIDATED CASH FLOWS
                    FOR THE SIX MONTHS ENDED JUNE 30
                                 (UNAUDITED)
                            (Dollars in millions)
                                                 1995           1994
Operating Activities:
 Income from continuing operations . . . .   $   561.0      $   488.5
 Depreciation and amortization . . . . . .        78.8           71.2
 Working capital changes - source (use):
  Accounts receivable. . . . . . . . . . .      (192.8)         (98.3)
  Inventories. . . . . . . . . . . . . . .       (11.9)         (39.4)
  Other current assets . . . . . . . . . .       (31.9)         (32.2)
  Accounts payable and other accrued
   liabilities . . . . . . . . . . . . . .        41.3           23.0
 Other, net. . . . . . . . . . . . . . . .       (58.4)           3.4
 Net cash provided by operating. . . . . .
  activities . . . . . . . . . . . . . . .       386.1          416.2

Investing Activities:
 Reduction of investments. . . . . . . . .        45.1           98.7
 Purchases of investments. . . . . . . . .       (49.3)         (11.9)
 Capital expenditures. . . . . . . . . . .      (103.7)        (132.6)
 Other, net. . . . . . . . . . . . . . . .        (1.6)             -
 Net cash used for investing . . . . . . .
  activities . . . . . . . . . . . . . . .      (109.5)         (45.8)

Financing Activities:
 Net change in short-term borrowings . . .       (42.6)        (211.3)
 Common shares repurchased . . . . . . . .       (13.8)        (105.0)
 Dividends paid to common shareholders . .      (202.8)        (185.4)
 Proceeds from other equity. . . . . . . .
  transactions . . . . . . . . . . . . . .        15.0            6.8
 Other, net. . . . . . . . . . . . . . . .          .5             .1
 Net cash used for financing. . . . . .  .
  activities . . . . . . . . . . . . . . .      (243.7)        (494.8)

Effect of Exchange Rates on Cash and
 Cash Equivalents. . . . . . . . . . . . .        (1.4)            .1
Net Cash Flow from Continuing Operations .        31.5         (124.3)
Net Cash Flow from Discontinued Operations        79.7            2.8
Net Increase (Decrease) in Cash and
 Cash Equivalents. . . . . . . . . . . . .       111.2         (121.5)
Cash and Cash Equivalents, Beginning
 of Period . . . . . . . . . . . . . . . .       115.6          222.2
Cash and Cash Equivalents, End of Period .   $   226.8      $   100.7

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

Discontinued Operations

On June 28, 1995, the Company completed the sale of its worldwide contact lens business. In connection therewith, the Company recorded a loss on disposal of $156.2, net of tax benefits of $75.3, ($.42 per share). Proceeds from the sale were $47.5. The contact lens business is reported as a discontinued operation for all periods presented. The statements of consolidated income and cash flows have been restated to conform to the discontinued operation presentation.

Contact lens sales for the three and six months ended June 30, 1995 were $26.1 and $46.2, respectively; sales for the three and six months ended June 30, 1994 were $41.0 and $69.8, respectively.

Earnings Per Common Share

On April 4, 1995, the Board of Directors of the Company authorized a 2-for-1 stock split, and voted to increase the number of authorized common shares from 300 million to 600 million. Distribution of the split shares was made on June 9, 1995. The per share amounts included in these consolidated financial statements reflect the stock split.

Earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. Shares issuable through the exercise of stock options and warrants and under deferred delivery agreements are not considered in the calculation, as they do not have a material effect on the determination of earnings per common share. The weighted-average number of shares used in the computation of earnings per common share for the six months ended June 30, 1995 and 1994 were 372,105,000 and 385,936,000, respectively.
Inventories

Inventories consisted of:
                                        June 30,    December 31,
                                         1995          1994

    Finished products . . . . . . .   $  168.3       $  180.1
    Goods in process. . . . . . . .      196.5          193.8
    Raw materials and supplies. . .      109.6           92.4
      Total inventories . . . . . .   $  474.4       $  466.3

Sales

Segment sales for the six months ended June 30, 1995 and 1994 were as follows:
                                       1995            1994

    Pharmaceutical products . . . .  $2,186.4        $1,903.9
    Health care products. . . . . .     370.3           378.0
      Consolidated sales. . . . . .  $2,556.7        $2,281.9

Legal and Environmental Matters

The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including environmental matters and product liability cases. The recorded liabilities for these matters at June 30, 1995 were not material. Management believes that, except for the matters discussed in the following two paragraphs, it is remote that any material liability in excess of the amounts accrued will be incurred.

In 1994, a judgment in the amount of $63.6, including $57.5 in punitive damages, was entered against the Company in connection with a product liability lawsuit involving THEO-DUR. An appeal from this judgment has been taken. While the success of the appeal cannot be predicted with certainty, the Company will vigorously pursue its case through the appellate courts. The Company believes it has insurance coverage for amounts in excess of $3.0, but the insurance carriers have reserved their rights with respect to liability for punitive damages. The Company has instituted a lawsuit against its insurance carriers seeking a declaration from the state court in Oregon that the carriers are obligated to indemnify the Company for any punitive damages it may be required to pay in connection with the underlying product liability action.

The Company, along with other prescription drug manufacturers, is a defendant in more than 145 antitrust actions commenced in state and federal courts by independent and chain retail pharmacies and others. The plaintiffs allege price discrimination and/or conspiracy between the Company and other defendants to restrain trade by jointly refusing to sell prescription drugs at discounted prices to the plaintiffs. One of these cases is a class action on behalf of U.S. retail pharmacies. Plaintiffs seek treble damages in an unspecified amount and an injunction against the allegedly unlawful conduct. Another of these actions has been certified as a class of all pharmaceutical consumers in California seeking to recover treble damages for overcharges on prescription drugs purchased at retail. Other cases alleging to be class actions under various state laws have also been brought. The Company believes that all these actions are without merit and is defending itself vigorously against all such claims.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - three and six months ended June 30, 1995 compared with the corresponding periods in 1994.

On June 28, 1995, the Company completed the sale of its worldwide contact lens business. The following results exclude the Company's contact lens business, which has been treated as a discontinued operation for all periods presented.

Consolidated sales for the second quarter increased $183.5 million or 16 percent compared with the same period in 1994. For the six months, sales rose $274.8 million or 12 percent over 1994. Excluding the effect of foreign currency exchange rate changes, consolidated sales grew 12 percent in the quarter and 9 percent for the six-month period.

In the United States, many of the Company's pharmaceutical products are subject to increasingly competitive pricing as managed care groups, institutions and government agencies seek price discounts. Future health care reform proposals also could have an impact on operations of the Company.

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

Since the Company is unable to predict the form and timing of domestic and international governmental health care reform actions, their effect on future operations and cash flows cannot be reasonably estimated.

Sales

Domestic prescription pharmaceutical sales advanced 26 percent for the 1995 second quarter and 21 percent for the six-month period. Sales of respiratory products increased 30 percent in the quarter and 32 percent for the first half, reflecting significant market share growth for the CLARITIN brand of nonsedating antihistamines. CLARITIN-D, which combines the decongestant pseudoephedrine, was launched in the U.S. in November 1994.
Sales growth in both periods was also aided by increases for VANCENASE allergy and VANCERIL asthma products. Despite generic competition for the solution, tablet and syrup formulations, sales for the PROVENTIL line of asthma products grew modestly in both the quarter and six-month period, due to higher prescription levels for the metered dose inhaler. These gains were tempered by lower solution sales following the nonrecurrence of heavy 1994 purchases, which resulted from the recall of a competitor's product. The Food and Drug Administration (FDA) has issued bioequivalence standards for generic albuterol metered dose inhalers. Generic entries are expected to enter the market in the future. The introduction of a generic inhaler will negatively affect sales and profitability of PROVENTIL.

U.S. sales of cardiovascular products rose 77 percent in the quarter and 26 percent for the six months, reflecting prescription growth for IMDUR, a once-daily oral nitrate, and K-DUR potassium supplements. The quarter sales increase also was due to promotional programs for NITRO-DUR transdermal nitroglycerin patches. Sales of anti-infective and anticancer products were essentially flat in the second quarter, but advanced 15 percent for the six-month period. The quarter performance reflects growth for EULEXIN, a prostate cancer therapy, which was offset by lower INTRON A sales. For the first half, prescription growth for EULEXIN and expanded indication usage of INTRON A accounted for the sales increase.

International pharmaceutical sales increased 4 percent in the second quarter and 3 percent for the six-month period after excluding the impact of foreign currency exchange fluctuations. Sales of respiratory products grew 13 percent in the quarter and 15 percent for the six months, due to higher sales of CLARITIN in Europe and allergy products in Japan. Cardiovascular product sales rose 10 percent in both the three- and six-month periods, reflecting growth for NITRO-DUR in Europe and Latin America. Sales of dermatological products increased 6 percent in the quarter and 8 percent for the six months, reflecting advances for topical steroids. Sales growth in both periods was also aided by higher sales of LOSEC, an anti-ulcer treatment licensed from AB Astra.

International sales of anti-infective and anticancer products declined 1 percent in the second quarter and 6 percent in the first half, due to continued shortfalls of INTRON A in Japan. These declines were moderated by higher sales in several markets of EULEXIN and CEDAX, a third-generation cephalosporin.

Health care product sales increased 5 percent in the 1995 second quarter, but declined 2 percent for the six-month period. The quarter sales advance reflects increased sales of allergy/cold products as a result of an extended cold and flu season, and higher foot care product sales due to growth in recently launched products. The six-month decline in health care products sales reflects lower sales of sun care products due to a highly competitive marketplace.

Income before income taxes from continuing operations increased 18 percent for the quarter as compared with 1994, and represented
27.4 percent of sales versus 26.9 percent last year. For the six months, income before income taxes grew 15 percent over 1994, representing 29.1 percent of sales compared with 28.4 percent last year.

Cost of sales as a percentage of sales increased to 20.4 percent from 19.8 percent in the quarter, principally the result of an unfavorable sales mix of lower margin pharmaceutical products in international markets. For the first half, the cost of sales ratio declined to 19.9 percent from 20.2 percent, as a favorable sales mix of higher margin pharmaceutical products in the U.S. mitigated the impact of the unfavorable sales mix in international markets.

Selling, general and administrative expenses represented 38.4 percent of sales in the second quarter compared with 38.9 percent last year. For the six-month period, the ratio was 37.9 percent versus 38.3 percent in 1994. The improved ratios resulted from controls on administrative costs. Marketing-related expenses as a percentage of sales remained the same as last year.

Research and development spending rose 8 percent in the quarter, representing 12.2 percent of sales compared with 13.0 percent a year ago. For the first half, spending grew 7 percent and represented 12.1 percent of sales versus 12.7 percent in 1994. It is anticipated that total research and development expenses will approximate $650 million in 1995.

The effective tax rate for continuing operations was 24.5 percent in the three- and six-month periods of both 1995 and 1994.

Earnings per common share from continuing operations advanced 21 percent in the second quarter to $.74 from $.61 in 1994. For the six-month period, earnings per common share from continuing operations increased 19 percent to $1.51 from $1.27 last year. Excluding the impact of changes in foreign currency exchange rates, earnings per common share from continuing operations would have risen approximately 18 percent in the quarter and 16 percent for the six months.

Discontinued Operations

In connection with the sale of the worldwide contact lens business, the Company recorded a loss on disposal of $156.2 million, net of tax benefits of $75.3 million, or $.42 per share in the 1995 second quarter. Worldwide contact lens sales for the three and six months ended June 30, 1995 were $26.1 million and $46.2 million, respectively. For the corresponding periods of 1994 sales totaled $41.0 million and $69.8 million, respectively.

Liquidity and financial resources - six months ended June 30, 1995.

Cash generated from operations and selected borrowings continues to be the Company's major source of funds to finance working capital, additions to property and shareholder dividends. Cash provided from operations totaled $386.1 million for the first six months of 1995. This cash funded the spending of $202.8 million for shareholder dividends, $103.7 million for capital expenditures and $13.8 million for common share repurchases. Net cash flow from discontinued operations totaled $79.7 million, and includes the proceeds from the sale of the worldwide contact lens business, related tax benefits and cash results of discontinued operations for the first six months of 1995.

In February 1995, the Company completed a $500 million repurchase program, which had begun in 1994. In June, the Board of Directors authorized the purchase of an additional $500 million of common shares.

The Company's liquidity and financial resources continue to be sufficient to meet its operating needs.

PART II  OTHER INFORMATION

Item 1.   Legal Proceedings

     The penultimate paragraph of Item 3, Legal Proceedings of
Part I of the Company's annual report on Form 10-K for the fiscal year ended December 31, 1994, relating to a product liability lawsuit involving THEO-DUR, is incorporated by reference. In June 1995, the Company instituted a lawsuit against its insurance carriers seeking a declaration from the state court in Oregon that the carriers are obligated to indemnify the Company for any punitive damages it may be required to pay in connection with the underlying product liability action.

     The final paragraph of Item 3, Legal Proceedings of Part I of the Company's annual report on Form 10-K for the fiscal year ended December 31, 1994, relating to certain antitrust actions pending against the Company and other prescription drug manufacturers, is incorporated by reference. More than 145 such actions have been commenced. One such action has been certified as a class of all pharmaceutical consumers in California seeking to recover treble damages for overcharges on prescription drugs purchased at retail. Other cases alleging to be class actions under various state laws have also been brought.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)  The Annual Meeting of Shareholders was held on April 25,
     1995.
(b)  Not applicable.
(c) The designation of Deloitte & Touche LLP to audit the books and accounts of the Company for the year ending December 31, 1995 was ratified by a vote of shares, as follows:

              FOR            AGAINST           ABSTAIN

          166,029,179        347,381           423,155

All of the nominees for director were elected for a three year term by a vote of shares, as follows:

                              FOR              WITHHELD

Hugh A. D'Andrade         166,041,867            757,848
Richard J. Kogan          166,043,978            755,737
Richard de J. Osborne     166,039,695            760,020
William A. Schreyer       165,990,794            808,921
R.J. Ventres              165,903,630            896,085

(d)  None

Item 6.  Exhibits and Reports on Form 8-K

 a)  Exhibits -  The following Exhibits are filed with this
                 document:

     Exhibit 3(i) - Certificate of Incorporation of the Company,
                    as amended

     Exhibit 11   - Computation of Earnings Per Common Share

     Exhibit 27   - Financial Data Schedule

     Exhibit 99   - Forward-looking statements by the Company.

 b)  Reports on Form 8-K:

     A report on Form 8-K was filed on June 30, 1995.  Item 5,
     Other events, and Item 7, Financial Statements and Exhibits, were reported on relating to the disposition of the Wesley-
Jessen vision care business.

                       SIGNATURE(S)



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Schering-Plough Corporation
                                         (Registrant)


Date     August 11, 1995          /s/     Thomas H. Kelly
                                          Thomas H. Kelly
                                 Vice President and Controller