Form 10-Q
period 1995-09-30
SCHERING PLOUGH CORP
filed 1995-11-09
CIK 310158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549
                                FORM 10-Q





QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1995



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


                    YES    X             NO




Common Shares Outstanding as of September 30, 1995:  367,568,011

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

            SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED INCOME
                             (UNAUDITED)
           (Dollars in millions, except per share figures)
                                      Three Months        Nine Months
                                         Ended               Ended
                                      September 30        September 30

                                     1995      1994      1995      1994


Sales . . . . . . . . . . . . . .  $1,256.8  $1,095.2  $3,813.5  $3,377.1
Costs and expenses:
 Cost of sales. . . . . . . . . .     237.8     206.3     746.1     666.9
 Selling, general
  and administrative. . . . . . .     509.7     429.0   1,477.4   1,302.2
 Research and development . . . .     165.8     158.0     475.1     447.1
 Other expense, net . . . . . . .       8.9       2.3      37.3      14.3
                                      922.2     795.6   2,735.9   2,430.5

Income before income taxes. . . .     334.6     299.6   1,077.6     946.6
Income taxes. . . . . . . . . . .      82.0      73.4     264.0     231.9
Income from continuing operations     252.6     226.2     813.6     714.7
Discontinued operations, net of
 tax:
  Income (loss) from operations .         -      (1.9)    (10.2)      3.5
  Loss on disposal. . . . . . . .         -         -    (156.2)        -
Net income. . . . . . . . . . . .  $  252.6  $  224.3  $  647.2  $  718.2

Earnings per common share:
 Continuing operations  . . . . .  $    .68  $    .59  $   2.19  $   1.86
 Discontinued operations:
   Income (loss) from operations.         -         -      (.03)      .01
   Loss on disposal . . . . . . .         -         -      (.42)        -
Total . . . . . . . . . . . . . .  $    .68  $    .59  $   1.74  $   1.87

Dividends per common share. . . .  $    .29  $   .255  $   .835  $   .735

              See notes to consolidated financial statements.

PAGE

             SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED)
            (Dollars in millions, except per share figures)
                                             September 30,  December 31,
                                                  1995          1994

Assets

 Cash and cash equivalents . . . . . . . .   $  336.7       $  115.6
 Accounts receivable, net. . . . . . . . .      557.0          627.9
 Inventories . . . . . . . . . . . . . . .      468.1          466.3
 Prepaid expenses, deferred income
  taxes and other current assets . . . . .      568.1          529.3
     Total current assets. . . . . . . . .    1,929.9        1,739.1
 Property, plant and equipment . . . . . .    3,050.1        3,049.7
 Less accumulated depreciation . . . . . .    1,027.0          967.4
     Property, net . . . . . . . . . . . .    2,023.1        2,082.3
 Other assets. . . . . . . . . . . . . . .      601.2          504.3
                                             $4,554.2       $4,325.7

Liabilities and Shareholders' Equity

 Accounts payable. . . . . . . . . . . . .   $  282.2       $  285.2
 Short-term borrowings and current
  portion of long-term debt. . . . . . . .      791.8          782.3
 Other accrued liabilities . . . . . . . .    1,145.4          961.3
     Total current liabilities . . . . . .    2,219.4        2,028.8
 Long-term debt. . . . . . . . . . . . . .       86.3          185.8
 Other long-term liabilities . . . . . . .      553.0          536.7

Shareholders' Equity:
 Preferred shares - $1 par value
  each; issued - none. . . . . . . . . . .          -              -
 Common shares - $1 par value each; shares
  issued: 1995 -  502,965,382;
  1994 - 251,482,691 . . . . . . . . . . .      503.0          251.5
 Paid-in capital . . . . . . . . . . . . .       24.5          133.3
 Retained earnings . . . . . . . . . . . .    4,208.6        3,978.2
 Foreign currency translation
  adjustment and other . . . . . . . . . .     (100.9)        (117.0)
     Total . . . . . . . . . . . . . . . .    4,635.2        4,246.0
 Less treasury shares, at cost -
  1995, 135,397,371 shares;
  1994, 65,468,430 shares . . . . . . . .     2,939.7        2,671.6
     Total shareholders' equity. . . . . .    1,695.5        1,574.4
                                             $4,554.2       $4,325.7

              See notes to consolidated financial statements.

PAGE

                SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
                    STATEMENTS OF CONSOLIDATED CASH FLOWS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                 (UNAUDITED)
                            (Dollars in millions)
                                                 1995           1994
Operating Activities:
 Income from continuing operations . . . .   $   813.6      $   714.7
 Depreciation and amortization . . . . . .       120.1          107.2
 Working capital changes - source (use):
  Accounts receivable. . . . . . . . . . .        39.9           19.3
  Inventories. . . . . . . . . . . . . . .       (24.5)         (23.6)
  Other current assets . . . . . . . . . .       (64.1)         (60.6)
  Accounts payable and other accrued
   liabilities . . . . . . . . . . . . . .       173.1           79.5
 Other, net. . . . . . . . . . . . . . . .       (62.3)           1.4
 Net cash provided by operating
  activities . . . . . . . . . . . . . . .       995.8          837.9

Investing Activities:
 Reduction of investments. . . . . . . . .        45.3          100.2
 Purchases of investments. . . . . . . . .       (80.4)         (13.8)
 Capital expenditures. . . . . . . . . . .      (167.6)        (198.0)
 Other, net. . . . . . . . . . . . . . . .        (1.5)           2.2
 Net cash used for investing
  activities . . . . . . . . . . . . . . .      (204.2)        (109.4)

Financing Activities:
 Net repayments on short-term borrowings .      (102.4)        (303.6)
 Common shares repurchased . . . . . . . .      (268.0)        (259.4)
 Dividends paid to common shareholders . .      (310.4)        (283.4)
 Proceeds from other equity
  transactions . . . . . . . . . . . . . .        33.9           24.5
 Other, net. . . . . . . . . . . . . . . .          .6            2.8
 Net cash used for financing
  activities . . . . . . . . . . . . . . .      (646.3)        (819.1)

Effect of Exchange Rates on Cash and
 Cash Equivalents. . . . . . . . . . . . .        (3.9)            .6
Net Cash Flow from Continuing Operations .       141.4          (90.0)
Net Cash Flow from Discontinued Operations        79.7            2.9
Net Increase (Decrease) in Cash and
 Cash Equivalents. . . . . . . . . . . . .       221.1          (87.1)
Cash and Cash Equivalents, Beginning
 of Period . . . . . . . . . . . . . . . .       115.6          222.2
Cash and Cash Equivalents, End of Period .   $   336.7      $   135.1

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

Contact lens sales during 1995 through the date of disposition were $46.2. Sales for the three and nine months ended September
30, 1994 were $30.5 and $100.3, respectively.

Earnings Per Common Share

On April 4, 1995, the Board of Directors of the Company authorized a 2-for-1 stock split, and voted to increase the number of authorized common shares from 300 million to 600 million. Distribution of the split shares was made on June 9, 1995. The per share amounts included in these consolidated financial statements reflect the stock split.

Earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. Shares issuable through the exercise of stock options and warrants and under deferred delivery agreements are not considered in the calculation, as they do not have a material effect on the determination of earnings per common share. The weighted-average number of shares used in the computation of earnings per common share for the nine months ended September 30, 1995 and 1994 were 371,203,591 and 385,058,178, respectively.
Inventories

Inventories consisted of:
                                    September 30,   December 31,
                                         1995          1994

    Finished products . . . . . . .   $  202.9       $  180.1
    Goods in process. . . . . . . .      166.1          193.8
    Raw materials and supplies. . .       99.1           92.4
      Total inventories . . . . . .   $  468.1       $  466.3

Sales

Segment sales for the nine months ended September 30, 1995 and
1994 were as follows:
                                       1995            1994

    Pharmaceutical products . . . .  $3,290.4        $2,843.6
    Health care products. . . . . .     523.1           533.5
      Consolidated sales. . . . . .  $3,813.5        $3,377.1

Legal and Environmental Matters

The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including environmental matters and product liability cases. The recorded liabilities for these matters at September 30, 1995 were not material. Management believes that, except for the matters discussed in the following two paragraphs, it is remote that any material liability in excess of the amounts accrued will be incurred.

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

Results of Operations - three and nine months ended September 30, 1995 compared with the corresponding periods in 1994.

In June 1995, the Company completed the sale of its worldwide contact lens business. The following results exclude the contact lens business, which has been treated as a discontinued operation for all periods presented. For additional information, see "Discontinued Operations" in the Notes to the Consolidated Financial Statements on page 5.

Consolidated sales for the third quarter increased $161.6 million or 15 percent compared with the same period in 1994. For the nine months, sales rose $436.4 million or 13 percent over 1994. Excluding the effect of foreign currency exchange rate changes, consolidated sales grew 12 percent in the quarter and 10 percent for the nine-month period.

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

Sales

Domestic prescription pharmaceutical sales advanced 27 percent for the 1995 third quarter and 23 percent for the nine-month period. Sales of respiratory products increased 35 percent in the quarter and 33 percent for the nine months, reflecting significant market share growth for the CLARITIN brand of nonsedating antihistamines. CLARITIN-D, which combines the decongestant pseudoephedrine, was launched in the U.S. in November 1994. Sales growth in both periods was also aided by increases for VANCENASE allergy and VANCERIL asthma products. Despite generic competition for the solution, tablet and syrup formulations, sales for the PROVENTIL line of asthma products increased in both the quarter and nine-month periods, due to higher prescription levels for the metered dose inhaler. These gains were tempered by lower solution sales following the nonrecurrence of heavy 1994 purchases, which resulted from the recall of a competitor's product. The Food and Drug Administration (FDA) has issued bioequivalence standards for generic albuterol metered dose inhalers. Generic entries are expected to enter the market in the future. The introduction of a generic inhaler will negatively affect sales and profitability of PROVENTIL.

U.S. sales of cardiovascular products rose 36 percent in the quarter and 29 percent for the nine months, reflecting prescription growth for IMDUR, a once-daily oral nitrate, and K-DUR potassium supplements. Sales of anti-infective and anticancer products advanced 37 percent for the quarter and 22 percent for the nine months, due to prescription growth for EULEXIN, a prostate cancer therapy, and expanded indication usage of INTRON A.

International pharmaceutical sales increased 3 percent for both the third quarter and nine-month period after excluding the impact of foreign currency exchange fluctuations. Sales of respiratory products grew 8 percent in the quarter and 13 percent for the nine months, due to higher sales of CLARITIN in Europe and Latin America, and VANCERIL in Japan. Cardiovascular product sales rose 33 percent in the quarter and 18 percent for the nine months, reflecting growth for NITRO-DUR transdermal nitroglycerin patches in Europe and Canada. Sales of dermatological products increased 8 percent in both the quarter and nine-month periods, reflecting advances for topical steroids. Sales growth in both periods was also aided by higher sales of LOSEC, an anti-ulcer treatment licensed from AB Astra.

International sales of anti-infective and anticancer products grew 6 percent in the quarter, but declined 2 percent in the nine months. Continued shortfalls of INTRON A in Japan negatively affected both the quarter and nine months. However, higher sales of EULEXIN and CEDAX, a third-generation cephalosporin, in several markets helped to moderate the impact of INTRON A in Japan.

Health care product sales decreased 2 percent in both the third quarter and nine-month periods. The quarter sales reflect lower sales of allergy/cold and female health products. The nine-month decline in health care product sales reflects continued declines in female health products due to distribution losses and gains made by private label brands, and lower sales of sun care products reflecting a highly competitive market.


Income before income taxes from continuing operations increased 12 percent for the quarter as compared with 1994, and represented
26.6 percent of sales versus 27.4 percent last year. For the nine months, income before income taxes from continuing operations grew 14 percent over 1994, representing 28.3 percent of sales compared with 28.0 percent last year.

Cost of sales as a percentage of sales increased slightly to 18.9 percent from 18.8 percent in the quarter, principally the result of an unfavorable sales mix of lower margin pharmaceutical products in international markets. For the nine-month period, the cost of sales ratio declined slightly to 19.6 percent from
19.7 percent, as a favorable sales mix of higher margin pharmaceutical products in the U.S. mitigated the impact of the unfavorable international sales mix.

Selling, general and administrative expenses represented 40.5 percent of sales in the third quarter compared with 39.2 percent last year. For the nine-month period, the ratio was 38.7 percent versus 38.6 percent in 1994. The increase in the ratios resulted from increased promotional spending in domestic and international markets.

Research and development spending rose 5 percent in the quarter, representing 13.2 percent of sales compared with 14.4 percent a year ago. For the nine months, spending grew 6 percent and represented 12.5 percent of sales versus 13.2 percent in 1994. It is anticipated that total research and development expenses will approximate $650 million in 1995.

The effective tax rate for continuing operations was 24.5 percent in the three- and nine-month periods of both 1995 and 1994.

Earnings per common share from continuing operations advanced 15 percent in the third quarter to $.68 from $.59 in 1994. For the nine-month period, earnings per common share from continuing operations increased 18 percent to $2.19 from $1.86 last year. Excluding the impact of changes in foreign currency exchange rates, earnings per common share from continuing operations would have risen approximately 14 percent in the quarter and 15 percent for the nine months.

Liquidity and financial resources - nine months ended September
30, 1995.

Cash generated from operations continues to be the Company's major source of funds to finance working capital, additions to property, shareholder dividends and common share repurchases. Cash provided from operations totaled $995.8 million for the first nine months of 1995. This cash funded the spending of $310.4 million for shareholder dividends, $268.0 million for common share repurchases and $167.6 million for capital expenditures. Net cash flow from discontinued operations totaled $79.7 million, and includes the proceeds from the sale of the worldwide contact lens business, related tax benefits and cash results of discontinued operations for the first six months of 1995.

In February 1995, the Company completed a $500 million repurchase program, which had begun in 1994. In June 1995, the Board of Directors authorized the purchase of an additional $500 million of common shares. As of September 30 this program was approximately 50 percent complete.

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

     The final paragraph of Item 3, Legal Proceedings of Part I of the Company's annual report on Form 10-K for the fiscal year ended December 31, 1994, relating to certain antitrust actions pending against the Company and other prescription drug manufacturers, is incorporated by reference. More than 145 such actions have been commenced. In addition to the certified federal class action, another such action has been certified as a class of all pharmaceutical consumers in California seeking to recover treble damages for overcharges on prescription drugs purchased at retail. Other cases alleging to be class actions under various state laws have also been brought.

Item 6.  Exhibits and Reports on Form 8-K

   a)  Exhibits -  The following Exhibits are filed with this document:

     Exhibit
     Number                    Description

      10(a)       - Third Amendment to Employment Agreement
                    between the Company and Richard J. Kogan

      10(b)       - The Company's Deferred Compensation Plan

        11          - Computation of Earnings Per Common Share

        27          - Financial Data Schedule

        99          - Forward-looking statements by the Company

 b)  Reports on Form 8-K:

       No report has been filed during the three months ended
       September 30, 1995.

                       SIGNATURE(S)



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Schering-Plough Corporation
                                         (Registrant)


Date   November 9, 1995
                                          Thomas H. Kelly
                                 Vice President and Controller