Form 10-K
period 1995-12-31
SCHERING PLOUGH CORP
filed 1996-02-28
CIK 310158

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                         Form 10-K Annual Report

  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                       ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995     Commission file
                                                 number 1-6571

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

Common shares outstanding as of January 31, 1996:      364,253,452

Aggregate market value of common shares at January 31, 1996 held by
non-affiliates based on closing price:     $19.7 billion.

Documents incorporated                        Part of Form 10-K
by reference                                  incorporated into

Schering-Plough Corporation 1995
Annual Report to Shareholders                 Parts I, II and IV

Schering-Plough Corporation Proxy
Statement for the annual meeting of
shareholders on April 23, 1996                Part III

                            Part I

Item 1.  Business

General

The terms "Schering-Plough" and the "Company," as used herein, refer to Schering-Plough Corporation and its subsidiaries, except as otherwise indicated by the context. Schering-Plough Corporation is a holding company which was incorporated in 1970. Subsidiaries of Schering-Plough Corporation are engaged in the discovery, development, manufacturing and marketing of pharmaceutical and health care products worldwide. Products include prescription drugs, animal health, over-the-counter
(OTC), foot care and sun care products.

Business Segment and Other Financial Information

The "Business Segment Data" as set forth in the Notes to Consolidated Financial Statements in the Company's 1995 Annual
Report to Shareholders is incorporated herein by reference. The company sold its contact lens business in 1995 and has reported the business as a discontinued operation.

Sales by major product groups for continuing operations for each of the three years in the period ended December 31, 1995 were as follows (dollars in millions):

                                        1995      1994       1993
 Respiratory                          $1,834    $1,465     $1,185
 Anti-infective and Anticancer         1,031       939      1,032
 Dermatologicals                         515       488        443
 Cardiovasculars                         408       333        316
 Other Pharmaceuticals                   493       489        399
 OTC                                     250       264        312
 Foot Care                               240       248        240
 Animal Health                           190       167        154
 Sun Care                                127       129        131
 Other Health Care Products               16        15         17

Consolidated Sales                    $5,104    $4,537     $4,229

Pharmaceutical Products

The Company's pharmaceutical operations include prescription drugs and animal health products. Prescription products include:
CELESTAMINE, CLARITIN, CLARITIN-D, POLARAMINE, PROVENTIL, THEO-DUR, TRINALIN, VANCENASE and VANCERIL, respiratory; CEDAX, EULEXIN, GARAMYCIN, INTRON A, ISEPACIN and NETROMYCIN, anti-infective and anticancer; DIPROLENE, DIPROSONE, ELOCON, LOTRISONE, QUADRIDERM and VALISONE, dermatologicals; IMDUR, K-DUR, NITRO-DUR and NORMODYNE, cardiovasculars; CELESTONE, DIPROSPAN, LOSEC, NOIN, and PALACOS, other pharmaceuticals.

Animal health biological and pharmaceutical products include antibiotics, vaccines, anti-arthritics, steroids and nutritionals. Major animal health products are: GENTOCIN and NUFLOR, antibiotics; BANAMINE, an anti-arthritic; OTOMAX, a steroid ointment and OPTIMMUNE, an ophthalmic ointment.

Pharmaceutical products also include pharmaceutical chemical substances sold in bulk to third parties for production of their own products.

Prescription drugs are introduced and made known to physicians, pharmacists, hospitals and managed care organizations by trained professional service representatives, and are sold to hospitals, managed care organizations and wholesale and retail druggists. Pharmaceutical products are also promoted through journal advertising, direct mail advertising, consumer advertising and by distributing samples to physicians. Animal health products are promoted and sold by a separate sales force to veterinarians, distributors and animal producers.

The Company's subsidiaries own (or have licensed rights under) a number of patents and patent applications, both in the United States and abroad. In the aggregate, patents and patent applications are believed to be of material importance to the operations of the pharmaceutical segment. In December 1989, the U.S. patent covering PROVENTIL, an asthma product, expired. The PROVENTIL formulations of tablets, syrup and solution have been subject to generic competition. The Company, through its Warrick Pharmaceuticals subsidiary, currently markets these generic formulations of albuterol, as well as other generic pharmaceuticals.

In December 1995, the U.S. Food and Drug Administration (the "FDA") granted marketing clearance to a generic albuterol metered-dose inhaler (MDI). In response to the approval of a generic albuterol MDI, the Company's Warrick subsidiary introduced its own generic albuterol inhaler. The approval of a generic albuterol MDI will negatively affect future sales and profitability for the Company's PROVENTIL inhaler franchise.

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

The pharmaceutical industry is highly competitive and includes other large companies with substantial resources for research, product development and promotion. There are numerous domestic and international competitors in this industry. Some of the principal competitive techniques used by the Company for its pharmaceutical products include research and development of new and improved products, high product quality, varied dosage forms and strengths, disease management programs, and educational services for the medical community.

Health Care Products

The product categories in the health care segment are OTC medicines, foot care and sun care products primarily sold in the United States. Products include: AFRIN and DURATION nasal decongestants; CHLOR-TRIMETON antihistamine; CORICIDIN and DRIXORAL cold and decongestant products; CORRECTOL laxative; CLEAR AWAY and DUO wart removers; DI-GEL antacid; GYNE-LOTRIMIN for vaginal yeast infections; DR. SCHOLL'S foot care products; LOTRIMIN AF and TINACTIN antifungals; COPPERTONE, SHADE, SOLARCAINE and TROPICAL BLEND sun care products; A & D ointment; and PAAS egg coloring and holiday products. Business in this segment is conducted through wholesale and retail drug, food chain and variety outlets, and is promoted directly to the consumer through television, radio, print and other advertising media.

Raw materials essential to this segment are available in adequate quantities from a number of potential suppliers. Energy was and is expected to be available to the Company in sufficient quantities to meet operating requirements.

Trademarks for the major products included in this segment are registered in the United States and most overseas countries where these products are marketed. Trademarks are considered to be very important to the operations of this segment.

Principally due to the seasonal sales of sun care products, operating profits in this segment are relatively higher in the first half of the year.

There is generally no significant backlog of orders since the Company's business is normally conducted on an immediate shipment basis.

The health care products' industry is highly competitive and includes other large companies with substantial resources for product development and promotion. There are several dozen significant competitors in this industry. The Company believes that in the United States it has a leading position in the foot care and sun care industries, with its DR. SCHOLL'S lines of foot pads, cushions, wart removal and other treatments and its brands of sun care products. In addition, the Company's brands are among the leaders in nasal sprays, laxatives and antifungals sold OTC. The principal competitive techniques used by the Company in this industry segment include switching prescription products to OTC medicines, the development and introduction of new and improved products, and product promotion methods to gain and retain consumer acceptance.

Foreign Operations

Foreign activities are carried out primarily through wholly-owned subsidiaries wherever market potential is adequate and circum-

stances permit. In addition, the Company is represented in some markets through joint ventures, licensees or other distribution arrangements. There are approximately 11,200 employees outside the United States.

Foreign operations are subject to certain risks which are inherent in conducting business overseas. These risks include possible nationalization, expropriation, importation limitations and other restrictive governmental actions. Also, fluctuations in foreign currency exchange rates can impact the Company's consolidated financial results. For additional information on foreign operations, see "Management's Discussion and Analysis of Operations and Financial Condition" and "Business Segment Data" in the Company's 1995 Annual Report to Shareholders which is incorporated herein by reference.

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

Under present U.S. tax laws, accumulated funds generated from operations in Puerto Rico can be remitted tax-free to the parent company. Under Puerto Rico tax laws, remittance of these funds, with the exception of certain amounts qualifying for tax free distribution, will result in a tollgate tax of from 5 percent to 10 percent based upon prescribed dividend and investment restrictions.






Research and Development

The Company's research activities are primarily aimed at discovering and developing new and enhanced pharmaceutical products of medical and commercial significance. Company sponsored research and development expenditures were $656.9 million, $610.1 million and $567.3 million in 1995, 1994, and 1993, respectively. Research expenditures represented approximately 13 percent of consolidated sales in each of the three years.

The Company's pharmaceutical research activities are concentrated in the therapeutic areas of allergic and inflammatory disorders, infectious and cardiovascular diseases, oncology and central nervous system disorders. The Company also has substantial efforts directed toward biotechnology, gene therapy and immunology. Research activities include expenditures for both internal research efforts and research collaborations with various partners.

While several pharmaceutical compounds are in varying stages of development, it cannot be predicted when or if products will become available for commercial sale.

Government Regulation

Most products manufactured or sold by the Company are subject to varying degrees of governmental regulation in the countries in which operations are conducted. In the United States, the drug industry has long been subject to regulation by various federal, state and local agencies, primarily as to product safety, efficacy, advertising and labeling. Compliance with the broad regulatory powers of the FDA requires significant amounts of Company time, testing and documentation, and corresponding costs to obtain clearance of new drugs. Similar product regulations also apply in many international markets.

In the United States, many of the Company's pharmaceutical products are subject to increasingly competitive pricing as managed care groups, institutions and governments seek price discounts. In most international markets, the Company operates in an environment of government-mandated cost containment programs. Several governments have placed restrictions on physician prescription levels and patient reimbursements, emphasized greater use of generic drugs and enacted across-the-board price cuts as methods of cost control.

Since the Company is unable to predict the final form and timing of any future domestic and international governmental or other health care initiatives, their effect on operations and cash flows cannot be reasonably estimated.

The Company has and will continue to comply with the government regulations of the countries in which operations are conducted.

Environment

To date, compliance with federal, state and local environmental protection laws has not had a materially adverse effect on the Company. The Company has made and will continue to make necessary expenditures for environmental protection. Worldwide capital expenditures during 1995 included approximately $16.6 million for environmental control purposes. It is anticipated that continued compliance with such environmental regulations will not significantly affect the Company's financial statements or its competitive position. For additional information on environmental matters, see "Legal and Environmental Matters" in the Notes to the Consolidated Financial Statements in the Company's 1995 Annual Report to Shareholders which is incorporated herein by reference.

Employees

There were approximately 20,100 people employed by the Company at December 31, 1995.

Item 2.  Properties

The Company's corporate headquarters is located in Madison, New Jersey. Principal manufacturing facilities are located in Kenilworth, New Jersey, Miami, Florida, the Commonwealth of Puerto Rico, Argentina, Australia, Belgium, Canada, Colombia, France, Ireland, Italy, Japan, Mexico and Spain (pharmaceutical products); Cleveland and Memphis, Tennessee (health care products). Other manufacturing facilities are located in Omaha, Nebraska. In addition, a manufacturing facility for pharmaceutical products is currently under construction in Singapore. This facility is scheduled for completion by 1997.

The Company's principal research facilities are located in Kenilworth and Union, New Jersey and Palo Alto, California (DNAX
Research Institute).

The major portion of properties are owned by the Company. These properties are well maintained, adequately insured and in good operating condition. The Company's manufacturing facilities have capacities considered appropriate to meet the Company's needs.


Item 3.  Legal Proceedings

Schering Corporation and White Laboratories, Inc., which are Company subsidiaries, are defendants in more than 95 lawsuits arising out of the use of synthetic estrogens by the mothers of the plaintiffs. In many of these lawsuits, one being an alleged class action, a substantial number of other drug companies are also defendants. The female plaintiffs claim various injuries, including cancerous or precancerous lesions of the vagina and cervix and a multiplicity of pregnancy problems. A number of suits involve infants with birth defects born to daughters whose mothers took the drug. The total amount claimed against all defendants in all the suits amounts to more than $2 billion. While it is not possible to precisely predict the outcome of these proceedings, it is management's opinion that it is remote that any material liability in excess of the amounts accrued will be incurred.

The Company is a party to, or otherwise involved in, environmental clean-ups or proceedings under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, or under equivalent state laws. These proceedings seek to require the owners or operators of facilities that treated, stored or disposed of hazardous substances and transporters and generators of such substances to clean-up contaminated facilities or reimburse the government or private parties for their clean-up costs. The Company is alleged to be a potentially responsible party ("PRP") as an alleged generator of hazardous substances found at certain facilities. In each proceeding, the government or private litigants allege that any one PRP, including the Company, is jointly and severally liable for clean-up costs. Although joint and several liability is alleged, a company's share of clean-up costs is frequently determined on the basis of the type and quantity of hazardous substances sent to a facility by the generator. However, this allocation process varies greatly from facility to facility and can take years to complete. The Company's potential share of clean-up costs also depends on how many other PRP's are involved in the proceedings, insurance coverage, available indemnity contracts and contribution rights against other PRP's or parties. While it is not possible to precisely predict the outcome of these proceedings, it is management's opinion that it is remote that any material liability in excess of amounts accrued will be incurred.

In 1994, a judgment in the amount of $63.6 million, including $57.5 million in punitive damages, was entered against the Company in state court in Portland, Oregon in connection with a product liability lawsuit involving THEO-DUR. An appeal from the judgment has been taken. While the success of the appeal cannot be predicted with certainty, the Company will vigorously pursue its case through the appellate courts. The Company currently has insurance coverage for amounts in excess of a $3 million self-insured retention.

The Company is a defendant in more than 150 antitrust actions commenced in state and federal courts by independent retail pharmacies, chain retail pharmacies, and consumers. The plaintiffs allege price discrimination and/or conspiracy between the Company and other defendants to restrain trade by jointly refusing to sell prescription drugs at discounted prices to the plaintiffs. One of the federal cases, pending in the United States District Court for the Northern District of Illinois, is a class action on behalf of approximately two-thirds of all retail pharmacies in the United States alleging a price-fixing conspiracy. The Company has agreed, subject to court approval, to settle the federal class action for a total of $22.1 million payable over three years. In the event that the court does not approve the settlement, the class action is likely to go to trial in mid-1996. Two of the state cases, which were commenced in the San Francisco County Superior Court in 1995, have been certified as class actions in California. One is a class action on behalf of certain retail pharmacies, and the other is a class action on behalf of certain consumers of prescription medicine. A third state case, which was commenced in the Circuit Court of Clark County, Alabama in 1996, has been conditionally certified as a class action in Alabama on behalf of certain consumers of prescription medicine. Another of the actions, which was commenced in June 1994 by a group of nine chain food stores, including The Great Atlantic and Pacific Tea Company, Inc. ("A&P"), against three mail order pharmacies and 16 drug manufacturers, is pending in the United States District Court for the Northern District of Illinois. Mr. James Wood, a director of the Company, is an executive officer of A&P. Mr. Wood does not participate in any review or deliberations by the Board of Directors relating to this action. Plaintiffs in all cases seek treble damages and/or penalties in an unspecified amount and an injunction against the allegedly unlawful conduct. The Company believes that all these actions are without merit and is defending itself vigorously against all such claims.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

  The following information regarding executive officers is included herein in accordance with Part III, Item 10.

  Officers are elected to serve for one year and until their successors shall have been duly elected.



Name and Current Position          Business Experience                Age

Robert P. Luciano                  Present position 1996; Chairman    62
  Chairman of the Board            and Chief Executive Officer
                                   1986-1995

Richard J. Kogan                   Present position 1996;             54
  President and                    President and Chief
  Chief Executive Officer          Operating Officer 1986-1995

Hugh A. D'Andrade                  Present position 1996;             57
  Vice Chairman and                Executive Vice President
  Chief Administrative Officer     Administration 1984-1995

Raul E. Cesan                      Present position 1994;             48
  Executive Vice President         President Schering
  and President                    Laboratories 1992-1994;
  Schering-Plough                  President Schering-Plough
  Pharmaceuticals                  International 1988-1992

Donald R. Conklin                  Present position 1994;             59
  Executive Vice President         Executive Vice President
  and President                    and President
  Schering-Plough                  Schering-Plough
  HealthCare Products              Pharmaceuticals 1989-1994


Joseph C. Connors                  Present position 1996;             47
  Executive Vice President         Senior Vice President and
  and General Counsel              General Counsel 1992-1995;
                                   Vice President and General
                                   Counsel 1991; Staff Vice
                                   President and Deputy General
                                   Counsel 1987-1991

Jack L. Wyszomierski               Present position 1996;             40
  Executive Vice President         Vice President and Treasurer
  and Chief Financial Officer      1991-1995


Geraldine U. Foster                Present position 1994;             53
  Senior Vice President            Vice President - Investor
  Investor Relations and           Relations 1988-1994
  Corporate Communications

Name and Current Position          Business Experience               Age

Daniel A. Nichols                  Present position 1991; Vice        55
  Senior Vice President            President Taxes 1983-1991
  Taxes

Gordon C. O'Brien                  Present position 1988              55
  Senior Vice President
  Human Resources

Thomas H. Kelly                    Present position 1991              46
  Vice President and
  Controller

Robert S. Lyons                    Present position 1991              55
  Vice President
  Corporate Information
  Services

E. Kevin Moore                     Present position 1996;             43
  Vice President and               Staff Vice President and
  Treasurer                        Assistant Treasurer 1993-1995;
                                   Treasurer-Europe, The Dun and
                                   Bradstreet Corporation 1990-1993


John E. Nine                       Present position 1996;             59
  Vice President                   President - Technical Operations
  and President, Schering          Schering Laboratories 1990-1995
  Technical Operations


William J. Silbey                  Present position 1996;             36
  Staff Vice President,            Corporate Counsel 1993-1995;
  Secretary and Associate          Partner - Stearns, Weaver, Miller,
  General Counsel                  Weissler, Alhadeff & Sitterson,
                                   P.A. 1992-1993, Associate 1991

                               Part II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters

The Common Share Dividends and Market Data as set forth in the Company's 1995 Annual Report to Shareholders are incorporated herein by reference.

Item 6.  Selected Financial Data

The Six-Year Selected Financial & Statistical Data as set forth in the Company's 1995 Annual Report to Shareholders is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Management's Discussion and Analysis of Operations and Financial
Condition as set forth in the Company's 1995 Annual Report to Shareholders is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

The Consolidated Balance Sheets as of December 31, 1995 and 1994, and the related Statements of Consolidated Income, Consolidated Retained Earnings and Consolidated Cash Flows for each of the three years in the period ended December 31, 1995, Notes to Consolidated Financial Statements, the Independent Auditors' Report of Deloitte & Touche LLP dated February 14, 1996 and Quarterly Results of Operations, as set forth in the Company's 1995 Annual Report to Shareholders, are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

Not applicable.
                               Part III

Item 10. Directors and Executive Officers of the Registrant

The information concerning directors and nominees for directors as set forth in the Company's Proxy Statement for the annual meeting of shareholders on April 23, 1996 is incorporated herein by reference.

Information required as to executive officers is included in Part
I of this filing under the caption "Executive Officers of the Registrant."





Item 11. Executive Compensation

Executive compensation information as set forth in the Company's
Proxy Statement for the annual meeting of shareholders on April
23, 1996 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and
         Management

Information concerning security ownership of certain beneficial owners and management as set forth in the Company's Proxy
Statement for the annual meeting of shareholders on April 23, 1996 is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions as set forth in the Company's Proxy Statement for the annual meeting of shareholders on April 23, 1996 is incorporated herein by reference.

                               Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K

  (a) 1. Financial Statements

         The following consolidated financial statements and independent auditors' report, included in the Company's
         1995 Annual Report to Shareholders, are incorporated herein by reference.

         Statements of Consolidated Income for the Years Ended December 31, 1995, 1994 and 1993

         Statements of Consolidated Retained Earnings for the Years Ended December 31, 1995, 1994 and 1993

         Statements of Consolidated Cash Flows for the Years
            Ended December 31, 1995, 1994 and 1993

         Consolidated Balance Sheets at December 31, 1995 and
            1994

         Notes to Consolidated Financial Statements

         Independent Auditors' Report








  (a) 2. Financial Statement Schedules

                                                         Page in
                                                       Form 10-K

  Independent Auditors' Report . . . . . . . . . . . .     19

  Schedule II - Valuation and Qualifying Accounts. . .     20


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


Exhibit
Number                        Description

3(a) A complete copy of the Certificate of Incorporation as amended and currently in effect. Incorporated by reference to Exhibit 3 (i) to the Company's
             Quarterly Report for the period ended June 30, 1995 on Form 10-Q, File No. 1-6571.

3(b) A complete copy of the By-Laws as amended and currently in effect. Incorporated by reference to
             Exhibit 4(2) to the Company's Registration Statement on Form S-3, File No. 333-853.

4(a)         Rights Agreement between the Company and The Bank of
             New York dated July 25, 1989. Incorporated by reference to Exhibit 4 to the Company's Quarterly
             Report for the period ended June 30, 1989 on Form 10-Q, File No. 1-6571.

4(b) Indenture dated as of November 1, 1982 between the Company and The Chase Manhattan Bank, N.A. as
             Trustee. Incorporated by reference to Exhibit 4(a) to the Company's Registration Statement on Form S-3,
             File No. 2-80012.

4(c) Supplemental Indenture No. 1 dated as of November 1, 1991 to Indenture dated as of November 1, 1982. Incorporated by reference to Exhibit 4.1 to the Company's Report on Form 8-K dated November 20, 1991, File No. 1-6571.



Exhibit
Number                        Description

4(d) LYNX Equity Unit Agreement. Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K dated October 1, 1991, File No. 1-6571.

4(e) LYNX Equity Unit Guarantee Agreement. Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K dated October 1, 1991, File No. 1-6571.

4(f)         Form of Participation Rights Agreement between The
             Company and The Chase Manhattan Bank (National
             Association), as Trustee. Incorporated by reference to Exhibit 4.6 to the Company's Registration
             Statement on Form S-4, Amendment No. 1, File
             No. 33-65107.

10(a) The Company's Executive Incentive Plan (as amended) and Trust related thereto*. Plan incorporated by reference to Exhibit 10 to the Company's Quarterly Report for the period ended March 31, 1994 on Form 10-Q; Trust Agreement incorporated by reference to Exhibit 10(a) to the Company's Annual Report for 1988 on Form 10-K, File No. 1-6571.

10(b) The Company's 1983 Stock Incentive Plan (as amended)*. Incorporated by reference to Exhibit
             10(c) to the Company's Annual Report for 1988 on
             Form 10-K, File No. 1-6571.

10(c) The Company's 1987 Stock Incentive Plan (as amended)*. Incorporated by reference to Exhibit
             10(d) to the Company's Annual Report for 1990 on
             Form 10-K, File No. 1-6571.

10(d) The Company's 1992 Stock Incentive Plan (as amended)*. Incorporated by reference to Exhibit 10(d) to the Company's Annual Report for 1992 on Form 10-K, File No. 1-6571; amendment of December 11, 1995 filed with this document.

10(e)(i)     Employment agreement between the Company and Robert
             P. Luciano (as amended).* Incorporated by reference to Exhibit 10(e) (i) to the Company's Annual Report for 1989 on Form 10-K; first amendment incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report for the period ended June 30, 1994 on Form 10-Q; second amendment incorporated by ref-erence to Exhibit 10(e)(i) to the Company's Annual Report for 1994 on Form 10-K, File No. 1-6571.

Exhibit
Number                        Description

10(e)(ii)    Employment agreement between the Company and Richard
             J. Kogan (as amended)*. Incorporated by reference to
             Exhibit 10(e)(ii) to the Company's Annual Report for 1989 on Form 10-K; first amendment incorporated by reference to Exhibit 10(b) to the Company's
             Quarterly Report for the period ended June 30, 1994 on Form 10-Q; second amendment incorporated by reference to Exhibit 10(e)(ii) to the Company's
             Annual Report for 1994 on Form 10-K; third amendment incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report for the period ended
             September 30, 1995 on Form 10-Q, File No. 1-6571.


10(e)(iii)   Employment agreement between the Company and Hugh A.
             D'Andrade (as amended)*. Incorporated by reference to Exhibit 10(c) to the Company's
             Quarterly Report for the period ended June 30, 1994 on Form 10-Q; first amendment incorporated by reference to Exhibit 10(e)(iii) to the Company's
             Annual Report for 1994 on Form 10-K, File No. 1-6571;
             second amendment filed with this document.

10(e)(iv)    Form of employment agreement between the Company and
             its executive officers effective upon a change of control*. Incorporated by reference to Exhibit
             10(e)(iv) to the Company's Annual Report for 1994 on
             Form 10-K, File No. 1-6571.

10(f) Directors Deferred Compensation Plan and Trust related thereto*. Plan incorporated by reference to
             Exhibit 10(f) to the Company's Annual Report for 1991 on Form 10-K; Trust Agreement incorporated by reference to Exhibit 10(a) to the Company's Annual Report for 1988 on Form 10-K, File No. 1-6571.

10(g) Pension Plan for Directors and Trust related thereto*. Plan incorporated by reference to Exhibit 10(g) to the Company's Annual Report for 1987 on Form 10-K; Trust Agreement incorporated by reference to Exhibit 10(g) to the Company's Annual Report for 1988 on Form 10-K; amendment to Trust Agreement incorporated by reference to Exhibit 10(g) to the Company's Annual Report for 1993 on Form 10-K, File
              No. 1-6571.

Exhibit
Number                        Description

10(h) Supplemental Executive Retirement Plan and Trust related thereto*. Plan incorporated by reference to Exhibit 10(h) to the Company's Annual Report for 1987 on Form 10-K; amendments to Plan incorporated by reference to Exhibit 10(h) to the Company's Annual Report for 1994 on Form 10-K; Trust Agreement incorporated by reference to Exhibit 10(g) to the Company's Annual Report for 1988 on Form 10-K; amendment to Trust Agreement incorporated by reference to Exhibit 10(g) to the Company's Annual Report for 1993 on Form 10-K, File No. 1-6571.

10(i) Directors' Stock Award Plan*. Incorporated by reference to Exhibit 10 to the Company's Quarterly
             Report for the period ended September 30, 1994 on Form 10-Q, File No. 1-6571.

10(j) The Company's Deferred Compensation Plan*. Plan incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report for the period ended September 30, 1995 on Form 10-Q, File No. 1-6571.

11           Computation of Earnings Per Common Share.

12           Computation of Ratio of Earnings to Fixed Charges.

13 The Financial Section of the Company's 1995 Annual Report to Shareholders. With the exception of those portions of said Annual Report which are specifically incorporated by reference in this Form 10-K, such report shall not be deemed filed as part of this Form 10-K.

21           Subsidiaries of the registrant.

23           Consents of experts and counsel.

24           Power of attorney.

27           Financial Data Schedule.

99           Forward-looking statements by the Company.

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

Date February 28, 1996                  By      /s/ Thomas H. Kelly
                                                    Thomas H. Kelly
                                           Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


 By               *                  By               *
           Robert P. Luciano                  H. Barclay Morley
         Chairman and Director                    Director


 By               *                  By               *
            Richard J. Kogan                  Carl E. Mundy, Jr.
    President and Chief Executive                  Director
         Officer and Director

 By               *                  By               *
         Jack L. Wyszomierski                Richard de J. Osborne
    Executive Vice President and                   Director
       Chief Financial Officer

 By               *                  By               *
            Thomas H. Kelly                  Patricia F. Russo
   Vice President and Controller                   Director
 and Principal Accounting Officer

 By               *                  By               *
          Hans W. Becherer                  William A. Schreyer
              Director                             Director

 By               *                  By               *
           Hugh A. D'Andrade               Robert F. W. van Oordt
              Director                             Director

 By               *                  By               *
           David C. Garfield                     R. J. Ventres
              Director                             Director

 By               *                  By               *
         Regina E. Herzlinger                     James Wood
                Director                           Director



*By /s/ Thomas H. Kelly              Date February 28, 1996
        Thomas H. Kelly
        Attorney-in-fact

                    INDEPENDENT AUDITORS' REPORT

Schering-Plough Corporation:

We have audited the consolidated balance sheets of Schering-Plough Corporation and subsidiaries as of December 31, 1995 and 1994 and the related statements of consolidated income, retained earnings and cash flows for each of the three years in the period ended December 31, 1995, and have issued our report thereon dated February 14, 1996; such financial statements and report are included in your 1995 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Schering-Plough Corporation and subsidiaries, listed in
Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express our opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/DELOITTE & TOUCHE LLP

   Parsippany, New Jersey
   February 14, 1996

                                                             SCHEDULE II

                 SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
                             (Dollars in millions)

Valuation and qualifying accounts deducted from assets to which they apply:

Allowances for accounts receivable:

                                       RESERVE        RESERVE       RESERVE
                                     FOR DOUBTFUL     FOR CASH     FOR CLAIMS
                                       ACCOUNTS       DISCOUNTS    AND OTHER     TOTAL


1995
Balance at beginning of year            $ 44.0         $  7.9        $  5.6       $ 57.5

 Additions:
   Charged to costs and expenses          14.9           74.3          12.1        101.3

 Translation adjustment                     .3            (.1)            -           .2

 Deductions from reserves                 (9.6)         (74.0)         (6.3)       (89.9)

Balance at end of year                  $ 49.6        $   8.1        $ 11.4      $  69.1

1994

Balance at beginning of year            $ 30.5         $  7.9        $  6.5      $  44.9

 Additions:
   Charged to costs and expenses          17.1           62.4           3.2         82.7

 Translation adjustment                     .6            (.1)           .1           .6

 Deductions from reserves                 (4.2)         (62.3)         (4.2)       (70.7)

Balance at end of year                  $ 44.0         $  7.9        $  5.6      $  57.5

1993

Balance at beginning of year            $ 32.5         $  9.0        $  1.8      $  43.3

 Additions:
   Charged to costs and expenses           5.1           54.3          16.1         75.5

 Translation adjustment                   (1.1)           (.1)            -         (1.2)

 Deductions from reserves                 (6.0)         (55.3)        (11.4)       (72.7)

Balance at end of year                  $ 30.5         $  7.9        $  6.5      $  44.9