Form 10-Q
period 1996-03-31
SCHERING PLOUGH CORP
filed 1996-05-10
CIK 310158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549
                                FORM 10-Q





QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1996



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


                    YES    X             NO




Common Shares Outstanding as of March 31, 1996:  368,425,332

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

            SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED INCOME
                             (UNAUDITED)
           (Dollars in millions, except per share figures)
                                           Three Months
                                              Ended
                                             March 31

                                          1996      1995


Sales . . . . . . . . . . . . . .       $1,382.7  $1,224.2
Costs and expenses:
 Cost of sales. . . . . . . . . .          262.7     235.8
 Selling, general
  and administrative. . . . . . .          503.3     455.8
 Research and development . . . .          162.9     147.2
 Other expense, net . . . . . . .           21.2       8.0
                                           950.1     846.8

Income before income taxes. . . .          432.6     377.4
Income taxes. . . . . . . . . . .          106.0      92.5
Income from continuing operations          326.6     284.9

Loss from discontinued operations              -      (6.3)
Net income. . . . . . . . . . . .       $  326.6  $  278.6
Earnings per share:
 Continuing operations. . . . . .       $    .89  $    .77
 Discontinued operations. . . . .              -      (.02)

Earnings per common share . . . .       $    .89  $    .75

Dividends per common share. . . .       $    .29  $   .255

        See notes to consolidated financial statements.

             SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED)
            (Dollars in millions, except per share figures)
                                             March 31,    December 31,
                                                1996          1995
Assets

 Cash and cash equivalents . . . . . . . .   $  356.8      $  321.4
 Accounts receivable, net. . . . . . . . .      712.1         569.3
 Inventories . . . . . . . . . . . . . . .      522.1         502.0
 Prepaid expenses, deferred income
  taxes and other current assets . . . . .      607.2         563.6
     Total current assets. . . . . . . . .    2,198.2       1,956.3
 Property, plant and equipment . . . . . .    3,156.5       3,136.0
 Less accumulated depreciation . . . . . .    1,054.2       1,037.1
     Property, net . . . . . . . . . . . .    2,102.3       2,098.9
 Other assets. . . . . . . . . . . . . . .      677.0         609.4
                                             $4,977.5      $4,664.6
Liabilities and Shareholders' Equity

 Accounts payable. . . . . . . . . . . . .   $  321.7      $  374.2
 Short-term borrowings and current
  portion of long-term debt. . . . . . . .      733.7         841.3
 Other accrued liabilities . . . . . . . .    1,329.7       1,146.6
     Total current liabilities . . . . . .    2,385.1       2,362.1
 Long-term debt. . . . . . . . . . . . . .       87.0          87.1
 Other long-term liabilities . . . . . . .      600.6         592.5

Shareholders' Equity:
 Preferred shares - $1 par value
  each; issued - none. . . . . . . . . . .          -             -
 Common shares - $1 par value each; shares
  issued: 1996 - 506,640,813
  1995 - 502,965,382 . . . . . . . . . . .      506.6         503.0
 Paid-in capital . . . . . . . . . . . . .      118.2          49.5
 Retained earnings . . . . . . . . . . . .    4,562.6       4,341.8
 Foreign currency translation
  adjustment and other . . . . . . . . . .     (117.2)       (103.9)
     Total . . . . . . . . . . . . . . . .    5,070.2       4,790.4
 Less treasury shares, at cost -
  1996, 138,215,481 shares;
  1995, 138,796,653 shares . . . . . . . .    3,165.4       3,167.5
     Total shareholders' equity. . . . . .    1,904.8       1,622.9
                                             $4,977.5      $4,664.6

              See notes to consolidated financial statements.

                SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
                    STATEMENTS OF CONSOLIDATED CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31
                                 (UNAUDITED)
                            (Dollars in millions)
                                               1996          1995
Operating Activities:
 Income from continuing operations . . . .   $ 326.6       $ 284.9
 Depreciation and amortization . . . . . .      42.3          39.4
 Working capital changes - source (use):
  Accounts receivable. . . . . . . . . . .    (149.9)       (142.4)
  Inventories. . . . . . . . . . . . . . .     (27.9)         (7.2)
  Other current assets . . . . . . . . . .     (45.2)        (24.8)
  Accounts payable and other accrued
   liabilities . . . . . . . . . . . . . .     134.7         (16.5)
 Other, net. . . . . . . . . . . . . . . .       2.3         (26.7)
 Net cash provided by operating
  activities . . . . . . . . . . . . . . .     282.9         106.7

Investing Activities:
 Reduction of investments. . . . . . . . .        .4          43.0
 Purchases of investments. . . . . . . . .      (7.4)         (7.2)
 Capital expenditures. . . . . . . . . . .     (48.9)        (47.9)
 Other, net. . . . . . . . . . . . . . . .       2.4          (2.3)
 Net cash used for investing
  activities . . . . . . . . . . . . . . .     (53.5)        (14.4)

Financing Activities:
 Short-term borrowings, net. . . . . . . .    (106.5)         27.6
 Long-term borrowings, net . . . . . . . .         -            .1
 Common shares repurchased . . . . . . . .         -         (13.8)
 Dividends paid to common shareholders . .    (105.9)        (94.9)
 Proceeds from other equity
  transactions . . . . . . . . . . . . . .      18.5           8.5
 Net cash used for financing
  activities . . . . . . . . . . . . . . .    (193.9)        (72.5)

Effect of exchange rates on cash and
 cash equivalents. . . . . . . . . . . . .       (.1)         (1.1)
Net Cash Flow from Continuing Operations .      35.4          18.7
Net Cash Flow from Discontinued Operations         -          (8.1)
Net increase in cash and cash equivalents .     35.4          10.6
Cash and cash equivalents, beginning
 of period . . . . . . . . . . . . . . . .     321.4         115.6
Cash and cash equivalents, end of period .   $ 356.8       $ 126.2

              See notes to consolidated financial statements.

          SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)
         (Dollars in millions, except per share figures)

Basis of Presentation

The unaudited financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The statements should be read in conjunction with the accounting policies and notes to consolidated financial statements included in the Company's 1995 Annual Report on Form 10-K.

In the opinion of management, the financial statements reflect all adjustments necessary for a fair statement of the operations for the interim periods presented.

Earnings Per Common Share

Earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. Shares issuable through the exercise of stock options and warrants and under deferred delivery agreements are not considered in the calculation, as they do not have a material effect on the determination of earnings per common share. The weighted-average number of shares used in the computation of earnings per common share for the three months ended March 31, 1996 and 1995 were 365,708,883 and 372,038,104, respectively.

During the first quarter, the Company issued approximately 1.0 million shares of common stock in connection with the acquisition of Canji, Inc., a gene therapy company (accounted for using the purchase method of accounting). During the first quarter, the Company also issued approximately 2.6 million shares of common stock in exchange and settlement for warrants to purchase 10.6 million shares of common stock.

Inventories

Inventories consisted of:
                                       March 31,    December 31,
                                         1996          1995

    Finished products . . . . . . .   $  210.7       $  213.2
    Goods in process. . . . . . . .      220.6          179.4
    Raw materials and supplies. . .       90.8          109.4
      Total inventories . . . . . .   $  522.1       $  502.0

Sales

Segment sales for the three months ended March 31, 1996 and 1995 were as follows:
                                       1996            1995

    Pharmaceutical products . . . .  $1,197.9        $1,030.3
    Health care products. . . . . .     184.8           193.9
      Consolidated sales. . . . . .  $1,382.7        $1,224.2

Legal and Environmental Matters

The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including environmental matters and product liability cases. The recorded liabilities for these matters at March 31, 1996 were not material. Management believes that, except for the matters discussed in the following paragraph, it is remote that any material liability in excess of the amounts accrued will be incurred.

The Company is a defendant in more than 150 antitrust actions commenced in state and federal courts by independent retail pharmacies, chain retail pharmacies and consumers. The plaintiffs allege price discrimination and/or conspiracy between the Company and other defendants to restrain trade by jointly refusing to sell prescription drugs at discounted prices to the plaintiffs. One of the federal cases is a class action on behalf of approximately two-thirds of all retail pharmacies in the United States alleging a price-fixing conspiracy. The Company had agreed, subject to court approval, to settle the federal class action for a total of $22.1 payable over three years. On April 4, 1996, the United States District Court for the Northern District of Illinois refused to approve the proposed settlement of the federal class action due to a lack of any change in the opportunity the class would have to obtain prices similar to those the Company extends to managed care purchasers. The court also denied all motions of defendant manufacturers for summary judgment. On April 11, 1996, the court voided a May 7, 1996 trial date and all pre-trial preparation to allow for consideration of requests to certify certain pre-trial rulings to the appellate court. On May 6, 1996, the Company entered into an amendment to the proposed settlement to resolve the federal class action. The amendment provides, among other things, that the Company shall not refuse to grant discounts on brand name prescription drugs to a retailer based solely on its status as a retailer and that, to the extent a retailer can demonstrate its ability to affect market share of a Company brand name prescription drug in the same manner as a managed care organization with which the retailer competes, it will be entitled to negotiate similar incentives subject to the rights, obligations, exemptions and defenses of the Robinson-Patman Act and other laws and regulations. The financial terms of the proposed settlement are unchanged. The amended settlement is subject to court approval. A fairness hearing is scheduled for June 11, 1996. Three of the state cases have been certified as
class actions.   One is a class action on behalf of certain
retail pharmacies in California, and the other two are class actions in California and Alabama, respectively, on behalf of certain consumers of prescription medicine. Plaintiffs seek treble damages in an unspecified amount and an injunction against the allegedly unlawful conduct. The Company believes that all these actions are without merit and is defending itself vigorously against all such claims.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations - three months ended March 31, 1996 compared with the corresponding period in 1995.

Consolidated sales for the first quarter increased $158.5 million or 13 percent compared with the same period in 1995. Excluding the effect of foreign currency exchange rate fluctuations, consolidated sales grew 12 percent.

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

Since the Company is unable to predict the final form and timing of any future domestic and international governmental or other health care initiatives, their effect on future operations and cash flows cannot be reasonably estimated.

Sales

Domestic prescription pharmaceutical sales advanced 29 percent for the first three months of 1996. Sales of respiratory products increased 23 percent, due to continued strong growth of the CLARITIN brand of nonsedating antihistamines and the VANCERIL line of asthma products.

The respiratory sales gain also reflected a moderate decline in sales of the PROVENTIL (albuterol) line of asthma products, due to increased generic competition. Sales of the PROVENTIL line totaled $117 million for the quarter, and metered-dose inhalers contributed approximately 70 percent of this amount. The PROVENTIL formulations of solution, syrup and tablets have been subject to generic competition, and in December 1995 generic metered-dose inhalers entered the market. In response, the Company's generic pharmaceutical marketing subsidiary, Warrick Pharmaceuticals, launched its own version of a generic inhaler. While the generic inhalers have significantly reduced branded PROVENTIL inhaler sales, the Warrick inhaler largely offset the sales decline. Competition from generic metered-dose inhalers will, however, negatively affect future sales and profitability of the PROVENTIL (albuterol) line of asthma products.



U.S. sales of anti-infective and anticancer products rose 56 percent compared with 1995, due to the launch of CEDAX, a third-generation cephalosporin antibiotic, in the quarter. Also, INTRON A, the Company's alpha interferon anticancer and antiviral agent, achieved significant gains due to increased utilization for both hepatitis and oncology.

Domestic cardiovascular product sales grew 37 percent for the quarter, reflecting market share gains for IMDUR, a once-daily oral nitrate, and K-DUR potassium supplements. Sales of dermatological products advanced 17 percent for the quarter, due to higher sales of LOTRISONE, an antifungal/anti-inflammatory cream.

International ethical pharmaceutical product sales increased 6 percent for the first three months of 1996. Excluding the impact of foreign exchange rate fluctuations, sales would have risen 4 percent. Sales of anti-infective and anticancer products grew 10 percent for the quarter, due to gains for INTRON A and CEDAX. Sales of INTRON A reflect a stabilization in Japan, along with increases occurring in most major European markets.

International dermatological product sales advanced 8 percent in the quarter, primarily reflecting gains for ELOCON, a mid-potency topical corticosteroid. Sales of cardiovascular products rose 11 percent, mainly the result of higher sales of NITRO-DUR transdermal nitroglycerin patches. Respiratory product sales advanced 1 percent for the quarter, as CLARITIN growth was tempered by a decline in sales of other allergy products in Japan. Sales growth for the quarter was also aided by continued gains for LOSEC, an anti-ulcer treatment licensed from AB Astra.

Worldwide sales of animal health products declined by 7 percent, excluding foreign exchange rate fluctuations. The sales declines occurred in the U.S. due to unfavorable market conditions for food-producing animals. International animal health sales, however, posted gains for most products.

Sales of health care products declined 5 percent in the first quarter. Over-the-counter product sales declined 17 percent, primarily due to aggressive private-label competition for allergy/cold and female health products. Foot care product sales declined modestly, while sales of sun care products rose moderately.

Income before income taxes from continuing operations increased
15 percent for the quarter as compared with 1995, and represented
31.3 percent of sales versus 30.8 percent last year.




Cost of sales as a percentage of sales decreased slightly to 19.0 percent from 19.3 percent in 1995, principally the result of a favorable sales mix of higher margin pharmaceutical products.


Selling, general and administrative expenses represented 36.4 percent of sales in the first quarter compared with 37.2 percent last year. The decrease in the ratio was the result of cost containment efforts in areas not affected by sales volume.

Research and development spending rose 11 percent in the quarter, representing 11.8 percent of sales compared with 12.0 percent a year ago. The higher spending reflects the Company's funding of both internal research efforts and research collaborations with various partners to develop a steady flow of innovative products and line extensions.

The effective tax rate for continuing operations was 24.5 percent in the first three months of both 1996 and 1995.

Earnings per common share from continuing operations advanced 16
percent in the first quarter to $.89 from $.77 in 1995.   Changes
in foreign currency exchange rates had no effect on earnings per common share from continuing operations.

Liquidity and financial resources - three months ended March 31,
1996

Cash generated from operations continues to be the Company's major source of funds to finance working capital, additions to property, shareholder dividends and common share repurchases. Cash provided from operations totaled $282.9 million for the first three months of 1996. This cash funded the spending of $105.9 million for shareholder dividends and $48.9 million for capital expenditures, as well as provided for the $106.5 million reduction in short-term borrowings.

In June 1995, the Board of Directors authorized the purchase of $500 million of common shares. As of March 31, 1996 this program was approximately 96 percent complete.

In April 1996, the Board of Directors increased the quarterly dividend 14 percent to $.33 per share from $.29.

The Company's liquidity and financial resources continue to be sufficient to meet its operating needs.

PART II  OTHER INFORMATION

Item 1.   Legal Proceedings

     The first paragraph of Item 3, Legal Proceedings of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, relating to certain product liability actions pending against the Company, is incorporated herein by reference and should be replaced in its entirety by this paragraph. Subsidiaries of the Company are defendants in lawsuits involving approximately 390 plaintiffs arising out of the use of synthetic estrogens by the mothers of the plaintiffs. The courts in New York and Ohio, where most of these lawsuits are pending, have recently required plaintiffs to file individual lawsuits rather than remain part of multi-plaintiff actions. In virtually all of these lawsuits, one being an alleged class action, many other pharmaceutical companies are also named defendants. The female plaintiffs claim various injuries, including cancerous or precancerous lesions of the vagina and cervix and a multiplicity of pregnancy problems. A number of suits involve infants with birth defects born to daughters whose mother took the drug. The total amount claimed against all defendants in all the suits amounts to more than $2 billion. While it is not possible to precisely predict the outcome of these proceedings, it is management's opinion that it is remote that any material liability in excess of the amount accrued will be incurred.

     The final paragraph of Item 3, Legal Proceedings of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, relating to certain antitrust actions pending against the Company, is incorporated herein by reference. On April 4, 1996, the United States District Court for the Northern District of Illinois refused to approve the proposed settlement of the federal class action due to a lack of any change in the opportunity the class would have to obtain prices similar to those the Company extends to managed care purchasers. The court also denied all motions of defendant manufacturers for summary judgment. On April 11, 1996, the court voided a May 7, 1996 trial date and all pre-trial preparation to allow for consideration of requests to certify certain pre-trial rulings to the appellate court. On May 6, 1996, the Company entered into an amendment to the proposed settlement to resolve the federal class action. The amendment provides, among other things, that the Company shall not refuse to grant discounts on brand name prescription drugs to a retailer based solely on its status as a retailer and that, to the extent a retailer can demonstrate its ability to affect market share of a Company brand name prescription drug in the same manner as a managed care organization with which the retailer competes, it will be entitled to negotiate similar incentives subject to the rights, obligations, exemptions and defenses of the Robinson-Patman Act and other laws and regulations. The financial terms of the proposed settlement are unchanged. The amended settlement is subject to court approval. A fairness hearing is scheduled for June 11, 1996. It is not possible to predict the outcome of the federal class action or the other antitrust proceedings.

     On March 13, 1996, the Company was notified that the United States Federal Trade Commission is investigating whether the Company, along with other pharmaceutical companies, conspired to fix prescription drug prices. The Company vigorously denies that it has engaged in any price-fixing conspiracy.



Item 4. Submission of Matter to a Vote of Security Holders

(a)     The Annual Meeting of Shareholders was held on April 23,
        1996.

(b)     Not applicable.

(c)     The designation by the Board of Directors of Deloitte &
        Touche LLP to audit the books and accounts of the Corporation for the year ended December 31, 1996 was ratified by a vote of shares as follows:

        FOR               AGAINST              ABSTAIN

        318,042,399       773,679              804,926

        All of the nominees for director were elected by a vote of shares, as follows:

                              TERM (YEARS)    FOR       WITHHELD

        Carl E. Mundy, Jr.        1       315,458,335   4,162,669
        Patricia F. Russo         1       315,589,109   4,031,895
        Hans W. Becherer          3       316,399,080   3,221,924
        Regina E. Herzlinger      3       316,247,049   3,373,955
        Robert F. W. van Oordt    3       316,346,081   3,274,923
        James Wood                3       316,335,094   3,285,910

(d)     None














Item 6.  Exhibits and Reports on Form 8-K

a) Exhibits - The following Exhibits are filed with this document:

     Exhibit
     Number                    Description

      11          - Computation of Earnings Per Common Share

      27          - Financial Data Schedule

      99          - Cautionary Statements Regarding Safe Harbor

 b)  Reports on Form 8-K:

     No report has been filed during the three months ended March
     31, 1996.

                       SIGNATURE(S)



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Schering-Plough Corporation
                                         (Registrant)


Date   May 10, 1996             /s/        Thomas H. Kelly
                                          Thomas H. Kelly
                                 Vice President and Controller