Form 10-K/A
period 1995-12-31
SCHERING PLOUGH CORP
filed 1996-06-14
CIK 310158

- ------------------------------------------------------------
- ------------------------------------------------------------



	     SECURITIES AND EXCHANGE COMMISSION
		  Washington, D.C.  20549


			 Form 10-K/A

	      AMENDMENT TO APPLICATION OR REPORT
	 Filed Pursuant to Section 12, 15, or 15(d) of
	      THE SECURITIES EXCHANGE ACT OF 1934



		  SCHERING-PLOUGH CORPORATION
       (Exact name of registrant as specified in charter)


			AMENDMENT NO. 1
			  TO FORM 10-K