Form 10-K/A
period 1995-12-31
SCHERING PLOUGH CORP
filed 1996-06-25
CIK 310158

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


Form 10-K/A

AMENDMENT TO APPLICATION OR REPORT
Filed Pursuant to Section 12, 15, or 15(d) of
THE SECURITIES EXCHANGE ACT OF 1934


		SCHERING-PLOUGH CORPORATION
(Exact name of registrant as specified in charter)


AMENDMENT NO. 2
TO FORM 10-K

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the Year Ended December 31, 1995, as set forth in the pages attached hereto.


	Exhibit 28(b) Form 11-K, Annual Report of the Schering-Plough Puerto Rico Employees' Retirement Savings Plan


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


	SCHERING-PLOUGH CORPORATION
		(Registrant)


	By    /s/Thomas H. Kelly
		 Thomas H. Kelly
		 Vice President and
		 Controller

Date:  June 24, 1996








SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549



Form 11-K



FOR ANNUAL REPORTS OF EMPLOYEE STOCK PURCHASE, SAVINGS
AND SIMILAR PLANS PURSUANT TO SECTION 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934




[X] ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended       December 31, 1995

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from                          to

Commission file number          2-84723






THE SCHERING-PLOUGH PUERTO RICO EMPLOYEES' RETIREMENT SAVINGS PLAN



Schering-Plough Corporation
One Giralda Farms
P.O. Box 1000
Madison, New Jersey  07940





THE SCHERING-PLOUGH PUERTO RICO EMPLOYEES' RETIREMENT SAVINGS PLAN TABLE OF CONTENTS
Page
INDEPENDENT AUDITORS' REPORT                                1

FINANCIAL STATEMENTS:

Statements of Net Assets Available for Benefits
	as of December 31, 1995 and 1994                    2

Statement of Changes in Net Assets Available for Benefits
	for the Year Ended December 31, 1995                3

Notes to Financial Statements                              4-8

							 SCHEDULE
SUPPLEMENTAL SCHEDULES:

Schedule of Assets Held for Investment
	December 31, 1995                                   I

Schedule of Transactions in Excess of 5%
	of Current Plan Assets for the
	Year Ended December 31, 1995                        II


EXHIBITS:

Exhibit I       Independent Auditors' Consent

Exhibit II      1994 Summary Annual Report


Supplemental schedules not included herein are omitted due to the absence of conditions under which they are required.


INDEPENDENT AUDITORS' REPORT
The Schering-Plough Puerto Rico Employees' Retirement Savings Plan:
We have audited the accompanying statements of net assets available for benefits of The Schering-Plough Puerto Rico Employees' Retirement Savings Plan (the "Plan") as of December 31, 1995 and 1994, and the related statement of changes in net assets available for benefits for the year ended December 31, 1995. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with generally accepted auditing standards.
Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 1995 and 1994, and the changes in net assets available for benefits
for the year ended December 31, 1995, in conformity with generally accepted accounting
principles.
Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of Assets Held for Investment and Transactions in Excess of 5% of Current Plan Assets are presented for the purpose of additional analysis and are not a required part of the basic financial statements, but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. Such supplemental schedules are the responsibility of the Plan's management. Such supplemental schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements, and, in our opinion, are fairly
stated in all material respects in relation to the basic 1995 financial statements
taken as a whole.

__________________________________________
/s/     Deloitte & Touche LLP
	San Juan, Puerto Rico
	June 24, 1996


Stamp No.
affixed to original.


THE SCHERING-PLOUGH PUERTO RICO EMPLOYEES' RETIREMENT SAVINGS PLAN
STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
AS OF DECEMBER 31, 1995 AND 1994

                                        1995                    1994
Vanguard Index 500 Portfolio Fund     $       3,025,474       $       2,385,390

Vanguard Windsor Fund                         1,458,659                 903,616

Vanguard Money Market Reserves
	US Treasury Portfolio Fund                   1,217,237               1,358,829

Vanguard Short-term Corporate Bond Fund         401,786                 342,462

Vanguard International Growth Fund               32,336                   -

Vanguard Wellington Fund                           13,969                   -

Vanguard Explorer Fund                             10,207                   -

		Total Vanguard Registered
		Investment Company Shares       6,159,668             4,990,297

Schering-Plough Stock fund                        245,165                   -

Loan Fund                                      838,280                 524,095

Participants' Receivables                       89,839                  73,049

Net Assets Available For Benefits       $     7,332,952       $       5,587,441


See notes to financial statements.


THE SCHERING-PLOUGH PUERTO RICO EMPLOYEES' RETIREMENT SAVINGS PLAN
STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
	FOR THE YEAR ENDED DECEMBER 31, 1995


Additions to Net Assets Attributed to:

	Investment income:
	Interest and dividends                  $         389,301

	Net appreciation in fair value of investments     996,722

							1,386,023

	Participants' contributions                     1,372,202

		Total additions                         2,758,225

Deductions From Net Assets Attributed to:

	Distribution to participants and beneficiaries    301,027

	Distribution to successor savings plan            711,687

Net Increase                                            1,745,511

Net Assets Available for Benefits:

		Beginning of year                       5,587,441

	End of year                             $       7,332,952


See notes to financial statements.



THE SCHERING-PLOUGH PUERTO RICO EMPLOYEES' RETIREMENT SAVINGS PLAN NOTES TO FINANCIAL STATEMENTS

1.      General
	The Schering-Plough Puerto Rico Employees' Retirement Savings Plan
	(the "Plan") is a defined contribution plan established effective
	March 1, 1990. The Plan is intended to encourage retirement savings by eligible employees of Schering-Plough Products, Inc. (the "Sponsor") and any of its affiliated companies that adopts the Plan. Vanguard Fiduciary Trust Company ("VFTC"), the custodian, is a trust company incorporated under Chapter 10 of the Pennsylvania Banking Code, and a wholly-owned subsidiary of The Vanguard Group, Inc. Quarterly financial statements are prepared for VFTC and submitted to the Pennsylvania Department of Banking which performs examinations of VFTC on a bi-annual basis.
	All Puerto Rico employees of Schering-Plough Products, Inc. and Schering-Plough del Caribe, Inc. are eligible to participate in the Plan on the date of employment. There were 836 and 1,032 participants in the Plan at December 31, 1995 and 1994, respectively. The participants may elect to have their salary deferral contributions allocated to any of the investment funds.

2.      Summary of Significant Accounting Policies
	Basis of Accounting - The financial statements of the Plan are prepared on the accrual basis in accordance with generally accepted accounting principles and the financial reporting requirements of the Employee Retirement Income Security Act of 1974.
	Investment Valuation and Income Recognition - The Plan's investments are stated at fair value. Shares of registered investment companies are valued at quoted market prices which represent the net asset value of shares held by the Plan at year end.
	The Schering-Plough Stock Fund is valued using the unit accounting method whereby a participant's account value is expressed in units of participation rather than number of shares of Schering-Plough common stock. At December 31, 1995, there were 990 units of participation in the Schering-Plough Stock Fund. The net asset value per unit was $247.68 at December 31, 1995.
	Purchases and sales of securities are recorded on a trade-date basis. Interest income is recorded on the accrual basis. Dividends are recorded on the ex-dividend date, and reinvested in Schering-Plough common stock units.
	Payment of Benefits - Benefit payments are recorded when paid.

3.      Plan Description
	The following is a description of the Plan for general information purposes.
	Participants should refer to the Plan document for more complete information.
	Contributions - The Plan is designed to permit eligible employees to elect
	to have a portion of their salary contributed to the Plan on their behalf
	("salary deferral contributions").  Under the provisions of the Plan, salary
	deferral contributions can range from 1% to 10% of the employee's earnings,
	in increments of 1%, up to $7,000 or the lesser of the maximum amount permitted
	by tax regulations.  Salary deferral contributions and any earnings accrued
	thereon are fully and immediately vested to the participant.
	Participant Accounts - Each participant's account is credited with the
	participant's contribution and allocations of Plan earnings.  Allocations
	are based on participant earnings on account balances, as defined.
	Participants have a nonforfeitable right to their contributions plus
	actual earnings thereon which vest fully and immediately.
	Investment Options - Upon enrollment in the Plan, a participant may
	direct their contributions into any of the following Vanguard investment
	options:
Index 500 Portfolio - Designed to provide returns which correspond to the performance of the Standard & Poor's 500 Composite Stock Price Index.
Windsor Fund - Primarily equity securities with the objective of providing long-term capital growth.
Money Market Reserves Prime Portfolio - Primarily fixed income securities with maturities of 13 months or less.
Short-Term Corporate Portfolio - A diversified portfolio primarily consisting of short-term corporate bonds.
International Growth Portfolio - A non-U.S. equity portfolio, primarily investing
in securities of issuers within Europe, Asia and the Far East.  This fund was made available to participants effective April 1, 1994.
Wellington Fund - Primarily equity and fixed income securities with the objective
of providing current income and capital appreciation.
Explorer Fund - Primarily equity securities of smaller companies with the objective of providing above average capital appreciation but with a potentially
higher level of risk.
Schering-Plough Stock Fund - Participant is limited to a maximum investment election of 50% of the Salary Deferral Contribution in this fund.
Loan Fund - The Plan allows participants to borrow against their fund accounts up to a maximum of the lesser of one half of their account or $50,000.  These loans, which are secured by the participants' individual fund accounts, bear a fixed rate of interest as determined to be reasonable by the Schering-Plough
Puerto Rico Employees' Savings Plan Committee (the"Committee"), and are
 repayable
over periods not exceeding five years, except loans relating to a principal residence which are repayable over a period not to exceed 20 years.
Payment of Benefits - On termination of service due to death, disability or retirement, a participant may elect to receive either a lump-sum amount or annual installments not to exceed the life expectancy of the participant or the life expectancy of the beneficiary.  For termination of service due to other reasons, a participant may receive the value of the account as a lump sum distribution.  Distribution of all or a portion of a participant's account, prior to termination of employment, may be granted by the Committee in the case of financial hardship.

4.      Plan Termination
	Although it has not expressed any intent to do so, the Sponsor has the right under the Plan to terminate the Plan subject to provisions of ERISA.

5.      Tax Status
	In March 1992, the Plan received a favorable determination letter issued by the Puerto Rico Department of Treasury as to the Plan's qualified status under Sections 165(a) and (e) of the Puerto Rico Income Tax Act of 1954, as amended. As long as the Plan is qualified under Puerto Rico income tax laws and regulations, participants will not be taxed on salary-deferred contributions or on investment earnings on such contributions at the time such contributions and investment earnings are received by the trustee under the Plan, but will be subject to tax thereon at such time as they receive distributions from the Plan.

6.      Administration of Plan Assets
	Contributions are held and managed by the trustee, VFTC, which invests cash
	received, interest and dividend income and makes distributions to the
	participants.  The custodian also administers the payment of interest and
	principal on the participant loans.
	Certain administrative functions are performed by officers or employees of
	Schering-Plough Corportion or its subsidiaries (the "Company").  No such
	officers or employees receives compensation from the Plan.
	All plan administration expenses are borne by the Company.

7.      Distribution to Successor Savings Plan
	During 1995, the Company sold its vision care division to an unrelated third
	party.  In connection with such sale, the buyer kept the employees of that
	Division and a new savings plan was established.  Once the new savings plan
	had been established, the participants' accounts of the employees of the
	vision care division were transferred to the new savings plan.



8.      Fund Information
	Investment income, contributions and benefit payments are as follows for the
	year ended December 31, 1995:
                                                                VMMR
                                       Vanguard                  U.S.     Short-Term
				      Index 500      Vanguard  Treasury   Corporate
				      Portfolio      Windsor   Portfolio    Bond
	                               Fund          Fund       Fund        Fund

	Investment Income:
	    Interest and
	      dividends           $ 71,823    $ 163,184   $ 69,561     $ 24,662
	    Net appreciation
	    in fair value of
	    investments             798,985     143,499          -       22,041

	Total Investment
	    Income                $ 870,808   $ 306,683   $ 69,561     $ 46,703

	Participants'
	    Contributions         $ 506,477   $ 441,783   $227,287     $134,461

	Benefits Paid to
	    Participants          $ 137,518   $  54,963   $ 73,232     $ 21,259

	Distribution to
	    Successor
	    Savings Plan          $ 288,805   $  99,336   $214,497     $ 71,913




									    Schering-
				      International   Vanguard    Vanguard    Plough
					Growth      Wellington   Explorer    Stock          Loan
	     Fund          Fund       Fund        Fund          Fund       Total

	Investment Income:
	    Interest and                                   < c>
	      dividends    $  859  $  465   $  779  $ 2,222   $ 55,746  $  389,301
	    Net appreciation
	    in fair value of
	    investments     2,981     814      642   27,760          -     996,722

	Total Investment
	    Income          $3,840  $1,279   $1,421  $29,982  $  55,746  $1,386,023

	Participants'
	    Contributions   $7,797  $8,941    $3,710 $41,746  $       -  $1,372,202

	Benefits Paid to
	    Participants   $  194   $     -   $  252 $   510  $  13,099  $  301,027

	Distribution to
	    Successor
	    Savings Plan   $    -  $     -    $    -  $     -  $  37,136  $  711,687








	SCHEDULE I

THE SCHERING-PLOUGH PUERTO RICO EMPLOYEES' RETIREMENT SAVINGS PLAN
ITEM 27a - SCHEDULE OF ASSETS HELD FOR INVESTMENT
DECEMBER 31, 1995

                                  Shares/                      Fair
Identity of Issue                  Units      Cost             Value
Vanguard Index 500 Portfolio*      52,526   $2,326,647       $3,025,474       (1)

Vanguard Windsor Fund*            100,389    1,446,319        1,458,659       (1)

Vanguard Money Market Reserves
 US Treasury Portfolio*         1,217,237    1,217,237        1,217,237       (1)

Vanguard Short-term
 Corporate Bond*                   36,827      394,708          401,786 (1)

Vanguard International
 Growth Fund*                       2,153       30,056           32,336

Vanguard Wellington Fund*             572       13,202           13,969

Vanguard Explorer Fund*               204        9,980           10,207

Schering-Plough Stock Fund            990 (2)  222,024          245,165

Outstanding loans balance -
 loans other than mortgages -
 various loans; 7% to 8.75%,
 due in one year to five
 years from date of loan.
					       838,280          838,280 (1)

TOTAL INVESTMENTS                           $6,498,453       $7,243,113


* Registered Investment Company.

(1) Indicates investment represents five percent or more of the net assets available for benefits.

(2)     Represents Schering-Plough Stock Fund units.



	SCHEDULE II

THE SCHERING-PLOUGH PUERTO RICO EMPLOYEES' RETIREMENT SAVINGS PLAN
ITEM 27d - SCHEDULE OF TRANSACTIONS IN EXCESS OF 5% OF CURRENT PLAN ASSETS
YEAR ENDED DECEMBER 31, 1995

                                  Cost        Number    Proceeds        Number   Historical
                                   of          of        From             of      Gain or
Identity of Issue               Purchases    Purchases   Sale            Sales     (Loss)
Vanguard Index - 500 Portfolio  $806,938        73      $965,840         65      $ 149,144

Vanguard Windsor Fund            860,266        76       448,722         68         29,190

Vanguard Money Market Reserves
 - US Treasury Portfolio         443,776        86       585,369         71              -

Vanguard Short-Term
  Corporate Bond                 217,409        76       180,125         56            (41)





EXHIBIT I
Independent Auditors' Consent
We consent to the incorporation by reference in Registration Statements No. 2-83963, No. 33-19013, and No. 33-50606 on Form S-8, Registration Statement No. 333-853 on Form S-3, Post-Effective Amendment No. 1 to Registration Statement No. 2-84723 on Form S-8, Post-Effective Amendment No. 1 to Registration No. 2-80012 on Form S-3 and Post-Effective Amendment No. 1 to Registration Statement No. 2-77740 on Form S-3 of our report dated
June 24, 1996 appearing in this Annual Report on Form 11-K of The Schering-Plough Puerto Rico Employees' Retirement Savings Plan for the year ended December 31, 1995.



/s/     Deloitte & Touche LLP
San Juan, Puerto Rico
June 24, 1996
SCHERING-PLOUGH PR EMP. RET. SAV. PLAN