Form 10-K/A
period 1995-12-31
SCHERING PLOUGH CORP
filed 1996-06-26
CIK 310158

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


                SCHERING-PLOUGH CORPORATION
                        (Registrant)


                              By  /s/Thomas H. Kelly
                                     Thomas H. Kelly
                                     Vice President and
                                     Controller
Date: June 14, 1996

- ------------------------------------------------------------
- ------------------------------------------------------------


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

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 15(d)OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _____________ to _______________


Commission file number  2-84723


                        _________________________



              SCHERING-PLOUGH EMPLOYEES' SAVINGS PLAN



                    Schering-Plough Corporation
                          One Giralda Farms
                            P.O. Box 1000
                     Madison, New Jersey  07940




SCHERING-PLOUGH EMPLOYEES' SAVINGS PLAN

TABLE OF CONTENTS

                                                       PAGE

INDEPENDENT AUDITORS' REPORT                              1

FINANCIAL STATEMENTS:

Statement of Net Assets Available for
 Benefits as of December 31, 1995 and 1994                2

Statement of Changes in Net Assets Available
for Benefits for the Year Ended December 31, 1995         3

Notes to Financial Statements                           4-7


                                                      SCHEDULE

SUPPLEMENTAL SCHEDULES:

Schedule of Assets Held for Investment
 December 31, 1995                                        I

Schedule of Transactions in Excess of 5%
 of Current Plan Assets for the Year
 Ended December 31, 1995                                 II

EXHIBITS:

EXHIBIT I - Independent Auditors' Consent

EXHIBIT II - 1994 Summary Annual Report

_____________________________________________________________

Supplemental schedules not included herein are omitted due to the absence of conditions under which they are required


INDEPENDENT AUDITORS' REPORT

Schering-Plough Employees' Savings Plan:

We have audited the accompanying statements of net assets available for benefits of Schering-Plough Employees' Savings Plan (the "Plan") as of December 31, 1995 and 1994, and the related statement of changes in net assets available for benefits for the year ended December 31, 1995. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of Assets Held for Investment and Transactions in Excess of 5% of Current Plan Assets are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These schedules are the responsibility of the Plan's management. Such schedules have been subjected to the auditing procedures applied in our audits of the basic 1995 financial statements, and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.


________________________________
/s/ Deloitte & Touche LLP
    Parsippany, New Jersey
    June 14, 1996


SCHERING-PLOUGH EMPLOYEES' SAVINGS PLAN
STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
DECEMBER 31, 1995 AND 1994
($ in 000's)

                                           1995          1994
Vanguard Wellington Fund                $ 13,856       $  9,366

Vanguard Windsor Fund                     51,215         38,447

Vanguard Explorer Fund                    13,141         10,061

Vanguard Money Market Reserves
 U.S. Treasury Portfolio                  28,021         27,438

Vanguard Fixed Income Securities
 Short-Term Corporate Portfolio            1,998          1,456

Vanguard Index 500 Portfolio               6,110          3,219

Vanguard International Growth Portfolio	   2,178	        1,453

Total Vanguard Registered
 Investment Company Shares               116,519         91,440

Schering-Plough Stock Fund                57,783         36,936

Loan Fund                           	   5,625	        5,274

Net Assets Available for Benefits   	$179,927	     $133,650





See Notes to Financial Statements.
</table



SCHERING-PLOUGH EMPLOYEES' SAVINGS PLAN
STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
YEAR ENDED DECEMBER 31, 1995
($ in 000's)


Additions to net assets attributed to:


Investment income:

	Interest and dividends                            $ 10,892

	Net appreciation in fair value of investments       29,942

                                                         40,834

Contributions:

	Participant contributions                           17,855

	Total additions                                     58,689

Deductions from net assets attributed to:

Benefit payments                                         12,412

Net increase                                             46,277


Net assets available for benefits:

	Beginning of year                                  133,650

	End of year                                       $179,927

See Notes to Financial Statements.
</table


SCHERING-PLOUGH EMPLOYEES' SAVINGS PLAN
NOTES TO FINANCIAL STATEMENTS
($ in 000's except per unit amounts)

1.	General - The Schering-Plough Employees' Savings Plan
("Plan") is a defined contribution plan open to all domestic employees of Schering-Plough Corporation ("Company") and its subsidiaries who have attained one year of service.  A year of service for eligibility purposes shall mean a twelve-month
period, beginning with the day of the year the employee commenced employment.  There were approximately 9,400 participants in the
Plan at December 31, 1995 and 1994, respectively.

2.	Significant Accounting Policies

Basis of Accounting - The accounts of the Plan have been prepared on an accrual basis in accordance with generally accepted accounting principles.

The financial statements were prepared in accordance with the financial reporting requirement of the Employee Retirement Income
Security Act of 1974 ("ERISA") as permitted by the Securities and Exchange Commission.

Investment Valuation and Income Recognition - The Plan's investments are stated at current value. Share of registered investment companies are valued at quoted market prices which represent the net asset value of shares held by the Plan at year end.

The Schering-Plough Stock Fund is valued using the unit accounting method whereby a participant's account value is expressed in units of participation rather than number of shares of Schering-Plough common stock. At December 31, 1995 and 1994, there were 233,287 and 220,351 units of participation in the Schering-Plough Stock Fund, respectively. The net asset value per unit was $247.68 and $167.62 at December 31, 1995 and 1994, respectively. Realized gains on the sale of Schering-Plough common stock units were $1,271 during 1995.

Purchases and sale of securities are recorded on a trade-date basis. Interest income is recorded on the accrual basis.
Dividends are recorded on the ex-dividend date, and reinvested in Schering-Plough common stock units.

Payment of Benefits - Benefit payments are recorded when paid.

3.	Plan Description

The following brief description of the Plan is provided for general information purposes only. Participants should refer to the Plan document for more complete information.

Salary Deferral Contributions - Each year, participants may contribute from 1% to 4% of pretax annual compensation, as defined in the Plan. Contributions are subject to certain limitations.

Participant Accounts - Each participant's account is credited with the participant's contribution and allocations of Plan earnings. Allocations are based on participant earnings or account balances, as defined. Participants have a non-forfeitable right to their contributions plus (minus) actual earnings thereon which vest fully and immediately.

Investment Options - Upon enrollment in the Plan, a participant may direct their contributions into any of the following Vanguard
Fiduciary Trust Company ("Vanguard") investment options:

- - Wellington Fund - Primarily equity and fixed income securities with the objective of providing current income and capital appreciation.

- - Windsor Fund - Primarily equity securities with the objective of providing long-term capital growth.

 Explorer Fund - Primarily equity securities of smaller companies with the objective of providing above average capital appreciation but with a potentially higher level of risk.

- - Money Market Reserves U.S. Treasury Portfolio - Exclusively
U.S. Treasury securities with maturities of 13 months or less with the objective of providing current income based on current market interest rates, with preservation of principal and liquidity.

- - Fixed Income Securities Short-Term Corporate Portfolio - A diversified portfolio primarily consisting of short-term corporate bonds.

- - Index-500 Portfolio - Designed to provide returns which correspond to the performance of Standard & Poor's 500
Composite Stock Price Index.

- - International Growth Portfolio - A non-U.S. equity portfolio, primarily investing in securities of issuers within Europe, Asia and the Far East. This fund was made available to participants effective April 1, 1994.

Schering-Plough Stock Fund - Participants may contribute to a maximum investment election of 50% of the Salary Deferral
Contribution into this fund.
Loan Fund - Participants may borrow from their fund accounts up to a maximum of the lesser of one half of their account or $50,000. Loan transactions are treated as a transfer between the investment funds and the Loan Fund. These loans bear a fixed rate of interest as determined to be reasonable by the Schering-
Plough Employees' Savings Plan Committee and are repayable over periods not exceeding five years, except loans relating to a principal residence which are repayable over a period not to exceed 20 years.

Payment of Benefits - On termination of service due to death, disability or retirement, a participant may elect to receive either a lump sum amount or annual installments not to exceed the life expectancy of the participant or the life expectancy of the beneficiary. For termination of service due to other reasons, a participant may receive the value of the account as a lump sum distribution. Distribution of all or a portion of a participant's account, prior to termination of employment, may be granted by the Company in the case of financial hardship.

4.	Plan Termination

Although it has not expressed any intent to do so, the Company has the right under the Plan to terminate the Plan subject to provisions of ERISA.

5.	Tax Status

The Internal Revenue Service has issued a determination letter to the effect that the Plan is a qualified employee benefit plan, meeting the requirements of Section 401(a) of the Internal
Revenue Code and the Trust established thereunder is exempt from Federal income taxes under Section 501(a).

6.	Administration of Plan Assets

Contributions are held and managed by Vanguard (the "Trustee"), which invests cash received, interest and dividend income and makes distributions to the participants. The Trustee also administers the payment of interest and principal on the participant loans.

Certain administrative functions are performed by officers or employees of the Company or its subsidiaries. No such officer or employee receives compensation from the Plan.

All plan administration expenses are borne by the Company.





7.	Fund Information

Investment income, contributions and benefit payments are as follows for the year ended December 31, 1995:


                     Investment Income
               Interest &  Net appreciation   Participant     Benefit
               Dividends   in fair value     Contributions    Payments

Vanguard
 Wellington
 Fund          $   660       $ 2,562           $ 1,709        $ 1,046

Vanguard
 Windsor Fund    5,783         5,837             4,821          2,942

Vanguard
 Explorer Fund   1,020         1,705             1,439            827

Vanguard Money
 Market Reserves
 U.S. Treasury
 Portfolio       1,543             -             3,407          3,337

Vanguard Fixed
 Income
 Securities
 Short-Term
 Corporate
 Portfolio         106            96               336            116

Vanguard Index
 500 Portfolio     126         1,238               946            571

Vanguard Int'l.
 Growth
 Portfolio          58           209               613            128

Total Vanguard
 Registered
 Investment
 Company Shares  9,296        11,647            13,271          8,967

Schering-Plough
 Stock Fund      1,165        18,295             4,584          2,640

Loan Fund          431             -                 -            805

Total          $10,892       $29,942           $17,855        $12,412


                                                              SCHEDULE I

SCHERING-PLOUGH CORPORATION EMPLOYEES' SAVINGS PLAN
SCHEDULE OF ASSETS HELD FOR INVESTMENT - ITEM 27a
DECEMBER 31, 1995
($ in 000's)
                                          Share/             Current
Identity of Issue         Participants    Units      Cost     Value

Schering-Plough Stock Fund    6,797     233,287 1/ $ 28,691  $ 57,783 2/

Vanguard Money Market
 Reserves U.S. Treasury
 Portfolio*                   4,377   28,021,380     28,021    28,021 2/

Vanguard Explorer Fund*       2,872      263,084     10,755    13,141 2/

Vanguard Index Trust -
 500 Portfolio*               1,789      106,075      4,896     6,110

Vanguard Windsor Fund*        6,574    3,524,745     47,854    51,215 2/

Vanguard Wellington Fund*     3,535      567,163     11,457    13,856 2/

Vanguard International
 Growth Portfolio*              875      145,001      2,034     2,178

Vanguard Fixed Income
 Securities Short-Term
 Corporate Portfolio*           750      183,155      1,975     1,998

 Total Vanguard Registered
  Investment Company Shares                         106,992   116,519

Outstanding Loan Balance -
 6.0% to 11.5% due 36 to 240
 months from date of loan                             5,625     5,625

Total Investment                                   $141,308  $179,927

* Registered Investment Company

1/ Represents Schering-Plough Stock Fund units.

2/ Indicates investment representing 5 percent or more of the net assets available for benefits.
</table


                                                             SCHEDULE II



SCHERING-PLOUGH CORPORATION EMPLOYEES' SAVINGS PLAN
TRANSACTIONS IN EXCESS OF 5% OF CURRENT PLAN ASSETS - ITEM 27d
FOR THE YEAR ENDED DECEMBER 31, 1995
($ in 000's)



                  Purchases                       Sales
Identity        Cost      No. of     Proceeds    No. of   Net Gain
of Issue     of Assets  Purchases   from Sales   Sales    or (Loss)

Schering-
 Plough
 Stock Fund   $11,316       243       $ 8,768      246     $1,271

Vanguard
 Windsor Fund  14,808       236         7,878      248        909

Vanguard
 Money Market
 Reserve -
 U.S. Treasury
 Portfolio     13,678       253        13,094      249          -
/table




                                                        EXHIBIT I





Independent Auditors' Consent


We consent to the incorporation by reference in Registration
Statements No. 2-83963, No. 33-19013, and No. 33-50606 on Form
S-8, Registration Statement No. 333-853 on Form S-3, Post-
Effective Amendment No. 1 to Registration Statement No. 2-84723 on Form S-8, Post-Effective Amendment No. 1 to Registration No.
2-80012 on Form S-3 and Post-Effective Amendment No. 1 to
Registration Statement No. 2-77740 on Form S-3 of our report dated June 14, 1996 appearing in this Annual Report on Form 11-K of Schering-Plough Employees' Savings Plan for the year ended
December 31, 1995.


/s/ Deloitte & Touche LLP
    Parsippany, New Jersey
    June 14, 1996


                                                       EXHIBIT II
                                                      Page 2 of 3


SCHERING-PLOUGH EMPLOYEES' SAVINGS PLAN

Basic Financial Statement

Benefits under the Plan are provided by a trust fund into which Schering-Plough Corporation pays the total Employee Savings Plan contributions. The trustee is The Vanguard Fiduciary Trust
Company.  Plan Administration expenses were paid by Schering-
Plough Corporation. A total of 9,437 persons were participants in or beneficiaries of the Plan at the end of the plan year.

The value of Plan assets, after subtracting liabilities of the Plan, was $133,650,485, as of December 31, 1994, compared to $117,313,736 as of December 31, 1993. During the plan year the Plan experienced an increase in its net assets of $16,336,749.
This increase includes unrealized appreciation in the value of plan assets; that is, the difference between the value of the plan's assets at the end of the year and the value of the assets at the beginning of the year. The Plan had total income of $22,055,393 including employer and other contributions of $16,970,737, interest earnings of $367,611, dividends of $980,825 and a net depreciation in fair value of investments of $3,736,220.

Your Right to Additional Information

You have the right to receive a copy of the full annual report, or any part thereof, on request. The items listed below are included in that report.

     1.   An accountant's report;

     2.   Assets held for investments; and

   3.  Transactions in excess of 5 percent of plan assets


                                                    EXHIBIT II
                                                    Page 3 of 3


HOW TO OBTAIN ADDITIONAL PLAN STATEMENTS

To obtain a copy of all of the full annual reports, or any part thereof, write or call the Corporate Benefits Office, One Giralda
Farms, Madison, New Jersey 07940 attention: Ms. Anne Miller, telephone (201) 822-7336. The charge to cover copying costs will be $3.00 for the Profit-Sharing Plan Report, $5.50 for the Retirement Plan Report, $2.00 for the Group Insurance Report,
$2.00 for the Long-Term Disability Report, $3.00 for the Employee
Savings Plan, and $2.00 for the Business Travel Accident
Insurance Report.

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

You also have the legally protected right to examine the annual reports at the following Employee Benefits Offices: One Giralda
Farms, Madison, NJ 07940; 3030 Jackson Avenue, Memphis, TN 38151, or 2000 Galloping Hill Road, Kenilworth, NJ 07033, and at the
U.S. Department of Labor in Washington, D.C. or to obtain a copy from the U.S. Department of Labor upon payment of copying costs.
Schering-Plough Corporation's employer identification number with the Federal Government is 22-191-8501. Requests to the Department of Labor should be addressed to Public Disclosure
Room, N5507, Pension and Welfare Benefit Programs, U.S.
Department of Labor, 200 Constitution Avenue, N.W., Washington,
D.C. 20216


                                                      EXHIBIT II
                                                      Page 1 of 3













SCHERING-PLOUGH




























                                                   Employee
                                                   Benefits

SUMMARY ANNUAL REPORT
                                                           1994




