Form 10-Q
period 1996-06-30
SCHERING PLOUGH CORP
filed 1996-08-06
CIK 310158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549
                                FORM 10-Q





QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934


	For the quarterly period ended June 30, 1996



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


                    YES    X             NO




Common Shares Outstanding as of June 30, 1996:  369,678,128



PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

            SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED INCOME
                             (UNAUDITED)
           (Dollars in millions, except per share figures)
                                    Three Months          Six Months
                                       Ended                Ended
                                      June 30              June 30

                                   1996      1995      1996      1995



Sales . . . . . . . . . . . . .  $1,476.6  $1,332.5  $2,859.3  $2,556.7
Costs and expenses:
 Cost of sales. . . . . . . . .     287.0     272.5     549.7     508.3
 Selling, general
  and administrative. . . . . .     578.6     511.9   1,081.9     967.7
 Research and development . . .     177.9     162.1     340.8     309.3
 Other expense, net . . . . . .      13.1      20.4      34.3      28.4
                                  1,056.6     966.9   2,006.7   1,813.7

Income before income taxes. . .     420.0     365.6     852.6     743.0
Income taxes. . . . . . . . . .     102.9      89.5     208.9     182.0
Income from continuing operations   317.1     276.1     643.7     561.0
Discontinued operations, net of
 tax:
 Loss from operations. . . . . .        -      (3.9)        -     (10.2)
 Loss on disposal. . . . . . . .        -    (156.2)        -    (156.2)
Net income. . . . . . . . . . .  $  317.1  $  116.0  $  643.7  $  394.6

Earnings per common share:
 Continuing operations. . . . .  $    .86  $    .74  $   1.75  $   1.51
 Discontinued operations:
  Loss from operations. . . . .         -      (.01)        -      (.03)
  Loss on disposal. . . . . . .         -      (.42)        -      (.42)
Total . . . . . . . . . . . . .  $    .86  $    .31  $   1.75  $   1.06

Dividends per common share. . .  $    .33  $    .29  $    .62  $   .545

        See notes to consolidated financial statements.

             SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED)
            (Dollars in millions, except per share figures)
                                              June 30,  December 31,
                                                1996        1995
Assets

 Cash and cash equivalents . . . . . . . .   $  497.6   $     321.4
 Accounts receivable, net. . . . . . . . .      635.9         569.3
 Inventories . . . . . . . . . . . . . . .      532.0         502.0
 Prepaid expenses, deferred income
  taxes and other current assets . . . . .      657.3         563.6
     Total current assets. . . . . . . . .    2,322.8       1,956.3
 Property, plant and equipment . . . . . .    3,219.1       3,136.0
 Less accumulated depreciation . . . . . .    1,080.4       1,037.1
     Property, net . . . . . . . . . . . .    2,138.7       2,098.9
 Other assets. . . . . . . . . . . . . . .      695.6         609.4
                                             $5,157.1   $   4,664.6
Liabilities and Shareholders' Equity

 Accounts payable. . . . . . . . . . . . .   $  337.0   $     374.2
 Short-term borrowings and current
  portion of long-term debt. . . . . . . .      717.9         841.3
 Other accrued liabilities . . . . . . . .    1,388.1       1,146.6
     Total current liabilities . . . . . .    2,443.0       2,362.1
 Long-term debt. . . . . . . . . . . . . .       46.9          87.1
 Other long-term liabilities . . . . . . .      573.4         592.5

Shareholders' Equity:
 Preferred shares - $1 par value
  each; issued - none. . . . . . . . . . .          -             -
 Common shares - $1 par value each; shares
  issued: 1996 - 507,367,377
  1995 - 502,965,382 . . . . . . . . . . .      507.4         503.0
 Paid-in capital . . . . . . . . . . . . .      135.5          49.5
 Retained earnings . . . . . . . . . . . .    4,757.7       4,341.8
 Foreign currency translation
  adjustment and other . . . . . . . . . .     (135.3)       (103.9)
     Total . . . . . . . . . . . . . . . .    5,265.3       4,790.4
 Less treasury shares, at cost -
  1996, 137,689,249 shares;
  1995, 138,796,653 shares . . . . . . . .    3,171.5       3,167.5
     Total shareholders' equity. . . . . .    2,093.8       1,622.9
                                             $5,157.1   $   4,664.6

              See notes to consolidated financial statements.

                SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
                    STATEMENTS OF CONSOLIDATED CASH FLOWS
                    FOR THE SIX MONTHS ENDED JUNE 30
                                 (UNAUDITED)
                            (Dollars in millions)
                                               1996          1995
Operating Activities:
 Income from continuing operations . . . .   $ 643.7       $ 561.0
 Depreciation and amortization . . . . . .      84.2          78.8
 Working capital changes - source (use):
  Accounts receivable. . . . . . . . . . .     (84.2)       (192.8)
  Inventories. . . . . . . . . . . . . . .     (45.9)        (11.9)
  Other current assets . . . . . . . . . .     (97.0)        (31.9)
  Accounts payable and other accrued
   liabilities . . . . . . . . . . . . . .     192.4          41.3
 Other, net. . . . . . . . . . . . . . . .     (17.1)        (58.4)
 Net cash provided by operating
  activities . . . . . . . . . . . . . . .     676.1         386.1

Investing Activities:
 Reduction of investments. . . . . . . . .        .6          45.1
 Purchases of investments. . . . . . . . .     (15.5)        (51.3)
 Capital expenditures. . . . . . . . . . .    (125.9)       (103.7)
 Other, net. . . . . . . . . . . . . . . .      (1.1)           .4
 Net cash used for investing
  activities . . . . . . . . . . . . . . .    (141.9)       (109.5)

Financing Activities:
 Dividends paid to common shareholders . .    (227.8)       (202.8)
 Repayment of long-term debt . . . . . . .    (100.0)            -
 Short-term borrowings, net. . . . . . . .     (59.1)        (42.6)
 Common shares repurchased . . . . . . . .      (6.2)        (13.8)
 Proceeds from other equity
  transactions . . . . . . . . . . . . . .      35.8          15.0
 Other, net. . . . . . . . . . . . . . . .       (.2)           .5
 Net cash used for financing
  activities . . . . . . . . . . . . . . .    (357.5)       (243.7)
Effect of exchange rates on cash and
 cash equivalents. . . . . . . . . . . . .       (.5)         (1.4)
Net Cash Flow from Continuing Operations .     176.2          31.5
Net Cash Flow from Discontinued Operations         -          79.7
Net increase in cash and cash equivalents .    176.2         111.2
Cash and cash equivalents, beginning
 of period . . . . . . . . . . . . . . . .     321.4         115.6
Cash and cash equivalents, end of period .   $ 497.6       $ 226.8

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

Earnings Per Common Share

Earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. Shares issuable through the exercise of stock options and warrants and under deferred delivery agreements are not considered in the calculation, as they do not have a material effect on the determination of earnings per common share. The weighted-average number of shares used in the computation of earnings per common share for the six months ended June 30, 1996 and 1995 were 367,315,000 and 372,105,000, respectively.

During the first quarter of 1996, the Company issued approximately 1.0 million shares of common stock in connection with the acquisition of Canji, Inc., a gene therapy company (accounted for using the purchase method of accounting). Also, during the first six months of 1996, the Company issued approximately 3.4 million shares of common stock in exchange and settlement for warrants to purchase 14.2 million shares of common stock.

Inventories

Inventories consisted of:              June 30,     December 31,
                                        1996           1995

    Finished products . . . . . . .   $ 212.7        $ 213.2
    Goods in process. . . . . . . .     212.3          179.4


    Raw materials and supplies. . .     107.0          109.4
      Total inventories . . . . . .   $ 532.0        $ 502.0


Sales

Segment sales for the six months ended June 30, 1996 and 1995 were as follows:
                                       1996            1995

    Pharmaceutical products . . . .  $2,504.2        $2,186.4
    Health care products. . . . . .     355.1           370.3
      Consolidated sales. . . . . .  $2,859.3        $2,556.7

Legal and Environmental Matters

The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including environmental matters and product liability cases. The recorded liabilities for these matters at June 30, 1996 were not material. Management believes that, except for the matters discussed in the following paragraph, it is remote that any material liability in excess of the amounts accrued will be incurred.

The Company is a defendant in more than 150 antitrust actions commenced in state and federal courts by independent retail pharmacies, chain retail pharmacies and consumers. The plaintiffs allege price discrimination and/or conspiracy between the Company and other defendants to restrain trade by jointly refusing to sell prescription drugs at discounted prices to the plaintiffs. One of the federal cases is a class action on behalf of approximately two-thirds of all retail pharmacies in the United States alleging a price-fixing conspiracy. The Company has agreed, to settle the federal class action for a total of $22.1 payable over three years. The settlement provides, among other things, that the Company shall not refuse to grant discounts on brand name prescription drugs to a retailer based solely on its status as a retailer and that, to the extent a retailer can demonstrate its ability to affect market share of a Company brand name prescription drug in the same manner as a managed care organization with which the retailer competes, it will be entitled to negotiate similar incentives subject to the rights, obligations, exemptions and defenses of the Robinson-Patman Act and other laws and regulations. The District Court approved the settlement of the federal class action on June 21, 1996. In early July, the Seventh Circuit Court of Appeals agreed to review before trial the District Court s denial of defendant s summary judgment motion seeking dismissal of all claims by indirect purchasers of pharmaceutical products in all remaining cases before the District Court. Three of the state antitrust cases have been certified as class actions. One is a class action on behalf of certain retail pharmacies in California, and the other two are class actions in California and Alabama, respectively, on behalf of certain consumers of prescription medicine. Plaintiffs seek treble damages in an unspecified amount and an injunction against the allegedly unlawful conduct. The Company believes that all the antitrust actions are without merit and is defending itself vigorously against all such claims.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations - three and six months ended June 30, 1996 compared with the corresponding periods in 1995.

Consolidated sales for the second quarter increased $144.1 million or 11 percent compared with the same period in 1995. For the six months, sales rose $302.6 million or 12% over 1995. Excluding the effect of foreign currency exchange rate changes, consolidated sales grew 13 percent in the quarter and 12 percent for the six-month period.

In the United States, many of the Company's pharmaceutical products are subject to increasingly competitive pricing as managed care, institutions, government agencies and other buying groups seek price discounts. In most international markets, the Company operates in an environment of government-mandated cost containment programs. Several governments have placed restrictions on physician prescription levels and patient reimbursements, emphasized greater use of generic drugs and enacted across-the-board price cuts as methods of cost control.

Since the Company is unable to predict the final form and timing of any future domestic and international governmental or other health care initiatives, their effect on future operations and cash flows cannot be reasonably estimated.

Sales

Domestic ethical pharmaceutical sales advanced 24 percent for the 1996 second quarter and 27 percent for the six-month period. Sales of respiratory products increased 29 percent in the quarter and 26 percent for the first half, due to significant market share growth for the CLARITIN brand of nonsedating antihistamines. Sales growth in both periods was also aided by increases for VANCENASE allergy and VANCERIL asthma products.

The respiratory sales gains also reflected a slight increase for the quarter, and a moderate decline for the six-month period, in sales of the PROVENTIL (albuterol) line of asthma products, due to increased generic competition. Sales of the PROVENTIL line totaled $89 million for the quarter and $206 million for the six months, with metered-dose inhalers contributing approximately 70 percent to both periods. The PROVENTIL formulations of solution, syrup and tablets have been subject to generic competition, and in December 1995 generic metered-dose inhalers entered the market. In response, the Company's generic pharmaceutical marketing subsidiary, Warrick Pharmaceuticals, launched its own version of a generic inhaler. While the generic inhalers have significantly reduced branded PROVENTIL inhaler sales, the Warrick inhaler largely offset the sales decline. Competition from generic metered-dose inhalers will, however, continue to negatively affect future sales and profitability of the PROVENTIL (albuterol) line of asthma products.

U.S. sales of cardiovascular products rose 30 percent in the quarter and 33 percent for the six-months, reflecting market share gains for IMDUR, a once-daily oral nitrate. The quarter also benefited from strong sales of NITRO-DUR transdermal nitroglycerin patches, while K-DUR potassium supplements experienced market share gains in the six months. Sales of anti-infective and anticancer products grew 14 percent in the second quarter and 36 percent for the six-month period, resulting from increased utilization of INTRON-A, the Company s alpha interferon anticancer and antiviral agent, for melanoma and hepatitis, and the first quarter launch of CEDAX, a third-generation cephalosporin antibiotic. Both periods, however, were negatively affected by lower sales of EULEXIN, a prostate cancer therapy, due to branded competition. Domestic dermatological product sales advanced 28 percent for the quarter and 22 percent for the six-months, primarily due to higher sales of LOTRISONE, an antifungal/anti-inflammatory cream.

International ethical pharmaceutical product sales increased 3 percent in the second quarter and 4 percent for the six-month period. Excluding the impact of foreign exchange rate fluctuations, sales would have risen 7 percent in the quarter and 6 percent in the first half. Sales of anti-infective and anticancer products grew 8 percent in the second quarter, and 9 percent for the six-month period, due to gains for INTRON A in both periods.

International dermatological product sales advanced 4 percent in the quarter and 6 percent for the six-month period, primarily reflecting gains for ELOCON, a mid-potency topical corticosteroid. Respiratory product sales grew 7 percent for the second quarter and 4 percent for the six months, as strong CLARITIN growth was tempered by a decline in sales of other allergy products in Japan. Sales growth for both periods was also aided by continued gains for LOSEC, an anti-ulcer treatment licensed from AB Astra.

Worldwide sales of animal health products increased 6 percent in the second quarter and 1 percent in the first half, excluding foreign exchange rate fluctuations. The sales gains were driven by the domestic June launch of NUFLOR, a bovine broad-spectrum antibiotic.

Sales of health care products declined 3 percent in the second quarter and 4 percent for the six-month period. Over-the-counter product sales declined 27 percent in the quarter and 22 percent for the first half, primarily due to introduction of a competitive three-day product and price reductions for female health products, along with aggressive private-label competition for allergy/cold products. Foot care and sun care product sales rose in the quarter and six-month periods.

Income before income taxes from continuing operations increased 15 percent for the quarter as compared with 1995, and represented
28.4 percent of sales versus 27.4 percent last year. For the six-months, income before taxes from continuing operations also grew 15 percent over 1995, representing 29.8 percent of sales compared with 29.1 percent last year.

Cost of sales as a percentage of sales decreased to 19.4 percent from 20.4 percent in the quarter, principally the result of a favorable sales mix of higher margin pharmaceutical products.
For the first half, the cost of sales ratio declined to 19.2 percent from 19.9 percent, also the result of a favorable product mix.

Selling, general and administrative expenses represented 39.2 percent of sales in the second quarter compared with 38.4 percent last year, primarily reflecting increased CLARITIN promotions and launch-related expenses for CEDAX in the U.S. For the six-month period, the ratio was 37.8 percent versus 37.9 percent in 1995.

Research and development spending rose 10 percent in the quarter, representing 12.0 percent of sales compared with 12.2 percent a year ago. For the first half, spending also grew 10 percent, and represented 11.9 percent of sales versus 12.1 percent in 1995. The higher spending reflects the Company's funding of both internal research efforts and research collaborations with various partners. It is anticipated that total research and development expenses will approximate $720 in 1996.

The effective tax rate for continuing operations was 24.5 percent in the three- and six- month periods of both 1996 and 1995.

Earnings per common share from continuing operations advanced 16 percent in the second quarter to $.86 from $.74 in 1995. For the six-month period, earnings per common share from continuing operations increased 16 percent to $1.75 from $1.51 last year. Excluding the impact of foreign currency exchange rates, earnings per common share from continuing operations would have risen approximately 20 percent in the quarter and 18 percent for the six months.








Liquidity and financial resources - six months ended June 30,
1996

Cash generated from operations continues to be the Company's major source of funds to finance working capital, additions to property, shareholder dividends, common share repurchases and repayment of debt. Cash provided from operations totaled $676.1 million for the first six months of 1996. This cash funded the spending of $227.8 million for shareholder dividends and $125.9 million for capital expenditures, as well as provided for the $100.0 million repayment of long-term debt and $59.1 reduction in short-term borrowings.

In June 1995, the Board of Directors authorized the purchase of $500 million of common shares. This program was completed during the second quarter.

The Company's liquidity and financial resources continue to be sufficient to meet its operating needs.

Cautionary Statements for Forward Looking Information

Management s discussion and analysis set forth above contains certain forward looking statements, including statements regarding the Company s financial position and results of operations. These forward looking statements are based on current expectations. Certain factors have been identified by the Company in Exhibit 99 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 which could cause the Company's actual results to differ materially from expected and historical results. Exhibit 99 from that quarterly report is incorporated by reference herein


PART II  OTHER INFORMATION

Item 1.   Legal Proceedings

     The first paragraph of Item 3, Legal Proceedings of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (as updated in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996), relating to certain product liability actions pending against the Company, is incorporated herein by reference. Subsidiaries of the Company are defendants in lawsuits involving approximately 500 plaintiffs arising out of the use of synthetic estrogens by the mothers of the plaintiffs.

		The final paragraph of Item 3, Legal Proceedings of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (as updated in the Quarterly Report on
Form 10-Q for the quarterly period ended March 31, 1996), relating to certain antitrust actions pending against the Company, is incorporated herein by reference. The amended settlement was approved by the court on June 21, 1996. In early
July, the Seventh Circuit Court of Appeals agreed to review before trial the court's denial of the defendants' summary judgment motion seeking dismissal of all claims by indirect purchasers of pharmaceutical products in all remaining cases before the court



Item 6.  Exhibits and Reports on Form 8-K

a) Exhibits - The following Exhibits are filed with this document:

     Exhibit
     Number                    Description

      11          - Computation of Earnings Per Common Share

      27          - Financial Data Schedule

      99.1        - Company Statements Relating to Forward
	Looking Information

      99.2        - Exhibit 99 to Quarterly Report on Form 10-Q
                    for the quarterly period ended March 31, 1996 is hereby incorporated by reference.

 b)  Reports on Form 8-K:

     No report has been filed during the three months ended
     June 30, 1996.


                       SIGNATURE(S)



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Schering-Plough Corporation
                                        (Registrant)


Date  August 5, 1996           /s/        Thomas H. Kelly
                                          Thomas H. Kelly
                               Vice President and Controller

WD060201.10Q


 - 4 -
WD060201.10Q


 - 13 -
WD060201.10Q