Form 10-Q
period 1996-09-30
SCHERING PLOUGH CORP
filed 1996-10-30
CIK 310158

WD060201.10Q


             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549
                                FORM 10-Q





QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


            For the quarterly period ended September 30, 1996



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


                    YES    X             NO




Common Shares Outstanding as of September 30, 1996: 369,379,595

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

            SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED INCOME
                             (UNAUDITED)
           (Dollars in millions, except per share figures)
                                    Three Months         Nine Months
                                       Ended                Ended
                                    September 30         September 30

                                   1996      1995      1996      1995


Sales . . . . . . . . . . . . .  $1,382.2  $1,256.8  $4,241.5  $3,813.5
Costs and expenses:
 Cost of sales. . . . . . . . .     257.7     237.8     807.4     746.1
 Selling, general
  and administrative. . . . . .     562.7     509.7   1,644.6   1,477.4
 Research and development . . .     182.0     165.8     522.8     475.1
 Other, net . . . . . . . . . .      (6.6)      8.9      27.7      37.3
                                    995.8     922.2   3,002.5   2,735.9

Income before income taxes. . .     386.4     334.6   1,239.0   1,077.6
Income taxes. . . . . . . . . .      94.7      82.0     303.6     264.0
Income from continuing operations   291.7     252.6     935.4     813.6
Discontinued operations, net of
 tax:
 Loss from operations. . . . . .        -         -         -     (10.2)
 Loss on disposal. . . . . . . .        -         -         -    (156.2)
Net income. . . . . . . . . . .  $  291.7  $  252.6  $  935.4  $  647.2

Earnings per common share:
 Continuing operations. . . . .  $    .79  $    .68  $   2.54  $   2.19
 Discontinued operations:
  Loss from operations. . . . .         -         -         -      (.03)
  Loss on disposal. . . . . . .         -         -         -      (.42)
Total . . . . . . . . . . . . .  $    .79  $    .68  $   2.54  $   1.74

Dividends per common share. . .  $    .33  $    .29  $    .95  $   .835

        See notes to consolidated financial statements.

             SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED)
            (Dollars in millions, except per share figures)
                                           September, 30  December 31,
                                                1996          1995
Assets

 Cash and cash equivalents . . . . . . . . $    437.2     $   321.4
 Accounts receivable, net. . . . . . . . .      571.2         569.3
 Inventories . . . . . . . . . . . . . . .      574.1         502.0
 Prepaid expenses, deferred income
  taxes and other current assets . . . . .      674.0         563.6
     Total current assets. . . . . . . . .    2,256.5       1,956.3
 Property, plant and equipment . . . . . .    3,284.9       3,136.0
 Less accumulated depreciation . . . . . .    1,105.2       1,037.1
     Property, net . . . . . . . . . . . .    2,179.7       2,098.9
 Other assets. . . . . . . . . . . . . . .      760.1         609.4
                                           $  5,196.3     $ 4,664.6
Liabilities and Shareholders' Equity

 Accounts payable. . . . . . . . . . . . . $    312.9     $   374.2
 Short-term borrowings and current
  portion of long-term debt. . . . . . . .      562.3         841.3
 Other accrued liabilities . . . . . . . .    1,420.6       1,146.6
     Total current liabilities . . . . . .    2,295.8       2,362.1
 Long-term debt. . . . . . . . . . . . . .       42.0          87.1
 Other long-term liabilities . . . . . . .      618.1         592.5

Shareholders' Equity:
 Preferred shares - $1 par value
  each; issued - none. . . . . . . . . . .          -             -
 Common shares - $1 par value each; shares
  issued: 1996 - 507,368,360
  1995 - 502,965,382 . . . . . . . . . . .      507.4         503.0
 Paid-in capital . . . . . . . . . . . . .      146.0          49.5
 Retained earnings . . . . . . . . . . . .    4,927.5       4,341.8
 Foreign currency translation
  adjustment and other . . . . . . . . . .     (129.7)       (103.9)
     Total . . . . . . . . . . . . . . . .    5,451.2       4,790.4
 Less treasury shares, at cost -
  1996, 137,988,765 shares;
  1995, 138,796,653 shares . . . . . . . .    3,210.8       3,167.5
     Total shareholders' equity. . . . . .    2,240.4       1,622.9
                                           $  5,196.3     $ 4,664.6

              See notes to consolidated financial statements.

                SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
                    STATEMENTS OF CONSOLIDATED CASH FLOWS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                 (UNAUDITED)
                            (Dollars in millions)
                                               1996          1995
Operating Activities:
 Income from continuing operations . . . .   $  935.4      $ 813.6
 Depreciation and amortization . . . . . .      127.1        120.1
 Working capital changes - source (use):
  Accounts receivable. . . . . . . . . . .      (17.2)        39.9
  Inventories. . . . . . . . . . . . . . .      (84.2)       (24.5)
  Other current assets . . . . . . . . . .     (113.0)       (64.1)
  Accounts payable and other accrued
   liabilities . . . . . . . . . . . . . .      187.2        173.1
 Other, net. . . . . . . . . . . . . . . .       (5.3)       (62.3)
 Net cash provided by operating
  activities . . . . . . . . . . . . . . .    1,030.0        995.8

Investing Activities:
 Reduction of investments. . . . . . . . .         .6         45.3
 Purchases of investments. . . . . . . . .      (34.6)       (80.4)
 Capital expenditures. . . . . . . . . . .     (208.0)      (167.6)
 Other, net. . . . . . . . . . . . . . . .       (1.8)        (1.5)
 Net cash used for investing
  activities . . . . . . . . . . . . . . .     (243.8)      (204.2)

Financing Activities:
 Dividends paid to common shareholders . .     (349.7)      (310.4)
 Repayment of long-term debt . . . . . . .     (140.3)           -
 Short-term borrowings, net. . . . . . . .     (180.0)      (102.4)
 Common shares repurchased . . . . . . . .      (45.9)      (268.0)
 Proceeds from other equity
  transactions . . . . . . . . . . . . . .       46.2         33.9
 Other, net. . . . . . . . . . . . . . . .          -           .6
 Net cash used for financing
  activities . . . . . . . . . . . . . . .     (669.7)      (646.3)
Effect of exchange rates on cash and
 cash equivalents. . . . . . . . . . . . .        (.7)        (3.9)
Net Cash Flow from Continuing Operations .      115.8        141.4
Net Cash Flow from Discontinued Operations          -         79.7
Net increase in cash and cash equivalents .     115.8        221.1
Cash and cash equivalents, beginning
 of period . . . . . . . . . . . . . . . .      321.4        115.6
Cash and cash equivalents, end of period .   $  437.2      $ 336.7

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

Earnings Per Common Share

Earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. Shares issuable through the exercise of stock options and warrants and under deferred delivery agreements are not considered in the
calculation,   as  they  do  not  have  a  material  effect   on   the
determination of earnings per common share. The weighted-average number of shares used in the computation of earnings per common share for the nine months ended September 30, 1996 and 1995 were 367,976,072 and 371,203,591, respectively.

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

Inventories

Inventories consisted of:           September 30,   December 31,
                                        1996           1995

    Finished products . . . . . . .   $ 255.0        $ 213.2
    Goods in process. . . . . . . .     187.4          179.4
    Raw materials and supplies. . .     131.7          109.4
      Total inventories . . . . . .   $ 574.1        $ 502.0
Sales

Segment sales for the nine months ended September 30, 1996 and 1995 were as follows:
                                       1996            1995

    Pharmaceutical products . . . .  $3,748.9        $3,290.4
    Health care products. . . . . .     492.6           523.1
      Consolidated sales. . . . . .  $4,241.5        $3,813.5

Legal and Environmental Matters

The  Company  is  involved  in various claims  and  legal  proceedings of a nature considered normal to its business, including environmental matters and product liability cases. The recorded liabilities for these matters at September 30, 1996 were not material. Management believes that, except for the matters discussed in the following paragraph, it is remote that any material liability in excess of the amounts accrued will be incurred.

The Company is a defendant in more than 150 antitrust actions commenced in state and federal courts by independent retail pharmacies, chain retail pharmacies and consumers. The plaintiffs allege price discrimination and/or conspiracy between the Company and other defendants to restrain trade by jointly refusing to sell prescription drugs at discounted prices to the plaintiffs. One of the federal cases is a class action on behalf of approximately two-thirds of all retail pharmacies in the United States alleging a price-fixing conspiracy. The Company has agreed to settle the federal class action for a total of $22.1 payable over three years. The settlement provides, among other things, that the Company shall not refuse to grant discounts on brand name prescription drugs to a retailer based solely on its status as a retailer and that, to the extent a retailer can demonstrate its ability to affect market share of a
Company  brand  name  prescription  drug  in  the  same  manner  as  a managed care organization with which the retailer competes, it will be entitled to negotiate similar incentives subject to the rights, obligations, exemptions and defenses of the Robinson-Patman Act and other laws and regulations. The District Court approved the settlement of the federal class action on June 21, 1996. In early July, the Seventh Circuit Court of Appeals agreed to review before trial the District Court's denial of defendant's summary judgment motion seeking dismissal of all claims by indirect purchasers of pharmaceutical products in all remaining cases before the District Court. In addition, the Seventh Circuit
Court  of  Appeals  will  hear an appeal by the  plaintiffs  from  the grant of summary judgment to the wholesaler defendants and an appeal by certain plaintiffs from the approval of the settlement by the District Court. Three of the state antitrust cases have been certified as class actions. One is a class action on behalf of certain retail pharmacies in California, and the other two are class actions in California and Alabama, respectively, on behalf of certain consumers of prescription medicine. Plaintiffs seek treble damages in an unspecified amount and an injunction against the allegedly unlawful conduct. The Company believes that all the antitrust actions are without merit and is defending itself vigorously against all such claims.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations - three and nine months ended September 30, 1996 compared with the corresponding periods in 1995.

Consolidated sales for the third quarter increased $125.4 million or 10 percent compared with the same period in 1995. For the nine months, sales rose $428.0 million or 11% over 1995. Excluding the effect of foreign currency exchange rate changes, consolidated sales grew 12 percent in the quarter and the nine-month period.

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

Sales

Domestic ethical pharmaceutical sales advanced 20 percent for the 1996 third quarter and 24 percent for the nine-month period.
Sales of respiratory products increased 21 percent in the quarter and 25 percent for the nine months, due to significant market share growth for the CLARITIN brand of nonsedating antihistamines. Sales growth for the nine months was also aided by increases for VANCENASE allergy and VANCERIL asthma products.

The respiratory sales gains also reflected a decrease for the quarter and nine-month period in sales of the PROVENTIL (albuterol) line of asthma products, due to increased generic competition. Sales of the PROVENTIL line totaled $55 million for the quarter and $261 million for the nine months, with metered-dose inhalers contributing over 60 percent to both periods. The PROVENTIL formulations of solution, syrup and tablets have been subject to generic competition, and in December 1995 generic metered-dose inhalers entered the market. In response, the Company's generic pharmaceutical marketing subsidiary, Warrick Pharmaceuticals, launched its own generic inhaler. While generic inhalers have significantly reduced branded PROVENTIL inhaler sales, the Warrick inhaler has moderated the sales decline.
Competition from generic metered-dose inhalers will, however, continue to negatively affect future sales and profitability of the PROVENTIL (albuterol) line of asthma products.

U.S. sales of cardiovascular products rose 26 percent in the quarter and 30 percent for the nine months, reflecting market share gains for IMDUR, a once-daily oral nitrate. The nine-month period also benefited from strong sales of K-DUR potassium supplements due to market share gains. Sales of anti-infective and anticancer products grew 25 percent in the third quarter and 32 percent for the nine-month period, resulting from increased utilization of INTRON-A, the Company's alpha interferon anticancer and antiviral agent, for melanoma and hepatitis. Also contributing to the nine-month period sales increase was the first quarter launch of CEDAX, a third-generation cephalosporin antibiotic. Both periods, however, were negatively affected by lower sales of EULEXIN, a prostate cancer therapy, due to branded competition. Domestic dermatological product sales declined 6 percent for the quarter but advanced 11 percent for the nine months. Higher sales of LOTRISONE, an antifungal/anti-inflamatory cream, and ELOCON, a mid-potency topical corticosteriod, drove the nine month advance, while lower sales of several smaller dermatological products were responsible for the third quarter's decline.

International ethical pharmaceutical product sales increased 6 percent in the third quarter and 5 percent for the nine-month period. Excluding the impact of foreign currency exchange rate fluctuations, sales would have risen 10 percent in the quarter and 7 percent for the nine months. Sales of anti-infective and anticancer products grew 10 percent in the third quarter, and 9 percent for the nine-month period, due to gains for INTRON A in both periods.

International respiratory product sales advanced 13 percent in the quarter and 7 percent for the nine-month period, as strong CLARITIN growth for both periods was tempered by a decline in sales of other allergy products in Japan for the nine months. Dermatological product sales grew 10 percent for the third quarter and 7 percent for the nine-month period, primarily reflecting gains for ELOCON. Sales growth for both periods was also aided by continued gains for LOSEC, an anti-ulcer treatment licensed from AB Astra.

Worldwide sales of animal health products were flat for the third quarter and nine months. The sales gains from the domestic June launch of NUFLOR, an antibiotic for bovine respiratory disease, were tempered by lower sales of various other animal health products in both the domestic and international markets.

Sales of health care products declined 10 percent in the third quarter and 6 percent for the nine-month period. Over-the-counter product sales declined 13 percent in the quarter and 19 percent for the nine months, primarily due to aggressive private-label competition for allergy/cold products, along with the introduction of competitive products and price reductions for female health products. Footcare product sales advanced in both periods, while Suncare product sales declined in the quarter but were flat for the nine-month period.

Income before income taxes increased 15 percent for the quarter and represented 28.0 percent of sales versus 26.6 percent last year. For the nine months, income before taxes from continuing operations grew 15 percent over 1995, representing 29.2 percent of sales compared with 28.3 percent last year.

Cost  of  sales  as a percentage of sales decreased  to  18.6  percent from 18.9 percent in the quarter, principally the result of a favorable sales mix of higher margin pharmaceutical products. For the nine-month period, the cost of sales ratio declined to
19.0 percent from 19.6 percent, also the result of a favorable product mix.

Selling, general and administrative expenses represented 40.7 percent of sales in the third quarter compared with 40.6 percent last year. For the nine-month period, the ratio was 38.8 percent versus 38.7 percent in 1995. These increases reflect higher CLARITIN promotions and launch-related expenses for CEDAX in the U.S.

For the quarter, research and development spending rose 10 percent and represented 13.2 percent of sales in both 1996 and 1995. For the nine months, spending also grew 10 percent, and represented 12.3 percent of sales versus 12.5 percent in 1995. The higher spending reflects the Company's funding of both internal research efforts and research collaborations with various partners. It is anticipated that total research and development expenses will approximate $720 million in 1996.

The effective tax rate for continuing operations was 24.5 percent in the three- and nine- month periods of both 1996 and 1995.

Earnings   per  common  share  advanced  16  percent  in   the   third
quarter to $.79 from $.68 in 1995. For the nine-month period, earnings per common share from continuing operations increased 16 percent to $2.54 from $2.19 last year. Excluding the impact of foreign currency exchange rates, earnings per common share from continuing operations would have risen approximately 19 percent in the quarter and 18 percent for the nine months.
Liquidity  and  financial  resources -  nine  months  ended  September
30, 1996

Cash   generated  from  operations  continues  to  be  the   Company's
major source of funds to finance working capital, additions to property, shareholder dividends, common share repurchases and repayment of debt. Cash provided from operations totaled $1,030.0 million for the first nine months of 1996. This cash funded the spending of $349.7 million for shareholder dividends and $208.0 million for capital expenditures, as well as provided for the $180.0 million reduction in short-term borrowings and $140.3 million repayment of long-term debt.

In the second quarter, the Company completed a $500 million repurchase program, which had begun in 1995. In September 1996, the Board of Directors authorized the purchase of an additional $500 million of common shares. As of September 30 this program was approximately 5% complete.

The Company's liquidity and financial resources continue to be sufficient to meet its operating needs.

Cautionary Statements for Forward Looking Information

Management's   discussion  and  analysis  set  forth  above   contains
certain forward looking statements, including statements regarding the Company's financial position and results of operations. These forward looking statements are based on current expectations. Certain factors have been identified by the Company in Exhibit 99 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 which could cause the Company's actual results to differ materially from expected and historical results. Exhibit 99 from that quarterly report is incorporated by reference herein.


PART II  OTHER INFORMATION

Item 1.   Legal Proceedings

     The first paragraph of Item 3, Legal Proceedings of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as amended by the Company's Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 1996 and June 30, 1996, respectively, relating to certain product liability actions pending against the Company, is incorporated herein by reference. Subsidiaries of the Company are defendants in 149 lawsuits involving approximately 600 plaintiffs arising out of the use of synthetic estrogens by the mothers of the plaintiffs.

      The final paragraph of Item 3, Legal Proceedings of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as amended by the Company's Quarterly Reports on Form 10-Q for the quarterly periods ended March 31,
1996   and   June   30,  1996,  respectively,  relating   to   certain
antitrust actions, is incorporated herein by reference. In the federal class action, the Seventh Circuit Court of Appeals will also hear an appeal by the plaintiffs from the grant of summary judgment to the wholesaler defendants and an appeal by certain plaintiffs from the approval of the settlement by the District Court.
Item 6.  Exhibits and Reports on Form 8-K

a)     Exhibits  -   The  following  Exhibits  are  filed  with   this
document:

     Exhibit
     Number                    Description

      11          - Computation of Earnings Per Common Share

      27          - Financial Data Schedule

      99          - Exhibit 99 to Quarterly Report on Form 10-Q
for the quarterly period ended March 31, 1996 is hereby incorporated by reference.

 b)  Reports on Form 8-K:

     No report has been filed during the three months ended
     September 30, 1996.

                       SIGNATURE(S)



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Schering-Plough Corporation
                                        (Registrant)


Date  October 30, 1996                 Thomas H. Kelly
                                       Thomas H. Kelly
                               Vice President and Controller