Form 10-K
period 1996-12-31
SCHERING PLOUGH CORP
filed 1997-03-03
CIK 310158

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                         Form 10-K Annual Report

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                           OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996     Commission file
                                                  number 1-6571
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

Common shares outstanding as of January 31, 1997:     365,597,802

Aggregate market value of common shares at January 31, 1997 held
by non-affiliates based on closing price:     $27.6 billion.

                                              Part of Form 10-K
Documents incorporated by reference           incorporated into

Schering-Plough Corporation 1996              Parts I, II and IV
Annual Report to Shareholders

Schering-Plough Corporation Proxy             Part III
Statement for the annual meeting of
shareholders on April 22, 1997




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

Business Segment and Other Financial Information

The "Business Segment Data" as set forth in the Notes to Consolidated Financial Statements in the Company's 1996 Annual Report to Shareholders is incorporated herein by reference. Sales by major product groups for continuing operations for each of the three years in the period ended December 31, 1996 were as follows (dollars in millions):


                                  1996      1995        1994
Allergy/Respiratory              $2,113    $1,834      $1,465
Anti-infective and Anticancer     1,135     1,031         939
Dermatologicals                     560       515         488
Cardiovasculars                     533       408         333
Other Pharmaceuticals               512       493         489
OTC                                 210       250         264
Foot Care                           261       240         248
Animal Health                       196       190         167
Sun Care                            123       127         129
Other Health Care Products           13        16          15

Consolidated Sales               $5,656    $5,104      $4,537

Pharmaceutical Products

The Company's pharmaceutical operations include prescription drugs and animal health products. Prescription products include:
CELESTAMINE, CLARITIN, CLARITIN-D, POLARAMINE, PROVENTIL, THEO-DUR, TRINALIN, VANCENASE and VANCERIL, allergy/respiratory; CEDAX, EULEXIN, GARAMYCIN, INTRON A, ISEPACIN and NETROMYCIN, anti-infective and anticancer; DIPROLENE, DIPROSONE, ELOCON, LOTRISONE, QUADRIDERM and VALISONE, dermatologicals; IMDUR,K-DUR, NITRO-DUR and NORMODYNE, cardiovasculars; CELESTONE, DIPROSPAN, LOSEC, NOIN, and PALACOS, other pharmaceuticals. Animal health biological and pharmaceutical products include antibiotics, vaccines, anti-arthritics, steroids and nutritionals. Major animal health products are: GENTOCIN and NUFLOR, antibiotics; BANAMINE, an anti-arthritic; OTOMAX, a steroid ointment and OPTIMMUNE, an ophthalmic ointment.

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

The Company's subsidiaries own (or have licensed rights under) a number of patents and patent applications, both in the United States and abroad. In the aggregate, patents and patent applications are believed to be of material importance to the operations of the pharmaceutical segment. In December 1989, the U.S. patent covering PROVENTIL, an asthma product, expired. In December 1995, generic metered-dose inhalers entered the market; the PROVENTIL solution, syrup and tablet formulations had previously been subject to generic competition. In response to generic inhaler competition, the Company's generic pharmaceutical marketing subsidiary, Warrick Pharmaceuticals, launched its own generic inhaler in December 1995. While generic inhalers have significantly reduced branded PROVENTIL inhaler sales, the Warrick inhaler has moderated the decline. In December 1996, the Company further enhanced its position in the albuterol asthma market by launching PROVENTIL HFA, a new metered-dose inhaler that uses an advanced delivery system and a propellant free of ozone-damaging chlorofluorocarbons. Competition from generic metered-dose inhalers will, however, continue to negatively affect future sales and profitability of the PROVENTIL (albuterol) line of asthma products.

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

Seasonal patterns do not have a pronounced effect on the combined activities of this industry segment


There is generally no significant backlog of orders since the Company's business is normally conducted on an immediate shipment basis.

The pharmaceutical industry is highly competitive and includes other large companies with substantial resources for research, product development and promotion. There are numerous domestic and international competitors in this industry. Some of the principal competitive techniques used by the Company for its pharmaceutical products include research and development of new and improved products, high product quality, varied dosage forms and strengths, disease management programs, and educational services for the medical community. In the United States, many of the Company's pharmaceutical products are subject to increasingly competitive pricing as managed care groups, institutions, government agencies and other buying groups seek price discounts and rebates.

Health Care Products

The product categories in the health care segment are OTC medicines, foot care and sun care products primarily sold in the United States. Products include: AFRIN nasal decongestant; CHLOR-TRIMETON antihistamine; CORICIDIN and DRIXORAL cold and decongestant products; CORRECTOL laxative; CLEAR AWAY and DUO FILM wart removers; GYNE-LOTRIMIN for vaginal yeast infections; DR. SCHOLL'S foot care products; LOTRIMIN AF and TINACTIN antifungals; COPPERTONE, SHADE and SOLARCAINE sun care products; A & D ointment; and PAAS egg coloring and holiday products. Business in this segment is conducted through wholesale and retail drug, food chain and variety outlets, and is promoted directly to the consumer through television, radio, print and other advertising media.

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

Foreign Operations

Foreign activities are carried out primarily through wholly-owned subsidiaries wherever market potential is adequate and circum-stances permit. In addition, the Company is represented in some markets through joint ventures, licensees or other distribution arrangements. There are approximately 11,700 employees outside the United States.

Foreign operations are subject to certain risks which are inherent in conducting business overseas. These risks include possible nationalization, expropriation, importation limitations and other restrictive governmental actions. Also, fluctuations in foreign currency exchange rates can impact the Company's consolidated financial results. For additional information on foreign operations, see "Management's Discussion and Analysis of Operations and Financial Condition", "Financial Instruments" and "Business Segment Data" in the Company's 1996 Annual Report to Shareholders which is incorporated herein by reference.

Research and Development

The Company's research activities are primarily aimed at discovering and developing new and enhanced pharmaceutical products of medical and commercial significance. Company sponsored research and development expenditures were $722.8 million, $656.9 million, $610.1 million in 1996, 1995, and 1994, respectively. Research expenditures represented approximately 13 percent of consolidated sales in each of the three years.

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

In most international markets, the Company operates in an environment of government-mandated cost-containment programs. Several governments have placed restrictions on physician prescription levels and patient reimbursements, emphasized greater use of generic drugs and enacted across-the-board price cuts as methods of cost control.

Since the Company is unable to predict the final form and timing of any future domestic and international governmental or other health care initiatives, their effect on operations and cash flows cannot be reasonably estimated.

The Company has and will continue to comply with the government regulations of the countries in which operations are conducted.

Environment

To date, compliance with federal, state and local environmental protection laws has not had a materially adverse effect on the Company. The Company has made and will continue to make necessary expenditures for environmental protection. Worldwide capital expenditures during 1996 included approximately $11.1 million for environmental control purposes. It is anticipated that continued compliance with such environmental regulations will not significantly affect the Company's financial statements or its competitive position. For additional information on environmental matters, see "Legal and Environmental Matters" in the Notes to the Consolidated Financial Statements in the Company's 1996 Annual Report to Shareholders which is incorporated herein by reference.

Employees

There were approximately 20,600 people employed by the Company at December 31, 1996.



Item 2.  Properties

The Company's corporate headquarters is located in Madison, New Jersey. Principal manufacturing facilities are located in Kenilworth, New Jersey, Miami, Florida, the Commonwealth of Puerto Rico, Argentina, Australia, Belgium, Canada, Colombia, France, Ireland, Italy, Japan, Mexico and Spain (pharmaceutical products); Cleveland, Tennessee (health care products). Other manufacturing facilities are located in Omaha, Nebraska. In addition, a manufacturing facility for pharmaceutical products is currently under construction in Singapore. This facility is scheduled for completion in 1997.

The Company's principal research facilities are located in Kenilworth and Union, New Jersey and Palo Alto, California (DNAX
Research Institute) and San Diego, California (Canji, Inc.).

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

The Company is a defendant in more than 160 antitrust actions commenced in state and federal courts by independent retail pharmacies, chain retail pharmacies and consumers. The plaintiffs allege price discrimination and/or conspiracy between the Company and other defendants to restrain trade by jointly refusing to sell prescription drugs at discounted prices to the plaintiffs. One of the federal cases is a class action on behalf of approximately two-thirds of all retail pharmacies in the United States alleging a price-fixing conspiracy. The Company has agreed to settle the federal class action for a total of $22.1 million payable over three years. The settlement provides, among other things, that the Company shall not refuse to grant discounts on brand-name prescription drugs to a retailer based solely on its status as a retailer and that, to the extent a retailer can demonstrate its ability to affect market share of a Company brand name prescription drug in the same manner as a managed care organization with which the retailer competes, it will be entitled to negotiate similar incentives subject to the rights, obligations, exemptions and defenses of the Robinson-Patman Act and other laws and regulations. The District Court approved the settlement of the federal class action on June 21, 1996. In early July, the Seventh Circuit Court of Appeals agreed to review before trial the District Court's denial of defendant's summary judgment motion seeking dismissal of all claims by indirect purchasers of pharmaceutical products in all remaining cases before the District Court. In addition, the Seventh Circuit Court of Appeals will hear an appeal by the plaintiffs from the grant of summary judgment to the wholesaler defendants and an appeal by certain plaintiffs from the approval of the settlement by the District Court. Four of the state antitrust cases have been certified as class actions. Two are class actions on behalf of certain retail pharmacies in California and Wisconsin, and the other two are class actions in California and the District of Columbia, on behalf of certain consumers of prescription medicine. Plaintiffs seek treble damages in an unspecified amount and an injunction against the allegedly unlawful conduct. The Company believes that all the antitrust actions are without merit and is defending itself vigorously against all such claims.

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

The Company is a defendant in a state court action in Texas brought by Foxmeyer Health Corporation, the parent of a pharmaceutical wholesaler that filed for bankruptcy in August 1996, against another pharmaceutical wholesaler and 11 pharmaceutical companies alleging that the defendants conspired to drive the plaintiff out of business. Plaintiff is seeking damages in the amount of $400 million. The Company believes that this action is without merit and is defending itself vigorously against all claims.

On March 13, 1996, the Company was notified that the United States Federal Trade Commission (FTC) is investigating whether the Company, along with other pharmaceutical companies, conspired to fix prescription drug prices. The Company has produced a substantial amount of documentation to the FTC. The Company vigorously denies that it has engaged in any price-fixing conspiracy.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.



Executive Officers of the Registrant

The following information regarding executive officers is included herein in accordance with Part III, Item 10.

Officers are elected to serve for one year and until their successors shall have been duly elected.

Name and Current Position          Business Experience                Age

Robert P. Luciano                  Present position 1996; Chairman    63
  Chairman of the Board            and Chief Executive Officer
                                   1986-1995

Richard Jay Kogan                  Present position 1996;             55
  President and                    President and Chief
  Chief Executive Officer          Operating Officer 1986-1995

Hugh A. D'Andrade                  Present position 1996;             58
  Vice Chairman and                Executive Vice President
  Chief Administrative Officer     Administration 1984-1995

Rodolfo C. Bryce                   Present position 1997; President   50
  Executive Vice President         Schering-Plough HealthCare
  and President Schering-Plough    Products 1996; President
  HealthCare Products              Schering-Plough International
                                   1993-1996; President Schering
                                   Laboratories 1990-1992.

Raul E. Cesan                      Present position 1994;             49
  Executive Vice President         President Schering
  and President                    Laboratories 1992-1994;
  Schering-Plough                  President Schering-Plough
  Pharmaceuticals                  International 1988-1992

Joseph C. Connors                  Present position 1996;             48
  Executive Vice President         Senior Vice President and
  and General Counsel              General Counsel 1992-1995


Jack L. Wyszomierski               Present position 1996;             41
  Executive Vice President         Vice President and Treasurer
  and Chief Financial Officer      1991-1995










Name and Current Position          Business Experience               Age

Geraldine U. Foster                Present position 1994;             54
  Senior Vice President            Vice President - Investor
  Investor Relations and           Relations 1988-1994
  Corporate Communications

Daniel A. Nichols                  Present position 1991              56
  Senior Vice President
  Taxes

Gordon C. O'Brien                  Present position 1988              56
  Senior Vice President
  Human Resources

Thomas H. Kelly                    Present position 1991              47
  Vice President and
  Controller

Robert S. Lyons                    Present position 1991              56
  Vice President
  Corporate Information
  Services

E. Kevin Moore                     Present position 1996;             44
  Vice President and               Staff Vice President and
  Treasurer                        Assistant Treasurer 1993-1995;
                                   Treasurer-Europe, The Dun and
                                   Bradstreet Corporation 1990-1993

John E. Nine                       Present position 1996;             60
  Vice President                   President - Technical Operations
  and President, Schering          Schering Laboratories 1990-1995
  Technical Operations

William J. Silbey                  Present position 1996;             37
  Staff Vice President,            Corporate Counsel 1993-1995;
  Secretary and Associate          Partner - Stearns, Weaver, Miller,
  General Counsel                  Weissler, Alhadeff & Sitterson,
                                   P.A. 1992-1993




                               Part II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters

The Common Share Dividends and Market Data as set forth in the Company's 1996 Annual Report to Shareholders are incorporated herein by reference.

Item 6.  Selected Financial Data

The Six-Year Selected Financial & Statistical Data as set forth in the Company's 1996 Annual Report to Shareholders is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Management's Discussion and Analysis of Operations and Financial
Condition as set forth in the Company's 1996 Annual Report to Shareholders is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

The Consolidated Balance Sheets as of December 31, 1996 and 1995, and the related Statements of Consolidated Income, Consolidated Retained Earnings and Consolidated Cash Flows for each of the three years in the period ended December 31, 1996, Notes to Consolidated Financial Statements, the Independent Auditors' Report of Deloitte & Touche LLP dated February 14, 1997 and Quarterly Results of Operations, as set forth in the Company's 1996 Annual Report to Shareholders, are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

Not applicable.
                               Part III

Item 10. Directors and Executive Officers of the Registrant

The information concerning directors and nominees for directors as set forth in the Company's Proxy Statement for the annual meeting of shareholders on April 22, 1997 is incorporated herein by reference.

Information required as to executive officers is included in Part I of this filing under the caption "Executive Officers of the Registrant."

Item 11. Executive Compensation

Executive compensation information as set forth in the Company's
Proxy Statement for the annual meeting of shareholders on April 22, 1997 is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and
         Management

Information concerning security ownership of certain beneficial owners and management as set forth in the Company's Proxy Statement for the annual meeting of shareholders on April 22, 1997 is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions as set forth in the Company's Proxy Statement for the annual meeting of shareholders on April 22, 1997 is incorporated herein by reference.

                               Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K

  (a) 1. Financial Statements

         The following consolidated financial statements and independent auditors' report, included in the Company's
         1996 Annual Report to Shareholders, are incorporated herein by reference.

         Statements of Consolidated Income for the Years Ended December 31, 1996, 1995 and 1994

         Statements of Consolidated Retained Earnings for the Years Ended December 31, 1996, 1995 and 1994

         Statements of Consolidated Cash Flows for the Years
            Ended December 31, 1996, 1995 and 1994

         Consolidated Balance Sheets at December 31, 1996 and
            1995

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


Exhibit
Number                        Description

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

10(d) The Company's 1992 Stock Incentive Plan (as amended)*. Incorporated by reference to Exhibit
             10(d) to the Company's Annual Report for 1992 on
             Form 10-K, File No. 1-6571; amendment of December 11, 1995 incorporated by reference to Exhibit 10(d) to the Company's Annual Report for 1995 on Form 10-K, File No. 1-6571.

10(e)(i)     Employment agreement between the Company and Robert
             P. Luciano (as amended)*. Incorporated by reference to Exhibit 10(e) (i) to the Company's Annual Report for 1989 on Form 10-K; first amendment incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report for the period ended June 30, 1994 on Form 10-Q; second amendment incorporated by reference to Exhibit 10(e)(i) to the Company's Annual Report for 1994 on Form 10-K, File No. 1-6571.

10(e)(ii)    Employment agreement between the Company and Richard
             J. Kogan (as amended)*. Incorporated by reference to
             Exhibit 10(e)(ii) to the Company's Annual Report
             for 1989 on Form 10-K; first amendment incorporated
             by reference to Exhibit 10(b) to the Company's
             Quarterly Report for the period ended June 30, 1994
             on Form 10-Q; second amendment incorporated by
             reference to Exhibit 10(e)(ii) to the Company's
Exhibit
Number                        Description

             Annual Report for 1994 on Form 10-K; third amendment incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report for the period ended September 30, 1995 on Form 10-Q, File No. 1-6571.

10(e)(iii)   Employment agreement between the Company and Hugh A.
             D'Andrade (as amended)*. Incorporated by reference to Exhibit 10(c) to the Company's
             Quarterly Report for the period ended June 30, 1994 on Form 10-Q; first amendment incorporated by reference to Exhibit 10(e)(iii) to the Company's
             Annual Report for 1994 on Form 10-K, File No. 1-
             6571; second amendment incorporated by reference to
             Exhibit 10(e)(iii) to the Company's Annual Report for
             1995 on Form 10-K, File No. 1-6571.

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

   Exhibit
   Number                  Description


   10(i)     Directors' Stock Award Plan*.  Incorporated by
          reference to Exhibit 10 to the Company's Quarterly Report for the period ended September 30, 1994 on Form 10-Q, File No. 1-6571; amendment of January 1, 1997 filed with this document.

10(j) The Company's Deferred Compensation Plan*. Plan incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report for the period ended
          September 30, 1995 on Form 10-Q, File No. 1-6571.

10(k)     The Company's Directors Deferred Stock Equivalency
          Program*.  Filed with this document.

11        Computation of Earnings Per Common Share.

12        Computation of Ratio of Earnings to Fixed Charges.

13 The Financial Section of the Company's 1996 Annual Report to Shareholders. With the exception of those portions of said Annual Report which are specifically incorporated by reference in this Form 10-K, such report shall not be deemed filed as part of this Form 10-K.

21        Subsidiaries of the registrant.

23        Consents of experts and counsel.

24        Power of attorney.

27        Financial Data Schedule.

99.1 Cautionary Statements regarding "Safe Harbor" provision of the Private Securities Litigation Reform Act of
          1995.

99.2      Forward-looking statements by the Company.

  All other exhibits are not applicable. Copies of above exhibits will be furnished upon request.

  * Compensatory plan, contract or arrangement.

(b) Reports on Form 8-K

None




                          SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized
                                             Schering-Plough Corporation
                                                    (Registrant)

Date March 3, 1997                      By      /s/ Thomas H. Kelly
                                                    Thomas H. Kelly
                                           Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

 By               *                  By               *
           Robert P. Luciano                  H. Barclay Morley
         Chairman and Director                    Director

 By               *                  By               *
           Richard Jay Kogan                  Carl E. Mundy, Jr.
    President and Chief Executive                 Director
         Officer and Director

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

 By               *                  By               *
           Hans W. Becherer                  William A. Schreyer
              Director                            Director

 By               *                  By               *
           Hugh A. D'Andrade               Robert F. W. van Oordt
              Director                            Director

 By               *                 By               *
            David C. Garfield                   R. J. Ventres
              Director                            Director

 By               *                 By               *
          Regina E. Herzlinger                   James Wood
              Director                            Director

*By /s/ Thomas H. Kelly             Date March 3, 1997
        Thomas H. Kelly
        Attorney-in-fact




                    INDEPENDENT AUDITORS' REPORT

Schering-Plough Corporation:

We have audited the consolidated balance sheets of Schering-Plough Corporation and subsidiaries as of December 31, 1996 and 1995 and the related statements of consolidated income, retained earnings and cash flows for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated February 14, 1997; such financial statements and report are included in your 1996 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Schering-Plough Corporation and subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express our opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/DELOITTE & TOUCHE LLP

Parsippany, New Jersey
February 14, 1997




                                                      	SCHEDULE II

                 SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
            FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                             (Dollars in millions)

Valuation and qualifying accounts deducted from assets to which they apply:

Allowances for accounts receivable:

                                 RESERVE      RESERVE       RESERVE
                                FOR DOUBTFUL   FOR CASH     FOR CLAIMS
                                  ACCOUNTS     DISCOUNTS    AND OTHER   TOTAL
1996
Balance at beginning of year       $ 49.6      $   8.1      $ 11.4       $ 69.1

 Additions:
   Charged to costs and expenses      2.4         90.4        10.2        103.0

 Translation adjustment               (.1)          .1          .1           .1

 Deductions from reserves            (1.5)       (86.7)      (11.0)       (99.2)

Balance at end of year             $ 50.4       $ 11.9      $ 10.7       $ 73.0

1995
Balance at beginning of year       $ 44.0       $  7.9      $  5.6       $ 57.5
Additions:
   Charged to costs and expenses     14.9         74.3        12.1        101.3

 Translation adjustment                .3          (.1)          -           .2

 Deductions from reserves            (9.6)       (74.0)       (6.3)       (89.9)

Balance at end of year             $ 49.6       $  8.1      $ 11.4      $  69.1

1994
Balance at beginning of year       $ 30.5       $  7.9      $  6.5      $  44.9

 Additions:
   Charged to costs and expenses     17.1         62.4         3.2         82.7

 Translation adjustment                .6          (.1)         .1           .6

 Deductions from reserves            (4.2)       (62.3)       (4.2)       (70.7)

Balance at end of year             $ 44.0       $  7.9      $  5.6      $  57.5