Form 10-Q
period 1997-03-31
SCHERING PLOUGH CORP
filed 1997-05-02
CIK 310158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549
                                FORM 10-Q





QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended March 31, 1997



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


                    YES    X             NO




Common Shares Outstanding as of March 31, 1997: 365,852,143

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

            SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED INCOME
                             (UNAUDITED)
           (Dollars in millions, except per share figures)
                                                Three Months
                                                   Ended
                                                  March 31

                                               1997      1996


Sales . . . . . . . . . . . . .              $1,568.1  $1,382.7
Costs and expenses:
 Cost of sales. . . . . . . . .                 289.3     262.7
 Selling, general
  and administrative. . . . . .                 593.5     503.3
 Research and development . . .                 179.2     162.9
 Other, net . . . . . . . . . .                   9.0      21.2
                                              1,071.0     950.1

Income before income taxes. . .                 497.1     432.6
Income taxes. . . . . . . . . .                 121.8     106.0
Net Income. . . . . . . . . . .                 375.3     326.6

Earnings per common share . . .              $   1.03  $    .89

Dividends per common share. . .              $    .33  $    .29

        See notes to consolidated financial statements.

             SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED)
            (Dollars in millions, except per share figures)
                                              March 31,   December 31,
                                                1997          1996
Assets

 Cash and cash equivalents . . . . . . . . $    757.1     $   535.1
 Accounts receivable, net. . . . . . . . .      755.7         542.0
 Inventories . . . . . . . . . . . . . . .      575.9         594.1
 Prepaid expenses, deferred income
  taxes and other current assets . . . . .      723.4         693.4
     Total current assets. . . . . . . . .    2,812.1       2,364.6
 Property, plant and equipment . . . . . .    3,374.8       3,362.5
 Less accumulated depreciation . . . . . .    1,125.6       1,116.2
     Property, net . . . . . . . . . . . .    2,249.2       2,246.3
 Other assets. . . . . . . . . . . . . . .      795.0         787.2
                                           $  5,856.3     $ 5,398.1
Liabilities and Shareholders' Equity

 Accounts payable. . . . . . . . . . . . . $    548.7     $   560.6
 Short-term borrowings and current
  portion of long-term debt. . . . . . . .    1,035.5         855.1
 Other accrued liabilities . . . . . . . .    1,215.2       1,183.4
     Total current liabilities . . . . . .    2,799.4       2,599.1
 Long-term debt. . . . . . . . . . . . . .       46.0          46.4
 Other long-term liabilities . . . . . . .      714.4         692.7

Shareholders' Equity:
 Preferred shares - $1 par value
  each; issued - none. . . . . . . . . . .          -             -
 Common shares - $1 par value each; shares
  issued: 1997 - 507,376,729
  1996 - 507,368,360 . . . . . . . . . . .      507.4         507.4
 Paid-in capital . . . . . . . . . . . . .      192.7         172.3
 Retained earnings . . . . . . . . . . . .    5,335.4       5,080.6
 Foreign currency translation
  adjustment and other . . . . . . . . . .     (177.7)       (140.6)
     Total . . . . . . . . . . . . . . . .    5,857.8       5,619.7
 Less treasury shares, at cost -
  1997, 141,524,586 shares;
  1996, 142,001,799 shares . . . . . . . .    3,561.3       3,559.8
     Total shareholders' equity. . . . . .    2,296.5       2,059.9
                                           $  5,856.3     $ 5,398.1

              See notes to consolidated financial statements.

                SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
                    STATEMENTS OF CONSOLIDATED CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31
                                 (UNAUDITED)
                            (Dollars in millions)
                                               1997          1996
Operating Activities:
 Net Income. . . . . . . . . . . . . . . .   $  375.3      $ 326.6
 Depreciation and amortization . . . . . .       46.6         42.3
 Accounts receivable . . . . . . . . . . .     (238.4)      (149.9)
 Inventories . . . . . . . . . . . . . . .       (4.8)       (27.9)
 Prepaid expenses and other assets . . . .      (63.7)       (54.2)
 Accounts payable and other liabilities  .       74.0        146.0
 Net cash provided by operating activities      189.0        282.9

Investing Activities:
 Capital expenditures. . . . . . . . . . .      (60.1)       (48.9)
 Proceeds from sales of investments. . . .       28.5           .4
 Purchases of investments. . . . . . . . .      (31.3)        (7.4)
 Other, net. . . . . . . . . . . . . . . .       (3.0)         2.4
 Net cash used for investing
  activities . . . . . . . . . . . . . . .      (65.9)       (53.5)

Financing Activities:
 Short-term borrowings, net. . . . . . . .      205.8       (106.5)
 Common shares repurchased . . . . . . . .       (2.7)           -
 Dividends paid to common shareholders . .     (120.5)      (105.9)
 Other equity transactions, net. . . . . .       17.7         18.5
 Net cash provided by (used for) financing
  activities . . . . . . . . . . . . . . .      100.3       (193.9)

Effect of exchange rates on cash and
 cash equivalents. . . . . . . . . . . . .       (1.4)         (.1)
Net increase in cash and cash equivalents .     222.0         35.4
Cash and cash equivalents, beginning
 of period . . . . . . . . . . . . . . . .      535.1        321.4
Cash and cash equivalents, end of period .   $  757.1      $ 356.8

              See notes to consolidated financial statements.



          SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)
         (Dollars in millions, except per share figures)


Basis of Presentation

The unaudited financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The statements should be read in conjunction with the accounting policies and notes to consolidated financial statements included in the Company's 1996 Annual Report on Form 10-K.

In the opinion of management, the financial statements reflect all adjustments necessary for a fair statement of the operations for the interim periods presented.

Earnings Per Common Share

Earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. Shares issuable through the exercise of stock options and warrants and under deferred delivery agreements are not considered in the
calculation,   as  they  do  not  have  a  material  effect   on   the
determination of earnings per common share. The weighted-average number of shares used in the computation of earnings per common share for the three months ended March 31, 1997 and 1996 were 365,644,316 and 365,708,883, respectively.

On   April   22,  1997,  the  Board  of  Directors  of   the   Company
authorized   a  2-for-1  stock  split,  and  voted  to  increase   the
number   of  authorized  common  shares  from  600  million   to   1.2
billion. Distribution of the split shares will be made on June 3, 1997, to shareholders of record at the close of business on May 2, 1997. The number of shares and the per share amounts included in these consolidated financial statements are presented before giving effect to the stock split. Proforma earnings per common share on a post-split basis for the three months ended March 31, 1997 and 1996 would be $.51 and $.45, respectively.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". The new standard revises certain methodology and disclosure requirements for reporting earnings per common share. The new standard will require the reporting of two earnings per share figures on the face of income statements:
basic  earnings  per  share  and diluted  earnings  per  share.   SFAS
No. 128 must be adopted in the fourth quarter of 1997 with earlier adoption prohibited. Basic earnings per share, for the
Company,  is  expected  to  be  the  same  as  reported  earnings  per share. Diluted earnings per share is expected to be substantially the same as fully diluted earnings per share reported in an Exhibit to the Company's quarterly Form 10-Q's and annual Form 10-K.

Inventories

Inventories consisted of:             March 31,     December 31,
                                        1997           1996

    Finished products . . . . . . .   $ 249.1        $ 296.7
    Goods in process. . . . . . . .     193.5          173.0
    Raw materials and supplies. . .     133.3          124.4
      Total inventories . . . . . .   $ 575.9        $ 594.1

Sales

Segment  sales  for  the three months ended March 31,  1997  and  1996 were as follows:
                                       1997            1996

    Pharmaceutical products . . . .  $1,371.3        $1,197.9
    Health care products. . . . . .     196.8           184.8
      Consolidated sales. . . . . .  $1,568.1        $1,382.7

Legal and Environmental Matters

The  Company  is  involved  in various claims  and  legal  proceedings of a nature considered normal to its business, including environmental matters and product liability cases. The recorded liabilities for these matters at March 31, 1997 were not material. Management believes that, except for the matters discussed in the following paragraph, it is remote that any material liability in excess of the amounts accrued will be incurred.

The Company is a defendant in more than 160 antitrust actions commenced in state and federal courts by independent retail pharmacies, chain retail pharmacies and consumers. The plaintiffs allege price discrimination and/or conspiracy between the Company and other defendants to restrain trade by jointly refusing to sell prescription drugs at discounted prices to the plaintiffs. One of the federal cases is a class action on behalf of approximately two-thirds of all retail pharmacies in the United States alleging a price-fixing conspiracy. The Company has agreed to settle the federal class action for a total of $22.1 payable over three years. The settlement provides, among other things, that the Company shall not refuse to grant discounts on brand-name prescription drugs to a retailer based solely on its status as a retailer and that, to the extent a retailer can demonstrate its ability to affect market share of a
Company  brand  name  prescription  drug  in  the  same  manner  as  a managed care organization with which the retailer competes, it will be entitled to negotiate similar incentives subject to the rights, obligations, exemptions and defenses of the Robinson-Patman Act and other laws and regulations. The District Court approved the settlement of the federal class action on June 21,
1996. In early July, the Seventh Circuit Court of Appeals agreed to review before trial the District Court's denial of defendants'
summary judgment motion seeking dismissal of all claims by indirect purchasers of pharmaceutical products in all remaining cases before the District Court. In addition, the Seventh Circuit
Court  of  Appeals  will  hear an appeal by the  plaintiffs  from  the grant of summary judgment to the wholesaler defendants and an appeal by certain plaintiffs from the approval of the settlement by the District Court. In April 1997, certain of the plaintiffs in the federal class action commenced another purported class action in Federal District Court in Illinois against the Company and the other defendants who settled the previous federal class
action.   The  complaint  alleges that the  defendants  conspired  not to implement the settlement commitments following the settlement discussed above. The complaint seeks solely injunctive relief and the plaintiffs have moved to have the District Court set a date for a hearing on a request for a preliminary injunction. Four of the state antitrust cases have been certified as class
actions.    Two  are  class  actions  on  behalf  of  certain   retail
pharmacies in California and Wisconsin, and the other two are class actions in California and the District of Columbia, on behalf of certain consumers of prescription medicine. Plaintiffs seek treble damages in an unspecified amount and an injunction against the allegedly unlawful conduct. The Company believes that all the antitrust actions are without merit and is defending itself vigorously against all such claims.



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results  of  Operations  -  three months  ended  March  31,  1997 compared with the corresponding period in 1996.

Sales

Consolidated sales for the first quarter increased $185.4 million or 13 percent compared with the same period in 1996. Excluding the effect of foreign currency exchange rate fluctuations, consolidated sales grew 16 percent. This performance reflects worldwide CLARITIN brand sales of $353 million in the first quarter, compared with $237 million in 1996.

Domestic prescription pharmaceutical sales advanced 21 percent for the first three months of 1997. Sales of allergy/respiratory products increased 24 percent, due to continued strong growth of the CLARITIN brand of nonsedating antihistamines and increases for VANCENASE allergy products.

The domestic allergy/respiratory sales gain reflects a 44 percent decline in sales of the PROVENTIL (albuterol) line of asthma products, due to increased generic competition. Sales of the PROVENTIL line totaled $65 million for the quarter, with metered-dose inhalers contributing over 50 percent. The PROVENTIL line has been subject to generic competition, and in December 1995 generic metered-dose inhalers entered the market. In response, the Company's generic pharmaceutical marketing subsidiary, Warrick Pharmaceuticals, launched its generic inhaler in December 1995. In December 1996, the Company further enhanced its position in the albuterol asthma market by launching PROVENTIL HFA, a new metered-dose inhaler that uses an advanced delivery system and a propellant free of ozone-damaging chlorofluorocarbons. Competition from generic metered-dose inhalers will, however, continue to negatively affect future sales and profitability of the PROVENTIL (albuterol) line of asthma products.

U.S. sales of cardiovascular products grew 16 percent for the quarter, reflecting market share gains for IMDUR, a once-daily oral nitrate for angina.

Domestic sales of anti-infective and anticancer products declined 2 percent compared with 1996, primarily due to lower sales of EULEXIN, a prostate cancer therapy, reflecting branded competition. This decline in anti-infective and anticancer products was moderated by increased utilization of INTRON A, the Company's alpha interferon anticancer and antiviral agent, for hepatitis and malignant melanoma. Sales of dermatological products declined 1 percent for the quarter.





International ethical pharmaceutical product sales increased 6 percent for the first three months of 1997. Excluding the impact of foreign currency exchange rate fluctuations, sales would have risen 12 percent. Sales of allergy/respiratory products advanced 23 percent for the quarter, led by CLARITIN in most world markets and other allergy products in Japan.

International anti-infective and anticancer product sales gained 11 percent in the quarter, primarily due to gains for INTRON A. Sales of dermatological products grew 4 percent, benefiting from higher sales of ELOCON, a mid-potency topical corticosteriod. Cardiovascular product sales grew 3 percent.

Worldwide sales of animal health products rose 33 percent in the first quarter, excluding foreign exchange rate fluctuations. The sales increase was primarily in the U.S. where NUFLOR, a broad-spectrum, multi-species antibiotic, was recently launched.

Sales of health care products increased 6 percent in the first quarter. Footcare product sales rose 20 percent, primarily due to the recent introductions of DYNA STEP and gel insoles, while Suncare product sales increased 7 percent. Over-the-counter product sales declined 8 percent due to the sales decline of the CORRECTOL line of laxatives.

Income before income taxes increased 15 percent for the quarter as compared with 1996, and represented 31.7 percent of sales versus 31.3 percent last year.

Cost of sales as a percentage of sales declined to 18.4 percent from 19.0 in 1996, principally the result of a favorable sales mix of higher margin pharmaceutical products.

Selling, general and administrative expenses represented 37.8 percent of sales in the first quarter compared with 36.4 percent last year. The increase in ratio was the result of increased selling and promotional related spending, primarily for the CLARITIN brand.

Research and development spending rose 10 percent in the quarter, representing 11.4 percent of sales compared with 11.8 percent a year ago. The higher spending reflects the Company's funding of both internal research efforts and research collaborations with various partners to develop a steady flow of innovative products and line extensions.

The effective tax rate was 24.5 percent in the first three months of both 1997 and 1996.






Earnings per common share advanced 16 percent in the first quarter to $1.03 from $.89 in 1996. Excluding the impact of fluctuations in foreign currency exchange rates, earnings per common share would have risen approximately 18 percent in the quarter. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". For additional information, see "Earnings Per Common Share" in the Notes to Consolidated Financial Statements.

Additional Factors Influencing Operations

In the United States, many of the Company's pharmaceutical products are subject to increasingly competitive pricing as managed care groups, institutions, government agencies and other buying groups seek price discounts. In most international markets, the Company operates in an environment of government-mandated cost containment programs. Several governments have placed restrictions on physician prescription levels and patient reimbursements, emphasized greater use of generic drugs and enacted across-the-board price cuts as methods of cost control.

Since the Company is unable to predict the final form and timing of any future domestic and international governmental or other health care initiatives, their effect on operations and cash flows cannot be reasonably estimated.

The market for pharmaceutical products is competitive. The Company's operations may be affected by technological advances of competitors, patents granted to competitors, new products of competitors, and generic competition as the Company's products mature. In addition, patent positions can be highly uncertain and an adverse result in a patent dispute can preclude commercialization of products or negatively affect sales of existing products. The effect on operations of competitive factors and patent disputes cannot be predicted.

Uncertainties inherent in government regulatory approval processes, including among other things delays in approval of new products, may also affect the Company's operations. The effect on operations of regulatory approval processes cannot be predicted.

Liquidity and financial resources - three months ended March  31,
1997

Cash generated from operations continues to be the Company's major source of funds to finance working capital, additions to property, shareholder dividends and common share repurchases. Cash and cash equivalents increased by $222.0 million in the first three months of 1997, primarily due to cash provided by operating activities of $189.0 million and the net increase in short-term borrowings of $205.8 million which exceeded the funding required for shareholder dividends of $120.5 million and for capital expenditures of $60.1 million.

In   September  1996,  the  Board  of  Directors  authorized  the repurchase of $500 million of common shares. As of March 31, 1997 this program was approximately 74 percent complete.

In April 1997, the Board of Directors increased the quarterly dividend 15 percent to $.38 per share from $.33, and authorized a 2-for-1 stock split of the Company's common shares. The distribution of the split shares will be made on June 3, 1997, to the shareholders of record at the close of business on May 2, 1997.

The Company's liquidity and financial resources continue to be sufficient to meet its operating needs.

Cautionary Statements for Forward Looking Information

Management's discussion and analysis set forth above contains certain forward looking statements, including statements regarding the Company's financial position and results of operations. These forward looking statements are based on current expectations. Certain factors have been identified by the Company in Exhibit 99.1 of the Company's December 31, 1996, Form 10-K filed with the Securities and Exchange Commission, which could cause the Company's actual results to differ materially from expected and historical results. Exhibit 99.1 from the Form 10-K is incorporated by reference herein.





PART II  OTHER INFORMATION

Item 1.   Legal Proceedings

The fourth paragraph of Item 3, Legal Proceedings, of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, relating to certain antitrust actions, is incorporated herein by reference. In April 1997, certain of the plaintiffs in the federal class action commenced another purported class action in Federal District Court in Illinois against the Company and the other defendants who settled the previous federal class action. The complaint alleges that the defendants conspired not to implement the settlement commitments following the settlement discussed in the fourth paragraph of
Item 3. The complaint seeks solely injunctive relief and the plaintiffs have moved to have the District Court set a date for a hearing on a request for a preliminary injunction. The Company believes the action is without merit and is defending itself vigorously.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)   The  Annual Meeting of Shareholders was held on  April  22,
1997.

(b)  Not applicable.

(c)  The designation by the Board of Directors of Deloitte &
Touche LLP to audit the books and accounts of the Corporation for the year ended December 31, 1997 was ratified by a vote of shares as follows:

     FOR                 AGAINST               ABSTAIN

 324,682,098             527,777               736,936

  All of the nominees for director were elected for a three year term by a vote of shares, as follows:

                          FOR           WITHHELD

David C. Garfield     322,376,044       3,570,767
Robert P. Luciano     322,494,229       3,452,582
H. Barclay Morley     322,412,009       3,534,802
Carl E. Mundy, Jr.    321,457,359       4,489,452
Patricia F. Russo     321,677,997       4,268,814









The 1997 Stock Incentive Plan, adopted by the Board of Directors of the Corporation and as presented to the Shareholders on April
22, 1997, was adopted by a vote of shares as follows:

     FOR                AGAINST               ABSTAIN

 306,065,396          16,774,132             3,107,283

(d)      None

Item 6.  Exhibits and Reports on Form 8-K

a)    Exhibits  -   The following Exhibits are  filed  with  this
document:

     Exhibit
     Number                    Description

      10(a)       - Amended and Restated SERP Rabbi Trust

      10(b)       - Amendment  to  the  Executive  Incentive
                    Plan Trust Agreement

      11          - Computation of Earnings Per Common Share

      27          - Financial Data Schedule

 b)  Reports on Form 8-K:

     No report has been filed during the three months ended
     March 31, 1997.




                       SIGNATURE(S)



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Schering-Plough Corporation
                                        (Registrant)


Date  May 2, 1997                   /s/Thomas H. Kelly
                                       Thomas H. Kelly
                               Vice President and Controller