Form 10-Q
period 1997-06-30
SCHERING PLOUGH CORP
filed 1997-08-08
CIK 310158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549
                                FORM 10-Q





QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934


	For the quarterly period ended June 30, 1997



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


                    YES    X             NO




Common Shares Outstanding as of June 30, 1997:  732,649,197



PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

            SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED INCOME
                             (UNAUDITED)
           (Dollars in millions, except per share figures)
                                  Three Months             Six Months
                                      Ended                  Ended
                                      June 30               June 30


                                  1997      1996        1997     1996


Sales . . . . . . . . . . . . . $1,719.8  $1,476.6    $3,287.9 $2,859.3
Costs and expenses:
 Cost of sales. . . . . . . . .    329.9     287.0       619.2    549.7
 Selling, general
  and administrative. . . . . .    679.7     578.6     1,273.2  1,081.9
 Research and development . . .    208.7     177.9       387.9    340.8
 Other, net . . . . . . . . . .      7.4      13.1        16.4     34.3
                                 1,225.7   1,056.6     2,296.7  2,006.7

Income before income taxes. . .    494.1     420.0       991.2    852.6
Income taxes. . . . . . . . . .    121.0     102.9       242.8    208.9
Net Income. . . . . . . . . . .    373.1     317.1       748.4    643.7

Earnings per common share . . . $    .51  $    .43    $   1.02 $   .88

Dividends per common share. . . $    .19  $   .165    $   .355 $   .31

        See notes to consolidated financial statements.

             SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED)
            (Dollars in millions, except per share figures)
                                               June 30,   December 31,
                                                1997          1996
Assets

 Cash and cash equivalents . . . . . . . . $    699.2     $   535.1
 Accounts receivable, net. . . . . . . . .      834.6         542.0
 Inventories . . . . . . . . . . . . . . .      729.0         594.1
 Prepaid expenses, deferred income
  taxes and other current assets . . . . .      841.2         693.4
     Total current assets. . . . . . . . .    3,104.0       2,364.6
 Property, plant and equipment . . . . . .    3,570.2       3,362.5
 Less accumulated depreciation . . . . . .    1,158.7       1,116.2
     Property, net . . . . . . . . . . . .    2,411.5       2,246.3
 Other assets. . . . . . . . . . . . . . .    1,021.0         787.2
                                           $  6,536.5     $ 5,398.1
Liabilities and Shareholders' Equity

 Accounts payable. . . . . . . . . . . . . $    586.3     $   560.6
 Short-term borrowings and current
  portion of long-term debt. . . . . . . .    1,051.5         855.1
 Other accrued liabilities . . . . . . . .    1,535.7       1,183.4
     Total current liabilities . . . . . .    3,173.5       2,599.1
 Long-term debt. . . . . . . . . . . . . .       64.7          46.4
 Other long-term liabilities . . . . . . .      746.5         692.7

Shareholders' Equity:
 Preferred shares - $1 par value
  each; issued - none. . . . . . . . . . .          -             -
 Common shares - $1 par value each; shares
  issued: 1997 - 1,014,753,458
  1996 - 507,368,360 . . . . . . . . . . .    1,014.8         507.4
 Paid-in capital . . . . . . . . . . . . .       17.2         172.3
 Retained earnings . . . . . . . . . . . .    5,259.4       5,080.6
 Foreign currency translation
  adjustment and other . . . . . . . . . .     (179.1)      (140.6)
     Total . . . . . . . . . . . . . . . .    6,112.3       5,619.7
 Less treasury shares, at cost -
  1997, 282,104,261 shares;
  1996, 142,001,799 shares . . . . . . . .    3,560.5       3,559.8
     Total shareholders' equity. . . . . .    2,551.8       2,059.9
                                           $  6,536.5     $ 5,398.1

              See notes to consolidated financial statements.

                SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
                    STATEMENTS OF CONSOLIDATED CASH FLOWS
                    FOR THE SIX MONTHS ENDED JUNE 30
                                 (UNAUDITED)
                            (Dollars in millions)
                                               1997          1996
Operating Activities:
 Net Income. . . . . . . . . . . . . . . .   $  748.4      $ 643.7
 Depreciation and amortization . . . . . .       95.4         84.2
 Accounts receivable . . . . . . . . . . .     (177.8)       (84.2)
 Inventories . . . . . . . . . . . . . . .      (18.9)       (45.9)
 Prepaid expenses and other assets . . . .     (114.7)      (115.9)
 Accounts payable and other liabilities  .      187.2        194.2
 Net cash provided by operating activities      719.6        676.1

Investing Activities:
 Purchase of business, net of cash
  acquired . . . . . . . . . . . . . . . .     (314.5)           -
 Capital expenditures. . . . . . . . . . .     (126.7)      (125.9)
 Proceeds from sales of investments. . . .       34.2           .6
 Purchases of investments. . . . . . . . .      (79.2)       (15.5)
 Other, net. . . . . . . . . . . . . . . .      (12.5)        (1.1)
 Net cash used for investing
  activities . . . . . . . . . . . . . . .     (498.7)      (141.9)

Financing Activities:
 Short-term borrowings, net. . . . . . . .      163.9        (59.1)
 Repayment of long-term debt . . . . . . .          -       (100.0)
 Common shares repurchased . . . . . . . .       (2.6)        (6.2)
 Dividends paid to common shareholders . .     (259.7)      (227.8)
 Other equity transactions, net. . . . . .       42.9         35.6
 Net cash used for financing
  activities . . . . . . . . . . . . . . .      (55.5)      (357.5)

Effect of exchange rates on cash and
 cash equivalents. . . . . . . . . . . . .       (1.3)         (.5)
Net increase in cash and cash equivalents .     164.1        176.2
Cash and cash equivalents, beginning
 of period . . . . . . . . . . . . . . . .      535.1        321.4
Cash and cash equivalents, end of period .   $  699.2      $ 497.6

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

Accounting Policies - Derivatives
The following disclosures reflect the additional accounting policy disclosures required by the SEC's January 1997 release regarding derivatives and financial instruments.

The Company does not enter into derivatives for speculation or trading purposes.

The only derivatives currently used by the Company for hedging purposes are foreign currency swap contracts initiated in the 1980's. These contracts are designated as hedges of the Company's net investment in Japan, and are deemed effective as a hedge when the related translation gain or loss equals or exceeds the after tax gain or loss on the contracts. If all or any portion of the contracts are not effective as a hedge, the related gain or loss is recorded in income. Cash flows upon settlement of these contracts are classified as investing activities.

The Company has used interest rate swap contracts for international cash management purposes. Interest rate swaps are recorded at market value. Changes in market value during the period are recorded in earnings. Annual net cash flows for payments and receipts under the contracts are not material. The net asset or liability under each interest rate swap is recorded in other current assets or other accrued liabilities, as applicable.

Earnings Per Common Share

Earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. Shares issuable through the exercise of stock options and warrants and under deferred delivery agreements are not considered in the calculation, as they do not have a material effect on the determination of earnings per common share. The weighted-average number of shares used in the computation of earnings per common share for the six months ended June 30, 1997 and 1996 were 731,736,000 and 734,630,000, respectively.

On April 22, 1997, the Board of Directors of the Company authorized a 2-for-1 stock split, and voted to increase the number of authorized common shares from 600 million to 1.2 billion. Distribution of the split shares was made on June 3, 1997, to shareholders of record at the close of business on May 2, 1997. The per share amounts included in these consolidated financial statements reflect the stock split.

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

Share Purchase Rights
In June 1997, the Board of Directors of the Company approved the redemption of the Company's outstanding Preferred Share Purchase Rights at the redemption price of $.00125 per right, effective July 10, 1997. The Board also declared a dividend distribution of one new Preferred Share Purchase Right on each outstanding share of Schering-Plough common stock to replace the rights being redeemed.

The 1997 rights will be exercisable only if a person or group acquires 20 percent or more of the Company's common stock or announces a tender offer which, if completed, would result in ownership by a person or group of 20 percent or more of the Company's common stock. Should a person acquire 20 percent or more of the Company's outstanding common stock through a merger or other business combination transaction, each right will entitle its holder (other than such acquirer) to purchase common shares of either Schering-Plough or the acquirer, as applicable, having a market value of twice the exercise price of the right. The exercise price is $200.00 for each right.

Following the acquisition by a person or group of beneficial ownership of 20 percent or more but less than 50 percent of the Company's common stock, the Board of Directors may call for the exchange of the rights (other than rights owned by such acquirer), in whole or in part, for the common stock at an exchange ratio of one for one, or one one-hundredth of a share of the Junior Participating Preferred Stock per right. Also, prior to the acquisition by a person or group of beneficial ownership of 20 percent or more of the Company's common stock, the rights are redeemable for 1 cent per right at the option of the Board of Directors. The new rights will expire in July, 2007 unless earlier redeemed. The Board of Directors is also authorized to reduce the 20 percent thresholds referred to above to not less than 10 percent.

Acquisition

On June 30, 1997 the Company acquired the worldwide animal health business of Mallinckrodt Inc. for approximately $490, including the assumption of debt and direct costs of the acquisition. The acquisition was recorded under the purchase method of accounting. The June 30, 1997 balance sheet reflects a preliminary allocation of the purchase price pending the completion of fair value studies of individual assets acquired. The results of operations of the purchased animal health business will be included in the Company's statement of consolidated income beginning in the third quarter of 1997. Other assets include net intangible assets totaling $465.1 and $296.8 at June 30, 1997 and December 31, 1996, respectively; the increase is primarily due to the acquisition of the worldwide animal health business of Mallinckrodt Inc. Pro forma results of the Company, assuming the acquisition had been made at the beginning of each period presented, would not be materially different from the results reported.

Inventories

Inventories consisted of:              June 30,     December 31,
                                        1997           1996

    Finished products . . . . . . .   $ 362.1        $ 296.7
    Goods in process. . . . . . . .     215.0          173.0
    Raw materials and supplies. . .     151.9          124.4
      Total inventories . . . . . .   $ 729.0        $ 594.1

Sales

Segment sales for the six months ended June 30, 1997 and 1996 were as follows:
                                       1997            1996

    Pharmaceutical products . . . .  $2,910.5        $2,504.2
    Health care products. . . . . .     377.4           355.1
      Consolidated sales. . . . . .  $3,287.9        $2,859.3

Legal and Environmental Matters

The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including environmental matters and product liability cases. The recorded liabilities for these matters at June 30, 1997 were not material. Management believes that, except for the matters discussed in the following paragraph, it is remote that any material liability in excess of the amounts accrued will be incurred.

The Company is a defendant in more than 160 antitrust actions commenced in state and federal courts by independent retail pharmacies, chain retail pharmacies and consumers. The plaintiffs allege price discrimination and/or conspiracy between the Company and other defendants to restrain trade by jointly refusing to sell prescription drugs at discounted prices to the plaintiffs. One of the federal cases is a class action on behalf of approximately two-thirds of all retail pharmacies in the United States alleging a price-fixing conspiracy. The Company has agreed to settle the federal class action for a total of $22.1 payable over three years. The settlement provides, among other things, that the Company shall not refuse to grant discounts on brand-name prescription drugs to a retailer based solely on its status as a retailer and that, to the extent a retailer can demonstrate its ability to affect market share of a Company brand name prescription drug in the same manner as a managed care organization with which the retailer competes, it will be entitled to negotiate similar incentives subject to the rights, obligations, exemptions and defenses of the Robinson-Patman Act and other laws and regulations. The District Court approved the settlement of the federal class action on June 21, 1996. In early July 1996, the Seventh Circuit Court of Appeals agreed to review before trial the District Court's denial of defendants' summary judgment motion seeking dismissal of all claims by indirect purchasers of pharmaceutical products in all remaining cases before the District Court. In addition, the Seventh Circuit Court of Appeals will hear an appeal by the plaintiffs from the grant of summary judgment to the wholesaler defendants. In June 1997, the Seventh Circuit Court of Appeals dismissed an appeal by certain class members from the approval by the settlement by the District Court and a motion for rehearing was filed. In April 1997, certain of the plaintiffs in the federal class action commenced another purported class action in Federal District Court in Illinois against the Company and the other defendants who settled the previous federal class action. The complaint alleges that the defendants conspired not to implement the settlement commitments following the settlement discussed above. The complaint seeks solely injunctive relief and the plaintiffs have moved to have the District Court set a date for a hearing on a request for a preliminary injunction. Four of the state antitrust cases have been certified as class actions. Two are class actions on behalf of certain retail pharmacies in California and Wisconsin, and the other two are class actions in California and the District of Columbia, on behalf of certain consumers of prescription medicine. Plaintiffs seek treble damages in an unspecified amount and an injunction against the allegedly unlawful conduct. The Company believes that all the antitrust actions are without merit and is defending itself vigorously against all such claims.

New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Both standards for the Company are effective beginning in 1998. SFAS No. 130 will require the Company to add the reporting of Comprehensive Income to its financial statements. Under SFAS No. 131 the Company will continue to report information for its pharmaceutical and health care businesses.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations - three and six months ended June 30, 1997 compared with the corresponding periods in 1996.

Sales

Consolidated sales for the second quarter advanced $243.2 million or 16 percent compared with the same period in 1996. For the six months, sales rose $428.6 million or 15 percent over 1996. Excluding the effect of foreign currency exchange rate fluctuations, consolidated sales grew 19 percent in the quarter and 18 percent for the six month period. This performance reflects worldwide sales of the CLARITIN brand of nonsedating antihistamines of $536 million and $889 million for the quarter and first half, respectively, compared with $347 million and $584 million for the corresponding periods in 1996.

Domestic prescription pharmaceutical sales increased 29 percent for the 1997 second quarter and 25 percent for the six-month period. Sales of allergy/respiratory products advanced 29 percent in the quarter and 26 percent for the first half, due to continued strong growth of the CLARITIN brand. Sales of VANCENASE allergy products declined in the quarter due to the
first quarter trade stock-in of the new once-daily version.   For
the six month period sales of VANCENASE grew. Sales of VANCERIL asthma products advanced in both periods reflecting the first quarter launch of a new "Double Strength".

The domestic allergy/respiratory sales gain reflects a 25 percent decline in sales of the PROVENTIL (albuterol) line of asthma products for the quarter, and a 36 percent decline for the first half, due to increased generic competition. Sales of the PROVENTIL line totaled $67 million for the quarter and $132 million for the six months, with metered-dose inhalers contributing over 50 percent. The PROVENTIL line has been subject to generic competition, and in December 1995 generic metered-dose inhalers entered the market. In response, the Company's generic pharmaceutical marketing subsidiary, Warrick Pharmaceuticals, launched its generic inhaler in December 1995. In December 1996, the Company began marketing PROVENTIL HFA, a new metered-dose inhaler that uses an advanced delivery system and a propellant free of ozone-damaging chlorofluorocarbons. Competition from generic metered-dose inhalers will, however, continue to negatively affect future sales and profitability of the PROVENTIL (albuterol) line of asthma products.

U.S. sales of cardiovascular products rose 18 percent in the quarter and 17 percent for the six months, reflecting market share gains for IMDUR, a once-daily oral nitrate for angina.

Domestic sales of anti-infective and anticancer products rose 37 percent in the quarter and 14 percent for the six-month period, primarily due to increased utilization of INTRON A, the Company's alpha interferon anticancer and antiviral agent for malignant melanoma and hepatitis C. Both periods, however, were negatively affected by lower sales of EULEXIN, a prostate cancer treatment, due to branded competition.

U.S. sales of dermatological products increased 14 percent for the quarter and 6 percent for the six months, primarily due to higher sales of LOTRISONE, an antifungal/anti-inflammatory cream, and ELOCON, a mid-potency topical corticosteroid.

International ethical pharmaceutical product sales increased 5 percent for the second quarter and 6 percent for the six-month period. Excluding the impact of foreign currency exchange rate fluctuations, sales would have risen 12 percent in both periods. Sales of allergy/respiratory products advanced 16 percent for the quarter and 19 percent for the first half, led by CLARITIN in most world markets.

International dermatological product sales advanced 9 percent in the quarter and 7 percent for the six-month period, primarily reflecting gains for ELOCON. Cardiovascular product sales grew 15 percent for the second quarter and 9 percent for the six months, led by higher sales of NITRO-DUR.

International sales of anti-infective and anticancer products declined 2 percent in the second quarter but rose 4 percent for the six months. Both periods were negatively impacted by lower EULEXIN sales due to generic and branded competition in Europe. While sales of INTRON A were flat in the quarter, growth was recorded for the six-month period. International sales, in both periods, also benefited from higher sales of LOSEC, an anti-ulcer treatment licensed from AB Astra.

Worldwide sales of animal health products rose 5 percent in the quarter and 18 percent in the first half, excluding foreign exchange rate fluctuations. The six-month period benefited from higher sales of NUFLOR, a broad-spectrum, multi-species antibiotic. On June 30, 1997, the Company completed the acquisition of the worldwide animal health business of Mallinckrodt, Inc. The results of operations from this acquisition will be included in the Company's statement of consolidated income beginning in the third quarter of 1997.

Sales of health care products increased 6 percent in both the second quarter and first half of 1997. Strong foot care sales, which benefited from the addition of DYNA STEP inserts to the DR. SCHOLL'S foot care line, added to both periods. Sun care sales were flat in the quarter, but grew 4 percent in the six months. Sales of over-the-counter products increased 3 percent in the second quarter, while down 3 percent for the six-month period.

Income before income taxes increased 18 percent for the quarter compared with 1996, and represented 28.7 percent of sales versus
28.4 percent last year. For the six months, income before taxes grew 16 percent over 1996, representing 30.1 percent of sales compared with 29.8 percent of last year.

Cost of sales as a percentage of sales decreased to 19.2 percent in the quarter from 19.4 percent in 1996, and for the first half, the ratio declined to 18.8 percent from 19.2 percent in 1996. These declines are the result of a more favorable sales mix of higher margin domestic pharmaceutical products.

Selling, general and administrative expenses represented 39.5 percent of sales in the second quarter compared with 39.2 percent last year. For the six-month period, the ratio was 38.7 percent versus 37.8 percent in 1996. The increases in the ratios reflect higher selling and promotional related spending, primarily for the CLARITIN brand and INTRON A.

Research and development spending rose 17 percent in the quarter, representing 12.1 percent of sales compared with 12.0 percent a year ago. For the first half, spending grew 14 percent, and represented 11.8 percent of sales versus 11.9 percent in 1996. The higher spending reflects the Company's funding of both internal research efforts and research collaborations with various partners to develop innovative products and line extensions.

The effective tax rate was 24.5 percent in the three- and six-month periods of both 1997 and 1996.

Earnings per common share advanced 19 percent in the second quarter to $.51 from $.43 in 1996. For the six-month period, earnings per share increased 16 percent to $1.02 from $.88 last year. Excluding the impact of fluctuations in foreign currency exchange rates, earnings per common share would have risen approximately 19 percent in the quarter and 17 percent for the six months. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". For additional information, see "Earnings Per Common Share" in the Notes to Consolidated Financial Statements.

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

Liquidity and financial resources - six months ended June 30,
1997

Cash generated from operations continues to be the Company's major source of funds to finance working capital, additions to property, shareholder dividends and common share repurchases. Cash and cash equivalents increased by $164.1 million in the first six months of 1997, primarily due to cash provided by operating activities of $719.6 million and the net increase in short-term borrowings of $163.9 million which exceeded the funding required for the acquisition of the animal health business of Mallinckrodt Inc. of $314.5 million, shareholder dividends of $259.7 million and capital expenditures of $126.7 million.

In September 1996, the Board of Directors authorized the repurchase of $500 million of common shares. As of June 30, 1997 this program was approximately 74 percent complete.

In April 1997, the Board of Directors authorized a 2-for-1 stock split of the Company's common shares. The distribution of the split shares was made on June 3, 1997, to the shareholders of record at the close of business on May 2, 1997. The per share amounts included in these consolidated financial statements reflect the stock split.

The Company's liquidity and financial resources continue to be sufficient to meet its operating needs.

Cautionary Statements for Forward Looking Information

Management's discussion and analysis set forth above contains certain forward looking statements, including statements regarding the Company's financial position and results of operations. These forward looking statements are based on current expectations. Certain factors have been identified by the Company in Exhibit 99.1 of the Company's December 31, 1996, Form 10-K filed with the Securities and Exchange Commission, which could cause the Company's actual results to differ materially from expected and historical results. Exhibit 99.1 from the Form 10-K is incorporated by reference herein



PART II  OTHER INFORMATION

Item 1.   Legal Proceedings

The fourth paragraph of Item 3, Legal Proceedings, of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (as updated in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997), relating to certain antitrust actions, is incorporated herein by reference. In June 1997, the Seventh Circuit Court of Appeals dismissed the appeal by certain class members from the approval of the settlement by the District Court and a motion for rehearing was filed.

Item 6.  Exhibits and Reports on Form 8-K

a) Exhibits - The following Exhibits are filed with this document:

     Exhibit
     Number                    Description

      3           - Certificate of Amendment of Certificate of
                    Incorporation of the Company

      4           - Rights Agreement between the Company and
                    The Bank of New York dated June 24, 1997.
                    Incorporated by reference to Exhibit 1 to the Form 8-A filed by the Company on June 30, 1997, file no. 1-6571.

      11          - Computation of Earnings Per Common Share

      27          - Financial Data Schedule

      99          - Company Statements Relating to Forward
                    Looking Information

 b)  Reports on Form 8-K:

     A report on Form 8-K was filed on June 2, 1997 under Item 5
     "Other Events" of Form 8-K relating to the acquisition of the worldwide animal health business of Mallinckrodt Inc.

A report on Form 8-K was filed on July 14, 1997 under Item 5 "Other Events" of Form 8-K relating to the Company's redemption, effective as of July 10, 1997, of all of the outstanding rights (the "Existing Rights") to purchase shares of Series A Junior Participating Preferred Stock, par value $1.00 per share, issued pursuant to the Rights Agreement, dated as of July 25, 1989, between the Company and The Bank of New York, as Rights Agent, at a redemption price of $.00125 per Existing Right, and, in conjunction therewith, the declaration of a dividend of one preferred share purchase right for each common share, par value $1.00 per share, of the Company outstanding at the close of business on July 10, 1997 to the stockholders of record on that date.


                       SIGNATURE(S)



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Schering-Plough Corporation
                                        (Registrant)


Date  August 8, 1997                /s/Thomas H. Kelly
                                       Thomas H. Kelly
                               Vice President and Controller