Form 10-Q
period 1997-09-30
SCHERING PLOUGH CORP
filed 1997-11-03
CIK 310158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549
                                FORM 10-Q





QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934


	For the quarterly period ended September 30, 1997



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


                    YES    X             NO




Common Shares Outstanding as of September 30, 1997:  732,150,623



PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

            SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED INCOME
                             (UNAUDITED)
           (Dollars in millions, except per share figures)
                                  Three Months           Nine Months
                                      Ended                  Ended
                                   September 30          September 30



                                  1997      1996        1997     1996



Sales . . . . . . . . . . . . . $1,709     $1,383      $4,997   $4,242
Costs and expenses:
 Cost of sales. . . . . . . . .    326        257         945      807
 Selling, general
  and administrative. . . . . .    681        563       1,954    1,645
 Research and development . . .    220        182         608      523
 Other, net . . . . . . . . . .     15         (5)         32       28
                                 1,242        997       3,539    3,003

Income before income taxes. . .    467        386       1,458    1,239
Income taxes. . . . . . . . . .    114         95         357      304
Net Income. . . . . . . . . . . $  353     $  291      $1,101   $  935

Earnings per common share . . . $  .48     $  .39      $ 1.50   $ 1.27

Dividends per common share. . . $  .19     $ .165      $ .545   $ .475

        See notes to consolidated financial statements.

             SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED)
            (Dollars in millions, except per share figures)
                                          September 30,   December 31,
                                               1997          1996
Assets

 Cash and cash equivalents . . . . . . . . $    732      $    535
 Accounts receivable, net. . . . . . . . .      588           542
 Inventories . . . . . . . . . . . . . . .      750           594
 Prepaid expenses. . . . . . . . . . . . .      251           246
 Deferred income taxes and other
  current assets . . . . . . . . . . . . .      635           448
     Total current assets. . . . . . . . .    2,956         2,365
 Property, plant and equipment . . . . . .    3,628         3,362
 Less accumulated depreciation . . . . . .    1,189         1,116
     Property, net . . . . . . . . . . . .    2,439         2,246
 Other assets. . . . . . . . . . . . . . .    1,053           787
                                           $  6,448       $ 5,398
Liabilities and Shareholders' Equity

 Accounts payable. . . . . . . . . . . . . $    667       $   561
 Short-term borrowings and current
  portion of long-term debt. . . . . . . .      761           855
 Other accrued liabilities . . . . . . . .    1,509         1,184
     Total current liabilities . . . . . .    2,937         2,600
 Long-term debt. . . . . . . . . . . . . .       64            46
 Other long-term liabilities . . . . . . .      744           692

Shareholders' Equity:
 Preferred shares - $1 par value
  each; issued - none. . . . . . . . . . .        -             -
 Common shares - $1 par value each; shares
  issued: 1997 - 1,014,759,198
  1996 - 507,368,360 . . . . . . . . . . .    1,015           507
 Paid-in capital . . . . . . . . . . . . .       33           172
 Retained earnings . . . . . . . . . . . .    5,472         5,081
 Foreign currency translation
  adjustment and other . . . . . . . . . .     (201)         (140)
     Total . . . . . . . . . . . . . . . .    6,319         5,620
 Less treasury shares, at cost -
  1997, 282,608,575 shares;
  1996, 142,001,799 shares . . . . . . . .    3,616         3,560
     Total shareholders' equity. . . . . .    2,703         2,060
                                           $  6,448       $ 5,398

              See notes to consolidated financial statements.

                SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
                    STATEMENTS OF CONSOLIDATED CASH FLOWS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                 (UNAUDITED)
                            (Dollars in millions)
                                               1997       1996
Operating Activities:
 Net Income. . . . . . . . . . . . . . . .   $1,101      $ 935
 Depreciation and amortization . . . . . .      157        127
 Accounts receivable . . . . . . . . . . .       41        (17)
 Inventories . . . . . . . . . . . . . . .      (55)       (84)
 Prepaid expenses and other assets . . . .     (179)      (145)
 Accounts payable and other liabilities  .      297        214
 Net cash provided by operating activities    1,362      1,030

Investing Activities:
 Purchase of business, net of cash
  acquired . . . . . . . . . . . . . . . .     (351)         -
 Capital expenditures. . . . . . . . . . .     (221)      (208)
 Proceeds from sales of investments. . . .       37          1
 Purchases of investments. . . . . . . . .      (98)       (35)
 Other, net. . . . . . . . . . . . . . . .      (20)        (2)
 Net cash used for investing
  activities . . . . . . . . . . . . . . .     (653)      (244)

Financing Activities:
 Short-term borrowings, net. . . . . . . .     (100)      (180)
 Repayment of long-term debt . . . . . . .       (3)      (140)
 Common shares repurchased . . . . . . . .      (56)       (46)
 Dividends paid to common shareholders . .     (400)      (350)
 Other equity transactions, net. . . . . .       54         46
 Net cash used for financing
  activities . . . . . . . . . . . . . . .     (505)      (670)

Effect of exchange rates on cash and
 cash equivalents. . . . . . . . . . . . .       (7)         -
Net increase in cash and cash equivalents .     197        116
Cash and cash equivalents, beginning
 of period . . . . . . . . . . . . . . . .      535        321
Cash and cash equivalents, end of period .   $  732      $ 437

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



Earnings Per Common Share

Earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. Shares issuable through the exercise of stock options and warrants and under deferred delivery agreements are not considered in the calculation, as they do not have a material effect on the determination of earnings per common share. The weighted-average number of shares used in the computation of earnings per common share for the nine months ended September 30, 1997 and 1996 were 731,899,000 and 735,952,000, respectively.

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

Acquisition

On June 30, 1997 the Company acquired the worldwide animal health business of Mallinckrodt Inc. for approximately $490, including the assumption of debt and direct costs of the acquisition. The acquisition was recorded under the purchase method of accounting. The September 30, 1997 balance sheet reflects a preliminary allocation of the purchase price pending the completion of fair value studies of individual assets acquired. The results of operations of the purchased animal health business have been included in the Company's statement of consolidated income from the date of acquisition. Consolidated other assets include net intangible assets totaling $472 and $297 at September 30, 1997 and December 31, 1996, respectively; the increase is primarily due to the acquisition of the worldwide animal health business of Mallinckrodt Inc. Pro forma results of the Company, assuming the acquisition had been made at the beginning of each period presented, would not be materially different from the results reported.

Inventories

Inventories consisted of:          September 30,     December 31,
                                       1997             1996

    Finished products . . . . . . .   $ 341          $ 297
    Goods in process. . . . . . . .     199            173
    Raw materials and supplies. . .     210            124
      Total inventories . . . . . .   $ 750          $ 594








Sales

Segment sales for the nine months ended September 30, 1997 and 1996 were as follows:
                                       1997            1996

    Pharmaceutical products . . . .  $4,462          $3,749
    Health care products. . . . . .     535             493
      Consolidated sales. . . . . .  $4,997          $4,242

Legal and Environmental Matters

The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including environmental matters and product liability cases. The recorded liabilities for these matters at September 30, 1997 were not material. Management believes that, except for the matters discussed in the following paragraph, it is remote that any material liability in excess of the amounts accrued will be incurred.

The Company is a defendant in more than 160 antitrust actions commenced in state and federal courts by independent retail pharmacies, chain retail pharmacies and consumers. The plaintiffs allege price discrimination and/or conspiracy between the Company and other defendants to restrain trade by jointly refusing to sell prescription drugs at discounted prices to the plaintiffs. One of the federal cases is a class action on behalf of approximately two-thirds of all retail pharmacies in the United States alleging a price-fixing conspiracy.
The Company has agreed to settle the federal class action for a total of $22.1 payable over three years. The settlement provides, among other things, that the Company shall not refuse to grant discounts on brand-name prescription drugs to a retailer based solely on its status as a retailer and that, to the extent a retailer can demonstrate its ability to affect market share of a Company brand name prescription drug in the same manner as a managed care organization with which the retailer competes, it will be entitled to negotiate similar incentives subject to the rights, obligations, exemptions and defenses of the Robinson-Patman Act and other laws and regulations. The District Court approved the settlement of the federal class action on June 21, 1996. In early July 1996, the Seventh Circuit Court of Appeals agreed to review before trial the District Court's denial of defendants' summary judgment motion seeking dismissal of all claims by indirect purchasers of pharmaceutical products in all remaining cases before the District Court. In addition, the Seventh Circuit Court of Appeals agreed to hear an appeal by the plaintiffs from the grant of summary judgment to the wholesaler defendants. In June 1997, the Seventh Circuit Court of Appeals dismissed an appeal by certain class members from the approval by the settlement by the District Court and a motion for rehearing was filed. In August 1997, the Seventh Circuit reversed the grant of summary judgment to the wholesalers. The Seventh Circuit also reversed the District Court's decision on the right of indirect purchasers of pharmaceutical products to collect damages if they purchased from distributors who were not, or who were not named as, co-conspirators. However, because the Seventh Circuit reversed the grant of summary judgment to the wholesalers, the Seventh Circuit's ruling on indirect purchasers will have no immediate effect on those cases where wholesalers have been named as defendants. Plaintiffs that did not name wholesalers as defendants have recently asked the District Court to permit them to amend their complaints to add the wholesalers as defendants. In April 1997, certain of the plaintiffs in the federal class action commenced another purported class action in Federal District Court in Illinois against the Company and the other defendants who settled the previous federal class action. The complaint alleges that the defendants conspired not to implement the settlement commitments following the settlement discussed above. The complaint seeks solely injunctive relief and the plaintiffs have moved to have the District Court set a date for a hearing on a request for a preliminary injunction, which the District Court has denied. Four of the state antitrust cases have been certified as class actions. Two are class actions on behalf of certain retail pharmacies in California and Wisconsin, and the other two are class actions in California and the District of Columbia, on behalf of certain consumers of prescription medicine. Class actions have not been certified in three other state consumer actions. Plaintiffs in the state class actions seek treble damages in an unspecified amount and an injunction against the allegedly unlawful conduct. The Company believes that all the antitrust actions are without merit and is defending itself vigorously against all such claims.

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


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations - three and nine months ended September 30, 1997 compared with the corresponding periods in 1996.

Sales

Consolidated sales for the third quarter advanced $326 million or 24 percent compared with the same period in 1996. For the nine months, sales rose $755 million or 18 percent over 1996. Excluding the effect of foreign currency exchange rate fluctuations, consolidated sales grew 27 percent in the quarter and 21 percent for the nine month period. This performance reflects worldwide sales of the CLARITIN brand of nonsedating antihistamines of $448 million and $1.3 billion for the quarter and nine-month period, respectively, compared with $323 million and $906 million for the corresponding periods in 1996.

Domestic prescription pharmaceutical sales increased 31 percent for the 1997 third quarter and 27 percent for the nine-month period. Sales of allergy/respiratory products advanced 39 percent in the quarter and 31 percent for the nine-month period, due to continued strong growth of the CLARITIN brand. Sales of VANCENASE allergy products increased in the quarter and year-to-date due to market expansion. Sales of VANCERIL asthma products advanced in both periods reflecting gains from the first quarter launch of a new "Double Strength".

The domestic allergy/respiratory sales gain reflects an increase in sales of PROVENTIL (albuterol) line of asthma products for the quarter due primarily to trade buying patterns. PROVENTIL declined 18 percent for the first nine months, due to increased generic competition. Sales of the PROVENTIL line totaled $82 million for the quarter and $214 million for the nine months, with metered-dose inhalers contributing over 60 percent. The PROVENTIL line has been subject to generic competition, and in December 1995 generic metered-dose inhalers entered the market. In response, the Company's generic pharmaceutical marketing subsidiary, Warrick Pharmaceuticals, launched its generic inhaler in December 1995. In December 1996, the Company began marketing PROVENTIL HFA, a new metered-dose inhaler that uses an advanced delivery system and a propellant free of ozone-damaging chlorofluorocarbons. Competition from generic metered-dose inhalers will, however, continue to negatively affect future sales and profitability of the PROVENTIL (albuterol) line of asthma products.

U.S. sales of cardiovascular products rose 36 percent in the quarter and 24 percent for the nine months, reflecting market share gains for IMDUR, a once-daily oral nitrate for angina and K-Dur, a sustained-release potassium supplement.

Domestic sales of anti-infective and anticancer products rose 26 percent in the quarter and 18 percent for the nine-month period, primarily due to increased utilization of INTRON A, the Company's alpha interferon anticancer and antiviral agent for malignant melanoma and hepatitis C. The nine-month period, however, was negatively affected by lower sales of EULEXIN, a prostate cancer treatment, due to branded competition.

U.S. sales of dermatological products increased 13 percent for the quarter and 9 percent for the nine months, primarily due to higher sales of LOTRISONE, an antifungal/anti-inflammatory cream, and ELOCON, a mid-potency topical corticosteroid.

International ethical pharmaceutical product sales increased 4 percent for the third quarter and 5 percent for the nine-month period.
Excluding the impact of foreign currency exchange rate fluctuations, sales would have risen 12 percent in both periods. Sales of allergy/respiratory products advanced 21 percent for the quarter and 20 percent for the nine-month period, led by CLARITIN in most world markets.

International dermatological product sales were flat in the quarter and increased 4 percent for the nine-month period led by ELOCON and LOTRISONE. Cardiovascular product sales grew 14 percent for the third quarter and 11 percent for the nine months, led by higher sales of NITRO-DUR.

International sales of anti-infective and anticancer products declined 1 percent in the third quarter and increased 2 percent for the nine months. Both periods were negatively impacted by lower EULEXIN sales due to generic and branded competition in Europe. Sales of INTRON A increased 10 percent in the quarter and nine-month period. International sales, in both periods, also benefited from higher sales of LOSEC, an anti-ulcer treatment licensed from AB Astra.

Worldwide sales of animal health products rose in the quarter and for the nine months, excluding foreign exchange rate fluctuations. On June 30, 1997, the Company completed the acquisition of the worldwide animal health business of Mallinckrodt, Inc., which contributed sales of $78 million in the quarter. In addition, the three- and nine-month periods benefited from higher sales of NUFLOR, a broad-spectrum, multi-species antibiotic. Excluding Mallinckrodt revenues in the third quarter, sales would have increased 14 percent in both the three- and nine-month periods.

Sales of health care products increased 15 percent for the third quarter and 9 percent for the first nine months of 1997. The higher sales were largely due to gains in foot care products, benefiting from the continued strength of DYNA STEP Inserts in the DR. SCHOLL'S foot care line. Sales of sun care products rose for the nine-month period, while sales of over-the-counter products declined for both periods.

Income before income taxes increased 21 percent for the quarter compared with 1996, and represented 27.3 percent of sales versus 27.9 percent last year. For the nine months, income before taxes grew 18 percent over 1996, representing 29.2 percent of sales in 1997 and 1996.

Cost of sales as a percentage of sales increased to 19.1 percent in the quarter from 18.6 percent in 1996, and for the first nine months, the ratio declined to 18.9 percent from 19.0 percent in 1996. The increase in the ratio for the quarter is primarily driven by sales mix. The decline for the nine months is the result of a more favorable sales mix of higher margin domestic pharmaceutical products.

Selling, general and administrative expenses represented 39.8 percent of sales in the third quarter compared with 40.7 percent last year.
For the nine-month period, the ratio was 39.1 percent versus 38.8 percent in 1996. The increase in the ratio for the nine-month period reflects higher selling and promotional related spending, primarily for the CLARITIN brand and INTRON A.

Research and development spending rose 21 percent in the quarter, representing 12.9 percent of sales compared with 13.2 percent a year ago. For the nine-month period, spending grew 16 percent, and represented 12.2 percent of sales versus 12.3 percent in 1996. The higher spending reflects the Company's funding of both internal research efforts and research collaborations with various partners to develop innovative products and line extensions.

The effective tax rate was 24.5 percent in the three- and nine- month periods of both 1997 and 1996.

Earnings per common share advanced 23 percent in the third quarter to $.48 from $.39 in 1996. For the nine-month period, earnings per share increased 18 percent to $1.50 from $1.27 last year. Excluding the impact of fluctuations in foreign currency exchange rates, earnings per common share would have risen approximately 28 percent in the quarter and 20 percent for the nine months. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". For additional information, see "Earnings Per Common Share" in the Notes to Consolidated Financial Statements.

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

Uncertainties inherent in government regulatory approval processes, including among other things delays in approval of new products, may also affect the Company's operations. The effect on operations of regulatory approval processes cannot be predicted. For example, while the Company is confident that CLARITIN will receive regulatory approval in Japan, based on discussions in October 1997 with regulatory authorities in Japan, the Company does not expect regulatory approval of CLARITIN in Japan in 1997 and will not predict when regulatory approval will be granted.

Liquidity and financial resources - nine months ended September 30,
1997

Cash generated from operations continues to be the Company's major source of funds to finance working capital, additions to property, shareholder dividends and common share repurchases. Cash and cash equivalents increased by $197 million in the first nine months of 1997, primarily due to cash provided by operating activities of $1.4 billion which exceeded the net decrease in short-term borrowings of $100 million, the funding required for the acquisition of the animal health business of Mallinckrodt Inc. of $351 million, shareholder dividends of $400 million and capital expenditures of $221 million.


In September 1996, the Board of Directors authorized the repurchase of $500 million of common shares. As of September 30, 1997 this program was approximately 85 percent complete. In September 1997, the Board of Directors authorized an additional $1 billion share repurchase program.
 The new $1 billion program is expected to commence soon after the current program is completed.

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

Item 1.   Legal Proceedings

The fourth paragraph of Item 3, Legal Proceedings, of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (as updated in the Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 1997 and June 30, 1997, respectively) relating to certain antitrust actions is incorporated herein by reference. In August 1997, the Seventh Circuit reversed the grant of summary judgment to the wholesalers. The Seventh Circuit also reversed the District Court's decision on the right of indirect purchasers of pharmaceutical products to collect damages if they purchased from distributors who were not, or who were not named as, co-conspirators. However, because the Seventh Circuit reversed the grant of summary judgment to the wholesalers, the Seventh Circuit's ruling on indirect purchasers will have no immediate effect on those cases where wholesalers have been named as defendants. Plaintiffs that did not name wholesalers as defendants have recently asked the District Court to permit them to amend their complaints to add the wholesalers as defendants. The District Court has denied the plaintiff's motion for a preliminary injunction hearing in the new purported class action complaint that was filed in April 1997 and which sought injunctive relief only.

Item 6.  Exhibits and Reports on Form 8-K

a) Exhibits - The following Exhibits are filed with this document:

     Exhibit
     Number                    Description


      10          - 1997 Stock Incentive Plan

      11          - Computation of Earnings Per Common Share

      27          - Financial Data Schedule

      99          - Company Statements Relating to Forward
              Looking Information

 b)  Reports on Form 8-K:

No report has been filed during the three months ended September
30, 1997.



                       SIGNATURE(S)



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Schering-Plough Corporation
                                        (Registrant)


Date  November 3, 1997            /s/Thomas H. Kelly
                               Thomas H. Kelly
                               Vice President and Controller

WD3QTR.10R


 - 5 -
      WD3QTR.10R

WD3QTR.10R
 - 9 -