Form 10-K
period 1997-12-31
SCHERING PLOUGH CORP
filed 1998-03-19
CIK 310158

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                         Form 10-K Annual Report

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

                             OF 1934

For the fiscal year ended December 31, 1997     Commission file

                                                 number 1-6571
                    SCHERING-PLOUGH CORPORATION

Incorporated in New Jersey                         22-1918501
One Giralda Farms                            (I.R.S. Employer
Madison, New Jersey 07940-1000               Identification No.)
(973) 822-7000 (telephone number)

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

Common shares outstanding as of January 30, 1998:     732,902,378

Aggregate market value of common shares at January 30, 1998 held
by non-affiliates based on closing price:     $53 billion.

                                              Part of Form 10-K
Documents incorporated by reference           incorporated into

Schering-Plough Corporation 1997              Parts I, II and IV
Annual Report to Shareholders

Schering-Plough Corporation Proxy             Part III
Statement for the annual meeting of
shareholders on April 28, 1998



                               Part I
Item 1.  Business

General

The terms "Schering-Plough" and the "Company," as used herein, refer to Schering-Plough Corporation and its subsidiaries, except as otherwise indicated by the context. Schering-Plough Corporation is a holding company which was incorporated in 1970. Subsidiaries of Schering-Plough Corporation are engaged in the discovery, development, manufacturing and marketing of pharmaceutical and health care products worldwide. Products include prescription drugs, animal health, foot care, sun care and over-the-counter (OTC) products.

Business Segment and Other Financial Information

The "Business Segment Data" as set forth in the Notes to Consolidated Financial Statements in the Company's 1997 Annual Report to Shareholders is incorporated herein by reference. Sales by major product groups for continuing operations for each of the three years in the period ended December 31, 1997 were as follows (dollars in millions):


                                  1997      1996      1995
Allergy/Respiratory              $2,708    $2,113    $1,834
Anti-infective and Anticancer     1,156     1,135     1,031
Dermatologicals                     571       560       515
Cardiovasculars                     637       533       408
Other Pharmaceuticals               649       512       493
Animal Health                       389       196       190
Foot Care                           300       261       240
Sun Care                            148       123       127
OTC                                 208       210       250
Other Health Care Products           12        13        16

Consolidated Sales               $6,778    $5,656    $5,104

In June 1997, the Company purchased the worldwide animal health operations of Mallinckrodt Inc. The acquisition was recorded under the purchase method of accounting at a cost of approximately $490 million, which includes the assumption of debt and direct costs of the acquisition.

Pharmaceutical Products

The Company's pharmaceutical operations include prescription drugs and animal health products. Prescription products include:
CLARITIN, CLARITIN-D, PROVENTIL, THEO-DUR, VANCENASE and VANCERIL, allergy/respiratory; CEDAX, EULEXIN, GARAMYCIN,
INTRON A, and NETROMYCIN, anti-infective and anticancer; DIPROLENE, DIPROSONE, ELOCON, and LOTRISONE, dermatologicals; IMDUR, K-DUR, NITRO-DUR and NORMODYNE, cardiovasculars; CELESTONE, LOSEC, and SUBUTEX, other pharmaceuticals. Animal health biological and pharmaceutical products include anthelmintics, antibiotics, vaccines, anti-arthritics, steroids and nutritionals. Animal health products include: GENTOCIN and NUFLOR, antibiotics; BANAMINE, an anti-arthritic; RALGRO, a growth promotant; TRIBRISSEN, an antimicrobial; OTOMAX, a steroid ointment and OPTIMMUNE, an ophthalmic ointment.

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

The pharmaceutical industry is highly competitive and includes other large companies with substantial resources for research, product development and promotion. There are numerous domestic and international competitors in this industry. Some of the principal competitive techniques used by the Company for its pharmaceutical products include research and development of new and improved products, high product quality, varied dosage forms and strengths and disease management programs. In the United States, many of the Company's pharmaceutical products are subject to increasingly competitive pricing as managed care groups, institutions, government agencies and other buying groups seek price discounts and rebates.

Health Care Products

The product categories in the health care segment are foot care, sun care and OTC products primarily sold in the United States. Products include: CLEAR AWAY wart remover; DR. SCHOLL'S foot care products; LOTRIMIN AF and TINACTIN antifungals; COPPERTONE and
SOLARCAINE sun care products;   AFRIN  nasal decongestant; CHLOR-
TRIMETON antihistamine; CORICIDIN and DRIXORAL cold and decongestant products; CORRECTOL laxative; GYNE-LOTRIMIN for vaginal yeast infections; A & D ointment; and PAAS egg coloring products. Business in this segment is conducted through wholesale and retail drug, food chain and variety outlets, and is promoted directly to the consumer through television, radio, print and other advertising media.

Raw materials essential to this segment are available in adequate quantities from a number of potential suppliers. Energy was and is expected to be available to the Company in sufficient quantities to meet operating requirements.

Trademarks for the major products included in this segment are registered in the United States and some overseas countries where these products are marketed. Trademarks are considered to be very important to the operations of this segment.

Principally due to the seasonal sales of sun care products, operating profits in this segment are relatively higher in the first half of the year.

There is generally no significant backlog of orders since the Company's business is normally conducted on an immediate shipment basis.

The health care products' industry is highly competitive and includes other large companies with substantial resources for product development and promotion. There are several dozen significant competitors in this industry. The Company believes that in the United States it has a leading position in the foot care and sun care industries, with its DR. SCHOLL'S lines of foot insoles, cushions, wart removal and other treatments and its brands of sun care products. In addition, the Company's brands are among the leaders in nasal sprays and antifungals sold OTC. The principal competitive techniques used by the Company in this industry segment include the development and introduction of new and improved products, switching prescription products to OTC medicines, and product promotion methods to gain and retain consumer acceptance.




Foreign Operations

Foreign activities are carried out primarily through wholly-owned subsidiaries wherever market potential is adequate and circum-stances permit. In addition, the Company is represented in some markets through joint ventures, licensees or other distribution arrangements. There are approximately 12,300 employees outside the United States.

Foreign operations are subject to certain risks which are inherent in conducting business overseas. These risks include possible nationalization, expropriation, importation limitations and other restrictive governmental actions. Also, fluctuations in foreign currency exchange rates can impact the Company's consolidated financial results. For additional information on foreign operations, see "Management's Discussion and Analysis of Operations and Financial Condition", "Financial Instruments" and "Business Segment Data" in the Company's 1997 Annual Report to Shareholders which is incorporated herein by reference.

Research and Development

The Company's research activities are primarily aimed at discovering and developing new and enhanced pharmaceutical products of medical and commercial significance. Company sponsored research and development expenditures were $847 million, $723 million and $657 million in 1997, 1996, and 1995, respectively. Research expenditures represented approximately 13 percent of consolidated sales in each of the three years.

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

Government Regulation

Most products manufactured or sold by the Company are subject to varying degrees of governmental regulation in the countries in which operations are conducted. In the United States, the drug industry has long been subject to regulation by various federal, state and local agencies, primarily as to product safety, efficacy, advertising and labeling. Compliance with the broad regulatory powers of the Food and Drug Administration requires significant amounts of Company time, testing and documentation, and corresponding costs to obtain clearance of new drugs. Similar product regulations also apply in many international markets.

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

Environment

To date, compliance with federal, state and local environmental protection laws has not had a materially adverse effect on the Company. The Company has made and will continue to make necessary expenditures for environmental protection. Worldwide capital expenditures during 1997 included approximately $7 million for environmental control purposes. It is anticipated that continued compliance with such environmental regulations will not significantly affect the Company's financial statements or its competitive position. For additional information on environmental matters, see "Legal and Environmental Matters" in the Notes to the Consolidated Financial Statements in the Company's 1997 Annual Report to Shareholders which is incorporated herein by reference.

Employees

There were approximately 22,700 people employed by the Company at December 31, 1997.

Item 2.  Properties

The Company's corporate headquarters is located in Madison, New Jersey. Principal manufacturing facilities are located in Kenilworth, New Jersey, Miami, Florida, Omaha, Nebraska, the Commonwealth of Puerto Rico, Argentina, Australia, Belgium, Canada, Colombia, France, Ireland, Italy, Japan, Mexico, Singapore and Spain (pharmaceutical products); and Cleveland, Tennessee (health care products).

The Company's principal research facilities are located in Kenilworth and Union, New Jersey and Palo Alto, California (DNAX) and San Diego, California (Canji and Syntro) and Elkhorn,
Nebraska.

The major portion of properties are owned by the Company. These properties are well maintained, adequately insured and in good operating condition. The Company's manufacturing facilities have capacities considered appropriate to meet the Company's needs.

Item 3.  Legal Proceedings

Subsidiaries of the Company are defendants in 185 lawsuits involving approximately 730 plaintiffs arising out of the use of synthetic estrogens by the mothers of the plaintiffs. In virtually all of these lawsuits, one being an alleged class action, many other pharmaceutical companies are also named defendants. The female plaintiffs claim various injuries, including cancerous or precancerous lesions of the vagina and cervix and a multiplicity of pregnancy problems. A number of suits involve infants with birth defects born to daughters whose mother took the drug. The total amount claimed against all defendants in all the suits amounts to more than $2 billion. While it is not possible to precisely predict the outcome of these proceedings, it is management's opinion that it is remote that any material liability in excess of the amount accrued will be incurred.

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

The Company is a defendant in more than 160 antitrust actions commenced (starting in 1993) in state and federal courts by independent retail pharmacies, chain retail pharmacies and consumers. The plaintiffs allege price discrimination and/or conspiracy between the Company and other defendants to restrain trade by jointly refusing to sell prescription drugs at discounted prices to the plaintiffs.

One of the federal cases is a class action on behalf of approximately two-thirds of all retail pharmacies in the United States and alleges a price-fixing conspiracy. The Company has agreed to settle the federal class action for a total of $22.1 million payable over three years. The settlement provides, among other things, that the Company shall not refuse to grant discounts on brand-name prescription drugs to a retailer based solely on its status as a retailer and that, to the extent a retailer can demonstrate its ability to affect market share of a Company brand-name prescription drug in the same manner as a managed care organization with which the retailer competes, it will be entitled to negotiate similar incentives subject to the rights, obligations, exemptions and defenses of the Robinson-Patman Act and other laws and regulations. The United States District Court in Illinois approved the settlement of the federal class action on June 21, 1996. In June 1997, the Seventh Circuit Court of Appeals dismissed all appeals from that settlement, and it is not subject to further review. In addition, in August, 1997, the Seventh Circuit ruled that there was sufficient evidence of participation in the alleged conspiracy by certain wholesalers to require them to proceed to trial.

Four of the state antitrust cases have been certified as class actions. Two are class actions on behalf of certain retail pharmacies in California and Wisconsin, and the other two are class actions in California and the District of Columbia, on behalf of consumers of prescription medicine. In addition, an action has been brought in Alabama purportedly on behalf of consumers in Alabama and several other states. Plaintiffs are seeking to maintain the action as a class action. The Company has settled the retailer class action in Wisconsin and the alleged class action in Minnesota, subject to Court approval; the settlement amounts were not significant. Plaintiffs generally seek treble damages in an unspecified amount and an injunction against the allegedly unlawful conduct.

Another of the actions, which was commenced in June 1994 by a group of nine chain food stores, including The Great Atlantic and Pacific Tea Company, Inc. ("A&P"), against three mail order pharmacies and 16 drug manufacturers, is pending in the United States District Court for the Northern District of Illinois. Mr. James Wood, a director of the Company, is an executive officer of A&P. Mr. Wood does not participate in any review or deliberations by the Board of Directors relating to this action. Plaintiffs in all cases seek treble damages and/or penalties in an unspecified amount and an injunction against the allegedly unlawful conduct. The Company believes that all the antitrust actions are without merit and is defending itself vigorously against all such claims.
In April 1997, certain of the plaintiffs in the federal class action commenced another purported class action in United States District Court in Illinois against the Company and the other defendants who settled the previous federal class action. The complaint alleges that the defendants conspired not to implement the settlement commitments following the settlement discussed above. The District Court has denied the plaintiff's motion for a preliminary injunction hearing. The Company believes the action is without merit and is defending itself vigorously.

On March 13, 1996, the Company was notified that the United States Federal Trade Commission (FTC) is investigating whether the Company, along with other pharmaceutical companies, conspired to fix prescription drug prices. The investigation is ongoing. The Company vigorously denies that it has engaged in any price-fixing conspiracy.

The Company is a defendant in a state court action in Texas brought by Foxmeyer Health Corporation, the parent of a pharmaceutical wholesaler that filed for bankruptcy in August 1996. The case is against another pharmaceutical wholesaler and 11 pharmaceutical companies and alleges that the defendants conspired to drive the plaintiff's wholesaler subsidiary out of business. Plaintiff is seeking damages in the amount of $400 million. The Company believes that this action is without merit and is defending itself vigorously against all claims.

In February 1998, Geneva Pharmaceuticals, Inc. (Geneva) submitted an Abbreviated New Drug Application (ANDA) to the U.S. Food and Drug Administration seeking to market a generic form of Claritin in the United States several years before the expiration of the Company's patents. Geneva has alleged that certain of the Company's U.S. Claritin patents are invalid and unenforceable. The Claritin patents are material to the Company's business. In March 1998, the Company filed suit in federal court seeking a ruling that Geneva's ANDA submission constitutes willful infringement of the Company's patents and that its challenge to the Company's patents is without merit. The Company believes that it should prevail in the suit. However, as with any litigation, there can be no assurance that the Company will prevail.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.



Executive Officers of the Registrant

The following information regarding executive officers is included herein in accordance with Part III, Item 10.

Officers are elected to serve for one year and until their successors shall have been duly elected.

Name and Current Position          Business Experience                Age

Robert P. Luciano                  Present position 1996; Chairman    64
  Chairman of the Board            and Chief Executive Officer
                                   1986-1995

Richard Jay Kogan                  Present position 1996;             56
  President and                    President and Chief
  Chief Executive Officer          Operating Officer 1986-1995

Hugh A. D'Andrade                  Present position 1996;             59
  Vice Chairman and                Executive Vice President
  Chief Administrative Officer     Administration 1984-1995

Rodolfo C. Bryce                   Present position 1997; President   51
  Executive Vice President         Schering-Plough HealthCare
  and President Schering-Plough    Products 1996; President
  HealthCare Products              Schering-Plough International
                                   1993-1996

Raul E. Cesan                      Present position 1994;             50
  Executive Vice President         President Schering
  and President                    Laboratories 1992-1994
	Schering-Plough
	Pharmaceuticals

Joseph C. Connors                  Present position 1996;             49
  Executive Vice President         Senior Vice President and
  and General Counsel              General Counsel 1992-1995


Jack L. Wyszomierski               Present position 1996;             42
  Executive Vice President         Vice President and Treasurer
  and Chief Financial Officer      1991-1995











Name and Current Position          Business Experience               Age

Geraldine U. Foster                Present position 1994;             55
  Senior Vice President            Vice President - Investor
  Investor Relations and           Relations 1988-1994
  Corporate Communications

Daniel A. Nichols                  Present position 1991              57
  Senior Vice President
  Taxes

Gordon C. O'Brien                  Present position 1988              57
  Senior Vice President
  Human Resources

Thomas H. Kelly                    Present position 1991              48
  Vice President and
  Controller

Robert S. Lyons                    Present position 1991              57
  Vice President
  Corporate Information
  Services

E. Kevin Moore                     Present position 1996;             45
  Vice President and               Staff Vice President and
  Treasurer                        Assistant Treasurer 1993-1995;
                                   Treasurer-Europe, The Dun and
                                   Bradstreet Corporation 1990-1993

John E. Nine                       Present position 1996;             61
  Vice President                   President - Technical Operations
  and President, Schering          Schering Laboratories 1990-1995
  Technical Operations

William J. Silbey                  Present position 1996;             38
  Staff Vice President,            Corporate Counsel 1993-1995;
  Secretary and Associate          Partner - Stearns, Weaver, Miller,
  General Counsel                  Weissler, Alhadeff & Sitterson,
                                   P.A. 1992-1993




                               Part II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters

The common share dividends and share price data as set forth in the Company's 1997 Annual Report to Shareholders are incorporated herein by reference.

Item 6.  Selected Financial Data

The Six-Year Selected Financial & Statistical Data as set forth in the Company's 1997 Annual Report to Shareholders is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Management's Discussion and Analysis of Operations and Financial
Condition as set forth in the Company's 1997 Annual Report to Shareholders is incorporated herein by reference.

Item 7(a). Quantitative and Qualitative Disclosures about Market
Risk

The Market Risk Disclosures as set forth in Management's Discussion and Analysis of Operations and Financial Condition in the Company's 1997 Annual Report to Shareholders is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

The Consolidated Balance Sheets as of December 31, 1997 and 1996, and the related Statements of Consolidated Income, Consolidated Retained Earnings and Consolidated Cash Flows for each of the three years in the period ended December 31, 1997, Notes to Consolidated Financial Statements, the Independent Auditors' Report of Deloitte & Touche LLP dated February 12, 1998 and Quarterly Data, as set forth in the Company's 1997 Annual Report to Shareholders, are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

Not applicable.
                               Part III

Item 10. Directors and Executive Officers of the Registrant

The information concerning directors and nominees for directors as set forth in the Company's Proxy Statement for the annual meeting of shareholders on April 28, 1998 is incorporated herein by reference.

Information required as to executive officers is included in Part I of this filing under the caption "Executive Officers of the Registrant."

Item 11. Executive Compensation

Executive compensation information as set forth in the Company's
Proxy Statement for the annual meeting of shareholders on April 28, 1998 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and
         Management

Information concerning security ownership of certain beneficial owners and management as set forth in the Company's Proxy Statement for the annual meeting of shareholders on April 28, 1998 is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions as set forth in the Company's Proxy Statement for the annual meeting of shareholders on April 28, 1998 is incorporated herein by reference.

                               Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K

  (a) 1. Financial Statements

         The following consolidated financial statements and independent auditors' report, included in the Company's
         1997 Annual Report to Shareholders, are incorporated herein by reference.

         Statements of Consolidated Income for the Years Ended December 31, 1997, 1996 and 1995

         Statements of Consolidated Retained Earnings for the Years Ended December 31, 1997, 1996 and 1995

         Statements of Consolidated Cash Flows for the Years
            Ended December 31, 1997, 1996 and 1995

         Consolidated Balance Sheets at December 31, 1997 and
            1996

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

Exhibit
Number                        Description

3(a) A complete copy of the Certificate of Incorporation as amended and currently in effect. Incorporated by reference to Exhibit 3 (i) to the Company's Quarterly Report for the period ended June 30, 1995 on Form 10-Q; Certificate of Amendment of Certificate of Incorporation incorporated by reference to Exhibit 3 to the Company's Quarterly Report for the period ended

             June 30, 1997 on Form 10-Q, File No. 1-6571.

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




Exhibit
 Number                        Description


4(c)         Form of Participation Rights Agreement between the
             Company and The Chase Manhattan Bank (National
             Association), as Trustee. Incorporated by reference to Exhibit 4.6 to the Company's Registration
             Statement on Form S-4, Amendment No. 1, File
             No. 33-65107.

10(a) The Company's Executive Incentive Plan (as amended) and Trust related thereto*. Plan incorporated by reference to Exhibit 10 to the Company's Quarterly Report for the period ended March 31, 1994 on Form 10-Q; Trust Agreement incorporated by reference to Exhibit 10(a) to the Company's Annual Report for 1988 on Form 10-K; amendment to Trust Agreement incorporated by reference to Exhibit 10(b)

             to the Company's Quarterly Report for the period ended

             March 31, 1997 on Form 10-Q, File No. 1-6571.

10(b) The Company's 1987 Stock Incentive Plan (as amended)*. Incorporated by reference to Exhibit
             10(d) to the Company's Annual Report for 1990 on
             Form 10-K, File No. 1-6571.

10(c) The Company's 1992 Stock Incentive Plan (as amended)*. Incorporated by reference to Exhibit
             10(d) to the Company's Annual Report for 1992 on
             Form 10-K, File No. 1-6571; amendment of December 11, 1995 incorporated by reference to Exhibit 10(d) to the Company's Annual Report for 1995 on Form 10-K, File No. 1-6571.

10(d)        The Company's 1997 Stock Incentive Plan.*
             Incorporated by reference to Exhibit 10 to the Company's Quarterly Report for the period ended
             September 30, 1997 on Form 10-Q, File No. 1-6571.

10(e)(i)     Employment agreement between the Company and Robert
             P. Luciano (as amended)*. Incorporated by reference to Exhibit 10(e)(i) to the Company's Annual Report
      		     for 1989 on Form 10-K; first amendment incorporated

           		by reference to Exhibit 10(a) to the Company's

           		Quarterly Report for the period ended June 30, 1994
             on Form 10-Q; second amendment incorporated by reference to Exhibit 10(e)(i) to the Company's Annual

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

10(g) Supplemental Executive Retirement Plan and Trust related thereto*. Plan incorporated by reference to

             Exhibit 10(h) to the Company's Annual Report for 1987

             on Form 10-K; amendments to Plan incorporated by

             reference to Exhibit 10(h) to the Company's Annual

             Report for 1994 on Form 10-K;  Amended and Restated

             Trust Agreement incorporated by reference to Exhibit
             10(a) to the Company's Quarterly Report for the period

             ended March 31, 1997 on Form 10-Q, File No. 1-6571.




Exhibit
Number                        Description


10(h) Directors' Stock Award Plan*. Incorporated by reference to Exhibit 10 to the Company's Quarterly Report for the period ended September 30, 1994 on Form 10-Q, File No. 1-6571; amendment of January 1, 1997 incorporated by reference to Exhibit 10(i) to the Company's Annual Report for 1996 on Form 10-K, File No. 1-6571.

10(i) The Company's Deferred Compensation Plan*. Plan incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report for the period ended September 30, 1995 on Form 10-Q, File No. 1-6571.

10(k)      The Company's Directors Deferred Stock Equivalency
           Program*. Incorporated by reference to Exhibit 10(k) to the Company's Annual Report for 1996 on Form 10-K, File No. 1-6571.

10(l)  **  Form of Split Dollar Agreement and related Collateral
           Assignment between the Company and its executive officers.*

12     **  Computation of Ratio of Earnings to Fixed Charges.

13     **  The Financial Section of the Company's 1997 Annual Report
           to Shareholders. With the exception of those portions of said Annual Report which are specifically incorporated by reference in this Form 10-K, such report shall not be deemed filed as part of this Form 10-K.

21     **  Subsidiaries of the registrant.

23     **  Consents of experts and counsel.

24     **  Power of attorney.

27     **  Financial Data Schedule.

99     **  Cautionary Statements regarding "Safe Harbor" provision of the Private Securities Litigation Reform Act of 1995.



All other exhibits are not applicable. Copies of above exhibits will be furnished upon request.

*  Compensatory plan, contract or arrangement.
** Filed with this document.
(b) Reports on Form 8-K.



None



                              SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized
                                             Schering-Plough Corporation
                                                    (Registrant)

Date  March 19, 1998                    By       /s/Thomas H. Kelly
                                                    Thomas H. Kelly
                                           Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

 By               *                  By               *
           Robert P. Luciano                  Donald L. Miller
         Chairman and Director                    Director

 By               *                  By               *
           Richard Jay Kogan                 H. Barclay Morley
    President and Chief Executive                 Director
         Officer and Director

 By               *                  By               *
         Jack L. Wyszomierski                 Carl E. Mundy, Jr.
    Executive Vice President and                  Director
       Chief Financial Officer

 By               *                  By               *
            Thomas H. Kelly                 Richard de J. Osborne
   Vice President and Controller                  Director
  and Principal Accounting Officer

 By               *                  By               *
           Hans W. Becherer                  Patricia F. Russo
              Director                            Director

 By               *                  By               *
           Hugh A. D'Andrade                 William A. Schreyer
              Director                            Director

 By               *                 By               *
           David C. Garfield                Robert F. W. van Oordt
               Director                            Director

 By               *                 By               *
           Regina E. Herzlinger                   James Wood

               Director                            Director

*By  /s/ Thomas H. Kelly            Date March 19, 1998

         Thomas H. Kelly
         Attorney-in-fact




                    INDEPENDENT AUDITORS' REPORT

Schering-Plough Corporation:

We have audited the consolidated balance sheets of Schering-Plough Corporation and subsidiaries as of December 31, 1997 and 1996 and the related statements of consolidated income, retained earnings and cash flows for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated February 12, 1998; such financial statements and report are included in your 1997 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Schering-Plough Corporation and subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express our opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/DELOITTE & TOUCHE LLP

Parsippany, New Jersey
February 12, 1998


                                                      	SCHEDULE II

                 SCHERING-PLOUGH CORPORATION AND
SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
            FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND
1995
                             (Dollars in millions)

Valuation and qualifying accounts deducted from assets to which they apply:

Allowances for accounts receivable:

                            RESERVE      RESERVE      RESERVE
                            FOR DOUBTFUL FOR CASH     FOR CLAIMS
                            ACCOUNTS     DISCOUNTS    AND OTHER   TOTAL
1997
Balance at beginning of
year                        $ 50         $ 12         $ 11      $ 73

 Additions:
   Charged to costs and
   expenses                   17          103           20       140

 Deductions from reserves    (18)        (101)          (7)     (126)

Balance at end of year      $ 49         $ 14         $ 24      $ 87


1996
Balance at beginning of
year                        $ 49         $  8         $ 12      $ 69

 Additions:
   Charged to costs and
   expenses                    2           90           10       102

 Deductions from reserves     (1)         (86)         (11)      (98)
Balance at end of year      $ 50         $ 12         $ 11      $ 73

1995
Balance at beginning of
year                        $ 44         $  8         $  6      $ 58
Additions:
   Charged to costs and
   expenses                   15           74           12       101

Deductions from reserves     (10)         (74)          (6)      (90)
Balance at end of year      $ 49         $  8         $ 12     $  69