Form 10-Q
period 1998-03-31
SCHERING PLOUGH CORP
filed 1998-05-08
CIK 310158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549
                                FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934


              For the quarterly period ended March 31, 1998


                      Commission file number 1-6571


                       SCHERING-PLOUGH CORPORATION


  Incorporated in New Jersey                     22-1918501
  One Giralda Farms                 (I.R.S. Employer Identification No.)
  Madison, N.J. 07940-1000                     (973) 822-7000
                                             (telephone number)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                    YES    X             NO


Common Shares Outstanding as of March 31, 1998: 733,667,804

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

            SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED INCOME
                             (UNAUDITED)
           (Amounts in millions, except per share figures)
                                             Three Months
                                                Ended
                                               March 31

                                            1998      1997


Sales . . . . . . . . . . . . .            $1,908    $1,568
Costs and expenses:
 Cost of sales. . . . . . . . .               380       289
 Selling, general
  and administrative. . . . . .               712       594
 Research and development . . .               224       179
 Other, net . . . . . . . . . .                (4)        9
                                            1,312     1,071

Income before income taxes. . .               596       497
Income taxes. . . . . . . . . .               146       122
Net Income. . . . . . . . . . .            $  450    $  375

Basic earnings per common share            $  .61    $  .51

Diluted earnings per common share          $  .61    $  .51

Dividends per common share. . .            $  .19    $ .165


        See notes to consolidated financial statements.

             SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED)
            (Amounts in millions, except per share figures)
                                            March 31,     December 31,
                                               1998           1997
Assets

 Cash and cash equivalents . . . . . . . .      $  622         $  714
 Accounts receivable, net. . . . . . . . .         794            645
 Inventories . . . . . . . . . . . . . . .         721            713
 Prepaid expenses, deferred income
  taxes and other current assets . . . . .         898            848
     Total current assets. . . . . . . . .       3,035          2,920
 Property, plant and equipment . . . . . .       3,765          3,750
 Less accumulated depreciation . . . . . .       1,260          1,224
     Property, net . . . . . . . . . . . .       2,505          2,526
 Intangible assets, net. . . . . . . . . .         481            481
 Other assets. . . . . . . . . . . . . . .         630            580
                                                $6,651         $6,507
Liabilities and Shareholders' Equity

 Accounts payable. . . . . . . . . . . . .      $  786         $  803
 Short-term borrowings and current
  portion of long-term debt. . . . . . . .         449            581
 Other accrued liabilities . . . . . . . .       1,449          1,507
     Total current liabilities . . . . . .       2,684          2,891
 Long-term debt. . . . . . . . . . . . . .          46             46
 Other long-term liabilities . . . . . . .         773            749

Shareholders' Equity:
 Preferred shares - $1 par value
  each; issued - none. . . . . . . . . . .           -              -
 Common shares - $1 par value;
  issued - 1998, 1,015; 1997, 1,015 . . .        1,015          1,015
 Paid-in capital . . . . . . . . . . . . .         161             96
 Retained earnings . . . . . . . . . . . .       5,984          5,673
 Accumulated other comprehensive income. .        (250)          (244)
     Total . . . . . . . . . . . . . . . .       6,910          6,540
 Less treasury shares, at cost -
  1998, 281 shares; 1997, 282 shares . . .       3,762          3,719
     Total shareholders' equity. . . . . .       3,148          2,821
                                                $6,651         $6,507

              See notes to consolidated financial statements.



               SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
                    STATEMENTS OF CONSOLIDATED CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31
                                 (UNAUDITED)
                            (Amounts in millions)
                                               1998          1997
Operating Activities:
 Net Income. . . . . . . . . . . . . . . .      $450          $375
 Depreciation and amortization . . . . . .        56            47
 Accounts receivable . . . . . . . . . . .      (166)         (238)
 Inventories . . . . . . . . . . . . . . .       (14)           (5)
 Prepaid expenses and other assets . . . .       (66)          (64)
 Accounts payable and other liabilities  .        62            74
 Net cash provided by operating activities       322           189

Investing Activities:
 Capital expenditures and purchased
  software . . . . . . . . . . . . . . . .       (41)          (62)
 Reduction of investments. . . . . . . . .         -            28
 Purchases of investments. . . . . . . . .       (26)          (31)
 Other, net. . . . . . . . . . . . . . . .        (4)           (1)
 Net cash used for investing
  activities . . . . . . . . . . . . . . .       (71)          (66)

Financing Activities:
 Short-term borrowings, net. . . . . . . .      (128)          206
 Common shares repurchased . . . . . . . .       (34)           (3)
 Dividends paid to common shareholders . .      (140)         (121)
 Other, net. . . . . . . . . . . . . . . .       (40)           18
 Net cash provided by (used for) financing
  activities . . . . . . . . . . . . . . .      (342)          100

Effect of exchange rates on cash and
 cash equivalents. . . . . . . . . . . . .        (1)           (1)
Net increase (decrease) in cash and
 cash equivalents  . . . . . . . . . . . .       (92)          222
Cash and cash equivalents, beginning
 of period . . . . . . . . . . . . . . . .       714           535
Cash and cash equivalents, end of period .      $622          $757


              See notes to consolidated financial statements.





          SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)
         (Amounts in millions, except per share figures)


Basis of Presentation

The unaudited financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The statements should be read in conjunction with the accounting policies and notes to consolidated financial statements included in the Company's 1997 Annual Report on Form 10-K.

In the opinion of management, the financial statements reflect all adjustments necessary for a fair statement of the operations for the interim periods presented.

Earnings Per Common Share

The shares used for basic earnings per common share and diluted earnings per common share are reconciled as follows (number of shares in millions):

                                          Three Months
                                         Ended March 31,
                                         1998      1997

Average shares outstanding for
 basic earnings per share . . . . .       733       731
Dilutive effect of options and
 deferred stock units . . . . . . .        10         7
Average shares outstanding for
 diluted earnings per share . . . .       743       738

As of March 31, 1998 and 1997, there were 5.1 million and 4.2 million options outstanding, respectively, with exercise prices higher than the average price of the Company's common stock
during   the  first  quarter  of  1998  and  1997,  respectively.
Accordingly, these options are not included in the dilutive effects indicated above.

Comprehensive Income and Segments

In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." Comprehensive income is defined as the total change in shareholders' equity during the period other than from transactions with shareholders. For the Company, comprehensive income is comprised of net income, the net change in the accumulated foreign currency translation adjustment account and the net change in unrealized gains and losses on securities classified for SFAS No. 115 purposes as held available for sale. Total comprehensive income for the three months ended March 31, 1998 and 1997 was $444 and $338, respectively.

In 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." As required by the standard, the Company will begin reporting under SFAS No. 131 in its 1998 Annual Report.

Inventories

Inventories consisted of:             March 31,     December 31,
                                        1998            1997

    Finished products . . . . . . .     $331           $334
    Goods in process. . . . . . . .      214            191
    Raw materials and supplies. . .      176            188
      Total inventories . . . . . .     $721           $713


Legal and Environmental Matters

The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including environmental matters and product liability cases. The recorded liabilities for these matters at March 31, 1998 were not material. Management believes that, except for the matters discussed in the following paragraph, it is remote that any material liability in excess of the amounts accrued will be incurred.

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

One of the federal cases is a class action on behalf of approximately two-thirds of all retail pharmacies in the United States and alleges a price-fixing conspiracy. The Company has agreed to settle the federal class action for a total of $22 payable over three years. The settlement provides, among other things, that the Company shall not refuse to grant discounts on brand-name prescription drugs to a retailer based solely on its status as a retailer and that, to the extent a retailer can demonstrate its ability to affect market share of a Company brand-name prescription drug in the same manner as a managed care organization with which the retailer competes, it will be entitled to negotiate similar incentives subject to the rights, obligations, exemptions and defenses of the Robinson-Patman Act and other laws and regulations. The United States District Court in Illinois approved the settlement of the federal class action on June 21, 1996. In June 1997, the Seventh Circuit Court of Appeals dismissed all appeals from that settlement, and it is not subject to further review. In addition, in August 1997, the Seventh Circuit ruled that there was sufficient evidence of participation in the alleged conspiracy by certain wholesalers to require them to proceed to trial.

Four of the state antitrust cases have been certified as class actions. Two are class actions on behalf of certain retail pharmacies in California and Wisconsin, and the other two are class actions in California and the District of Columbia, on behalf of consumers of prescription medicine. In addition, an action has been brought in Alabama purportedly on behalf of consumers in Alabama and several other states. Plaintiffs are seeking to maintain the action as a class action. The Company has settled the retailer class action in Wisconsin and the alleged class action in Minnesota, subject to Court approval; the settlement amounts were not significant. Plaintiffs generally seek treble damages in an unspecified amount and an injunction against the allegedly unlawful conduct. The Company believes that all of the antitrust actions are without merit and is defending itself vigorously.

In April 1997, certain of the plaintiffs in the federal class action commenced another purported class action in United States District Court in Illinois against the Company and the other defendants who settled the previous federal class action. The complaint alleges that the defendants conspired not to implement the settlement commitments following the settlement discussed above. The District Court has denied the plaintiffs' motion for a preliminary injunction hearing. The Company believes the action is without merit and is defending itself vigorously.

On March 13, 1996, the Company was notified that the United States Federal Trade Commission (FTC) is investigating whether the Company, along with other pharmaceutical companies, conspired to fix prescription drug prices. The investigation is ongoing. The Company vigorously denies that it has engaged in any price-fixing conspiracy.

The Company is a defendant in a state court action in Texas brought by Foxmeyer Health Corporation, the parent of a pharmaceutical wholesaler that filed for bankruptcy in August 1996, which has now been removed to Federal Bankruptcy Court in Dallas. The case is against another pharmaceutical wholesaler and 11 pharmaceutical companies, and alleges that the defendants conspired to drive the plaintiff's wholesaler subsidiary out of business. The plaintiff is seeking damages in the amount of $400. Motions for summary judgment are pending in the Delaware bankruptcy of the bankrupt wholesaler.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results  of  Operations  -  three months  ended  March  31,  1998 compared with the corresponding period in 1997.

Sales

Consolidated sales for the first quarter increased $340 million or 22 percent compared with the same period in 1997. Excluding the effect of foreign exchange rate fluctuations, consolidated sales grew 25 percent. Excluding the June 1997 acquisition of the worldwide animal health business of Mallinckrodt Inc., which contributed sales of $91 million, sales would have increased 16 percent. This performance reflects worldwide CLARITIN brand sales of $436 million in the first quarter, compared with $353 million in 1997.

Domestic prescription pharmaceutical sales advanced 27 percent for the first three months of 1998. Sales of allergy/respiratory products increased 26 percent, due to continued strong growth of the CLARITIN brand of nonsedating antihistamines. Sales of VANCERIL asthma products increased in the quarter reflecting market share growth. NASONEX, a once-daily corticosteroid for allergic rhinitis, launched in the first quarter, also contributed to sales growth.

U.S. sales of cardiovascular products rose 35 percent in the quarter, reflecting market share gains for IMDUR, a once-daily oral nitrate for angina and K-DUR, a sustained-release potassium supplement.

Domestic sales of anti-infective and anticancer products rose 48 percent compared with 1997, primarily due to increased utilization of INTRON A, the Company's alpha interferon anticancer and antiviral agent, for malignant melanoma and hepatitis C.

U.S. sales of dermatological products increased 35 percent for the quarter, primarily due to higher sales of LOTRISONE, a topical antifungal/anti-inflammatory cream, ELOCON a medium-potency topical steroid and DIPROLENE, a high potency topical steroid.

International ethical pharmaceutical product sales increased 4 percent for the first three months of 1998. Excluding the impact of foreign currency exchange rate fluctuations, sales would have risen 13 percent. Sales of allergy/respiratory products advanced 13 percent for the quarter, led by CLARITIN in most world markets.

International dermatological product sales grew 16 percent, led by ELOCON and DIPROSONE, a high potency topical steroid. Cardiovascular product sales grew 34 percent driven by higher sales of NITRO-DUR, a transdermal nitroglycerin patch for angina. International sales of anti-infective and anticancer products declined 1 percent in the quarter, due to lower sales for INTRON reflecting a decline in the alpha-interferon market in Japan and a decrease in sales for EULEXIN, a prostate cancer therapy, due to generic and branded competition. International sales benefited from higher sales of LOSEC, an anti-ulcer treatment licensed from AB Astra.

Worldwide sales of animal health products rose 182 percent in the first quarter, excluding foreign exchange rate fluctuations. On June 30, 1997, the Company completed the acquisition of the worldwide animal health business of Mallinckrodt Inc. which contributed sales of $91 million in the quarter. Excluding Mallinckrodt, sales would have increased 7 percent versus prior year.

Sales of health care products increased 10 percent in the first quarter of 1998. The higher sales were recorded in all three business units - footcare, suncare and over-the-counter (OTC) products.

Income before income taxes increased 20 percent for the quarter as compared with 1997, and represented 31.3 percent of sales versus 31.7 percent last year.

Cost of sales as a percentage of sales increased to 19.9 percent in the quarter from 18.4 percent in 1997, principally driven by the inclusion of Mallinckrodt products which have lower margins.

Selling,  general  and administrative expenses  represented  37.3 percent of sales in the first quarter compared with 37.8 percent last year. The decrease in the ratio was the result of timing related spending for promotional and selling activities.

Research and development spending rose 25 percent in the quarter, representing 11.7 percent of sales compared with 11.4 percent a year ago. The higher spending reflects the Company's funding of both internal research efforts and research collaborations with various partners to develop a steady flow of innovative products and line extensions.

The effective tax rate was 24.5 percent in the first three months of both 1998 and 1997.

Basic and diluted earnings per common share advanced 20 percent in the first quarter to $.61 from $.51 in 1997. Excluding the impact of fluctuations in foreign currency exchange rates, basic and diluted earnings per common share would have increased approximately 24 percent in the quarter.



Additional Factors Influencing Operations

In the United States, many of the Company's pharmaceutical products are subject to increasingly competitive pricing as managed care groups, institutions, government agencies and other buying groups seek price discounts. In most international markets, the Company operates in an environment of government-
mandated cost containment programs. In an effort to contain medical costs, several governments have placed restrictions on physician prescribing levels and patient reimbursements, emphasized greater use of generic drugs and enacted across-the-board price cuts.

Since the Company is unable to predict the final form and timing of any future health care initiatives, their effect on operations and cash flows cannot be reasonably estimated.

The market for pharmaceutical products is competitive. The Company's operations may be affected by technological advances of competitors, patents granted to competitors, new products of competitors and generic competition as the Company's products mature. In addition, patent positions can be highly uncertain and an adverse result in a patent dispute can preclude commercialization of products or negatively affect sales of existing products. The effect on operations of competitive factors and patent disputes cannot be predicted.

Uncertainties inherent in government regulatory approval processes, including among other things delays in approval of new products, may also affect the Company's operations. The effect on operations of regulatory approval processes cannot be predicted.

Liquidity and financial resources - three months ended March  31,
1998

Cash generated from operations continues to be the Company's major source of funds to finance working capital, capital expenditures, acquisitions, shareholder dividends and common share repurchases. Cash provided by operating activities was $322 million. Cash was used to reduce short-term borrowings by
$128 million, pay shareholder dividends of $140 million, fund capital expenditures of $39 million, repurchase shares for $34 million and purchase investments for $26 million.

In October 1997, the Board of Directors authorized the repurchase of $1 billion of common shares. This program commenced in January 1998 and as of March 31, 1998, this program was approximately three percent complete.

In April 1998, the Board of Directors increased the quarterly dividend by 16 percent to $.22 from $.19 per commmon share.

The Company's liquidity and financial resources continue to be sufficient to meet its operating needs.

Market Risk Disclosures

As discussed in the 1997 Annual Report to Shareholders, the Company's exposure to market risk from changes in foreign currency exchange rates and interest rates, in general, is not material.

Cautionary Statements for Forward Looking Information

Management's discussion and analysis set forth above contains certain forward looking statements, including statements regarding the Company's financial position and results of operations. These forward looking statements are based on current expectations. Certain factors have been identified by the Company in Exhibit 99 of the Company's December 31, 1997, Form 10-K filed with the Securities and Exchange Commission, which could cause the Company's actual results to differ materially from expected and historical results. Exhibit 99 from the Form 10-K is incorporated by reference herein.


PART II  OTHER INFORMATION

Item 1.   Legal Proceedings

The first paragraph of Item 3, Legal Proceedings, of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, relating to certain lawsuits arising out of the use of synthetic estrogens, is incorporated herein by reference. The alleged class action has been dismissed.

The ninth paragraph of Item 3, Legal Proceedings, of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, relating to a state court action in Texas brought by Foxmeyer Health Corporation, is incorporated herein by reference. The case has been removed to Federal Bankruptcy Court in Dallas, and motions for summary judgment by the defendants are pending in the Delaware bankruptcy of the bankrupt wholesaler.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)   The  Annual Meeting of Shareholders was held on  April  28,
1998.

(b)  Not applicable.

(c)   The  designation by the Board of Directors  of  Deloitte  &
Touche   LLP   to   audit   the  books  and   accounts   of   the
Corporation   for   the  year  ended  December   31,   1998   was
ratified by a vote of shares as follows:

     FOR                 AGAINST               ABSTAIN

 645,358,223            1,303,705             1,629,186

All of the nominees for director were elected for a three year term by a vote of shares, as follows:

                          FOR           WITHHELD

Hugh A. D'Andrade     642,341,485       5,949,629
Richard Jay Kogan     642,300,926       5,990,188
Donald L. Miller      641,855,251       6,435,863
Richard de J. Osborne 642,309,561       5,981,553
William A. Schreyer   642,068,772       6,222,342

(d)  None




Item 6.  Exhibits and Reports on Form 8-K

a)    Exhibits  -   The following Exhibits are  filed  with  this
                    document:

     Exhibit
     Number                    Description

      10(a)       - Third Amendment to the Employment Agreement
                    between the Company and Robert P. Luciano

      10(b)       - Fourth Amendment to the Employment Agreement
                    between the Company and Richard J. Kogan

      10(c)       - Third Amendment to the Employment Agreement
                    between the Company and Hugh A. D'Andrade

      10(d)       - Agreement between the Company and Robert P.
                    Luciano dated February 25, 1998

      10(e)       - Amended and Restated Supplemental Executive
                    Retirement Plan

      10(f)       - Amended and Restated Retirement Benefits
                    Equalization Plan

      10(g)       - Forms of Amendment to Split Dollar Agreement
                    between the Company and its executive
                    officers, Trust related thereto and related
                    Collateral Assignment Agreement

      10(h)       - Amendment to Directors Stock Award Plan

      27          - Financial Data Schedule

      99          - Company Statements Relating to Forward
                    Looking Information

 b)  Reports on Form 8-K:

     No report was filed during the three months ended March 31, 1998.




                       SIGNATURE(S)



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Schering-Plough Corporation
                                        (Registrant)


Date  May 7, 1998                   /s/Thomas H. Kelly
                                       Thomas H. Kelly
                               Vice President and Controller