Form 10-Q
period 1998-06-30
SCHERING PLOUGH CORP
filed 1998-08-11
CIK 310158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549
                                FORM 10-Q





QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934


	For the quarterly period ended June 30, 1998



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


                    YES    X             NO




Common Shares Outstanding as of June 30, 1998:  734,000,000



PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

            SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED INCOME
                             (UNAUDITED)
           (Amounts in millions, except per share figures)
                                  Three Months          Six Months
                                      Ended               Ended
                                     June 30             June 30

                                 1998      1997       1998     1997


Sales . . . . . . . . . . . . . $2,124    $1,720     $4,032   $3,288
Costs and expenses:
 Cost of sales. . . . . . . . .    423       330        803      619
 Selling, general
  and administrative. . . . . .    828       679      1,540    1,273
 Research and development . . .    261       209        485      388
 Other, net . . . . . . . . . .      9         8          5       17
                                 1,521     1,226      2,833    2,297

Income before income taxes. . .    603       494      1,199      991
Income taxes. . . . . . . . . .    148       121        294      243
Net Income. . . . . . . . . . . $  455    $  373     $  905   $  748

Basic earnings per common
 share. . . . . . . . . . . . . $  .62    $  .51     $ 1.23   $ 1.02

Diluted earnings per common
  share . . . . . . . . . . . . $  .61    $  .50     $ 1.22   $ 1.01

Dividends per common share. . . $  .22    $  .19     $  .41   $ .355

        See notes to consolidated financial statements.

             SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED)
            (Amounts in millions, except per share figures)
                                           June 30,      December 31,
                                             1998           1997
Assets

 Cash and cash equivalents . . . . . . . . $  707         $  714
 Accounts receivable, net. . . . . . . . .    840            645
 Inventories . . . . . . . . . . . . . . .    745            713
 Prepaid expenses, deferred income
  taxes and other current assets . . . . .    988            848
     Total current assets. . . . . . . . .  3,280          2,920
 Property, plant and equipment . . . . . .  3,835          3,750
 Less accumulated depreciation . . . . . .  1,297          1,224
     Property, net . . . . . . . . . . . .  2,538          2,526
 Intangible assets, net. . . . . . . . . .    524            481
 Other assets. . . . . . . . . . . . . . .    623              580
                                           $6,965         $6,507
Liabilities and Shareholders' Equity

 Accounts payable. . . . . . . . . . . . . $  853         $  803
 Short-term borrowings and current
  portion of long-term debt. . . . . . . .    316            581
 Other accrued liabilities . . . . . . . .  1,586          1,507
     Total current liabilities . . . . . .  2,755          2,891
 Long-term debt. . . . . . . . . . . . . .     46             46
 Other long-term liabilities . . . . . . .    763            749

Shareholders' Equity:
 Preferred shares - $1 par value;
  issued - none. . . . . . . . . . . . . .      -              -
 Common shares - $1 par value;
  issued - 1,015 . . . . . . . . . . . . .  1,015          1,015
 Paid-in capital . . . . . . . . . . . . .    195                 96
 Retained earnings . . . . . . . . . . . .  6,276          5,673
 Accumulated other comprehensive income. .   (273)          (244)
     Total . . . . . . . . . . . . . . . .  7,213          6,540
 Less treasury shares, at cost -
  1998, 281 shares; 1997, 282 shares . . .  3,812          3,719
     Total shareholders' equity. . . . . .  3,401          2,821
                                           $6,965         $6,507

See notes to consolidated financial statements.

                SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
                    STATEMENTS OF CONSOLIDATED CASH FLOWS
                    FOR THE SIX MONTHS ENDED JUNE 30
                                 (UNAUDITED)
                            (Amounts in millions)
                                              1998         1997
Operating Activities:
 Net Income. . . . . . . . . . . . . . . .   $ 905        $ 748
 Depreciation and amortization . . . . . .     114           95
 Accounts receivable . . . . . . . . . . .    (223)        (177)
 Inventories . . . . . . . . . . . . . . .     (43)         (19)
 Prepaid expenses and other assets . . . .    (174)        (114)
 Accounts payable and other liabilities  .     262          187
 Net cash provided by operating
  activities . . . . . . . . . . . . . . .     841          720

Investing Activities:
 Purchase of business, net of cash
  acquired . . . . . . . . . . . . . . . .       -         (315)
 Capital expenditures and purchased
  software . . . . . . . . . . . . . . . .    (127)        (134)
 Proceeds from sales of investments. . . .       -           34
 Purchases of investments. . . . . . . . .     (69)               (79)
 Other, net. . . . . . . . . . . . . . . .      (2)          (5)
 Net cash used for investing
  activities . . . . . . . . . . . . . . .    (198)        (499)

Financing Activities:
 Dividends paid to common shareholders . .    (302)        (260)
 Common shares repurchased . . . . . . . .     (85)          (3)
 Short-term borrowings, net. . . . . . . .    (256)         164
 Other net . . . . . . . . . . . . . . . .      (6)          43
 Net cash used for financing
  activities . . . . . . . . . . . . . . .    (649)         (56)

Effect of exchange rates on cash and
 cash equivalents. . . . . . . . . . . . .      (1)          (1)
Net increase (decrease) in cash and
 cash equivalents. . . . . . . . . . . . .      (7)         164
Cash and cash equivalents, beginning
 of period . . . . . . . . . . . . . . . .     714          535
Cash and cash equivalents, end of period .   $ 707        $ 699

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

Earnings Per Common Share

The shares used for basic earnings per common share and diluted earnings per common share are reconciled as follows (number of shares in millions):

                                      Three Months   Six Months
                                          Ended         Ended
                                         June 30,      June 30,
                                      1998    1997   1998   1997

Average shares outstanding for
 basic earnings per share . . . . .    734     732    733    732

Dilutive effect of options and
 deferred stock units . . . . . . .     10       8     10      7

Average shares outstanding for
 diluted earnings per share . . . .    744     740    743    739

Comprehensive Income and Segments

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income". Comprehensive income is defined as the total change in shareholders' equity during the period other than from transactions with shareholders. For the Company, comprehensive income is comprised of net income, the net change in the accumulated foreign currency translation adjustment account and the net change in unrealized gains and losses on securities classified for SFAS No. 115 purposes as held available for sale. Total comprehensive income for the three months ended June 30, 1998 and 1997 was $431 and $372, respectively. Total comprehensive income for the six months ended June 30, 1998 and 1997 was $876 and $710, respectively.

In 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." As required by the standard, the Company will begin reporting under SFAS No. 131 in its 1998 Annual Report.

Inventories

Inventories consisted of:              June 30,     December 31,
                                        1998           1997

    Finished products . . . . . . .     $372           $334
    Goods in process. . . . . . . .      187            191
    Raw materials and supplies. . .      186            188
      Total inventories . . . . . .     $745           $713

Legal and Environmental Matters

The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including environmental matters and product liability cases. The recorded liabilities for these matters at June 30, 1998 were not material. Management believes that, except for the matters discussed in the following paragraph, it is remote that any material liability in excess of the amounts accrued will be incurred.

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

In May 1998, the Company settled six of the federal antitrust cases brought by 26 food and drug chain retailers and several independent retail stores. Plaintiffs in these cases comprise collectively approximately one-fifth of the prescription drug retail market. The settlement amounts were not material to the Company.

Four of the state antitrust cases have been certified as class actions. Two are class actions on behalf of certain retail pharmacies in California and Wisconsin, and the other two are class actions in California and the District of Columbia, on behalf of consumers of prescription medicine. In addition, an action has been brought in Alabama purportedly on behalf of consumers in Alabama and several other states. Plaintiffs are seeking to maintain the action as a class action. The Company has settled the retailer class action in Wisconsin and the alleged class action in Minnesota and those settlements have been approved by their respective courts; the settlement amounts were not significant. The Company has also recently settled in principal the consumer cases in all of the states except Alabama and California. Court approval of those settlements is currently being sought; the settlement amounts are not material.

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











































Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations - three and six months ended June 30, 1998 compared with the corresponding periods in 1997.

Sales

Consolidated sales for the second quarter advanced $404 million or 23 percent compared with the same period in 1997. For the six months, sales rose $744 million or 23 percent over 1997. Excluding the effect of foreign currency exchange rate fluctuations, consolidated sales grew 26 percent in the quarter and 25 percent for the six month period. Excluding the June 1997 acquisition of the worldwide animal health business of Mallinckrodt Inc., which contributed sales of $121 million in the quarter and $212 million in the first half of 1998, sales would have increased 16 percent in both periods. This performance reflects worldwide sales of the CLARITIN brand of $687 million and $1,124 million for the quarter and first half, respectively, compared with $536 million and $889 million for the corresponding periods in 1997.

Domestic prescription pharmaceutical sales increased 25 percent for the 1998 second quarter and 26 percent for the six-month period. Sales of allergy/respiratory products increased 35 percent in the quarter and 31 percent for the first half, due to continued strong growth of the CLARITIN brand of nonsedating antihistamines. Franchise sales of nasal inhaled steroid products including VANCENASE allergy products and NASONEX a once-daily corticosteroid for allergic rhinitis, increased in the quarter and year-to-date due to market expansion and market share growth. Sales of VANCERIL asthma products advanced in both periods primarily reflecting market growth.

U.S. sales of cardiovascular products rose 29 percent in the quarter and 32 percent for the six months reflecting market share gains for Imdur, a once-daily oral nitrate for angina and market growth for K-Dur, a sustained-release potassium supplement.

Domestic sales of anti-infective and anticancer products decreased 22 percent in the quarter primarily due to lower sales of INTRON A, the Company's alpha interferon anticancer antiviral agent for malignant melanoma and hepatitis C, following heavy
first quarter buying by the trade.   For the six-month period
sales of anti-infectives and anticancer products increased 13 percent primarily due to increased utilization of INTRON A. Sales of EULEXIN, a prostate cancer treatment, were also higher in both periods.

U.S. sales of dermatological products increased 29 percent for the quarter and 32 percent for the six months, primarily due to higher sales of LOTRISONE, an antifungal/anti-inflammatory cream, and ELOCON, a mid-potency topical corticosteroid.

International ethical pharmaceutical product sales increased 6 percent for the second quarter and 5 percent for the six-month period. Excluding the impact of foreign exchange rate fluctuations, sales would have risen 12 percent in both periods. Sales of allergy/respiratory products advanced 8 percent for the quarter and 11 percent for the first half, led by CLARITIN in most world markets.

International dermatological product sales grew 10 percent in the quarter and 13 percent for the six-month period, led by ELOCON. Cardiovascular product sales grew 9 percent for the second quarter and 20 percent for the six months, led by higher sales of NITRO-DUR, a transdermal nitroglycerin patch for angina. International sales of anti-infectives and anticancer products increased 16 percent in the second quarter and 7 percent for the six months. The growth was attributable to higher sales of INTRON A in the quarter and six-month period.

Worldwide sales of animal health products increased 234 percent in the quarter and 206 percent for the six months. On June 30, 1997, the Company completed the acquisition of the worldwide animal health business of Mallinckrodt, Inc., which contributed sales of $121 million in the quarter and $212 million for the first six months of 1998. Excluding Mallinckrodt, sales were essentially flat for the quarter and six month period.

Sales of health care products increased 13 percent for the second quarter and 12 percent for the first six months of 1998. The higher sales were recorded in foot care products and suncare products for both periods, while sales of over-the-counter products increased slightly for the six-month period.

Income before income taxes increased 22 percent for the quarter compared with 1997, and represented 28.4 percent of sales versus
28.7 percent last year. For the six months, income before taxes grew 21 percent over 1997, representing 29.7 percent of sales compared with 30.1 percent of last year.

Cost of sales as a percentage of sales increased to 19.9 percent in the quarter from 19.2 percent in 1997, and for the first six months, the ratio increased to 19.9 percent from 18.8 percent in 1997 principally driven by the inclusion of Mallinckrodt products which have lower margins.

Selling, general and administrative expenses represented 39.0 percent of sales in the second quarter compared with 39.5 percent last year. For the six-month period, the ratio was 38.2 percent versus 38.7 percent in 1997. The decreases in the ratios are the result of timing related spending for promotional and selling activities.

Research and development spending rose 25 percent in the quarter, representing 12.3 percent of sales compared with 12.1 percent a year ago. For the six-month period, spending grew 25 percent, and represented 12.0 percent of sales versus 11.8 percent in 1997. The higher spending reflects the Company's funding of both internal research efforts and research collaborations with various partners to develop a steady flow of innovative products and line extensions.

The effective tax rate was 24.5 percent in the three- and six-month periods of both 1998 and 1997.

Basic earnings per common share advanced 22 percent in the second quarter to $.62 from $.51 in 1997. Diluted earnings per common share advanced 22 percent to $.61 from $.50 for the same period. For the six-month period, basic earnings per common share rose 21 percent to $1.23 from $1.02 in 1997, and diluted earnings per common share rose 21 percent to $1.22 from $1.01 in 1997. Excluding the impact of fluctuations in foreign currency exchange rates, basic earnings per common share would have increased approximately 25 percent for the quarter and six-month periods and diluted earnings per common share would have increased approximately 26 percent for the quarter and approximately 25 percent for the six-month period.

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

The Company began implementing its plan to modify its computer systems to enable the proper processing of transactions relating to the Year 2000. The plan includes replacing and/or updating existing systems in order to avoid business interruption. The Company expects this project to be substantially completed by the end of 1998. The estimated cost of these modifications, incurred over the life of the project, is expected to be approximately $50 million.

Liquidity and financial resources - six months ended June 30,
1998

Cash generated from operations continues to be the Company's major source of funds to finance working capital, additions to property, shareholder dividends and common share repurchases. Cash provided by operating activities was $841 million for the first six months of 1998. Cash was used to pay shareholder dividends of $302 million, reduce short-term borrowing by $256 million, fund capital expenditures and purchase software of $127 million, repurchase shares for $85 million and purchase investments for $69 million.

In October 1997, the Board of Directors authorized the repurchase of $1 billion of the Company's common shares. As of June 30, 1998 this program was approximately nine percent complete.

In April 1998, the Board of Directors increased the quarterly dividend by 16 percent to $.22 from $.19 per common share.

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

Item 1.   Legal Proceedings

Item 3, Legal Proceedings, of Part I of the Company's Annual
Report on Form 10-K for the fiscal year ended December 31, 1997, is incorporated by reference.

In May 1998, the Company settled six of the federal antitrust cases brought by 26 food and drug chain retailers and several independent retail stores. Plaintiffs in these cases comprise collectively approximately one-fifth of the prescription drug retail market. The settlement amounts were not material to the Company. The Great Atlantic and Pacific Tea Company, Inc. (A&P) was among the settling plaintiffs.

The settlements of the state antitrust cases in Wisconsin and Minnesota have been approved by the respective courts. The Company has also recently settled in principal the state consumer cases in all of the states except Alabama and California. Court approval of those settlements is currently being sought. The settlement amounts were not material to the Company.

Item 6.  Exhibits and Reports on Form 8-K

a) Exhibits - The following Exhibits are filed with this document:

     Exhibit
     Number                    Description

      10(a)       - Agreement between the Company and Rodolfo C.
                    Bryce dated June 10, 1998.

      27          - Financial Data Schedule

      99          - Company Statement Relating to Forward
                    Looking Information


b)  Reports on Form 8-K:

No report has been filed during the six months ended June
30, 1998.










                            SIGNATURE(S)



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Schering-Plough Corporation
                                        (Registrant)



Date  August 10, 1998               /s/Thomas H. Kelly
                                       Thomas H. Kelly
                               Vice President and Controller

WD2QTR.10Q


 - 4 -
      WD2QTR.10Q

WD2QTR.10Q
 - 14 -