Form 10-Q
period 1998-09-30
SCHERING PLOUGH CORP
filed 1998-11-09
CIK 310158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
			 Washington, D. C.  20549
				FORM 10-Q





QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
			   EXCHANGE ACT OF 1934


	For the quarterly period ended September 30, 1998



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


		    YES    X             NO




Common Shares Outstanding as of September 30, 1998:  734,805,557



PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

	    SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
		 STATEMENTS OF CONSOLIDATED INCOME
			     (UNAUDITED)
	   (Amounts in millions, except per share figures)
				  Three Months           Nine Months
				      Ended                  Ended
				   September 30          September 30


				  1998      1997        1998     1997


Sales . . . . . . . . . . . . . $1,986     $1,709      $6,018   $4,997
Costs and expenses:
 Cost of sales. . . . . . . . .    394        326       1,197      945
 Selling, general
  and administrative. . . . . .    762        681       2,302    1,954
 Research and development . . .    257        220         742      608
 Other, net . . . . . . . . . .      1         15           6       32
				 1,414      1,242       4,247    3,539

Income before income taxes. . .    572        467       1,771    1,458
Income taxes. . . . . . . . . .    140        114         434      357
Net Income. . . . . . . . . . . $  432     $  353      $1,337   $1,101

Basic earnings per common share $  .59     $  .48      $ 1.82   $ 1.50

Diluted earnings per common
 share. . . . . . . . . . . . . $  .58     $  .48      $ 1.80   $ 1.49

Dividends per common share. . . $  .22     $  .19      $  .63   $ .545

	See notes to consolidated financial statements.

	     SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
		      CONSOLIDATED BALANCE SHEETS
			    (UNAUDITED)
	    (Amounts in millions, except per share figures)
					 September 30,  December 31,
					      1998          1997
Assets

 Cash and cash equivalents . . . . . . . . $   937      $    714
 Accounts receivable, net. . . . . . . . .     680           645
 Inventories . . . . . . . . . . . . . . .     804           713
 Prepaid expenses, deferred income taxes
  and other current assets . . . . . . . .   1,021           848
     Total current assets. . . . . . . . .   3,442         2,920
 Property, plant and equipment . . . . . .   3,924         3,750
 Less accumulated depreciation . . . . . .   1,343           1,224
     Property, net . . . . . . . . . . . .   2,581         2,526
 Intangible assets, net. . . . . . . . . .     563           481
 Other assets. . . . . . . . . . . . . . .     630           580
					   $ 7,216       $ 6,507
Liabilities and Shareholders' Equity

 Accounts payable. . . . . . . . . . . . . $   861       $   803
 Short-term borrowings and current
  portion of long-term debt. . . . . . . .     138           581
 Other accrued liabilities . . . . . . . .   1,697         1,507
     Total current liabilities . . . . . .   2,696         2,891
 Long-term debt. . . . . . . . . . . . . .      46            46
 Other long-term liabilities . . . . . . .     780           749

Shareholders' Equity:
 Preferred shares - $1 par value;
  issued - none. . . . . . . . . . . . . .       -             -
 Common shares - $1 par value;
  issued - 1,015 . . . . . . . . . . . . .   1,015         1,015
 Paid-in capital . . . . . . . . . . . . .     255            96
 Retained earnings . . . . . . . . . . . .   6,545         5,673
 Accumulated other comprehensive income. .    (269)         (244)
     Total . . . . . . . . . . . . . . . .   7,546         6,540
 Less treasury shares, at cost -
  1998, 280 shares; 1997, 282 shares . . .   3,852         3,719
     Total shareholders' equity. . . . . .   3,694         2,821
					   $ 7,216       $ 6,507

	      See notes to consolidated financial statements.

		SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
		    STATEMENTS OF CONSOLIDATED CASH FLOWS
		    FOR THE NINE MONTHS ENDED SEPTEMBER 30
				 (UNAUDITED)
			    (Dollars in millions)
					       1998       1997
Operating Activities:
 Net Income. . . . . . . . . . . . . . . .   $1,337      $1,101
 Depreciation and amortization . . . . . .      172         157
 Accounts receivable . . . . . . . . . . .      (61)         41
 Inventories . . . . . . . . . . . . . . .      (73)        (55)
 Prepaid expenses and other assets . . . .     (205)       (179)
 Accounts payable and other liabilities  .      358         297
 Net cash provided by operating
  activities . . . . . . . . . . . . . . .    1,528       1,362

Investing Activities:
 Purchase of business, net of cash
  acquired . . . . . . . . . . . . . . . .        -        (351)
 Capital expenditures and purchased
  software . . . . . . . . . . . . . . . .     (227)       (231)
 Proceeds from sales of investments. . . .        -          37
 Purchases of investments. . . . . . . . .     (103)        (98)
 Other, net. . . . . . . . . . . . . . . .       (3)        (10)
 Net cash used for investing
  activities . . . . . . . . . . . . . . .     (333)       (653)

Financing Activities:
 Dividends paid to common shareholders . .     (465)       (400)
 Common shares repurchased . . . . . . . .     (109)        (56)
 Short-term borrowings, net. . . . . . . .     (433)       (100)
 Repayment of long-term debt . . . . . . .        -          (3)
 Other, net. . . . . . . . . . . . . . . .       37          54
 Net cash used for financing
  activities . . . . . . . . . . . . . . .     (970)       (505)

Effect of exchange rates on cash and
 cash equivalents. . . . . . . . . . . . .       (2)         (7)
Net increase in cash and cash equivalents .     223         197
Cash and cash equivalents, beginning
 of period . . . . . . . . . . . . . . . .      714         535
Cash and cash equivalents, end of period .   $  937      $  732

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

Earnings Per Common Share

The shares used for basic earnings per common share and diluted earnings per common share are reconciled as follows (number of shares in millions):

				      Three Months   Nine Months
					  Ended         Ended
				      September 30, September 30,
				       1998   1997   1998   1997

Average shares outstanding for
 basic earnings per share . . . . .    734     732   734     732

Dilutive effect of options
 and deferred stock units . . . . .     11       9    10       8

Average shares outstanding for
 diluted earnings per share . . . .    745     741   744     740


On September 22, 1998, the Board of Directors voted to increase the authorized common shares from 1.2 billion to 2.4 billion and approved a 2-for-1 stock split. Distribution of the split shares will be made on December 2, 1998 to shareholders of record at the close of business on November 6, 1998. The number of shares and the per share amounts included in these consolidated financial statements are presented before giving effect to the stock split. The pre-split par value of each common share is $1; the post-split par value will be $.50.

Proforma earnings per common share on a post-split basis would be as follows:

				      Three Months   Nine Months
					  Ended         Ended
				      September 30, September 30,
				      1998    1997   1998   1997

Basic earnings per common share . . . $.29    $.24   $.91   $.75

Diluted earnings per common share . . $.29    $.24   $.90   $.74


Comprehensive Income and Segments

In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". Comprehensive income is defined as the total change in shareholders' equity during the period other than from transactions with shareholders. For the Company, comprehensive income is comprised of net income, the net change in the accumulated foreign currency translation adjustment account and the net change in unrealized gains and losses on securities classified for SFAS No. 115 purposes as held available for sale. Total comprehensive income for the three months ended September 30, 1998 and 1997 was $436 and $330, respectively. Total comprehensive income for the nine months ended September 30, 1998 and 1997 was $1,312 and $1,040, respectively.

Also in 1997, the FASB issued SFAS No. 131, "Disclosures about
Segments of an Enterprise and Related Information." As required by the standard, the Company will begin reporting under SFAS No.
131 in its 1998 Annual Report.

Inventories

Inventories consisted of:          September 30,     December 31,
				       1998             1997

    Finished products . . . . . . .   $406              $334
    Goods in process. . . . . . . .    207               191
    Raw materials and supplies. . .    191               188
      Total inventories . . . . . .   $804              $713











Legal and Environmental Matters


The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including environmental matters and product liability cases. The recorded liabilities for these matters at September 30, 1998 were not material. Management believes that, except for the matters discussed in the following paragraphs, it is remote that any material liability in excess of the amounts accrued will be incurred.

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

One of the federal cases is a class action on behalf of approximately two-thirds of all retail pharmacies in the United States and alleges a price-fixing conspiracy. The Company has agreed to settle the federal class action for a total of approximately $22 payable over three years. The settlement provides, among other things, that the Company shall not refuse to grant discounts on brand-name prescription drugs to a retailer based solely on its status as a retailer and that, to the extent a retailer can demonstrate its ability to affect market share of a Company brand-name prescription drug in the same manner as a managed care organization with which the retailer competes, it will be entitled to negotiate similar incentives subject to the rights, obligations, exemptions and defenses of the Robinson-Patman Act and other laws and regulations. The United States District Court in Illinois approved the settlement of the federal class action on June 21, 1996. In June 1997, the Seventh Circuit Court of Appeals dismissed all appeals from that settlement, and it is not subject to further review. In addition, in August 1997, the Seventh Circuit ruled that there was sufficient evidence of participation in the alleged conspiracy by certain wholesalers to require them to proceed to trial.

In May 1998, the Company settled six of the federal antitrust cases brought by 26 food and drug chain retailers and several independent retail stores. Plaintiffs in these cases comprise collectively approximately one-fifth of the prescription drug retail market. The settlement amounts were not material to the Company.

Four of the state antitrust cases have been certified as class actions. Two are class actions on behalf of certain retail pharmacies in California and Wisconsin, and the other two are class actions in California and the District of Columbia on behalf of consumers of prescription medicine. In addition, actions have been brought in Alabama and Tennessee purportedly on behalf of consumers in Alabama, Tennessee and several other states. Plaintiffs are seeking to maintain the actions as class actions. The Court in the Tennessee case has conditionally certified a class of consumers. The Company has settled the retailer class action in Wisconsin and an alleged class action in Minnesota and those settlements have been approved by their respective courts; the settlement amounts were not significant. The Company has also recently settled in principal the consumer cases in all of the states except Alabama, California and the purported multi-state class case in Tennessee. Court approval of those settlements is currently being sought, and the Court in Michigan has already approved the settlement of the action in that state; the settlement amounts are not material.

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

The Company is a defendant in a state court action in Texas brought by Foxmeyer Health Corporation, the parent of a pharmaceutical wholesaler that filed for bankruptcy in August 1996, which has now been removed to Federal Bankruptcy Court in Dallas. The case is against another pharmaceutical wholesaler and 11 pharmaceutical companies, and alleges that the defendants conspired to drive the plaintiff's wholesaler subsidiary out of business. The plaintiff is seeking damages in the amount of $400. A motion for summary judgment is pending in the Delaware bankruptcy of the bankrupt wholesaler.

New Accounting Pronouncement

In June 1998, the FASB issued SFAS  No.  133, "Accounting  for
Derivative Instruments and Hedging Activities". SFAS No. 133 must be adopted by the Company no later than January 1, 2000.

SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives that do not qualify as hedges shall be recorded each period in the income statement. If specified criteria are met, derivatives can qualify as a hedge of forecasted cash flow transactions or a hedge of the fair value of assets, liabilities or firm commitments.

Changes in the fair value of an effective cash flow hedge shall be recorded in other comprehensive income. The amount recorded in other comprehensive income shall be reclassified into the income statement when the forecasted transaction is recorded in the income statement.

The effect of all other changes in fair value of derivatives shall be recorded in the income statement. If the derivative qualifies as a fair value hedge, the hedged asset, liability or firm commitment shall also be recorded at its fair value, with the effect of changes in their fair value recorded in the income statement. For effective fair value hedges, changes in the fair value of the derivative instrument will be offset in the income statement by changes in the hedged item's fair value.

As stated in the 1997 Annual Report to shareholders, management has determined that it is not cost effective to engage in a formula-based program using derivative instruments to hedge its market risks. Accordingly, this statement is not expected to impact the Company's financial statements.




Item 2.  Management's Discussion and Analysis of Financial
	 Condition and Results of Operations

Results of Operations - three and nine months ended September 30, 1998 compared with the corresponding periods in 1997.

Sales

Consolidated sales for the third quarter advanced $277 million or 16 percent compared with the same period in 1997. For the nine months, sales rose $1.0 billion or 20 percent over 1997. Excluding the effect of foreign currency exchange rate fluctuations, consolidated sales grew 18 percent in the quarter and 23 percent for the nine-month period. Excluding the first six months of 1998 revenues from the Mallinckrodt animal health business (acquired as of June 30, 1997), sales for the nine-month period would have increased 16 percent. This performance reflects worldwide sales of the CLARITIN brand of $635 million and $1,758 million for the quarter and nine-month period, respectively, compared with $448 million and $1,337 million for the corresponding periods in 1997.

Domestic prescription pharmaceutical sales increased 24 percent for the 1998 third quarter and 26 percent for the nine-month period. Sales of allergy/respiratory products advanced 30 percent in the quarter and 31 percent for the nine-month period, due to continued strong growth of the CLARITIN brand of nonsedating antihistamines. Franchise sales of nasal inhaled steroid products, which includes VANCENASE allergy products and NASONEX, a once-daily corticosteroid for allergic rhinitis, increased in the quarter due to market expansion and for the year-to-date period due to market expansion and market share growth. Sales of VANCERIL asthma products advanced year-to-date primarily reflecting market growth.

U.S. sales of cardiovascular products rose 1 percent in the quarter and 20 percent for the nine months. The nine month increase reflects market expansion and market share gains for IMDUR, a once-daily oral nitrate for angina and K-Dur, a sustained-release potassium supplement.

Domestic sales of anti-infective and anticancer products increased 31 percent in the quarter and 20 percent for the nine-month period, primarily due to Intron A and Rebetron Combination
Therapy for the treatment of chronic hepatitis C in relapse patients.

U.S. sales of dermatological products decreased 25 percent for the quarter, but increased 12 percent for the nine-month period. This was due to varying trade buying patterns. Year-to-date growth was primarily due to higher sales of LOTRISONE, an antifungal/anti-inflammatory cream, and ELOCON, a mid-potency topical corticosteroid.

International ethical pharmaceutical product sales increased 6 percent for the third quarter and 5 percent for the nine-month period. Excluding the impact of foreign currency exchange rate fluctuations, sales would have risen 12 percent in both periods. Sales of allergy/respiratory products advanced 8 percent for the quarter and 10 percent for the nine-month period, led by CLARITIN in most world markets.

International dermatological product sales grew 12 percent in the quarter and 13 percent for the nine-month period, led by ELOCON. Cardiovascular product sales grew 14 percent for the third quarter and 18 percent for the nine months, led by higher sales of NITRO-DUR, a transdermal nitroglycerin patch for angina. International sales of anti-infectives and anticancer products increased 10 percent in the third quarter and 8 percent for the nine months. The growth was attributable to higher sales of INTRON A in the quarter and nine-month period.

Worldwide sales of animal health products increased 24 percent in the quarter and 105 percent for the nine months. Excluding the impact of first six months 1998 revenues of $212 million from Mallinckrodt, sales for the first nine months of 1998 would have increased 13 percent.

Sales of health care products increased 2 percent for the third quarter and 9 percent for the first nine months of 1998. The higher sales were recorded in foot care products for both periods, while sales of sun care products increased for the nine-month period. Sales of over-the-counter products decreased slightly for both periods primarily due to declines in the GYNE-LOTRIMIN vaginal antifungal line.

Income before income taxes increased 22 percent for the quarter compared with 1997, and represented 28.8 percent of sales versus
27.3 percent last year. For the nine months, income before taxes grew 21 percent over 1997, representing 29.4 percent of sales compared with 29.2 percent last year.

Cost of sales as a percentage of sales increased to 19.9 percent in the quarter from 19.1 percent in 1997, and for the first nine months, the ratio increased to 19.9 percent from 18.9 percent in 1997 due to the inclusion of Mallinckrodt products, which have lower margins, and due to the higher royalties paid on licensed products.

Selling, general and administrative expenses represented 38.4 percent of sales in the third quarter compared with 39.8 percent last year. For the nine-month period, the ratio was 38.3 percent versus 39.1 percent in 1997. The decreases in the ratio are the result of sales increases outpacing expense growth.




Research and development spending rose 17 percent in the quarter, representing 12.9 percent of sales for both 1998 and 1997. For the nine-month period, spending grew 22 percent, and represented
12.3 percent of sales versus 12.2 percent in 1997. The higher spending reflects the Company's funding of both internal research efforts and research collaborations with various partners to develop a steady flow of innovative products and line extensions.

The effective tax rate was 24.5 percent in the three and nine-month periods of both 1998 and 1997.

Basic earnings per common share advanced 23 percent in the third quarter to $.59 from $.48 in 1997. Diluted earnings per common share advanced 21 percent to $.58 from $.48 for the same period. For the nine-month period, basic earnings per common share rose 21 percent to $1.82 from $1.50 in 1997, and diluted earnings per common share rose 21 percent to $1.80 from $1.49 in 1997. Excluding the impact of fluctuations in foreign currency exchange rates, basic earnings per common share would have increased approximately 23 percent for the quarter and 25 percent for the nine-month period and diluted earnings per common share would have increased approximately 21 percent for the quarter and approximately 23 percent for the nine-month period.

Year 2000: Many computer systems ("IT systems") and equipment and instruments with embedded microprocessors ("non-IT systems") were designed to only recognize the last two digits of a calendar year. With the arrival of the Year 2000, these systems and microprocessors may encounter operating problems due to their inability to distinguish years after 1999 from years preceding 1999. As a result, the Company is engaged in an extensive project to remediate or replace its date-sensitive IT systems and non-IT systems.

The project involves four phases: (1) compiling an inventory of IT and non-IT systems; (2) distinguishing "critical" systems from "non-critical" systems; (3) remediating or replacing IT and non-IT systems; and (4) testing the remediated or replaced IT and non-IT systems. "Critical" systems for this purpose include such systems as those which may affect health/safety or product manufacturing and those which may significantly affect product distribution and customer service. Also, certain research systems have been designated as critical.










The following chart indicates the estimated state of completion, as well as the planned date of completion of each phase of the project:



					Planned        Planned
			 September      December       December
			    1998          1998           1999

Inventory of IT and
 non-IT Systems             100%          100%

Identify critical and
 non-critical IT and
 non-IT systems             100%          100%

Remediation or replacement
 of critical systems         65%           95%           100%

Testing critical systems     60%           90%           100%



The estimated cost of the Year 2000 project is approximately $50 million, of which approximately $20 million will be for replacements. As of September 30, 1998, $30 million of costs have been incurred, of which $20 million has been expensed. Estimated 1998 expense for this project is $10 million. The annual expense of this project is approximately ten percent of the Company's overall annual IT budget. No other significant information systems projects have been deferred as a result of the Company's Year 2000 project. The book value of computers, software and equipment that will require write-off as a result of not being Year 2000 compliant is immaterial.

The Company's internal auditors are reviewing progress on the Year 2000 project and provide evaluations of the Company's readiness to senior management on a regular basis.

The Company expects to complete its Year 2000 project by December 1999. Consequently, the Company believes that the Year 2000 issue will not have a material adverse effect on the Company's internal operating systems. However, the Company's operations may be impacted in the event that computer disruption is encountered by third parties with whom the Company conducts significant business. These third parties include wholesalers, distributors, managed care organizations, hospitals, suppliers, clinical researchers, research partners and government agencies.

The Company has initiated communications with these third parties concerning their state of readiness, and intends to continue these communications throughout 1999. To date, these third parties have generally not identified significant risks of business disruption due to Year 2000. However, the Company can provide no assurance that these third parties will not experience business disruption.

The Company currently believes that the most reasonably likely worst case scenario concerning the Year 2000 involves potential business disruption among the third parties with whom it conducts significant business. If a number of these third parties (including, in particular, wholesalers, managed care organizations and clinical researchers) experience business disruption due to a Year 2000 computer problem, the Company's results of operations and cash flow could be materially adversely affected.

During 1999, the Company intends to develop contingency plans to address potential business disruptions at these third parties. Contingency planning may include increasing inventory levels, establishing secondary sources of supply and manufacturing, and maintaining back-up lines of communications with our customers. However, it is unlikely that any contingency plan can fully mitigate the impact of significant business disruptions among these third parties.

The estimates and conclusions in this description of the Year 2000 issue contain forward-looking statements and are based on management's estimates of future events. Risks to completing the Year 2000 project include the continued availability of resources and qualified information systems personnel.

Euro: On January 1, 1999, certain member countries of the European Union will establish a new common currency, the euro. Also, on January 1, 1999 the participating countries will irrevocably fix the rate of exchange between their existing currencies (legacy currencies) and the euro. The new euro currency is intended to eventually replace the legacy currencies presently in use in each of the participating countries. Euro bills and coins will not be issued until January 1, 2002.

Companies operating within the participating countries may, at their discretion, choose to operate in either legacy currencies or the euro until January 1, 2002. The Company expects its affected subsidiaries to continue to operate in their respective legacy currency for at least two years. The Company has prepared a euro implementation plan which will allow it to accommodate transactions for customers and suppliers operating in either legacy currency or euros as of January 1, 1999. The cost to the Company to develop and implement this plan is not material.

The Company believes that the creation of the euro will not significantly change its market risk with respect to foreign exchange. Having a common European currency may result in certain changes to competitive techniques, product pricing and marketing strategies. Although we are unable to quantify these impacts, if any, at this time, management does not believe the creation of the euro will have a material effect on the Company.



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

Liquidity and financial resources - nine months ended September
30, 1998

Cash generated from operations continues to be the Company's major source of funds to finance working capital, additions to property, shareholder dividends and common share repurchases. Cash provided by operating activities was $1.5 billion for the first nine months of 1998. Cash was used to pay shareholder dividends of $465 million, reduce short-term borrowing by $433 million, fund capital expenditures of $227 million, repurchase shares for $109 million and purchase investments for $103 million.

In October 1997, the Board of Directors authorized the repurchase of $1 billion of the Company's common shares. As of September
30, 1998 this program was approximately eleven percent complete.

In April 1998, the Board of Directors increased the quarterly dividend by 16 percent to $.22 from $.19 per common share.

In September 1998, the Board of Directors authorized a 2-for-1 stock split of the Company's common shares. The distribution of the split shares will be made on December 2, 1998, to the shareholders of record at the close of business on November 6, 1998.

The Company's liquidity and financial resources continue to be sufficient to meet its operating needs.

Market Risk Disclosures

As discussed in the 1997 Annual Report to Shareholders, the Company's exposure to market risk from changes in foreign currency exchange rates and interest rates, in general, is not material.

Cautionary Statements for Forward Looking Information

Management's discussion and analysis set forth above contains certain forward looking statements, including statements regarding the Company's financial position and results of operations. These forward looking statements are based on current expectations. Certain factors have been identified by the Company in Exhibit 99 of the Company's December 31, 1997, Form 10-K filed with the Securities and Exchange Commission, which could cause the Company's actual results to differ materially from expected and historical results. Exhibit 99 from the Form 10-K is incorporated by reference herein


PART II  OTHER INFORMATION

Item 1.   Legal Proceedings

The fifth paragraph of Item 3, Legal Proceedings, of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, relating to state antitrust cases, is incorporated herein by reference. In August, a class action was brought in Tennessee purportedly on behalf of consumers in Tennessee. The court has conditionally certified a class of consumers.

Item 5.  Other Information

Under rules recently adopted by the Securities and Exchange Commission, if a shareholder notifies the Company after January 29, 1999 of an intent to present a proposal at the Company's 1999 Annual Meeting, the Company may have the right to exercise its discretionary voting authority with respect to such proposal, if presented at the meeting, without including information regarding such proposal in its proxy materials. Shareholder proposals to be presented at the 1999 Annual Meeting must be received by the Company on or before November 27, 1998 for inclusion in the proxy statement and proxy card relating to that meeting.

Item 6.  Exhibits and Reports on Form 8-K

a) Exhibits - The following Exhibits are filed with this document:

     Exhibit
     Number                    Description

       4          - Amendment to Bylaws effective September 22,
		    1998.

      10(a)       - Amendment to Supplemental Executive
		    Retirement Plan.

      10(b)       - Amendment to Retirement Benefits Equalization
		    Plan.

      27          - Financial Data Schedule


 b)  Reports on Form 8-K:

No report has been filed during the three months ended
September 30, 1998.


		       SIGNATURE(S)



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


				Schering-Plough Corporation
					(Registrant)


Date  November 9, 1998            /s/Thomas H. Kelly
				     Thomas H. Kelly
			       Vice President and Controller