Form 10-K405
period 1998-12-31
SCHERING PLOUGH CORP
filed 1999-02-25
CIK 310158

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                         Form 10-K Annual Report

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the fiscal year ended December 31, 1998     Commission file
                                                Number 1-6571
                    SCHERING-PLOUGH CORPORATION

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

Common Shares, $.50 par value             New York Stock Exchange

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

Common shares outstanding as of January 29, 1999:   1,472,315,748

Aggregate market value of common shares at January 29, 1999 held
by non-affiliates based on closing price:     $80 billion.

                                              Part of Form 10-K
Documents incorporated by reference           incorporated into

Schering-Plough Corporation 1998              Parts I, II and IV
Annual Report to Shareholders

Schering-Plough Corporation Proxy             Part III
Statement for the annual meeting of
shareholders on April 27, 1999

                               Part I
Item 1.  Business

General

The terms "Schering-Plough" and the "Company," as used herein, refer to Schering-Plough Corporation and its subsidiaries, except as otherwise indicated by the context. Schering-Plough Corporation is a holding company which was incorporated in 1970. Subsidiaries of Schering-Plough Corporation are engaged in the discovery, development, manufacturing and marketing of pharmaceutical and health care products worldwide. Products include prescription drugs and consumer products.

Business Segment and Other Financial Information

The "Business Segment Data" as set forth in the Notes to Consolidated Financial Statements in the Company's 1998 Annual Report to Shareholders is incorporated herein by reference. Net sales by major product groups for each of the three years in the period ended December 31, 1998 were as follows (dollars in millions):


                                  1998      1997      1996
Allergy/Respiratory              $3,375    $2,708    $2,113
Anti-infective and Anticancer     1,263     1,156     1,135
Dermatologicals                     619       571       560
Cardiovasculars                     750       637       533
Other Pharmaceuticals               688       649       512
Animal Health                       647       389       196
Foot Care                           336       300       261
Sun Care                            181       148       123
OTC                                 205       208       210
Other Health Care Products           13        12        13

Consolidated Net Sales           $8,077    $6,778    $5,656

In June 1997, the Company purchased the worldwide animal health operations of Mallinckrodt Inc. The acquisition was recorded under the purchase method of accounting at a cost of approximately $490 million, which includes the assumption of debt and direct costs of the acquisition.

Pharmaceutical Products

The Company's pharmaceutical operations include prescription drugs and animal health products. Prescription products include:
CLARITIN, CLARITIN-D, NASONEX, PROVENTIL, THEO-DUR, VANCENASE and VANCERIL, allergy/respiratory; CEDAX, INTRON A, REBETRON Combination Therapy containing REBETOL capsules and INTRON A injection, EULEXIN, GARAMYCIN, and NETROMYCIN, anti-infective and anticancer; DIPROLENE, DIPROSONE, ELOCON, and LOTRISONE, derma-tologicals; INTEGRILIN, IMDUR, K-DUR, NITRO-DUR and NORMODYNE, cardiovasculars; CELESTONE, and SUBUTEX, other pharmaceuticals. Animal health biological and pharmaceutical products include anthelmintics, GENTOCIN and NUFLOR, antibiotics; BANAMINE, a non-steroidal anti-inflammatory agent; TRIBRISSEN, an antimicrobial; RALGRO, a growth promotant; nutritionals; OTOMAX, a steroid ointment and OPTIMMUNE, an ophthalmic ointment and vaccines.

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

The Company's subsidiaries own (or have licensed rights under) a number of patents and patent applications, both in the United States and abroad. Patents and patent applications relating to the Company's significant products, including without limitation the CLARITIN family of products and INTRON A, are of material importance to the operations of the pharmaceutical segment.

Raw materials essential to this segment are available in adequate quantities from a number of potential suppliers. Energy is expected to be available to the Company in sufficient quantities to meet operating requirements.

Worldwide, the Company's pharmaceutical products are sold under trademarks. Trademarks are considered in the aggregate to be of material importance to the pharmaceutical business and are protected by registration or common law in the United States and most other markets where the products are sold.

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

During 1998, 11 percent of consolidated net sales were made to McKesson Corporation, a major pharmaceutical and health care products distributor; substantially all of these sales were in the pharmaceutical segment in the United States.

Health Care Products

The product categories in the health care segment are foot care, sun care and OTC products primarily sold in the United States. Products include: CLEAR AWAY wart remover; DR. SCHOLL'S foot care products; LOTRIMIN AF and TINACTIN antifungals; COPPERTONE and
SOLARCAINE sun care products;   AFRIN  nasal decongestant; CHLOR-
TRIMETON antihistamine; CORICIDIN and DRIXORAL cold and decongestant products; CORRECTOL laxative; GYNE-LOTRIMIN for vaginal yeast infections; A & D ointment; and PAAS egg coloring products. Business in this segment is conducted through wholesale and retail drug, food chain and mass merchandiser outlets, and is promoted directly to the consumer through television, radio, print and other advertising media.

Raw materials essential to this segment are available in adequate quantities from a number of potential suppliers. A substantial portion of the Company's sun care products are produced by third party suppliers. However, the Company does not believe that the loss of any one of these suppliers would have a material adverse effect on the health care segment. Energy is expected to be available to the Company in sufficient quantities to meet operating requirements.

Trademarks for the major products included in this segment are registered in the United States and some overseas countries where these products are marketed. Trademarks are very important to the operations of this segment.

Principally due to the seasonal sales of sun care products, operating profits in this segment are relatively higher in the first half of the year.

There is generally no significant backlog of orders since the Company's business is normally conducted on an immediate shipment basis.

The health care products' industry is highly competitive and includes other large companies with substantial resources for product development and promotion. There are several dozen significant competitors in this industry. The Company believes that in the United States it has a leading position in the foot care and sun care categories, with its DR. SCHOLL'S lines of foot insoles, cushions, wart removal and antifungals and its brands of sun care products. In addition, AFRIN is among the leaders in nasal sprays. The principal competitive techniques used by the Company in this industry segment include the development and introduction of new and improved products, switching prescription products to OTC medicines, and product promotion methods to gain and retain consumer acceptance.

During 1998, approximately 38 percent of the health care segment's sales were to the segment's five largest customers as compared to 38 percent and 33 percent for the years ended
December 31, 1997 and 1996, respectively.

Foreign Operations

Foreign activities are carried out primarily through wholly-owned subsidiaries wherever market potential is adequate and circum-stances permit. In addition, the Company is represented in some markets through joint ventures, licensees or other distribution arrangements. There are approximately 13,300 employees outside the United States.

Foreign operations are subject to certain risks which are inherent in conducting business overseas. These risks include possible nationalization, expropriation, importation limitations and other restrictive governmental actions. Also, fluctuations in foreign currency exchange rates can impact the Company's consolidated financial results. For additional information on foreign operations, see "Management's Discussion and Analysis of Operations and Financial Condition", "Financial Instruments" and "Business Segment Data" in the Company's 1998 Annual Report to Shareholders which is incorporated herein by reference.

Research and Development

The Company's research activities are primarily aimed at discovering and developing new and enhanced pharmaceutical products of medical and commercial significance. Company sponsored research and development expenditures were $1,007 million, $847 million and $723 million in 1998, 1997, and 1996, respectively. Research expenditures represented approximately 13 percent of consolidated net sales in each of the three years.

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

The Company has complied and will continue to comply with the government regulations of the countries in which operations are conducted.

Environment

To date, compliance with federal, state and local environmental protection laws has not had a materially adverse effect on the Company. The Company has made and will continue to make necessary expenditures for environmental protection. Worldwide capital expenditures during 1998 included approximately $13 million for environmental control purposes. It is anticipated that continued compliance with such environmental regulations will not significantly affect the Company's financial statements or its competitive position. For additional information on environmental matters, see "Legal and Environmental Matters" in the Notes to the Consolidated Financial Statements in the Company's 1998 Annual Report to Shareholders which is incorporated herein by reference.

Employees

There were approximately 25,100 people employed by the Company at December 31, 1998.



Item 2.  Properties

The Company's corporate headquarters is located in Madison, New Jersey. Principal manufacturing facilities for the pharmaceutical segment are located in Kenilworth, New Jersey, Miami, Florida, Omaha, Nebraska, Puerto Rico, Argentina, Australia, Belgium, Canada, Colombia, France, Ireland, Italy, Japan, Mexico, Singapore and Spain; health care segment: Kenilworth, New Jersey, Cleveland, Tennessee and Puerto Rico.

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

Item 3.  Legal Proceedings

Subsidiaries of the Company are defendants in 185 lawsuits involving approximately 730 plaintiffs arising out of the use of synthetic estrogens by the mothers of the plaintiffs. In virtually all of these lawsuits, many other pharmaceutical companies are also named defendants. The female plaintiffs claim various injuries, including cancerous or precancerous lesions of the vagina and cervix and a multiplicity of pregnancy problems.
A number of suits involve infants with birth defects born to daughters whose mother took the drug. The total amount claimed against all defendants in all the suits amounts to more than $2 billion. While it is not possible to precisely predict the outcome of these proceedings, it is management's opinion that it is remote that any material liability in excess of the amount accrued will be incurred.

The Company is a party to, or otherwise involved in, environmental clean-up actions or proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as Superfund) or equivalent state laws.
These actions or proceedings seek to require the owners or operators of facilities that treated, stored or disposed of hazardous substances and transporters and generators of such substances to remediate contaminated facilities and/or reimburse the government or private parties for their clean-up costs. The Company, along with such owners, operators, transporters and generators, is alleged to be a potentially responsible party ("PRP") as an alleged generator of hazardous substances found at certain facilities. In each proceeding, the government or private litigants allege that any one PRP, including the Company, is jointly and severally liable for all clean-up requirements and costs. Although joint and several liability is alleged, a PRP's share of clean-up costs is frequently determined on the basis of several factors, including the type and quantity of hazardous substances; however, the allocation process varies greatly from facility to facility and may take years to complete. The Company's potential share of clean-up costs also depends on how many other PRPs are involved in the action or proceeding, insurance coverage, available indemnity contracts, and contribution rights against other PRPs. While it is not possible to predict with certainty the outcome of any action or proceeding, it is management's opinion that it is remote that any material liability in excess of amounts accrued will be incurred.

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

One of the federal cases is a class action on behalf of approximately two-thirds of all retail pharmacies in the United States and alleges a price-fixing conspiracy. The Company agreed to settle the federal class action for a total of $22 million, which has been paid in full as of January 31, 1999. The settlement provides, among other things, that the Company shall not refuse to grant discounts on brand-name prescription drugs to a retailer based solely on its status as a retailer and that, to the extent a retailer can demonstrate its ability to affect market share of a Company brand-name prescription drug in the same manner as a managed care organization with which the retailer competes, it will be entitled to negotiate similar incentives subject to the rights, obligations, exemptions and defenses of the Robinson-
Patman Act and other laws and regulations. The United States District Court in Illinois approved the settlement of the federal class action on June 21, 1996. In June 1997, the Seventh Circuit Court of Appeals dismissed all appeals from that settlement, and it is not subject to further review. The defendants that did not settle the class action proceeded to trial in September 1998.
The trial ended in November 1998 with a directed verdict in the defendants' favor.

Four of the state antitrust cases have been certified as class actions. Two are class actions on behalf of certain retail pharmacies in California and Wisconsin, and the other two are class actions in California and the District of Columbia, on behalf of consumers of prescription medicine. In addition, an action has been brought in Alabama purportedly on behalf of consumers in Alabama and several other states. Plaintiffs are seeking to maintain the action as a class action. The Company has settled the retailer class action in Wisconsin and the alleged class action in Minnesota. The settlements of the state antitrust cases in Wisconsin and Minnesota have been approved by the respective courts. The settlement amounts were not significant. The Company has also recently settled in principle the state consumer cases in all of the states except Alabama and California. Court approval of those settlements has either already been obtained or is currently being sought. The settlement amounts were not material to the Company. In August 1998, a class action was brought in Tennessee purportedly on behalf of consumers in Tennessee and several other states. The court has conditionally certified a class of consumers, but has stayed the case pending the resolution of an earlier-filed Tennessee case, which the Company has settled in principle.

Plaintiffs in these antitrust actions generally seek treble damages in an unspecified amount and an injunction against the allegedly unlawful conduct.

In May 1998, the Company settled six of the federal antitrust cases brought by 26 food and drug chain retailers and several independent retail stores. Plaintiffs in these cases comprise collectively approximately one-fifth of the prescription drug retail market. The settlement amounts were not material to the Company. The Great Atlantic and Pacific Tea Company, Inc. (A&P) was among the settling plaintiffs. Mr. James Wood, a director of the Company, was an executive officer of A&P. Mr. Wood did not participate in any review or deliberations by the Board of Directors relating to this action.

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

The Company believes all the antitrust actions are without merit and is defending itself vigorously.

On March 13, 1996, the Company was notified that the United States Federal Trade Commission (FTC) is investigating whether the Company, along with other pharmaceutical companies, conspired to fix prescription drug prices. The investigation is ongoing. The Company vigorously denies that it has engaged in any price-fixing conspiracy.

The Company is a defendant in a state court action in Texas brought by Foxmeyer Health Corporation, the parent of a pharmaceutical wholesaler that filed for bankruptcy in August 1996. The case is against another pharmaceutical wholesaler and 11 pharmaceutical companies and alleges that the defendants conspired to drive the plaintiff's wholesaler subsidiary out of business. The complaint also alleged that the defendants defamed the wholesaler and interfered with its business. There are related actions pending in the Delaware bankruptcy proceedings of the wholesaler; certain of the plaintiff's claims against the Company have been dismissed. Plaintiff is seeking damages in the amount of $400 million. The Company believes that this action is without merit and is defending itself vigorously against all claims.

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

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.












Executive Officers of the Registrant

The following information regarding executive officers is included herein in accordance with Part III, Item 10.

Officers are elected to serve for one year and until their successors shall have been duly elected.

Name and Current Position          Business Experience                Age

Richard Jay Kogan                  Present position 1998;             57
  Chairman of the Board            President and Chief Executive
  and Chief Executive Officer      Officer 1996-1998; President
                                   And Chief Operating Officer
                                   1986-1995

Raul E. Cesan                      Present position 1998;             51
  President and Chief              Executive Vice President
  Operating Officer                and President Schering-
                                   Plough Pharmaceuticals
                                   1994-1998

Hugh A. D'Andrade                  Present position 1996;             60
  Vice Chairman and                Executive Vice President
  Chief Administrative Officer     Administration 1984-1995

Joseph C. Connors                  Present position 1996;             50
  Executive Vice President         Senior Vice President and
  and General Counsel              General Counsel 1992-1995

Jack L. Wyszomierski               Present position 1996;             43
  Executive Vice President         Vice President and Treasurer
  and Chief Financial Officer      1991-1995

Geraldine U. Foster                Present position 1994;             56
  Senior Vice President            Vice President - Investor
  Investor Relations and           Relations 1988-1994
  Corporate Communications

Daniel A. Nichols                  Present position 1991              58
  Senior Vice President
  Taxes

John P. Ryan	                      Present position 1998;             58
  Senior Vice President            Vice President-Human Resources

  Human Resources                  Schering-Plough Pharmaceuticals
                                   1988-1998

Douglas J. Gingerella              Present position 1999;             40
  Vice President, Corporate        Staff Vice President, Corporate
  Audits                           Audits 1995-1998; Director
                                   Corporate Audits 1991-1995



Name and Current Position          Business Experience               Age

Thomas H. Kelly                    Present position 1991              49
  Vice President and
  Controller

Robert S. Lyons                    Present position 1991              58
  Vice President
  Corporate Information
  Services

E. Kevin Moore                     Present position 1996;             46
  Vice President and               Staff Vice President and
  Treasurer                        Assistant Treasurer 1993-1995;
                                   Treasurer-Europe, The Dun and
                                   Bradstreet Corporation 1990-1993

John E. Nine                       Present position 1996;             62
  Vice President                   President - Technical Operations
  and President, Schering          Schering Laboratories 1990-1995
  Technical Operations

William J. Silbey                  Present position 1996;             39
  Staff Vice President,            Corporate Counsel 1993-1995;
  Secretary and Associate          Partner - Stearns, Weaver, Miller,
  General Counsel                  Weissler, Alhadeff & Sitterson,
                                   P.A. 1992-1993



                               Part II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters

The common share dividends and share price data as set forth in the Company's 1998 Annual Report to Shareholders are incorporated herein by reference.

Item 6.  Selected Financial Data

The Six-Year Selected Financial & Statistical Data as set forth in the Company's 1998 Annual Report to Shareholders is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Management's Discussion and Analysis of Operations and Financial
Condition as set forth in the Company's 1998 Annual Report to Shareholders is incorporated herein by reference.

Item 7(a). Quantitative and Qualitative Disclosures about Market
Risk

The Market Risk Disclosures as set forth in Management's Discussion and Analysis of Operations and Financial Condition in the Company's 1998 Annual Report to Shareholders is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

The Consolidated Balance Sheets as of December 31, 1998 and 1997, and the related Statements of Consolidated Income, Consolidated Shareholders' Equity and Consolidated Cash Flows for each of the three years in the period ended December 31, 1998, Notes to Consolidated Financial Statements, the Independent Auditors' Report of Deloitte & Touche LLP dated February 12, 1999 and Quarterly Data, as set forth in the Company's 1998 Annual Report to Shareholders, are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

Not applicable.
                               Part III

Item 10. Directors and Executive Officers of the Registrant

The information concerning directors and nominees for directors as set forth in the Company's Proxy Statement for the annual meeting of shareholders on April 27, 1999 is incorporated herein by reference.

Information required as to executive officers is included in Part I of this filing under the caption "Executive Officers of the Registrant."

Item 11. Executive Compensation

Executive compensation information as set forth in the Company's
Proxy Statement for the annual meeting of shareholders on April 27, 1999 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and
         Management

Information concerning security ownership of certain beneficial owners and management as set forth in the Company's Proxy Statement for the annual meeting of shareholders on April 27, 1999 is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions as set forth in the Company's Proxy Statement for the annual meeting of shareholders on April 27, 1999 is incorporated herein by reference.

                               Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K

  (a) 1. Financial Statements

         The following consolidated financial statements and independent auditors' report, included in the Company's
         1998 Annual Report to Shareholders, are incorporated herein by reference.

         Statements of Consolidated Income For the
            Years Ended December 31, 1998, 1997 and 1996

         Statements of Consolidated Shareholders' Equity For the
            Years Ended December 31, 1998, 1997 and 1996

         Statements of Consolidated Cash Flows For the Years
            Ended December 31, 1998, 1997 and 1996

         Consolidated Balance Sheets at December 31, 1998 and
            1997

         Notes to Consolidated Financial Statements

         Independent Auditors' Report


(a) 2. Financial Statement Schedules
                                                 Page in
                                                 Form 10-K

Independent Auditors' Report . . . . . . . . . . .       21

Schedule II - Valuation and Qualifying Accounts. .       22

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

3(b) A complete copy of the By-Laws as amended and currently in effect. Incorporated by reference to
             Exhibit 4(2) to the Company's Registration Statement on Form S-3, File No. 333-853; amendment to By-Laws effective September 22, 1998 incorporated by reference to Exhibit 4 to the Company's Quarterly Report for the period ended September 30, 1998 on Form 10-Q, File No. 1-6571.

4(a)         Rights Agreement between the Company and The Bank of
             New York dated June 24, 1997. Incorporated by reference to Exhibit 1 to the Form 8-A filed by the Company on June 30, 1997, File No. 1-6571.

4(b) Indenture dated as of November 1, 1982 between the Company and The Chase Manhattan Bank, N.A. as
             Trustee. Incorporated by reference to Exhibit 4(a)to the Company's Registration Statement on Form S-3, File No. 2-80012.


Exhibit
 Number                        Description

4(c)         Form of Participation Rights Agreement between the
             Company and The Chase Manhattan Bank (National
             Association), as Trustee. Incorporated by reference to Exhibit 4.6 to the Company's Registration
             Statement on Form S-4, Amendment No. 1, File
             No. 33-65107.

10(a) The Company's Executive Incentive Plan (as amended) and Trust related thereto.* Plan incorporated by reference to Exhibit 10 to the Company's Quarterly Report for the period ended March 31, 1994 on Form 10-Q; Trust Agreement incorporated by reference to Exhibit 10(a) to the Company's Annual Report for 1988 on Form 10-K; amendment to Trust Agreement incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report for the period ended March 31, 1997 on Form 10-Q, File No. 1-6571.

10(b) The Company's 1987 Stock Incentive Plan (as amended).* Incorporated by reference to Exhibit
             10(d) to the Company's Annual Report for 1990 on
             Form 10-K, File No. 1-6571.

10(c) The Company's 1992 Stock Incentive Plan (as amended).* Incorporated by reference to Exhibit 10(d) to the Company's Annual Report for 1992 on Form 10-K, File No. 1-6571; amendment of December 11, 1995 incorporated by reference to Exhibit 10(d)to the Company's Annual Report for 1995 on Form 10-K, File No. 1-6571.

10(d)        The Company's 1997 Stock Incentive Plan.*

             Incorporated by reference to Exhibit 10 to the Company's Quarterly Report for the period ended
             September 30, 1997 on Form 10-Q, File No. 1-6571.

10(e)(i)     Employment agreement between the Company and Robert
             P. Luciano (as amended).* Incorporated by reference to Exhibit 10(e)(i) to the Company's Annual Report
		           for 1989 on Form 10-K; first amendment incorporated

		           by reference to Exhibit 10(a) to the Company's

		           Quarterly Report for the period ended June 30, 1994
             on Form 10-Q; second amendment incorporated by reference to Exhibit 10(e)(i) to the Company's Annual
             Report for 1994 on Form 10-K; third amendment incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report for the period ended March
             31, 1998 on Form 10-Q, File No. 1-6571.



Exhibit
 Number                        Description

10(e)(ii)    Employment agreement between the Company and Richard
             J. Kogan (as amended).*  Incorporated by reference to
             Exhibit 10(e)(ii) to the Company's Annual Report for 1989 on Form 10-K; first amendment incorporated by reference to Exhibit 10(b) to the Company's
             Quarterly Report for the period ended June 30, 1994 on Form 10-Q; second amendment incorporated by reference to Exhibit 10(e)(ii) to the Company's
             Annual Report for 1994 on Form 10-K; third amendment incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report for the period ended
             September 30, 1995 on Form 10-Q; fourth amendment incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report for the period ended March
             31, 1998 on Form 10-Q; fifth amendment (filed with this document), File No. 1-6571.

10(e)(iii)   Employment agreement between the Company and Hugh A.
             D'Andrade (as amended).* Incorporated by reference to Exhibit 10(c) to the Company's
             Quarterly Report for the period ended June 30, 1994 on Form 10-Q; first amendment incorporated by reference to Exhibit 10(e)(iii) to the Company's
             Annual Report for 1994 on Form 10-K, File No. 1-
             6571; second amendment incorporated by reference to
             Exhibit 10(e)(iii) to the Company's Annual Report for
             1995 on Form 10-K; third amendment incorporated by reference to Exhibit 10(c) to the Company's Quarterly
             Report for the period ended March 31, 1998 on Form
             10-Q; fourth amendment (filed with this document), File
             No. 1-6571.

10(e)(iv)    Form of employment agreement between the Company and
             its executive officers effective upon a change of control.* Incorporated by reference to Exhibit
             10(e)(iv) to the Company's Annual Report for 1994 on
             Form 10-K, File No. 1-6571.

10(e)(v) Agreement between the Company and Robert P. Luciano.* Incorporated by reference to Exhibit 10(d) to the Company's Quarterly Report for the period ended March 31, 1998 on Form 10-Q, File No. 1-6571.

10(e)(vi)    Employment agreement between the Company and Raul E.
             Cesan (filed with this document), File No. 1-6571.*

10(e)(vii)   Agreement between the Company and Rodolfo C. Bryce.*
             Incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report for the period ended June
             30, 1998 on Form 10-Q, File No. 1-6571.

Exhibit
 Number                        Description

10(f) Directors Deferred Compensation Plan and Trust related thereto.* Incorporated by reference to Exhibit 10(f) to the Company's Annual Report for 1991 on Form 10-K; amendment of December 7, 1998 (filed with this document); Trust Agreement incorporated by reference to Exhibit 10(a) to the Company's Annual Report for 1988 on Form 10-K; amendment to Trust Agreement incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report for the period ended March 31, 1997 on Form 10-Q, File No. 1-6571.

10(g) Supplemental Executive Retirement Plan and Trust related thereto.* Incorporated by reference to Exhibit 10(e) to the Company's Quarterly Report for the period ended March 31, 1998 on Form 10-Q;amendment incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report for the period ended September 30, 1998 on Form 10-Q; Amended and Restated Trust Agreement (filed with this document), File No. 1-6571.

10(h) Directors' Stock Award Plan.* Incorporated by reference to Exhibit 10 to the Company's Quarterly Report for the period ended September 30, 1994 on Form 10-Q, File No. 1-6571; amendment of January 1, 1997 incorporated by reference to Exhibit 10(i) to the Company's Annual Report for 1996 on Form 10-K; amendment of April 1, 1998 incorporated by reference to Exhibit 10(h) of the Company's Quarterly Report for the period ended March
           31, 1998 on Form 10-Q, File No. 1-6571.

10(i) The Company's Deferred Compensation Plan.* Incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report for the period ended September 30, 1995 on Form
           10-Q, File No. 1-6571.

10(k)      The Company's Directors Deferred Stock Equivalency
           Program.* Incorporated by reference to Exhibit 10(k) to the Company's Annual Report for 1996 on Form 10-K, File No. 1-6571.

10(l) The Company's Form of Split Dollar Agreement and related Collateral Assignment between the Company and its Executive Officers.* Incorporated by reference to
           Exhibit 10(l) to the Company's Annual Report for 1997 on Form 10-K; amendments incorporated by reference to
           Exhibit 10(g) to the Company's Quarterly Report for the period ended March 31, 1998 on Form 10-Q, File No. 1-6571.



Exhibit
 Number                        Description

10(m) The Company's Retirement Benefits Equalization Plan.* Incorporated by reference to Exhibit 10(f) to the Company's Quarterly Report for the period ended March 31, 1998 on Form 10-Q; amendment incorporated by reference to
           Exhibit 10(b) to the Company's Quarterly Report for the period ended September 30, 1998 on Form 10-Q, File No. 1-6571.

12 Computation of Ratio of Earnings to Fixed Charges (filed with this document).


13 The Financial Section of the Company's 1998 Annual Report to Shareholders. With the exception of those portions of said Annual Report which are specifically incorporated by reference in this Form 10-K (filed with this document), such report shall not be deemed filed as part of this Form 10-K.

21 Subsidiaries of the registrant (filed with this document).

23 Consents of experts and counsel (filed with this document).

24         Power of attorney (filed with this document).

27         Financial Data Schedule (filed with this document).

99 Cautionary Statements regarding "Safe Harbor" provision of the Private Securities Litigation Reform Act of 1995 (filed with this document).


All other exhibits are not applicable. Copies of above exhibits will be furnished upon request.

*  Compensatory plan, contract or arrangement.
(b) Reports on Form 8-K.


None


                              SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized
                                             Schering-Plough Corporation
                                                    (Registrant)
Date  February 25, 1999                  By /s/ Thomas H. Kelly
                                                Thomas H. Kelly
                                           Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

 By               *                 By               *
           Richard Jay Kogan                  Robert P. Luciano
    Chairman of the Board and Chief                Director
    Executive Officer and Director

 By               *                 By               *
            Raul E. Cesan                     Donald L. Miller
    President and Chief Operating                 Director
       Officer and Director

 By               *                 By               *
         Jack L. Wyszomierski                 H. Barclay Morley
    Executive Vice President and                  Director
       Chief Financial Officer

 By               *                 By               *
            Thomas H. Kelly                    Carl E. Mundy, Jr.
   Vice President and Controller                  Director
  and Principal Accounting Officer

 By               *                 By               *
           Hans W. Becherer                 Richard de J. Obsorne
              Director                            Director

 By               *                 By               *
           Hugh A. D'Andrade                  Patricia F. Russo
              Director                            Director

 By               *                 By               *
          David C. Garfield                  William A. Schreyer
               Director                           Director

 By               *                 By               *
          Regina E. Herzlinger            Robert F. W. van Oordt
               Director                           Director

*By   /s/Thomas H. Kelly            By               *
         Thomas H. Kelly                       James Wood
         Attorney-in-fact                       Director

Date:     February 25,1999

                    INDEPENDENT AUDITORS' REPORT

Schering-Plough Corporation:

We have audited the consolidated balance sheets of Schering-Plough Corporation and subsidiaries as of December 31, 1998 and 1997 and the related statements of consolidated income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated February 12, 1999; such financial statements and report are included in your 1998 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Schering-Plough Corporation and subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express our opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/DELOITTE & TOUCHE LLP

Parsippany, New Jersey
February 12, 1999

                                            	SCHEDULE II

           SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
                VALUATION AND QUALIFYING ACCOUNTS
       FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                     (Dollars in millions)

Valuation and qualifying accounts deducted from assets to which they apply:

Allowances for accounts receivable:

                             RESERVE      RESERVE       RESERVE
                      FOR DOUBTFUL   FOR CASH     FOR CLAIMS
                        ACCOUNTS     DISCOUNTS    AND OTHER   TOTAL
1998
Balance at beginning of
year                      $ 49         $ 14         $ 24      $ 87

Additions:
   Charged to costs and
   expenses                 14          133           19       166

Deductions from reserves   (12)        (129)         (14)     (155)

Balance at end of year    $ 51         $ 18         $ 29      $ 98

1997
Balance at beginning of
year                      $ 50         $ 12         $ 11      $ 73

 Additions:
   Charged to costs and
   expenses                 17          103           20       140

 Deductions from reserves  (18)        (101)          (7)     (126)

Balance at end of year    $ 49         $ 14         $ 24      $ 87

1996
Balance at beginning of
year                      $ 49         $  8         $ 12      $ 69

 Additions:
   Charged to costs and
   expenses                  2           90           10       102

 Deductions from reserves   (1)         (86)         (11)      (98)

Balance at end of year    $ 50         $ 12         $ 11      $ 73