Form 10-Q
period 1999-03-31
SCHERING PLOUGH CORP
filed 1999-05-13
CIK 310158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549
                                FORM 10-Q




    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934


	For the quarterly period ended March 31, 1999



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


                    YES    X             NO




Common Shares Outstanding as of March 31, 1999: 1,472,111,56












PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

            SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED INCOME
                             (UNAUDITED)
           (Amounts in millions, except per share figures)
                                             Three Months
                                                Ended
                                               March 31

                                            1999       1998


Net sales . . . . . . . . . . .           $2,186     $1,908
Costs and expenses:
 Cost of sales. . . . . . . . .              432        380
 Selling, general
  and administrative. . . . . .              794        712
 Research and development . . .              262        224
 Other, net . . . . . . . . . .              (15)        (4)
                                           1,473      1,312

Income before income taxes. . .              713        596
Income taxes. . . . . . . . . .              174        146
Net Income. . . . . . . . . . .           $  539     $  450

Basic earnings per common share           $  .37     $  .31

Diluted earnings per common share         $  .36     $  .30

Dividends per common share. . .           $  .11     $ .095


        See notes to consolidated financial statements.














             SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED)
            (Amounts in millions, except per share figures)
                                             March 31,    December 31,
                                                1999          1998
Assets
 Cash and cash equivalents . . . . . . . .     $ 1,496        $ 1,259
 Accounts receivable, net. . . . . . . . .       1,084            704
 Inventories . . . . . . . . . . . . . . .         835            841
 Prepaid expenses, deferred income
  taxes and other current assets . . . . .         992          1,154
     Total current assets. . . . . . . . .       4,407          3,958
 Property, plant and equipment . . . . . .       4,035          4,068
 Less accumulated depreciation . . . . . .       1,350          1,393
     Property, net . . . . . . . . . . . .       2,685          2,675
 Intangible assets, net. . . . . . . . . .         562            565
 Other assets. . . . . . . . . . . . . . .         649            642
                                               $ 8,303        $ 7,840

Liabilities and Shareholders' Equity
 Accounts payable. . . . . . . . . . . . .     $   928        $ 1,003
 Short-term borrowings and current
  portion of long-term debt. . . . . . . .         832            558
 Other accrued liabilities . . . . . . . .       1,458          1,471
     Total current liabilities . . . . . .       3,218          3,032
Long-term liabilities  . . . . . . . . . .         827            806
Shareholders' Equity:
 Preferred shares - $1 par value
  each; issued - none. . . . . . . . . . .           -              -
 Common shares - $.50 par value;
  Issued: 1999 and 1998 - 2,030 . . . . .        1,015          1,015
 Paid-in capital . . . . . . . . . . . . .         448            365
 Retained earnings . . . . . . . . . . . .       7,178          6,802
 Accumulated other comprehensive income. .        (277)          (238)
     Total . . . . . . . . . . . . . . . .       8,364          7,944
 Less treasury shares, at cost - 1999
  and 1998 - 558 shares  . . . . . . . . .       4,106          3,942
     Total shareholders' equity. . . . . .       4,258          4,002
                                               $ 8,303        $ 7,840


                See notes to consolidated financial statements.








               SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
                    STATEMENTS OF CONSOLIDATED CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31
                                 (UNAUDITED)
                            (Amounts in millions)
                                                1999         1998
Operating Activities:
 Net Income. . . . . . . . . . . . . . . .    $  539         $450
 Depreciation and amortization . . . . . .        72           56
 Accounts receivable . . . . . . . . . . .      (407)        (166)
 Inventories . . . . . . . . . . . . . . .       (15)         (14)
 Prepaid expenses and other assets . . . .       (28)         (66)
 Accounts payable and other liabilities  .       (32)          62
 Net cash provided by operating activities       129          322

Investing Activities:
 Capital expenditures  . . . . . . . . . .       (79)         (41)
 Reduction of investments. . . . . . . . .       200            -
 Purchases of investments. . . . . . . . .       (52)         (26)
 Other, net. . . . . . . . . . . . . . . .         3           (4)
 Net cash provided by(used for) investing
  activities . . . . . . . . . . . . . . .        72          (71)

Financing Activities:
 Short-term borrowings, net. . . . . . . .       284         (128)
 Common shares repurchased . . . . . . . .      (153)         (34)
 Dividends paid to common shareholders . .      (163)        (140)
 Other, net. . . . . . . . . . . . . . . .        70          (40)
 Net cash provided by (used for) financing
  activities . . . . . . . . . . . . . . .        38         (342)

Effect of exchange rates on cash and
 cash equivalents. . . . . . . . . . . . .        (2)          (1)
Net increase (decrease) in cash and
 cash equivalents  . . . . . . . . . . . .       237          (92)
Cash and cash equivalents, beginning
 of period . . . . . . . . . . . . . . . .     1,259          714
Cash and cash equivalents, end of period .    $1,496         $622

              See notes to consolidated financial statements.











          SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)
         (Amounts in millions, except per share figures)


Basis of Presentation

The unaudited financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The statements should be read in conjunction with the accounting policies and notes to consolidated financial statements included in the Company's 1998 Annual Report on Form 10-K.

In the opinion of management, the financial statements reflect all adjustments necessary for a fair statement of the operations for the interim periods presented.

New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company plans to adopt SFAS No. 133 effective January 1, 2000. Management does not deem it cost-effective to engage in a formula-based program using derivative instruments to hedge its market risks; accordingly, this statement is not expected to materially impact the Company's financial statements.

Earnings Per Common Share

The shares used for basic earnings per common share and diluted earnings per common share are reconciled as follows (number of shares in millions):

                                          Three Months
                                         Ended March 31,
                                          1999     1998

Average shares outstanding for
 basic earnings per share . . . . .      1,472    1,466
Dilutive effect of options and
 deferred stock units . . . . . . .         19       19
Average shares outstanding for
 diluted earnings per share . . . .      1,491    1,485



Comprehensive Income

Total comprehensive income for the three months ended March 31, 1999 and 1998 was $499 and $444, respectively.

Segment Reporting

Schering-Plough is a worldwide research-based pharmaceutical company engaged in the discovery, development, manufacturing and marketing of pharmaceutical products. Discovery and development efforts target the field of human health. However, application in the field of animal health can result from these efforts. The Company views animal health applications as a means to maximize the return on investments in discovery and development. The Company operates primarily in the prescription pharmaceutical marketplace. However, the Company has sought regulatory approval to switch prescription products to over-the-counter (OTC) status as a means of extending a product's life cycle. In this way the OTC marketplace is yet another means of maximizing the return on investments in discovery and development. Effective January 1, 1999, the Company changed the structure of its internal organization to reflect this focus on pharmaceutical research and development. As a result, the Company will report as one segment. Previously, the Company was organized into two business units: pharmaceuticals and healthcare.

Net sales by major therapeutic category for the:

                                            Three Months
                                               Ended
                                              March 31

                                           1999       1998

Allergy & Respiratory . . . . . . .        $866       $753
Anti-infectives & Anticancer. . . .         422        311
Dermatologicals . . . . . . . . . .         151        160
Cardiovasculars . . . . . . . . . .         160        173
Other Pharmaceuticals . . . . . . .         204        149
Animal Health . . . . . . . . . . .         153        145
Foot Care . . . . . . . . . . . . .          83         72
OTC . . . . . . . . . . . . . . . .          62         62
Sun Care  . . . . . . . . . . . . .          85         83
Consolidated Net Sales. . . . . . .      $2,186     $1,908









Inventories

Inventories consisted of:             March 31,     December 31,
                                        1999           1998

    Finished products . . . . . . .     $395           $483
    Goods in process. . . . . . . .      237            174
    Raw materials and supplies. . .      203            184
      Total inventories . . . . . .     $835           $841


Legal and Environmental Matters

The Company has responsibilities for environmental clean-up under various state, local and federal laws, including the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund. At several Superfund sites (or equivalent sites under state law), the Company is alleged to be a potentially responsible party (PRP). The Company estimates its obligations for clean-up costs for Superfund sites based on information obtained from the federal Environmental Protection Agency, an equivalent state agency, and/or studies prepared by independent engineers, and on the probable costs to be paid by other PRPs. The Company records a liability for environmental assessments and/or clean-up when it is probable a loss has been incurred and the amount can reasonably be estimated.

The Company is also involved in various other claims and legal proceedings of a nature considered normal to its business, including product liability cases. The estimated costs the Company expects to pay in these cases are accrued when the liability is considered probable and the amount can reasonably be estimated. Consistent with trends in the pharmaceutical industry, the Company is self-insured for certain events.

The recorded liabilities for the above matters at March 31, 1999 were not material. Expected insurance recoveries have not been considered in determining the costs for environmental-related liabilities. Management believes that, except for the matters discussed in the following paragraphs, it is remote that any material liability in excess of the amounts accrued will be incurred.

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

One of the federal cases is a class action on behalf of approximately two-thirds of all retail pharmacies in the United States and alleges a price-fixing conspiracy. The Company agreed to settle the federal class action for a total of $22, which has been paid in full. The settlement provides, among other things, that the Company shall not refuse to grant discounts on brand-name prescription drugs to a retailer based solely on its status as a retailer and that, to the extent a retailer can demonstrate its ability to affect market share of a Company brand-name prescription drug in the same manner as a managed care organization with which the retailer competes, it will be entitled to negotiate similar incentives subject to the rights, obligations, exemptions and defenses of the Robinson-Patman Act and other laws and regulations. The United States District Court in Illinois approved the settlement of the federal class action on June 21, 1996. In June 1997, the Seventh Circuit Court of Appeals dismissed all appeals from that settlement, and it is not subject to further review. The defendants that did not settle the class action proceeded to trial in September 1998. The trial ended in November 1998 with a directed verdict in the defendants' favor.

Three of the state antitrust cases have been certified as class actions. Two are class actions on behalf of certain retail pharmacies in California and Wisconsin, and the other is a class action in the District of Columbia, on behalf of consumers of prescription medicine. In addition, an action has been brought in Alabama purportedly on behalf of consumers in Alabama and several other states. Plaintiffs are seeking to maintain the action as a class action. The Company has settled the retailer class action in Wisconsin and the alleged class action in Minnesota. The settlements of the state antitrust cases in Wisconsin and Minnesota have been approved by the respective courts. The settlement amounts were not significant. In August 1998, a class action was brought in Tennessee purportedly on behalf of consumers in Tennessee and several other states. The court has conditionally certified a class of consumers, but has stayed the case pending the resolution of an earlier filed Tennessee case, which the Company has settled in principle. In April 1999, a state consumer case was filed in state court in North Dakota. The Company has also recently settled the state consumer cases in all of the states except Alabama, Tennessee and North Dakota. Court approval of those settlements has been obtained. The settlement amounts were not material to the Company.

Plaintiffs in these antitrust actions generally seek treble damages in an unspecified amount and an injunction against the allegedly unlawful conduct.

In May 1998, the Company settled six of the federal antitrust cases brought by 26 food and drug chain retailers and several independent retail stores. Plaintiffs in these cases comprise collectively approximately one-fifth of the prescription drug retail market. In April 1999, the Company settled federal antitrust cases brought by independent pharmacists and small pharmacy chains comprising about 2% of the prescription drug retail market. The settlement amounts were not material to the Company.


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

The Company is a defendant in a state court action in Texas brought by Foxmeyer Health Corporation, the parent of a pharmaceutical wholesaler that filed for bankruptcy in August 1996. The case is against another pharmaceutical wholesaler and 11 pharmaceutical companies and alleges that the defendants conspired to drive the plaintiff's wholesaler subsidiary out of business. The complaint also alleged that the defendants defamed the wholesaler and interfered with its business. There are related actions pending in the Delaware bankruptcy proceedings of the wholesaler and certain of the plaintiff's claims against the Company have been dismissed. The Company believes that this action is without merit and is defending itself vigorously against all claims.

In February 1998, Geneva Pharmaceuticals, Inc. (Geneva) submitted an Abbreviated New Drug Application (ANDA) to the U.S. Food and Drug Administration (FDA) seeking to market a generic form of CLARITIN in the United States several years before the expiration of the Company's patents. Geneva has alleged that certain of the Company's U.S. CLARITIN patents are invalid and unenforceable. The CLARITIN patents are material to the Company's business. In March 1998, the Company filed suit in federal court seeking a ruling that Geneva's ANDA submission constitutes willful infringement of the Company's patents and that its challenge to the Company's patents is without merit. The Company believes that it should prevail in the suit. However, as with any litigation, there can be no assurance that the Company will prevail.

Copley Pharmaceutical, Inc. (Copley) and Teva Pharmaceuticals, Inc. (Teva) notified the Company in February 1999 and April 1999, respectively, that each had submitted an ANDA to the FDA seeking to market a generic form of CLARITIN Syrup in the United States before the expiration of certain of the Company's patents. Each of Copley and Teva has alleged that one of those patents is invalid and unenforceable. In March 1999, the Company filed suit in federal court seeking a ruling that Copley's ANDA submission and proposed marketing of a generic syrup constitutes willful infringement of the Company's patent and that its challenge to the patent is without merit. The Company will file a similar suit against Teva in federal court. The Company believes that it should prevail in these suits. However, as with any litigation, there can be no assurance that the Company will prevail.









































Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations - three months ended March 31, 1999 compared with the corresponding period in 1998.

Sales

Consolidated sales for the first quarter advanced $278 million or 15 percent compared with the same period in 1998. Excluding the effect of foreign currency exchange rate fluctuations, consolidated sales grew 14 percent in the quarter. This performance reflects worldwide sales of the CLARITIN brand of $565 million for the quarter as compared with $436 million for the corresponding period in 1998.

Net sales by major therapeutic category for the first quarter were as follows:

                                             $ - Millions

                                            1999      1998
     Allergy & Respiratory                 $ 866     $ 753
     Anti-infectives & Anticancer            422       311
     Dermatologicals                         151       160
     Cardiovasculars                         160       173
     Other Pharmaceuticals                   204       149
     Animal Health                           153       145
     Foot Care                                83        72
     OTC                                      62        62
     Sun Care                                 85        83
     Consolidated Net Sales               $2,186    $1,908


Worldwide net sales of allergy/respiratory products advanced 15 percent in the quarter due to continued strong growth of the CLARITIN brand of nonsedating antihistamines. Franchise sales of nasal inhaled steroid products, which includes NASONEX, a once-daily corticosteroid for allergic rhinitis and VANCENASE allergy products, were essentially flat as increases in international markets were offset by decreases in our domestic business. The decline in the U.S. business is due to timing of trade purchases which offset increased market growth.

Net sales of anti-infective and anticancer products worldwide increased 36 percent, primarily due to the 1998 U.S. introduction of REBETRON Combination Therapy containing REBETOL Capsules and INTRON A Injection for treatment of chronic hepatitis C in relapse patients. International sales of INTRON A also contributed to the sales increase due to the 1998 launch of INTRON A solution in a multidose pen in several European markets.

Worldwide sales of cardiovascular products decreased 7 percent for the quarter primarily due to lower sales of IMDUR, an oral nitrate for angina, due to generic product introductions, and K-DUR, a sustained-released potassium supplement, due to unusually high trade purchases in the first quarter of 1998. Partially offsetting these declines were sales of INTEGRILIN injection, a platelet receptor glycoprotein inhibitor licensed for co-marketing from COR Therapeutics.

Other pharmaceuticals consist of products that do not fit into the Company's major therapeutic categories and include bulk manufacturing and alliance revenues.

Net sales of foot care products increased 15 percent driven by higher sales of insoles reflecting new product introductions and increased sales of antifungal products, TINACTIN and LOTRIMIN.

Income before income taxes increased 20 percent for the quarter compared with 1998, and represented 32.6 percent of sales versus
31.3 percent last year.

Cost of sales as a percentage of sales decreased slightly to 19.8 percent in the quarter from 19.9 percent in 1998 due to product mix improvements.

Selling, general and administrative expenses represented 36.3 percent of sales in the first quarter of 1999 compared with 37.3 percent last year. The decrease in this ratio is the result of sales increases outpacing expense growth.

Research and development spending rose 17 percent in the quarter representing 12.0 percent of sales in 1999 compared to 11.7 percent in 1998. The higher spending reflects the Company's funding of both internal research efforts and research collaborations with various partners to develop a steady flow of innovative products.

The effective tax rate was 24.5 percent in the three month periods of both 1999 and 1998.

Diluted earnings per common share advanced 20 percent in the first quarter to $.36 from $.30 in 1998. Foreign currency exchange rate changes had no impact on diluted earnings per common share for the first quarter of 1999.

Basic earnings per common share advanced 19 percent to $.37 from $.31 for the same period.

Year 2000

Many computer systems ("IT systems") and equipment and instruments with embedded microprocessors ("non-IT systems") were designed to recognize only the last two digits of a calendar year. With the arrival of the Year 2000, these systems and microprocessors may encounter operating problems due to their inability to distinguish years after 1999 from years preceding 1999. As a result, the Company is engaged in an extensive project to remediate or replace its date-sensitive IT systems and non-IT systems.

The project involves four phases: (1) compiling an inventory of IT and non-IT systems; (2) distinguishing "critical" systems from "non-critical" systems; (3) remediating or replacing IT and non-IT systems; and (4) testing the remediated or replaced IT and non-IT systems. "Critical" systems for this purpose include systems that may affect health and safety, product manufacturing, product distribution, customer service and certain research systems.

The following chart indicates the estimated state of completion of each phase of this project as of March 31, 1999:

                                      IT Systems   Non-IT Systems


Inventory systems                        100%            100%

Identify critical and
  non-critical systems                   100%            100%

Remediate or replace systems              99%             65%

Testing systems                           95%             65%


The Company expects to complete all phases of this project for all IT systems and all critical, non-IT systems by December 31, 1999. Work on non-critical, non-IT systems may continue into the year 2000.


The estimated maximum cost of the Year 2000 project is approximately $95 million. Approximately 55 percent of the $95 million will be of an expense nature and 45 percent will be for capitalizable replacements. As of March 31, 1999, $46 million of the $95 million has been incurred; $15 million has been capitalized and $31 million has been expensed. No other significant information systems projects have been deferred as a result of the Company's Year 2000 project. The book value of computers, software and equipment that will need to be written-off as a result of not being Year 2000 compliant is immaterial.

The Company's internal auditors are reviewing progress on the Year 2000 project and provide evaluations of the Company's readiness to senior management on a regular basis.

Management believes that the Year 2000 issue will not have a material adverse effect on the Company's internal operating systems. However, the Company's operations may be impacted in the event that computer disruption is encountered by third parties with whom the Company conducts significant business. These third parties include wholesalers, distributors, managed care organizations, hospitals, suppliers, clinical researchers, research partners and government agencies. The Company has initiated communications with these third parties concerning their state of readiness and intends to continue these communications throughout 1999. However, the Company can provide no assurance that these third parties will not experience business disruption.

The Company currently believes that the most reasonably likely worst case scenario concerning the Year 2000 involves potential business disruption among the third parties with whom it conducts significant business. If a number of these third parties (including, in particular, wholesalers, managed care organizations and clinical researchers) experience business disruption due to a Year 2000 computer problem, the Company's results of operations and cash flows could be materially adversely affected.

During 1999, the Company will endeavor to develop contingency plans to address potential business disruptions at these third parties. Contingency planning may include increasing inventory levels, establishing secondary sources of supply and manufacturing and maintaining backup lines of communications with our customers. However, it is unlikely that any contingency plan can fully mitigate the impact of significant business disruptions among these third parties.

Certain third parties, such as retail pharmacies and wholesalers, may order extra inventory as part of their contingency planning.
The impact to the Company of such contingency planning by third parties cannot be predicted.

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

Liquidity and financial resources - three months ended March 31,
1999

Cash generated from operations continues to be the Company's major source of funds to finance working capital, additions to property, shareholder dividends and common share repurchases. Cash provided by operating activities was $129 million for the first three months of 1999. In 1998, cash provided by operations was $322 million. The decrease in 1999 is temporary and is due to the timing of trade purchases within the quarter. In the first quarter of 1999, cash was used to pay shareholder dividends of $163 million, fund capital expenditures of $79 million, and repurchase shares for $153 million.

In October 1997, the Board of Directors authorized the repurchase of $1 billion of the Company's common shares. As of March 31, 1999 this program was approximately 29 percent complete.

In April 1999, the Board of Directors increased the quarterly dividend by 14 percent to $.125 from $.11 per common share.

In September 1998, the Board of Directors authorized a 2-for-1 stock split of the Company's common shares. The distribution of the split shares was made on December 2, 1998, to the shareholders of record at the close of business on November 6, 1998. Certain 1998 amounts have been restated to reflect this stock split.

The Company's liquidity and financial resources continue to be sufficient to meet its operating needs.



Cautionary Statements for Forward Looking Information

Management's discussion and analysis set forth above contains certain forward looking statements, including statements regarding the Company's financial position and results of operations. These forward looking statements are based on current expectations. Certain factors have been identified by the Company in Exhibit 99 of the Company's December 31, 1998, Form 10-K filed with the Securities and Exchange Commission, which could cause the Company's actual results to differ materially from expected and historical results. Exhibit 99 from the Form 10-K is incorporated by reference herein.

Item 3.

Market Risk Disclosures

As discussed in the 1998 Annual Report to Shareholders, the Company's exposure to market risk from changes in foreign currency exchange rates and interest rates, in general, is not material.

PART II  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 3, Legal Proceedings, of Part I of the Company's Annual
Report on Form 10-K for the fiscal year ended December 31, 1998, is incorporated by reference.

Reference is made to the first paragraph of Item 3, Legal
Proceedings, of Part I of the Company's Annual Report on Form 10-
K for the fiscal year ended December 31, 1998, relating to lawsuits arising out of the use of synthetic estrogens.
Subsidiaries of the Company are defendants in 250 lawsuits involving approximately 460 plaintiffs. The total amount claimed against all defendants in all the suits amounts to more than $1.5 billion.

Reference is made to the fifth paragraph of Item 3, Legal Proceedings, of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, relating to state antitrust cases. During the first quarter of 1999, the Company agreed to settle the consumer class action in California for approximately $1.625 million in cash and $8.34 million in free products donated to certain California public health clinics. Court approval has been obtained in all of the state consumer cases where settlements have been reached. In April 1999, a state consumer case was filed in state court in North Dakota. State consumer cases remain in Alabama, Tennessee and North Dakota.

Reference is made to the seventh paragraph of Item 3, Legal Proceedings, of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, relating to federal antitrust cases brought by retailers. In April 1999, the Company settled federal antitrust cases brought by independent pharmacists and small pharmacy chains comprising about 2% of the prescription drug retail market. The settlement amount is not material to the Company.

Reference is made to the twelfth paragraph of Item 3, Legal Proceedings, of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, relating to CLARITIN patent litigation. Copley Pharmaceutical, Inc. (Copley) and Teva Pharmaceuticals, Inc. (Teva) notified the Company in February 1999 and April 1999, respectively, that each had submitted an Abbreviated New Drug Application (ANDA) to the U.S. Food and Drug Administration seeking to market a generic form of CLARITIN Syrup in the United States before the expiration of certain of the Company's patents. Each of Copley and Teva has alleged that one of those patents is invalid and unenforceable. In March 1999, the Company filed suit in federal court seeking a ruling that Copley's ANDA submission and proposed marketing of generic syrup constitutes willful infringement of the Company's patent and that its challenge to the patent is without merit.
The Company will file a similar suit in federal court concerning the Teva ANDA submission. The Company believes that it should prevail in these suits. However, as with any litigation, there can be no assurance that the Company will prevail.

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders was held on April 27,
    1999.

(b) Not applicable.

(c) The designation by the Board of Directors of Deloitte &
Touche LLP to audit the books and accounts of the Corporation for the year ended December 31, 1999 was ratified by a vote of shares as follows:

FOR                AGAINST             ABSTAIN

1,263,847,338      1,876,040           3,827,563

All of the nominees for director were elected for a three-year term by a vote of shares, as follows:

                         FOR                    WITHHELD

Hans W. Becherer         1,262,564,040          6,986,901
Raul E. Cesan            1,262,628,585          6,922,356
Regina E. Herzlinger     1,262,425,289          7,125,652
Robert F. W. Van Oordt   1,262,334,800          7,216,141
James Wood               1,261,914,457          7,636,484

The 1999 Executive Incentive Bonus Program, adopted by the Board of Directors of the Corporation and as presented to the Shareholders on April 27, 1999, was adopted by a vote of shares as follows:

FOR                 AGAINST             ABSTAIN

1,205,262,999       52,982,118          11,305,824

(d)  None


Item 6.  Exhibits and Reports on Form 8-K

a) Exhibits - The following Exhibits are filed with this document:

     Exhibit
     Number                    Description

       3(a)       - Amendment to Certificate of Incorporation

      10(a)       - Amendment to 1997 Stock Incentive Plan

27          - Financial Data Schedule


 b)  Reports on Form 8-K:

     No report was filed during the three months ended March 31, 1999.













































SIGNATURE(S)



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Schering-Plough Corporation
                                        (Registrant)


Date  May 13, 1999                   /s/Thomas H. Kelly
                                        Thomas H. Kelly
                               Vice President and Controller
S:\2188\1999 1st qtr 10q.doc		05/13/99 12:46 PM
S:\2188\1999 1st qtr 10q.doc	9	05/13/99  12:46 PM
S:\2188\1999 1st qtr 10q.doc								05/13/99 12:46 PM
 - 20 -