Form 10-Q
period 1999-06-30
SCHERING PLOUGH CORP
filed 1999-08-10
CIK 310158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549
                                FORM 10-Q





    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934


	For the quarterly period ended June 30, 1999



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


                    YES    X             NO




Common Shares Outstanding as of June 30, 1999: 1,468,302,898









PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

            SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED INCOME
                             (UNAUDITED)
           (Amounts in millions, except per share figures)
                                  Three Months       Six Months
                                     Ended             Ended
                                    June 30           June 30

                                  1999     1998     1999    1998


Net Sales . . . . . . . . . . .  $2,451   $2,124   $4,637  $4,032
Costs and expenses:
 Cost of sales. . . . . . . . .     472      423      904     803
 Selling, general
  and administrative. . . . . .     963      828    1,757   1,540
 Research and development . . .     297      261      559     485
 Other, net . . . . . . . . . .      (7)       9      (22)      5
                                  1,725    1,521    3,198   2,833

Income before income taxes. . .     726      603    1,439   1,199
Income taxes. . . . . . . . . .     179      148      353     294
Net Income. . . . . . . . . . .   $ 547   $  455   $1,086  $  905

Basic earnings per common share   $ .37   $  .31   $  .74  $  .62

Diluted earnings per common share $ .37   $  .31   $  .73  $  .61

Dividends per common share. . .   $.125   $  .11   $ .235  $ .205


        See notes to consolidated financial statements.














             SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED)
            (Amounts in millions, except per share figures)
                                              June 30,    December 31,
                                                1999          1998
Assets
 Cash and cash equivalents . . . . . . . .     $ 1,523        $ 1,259
 Accounts receivable, net. . . . . . . . .       1,018            704
 Inventories . . . . . . . . . . . . . . .         861            841
 Prepaid expenses, deferred income
  taxes and other current assets . . . . .       1,058          1,154
     Total current assets. . . . . . . . .       4,460          3,958
 Property, plant and equipment . . . . . .       4,153          4,068
 Less accumulated depreciation . . . . . .       1,412          1,393
     Property, net . . . . . . . . . . . .       2,741          2,675
 Intangible assets, net. . . . . . . . . .         551            565
 Other assets. . . . . . . . . . . . . . .         867            642
                                               $ 8,619        $ 7,840

Liabilities and Shareholders' Equity
 Accounts payable. . . . . . . . . . . . .     $   914        $ 1,003
 Short-term borrowings and current
  portion of long-term debt. . . . . . . .         749            558
 Other accrued liabilities . . . . . . . .       1,548          1,471
     Total current liabilities . . . . . .       3,211          3,032
Long-term liabilities  . . . . . . . . . .       1,010            806
Shareholders' Equity:
 Preferred shares - $1 par value;
  Issued: none . . . . . . . . . . . . . .           -              -
 Common shares - $.50 par value;
  Issued: 1999 and 1998 - 2,030. . . . . .       1,015          1,015
 Paid-in capital . . . . . . . . . . . . .         493            365
 Retained earnings . . . . . . . . . . . .       7,541          6,802
 Accumulated other comprehensive income. .        (276)          (238)
     Total . . . . . . . . . . . . . . . .       8,773          7,944
 Less treasury shares, at cost - 1999
  - 562 shares; 1998 - 558 shares  . . . .       4,375          3,942
     Total shareholders' equity. . . . . .       4,398          4,002
                                               $ 8,619        $ 7,840


                See notes to consolidated financial statements.




               SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
                    STATEMENTS OF CONSOLIDATED CASH FLOWS
                    FOR THE SIX MONTHS ENDED JUNE 30
                                 (UNAUDITED)
                            (Amounts in millions)
                                                1999         1998
Operating Activities:
 Net Income. . . . . . . . . . . . . . . .    $1,086         $905
 Depreciation and amortization . . . . . .       121          114
 Accounts receivable . . . . . . . . . . .      (352)        (223)
 Inventories . . . . . . . . . . . . . . .       (49)         (43)
 Prepaid expenses and other assets . . . .       (84)        (174)
 Accounts payable and other liabilities  .        45          262
 Net cash provided by operating activities       767          841

Investing Activities:
 Capital expenditures  . . . . . . . . . .      (201)        (127)
 Reduction of investments. . . . . . . . .       213            -
 Purchases of investments. . . . . . . . .      (257)         (69)
 Other, net. . . . . . . . . . . . . . . .        (2)          (2)
 Net cash used for investing activities. .      (247)        (198)

Financing Activities:
 Dividends paid to common shareholders . .      (347)        (302)
 Common shares repurchased . . . . . . . .      (425)         (85)
 Short-term borrowings, net. . . . . . . .       204         (256)
 Other, net, primarily equity proceeds . .       314           (6)
 Net cash used for financing
  activities . . . . . . . . . . . . . . .      (254)        (649)

Effect of exchange rates on cash and
 cash equivalents. . . . . . . . . . . . .        (2)          (1)
Net increase (decrease) in cash and
 cash equivalents  . . . . . . . . . . . .       264           (7)
Cash and cash equivalents, beginning
 of period . . . . . . . . . . . . . . . .     1,259          714
Cash and cash equivalents, end of period .    $1,523         $707

              See notes to consolidated financial statements.



          SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)
         (Amounts in millions, except per share figures)


Basis of Presentation

The unaudited financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements should be read in conjunction with the accounting policies and notes to consolidated financial statements included in the Company's 1998
Annual Report on Form 10-K.

In the opinion of management, the financial statements reflect all adjustments necessary for a fair statement of the operations for the interim periods presented.

New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No.
133, "Accounting for Derivative Instruments and Hedging
Activities." SFAS No. 133, as amended by SFAS No. 137, requires adoption no later than January 1, 2001; the Company plans to adopt the new standard at that time. This statement is not expected to materially impact the Company's financial statements because management has not engaged in a formula-based program using derivative instruments to hedge market risks.

Earnings Per Common Share

The shares used for basic earnings per common share and diluted earnings per common share are reconciled as follows:


                                  Three Months     Six Months
                                 Ended June 30,   Ended June 30,
                                  1999     1998    1999     1998

Average shares outstanding for
 basic earnings per share . . .  1,470    1,467   1,471    1,467
Dilutive effect of options and
 deferred stock units . . . . .     16       21      17       19
Average shares outstanding for
 diluted earnings per share . .  1,486    1,488   1,488    1,486


As of June 30, 1999, there were nine million options outstanding with exercise prices higher than the average price of the Company's common stock during the second quarter of 1999.
Accordingly, these options are not included in the dilutive effects indicated above.


Comprehensive Income

Comprehensive income for the three months ended June 30, 1999 and 1998 was $549 and $431, respectively. Comprehensive income for the six months ended June 30, 1999 and 1998 was $1,048 and $876, respectively.


Inventories

Inventories consisted of:             June 30,     December 31,
                                        1999            1998

    Finished products . . . . . . .     $401           $483
    Goods in process. . . . . . . .      248            174
    Raw materials and supplies. . .      212            184
      Total inventories . . . . . .     $861           $841



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







Net sales by major therapeutic category were as follows:


                                  Three Months        Six Months
                                     Ended               Ended
                                    June 30             June 30

                                   1999    1998      1999    1998

Allergy & Respiratory . . . . .  $1,124    $962    $1,990  $1,715
Anti-infectives & Anticancer. .     408     271       830     583
Dermatologicals . . . . . . . .     160     168       311     329
Cardiovasculars . . . . . . . .     172     208       332     381
Other Pharmaceuticals . . . . .     201     142       405     290
Animal Health . . . . . . . . .     172     169       325     314
Foot Care . . . . . . . . . . .     100      99       183     171
OTC . . . . . . . . . . . . . .      43      42       105     103
Sun Care  . . . . . . . . . . .      71      63       156     146
Consolidated Net Sales. . . . .  $2,451  $2,124    $4,637  $4,032


Financing

During the second quarter of 1999, a subsidiary of the Company issued $200 of equity-type securities, which have a carrying cost based on LIBOR. The rate is fixed through November 28, 2003;
thereafter, the Company can elect to reset the rate annually or fix the rate for an additional five years. The Company can call the securities at fair value at any time after November 30, 2004, or earlier under certain circumstances. The holders can put the securities back to the Company at fair value at any time after November 30, 2027, and sooner under certain circumstances.
Because of the put and call features, this obligation is included in other long-term liabilities.

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

The Company is also involved in various other claims and legal proceedings of a nature considered normal to its business, including product liability cases. The estimated costs the Company expects to pay in these cases are accrued when the liability is considered probable and the amount can be reasonably estimated. Consistent with trends in the pharmaceutical industry, the Company is self-insured for certain events.

The recorded liabilities for the above matters at June 30, 1999 were not material. Expected insurance recoveries have not been considered in determining the costs for environmental-related liabilities. Management believes that, except for the matters discussed in the following paragraphs, it is remote that any material liability in excess of the amounts accrued will be incurred.

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

Three of the state antitrust cases have been certified as class actions. Two are class actions on behalf of certain retail pharmacies in California and Wisconsin, and the other is a class action in the District of Columbia, on behalf of consumers of prescription medicine. In addition, an action has been brought in Alabama purportedly on behalf of consumers in Alabama and several other states. Plaintiffs are seeking to maintain the action as a class action. The Company has settled the retailer class action in Wisconsin and the alleged class action in Minnesota. The settlements of the state antitrust cases in Wisconsin and Minnesota have been approved by the respective courts. The settlement amounts were not significant. In August 1998, a class action was brought in Tennessee purportedly on behalf of consumers in Tennessee and several other states. The court has conditionally certified a class of consumers, but has stayed the case pending the resolution of an earlier-filed Tennessee case, which the Company has settled in principle. In April - June
1999, state consumer cases were filed in state courts in North
Dakota, West Virginia and New Mexico. The Company has also recently settled the state consumer cases in all of the states except Alabama, Tennessee, North Dakota, West Virginia and New
Mexico.  Court approval of those settlements has been obtained.
The settlement amounts were not material to the Company.  In June
1999, the Alabama Supreme Court reversed the denial of a motion for judgment on the pleadings in one of the Alabama retailer cases. The court held that the Alabama antitrust law did not apply to conspiracies alleged to be in interstate commerce. The
Company believes that this ruling should result in the dismissal of all of the Alabama state court cases.

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

Copley Pharmaceutical, Inc. (Copley), Teva Pharmaceuticals, Inc.
(Teva) and Novex Pharma (Novex) notified the Company in February,
April and June 1999, respectively, that each had submitted an ANDA to the FDA seeking to market a generic form of CLARITIN
Syrup in the United States before the expiration of certain of the Company's patents. Each has alleged that one of those patents is invalid and unenforceable. In March 1999, the Company filed suit in federal court seeking a ruling that Copley's ANDA submission and proposed marketing of a generic syrup constitute willful infringement of the Company's patent and that its challenge to the patent is without merit. The Company also sued
Teva in June 1999 asking for the same relief. The Company has filed a similar suit in federal court concerning the Novex ANDA submission. In May 1999, the Company received notice from Zenith
Goldline Pharmaceuticals (Zenith) that it had submitted an ANDA to the FDA for generic CLARITIN tablets. In June 1999, the Company filed suit in federal court in New Jersey seeking a ruling that Zenith's ANDA submission and proposed marketing of a generic tablet constitute willful infringement of the Company's patent and that Zenith's challenge to the patent is without merit. The Company believes that it should prevail in these suits. However, as with any litigation, there can be no assurance that the Company will prevail.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations - three and six months ended June 30, 1999 compared with the corresponding periods in 1998.

Net Sales

Consolidated net sales for the second quarter advanced $327 million or 15 percent compared with the same period in 1998. For the six months, net sales rose $605 million or 15 percent over 1998. Excluding the effect of foreign currency exchange rate fluctuations, consolidated net sales grew 16 percent in the quarter. Exchange rate fluctuations had no impact on the net sales for the six months.



Net sales by major therapeutic category for the second quarter and six months were as follows ($ in millions):


                            Second Quarter       Six Months
                              1999    1998   %    1999   1998   %
Allergy & Respiratory       $1,124   $ 962  17  $1,990 $1,715  16
Anti-infectives & Anticancer   408     271  50     830    583  42
Dermatologicals                160     168 ( 5)    311    329 ( 5)
Cardiovasculars                172     208 (17)    332    381 (13)
Other Pharmaceuticals          201     142  41     405    290  39
Animal Health                  172     169   2     325    314   4
Foot Care                      100      99   2     183    171   7
OTC                             43      42   2     105    103   1
Sun Care                        71      63  12     156    146   7
Consolidated Net Sales      $2,451  $2,124  15  $4,637 $4,032  15


Worldwide net sales of allergy and respiratory products advanced
17 percent in the quarter and 16 percent for the six-month period due to continued strong market growth of the CLARITIN line of nonsedating antihistamines. Worldwide net sales of the CLARITIN brand totaled $819 million and $1,384 million for the quarter and first half, respectively, compared with $687 million and $1,124 million for the corresponding periods in 1998. Franchise sales of nasal inhaled steroid products, which include Vancenase allergy products and Nasonex, a once-daily corticosteroid for allergies, increased in the quarter and year-to-date due to market expansion in the U.S. and international markets.


Net sales of anti-infective and anticancer products worldwide increased 50 percent in the quarter and 42 percent for the six months, primarily due to the 1998 U.S. introduction of REBETRON
Combination Therapy containing REBETOL Capsules and INTRON A
Injection for the treatment of chronic hepatitis C in both relapsed and previously untreated (naive) patients.
International sales of INTRON A also contributed to the sales increase in the second quarter and six months due to the 1998 launch of INTRON A solution in a multidose pen in several
European markets.

Worldwide sales of cardiovascular products decreased 17 percent for the quarter and 13 percent for the six months primarily in the U.S. due to lower sales in the quarter and six month periods of IMDUR, an oral nitrate for angina and NORMODYNE, an alpha-beta blocker for hypertension due to generic product introductions, as well as lower sales of K-DUR, a sustained-released potassium supplement, due to unusually high trade purchases in the first half of 1998. Partially offsetting these declines in both periods were higher U.S. sales of INTEGRILIN injection, a platelet receptor glycoprotein inhibitor following its launch in the second quarter of 1998.

Other pharmaceuticals consist of products that do not fit into the Company's major therapeutic categories and include bulk manufacturing and alliance revenues. International sales of Subutex, a treatment for opiate addiction, increased in both the quarter and the first half of 1999.

Sales of suncare products grew 12 percent in the second quarter and 7 percent in the first six months of 1999 led by the Children's Sunblock lines.

Sales of foot care products increased 2 percent in the quarter and 7 percent for the six months. The increase in the first half of 1999 was driven by higher sales of Dr. Scholl's insoles and devices reflecting new product introductions and increased sales of the antifungal line of products which includes Tinactin and Lotrimin brands.

Costs and Expenses

Cost of sales as a percentage of sales decreased slightly to 19.3 percent in the quarter and 19.5 percent for the first six months from 19.9 percent in both periods of 1998. The slight decrease in the overall rate is primarily due to product mix improvements.

Selling, general and administrative expenses represented 39.3 percent of sales in the second quarter of 1999, a slight increase compared with 39.0 percent last year. For the six-month period, the ratio decreased slightly to 37.9 percent versus 38.2 percent in 1998. The second quarter increase was primarily driven by increased product promotion.

Research and development spending rose 14 percent in the second quarter representing 12.1 percent of sales compared with 12.3 percent in 1998. For the first half of 1999 spending increased
15 percent and represented 12.1 percent of sales, compared to
12.0 percent in 1998. The higher spending in 1999 reflects the Company's funding of both internal research efforts and research collaborations with various partners to develop a steady flow of innovative products. The Company expects research and development spending for 1999 to increase by more than 15 percent over prior year spending.

Income before income taxes increased 20 percent for the quarter and six months compared with the same periods in 1998, and represented 29.6 percent of sales for the second quarter versus
28.4 percent last year and 31.0 percent of sales for the first half of 1999 versus 29.7 percent last year.

The effective tax rate was 24.5 percent in the three and six month periods of both 1999 and 1998.

Diluted earnings per common share grew 19 percent in the second quarter to $.37 from $.31 in 1998. For the six-month period, diluted earnings per common share increased 20 percent from $.61 last year to $.73. Basic earnings per common share advanced 19 percent in the quarter and six-month periods. Foreign currency exchange rate changes had no impact on basic or diluted earnings per common share for the second quarter or first half of 1999.

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


Liquidity and financial resources - six months ended June 30,
1999

Cash generated from operations continues to be the Company's major source of funds to finance working capital, additions to property, shareholder dividends and common share repurchases.
Cash provided by operating activities was $767 million for the first six months of 1999, a decrease of $74 million from 1998.
The decrease in 1999 is primarily due to an increase in accounts receivable due to the increase in second quarter net sales and a reduction in accounts payable. Cash provided by financing activities included equity proceeds as well as proceeds from short-term borrowings which was used to pay shareholder dividends of $347 million and repurchase shares for $425 million. Cash was also used to fund capital expenditures of $201 million.

In October 1997, the Board of Directors authorized the repurchase of $1 billion of the Company's common shares. As of June 30, 1999 this program was approximately 57 percent complete.

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

The project involves four phases: (1) compiling an inventory of IT and non-IT systems; (2) distinguishing "critical" systems from "non-critical" systems; (3) remediating or replacing IT and non-
IT systems; and (4) testing the remediated or replaced IT and non-IT systems. "Critical" systems for this purpose include systems that may affect health and safety, product manufacturing, product distribution, customer service and certain research systems.

The following chart indicates the estimated state of completion of each phase of this project as of June 30, 1999:

                                      IT Systems   Non-IT Systems


Inventory systems                        100%            100%

Identify critical and
  non-critical systems                   100%            100%

Remediate or replace systems              99%             99%

Testing systems                           97%             97%


The last two lines of the preceding table exclude non-critical, non-IT equipment because the Company has concluded that any failure of such equipment will not adversely affect the Company's operations. Repairs or replacements of non-critical, non-IT equipment will continue into the year 2000. The Company expects to complete all phases of this project for all IT systems and all critical, non-IT systems by December 31, 1999.

The estimated maximum cost of the Year 2000 project is approximately $95 million. Approximately 55 percent of the $95 million will be of an expense nature and 45 percent will be for capitalizable replacements. As of June 30, 1999, $53 million of the $95 million has been incurred; $17 million has been capitalized and $36 million has been expensed. This $95 million cost estimate includes the estimated cost to repair or replace non-critical, non-IT equipment some of which will be spent in the year 2000. No other significant information systems projects have been deferred as a result of the Company's Year 2000 project. The book value of computers, software and equipment that will need to be written-off as a result of not being Year
2000 compliant is immaterial.

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

The Company is in the process of developing contingency plans to address potential business disruptions at these third parties.
Contingency planning will include increasing inventory levels, establishing secondary sources of supply and manufacturing and maintaining backup lines of communications with our customers.
However, it is unlikely that any contingency plan can fully mitigate the impact of significant business disruptions among these third parties.

Certain third parties, such as retail pharmacies and wholesalers, have informed the Company that they plan to order extra inventory as part of their contingency planning. The impact to the Company of such contingency planning by third parties cannot be predicted.

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

Reference is made to the fifth paragraph of Item 3, Legal
Proceedings, of Part I of the Company's Annual Report on Form 10-
K for the fiscal year ended December 31, 1998, relating to state antitrust cases. In April-June 1999, state consumer cases were filed in state courts in North Dakota, West Virginia and New
Mexico. The Company has also recently settled the state consumer cases in all of the states except Alabama, Tennessee, North
Dakota, West Virginia and New Mexico. Court approval of those settlements has been obtained. The settlement amounts were not material to the Company. In June 1999, the Alabama Supreme Court reversed the denial of a motion for judgment on the pleadings in one of the Alabama retailer cases. The court held that the Alabama antitrust law did not apply to conspiracies alleged to be in interstate commerce. The Company believes that this ruling should result in a dismissal of all of the Alabama state court cases.

Reference is made to the twelfth paragraph of Item 3, Legal
Proceedings, of Part I of the Company's Annual Report on Form 10-
K for the fiscal year ended December 31, 1998, relating to CLARITIN patent litigation. Copley Pharmaceutical, Inc.
(Copley), Teva Pharmaceuticals, Inc. (Teva) and Novex Pharma
(Novex) notified the Company in February 1999, April 1999 and
June 1999, respectively, that each had submitted an Abbreviated
New Drug Application (ANDA) to the U.S. Food and Drug
Administration seeking to market a generic form of CLARITIN Syrup in the United States before the expiration of certain of the Company's patents. Each has alleged that one of those patents is invalid and unenforceable. In March 1999, the Company filed suit in federal court seeking a ruling that Copley's ANDA submission and proposed marketing of generic syrup constitute willful infringement of the Company's patent and that its challenge to the patent is without merit. The Company also sued Teva in June
1999 asking for the same relief. The Company has filed a similar suit in federal court concerning the Novex ANDA submission. In
May 1999, the Company received notice from Zenith Goldline
Pharmaceuticals (Zenith) that it had submitted an ANDA to the FDA for generic CLARITIN tablets. In June 1999, the Company filed suit in federal court in New Jersey seeking a ruling that Zenith's ANDA submission and proposed marketing of a generic tablet constitute willful infringement of the Company's patent and that Zenith's challenge to the patent is without merit. The
Company believes that it should prevail in these suits. However, as with any litigation, there can be no assurance that the Company will prevail.



Item 6.  Exhibits and Reports on Form 8-K

a) Exhibits - The following Exhibits are filed with this document:

     Exhibit
     Number                    Description


      27          -  Financial Data Schedule

      99          -  Company Statement Relating to Forward
                          Looking Information


 b)  Reports on Form 8-K:

     No report was filed during the three months ended June 30, 1999.






                       SIGNATURE(S)



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Schering-Plough Corporation
                                        (Registrant)


Date  August 10, 1999               /s/Thomas H. Kelly
                                       Thomas H. Kelly
                               Vice President and Controller


S:\2188\2nd qtr 99 10 Q.doc		08/10/99 8:49 AM

S:\2188\2nd qtr 99 10 Q.doc						08/10/99 8:49 AM
 - 9 -


