Form 10-Q
period 1999-09-30
SCHERING PLOUGH CORP
filed 1999-11-12
CIK 310158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549
                                FORM 10-Q



    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934


	For the quarterly period ended September 30, 1999



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


                    YES    X             NO


Common Shares Outstanding as of September 30, 1999: 1,469,074,987




PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

            SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED INCOME
                             (UNAUDITED)
           (Amounts in millions, except per share figures)
                                   Three Months      Nine Months
                                      Ended             Ended
                                  September 30      September 30

                                   1999     1998     1999    1998


Net Sales . . . . . . . . . . .   $2,236   $1,986   $6,873  $6,018
Costs and expenses:
 Cost of sales. . . . . . . . .      438      394    1,342   1,197
 Selling, general
  and administrative. . . . . .      814      762    2,571   2,302
 Research and development . . .      305      257      864     742
 Other, net . . . . . . . . . .       (7)       1      (29)      6
                                   1,550    1,414    4,748   4,247

Income before income taxes. . .      686      572    2,125   1,771
Income taxes. . . . . . . . . .      168      140      521     434
Net Income. . . . . . . . . . .   $  518   $  432   $1,604  $1,337

Basic earnings per common share   $  .35   $  .29   $ 1.09  $  .91

Diluted earnings per common share $  .35   $  .29   $ 1.08  $  .90

Dividends per common share. . .   $ .125   $  .11   $  .36  $ .315


See notes to consolidated financial statements.




             SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED)
            (Amounts in millions, except per share figures)
                                          September 30,    December 31,
                                              1999            1998
Assets
 Cash and cash equivalents . . . . . . . .    $ 1,665         $ 1,259
 Accounts receivable, net. . . . . . . . .      1,068             704
 Inventories . . . . . . . . . . . . . . .        965             841
 Prepaid expenses, deferred income
  taxes and other current assets . . . . .      1,092           1,154
     Total current assets. . . . . . . . .      4,790           3,958
 Property, plant and equipment . . . . . .      4,277           4,068
 Less accumulated depreciation . . . . . .      1,451           1,393
     Property, net . . . . . . . . . . . .      2,826           2,675
 Intangible assets, net. . . . . . . . . .        570             565
 Other assets. . . . . . . . . . . . . . .        874             642
                                              $ 9,060         $ 7,840

Liabilities and Shareholders' Equity
 Accounts payable. . . . . . . . . . . . .    $   954         $ 1,003
 Short-term borrowings and current
  portion of long-term debt. . . . . . . .        695             558
 Other accrued liabilities . . . . . . . .      1,661           1,471
     Total current liabilities . . . . . .      3,310           3,032
Long-term liabilities  . . . . . . . . . .      1,010             806
Shareholders' Equity:
 Preferred shares - $1 par value;
  Issued: none . . . . . . . . . . . . . .          -               -
 Common shares - $.50 par value;
  Issued: 1999 and 1998 - 2,030. . . . . .      1,015           1,015
 Paid-in capital . . . . . . . . . . . . .        540             365
 Retained earnings . . . . . . . . . . . .      7,875           6,802
 Accumulated other comprehensive income. .       (262)           (238)
     Total . . . . . . . . . . . . . . . .      9,168           7,944
 Less treasury shares, at cost - 1999
  - 561 shares; 1998 - 558 shares  .. .  .      4,428           3,942
     Total shareholders' equity. . . . . .      4,740           4,002
                                              $ 9,060         $ 7,840

See notes to consolidated financial statements.
</table


               SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
                    STATEMENTS OF CONSOLIDATED CASH FLOWS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                 (UNAUDITED)
                            (Amounts in millions)
                                                1999         1998
Operating Activities:
 Net Income. . . . . . . . . . . . . . . . $   1,604     $ 1,337
 Depreciation and amortization . . . . . .       193         172
 Accounts receivable . . . . . . . . . . .      (393)        (61)
 Inventories . . . . . . . . . . . . . . .      (146)        (73)
 Prepaid expenses and other assets . . . .      (122)       (205)
 Accounts payable and other liabilities  .       188         358
 Net cash provided by operating
  activities . . . . . . . . . . . . . . .     1,324       1,528

Investing Activities:
 Capital expenditures  . . . . . . . . . .      (338)       (227)
 Reduction of investments. . . . . . . . .       204           -
 Purchases of investments. . . . . . . . .      (288)       (103)
 Other, net. . . . . . . . . . . . . . . .         2          (3)
 Net cash used for investing activities. .      (420)       (333)

Financing Activities:
 Dividends paid to common shareholders . .      (532)       (465)
 Common shares repurchased . . . . . . . .      (475)       (109)
 Short-term borrowings, net. . . . . . . .       152        (433)
 Other, net, primarily equity proceeds . .       359          37
 Net cash used for financing
  activities . . . . . . . . . . . . . . .      (496)       (970)

Effect of exchange rates on cash and
 cash equivalents. . . . . . . . . . . . .        (2)         (2)
Net increase (decrease) in cash and
 cash equivalents  . . . . . . . . . . . .       406         223
Cash and cash equivalents, beginning
 of period . . . . . . . . . . . . . . . .     1,259         714
Cash and cash equivalents, end of period . $   1,665     $   937

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

Earnings Per Common Share

The shares used for basic earnings per common share and diluted earnings per common share are reconciled as follows:

                                Three Months      Nine Months
                                     Ended            Ended
                                September 30,     September 30,
                                 1999    1998       1999    1998
Average shares outstanding for
 basic earnings per share . .   1,469   1,469      1,470   1,467
Dilutive effect of options and
 deferred stock units . . . .      15      21         17      20
Average shares outstanding for
 diluted earnings per share .   1,484   1,490      1,487   1,487

As of September 30, 1999, there were 9 million options outstanding with exercise prices higher than the average price of the Company's common stock during the third quarter of 1999.
Accordingly, these options are not included in the dilutive effects indicated above.

Inventories

Inventories consisted of:          September 30,     December 31,
                                        1999            1998

    Finished products . . . . . . .     $398           $483
    Goods in process. . . . . . . .      328            174
    Raw materials and supplies. . .      239            184
      Total inventories . . . . . .     $965           $841

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

Comprehensive Income

Comprehensive income for the three months ended September 30, 1999 and 1998 was $532 and $436, respectively. Comprehensive income for the nine months ended September 30, 1999 and 1998 was $1,580 and $1,312, respectively.

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

The recorded liabilities for the above matters at September 30, 1999 were not material. Expected insurance recoveries have not been considered in determining the costs for environmental-related liabilities. Management believes that, except for the matters discussed in the following paragraphs, it is remote that any material liability in excess of the amounts accrued will be incurred.

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

Three of the state antitrust cases have been certified as class actions. Two are class actions on behalf of certain retail pharmacies in California and Wisconsin, and the other is a class action in the District of Columbia, on behalf of consumers of prescription medicine. The Company has settled the retailer class action in Wisconsin and an alleged class action in Minnesota.
The settlements of the state antitrust cases in Wisconsin and Minnesota have been approved by the respective courts. The settlement amounts were not significant. In addition, an action has been brought in Alabama purportedly on behalf of consumers in Alabama and several other states. Plaintiffs are seeking to maintain the action as a class action. Also, in August 1998, a class action was brought in Tennessee purportedly on behalf of consumers in Tennessee and several other states. The court has conditionally certified a class of consumers, but has stayed the case pending the resolution of an earlier-filed Tennessee case, which the Company has settled in principle.

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

The Company is a party to an arbitration filed by Biogen, Inc. (Biogen) in a dispute over the method used by Biogen to determine the amount of royalties payable to Biogen on sales of REBETRON Combination Therapy containing REBETOL Capsules and INTRON A Injection. The Company believes that it will prevail in this arbitration. However, there can be no assurance that the Company will prevail.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations - three and nine months ended September 30, 1999 compared with the corresponding periods in 1998.

Net Sales

Consolidated net sales for the third quarter advanced $250 million or 13 percent compared with the same period in 1998. For the nine months, net sales rose $855 million or 14 percent over 1998. Exchange rate fluctuations had no impact on the net sales for the three or nine-month periods.

Net sales by major therapeutic category for the third quarter and nine months were as follows ($ in millions):

                            Third  Quarter       Nine  Months
                              1999    1998   %    1999   1998   %
Allergy & Respiratory       $  980   $ 864  13  $2,970 $2,579  15
Anti-infectives & Anticancer   413     319  29   1,243    902  38
Dermatologicals                186     134  38     497    463   7
Cardiovasculars                161     175  (8)    493    556 (11)
Other Pharmaceuticals          171     171   3     576    461  26
Animal Health                  161     161   0     486    475   2
Foot Care                       93      93  (1)    276    264   5
OTC                             60      57   5     165    161   2
Sun Care                        11      12  (2)    167    157   6
Consolidated Net Sales      $2,236  $1,986  13  $6,873 $6,018  14

Worldwide net sales of allergy and respiratory products advanced 13 percent in the quarter and 15 percent for the nine-month period due to continued strong market growth of the CLARITIN line of nonsedating antihistamines. Worldwide net sales of the CLARITIN brand totaled $716 million and $2,100 million for the quarter and nine months, respectively, compared with $635 million and $1,758 million for the corresponding periods in 1998. Franchise sales of nasal inhaled steroid products, which include VANCENASE allergy products and NASONEX, a once-daily corticosteroid for allergies, increased in the quarter and year-to-date due to market expansion in the U.S. and international markets.

Net sales of anti-infective and anticancer products worldwide increased 29 percent in the quarter and 38 percent for the nine months, primarily due to the 1998 U.S. introduction of REBETRON Combination Therapy containing REBETOL Capsules and INTRON A Injection for the treatment of chronic hepatitis C in both relapsed and previously untreated (naive) patients.
International sales of INTRON A (including combination therapy with REBETOL) also contributed to the sales increase in the third quarter and nine months due to the 1998 launch of INTRON A solution in a multidose pen in several European markets and the 1999 launch of REBETOL in certain markets.

Dermatological products' worldwide net sales rose 38 percent in the quarter due to timing of trade buying and 7 percent for the first nine months due to market share growth.

Worldwide sales of cardiovascular products decreased 8 percent for the quarter and 11 percent for the nine months primarily in the U.S. due to generic competition for IMDUR, an oral nitrate for angina and NORMODYNE, an alpha-beta blocker for hypertension. Partially offsetting these declines in both periods were higher U.S. sales of INTEGRILIN injection, a platelet receptor glycoprotein inhibitor, following its launch in the second quarter of 1998 and K-DUR, a sustained-release potassium supplement, due to stronger script demand.

Other pharmaceuticals consist of products that do not fit into the Company's major therapeutic categories and include contract manufacturing and alliance revenues.

Costs and Expenses

Cost of sales as a percentage of sales decreased slightly to 19.6 percent in the quarter and 19.5 percent for the first nine months from 19.9 percent in both periods of 1998. The slight decrease in the overall rate is primarily due to better product mix.

Selling, general and administrative expenses represented 36.4 percent of sales in the third quarter of 1999, a decrease when compared with 38.4 percent last year. For the nine-month period, the ratio decreased to 37.4 percent versus 38.3 percent in 1998. The decrease was primarily driven by the timing of promotional spending.

Research and development spending rose 19 percent in the third quarter representing 13.6 percent of sales compared with 12.9 percent in 1998. For the first nine months of 1999 spending increased 16 percent and represented 12.6 percent of sales, compared to 12.3 percent in 1998. The higher spending in 1999 reflects the Company's funding of both internal research efforts and research collaborations with various partners to develop a steady flow of innovative products. The Company expects research and development spending for 1999 to increase more than 15 percent over prior year spending.

The effective tax rate was 24.5 percent in the three and nine month periods of both 1999 and 1998.

Diluted earnings per common share grew 21 percent in the third quarter to $.35 from $.29 in 1998. For the nine-month period, diluted earnings per common share increased 20 percent from $.90 last year to $1.08. Basic earnings per common share advanced 21 percent in the quarter and 20 percent in the nine-month period. Foreign currency exchange rate changes had no impact on basic or diluted earnings per common share for the third quarter of 1999. Excluding exchange, diluted earnings per share for the first nine months of 1999 would have increased 19 percent when compared to the same period in 1998.

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

Liquidity and financial resources - nine months ended September
30, 1999

Cash generated from operations continues to be the Company's major source of funds to finance working capital, additions to property, shareholder dividends and common share repurchases. Cash provided by operating activities was $1,324 million for the first nine months of 1999, a decrease of $204 million from 1998. The decrease in 1999 is primarily due to increases in accounts receivable because of timing of collections and an increase in inventories because of specific actions to stockpile certain products. Cash flow related to financing activities included equity proceeds as well as proceeds from short-term borrowings.

In October 1997, the Board of Directors authorized the repurchase of $1 billion of the Company's common shares. As of September
30, 1999 this program was approximately 62 percent complete.

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

Year 2000

Historically, many computer systems ("IT systems") and equipment and instruments with embedded microprocessors ("non-IT systems") were designed to recognize only the last two digits of a calendar year. Without remediation, these systems and microprocessors could, in the near future, encounter operating problems due to their inability to distinguish years after 1999 from years preceding 1999. As a result, the Company undertook an extensive project to remediate or replace its date-sensitive IT systems and non-IT systems.

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

The following chart indicates the estimated state of completion of each phase of this project as of September 30, 1999:

                                      IT Systems   Non-IT Systems

Inventory systems                        100%            100%

Identify critical and
  non-critical systems                   100%            100%

Remediate or replace systems             100%             99%

Testing systems                          100%             99%


The last two lines of the preceding table exclude non-critical, non-IT equipment used in our research operations because the Company has concluded that any failure of such equipment will not adversely affect the Company's operations. Repairs or replacements of this non-critical, non-IT equipment will continue into the year 2000. The Company expects to complete all phases of this project for all critical, non-IT systems by December 31, 1999.

The estimated maximum cost of the Year 2000 project is approximately $95 million. Approximately 55 percent of the $95 million will be of an expense nature and 45 percent will be for capitalizable replacements. As of September 30, 1999, $62 million of the $95 million has been incurred; $18 million has been capitalized and $44 million has been expensed. This $95 million cost estimate includes the estimated cost to repair or replace non-critical, non-IT equipment some of which will be spent in the year 2000. No other significant information systems projects have been deferred as a result of the Company's Year 2000 project. The book value of computers, software and equipment that will need to be written-off as a result of not being Year 2000 compliant is immaterial.

The Company's internal auditors have regularly reviewed progress on the Year 2000 project and provided evaluations of the Company's readiness to senior management.

Management believes that the Year 2000 issue will not have a material adverse effect on the Company's internal operating systems. However, the Company's operations may be impacted in the event that computer disruption is encountered by third parties with whom the Company conducts significant business. These third parties include wholesalers, distributors, managed care organizations, hospitals, suppliers, clinical researchers, research partners and government agencies. The Company has been communicating with these third parties concerning their state of readiness. However, the Company can provide no assurance that these third parties will not experience business disruption.

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

The Company has developed contingency plans to address potential business disruptions at these third parties. Contingency planning includes increased inventory levels, establishing secondary sources of supply and manufacturing and maintaining backup lines of communications with our customers. However, it is unlikely that any contingency plan can fully mitigate the impact of significant business disruptions among these third parties.

Certain third parties, such as retail pharmacies and wholesalers, may order extra inventory as part of their contingency planning.
The impact to the Company of such contingency planning by third parties cannot be predicted.

The estimates and conclusions in this description of the Year 2000 issue contain forward looking statements and are based on management's estimates of future events. Risks to completing the Year 2000 project include the continued availability of resources and qualified information systems personnel.


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

PART II  OTHER INFORMATION

Item 1.   Legal Proceedings

The Company is a party to an arbitration filed by Biogen, Inc.
(Biogen) in a dispute over the method used by Biogen to determine the amount of royalties payable to Biogen on sales of REBETRON
Combination Therapy containing REBETOL Capsules and INTRON A Injection. The Company believes that it will prevail in this arbitration.
However, there can be no assurance that the Company will prevail.

Item 6.  Exhibits and Reports on Form 8-K

a) Exhibits - The following Exhibits are filed with this document:

     Exhibit
     Number                    Description


      10(a)       -  Form of amendment to form of employment
                     agreement between the Company and its
                     executive officers effective upon a change of control

      10(b)       -  Amended and Restated Directors' Deferred
                     Compensation Plan

      10(c)       -  Amended and Restated Directors' Stock Award
                     Plan

      10(d)       -  Amended and Restated Directors' Deferred
                     Stock Equivalency Program

      27          -  Financial Data Schedule

      99          -  Company Statement Relating to Forward
                     Looking Information


 b)  Reports on Form 8-K:

     No report was filed during the three months ended September
     30, 1999.






                       SIGNATURE(S)



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Schering-Plough Corporation
                                        (Registrant)


Date November 11, 1999              /s/Thomas H. Kelly
                                       Thomas H. Kelly
                               Vice President and Controller


S:\2188\3rd qtr 99 10 Q.doc		11/11/99 10:38 AM

S:\2188\3rd qtr 99 10 Q.doc						11/11/99 10:38 AM
 - 3 -


S:\2188\3rd qtr 99 10 Q.doc						11/11/99 10:38 AM
 - 14 -