Form 10-K
period 1999-12-31
SCHERING PLOUGH CORP
filed 2000-03-02
CIK 310158

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                         Form 10-K Annual Report

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                             OF 1934

For the fiscal year ended December 31, 1999    Commission file
                                                Number 1-6571
                    SCHERING-PLOUGH CORPORATION

Incorporated in New Jersey                         22-1918501
One Giralda Farms                              (I.R.S.Employer
Madison, New Jersey 07940-1000               Identification No.)
(973) 822-7000 (telephone number)

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

Common shares outstanding as of January 31, 2000: 1,470,789,125

Aggregate market value of common shares at January 31, 2000 held by non-affiliates based on closing price: $64 billion.

                                              Part of Form 10-K
Documents incorporated by reference           incorporated into

Schering-Plough Corporation 1999              Parts I, II and IV
Annual Report to Shareholders

Schering-Plough Corporation Proxy             Part III
Statement for the annual meeting of
shareholders on April 25, 2000




                               Part I
Item 1.  Business

The terms "Schering-Plough" and the "Company," as used herein, refer to Schering-Plough Corporation and its subsidiaries, except as otherwise indicated by the context. Schering-Plough Corporation is a holding company which was incorporated in 1970.

Subsidiaries of Schering-Plough Corporation are engaged in the discovery, development, manufacturing and marketing of pharmaceutical products worldwide.
Discovery and development efforts target the field of human health. However, application in the field of animal health can result from these efforts. The
Company views animal health applications as a means to maximize the return on investments in discovery and development. The Company operates primarily in the prescription pharmaceutical marketplace. However, the
Company historically has sought regulatory approval to switch prescription products to over-the-counter (OTC) status as a means of extending a product's life cycle.
In this way the OTC marketplace is yet another means of maximizing the return on investments in discovery and development. Effective January 1, 1999, the Company changed the structure of its internal organization to reflect this focus on pharmaceutical research and development. As a result, the Company reports as one segment. Previously, the Company was organized into two business units: pharmaceuticals and health care.

Prescription products include: CLARITIN, CLARITIN-D,
NASONEX, PROVENTIL, VANCENASE and VANCERIL, allergy/respiratory; CEDAX, EULEXIN, GARAMYCIN, INTRON
A, REBETRON Combination Therapy containing REBETOL capsules and INTRON A injection, REMICADE and TEMODAR, anti-infective and anticancer; DIPROLENE, DIPROSONE,
ELOCON, and LOTRISONE, dermatologicals; IMDUR,
INTEGRILIN, K-DUR and NITRO-DUR, cardiovasculars;
CELESTONE, and SUBUTEX, other pharmaceuticals.

Animal health products include: NUFLOR, TRIBRISSEN and CEPRAVIN, antimicrobials; SPOT-ON, PULVEX, AUTOWORM and
TRIATOX, parasiticides; BANAMINE and ELTANAC, non-steroidal anti-inflammatories; RALGRO, a growth promotant implant; OTOMAX, OPTIMMUNE, and GENTOCIN
TOPICAL SPRAY, otic, ophthalmic and topical products;
a broad range of vaccines for many species; sutures, bandages and nutritional products. In June 1997, the Company purchased the worldwide animal health operations of Mallinckrodt Inc. The acquisition was recorded under the purchase method of accounting at a cost of approximately $490 million, which includes the assumption of debt and direct costs of the acquisition.

Foot care, OTC and sun care products include: CLEAR
AWAY wart remover; DR. SCHOLL'S foot care products;
LOTRIMIN AF and TINACTIN antifungals; A & D ointment;
AFRIN nasal decongestant; CHLOR-TRIMETON antihistamine;
CORICIDIN and DRIXORAL cold and decongestant products;
CORRECTOL laxative; GYNE-LOTRIMIN for vaginal yeast infections; COPPERTONE, BAIN DE SOLEIL and SOLARCAINE sun care products.

Net sales by major therapeutic category for each of the three years in the period ended December 31, 1999 were as follows (dollars in millions):


                                   1999       1998      1997
Allergy & Respiratory            $3,850     $3,375    $2,708
Anti-infective and Anticancer     1,738      1,263     1,156
Dermatologicals                     682        619       571
Cardiovasculars                     673        750       637
Other Pharmaceuticals               792        688       649
Animal Health                       678        647       389
Foot Care                           348        336       300
OTC                                 221        218       220
Sun Care                            194        181       148
Consolidated net sales           $9,176     $8,077    $6,778

The "Segment Information" as set forth in the Notes to Consolidated Financial Statements in the Company's 1999
Annual Report to Shareholders is incorporated herein by reference.

Prescription drugs are introduced and made known to physicians, pharmacists, hospitals and managed care organizations by trained professional service representatives, and are sold to hospitals, managed care organizations, wholesale distributors and retail druggists. Prescription products are also promoted through journal advertising, direct mail advertising, consumer advertising and by distributing samples to physicians.

Animal health products are promoted to veterinarians, distributors and animal producers.

Foot care, OTC and Sun care products are sold through wholesale and retail drug, food chain and mass merchandiser outlets, and are promoted directly to the consumer through television, radio, internet, print and other advertising media.

The Company's subsidiaries own (or have licensed rights under) a number of patents and patent applications, both in the United States and abroad. Patents and patent applications relating to the Company's significant products, including without limitation the CLARITIN family of products, INTRON A and REBETRON
Combination Therapy, containing REBETOL (ribavirin) capsules and INTRON A (interferon alfa-2b) Injection are of material importance to the Company. Certain
CLARITIN (loratadine) related patents expire in the next several years. Specifically, the loratadine compound patent for CLARITIN in the United States expires in 2002 and the compound patent for desloratadine, an active metabolite of loratadine, expires in 2004. These patents are subject to litigation as described in Item 3, Legal Proceedings, of this Form 10-K.

Worldwide, the Company's products are sold under trademarks. Trademarks are considered in the aggregate to be of material importance to the business and are protected by registration or common law in the United
States and most other markets where the products are sold.

Raw materials essential to the Company are available in adequate quantities from a number of potential suppliers. Energy is expected to be available to the Company in sufficient quantities to meet operating requirements. There was no disruption experienced as a result of the Year 2000 computer issue.

Seasonal patterns do not have a pronounced effect on the combined operations of the Company.

There is generally no significant backlog of orders since the Company's business is normally conducted on an immediate shipment basis.

The pharmaceutical industry is highly competitive and includes other large companies with substantial resources for research, product development, promotion and field selling support. There are numerous domestic and international competitors in this industry. Some of the principal competitive techniques used by the Company for its products include research and development of new and improved products, high product quality, varied dosage forms and strengths, and switching prescription products to non-prescription status. In the United States, many of the Company's products are subject to increasingly competitive pricing as managed care groups, institutions, government agencies and other buying groups seek price discounts and rebates. Governmental and other pressures toward the dispensing of generic products may significantly reduce the sales of certain products when they become no longer protected by patents.

During 1999 and 1998, 12 percent and 11 percent, respectively, of consolidated net sales were made to McKesson HBOC Inc., a major pharmaceutical and health care products distributor; substantially all of these sales were in the United States.

Foreign Operations

Foreign activities are carried out primarily through wholly-owned subsidiaries wherever market potential is adequate and circumstances permit. In addition, the Company is represented in some markets through licensees or other distribution arrangements. There are approximately 14,500 employees outside the United
States.

Foreign operations are subject to certain risks which are inherent in conducting business overseas. These risks include possible nationalization, expropriation, importation limitations and other restrictive governmental actions. Also, fluctuations in foreign currency exchange rates can impact the Company's consolidated financial results. For additional information on foreign operations, see "Management's
Discussion and Analysis of Operations and Financial
Condition" and "Segment Information" in the Company's
1999 Annual Report to Shareholders which is incorporated herein by reference.

Research and Development

The Company's research activities are primarily aimed at discovering and developing new and enhanced prescription products of medical and commercial significance. Company sponsored research and development expenditures were $1,191 million, $1,007 million and $847 million in 1999, 1998, and 1997, respectively. Research expenditures represented approximately 13 percent of consolidated net sales in each of the three years.

The Company's research activities are concentrated in the therapeutic areas of allergic and inflammatory disorders, infectious and cardiovascular diseases, oncology and central nervous system disorders. The
Company also has substantial efforts directed toward biotechnology, gene therapy and immunology. Research activities include expenditures for both internal research efforts and research collaborations with various partners.

While several pharmaceutical compounds are in varying stages of development, it cannot be predicted when or if these compounds will become available for commercial sale.

Government Regulation

Pharmaceutical companies are subject to extensive regulation by a number of national, state and local agencies. Of particular importance is the United
States Food and Drug Administration (FDA). It has jurisdiction over all the Company's businesses and administers requirements covering the testing, approval, safety, effectiveness, manufacturing, labeling and marketing of the Company's products. In some cases, FDA requirements and/or reviews have increased the amount of time and money necessary to develop new products and bring them to market in the United States.

On an ongoing basis the FDA regulates the facilities and procedures used to manufacture pharmaceutical products in the United States or for sale in the United
States. All products made in such facilities must be manufactured in accordance with "good manufacturing practices" established by the FDA. The FDA periodically inspects the Company's facilities and procedures to assure compliance.

Failure to comply with government regulations can result in delays in the release of products, seizure or recall of products, suspension or revocation of the authority necessary for the production and sale of products, fines and other civil or criminal sanctions.

The Company's activities outside the United States are also subject to regulatory requirements governing the testing, approval, safety, effectiveness, manufacturing, labeling and marketing of the Company's products, which requirements vary from country to country. Whether or not FDA approval or approval of the European Medicines Evaluation Agency has been obtained for a product, approval of the product by comparable regulatory authorities of countries outside of the United States or the European Union, as the case may be, must be obtained prior to marketing the product in those countries. The approval process may be more or less rigorous from country to country and the time required for approval may be longer or shorter than that required in the United States. Approval in one country does not assure that such product will be approved in another country.

In most international markets, the Company operates in an environment of government-mandated, cost-containment programs. Several governments have placed restrictions on physician prescription levels and patient reimbursements, emphasized greater use of generic drugs and enacted across-the-board price cuts as methods of cost control.

In recent years various legislative proposals have been offered in Congress and in some state legislatures that would effect major changes in the affected health care systems. Some states have passed legislation, and further federal and state proposals are possible.
These could include price or patient reimbursement constraints on medicines and restrictions on access to certain products. Similar issues have also arisen in many countries outside of the United States. It is not possible to predict the outcome of such initiatives and their effect on operations and cash flows cannot be reasonably estimated.

The Company is also subject to the jurisdiction of various other regulatory and enforcement departments and agencies, such as the Federal Trade Commission
(FTC), the Department of Justice and the Department of Health and Human Services in the United States. The
Company is, therefore, subject to possible administrative and legal proceedings and actions by those organizations. Such actions may result in the imposition of civil and criminal sanctions, which may include fines, penalties and injunctive or administrative remedies.

Environment

To date, compliance with federal, state and local environmental protection laws has not had a materially adverse effect on the Company. The Company has made and will continue to make necessary expenditures for environmental protection. Worldwide capital expenditures during 1999 included approximately $7 million for environmental control purposes. It is anticipated that continued compliance with such environmental regulations will not significantly affect the Company's financial statements or its competitive position. For additional information on environmental matters, see "Legal and Environmental Matters" in the Notes to Consolidated Financial Statements in the
Company's 1999 Annual Report to Shareholders which is incorporated herein by reference.

Employees

There were approximately 26,500 people employed by the Company at December 31, 1999.

Cautionary Factors that May Affect Future Results

(Cautionary Statements Under the Private Securities
Litigation Reform Act of 1995)

This report and other written reports and oral statement made from time-to-time by the Company may contain so-called "forward-looking statements," all of which are subject to risks and uncertainties. One can identify these forward-looking statements by their use of words such as "expects," "plans," "will,"
"estimates," "forecasts," "projects," "believes,"
"anticipates," and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address the Company's growth strategy, financial results, regulatory issues, product approvals, development programs, litigation and investigations. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from the Company's forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially. Although it is not possible to predict or identify all such factors, they may include the following:

     - Competitive factors including technological advances attained by competitors, patents granted to competitors, new products of competitors coming to the market, generic competition as the Company's products mature and patent expiration on products.

     - Increased pricing pressure both in the United
     States and abroad from managed care buyers, institutions and government agencies. In the United States, among other developments, consolidation among customers may increase price pressures and may result in various customers having greater influence over prescription decisions through formulary decisions and other policies.

     - Government laws and regulations (and changes in laws and regulations) affecting domestic and international operations and the enforcement thereof including, among other laws and regulations, those resulting from healthcare reform initiatives in the United States at the state and federal level and in other countries, as well as laws and regulations relating to trade, antitrust, monetary and fiscal policies, taxes, price controls, and possible nationalization.

     - Patent positions can be highly uncertain and patent disputes are not unusual. An adverse result in a patent dispute can preclude commercialization of products or negatively impact sales of existing products or result in injunctive relief and payment of financial remedies.

     - Uncertainties of the FDA approval process and the regulatory approval processes of non-U.S.
     countries, including, without limitation, delays in approval of new products.

     - Failure to meet "good manufacturing practices" established by governmental authorities can result in delays in the release of products, seizure or recall of products, suspension or revocation of the authority necessary for the production and sale of products, fines and other civil or criminal sanctions.

     - Difficulties in product development.
     Pharmaceutical product development is highly uncertain. Products that appear promising in development may fail to reach market for numerous reasons. They may be found to be ineffective or to have harmful side effects in clinical or pre-clinical testing, they may fail to receive the necessary regulatory approvals, they may turn out not to be economically feasible because of manufacturing costs or other factors or they may be precluded from commercialization by the proprietary rights of others.

     - Efficacy or safety concerns with respect to marketed products, whether or not scientifically justified, leading to recalls, withdrawals or declining sales.

     - Major products such as CLARITIN and INTRON
     A/REBETRON Combination Therapy accounted for a material portion of the Company's 1999 revenues.
     If any major product, such as CLARITIN and INTRON
     A/REBETRON Combination Therapy, were to become subject to a problem such as loss of patent protection, previously unknown side effects or if a new, more effective treatment should be introduced, the impact on revenues could be significant.

     - Failure of the Company to foresee and correct systems and commercial arrangements to address the new European currency (euro).

     - Legal factors, including product liability claims and other litigation, government investigations, patent disputes with competitors, environmental concerns, any of which could preclude commercialization of products or negatively affect the profitability of existing products.

     - Economic factors over which the Company has no control, including changes in inflation, interest rates and foreign currency exchange rates.

     - Changes in tax laws including changes related to taxation of foreign earnings.

     - Changes in accounting standards promulgated by the American Institute of Certified Public
     Accountants, the Financial Accounting Standards
     Board or the Securities and Exchange Commission that are adverse to the Company.

Item 2.  Properties

The Company's corporate headquarters is located in Madison, New Jersey. Principal manufacturing facilities are located in Kenilworth, New Jersey, Miami, Florida,
Omaha, Nebraska, Cleveland, Tennessee, Puerto Rico,
Argentina, Australia, Belgium, Canada, Colombia,
France, Ireland, Italy, Japan, Mexico, Singapore and
Spain.

The Company's principal research facilities are located in Kenilworth and Union, New Jersey, Palo Alto and San
Diego, California  and Elkhorn, Nebraska.

The major portion of properties are owned by the Company. These properties are well maintained, adequately insured and in good operating condition. The
Company's manufacturing facilities have capacities considered appropriate to meet the Company's needs.

Item 3.  Legal Proceedings

Subsidiaries of the Company are defendants in 235 lawsuits involving approximately 400 plaintiffs arising out of the use of synthetic estrogens by the mothers of the plaintiffs. In virtually all of these lawsuits, many other pharmaceutical companies are also named defendants. The female plaintiffs claim various injuries, including cancerous or precancerous lesions of the vagina and cervix and a multiplicity of pregnancy problems. A number of suits involve infants with birth defects born to daughters whose mother took the drug. The total amount claimed against all defendants in all the suits amounts to more than $1.5 billion. While it is not possible to precisely predict the outcome of these proceedings, it is management's opinion that it is remote that any material liability in excess of the amount accrued will be incurred.

The Company is a party to, or otherwise involved in, environmental clean-up actions or proceedings under the Comprehensive Environmental Response, Compensation and
Liability Act (commonly known as Superfund) or under equivalent state laws. These actions or proceedings seek to require the owners or operators of facilities that treated, stored or disposed of hazardous substances and transporters, and generators of such substances to remediate contaminated facilities and/or reimburse the government or private parties for their clean-up costs. The Company, along with such owners, operators, transporters and generators, is alleged to be a potentially responsible party (PRP) as an alleged generator of hazardous substances found at certain facilities. In each proceeding, the government or private litigants allege that any one PRP, including the Company, is jointly and severally liable for all clean-up requirements and costs. Although joint and several liability is alleged, a PRP's share of clean-up costs is frequently determined on the basis of several factors, including the type and quantity of hazardous substances; however, the allocation process varies greatly from facility to facility and may take years to complete. The Company's potential share of clean-up costs also depends on how many other PRPs are involved in the action or proceeding, insurance coverage, available indemnity contracts and contribution rights against other PRPs. While it is not possible to predict with certainty the outcome of any action or proceeding, it is management's opinion that it is remote that any material liability in excess of amounts accrued will be incurred.

The Company is a defendant in more than 110 antitrust actions commenced (starting in 1993) in state and federal courts by independent retail pharmacies, chain retail pharmacies and consumers. The plaintiffs allege price discrimination and/or conspiracy between the Company and other defendants to restrain trade by jointly refusing to sell prescription drugs at discounted prices to the plaintiffs.

One of the federal cases is a class action on behalf of approximately two-thirds of all retail pharmacies in the United States and alleges a price-fixing conspiracy. The Company agreed to settle the federal class action for a total of $22 million, which has been paid in full. The settlement provides, among other things, that the Company shall not refuse to grant discounts on brand-name prescription drugs to a retailer based solely on its status as a retailer and that, to the extent a retailer can demonstrate its ability to affect market share of a Company brand-name prescription drug in the same manner as a managed care organization with which the retailer competes, it will be entitled to negotiate similar incentives subject to the rights, obligations, exemptions and defenses of the Robinson-Patman Act and other laws and regulations.
The United States District Court in Illinois approved the settlement of the federal class action in June
1996.  In June 1997, the Seventh Circuit Court of
Appeals dismissed all appeals from that settlement, and it is not subject to further review. The defendants that did not settle the class action proceeded to trial in September 1998. The trial ended in November 1998 with a directed verdict in the defendants' favor.

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

The Company has settled all of the state retailer actions, except California and Alabama. The settlement amounts were not material to the Company. In addition, in June 1999, the Alabama Supreme Court reversed the denial of a motion for judgment on the pleadings in the Alabama retailer case. The court held that the Alabama antitrust law did not apply to conspiracies alleged to be in interstate commerce. Based on that ruling, the Alabama retailer case has been dismissed.

The Company has settled all of the state consumer cases, except Alabama, North Dakota, South Dakota, West
Virginia and New Mexico. The settlement amounts were not material to the Company. A motion is pending to dismiss the Alabama consumer case based on the Alabama
Supreme Court decision in the retailer case.

In May 1998, the Company settled six of the federal antitrust cases brought by 26 food and drug chain retailers and several independent retail stores.
Plaintiffs in these cases comprise collectively approximately one-fifth of the prescription drug retail market. Also in 1999, the Company settled federal antitrust cases brought by independent pharmacists and small pharmacy chains comprising about 2% of the prescription drug retail market. The settlement amounts were not material to the Company.

Plaintiffs in these antitrust actions generally seek treble damages in an unspecified amount and an injunction against the allegedly unlawful conduct.

The Company believes all the antitrust actions are without merit and is defending itself vigorously.

In March, 1996, the Company was notified that the United States Federal Trade Commission (FTC) is investigating whether the Company, along with other pharmaceutical companies, conspired to fix prescription drug prices. The investigation is ongoing. The
Company believes that its actions have been lawful and proper and is cooperating in the investigation.
However, it is not possible to predict the outcome of the investigation which could result in the imposition of fines, penalties and injunctive or administrative remedies.

In October 1999, the Company received a subpoena from the U.S. Attorney's Office for the Eastern District of
Pennsylvania, pursuant to the Health Insurance
Portability and Accountability Act of 1996, concerning the Company's contracts with pharmacy benefit managers
(PBMs) and managed care organizations to provide disease management services in connection with the marketing of its pharmaceutical products. It appears that the subpoena is one of a number addressed to industry participants including PBMs, managed care organizations and manufacturers as a part of an inquiry into, among other things, marketing practices. The government's inquiry appears to focus on whether the Company's disease management and other marketing programs comply with federal health care laws and whether the value of its disease management programs should have been included in the calculation of rebates to the government. The Company believes that its disease management and other marketing programs have been designed to comply with the law and that its rebate calculations have properly excluded the value of its disease management programs. The Company is cooperating in the investigation. However, it is not possible to predict the outcome of the investigation, which could include the imposition of fines, penalties and injunctive or administrative remedies. Nor can the Company predict whether the investigation will affect its marketing practices or sales.

The Company is a party to an arbitration filed by Biogen, Inc. (Biogen) in a dispute over the method used by the Company to determine the amount of royalties payable to Biogen on sales of REBETRON Combination
Therapy containing REBETOL Capsules and INTRON A
Injection. The Company believes that it should prevail in this arbitration. However, there can be no assurance that the Company will prevail.

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

During 1999, Copley Pharmaceutical, Inc., Teva
Pharmaceuticals, Inc., Novex Pharma and Zenith Goldline
Pharmaceuticals individually notified the Company that each had submitted an ANDA to the FDA seeking to market certain generic forms of CLARITIN in the United States before the expiration of certain of the Company's patents, and in 2000 Andrx Pharmaceuticals, L.L.C.
(Andrx) made a similar submission relating to CLARITIN-
D 24 Hour tablets. Each has alleged that one or more of those patents are invalid and unenforceable. In each case, except Andrx, the Company has filed suit in federal court seeking a ruling that the applicable ANDA submission and proposed marketing of a generic product constitute willful infringement of the Company's patent and that the challenge to the patent is without merit.
The Company will file a similar suit against Andrx in federal court. The Company believes that it should prevail in these suits. However, as with any litigation, there can be no assurance that the Company will prevail.

In January 2000, Hoffmann-La Roche Inc. filed actions against the Company in United States District Court in
New Jersey and in France alleging that the Company's
PEG-INTRON (peginterferon alfa-2b) infringes Hoffmann-
La Roche Inc.'s patents on certain pegylated interferons. The Company believes that it should prevail in these suits. However, as with any litigation, there can be no assurance that the Company will prevail.

Item 4.  Submission of Matters to a Vote of Security
Holders

Not applicable.

Executive Officers of the Registrant

The following information regarding executive officers is included herein in accordance with Part III, Item 10.

Officers are elected to serve for one year and until their successors shall have been duly elected.

Name and Current Position          Business Experience           Age

Richard Jay Kogan                  Present position 1998;        58
  Chairman of the Board            President and Chief Executive
  and Chief Executive Officer      Officer 1996-1998; President
                                   and Chief Operating Officer
                                   1986-1995

Raul E. Cesan                      Present position 1998;        52
  President and Chief              Executive Vice President
  Operating Officer                and President Schering-
                                   Plough Pharmaceuticals
                                   1994-1998

Hugh A. D'Andrade                  Present position 1996;        61
  Vice Chairman and                Executive Vice President
  Chief Administrative Officer     Administration 1984-1995

Joseph C. Connors                  Present position 1996;        51
  Executive Vice President         Senior Vice President and
  and General Counsel              General Counsel 1992-1995

Jack L. Wyszomierski               Present position 1996;        44
  Executive Vice President         Vice President and Treasurer
  and Chief Financial Officer      1991-1995

Geraldine U. Foster                Present position 1994;        57
  Senior Vice President            Vice President - Investor
  Investor Relations and           Relations 1988-1994
  Corporate Communications

Daniel A. Nichols                  Present position 1991         59
  Senior Vice President
  Taxes

John P. Ryan                       Present position 1998;        59
  Senior Vice President            Vice President-Human Resources
  Human Resources                  Schering-Plough Pharmaceuticals
                                   1988-1998

Douglas J. Gingerella              Present position 1999;        41
  Vice President, Corporate        Staff Vice President, Corporate
  Audits                           Audits 1995-1998; Director
                                   Corporate Audits 1991-1995

Thomas H. Kelly                    Present position 1991         50
  Vice President and
  Controller

Robert S. Lyons                    Present position 1991         59
  Vice President
  Corporate Information
  Services

E. Kevin Moore                     Present position 1996;        47
  Vice President and               Staff Vice President and
  Treasurer                        Assistant Treasurer 1993-1995;
                                   Treasurer-Europe, The Dun and
                                   Bradstreet Corporation 1990-1993

John E. Nine                       Present position 1996;        63
  Vice President                   President - Technical Operations
  and President, Schering          Schering Laboratories 1990-1995
  Technical Operations

William J. Silbey                  Present position 1996;        40
  Staff Vice President,            Corporate Counsel 1993-1995;
  Secretary and Associate          Partner - Stearns, Weaver, Miller,
  General Counsel                  Weissler, Alhadeff & Sitterson,
                                   P.A. 1992-1993



                               Part II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters

The common share dividends and share price data as set forth in the Company's 1999 Annual Report to Shareholders are incorporated herein by reference.

Item 6.  Selected Financial Data

The Six-Year Selected Financial & Statistical Data as set forth in the Company's 1999 Annual Report to Shareholders is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Management's Discussion and Analysis of Operations and
Financial Condition as set forth in the Company's 1999
Annual Report to Shareholders is incorporated herein by reference.

Item 7(a). Quantitative and Qualitative Disclosures about
           Market Risk

The Market Risk Disclosures as set forth in Management's
Discussion and Analysis of Operations and Financial
Condition in the Company's 1999 Annual Report to
Shareholders is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

The Consolidated Balance Sheets as of December 31, 1999 and 1998, and the related Statements of Consolidated
Income, Consolidated Shareholders' Equity and
Consolidated Cash Flows for each of the three years in the period ended December 31, 1999, Notes to Consolidated Financial Statements, the Independent
Auditors' Report of Deloitte & Touche LLP dated
February 11, 2000 and Quarterly Data, as set forth in the Company's 1999 Annual Report to Shareholders, are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

Not applicable.

                               Part III

Item 10. Directors and Executive Officers of the Registrant

The information concerning directors and nominees for directors as set forth in the Company's Proxy Statement for the annual meeting of shareholders on April 25, 2000 is incorporated herein by reference.

Information required as to executive officers is included in Part I of this filing under the caption "Executive
Officers of the Registrant."

Item 11. Executive Compensation

Executive compensation information as set forth in the Company's Proxy Statement for the annual meeting of shareholders on April 25, 2000 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management as set forth in the Company's Proxy Statement for the annual meeting of shareholders on April 25, 2000 is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

None



                               Part IV

Item 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K

  (a) 1. Financial Statements

         The following consolidated financial statements and independent auditors' report, included in the Company's
         1999 Annual Report to Shareholders, are incorporated herein by reference.

         Statements of Consolidated Income For the
            Years Ended December 31, 1999, 1998 and 1997

         Statements of Consolidated Shareholders' Equity For the
            Years Ended December 31, 1999, 1998 and 1997

         Statements of Consolidated Cash Flows For the Years
            Ended December 31, 1999, 1998 and 1997

         Consolidated Balance Sheets at December 31, 1999 and
            1998

         Notes to Consolidated Financial Statements

         Independent Auditors' Report



(a)  2. Financial Statement Schedules
                                                 Page in
                                                 Form 10-K

Independent Auditors' Report . . . . . . . . . . . 24

Schedule II - Valuation and Qualifying Accounts. . 25

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

(a) 3. Exhibits

Exhibit
Number                        Description

3(a) A complete copy of the Certificate of Incorporation as amended and currently in effect. Incorporated by reference to Exhibit 3 (i) to the Company's Quarterly Report for the period ended June
             30, 1995 on Form 10-Q; Certificate of Amendment of Certificate of Incorporation incorporated by reference to Exhibit 3 to the Company's
             Quarterly Report for the period ended  June
             30, 1997 on Form 10-Q; Certificate of
             Amendment of Certificate of Incorporation incorporated by reference to Exhibit 3(a) to the Company's Quarterly Report for the period ended March 31, 1999 on Form 10-Q, File No. 1-6571.

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

10(d) The Company's 1997 Stock Incentive Plan.* Incorporated by reference to Exhibit 10 to the Company's Quarterly Report for the period ended September 30, 1997 on Form 10-Q; Amendment to 1997 Stock Incentive Plan incorporated by reference to
             Exhibit 10(a) to the Company's Quarterly Report for the period ended March 31, 1999 on Form 10-Q, File No. 1-6571.

10(e)(i)     Employment agreement between the Company and Richard
             J. Kogan (as amended).*  Incorporated by reference to
             Exhibit 10(e)(ii) to the Company's Annual Report for 1989 on Form 10-K; first amendment incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report for the period ended June 30, 1994 on Form 10-Q; second amendment incorporated by reference to Exhibit 10(e)(ii) to the Company's
             Annual Report for 1994 on Form 10-K; third amendment incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report for the period ended September 30, 1995 on Form 10-Q; fourth amendment incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report for the period ended March 31, 1998 on Form 10-Q; fifth amendment incorporated by reference to Exhibit 10(e)(ii) to the Company's Annual Report for 1998 on Form 10-K, File No. 1-6571.

10(e)(ii)    Employment agreement between the Company and Hugh A.
             D'Andrade (as amended).* Incorporated by reference to Exhibit 10(c) to the Company's
             Quarterly Report for the period ended June 30, 1994 on Form 10-Q; first amendment incorporated by reference to Exhibit 10(e)(iii) to the Company's
             Annual Report for 1994 on Form 10-K, File No.
             1-6571; second amendment incorporated by reference to
             Exhibit 10(e)(iii) to the Company's Annual Report for
             1995 on Form 10-K; third amendment incorporated by reference to Exhibit 10(c) to the Company's Quarterly
             Report for the period ended March 31, 1998 on Form
             10-Q; fourth amendment incorporated by reference to
             Exhibit 10(e)(iii) to the Company's Annual Report for
             1998 on Form 10-K, File No. 1-6571.

10(e)(iii)   Form of employment agreement between the Company and
             its executive officers effective upon a change of control.* Incorporated by reference to Exhibit
             10(e)(iv) to the Company's Annual Report for 1994 on
             Form 10-K; Form of amendment incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report for the period ended September 30, 1999 on Form 10-Q, File
             No. 1-6571.

10(e)(iv)    Employment agreement between the Company and Raul E.
             Cesan.* Incorporated by reference to Exhibit 10(e)(vi) to the Company's Annual Report for 1998 on Form 10-K,
             File No. 1-6571.

10(e)(v) Employment agreement between the Company and Robert P. Luciano (as amended).* Incorporated by reference to
             Exhibit 10(e)(i) to the Company's Annual Report for 1989 on Form 10-K; first amendment incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report for the period ended June 30, 1994 on Form 10-Q; second amendment incorporated by reference 10(e)(i) to the Company's Annual Report for 1994 on Form 10-K; third amendment incorporated by reference to
             Exhibit 10(a) to the Company's Quarterly Report for the period ended March 31, 1998 on Form 10-Q,
             File No. 1-6571.

10(e)vi Agreement between the Company and Robert P. Luciano.* Incorporated by reference to Exhibit 10(d) to the Company's Quarterly Report for the period ended March 31, 1998 on Form 10-Q, File No. 1-6571.

10(f) Amended and Restated Directors Deferred Compensation Plan and Trust related thereto.* Incorporated by reference to Exhibit 10 (b) to the Company's Quarterly Report for the period ended September 30, 1999 on Form 10-Q; Trust Agreement incorporated by reference to
             Exhibit 10 (a) to the Company's Annual Report for 1998 on Form 10-K; amendment to Trust Agreement incorporated by reference to Exhibit 10 (b) to the Company's Quarterly Report for the period ended March 31, 1997 on Form 10-Q, File No. 1-6571.

10(g) Supplemental Executive Retirement Plan and Trust related thereto.* Incorporated by reference to Exhibit 10(e) to the Company's Quarterly Report for the period ended March 31, 1998 on Form 10-Q; amendment incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report for the period ended September 30, 1998 on Form 10-Q; Amended and Restated Trust Agreement incorporated by reference to Exhibit 10(g)to the Company's Annual Report for 1998 on Form 10-K, File No. 1-6571.

10(h) Amended and Restated Directors' Stock Award Plan.* Incorporated by reference to Exhibit 10 (c)to the Company's Quarterly Report for the period ended September 30, 1999 on Form 10-Q, File No. 1-6571.

10(i) Deferred Compensation Plan.* Incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report for the period ended September 30, 1995 on Form 10-Q, File No. 1-6571.

10(j)        Amended and Restated Directors Deferred Stock
             Equivalency Program.*  Incorporated by reference to
             Exhibit 10(d) to the Company's Quarterly Report for the period ended September 30, 1999 on Form 10-Q, File No. 1-6571.

10(k) The Company's Form of Split Dollar Agreement and related Collateral Assignment between the Company and its Executive Officers.* Incorporated by reference to
             Exhibit 10(l) to the Company's Annual Report for 1997 on Form 10-K; amendments incorporated by reference to
             Exhibit 10(g) to the Company's Quarterly Report for the period ended March 31, 1998 on Form 10-Q, File No. 1-6571.

10(l) The Company's Retirement Benefits Equalization Plan.* Incorporated by reference to Exhibit 10(f) to the Company's Quarterly Report for the period ended March 31, 1998 on Form 10-Q; amendment incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report for the period ended September 30, 1998 on Form 10-Q, File No. 1-6571.

12           Computation of Ratio of Earnings to Fixed Charges
             (filed with this document).

13 The Financial Section of the Company's 1999 Annual Report to Shareholders. With the exception of those portions of said Annual Report which are specifically incorporated by reference in this Form 10-K (filed with this document),such report shall not be deemed filed as part of this Form 10-K.

21 Subsidiaries of the registrant (filed with this document).

23 Consents of experts and counsel (filed with this document).

24           Power of attorney (filed with this document).

27           Financial Data Schedule (filed with this document).


All other exhibits are not applicable. Copies of above exhibits will be furnished upon request.

*  Compensatory plan, contract or arrangement.

(b) Reports on Form 8-K.

None

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the
Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned,
thereunto duly authorized
                                             Schering-Plough Corporation
                                                    (Registrant)
Date        March 2, 2000                  By /s/ Thomas H. Kelly
                                                  Thomas H. Kelly
                                           Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

 By               *                       By               *
           Richard Jay Kogan                       Donald L. Miller
    Chairman of the Board and Chief                     Director
    Executive Officer and Director

 By               *                       By               *
            Raul E. Cesan                         H. Barclay Morley
    President and Chief Operating                      Director
       Officer and Director

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

 By               *                       By               *
            Thomas H. Kelly                      Richard de J. Osborne
   Vice President and Controller                       Director
  and Principal Accounting Officer

 By               *                       By               *
           Hans W. Becherer                       Patricia F. Russo
              Director                                 Director

 By               *                       By               *
           Hugh A. D'Andrade                     William A. Schreyer
              Director                                 Director

 By               *                       By               *
          David C. Garfield                     Robert F. W. van Oordt
               Director                                Director

 By               *                       By               *
          Regina E. Herzlinger                   Arthur F. Weinbach
               Director                                Director

 By               *                       By               *
           Robert P. Luciano                          James Wood
               Director                                Director


*By     /s/Thomas H. Kelly               Date:       March 2, 2000
           Thomas H. Kelly
           Attorney-in-fact




                    INDEPENDENT AUDITORS' REPORT

Schering-Plough Corporation:

We have audited the financial statements of Schering-
Plough Corporation and subsidiaries as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated February 11, 2000; such financial statements and report are included in your 1999 Annual
Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Schering-Plough Corporation and subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/DELOITTE & TOUCHE LLP

Parsippany, New Jersey
February 11, 2000





                                             SCHEDULE II

           SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
                VALUATION AND QUALIFYING ACCOUNTS
       FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                     (Dollars in millions)


Valuation and qualifying accounts deducted from assets to which they apply:

Allowances for accounts receivable:

                             RESERVE      RESERVE      RESERVE
                          FOR DOUBTFUL   FOR CASH     FOR CLAIMS
                            ACCOUNTS     DISCOUNTS     AND OTHER     TOTAL
1999
Balance at beginning of
year                          $ 51         $ 18         $ 29        $ 98

Additions:
   Charged to costs and
   expenses                     17          146           12         175

Deductions from reserves        (8)        (142)         (30)       (180)
Effects of foreign
    exchange                    (1)           -            -          (1)

Balance at end of year       $  59        $  22        $  11        $ 92

1998
Balance at beginning of
year                         $ 49         $ 14         $ 24         $ 87

Additions:
   Charged to costs and
   expenses                    14          133           19          166

Deductions from reserves      (12)        (129)         (14)        (155)

Balance at end of year       $ 51         $ 18         $ 29         $ 98

1997
Balance at beginning of
year                         $ 50         $ 12         $ 11         $ 73

 Additions:
   Charged to costs and
   expenses                    17          103           20          140

 Deductions from reserves     (18)        (101)          (7)        (126)

Balance at end of year       $ 49         $ 14         $ 24         $ 87
