Form 10-Q
period 2000-03-31
SCHERING PLOUGH CORP
filed 2000-05-09
CIK 310158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

YES    X    NO

Common Shares Outstanding as of March 31, 2000: 1,464,102,011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED INCOME

(UNAUDITED)

(Amounts in millions, except per share figures)

	Three months Ended March 31

	2000	1999

Net sales	$ 2,406	$ 2,186
Costs and expenses:
Cost of sales	457	432
Selling, general and administrative	858	794
Research and development	290	262
Other (income), net	(25)	(15)
	1,580	1,473
Income before income taxes	826	713
Income taxes	198	174
Net Income	$ 628	$ 539

Diluted earnings per common share	$ .42	$ .36

Basic earnings per common share	$ .43	$ .37

Dividends per common share	$ .125	$ .11

See notes to consolidated financial statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in millions, except per share figures)

	March 31,	December 31,
	2000	1999

Assets
Cash and cash equivalents	$ 1,772	$ 1,876
Accounts receivable, net	1,178	1,022
Inventories	972	958
Prepaid expenses, deferred income
taxes and other current assets	1,015	1,053
Total current assets	4,937	4,909
Property, plant and equipment	4,444	4,386
Less accumulated depreciation	1,480	1,447
Property, net	2,964	2,939
Intangible assets, net	605	588
Other assets	984	939
	$ 9,490	$ 9,375

Liabilities and Shareholders' Equity
Accounts payable	$ 1,032	$ 1,065
Short-term borrowings and current
portion of long-term debt	650	728
Other accrued liabilities	1,538	1,416
Total current liabilities	3,220	3,209
Long-term liabilities	1,027	1,001
Shareholders' Equity
Preferred shares - $1 par value
each; issued - none	-	-
Common shares - $.50 par value;
issued: 2,030	1,015	1,015
Paid-in capital	691	675
Retained earnings	8,639	8,196
Accumulated other comprehensive income	(259)	(233)
Total	10,086	9,653
Less treasury shares: 2000 - 566 shares; 1999 - 558 shares, at cost	4,843	4,488
Total shareholders' equity	5,243	5,165
	$ 9,490	$ 9,375

See notes to consolidated financial statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31

(UNAUDITED)

(Amounts in millions)

	2000	1999

Operating Activities:
Net Income	$ 628	$ 539
Depreciation and amortization	76	72
Accounts receivable	(174)	(407)
Inventories	(31)	(15)
Prepaid expenses and other assets	31	(28)
Accounts payable and other liabilities	106	(32)
Net cash provided by operating activities	636	129

Investing Activities:
Capital expenditures	(100)	(79)
Purchases of investments	(40)	(52)
Reduction of investments	-	200
Other, net	1	3
Net cash (used for) provided by investing
activities	(139)	72

Financing Activities:
Dividends paid to common shareholders	(184)	(163)
Common shares repurchased	(355)	(153)
Short-term borrowings, net	(73)	284
Other, net, primarily equity proceeds	12	70
Net cash (used for) provided by financing
activities	(600)	38

Effect of exchange rates on cash and
cash equivalents	(1)	(2)
Net (decrease) increase in cash and
cash equivalents	(104)	237
Cash and cash equivalents, beginning
of period	1,876	1,259
Cash and cash equivalents, end of period	$ 1,772	$ 1,496

See notes to consolidated financial statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Amounts in millions, except per share figures)

Basis of Presentation

The unaudited financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain prior year amounts have been reclassified to conform to the current year presentation. The statements should be read in conjunction with the accounting policies and notes to consolidated financial statements included in the Company's 1999 Annual Report on Form 10-K.

In the opinion of management, the financial statements reflect all adjustments necessary for a fair statement of the operations for the interim periods presented.

Earnings Per Common Share

The shares used to calculate basic and diluted earnings per common share are reconciled as follows (number of shares in millions):

	Three Months Ended March 31,

	2000	1999

Average shares outstanding for basic earnings per share	1,468	1,472
Dilutive effect of options and deferred stock units	11	19
Average shares outstanding for diluted earnings per share	1,479	1,491

As of March 31, 2000, there were 9 million options outstanding with exercise prices higher than the average price of the Company's common stock. Accordingly, these options are not included in the dilutive effects indicated above.

Comprehensive Income

Total comprehensive income for the three months ended March 31, 2000 and 1999 was $602 and $499, respectively.

Inventories
Inventories consisted of:	March 31,	December 31,
	2000	1999

Finished products	$ 413	$ 437
Goods in process	287	267
Raw materials and supplies	272	254
Total inventories	$ 972	$ 958

Legal and Environmental Matters

The Company has responsibilities for environmental cleanup under various state, local and federal laws, including the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund. At several Superfund sites (or equivalent sites under state law), the Company is alleged to be a potentially responsible party (PRP). The Company estimates its obligations for cleanup costs for Superfund sites based on information obtained from the federal Environmental Protection Agency, an equivalent state agency, and/or studies prepared by independent engineers, and on the probable costs to be paid by other PRPs. The Company records a liability for environmental assessments and/or cleanup when it is probable a loss has been incurred and the amount can reasonably be estimated.

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

The recorded liabilities for the above matters at March 31, 2000 and the related expenses incurred during the three months ended March 31, 2000, were not material. Expected insurance recoveries have not been considered in determining the costs for environmental-related liabilities. Management believes that, except for the matters discussed in the following paragraphs, it is remote that any material liability in excess of the amounts accrued will be incurred.

Residents in the vicinity of a publicly-owned waste water treatment plant in Barceloneta, Puerto Rico, have filed two lawsuits against the plant operator and numerous companies that discharge into the plant, including a subsidiary of the Company, for damages and injunctive relief relating to odors coming from the plant and connecting sewers. One of these lawsuits is a class action claiming damages of $600. Both lawsuits are in the very early stages of discovery and it is not possible to predict the outcome.

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

In May 1998, the Company settled six of the federal antitrust cases brought by 26 food and drug chain retailers and several independent retail stores. Plaintiffs in these cases comprise collectively approximately one-fifth of the prescription drug retail market. Also in 1999, the Company settled federal antitrust cases brought by independent pharmacists and small pharmacy chains comprising about 2 percent of the prescription drug retail market. The settlement amounts were not material to the Company.

Plaintiffs in these antitrust actions generally seek treble damages in an unspecified amount and an injunction against the allegedly unlawful conduct.

The Company believes all the antitrust actions are without merit and is defending itself vigorously.

In March 1996, the Company was notified that the United States Federal Trade Commission (FTC) is investigating whether the Company, along with other pharmaceutical companies, conspired to fix prescription drug prices. The investigation is ongoing. The Company believes that its actions have been lawful and proper and is cooperating in the investigation. However, it is not possible to predict the outcome of the investigation, which could result in the imposition of fines, penalties and injunctive or administrative remedies.

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

During 1999, Copley Pharmaceutical, Inc., Teva Pharmaceuticals, Inc., Novex Pharma and Zenith Goldline Pharmaceuticals individually notified the Company that each had submitted an ANDA to the FDA seeking to market certain generic forms of CLARITIN in the United States before the expiration of certain of the Company's patents, and early this year Andrx Pharmaceuticals, L.L.C. (Andrx) made a similar submission relating to CLARITIN-D 24 Hour tablets. Also, early this year, Mylan, Inc. (Mylan) made an ANDA submission concerning CLARITIN tablets. Each has alleged that one or more of those patents are invalid and unenforceable. In each case, except Mylan, the Company has filed suit in federal court seeking a ruling that the applicable ANDA submission and proposed marketing of a generic product constitute willful infringement of the Company's patent and that the challenge to the patent is without merit. The Company will file a similar suit against Mylan in federal court. The Company believes that it should prevail in these suits. However, as with any litigation, there can be no assurance that the Company will prevail.

In January 2000, Hoffman-La Roche Inc. filed actions against the Company in United States District Court in New Jersey and in France alleging that the Company's PEG-INTRON (peginterferon alfa-2b) infringes Hoffman-La Roche Inc.'s patents on certain pegylated interferons. The Company believes that it should prevail in these suits. However, as with any litigation, there can be no assurance that the Company will prevail.

The FTC has initiated an investigation of possible anticompetitive effects of the settlement of a patent litigation between the Company and ESI Lederle, Inc. (Lederle) relating to Lederle's generic version of K-DUR, the Company's long acting potassium chloride product. The investigation is ongoing. The Company believes that its actions have been lawful and proper and is cooperating in the investigation. However, it is not possible to predict the outcome of the investigation, which could result in the imposition of fines, penalties and injunctive or administrative remedies.

INDEPENDENT ACCOUNTANTS' REPORT

To the Shareholders and Board of Directors of

Schering-Plough Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Schering-Plough Corporation and subsidiaries as of March 31, 2000, and the related condensed consolidated statements of income and cash flows for the three-month period then ended. These financial statements are the responsibility of the Corporation's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modification that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

/s/Deloitte & Touche LLP

Parsippany, New Jersey

April 19, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - three months ended March 31, 2000 compared with the corresponding period in 1999.

Net Sales

Consolidated net sales for the first quarter totaled $2.4 billion, an increase of $220 million or 10 percent compared with the same period in 1999. Excluding the effect of foreign currency exchange rate fluctuations, consolidated net sales grew 12 percent in the quarter. Based on the current weakness of most major European currencies, exchange rate fluctuations are expected to continue having a negative impact on year-to-year sales comparisons. Net sales in the United States increased 13 percent versus the first quarter of 1999 and advanced 6 percent internationally (11 percent excluding exchange).

Net sales by major therapeutic category for the first quarter were as follows ($ in millions):

	2000	1999	%
Allergy & Respiratory	$ 956	$ 866	10
Anti-infective & Anticancer	492	422	17
Dermatologicals	172	151	14
Cardiovasculars	183	160	14
Other Pharmaceuticals	214	204	5
Animal Health	158	153	3
Foot Care	93	83	13
Over-the-Counter (OTC)	46	62	(26)
Sun Care	92	85	9
Consolidated net sales	$2,406	$2,186	10

Worldwide net sales of allergy and respiratory products advanced 10 percent in the quarter. The increase was led by continued growth for the CLARITIN line of nonsedating antihistamines. Worldwide net sales of the CLARITIN brand totaled $665 million for the quarter, up 18 percent, as compared with $565 million for the corresponding period in 1999. The increase in the CLARITIN brand was due primarily to continued expansion in the antihistamine market. Franchise sales of nasal inhaled steroid products, which include NASONEX, a once-daily corticosteroid for allergic rhinitis and VANCENASE allergy products, increased in the first quarter of 2000 due to market expansion in the United States for NASONEX and its launch in several international markets. U.S. sales of the PROVENTIL (albuterol) line of asthma products declined $21 million as compared with the first quarter of 1999 due to manufacturing issues and continued generic competition. Sales of VANCERIL, an orally inhaled steroid for asthma, declined $19 million due to manufacturing issues and branded competition.

Net sales of worldwide anti-infective and anticancer products increased 17 percent. Growth was led by combined worldwide sales of INTRON A (interferon alfa-2b) and REBETRON Combination Therapy containing REBETOL (ribavirin) Capsules and INTRON A Injection, which totaled $336 million, up 23 percent from 1999. Sales of these products grew because of increased use in the treatment of chronic hepatitis C and the launch of REBETOL in most major European markets. The U.S. and international launches of TEMODAR, a chemotherapy agent for treating certain types of brain tumors, also contributed to the increase in this therapeutic category's sales.

Dermatological products' worldwide net sales increased 14 percent in the first quarter due to fluctuations in U.S. trade buying patterns.

Worldwide net sales of cardiovascular products increased 14 percent in the quarter due to higher sales in the United States. Sales of K-DUR, a sustained-released potassium chloride supplement, increased due to favorable timing of trade purchases. Sales of INTEGRILIN, a platelet aggregation inhibitor for the treatment of acute coronary syndromes, grew due to increased market penetration. Tempering this growth was lower sales of IMDUR, an oral nitrate for angina, due to continued generic competition.

Net sales of foot care products increased 13 percent driven by higher sales of DR. SCHOLL'S insoles, reflecting new product introductions.

OTC product sales decreased $16 million or 26 percent in the first quarter of 2000 due mainly to the fourth quarter 1999 sale of the PAAS product line and lower sales of certain cough and cold products.

First quarter sales of sun care products, including the newly acquired BAIN DE SOLEIL product line, were up 9 percent.

Costs and Expenses

Cost of sales as a percentage of sales decreased to 19.0 percent in the quarter from 19.8 percent in 1999 primarily due to favorable sales mix.

Selling, general and administrative expenses represented 35.7 percent of sales in the first quarter of 2000 compared with 36.3 percent last year. The decrease in this ratio was the result of sales growth outpacing promotional spending, which remained consistent with the prior year. The Company continued the expansion of the sales force in major international markets to support the launches of new products and growth of current product lines.

Research and development spending rose 11 percent in the quarter representing 12.0 percent of sales in 2000 and 1999. The higher spending reflects the Company's funding of both internal research efforts and research collaborations with various partners to develop a steady flow of innovative products. The Company expects research and development spending for 2000 to increase by approximately 15 percent.

Income before income taxes increased 16 percent for the quarter compared with 1999, and represented 34.3 percent of sales versus 32.6 percent last year.

The effective tax rate was 24.0 percent in the three-month period of 2000 and 24.5 percent in 1999. The decrease was primarily due to increased sales of products manufactured in jurisdictions with lower tax rates.

Diluted earnings per common share advanced 17 percent in the first quarter to $.42 from $.36 in 1999. Foreign currency exchange rate changes had no impact on diluted earnings per common share for the first quarter of 2000. Basic earnings per common share advanced 16 percent to $.43 from $.37 for the same period.

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

Since the Company is unable to predict the final form and timing of any future domestic and international governmental or other health care initiatives, their effect on operations and cash flows cannot be reasonably estimated. Similarly, the effect on operations and cash flows of decisions of managed care groups and other buying groups concerning formularies, pharmaceutical reimbursement policies and availability of the Company's pharmaceutical products cannot be reasonably estimated.

The market for pharmaceutical products is competitive. The Company's operations may be affected by technological advances of competitors, industry consolidation, patents granted to competitors, new products of competitors and generic competition as the Company's products mature. In addition, patent positions are increasingly being challenged by competitors, and the outcome can be highly uncertain. An adverse result in a patent dispute can preclude commercialization of products or negatively affect sales of existing products. The effect on operations of competitive factors and patent disputes cannot be predicted.

Uncertainties inherent in government regulatory approval processes, including, among other things, delays in approval of new products, may also affect the Company's operations. The effect on operations of regulatory approval processes cannot be predicted.

The Company is subject to the jurisdiction of various national, state and local regulatory agencies and is, therefore, subject to potential administrative actions. Of particular importance is the Food and Drug Administration (FDA) in the United States. It has jurisdiction over all the Company's businesses and administers requirements covering the testing, safety, effectiveness, approval, manufacturing, labeling and marketing of the Company's products. From time to time, agencies, including the FDA, may require the Company to address various manufacturing, advertising, labeling or other regulatory issues. Failure to comply with governmental regulations can result in delays in the release of products, seizure or recall of products, suspension or revocation of the authority necessary for the production and sale of products, fines and other civil or criminal sanctions.

From time to time, the Company has received Warning Letters from the FDA pertaining to various manufacturing issues. Among these, the Company has received a Warning Letter from the FDA relating specifically to manufacturing issues identified during FDA inspections of the Company's aerosol products (albuterol and VANCERIL) manufacturing facilities in New Jersey. The Company is implementing remedial actions at these facilities. The Company has met with the FDA on several occasions to apprise the agency of the scope and status of these activities. The Company cannot predict whether its remedial actions will resolve the FDA's concerns, whether the FDA will take any further action or the effect of this matter on the Company's operations.

Under certain circumstances, the Company may deem it advisable to initiate product recalls. In 1999, the Company voluntarily chose to initiate several recalls, including a recall of certain shipments of albuterol and VANCERIL manufactured at its New Jersey facilities. In the first quarter of 2000, the Company voluntarily expanded the recall to include shipments manufactured prior to September 30, 1999. The cost of the recall is not expected to have a significant impact on the financial results of the Company.

Liquidity and financial resources - three months ended March 31, 2000

Net income generated from operations continues to be the Company's major source of funds to finance working capital, shareholder dividends, common share repurchases and capital expenditures. Cash provided by operating activities was $636 million for the first three months of 2000, an increase of $507 million from 1999. This change is primarily due to an increase in net income and a reduction in the amount invested in working capital compared to 1999. This reduction was due to year-to-year changes in the timing of receipts and disbursements.

Cash was also used in the first quarter to fund capital expenditures of $100 million. The Company anticipates that capital expenditures will exceed $675 million in 2000.

In the first quarter of 2000, cash was used to repurchase shares for $355 million. In March 2000, the Company completed its $1 billion share repurchase program. Additionally, in March 2000, the Board of Directors authorized the repurchase of $1.5 billion of the Company's common shares. Cash was also used to pay shareholder dividends of $184 million in the first quarter of 2000. In April 2000, the Board of Directors increased the quarterly dividend by 12 percent to $.14 from $.125 per common share.

The Company's liquidity and financial resources continue to be sufficient to meet its operating needs.

Cautionary Factors That May Affect Future Results

Management's discussion and analysis set forth above contains certain forward-looking statements, including statements regarding the Company's financial position and results of operations. These forward-looking statements are based on current expectations. Certain factors have been identified by the Company in Item 1 of the Company's December 31, 1999, Form 10-K filed with the Securities and Exchange Commission, which could cause the Company's actual results to differ materially from expected and historical results. Item 1 from the Form 10-K is incorporated by reference herein.

Item 3. Market Risk Disclosures

As discussed in the 1999 Annual Report to Shareholders, the Company's exposure to market risk from changes in foreign currency exchange rates and interest rates, in general, is not material.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 3, Legal Proceedings, of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, is incorporated by reference.

The FTC has initiated an investigation of possible anticompetitive effects of the settlement of a patent litigation between the Company and ESI Lederle, Inc. (Lederle) relating to Lederle's generic version of K-DUR, the Company's long acting potassium chloride product. The investigation is ongoing. The Company believes that its actions have been lawful and proper and is cooperating in the investigation. However, it is not possible to predict the outcome of the investigation, which could result in the imposition of fines, penalties and injunctive or administrative remedies.

Reference is made to the thirteenth paragraph of Item 3, Legal Proceedings, of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, relating to arbitration filed by Biogen, Inc. The Company prevailed in the arbitration. The arbitrators' decision is final and binding and cannot be appealed.

Reference is made to the fifteenth paragraph of Item 3, Legal Proceedings, of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, relating to CLARITIN patent litigation. Early this year, Mylan, Inc. (Mylan) submitted an ANDA concerning CLARITIN tablets. The Company will file a suit in federal court seeking a ruling that the applicable ANDA submission and proposed marketing of a generic product constitute willful infringement of the Company's patent and that Mylan's challenge to the Company's patent is without merit. The Company believes that it should prevail in this suit. However, as with any litigation, there can be no assurance that the Company will prevail.

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders was held on April 25, 2000.

(b) Not applicable.

(c) The designation by the Board of Directors of Deloitte & Touche LLP to audit the books and accounts of the Corporation for the year ended December 31, 2000 was ratified by a vote of shares as follows:

FOR	AGAINST	ABSTAIN
1,237,225,156	1,955,296	4,432,636

Five nominees for director were elected for a three-year term and one director was elected for a one-year term by a vote of shares, as follows:

3-Year Term
	FOR	WITHHELD
Robert P. Luciano	1,234,689,761	8,923,327
H. Barclay Morley	1,233,627,818	9,985,270
Carl E. Mundy, Jr.	1,234,414,565	9,198,523
Patricia F. Russo	1,235,170,885	8,442,203
Arthur F. Weinbach	1,234,671,843	8,941,245

1-Year Term	FOR	WITHHELD
Eugene R. McGrath	1,234,299,873	9,313,215

Voting on the proposal concerning pharmaceutical pricing was as follows:

FOR	AGAINST	ABSTAIN

48,143,614	896,663,807	97,634,767

(d)    None

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits - The following Exhibits are filed with this document:

Exhibit Number
Description
15 27 99	Awareness letter Financial Data Schedule Company statement relating to forward looking information.

b) Reports on Form 8-K:

No report was filed during the three months ended March 31, 2000.

SIGNATURE(S)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Schering-Plough Corporation
(Registrant)

Date May 9, 2000	/s/Thomas H. Kelly
Thomas H. Kelly Vice President and Controller

Exhibit 15

To the Shareholders and Board of Directors of
Schering-Plough Corporation:

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Schering-Plough Corporation and subsidiaries for the periods ended March 31, 2000 and 1999, as indicated in our report dated April 19, 2000; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, is incorporated by reference in Registration Statements No. 2-83963, No. 33-19013, No. 33-50606, No. 333-30331 and No. 333-87077 on Form S-8, Registration Statement No. 333-853 on Form S-3, Post Effective Amendment No. 1 to Registration Statement No. 2-84723 on Form S-8, Post Effective Amendment No. 1 to Registration Statement No. 2-80012 on Form S-3, Post Effective Amendment No. 1 to Registration Statement No. 2-77740 on Form S-3 and Registration Statements No. 333-12909 and No. 333-30355 on Form S-3.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

/s/Deloitte & Touche LLP

Parsippany, New Jersey

April 19, 2000

Exhibit 99

Company statement relating to forward looking information from press release by the Company dated February 24, 2000

(Filed pursuant to Rule 175).

Richard Jay Kogan, chairman and chief executive officer, said the Company is "on track to turn in another strong earnings performance in 2000." Earnings per share are projected to be in line with the current consensus of analysts' estimates of $1.64.