Form 10-Q
period 2000-06-30
SCHERING PLOUGH CORP
filed 2000-08-09
CIK 310158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

YES    X    NO

Common Shares Outstanding as of June 30, 2000: 1,464,932,783

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED INCOME

(UNAUDITED)

(Amounts in millions, except per share figures)
	Three months Ended June 30		Six months Ended June 30

	2000	1999	2000	1999

Net sales	$ 2,642	$ 2,451	$ 5,048	$ 4,637
Costs and Expenses:
Cost of sales	489	472	946	904
Selling, general and administrative	993	963	1,851	1,757
Research and development	345	297	635	559
Other income, net	(19)	(7)	(44)	(22)
	1,808	1,725	3,388	3,198
Income before income taxes	834	726	1,660	1,439
Income taxes	200	179	398	353
Net income	$ 634	$ 547	$ 1,262	$ 1,086

Diluted earnings per common share	$ .43	$ .37	$ .85	$ .73

Basic earnings per common share	$ .43	$ .37	$ .86	$ .74

Dividends per common share	$ .14	$ .125	$ .265	$ .235

See notes to consolidated financial statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in millions, except per share figures)

	June 30,	December 31,
	2000	1999

Assets
Cash and cash equivalents	$ 2,039	$ 1,876
Accounts receivable, net	1,416	1,022
Inventories	951	958
Prepaid expenses, deferred income
taxes and other current assets	1,066	1,053
Total current assets	5,472	4,909
Property, plant and equipment	4,544	4,386
Less accumulated depreciation	1,515	1,447
Property, net	3,029	2,939
Intangible assets, net	623	588
Other assets	999	939
	$10,123	$ 9,375

Liabilities and Shareholders' Equity
Accounts payable	$ 996	$ 1,065
Short-term borrowings	857	728
Other accrued liabilities	1,683	1,416
Total current liabilities	3,536	3,209
Long-term liabilities	964	1,001
Shareholders' Equity
Preferred shares - $1 par value;
issued: none	-	-
Common shares - $.50 par value;
issued: 2,030	1,015	1,015
Paid-in capital	762	675
Retained earnings	9,068	8,196
Accumulated other comprehensive income	(290)	(233)
Total	10,555	9,653
Less treasury shares: 2000 - 565 shares; 1999 - 558 shares, at cost	4,932	4,488
Total shareholders' equity	5,623	5,165
	$ 10,123	$ 9,375

See notes to consolidated financial statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

(UNAUDITED)

(Amounts in millions)

	2000	1999

Operating Activities:
Net Income	$ 1,262	$ 1,086
Depreciation and amortization	148	121
Accounts receivable	(400)	(352)
Inventories	(4)	(49)
Prepaid expenses and other assets	(41)	(84)
Accounts payable and other liabilities	131	45
Net cash provided by operating activities	1,096	767

Investing Activities:
Capital expenditures	(252)	(201)
Purchases of investments	(50)	(257)
Reduction of investments	12	213
Purchase of business, net of cash acquired	(48)	-
Other, net	3	(2)
Net cash used for investing activities	(335)	(247)

Financing Activities:
Dividends paid to common shareholders	(390)	(347)
Common shares repurchased	(445)	(425)
Short-term borrowings, net	139	204
Other, primarily equity proceeds	101	314
Net cash used for financing activities	(595)	(254)

Effect of exchange rates on cash and
cash equivalents	(3)	(2)
Net increase in cash and cash equivalents	163	264
Cash and cash equivalents, beginning
of period	1,876	1,259
Cash and cash equivalents, end of period	$ 2,039	$ 1,523

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

Joint Venture Acquisition

On June 25, 2000, the Company acquired a majority interest in a joint venture with Takeda Chemical Industries, Ltd. to develop and market animal health products in Japan. The cost of the acquisition was approximately $48.

Earnings Per Common Share

The shares used to calculate basic and diluted earnings per common share are reconciled as follows (number of shares in millions):
	Three Months Ended June 30,		Six Months Ended June 30
	2000	1999	2000	1999

Average shares outstanding for basic earnings per share	1,464	1,470	1,467	1,471
Dilutive effect of options and deferred stock units	12	16	11	17
Average shares outstanding for diluted earnings per share	1,476	1,486	1,478	1,488

As of June 30, 2000, there were 9 million options outstanding with exercise prices higher than the average price of the Company's common stock. Accordingly, these options are not included in the dilutive effects indicated above.

Comprehensive Income

Total comprehensive income for the three months ended June 30, 2000 and 1999 was $603 and $549, respectively. Total comprehensive income for the six months ended June 30, 2000 and 1999 was $1,205 and $1,048, respectively.

Inventories
Inventories consisted of:	June 30,	December 31,
	2000	1999

Finished products	$ 382	$ 437
Goods in process	287	267
Raw materials and supplies	282	254
Total inventories	$ 951	$ 958

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

The recorded liabilities for the above matters at June 30, 2000 and the related expenses incurred during the three months ended June 30, 2000, were not material. Expected insurance recoveries have not been considered in determining the costs for environmental-related liabilities. Management believes that, except for the matters discussed in the following paragraphs, it is remote that any material liability in excess of the amounts accrued will be incurred.

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

The Company has settled all of the state consumer cases, except Alabama, North Dakota, South Dakota, West Virginia and New Mexico. The settlement amounts were not material to the Company. While the initial Alabama consumer case was dismissed by the trial court based on the Alabama Supreme Court decision discussed above, the District Attorney for the First Judicial Circuit has filed a complaint on behalf of Alabama consumers under the State's Deceptive Trade Practices Act.

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

During 1999, Copley Pharmaceutical, Inc., Teva Pharmaceuticals, Inc., Novex Pharma and Zenith Goldline Pharmaceuticals individually notified the Company that each had submitted an ANDA to the FDA seeking to market certain generic forms of CLARITIN in the United States before the expiration of certain of the Company's patents, and in 2000 Andrx Pharmaceuticals, L.L.C. (Andrx), Mylan Pharmaceuticals, Inc. and American Home Products, et.al., made separate, similar submissions. Each has alleged that one or more of those patents are invalid and unenforceable. In each case, the Company has filed suit in federal court seeking a ruling that the applicable ANDA submission and proposed marketing of a generic product constitute willful infringement of the Company's patent and that the challenge to the patent is without merit. The Company believes that it should prevail in these suits. However, as with any litigation, there can be no assurance that the Company will prevail.

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

INDEPENDENT ACCOUNTANTS' REPORT

To the Shareholders and Board of Directors of

Schering-Plough Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Schering-Plough Corporation and subsidiaries as of June 30, 2000, and the related condensed consolidated statements of income for the three-month and six-month periods then ended and cash flows for the six-month period then ended. These financial statements are the responsibility of the Corporation's management.

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

Based on our review, we are not aware of any material modification that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/Deloitte & Touche LLP

Parsippany, New Jersey

July 24, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - three and six months ended June 30, 2000 compared with the corresponding periods in 1999.

Net Sales

Consolidated net sales for the second quarter totaled $2.6 billion, an increase of $191 million or 8 percent compared with the same period in 1999. For the six months, net sales rose $411 million or 9 percent over 1999. Excluding the effect of foreign currency exchange rate fluctuations, consolidated net sales grew 10 percent in the quarter and 11 percent for the six-month period. Based on the current weakness of most major European currencies, exchange rate fluctuations are expected to continue having a negative impact on year-to-year sales comparisons. Net sales in the United States increased 8 percent versus the second quarter of 1999 and advanced 8 percent internationally (14 percent excluding exchange). For the six-month period, net sales in the United States grew 10 percent and increased 7 percent internationally (12 percent excluding exchange).

Net sales by major therapeutic category for the second quarter and six months were as follows ($ in millions):

	Second Quarter			Six Months
	2000	1999	%	2000	1999	%
Allergy & Respiratory	$1,216	$1,124	8	$2,172	$1,990	9
Anti-infective & Anticancer	508	408	25	1,000	830	21
Dermatologicals	170	160	6	342	311	10
Cardiovasculars	168	172	(2)	351	332	6
Other Pharmaceuticals	178	201	(11)	392	405	(3)
Animal Health	174	172	1	332	325	2
Foot Care	105	100	4	198	183	8
Over-the-Counter (OTC)	46	43	8	92	105	(12)
Sun Care	77	71	8	169	156	8
Consolidated net sales	$2,642	$2,451	8	$5,048	$4,637	9

Worldwide net sales of allergy and respiratory products advanced 8 percent in the quarter and 9 percent for the six-month period. The increase was led by continued growth for the CLARITIN line of nonsedating antihistamines. Worldwide net sales of the CLARITIN brand totaled $897 million, up 9 percent for the quarter, and $1,562 million, up 13 percent for the first half of 2000, as compared with the corresponding periods in 1999. The increase in the CLARITIN brand was due primarily to continued expansion in the U.S. antihistamine market, tempered by market share declines. Franchise sales of nasal inhaled steroid products, which include NASONEX, a once-daily corticosteroid for allergic rhinitis and VANCENASE allergy products, increased 32 percent in the quarter and 29 percent year-to-date. This growth was due to overall nasal inhaled steroid market expansion and market share increases in the United States for NASONEX, which continues to capture market share from VANCENASE. The launch of NASONEX in several international markets also benefited sales. Sales of VANCERIL, an orally inhaled steroid for asthma, declined $17 million and $36 million for the quarter and six-month periods, respectively, due to manufacturing issues and branded competition. U.S. sales of the PROVENTIL (albuterol) line of asthma products declined $12 million in the quarter and $33 million year-to-date as compared with the corresponding periods of 1999 due to manufacturing issues and continued generic competition.

Net sales of worldwide anti-infective and anticancer products increased 25 percent in the quarter and 21 percent year-to-date. Growth in both periods was led by combined worldwide sales of INTRON A (interferon alfa-2b) and REBETRON Combination Therapy containing REBETOL (ribavirin) Capsules and INTRON A Injection, which totaled $361 million in the quarter, up 31 percent from the corresponding period of 1999 and totaled $697 million year-to-date, up 27 percent from 1999. Sales of these products grew because of increased use in the treatment of chronic hepatitis C coupled with the launch of REBETOL in most major European markets. The U.S. and international launches of TEMODAR, a chemotherapy agent for treating certain types of brain tumors, and the third quarter 1999 international launch of REMICADE, marketed for Crohn's disease, also contributed to the increase in this therapeutic category's sales in both periods.

Dermatological products' worldwide net sales increased 6 percent in the second quarter and 10 percent year-to-date due to modest market share increases coupled with expansion in the topical steroid markets in the United States.

Worldwide net sales of cardiovascular products decreased 2 percent in the quarter but increased 6 percent for the first half of 2000. The second quarter and six months of 2000 benefited from higher sales of INTEGRILIN, a platelet aggregation inhibitor for the treatment of acute coronary syndromes, due to increased market penetration. Sales of IMDUR, an oral nitrate for angina, decreased in both periods due to continued generic competition.

Net sales of foot care products increased 4 percent in the quarter and 8 percent year-to-date driven by higher sales of DR. SCHOLL'S insoles, reflecting new product introductions.

OTC product sales increased 8 percent in the second quarter of 2000 but declined 12 percent year-to-date. The growth in the quarter was led by higher sales of certain cough and cold products. The decrease in the first six months of 2000 was due mainly to the fourth quarter 1999 sale of the PAAS product line.

Sales of sun care products, including the newly acquired BAIN DE SOLEIL product line, were up 8 percent in the second quarter and year-to-date periods.

Costs and Expenses

Cost of sales as a percentage of sales decreased to 18.5 percent in the quarter and 18.7 percent for the first six months from 19.3 percent in the second quarter of 1999 and 19.5 percent in the first half of 1999. The decrease was primarily due to favorable sales mix and foreign exchange impacts.

Selling, general and administrative expenses represented 37.6 percent of sales in the second quarter of 2000, a decrease from 39.3 percent last year. For the six-month period, the ratio decreased to 36.7 percent from 37.9 percent last year. The decrease in this ratio in both periods was the result of sales growth outpacing promotional spending. The Company continued to expand the sales forces in major international markets to support the launches of new products and growth of current product lines.

Research and development spending rose 16 percent in the second quarter, representing 13.1 percent of sales compared with 12.1 percent in 1999. For the first half of 2000, spending grew 13 percent and represented 12.6 percent of sales in 2000 versus 12.1 percent in 1999. The higher spending reflects the Company's funding of both internal research efforts and research collaborations with various partners to develop a steady flow of innovative products.

Income before income taxes increased 15 percent for the quarter and six months compared with the corresponding periods of 1999, and represented 31.6 percent of sales for the second quarter of 2000 versus 29.6 percent last year and 32.9 percent of sales for the first half of 2000 versus 31.0 percent last year.

The effective tax rate was 24.0 percent in the three and six-month periods of 2000 and 24.5 percent in 1999. The decrease was primarily due to increased sales of products manufactured in jurisdictions with lower tax rates.

Diluted earnings per common share advanced 16 percent in the second quarter to $.43 from $.37 in 1999 and grew 16 percent to $.85 from $.73 for the six-month period. Foreign currency exchange rate changes had no impact on diluted earnings per common share for the second quarter or first half of 2000. Basic earnings per common share advanced 16 percent in the quarter and six-month periods.

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

A significant portion of net sales are made to major pharmaceutical and health care products distributors and major retail chains in the United States. Consequently, net sales and quarterly growth comparisons may be affected by fluctuations in the buying patterns of major distributors, retail chains and other trade buyers. These fluctuations may result from seasonality, pricing, wholesaler buying decisions or other factors.

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

The Company is subject to the jurisdiction of various national, state and local regulatory agencies and is, therefore, subject to potential administrative actions. Of particular importance is the Food and Drug Administration (FDA) in the United States. It has jurisdiction over all the Company's businesses and administers requirements covering the testing, safety, effectiveness, approval, manufacturing, labeling and marketing of the Company's products. From time to time, agencies, including the FDA, may require the Company to address various manufacturing, advertising, labeling or other regulatory issues. Failure to comply with governmental regulations or other manufacturing issues can result in delays in the release of products, seizure or recall of products, suspension or revocation of the authority necessary for the production and sale of products, fines and other civil or criminal sanctions.

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

Under certain circumstances, the Company may deem it advisable to initiate product recalls. In 1999, the Company voluntarily chose to initiate several recalls, including a recall of certain shipments of albuterol and VANCERIL manufactured at its New Jersey facilities. In the first quarter of 2000, the Company voluntarily expanded the recall to include shipments manufactured prior to September 30, 1999. The cost of the recall did not have a significant impact on the financial results of the Company.

Liquidity and financial resources - six months ended June 30, 2000

Net income generated from operations continues to be the Company's major source of funds to finance working capital, shareholder dividends, common share repurchases and capital expenditures. Cash provided by operating activities was $1,096 million for the first six months of 2000, an increase of $329 million from 1999. This change is primarily due to an increase in net income and a reduction in the amount invested in working capital compared to 1999. This reduction was due to year-to-year changes in the timing of receipts and disbursements.

Cash was also used in the first six months to fund capital expenditures of $252 million. The Company anticipates that capital expenditures will exceed $750 million in 2000. This amount includes the cost of the planned purchase of the Summit, New Jersey research and office facility.

In the first six months of 2000, cash was used to repurchase shares for $445 million. In March 2000, the Board of Directors authorized the repurchase of $1.5 billion of the Company's common shares. As of June 30, 2000, this program was approximately 6 percent complete. Cash was also used to pay shareholder dividends of $390 million in the first half of 2000. In April 2000, the Board of Directors increased the quarterly dividend by 12 percent to $.14 from $.125 per common share.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 3, Legal Proceedings, of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as amended by the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2000, is incorporated by reference.

Reference is made to the seventh paragraph of Item 3, Legal Proceedings, of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, relating to state consumer antitrust cases. During the second quarter of 2000, the Alabama consumer case was dismissed by the trial court. Subsequently, the District Attorney for the First Judicial Circuit filed a complaint on behalf of Alabama consumers under the State's Deceptive Trade Practices Act.

Reference is made to the fifteenth paragraph of Item 3, Legal Proceedings, of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as amended by the Company's Form 10-Q for the quarter ended March 31, 2000, relating to CLARITIN patent litigation. The Company has filed suit against Mylan. Also, American Home Products, et.al., submitted an ANDA in May 2000 concerning CLARITIN Redi-tabs. The Company has filed a suit in federal court seeking a ruling that the applicable ANDA submission and proposed marketing of a generic product constitute willful infringement of the Company's patent and that American Home Products' challenge to the Company's patent is without merit. The Company believes that it should prevail in this suit. However, as with any litigation, there can be no assurance that the Company will prevail.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits - The following Exhibits are filed with this document:

Exhibit Number
Description
15 27 99	Awareness letter Financial Data Schedule Company statement relating to forward looking information.

  Reports on Form 8-K:

No report was filed during the three months ended June 30, 2000.

SIGNATURE(S)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Schering-Plough Corporation
(Registrant)

Date August 9, 2000	/s/Thomas H. Kelly
Thomas H. Kelly Vice President and Controller

Exhibit 15

August 9, 2000

To the Shareholders and Board of Directors of
Schering-Plough Corporation:

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Schering-Plough Corporation and subsidiaries for the periods ended June 30, 2000 and 1999, as indicated in our report dated July 24, 2000; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, is incorporated by reference in Registration Statements No. 2-83963, No. 33-19013, No. 33-50606, No. 333-30331 and No. 333-87077 on Form S-8, Registration Statement No. 333-853 on Form S-3, Post Effective Amendment No. 1 to Registration Statement No. 2-84723 on Form S-8, Post Effective Amendment No. 1 to Registration Statement No. 2-80012 on Form S-3, Post Effective Amendment No. 1 to Registration Statement No. 2-77740 on Form S-3 and Registration Statements No. 333-12909 and No. 333-30355 on Form S-3.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

/s/Deloitte & Touche LLP

Parsippany, New Jersey

Exhibit 99

Company statement relating to forward looking information from press release by the Company dated July 25, 2000

(Filed pursuant to Rule 175).

Mr. Richard Jay Kogan, Chairman and Chief Executive Officer, commenting on the Company's business results, stated, "Schering-Plough's earnings per share for the year would be in line with the current consensus of analysts' estimates of $1.64."