Form 10-Q
period 2000-09-30
SCHERING PLOUGH CORP
filed 2000-11-13
CIK 310158

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

COMMISSION FILE NUMBER 1-6571

SCHERING-PLOUGH CORPORATION

Incorporated in New Jersey	22-1918501
2000 Galloping Hill Road	(I.R.S. Employer Identification No.)
Kenilworth, N.J. 07033	(908) 298-4000
(telephone number)

Former Address:
One Giralda Farms
Madison, NJ 07940

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by

Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months,

and (2) has been subject to such filing requirements for the past 90 days.

YES    X    NO

Common Shares Outstanding as of October 31, 2000: 1,462,036,425

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED INCOME

(UNAUDITED)

(Amounts in millions, except per share figures)
	Three months Ended September 30		Nine months Ended September 30

	2000	1999	2000	1999

Net sales	$ 2,394	$ 2,236	$ 7,442	$ 6,873
Costs and expenses:
Cost of sales	468	438	1,414	1,342
Selling, general and administrative	839	814	2,690	2,571
Research and development	340	305	975	864
Other income, net	(30)	(7)	(74)	(29)
	1,617	1,550	5,005	4,748
Income before income taxes	777	686	2,437	2,125
Income taxes	186	168	585	521
Net income	$ 591	$ 518	$ 1,852	$ 1,604

Diluted earnings per common share	$ .40	$ .35	$ 1.25	$ 1.08

Basic earnings per common share	$ .40	$ .35	$ 1.26	$ 1.09

Dividends per common share	$ .14	$ .125	$ .405	$ .36

See notes to consolidated financial statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in millions, except per share figures)

	September 30,	December 31,
	2000	1999

Assets
Cash and cash equivalents	$ 2,181	$ 1,876
Accounts receivable, net	1,202	1,022
Inventories	934	958
Prepaid expenses, deferred income
taxes and other current assets	1,072	1,053
Total current assets	5,389	4,909
Property, plant and equipment	4,672	4,386
Less accumulated depreciation	1,546	1,447
Property, plant and equipment, net	3,126	2,939
Intangible assets, net	657	588
Other assets	1,055	939
	$10,227	$ 9,375

Liabilities and Shareholders' Equity
Accounts payable	$ 1,039	$ 1,065
Short-term borrowings	715	728
Other accrued liabilities	1,700	1,416
Total current liabilities	3,454	3,209
Long-term liabilities	968	1,001
Shareholders' Equity
Preferred shares - $1 par value;
Issued: none	-	-
Common shares - $.50 par value;
Issued: 2,030	1,015	1,015
Paid-in capital	796	675
Retained earnings	9,452	8,196
Accumulated other comprehensive income	(327)	(233)
Total	10,936	9,653
Less treasury shares: 2000 - 568 shares 1999 - 558 shares, at cost	5,131	4,488
Total shareholders' equity	5,805	5,165
	$10,227	$ 9,375

See notes to consolidated financial statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(UNAUDITED)

(Amounts in millions)

	2000	1999

Operating Activities:
Net Income	$ 1,852	$ 1,604
Depreciation and amortization	224	193
Accounts receivable	(214)	(393)
Inventories	(3)	(146)
Prepaid expenses and other assets	(130)	(122)
Accounts payable and other liabilities	270	280
Net cash provided by operating activities	1,999	1,416

Investing Activities:
Capital expenditures	(436)	(338)
Purchases of investments	(99)	(288)
Reduction of investments	43	204
Purchase of business, net of cash acquired	(48)	-
Other, net	3	2
Net cash used for investing activities	(537)	(420)

Financing Activities:
Dividends paid to common shareholders	(596)	(532)
Common shares repurchased	(644)	(475)
Short-term borrowings, net	(1)	152
Other, primarily equity proceeds	89	267
Net cash used for financing activities	(1,152)	(588)

Effect of exchange rates on cash and
cash equivalents	(5)	(2)
Net increase in cash and cash equivalents	305	406
Cash and cash equivalents, beginning
of period	1,876	1,259
Cash and cash equivalents, end of period	$2,181	$1,665

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

New Accounting Standards

In May 2000, the Emerging Issues Task Force (EITF) reached a concensus on EITF Issue No. 00-14, "Accounting for Certain Sales Incentives". EITF Issue No. 00-14 addresses the income statement classification of certain sales incentives and will require the Company to reclassify the cost of certain sales incentives from Selling, general and administrative expenses to Net sales. The Company is currently determining the amount of sales incentives that will require reclassification; however, the Company believes the amounts will be immaterial. The Company will implement EITF Issue No. 00-14 in the fourth quarter of 2000. Certain prior period financial statements will also require reclassification for comparability purposes. The adoption of EITF Issue No. 00-14 will have no effect on net income.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended by SFAS Nos. 137 and 138, is required to be adopted no later than January 1, 2001. Accordingly, the Company plans to adopt the new standard at that time. Based on the Company's current limited use of derivative financial instruments, the adoption of this statement is not expected to materially impact the Company's Consolidated Financial Statements.

Joint Venture Acquisition

On June 25, 2000, the Company acquired a majority interest in a joint venture with Takeda Chemical Industries, Ltd. to develop and market animal health products in Japan. The cost of the acquisition was approximately $48.

Earnings Per Common Share

The shares used to calculate basic and diluted earnings per common share are reconciled as follows (number of shares in millions):
	Three Months Ended September 30,		Nine Months Ended September 30
	2000	1999	2000	1999

Average shares outstanding for basic earnings per share	1,463	1,469	1,466	1,470
Dilutive effect of options and deferred stock units	11	15	11	17
Average shares outstanding for diluted earnings per share	1,474	1,484	1,477	1,487

As of September 30, 2000, there were approximately 17 million options outstanding with exercise prices higher than the average price of the Company's common stock. Accordingly, these options are not included in the dilutive effects indicated above.

Comprehensive Income

Total comprehensive income for the three months ended September 30, 2000 and 1999 was $554 and $532, respectively. Total comprehensive income for the nine months ended September 30, 2000 and 1999 was $1,759 and $1,580, respectively.

Inventories
Inventories consisted of:	September 30,	December 31,
	2000	1999

Finished products	$ 401	$ 437
Goods in process	256	267
Raw materials and supplies	277	254
Total inventories	$ 934	$ 958

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

The recorded liabilities for the above matters at September 30, 2000 and the related expenses incurred during the nine months ended September 30, 2000, were not material. Expected insurance recoveries have not been considered in determining the costs for environmental-related liabilities. Management believes that, except for the matters discussed in the following paragraphs, it is remote that any material liability in excess of the amounts accrued will be incurred.

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

In January 2000, Hoffmann-La Roche Inc. filed actions against the Company in United States District Court in New Jersey and in France alleging that the Company's PEG-INTRON (peginterferon alfa-2b) infringes Hoffmann-La Roche Inc.'s patents on certain pegylated interferons. The Company believes that it should prevail in these suits. However, as with any litigation, there can be no assurance that the Company will prevail.

During the third quarter of 2000, the Company's generic subsidiary, Warrick Pharmaceuticals, was sued by the state of Texas. The lawsuit alleges that Warrick supplied the state with false reports of wholesale prices, which caused the state to pay Medicaid claims on prescriptions of Warrick's Albuterol Sulfate Solution at a higher than justified level. The state's claim against Warrick, with trebling of damages and penalties, amounts to approximately $54. The Company believes that the actions of Warrick have been lawful and proper and is cooperating in the investigations. However, it is not possible to predict the outcome of the litigation, which could result in the imposition of fines, penalties and injunctive or administrative remedies.

There are investigations by the Department of Health and Human Services, Department of Justice and certain states into certain industry and Company practices, including the setting of average wholesale prices (AWP) and the repackaging of products purchased in bulk by a managed care organization. The Company believes that its actions have been lawful and proper and is cooperating in the investigations. However, it is not possible to predict the outcome of the investigations, which could result in the imposition of fines, penalties and injunctive or administrative remedies.

The FTC has initiated an investigation of possible anti-competitive effects of the settlement of patent lawsuits between the Company and ESI Lederle, Inc. (Lederle) and the Company and Upsher-Smith, Inc. (Upsher-Smith), the lawsuits that were settled related to generic versions of K-DUR, the Company's long-acting potassium chloride product that were the subject of Abbreviated New Drug Applications filed by Lederle and Upsher-Smith. The investigation is ongoing. The Company believes that its actions have been lawful and proper and is cooperating in the investigation. However, it is not possible to predict the outcome of the investigation, which could result in the imposition of fines, penalties and injunctive or administrative remedies.

INDEPENDENT ACCOUNTANTS' REPORT

To the Shareholders and Board of Directors of

Schering-Plough Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Schering-Plough Corporation and subsidiaries (the "Corporation") as of September 30, 2000, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2000 and 1999, and cash flows for the nine-month period ended September 30, 2000 and 1999. These financial statements are the responsibility of the Corporation's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Schering-Plough Corporation and subsidiaries as of December 31, 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 11, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/Deloitte & Touche LLP

Parsippany, New Jersey

November 7, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - three and nine months ended September 30, 2000 compared with the corresponding periods in 1999.

Net Sales

Consolidated net sales for the third quarter totaled $2.4 billion, an increase of $158 million or 7 percent compared with the same period in 1999. For the nine months, net sales rose $569 million or 8 percent over 1999. Excluding the effect of foreign currency exchange rate fluctuations, consolidated net sales grew 9 percent in the quarter and 10 percent for the nine-month period. Based on the current weakness of most major European currencies, exchange rate fluctuations are expected to continue having a negative impact on year-to-year sales comparisons. Net sales in the United States increased 4 percent versus the third quarter of 1999 and advanced 13 percent internationally (19 percent excluding exchange). For the nine-month period, net sales in the United States grew 8 percent and increased 9 percent internationally (14 percent excluding exchange).

Net sales by major therapeutic category for the third quarter and nine months were as follows ($ in millions):

	Third Quarter			Nine Months
	2000	1999	%	2000	1999	%
Allergy & Respiratory	$1,042	$ 980	6	$3,215	$2,970	8
Anti-infective & Anticancer	506	413	23	1,507	1,243	21
Dermatologicals	198	186	7	540	497	9
Cardiovasculars	169	161	5	519	493	5
Other Pharmaceuticals	143	171	(17)	535	576	(7)
Animal Health	176	161	9	508	486	4
Foot Care	95	93	3	293	276	6
Over-the-Counter (OTC)	59	60	(1)	151	165	(8)
Sun Care	6	11	(47)	174	167	5
Consolidated net sales	$2,394	$2,236	7	$7,442	$6,873	8

Worldwide net sales of allergy and respiratory products advanced 6 percent in the quarter and 8 percent for the nine-month period. The increase was led by continued growth for the CLARITIN line of nonsedating antihistamines. Worldwide net sales of the CLARITIN brand totaled $787 million, up 10 percent for the quarter, and $2,349 million, up 12 percent for the first nine months of 2000, as compared with the corresponding periods in 1999. The increase in the CLARITIN brand was due primarily to continued expansion in the U.S. antihistamine market, tempered by market share declines. Franchise sales of nasal inhaled steroid products, which include NASONEX, a once-daily corticosteroid for allergic rhinitis and VANCENASE allergy products, increased 29 percent in the quarter and year-to-date. This growth was due to overall nasal inhaled steroid market expansion and market share increases in the United States for NASONEX, which continues to capture market share from VANCENASE. The launch of NASONEX in several international markets also benefited sales. Sales of VANCERIL, an orally inhaled steroid for asthma, declined $19 million and $55 million for the quarter and nine-month periods, respectively, due to manufacturing issues and branded competition. U.S. sales of the PROVENTIL (albuterol) line of asthma products declined $15 million in the quarter and $48 million year-to-date as compared with the corresponding periods of 1999 due to manufacturing issues and continued generic competition.

Net sales of worldwide anti-infective and anticancer products increased 23 percent in the quarter and 21 percent year-to-date. Growth in both periods was led by combined worldwide sales of INTRON A (interferon alfa-2b) and REBETRON Combination Therapy containing REBETOL (ribavirin) Capsules and INTRON A Injection, which totaled $338 million in the quarter, up 24 percent from the corresponding period of 1999 and totaled $1,036 million year-to-date, up 26 percent from 1999. Sales of these products grew because of increased use in the treatment of chronic hepatitis C including the launch of REBETOL in most major European markets. The U.S. and international launches of TEMODAR, a chemotherapy agent for treating certain types of brain tumors, and the international launch of REMICADE, marketed for Crohn's disease and for the treatment of rheumatoid arthritis, also contributed to the increase in this therapeutic category's sales in both periods.

Dermatological products' worldwide net sales increased 7 percent in the third quarter and 9 percent year-to-date due to modest market share increases coupled with expansion in the topical steroid market in the United States.

Worldwide net sales of cardiovascular products increased 5 percent in the quarter and for the first nine months of 2000. The third quarter and nine months of 2000 benefited from higher sales of INTEGRILIN, a platelet aggregation inhibitor for the treatment of acute coronary syndromes, due to increased market penetration. Sales of IMDUR, an oral nitrate for angina, decreased in both periods due to continued generic competition.

Worldwide sales of animal health products increased 9 percent in the quarter and 4 percent year-to-date. Growth in both periods was primarily due to the June 2000 acquisition of a majority interest in a joint venture with Takeda Chemical Industries, Ltd. in Japan.

Net sales of foot care products increased 3 percent in the quarter and 6 percent year-to-date driven by higher sales of DR. SCHOLL'S insoles, reflecting new product introductions.

OTC product sales declined 1 percent in the third quarter of 2000 and 8 percent year-to-date. The decrease in the first nine months of 2000 was due mainly to the fourth quarter 1999 sale of the PAAS product line.

Sales of sun care products, including the newly acquired BAIN DE SOLEIL product line, were down in the third quarter but grew 5 percent year-to-date.

Costs and Expenses

Cost of sales as a percentage of sales was unchanged versus the prior quarter at 19.6 percent in the third quarter of 2000 and decreased to 19.0 percent for the first nine months of 2000 from 19.5 percent in the first nine months of 1999. The decrease was primarily due to favorable sales mix and foreign exchange impacts.

Selling, general and administrative expenses represented 35.0 percent of sales in the third quarter of 2000, a decrease from 36.4 percent last year. For the nine-month period, the ratio decreased to 36.1 percent from 37.4 percent last year. The decrease in this ratio in both periods was the result of sales growth outpacing promotional spending. The Company continued to expand the sales forces in major international markets to support the launches of new products and growth of current product lines.

Research and development spending rose 12 percent in the third quarter, representing 14.2 percent of sales compared with 13.6 percent in 1999. For the first nine months of 2000, spending grew 13 percent and represented 13.1 percent of sales in 2000 versus 12.6 percent in 1999. The higher spending reflects the Company's funding of both internal research efforts and research collaborations with various partners to develop a steady flow of innovative products.

Income before income taxes increased 13 percent for the quarter and 15 percent for the first nine months compared with the corresponding periods of 1999, and represented 32.5 percent of sales for the third quarter of 2000 versus 30.7 percent last year and 32.7 percent of sales for the first nine months of 2000 versus 30.9 percent last year.

The effective tax rate was 24.0 percent in the three and nine-month periods of 2000 and 24.5 percent in both periods of 1999. The decrease was primarily due to increased sales of products manufactured in jurisdictions with lower tax rates.

Diluted earnings per common share advanced 14 percent in the third quarter to $.40 from $.35 in 1999 and grew 16 percent to $1.25 from $1.08 for the nine-month period. Foreign currency exchange rate changes had no impact on diluted earnings per common share for the third quarter or first nine months of 2000. Basic earnings per common share advanced 14 percent in the quarter and 16 percent in the nine-month period.

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

Liquidity and financial resources - nine months ended September 30, 2000

Net income generated from operations continues to be the Company's major source of funds to finance working capital, shareholder dividends, common share repurchases and capital expenditures. Cash provided by operating activities was $1,999 million for the first nine months of 2000, an increase of $583 million from 1999. This change is primarily due to an increase in net income and a reduction in the amount invested in working capital compared to 1999. This reduction was primarily due to year-to-year changes in the timing of cash receipts.

Cash was also used in the first nine months to fund capital expenditures of $436 million. The Company anticipates that capital expenditures will exceed $750 million in 2000. This amount includes the cost of the purchase of the Summit, New Jersey research and office facility.

In the first nine months of 2000, cash was used to repurchase shares for $644 million. In March 2000, the Board of Directors authorized the repurchase of $1.5 billion of the Company's common shares. As of September 30, 2000, this program was approximately 19 percent complete. Cash was also used to pay shareholder dividends of $596 million in the first nine months of 2000. In April 2000, the Board of Directors increased the quarterly dividend by 12 percent to $.14 from $.125 per common share.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 3, Legal Proceedings, of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as amended by the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2000 and June 30, 2000, respectively, is incorporated by reference.

During the third quarter of 2000, the Company's generic subsidiary, Warrick Pharmaceuticals, was sued by the state of Texas. The lawsuit alleges that Warrick supplied the state with false reports of wholesale prices, which caused the state to pay Medicaid claims on prescriptions of Warrick's Albuterol Sulfate Solution at a higher than justified level. The state's claim against Warrick, with trebling of damages and penalties, amounts to approximately $54 million. The Company believes that the actions of Warrick have been lawful and proper and is cooperating in the investigations. However, it is not possible to predict the outcome of the litigation, which could result in the imposition of fines, penalties and injunctive or administrative remedies.

There are investigations by the Department of Health and Human Services, Department of Justice and certain states into certain industry and Company practices, including the setting of average wholesale prices (AWP) and the repackaging of products purchased in bulk by a managed care organization. The Company believes that its actions have been lawful and proper and is cooperating in the investigations. However, it is not possible to predict the outcome of the investigations, which could result in the imposition of fines, penalties and injunctive or administrative remedies.

The second paragraph of Item 1, Legal Proceedings, of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 is hereby deleted and replaced with the following paragraph:

The FTC has initiated an investigation of possible anti-competitive effects of the settlement of patent lawsuits between the Company and ESI Lederle, Inc. (Lederle) and the Company and Upsher-Smith, Inc. (Upsher-Smith), the lawsuits that were settled related to generic versions of K-DUR, the Company's long-acting potassium chloride product that were the subject of Abbreviated New Drug Applications filed by Lederle and Upsher-Smith. The investigation is ongoing. The Company believes that its actions have been lawful and proper and is cooperating in the investigation. However, it is not possible to predict the outcome of the investigation, which could result in the imposition of fines, penalties and injunctive or administrative remedies.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits - The following Exhibits are filed with this document:

Exhibit Number
Description
15 27 99	Awareness letter Financial Data Schedule Company statement relating to forward looking information.

  Reports on Form 8-K:

No report was filed during the three months ended September 30, 2000.

SIGNATURE(S)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Schering-Plough Corporation
(Registrant)

Date November 13, 2000	/s/Thomas H. Kelly
Thomas H. Kelly Vice President and Controller

Exhibit 15

November 7, 2000

To the Shareholders and Board of Directors of
Schering-Plough Corporation:

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Schering-Plough Corporation and subsidiaries for the periods ended September 30, 2000 and 1999, as indicated in our report dated November 7, 2000; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, is incorporated by reference in Registration Statements No. 2-83963, No. 33-19013, No. 33-50606, No. 333-30331 and No. 333-87077 on Form S-8, Registration Statement No. 333-853 on Form S-3, Post Effective Amendment No. 1 to Registration Statement No. 2-84723 on Form S-8, Post Effective Amendment No. 1 to Registration Statement No. 2-80012 on Form S-3, Post Effective Amendment No. 1 to Registration Statement No. 2-77740 on Form S-3 and Registration Statements No. 333-12909 and No. 333-30355 on Form S-3.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

/s/Deloitte & Touche LLP

Parsippany, New Jersey

Exhibit 99

Company statement relating to forward looking information from press release by the Company dated October 3, 2000

(Filed pursuant to Rule 175).

"Schering-Plough reiterated its previously stated earnings projection for 2000, saying that diluted earnings per share are expected to be in line with the current consensus of analysts' estimates of $1.64, as compiled by four investor services (First Call, I/B/E/S, Nelson and Zacks). The earnings projection for the 2000 fiscal year, ending December 31, would represent a 15 percent increase from the $1.42 in diluted earnings per share reported for 1999. The Company also said the percent increases in earnings per share for the 2000 third and fourth quarters versus the 1999 periods are expected to be comparable to the percent increase for the 2000 full year versus 1999."