Form 10-Q/A
period 2000-09-30
SCHERING PLOUGH CORP
filed 2000-11-16
CIK 310158

FORM 10-Q/A

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

Reason for filing Form 10-Q/A: Form 10-Q/A is being filed for the third quarter of 2000 because when the Form 10-Q was filed on November 13, 2000, Exhibit 27 was inadvertently omitted from the electronic transmission.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits - The following Exhibits are filed with this document:

Exhibit Number
Description
15 27 99	Awareness letter (previously filed 11-13-00) Financial Data Schedule Company statement relating to forward looking information (previously filed 11-13-00)

  Reports on Form 8-K:

No report was filed during the three months ended September 30, 2000.

SIGNATURE(S)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Schering-Plough Corporation
(Registrant)

Date November 14, 2000	/s/Thomas H. Kelly
Thomas H. Kelly Vice President and Controller