Form 10-K
period 2000-12-31
SCHERING PLOUGH CORP
filed 2001-03-13
CIK 310158

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the fiscal year ended December 31, 2000	Commission file
Number 1-6571

SCHERING-PLOUGH CORPORATION
Incorporated in New Jersey	22-1918501
2000 Galloping Hill Road	(I.R.S. Employer
Kenilworth, N.J. 07033	Identification No.)
(908) 298-4000 (telephone number)

Securities registered pursuant to section 12(b) of the Act:
Name of each exchange
Title of each class	on which registered

Common Shares, $.50 par value	New York Stock Exchange

Preferred Share Purchase Rights*	New York Stock Exchange

*At the time of filing, the Rights were not traded separately from the Common Shares.

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

YES X	NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Aggregate market value of common shares at February 28, 2001 held by non-affiliates based on closing price: $60 billion

Common shares outstanding as of February 28, 2001: 1,462,788,008
Part of Form 10-K
Documents incorporated by reference	incorporated into

Schering-Plough Corporation 2000	Parts I, II and IV
Annual Report to Shareholders

Schering-Plough Corporation Proxy	Part III
Statement for the Annual Meeting of
Shareholders on April 24, 2001

Part I
Item 1.	Business

The terms "Schering-Plough" and the "Company," as used herein, refer to Schering-Plough Corporation and its subsidiaries, except as otherwise indicated by the context. Schering-Plough Corporation is a holding company which was incorporated in 1970. The trademarks indicated by CAPITAL LETTERS in this Form 10-K are the property of, licensed to, promoted or distributed by Schering-Plough Corporation, its subsidiaries or related companies.

Subsidiaries of Schering-Plough Corporation are engaged in the discovery, development, manufacturing and marketing of pharmaceutical products worldwide. Discovery and development efforts target the field of human health. However, application in the field of animal health can result from these efforts. The Company views animal health applications as a means to maximize the return on investments in discovery and development. The Company operates primarily in the prescription pharmaceutical marketplace. However, where appropriate, the Company has sought regulatory approval to switch prescription products to over-the-counter (OTC) status as a means of extending a product's life cycle. In this way, the OTC marketplace is yet another means of maximizing the return on investments in discovery and development.

Prescription products include: CLARITIN, CLARITIN-D, NASONEX, PROVENTIL, VANCENASE and VANCERIL, allergy/respiratory; EULEXIN, INTRON A, PEG-INTRON, REBETRON Combination Therapy containing REBETOL (ribavirin) capsules and INTRON A injection, REMICADE, and TEMODAR, anti-infective and anticancer; DIPROLENE, DIPROSONE, ELOCON and LOTRISONE, dermatologicals; IMDUR, INTEGRILIN, K-DUR and NITRO-DUR, cardiovasculars; and CELESTONE and SUBUTEX, other pharmaceuticals.

Animal health products include: CEPRAVIN and NUFLOR, antimicrobials; BANAMINE, a non-steroidal anti-inflammatory; RALGRO, a growth promotant implant; OTOMAX, an otic product; a broad range of vaccines for many species; parasiticides, sutures, bandages and nutritional products.

Foot care, OTC and sun care products include: CLEAR AWAY wart remover; DR. SCHOLL'S foot care products; LOTRIMIN AF and TINACTIN antifungals; A & D ointment; AFRIN nasal decongestant; CHLOR-TRIMETON antihistamine; CORICIDIN and DRIXORAL cold and decongestant products; CORRECTOL laxative; BAIN DE SOLEIL, COPPERTONE, and SOLARCAINE sun care products.

Net Sales by Major Product and Therapeutic Category
(Dollars in millions)

	For the years ended December 31,
	2000	1999	Percent Change
ALLERGY & RESPIRATORY	$4,189	$3,850	9
CLARITIN	3,011	2,673	13
NASONEX	415	259	60
PROVENTIL	197	251	(21)
VANCENASE	175	216	(19)
VANCERIL	127	179	(29)
OTHER ALLERGY & RESPIRATORY	264	272	(3)
ANTI-INFECTIVE & ANTICANCER	2,015	1,738	16
INTRON A/REBETRON	1,360	1,119	21
EULEXIN	128	155	(17)
TEMODAR	121	36	N/M
REMICADE	57	8	N/M
OTHER ANTI-INFECTIVE & ANTICANCER	349	420	(17)
CARDIOVASCULARS	746	673	11
K-DUR	290	251	16
INTEGRILIN	172	64	N/M
NITRO-DUR	138	143	(4)
IMDUR	120	178	(33)
OTHER CARDIOVASCULARS	26	37	(30)
DERMATOLOGICALS	680	682	--
LOTRISONE	192	196	(2)
ELOCON	171	168	2
OTHER DERMATOLOGICALS	317	318	--
OTHER PHARMACEUTICALS	716	775	(8)
WORLDWIDE PHARMACEUTICALS	8,346	7,718	8
ANIMAL HEALTH	720	672	7
FOOT CARE	348	332	5
OTC	202	209	(4)
SUN CARE	199	185	8
CONSOLIDATED NET SALES	$9,815	$9,116	8

N/M - Not meaningful

Certain amounts in 1999 have been reclassified from selling, general and administrative expense to net sales to comply with EITF Issue No. 00-14, "Accounting for Certain Sales Incentives."

The "Segment Information" as set forth in the Notes to Consolidated Financial Statements in the Company's 2000 Annual Report to Shareholders is incorporated herein by reference.

Prescription drugs are introduced and made known to physicians, pharmacists, hospitals, managed care organizations and other buying groups by trained professional sales representatives, and are sold to hospitals, managed care organizations, wholesale distributors and retail pharmacists. Prescription products are also introduced and made known through journal advertising, direct mail advertising, by distributing samples to physicians and through television, radio, internet, print and other advertising media.

Animal health products are promoted to veterinarians, distributors and animal producers.

Foot care, OTC and sun care products are sold through wholesale and retail drug, food chain and mass merchandiser outlets, and are promoted directly to the consumer through television, radio, internet, print and other advertising media.

The Company's subsidiaries own (or have licensed rights under) a number of patents and patent applications, both in the United States and abroad. Patents and patent applications relating to the Company's significant products, including without limitation the CLARITIN family of products, INTRON A, REBETRON Combination Therapy, containing REBETOL capsules and INTRON A injection, and PEG-INTRON are of material importance to the Company. Certain CLARITIN (loratadine) related patents expire in the next several years. Specifically, the loratadine compound patent for CLARITIN in the United States expires in 2002 and the compound patent for desloratadine, an active metabolite of loratadine, expires in 2004. These patents are subject to litigation as described in Item 3, Legal Proceedings, of this Form 10-K.

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

Seasonal patterns do not have a pronounced effect on the consolidated operations of the Company.

The pharmaceutical industry is highly competitive and includes other large companies with substantial resources for research, product development, advertising, promotion and field selling support. There are numerous domestic and international competitors in this industry. Some of the principal competitive techniques used by the Company for its products include research and development of new and improved products, high product quality, varied dosage forms and strengths and switching prescription products to non-prescription status. In the United States, many of the Company's products are subject to increasingly competitive pricing as managed care groups, institutions, federal and state government entities and agencies and other buying groups seek price discounts and rebates. Governmental and other pressures toward the dispensing of generic products may significantly reduce the sales of certain products when they become no longer protected by patents or data exclusivity arrangements with the FDA.

During 2000, 1999 and 1998, 13 percent, 12 percent and 11 percent, respectively, of consolidated net sales were made to McKesson HBOC Inc., a major pharmaceutical and health care products distributor; substantially all of these sales were in the United States.

Foreign Operations

Foreign activities are carried out primarily through wholly-owned subsidiaries wherever market potential is adequate and circumstances permit. In addition, the Company is represented in some markets through licensees or other distribution arrangements. There are approximately 15,100 employees outside the United States.

Foreign operations are subject to certain risks, which are inherent in conducting business overseas. These risks include possible nationalization, expropriation, importation limitations and other restrictive governmental actions. Also, fluctuations in foreign currency exchange rates can impact the Company's consolidated financial results. For additional information on foreign operations, see "Management's Discussion and Analysis of Operations and Financial Condition" and "Segment Information" in the Company's 2000 Annual Report to Shareholders which is incorporated herein by reference.

Research and Development

The Company's research activities are primarily aimed at discovering and developing new and enhanced prescription products of medical and commercial significance. Company sponsored research and development expenditures were $1,333 million, $1,191 million and $1,007 million in 2000, 1999 and 1998, respectively. Research expenditures represented approximately 14 percent of consolidated net sales in 2000 and approximately 13 percent of consolidated net sales in 1999 and 1998.

The Company's research activities are concentrated in the therapeutic areas of allergic and inflammatory disorders, infectious diseases, oncology, cardiovascular diseases, and central nervous system disorders. The Company also has substantial efforts directed toward biotechnology, gene therapy and immunology. Research activities include expenditures for both internal research efforts and research collaborations with various partners.

While several pharmaceutical compounds are in varying stages of development, it cannot be predicted when or if these compounds will become available for commercial sale. Among the products that are awaiting FDA approval as of March 9, 2001 (the last day prior to printing this report) are CLARINEX Tablets (desloratadine) and ASMANEX (mometasone furoate), allergy/respiratory; and REBETOL capsules and PEG-INTRON and REBETOL as Combination Therapy, anti-infective.

Government Regulation

Pharmaceutical companies are subject to extensive regulation by a number of national, state and local agencies. Of particular importance is the United States Food and Drug Administration (FDA). It has jurisdiction over all the Company's businesses and administers requirements covering the testing, approval, safety, effectiveness, manufacturing, labeling and marketing of the Company's products. The extent of FDA requirements and/or reviews affects the amount of resources necessary to develop new products and bring them to market in the United States.

The FDA also regulates whether prescription drugs can be switched from prescription to over-the-counter (OTC) status. In that regard, the Company has been recently informed that on May 11, 2001 or a date thereafter, the FDA will hold a joint advisory committee meeting of the FDA's pulmonary and allergy drug products division and the OTC division to consider a citizens' petition filed with the FDA requesting the OTC switch of loratadine and two other antihistamines marketed by other companies.

On an ongoing basis, the FDA regulates the facilities and procedures used to manufacture pharmaceutical products in the United States or for sale in the United States. All products made in such facilities must be manufactured in accordance with Good Manufacturing Practices (GMPs) established by the FDA. The FDA periodically inspects the Company's facilities and procedures to assure compliance.

The FDA has been conducting inspections of the Company's manufacturing facilities in New Jersey and Puerto Rico, and has issued reports citing deficiencies concerning compliance with current GMPs, primarily relating to production processes, controls and procedures and is continuing to evaluate the issues raised and information provided by the Company in connection with the FDA inspections. While the Company has taken extensive measures intended to enhance its manufacturing processes and controls, the Company notes that the FDA's inspection reports and its own internal reviews indicate that improvements are required. The FDA has advised the Company that GMP deficiencies cited in facility inspection reports must be resolved prior to granting approval of the Company's pending New Drug Application (NDA) for CLARINEX (desloratadine) Tablets.

Failure to comply with government regulations can result in delays in the release of products, delays in the approvals of new products, seizure or recall of products, suspension or revocation of the authority necessary for the production and sale of products, fines and other civil or criminal sanctions.

The Company's activities outside the United States are also subject to regulatory requirements governing the testing, approval, safety, effectiveness, manufacturing, labeling and marketing of the Company's products. These regulatory requirements vary from country to country. Whether or not FDA approval or approval of the European Medicines Evaluation Agency has been obtained for a product, approval of the product by comparable regulatory authorities of countries outside of the United States or the European Union, as the case may be, must be obtained prior to marketing the product in those countries. The approval process may be more or less rigorous from country to country and the time required for approval may be longer or shorter than that required in the United States. Approval in one country does not assure that such product will be approved in another country.

In most international markets, the Company operates in an environment of government-mandated, cost-containment programs. Several governments have placed restrictions on physician prescription levels and patient reimbursements, emphasized greater use of generic drugs and enacted across-the-board price cuts as methods of cost control.

In recent years, various legislative proposals have been offered in Congress and in some state legislatures that would effect major changes in the affected health care systems. One such change that could be material to the Company is the possible addition of an outpatient prescription drug benefit to Medicare. Some states have passed legislation, and further federal and state legislative and administrative proposals are possible. These could include price or patient reimbursement constraints on medicines, mandated discounts, expansion of existing governmental programs for new patient populations and restrictions on access to certain products. Similar issues have also arisen in many countries outside of the United States. It is not possible to predict the outcome of such initiatives and their effect on operations and cash flows cannot be reasonably estimated.

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

Environment

To date, compliance with federal, state and local environmental protection laws has not had a materially adverse effect on the Company. The Company has made and will continue to make necessary expenditures for environmental protection. Worldwide capital expenditures during 2000 included approximately $3 million for environmental control purposes. It is anticipated that continued compliance with such environmental regulations will not significantly affect the Company's financial statements or its competitive position. For additional information on environmental matters, see "Legal and Environmental Matters" in the Notes to Consolidated Financial Statements in the Company's 2000 Annual Report to Shareholders, which is incorporated herein by reference.

Employees

There were approximately 28,100 people employed by the Company at December 31, 2000.

Cautionary Factors that May Affect Future Results

(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

This report and other written reports and oral statements made from time-to-time by the Company may contain so-called "forward-looking statements," all of which are subject to risks and uncertainties. One can identify these forward-looking statements by their use of words such as "expects," "plans," "will," "estimates," "forecasts," "projects," "believes," "anticipates" and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address the Company's growth strategy, financial results, regulatory issues, status of product approvals, development programs, litigation and investigations. They may also relate to the expected impact on the Company's first-quarter and full-year 2001 sales and earnings from the manufacturing process and control issues described herein, the Company's efforts going forward to resolve the GMP issues identified by the FDA and the Company's own internal reviews at certain of the Company's manufacturing facilities, remedies the FDA may seek with respect to those issues, the expected need for and cost of any additional remedial actions the Company may take and the pendency of the Company's NDA for CLARINEX, which remains subject to FDA approval. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from the Company's forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially. The Company does not assume the obligation to update any forward-looking statement. Although it is not possible to predict or identify all such factors, they may include the following:

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

  Competitive factors, including technological advances attained by competitors, patents granted to competitors, new products of competitors coming to the market, new indications for competitive products, generic competition as the Company's products mature and patents expire on products.

  Increased pricing pressure both in the United States and abroad from managed care buyers, institutions and government agencies. In the United States, among other developments, consolidation among customers may increase pricing pressures and may result in various customers having greater influence over prescription decisions through formulary decisions and other policies.

  Government laws and regulations (and changes in laws and regulations) affecting domestic and international operations and the enforcement thereof including, among other laws and regulations, those resulting from healthcare reform initiatives in the United States at the state and federal level and in other countries, as well as laws and regulations relating to trade, antitrust, monetary and fiscal policies, taxes, price controls and possible nationalization.

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

  Failure to meet GMPs established by the FDA and other governmental authorities can result in delays in the release of products, seizure or recall of products, suspension or revocation of the authority necessary for the production and sale of products, fines and other civil or criminal sanctions. The resolution of manufacturing issues with the FDA discussed in this report, as well as the potential impact of those issues on the Company's first-quarter and full-year 2001 sales and earnings, are subject to substantial risks and uncertainties. These risks and uncertainties, including the timing, scope and duration of a resolution of the manufacturing issues, will depend on the ability of the Company to assure the FDA of the quality and reliability of its manufacturing systems and controls, and the extent of remedial and prospective obligations undertaken by the Company.

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

  Major products such as CLARITIN and INTRON A/REBETRON Combination Therapy and REBETOL capsules accounted for a material portion of the Company's 2000 revenues. If any major product, such as CLARITIN and INTRON A/REBETRON Combination Therapy or REBETOL, were to become subject to a problem such as loss of patent protection, previously unknown side effects or if a new, more effective treatment should be introduced, the impact on revenues could be significant.

  Failure of the Company to foresee and correct systems and commercial arrangements to address the new European currency (euro).

  Legal factors, including product liability claims and other litigation, government investigations, patent disputes with competitors and environmental concerns, any of which could preclude commercialization of products or negatively affect the profitability of existing products.

  Economic factors over which the Company has no control, including changes in inflation, interest rates and foreign currency exchange rates.

  Changes in tax laws including changes related to taxation of foreign earnings.

  Changes in accounting standards promulgated by the American Institute of Certified Public Accountants, the Financial Accounting Standards Board or the Securities and Exchange Commission that are adverse to the Company.

Item 2.	Properties

The Company's corporate headquarters is located in Kenilworth, New Jersey. Principal manufacturing facilities are located in Kenilworth, New Jersey, Miami, Florida, Omaha, Nebraska, Cleveland, Tennessee, Puerto Rico, Argentina, Australia, Belgium, Canada, Colombia, France, Germany, Ireland, Italy, Japan, Mexico, Singapore and Spain.

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

The Company is a party to, or otherwise involved in, environmental cleanup actions or proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as Superfund) or under equivalent state laws. These actions or proceedings seek to require the owners or operators of facilities that treated, stored or disposed of hazardous substances and transporters and generators of such substances to remediate contaminated facilities and/or reimburse the government or private parties for their cleanup costs. The Company, along with such owners, operators, transporters and generators, is alleged to be a potentially responsible party (PRP) as an alleged generator of hazardous substances found at certain facilities. In each proceeding, the government or private litigants allege that any one PRP, including the Company, is jointly and severally liable for all cleanup requirements and costs. Although joint and several liability is alleged, a PRP's share of cleanup costs is frequently determined on the basis of several factors, including the type and quantity of hazardous substances; however, the allocation process varies greatly from facility to facility and may take years to complete. The Company's potential share of cleanup costs also depends on how many other PRPs are involved in the action or proceeding, insurance coverage, available indemnity contracts and contribution rights against other PRPs. While it is not possible to predict with certainty the outcome of any action or proceeding, it is management's opinion that it is remote that any material liability in excess of amounts accrued will be incurred.

Residents in the vicinity of a publicly owned waste-water treatment plant in Barceloneta, Puerto Rico, have filed two lawsuits against the plant operator and numerous companies that discharge into the plant, including a subsidiary of the Company, for damages and injunctive relief relating to odors coming from the plant and connecting sewers. One of these lawsuits is a class action claiming damages of $600 million. Both lawsuits are in the very early stages of discovery, and it is not possible to predict the outcome.

The Company is a defendant in approximately 100 antitrust actions commenced (starting in 1993) in state and federal courts by independent retail pharmacies, chain retail pharmacies and consumers. The plaintiffs allege price discrimination and/or conspiracy between the Company and other defendants to restrain trade by jointly refusing to sell prescription drugs at discounted prices to the plaintiffs.

One of the federal cases was a class action on behalf of approximately two-thirds of all retail pharmacies in the United States and alleged a price-fixing conspiracy. The Company, in February 1996, agreed to settle the federal class action for a total of $22 million, which has been paid in full. The United States District Court in Illinois approved the settlement of the federal class action in June 1996. In June 1997, the Seventh Circuit Court of Appeals dismissed all appeals from that settlement, and it is not subject to further review. The defendants that did not settle the class action proceeded to trial in September 1998. The trial ended in November 1998 with a directed verdict in the defendants' favor.

In April 1997, certain of the plaintiffs in the federal class action commenced another purported class action in the United States District Court in Illinois against the Company and the other defendants who settled the previous federal class action. The complaint alleges that the defendants conspired not to implement the settlement commitments following the settlement discussed above. The District Court has denied the plaintiffs' motion for a preliminary injunction hearing.

The Company has settled all the state retailer actions, except in California and Alabama. The settlement amounts were not material to the Company. In June 1999, the Alabama Supreme Court reversed the denial of a motion for judgment on the pleadings in the Alabama retailer case. The court held that the Alabama antitrust law did not apply to conspiracies alleged to be in interstate commerce. Based on that ruling, the Alabama retailer case has been dismissed. Subsequently, the District Attorney for the First Judicial Circuit filed a complaint on behalf of Alabama consumers under the State's Deceptive Trade Practices Act.

The Company has settled or otherwise disposed of all of the state consumer cases. The settlement amounts were not material to the Company.

The Company has settled several other groups of similar federal antitrust cases brought by food and drug chain retailers and independent retailer stores comprising about 22% of the prescription drug retail market. The settlement amounts were not material to the Company.

Plaintiffs in these antitrust actions generally seek treble damages in an unspecified amount and an injunction against the allegedly unlawful conduct.

The Company believes all the antitrust actions are without merit and is defending itself vigorously.

In March 1996, the Company was notified that the United States Federal Trade Commission (FTC) was investigating whether the Company, along with other pharmaceutical companies, conspired to fix prescription drug prices. The Company believes that its actions have been lawful and proper and is cooperating in the investigation. However, it is not possible to predict the outcome of the investigation, which could result in the imposition of fines, penalties and injunctive or administrative remedies.

In October 1999, the Company received a subpoena from the U.S. Attorney's Office for the Eastern District of Pennsylvania, pursuant to the Health Insurance Portability and Accountability Act of 1996, concerning the Company's contracts with pharmacy benefit managers (PBMs) and managed care organizations to provide disease management services in connection with the marketing of its pharmaceutical products. It appears that the subpoena is one of a number addressed to industry participants as part of an inquiry into, among other things, pharmaceutical marketing practices. The government's inquiry appears to focus on whether the Company's disease management and other marketing programs and arrangements comply with federal health care laws and whether the value of its disease management programs and other marketing programs and arrangements should have been included in the calculation of rebates to the government. The Company is cooperating in the investigation. It is not possible to predict the outcome of the investigation, which could include the imposition of fines, penalties and injunctive or administrative remedies, nor can the Company predict whether the investigation will affect its marketing practices or sales.

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

During 1999, Copley Pharmaceutical, Inc., Teva Pharmaceuticals, Inc., Novex Pharma and Zenith Goldline Pharmaceuticals individually notified the Company that each had submitted an ANDA to the FDA seeking to market certain generic forms of CLARITIN in the United States before the expiration of certain of the Company's patents. In 2000, Andrx Pharmaceuticals, L.L.C., Mylan Pharmaceuticals Inc., ESI Lederle, Inc. (Lederle) and Impax Laboratories, Inc. made similar submissions. In February 2001, Alpharma USPD Inc. also made a similar submission. Each has alleged that one or more of those patents are invalid and unenforceable. In each case, the Company has filed or will file suit in federal court seeking a ruling that the applicable ANDA submission and proposed marketing of a generic product constitute willful infringement of the Company's patent and that the challenge to the patent is without merit. The Company believes that it should prevail in these suits. However, as with any litigation, there can be no assurance that the Company will prevail.

In January 2000, Hoffmann-La Roche Inc. filed actions against the Company in the United States District Court in New Jersey, France and Germany alleging that the Company's PEG-INTRON (peginterferon alfa-2b) infringes Hoffmann-La Roche Inc.'s patents on certain pegylated interferons. The Company believes that it should prevail in these suits. However, as with any litigation, there can be no assurance that the Company will prevail.

The Company is responding to investigations by the Department of Health and Human Services, the Department of Justice and certain states into certain industry and Company practices regarding average wholesale price (AWP). These investigations include a Department of Justice review of the merits of a federal action filed by a private entity on behalf of the United States in the United States District Court for the Southern District of Florida, as well as an investigation by the United States Attorney's Office for the District of Massachusetts, regarding, inter alia, whether the AWP set by pharmaceutical companies for certain drugs improperly exceeds the average prices paid by dispensers and, as a consequence, results in unlawful inflation of certain government drug reimbursements that are based on AWP or wholesale acquisition cost. The United States Attorney's Office for the District of Massachusetts is also investigating whether the Company's sales of a product that was repackaged for sale by a managed care organization should have been included in the Company's Medicaid best price calculations. The Company is cooperating with these investigations. It is not possible to predict the outcome of these investigations, which could include the imposition of fines, penalties and injunctive or administrative remedies.

During the third quarter of 2000, the Company's generic subsidiary, Warrick Pharmaceuticals, was sued by the state of Texas. The lawsuit alleges that Warrick supplied the state with false reports of wholesale prices, which caused the state to pay Medicaid claims on prescriptions of Warrick's albuterol sulfate solution at a higher than justified level. The state seeks damages of $54 million against Warrick, including treble damages and penalties. It is not possible to predict the outcome of the litigation, which could result in the imposition of fines, penalties and injunctive or administrative remedies.

The FTC is investigating possible anti-competitive effects of the settlement of patent lawsuits between the Company and Lederle and the Company and Upsher-Smith, Inc. (Upsher-Smith). The lawsuits that were settled related to generic versions of K-DUR, the Company's long-acting potassium chloride product, which was the subject of Abbreviated New Drug Applications filed by Lederle and Upsher-Smith. The investigation is ongoing. The Company believes that its actions have been lawful and proper, and is cooperating in the investigation. However, it is not possible to predict the outcome of the investigation, which could result in the imposition of fines, penalties and injunctive or administrative remedies.

In January 2000, a jury found that the Company's PRIME PAC PRRS (Porcine Respiratory and Reproductive Syndrome) vaccine infringed a patent owned by Boehringer Ingelheim Vetmedica, Inc. An injunction was issued in August 2000 barring further sales of the Company's vaccine. The Company has filed post-trial motions, currently pending, for either a reversal of the jury's verdict or a new trial. The Company believes it should prevail, either through the post-trial motions or on appeal. However, as with any litigation, there can be no assurance that the Company will prevail.

On February 15, 2001, the Company stated in a press release that the FDA has been conducting inspections of the Company's manufacturing facilities in New Jersey and Puerto Rico and has issued reports citing deficiencies concerning compliance with current GMPs, primarily relating to production processes, controls and procedures. The Company further noted in the press release that the process and control issues led to reduced sales of certain products in the U.S. marketplace with the result that first quarter and full year 2001 sales and earnings will be lower than expected. The next day, February 16, 2001, a lawsuit was filed in the United States District Court for the District of New Jersey against the Company and certain named officers alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Additional lawsuits of the same tenor followed, and others may be filed. The plaintiffs in the suits filed as of March 9, 2001 (the last day prior to printing this report) purport to represent classes of shareholders who purchased shares of Company stock between July 25, 2000 and February 15, 2001, the date of the press release. The litigation is in the very early stages. The Company believes that it has substantial defenses and intends to defend the suits vigorously.
Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

The following information regarding executive officers is included herein in accordance with Part III, Item 10.

Officers are elected to serve for one year and until their successors shall have been duly elected.

Name and Current Position	Business Experience	Age

Richard Jay Kogan	Present position 1998;	59
Chairman of the Board	President and Chief Executive
and Chief Executive Officer	Officer 1996-1998; President
and Chief Operating Officer
1986 - 1995

Raul E. Cesan	Present position 1998;	53
President and Chief	Executive Vice President
Operating Officer	and President Schering-Plough
Pharmaceuticals
1994-1998

Joseph C. Connors	Present position 1996;	52
Executive Vice President	Senior Vice President and
and General Counsel	General Counsel 1992-1995

Jack L. Wyszomierski	Present position 1996;	45
Executive Vice President	Vice President and Treasurer
and Chief Financial Officer	1991-1995

Geraldine U. Foster	Present position 1994	58
Senior Vice President,
Investor Relations and
Corporate Communications

Daniel A. Nichols	Present position 1991	60
Senior Vice President,
Taxes

John P. Ryan	Present position 1998;	60
Senior Vice President,	Vice President - Human Resources
Human Resources	Schering-Plough Pharmaceuticals
	1988-1998

Douglas J. Gingerella	Present position 1999;	42
Vice President, Corporate	Staff Vice President, Corporate
Audits	Audits 1995-1998

Thomas H. Kelly	Present position 1991	51
Vice President and
Controller

Robert S. Lyons	Present position 1991	60
Vice President, Corporate
Information Services

E. Kevin Moore	Present position 1996;	48
Vice President and	Staff Vice President and
Treasurer	Assistant Treasurer 1993-1995

John E. Nine	Present position 1996;	64
Vice President and	President - Technical Operations
President, Schering	Schering Laboratories 1990-1995
Technical Operations

Joseph J. LaRosa	Present position 2001;	42
Staff Vice President,	Staff Vice President, Commercial Law
Secretary and Associate	1999-2000; Senior Legal Director
General Counsel	1997-1999; Legal Director 1995-1997

Part II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters

The common share dividends, share price data and the approximate number of holders of record as set forth in the Company's 2000 Annual Report to Shareholders are incorporated herein by reference.
Item 6.	Selected Financial Data

The Six-Year Selected Financial & Statistical Data as set forth in the Company's 2000 Annual Report to Shareholders is incorporated herein by reference.
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Operations and Financial Condition as set forth in the Company's 2000 Annual Report to Shareholders is incorporated herein by reference.
Item 7(a).	Quantitative and Qualitative Disclosures about Market Risk

The Market Risk Disclosures as set forth in Management's Discussion and Analysis of Operations and Financial Condition in the Company's 2000 Annual Report to Shareholders is incorporated herein by reference.
Item 8.	Financial Statements and Supplementary Data

The Consolidated Balance Sheets as of December 31, 2000 and 1999, and the related Statements of Consolidated Income, Consolidated Shareholders' Equity and Consolidated Cash Flows for each of the three years in the period ended December 31, 2000, Notes to Consolidated Financial Statements, the Independent Auditors' Report of Deloitte & Touche LLP dated February 16, 2001 and Quarterly Data, as set forth in the Company's 2000 Annual Report to Shareholders, are incorporated herein by reference.
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Part III
Item 10.	Directors and Executive Officers of the Registrant

The information concerning directors and nominees for directors as set forth in the Company's Proxy Statement for the annual meeting of shareholders on April 24, 2001 is incorporated herein by reference.

Information required as to executive officers is included in Part I of this filing under the caption "Executive Officers of the Registrant."
Item 11.	Executive Compensation

Executive compensation information as set forth in the Company's Proxy Statement for the annual meeting of shareholders on April 24, 2001 is incorporated herein by reference.
Item 12.	Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management as set forth in the Company's Proxy Statement for the annual meeting of shareholders on April 24, 2001 is incorporated herein by reference.
Item 13.	Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions as set forth in the Company's Proxy Statement for the annual meeting of shareholders on April 24, 2001 is incorporated herein by reference.

Part IV
Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1.	Financial Statements

The following consolidated financial statements and Independent Auditors' Report, included in the Company's 2000 Annual Report to Shareholders, are incorporated herein by reference.

Statements of Consolidated Income for the Years Ended
December 31, 2000, 1999 and 1998

Statements of Consolidated Cash Flows for the Years Ended December 31, 2000, 1999 and 1998

Consolidated Balance Sheets at December 31, 2000 and 1999

Statements of Consolidated Shareholders' Equity for the Years
Ended December 31, 2000, 1999 and 1998

Notes to Consolidated Financial Statements

Independent Auditors' Report

(a) 2.	Financial Statement Schedules

Page in
Form 10-K

Independent Auditors' Report	27
Schedule II - Valuation and Qualifying Accounts	28

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
3 (a)

A complete copy of the Certificate of Incorporation as amended and currently in effect. Incorporated by reference to Exhibit 3(i) to the Company's Quarterly Report for the period ended June 30, 1995 on Form 10-Q; Certificate of Amendment of Certificate of Incorporation incorporated by reference to Exhibit 3 to the Company's Quarterly Report for the period ended June 30, 1997 on Form 10-Q; Certificate of Amendment of Certificate of Incorporation incorporated by reference to Exhibit 3(a) to the Company's Quarterly Report for the period ended March 31, 1999 on Form 10-Q, File No. 1-6571.

3 (b)

A complete copy of the By-Laws as amended and currently in effect. Incorporated by reference to Exhibit 4(2) to the Company's Registration Statement on Form S-3, File No. 333-853; amendment to By-Laws effective September 22, 1998 incorporated by reference to Exhibit 4 to the Company's Quarterly Report for the period ended September 30, 1998 on Form 10-Q, File No. 1-6571.

4 (a)	Rights Agreement between the Company and the Bank of New York dated June 24, 1997. Incorporated by reference to Exhibit 1 to the Form 8-A filed by the Company on June 30, 1997, File No. 1-6571.

4 (b)

Indenture dated as of November 1, 1982 between the Company and the Chase Manhattan Bank, N.A as Trustee. Incorporated by reference to Exhibit 4(a) to the Company's Registration Statement on Form S-3, File No. 2-80012.

4 (c)

Form of Participation Rights Agreement between the Company and the Chase Manhattan Bank (National Association) as Trustee. Incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-4, Amendment No. 1, File No. 33-65107.

10 (a) (i)

The Company's Executive Incentive Plan (as amended) and Trust related thereto.* Plan incorporated by reference to Exhibit 10 to the Company's Quarterly Report for the period ended March 31, 1994 on Form 10-Q; Executive Incentive Plan as Amended and Restated to October 1, 2000 (filed with this document), File No. 1-6571.

10 (a) (ii)

Trust Agreement incorporated by reference to Exhibit 10(a) to the Company's Annual Report for 1988 on Form 10-K; amendment to Trust Agreement incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report for the period ended March 31, 1997 on Form 10-Q; Amended and Restated Defined Contribution Trust (filed with this document), File No. 1-6571.

10 (b)	The Company's 1987 Stock Incentive Plan (as amended).* Incorporated by reference to Exhibit 10(d) to the Company's Annual Report for 1990 on Form 10-K, File No. 1-6571.

10 (c)

The Company's 1992 Stock Incentive Plan (as amended).* Incorporated by reference to Exhibit 10(d) to the Company's Annual Report for 1992 on Form 10-K, File No. 1-6571; amendment of December 11, 1995 incorporated by reference to Exhibit 10(d) to the Company's Annual Report for 1995 on Form 10-K, File No. 1-6571.

10 (d)

The Company's 1997 Stock Incentive Plan.* Incorporated by reference to Exhibit 10 to the Company's Quarterly Report for the period ended September 30, 1997 on Form 10-Q; Amendment to 1997 Stock Incentive Plan incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report for the period ended March 31, 1999 on Form 10-Q, File No. 1-6571.

10 (e) (i)

Employment agreement between the Company and Richard Jay Kogan (as amended).* Incorporated by reference to Exhibit 10(e)(ii) to the Company's Annual Report for 1989 on Form 10-K; first amendment incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report for the period ended June 30, 1994 on Form 10-Q; second amendment incorporated by reference to Exhibit 10(e)(ii) to the Company's Annual Report for 1994 on Form 10-K; third amendment incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report for the period ended September 30, 1995 on Form 10-Q; fourth amendment incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report for the period ended March 31, 1998 on Form 10-Q; fifth amendment incorporated by reference to Exhibit 10(e)(ii) to the Company's Annual Report for 1998 on Form 10-K, File No. 1-6571.

10 (e) (ii)

Form of employment agreement between the Company and its executive officers effective upon a change of control.* Incorporated by reference to Exhibit 10(e)(iv) to the Company's Annual Report for 1994 on Form 10-K; Form of amendment incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report for the period ended September 30, 1999 on Form 10-Q, File no. 1-6571.

10 (e) (iii)	Employment agreement between the Company and Raul E. Cesan.* Incorporated by reference to Exhibit 10(e)(vi) to the Company's Annual Report for 1998 on Form 10-K, File No. 1-6571.

10 (e) (iv)

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

10 (e)(v)	Agreement between the Company and Robert P. Luciano.* Incorporated by reference to Exhibit 10(d) to the Company's Quarterly Report for the period ended March 31, 1998 on Form 10-Q, File No. 1-6571.

10 (f)

Amended and Restated Directors Deferred Compensation Plan and Trust related thereto.* Incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report for the period ended September 30, 1999 on Form 10-Q; Trust Agreement incorporated by reference to Exhibit 10(a) to the Company's Annual Report for 1998 on Form 10-K; amendment to Trust Agreement incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report for the period ended March 31, 1997 on Form 10-Q; Amended and Restated Defined Contribution Trust (filed with this document as Exhibit 10(a) (ii)), File No. 1-6571.

10 (g)

Supplemental Executive Retirement Plan and Trust related thereto.* Incorporated by reference to Exhibit 10(e) to the Company's Quarterly Report for the period ended March 31, 1998 on Form 10-Q; Amendment incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report for the period ended September 30, 1998 on Form 10-Q, Second Amendment to Supplemental Executive Retirement Plan effective as of October 1, 2000 (filed with this document); Amended and Restated Trust Agreement incorporated by reference to Exhibit 10(g) to the Company's Annual Report for 1998 on Form 10-K, File No. 1-6571.

10 (h)	Amended and Restated Directors' Stock Award Plan.* Incorporated by reference to Exhibit 10(c) to the Company's Quarterly Report for the period ended September 30, 1999 on Form 10-Q, File No. 1-6571.

10 (i)

Deferred Compensation Plan.* Incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report for the period ended September 30, 1995 on Form 10-Q; Deferred Compensation Plan as Amended and Restated to October 1, 2000 (filed with this document), File No. 1-6571.

10 (j)

Amended and Restated Directors Deferred Stock Equivalency Program.* Incorporated by reference to Exhibit 10(d) to the Company's Quarterly Report for the period ended September 30, 1999 on Form 10-Q, File No. 1-6571.

10 (k)

The Company's Form of Split Dollar Agreement and related Collateral Assignment between the Company and its Executive Officers.* Incorporated by reference to Exhibit 10(l) to the Company's Annual Report for 1997 on Form 10-K; amendments incorporated by reference to Exhibit 10(g) to the Company's Quarterly Report for the period ended March 31, 1998 on Form10-Q, File No. 1-6571.

10 (l)

The Company's Retirement Benefits Equalization Plan, Second Amendment effective as of October 1, 2000 (filed with this document).* Incorporated by reference to Exhibit 10(f) to the Company's Quarterly Report for the period ended March 31, 1998 on Form 10-Q; amendment incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report for the period ended September 30, 1998 on Form 10-Q, File No. 1-6571.

12	Computation of Ratio of Earnings to Fixed Charges (filed with this document).

13

The Financial Section of the Company's 2000 Annual Report to Shareholders. With the exception of those portions of said Annual Report which are specifically incorporated by reference in this Form 10-K (filed with this document), such report shall not be deemed filed as part of this Form 10-K.

21	Subsidiaries of the registrant (filed with this document).

23	Consents of experts and counsel (filed with this document).

24	Power of attorney (filed with this document).

*Compensatory plan, contract or arrangement.

All other exhibits are not applicable. Copies of above exhibits will be furnished upon request.

(b) Reports on Form 8-K.
None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Schering-Plough Corporation
(Registrant)
Date March 12, 2001
By /s/ Thomas H. Kelly
Thomas H. Kelly
Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
By	/s/ Richard Jay Kogan___________	By	_____________*______________
	Richard Jay Kogan		Donald L. Miller
	Chairman of the Board and Chief		Director
Executive Officer and Director

By	/s/ Raul E. Cesan_______________	By	_____________*______________
	Raul E. Cesan		H. Barclay Morley
	President and Chief Operating		Director
Officer and Director

By	/s/ Jack L. Wyszomierski ________	By	_____________*______________
	Jack L. Wyszomierski		Carl E. Mundy, Jr.
	Executive Vice President and		Director
Chief Financial Officer

By	/s/ Thomas H. Kelly_____________	By	_____________*______________
	Thomas H. Kelly		Richard de J. Osborne
	Vice President and Controller		Director
and Principal Accounting Officer

By	_____________*___________ _	By	_____________*______________
	Hans W. Becherer		Patricia F. Russo
	Director		Director

By	_____________*______________	By	_____________*___________ _
	Regina E. Herzlinger		Robert F. W. van Oordt
	Director		Director

By	_____________*______________	By	_____________*___________ _
	David H. Komansky		Arthur F. Weinbach
	Director		Director

By	_____________*______________	By	_____________*___________ _
	Robert P. Luciano		James Wood
	Director		Director

By	_____________*______________
Eugene R. McGrath
Director

*By	/s/ Thomas H. Kelly_ _________		Date: _____March 12, 2001______
Thomas H. Kelly
Attorney-in-fact

INDEPENDENT AUDITORS' REPORT

Schering-Plough Corporation, its Directors and Shareholders:

We have audited the financial statements of Schering-Plough Corporation and subsidiaries as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated February 16, 2001; such financial statements and report are included in your 2000 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Schering-Plough Corporation and subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/DELOITTE & TOUCHE LLP
Parsippany, New Jersey
February 16, 2001

SCHEDULE II

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

(Dollars in millions)

Valuation and qualifying accounts deducted from assets to which they apply:

Allowances for accounts receivable:
RESERVE		RESERVE	RESERVE
FOR DOUBTFUL		FOR CASH	FOR CLAIMS
ACCOUNTS		DISCOUNTS	AND OTHER	TOTAL
2000
Balance at beginning of year	$ 59	$ 22	$ 11	$ 92
Additions:
Charged to costs and
expenses	11	164	10	185
Deductions from reserves	(9)	(156)	(13)	(178)
Effects of foreign exchange	(1)	(1)	(1)	(3)
Balance at end of year	$ 60	$ 29	$ 7	$ 96

1999
Balance at beginning of year	$ 51	$ 18	$ 29	$ 98
Additions:
Charged to costs and
expenses	17	146	12	175
Deductions from reserves	(8)	(142)	(30)	(180)
Effects of foreign exchange	(1)	-	-	(1)
Balance at end of year	$ 59	$ 22	$ 11	$ 92

1998
Balance at beginning of year	$ 49	$ 14	$ 24	$ 87
Additions:
Charged to costs and
expenses	14	133	19	166
Deductions from reserves	(12)	(129)	(14)	(155)
Balance at end of year	$ 51	$ 18	$ 29	$ 98