Form 10-Q
period 2001-03-31
SCHERING PLOUGH CORP
filed 2001-05-15
CIK 310158

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

COMMISSION FILE NUMBER 1-6571

SCHERING-PLOUGH CORPORATION

Incorporated in New Jersey	22-1918501
2000 Galloping Hill Road	(I.R.S. Employer Identification No.)
Kenilworth, NJ 07033	(908) 298-4000
(telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

YES X	NO

Common Shares Outstanding as of April 30, 2001: 1,463,056,762

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED INCOME

(UNAUDITED)

(Amounts in millions, except per share figures)

	Three months Ended March 31,

	2001	2000

Net sales	$2,319	$2,389
Costs and expenses:
Cost of sales	470	457
Selling, general and administrative	852	841
Research and development	289	290
Other income, net	(25)	(25)
	1,586	1,563
Income before income taxes	733	826
Income taxes	169	198
Net income	$ 564	$ 628

Diluted earnings per common share	$ .38	$ .42

Basic earnings per common share	$ .39	$ .43

Dividends per common share	$ .14	$ .125

See notes to consolidated financial statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in millions, except per share figures)

	March 31,	December 31,
	2001	2000

Assets
Cash and cash equivalents	$ 2,474	$ 2,397
Accounts receivable, net	1,454	1,413
Inventories	981	951
Prepaid expenses, deferred income
taxes and other current assets	1,021	959
Total current assets	5,930	5,720
Property, plant and equipment	5,031	4,927
Less accumulated depreciation	1,616	1,565
Property, net	3,415	3,362
Intangible assets, net	643	627
Other assets	1,094	1,096
	$ 11,082	$ 10,805

Liabilities and Shareholders' Equity
Accounts payable	$ 1,047	$ 1,031
Short-term borrowings and current
portion of long-term debt	975	994
Other accrued liabilities	1,617	1,620
Total current liabilities	3,639	3,645
Long-term liabilities	1,028	1,041
Shareholders' Equity:
Preferred shares - $1 par value;
issued: none	-	-
Common shares - $.50 par value;
issued: 2,030	1,015	1,015
Paid-in capital	1,000	974
Retained earnings	10,176	9,817
Accumulated other comprehensive income	(372)	(318)
Total	11,819	11,488
Less treasury shares: 2001 - 567 shares;
2000 - 567 shares, at cost	5,404	5,369
Total shareholders' equity	6,415	6,119
	$ 11,082	$ 10,805

See notes to consolidated financial statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

(UNAUDITED)

(Amounts in millions)

	2001	2000

Operating Activities:
Net Income	$ 564	$ 628
Depreciation and amortization	84	76
Accounts receivable	(73)	(174)
Inventories	(49)	(31)
Prepaid expenses and other assets	(84)	31
Accounts payable and other liabilities	40	109
Net cash provided by operating activities	482	639

Investing Activities:
Capital expenditures	(129)	(100)
Purchases of investments	(40)	(40)
Reduction of investments	10	-
Other, net	1	1
Net cash used for investing activities	(158)	(139)

Financing Activities:
Cash dividends paid to common shareholders	(205)	(184)
Common shares repurchased	(34)	(355)
Net change in short-term borrowings	(17)	(73)
Other, net	10	9
Net cash used for financing activities	(246)	(603)

Effect of exchange rates on cash and
cash equivalents	(1)	(1)
Net increase (decrease) in cash and
cash equivalents	77	(104)
Cash and cash equivalents, beginning
of period	2,397	1,876
Cash and cash equivalents, end of period	$ 2,474	$ 1,772

See notes to consolidated financial statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in millions)

Basis of Presentation

The unaudited financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain prior year amounts have been reclassified to conform to the current year presentation. The statements should be read in conjunction with the accounting policies and notes to consolidated financial statements included in the Company's 2000 Annual Report on Form 10-K.

In the opinion of management, the financial statements reflect all adjustments necessary for a fair statement of the operations for the interim periods presented.

Recently Issued Accounting Standards

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 (SFAS No.133), "Accounting for Derivative Instruments and Hedging Activities." The Company makes limited use of derivative financial instruments and, as a result, the effect of adoption was not material.

SFAS No. 133, as amended, requires all derivatives to be recorded on the balance sheet at fair value. The effective portion of qualifying cash flow hedges are recognized in income when the hedged item affects income. Changes in the fair value of derivatives that qualify as fair value hedges, along with the change in the fair value of the hedged risk, are recognized in income as they occur. Changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of qualifying hedges, are recognized in income as they occur.

Risks, policy and objectives - The Company is exposed to market risk primarily from changes in foreign currency exchange rates and, to a lesser extent, from interest rate and equity price changes. In general, such market risks are not material to the Company.

To date, management has not deemed it cost-effective to engage in a formula-based program of hedging the profits and cash flows of foreign operations using derivative financial instruments. Because the Company's foreign subsidiaries purchase significant quantities of inventory payable in U.S. dollars, managing the level of inventory and related payables and the rate of inventory turnover provides a level of protection against adverse changes in exchange rates. In addition, the risk of adverse exchange rate change is mitigated by the fact that the Company's foreign operations are widespread. From time to time, the Company will hedge selective foreign currency risks with derivatives.

In addition, the Company uses derivative instruments to hedge the fair value of certain equity investments and, on a limited basis, the Company will hedge selective exposures to interest rate risks.

Interest Rate Hedges - During 1999, the Company purchased a $200 variable rate, three-month time deposit. The Company intends to roll over this time deposit every three months until November 2003. To hedge the variable rate risk, the Company has entered into an interest rate swap that matures in November 2003. Under the swap the Company receives a fixed rate of approximately 5.6% and pays a variable rate. This swap is designated as a cash flow hedge with the effective portion of the swap deferred until the transaction being hedged is recorded into earnings. The amount of hedge ineffectiveness and the impact on comprehensive income and accumulated other comprehensive income in the quarter ended March 31, 2001 was not material to the Company's financial statements. The amount of the gain or loss expected to be reclassified to earnings within the next twelve months is not material to the Company's financial statements.

In addition, the Company had utilized interest rate swaps as part of its international cash management strategy. These swaps are not designated as hedging instruments and, accordingly, the changes in fair value are recorded in earnings.

Equity Security Price Hedges - Equity investments acquired in connection with in-licensing agreements are subject to market price risk. The Company has hedged certain of these investments with equity swaps. These swaps are designated as fair value hedges. The amount of hedge ineffectiveness and the amount excluded from the assessment of effectiveness in the quarter ended March 31, 2001 were not material. Gains and losses on these equity swaps are recorded in other, net.

Earnings Per Common Share

The shares used to calculate basic and diluted earnings per common share are reconciled as follows (number of shares in millions):

	Three Months Ended March 31,

	2001	2000

Average shares outstanding for basic earnings per share	1,463	1,468
Dilutive effect of options and deferred stock units	9	11
Average shares outstanding for diluted earnings per share	1,472	1,479

As of March 31, 2001, there were 9 million options outstanding with exercise prices higher than the average price of the Company's common stock. Accordingly, these options are not included in the dilutive effects indicated above.

Comprehensive Income

Total comprehensive income for the three months ended March 31, 2001 and 2000 was $510 and $602, respectively.

Inventories

Inventories consisted of:
	March 31,	December 31,
	2001	2000

Finished products	$ 389	$ 459
Goods in process	297	261
Raw materials and supplies	295	231
Total inventories	$ 981	$ 951

Legal and Environmental Matters

The Company has responsibilities for environmental cleanup under various state, local and federal laws, including the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund. At several Superfund sites (or equivalent sites under state law), the Company is alleged to be a potentially responsible party (PRP). The Company estimates its obligations for cleanup costs for Superfund sites based on information obtained from the federal Environmental Protection Agency, an equivalent state agency and/or studies prepared by independent engineers, and on the probable costs to be paid by other PRPs. The Company records a liability for environmental assessments and/or cleanup when it is probable a loss has been incurred and the amount can be estimated reasonably.

The Company is also involved in various other claims and legal proceedings of a nature considered normal to its business, including product liability cases. The estimated costs the Company expects to pay in these cases are accrued when the liability is considered probable and the amount can be estimated reasonably. Consistent with trends in the pharmaceutical industry, the Company is self-insured for certain events.

The recorded liabilities for the above matters at March 31, 2001 and the related expenses incurred during the three months ended March 31, 2001 were not material. Expected insurance recoveries have not been considered in determining the costs for environmental-related liabilities. Management believes that, except for the matters discussed in the following paragraphs, it is remote that any material liability in excess of the amounts accrued will be incurred.

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

One of the federal cases was a class action on behalf of approximately two-thirds of all retail pharmacies in the United States and alleged a price-fixing conspiracy. The Company, in February 1996, agreed to settle the federal class action for a total of $22, which has been paid in full. The United States District Court in Illinois approved the settlement of the federal class action in June 1996. In June 1997, the Seventh Circuit Court of Appeals dismissed all appeals from that settlement, and it is not subject to further review. The defendants that did not settle the class action proceeded to trial in September 1998. The trial ended in November 1998 with a directed verdict in the defendants' favor.

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

The Company has settled all the state retailer actions, except Alabama. The settlement in principal of the California retailer action occurred during March 2001. The settlement amounts were not material to the Company. In June 1999, the Alabama Supreme Court reversed the denial of a motion for judgment on the pleadings in the Alabama retailer case. The court held that the Alabama antitrust law did not apply to conspiracies alleged to be in interstate commerce. Based on that ruling, the Alabama retailer case has been dismissed. Subsequently, the District Attorney for the First Judicial Circuit filed a complaint on behalf of Alabama consumers under the State's Deceptive Trade Practices Act.

The Company has settled or otherwise disposed of all the state consumer cases. The settlement amounts were not material to the Company.

The Company has settled several other groups of similar federal antitrust cases brought by food and drug chain retailers and independent retailer stores comprising about 22 percent of the prescription drug retail market. The settlement amounts were not material to the Company.

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

The Company is responding to investigations by the Department of Health and Human Services, the Department of Justice and certain states into certain industry and Company practices regarding average wholesale price (AWP). These investigations include a Department of Justice review of the merits of a federal action filed by a private entity on behalf of the United States in the United States District Court for the Southern District of Florida, as well as an investigation by the United States Attorney's Office for the District of Massachusetts, regarding, inter alia, whether the AWP set by pharmaceutical companies for certain drugs improperly exceeds the average prices paid by dispensers and, as a consequence, results in unlawful inflation of certain government drug reimbursements that are based on AWP or wholesale acquisition cost. The U.S. Attorney's Office for the District of Massachusetts is also investigating whether the Company's sales of a product that was repackaged for sale by a managed care organization should have been included in the Company's Medicaid best price calculations. In March 2001, the Company received a subpoena from the Massachusetts Attorney General's office seeking documents concerning the use of AWP and other pricing and/or marketing practices. The Company is cooperating with these investigations. It is not possible to predict the outcome of these investigations, which could include the imposition of fines, penalties and injunctive or administrative remedies.

During the third quarter of 2000, the Company's generic subsidiary, Warrick Pharmaceuticals, was sued by the state of Texas. The lawsuit alleges that Warrick supplied the state with false reports of wholesale prices, which caused the state to pay Medicaid claims on prescriptions of Warrick's albuterol sulfate solution at a higher than justified level. The state seeks damages of $54 against Warrick, including treble damages and penalties. It is not possible to predict the outcome of the litigation, which could result in the imposition of fines, penalties and injunctive or administrative remedies.

On April 2, 2001, the FTC started an administrative proceeding against the Company, Upsher-Smith, Inc. (Upsher-Smith) and Lederle. The complaint alleges anti-competitive effects from the settlement of patent lawsuits between the Company and Lederle and the Company and Upsher-Smith. The lawsuits that were settled related to generic versions of K-DUR, the Company's long-acting potassium chloride product, which was the subject of Abbreviated New Drug Applications filed by Lederle and Upsher-Smith. The litigation is in its early stages. The Company believes that its actions have been lawful and proper, and intends to defend itself vigorously. However, it is not possible to predict the outcome of the investigation, which could result in the imposition of injunctive or administrative remedies.

Following the commencement of the FTC administrative proceeding, alleged class action suits were filed on behalf of direct and indirect purchasers of K-DUR against the Company, Upsher-Smith and Lederle in United States District Courts in New Jersey (six suits) and Philadelphia, and in state courts in California (two suits), Florida, Alabama, Tennessee (two suits) and Minnesota. These suits all allege essentially the same facts and claim violations of federal and state antitrust laws, as well as other state statutory and/or common law causes of action. The Company believes that it has substantial defenses and intends to defend itself vigorously.

In January 2000, a jury found that the Company's PRIME PAC® PRRS (Porcine Respiratory and Reproductive Syndrome) vaccine infringed a patent owned by Boehringer Ingelheim Vetmedica, Inc. An injunction was issued in August 2000 barring further sales of the Company's vaccine. The Company has filed post-trial motions, currently pending, for either a reversal of the jury's verdict or a new trial. The Company believes it should prevail, either through the post-trial motions or on appeal. However, as with any litigation, there can be no assurance that the Company will prevail.

On February 15, 2001, the Company stated in a press release that the FDA has been conducting inspections of the Company's manufacturing facilities in New Jersey and Puerto Rico and has issued reports citing deficiencies concerning compliance with current GMPs, primarily relating to production processes, controls and procedures. The next day, February 16, 2001, a lawsuit was filed in the United States District Court for the District of New Jersey against the Company and certain named officers alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Additional lawsuits of the same tenor followed, and others may be filed. The plaintiffs in the suits purport to represent classes of shareholders who purchased shares of Company stock between dates as early as March 2, 2000 and February 15, 2001, the date of the press release. In May 2001, a lawsuit was filed in the United States District Court for the District of New Jersey against the Company and certain named officers alleging substantially the same violations of the Securities Exchange Act of 1934 as alleged in the putative class actions described above in this paragraph, as well as alleging violations of Section 11 of the Securities Act of 1933 and failure to disclose information which is the subject matter of the FTC administrative proceeding described above. The plaintiff in this suit purports to represent a class of shareholders who purchased shares of Company stock between July 25, 2000 and March 30, 2001, the last business day before the Company issued a press release relating to the FTC administrative proceeding. Each of these lawsuits is in the very early stages. The Company believes that it has substantial defenses and intends to defend the suits vigorously.

In addition to the lawsuits described in the immediately preceding paragraph, one lawsuit was filed in the United States District Court for the District of New Jersey and two lawsuits were filed in New Jersey state court against the Company (as a nominal defendant) and certain officers, directors and a former director seeking damages on behalf of the Company including disgorgement of trading profits made by defendants allegedly obtained on the basis of material inside information. The complaints in each of those three lawsuits relate to the issues described in the Company's February 15, 2001, press release, and allege a failure to disclose material information and breach of fiduciary duty by the directors. Each of these lawsuits is a shareholder derivative action that purports to assert claims on behalf of the Company, but as to which no demand was made on the Board of Directors and no decision has been made on whether the Company can or should pursue such claims. Each of these lawsuits is in the very early stages.

INDEPENDENT ACCOUNTANTS' REPORT

To the Shareholders and Board of Directors of

Schering-Plough Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Schering-Plough Corporation and subsidiaries (the "Corporation") as of March 31, 2001, and the related statements of consolidated income and cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Schering-Plough Corporation and subsidiaries as of December 31, 2000, and the related statements of consolidated income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 16, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/Deloitte & Touche LLP

Parsippany, New Jersey

May 15, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - three months ended March 31, 2001 compared with the corresponding period in 2000.

Net Sales

Consolidated net sales for the first quarter totaled $2.3 billion, a decrease of $70 million or 3 percent compared with the same period in 2000. Excluding the effect of foreign currency exchange rate fluctuations, consolidated net sales declined 1 percent in the quarter. Net sales in the United States decreased 7 percent versus the first quarter of 2000. U.S. sales were negatively impacted by the manufacturing issues discussed below. International sales advanced 4 percent (11 percent excluding exchange).

Net sales by major therapeutic category for the first quarter were as follows ($ in millions):
	2001	2000	%
Allergy & Respiratory	$ 927	$ 956	(3)
Anti-infective & Anticancer	525	492	7
Cardiovasculars	164	183	(11)
Dermatologicals	142	172	(17)
Other Pharmaceuticals	191	209	(9)
Animal Health	153	156	(2)
Foot Care	79	90	(13)
Over-the-Counter (OTC)	56	43	31
Sun Care	82	88	(6)
Consolidated net sales	$ 2,319	$ 2,389	(3)

Worldwide net sales of allergy and respiratory products declined 3 percent in the quarter. Worldwide net sales of the CLARITIN line of nonsedating antihistamines totaled $718 million for the quarter, up 8 percent, as compared with $665 million for the corresponding period in 2000. The increase in the CLARITIN brand was due primarily to continued expansion in the U.S. antihistamine market, tempered by market share declines. Sales of NASONEX, a once-daily corticosteroid for seasonal allergic rhinitis, increased 13 percent due to strength in most major international markets. NASONEX sales were also favorably impacted by expansion in the nasal-inhaled steroid market and increases in market share as it continues to capture share from VANCENASE. Sales of VANCENASE allergy products and VANCERIL, an orally inhaled steroid for asthma, declined $53 million and $26 million, respectively, due mainly to manufacturing issues.

Net sales of worldwide anti-infective and anticancer products increased 7 percent in the first quarter of 2001. Growth was led by worldwide sales of TEMODAR, a chemotherapy agent for treating certain types of brain tumors, and international sales of REMICADE, marketed for Crohn's disease and rheumatoid arthritis, with sales of $43 million and $27 million, respectively. Combined worldwide sales of INTRON A, PEG-INTRON, a longer-acting form of INTRON A, and REBETRON Combination Therapy, containing REBETOL Capsules and INTRON A Injection, totaled $326 million, down 3 percent from 2000. The decrease reflects a decline in the hepatitis C market attributable to anticipated approval of newer therapies.

Worldwide net sales of cardiovascular products decreased 11 percent in the quarter primarily due to lower sales in the United States. Sales of IMDUR, an oral nitrate for angina, declined due to continued generic competition. The decrease was tempered by higher sales of INTEGRILIN, a platelet aggregation inhibitor for the treatment of patients with acute coronary syndromes, due to increased utilization.

Dermatological products' worldwide net sales decreased 17 percent in the first quarter. Sales of LOTRISONE, a topical antifungal/anti-inflammatory, declined due to fluctuations in U.S. trade inventory levels.

Worldwide sales of animal health products decreased 2 percent in the first quarter. The decline in sales was due to manufacturing issues in the United States, coupled with the impact of bovine spongiform encephalopathy (BSE or Mad Cow disease) and foot and mouth disease (FMD) in Europe. These decreases were tempered by the June 2000 acquisition of the animal health business of Takeda Chemical Industries, Ltd. in Japan.

Net sales of foot care products decreased 13 percent mainly due to increasing competition.

OTC product sales increased 31 percent in the first quarter of 2001 due to higher sales of cough and cold products.

First quarter sales of sun care products were down 6 percent, primarily due to fluctuations in trade buying patterns.

Costs and Expenses

Cost of sales as a percentage of sales increased to 20.3 percent in the quarter from 19.1 percent in 2000. The increase was primarily due to costs associated with the Company's ongoing commitment to resolve manufacturing issues described in the penultimate paragraph in Additional Factors Influencing Operations below, shifts in sales mix and unfavorable foreign exchange impacts, tempered by lower royalties.

Selling, general and administrative expenses represented 36.7 percent of sales in the first quarter of 2001 compared with 35.2 percent last year. The increase in this ratio was primarily due to lower sales. SG&A expenditures in the first quarter of 2001 were up slightly versus 2000 spending levels due to the year-to-year impact of field force expansions.

Research and development spending was flat versus 2000 and represented 12.5 percent of sales in 2001 and 12.1 percent in 2000. R&D spending reflects the timing of the Company's funding of both internal research efforts and research collaborations with various partners to discover and develop a steady flow of innovative products. In addition, there was, and will continue to be, a sharing of research expenses related to the Company's partnership with Merck announced in May 2000.

Income before income taxes decreased 11 percent for the quarter compared with 2000, and represented 31.6 percent of sales versus 34.6 percent last year.

The effective tax rate was 23.0 percent in the three-month period of 2001 and 24.0 percent in 2000. The decrease was primarily due to increased sales of products manufactured in jurisdictions with lower tax rates.

Diluted earnings per common share decreased 10 percent in the first quarter to $.38 from $.42 in 2000. Excluding the impact of exchange rate fluctuations, diluted earnings per common share decreased 5 percent in the first quarter. Basic earnings per common share declined 9 percent to $.39 from $.43 for the same period.

Additional Factors Influencing Operations

In the United States, many of the Company's pharmaceutical products are subject to increasingly competitive pricing as managed care groups, institutions, government agencies and other buying groups seek price discounts. In most international markets, the Company operates in an environment of government-mandated cost-containment programs. In the U.S. market, the Company and other pharmaceutical manufacturers are required to provide statutorily defined rebates to various government agencies in order to participate in Medicaid, the veterans health care program and other government-funded programs. Several governments have placed restrictions on physician prescription levels and patient reimbursements, emphasized greater use of generic drugs and enacted across-the-board price cuts as methods to control costs.

Since the Company is unable to predict the final form and timing of any future domestic and international governmental or other health care initiatives, their effect on operations and cash flows cannot be reasonably estimated. Similarly, the effect on operations and cash flows of decisions of government entities, managed care groups and other buying groups concerning formularies, pharmaceutical reimbursement policies and availability of the Company's pharmaceutical products cannot be reasonably estimated.

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

Uncertainties inherent in government regulatory approval processes, including, among other things, delays in approval of new products, formulations or indications, may also affect the Company's operations. The effect on operations of regulatory approval processes cannot be predicted.

The Company is subject to the jurisdiction of various national, state and local regulatory agencies and is, therefore, subject to potential administrative actions. Of particular importance is the Food and Drug Administration (FDA) in the United States. It has jurisdiction over all the Company's businesses and administers requirements covering the testing, safety, effectiveness, approval, manufacturing, labeling and marketing of the Company's products. From time to time, agencies, including the FDA, may require the Company to address various manufacturing, advertising, labeling or other regulatory issues, such as those noted below relating to the Company's current manufacturing issues. Failure to comply with governmental regulations can result in delays in the release of products, seizure or recall of products, suspension or revocation of the authority necessary for the production and sale of products, discontinuance of products, fines and other civil or criminal sanctions. Any such result could have a material adverse effect on the Company, its financial position or its results of operations. Additional information regarding government regulation and cautionary factors that may affect future results is provided in Part I, Item I, Business, in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, which is incorporated by reference herein.

From time to time, the Company has received Warning Letters from the FDA pertaining to various manufacturing issues. Among these, the Company has received a Warning Letter from the FDA relating specifically to manufacturing issues identified during FDA inspections of the Company's aerosol products (PROVENTIL, including other albuterol products, and VANCERIL) manufacturing facilities in New Jersey. The Company is implementing remedial actions at these facilities. The Company has met with the FDA on several occasions to apprise the agency of the scope and status of these activities. The Company cannot predict whether its remedial actions will resolve the FDA's concerns, whether the FDA will take any further action, or the effect of this matter on the Company's operations.

Under certain circumstances, the Company may deem it advisable to initiate product recalls. In 1999, the Company voluntarily chose to initiate several recalls, including a recall of certain shipments of PROVENTIL, including other albuterol products, and VANCERIL manufactured at its New Jersey facilities. In the first quarter of 2000, the Company voluntarily expanded the recall to include shipments manufactured prior to September 30, 1999. The cost of the recall did not have a significant impact on the financial results of the Company.

On May 11, 2001, the FDA held a joint meeting of its Nonprescription Drugs Advisory Committee and its Pulmonary-Allergy Drugs Advisory Committee to consider a citizens' petition filed with the FDA by a health insurance company requesting that loratadine and two other antihistamines marketed by other companies be switched from prescription to over-the-counter (OTC) status. The panel voted 19-4 in a non-binding recommendation that loratadine has a safety profile acceptable for OTC marketing. The panel also had serious concerns regarding appropriate OTC labeling. Additional issues on the lack of use studies as well as patient access were also noted. The Company opposed the petition which it maintains would force patients to self-diagnose, self-treat and pay the entire cost of their allergy medications, thus raising serious questions about quality of care and costs for patients. Further, the Company believes that there are significant legal and public policy issues that would be raised if the FDA were to require an OTC switch without drug-sponsor support. However, the ultimate resolution of the citizens' petition cannot be predicted, and a final resolution mandating an OTC switch of loratadine could have a material adverse effect on the Company, its financial position or its results of operations.

In February 2001, the Company reported that manufacturing process and control issues have led to reduced sales of certain products in the U.S. marketplace, with the result that first quarter and full-year 2001 sales and earnings will be lower than expected. The extent of this impact will depend upon the timing and nature of a resolution of the manufacturing issues. The Company said that the FDA has been conducting inspections of the Company's manufacturing facilities in New Jersey and Puerto Rico, and has issued reports citing deficiencies concerning compliance with current Good Manufacturing Practices (GMPs), primarily relating to production processes, controls and procedures. The FDA has advised the Company that GMP deficiencies cited in facility inspection reports must be resolved prior to granting approval of the Company's pending New Drug Application (NDA) for CLARINEX (desloratadine) Tablets. Among the issues affecting the Company's ability to manufacture and ship certain pharmaceutical products has been the temporary interruption of some production lines to install system upgrades and further enhance compliance, and other technical production and equipment qualification issues. As part of its effort to improve manufacturing and quality-control functions, the Company will continue to invest in new equipment, process and system improvements. In addition, the Company has increased the number of personnel dedicated to quality control and compliance. While the Company has taken extensive measures intended to enhance its manufacturing processes and controls, the Company notes that the FDA's inspection reports and its own internal reviews indicate that improvements are required.

As described in part in each of the note entitled Legal and Environmental Matters above, in Item 1, Legal Proceedings, of Part II of this report, and in Part I, Item 1, Business, in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, which is incorporated by reference herein, the pricing, marketing programs and arrangements and related business practices of the Company and other participants in the health care industry are under increasing scrutiny from federal and state regulatory, investigative, prosecutorial and administrative entities. These entities include the Department of Justice, the Office of Inspector General of the Department of Health and Human Services, the FDA, the FTC and various state Attorneys General offices. Many of the health care laws under which certain of these governmental entities operate, including the federal and state "anti-kickback" statutes and statutory and common law "false claims" laws, have been construed broadly by the courts and permit the government entities to exercise significant discretion. In the event that any of those governmental entities believes that wrongdoing has occurred, one or more of them could institute civil or criminal proceedings, which, if instituted and resolved unfavorably, could subject the Company to fines, penalties, and administrative remedies, including exclusion from government reimbursement programs. Any such result could have a material adverse effect on the Company, its financial position or its results of operations.

Liquidity and financial resources - three months ended March 31, 2001

Net income generated from operations continues to be the Company's major source of funds to finance working capital, shareholder dividends, common share repurchases and capital expenditures. Cash provided by operating activities was $482 million for the first three months of 2001, a decrease of $157 million from 2000. This change was due to the decrease in net income, as well as the timing of receipts and disbursements.

Cash was also used in the first quarter to fund capital expenditures of $129 million. The Company anticipates that capital expenditures will exceed $750 million in 2001.

In the first quarter of 2001, cash was used to repurchase shares for $34 million. In February 2000, the Board of Directors authorized the repurchase of $1.5 billion of the Company's common shares. As of March 31, 2001, this program was approximately 36 percent complete. The Company has suspended its repurchase activity and intends to restart that program when it deems it prudent to do so. Cash was also used to pay shareholder dividends of $205 million in the first quarter of 2001. In April 2001, the Board of Directors increased the quarterly dividend by 14 percent to $.16 from $.14 per common share.

The Company's liquidity and financial resources continue to be sufficient to meet its operating needs.

Cautionary Factors That May Affect Future Results

Management's discussion and analysis set forth above contains certain forward-looking statements, including statements regarding the Company's financial position and results of operations. These forward-looking statements are based on current expectations. Certain factors have been identified by the Company in Item 1 of the Company's December 31, 2000, Form 10-K filed with the Securities and Exchange Commission, which could cause the Company's actual results to differ materially from expected and historical results. Item 1 from the Form 10-K is incorporated by reference herein.

Item 3. Market Risk Disclosures

As discussed in the 2000 Annual Report to Shareholders, the Company's exposure to market risk from changes in foreign currency exchange rates and interest rates, in general, is not material.

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings

Item 3, Legal Proceedings, of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, is incorporated by reference herein.

On April 2, 2001, the FTC started an administrative proceeding against the Company, Upsher-Smith, Inc. (Upsher-Smith) and ESI Lederle, Inc. (Lederle). The complaint alleges anti-competitive effects from the settlement of patent lawsuits between the Company and Lederle and the Company and Upsher-Smith. The lawsuits that were settled related to generic versions of K-DUR, the Company's long-acting potassium chloride product, which was the subject of Abbreviated New Drug Applications filed by Lederle and Upsher-Smith. The litigation is in its early stages. The Company believes that its actions have been lawful and proper, and intends to defend itself vigorously. However, it is not possible to predict the outcome of the investigation, which could result in the imposition of injunctive or administrative remedies.

Following the commencement of the FTC administrative proceeding, alleged class action suits were filed on behalf of direct and indirect purchasers of K-DUR against the Company, Upsher-Smith and Lederle in United States District Courts in New Jersey (six suits) and Philadelphia, and in state courts in California (two suits), Florida, Alabama, Tennessee (two suits) and Minnesota. These suits all allege essentially the same facts and claim violations of federal and state antitrust laws, as well as other state statutory and/or common law causes of action. The Company believes that it has substantial defenses and intends to defend itself vigorously.

On February 15, 2001, the Company stated in a press release that the FDA has been conducting inspections of the Company's manufacturing facilities in New Jersey and Puerto Rico and has issued reports citing deficiencies concerning compliance with current GMPs, primarily relating to production processes, controls and procedures. The next day, February 16, 2001, a lawsuit was filed in the United States District Court for the District of New Jersey against the Company and certain named officers alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Additional lawsuits of the same tenor followed, and others may be filed. The plaintiffs in the suits purport to represent classes of shareholders who purchased shares of Company stock between dates as early as March 2, 2000 and February 15, 2001, the date of the press release. In May 2001, a lawsuit was filed in the United States District Court for the District of New Jersey against the Company and certain named officers alleging substantially the same violations of the Securities Exchange Act of 1934 as alleged in the putative class actions described above in this paragraph, as well as alleging violations of Section 11 of the Securities Act of 1933 and failure to disclose information which is the subject matter of the FTC administrative proceeding described above. The plaintiff in this suit purports to represent a class of shareholders who purchased shares of Company stock between July 25, 2000 and March 30, 2001, the last business day before the Company issued a press release relating to the FTC administrative proceeding. Each of these lawsuits is in the very early stages. The Company believes that it has substantial defenses and intends to defend the suits vigorously.

In addition to the lawsuits described in the immediately preceding paragraph, one lawsuit was filed in the United States District Court for the District of New Jersey and two lawsuits were filed in New Jersey state court against the Company (as a nominal defendant) and certain officers, directors and a former director seeking damages on behalf of the Company including disgorgement of trading profits made by defendants allegedly obtained on the basis of material inside information. The complaints in each of those three lawsuits relate to the issues described in the Company's February 15, 2001, press release, and allege a failure to disclose material information and breach of fiduciary duty by the directors. Each of these lawsuits is a shareholder derivative action that purports to assert claims on behalf of the Company, but as to which no demand was made on the Board of Directors and no decision has been made on whether the Company can or should pursue such claims. Each of these lawsuits is in the very early stages.

Reference is made to the seventh paragraph of Item 3, Legal Proceedings, of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, relating to the state retailer actions. The settlement in principal of the California retailer action occurred during March 2001.

Reference is made to the fifteenth paragraph of Item 3, Legal Proceedings, of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, relating to CLARITIN patent litigation. In each case, the Company has filed suit in federal court seeking a ruling that the applicable ANDA submission and proposed marketing of a generic product constitute willful infringement of the Company's patent and that the challenge to the patent is without merit. The Company believes that it should prevail in these suits. However, as with any litigation, there can be no assurance that the Company will prevail.

Reference is made to the seventeenth paragraph of Item 3, Legal Proceedings, of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, relating to AWP investigations. In March 2001, the Company received a subpoena from the Massachusetts Attorney General's office seeking documents concerning the use of AWP and other pricing and/or marketing practices. The Company is cooperating with this investigation. It is not possible to predict the outcome of this investigation, which could include the imposition of fines, penalties and injunctive or administrative remedies.
Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Shareholders was held on April 24, 2001.

(b)	Not applicable.

(c)	The designation by the Board of Directors of Deloitte & Touche LLP to audit the books and accounts of the Company for the year ended December 31, 2001 was ratified by a vote of shares as follows:

FOR	AGAINST	ABSTAIN

1,197,323,599	8,489,787	5,617,713

Five nominees for director were elected for a three-year term by a vote of shares, as follows:

3-Year Term	FOR	WITHHELD

Richard Jay Kogan	1,184,957,641	26,473,458
David H. Komansky	1,194,215,849	17,215,250
Eugene R. McGrath	1,194,636,490	16,794,609
Donald L. Miller	1,194,161,526	17,269,573
Richard de J. Osborne	1,194,493,579	16,937,520

Voting on the proposal concerning pharmaceutical pricing was as follows:

FOR	AGAINST	ABSTAIN

63,447,806	865,734,166	84,206,118

(d)	None

Item 6.	Exhibits and Reports on Form 8-K

(a):	Exhibits - The following Exhibits are filed with this document

Exhibit Number	Description
4	Amendment to By-laws effective April 24, 2001
15	Awareness letter

(b)	Reports on Form 8-K:

No report was filed during the three months ended March 31, 2001.

SIGNATURE(S)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Schering-Plough Corporation
(Registrant)

Date May 15, 2001	/s/Thomas H. Kelly
Thomas H. Kelly Vice President and Controller (Duly Authorized Officer and Chief Accounting Officer)