Form 10-Q
period 2001-06-30
SCHERING PLOUGH CORP
filed 2001-08-13
CIK 310158

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

YES    X       NO

Common Shares Outstanding as of July 31, 2001: 1,463,534,577

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(UNAUDITED)
(Amounts in millions, except per share figures)

	Three months Ended June 30,		Six months Ended June 30,

	2001	2000	2001	2000

Net sales	$ 2,630	$ 2,626	$ 4,949	$ 5,015
Costs and Expenses:
Cost of sales	535	489	1,005	946
Selling, general and administrative	967	977	1,819	1,818
Research and development	334	345	624	635
Other income, net	(29)	(19)	(55)	(44)
	1,807	1,792	3,393	3,355
Income before income taxes	823	834	1,556	1,660
Income taxes	189	200	358	398
Net income	$ 634	$ 634	$ 1,198	$ 1,262

Diluted earnings per common share	$ .43	$ .43	$ .81	$ .85

Basic earnings per common share	$ .43	$ .43	$ .82	$ .86

Dividends per common share	$ .16	$ .14	$ .30	$ .265

See notes to consolidated financial statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Amounts in millions, except per share figures)

	June 30,	December 31,
	2001	2000

Assets
Cash and cash equivalents	$ 2,560	$ 2,397
Accounts receivable, net	1,614	1,413
Inventories	975	951
Prepaid expenses, deferred income
taxes and other current assets	983	959
Total current assets	6,132	5,720
Property, plant and equipment	5,174	4,927
Less accumulated depreciation	1,657	1,565
Property, net	3,517	3,362
Intangible assets, net	632	627
Other assets	1,129	1,096
	$ 11,410	$ 10,805

Liabilities and Shareholders' Equity
Accounts payable	$ 1,036	$ 1,031
Short-term borrowings and current portion of long-term debt	879	994
Other accrued liabilities	1,636	1,620
Total current liabilities	3,551	3,645
Long-term liabilities	1,031	1,041
Shareholders' Equity:
Preferred shares - $1 par value;
issued: none	-	-
Common shares - $.50 par value;
issued: 2,030	1,015	1,015
Paid-in capital	1,015	974
Retained earnings	10,575	9,817
Accumulated other comprehensive income	(373)	(318)
Total	12,232	11,488
Less treasury shares: 2001 - 566 shares; 2000 - 567 shares, at cost	5,404	5,369
Total shareholders' equity	6,828	6,119
	$ 11,410	$ 10,805

See notes to consolidated financial statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
(UNAUDITED)
(Amounts in millions)

	2001	2000

Operating Activities:
Net Income	$ 1,198	$ 1,262
Depreciation and amortization	159	148
Accounts receivable	(246)	(400)
Inventories	(39)	(4)
Prepaid expenses and other assets	(78)	(41)
Accounts payable and other liabilities	57	163
Net cash provided by operating activities	1,051	1,128

Investing Activities:
Capital expenditures	(301)	(252)
Purchases of investments	(47)	(50)
Reduction of investments	14	12
Other, net	11	(45)
Net cash used for investing activities	(323)	(335)

Financing Activities:
Cash dividends paid to common shareholders	(441)	(390)
Common shares repurchased	(34)	(445)
Net change in short-term borrowings	(110)	139
Other, net	23	69
Net cash used for financing activities	(562)	(627)

Effect of exchange rates on cash and
cash equivalents	(3)	(3)
Net increase in cash and cash equivalents	163	163
Cash and cash equivalents, beginning
of period	2,397	1,876
Cash and cash equivalents, end of period	$ 2,560	$ 2,039

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

Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 will require all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, thereby eliminating the pooling-of-interests method. SFAS No. 142 will eliminate the amortization of goodwill after January 1, 2002 and will require periodic testing of goodwill for impairment. If goodwill is deemed impaired, it will be written down to its estimated fair value. The impact of adoption of SFAS No. 142 will not be material to the Company's Consolidated Financial Statements.

Financial Instruments

Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company makes limited use of derivative financial instruments and, as a result, the effect of adoption was not material.

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

Interest Rate Hedges - During 1999, the Company purchased a $200 million variable rate, three-month time deposit. The Company intends to roll over this time deposit every three months until November 2003. To hedge the variable rate risk, the Company has entered into an interest rate swap that matures in November 2003. Under the swap the Company receives a fixed rate of approximately 5.6% and pays a variable rate. This swap is designated as a cash flow hedge with the effective portion of the swap deferred until the transaction being hedged is recorded into earnings. The amount of hedge ineffectiveness and the impact on comprehensive income and accumulated other comprehensive income in the quarter and six months ended June 30, 2001 was not material to the Company's financial statements. The amount of the gain or loss expected to be reclassified to earnings within the next twelve months is not material to the Company's financial statements.

In addition, the Company had utilized interest rate swaps as part of its international cash management strategy. These swaps are not designated as hedging instruments and, accordingly, the changes in fair value are recorded in earnings.

Equity Security Price Hedges - Equity investments acquired in connection with in-licensing agreements are subject to market price risk. The Company has hedged certain of these investments with equity swaps. These swaps are designated as fair value hedges. The amount of hedge ineffectiveness and the amount excluded from the assessment of effectiveness in the quarter and six months ended June 30, 2001 were not material. Gains and losses on these equity swaps are recorded in other, net.

Earnings Per Common Share

The shares used to calculate basic and diluted earnings per common share are reconciled as follows (number of shares in millions):
	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

Average shares outstanding for basic earnings per share	1,463	1,464	1,463	1,467
Dilutive effect of options and deferred stock units	7	12	8	11
Average shares outstanding for diluted earnings per share	1,470	1,476	1,471	1,478

As of June 30, 2001, there were 24 million options outstanding with exercise prices higher than the average price of the Company's common stock. Accordingly, these options are not included in the dilutive effects indicated above.

Comprehensive Income

Total comprehensive income for the three months ended June 30, 2001 and 2000 was $633 million and $603 million, respectively. Total comprehensive income for the six months ended June 30, 2001 and 2000 was $1,143 million and $1,205 million, respectively.

Inventories

Inventories consisted of:
	June 30,	December 31,
(Amounts in millions)	2001	2000

Finished products	$ 347	$ 459
Goods in process	316	261
Raw materials and supplies	312	231
Total inventories	$ 975	$ 951

Lines of Credit

The Company has recently renegotiated its $1 billion committed, multi-currency unsecured revolving credit facility into two unsecured revolving credit facilities from a syndicate of financial institutions totaling $1 billion. Under one facility, up to $500 million can be drawn down through May 2002, with repayment due by May 2003. Under a second multi-currency facility, an additional $500 million can be drawn down through the maturity date of May 2006. These facilities are available for general corporate purposes and are considered as support for the Company's commercial paper borrowings. These facilities do not require compensating balances; however, a nominal commitment fee is paid. At June 30, 2001, no funds had been drawn down under these facilities. In addition, the Company's foreign subsidiaries have approximately $300 million available in unused lines of credit from various financial institutions at June 30, 2001.

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

The recorded liabilities for the above matters at June 30, 2001 and the related expenses incurred during the six months ended June 30, 2001 were not material. Expected insurance recoveries have not been considered in determining the costs for environmental-related liabilities. Management believes that, except for the matters discussed in the following paragraphs, it is remote that any material liability in excess of the amounts accrued will be incurred.

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

In March 1996, the Company was notified that the United States Federal Trade Commission (FTC) was investigating whether the Company, along with other pharmaceutical companies, conspired to fix prescription drug prices. In June 2001, the Company was informed that the FTC had closed this investigation without any charges being brought.

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

During 1999, Copley Pharmaceutical, Inc., Teva Pharmaceuticals, Inc., Novex Pharma and Zenith Goldline Pharmaceuticals individually notified the Company that each had submitted an ANDA to the FDA seeking to market certain generic forms of CLARITIN in the United States before the expiration of certain of the Company's patents, including the compound patents for loratadine and desloratadine. In 2000, Andrx Pharmaceuticals, L.L.C., Mylan Pharmaceuticals Inc., ESI Lederle, Inc. (Lederle) and Impax Laboratories, Inc. made similar submissions. In 2001, Alpharma USPD Inc., Ranbaxy Pharmaceuticals, Inc., Taro Pharmaceuticals USA, Inc., and Genpharm Incorporated have made similar submissions. Each has alleged that one or more of those patents are invalid and unenforceable. In each case, the Company has filed suit in federal court seeking a ruling that the applicable ANDA submission and proposed marketing of a generic product constitute willful infringement of the Company's patent and that the challenge to the patent is without merit. The Company believes that it should prevail in these suits. However, as with any litigation, there can be no assurance that the Company will prevail.

In January 2000, Hoffmann-La Roche Inc. (Roche) filed actions against the Company in the United States District Court in New Jersey, France and Germany alleging that the Company's PEG-INTRON (peginterferon alfa-2b) infringes Roche's patents on certain pegylated interferons. In August 2001, the Company and Roche entered into a licensing agreement that settles all patent disputes relative to the two companies' respective peginterferon products. The agreement provides for each company to manufacture and market worldwide its separate peginterferon products free from liability for infringement under the other's existing patent rights. Under the agreement, the Company and Roche will seek court dismissal of all patent litigation in the United States and Europe involving the two companies' respective peginterferon products.

The Company is responding to investigations by the Department of Health and Human Services, the Department of Justice and certain states into certain industry and Company practices regarding average wholesale price (AWP). These investigations include a Department of Justice review of the merits of a federal action filed by a private entity on behalf of the United States in the United States District Court for the Southern District of Florida, as well as an investigation by the United States Attorney's Office for the District of Massachusetts, regarding, inter alia, whether the AWP set by pharmaceutical companies for certain drugs improperly exceeds the average prices paid by dispensers and, as a consequence, results in unlawful inflation of certain government drug reimbursements that are based on AWP. The U.S. Attorney's Office for the District of Massachusetts is also investigating whether the Company's sales of a product that was repackaged for sale by a managed care organization should have been included in the Company's Medicaid best price calculations. In March 2001, the Company received a subpoena from the Massachusetts Attorney General's office seeking documents concerning the use of AWP and other pricing and/or marketing practices. The Company is cooperating with these investigations. It is not possible to predict the outcome of these investigations, which could include the imposition of fines, penalties and injunctive or administrative remedies.

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

Following the commencement of the FTC administrative proceeding, alleged class action suits were filed on behalf of direct and indirect purchasers of K-DUR against the Company, Upsher-Smith and Lederle in federal and state courts. These suits all allege essentially the same facts and claim violations of federal and state antitrust laws, as well as other state statutory and/or common law causes of action. The Company believes that it has substantial defenses and intends to defend itself vigorously.

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

On February 15, 2001, the Company stated in a press release that the FDA has been conducting inspections of the Company's manufacturing facilities in New Jersey and Puerto Rico and has issued reports citing deficiencies concerning compliance with current Good Manufacturing Practices, primarily relating to production processes, controls and procedures. The next day, February 16, 2001, a lawsuit was filed in the United States District Court for the District of New Jersey against the Company and certain named officers alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Additional lawsuits of the same tenor followed, and others may be filed. The plaintiffs in the suits purport to represent classes of shareholders who purchased shares of Company stock between dates as early as March 2, 2000 and February 15, 2001, the date of the press release. In May 2001, a lawsuit was filed in the United States District Court for the District of New Jersey against the Company and certain named officers alleging substantially the same violations of the Securities Exchange Act of 1934 as alleged in the putative class actions described above in this paragraph, as well as alleging violations of Section 11 of the Securities Act of 1933 and failure to disclose information which is the subject matter of the FTC administrative proceeding described above. The plaintiff in this suit purports to represent a class of shareholders who purchased shares of Company stock between July 25, 2000 and March 30, 2001, the last business day before the Company issued a press release relating to the FTC administrative proceeding. Each of these lawsuits is in the very early stages. The Company believes that it has substantial defenses and intends to defend the suits vigorously.

In addition to the lawsuits described in the immediately preceding paragraph, two lawsuits were filed in the United States District Court for the District of New Jersey and two lawsuits were filed in New Jersey state court against the Company (as a nominal defendant) and certain officers, directors and a former director seeking damages on behalf of the Company including disgorgement of trading profits made by defendants allegedly obtained on the basis of material inside information. The complaints in each of those four lawsuits relate to the issues described in the Company's February 15, 2001, press release, and allege a failure to disclose material information and breach of fiduciary duty by the directors. One of the federal court lawsuits also includes allegations related to the investigations by the U. S. Attorney's Offices for the Eastern District of Pennsylvania and the District of Massachusetts, the FTC's administrative proceeding against the Company, and the lawsuit by the State of Texas against Warrick, all of which are described above. Each of these lawsuits is a shareholder derivative action that purports to assert claims on behalf of the Company, but as to which no demand was made on the Board of Directors and no decision has been made on whether the Company can or should pursue such claims. Each of these lawsuits is in the very early stages.

The Company is a party to an arbitration commenced in August 2001 by Biogen, Inc. relating to Biogen's claims that the Company owes U.S. alpha interferon royalty payments to Biogen for a period of time that the Company does not believe such royalties are owed, and to preempt future royalty disputes. Biogen's claims relate to the Company's sale of INTRON A and PEG-INTRON. The Company believes that Biogen's claims are without merit and will defend itself vigorously. However, as with any arbitration, there can be no assurance that the Company will prevail.

On August 9, 2001, the Prescription Access Litigation (PAL) project, a Boston-based group formed in 2001 to litigate against drug companies, issued a press release stating that PAL members filed a lawsuit in New Jersey state court against the Company. As of August 10, 2001 (the last business day before filing this report), the Company had not been served with a complaint in this case. According to the press release, the suit, which PAL purports to be a class action, alleges, among other things, that the Company's direct-to-consumer advertising falsely depicts the benefits of CLARITIN in violation of the New Jersey Consumer Fraud Act. Based on the reports it has received, the Company believes that the claims are without merit and will defend itself vigorously. However, as with any litigation, there can be no assurance that the Company will prevail.

INDEPENDENT ACCOUNTANTS' REPORT

To the Shareholders and Board of Directors of

Schering-Plough Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Schering-Plough Corporation and subsidiaries (the "Corporation") as of June 30, 2001, and the related statements of consolidated income for the three-month and six-month periods ended June 30, 2001 and 2000, and cash flows for the six-month period ended June 30, 2001 and 2000. These financial statements are the responsibility of the Corporation's management.

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

August 13, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - three and six months ended June 30, 2001 compared with the corresponding periods in 2000.

Net Sales

Consolidated net sales for the second quarter totaled $2.6 billion, and were essentially unchanged compared with the same period in 2000. For the six months, net sales decreased $66 million or 1 percent versus 2000. Excluding the effect of foreign currency exchange rate fluctuations, consolidated net sales increased 3 percent in the quarter and 1 percent in the first six months, impacted by volume growth of 1 percent in the second quarter and volume declines of 2 percent for the first six months of 2001. Net sales in the United States decreased 3 percent versus the second quarter of 2000 and 5 percent for the six-month period. U.S. sales were negatively impacted in both periods by the manufacturing issues discussed below, and by changes in trade inventory levels. International sales advanced 7 percent (14 percent excluding exchange) versus the second quarter of 2000. For the six-month period, international sales grew 6 percent (12 percent excluding exchange).

Net sales by major therapeutic category for the second quarter and six months were as follows ($ in millions):

	Second Quarter			Six Months
	2001	2000	%	2001	2000	%
Allergy & Respiratory	$1,244	$1,216	2	$2,171	$2,172	-
Anti-infective & Anticancer	510	508	-	1,035	1,000	3
Cardiovasculars	134	168	(20)	297	351	(15)
Dermatologicals	176	170	4	318	342	(7)
Other Pharmaceuticals	164	174	(6)	355	383	(7)
Animal Health	171	173	(1)	324	330	(2)
Foot Care	97	100	(3)	176	190	(7)
Over-the-Counter (OTC)	42	45	(5)	98	87	12
Sun Care	92	72	28	175	160	10
Consolidated net sales	$ 2,630	$2,626	-	$ 4,949	$5,015	(1)

Worldwide net sales of allergy and respiratory products increased 2 percent in the quarter and were unchanged versus the six-month period of 2000. Worldwide net sales of the CLARITIN line of nonsedating antihistamines totaled $925 million for the quarter, up $28 million or 3 percent, and totaled $1,643 million, up $81 million or 5 percent for the first six months of 2001, as compared with the corresponding periods in 2000. The increase in the CLARITIN line in both periods was due primarily to continued expansion in the U.S. antihistamine market and the international launch of CLARINEX, tempered by U.S. market share declines and changes in U.S. trade inventory levels. CLARITIN demand is expected to remain strong, however, reported U.S. CLARITIN sales for the third quarter of 2001 may be below third quarter 2000 U.S. CLARITIN sales due to reductions in trade inventory levels. The impact of any such sales decrease is expected to be offset by sales increases of other products coupled with lower expense levels. Sales of NASONEX, a once-daily corticosteroid for seasonal allergic rhinitis, increased $62 million or 51 percent in the quarter and $72 million or 36 percent for the six-month period, due to expansion in the U.S. nasal-inhaled steroid market and increases in market share as it continues to capture share from VANCENASE. NASONEX sales also benefited from increases in U.S. trade inventory levels and strength in most major international markets. Sales of VANCENASE allergy products decreased $56 million and $109 million, for the quarter and six-month periods, respectively, and VANCERIL, an orally inhaled steroid for asthma, declined $5 million or 17 percent and $30 million or 47 percent, in the quarter and six-month periods respectively, both primarily due to manufacturing issues.

Net sales of worldwide anti-infective and anticancer products were unchanged in the quarter versus the prior year and increased 3 percent year-to-date. Sales in both periods benefited from higher international sales of REMICADE, marketed for Crohn's disease and rheumatoid arthritis, and worldwide sales of TEMODAR, a chemotherapy agent for treating certain types of brain tumors. Sales of REMICADE were up $24 million in the second quarter and $43 million year-to-date, and sales of TEMODAR rose $14 million or 46 percent in the quarter and $36 million or 69 percent in the first six months, reflecting increased utilization. Worldwide sales of the INTRON A franchise, consisting of INTRON A, PEG-INTRON, a longer-acting form of INTRON A (as monotherapy for treating hepatitis C and, internationally, in combination with REBETOL Capsules) and REBETRON Combination Therapy, containing REBETOL Capsules and INTRON A Injection, totaled $315 million in the quarter, down $46 million or 13 percent from the second quarter of 2000, and totaled $641 million, down $56 million or 8 percent year-to-date. The decrease in INTRON A franchise sales in both periods reflects U.S. trade inventory changes as well as a decline in the hepatitis C market attributable to anticipated approval of newer therapies.

Worldwide net sales of cardiovascular products decreased 20 percent in the second quarter and 15 percent year-to-date due to lower sales in the United States. Sales of K-DUR, a sustained-release potassium supplement decreased $35 million or 64 percent in the quarter and $38 million or 29 percent year-to-date, due to trade inventory reductions and manufacturing issues. Sales of IMDUR, an oral nitrate for angina, declined $15 million or 46 percent in the quarter and $29 million or 43 percent year-to-date, due to continued generic competition. The decrease was tempered by higher sales of INTEGRILIN, a platelet aggregation inhibitor for the treatment of patients with acute coronary syndromes, up $25 million or 60 percent in the quarter and $35 million or 51 percent in the first six months, due to increased utilization.

Dermatological products' worldwide net sales increased 4 percent in the second quarter but decreased 7 percent in the first six months. Sales of LOTRISONE, a topical antifungal/anti-inflammatory, declined $38 million or 38 percent in the first six months due to U.S. trade inventory reductions of LOTRISONE cream related to the recent introduction of LOTRISONE lotion.

Worldwide sales of animal health products decreased 1 percent in the second quarter and 2 percent year-to-date. The decline in sales in both periods was due to manufacturing issues in the United States, coupled with the impact of bovine spongiform encephalopathy (BSE or Mad Cow disease) and foot and mouth disease (FMD) in Europe. These decreases were tempered by the June 2000 acquisition of the animal health business of Takeda Chemical Industries, Ltd. in Japan.

Net sales of foot care products decreased 3 percent in the quarter and 7 percent year-to-date, mainly due to increasing competition.

OTC product sales decreased 5 percent in the second quarter of 2001 but grew 12 percent year-to-date. Sales growth was led by higher sales of cough and cold products.

Sales of sun care products were up 28 percent in the second quarter and 10 percent for the first six months of 2001. Growth was due to higher sales in Japan and the success of new sunless products in the United States.

Costs and Expenses

Cost of sales as a percentage of sales increased to 20.3 percent in both the quarter and first six months of 2001 from 18.6 percent in the second quarter of 2000 and 18.9 percent in the first six months of 2000. The increase was primarily due to costs associated with the manufacturing issues described in Additional Factors Influencing Operations below and unfavorable foreign exchange impacts, tempered by lower royalties paid by the Company.

Selling, general and administrative expenses represented 36.8 percent of sales in the second quarter of 2001 compared with 37.2 percent last year. For the six-month period the ratio increased to 36.8 percent from 36.2 percent last year. The decrease in this ratio in the second quarter reflects lower promotional spending. The increase in this ratio in the first six months was primarily due to lower sales.

Research and development spending decreased 3 percent in the second quarter of 2001, representing 12.7 percent of sales in 2001 and 13.1 percent in 2000. For the first six months of 2001, spending decreased 2 percent and represented 12.6 percent of sales versus 12.7 percent in 2000. R&D spending reflects the timing of the Company's funding of both internal research efforts and research collaborations with various partners to discover and develop a steady flow of innovative products.

The effective tax rate was 23.0 percent in the three and six month periods of 2001 and 24.0 percent in both periods of 2000. The decrease was primarily due to increased sales of products manufactured in jurisdictions with lower tax rates.

Diluted earnings per common share were unchanged in the second quarter at $.43 in 2001 and 2000 and declined 5 percent to $.81 from $.85 for the six-month period. Excluding the impact of exchange rate fluctuations, diluted earnings per common share increased 2 percent in the second quarter and decreased 1 percent in the first six months. Basic earnings per common share were unchanged in the quarter versus the prior period and declined 5 percent year-to-date.

Additional Factors Influencing Operations

In the United States, many of the Company's pharmaceutical products are subject to increasingly competitive pricing as managed care groups, institutions, government agencies and other buying groups seek price discounts. In most international markets, the Company operates in an environment of government-mandated cost-containment programs. In the U.S. market, the Company and other pharmaceutical manufacturers are required to provide statutorily defined rebates to various government agencies in order to participate in Medicaid, the veterans health care program and other government-funded programs. Several governments have placed restrictions on physician prescription levels and patient reimbursements, emphasized greater use of generic drugs, imposed supplemental rebates and enacted across-the-board price cuts as methods to control costs.

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

As noted in the "Legal and Environmental Matters" footnote included in the financial statements to this report and in Part II, Item 1, Legal Proceedings to this report, the Company has sued thirteen generic drug manufacturers that are seeking to market certain forms of generic loratadine prior to the expiration of certain of the Company's U.S. patents, including the compound patents for loratadine and desloratadine. In each case, the Company has filed suit in federal court seeking a ruling that the applicable ANDA submission and proposed marketing of a generic product constitute willful infringement of the Company's patent and that the challenge to the patent is without merit. The compound patent for loratadine is set to expire on June 19, 2002. U.S. market exclusivity for CLARITIN was extended by the FDA to December 19, 2002 because the Company conducted pediatric clinical trials at the request of the FDA. The compound patent for desloratadine is set to expire on April 21, 2004. If the Company does not prevail in those suits, it is reasonably possible that generic forms of loratadine could enter the market as early as December 20, 2002. There are two generic manufacturers claiming that the loratadine compound patent is invalid and/or unenforceable. If either prevails on those contentions, it is possible the generic loratadine could be available before December 20, 2002. The Company believes that it is unlikely generic loratadine would be available before December 20, 2002. Further, as described below in this section, on May 11, 2001 a joint advisory committee to the FDA has recommended that loratadine and two other second generation antihistamines have safety profiles acceptable for OTC marketing. Based in part on that recommendation, the FDA may consider whether it can require a switch of loratadine from prescription to OTC status with or without the consent of the Company.

The Company expects that its pending NDAs for CLARINEX (desloratadine) Tablets will be approved when GMP deficiencies have been resolved. CLARINEX is the Company's next generation nonsedating antihistamine (NSA) allergy treatment. The ability of the Company to capture and maintain market share for its NSA products in the U.S. market will depend on a number of factors, including the date of the U.S. launch of CLARINEX, additional entrants in the market for allergy treatments, clinical differentiation of CLARINEX from other allergy treatments and the perception of the extent of such differentiation in the marketplace, the pricing differentials that may exist among CLARITIN, CLARINEX, other allergy treatments and generic loratadine tablets upon their introduction in the market which could be substantial, the date of launch of generic loratadine tablets, the erosion rate of CLARITIN market share upon the entry of generic loratadine tablets and whether or not the FDA switches CLARITIN and one or both of the other branded second generation antihistamines from prescription to OTC status. Management believes that the introduction of generic loratadine and/or the switch of CLARITIN to OTC status is likely to result in a substantial decline in CLARITIN sales in the United States, which in all formulations accounted for 33 percent of the Company's consolidated worldwide sales in the first six months of 2001. Further, in light of the factors listed in the third sentence of this paragraph, management believes that either of those events would likely have a material adverse effect on the Company's results of operations and growth prospects for an indeterminate period of time. Additional information regarding government regulation and cautionary factors that may affect future results is provided in Part I, Item I, Business, in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, which is incorporated herein by reference.

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

On May 11, 2001, the FDA held a joint meeting of its Nonprescription Drugs Advisory Committee and its Pulmonary-Allergy Drugs Advisory Committee to consider a citizens' petition filed with the FDA by a health insurance company requesting that loratadine and two other antihistamines marketed by other companies be switched from prescription to over-the-counter (OTC) status. The panel voted 19-4 in a non-binding recommendation that loratadine has a safety profile acceptable for OTC marketing. The panel also had serious concerns regarding appropriate OTC labeling. Additional issues on the lack of use studies as well as patient access were also noted. The Company opposed the petition which it maintains would force patients to self-diagnose, self-treat and pay the entire cost of their allergy medications, thus raising serious questions about quality of care and costs for patients. Further, the Company believes that there are significant legal and public policy issues that would be raised if the FDA were to require an OTC switch without drug-sponsor support. However, the ultimate resolution of the citizens' petition cannot be predicted, and a final resolution mandating an OTC switch of loratadine would likely have a material adverse effect on the Company, its financial position or its results of operations.

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

In April 2001, the Company reported on its efforts to complete a new, comprehensive GMP Work Plan that takes a broad, systemic approach that will encompass all FDA-regulated manufacturing sites and address six key areas: quality assurance, facilities and equipment, materials management, production, laboratories, and packaging and labeling. That GMP Work Plan was submitted to the FDA on May 1, 2001. In June 2001, the Company reported that the FDA had completed additional inspections at the Company's New Jersey and Puerto Rico manufacturing facilities and had issued new inspection reports which cited some continuing and some additional GMP deficiencies. Among the issues affecting the Company's ability to manufacture and ship certain pharmaceutical products has been the temporary interruption of some production lines to install system upgrades and further enhance compliance, and other technical production and equipment qualification issues.

As part of its effort to improve manufacturing and quality-control functions, the Company will continue to invest in new equipment, process and system improvements. In addition, the Company is making extensive improvements to its operations, including:

  In quality control and production, some 500 people will be added to strengthen these areas. The Company is about half-way to this goal and has recruited a number of senior level executives from outside the Company;

  In the area of equipment requalification and revalidation, the Company has recruited highly qualified executives, scientists and consultants to improve revalidation studies and set up a validation review board to oversee the requalification of manufacturing equipment and the revalidation of processes and support systems;

  In certain production areas where appropriate, equipment and manufacturing lines are being upgraded, notably in aerosol production and tablet manufacturing;

  In global quality control, improved electronic document management and laboratory information systems are being installed; and

  A GMP Review Board has been formed, which includes three prominent former FDA officials. This Board is overseeing progress on the Company's cGMP compliance efforts and providing periodic reports to the FDA.

While the Company has taken extensive measures intended to enhance its manufacturing processes and controls, the Company notes that, although improvements are required, it believes that progress has been made.

Under certain circumstances, the Company may deem it advisable to initiate product recalls. In the first half of 2001, the Company initiated voluntary recalls of batches of several human and animal health products. The cost of the recalls did not have a significant impact on the financial results of the Company.

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

Liquidity and financial resources - six months ended June 30, 2001

Net income generated from operations continues to be the Company's major source of funds to finance working capital, shareholder dividends, common share repurchases and capital expenditures. Cash provided by operating activities was $1,051 million for the first six months of 2001, a decrease of $77 million from 2000. This change was due to the decrease in net income, as well as the timing of receipts and disbursements.

Cash was also used in the first six months to fund capital expenditures of $301 million. The Company anticipates that capital expenditures will exceed $750 million in 2001.

In the first six months of 2001, cash was used to repurchase shares for $34 million. In February 2000, the Board of Directors authorized the repurchase of $1.5 billion of the Company's common shares. As of June 30, 2001, this program was approximately 36 percent complete. The Company suspended its repurchase activity in the first quarter and intends to restart that program when it deems it prudent to do so. Cash was also used to pay shareholder dividends of $441 million in the first six months of 2001. In April 2001, the Board of Directors increased the quarterly dividend by 14 percent to $.16 from $.14 per common share.

The Company's liquidity and financial resources continue to be sufficient to meet its operating needs.

Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 will require all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, thereby eliminating the pooling-of-interests method. SFAS No. 142 will eliminate the amortization of goodwill after January 1, 2002 and will require periodic testing of goodwill for impairment. If goodwill is deemed impaired, it will be written down to its estimated fair value. The impact of adoption of SFAS No. 142 will not be material to the Company's Consolidated Financial Statements.

Cautionary Factors That May Affect Future Results

Management's discussion and analysis set forth above contains certain forward-looking statements, including statements regarding the Company's financial position and results of operations. These forward-looking statements are based on current expectations. Certain factors have been identified by the Company in Item 1 of the Company's December 31, 2000, Form 10-K filed with the Securities and Exchange Commission, and under Additional Factors Influencing Operations above, which could cause the Company's actual results to differ materially from expected and historical results. Item 1 from the Form 10-K is incorporated by reference herein.

Item 3. Market Risk Disclosures

As discussed in the 2000 Annual Report to Shareholders, the Company's exposure to market risk from changes in foreign currency exchange rates and interest rates, in general, is not material.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 3, Legal Proceedings, of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as amended by the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2001, is incorporated by reference.

The Company is a party to an arbitration commenced in August 2001 by Biogen, Inc. relating to Biogen's claims that the Company owes U.S. alpha interferon royalty payments to Biogen for a period of time that the Company does not believe such royalties are owed, and to preempt future royalty disputes. Biogen's claims relate to the Company's sale of INTRON A and PEG-INTRON. The Company believes that Biogen's claims are without merit and will defend itself vigorously. However, as with any arbitration, there can be no assurance that the Company will prevail.

On August 9, 2001, the Prescription Access Litigation (PAL) project, a Boston-based group formed in 2001 to litigate against drug companies, issued a press release stating that PAL members filed a lawsuit in New Jersey state court against the Company. As of August 10, 2001 (the last business day before filing this report), the Company had not been served with a complaint in this case. According to the press release, the suit, which PAL purports to be a class action, alleges, among other things, that the Company's direct-to-consumer advertising falsely depicts the benefits of CLARITIN in violation of the New Jersey Consumer Fraud Act. Based on the reports it has received, the Company believes that the claims are without merit and will defend itself vigorously. However, as with any litigation, there can be no assurance that the Company will prevail.

Reference is made to the twelfth paragraph of Item 3, Legal Proceedings, of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, relating to an investigation commenced by the Federal Trade Commission (FTC) in March 1996 into whether the Company, along with other pharmaceutical companies, conspired to fix prescription drug prices. In June 2001, the Company was informed that the FTC had closed this investigation without any charges being brought.

Reference is made to the fifteenth paragraph of Item 3, Legal Proceedings, of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as amended by the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, relating to CLARITIN patent litigation. Ranbaxy Pharmaceuticals, Inc., Taro Pharmaceuticals USA, Inc. and Genpharm Incorporated notified the Company that each had submitted an ANDA to the FDA seeking to market certain generic forms of CLARITIN in the United States before the expiration of certain of the Company's patents. In each case, the Company has filed suit in federal court seeking a ruling that the applicable ANDA submission and proposed marketing of a generic product constitute willful infringement of the Company's patent and that the challenge to the patent is without merit. The Company believes that it should prevail in these suits. However, as with any litigation, there can be no assurance that the Company will prevail.

Reference is made to the sixteenth paragraph of Item 3, Legal Proceedings, of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, relating to litigation filed against the Company by Hoffmann-La Roche Inc. (Roche) in the United States and Europe concerning Roche's patents on certain pegylated interferons. In August 2001, the Company and Roche entered into a licensing agreement that settles all patent disputes relative to the two companies' respective peginterferon products. The agreement provides for each company to manufacture and market worldwide its separate peginterferon products free from liability for infringement under the other's existing patent rights. Under the agreement, the Company and Roche will seek court dismissal of all patent litigation in the United States and Europe involving the two companies' respective peginterferon products.

Reference is made to the second paragraph of Item I, Legal Proceedings, of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, relating to alleged class action suits filed on behalf of direct and indirect purchasers of K-DUR against the Company, Upsher-Smith and Lederle. Those alleged class actions were filed in federal and state courts. These suits all allege essentially the same facts and claim violations of federal and state antitrust laws, as well as other state statutory and/or common law causes of action. The Company believes that it has substantial defenses and intends to defend itself vigorously.

Reference is made to the fourth paragraph of Item I, Legal Proceedings, of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, relating to lawsuits against the Company (as nominal defendant) and certain officers, directors and a former director seeking damages on behalf of the Company including disgorgement of trading profits made by defendants allegedly on the basis of material inside information. Two lawsuits were filed in the United States District Court for the District of New Jersey and two lawsuits were filed in New Jersey state court. One of the federal court lawsuits also includes allegations relating the investigations by the U.S. Attorney's Offices for the Eastern District of Pennsylvania and the District of Massachusetts (both of which are described in Item 3, Legal Proceedings, of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000), the FTC's administrative proceeding against the Company (described in Item I, Legal Proceedings, of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001) and the lawsuit by the State of Texas against Warrick (described in Item 3, Legal Proceedings, of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits - The following Exhibits are filed with this document:

Exhibit Number		Description
15	-	Awareness letter
99(a)	-	Press Release dated February 15, 2001 - Schering-Plough Reports on Manufacturing Issues and FDA Inspections of U.S. Facilities, comments on Earnings Impact
99(b)	-	Press Release dated April 17, 2001 - Schering-Plough Reports Sales, Earnings for 2001 First Quarter
99(c)	-	Press Release dated April 24, 2001 - Schering-Plough Annual Meeting Highlights Worldwide Performance, Commitment to Resolving Manufacturing Issues
99(d)	-	Press Release dated June 22, 2001 - Schering-Plough Provides Update on Manufacturing Issues and FDA Inspections of U.S. Manufacturing Facilities
99(e)		Press Release dated June 27, 2001 - Schering-Plough Announces Cesan Resignation
99(f)	-	Press Release dated June 28, 2001 - Schering-Plough Reviews Pharmaceutical Research and Business Progress
99(g)	-	Press Release dated June 28, 2001 - Schering-Plough Reports Expected 2001 Second Quarter Earnings Per Share
99(h)	-	Press Release dated July 25, 2001 - Schering-Plough Reports Sales, Earnings for 2001 Second Quarter, First Half

  Reports on Form 8-K:

No report was filed during the three months ended June 30, 2001.

SIGNATURE(S)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Schering-Plough Corporation
(Registrant)

Date August 13, 2001	/s/Thomas H. Kelly
Thomas H. Kelly Vice President and Controller
(Duly Authorized Officer and Chief Accounting Officer)