Form 10-Q
period 2001-09-30
SCHERING PLOUGH CORP
filed 2001-11-13
CIK 310158

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

YES    X       NO

Common Shares Outstanding as of October 31, 2001: 1,464,086,574

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(UNAUDITED)
(Amounts in millions, except per share figures)
	Three months Ended September 30,		Nine months Ended September 30,

	2001	2000	2001	2000

Net sales	$ 2,382	$ 2,383	$ 7,330	$ 7,397
Costs and Expenses:
Cost of sales	486	468	1,490	1,414
Selling, general and administrative	835	828	2,653	2,645
Research and development	310	340	934	975
Other income, net	(30)	(30)	(84)	(74)
	1,601	1,606	4,993	4,960
Income before income taxes	781	777	2,337	2,437
Income taxes	180	186	537	585
Net income	$ 601	$ 591	$ 1,800	$ 1,852

Diluted earnings per common share	$ .41	$ .40	$ 1.22	$ 1.25

Basic earnings per common share	$ .41	$ .40	$ 1.23	$ 1.26

Dividends per common share	$ .16	$ .14	$ .46	$ .405

See notes to consolidated financial statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Amounts in millions, except per share figures)

	September 30,	December 31,
	2001	2000

Assets
Cash and cash equivalents	$ 2,654	$ 2,397
Accounts receivable, net	1,684	1,413
Inventories	1,012	951
Prepaid expenses, deferred income
taxes and other current assets	1,034	959
Total current assets	6,384	5,720
Property, plant and equipment	5,371	4,927
Less accumulated depreciation	1,717	1,565
Property, net	3,654	3,362
Intangible assets, net	702	627
Other assets	1,122	1,096
	$ 11,862	$ 10,805

Liabilities and Shareholders' Equity
Accounts payable	$ 1,075	$ 1,031
Short-term borrowings and current portion of long-term debt	716	994
Other accrued liabilities	1,847	1,620
Total current liabilities	3,638	3,645
Long-term liabilities	1,029	1,041
Shareholders' Equity:
Preferred shares - $1 par value;
issued: none	-	-
Common shares - $.50 par value;
issued: 2,030	1,015	1,015
Paid-in capital	1,021	974
Retained earnings	10,941	9,817
Accumulated other comprehensive income	(379)	(318)
Total	12,598	11,488
Less treasury shares: 2001 - 566 shares; 2000 - 567 shares, at cost	5,403	5,369
Total shareholders' equity	7,195	6,119
	$ 11,862	$ 10,805

See notes to consolidated financial statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(UNAUDITED)
(Amounts in millions)

	2001	2000

Operating Activities:
Net Income	$ 1,800	$ 1,852
Depreciation and amortization	252	224
Accounts receivable	(297)	(214)
Inventories	(66)	(3)
Prepaid expenses and other assets	(170)	(130)
Accounts payable and other liabilities	234	270
Net cash provided by operating activities	1,753	1,999

Investing Activities:
Capital expenditures	(498)	(436)
Purchases of investments	(90)	(99)
Reduction of investments	33	43
Other, net	12	(45)
Net cash used for investing activities	(543)	(537)

Financing Activities:
Cash dividends paid to common shareholders	(676)	(596)
Common shares repurchased	(34)	(644)
Net change in short-term borrowings	(273)	(1)
Other, net	31	89
Net cash used for financing activities	(952)	(1,152)

Effect of exchange rates on cash and
cash equivalents	(1)	(5)
Net increase in cash and cash equivalents	257	305
Cash and cash equivalents, beginning
of period	2,397	1,876
Cash and cash equivalents, end of period	$ 2,654	$ 2,181

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

Interest Rate Hedges - During 1999, the Company purchased a $200 million variable rate, three-month time deposit. The Company intends to roll over this time deposit every three months until November 2003. To hedge the variable rate risk, the Company has entered into an interest rate swap that matures in November 2003. Under the swap the Company receives a fixed rate of approximately 5.6% and pays a variable rate. This swap is designated as a cash flow hedge with the effective portion of the swap deferred until the transaction being hedged is recorded into earnings. The amount of hedge ineffectiveness and the impact on comprehensive income and accumulated other comprehensive income in the quarter and nine months ended September 30, 2001 was not material to the Company's financial statements. The amount of the gain or loss expected to be reclassified to earnings within the next twelve months is not material to the Company's financial statements.

In addition, the Company had utilized interest rate swaps as part of its international cash management strategy. These swaps are not designated as hedging instruments and, accordingly, the changes in fair value are recorded in earnings.

Equity Security Price Hedges - Equity investments acquired in connection with in-licensing agreements are subject to market price risk. The Company has hedged certain of these investments with equity swaps. These swaps are designated as fair value hedges. The amount of hedge ineffectiveness and the amount excluded from the assessment of effectiveness in the quarter and nine months ended September 30, 2001 were not material. Gains and losses on these equity swaps are recorded in other, net.

Earnings Per Common Share

The shares used to calculate basic and diluted earnings per common share are reconciled as follows (number of shares in millions):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Average shares outstanding for basic earnings per share	1,464	1,463	1,463	1,466
Dilutive effect of options and deferred stock units	6	11	7	11
Average shares outstanding for diluted earnings per share	1,470	1,474	1,470	1,477

As of September 30, 2001, there were 36 million options outstanding with exercise prices higher than the average price of the Company's common stock. Accordingly, these options are not included in the dilutive effects indicated above.

Comprehensive Income

Total comprehensive income for the three months ended September 30, 2001 and 2000 was $596 million and $554 million, respectively. Total comprehensive income for the nine months ended September 30, 2001 and 2000 was $1,739 million and $1,759 million, respectively.

Inventories

Inventories consisted of:
	September 30,	December 31,
(Amounts in millions)	2001	2000

Finished products	$ 355	$ 459
Goods in process	352	261
Raw materials and supplies	305	231
Total inventories	$1,012	$ 951

Lines of Credit

The Company has recently renegotiated its $1 billion committed, multi-currency unsecured revolving credit facility into two unsecured revolving credit facilities from a syndicate of financial institutions totaling $1 billion. Under one facility, up to $500 million can be drawn down through May 2002, with repayment due by May 2003. Under a second multi-currency facility, an additional $500 million can be drawn down through the maturity date of May 2006. These facilities are available for general corporate purposes and are considered as support for the Company's commercial paper borrowings. These facilities do not require compensating balances; however, a nominal commitment fee is paid. At September 30, 2001, no funds had been drawn down under these facilities.

Concentrations

CLARITIN (loratadine) sales in the United States, in all formulations, accounted for 29 percent of the Company's consolidated worldwide sales in the first nine months of 2001, and a larger percentage of the Company's consolidated earnings. The Company has sued thirteen generic drug manufacturers that are seeking to market certain forms of generic loratadine prior to the expiration of certain of the Company's U.S. patents, including the compound patents for loratadine and desloratadine. In each case, the Company has filed suit in federal court seeking a ruling that the applicable Abbreviated New Drug Application (ANDA) submission and proposed marketing of a generic product constitute willful infringement of the Company's patents and that the challenge to the patents is without merit. The compound patent for loratadine is set to expire on June 19, 2002. U.S. market exclusivity for CLARITIN was extended by the Food and Drug Administration (FDA) to December 19, 2002 because the Company conducted pediatric clinical trials at the request of the FDA. The compound patent for desloratadine is set to expire on April 21, 2004. If the Company does not prevail in those suits, it is reasonably possible that generic forms of loratadine could enter the market as early as December 20, 2002.

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

The recorded liabilities for the above matters at September 30, 2001 and the related expenses incurred during the nine months ended September 30, 2001 were not material. Expected insurance recoveries have not been considered in determining the costs for environmental-related liabilities. Management believes that, except for the matters discussed in the following paragraphs, it is remote that any material liability in excess of the amounts accrued will be incurred.

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

During 1999, Copley Pharmaceutical, Inc., Teva Pharmaceuticals, Inc., Novex Pharma and Zenith Goldline Pharmaceuticals individually notified the Company that each had submitted an ANDA to the FDA seeking to market certain generic forms of CLARITIN in the United States before the expiration of certain of the Company's patents, including the compound patents for loratadine and desloratadine. In 2000, Andrx Pharmaceuticals, L.L.C. (Andrx), Mylan Pharmaceuticals Inc., ESI Lederle, Inc. (Lederle) and Impax Laboratories, Inc. made similar submissions. In 2001, Alpharma USPD Inc., Ranbaxy Pharmaceuticals, Inc., Taro Pharmaceuticals USA, Inc., and Genpharm Incorporated have made similar submissions. Also in 2001, Andrx submitted another ANDA to the FDA to market a second formulation of generic CLARITIN. Each has alleged that one or more of those patents are invalid and unenforceable. In each case, the Company has filed suit in federal court seeking a ruling that the applicable ANDA submission and proposed marketing of a generic product constitute willful infringement of the Company's patents and that the challenge to the patents is without merit. The Company believes that it should prevail in these suits. However, as with any litigation, there can be no assurance that the Company will prevail.

In January 2000, Hoffmann-La Roche Inc. (Roche) filed actions against the Company in the United States District Court in New Jersey, France and Germany alleging that the Company's PEG-INTRON (peginterferon alfa-2b) infringes Roche's patents on certain pegylated interferons. In August 2001, the Company and Roche entered into a licensing agreement that settles all patent disputes relative to the two companies' respective peginterferon products. The agreement provides for each company to manufacture and market worldwide its separate peginterferon products free from liability for infringement under the other's existing patent rights. All patent litigation in the United States and Europe involving the two companies' respective peginterferon products has been terminated.

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

On April 2, 2001, the FTC started an administrative proceeding against the Company, Upsher-Smith, Inc. (Upsher-Smith) and Lederle. The complaint alleges anti-competitive effects from the settlement of patent lawsuits between the Company and Lederle and the Company and Upsher-Smith. The lawsuits that were settled related to generic versions of K-DUR, the Company's long-acting potassium chloride product, which was the subject of ANDAs filed by Lederle and Upsher-Smith. Discovery in the proceeding is ongoing. The administrative hearing is scheduled to begin in January 2002. The Company believes that its actions have been lawful and proper, and intends to defend itself vigorously. However, it is not possible to predict the outcome of the investigation, which could result in the imposition of injunctive or administrative remedies.

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

In January 2000, a jury found that the Company's PRIME PAC® PRRS (Porcine Respiratory and Reproductive Syndrome) vaccine infringed a patent owned by Boehringer Ingelheim Vetmedica, Inc. An injunction was issued in August 2000 barring further sales of the Company's vaccine. The Company's post-trial motions for either a reversal of the jury's verdict or a new trial were denied in September 2001. The Company will appeal. However, as with any litigation, there can be no assurance that the Company will prevail.

On February 15, 2001, the Company stated in a press release that the FDA has been conducting inspections of the Company's manufacturing facilities in New Jersey and Puerto Rico and has issued reports citing deficiencies concerning compliance with current Good Manufacturing Practices, primarily relating to production processes, controls and procedures. The next day, February 16, 2001, a lawsuit was filed in the United States District Court for the District of New Jersey against the Company and certain named officers alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Additional lawsuits of the same tenor followed. The plaintiffs in the suits purport to represent classes of shareholders who purchased shares of Company stock between dates as early as March 2, 2000 and February 15, 2001, the date of the press release. In April 2001, a lawsuit was filed in the United States District Court for the District of New Jersey against the Company and certain named officers alleging substantially the same violations of the Securities Exchange Act of 1934 as alleged in the putative class actions described above in this paragraph, as well as alleging violations of Section 11 of the Securities Act of 1933 and failure to disclose information which is the subject matter of the FTC administrative proceeding described above and purporting to represent a class of shareholders who purchased shares of Company stock between July 25, 2000 and March 30, 2001, the last business day before the Company issued a press release relating to the FTC administrative proceeding. This complaint and all of the previously-filed complaints were consolidated into one action in the United States District Court for the District of New Jersey, and a lead plaintiff, the Florida State Board of Administration, was appointed by the Court on July 2, 2001. On October 11, 2001, a consolidated amended complaint was filed, alleging the same violations described in the second sentence of this paragraph (but not a Section 11 claim) and purporting to represent a class of shareholders who purchased shares of Company stock from May 9, 2000 through February 15, 2001. The Company believes that it has substantial defenses and intends to defend the consolidated action vigorously.

In addition to the lawsuits described in the immediately preceding paragraph, two lawsuits were filed in the United States District Court for the District of New Jersey and two lawsuits were filed in New Jersey state court against the Company (as a nominal defendant) and certain officers, directors and a former director seeking damages on behalf of the Company including disgorgement of trading profits made by defendants allegedly obtained on the basis of material inside information. The complaints in each of those four lawsuits relate to the issues described in the Company's February 15, 2001, press release, and allege a failure to disclose material information and breach of fiduciary duty by the directors. One of the federal court lawsuits also includes allegations related to the investigations by the U. S. Attorney's Offices for the Eastern District of Pennsylvania and the District of Massachusetts, the FTC's administrative proceeding against the Company, and the lawsuit by the State of Texas against Warrick, all of which are described above. Each of these lawsuits is a shareholder derivative action that purports to assert claims on behalf of the Company, but as to which no demand was made on the Board of Directors and no decision has been made on whether the Company can or should pursue such claims. In August 2001, the plaintiffs in each of the New Jersey state court shareholder derivative actions moved to dismiss voluntarily the complaints in those actions. The Court has not yet ruled on these motions. The two shareholder derivative actions pending in the United States District Court for the District of New Jersey have been consolidated into one action, which is in its very early stages. This consolidated action is being coordinated for pre-trial purposes with the consolidated action described in the immediately preceding paragraph.

The Company is a party to an arbitration commenced in July 2001 by Biogen, Inc. relating to Biogen's claims that the Company owes U.S. alpha interferon royalty payments to Biogen for a period of time that the Company does not believe such royalties are owed, and to preempt future royalty disputes. Biogen's claims relate to the Company's sale of INTRON A and PEG-INTRON. A second arbitration was commenced by Biogen against the Company in August 2001 relating to Biogen's claim that the Company owed royalties on INTRON A provided without charge or at a reduced charge to indigent patients participating in SCHERING'S Commitment to Care program. The Company believes that Biogen's claims in both proceedings are without merit and will defend itself vigorously. However, as with any arbitration, there can be no assurance that the Company will prevail.

On August 9, 2001, the Prescription Access Litigation (PAL) project, a Boston-based group formed in 2001 to litigate against drug companies, issued a press release stating that PAL members filed a lawsuit in New Jersey state court against the Company. As of November 12, 2001 (the last business day before filing this report), the Company had not been served with a complaint in this case. According to the press release, the suit, which PAL purports to be a class action, alleges, among other things, that the Company's direct-to-consumer advertising falsely depicts the benefits of CLARITIN in violation of the New Jersey Consumer Fraud Act. Based on the reports it has received, the Company believes that the claims are without merit and will defend itself vigorously. However, as with any litigation, there can be no assurance that the Company will prevail.

In August 2001, Geneva Pharmaceuticals Technology Corp. (Geneva Pharmaceuticals) and Three Rivers Pharmaceuticals, L.L.C. (Three Rivers) submitted separate ANDAs with the FDA seeking to market generic forms of 200 mg. REBETOL (ribavirin) capsules in the United States before the expiration of the Company's patents covering ribavirin formulations. Geneva Pharmaceuticals and Three Rivers have asserted that they do not infringe the Company's REBETOL patents and/or the patents are invalid. The REBETOL patents are material to the Company's business. In September and October 2001, the Company filed suits in federal court seeking rulings that the ANDA submissions by Geneva Pharmaceuticals and Three Rivers, respectively, constitute infringement of the Company's patents and that the challenges to the Company's patents are without merit. The Company believes that it should prevail in the suits. However, as with any litigation, there can be no assurance that the Company will prevail.

The Company is a defendant in a number of purported nationwide or state class action lawsuits in which plaintiffs seek a refund of the purchase price of the phenylpropanolamine-containing cough/cold remedies, laxatives or recalled albuterol/VANCERIL inhalers they purchased. Other pharmaceutical manufacturers are co-defendants in some of these lawsuits. In general, plaintiffs claim that they would not have purchased these products had they known of certain medical risks attendant with their use or would only have purchased the products at a reduced price had they known these risks. All of these lawsuits are in the early stages of discovery: plaintiffs' theories for recovery have yet to be legally tested and the Courts have not yet agreed that these cases should go forward as class actions. The Company believes that it should prevail in these suits. However, as with any litigation, there can be no assurance that the Company will prevail.

In October 2001, United States Internal Revenue Service (IRS) auditors have asserted, in reports, that the Company is liable for additional tax for the 1990 through 1992 tax years. The reports allege that two interest rate swaps that the Company entered into with an unrelated party should be recharacterized as loans from affiliated companies resulting in additional tax on income. The tax sought by the IRS auditors relating to recharacterization is approximately $195 million, plus penalties and interest for the period stated above. The Company and its tax advisors believe there is no merit to the IRS' position. The Company intends to defend its position vigorously, however, there can be no assurance that the Company will prevail.

INDEPENDENT ACCOUNTANTS' REPORT

To the Shareholders and Board of Directors of

Schering-Plough Corporation:

We have reviewed the accompanying consolidated balance sheet of Schering-Plough Corporation and subsidiaries (the "Corporation") as of September 30, 2001, and the related statements of consolidated income for the three-month and nine-month periods ended September 30, 2001 and 2000, and cash flows for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Corporation's management.

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

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Schering-Plough Corporation and subsidiaries as of December 31, 2000, and the related statements of consolidated income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 16, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/Deloitte & Touche LLP

Parsippany, New Jersey

November 13, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - three and nine months ended September 30, 2001 compared with the corresponding periods in 2000.

Net Sales

Consolidated net sales for the third quarter totaled $2.4 billion, and were essentially unchanged compared with the same period in 2000. For the nine months, net sales decreased $67 million or 1 percent versus 2000. Excluding the effect of foreign currency exchange rate fluctuations, consolidated net sales increased 2 percent in the quarter and 1 percent in the first nine months, impacted by volume declines of 4 percent in the third quarter and 3 percent for the first nine months of 2001. Net sales in the United States decreased 4 percent versus the third quarter of 2000 and 5 percent for the nine-month period. U.S. sales were negatively impacted in both periods by the manufacturing issues discussed below, and by changes in trade inventory levels. International sales advanced 7 percent (13 percent excluding exchange) versus the third quarter of 2000. For the nine-month period, international sales grew 6 percent (13 percent excluding exchange).

Net sales by major therapeutic category for the third quarter and nine months were as follows ($ in millions):

	Third Quarter			Nine Months
	2001	2000	%	2001	2000	%
Allergy & Respiratory	$1,121	$1,042	8	$3,293	$3,215	2
Anti-infective & Anticancer	496	506	(2)	1,531	1,507	2
Cardiovasculars	160	169	(5)	457	519	(12)
Dermatologicals	150	198	(25)	468	540	(13)
Other Pharmaceuticals	152	139	10	506	521	(3)
Animal Health	169	174	(2)	493	503	(2)
Foot Care	80	92	(14)	255	282	(10)
Over-the-Counter (OTC)	43	57	(26)	141	145	(3)
Sun Care	11	6	N/M	186	165	13
Consolidated net sales	$ 2,382	$ 2,383	-	$ 7,330	$7,397	(1)

N/M - not a meaningful percentage

Worldwide net sales of allergy and respiratory products increased 8 percent in the quarter and 2 percent versus the nine-month period of 2000. Worldwide net sales of the CLARITIN line of nonsedating antihistamines totaled $828 million for the quarter, up $41 million or 5 percent, and totaled $2,471 million, up $122 million or 5 percent for the first nine months of 2001, as compared with the corresponding periods in 2000. The increase in the CLARITIN line in both periods was due primarily to continued expansion in the U.S. antihistamine market, tempered by U.S. market share declines and changes in U.S. trade inventory levels.

Reported U.S. CLARITIN sales for any one or more calendar quarters through the end of 2002 and for the full years ending December 31, 2001 and December 31, 2002 could be significantly lower than prescription demand due to reductions in trade inventory levels. In addition, in any quarter or calendar year where there is a trade inventory reduction of CLARITIN, neither sales increases of products other than CLARITIN nor expense reductions in amounts to offset the trade inventory reductions can be predicted with any certainty due in part to the manufacturing issues described in Additional Factors Influencing Operations below. In the absence of sales increases of products other than CLARITIN and expense reductions, trade inventory reductions of CLARITIN could negatively impact pretax profits in the aggregate by as much as $175 million to $250 million, depending on the season of the year and the level of trade inventories held at that time. In addition, as described in Additional Factors Influencing Operations, the introduction of generic prescription or OTC loratadine or OTC CLARITIN could materially and adversely affect sales of CLARITIN.

Sales of NASONEX, a once-daily corticosteroid for seasonal allergic rhinitis, increased $38 million or 39 percent in the quarter and $111 million or 37 percent for the nine-month period, due to increases in market share in the United States as it continues to capture share from VANCENASE. NASONEX sales also benefited from increases in U.S. trade inventory levels and market share gains in most major international markets. Sales of PROVENTIL and other albuterol products for asthma grew $44 million in the third quarter and $51 million or 36 percent year-to-date, due to restocking of U.S. trade inventory levels. Sales of VANCENASE allergy products decreased $28 million and $138 million, for the quarter and nine-month periods, respectively, and VANCERIL, an orally inhaled steroid for asthma, declined $3 million or 11 percent and $33 million or 37 percent, in the quarter and nine-month periods respectively, both primarily due to manufacturing issues.

Net sales of worldwide anti-infective and anticancer products were down 2 percent in the quarter versus the prior year but increased 2 percent year-to-date. Sales in both periods benefited from higher international sales of REMICADE, marketed for Crohn's disease and rheumatoid arthritis, and worldwide sales of TEMODAR, a chemotherapy agent for treating certain types of brain tumors. Sales of REMICADE were up $26 million in the third quarter and $69 million year-to-date, and sales of TEMODAR rose $8 million or 20 percent in the quarter and $43 million or 49 percent in the first nine months, reflecting increased utilization. Worldwide sales of the INTRON A franchise, consisting of INTRON A, PEG-INTRON, a longer-acting form of INTRON A (as monotherapy for treating hepatitis C and, internationally, in combination with REBETOL Capsules), and REBETRON Combination Therapy, containing REBETOL Capsules and INTRON A Injection, totaled $301 million in the quarter, down $37 million or 11 percent from the third quarter of 2000, and totaled $942 million, down $94 million or 9 percent year-to-date. The decrease in INTRON A franchise sales in both periods reflects lower U.S. sales levels due to trade inventory changes, as well as a decline in the hepatitis C market attributable to anticipated approval of newer therapies. The decline was tempered by the international launch of PEG-INTRON in combination with REBETOL.

Worldwide net sales of cardiovascular products decreased 5 percent in the third quarter and 12 percent year-to-date due to lower sales in the United States. Sales of K-DUR, a sustained-release potassium supplement, decreased $8 million or 12 percent in the quarter and $46 million or 23 percent year-to-date, due to trade inventory reductions and manufacturing issues, coupled with the impact of generic competition beginning in September 2001. Sales of IMDUR, an oral nitrate for angina, declined $14 million or 68 percent in the quarter and $43 million or 49 percent year-to-date, due to continued generic competition. The decrease in both periods was tempered by higher sales of INTEGRILIN, a platelet aggregation inhibitor for the treatment of patients with acute coronary syndromes, up $7 million or 14 percent in the quarter and $43 million or 35 percent in the first nine months, due mainly to increased utilization, tempered by changes in U.S. trade inventory levels.

Dermatological products' worldwide net sales decreased 25 percent in the third quarter and 13 percent in the first nine months. The decrease in both periods was due to lower sales of LOTRISONE, a topical antifungal/anti-inflammatory, down $45 million or 68 percent in the quarter and $82 million or 50 percent in the first nine months, primarily due to generic competition.

Worldwide sales of animal health products decreased 2 percent in both the third quarter and year-to-date. The decline in sales in both periods was due to manufacturing issues in the United States, coupled with the impact of bovine spongiform encephalopathy (BSE or Mad Cow disease) and foot and mouth disease (FMD) in Europe. The year-to-date decrease was tempered by the June 2000 acquisition of the animal health business of Takeda Chemical Industries, Ltd. in Japan.

Net sales of foot care products decreased 14 percent in the quarter and 10 percent year-to-date, mainly due to increasing competition.

OTC product sales decreased 26 percent in the third quarter of 2001 and 3 percent year-to-date due mainly to U.S. manufacturing issues.

Sales of sun care products were up $5 million in the third quarter and $21 million or 13 percent for the first nine months of 2001. Growth in both periods was due to higher sales in Japan and the success of new sunless products in the United States.

Costs and Expenses

Cost of sales as a percentage of sales increased to 20.4 percent in the quarter and 20.3 percent in the first nine months of 2001 from 19.6 percent in the third quarter of 2000 and 19.1 percent in the first nine months of 2000. The increase in both periods was primarily due to costs associated with the manufacturing issues described in Additional Factors Influencing Operations below and unfavorable foreign exchange impacts, tempered by lower royalties paid by the Company.

Selling, general and administrative expenses represented 35.0 percent of sales in the third quarter of 2001 compared with 34.7 percent last year. The increase reflects the impact of international field force expansions, tempered by the timing of promotional spending. For the nine-month period the ratio increased to 36.2 percent from 35.8 percent last year. The increase was primarily due to lower sales in the first nine months.

Research and development spending decreased 9 percent in the third quarter of 2001, representing 13.0 percent of sales in 2001 and 14.3 percent in 2000. For the first nine months of 2001, spending decreased 4 percent and represented 12.7 percent of sales versus 13.2 percent in 2000. Lower levels of R&D spending primarily reflect the timing of the Company's funding of both internal research efforts and research collaborations with various partners to discover and develop a steady flow of innovative products.

The effective tax rate was 23.0 percent in the three and nine month periods of 2001 and 24.0 percent in both periods of 2000. The decrease was primarily due to increased sales of products manufactured in jurisdictions with lower tax rates.

Diluted earnings per common share increased 3 percent in the third quarter to $0.41 in 2001 from $0.40 in 2000 but declined 2 percent to $1.22 from $1.25 for the nine-month period. Excluding the impact of exchange rate fluctuations, diluted earnings per common share increased 5 percent in the third quarter and increased 1 percent in the first nine months. Basic earnings per common share increased 3 percent in the quarter versus the prior period but declined 2 percent year-to-date.

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

As noted in the "Legal and Environmental Matters" footnote included in the financial statements to this report and in Part II, Item 1, Legal Proceedings to this report, the Company has sued thirteen generic drug manufacturers that are seeking to market certain forms of generic loratadine prior to the expiration of certain of the Company's U.S. patents, including the compound patents for loratadine and desloratadine. In each case, the Company has filed suit in federal court seeking a ruling that the applicable Abbreviated New Drug Application (ANDA) submission and proposed marketing of a generic product constitute willful infringement of the Company's patents and that the challenge to the patents is without merit. The compound patent for loratadine is set to expire on June 19, 2002. U.S. market exclusivity for CLARITIN was extended by the Food and Drug Administration (FDA) to December 19, 2002 because the Company conducted pediatric clinical trials at the request of the FDA. The compound patent for desloratadine is set to expire on April 21, 2004. If the Company does not prevail in those suits, it is reasonably possible that generic forms of loratadine could enter the market as early as December 20, 2002. There are two generic manufacturers claiming that the loratadine compound patent is invalid and/or unenforceable. If either prevails on those contentions, it is possible the generic loratadine could be available before December 20, 2002. The Company believes that it is unlikely generic loratadine would be available before December 20, 2002. Further, as described below in this section, on May 11, 2001 a joint advisory committee to the FDA has recommended that loratadine and two other second generation antihistamines have safety profiles acceptable for OTC marketing. Based in part on that recommendation, the FDA may consider whether it can require a switch of loratadine from prescription to OTC status with or without the consent of the Company.

The Company has New Drug Applications (NDAs) for CLARINEX (desloratadine) in tablet, syrup, rapidly dissolving and decongestant combination formulations pending with the FDA, and no assurances can be given regarding the timing and certainty of CLARINEX approval for sale in the United States for any of those formulations. The Company anticipates that CLARINEX will be the Company's next generation nonsedating antihistamine (NSA) allergy treatment in the U.S. market. The ability of the Company to capture and maintain market share for its NSA products in the U.S. market will depend on a number of factors, including the date of the U.S. approval and launch of CLARINEX, additional entrants in the market for allergy treatments, clinical differentiation of CLARINEX from other allergy treatments and the perception of the extent of such differentiation in the marketplace, the pricing differentials that may exist among CLARITIN, CLARINEX, other allergy treatments and generic loratadine tablets upon their introduction in the market which could be substantial, the date of launch of generic loratadine tablets, the erosion rate of CLARITIN and CLARINEX sales upon the entry of generic loratadine tablets and whether or not the FDA switches CLARITIN and one or both of the other branded second generation antihistamines from prescription to OTC status.

Management believes that the introduction of generic prescription or OTC loratadine and/or the switch of CLARITIN to OTC status would likely result in a rapid, sharp and material decline in CLARITIN sales in the United States. In 2000, U.S. sales of CLARITIN products were $ 2.6 billion, or 26 percent of the Company's consolidated worldwide sales, and for the first nine months of 2001, U.S. sales of CLARITIN products were $2.1 billion, or 29 percent of the Company's consolidated worldwide sales. Management believes that the magnitude of the sales erosion of CLARITIN upon the introduction of generic loratadine could be similar to the sales erosion of Eli Lilly and Company's drug Prozac ® when it became subject to generic competition in August 2001. According to published reports, Prozac prescriptions eroded approximately 80% in the first two months following generic entrants. This was an unprecedented level of sales erosion for a category leading drug, which management believes illustrates the strength of managed care, mail order pharmacies and other market forces to drive utilization to generics. The category of drug may also affect the rate of erosion, and there are no assurances that the erosion rate for CLARITIN, which is labeled for the treatment of seasonal allergies and hives of unknown origin, will be greater or less than the erosion rate of Prozac, which is labeled for the treatment of depression, among other things. Further, management believes that sales of CLARINEX, if and when introduced into the U.S. market, could also be materially, adversely affected by the presence of generic prescription or OTC loratadine or OTC CLARITIN in the market, although the extent of that adverse effect cannot be predicted accurately. In light of the factors described above, management believes that either the introduction of generic prescription or OTC loratadine or OTC CLARITIN in the U.S. market would likely have a rapid, sharp and material adverse effect on the Company's results of operations beginning at the occurrence of such an event and extending for an indeterminate period of time thereafter. That effect on the Company's results of operations may be mitigated if the Company is successful in its patent litigation described in Item 3, Legal Proceedings, of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as amended by this Report and the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001.

Uncertainties inherent in government regulatory approval processes, including, among other things, delays in approval of new products, formulations or indications, may also affect the Company's operations. The effect on operations of regulatory approval processes cannot be predicted.

The Company is subject to the jurisdiction of various national, state and local regulatory agencies and is, therefore, subject to potential administrative actions. Of particular importance is the FDA in the United States. It has jurisdiction over all the Company's businesses and administers requirements covering the testing, safety, effectiveness, approval, manufacturing, labeling and marketing of the Company's products. From time to time, agencies, including the FDA, may require the Company to address various manufacturing, advertising, labeling or other regulatory issues, such as those noted below relating to the Company's current manufacturing issues. Failure to comply with governmental regulations can result in delays in the release of products, seizure or recall of products, suspension or revocation of the authority necessary for the production and sale of products, discontinuance of products, fines and other civil or criminal sanctions. Any such result could have a material adverse effect on the Company, its financial position or its results of operations. Additional information regarding government regulation and cautionary factors that may affect future results is provided in Part I, Item I, Business, in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, which is incorporated by reference herein.

On May 11, 2001, the FDA held a joint meeting of its Nonprescription Drugs Advisory Committee and its Pulmonary-Allergy Drugs Advisory Committee to consider a citizens' petition filed with the FDA by a health insurance company requesting that loratadine and two other antihistamines marketed by other companies be switched from prescription to OTC status. The panel voted 19-4 in a non-binding recommendation that loratadine has a safety profile acceptable for OTC marketing. The panel also had serious concerns regarding appropriate OTC labeling. Additional issues on the lack of use studies as well as patient access were also noted. The Company opposed the petition which it maintains would force patients to self-diagnose, self-treat and pay the entire cost of their allergy medications, thus raising serious questions about quality of care and costs for patients. Further, the Company believes that there are significant legal and public policy issues that would be raised if the FDA were to require an OTC switch without drug-sponsor support. However, the ultimate resolution of the citizens' petition cannot be predicted, and a final resolution mandating an OTC switch of loratadine would likely have a material adverse effect on the Company, its financial position or its results of operations.

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

In April 2001, the Company reported on its efforts to complete a new, comprehensive GMP Work Plan that takes a broad, systemic approach that will encompass all FDA-regulated manufacturing sites and address six key areas: quality assurance, facilities and equipment, materials management, production, laboratories, and packaging and labeling. That GMP Work Plan was submitted to the FDA on May 1, 2001. In June 2001, the Company reported that the FDA had completed additional inspections at the Company's New Jersey and Puerto Rico manufacturing facilities and had issued new inspection reports, which cited some continuing and some additional GMP deficiencies. Among the issues affecting the Company's ability to manufacture and ship certain pharmaceutical products has been the temporary interruption of some production lines to install system upgrades and further enhance compliance, and other technical production and equipment qualification issues.

As part of its effort to improve manufacturing and quality-control functions, the Company will continue to invest in new equipment, process and system improvements. In addition, the Company is making extensive improvements to its operations, including:

  In quality and manufacturing, some 500 people will be added to strengthen these areas. The Company is about two-thirds of the way to this goal and has recruited a number of senior level executives from outside the Company;

  In the area of equipment requalification and revalidation of products, the Company has recruited highly qualified executives, scientists and consultants to improve revalidation studies and set up a global validation review board to oversee the requalification of manufacturing equipment and the revalidation of processes and support systems;

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

While the Company continues to take extensive measures intended to enhance its manufacturing processes and controls, the Company notes that, although it believes that progress has been made, additional improvements are required. The Company is continuing its efforts to resolve the issues relating to GMP deficiencies with the FDA, but cannot predict the outcome of those efforts.

Under certain circumstances, the Company may deem it advisable to initiate product recalls. In the first nine months of 2001, the Company initiated voluntary recalls of batches of several human and animal health products. The cost of the recalls did not have a significant impact on the financial results of the Company.

As described in part in the note entitled Legal and Environmental Matters above, and in Part I, Item 1, Business, in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, which is incorporated by reference herein, the pricing, marketing programs and arrangements and related business practices of the Company and other participants in the health care industry are under increasing scrutiny from federal and state regulatory, investigative, prosecutorial and administrative entities. These entities include the Department of Justice, the Office of Inspector General of the Department of Health and Human Services, the FDA, the Federal Trade Commission (FTC) and various state Attorneys General offices. Many of the health care laws under which certain of these governmental entities operate, including the federal and state "anti-kickback" statutes and statutory and common law "false claims" laws, have been construed broadly by the courts and permit the government entities to exercise significant discretion. In the event that any of those governmental entities believes that wrongdoing has occurred, one or more of them could institute civil or criminal proceedings, which, if instituted and resolved unfavorably, could subject the Company to fines, penalties, and administrative remedies, including exclusion from government reimbursement programs. Any such result could have a material adverse effect on the Company, its financial position or its results of operations.

Liquidity and financial resources - nine months ended September 30, 2001

Net income generated from operations continues to be the Company's major source of funds to finance working capital, shareholder dividends, common share repurchases and capital expenditures. Cash provided by operating activities was $1,753 million for the first nine months of 2001, a decrease of $246 million from 2000. This change was due to the decrease in net income, as well as the timing of receipts and disbursements.

Cash was also used in the first nine months to fund capital expenditures of $498 million. The Company anticipates that capital expenditures will exceed $750 million in 2001.

In the first nine months of 2001, cash was used to pay shareholder dividends of $676 million. In April 2001, the Board of Directors increased the quarterly dividend by 14 percent to $.16 from $.14 per common share. Cash was also used to repurchase shares for $34 million in the first nine months of 2001. In February 2000, the Board of Directors authorized the repurchase of $1.5 billion of the Company's common shares. As of September 30, 2001, this program was approximately 36 percent complete. The Company suspended its repurchase activity in the first quarter and intends to restart that program when it deems it prudent to do so.

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

Cautionary Factors That May Affect Future Results

Management's discussion and analysis set forth above contains certain forward-looking statements, including statements regarding the Company's financial position and results of operations. These forward-looking statements are based on current expectations. Certain factors have been identified by the Company in Item 1 of the Company's December 31, 2000, Form 10-K filed with the Securities and Exchange Commission, and under Additional Factors Influencing Operations above, which could cause the Company's actual results to differ materially from expected and historical results. Item 1 from the Form 10-K is incorporated by reference herein. The Company has issued cautionary statements in the Disclosure Notices attached to its press releases discussing matters described in this Report. The Company's press releases for 2001 are available on the Company's Website on the worldwide web at schering-plough.com. The reader of this Report is urged to read those cautionary statements, which are incorporated by reference herein.

Item 3. Market Risk Disclosures

As discussed in the 2000 Annual Report to Shareholders, the Company's exposure to market risk from changes in foreign currency exchange rates and interest rates, in general, is not material.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 3, Legal Proceedings, of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as amended by the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001, are incorporated by reference.

In August 2001, Geneva Pharmaceuticals Technology Corp. (Geneva Pharmaceuticals) and Three Rivers Pharmaceuticals, L.L.C. (Three Rivers) submitted separate ANDAs with the FDA seeking to market generic forms of 200 mg. REBETOL (ribavirin) capsules in the United States before the expiration of the Company's patents covering ribavirin formulations. Geneva Pharmaceuticals and Three Rivers have asserted that they do not infringe the Company's REBETOL patents and/or the patents are invalid. The REBETOL patents are material to the Company's business. In September and October 2001, the Company filed suits in federal court seeking rulings that the ANDA submissions by Geneva Pharmaceuticals and Three Rivers, respectively, constitute infringement of the Company's patents and that the challenges to the Company's patents are without merit. The Company believes that it should prevail in the suits. However, as with any litigation, there can be no assurance that the Company will prevail.

The Company is a defendant in a number of purported nationwide or state class action lawsuits in which plaintiffs seek a refund of the purchase price of the phenylpropanolamine-containing cough/cold remedies, laxatives or recalled albuterol/VANCERIL inhalers they purchased. Other pharmaceutical manufacturers are co-defendants in some of these lawsuits. In general, plaintiffs claim that they would not have purchased these products had they known of certain medical risks attendant with their use or would only have purchased the products at a reduced price had they known these risks. All of these lawsuits are in the early stages of discovery: plaintiffs' theories for recovery have yet to be legally tested and the Courts have not yet agreed that these cases should go forward as class actions. The Company believes that it should prevail in these suits. However, as with any litigation, there can be no assurance that the Company will prevail.

In October 2001, United States Internal Revenue Service ("IRS") auditors have asserted, in reports, that the Company is liable for additional tax for the 1990 through 1992 tax years. The reports allege that two interest rate swaps that the Company entered into with an unrelated party should be recharacterized as loans from affiliated companies resulting in additional tax on income. The tax sought by the IRS auditors relating to the recharacterization is approximately $195 million, plus penalties and interest for the period stated above. The Company and its tax advisors believe there is no merit to the IRS' position. The Company intends to defend its position vigorously, however, there can be no assurance that the Company will prevail.

Reference is made to the fifteenth paragraph of Item 3, Legal Proceedings, of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as amended by the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001, relating to CLARITIN patent litigation. In 2001, Andrx Pharmaceuticals, L.L.C. submitted another Abbreviated New Drug Application (ANDA) to the FDA to market a second formulation of generic CLARITIN. The Company has filed suit in federal court seeking a ruling that the ANDA submission and proposed marketing of a generic product constitutes willful infringement of the Company's patents and that the challenge to the patents is without merit. The Company believes that it should prevail in this suit. However, as with any litigation, there can be no assurance that the Company will prevail.

Reference is made to the sixteenth paragraph of Item 3, Legal Proceedings, of Part l of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as amended by the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, relating to litigation filed against the Company by Hoffmann-La Roche Inc. (Roche) in the United States and Europe concerning Roche's patents on certain pegylated interferons. All patent litigation in the United States and Europe involving the two companies' respective peginterferon products has been settled.

Reference is made to the twentieth paragraph of item 3, Legal Proceedings, of Part 1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, relating to a jury finding in January 2000 that the Company's PRIME PAC® PRRS (Porcine Respiratory and Reproductive Syndrome) vaccine infringed a patent owned by Boehringer Ingelheim Vetmedica, Inc. An injunction was issued in August 2000 barring further sales of the Company's vaccine. The Company's post-trial motions for either a reversal of the jury's verdict or a new trial was denied in September 2001. The Company will appeal. However, as with any litigation, there can be no assurance that the Company will prevail.

Reference is made to the twenty-first paragraph of Item 3, Legal Proceedings, of Part 1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as amended by the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001. On February 15, 2001, the Company stated in a press release that the FDA has been conducting inspections of the Company's manufacturing facilities in New Jersey and Puerto Rico and has issued reports citing deficiencies concerning compliance with current Good Manufacturing Practices, primarily relating to production processes, controls and procedures. The next day, February 16, 2001, a lawsuit was filed in the United States District Court for the District of New Jersey against the Company and certain named officers alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Additional lawsuits of the same tenor followed. The plaintiffs in the suits purport to represent classes of shareholders who purchased shares of Company stock between dates as early as March 2, 2000 and February 15, 2001, the date of the press release. In April 2001, a lawsuit was filed in the United States District Court for the District of New Jersey against the Company and certain named officers alleging substantially the same violations of the Securities Exchange Act of 1934 as alleged in the putative class actions described above in this paragraph, as well as alleging violations of Section 11 of the Securities Act of 1933 and failure to disclose information which is the subject matter of the FTC administrative proceeding described above and purporting to represent a class of shareholders who purchased shares of Company stock between July 25, 2000 and March 30, 2001, the last business day before the Company issued a press release relating to the FTC administrative proceeding. This complaint and all of the previously-filed complaints were consolidated into one action in the United States District Court for the District of New Jersey, and a lead plaintiff, the Florida State Board of Administration, was appointed by the Court on July 2, 2001. On October 11, 2001, a consolidated amended complaint was filed, alleging the same violations described in the second sentence of this paragraph (but not a Section 11 claim) and purporting to represent a class of shareholders who purchased shares of Company stock from May 9, 2000 through February 15, 2001. The Company believes that it has substantial defenses and intends to defend the consolidated action vigorously.

Reference is made to the fifth paragraph of Item 1, Legal Proceedings, of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, as amended by the eighth paragraph of Item 1, Legal Proceedings, of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, relating to shareholder derivative lawsuits against the Company (as nominal defendant) and certain officers, directors and a former director seeking damages on behalf of the Company including disgorgement of trading profits made by the defendants allegedly on the basis of material inside information. Two lawsuits were filed in the United States District Court for the District of New Jersey and two lawsuits were filed in New Jersey state court. In August 2001, the plaintiffs in each of the New Jersey state court shareholder derivative actions moved to dismiss voluntarily the complaints in those actions. The Court has not yet ruled on these motions. The two shareholder derivative actions pending in the United States District Court for the District of New Jersey have been consolidated into one action, which is in its very early stages. This consolidated action is being coordinated for pre-trial purposes with the consolidated actions described in the immediately preceding paragraph.

Reference is made to the second paragraph of Item 1, Legal Proceedings, of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 relating to an arbitration commenced by Biogen. Biogen has commenced a second arbitration against the Company, the first arbitration having commenced in July 2001. The second arbitration relates to Biogen's claim that the Company owed royalties on INTRON A provided without charge or at a reduced charge to indigent patients participating in SCHERING'S COMMITMENT TO CARE program. The Company believes that Biogen's claims in both proceedings are without merit and will defend itself vigorously. However, as with any arbitration, there can be no assurance that the Company will prevail.

Reference is made to the second paragraph of Item 1, Legal Proceedings, of Part ll of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, relating to an administrative proceeding against the Company, Upsher-Smith, Inc. (Upsher-Smith) and ESI Lederle, Inc. (Lederle) alleging anti-competitive effects from the settlement of patent lawsuits between the Company and Upsher-Smith and the Company and Lederle. The lawsuits that were settled related to generic versions of
K-DUR, the Company's long-acting potassium chloride products, which was the subject of ANDAs filed by Upsher-Smith and Lederle. Discovery in the proceedings is on-going. The administrative hearing is scheduled to begin in January 2002. The Company believes that its actions have been lawful and proper, and intends to defend itself vigorously. However, it is not possible to predict the outcome of the investigation, which could result in the imposition of injunctive or administrative remedies.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits - The following Exhibits are filed with this document:

Exhibit
Number		Description
15	-	Awareness letter

  Reports on Form 8-K:

No report was filed during the three months ended September 30, 2001.

SIGNATURE(S)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Schering-Plough Corporation
(Registrant)

Date November 13, 2001	/s/Thomas H. Kelly
Thomas H. Kelly Vice President and Controller
(Duly Authorized Officer and Chief Accounting Officer)