Form 10-K
period 2001-12-31
SCHERING PLOUGH CORP
filed 2002-03-29
CIK 310158

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001	Commission File No. 1-6571

SCHERING-PLOUGH CORPORATION
Incorporated in New Jersey	I.R.S. Employer Identification No. 22-1918501
2000 Galloping Hill Road
Kenilworth, N.J. 07033
(908) 298-4000

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Shares, $.50 par value	New York Stock Exchange

Preferred Share Purchase Rights*	New York Stock Exchange

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

Aggregate market value of common shares at February 28, 2002 held by non-affiliates based on closing price: $50.5 billion

Common shares outstanding as of February 28, 2002: 1,465,887,953
Part of Form 10-K
Documents incorporated by reference	incorporated into

Schering-Plough Corporation 2001	Parts I, II and IV
Annual Report to Shareholders

Schering-Plough Corporation Proxy	Part III
Statement for the Annual Meeting of
Shareholders on April 23, 2002

Part I
Item 1.	Business

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

Subsidiaries of Schering-Plough are engaged in the discovery, development, manufacturing and marketing of pharmaceutical products worldwide. Discovery and development efforts target the field of human health. Occasionally, application in the field of animal health can result from these efforts. The Company views animal health applications as a means to maximize the return on investments in discovery and development. The Company operates primarily in the prescription pharmaceutical marketplace. However, where appropriate, the Company has sought and may in the future seek regulatory approval to switch prescription products to over-the-counter (OTC) status as a means of extending a product's life cycle. In this way, the OTC marketplace is yet another means of maximizing the return on investments in discovery and development. One example of this is the Company's applications currently pending with the federal Food and Drug Administration (FDA) to switch all indications and market all formulations of the Company's CLARITIN brand of nonsedating antihistamine as OTC products.

Prescription products include: CELESTAMINE, CLARINEX, CLARITIN, CLARITIN-D, CLARITIN SYRUP, NASONEX, POLARAMINE, PROVENTIL and VANCERIL, allergy/respiratory; CAELYX, CEDAX, EULEXIN, GARAMYCIN, INTRON A, PEG-INTRON, REBETOL (ribavirin), REBETRON Combination Therapy containing REBETOL capsules and INTRON A injection, REMICADE and TEMODAR, anti-infective and anticancer; DIPROLENE, DIPROSONE, ELOCON, LOTRISONE, QUADRIDERM and VALISONE, dermatologicals; IMDUR, INTEGRILIN, K-DUR and NITRO-DUR, cardiovasculars; and CELESTONE, DIPROSPAN and SUBUTEX, other pharmaceuticals.

Animal health products include: CEPRAVIN and NUFLOR, antimicrobials; BANAMINE, a non-steroidal anti-inflammatory; RALGRO, a growth promotant implant; OTOMAX, an otic product; a broad range of vaccines for many species; parasiticides, sutures, bandages and nutritional products.

Foot care, OTC and sun care products include: CLEAR AWAY wart remover; DR. SCHOLL'S foot care products; LOTRIMIN AF and TINACTIN antifungals; A & D ointment; AFRIN nasal decongestant; CHLOR-TRIMETON antihistamine; CORICIDIN and DRIXORAL cold and decongestant products; CORRECTOL laxative; BAIN DE SOLEIL, COPPERTONE and SOLARCAINE sun care products.

Net Sales by Major Product and Therapeutic Category
(Dollars in millions)

	For the years ended December 31,
	2001	2000	Percent Change

ALLERGY & RESPIRATORY	$4,217	$4,189	1%
CLARITIN/CLARINEX	3,159	3,011	5
NASONEX	524	415	26
PROVENTIL	230	197	17
VANCERIL	82	127	(35)
VANCENASE	2	175	(99)
OTHER ALLERGY & RESPIRATORY	220	264	(17)

ANTI-INFECTIVE & ANTICANCER	2,273	2,015	13
INTRON FRANCHISE*	1,447	1,360	6
TEMODAR	180	121	49
REMICADE	166	57	N/M
EULEXIN	83	128	(35)
OTHER ANTI-INFECTIVE & ANTICANCER	397	349	14

CARDIOVASCULARS	623	746	(17)
INTEGRILIN	231	172	34
K-DUR	216	290	(26)
NITRO-DUR	113	138	(18)
IMDUR	52	120	(57)
OTHER CARDIOVASCULARS	11	26	(58)

DERMATOLOGICALS	593	680	(13)
ELOCON	190	171	12
LOTRISONE	87	192	(55)
OTHER DERMATOLOGICALS	316	317	-

OTHER PHARMACEUTICALS	663	716	(7)

WORLDWIDE PHARMACEUTICALS	8,369	8,346	-

ANIMAL HEALTH	694	720	(4)
FOOT CARE	323	348	(7)
OTC	196	202	(2)
SUN CARE	220	199	10

CONSOLIDATED NET SALES	$9,802	$9,815	-

N/M - Not meaningful

*The INTRON franchise consists of INTRON A, PEG-INTRON, a longer-acting form of INTRON A (as monotherapy for treating hepatitis C and in combination with REBETOL Capsules) and REBETRON Combination Therapy, containing REBETOL Capsules and INTRON A Injection.

The "Segment Information" as set forth in the Notes to Consolidated Financial Statements in the Company's 2001 Annual Report to Shareholders is incorporated herein by reference.

Prescription drugs are introduced and made known to physicians, pharmacists, hospitals, managed care organizations and buying groups by trained professional sales representatives, and are sold to hospitals, certain managed care organizations, wholesale distributors and retail pharmacists. Prescription products are also introduced and made known through journal advertising, direct mail advertising, by distributing samples to physicians and through television, radio, internet, print and other advertising media.

Animal health products are promoted to veterinarians, distributors and animal producers.

Foot care, OTC and sun care products are sold through wholesale and retail drug, food chain and mass merchandiser outlets, and are promoted directly to the consumer through television, radio, internet, print and other advertising media.

The pharmaceutical industry is highly competitive and includes other large companies with substantial resources for research, product development, advertising, promotion and field selling support. There are numerous domestic and international competitors in this industry. Some of the principal competitive techniques used by the Company for its products include research and development of new and improved products, high product quality, varied dosage forms and strengths and switching prescription products to non-prescription status. In the United States, many of the Company's products are subject to increasingly competitive pricing as managed care groups, institutions, federal and state government entities and agencies and buying groups seek price discounts and rebates. Governmental and other pressures toward the dispensing of generic products may significantly reduce the sales of certain products when they become no longer protected by patents or data exclusivity arrangements with the FDA.

The Company's subsidiaries own (or have licensed rights under) a number of patents and patent applications, both in the United States and abroad. Patents and patent applications relating to the Company's significant products, including, without limitation, CLARINEX, the CLARITIN family of products, INTRON A, REBETRON Combination Therapy containing REBETOL capsules and INTRON A injection, PEG-INTRON, REBETOL and NASONEX, are of material importance to the Company. Certain CLARITIN (loratadine) related patents expire over the next several years. The compound patent for loratadine is set to expire on June 19, 2002. U.S. market exclusivity for CLARITIN was extended by the FDA to December 19, 2002, because the Company conducted pediatric clinical trials at the request of the FDA. The compound patent for desloratadine is set to expire on April 21, 2004. U.S. market exclusivity for CLARINEX was extended by the FDA to October 21, 2004, because the Company conducted pediatric clinical trials at the request of the FDA. These patents are subject to litigation as described in Item 3, Legal Proceedings, of this Form 10-K.

CLARITIN (loratadine) sales in the United States, in all formulations, accounted for 28 percent of the Company's consolidated worldwide sales in 2001, and a larger percentage of the Company's consolidated earnings. The Company has sued 15 drug manufacturers that are seeking to market certain forms of generic prescription or OTC loratadine prior to the expiration of certain of the Company's U.S. patents, including the compound patents for loratadine and desloratadine. In each case, the Company has filed suit in federal court seeking a ruling that the applicable Abbreviated New Drug Application (ANDA) or "paper" New Drug Application submission and proposed marketing of a generic prescription or OTC product constitute willful infringement of the Company's patents and that the challenge to the patents is without merit. If the Company does not prevail in those suits, it is reasonably possible that generic prescription or OTC forms of loratadine could enter the market as early as December 20, 2002.

It is possible that OTC CLARITIN could be introduced into the U.S. market prior to the expiration of the Company's patents. As the Company announced on March 8, 2002, the FDA has accepted for filing supplemental New Drug Applications (sNDAs) to switch all indications and market all formulations of the CLARITIN brand of nonsedating antihistamine as OTC products. The applications have been assigned a "standard review" by FDA, with a targeted action date of November 28, 2002. The Company also reported that, as part of a previously scheduled meeting on April 22-23, 2002, the FDA's Nonprescription Drug Advisory Committee will consider, among other scheduled items, whether loratadine can be appropriately labeled to treat chronic idiopathic urticaria (CIU) in an OTC setting.

Management believes that either the introduction of generic prescription or OTC loratadine or OTC CLARITIN in the U.S. market would likely have a rapid, sharp and material adverse effect on the Company's results of operations beginning at the occurrence of such an event and extending for an indeterminate period of time thereafter. That effect on the Company's results of operations may be mitigated if the Company is successful in its patent litigation described in Item 3, Legal Proceedings, of this Form 10-K.

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

During 2001, 2000 and 1999, 16 percent, 13 percent and 12 percent, respectively, of consolidated net sales were made to McKesson Corporation, a major pharmaceutical and health care products distributor. Also, during 2001, 2000 and 1999, 12 percent, 13 percent and 12 percent, respectively, of consolidated net sales were made to AmerisourceBergen Corporation, a major pharmaceutical and health care products distributor. Substantially all of these sales were in the United States.

Foreign Operations

Foreign activities are carried out primarily through wholly-owned subsidiaries wherever market potential is adequate and circumstances permit. In addition, the Company is represented in some markets through licensees or other distribution arrangements. There are approximately 16,000 employees outside the United States.

Foreign operations are subject to certain risks, which are inherent in conducting business overseas. These risks include possible nationalization, expropriation, importation limitations, pricing restrictions, and other restrictive governmental actions or economic destabilization. Also, fluctuations in foreign currency exchange rates can impact the Company's consolidated financial results. For additional information on foreign operations, see "Management's Discussion and Analysis of Operations and Financial Condition" and "Segment Information" in the Company's 2001 Annual Report to Shareholders, which is incorporated herein by reference.

Research and Development

The Company's research activities are primarily aimed at discovering and developing new and enhanced prescription products of medical and commercial significance. Company sponsored research and development expenditures were $1,312 million, $1,333 million and $1,191 million in 2001, 2000 and 1999, respectively. Research expenditures represented approximately 13 percent of consolidated net sales in 2001, approximately 14 percent of consolidated net sales in 2000 and approximately 13 percent of consolidated net sales in 1999.

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

While several pharmaceutical compounds are in varying stages of development, it cannot be predicted when or if these compounds will become available for commercial sale. Among the products that are awaiting FDA approval as of March 28, 2002 (the last day prior to printing this report) are ZETIA (ezetimibe) tablets, a cardiovascular product being developed by the Merck/Schering-Plough Pharmaceuticals joint venture, and CLARINEX D and ASMANEX (mometasone furoate), allergy/respiratory products. Also, CLARITIN has been filed for marketing approval in Japan, and as noted above in this Item 1, the Company has filed sNDAs to switch all indications and market all formulations of CLARITIN as OTC products.

Government Regulation

Pharmaceutical companies are subject to extensive regulation by a number of national, state and local agencies. Of particular importance is the FDA. It has jurisdiction over all the Company's businesses and administers requirements covering the testing, approval, safety, effectiveness, manufacturing, labeling and marketing of the Company's products. The extent of FDA requirements and/or reviews affects the amount of resources necessary to develop new products and bring them to market in the United States.

On an ongoing basis, the FDA regulates the facilities and procedures used to manufacture pharmaceutical products in the United States or for sale in the United States. All products made in such facilities are to be manufactured in accordance with Good Manufacturing Practices (GMPs) established by the FDA. The FDA periodically inspects the Company's facilities and procedures to evaluate compliance.

The FDA has been conducting inspections of the Company's manufacturing facilities in New Jersey and Puerto Rico, and has issued reports citing deficiencies concerning compliance with current GMPs, primarily relating to production processes, controls and procedures and is continuing to evaluate the issues raised and information provided by the Company in connection with the FDA inspections. While the Company has taken extensive measures intended to enhance its manufacturing processes and controls, the Company notes that the FDA's inspection reports and its own internal reviews indicate that improvements are required. On December 21, 2001, the Company announced that it is in negotiations with the FDA for a consent decree to resolve issues involving the Company's compliance with current GMPs at its manufacturing facilities in New Jersey and Puerto Rico. Although the Company notes that a number of issues are being discussed and that it cannot assure that a negotiated agreement will be reached or what the terms of that agreement would be, the Company believes that it is probable that a consent decree will ultimately be entered into with the FDA leading to a payment of $500 million. Any agreement would be subject to approval by the U.S. District Court for the District of New Jersey.

Failure to comply with governmental regulations can result in delays in the release of products, delays in the approvals of new products, seizure or recall of products, suspension or revocation of the authority necessary for the production and sale of products, fines and other civil or criminal sanctions.

The FDA also regulates the conversion of pharmaceuticals from prescription to over-the-counter (OTC) status. On May 11, 2001, the FDA held a joint meeting of its Nonprescription Drugs Advisory Committee and its Pulmonary-Allergy Drugs Advisory Committee to consider a citizens' petition filed with the FDA by a health insurance company requesting that loratadine and two other antihistamines marketed by other companies be switched from prescription to OTC status. The panel voted 19-4 in a non-binding recommendation that loratadine has a safety profile acceptable for OTC marketing. The panel also had serious concerns regarding appropriate OTC labeling. Additional issues on the lack of use studies as well as patient access were also noted. While the Company is on record with the FDA as opposing the switch of prescription medications to OTC status without the consent of the company that holds the New Drug Application (NDA), management recognizes that the medical, public policy and business environment in which it operates is not static. In light of that changing environment, the Company filed sNDAs with the FDA, which were accepted for filing by the FDA, to switch all indications and market all formulations of the CLARITIN brand as OTC products. The applications have been assigned a "standard review" by the FDA, with a targeted action date of November 28, 2002. On April 22-23, 2002, the FDA's Nonprescription Drug Advisory Committee will consider, among other scheduled items, whether loratadine can be appropriately labeled to treat chronic idiopathic urticaria (CIU) in an OTC setting.

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

In recent years, various legislative proposals have been offered in Congress and in many state legislatures that would effect major changes in the affected health care systems. One such change that could be material to the Company is the possible addition of an outpatient prescription drug benefit to Medicare. Some states have passed legislation, and further federal and state legislative and administrative proposals are possible. These could include price or patient reimbursement constraints on medicines, mandated discounts, supplemental rebates, expansion of existing governmental programs for new patient populations and restrictions on access to certain products. Similar issues have also arisen in many countries outside of the United States. It is not possible to predict the outcome of such initiatives and their effect on operations and cash flows cannot be reasonably estimated.

The Company is also subject to the jurisdiction of various other federal and state regulatory and enforcement departments and agencies, such as the Federal Trade Commission (FTC), the Department of Justice and the Department of Health and Human Services in the United States. The Company is, therefore, subject to possible administrative and legal proceedings and actions by those organizations. Such actions may result in the imposition of civil and criminal sanctions, which may include fines, penalties and injunctive or administrative remedies.

Environment

To date, compliance with federal, state and local environmental protection laws has not had a materially adverse effect on the Company. The Company has made and will continue to make necessary expenditures for environmental protection. Worldwide capital expenditures during 2001 included approximately $7 million for environmental control purposes. It is anticipated that continued compliance with such environmental regulations will not significantly affect the Company's financial statements or its competitive position. For additional information on environmental matters, see "Legal and Environmental Matters" in the Notes to Consolidated Financial Statements in the Company's 2001 Annual Report to Shareholders, which is incorporated herein by reference.

Employees

There were approximately 29,800 people employed by the Company at December 31, 2001.

Cautionary Factors that May Affect Future Results

(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

This report and other written reports and oral statements made from time to time by the Company may contain so-called "forward-looking statements," all of which are subject to risks and uncertainties. One can identify these forward-looking statements by their use of words such as "expects," "plans," "will," "estimates," "forecasts," "projects," "believes," "anticipates" and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address the Company's growth strategy, financial results, regulatory issues, status of product approvals, development programs, litigation and investigations. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from the Company's forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed, and actual future results may vary materially. The Company does not assume the obligation to update any forward-looking statement. Although it is not possible to predict or identify all such factors, they may include the following:

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

  Competitive factors, including technological advances attained by competitors, patents granted to competitors, new products of competitors coming to the market, new indications for competitive products or generic prescription or OTC competition as the Company's products mature and patents expire on products.

  Increased pricing pressure both in the United States and abroad from managed care organizations, institutions and government agencies and programs. In the United States, among other developments, consolidation among customers may increase pricing pressures and may result in various customers having greater influence over prescription decisions through formulary decisions and other policies.

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

  Failure to meet GMPs established by the FDA and other governmental authorities can result in delays in the release of products, seizure or recall of products, suspension or revocation of the authority necessary for the production and sale of products, fines and other civil or criminal sanctions. The resolution of manufacturing issues with the FDA discussed in this report are subject to substantial risks and uncertainties. These risks and uncertainties, including the timing, scope and duration of a resolution of the manufacturing issues, will depend on the ability of the Company to assure the FDA of the quality and reliability of its manufacturing systems and controls, and the extent of remedial and prospective obligations undertaken by the Company.

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

  Major products such as CLARITIN, INTRON A, PEG-INTRON, REBETRON Combination Therapy, Rebetol capsules and NASONEX accounted for a material portion of the Company's 2001 revenues. If any major product were to become subject to a problem such as loss of patent protection, OTC competition, previously unknown side effects, if a new, more effective treatment should be introduced; or if the product is discontinued for any reason, the impact on revenues could be significant. As noted under Item 1, Business, of this Form 10-K, management believes that either the introduction of generic prescription or OTC loratadine or OTC CLARITIN in the U.S. market would likely have a rapid, sharp and material adverse effect on the Company's results of operations beginning at the occurrence of such an event and extending for an indeterminate period of time thereafter. That effect on the Company's results of operations may be mitigated if the Company is successful in its patent litigation described in Item 3, Legal Proceedings, of this Form 10-K.

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

The Company's corporate headquarters is located in Kenilworth, New Jersey. Principal manufacturing facilities are located in Kenilworth, New Jersey; Miami, Florida; Omaha, Nebraska; Cleveland, Tennessee; Puerto Rico, Argentina, Belgium, Canada, France, Germany, Ireland, Italy, Japan, Mexico, Singapore and Spain.

The Company's principal research facilities are located in Kenilworth and Union, New Jersey; Palo Alto and San Diego, California; and Elkhorn, Nebraska.

The major portion of properties are owned by the Company. These properties are well maintained, adequately insured and in good operating condition. The Company's manufacturing facilities have capacities considered appropriate to meet the Company's needs.
Item 3.	Legal Proceedings

Subsidiaries of the Company are defendants in 225 lawsuits involving approximately 250 plaintiffs arising out of the use of synthetic estrogens by the mothers of the plaintiffs. In virtually all of these lawsuits, many other pharmaceutical companies are also named defendants. The female plaintiffs claim various injuries, including cancerous or precancerous lesions of the vagina and cervix and a multiplicity of pregnancy problems. A number of suits involve infants with birth defects born to daughters whose mother took the drug. The total amount claimed against all defendants in all the suits amounts to more than $1.0 billion. While it is not possible to precisely predict the outcome of these proceedings, it is management's opinion that it is remote that any material liability in excess of the amount accrued will be incurred.

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

Residents in the vicinity of a publicly owned waste-water treatment plant in Barceloneta, Puerto Rico, have filed two lawsuits against the plant owner and operator, and numerous companies that discharge into the plant, including a subsidiary of the Company, for damages and injunctive relief relating to odors allegedly coming from the plant and connecting sewers. One of these lawsuits is a class action claiming damages of $600 million. Both lawsuits are in the very early stages of discovery and it is not possible to predict the outcome.

The Company is a defendant in numerous antitrust actions commenced (starting in 1993) in state and federal courts by independent retail pharmacies, chain retail pharmacies and consumers. The plaintiffs allege price discrimination and/or conspiracy between the Company and other defendants to restrain trade by jointly refusing to sell prescription drugs at discounted prices to the plaintiffs.

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

The Company has settled all the state court retailer actions, except one in Alabama. The settlement amounts were not material to the Company. In June 1999, the Alabama Supreme Court reversed the denial of a motion for judgment on the pleadings in the Alabama retailer case. The Court held that the Alabama antitrust law did not apply to conspiracies alleged to be in interstate commerce. Based on that ruling, the Alabama retailer case has been dismissed. Subsequently, the District Attorney for the First Judicial Circuit filed a complaint on behalf of Alabama consumers under the State's Deceptive Trade Practices Act.

The Federal Court in Illinois recently remanded the cases of those retailers that opted out of the class action back to the District Courts where they were filed.

Plaintiffs in these antitrust actions generally seek treble damages in an unspecified amount and an injunction against the allegedly unlawful conduct.

The Company believes all the antitrust actions are without merit and is defending itself vigorously.

In October 1999, the Company received a subpoena from the U.S. Attorney's Office for the Eastern District of Pennsylvania, pursuant to the Health Insurance Portability and Accountability Act of 1996, concerning the Company's contracts with pharmacy benefit managers (PBMs) and managed care organizations to provide disease management services in connection with the marketing of its pharmaceutical products. It appears that the subpoena was one of a number addressed to industry participants as part of an inquiry into, among other things, pharmaceutical marketing practices. The government's inquiry has focused on, among other things, whether the Company's disease management and other marketing programs and arrangements comply with federal health care laws and whether the value of its disease management programs and other marketing programs and arrangements should have been included in the calculation of rebates to the government. The Company has been cooperating with the investigation. In March 2002, the U.S. Attorney's Office began issuing grand jury subpoenas. The grand jury investigation appears to be focused on one or more transactions with managed care organizations where the government believes the Company offered or provided deeply discounted pharmaceutical products (known as "nominally priced" products which are generally excluded from Medicaid rebate calculations), free or discounted disease management services, and other marketing programs and arrangements that delivered value, in order to place or retain one or more of the Company's major pharmaceutical products on the managed care organization's formulary. The grand jury appears to be investigating, among other things, (i) whether the transactions described above and conduct relating thereto violated federal anti-kickback statutes; and (ii) whether the value of the items and services described above should have been included in the Company's calculation of Medicaid rebates. It is not possible to predict the outcome of the investigations, which could include the commencement of civil or criminal proceedings involving fines, penalties and injunctive or administrative remedies, including exclusion from government reimbursement programs, nor can the Company predict whether the investigations will affect its marketing practices or sales.

In February 1998, Geneva Pharmaceuticals, Inc. (Geneva) submitted an Abbreviated New Drug Application (ANDA) to the U.S. FDA seeking to market a generic form of CLARITIN in the United States several years before the expiration of the Company's patents. Geneva has alleged that certain of the Company's U.S. CLARITIN patents are invalid and unenforceable. The CLARITIN patents are material to the Company's business. In March 1998, the Company filed suit in federal court seeking a ruling that Geneva's ANDA submission constitutes willful infringement of the Company's patents and that its challenge to the Company's patents is without merit. The Company believes that it should prevail in the suit. However, as with any litigation, there can be no assurance that the Company will prevail.

During 1999, Copley Pharmaceutical, Inc., Teva Pharmaceuticals USA, Inc., Novex Pharma and Zenith Goldline Pharmaceuticals individually notified the Company that each had submitted an ANDA to the FDA seeking to market certain generic forms of CLARITIN in the United States before the expiration of certain of the Company's patents, including the compound patents for loratadine and desloratadine. In 2000, Andrx Pharmaceuticals, L.L.C. (Andrx), Mylan Pharmaceuticals Inc., ESI Lederle, Inc. (Lederle) and Impax Laboratories, Inc. made similar submissions. In 2001, Alpharma USPD Inc., Ranbaxy Pharmaceuticals, Inc., Taro Pharmaceuticals USA, Inc., and Genpharm Incorporated have made similar submissions, and Andrx submitted another ANDA to the FDA to market a second formulation of generic CLARITIN. Also in 2001, McNeil Consumer Healthcare (McNeil) submitted a "paper" New Drug Application ("paper" NDA) under Section 505 (b)(2) of the Federal Food, Drug and Cosmetic Act seeking to market a generic OTC form of CLARITIN before the expiration of the Company's patents. In 2002, Whitehall-Robins Healthcare, a division of American Home Products (Wyeth as of March 11, 2002), made a similar "paper" NDA submission. Each has alleged that one or more of those patents are invalid and unenforceable. In each case, the Company has filed suit in federal court seeking a ruling that the applicable ANDA or "paper" NDA submission and proposed marketing of a generic prescription or OTC product constitute willful infringement of the Company's patents and that the challenge to the patents is without merit. The Company believes that it should prevail in these suits. However, as with any litigation, there can be no assurance that the Company will prevail.

The Company is a co-defendant in a litigation commenced in October 2001 by Housey Pharmaceuticals against 11 pharmaceutical companies in which Housey has alleged infringement of several patents relating to laboratory research methods. The Company believes that it has substantial defenses and will defend itself vigorously. However, as with any litigation, there can be no assurance that the Company will prevail.

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

During the third quarter of 2000, the Company's generic subsidiary, Warrick Pharmaceuticals (Warrick), was sued by the state of Texas. The lawsuit alleges that Warrick supplied the state with false reports of wholesale prices, which caused the state to pay Medicaid claims on prescriptions of Warrick's albuterol sulfate solution at a higher than justified level. The state seeks damages of $54 million against Warrick, including treble damages and penalties. It is not possible to predict the outcome of the litigation, which could result in the imposition of fines, penalties and injunctive or administrative remedies.

In October 2001, the West Virginia Attorney General filed a lawsuit against Warrick alleging that Warrick falsely "inflated" the AWP for albuterol sulfate solution knowing that the state Medicaid programs and other state programs relied on AWP to pay providers for the drugs. The complaint alleges that Warrick caused the state to pay excessive reimbursement to the distributors of the drug. The complaint demands unspecified damages, including treble damages and attorneys' fees. The Company believes that the claims are without merit and will defend itself vigorously. However, as with any litigation, there can be no assurance that the Company will prevail.

In November 2001, a private plaintiff filed complaints in Arizona state court against the Company and Warrick. These complaints, which are alleged to be suitable for class action status, allege that the Company and Warrick engaged in a conspiracy to fraudulently report "fictitious" AWPs regarding prescription pharmaceuticals. The "inflated" AWPs were allegedly supplied to Medicaid, Medicare and private insurers. These lawsuits seek unspecified damages, including treble damages and attorneys' fees. The Company believes that the claims are without merit and will defend itself vigorously. However, as with any litigation, there can be no assurance that the Company will prevail.

In January 2002, the Nevada Attorney General filed a lawsuit against Warrick alleging that Warrick engaged in a scheme to fraudulently report "fictitious" AWPs for prescription pharmaceuticals that were covered by Medicare and Medicaid, thus inflating those reimbursements and patients' co-payments. The lawsuit also alleges that Warrick failed to report accurate prices under the Medicaid Rebate Program and thereby underpaid the Medicaid rebates that it was required to pay to Nevada. The lawsuit seeks injunctive relief and unspecified damages, including treble and punitive damages. The Company believes that the claims are without merit and will defend itself vigorously. However, as with any litigation, there can be no assurance that the Company will prevail.

In February 2002, the Montana Attorney General filed a lawsuit against the Company and Warrick. Neither the Company nor Warrick have been served. The lawsuit alleges that the defendants reported "inflated" AWPs which were supplied to Medicare, Medicaid and Montana State agencies. The "inflated" AWPs allegedly caused the state and patients who made co-payments to overpay for certain drugs. The complaint also alleges that the defendants failed to report accurate prices under the Medicaid Rebate Program and thereby deprived the state of its proper rebates. The complaint seeks injunctive relief and unspecified damages, including double damages. The Company believes that the claims are without merit and will defend itself vigorously. However, as with any litigation, there can be no assurance that the Company will prevail.

On January 25, 2002, Warrick was served with a lawsuit filed in the United States District Court for the District of Nevada by the Twin Cities Bakery Workers Health and Welfare Fund, and another plaintiff. The case alleges to be a class action on behalf of all direct and indirect "end-payers" for Medicare-covered pharmaceuticals sold by Warrick. The case alleges violations of Section 2 of The Sherman Act, and Federal Rico, Statutory Fraud and Unjust Enrichment laws for alleged overpayments as a result of "inflated" AWPs and alleged giving of free samples and expecting that the samples would be billed to Medicare and the "end-payers." The complaint seeks treble and punitive damages and injunctive relief. The Company believes the claims are without merit and will defend itself vigorously. However, as with any litigation, there can be no assurance that the Company will prevail.

On April 2, 2001, the FTC started an administrative proceeding against the Company, Upsher-Smith, Inc. (Upsher-Smith) and Lederle. The complaint alleges anti-competitive effects from the settlement of patent lawsuits between the Company and Lederle, and the Company and Upsher-Smith. The lawsuits that were settled related to generic versions of K-DUR, the Company's long-acting potassium chloride product, which was the subject of ANDAs filed by Lederle and Upsher-Smith. The administrative hearing began in January 2002. The Company believes that its actions have been lawful and proper, and intends to defend itself vigorously. However, it is not possible to predict the outcome of the proceeding, which could result in the imposition of injunctive or administrative remedies.

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

In January 2000, a jury found that the Company's PRIME PAC® PRRS (Porcine Respiratory and Reproductive Syndrome) vaccine infringed a patent owned by Boehringer Ingelheim Vetmedica, Inc. An injunction was issued in August 2000 barring further sales of the Company's vaccine. The Company's post-trial motions for either a reversal of the jury's verdict or a new trial were denied in September 2001. The Company has appealed. As with any litigation, there can be no assurance that the Company will prevail.

On February 15, 2001, the Company stated in a press release that the FDA had been conducting inspections of the Company's manufacturing facilities in New Jersey and Puerto Rico and had issued reports citing deficiencies concerning compliance with current Good Manufacturing Practices, primarily relating to production processes, controls and procedures. The next day, February 16, 2001, a lawsuit was filed in the United States District Court for the District of New Jersey against the Company and certain named officers alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Additional lawsuits of the same tenor followed. The plaintiffs in the suits purport to represent classes of shareholders who purchased shares of Company stock between dates as early as March 2, 2000, and February 15, 2001, the date of the press release. In April 2001, a lawsuit was filed in the United States District Court for the District of New Jersey against the Company and certain named officers alleging substantially the same violations of the Securities Exchange Act of 1934 as alleged in the putative class actions described above in this paragraph, as well as alleging violations of Section 11 of the Securities Act of 1933 and failure to disclose information which is the subject matter of the FTC administrative proceeding described above and purporting to represent a class of shareholders who purchased shares of Company stock between July 25, 2000, and March 30, 2001, the last business day before the Company issued a press release relating to the FTC administrative proceeding. This complaint and all of the previously filed complaints were consolidated into one action in the United States District Court for the District of New Jersey, and a lead plaintiff, the Florida State Board of Administration, was appointed by the Court on July 2, 2001. On October 11, 2001, a consolidated amended complaint was filed, alleging the same violations described in the second sentence of this paragraph (but not a Section 11 claim) and purporting to represent a class of shareholders who purchased shares of Company stock from May 9, 2000, through February 15, 2001. The Company has moved to dismiss the consolidated amended complaint. The Company believes that it has substantial defenses and intends to defend the consolidated action vigorously.

In addition to the lawsuits described in the immediately preceding paragraph, two lawsuits were filed in the United States District Court for the District of New Jersey and two lawsuits were filed in New Jersey state court against the Company (as a nominal defendant) and certain officers, directors and a former director seeking damages on behalf of the Company including disgorgement of trading profits made by defendants allegedly obtained on the basis of material non-public information. The complaints in each of those four lawsuits relate to the issues described in the Company's February 15, 2001, press release, and allege a failure to disclose material information and breach of fiduciary duty by the directors. One of the federal court lawsuits also includes allegations related to the investigations by the U.S. Attorney's Offices for the Eastern District of Pennsylvania and the District of Massachusetts, the FTC's administrative proceeding against the Company, and the lawsuit by the state of Texas against Warrick, all of which are described above. Each of these lawsuits is a shareholder derivative action that purports to assert claims on behalf of the Company, but as to which no demand was made on the Board of Directors and no decision has been made on whether the Company can or should pursue such claims. In August 2001, the plaintiffs in each of the New Jersey state court shareholder derivative actions moved to dismiss voluntarily the complaints in those actions, which motions were granted. The two shareholder derivative actions pending in the United States District Court for the District of New Jersey have been consolidated into one action, which is in its very early stages. This consolidated action is being coordinated for pre-trial purposes with the consolidated action described in the immediately preceding paragraph. On January 2, 2002, the Corporation received a demand letter dated December 26, 2001, from a law firm not involved in the derivative actions described above, on behalf of a shareholder who also is not involved in the derivative actions, demanding that the Board of Directors bring claims on behalf of the Company based on allegations substantially similar to those alleged in the derivative actions. On January 22, 2002, the Board of Directors adopted a board resolution establishing an Evaluation Committee, consisting of three directors, to investigate, review and analyze the facts and circumstances surrounding the allegations made in the demand letter and the consolidated amended derivative action complaint described above, but reserving to the full Board authority and discretion to exercise its business judgment in respect of the proper disposition of the demand. The Committee has engaged independent outside counsel to advise it.

The Company is a party to an arbitration commenced in July 2001 by Biogen, Inc. (Biogen) relating to, among other things, Biogen's claims that the Company owes U.S. alpha interferon royalty payments to Biogen for a period of time that the Company does not believe such royalties are owed, and to preempt future royalty disputes. Biogen's claims relate to the Company's sale of INTRON A and PEG-INTRON. A second arbitration was commenced by Biogen against the Company in August 2001 relating to Biogen's claim that the Company owed royalties on INTRON A provided without charge or at a reduced charge to indigent patients participating in SCHERING'S Commitment to Care program. In October 2001, ICN Pharmaceuticals, Inc. (ICN) also notified the Company of its intention to begin an alternative resolution dispute proceeding against the Company seeking the payment of royalties on REBETOL provided by the Company without charge or at a reduced charge to indigent patients participating in SCHERING'S COMMITMENT TO CARE program. The Company believes that Biogen's claims in both proceedings and ICN's claims are without merit and will defend itself vigorously. However, as with any arbitration or alternative dispute proceeding, there can be no assurance that the Company will prevail.

On August 9, 2001, the Prescription Access Litigation (PAL) project, a Boston-based group formed in 2001 to litigate against drug companies, issued a press release stating that PAL members filed a lawsuit in New Jersey state court against the Company. In December 2001, the Company was served with an amended complaint in the case. The suit, which PAL purports to be a class action, alleges, among other things, that the Company's direct-to-consumer advertising falsely depicts the benefits of CLARITIN in violation of the New Jersey Consumer Fraud Act. The Company believes that the claims are without merit and will defend itself vigorously. In February 2002, the Company filed a motion to dismiss this case. However, as with any litigation, there can be no assurance that the Company will prevail.

In December 2001, PAL filed a class action suit in Federal Court in Massachusetts against the Company. The complaint alleges that the Company conspired with other drug companies to defraud consumers by reporting fraudulently high AWPs for prescription medications covered by Medicare. The complaint seeks a declaratory judgment and unspecified damages, including treble damages. The Company believes that the claims are without merit and will defend itself vigorously. However, as with any litigation, there can be no assurance that the Company will prevail.

The Company received notice that, in August 2001, Geneva Pharmaceuticals Technology Corp. (Geneva Pharmaceuticals) and Three Rivers Pharmaceuticals, L.L.C. (Three Rivers), and in January 2002, Teva Pharmaceuticals USA, Inc. (Teva), submitted separate ANDAs with the FDA seeking to market generic forms of 200 mg REBETOL (ribavirin) capsules in the United States before the expiration of the Company's patents covering ribavirin formulations. Geneva Pharmaceuticals, Three Rivers and Teva have asserted that they do not infringe the Company's REBETOL patents and/or the patents are invalid. The REBETOL patents are material to the Company's business. In September 2001, October 2001 and March 2002, the Company filed suits in federal court seeking rulings that the ANDA submissions by Geneva Pharmaceuticals, Three Rivers and Teva, respectively, constitute infringement of the Company's patents and that the challenges to the Company's patents are without merit. The Company believes that it should prevail in the suits. However, as with any litigation, there can be no assurance that the Company will prevail.

In October 2001, United States Internal Revenue Service (IRS) auditors have asserted, in reports, that the Company is liable for additional tax for the 1990 through 1992 tax years. The reports allege that two interest rate swaps that the Company entered into with an unrelated party should be recharacterized as loans from affiliated companies resulting in additional tax on income. The tax sought by the IRS auditors relating to recharacterization is approximately $195 million, plus penalties and interest for the period stated above. The Company and its tax advisers believe there is no merit to the IRS' position. The Company intends to defend its position vigorously; however, there can be no assurance that the Company will prevail.

The Company is a defendant in a number of purported nationwide or state class action lawsuits in which plaintiffs seek a refund of the purchase price of the phenylpropanolamine-containing cough/cold remedies, laxatives or recalled albuterol/VANCERIL inhalers they purchased. Other pharmaceutical manufacturers are co-defendants in some of these lawsuits. In general, plaintiffs claim that they would not have purchased these products had they known of certain medical risks attendant with their use or would only have purchased the products at a reduced price had they known these risks. All of these lawsuits are in the early stages of discovery; plaintiffs' theories for recovery have yet to be legally tested and the Courts have not yet agreed that these cases should go forward as class actions. A number of lawsuits have also been filed against the Company seeking recovery for personal injuries or death. In several of these lawsuits punitive damages are claimed. The Company believes that it should prevail in these suits. However, as with any litigation, there can be no assurance that the Company will prevail.
Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

The following information regarding executive officers is included herein in accordance with Part III, Item 10.

Officers are elected to serve for one year and until their successors shall have been duly elected.

Name and Current Position	Business Experience	Age

Richard Jay Kogan Chairman of the Board, Chief Executive Officer and	Chairman of the Board and Chief Executive Officer since 1998; President and Chief Executive Officer	60
President	1996 - 1998; re-elected to office of
	President in 2001

Joseph C. Connors	Present position 1996	53
Executive Vice President
and General Counsel

Jack L. Wyszomierski	Present position 1996	46
Executive Vice President
and Chief Financial Officer

Geraldine U. Foster	Present position 1994	59
Senior Vice President,
Investor Relations and
Corporate Communications

Daniel A. Nichols	Present position 1991	61
Senior Vice President,
Taxes

John P. Ryan	Present position 1998;	61
Senior Vice President,	Vice President - Human Resources
Human Resources	Schering-Plough Pharmaceuticals
	1988 -1998

Name and Current Position	Business Experience	Age

Roch F. Doliveux	Present position 2001;	45
Vice President and	President, Schering-Plough
President, Schering-Plough	International 2000 - 2001
International	Senior Vice President;
	Managed Care and
	Health Management 1996 - 1999

Douglas J. Gingerella	Present position 1999;	43
Vice President, Corporate	Staff Vice President, Corporate
Audits	Audits 1995 -1998

Thomas H. Kelly	Present position 1991	52
Vice President and
Controller

Robert S. Lyons	Present position 1991	61
Vice President, Corporate
Information Services

E. Kevin Moore	Present position 1996	49
Vice President and
Treasurer

Richard W. Zahn	Present position 2001;	50
Vice President and	President, Schering Laboratories
President, Schering Laboratories	1996 - 2001

Joseph J. LaRosa	Present position 2001;	43
Staff Vice President,	Staff Vice President, Commercial Law
Secretary and Associate	1999 - 2000; Senior Legal Director
General Counsel	1997 -1999; Legal Director 1995 -1997

Part II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters

The common share dividends, share price data and the approximate number of holders of record as set forth in the Company's 2001 Annual Report to Shareholders are incorporated herein by reference.
Item 6.	Selected Financial Data

The Six-Year Selected Financial & Statistical Data as set forth in the Company's 2001 Annual Report to Shareholders is incorporated herein by reference.
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Operations and Financial Condition as set forth in the Company's 2001 Annual Report to Shareholders is incorporated herein by reference.
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Market Risk Disclosures as set forth in Management's Discussion and Analysis of Operations and Financial Condition in the Company's 2001 Annual Report to Shareholders is incorporated herein by reference.
Item 8.	Financial Statements and Supplementary Data

The Consolidated Balance Sheets as of December 31, 2001 and 2000, and the related Statements of Consolidated Income, Consolidated Shareholders' Equity and Consolidated Cash Flows for each of the three years in the period ended December 31, 2001, Notes to Consolidated Financial Statements, the Independent Auditors' Report of Deloitte & Touche LLP dated February 15, 2002 and unaudited Quarterly Data, as set forth in the Company's 2001 Annual Report to Shareholders, are incorporated herein by reference.
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Part III
Item 10.	Directors and Executive Officers of the Registrant

The information concerning directors and nominees for directors as set forth in the Company's Proxy Statement for the annual meeting of shareholders on April 23, 2002 is incorporated herein by reference.

Information required as to executive officers is included in Part I of this filing under the caption "Executive Officers of the Registrant."
Item 11.	Executive Compensation

Executive compensation information as set forth in the Company's Proxy Statement for the annual meeting of shareholders on April 23, 2002 is incorporated herein by reference.
Item 12.	Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management as set forth in the Company's Proxy Statement for the annual meeting of shareholders on April 23, 2002 is incorporated herein by reference.
Item 13.	Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions as set forth in the Company's Proxy Statement for the annual meeting of shareholders on April 23, 2002 is incorporated herein by reference.

Part IV
Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1.	Financial Statements

The following consolidated financial statements and Independent Auditors' Report, included in the Company's 2001 Annual Report to Shareholders, are incorporated herein by reference.

Statements of Consolidated Income for the Years Ended
December 31, 2001, 2000 and 1999

Statements of Consolidated Cash Flows for the Years Ended December 31, 2001, 2000 and 1999

Consolidated Balance Sheets at December 31, 2001 and 2000

Statements of Consolidated Shareholders' Equity for the Years
Ended December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements

Independent Auditors' Report

(a) 2.	Financial Statement Schedules

Page in
Form 10-K

Independent Auditors' Report	33

Schedule II - Valuation and Qualifying Accounts	34

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

3 (b)

A complete copy of the By-Laws as amended and currently in effect. Incorporated by reference to Exhibit 4(2) to the Company's Registration Statement on Form S-3, File No. 333-853; amendment to By-Laws effective September 22, 1998 incorporated by reference to Exhibit 4 to the Company's Quarterly Report for the period ended September 30, 1998 on Form 10-Q; amendment to By-Laws effective April 24, 2001 incorporated by reference to Exhibit 4 to the Company's Quarterly Report for the period ended March 31, 2001 on form 10-Q; amendment to By-Laws effective December 3, 2001 (filed with this document), File No. 1-6571.

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

Exhibit Number	Description

10 (a) (i)

The Company's Executive Incentive Plan (as amended) and Trust related thereto.* Plan incorporated by reference to Exhibit 10 to the Company's Quarterly Report for the period ended March 31, 1994 on Form 10-Q; Executive Incentive Plan as Amended and Restated to October 1, 2000 incorporated by reference to Exhibit 10(a) (i) to the Company's Annual Report for 2000 on Form 10-K, File No. 1-6571.

10 (a) (ii)

Trust Agreement incorporated by reference to Exhibit 10(a) to the Company's Annual Report for 1988 on Form 10-K; amendment to Trust Agreement incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report for the period ended March 31, 1997 on Form 10-Q; Amended and Restated Defined Contribution Trust incorporated by reference to Exhibit 10(a)(ii) to the Company's Annual Report for 2000 on Form 10-K , File No. 1-6571.

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

10(a) to the Company's Quarterly Report for the period ended March 31, 1999 on Form 10-Q, File No. 1-6571.

Exhibit Number	Description

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

10 (e) (ii)

Form of employment agreement between the Company and its executive officers effective upon a change of control.* Incorporated by reference to Exhibit 10(e)(iv) to the Company's Annual Report for 1994 on Form 10-K; Form of amendment incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report for the period ended September 30, 1999 on Form 10-Q; Forms of amendment effective January 1, 2002 (filed with this document as Exhibits 10(e) (ii) (A) and (B)); Form of employment agreement between the Company and its executive officers effective upon a change of control incorporating all prior amendments through January 1, 2002 and for new agreements effective beginning January 1, 2002 (filed with this document as Exhibit 10(e) (ii) (C)), File no. 1-6571.

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

10(e)(vi)

Supplement to employment agreement effective upon a change of control (described in Exhibit 10(e)(ii) of this document index) between the Company and Joseph C. Connors (filed with this document)*, File No. 1-6571.

10(e)(vii)

Supplement to employment agreement effective upon a change of control (described in Exhibit 10(e)(ii) of this document index) between the Company and Jack Wyszomierski (filed with this document)*, File No. 1-6571.

10(e)(viii)

Supplement to employment agreement effective upon a change of control (described in Exhibit 10(e)(ii) of this document index) between the Company and Richard W. Zahn (filed with this document)*, File No. 1-6571.

10 (f)

Amended and Restated Directors Deferred Compensation Plan and Trust related thereto.* Incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report for the period ended September 30, 1999 on Form 10-Q; Trust Agreement incorporated by reference to Exhibit 10(a) to the Company's Annual Report for 1998 on Form 10-K; amendment to Trust Agreement incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report for the period ended March 31, 1997 on Form 10-Q; Amended and Restated Defined Contribution Trust incorporated by reference to Exhibit 10(a)(ii) to the Company's Annual Report for 2000 on Form 10-K, File No. 1-6571.

Exhibit Number	Description

10 (g)

Supplemental Executive Retirement Plan and Trust related thereto.* Incorporated by reference to Exhibit 10(e) to the Company's Quarterly Report for the period ended March 31, 1998 on Form 10-Q; Amendment incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report for the period ended September 30, 1998 on Form 10-Q, Second Amendment to Supplemental Executive Retirement Plan effective as of October 1, 2000; incorporated by reference to Exhibit 10(g) to the Company's Annual Report for 2000 on Form 10-K; Amended and Restated Trust Agreement incorporated by reference to Exhibit 10(g) to the Company's Annual Report for 1998 on Form 10-K, File No. 1-6571.

10 (h)	Amended and Restated Directors' Stock Award Plan.* Incorporated by reference to Exhibit 10(c) to the Company's Quarterly Report for the period ended September 30, 1999 on Form 10-Q, File No. 1-6571.

10 (i)

Deferred Compensation Plan.* Incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report for the period ended September 30, 1995 on Form 10-Q; Deferred Compensation Plan as Amended and Restated to October 1, 2000 incorporated by reference to Exhibit 10(h) to the Company's Annual Report for 2000 on Form 10-K , File No. 1-6571.

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

10 (l)

The Company's Retirement Benefits Equalization Plan, Second Amendment effective as of October 1, 2000 incorporated by reference to Exhibit 10(l) to the Company's Annual Report for 2000 on Form 10-K.* Incorporated by reference to Exhibit 10(f) to the Company's Quarterly Report for the period ended March 31, 1998 on Form 10-Q; amendment incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report for the period ended September 30, 1998 on Form 10-Q, File No. 1-6571.

12	Computation of Ratio of Earnings to Fixed Charges (filed with this document).

13

The Financial Section of the Company's 2001 Annual Report to Shareholders. With the exception of those portions of said Annual Report which are specifically incorporated by reference in this Form 10-K (filed with this document), such report shall not be deemed filed as part of this Form 10-K.

21	Subsidiaries of the registrant (filed with this document).

23	Consents of experts and counsel (filed with this document).

24	Power of attorney (filed with this document).

99

Press releases dated February 15, 2001, April 17, 2001, April 24, 2001, June 22, 2001, June 27, 2001, June 28, 2001 (2 releases) and July 25, 2001. Incorporated by reference to Exhibits 99(a) through 99( h) to the Company's Quarterly Report for the period ended June 30, 2001 on Form 10-Q, File No. 1-6571.

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
Date March 29, 2002
By /s/ Thomas H. Kelly
Thomas H. Kelly
Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
By	/s/ Richard Jay Kogan___________	By	_____________*______________
	Richard Jay Kogan		H. Barclay Morley
	Chairman, Chief Executive Officer		Director
and President; Director

By	/s/ Jack L. Wyszomierski ________	By	_____________*______________
	Jack L. Wyszomierski		Carl E. Mundy, Jr.
	Executive Vice President and		Director
Chief Financial Officer

By	/s/ Thomas H. Kelly_____________	By	_____________*______________
	Thomas H. Kelly		Richard de J. Osborne
	Vice President and Controller		Director
and Principal Accounting Officer
		By	_____________*______________
By	_____________*___________ _		Patricia F. Russo
	Hans W. Becherer		Director
Director
		By	_____________*___________ _
By	_____________*______________		Kathryn C. Turner
	Regina E. Herzlinger		Director
Director
		By	_____________*___________ _
By	_____________*______________		Robert F. W. van Oordt
	David H. Komansky		Director
Director
		By	_____________*___________ _
By	_____________*______________		Arthur F. Weinbach
	Eugene R. McGrath		Director
Director
		By	_____________*___________ _
By	_____________*______________		James Wood
	Donald L. Miller		Director
Director

*By	/s/ Thomas H. Kelly_ _________		Date: _____March 29, 2002______
Thomas H. Kelly
Attorney-in-fact

INDEPENDENT AUDITORS' REPORT

Schering-Plough Corporation, its Directors and Shareholders:

We have audited the consolidated financial statements of Schering-Plough Corporation and subsidiaries as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated February 15, 2002; such financial statements and report are included in your 2001 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Schering-Plough Corporation and subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/DELOITTE & TOUCHE LLP

Parsippany, New Jersey

February 15, 2002

SCHEDULE II

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999

(Dollars in millions)

Valuation and qualifying accounts deducted from assets to which they apply:

Allowances for accounts receivable:
RESERVE		RESERVE	RESERVE
FOR DOUBTFUL		FOR CASH	FOR CLAIMS
ACCOUNTS		DISCOUNTS	AND OTHER	TOTAL
2001
Balance at beginning of year	$ 60	$ 29	$ 7	$ 96

Additions:
Charged to costs and
expenses	26	161	20	207

Deductions from reserves	(16)	(156)	(6)	(178)

Effects of foreign exchange	(2)	-	-	(2)

Balance at end of year	$ 68	$ 34	$ 21	$ 123

2000
Balance at beginning of year	$ 59	$ 22	$ 11	$ 92

Additions:
Charged to costs and
expenses	11	164	10	185

Deductions from reserves	(9)	(156)	(13)	(178)

Effects of foreign exchange	(1)	(1)	(1)	(3)

Balance at end of year	$ 60	$ 29	$ 7	$ 96

1999
Balance at beginning of year	$ 51	$ 18	$ 29	$ 98

Additions:
Charged to costs and
expenses	17	146	12	175

Deductions from reserves	(8)	(142)	(30)	(180)

Effects of foreign exchange	(1)	-	-	(1)

Balance at end of year	$ 59	$ 22	$ 11	$ 92