Form 10-Q
period 2002-03-31
SCHERING PLOUGH CORP
filed 2002-05-15
CIK 310158

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Common Shares Outstanding as of April 30, 2002: 1,466,116,522

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED INCOME

(UNAUDITED)

(Amounts in millions, except per share figures)

	Three months Ended March 31,

	2002	2001

Net sales	$2,556	$2,306
Costs and expenses:
Cost of sales	579	470
Selling, general and administrative	919	839
Research and development	305	289
Other income, net	(26)	(25)
	1,777	1,573
Income before income taxes	779	733
Income taxes	179	169
Net income	$ 600	$ 564

Diluted earnings per common share	$ .41	$ .38

Basic earnings per common share	$ .41	$ .39

Dividends per common share	$ .16	$ .14

See notes to consolidated financial statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in millions, except per share figures)

	March 31,	December 31,
	2002	2001

Assets
Cash and cash equivalents	$ 2,800	$ 2,716
Accounts receivable, net	2,113	1,789
Inventories	997	945
Prepaid expenses, deferred income
taxes and other current assets	1,313	1,069
Total current assets	7,223	6,519
Property, plant and equipment	5,663	5,567
Less accumulated depreciation	1,794	1,753
Property, net	3,869	3,814
Goodwill, net	219	219
Other intangible assets, net	429	441
Other assets	1,179	1,181
	$ 12,919	$ 12,174

Liabilities and Shareholders' Equity
Accounts payable	$ 1,178	$ 1,075
Short-term borrowings and current
portion of long-term debt	722	565
Other accrued liabilities	2,469	2,277
Total current liabilities	4,369	3,917
Long-term liabilities	1,129	1,132
Shareholders' Equity:
Preferred shares - $1 par value;
issued - none	-	-
Common shares - $.50 par value;
issued: 2,030	1,015	1,015
Paid-in capital	1,123	1,112
Retained earnings	11,213	10,849
Accumulated other comprehensive income	(501)	(423)
Total	12,850	12,553
Less treasury shares: 2002 - 564 shares;
2001 - 565 shares, at cost	5,429	5,428
Total shareholders' equity	7,421	7,125
	$ 12,919	$ 12,174

See notes to consolidated financial statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

(UNAUDITED)

(Amounts in millions)

	2002	2001

Operating Activities:
Net Income	$ 600	$ 564
Depreciation and amortization	88	84
Accounts receivable	(345)	(73)
Inventories	(81)	(49)
Prepaid expenses and other assets	(73)	(84)
Accounts payable and other liabilities	320	40
Net cash provided by operating activities	509	482

Investing Activities:
Capital expenditures	(148)	(129)
Purchases of investments	(203)	(40)
Reduction of investments	-	10
Other, net	-	1
Net cash used for investing activities	(351)	(158)

Financing Activities:
Cash dividends paid to common shareholders	(235)	(205)
Common shares repurchased	-	(34)
Net change in short-term borrowings	160	(17)
Other, net	5	10
Net cash used for financing activities	(70)	(246)

Effect of exchange rates on cash and
cash equivalents	(4)	(1)
Net increase in cash and
cash equivalents	84	77
Cash and cash equivalents, beginning
of period	2,716	2,397
Cash and cash equivalents, end of period	$2,800	$2,474

See notes to consolidated financial statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in millions)

Basis of Presentation

The unaudited financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain prior year amounts have been reclassified to conform to the current year presentation. The statements should be read in conjunction with the accounting policies and notes to consolidated financial statements included in the Company's 2001 Annual Report on Form 10-K.

In the opinion of management, the financial statements reflect all adjustments necessary for a fair statement of the operations for the interim periods presented.

Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets." Effective January 1, 2002, SFAS No. 142 eliminates the requirement to amortize goodwill, and instead requires the periodic testing of goodwill for impairment. If goodwill is impaired, it will be written down to its estimated fair value. The Company has performed its initial test for goodwill impairment as of January 1, 2002 and found no impairment of goodwill upon adoption of SFAS No. 142. Accordingly, the adoption of SFAS No. 142 did not result in an adjustment to recorded goodwill.

Goodwill amortization expense for the full year 2001 was $5. Diluted and basic earnings per common share for the first quarter of 2001 would be unchanged if 2001 goodwill amortization were excluded from net income on a pro forma basis.

Other intangible assets principally include licenses, patents and trademarks. All other intangible assets are being amortized on the straight-line method over their respective useful lives. Other intangible assets amortization expense was $17 and $15 for the three months ended March 31, 2002 and 2001, respectively.

During the first quarter of 2002, the Company paid $5 for patent and licensing rights. These costs will be amortized over approximately 10 years. The residual value for these intangible assets is estimated to be zero.

The components of other intangible assets are as follows:

March 31, 2002 December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents and
licenses	$627	$263	$364	$623	$248	$375
Trademarks and
other	94	29	65	94	28	66
Total other
intangible
assets	$721	$292	$429	$717	$276	$441

Based on other intangible assets recorded as of March 31, 2002, full year amortization expense is estimated to be $68 in 2002, $67 in 2003, $65 in 2004, $49 in 2005 and $43 in 2006.

In April 2001, the Emerging Issues Task Force (EITF) issued EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," which addresses the income statement classification of certain credits, allowances, adjustments and payments given to customers for the services or benefits provided. The Company adopted EITF No. 00-25 in the first quarter of 2002 and, therefore, has classified the cost of these sales incentives as a reduction of Net Sales. First quarter 2001 Net Sales have been restated by $13 to be on a comparable basis. EITF No. 00-25 has no effect on net income.

Inventories

Inventories consisted of:
	March 31,	December 31,
	2002	2001

Finished products	$290	$299
Goods in process	359	346
Raw materials and supplies	348	300
Total inventories	$997	$945

Earnings Per Common Share

The shares used to calculate basic and diluted earnings per common share are reconciled as follows (number of shares in millions):

	Three Months Ended March 31,
	2002	2001

Average shares outstanding for basic earnings per share	1,466	1,463
Dilutive effect of options and deferred stock units	5	9
Average shares outstanding for diluted earnings per share	1,471	1,472

As of March 31, 2002, the equivalent of 50 million common shares issuable under the Company's stock incentive plans were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

Comprehensive Income

Total comprehensive income for the three months ended March 31, 2002 and 2001 was $522 and $510, respectively.

Concentrations

CLARITIN (loratadine) sales in the United States, in all formulations, accounted for 28 percent of the Company's consolidated worldwide sales in 2001, and a larger percentage of the Company's consolidated earnings. The Company has sued 16 drug manufacturers that are seeking to market certain forms of generic prescription or OTC loratadine prior to the expiration of certain of the Company's U.S. patents, including the compound patent for desloratadine. In each case, the Company has filed suit in federal court seeking a ruling that the applicable Abbreviated New Drug Application (ANDA) or "paper" New Drug Application submission and proposed marketing of a generic prescription or OTC product constitute willful infringement of the Company's patents and that the challenge to the patents is without merit. The compound patent for loratadine is set to expire on June 19, 2002. U.S. market exclusivity for CLARITIN was extended by the Food and Drug Administration (FDA) to December 19, 2002, because the Company conducted pediatric clinical trials at the request of the FDA. The compound patent for desloratadine is set to expire on April 21, 2004. U.S. market exclusivity was extended by the FDA to October 21, 2004, because the Company conducted pediatric clinical trials at the request of the FDA. If the Company does not prevail in those suits, it is reasonably possible that generic prescription or OTC forms of loratadine could enter the market as early as December 20, 2002. Pursuant to a Court order agreed to by the Company and one generic manufacturer, that manufacturer withdrew its ANDA and the Company's action against it was dismissed. Two generic manufacturers, which had been the only defendants to assert that the loratadine compound patent is invalid and/or unenforceable, have withdrawn their challenges to this patent. Thus, there are no defendants currently challenging the loratadine compound patent.

Legal and Environmental Matters

The Company has responsibilities for environmental cleanup under various state, local and federal laws, including the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund. At several Superfund sites (or equivalent sites under state law), the Company is alleged to be a potentially responsible party (PRP). The Company estimates its obligations for cleanup costs for Superfund sites based on information obtained from the federal Environmental Protection Agency, an equivalent state agency and/or studies prepared by independent engineers, and on the probable costs to be paid by other PRPs. The Company records a liability for environmental assessments and/or cleanup when it is probable a loss has been incurred and the amount can be reasonably estimated.

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

The recorded liabilities for the above matters at March 31, 2002 and the related expenses incurred during the three months ended March 31, 2002 were not material. Expected insurance recoveries have not been considered in determining the costs for environmental-related liabilities. Management believes that, except for the matters discussed in the following paragraphs, it is remote that any material liability in excess of the amounts accrued will be incurred.

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

The Company has settled all the state court retailer actions. The settlement amounts were not material to the Company. In June 1999, the Alabama Supreme Court reversed the denial of a motion for judgment on the pleadings in the Alabama retailer case. The Court held that the Alabama antitrust law did not apply to conspiracies alleged to be in interstate commerce. Based on that ruling, the Alabama retailer case has been dismissed. Subsequently, the District Attorney for the First Judicial Circuit filed a complaint on behalf of Alabama consumers under the State's Deceptive Trade Practices Act.

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

During 1999, Copley Pharmaceutical, Inc., Teva Pharmaceuticals USA, Inc., Novex Pharma and Zenith Goldline Pharmaceuticals (Zenith) individually notified the Company that each had submitted an ANDA to the FDA seeking to market certain generic forms of CLARITIN in the United States before the expiration of certain of the Company's patents, including the compound patents for loratadine and desloratadine. In 2000, Andrx Pharmaceuticals, L.L.C. (Andrx), Mylan Pharmaceuticals Inc., ESI Lederle, Inc. (Lederle) and Impax Laboratories, Inc. made similar submissions. In 2001, Alpharma USPD Inc., Ranbaxy Pharmaceuticals, Inc., Taro Pharmaceuticals USA, Inc., and Genpharm Incorporated have made similar submissions, and Andrx submitted another ANDA to the FDA to market a second formulation of generic CLARITIN. Also in 2001, McNeil Consumer Healthcare (McNeil) submitted a "paper" New Drug Application ("paper" NDA) under Section 505 (b)(2) of the Federal Food, Drug and Cosmetic Act seeking to market a generic OTC form of CLARITIN before the expiration of the Company's patents. In 2002, Whitehall-Robins Healthcare, a division of American Home Products (Wyeth as of March 11, 2002), made a similar "paper" NDA submission and L. Perrigo Company made an ANDA submission. Each has alleged that one or more of those patents are invalid and unenforceable. In each case, the Company has filed suit in federal court seeking a ruling that the applicable ANDA or "paper" NDA submission and proposed marketing of a generic prescription or OTC product constitute willful infringement of the Company's patents and that the challenge to the patents is without merit. In 2002, pursuant to a Court order agreed to by the Company and Zenith, Zenith withdrew its ANDA and the action against Zenith was dismissed. Also in 2002, two defendants, which had been the only defendants to challenge the first to expire CLARITIN patent, withdrew their challenges to this patent. Thus, there are no defendants currently challenging the first to expire CLARITIN patent. The Company believes that it should prevail in these suits. However, as with any litigation, there can be no assurance that the Company will prevail.

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

In November 2001, a private plaintiff filed complaints in Arizona state court against the Company and Warrick. These complaints, which are alleged to be suitable for class action status, allege that the Company and Warrick engaged in a conspiracy to fraudulently report "fictitious" AWPs regarding prescription pharmaceuticals. The "inflated" AWPs were allegedly supplied to Medicaid, Medicare and private insurers. These lawsuits seek unspecified damages, including treble damages and attorneys' fees. In April 2002, the Company filed motions to dismiss the lawsuits. The Company believes that the claims are without merit and will defend itself vigorously. However, as with any litigation, there can be no assurance that the Company will prevail.

In January 2002, the Nevada Attorney General filed a lawsuit against Warrick alleging that Warrick engaged in a scheme to fraudulently report "fictitious" AWPs for prescription pharmaceuticals that were covered by Medicare and Medicaid, thus inflating those reimbursements and patients' co-payments. The lawsuit also alleges that Warrick failed to report accurate prices under the Medicaid Rebate Program and thereby underpaid the Medicaid rebates that it was required to pay to Nevada. The lawsuit seeks injunctive relief and unspecified damages, including treble and punitive damages. In March 2002, the Nevada Attorney General filed a similar lawsuit against the Company. The Company believes that the claims are without merit and will defend itself vigorously. However, as with any litigation, there can be no assurance that the Company will prevail.

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

On January 25, 2002, Warrick was served with a lawsuit filed in the United States District Court for the District of Nevada by the Twin Cities Bakery Workers Health and Welfare Fund, and another plaintiff. The case alleges to be a class action on behalf of all direct and indirect "end-payers" for Medicare-covered pharmaceuticals sold by Warrick. The case alleges violations of Section 2 of The Sherman Act, and Federal Rico, Statutory Fraud and Unjust Enrichment laws for alleged overpayments as a result of "inflated" AWPs and alleged giving of free samples and expecting that the samples would be billed to Medicare and the "end-payers." The complaint seeks treble and punitive damages and injunctive relief. In April 2002, the Company filed a motion to dismiss the complaint. The Company believes the claims are without merit and will defend itself vigorously. However, as with any litigation, there can be no assurance that the Company will prevail.

On April 2, 2001, the FTC started an administrative proceeding against the Company, Upsher-Smith, Inc. (Upsher-Smith) and Lederle. The complaint alleges anti-competitive effects from the settlement of patent lawsuits between the Company and Lederle, and the Company and Upsher-Smith. The lawsuits that were settled related to generic versions of K-DUR, the Company's long-acting potassium chloride product, which was the subject of ANDAs filed by Lederle and Upsher-Smith. The administrative hearing concluded in May 2002 and the Company is awaiting a decision. The Company believes that its actions have been lawful and proper, and intends to defend itself vigorously. However, it is not possible to predict the outcome of the proceeding, which could result in the imposition of injunctive or administrative remedies.

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

On February 15, 2001, the Company stated in a press release that the FDA had been conducting inspections of the Company's manufacturing facilities in New Jersey and Puerto Rico and had issued reports citing deficiencies concerning compliance with current Good Manufacturing Practices, primarily relating to production processes, controls and procedures. The next day, February 16, 2001, a lawsuit was filed in the United States District Court for the District of New Jersey against the Company and certain named officers alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Additional lawsuits of the same tenor followed. The plaintiffs in the suits purport to represent classes of shareholders who purchased shares of Company stock between dates as early as March 2, 2000, and February 15, 2001, the date of the press release. In April 2001, a lawsuit was filed in the United States District Court for the District of New Jersey against the Company and certain named officers alleging substantially the same violations of the Securities Exchange Act of 1934 as alleged in the putative class actions described above in this paragraph, as well as alleging violations of Section 11 of the Securities Act of 1933 and failure to disclose information which is the subject matter of the FTC administrative proceeding described above and purporting to represent a class of shareholders who purchased shares of Company stock between July 25, 2000, and March 30, 2001, the last business day before the Company issued a press release relating to the FTC administrative proceeding. This complaint and all of the previously filed complaints were consolidated into one action in the United States District Court for the District of New Jersey, and a lead plaintiff, the Florida State Board of Administration, was appointed by the Court on July 2, 2001. On October 11, 2001, a consolidated amended complaint was filed, alleging the same violations described in the second sentence of this paragraph (but not a Section 11 claim) and purporting to represent a class of shareholders who purchased shares of Company stock from May 9, 2000, through February 15, 2001. The Company has moved to dismiss the consolidated amended complaint, which was denied. The Company believes that it has substantial defenses and intends to defend the consolidated action vigorously.

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

The Company received notice that, in August 2001, Geneva Pharmaceuticals Technology Corp. (Geneva Pharmaceuticals) and Three Rivers Pharmaceuticals, L.L.C. (Three Rivers), and in January 2002, Teva Pharmaceuticals USA, Inc. (Teva), submitted separate ANDAs with the FDA seeking to market generic forms of 200 mg REBETOL (ribavirin) capsules in the United States before the expiration of the Company's patents covering ribavirin formulations. Geneva Pharmaceuticals, Three Rivers and Teva have asserted that they do not infringe the Company's REBETOL patents and/or the patents are invalid. The REBETOL patents are material to the Company's business. In September 2001, October 2001 and March 2002, the Company filed suits in federal court seeking rulings that the ANDA submissions by Geneva Pharmaceuticals, Three Rivers and Teva, respectively, constitute infringement of the Company's patents and that the challenges to the Company's patents are without merit. Three Rivers has filed a counterclaim for unfair competition asserting that there was not a reasonable basis for bringing an action for infringement against Three Rivers, and that the lawsuit was brought for the sole purpose of delaying FDA approval of Three Rivers' generic product. The Company believes there is no basis for these allegations, and has filed a motion to dismiss this counterclaim. Discovery on the allegations in the counterclaim has been stayed pending a decision on the motion to dismiss. The Company believes that it should prevail in the suits. However, as with any litigation, there can be no assurance that the Company will prevail.

In October 2001, United States Internal Revenue Service (IRS) auditors have asserted, in reports, that the Company is liable for additional tax for the 1990 through 1992 tax years. The reports allege that two interest rate swaps that the Company entered into with an unrelated party should be recharacterized as loans from affiliated companies resulting in additional tax on income. The tax sought by the IRS auditors relating to recharacterization is approximately $195, plus penalties and interest for the period stated above. The Company and its tax advisers believe there is no merit to the IRS' position. The Company intends to defend its position vigorously; however, there can be no assurance that the Company will prevail.

The Company is a defendant in a number of purported nationwide or state class action lawsuits in which plaintiffs seek a refund of the purchase price of the phenylpropanolamine-containing cough/cold remedies, laxatives or recalled albuterol/VANCERIL/VANCENASE inhalers they purchased. Other pharmaceutical manufacturers are co-defendants in some of these lawsuits. In general, plaintiffs claim that they would not have purchased or would have paid less for these products had they known of certain defects or medical risks attendant with their use. All of these lawsuits are in the early stages of discovery; plaintiffs' theories for recovery have yet to be legally tested and the Courts have not yet agreed that these cases should go forward as class actions. A number of lawsuits have also been filed against the Company seeking recovery for personal injuries or death. In several of these lawsuits punitive damages are claimed. The Company believes that it should prevail in these suits. However, as with any litigation, there can be no assurance that the Company will prevail.

INDEPENDENT ACCOUNTANTS' REPORT

To the Shareholders and Board of Directors of

Schering-Plough Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Schering-Plough Corporation and subsidiaries (the "Corporation") as of March 31, 2002, and the related statements of consolidated income and cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Schering-Plough Corporation and subsidiaries as of December 31, 2001, and the related statements of consolidated income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 15, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/Deloitte & Touche LLP

Parsippany, New Jersey

May 10, 2002

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - three months ended March 31, 2002 compared with the corresponding period in 2001.

Net Sales

Consolidated net sales for the first quarter totaled $2.6 billion, an increase of $250 million or 11 percent compared with the same period in 2001. Excluding the effect of foreign currency exchange rate fluctuations, consolidated net sales increased 13 percent in the quarter, with volume increases of 10%. Net sales in the United States increased 12 percent versus the first quarter of 2001 and advanced 9 percent (14 percent excluding exchange) internationally.

Net sales by major therapeutic category for the first quarter were as follows ($ in millions):
	2002	2001	%
Allergy & Respiratory	$ 1,014	$ 927	9
Anti-infective & Anticancer	797	525	52
Cardiovasculars	117	164	(29)
Dermatologicals	120	142	(16)
Other Pharmaceuticals	159	190	(16)
Animal Health	150	153	(2)
Foot Care	76	76	1
Over-the-Counter (OTC)	41	53	(24)
Sun Care	82	76	7
Consolidated net sales	$ 2,556	$ 2,306	11

Certain amounts in prior periods have been reclassified from Selling, General and Administrative expenses to Net Sales to comply with EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products."

Worldwide net sales of allergy and respiratory products increased 9 percent in the quarter. Worldwide net sales of CLARINEX tablets, the Company's next-generation non-sedating antihistamine for the treatment of seasonal outdoor allergies and year-round indoor allergies, were $85 million due to the January 2002 launch in the United States. Sales of the CLARITIN family of nonsedating antihistamines totaled $659 million for the quarter, down 8 percent, as compared with $718 million for the corresponding period in 2001. This decrease was due to the conversion of patients to CLARINEX, market share declines and a decrease in trade inventory levels.

As disclosed in previous Securities and Exchange Commission (SEC) filings, the Company estimated that a reduction in trade inventories of CLARITIN could negatively impact 2002 pretax profits in the aggregate by as much as $175 million to $250 million, depending on the season of the year and the level of trade inventories held at that time. In addition, as described in "Additional Factors Influencing Operations" below, the introduction of generic prescription or OTC loratadine or OTC CLARITIN could materially and adversely affect sales of CLARITIN and CLARINEX, although the extent of the above effect on CLARITIN and CLARINEX cannot be predicted accurately. As further described in "Additional Factors Influencing Operations" below, in March 2002, the Company announced that the FDA has accepted for filing supplemental New Drug Applications (sNDAs) to switch all indications and market all formulations of CLARITIN as OTC products in the United States. Upon the approval of OTC CLARITIN, the Company now expects trade inventory levels of prescription CLARITIN products held by U.S. wholesalers to be fully depleted rather than merely reduced by year-end 2002. Elimination of these trade inventory levels is expected to bring the negative impact on pretax profits for the remainder of 2002 to the upper end of the projected range, or approximately $250 million. The negative financial impact from the elimination of trade inventories may be partially mitigated by the establishment of trade inventories for the CLARINEX and OTC CLARITIN products.

Sales of NASONEX, a once-daily corticosteroid for seasonal allergic rhinitis increased 50 percent to $138 million primarily due to replenishment of lower trade inventory levels from 2001.

Net sales of worldwide anti-infective and anticancer products increased 52 percent in the first quarter of 2002. Growth was led by combined worldwide sales of the INTRON Franchise [consisting of INTRON A, PEG-INTRON, a longer-acting form of INTRON A (as monotherapy for treating hepatitis C and in combination with REBETOL capsules), and REBETRON Combination Therapy, containing REBETOL Capsules and INTRON A Injection]. INTRON Franchise sales totaled $556 million, up 71 percent from 2001 benefiting from the October 2001 market introduction of PEG-INTRON in combination with REBETOL for hepatitis C in the United States, as well as the launch of this combination therapy in European markets. Also contributing to the increase in the INTRON Franchise is the December 2001 launch of INTRON A in combination with REBETOL in Japan.

Sales in this category also benefited from international sales of REMICADE, marketed for Crohn's disease and rheumatoid arthritis and worldwide sales of TEMODAR, a chemotherapy agent for treating certain types of brain tumors. Sales of REMICADE were up $33 million to $60 million and sales of TEMODAR were up $16 million or 38% to $59 million due to increased utilization.

Worldwide net sales of cardiovascular products decreased 29 percent in the quarter. Sales of K-DUR, a sustained-release potassium chloride supplement declined due to continued generic competition. The decrease in the category was tempered by higher sales of INTEGRILIN, a platelet receptor glycoprotein IIb/IIIa inhibitor for the treatment of patients with acute coronary syndromes, due to patient market share gains coupled with replenishment of lower trade inventory levels from 2001.

Dermatological products' worldwide net sales decreased 16 percent in the first quarter primarily due to the timing of trade buying.

Worldwide sales of animal health products decreased 2 percent in the first quarter due to lower sales in Japan.

Net sales of foot care products increased 1 percent primarily due to the launch of LOTRIMIN ULTRA, tempered by increasing competition.

OTC product sales decreased 24 percent in the first quarter of 2002 due to manufacturing issues, described in "Additional Factors Influencing Operations" below.

First quarter sales of sun care products increased 7 percent, primarily due to higher sales of sunless tanning products.

Costs and Expenses

Cost of sales as a percentage of sales increased to 22.6 percent in the quarter from 20.4 percent in 2001. The increase was primarily due to higher royalties and costs associated with manufacturing issues described in "Additional Factors Influencing Operations" below.

Selling, general and administrative expenses represented 35.9 percent of sales in the first quarter of 2002 compared with 36.4 percent last year. The decrease in this ratio was primarily due to the higher sales tempered by increased field force spending to support new product launches.

Research and development spending increased 5 percent versus 2001 and represented 11.9 percent of sales in 2002 and 12.5 percent in 2001. R&D spending reflects the timing of the Company's funding of both internal research efforts and research collaborations with various partners to discover and develop a steady flow of innovative products.

Income before income taxes increased 6 percent for the quarter compared with 2001, and represented 30.5 percent of sales versus 31.8 percent last year.

The effective tax rate was 23.0 percent in the first quarter of 2002 and 2001.

Diluted earnings per common share increased 8 percent in the first quarter to $.41 from $.38 in 2001. Basic earnings per common share increased 5 percent to $.41 from $.39 for the same period.

Additional Factors Influencing Operations

In the United States, many of the Company's pharmaceutical products are subject to increasingly competitive pricing as managed care groups, institutions, government agencies and other groups seek price discounts. In most international markets, the Company operates in an environment of government-mandated cost-containment programs. In the U.S. market, the Company and other pharmaceutical manufacturers are required to provide statutorily defined rebates to various government agencies in order to participate in Medicaid, the veterans health care program and other government-funded programs. Several governments have placed restrictions on physician prescription levels and patient reimbursements, emphasized greater use of generic drugs and enacted across-the-board price cuts as methods to control costs.

Since the Company is unable to predict the final form and timing of any future domestic or international governmental or other health care initiatives, their effect on operations and cash flows cannot be reasonably estimated. Similarly, the effect on operations and cash flows of decisions of government entities, managed care groups and other groups concerning formularies, pharmaceutical reimbursement policies and availability of the Company's pharmaceutical products cannot be reasonably estimated.

A significant portion of net sales is made to major pharmaceutical and health care products distributors and major retail chains in the United States. Consequently, net sales and quarterly growth comparisons may be affected by fluctuations in the buying patterns of major distributors, retail chains and other trade buyers. These fluctuations may result from seasonality, pricing, wholesaler buying decisions or other factors.

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

As noted in the "Legal and Environmental Matters" footnote included in the financial statements to this report, the Company has sued 16 drug manufacturers that are seeking to market certain forms of generic prescription or OTC loratadine prior to the expiration of certain of the Company's U.S. patents, including the compound patent for desloratadine. In each case, the Company has filed suit in federal court seeking a ruling that the applicable Abbreviated New Drug Application (ANDA) or "paper" New Drug Application submission and proposed marketing of a generic prescription or OTC product constitute willful infringement of the Company's patents and that the challenge to the patents is without merit. The compound patent for loratadine is set to expire on June 19, 2002. U.S. market exclusivity for CLARITIN was extended by the Food and Drug Administration (FDA) to December 19, 2002, because the Company conducted pediatric clinical trials at the request of the FDA. The compound patent for desloratadine is set to expire on April 21, 2004. U.S. market exclusivity was extended by the FDA to October 21, 2004, because the Company conducted pediatric clinical trials at the request of the FDA. If the Company does not prevail in those suits, it is reasonably possible that generic prescription or OTC forms of loratadine could enter the market as early as December 20, 2002. Pursuant to a Court order agreed to by the Company and one generic manufacturer, that manufacturer withdrew its ANDA and the Company's action against it was dismissed. Two generic manufacturers, which had been the only defendants to assert that the loratadine compound patent is invalid and/or unenforceable, have withdrawn their challenges to this patent. Thus, there are no defendants currently challenging the loratadine compound patent.

On March 8, 2002, the Company announced that the FDA has accepted for filing sNDAs to switch all indications and market all formulations of CLARITIN as OTC products. The applications have been assigned a "standard review" by FDA, with a targeted action date of November 28, 2002. On April 22, 2002, the Nonprescription Drugs Advisory Committee unanimously recommended OTC treatment for three formulations of CLARITIN (CLARITIN tablets, CLARITIN Reditabs and CLARITIN Syrup) in chronic idiopathic urticaria (CIU), or chronic hives of unknown cause. These formulations are currently indicated as prescription products for the treatment of seasonal allergic rhinitis and CIU. The Nonprescription Drugs Advisory Committee is an independent committee established by FDA to provide advice to the Agency on the safety and effectiveness of having drug products in an over-the-counter setting. FDA is not obligated to follow the recommendations of the advisory committee. CLARITIN-D 24 Hour Extended Release Tablets and CLARITIN-D 12 Hour Extended Release Tablets, are indicated solely for the treatment of seasonal allergies and, therefore, were not within the scope of the Committee's discussions. In May 2001, at a joint meeting of the Pulmonary Allergy Drugs Advisory Committee and the Nonprescription Drugs Advisory Committee, the committees recommended that loratadine was appropriate for the OTC treatment of allergic rhinitis.

In December 2001, the Company received marketing clearance from the FDA for CLARINEX (desloratadine) 5 mg tablets for the treatment of seasonal allergic rhinitis in adults and children 12 years of age and older. In February 2002, the FDA broadened the labeling of CLARINEX to include the treatment of allergic rhinitis, which combines the product's initial indication of seasonal allergic rhinitis with the indication of perennial allergic rhinitis, as well as the treatment of CIU, in both cases for the same age group. The ability of the Company to capture and maintain market share for its nonsedating antihistamine products in the U.S. market will depend on a number of factors, including: additional entrants in the market for allergy treatments; clinical differentiation of CLARINEX from other allergy treatments and the perception of the extent of such differentiation in the marketplace; the pricing differentials that may exist among CLARITIN, CLARINEX, other allergy treatments and generic prescription or OTC loratadine or OTC CLARITIN upon their introduction in the market, which could be substantial; the date of launch of generic prescription or OTC loratadine or OTC CLARITIN; the erosion rate of CLARITIN and CLARINEX sales upon the entry of generic prescription or OTC loratadine or OTC CLARITIN; and whether or not CLARITIN and one or both of the other branded second-generation antihistamines are switched from prescription to OTC status.

Management believes that the introduction of generic prescription or OTC loratadine and/or the switch of CLARITIN to OTC status would likely result in a rapid, sharp and material decline in CLARITIN sales in the United States. In 2001, U.S. sales of CLARITIN products were $2.7 billion, or 28 percent of the Company's consolidated worldwide sales. Management believes that the magnitude of the sales erosion of CLARITIN upon the introduction of generic prescription or OTC loratadine or OTC CLARITIN could be similar to the sales erosion of Eli Lilly and Company's drug Prozac® when it became subject to generic competition in August 2001. According to published reports, Prozac prescriptions eroded approximately 80 percent in the first two months following generic entrants. This was an unprecedented level of sales erosion for a category-leading drug, which management believes illustrates the strength of managed care, mail order pharmacies and other market forces to drive utilization to generics. The category of drug may also affect the rate of erosion, and there are no assurances that the erosion rate for CLARITIN, which is labeled for the treatment of seasonal allergies and CIU, will be greater or less than the erosion rate of Prozac, which is labeled for the treatment of depression, among other things. Further, management believes that sales of CLARINEX could also be materially adversely affected by the presence of generic prescription or OTC loratadine or OTC CLARITIN in the market, although the extent of that adverse effect cannot be predicted accurately. In light of the factors described above, management believes that either the introduction of generic prescription or OTC loratadine or OTC CLARITIN in the U.S. market would likely have a rapid, sharp and material adverse effect on the Company's results of operations beginning at the occurrence of such an event and extending for an indeterminate period of time thereafter. That effect on the Company's results of operations may be mitigated if the Company is successful in its patent litigation described in the "Legal and Environmental Matters" footnote to the financial statements to this report.

Uncertainties inherent in government regulatory approval processes, including, among other things, delays in approval of new products, formulations or indications, may also affect the Company's operations. The effect of regulatory approval processes on operations cannot be predicted.

The Company is subject to the jurisdiction of various national, state and local regulatory agencies and is therefore subject to potential administrative actions. Of particular importance is the FDA in the United States. It has jurisdiction over all the Company's businesses and administers requirements covering the testing, safety, effectiveness, approval, manufacturing, labeling and marketing of the Company's products. From time to time, agencies, including the FDA, may require the Company to address various manufacturing, advertising, labeling or other regulatory issues, such as those noted below relating to the Company's current manufacturing issues. Failure to comply with governmental regulations can result in delays in the release of products, seizure or recall of products, suspension or revocation of the authority necessary for the production and sale of products, discontinuance of products, fines and other civil or criminal sanctions. Any such result could have a material adverse effect on the Company's financial position and its results of operations. Additional information regarding government regulation and cautionary factors that may affect future results is provided in Part I, Item I, "Business," in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, which is incorporated by reference herein.

Due to the overwhelming response to PEG-INTRON and REBETOL combination therapy since its U.S. launch in October 2001, the Company has implemented an Access Assurance program. Under this program, a temporary wait list for newly enrolling patients has been established in order to assure uninterrupted access for those patients already on PEG-INTRON therapy. Under the program, all patients initiating therapy will have access to a full, uninterrupted course of PEG-INTRON. PEG-INTRON was granted EU marketing approval in May 2000 and REBETOL received EU approval in 1999. These products subsequently received marketing approval in several additional international markets. The Company believes that there is an adequate supply of PEG-INTRON to meet current demand for the product in the international markets.

In February 2001, the Company reported that manufacturing process and control issues would lead to reduced sales of certain products in the U.S. marketplace, with the result that first quarter and full-year 2001 sales and earnings would be lower than expected and that the extent of this impact would depend upon the timing and nature of a resolution of the manufacturing issues. The Company said the FDA had been conducting inspections of the Company's manufacturing facilities in New Jersey and Puerto Rico and had issued reports citing deficiencies concerning compliance with current Good Manufacturing Practices (GMPs), primarily relating to production processes, controls and procedures.

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

On December 21, 2001, the Company announced that it is in negotiations with the FDA for a consent decree to resolve issues involving the Company's compliance with current GMPs at manufacturing facilities in New Jersey and Puerto Rico. Although the Company notes that a number of issues are being discussed and that it cannot assure that a negotiated agreement will be reached or what the terms of that agreement would be, the Company believes that it is probable that a consent decree will ultimately be entered into with the FDA. Any agreement would be subject to approval by the U.S. District Court for the District of New Jersey. In the fourth quarter of 2001, the Company made a provision of $500 million for a payment to the federal government under a consent decree.

The Company has been informed that the FDA's Office of Criminal Investigation (OCI) in Puerto Rico is conducting an investigation which may focus on one or more Company products. The Company has been advised that this investigation is at a very preliminary stage and thus it is not possible to predict its outcome.

Under certain circumstances, the Company may deem it advisable to initiate product recalls. In 2001 and 2002, the Company initiated voluntary recalls of batches of several human products. Also in 2001, the Company recalled certain batches of animal health products. The cost of the recalls did not have a significant impact on the financial results of the Company.

As described more specifically in the footnote entitled "Legal and Environmental Matters" included in the financial statements to this report, and in Part I, Item 1, "Business," in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, which is incorporated herein by reference, the pricing, marketing programs and arrangements, and related business practices of the Company and other participants in the health care industry are under increasing scrutiny from federal and state regulatory, investigative, prosecutorial and administrative entities. These entities include the Department of Justice and its U.S. Attorney's Offices, the Office of Inspector General of the Department of Health and Human Services, the FDA, the Federal Trade Commission (FTC) and various state Attorneys General offices. Many of the health care laws under which certain of these governmental entities operate, including the federal and state "anti-kickback" statutes and statutory and common law "false claims" laws, have been construed broadly by the courts and permit the government entities to exercise significant discretion. In the event that any of those governmental entities believes that wrongdoing has occurred, one or more of them could institute civil or criminal proceedings, which, if instituted and resolved unfavorably, could subject the Company to fines, penalties, and administrative remedies, including exclusion from government reimbursement programs. Any such result could have a material adverse effect on the Company, its financial position or its results of operations.

Critical Accounting Policies

Refer to "Management's Discussion and Analysis of Operations and Financial Condition" in Exhibit 13 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 for disclosures regarding the Company's critical accounting policies.

Liquidity and financial resources - three months ended March 31, 2002

A combination of cash from operations and short-term borrowings represents the primary sources of funds to finance working capital, capital expenditures, shareholder dividends and common share repurchases. Management believes that these sources of funds will continue to be sufficient to finance future operations.

Cash provided by operating activities totaled $509 million in the first quarter of 2002, versus $482 million for the same period in 2001. This change was due to the increase in net income, tempered by the timing of cash receipts and disbursements. Cash was also used to fund capital expenditures of $148 million in 2002. It is expected that capital expenditures will exceed $775 million in 2002.

Cash flow related to financing activities included dividend payments tempered by proceeds from short-term borrowings. In February 2000, the Board of Directors authorized the repurchase of $1.5 billion of the Company's common shares. As of March 31, 2002, this program was approximately 36 percent complete. The Company suspended its repurchase activity in the first quarter of 2001 and intends to restart that program when it is deemed prudent to do so. Dividend payments of $235 million were made in the first quarter of 2002. Dividends per common share were $.16 for the first quarter of 2002 and $.14 for 2001. In April 2002, the Board of Directors increased the quarterly dividend 6 percent, to $.17 per common share.

Cautionary Factors That May Affect Future Results

Management's discussion and analysis set forth above contains certain forward-looking statements, including statements regarding the Company's financial position and results of operations. These forward-looking statements are based on current expectations. Certain factors have been identified by the Company in Item 1 of the Company's December 31, 2001, Form 10-K filed with the Securities and Exchange Commission, which could cause the Company's actual results to differ materially from expected and historical results. Item 1 from the Form 10-K is incorporated by reference herein. The Company has issued cautionary statements in the Disclosure Notices attached to its press releases discussing matters described in this report. The Company's press releases for 2001 and 2002 to date are available on the Company's Web site on the World Wide Web at schering-plough.com. The reader of this report is urged to read those cautionary statements, which are incorporated by reference herein.

Item 3. Market Risk Disclosures

The Company is exposed to market risk primarily from changes in foreign currency exchange rates and, to a lesser extent, from interest rates and equity prices. Refer to "Management's Discussion and Analysis of Operations and Financial Condition" in Exhibit 13 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 for additional information.

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings

Item 3, Legal Proceedings, of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, is incorporated by reference herein.

Reference is made to the seventh paragraph of Item 3, Legal Proceedings, of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 relating to the state court retailer actions. All of the state court retailer actions have been settled. The settlement amounts were not material to the Company.

Reference is made to the thirteenth paragraph of Item 3, Legal Proceedings, of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 relating to the CLARITIN patent litigation. In 2002, L. Perrigo Company made an ANDA submission. In 2002, pursuant to a Court order agreed to by the Company and Zenith, Zenith withdrew its ANDA and the action against Zenith was dismissed. Also in 2002, two defendants, which had been the only defendants to challenge the first to expire CLARITIN patent, withdrew their challenges to this patent. Thus, there are no defendants currently challenging the first to expire CLARITIN patent. The Company believes that it should prevail in these suits. However, as with any litigation, there can be no assurance that the Company will prevail.

Reference is made to the eighteenth paragraph of Item 3, Legal Proceedings, of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 relating to the private plaintiff cases filed in Arizona state court against the Company and Warrick alleging that the Company and Warrick engaged in a conspiracy to fraudulently report "fictitious" AWPs regarding prescription pharmaceuticals. In April 2002, the Company filed motions to dismiss the lawsuits. The Company believes that the claims are without merit and will defend itself vigorously. However, as with any litigation, there can be no assurance that the Company will prevail.

Reference is made to the nineteenth paragraph of Item 3, Legal Proceedings, of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 relating to the lawsuits filed against Warrick by the Nevada Attorney General alleging that Warrick engaged in a scheme to fraudulently report "fictitious" AWPs for prescription pharmaceuticals that were covered by Medicare and Medicaid, thus inflating those reimbursements and patients' co-payments. In March 2002, the Nevada Attorney General filed a similar lawsuit against the Company. The Company believes that the claims are without merit and will defend itself vigorously. However, as with any litigation, there can be no assurance that the Company will prevail.

Reference is made to the twentieth paragraph of Item 3, Legal Proceedings, of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 relating to the lawsuits against the Company and Warrick filed by the Montana Attorney General alleging that the Company and Warrick reported "inflated" AWPs which were supplied to Medicare, Medicaid and Montana State agencies. Both the Company and Warrick have been served in the case. The Company believes that the claims are without merit and will defend itself vigorously. However, as with any litigation, there can be no assurance that the Company will prevail.

Reference is made to the twenty-first paragraph of Item 3, Legal Proceedings, of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 relating to a lawsuit against Warrick in the District Court for the District of Nevada by the Twin Cities Bakery Workers Health and Welfare Fund, and another plaintiff alleging violations of Section 2 of The Sherman Act, and Federal RICO, Statutory Fraud and Unjust Enrichment laws for alleged overpayments as a result of "inflated" AWPs and alleged giving of free samples and expecting that the samples would be billed to Medicare and "end-payers". In April 2002, the Company filed a motion to dismiss the complaint. The Company believes that the claims are without merit and will defend itself vigorously. However, as with any litigation, there can be no assurance that the Company will prevail.

Reference is made to the twenty-second paragraph of Item 3, Legal Proceedings, of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 relating to the FTC's administrative proceeding against the Company, Upsher-Smith, Inc. and ESI Lederle, Inc. alleging anti-competitive effects from the settlement of patent lawsuits between the Company and Upsher-Smith and the Company and ESI Lederle. The administrative hearing concluded in May 2002 and the Company is awaiting a decision. The Company believes that its actions have been lawful and proper, and intends to defend itself vigorously. However, it is not possible to predict the outcome of the proceeding, which could result in the imposition of injunctive or administrative remedies.

Reference is made to the twenty-fifth paragraph of Item 3, Legal Proceedings, of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 relating to the consolidated amended complaint pending in the United States District Court for the District of New Jersey against the Company and certain named officers alleging certain violations of the securities laws. The Company has moved to dismiss the consolidated amended complaint, which was denied. The Company believes that it has substantial defenses and intends to defend the consolidated action vigorously.

Reference is made to the thirtieth paragraph of Item 3, Legal Proceedings, of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 relating to the REBETOL patent litigation. Three Rivers, one of the ANDA filers, has filed a counterclaim against the Company for unfair competition asserting that there was not a reasonable basis for bringing an action for infringement against Three Rivers, and that the lawsuit was brought for the sole purpose of delaying FDA approval of Three Rivers' generic product. The Company believes that there is no basis for these allegations, and has filed a motion to dismiss this counterclaim. Discovery on the allegations in the counterclaim has been stayed pending a decision on the motion to dismiss. The Company believes that it should prevail in the suits. However, as with any litigation, there can be no assurance that the Company will prevail.

Reference is made to the thirty-second paragraph of Item 3, Legal Proceedings, of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 relating to purported nationwide class actions against the Company and other defendants. The Company is a defendant in a number of purported nationwide or state class action lawsuits in which plaintiffs seek a refund of the purchase price of the phenylpropanolamine-containing cough/cold remedies, laxatives or recalled albuterol/VANCERIL/VANCENASE inhalers they purchased. Other pharmaceutical manufacturers are co-defendants in some of these lawsuits. In general, plaintiffs claim that they would not have purchased or would have paid less for these products had they known of certain defects or medical risks attendant with their use. All of these lawsuits are in the early stages of discovery; plaintiffs' theories for recovery have yet to be legally tested and the Courts have not yet agreed that these cases should go forward as class actions. A number of lawsuits have also been filed against the Company seeking recovery for personal injuries or death. In several of these lawsuits punitive damages are claimed. The Company believes that it should prevail in these suits. However, as with any litigation, there can be no assurance that the Company will prevail.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Shareholders was held on April 23, 2002.

(b)	Not applicable.

(c)	The designation by the Board of Directors of Deloitte & Touche LLP to audit the books and accounts of the Company for the year ended December 31, 2002 was ratified by a vote of shares as follows:

FOR	AGAINST	ABSTAIN

1,206,165,364	47,436,146	7,858,367

Four nominees for director were elected for a three-year term by a vote of shares, as follows:

3-Year Term	FOR	WITHHELD
Hans W. Becherer	1,219,974,495	41,485,382
Regina E. Herzlinger	1,229,500,797	31,959,080
Kathryn C. Turner	1,235,498,925	25,960,952
Robert F.W. van Oordt	1,219,915,278	41,544,599

Voting on approval of the 2002 Stock Incentive Plan was as follows:

FOR	AGAINST	ABSTAIN

1,118,727,613	130,246,984	12,485,280

Voting on the proposal concerning pharmaceutical pricing was as follows:

FOR	AGAINST	ABSTAIN
46,019,589	936,844,704	52,987,554

(d)	None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits - The following Exhibits are filed with this document

Exhibit Number	Description
15	Awareness letter

(b)	Reports on Form 8-K:

No report was filed during the three months ended March 31, 2002.

SIGNATURE(S)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Schering-Plough Corporation
(Registrant)

Date May 14, 2002	/s/Thomas H. Kelly
Thomas H. Kelly Vice President and Controller (Duly Authorized Officer and Chief Accounting Officer)