Form 10-Q
period 2002-06-30
SCHERING PLOUGH CORP
filed 2002-08-13
CIK 310158

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

COMMISSION FILE NUMBER 1-6571

SCHERING-PLOUGH CORPORATION

(Exact name of registrant as specified in its charter)

New Jersey	22-1918501
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
2000 Galloping Hill Road	(908) 298-4000
Kenilworth, NJ	(Registrant's telephone number,
(Address of principal executive offices)	including area code)
07033
(Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

YES X	NO

Common Shares Outstanding as of July 31, 2002: 1,466,400,778

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(UNAUDITED)
(Amounts in millions, except per share figures)

	Three months Ended June 30,		Six months Ended June 30,

	2002	2001	2002	2001

Net sales	$ 2,833	$ 2,618	$ 5,389	$ 4,924
Costs and Expenses:
Cost of sales	675	535	1,254	1,005
Selling, general and administrative	995	955	1,914	1,794
Research and development	357	334	662	624
Other income, net	(16)	(29)	(41)	(55)
	2,011	1,795	3,789	3,368
Income before income taxes	822	823	1,600	1,556
Income taxes	189	189	368	358
Net income	$ 633	$ 634	$ 1,232	$ 1,198

Diluted earnings per common share	$ .43	$ .43	$ .84	$ .81

Basic earnings per common share	$ .43	$ .43	$ .84	$ .82

Dividends per common share	$ .17	$ .16	$ .33	$ .30

See notes to consolidated financial statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in millions, except per share figures)

	June 30,	December 31,
	2002	2001
Assets
Cash and cash equivalents	$ 3,160	$ 2,716
Accounts receivable, net	2,275	1,789
Inventories	1,095	945
Prepaid expenses, deferred income
taxes and other current assets	1,047	1,069
Total current assets	7,577	6,519
Property, plant and equipment	5,829	5,567
Less accumulated depreciation	1,863	1,753
Property, net	3,966	3,814
Goodwill, net	223	219
Other intangible assets, net	419	441
Other assets	1,122	1,181
Total assets	$ 13,307	$ 12,174

Liabilities and Shareholders' Equity
Accounts payable	$ 1,136	$ 1,075
Short-term borrowings and current
portion of long-term debt	911	565
Other accrued liabilities	2,368	2,277
Total current liabilities	4,415	3,917
Long-term liabilities	1,066	1,132
Shareholders' Equity:
Preferred shares - $1 par value;
issued - none	-	-
Common shares - $.50 par value;
issued: 2,030	1,015	1,015
Paid-in capital	1,129	1,112
Retained earnings	11,596	10,849
Accumulated other comprehensive income	(486)	(423)
Total	13,254	12,553
Less treasury shares: 2002 - 563 shares;
2001 - 565 shares, at cost	5,428	5,428
Total shareholders' equity	7,826	7,125
Total liabilities and shareholders' equity	$ 13,307	$ 12,174

See notes to consolidated financial statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

(UNAUDITED)

(Amounts in millions)

	2002	2001

Operating Activities:
Net income	$ 1,232	$ 1,198
Depreciation and amortization	180	159
Accounts receivable	(476)	(246)
Inventories	(116)	(39)
Prepaid expenses and other assets	(94)	(78)
Accounts payable and other liabilities	144	57
Net cash provided by operating activities	870	1,051

Investing Activities:
Capital expenditures	(321)	(301)
Purchases of investments	(39)	(47)
Reduction of investments	167	14
Other, net	(8)	11
Net cash used for investing activities	(201)	(323)

Financing Activities:
Cash dividends paid to common shareholders	(486)	(441)
Common shares repurchased	-	(34)
Net change in short-term borrowings	253	(110)
Other, net	15	23
Net cash used for financing activities	(218)	(562)

Effect of exchange rates on cash and
cash equivalents	(7)	(3)
Net increase in cash and
cash equivalents	444	163
Cash and cash equivalents, beginning
of period	2,716	2,397
Cash and cash equivalents, end of period	$ 3,160	$ 2,560

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

Consent Decree

On December 21, 2001, the Company announced that it was in negotiations with the Food and Drug Administration (FDA) to enter a consent decree to resolve issues involving the Company's compliance with current Good Manufacturing Practices (GMPs) at certain manufacturing facilities in New Jersey and Puerto Rico. On May 17, 2002, the Company announced that it reached an agreement with the FDA for a consent decree to resolve these issues. The U.S. District Court for the District of New Jersey has approved the consent decree.

Under terms of the consent decree, the Company will pay a total of $500 million to the U.S. government in two equal installments of $250 million; the first installment was paid in May 2002 and the second installment will be paid in the second quarter of 2003. As previously reported, the Company accrued a $500 million provision for this consent decree in the fourth quarter of 2001.

In the event certain actions agreed-upon in the consent decree are not completed on time, the agreement provides for daily payments of $15,000 for each deadline missed. These payments cannot exceed $50 million incurred in any calendar year and have an overall cap of $175 million incurred through 2005. A royalty payment of 24.6 percent of net U.S. sales can be assessed for each product for which revalidation has not been successfully completed within the timelines of the consent decree. The Company is scheduled to complete its revalidation plans by December 31, 2005. The Company would expense any such payments if and when incurred.

The Company has temporarily suspended production of certain products at its Manati, Puerto Rico, site, principally the animal health products BANAMINE (flunixin meglumine) and NUFLOR (florfenicol), while it implements GMP programs agreed to under the final terms of the consent decree. The aggregate sales in 2001 of these products manufactured in Puerto Rico were $50 million.

In connection with the agreement, the Company has decided to discontinue manufacturing and marketing certain older products. The consent decree also includes a recall, initiated in early May 2002 and directed to U.S. trade accounts, of all lots of theophylline, USP tablets and PROVENTIL (albuterol sulfate, USP) REPETABS. PROVENTIL inhalers are not affected by the recall. The Company had discontinued marketing its U.S. theophylline products in June 2001 and PROVENTIL REPETABS have not been available since July 2001. In total, these products represent annual sales of approximately $44 million. The financial impact of the recall was immaterial.

The consent decree is included in the Company's 8-K filed May 20, 2002. The 8-K is available on the World Wide Web, either from the SEC's EDGAR database on the SEC Web site at SEC.gov or Company's Web site at schering-plough.com.

Goodwill and other intangible assets

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

Goodwill amortization expense for the full year 2001 was $5 million. Diluted and basic earnings per common share for the quarter and six months ended June 30, 2001 would have been unchanged if goodwill amortization were excluded from net income on a pro forma basis.

The balance sheet caption 'other intangible assets, net' principally includes licenses, patents and trademarks. Intangible assets are being amortized on the straight-line method over their respective useful lives. Amortization expense was $34 million and $30 million for the six months ended June 30, 2002 and 2001, respectively.

During the six months ended June 30, 2002, the Company paid $12 million for patent and licensing rights. These costs will be amortized over approximately 8 years. The residual value for these intangible assets is estimated to be zero.

The components of other intangible assets are as follows ($ in millions):

June 30, 2002 December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents and
licenses	$635	$280	$355	$623	$248	$375
Trademarks and
other	94	30	64	94	28	66
Total other
intangible
assets	$729	$310	$419	$717	$276	$441

Projected full year amortization expense for the next five years is estimated to be approximately $70 million per year based on other intangible assets recorded as of June 30, 2002.

EITF No. 00-25

In April 2001, the Emerging Issues Task Force (EITF) issued EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," which addresses the income statement classification of certain credits, allowances, adjustments and payments given to customers for the services or benefits provided. The Company adopted EITF No. 00-25 in the first quarter of 2002 and, therefore, has classified the cost of these sales incentives as a reduction of Net Sales. Net Sales for the six months ended June 30, 2001 have been restated by $25 million to be on a comparable basis. EITF No. 00-25 has no effect on net income.

Borrowings

The Company has two committed, unsecured revolving credit facilities from a syndicate of financial institutions. Under one facility, up to $500 million can be drawn down through May 2003, with repayment due by May 2004. Under a second multi-currency facility, an additional $500 million can be drawn down through the maturity date of May 2006. These facilities are available for general corporate purposes and are considered as support for the Company's commercial paper borrowings. These facilities do not require compensating balances; however, a nominal commitment fee is paid. As of June 30, 2002, no funds had been drawn down under these facilities.

On July 25, 2002, Standard & Poor's lowered the Company's long-term credit rating from "AA" to "AA-" while maintaining its negative outlook. At the same time, Standard & Poor's reaffirmed the Company's short-term credit rating of "A-1+".

Inventories

Inventories consisted of ($ in millions):
	June 30,	December 31,
	2002	2001

Finished products	$375	$299
Goods in process	393	346
Raw materials and supplies	327	300
Total inventories	$1,095	$945

Earnings Per Common Share

The shares used to calculate basic and diluted earnings per common share are reconciled as follows (number of shares in millions):
	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Average shares outstanding
for basic earnings per share	1,466	1,463	1,466	1,463
Dilutive effect of options
and deferred stock units	4	7	4	8
Average shares outstanding
for diluted earnings per share	1,470	1,470	1,470	1,471

As of June 30, 2002, the equivalent of 50 million common shares issuable under the Company's stock incentive plans were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

Comprehensive Income

Total comprehensive income for the three months ended June 30, 2002 and 2001 was $647 million and $633 million, respectively. Total comprehensive income for the six months ended June 30, 2002 and 2001 was $1,169 million and $1,143 million, respectively.

Concentrations

CLARITIN (loratadine) sales in the United States, in all formulations, accounted for 28 percent of the Company's consolidated worldwide sales in the year ended December 31, 2001, and a larger percentage of the Company's consolidated earnings. As noted in the "Legal and Environmental Matters" footnote included in the financial statements to this report, the Company has sued 16 drug manufacturers that are seeking to market certain forms of generic prescription or OTC loratadine prior to the expiration of certain of the Company's U.S. patents, including the compound patent for desloratadine. In each case, the Company has filed suit in federal court seeking a ruling that the applicable Abbreviated New Drug Application (ANDA) or "paper" New Drug Application submission and proposed marketing of a generic prescription or OTC product constitute willful infringement of the Company's patents and that the challenge to the patents is without merit. The compound patent for loratadine expired on June 19, 2002. U.S. market exclusivity for CLARITIN was extended by the Food and Drug Administration (FDA) to December 19, 2002, because the Company conducted pediatric clinical trials at the request of the FDA. The compound patent for desloratadine is set to expire on April 21, 2004. U.S. market exclusivity was extended by the FDA to October 21, 2004, because the Company conducted pediatric clinical trials at the request of the FDA. On August 8, 2002, a federal district court in New Jersey ruled on motions for summary judgment, finding that certain claims of a patent the Company believes protects CLARITIN, which expires in 2004, were anticipated by a prior patent and, thus, were not valid. The Company is in the process of appealing the ruling. With this ruling, consolidated actions against the defendants for infringement of the patents will not proceed unless the Company's appeal is successful. As a result, generic prescription or OTC forms of loratadine could enter the market as early as December 20, 2002. Pursuant to a Court order agreed to by the Company and one generic manufacturer, that manufacturer withdrew its ANDA and the Company's action against it was dismissed. Two generic manufacturers, which had been the only defendants to assert that the loratadine compound patent is invalid and/or unenforceable, have withdrawn their challenges to this patent. Thus, there are no defendants currently challenging the loratadine compound patent.

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

The recorded liabilities for the above matters at June 30, 2002 and the related expenses incurred during the three and six months ended June 30, 2002 were not material. Expected insurance recoveries have not been considered in determining the costs for environmental-related liabilities. Management believes that, except for the matters discussed in the following paragraphs, it is remote that any material liability in excess of the amounts accrued will be incurred.

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

The Company has settled all the state court retailer actions. The settlement amounts were not material to the Company. In June 1999, the Alabama Supreme Court reversed the denial of a motion for judgment on the pleadings in the Alabama retailer case. The Court held that the Alabama antitrust law did not apply to conspiracies alleged to be in interstate commerce. Based on that ruling, the Alabama retailer case has been dismissed. Subsequently, a local District Attorney representing the First Judicial Circuit filed a complaint allegedly on behalf of Alabama consumers under the State's Deceptive Trade Practices Act. In May 2001 the Company, along with other codefendants, filed a motion to dismiss the action on a variety of grounds. The motion was argued in November 2001 and the Company is awaiting a decision. The Company believes it has substantial defenses to these claims and it will continue to defend itself vigorously. However, as with any litigation, there can be no assurance that the Company will prevail.

The Federal Court in Illinois recently remanded the cases of those retailers that opted out of the class action back to the District Courts where they were filed.

Plaintiffs in these antitrust actions generally seek treble damages in an unspecified amount and an injunction against the allegedly unlawful conduct.

The Company believes it has substantial defenses to these actions and is defending itself vigorously. However, as with any litigation, there can be no assurance that the Company will prevail.

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

As discussed in the following two paragraphs, various patent actions are pending regarding patents that protect CLARITIN against generic versions. On August 8, 2002, a federal district court in New Jersey ruled on motions for summary judgment, finding that certain claims of a patent the Company believes protects CLARITIN, which expires in 2004, were anticipated by a prior patent and, thus, were not valid. The Company is in the process of appealing the ruling. With this ruling, consolidated actions against the defendants for infringement of the patents will not proceed unless the Company's appeal is successful. The Company will continue to vigorously defend its position. As with any litigation, there can be no assurance that the Company will prevail.

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

During 1999, Copley Pharmaceutical, Inc., Teva Pharmaceuticals USA, Inc., Novex Pharma and Zenith Goldline Pharmaceuticals (Zenith) individually notified the Company that each had submitted an ANDA to the FDA seeking to market certain generic forms of CLARITIN in the United States before the expiration of certain of the Company's patents, including the compound patents for loratadine and desloratadine. In 2000, Andrx Pharmaceuticals, L.L.C. (Andrx), Mylan Pharmaceuticals Inc., ESI Lederle, Inc. (Lederle) and Impax Laboratories, Inc. made similar submissions. In 2001, Alpharma USPD Inc., Ranbaxy Pharmaceuticals, Inc., Taro Pharmaceuticals USA, Inc., and Genpharm Incorporated have made similar submissions, and Andrx submitted another ANDA to the FDA to market a second formulation of generic CLARITIN. Also in 2001, McNeil Consumer Healthcare (McNeil) submitted a "paper" New Drug Application ("paper" NDA) under Section 505 (b)(2) of the Federal Food, Drug and Cosmetic Act seeking to market a generic OTC form of CLARITIN before the expiration of the Company's patents. In 2002, Whitehall-Robins Healthcare, a division of Wyeth, made a similar "paper" NDA submission and L. Perrigo Company made an ANDA submission. Each has alleged that one or more of those patents are invalid and unenforceable. In each case, the Company has filed suit in federal court seeking a ruling that the applicable ANDA or "paper" NDA submission and proposed marketing of a generic prescription or OTC product constitute willful infringement of the Company's patents and that the challenge to the patents is without merit. In 2002, pursuant to a Court order agreed to by the Company and Zenith, Zenith withdrew its ANDA and the action against Zenith was dismissed. Also in 2002, two defendants, which had been the only defendants to challenge the first to expire CLARITIN patent, withdrew their challenges to this patent. Thus, there are no defendants currently challenging the first to expire CLARITIN patent.

The Company was a co-defendant in a litigation commenced in October 2001 by Housey Pharmaceuticals against 11 pharmaceutical companies in which Housey has alleged infringement of several patents relating to laboratory research methods. The Company has settled this litigation. The settlement amount was not material to the Company.

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

During the third quarter of 2000, the Company's generic subsidiary, Warrick Pharmaceuticals (Warrick), was sued by the state of Texas. In June 2002, the Company and its subsidiary, Schering Corporation, were added as defendants. The lawsuit alleges that Warrick supplied the state with false reports of wholesale prices, which caused the state to pay Medicaid claims on prescriptions of Warrick's albuterol sulfate solution at a higher than justified level. The state seeks damages of approximately $106 million against Warrick, including treble damages and penalties. It is not possible to predict the outcome of the litigation, which could result in the imposition of fines, penalties and injunctive or administrative remedies.

In October 2001, the West Virginia Attorney General filed a lawsuit against Warrick alleging that Warrick falsely "inflated" the AWP for albuterol sulfate solution knowing that the state Medicaid programs and other state programs relied on AWP to pay providers for the drugs. The complaint alleges that Warrick caused the state to pay excessive reimbursement to the distributors of the drug. The complaint demands unspecified damages, including treble damages and attorneys' fees. The Company believes it has substantial defenses to these claims and will defend itself vigorously. However, as with any litigation, there can be no assurance that the Company will prevail.

In November 2001, a private plaintiff filed complaints in Arizona state court against the Company and Warrick. These complaints, which are alleged to be suitable for class action status, allege that the Company and Warrick engaged in a conspiracy to fraudulently report "fictitious" AWPs regarding prescription pharmaceuticals. The "inflated" AWPs were allegedly supplied to Medicaid, Medicare and private insurers. These lawsuits seek unspecified damages, including treble damages and attorneys' fees. In April 2002, the Company filed motions to dismiss the lawsuits and in May 2002, the plaintiff voluntarily dismissed both of the lawsuits.

In January 2002, the Nevada Attorney General filed a lawsuit against Warrick alleging that Warrick engaged in a scheme to fraudulently report "fictitious" AWPs for prescription pharmaceuticals that were covered by Medicare and Medicaid, thus inflating those reimbursements and patients' co-payments. The lawsuit also alleges that Warrick failed to report accurate prices under the Medicaid Rebate Program and thereby underpaid the Medicaid rebates that it was required to pay to Nevada. The lawsuit seeks injunctive relief and unspecified damages, including treble and punitive damages. In March 2002, the Nevada Attorney General filed a similar lawsuit against the Company. In June 2002, both cases were conditionally transferred to federal court in Boston, Massachusetts as part of the coordination of all federal court AWP cases from throughout the country. The Company believes that it has substantial defenses to these claims and will defend itself vigorously. However, as with any litigation, there can be no assurance that the Company will prevail.

In February 2002, the Montana Attorney General filed a lawsuit against the Company and Warrick. The lawsuit alleges that the defendants reported "inflated" AWPs which were supplied to Medicare, Medicaid and Montana State agencies. The "inflated" AWPs allegedly caused the state and patients who made co-payments to overpay for certain drugs. The complaint also alleges that the defendants failed to report accurate prices under the Medicaid Rebate Program and thereby deprived the state of its proper rebates. The complaint seeks injunctive relief and unspecified damages, including double damages. In May 2002, this case was conditionally transferred to federal court in Boston, Massachusetts as part of the coordination of all federal court AWP cases from throughout the country. The Company believes that it has substantial defenses to these claims and will defend itself vigorously. However, as with any litigation, there can be no assurance that the Company will prevail.

On January 25, 2002, Warrick was served with a lawsuit filed in the United States District Court for the District of Nevada by the Twin Cities Bakery Workers Health and Welfare Fund, and another plaintiff. The case alleges to be a class action on behalf of all direct and indirect "end-payers" for Medicare-covered pharmaceuticals sold by Warrick. The case alleges violations of Section 2 of The Sherman Act, and Federal Rico, Statutory Fraud and Unjust Enrichment laws for alleged overpayments as a result of "inflated" AWPs and alleged giving of free samples and expecting that the samples would be billed to Medicare and the "end-payers." The complaint seeks treble and punitive damages and injunctive relief. In April 2002, the Company filed a motion to dismiss the complaint. In June 2002, this case was conditionally transferred to federal court in Boston, Massachusetts as part of the coordination of all federal court AWP cases from throughout the country. The Company believes it has substantial defenses to these claims and will defend itself vigorously. However, as with any litigation, there can be no assurance that the Company will prevail.

In July 2002, a private plaintiff filed a lawsuit in California state court against the Company and Warrick. The complaint has not been served on the Company. The complaint, which is alleged to be suitable for class action status, alleges that the Company conspired with other drug companies to defraud consumers by reporting fraudulently high AWPs for prescription drugs covered by Medicare. The complaint seeks an injunction, disgorgement of profits, and unspecified damages, including punitive damages. The Company believes that it has substantial defenses to these claims and will defend itself vigorously. However, as with any litigation, there can be no assurance that the Company will prevail.

On April 2, 2001, the FTC started an administrative proceeding against the Company, Upsher-Smith, Inc. (Upsher-Smith) and Lederle. The complaint alleges anti-competitive effects from the settlement of patent lawsuits between the Company and Lederle, and the Company and Upsher-Smith. The lawsuits that were settled related to generic versions of K-DUR, the Company's long-acting potassium chloride product, which was the subject of ANDAs filed by Lederle and Upsher-Smith. In June 2002, the Administrative Law Judge overseeing the case issued a decision that the patent litigation settlements complied with the law in all respects and dismissed all claims against the Company. The FTC staff filed an appeal of this decision to the full Commission. The Company believes that its actions have been lawful and proper, and intends to defend itself vigorously. However, it is not possible to predict the outcome of the proceeding, which could result in the imposition of injunctive or administrative remedies.

Following the commencement of the FTC administrative proceeding, alleged class action suits were filed on behalf of direct and indirect purchasers of K-DUR against the Company, Upsher-Smith and Lederle in federal and state courts. These suits all allege essentially the same facts and claim violations of federal and state antitrust laws, as well as other state statutory and/or common law causes of action. The Company believes that it has substantial defenses to these claims and intends to defend itself vigorously. As with any litigation, there can be no assurance that the Company will prevail.

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

On February 15, 2001, the Company stated in a press release that the FDA had been conducting inspections of the Company's manufacturing facilities in New Jersey and Puerto Rico and had issued reports citing deficiencies concerning compliance with current Good Manufacturing Practices, primarily relating to production processes, controls and procedures. The next day, February 16, 2001, a lawsuit was filed in the United States District Court for the District of New Jersey against the Company and certain named officers alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Additional lawsuits of the same tenor followed. The plaintiffs in the suits purport to represent classes of shareholders who purchased shares of Company stock between dates as early as March 2, 2000, and February 15, 2001, the date of the press release. In April 2001, a lawsuit was filed in the United States District Court for the District of New Jersey against the Company and certain named officers alleging substantially the same violations of the Securities Exchange Act of 1934 as alleged in the putative class actions described above in this paragraph, as well as alleging violations of Section 11 of the Securities Act of 1933 and failure to disclose information which is the subject matter of the FTC administrative proceeding described above and purporting to represent a class of shareholders who purchased shares of Company stock between July 25, 2000, and March 30, 2001, the last business day before the Company issued a press release relating to the FTC administrative proceeding. This complaint and all of the previously filed complaints were consolidated into one action in the United States District Court for the District of New Jersey, and a lead plaintiff, the Florida State Board of Administration, was appointed by the Court on July 2, 2001. On October 11, 2001, a consolidated amended complaint was filed, alleging the same violations described in the second sentence of this paragraph (but not a Section 11 claim) and purporting to represent a class of shareholders who purchased shares of Company stock from May 9, 2000, through February 15, 2001. The Company's motion to dismiss the consolidated amended complaint was denied on May 24, 2002. The Court directed that a discovery schedule be developed. The Company believes that it has substantial defenses and intends to defend the consolidated action vigorously. As with any litigation, there can be no assurance that the Company will prevail.

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

The Company has been informed that the United States Attorney's Office in New Jersey along with the FDA's Office of Criminal Investigation (OCI) is conducting an investigation which may focus on one or more Company products manufactured in Puerto Rico. The Company is cooperating with the Government in the investigation. The Company has been advised that the investigation is at an early stage and thus it is not possible to predict its outcome.

The Company is a party to an arbitration commenced in July 2001 by Biogen, Inc. (Biogen) relating to, among other things, Biogen's claims that the Company owes U.S. alpha interferon royalty payments to Biogen for a period of time that the Company does not believe such royalties are owed, and to preempt future royalty disputes. Biogen's claims relate to the Company's sale of INTRON A and PEG-INTRON. A second arbitration was commenced by Biogen against the Company in August 2001 relating to Biogen's claim that the Company owed royalties on INTRON A provided without charge or at a reduced charge to indigent patients participating in SCHERING'S Commitment to Care program. In October 2001, ICN Pharmaceuticals, Inc. (ICN) also notified the Company of its intention to begin an alternative resolution dispute proceeding against the Company seeking the payment of royalties on REBETOL provided by the Company without charge or at a reduced charge to indigent patients participating in SCHERING'S COMMITMENT TO CARE program. The Company believes that it has substantial defenses to Biogen's claims in both proceedings and ICN's claims and will defend itself vigorously. However, as with any arbitration or alternative dispute proceeding, there can be no assurance that the Company will prevail.

On August 9, 2001, the Prescription Access Litigation (PAL) project, a Boston-based group formed in 2001 to litigate against drug companies, issued a press release stating that PAL members filed a lawsuit in New Jersey state court against the Company. In December 2001, the Company was served with an amended complaint in the case. The suit, which PAL purports to be a class action, alleges, among other things, that the Company's direct-to-consumer advertising falsely depicts the benefits of CLARITIN in violation of the New Jersey Consumer Fraud Act. In February 2002, the Company filed a motion to dismiss this case. In May 2002, the court dismissed the complaint in its entirety for failure to state a claim. The plaintiffs have appealed. The Company believes that it has substantial defenses to these claims and will defend itself vigorously. However, as with any litigation, there can be no assurance that the Company will prevail.

In December 2001, PAL filed a class action suit in Federal Court in Massachusetts against the Company. The complaint alleges that the Company conspired with other drug companies to defraud consumers by reporting fraudulently high AWPs for prescription medications covered by Medicare. The complaint seeks a declaratory judgment and unspecified damages, including treble damages. The Company believes that it has substantial defenses to these claims and will defend itself vigorously. However, as with any litigation, there can be no assurance that the Company will prevail.

The Company received notice that, in August 2001, Geneva Pharmaceuticals Technology Corp. (Geneva Pharmaceuticals) and Three Rivers Pharmaceuticals, L.L.C. (Three Rivers), and in January 2002, Teva Pharmaceuticals USA, Inc. (Teva), submitted separate ANDAs with the FDA seeking to market generic forms of 200 mg REBETOL (ribavirin) capsules in the United States before the expiration of the Company's patents covering ribavirin formulations. Geneva Pharmaceuticals, Three Rivers and Teva have asserted that they do not infringe the Company's REBETOL patents and/or the patents are invalid. The REBETOL patents are material to the Company's business. In September 2001, October 2001 and March 2002, the Company filed suits in federal court seeking rulings that the ANDA submissions by Geneva Pharmaceuticals, Three Rivers and Teva, respectively, constitute infringement of the Company's patents and that the challenges to the Company's patents are without merit. Three Rivers has filed a counterclaim for unfair competition asserting that there was not a reasonable basis for bringing an action for infringement against Three Rivers, and that the lawsuit was brought for the sole purpose of delaying FDA approval of Three Rivers' generic product. The Company has filed a motion to dismiss this counterclaim. The Company continues to vigorously pursue its arguments as to why it should prevail before the federal courts. As with any litigation, there can be no assurance that the Company will prevail.

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

The Company is a defendant in a number of purported nationwide or state class action lawsuits in which plaintiffs seek a refund of the purchase price of the phenylpropanolamine-containing cough/cold remedies, laxatives or recalled albuterol/VANCERIL/VANCENASE inhalers they purchased. Other pharmaceutical manufacturers are co-defendants in some of these lawsuits. In general, plaintiffs claim that they would not have purchased or would have paid less for these products had they known of certain defects or medical risks attendant with their use. All of these lawsuits are in the early stages of discovery; plaintiffs' theories for recovery have yet to be legally tested and the Courts have not yet agreed that these cases should go forward as class actions. A number of lawsuits have also been filed against the Company seeking recovery for personal injuries or death. In several of these lawsuits punitive damages are claimed. The Company will continue to vigorously defend its position and advance its arguments as to why it should prevail in these suits. As with any litigation, there can be no assurance that the Company will prevail. The Company has agreed to settle a California state court class action involving inhalers through a program of issuing 4.5 million vouchers for free inhalers plus payment of attorneys' fees. The court has preliminarily approved the settlement, and scheduled a final hearing for October 2002.

INDEPENDENT ACCOUNTANTS' REPORT

To the Shareholders and Board of Directors of

Schering-Plough Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Schering-Plough Corporation and subsidiaries (the "Corporation") as of June 30, 2002, and the related statements of consolidated income for the three-month and six-month periods ended June 30, 2002 and 2001 and the statements of consolidated cash flows for the six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Corporation's management.

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

August 12, 2002

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - three and six months ended June 30, 2002 compared with the corresponding periods in 2001.

Net Sales

Consolidated net sales for the second quarter totaled $2.8 billion, an increase of $215 million or 8 percent compared with the same period in 2001. For the six months, net sales increased $465 million or 9 percent versus 2001. Excluding the effect of foreign currency exchange rate fluctuations, consolidated net sales increased 8 percent in the quarter and 10 percent in the first six months, with volume growth of 3 percent in the second quarter and 6 percent for the six month period. Net sales in the United States increased 1 percent versus the second quarter of 2001 and 6 percent for the six month period. International sales advanced 21 percent (no impact due to exchange) versus the second quarter of 2001 and advanced 15 percent (17 percent excluding exchange) for the six month period.

Net sales by major therapeutic category for the second quarter and six months were as follows ($ in millions):
	Second Quarter			Six Months
	2002	2001	%	2002	2001	%
Allergy & Respiratory	$1,147	$1,244	(8)	$2,161	$2,171	-
Anti-infective & Anticancer	891	510	75	1,688	1,035	63
Cardiovasculars	115	134	(14)	232	297	(22)
Dermatologicals	112	176	(36)	232	318	(27)
Other Pharmaceuticals	209	163	28	368	354	4
Animal Health	171	170	-	321	323	(1)
Foot Care	83	93	(10)	160	169	(5)
Over-the-Counter (OTC)	39	40	(3)	79	93	(15)
Sun Care	66	88	(25)	148	164	(10)
Consolidated net sales	$2,833	$2,618	8	$5,389	$4,924	9

Certain amounts in prior periods have been reclassified from Selling, General and Administrative expenses to Net Sales to comply with EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products."

Worldwide net sales of allergy and respiratory products decreased 8 percent in the quarter and were unchanged versus the six month period of 2001. Worldwide net sales of CLARINEX tablets, the Company's next-generation non-sedating antihistamine for the treatment of seasonal outdoor allergies and year-round indoor allergies, were $173 million for the quarter and $258 million for the first six months. CLARINEX was launched in the United States in January 2002. Sales of the CLARITIN family of nonsedating antihistamines totaled $792 million for the quarter, down 14 percent, as compared with $925 million for the corresponding period in 2001. CLARITIN family sales totaled $1,451 million for the first six months, down 12 percent as compared with $1,643 million in 2001. This decrease was due to the conversion of patients to CLARINEX coupled with market share declines.

As disclosed in previous Securities and Exchange Commission (SEC) filings, and as described in "Additional Factors Influencing Operations" below, the introduction of generic prescription or OTC loratadine or OTC CLARITIN could materially and adversely affect sales of CLARITIN and CLARINEX, although the extent of the effect on CLARITIN and CLARINEX cannot be predicted accurately. As further described in "Additional Factors Influencing Operations" below, in March 2002, the Company announced that the FDA has accepted for filing supplemental New Drug Applications (sNDAs) to switch all indications and market all formulations of CLARITIN as OTC products in the United States. Upon the approval of OTC CLARITIN, the Company expects trade inventory levels of prescription CLARITIN products held by U.S. wholesalers to be fully depleted. Elimination of these trade inventory levels is expected to have a negative impact on pretax profits for the remainder of 2002 of approximately $250 million. The majority of CLARITIN trade inventory held by U.S. wholesalers is expected to be eliminated in the 2002 third quarter and fully depleted by year-end.

Sales of NASONEX, a once-daily corticosteroid for seasonal allergic rhinitis, decreased 45 percent to $101 million for the second quarter and 13 percent to $238 million for the first six months primarily due to changes in trade inventory levels, tempered by growth in international markets.

Net sales of worldwide anti-infective and anticancer products increased 75 percent in the second quarter of 2002 and 63 percent year-to-date. Growth was led by combined worldwide sales of the INTRON franchise [consisting of INTRON A, PEG-INTRON, a longer-acting form of INTRON A (as monotherapy for treating hepatitis C and in combination with REBETOL capsules), and REBETRON Combination Therapy, containing REBETOL Capsules and INTRON A Injection]. INTRON franchise sales totaled $659 million for the quarter and $1,216 million, up 90 percent, year-to-date, benefiting from the October 2001 market introduction of PEG-INTRON in combination with REBETOL for hepatitis C in the United States, as well as the launch of this combination therapy in European markets. Also contributing to the sales growth is the December 2001 launch of INTRON A in combination with REBETOL in Japan.

Sales in the anti-infective and anticancer category also benefited from international sales of REMICADE, marketed for Crohn's disease and rheumatoid arthritis and worldwide sales of TEMODAR, a chemotherapy agent for treating certain types of brain tumors. Sales of REMICADE were up $40 million to $76 million for the second quarter and up $74 million to $137 million year-to-date. Sales of TEMODAR were up $30 million or 68 percent to $74 million for the quarter and up $46 million or 53 percent to $133 million year-to-date. Sales increases for both REMICADE and TEMODAR were due to market share gains.

Worldwide net sales of cardiovascular products decreased 14 percent in the quarter and 22 percent year-to-date. Sales of K-DUR, a sustained-release potassium chloride supplement, declined 73 percent for the quarter and 74 percent year-to-date due to continued generic competition. The decrease in the category was tempered by higher sales of INTEGRILIN, a platelet receptor glycoprotein IIb/IIIa inhibitor for the treatment of patients with acute coronary syndromes, due to patient market share gains. Sales of INTEGRILIN increased $11 million or 16 percent in the quarter and increased $41 million or 39 percent year-to-date.

Dermatological products' worldwide net sales decreased 36 percent in the second quarter and 27 percent year-to-date primarily due to manufacturing issues as described in "Additional Factors Influencing Operations" below, generic competition and the timing of trade buying.

Worldwide sales of animal health products remained flat versus the second quarter of 2001 and decreased 1 percent for the year-to-date period. U.S. sales declined due to the temporary suspension of production of NUFLOR and BANAMINE. International sales increased primarily due to recovery from depressed market conditions in the prior year.

Net sales of foot care products decreased 10 percent for the second quarter and 5 percent year-to-date due to increasing competition, tempered by the launch of LOTRIMIN ULTRA.

OTC product sales decreased 3 percent in the second quarter of 2002 and 15 percent year-to-date due to manufacturing issues, described in "Additional Factors Influencing Operations" below.

Second quarter sales of sun care products decreased 25 percent and sales for the first six months decreased 10 percent, primarily due to lower sales of BAIN DE SOLEIL products and competition for sunless tanning products.

Costs and Expenses

Cost of sales as a percentage of sales increased to 23.8 percent in the quarter and 23.3 percent in the first six months from 20.4 percent for both periods in 2001. The increase was primarily due to a shift in sales towards royalty-bearing products and costs associated with manufacturing issues.

Selling, general and administrative expenses represented 35.1 percent of sales in the second quarter of 2002 compared with 36.5 percent last year. For the six month period the ratio decreased to 35.5 percent from 36.4 percent last year. The decrease in this ratio in both periods was primarily due to the higher sales tempered by increased field force and promotional spending to support new product launches.

Research and development spending increased 7 percent in the second quarter representing 12.6 percent of sales in 2002 and 12.8 percent in 2001. For the first six months of 2002, spending increased 6 percent and represented 12.3 percent of sales versus 12.7 percent in 2001. R&D spending reflects the timing of the Company's funding of both internal research efforts and research collaborations with various partners to discover and develop a steady flow of innovative products.

Income before income taxes remained flat for the quarter compared with 2001, and represented 29.0 percent of sales versus 31.4 percent last year. For the first six months, income before income taxes increased 3 percent and represented 29.7 percent of sales versus 31.6 percent in 2001.

The effective tax rate was 23.0 percent in the first quarter and first six months of 2002 and 2001.

Diluted earnings per common share remained flat in the second quarter at $.43 and increased 4 percent for the first six months to $.84 from $.81 in 2001. Basic earnings per common share remained flat in the second quarter at $.43 and increased 2 percent to $.84 from $.82 for the first six months.

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

As noted in the "Legal and Environmental Matters" footnote included in the financial statements to this report, the Company has sued 16 drug manufacturers that are seeking to market certain forms of generic prescription or OTC loratadine prior to the expiration of certain of the Company's U.S. patents, including the compound patent for desloratadine. In each case, the Company has filed suit in federal court seeking a ruling that the applicable Abbreviated New Drug Application (ANDA) or "paper" New Drug Application submission and proposed marketing of a generic prescription or OTC product constitute willful infringement of the Company's patents and that the challenge to the patents is without merit. The compound patent for loratadine expired on June 19, 2002. U.S. market exclusivity for CLARITIN was extended by the Food and Drug Administration (FDA) to December 19, 2002, because the Company conducted pediatric clinical trials at the request of the FDA. The compound patent for desloratadine is set to expire on April 21, 2004. U.S. market exclusivity was extended by the FDA to October 21, 2004, because the Company conducted pediatric clinical trials at the request of the FDA. On August 8, 2002, a federal district court in New Jersey ruled on motions for summary judgment, finding that certain claims of a patent the Company believes protects CLARITIN, which expires in 2004, were anticipated by a prior patent and, thus, were not valid. The Company is in the process of appealing the ruling. With this ruling, consolidated actions against the defendants for infringement of the patents will not proceed unless the Company's appeal is successful. As a result, generic prescription or OTC forms of loratadine could enter the market as early as December 20, 2002. Pursuant to a Court order agreed to by the Company and one generic manufacturer, that manufacturer withdrew its ANDA and the Company's action against it was dismissed. Two generic manufacturers, which had been the only defendants to assert that the loratadine compound patent is invalid and/or unenforceable, have withdrawn their challenges to this patent. Thus, there are no defendants currently challenging the loratadine compound patent.

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

Management believes that the introduction of generic prescription or OTC loratadine and/or the switch of CLARITIN to OTC status would likely result in a rapid, sharp and material decline in CLARITIN sales in the United States. In 2001, U.S. sales of CLARITIN products were $2.7 billion, or 28 percent of the Company's consolidated worldwide sales. Management believes that the magnitude of the sales erosion of CLARITIN upon the introduction of generic prescription or OTC loratadine or OTC CLARITIN could be similar to the sales erosion of Eli Lilly and Company's drug Prozac® when it became subject to generic competition in August 2001. According to published reports, Prozac prescriptions eroded approximately 80 percent in the first two months following generic entrants. This was an unprecedented level of sales erosion for a category-leading drug, which management believes illustrates the strength of managed care, mail order pharmacies and other market forces to drive utilization to generics. The category of drug may also affect the rate of erosion, and there are no assurances that the erosion rate for CLARITIN, which is labeled for the treatment of seasonal allergies and CIU, will be greater or less than the erosion rate of Prozac, which is labeled for the treatment of depression, among other things. Further, management believes that sales of CLARINEX could also be materially adversely affected by the presence of generic prescription or OTC loratadine or OTC CLARITIN in the market, although the extent of that adverse effect cannot be predicted accurately. In light of the factors described above, management believes that either the introduction of generic prescription or OTC loratadine or OTC CLARITIN in the U.S. market would likely have a rapid, sharp and material adverse effect on the Company's results of operations beginning at the occurrence of such an event and extending for an indeterminate period of time thereafter. The effect on the Company's results of operations may be mitigated if the Company is successful in its patent litigation described in the "Legal and Environmental Matters" footnote to the financial statements to this report.

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

As disclosed in other SEC filings and as noted in the "Legal and Environmental Matters" footnote included in the financial statements to this report, three drug manufacturers have submitted ANDAs to the FDA seeking to market generic forms of 200 mg REBETOL (ribavirin) capsules in the United States before the expiration of the Company's patents covering ribavirin formulations. The Company has sued those manufacturers in federal court for infringement, and one of the manufacturers has filed a counterclaim for unfair competition. The Company continues to vigorously pursue its arguments as to why it should prevail before the federal courts. As with any litigation, there can be no assurance that the Company will prevail. The REBETOL patents are material to the Company's business. U.S. sales of REBETOL in the first half of 2002 were $386 million.

As noted in the "Consent Decree" footnote included in the financial statements to this report, on May 17, 2002 the Company announced that it reached an agreement with the FDA for a consent decree to resolve issues involving the Company's compliance with current Good Manufacturing Practices at certain manufacturing facilities in New Jersey and Puerto Rico. The U.S. District Court for the District of New Jersey has approved the consent decree.

Under terms of the consent decree, the Company will pay a total of $500 million to the U.S. government in two equal installments of $250 million; the first installment was paid in May 2002 and the second installment will be paid in the second quarter of 2003. As previously reported, the Company accrued a $500 million provision for this consent decree in the fourth quarter of 2001.

In the event certain actions agreed-upon in the consent decree are not completed on time, the agreement provides for daily payments of $15,000 for each deadline missed. These payments cannot exceed $50 million incurred in any calendar year and have an overall cap of $175 million incurred through 2005. A royalty payment of 24.6 percent of net U.S. sales can be assessed for each product for which revalidation has not been successfully completed within the timelines of the consent decree. The Company is scheduled to complete its revalidation plans by December 31, 2005. The Company would expense any such payments if and when incurred.

In addition, the failure to meet the terms of the consent decree could result in delays in approval of new products, seizure or recall of products, suspension or revocation of the authority necessary for the production and sale of products, fines and other civil or criminal sanctions.

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

Liquidity and financial resources - six months ended June 30, 2002

A combination of cash from operations and short-term borrowings represent the primary sources of funds to finance working capital, capital expenditures and shareholder dividends. Management believes that these sources of funds will continue to be sufficient to finance future operations.

Cash provided by operating activities totaled $870 million in the first six months of 2002, versus $1,051 million for the same period in 2001. This decrease was due to the payment of the first $250 million installment under the terms of the consent decree as described in "Additional Factors Influencing Operations" above. Cash was used to fund capital expenditures of $321 million in the first six months of 2002. It is expected that capital expenditures will exceed $775 million in 2002. Dividend payments of $486 million were made in the first six months of 2002. In April 2002, the Board of Directors increased the quarterly dividend 6 percent, to $.17 per common share.

As disclosed in the Company Annual Report on Form 10-K for the fiscal year ended December 31, 2001 the Company employs a number of strategies to balance the cash requirements of its subsidiaries. One of these strategies utilizes two long-term interest rate swap contracts, one between a foreign-based subsidiary and a bank and the other between the Company and the same bank. The two contracts have equal and offsetting terms and are covered by a master netting arrangement.

The contract involving the foreign-based subsidiary permits the subsidiary to prepay a portion of its future obligation to the bank and the contract involving the Company permits the bank to prepay a portion of its future obligation to the Company. Prepayments totaling $1.4 billion have been made under both contracts. The prepaid amounts have been netted in the preparation of the consolidated balance sheet in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts". The FASB is considering changing the accounting for prepaid swaps and similar arrangements to disallow netting and instead require the prepayment under one contract to be reported as a long-term investment and the prepayment under the other contract to be reported as a long-term liability.

Management does not believe that this potential change in financial reporting for prepaid swaps will have a material impact on the Company's liquidity or financial position. The addition to the balance sheet of a long-term investment and long-term debt in equal amounts has no impact on net cash, which is the customary measure of liquidity for a multinational pharmaceutical company.

On July 25, 2002, Standard & Poor's lowered the Company's long-term credit rating from "AA" to "AA-" while maintaining its negative outlook. At the same time, Standard & Poor's reaffirmed the Company's short-term credit rating of "A-1+".

In February 2000, the Board of Directors authorized the repurchase of $1.5 billion of the Company's common shares. As of June 30, 2002, this program was approximately 36 percent complete. The Company suspended its repurchase activity in the first quarter of 2001 and intends to restart that program when it is deemed prudent to do so.

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

Item 3, Legal Proceedings, of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 ("10-K Legal Proceedings Item"), as amended by Item 1, Legal Proceedings, of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 ("10-Q Legal Proceedings Item"), are incorporated by reference herein.

In July 2002, a private plaintiff filed a lawsuit in California State court against the Company and Warrick. The complaint has not been served on the Company. The complaint, which is alleged to be suitable for class action status, alleges that the Company conspired with other drug companies to defraud consumers by reporting fraudulently high AWPs for prescription drugs covered by Medicare. The complaint seeks an injunction, disgorgement of profits, and unspecified damages, including punitive damages. The Company believes that it has substantial defenses to these claims and will defend itself vigorously. However, as with any litigation, there can be no assurance that the Company will prevail.

Reference is made to the seventh paragraph of the 10-K Legal Proceedings Item, as amended by the second paragraph of the 10-Q Legal Proceedings Item, relating to the state court retailer actions, all of which the Company has settled for amounts that are not material to the Company. Subsequently, a local District Attorney representing the First Judicial Circuit filed a complaint allegedly on behalf of Alabama consumers under the State's Deceptive Trade Practices Act. In May 2001 the Company, along with other codefendants, filed a motion to dismiss the action on a variety of grounds. The motion was argued in November 2001 and the Company is awaiting a decision. The Company believes that it has substantial defenses to these claims and it will continue to defend itself vigorously. However, as with any litigation, there can be no assurance that the Company will prevail.

Reference is made to the tenth paragraph of the 10-K Legal Proceedings Item relating to the antitrust actions. The Company believes it has substantial defenses to these claims and it will continue to defend itself vigorously. However, as with any litigation, there can be no assurance that the Company will prevail.

Reference is made to the twelfth paragraph of the 10-K Legal Proceedings Item, relating to litigation with Geneva Pharmaceuticals, Inc. concerning the Company's U.S. CLARITIN patents, and to the thirteenth paragraph of the 10-K Legal Proceedings Item, as amended by the third paragraph of the 10-Q Legal Proceedings Item, relating to the Company's CLARITIN patent litigation involving a number of companies including Copley Pharmaceutical, Teva Pharmaceuticals, Novex Pharma, Zenith Goldline Pharmaceuticals, Andrx Pharmaceuticals, Mylan Pharmaceuticals, ESI Lederle, Impax Laboratories, Alpharma USPD, Ranbaxy Pharmaceuticals, Taro Pharmaceuticals, Genpharm, McNeil Consumer Healthcare, Whitehall-Robins Healthcare, a division of Wyeth, and L. Perrigo Company. The CLARITIN patents are material to the Company's business. On August 8, 2002, a federal district court in New Jersey ruled on motions for summary judgment, finding that certain claims of a patent the Company believes protects CLARITIN, which expires in 2004, were anticipated by a prior patent and, thus, were not valid. The Company is in the process of appealing the ruling. With this ruling, consolidated actions against the defendants for infringement of the patents will not proceed unless the Company's appeal is successful. The Company will continue to vigorously defend its position. As with any litigation, there can be no assurance that the Company will prevail.

Reference is made to the fourteenth paragraph of the 10-K Legal Proceedings Item relating to a litigation by Housey Pharmaceuticals, alleging infringement of several patents relating to laboratory research methods. During the quarter ended June 30, 2002, this litigation was settled, and the settlement amount paid by the Company was not material to the Company.

Reference is made to the sixteenth paragraph of the 10-K Legal Proceedings Item relating to litigation against Warrick, which was sued by the state of Texas. In June 2002, the Company and its subsidiary, Schering Corporation, were added as defendants. The lawsuit alleges that Warrick supplied the state with false reports of wholesale prices, which caused the state to pay Medicaid claims on prescriptions of Warrick's albuterol sulfate solution at a higher than justified level. The state seeks damages of approximately $106 million against Warrick, including treble damages and penalties. It is not possible to predict the outcome of the litigation, which could result in the imposition of fines, penalties and injunctive or administrative remedies.

Reference is made to the seventeenth paragraph of the 10-K Legal Proceedings Item relating to the lawsuit filed against Warrick by the West Virginia Attorney General alleging that Warrick falsely "inflated" the AWP for albuterol sulfate solution knowing that the state Medicaid programs and other state programs relied on AWP to pay providers for the drugs, causing the state to pay excessive reimbursement to the distributors of the drug. The Company believes that it has substantial defenses to these claims and it will continue to defend itself vigorously. However, as with any litigation, there can be no assurance that the Company will prevail.

Reference is made to the eighteenth paragraph of the 10-K Legal Proceedings Item, as amended by the fourth paragraph of the 10-Q Legal Proceedings Item, relating to the private plaintiff complaints filed in Arizona state court against the Company and Warrick alleging a conspiracy to fraudulently report "fictitious" AWPs regarding prescription pharmaceuticals. In May 2002, the plaintiff voluntarily dismissed both of the lawsuits.

Reference is made to the nineteenth paragraph of the 10-K Legal Proceedings Item, as amended by the fifth paragraph of the 10-Q Legal Proceedings Item, relating to a lawsuit filed by the Nevada Attorney General against Warrick and the Company alleging that Warrick engaged in a scheme to fraudulently report "fictitious" AWPs. In June 2002, both cases were conditionally transferred to federal court in Boston, Massachusetts as part of the coordination of all federal court AWP cases from throughout the country. The Company believes that it has substantial defenses to these claims and will defend itself vigorously. However, as with any litigation, there can be no assurance that the Company will prevail.

Reference is made to the twentieth paragraph of the 10-K Legal Proceedings Item, as amended by the sixth paragraph of the 10-Q Legal Proceedings Item, relating to a lawsuit filed by the Montana Attorney General against the Company and Warrick alleging the defendants reported "inflated" AWPs. In May 2002, this case was conditionally transferred to federal court in Boston, Massachusetts as part of the coordination of all federal court AWP cases from throughout the country. The Company believes that it has substantial defenses to these claims and will defend itself vigorously. However, as with any litigation, there can be no assurance that the Company will prevail.

Reference is made to the twenty-first paragraph of the 10-K Legal Proceedings Item, as amended by the seventh paragraph of the 10-Q Legal Proceedings Item, relating to a lawsuit against Warrick by the Twin Cities Bakery Workers Health and Welfare fund and another plaintiff, alleging "inflated" AWPs. In April 2002, the Company filed a motion to dismiss the complaint. In June 2002, this case was conditionally transferred to federal court in Boston, Massachusetts as part of the coordination of all federal court AWP cases from throughout the country. The Company believes that it has substantial defenses to these claims and will defend itself vigorously. However, as with any litigation, there can be no assurance that the Company will prevail.

Reference is made to the twenty-second paragraph of the 10-K Legal Proceedings Item, as amended by the eighth paragraph of the 10-Q Legal Proceedings Item, relating to the FTC's administrative proceeding against the Company, Upsher-Smith, Inc. and ESI Lederle, Inc. alleging anti-competitive effects from the settlement of patent lawsuits between the Company and Upsher-Smith and the Company and ESI Lederle. In June 2002, the Administrative Law Judge overseeing the case issued a decision that the patent litigation settlements complied with the law in all respects and dismissed all claims against the Company. The FTC staff filed an appeal of this decision to the full Commission. The Company believes that its actions have been lawful and proper, and intends to defend itself vigorously. However, it is not possible to predict the outcome of the proceeding, which could result in the imposition of injunctive or administrative remedies.

Reference is made to the twenty-third paragraph of the 10-K Legal Proceedings Item relating to alleged class action suits that were filed on behalf of direct and indirect purchasers of K-DUR against the Company, Upsher-Smith and Lederle in federal and state courts following commencement of the FTC administrative action. These suits all allege essentially the same facts and claim violations of federal and state antitrust laws, as well as other state statutory and/or common law causes of action. The Company believes that it has substantial defenses to these claims and intends to defend itself vigorously. As with any litigation, there can be no assurance the Company will prevail.

Reference is made to the twenty-fifth paragraph of the 10-K Legal Proceedings Item, as amended by the ninth paragraph of the 10-Q Legal Proceedings Item, relating to a lawsuit filed in the United States District Court for the District of New Jersey against the Company and certain named officers alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Additional lawsuits of the same tenor followed. The Company's motion to dismiss the consolidated amended complaint was denied on May 24, 2002. The Court directed that a discovery schedule be developed. The Company believes that it has substantial defenses and intends to defend the consolidated action vigorously. As with any litigation, there can be no assurance that the Company will prevail.

Reference is made to twenty-seventh paragraph of the 10-K Legal Proceedings Item relating to claims of Biogen and ICN regarding certain royalties. The Company believes that it has substantial defenses to these claims and it will continue to defend itself vigorously. However, as with any litigation, there can be no assurance that the Company will prevail.

Reference is made to the twenty-ninth paragraph of the 10-K Legal Proceedings Item relating to litigation by the Prescription Access Litigation project members against the Company alleging among other things, that the Company's direct-to-consumer advertising falsely depicts the benefits of CLARITIN in violation of the New Jersey Consumer Fraud Act. In May 2002, the court dismissed the complaint in its entirety for failure to state a claim. The plaintiffs have appealed. The Company believes that it has substantial defenses to these claims and will defend itself vigorously. However, as with any litigation, there can be no assurance that the Company will prevail.

Reference is made to the thirtieth paragraph of the 10-K Legal Proceedings Item, as amended by the tenth paragraph of the 10-Q Legal Proceedings Item, relating to the REBETOL patent litigation. The REBETOL patents are material to the Company's business. As described in past filings, the litigation includes the Company's suits alleging that Geneva Pharmaceuticals, Three Rivers and Teva's separate ANDAs with the FDA seeking to market generic forms of 200 mg REBETOL (ribavirin) capsules in the United States before the expiration of the Company's patents covering ribavirin formulations constitute infringement of the Company's patents; and a counterclaim filed by Three Rivers for unfair competition asserting that there was not a reasonable basis for bringing an action for infringement against Three Rivers, and that the lawsuit was brought for the sole purpose of delaying FDA approval of Three Rivers' generic product. The Company has filed a motion to dismiss the counterclaim. The Company continues to vigorously pursue its arguments as to why it should prevail before the federal courts. As with any litigation, there can be no assurance that the Company will prevail.

Reference is made to the thirty-second paragraph of the 10-K Legal Proceedings Item, as amended by the eleventh paragraph of the 10-Q Legal Proceedings Item, relating to purported nationwide class actions against the Company and other defendants in which plaintiffs seek a refund of the purchase price of the phenylpropanolamine-containing cough/cold remedies, laxatives or recalled albuterol/VANCERIL/VANCENASE inhalers they purchased. Other pharmaceutical manufacturers are co-defendants in some of these lawsuits. A number of lawsuits have also been filed against the Company seeking recovery for personal injuries or death. In several of these lawsuits punitive damages are claimed. The Company will continue to vigorously defend its position and advance its arguments as to why it should prevail in these suits. As with any litigation, there can be no assurance that the Company will prevail. The Company has agreed to settle a California state court class action involving inhalers through a program of issuing 4.5 million vouchers for free inhalers plus payment of attorneys' fees. The court has preliminarily approved the settlement, and scheduled a final hearing for October 2002.

As reported in the Company's Report on Form 8-K filed May 20, 2002, the Company reached an agreement with the FDA for a consent decree to resolve issues involving the Company's compliance with current Good Manufacturing Practices at certain manufacturing facilities in New Jersey and Puerto Rico. The U.S. District Court for the District of New Jersey has approved the Consent Decree. Under terms of the consent decree, the Company will pay a total of $500 million to the U.S. government in two equal installments of $250 million; the first installment was paid in May 2002 and the second installment will be paid in the second quarter of 2003. Additional details about the consent decree are included in the section titled "Legal and Environmental Matters" in the Notes to Consolidated Financial Statements.

As reported in past filings in the section titled "Legal and Environmental Matters" in the Notes to Consolidated Financial Statements, the Company was informed that the United States Attorney's Office in New Jersey along with the FDA's Office of Criminal Investigation (OCI) is conducting an investigation, which may focus on one or more Company products manufactured in Puerto Rico. The Company is cooperating with the Government in the investigation. The Company has been advised that the investigation is at an early stage and thus it is not possible to predict its outcome.
Item 4.	Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held on April 23, 2002, and information about the matters voted on was provided under Part II, Item 4 of the 10-Q for the quarter ended March 31, 2002, which was filed May 15, 2002.
Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits - The following Exhibits are filed with this document

Exhibit Number	Description
10 (a)	Sixth Amendment to Employment Agreement between the Company and Richard J. Kogan.
15	Awareness letter

(b)	Reports on Form 8-K:

A report on Form 8-K was filed on May 20, 2002 reporting items 5 and 9 of Form 8-K.

SIGNATURE(S)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Schering-Plough Corporation
(Registrant)

Date August 13, 2002	/s/Thomas H. Kelly
Thomas H. Kelly Vice President and Controller (Duly Authorized Officer and Chief Accounting Officer)