Form 10-Q
period 2002-09-30
SCHERING PLOUGH CORP
filed 2002-11-13
CIK 310158

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

YES X	NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES X	NO

Common Shares Outstanding as of October 31, 2002: 1,466,629,959

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(UNAUDITED)
(Amounts in millions, except per share figures)

	Three months Ended September 30,		Nine months Ended September 30,

	2002	2001	2002	2001

Net sales	$ 2,421	$ 2,377	$ 7,810	$ 7,301
Costs and Expenses:
Cost of sales	644	486	1,898	1,490
Selling, general and administrative	870	830	2,784	2,624
Research and development	354	310	1,017	934
Other income, net	(4)	(30)	(47)	(84)
	1,864	1,596	5,652	4,964
Income before income taxes	557	781	2,158	2,337
Income taxes	128	180	496	537
Net income	$ 429	$ 601	$ 1,662	$ 1,800

Diluted earnings per common share	$ .29	$ .41	$ 1.13	$ 1.22

Basic earnings per common share	$ .29	$ .41	$ 1.13	$ 1.23

Dividends per common share	$ .17	$ .16	$ .50	$ .46

See notes to consolidated financial statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in millions, except per share figures)

	September 30,	December 31,
	2002	2001
Assets
Cash and cash equivalents	$ 3,310	$ 2,716
Accounts receivable, net	2,048	1,789
Inventories	1,146	945
Prepaid expenses, deferred income
taxes and other current assets	1,300	1,069
Total current assets	7,804	6,519
Property, plant and equipment	5,991	5,567
Less accumulated depreciation	1,913	1,753
Property, net	4,078	3,814
Goodwill, net	229	219
Other intangible assets, net	373	441
Other assets	1,113	1,181
Total assets	$ 13,597	$ 12,174

Liabilities and Shareholders' Equity
Accounts payable	$ 1,109	$ 1,075
Short-term borrowings and current
portion of long-term debt	1,154	565
Other accrued liabilities	2,284	2,277
Total current liabilities	4,547	3,917
Long-term liabilities	1,074	1,132
Shareholders' Equity:
Preferred shares - $1 par value;
issued - none	-	-
Common shares - $.50 par value;
issued: 2,030	1,015	1,015
Paid-in capital	1,132	1,112
Retained earnings	11,774	10,849
Accumulated other comprehensive income	(517)	(423)
Total	13,404	12,553
Less treasury shares: 2002 - 563 shares;
2001 - 565 shares, at cost	5,428	5,428
Total shareholders' equity	7,976	7,125
Total liabilities and shareholders' equity	$ 13,597	$ 12,174

See notes to consolidated financial statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(UNAUDITED)

(Amounts in millions)

	2002	2001

Operating Activities:
Net income	$ 1,662	$ 1,800
Depreciation and amortization	279	252
Accounts receivable	(259)	(297)
Inventories	(182)	(66)
Prepaid expenses and other assets	(95)	(170)
Accounts payable and other liabilities	79	234
Net cash provided by operating activities	1,484	1,753

Investing Activities:
Capital expenditures	(523)	(498)
Purchases of investments	(229)	(90)
Reduction of investments	103	33
Other, net	(11)	12
Net cash used for investing activities	(660)	(543)

Financing Activities:
Cash dividends paid to common shareholders	(736)	(676)
Common shares repurchased	-	(34)
Net change in short-term borrowings	505	(273)
Other, net	9	31
Net cash used for financing activities	(222)	(952)

Effect of exchange rates on cash and
cash equivalents	(8)	(1)
Net increase in cash and
cash equivalents	594	257
Cash and cash equivalents, beginning
of period	2,716	2,397
Cash and cash equivalents, end of period	$3,310	$2,654

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

The Company has temporarily suspended production of certain products at its Manati, Puerto Rico site, principally the animal health products BANAMINE (flunixin meglumine) and NUFLOR (florfenicol), while it implements GMP programs agreed to under the final terms of the consent decree. The aggregate sales in 2001 of these products manufactured in Puerto Rico were $50 million.

In connection with the agreement, the Company has decided to discontinue manufacturing and marketing certain older products. The consent decree also includes a recall, initiated in early May 2002 and directed to U.S. trade accounts, of all lots of theophylline, USP tablets and PROVENTIL (albuterol sulfate, USP) REPETABS. PROVENTIL inhalers are not affected by the recall. The Company had discontinued marketing its U.S. theophylline products in June 2001 and PROVENTIL REPETABS have not been available since July 2001. In total, these products represent annual sales of approximately $44 million. In November 2002, the Company initiated a voluntary recall down to the retail level of all unexpired, non-medically necessary, human and veterinary drug products manufactured at the Company's sterile facility in Manati prior to the consent decree. The financial impact of the recalls was immaterial.

The consent decree is included in the Company's 8-K filed May 20, 2002. The 8-K is available on the World Wide Web, either from the SEC's EDGAR database on the SEC Web site at SEC.gov or Company's Web site at schering-plough.com.

Collaboration with Merck

In May 2000, the Company and Merck & Co., Inc. (Merck) entered into agreements to jointly develop and market, in the United States, new prescription medicines in the cholesterol-management and respiratory therapeutic areas. The agreements cover the development and marketing of:

  ZETIA, the Company's novel cholesterol absorption inhibitor, as a once-daily fixed-combination tablet with Zocor, Merck's cholesterol-modifying medicine;

  ZETIA as a once-daily monotherapy;

  Co-administration of ZETIA with statins; and

  A once-daily fixed-combination tablet containing CLARITIN and Singulair for the treatment of allergic rhinitis and asthma. Singulair is Merck's once-daily leukotriene receptor antagonist for the treatment of asthma.

In December 2001, the cholesterol-management agreements were expanded to include all countries of the world except Japan.

In January 2002, Schering-Plough/Merck Pharmaceuticals reported on results of Phase III clinical trials of a fixed-combination tablet containing CLARITIN and Singulair, which did not demonstrate statistically significant improvement in the treatment of seasonal allergic rhinitis compared to each product administered separately. The partnership also reported that it intends to further evaluate those results and may conduct additional studies.

On October 17, 2002, ZETIA was approved for sale in Germany. On October 21, 2002, the Company filed an 8-K announcing the German approval. The contracts between the Company and Merck which contain the significant governance terms of the collaboration were filed as part of this 8-K. On October 25, 2002, the FDA approved ZETIA for use either by itself or together with statins in patients with high cholesterol to reduce LDL "bad" cholesterol and total cholesterol.

The agreements between the companies generally provide for equal sharing of development costs and for co-promotion of approved products by each company in the U.S. and in most other countries of the world, except Japan. In Japan, no agreement exists. In general, co-promotion provides that each company will provide equal physician detailing efforts and bear the cost of its own sales force in marketing the products. The companies will share other costs (manufacturing, promotion, administration, etc.) and also share profits. The agreements do not provide for any jointly-owned facilities and, as such, products resulting from the collaboration will be manufactured in facilities owned by either Merck or the Company. In addition, under certain conditions, if all sales goals are achieved, Merck could make milestone payments to the Company totaling $152 million. The agreements do not have a specific expiration date.

The Company will report its share of profits as "Alliance Revenue" and will report its sales force costs as selling, general and administrative expenses. The Company's share of development expenses has been reported as research and development expenses.

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

Goodwill amortization expense for the full year 2001 was $5 million. Diluted and basic earnings per common share for the quarter and nine months ended September 30, 2001 would have been unchanged if goodwill amortization were excluded from net income on a pro forma basis.

The balance sheet caption 'other intangible assets, net' principally includes licenses, patents and trademarks. Intangible assets are being amortized on the straight-line method over their respective useful lives. Amortization expense was $50 million and $47 million for the nine months ended September 30, 2002 and 2001, respectively.

During the nine months ended September 30, 2002, the Company paid $17 million for patent and licensing rights. These costs will be amortized over approximately 10 years. The residual value for these intangible assets is estimated to be zero.

The components of other intangible assets are as follows ($ in millions):

September 30, 2002 December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents and
licenses	$603	$ 293	$310	$623	$248	$375
Trademarks and
other	94	31	63	94	28	66
Total other
intangible
assets	$697	$324	$373	$717	$276	$441

Projected annual amortization expense for each of the next five years is estimated to be approximately $50 million per year based on other intangible assets recorded as of September 30, 2002.

EITF No. 00-25

In April 2001, the Emerging Issues Task Force (EITF) issued EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," which addresses the income statement classification of certain credits, allowances, adjustments and payments given to customers for the services or benefits provided. The Company adopted EITF No. 00-25 in the first quarter of 2002 and, therefore, has classified the cost of these sales incentives as a reduction of Net Sales. Net Sales for the nine months ended September 30, 2001 have been restated by $29 million to be on a comparable basis. EITF No. 00-25 has no effect on net income.

Borrowings

The Company has two committed, unsecured revolving credit facilities from a syndicate of financial institutions. Under one facility, up to $500 million can be drawn down through May 2003, with repayment due by May 2004. Under a second multi-currency facility, an additional $500 million can be drawn down through the maturity date of May 2006. These facilities are available for general corporate purposes and are considered as support for the Company's commercial paper borrowings. These facilities do not require compensating balances; however, a nominal commitment fee is paid. As of September 30, 2002, no funds had been drawn down under these facilities.

On July 25, 2002, Standard & Poor's lowered the Company's long-term credit rating from "AA" to "AA-" while maintaining its negative outlook. At the same time, Standard & Poor's reaffirmed the Company's short-term credit rating of "A-1+". On October 8, 2002, Moody's Investors Service (Moody's) placed the Company's "Aa2" long-term debt rating under review for possible downgrade. At the same time, Moody's confirmed the Company's "Prime-1" short-term rating. Subsequent to the Company's press release on October 3, 2002, Standard & Poor's issued a statement maintaining the Company's long-term rating of "AA-" and short-term rating of "A-1+" while maintaining its negative outlook.

Inventories

Inventories consisted of ($ in millions):
	September 30,	December 31,
	2002	2001

Finished products	$393	$299
Goods in process	435	346
Raw materials and supplies	318	300
Total inventories	$1,146	$945

Earnings Per Common Share

The shares used to calculate basic and diluted earnings per common share are reconciled as follows (number of shares in millions):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Average shares outstanding
for basic earnings per share	1,466	1,464	1,466	1,463
Dilutive effect of options
and deferred stock units	3	6	4	7
Average shares outstanding
for diluted earnings per share	1,469	1,470	1,470	1,470

As of September 30, 2002, the equivalent of 49 million common shares issuable under the Company's stock incentive plans were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

Comprehensive Income

Total comprehensive income for the three months ended September 30, 2002 and 2001 was $399 million and $596 million, respectively. Total comprehensive income for the nine months ended September 30, 2002 and 2001 was $1,568 million and $1,739 million, respectively.

Concentrations

CLARITIN (loratadine) sales in the United States, in all formulations, accounted for 28 percent of the Company's consolidated worldwide sales in the year ended December 31, 2001, and a larger percentage of the Company's consolidated earnings. As noted in the "Legal and Environmental Matters" footnote included in the financial statements to this report, the Company has sued 16 drug manufacturers that are seeking to market certain forms of generic prescription or OTC loratadine prior to the expiration of certain of the Company's U.S. patents, including the compound patent for desloratadine. In each case, the Company has filed suit in federal court seeking a ruling that the applicable Abbreviated New Drug Application (ANDA) or "paper" New Drug Application submission and proposed marketing of a generic prescription or OTC product constitute willful infringement of the Company's patents and that the challenge to the patents is without merit. The compound patent for loratadine expired on June 19, 2002. U.S. market exclusivity for CLARITIN was extended by the Food and Drug Administration (FDA) to December 19, 2002, because the Company conducted pediatric clinical trials at the request of the FDA. A patent covering the compound desloratadine, formulations thereof, and methods of treatment with desloratadine is set to expire on April 21, 2004. U.S. market exclusivity was extended by the FDA to October 21, 2004, because the Company conducted pediatric clinical trials at the request of the FDA. On August 8, 2002, a federal district court in New Jersey ruled on motions for summary judgment, finding that the desloratadine compound claims of that patent, which the Company believes protects CLARITIN, were anticipated by a prior patent and thus invalid. The district court's ruling does not affect other claims of that patent covering methods of treatment with desloratadine, and formulations of desloratadine. On September 18, 2002, the district court denied a request for reconsideration. The Company is in the process of appealing the rulings, and anticipates that the appeal will be decided in late 2003 or early 2004. With these rulings, actions against the defendants for infringement of this patent will not proceed unless the Company's appeal is successful. While the outcome of the litigation is uncertain, the Company's earnings projections assume that generic prescription or OTC forms of loratadine will enter the market as early as December 20, 2002. Pursuant to a Court order agreed to by the Company and one generic manufacturer, that manufacturer withdrew its ANDA and the Company's action against it was dismissed. Two generic manufacturers, which had been the only defendants to assert that the loratadine compound patent is invalid and/or unenforceable, have withdrawn their challenges to this patent. Thus, there are no defendants currently challenging the loratadine compound patent.

Insurance coverage

The Company maintains insurance coverage with such deductibles and self insurance as management believes adequate for its needs under current circumstances. Such coverage reflects market conditions (including cost and availability) existing at the time it is written and the relationship of insurance coverage to self insurance varies accordingly. As a result of recent external events, the availability of insurance has become more restrictive. Management considers the impact of these changes as it continually assesses the best way to provide for its insurance needs in the future. At the current time, management believes that any losses which may arise due to self insurance will not have a material effect on the Company's liquidity or financial position.

Legal and Environmental Matters

The Company has responsibilities for environmental cleanup under various state, local and federal laws, including the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund. At several Superfund sites (or equivalent sites under state law), the Company is alleged to be a potentially responsible party (PRP). The Company estimates its obligations for cleanup costs for Superfund sites based on information obtained from the federal Environmental Protection Agency, an equivalent state agency and/or studies prepared by independent engineers, and on the probable costs to be paid by other PRPs. The Company records a liability for environmental assessments and/or cleanup when it is probable a loss has been incurred and the amount can be reasonably estimated. The Company has fully accrued for estimated losses for these matters without considering the effect of insurance available. The amounts accrued are immaterial.

The Company is also involved in various other claims and legal proceedings of a nature currently considered normal to its business, including product liability cases. The estimated costs the Company expects to pay in these cases are accrued when the liability is considered probable and the amount can be reasonably estimated.

The recorded liabilities for the above matters at September 30, 2002 and the related expenses incurred during the three and nine months ended September 30, 2002 were not material. Expected insurance recoveries have not been considered in determining the costs for environmental-related liabilities.

Management believes that, except for the matters discussed in the following paragraphs, it is remote that any material liability in excess of the amounts accrued will be incurred. With respect to the matters discussed in the following paragraphs, except where noted, it is not practicable to estimate a range of reasonably possible loss.

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

The Federal Court in Illinois remanded the conspiracy portion of the cases of those retailers that opted out of the class action back to the District Courts where they were filed. The Federal Court in Illinois has jurisdiction over the Robinson-Patman portion of these cases.

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

As discussed in the following two paragraphs, various patent actions are pending regarding patents that protect CLARITIN against generic versions. On August 8, 2002, a federal district court in New Jersey ruled on motions for summary judgment, finding that certain claims of the desloratadine compound patent the Company believes protects CLARITIN, and which expires in 2004, were anticipated by a prior patent and, thus, were not valid. On September 18, 2002, the district court denied a request for reconsideration. The Company is in the process of appealing the rulings, and anticipates that the appeal will be decided in late 2003 or early 2004. With these rulings, consolidated actions against the defendants for infringement of the patents will not proceed unless the Company's appeal is successful. While the outcome of the litigation is uncertain, the Company's earnings projections assume that generic prescription or OTC forms of loratadine will enter the market as early as December 20, 2002. The Company will continue to vigorously defend its position. As with any litigation, there can be no assurance that the Company will prevail.

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

In early November 2002, the Company was served with two additional grand jury subpoenas by the United States Attorney for the District of Massachusetts which has been investigating certain sales and marketing practices of the Company as previously disclosed in the Company's SEC filings. Among other information, the subpoenas seek a broad range of information concerning the Company's sales, marketing and clinical trial practices and programs with respect to INTRON A, REBETRON and TEMODAR, the Company's sales and marketing contacts with managed care organizations and doctors and the Company's offering or provision of grants, honorariums or other items or services of value to managed care organizations, physician groups, doctors and educational institutions. It is not possible to predict the outcome of the investigation, which could include the commencement of civil or criminal proceedings involving the imposition of fines, penalties and injunctive or administrative remedies, including exclusion from government reimbursement programs. Nor can the Company predict whether the investigation will affect its marketing, sales or clinical trial practices. The Company is cooperating with the investigation.

During the third quarter of 2000, the Company's generic subsidiary, Warrick Pharmaceuticals (Warrick), was sued by the state of Texas. In June 2002, the Company and its subsidiary, Schering Corporation, were added as defendants. The lawsuit alleges that Warrick supplied the state with false reports of wholesale prices, which caused the state to pay Medicaid claims on prescriptions of Warrick's albuterol sulfate solution and inhaler at a higher than justified level. The state seeks damages of approximately $106 million against Warrick, including treble damages and penalties. It is not possible to predict the outcome of the litigation, which could result in the imposition of fines, penalties and injunctive remedies.

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

Through October 2002, four private plaintiffs and a non-profit organization filed five separate lawsuits in California state court against the Company and Warrick. These complaints, which are alleged to be suitable for class action status, and/or as representative actions, allege that the Company conspired with other drug companies to defraud consumers by reporting fraudulently high AWPs for prescription drugs covered by Medicare. The complaints seek injunctive relief, disgorgement of profits, and unspecified damages, including punitive damages. The Company believes that it has substantial defenses to these claims and will defend itself vigorously. However, as with any litigation, there can be no assurance that the Company will prevail.

On April 2, 2001, the FTC started an administrative proceeding against the Company, Upsher-Smith, Inc. (Upsher-Smith) and Lederle. The complaint alleges anti-competitive effects from the settlement of patent lawsuits between the Company and Lederle, and the Company and Upsher-Smith. The lawsuits that were settled related to generic versions of K-DUR, the Company's long-acting potassium chloride product, which was the subject of ANDAs filed by Lederle and Upsher-Smith. In June 2002, the Administrative Law Judge overseeing the case issued a decision that the patent litigation settlements complied with the law in all respects and dismissed all claims against the Company. An appeal of this decision to the full Commission filed by the FTC staff is currently pending. The Company believes that its actions have been lawful and proper, and intends to defend itself vigorously. However, it is not possible to predict the outcome of the proceeding, which could result in the imposition of injunctive or administrative remedies.

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

In January 2000, a jury found that the Company's PRIME PAC® PRRS (Porcine Respiratory and Reproductive Syndrome) vaccine infringed a patent owned by Boehringer Ingelheim Vetmedica, Inc. An injunction was issued in August 2000 barring further sales of the Company's vaccine. The Company's post-trial motions for either a reversal of the jury's verdict or a new trial were denied in September 2001. The Company has appealed. As with any litigation, there can be no assurance that the Company will prevail. Discovery in the damages phase of the case is ongoing.

On February 15, 2001, the Company stated in a press release that the FDA had been conducting inspections of the Company's manufacturing facilities in New Jersey and Puerto Rico and had issued reports citing deficiencies concerning compliance with current Good Manufacturing Practices, primarily relating to production processes, controls and procedures. The next day, February 16, 2001, a lawsuit was filed in the United States District Court for the District of New Jersey against the Company and certain named officers alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Additional lawsuits of the same tenor followed. The plaintiffs in the suits purport to represent classes of shareholders who purchased shares of Company stock between dates as early as March 2, 2000, and February 15, 2001, the date of the press release. In April 2001, a lawsuit was filed in the United States District Court for the District of New Jersey against the Company and certain named officers alleging substantially the same violations of the Securities Exchange Act of 1934 as alleged in the putative class actions described above in this paragraph, as well as alleging violations of Section 11 of the Securities Act of 1933 and failure to disclose information which is the subject matter of the FTC administrative proceeding described above and purporting to represent a class of shareholders who purchased shares of Company stock between July 25, 2000, and March 30, 2001, the last business day before the Company issued a press release relating to the FTC administrative proceeding. This complaint and all of the previously filed complaints were consolidated into one action in the United States District Court for the District of New Jersey, and a lead plaintiff, the Florida State Board of Administration, was appointed by the Court on July 2, 2001. On October 11, 2001, a consolidated amended complaint was filed, alleging the same violations described in the second sentence of this paragraph (but not a Section 11 claim) and purporting to represent a class of shareholders who purchased shares of Company stock from May 9, 2000, through February 15, 2001. The Company's motion to dismiss the consolidated amended complaint was denied on May 24, 2002. Discovery is ongoing. The Company believes that it has substantial defenses and intends to defend the consolidated action vigorously. As with any litigation, there can be no assurance that the Company will prevail.

In addition to the lawsuits described in the immediately preceding paragraph, two lawsuits were filed in the United States District Court for the District of New Jersey and two lawsuits were filed in New Jersey state court against the Company (as a nominal defendant) and certain officers, directors and a former director seeking damages on behalf of the Company including disgorgement of trading profits made by defendants allegedly obtained on the basis of material non-public information. The complaints in each of those four lawsuits relate to the issues described in the Company's February 15, 2001, press release, and allege a failure to disclose material information and breach of fiduciary duty by the directors. One of the federal court lawsuits also includes allegations related to the investigations by the U.S. Attorney's Offices for the Eastern District of Pennsylvania and the District of Massachusetts, the FTC's administrative proceeding against the Company, and the lawsuit by the state of Texas against Warrick, all of which are described above. Each of these lawsuits is a shareholder derivative action that purports to assert claims on behalf of the Company, but as to which no demand was made on the Board of Directors and no decision has been made on whether the Company can or should pursue such claims. In August 2001, the plaintiffs in each of the New Jersey state court shareholder derivative actions moved to dismiss voluntarily the complaints in those actions, which motions were granted. The two shareholder derivative actions pending in the United States District Court for the District of New Jersey have been consolidated into one action, which is in its very early stages. This consolidated action is being coordinated for most pre-trial purposes with the consolidated action described in the immediately preceding paragraph. On January 2, 2002, the Corporation received a demand letter dated December 26, 2001, from a law firm not involved in the derivative actions described above, on behalf of a shareholder who also is not involved in the derivative actions, demanding that the Board of Directors bring claims on behalf of the Company based on allegations substantially similar to those alleged in the derivative actions. On January 22, 2002, the Board of Directors adopted a board resolution establishing an Evaluation Committee, consisting of three directors, to investigate, review and analyze the facts and circumstances surrounding the allegations made in the demand letter and the consolidated amended derivative action complaint described above, but reserving to the full Board authority and discretion to exercise its business judgment in respect of the proper disposition of the demand. The Committee has engaged independent outside counsel to advise it. The Committee issued a report on the findings of its investigation to the independent directors of the Board in late October 2002. That report is under review.

As previously reported. the Company has been informed that the United States Attorney's Office in New Jersey along with the FDA's Office of Criminal Investigation is conducting an investigation which may focus on one or more Company products manufactured in Puerto Rico. The Company believes that its actions were lawful and proper and is cooperating with the Government in the investigation.

The Company was a party to an arbitration commenced in July 2001 by Biogen, Inc. (Biogen) relating to, among other things, Biogen's claims that the Company owed U.S. alpha interferon royalty payments to Biogen for a period of time that the Company does not believe such royalties were owed. Biogen's claims related to the Company's sale of INTRON A and PEG-INTRON. A second arbitration was commenced by Biogen against the Company in August 2001 relating to Biogen's claim that the Company owed royalties on INTRON A provided without charge or at a reduced charge to indigent patients participating in SCHERING'S Commitment to Care program. In October, 2002, the Company settled these two arbitrations with Biogen. As part of the settlement, the Company will make a one-time payment to Biogen in the fourth quarter, 2002 in the range of $45 to $50 million. The Company had previously recorded a provision for this settlement payment. In addition, the Company will commence paying Biogen royalties on U.S. sales of Schering-Plough's alpha interferon products, based on a 1998 agreement between the companies.

In October 2001, ICN Pharmaceuticals, Inc. (ICN) notified the Company of its intention to begin an alternative resolution dispute proceeding against the Company seeking the payment of royalties on REBETOL provided by the Company without charge or at a reduced charge to indigent patients participating in SCHERING'S COMMITMENT TO CARE program. The Company believes that it has substantial defenses to ICN's claims and will defend itself vigorously. However, as with any arbitration or alternative dispute proceeding, there can be no assurance that the Company will prevail.

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

In December 2001, PAL filed a class action suit in Federal Court in Massachusetts against the Company. In September 2002, a consolidated complaint was filed in this court as a result of the coordination by the Multi-District Litigation Panel of all federal court AWP cases from throughout the country. The consolidated complaint alleges that the Company and Warrick conspired with providers to defraud consumers by reporting fraudulently high AWPs for prescription medications reimbursed by Medicare or third party payers. The complaint seeks a declaratory judgment and unspecified damages, including treble damages. The Company believes that it has substantial defenses to these claims and will defend itself vigorously. However, as with any litigation, there can be no assurance that the Company will prevail.

The Company received notice that, in August 2001, Geneva Pharmaceuticals Technology Corp. (Geneva Pharmaceuticals) and Three Rivers Pharmaceuticals, L.L.C. (Three Rivers), and in January 2002, Teva Pharmaceuticals USA, Inc. (Teva), submitted separate ANDAs with the FDA seeking to market generic forms of 200 mg REBETOL (ribavirin) capsules in the United States before the expiration of the Company's patents covering ribavirin formulations. Geneva Pharmaceuticals, Three Rivers and Teva have asserted that they do not infringe the Company's REBETOL patents and/or the patents are invalid. The REBETOL patents are material to the Company's business. In September 2001, October 2001 and March 2002, the Company filed suits in federal court seeking rulings that the ANDA submissions by Geneva Pharmaceuticals, Three Rivers and Teva, respectively, constitute infringement of the Company's patents and that the challenges to the Company's patents are without merit. Three Rivers has filed a counterclaim for unfair competition asserting that there was not a reasonable basis for bringing an action for infringement against Three Rivers, and that the lawsuit was brought for the sole purpose of delaying FDA approval of Three Rivers' generic product. The court has granted the Company's motion to dismiss this counterclaim. The Company continues to pursue its arguments as to why it should prevail before the federal courts. As with any litigation, there can be no assurance that the Company will prevail and, as a result, generic forms of ribavirin could enter the U.S. market in 2003.

In October 2001, United States Internal Revenue Service (IRS) auditors have asserted, in reports, that the Company is liable for additional tax for the 1990 through 1992 tax years. The reports allege that two interest rate swaps that the Company entered into with an unrelated party should be recharacterized as loans from affiliated companies resulting in additional tax on income. The tax sought by the IRS auditors relating to recharacterization is approximately $195 million, plus penalties and interest for the period stated above. The Company has not accrued the $195 million because the Company and its tax advisors do not believe it is probable that the IRS will prevail in this matter. The Company intends to defend its position vigorously; however, there can be no assurance that the Company will prevail.

The Company is a defendant in a number of purported nationwide or state class action lawsuits in which plaintiffs seek a refund of the purchase price of the phenylpropanolamine-containing cough/cold remedies, laxatives or recalled albuterol/VANCERIL/VANCENASE inhalers they purchased. Other pharmaceutical manufacturers are co-defendants in some of these lawsuits. In general, plaintiffs claim that they would not have purchased or would have paid less for these products had they known of certain defects or medical risks attendant with their use. All of these lawsuits are in the early stages of discovery; plaintiffs' theories for recovery have yet to be legally tested and the Courts have not yet agreed that these cases should go forward as class actions. A number of lawsuits involving these products have also been filed against the Company seeking recovery for personal injuries or death. In several of these lawsuits punitive damages are claimed. The Company will continue to vigorously defend its position and advance its arguments as to why it should prevail in these suits. As with any litigation, there can be no assurance that the Company will prevail. The Company has agreed to settle a California state court class action involving inhalers through a program of issuing 4.5 million vouchers for free inhalers plus payment of attorneys' fees. The court gave final approval to the settlement in October 2002.

The Company has become aware of an investigation by the United States Department of Justice, Antitrust Division, into whether the Company's Consumer Products Division entered into an agreement with another company to lower the commission rate of one of its consumer products' brokers. The Company is fully cooperating with the investigation. The Company has been informed that the investigation is at an early stage and thus it is not possible to predict its outcome.

The Company is providing information to the Securities and Exchange Commission in connection with the Commission's inquiry relating to the Company's meetings with investors and other communications. The Company believes that it has complied with all applicable securities laws in this matter.

In October 2002, the Company was served with a purported Federal class action lawsuit alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as SEC Regulation FD relating to the alleged disclosures made during meetings with investors referred to in the preceding paragraph. The Company is also aware of press releases indicating that other such suits have been filed against it. The Company believes that it has defenses to these claims and intends to defend the actions vigorously. As with any litigation, there can be no assurances that the Company will prevail.

INDEPENDENT ACCOUNTANTS' REPORT

To the Shareholders and Board of Directors of

Schering-Plough Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Schering-Plough Corporation and subsidiaries (the "Corporation") as of September 30, 2002, and the related statements of consolidated income for the three-month and nine-month periods ended September 30, 2002 and 2001 and the statements of consolidated cash flows for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Corporation's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

November 12, 2002

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - three and nine months ended September 30, 2002 compared with the corresponding periods in 2001.

Net Sales

Consolidated net sales for the third quarter totaled $2.4 billion, an increase of $44 million or 2 percent compared with the same period in 2001. For the nine months, net sales increased $509 million or 7 percent versus 2001. Excluding the effect of foreign currency exchange rate fluctuations, consolidated net sales decreased 1 percent in the quarter. Foreign exchange had no impact in the first nine months. Volumes declined 2 percent in the third quarter and grew 4 percent for the nine-month period. Net sales in the United States decreased 10 percent versus the third quarter of 2001 and increased 1 percent for the nine-month period. International sales advanced 21 percent (up 15 percent excluding exchange) versus the third quarter of 2001 and advanced 17 percent (no impact due to exchange) for the nine-month period.

Net sales by major therapeutic category for the third quarter and nine months were as follows ($ in millions):
	Third Quarter			Nine Months
	2002	2001	%	2002	2001	%
Allergy & Respiratory	$ 805	$1,121	(28)	$2,966	$3,293	(10)
Anti-infective & Anticancer	957	496	93	2,645	1,531	73
Cardiovasculars	99	160	(38)	331	457	(28)
Dermatologicals	121	150	(19)	353	468	(25)
Other Pharmaceuticals	158	150	5	526	502	5
Animal Health	162	169	(4)	483	493	(2)
Foot Care	65	77	(16)	225	246	(9)
Over-the-Counter (OTC)	40	42	(5)	119	135	(12)
Sun Care	14	12	17	162	176	(8)
Consolidated net sales	$2,421	$2,377	2	$7,810	$7,301	7

Certain amounts in prior periods have been reclassified from Selling, General and Administrative expenses to Net Sales to comply with EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products."

Worldwide net sales of allergy and respiratory products decreased 28 percent in the quarter and 10 percent versus the nine-month period of 2001. Worldwide net sales of CLARINEX tablets, the Company's next-generation non-sedating antihistamine for the treatment of seasonal outdoor allergies and year-round indoor allergies, were $164 million for the quarter and $422 million for the first nine months. CLARINEX was launched in the United States in January 2002. Sales of the CLARITIN family of nonsedating antihistamines totaled $402 million for the quarter, down 51 percent, as compared with $828 million for the corresponding period in 2001. CLARITIN family sales totaled $1,853 million for the first nine months, down 25 percent as compared with $2,471 million in 2001. This decrease was due to a significant reduction in trade inventory levels, the conversion of patients to CLARINEX and a decline in market share.

On October 24, 2002, the Company provided an update on its previously reported anticipated reduction by U.S. wholesalers of trade inventories of prescription CLARITIN products in anticipation of the launch of CLARITIN as an OTC product. The estimated net negative impact on pretax profits for 2002 of reducing CLARITIN inventories held by U.S. wholesalers and chain pharmacies is expected to be, as previously estimated, approximately $250 million.

The applications filed with the FDA to switch CLARITIN to OTC status have a targeted action date of November 28, 2002. Upon the expected approval of OTC CLARITIN, the Company now anticipates that there will be a market transition period during which prescription activity at the patient level will continue. During this transition period, the Company will seek to ensure that prescription CLARITIN will be available at the U.S. wholesaler, chain and retail pharmacy levels in order to satisfy the remaining demand. This is a different situation than the Company had anticipated earlier in the year. Previously, the Company had anticipated that wholesaler and chain pharmacy inventories of prescription CLARITIN would be fully depleted by the time OTC CLARITIN was approved.

The estimated net negative impact on pretax profits for 2002 of reducing CLARITIN inventories held by U.S. wholesalers and chain pharmacies remains as previously estimated at approximately $250 million. The estimate of the annual impact is unchanged from previous estimates because the positive effect of not having to fully deplete wholesaler and chain pharmacy inventories by the time of OTC approval has been offset by higher than previously estimated CLARITIN inventory levels being held by wholesalers and chain pharmacies. The majority of the negative pretax profit impact was realized in the third quarter (approximately $200 million).

Sales of NASONEX, a once-daily corticosteroid for seasonal allergic rhinitis, increased 17 percent to $160 million for the third quarter and decreased 3 percent to $398 million for the first nine months. The third quarter increase was primarily due to the timing of product shipments, changes in trade inventory levels and growth in international markets. The decrease for the nine-month period was due to market share declines and changes in trade inventory levels.

Sales of PROVENTIL, including generic and other albuterol products declined 75 percent to $22 million in the third quarter and 43 percent to $111 million for the first nine months, due to changes in trade inventory levels versus the comparable 2001 periods.

Net sales of worldwide anti-infective and anticancer products increased 93 percent in the third quarter of 2002 and 73 percent year-to-date. Growth was led by combined worldwide sales of the INTRON franchise [consisting of INTRON A, PEG-INTRON, a longer-acting form of INTRON A (as monotherapy for treating hepatitis C and in combination with REBETOL Capsules), and REBETRON Combination Therapy, containing REBETOL Capsules and INTRON A Injection]. INTRON franchise sales totaled $703 million for the quarter and $1,919 million year-to-date, benefiting from the October 2001 market introduction of PEG-INTRON in combination with REBETOL for hepatitis C in the United States, as well as the launch of this combination therapy in European markets. Also contributing to the sales growth is the December 2001 launch of INTRON A in combination with REBETOL in Japan.

Sales in the anti-infective and anticancer category also benefited from international sales of REMICADE, marketed for Crohn's disease and rheumatoid arthritis and worldwide sales of TEMODAR, a chemotherapy agent for treating certain types of brain tumors. Sales of REMICADE were up $50 million to $92 million for the third quarter and up $123 million to $228 million year-to-date. Sales of TEMODAR were up $31 million or 70 percent to $76 million for the quarter and up $77 million or 59 percent to $209 million year-to-date. Sales increases for both REMICADE and TEMODAR were due to increased market penetration.

Worldwide net sales of cardiovascular products decreased 38 percent in the quarter and 28 percent year-to-date. Sales of K-DUR, a sustained-release potassium chloride supplement, declined $61 million for the quarter and $130 million or 85 percent year-to-date due to continued generic competition. The decrease in the category was tempered by higher sales of INTEGRILIN, a platelet receptor glycoprotein IIb/IIIa inhibitor for the treatment of patients with acute coronary syndromes, due to patient market share gains. Sales of INTEGRILIN increased $18 million or 31 percent in the quarter and increased $59 million or 36 percent year-to-date.

Dermatological products' worldwide net sales decreased 19 percent in the third quarter and 25 percent year-to-date primarily due to manufacturing issues as described in "Additional Factors Influencing Operations" below and generic competition.

Worldwide sales of animal health products decreased 4 percent in the third quarter and 2 percent for the year-to-date period due to market conditions for swine products in the United States coupled with weakness in certain international markets.

Net sales of foot care products decreased 16 percent for the third quarter and 9 percent year-to-date due to increasing competition, tempered by the launch of LOTRIMIN ULTRA.

OTC product sales decreased 5 percent in the third quarter and 12 percent year-to-date due to manufacturing issues, described in "Additional Factors Influencing Operations" below.

Third quarter sales of sun care products increased 17 percent and sales for the first nine months decreased 8 percent. The year-to-date decline was primarily due to lower sales of BAIN DE SOLEIL products.

Costs and Expenses

Cost of sales as a percentage of sales increased to 26.6 percent in the quarter and 24.3 percent in the first nine months from 20.4 percent for both periods in 2001. The increase was primarily due to a shift in sales towards products on which royalties are paid and higher costs associated with manufacturing issues.

Selling, general and administrative expenses represented 35.9 percent of sales in the third quarter of 2002 compared with 34.9 percent last year. For the nine-month period the ratio decreased to 35.6 percent from 35.9 percent last year. The increase in this ratio in the quarter was primarily due to increased spending to support the continued rollout of new and recently introduced products.

Research and development spending increased 14 percent in the third quarter representing 14.6 percent of sales in 2002 versus 13.1 percent in 2001. For the first nine months of 2002, spending increased 9 percent and represented 13.0 percent of sales versus 12.8 percent in 2001. R&D spending reflects the timing of the Company's funding of both internal research efforts and research collaborations with various partners to discover and develop a steady flow of innovative products.

Income before income taxes decreased 29 percent for the quarter compared with 2001, and represented 23.0 percent of sales versus 32.8 percent last year. For the first nine months, income before income taxes decreased 8 percent and represented 27.6 percent of sales versus 32.0 percent in 2001.

The effective tax rate was 23.0 percent in the third quarter and first nine months of 2002 and 2001.

Diluted earnings per common share decreased 29 percent in the third quarter to $0.29 from $0.41 in 2001 and decreased 7 percent for the first nine months to $1.13 from $1.22 in 2001. Basic earnings per common share declined 29 percent to $0.29 from $0.41 in the third quarter and decreased 8 percent to $1.13 from $1.23 for the first nine months.

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

As noted in the "Legal and Environmental Matters" footnote included in the financial statements to this report, the Company has sued 16 drug manufacturers that are seeking to market certain forms of generic prescription or OTC loratadine prior to the expiration of certain of the Company's U.S. patents, including the compound patent for desloratadine. In each case, the Company has filed suit in federal court seeking a ruling that the applicable Abbreviated New Drug Application (ANDA) or "paper" New Drug Application submission and proposed marketing of a generic prescription or OTC product constitute willful infringement of the Company's patents and that the challenge to the patents is without merit. The compound patent for loratadine expired on June 19, 2002. U.S. market exclusivity for CLARITIN was extended by the Food and Drug Administration (FDA) to December 19, 2002, because the Company conducted pediatric clinical trials at the request of the FDA. A patent covering the compound desloratadine, formulations thereof, and methods of treatment with desloratadine is set to expire on April 21, 2004. U.S. market exclusivity was extended by the FDA to October 21, 2004, because the Company conducted pediatric clinical trials at the request of the FDA. On August 8, 2002, a federal district court in New Jersey ruled on motions for summary judgment, finding that the desloratadine compound claims of that patent, which the company believes protects CLARITIN, were anticipated by a prior patent and thus invalid. The district court's ruling does not affect other claims of that patent covering methods of treatment with desloratadine, and formulations of desloratadine. On September 18, 2002, the district court denied a request for reconsideration. The Company is in the process of appealing the rulings, and anticipates that the appeal will be decided in late 2003 or early 2004. With these rulings, actions against the defendants for infringement of this patent will not proceed unless the Company's appeal is successful. While the outcome of the litigation is uncertain, the Company's earnings projections assume that generic prescription or OTC forms of loratadine will enter the market as early as December 20, 2002. Pursuant to a Court order agreed to by the Company and one generic manufacturer, that manufacturer withdrew its ANDA and the Company's action against it was dismissed. Two generic manufacturers, which had been the only defendants to assert that the loratadine compound patent is invalid and/or unenforceable, have withdrawn their challenges to this patent. Thus, there are no defendants currently challenging the loratadine compound patent.

On March 8, 2002, the Company announced that the FDA has accepted for filing supplemental New Drug Applications (sNDAs) to switch all indications and market all formulations of CLARITIN as OTC products. The applications have been assigned a "standard review" by FDA, with a targeted action date of November 28, 2002. On April 22, 2002, the Nonprescription Drugs Advisory Committee unanimously recommended OTC treatment for three formulations of CLARITIN (CLARITIN tablets, CLARITIN REDITABS and CLARITIN Syrup) in chronic idiopathic urticaria (CIU), or chronic hives of unknown cause. These formulations are currently indicated as prescription products for the treatment of seasonal allergic rhinitis and CIU. The Nonprescription Drugs Advisory Committee is an independent committee established by FDA to provide advice to the Agency on the safety and effectiveness of having drug products in an over-the-counter setting. FDA is not obligated to follow the recommendations of the advisory committee. CLARITIN-D 24 Hour Extended Release Tablets and CLARITIN-D 12 Hour Extended Release Tablets, are indicated solely for the treatment of seasonal allergies and, therefore, were not within the scope of the Committee's discussions. In May 2001, at a joint meeting of the Pulmonary Allergy Drugs Advisory Committee and the Nonprescription Drugs Advisory Committee, the committees recommended that all formulations of loratadine were appropriate for the OTC treatment of allergic rhinitis.

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

As disclosed in other SEC filings and as noted in the "Legal and Environmental Matters" footnote included in the financial statements to this report, three drug manufacturers have submitted ANDAs to the FDA seeking to market generic forms of 200 mg REBETOL (ribavirin) capsules in the United States before the expiration of the Company's patents covering ribavirin formulations. The Company has sued those manufacturers in federal court for infringement, and one of the manufacturers has filed a counterclaim for unfair competition. The Company continues to vigorously pursue its arguments as to why it should prevail before the federal courts. As with any litigation, there can be no assurance that the Company will prevail and, as a result, generic forms of ribavirin could enter the U.S. market in 2003. The REBETOL patents are material to the Company's business. U.S. sales of REBETOL in the first nine months of 2002 were $601 million.

As a result of the expected loss of CLARITIN prescription sales in the United States, the possible introduction of generic ribavirin competition in the United States, an expected increase in manufacturing costs, as well as other factors, management projects 2003 earnings to be in the range of approximately $1.00 to $1.15. See "Cautionary Factors That May Affect Future Results" below for a discussion of factors that may cause actual results to differ from our current projection.

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

Due to the overwhelming response to PEG-INTRON and REBETOL combination therapy since its U.S. launch in October 2001, the Company has implemented an Access Assurance program. Under this program, a temporary wait list for newly enrolling patients has been established in order to assure uninterrupted access for those patients already on PEG-INTRON therapy. Under the program, all patients initiating therapy will have access to a full, uninterrupted course of PEG-INTRON. As of October 2, 2002, all patients were cleared from the temporary wait list because a sufficient quantity of products had been made available to the marketplace. PEG-INTRON was granted EU marketing approval in May 2000 and REBETOL received EU approval in 1999. These products subsequently received marketing approval in several additional international markets. The Company believes that there is an adequate supply of PEG-INTRON to meet current demand for the product in the international markets.

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

Under certain circumstances, the Company may deem it advisable to initiate product recalls. In 2001 and 2002, the Company initiated voluntary recalls of batches of several human products. Also in 2001, the Company recalled certain batches of animal health products. In November 2002, the Company initiated a voluntary recall down to the retail level of all unexpired, non-medically necessary, human and veterinary drug products manufactured at the Company's sterile facility in Manati prior to the consent decree. The cost of the recalls did not have a significant impact on the financial results of the Company.

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

Liquidity and financial resources - nine months ended September 30, 2002

A combination of cash from operations and borrowings represent the primary sources of funds to finance working capital, capital expenditures and shareholder dividends. Management believes that these sources of funds will continue to be sufficient to finance future operations.

Cash provided by operating activities totaled $1,484 million in the first nine months of 2002, versus $1,753 million for the same period in 2001. This decrease was due to the payment of the first $250 million installment under the terms of the consent decree as described in "Additional Factors Influencing Operations" above and a decrease in net earnings for 2002. The Company has experienced a trend of increasing accounts receivable. This trend is due to the growth of our International business where payment terms are generally longer than in the U.S. The Company does not believe that this trend will adversely affect its results of operations or liquidity. Cash was used to fund capital expenditures of $523 million in the first nine months of 2002. It is expected that capital expenditures will exceed $775 million in 2002. Dividend payments of $736 million were made in the first nine months of 2002. In April 2002, the Board of Directors increased the quarterly dividend 6 percent, to $.17 per common share.

As disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 the Company employs a number of strategies to balance the cash requirements of its subsidiaries. One of these strategies utilizes two long-term interest rate swap contracts, one between a foreign-based subsidiary and a bank and the other between the Company and the same bank. The two contracts have equal and offsetting terms and are covered by a master netting arrangement.

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

On October 8, 2002, Moody's Investors Service (Moody's) placed the Company's "Aa2" long-term debt rating under review for possible downgrade. At the same time, Moody's confirmed the Company's "Prime-1" short-term rating. Subsequent to the Company's press release on October 3, 2002 in which, among other things, the Company updated its earnings guidance for 2002 and provided earnings projections for 2003 through 2005, Standard & Poor's issued a statement maintaining the Company's long-term rating of "AA-" and short-term rating of "A-1+" while maintaining its negative outlook.

In February 2000, the Board of Directors authorized the repurchase of $1.5 billion of the Company's common shares. This program was approximately 36 percent complete when the Company suspended its repurchase activity in the first quarter of 2001.

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

Item 4. Controls and Procedures

Management, including the chief executive officer and the chief financial officer, has evaluated the Company's disclosure controls and procedures within a period of 90 days prior to the filing date of this Form 10-Q and has concluded that the Company's disclosure controls and procedures are effective in ensuring that material information relating to the Company and its consolidated subsidiaries is made known to them. They also concluded that there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings

Legal proceedings involving the Company are described in the 2001 Report on Form 10-K and the Reports on Form 10-Q for the first and second quarter 2002 (all three reports together are referred to as the "Reports" in this Legal Proceedings Item). Unless specifically indicated below, matters described in the Reports are still pending. The following description should be read together with the Reports and covers material developments to previously reported proceedings and new material legal proceedings involving the Company that arose since the August 13, 2002 filing date of the second quarter 2002 10-Q.

As previously disclosed in the Reports, there are ongoing legal proceedings relating to compounds that the Company believes protects CLARITIN. A patent covering the compound desloratadine, formulations thereof, and methods of treatment with desloratadine is set to expire on April 21, 2004. U.S. market exclusivity was extended by the FDA to October 21, 2004, because the Company conducted pediatric clinical trials at the request of the FDA. On August 8, 2002, a federal district court in New Jersey ruled on motions for summary judgment, finding that the desloratadine compound claims of that patent, which the Company believes protects CLARITIN, were anticipated by a prior patent and thus invalid. The district court's ruling does not affect other claims of that patent covering methods of treatment with desloratadine, and formulations of desloratadine. On September 18, 2002, the district court denied a request for reconsideration. The Company is in the process of appealing the rulings, and anticipates that the appeal will be decided in late 2003 or early 2004. With these rulings, actions against the defendants for infringement of this patent will not proceed unless the Company's appeal is successful. While the outcome of the litigation is uncertain, the Company's earnings projections assume that generic prescription or OTC forms of loratadine will enter the market as early as December 20, 2002.

The Company previously disclosed an AWP case filed in July 2002 in California State Court against the Company and Warrick. There are now four private plaintiffs and a non-profit organization which have filed five separate lawsuits. These complaints, which are alleged to be suitable for class action status, and/or as representative actions, allege that the Company conspired with other drug companies to defraud consumers by reporting fraudulently high AWPs for prescription drugs covered by Medicare. The complaints seek injunctive relief, disgorgement of profits, and unspecified damages, including punitive damages.

Regarding the previously disclosed New Jersey State Court shareholder derivative actions, the Board is currently reviewing a report issued by the Evaluation Committee in October 2002.

As previously disclosed, the Company has been informed that the United States Attorney's Office in New Jersey along with the FDA's Office of Criminal Investigation is conducting an investigation which may focus on one or more of the Company's products manufactured in Puerto Rico. The Company believes that its actions were lawful and proper and is cooperating with the Government in the investigation.

As previously disclosed, the Company was a party to two arbitrations commenced by Biogen, Inc. (Biogen). In October, 2002, the Company settled these two arbitrations. As part of the settlement, the Company will make a one-time payment to Biogen in the fourth quarter, 2002 in the range of $45 to $50 million. The Company had previously recorded a provision for this settlement payment. In addition, the Company will commence paying Biogen royalties on U.S. sales of Schering-Plough's alpha interferon products, based on a 1998 agreement between the companies.

In September 2002, a consolidated complaint was filed in this court as a result of the coordination by the Multi-District Litigation Panel of all federal court AWP cases from throughout the country. The consolidated complaint alleges that the Company and Warrick conspired with providers to defraud consumers by reporting fraudulently high AWPs for prescription medications reimbursed by Medicare or third party payers. The complaint seeks a declaratory judgment and unspecified damages, including treble damages.

Regarding the previously disclosed litigation involving REBETOL, the Company noted that it continues to pursue its arguments as to why it should prevail before the federal courts. As with any litigation, there can be no assurance that the Company will prevail, and, as a result, generic forms of ribavirin could enter the U.S. market in 2003.

Regarding the previously disclosed purported nationwide or state class action lawsuits in which plaintiffs are seeking refunds of the purchase price of certain of the Company's products, in October 2002 the court approved the settlement of a California state court class action case involving inhalers.

The Company has become aware of an investigation by the United States Department of Justice, Antitrust Division, into whether the Company's Consumer Products Division entered into an agreement with another company to lower the commission rate of one of its consumer products' brokers. The Company is fully cooperating with the investigation. The Company has been informed that the investigation is at an early stage and thus it is not possible to predict its outcome.

The Company is providing information to the Securities and Exchange Commission in connection with the Commission's inquiry relating to the Company's meetings with investors and other communications. The Company believes that it has complied with all applicable securities laws in this matter.

In October 2002 the Company was served with a purported Federal class action lawsuit alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as SEC Regulation FD relating to the alleged disclosures made during meetings with investors referred to in the preceding paragraph. The Company is also aware of press releases indicating that other such suits have been filed against it. The Company believes that it has defenses to these claims and intends to defend the actions vigorously. As with any litigation, there can be no assurances that the Company will prevail.

As previously disclosed in the Reports, the United States Attorney for the District of Massachusetts has been investigating certain sales and marketing practices of the Company. In early November 2002, the Company was served with two additional grand jury subpoenas by the United States Attorney for the District of Massachusetts which, among other information, the subpoenas seek a broad range of information concerning the Company's sales, marketing and clinical trial practices and programs with respect to INTRON A, REBETRON and TEMODAR, the Company's sales and marketing contacts with managed care organizations and doctors and the Company's offering or provision of grants, honorariums or other items or services of value to managed care organizations, physician groups, doctors and educational institutions. It is not possible to predict the outcome of the investigation, which could include the commencement of civil or criminal proceedings involving the imposition of fines, penalties and injunctive or administrative remedies, including exclusion from government reimbursement programs. Nor can the Company predict whether the investigation will affect its marketing, sales or clinical trial practices. The Company is cooperating with the investigation.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits - The following Exhibits are filed with this document

Exhibit Number	Description
15	Awareness letter

(b)	Reports on Form 8-K:

A report on Form 8-K was filed on August 13, 2002 reporting items 7 (c) and 9 of Form 8-K.

SIGNATURE(S)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Schering-Plough Corporation
(Registrant)

Date November 12, 2002	/s/Thomas H. Kelly
Thomas H. Kelly Vice President and Controller (Duly Authorized Officer and Chief Accounting Officer)

CERTIFICATION

I, Jack L. Wyszomierski, Executive Vice President and Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Schering-Plough Corporation (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Jack L. Wyszomierski

Jack L. Wyszomierski

Executive Vice President and Chief Financial Officer

CERTIFICATION

I, Richard Jay Kogan, Chairman, Chief Executive Officer and President, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Schering-Plough Corporation (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Richard Jay Kogan

Richard Jay Kogan

Chairman, Chief Executive Officer and President

CERTIFICATION

I, Jack L. Wyszomierski, Executive Vice President and Chief Financial Officer of Schering-Plough Corporation, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the

"Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C.

78m); and

(2) information contained in the Periodic Report fairly presents, in all material respects,

the financial condition and results of operations of Schering-Plough Corporation.

This certificate is being furnished solely for purposes of Section 906 and is not being filed as part of the Periodic Report.

Dated: November 12, 2002
/s/Jack L. Wyszomierski
Jack L. Wyszomierski
Executive Vice President and
Chief Financial Officer

CERTIFICATION

I, Richard Jay Kogan, Chairman of the Board, Chief Executive Officer and President of Schering-Plough Corporation, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the quarterly period ended September 30,

2002 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15

U.S.C. 78m); and

(2) information contained in the Periodic Report fairly presents, in all material respects,

the financial condition and results of operations of Schering-Plough Corporation.

This certificate is being furnished solely for purposes of Section 906 and is not being filed as part of the Periodic Report.

Dated: November 12, 2002
/s/Richard Jay Kogan
Richard Jay Kogan
Chairman of the Board,
Chief Executive Officer
and President