Form 10-K
period 2002-12-31
SCHERING PLOUGH CORP
filed 2003-03-10
CIK 310158

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002	Commission File No. 1-6571

SCHERING-PLOUGH CORPORATION

(Exact name of registrant as specified in charter)
New Jersey (State of incorporation)	I.R.S. Employer Identification No. 22-1918501
2000 Galloping Hill Road
Kenilworth, N.J. 07033 (Address of principal executive offices)	(908) 298-4000 (Registrant's telephone number)

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Shares, $.50 par value	New York Stock Exchange

Preferred Share Purchase Rights*	New York Stock Exchange

*At the time of filing, the Rights were not traded separately from the Common Shares.

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days. YES X NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES X NO ___

Aggregate market value of common shares held by non-affiliates computed by reference to the price at which the common shares were last sold as of June 28, 2002 (the last business day of the registrant's most recently completed second fiscal quarter): $36,048,130,831

Common shares outstanding as of February 28, 2003: 1,468,540,583
Part of Form 10-K
Documents incorporated by reference	incorporated into

Schering-Plough Corporation 2002	Parts I, II and IV
Annual Report to Shareholders

Schering-Plough Corporation Proxy	Part III
Statement for the Annual Meeting of
Shareholders on April 22, 2003

Part I
Item 1.	Business

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

Subsidiaries of Schering-Plough are engaged in the discovery, development, manufacturing and marketing of pharmaceutical products worldwide. Discovery and development efforts target the field of human health. Occasionally, applications in the field of animal health can result from these efforts. The Company views animal health applications as a means to maximize the return on investments in discovery and development. The Company operates primarily in the prescription pharmaceutical marketplace. However, where appropriate, the Company has sought and may in the future seek regulatory approval to switch prescription products to over-the-counter (OTC) status as a means of extending a product's life cycle. In this way, the OTC marketplace is yet another means of maximizing the return on investments in discovery and development.

Prescription product sales include the allergy products CLARITIN (loratadine), CLARITIN D and CLARITIN SYRUP. CLARITIN prescription sales in the United States, in all formulations, accounted for 14 percent of the Company's consolidated worldwide sales in 2002 and 28 percent in 2001, and a larger percentage of the Company's consolidated earnings. On March 8, 2002, the Company announced that the U.S. Food and Drug Administration (FDA) accepted the Company's application to switch all indications of CLARITIN to OTC products. On November 27, 2002, the Company announced that the FDA had approved all five formulations of CLARITIN at the original prescription strengths as OTC medicines for the treatment of allergies. The Company began shipping OTC CLARITIN in December 2002 in the United States.

The Company continues to market CLARINEX (desloratadine) 5 mg tablets for the treatment of allergic rhinitis, which combines the indication of seasonal allergic rhinitis with the indication of perennial allergic rhinitis, as well as the treatment of chronic idiopathic urticaria, or hives of unknown cause. The ability of the Company to capture and maintain market share for CLARINEX and OTC CLARITIN in the U.S. market will depend on a number of factors, including: additional entrants in the market for allergy treatments; clinical differentiation of CLARINEX from other allergy treatments and the perception of the extent of such differentiation in the marketplace; the pricing differentials among OTC CLARITIN, CLARINEX, other allergy treatments and generic OTC loratadine; the erosion rate of OTC CLARITIN and CLARINEX sales upon the entry of additional generic OTC loratadine products; and whether or not one or both of the other branded second-generation antihistamines are switched from prescription to OTC status.

The switch of CLARITIN to OTC status has resulted in a rapid, sharp and material decline in CLARITIN sales in the United States. U.S. sales of CLARITIN prescription products were $1.4 billion and $2.7 billion in 2002 and 2001, respectively, or 14 percent and 28 percent, respectively, of the Company's consolidated worldwide sales for those years. 2002 worldwide sales of CLARINEX, launched in the United States in January 2002, were $598 million. Sales of CLARINEX in the United States and abroad could also be materially adversely affected by the presence of generic OTC loratadine or OTC CLARITIN in the market given the anticipated contraction of the prescription antihistamine market. In light of the factors described above, management believes that the Company's December 2002 introduction of OTC CLARITIN, as well as the introduction of a competing OTC loratadine product in December 2002 and additional entrants of generic OTC loratadine products in the market, will likely have a rapid, sharp and material adverse effect on the Company's results of operations for an indeterminate period of time.

In May 2000, the Company and Merck & Co., Inc. (Merck) entered into agreements to jointly develop and market in the United States new prescription medicines in the cholesterol-management and respiratory therapeutic areas. The agreements cover the development and marketing of:

  Co-administration of ZETIA (ezetimibe), the Company's novel cholesterol absorption inhibitor, with statins;

  ZETIA as a once-daily monotherapy;

  Ezetimibe, as a once-daily fixed-combination tablet with simvastatin (Zocor), Merck's cholesterol-modifying medicine; and

  A once-daily, fixed-combination tablet containing CLARITIN and Singulair for the treatment of allergic rhinitis and asthma. Singulair is Merck's once-daily leukotriene receptor antagonist for the treatment of asthma.

In December 2001, the cholesterol-management agreements were expanded to include all countries of the world except Japan.

In January 2002, Schering-Plough/Merck Pharmaceuticals reported on results of Phase III clinical trials of a fixed-combination tablet containing CLARITIN and Singulair, which did not demonstrate sufficient added benefits in the treatment of seasonal allergic rhinitis.

In October 2002, ezetimibe was approved for sale in Germany, where it is marketed as EZETROL. Also, in October 2002, the FDA approved ZETIA for use either by itself or together with statins in patients with high cholesterol to reduce LDL-C or "bad" cholesterol and total cholesterol.

The agreements between the companies generally provide for equal sharing of development costs and for co-promotion of approved products by each company in the United States and in most other countries of the world, except Japan. In Japan, no agreement exists. In general, co-promotion provides that each company will provide equal physician detailing efforts and bear the cost of its own sales force in marketing the products. The companies will share certain other costs (e.g., a portion of the costs for manufacturing, promotion, administration, etc.) and also share profits. The agreements do not provide for any jointly owned facilities and, as such, products resulting from the collaboration will be manufactured in facilities owned by either Merck or the Company.

Additional prescription products sold by the Company include: CELESTAMINE, NASONEX, POLARAMINE and PROVENTIL, allergy/respiratory; CAELYX, CEDAX, EULEXIN, GARAMYCIN, INTRON A, PEG-INTRON, REBETOL (ribavirin), REMICADE and TEMODAR, anti-infective and anticancer; DIPROLENE, DIPROSONE, ELOCON, LOTRISONE, QUADRIDERM and VALISONE, dermatologicals; INTEGRILIN, K-DUR and NITRO-DUR, cardiovasculars; and CELESTONE, DIPROSPAN and SUBUTEX, other pharmaceuticals.

PEG-INTRON and REBETOL combination therapy for hepatitis C contributed substantially to sales in 2002. During the fourth quarter of 2002, a competing pegylated interferon-based combination product, including a brand of ribavirin, received regulatory approval in most major markets, including the United States. Management believes that the ability of PEG-INTRON and REBETOL combination therapy to maintain market share will be adversely affected by the introduction of a competing product.

Animal health products include: CEPRAVIN and NUFLOR, antimicrobials; BANAMINE, a non-steroidal anti-inflammatory; RALGRO, a growth promotant implant; OTOMAX, an otic product; a broad range of vaccines for many species; parasiticides, sutures, bandages and nutritional products.

Foot care, OTC and sun care products include: CLEAR AWAY wart remover; DR. SCHOLL'S foot care products; LOTRIMIN and TINACTIN antifungals; A & D ointment; AFRIN nasal decongestant; CHLOR-TRIMETON antihistamine; CLARITIN allergy; CORICIDIN and DRIXORAL cold and decongestant products; CORRECTOL laxative; BAIN DE SOLEIL, COPPERTONE and SOLARCAINE sun care products.

Net Sales by Major Product and Therapeutic Category
(Dollars in millions)

	For the years ended December 31,
	2002	2001	Percent Change

ALLERGY & RESPIRATORY	$3,304	$4,217	(22)%
CLARINEX*	598	*	N/M
CLARITIN Rx	1,802	3,159	(43)
NASONEX	523	524	-
PROVENTIL	128	230	(44)
OTHER ALLERGY & RESPIRATORY	253	304	(17)

ANTI-INFECTIVE & ANTICANCER	3,733	2,273	64
INTRON FRANCHISE**	2,736	1,447	89
REMICADE	337	166	N/M
TEMODAR	278	180	54
OTHER ANTI-INFECTIVE & ANTICANCER	382	480	(20)

CARDIOVASCULARS	433	623	(30)
INTEGRILIN	304	231	32
K-DUR	16	216	(92)
NITRO-DUR	85	113	(25)
OTHER CARDIOVASCULARS	28	63	(56)

DERMATOLOGICALS	511	593	(14)

OTHER PHARMACEUTICALS	764	656	16

WORLDWIDE PHARMACEUTICALS	8,745	8,362	5

ANIMAL HEALTH	677	694	(2)

FOOT CARE	290	310	(6)

OTC	275	188	46
OTC CLARITIN	105	-	N/M
OTHER OTC	170	188	(10)

SUN CARE	193	208	(7)

CONSOLIDATED NET SALES	$ 10,180	$ 9,762	4%

Certain sales amounts in 2001 have been reclassified from selling, general and administrative expenses to net sales to comply with EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products."

N/M - Not meaningful

* In 2001, sales of CLARINEX, launched in international markets only, are included in CLARITIN Rx sales.

**The INTRON franchise consists of INTRON A, PEG-INTRON and REBETOL.

The "Segment Information" as set forth on pages 38 and 39 in the Notes to Consolidated Financial Statements in the Company's 2002 Annual Report to Shareholders is incorporated herein by reference.

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

The Company's subsidiaries own (or have licensed rights under) a number of patents and patent applications, both in the United States and abroad. Patents and patent applications relating to the Company's significant products, including, without limitation, CLARINEX, the CLARITIN family of products, INTRON A, PEG-INTRON, REBETOL, NASONEX and ZETIA, are of material importance to the Company. The compound patent for loratadine expired on June 19, 2002, and U.S. market exclusivity for CLARITIN expired on December 19, 2002. A patent covering the compound desloratadine, formulations thereof, and methods of treatment with desloratadine as it relates to CLARITIN is set to expire on April 21, 2004. Six months' U.S. market exclusivity would attach to the end of the desloratadine patent as it relates to CLARITIN and would expire October 21, 2004. This six-month period of exclusivity was granted because the Company conducted pediatric clinical trials at the request of the FDA. These patents are subject to litigation as described in Item 3, Legal Proceedings, of this Form 10-K.

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

During 2002, 2001 and 2000, 21 percent, 16 percent and 13 percent, respectively, of consolidated net sales were made to McKesson Corporation, a major pharmaceutical and health care products distributor. Also, during 2002, 2001 and 2000, 11 percent, 12 percent and 13 percent, respectively, of consolidated net sales were made to AmerisourceBergen Corporation, a major pharmaceutical and health care products distributor. Substantially all of these sales were in the United States.

Foreign Operations

Foreign activities are carried out primarily through wholly-owned subsidiaries wherever market potential is adequate and circumstances permit. In addition, the Company is represented in some markets through licensees or other distribution arrangements. There are approximately 17,000 employees outside the United States.

Foreign operations are subject to certain risks, which are inherent in conducting business overseas. These risks include possible nationalization, expropriation, importation limitations, pricing restrictions, and other restrictive governmental actions or economic destabilization. Also, fluctuations in foreign currency exchange rates can impact the Company's consolidated financial results. For additional information on foreign operations, see "Management's Discussion and Analysis of Operations and Financial Condition" and "Segment Information" beginning on pages 13 and 38, respectively, in the Company's 2002 Annual Report to Shareholders, which are incorporated herein by reference.

Research and Development

The Company's research activities are primarily aimed at discovering and developing new and enhanced prescription products of medical and commercial significance. Company sponsored research and development expenditures were $1,425 million, $1,312 million and $1,333 million in 2002, 2001 and 2000, respectively. Research expenditures represented approximately 14 percent of consolidated net sales in 2002, approximately 13 percent of consolidated net sales in 2001 and approximately 14 percent of consolidated net sales in 2000.

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

In December 2001, the Company announced that it was in negotiations with the FDA to enter a consent decree to resolve issues involving the Company's compliance with current GMPs at certain manufacturing facilities in New Jersey and Puerto Rico. On May 17, 2002, the Company announced that it had reached an agreement with the FDA for a consent decree to resolve these issues. The U.S. District Court for the District of New Jersey has approved the consent decree.

Under terms of the consent decree, the Company will pay a total of $500 million to the U.S. government in two equal installments of $250 million; the first installment was paid in May 2002, and the second installment will be paid in the second quarter of 2003. As previously reported, the Company accrued a $500 million provision for this consent decree in the fourth quarter of 2001.

In the event certain actions agreed upon in the consent decree are not satisfactorily completed on time, the FDA may assess payments for each deadline missed. These payments may not exceed $25 million for 2002, and $50 million for each of the years 2003, 2004 and 2005. These payments are subject to an overall cap of $175 million through 2005. The Company is scheduled to complete its revalidation plans by December 31, 2005. In general, in addition to the payments described above, if a product scheduled for revalidation and certification under the consent decree is not certified within six months of its scheduled date, the Company must cease production of that product until certification is obtained. If a product scheduled for revalidation and certification has not been certified as having been validated by the last date on the validation schedule (currently December 31, 2005, for finished drugs and September 30, 2005, for bulk active pharmaceutical ingredients), the FDA may assess a payment of 24.6 percent of the net domestic sales of the uncertified product until the validation is certified. The Company would expense any such payments if and when incurred.

In connection with the agreement, the Company has decided to discontinue manufacturing and marketing certain older products. The consent decree also includes a recall, initiated in early May 2002 and directed to U.S. trade accounts, of all lots of theophylline USP tablets and PROVENTIL (albuterol sulfate, USP) REPETABS. PROVENTIL inhalers are not affected by the recall. The Company had discontinued marketing its U.S. theophylline products in June 2001, and PROVENTIL REPETABS have not been available since July 2001. In total, these products represented annual sales of approximately $44 million. Further, the Company recalled certain sterile human and animal drug products manufactured at its Manati, Puerto Rico facility. The financial impact of the recalls was immaterial.

Failure to comply with governmental regulations can result in delays in the release of products, delays in the approvals of new products, seizure or recall of products, suspension or revocation of the authority necessary for the production and sale of products, fines and other civil or criminal sanctions.

The FDA also regulates the conversion of pharmaceuticals from prescription to OTC status.

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

Environment

To date, compliance with federal, state and local environmental protection laws has not had a materially adverse effect on the Company. The Company has made and will continue to make necessary expenditures for environmental protection. Worldwide capital expenditures during 2002 included approximately $9 million for environmental control purposes. It is anticipated that continued compliance with such environmental regulations will not significantly affect the Company's financial statements or its competitive position. For additional information on environmental matters, see "Legal, Environmental and Regulatory Matters" beginning on page 39 in the Notes to Consolidated Financial Statements in the Company's 2002 Annual Report to Shareholders, which is incorporated herein by reference.

Employees

There were approximately 30,500 people employed by the Company at December 31, 2002.

Available information

The Company makes its annual report on Form 10-K, its quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed with the SEC available free of charge, on its Web site, as soon as reasonably practicable after such materials are electronically filed with the SEC. The Company's address on the World Wide Web is schering-plough.com. Since the Company began this practice in the third quarter 2002, each such report has been available on the Company's Web site within 24 hours of filing.

Cautionary Factors that May Affect Future Results

(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

This report and other written reports and oral statements made from time to time by the Company may contain so-called "forward-looking statements," all of which are subject to risks and uncertainties. One can often identify these forward-looking statements by their use of words such as "expects," "plans," "will," "estimates," "forecasts," "projects," "believes," "anticipates" and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address the Company's growth strategy, financial results, regulatory issues, status of product approvals, development programs, litigation and investigations. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from the Company's forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed, and actual future results may vary materially. The Company does not assume the obligation to update any forward-looking statement. Although it is not possible to predict or identify all such factors, they may include the following:

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
  Major products such as CLARITIN, CLARINEX, INTRON A, PEG-INTRON, Rebetol Capsules and NASONEX accounted for a material portion of the Company's 2002 revenues. If any major product were to become subject to a problem such as loss of patent protection, OTC availability (as indicated above for CLARITIN and its current and potential OTC competition), previously unknown side effects, if a new, more effective treatment should be introduced; or if the product is discontinued for any reason, the impact on revenues could be significant.
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

On May 17, 2002, the Company announced that it reached an agreement with the FDA to enter into a consent decree to resolve issues involving the Company's compliance with current GMPs at certain manufacturing facilities in New Jersey and Puerto Rico. Refer to the "Government Regulation" section within Item 1 of this Form 10-K for additional information regarding the consent decree.

The major portion of properties are owned by the Company. These properties are generally well maintained, adequately insured and in generally good operating condition. The Company's manufacturing facilities have capacities considered appropriate to meet the Company's needs.
Item 3.	Legal Proceedings

Background

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

The Company is also involved in various other claims and legal proceedings of a nature considered normal to its business, including product liability cases. The Company adjusts its accrued liabilities to reflect the current best estimate of its probable loss exposure. Where no best estimate is determinable, the Company accrues the minimum amount within the most probable range of its liability.

The recorded liabilities for the above matters at December 31, 2002, and the related expenses incurred during the year ended December 31, 2002, were not material. Expected insurance recoveries have not been considered in determining the costs for environmental-related liabilities. Management believes that, except for the matters discussed in the remainder of this section, it is remote that any material liability in excess of the amounts accrued will be incurred. With respect to the matters discussed in the remainder of this section, except where noted, it is not practicable to estimate a range of reasonably possible loss; where it has, a reserve has been included in the financial statements. Resolution of any or all of the matters discussed in the remainder of this section, individually or in the aggregate, could have a material adverse effect on the Company's results of operations or financial condition. Management reviews the status of these matters on an ongoing basis and from time to time may settle or otherwise resolve them on such terms and conditions as management believes are in the best interests of the Company. The Company is aware that settlements of matters of the types set forth in the remainder of this section, and in particular under "Investigations," frequently involve fines and/or penalties that are material to the financial condition and the results of operations of the entity entering into the settlement. There are no assurances that the Company will prevail in any of these matters, that settlements can be reached on acceptable terms or in amounts that do not exceed the amounts reserved, and outcomes cannot be predicted.

Environmental

Residents in the vicinity of a publicly owned waste-water treatment plant in Barceloneta, Puerto Rico, have filed two lawsuits against the plant owner and operator, and numerous companies that discharge into the plant, including a subsidiary of the Company, for damages and injunctive relief relating to odors allegedly coming from the plant and connecting sewers. One of these lawsuits is a class action claiming damages of $600 million. Discovery is ongoing in both lawsuits.

Patent Matters

In February 1998, Geneva Pharmaceuticals, Inc. (Geneva) submitted an Abbreviated New Drug Application (ANDA) to the U.S. FDA seeking to market generic CLARITIN tablets before the expiration in 2004 of the Company's desloratadine compound patent, which the Company believes protects CLARITIN. Geneva alleged that the desloratadine compound patent is invalid. This patent is material to the Company's business. In March 1998, the Company filed suit in federal court seeking a ruling that Geneva's ANDA submission constitutes infringement of the Company's desloratadine compound patent and that its challenge to this patent is without merit. In addition to Geneva, from 1998 through 2002, the following companies made similar ANDA submissions for generic CLARITIN tablets: Zenith Goldline Pharmaceuticals, Mylan Pharmaceuticals Inc., Teva Pharmaceuticals USA, Inc. (Teva), Ranbaxy Pharmaceuticals, Inc., Genpharm Incorporated, and L. Perrigo Company (Perrigo). The following companies made similar ANDA submissions for generic CLARITIN syrup: Teva, Copley Pharmaceuticals, Inc., Novex Pharma, Alpharma USPD Inc., Taro Pharmaceuticals USA, Inc., Morton Grove Pharmaceuticals, Inc., and Perrigo. Andrx Pharmaceuticals, L.L.C. (Andrx) and Impax Laboratories Inc. (Impax) made similar ANDA submissions for generic CLARITIN-D 12 Hour and CLARITIN-D 24 Hour formulations. ESI Lederle, Inc. (Lederle), a subsidiary of Wyeth, made a similar ANDA submission for a generic CLARITIN REDITAB formulation. The following companies submitted "paper" New Drug Applications ("paper" NDAs) under Section 505 (b)(2) of the Federal Food, Drug and Cosmetic Act seeking to market a generic OTC form of CLARITIN prior to the expiration of the Company's desloratadine compound patent: Whitehall-Robins Healthcare, a division of Wyeth (for an OTC REDITAB formulation), McNeil Consumer Healthcare (McNeil) (for OTC tablets), and Perrigo (for OTC tablets). In each case, the Company filed suit in federal court seeking a ruling that the applicable ANDA or "paper" NDA submission and proposed marketing of a generic prescription or OTC product constitutes infringement of the Company's desloratadine compound patent, and that the challenge to the patent is without merit. On August 8, 2002, a federal district court in New Jersey ruled on motions for summary judgment, finding that certain claims of the desloratadine compound patent were anticipated by a prior patent and, thus, were not valid. On September 18, 2002, the district court denied a request for reconsideration. The Company has appealed the rulings. The appeal is scheduled to be argued on April 8, 2003. The Company anticipates that the appeal will be decided in the second half of 2003 or early 2004. With these rulings, actions against the defendants for infringement of the desloratadine compound patent will not proceed unless the Company's appeal is successful. The Company has also asserted that Impax's and Andrx's ANDAs for their generic CLARITIN-D 24 Hour formulations infringe the Company's patent covering its CLARITIN-D 24 Hour formulation. This issue has not yet been resolved by the district court.

In August 2001, Geneva Pharmaceuticals Technology Corp. (Geneva Pharmaceuticals) and Three Rivers Pharmaceuticals, L.L.C. (Three Rivers), and in January 2002, Teva, submitted separate ANDAs with the FDA seeking to market generic forms of 200 mg REBETOL (ribavirin) Capsules in the United States before the expiration of the Company's patents covering ribavirin formulations. Geneva Pharmaceuticals, Three Rivers and Teva have asserted that they do not infringe the Company's REBETOL patents and/or the patents are invalid. The REBETOL patents are material to the Company's business. In September 2001, October 2001 and March 2002, the Company filed suits in federal court seeking rulings that the ANDA submissions by Geneva Pharmaceuticals, Three Rivers and Teva, respectively, constitute infringement of the Company's patents and that the challenges to the Company's patents are without merit. In February 2003, the Company entered into a licensing agreement with Three Rivers that will settle all patent litigation between the Company and Three Rivers. Under the terms of the agreement, the Company will grant Three Rivers a non-exclusive, non-sublicensable license to the Company's U.S. ribavirin patents. Three Rivers will pay the Company a royalty on its ribavirin sales. The agreement does not affect Three Rivers' reported patent litigation with Ribapharm, Inc. The agreement is subject to the dismissal of the relevant lawsuits in court. The patent litigation with Geneva and Teva has been temporarily stayed while the parties seek to reach a settlement.

In January 2000, a jury found that the Company's PRIME PAC PRRS (Porcine Respiratory and Reproductive Syndrome) vaccine infringed a patent owned by Boehringer Ingelheim Vetmedica, Inc. An injunction was issued in August 2000 barring further sales of the Company's vaccine. The Company's post-trial motions for either a reversal of the jury's verdict or a new trial were denied in September 2001. The Company appealed, and the verdict was affirmed by the appellate court in February 2003. Discovery in the damages phase of the case is ongoing.

Investigations

In October 1999, the Company received a subpoena from the U.S. Attorney's Office for the Eastern District of Pennsylvania, pursuant to the Health Insurance Portability and Accountability Act of 1996, concerning the Company's contracts with pharmacy benefit managers (PBMs) and managed care organizations to provide disease management services in connection with the marketing of its pharmaceutical products. It appears that the subpoena was one of a number addressed to industry participants as part of an inquiry into, among other things, pharmaceutical marketing practices. The government's inquiry has focused on, among other things, whether the Company's disease management and other marketing programs and arrangements comply with federal health care laws and whether the value of its disease management programs and other marketing programs and arrangements should have been included in the calculation of rebates to the government. The Company has been cooperating with the investigation. In March 2002, the U.S. Attorney's Office began issuing grand jury subpoenas. The grand jury investigation appears to be focused on one or more transactions with managed care organizations where the government believes the Company offered or provided deeply discounted pharmaceutical products (known as "nominally priced" products, which are generally excluded from Medicaid rebate calculations), free or discounted disease management services, and other marketing programs and arrangements that delivered value, in order to place or retain one or more of the Company's major pharmaceutical products on the managed care organization's formulary. The grand jury appears to be investigating, among other things, (i) whether the transactions described above and conduct relating thereto violated federal anti-kickback statutes; and (ii) whether the value of the items and services described above should have been included in the Company's calculation of Medicaid rebates. The outcome of the investigations could include the commencement of civil and/or criminal proceedings involving substantial fines, penalties and injunctive or administrative remedies, including exclusion from government reimbursement programs, and the Company cannot predict whether the investigations will affect its marketing practices or sales. In February 2003, the Company increased its litigation reserves related to this investigation and the investigations described below by the U.S. Attorney's Office for the District of Massachusetts, by $150 million. The increased litigation reserves reflect an adjustment to the Company's estimate of its minimum liability relating to those investigations, in compliance with generally accepted accounting principles (GAAP). Under GAAP, companies are required to estimate and recognize a minimum liability when a loss is probable but no better estimate of the loss can be made. Also, under GAAP, the Company is required to recognize this liability in 2002. The Company notes that its total reserves reflect an estimate and that any final settlement or adjudication of any of these matters could possibly be less than or could materially exceed the aggregate liability accrued by the Company and could have a materially adverse effect on the operations or financial condition of the Company. This adjustment is consistent with the Company's policy of reviewing regularly the status of pending actions and investigations and making adjustments as appropriate.

The Company is responding to investigations by the Department of Health and Human Services, the Department of Justice and certain states into certain industry and Company practices regarding average wholesale price (AWP). These investigations include a Department of Justice review of the merits of a federal action filed by a private entity on behalf of the United States in the U.S. District Court for the Southern District of Florida, as well as an investigation by the U.S. Attorney's Office for the District of Massachusetts, regarding, inter alia, whether the AWP set by pharmaceutical companies for certain drugs improperly exceeds the average prices paid by dispensers and, as a consequence, results in unlawful inflation of certain government drug reimbursements that are based on AWP. In March 2001, the Company received a subpoena from the Massachusetts Attorney General's office seeking documents concerning the use of AWP and other pricing and/or marketing practices. The Company is cooperating with these investigations. The outcome of these investigations could include the imposition of substantial fines, penalties and injunctive or administrative remedies.

The U.S. Attorney's Office for the District of Massachusetts is also investigating whether the Company's sales of a product that was repackaged for sale by a managed care organization should have been included in the Company's Medicaid best price calculations. In early November 2002, the Company was served with two additional grand jury subpoenas by the U.S. Attorney for the District of Massachusetts. Among other information, the subpoenas seek a broad range of information concerning the Company's sales, marketing and clinical trial practices and programs with respect to INTRON A, REBETRON and TEMODAR; the Company's sales and marketing contacts with managed care organizations and doctors; and the Company's offering or provision of grants, honorariums or other items or services of value to managed care organizations, physician groups, doctors and educational institutions. The Company understands that this investigation is focused on whether certain sales, marketing and clinical trial practices and conduct related thereto, which in certain instances relate to the use of one or more of the above-mentioned products for indications for which FDA approval had not been obtained - so-called "off-label" uses - were in violation of federal laws and regulations with respect to off-label promotional activities. The investigation also appears to focus on whether drug samples, clinical trial grants and other items or services of value were given to providers to incentivize them to prescribe one or more of the above-mentioned products, including for "off-label" uses, in violation of the federal health care anti-kickback laws. The Company has implemented certain changes to its sales, marketing and clinical trial practices and is continuing to review those practices to ensure compliance with relevant laws and regulations. The Company is cooperating with these investigations. Future sales of INTRON A, REBETRON and TEMODAR may be adversely affected, but the Company cannot at this time predict the ultimate impact, if any, on such sales. The outcome of these investigations could include the commencement of civil and/or criminal proceedings involving the imposition of substantial fines, penalties and injunctive or administrative remedies, including exclusion from government reimbursement programs. In February 2003, the Company increased its litigation reserves related to the investigations by the U.S. Attorney's Office for the District of Massachusetts described in this paragraph and the paragraph immediately preceding it and the investigation described above by the U.S. Attorney's Office for the Eastern District of Pennsylvania, by $150 million. The increased litigation reserves reflect an adjustment to the Company's estimate of its minimum liability relating to those investigations, in compliance with GAAP. Under GAAP, companies are required to estimate and recognize a minimum liability when a loss is probable but no better estimate of the loss can be made. Also, under GAAP, the Company is required to recognize this liability in 2002. The Company notes that its total reserves reflect an estimate and that any final settlement or adjudication of any of these matters could possibly be less than or could materially exceed the aggregate liability accrued by the Company and could have a materially adverse effect on the operations or financial condition of the Company. This adjustment is consistent with the Company's policy of reviewing regularly the status of pending actions and investigations and making adjustments as appropriate.

The U.S. Attorney's Office in New Jersey along with the FDA's Office of Criminal Investigation is conducting an investigation which may focus on one or more Company products, including ribavirin, manufactured in Puerto Rico. The Company is cooperating with the government in the investigation.

The U.S. Department of Justice, Antitrust Division is investigating whether the Company's Consumer Products Division entered into an agreement with another company to lower the commission rate of a consumer products broker. In February 2003, the Antitrust Division served a grand jury subpoena on the Company seeking documents for the first time. The Company is cooperating with the investigation.

Securities and Class Action Litigation

On February 15, 2001, the Company stated in a press release that the FDA had been conducting inspections of the Company's manufacturing facilities in New Jersey and Puerto Rico and had issued reports citing deficiencies concerning compliance with current Good Manufacturing Practices, primarily relating to production processes, controls and procedures. The next day, February 16, 2001, a lawsuit was filed in the U.S. District Court for the District of New Jersey against the Company and certain named officers alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Additional lawsuits of the same tenor followed. The plaintiffs in the suits purport to represent classes of shareholders who purchased shares of Company stock between dates as early as March 2, 2000, and February 15, 2001, the date of the press release. In April 2001, a lawsuit was filed in the U.S. District Court for the District of New Jersey against the Company and certain named officers alleging substantially the same violations of the Securities Exchange Act of 1934 as alleged in the putative class actions described above in this paragraph, as well as alleging violations of Section 11 of the Securities Act of 1933 and failure to disclose information which is the subject matter of the Federal Trade Commission (FTC) administrative proceeding described below and purporting to represent a class of shareholders who purchased shares of Company stock between July 25, 2000, and March 30, 2001, the last business day before the Company issued a press release relating to the FTC administrative proceeding. This complaint and all of the previously filed complaints were consolidated into one action in the U.S. District Court for the District of New Jersey, and a lead plaintiff, the Florida State Board of Administration, was appointed by the Court on July 2, 2001. On October 11, 2001, a consolidated amended complaint was filed, alleging the same violations described in the second sentence of this paragraph (but not a Section 11 claim) and purporting to represent a class of shareholders who purchased shares of Company stock from May 9, 2000, through February 15, 2001. The Company's motion to dismiss the consolidated amended complaint was denied on May 24, 2002. Discovery is ongoing.

In addition to the lawsuits described in the immediately preceding paragraph, two lawsuits were filed in the U.S. District Court for the District of New Jersey, and two lawsuits were filed in New Jersey state court against the Company (as a nominal defendant) and certain officers, directors and a former director seeking damages on behalf of the Company, including disgorgement of trading profits made by defendants allegedly obtained on the basis of material non-public information. The complaints in each of those four lawsuits relate to the issues described in the Company's February 15, 2001, press release, and allege a failure to disclose material information and breach of fiduciary duty by the directors. One of the federal court lawsuits also includes allegations related to the investigations by the U.S. Attorney's Offices for the Eastern District of Pennsylvania and the District of Massachusetts, the FTC's administrative proceeding against the Company, and the lawsuit by the state of Texas against Warrick Pharmaceuticals (Warrick), the Company's generics subsidiary, all of which are described herein. Each of these lawsuits is a shareholder derivative action that purports to assert claims on behalf of the Company, but as to which no demand was made on the Board of Directors and no decision has been made on whether the Company can or should pursue such claims. In August 2001, the plaintiffs in each of the New Jersey state court shareholder derivative actions moved to dismiss voluntarily the complaints in those actions, which motions were granted. The two shareholder derivative actions pending in the U.S. District Court for the District of New Jersey have been consolidated into one action, which is in its very early stages. This consolidated action is being coordinated for most pre-trial purposes with the consolidated action described in the immediately preceding paragraph. On January 2, 2002, the Company received a demand letter dated December 26, 2001, from a law firm not involved in the derivative actions described above, on behalf of a shareholder who also is not involved in the derivative actions, demanding that the Board of Directors bring claims on behalf of the Company based on allegations substantially similar to those alleged in the derivative actions. On January 22, 2002, the Board of Directors adopted a Board resolution establishing an Evaluation Committee, consisting of three directors, to investigate, review and analyze the facts and circumstances surrounding the allegations made in the demand letter and the consolidated amended derivative action complaint described above, but reserving to the full Board authority and discretion to exercise its business judgment in respect of the proper disposition of the demand. The Committee engaged independent outside counsel to advise it and issued a report on the findings of its investigation to the independent directors of the Board in late October 2002. That report determined that the shareholder demand should be refused, and finding no liability on the part of any officers or directors. In November 2002, the full Board adopted the recommendation of the Evaluation Committee.

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

In December 2001, PAL filed a class action suit in Federal Court in Massachusetts against the Company. In September 2002, a consolidated complaint was filed in this court as a result of the coordination by the Multi-District Litigation Panel of all federal court AWP cases from throughout the country. The consolidated complaint alleges that the Company and Warrick conspired with providers to defraud consumers by reporting fraudulently high AWPs for prescription medications reimbursed by Medicare or third-party payers. The complaint seeks a declaratory judgment and unspecified damages, including treble damages.

The Company is a defendant in a number of purported nationwide or state class action lawsuits in which plaintiffs seek a refund of the purchase price of laxatives or phenylpropanolamine-containing cough/cold remedies they purchased. Other pharmaceutical manufacturers are co-defendants in some of these lawsuits. In general, plaintiffs claim that they would not have purchased or would have paid less for these products had they known of certain defects or medical risks attendant with their use. All of these lawsuits are in the early stages of discovery; plaintiffs' theories for recovery have yet to be legally tested, and the courts have not yet agreed that these cases should go forward as class actions. A number of lawsuits involving these products, as well as recalled albuterol/VANCERIL/VANCENASE inhalers, have also been filed against the Company seeking recovery for personal injuries or death. In several of these lawsuits punitive damages are claimed. The Company settled a California state court class action seeking refund of the purchase price of inhalers through a program of issuing 4.5 million vouchers for free inhalers plus payment of attorneys' fees. The court gave final approval to the settlement in October 2002.

Royalties/Contract Matters

The Company was a party to arbitration proceedings by Biogen, Inc. relating to, among other things, royalty payments. These arbitrations have been settled.

In October 2001, ICN Pharmaceuticals, Inc. notified the Company of its intention to begin an alternative resolution dispute proceeding against the Company seeking the payment of royalties on REBETOL provided by the Company without charge or at a reduced charge to indigent patients participating in SCHERING'S COMMITMENT TO CARE program.

Antitrust and FTC Matters

The Company is a defendant in numerous antitrust actions commenced (starting in 1993) in state and federal courts by independent retail pharmacies, chain retail pharmacies and consumers. The plaintiffs allege price discrimination and/or conspiracy between the Company and other defendants to restrain trade by jointly refusing to sell prescription drugs at discounted prices to the plaintiffs. The Company, in February 1996, agreed to settle a federal class action on behalf of approximately two-thirds of all retail pharmacies in the United States for a total of $22 million, which has been paid in full. The U.S. District Court in Illinois approved the settlement of the federal class action in 1996. In 1997, the Seventh Circuit Court of Appeals dismissed all appeals from that settlement, and it is not subject to further review.

In April 1997, certain of the plaintiffs in the federal class action commenced another purported class action in the U.S. District Court in Illinois against the Company and the other defendants who settled the previous federal class action. The complaint alleges that the defendants conspired not to implement the settlement commitments following the settlement discussed above. The District Court has denied the plaintiffs' motion for a preliminary injunction hearing.

The Company has either settled or had dismissed on motion all the state court retailer and consumer actions. The settlement amounts were not material to the Company.

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

On April 2, 2001, the FTC started an administrative proceeding against the Company, Upsher-Smith, Inc. (Upsher-Smith) and Lederle. The complaint alleges anti-competitive effects from the settlement of patent lawsuits between the Company and Lederle, and the Company and Upsher-Smith. The lawsuits that were settled related to generic versions of K-DUR, the Company's long-acting potassium chloride product, which was the subject of ANDAs filed by Lederle and Upsher-Smith. In June 2002, the administrative law judge overseeing the case issued a decision that the patent litigation settlements complied with the law in all respects and dismissed all claims against the Company. An appeal of this decision to the full Commission filed by the FTC staff is currently pending. The outcome of the proceeding could result in the imposition of injunctive or administrative remedies.

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

Pricing Matters

During the third quarter of 2000, Warrick was sued by the state of Texas. In June 2002, the Company and its subsidiary, Schering Corporation, were added as defendants. The lawsuit alleges that Warrick supplied the state with false reports of wholesale prices, which caused the state to pay Medicaid claims on prescriptions of Warrick's albuterol sulfate solution and inhaler at a higher-than-justified level. The state seeks damages of approximately $106 million against Warrick, including treble damages and penalties. The outcome of the litigation could result in the imposition of fines, penalties and injunctive remedies.

The Company and Warrick are defendants in numerous lawsuits brought in state and federal courts, which allege that the Company and Warrick reported inflated AWPs for prescription pharmaceuticals and thereby caused third-party payers to make excess reimbursements to providers. Some of these actions also allege that the Company and Warrick failed to report accurate prices under the Medicaid Rebate Program and thereby underpaid rebates to some states. These actions, which began in October 2001, have been brought by state Attorneys General, private plaintiffs, nonprofit organizations and employee benefit funds. They allege violations of federal and state law, including fraud, antitrust, Racketeer Influenced Corrupt Organizations Act (RICO) and other claims. The actions seek unspecified damages, including treble and punitive damages.

SEC Inquiry and Related Litigation

The Company is providing information to the SEC in connection with the Commission's inquiry relating to the Company's meetings with investors and other communications. The Company believes that it has complied with all applicable securities laws in this matter.

Private plaintiffs have filed several federal putative litigations against the Company and Mr. Kogan which were consolidated on January 10, 2003, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as SEC Regulation Fair Disclosure (FD) relating to the alleged disclosures made during meetings with investors referred to in the preceding paragraph.

Tax Matters

In October 2001, IRS auditors have asserted, in reports, that the Company is liable for additional tax for the 1990 through 1992 tax years. The reports allege that two interest rate swaps that the Company entered into with an unrelated party should be recharacterized as loans from affiliated companies, resulting in additional tax on income. The tax sought by the IRS auditors relating to recharacterization is approximately $195 million, plus interest. The Company has not accrued the $195 million because the Company and its tax advisers do not believe it is probable that the IRS will prevail in this matter.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

The following information regarding executive officers is included herein in accordance with Part III, Item 10.

Officers are elected to serve for one year and until their successors shall have been duly elected.
Name and Current Position	Business Experience	Age

Richard Jay Kogan Chief Executive Officer and President (1)	Present position 2002; Chairman of the Board and Chief Executive Officer 1998-2002; President and Chief Executive Officer	61
	1996 - 1998; re-elected to office of
	President in 2001

Joseph C. Connors	Present position 1996	54
Executive Vice President
and General Counsel

Jack L. Wyszomierski	Present position 1996	47
Executive Vice President
and Chief Financial Officer

Cecil B. Pickett, Ph.D.	Present position 2002;	57
Vice President and President, Schering- Plough Research Institute	Executive Vice President, Discovery Research, Schering-Plough Research
	Institute 1994-2002

Richard W. Zahn	Present position 2001;	51
Vice President and	President, Schering Laboratories
President, Schering Laboratories	1996 - 2001

Geraldine U. Foster	Present position 2003;	60
Senior Vice President,	Senior Vice President, Investor
Investor Relations	Relations and Corporate
	Communications 1994-2002

Daniel A. Nichols	Present position 1991	62
Senior Vice President,
Taxes
________________
(1) Mr. Kogan will retire as Chief Executive Officer and President no later than April 22, 2003.

Name and Current Position	Business Experience	Age

John P. Ryan	Present position 1998;	62
Senior Vice President,	Vice President - Human Resources
Human Resources	Schering-Plough Pharmaceuticals
	1988 -1998

Douglas J. Gingerella	Present position 1999;	44
Vice President, Corporate	Staff Vice President, Corporate
Audits	Audits 1995 -1998

Thomas H. Kelly	Present position 1991	53
Vice President and
Controller

Donald R. Lemma, Ph.D.	Present position 2002;	40
Vice President, Corporate	Vice President, Information
Information Technology and	Management, Bristol-Myers Squibb
Chief Information Officer	2001-2002; Vice President and Chief
	Information Officer, Etec Systems,
	a division of Applied Materials, Inc.,
	1998-2001; Director of Management
	Information Technologies,
	The Liposome Company 1995-1998

E. Kevin Moore	Present position 1996	50
Vice President and
Treasurer

Joseph J. LaRosa	Present position 2001;	44
Staff Vice President,	Staff Vice President, Commercial Law
Secretary and Associate	1999 - 2000; Senior Legal Director
General Counsel	1997 -1999; Legal Director 1995 - 1997

Part II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters

The common share dividends, share price data and the approximate number of holders of record as set forth on page 48 in the Company's 2002 Annual Report to Shareholders are incorporated herein by reference.

Equity Compensation Plan Information -- The following information relates to plans under which equity securities of the Company may be issued to employees or directors. The Company has no plans under which equity securities may be issued to non-employees (except that under the 2002 Stock Incentive Plan and predecessor plans, certain stock options may be transferable to family members of the employee-optionee or related trusts).
Plan Category	Column A Number of securities to be issued upon exercise of outstanding options, warrants and rights	Column B Weighted-average exercise price of outstanding options, warrants and rights	Column C Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans approved by security holders 2002 Stock Incentive Plan and Predecessor Plans	54,000,000	$35.40	71,600,000
Equity compensation plans not approved by security holders

Directors Deferred Compensation Plan*	-0-	N/A	573,258

Schering-Plough (Ireland) Share Purchase Scheme**	-0-	N/A	**

Total			72,173,258

___________________

*The Plan provides an annual grant of 2,500 shares of common stock to each non-employee director. Directors may defer awards into stock units that pay out in shares of common stock when the deferral period ends.

___________________

**The Plan permits employees who reside in Ireland to enjoy tax advantages by having some or all of their Christmas bonus and between 1% and 5% of their pay passed to a trustee. The trustee purchases shares of common stock in the open market and allocates the shares to the employees' accounts. No more than 10,000 Irish pounds by an employee may be deferred in a year. Employees may not sell or withdraw shares allocated to their accounts for two to three years.
Item 6.	Selected Financial Data

The Six-Year Selected Financial & Statistical Data as set forth on page 47 in the Company's 2002 Annual Report to Shareholders is incorporated herein by reference.
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation

Management's Discussion and Analysis of Operations and Financial Condition as set forth beginning on page 13 in the Company's 2002 Annual Report to Shareholders is incorporated herein by reference.
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Market Risk Disclosures as set forth in Management's Discussion and Analysis of Operations and Financial Condition beginning on page 13 in the Company's 2002 Annual Report to Shareholders is incorporated herein by reference.
Item 8.	Financial Statements and Supplementary Data

The Consolidated Balance Sheets as of December 31, 2002 and 2001, and the related Statements of Consolidated Income, Consolidated Shareholders' Equity and Consolidated Cash Flows for each of the three years in the period ended December 31, 2002, Notes to Consolidated Financial Statements, the Independent Auditors' Report of Deloitte & Touche LLP dated February 25, 2003 and unaudited Quarterly Data, as set forth beginning on page 24 in the Company's 2002 Annual Report to Shareholders, are incorporated herein by reference.
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Part III
Item 10.	Directors and Executive Officers of the Registrant

The information concerning directors and nominees for directors as set forth in the Company's Proxy Statement for the annual meeting of shareholders on April 22, 2003 is incorporated herein by reference.

Information required as to executive officers is included in Part I of this filing under the caption "Executive Officers of the Registrant."
Item 11.	Executive Compensation

Executive compensation information as set forth in the Company's Proxy Statement for the annual meeting of shareholders on April 22, 2003 is incorporated herein by reference.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management as set forth in the Company's Proxy Statement for the annual meeting of shareholders on April 22, 2003 is incorporated herein by reference.
Item 13.	Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions as set forth in the Company's Proxy Statement for the annual meeting of shareholders on April 22, 2003 is incorporated herein by reference.
Item 14.	Controls and Procedures

Management, including the chief executive officer and the chief financial officer, has evaluated the Company's disclosure controls and procedures within a period of 90 days prior to the filing date of this Form 10-K and have concluded that the Company's disclosure controls and procedures are effective in ensuring that material information relating to the Company and its consolidated subsidiaries is made known to them. They also concluded that there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1.	Financial Statements

The following consolidated financial statements and Independent Auditors' Report, included in the Company's 2002 Annual Report to Shareholders on pages 24 to 46, are incorporated herein by reference.

Statements of Consolidated Income for the Years Ended
December 31, 2002, 2001 and 2000

Statements of Consolidated Cash Flows for the Years Ended December 31, 2002, 2001 and 2000

Consolidated Balance Sheets at December 31, 2002 and 2001

Statements of Consolidated Shareholders' Equity for the Years
Ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

Independent Auditors' Report

(a) 2.	Financial Statement Schedules

Page in
Form 10-K

Independent Auditors' Report	43

Schedule II - Valuation and Qualifying Accounts	44

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

3 (b)

A complete copy of the By-Laws as amended and currently in effect. Incorporated by reference to Exhibit 4(2) to the Company's Registration Statement on Form S-3, File No. 333-853; amendment to By-Laws effective September 22, 1998 incorporated by reference to Exhibit 4 to the Company's Quarterly Report for the period ended September 30, 1998 on Form 10-Q; amendment to By-Laws effective April 24, 2001 incorporated by reference to Exhibit 4 to the Company's Quarterly Report for the period ended March 31, 2001 on Form 10-Q; amendment to By-Laws effective December 3, 2001 incorporated by reference to Exhibit 3(b) to the Company's Annual Report for 2001 on Form 10-K, File No. 1-6571.

4 (a)	Rights Agreement between the Company and the Bank of New York dated June 24, 1997. Incorporated by reference to Exhibit 1 to the Form 8-A filed by the Company on June 30, 1997, File No. 1-6571.

4 (b)(i)	Form of Indenture between the Company and The Bank of New York as Trustee (filed with this document).

4 (b)(ii)	Form of Global Note (filed with this document).

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

10 (a) (ii)

Trust Agreement* incorporated by reference to Exhibit 10(a) to the Company's Annual Report for 1988 on Form 10-K; amendment to Trust Agreement incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report for the period ended March 31, 1997 on Form 10-Q; Amended and Restated Defined Contribution Trust incorporated by reference to Exhibit 10(a)(ii) to the Company's Annual Report for 2000 on Form 10-K , File No. 1-6571.

10 (b)

The Company's 1992 Stock Incentive Plan (as amended).* Incorporated by reference to Exhibit 10(d) to the Company's Annual Report for 1992 on Form 10-K, File No. 1-6571; amendment of December 11, 1995 incorporated by reference to Exhibit 10(d) to the Company's Annual Report for 1995 on Form 10-K, File No.

1-6571; amendment of February 25, 2003 (filed with this document).

10 (c)

The Company's 1997 Stock Incentive Plan (as amended).* Incorporated by reference to Exhibit 10 to the Company's Quarterly Report for the period ended September 30, 1997 on Form 10-Q; Amendment to 1997 Stock Incentive Plan incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report for the period ended March 31, 1999 on Form 10-Q, File No. 1-6571; amendment of February 25, 2003 (filed with this document).

10 (d)

The Company's 2002 Stock Incentive Plan.* Incorporated by reference to the Company's Proxy Statement for the annual meeting of shareholders on April 23, 2002; amendment of February 25, 2003 (filed with this document).

10 (e)	Retirement Agreement between the Company and Richard Jay Kogan.* Incorporated by reference to Exhibit 99.2 to Form 8-K filed November 13, 2002, File No. 1-6571.

Exhibit Number	Description

10 (e) (i)

Employment agreement between the Company and Richard Jay Kogan (as amended).* Incorporated by reference to Exhibit 10(e)(ii) to the Company's Annual Report for 1989 on Form 10-K; first amendment incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report for the period ended June 30, 1994 on Form 10-Q; second amendment incorporated by reference to Exhibit 10(e)(ii) to the Company's Annual Report for 1994 on Form 10-K; third amendment incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report for the period ended September 30, 1995 on Form 10-Q; fourth amendment incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report for the period ended March 31, 1998 on Form 10-Q; fifth amendment incorporated by reference to Exhibit 10(e)(ii) to the Company's Annual Report for 1998 on Form 10-K; sixth amendment incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report for the period ended June 30, 2002 on Form 10-Q, File No. 1-6571.

10 (e) (ii)

Form of employment agreement between the Company and its executive officers effective upon a change of control.* Incorporated by reference to Exhibit 10(e)(iv) to the Company's Annual Report for 1994 on Form 10-K; Form of amendment incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report for the period ended September 30, 1999 on Form 10-Q; Forms of amendment effective January 1, 2002 incorporated by reference to Exhibits 10(e) (ii) (A) and (B) to the Company's Annual Report for 2001 on Form 10-K; Form of employment agreement between the Company and its executive officers effective upon a change of control incorporating all prior amendments through January 1, 2002 and for new agreements effective beginning January 1, 2002, incorporated by reference to Exhibit 10(e)(ii)(C) to the Company's Annual Report for 2001 on Form 10-K, File no. 1-6571.

Exhibit Number	Description

10(e)(iii)

Supplement to employment agreement effective upon a change of control (described in Exhibit 10(e)(ii) of this document index) between the Company and Joseph C. Connors, incorporated by reference to Exhibit 10(e)(vi) to the Company's Annual Report for 2001 on Form 10-K*, File No. 1-6571.

10(e)(iv)

Supplement to employment agreement effective upon a change of control (described in Exhibit 10(e)(ii) of this document index) between the Company and Jack Wyszomierski, incorporated by reference to Exhibit 10(e)(vii) to the Company's Annual Report for 2001 on Form 10-K*, File No. 1-6571.

10(e)(v)

Supplement to employment agreement effective upon a change of control (described in Exhibit 10(e)(ii) of this document index) between the Company and Richard W. Zahn, incorporated by reference to Exhibit 10(e)(viii) to the Company's Annual Report for 2001 on Form 10-K*, File No. 1-6571.

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

10 (h)	Amended and Restated Directors Stock Award Plan* (filed with this document).

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

10 (m)

Cholesterol Governance Agreement, dated as of May 22, 2000, by and among the Company, Merck & Co., Inc. and the other parties signatory thereto. Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated October 21, 2002.**

10 (n)

First Amendment to the Cholesterol Governance Agreement, dated as of December 18, 2001, by and among the Company, Merck & Co., Inc. and the other parties signatory thereto. Incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K dated October 21, 2002.**

10 (o)

Master Agreement, dated as of December 18, 2001, by and among the Company, Merck & Co., Inc. and the other parties signatory thereto. Incorporated by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K dated October 21, 2002.**

10 (p)

Consent Decree of Permanent Injunction, dated May 16, 2002, by and among the Company and the other parties thereto. Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated May 20, 2002.

12	Computation of Ratio of Earnings to Fixed Charges (filed with this document).

13

The Financial Section of the Company's 2002 Annual Report to Shareholders. With the exception of those portions of said Annual Report which are specifically incorporated by reference in this Form 10-K (filed with this document), such report shall not be deemed filed as part of this Form 10-K.

21	Subsidiaries of the registrant (filed with this document).

23	Consents of experts and counsel (filed with this document).

24	Power of attorney (filed with this document).

*Compensatory plan, contract or arrangement.

** Note that information is omitted from Exhibits 10 (m), 10 (n) and 10 (o) pursuant to a request for confidential treatment and is filed separately with the Securities and Exchange Commission pursuant to rule 24b-2 under the Securities Exchange Act of 1934, as amended.

All other exhibits are not applicable. Copies of above exhibits will be furnished upon request.

(b) Reports on Form 8-K.

During the three-month period ended December 31, 2002, the Company furnished three current reports on Form 8-K:

1. Report filed October 21, 2002, under Item 5 - Other Events and Regulation FD      Disclosure and Item 7 - Financial Statements and Exhibits.

2. Report filed October 24, 2002, under Item 7 - Financial Statements and Exhibits and      Item 9 - Regulation FD Disclosure.

3. Report filed November 13, 2002, under Item 5 - Other Events and Regulation FD           Disclosure and Item 7 - Financial Statements and Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Schering-Plough Corporation
(Registrant)
Date March 10, 2003
By /s/ Thomas H. Kelly____
Thomas H. Kelly
Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By	/s/ Richard Jay Kogan___________	By	_____________*______________
	Richard Jay Kogan		Carl E. Mundy, Jr.
	Chief Executive Officer		Director
and President; Director

By	/s/ Jack L. Wyszomierski ________	By	* ________
	Jack L. Wyszomierski		Richard de J. Osborne
	Executive Vice President and		Chairman of the Board and Director
Chief Financial Officer

By	/s/ Thomas H. Kelly_____________	By	_____________*______________
	Thomas H. Kelly		Patricia F. Russo
	Vice President and Controller		Director
and Principal Accounting Officer

By	_____________*_________ __ _	By	_____________*___________ _
	Hans W. Becherer		Kathryn C. Turner
	Director		Director

By	_____________*______________	By	_____________*___________ _
	David H. Komansky		Robert F. W. van Oordt
	Director		Director

By	_____________*______________	By	_____________*___________ _
	Eugene R. McGrath		Arthur F. Weinbach
	Director		Director

By	_____________*______________
Donald L. Miller
Director

*By	/s/Thomas H. Kelly___ ________		Date: _____March 10, 2003______
Thomas H. Kelly
Attorney-in-fact

CERTIFICATION

I, Jack L. Wyszomierski, Executive Vice President and Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Schering-Plough Corporation (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003

/s/ Jack L. Wyszomierski

Jack L. Wyszomierski

   Executive Vice President and Chief Financial Officer

CERTIFICATION

I, Richard Jay Kogan, Chief Executive Officer and President, certify that:

1. I have reviewed this annual report on Form 10-K of Schering-Plough Corporation (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003

/s/ Richard Jay Kogan

Richard Jay Kogan

   Chief Executive Officer and President

CERTIFICATION

I, Jack L. Wyszomierski, Executive Vice President and Chief Financial Officer of Schering-Plough Corporation, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)       the Annual Report on Form 10-K for the year ended December 31, 2002 (the             "Annual Report") which this statement accompanies fully complies with the             requirements of Section 13(a) of the Securities Exchange Act of 1934             (15 U.S.C. 78m); and

(2)        information contained in the Annual Report fairly presents, in all material             respects, the financial condition and results of operations of Schering-Plough             Corporation.

This certificate is being furnished solely for purposes of Section 906 and is not being filed as part of the Annual Report.

Dated: March 10, 2003

/s/ Jack L. Wyszomierski
Jack L. Wyszomierski
Executive Vice President and
Chief Financial Officer

CERTIFICATION

I, Richard Jay Kogan, Chief Executive Officer and President of Schering-Plough Corporation, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)        the Annual Report on Form 10-K for the year ended December 31, 2002 (the              "Annual Report") which this statement accompanies fully complies with the              requirements of Section 13(a) of the Securities Exchange Act of 1934              (15 U.S.C. 78m); and

(2)        information contained in the Annual Report fairly presents, in all material              respects, the financial condition and results of operations of Schering-Plough              Corporation.

This certificate is being furnished solely for purposes of Section 906 and is not being filed as part of the Annual Report.

Dated: March 10, 2003

/s/ Richard Jay Kogan
Richard Jay Kogan
Chief Executive Officer and President

INDEPENDENT AUDITORS' REPORT

Schering-Plough Corporation, its Directors and Shareholders:

We have audited the consolidated financial statements of Schering-Plough Corporation and subsidiaries as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated February 25, 2003; such financial statements and report are included in your 2002 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Schering-Plough Corporation and subsidiaries, listed in Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/DELOITTE & TOUCHE LLP

Parsippany, New Jersey

February 25, 2003

SCHEDULE II

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 and 2000

(Dollars in millions)

Valuation and qualifying accounts deducted from assets to which they apply:

Allowances for accounts receivable:
RESERVE		RESERVE	RESERVE
FOR DOUBTFUL		FOR CASH	FOR CLAIMS
ACCOUNTS		DISCOUNTS	AND OTHER	TOTAL
2002
Balance at beginning of year	$ 68	$ 34	$ 21	$ 123

Additions:
Charged to costs and
expenses	22	168	17	207

Deductions from reserves	(22)	(164)	(12)	(198)

Effects of foreign exchange	-	1	1	2

Balance at end of year	$ 68	$ 39	$ 27	$ 134

2001
Balance at beginning of year	$ 60	$ 29	$ 7	$ 96

Additions:
Charged to costs and
expenses	26	161	20	207

Deductions from reserves	(16)	(156)	(6)	(178)

Effects of foreign exchange	(2)	-	-	(2)

Balance at end of year	$ 68	$ 34	$ 21	$ 123

2000
Balance at beginning of year	$ 59	$ 22	$ 11	$ 92

Additions:
Charged to costs and
expenses	11	164	10	185

Deductions from reserves	(9)	(156)	(13)	(178)

Effects of foreign exchange	(1)	(1)	(1)	(3)

Balance at end of year	$ 60	$ 29	$ 7	$ 96