Form 10-Q
period 2003-03-31
SCHERING PLOUGH CORP
filed 2003-05-13
CIK 310158

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Common Shares Outstanding as of April 30, 2003: 1,468,894,810

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(UNAUDITED)
(Amounts in millions, except per share figures)

	Three months Ended March 31,

	2003	2002

Net sales	$2,074	$2,556
Costs and Expenses:
Cost of sales	658	579
Selling, general and administrative	843	919
Research and development	344	305
Other (income) expense, net	13	(26)
	1,858	1,777
Income before income taxes	216	779
Income taxes	43	179
Net income	$ 173	$ 600

Diluted earnings per common share	$ .12	$ .41

Basic earnings per common share	$ .12	$ .41

Dividends per common share	$ .17	$ .16

See notes to consolidated financial statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in millions, except per share figures)

	March 31,	December 31,
	2003	2002
Assets
Cash and cash equivalents	$ 3,340	$3,521
Short-term investments	538	481
Accounts receivable, net	1,454	1,808
Inventories	1,359	1,300
Deferred income taxes	577	625
Prepaid expenses
and other current assets	539	537
Total current assets	7,807	8,272
Property, plant and equipment	6,304	6,208
Less accumulated depreciation	2,035	1,972
Property, net	4,269	4,236
Goodwill	230	232
Other intangible assets, net	422	429
Other assets	977	967
Total assets	$13,705	$14,136

Liabilities and Shareholders' Equity
Accounts payable	$1,021	$1,063
Short-term borrowings and current
portion of long-term debt	1,223	1,423
Other accrued liabilities	2,164	2,243
Total current liabilities	4,408	4,729
Long-term liabilities	1,208	1,265
Shareholders' Equity:
Preferred shares - $1 par value;
issued - none	-	-
Common shares - $.50 par value;	1,015	1,015
issued: 2,030
Paid-in capital	1,209	1,203
Retained earnings	11,764	11,840
Accumulated other comprehensive income	(461)	(477)
Total	13,527	13,581
Less treasury shares: 2003 - 561 shares;
2002 - 562 shares, at cost	5,438	5,439
Total shareholders' equity	8,089	8,142
Total liabilities and shareholders' equity	$13,705	$14,136

See notes to consolidated financial statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

(UNAUDITED)

(Amounts in millions)

	2003	2002

Operating Activities:
Net income	$ 173	$ 600
Depreciation and amortization	95	88
Accounts receivable	357	(345)
Inventories	(35)	(81)
Prepaid expenses and other assets	-	(73)
Accounts payable and other liabilities	(149)	320
Net cash provided by operating activities	441	509

Investing Activities:
Capital expenditures	(119)	(148)
Reduction of investments	35	-
Purchases of investments	(95)	(203)
Other, net	1	-
Net cash used for investing activities	(178)	(351)

Financing Activities:
Cash dividends paid to common shareholders	(251)	(235)
Net change in short-term borrowings	(197)	160
Other, net	5	5
Net cash used for financing activities	(443)	(70)

Effect of exchange rates on cash and
cash equivalents	(1)	(4)
Net (decrease) increase in cash and
cash equivalents	(181)	84
Cash and cash equivalents, beginning
of period	3,521	2,716
Cash and cash equivalents, end of period	$3,340	$2,800

See notes to consolidated financial statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Basis of Presentation

The unaudited financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The statements should be read in conjunction with the accounting policies and notes to consolidated financial statements included in the Company's 2002 Annual Report on Form 10-K.

In the opinion of management, the financial statements reflect all adjustments necessary for a fair statement of the operations for the interim periods presented.

Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." The Company currently has no arrangements that would be subject to this interpretation.

Inventories

Inventories consisted of ($ in millions):
	March 31,	December 31,
	2003	2002

Finished products	$ 547	$ 540
Goods in process	460	449
Raw materials and supplies	352	311
Total inventories	$ 1,359	$1,300

Other Intangible Assets

The components of the balance sheet caption "other intangible assets, net" are as follows ($ in millions):
March 31, 2003	December 31, 2002

	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents and
Licenses	$662	$305	$357	$658	$293	$365
Trademarks and
Other	100	35	65	98	34	64
Total other
Intangible
Assets	$762	$340	$422	$756	$327	$429

These intangible assets are amortized on the straight-line method over their respective useful lives. In the three months ended March 31, 2003 and 2002, the Company paid $4 million and $5 million, respectively, for patent and licensing rights; these costs will be amortized over approximately 8 years and 10 years, respectively. The residual value of intangible assets is estimated to be zero. Amortization expense related to other intangible assets for the three months ended March 31, 2003 and 2002 was $13 million and $17 million, respectively. Other intangible assets are reviewed to determine their recoverability by comparing their carrying values to their expected undiscounted future cash flows when events or circumstances warrant such a review. Full year amortization expense in each of the next five years is estimated to be approximately $55 million per year based on the intangible assets recorded as of March 31, 2003.

Accounting for Stock-Based Compensation

The following table reconciles net income and earnings per common share (EPS), as reported, to pro forma net income and EPS, as if the Company had expensed the grant date fair value of both stock options and deferred stock units as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." These pro forma amounts may not be representative of the initial impact of adopting SFAS No. 123 since, as amended, it permits alternative methods of adoption.

Three months ended ($ in millions, except per share figures):
	March 31,	March 31,
	2003	2002
Net income, as reported	$ 173	$ 600
Add back: Expense included in reported net income for deferred stock units, net of tax	10	11
Deduct: Pro forma expense as if both stock options and deferred stock units were charged against net income, net of tax	(29)	(32)
Pro forma net income using the fair value method	$ 154	$ 579
Diluted EPS:
Diluted EPS, as reported	$ .12	$ .41
Pro forma diluted EPS using the fair value method	.10	.39
Basic EPS:
Basic EPS, as reported	$ .12	$ .41
Pro forma basic EPS using the fair value method	.10	.39

Other (income) expense, net

For the three months ended March 31, 2003 and 2002, the components of other (income) expense, net are as follows ($ in millions):
	2003	2002

Interest cost incurred	$ 16	$ 9
Less: amount capitalized on construction	(3)	(4)
Interest expense	13	5
Interest income	(13)	(17)
Foreign exchange (gains) losses	1	(2)
Other, net	12	(12)
Total	$ 13	$(26)

Consent Decree

On May 17, 2002, the Company announced that it had reached an agreement with the U.S. Food and Drug Administration (FDA) for a consent decree to resolve issues involving the Company's compliance with current Good Manufacturing Practices at certain manufacturing facilities in New Jersey and Puerto Rico. The U.S. District Court for the District of New Jersey approved and entered the consent decree on May 20, 2002.

Under terms of the consent decree, the Company will pay a total of $500 million to the U.S. government in two equal installments of $250 million; the first installment was paid in May 2002, and the second installment will be paid in the second quarter of 2003. As previously reported, the Company accrued a $500 million provision for this consent decree in the fourth quarter of 2001.

In the event certain actions agreed upon in the consent decree are not satisfactorily completed on time, the FDA may assess payments for each deadline missed. The consent decree required the Company to develop and submit for FDA's concurrence comprehensive CGMP Work Plans for the Company's manufacturing facilities in New Jersey and Puerto Rico that are covered by the decree. The Company is awaiting FDA concurrence with its proposed CGMP Work Plans, submitted in 2002 in accordance with the schedule established by the consent decree. The CGMP Work Plans contain a number of Significant Steps whose timely and satisfactory completion are subject to payments of $15,000 per business day for each deadline missed. These payments may not exceed $25 million for 2002, and $50 million for each of the years 2003, 2004 and 2005. These payments are subject to an overall cap of $175 million.

In connection with its discussions with FDA regarding the Company's CGMP Work Plans, and pursuant to the terms of the decree, the Company and FDA entered into a letter agreement dated April 14, 2003, which is filed as Exhibit 99.3 to this 10-Q. In the letter agreement the Company and FDA agreed to extend by six months the time period during which the Company may incur payments as described above with respect to certain of the Significant Steps whose proposed due dates are December 31, 2005. The letter agreement does not increase the yearly or overall caps on payments described above.

In addition, the decree requires the Company to complete programs of revalidation of the finished drug products and bulk active pharmaceutical ingredients manufactured at the covered manufacturing facilities. The Significant Steps and the completion of the revalidation programs are subject to third-party expert certification, which must be accepted by the FDA. The Company is required under the consent decree to complete its revalidation programs for bulk active pharmaceutical ingredients by September 30, 2005 and for finished drugs by December 31, 2005. In general, the timely and satisfactory completion of the revalidations are subject to payments of $15,000 per business day for each deadline missed, subject to the caps described above. However, if a product scheduled for revalidation has not been certified as having been validated by the last date on the validation schedule, the FDA may assess a payment of 24.6 percent of the net domestic sales of the uncertified product until the validation is certified. The Company would expense any payments assessed under the decree if and when incurred. Further, in general, if a product scheduled for revalidation under the consent decree is not certified within six months of its scheduled date, the Company must cease production of that product until certification is obtained. The consent decree provides that if the Company believes that it may not be able to meet a deadline, the Company has the right, upon the showing of good cause, to request extensions of deadlines in connection with the CGMP Work Plans and revalidation programs. However, there is no guarantee that FDA will grant any such requests.

Also, as disclosed under "New Litigation" in Part II, Other Information, Item 1 Legal Proceedings, the Company has received notice of a False Claims complaint brought by an individual purporting to act on behalf of the United States government against it and approximately 25 other pharmaceutical companies alleging that the pharmaceutical companies defrauded the United States by having made sales to various federal governmental agencies of drugs which were allegedly manufactured in a manner that did not comply with current Good Manufacturing Practices.

Merck Collaboration

The collaboration agreements between the Company and Merck & Co., Inc. (Merck) involve the joint development and marketing of ZETIA (ezetimibe) as a once-daily monotherapy, co-administration of ZETIA with statins and ezetimibe as a once-daily fixed-combination tablet with simvastatin (Zocor), Merck's cholesterol-modifying medicine. The agreements also involve the development and marketing of a once-daily, fixed-combination tablet containing CLARITIN and Singulair. Singulair is Merck's once-daily leukotriene receptor antagonist for the treatment of asthma. In January 2002, Schering-Plough/Merck Pharmaceuticals reported on results of Phase III clinical trials of a fixed-combination tablet containing CLARITIN and Singulair, which did not demonstrate sufficient added benefits in the treatment of seasonal allergic rhinitis. The agreements generally provide for equal sharing of development costs and for co-promotion of approved products by each company in the United States and in most other countries of the world, except Japan. In Japan, no agreement exists. In general, co-promotion provides that each company will provide equal physician detailing efforts and bear the cost of its own sales force in marketing the products. The companies will share certain other costs (e.g., a portion of the costs for manufacturing, promotion, administration, etc.) and also share profits. The Company's share of research and development costs incurred related to the agreement were $22 million and $15 million for the three months ended March 31, 2003 and 2002, respectively. The agreements do not provide for any jointly owned facilities and, as such, products resulting from the collaboration will be manufactured in facilities owned by either Merck or the Company. In addition, under certain conditions, Merck could make milestone payments to the Company totaling $152 million. The agreements do not have a specific expiration date.

The Company is reporting its share of profits as "alliance revenue," which is included in net sales. The Company's sales force costs are reported as selling, general and administrative expenses, and the Company's share of development expenses is reported as research and development expenses. In the 2003 first quarter, alliance revenue was insignificant due to launch-related marketing expenses associated with ZETIA.

Borrowings

The Company has two committed, unsecured revolving credit facilities from a syndicate of financial institutions. Under one facility, up to $500 million can be drawn down through May 21, 2003, with repayment due by May 2004. Under a second multi-currency facility, an additional $500 million can be drawn down through the maturity date of May 2006. These facilities are available for general corporate purposes and are considered as support for the Company's commercial paper borrowings. These facilities do not require compensating balances; however, a nominal commitment fee is paid. As of March 31, 2003, no funds had been drawn down under these facilities.

In February 2003, the Company filed a shelf registration with the U.S. Securities and Exchange Commission (SEC) that enables the Company to issue up to $2 billion of debt securities for general corporate purposes, including the refinancing of short-term borrowings. The terms of these securities will be determined at the time of sale. The registration statement relating to these securities has been filed with the SEC but has not yet become effective. Such securities may not be sold, nor may offers to buy be accepted prior to the time the registration statement becomes effective. In addition, the Company has a shelf registration statement on file with the SEC covering the issuance of up to $200 million of debt securities that it plans to withdraw in connection with filing the 2003 shelf registration. As of March 31, 2003, no debt securities were outstanding pursuant to these registrations.

Standard & Poor's (S&P's) rating of the Company's corporate credit and preliminary senior unsecured debt shelf rating is "AA-", its short-term rating is "A-1+" and S&P is maintaining its negative outlook. Moody's Investors Service (Moody's) rating of the Company's senior unsecured debt under its prospective shelf registration is "A1" and its rating outlook is stable. Moody's short-term rating for the Company is "Prime-1".

Comprehensive Income

Total comprehensive income for the three months ended March 31, 2003 and 2002 was $189 million and $522 million, respectively.

Concentrations

CLARITIN (loratadine) prescription sales in the United States, in all formulations, accounted for 14 percent of the Company's consolidated worldwide sales in the year ended December 31, 2002, and a larger percentage of the Company's consolidated earnings. As noted in the "Legal, Environmental and Regulatory Matters" footnote below, the Company has sued drug manufacturers that are marketing or seeking to market certain forms of generic loratadine prior to the expiration of the Company's compound patent for desloratadine. In each case, the Company has filed suit in federal court seeking a ruling that the applicable Abbreviated New Drug Application (ANDA) or "paper" New Drug Application submission and proposed marketing of a generic prescription or OTC product constitute infringement of the Company's patents and that the challenge to the patents is without merit. The compound patent for loratadine expired on June 19, 2002, and its market exclusivity for CLARITIN expired on December 19, 2002. A patent covering the compound desloratadine, formulations thereof, and methods of treatment with desloratadine as it relates to CLARITIN is set to expire on April 21, 2004. Six months' U.S. market exclusivity would attach to the end of the desloratadine patent as it relates to CLARITIN and would expire October 21, 2004. This six-month period of exclusivity was granted because the Company conducted pediatric clinical trials at the request of the FDA. On August 8, 2002, a federal district court in New Jersey ruled on motions for summary judgment, finding that certain of the desloratadine compound patent claims, which the Company believes protect CLARITIN, were anticipated by a prior patent and thus invalid. On September 18, 2002, the district court denied a request for reconsideration. The Company has appealed the rulings. The Company anticipates that the appeal will be decided in the second half of 2003 or early 2004. With these rulings, actions against the defendants for infringement of the desloratadine compound patent will not proceed unless the Company's appeal is successful. The Company has also asserted that ANDAs filed by two manufacturers for generic versions of CLARITIN-D 24 Hour infringe the Company's patent covering the CLARITIN-D 24 Hour compound. This issue has not yet been resolved by the district court. As with any litigation, there can be no assurances that the Company will prevail. On November 27, 2002, the FDA approved the Company's applications to switch all five formulations of CLARITIN at their original prescription strengths to OTC medicines for the treatment of allergies. The Company launched OTC CLARITIN in the United States in December 2002.

Earnings Per Common Share

The shares used to calculate basic and diluted earnings per common share are reconciled as follows (number of shares in millions):

	Three Months Ended March 31,
	2003	2002
Average shares outstanding
for basic earnings per share	1,468	1,466
Dilutive effect of options
and deferred stock units	2	5
Average shares outstanding
for diluted earnings per share	1,470	1,471

As of March 31, 2003, the equivalent of 49 million common shares issuable under the Company's stock incentive plans were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

Legal, Environmental and Regulatory Matters

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

The recorded liabilities for the above matters at December 31, 2002, and the related expenses incurred during the year ended December 31, 2002, were not material. Expected insurance recoveries have not been considered in determining the costs for environmental-related liabilities. Management believes that, except for the matters discussed in the remainder of this section, it is remote that any material liability in excess of the amounts accrued will be incurred. With respect to the matters discussed in the remainder of this section, except where noted, it is not practicable to estimate a range of reasonably possible loss; where it is, a reserve has been included in the financial statements. Resolution of any or all of the matters discussed in the remainder of this section, individually or in the aggregate, could have a material adverse effect on the Company's results of operations or financial condition. Management reviews the status of these matters on an ongoing basis and from time to time may settle or otherwise resolve them on such terms and conditions as management believes are in the best interests of the Company. The Company is aware that settlements of matters of the types set forth in the remainder of this section, and in particular under "Investigations," frequently involve fines and/or penalties that are material to the financial condition and the results of operations of the entity entering into the settlement. There are no assurances that the Company will prevail in any of these matters, that settlements can be reached on acceptable terms or in amounts that do not exceed the amounts reserved, and outcomes cannot be predicted.

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

Patent Matters

In February 1998, Geneva Pharmaceuticals, Inc. (Geneva) submitted an Abbreviated New Drug Application (ANDA) to the U.S. FDA seeking to market generic CLARITIN tablets before the expiration in 2004 of the Company's desloratadine compound patent, which the Company believes protects CLARITIN. Geneva alleged that the desloratadine compound patent is invalid. This patent is material to the Company's business. In March 1998, the Company filed suit in federal court seeking a ruling that Geneva's ANDA submission constitutes infringement of the Company's desloratadine compound patent and that its challenge to this patent is without merit. In addition to Geneva, from 1998 through 2003, the following companies made similar ANDA submissions for generic CLARITIN tablets: Zenith Goldline Pharmaceuticals, Mylan Pharmaceuticals Inc., Teva Pharmaceuticals USA, Inc. (Teva), Ranbaxy Pharmaceuticals, Inc. (Ranbaxy), Genpharm Incorporated, and L. Perrigo Company (Perrigo). The following companies made similar ANDA submissions for generic CLARITIN syrup: Teva, Copley Pharmaceuticals, Inc., Novex Pharma, Alpharma USPD Inc., Taro Pharmaceuticals USA, Inc., Morton Grove Pharmaceuticals, Inc., and Perrigo. Andrx Pharmaceuticals, L.L.C. (Andrx) and Impax Laboratories Inc. (Impax) made similar ANDA submissions for generic CLARITIN-D 12 Hour and CLARITIN-D 24 Hour formulations. Ranbaxy made a similar ANDA submission for a generic CLARITIN-D 24 Hour formulation. ESI Lederle, Inc. (Lederle), a subsidiary of Wyeth, made a similar ANDA submission for a generic CLARITIN REDITAB formulation. The following companies submitted "paper" New Drug Applications ("paper" NDAs) under Section 505 (b)(2) of the Federal Food, Drug and Cosmetic Act seeking to market a generic OTC form of CLARITIN prior to the expiration of the Company's desloratadine compound patent: Whitehall-Robins Healthcare, a division of Wyeth (for an OTC REDITAB formulation), McNeil Consumer Healthcare (McNeil) (for OTC tablets), and Perrigo (for OTC tablets). In each case, the Company filed suit in federal court seeking a ruling that the applicable ANDA or "paper" NDA submission and proposed marketing of a generic prescription or OTC product constitutes infringement of the Company's desloratadine compound patent, and that the challenge to the patent is without merit. On August 8, 2002, a federal district court in New Jersey ruled on motions for summary judgment, finding that certain claims of the desloratadine compound patent were anticipated by a prior patent and, thus, were not valid. On September 18, 2002, the district court denied a request for reconsideration. The Company argued the appeal on April 8, 2003. The Company anticipates that the appeal will be decided in the second half of 2003 or early 2004. With these rulings, actions against the defendants for infringement of the desloratadine compound patent will not proceed unless the Company's appeal is successful. The Company has also asserted that Impax's and Andrx's ANDAs for their generic CLARITIN-D 24 Hour formulations infringe the Company's patent covering its CLARITIN-D 24 Hour formulation. This issue has not yet been resolved by the district court.

In August 2001, Geneva Pharmaceuticals Technology Corp. (Geneva Pharmaceuticals) and Three Rivers Pharmaceuticals, L.L.C. (Three Rivers), and in January 2002, Teva, submitted separate ANDAs with the FDA seeking to market generic forms of 200 mg REBETOL (ribavirin) Capsules in the United States before the expiration of the Company's patents covering ribavirin formulations. Geneva Pharmaceuticals, Three Rivers and Teva have asserted that they do not infringe the Company's REBETOL patents and/or the patents are invalid. The REBETOL patents are material to the Company's business. In September 2001, October 2001 and March 2002, the Company filed suits in federal court seeking rulings that the ANDA submissions by Geneva Pharmaceuticals, Three Rivers and Teva, respectively, constitute infringement of the Company's patents and that the challenges to the Company's patents are without merit. In February 2003, the Company entered into a licensing agreement with Three Rivers that will settle all patent litigation between the Company and Three Rivers. In March 2003, the Company entered into separate licensing agreements with Geneva Pharmaceuticals and Teva that will settle all patent litigation between the Company and Teva and Geneva Pharmaceuticals. Under the terms of the agreements, the Company will grant Three Rivers, Geneva Pharmaceuticals and Teva each a non-exclusive, non-sublicensable license to the Company's U.S. ribavirin patents. The agreements do not affect Three Rivers', Geneva Pharmaceutical's or Teva's reported patent litigation with Ribapharm, Inc. The agreements are subject to the dismissal of the relevant lawsuits in court.

In January 2000, a jury found that the Company's PRIME PAC PRRS (Porcine Respiratory and Reproductive Syndrome) vaccine infringed a patent owned by Boehringer Ingelheim Vetmedica, Inc. An injunction was issued in August 2000 barring further sales of the Company's vaccine. The Company's post-trial motions for either a reversal of the jury's verdict or a new trial were denied in September 2001. The Company appealed, and the verdict was affirmed by the appellate court in February 2003. Litigation of the damages phase of the case is ongoing.

Investigations

In October 1999, the Company received a subpoena from the U.S. Attorney's Office for the Eastern District of Pennsylvania, pursuant to the Health Insurance Portability and Accountability Act of 1996, concerning the Company's contracts with pharmacy benefit managers (PBMs) and managed care organizations to provide disease management services in connection with the marketing of its pharmaceutical products. It appears that the subpoena was one of a number addressed to industry participants as part of an inquiry into, among other things, pharmaceutical marketing practices. The government's inquiry has focused on, among other things, whether the Company's disease management and other marketing programs and arrangements comply with federal health care laws and whether the value of its disease management programs and other marketing programs and arrangements should have been included in the calculation of rebates to the government. The Company has been cooperating with the investigation. In March 2002, the U.S. Attorney's Office began issuing grand jury subpoenas. The grand jury investigation appears to be focused on one or more transactions with managed care organizations where the government believes the Company offered or provided deeply discounted pharmaceutical products (known as "nominally priced" products, which are generally excluded from Medicaid rebate calculations), free or discounted disease management services, and other marketing programs and arrangements that delivered value, in order to place or retain one or more of the Company's major pharmaceutical products on the managed care organization's formulary. The grand jury appears to be investigating, among other things, (i) whether the transactions described above and conduct relating thereto violated federal anti-kickback statutes; and (ii) whether the value of the items and services described above should have been included in the Company's calculation of Medicaid rebates. The outcome of the investigations could include the commencement of civil and/or criminal proceedings involving substantial fines, penalties and injunctive or administrative remedies, including exclusion from government reimbursement programs, and the Company cannot predict whether the investigations will affect its marketing practices or sales. In February 2003, the Company increased its litigation reserves related to this investigation and the investigations described below by the U.S. Attorney's Office for the District of Massachusetts by $150 million. The increased litigation reserves reflect an adjustment to the Company's estimate of its minimum liability relating to those investigations, in compliance with generally accepted accounting principles (GAAP). Under GAAP, companies are required to estimate and recognize a minimum liability when a loss is probable but no better estimate of the loss can be made. Also, under GAAP, the Company was required to recognize this liability in 2002. The Company notes that its total reserves reflect an estimate and that any final settlement or adjudication of any of these matters could possibly be less than or could materially exceed the aggregate liability accrued by the Company and could have a materially adverse effect on the operations or financial condition of the Company.

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

The U.S. Attorney's Office for the District of Massachusetts is also investigating whether the Company's sales of a product that was repackaged for sale by a managed care organization should have been included in the Company's Medicaid best price calculations. In early November 2002, the Company was served with two additional grand jury subpoenas by the U.S. Attorney for the District of Massachusetts. Among other information, the subpoenas seek a broad range of information concerning the Company's sales, marketing and clinical trial practices and programs with respect to INTRON A, REBETRON and TEMODAR; the Company's sales and marketing contacts with managed care organizations and doctors; and the Company's offering or provision of grants, honorariums or other items or services of value to managed care organizations, physician groups, doctors and educational institutions. The Company understands that this investigation is focused on whether certain sales, marketing and clinical trial practices and conduct related thereto, which in certain instances relate to the use of one or more of the above-mentioned products for indications for which FDA approval had not been obtained - so-called "off-label" uses - were in violation of federal laws and regulations with respect to off-label promotional activities. The investigation also appears to focus on whether drug samples, clinical trial grants and other items or services of value were given to providers to incentivize them to prescribe one or more of the above-mentioned products, including for "off-label" uses, in violation of the federal health care anti-kickback laws. The Company has implemented certain changes to its sales, marketing and clinical trial practices and is continuing to review those practices to ensure compliance with relevant laws and regulations. The Company is cooperating with these investigations. Future sales of INTRON A, REBETRON and TEMODAR may be adversely affected, but the Company cannot at this time predict the ultimate impact, if any, on such sales. The outcome of these investigations could include the commencement of civil and/or criminal proceedings involving the imposition of substantial fines, penalties and injunctive or administrative remedies, including exclusion from government reimbursement programs. In February 2003, the Company increased its litigation reserves related to the investigations by the U.S. Attorney's Office for the District of Massachusetts described in this paragraph and the paragraph immediately preceding it and the investigation described above by the U.S. Attorney's Office for the Eastern District of Pennsylvania, by $150 million. The increased litigation reserves reflect an adjustment to the Company's estimate of its minimum liability relating to those investigations, in compliance with GAAP. Under GAAP, companies are required to estimate and recognize a minimum liability when a loss is probable but no better estimate of the loss can be made. Also, under GAAP, the Company was required to recognize this liability in 2002. The Company notes that its total reserves reflect an estimate and that any final settlement or adjudication of any of these matters could possibly be less than or could materially exceed the aggregate liability accrued by the Company and could have a materially adverse effect on the operations or financial condition of the Company.

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

On March 31, 2003, the Company was served with a putative class action complaint filed in the United States District Court in New Jersey alleging that the Company, Richard Jay Kogan (who resigned as Chairman of the Board November 13, 2002 and retired as Chief Executive Officer, President and Director of the Company April 20, 2003) and the Company's Employee Savings Plan (Plan) administrator breached their fiduciary obligations to certain participants in the Plan. The allegations primarily relate to disclosures about the Company's Good Manufacturing Practices issues (which are discussed earlier in this "Securities and Class Action Litigation" section in relation to the Company's disclosures about its consent decree with FDA and related matters) and disclosures about the meetings with investors the week of September 30, 2002 and other communications (discussed under "Update on SEC Inquiry and Related Litigation" below).

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

Pricing Matters

During the third quarter of 2000, Warrick was sued by the state of Texas. In June 2002, the Company and its subsidiary, Schering Corporation, were added as defendants. The lawsuit alleges that Warrick supplied the state with false reports of wholesale prices, which caused the state to pay Medicaid claims on prescriptions of Warrick's albuterol sulfate solution and inhaler at a higher-than-justified level. The state seeks damages of approximately $106 million against Warrick, including treble damages and penalties. The outcome of the litigation could result in the imposition of fines, penalties and injunctive remedies. If this case goes to trial, there are no assurances that the damages sought by the state will not exceed the amount set forth in the state's petition.

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

SEC Inquiry and Related Litigation

We continue to cooperate with the SEC staff in its enforcement proceeding against the Company and Richard Jay Kogan regarding meetings held with investors the week of September 30, 2002 and other communications.

The federal putative class actions filed against the Company and Mr. Kogan regarding the meetings held with investors the week of September 30, 2002 and other communications were consolidated and, pursuant to that consolidation, an amended complaint dated March 13, 2003 was filed, alleging violations of Sections 10(b), 20(a) and 20(A) of the Securities Exchange Act of 1934 relating to the alleged disclosures made during the meetings mentioned in the paragraph above. The Company filed a motion to dismiss these class actions May 6, 2003.

Other Matters

In April 2003, the Company received notice of a False Claims Act complaint brought by an individual purporting to act on behalf of the United States government against it and approximately 25 other pharmaceutical companies in the United States District Court for the Northern District of Texas. The complaint alleges that the pharmaceutical companies, including the Company, have defrauded the United States by having made sales to various federal governmental agencies of drugs which were allegedly manufactured in a manner that did not comply with current Good Manufacturing Practices.

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

INDEPENDENT ACCOUNTANTS' REPORT

To the Shareholders and Board of Directors of

Schering-Plough Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Schering-Plough Corporation and subsidiaries (the "Corporation") as of March 31, 2003, and the related statements of consolidated income and cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Schering-Plough Corporation and subsidiaries as of December 31, 2002, and the related statements of consolidated income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/Deloitte & Touche LLP

Parsippany, New Jersey

May 12, 2003

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - three months ended March 31, 2003 compared with the corresponding period in 2002.

Net Sales

Consolidated net sales for the first quarter totaled $2.1 billion, a decrease of $482 million or 19 percent compared with the same period in 2002. Excluding the effect of foreign currency exchange rate fluctuations, consolidated net sales decreased 24 percent in the quarter, with volume declines of 28 percent. Net sales in the United States decreased 39 percent versus the first quarter of 2002 and advanced 13 percent internationally. Excluding the effect of foreign currency exchange rate fluctuations, international sales remained flat.

Net sales by major therapeutic category for the first quarter were as follows ($ in millions):
	2003	2002	%
Anti-infective & Anticancer	$ 781	$ 797	(2)
Allergy & Respiratory	453	1,014	(55)
Cardiovasculars	111	117	(5)
Dermatologicals	118	120	(1)
Other Pharmaceuticals	166	159	4
Animal Health	143	150	(5)
Over-the-Counter (OTC)	155	41	N/M
Foot Care	66	76	(13)
Sun Care	81	82	-
Consolidated net sales	$ 2,074	$ 2,556	(19)

N/M - not a meaningful percentage

Net sales of worldwide anti-infective and anticancer products decreased 2 percent in the first quarter of 2003. Sales of the INTRON franchise, used for the treatment of hepatitis C, decreased 7 percent, to $516 million for the quarter due to trade buying patterns in the United States and increased worldwide competition. This decline was tempered by growth in the U.S. hepatitis C market. In the first quarter a new competitor was launched in the hepatitis C market. The overall market share of the INTRON franchise has been declining, reflecting this new market competition. The INTRON franchise consists of INTRON A, PEG-INTRON and REBETOL.

The decrease in the anti-infective and anticancer therapeutic category was further tempered by international sales of REMICADE, marketed for Crohn's disease and rheumatoid arthritis. Sales of REMICADE were up $54 million or 89 percent to $114 million for the first quarter due to increased patient utilization. Worldwide sales of TEMODAR, a chemotherapy agent for treating certain types of brain tumors, increased 1 percent to $59 million for the quarter due to market share gains and market growth tempered by the timing of trade buying patterns in the United States.

Worldwide net sales of allergy and respiratory products decreased 55 percent in the quarter. This category of sales was negatively impacted by the rapid decline in sales of prescription CLARITIN, resulting from its loss of market exclusivity in the United States along with conversion from prescription to OTC status in December 2002. Worldwide sales of prescription CLARITIN were $109 million in the first quarter of 2003, compared with $659 million in 2002. As previously disclosed, the Company decided to delay revenue recognition for sales of the prescription form of CLARITIN in the United States until the product is used to fill patient prescriptions. U.S. sales of prescription CLARITIN recognized in the first quarter of 2003 were $16 million, versus sales of $565 million in the 2002 period. Patient demand was based on information provided directly to the Company from its customers (U.S. wholesalers, chain and retail pharmacies) about existing levels of trade inventories as of March 31, 2003. The value of the demand was derived using actual wholesale prices and estimates of rebates and allowances. The Company selected this methodology because it provides a reliable, up-to-date estimate of the payments that may be due to its customers if product is returned.

Worldwide sales of CLARINEX for the treatment of seasonal outdoor allergies and year-round indoor allergies were $173 million for the first quarter of 2003, an increase of $88 million versus 2002, due to conversion of CLARITIN users to CLARINEX coupled with the launch of CLARINEX in several international markets. These factors were tempered by contraction of the U.S. prescription antihistamine market resulting primarily from the launch of OTC CLARITIN. In addition, CLARINEX is experiencing intense competition in the U.S. allergy market. The Company is beginning to implement new marketing efforts to address market share performance.

Sales of NASONEX, a once-daily corticosteroid nasal spray for allergies, decreased 43 percent to $79 million for the first quarter due to reductions in trade inventory levels and market share declines in the United States. While NASONEX is experiencing intense competition in the U.S. allergy market, the Company is beginning to implement new marketing efforts to address market share performance. Sales of NASONEX in international markets increased 21 percent.

Worldwide net sales of cardiovascular products decreased 5 percent in the quarter due to continued generic competition for K-DUR, a sustained-release potassium chloride supplement. This decline was tempered by higher sales of INTEGRILIN, a platelet receptor glycoprotein IIb/IIIa inhibitor for the treatment of patients with acute coronary syndromes. INTEGRILIN sales increased $21 million or 31 percent due primarily to increased patient utilization in the United States.

Dermatological products' worldwide net sales decreased 1 percent in the first quarter primarily due to continued generic competition.

Worldwide sales of animal health products decreased 5 percent in the first quarter due to current manufacturing supply issues, described in "Additional Factors Influencing Operations" below.

OTC product sales increased $114 million due to the launch of OTC CLARITIN in December 2002. Sales of OTC CLARITIN were $125 million for the first quarter 2003. Sales of other OTC products declined due to manufacturing issues described in "Additional Factors Influencing Operations" below.

Net sales of foot care products decreased 13 percent for the first quarter due to the nonrecurrence of a prior year trade stock-in for the LOTRIMIN ULTRA launch.

First quarter sales of sun care products remained relatively flat versus the first quarter of 2002.

Costs and Expenses

Cost of sales as a percentage of sales increased to 31.7 percent in the quarter from 22.6 percent in 2002. The increase was primarily due to a change in product sales mix arising from the loss of U.S. sales of prescription CLARITIN. The increase was also the result of higher manufacturing costs arising from the Company's increased current Good Manufacturing Practices (CGMP) compliance efforts.

Selling, general and administrative expenses represented 40.6 percent of sales in the first quarter of 2003 compared with 35.9 percent last year. The increase in this ratio was primarily due to lower overall sales reported in the 2003 first quarter and the promotional and sales support efforts necessary to increase market penetration for CLARINEX, the INTRON franchise and ZETIA.

Research and development spending increased 13 percent in the first quarter representing 16.6 percent of sales in 2003 versus 11.9 percent in 2002. R&D spending increased due to higher spending in the area of drug development, including clinical trials. Research expenditures reflect the timing of the Company's funding of both internal research efforts and research collaborations with various partners to discover and develop a steady flow of innovative products.

Income before income taxes decreased 72 percent for the quarter compared with 2002, and represented 10.4 percent of sales versus 30.5 percent last year.

The effective tax rate was 20.0 percent in the first quarter of 2003 and 23.0 percent in 2002. The lower rate was primarily due to the loss of prescription CLARITIN sales in the United States which resulted in a change in the mix of pre-tax earnings such that jurisdictions with lower tax rates now constitute a greater proportion of the total.

Diluted earnings per common share decreased 71 percent in the first quarter to $0.12 from $0.41 in 2002. Excluding foreign currency exchange rate fluctuations, diluted earnings per share in the first quarter of 2003 decreased 76 percent. The Company advises that the trend in earnings per share should be viewed with and without the impact of foreign currency exchange rates.

Liquidity and financial resources - three months ended March 31, 2003

Cash provided by operating activities totaled $441 million in the first quarter of 2003 versus $509 million for the same period in 2002. Cash provided by operating activities declined due to lower earnings that resulted primarily from the loss of marketing exclusivity for CLARITIN in the United States along with its conversion to OTC status. For the first quarter of 2003, much of the cash flow impact of lower earnings was mitigated by the collection of accounts receivable that followed the decline in the CLARITIN business. As a result, cash flow from operations in the first quarter was sufficient to fund working capital, capital expenditures and dividends.

The following paragraphs describe the potential that cash flow from operations will not be sufficient to fund working capital, capital expenditures and dividends, particularly as it relates to the Company's domestic operations. However, the Company believes that it has adequate internal and external resources, including cash and short-term investments and committed lines of credit (as described below) and access to the global capital markets, to meet its financial requirements.

For the remainder of 2003, the cash flow impact of lower earnings will not be mitigated by the collection of accounts receivable as was true in the first quarter of 2003. Consequently, cash provided by operating activities in subsequent quarters of 2003 and possibly beyond will not be sufficient to fund working capital, capital expenditures and dividends if these items remain at levels comparable to that in the first quarter. Also, under the terms of the consent decree described in "Additional Factors Influencing Operations" below, the second installment of $250 million becomes due in the second quarter of 2003. Further, cash flow needs in subsequent quarters of 2003 and beyond could include payments arising from the matters described in the "Legal, Environmental and Regulatory Matters" footnote included in the financial statements to this report. At this time, management cannot estimate the amounts or timing of any such potential payments.

Cash and cash equivalents totaled $3,340 million at March 31, 2003. In addition, the Company had short-term investments of time deposits with maturities of five months or less totaling $538 million at March 31, 2003. Substantially all cash and cash equivalents and short-term investments are held by wholly-owned, foreign-based subsidiaries.

Short-term borrowings and the current portion of long-term debt totaled $1,223 million at March 31, 2003. Approximately 90% of these borrowings is owed by wholly-owned, U.S.-based subsidiaries of the Company.

The cash flow needs in excess of cash provided by operating activities that is discussed above is expected to occur entirely within the U.S. operations. Cash provided by foreign operating activities is expected to be sufficient to fund foreign working capital needs and foreign capital expenditures.

If the funds held by foreign-based subsidiaries were to be used to fund U.S. cash flow needs, additional U.S. income taxes could be owed. Presently, management does not expect to draw upon the funds held by its foreign-based subsidiaries to fund U.S. cash flow needs. Instead, management intends to fund the domestic cash flow needs through additional borrowings. Management believes it has the ability to access the financial resources to fund any such needs. However, if circumstances change, management continues to have the option of drawing upon the funds held by its foreign-based subsidiaries.

In February 2003, the Company filed a shelf registration with the SEC that enables the Company to issue up to $2 billion of long-term unsecured debt securities, which has not yet become effective. The Company intends to use net proceeds from the sale of the securities for general corporate purposes, including the refinancing of U.S. short-term debt.

The Company has two committed, unsecured revolving credit facilities from a syndicate of financial institutions. Under one facility, up to $500 million can be drawn down in the United States through May 21, 2003, with repayment due by May 2004. Under a second multi-currency facility, an additional $500 million can be drawn down in the United States through the maturity date of May 2006. As of March 31, 2003, no funds were drawn down under these facilities.

Standard & Poor's (S&P's) rating of the Company's corporate credit and preliminary senior unsecured debt shelf rating is "AA-", its short-term rating is "A-1+" and S&P is maintaining its negative outlook. Moody's Investors Service (Moody's) rating of the Company's senior unsecured debt under its prospective shelf registration is "A1" and its rating outlook is stable. Moody's short-term rating for the Company is "Prime-1".

Off-Balance Sheet Financing

As disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 the Company employs a number of strategies to balance the cash requirements of its subsidiaries. One of these strategies utilizes two long-term interest rate swap contracts, one between a foreign-based subsidiary and a bank and the other between a U.S. subsidiary and the same bank. The two contracts have equal and offsetting terms and are covered by a master netting arrangement.

The contract involving the foreign-based subsidiary permits the subsidiary to prepay a portion of its future obligation to the bank, and the contract involving the U.S. subsidiary permits the bank to prepay a portion of its future obligation to the U.S. subsidiary. Interest is paid on the prepaid balances by both parties at market rates. Prepayments totaling $1.9 billion have been made under both contracts as of March 31, 2003. The prepaid amounts have been netted in the preparation of the consolidated balance sheet in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts". The FASB is considering changing the accounting for prepaid swaps and similar arrangements to disallow netting and instead require the prepayment under one contract to be reported as a long-term investment and the prepayment under the other contract to be reported as a long-term liability.

Management does not believe that this potential change in financial reporting for prepaid swaps would have a material impact on the Company's liquidity or financial resources. The change in financial reporting would result in the addition to the balance sheet of a long-term investment and long-term debt in equal amounts.

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

Since the Company is unable to predict the final form and timing of any future domestic or international governmental or other health care initiatives, their effect on operations and cash flows cannot be reasonably estimated. Similarly, the effect on operations and cash flows of decisions of government entities, managed care groups and other groups concerning formularies and pharmaceutical reimbursement policies cannot be reasonably estimated.

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

As noted in the "Legal, Environmental and Regulatory Matters" footnote included in the financial statements to this report, the Company has sued drug manufacturers that are marketing or seeking to market certain forms of generic loratadine prior to the expiration of the Company's compound patent for desloratadine. In each case, the Company has filed suit in federal court seeking a ruling that the applicable Abbreviated New Drug Application (ANDA) or "paper" New Drug Application submission and proposed marketing of a generic prescription or OTC product constitute infringement of the Company's patents and that the challenge to the patents is without merit. The compound patent for loratadine expired on June 19, 2002, and U.S. market exclusivity for CLARITIN expired on December 19, 2002. A patent covering the compound desloratadine, formulations thereof, and methods of treatment with desloratadine as it relates to CLARITIN is set to expire on April 21, 2004. Six months' U.S. market exclusivity would attach to the end of the desloratadine patent as it relates to CLARITIN and would expire on October 21, 2004. This six-month period of exclusivity was granted because the Company conducted pediatric clinical trials at the request of the U.S. Food and Drug Administration (FDA). On August 8, 2002, a federal district court in New Jersey ruled on motions for summary judgment, finding that certain of the desloratadine compound patent claims, which the company believes protect CLARITIN, were anticipated by a prior patent and thus invalid. On September 18, 2002, the district court denied a request for reconsideration. The Company has appealed the rulings. The Company anticipates that the appeal will be decided in the second half of 2003 or early 2004. With these rulings, actions against the defendants for infringement of the desloratadine compound patent will not proceed unless the Company's appeal is successful. The Company has also asserted that ANDAs filed by two manufacturers for generic versions of CLARITIN-D 24 Hour infringe the Company's patent covering CLARITIN-D 24 Hour. This issue has not yet been resolved by the district court.

On November 27, 2002, the Company announced that all five formulations of the CLARITIN brand of non-drowsy allergy products had been approved at their original prescription strengths by the FDA as OTC medicines for the treatment of allergies. The Company also has been informed by the FDA that the New Drug Applications (NDAs) for these CLARITIN formulations, as well as for all indications (allergies and hives), will be transferred from the FDA's Pulmonary Division Office of Drug Evaluation II to the Division of Over-the-Counter Drug Products Office of Drug Evaluation V. The Company launched OTC CLARITIN in the United States in December 2002. Also in December 2002, a competing OTC loratadine product was launched in the United States.

The Company continues to market CLARINEX (desloratadine) 5 mg tablets for the treatment of allergic rhinitis, which combines the indication of seasonal allergic rhinitis with the indication of perennial allergic rhinitis, as well as the treatment of chronic idiopathic urticaria, or hives of unknown cause. The ability of the Company to capture and maintain market share for CLARINEX and OTC CLARITIN in the U.S. market will depend on a number of factors, including: additional entrants in the market for allergy treatments; clinical differentiation of CLARINEX from other allergy treatments and the perception of the extent of such differentiation in the marketplace; the pricing differentials among OTC CLARITIN, CLARINEX, other allergy treatments and generic OTC loratadine; the erosion rate of OTC CLARITIN and CLARINEX sales upon the entry of additional generic OTC loratadine products; and whether or not one or both of the other branded second-generation antihistamines are switched from prescription to OTC status. CLARINEX is experiencing intense competition in the U.S. allergy market. The Company is beginning to implement new marketing efforts to address market share performance.

The switch of CLARITIN to OTC status and the introduction of competing OTC loratadine has resulted in a rapid, sharp and material decline in CLARITIN sales in the United States and the Company's results of operations. U.S. sales of prescription CLARITIN products were $16 million and $565 million in the first quarter of 2003 and 2002, respectively, or 1 percent and 22 percent, respectively, of the Company's consolidated worldwide sales for those quarters. Sales of CLARINEX in the United States and abroad could also be materially adversely affected by the presence of generic OTC loratadine or OTC CLARITIN in the market given the contraction of the prescription antihistamine market. In light of the factors described above, management believes that the Company's December 2002 introduction of OTC CLARITIN, as well as the introduction of a competing OTC loratadine product in December 2002 and additional entrants of generic OTC loratadine products in the market, will likely have a rapid, sharp and material adverse effect on the Company's results of operations for an indeterminate period of time.

As disclosed in filings with the U.S. Securities and Exchange Commission (SEC) and as noted in the "Legal, Environmental and Regulatory Matters" footnote included in the financial statements to this report, three drug manufacturers have submitted ANDAs to the FDA seeking to market generic forms of REBETOL (ribavirin) Capsules in the United States before the expiration of the Company's patents covering ribavirin formulations. The Company has sued those manufacturers in federal court for infringement. In February 2003, the Company entered into a licensing agreement with Three Rivers Pharmaceuticals, L.L.C. (Three Rivers) that will settle all patent litigation between the Company and Three Rivers. In March 2003, the Company entered into separate licensing agreements with Geneva Pharmaceuticals, Inc. (Geneva) and Teva Pharmaceuticals USA, Inc. (Teva) that will settle all patent litigation between the Company and Geneva and Teva. These settlements do not affect Three Rivers', Geneva's or Teva's reported patent litigation with Ribapharm, Inc. relating to ribavirin patents. The agreements are subject to the dismissal of the relevant lawsuits in court. Generic forms of ribavirin could enter the U.S. market in 2003, assuming FDA's approval of a generic ribavirin. The REBETOL patents are material to the Company's business. U.S. sales of REBETOL in the first quarter of 2003 were $136 million.

PEG-INTRON and REBETOL combination therapy for hepatitis C contributed substantially to sales in 2002. During the fourth quarter of 2002, a competing pegylated interferon-based combination product, including a brand of ribavirin, received regulatory approval in most major markets, including the United States. The overall market share of the INTRON franchise has been declining, reflecting this new market competition. Management believes that the ability of PEG-INTRON and REBETOL combination therapy to maintain market share will be adversely affected by the introduction of a competing product.

In October 2002, Merck/Schering-Plough Pharmaceuticals announced that the FDA approved ZETIA (ezetimibe) 10 mg for use either by itself or together with statins for the treatment of elevated cholesterol levels. Ezetimibe also received marketing approval in October in Germany, where it is marketed as EZETROL. In March 2003, the Company announced that ezetimibe (EZETROL) has successfully completed the European Union (EU) mutual recognition procedure (MRP). With the completion of the MRP process, the 15 EU member states as well as Iceland and Norway can grant national marketing authorization with unified labeling for EZETROL, which will be introduced in these countries shortly following the completion of local regulations, pricing and/or reimbursement approvals. The Merck/Schering-Plough partnership is also pursuing the development and marketing of a once-daily tablet combining ezetimibe with simvastatin (Zocor), Merck's cholesterol-modifying medicine.

Uncertainties inherent in government regulatory approval processes, including, among other things, delays in approval of new products, formulations or indications, may also affect the Company's operations. The effect of regulatory approval processes on operations cannot be predicted.

The Company is subject to the jurisdiction of various national, state and local regulatory agencies and is therefore subject to potential administrative actions. Of particular importance is the FDA in the United States. It has jurisdiction over all the Company's businesses and administers requirements covering the testing, safety, effectiveness, approval, manufacturing, labeling and marketing of the Company's products. From time to time, agencies, including the FDA, may require the Company to address various manufacturing, advertising, labeling or other regulatory issues, such as those noted below relating to the Company's current manufacturing issues. Failure to comply with governmental regulations can result in delays in the release of products, seizure or recall of products, suspension or revocation of the authority necessary for the production and sale of products, discontinuance of products, fines and other civil or criminal sanctions. Any such result could have a material adverse effect on the Company's financial position and its results of operations. Additional information regarding government regulation and cautionary factors that may affect future results is provided in Part I, Item I, "Business," in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2002.

As noted in the "Consent Decree" footnote included in the financial statements to this report, on May 17, 2002, the Company announced that it reached an agreement with the FDA for a consent decree to resolve issues involving the Company's compliance with current Good Manufacturing Practices at certain manufacturing facilities in New Jersey and Puerto Rico. The U.S. District Court for the District of New Jersey approved and entered the consent decree on May 20, 2002.

Under terms of the consent decree, the Company will pay a total of $500 million to the U.S. government in two equal installments of $250 million; the first installment was paid in May 2002 and the second installment will be paid in the second quarter of 2003. As previously reported, the Company accrued a $500 million provision for this consent decree in the fourth quarter of 2001.

In the event certain actions agreed upon in the consent decree are not satisfactorily completed on time, the FDA may assess payments for each deadline missed. The consent decree required the Company to develop and submit for FDA's concurrence comprehensive CGMP Work Plans for the Company's manufacturing facilities in New Jersey and Puerto Rico that are covered by the decree. The Company is awaiting FDA concurrence with its proposed CGMP Work Plans, submitted in 2002 in accordance with the schedule established by the consent decree. The CGMP Work Plans contain a number of Significant Steps whose timely and satisfactory completion are subject to payments of $15,000 per business day for each deadline missed. These payments may not exceed $25 million for 2002, and $50 million for each of the years 2003, 2004 and 2005. These payments are subject to an overall cap of $175 million.

In connection with its discussions with FDA regarding the Company's CGMP Work Plans, and pursuant to the terms of the decree, the Company and FDA entered into a letter agreement dated April 14, 2003, which is filed as Exhibit 99.3 to this 10-Q. In the letter agreement the Company and FDA agreed to extend by six months the time period during which the Company may incur payments as described above with respect to certain of the Significant Steps whose proposed due dates are December 31, 2005. The letter agreement does not increase the yearly or overall caps on payments described above.

In addition, the decree requires the Company to complete programs of revalidation of the finished drug products and bulk active pharmaceutical ingredients manufactured at the covered manufacturing facilities. The Significant Steps and the completion of the revalidation programs are subject to third-party expert certification, which must be accepted by the FDA. The Company is required under the consent decree to complete its revalidation programs for bulk active pharmaceutical ingredients by September 30, 2005 and for finished drugs by December 31, 2005. In general, the timely and satisfactory completion of the revalidations are subject to payments of $15,000 per business day for each deadline missed, subject to the caps described above. However, if a product scheduled for revalidation has not been certified as having been validated by the last date on the validation schedule, the FDA may assess a payment of 24.6 percent of the net domestic sales of the uncertified product until the validation is certified. The Company would expense any payments assessed under the decree if and when incurred. Further, in general, if a product scheduled for revalidation under the consent decree is not certified within six months of its scheduled date, the Company must cease production of that product until certification is obtained. The consent decree provides that if the Company believes that it may not be able to meet a deadline, the Company has the right, upon the showing of good cause, to request extensions of deadlines in connection with the CGMP Work Plans and revalidation programs. However, there is no guarantee that FDA will grant any such requests.

In addition, the failure to meet the terms of the consent decree could result in delays in approval of new products, seizure or recall of products, suspension or revocation of the authority necessary for the production and sale of products, fines and other civil or criminal sanctions.

In April 2003, the Company received notice of a False Claims Act complaint brought by an individual purporting to act on behalf of the United States government against it and approximately 25 other pharmaceutical companies in the United States District Court for the Northern District of Texas. The complaint alleges that the pharmaceutical companies, including the Company, have defrauded the United States by having made sales to various federal governmental agencies of drugs which were allegedly manufactured in a manner that did not comply with current Good Manufacturing Practices.

As described more specifically in the "Legal, Environmental and Regulatory Matters" footnote included in the financial statements to this report, to which the reader of this report is directed, the pricing, sales and marketing programs and arrangements, and related business practices of the Company and other participants in the health care industry are under increasing scrutiny from federal and state regulatory, investigative, prosecutorial and administrative entities. These entities include the Department of Justice and its U.S. Attorney's Offices, the Office of Inspector General of the Department of Health and Human Services, the FDA, the Federal Trade Commission (FTC) and various state Attorneys General offices. Many of the health care laws under which certain of these governmental entities operate, including the federal and state "anti-kickback" statutes and statutory and common law "false claims" laws, have been construed broadly by the courts and permit the government entities to exercise significant discretion. In the event that any of those governmental entities believes that wrongdoing has occurred, one or more of them could institute civil or criminal proceedings, which, if instituted and resolved unfavorably, could subject the Company to substantial fines, penalties and injunctive or administrative remedies, including exclusion from government reimbursement programs, and the Company also cannot predict whether any investigations will affect its marketing practices or sales. Any such result could have a material adverse effect on the Company, its financial condition or its results of operations.

Critical Accounting Policies

Refer to "Management's Discussion and Analysis of Operations and Financial Condition" in Exhibit 13 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 for disclosures regarding the Company's critical accounting policies.

Cautionary Factors that May Affect Future Results (Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report and other written reports and oral statements made from time to time by the Company may contain "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations or forecasts of future events. They use words such as "anticipate," "believe," "could," "estimate," "expect," "forecast," "project," "intend," "plan," "potential," "will," and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance. You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts.

In particular, forward-looking statements include statements relating to future actions, prospective products, the status of product approvals, future performance or results of current and anticipated products, sales efforts, development programs, expenses, the outcome of contingencies such as litigation and investigations, growth strategy and financial results.

Any or all of our forward-looking statements here or in other publications may turn out to be wrong. Our actual results may vary materially, and there are no guarantees about the performance of Schering-Plough stock. The Company does not assume the obligation to update any forward-looking statement.

You should carefully consider any forward-looking statement and should understand that many factors could cause actual results to differ from the Company's forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. Although it is not possible to predict or identify all such factors, they may include the following:

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
  Failure to meet Good Manufacturing Practices established by the FDA and other governmental authorities can result in delays in the release of products, seizure or recall of products, suspension or revocation of the authority necessary for the production and sale of products, fines and other civil or criminal sanctions. The resolution of manufacturing issues with the FDA discussed in this report are subject to substantial risks and uncertainties. These risks and uncertainties, including the timing, scope and duration of a resolution of the manufacturing issues, will depend on the ability of the Company to assure the FDA of the quality and reliability of its manufacturing systems and controls, and the extent of remedial and prospective obligations undertaken by the Company.
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
  Major products such as CLARITIN, CLARINEX, INTRON A, PEG-INTRON, REBETOL Capsules and NASONEX accounted for a material portion of the Company's 2002 revenues. If any major product were to become subject to a problem such as loss of patent protection, OTC availability (as indicated above for CLARITIN and its current and potential OTC competition), previously unknown side effects, if a new, more effective treatment should be introduced; or if the product is discontinued for any reason, the impact on revenues could be significant. Further such information about important new products such as ZETIA or other important products in our pipeline may impact future revenues.
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
  Instability, disruption or destruction in a geographic region important to us - due to the location of our manufacturing facilities, distribution facilities or customers - regardless of cause, including war, terrorism, riot, civil insurrection or social unrest; and natural or man-made disasters, including Severe Acute Respiratory Syndrome (SARS), famine, flood, fire, earthquake and storm.
  Changes in tax laws including changes related to taxation of foreign earnings.
  Changes in accounting standards promulgated by the American Institute of Certified Public Accountants, the Financial Accounting Standards Board or the Securities and Exchange Commission that would require a significant change to the Company's accounting practices.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk primarily from changes in foreign currency exchange rates and, to a lesser extent, from interest rates and equity prices. Refer to "Management's Discussion and Analysis of Operations and Financial Condition" in Exhibit 13 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 for additional information.

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

Legal proceedings involving the Company are described in the 2002 Report on Form 10-K referred to as the "Report" in this Legal Proceedings Item. Unless specifically indicated below, matters described in the Report are still pending. The following description should be read together with the Report and covers material developments to previously reported proceedings and new material legal proceedings involving the Company that arose since the March 10, 2003 filing date of the 10-K.

New Litigation

On March 31, 2003, the Company was served with a putative class action complaint filed in the United States District Court in New Jersey alleging that the Company, Richard Jay Kogan (who resigned as Chairman of the Board November 13, 2002 and retired as Chief Executive Officer, President and Director of the Company April 20, 2003) and the Company's Employee Savings Plan (Plan) administrator breached their fiduciary obligations to certain participants in the Plan. The allegations primarily relate to disclosures about the Company's Good Manufacturing Practices issues (which are discussed under "Securities and Class Action Litigation" in relation to the Company's disclosures about its consent decree with FDA and related matters) and disclosures about the meetings with investors the week of September 30 and other communications (discussed under "Update on SEC Inquiry and Related Litigation" below).

In April 2003, the Company received notice of a False Claims Act complaint brought by an individual purporting to act on behalf of the United States government against it and approximately 25 other pharmaceutical companies in the United States District Court for the Northern District of Texas. The complaint alleges that the pharmaceutical companies, including the Company, have defrauded the United States by having made sales to various federal governmental agencies of drugs which were allegedly manufactured in a manner that did not comply with current Good Manufacturing Practices.

Update on Patent Matters

As described in the "Legal, Environmental and Regulatory Matters" footnote, Ranbaxy Pharmaceuticals, Inc. submitted an Abbreviated New Drug Application to the U.S. FDA seeking to market a generic CLARITIN-D 24 Hour formulation. The Company has filed suit in federal court seeking a ruling that the submission and the proposed marketing of a generic CLARITIN-D 24 Hour formulation constitutes infringement of the Company's desloratadine compound patent, and that the challenge to the patent is without merit.

Update on SEC Inquiry and Related Litigation

We continue to cooperate with the SEC staff in its enforcement proceeding against the Company and Richard Jay Kogan regarding meetings held with investors the week of September 30, 2002 and other communications.

The federal putative class actions filed against the Company and Mr. Kogan regarding the meetings held with investors the week of September 30, 2002 and other communications were consolidated and, pursuant to that consolidation, an amended complaint dated March 13, 2003 was filed, alleging violations of Sections 10(b), 20(a) and 20(A) of the Securities Exchange Act of 1934 relating to the alleged disclosures made during the meetings mentioned in the paragraph above. The Company filed a motion to dismiss these class actions May 6, 2003.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on April 22, 2003. At the meeting:

1. Three nominees for director were elected for a three-year term by a vote of                shares, as follows:

Nominees	FOR	WITHHELD
Carl E. Mundy, Jr.	1,243,719,204	43,088,009
Patricia F. Russo	1,243,264,741	43,542,472
Arthur F. Weinbach	1,230,251,119	56,556,094

2. The designation by the Finance and Audit Review Committee of Deloitte & Touche LLP to audit the books and accounts of the Company for the year ending December 31, 2003 was ratified by a vote of shares as follows:

FOR	AGAINST	ABSTAIN

1,250,734,209	33,371,042	2,701,962

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits - The following Exhibits are filed with this document

Exhibit Number	Description
12	Computation of Ratio of Earnings to Fixed Charges
15	Awareness letter
99.1	Sarbanes-Oxley Act of 2002, Section 906 Certification for Chairman of the Board, Chief Executive Officer and President
99.2	Sarbanes-Oxley Act of 2002, Section 906 Certification for Executive Vice President and Chief Financial Officer
99.3	Letter Agreement dated April 14, 2003 relating to Consent Decree

(b)	Reports on Form 8-K:

During the three-month period ended March 31, 2003, the Company filed seven current reports on Form 8-K:

1.	Report filed January 10, 2003, under Item 7 - Financial Statements and Exhibits and Item 9 - Regulation FD Disclosure.
2.	Report filed January 21, 2003, under Item 7 - Financial Statements and Exhibits and Item 9 - Regulation FD Disclosure.
3.	Report filed January 23, 2003, under Item 7 - Financial Statements and Exhibits and Item 9 - Regulation FD Disclosure.
4.	Report filed February 7, 2003, under Item 5 - Other Events and Regulation FD Disclosure, Item 7 - Financial Statements and Exhibits and Item 9 - Regulation FD Disclosure.
5.	Report filed February 25, 2003, under Item 5 - Other Events and Regulation FD Disclosure, Item 7 - Financial Statements and Exhibits and Item 9 - Regulation FD Disclosure.
6.	Report filed March 5, 2003, under Item 5 - Other Events and Regulation FD Disclosure and Item 7 - Financial Statements and Exhibits.
7.	Report filed March 31, 2003, under Item 7 - Financial Statements and Exhibits and Item 9 - Regulation FD Disclosure.

SIGNATURE(S)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Schering-Plough Corporation
(Registrant)

Date May 12, 2003	/s/Thomas H. Kelly
Thomas H. Kelly Vice President and Controller (Duly Authorized Officer and Chief Accounting Officer)

CERTIFICATION

I, Fred Hassan, Chairman of the Board, Chief Executive Officer and President, certify that:

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

Date: May 12, 2003

/s/ Fred Hassan

Fred Hassan

Chairman of the Board, Chief Executive Officer and President

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

Date: May 12, 2003

/s/ Jack L. Wyszomierski

Jack L. Wyszomierski

Executive Vice President and Chief Financial Officer