Form 10-Q
period 2003-06-30
SCHERING PLOUGH CORP
filed 2003-07-31
CIK 310158

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Common Shares Outstanding as of June 30, 2003: 1,469,204,067

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(UNAUDITED)
(Amounts in millions, except per share figures)

	Three months Ended June 30,		Six months Ended June 30,

	2003	2002	2003	2002

Net sales	$ 2,338	$2,833	$4,411	$5,389
Costs and Expenses:
Cost of sales	784	675	1,442	1,254
Selling, general and administrative	938	995	1,780	1,914
Research and development	393	357	737	662
Other (income) expense, net	(4)	(16)	8	(41)
	2,111	2,011	3,967	3,789
Income before income taxes	227	822	444	1,600
Income taxes	45	189	89	368
Net income	$182	$633	$355	$ 1,232

Diluted earnings per common share	$.12	$ .43	$ .24	$ .84

Basic earnings per common share	$.12	$ .43	$ .24	$ .84

Dividends per common share	$ .17	$ .17	$ .34	$ .33

See notes to consolidated financial statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in millions, except per share figures)

	June 30,	December 31,
	2003	2002
Assets
Cash and cash equivalents	$3,632	$3,521
Short-term investments	479	481
Accounts receivable, net	1,429	1,808
Inventories	1,549	1,300
Deferred income taxes	495	625
Prepaid expenses
and other current assets	558	537
Total current assets	8,142	8,272
Property, plant and equipment	6,482	6,208
Less accumulated depreciation	2,130	1,972
Property, net	4,352	4,236
Goodwill	233	232
Other intangible assets, net	407	429
Other assets	989	967
Total assets	$14,123	$14,136

Liabilities and Shareholders' Equity
Accounts payable	$1,064	$1,063
Short-term borrowings and current
portion of long-term debt	1,878	1,423
Other accrued liabilities	1,826	2,243
Total current liabilities	4,768	4,729
Long-term liabilities	1,228	1,265
Shareholders' Equity:
Preferred shares - $1 par value;
issued - none	-	-
Common shares - $.50 par value;
issued: 2,030	1,015	1,015
Paid-in capital	1,211	1,203
Retained earnings	11,696	11,840
Accumulated other comprehensive income	(359)	(477)
Total	13,563	13,581
Less treasury shares: 2003 - 560 shares;
2002 - 562 shares, at cost	5,436	5,439
Total shareholders' equity	8,127	8,142
Total liabilities and shareholders' equity	$14,123	$14,136

See notes to consolidated financial statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

(UNAUDITED)

(Amounts in millions)

	2003	2002

Operating Activities:
Net income	$355	$1,232
Depreciation and amortization	193	180
Accounts receivable	434	(476)
Inventories	(141)	(116)
Prepaid expenses and other assets	100	(94)
Accounts payable and other liabilities	(512)	144
Net cash provided by operating activities	429	870

Investing Activities:
Capital expenditures	(282)	(321)
Reduction of investments	35	167
Purchases of investments	(38)	(39)
Other, net	2	(8)
Net cash used for investing activities	(283)	(201)

Financing Activities:
Cash dividends paid to common shareholders	(500)	(486)
Net change in short-term borrowings	456	253
Other, net	8	15
Net cash used for financing activities	(36)	(218)

Effect of exchange rates on cash and
cash equivalents	1	(7)
Net increase (decrease) in cash and
cash equivalents	111	444
Cash and cash equivalents, beginning
of period	3,521	2,716
Cash and cash equivalents, end of period	$3,632	$3,160

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

Revenue Recognition

Revenues from the sale of products are recognized when goods are shipped to customers and reliable estimates of product returns can be made. Reliable estimates of product returns can be made when business conditions permit the Company to make reasonable estimates of expected demand.

Following the approval of CLARITIN as an over-the-counter (OTC) product, revenue from sales of the prescription form of CLARITIN is recognized when the product is used to fill patient prescriptions because reliable estimates of product returns could not be made at the time of shipment. Further, following the expiration of the initial 180-day period of exclusivity for the first generic competitor of the OTC form of CLARITIN the Company expects additional private-label competition. As a result, revenues from the sales of OTC CLARITIN will be recognized at the time of shipment, but only to the extent that the Company can make reasonable estimates of product returns.

Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." The Company currently has no arrangements that would be subject to this interpretation.

In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No.149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". The adoption of SFAS No. 149 will have no effect on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which requires certain financial instruments to be classified as a liability (or an asset in some circumstances). Based on financial instruments currently outstanding, SFAS No. 150 will have no effect on the Company's financial statements.

Inventories

Inventories consisted of ($ in millions):
	June 30,	December 31,
	2003	2002

Finished products	$612	$540
Goods in process	585	449
Raw materials and supplies	352	311
Total inventories	$1,549	$1,300

Other Intangible Assets

The components of the balance sheet caption "other intangible assets, net" are as follows ($ in millions):
June 30, 2003	December 31, 2002

	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents and
Licenses	$661	$318	$343	$658	$293	$365
Trademarks and
Other	100	36	64	98	34	64
Total other
Intangible
Assets	$761	$354	$407	$756	$327	$429

These intangible assets are amortized on the straight-line method over their respective useful lives. In the six months ended June 30, 2003 and 2002, the Company paid $6 million and $12 million, respectively, for patent and licensing rights; these costs will be amortized over approximately 8 years. The residual value of intangible assets is estimated to be zero. Amortization expense related to other intangible assets for the six months ended June 30, 2003 and 2002 was $27 million and $34 million, respectively. Other intangible assets are reviewed to determine their recoverability by comparing their carrying values to their expected undiscounted future cash flows when events or circumstances warrant such a review. Full year amortization expense in each of the next five years is estimated to be approximately $55 million per year based on the intangible assets recorded as of June 30, 2003.

Accounting for Stock-Based Compensation

The following table reconciles net income and earnings per common share (EPS), as reported, for the three and six months ended June 30, 2003 and 2002 to pro forma net income and EPS, as if the Company had expensed the grant date fair value of both stock options and deferred stock units as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." These pro forma amounts may not be representative of the initial impact of adopting SFAS No. 123 since, as amended, it permits alternative methods of adoption.

($ in millions, except per share figures):
	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002
Net income, as reported	$ 182	$ 633	$355	$ 1,232
Add back: Expense included in reported net income for deferred stock units, net of tax	14	17	24	28
Deduct: Pro forma expense as if both stock options and deferred stock units were charged against net income, net of tax	(33)	(37)	(62)	(69)
Pro forma net income using the fair value method	$ 163	$ 613	$ 317	$ 1,191

Diluted EPS:
Diluted EPS, as reported	$ .12	$ .43	$ .24	$ .84
Pro forma diluted EPS using the fair value method	.11	.42	.22	.81
Basic EPS:
Basic EPS, as reported	$ .12	$.43	$.24	$.84
Pro forma basic EPS using the fair value method	.11	.42	.22	.81

Other (income) expense, net

For the three and six months ended June 30, 2003 and 2002, the components of other (income) expense, net are as follows ($ in millions):
	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2003	2002	2003	2002

Interest cost incurred	$14	$16	$30	$26
Less: amount capitalized on construction	(2)	(4)	(5)	(9)
Interest expense	12	12	25	17
Interest income	(15)	(18)	(28)	(35)
Foreign exchange (gains) losses	-	(2)	1	(4)
Other, net	(1)	(8)	10	(19)
Total	$ (4)	$ (16)	$ 8	$ (41)

Consent Decree

On May 17, 2002, the Company announced that it had reached an agreement with the U.S. Food and Drug Administration (FDA) for a consent decree to resolve issues involving the Company's compliance with current Good Manufacturing Practices (CGMP) at certain manufacturing facilities in New Jersey and Puerto Rico. The U.S. District Court for the District of New Jersey approved and entered the consent decree on May 20, 2002.

Under terms of the consent decree, the Company agreed to pay a total of $500 million to the U.S. government in two equal installments of $250 million; the first installment was paid in May 2002, and the second installment was paid in the second quarter of 2003. As previously reported, the Company accrued a $500 million provision for this consent decree in the fourth quarter of 2001.

In the event certain actions agreed upon in the consent decree are not satisfactorily completed on time, the FDA may assess payments for each deadline missed. The consent decree required the Company to develop and submit for FDA's concurrence comprehensive CGMP Work Plans for the Company's manufacturing facilities in New Jersey and Puerto Rico that are covered by the decree. The Company received FDA concurrence with its proposed CGMP Work Plans on May 14, 2003. The CGMP Work Plans contain a number of Significant Steps whose timely and satisfactory completion are subject to payments of $15,000 per business day for each deadline missed. These payments may not exceed $25 million for 2002, and $50 million for each of the years 2003, 2004 and 2005. These payments are subject to an overall cap of $175 million.

In connection with its discussions with FDA regarding the Company's CGMP Work Plans, and pursuant to the terms of the decree, the Company and FDA entered into a letter agreement dated April 14, 2003. In the letter agreement the Company and FDA agreed to extend by six months the time period during which the Company may incur payments as described above with respect to certain of the Significant Steps whose proposed due dates are December 31, 2005. The letter agreement does not increase the yearly or overall caps on payments described above.

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

Also, as noted in the "Legal, Environmental and Regulatory Matters" footnote below, the Company has received notice of a False Claims complaint brought by an individual purporting to act on behalf of the United States government against it and approximately 25 other pharmaceutical companies alleging that the pharmaceutical companies defrauded the United States by having made sales to various federal governmental agencies of drugs which were allegedly manufactured in a manner that did not comply with current Good Manufacturing Practices. The Company and the other defendants filed a motion to dismiss this action.

Merck Collaboration

The collaboration agreements between the Company and Merck & Co., Inc. (Merck) involve the joint development and marketing of ZETIA (ezetimibe) as a once-daily monotherapy, co-administration of ZETIA with statins, and ezetimibe as a once-daily fixed-combination tablet with simvastatin (Zocor), Merck's cholesterol-modifying medicine. The agreements also involve the development and marketing of a once-daily, fixed-combination tablet containing CLARITIN and Singulair. Singulair is Merck's once-daily leukotriene receptor antagonist for the treatment of asthma. In January 2002, Schering-Plough/Merck Pharmaceuticals reported on results of Phase III clinical trials of a fixed-combination tablet containing CLARITIN and Singulair, which did not demonstrate sufficient added benefits in the treatment of seasonal allergic rhinitis. The agreements generally provide for equal sharing of development costs and for co-promotion of approved products by each company in the United States and in most other countries of the world, except Japan. In Japan, no agreement exists. In general, co-promotion provides that each company will provide equal physician detailing efforts and bear the cost of its own sales force in marketing the products. The companies will share certain other costs (e.g., a portion of the costs for manufacturing, promotion, administration, etc.) and also share profits. The Company's share of research and development costs incurred related to the collaboration were $24 million and $46 million for the three and six months ended June 30, 2003, respectively. The Company's share of research and development costs incurred related to the collaboration were $21 million and $36 million for the three and six months ended June 30, 2002, respectively. The agreements do not provide for any jointly owned facilities and, as such, products resulting from the collaboration will be manufactured in facilities owned by either Merck or the Company. In addition, under certain conditions, Merck could make milestone payments to the Company totaling $152 million. During the second quarter of 2003, the Company earned a milestone payment of $20 million which relates to certain European approvals of ZETIA. This amount has been reported in other (income) expense, net in the Statements of Consolidated Income. The agreements do not have a specific expiration date.

The Company is reporting its share of profits as "alliance revenue," which is included in net sales. Alliance revenue for the three and six months ended June 30, 2003 was $30 million and $22 million, respectively. The Company's sales force costs are reported as selling, general and administrative expenses, and the Company's share of development expenses is reported as research and development expenses.

Borrowings

The Company has two committed, unsecured revolving credit facilities from a syndicate of financial institutions. Under one facility, up to $500 million can be drawn down through May 18, 2004, with repayment due by May 2005. Under a second multi-currency facility, an additional $500 million can be drawn down through the maturity date of May 2006. These facilities are available for general corporate purposes and are considered as support for the Company's commercial paper borrowings. These facilities do not require compensating balances; however, a nominal commitment fee is paid. As of June 30, 2003, no funds had been drawn down under these facilities.

In February 2003, the Company filed a shelf registration with the U.S. Securities and Exchange Commission (SEC) that enables the Company to issue up to $2 billion of debt securities for general corporate purposes, including the refinancing of short-term borrowings. The shelf registration has been declared effective. As of June 30, 2003, no securities had been issued under this registration statement.

Credit Ratings

On June 2, 2003, Moody's Investors Service (Moody's) confirmed the Company's "A1" senior unsecured and "P-1" commercial paper ratings while lowering its senior unsecured rating outlook from "stable" to "negative". On July 18, 2003 Standard & Poor's (S&P) placed the Company's "AA-" long-term and "A-1+" short-term corporate credit ratings on CreditWatch with negative implications. Subsequently, on July 29, 2003, S&P lowered the Company's corporate credit rating to "A+" and lowered the Company's short-term corporate credit and commercial paper ratings to "A-1" and removed the Company's credit ratings from CreditWatch. S&P maintained its negative long-term outlook.

Comprehensive Income

Total comprehensive income for the three months ended June 30, 2003 and 2002 was $284 million and $647 million, respectively. Total comprehensive income for the six months ended June 30, 2003 and 2002 was $473 million and $1,169 million, respectively.

Earnings Per Common Share

The shares used to calculate basic and diluted earnings per common share are reconciled as follows (number of shares in millions):

	Three Months Ended June 30,		Six months Ended June 30,
	2003	2002	2003	2002
Average shares outstanding	1,469	1,466	1,469	1,466
for basic earnings per share
Dilutive effect of options
and deferred stock units	2	4	2	4
Average shares outstanding
for diluted earnings per share	1,471	1,470	1,471	1,470

As of June 30, 2003, the equivalent of 48 million common shares issuable under the Company's stock incentive plans were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

Segment Data (Dollar amounts in millions)

The Company has three reportable segments: Global Pharmaceuticals, Consumer Health Care and Animal Health Care. The segment sales and profit data that follow are consistent with the Company's current management reporting structure, established in the second quarter of 2003. Prior period information presented herein has been restated to be on a comparable basis. The Global Pharmaceuticals segment discovers, develops, manufactures and markets human ethical pharmaceutical products. The Consumer Health Care segment develops, manufactures and markets OTC, footcare and suncare products. The Animal Health Care segment discovers, develops, manufactures and markets Animal Health products.

Net sales by segment:
	Three months ended June 30, 2003	Three months ended June 30, 2002	Six months ended June 30, 2003	Six months ended June 30, 2002

Global Pharmaceuticals	$1,927	$2,494	$3,581	$4,716
Consumer Health Care	240	168	517	352
Animal Health Care	171	171	313	321
Consolidated net sales	$2,338	$2,833	$4,411	$5,389

Profit by segment:
	Three months ended June 30, 2003	Three months ended June 30, 2002	Six months ended June 30, 2003	Six months ended June 30, 2002

Global Pharmaceuticals	$212	$805	$341	$1,504
Consumer Health Care	15	8	104	64
Animal Health Care	22	27	35	51
Corporate 1/	(22)	(18)	(36)	(19)
Consolidated profit before tax	$227	$822	$444	$1,600

1/ Corporate includes interest income and expense, foreign exchange gains and losses, headquarters expenses and other miscellaneous items. The accounting policies used for segment reporting are the same as those described in the "Summary of Significant Accounting Policies" in the Company's 2002 Annual Report.

Sales of products comprising 10% or more of the Company's U.S. or international sales in the six months ended June 30, 2003 were as follows:

	U.S.	International
Intron Franchise	$ 581	$ 503
Clarinex	277	116
Claritin OTC	212	-
Remicade	-	240

The Company does not disaggregate assets on a segment basis for internal management reporting and, therefore, such information is not presented.

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

The recorded liabilities for the above matters at June 30, 2003, and the related expenses incurred during the six months ended June 30, 2003 were not material. Expected insurance recoveries have not been considered in determining the costs for environmental-related liabilities. Management believes that, except for the matters discussed in the remainder of this section, it is remote that any material liability in excess of the amounts accrued will be incurred. With respect to the matters discussed in the remainder of this section, except where noted, it is not practicable to estimate a range of reasonably possible loss; where it is, a reserve has been included in the financial statements. Resolution of any or all of the matters discussed in the remainder of this section, individually or in the aggregate, could have a material adverse effect on the Company's results of operations or financial condition. Management reviews the status of these matters on an ongoing basis and from time to time may settle or otherwise resolve them on such terms and conditions as management believes are in the best interests of the Company. The Company is aware that settlements of matters of the types set forth in the remainder of this section, and in particular under "Investigations," frequently involve fines and/or penalties that are material to the financial condition and the results of operations of the entity entering into the settlement. There are no assurances that the Company will prevail in any of these matters, that settlements can be reached on acceptable terms or in amounts that do not exceed the amounts reserved. Further, the Company cannot predict the timing of the resolution of these matters or their outcomes.

Environmental

Residents in the vicinity of a publicly owned waste-water treatment plant in Barceloneta, Puerto Rico, have filed two lawsuits against the plant owner and operator, and numerous companies that discharge into the plant, including a subsidiary of the Company, for damages and injunctive relief relating to odors allegedly coming from the plant and connecting sewers. One of these lawsuits is a class action claiming damages of $600 million. No trial date has been set for these cases.

Patent Matters

In February 1998, Geneva Pharmaceuticals, Inc. (Geneva) submitted an Abbreviated New Drug Application (ANDA) to the U.S. FDA seeking to market generic CLARITIN tablets before the expiration in 2004 of the Company's desloratadine compound patent, which the Company believes protects CLARITIN. Geneva alleged that the desloratadine compound patent is invalid. This patent is material to the Company's business. In March 1998, the Company filed suit in federal court seeking a ruling that Geneva's ANDA submission constitutes infringement of the Company's desloratadine compound patent and that its challenge to this patent is without merit. In addition to Geneva, from 1998 through 2003, the following companies made similar ANDA submissions for generic CLARITIN tablets: Zenith Goldline Pharmaceuticals, Mylan Pharmaceuticals Inc., Teva Pharmaceuticals USA, Inc. (Teva), Ranbaxy Pharmaceuticals, Inc. (Ranbaxy), Genpharm Incorporated, and L. Perrigo Company (Perrigo). The following companies made similar ANDA submissions for generic CLARITIN syrup: Teva, Copley Pharmaceuticals, Inc., Novex Pharma, Alpharma USPD Inc., Taro Pharmaceuticals USA, Inc., Morton Grove Pharmaceuticals, Inc., and Perrigo. Andrx Pharmaceuticals, L.L.C. (Andrx) and Impax Laboratories Inc. (Impax) made similar ANDA submissions for generic CLARITIN-D 12 Hour and CLARITIN-D 24 Hour formulations. Ranbaxy made a similar ANDA submission for a generic CLARITIN-D 24 Hour formulation. ESI Lederle, Inc. (Lederle), a subsidiary of Wyeth, made a similar ANDA submission for a generic CLARITIN REDITAB formulation. The following companies submitted "paper" New Drug Applications ("paper" NDAs) under Section 505 (b)(2) of the Federal Food, Drug and Cosmetic Act seeking to market a generic OTC form of CLARITIN prior to the expiration of the Company's desloratadine compound patent: Whitehall-Robins Healthcare, a division of Wyeth (for an OTC REDITAB formulation), McNeil Consumer Healthcare (McNeil) (for OTC tablets), and Perrigo (for OTC tablets). In each case, the Company filed suit in federal court seeking a ruling that the applicable ANDA or "paper" NDA submission and proposed marketing of a generic prescription or OTC product constitutes infringement of the Company's desloratadine compound patent, and that the challenge to the patent is without merit. On August 8, 2002, a federal district court in New Jersey ruled on motions for summary judgment, finding that certain claims of the desloratadine compound patent were anticipated by a prior patent and, thus, were not valid. On September 18, 2002, the district court denied a request for reconsideration. The Company argued the appeal on April 8, 2003. McNeil withdrew its NDA and the appeal with respect to McNeil has been vacated. The Company anticipates that the appeal will be decided in the second half of 2003 or early 2004. With these rulings, actions against the defendants for infringement of the desloratadine compound patent will not proceed unless the Company's appeal is successful. The Company has also asserted that Impax's and Andrx's ANDAs for their generic CLARITIN-D 24 Hour formulations infringe the Company's patent covering its CLARITIN-D 24 Hour formulation. This issue has not yet been resolved by the district court.

In August 2001, Geneva Pharmaceuticals Technology Corp. (Geneva Pharmaceuticals) and Three Rivers Pharmaceuticals, L.L.C. (Three Rivers), and in January 2002, Teva, submitted separate ANDAs with the FDA seeking to market generic forms of 200 mg REBETOL (ribavirin) Capsules in the United States before the expiration of the Company's patents covering ribavirin formulations. Geneva Pharmaceuticals, Three Rivers and Teva have asserted that they do not infringe the Company's REBETOL patents and/or the patents are invalid. The REBETOL patents are material to the Company's business. In September 2001, October 2001 and March 2002, the Company filed suits in federal court seeking rulings that the ANDA submissions by Geneva Pharmaceuticals, Three Rivers and Teva, respectively, constitute infringement of the Company's patents and that the challenges to the Company's patents are without merit. During 2003, the Company entered into separate licensing agreements with Three Rivers, Geneva Pharmaceuticals and Teva that settled all patent litigation between the Company, Three Rivers, Teva and Geneva Pharmaceuticals and granted Three Rivers, Geneva Pharmaceuticals and Teva each a non-exclusive, non-sublicensable license to the Company's U.S. ribavirin patents. The agreements were subject to dismissal of Three Rivers', Geneva Pharmaceutical's or Teva's reported patent litigation with Ribapharm, Inc. That litigation was dismissed upon defendants' motion for summary judgment on July 16, 2003.

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

Investigations

In October 1999, the Company received a subpoena from the U.S. Attorney's Office for the Eastern District of Pennsylvania, pursuant to the Health Insurance Portability and Accountability Act of 1996, concerning the Company's contracts with pharmacy benefit managers (PBMs) and managed care organizations to provide disease management services in connection with the marketing of its pharmaceutical products. It appears that the subpoena was one of a number addressed to industry participants as part of an inquiry into, among other things, pharmaceutical marketing practices. The government's inquiry has focused on, among other things, whether the Company's disease management and other marketing programs and arrangements comply with federal health care laws and whether the value of its disease management programs and other marketing programs and arrangements should have been included in the calculation of rebates to the government. The Company has been cooperating with the investigation. In March 2002, the U.S. Attorney's Office began issuing grand jury subpoenas. The grand jury investigation appears to be focused on one or more transactions with managed care organizations where the government believes the Company offered or provided deeply discounted pharmaceutical products (known as "nominally priced" products, which are generally excluded from Medicaid rebate calculations), free or discounted disease management services, and other marketing programs and arrangements that delivered value, in order to place or retain one or more of the Company's major pharmaceutical products on the managed care organization's formulary. The grand jury appears to be investigating, among other things, (i) whether the transactions described above and conduct relating thereto violated federal anti-kickback statutes; and (ii) whether the value of the items and services described above should have been included in the Company's calculation of Medicaid rebates. The outcome of the investigations could include the commencement of civil and/or criminal proceedings involving substantial fines, penalties and injunctive or administrative remedies, including exclusion from government reimbursement programs, and the Company cannot predict whether the investigations will affect its marketing practices or sales. In February 2003, the Company increased its litigation reserves related to this investigation and the investigations described below by the U.S. Attorney's Office for the District of Massachusetts by $150 million. The increased litigation reserves reflect an adjustment to the Company's estimate of its minimum liability relating to those investigations, in compliance with generally accepted accounting principles (GAAP). Under GAAP, companies are required to estimate and recognize a minimum liability when a loss is probable but no better estimate of the loss can be made. The Company cannot predict the timing of the resolution of these matters. Also, under GAAP, the Company was required to recognize this liability in 2002. The Company notes that its total reserves reflect an estimate and that any final settlement or adjudication of any of these matters could possibly be less than or could materially exceed the aggregate liability accrued by the Company and could have a materially adverse effect on the operations or financial condition of the Company.

The Company is responding to investigations by the Department of Health and Human Services, the Department of Justice, the Committee on Energy and Commerce of the U.S. House of Representatives and certain states into certain industry and Company practices regarding average wholesale price (AWP). These investigations include a Department of Justice review of the merits of a federal action filed by a private entity on behalf of the United States in the U.S. District Court for the Southern District of Florida, as well as an investigation by the U.S. Attorney's Office for the District of Massachusetts, regarding, inter alia, whether the AWP set by pharmaceutical companies for certain drugs improperly exceeds the average prices paid by dispensers and, as a consequence, results in unlawful inflation of certain government drug reimbursements that are based on AWP. In March 2001, the Company received a subpoena from the Massachusetts Attorney General's office seeking documents concerning the use of AWP and other pricing and/or marketing practices. The Company is cooperating with these investigations. The outcome of these investigations could include the imposition of substantial fines, penalties and injunctive or administrative remedies.

The U.S. Attorney's Office for the District of Massachusetts is also investigating whether the Company's sales of a product manufactured under a private label arrangement with a managed care organization should have been included in the Company's Medicaid best price calculations. In early November 2002, the Company was served with two additional grand jury subpoenas by the U.S. Attorney for the District of Massachusetts. Among other information, the subpoenas seek a broad range of information concerning the Company's sales, marketing and clinical trial practices and programs with respect to INTRON A, REBETRON and TEMODAR; the Company's sales and marketing contacts with managed care organizations and doctors; and the Company's offering or provision of grants, honorariums or other items or services of value to managed care organizations, physician groups, doctors and educational institutions. The Company understands that this investigation is focused on whether certain sales, marketing and clinical trial practices and conduct related thereto, which in certain instances relate to the use of one or more of the above-mentioned products for indications for which FDA approval had not been obtained - so-called "off-label" uses - were in violation of federal laws and regulations with respect to off-label promotional activities. The investigation also appears to focus on whether drug samples, clinical trial grants and other items or services of value were given to providers to incentivize them to prescribe one or more of the above-mentioned products, including for "off-label" uses, in violation of the federal health care anti-kickback laws. The Company has implemented certain changes to its sales, marketing and clinical trial practices and is continuing to review those practices to ensure compliance with relevant laws and regulations. The Company is cooperating with these investigations. Future sales of INTRON A, REBETRON and TEMODAR may be adversely affected, but the Company cannot at this time predict the ultimate impact, if any, on such sales. The outcome of these investigations could include the commencement of civil and/or criminal proceedings involving the imposition of substantial fines, penalties and injunctive or administrative remedies, including exclusion from government reimbursement programs. In February 2003, the Company increased its litigation reserves related to the investigations by the U.S. Attorney's Office for the District of Massachusetts described in this paragraph and the paragraph immediately preceding it and the investigation described above by the U.S. Attorney's Office for the Eastern District of Pennsylvania, by $150 million. The Company cannot predict the timing of the resolution of these matters. The increased litigation reserves reflect an adjustment to the Company's estimate of its minimum liability relating to those investigations, in compliance with GAAP. Under GAAP, companies are required to estimate and recognize a minimum liability when a loss is probable but no better estimate of the loss can be made. Also, under GAAP, the Company was required to recognize this liability in 2002. The Company notes that its total reserves reflect an estimate and that any final settlement or adjudication of any of these matters could possibly be less than or could materially exceed the aggregate liability accrued by the Company and could have a materially adverse effect on the operations or financial condition of the Company. The Company cannot predict the timing of resolution of these matters or their outcomes.

As reported in the 8-K filed May 30, 2003, Schering-Plough has disclosed that, in connection with the above-described investigations by the U.S. Attorney's Office for the District of Massachusetts into its sales, marketing and clinical trial practices, among other matters, on May 28, 2003, Schering Corporation, a wholly owned and significant operating subsidiary of Schering-Plough, received a letter from that Office advising that Schering Corporation (including its subsidiaries and divisions) is a target of a federal criminal investigation with respect to four areas:

1. Providing remuneration, such as drug samples, clinical trial grants and other items or services of value, to managed care organizations, physicians and others to induce the purchase of Schering pharmaceutical products for which payment was made through federal health care programs;

2. Sale of misbranded or unapproved drugs, which the Company understands to mean drugs promoted for indications for which approval by the U.S. Food and Drug Administration had not been obtained (so-called "off-label uses");

3. Submitting false pharmaceutical pricing information to the government for purposes of calculating rebates required to be paid to the Medicaid program, by failing to include prices of products under a repackaging arrangement with a managed care customer as well as the prices of free and nominally priced goods provided to that customer to induce the purchase of Schering products; and

4. Document destruction and obstruction of justice relating to the government's investigation.

A "target" is defined in Department of Justice guidelines as a person as to whom the prosecutor or the grand jury has substantial evidence linking him or her to the commission of a crime and who, in the judgment of the prosecutor, is a putative defendant. (U.S. Attorney's Manual, Section 9-11.151).

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

On August 9, 2001, the Prescription Access Litigation (PAL) project, a Boston-based group formed in 2001 to litigate against drug companies, issued a press release stating that PAL members filed a lawsuit in New Jersey state court against the Company. In December 2001, the Company was served with an amended complaint in the case. The suit, which PAL purports to be a class action, alleges, among other things, that the Company's direct-to-consumer advertising falsely depicts the benefits of CLARITIN in violation of the New Jersey Consumer Fraud Act. In February 2002, the Company filed a motion to dismiss this case. In May 2002, the court dismissed the complaint in its entirety for failure to state a claim. The plaintiffs appealed, and the appeal was recently denied.

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

The Company is a defendant in a number of purported nationwide or state class action lawsuits in which plaintiffs seek a refund of the purchase price of laxatives or phenylpropanolamine-containing cough/cold remedies ("PPA products") they purchased. Other pharmaceutical manufacturers are co-defendants in some of these lawsuits. In general, plaintiffs claim that they would not have purchased or would have paid less for these products had they known of certain defects or medical risks attendant with their use. In the litigation of the claims relating to the Company's PPA products, courts in the national class action suit and several state class action suits have denied certification and dismissed the suits. A similar application to dismiss in New Jersey, the only remaining statewide class action suit involving the Company, is pending. The class action lawsuits involving the Company relating to the laxative products and recalled albuterol/VANCERIL/VANCENASE inhalers have also been filed against the Company seeking recovery for personal injuries or death. In several of these lawsuits punitive damages are claimed.

On March 31, 2003, the Company was served with a putative class action complaint filed in the United States District Court in New Jersey alleging that the Company, Richard Jay Kogan (who resigned as Chairman of the Board November 13, 2002 and retired as Chief Executive Officer, President and Director of the Company April 20, 2003) and the Company's Employee Savings Plan (Plan) administrator breached their fiduciary obligations to certain participants in the Plan. The allegations primarily relate to disclosures about the Company's Good Manufacturing Practices issues (which are discussed earlier in this "Securities and Class Action Litigation" section in relation to the Company's disclosures about its consent decree with FDA and related matters) and disclosures about the meetings with investors the week of September 30, 2002 and other communications (discussed under "SEC Inquiry and Related Litigation" below). In May 2003, the Company was served with a second putative class action complaint filed in the same court with allegations nearly identical to the complaint filed March 31, 2003. The Company is awaiting consolidation of these two actions.

Royalties/Contract Matters

In October 2001, ICN Pharmaceuticals, Inc. notified the Company of its intention to begin an alternative resolution dispute proceeding against the Company seeking the payment of royalties on REBETOL provided by the Company without charge or at a reduced charge to indigent patients participating in SCHERING'S COMMITMENT TO CARE program. The hearing of this matter began July 29, 2003.

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

Pricing Matters

During the third quarter of 2000, Warrick Pharmaceuticals (Warrick), the Company's generics subsidiary, was sued by the state of Texas. In June 2002, the Company and its subsidiary, Schering Corporation, were added as defendants. The lawsuit alleges that Warrick supplied the state with false reports of wholesale prices, which caused the state to pay Medicaid claims on prescriptions of Warrick's albuterol sulfate solution and inhaler at a higher-than-justified level. The state seeks damages of approximately $106 million against Warrick, including treble damages and penalties. The outcome of the litigation could result in the imposition of fines, penalties and injunctive remedies. If this case goes to trial, there are no assurances that the damages sought by the state will not exceed the amount set forth in the state's petition.

The Company and Warrick are defendants in numerous lawsuits brought in state and federal courts, which allege that the Company and Warrick reported inflated AWPs for prescription pharmaceuticals and thereby caused state and federal entities and third-party payers to make excess reimbursements to providers. Some of these actions also allege that the Company and Warrick failed to report accurate prices under the Medicaid Rebate Program and thereby underpaid rebates to some states. These actions, which began in October 2001, have been brought by state Attorneys General, private plaintiffs, nonprofit organizations and employee benefit funds. They allege violations of federal and state law, including fraud, antitrust, Racketeer Influenced Corrupt Organizations Act (RICO) and other claims. The actions seek unspecified damages, including treble and punitive damages.

SEC Inquiry and Related Litigation

We continue to cooperate with the SEC staff in its enforcement proceeding against the Company and Richard Jay Kogan regarding meetings held with investors the week of September 30, 2002 and other communications.

The federal putative class actions filed against the Company and Mr. Kogan regarding the meetings held with investors the week of September 30, 2002 and other communications were consolidated and, pursuant to that consolidation, an amended complaint dated March 13, 2003 was filed, alleging violations of Sections 10(b), 20(a) and 20(A) of the Securities Exchange Act of 1934 relating to the alleged disclosures made during the meetings mentioned in the paragraph above. The Company filed a motion to dismiss these class actions May 6, 2003, and the plaintiffs have sought leave of the court to file a second amended complaint.

Other Matters

In April 2003, the Company received notice of a False Claims Act complaint brought by an individual purporting to act on behalf of the United States government against it and approximately 25 other pharmaceutical companies in the United States District Court for the Northern District of Texas. The complaint alleges that the pharmaceutical companies, including the Company, have defrauded the United States by having made sales to various federal governmental agencies of drugs which were allegedly manufactured in a manner that did not comply with current Good Manufacturing Practices. The Company and the other defendants filed a motion to dismiss this action on July 23, 2003.

Tax Matters

In October 2001, IRS auditors asserted, in reports, that the Company is liable for additional tax for the 1990 through 1992 tax years. The reports allege that two interest rate swaps that the Company entered into with an unrelated party should be recharacterized as loans from affiliated companies, resulting in additional tax on income. The tax sought by the IRS auditors relating to recharacterization is approximately $195 million, plus interest. The Company has not accrued the $195 million because the Company and its tax advisers do not believe it is probable that the IRS will prevail in this matter.

INDEPENDENT ACCOUNTANTS' REPORT

To the Shareholders and Board of Directors of

Schering-Plough Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Schering-Plough Corporation and subsidiaries (the "Corporation") as of June 30, 2003, and the related statements of consolidated income for the three-month and six-month periods ended June 30, 2003 and 2002 and the statements of consolidated cash flows for the six-month periods ended June 30, 2003 and 2002. These interim financial statements are the responsibility of the Corporation's management.

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

Based on our review, we are not aware of any material modifications that should be made to such consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

July 31, 2003

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - three and six months ended June 30, 2003 compared with the corresponding periods in 2002.

Net Sales

Consolidated net sales for the second quarter totaled $2.3 billion, a decrease of $495 million or 17 percent compared with the same period in 2002. Consolidated net sales for the second quarter reflected a volume decline of 24 percent, a favorable foreign exchange rate impact of 6 percent and price increase impact of 1 percent. For the six months, net sales decreased $978 million or 18 percent versus 2002. Consolidated net sales for the first six months reflected a volume decline of 25 percent, a favorable foreign exchange rate impact of 5 percent and price increase impact of 2 percent. Net sales in the United States decreased 34 percent versus the second quarter of 2002 and 36 percent for the six-month period. International sales advanced 7 percent for the second quarter and 9 percent for the first half of the year. Foreign currency exchange rate fluctuations had a favorable impact on international sales of 14 percent for the quarter and 13 percent for the first six months.

Net sales by major therapeutic category for the second quarter and six months were as follows ($ in millions):
	Second Quarter			Six Months
	2003	2002	%	2003	2002	%
Anti-infective & Anticancer	$ 870	$ 891	(2)	$1,650	$1,688	(2)
Allergy & Respiratory	621	1,147	(46)	1,074	2,161	(50)
Cardiovasculars	167	115	45	279	232	20
Dermatologicals	143	112	28	262	232	13
Other Pharmaceuticals	126	229	(45)	316	403	(21)
Global Pharmaceuticals	1,927	2,494	(23)	3,581	4,716	(24)
Over-the-Counter (OTC)	122	37	N/M	276	76	N/M
Foot Care	79	79	-	137	152	(10)
Sun Care	39	52	(24)	104	124	(16)
Consumer Health Care	240	168	43	517	352	47

Animal Health Care	171	171	-	313	321	(3)

Consolidated net sales	$2,338	$2,833	(17)	$4,411	$5,389	(18)

N/M - not a meaningful percentage

Net sales of global anti-infective and anticancer products decreased 2 percent in the second quarter of 2003 and 2 percent year-to-date. Sales of the INTRON franchise, used for the treatment of hepatitis C, decreased 14 percent, to $569 million for the quarter and decreased 11 percent to $1.1 billion year-to-date due to market share declines, changes in trade inventory levels in the United States and lower sales in Japan. Market share of the INTRON franchise has been declining, reflecting the entrance of a competitor's new products in the hepatitis C market earlier this year. Also, as previously reported, the Company anticipates potential generic competition in the United States for REBETOL in the second half of 2003. U.S. sales of Rebetol were $102 million for the second quarter and $238 million for the first six months of 2003. The INTRON franchise includes the anticancer/antiviral agent INTRON A Injection, as monotherapy and in combination with REBETOL Capsules for treating hepatitis C, and PEG-INTRON Powder for Injection, a longer-acting form of INTRON A, as monotherapy and in combination with REBETOL for treating hepatitis C.

Sales in the anti-infective and anticancer therapeutic category also benefited from international sales of REMICADE, for the treatment of rheumatoid arthritis, Crohn's disease and ankylosing spondylitis. Sales of REMICADE were up $50 million or 65 percent to $126 million for the second quarter and up $103 million or 76 percent to $240 million year-to-date due to increased patient utilization. Global sales of TEMODAR Capsules, for treating certain types of brain tumors, increased 17 percent to $87 million for the quarter and 10 percent to $146 million for the first six months due to increased market penetration. International sales of CAELYX, a long-circulating pegylated liposomal formulation of doxorubicin hydrochloride, increased 53% to $26 million for the quarter and 54% to $49 million for the six-month period due to increased patient utilization coupled with the ongoing launch of a new indication for the treatment of metastatic breast cancer in patients who are at increased cardiac risk.

Global net sales of allergy and respiratory products decreased 46 percent in the quarter and 50 percent versus the six-month period of 2002. This category of sales was negatively impacted by the rapid decline in sales of prescription CLARITIN, resulting from its loss of market exclusivity in the United States along with conversion from prescription to OTC status in December 2002. Global sales of prescription CLARITIN were $112 million in the second quarter of 2003 and $221 million year-to-date, compared with $792 million in the second quarter of 2002 and $1,451 million in the first six months of 2002. U.S. sales of prescription CLARITIN recognized in the second quarter of 2003 were $13 million, versus sales of $677 million in the 2002 period and sales of $29 million were recognized versus sales of $1,242 million for the six-month period. As previously disclosed, the Company fully reserved for any prescription CLARITIN trade inventory existing at year-end 2002. As a result, reported sales for the second quarter represent the difference between trade inventory at the end of the 2003 first quarter and trade inventory at the end of the 2003 second quarter, less actual product returns. International sales of prescription CLARITIN declined 14 percent to $99 million from $115 million in the 2002 second quarter and declined 8 percent to $192 million from $209 million for the six-month periods due to continued conversion of patients from CLARITIN to CLARINEX, tempered by sales growth in Japan reflecting the September 2002 launch of the product.

Global net sales of CLARINEX for the treatment of seasonal outdoor allergies and year-round indoor allergies were $219 million for the second quarter of 2003 and $392 million year-to-date, increases of 27 percent and 52 percent, respectively, reflecting the continued conversion of patients from prescription CLARITIN to CLARINEX coupled with the launch of CLARINEX in several international markets. These factors were tempered by changes in U.S. trade inventory levels and contraction of the U.S. prescription antihistamine market following the launch of OTC CLARITIN. CLARINEX continues to experience intense competition in the U.S. allergy market.

Net sales of NASONEX Nasal Spray, a once-daily nasal-inhaled steroid for allergies, increased 74 percent to $175 million for the second quarter and 7 percent to $254 million for the first six months. The increase in the second quarter was due to favorable timing differences in U.S. trade inventory levels coupled with market share gains in international markets. In the prior year second quarter, U.S. trade inventory levels declined, while in the current 2003 quarter, U.S. trade inventory levels increased over first quarter 2003 levels. For the year-to-date period, the increase was due to market share gains in international markets. NASONEX is experiencing intense competition in the U.S. allergy market.

Global net sales of cardiovascular products increased 45 percent in the quarter and 20 percent year-to-date due to higher sales of INTEGRILIN Injection, a glycoprotein platelet aggregation inhibitor for the treatment of patients with acute coronary syndromes. INTEGRILIN sales increased $14 million or 18 percent in the quarter and $35 million or 24 percent year-to-date due to increased trade buying and increased patient utilization in the United States. ZETIA, a novel cholesterol absorption inhibitor, was launched in the United States and several international markets in November 2002. Several additional market launches have occurred to date. Global sales of ZETIA were $123 million in the second quarter and $169 million year-to-date. Schering-Plough reports its share of profits (before allocation of primary care selling resources) for ZETIA as "alliance revenue," which is included in net sales. ZETIA alliance revenue was $30 million and $22 million for those periods, respectively.

Dermatological products' global net sales increased 28 percent in the second quarter and 13 percent for the six-month period primarily due to the nonrecurrence of prior year supply issues.

Net sales of consumer health care products, which include OTC, foot care and sun care products, increased 43 percent in the second quarter and increased 47 percent for the first six months of 2003. OTC product net sales increased $85 million for the quarter and $200 million year-to-date due to the launch of OTC CLARITIN in December 2002. Sales of OTC CLARITIN were $88 million for the second quarter and $212 million year-to-date. During the second half of 2003, the Company faces additional private-label competition for OTC CLARITIN, as the initial 180-day period of exclusivity expires for the first OTC generic competitor. Net sales of foot care products remained flat for the second quarter and decreased 10 percent for the six-month period due to the nonrecurrence of a prior year trade stock-in for the LOTRIMIN ULTRA launch. Second quarter and year-to-date net sales of sun care products decreased 24 percent and 16 percent, respectively, versus the prior year.

Global net sales of animal health care products remained flat in the second quarter and decreased 3 percent for the first six months due to unfavorable market conditions coupled with manufacturing supply issues of certain products, described in "Additional Factors Influencing Operations" below.

Costs and Expenses

Cost of sales as a percentage of sales increased to 33.5 percent in the quarter from 23.8 percent in 2002 and increased to 32.7 percent in the first six months from 23.3 percent in 2002. The increases were primarily due to a change in product sales mix resulting from the loss of U.S. sales of prescription CLARITIN. The increases were also the result of higher unit manufacturing costs and increased spending for the Company's current Good Manufacturing Practices (CGMP) compliance efforts.

Selling, general and administrative expenses decreased 6 percent to $938 million in the second quarter and decreased 7 percent to $1.8 billion year-to-date, versus $995 million and $1.9 billion, respectively in 2002. The decreases were mostly due to lower spending in the United States. The ratios to sales of 40.1 percent and 40.4 percent are higher than the ratios of 35.1 percent and 35.5 percent in the respective prior year periods, primarily due to lower overall sales reported in the 2003 second quarter and first six months and the ongoing promotional and sales support efforts for recently launched products.

Research and development spending increased 10 percent in the second quarter representing 16.8 percent of sales in 2003 versus 12.6 percent of sales in 2002. For the first six months, spending increased 11 percent and represented 16.7 percent of sales versus 12.3 percent of sales in 2002. R&D spending increased due to higher spending in the area of drug development, including clinical trials such as outcomes trials for ZETIA and simvastatin combination therapy.

Income before income taxes decreased 72 percent for the quarter compared with 2002, and represented 9.7 percent of sales versus 29.0 percent last year. For the six-month period, income before income taxes decreased 72 percent and represented 10.1 percent of sales versus 29.7 percent in 2002.

The effective tax rate was 20.0 percent in the second quarter and first six months of 2003 and 23.0 percent in 2002. The lower rate was primarily due to the loss of prescription CLARITIN sales in the United States which resulted in a change in the mix of pre-tax earnings such that jurisdictions with lower tax rates now constitute a greater proportion of the total.

Diluted earnings per common share decreased 72 percent in the second quarter to $0.12 from $0.43 in 2002 and decreased 71 percent for the first six months to $0.24 from $0.84 in 2002. Foreign currency exchange rate fluctuations had a favorable impact on diluted earnings per share of 5 percent in the second quarter and 4 percent for the first six months of 2003. The Company advises that the trend in earnings per share should be viewed with and without the impact of foreign currency exchange rates.

Liquidity and financial resources - six months ended June 30, 2003

Cash provided by operating activities totaled $429 million in the first six months of 2003 versus $870 million for the same period in 2002. Cash provided by operating activities declined due to lower earnings that resulted primarily from the loss of marketing exclusivity for CLARITIN in the United States along with its conversion to OTC status.

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

For the first quarter of 2003, much of the cash flow impact of lower earnings was mitigated by the collection of accounts receivable that followed the decline in the CLARITIN business. As a result, cash flow from operations during the first quarter was sufficient to fund working capital, capital expenditures and dividends.

For the second quarter of 2003, consolidated cash flow from operations included the second installment payment of $250 million under the terms of the consent decree described in "Additional Factors Influencing Operations" below. This payment offset any other cash flow from operations. As a result, the Company funded all its cash needs for capital expenditures and dividends through short-term borrowings.

For the remainder of 2003 and possibly beyond, cash provided by operating activities will not be sufficient to fund working capital, capital expenditures and dividends if these items remain at levels comparable to that in the first and second quarters. Further, cash flow needs in subsequent quarters of 2003 and beyond could include payments arising from the matters described in the "Legal, Environmental and Regulatory Matters" footnote included in the financial statements to this report. At this time, management cannot estimate the amounts or timing of any such potential payments.

Cash and cash equivalents totaled $3,632 million at June 30, 2003. In addition, the Company had short-term investments of time deposits with maturities of five months or less totaling $479 million at June 30, 2003. Substantially all cash and cash equivalents and short-term investments are held by wholly-owned, foreign-based subsidiaries.

Short-term borrowings and the current portion of long-term debt totaled $1,878 million at June 30, 2003. Approximately 95% of these borrowings is owed by wholly-owned, U.S.-based subsidiaries of the Company.

The cash flow needs in excess of cash provided by operating activities that is discussed above and for items such as consent decree payments, additional matters described in the "Legal, Environmental and Regulatory Matters" footnote and debt payments are expected to occur entirely within the U.S. operations. Cash provided by foreign operating activities is expected to be sufficient to fund foreign working capital needs and foreign capital expenditures.

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

In February 2003, the Company filed a shelf registration with the SEC that enables the Company to issue up to $2 billion of long-term unsecured debt securities. The shelf registration has been declared effective. The Company intends to use net proceeds from the sale of the securities for general corporate purposes, including the refinancing of U.S. short-term debt. As of June 30, 2003, no securities had been issued under this registration statement.

The Company has two committed, unsecured revolving credit facilities from a syndicate of financial institutions. Under one facility, up to $500 million can be drawn down in the United States through May 18, 2004, with repayment due by May 2005. Under a second multi-currency facility, an additional $500 million can be drawn down in the United States through the maturity date of May 2006. As of June 30, 2003, no funds were drawn down under these facilities.

Credit Ratings

On June 2, 2003, Moody's Investors Service (Moody's) confirmed the Company's "A1" senior unsecured and "P-1" commercial paper ratings while lowering its senior unsecured rating outlook from "stable" to "negative". On July 18, 2003 Standard & Poor's (S&P) placed the Company's "AA-" long-term and "A-1+" short-term corporate credit ratings on CreditWatch with negative implications. Subsequently, on July 29, 2003, S&P lowered the Company's corporate credit rating to "A+" and lowered the Company's short-term corporate credit and commercial paper ratings to "A-1" and removed the Company's credit ratings from CreditWatch. S&P maintained its negative long-term outlook.

Off-Balance Sheet Financing

As disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, the Company employs a number of strategies to balance the cash requirements of its subsidiaries. One of these strategies utilizes two long-term interest rate swap contracts, one between a foreign-based subsidiary and a bank and the other between a U.S. subsidiary and the same bank. The two contracts have equal and offsetting terms and are covered by a master netting arrangement.

The contract involving the foreign-based subsidiary permits the subsidiary to prepay a portion of its future obligation to the bank, and the contract involving the U.S. subsidiary permits the bank to prepay a portion of its future obligation to the U.S. subsidiary.

Interest is paid on the prepaid balances by both parties at market rates. Prepayments totaling $1.9 billion have been made under both contracts as of June 30, 2003. The prepaid amounts have been netted in the preparation of the consolidated balance sheet in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts". The FASB is considering changing the accounting for prepaid swaps and similar arrangements to disallow netting and instead require the prepayment under one contract to be reported as a long-term investment and the prepayment under the other contract to be reported as a long-term liability.

Management does not believe that this potential change in financial reporting for prepaid swaps would have a material impact on the Company's liquidity or financial resources. The change in financial reporting could result in the addition to the balance sheet of a long-term investment and long-term debt in equal amounts.

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

Since the Company is unable to predict the final form and timing of any future domestic or international governmental or other health care initiatives, including the passage of an outpatient prescription drug benefit in Medicare and the passage of laws permitting the importation of pharmaceuticals into the United States, their effect on operations and cash flows cannot be reasonably estimated. Similarly, the effect on operations and cash flows of decisions of government entities, managed care groups and other groups concerning formularies and pharmaceutical reimbursement policies cannot be reasonably estimated.

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

On November 27, 2002, the Company announced that all five formulations of the CLARITIN brand of non-drowsy allergy products had been approved at their original prescription strengths by the FDA as OTC medicines for the treatment of allergies. The Company also has been informed by the FDA that the New Drug Applications (NDAs) for these CLARITIN formulations, as well as for all indications (allergies and hives), will be transferred from the FDA's Pulmonary Division Office of Drug Evaluation II to the Division of Over-the-Counter Drug Products Office of Drug Evaluation V. The Company launched OTC CLARITIN in the United States in December 2002. Also in December 2002, a competing OTC loratadine product was launched in the United States. During the second half of 2003, the Company faces additional private-label competition for its OTC CLARITIN line of nonsedating antihistamines, as the initial 180-day period of exclusivity expires for the first OTC generic competitor.

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

The switch of CLARITIN to OTC status and the introduction of competing OTC loratadine has resulted in a rapid, sharp and material decline in CLARITIN sales in the United States and the Company's results of operations. U.S. sales of prescription CLARITIN products were $13 million and $677 million in the second quarter of 2003 and 2002, respectively, or 1 percent and 24 percent, respectively, of the Company's consolidated global sales for those quarters. For the six-month period, U.S. sales of prescription CLARITIN products were $29 million and $1,242 million in 2003 and 2002, respectively, or 1 percent and 23 percent, respectively, of the Company's consolidated global sales. Sales of CLARINEX in the United States and abroad could also be materially adversely affected by the presence of generic OTC loratadine or OTC CLARITIN in the market given the contraction of the prescription antihistamine market. In light of the factors described above, management believes that the Company's December 2002 introduction of OTC CLARITIN, as well as the introduction of a competing OTC loratadine product in December 2002 and additional entrants of generic OTC loratadine products in the market, will likely have a rapid, sharp and material adverse effect on the Company's results of operations for an indeterminate period of time.

As disclosed in filings with the U.S. Securities and Exchange Commission (SEC) and as noted in the "Legal, Environmental and Regulatory Matters" footnote included in the financial statements to this report, three drug manufacturers have submitted ANDAs to the FDA seeking to market generic forms of REBETOL (ribavirin) Capsules in the United States before the expiration of the Company's patents covering ribavirin formulations. The Company has sued those manufacturers in federal court for infringement. During 2003, the Company entered into separate licensing agreements with Three Rivers Pharmaceuticals, L.L.C. (Three Rivers), Geneva Pharmaceuticals, Inc. (Geneva) and Teva Pharmaceuticals USA, Inc. (Teva) that settled all patent litigation between the Company, Three Rivers, Geneva and Teva and granted those three companies each a non-exclusive, non-sublicensable license to the Company's U.S. ribavirin patents. These settlements do not affect Three Rivers', Geneva's or Teva's reported patent litigation with Ribapharm, Inc. relating to ribavirin patents. That litigation was dismissed upon defendants' motion for summary judgment on July 16, 2003. Generic forms of ribavirin could enter the U.S. market in 2003, assuming FDA's approval of a generic ribavirin. The REBETOL patents are material to the Company's business. U.S. sales of REBETOL in the second quarter and first six months of 2003 were $102 million and $238 million, respectively.

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

Under terms of the consent decree, the Company paid a total of $500 million to the U.S. government in two equal installments of $250 million; the first installment was paid in May 2002 and the second installment was paid in May 2003. As previously reported, the Company accrued a $500 million provision for this consent decree in the fourth quarter of 2001.

In the event certain actions agreed upon in the consent decree are not satisfactorily completed on time, the FDA may assess payments for each deadline missed. The consent decree required the Company to develop and submit for FDA's concurrence comprehensive CGMP Work Plans for the Company's manufacturing facilities in New Jersey and Puerto Rico that are covered by the decree. The Company received FDA concurrence with its proposed CGMP Work Plans on May 14, 2003. The CGMP Work Plans contain a number of Significant Steps whose timely and satisfactory completion are subject to payments of $15,000 per business day for each deadline missed. These payments may not exceed $25 million for 2002, and $50 million for each of the years 2003, 2004 and 2005. These payments are subject to an overall cap of $175 million.

In connection with its discussions with FDA regarding the Company's CGMP Work Plans, and pursuant to the terms of the decree, the Company and FDA entered into a letter agreement dated April 14, 2003. In the letter agreement the Company and FDA agreed to extend by six months the time period during which the Company may incur payments as described above with respect to certain of the Significant Steps whose proposed due dates are December 31, 2005. The letter agreement does not increase the yearly or overall caps on payments described above.

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

In April 2003, the Company received notice of a False Claims Act complaint brought by an individual purporting to act on behalf of the United States government against it and approximately 25 other pharmaceutical companies in the United States District Court for the Northern District of Texas. The complaint alleges that the pharmaceutical companies, including the Company, have defrauded the United States by having made sales to various federal governmental agencies of drugs which were allegedly manufactured in a manner that did not comply with current Good Manufacturing Practices. The Company and the other defendants filed a motion to dismiss this action on July 23, 2003.

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
  Government laws and regulations (and changes in laws and regulations) affecting domestic and international operations and the enforcement thereof including, among other laws and regulations, those resulting from healthcare reform initiatives and Medicare drug benefit and drug importation legislation in the United States at the state and federal level and in other countries, as well as laws and regulations relating to trade, antitrust, monetary and fiscal policies, taxes, price controls and possible nationalization.
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
  Failure to meet Good Manufacturing Practices established by the FDA and other governmental authorities can result in delays in the approval of products, release of products, seizure or recall of products, suspension or revocation of the authority necessary for the production and sale of products, fines and other civil or criminal sanctions. The resolution of manufacturing issues with the FDA discussed in this report are subject to substantial risks and uncertainties. These risks and uncertainties, including the timing, scope and duration of a resolution of the manufacturing issues, will depend on the ability of the Company to assure the FDA of the quality and reliability of its manufacturing systems and controls, and the extent of remedial and prospective obligations undertaken by the Company.
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
  Major products such as CLARITIN, CLARINEX, INTRON A, PEG-INTRON, REBETOL Capsules and NASONEX accounted for a material portion of the Company's 2002 revenues. If any major product were to become subject to a problem such as loss of patent protection, OTC availability (as indicated above for CLARITIN and its current and potential OTC competition), previously unknown side effects; if a new, more effective treatment should be introduced; or if the product is discontinued for any reason, the impact on revenues could be significant. Further such information about important new products such as ZETIA or other important products in our pipeline may impact future revenues.
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
  Instability, disruption or destruction in a geographic region important to us - due to the location of our manufacturing facilities, distribution facilities or customers - regardless of cause, including war, terrorism, riot, civil insurrection or social unrest; and natural or man-made disasters, including famine, flood, fire, earthquake and storm.
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

Item 4. Controls and Procedures

Management, including the chief executive officer and the chief financial officer, has evaluated the Company's disclosure controls and procedures as of the end of the quarterly period covered by this Form 10-Q and has concluded that the Company's disclosure controls and procedures are effective. They also concluded that there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings

Legal proceedings involving the Company are described in the 2002 10-K and the 2003 first quarter 10-Q, together referred to as the "Report" in this Legal Proceedings Item. Unless specifically indicated below, matters described in the Report are still pending. The following description should be read together with the Report and covers material developments to previously reported proceedings and new legal proceedings involving the Company that arose since the May 13, 2003 filing date of the 2003 first quarter 10-Q.

New Litigation

In May 2003, the Company was served with a second putative class action complaint filed in the United States District Court in New Jersey, which is nearly identical to the previously reported case filed in the same court on March 31, 2003, alleging that the Company, Richard Jay Kogan (who resigned as Chairman of the Board November 13, 2002 and retired as Chief Executive Officer, President and Director of the Company April 20, 2003) and the Company's Employee Savings Plan (Plan) administrator breached their fiduciary obligations to certain participants in the Plan. The allegations primarily relate to disclosures about the Company's Good Manufacturing Practices issues (which are discussed under "Securities and Class Action Litigation" in relation to the Company's disclosures about its consent decree with FDA and related matters) and disclosures about the meetings with investors the week of September 30 and other communications (discussed in the "Legal, Environmental and Regulatory Matters" footnote). The Company is awaiting consolidation of these two actions.

Update

As reported in the 8-K filed May 30, 2003, Schering-Plough has disclosed that, in connection with the investigations by the U.S. Attorney's Office for the District of Massachusetts into its sales, marketing and clinical trial practices, among other matters, described under the heading "Legal, Environmental and Regulatory Matters - Investigations" in the Notes to the Consolidated Financial Statements, on May 28, 2003, Schering Corporation, a wholly owned and significant operating subsidiary of Schering-Plough, received a letter from that Office advising that Schering Corporation (including its subsidiaries and divisions) is a target of a federal criminal investigation with respect to four areas:

1. Providing remuneration, such as drug samples, clinical trial grants and other items or services of value, to managed care organizations, physicians and others to induce the purchase of Schering pharmaceutical products for which payment was made through federal health care programs;

2. Sale of misbranded or unapproved drugs, which the Company understands to mean drugs promoted for indications for which approval by the U.S. Food and Drug Administration had not been obtained (so-called "off-label uses");

3. Submitting false pharmaceutical pricing information to the government for purposes of calculating rebates required to be paid to the Medicaid program, by failing to include prices of products under a repackaging arrangement with a managed care customer as well as the prices of free and nominally priced goods provided to that customer to induce the purchase of Schering products; and

4. Document destruction and obstruction of justice relating to the government's investigation.

A "target" is defined in Department of Justice guidelines as a person as to whom the prosecutor or the grand jury has substantial evidence linking him or her to the commission of a crime and who, in the judgment of the prosecutor, is a putative defendant. (U.S. Attorney's Manual, Section 9-11.151).

Item 4. Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held on April 22, 2003, and the matters considered and voting results were included in the Company's 2003 first quarter 10-Q which was filed May 13, 2003.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits - The following Exhibits are filed with this document

Exhibit Number	Description
10.1

Employment Agreement dated as of April 20, 2003 between Fred Hassan and Schering-Plough Corporation, incorporated by reference to Exhibit 99.2 to the Schering-Plough Corporation 8-K filed April 21, 2003, File No. 1-6571

10.2

Employment Agreement dated as of May 12, 2003 between Carrie Cox and Schering-Plough Corporation, incorporated by reference to Exhibit 99.6 to the Schering-Plough Corporation 8-K filed May 13, 2003, File No. 1-6571

12	Computation of Ratio of Earnings to Fixed Charges
15	Awareness letter
31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chairman of the Board, Chief Executive Officer and President
31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification for Executive Vice President and Chief Financial Officer
32.1	Sarbanes-Oxley Act of 2002, Section 906 Certification for Chairman of the Board, Chief Executive Officer and President
32.2	Sarbanes-Oxley Act of 2002, Section 906 Certification for Executive Vice President and Chief Financial Officer

(b)	Reports on Form 8-K:

During the three-month period ended June 30, 2003, the Company filed four current reports on Form 8-K:

1.	Report filed April 21, 2003, under Item 5 - Other Events and Regulation FD Disclosure and Item 7 - Financial Statements and Exhibits.
2.	Report filed May 13, 2003, under Item 7 - Financial Statements and Exhibits and Item 9 - Regulation FD Disclosure.
3.	Report filed May 30, 2003, under Item 5 - Other Events and Regulation FD Disclosure and Item 7 - Financial Statements and Exhibits.
4.	Report filed June 3, 2003, under Item 5 - Other Events and Regulation FD Disclosure, Item 7 - Financial Statements and Exhibits and Item 9 - Regulation FD Disclosure.

SIGNATURE(S)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Schering-Plough Corporation
(Registrant)

Date July 31, 2003	/s/Thomas H. Kelly
Thomas H. Kelly Vice President and Controller (Duly Authorized Officer and Chief Accounting Officer)