Form 10-Q
period 2003-09-30
SCHERING PLOUGH CORP
filed 2003-11-07
CIK 310158

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Common Shares Outstanding as of September 30, 2003: 1,469,419,902

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(UNAUDITED)
(Amounts in millions, except per share figures)
	Three months Ended September 30,		Nine months Ended September 30,

	2003	2002	2003	2002

Net sales	$2,041	$2,421	$6,452	$7,810
Costs and Expenses:
Cost of sales	652	644	2,094	1,898
Selling, general and administrative	873	870	2,653	2,784
Research and development	401	354	1,139	1,017
Other (income) expense, net	391	(4)	399	(47)
	2,317	1,864	6,285	5,652
Income/(loss) before income taxes	(276)	557	167	2,158
Income tax expense/(benefit)	(11)	128	77	496
Net income/(loss)	$(265)	$429	$90	$1,662

Diluted earnings/(loss) per common share	$(.18)	$.29	$.06	$1.13

Basic earnings/(loss) per common share	$(.18)	$.29	$.06	$1.13

Dividends per common share	$.17	$.17	$.51	$.50

See notes to consolidated financial statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in millions, except per share figures)

	September 30,	December 31,
	2003	2002
Assets
Cash and cash equivalents	$3,659	$3,521
Short-term investments	647	481
Accounts receivable, net	1,273	1,808
Inventories	1,614	1,300
Deferred income taxes	507	625
Prepaid expenses
and other current assets	604	537
Total current assets	8,304	8,272
Property, plant and equipment	6,612	6,208
Less accumulated depreciation	2,196	1,972
Property, net	4,416	4,236
Goodwill	234	232
Other intangible assets, net	399	429
Other assets	985	967
Total assets	$14,338	$14,136

Liabilities and Shareholders' Equity
Accounts payable	$972	$1,063
Short-term borrowings and current
portion of long-term debt	2,556	1,423
Other accrued liabilities	2,457	2,243
Total current liabilities	5,985	4,729
Long-term liabilities	740	1,265
Shareholders' Equity:
Preferred shares - $1 par value;
issued - none	-	-
Common shares - $.50 par value;
issued: 2,030	1,015	1,015
Paid-in capital	1,214	1,203
Retained earnings	11,181	11,840
Accumulated other comprehensive income	(361)	(477)
Total	13,049	13,581
Less treasury shares: 2003 - 560 shares;
2002 - 562 shares, at cost	5,436	5,439
Total shareholders' equity	7,613	8,142
Total liabilities and shareholders' equity	$14,338	$14,136

See notes to consolidated financial statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(UNAUDITED)

(Amounts in millions)

	2003	2002

Operating Activities:
Net income	$90	$1,662
Depreciation and amortization	297	279
Accounts receivable	594	(259)
Inventories	(207)	(182)
Prepaid expenses and other assets	27	(95)
Accounts payable and other liabilities	(426)	79
Net cash provided by operating activities	375	1,484

Investing Activities:
Capital expenditures	(462)	(523)
Reduction of investments	35	103
Purchases of investments	(212)	(229)
Purchase of business	-	(16)
Other, net	5	5
Net cash used for investing activities	(634)	(660)

Financing Activities:
Cash dividends paid to common shareholders	(750)	(736)
Net change in short-term borrowings	1,136	505
Other, net	10	9
Net cash provided by (used for) financing activities	396	(222)

Effect of exchange rates on cash and
cash equivalents	1	(8)
Net increase in cash and
cash equivalents	138	594
Cash and cash equivalents, beginning
of period	3,521	2,716
Cash and cash equivalents, end of period	$3,659	$3,310

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

Following the approval of CLARITIN as an over-the-counter (OTC) product, revenue from U.S. sales of the prescription form of CLARITIN is recognized when the product is used to fill patient prescriptions because reliable estimates of product returns could not be made at the time of shipment. Further, following the expiration of the initial 180-day period of exclusivity for the first generic competitor of the OTC form of CLARITIN the Company is experiencing additional private-label competition. As a result, revenues from the sales of OTC CLARITIN are recognized at the time of shipment, but only to the extent that the Company can make reasonable estimates of product returns.

Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." The Company currently has no arrangements that would be subject to this interpretation.

In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No.149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". The adoption of SFAS No. 149 had no effect on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which requires certain financial instruments to be classified as a liability (or an asset in some circumstances). The adoption of SFAS No. 150 had no effect on the Company's financial statements.

Inventories

Inventories consisted of ($ in millions):
	September 30,	December 31,
	2003	2002

Finished products	$582	$540
Goods in process	645	449
Raw materials and supplies	387	311
Total inventories	$1,614	$1,300

Other Intangible Assets

The components of the balance sheet caption "other intangible assets, net" are as follows

($ in millions):
September 30, 2003	December 31, 2002

	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents and
licenses	$666	$330	$336	$658	$293	$365
Trademarks and
other	100	37	63	98	34	64
Total other
intangible
assets	$766	$367	$399	$756	$327	$429

These intangible assets are amortized on the straight-line method over their respective useful lives. In the nine months ended September 30, 2003 and 2002, the Company paid $11 million and $17 million, respectively, for patent and licensing rights; these costs will be amortized over approximately 9 years. The residual value of intangible assets is estimated to be zero. Amortization expense related to other intangible assets for the nine months ended September 30, 2003 and 2002 was $41 million and $50 million, respectively. Other intangible assets are reviewed to determine their recoverability by comparing their carrying values to their expected undiscounted future cash flows when events or circumstances warrant such a review. Full year amortization expense in each of the next five years is estimated to be approximately $55 million per year based on the intangible assets recorded as of September 30, 2003.

Accounting for Stock-Based Compensation

The following table reconciles net income/(loss) and earnings/(loss) per common share (EPS), as reported, for the three and nine months ended September 30, 2003 and 2002 to pro forma net income/(loss) and EPS, as if the Company had expensed the grant date fair value of both stock options and deferred stock units as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." These pro forma amounts may not be representative of the initial impact of adopting SFAS No. 123 since, as amended, it permits alternative methods of adoption.

($ in millions, except per share figures):
	Three months ended		Nine months ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Net income/(loss), as reported	$(265)	$429	$90	$1,662
Add back: Expense included in reported net income for deferred stock units, net of tax	14	20	38	48
Deduct: Pro forma expense as if both stock options and deferred stock units were charged against net income, net of tax	(33)	(40)	(95)	(110)
Pro forma net income/(loss) using the fair value method	$(284)	$409	$33	$1,600

Diluted earnings/(loss) per share:
Diluted earnings/(loss) per share, as reported	$(.18)	$.29	$.06	$1.13
Pro forma diluted earnings/(loss) per share using the fair value method	(.19)	.28	.02	1.09
Basic earnings/(loss) per share:
Basic earnings/(loss) per share, as reported	$(.18)	$.29	$.06	$1.13
Pro forma basic earnings/(loss) per share using the fair value method	(.19)	.28	.02	1.09

Other (income) expense, net

For the three and nine months ended September 30, 2003 and 2002, the components of other (income) expense, net are as follows ($ in millions):

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2003	2002	2003	2002

Interest cost incurred	$26	$9	$56	$35
Less: amount capitalized on construction	(2)	(5)	(7)	(14)
Interest expense	24	4	49	21
Interest income	(9)	(18)	(37)	(53)
Foreign exchange (gains) losses	(1)	1	1	(4)
Other, net	377	9	386	(11)
Total	$391	$(4)	$399	$(47)

Other, net in 2003 includes a $350 million provision to increase the litigation reserves as well as provisions for asset impairment charges. See "Investigations" in the "Legal, Environmental and Regulatory Matters" footnote for additional information regarding the $350 million provision.

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

Under terms of the consent decree, the Company agreed to pay a total of $500 million to the U.S. government in two equal installments of $250 million; the first installment was paid in May 2002, and the second installment was paid in May 2003. As previously reported, the Company accrued a $500 million provision for this consent decree in the fourth quarter of 2001.

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

Merck Collaboration

The collaboration agreements between the Company and Merck & Co., Inc. (Merck) involve the joint development and marketing of ZETIA (ezetimibe) as a once-daily monotherapy, co-administration of ZETIA with statins, and ezetimibe as a once-daily fixed-combination tablet with simvastatin (Zocor), Merck's cholesterol-modifying medicine. The agreements also involve the development and marketing of a once-daily, fixed-combination tablet containing CLARITIN and Singulair. Singulair is Merck's once-daily leukotriene receptor antagonist for the treatment of asthma. In January 2002, Schering-Plough/Merck Pharmaceuticals reported on results of Phase III clinical trials of a fixed-combination tablet containing CLARITIN and Singulair, which did not demonstrate sufficient added benefits in the treatment of seasonal allergic rhinitis. The agreements generally provide for equal sharing of development costs and for co-promotion of approved products by each company in the United States and in most other countries of the world, except Japan. In Japan, no agreement exists. In general, co-promotion provides that each company will provide equal physician detailing efforts and bear the cost of its own sales force in marketing the products. The companies will share certain other costs (e.g., a portion of the costs for manufacturing, promotion, administration, etc.) and also share profits. The Company's share of research and development costs incurred related to the collaboration were $19 million and $65 million for the three and nine months ended September 30, 2003, respectively. The Company's share of research and development costs incurred related to the collaboration were $10 million and $46 million for the three and nine months ended September 30, 2002, respectively. The agreements do not provide for any jointly owned facilities and, as such, products resulting from the collaboration will be manufactured in facilities owned by either Merck or the Company. In addition, under certain conditions, Merck could make milestone payments to the Company totaling $152 million. During the second quarter of 2003, the Company earned a milestone payment of $20 million which relates to certain European approvals of ZETIA. This amount has been reported in other (income) expense, net in the Statements of Consolidated Income. The agreements do not have a specific expiration date.

The Company is reporting its share of profits as "alliance revenue," which is included in net sales. Alliance revenue for the three and nine months ended September 30, 2003 was $43 million and $66 million, respectively. The Company's sales force costs are reported as selling, general and administrative expenses, and the Company's share of development expenses is reported as research and development expenses.

Credit Facilities

The Company has three revolving credit facilities totaling $2 billion. The most recently negotiated facility (September 2003) is a $1 billion 364-day credit facility from three major financial institutions that can be drawn down in the U.S. This facility matures in September 2004. The other facilities are with a syndicate of financial institutions and provide for $500 million that can be drawn down in the U.S. through May 2004 with repayment due May 2005, and a second $500 million that can be drawn down in the U.S. through the maturity date in May 2006. These facilities are available for general corporate purposes and are considered as support for the Company's commercial paper borrowings. These facilities do not require compensating balances; however, a nominal commitment fee is paid. At September 30, 2003, no funds were drawn under any of these facilities.

In February 2003, the Company filed a shelf registration with the U.S. Securities and Exchange Commission (SEC) that enables the Company to issue up to $2 billion of long-term unsecured debt securities for general corporate purposes, including the refinancing of short-term borrowings. The shelf registration has been declared effective. As of September 30, 2003, no securities had been issued under this registration statement.

Credit Ratings

Changes in Credit Ratings

On July 29, 2003, Standard & Poor's (S&P) lowered the Company's corporate credit rating to "A+" from "AA-" and lowered the Company's short-term corporate credit and commercial paper rating to "A-1" from "A-1+". On October 22, 2003, following the Company's announcement of a third quarter operating loss, S&P confirmed these ratings and maintained its negative outlook stating that prolonged decline in earnings and cash flow may result in a further downgrade.

On October 9, 2003, Moody's Investor Services (Moody's) lowered the Company's corporate credit rating to "A-3" from "A-1" and lowered its commercial paper rating to "P-2" from "P-1". Following this rating action, Moody's removed the Company from CreditWatch and revised its rating outlook to stable from negative. Moody's also stated that its credit rating assumed modest outflows to settle outstanding litigation or acquisitions, and that a very large payment associated with litigation proceedings or acquisition activity could place pressure on the rating and/or outlook.

On September 19, 2003, Fitch Ratings assigned credit ratings of "A+" to Schering-Plough Corporation's senior unsecured debt and bank loan debt and "F-1" to the Company's commercial paper. The rating outlook is negative.

Comprehensive Income (Loss)

Total comprehensive income (loss) for the three months ended September 30, 2003 and 2002 was $(267) million and $399 million, respectively. Total comprehensive income for the nine months ended September 30, 2003 and 2002 was $206 million and $1,568 million, respectively.

Earnings Per Common Share

The shares used to calculate basic and diluted earnings per common share are reconciled as follows (number of shares in millions):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Average shares outstanding	1,469	1,466	1,469	1,466
for basic earnings per share
Dilutive effect of options
and deferred stock units	-	3	1	4
Average shares outstanding
for diluted earnings per share	1,469	1,469	1,470	1,470

As of September 30, 2003, the equivalent of 77 million common shares issuable under the Company's stock incentive plans were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

Segment Data (Dollar amounts in millions)

The Company has three reportable segments: Human Pharmaceuticals, Consumer Health Care and Animal Health Care. The segment sales and profit data that follow are consistent with the Company's current management reporting structure, established in the second quarter of 2003. Prior period information presented herein has been restated to be on a comparable basis. The Human Pharmaceuticals segment discovers, develops, manufactures and markets human ethical pharmaceutical products. The Consumer Health Care segment develops, manufactures and markets OTC, footcare and suncare products. The Animal Health Care segment discovers, develops, manufactures and markets Animal Health products.

Net sales by segment:
	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Human Pharmaceuticals	$1,641	$2,149	$5,222	$6,866
Consumer Health Care	230	110	747	461
Animal Health Care	170	162	483	483
Consolidated net sales	$2,041	$2,421	$6,452	$7,810

Profit by segment:
	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Human Pharmaceuticals	$84	$586	$454	$2,081
Consumer Health Care	44	1	141	62
Animal Health Care	19	18	58	67
Corporate 1/	(423)	(48)	(486)	(52)
Consolidated profit/(loss) before tax	$(276)	$557	$167	$2,158

1/ Corporate includes a provision to increase the litigation reserves, interest income and expense, foreign exchange gains and losses, headquarters expenses and other miscellaneous items. The accounting policies used for segment reporting are the same as those described in the "Summary of Significant Accounting Policies" in the Company's 2002 Annual Report.

Sales of products comprising 10% or more of the Company's U.S. or international sales in the nine months ended September 30, 2003 were as follows:

	U.S.	International
INTRON FRANCHISE	$752	$730
CLARINEX	405	157
CLARITIN OTC	319	-
REMICADE	-	382

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

The recorded liabilities for the above matters at September 30, 2003, and the related expenses incurred during the nine months ended September 30, 2003 were not material. Expected insurance recoveries have not been considered in determining the costs for environmental-related liabilities. Management believes that, except for the matters discussed in the remainder of this section, it is remote that any material liability in excess of the amounts accrued will be incurred. With respect to the matters discussed in the remainder of this section, except where noted, it is not practicable to estimate a range of reasonably possible loss; where it is, a reserve has been included in the financial statements. Resolution of any or all of the matters discussed in the remainder of this section, individually or in the aggregate, could have a material adverse effect on the Company's results of operations or financial condition. Management reviews the status of these matters on an ongoing basis and from time to time may settle or otherwise resolve them on such terms and conditions as management believes are in the best interests of the Company. The Company is aware that settlements of matters of the types set forth in the remainder of this section, and in particular under "Investigations," frequently involve fines and/or penalties that are material to the financial condition and the results of operations of the entity entering into the settlement. There are no assurances that the Company will prevail in any of these matters, that settlements can be reached on acceptable terms (including the scope of release provided) or in amounts that do not exceed the amounts reserved. Even if an acceptable settlement were to be reached, there can be no assurance that further investigations or litigations will not be commenced raising similar type issues, potentially exposing the Company to additional material liabilities. Further, the Company cannot predict the timing of the resolution of these matters or their outcomes.

Environmental

Residents in the vicinity of a publicly owned waste-water treatment plant in Barceloneta, Puerto Rico, have filed two lawsuits against the plant owner and operator, and numerous companies that discharge into the plant, including a subsidiary of the Company, for damages and injunctive relief relating to odors allegedly coming from the plant and connecting sewers. One of these lawsuits is a class action claiming damages of $600 million. No trial date has been set for these cases, but the matter has been submitted to mediation.

By letter dated September 24, 2003, the New Jersey Department of Environmental Protection notified the Company that it may be legally responsible for damage to natural resources of the State. No specific facilities of the Company were identified. The Department has not adopted regulations governing the calculation of natural resource damages, making it difficult to accurately predict the ultimate extent of the Company's exposure, if any. At this time, we are not aware of facts that would support liability that is material to the Company.

Patent Matters

In February 1998, Geneva Pharmaceuticals, Inc. (Geneva) submitted an Abbreviated New Drug Application (ANDA) to the U.S. FDA seeking to market generic CLARITIN tablets before the expiration in 2004 of the Company's desloratadine compound patent, which the Company believes protects CLARITIN. Geneva alleged that the desloratadine compound patent is invalid. This patent is material to the Company's business. In March 1998, the Company filed suit in federal court seeking a ruling that Geneva's ANDA submission constitutes infringement of the Company's desloratadine compound patent and that its challenge to this patent is without merit. In addition to Geneva, from 1998 through 2003, the following companies made similar ANDA submissions for generic CLARITIN tablets: Zenith Goldline Pharmaceuticals, Mylan Pharmaceuticals Inc., Teva Pharmaceuticals USA, Inc. (Teva), Ranbaxy Pharmaceuticals, Inc. (Ranbaxy), Genpharm Incorporated, and L. Perrigo Company (Perrigo). The following companies made similar ANDA submissions for generic CLARITIN syrup: Teva, Copley Pharmaceuticals, Inc., Novex Pharma, Alpharma USPD Inc., Taro Pharmaceuticals USA, Inc., Morton Grove Pharmaceuticals, Inc., and Perrigo. Andrx Pharmaceuticals, L.L.C. (Andrx) and Impax Laboratories Inc. (Impax) made similar ANDA submissions for generic CLARITIN-D 12 Hour and CLARITIN-D 24 Hour formulations. Ranbaxy made a similar ANDA submission for a generic CLARITIN-D 24 Hour formulation. ESI Lederle, Inc. (Lederle), a subsidiary of Wyeth, made a similar ANDA submission for a generic CLARITIN REDITAB formulation. The following companies submitted "paper" New Drug Applications ("paper" NDAs) under Section 505 (b)(2) of the Federal Food, Drug and Cosmetic Act seeking to market a generic OTC form of CLARITIN prior to the expiration of the Company's desloratadine compound patent: Whitehall-Robins Healthcare, a division of Wyeth (for an OTC REDITAB formulation), McNeil Consumer Healthcare (McNeil) (for OTC tablets), and Perrigo (for OTC tablets). In each case, the Company filed suit in federal court seeking a ruling that the applicable ANDA or "paper" NDA submission and proposed marketing of a generic prescription or OTC product constitutes infringement of the Company's desloratadine compound patent, and that the challenge to the patent is without merit. On August 8, 2002, a federal district court in New Jersey ruled on motions for summary judgment, finding that certain claims of the desloratadine compound patent were anticipated by a prior patent and, thus, were not valid. On August 1, 2003, the district court's decision was sustained by the appellate court, and on October 28, 2003, the appellate court denied the Company's petition for rehearing. With these rulings, actions against the defendants for infringement of the desloratadine compound patent will not proceed unless the decision is reviewed and reversed by the U.S. Supreme Court. The Company had also asserted that Impax's and Andrx's ANDAs for their generic CLARITIN-D 24 Hour formulations infringe the Company's patent covering its CLARITIN-D 24 Hour formulation. The Company has settled this litigation with Impax and ANDRX and has licensed them under this patent.

In August 2001, Geneva Pharmaceuticals Technology Corp. (Geneva Pharmaceuticals) and Three Rivers Pharmaceuticals, L.L.C. (Three Rivers), and in January 2002, Teva, submitted separate ANDAs with the FDA seeking to market generic forms of 200 mg REBETOL (ribavirin) Capsules in the United States before the expiration of the Company's patents covering ribavirin formulations. Geneva Pharmaceuticals, Three Rivers and Teva have asserted that they do not infringe the Company's REBETOL patents and/or the patents are invalid. The REBETOL patents are material to the Company's business. In September 2001, October 2001 and March 2002, the Company filed suits in federal court seeking rulings that the ANDA submissions by Geneva Pharmaceuticals, Three Rivers and Teva, respectively, constitute infringement of the Company's patents and that the challenges to the Company's patents are without merit. During 2003, the Company entered into separate licensing agreements with Three Rivers, Geneva Pharmaceuticals and Teva that settled all patent litigation between the Company, Three Rivers, Teva and Geneva Pharmaceuticals and granted Three Rivers, Geneva Pharmaceuticals and Teva each a non-exclusive, non-sublicensable license to the Company's U.S. ribavirin patents. The agreements were subject to dismissal of Three Rivers', Geneva Pharmaceutical's or Teva's reported patent litigation with Ribapharm, Inc. That litigation was dismissed upon defendants' motion for summary judgment on July 16, 2003. Ribapharm has appealed the summary judgment decision. Ribapharm has also petitioned the FDA to deny approval of the Three Rivers, Geneva and Teva products. The FDA has not acted on the Ribapharm petition as of the date of this report.

In January 2000, a jury found that the Company's PRIME PAC PRRS (Porcine Respiratory and Reproductive Syndrome) vaccine infringed a patent owned by Boehringer Ingelheim Vetmedica, Inc. An injunction was issued in August 2000 barring further sales of the Company's vaccine. The Company's post-trial motions for either a reversal of the jury's verdict or a new trial were denied in September 2001. The Company appealed, and the verdict was affirmed by the appellate court in February 2003. Litigation of the damages phase of the case is ongoing. A trial to determine damages has been scheduled for April 13, 2004.

Investigations

In October 1999, the Company received a subpoena from the U.S. Attorney's Office for the Eastern District of Pennsylvania, pursuant to the Health Insurance Portability and Accountability Act of 1996, concerning the Company's contracts with pharmacy benefit managers (PBMs) and managed care organizations to provide disease management services in connection with the marketing of its pharmaceutical products. It appears that the subpoena was one of a number addressed to industry participants as part of an inquiry into, among other things, pharmaceutical marketing practices. The government's inquiry has focused on, among other things, whether the Company's disease management and other marketing programs and arrangements comply with federal health care laws and whether the value of its disease management programs and other marketing programs and arrangements should have been included in the calculation of rebates to the government. The Company has been cooperating with the investigation. In March 2002, the U.S. Attorney's Office began issuing grand jury subpoenas. The grand jury investigation appears to be focused on one or more transactions with managed care organizations where the government believes the Company offered or provided deeply discounted pharmaceutical products (known as "nominally priced" products, which are generally excluded from Medicaid rebate calculations), free or discounted disease management services, and other marketing programs and arrangements that delivered value, in order to place or retain one or more of the Company's major pharmaceutical products on the managed care organization's formulary. The grand jury appears to be investigating, among other things, (i) whether the transactions described above and conduct relating thereto violated federal anti-kickback statutes; and (ii) whether the value of the items and services described above should have been included in the Company's calculation of Medicaid rebates. The outcome of the investigations could include the commencement of civil and/or criminal proceedings involving substantial fines, penalties and injunctive or administrative remedies, including exclusion from government reimbursement programs, and the Company cannot predict whether the investigations will affect its marketing practices or sales. During the 2003 third quarter, the Company increased its litigation reserves related to this investigation and the investigations described below by the U.S. Attorney's Office for the District of Massachusetts by $350 million. This increase in reserves reflects maturing discussions in these offices, particularly with the Eastern District of Pennsylvania and an adjustment to the Company's estimate of its minimum liability relating to those investigations, in compliance with generally accepted accounting principles (GAAP). Under GAAP, companies are required to estimate and recognize a minimum liability when a loss is probable but no better estimate of the loss can be made. The Company cannot predict the timing of the resolution of these matters. The Company notes that its total reserves reflect an estimate and that any final settlement or adjudication of any of these matters could possibly be less than or could materially exceed the aggregate liability accrued by the Company and could have a materially adverse effect on the operations or financial condition of the Company.

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

The U.S. Attorney's Office for the District of Massachusetts is also investigating whether the Company's sales of a product manufactured under a private label arrangement with a managed care organization should have been included in the Company's Medicaid best price calculations. In early November 2002, the Company was served with two additional grand jury subpoenas by the U.S. Attorney for the District of Massachusetts. Among other information, the subpoenas seek a broad range of information concerning the Company's sales, marketing and clinical trial practices and programs with respect to INTRON A, REBETRON and TEMODAR; the Company's sales and marketing contacts with managed care organizations and doctors; and the Company's offering or provision of grants, honorariums or other items or services of value to managed care organizations, physician groups, doctors and educational institutions. The Company understands that this investigation is focused on whether certain sales, marketing and clinical trial practices and conduct related thereto, which in certain instances relate to the use of one or more of the above-mentioned products for indications for which FDA approval had not been obtained - so-called "off-label" uses - were in violation of federal laws and regulations with respect to off-label promotional activities. The investigation also appears to focus on whether drug samples, clinical trial grants and other items or services of value were given to providers to incentivize them to prescribe one or more of the above-mentioned products, including for "off-label" uses, in violation of the federal health care anti-kickback laws. The Company has implemented certain changes to its sales, marketing and clinical trial practices and is continuing to review those practices to ensure compliance with relevant laws and regulations. The Company is cooperating with these investigations. Future sales of INTRON A, REBETRON and TEMODAR may be adversely affected, but the Company cannot at this time predict the ultimate impact, if any, on such sales. The outcome of these investigations could include the commencement of civil and/or criminal proceedings involving the imposition of substantial fines, penalties and injunctive or administrative remedies, including exclusion from government reimbursement programs. During the 2003 third quarter, the Company increased its litigation reserves related to the investigations by the U.S. Attorney's Office for the District of Massachusetts described in this paragraph and the paragraph immediately preceding it and the investigation described above by the U.S. Attorney's Office for the Eastern District of Pennsylvania, by $350 million. The increased litigation reserves reflect an adjustment to the Company's estimate of its minimum liability relating to those investigations, in compliance with GAAP. Under GAAP, companies are required to estimate and recognize a minimum liability when a loss is probable but no better estimate of the loss can be made. The Company notes that its total reserves reflect an estimate and that any final settlement or adjudication of any of these matters could possibly be less than or could materially exceed the aggregate liability accrued by the Company and could have a materially adverse effect on the operations or financial condition of the Company. The Company cannot predict the timing of resolution of these matters or their outcomes.

As reported in the 8-K filed May 30, 2003, Schering-Plough has disclosed that, in connection with the above-described investigations by the U.S. Attorney's Office for the District of Massachusetts into its sales, marketing and clinical trial practices, among other matters, on May 28, 2003, Schering Corporation, a wholly owned and significant operating subsidiary of Schering-Plough, received a letter (the "Boston Target Letter") from that Office advising that Schering Corporation (including its subsidiaries and divisions) is a target of a federal criminal investigation with respect to four areas:

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

In August 2003, the Company received a civil investigative subpoena issued by the Office of Inspector General of the United States Department of Health and Human Services, seeking documents concerning the Company's classification of Nitro-Dur for Medicaid Rebate purposes, and the Company's use of nominal pricing and bundling of product sales. The Company is cooperating with the investigation. It appears that the subpoena is one of a number addressed to pharmaceutical companies concerning an inquiry into issues relating to the payment of government rebates.

Securities and Class Action Litigation

On February 15, 2001, the Company stated in a press release that the FDA had been conducting inspections of the Company's manufacturing facilities in New Jersey and Puerto Rico and had issued reports citing deficiencies concerning compliance with current Good Manufacturing Practices, primarily relating to production processes, controls and procedures. The next day, February 16, 2001, a lawsuit was filed in the U.S. District Court for the District of New Jersey against the Company and certain named officers alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Additional lawsuits of the same tenor followed. The plaintiffs in the suits purported to represent classes of shareholders who purchased shares of Company stock between dates as early as March 2, 2000, and February 15, 2001, the date of the press release. In April 2001, a lawsuit was filed in the U.S. District Court for the District of New Jersey against the Company and certain named officers alleging substantially the same violations of the Securities Exchange Act of 1934 as alleged in the putative class actions described above in this paragraph, as well as alleging violations of Section 11 of the Securities Act of 1933 and failure to disclose information which is the subject matter of the Federal Trade Commission (FTC) administrative proceeding described below and purporting to represent a class of shareholders who purchased shares of Company stock between July 25, 2000, and March 30, 2001, the last business day before the Company issued a press release relating to the FTC administrative proceeding. This complaint and all of the previously filed complaints were consolidated into one action in the U.S. District Court for the District of New Jersey, and a lead plaintiff, the Florida State Board of Administration, was appointed by the Court on July 2, 2001. On October 11, 2001, a consolidated amended complaint was filed, alleging the same violations described in the second sentence of this paragraph (but not a Section 11 claim) and purporting to represent a class of shareholders who purchased shares of Company stock from May 9, 2000, through February 15, 2001. The Company's motion to dismiss the consolidated amended complaint was denied on May 24, 2002. On October 10, 2003, the Court certified the shareholder class. Discovery is ongoing.

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

On August 9, 2001, the Prescription Access Litigation project (PAL), a Boston based group formed in 2001 to litigate against drug companies, issued a press release stating that PAL members filed a lawsuit in New Jersey state court against the Company. In December 2001, the Company was served with an amended complaint in the case. The suit, which PAL purports to be a class action, alleges, among other things, that the Company's direct-to-consumer advertising falsely depicts the benefits of CLARITIN in violation of the New Jersey Consumer Fraud Act. In February 2002, the Company filed a motion to dismiss this case. In May 2002, the court dismissed the complaint in its entirety for failure to state a claim. After the plaintiffs' appeal was denied by the New Jersey state court, the plaintiffs requested that the New Jersey Supreme Court hear the case, and that request is pending.

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

On March 31, 2003, the Company was served with a putative class action complaint filed in the United States District Court in New Jersey alleging that the Company, Richard Jay Kogan (who resigned as Chairman of the Board November 13, 2002 and retired as Chief Executive Officer, President and Director of the Company April 20, 2003) and the Company's Employee Savings Plan (Plan) administrator breached their fiduciary obligations to certain participants in the Plan. The allegations primarily relate to disclosures about the Company's Good Manufacturing Practices issues (which are discussed earlier in this "Securities and Class Action Litigation" section in relation to the Company's disclosures about its consent decree with FDA and related matters) and disclosures about the meetings with investors the week of September 30, 2002 and other communications (discussed under "SEC Inquiry and Related Litigation" below). In May 2003, the Company was served with a second putative class action complaint filed in the same court with allegations nearly identical to the complaint filed March 31, 2003. On October 6, 2003, a consolidated amended complaint was filed which names as additional defendants the following Directors: Eugene McGrath, Donald Miller, Carl Mundy, Patricia Russo, Kathryn Turner; two former directors: James Wood and Regina Herzlinger; and other corporate officers. The consolidated amended complaint also contains allegations associated with the Boston Target Letter described under the "Investigations" section in this footnote.

On August 18, 2003, a lawsuit filed in the New Jersey Superior Court, Chancery Division, Union County, was served on the Company (as a nominal defendant) and the Company's outside Directors, alleging breach of fiduciary duty by the Directors relating to the Company's receipt of the Boston Target Letter described under the "Investigations" section in this footnote. This action has been temporarily stayed pending adjudication of a separate but related action framed as a shareholder request for access to the Company's books and records and seeking documents and other information relating to the Boston investigation.

Royalties/Contract Matters

In October 2001, ICN Pharmaceuticals, Inc. notified the Company of its intention to begin an alternative resolution dispute proceeding against the Company seeking the payment of royalties on REBETOL provided by the Company without charge or at a reduced charge to indigent patients participating in SCHERING'S COMMITMENT TO CARE program. The hearing of this matter took place in July 2003 and resolved all issues except pre-judgment interest.

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

In December 2001, the Prescription Access Litigation project (PAL), a Boston based group formed in 2001 to litigate against drug companies, filed a class action suit in Federal Court in Massachusetts against the Company. In September 2002, a consolidated complaint was filed in this court as a result of the coordination by the Multi-District Litigation Panel of all federal court AWP cases from throughout the country. The consolidated complaint alleges that the Company and Warrick conspired with providers to defraud consumers by reporting fraudulently high AWPs for prescription medications reimbursed by Medicare or third-party payers. The complaint seeks a declaratory judgment and unspecified damages, including treble damages.

Included in the PAL litigation described in the prior paragraph are lawsuits which allege that the Company and Warrick reported inflated AWPs for prescription pharmaceuticals and thereby caused state and federal entities and third-party payers to make excess reimbursements to providers. Some of these actions also allege that the Company and Warrick failed to report accurate prices under the Medicaid Rebate Program and thereby underpaid rebates to some states. These actions, which began in October 2001, have been brought by state Attorneys General, private plaintiffs, nonprofit organizations and employee benefit funds. They allege violations of federal and state law, including fraud, antitrust, Racketeer Influenced Corrupt Organizations Act (RICO) and other claims. In addition, Warrick and the Company are defendants in several such lawsuits in state courts. The actions seek unspecified damages, including treble and punitive damages.

SEC Inquiry and Related Litigation

On September 9, 2003, the SEC and the Company announced settlement of the SEC enforcement proceeding against the Company and Richard Jay Kogan, former Chairman and Chief Executive Officer, regarding meetings held with investors the week of September 20, 2002 and other communications. Without admitting or denying the allegations, the Company agreed not to commit future violations of Regulation FD and related securities laws and paid a civil penalty of $1 million. Mr. Kogan paid a civil penalty of $50,000.

The federal putative class actions filed against the Company and Mr. Kogan regarding the meetings held with investors the week of September 30, 2002 and other communications were consolidated and, pursuant to that consolidation, an amended complaint dated March 13, 2003 was filed, alleging violations of Sections 10(b), 20(a) and 20(A) of the Securities Exchange Act of 1934 relating to the alleged disclosures made during the meetings mentioned in the paragraph above. The Company filed a motion to dismiss these class actions May 6, 2003, and the plaintiffs have sought leave of the court, and thereafter filed a second amended complaint. On October 14, 2003, the Company moved to dismiss the second amended complaint.

On September 25, 2003, a lawsuit was filed in New Jersey Superior Court, Union County, against Richard Jay Kogan and the Company's outside Directors alleging breach of fiduciary duty, fraud and deceit and negligent misrepresentation, all relating to the alleged disclosures made during the meetings mentioned in the paragraph above.

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

Tax Matters

In October 2001, IRS auditors asserted, in reports, that the Company is liable for additional tax for the 1990 through 1992 tax years. The reports allege that two interest rate swaps that the Company entered into with an unrelated party should be recharacterized as loans from affiliated companies, resulting in additional tax on income. The tax sought by the IRS auditors relating to recharacterization is approximately $195 million, plus interest. Management believes that it is probable that this matter will be litigated. Management also believes that its tax reserves are sufficient to absorb any loss resulting from an unfavorable outcome of this litigation.

INDEPENDENT ACCOUNTANTS' REPORT

To the Shareholders and Board of Directors of

Schering-Plough Corporation:

We have reviewed the accompanying consolidated balance sheet of Schering-Plough Corporation and subsidiaries (the "Corporation") as of September 30, 2003, and the related statements of consolidated income for the three-month and nine-month periods ended September 30, 2003 and 2002 and the statements of consolidated cash flows for the nine-month periods ended September 30, 2003 and 2002. These interim financial statements are the responsibility of the Corporation's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Schering-Plough Corporation and subsidiaries as of December 31, 2002, and the related statements of consolidated income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/Deloitte & Touche LLP

Parsippany, New Jersey

November 7, 2003

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - three and nine months ended September 30, 2003 compared with the corresponding periods in 2002.

Net Sales

Consolidated net sales for the third quarter totaled $2.0 billion, a decrease of $380 million or 16 percent compared with the same period in 2002. Consolidated net sales for the third quarter reflected a volume decline of 22 percent, a favorable foreign exchange rate impact of 4 percent and a price increase impact of 2 percent. For the first nine months, net sales decreased $1.4 billion or 17 percent versus 2002. Consolidated net sales for the first nine months reflected a volume decline of 24 percent, a favorable foreign exchange rate impact of 5 percent and a price increase impact of 2 percent. Net sales in the United States decreased 33 percent versus the third quarter of 2002 and decreased 35 percent for the nine-month period. International sales advanced 5 percent for the third quarter and 8 percent for the nine-month period. Foreign currency exchange rate fluctuations had a favorable impact on international sales of 8 percent for the quarter and 11 percent for the nine-month period.

Net sales by major therapeutic category for the third quarter and nine months were as follows ($ in millions):
	Third Quarter			Nine Months
	2003	2002	%	2003	2002	%
Anti-infective & Anticancer	$722	$ 957	(25)	$2,372	$2,645	(10)
Allergy & Respiratory	442	805	(45)	1,516	2,966	(49)
Cardiovasculars	167	99	69	446	331	35
Dermatologicals	130	121	8	392	353	11
Other Pharmaceuticals	180	167	7	496	571	(13)
Global Pharmaceuticals	1,641	2,149	(24)	5,222	6,866	(24)
Over-the-Counter (OTC)	143	39	N/M	420	115	N/M
Foot Care	75	63	19	211	214	(1)
Sun Care	12	8	54	116	132	(12)
Consumer Health Care	230	110	N/M	747	461	62

Animal Health Care	170	162	5	483	483	-

Consolidated net sales	$2,041	$2,421	(16)	$6,452	$7,810	(17)

N/M - not a meaningful percentage

Net sales of global anti-infective and anticancer products decreased 25 percent in the third quarter of 2003 and 10 percent year-to-date. Sales of the INTRON franchise, used for the treatment of hepatitis C, decreased 43 percent to $398 million for the quarter and decreased 23 percent to $1.5 billion year-to-date due to market share declines, changes in U.S. trade inventory levels and lower sales in Japan. Market share of the INTRON franchise has been declining, reflecting the entrance of a competitor's new products in the hepatitis C market earlier this year. Also, as previously reported, the Company anticipates potential generic competition in the United States for REBETOL shortly. U.S. sales of REBETOL were $50 million for the third quarter and $288 million for the nine-month period. The INTRON franchise includes the anticancer/antiviral agent INTRON A Injection, as monotherapy and in combination with REBETOL Capsules for treating hepatitis C, and PEG-INTRON Powder for Injection, a longer-acting form of INTRON A, as monotherapy and in combination with REBETOL for treating hepatitis C. See "Outlook" below in this MD&A for a discussion of the hepatitis franchise in the fourth quarter 2003.

Sales in the anti-infective and anticancer therapeutic category benefited from international sales of REMICADE, for the treatment of rheumatoid arthritis, Crohn's disease and ankylosing spondylitis. Sales of REMICADE were up $50 million or 54 percent to $142 million for the third quarter and up $154 million or 67 percent to $382 million year-to-date due to increased patient utilization. Global sales of TEMODAR Capsules, for treating certain types of brain tumors, increased 18 percent to $90 million for the quarter and 13 percent to $237 million for the nine-month period due to increased market penetration. International sales of CAELYX, a long-circulating pegylated liposomal formulation of doxorubicin hydrochloride, increased 56% to $30 million for the quarter and 55% to $78 million for the nine-month period due to increased patient utilization coupled with the ongoing launch of a new indication for the treatment of metastatic breast cancer in patients who are at increased cardiac risk.

Global net sales of allergy and respiratory products decreased 45 percent in the quarter and 49 percent versus the first nine months of 2002. This category of sales was negatively impacted by the rapid decline in sales of prescription CLARITIN, resulting from its loss of market exclusivity in the United States along with conversion from prescription to OTC status in December 2002. Global sales of prescription CLARITIN were $68 million in the third quarter of 2003 and $289 million year-to-date, compared with $402 million in the third quarter of 2002 and $1.9 billion in the nine-month period. U.S. sales of prescription CLARITIN recognized in the third quarter of 2003 were insignificant, versus sales of $303 million in the 2002 period and sales of $26 million were recognized in the first nine months versus sales of $1.5 billion in 2002.

Global net sales of CLARINEX for the treatment of seasonal outdoor allergies and year-round indoor allergies were $169 million for the third quarter of 2003 and $561 million year-to-date, increases of 3 percent and 33 percent, respectively, reflecting the continued conversion of patients from prescription CLARITIN to CLARINEX coupled with the launch of CLARINEX in several international markets. These factors were tempered by contraction of the U.S. prescription antihistamine market following the launch of OTC CLARITIN as well as by changes in U.S. trade inventory levels. CLARINEX continues to experience intense competition in the U.S. allergy market.

Net sales of NASONEX Nasal Spray, a once-daily nasal-inhaled steroid for allergies, decreased 29 percent to $114 million for the third quarter and decreased 8 percent to $368 million for the nine-month period due to timing differences in U.S. trade inventory levels and market share declines in the United States. NASONEX is experiencing intense competition in the U.S. allergy market. International sales of NASONEX grew 10 percent to $39 million in the third quarter and 21 percent to $144 million for the first nine months due to market share gains.

Global net sales of cardiovascular products increased 69 percent in the quarter and 35 percent year-to-date. ZETIA, a novel cholesterol absorption inhibitor, was launched in the United States and several international markets in November 2002. Several additional market launches have occurred to date. Global sales of ZETIA were $137 million in the third quarter and $306 million year-to-date. Schering-Plough reports its share of profits (before allocation of primary care selling resources and research and development costs) for ZETIA as "alliance revenue," which is included in net sales. ZETIA alliance revenue was $43 million and $66 million for those periods, respectively. Sales of INTEGRILIN Injection, a glycoprotein platelet aggregation inhibitor for the treatment of patients with acute coronary syndromes, increased $2 million or 3 percent in the quarter and $37 million or 17 percent year-to-date due to increased patient utilization in the United States coupled with increased trade buying for the year-to-date period.

Global net sales of Other Pharmaceuticals included revenues of $130 million in the first nine months of 2003 and $110 million for the same period of 2002 related to the 1998 agreement between the Company and AstraZeneca regarding the rights to sell products containing omeprezole and felodipine in Italy and Spain. This agreement ceased as of September 30, 2003. (See "Outlook" below in this MD&A for a discussion of the future impact).

Net sales of consumer health care products, which include OTC, foot care and sun care products, increased $120 million in the third quarter and $286 million or 62 percent for the nine-month period. OTC product net sales increased $104 million for the quarter and $305 million year-to-date due to the launch of OTC CLARITIN in December 2002. Sales of OTC CLARITIN were $107 million for the third quarter and $319 million year-to-date. During the third quarter of 2003, the Company began to face additional private-label competition for OTC CLARITIN, as the initial 180-day period of exclusivity expired for the first OTC generic competitor. Net sales of foot care products increased 19 percent for the third quarter and decreased 1 percent year-to-date. The increase in the quarter was due to strong performance of the massaging gel insoles. Net sales of sun care products decreased 12 percent year-to-date due to unfavorable weather conditions in the United States.

Global net sales of animal health care products increased 5 percent in the third quarter and remained flat for the nine-month period. Sales were favorably impacted by foreign exchange of 6 percent and 7 percent in those periods, respectively, offset by continued manufacturing supply issues, described in "Additional Factors Influencing Operations" below.

Costs and Expenses

Cost of sales as a percentage of sales increased to 31.9 percent in the quarter from 26.6 percent in 2002 and increased to 32.5 percent in the nine-month period from 24.3 percent in 2002. The increases were primarily due to a change in product sales mix to products with higher manufacturing costs coupled with increased spending for the Company's current Good Manufacturing Practices (CGMP) compliance efforts.

Selling, general and administrative expenses were essentially unchanged at $873 million in the third quarter and decreased 5 percent to $2.7 billion year-to-date, versus $870 million and $2.8 billion, respectively in 2002. The quarter was impacted by lower spending in the global pharmaceutical business offset by higher promotion for OTC CLARITIN and unfavorable foreign exchange. The decrease year-to-date was mostly due to lower spending in the United States tempered by unfavorable foreign exchange. The ratios to sales of 42.8 percent for the quarter and 41.1 percent for the first nine months are higher than the ratios of 35.9 percent and 35.6 percent in the respective prior year periods, primarily due to lower overall sales reported in the 2003 third quarter and nine-month period.

Research and development spending increased 13 percent in the third quarter representing 19.7 percent of sales in 2003 versus 14.6 percent of sales in 2002. For the nine-month period, spending increased 12 percent and represented 17.6 percent of sales versus 13.0 percent of sales in 2002. R&D spending increased due to higher spending in the area of drug development, including clinical trials such as outcomes trials for ZETIA and simvastatin combination therapy.

The continued emphasis on compliance in all key functions is impacting the overall cost structure of the Company.

Other income (expense), net in 2003 includes a $350 million provision to increase litigation reserves, as described in the "Legal, Environmental and Regulatory Matters" footnote included in the financial statements to this report, higher net interest expense and provisions for asset impairment charges.

Net income/(loss)

Net income/(loss) for the three-month and nine-month periods includes a $350 million non-tax deductible provision to increase the litigation reserves relating to the previously reported investigations by the U.S. Attorney's Offices for the District of Massachusetts and for the Eastern District of Pennsylvania into the Company's marketing, sales and clinical trial practices, as described in the "Legal, Environmental and Regulatory Matters" footnote included in the financial statements to this report.

Effective tax rate

In the 2003 third quarter, the Company reduced its estimate of the 2003 annual effective tax rate to 15 percent from 20 percent on income, excluding the $350 million provision to increase litigation reserves, which is not tax deductible. Due to the decrease in profits, primarily in the United States, the Company now estimates its annual effective tax rate to be approximately 15 percent. Therefore, the negative tax provision recognized in the third quarter is the amount necessary to make the cumulative taxes accrued in the first nine months equal to 15 percent.

Diluted earnings/(loss) per common share was a loss of $0.18 for the third quarter compared to earnings of $0.29 in 2002 and decreased to earnings of $0.06 for the nine-month period in 2003 versus $1.13 in 2002. Foreign currency exchange rate fluctuations had no impact on diluted earnings/(loss) per share in the quarter. Diluted earnings per share for the first nine months of 2003 reflects a favorable exchange impact of 4 percent. The Company advises that the trend in earnings per share should be viewed with and without the impact of foreign currency exchange rates.

Outlook

On August 21, 2003, the Company announced that due to the downward slopes in sales and market share of key profit-generating products, earnings per share (EPS) in the second half of 2003 are likely to be lower than the level registered in the first half and, also, EPS in 2004 are likely to be lower than the EPS level for 2003. (All comparisons exclude any possible charges for unusual items.)

As a result, the Company reduced the quarterly dividend and announced accelerated and intensified cost-cutting actions, including a global workforce reduction effort which begins with a Voluntary Early Retirement Program in the United States. The Company anticipates this program could result in a pre-tax charge of approximately $150 million in the 2003 fourth quarter, but the actual amount will be dependent on the response of eligible employees.

Fourth quarter 2003 earnings per share are expected to be below those reported for the third quarter (excluding the $350 million increase in litigation reserves) due to the following:

  Continued contraction in the worldwide hepatitis franchise due to intensified competition
  Further reductions in trade inventories
  Necessary investments in sales and marketing support to stabilize market shares for major products and for continued market penetration for Zetia
  As stated above, the agreement between the Company and AstraZeneca regarding the rights to sell certain products in Italy and Spain ceased as of September 30, 2003. The 2003 third quarter includes sales and profits of approximately $52 million related to this agreement. (This matter will continue to negatively impact the year-over-year comparisons throughout the first three quarters of 2004).

Liquidity and financial resources - nine months ended September 30, 2003

Cash provided by operating activities totaled $375 million in the first nine months of 2003 versus $1,484 million for the same period in 2002. Cash provided by operating activities declined due to lower earnings that resulted primarily from the loss of marketing exclusivity for CLARITIN in the United States along with its conversion to OTC status.

In response to the decline in earnings, as well as the likelihood of earnings decline through 2003 and 2004, the Company announced on August 21, 2003 a reduction in the quarterly dividend from 17 cents to 5.5 cents per common share. As a result, dividend disbursements which had been approximately $250 million per quarter through September 30, 2003, will be reduced to approximately $81 million per quarter. (In previous filings the Company had reported that for 2003 and possibly beyond, cash provided by operating activities will not be sufficient to fund working capital, capital expenditures and dividends if these items remain at the then current levels.) The Company also announced on August 21, 2003 accelerated and intensified cost-cutting actions, including a global workforce reduction effort which begins with a Voluntary Early Retirement Program in the U.S.

Throughout 2003 and 2004, cash needs for working capital, capital expenditures and dividends could continue to exceed cash provided by operating activities. However, as a result of the actions announced on August 21, 2003, management believes the excess of any such cash needs over cash provided by operating activities will be reduced to an amount that can be funded through internal and external resources, which include cash and short-term investments, committed lines of credit (as described below), commercial paper borrowings and access to the global capital markets.

In addition to the cash flow needs described above, future periods could include payments arising from the matters described in the "Legal, Environmental and Regulatory Matters" footnote included in the financial statements to this report. At this time, management cannot estimate the amounts or timing of any such potential payments or the manner in which such potential payments would be funded.

Cash and cash equivalents totaled $3,659 million at September 30, 2003. In addition, the Company had short-term investments of time deposits with remaining maturities of four months or less totaling $647 million at September 30, 2003. Substantially all cash and cash equivalents and short-term investments are held by wholly-owned, foreign-based subsidiaries.

Debt totaled $2,578 million at September 30, 2003. Substantially all of this debt consists of short-term commercial paper borrowings owed by wholly-owned, U.S.-based subsidiaries of the Company. The commercial paper rating downgrades discussed below have not significantly affected the Company's ability to issue or rollover its outstanding commercial paper borrowings at this time. However, the ability of commercial paper issuers, such as the Company, with one or more short-term credit ratings of "P2" from Moody's Investor's Service (Moody's), "A2" from Standard & Poor's (S&P) and/or "F2" from FitchRatings (Fitch) to issue or rollover outstanding commercial paper can, at times, be less than that of companies with higher short-term credit ratings. In addition, the total amount of commercial paper capacity available to such issuers is typically less than that of higher rated companies. The Company maintains sizable lines of credit with commercial banks as well as cash and short-term investments held by foreign-based subsidiaries to serve as alternative sources of liquidity and to support its commercial paper program.

The Company, subject to market conditions, intends to access the long-term capital markets under its existing shelf registration when it deems appropriate. Proceeds from the issuance of long-term securities are anticipated to be used to refinance commercial paper outstanding and lessen the Company's dependence on short-term financing. Until the Company successfully accesses the long-term capital markets and reduces its commercial paper outstanding, it will remain primarily dependent on the short-term commercial paper market to meet its financing requirements. In the event that prior to accessing the long-term capital markets the Company's financing capacity in the commercial paper market should be constrained or otherwise limited, the Company would draw on the alternative sources of liquidity available to it, including lines of credit from commercial banks and/or repatriation of cash and investments held by foreign-based subsidiaries, albeit with the potential income tax consequences discussed below.

The cash flow needs in excess of cash provided by operating activities that is discussed above and the potential payments arising from the matters described in the "Legal, Environmental and Regulatory Matters" footnote are expected to occur entirely within the U.S. operations. Cash provided by foreign operating activities is expected to be sufficient to fund foreign working capital needs and foreign capital expenditures. As a result, throughout 2003 and 2004, both debt owed by the U.S.-based subsidiaries and cash equivalents held by foreign-based subsidiaries are expected to rise. Further, until such time as cash provided from operating activities is sufficient to fund all cash requirements, the excess of cash, cash equivalents and short-term investments over total debt will continue to decline.

If the funds held by foreign-based subsidiaries were to be used to fund U.S. cash flow needs, additional U.S. income taxes could be owed. Such taxes could be offset by U.S. operating tax losses. Presently, management does not expect to draw upon the funds held by its foreign-based subsidiaries to fund U.S. cash flow needs if this action would result in a payment of additional U.S. income taxes. Instead, management intends to fund the domestic cash flow needs through additional borrowings and by drawing upon funds held by the foreign-based subsidiaries that can be obtained without incurring additional income taxes. Management believes it has the ability to access the financial resources to fund any such needs. However, if circumstances change, management continues to have the option of drawing upon the funds held by its foreign-based subsidiaries even if it results in additional tax cost.

In February 2003, the Company filed a shelf registration with the SEC that enables the Company to issue up to $2 billion of long-term unsecured debt securities. The shelf registration has been declared effective. The Company intends to use net proceeds from the sale of the securities for general corporate purposes, including the refinancing of U.S. short-term debt. As of September 30, 2003, no securities had been issued under this registration statement.

The Company has three revolving credit facilities totaling $2 billion. The most recently negotiated facility (September 2003) is a $1 billion 364-day credit facility from three major financial institutions that can be drawn down in the U.S. This facility matures in September 2004. The other facilities are with a syndicate of financial institutions and provide for $500 million that can be drawn down in the U.S. through May 2004 with repayment due May 2005, and a second $500 million that can be drawn down in the U.S. through the maturity date in May 2006. At September 30, 2003, no funds were drawn under any of these facilities.

Credit Ratings Triggers

On July 29, 2003, S&P lowered the Company's corporate credit rating to "A+" from "AA-" and lowered the Company's short-term corporate credit and commercial paper rating to "A-1" from "A-1+". On October 22, 2003, following the Company's announcement of a third quarter operating loss, S&P confirmed these ratings and maintained its negative outlook stating that prolonged decline in earnings and cash flow may result in a further downgrade.

On October 9, 2003, Moody's lowered the Company's corporate credit rating to "A-3" from "A-1" and lowered its commercial paper rating to "P-2" from "P-1". Following this rating action, Moody's removed the Company from CreditWatch and revised its rating outlook to stable from negative. Moody's also stated that its credit rating assumed modest outflows to settle outstanding litigation or acquisitions, and that a very large payment associated with litigation proceedings or acquisition activity could place pressure on the rating and/or outlook.

As disclosed in the Company's 2002 Annual Report, the Company has two separate arrangements that enable it to manage cash flows between its U.S. subsidiaries and its foreign-based subsidiaries. Both these arrangements employ interest rate swaps and both of these arrangements have similar credit rating downgrade triggers which allow the counterparty to call for early termination. The credit rating downgrade triggers require the Company to maintain a long-term debt rating of at least "A-2" by Moody's or "A" by S&P. Moody's current rating is below this specified minimum but the S&P rating is above. If S&P were to lower its rating below the specified minimum, the counterparty to the interest rate swaps could call for early termination following a specified period.

One of the arrangements utilizes two long-term interest rate swap contracts, one between a foreign-based subsidiary and a bank and the other between a U.S. subsidiary and the same bank. The two contracts have equal and offsetting terms and are covered by a master netting arrangement. The contract involving the foreign-based subsidiary permits the subsidiary to prepay a portion of its future obligation to the bank, and the contract involving the U.S. subsidiary permits the bank to prepay a portion of its future obligation to the U.S. subsidiary. Interest is paid on the prepaid balances by both parties at market rates. Prepayments totaling $1.9 billion have been made under both contracts as of September 30, 2003. The prepaid amounts have been netted in the preparation of the consolidated balance sheet in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts".

This arrangement provides that in the event the Company fails to maintain the required minimum credit ratings, the counterparty may terminate the transaction by designating an early termination date not earlier than 36 months following the date of such notice to terminate. The early termination consequences discussed below would occur at the end of the three-year period.

Early termination requires repayment of all prepaid amounts, and repayment must occur in the original tax jurisdiction in which the prepaid amounts were made. Accordingly, early termination would require the Company's U.S. subsidiary to repay $1.9 billion to the bank and for the bank to repay $1.9 billion to the Company's foreign-based subsidiary.

The financial impact of early termination depends on the manner and extent to which the Company decides to finance its U.S. repayment obligation. The Company could finance its entire obligation by obtaining short- or long-term financing in the U.S. (In this case, cash and debt would increase by equal amounts in the consolidated balance sheet.) Alternatively, the Company could repatriate to the U.S. some or all of the funds received by the foreign-based subsidiary. Repatriating funds could have U.S. income tax consequences depending primarily on profitability of the U.S. operations. Currently, the U.S. operations are generating tax losses.

As stated above, early termination cannot occur earlier than 36 months following the date on which the Company fails to maintain the required minimum credit rating. Accordingly, early termination is not imminent. Due to this fact, as well as the alternative courses of action available to the Company in the event of early termination, management does not view early termination of this arrangement to be a material event impacting current liquidity and financial resources.

The second arrangement utilizes long-term interest rate swap contracts, one entered into in 1991 with a notional principal of $650 million and a second entered into in 1992 with a notional principal of $950 million. The terms of these contracts enable the Company to sell the right to receive payments while retaining the obligation to make payments. In 1991 and 1992, the U.S. parent company sold the rights to receive payments under both contracts to a foreign-based subsidiary in return for approximately $700 million (fair value). This intercompany transaction has been eliminated in the preparation of the consolidated financial statements. (The Internal Revenue Service has asserted that these transactions were not a sale but a loan on which additional U.S. income taxes are due. The Company expects to litigate this matter as described in the "Legal, Environmental and Regulatory Matters" footnote to the financial statements.)

The contracts allow the counterparty to effectively terminate the transaction if the Company fails to maintain the required minimum credit ratings and within 60 days does not restore at least one of the required minimum credit ratings. Early termination of these contracts due to a credit rating downgrade would most likely result in the U.S. parent company reacquiring the right to receive payments from its foreign-based subsidiary and terminating the transaction with the counterparty on a net basis.

The reacquisition of the rights to receive payments under the swap contracts would occur either by the U.S. parent company buying back the rights for their fair market value or by having the foreign-based subsidiary dividend the rights back to the U.S. parent company. Buying back the right would necessitate funding in the U.S. which the Company currently estimates would be approximately $450 million, which amounts would be transferred to the foreign-based subsidiary. (In this case, cash and debt would increase by equal amounts in the consolidated balance sheet.) Alternatively, having the foreign-based subsidiary dividend the rights back to the U.S. parent company could result in additional U.S. income taxes.

Presently, the U.S. operations of the Company are generating tax losses. These losses exceed the value of the intercompany dividend necessary to reacquire the rights. As a result, in the event of early termination, management has the alternative of reacquiring the rights without materially impacting liquidity or financial resources. Accordingly, management does not view early termination of this arrangement to be a material event impacting current liquidity and financial resources.

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

As noted in the "Legal, Environmental and Regulatory Matters" footnote included in the financial statements to this report, the Company has sued drug manufacturers that are marketing or seeking to market certain forms of generic loratadine prior to the expiration of the Company's compound patent for desloratadine. In each case, the Company has filed suit in federal court seeking a ruling that the applicable Abbreviated New Drug Application (ANDA) or "paper" New Drug Application submission and proposed marketing of a generic prescription or OTC product constitute infringement of the Company's patents and that the challenge to the patents is without merit. The compound patent for loratadine expired on June 19, 2002, and U.S. market exclusivity for CLARITIN expired on December 19, 2002. A patent covering the compound desloratadine, formulations thereof, and methods of treatment with desloratadine as it relates to CLARITIN is set to expire on April 21, 2004. Six months' U.S. market exclusivity would attach to the end of the desloratadine patent as it relates to CLARITIN and would expire on October 21, 2004. This six-month period of exclusivity was granted because the Company conducted pediatric clinical trials at the request of the U.S. Food and Drug Administration (FDA). On August 8, 2002, a federal district court in New Jersey ruled on motions for summary judgment, finding that certain of the desloratadine compound patent claims, which the Company believes protect CLARITIN, were anticipated by a prior patent and, thus, were not valid. On August 1, 2003, the district court's decision was sustained by the appellate court, and on October 28, 2003, the appellate court denied the Company's petition for rehearing. With these rulings, actions against the defendants for infringement of the desloratadine compound patent will not proceed unless the decision is reviewed and reversed by the U.S. Supreme Court. The Company had also asserted that ANDAs filed by two manufacturers for generic versions of CLARITIN-D 24 Hour infringe the Company's patent covering CLARITIN-D 24 Hour. The Company has settled this litigation with Impax and ANDRX and has licensed them under this patent.

On November 27, 2002, the Company announced that all five formulations of the CLARITIN brand of non-drowsy allergy products had been approved at their original prescription strengths by the FDA as OTC medicines for the treatment of allergies. The Company also has been informed by the FDA that the New Drug Applications (NDAs) for these CLARITIN formulations, as well as for all indications (allergies and hives), will be transferred from the FDA's Pulmonary Division Office of Drug Evaluation II to the Division of Over-the-Counter Drug Products Office of Drug Evaluation V. The Company launched OTC CLARITIN in the United States in December 2002. Also in December 2002, a competing OTC loratadine product was launched in the United States. In the third quarter of 2003, the Company began to face additional private-label competition for its OTC CLARITIN line of nonsedating antihistamines, as the initial 180-day period of exclusivity expired for the first OTC generic competitor.

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

The switch of CLARITIN to OTC status and the introduction of competing OTC loratadine has resulted in a rapid, sharp and material decline in CLARITIN sales in the United States and the Company's results of operations. U.S. sales of prescription CLARITIN products were insignificant in the third quarter of 2003 and were $303 million or 13 percent of the Company's consolidated global sales in the third quarter of 2002. For the nine-month period, U.S. sales of prescription CLARITIN products were $26 million and $1.5 billion in 2003 and 2002, respectively, or 1 percent and 20 percent, respectively, of the Company's consolidated global sales. Sales of CLARINEX in the United States and abroad could also be materially adversely affected by the presence of generic OTC loratadine or OTC CLARITIN in the market given the contraction of the prescription antihistamine market. In light of the factors described above, management believes that the Company's December 2002 introduction of OTC CLARITIN, as well as the introduction of a competing OTC loratadine product in December 2002 and additional entrants of generic OTC loratadine products in the market, will likely have a rapid, sharp and material adverse effect on the Company's results of operations for an indeterminate period of time.

As disclosed in filings with the U.S. Securities and Exchange Commission (SEC) and as noted in the "Legal, Environmental and Regulatory Matters" footnote included in the financial statements to this report, three drug manufacturers have submitted ANDAs to the FDA seeking to market generic forms of REBETOL (ribavirin) Capsules in the United States before the expiration of the Company's patents covering ribavirin formulations. The Company has sued those manufacturers in federal court for infringement. During 2003, the Company entered into separate licensing agreements with Three Rivers Pharmaceuticals, L.L.C. (Three Rivers), Geneva Pharmaceuticals, Inc. (Geneva) and Teva Pharmaceuticals USA, Inc. (Teva) that settled all patent litigation between the Company, Three Rivers, Geneva and Teva and granted those three companies each a non-exclusive, non-sublicensable license to the Company's U.S. ribavirin patents. These settlements do not affect Three Rivers', Geneva's or Teva's reported patent litigation with Ribapharm, Inc. relating to ribavirin patents. That litigation was dismissed upon defendants' motion for summary judgment on July 16, 2003. Ribapharm has appealed the summary judgment decision. Ribapharm has also petitioned the FDA to deny approval of the Three Rivers, Geneva and Teva products. The FDA has not acted on the Ribapharm petition. Generic forms of ribavirin could enter the U.S. market in 2003, assuming FDA's approval of a generic ribavirin. The REBETOL patents are material to the Company's business. U.S. sales of REBETOL in the third quarter and nine-month period were $50 million and $288 million, respectively.

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

In October 2002, Merck/Schering-Plough Pharmaceuticals announced that the FDA approved ZETIA (ezetimibe) 10 mg for use either by itself or together with statins for the treatment of elevated cholesterol levels. In March 2003, the Company announced that ezetimibe (EZETROL) has successfully completed the European Union (EU) mutual recognition procedure (MRP). With the completion of the MRP process, the 15 EU member states as well as Iceland and Norway can grant national marketing authorization with unified labeling for EZETROL. EZETROL has been launched in many international markets. The Merck/Schering-Plough partnership is also pursuing the development and marketing of a once-daily tablet combining ezetimibe with simvastatin (Zocor), Merck's cholesterol-modifying medicine.

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

As noted in the "Consent Decree" footnote included in the financial statements to this report, on May 17, 2002, the Company announced that it had reached an agreement with the FDA for a consent decree to resolve issues involving the Company's compliance with current Good Manufacturing Practices at certain manufacturing facilities in New Jersey and Puerto Rico. The U.S. District Court for the District of New Jersey approved and entered the consent decree on May 20, 2002.

Under terms of the consent decree, the Company agreed to pay a total of $500 million to the U.S. government in two equal installments of $250 million; the first installment was paid in May 2002 and the second installment was paid in the second quarter of 2003. As previously reported, the Company accrued a $500 million provision for this consent decree in the fourth quarter of 2001.

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

The Company is subject to pharmacovigilance reporting requirements in many countries and other jurisdictions, including the United States, the European Union (EU) and the EU member states. The requirements differ from jurisdiction to jurisdiction, but all include requirements for reporting adverse events that occur while a patient is using a particular drug in order to alert the manufacturer of the drug and the governmental agency to potential problems.

During pharmacovigilance inspections by officials of the British and French medicines agencies conducted at the request of the European Agency for the Evaluation of Medicinal Products (EMEA), serious deficiencies in reporting processes were identified. The Company is taking urgent actions to rectify these deficiencies as quickly as possible.

The Company does not know what action, if any, the EMEA or national authorities will take in response to these findings. Possible actions include further inspections, demands for improvements in reporting systems, criminal sanctions against the company and/or responsible individuals and changes in the conditions of marketing authorizations for the Company's products.

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

In particular, forward-looking statements include statements relating to future actions, prospective products, the status of product approvals, future performance or results of current and anticipated products, sales efforts, development programs, expenses and our programs to reduce expenses, the number of employees accepting Schering-Plough's planned voluntary early retirement program and the cost of and savings from that program, the outcome of contingencies such as litigation and investigations, growth strategy and financial results.

Any or all of our forward-looking statements here or in other publications may turn out to be wrong. Our actual results may vary materially, and there are no guarantees about the performance of Schering-Plough stock. Schering-Plough does not assume the obligation to update any forward-looking statement.

You should carefully consider any forward-looking statement and should understand that many factors could cause actual results to differ from Schering-Plough's forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. Although it is not possible to predict or identify all such factors, they may include the following:

• A significant portion of net sales are made to major pharmaceutical and health care products distributors and major retail chains in the United States. Consequently, net sales and quarterly growth comparisons may be affected by fluctuations in the buying patterns of major distributors, retail chains and other trade buyers. These fluctuations may result from seasonality, pricing, wholesaler buying decisions or other factors.

• Competitive factors, including technological advances attained by competitors, patents granted to competitors, new products of competitors coming to the market, new indications for competitive products or generic prescription or OTC competition as Schering-Plough's products mature and patents expire on products.

• Increased pricing pressure both in the United States and abroad from managed care organizations, institutions and government agencies and programs. In the United States, among other developments, consolidation among customers may increase pricing pressures and may result in various customers having greater influence over prescription decisions through formulary decisions and other policies.

• Government laws and regulations (and changes in laws and regulations) affecting domestic and international operations including healthcare reform initiatives and Medicare drug benefit and drug importation legislation in the United States at the state and federal level and in other countries, as well as laws and regulations relating to trade, antitrust, monetary and fiscal policies, taxes, price controls and possible nationalization.

• Patent positions can be highly uncertain and patent disputes are not unusual. An adverse result in a patent dispute can preclude commercialization of products or negatively impact sales of existing products or result in injunctive relief and payment of financial remedies.

• Uncertainties of the FDA approval process and the regulatory approval and review processes in other countries, including, without limitation, delays in approval of new products.

• Failure to meet Good Manufacturing Practices established by the FDA and other governmental authorities can result in delays in the approval of products, release of products, seizure or recall of products, suspension or revocation of the authority necessary for the production and sale of products, fines and other civil or criminal sanctions. The resolution of manufacturing issues with the FDA discussed in Schering-Plough's 10-Ks, 10-Qs and 8-Ks are subject to substantial risks and uncertainties. These risks and uncertainties, including the timing, scope and duration of a resolution of the manufacturing issues, will depend on the ability of Schering-Plough to assure the FDA of the quality and reliability of its manufacturing systems and controls, and the extent of remedial and prospective obligations undertaken by Schering-Plough.

• Difficulties in product development. Pharmaceutical product development is highly uncertain. Products that appear promising in development may fail to reach market for numerous reasons. They may be found to be ineffective or to have harmful side effects in clinical or pre-clinical testing, they may fail to receive the necessary regulatory approvals, they may turn out not to be economically feasible because of manufacturing costs or other factors or they may be precluded from commercialization by the proprietary rights of others.

• Efficacy or safety concerns with respect to marketed products, whether or not scientifically justified, leading to recalls, withdrawals or declining sales.

• Major products such as CLARITIN, CLARINEX, INTRON A, PEG-INTRON, REBETOL Capsules and NASONEX accounted for a material portion of Schering-Plough's 2002 revenues. If any major product were to become subject to a problem such as loss of patent protection, OTC availability (as has been disclosed for CLARITIN and its current and potential OTC competition), previously unknown side effects; if a new, more effective treatment should be introduced; or if the product is discontinued for any reason, the impact on revenues could be significant. Further such information about important new products, such as ZETIA, or important products in our pipeline, may impact future revenues.

• Unfavorable outcomes of government (local and federal, domestic and international) investigations, litigation about product pricing, product liability claims, other litigation and environmental concerns could preclude commercialization of products, negatively affect the profitability of existing products, materially and adversely impact Schering-Plough's financial condition and results of operations, or contain conditions that impact business operations, such as exclusion from government reimbursement programs.

• Economic factors over which Schering-Plough has no control, including changes in inflation, interest rates and foreign currency exchange rates.

• Instability, disruption or destruction in a geographic region important to us - due to the location of our manufacturing facilities, distribution facilities or customers - regardless of cause, including war, terrorism, riot, civil insurrection or social unrest; and natural or man-made disasters, including famine, flood, fire, earthquake, storm, or disease such as SARS.

• Changes in tax laws including changes related to taxation of foreign earnings.

• Changes in accounting standards promulgated by the American Institute of Certified Public Accountants, the Financial Accounting Standards Board or the Securities and Exchange Commission, or the Public Company Accounting Oversight Board that would require a significant change to Schering-Plough's accounting practices.

For further details and a discussion of these and other risks and uncertainties, see Schering-Plough's past and future Securities and Exchange Commission filings.

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

Legal proceedings involving the Company are described in the 2002 10-K and the 2003 first and second quarter 10-Qs, together referred to as the "Reports" in this Legal Proceedings Item. Unless specifically indicated below, matters described in the Reports are still pending. The following description should be read together with the Reports and covers material developments to previously reported proceedings and new legal proceedings involving the Company that arose since the July 31, 2003 filing date of the 2003 second quarter 10-Q.

New Matters

Regulatory Matters

The Company is subject to pharmacovigilance reporting requirements in many countries and other jurisdictions, including the United States, the European Union (EU) and the EU member states. The requirements differ from jurisdiction to jurisdiction, but all include requirements for reporting adverse events that occur while a patient is using a particular drug in order to alert the manufacturer of the drug and the governmental agency to potential problems.

During pharmacovigilance inspections by officials of the British and French medicines agencies conducted at the request of the European Agency for the Evaluation of Medicinal Products (EMEA), serious deficiencies in reporting processes were identified. The Company is taking urgent actions to rectify these deficiencies as quickly as possible.

The Company does not know what action, if any, the EMEA or national authorities will take in response to these findings. Possible actions include further inspections, demands for improvements in reporting systems, criminal sanctions against the company and/or responsible individuals and changes in the conditions of marketing authorizations for the Company's products.

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

On August 18, 2003, a lawsuit filed in the New Jersey Superior Court, Chancery Division, Union County, was served on the Company (as a nominal defendant) and the Company's outside Directors, alleging breach of fiduciary duty by the Directors relating to the Company's receipt of the Boston Target Letter described under "Investigations" in the "Legal, Environmental and Regulatory Matters" footnote.

On September 25, 2003, a lawsuit was filed in New Jersey Superior Court, Union County, against Richard Jay Kogan and the Company's outside Directors alleging breach of fiduciary duty, fraud and deceit and negligent misrepresentation, all relating to the alleged disclosures made during the meetings mentioned in the prior paragraph.

Investigations

In August 2003, the Company received a civil Investigative Subpoena issued by the Office of Inspector General of the United States Department of Health and Human Services, seeking documents concerning the Company's classification of Nitro-Dur for Medicaid Rebate purposes, and the Company's use of nominal pricing and bundling of product sales. The Company is cooperating with the investigation. It appears that the subpoena is one of a number addressed to pharmaceutical companies concerning an inquiry into issues relating to the payment of government rebates.

By letter dated September 24, 2003, the New Jersey Department of Environmental Protection notified the Company that it may be legally responsible for damage to natural resources of the State. While no specific facilities of the Company were identified, the notice may relate to the Company's facilities in Union, Kenilworth and Bloomfield, New Jersey. The Department has not adopted regulations governing the calculation of natural resource damages, making it difficult to accurately predict the ultimate extent of the Company's exposure. At this time, we are not aware of facts that would support liability that is material to the Company.

Updates

The U.S. Attorney's Office in New Jersey along with the FDA's Office of Criminal Investigation was conducting an investigation which may focus on one or more Company products, including ribavirin, manufactured in Puerto Rico. The U.S. Attorney's Office has informed the Company that the investigation is closed.

On September 9, 2003, the SEC and the Company announced settlement of the SEC enforcement proceeding against the Company and Richard Jay Kogan, former Chairman and Chief Executive Officer, regarding meetings held with investors the week of September 20, 2002 and other communications. Without admitting or denying the allegations, the Company agreed not to commit future violations of Regulation FD and related securities laws and paid a civil penalty of $1 million. Mr. Kogan paid a civil penalty of $50,000.

On March 31, 2003, the Company was served with a putative class action complaint filed in the United States District Court in New Jersey alleging that the Company, Richard Jay Kogan (who resigned as Chairman of the Board November 13, 2002 and retired as Chief Executive Officer, President and Director of the Company April 20, 2003) and the Company's Employee Savings Plan (Plan) administrator breached their fiduciary obligations to certain participants in the Plan. The allegations primarily relate to disclosures about the Company's Good Manufacturing Practices issues (which are discussed earlier in this "Securities and Class Action Litigation" section in relation to the Company's disclosures about its consent decree with FDA and related matters) and disclosures about the meetings with investors the week of September 30, 2002 and other communications (discussed under "SEC Inquiry and Related Litigation" below). In May 2003, the Company was served with a second putative class action complaint filed in the same court with allegations nearly identical to the complaint filed March 31, 2003. On October 6, 2003, a consolidated amended complaint was filed which names as additional defendants the following Directors: Eugene McGrath, Donald Miller, Carl Mundy, Patricia Russo, Kathryn Turner; two former directors: James Wood and Regina Herzlinger; and other corporate officers. The consolidated amended complaint also contains allegations associated with the Boston Target Letter described under "Investigations" in the "Legal, Environmental and Regulatory Matters" footnote.

As disclosed in the "Investigations" section of the "Legal, Environmental and Regulatory Matters" footnote and in the MD&A, during the third quarter 2003, $350 million was added to the Company's litigation reserves relating to the previously reported investigations by the U.S. Attorney's Offices for the District of Massachusetts and for the Eastern District of Pennsylvania into the Company's marketing, sales and clinical trial practices. This increase in reserves reflects maturing discussions with those offices, particularly with the Eastern District of Pennsylvania. This adjustment is consistent with the Company's policy of reviewing regularly the status of pending actions and investigations and making adjustments as appropriate. This increase in reserves represents an adjustment to the Company's estimate of the minimum liability relating to those investigations. The total reserves reflect an estimate and any final settlement or adjudication of any of these matters could possibly be less than or could materially exceed the aggregate liability accrued by the Company and could have a material adverse effect on the results of operations or financial condition of the Company.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits - The following Exhibits are filed with this document

Exhibit Number	Description
12	Computation of Ratio of Earnings to Fixed Charges
15	Awareness letter
31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chairman of the Board, Chief Executive Officer and President
31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification for Executive Vice President and Chief Financial Officer
32.1	Sarbanes-Oxley Act of 2002, Section 906 Certification for Chairman of the Board, Chief Executive Officer and President
32.2	Sarbanes-Oxley Act of 2002, Section 906 Certification for Executive Vice President and Chief Financial Officer
99.1	November 7, 2003, Investor Frequently Asked Questions and Answers

(b)	Reports on Form 8-K:

During the three-month period ended September 30, 2003, the Company filed eleven current reports on Form 8-K:

1.	Report on Form 8-K, filed July 1, 2003, under Item 5 - Other Events and Regulation FD Disclosure and Item 7 - Financial Statements and Exhibits.
2.	Report on Form 8-K, filed July 7, 2003, under Item 5 - Other Events and Regulation FD Disclosure and Item 7 - Financial Statements and Exhibits.
3.	Report on Form 8-K, filed July 23, 2003, under Item 7 - Financial Statements and Exhibits and Item 9 - Regulation FD Disclosure.
4.	Report on Form 8-K, filed August 12, 2003, under Item 7 - Financial Statements and Exhibits and Item 9 - Regulation FD Disclosure.
5.	Report on Form 8-K/A, filed August 13, 2003, under Item 7 - Financial Statements and Exhibits and Item 9 - Regulation FD Disclosure.
6.	Report on Form 8-K, filed August 22, 2003, under Item 5 - Other Events and Regulation FD Disclosure and Item 7 - Financial Statements and Exhibits.
7.	Report on Form 8-K/A, filed August 22, 2003, under Item 5 - Other Events and Regulation FD Disclosure and Item 7 - Financial Statements and Exhibits.
8.	Report on Form 8-K, filed August 26, 2003, under Item 5 - Other Events and Regulation FD Disclosure and Item 7 - Financial Statements and Exhibits.
9.	Report on Form 8-K, filed September 4, 2003, under Item 5 - Other Events and Regulation FD Disclosure and Item 7 - Financial Statements and Exhibits.
10.	Report on Form 8-K, filed September 9, 2003, under Item 5 - Other Events and Regulation FD Disclosure and Item 7 - Financial Statements and Exhibits.
11.	Report on Form 8-K, filed September 19, 2003, under Item 5 - Other Events and Regulation FD Disclosure and Item 7 - Financial Statements and Exhibits.

SIGNATURE(S)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Schering-Plough Corporation
(Registrant)

Date November 7, 2003	/s/Thomas H. Kelly
Thomas H. Kelly Vice President and Controller (Duly Authorized Officer and Chief Accounting Officer)