Form 10-K
period 2003-12-31
SCHERING PLOUGH CORP
filed 2004-02-26
CIK 310158

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003	Commission File No. 1-6571

SCHERING-PLOUGH CORPORATION

(Exact name of registrant as specified in charter)

New Jersey	I.R.S. Employer Identification No. 22-1918501

(State of incorporation)
2000 Galloping Hill Road
Kenilworth, N.J. 07033	(908)298-4000

(Address of principal executive offices)	(Registrant’s telephone number)

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Shares, $.50 par value	New York Stock Exchange

Preferred Share Purchase Rights*	New York Stock Exchange

*At the time of filing, the Rights were not traded separately from the Common Shares.

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days. YES  [X]  NO  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  YES  [X]  NO  [   ]

Aggregate market value of common shares held by non-affiliates computed by reference to the price at which the common shares were last sold as of June 30, 2003 (the last business day of the registrant’s most recently completed second fiscal quarter): $27,309,591,713

Common shares outstanding as of January 31, 2004: 1,471,196,309

Documents incorporated by reference	Part of Form 10-K incorporated into

Schering-Plough Corporation Proxy Statement for the Annual Meeting of Shareholders on April 27, 2004	Part III

Part I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Part II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
Part III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accountant Fees and Services
Part IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
GLOBAL NOTE
GLOBAL NOTE
LETTER AGREEMENT
EMPLOYMENT AGREEMENT
AMENDMENT TO SUPPLEMENT TO EMPLOYMENT AGREEMENT
SUPPLEMENT TO EMPLOYMENT AGREEMENT
OPERATIONS MANAGEMENT TEAM INCENTIVE PLAN
CASH LONG-TERM INCENTIVE PLAN
LONG-TERM PERFORMANCE SHARE UNIT INCENTIVE PLAN
TRANSFORMATIONAL PERFORMANCE SHARES PROGRAM
DISTRIBUTION AGREEMENT
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
CODE OF ETHICS
SUBSIDIARIES
CONSENT OF DELOITTE & TOUCHE LLP
POWER OF ATTORNEY
CERTIFICATION
CERTIFICATION
CERTIFICATION
CERTIFICATION

Part I

Item 1. Business

The terms “Schering-Plough” and the “Company,” as used herein, refer to Schering-Plough Corporation and its subsidiaries, except as otherwise indicated by the context. Schering-Plough Corporation was incorporated in 1970. The trademarks indicated by CAPITAL LETTERS in this Form 10-K are the property of, licensed to, promoted or distributed by Schering-Plough Corporation, its subsidiaries or related companies.

Subsidiaries of Schering-Plough are engaged in the discovery, development, manufacturing and marketing of pharmaceutical products worldwide. Discovery and development efforts target the field of human health. Occasionally, applications in the field of animal health can result from these efforts. The Company views animal health applications as a means to maximize the return on investments in discovery and development. The Company operates primarily in the prescription pharmaceutical marketplace. However, where appropriate, the Company has sought and may in the future seek regulatory approval to switch prescription products to over-the-counter (OTC) status as a means of extending a product’s life cycle. In this way, the OTC marketplace is yet another means of maximizing the return on investments in discovery and development.

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

The Company continues to market CLARINEX (desloratadine) 5 mg Tablets for the treatment of allergic rhinitis, which combines the indication of seasonal allergic rhinitis with the indication of perennial allergic rhinitis, as well as the treatment of chronic idiopathic urticaria, or hives of unknown cause. The ability of the Company to capture and maintain market share for CLARINEX and OTC CLARITIN in the U.S. market will depend on a number of factors, including: additional entrants in the market for allergy treatments; clinical differentiation of CLARINEX from other allergy treatments and the perception of the extent of such differentiation in the marketplace; the pricing differentials among OTC CLARITIN, CLARINEX, other allergy treatments and generic OTC loratadine; the erosion rate of OTC CLARITIN and CLARINEX sales upon the entry of additional generic OTC loratadine products; and whether or not one or both of the other branded second-generation antihistamines are switched from prescription to OTC status. CLARINEX is experiencing intense competition in the prescription U.S. allergy market. The prescription allergy market has been shrinking since the OTC switch of CLARITIN in December 2002. The Company is implementing new marketing efforts to address market share performance for CLARINEX.

The switch of CLARITIN to OTC status and the introduction of competing OTC loratadine has resulted in a rapid, sharp and material decline in CLARITIN sales in the United States and the Company’s results of operations. U.S. sales of prescription CLARITIN products were $25 million or 0.3 percent of the Company’s consolidated global sales in 2003 and $1.4 billion or 14 percent in 2002. Sales of CLARINEX in the United States and abroad have also been materially adversely affected by the presence of generic OTC loratadine and OTC CLARITIN. In light of the factors described above, management believes that the Company’s December 2002 introduction of OTC CLARITIN, as well as the introduction of a competing OTC loratadine product in December 2002 and additional entrants of generic OTC loratadine products in the market, have had a rapid, sharp and material adverse effect on the Company’s results of operations and will likely continue for an indeterminate period of time.

The Company and Merck & Co., Inc. (Merck) have agreements to jointly develop and market ZETIA (ezetimibe) as a once-daily monotherapy, as co-administration of ZETIA with statins, and ezetimibe as a once-daily fixed-combination tablet with simvastatin (Zocor), Merck’s cholesterol-modifying medicine. The agreements also involve the development and marketing of a once-daily, fixed-combination tablet containing CLARITIN and Singulair. Singulair is Merck’s once-daily leukotriene receptor antagonist for the treatment of asthma and seasonal allergic rhinitis. In January 2002, Schering-Plough/Merck Pharmaceuticals reported on results of Phase III clinical trials of a fixed-combination tablet containing CLARITIN and Singulair, which did not demonstrate sufficient added benefits in the treatment of seasonal allergic rhinitis.

In October 2002, Merck/Schering-Plough Pharmaceuticals announced that the FDA approved ZETIA (ezetimibe) 10 mg for use either by itself or together with statins for the treatment of elevated cholesterol levels. In March 2003, the Company announced that ezetimibe (EZETROL, as marketed in Europe) had successfully completed the European Union (EU) mutual recognition procedure (MRP). With the completion of the MRP process, the 15 EU member states as well as Iceland and Norway can grant national marketing authorization with unified labeling for EZETROL. EZETROL has been launched in many international markets.

The agreements generally provide for equal sharing of development costs and for co-promotion of approved products by each company in the United States and in most other countries of the world, except Japan. In Japan, no agreement exists. In general, co-promotion provides that each company will provide equal physician marketing efforts and that each company will bear the cost of its own sales force in marketing the products. In general, the agreement provides that the venture will operate in a “virtual” mode to the maximum degree possible by relying on the respective infrastructures of the two companies. However, the companies have agreed to share certain costs, but these costs are limited to a portion of the costs of manufacturing, the cost of a specialty sales force and certain specially identified promotion costs. It should be noted that the Company incurs substantial costs, such as selling costs, that are not reflected in Equity income from cholesterol joint venture and are borne entirely by the Company. The agreements do not provide for any jointly owned facilities and, as such, products resulting from the collaboration will be manufactured in facilities owned by either Merck or the Company.

Additional prescription products sold by the Company include: ASMANEX, CELESTAMINE, FORADIL, NASONEX, POLARAMINE and PROVENTIL, allergy/respiratory; CAELYX, CEDAX, ETHYOL, EULEXIN, GARAMYCIN, INTRON A, PEG-INTRON, REBETOL (ribavirin), REMICADE and TEMODAR, anti-infective and anticancer; DIPROLENE, DIPROSONE, ELOCON, LOTRISONE, QUADRIDERM and VALISONE, dermatologicals; INTEGRILIN, K-DUR and NITRO-DUR, cardiovasculars; and CELESTONE, DIPROSPAN and SUBUTEX and TEMGESIC, other pharmaceuticals.

PEG-INTRON and REBETOL combination therapy for hepatitis C contributed substantially to sales in 2003 and 2002. During the fourth quarter of 2002, a competing pegylated interferon-based combination product, including a brand of ribavirin, received regulatory approval in most major markets, including the United States. The overall market share of the INTRON franchise has declined sharply, reflecting this new market competition. Management believes that the ability of PEG-INTRON and REBETOL combination therapy to maintain market share will continue to be adversely affected by new competition in the hepatitis C marketplace.

Animal health products include: CEPRAVIN and NUFLOR, antimicrobials; BANAMINE and ZUBRIN, non-steroidal anti-inflammatories; RALGRO, a growth promotant implant; OTOMAX, an otic product; a broad range of vaccines for many species; parasiticides, sutures, bandages and nutritional products.

Foot care, OTC and sun care products include: CLEAR AWAY wart remover; DR. SCHOLL’S foot care products; LOTRIMIN and TINACTIN antifungals; A & D ointment; AFRIN nasal decongestant; CHLOR-TRIMETON antihistamine; CLARITIN allergy; CORICIDIN and DRIXORAL cold and decongestant products; CORRECTOL laxative; BAIN DE SOLEIL, COPPERTONE and SOLARCAINE sun care products.

Recent Developments

In response to the decline in sales and earnings, the Company has initiated a number of actions including:

•	A new management team has been appointed and has implemented many changes, some of which are described in the following sections.

•	The quarterly dividend has been reduced to 5.5 cents from 17 cents per common share.

•	A program entitled Value Enhancement Initiative (VEI) has commenced. VEI is a tool designed to enable the Company to save and spend wisely. The key cost-cutting initiatives implemented include:

➢	Eliminating most employee bonuses for 2003 under the Company’s standard plans.

➢	Eliminating the payout under the Company’s profit sharing plan.

➢	Eliminating routine merit increases throughout 2004, with exceptions only where local contracts or practices prevent this action, for customer-contact employees, for employees dedicated to fulfillment of the Company’s FDA consent decree obligations and other business-critical employees.

➢	Targeting an overall reduction in payroll and related expenses of at least 10 percent, again excluding payroll expense associated with customer-contact employees and employees dedicated to fulfilling the Company’s FDA consent decree obligations. The first step toward achieving this target was a Voluntary Early Retirement Program (VERP) in the United States. Approximately 900 employees elected to retire under this program.

➢	Installing global procurement programs.

➢	Exercising tight controls over new hires, cutting back in travel costs and reducing meeting expenses.

Net Sales by Major Product and Therapeutic Category
(Dollars in millions)

	For the years ended December 31,
			Percent
			Change
			2003 vs
	2003	2002	2002	2001

ANTI-INFECTIVE & ANTICANCER	$3,098	$3,733	(17)%	$2,273

CAELYX	111	71	55	51
INTRON FRANCHISE*	1,851	2,736	(32)	1,447
REMICADE	540	337	60	166
TEMODAR	324	278	16	180
OTHER ANTI-INFECTIVE & ANTICANCER	272	311	(13)	429
ALLERGY & RESPIRATORY	2,003	3,304	(39)	4,217

CLARINEX	694	598	16	**
CLARITIN Rx	370	1,802	(79)	3,159
NASONEX	500	523	(4)	524
PROVENTIL	125	128	(2)	230
OTHER ALLERGY & RESPIRATORY	314	253	24	304
CARDIOVASCULARS	467	433	8	623

INTEGRILIN	306	304	1	231
OTHER CARDIOVASCULARS	161	129	25	392
DERMATOLOGICALS	507	511	(1)	593
OTHER PHARMACEUTICALS	597	807	(26)	715

WORLDWIDE PHARMACEUTICALS	6,672	8,788	(24)	8,421
OTC	563	269	N/M	178

OTC CLARITIN	415	105	N/M	—
OTHER OTC	148	164	(10)	178
FOOT CARE	275	279	(1)	291
SUN CARE	127	167	(24)	178
ANIMAL HEALTH	697	677	3	694

CONSOLIDATED NET SALES	$8,334	$10,180	(18)	$9,762

N/M – Not Meaningful

* The INTRON franchise consists of INTRON A, PEG-INTRON and REBETOL.

**In 2001, sales of CLARINEX, launched in international markets only, are included in CLARITIN               Rx sales.

The Company has three reportable segments: Prescription Pharmaceuticals, Consumer Health Care and Animal Health. The segment sales and profit data that follow are consistent with the Company’s current management reporting structure, established in the second quarter of 2003. Prior period information presented herein has been restated to be on a comparable basis. The Prescription Pharmaceuticals segment discovers, develops, manufactures and markets human ethical pharmaceutical products. The Consumer Health Care segment develops, manufactures and markets OTC, foot care and sun care products. The Animal Health segment discovers, develops, manufactures and markets animal health products.

Net sales by segment:
(Dollars in millions)

	Year ended December 31,

	2003	2002	2001

Prescription Pharmaceuticals	$6,672	$8,788	$8,421
Consumer Health Care	965	715	647
Animal Health	697	677	694

Consolidated net sales	$8,334	$10,180	$9,762

Profit by segment:
(Dollars in millions)

	Year ended December 31,

	2003	2002	2001

Prescription Pharmaceuticals	$496	$2,543	$2,764
Consumer Health Care	194	174	140
Animal Health	86	93	141
Corporate and other 1/	(822)	(247)	(522)

Consolidated (loss)/profit before tax	$(46)	$2,563	$2,523

1/ In 2003, Corporate and other includes charges of $164 million related to the Voluntary Early Retirement Program (see “Special Charges” footnote under Item 8, Financial Statements and Supplementary Data, in this Form 10-K for additional information). It is estimated that the charges relate to the reportable segments as follows: Prescription Pharmaceuticals - $103 million, Consumer Health Care - $8 million, Animal Health - $4 million and Corporate and other - $49 million.

Corporate and other also includes provisions to increase the litigation reserves, asset impairment charges, interest income and expense, foreign exchange gains and losses, headquarters expenses and other miscellaneous items. The accounting policies used for segment reporting are the same as those described in the “Summary of Significant Accounting Policies.”

The Company has subsidiaries in more than 40 countries outside the United States. Sales outside the United States comprised 57 percent ($4,775 million) of consolidated net sales in 2003, 43 percent ($4,419 million) in 2002 and 39 percent ($3,789 million) in 2001. No single foreign country, except for France, Japan and Italy, accounted for 5 percent or more of consolidated net sales during the past three years. France accounted for 8 percent ($691 million), 6 percent ($613 million) and 5 percent ($459 million) of consolidated net sales in 2003, 2002 and 2001, respectively. Japan accounted for 5 percent ($414 million), 5 percent ($524 million) and 3 percent ($320 million) of consolidated net sales in 2003, 2002 and 2001, respectively. Italy accounted for 5 percent ($436 million), 3 percent ($339 million) and 3 percent ($266 million) of consolidated net sales in 2003, 2002 and 2001, respectively.

Net Sales by Geographic Area
(Dollars in millions)

	2003	2002	2001

United States	$3,559	$5,761	$5,973
Europe and Canada	3,410	2,923	2,457
Latin America	716	740	782
Pacific Area and Asia	649	756	550

Consolidated net sales	$8,334	$10,180	$9,762

Net sales are presented in the geographic area in which the Company’s customers are located. During 2003, 2002 and 2001, 8 percent ($667 million), 21 percent ($2,092 million) and 16 percent ($1,568 million), respectively, of consolidated net sales were made to McKesson Corporation, a major pharmaceutical and health care products distributor. Also, during 2003, 2002 and 2001, 9 percent ($771 million), 11 percent ($1,101 million) and 12 percent ($1,160 million), respectively, of consolidated net sales were made to AmerisourceBergen Corporation, a major pharmaceutical and health care products distributor.

Long-lived Assets by Geographic Location
(Dollars in millions)

	2003	2002	2001

United States	$2,507	$2,477	$2,297
Ireland	444	430	420
Singapore	828	668	507
Puerto Rico	317	300	258
Other	726	613	546

Total	$4,822	$4,488	$4,028

Long-lived assets shown by geographic location are primarily property.

Sales of products comprising 10 percent or more of the Company’s U.S. or international sales for the year ended December 31, 2003, were as follows: (Dollars in millions)

	U.S.	International

INTRON franchise	$884	$966
CLARINEX	498	196
OTC CLARITIN	415	—
REMICADE	—	540

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

The pharmaceutical industry is highly competitive and includes other large companies with substantial resources for research, product development, advertising, promotion and field selling support. There are numerous domestic and international competitors in this industry. Some of the principal competitive techniques used by the Company for its products include research and development of new and improved products, high product quality, varied dosage forms and strengths and switching prescription products to non-prescription status. In the United States, many of the Company’s products are subject to increasingly competitive pricing as managed care groups, institutions, federal and state government entities and agencies and buying groups seek price discounts and rebates. Governmental and other pressures toward the dispensing of generic products may significantly reduce the sales of certain products when they become no longer protected by patents or data exclusivity arrangements with the FDA.

The Company’s subsidiaries own (or have licensed rights under) a number of patents and patent applications, both in the United States and abroad. Patents and patent applications relating to the Company’s significant products, including, without limitation, CLARINEX, the CLARITIN family of products, INTRON A, PEG-INTRON, REBETOL, NASONEX and ZETIA, are of material importance to the Company. The compound patent for loratadine expired on June 19,

2002, and U.S. market exclusivity for CLARITIN expired on December 19, 2002. A patent covering the compound desloratadine, formulations thereof, and methods of treatment with desloratadine as it relates to CLARITIN is set to expire on April 21, 2004. Six months’ U.S. market exclusivity would attach to the end of the desloratadine patent as it relates to CLARITIN and would expire on October 21, 2004. This six-month period of exclusivity was granted because the Company conducted pediatric clinical trials at the request of the FDA. In addition, generic forms of ribavirin are expected to enter the U.S. market in 2004, assuming FDA’s approval of a generic ribavirin. These patents are subject to litigation as described in Item 3, Legal Proceedings, of this Form 10-K.

Worldwide, the Company’s products are sold under trademarks. Trademarks are considered in the aggregate to be of material importance to the business and are protected by registration or common law in the United States and most other markets where the products are sold.

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

Foreign operations are subject to certain risks, which are inherent in conducting business overseas. These risks include possible nationalization, expropriation, importation limitations, pricing restrictions, and other restrictive governmental actions or economic destabilization. Also, fluctuations in foreign currency exchange rates can impact the Company’s consolidated financial results. For additional information on foreign operations, see Item 7, Management’s Discussion and Analysis of Operations and Financial Condition, and the segment information described above in this Form 10-K.

Research and Development

The Company’s research activities are primarily aimed at discovering and developing new and enhanced prescription products of medical and commercial significance. Company sponsored research and development expenditures were $1,469 million, $1,425 million and $1,312 million in 2003, 2002 and 2001, respectively. Research expenditures represented approximately 18 percent of consolidated net sales in 2003, 14 percent of consolidated net sales in 2002 and approximately 13 percent of consolidated net sales in 2001. In addition, the Company’s share of research and development costs relating to the cholesterol joint venture with Merck was $79 million for 2003 (included in “Equity income from cholesterol joint venture” in the Statements of Consolidated Operations).

The Company’s research activities are concentrated in the therapeutic areas of allergic and inflammatory disorders, infectious diseases, oncology, cardiovascular diseases, and central nervous system disorders. The Company also has substantial efforts directed toward biotechnology, gene therapy and immunology. Research activities include expenditures for both internal research efforts and research collaborations with various partners.

While several pharmaceutical compounds are in varying stages of development, it cannot be predicted when or if these compounds will become available for commercial sale.

Government Regulation

Pharmaceutical companies are subject to extensive regulation by a number of national, state and local agencies. Of particular importance is the FDA. It has jurisdiction over all the Company’s businesses and administers requirements covering the testing, approval, safety, effectiveness, manufacturing, labeling and marketing of the Company’s products. The FDA also regulates the conversion of pharmaceuticals from prescription to OTC status. The extent of FDA requirements and/or reviews affects the amount of resources necessary to develop new products and bring them to market in the United States.

On an ongoing basis, the FDA regulates the facilities and procedures used to manufacture pharmaceutical products in the United States or for sale in the United States. All products made in such facilities are to be manufactured in accordance with Good Manufacturing Practices (GMPs) established by the FDA. The FDA periodically inspects the Company’s facilities and procedures to evaluate compliance.

On May 17, 2002, the Company announced that it had reached an agreement with the FDA for a consent decree to resolve issues involving the Company’s compliance with current Good Manufacturing Practices (cGMP) at certain manufacturing facilities in New Jersey and Puerto Rico. The U.S. District Court for the District of New Jersey approved and entered the consent decree on May 20, 2002.

Under terms of the consent decree, the Company agreed to pay a total of $500 million to the U.S. government in two equal installments of $250 million; the first installment was paid in May 2002, and the second installment was paid in May 2003. As previously reported, the Company accrued a $500 million provision for this consent decree in the fourth quarter of 2001.

The consent decree requires the Company to complete a number of actions. In the event certain actions agreed upon in the consent decree are not satisfactorily completed on time, the FDA may assess payments for each deadline missed. The consent decree required the Company to develop and submit for FDA’s concurrence comprehensive cGMP Work Plans for the Company’s manufacturing facilities in New Jersey and Puerto Rico that are covered by the decree. The Company received FDA concurrence with its proposed cGMP Work Plans on May 14, 2003.

The cGMP Work Plans contain a number of Significant Steps whose timely and satisfactory completion are subject to payments of $15 thousand per business day for each deadline missed. These payments may not exceed $25 million for 2002, and $50 million for each of the years 2003, 2004 and 2005. These payments are subject to an overall cap of $175 million.

In connection with its discussions with FDA regarding the Company’s cGMP Work Plans, and pursuant to the terms of the decree, the Company and FDA entered into a letter agreement dated April 14, 2003. In the letter agreement, the Company and FDA agreed to extend by six months the time period during which the Company may incur payments as described above with respect to certain of the Significant Steps whose proposed due dates are December 31, 2005. The letter agreement does not increase the yearly or overall caps on payments described above.

In addition, the decree requires the Company to complete programs of revalidation of the finished drug products and bulk active pharmaceutical ingredients manufactured at the covered manufacturing facilities. The Company is required under the consent decree to complete its revalidation programs for bulk active pharmaceutical ingredients by September 30, 2005 and for finished drugs by December 31, 2005. In general, the timely and satisfactory completion of the revalidations are subject to payments of $15 thousand per business day for each deadline missed, subject to the caps described above. However, if a product scheduled for revalidation has not been certified as having been validated by the last date on the validation schedule, the FDA may assess a payment of 24.6 percent of the net domestic sales of the uncertified product until the validation is certified. Further, in general, if a product scheduled for revalidation under the consent decree is not certified within six months of its scheduled date, the Company must cease production of that product until certification is obtained. The completion of the Significant Steps in the Work Plans and the completion of the revalidation programs are subject to third-party expert certification, which must be accepted by the FDA.

The consent decree provides that if the Company believes that it may not be able to meet a deadline, the Company has the right, upon the showing of good cause, to request extensions of deadlines in connection with the cGMP Work Plans and revalidation programs. However, there is no guarantee that FDA will grant any such requests.

Although the Company believes it has made significant progress in meeting its obligations under the consent decree, it is possible that (1) the Company may fail to complete a Significant Step or a revalidation by the prescribed deadline; (2) the third party expert may not certify the completion of the Significant Step or revalidation; or (3) the FDA may disagree with an expert’s certification of a Significant Step or revalidation. In such a case, it is possible that the FDA may assess payments as described above.

The Company would expense any payments assessed under the decree if and when incurred.

Failure to comply with governmental regulations can result in delays in the release of products, delays in the approvals of new products, seizure or recall of products, suspension or revocation of the authority necessary for the production and sale of products, fines and other civil or criminal sanctions.

The Company’s activities outside the United States are also subject to regulatory requirements governing the testing, approval, safety, effectiveness, manufacturing, labeling and marketing of the Company’s products. These regulatory requirements vary from country to country. Whether or not FDA approval or approval of the European Medicines Evaluation Agency has been obtained for a product, approval of the product by comparable regulatory authorities of countries outside of the United States or the European Union, as the case may be, must be obtained prior to marketing the product in those countries. The approval process may be more or less rigorous from country to country and the time required for approval may be longer or shorter than that required in the United States. Approval in one country does not assure that such product will be approved in another country.

In most international markets, the Company operates in an environment of government-mandated, cost-containment programs. Several governments have placed restrictions on physician prescription levels and patient reimbursements, emphasized greater use of generic drugs and enacted across-the-board price cuts as methods of cost control.

In recent years, various legislative proposals have been offered in Congress and in many state legislatures that would effect major changes in the affected health care systems. One such change that could be material to the Company is the addition of an outpatient prescription drug benefit to Medicare. Some states have passed legislation, and further federal and state legislative and administrative proposals are possible. These could include price or patient reimbursement constraints on medicines, mandated discounts, supplemental rebates, expansion of existing governmental programs for new patient populations and restrictions on access to certain products. Similar issues have also arisen in many countries outside of the United States. It is not possible to predict the outcome of such initiatives and their effect on operations and cash flows cannot be reasonably estimated.

The Company cannot predict what net effect the Medicare prescription drug benefit will have on markets and sales. The program does not go into effect until 2006 and many of the Company’s leading drugs are already covered under Medicare Part B (e.g. TEMODAR, INTEGRILIN, and INTRON A). Others have a relatively small portion of their sales to the Medicare population (e.g. CLARINEX, the hepatitis C franchise). The Company could experience expanded utilization of ZETIA and new drugs in the Company’s R&D pipeline. Of greater consequence for the Company may be the legislation’s impact on pricing, rebates and discounts.

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

Environment

To date, compliance with federal, state and local environmental protection laws has not had a materially adverse effect on the Company. The Company has made and will continue to make necessary expenditures for environmental protection. Worldwide capital expenditures during 2003 included approximately $9 million for environmental control purposes. It is anticipated that continued compliance with such environmental regulations will not significantly affect the Company’s financial statements or its competitive position. For additional information on environmental matters, see Item 3, Legal Proceedings, in this form 10-K.

Employees

There were approximately 30,500 people employed by the Company at December 31, 2003.

Available information

The Company makes its annual report on Form 10-K, its quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed with the SEC available free of charge, on its Web site, as soon as reasonably practicable after such materials are electronically filed with the SEC. The Company’s address on the World Wide Web is schering-plough.com. Since the Company began this practice in the third quarter 2002, each such report has been available on the Company’s Web site within 24 hours of filing. Reports filed by the Company with the SEC may be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 2. Properties

The Company’s corporate headquarters is located in Kenilworth, New Jersey. Principal manufacturing facilities are located in Kenilworth, New Jersey; Miami, Florida; Omaha, Nebraska; Cleveland, Tennessee; Puerto Rico, Argentina, Belgium, Canada, France, Germany, Ireland, Italy, Japan, Mexico, Singapore and Spain.

The Company’s principal research facilities are located in Kenilworth and Union, New Jersey; Palo Alto and San Diego, California; and Elkhorn, Nebraska.

On May 17, 2002, the Company announced that it reached an agreement with the FDA to enter into a consent decree to resolve issues involving the Company’s compliance with cGMP at certain manufacturing facilities in New Jersey and Puerto Rico. Refer to the “Government Regulation” section within Item 1 of this Form 10-K for additional information regarding the consent decree.

All properties are owned by the Company. These properties are generally well maintained, insured and in generally good operating condition. The Company’s manufacturing facilities have capacities considered appropriate to meet the Company’s needs.

Item 3. Legal Proceedings

Background

The Company has responsibilities for environmental cleanup under various state, local and federal laws, including the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund. At several Superfund sites (or equivalent sites under state law), the Company is alleged to be a potentially responsible party (PRP). The Company estimates its obligations for cleanup costs for Superfund sites based on information obtained from the federal Environmental Protection Agency (EPA), an equivalent state agency and/or studies prepared by independent engineers, and on the probable costs to be paid by other PRPs. The Company records a liability for environmental assessments and/or cleanup when it is probable a loss has been incurred and the amount can be reasonably estimated.

The Company is also involved in various other claims and legal proceedings of a nature considered normal to its business, including product liability cases. The Company adjusts its accrued liabilities to reflect the current best estimate of its probable loss exposure. Where no best estimate is determinable, the Company accrues the minimum amount within the most probable range of its liability.

The recorded liabilities for the above matters at December 31, 2003, and the related expenses incurred during the 12 months ended December 31, 2003, were not material. Expected insurance recoveries have not been considered in determining the costs for environmental-related liabilities.

Management believes that, except for the matters discussed in the remainder of this section, it is remote at this time that any material liability in excess of the amounts accrued will be incurred. With respect to the matters discussed in the remainder of this section, except where noted, it is not practicable to estimate a range of reasonably possible loss; where it is, a reserve has been included in the financial statements. Resolution of any or all of the matters discussed in the remainder of this section, individually or in the aggregate, could have a material adverse effect on the Company’s results of operations or financial condition.

Management reviews the status of the matters discussed in the remainder of this section on an ongoing basis and from time to time may settle or otherwise resolve them on such terms and conditions as management believes are in the best interests of the Company. The Company is aware that settlements of matters of the types set forth in the remainder of this section, and in particular under “Investigations,” frequently involve fines and/or penalties that are material to the financial condition and the results of operations of the entity entering into the settlement. There are no assurances that the Company will prevail in any of these matters, that settlements can be reached on acceptable terms (including the scope of release provided) or in amounts that do not exceed the amounts reserved. Even if an acceptable settlement were to be reached, there can be no assurance that further investigations or litigations will not be commenced raising similar type issues, potentially exposing the Company to additional material liabilities. Further, the Company cannot predict the timing of the resolution of these matters or their outcomes.

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

On November 20, 2003, we received a General Notice of Potential Liability from EPA addressed to Arno/Scholl’s Adhesive Tapes, Inc., a former subsidiary of the Company, relating to the Lake Culmet Cluster Site in Chicago, Illinois. There are several hundred other potentially responsible parties for the site.

In 2003, Schering-Plough responded to an information request from the New Jersey Department of Environmental Protection relating to contamination of the Lower Passaic River Basin. Schering-Plough denied having any connection to the contamination. In late September, the Department directed 66 PRPs at 18 contaminated sites to assess and restore natural resource damage to the Lower Passaic River Basin. The Department did not name Schering-Plough as a PRP. However, the Department sent Schering-Plough a letter, received September 24, 2003, stating that the Company “may be legally responsible for damages to natural resources” in the state. The Department has not adopted regulations covering how such liability is to be calculated, making it difficult to accurately predict the ultimate extent of the Company’s exposure.

Patent Matters

CLARITIN Patents. In February 1998, Geneva Pharmaceuticals, Inc. (Geneva) submitted an Abbreviated New Drug Application (ANDA) to the U.S. FDA seeking to market generic CLARITIN tablets before the expiration in 2004 of the Company’s desloratadine compound patent, which the Company believes protects CLARITIN. Geneva alleged that the desloratadine compound patent is invalid. This patent is material to the Company’s business. In March 1998, the Company filed suit in federal court seeking a ruling that Geneva’s ANDA submission constitutes infringement of the Company’s desloratadine compound patent and that its challenge to this patent is without merit. In addition to Geneva, from 1998 through 2003, the following companies made similar ANDA submissions for generic CLARITIN tablets: Zenith Goldline Pharmaceuticals, Mylan Pharmaceuticals Inc., Teva Pharmaceuticals USA, Inc. (Teva), Ranbaxy Pharmaceuticals, Inc. (Ranbaxy), Genpharm Incorporated, and L. Perrigo Company (Perrigo). The following companies made similar ANDA submissions for generic CLARITIN syrup: Teva, Copley Pharmaceuticals, Inc., Novex Pharma, Alpharma USPD Inc., Taro Pharmaceuticals USA, Inc., Morton Grove Pharmaceuticals, Inc., and Perrigo. Andrx Pharmaceuticals, L.L.C. (Andrx) and Impax Laboratories Inc. (Impax) made similar ANDA submissions for generic CLARITIN-D 12 Hour and CLARITIN-D 24 Hour formulations. Ranbaxy made a similar ANDA submission for a generic CLARITIN-D 24 Hour formulation. ESI Lederle, Inc. (Lederle), a subsidiary of Wyeth, made a similar ANDA submission for a generic CLARITIN REDITAB formulation. The following companies submitted “paper” New Drug Applications (“paper” NDAs) under Section 505 (b)(2) of the Federal Food, Drug and Cosmetic Act seeking to market a generic OTC form of CLARITIN prior to the expiration of the Company’s desloratadine compound patent: Whitehall-

Robins Healthcare, a division of Wyeth (for an OTC REDITAB formulation), McNeil Consumer Healthcare (McNeil) (for OTC tablets), and Perrigo (for OTC tablets). In each case, the Company filed suit in federal court seeking a ruling that the applicable ANDA or “paper” NDA submission and proposed marketing of a generic prescription or OTC product constitutes infringement of the Company’s desloratadine compound patent, and that the challenge to the patent is without merit. On August 8, 2002, a federal district court in New Jersey ruled on motions for summary judgment, finding that certain claims of the desloratadine compound patent were anticipated by a prior patent and, thus, were not valid. On August 1, 2003, the district court’s decision was sustained by the appellate court, and on October 28, 2003, the appellate court denied the Company’s petition for rehearing. With these rulings, actions against the defendants for infringement of the desloratadine compound patent by manufacturers of loratadine will not proceed. The Company had also asserted that Impax’s and Andrx’s ANDAs for their generic CLARITIN-D 24 Hour formulations infringe the Company’s patent covering its CLARITIN-D 24 Hour formulation. In October 2003, the Company settled this litigation with Impax and ANDRX and has licensed them under this patent.

REBETOL Patents. In August 2001, Geneva Pharmaceuticals Technology Corp. (Geneva Pharmaceuticals) and Three Rivers Pharmaceuticals, L.L.C. (Three Rivers), and in January 2002, Teva, submitted separate ANDAs with the FDA seeking to market generic forms of 200 mg REBETOL (ribavirin) Capsules in the United States before the expiration of the Company’s patents covering ribavirin formulations. Geneva Pharmaceuticals, Three Rivers and Teva have asserted that they do not infringe the Company’s REBETOL patents and/or the patents are invalid. The REBETOL patents are material to the Company’s business. In September 2001, October 2001 and March 2002, the Company filed suits in federal court seeking rulings that the ANDA submissions by Geneva Pharmaceuticals, Three Rivers and Teva, respectively, constitute infringement of the Company’s patents and that the challenges to the Company’s patents are without merit. During 2003, the Company entered into separate licensing agreements with Three Rivers, Geneva Pharmaceuticals and Teva that settled all patent litigation between the Company, Three Rivers, Teva and Geneva Pharmaceuticals, and granted Three Rivers, Geneva Pharmaceuticals and Teva each a non-exclusive, non-sublicensable license to the Company’s U.S. ribavirin patents. The agreements were subject to dismissal of Three Rivers’, Geneva Pharmaceuticals’ or Teva’s reported patent litigation with Ribapharm, Inc., a subsidiary of Valeant Pharmaceuticals International, (Ribapharm). That litigation was dismissed upon defendants’ motion for summary judgment on July 16, 2003. Ribapharm has appealed the summary judgment decision. Ribapharm has also petitioned the FDA to deny approval of the Three Rivers, Geneva Pharmaceuticals and Teva products. The FDA has not acted on the Ribapharm petition as of the date of this report.

PRIME PAC PRRS Patent. In January 2000, a jury found that the Company’s PRIME PAC PRRS (Porcine Respiratory and Reproductive Syndrome) vaccine infringed a patent owned by Boehringer Ingelheim Vetmedica, Inc. An injunction was issued in August 2000 barring further sales of the Company’s vaccine. The Company’s post-trial motions for either a reversal of the jury’s verdict or a new trial were denied in September 2001. The Company appealed, and the verdict was affirmed by the appellate court in February 2003. Litigation of the damages phase of the case is ongoing. A trial to determine damages has been scheduled for May 3, 2004.

Investigations

Pennsylvania Investigation. In October 1999, the Company received a subpoena from the U.S. Attorney’s Office for the Eastern District of Pennsylvania, pursuant to the Health Insurance Portability and Accountability Act of 1996, concerning the Company’s contracts with pharmacy benefit managers (PBMs) and managed care organizations to provide disease management services in connection with the marketing of its pharmaceutical products. It appears that the subpoena was one of a number addressed to industry participants as part of an inquiry into, among other things, pharmaceutical marketing practices. The government’s inquiry has focused on, among other things, whether the Company’s disease management and other marketing programs and arrangements comply with federal health care laws and whether the value of its disease management programs and other marketing programs and arrangements should have been included in the calculation of rebates to the government. The Company has been cooperating with the investigation. In March 2002, the U.S. Attorney’s Office began issuing grand jury subpoenas. The grand jury investigation appears to be focused on one or more transactions with managed care organizations where the government believes the Company offered or provided deeply discounted pharmaceutical products (known as “nominally priced” products, which are generally excluded from Medicaid rebate calculations), free or discounted disease management services, and other marketing programs and arrangements that delivered value, in order to place or retain one or more of the Company’s major pharmaceutical products on the managed care organization’s formulary. The grand jury appears to be investigating, among other things, (i) whether the transactions described above and conduct relating thereto violated federal anti-kickback statutes; and (ii) whether the value of the items and services described above should have been included in the Company’s calculation of Medicaid rebates. The outcome of the investigations could include the commencement of civil and/or criminal proceedings involving substantial fines, penalties and injunctive or administrative remedies, including exclusion from government reimbursement programs, and the Company cannot predict whether the investigations will affect its marketing practices or sales. During the 2003 third quarter, the Company increased its litigation reserves related to this investigation and the investigations described below by the U.S. Attorney’s Office for the District of Massachusetts by $350 million. This increase in reserves reflects maturing discussions in these offices, particularly with the Eastern District of Pennsylvania and an adjustment to the Company’s estimate of its minimum liability relating to those investigations, in compliance with U.S. generally accepted accounting principles (GAAP). Under GAAP, companies are required to estimate and recognize a minimum liability when a loss is probable but no better estimate of the loss can be made. In the fourth quarter of 2002, the Company increased its litigation reserves by $150 million for the same matters. The Company cannot predict the timing of the resolution of these matters. The Company notes that its total reserves reflect an estimate and that any final settlement or adjudication of any of these matters could possibly be less than or could materially exceed the aggregate liability accrued by the Company and could have a materially adverse effect on the operations or financial condition of the Company.

AWP Investigations. The Company is responding to investigations by the Department of Health and Human Services, the Department of Justice, the Committee on Energy and Commerce of the U.S. House of Representatives and certain states into certain industry and Company practices regarding average wholesale price (AWP). These investigations include a Department of Justice review of the merits of a federal action filed by a private entity on behalf of the United States in the U.S. District Court for the Southern District of Florida, as well as an investigation by the U.S. Attorney’s Office for the District of Massachusetts, regarding, inter alia, whether the AWP set by pharmaceutical companies for certain drugs improperly exceeds the average prices paid by dispensers and, as a consequence, results in unlawful inflation of certain government drug reimbursements that are based on AWP. In March 2001, the Company received a subpoena from the Massachusetts Attorney General’s office seeking documents concerning the use of AWP and other pricing and/or marketing practices. The Company is cooperating with these investigations. The outcome of these investigations could include the imposition of substantial fines, penalties and injunctive or administrative remedies.

Massachusetts Investigation. The U.S. Attorney’s Office for the District of Massachusetts is also investigating whether the Company’s sales of a product manufactured under a private label arrangement with a managed care organization should have been included in the Company’s Medicaid best price calculations. In early November 2002, the Company was served with two additional grand jury subpoenas by the U.S. Attorney for the District of Massachusetts. Among other information, the subpoenas seek a broad range of information concerning the Company’s sales, marketing and clinical trial practices and programs with respect to INTRON A, REBETRON and TEMODAR; the Company’s sales and marketing contacts with managed care organizations and doctors; and the Company’s offering or provision of grants, honorariums or other items or services of value to managed care organizations, physician groups, doctors and educational institutions. The Company understands that this investigation is focused on whether certain sales, marketing and clinical trial practices and conduct related thereto, which in certain instances relate to the use of one or more of the above-mentioned products for indications for which FDA approval had not been obtained - so-called “off-label” uses - were in violation of federal laws and regulations with respect to off-label promotional activities. The investigation also appears to focus on whether drug samples, clinical trial grants and other items or services of value were given to providers to incentivize them to prescribe one or more of the above-mentioned products, including for “off-label” uses, in violation of the federal health care anti-kickback laws. The Company has implemented certain changes to its sales, marketing and clinical trial practices and is continuing to review those practices to ensure compliance with relevant laws and regulations. The Company is cooperating with these investigations. Future sales of INTRON A, REBETRON and TEMODAR may be adversely affected, but the Company cannot at this time predict the ultimate impact, if any, on such sales. The outcome of these investigations could include the commencement of civil and/or criminal proceedings involving the imposition of substantial fines, penalties and injunctive or administrative remedies, including exclusion from government reimbursement programs. During the 2003 third quarter, the Company increased its litigation reserves related to the investigations by the U.S. Attorney’s Office for the District of Massachusetts described in this paragraph and the paragraph immediately preceding it and the investigation described above by the U.S. Attorney’s Office for the Eastern District of Pennsylvania, by $350 million. The increased litigation reserves reflect an adjustment to the Company’s estimate of its minimum liability relating to those investigations, in compliance with GAAP. Under GAAP, companies are required to estimate and recognize a minimum liability when a loss is probable but no better estimate of the loss can be made. In the fourth quarter of 2002, the Company increased its litigation reserves by $150 million for the same matters. The Company notes that its total reserves reflect an estimate and that any final settlement or adjudication of any of these matters could possibly be less than or could materially exceed the aggregate liability accrued by the Company and could have a materially adverse effect on the operations or financial condition of the Company. The Company cannot predict the timing of resolution of these matters or their outcomes.

As reported in the 8-K filed May 30, 2003, Schering-Plough has disclosed that, in connection with the above-described investigations by the U.S. Attorney’s Office for the District of Massachusetts into its sales, marketing and clinical trial practices, among other matters, on May 28, 2003, Schering Corporation, a wholly owned and significant operating subsidiary of Schering-Plough, received a letter (the “Boston Target Letter”) from that Office advising that Schering Corporation (including its subsidiaries and divisions) is a target of a federal criminal investigation with respect to four areas:

1.     Providing remuneration, such as drug samples, clinical trial grants and other items or services of value, to managed care organizations, physicians and others to induce the purchase of Schering pharmaceutical products for which payment was made through federal health care programs;

2.     Sale of misbranded or unapproved drugs, which the Company understands to mean drugs promoted for indications for which approval by the U.S. FDA had not been obtained (so-called “off-label uses”);

3.     Submitting false pharmaceutical pricing information to the government for purposes of calculating rebates required to be paid to the Medicaid program, by failing to include prices of products under a repackaging arrangement with a managed care customer as well as the prices of free and nominally priced goods provided to that customer to induce the purchase of Schering products; and

4.     Document destruction and obstruction of justice relating to the government’s investigation.

A “target” is defined in Department of Justice guidelines as a person as to whom the prosecutor or the grand jury has substantial evidence linking him or her to the commission of a crime and who, in the judgment of the prosecutor, is a putative defendant (U.S. Attorney’s Manual, Section 9-11.151).

Consumer Products Matter. The U.S. Department of Justice, Antitrust Division, is investigating whether the Company’s Consumer Products Division entered into an agreement with another company to lower the commission rate of a consumer products broker. In February 2003, the Antitrust Division served a grand jury subpoena on the Company seeking documents for the first time. The Company is cooperating with the investigation.

NITRO-DUR Investigation. In August 2003, the Company received a civil investigative subpoena issued by the Office of Inspector General of the U.S. Department of Health and Human Services, seeking documents concerning the Company’s classification of NITRO-DUR for Medicaid rebate purposes, and the Company’s use of nominal pricing and bundling of product sales. The Company is cooperating with the investigation. It appears that the subpoena is one of a number addressed to pharmaceutical companies concerning an inquiry into issues relating to the payment of government rebates.

Securities and Class Action Litigation

On February 15, 2001, the Company stated in a press release that the FDA had been conducting inspections of the Company’s manufacturing facilities in New Jersey and Puerto Rico and had issued reports citing deficiencies concerning compliance with current Good Manufacturing Practices, primarily relating to production processes, controls and procedures. The next day, February 16, 2001, a lawsuit was filed in the U.S. District Court for the District of New Jersey against the Company and certain named officers alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Additional lawsuits of the same tenor followed. These complaints were consolidated into one action in the U.S. District Court for the District of New Jersey, and a lead plaintiff, the Florida State Board of Administration, was appointed by the Court on July 2, 2001. On October 11, 2001, a consolidated amended complaint was filed, alleging the same violations described in the second sentence of this paragraph and purporting to represent a class of shareholders who purchased shares of Company stock from May 9, 2000, through February 15, 2001. The Company’s motion to dismiss the consolidated amended complaint was denied on May 24, 2002. On October 10, 2003, the Court certified the shareholder class. Discovery is ongoing.

In addition to the lawsuits described in the immediately preceding paragraph, two lawsuits were filed in the U.S. District Court for the District of New Jersey, and two lawsuits were filed in New Jersey state court against the Company (as a nominal defendant) and certain officers, directors and a former director seeking damages on behalf of the Company, including disgorgement of trading profits made by defendants allegedly obtained on the basis of material non-public information. The complaints in each of those four lawsuits relate to the issues described in the Company’s February 15, 2001, press release, and allege a failure to disclose material information and breach of fiduciary duty by the directors. One of the federal court lawsuits also includes allegations related to the investigations by the U.S. Attorney’s Offices for the Eastern District of Pennsylvania and the District of Massachusetts, the FTC’s administrative proceeding against the Company, and the lawsuit by the state of Texas against Warrick Pharmaceuticals (Warrick), the Company’s generics subsidiary, all of which are described herein. Each of these lawsuits is a shareholder derivative action that purports to assert claims on behalf of the Company, but as to which no demand was made on the Board of Directors and no decision has been made on whether the Company can or should pursue such claims. In August 2001, the plaintiffs in each of the New Jersey state court shareholder derivative actions moved to dismiss voluntarily the complaints in those actions, which motions were granted. The two shareholder derivative actions pending in the U.S. District Court for the District of New Jersey have been consolidated into one action, which is in its very early stages. On January 2, 2002, the Company received a demand letter dated December 26, 2001, from a law firm not involved in the derivative actions described above, on behalf of a shareholder who also is not involved in the derivative actions, demanding that the Board of Directors bring claims on behalf of the Company based on allegations substantially similar to those alleged in the derivative actions. On January 22, 2002, the Board of Directors adopted a Board resolution establishing an Evaluation Committee, consisting of three directors, to investigate, review and analyze the facts and circumstances surrounding the allegations made in the demand letter and the consolidated amended derivative action complaint described above, but reserving to the full Board authority and discretion to exercise its business judgment in respect of the proper disposition of the demand. The Committee engaged independent outside counsel to advise it and issued a report on the findings of its investigation to the independent directors of the Board in late October 2002. That report determined that the shareholder demand should be refused, and finding no liability on the part of any officers or directors. In November 2002, the full Board adopted the recommendation of the Evaluation Committee.

On August 9, 2001, the Prescription Access Litigation project (PAL), a Boston-based group formed in 2001 to litigate against drug companies, issued a press release stating that PAL members filed a lawsuit in New Jersey state court against the Company. In December 2001, the Company was served with an amended complaint in the case. The suit, which PAL purports to be a class action, alleges, among other things, that the Company’s direct-to-consumer advertising falsely depicts the benefits of CLARITIN in violation of the New Jersey Consumer Fraud Act. In February 2002, the Company filed a motion to dismiss this case. In May 2002, the court dismissed the complaint in its entirety for failure to state a claim. After the plaintiffs’ appeal was denied by the New Jersey state court, the plaintiffs requested that the New Jersey Supreme Court hear the case. That request has been denied, ending the litigation.

The Company is a defendant in a number of purported nationwide or state class action lawsuits in which plaintiffs seek a refund of the purchase price of laxatives or phenylpropanolamine-containing cough/cold remedies (“PPA products”) they purchased. Other pharmaceutical manufacturers are co-defendants in some of these lawsuits. In general, plaintiffs claim that they would not have purchased or would have paid less for these products had they known of certain defects or medical risks attendant with their use. In the litigation of the claims relating to the Company’s PPA products, courts in the national class action suit and several state class action suits have denied certification and dismissed the suits. A similar application to dismiss in New Jersey, the only remaining statewide class action suit involving the Company, is pending. Approximately 122 individual lawsuits relating to the laxative products, PPA products and recalled albuterol/VANCERIL/VANCENASE inhalers are also pending against the Company seeking recovery for personal injuries or death. In a number of these lawsuits punitive damages are claimed.

On March 31, 2003, the Company was served with a putative class action complaint filed in the U.S. District Court in New Jersey alleging that the Company, Richard Jay Kogan (who resigned as Chairman of the Board November 13, 2002, and retired as Chief Executive Officer, President and Director of the Company April 20, 2003) and the Company’s Employee Savings Plan (Plan) administrator breached their fiduciary obligations to certain participants in the Plan. The allegations primarily relate to disclosures about the Company’s Good Manufacturing Practices issues (which are discussed earlier in this “Securities and Class Action Litigation” section in relation to the Company’s disclosures about its consent decree with FDA and related matters) and disclosures about the meetings with investors the week of September 30, 2002 and other communications (discussed under “SEC Inquiry and Related Litigation” below). In May 2003, the Company was served with a second putative class action complaint filed in the same court with allegations nearly identical to the complaint filed March 31, 2003. On October 6, 2003, a consolidated amended complaint was filed, which names as additional defendants the following directors: Eugene McGrath, Donald Miller, Carl Mundy, Patricia Russo, Kathryn Turner; two former directors: James Wood and Regina Herzlinger; and other corporate officers. The consolidated amended complaint also contains allegations associated with the Boston Target Letter described under the “Investigations” section in this footnote. The Company has filed a motion to dismiss this complaint.

On August 18, 2003, a lawsuit filed in the New Jersey Superior Court, Chancery Division, Union County, was served on the Company (as a nominal defendant) and the Company’s outside directors, alleging breach of fiduciary duty by the directors relating to the Company’s receipt of the Boston Target Letter described under the “Investigations” section in this footnote. This action has been temporarily stayed pending adjudication of a separate but related action framed as a shareholder request for access to the Company’s books and records and seeking documents and other information relating to the Massachusetts investigation.

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

In April 1997, certain of the plaintiffs in the federal class action commenced another purported class action in the U.S. District Court in Illinois against the Company and the other defendants who settled the previous federal class action. The complaint alleges that the defendants conspired not to implement the settlement commitments following the settlement discussed above. The District Court has denied the plaintiffs’ motion for a preliminary injunction hearing.

The Company has either settled or had dismissed on motion all the state court retailer and consumer actions. The settlement amounts were not material to the Company.

The Federal Court in Illinois remanded the conspiracy portion of the cases of those retailers that opted out of the class action back to the district courts where they were filed. These cases have now been consolidated in Federal District Court in Brooklyn, New York. The Federal Court in Illinois has jurisdiction over the Robinson-Patman portion of these cases. A trial of the conspiracy claims is set to begin in October 2004.

Plaintiffs in these antitrust actions generally seek treble damages in an unspecified amount and an injunction against the allegedly unlawful conduct.

On April 2, 2001, the FTC started an administrative proceeding against the Company, Upsher-Smith, Inc. (Upsher-Smith) and Lederle. The complaint alleges anti-competitive effects from the settlement of patent lawsuits between the Company and Lederle, and the Company and Upsher-Smith. The lawsuits that were settled related to generic versions of K-DUR, the Company’s long-acting potassium chloride product, which was the subject of ANDAs filed by Lederle and Upsher-Smith. In June 2002, the administrative law judge overseeing the case issued a decision that the patent litigation settlements complied with the law in all respects and dismissed all claims against the Company. An appeal of this decision to the full Commission was filed by the FTC staff. On December 18, 2003, the full Commission issued an opinion that reversed a 2002 decision of an Administrative Law Judge who had found no violation of the antitrust laws, ruling instead that the Company’s settlements did in fact violate those laws. The FTC’s decision does not involve a monetary penalty. The Company has appealed the decision to a federal court of appeals. K-DUR is a potassium chloride supplement used by cardiac patients.

Following the commencement of the FTC administrative proceeding, alleged class action suits were filed on behalf of direct and indirect purchasers of K-DUR against the Company, Upsher-Smith and Lederle in federal and state courts. These suits all allege essentially the same facts and claim violations of federal and state antitrust laws, as well as other state statutory and/or common law causes of action. A motion to dismiss these actions is pending.

Pricing Matters

During the third quarter of 2000, Warrick Pharmaceuticals (Warrick), the Company’s generics subsidiary, was sued by the state of Texas. In June 2002, the Company and its subsidiary, Schering Corporation, were added as defendants. The lawsuit alleges that Warrick supplied the state with false reports of wholesale prices, which caused the state to pay Medicaid claims on prescriptions of Warrick’s albuterol sulfate solution and inhaler at a higher-than-justified level. The state seeks damages of approximately $106 million against Warrick, including treble damages and penalties. A trial date of April 12, 2004 has been set. The outcome of the litigation could result in the imposition of fines, penalties and injunctive remedies. If this case goes to trial, there are no assurances that the damages sought by the state will not exceed the amount set forth in the state’s petition.

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

Included in the PAL litigation described in the prior paragraph are lawsuits that allege that the Company and Warrick reported inflated AWPs for prescription pharmaceuticals and thereby caused state and federal entities and third-party payers to make excess reimbursements to providers. Some of these actions also allege that the Company and Warrick failed to report accurate prices under the Medicaid Rebate Program and thereby underpaid rebates to some states. These actions, which began in October 2001, have been brought by state Attorneys General, private plaintiffs, nonprofit organizations and employee benefit funds. They allege violations of federal and state law, including fraud, antitrust, Racketeer Influenced Corrupt Organizations Act (RICO) and other claims. In addition, Warrick and the Company are defendants in a number of such lawsuits in state courts. The actions are generally brought by states and/or political subdivisions and seek unspecified damages, including treble and punitive damages.

SEC Inquiries and Related Litigation

The SEC is investigating compliance by Polish subsidiaries of certain pharmaceutical companies with the U.S. Foreign Corrupt Practices Act of 1977 pursuant to an order dated November 13, 2003. The Company has voluntarily produced documents related to our Polish subsidiary and subsidiaries in other countries. The Company continues to cooperate with the SEC’s requests. The Company is also cooperating with inquiries from the police in Katowice, Poland asking for related information.

On September 9, 2003, the SEC and the Company announced settlement of the SEC enforcement proceeding against the Company and Richard Jay Kogan, former Chairman and Chief Executive Officer, regarding meetings held with investors the week of September 30, 2002, and other communications. Without admitting or denying the allegations, the Company agreed not to commit future violations of Regulation FD and related securities laws and paid a civil penalty of $1 million. Mr. Kogan paid a civil penalty of $50 thousand.

The federal putative class actions filed against the Company and Mr. Kogan regarding the meetings held with investors the week of September 30, 2002, and other communications were consolidated and, pursuant to that consolidation, an amended complaint dated March 13, 2003, was filed, alleging violations of Sections 10(b), 20(a) and 20(A) of the Securities Exchange Act of 1934 relating to the alleged disclosures made during the meetings mentioned in the paragraph above. The Company filed a motion to dismiss these class actions May 6, 2003, and the plaintiffs have sought leave of the court, and thereafter filed a second amended complaint. On October 14, 2003, the Company moved to dismiss the second amended complaint.

On September 25, 2003, a lawsuit was filed in New Jersey Superior Court, Union County, against Richard Jay Kogan and the Company’s outside Directors alleging breach of fiduciary duty, fraud and deceit and negligent misrepresentation, all relating to the alleged disclosures made during the meetings mentioned above. The Company removed this case to federal court. A motion to remand to state court is pending.

Other Matters

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

During pharmacovigilance inspections by officials of the British and French medicines agencies conducted at the request of the European Agency for the Evaluation of Medicinal Products (EMEA), serious deficiencies in reporting processes were identified. The Company is taking urgent actions to rectify these deficiencies as quickly as possible. The Company does not know what action, if any, the EMEA or national authorities will take in response to these findings. Possible actions include further inspections, demands for improvements in reporting systems, criminal sanctions against the Company and/or responsible individuals and changes in the conditions of marketing authorizations for the Company’s products.

In April 2003, the Company received notice of a False Claims Act complaint brought by an individual purporting to act on behalf of the U.S. government against it and approximately 25 other pharmaceutical companies in the U.S. District Court for the Northern District of Texas. The complaint alleges that the pharmaceutical companies, including the Company, have defrauded the United States by having made sales to various federal governmental agencies of drugs that were allegedly manufactured in a manner that did not comply with current Good Manufacturing Practices. The Company and the other defendants filed a motion to dismiss this action on July 23, 2003.

Tax Matters

In October 2001, IRS auditors asserted, in reports, that the Company is liable for additional tax for the 1990 through 1992 tax years. The reports allege that two interest rate swaps that the Company entered into with an unrelated party should be recharacterized as loans from affiliated companies, resulting in additional tax on income. The tax sought by the IRS auditors relating to recharacterization is approximately $195 million, plus interest. Depending upon the Court the Company chooses to litigate the case, it may be required to pay the tax, and possibly interest prior to litigation. The Company estimates the interest to be approximately $280 million. Should the Company prevail in the litigation, any amounts paid prior to the litigation would be returned to the Company, plus accrued interest. The Company could also choose to litigate the case in a Court that would not require payment of tax or interest prior to the litigation. Management believes that it is probable that this matter will be litigated. Management also believes that its tax reserves are sufficient to absorb any loss resulting from an unfavorable outcome of this litigation.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

The following information regarding executive officers is included herein in accordance with Part III, Item 10. Corporate officers are also listed.

Officers are elected to serve for one year and until their successors shall have been duly elected.

Name and Current Position	Business Experience	Age

Robert J. Bertolini *	Present position 2003;	42
Executive Vice President and Chief Financial Officer	Partner, PricewaterhouseCoopers 1993-2003

C. Ron Cheeley *	Present position 2003;	53
Senior Vice President, Global Human Resources	Group Vice President, Global Compensation and Benefits, Pharmacia Corporation 1998-2003

Joseph C. Connors *	Present position 1996	55
Executive Vice President and General Counsel

Carrie S. Cox *	Present position 2003;	46
Executive Vice President and President, Global Pharmaceuticals	Executive Vice President and President, Global Prescription Business, Pharmacia Corporation 1999-2003; Senior Vice President and Head of Global Business Management, Pharmacia & Upjohn 1997-1999

Douglas J. Gingerella	Present position 1999;	45
Vice President, Corporate Audits	Staff Vice President, Corporate Audits 1995 -1998

Fred Hassan *	Present position 2003;	58
Chairman, Chief Executive Officer and President	Chairman of the Board and Chief Executive Officer, Pharmacia Corporation 2001-2003; Chief Executive Officer, Pharmacia Corporation 2000-2001; Chief Executive Officer, Pharmacia & Upjohn 1997-2000

Name and Current Position	Business Experience	Age

Thomas H. Kelly *	Present position 1991	54
Vice President and Controller

Joseph J. LaRosa	Present position 2001;	45
Staff Vice President, Secretary and Associate General Counsel	Staff Vice President, Commercial Law 1999 - 2000; Senior Legal Director 1997 -1999; Legal Director 1995 - 1997

E. Kevin Moore	Present position 1996	51
Vice President and Treasurer

Daniel A. Nichols	Present position 1991	63
Senior Vice President, Taxes

Cecil B. Pickett, Ph.D. *	Present position 2002;	58
Vice President and President, Schering-Plough Research Institute	Executive Vice President, Discovery Research, Schering-Plough Research Institute 1994-2002

Brent Saunders *	Present position 2003;	34
Senior Vice President, Global Compliance and Business Practices	Partner, PricewaterhouseCoopers 2000-2003; Chief Risk Officer, Coventry Health Care 1998-1999

* Officers as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The common share dividends, share price data and the approximate number of holders of record are set forth under Item 8, Financial Statements and Supplementary Data, in this Form 10-K.

Item 6. Selected Financial Data

(Dollars in millions, except per share figures)	2003	2002	2001	2000	1999	1998

Operating Results
Net sales	$8,334	$10,180	$9,762	$9,775	$9,075	$7,991
(Loss)/income before income taxes (1)	(46)	2,563	2,523	3,188	2,795	2,326
Net (loss)/income (1)	(92)	1,974	1,943	2,423	2,110	1,756
Diluted (loss)/earnings per common share (1)	(0.06)	1.34	1.32	1.64	1.42	1.18
Basic (loss)/earnings per common share (1)	(0.06)	1.35	1.33	1.65	1.44	1.20
Investments
Research and development	$1,469	$1,425	$1,312	$1,333	$1,191	$1,007
Capital expenditures	701	770	759	763	543	389
Financial Condition
Property, net	$4,527	$4,236	$3,814	$3,362	$2,939	$2,675
Total assets	15,102	14,136	12,174	10,805	9,375	7,840
Long-term debt	2,410	21	112	109	6	4
Shareholders’ equity	7,337	8,142	7,125	6,119	5,165	4,002
Net book value per common share	4.99	5.55	4.86	4.18	3.51	2.72
Financial Statistics
Net (loss)/income as a percent of sales	(1.1)%	19.4%	19.9%	24.8%	23.3%	22.0%
Return on average shareholders’ equity	(1.2)%	25.9%	29.3%	42.9%	46.0%	51.5%
Effective tax rate	(2)	23.0%	23.0%	24.0%	24.5%	24.5%
Other Data
Cash dividends per common share	$.565	$.67	$.62	$.545	$.485	$.425
Cash dividends on common shares	830	983	911	802	716	627
Depreciation and amortization	417	372	320	299	264	238
Number of employees	30,500	30,500	29,800	28,100	26,500	25,100
Average shares outstanding for diluted earnings per common share (in millions)	1,469	1,470	1,470	1,476	1,486	1,488
Average shares outstanding for basic earnings per common share (in millions)	1,469	1,466	1,463	1,465	1,470	1,468
Common shares outstanding at year-end (in millions)	1,471	1,468	1,465	1,463	1,472	1,472

(1)  2003, 2002 and 2001 include Special Charges of $599, $150 and $500, respectively. See “Special Charges” footnote under Item 8, Financial Statements and Supplementary Data, in this Form 10-K for additional information.

(2)  For 2003, the effective tax rate is 15.0 percent excluding the $350 non-tax deductible provision to increase litigation reserves.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

EXECUTIVE SUMMARY

About the Company:

Schering-Plough is a worldwide pharmaceutical company committed to discovering, developing, manufacturing and marketing new therapies and treatments to enhance human health. The Company’s primary business strategy is to continually discover or license human pharmaceutical products that are patent protected for an extended period of time. When a product’s patent expires, generic competition occurs, resulting in a substantial decline in a product’s average selling price. Schering-Plough also has leading consumer product brands in the over-the-counter (OTC), foot care and sun care markets and has a global animal health business.

Government regulatory agencies throughout the world regulate the Company’s discovery, development, manufacturing and marketing efforts. The Food and Drug Administration in the United States (FDA) is a pivotal regulator of the Company’s business.

In the United States, the pricing of the Company’s pharmaceutical products is subject to competitive pressure as managed care organizations seek price discounts. Also in the United States, the Company is required to provide statutorily defined rebates to various government agencies in order to participate in Medicaid, the veterans’ health care program and other government-funded programs. In most international markets, the Company operates in an environment of government-mandated cost-containment programs.

The Company ships its pharmaceutical products to wholesalers and distributors, but markets these products to health care professionals, managed care organizations and, to a lesser extent, patients themselves. Key Performance Indicators (KPIs) for the Company are the percentage market shares for its products. Market shares for the Company’s major products are discussed in the sections that follow.

The current state of the Company:

During the past three years, the Company experienced a confluence of negative events, which are summarized as follows:

•	Since 2001, the Company has been working with the FDA to resolve issues involving the Company’s compliance with current Good Manufacturing Practices (cGMP) at certain of its manufacturing sites in New Jersey and Puerto Rico. In 2002, the Company reached a formal agreement with the FDA for a consent decree. Under the terms of the consent decree, the Company agreed to make payments totaling $500 million and to revalidate the manufacturing processes at these sites. These manufacturing sites have remained opened throughout this period; however, the consent decree has placed significant additional controls on production and release of products from these sites, including review and third-party certification of production variances, and, for some products, review and third-party certification of batch production records. The third-party certifications and other cGMP improvement projects have resulted in higher costs as well as reduced output at these facilities. In addition, the Company has found it necessary to discontinue certain older products. The impact of the consent decree is discussed in more detail in the sections that follow.

•	Certain of the Company’s sales and marketing practices are under investigation by the U.S. Attorney’s Offices in Pennsylvania and Massachusetts. These investigations pose significant risks to the Company and have caused the Company to significantly increase its litigation reserves. These matters are discussed in further detail in the sections that follow.

•	In December 2002, the Company switched all formulations of CLARITIN in the United States from prescription to OTC status. This switch followed the loss of marketing exclusivity for the product. The average unit selling price for an OTC product is much lower than the price in the prescription market. Further, with the loss of marketing exclusivity, the Company faces additional competition from comparable brands and generics in the OTC marketplace.

CLARITIN in the United States had been the Company’s leading product in terms of sales, and even more so in terms of profit. As a result, the Company has experienced a rapid, sharp and material decline in earnings and cash flow beginning in 2003. The Company does not expect earnings to recover from the loss of sales of CLARITIN until such time as the Company introduces new products. Recovery may take several years.

•	The Company’s other leading franchise is the combination of pegylated interferon (PEG-INTRON) and ribavirin (REBETOL) to treat hepatitis C. In late 2002, a competitor entered the hepatitis C marketplace with its own versions of pegylated interferon and ribavirin. Prior to the introduction of these competing products, the Company held a leading position in the hepatitis C market. With the introduction of this competitor, the Company’s market shares have fallen significantly. This decline in sales has exacerbated the overall earnings and cash flow decline.

In addition, generic forms of REBETOL may be approved at any time in the important U.S. market. If this were to occur, the Company’s market shares and sales would decline further.

The above matters have resulted in the following:

•	Cash flow has declined significantly, particularly in the United States, where the majority of research is conducted and from where dividends are paid. Also, payments arising from the investigations being conducted by the U.S. Attorney’s Offices could further reduce cash flow in the United States. In addition, the Company’s credit ratings have been reduced. The impact of the lower credit ratings and the Company’s overall liquidity is discussed in detail in the sections that follow.

•	The Company’s manufacturing sites operate well below optimum levels due to sales declines and the reduction in output related to the consent decree. At the same time, overall costs of operating the manufacturing sites have increased due to the consent decree activities. The impact of these facts is a reduction in profit margins. At this time, the major investments in manufacturing capacity are not impaired; however, the Company continues to review the carrying value of these assets for indications of impairment. Future events and decisions may lead to asset impairment losses and accelerated depreciation due to shortened asset lives.

In response to the above, the Company has initiated the following actions:

•	A new management team has been appointed and has implemented many changes, some of which are described in the following sections.

•	The quarterly dividend has been reduced to 5.5 cents from 17 cents per common share.

•	A program entitled Value Enhancement Initiative (VEI) has commenced. VEI is a tool designed to enable the Company to save and spend wisely. The key cost-cutting initiatives implemented include:

➢	Eliminating most employee bonuses for 2003 under the Company’s standard plans.

➢	Eliminating the payout under the Company’s profit sharing plan.

➢	Eliminating routine merit increases throughout 2004, with exceptions only where local contracts or practices prevent this action, for customer-contact employees, for employees dedicated to fulfillment of the Company’s FDA consent decree obligations and other business-critical employees.

➢	Targeting an overall reduction in payroll and related expenses of at least 10 percent, again excluding payroll expense associated with customer-contact employees and employees dedicated to fulfilling the Company’s FDA consent decree obligations. The first step toward achieving this target was a Voluntary Early Retirement Program (VERP) in the United States. Approximately 900 employees elected to retire under this program.

➢	Installing global procurement programs.

➢	Exercising tight controls over new hires, cutting back in travel costs and reducing meeting expenses.

On a positive side, the Company is entering the cholesterol-reduction market with the launch of ZETIA (ezetimibe) and the U.S. marketing application for ezetimibe/simvastatin combination, which was submitted for filing in September 2003. The cholesterol-reduction market is the single largest pharmaceutical market in the world. Management believes that these products have the potential of enabling the Company to move beyond the loss of CLARITIN and to build long term financial strength.

In addition, the Company believes that it has several potentially valuable pharmaceutical compounds in its earlier stage research pipeline. The Company is also aggressively pursuing licensing opportunities with other research-based pharmaceutical companies.

Outlook:

Year-over-year comparisons between 2004 and 2003 will be negatively impacted by a number of factors, including the following:

•	The Company experienced downward slopes in sales and market share of several of its key profit-generating products throughout much of 2003.

•	The Company is making significant investments in sales and marketing support aimed at stabilizing market shares of its key profit-generating products.

•	The Company expects generic competition for REBETOL in the U.S. market to begin in 2004.

•	The contraction of the worldwide hepatitis C market that began in 2003 may continue in 2004.

•	The absence of LOSEC revenues from Europe due to the end of the agreement with AstraZeneca in the third quarter of 2003. LOSEC revenues were $130 million in 2003.

The ability of the Company to rebuild its financial strength is highly dependent upon the success of the cholesterol joint venture with Merck & Co., Inc. (Merck). If this joint venture is highly successful, then the Company may be able to rebuild its financial strength and turn around its operating performance beginning in 2005. If the joint venture is not highly successful, then the Company must rely on the success of its early-stage pipeline drugs, licensing opportunities, a significant change in corporate strategy or some combination of these. The reader should note that there is significant uncertainty inherent in any of the factors that could enable the Company to rebuild its financial strength.

NET SALES

Consolidated net sales in 2003 totaled $8.3 billion, a decrease of $1.8 billion or 18 percent compared with the same period in 2002. Consolidated net sales reflected a volume decline of 22 percent, a favorable foreign exchange rate impact of 5 percent and an unfavorable price impact of 1 percent. Net sales in the United States decreased 38 percent versus 2002 and net sales internationally advanced 8 percent. International sales included a favorable foreign exchange rate impact of 11 percent.

Consolidated 2002 net sales of $10.2 billion increased $418 million or 4 percent versus 2001, reflecting a price increase impact of 3 percent and a favorable foreign exchange rate impact of 1 percent. Sales volume in 2002 was unchanged versus 2001.

Net sales by major therapeutic category for the years ended December 31, 2003, 2002 and 2001 were as follows:

(Dollars in millions)

				% Increase (Decrease)

	2003	2002	2001	2003/2002	2002/2001

Anti-infective & Anticancer	$3,098	$3,733	$2,273	(17%)	64%
Allergy & Respiratory	2,003	3,304	4,217	(39)	(22)
Cardiovasculars	467	433	623	8	(30)
Dermatologicals	507	511	593	(1)	(14)
Other Pharmaceuticals	597	807	715	(26)	13

Global Pharmaceuticals	6,672	8,788	8,421	(24)	4
OTC	563	269	178	N/M	51
Foot Care	275	279	291	(1)	(4)
Sun Care	127	167	178	(24)	(5)

Consumer Health Care	965	715	647	35	11
Animal Health	697	677	694	3	(2)
Consolidated net sales	$8,334	$10,180	$9,762	(18%)	4%

N/M – Not a meaningful percentage.

Certain prior year amounts have been reclassified to conform to current year presentation.

Net sales of global anti-infective and anticancer products decreased 17 percent compared with 2002. Sales of the INTRON franchise, used primarily for the treatment of hepatitis C, decreased 32 percent to $1.9 billion due to market share declines, changes in U.S. trade inventory levels and lower sales in Japan. Market share of the INTRON franchise has been declining, reflecting the entrance of a competitor’s new products in the hepatitis C market in 2003. Also, as previously reported, the Company anticipates potential generic competition in the United States for REBETOL in 2004. U.S. sales of REBETOL were $306 million in 2003. The INTRON franchise includes the anticancer/antiviral agent INTRON A Injection, as monotherapy and in combination with REBETOL Capsules for treating hepatitis C, and PEG-INTRON Powder for Injection, a longer-acting form of INTRON A, as monotherapy and in combination with REBETOL for treating hepatitis C.

Net sales in the anti-infective and anticancer therapeutic category benefited from international sales of REMICADE, for the treatment of rheumatoid arthritis, Crohn’s disease and ankylosing spondylitis. Net sales of REMICADE were up $203 million or 60 percent to $540 million, primarily in Europe, due to increased patient utilization. Global sales of TEMODAR Capsules, for treating certain types of brain tumors, increased 16 percent to $324 million due to increased market penetration. International sales of CAELYX, a long-circulating pegylated liposomal formulation of doxorubicin hydrochloride, increased 55 percent to $111 million due to increased patient utilization coupled with the ongoing launch of a new indication for the treatment of metastatic breast cancer in patients who are at increased cardiac risk.

In 2002, net sales of global anti-infective and anticancer products rose 64 percent compared with 2001, led by the October 2001 market introduction of PEG-INTRON in combination with REBETOL for hepatitis C in the United States, the continued rollout of this combination therapy in European markets and the December 2001 launch of REBETOL in combination with INTRON A in Japan. Sales in the anti-infective and anticancer category in 2002 also benefited from higher international sales of REMICADE and global sales of TEMODAR, reflecting increased market penetration.

Global net sales of allergy and respiratory products decreased 39 percent in 2003 and 22 percent in 2002. This category of sales was negatively impacted by the rapid decline in sales of prescription CLARITIN, resulting from its loss of market exclusivity in the United States along with conversion from prescription to OTC status in December 2002. In 2003, global sales of prescription CLARITIN were $370 million, compared with $1.8 billion in 2002 and $3.2 billion in 2001. U.S. sales of prescription CLARITIN recognized in 2003 were $25 million versus sales of $1.4 billion in 2002 and $2.7 billion in 2001.

Global net sales of CLARINEX for the treatment of seasonal outdoor allergies and year-round indoor allergies were $694 million in 2003, an increase of 16 percent, reflecting the continued conversion of patients from prescription CLARITIN to CLARINEX, coupled with the launch of CLARINEX in several international markets. These factors were tempered by contraction of the U.S. prescription antihistamine market following the launch of OTC CLARITIN as well as by changes in U.S. trade inventory levels. CLARINEX continues to experience intense competition in the U.S. allergy market. Global sales of CLARINEX were $598 million in 2002. CLARINEX was launched in the United States in January 2002.

Net sales of NASONEX Nasal Spray, a once-daily corticosteroid nasal spray for allergies, decreased 4 percent to $500 million in 2003 due to changes in U.S. trade inventory levels and market share declines in the United States. NASONEX is experiencing intense competition in the U.S. allergy market. International sales of NASONEX grew 21 percent to $199 million due to market share gains. Net sales of NASONEX in 2002 were essentially flat versus 2001 due to market share declines in the United States, tempered by market share gains in international markets.

Global net sales of cardiovascular products increased 8 percent in 2003. Sales of INTEGRILIN Injection, a glycoprotein platelet aggregation inhibitor for the treatment of patients with acute coronary syndromes, increased 1 percent to $306 million due to increased patient utilization in the United States, tempered by a decline in U.S. trade inventory levels. In 2002, global net sales of cardiovascular products decreased 30 percent due to lower sales of K-DUR, a sustained-release potassium chloride supplement, which is subject to generic competition. Partially offsetting this decline were higher sales of INTEGRILIN due to increased patient utilization and increased market penetration.

Net sales of consumer health care products, which include OTC, foot care and sun care products, increased $250 million or 35 percent in 2003 and increased $68 million in 2002. OTC product net sales increased $294 million in 2003 and $91 million in 2002 due to the launch of OTC

CLARITIN in December 2002. Sales of OTC CLARITIN were $415 million in 2003 and $105 million in 2002. During the third quarter of 2003, the Company began to face additional private-label competition for OTC CLARITIN, as the initial 180-day period of exclusivity expired for the first OTC generic competitor. The comparison of 2002 versus 2001 was negatively impacted by manufacturing issues for other OTC products. Net sales of foot care products decreased $4 million or 1 percent in 2003 due to the nonrecurrence of the 2002 launch of LOTRIMIN ULTRA, a topical antifungal. Foot care sales decreased 4 percent in 2002 due to increasing competition, tempered by the launch of LOTRIMIN ULTRA. Net sales of sun care products decreased $40 million or 24 percent in 2003, primarily due to unfavorable weather conditions in the United States. Sun care sales decreased 5 percent in 2002 due to lower sales of BAIN DE SOLEIL products.

Global net sales of animal health products increased 3 percent in 2003 to $697 million. Sales were favorably impacted by foreign exchange of 7 percent, offset by continued manufacturing supply issues, described in “Additional Factors Influencing Operations” below. Global net sales of animal health products decreased 2 percent in 2002 due to challenging global market conditions, coupled with manufacturing issues.

SUMMARY OF COSTS, EXPENSES AND EQUITY INCOME
(Dollars in millions)

				% Increase (Decrease)

	2003	2002	2001	2003/2002	2002/2001

Cost of sales	$2,833	$2,505	$2,078	13%	21%
% of net sales	34.0%	24.6%	21.3%
Selling, general and administrative	$3,474	$3,681	$3,444	(6%)	7%
% of net sales	41.7%	36.2%	35.3%
Research and development	$1,469	$1,425	$1,312	3%	9%
% of net sales	17.6%	14.0%	13.4%
Other (income) expense, net	$59	$(144)	$(95)	N/M	51%
% of net sales	0.7%	(1.4%)	(1.0%)
Special charges	$599	$150	$500	N/M	(70%)
% of net sales	7.2%	1.5%	5.1%
Equity income from cholesterol joint venture	$(54)	$—	$—	N/M	—
% of net sales	(0.7%)	—	—

N/M - Not a meaningful percentage.

Certain prior year amounts have been reclassified to conform to current year presentation.

Cost of sales as a percentage of net sales in 2003 increased over 2002, primarily due to a change in product sales mix resulting from the loss of U.S. sales of prescription CLARITIN. The increase was also the result of higher unit manufacturing costs, including the effect of lower production volumes, coupled with increased spending for the Company’s cGMP compliance efforts. Cost of sales as a percentage of net sales in 2002 increased over 2001, primarily due to a shift in sales towards products on which royalties are paid and higher costs associated with manufacturing issues.

Selling, general and administrative expenses decreased 6 percent to $3.5 billion in 2003 versus $3.7 billion in 2002. The decrease was mostly due to lower marketing expenses in the global pharmaceutical business, including zero payout of profit sharing and routine bonuses. In addition, field force incentives also declined. These decreases were tempered by higher promotion for OTC CLARITIN and foreign exchange. The ratio to net sales of 41.7 percent in 2003 was higher than the ratio of 36.2 percent in 2002, primarily due to lower overall sales reported in 2003. Selling, general and administrative expenses increased 7 percent in 2002, and the ratio to net sales increased to 36.2 percent from 35.3 percent in 2001 due to increased spending to support the continued rollout of new and recently introduced products in international markets.

Research and development spending increased 3 percent to $1.5 billion, representing 17.6 percent of net sales in 2003. Research and development expenses increased 9 percent to $1.4 billion and represented 14.0 percent of net sales in 2002. The changes in spending in both years reflect the timing of the Company’s funding of both internal research efforts and research collaborations with various partners to discover and develop a steady flow of innovative products. The change in 2003 also reflects the presentation of research and development costs related to the cholesterol collaboration with Merck under the equity method of accounting, as discussed below.

In 2003, Other (income) expense, net included higher net interest expense. Other (income) expense, net in 2002 included $80 million of income related to the sale of the Company’s U.S. marketing rights for SUBOXONE and SUBUTEX sublingual tablets for the treatment of opioid dependence.  (See the “Other (Income) Expense, Net” footnote for additional information.)

SPECIAL CHARGES

The components of special charges are as follows:

(Dollars in millions)

	2003	2002	2001

Employee termination costs	$179	$—	$—
Asset impairment losses	70	—	—
Litigation charges	350	150	—
Consent decree charge	—	—	500

	$599	$150	$500

Employee Termination Costs

In August 2003, the Company announced a global workforce reduction initiative. The first phase of this initiative was a VERP in the United States. Under this program, eligible employees in the United States had until December 15, 2003, to elect early retirement and receive an enhanced retirement benefit. Approximately 900 employees elected to retire under the program, of which approximately 750 employees retired at or near year-end 2003 and approximately 150 employees have staggered retirement dates in the future. The total cost of this program is estimated to be $190 million, comprised of increased pension costs of $107 million, increased post-retirement health care costs of $57 million, vacation payments of $4 million and costs related to accelerated vesting of stock grants of $22 million. For employees with staggered retirement dates in the future, these amounts will be recognized as a special charge over the employees’ remaining service periods. This delayed expense recognition follows the guidance in Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Amounts recognized in 2003 for this program were $164 million, and amounts expected to be recognized in 2004 and 2005 are $19 million and $7 million, respectively.

The expected cash expenditures associated with this program are $25 million and $7 million in 2004 and 2005, respectively.

Also included in employee termination costs in the above table are $15 million of other employee severance costs.

In December 2003, the Company announced that it is targeting an overall reduction in payroll and related expenses of at least 10 percent, excluding payroll expenses associated with customer-contact employees and employees dedicated to fulfilling the Company’s FDA consent decree obligation. This target includes savings realized from the VERP. The Company expects to incur additional employee termination costs in 2004 associated with achieving its goal of reducing payroll and related expenses.

Savings expected to be realized from these actions approximate $150 million annually. The Company expects to reinvest a significant portion of these savings by expanding its sales forces to maximize the ZETIA and ezetimibe/simvastatin opportunities and further support NASONEX, REMICADE and the INTRON franchise.

Asset Impairment Losses

Asset impairment losses have been recognized in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Asset impairment losses related to the following:

•	The Company ceased production of certain products produced at one of its manufacturing sites operating under the FDA consent decree. The Company also announced the closure of its manufacturing site in England. All manufacturing at the site in England has substantially ceased. Sales of all the affected products have not been material. An asset impairment loss of $26 million based on discounted cash flows has been recognized related to the facilities and equipment at these two sites.

•	The Company has ceased marketing a licensed cancer therapy drug that was sold in countries outside the United States. Sales of this product declined and are not material. The introduction of competing products has resulted in a decline in the market share of the Company’s drug to the point where management concluded that it was no longer practical to continue to participate in this marketplace. An asset impairment loss of $27 million based on discounted cash flows has been recognized related to this intangible asset.

•	One of the Company’s sun care brands competes in the “high-end” segment of the overall sun care market. Two large cosmetics companies have entered this market segment, and sales of the Company’s brand have declined. When the Company acquired this brand, a portion of the purchase price was allocated to the trade name based upon its fair value at that time. The Company performs periodic reviews of all values assigned to intangible assets and, in connection with those reviews, an impairment loss of $17 million related to the trade name has been recognized based on discounted cash flows. This reflects the change in market conditions since this brand was acquired. Sales of this sun care brand have not been material.

Litigation Charges

In 2003 and 2002, litigation reserves have been increased by $350 million and $150 million, respectively, primarily as a result of the investigations into the Company’s sales and marketing practices (see “Legal, Environmental and Regulatory Matters” footnote for additional information).

Consent Decree Charge

In 2001, a provision of $500 million was recognized for payments to the federal government under a consent decree (see “Consent Decree” footnote for additional information).

Summary of Selected Special Charges

The following summarizes the activity in the accounts related to employee termination costs and asset impairment losses:

(Amounts in millions)

	Employee	Asset
	Termination	Impairment
	Costs	Losses

2003 Special charges	$179	$70
Impairment write-off	—	(70)
Credit to retirement benefit plan liability	(144)	—
Cash disbursement	(6)	—

Special charges accrual balance at Dec. 31, 2003	$29	$—

The balance at December 31, 2003, for employee termination costs represents the value of stock grants ($22 million), which will be distributed after year-end 2003, and severance and accrued vacation payments to be paid in 2004 ($7 million).

EQUITY INCOME FROM CHOLESTEROL JOINT VENTURE

Effective in 2003, the Company is presenting its collaboration with Merck to jointly develop and market ZETIA and ezetimibe/simvastatin combination following the equity method of accounting. Under that method, the Company records its share of the operating profits less its share of research and development costs in Equity income from cholesterol joint venture. Included in this line for the full year 2003 are the Company’s share of the operating profits of $113 million and a $20 million milestone receipt, less its share of research and development costs of $79 million. It should be noted that the Company incurs substantial costs, such as selling costs, that are not reflected in Equity income from cholesterol joint venture and are borne entirely by the Company. ZETIA was launched in the United States and several international markets in November 2002. Several additional market launches have occurred to date. Global sales of ZETIA were $471 million in 2003. Prior to 2003, the venture was in the research and development phase and the Company’s share of research and development expense in 2002 and 2001 of $69 million and $86 million, respectively, was reported in “Research and development” in the Statements of Consolidated Operations.

NET (LOSS)/INCOME

Net (loss)/income was a loss of ($92) million in 2003 versus income of $2.0 billion and $1.9 billion in 2002 and 2001, respectively. Net (loss)/income in 2003 includes special charges of $599 million, as described above. Net income in 2002 includes the $150 million pre-tax provision to increase litigation reserves, and 2001 includes the $500 million pre-tax provision for the consent decree payments. These provisions are both included in special charges.

EFFECTIVE TAX RATE

For the full year 2003, the effective tax rate was 15 percent excluding the $350 million non-tax deductible provision to increase litigation reserves. The effective tax rate was 23 percent for 2002 and 2001. The Company reduced its effective tax rate in 2003 due to the decrease in profits, primarily in the United States. For additional information, see the “Income Taxes” footnote in the Notes to Consolidated Financial Statements. The impact of the potential early termination of the swaps discussed in “Liquidity and Financial Resources” may result in a higher effective tax rate in 2004 and beyond.

(LOSS)/EARNINGS PER COMMON SHARE

Diluted (loss)/earnings per common share decreased to a loss of ($0.06) in 2003 and increased 2 percent to earnings of $1.34 in 2002. The weakening of the U.S. dollar against most foreign currencies increased growth in earnings per common share in 2003 and 2002. Diluted earnings per share in 2003 and 2002 reflect favorable exchange impacts of $0.05 and $0.01, respectively. The Company advises that the trend in earnings should be viewed with and without the aforementioned special charges and the impact of year-to-year changes in foreign exchange rates.

LIQUIDITY AND FINANCIAL RESOURCES

Background

The following background information may be useful to the reader in understanding the current state of the Company’s liquidity and financial resources.

At December 31, 2003, approximately 86 percent of all cash and cash equivalents and short-term investments shown in the accompanying balance sheet was held by wholly owned, foreign-based subsidiaries. At the same time, substantially all of the debt shown in the accompanying balance sheet was owed by the parent company or wholly owned, U.S.-based subsidiaries.

In years prior to 2003, this geographic disparity between the location of the funds and the location of debt was not a pivotal issue for the Company. However, with the material decline in earnings following the loss of marketing exclusivity of CLARITIN in the United States, this geographic disparity has taken on more importance.

Cash and cash equivalents, plus short-term investments, exceeded total debt at December 31, 2003 by $1.4 billion. However, using the funds held by the foreign-based subsidiaries for the cash needs of the U.S.-based subsidiaries may result in U.S. income tax payments. The amount of any U.S. income tax payments would depend upon a number of factors, including the amount of the funds used and whether the U.S. operations were generating taxable profits or losses.

In 2003, the U.S. operations generated tax losses, primarily due to the decline of CLARITIN sales and the continued investment in research and development. For 2003, the entire amount of the U.S. tax losses will be used to recoup taxes paid in previous years (carryback benefit).

In 2004, management expects the U.S. operations to again generate tax losses. However, only a portion of these losses is expected to be used to recoup taxes paid in previous years because, under current law, the carryback benefit will be exhausted. The amount of the expected 2004 loss in excess of that used to recoup taxes paid in previous years becomes available to reduce taxable income in the future (carryforward benefit).

When the U.S. operations generate losses that cannot be used to recoup taxes paid in previous years, the Company has a choice. It can either use the carryforward benefits in future years, or utilize some or all of those losses to absorb taxable distributions to the U.S. of cash or other assets held by the foreign-based subsidiaries. Absorbing the U.S. operating losses in this manner allows a portion of the assets held by the foreign-based subsidiaries to become available for use in the U.S. operations without having to make U.S. income tax payments.

As discussed below, the Company expects to finance a portion of its cash needs in 2004 and possibly beyond by accessing some of the funds held by the foreign-based subsidiaries. The funds that the Company expects to access represent foreign earnings to be generated in 2004 and beyond. The Company does not expect to incur additional U.S. income taxes when accessing these funds because these taxable distributions will be absorbed by the expected U.S. operating losses. Further, as described below, the Company may make additional taxable distributions of funds held by the foreign-based subsidiaries to the U.S. operations because the Company has triggered the credit rating downgrade provisions in certain of its financing arrangements. The Company may incur additional U.S. income taxes because these additional distributions from the foreign-based subsidiaries may exceed the U.S. operating losses.

Discussion of Cash Flow

Cash provided by operating activities totaled $601 million in 2003, $1,980 million in 2002 and $2,512 million in 2001. Cash provided by operating activities declined in 2003 due to lower sales of CLARITIN, lower sales of the products within the INTRON franchise and higher manufacturing costs. A portion of the cash flow impact of lower sales was mitigated by the collection of accounts receivable that followed the decline in sales.

Cash provided by operating activities in 2003 also includes the second payment of $250 million relating to the FDA consent decree.

In previous filings, the Company had reported that, for 2003 and possibly beyond, cash provided by operating activities would not be sufficient to fund working capital, capital expenditures and dividends, if these items remained at the then-current levels. In response to the decline in sales and earnings in 2003 as well as the likelihood of further declines in 2004, the Company announced on August 21, 2003, a reduction in the quarterly dividend from 17 cents to 5.5 cents per common share. This action saves approximately $170 million per quarter beginning with the fourth quarter of 2003. On that same day, the Company also announced accelerated and intensified cost-cutting actions, including a global workforce reduction effort.

As shown in the Statements of Consolidated Cash Flows for 2003, cash needs for working capital, capital expenditures and dividends exceeded cash from operations. This excess of cash needs over cash generation occurred entirely within the U.S. operations where the deficit was approximately $1,400 million. Foreign operations generated cash in excess of cash needs. In 2003, the Company borrowed additional funds in the United States to finance the U.S. operations while continuing to accumulate cash with the foreign-based subsidiaries.

In 2004, management expects its foreign operations to generate cash and its U.S. operations to have cash needs. However, excluding any potential payments arising from the litigation and investigations discussed below, the U.S. deficit in 2004 is expected to decline. For 2004, dividend payments will be approximately $500 million less than in 2003, and the Company expects to receive a tax refund in excess of $400 million for the carryback benefit described above. Approximately $600 million of cash was available in the U.S. at December 31, 2003 to pay down commercial paper balances or fund the U.S. operations.

The above discussion does not take into consideration any payments that may arise from the matters described in the “Legal, Environmental and Regulatory Matters” footnote included in the financial statements to this report. In particular, the Company has accrued material amounts with respect to the investigations being conducted by the U.S. Attorney’s Offices in Pennsylvania and

Massachusetts and with respect to the dispute with the IRS. At this time, management cannot estimate the ultimate amounts or timing of such potential payments with certainty. Any such payments would increase the cash needs of the U.S. operations and may necessitate additional financing, repatriation of funds held by foreign-based subsidiaries or a combination of the two. These matters may also affect the Company’s credit ratings and its ability to access commercial paper.

If the Company’s current cash management strategy and capital structure remain unchanged beyond 2004, management expects both the cash held by the foreign-based subsidiaries and the debt owed by the U.S.-based subsidiaries to increase. Management is in the process of evaluating whether the present strategies and structure are the most appropriate in light of the increasing debt levels as well as the changing portfolio of the Company’s products.

Management believes the Company possesses sufficient financial resources to meet all of its financial needs. The Company has in excess of $4 billion in cash and cash equivalents and short-term investments, albeit held by foreign-based subsidiaries, as well as sizable lines of credit with commercial banks, as described below. Further, management believes the Company has continuing access to the capital markets.

Borrowings and Credit Facilities

On November 26, 2003, the Company issued $1.25 billion aggregate principal amount of 5.3 percent senior unsecured notes due 2013 and $1.15 billion aggregate principal amount of 6.5 percent senior unsecured notes due 2033. Proceeds from this offering of $2.4 billion are being used for general corporate purposes, including to repay commercial paper outstanding in the United States. Upon issuance, the notes were rated A3 by Moody’s Investors’ Service (Moody’s) and A+ (on CreditWatch with negative implications) by Standard & Poor’s (S&P). The interest rates payable on the notes are subject to adjustment. If the rating assigned to the notes by either Moody’s or S&P is downgraded below “A3” or “A-,” respectively, the interest rate payable on that series of notes will increase. See the “Financial Instruments and Commitments” footnote included in the financial statements to this report for additional information.

The Company has three revolving credit facilities totaling $2 billion. The most recently negotiated facility (September 2003) is a $1 billion, 364-day credit facility from three major financial institutions that can be drawn down in the United States. This facility matures in September 2004. The other facilities are with a syndicate of financial institutions and provide for $500 million that can be drawn down in the United States through May 2004 with repayment due May 2005, and a second multi-currency facility for $500 million that can be drawn down in the United States and internationally through the maturity date in May 2006. At December 31, 2003, no funds were drawn under any of these facilities.

At December 31, 2003, short-term borrowings totaled $1,023 million. Approximately 92 percent of this was outstanding commercial paper. The commercial paper ratings discussed below have not significantly affected the Company’s ability to issue or roll over its outstanding commercial paper borrowings at this time. However, the ability of commercial paper issuers, such as the

Company, with one or more short-term credit ratings of “P-2” from Moody’s, “A-2” from S&P and/or “F2” from Fitch Ratings (Fitch) to issue or roll over outstanding commercial paper can, at times, be less than that of companies with higher short-term credit ratings. In addition, the total amount of commercial paper capacity available to such issuers is typically less than that of higher rated companies. The Company maintains sizable lines of credit with commercial banks, as well as cash and short-term investments held by foreign-based subsidiaries, to serve as alternative sources of liquidity and to support its commercial paper program.

Credit Ratings

On December 17, 2003, S&P lowered the Company’s corporate credit and long-term debt ratings to “A” from “A+” and said the outlook on the ratings was negative, noting a weakening in the Company’s INTRON franchise and expected declines in earnings and cash flows. There was no change in the Company’s short-term corporate credit and commercial paper rating, which was lowered to “A-1” from “A-1+” on July 29, 2003. On January 26, 2004, S&P placed the Company’s corporate credit rating, short-term credit rating and senior unsecured debt rating on CreditWatch with negative implications. On February 18, 2004, S&P downgraded the Company’s senior unsecured debt ratings to “A-” from “A.” At the same time, S&P also lowered the Company’s short-term corporate credit and commercial paper rating to “A-2” from “A-1.” S&P removed the Company from CreditWatch, however, its outlook remains negative.

On October 9, 2003, Moody’s lowered the Company’s corporate credit rating to “A-3” from “A-1” and lowered its commercial paper rating to “P-2” from “P-1.” Following this rating action, Moody’s removed the Company from its Watchlist and revised its rating outlook to stable from negative. Moody’s also stated that its credit rating assumed modest outflows to settle outstanding litigation or acquisitions and that a very large payment associated with litigation proceedings or acquisition activity could place pressure on the rating and/or outlook.

On November 20, 2003, Fitch downgraded the Company’s senior unsecured and bank loan ratings to “A-” from “A+,” and its commercial paper rating to “F2” from “F1.” The Company’s Rating Outlook remained negative. In announcing the downgrade, Fitch noted that the sales decline in the Company’s leading product franchise, the INTRON franchise, was greater than anticipated, and that it was concerned that total Company growth is reliant on the performance of two key growth drivers, ZETIA and REMICADE, in the near term.

Financial Arrangements Containing Credit Rating Downgrade Triggers

The Company has two separate arrangements that enable it to manage cash flows between its U.S. subsidiaries and its foreign-based subsidiaries. Both of these arrangements employ interest rate swaps, and both of these arrangements have similar credit rating downgrade triggers which allow the counterparty to call for early termination. The credit rating downgrade triggers require the Company to maintain a long-term debt rating of at least “A2” by Moody’s or “A” by S&P. Both S&P’s and Moody’s current credit ratings are below this specified minimum. As a result, the counterparty to the interest rate swaps can elect early termination following a specified period, as described below.

One of the arrangements utilizes two long-term interest rate swap contracts, one between a foreign-based subsidiary and a bank and the other between a U.S. subsidiary and the same bank. The two contracts have equal and offsetting terms and are covered by a master netting arrangement. The contract involving the foreign-based subsidiary permits the subsidiary to prepay a portion of its future obligation to the bank, and the contract involving the U.S. subsidiary permits the bank to prepay a portion of its future obligation to the U.S. subsidiary. Interest is paid on the prepaid balances by both parties at market rates. Prepayments totaling $1.9 billion have been made under both contracts as of December 31, 2003. The prepaid amounts have been netted in the preparation of the consolidated balance sheet in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts.”

This arrangement provides that in the event the Company fails to maintain the required minimum credit ratings, the counterparty may terminate the transaction by designating an early termination date not earlier than 36 months following the date of such notice to terminate. However, if such notice is given, the early termination consequences discussed below would occur at the end of the three-year period.

Early termination requires repayment of all prepaid amounts, and repayment must occur in the original tax jurisdiction in which the prepaid amounts were made. Accordingly, early termination would require the Company’s U.S. subsidiary to repay $1.9 billion to the bank and for the bank to repay $1.9 billion to the Company’s foreign-based subsidiary.

The financial impact of early termination depends on the manner and extent to which the Company decides to finance its U.S. repayment obligation. The Company could finance its entire obligation by obtaining short- or long-term financing in the United States. (In this case, cash and debt would increase by equal amounts in the consolidated balance sheet.) However, the Company’s ability to finance its obligation under the swaps will depend on the Company’s credit ratings and business operations, as well as market conditions, at the time such financing is contemplated. Alternatively, the Company could repatriate to the United States some or all of the funds received by the foreign-based subsidiary. Repatriating funds could have U.S. income tax consequences depending primarily on profitability of the U.S. operations. Any such tax would be accrued against future earnings, and may result in the Company reporting a higher effective tax rate. Currently, the U.S. operations are generating tax losses. However, future tax losses may be insufficient to absorb any or all of the potential tax should the Company repatriate some or all of the funds received by the foreign-based subsidiary.

As stated above, termination of the transaction cannot occur earlier than 36 months following the date on which the Company receives a termination notice from the counterparty. Accordingly, early termination is not imminent. Due to this fact, as well as the alternative courses of action available to the Company in the event of early termination, the potential of early termination does not impact current liquidity and financial resources.

The second arrangement utilizes long-term interest rate swap contracts, one entered into in 1991 with a notional principal of $650 million and a second entered into in 1992 with a notional principal of $950 million. The terms of these contracts enable the Company to sell the right to receive payments while retaining the obligation to make payments. In 1991 and 1992, the U.S. parent company sold the rights to receive payments under both contracts to a foreign-based subsidiary in return for approximately $700 million (fair value). This intercompany transaction has been eliminated in the preparation of the consolidated financial statements. (The Internal Revenue Service has asserted that these transactions were not a sale but a loan on which additional U.S. income taxes are due. The Company expects to litigate this matter as described in the “Legal, Environmental and Regulatory Matters” footnote to the financial statements.)

The contracts allow the counterparty to effectively terminate the transaction if the Company fails to maintain the required minimum credit ratings and within 60 days does not restore at least one of the required minimum credit ratings. The Company’s credit rating fell below the required minimum credit rating on February 18, 2004. It is unlikely the Company will restore at least one of its credit ratings in the allotted time. Early termination of these contracts due to a credit rating downgrade would most likely result in the U.S. parent company reacquiring the right to receive payments from its foreign-based subsidiary and terminating the transaction with the counterparty on a net basis.

The reacquisition of the rights to receive payments under the swap contracts would occur either by the U.S. parent company buying back the rights for their fair market value or by having the foreign-based subsidiary dividend the rights back to the U.S. parent company. Buying back the rights would necessitate funding in the United States, which the Company currently estimates would be approximately $450 million. In this case, cash and debt would increase by equal amounts in the consolidated balance sheet. Alternatively, having the foreign-based subsidiary dividend the rights back to the U.S. parent company could result in additional U.S. income taxes.

Presently, the U.S. operations of the Company are generating tax losses. These losses are expected to exceed the value of the intercompany dividend necessary to reacquire the rights. As a result, in the event of early termination, management has the alternative of reacquiring the rights and terminating the transaction with the counterparty without materially impacting liquidity or financial resources. Accordingly, management does not view early termination of this arrangement to be a material event impacting current liquidity and financial resources.

Contractual Obligations

Payments due by period under the Company’s known contractual obligations at December 31, 2003, are as follows:

(Dollars in millions)

	Payments due by period

		Less			More
		than	1-3	3-5	than
	Total	1 year	years	years	5 years

Long-term debt obligations (1)	$2,410	$—	$14	$5	$2,391
Operating lease obligations	281	69	105	67	40
Purchase obligations:
Advertising contracts	95	95	—	—	—
Research contracts (2)	132	132	—	—	—
Capital expenditure commitments	193	184	9	—	—
Other purchase orders (3)	925	880	45	—	—
Other recorded long-term liabilities (4)	517	29	23	19	446

Total	$4,553	$1,389	$196	$91	$2,877

(1)	Long-term debt obligations include the $1,250 million aggregate principal amount of 5.3 percent senior, unsecured notes due 2013 and $1,150 million aggregate principal amount of 6.5 percent senior, unsecured notes due 2033. See “Financial Instruments and Commitments” footnote in the Notes to Consolidated Financial Statements for additional information.

(2)	Research contracts do not include any potential milestone payments to be made since such payments are contingent on the occurrence of certain events. The table also excludes those research contracts that are cancelable by the Company without penalty.

(3)	Other open purchase orders consist of both cancelable and noncancelable inventory and expense items.

(4)	This caption includes obligations, based on undiscounted amounts, for estimated payments under certain of the Company’s pension plans that do not hold qualified assets and estimated payments under the Company’s deferred compensation plans.

ENVIRONMENTAL MATTERS

The Company has responsibilities for environmental cleanup under various state, local and federal laws, including the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund. Environmental expenditures have not had and, based on information currently available, are not anticipated to have a material impact on the Company. For additional information, see the “Legal, Environmental and Regulatory Matters” footnote in the Notes to Consolidated Financial Statements.

ADDITIONAL FACTORS INFLUENCING OPERATIONS

In the United States, many of the Company’s pharmaceutical products are subject to increasingly competitive pricing as managed care groups, institutions, government agencies and other groups seek price discounts. In most international markets, the Company operates in an environment of government-mandated cost-containment programs. In the U.S. market, the Company and other pharmaceutical manufacturers are required to provide statutorily defined rebates to various government agencies in order to participate in Medicaid, the veterans health care program and other government-funded programs. Several governments have placed restrictions on physician prescription levels and patient reimbursements, emphasized greater use of generic drugs and enacted across-the-board price cuts as methods to control costs.

Since the Company is unable to predict the final form and timing of any future domestic or international governmental or other health care initiatives, including the passage of laws permitting the importation of pharmaceuticals into the United States, their effect on operations and cash flows cannot be reasonably estimated. Similarly, the effect on operations and cash flows of decisions of government entities, managed care groups and other groups concerning formularies and pharmaceutical reimbursement policies cannot be reasonably estimated.

The Company cannot predict what net effect the Medicare prescription drug benefit will have on markets and sales. The program does not go into effect until 2006 and many of the Company’s leading drugs are already covered under Medicare Part B (e.g. TEMODAR, INTEGRILIN and INTRON A). Others have a relatively small portion of their sales to the Medicare population (e.g. CLARINEX, the hepatitis C franchise). The Company could experience expanded utilization of ZETIA and new drugs in the Company’s R&D pipeline. Of greater consequence for the Company may be the legislation’s impact on pricing, rebates and discounts.

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

The market for pharmaceutical products is competitive. The Company’s operations may be affected by technological advances of competitors, industry consolidation, patents granted to competitors, new products of competitors and generic competition as the Company’s products mature. In addition, patent positions are increasingly being challenged by competitors, and the outcome can be highly uncertain. An adverse result in a patent dispute can preclude commercialization of products or negatively affect sales of existing products. The effect on operations of competitive factors and patent disputes cannot be predicted.

As noted in the “Legal, Environmental and Regulatory Matters” footnote included in the financial statements to this report, the Company has sued drug manufacturers that are marketing or seeking to market certain forms of generic loratadine prior to the expiration of the Company’s compound patent for desloratadine. In each case, the Company has filed suit in federal court seeking a ruling that the applicable Abbreviated New Drug Application (ANDA) or “paper” New Drug Application submission and proposed marketing of a generic prescription or OTC product constitute infringement of the Company’s patents and that the challenge to the patents is without merit. The compound patent for loratadine expired on June 19, 2002, and U.S. market exclusivity for CLARITIN expired on December 19, 2002. A patent covering the compound desloratadine, formulations thereof, and methods of treatment with desloratadine as it relates to CLARITIN is set to expire on April 21, 2004. Six months’ U.S. market exclusivity would attach to the end of the desloratadine patent as it relates to CLARITIN and would expire on October 21, 2004. This six-month period of exclusivity was granted because the Company conducted pediatric clinical trials at the request of the FDA. On August 8, 2002, a federal district court in New Jersey ruled on motions for summary judgment, finding that certain of the desloratadine compound patent claims, which the Company believes protect CLARITIN, were anticipated by a prior patent and, thus, were not valid. On August 1, 2003, the district court’s decision was sustained by the appellate court, and on October 28, 2003, the appellate court denied the Company’s petition for rehearing. With these rulings, actions against the defendants for infringement of the desloratadine compound patent by manufacturers of loratadine will not proceed. The Company had also asserted that ANDAs filed by two manufacturers for generic versions of CLARITIN-D 24 Hour infringe the Company’s patent covering CLARITIN-D 24 Hour. The Company settled this litigation with Impax and ANDRX in October 2003 and has licensed them under this patent.

On November 27, 2002, the Company announced that all five formulations of the CLARITIN brand of non-drowsy allergy products had been approved at their original prescription strengths by the FDA as OTC medicines for the treatment of allergies. The Company also has been informed by the FDA that the New Drug Applications (NDAs) for these CLARITIN formulations, as well as for all indications (allergies and hives), will be transferred from the FDA’s Pulmonary Division Office of Drug Evaluation II to the Division of Over-the-Counter Drug Products Office of Drug Evaluation V. The Company launched OTC CLARITIN in the United States in December 2002. Also in December 2002, a competing OTC loratadine product was launched in the United States. In the third quarter of 2003, the Company began to face additional private-label competition for its OTC CLARITIN line of nonsedating antihistamines, as the initial 180-day period of exclusivity expired for the first OTC generic competitor.

The Company continues to market CLARINEX (desloratadine) 5 mg Tablets for the treatment of allergic rhinitis, which combines the indication of seasonal allergic rhinitis with the indication of perennial allergic rhinitis, as well as the treatment of chronic idiopathic urticaria, or hives of unknown cause. The ability of the Company to capture and maintain market share for CLARINEX and OTC CLARITIN in the U.S. market will depend on a number of factors, including: additional entrants in the market for allergy treatments; clinical differentiation of CLARINEX from other allergy treatments and the perception of the extent of such differentiation in the marketplace; the pricing differentials among OTC CLARITIN, CLARINEX, other allergy treatments and generic OTC loratadine; the erosion rate of OTC CLARITIN and CLARINEX sales upon the entry of additional generic OTC loratadine products; and whether or not one or both of the other branded second-generation antihistamines are switched from prescription to OTC status. CLARINEX is experiencing intense competition in the prescription U.S. allergy market. The prescription allergy market has been shrinking since the OTC switch of CLARITIN in December 2002. The Company is implementing new marketing efforts to address market share performance for CLARINEX.

The switch of CLARITIN to OTC status and the introduction of competing OTC loratadine has resulted in a rapid, sharp and material decline in CLARITIN sales in the United States and the Company’s results of operations. U.S. sales of prescription CLARITIN products were $25 million or 0.3 percent of the Company’s consolidated global sales in 2003 and $1.4 billion or 14 percent in 2002. Sales of CLARINEX in the United States and abroad have also been materially adversely affected by the presence of generic OTC loratadine and OTC CLARITIN. In light of the factors described above, management believes that the Company’s December 2002 introduction of OTC CLARITIN, as well as the introduction of a competing OTC loratadine product in December 2002 and additional entrants of generic OTC loratadine products in the market, have had a rapid, sharp and material adverse effect on the Company’s results of operations and will likely continue for an indeterminate period of time.

As disclosed in filings with the U.S. Securities and Exchange Commission (SEC) and as noted in the “Legal, Environmental and Regulatory Matters” footnote included in the financial statements to this report, three drug manufacturers have submitted ANDAs to the FDA seeking to market generic forms of REBETOL (ribavirin) Capsules in the United States before the expiration of the Company’s patents covering ribavirin formulations. The Company has sued those manufacturers in federal court for infringement. During 2003, the Company entered into separate licensing agreements with Three Rivers Pharmaceuticals, L.L.C. (Three Rivers), Geneva Pharmaceuticals, Inc. (Geneva) and Teva Pharmaceuticals USA, Inc. (Teva) that settled all patent litigation between the Company, Three Rivers, Geneva and Teva and granted those three companies each a non-exclusive, non-sublicensable license to the Company’s U.S. ribavirin patents. These settlements do not affect Three Rivers’, Geneva’s or Teva’s reported patent litigation with Ribapharm, Inc., a subsidiary of Valeant Pharmaceuticals International, (Ribapharm), relating to ribavirin patents. That litigation was dismissed upon defendants’ motion for summary judgment on July 16, 2003. Ribapharm has appealed the summary judgment decision. Ribapharm has also petitioned the FDA to deny approval of the Three Rivers, Geneva and Teva products. The FDA has not acted on the Ribapharm petition. Generic forms of ribavirin are expected to enter the U.S. market in 2004, assuming FDA’s approval of a generic ribavirin. The REBETOL patents are material to the Company’s business. U.S. sales of REBETOL in 2003 were $306 million.

PEG-INTRON and REBETOL combination therapy for hepatitis C contributed substantially to sales in 2003 and 2002. During the fourth quarter of 2002, a competing pegylated interferon-based combination product, including a brand of ribavirin, received regulatory approval in most major markets, including the United States. The overall market share of the INTRON franchise has declined sharply, reflecting this new market competition. Management believes that the ability of PEG-INTRON and REBETOL combination therapy to maintain market share will continue to be adversely affected by new competition in the hepatitis C marketplace.

In October 2002, Merck/Schering-Plough Pharmaceuticals announced that the FDA approved ZETIA (ezetimibe) 10 mg for use either by itself or together with statins for the treatment of elevated cholesterol levels. In March 2003, the Company announced that ezetimibe (EZETROL, as marketed in Europe) had successfully completed the European Union (EU) mutual recognition procedure (MRP). With the completion of the MRP process, the 15 EU member states as well as Iceland and Norway can grant national marketing authorization with unified labeling for EZETROL. EZETROL has been launched in many international markets. The Merck/Schering-Plough partnership is also pursuing the development and marketing of a once-daily tablet combining ezetimibe with simvastatin (Zocor), Merck’s cholesterol-modifying medicine.

Uncertainties inherent in government regulatory approval processes, including, among other things, delays in approval of new products, formulations or indications, may also affect the Company’s operations. The effect of regulatory approval processes on operations cannot be predicted.

The Company is subject to the jurisdiction of various national, state and local regulatory agencies and is, therefore, subject to potential administrative actions. Of particular importance is the FDA in the United States. It has jurisdiction over all the Company’s businesses and administers requirements covering the testing, safety, effectiveness, approval, manufacturing, labeling and marketing of the Company’s products. From time to time, agencies, including the FDA, may require the Company to address various manufacturing, advertising, labeling or other regulatory issues, such as those noted below relating to the Company’s current manufacturing issues. Failure to comply with governmental regulations can result in delays in the release of products, seizure or recall of products, suspension or revocation of the authority necessary for the production and sale of products, discontinuance of products, fines and other civil or criminal sanctions. Any such result could have a material adverse effect on the Company’s financial position and its results of operations. Additional information regarding government regulation that may affect future results is provided in Part I, Item I, “Business,” in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2003. Additional information about cautionary factors that may affect future results is provided under the caption “Cautionary Factors That May Affect Future Results (Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)” in this Management’s Discussion and Analysis of Operations and Financial Condition.

As noted in the “Consent Decree” footnote included in the financial statements to this report, on May 17, 2002, the Company announced that it had reached an agreement with the FDA for a consent decree to resolve issues involving the Company’s compliance with current Good Manufacturing Practices at certain manufacturing facilities in New Jersey and Puerto Rico. The U.S. District Court for the District of New Jersey approved and entered the consent decree on May 20, 2002.

Under terms of the consent decree, the Company agreed to pay a total of $500 million to the U.S. government in two equal installments of $250 million; the first installment was paid in May 2002 and the second installment was paid in the second quarter of 2003. As previously reported, the Company accrued a $500 million provision for this consent decree in the fourth quarter of 2001.

The consent decree requires the Company to complete a number of actions. In the event certain actions agreed upon in the consent decree are not satisfactorily completed on time, the FDA may assess payments for each deadline missed. The consent decree required the Company to develop and submit for FDA’s concurrence comprehensive cGMP Work Plans for the Company’s manufacturing facilities in New Jersey and Puerto Rico that are covered by the decree. The Company received FDA concurrence with its proposed cGMP Work Plans on May 14, 2003. The cGMP Work Plans contain a number of Significant Steps whose timely and satisfactory completion are subject to payments of $15,000 per business day for each deadline missed. These payments may not exceed $25 million for 2002, and $50 million for each of the years 2003, 2004 and 2005. These payments are subject to an overall cap of $175 million.

In connection with its discussions with FDA regarding the Company’s cGMP Work Plans, and pursuant to the terms of the decree, the Company and the FDA entered into a letter agreement dated April 14, 2003. In the letter agreement the Company and the FDA agreed to extend by six months the time period during which the Company may incur payments as described above with respect to certain of the Significant Steps whose proposed due dates are December 31, 2005. The letter agreement does not increase the yearly or overall caps on payments described above.

In addition, the decree requires the Company to complete programs of revalidation of the finished drug products and bulk active pharmaceutical ingredients manufactured at the covered manufacturing facilities. The Company is required under the consent decree to complete its revalidation programs for bulk active pharmaceutical ingredients by September 30, 2005, and for finished drugs by December 31, 2005. In general, the timely and satisfactory completion of the revalidations are subject to payments of $15,000 per business day for each deadline missed, subject to the caps described above. However, if a product scheduled for revalidation has not been certified as having been validated by the last date on the validation schedule, the FDA may assess a payment of 24.6 percent of the net domestic sales of the uncertified product until the validation is certified. Further, in general, if a product scheduled for revalidation under the consent decree is not certified within six months of its scheduled date, the Company must cease production of that product until certification is obtained. The completion of the Significant Steps in the Work Plans and the completion of the revalidation programs are subject to third-party expert certification, which must be accepted by the FDA.

The consent decree provides that if the Company believes that it may not be able to meet a deadline, the Company has the right, upon the showing of good cause, to request extensions of deadlines in connection with the cGMP Work Plans and revalidation programs. However, there is no guarantee that FDA will grant any such requests.

Although the Company believes it has made significant progress in meeting its obligations under the consent decree, it is possible that (1) the Company may fail to complete a Significant Step or a revalidation by the prescribed deadline; (2) the third party expert may not certify the completion of the Significant Step or revalidation; or (3) the FDA may disagree with an expert’s certification of a Significant Step or revalidation. In such a case, it is possible that the FDA may assess payments as described above.

The Company would expense any payments assessed under the decree if and when incurred.

In addition, the failure to meet the terms of the consent decree could result in delays in approval of new products, seizure or recall of products, suspension or revocation of the authority necessary for the production and sale of products, fines and other civil or criminal sanctions.

In April 2003, the Company received notice of a False Claims Act complaint brought by an individual purporting to act on behalf of the U.S. government against it and approximately 25 other pharmaceutical companies in the U.S. District Court for the Northern District of Texas. The complaint alleges that the pharmaceutical companies, including the Company, have defrauded the United States by having made sales to various federal governmental agencies of drugs that were allegedly manufactured in a manner that did not comply with current Good Manufacturing Practices. The Company and the other defendants filed a motion to dismiss this action on July 23, 2003.

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

During pharmacovigilance inspections by officials of the British and French medicines agencies conducted at the request of the European Agency for the Evaluation of Medicinal Products (EMEA), serious deficiencies in reporting processes were identified. The Company is taking urgent actions to rectify these deficiencies as quickly as possible. The Company does not know what action, if any, the EMEA or national authorities will take in response to these findings. Possible actions include further inspections, demands for improvements in reporting systems, criminal sanctions against the Company and/or responsible individuals and changes in the conditions of marketing authorizations for the Company’s products.

As described more specifically in the “Legal, Environmental and Regulatory Matters” footnote included in the financial statements to this report, to which the reader of this report is directed, the pricing, sales and marketing programs and arrangements, and related business practices of the Company and other participants in the health care industry are under increasing scrutiny from federal and state regulatory, investigative, prosecutorial and administrative entities. These entities include the Department of Justice and its U.S. Attorney’s Offices, the Office of Inspector General of the Department of Health and Human Services, the FDA, the Federal Trade Commission (FTC) and various state Attorneys General offices. Many of the health care laws under which certain of these governmental entities operate, including the federal and state “anti-kickback” statutes and statutory and common law “false claims” laws, have been construed broadly by the courts and permit the government entities to exercise significant discretion. In the event that any of those governmental entities believes that wrongdoing has occurred, one or more of them could institute civil or criminal proceedings, which, if instituted and resolved unfavorably, could subject the Company to substantial fines, penalties and injunctive or administrative remedies, including exclusion from government reimbursement programs, and the Company also cannot predict whether any investigations will affect its marketing practices or sales. Any such result could have a material adverse effect on the Company, its financial condition or its results of operations.

CRITICAL ACCOUNTING POLICIES

The following accounting policies are considered significant because changes to certain judgments and assumptions inherent in these policies could affect the Company’s financial statements:

-	Accrual of rebates on sales of pharmaceuticals in the United States;

-	Provision for income taxes for undistributed foreign earnings and intercompany pricing matters;

-	Impairment of intangible assets; and

-	Accounting for legal and regulatory matters.

Pharmaceutical products are sold to direct purchasers (e.g., wholesalers, retailers and certain health maintenance organizations), and the Company invoices those entities when the products are shipped. In addition, the Company has commercial rebate and discount arrangements with certain indirect purchasers and other market participants (e.g., managed care organizations that indemnify beneficiaries of health plans for their pharmaceutical costs and pharmacy benefit managers) based upon the purchase or utilization of Company products. The Company also has governmental rebate obligations under certain federal and state programs. For purposes of revenue recognition, the Company at the end of each quarter estimates the applicable commercial and governmental rebates that will be paid for products sold during the quarter and nets those estimated amounts from the total direct sales. These rebates are estimated based on terms, historical experience, trend analysis and projected market conditions in the various markets served. In the case of the governmental rebate programs, the Company’s payments involve interpretations of relevant statutes and regulations. These interpretations are subject to challenges and changes in interpretive guidance by governmental authorities. The result of such a challenge or change could affect whether the estimated governmental rebate amounts are ultimately sufficient to satisfy the Company’s obligations. Additional information on governmental inquiries focused in part on the calculation of rebates is contained in the “Legal, Environmental and Regulatory Matters” footnote in the Notes to Consolidated Financial Statements of this report. In addition, it is possible that, as a result of governmental challenges or changes in interpretive guidance, actual rebates could materially exceed amounts accrued.

As of December 31, 2003, taxes have not been provided on approximately $11.1 billion of undistributed earnings of foreign subsidiaries. Management has determined that the assets associated with these earnings have been permanently reinvested in the Company’s overseas operations. If future events require that certain assets associated with these earnings be repatriated to the United States, additional tax provisions may be necessary.

Also with regard to income taxes, certain of the Company’s consolidated subsidiaries manufacture pharmaceutical ingredients at facilities located in low-tax jurisdictions. These manufacturing subsidiaries sell the pharmaceutical ingredients to other consolidated subsidiaries for further manufacturing and final sale to customers. Taxing authorities throughout the world can challenge the prices charged by the manufacturing subsidiaries. Management believes its pricing is based upon sound economic facts and circumstances. However, a successful challenge by a taxing authority, which management believes is unlikely, could result in additional income tax payments materially in excess of amounts accrued.

Intangible assets representing the capitalized costs of purchased goodwill, patents, licenses and other forms of intellectual property totaled $619 million at December 31, 2003. The value of these assets is subject to continuing scientific, medical and marketplace uncertainty. For example, if a marketed pharmaceutical product were to be withdrawn from the market for safety reasons or if marketing of a product could only occur with pronounced warnings, amounts capitalized for such a product may need to be reduced due to impairment. Events giving rise to impairment are an inherent risk in the pharmaceutical industry and cannot be predicted. Management regularly reviews intangible assets for possible impairment.

As discussed in the “Special Charges” section, the Company recognized asset impairment losses in 2003 for intangible assets. Asset impairment losses were recognized for an intangible asset related to a cancer therapy drug due to scientific advancements and for an intangible asset relating to the trade name of a sun care product due to marketplace competition.

Management judgments and estimates are also required in the accounting for legal and regulatory matters. In particular, the Company has recognized estimated minimum liabilities in connection with certain of the government investigations into its sales and marketing activities. See “Legal, Environmental and Regulatory Matters” footnote in the Notes to Consolidated Financial Statements.

MARKET RISK DISCLOSURES

The Company is exposed to market risk primarily from changes in foreign currency exchange rates and, to a lesser extent, from interest rates and equity prices. The following describes the nature of these risks.

Foreign Currency Exchange Risk

The Company has subsidiaries in more than 40 countries. In 2003, sales outside the United States accounted for approximately 57 percent of global sales. Virtually all these sales were denominated in currencies of the local country. As such, the Company’s reported profits and cash flows are exposed to changing exchange rates. In 2003, changes in foreign exchange rates increased sales by 5 percent and increased 2003 diluted earnings per common share by $0.05.

To date, management has not deemed it cost effective to engage in a formula-based program of hedging the profits and cash flows of foreign operations using derivative financial instruments. Because the Company’s foreign subsidiaries purchase significant quantities of inventory payable in U.S. dollars, managing the level of inventory and related payables and the rate of inventory turnover provides a level of protection against adverse changes in exchange rates. The risk of adverse exchange rate change is also mitigated by the fact that the Company’s foreign operations are widespread.

In addition, at any point in time, the Company’s foreign subsidiaries hold financial assets and liabilities that are denominated in currencies other than U.S. dollars. These financial assets and liabilities consist primarily of short-term, third-party and intercompany receivables and payables. Changes in exchange rates affect these financial assets and liabilities. For the most part, however, gains or losses arise from translation and, as such, do not significantly affect net income.

On occasion, the Company has used derivatives to hedge specific short-term risk situations involving foreign currency exposures. However, these derivative transactions have not been material.

Interest Rate and Equity Price Risk

The only financial assets exposed to changes in interest rates and/or equity prices are the debt and equity securities held in non-qualified trusts for employee benefits. These assets totaled $177 million at December 31, 2003. Due to the long-term nature of the liabilities that these trust assets will fund, the Company’s exposure to market risk is deemed to be low.

The only financial obligations exposed to variability in interest expense are short-term borrowings. The Company maintains a cash and cash equivalent portfolio well in excess of the amount of short-term borrowings. Accordingly, the Company has no net exposure for changes in interest rates relating to its financial obligations.

The Company has long-term debt outstanding, on which a 10 percent decrease in interest rates would change the fair value of the debt by $130 million. However, the Company does not expect to refund this debt.

Interest Rate Swaps

In 1991 and 1992, the Company utilized interest rate swaps as part of its international cash management strategy. For additional information, see the “Financial Instruments and Commitments” footnote in the Notes to Consolidated Financial Statements. These swaps subject the Company to a moderate degree of market risk. The Company accounts for these swaps using fair value accounting, with changes in the fair value recorded in earnings. The fair value of these swaps was a liability of $1 million at December 31, 2003, and a liability of $1 million at December 31, 2002. It is estimated that a 10 percent change in interest rate structure could change the fair value of the swaps by less than $1 million.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report and other written reports and oral statements made from time to time by the Company may contain “forward-looking statements” within the meaning of the Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations or forecasts of future events. They use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “project,” “intend,” “plan,” “potential,” “will,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance. You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts.

In particular, forward-looking statements include statements relating to future actions, ability to access the capital markets, prospective products, the status of product approvals, future performance or results of current and anticipated products, sales efforts, development programs, expenses and programs to reduce expenses, the cost of and savings from the VERP, the outcome of contingencies such as litigation and investigations, growth strategy and financial results.

Any or all forward-looking statements here or in other publications may turn out to be wrong. Actual results may vary materially, and there are no guarantees about the performance of Schering-Plough stock. Schering-Plough does not assume the obligation to update any forward-looking statement.

Many factors could cause actual results to differ from Schering-Plough’s forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. Although it is not possible to predict or identify all such factors, they may include the following:

•	A significant portion of net sales are made to major pharmaceutical and health care products distributors and major retail chains in the United States. Consequently, net sales and quarterly growth comparisons may be affected by fluctuations in the buying patterns of major distributors, retail chains and other trade buyers. These fluctuations may result from seasonality, pricing, wholesaler buying decisions or other factors.

•	Competitive factors, including technological advances attained by competitors, patents granted to competitors, new products of competitors coming to the market, new indications for competitive products or generic prescription or OTC competition as Schering-Plough’s products mature and patents expire on products.

•	Increased pricing pressure both in the United States and abroad from managed care organizations, institutions and government agencies and programs. In the United States, among other developments, consolidation among customers may increase pricing pressures and may result in various customers having greater influence over prescription decisions through formulary decisions and other policies.

•	Government laws and regulations (and changes in laws and regulations) affecting domestic and international operations including health care reform initiatives and drug importation legislation in the United States at the state and federal level and in other countries, as well as laws and regulations relating to trade, antitrust, monetary and fiscal policies, taxes, price controls and possible nationalization.

•	Patent positions can be highly uncertain and patent disputes are not unusual. An adverse result in a patent dispute can preclude commercialization of products or negatively impact sales of existing products or result in injunctive relief and payment of financial remedies.

•	Uncertainties of the FDA approval process and the regulatory approval and review processes in other countries, including, without limitation, delays in approval of new products.

•	Failure to meet Good Manufacturing Practices established by the FDA and other governmental authorities can result in delays in the approval of products, release of products, seizure or recall of products, suspension or revocation of the authority necessary for the production and sale of products, fines and other civil or criminal sanctions. The resolution of manufacturing issues with the FDA discussed in Schering-Plough’s 10-Ks, 10-Qs and 8-Ks are subject to substantial risks and uncertainties. These risks and uncertainties, including the timing, scope and duration of a resolution of the manufacturing issues, will depend on the ability of Schering-Plough to assure the FDA of the quality and reliability of its manufacturing systems and controls, and the extent of remedial and prospective obligations undertaken by Schering-Plough.

•	Difficulties in product development. Pharmaceutical product development is highly uncertain. Products that appear promising in development may fail to reach market for numerous reasons. They may be found to be ineffective or to have harmful side effects in clinical or pre-clinical testing, they may fail to receive the necessary regulatory approvals, they may turn out not to be economically feasible because of manufacturing costs or other factors or they may be precluded from commercialization by the proprietary rights of others.

•	Efficacy or safety concerns with respect to marketed products, whether or not scientifically justified, leading to recalls, withdrawals or declining sales.

•	Major products such as CLARITIN, CLARINEX, INTRON A, PEG-INTRON, REBETOL Capsules, REMICADE and NASONEX accounted for a material portion of Schering-Plough’s 2003 revenues. If any major product were to become subject to a problem such as loss of patent protection, OTC availability of the Company’s product or a competitive product (as has been disclosed for CLARITIN and its current and potential OTC competition), previously unknown side effects; if a new, more effective treatment should be introduced; generic availability of competitive products; or if the product is discontinued for any reason, the impact on revenues could be significant. Further, such information about important new products, such as ZETIA, or important products in our pipeline, may impact future revenues.

•	Unfavorable outcomes of government (local and federal, domestic and international) investigations, litigation about product pricing, product liability claims, other litigation and environmental concerns could preclude commercialization of products, negatively affect the profitability of existing products, materially and adversely impact Schering-Plough’s financial condition and results of operations, or contain conditions that impact business operations, such as exclusion from government reimbursement programs.

•	Economic factors over which Schering-Plough has no control, including changes in inflation, interest rates and foreign currency exchange rates.

•	Instability, disruption or destruction in a significant geographic region - due to the location of manufacturing facilities, distribution facilities or customers - regardless of cause, including war, terrorism, riot, civil insurrection or social unrest; and natural or man-made disasters, including famine, flood, fire, earthquake, storm or diseases.

•	Changes in tax laws including changes related to taxation of foreign earnings.

•	Changes in accounting standards promulgated by the American Institute of Certified Public Accountants, the Financial Accounting Standards Board or the SEC, or the Public Company Accounting Oversight Board that would require a significant change to Schering-Plough’s accounting practices.

For further details and a discussion of these and other risks and uncertainties, see Schering-Plough’s past and future SEC filings.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

See the Market Risk Disclosures as set forth in Item 7, Management’s Discussion and Analysis of Operations and Financial Condition and Results of Operation, in this Form 10-K.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements

Statements of Consolidated Operations for the Years Ended December 31, 2003, 2002 and 2001

Statements of Consolidated Cash Flows for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Balance Sheets at December 31, 2003 and 2002

Statements of Consolidated Shareholders’ Equity for the Years Ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

Independent Auditors’ Report

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED OPERATIONS

	For the Years Ended December 31,
(Amounts in millions, except per share figures)	2003	2002	2001

Net sales	$8,334	$10,180	$9,762

Cost of sales	2,833	2,505	2,078
Selling, general and administrative	3,474	3,681	3,444
Research and development	1,469	1,425	1,312
Other (income) expense, net	59	(144)	(95)
Special charges	599	150	500
Equity income from cholesterol joint venture	(54)	—	—

(Loss)/income before income taxes	(46)	2,563	2,523
Income taxes	46	589	580

Net (loss)/income	$(92)	$1,974	$1,943

Diluted (loss)/earnings per common share	$(.06)	$1.34	$1.32

Basic (loss)/earnings per common share	$(.06)	$1.35	$1.33

See Notes to Consolidated Financial Statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

	For the Years Ended December 31,
(Amounts in millions)	2003	2002	2001

Operating Activities:
Net (loss)/income	$(92)	$1,974	$1,943
Depreciation and amortization	417	372	320
Accounts receivable	603	7	(434)
Inventories	(152)	(248)	(69)
Prepaid expenses and other assets	(259)	(242)	(153)
Accounts payable and other liabilities	(509)	(33)	405
Special charges	593	150	500

Net cash provided by operating activities	601	1,980	2,512

Investing Activities:
Capital expenditures	(701)	(770)	(759)
Purchases of investments	(153)	(482)	(162)
Reduction of investments	70	303	33
Other, net	(6)	(19)	25

Net cash used for investing activities	(790)	(968)	(863)

Financing Activities:
Cash dividends paid to common shareholders	(830)	(983)	(911)
Common shares repurchased	—	—	(34)
Net change in short-term borrowings	(399)	770	(419)
Issuance of long-term debt	2,369	—	8
Other, net	(258)	13	29

Net cash provided by (used for) financing activities	882	(200)	(1,327)

Effect of exchange rates on cash and cash equivalents	4	(7)	(3)

Net increase in cash and cash equivalents	697	805	319
Cash and cash equivalents, beginning of year	3,521	2,716	2,397

Cash and cash equivalents, end of year	$4,218	$3,521	$2,716

See Notes to Consolidated Financial Statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	At December 31,
(Amounts in millions, except per share figures)	2003	2002

ASSETS
Current Assets:
Cash and cash equivalents	$4,218	$3,521
Short-term investments	587	481
Accounts receivable, less allowances: 2003, $116; 2002, $134	1,329	1,808
Inventories	1,651	1,300
Deferred income taxes	472	625
Prepaid expenses and other current assets	890	537

Total current assets	9,147	8,272
Property, at cost:
Land	78	61
Buildings and improvements	3,009	2,459
Equipment	2,911	2,377
Construction in progress	819	1,311

Total	6,817	6,208
Less accumulated depreciation	2,290	1,972

Property, net	4,527	4,236
Goodwill	218	232
Other intangible assets, net	401	429
Other assets	809	967

Total assets	$15,102	$14,136

	At December 31,
	2003	2002

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,030	$1,063
Short-term borrowings and current portion of long-term debt	1,023	1,423
U.S., foreign and state income taxes	812	628
Accrued compensation	315	429
Other accrued liabilities	1,429	1,186

Total current liabilities	4,609	4,729
Long-term Liabilities:
Long-term debt	2,410	21
Deferred income taxes	234	358
Other long-term liabilities	512	886

Total long-term liabilities	3,156	1,265
Shareholders’ Equity:
Preferred shares - authorized shares: 50, $1 par value; issued: none	—	—
Common shares - authorized shares: 2,400, $.50 par value; issued: 2,030	1,015	1,015
Paid-in capital	1,272	1,203
Retained earnings	10,918	11,840
Accumulated other comprehensive income	(426)	(477)

Total	12,779	13,581
Less treasury shares: 2003, 559; 2002, 562; at cost	5,442	5,439

Total shareholders’ equity	7,337	8,142

Total liabilities and shareholders’ equity	$15,102	$14,136

See Notes to Consolidated Financial Statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY

					Accumulated
					Other	Total
					Compre-	Share-
	Common	Paid-in	Retained	Treasury	hensive	holders’
(Amounts in millions)	Shares	Capital	Earnings	Shares	Income	Equity

Balance January 1, 2001	$1,015	$974	$9,817	$(5,369)	$(318)	$6,119

Comprehensive income:
Net income			1,943			1,943
Foreign currency translation					(85)	(85)
Realized gain reclassified to income, net of tax					(23)	(23)
Other					3	3

Total comprehensive income						1,838

Cash dividends on common shares			(911)			(911)
Stock incentive plans		138		(25)		113
Common shares repurchased				(34)		(34)

Balance December 31, 2001	1,015	1,112	10,849	(5,428)	(423)	7,125

Comprehensive income:
Net income			1,974			1,974
Foreign currency translation					5	5
Minimum pension liability, net of tax					(18)	(18)
Realized gain reclassified to income, net of tax					(28)	(28)
Other					(13)	(13)

Total comprehensive income						1,920

Cash dividends on common shares			(983)			(983)
Stock incentive plans		91		(11)		80

Balance December 31, 2002	1,015	1,203	11,840	(5,439)	(477)	8,142

Comprehensive income:
Net loss			(92)			(92)
Foreign currency translation					218	218
Minimum pension liability, net of tax					(178)	(178)
Unrealized gain on investments available for sale, net of tax					13	13
Other					(2)	(2)

Total comprehensive income						(41)

Cash dividends on common shares			(830)			(830)
Stock incentive plans		69		(3)		66

Balance December 31, 2003	$1,015	$1,272	$10,918	$(5,442)	$(426)	$7,337

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share figures)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include Schering-Plough Corporation and its subsidiaries (the “Company”). Intercompany balances and transactions are eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and use assumptions that affect certain reported amounts and disclosures. Actual amounts may differ.

Cash and Cash Equivalents

Cash and cash equivalents include operating cash and highly liquid investments, generally with original maturities of three months or less.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out method for a substantial portion of inventories located in the United States. The cost of all other inventories is determined by the first-in, first-out method.

Depreciation

Depreciation is provided over the estimated useful lives of the properties, generally by use of the straight-line method. Average useful lives are 50 years for buildings, 25 years for building improvements and 13 years for equipment. Depreciation expense was $304, $250 and $213 in 2003, 2002 and 2001, respectively.

Foreign Currency Translation

The net assets of most of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates. The U.S. dollar effects that arise from translating the net assets of these subsidiaries at changing rates are recorded in the foreign currency translation adjustment account, which is included in other comprehensive income. For the remaining foreign subsidiaries, non-monetary assets and liabilities are translated using historical rates, while monetary assets and liabilities are translated at current rates, with the U.S. dollar effects of rate changes included in income.

Exchange gains and losses arising from translating intercompany balances of a long-term investment nature are recorded in the foreign currency translation adjustment account. Other exchange gains and losses are included in income.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income primarily consists of the accumulated foreign currency translation adjustment account, unrealized gains and losses on securities classified for Statement of Financial Accounting Standards (SFAS) No. 115 purposes as available for sale and a minimum pension liability adjustment.

The components of accumulated other comprehensive income at December 31 were:

	2003	2002

Accumulated foreign currency translation	$(238)	$(456)
Accumulated unrealized gains (losses) on investments available for sale, net of tax	8	(6)
Minimum pension liability, net of tax	(196)	(18)
Other	—	3

Total	$(426)	$(477)

Gross unrealized pre-tax gains in 2003 were $20; unrealized losses were immaterial. Gross unrealized gains and losses in 2002 were immaterial.

Revenue Recognition

Revenues from the sale of products are recognized when goods are shipped to customers and reliable estimates of product returns can be made. Reliable estimates of product returns can be made when business conditions permit the Company to make reasonable estimates of expected demand.

Following the approval of CLARITIN as an over-the-counter (OTC) product in the fourth quarter of 2002, revenue from U.S. sales of the prescription form of CLARITIN was recognized when the product was used to fill patient prescriptions because reliable estimates of product returns could not be made at the time of shipment. Further, since the expiration of the initial 180-day period of exclusivity for the first generic competitor of the OTC form of CLARITIN, the Company has experienced additional private-label competition. As a result, revenues from the sales of OTC CLARITIN are recognized at the time of shipment, but only to the extent that the Company can make reasonable estimates of product returns.

Provisions for discounts and rebates are recorded in the same period the related sales are recorded. For purposes of revenue recognition, at the end of each quarter the Company estimates the applicable commercial and governmental rebates that will be paid for products sold and reduces recorded sales by those estimated amounts. These rebates are estimated based on terms, historical experience, trend analysis and projected market conditions in the various markets served.

Earnings Per Common Share

In 2002 and 2001, diluted earnings per common share are computed by dividing income by the sum of the weighted-average number of common shares outstanding plus the dilutive effect of shares issuable through deferred stock units and through the exercise of stock options. In 2003, diluted loss per common share excludes the effect of shares issuable through deferred stock units and through the exercise of stock options because including these would have the effect of decreasing the loss per share. Basic earnings per common share are computed by dividing income by the weighted-average number of common shares outstanding.

The shares used to calculate basic and diluted earnings per common share are reconciled as follows:

(Shares in millions)	2003	2002	2001

Average shares outstanding for basic earnings per share	1,469	1,466	1,463
Dilutive effect of options and deferred stock units	—	4	7

Average shares outstanding for diluted earnings per share	1,469	1,470	1,470

The equivalent of 77 million, 47 million and 35 million common shares issuable under the Company’s stock incentive plans were excluded from the computation of diluted earnings per share as of December 31, 2003, 2002 and 2001, respectively, because their effect would have been antidilutive.

Goodwill

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 eliminates the requirement to amortize goodwill and instead requires periodic testing of goodwill for impairment. If goodwill is impaired, it will be written down to its estimated fair value. The Company has performed the required annual goodwill impairment tests and has found that recorded goodwill is not impaired. Accordingly, the adoption of SFAS No. 142 did not result in an adjustment to recorded goodwill. Goodwill amortization expense was $5 in 2001. Diluted and basic earnings per common share in 2001 would have been unchanged if goodwill amortization were excluded from net income on a pro forma basis. The Company’s goodwill is primarily related to the Animal Health business.

Other Intangible Assets

The components of the balance sheet caption “Other intangible assets, net” are as follows:

	December 31, 2003			December 31, 2002

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Patents and licenses	$614	$318	$296	$658	$293	$365
Trademarks and other	143	38	105	98	34	64

Total other intangible assets	$757	$356	$401	$756	$327	$429

These intangible assets are amortized on the straight-line method over their respective useful lives. In 2003, 2002 and 2001, the Company paid $11, $84 and $121, respectively, for patent and licensing rights; these costs will be amortized over approximately nine years. The residual value of intangible assets is estimated to be zero. Amortization expense related to other intangible assets in 2003, 2002 and 2001 was $55, $66 and $65, respectively. Other intangible assets are reviewed to determine their recoverability by comparing their carrying values to their expected undiscounted future cash flows when events or circumstances warrant such a review. Full year amortization expense in each of the next five years is estimated to be approximately $50 per year based on the intangible assets recorded as of December 31, 2003.

Accounting for Stock-Based Compensation

The Company accounts for its stock compensation arrangements using the intrinsic value method. Under the intrinsic value method, the difference between the amount the employee will pay the Company for stock acquired under the Company’s incentive plans and the stock’s fair value on the date of grant is charged to expense. Since employees must pay the Company the grant-date fair value for stock options, no expense is recorded for stock options. Alternatively, since employees do not pay for stock issued for deferred stock units granted, their grant date fair value is recorded as expense.

The following table reconciles net (loss)/income and (loss)/earnings per common share (EPS), as reported, to pro forma net (loss)/income and EPS, as if the Company had expensed the grant-date fair value of both stock options and deferred stock units as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” These pro forma amounts may not be representative of the initial impact of adopting SFAS No. 123 since, as amended, it permits alternative methods of adoption.

	2003	2002	2001

Net (loss)/income, as reported	$(92)	$1,974	$1,943
Add back: Expense included in reported net income for deferred stock units, net of tax	66	69	56
Deduct: Pro forma expense as if both stock options and deferred stock units were charged against net income, net of tax	(143)	(150)	(137)

Pro forma net (loss)/income using the fair value method	$(169)	$1,893	$1,862

Diluted (loss)/earnings per share:
Diluted (loss)/earnings per share, as reported	$(0.06)	$1.34	$1.32
Pro forma diluted (loss)/earnings per share using the fair value method	(0.12)	1.29	1.27
Basic (loss)/earnings per share:
Basic (loss)/earnings per share, as reported	$(0.06)	$1.35	$1.33
Pro forma basic (loss)/earnings per share using the fair value method	(0.12)	1.29	1.27

The weighted-average fair value of options granted in 2003, 2002 and 2001 was $5.29, $11.25 and $13.35, respectively. These fair values were estimated using the Black-Scholes option pricing model, based on the following assumptions:

	2003	2002	2001

Dividend yield	1.4%	1.3%	1.5%
Volatility	34%	35%	35%
Risk-free interest rate	2.9%	4.3%	4.9%
Expected term of options (in years)	5	5	5

Other Recently Issued Accounting Standards

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” In the normal course of business, the Company does not issue guarantees to third parties; accordingly, this interpretation has no effect on the Company’s financial statements.

In April 2003, the FASB issued SFAS No.149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The adoption of SFAS No. 149 had no effect on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which requires certain financial instruments to be classified as a liability (or an asset in some circumstances). The adoption of SFAS No. 150 had no effect on the Company’s financial statements.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised), “Consolidation of Variable Interest Entities” (FIN 46). The adoption of FIN 46 had no effect on the Company’s financial statements.

In January 2004, the FASB issued Staff Position No. FAS 106-1, titled “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP). The act, signed into law in December 2003, introduces a prescription drug benefit under Medicare as well as a federal subsidy, under certain conditions, to sponsors of retiree health care benefit plans. Presently, authoritative guidance on the accounting for the subsidy has not been issued. The Company has elected a one-time deferral of the accounting for the effects of the act, as permitted by the FSP. This deferral continues to apply until authoritative guidance on the accounting for the federal subsidy is issued.

SPECIAL CHARGES

The components of special charges are as follows:

	2003	2002	2001

Employee termination costs	$179	$—	$—
Asset impairment losses	70	—	—
Litigation charges	350	150	—
Consent decree charge	—	—	500

	$599	$150	$500

Employee Termination Costs

In August 2003, the Company announced a global workforce reduction initiative. The first phase of this initiative was a Voluntary Early Retirement Program in the United States. Under this program, eligible employees in the United States had until December 15, 2003, to elect early retirement and receive an enhanced retirement benefit. Approximately 900 employees elected to retire under the program, of which approximately 750 employees retired at or near year-end 2003 and approximately 150 employees have staggered retirement dates in the future. The total cost of this program is estimated to be $190, comprised of increased pension costs of $107, increased post-retirement health care costs of $57, vacation payments of $4 and costs related to accelerated vesting of stock grants of $22. For employees with staggered retirement dates in the future, these amounts will be recognized as a special charge over the employees’ remaining service periods. This delayed expense recognition follows the guidance in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Amounts recognized in 2003 for this program are $164 and amounts expected to be recognized in 2004 and 2005 are $19 and $7, respectively.

Asset Impairment Losses

Asset impairment losses have been recognized in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long- Lived Assets.” Asset impairment losses related to the following:

•	The Company ceased production of certain products produced at one of its manufacturing sites operating under the FDA consent decree. The Company also announced the closure of its manufacturing site in England. All manufacturing at the site in England has substantially ceased. Sales of all the affected products have not been material. An asset impairment loss of $26 based on discounted cash flows has been recognized related to the facilities and equipment at these two sites.

•	The Company has ceased marketing a licensed cancer therapy drug that was sold in countries outside the United States. Sales of this product declined and are not material. The introduction of competing products has resulted in a decline in the market share of the Company’s drug to the point where management concluded that it was no longer practical to continue to participate in this marketplace. An asset impairment loss of $27 based on discounted cash flows has been recognized related to this intangible asset.

•	One of the Company’s sun care brands competes in the “high-end” segment of the overall sun care market. Two large cosmetics companies have entered this market segment, and sales of the Company’s brand have declined. When the Company acquired this brand, a portion of the purchase price was allocated to the trade name based upon its fair value at that time. The Company performs periodic reviews of all values assigned to intangible assets and, in connection with those reviews, an impairment loss of $17 related to the trade name has been recognized based on discounted cash flows. This reflects the change in market conditions since this brand was acquired. Sales of this sun care brand have not been material.

Litigation Charges

In 2003 and 2002, litigation reserves have been increased by $350 and $150, respectively, primarily as a result of the investigations into the Company’s sales and marketing practices (see “Legal, Environmental and Regulatory Matters” footnote for additional information).

Consent Decree Charge

In 2001, a provision of $500 was recognized for payments to the federal government under a consent decree (see “Consent Decree” footnote for additional information).

Summary of Selected Special Charges

The following summarizes the activity in the accounts related to employee termination costs and asset impairment losses:

	Employee	Asset
	Termination	Impairment
	Costs	Losses

2003 Special charges	$179	$70
Impairment write-off	—	(70)
Credit to retirement benefit plan liability	(144)	—
Cash disbursement	(6)	—

Special charges accrual balance at Dec. 31, 2003	$29	$—

The balance at December 31, 2003, for employee termination costs represents the value of stock grants ($22), which will be distributed after year-end 2003, and severance and accrued vacation payments to be paid in 2004 ($7).

FINANCIAL INSTRUMENTS AND COMMITMENTS

SFAS No. 133, as amended, requires all derivatives to be recorded on the balance sheet at fair value. This statement also provides that the effective portion of qualifying cash flow hedges be recognized in income when the hedged item affects income; that changes in the fair value of derivatives that qualify as fair value hedges, along with the change in the fair value of the hedged risk, be recognized as they occur; and that changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of qualifying hedges, be recognized in income as they occur.

Risks, Policy and Objectives

The Company is exposed to market risk, primarily from changes in foreign currency exchange rates and, to a lesser extent, from interest rate and equity price changes. From time to time, the Company will hedge selective foreign currency risks with derivatives. Generally, however, management has not deemed it cost effective to engage in a formula-based program of hedging the profits and cash flows of foreign operations using derivative financial instruments. Because the Company’s foreign subsidiaries purchase significant quantities of inventory payable in U.S. dollars, managing the level of inventory and related payables and the rate of inventory turnover provides a level of protection against adverse changes in exchange rates. Furthermore, the risk of adverse exchange rate change is mitigated by the fact that the Company’s foreign operations are widespread. On a limited basis, the Company will hedge selective exposures to interest rate risks.

The Company mitigates credit risk on derivative instruments by dealing only with counterparties considered to be financially sound. Accordingly, the Company does not anticipate loss for non-performance. The Company does not enter into derivative instruments to generate trading profits.

The table below presents the carrying values and estimated fair values for the Company’s financial instruments, including derivative financial instruments. Estimated fair values were determined based on market prices, where available, or dealer quotes.

	December 31, 2003		December 31, 2002
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

ASSETS:
Cash and cash equivalents	$4,218	$4,218	$3,521	$3,521
Short-term investments	587	587	481	481
Long-term investments	177	182	168	168
Interest rate swap contracts	—	—	53	53
LIABILITIES:
Short-term borrowings and current portion of long-term debt	1,023	1,023	1,423	1,423
Long-term debt	2,410	2,496	21	21
Other financing instruments	—	—	241	258
Interest rate swap contracts	1	1	1	1

Long-term Investments

Long-term investments, which are included in other non-current assets, primarily consist of debt and equity securities held in non-qualified trusts to fund long-term employee benefit obligations, which are included as liabilities in the Consolidated Balance Sheets. These assets can only be used to fund the related liabilities.

Long-term investments are primarily classified as available for sale and are carried at fair value. Realized gains from the sale of securities classified as available for sale were $0 in 2003, $43 in 2002 and $35 in 2001. Proceeds from these sales totaled $0, $80 and $51, respectively. Realized gains are recorded in other (income) expense, net.

Interest Rate Swap Contracts

Assets:

To hedge the variable rate risk associated with a $200 variable rate time deposit purchased in 1999, the Company entered into an interest rate swap, which matured in November 2003. Under the terms of the swap, the Company received a fixed rate of approximately 5.6 percent and paid a three-month LIBOR rate on a notional amount of $200. This swap was designated as a cash flow hedge, with the effective portion of the swap deferred until the transaction being hedged was recorded in earnings. The interest rate swap’s maturity value was $58; the swap’s fair value at December 31, 2002 was $53.

Liabilities:

In 1991 and 1992, the Company utilized interest rate swaps as part of its international cash management strategy. The notional principal of the 1991 arrangement is $650, and the notional principal of the 1992 arrangement is $950. Both arrangements have 20-year terms. At December 31, 2003, the arrangements provide for the payment of interest based upon LIBOR and the receipt of interest based upon an annual election of various floating rates. As a result, the Company remains subject to a moderate degree of market risk through maturity of the swaps. These swaps are not designated as hedging instruments and, accordingly, the changes in fair value are recorded in earnings. Annual net cash flows for payments and receipts under these interest rate swap contracts are not material. The net asset or liability under these interest rate swaps is recorded in other current assets or other accrued liabilities, as applicable. The fair value of these swaps was a liability of $1 at December 31, 2003. The Company has triggered the credit rating downgrade provisions in these swap arrangements and, as a result, the counterparty can terminate the swaps. The impact of terminating these swaps is not material.

Borrowings

In general, short-term borrowings consist of commercial paper issued in the United States, bank loans and notes payable. In connection with the Company’s purchase of a research and office facility in 2000, the Company issued a $100 note which was paid in full in March 2003. The imputed interest rate on this note was 6.5 percent. Commercial paper outstanding at December 31, 2003 and 2002 was $939 and $1,188, respectively. The weighted-average interest rate for short-term borrowings at December 31, 2003 and 2002 was 1.8 percent and 3.3 percent, respectively.

On November 26, 2003, the Company issued $1,250 aggregate principal amount of 5.3 percent senior unsecured notes due 2013 and $1,150 aggregate principal amount of 6.5 percent senior unsecured notes due 2033. Interest is payable semi-annually. The net proceeds from this offering were $2,369. Upon issuance, the notes were rated A3 by Moody’s Investors Service, Inc. (Moody’s), and A+ (on CreditWatch with negative implications) by Standard & Poor’s Rating Services (S&P). The interest rates payable on the notes are subject to adjustment as follows: If the rating assigned to the notes by Moody’s changes to one of the ratings set forth below, the interest rate payable on that series of notes will increase by the additional interest rate set forth below; similarly, if the rating assigned to the notes by S&P changes to one of the ratings set forth below, the interest rate payable on that series of notes will increase again by additional interest rate set forth below:

Additional
Interest Rate	Moody’s Rating	S&P Rating

0.25%	Baa1	BBB+
0.50%	Baa2	BBB
0.75%	Baa3	BBB-
1.00%	Ba1 or below	BB+ or below

In no event will the interest rate for any of the notes increase by more than 2 percent above the initial coupon rates of 5.3 percent and 6.5 percent, respectively. If either Moody’s or S&P subsequently upgrades its ratings, the interest rates will be correspondingly reduced, but not below 5.3 percent or 6.5 percent, respectively. Furthermore, the interest rate payable on a particular series of notes will return to 5.3 percent and 6.5 percent, respectively, and the rate adjustment provisions will permanently cease to apply if, following a downgrade by both Moody’s and S&P below A3 or A-, respectively, both Moody’s and S&P raise their rating to A3 and A-, respectively, or better.

The notes are redeemable in whole or in part, at the Company’s option at any time, at a redemption price equal to the greater of (1) 100 percent of the principal amount of such notes and (2) the sum of the present values of the remaining scheduled payments of principal and interest discounted using the rate of treasury notes with comparable remaining terms plus 25 basis points for the 2013 notes or 35 basis points for the 2033 notes.

The fair value of these combined notes was $2,473 at December 31, 2003.

The Company has three revolving credit facilities totaling $2,000. The most recently negotiated facility (September 2003) is a $1,000 364-day credit facility from three major financial institutions that can be drawn down in the United States This facility matures in September 2004. The other facilities are with a syndicate of financial institutions and provide for $500 that can be drawn down in the United States through May 2004 with repayment due May 2005, and a second multi-currency facility for $500 that can be drawn down in the United States and internationally through the maturity date in May 2006. These facilities are available for general corporate purposes and are considered as support for the Company’s commercial paper borrowings. These facilities do not require compensating balances; however, a nominal commitment fee is paid. At December 31, 2003, no funds were drawn under any of these facilities. In addition, the Company’s foreign subsidiaries had approximately $327 available in unused lines of credit from various financial institutions at December 31, 2003.

Credit Ratings

Changes in Credit Ratings

On December 17, 2003, S&P lowered the Company’s corporate credit and long-term debt ratings to “A” from “A+” and said the outlook on the ratings was negative, noting a weakening in the Company’s INTRON franchise and expected declines in earnings and cash flows. There was no change in the Company’s short-term corporate credit and commercial paper rating, which was lowered to “A-1” from “A-1+” on July 29, 2003. On January 26, 2004, S&P placed the Company’s corporate credit rating, short-term credit rating and senior unsecured debt rating on CreditWatch with negative implications. On February 18, 2004, S&P downgraded the Company’s senior unsecured debt ratings to “A-” from “A.” At the same time, S&P also lowered the Company’s short-term corporate credit and commercial paper rating to “A-2” from “A-1.” S&P removed the Company from CreditWatch, however, its outlook remains negative.

On October 9, 2003, Moody’s lowered the Company’s corporate credit rating to “A-3” from “A-1” and lowered its commercial paper rating to “P-2” from “P-1.” Following this rating action, Moody’s removed the Company from its Watchlist and revised its rating outlook to stable from negative. Moody’s also stated that its credit rating assumed modest outflows to settle outstanding litigation or acquisitions, and that a very large payment associated with litigation proceedings or acquisition activity could place pressure on the rating and/or outlook.

On November 20, 2003, Fitch Ratings (Fitch) downgraded the Company’s senior unsecured and bank loan ratings to “A-” from “A+,” and its commercial paper rating to “F2” from “F1.” The

Company’s Rating Outlook remained negative. In announcing the downgrade, Fitch noted that the sales decline in the Company’s leading product franchise, the INTRON franchise, was greater than anticipated, and that it was concerned that total Company growth is reliant on the performance of two key growth drivers, ZETIA and REMICADE, in the near term.

Other Financing Instruments

During 1999, a subsidiary of the Company issued $200 of equity-type securities. These securities had certain put and call features. Because of the put and call features, this obligation was included in other long-term liabilities at December 31, 2002. The securities bore a LIBOR-based yield that was substantially fixed through November 28, 2003. At December 31, 2002, the rate was 5.2 percent. The Company exercised its call option and fully redeemed these securities in November 2003.

Commitments

Total rent expense amounted to $91 in 2003, $81 in 2002 and $72 in 2001. Future minimum rental commitments on non-cancelable operating leases as of December 31, 2003, range from $69 in 2004 to $32 in 2008, with aggregate minimum lease obligations of $41 due thereafter. As of December 31, 2003, the Company has commitments totaling $184 related to capital expenditures to be made in 2004.

INSURANCE COVERAGE

The Company maintains insurance coverage with such deductibles and self-insurance as management believes adequate for its needs under current circumstances. Such coverage reflects market conditions (including cost and availability) existing at the time it is written, and the relationship of insurance coverage to self-insurance varies accordingly. As a result of recent external events, the availability of insurance has become more restrictive. Management considers the impact of these changes as it continually assesses the best way to provide for its insurance needs in the future. The Company now self-insures a higher proportion of risk than in the past (especially as it relates to products’ liability).

OTHER (INCOME) EXPENSE, NET

The components of other (income) expense, net are as follows:

	2003	2002	2001

Interest cost incurred	$92	$52	$65
Less: amount capitalized on construction	(11)	(24)	(25)

Interest expense	81	28	40
Interest income	(57)	(75)	(121)
Foreign exchange (gains) losses	1	(2)	4
Other, net	34	(95)	(18)

Total	$59	$(144)	$(95)

Other, net in 2002 includes a gain of $80 from the sale of U.S. marketing rights for SUBOXONE and SUBUTEX. Cash paid for interest, net of amounts capitalized, was $46, $26 and $47 in 2003, 2002 and 2001, respectively.

SHAREHOLDERS’ EQUITY

A summary of treasury share transactions follows:

(Shares in millions)	2003	2002	2001

Share balance at January 1	562	565	567
Shares issued under stock incentive plans	(3)	(3)	(3)
Purchase of treasury shares	—	—	1

Share balance at December 31	559	562	565

The Company has Preferred Share Purchase Rights outstanding that are attached to, and presently only trade with, the Company’s common shares and are not exercisable. The rights will become exercisable only if a person or group acquires 20 percent or more of the Company’s common stock or announces a tender offer which, if completed, would result in ownership by a person or group of 20 percent or more of the Company’s common stock. Should a person or group acquire 20 percent or more of the Company’s outstanding common stock through a merger or other business combination transaction, each right will entitle its holder (other than such acquirer) to purchase common shares of Schering-Plough having a market value of twice the exercise price of the right. The exercise price of the rights is $100.

Following the acquisition by a person or group of beneficial ownership of 20 percent or more but less than 50 percent of the Company’s common stock, the Board of Directors may call for the exchange of the rights (other than rights owned by such acquirer), in whole or in part, at an exchange ratio of one common share or one two-hundredth of a share of Series A Junior Participating Preferred Stock per right. Also, prior to the acquisition by a person or group of beneficial ownership of 20 percent or more of the Company’s common stock, the rights are redeemable for $.005 per right at the option of the Board of Directors. The rights will expire on July 10, 2007, unless earlier redeemed or exchanged. The Board of Directors is also authorized to reduce the 20 percent thresholds referred to above to not less than the greater of (i) the sum of ..001 percent and the largest percentage of the outstanding shares of common stock then known to the Company to be beneficially owned by any person or group of affiliated or associated persons and (ii) 10 percent, except that, following the acquisition by a person or group of beneficial ownership of 20 percent or more of the Company’s common stock, no such reduction may adversely affect the interests of the holders of the rights.

EQUITY INCOME FROM CHOLESTEROL JOINT VENTURE

The Company and Merck & Co., Inc. (Merck) have agreements to jointly develop and market ZETIA (ezetimibe) as a once-daily monotherapy, as co-administration of ZETIA with statins, and ezetimibe as a once-daily fixed-combination tablet with simvastatin (Zocor), Merck’s cholesterol-modifying medicine. The agreements also involve the development and marketing of a once-daily, fixed-combination tablet containing CLARITIN and Singulair. Singulair is Merck’s once-daily leukotriene receptor antagonist for the treatment of asthma and seasonal allergic rhinitis. In January 2002, Schering-Plough/Merck Pharmaceuticals reported on results of Phase III clinical trials of a fixed-combination tablet containing CLARITIN and Singulair, which did not demonstrate sufficient added benefits in the treatment of seasonal allergic rhinitis.

The agreements generally provide for equal sharing of development costs and for co-promotion of approved products by each company in the United States and in most other countries of the world, except Japan. In Japan, no agreement exists. In general, co-promotion provides that each company will provide equal physician marketing efforts and that each company will bear the cost of its own sales force in marketing the products. In general, the agreement provides that the venture will operate in a “virtual” mode to the maximum degree possible by relying on the respective infrastructures of the two companies. However, the companies have agreed to share certain costs, but these costs are limited to a portion of the costs of manufacturing, the cost of a specialty sales force and certain specially identified promotion costs. It should be noted that the Company incurs substantial costs, such as selling costs, that are not reflected in Equity income from cholesterol joint venture and are borne entirely by the Company. The agreements do not provide for any jointly owned facilities and, as such, products resulting from the collaboration will be manufactured in facilities owned by either Merck or the Company.

During 2003, the Company earned a milestone of $20 that relates to certain European approvals of ZETIA. Under certain other conditions, Merck could pay additional milestones to the Company totaling $132.

Prior to 2003, the venture was in the research and development phase and the Company’s share of research and development expense in 2002 and 2001 of $69 and $86, respectively, was reported in “Research and development” in the Statements of Consolidated Operations. The venture has now moved beyond the research and development phase. ZETIA was launched in late 2002, and a U.S. marketing application for the combination of ezetimibe/simvastatin was submitted to the FDA in September 2003. To reflect the venture’s first full year of commercial operations, the Company adopted the equity method of accounting effective as of the beginning of 2003. Under that method, the Company records its share of the operating profits less its share of the research and development costs in “Equity income from cholesterol joint venture” in the Statements of Consolidated Operations. Prior year amounts have not been affected.

Equity income from cholesterol joint venture for the year ended December 31, 2003 was $54. Included in this amount are the Company’s share of operating profits of $113, the $20 milestone receipt, less its share of research and development costs of $79.

STOCK INCENTIVE PLANS

Under the terms of the Company’s 2002 Stock Incentive Plan, which was approved by the Company’s shareholders, 72 million of the Company’s common shares may be granted as stock options or awarded as deferred stock units to officers and certain employees of the Company through December 2007. As of December 31, 2003, 45 million options and deferred stock units remain available for future year grants under the 2002 Stock Incentive Plan. Option exercise prices equal the market price of the common shares at their grant dates. Options expire not later than 10 years after the date of grant. Standard options granted in 2003 and prior generally had a one-year vesting term. Other option grants vest over longer periods ranging from three to nine years. Deferred stock units are payable in an equivalent number of common shares; the shares are distributable in a single installment or in three or five equal annual installments generally commencing one year from the date of the award.

The following table summarizes stock option activity over the past three years under the current and prior plans, all of which have been approved by the Company’s shareholders:

		2003		2002		2001
		Weighted-		Weighted-		Weighted-
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
(Number of options in millions)	Options	Price	Options	Price	Options	Price

Outstanding at January 1	54	$35.40	50	$35.18	46	$33.77
Granted	23	17.57	8	34.21	8	40.15
Exercised	(1)	9.40	(1)	11.64	(2)	16.81
Canceled or expired	(5)	33.19	(3)	40.31	(2)	38.61

Outstanding at December 31	71	$30.15	54	$35.40	50	$35.18

Exercisable at December 31	43	$34.94	35	$34.48	30	$33.11

Summarized information about stock options outstanding and exercisable at December 31, 2003 is as follows:

(Number of options in millions)

	Outstanding			Exercisable

		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
	of	Term in	Exercise	of	Exercise
Exercise Price Range	Options	Years	Price	Options	Price

Under $15	6	1.7	$12.58	6	$12.44
$15 to $25	26	8.4	17.79	4	18.99
$25 to $40	19	6.2	36.34	18	36.55
$40 to $50	13	6.9	42.64	9	41.39
Over $50	7	5.2	53.16	6	53.10

	71			43

In 2003, 2002 and 2001, the Company awarded deferred stock units totaling 3.2 million, 2.9 million and 2.7 million, respectively.

INVENTORIES

Year-end inventories consisted of the following:

	2003	2002

Finished products	$664	$540
Goods in process	648	449
Raw materials and supplies	339	311

Total inventories	$1,651	$1,300

Inventories valued on a last-in, first-out basis comprised approximately 19 percent and 21 percent of total inventories at December 31, 2003 and 2002, respectively. The estimated replacement cost of total inventories at December 31, 2003 and 2002 was $1,704 and $1,346, respectively.

RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS

The Company has defined benefit pension plans covering eligible employees in the United States and certain foreign countries, and the Company provides post-retirement health care benefits to its eligible U.S. retirees and their dependents. The measurement date for the majority of these plans is December 31.

Net pension expense in 2003 was $117 compared with net pension expense in 2002 of $23. The increase of $94 is principally due to costs associated with the Voluntary Early Retirement Program (see “Special Charges” footnote for additional information). It is estimated that a one-half percent reduction in the expected long-term rate of return on consolidated plan assets would increase pension expense by approximately $7. It is estimated that a one-half percent reduction in the discount rate would increase pension expense by approximately $14.

Also, at December 31, 2003, the Company has an unrecognized net pension loss of $628. Gains and losses arise primarily from plan assets earning more or less than the long-term expected rate of return and from changes in pension discount rates. If there were no gains in the future to offset the $628 net unrecognized loss, amortization of these losses would ultimately increase annual pension expense by approximately $25.

The components of net pension and other post-retirement benefits expense (income) were as follows:

				Post-retirement
	Retirement Plans			Health Care Benefits

	2003	2002	2001	2003	2002	2001

Service cost	$71	$60	$48	$9	$7	$5
Interest cost	85	79	73	18	15	14
Expected return on plan assets	(118)	(114)	(119)	(18)	(19)	(21)
Amortization, net	(1)	(2)	(3)	—	(1)	(2)
Termination benefits (1)	70	—	—	9	—	—
Curtailment (1)	8	—	—	46	—	—
Settlement (1)	2	—	—	—	—	—

Net pension and other post-retirement benefits expense (income)	$117	$23	$(1)	$64	$2	$(4)

The components of the changes in the benefit obligations were as follows:

			Post-retirement
	Retirement Plans		Health Care Benefits

	2003	2002	2003	2002

Benefit obligations at January 1	$1,378	$1,167	$265	$220
Service cost	71	60	9	7
Interest cost	85	79	18	15
Assumption changes	43	60	—	23
Effects of exchange rate changes	48	32	—	—
Benefits paid	(98)	(51)	(15)	(14)
Actuarial losses	138	31	97	14
Plan amendments	63	—	—	—
Termination benefits (1)	83	—	11	—
Curtailment (1)	8	—	46	—
Settlement (1)	3	—	—	—

Benefit obligations at December 31	$1,822	$1,378	$431	$265

Benefit obligations of overfunded plans	$17	$12	$—	$—
Benefit obligations of underfunded plans	1,805	1,366	431	265

(1)  Termination benefits, Curtailment and Settlement costs in 2003 primarily relate to the matters discussed in the “Special Charges” footnote.

The components of the changes in plan assets were as follows:

			Post-retirement
	Retirement Plans		Health Care Benefits

	2003	2002	2003	2002

Fair value of plan assets, primarily stocks and bonds, at January 1	$1,090	$1,140	$176	$212
Actual gain (loss) on plan assets	192	(99)	39	(22)
Contributions	99	75	—	—
Effects of exchange rate changes	36	25	—	—
Benefits paid	(98)	(51)	(15)	(14)

Fair value of plan assets at December 31(1)	$1,319	$1,090	$200	$176

Plan assets of overfunded plans	$18	$14	$—	$—
Plan assets of underfunded plans	1,301	1,076	200	176

(1)  The fair value of plan assets for domestic pension plans was $957 and $827 at December 31, 2003 and 2002, respectively.

In addition to the plan assets indicated above, at December 31, 2003 and 2002, securities of $79 and $74, respectively, were held in non-qualified trusts designated to provide pension benefits for certain underfunded plans.

At December 31, 2003 and 2002, the accumulated benefit obligation for the retirement plans was $1,531 and $1,105, respectively. The aggregated accumulated benefit obligation and fair value of plan assets for retirement plans with an accumulated benefit obligation in excess of plan assets is $1,245 and $995, respectively, at December 31, 2003, and $195 and $63, respectively, at December 31, 2002.

Presently, the Company does not anticipate making any contributions in 2004 to fund the U.S. retirement plan and the post-retirement health care plan.

The following is a reconciliation of the funded status of the plans to the Company’s balance sheet:

			Post-retirement Health
	Retirement Plans		Care Benefits

	2003	2002	2003	2002

Benefit obligations in excess of plan assets	$(503)	$(288)	$(231)	$(89)
Unrecognized net transition assets	(2)	(11)	—	—
Unrecognized prior service costs	75	15	(2)	(3)
Unrecognized net actuarial loss	628	499	175	97

Net assets at December 31	$198	$215	$(58)	$5

Amounts recognized in the balance sheet consist of:

			Post-retirement Health
	Retirement Plans		Care Benefits

	2003	2002	2003	2002

Prepaid benefit cost	$107	$332	$—	$5
Accrued benefit cost	(258)	(151)	(58)	—
Intangible assets	48	5	—	—
Accumulated other comprehensive income	301	29	—	—

Net assets at December 31	$198	$215	$(58)	$5

The Company recognized an additional minimum pension liability of $349 and $34 in 2003 and 2002, respectively, primarily related to domestic retirement plans. This resulted in an adjustment to accumulated other comprehensive income, net of tax, of $178 and $18 in 2003 and 2002, respectively.

The consolidated weighted-average assumptions used to determine benefit obligations at December 31 were:

			Post-retirement
	Retirement Plans		Health Care Benefits

	2003	2002	2003	2002

Discount rate	5.7%	6.3%	6.0%	6.7%
Rate of increase in future compensation	3.9%	3.9%	N/A	N/A

The consolidated weighted-average assumptions used to determine net cost for the years ended December 31 were:

			Post-retirement
	Retirement Plans		Health Care Benefits

	2003	2002	2003	2002

Discount rate	6.3%	6.7%	6.7%	7.0%
Long-term expected rate of return on plan assets (1)	8.5%	9.5%	8.0%	9.0%
Rate of increase in future compensation	3.9%	4.0%	N/A	N/A

(1)  The long-term expected rate of return on plan assets for domestic retirement plans was 9.0 percent and 10.0 percent for the years ended December 31, 2003 and 2002, respectively.

The long-term expected rate of return on plan assets is derived proportionally from return assumptions determined for each of the major asset classes, principally equities, fixed income and real estate. The return expectations for each of these asset classes are based largely on assumptions about economic growth and inflation, which are supported by long-term historical data.

The weighted-average assumed health care cost inflation rate used for post-retirement measurement purposes is 9 percent for 2004, trending down to 4.5 percent by 2009. A 1 percent increase in the assumed health care cost trend rate would increase combined post-retirement service and interest cost by $7 and the post-retirement benefit obligation by $64. A 1 percent decrease in the assumed health care cost trend rate would decrease combined post-retirement service and interest cost by $6 and the post-retirement benefit obligation by $52. In 2003, the Medicare Prescription Drug, Improvement and Modernization Act (the “Act”) was signed into law in the United States. The Company has elected to defer the accounting for the effect of the Act as permitted by FASB Staff Position No. FAS 106-1 and, therefore, the benefit obligations reported herein for the Company’s post-retirement benefit plans do not reflect the impact of the Act. Specific authoritative guidance on the accounting for the federal subsidy related to the Act is pending and, when issued, could require the Company to change previously reported information.

U.S. Plan Assets at Fair Value

The asset allocation for the U.S. retirement plan at December 31, 2003 and 2002, and the target allocation for 2004 are as follows:

		Percentage of Plan
	Target	Assets at December 31
	Allocation
Asset Category	2004	2003	2002

Equity Securities	65%	69%	60%
Debt Securities	25	22	30
Real Estate	10	9	10

Total	100%	100%	100%

The asset allocation for the post-retirement health care benefit trusts at December 31, 2003 and 2002, and the target allocation for 2004 are as follows:

		Percentage of Plan
	Target	Assets at December 31
	Allocation
Asset Category	2004	2003	2002

Equity Securities	70%	78%	66%
Debt Securities	30	22	34

Total	100%	100%	100%

The Company’s investments related to these plans are broadly diversified, consisting primarily of equities and fixed income securities, with an objective of generating long-term investment returns that are consistent with an acceptable level of overall portfolio market value risk.

The Company had a defined contribution profit-sharing plan covering substantially all its full-time domestic employees who have completed one year of service. The annual contribution was determined by a formula based on the Company’s income, shareholders’ equity and participants’ compensation. Profit-sharing expense totaled $98 and $80 in 2002 and 2001, respectively. There was no profit sharing contribution in 2003 as determined by the formula described above. The Company will no longer make contributions to this plan effective for 2004.

INCOME TAXES

U.S. and foreign operations contributed to income before income taxes as follows:

	2003	2002	2001

United States	$(1,169)	$642	$1,076
Foreign	1,123	1,921	1,447

Total (loss)/income before income taxes	$(46)	$2,563	$2,523

The components of income tax expense/(benefit) were as follows:

	2003	2002	2001

Current:
Federal	$(299)	$273	$397
Foreign	187	263	203
State	21	40	27

Total current	(91)	576	627

Deferred:
Federal and state	126	4	(47)
Foreign	11	9	—

Total deferred	137	13	(47)

Total income tax expense	$46	$589	$580

The difference between income taxes based on the U.S. statutory tax rate and the Company’s income tax expense was due to the following:

	2003	2002	2001

Income tax expense/(benefit) at U.S. statutory tax rate	$(16)	$897	$883
Increase (decrease) in taxes resulting from:
Lower rates in other jurisdictions, net	(308)	(378)	(305)
Non-deductible litigation reserve	123	—	—
Reserve for tax litigation	200	—	—
Research tax credit	(13)	(12)	(13)
State income tax	13	36	17
Permanent differences	28	—	14
All other, net	19	46	(16)

Income tax expense at effective tax rate	$46	$589	$580

The lower rates in other jurisdictions, net, are primarily attributable to certain employment and capital investment actions taken by the Company. As a result, income from manufacturing activities in these jurisdictions is subject to lower tax rates through 2020.

Due to the tax loss in 2003, the Company has recorded a $450 tax refund receivable as of December 31, 2003.

As of December 31, 2003 and 2002, the Company had total deferred tax assets of $862 and $834, respectively, and deferred tax liabilities of $622 and $552, respectively. Valuation allowances are $61 as of December 31, 2003; valuation allowances were not significant as of December 31, 2002. Significant deferred tax assets at December 31, 2003 and 2002 were for operating costs and employee termination costs not currently deductible for tax purposes and totaled $523 and $555, respectively. Significant deferred tax liabilities at December 31, 2003 and 2002 were for depreciation differences, $318 and $286, respectively, and retirement plans, $76 and $101, respectively.

Deferred taxes are not provided on undistributed earnings of foreign subsidiaries, considered to be permanent investments, which at December 31, 2003, approximated $11,100. Determining the tax liability that would arise if these earnings were remitted is not practicable.

Net consolidated income tax payments during 2003, 2002 and 2001 were $196, $584 and $592, respectively.

As of December 31, 2003, the U.S. Internal Revenue Service (IRS) has completed its examination of the Company’s tax returns for all years through 1988, and there are no unresolved issues outstanding for those years. The IRS examination of years 1989 through 1992 is expected to be completed during 2004, at which time it is anticipated the IRS will commence the examination of years 1993 through 1996.

See “Legal, Environmental and Regulatory Matters” footnote regarding a tax matter which the Company believes that litigation is probable.

CONSENT DECREE

On May 17, 2002, the Company announced that it had reached an agreement with the FDA for a consent decree to resolve issues involving the Company’s compliance with current Good Manufacturing Practices (cGMP) at certain manufacturing facilities in New Jersey and Puerto Rico. The U.S. District Court for the District of New Jersey approved and entered the consent decree on May 20, 2002.

Under terms of the consent decree, the Company agreed to pay a total of $500 to the U.S. government in two equal installments of $250; the first installment was paid in May 2002, and the second installment was paid in May 2003. As previously reported, the Company accrued a $500 provision for this consent decree in the fourth quarter of 2001.

The consent decree requires the Company to complete a number of actions. In the event certain actions agreed upon in the consent decree are not satisfactorily completed on time, the FDA may assess payments for each deadline missed. The consent decree required the Company to develop and submit for FDA’s concurrence comprehensive cGMP Work Plans for the Company’s manufacturing facilities in New Jersey and Puerto Rico that are covered by the decree. The Company received FDA concurrence with its proposed cGMP Work Plans on May 14, 2003. The cGMP Work Plans contain a number of Significant Steps whose timely and satisfactory completion are subject to payments of $15 thousand per business day for each deadline missed. These payments may not exceed $25 for 2002, and $50 for each of the years 2003, 2004 and 2005. These payments are subject to an overall cap of $175.

In connection with its discussions with FDA regarding the Company’s cGMP Work Plans, and pursuant to the terms of the decree, the Company and FDA entered into a letter agreement dated April 14, 2003. In the letter agreement, the Company and FDA agreed to extend by six months the time period during which the Company may incur payments as described above with respect to certain of the Significant Steps whose proposed due dates are December 31, 2005. The letter agreement does not increase the yearly or overall caps on payments described above.

In addition, the decree requires the Company to complete programs of revalidation of the finished drug products and bulk active pharmaceutical ingredients manufactured at the covered manufacturing facilities. The Company is required under the consent decree to complete its revalidation programs for bulk active pharmaceutical ingredients by September 30, 2005, and for finished drugs by December 31, 2005. In general, the timely and satisfactory completion of the revalidations are subject to payments of $15 thousand per business day for each deadline missed, subject to the caps described above. However, if a product scheduled for revalidation has not been certified as having been validated by the last date on the validation schedule, the FDA may assess a payment of 24.6 percent of the net domestic sales of the uncertified product until the validation is certified. Further, in general, if a product scheduled for revalidation under the consent decree is not certified within six months of its scheduled date, the Company must cease production of that product until certification is obtained. The completion of the Significant Steps in the Work Plans and the completion of the revalidation programs are subject to third-party expert certification, which must be accepted by the FDA.

The consent decree provides that if the Company believes that it may not be able to meet a deadline, the Company has the right, upon the showing of good cause, to request extensions of deadlines in connection with the cGMP Work Plans and revalidation programs. However, there is no guarantee that FDA will grant any such requests.

Although the Company believes it has made significant progress in meeting its obligations under the consent decree, it is possible that (1) the Company may fail to complete a Significant Step or a revalidation by the prescribed deadline; (2) the third party expert may not certify the completion of the Significant Step or revalidation; or (3) the FDA may disagree with an expert’s certification of a Significant Step or revalidation. In such a case, it is possible that the FDA may assess payments as described above.

The Company would expense any payments assessed under the decree if and when incurred.

Also, as noted in the “Legal, Environmental and Regulatory Matters” footnote below, the Company has received notice of a False Claims complaint brought by an individual purporting to act on behalf of the U.S. government against it and approximately 25 other pharmaceutical companies alleging that the pharmaceutical companies defrauded the United States by having made sales to various federal governmental agencies of drugs that were allegedly manufactured in a manner that did not comply with current Good Manufacturing Practices. The Company and the other defendants filed a motion to dismiss this action.

SEGMENT INFORMATION

The Company has three reportable segments: Prescription Pharmaceuticals, Consumer Health Care and Animal Health. The segment sales and profit data that follow are consistent with the Company’s current management reporting structure, established in the second quarter of 2003. Prior period information presented herein has been restated to be on a comparable basis. The Prescription Pharmaceuticals segment discovers, develops, manufactures and markets human ethical pharmaceutical products. The Consumer Health Care segment develops, manufactures and markets OTC, foot care and sun care products. The Animal Health segment discovers, develops, manufactures and markets animal health products.

Net sales by segment:

	Year ended December 31,

	2003	2002	2001

Prescription Pharmaceuticals	$6,672	$8,788	$8,421
Consumer Health Care	965	715	647
Animal Health	697	677	694

Consolidated net sales	$8,334	$10,180	$9,762

Profit by segment:

	Year ended December 31,

	2003	2002	2001

Prescription Pharmaceuticals	$496	$2,543	$2,764
Consumer Health Care	194	174	140
Animal Health	86	93	141
Corporate and other 1/	(822)	(247)	(522)

Consolidated (loss)/profit before tax	$(46)	$2,563	$2,523

1/ In 2003, Corporate and other includes charges of $164 related to the Voluntary Early Retirement Program (see “Special Charges” footnote for additional information). It is estimated that the charges relate to the reportable segments as follows: Prescription Pharmaceuticals - $103, Consumer Health Care - $8, Animal Health - $4 and Corporate and other - $49.

Corporate and other also includes provisions to increase the litigation reserves, asset impairment charges, interest income and expense, foreign exchange gains and losses, headquarters expenses and other miscellaneous items. The accounting policies used for segment reporting are the same as those described in the “Summary of Significant Accounting Policies.”

Net Sales by Major Therapeutic Category

	2003	2002	2001

Anti-infective & Anticancer	$3,098	$3,733	$2,273
Allergy & Respiratory	2,003	3,304	4,217
Cardiovasculars	467	433	623
Dermatologicals	507	511	593
Other Pharmaceuticals	597	807	715
Prescription Pharmaceuticals	6,672	8,788	8,421
OTC (includes OTC CLARITIN sales in 2003 and 2002 of $415 and $105, respectively)	563	269	178
Foot Care	275	279	291
Sun Care	127	167	178
Consumer Health Care	965	715	647
Animal Health	697	677	694

Consolidated net sales	$8,334	$10,180	$9,762

The Company has subsidiaries in more than 40 countries outside the United States. Sales outside the United States comprised 57 percent ($4,775) of consolidated net sales in 2003, 43 percent ($4,419) in 2002 and 39 percent ($3,789) in 2001. No single foreign country, except for France, Japan and Italy, accounted for 5 percent or more of consolidated net sales during the past three years. France accounted for 8 percent ($691), 6 percent ($613) and 5 percent ($459) of consolidated net sales in 2003, 2002 and 2001, respectively. Japan accounted for 5 percent ($414), 5 percent ($524) and 3 percent ($320) of consolidated net sales in 2003, 2002 and 2001, respectively. Italy accounted for 5 percent ($436), 3 percent ($339) and 3 percent ($266) of consolidated net sales in 2003, 2002 and 2001, respectively.

Net Sales by Geographic Area

	2003	2002	2001

United States	$3,559	$5,761	$5,973
Europe and Canada	3,410	2,923	2,457
Latin America	716	740	782
Pacific Area and Asia	649	756	550

Consolidated net sales	$8,334	$10,180	$9,762

Net sales are presented in the geographic area in which the Company’s customers are located. During 2003, 2002 and 2001, 8 percent ($667), 21 percent ($2,092) and 16 percent ($1,568), respectively, of consolidated net sales were made to McKesson Corporation, a major pharmaceutical and health care products distributor. Also, during 2003, 2002 and 2001, 9 percent ($771), 11 percent ($1,101) and 12 percent ($1,160), respectively, of consolidated net sales were made to AmerisourceBergen Corporation, a major pharmaceutical and health care products distributor.

Long-lived Assets by Geographic Location

	2003	2002	2001

United States	$2,507	$2,477	$2,297
Ireland	444	430	420
Singapore	828	668	507
Puerto Rico	317	300	258
Other	726	613	546

Total	$4,822	$4,488	$4,028

Long-lived assets shown by geographic location are primarily property.

Sales of products comprising 10 percent or more of the Company’s U.S. or international sales for the year ended December 31, 2003, were as follows:

	U.S.	International
INTRON franchise	$884	$966
CLARINEX	498	196
OTC CLARITIN	415	—
REMICADE	—	540

The Company does not disaggregate assets on a segment basis for internal management reporting and, therefore, such information is not presented.

LEGAL, ENVIRONMENTAL AND REGULATORY MATTERS

Background

The Company has responsibilities for environmental cleanup under various state, local and federal laws, including the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund. At several Superfund sites (or equivalent sites under state law), the Company is alleged to be a potentially responsible party (PRP). The Company estimates its obligations for cleanup costs for Superfund sites based on information obtained from the federal Environmental Protection Agency (EPA), an equivalent state agency and/or studies prepared by independent engineers, and on the probable costs to be paid by other PRPs. The Company records a liability for environmental assessments and/or cleanup when it is probable a loss has been incurred and the amount can be reasonably estimated.

The Company is also involved in various other claims and legal proceedings of a nature considered normal to its business, including product liability cases. The Company adjusts its accrued liabilities to reflect the current best estimate of its probable loss exposure. Where no best estimate is determinable, the Company accrues the minimum amount within the most probable range of its liability.

The recorded liabilities for the above matters at December 31, 2003, and the related expenses incurred during the 12 months ended December 31, 2003, were not material. Expected insurance recoveries have not been considered in determining the costs for environmental-related liabilities.

Management believes that, except for the matters discussed in the remainder of this section, it is remote at this time that any material liability in excess of the amounts accrued will be incurred. With respect to the matters discussed in the remainder of this section, except where noted, it is not practicable to estimate a range of reasonably possible loss; where it is, a reserve has been included in the financial statements. Resolution of any or all of the matters discussed in the remainder of this section, individually or in the aggregate, could have a material adverse effect on the Company’s results of operations or financial condition.

Management reviews the status of the matters discussed in the remainder of this section on an ongoing basis and from time to time may settle or otherwise resolve them on such terms and conditions as management believes are in the best interests of the Company. The Company is aware that settlements of matters of the types set forth in the remainder of this section, and in particular under “Investigations,” frequently involve fines and/or penalties that are material to the financial condition and the results of operations of the entity entering into the settlement. There are no assurances that the Company will prevail in any of these matters, that settlements can be reached on acceptable terms (including the scope of release provided) or in amounts that do not exceed the amounts reserved. Even if an acceptable settlement were to be reached, there can be no assurance that further investigations or litigations will not be commenced raising similar type issues, potentially exposing the Company to additional material liabilities. Further, the Company cannot predict the timing of the resolution of these matters or their outcomes.

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

On November 20, 2003, we received a General Notice of Potential Liability from EPA addressed to Arno/Scholl’s Adhesive Tapes, Inc., a former subsidiary of the Company, relating to the Lake Culmet Cluster Site in Chicago, Illinois. There are several hundred other potentially responsible parties for the site.

In 2003, Schering-Plough responded to an information request from the New Jersey Department of Environmental Protection relating to contamination of the Lower Passaic River Basin. Schering-Plough denied having any connection to the contamination. In late September, the Department directed 66 PRPs at 18 contaminated sites to assess and restore natural resource damage to the Lower Passaic River Basin. The Department did not name Schering-Plough as a PRP. However, the Department sent Schering-Plough a letter, received September 24, 2003, stating that the Company “may be legally responsible for damages to natural resources” in the state. The Department has not adopted regulations covering how such liability is to be calculated, making it difficult to accurately predict the ultimate extent of the Company’s exposure.

Patent Matters

CLARITIN Patents. In February 1998, Geneva Pharmaceuticals, Inc. (Geneva) submitted an Abbreviated New Drug Application (ANDA) to the U.S. FDA seeking to market generic CLARITIN tablets before the expiration in 2004 of the Company’s desloratadine compound patent, which the Company believes protects CLARITIN. Geneva alleged that the desloratadine compound patent is invalid. This patent is material to the Company’s business. In March 1998, the Company filed suit in federal court seeking a ruling that Geneva’s ANDA submission constitutes infringement of the Company’s desloratadine compound patent and that its challenge to this patent is without merit. In addition to Geneva, from 1998 through 2003, the following companies made similar ANDA submissions for generic CLARITIN tablets: Zenith Goldline Pharmaceuticals, Mylan Pharmaceuticals Inc., Teva Pharmaceuticals USA, Inc. (Teva), Ranbaxy Pharmaceuticals, Inc. (Ranbaxy), Genpharm Incorporated, and L. Perrigo Company (Perrigo). The following companies made similar ANDA submissions for generic CLARITIN syrup: Teva, Copley Pharmaceuticals, Inc., Novex Pharma, Alpharma USPD Inc., Taro Pharmaceuticals USA, Inc., Morton Grove Pharmaceuticals, Inc., and Perrigo. Andrx Pharmaceuticals, L.L.C. (Andrx) and Impax Laboratories Inc. (Impax) made similar ANDA submissions for generic CLARITIN-D 12 Hour and CLARITIN-D 24 Hour formulations. Ranbaxy made a similar ANDA submission for a generic CLARITIN-D 24 Hour formulation. ESI Lederle, Inc. (Lederle), a subsidiary of Wyeth, made a similar ANDA submission for a generic CLARITIN REDITAB formulation. The following companies submitted “paper” New Drug Applications (“paper” NDAs) under Section 505 (b)(2) of the Federal Food, Drug and Cosmetic Act seeking to market a generic OTC form of CLARITIN prior to the expiration of the Company’s desloratadine compound patent: Whitehall-Robins Healthcare, a division of Wyeth (for an OTC REDITAB formulation), McNeil Consumer Healthcare (McNeil) (for OTC tablets), and Perrigo (for OTC tablets). In each case, the Company filed suit in federal court seeking a ruling that the applicable ANDA or “paper” NDA submission and proposed marketing of a generic prescription or OTC product constitutes infringement of the Company’s desloratadine compound patent, and that the challenge to the patent is without merit. On August 8, 2002, a federal district court in New Jersey ruled on motions for summary judgment, finding that certain claims of the desloratadine compound patent were anticipated by a prior patent and, thus, were not valid. On August 1, 2003, the district court’s decision was sustained by the appellate court, and on October 28, 2003, the appellate court denied the Company’s petition for rehearing. With these rulings, actions against the defendants for infringement of the desloratadine compound patent by manufacturers of loratadine will not proceed. The Company had also asserted that Impax’s and Andrx’s ANDAs for their generic CLARITIN-D 24 Hour formulations infringe the Company’s patent covering its CLARITIN-D 24 Hour formulation. In October 2003, the Company settled this litigation with Impax and ANDRX and has licensed them under this patent.

REBETOL Patents. In August 2001, Geneva Pharmaceuticals Technology Corp. (Geneva Pharmaceuticals) and Three Rivers Pharmaceuticals, L.L.C. (Three Rivers), and in January 2002, Teva, submitted separate ANDAs with the FDA seeking to market generic forms of 200 mg REBETOL (ribavirin) Capsules in the United States before the expiration of the Company’s patents covering ribavirin formulations. Geneva Pharmaceuticals, Three Rivers and Teva have asserted that they do not infringe the Company’s REBETOL patents and/or the patents are invalid. The REBETOL patents are material to the Company’s business. In September 2001, October 2001 and March 2002, the Company filed suits in federal court seeking rulings that the ANDA submissions by Geneva Pharmaceuticals, Three Rivers and Teva, respectively, constitute infringement of the Company’s patents and that the challenges to the Company’s patents are without merit. During 2003, the Company entered into separate licensing agreements with Three Rivers, Geneva Pharmaceuticals and Teva that settled all patent litigation between the Company, Three Rivers, Teva and Geneva Pharmaceuticals, and granted Three Rivers, Geneva Pharmaceuticals and Teva each a non-exclusive, non-sublicensable license to the Company’s U.S. ribavirin patents. The agreements were subject to dismissal of Three Rivers’, Geneva Pharmaceuticals’ or Teva’s reported patent litigation with Ribapharm, Inc., a subsidiary of Valeant Pharmaceuticals International, (Ribapharm). That litigation was dismissed upon defendants’ motion for summary judgment on July 16, 2003. Ribapharm has appealed the summary judgment decision. Ribapharm has also petitioned the FDA to deny approval of the Three Rivers, Geneva Pharmaceuticals and Teva products. The FDA has not acted on the Ribapharm petition as of the date of this report.

PRIME PAC PRRS Patent. In January 2000, a jury found that the Company’s PRIME PAC PRRS (Porcine Respiratory and Reproductive Syndrome) vaccine infringed a patent owned by Boehringer Ingelheim Vetmedica, Inc. An injunction was issued in August 2000 barring further sales of the Company’s vaccine. The Company’s post-trial motions for either a reversal of the jury’s verdict or a new trial were denied in September 2001. The Company appealed, and the verdict was affirmed by the appellate court in February 2003. Litigation of the damages phase of the case is ongoing. A trial to determine damages has been scheduled for May 3, 2004.

Investigations

Pennsylvania Investigation. In October 1999, the Company received a subpoena from the U.S. Attorney’s Office for the Eastern District of Pennsylvania, pursuant to the Health Insurance Portability and Accountability Act of 1996, concerning the Company’s contracts with pharmacy benefit managers (PBMs) and managed care organizations to provide disease management services in connection with the marketing of its pharmaceutical products. It appears that the subpoena was one of a number addressed to industry participants as part of an inquiry into, among other things, pharmaceutical marketing practices. The government’s inquiry has focused on, among other things, whether the Company’s disease management and other marketing programs and arrangements comply with federal health care laws and whether the value of its disease management programs and other marketing programs and arrangements should have been included in the calculation of rebates to the government. The Company has been cooperating with the investigation. In March 2002, the U.S. Attorney’s Office began issuing grand jury subpoenas. The grand jury investigation appears to be focused on one or more transactions with managed care organizations where the government believes the Company offered or provided deeply discounted pharmaceutical products (known as “nominally priced” products, which are generally excluded from Medicaid rebate calculations), free or discounted disease management services, and other marketing programs and arrangements that delivered value, in order to place or retain one or more of the Company’s major pharmaceutical products on the managed care organization’s formulary. The grand jury appears to be investigating, among other things, (i) whether the transactions described above and conduct relating thereto violated federal anti-kickback statutes; and (ii) whether the value of the items and services described above should have been included in the Company’s calculation of Medicaid rebates. The outcome of the investigations could include the commencement of civil and/or criminal proceedings involving substantial fines, penalties and injunctive or administrative remedies, including exclusion from government reimbursement programs, and the Company cannot predict whether the investigations will affect its marketing practices or sales. During the 2003 third quarter, the Company increased its litigation reserves related to this investigation and the investigations described below by the U.S. Attorney’s Office for the District of Massachusetts by $350. This increase in reserves reflects maturing discussions in these offices, particularly with the Eastern District of Pennsylvania and an adjustment to the Company’s estimate of its minimum liability relating to those investigations, in compliance with U.S. generally accepted accounting principles (GAAP). Under GAAP, companies are required to estimate and recognize a minimum liability when a loss is probable but no better estimate of the loss can be made. In the fourth quarter of 2002, the Company increased its litigation reserves by $150 for the same matters. The Company cannot predict the timing of the resolution of these matters. The Company notes that its total reserves reflect an estimate and that any final settlement or adjudication of any of these matters could possibly be less than or could materially exceed the aggregate liability accrued by the Company and could have a materially adverse effect on the operations or financial condition of the Company.

AWP Investigations. The Company is responding to investigations by the Department of Health and Human Services, the Department of Justice, the Committee on Energy and Commerce of the U.S. House of Representatives and certain states into certain industry and Company practices regarding average wholesale price (AWP). These investigations include a Department of Justice review of the merits of a federal action filed by a private entity on behalf of the United States in the U.S. District Court for the Southern District of Florida, as well as an investigation by the U.S. Attorney’s Office for the District of Massachusetts, regarding, inter alia, whether the AWP set by pharmaceutical companies for certain drugs improperly exceeds the average prices paid by dispensers and, as a consequence, results in unlawful inflation of certain government drug reimbursements that are based on AWP. In March 2001, the Company received a subpoena from the Massachusetts Attorney General’s office seeking documents concerning the use of AWP and other pricing and/or marketing practices. The Company is cooperating with these investigations. The outcome of these investigations could include the imposition of substantial fines, penalties and injunctive or administrative remedies.

Massachusetts Investigation. The U.S. Attorney’s Office for the District of Massachusetts is also investigating whether the Company’s sales of a product manufactured under a private label arrangement with a managed care organization should have been included in the Company’s Medicaid best price calculations. In early November 2002, the Company was served with two additional grand jury subpoenas by the U.S. Attorney for the District of Massachusetts. Among other information, the subpoenas seek a broad range of information concerning the Company’s sales, marketing and clinical trial practices and programs with respect to INTRON A, REBETRON and TEMODAR; the Company’s sales and marketing contacts with managed care organizations and doctors; and the Company’s offering or provision of grants, honorariums or other items or services of value to managed care organizations, physician groups, doctors and educational institutions. The Company understands that this investigation is focused on whether certain sales, marketing and clinical trial practices and conduct related thereto, which in certain instances relate to the use of one or more of the above-mentioned products for indications for which FDA approval had not been obtained - so-called “off-label” uses - were in violation of federal laws and regulations with respect to off-label promotional activities. The investigation also appears to focus on whether drug samples, clinical trial grants and other items or services of value were given to providers to incentivize them to prescribe one or more of the above-mentioned products, including for “off-label” uses, in violation of the federal health care anti-kickback laws. The Company has implemented certain changes to its sales, marketing and clinical trial practices and is continuing to review those practices to ensure compliance with relevant laws and regulations. The Company is cooperating with these investigations. Future sales of INTRON A, REBETRON and TEMODAR may be adversely affected, but the Company cannot at this time predict the ultimate impact, if any, on such sales. The outcome of these investigations could include the commencement of civil and/or criminal proceedings involving the imposition of substantial fines, penalties and injunctive or administrative remedies, including exclusion from government reimbursement programs. During the 2003 third quarter, the Company increased its litigation reserves related to the investigations by the U.S. Attorney’s Office for the District of Massachusetts described in this paragraph and the paragraph immediately preceding it and the investigation described above by the U.S. Attorney’s Office for the Eastern District of Pennsylvania, by $350. The increased litigation reserves reflect an adjustment to the Company’s estimate of its minimum liability relating to those investigations, in compliance with GAAP. Under GAAP, companies are required to estimate and recognize a minimum liability when a loss is probable but no better estimate of the loss can be made. In the fourth quarter of 2002, the Company increased its litigation reserves by $150 for the same matters. The Company notes that its total reserves reflect an estimate and that any final settlement or adjudication of any of these matters could possibly be less than or could materially exceed the aggregate liability accrued by the Company and could have a materially adverse effect on the operations or financial condition of the Company. The Company cannot predict the timing of resolution of these matters or their outcomes.

As reported in the 8-K filed May 30, 2003, Schering-Plough has disclosed that, in connection with the above-described investigations by the U.S. Attorney’s Office for the District of Massachusetts into its sales, marketing and clinical trial practices, among other matters, on May 28, 2003, Schering Corporation, a wholly owned and significant operating subsidiary of Schering-Plough, received a letter (the “Boston Target Letter”) from that Office advising that Schering Corporation (including its subsidiaries and divisions) is a target of a federal criminal investigation with respect to four areas:

1.     Providing remuneration, such as drug samples, clinical trial grants and other items or services of value, to managed care organizations, physicians and others to induce the purchase of Schering pharmaceutical products for which payment was made through federal health care programs;

2.     Sale of misbranded or unapproved drugs, which the Company understands to mean drugs promoted for indications for which approval by the U.S. FDA had not been obtained (so-called “off-label uses”);

3.     Submitting false pharmaceutical pricing information to the government for purposes of calculating rebates required to be paid to the Medicaid program, by failing to include prices of products under a repackaging arrangement with a managed care customer as well as the prices of free and nominally priced goods provided to that customer to induce the purchase of Schering products; and

4.     Document destruction and obstruction of justice relating to the government’s investigation.

A “target” is defined in Department of Justice guidelines as a person as to whom the prosecutor or the grand jury has substantial evidence linking him or her to the commission of a crime and who, in the judgment of the prosecutor, is a putative defendant (U.S. Attorney’s Manual, Section 9-11.151).

Consumer Products Matter. The U.S. Department of Justice, Antitrust Division, is investigating whether the Company’s Consumer Products Division entered into an agreement with another company to lower the commission rate of a consumer products broker. In February 2003, the Antitrust Division served a grand jury subpoena on the Company seeking documents for the first time. The Company is cooperating with the investigation.

NITRO-DUR Investigation. In August 2003, the Company received a civil investigative subpoena issued by the Office of Inspector General of the U.S. Department of Health and Human Services, seeking documents concerning the Company’s classification of NITRO-DUR for Medicaid rebate purposes, and the Company’s use of nominal pricing and bundling of product sales. The Company is cooperating with the investigation. It appears that the subpoena is one of a number addressed to pharmaceutical companies concerning an inquiry into issues relating to the payment of government rebates.

Securities and Class Action Litigation

On February 15, 2001, the Company stated in a press release that the FDA had been conducting inspections of the Company’s manufacturing facilities in New Jersey and Puerto Rico and had issued reports citing deficiencies concerning compliance with current Good Manufacturing Practices, primarily relating to production processes, controls and procedures. The next day, February 16, 2001, a lawsuit was filed in the U.S. District Court for the District of New Jersey against the Company and certain named officers alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Additional lawsuits of the same tenor followed. These complaints were consolidated into one action in the U.S. District Court for the District of New Jersey, and a lead plaintiff, the Florida State Board of Administration, was appointed by the Court on July 2, 2001. On October 11, 2001, a consolidated amended complaint was filed, alleging the same violations described in the second sentence of this paragraph and purporting to represent a class of shareholders who purchased shares of Company stock from May 9, 2000, through February 15, 2001. The Company’s motion to dismiss the consolidated amended complaint was denied on May 24, 2002. On October 10, 2003, the Court certified the shareholder class. Discovery is ongoing.

In addition to the lawsuits described in the immediately preceding paragraph, two lawsuits were filed in the U.S. District Court for the District of New Jersey, and two lawsuits were filed in New

Jersey state court against the Company (as a nominal defendant) and certain officers, directors and a former director seeking damages on behalf of the Company, including disgorgement of trading profits made by defendants allegedly obtained on the basis of material non-public information. The complaints in each of those four lawsuits relate to the issues described in the Company’s February 15, 2001, press release, and allege a failure to disclose material information and breach of fiduciary duty by the directors. One of the federal court lawsuits also includes allegations related to the investigations by the U.S. Attorney’s Offices for the Eastern District of Pennsylvania and the District of Massachusetts, the FTC’s administrative proceeding against the Company, and the lawsuit by the state of Texas against Warrick Pharmaceuticals (Warrick), the Company’s generics subsidiary, all of which are described herein. Each of these lawsuits is a shareholder derivative action that purports to assert claims on behalf of the Company, but as to which no demand was made on the Board of Directors and no decision has been made on whether the Company can or should pursue such claims. In August 2001, the plaintiffs in each of the New Jersey state court shareholder derivative actions moved to dismiss voluntarily the complaints in those actions, which motions were granted. The two shareholder derivative actions pending in the U.S. District Court for the District of New Jersey have been consolidated into one action, which is in its very early stages. On January 2, 2002, the Company received a demand letter dated December 26, 2001, from a law firm not involved in the derivative actions described above, on behalf of a shareholder who also is not involved in the derivative actions, demanding that the Board of Directors bring claims on behalf of the Company based on allegations substantially similar to those alleged in the derivative actions. On January 22, 2002, the Board of Directors adopted a Board resolution establishing an Evaluation Committee, consisting of three directors, to investigate, review and analyze the facts and circumstances surrounding the allegations made in the demand letter and the consolidated amended derivative action complaint described above, but reserving to the full Board authority and discretion to exercise its business judgment in respect of the proper disposition of the demand. The Committee engaged independent outside counsel to advise it and issued a report on the findings of its investigation to the independent directors of the Board in late October 2002. That report determined that the shareholder demand should be refused, and finding no liability on the part of any officers or directors. In November 2002, the full Board adopted the recommendation of the Evaluation Committee.

On August 9, 2001, the Prescription Access Litigation project (PAL), a Boston-based group formed in 2001 to litigate against drug companies, issued a press release stating that PAL members filed a lawsuit in New Jersey state court against the Company. In December 2001, the Company was served with an amended complaint in the case. The suit, which PAL purports to be a class action, alleges, among other things, that the Company’s direct-to-consumer advertising falsely depicts the benefits of CLARITIN in violation of the New Jersey Consumer Fraud Act. In February 2002, the Company filed a motion to dismiss this case. In May 2002, the court dismissed the complaint in its entirety for failure to state a claim. After the plaintiffs’ appeal was denied by the New Jersey state court, the plaintiffs requested that the New Jersey Supreme Court hear the case. That request has been denied, ending the litigation.

The Company is a defendant in a number of purported nationwide or state class action lawsuits in which plaintiffs seek a refund of the purchase price of laxatives or phenylpropanolamine-containing cough/cold remedies (“PPA products”) they purchased. Other pharmaceutical manufacturers are co-defendants in some of these lawsuits. In general, plaintiffs claim that they would not have purchased or would have paid less for these products had they known of certain defects or medical risks attendant with their use. In the litigation of the claims relating to the Company’s PPA products, courts in the national class action suit and several state class action suits have denied certification and dismissed the suits. A similar application to dismiss in New Jersey, the only remaining statewide class action suit involving the Company, is pending. Approximately 122 individual lawsuits relating to the laxative products, PPA products and recalled albuterol/VANCERIL/VANCENASE inhalers are also pending against the Company seeking recovery for personal injuries or death. In a number of these lawsuits punitive damages are claimed.

On March 31, 2003, the Company was served with a putative class action complaint filed in the U.S. District Court in New Jersey alleging that the Company, Richard Jay Kogan (who resigned as Chairman of the Board November 13, 2002, and retired as Chief Executive Officer, President and Director of the Company April 20, 2003) and the Company’s Employee Savings Plan (Plan) administrator breached their fiduciary obligations to certain participants in the Plan. The allegations primarily relate to disclosures about the Company’s Good Manufacturing Practices issues (which are discussed earlier in this “Securities and Class Action Litigation” section in relation to the Company’s disclosures about its consent decree with FDA and related matters) and disclosures about the meetings with investors the week of September 30, 2002 and other communications (discussed under “SEC Inquiry and Related Litigation” below). In May 2003, the Company was served with a second putative class action complaint filed in the same court with allegations nearly identical to the complaint filed March 31, 2003. On October 6, 2003, a consolidated amended complaint was filed, which names as additional defendants the following directors: Eugene McGrath, Donald Miller, Carl Mundy, Patricia Russo, Kathryn Turner; two former directors: James Wood and Regina Herzlinger; and other corporate officers. The consolidated amended complaint also contains allegations associated with the Boston Target Letter described under the “Investigations” section in this footnote. The Company has filed a motion to dismiss this complaint.

On August 18, 2003, a lawsuit filed in the New Jersey Superior Court, Chancery Division, Union County, was served on the Company (as a nominal defendant) and the Company’s outside directors, alleging breach of fiduciary duty by the directors relating to the Company’s receipt of the Boston Target Letter described under the “Investigations” section in this footnote. This action has been temporarily stayed pending adjudication of a separate but related action framed as a shareholder request for access to the Company’s books and records and seeking documents and other information relating to the Massachusetts investigation.

Antitrust and FTC Matters

The Company is a defendant in numerous antitrust actions commenced (starting in 1993) in state and federal courts by independent retail pharmacies, chain retail pharmacies and consumers. The plaintiffs allege price discrimination and/or conspiracy between the Company and other defendants to restrain trade by jointly refusing to sell prescription drugs at discounted prices to the plaintiffs. The Company, in February 1996, agreed to settle a federal class action on behalf of approximately two-thirds of all retail pharmacies in the United States for a total of $22, which has been paid in full. The U.S. District Court in Illinois approved the settlement of the federal class action in 1996. In 1997, the Seventh Circuit Court of Appeals dismissed all appeals from that settlement, and it is not subject to further review.

In April 1997, certain of the plaintiffs in the federal class action commenced another purported class action in the U.S. District Court in Illinois against the Company and the other defendants who settled the previous federal class action. The complaint alleges that the defendants conspired not to implement the settlement commitments following the settlement discussed above. The District Court has denied the plaintiffs’ motion for a preliminary injunction hearing.

The Company has either settled or had dismissed on motion all the state court retailer and consumer actions. The settlement amounts were not material to the Company.

The Federal Court in Illinois remanded the conspiracy portion of the cases of those retailers that opted out of the class action back to the district courts where they were filed. These cases have now been consolidated in Federal District Court in Brooklyn, New York. The Federal Court in Illinois has jurisdiction over the Robinson-Patman portion of these cases. A trial of the conspiracy claims is set to begin in October 2004.

Plaintiffs in these antitrust actions generally seek treble damages in an unspecified amount and an injunction against the allegedly unlawful conduct.

On April 2, 2001, the FTC started an administrative proceeding against the Company, Upsher-Smith, Inc. (Upsher-Smith) and Lederle. The complaint alleges anti-competitive effects from the settlement of patent lawsuits between the Company and Lederle, and the Company and Upsher-Smith. The lawsuits that were settled related to generic versions of K-DUR, the Company’s long-acting potassium chloride product, which was the subject of ANDAs filed by Lederle and Upsher-Smith. In June 2002, the administrative law judge overseeing the case issued a decision that the patent litigation settlements complied with the law in all respects and dismissed all claims against the Company. An appeal of this decision to the full Commission was filed by the FTC staff. On December 18, 2003, the full Commission issued an opinion that reversed a 2002 decision of an Administrative Law Judge who had found no violation of the antitrust laws, ruling instead that the Company’s settlements did in fact violate those laws. The FTC’s decision does not involve a monetary penalty. The Company has appealed the decision to a federal court of appeals. K-DUR is a potassium chloride supplement used by cardiac patients.

Following the commencement of the FTC administrative proceeding, alleged class action suits were filed on behalf of direct and indirect purchasers of K-DUR against the Company, Upsher-Smith and Lederle in federal and state courts. These suits all allege essentially the same facts and claim violations of federal and state antitrust laws, as well as other state statutory and/or common law causes of action. A motion to dismiss these actions is pending.

Pricing Matters

During the third quarter of 2000, Warrick Pharmaceuticals (Warrick), the Company’s generics subsidiary, was sued by the state of Texas. In June 2002, the Company and its subsidiary, Schering Corporation, were added as defendants. The lawsuit alleges that Warrick supplied the state with false reports of wholesale prices, which caused the state to pay Medicaid claims on prescriptions of Warrick’s albuterol sulfate solution and inhaler at a higher-than-justified level. The state seeks damages of approximately $106 against Warrick, including treble damages and penalties. A trial date of April 12, 2004 has been set. The outcome of the litigation could result in the imposition of fines, penalties and injunctive remedies. If this case goes to trial, there are no assurances that the damages sought by the state will not exceed the amount set forth in the state’s petition.

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

Included in the PAL litigation described in the prior paragraph are lawsuits that allege that the Company and Warrick reported inflated AWPs for prescription pharmaceuticals and thereby caused state and federal entities and third-party payers to make excess reimbursements to providers. Some of these actions also allege that the Company and Warrick failed to report accurate prices under the Medicaid Rebate Program and thereby underpaid rebates to some states. These actions, which began in October 2001, have been brought by state Attorneys General, private plaintiffs, nonprofit organizations and employee benefit funds. They allege violations of federal and state law, including fraud, antitrust, Racketeer Influenced Corrupt Organizations Act (RICO) and other claims. In addition, Warrick and the Company are defendants in a number of such lawsuits in state courts. The actions are generally brought by states and/or political subdivisions and seek unspecified damages, including treble and punitive damages.

SEC Inquiries and Related Litigation

The SEC is investigating compliance by Polish subsidiaries of certain pharmaceutical companies with the U.S. Foreign Corrupt Practices Act of 1977 pursuant to an order dated November 13, 2003. The Company has voluntarily produced documents related to our Polish subsidiary and subsidiaries in other countries. The Company continues to cooperate with the SEC’s requests. The Company is also cooperating with inquiries from the police in Katowice, Poland asking for related information.

On September 9, 2003, the SEC and the Company announced settlement of the SEC enforcement proceeding against the Company and Richard Jay Kogan, former Chairman and Chief Executive Officer, regarding meetings held with investors the week of September 30, 2002, and other communications. Without admitting or denying the allegations, the Company agreed not to commit future violations of Regulation FD and related securities laws and paid a civil penalty of $1 (million). Mr. Kogan paid a civil penalty of $50 thousand.

The federal putative class actions filed against the Company and Mr. Kogan regarding the meetings held with investors the week of September 30, 2002, and other communications were consolidated and, pursuant to that consolidation, an amended complaint dated March 13, 2003, was filed, alleging violations of Sections 10(b), 20(a) and 20(A) of the Securities Exchange Act of 1934 relating to the alleged disclosures made during the meetings mentioned in the paragraph above. The Company filed a motion to dismiss these class actions May 6, 2003, and the plaintiffs have sought leave of the court, and thereafter filed a second amended complaint. On October 14, 2003, the Company moved to dismiss the second amended complaint.

On September 25, 2003, a lawsuit was filed in New Jersey Superior Court, Union County, against Richard Jay Kogan and the Company’s outside Directors alleging breach of fiduciary duty, fraud and deceit and negligent misrepresentation, all relating to the alleged disclosures made during the meetings mentioned above. The Company removed this case to federal court. A motion to remand to state court is pending.

Other Matters

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

During pharmacovigilance inspections by officials of the British and French medicines agencies conducted at the request of the European Agency for the Evaluation of Medicinal Products (EMEA), serious deficiencies in reporting processes were identified. The Company is taking urgent actions to rectify these deficiencies as quickly as possible. The Company does not know what action, if any, the EMEA or national authorities will take in response to these findings. Possible actions include further inspections, demands for improvements in reporting systems, criminal sanctions against the Company and/or responsible individuals and changes in the conditions of marketing authorizations for the Company’s products.

In April 2003, the Company received notice of a False Claims Act complaint brought by an individual purporting to act on behalf of the U.S. government against it and approximately 25 other pharmaceutical companies in the U.S. District Court for the Northern District of Texas. The complaint alleges that the pharmaceutical companies, including the Company, have defrauded the United States by having made sales to various federal governmental agencies of drugs that were allegedly manufactured in a manner that did not comply with current Good Manufacturing Practices. The Company and the other defendants filed a motion to dismiss this action on July 23, 2003.

Tax Matters

In October 2001, IRS auditors asserted, in reports, that the Company is liable for additional tax for the 1990 through 1992 tax years. The reports allege that two interest rate swaps that the Company entered into with an unrelated party should be recharacterized as loans from affiliated companies, resulting in additional tax on income. The tax sought by the IRS auditors relating to recharacterization is approximately $195, plus interest. Depending upon the Court the Company chooses to litigate the case, it may be required to pay the tax, and possibly interest prior to litigation. The Company estimates the interest to be approximately $280. Should the Company prevail in the litigation, any amounts paid prior to the litigation would be returned to the Company, plus accrued interest. The Company could also choose to litigate the case in a Court that would not require payment of tax or interest prior to the litigation. Management believes that it is probable that this matter will be litigated. Management also believes that its tax reserves are sufficient to absorb any loss resulting from an unfavorable outcome of this litigation.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of
Schering-Plough Corporation

We have audited the accompanying consolidated balance sheets of Schering-Plough Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed at Item 15. These financial statements and financial statement schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Schering-Plough Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/DELOITTE & TOUCHE LLP
Parsippany, New Jersey
February 19, 2004

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

QUARTERLY DATA (UNAUDITED)

Three Months Ended	March 31		June 30		September 30		December 31
(Dollars in millions, except per share figures)	2003	2002	2003	2002	2003	2002	2003	2002

Net sales (1)	$2,082	$2,556	$2,308	$2,833	$1,998	$2,421	$1,948	$2,370
Cost of sales	658	579	784	675	652	644	739	607

Gross profit	1,424	1,977	1,524	2,158	1,346	1,777	1,209	1,763

Selling, general and administrative	843	919	938	995	873	870	821	897
Research and development (1)	322	305	369	357	382	354	395	409
Other (income) expense, net (1)	13	(26)	(4)	(16)	41	(4)	10	(98)
Special charges	—	—	20	—	350	—	229	150
Equity (income)/loss from cholesterol joint venture (1)	30	—	(26)	—	(24)	—	(33)	—

(Loss)/income before income taxes	216	779	227	822	(276)	557	(213)	405
Income tax (benefit)/expense	43	179	45	189	(11)	128	(32)	92

Net (loss)/income	$173	$600	$182	$633	$(265)	$429	$(181)	$313

Diluted (loss)/earnings per common share	$.12	$.41	$.12	$.43	$(.18)	$.29	$(.12)	$.21
Basic (loss)/earnings per common share	.12	.41	.12	.43	(.18)	.29	(.12)	.21
Dividends per common share	.17	.16	.17	.17	.17	.17	.055	.17
Common share prices:
High	23.68	36.00	20.47	30.77	19.35	25.50	17.39	23.25
Low	15.45	30.94	16.82	23.30	14.95	20.75	14.52	17.30
Average shares outstanding for diluted EPS (in millions)	1,470	1,471	1,471	1,470	1,469	1,469	1,470	1,469
Average shares outstanding for basic EPS (in millions)	1,468	1,466	1,469	1,466	1,469	1,466	1,470	1,467

(1)  Effective for 2003, the Company is presenting its collaboration with Merck & Co., Inc. (Merck) following the equity method of accounting. Under that method, the Company records its share of the operating profits less its share of research and development costs in “Equity (income)/loss from cholesterol joint venture.” The operating profits of the venture that had been included in net sales as alliance revenue in the first three quarters of 2003 have been reclassified to “Equity (income)/loss from cholesterol joint venture.” Also, the Company’s share of the venture’s research and development costs, which had been reported in “Research and development” in the previous quarters of 2003, have been reclassified to “Equity (income)/loss from cholesterol joint venture.” Further, in the second quarter of 2003, the Company earned a milestone from Merck of $20 that had been reported in “Other (income) expense, net” in the second quarter. This amount has also been reclassified to “Equity (income)/loss from cholesterol joint venture.” Prior years have not been affected by this new presentation. See “Equity Income from Cholesterol Joint Venture” footnote in the Notes to Consolidated Financial Statements for additional information.

See “Special Charges” footnote in the Notes to Consolidated Financial Statements for additional information relating to Special Charges.

Cost of sales in the 2002 fourth quarter includes a favorable adjustment of $92 to reflect the settlement of arbitration relating to, among other things, royalty payments to Biogen. The full year impact is not material because the fourth quarter adjustment is partially offset by related accruals made in the previous three quarters of 2002. Other (income) expense, net in the 2002 fourth quarter includes a gain of $80 from the sale of U.S. marketing rights for SUBOXONE and SUBUTEX.

The Company’s common shares are listed and principally traded on the New York Stock Exchange. The approximate number of holders of record of common shares as of January 31, 2004 was 44,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Management, including the chief executive officer and the chief financial officer, has evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-K and has concluded that the Company’s disclosure controls and procedures are effective. They also concluded that there were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part III

Item 10. Directors and Executive Officers of the Registrant

The information concerning directors and nominees for directors as set forth under the captions “Election of Directors” and “Stock Ownership” in the Company’s Proxy Statement for the annual meeting of shareholders on April 27, 2004 is incorporated herein by reference.

Information required as to executive officers is included in Part I of this filing under the caption “Executive Officers of the Registrant.”

The Company’s Board of Directors has determined that the Company has at least one audit committee financial expert serving on its audit committee. The financial expert is Arthur F. Weinbach, and he is independent as defined in the New York Stock Exchange Listing standards, the more restrictive Schering-Plough Board Independence Standard found in the Schering-Plough Corporate Governance Guidelines (available on the Web site and also included in the Proxy Statement) and as required under Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended.

The Company has adopted a Code of Ethics for Senior Financial Officers that applies to the Company’s chief executive officer, chief financial officer and controller. The Code of Ethics for Senior Financial Officers is filed as Exhibit 14 to this Form 10-K.

A written copy of the Code of Ethics for Senior Financial Officers, as well as the Business Conduct Policy for all employees and the Directors’ Code of Conduct and Ethics, will be provided at no charge by writing to the Corporate Secretary, Schering-Plough Corporation, 2000 Galloping Hill Road, Mail Stop K-1-4525, Kenilworth, New Jersey 07033. Also, the Code of Ethics for Senior Financial Officers, the Business Conduct Policy for all employees and the Directors’ Code of Conduct and Ethics are available on the Schering-Plough Web site at http://phx.corporate-ir.net/phoenix.zhtml?c=89839&p=irol-govConduct.

Item 11. Executive Compensation

Executive compensation information as set forth under the caption “Executive Compensation” in the Company’s Proxy Statement for the annual meeting of shareholders on April 27, 2004 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management as set forth under the caption “Stock Ownership” in the Company’s Proxy Statement for the annual meeting of shareholders on April 27, 2004 is incorporated herein by reference.

Equity Compensation Plan Information — The following information relates to plans under which equity securities of the Company may be issued to employees or directors. The Company has no plans under which equity securities may be issued to non-employees (except that under the 2002 Stock Incentive Plan and predecessor plans, certain stock options may be transferable to family members of the employee-optionee or related trusts).

			Column C
	Column A		Number of securities
	Number of securities	Column B	remaining available for future
	to be issued upon	Weighted-average	issuance under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in Column A)

Equity compensation plans approved by security holders
2002 Stock Incentive Plan and Predecessor Plans	71,000,000	$30.15	45,000,000

Equity compensation plans not approved by security holders
Directors Stock Award Plan*	N/A	N/A	562,008
Schering-Plough (Ireland) Share Purchase Scheme**	N/A	N/A	**
Non-plan inducement awards not approved by security holders	300,000 restricted shares***	N/A	0

Total			45,562,008

___________________

*The Plan provides an annual grant of 2,500 shares of common stock to each non-employee director. Directors may defer awards into stock units that pay out in shares of common stock when the deferral period ends.

___________________

**The Plan permits employees who reside in Ireland to enjoy tax advantages by having some or all of their Christmas bonus and between 1% and 5% of their pay passed to a trustee. The trustee purchases shares of common stock in the open market and allocates the shares to the employees’ accounts. No more than 10,000 Irish pounds by an employee may be deferred in a year. Employees may not sell or withdraw shares allocated to their accounts for two to three years.

___________________

***Represents restricted shares awarded pursuant to Restricted Shares Agreements outside of any equity compensation plan adopted by the Company. Mr. Hassan was awarded 200,000 restricted shares upon the commencement of his employment in April 2003. Ms. Cox was awarded 100,000 restricted shares upon the commencement of her employment in May 2003. Both awards of restricted shares vest upon the third anniversary of the award date. Such non-plan awards were authorized by the Compensation Committee of the Board but have not been approved by the stockholders of the Company.

Item 13. Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions as set forth under the caption “Certain Transactions” in the Company’s Proxy Statement for the annual meeting of shareholders on April 27, 2004 is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information concerning principal accountant fees and services as set forth under the caption “Ratification of Designation of Independent Auditors” in the Company’s Proxy Statement for the annual meeting of shareholders on April 27, 2004 is incorporated herein by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)1.	The financial statements are set forth under Item 8 of this Annual Report on Form 10-K.

(a)2.	Financial Statement Schedules

Page in
Form 10-K

Schedule II - Valuation and Qualifying Accounts	118

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

(a)3.	Exhibits

Exhibit
Number	Description

3 (a)	A complete copy of the Certificate of Incorporation as amended and currently in effect. Incorporated by reference to Exhibit 3(i) to the Company’s Quarterly Report for the period ended June 30, 1995 on Form 10-Q; Certificate of Amendment of Certificate of Incorporation incorporated by reference to Exhibit 3 to the Company’s Quarterly Report for the period ended June 30, 1997 on Form 10-Q; Certificate of Amendment of Certificate of Incorporation incorporated by reference to Exhibit 3(a) to the Company’s Quarterly Report for the period ended March 31, 1999 on Form 10-Q, File No. 1-6571.

3 (b)	A complete copy of the By-Laws as amended and currently in effect. Incorporated by reference to Exhibit 4(2) to the Company’s Registration Statement on Form S-3, File No. 333-853; amendment to By-Laws effective September 22, 1998 incorporated by reference to Exhibit 4 to the Company’s Quarterly Report for the period ended September 30, 1998 on Form 10-Q; amendment to By-Laws effective April 24, 2001 incorporated by reference to Exhibit 4 to the Company’s Quarterly Report for the period ended March 31, 2001 on Form 10-Q; amendment to By-Laws effective December 3, 2001 incorporated by reference to Exhibit 3(b) to the Company’s Annual Report for 2001 on Form 10-K, File No. 1-6571.

4 (a)	Rights Agreement between the Company and the Bank of New York dated June 24, 1997. Incorporated by reference to Exhibit 1 to the Form 8-A filed by the Company on June 30, 1997, File No. 1-6571.

4 (b)	Form of Participation Rights Agreement between the Company and the Chase Manhattan Bank (National Association) as Trustee. Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-4, Amendment No. 1, File No. 33-65107.

4 (c)(i)	Indenture, dated November 26, 2001, between the Company and The Bank of New York as Trustee incorporated by reference to Exhibit 4.1 to the Company’s 8-K filed November 28, 2003, File No. 1-6571.

4 (c)(ii)	First Supplemental Indenture (including Form of Note), dated November 26, 2003, incorporated by reference from 8-K filed November 28, 2003, File No. 1-6571.

Exhibit
Number	Description

4 (c)(iii)	Second Supplemental Indenture (including Form of Note), dated November 26, 2003, incorporated by reference from 8-K filed November 28, 2003, File No. 1-6571.

4 (c)(iv)	5.30% Global Senior Note, due 2013 (filed with this document).

4 (c)(v)	6.50% Global Senior Note, due 2033 (filed with this document).

10 (a) (i)	The Company’s Executive Incentive Plan (as amended) and Trust related thereto.* Plan incorporated by reference to Exhibit 10 to the Company’s Quarterly Report for the period ended March 31, 1994 on Form 10-Q; Executive Incentive Plan as Amended and Restated to October 1, 2000 incorporated by reference to Exhibit 10(a) (i) to the Company’s Annual Report for 2000 on Form 10-K, File No. 1-6571.

10 (a) (ii)	Trust Agreement* incorporated by reference to Exhibit 10(a) to the Company’s Annual Report for 1988 on Form 10-K; amendment to Trust Agreement incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report for the period ended March 31, 1997 on Form 10-Q; Amended and Restated Defined Contribution Trust incorporated by reference to Exhibit 10(a)(ii) to the Company’s Annual Report for 2000 on Form 10-K , File No. 1-6571.

10 (b)	The Company’s 1992 Stock Incentive Plan (as amended).* Incorporated by reference to Exhibit 10(d) to the Company’s Annual Report for 1992 on Form 10-K, File No. 1-6571; amendment of December 11, 1995 incorporated by reference to Exhibit 10(d) to the Company’s Annual Report for 1995 on Form 10-K, File No. 1-6571; amendment of February 25, 2003 incorporated by reference to Exhibit 10(b) to the Company’s Annual Report for 2002 on Form 10-K, File No. 1-6571.

10 (c)	The Company’s 1997 Stock Incentive Plan (as amended).* Incorporated by reference to Exhibit 10 to the Company’s Quarterly Report for the period ended September 30, 1997 on Form 10-Q; Amendment to 1997 Stock Incentive Plan incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report for the period ended March 31, 1999 on Form 10-Q, File No. 1-6571; amendment of February 25, 2003 incorporated by reference to Exhibit 10(c) to the Company’s Annual Report for 2002 on Form 10-K, File No. 1-6571.

10 (d)	The Company’s 2002 Stock Incentive Plan.* Incorporated by reference to the Company’s Proxy Statement for the annual meeting of shareholders on April 23, 2002; amendment of February 25, 2003 incorporated by reference to Exhibit 10(d) to the Company’s Annual Report for 2002 on Form 10-K, File No. 1-6571.

Exhibit
Number	Description

10 (e) (i)	Employment Agreement dated as of April 20, 2003 between Fred Hassan and Schering-Plough Corporation, incorporated by reference to Exhibit 99.2 to the Schering-Plough Corporation 8-K filed April 21, 2003, File No. 1-6571*

10 (e) (ii)	Employment Agreement dated as of May 12, 2003 between Carrie Cox and Schering-Plough Corporation, incorporated by reference to Exhibit 99.6 to the Schering-Plough Corporation 8-K filed May 13, 2003, File No. 1-6571*

10 (e) (iii)	Letter agreement dated November 4, 2003 between Robert Bertolini and Schering-Plough Corporation (filed with this document)*

10 (e) (iv)	Employment Agreement effective upon a change of control dated as of November 17, 2003 between Robert Bertolini and Schering-Plough Corporation (filed with this document)*

10 (e) (v)	Retirement Agreement between Richard Jay Kogan and Schering-Plough Corporation, incorporated by reference to Exhibit 99.2 to Form 8-K filed November 13, 2002, File No. 1-6571*

10 (e) (vi)	Employment agreement between the Company and Richard Jay Kogan (as amended).* Incorporated by reference to Exhibit 10(e)(ii) to the Company’s Annual Report for 1989 on Form 10-K; first amendment incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report for the period ended June 30, 1994 on Form 10-Q; second amendment incorporated by reference to Exhibit 10(e)(ii) to the Company’s Annual Report for 1994 on Form 10-K; third amendment incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report for the period ended September 30, 1995 on Form 10-Q; fourth amendment incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report for the period ended March 31, 1998 on Form 10-Q; fifth amendment incorporated by reference to Exhibit 10(e)(ii) to the Company’s Annual Report for 1998 on Form 10-K; sixth amendment incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report for the period ended June 30, 2002 on Form 10-Q, File No. 1-6571.

Exhibit
Number	Description

10 (e) (vii)	Form of employment agreement between the Company and its executive officers effective upon a change of control.* Incorporated by reference to Exhibit 10(e)(iv) to the Company’s Annual Report for 1994 on Form 10-K; Form of amendment incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report for the period ended September 30, 1999 on Form 10-Q; Forms of amendment effective January 1, 2002 incorporated by reference to Exhibits 10(e) (ii) (A) and (B) to the Company’s Annual Report for 2001 on Form 10-K; Form of employment agreement between the Company and its executive officers effective upon a change of control incorporating all prior amendments through January 1, 2002 and for new agreements effective beginning January 1, 2002, incorporated by reference to Exhibit 10(e)(ii)(C) to the Company’s Annual Report for 2001 on Form 10-K, File no. 1-6571.

10(e)(viii)	Supplement to employment agreement effective upon a change of control (described in Exhibit 10(e)(vii) of this document index) between the Company and Joseph C. Connors, incorporated by reference to Exhibit 10(e)(vi) to the Company’s Annual Report for 2001 on Form 10-K*, File No. 1-6571.

10 (e) (ix)	First amendment to supplement to employment agreement effective upon a change of control (described in Exhibit 10(e)(viii) of this document index) dated as of December 16, 2003 between Joseph C. Connors and Schering-Plough Corporation (filed with this document)*

10 (e) (x)	Supplement to employment agreement effective upon a change of control (described in Exhibit 10(e)(vii) of this document index) dated as of January 1, 2002 between Schering-Plough Corporation and Raul Kohan (filed with this document)*

10(e)(xi)	Supplement to employment agreement effective upon a change of control (described in Exhibit 10(e)(vii) of this document index) between the Company and Jack Wyszomierski, incorporated by reference to Exhibit 10(e)(vii) to the Company’s Annual Report for 2001 on Form 10-K*, File No. 1-6571.

10(e)(xii)	Supplement to employment agreement effective upon a change of control (described in Exhibit 10(e)(vii) of this document index) between the Company and Richard W. Zahn, incorporated by reference to Exhibit 10(e)(viii) to the Company’s Annual Report for 2001 on Form 10-K*, File No. 1-6571.

Exhibit
Number	Description

10 (f)	Amended and Restated Directors Deferred Compensation Plan and Trust related thereto.* Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report for the period ended September 30, 1999 on Form 10-Q; Trust Agreement incorporated by reference to Exhibit 10(a) to the Company’s Annual Report for 1998 on Form 10-K; amendment to Trust Agreement incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report for the period ended March 31, 1997 on Form 10-Q; Amended and Restated Defined Contribution Trust incorporated by reference to Exhibit 10(a)(ii) to the Company’s Annual Report for 2000 on Form 10-K, File No. 1-6571.

10 (g)	Supplemental Executive Retirement Plan and Trust related thereto.* Incorporated by reference to Exhibit 10(e) to the Company’s Quarterly Report for the period ended March 31, 1998 on Form 10-Q; Amendment incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report for the period ended September 30, 1998 on Form 10-Q, Second Amendment to Supplemental Executive Retirement Plan effective as of October 1, 2000; incorporated by reference to Exhibit 10(g) to the Company’s Annual Report for 2000 on Form 10-K; Amended and Restated Trust Agreement incorporated by reference to Exhibit 10(g) to the Company’s Annual Report for 1998 on Form 10-K, File No. 1-6571.

10 (h)	Amended and Restated Directors Stock Award Plan incorporated by reference to Exhibit 10(h) to the Company’s Annual Report for 2002 on Form 10-K, File No. 1-6571.*

10 (i)	Deferred Compensation Plan.* Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report for the period ended September 30, 1995 on Form 10-Q; Deferred Compensation Plan as Amended and Restated to October 1, 2000 incorporated by reference to Exhibit 10(h) to the Company’s Annual Report for 2000 on Form 10-K , File No. 1-6571.

10 (j)	Amended and Restated Directors Deferred Stock Equivalency Program.* Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report for the period ended September 30, 1999 on Form 10-Q, File No. 1-6571.

10 (k)	The Company’s Form of Split Dollar Agreement and related Collateral Assignment between the Company and its Executive Officers.* Incorporated by reference to Exhibit 10(l) to the Company’s Annual Report for 1997 on Form 10-K; amendments incorporated by reference to Exhibit 10(g) to the Company’s Quarterly Report for the period ended March 31, 1998 on Form 10-Q, File No. 1-6571.

Exhibit
Number	Description

10 (l)	The Company’s Retirement Benefits Equalization Plan, Second Amendment effective as of October 1, 2000 incorporated by reference to Exhibit 10(l) to the Company’s Annual Report for 2000 on Form 10-K.* Incorporated by reference to Exhibit 10(f) to the Company’s Quarterly Report for the period ended March 31, 1998 on Form 10-Q; amendment incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report for the period ended September 30, 1998 on Form 10-Q, File No. 1-6571.

10 (m)	Operations Management Team Incentive Plan (filed with this document)*

10 (n)	Cash Long-Term Incentive Plan (filed with this document)*

10 (o)	Long-Term Performance Share Unit Incentive Plan (filed with this document)*

10 (p)	Transformational Performance Contingent Shares Program (filed with this document)*

10 (q)	Cholesterol Governance Agreement, dated as of May 22, 2000, by and among the Company, Merck & Co., Inc. and the other parties signatory thereto. Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated October 21, 2002.**

10 (r)	First Amendment to the Cholesterol Governance Agreement, dated as of December 18, 2001, by and among the Company, Merck & Co., Inc. and the other parties signatory thereto. Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated October 21, 2002.**

10 (s)	Master Agreement, dated as of December 18, 2001, by and among the Company, Merck & Co., Inc. and the other parties signatory thereto. Incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K dated October 21, 2002.**

10 (t).1	Consent Decree of Permanent Injunction, dated May 16, 2002, by and among the Company and the other parties thereto. Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 20, 2002.

10 (t).2	Letter Agreement dated April 14, 2003 relating to Consent Decree incorporated by reference to Exhibit 99.3 to the Company’s Quarterly Report for the period ended March 31, 2003 on Form 10-Q, File No. 1-6571.

Exhibit
Number	Description

10 (u)	Distribution agreement between the Company and Centocor, Inc., dated April 3, 1998.***

12	Computation of Ratio of Earnings to Fixed Charges (filed with this document).

14	Code of Ethics for Senior Financial Executives (filed with this document).

21	Subsidiaries of the registrant (filed with this document).

23	Consent of Deloitte & Touche LLP (filed with this document).

24	Power of attorney (filed with this document).

31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chairman of the Board, Chief Executive Officer and President (filed with this document).

31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification for Executive Vice President and Chief Financial Officer (filed with this document).

32.1	Sarbanes-Oxley Act of 2002, Section 906 Certification for Chairman of the Board, Chief Executive Officer and President (filed with this document).

32.2	Sarbanes-Oxley Act of 2002, Section 906 Certification for Executive Vice President and Chief Financial Officer (filed with this document).

*Compensatory plan, contract or arrangement.

**     Note that information is omitted from Exhibits 10 (q), 10 (r) and 10 (s) pursuant to a request for confidential treatment and is filed separately with the Securities and Exchange Commission pursuant to rule 24b-2 under the Securities Exchange Act of 1934, as amended.

***     Note that information is omitted from Exhibit 10(u) pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

All other exhibits are not applicable. Copies of above exhibits will be furnished upon request.

(b)  Reports on Form 8-K.

During the three-month period ended December 31, 2003, the Company filed (or furnished) eleven current reports on Form 8-K:

1.	Report on Form 8-K, filed October 10, 2003, under Item 5 - Other Events and Regulation FD Disclosure, Item 7 - Financial Statements and Exhibits and Item 9 - Regulation FD Disclosure.

2.	Report on Form 8-K, filed October 22, 2003, under Item 5 - Other Events and Regulation FD Disclosure, Item 7 - Financial Statements and Exhibits and Item 12 - Results of Operations and Financial Condition.

3.	Report on Form 8-K, filed October 24, 2003, under Item 5 - Other Events and Regulation FD Disclosure and Item 7 - Financial Statements and Exhibits.

4.	Report on Form 8-K, filed November 5, 2003, under Item 7 - Financial Statements and Exhibits and Item 9 - Regulation FD Disclosure.

5.	Report on Form 8-K, filed November 12, 2003, under Item 5 - Other Events and Regulation FD Disclosure and Item 7 - Financial Statements and Exhibits.

6.	Report on Form 8-K/A, filed November 19, 2003, under Item 5 - Other Events and Regulation FD Disclosure and Item 7 - Financial Statements and Exhibits.

7.	Report on Form 8-K, filed November 21, 2003, under Item 5 - Other Events and Regulation FD Disclosure and Item 7 - Financial Statements and Exhibits.

8.	Report on Form 8-K, filed November 21, 2003, under Item 7 - Financial Statements and Exhibits and Item 9 - Regulation FD Disclosure.

9.	Report on Form 8-K, filed November 24, 2003, under Item 5 - Other Events and Regulation FD Disclosure and Item 7 - Financial Statements and Exhibits.

10.	Report on Form 8-K, filed November 28, 2003, under Item 5 - Other Events and Regulation FD Disclosure and Item 7 - Financial Statements and Exhibits.

11.	Report on Form 8-K, filed December 18, 2003, under Item 5 - Other Events and Regulation FD Disclosure, Item 7 - Financial Statements and Exhibits and Item 9 – Regulation FD Disclosure.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Schering-Plough Corporation (Registrant)

Date February 26, 2004

	By	/s/ Thomas H. Kelly

Thomas H. Kelly Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By	/s/ Fred Hassan	By	*

	Fred Hassan Chairman of the Board, Chief Executive Officer and President		Carl E. Mundy, Jr. Director

By	/s/ Robert J. Bertolini	By	*

	Robert J. Bertolini Executive Vice President and Chief Financial Officer		Richard de J. Osborne Director

By	/s/ Thomas H. Kelly	By	*

	Thomas H. Kelly Vice President and Controller and Principal Accounting Officer		Patricia F. Russo Director

By	*	By	*

	Hans W. Becherer Director		Kathryn C. Turner Director

By	*	By	*

	David H. Komansky		Robert F. W. van Oordt
	Director		Director

By	*	By	*

	Philip Leder, M.D.		Arthur F. Weinbach
	Director		Director

By	*

Eugene R. McGrath
Director

By	*

Donald L. Miller
Director

*By	/s/Thomas H. Kelly	Date: February 26, 2004

Thomas H. Kelly
Attorney-in-fact

SCHEDULE II

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 and 2001
(Dollars in millions)

Valuation and qualifying accounts deducted from assets to which they apply:

Allowances for accounts receivable:

	RESERVE	RESERVE	RESERVE
	FOR DOUBTFUL	FOR CASH	FOR CLAIMS
	ACCOUNTS	DISCOUNTS	AND OTHER	TOTAL

2003
Balance at beginning of year	$68	$39	$27	$134
Additions:
Charged to costs and expenses	18	112	40	170
Deductions from reserves	(29)	(131)	(34)	(194)
Effects of foreign exchange	3	2	2	7

Balance at end of year	$60	$22	$35	$117

2002
Balance at beginning of year	$68	$34	$21	$123
Additions:
Charged to costs and expenses	22	168	17	207
Deductions from reserves	(22)	(164)	(12)	(198)
Effects of foreign exchange	—	1	1	2

Balance at end of year	$68	$39	$27	$134

2001
Balance at beginning of year	$60	$29	$7	$96
Additions:
Charged to costs and expenses	26	161	20	207
Deductions from reserves	(16)	(156)	(6)	(178)
Effects of foreign exchange	(2)	—	—	(2)

Balance at end of year	$68	$34	$21	$123