Form 10-Q
period 2004-03-31
SCHERING PLOUGH CORP
filed 2004-04-28
CIK 310158

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

COMMISSION FILE NUMBER 1-6571

SCHERING-PLOUGH CORPORATION

(Exact name of registrant as specified in its charter)

New Jersey	22-1918501
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
2000 Galloping Hill Road	(908) 298-4000
Kenilworth, NJ	(Registrant’s telephone number,
(Address of principal executive offices)	including area code)
07033
(Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

YES ☒ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

Common Shares Outstanding as of March 31, 2004: 1,471,856,132

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED OPERATIONS
(UNAUDITED)
(Amounts in millions, except per share figures)

	Three Months
	Ended
	March 31,
	2004	2003
Net sales	$1,963	$2,082

Cost of sales	740	658
Selling, general and administrative	914	843
Research and development	372	322
Other (income) expense, net	36	13
Special charges	70	—
Equity (income)/loss from cholesterol joint venture	(78)	30

(Loss)/income before income taxes	(91)	216
Income taxes benefit/(expense)	18	(43)

Net (loss)/income	$(73)	$173

Diluted (loss)/earnings per common share	$(.05)	$.12

Basic (loss)/earnings per common share	$(.05)	$.12

Dividends per common share	$.055	$.17

See notes to consolidated financial statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Amounts in millions, except per share figures)

	March 31,	December 31,
	2004	2003
Assets
Cash and cash equivalents	$3,932	$4,218
Short-term investments	709	587
Accounts receivable, net	1,518	1,329
Inventories	1,595	1,651
Deferred income taxes	444	472
Prepaid expenses and other current assets	538	890

Total current assets	8,736	9,147
Property, plant and equipment	6,806	6,817
Less accumulated depreciation	2,317	2,290

Property, net	4,489	4,527
Goodwill	216	218
Other intangible assets, net	389	401
Other assets	774	809

Total assets	$14,604	$15,102

Liabilities and Shareholders’ Equity
Accounts payable	$1,061	$1,030
Short-term borrowings and current portion of long-term debt	803	1,023
Other accrued liabilities	2,457	2,556

Total current liabilities	4,321	4,609
Long-term debt	2,410	2,410
Other long-term liabilities	719	746

Total long-term liabilities	3,129	3,156
Shareholders’ Equity:
Preferred shares — $1 par value; issued — none	—	—
Common shares — $.50 par value; issued: 2,030	1,015	1,015
Paid-in capital	1,282	1,272
Retained earnings	10,765	10,918
Accumulated other comprehensive income	(467)	(426)

Total	12,595	12,779
Less treasury shares: 2004 - 558 shares; 2003 - 559 shares, at cost	5,441	5,442

Total shareholders’ equity	7,154	7,337

Total liabilities and shareholders’ equity	$14,604	$15,102

See notes to consolidated financial statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,
(UNAUDITED)
(Amounts in millions)

	2004	2003
Operating Activities:
Net (loss)/income	$(73)	$173
Depreciation and amortization	110	95
Accounts receivable	(214)	357
Inventories	23	(35)
Prepaid expenses and other assets	12	—
Accounts payable and other liabilities	(75)	(149)
Tax refund from loss carryback	404	—
Special charges	42	—

Net cash provided by operating activities	229	441

Investing Activities:
Capital expenditures	(102)	(119)
Reduction of investments	—	35
Purchases of investments	(122)	(95)
Other, net	2	1

Net cash used for investing activities	(222)	(178)

Financing Activities:
Cash dividends paid to common shareholders	(81)	(251)
Net change in short-term borrowings	(219)	(197)
Other, net	9	5

Net cash used for financing activities	(291)	(443)

Effect of exchange rates on cash and cash equivalents	(2)	(1)

Net decrease in cash and cash equivalents	(286)	(181)
Cash and cash equivalents, beginning of period	4,218	3,521

Cash and cash equivalents, end of period	$3,932	$3,340

See notes to consolidated financial statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Basis of Presentation

The unaudited financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain prior year amounts have been reclassified to conform to the current year presentation. The statements should be read in conjunction with the accounting policies and notes to consolidated financial statements included in the Company’s 2003 Annual Report on Form 10-K.

In the opinion of management, the financial statements reflect all adjustments necessary for a fair statement of the operations for the interim periods presented.

Revenue Recognition

Revenues from the sale of products are recognized when title and risk of loss passes to customers and reliable estimates of product returns can be made. Reliable estimates of product returns can be made when business conditions permit the Company to make reasonable estimates of expected demand.

Following the approval of CLARITIN as an over-the-counter (OTC) product in the fourth quarter of 2002, revenue from U.S. sales of the prescription form of CLARITIN was recognized when the product was used to fill patient prescriptions because reliable estimates of product returns could not be made at the time title and risk of loss passed to customers. Further, since the expiration of the initial 180-day period of exclusivity for the first generic competitor of the OTC form of CLARITIN, the Company has experienced additional private-label competition. As a result, revenues from the sales of OTC CLARITIN are recognized at the time title and risk of loss passes to customers, but only to the extent that the Company can make reasonable estimates of product returns.

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

Recently Issued Accounting Standards

In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (revised), “Consolidation of Variable Interest Entities” (FIN 46). The adoption of FIN 46 had no effect on the Company’s financial statements.

In January 2004, the FASB issued Staff Position No. FAS 106-1, titled “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP). The act, signed into law in December 2003, introduces a prescription drug benefit under Medicare as well as a federal subsidy, under certain conditions, to sponsors of retiree health care benefit plans. Presently, authoritative guidance on the accounting for the subsidy has not been issued. The

Company has elected to defer the accounting for the effect of the act, as permitted by the FSP. The deferral continues to apply until authoritative guidance on the accounting for the federal subsidy is issued.

Special Charges

Special charges for the three months ended March 31, 2004 totaled $70 million, comprised of $44 million in employee termination costs and $26 million in asset impairment charges.

Employee Termination Costs

In August 2003, the Company announced a global workforce reduction initiative. The first phase of this initiative was a Voluntary Early Retirement Program in the United States. Under this program, eligible employees in the United States had until December 15, 2003, to elect early retirement and receive an enhanced retirement benefit. Approximately 900 employees elected to retire under the program, of which approximately 750 employees retired at or near year-end 2003 and approximately 150 employees have staggered retirement dates in the future. The total cost of this program is estimated to be $191 million, comprised of increased pension costs of $108 million, increased post-retirement health care costs of $57 million, vacation payments of $4 million and costs related to accelerated vesting of stock grants of $22 million. For employees with staggered retirement dates in the future, these amounts will be recognized as a special charge over the employees’ remaining service periods. This delayed expense recognition follows the guidance in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Amounts recognized, relating to this program, during the three months ended March 31, 2004 were $9 million, with cumulative costs recognized of $173 million as of March 31, 2004. Amounts expected to be recognized during the remainder of 2004 and 2005 are $11 million and $7 million, respectively.

Also, the Company recognized $35 million of other employee severance costs for the three months ended March 31, 2004.

Asset Impairment Charges

Asset impairment charges have been recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long- Lived Assets.” For the three months ended March 31, 2004, the Company recognized asset impairment charges of $26 million based on discounted cash flows, primarily related to the anticipated exit from a small European research-and-development facility.

Summary of Selected Special Charges

The following summarizes the activity in the accounts related to employee termination costs and asset impairment charges ($ in millions):

	Employee	Asset
	Termination	Impairment
	Costs	Charges
Special charges accrual balance at Dec. 31, 2003	$29	$—
Special charges incurred during first quarter 2004	44	26
Asset impairment charges	—	(26)
Credit to retirement benefit plan liability	(9)	—
Cash disbursements	(28)	—

Special charges accrual balance at March 31, 2004	$36	$—

The balance at March 31, 2004, for employee termination costs represents the value of stock grants ($22 million) not yet distributed and severance payments remaining to be paid ($14 million) as of March 31, 2004.

Inventories

Inventories consisted of ($ in millions):

	March 31,	December 31,
	2004	2003
Finished products	$568	$664
Goods in process	712	648
Raw materials and supplies	315	339

Total inventories	$1,595	$1,651

Other Intangible Assets

The components of the balance sheet caption “other intangible assets, net” are as follows ($ in millions):

	March 31, 2004			December 31, 2003
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Patents and licenses	$614	$329	$285	$614	$318	$296
Trademarks and other	143	39	104	143	38	105

Total other intangible assets	$757	$368	$389	$757	$356	$401

These intangible assets are amortized on the straight-line method over their respective useful lives. In the three months ended March 31, 2004, the Company did not make any payments for patent and licensing rights. In the three months ended March 31, 2003, the Company paid $4 million for patent and licensing rights; these costs are being amortized over approximately eight years. The residual value of intangible assets is estimated to be zero. Amortization expense related to other intangible assets for the three months ended March 31, 2004 and 2003 was $12 million and $13 million, respectively. Other intangible assets are reviewed to determine their recoverability by comparing their carrying values to their expected undiscounted future cash flows when events or circumstances warrant such a review. Full year amortization expense in each of the next five years is estimated to be approximately $50 million per year based on the intangible assets recorded as of March 31, 2004.

Accounting for Stock-Based Compensation

The following table reconciles net (loss)/income and (loss)/earnings per common share (EPS), as reported, for the three months ended March 31, 2004 and 2003 to pro forma net (loss)/income and EPS, as if the Company had expensed the grant date fair value of both stock options and deferred stock units as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” These pro forma amounts may not be representative of the initial impact of adopting SFAS No. 123 since, as amended, it permits alternative methods of adoption.

($ in millions, except per share figures):

	Three months ended
	March 31,	March 31,
	2004	2003
Net (loss)/income, as reported	$(73)	$173
Add back: Expense included in reported net (loss)/income for deferred stock units, net of tax	12	10
Deduct: Pro forma expense as if both stock options and deferred stock units were charged against net (loss)/income, net of tax	(29)	(29)

Pro forma net (loss)/income using the fair value method	$(90)	$154

Diluted (loss)/earnings per share:
Diluted (loss)/earnings per share, as reported	$(.05)	$.12
Pro forma diluted (loss)/earnings per share using the fair value method	(.06)	.10
Basic (loss)/earnings per share:
Basic (loss)/earnings per share, as reported	$(.05)	$.12
Pro forma basic (loss)/earnings per share using the fair value method	(.06)	.10

Other (income) expense, net

For the three months ended March 31, 2004 and 2003, the components of other (income) expense, net are as follows ($ in millions):

	2004	2003
Interest cost incurred	$53	$16
Less: amount capitalized on construction	(5)	(3)

Interest expense	48	13
Interest income	(14)	(13)
Foreign exchange (gains) losses	1	1
Other, net	1	12

Total	$36	$13

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

In connection with its discussions with FDA regarding the Company’s cGMP Work Plans, and pursuant to the terms of the decree, the Company and FDA entered into a letter agreement dated April 14, 2003. In the letter agreement, the Company and FDA agreed to extend by six months the time period during which the Company may incur payments as described above with respect to certain of the Significant Steps whose due dates are December 31, 2005. The letter agreement does not increase the yearly or overall caps on payments described above.

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

The Consent Decree contains a sunset provision that permits the Company to petition the Court to dissolve the Decree if, during any five year period following the entry of the Decree (May 20, 2002), FDA has not notified the Company that there has been a significant violation of FDA law, regulations, or the Decree. If these conditions are satisfied, the Decree states that FDA will not oppose the Company’s petition. The earliest the Company would be in a position to submit such a petition would be May, 2007 (five years after the entry of the Decree). However, the Company cannot predict at this time when or how long FDA may take to complete a review of the Company’s completion of its cGMP Work Plans and validation program requirements under the Decree.

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

Equity Income from Cholesterol Joint Venture

The Company and Merck & Co., Inc. (Merck) have agreements to jointly develop and market ZETIA (ezetimibe) as a once-daily monotherapy, as co-administration of ZETIA with statins, and VYTORIN, a once-daily fixed-combination tablet of ezetimibe and simvastatin (Zocor), Merck’s cholesterol-modifying medicine. The agreements also involve the development and marketing of a once-daily, fixed-combination tablet containing CLARITIN and Singulair. Singulair is Merck’s once-daily leukotriene receptor antagonist for the treatment of asthma and seasonal allergic rhinitis. In January 2002, Schering-Plough/Merck Pharmaceuticals reported on results of Phase III clinical trials of a fixed-combination tablet containing CLARITIN and Singulair, which did not demonstrate sufficient added benefits in the treatment of seasonal allergic rhinitis.

The agreements generally provide for equal sharing of development costs and for co-promotion of approved products by each company in the United States and in most other countries of the world, except Japan. In Japan, no agreement exists. In general, co-promotion provides that each company will provide equal physician marketing efforts and that each company will bear the cost of its own sales force in marketing the products. In general, the agreement provides that the venture will operate in a “virtual” mode to the maximum degree possible by relying on the respective infrastructures of the two companies. However, the companies have agreed to share certain costs, but these costs are limited to a portion of the costs of manufacturing, the cost of a specialty sales force and certain specially identified promotion costs. It should be noted that the Company incurs substantial costs, such as selling costs, that are not reflected in “Equity income from cholesterol joint venture” and are borne entirely by the Company. The agreements do not provide for any jointly owned facilities and, as such, products resulting from the collaboration will be manufactured in facilities owned by either Merck or the Company.

During 2003, the Company earned a milestone of $20 million that relates to certain European approvals of ZETIA, and in the first quarter of 2004 the Company earned an additional $7 million milestone relating to the approval of ezetimibe/simvastatin in Mexico. Under certain other conditions, Merck could pay additional milestones to the Company totaling $125 million.

To reflect the venture’s first full year of commercial operations, the Company adopted the equity method of accounting effective as of the beginning of 2003. Under that method, the Company records its share of the operating profits less its share of the research and development costs in “Equity income from cholesterol joint venture” in the Statements of Consolidated Operations.

“Equity income from cholesterol joint venture” totaled $78 million in the 2004 first quarter, which includes the $7 million receipt for the Mexico approval.

Operating profit in the context of the joint venture represents net sales, less cost of sales, direct promotion expenses and other costs that the Company and Merck may agree to share. Operating profit excludes the cost of the Company’s sales forces throughout the world, as well as the many indirect costs incurred by the Company to support the manufacturing, marketing and management of ZETIA and VYTORIN. As such, the amount reported as “Equity income from cholesterol joint venture” represents what the Company receives from the joint venture to fund the costs incurred by the Company that are not shared with Merck.

Borrowings

On November 26, 2003, the Company issued $1.25 billion aggregate principal amount of 5.3 percent senior unsecured notes due 2013 and $1.15 billion aggregate principal amount of 6.5 percent senior unsecured notes due 2033. Interest is payable semi-annually. The net proceeds from this offering were $2.37 billion. Upon issuance, the notes were rated A3 by Moody’s Investors Service, Inc. (Moody’s), and A+ (on CreditWatch with negative implications) by Standard & Poor’s Rating Services (S&P). The interest rates payable on the notes are subject to adjustment as follows: If the rating assigned to the notes by Moody’s changes to one of the ratings set forth below, the interest rate payable on that series of notes will increase by the additional interest rate set forth below; similarly, if the rating assigned to the notes by S&P changes to one of the ratings set forth below, the interest rate payable on that series of notes will increase again by additional interest rate set forth below:

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

Credit Facilities

The Company has three revolving credit facilities totaling $2 billion. The most recently negotiated facility (September 2003) is a $1 billion 364-day credit facility from three major financial institutions that can be drawn down in the United States. This facility matures in September 2004. The other facilities are with a syndicate of financial institutions and provide for $500 million that can be drawn down in the United States through May 2004 with repayment due May 2005, and a second multi-currency facility for $500 million that can be drawn down in the United States and internationally through the maturity date in May 2006. These facilities are available for general corporate purposes and are considered as support for the Company’s commercial paper borrowings. These facilities do not require compensating balances; however, a nominal commitment fee is paid. At March 31, 2004, no funds were drawn under any of these facilities.

Shelf Registration

On March 2, 2004, the Company filed a shelf registration with the SEC that allows the Company to issue up to $2 billion in various debt and equity securities. The shelf registration has not yet been declared effective.

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

On March 2, 2004, the Company filed a shelf registration with the SEC that enables the Company to issue up to $2 billion in various debt and equity securities, which has not yet become effective. On March 3, 2004, S&P assigned the shelf registration a preliminary rating of “A-” for senior unsecured debt and a preliminary subordinated debt rating of “BBB+”.

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

Comprehensive Income (Loss)

Total comprehensive income (loss) for the three months ended March 31, 2004 and 2003 was $(114) million and $189 million, respectively.

Earnings Per Common Share

The shares used to calculate basic and diluted earnings per common share are reconciled as follows (number of shares in millions):

	Three Months
	Ended
	March 31,
	2004	2003
Average shares outstanding for basic earnings per share	1,471	1,468
Dilutive effect of options and deferred stock units	—	2

Average shares outstanding for diluted earnings per share	1,471	1,470

As of March 31, 2004, the equivalent of 93 million common shares issuable under the Company’s stock incentive plans were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

Retirement Plans and Other Post-Retirement Benefits

The Company has defined benefit pension plans covering eligible employees in the United States and certain foreign countries, and the Company provides post-retirement health care benefits to its eligible U.S. retirees and their dependents.

For the three months ended March 31, 2004 and 2003, the components of net pension and other post-retirement benefits expense were as follows ($ in millions):

			Post-retirement
	Retirement Plans		Health Care Benefits
	2004	2003	2004	2003
Service cost	$26	$19	$3	$2
Interest cost	35	23	6	3
Expected return on plan assets	(41)	(32)	(4)	(3)
Amortization, net	8	—	1	—
Termination benefits (1)	6	—	1	—
Settlement (1)	2	—	—	—

Net pension and other post-retirement benefits expense	$36	$10	$7	$2

(1)	Termination benefits and Settlement costs primarily relate to the matters discussed in the “Special Charges” footnote.

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

Segment Data ($ in millions)

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

Net sales by segment:

	Three months ended March 31,
	2004	2003
Prescription Pharmaceuticals	$1,481	$1,646
Consumer Health Care	312	293
Animal Health	170	143

Consolidated net sales	$1,963	$2,082

Profit by segment:

	Three months ended March 31,
	2004	2003
Prescription Pharmaceuticals	$(48)	$148
Consumer Health Care	100	87
Animal Health	5	13
Corporate and other 1/	(148)	(32)

Consolidated (loss)/profit before tax	$(91)	$216

1/ For the three months ended March 31, 2004, Corporate and other included special charges of $70 million related to the Voluntary Early Retirement Program, other employee severance costs and asset impairment charges (see “Special Charges” footnote for additional information). It is estimated that the special charges relate to the reportable segments as follows: Prescription Pharmaceuticals — $58 million, Consumer Health Care — $1 million, Animal Health - $1 million and Corporate and other — $10 million.

Corporate and other also includes interest income and expense, foreign exchange gains and losses, headquarters expenses and other miscellaneous items. The accounting policies used for segment reporting are the same as those described in the “Summary of Significant Accounting Policies” in the Company’s 2003 Annual Report.

Sales of products comprising 10% or more of the Company’s U.S. or international sales in the three months ended March 31, 2004 were as follows ($ in millions):

	U.S.	International
OTC CLARITIN	117	—
REMICADE	—	165
NASONEX	82	58

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

The recorded liabilities for the above matters at March 31, 2004, and the related expenses incurred during the three months ended March 31, 2004 were not material. Expected insurance recoveries have not been considered in determining the costs for environmental-related liabilities.

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

Patent Matters

REBETOL Patents. In August 2001, Geneva Pharmaceuticals Technology Corp. (Geneva Pharmaceuticals) and Three Rivers Pharmaceuticals, L.L.C. (Three Rivers), and in January 2002, Teva, submitted separate ANDAs with the FDA seeking to market generic forms of 200 mg REBETOL (ribavirin) Capsules in the United States before the expiration of the Company’s patents covering ribavirin formulations. Geneva Pharmaceuticals, Three Rivers and Teva have asserted that they do not infringe the Company’s REBETOL patents and/or the patents are invalid. The REBETOL patents are material to the Company’s business. In September 2001, October 2001 and March 2002, the Company filed suits in federal court seeking rulings that the ANDA submissions by Geneva Pharmaceuticals, Three Rivers and Teva, respectively, constitute infringement of the Company’s patents and that the challenges to the Company’s patents are without merit. During 2003, the Company entered into separate licensing agreements with Three Rivers, Geneva Pharmaceuticals and Teva that settled all patent litigation between the Company, Three Rivers, Teva and Geneva Pharmaceuticals, and granted Three Rivers, Geneva Pharmaceuticals and Teva each a non-exclusive, non-sublicensable license to the Company’s U.S. ribavirin patents. The agreements were subject to dismissal of Three Rivers’, Geneva Pharmaceuticals’ or Teva’s reported patent litigation with Ribapharm, Inc., a subsidiary of Valeant Pharmaceuticals International, (Ribapharm). That litigation was dismissed upon defendants’ motion for summary judgment on July 16, 2003. Ribapharm has appealed the summary judgment decision. Ribapharm has also petitioned the FDA to deny approval of the Three Rivers, Geneva Pharmaceuticals and Teva products. The FDA denied the Ribapharm petition as of the date of this report and has approved generic ribavirin. Generic forms of ribavirin entered the U.S. market in April 2004.

PRIME PAC PRRS Patent. In January 2000, a jury found that the Company’s PRIME PAC PRRS (Porcine Respiratory and Reproductive Syndrome) vaccine infringed a patent owned by Boehringer Ingelheim Vetmedica, Inc. An injunction was issued in August 2000 barring further sales of the Company’s vaccine. The Company’s post-trial motions for either a reversal of the jury’s verdict or a new trial were denied in September 2001. The Company appealed, and the verdict was affirmed by the appellate court in February 2003. Litigation of the damages phase of the case is ongoing. A trial to determine damages has been scheduled for May 4, 2004.

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

Massachusetts Investigation. The U.S. Attorney’s Office for the District of Massachusetts is also investigating whether the Company’s sales of a product manufactured under a private label arrangement with a managed care organization should have been included in the Company’s Medicaid best price calculations. In early November 2002, the Company was served with two additional grand jury subpoenas by the U.S. Attorney for the District of Massachusetts. Among other information, the subpoenas seek a broad range of information concerning the Company’s sales, marketing and clinical trial practices and programs with respect to INTRON A, REBETRON and TEMODAR; the Company’s sales and marketing contacts with managed care organizations and doctors; and the Company’s offering or provision of grants, honorariums or other items or services of value to managed care organizations, physician groups, doctors and educational institutions. The Company understands that this investigation is focused on whether certain sales, marketing and clinical trial practices and conduct related thereto, which in certain instances relate to the use of one or more of the above-mentioned products for indications for which FDA approval had not been obtained — so-called “off-label” uses — were in violation of federal laws and regulations with respect to off-label promotional activities. The investigation also appears to focus on whether drug samples, clinical trial grants and other items or services of value were given to providers to incentivize them to prescribe one or more of the above-mentioned products, including for “off-label” uses, in violation of the federal health care anti-kickback laws. In April 2004, the Company received an additional grand jury subpoena that requests documents concerning PROVENTIL, VANCERIL, VANCENASE, NITRO-DUR, IMDUR, K-DUR and CLARITIN. The subpoena requests (1) documents from certain managed care entities; (2) documents relating to all contracts where the price of one drug is dependent on the purchase of another; (3) documents relating to outside audits in the Medicaid best price area; and (4) documents concerning Warrick, the Company’s generic subsidiary. The Company has implemented certain changes to its sales, marketing and clinical trial practices and is continuing to review those practices to ensure compliance with relevant laws and regulations. The Company is cooperating with these investigations. Future sales of INTRON A, REBETRON and TEMODAR may be adversely affected, but the Company cannot at this time predict the ultimate impact, if any, on such sales. The outcome of these investigations could include the commencement of civil and/or criminal proceedings involving the imposition of substantial fines, penalties and injunctive or administrative remedies, including exclusion from government reimbursement programs. During the 2003 third quarter, the Company increased its litigation reserves related to the investigations by the U.S. Attorney’s Office for the District of Massachusetts described in this paragraph and the paragraph immediately preceding it and the investigation described above by the U.S. Attorney’s Office for the Eastern District of Pennsylvania, by $350 million. The increased litigation reserves reflect an adjustment to the Company’s estimate of its minimum liability relating to those investigations, in compliance with GAAP. Under GAAP, companies are required to estimate and recognize a minimum liability when a loss is probable but no better estimate of the loss can be made. In the fourth quarter of 2002, the Company increased its litigation reserves by $150 million for the same matters. The Company notes that its total reserves reflect an estimate and that any final settlement or adjudication of any of these matters could possibly be less than or could materially exceed the aggregate liability accrued by the Company and could have a materially adverse effect on the operations or financial condition of the Company. The Company cannot predict the timing of resolution of these matters or their outcomes.

As reported in the 8-K filed May 30, 2003, Schering-Plough has disclosed that, in connection with theabove-described investigations by the U.S. Attorney’s Office for the District of Massachusetts into its sales, marketing and clinical trial practices, among other matters, on May 28, 2003, Schering Corporation, a wholly owned and significant operating subsidiary of Schering-Plough, received a letter (the “Boston Target Letter”) from that Office advising that Schering Corporation (including its subsidiaries and divisions) is a target of a federal criminal investigation with respect to four areas:

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

On August 18, 2003, a lawsuit filed in the New Jersey Superior Court, Chancery Division, Union County, was served on the Company (as a nominal defendant) and the Company’s outside directors, alleging breach of fiduciary duty by the directors relating to the Company’s receipt of the Boston Target Letter described under the “Investigations” section in this footnote. This action was temporarily stayed pending adjudication of a separate but related action framed as a shareholder request for access to the Company’s books and records and seeking documents and other information relating to the Massachusetts investigation. In March 2004, the Superior Court granted the Company’s motion for summary judgment and dismissed the books and records action. The plaintiffs have indicated that they intend to amend their complaint in the derivative action.

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

The Federal Court in Illinois remanded the conspiracy portion of the cases of those retailers that opted out of the class action back to the district courts where they were filed. These cases have now been consolidated in Federal District Court in Brooklyn, New York. The Federal Court in Illinois has jurisdiction over the Robinson-Patman portion of these cases. The Company settled almost all of the remaining conspiracy and Robinson-Patman claims in the cases during April 2004. Costs arising from the settlement were approximately $9.4 million.

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

Following the commencement of the FTC administrative proceeding, alleged class action suits were filed on behalf of direct and indirect purchasers of K-DUR against the Company, Upsher-Smith and Lederle in federal and state courts. These suits all allege essentially the same facts and claim violations of federal and state antitrust laws, as well as other state statutory and/or common law causes of action. On April 6, 2004, the court overseeing these actions in federal court remanded 19 of the approximately 40 lawsuits back to various state courts. A motion to dismiss the remaining actions is pending.

Pricing Matters

During the third quarter of 2000, Warrick Pharmaceuticals (Warrick), the Company’s generics subsidiary, was sued by the state of Texas. In June 2002, the Company and its subsidiary, Schering Corporation, were added as defendants. The lawsuit alleges that Warrick supplied the state with false reports of wholesale prices, which caused the state to pay Medicaid claims on prescriptions of Warrick’s albuterol sulfate solution and inhaler at a higher-than-justified level. The state seeks damages of approximately $106 million against Warrick, including treble damages and penalties. During April 2004, the scheduled trial of the case was adjourned for the parties to discuss settlement of the matter.

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

Included in the PAL litigation described in the prior paragraph are lawsuits that allege that the Company and Warrick reported inflated AWPs for prescription pharmaceuticals and thereby caused state and federal entities and third-party payers to make excess reimbursements to providers. Some of these actions also allege that the Company and Warrick failed to report accurate prices under the Medicaid Rebate Program and thereby underpaid rebates to some states. These actions, which began in October 2001, have been brought by state Attorneys General, private plaintiffs, nonprofit organizations and employee benefit funds. They allege violations of federal and state law, including fraud, antitrust, Racketeer Influenced Corrupt Organizations Act (RICO) and other claims. During the first quarter of 2004, the Company and Warrick were among five groups of companies put on an accelerated discovery track in the proceeding. In addition, Warrick and the Company are defendants in a number of such lawsuits in state courts. The actions are generally brought by states and/or political subdivisions and seek unspecified damages, including treble and punitive damages.

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

In April 2003, the Company received notice of a False Claims Act complaint brought by an individual purporting to act on behalf of the U.S. government against it and approximately 25 other pharmaceutical companies in the U.S. District Court for the Northern District of Texas. The complaint alleges that the pharmaceutical companies, including the Company, have defrauded the United States by having made sales to various federal governmental agencies of drugs that were allegedly manufactured in a manner that did not comply with current Good Manufacturing Practices. The Company and the other defendants filed a motion to dismiss the second amended complaint in this action on April 12, 2004.

Tax Matters

In October of 2001, the IRS auditors asserted, in reports, that the Company is liable for additional tax for the 1990 through 1992 tax years. The reports allege that two interest rate swaps that the Company entered into with an unrelated party should be recharacterized as loans from affiliated companies, resulting in approximately $195 million of tax, plus interest. The Company estimates the interest to be approximately $280 million. In April of 2004, the Company received a formal Notice of Deficiency (Statutory Notice) asserting the tax due. Management believes that it is probable that this matter will be litigated. Depending upon the court the Company chooses to litigate the case, it may be required to pay the tax and interest prior to litigation. Alternatively, the Company can go to Tax Court and not pay the tax and interest. Management believes that its tax reserves are adequate to cover the cost of the tax and interest that might result from an unfavorable outcome of this litigation regardless of the court chosen.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Shareholders and Board of Directors of
Schering-Plough Corporation:

We have reviewed the accompanying consolidated balance sheet of Schering-Plough Corporation and subsidiaries (the “Corporation”) as of March 31, 2004, and the related statements of consolidated operations and cash flows for the three-month periods ended March 31, 2004 and 2003. These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Schering-Plough Corporation and subsidiaries as of December 31, 2003, and the related statements of consolidated operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 19, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/Deloitte & Touche LLP

Parsippany, New Jersey
April 28, 2004

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

About the Company:

Schering-Plough is a research-based pharmaceutical company committed to discovering, developing, manufacturing and marketing new therapies and treatments to enhance human health.

As a research-based pharmaceutical company, Schering-Plough invests substantial amounts of funds in scientific research with the goal of creating important medical and commercial value. There is a high rate of failure inherent in scientific research and, as a result, there is a high risk that the funds invested will not generate financial returns. Further compounding this risk profile is the fact that research has a long investment cycle. To bring a pharmaceutical compound from discovery phase to commercial phase may take a decade or more. Because of the high risk nature of research investments, financial resources typically must come from internal sources (operations and cash reserves) or from equity-type capital.

The current state of the Company:

During the past three years, the Company experienced a confluence of negative events that have strained and continue to strain the Company’s financial resources. These negative events have converged almost simultaneously and in large part caused a rapid, sharp and material decline in sales, a material increase in costs and material amounts of actual and potential payments for fines, settlements and penalties. These events have had a severe, negative impact on the Company. If this situation were to continue unmitigated, it may impair the Company’s ability to invest in research at historical levels.

Throughout this period of time, the Company has held to its core strategy and continued to invest in scientific research at historical levels. However, this level of investment is not sustainable without a dramatic change in the current financial situation. If cash flow from operations does not increase materially, the Company would likely consider changing its current business model. Unfortunately, increased sales of existing products and cost reductions cannot alone be expected to increase cash flow from operations sufficiently to offset the negative events. In order to maintain its current business model, the Company must introduce new products in the near term.

There are two sources of new products: products acquired through acquisition and licensing arrangements, and products in the Company’s late-stage research pipeline. With respect to acquisitions and licensing, there are limited opportunities for critical late-stage products, and these limited opportunities typically require substantial amounts of funding. The Company competes for these products against companies often with far greater financial resources than that of the Company. Due to the present financial situation, it will be challenging for the Company to acquire or license critical late-stage products.

With respect to products in the Company’s late-stage research pipeline, there is only one product where approval is expected in the near term and which could materially increase cash flow from operations. That product is VYTORIN, the combination of ZETIA, the Company’s cholesterol absorption inhibitor, and ZOCOR, Merck’s statin medication. If approved in the U.S., VYTORIN will enable the Company to expand its position in the approximately $25 billion cholesterol-reduction market, the single largest pharmaceutical market in the world. However:

•	VYTORIN has not yet been approved in the U.S.

•	VYTORIN, if approved, will compete against other, well-established cholesterol-management products marketed by companies with financial resources much greater than that of the Company. The financial commitment to compete in this market place will be shared with Merck; however, profits from VYTORIN will also be shared with Merck.

Regardless of the outcome of VYTORIN, during 2004, the Company intends to seek access to the capital markets to obtain additional financing. It is expected that the financing would be used for general corporate purposes, which may include, among other things, refinancing of short-term debt or commercial paper, the funding of operating expenses, capital expenditures, licensing fees and milestone payments and the payment of settlement amounts, fines, penalties and other investigatory and litigation costs and expenses.

The Company’s credit rating could decline further. The impact of such decline could be reduced availability of commercial paper borrowing and would increase the interest rate on the Company’s long-term debt. If this were to occur, the Company may be forced to seek short-term financing from other sources at higher interest rates than that of commercial paper, or to repatriate additional funds currently held by foreign affiliates that would incur additional U.S. income tax.

Further, if VYTORIN does not provide a material amount of cash flow from operations, the Company would likely evaluate the need to examine strategic alternatives. With regard to an examination of strategic alternatives, the contracts with Merck for ZETIA and VYTORIN and the contract with Centocor, Inc. for REMICADE (exhibits 10(r) and 10(u), respectively, to the Company’s 2003 Form 10-K) contain provisions dealing with a change of control, as defined in those contracts. These provisions could result in the aforementioned products being acquired by Merck or reverting back to Centocor, Inc., as the case may be.

The negative events that have converged to strain financial resources during the past three years are summarized as follows:

•	Since 2001, the Company has been working with the FDA to resolve issues involving the Company’s compliance with current Good Manufacturing Practices (cGMP) at certain of its manufacturing sites in New Jersey and Puerto Rico. In 2002, the Company reached a formal agreement with the FDA for a consent decree. Under the terms of the consent decree, the Company has made payments totaling $500 million and agreed to revalidate the manufacturing processes at these sites. These manufacturing sites have remained opened throughout this period; however, the consent decree has placed significant additional controls on production and release of products from these sites, including review and third-party certification of production variances, and, for some products, review and third-party certification of batch production records. The third-party certifications and other cGMP improvement projects have resulted in higher costs as well as reduced output at these facilities. In addition, the Company has found it necessary to discontinue certain older products. The Company’s research and development operations have also been negatively impacted by the Decree because these operations share common facilities with the manufacturing operations. The Company’s commitments under the GMP Work Plan and Validation Program required by the consent decree are scheduled for completion by December 31, 2005. However, the consent decree will not be lifted at that point. The Decree will remain in place until the Company successfully petitions the court to have it lifted. Under the terms of the Decree, the Company is allowed to petition the court to lift the Decree if, after any five year period following the Decree’s entry in May 2002, the Company has not been notified by FDA of a significant violation of FDA law, regulation, or the Decree. Thus, the earliest date by which the Company could petition the court to lift the Decree is May 2007 (five years after the Decree’s entry). The Company has no assurance that the Decree will be lifted at that time. The impact of the consent decree is discussed in more detail in the sections that follow.

•	Certain of the Company’s sales and marketing practices are under investigation by the U.S. Attorney’s Offices in Pennsylvania and Massachusetts. These investigations pose significant financial and commercial risks to the Company. These matters are discussed in further detail in the sections that follow.

•	In December 2002, the Company switched all formulations of CLARITIN in the United States from prescription to over-the-counter (OTC) status. This switch followed the loss of marketing exclusivity for the product. The average unit selling price for an OTC product is much lower than the price in the prescription market. Further, with the loss of marketing exclusivity, the Company faces additional competition from comparable brands and generics in the OTC marketplace.

CLARITIN in the United States had been the Company’s leading product in terms of sales, and even more so in terms of profit. As a result, the Company has experienced a rapid, sharp and material decline in earnings and cash flow beginning in 2003.

•	The Company’s other leading franchise is the combination of pegylated interferon (PEG-INTRON) and ribavirin (REBETOL) to treat hepatitis C. In late 2002, a competitor entered the hepatitis C marketplace with its own versions of pegylated interferon and ribavirin, with aggressive pricing and marketing practices. Prior to the introduction of these competing products, the Company held a leading position in the hepatitis C market. With the introduction of this competitor, the Company’s market shares have fallen significantly. In addition, generic forms of REBETOL have been approved in the important U.S. market. As a result of the introduction of a competitor for pegylated interferon and the introduction of generic ribavirin, the value of the Company’s second most important product franchise has been and will continue to be severely diminished and earnings and cash flow have been and will continue to be negatively impacted by material amounts.

•	Sales of other important products have been negatively impacted by overall market conditions. For example, CLARINEX competes in a declining prescription antihistamine market and NASONEX competes in a market with little to no growth.

•	The Company’s manufacturing sites operate well below optimum levels due to the sales declines and the reduction in output related to the consent decree. At the same time, overall costs of operating the manufacturing sites have increased due to the consent decree activities. The impact of this is a material increase in costs. At this time, the major investments in manufacturing capacity are not impaired; however, the Company continues to review the carrying value of these assets for indications of impairment. Future events and decisions may lead to asset impairment losses and accelerated depreciation due to shortened asset lives.

In response to the above, a new management team has been appointed. A program was initiated to reduce costs and to reinvest the savings into the business to stabilize market shares of key products and to help ensure the successful launch of VYTORIN. Due to the need to reinvest, the overall cost structure of the Company has not declined. In spite of the additional investment, the market shares of the Company’s existing products have not yet responded in a meaningful way due to the need to realign the sales force to prepare for the launch of VYTORIN. In the first quarter, the Company incurred a loss as operating expenses and interest costs exceeded gross profit. The Company’s ability to generate profits is dependent upon growing sales of existing products, launching VYTORIN, when approved, and controlling expenses. Management cannot give assurance that operations will generate profits in the near term, especially if the approval of VYTORIN is delayed or if VYTORIN is not a commercial success.

Net Sales

Consolidated net sales for the first quarter totaled $2.0 billion, a decrease of $119 million or 6 percent compared with the same period in 2003. Consolidated net sales reflected a volume decline of 11 percent, a favorable foreign exchange rate impact of 6 percent and an unfavorable price impact of 1 percent. Net sales in the United States decreased 23 percent versus the first quarter of 2003 and net sales internationally advanced 10 percent. International sales included a favorable foreign exchange rate impact of 12 percent.

Net sales for the first quarter were as follows:

(Dollars in millions)

	2004	2003	%
Global Pharmaceuticals	$1,481	$1,646	(10)
Remicade	165	114	45
PEG-Intron	148	221	(33)
Nasonex	140	79	78
Clarinex	130	173	(25)
Rebetol	99	219	(55)
Claritin Rx *	91	89	3
Temodar	86	59	46
Integrilin	73	89	(18)
Intron A	69	74	(7)
Subutex	44	31	44
Elocon	38	39	(1)
Caelyx	34	22	55
Consumer Health Care	312	293	7
OTC	157	157	N/M
Foot Care	76	62	24
Sun Care	79	74	7
Animal Health	170	143	20

Consolidated net sales	$1,963	$2,082	(6)

N/M – Not a meaningful percentage.

* Includes international sales of Claritin Rx only. Canadian sales of Claritin are now reported in the OTC Claritin line within Consumer Health Care. The prior period has been reclassified accordingly.

Certain prior period amounts have been reclassified to conform to the current year presentation.

International net sales of REMICADE, for the treatment of rheumatoid arthritis, Crohn’s disease and ankylosing spondylitis, were up $51 million or 45 percent to $165 million in the first quarter, primarily in Europe, due to increased patient utilization.

Global net sales of PEG-INTRON Powder for Injection, a pegylated interferon product for treating hepatitis C, decreased 33 percent to $148 million due to ongoing market competition. Market share of PEG-INTRON has been declining, reflecting the entrance of a competitor’s new products in the hepatitis C market in 2003. The decline was tempered by changes in U.S. trade inventory levels and the launch of the PEG-INTRON REDIPEN precision-dosing pen in several markets.

In the 2004 first quarter, global net sales of NASONEX Nasal Spray, a once-daily corticosteroid nasal spray for allergies, increased 78 percent to $140 million due to a favorable comparison with the 2003 first quarter, when sales had declined due to U.S. trade inventory reductions. NASONEX is experiencing intense competition in the U.S. allergy market. International sales of NASONEX grew 31 percent to $58 million for the quarter due to market share gains and market growth.

Global net sales of CLARINEX for the treatment of seasonal outdoor allergies and year-round indoor allergies were $130 million in the first quarter of 2004, a decline of 25 percent versus 2003, due to trade inventory fluctuations coupled with the continued contraction in the U.S. prescription antihistamine market following the launch of OTC CLARITIN and other branded and non-branded nonsedating antihistamines and market share declines. CLARINEX continues to experience intense competition in the U.S. allergy market.

In the first quarter of 2004, global net sales of REBETOL Capsules for treating hepatitis C, decreased 55 percent to $99 million due to ongoing market competition. Generic versions of REBETOL were launched in the United States in April 2004. U.S. sales of REBETOL were $31 million for the first quarter of 2004.

International net sales of prescription CLARITIN increased 3 percent to $91 million in the first quarter of 2004 due to the favorable effect of foreign exchange coupled with market share gains in Japan.

Global net sales of TEMODAR Capsules, for treating certain types of brain tumors, increased 46 percent to $86 million for the quarter due to increased market penetration.

In the first quarter of 2004, global net sales of INTEGRILIN Injection, a glycoprotein platelet aggregation inhibitor for the treatment of patients with acute coronary syndromes, decreased 18 percent to $73 million due to changes in U.S. trade inventory levels tempered by increased patient utilization in the United States.

Global net sales of INTRON A Injection, for chronic hepatitis B and C and other antiviral and anticancer indications, decreased 7 percent to $69 million due to decreased patient enrollment in Japan.

International sales of SUBUTEX, for the treatment of opiate addiction, increased 44 percent to $44 million due to increased demand.

International net sales of CAELYX, a long-circulating pegylated liposomal formulation of doxorubicin hydrochloride, increased 55 percent to $34 million for the quarter due to increased patient utilization coupled with the ongoing launch of a new indication for the treatment of metastatic breast cancer in patients who are at increased cardiac risk.

Contributing to the decline in global sales in the first quarter of 2004 was the absence of LOSEC revenues in Europe, as the Company’s agreement with AstraZeneca ended in the 2003 third quarter. LOSEC revenues in the 2003 first quarter were $39 million.

Net sales of consumer health care products, which include OTC, foot care and sun care products, increased $19 million or 7 percent in the first quarter. OTC product net sales remained flat, as the strong cold/flu season was tempered by an unfavorable comparison to the 2003 first quarter, which had benefited from OTC CLARITIN’s initial launch period. Sales of OTC CLARITIN for the first quarter of 2004 and 2003 were $117 million and $129 million, respectively. OTC CLARITIN is experiencing intense competition from other branded and non-branded OTC antihistamines. Net sales of foot care products increased $14 million or 24 percent in the quarter due to the launch of FREEZE AWAY wart remover and MASSAGING GEL insoles.

Global net sales of animal health products increased 20 percent in the first quarter of 2004 to $170 million. Sales were favorably impacted by foreign exchange of 12 percent, coupled with improved supply for certain products.

Cost, Expenses and Equity Income

Cost of sales as a percentage of net sales increased to 37.7 percent for the first quarter of 2004, from 31.6 percent in 2003. The increase was primarily due to an unfavorable change in product sales mix (higher sales of relatively high-cost products such as REMICADE and lower sales of low-cost products such as CLARINEX). The increase was also the result of higher unit manufacturing costs associated with the Company’s compliance and quality-related obligations coupled with lower production volumes. The absence of European LOSEC revenues in the first quarter of 2004 contributed to the unfavorable comparison as well.

Selling, general and administrative expenses increased 9 percent to $914 million in the first quarter versus $843 million last year. The increase was mostly due to higher sales force and related costs associated with the previously reported expansion of the field force to prepare for the VYTORIN launch and continued investment to support key brands coupled with the unfavorable impact of foreign exchange. The ratio to net sales of 46.6 percent in the first quarter was higher than the ratio of 40.5 percent last year, primarily due to lower overall sales reported in the 2004 first quarter.

Research and development spending increased 15 percent to $372 million in the first quarter, representing 19.0 percent of net sales. The increase reflects the timing of spending on R&D projects for programs such as NOXAFIL (posaconazole suspension), a novel, oral broad-spectrum antifungal, and PEG-INTRON.

In the first quarter of 2004, Other (income) expense, net reflects higher net interest expense from increased borrowings including higher borrowing costs associated with the long-term debt issued in the 2003 fourth quarter.

Special Charges

Special charges for the first quarter of 2004 totaled $70 million, comprised of $44 million in employee termination costs and $26 million in asset impairment charges.

Employee Termination Costs

In August 2003, the Company announced a global workforce reduction initiative. The first phase of this initiative was a Voluntary Early Retirement Program (VERP) in the United States. The total cost of this program is estimated to be $191 million, comprised of increased pension costs of $108 million, increased post-retirement health care costs of $57 million, vacation payments of $4 million and costs related to accelerated vesting of stock grants of $22 million. Amounts recognized relating to this program during the first quarter of 2004 were $9 million, with cumulative costs of $173 million recognized as of March 31, 2004. Amounts expected to be recognized during the remainder of 2004 and 2005 are $11 million and $7 million, respectively.

The Company also recognized $35 million of other employee severance costs in the first quarter of 2004.

Asset Impairment Charges

The Company recognized $26 million of asset impairment charges in the first quarter primarily related to the anticipated exit from a small European research-and-development facility.

Equity Income from Cholesterol Joint Venture

Global sales of ZETIA totaled $189 million in the 2004 first quarter compared with sales of $46 million in 2003. ZETIA has now been approved in 62 countries. In the United States, more than 7.5 million prescriptions have been written for the product since its U.S. launch in November 2002, according to IMS Health. As a result of the approval in Mexico of the ezetimibe/simvastatin product, Schering-Plough earned a $7 million milestone in the 2004 first quarter. The Company utilizes the equity method of accounting for its cholesterol joint venture with Merck. Under that method, the Company records its share of the operating profits less its share of the research and development costs in “Equity income from cholesterol joint venture.” Operating profit in the context of the joint venture represents net sales, less cost of sales, direct promotion expenses and other costs that the Company and Merck may agree to share. Operating profit excludes the cost of the Company’s sales forces throughout the world, as well as the many indirect costs incurred by the Company to support the manufacturing, marketing and management of ZETIA and VYTORIN. As such, the amount reported as “Equity income from cholesterol joint venture” represents what the Company receives from the joint venture to fund the costs incurred by the Company that are not shared with Merck. “Equity income from cholesterol joint venture,” as defined, totaled $78 million in the 2004 first quarter, which includes the $7 million receipt for the Mexico approval.

Net (loss)/income

Net (loss)/income was a loss of ($73) million for the first quarter versus income of $173 million in 2003. Net (loss)/income in 2004 includes pre-tax special charges of $70 million, as described above.

Effective tax rate

The effective tax rate was 20.0 percent in the first quarters of 2004 and 2003.

(Loss)/Earnings per common share

Diluted (loss)/earnings per common share decreased to a loss of ($0.05) in the first quarter of 2004 versus $0.12 of earnings last year. Foreign exchange had no impact on diluted (loss)/earnings per share in the first quarter. The Company advises that the trend in earnings should be viewed with and without the aforementioned special charges.

Liquidity and financial resources – three months ended March 31, 2004

Background

The following background information may be useful to the reader in understanding the current state of the Company’s liquidity and financial resources.

At March 31, 2004, approximately 90 percent of all cash and cash equivalents and short-term investments shown in the accompanying balance sheet was held by wholly owned, foreign-based subsidiaries. At the same time, substantially all of the debt shown in the accompanying balance sheet was owed by the parent company or wholly owned, U.S.-based subsidiaries.

In the past, this geographic disparity between the location of the funds and the location of debt was not a pivotal issue for the Company. However, with the material decline in earnings following the loss of marketing exclusivity of CLARITIN in the United States, this geographic disparity has taken on more importance.

Cash and cash equivalents, plus short-term investments, exceeded total debt at March 31, 2004 by $1.4 billion. However, using the funds held by the foreign-based subsidiaries for the cash needs of the U.S.-based subsidiaries may result in U.S. income tax payments. The amount of any U.S. income tax payments would depend upon a number of factors, including the amount of the funds used and whether the U.S. operations were generating taxable profits or losses.

In 2003, the U.S. operations generated tax losses, primarily due to the decline of CLARITIN sales and the continued investment in research and development. For 2003, the entire amount of the U.S. tax losses was used to recoup taxes paid in previous years (carryback benefit).

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

As discussed below, the Company expects to finance a portion of its cash needs in 2004 and possibly beyond by accessing some of the funds held by the foreign-based subsidiaries. The funds that the Company expects to access represent foreign earnings to be generated in 2004 and beyond. The Company does not expect to incur additional U.S. income taxes when accessing these funds because these taxable distributions will be absorbed by the expected U.S. operating losses. However, the Company could owe additional U.S. taxes on additional foreign distributions, were it to be unable to finance any U.S. cash requirements which exceed the expected U.S. operating losses. Currently, the Company believes it can finance any such requirements.

Discussion of Cash Flow

Cash provided by operating activities totaled $229 million in the first quarter of 2004 compared to $441 million for the same period in 2003. Cash provided by operating activities declined in the first quarter of 2004 due to lower sales of PEG-INTRON and REBETOL and higher manufacturing costs. A portion of the cash flow impact of lower sales was mitigated by the collection of a $404 million U.S. tax refund related to the previously described “carryback benefit”.

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

The Company intends to seek access to the capital markets to obtain additional financing. It is expected that the financing would be used for general corporate purposes, which may include, among other things, refinancing of short-term debt or commercial paper, the funding of operating expenses, capital expenditures, licensing fees and milestone payments and the payment of settlement amounts, fines, penalties and other investigatory and litigation costs and expenses. On March 2, 2004, the Company filed a shelf registration with the SEC that allows the Company to issue up to $2 billion in various debt and equity securities. The shelf registration has not yet been declared effective.

The Company’s credit rating could decline further. The impact of such decline could be reduced availability of commercial paper borrowing and would increase the interest rate on the Company’s long-term debt. If this were to occur, the Company may have to seek short-term financing from other sources at higher interest rates than that of commercial paper, or to repatriate additional funds currently held by foreign affiliates that would incur additional U.S. income tax.

Borrowings and Credit Facilities

On November 26, 2003, the Company issued $1.25 billion aggregate principal amount of 5.3 percent senior unsecured notes due 2013 and $1.15 billion aggregate principal amount of 6.5 percent senior unsecured notes due 2033. Proceeds from this offering of $2.4 billion are being used for general corporate purposes, including to repay commercial paper outstanding in the United States. Upon issuance, the notes were rated A3 by Moody’s Investors’ Service (Moody’s) and A+ (on CreditWatch with negative implications) by Standard & Poor’s (S&P). The interest rates payable on the notes are subject to adjustment. If the rating assigned to the notes by either Moody’s or S&P is downgraded below “A3” or “A-,” respectively, the interest rate payable on that series of notes will increase. See the “Borrowings” footnote included in the financial statements to this report for additional information.

The Company has three revolving credit facilities totaling $2 billion. The most recently negotiated facility (September 2003) is a $1 billion, 364-day credit facility from three major financial institutions that can be drawn down in the United States. This facility matures in September 2004. The other facilities are with a syndicate of financial institutions and provide for $500 million that can be drawn down in the United States through May 2004 with repayment due May 2005, and a second multi-currency facility for $500 million that can be drawn down in the United States and internationally through the maturity date in May 2006. At March 31, 2004, no funds were drawn under any of these facilities.

At March 31, 2004, short-term borrowings totaled $803 million. Approximately 90 percent of this was outstanding commercial paper. The commercial paper ratings discussed below have not significantly affected the Company’s ability to issue or roll over its outstanding commercial paper borrowings at this time. However, the ability of commercial paper issuers, such as the Company, with one or more short-term credit ratings of “P-2” from Moody’s, “A-2” from S&P and/or “F2” from Fitch Ratings (Fitch) to issue or roll over outstanding commercial paper can, at times, be less than that of companies with higher short-term credit ratings. In addition, the total amount of commercial paper capacity available to such issuers is typically less than that of higher rated companies. The Company maintains sizable lines of credit with commercial banks, as well as cash and short-term investments held by foreign-based subsidiaries, to serve as alternative sources of liquidity and to support its commercial paper program.

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

On March 2, 2004, the Company filed a shelf registration with the SEC that enables the Company to issue up to $2 billion in various debt and equity securities, which has not yet become effective. On March 3, 2004, S&P assigned the shelf registration a preliminary rating of “A-” for senior unsecured debt and a preliminary subordinated debt rating of “BBB+”.

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

Financial Arrangements Containing Credit Rating Downgrade Triggers

The Company has two separate arrangements that enable it to manage cash flows between its U.S. subsidiaries and its foreign-based subsidiaries. Both of these arrangements employ interest rate swaps, and both of these arrangements have similar credit rating downgrade triggers which allow the counterparty to call for early termination. The credit rating downgrade triggers require the Company to maintain a long-term debt rating of at least “A2” by Moody’s or “A” by S&P. Both S&P’s and Moody’s current credit ratings are below this specified minimum. As a result, the counterparties to the interest rate swaps can elect early termination following a specified period, as described below.

One of the arrangements utilizes two long-term interest rate swap contracts, one between a foreign-based subsidiary and a bank and the other between a U.S. subsidiary and the same bank. The two contracts have equal and offsetting terms and are covered by a master netting arrangement. The contract involving the foreign-based subsidiary permits the subsidiary to prepay a portion of its future obligation to the bank, and the contract involving the U.S. subsidiary permits the bank to prepay a portion of its future obligation to the U.S. subsidiary. Interest is paid on the prepaid balances by both parties at market rates. Prepayments totaling $1.9 billion have been made under both contracts. (Prepayments of $1.9 billion were made at March 31, 2003). The prepaid amounts have been netted in the preparation of the consolidated balance sheet in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts.”

This arrangement provides that in the event the Company fails to maintain the required minimum credit ratings, the counterparty may terminate the transaction by designating an early termination date not earlier than 36 months following the date of such notice to terminate. However, if such notice is given, the early termination consequences discussed below would occur at the end of the three-year period. As of this date, the counterparty has not given the Company notice to terminate.

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

As stated above, both S&P’s and Moody’s current credit ratings are below the specified minimum, however, termination of the transaction cannot occur earlier than 36 months following the date on which the Company receives a termination notice from the counterparty. As of this date, the Company has not received a termination notice from the counterparty. Accordingly, early termination is not imminent.

Due to this fact, as well as the alternative courses of action available to the Company in the event of early termination, the potential of early termination does not impact current liquidity and financial resources.

The second arrangement utilizes long-term interest rate swap contracts, one entered into in 1991 with a notional principal of $650 million and a second entered into in 1992 with a notional principal of $950 million. The terms of these contracts enable the Company to sell the right to receive payments while retaining the obligation to make payments. In 1991 and 1992, the U.S. parent company sold the rights to receive payments under both contracts to two foreign-based subsidiaries in return for approximately $700 million (fair value). This intercompany transaction has been eliminated in the preparation of the consolidated financial statements. (The Internal Revenue Service has asserted that these transactions were not a sale but a loan on which additional U.S. income taxes are due. The Company expects to litigate this matter as described in the “Legal, Environmental and Regulatory Matters” footnote to the financial statements.)

The contracts allow the counterparty to effectively terminate the transaction if the Company fails to maintain the required minimum credit ratings and within 60 days does not restore at least one of the required minimum credit ratings. The Company’s credit rating fell below the required minimum credit rating on February 18, 2004. The Company was unable to restore at least one of its credit ratings in the allotted time and as a result, an early termination event has occurred. On April 1, 2004, the U.S. parent reacquired from the foreign based subsidiaries the right to receive payments under both contracts from the counterparty at its fair market value. The reacquisition resulted in the U.S. parent making a cash payment to the foreign affiliates of approximately $400 million. The Company is currently negotiating termination of the swap contracts with the counterparty. Termination of the swaps is not expected to result in a material event impacting current liquidity and financial resources.

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

The Company cannot predict what net effect the Medicare prescription drug benefit will have on markets and sales. The program does not go into effect until 2006 and many of the Company’s leading drugs are already covered under Medicare Part B (e.g., TEMODAR, INTEGRILIN and INTRON A). Others have a relatively small portion of their sales to the Medicare population (e.g. CLARINEX, the hepatitis C franchise). The Company could experience expanded utilization of ZETIA and new drugs in the Company’s R&D pipeline. Of greater consequence for the Company may be the legislation’s impact on pricing, rebates and discounts.

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

On November 27, 2002, the Company announced that all five formulations of the CLARITIN brand of non-drowsy allergy products had been approved at their original prescription strengths by the FDA as OTC medicines for the treatment of allergies. The Company also has been informed by the FDA that the New Drug Applications (NDAs) for these CLARITIN formulations, as well as for all indications (allergies and hives), will be transferred from the FDA’s Pulmonary Division Office of Drug Evaluation II to the Division of Over-the-Counter Drug Products Office of Drug Evaluation V. The Company launched OTC CLARITIN in the United States in December 2002. Also in December 2002, a competing OTC loratadine product was launched in the United States. In the third quarter of 2003, the Company began to face additional private-label competition for its OTC CLARITIN line of nonsedating antihistamines, as the initial 180-day period of exclusivity expired for the first OTC generic competitor. In November 2003, the FDA approved CLARITIN for the over-the-counter relief of hives.

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

As disclosed in filings with the U.S. Securities and Exchange Commission (SEC) and as noted in the “Legal, Environmental and Regulatory Matters” footnote included in the financial statements to this report, three drug manufacturers have submitted ANDAs to the FDA seeking to market generic forms of REBETOL (ribavirin) Capsules in the United States before the expiration of the Company’s patents covering ribavirin formulations. The Company has sued those manufacturers in federal court for infringement. During 2003, the Company entered into separate licensing agreements with Three Rivers Pharmaceuticals, L.L.C. (Three Rivers), Geneva Pharmaceuticals, Inc. (Geneva) and Teva Pharmaceuticals USA, Inc. (Teva) that settled all patent litigation between the Company, Three Rivers, Geneva and Teva and granted those three companies each a non-exclusive, non-sublicensable license to the Company’s U.S. ribavirin patents. These settlements do not affect Three Rivers’, Geneva’s or Teva’s reported patent litigation with Ribapharm, Inc., a subsidiary of Valeant Pharmaceuticals International, (Ribapharm), relating to ribavirin patents. That litigation was dismissed upon defendants’ motion for summary judgment on July 16, 2003. Ribapharm has appealed the summary judgment decision. Ribapharm has also petitioned the FDA to deny approval of the Three Rivers, Geneva and Teva products. The FDA denied the Ribapharm petition and has approved generic ribavirin. Generic forms of ribavirin entered the U.S. market in April 2004. The REBETOL patents are material to the Company’s business. U.S. sales of REBETOL in 2003 were $306 million.

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

In October 2002, Merck/Schering-Plough Pharmaceuticals announced that the FDA approved ZETIA (ezetimibe) 10 mg for use either by itself or together with statins for the treatment of elevated cholesterol levels. In March 2003, the Company announced that ezetimibe (EZETROL, as marketed in Europe) had successfully completed the European Union (EU) mutual recognition procedure (MRP). With the completion of the MRP process, the 15 EU member states as well as Iceland and Norway can grant national marketing authorization with unified labeling for EZETROL. EZETROL has been launched in many international markets. The Merck/Schering-Plough partnership is also pursuing the development and marketing of a once-daily tablet combining ezetimibe with simvastatin (Zocor), Merck’s cholesterol-modifying medicine. Ezetimibe/simvastatin received regulatory approval in Germany in April of 2004 and in Mexico in March of 2004.

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

In connection with its discussions with FDA regarding the Company’s cGMP Work Plans, and pursuant to the terms of the decree, the Company and the FDA entered into a letter agreement dated April 14, 2003. In the letter agreement the Company and the FDA agreed to extend by six months the time period during which the Company may incur payments as described above with respect to certain of the

Significant Steps whose due dates are December 31, 2005. The letter agreement does not increase the yearly or overall caps on payments described above.

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

In April 2003, the Company received notice of a False Claims Act complaint brought by an individual purporting to act on behalf of the U.S. government against it and approximately 25 other pharmaceutical companies in the U.S. District Court for the Northern District of Texas. The complaint alleges that the pharmaceutical companies, including the Company, have defrauded the United States by having made sales to various federal governmental agencies of drugs that were allegedly manufactured in a manner that did not comply with current Good Manufacturing Practices. The Company and the other defendants filed a motion to dismiss the second amended complaint in this action on April 12, 2004.

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

Critical Accounting Policies

Refer to “Management’s Discussion and Analysis of Operations and Financial Condition” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 for disclosures regarding the Company’s critical accounting policies.

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

In particular, forward-looking statements include statements relating to future actions, ability to access the capital markets, prospective products, the status of product approvals, future performance or results of current and anticipated products, sales efforts, development programs, expenses and programs to reduce expenses, the cost of and savings from reductions in work force, the outcome of contingencies such as litigation and investigations, growth strategy and financial results.

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

Many factors could cause actual results to differ from Schering-Plough’s forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. Although it is not possible to predict or identify all such factors, they may include the following:

•	A significant portion of net sales are made to major pharmaceutical and health care products distributors and major retail chains in the United States. Consequently, net sales and quarterly growth comparisons may be affected by fluctuations in the buying patterns of major distributors, retail chains and other trade buyers. These fluctuations may result from seasonality, pricing, wholesaler buying decisions or other factors.

•	Competitive factors, including technological advances attained by competitors, patents granted to competitors, new products of competitors coming to the market, new indications for competitive products or generic prescription or OTC competition as Schering-Plough’s products mature and patents expire on products.

•	Increased pricing pressure both in the United States and abroad from managed care organizations, institutions and government agencies and programs. In the United States, among other developments, consolidation among customers may increase pricing pressures and may result in various customers having greater influence over prescription decisions through formulary decisions and other policies.

•	Possible U.S. legislation or regulatory action affecting, among other things, pharmaceutical pricing and reimbursement, including Medicaid and Medicare, involuntary approval of prescription medicines for over-the-counter use, the potential impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 and other health care reform initiatives and drug importation legislation. Legislation or regulations in markets outside the U.S. affecting product pricing, reimbursement or access. Laws and regulations relating to trade, antitrust, monetary and fiscal policies, taxes, price controls and possible nationalization.

•	Patent positions can be highly uncertain and patent disputes are not unusual. An adverse result in a patent dispute can preclude commercialization of products or negatively impact sales of existing products or result in injunctive relief and payment of financial remedies.

•	Uncertainties of the FDA approval process and the regulatory approval and review processes in other countries, including, without limitation, delays in approval of new products.

•	Failure to meet Good Manufacturing Practices established by the FDA and other governmental authorities can result in delays in the approval of products, release of products, seizure or recall of products, suspension or revocation of the authority necessary for the production and sale of products, fines and other civil or criminal sanctions. The resolution of manufacturing issues with the FDA discussed in Schering-Plough’s 10-Ks, 10-Qs and 8-Ks are subject to substantial risks and uncertainties. These risks and uncertainties, including the timing, scope and duration of a resolution of the manufacturing issues, will depend on the ability of Schering-Plough to assure the FDA of the quality and reliability of its manufacturing systems and controls, and the extent of remedial and prospective obligations undertaken by Schering-Plough.

•	Difficulties in product development. Pharmaceutical product development is highly uncertain. Products that appear promising in development may fail to reach market for numerous reasons. They may be found to be ineffective or to have harmful side effects in clinical or pre-clinical testing, they may fail to receive the necessary regulatory approvals, they may turn out not to be economically feasible because of manufacturing costs or other factors or they may be precluded from commercialization by the proprietary rights of others.

•	Efficacy or safety concerns with respect to marketed products, whether or not scientifically justified, leading to recalls, withdrawals or declining sales.

•	Major products such as CLARITIN, CLARINEX, INTRON A, PEG-INTRON, REBETOL Capsules, REMICADE and NASONEX accounted for a material portion of Schering-Plough’s 2003 revenues. If any major product were to become subject to a problem such as loss of patent protection, OTC availability of the Company’s product or a competitive product (as has been disclosed for CLARITIN and its current and potential OTC competition), previously unknown side effects; if a new, more effective treatment should be introduced; generic availability of competitive products; or if the product is discontinued for any reason, the impact on revenues could be significant. Also, such information about important new products, such as ZETIA, or important products in our pipeline, such as VYTORIN, may impact future revenues. Further, the launch of VYTORIN may negatively impact sales of ZETIA.

•	Unfavorable outcomes of government (local and federal, domestic and international) investigations, litigation about product pricing, product liability claims, other litigation and environmental concerns could preclude commercialization of products, negatively affect the profitability of existing products, materially and adversely impact Schering-Plough’s financial condition and results of operations, or contain conditions that impact business operations, such as exclusion from government reimbursement programs.

•	Economic factors over which Schering-Plough has no control, including changes in inflation, interest rates and foreign currency exchange rates.

•	Instability, disruption or destruction in a significant geographic region - due to the location of manufacturing facilities, distribution facilities or customers - regardless of cause, including war, terrorism, riot, civil insurrection or social unrest; and natural or man-made disasters, including famine, flood, fire, earthquake, storm or diseases.

•	Changes in tax laws including changes related to taxation of foreign earnings.

•	Changes in accounting standards promulgated by the American Institute of Certified Public Accountants, the Financial Accounting Standards Board or the SEC, or the Public Company Accounting Oversight Board that would require a significant change to Schering-Plough’s accounting practices.

For further details and a discussion of these and other risks and uncertainties, see Schering-Plough’s past and future SEC filings.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk primarily from changes in foreign currency exchange rates and, to a lesser extent, from interest rates and equity prices. Refer to “Management’s Discussion and Analysis of Operations and Financial Condition” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 for additional information.

Item 4. Controls and Procedures

Management, including the chief executive officer and the chief financial officer, has evaluated the Company’s disclosure controls and procedures as of the end of the quarterly period covered by this Form 10-Q and has concluded that the Company’s disclosure controls and procedures are effective. They also concluded that there were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Legal proceedings involving the Company are described in the 2003 10-K, referred to as the “Report” in this Legal Proceedings Item. Unless specifically indicated below, matters described in the Report are still pending. The following description should be read together with the Report. It covers material developments to previously reported proceedings and new legal proceedings involving the Company that arose since the February 26, 2004 filing date of the 10-K.

Massachusetts Investigation. The U.S. Attorney’s Office for the District of Massachusetts is also investigating whether the Company’s sales of a product manufactured under a private label arrangement with a managed care organization should have been included in the Company’s Medicaid best price calculations. In early November 2002, the Company was served with two additional grand jury subpoenas by the U.S. Attorney for the District of Massachusetts. Among other information, the subpoenas seek a broad range of information concerning the Company’s sales, marketing and clinical trial practices and programs with respect to INTRON A, REBETRON and TEMODAR; the Company’s sales and marketing contacts with managed care organizations and doctors; and the Company’s offering or provision of grants, honorariums or other items or services of value to managed care organizations, physician groups, doctors and educational institutions. The Company understands that this investigation is focused on whether certain sales, marketing and clinical trial practices and conduct related thereto, which in certain instances relate to the use of one or more of the above-mentioned products for indications for which FDA approval had not been obtained - so-called “off-label” uses - were in violation of federal laws and regulations with respect to off-label promotional activities. The investigation also appears to focus on whether drug samples, clinical trial grants and other items or services of value were given to providers to incentivize them to prescribe one or more of the above-mentioned products, including for “off-label” uses, in violation of the federal health care anti-kickback laws. In April 2004, the Company received an additional grand jury subpoena that requests documents concerning PROVENTIL, VANCERIL, VANCENASE, NITRO-DUR, IMDUR, K-DUR and CLARITIN. The subpoena requests (1) documents from certain managed care entities; (2) documents relating to all contracts where the price of one drug is dependent on the purchase of another; (3) documents relating to outside audits in the Medicaid best price area; and (4) documents concerning Warrick, the Company’s generic subsidiary. The Company has implemented certain changes to its sales, marketing and clinical trial practices and is continuing to review those practices to ensure compliance with relevant laws and regulations. The Company is cooperating with these investigations. Future sales of INTRON A, REBETRON and TEMODAR may be adversely affected, but the Company cannot at this time predict the ultimate impact, if any, on such sales. The outcome of these investigations could include the commencement of civil and/or criminal proceedings involving the imposition of substantial fines, penalties and injunctive or administrative remedies, including exclusion from government reimbursement programs. During the 2003 third quarter, the Company increased its litigation reserves related to the investigations by the U.S. Attorney’s Office for the District of Massachusetts and the investigation by the U.S. Attorney’s Office for the Eastern District of Pennsylvania, by $350 million. The increased litigation reserves reflect an adjustment to the Company’s estimate of its minimum liability relating to those investigations, in compliance with GAAP. Under GAAP, companies are required to estimate and recognize a minimum liability when a loss is probable but no better estimate of the loss can be made. In the fourth quarter of 2002, the Company increased its litigation reserves by $150 million for the same matters. The Company notes that its total reserves reflect an estimate and that any final settlement or adjudication of any of these matters could possibly be less than or could materially exceed the aggregate liability accrued by the Company and could have a materially adverse effect on the operations or financial condition of the Company. The Company cannot predict the timing of resolution of these matters or their outcomes.

Derivative Action. On August 18, 2003, a lawsuit filed in the New Jersey Superior Court, Chancery Division, Union County, was served on the Company (as a nominal defendant) and the Company’s outside directors, alleging breach of fiduciary duty by the directors relating to the Company’s receipt of the Boston Target Letter described under the “Investigations” section in the “Legal, Environmental and Regulatory Matters” footnote. This action was temporarily stayed pending adjudication of a separate but related action framed as a shareholder request for access to the Company’s books and records and seeking documents and other information relating to the Massachusetts investigation. In March 2004, the Superior Court granted the Company’s motion for summary judgment and dismissed the books and records action. The plaintiffs have indicated that they intend to amend their complaint in the derivative action.

Antitrust and FTC Matters. The Federal Court in Illinois remanded the conspiracy portion of the cases of those retailers that opted out of the class action back to the district courts where they were filed. These cases have now been consolidated in Federal District Court in Brooklyn, New York. The Federal Court in Illinois has jurisdiction over the Robinson-Patman portion of these cases. The Company settled almost all of the remaining conspiracy and Robinson-Patman claims in the cases during April 2004. Costs arising from the settlement were approximately $9.5 million.

Plaintiffs in these antitrust actions generally seek treble damages in an unspecified amount and an injunction against the allegedly unlawful conduct.

Following the commencement of the FTC administrative proceeding, alleged class action suits were filed on behalf of direct and indirect purchasers of K-DUR against the Company, Upsher-Smith and Lederle in federal and state courts. These suits all allege essentially the same facts and claim violations of federal and state antitrust laws, as well as other state statutory and/or common law causes of action. On April 6, 2004, the court overseeing these actions in federal court remanded 19 of the approximately 40 lawsuits back to various state courts. A motion to dismiss the remaining actions is pending.

Pricing Matters. During the third quarter of 2000, Warrick Pharmaceuticals (Warrick), the Company’s generics subsidiary, was sued by the state of Texas. In June 2002, the Company and its subsidiary, Schering Corporation, were added as defendants. The lawsuit alleges that Warrick supplied the state with false reports of wholesale prices, which caused the state to pay Medicaid claims on prescriptions of Warrick’s albuterol sulfate solution and inhaler at a higher-than-justified level. The state seeks damages of approximately $106 million against Warrick, including treble damages and penalties. During April 2004, the Company settled these claims for $27 million.

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

Included in the PAL litigation described in the prior paragraph are lawsuits that allege that the Company and Warrick reported inflated AWPs for prescription pharmaceuticals and thereby caused state and federal entities and third-party payers to make excess reimbursements to providers. Some of these actions also allege that the Company and Warrick failed to report accurate prices under the Medicaid Rebate Program and thereby underpaid rebates to some states. These actions, which began in October 2001, have been brought by state Attorneys General, private plaintiffs, nonprofit organizations and employee benefit funds. They allege violations of federal and state law, including fraud, antitrust, Racketeer Influenced Corrupt Organizations Act (RICO) and other claims. During the first quarter of 2004, the Company and Warrick were among five groups of companies put on an accelerated discovery track in the proceeding. In addition, Warrick and the Company are defendants in a number of such lawsuits in state courts. The actions are generally brought by states and/or political subdivisions and seek unspecified damages, including treble and punitive damages.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on April 27, 2004. At the meeting:

1.	Four nominees for director were elected for a three-year term by a vote of shares as follows:

     Fred Hassan received 1,270,798,792 votes for his election (97.49% of shares voted; 86.36% of shares outstanding) and 32,882,222 votes were withheld (2.53% of shares voted; 2.24% of outstanding shares).

     Philip Leder, M.D. received 1,273,473,248 votes for his election (97.69% of shares voted; 86.54% of shares outstanding) and 30,207,766 votes were withheld (2.32% of shares voted; 2.06% of outstanding shares).

     Eugene R. McGrath received 1,270,744,681 votes for his election (97.48% of shares voted; 86.35% of shares outstanding) and 32,936,333 votes were withheld (2.53% of shares voted; 2.24% of outstanding shares).

     Richard de J. Osborne received 1,257,304,598 votes for his election (96.45% of shares voted; 85.44% of shares outstanding) and 46,376,416 votes were withheld (3.56% of shares voted; 3.16% of outstanding shares).

2.	The designation by the Audit Committee of Deloitte & Touche LLP to audit the books and accounts of the Company for the year ending December 31, 2004 was ratified by a vote of 98.22% of shares voted (or 87.01% of outstanding shares):

For	Against	Abstain
1,280,389,552	15,370,618	7,920,844

3.	The Operations Management Team Incentive Plan was approved by a vote of 94.7% of shares voted (or 83.9% of outstanding shares):

For	Against	Abstain
1,234,591,283	57,879,831	11,209,900

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits - The following Exhibits are filed with this document:

Exhibit Number	Description
10	Letter agreement dated March 11, 2004 between Thomas Sabatino, Jr. and Schering-Plough Corporation

12	Computation of Ratio of Earnings to Fixed Charges

15	Awareness letter

31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chairman of the Board, Chief Executive Officer and President

31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification for Executive Vice President and Chief Financial Officer

32.1	Sarbanes-Oxley Act of 2002, Section 906 Certification for Chairman of the Board, Chief Executive Officer and President

32.2	Sarbanes-Oxley Act of 2002, Section 906 Certification for Executive Vice President and Chief Financial Officer

     (b) Reports on Form 8-K:

During the three-month period ended March 31, 2004, the Company filed (or furnished) three current reports on Form 8-K:

1.	Report on Form 8-K, filed January 26, 2004, under Item 5 - Other Events and Regulation FD Disclosure, Item 7 - Financial Statements and Exhibits and Item 12 - Results of Operations and Financial Condition.

2.	Report on Form 8-K, filed February 19, 2004, under Item 5 - Other Events and Regulation FD Disclosure and Item 7-Financial Statements and Exhibits.

3.	Report on Form 8-K, filed March 15, 2004, under Item 7 - Financial Statements and Exhibits and Item 9 - Regulation FD Disclosure.

SIGNATURE(S)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Schering-Plough Corporation
(Registrant)

Date April 28, 2004	/s/Thomas H. Kelly

Thomas H. Kelly
Vice President and Controller
(Duly Authorized Officer and
Chief Accounting Officer)