Form 10-K/A
period 2003-12-31
SCHERING PLOUGH CORP
filed 2004-05-03
CIK 310158

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003	Commission File No. 1-6571

SCHERING-PLOUGH CORPORATION

(Exact name of registrant as specified in charter)

New Jersey	I.R.S. Employer Identification No. 22-1918501
(State of incorporation)
2000 Galloping Hill Road
Kenilworth, N.J. 07033	(908)298-4000
(Address of principal executive offices)	(Registrant’s telephone number)

Securities registered pursuant to section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered

Common Shares, $.50 par value	New York Stock Exchange

Preferred Share Purchase Rights*	New York Stock Exchange

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

Common shares outstanding as of January 31, 2004: 1,471,196,309

Part of Form 10-K
Documents incorporated by reference	incorporated into
Schering-Plough Corporation Proxy Statement for the Annual Meeting of Shareholders on April 27, 2004	Part III

Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
Item 6. Exhibits and Reports on Form 8-K
DISTRIBUTION AGREEMENT
CERTIFICATION
CERTIFICATION

Explanatory Note:
This amendment to Schering-Plough Corporation’s 2003 Form 10-K is being filed solely to include a new version of Exhibit 10(u). That Exhibit omits certain information for which Schering-Plough Corporation has requested confidential treatment by the SEC. No other portions of the 10-K are being amended.

Item 15.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 3.	Exhibits — The following Exhibits are filed with this Amendment:

Exhibit Number	Description
10(u)	Distribution Agreement between the Company and Centocor, Inc., dated April 3, 1998.*

31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chairman of the Board, Chief Executive Officer and President

31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification for Executive Vice President and Chief Financial Officer

*Note that information is omitted from Exhibit 10(u) pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Schering-Plough Corporation (Registrant)

Date April 29, 2004	By	/s/ Thomas H. Kelly

Thomas H. Kelly Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By	/s/ Fred Hassan

Fred Hassan Chairman of the Board, Chief Executive Officer
and President

By	/s/ Robert J. Bertolini

Robert J. Bertolini Executive Vice President and
Chief Financial Officer

By	/s/ Thomas H. Kelly

Thomas H. Kelly Vice President and Controller
and Principal Accounting Officer

By	*

Hans W. Becherer
Director

By	*

Philip Leder, M.D.
Director

By	*

Eugene R. McGrath
Director

By	*

Carl E. Mundy, Jr.
Director

By	*

Richard de J. Osborne
Director

By	*

Patricia F. Russo
Director

By	*

Kathryn C. Turner
Director

By	*

Robert F. W. van Oordt
Director

By	*

Arthur F. Weinbach
Director

*By:	/s/ Thomas H. Kelly	Date:	April 29, 2004

Thomas H. Kelly Attorney-in-fact

Exhibit Index

The following Exhibits are filed with this Amendment:

10(u)	Distribution Agreement between the Company and Centocor, Inc., dated April 3, 1998.*

31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chairman of the Board, Chief Executive Officer and President

31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification for Executive Vice President and Chief Financial Officer

*Note that information is omitted from Exhibit 10(u) pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.