Form 10-Q
period 2004-06-30
SCHERING PLOUGH CORP
filed 2004-08-03
CIK 310158

                                   FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2004

                          COMMISSION FILE NUMBER 1-6571

                           SCHERING-PLOUGH CORPORATION
             (Exact name of registrant as specified in its charter)

      New Jersey                            22-1918501
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation)                        (908) 298-4000
      2000 Galloping Hill Road              (Registrant's telephone number,
      Kenilworth, NJ                        including area code)
      (Address of principal executive
      offices)
      07033
      (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

Common Shares Outstanding as of June 30, 2004:  1,472,377,983

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                  SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)
                 (Amounts in millions, except per share figures)

                                                          Three Months          Six Months
                                                             Ended                 Ended
                                                            June 30,              June 30,
                                                       ------------------    ------------------
                                                        2004       2003        2004       2003
                                                       -------    -------    -------    -------
Net sales                                              $ 2,147    $ 2,308    $ 4,110    $ 4,389
                                                       -------    -------    -------    -------
Cost of sales                                              790        784      1,530      1,442
Selling, general and administrative                        979        938      1,893      1,780
Research and development                                   451        369        824        691
Other expense (income), net                                 43         (4)        78          8
Special charges                                             42         20        112         20
Equity (income)/loss from cholesterol joint venture        (77)       (26)      (154)         4
                                                       -------    -------    -------    -------
(Loss)/income before income taxes                          (81)       227       (173)       444
Income taxes benefit/(expense)                              16        (45)        35        (89)
                                                       -------    -------    -------    -------
Net (loss)/income                                      $   (65)   $   182    $  (138)   $   355
                                                       =======    =======    =======    =======

Diluted (loss)/earnings per common share               $  (.04)   $   .12    $  (.09)   $   .24
                                                       =======    =======    =======    =======

Basic (loss)/earnings per common share                 $  (.04)   $   .12    $  (.09)   $   .24
                                                       =======    =======    =======    =======

Dividends per common share                             $  .055    $   .17    $   .11    $   .34
                                                       =======    =======    =======    =======

See notes to consolidated financial statements.

                  SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                 (Amounts in millions, except per share figures)

                                                 June 30,    December 31,
                                                   2004          2003
                                                 --------    ------------
Assets
  Cash and cash equivalents                      $  4,155    $      4,218
  Short-term investments                              832             587
  Accounts receivable, net                          1,532           1,329
  Inventories                                       1,525           1,651
  Deferred income taxes                               481             472
  Prepaid expenses
   and other current assets                           536             890
                                                 --------    ------------
       Total current assets                         9,061           9,147
  Property, plant and equipment                     6,823           6,817
  Less accumulated depreciation                     2,334           2,290
                                                 --------    ------------
        Property, net                               4,489           4,527
  Goodwill                                            216             218
  Other intangible assets, net                        368             401
  Other assets                                        756             809
                                                 --------    ------------
  Total assets                                   $ 14,890    $     15,102
                                                 ========    ============

Liabilities and Shareholders' Equity
  Accounts payable                               $    965    $      1,030
  Short-term borrowings and current
    portion of long-term debt                       1,305           1,023
  Other accrued liabilities                         2,521           2,556
                                                 --------    ------------
        Total current liabilities                   4,791           4,609
  Long-term debt                                    2,410           2,410
  Other long-term liabilities                         695             746
                                                 --------    ------------
        Total long-term liabilities                 3,105           3,156
  Shareholders' Equity:
    Preferred shares - $1 par value;
      issued - none                                     -               -
    Common shares - $.50 par value;
      issued:  2,030                                1,015           1,015
    Paid-in capital                                 1,288           1,272
    Retained earnings                              10,618          10,918
    Accumulated other comprehensive income           (488)           (426)
                                                 --------    ------------
           Total                                   12,433          12,779
    Less treasury shares: 2004 - 557 shares;
      2003 - 559 shares, at cost                    5,439           5,442
                                                 --------    ------------
        Total shareholders' equity                  6,994           7,337
                                                 --------    ------------
   Total liabilities and shareholders' equity    $ 14,890    $     15,102
                                                 ========    ============

See notes to consolidated financial statements.

                  SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)
                              (Amounts in millions)

                                                            2004        2003
                                                          --------    --------
Operating Activities:
  Net (loss)/income                                       $   (138)   $    355
  Depreciation and amortization                                217         193
  Accounts receivable                                         (237)        434
  Inventories                                                   84        (141)
  Prepaid expenses and other assets                             (7)         80
  Accounts payable and other liabilities                       (36)       (512)
  Tax refund from loss carryback                               404           -
  Special charges                                               46          20
                                                          --------    --------
  Net cash provided by operating activities                    333         429
                                                          --------    --------

Investing Activities:
  Capital expenditures                                        (227)       (282)
  Reduction of investments                                       -          35
  Purchases of investments                                    (244)        (38)
  Other, net                                                     4           2
                                                          --------    --------
  Net cash used for investing activities                      (467)       (283)
                                                          --------    --------

Financing Activities:
  Cash dividends paid to common shareholders                  (162)       (500)
  Net change in short-term borrowings                          284         456
  Other, net                                                   (48)          8
                                                          --------    --------
  Net cash provided by (used for) financing activities          74         (36)
                                                          --------    --------

Effect of exchange rates on cash and
  cash equivalents                                              (3)          1
                                                          --------    --------
Net (decrease)/increase in cash and
  cash equivalents                                             (63)        111
Cash and cash equivalents, beginning
  of period                                                  4,218       3,521
                                                          --------    --------
Cash and cash equivalents, end of period                  $  4,155    $  3,632
                                                          ========    ========

See notes to consolidated financial statements.

                  SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Basis of Presentation

The unaudited financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain prior year amounts have been reclassified to conform to the current year presentation. The statements should be read in conjunction with the accounting policies and notes to consolidated financial statements included in the Company's 2003 Annual Report on Form 10-K.

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

Recently Issued Accounting Standards

In May 2004, the FASB issued Staff Position No. FAS 106-2, titled "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", effective in the third quarter of 2004. The act, signed into law in December 2003, introduces a prescription drug benefit under Medicare as well as a federal subsidy, under certain conditions, to sponsors of retiree health care benefit plans. Presently, final guidance under the act on determining eligibility for the federal subsidy has not been issued, and therefore the impact on the Company's liability for its post-retirement health care benefits plan has not yet been determined.

Special Charges

Special charges for the three months ended June 30, 2004 totaled $42 million relating to employee termination costs. Special charges for the six months ended June 30, 2004 totaled $112 million, comprised of $86 million in employee termination costs and $26 million in asset impairment charges. Special charges for the three and six month periods ended June 30, 2003 included $20 million of asset impairment charges.

Employee Termination Costs

In August 2003, the Company announced a global workforce reduction initiative. The first phase of this initiative was a Voluntary Early Retirement Program in the United States. Under this program, eligible employees in the United States had until December 15, 2003, to elect early retirement and receive an enhanced retirement benefit. Approximately 900 employees elected to retire under the program, of which approximately 750 employees retired at or near year-end 2003 and approximately 150 employees have staggered retirement dates in the future. The total cost of this program is estimated to be $191 million, comprised of increased pension costs of $108 million, increased post-retirement health care costs of $57 million, vacation payments of $4 million and costs related to accelerated vesting of stock grants of $22 million. For employees with staggered retirement dates in the future, these amounts will be recognized as a special charge over the employees' remaining service periods. This delayed expense recognition follows the guidance in SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Amounts recognized, relating to this program, during the three and six months ended June 30, 2004 were $8 million and $17 million, respectively, with cumulative costs recognized of $181 million as of June 30, 2004. Amounts expected to be recognized during the remainder of 2004 and 2005 are $3 million and $7 million, respectively.

Also, the Company recognized $34 million and $69 million, respectively, of other employee severance costs for the three and six months ended June 30, 2004.

Asset Impairment Charges

Asset impairment charges have been recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." For the three months ended June 30, 2004, the Company did not recognize any asset impairment charges. For the six months ended June 30, 2004, the Company recognized asset impairment charges of $26 million based on discounted cash flows. The asset impairments primarily related to the anticipated exit from a small European research-and-development facility. For the three and six month periods ended June 30, 2003, the Company recognized asset impairment charges of $20 million related to manufacturing facility assets.

Summary of Selected Special Charges

The following summarizes the activity in the accounts related to employee termination costs and asset impairment charges ($ in millions):

                                                      Employee        Asset
                                                    Termination    Impairment
                                                       Costs        Charges
                                                    -----------    ----------
Special charges accrual balance at Dec. 31, 2003    $        29    $        -
Special charges incurred during six months ended
June 30, 2004                                                86            26
Asset impairment charges                                      -           (26)
Credit to retirement benefit plan liability                 (17)            -
Cash disbursements                                          (59)            -
Special charges accrual balance at June 30, 2004    $        39    $        -

The balance at June 30, 2004 for employee termination costs represents the value of stock grants ($22 million) not yet distributed and severance payments remaining to be paid ($17 million) as of June 30, 2004.

Product License

On June 21, 2004, the Company entered into a collaboration and license agreement with Toyama Chemical Co., Ltd. ("Toyama"). Under the terms of the agreement, the Company has acquired the exclusive worldwide rights, excluding Japan, Korea and China, to develop, use and sell garenoxacin, Toyama's quinolone antibacterial agent currently in development. In connection with the execution of the agreement, the Company incurred a charge for an up-front fee of $80 million to Toyama. This amount has been expensed and reported in "Research and development" for the three and six months ended June 30, 2004 in the Statements of Consolidated Operations. Under the terms of the agreement, the Company could make additional payments up to $245 million to Toyama for milestones relating to the approval, further development and commercialization of garenoxacin.

Inventories

Inventories consisted of ($ in millions):

                              June 30,    December 31,
                                2004          2003
                              --------    ------------
Finished products             $    570    $        664
Goods in process                   640             648
Raw materials and supplies         315             339
                              --------    ------------
  Total inventories           $  1,525    $      1,651
                              ========    ============

Other Intangible Assets

The components of the balance sheet caption "Other intangible assets, net" are as follows ($ in millions):

                             June 30, 2004                         December 31, 2003
                  -----------------------------------    ------------------------------------
                   Gross                                  Gross
                  Carrying    Accumulated                Carrying    Accumulated
                   Amount     Amortization      Net       Amount     Amortization      Net
                  --------    ------------    -------    --------    ------------    --------
Patents and
   licenses       $    568    $        303    $   265    $    614    $        318    $    296
Trademarks and
   other               143              40        103         143              38         105
                  --------    ------------    -------    --------    ------------    --------
Total other
   intangible
   assets         $    711    $        343    $   368    $    757    $        356    $    401
                  ========    ============    =======    ========    ============    ========

These intangible assets are amortized on the straight-line method over their respective useful lives. In the six months ended June 30, 2004, the Company did not make any payments that were capitalized for patent and licensing rights. In the six months ended June 30, 2003, the Company paid $6 million for patent and licensing rights; these amounts are being amortized over approximately eight years. The residual value of intangible assets is estimated to be zero. Amortization expense related to other intangible assets for the six months ended June 30, 2004 and 2003 was $21 million and $27 million, respectively. Other intangible assets are reviewed to determine their recoverability by comparing their carrying values to their expected undiscounted future cash flows when events or circumstances warrant such a review. Full year amortization expense in each of the next five years is estimated to be approximately $45 million per year based on the intangible assets recorded as of June 30, 2004.

Accounting for Stock-Based Compensation

The following table reconciles net (loss)/income and (loss)/earnings per common share (EPS), as reported, for the three and six months ended June 30, 2004 and 2003 to pro forma net (loss)/income and EPS, as if the Company had expensed the grant date fair value of both stock options and deferred stock units as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." These pro forma amounts may not be representative of the initial impact of adopting SFAS No. 123 since, as amended, it permits alternative methods of adoption.

($ in millions, except per share figures):

                                                                  Three months             Six months
                                                                     ended                    ended
                                                              --------------------    --------------------
                                                              June 30,    June 30,    June 30,    June 30,
                                                                2004        2003        2004        2003
                                                              --------    --------    --------    --------
Net (loss)/income, as reported                                $    (65)   $    182    $   (138)   $    355
Add back: Expense included in reported net
    (loss)/income for deferred stock units, net of tax               8          14          20          24
Deduct:  Pro forma expense as if both stock options and
    deferred stock units were charged against net
    (loss)/income, net of tax                                      (24)        (33)        (53)        (62)
                                                              --------    --------    --------    --------
Pro forma net (loss)/income using the fair value method       $    (81)   $    163    $   (171)   $    317
                                                              --------    --------    --------    --------

Diluted (loss)/earnings per share:
     Diluted (loss)/earnings per share, as reported           $   (.04)   $    .12    $   (.09)   $    .24
     Pro forma diluted (loss)/earnings per share using the
        fair value method                                         (.06)        .11        (.12)        .22
Basic (loss)/earnings per share:
     Basic (loss)/earnings per share, as reported             $   (.04)   $    .12    $   (.09)   $    .24
     Pro forma basic (loss)/earnings per share using the
        fair value method                                         (.06)        .11        (.12)        .22

Other expense (income), net

The components of other expense (income), net are as follows ($ in millions):

                                                Three Months             Six Months
                                                   Ended                   Ended
                                                  June 30,                June 30,
                                              2004        2003        2004        2003
                                            --------    --------    --------    --------
Interest cost incurred                      $     47    $     14    $    100    $     30
Less: amount capitalized on construction          (4)         (2)         (9)         (5)
                                            --------    --------    --------    --------
Interest expense                                  43          12          91          25
Interest income                                  (15)        (15)        (29)        (28)
Foreign exchange (gains) losses                    4           -           4           1
Other, net                                        11          (1)         12          10
                                            --------    --------    --------    --------
Total                                       $     43    $     (4)   $     78    $      8
                                            ========    ========    ========    ========

Cash paid for interest, net of amounts capitalized, was $81 million and $23 million, respectively, for the six months ended June 30, 2004 and 2003.

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

In addition, the decree requires the Company to complete programs of revalidation of the finished drug products and bulk active pharmaceutical ingredients manufactured at the covered manufacturing facilities. The Company is required under the consent decree to complete its revalidation programs for bulk active pharmaceutical ingredients by September 30, 2005, and for finished drugs by December 31, 2005. In general, the timely and satisfactory completion of the revalidations are subject to payments of $15 thousand per business day for each deadline missed, subject to the caps described above. However, if a product scheduled for revalidation has not been certified as having been validated by the last date on the validation schedule, the FDA may assess a payment of 24.6 percent of the net domestic sales of the uncertified product until the validation is certified. Any such payment would not be subject to the caps described above. Further, in general, if a product scheduled for revalidation under the consent decree is not certified within six months of its scheduled date, the Company must cease production of that product until certification is obtained. The completion of the Significant Steps in the Work Plans and the completion of the revalidation programs are subject to third-party expert certification, which must be accepted by the FDA.

The consent decree provides that if the Company believes that it may not be able to meet a deadline, the Company has the right, upon the showing of good cause, to request extensions of deadlines in connection with the cGMP Work Plans and revalidation programs. However, there is no guarantee that FDA will grant any such requests.

Although the Company believes it has made significant progress in meeting its obligations under the consent decree, it is possible that (1) the Company may fail to complete a Significant Step or a revalidation by the prescribed deadline; (2) the third party expert may not certify the completion of the Significant Step or revalidation; or (3) the FDA may disagree with an expert's certification of a Significant Step or revalidation. In such a case, it is possible that the FDA may assess payments as described above.

The Company would expense any payments assessed under the decree if and when incurred.

The consent decree contains a sunset provision that permits the Company to petition the Court to dissolve the decree if, during any five year period following the entry of the decree (May 20, 2002), FDA has not notified the Company that there has been a significant violation of FDA law, regulations, or the decree. If these conditions are satisfied, the decree states that FDA will not oppose the Company's petition. The earliest the Company would be in a position to submit such a petition would be May, 2007 (five years after the entry of the decree). However, the Company cannot predict at this time when or how long FDA may take to complete a review of the Company's completion of its cGMP Work Plans and validation program requirements under the decree.

Also, as noted in the "Legal, Environmental and Regulatory Matters" footnote below, in April 2003, the Company received notice of a False Claims Act complaint brought by an individual purporting to act on behalf of the U.S. government against it and approximately 25 other pharmaceutical companies in the U.S. District Court for the Northern District of Texas. The complaint alleges that the pharmaceutical companies, including the Company, have defrauded the United States by having made sales to various federal governmental agencies of drugs that were allegedly manufactured in a manner that did not comply with current Good Manufacturing Practices. The Company and the other defendants filed a motion to dismiss the second amended complaint in this action on April 12, 2004.

Equity Income from Cholesterol Joint Venture

The Company and Merck & Co., Inc. (Merck) have agreements to jointly develop and market ZETIA (ezetimibe) as a once-daily monotherapy, as co-administration of ZETIA with statins, and VYTORIN, a once-daily fixed-combination tablet of ezetimibe and simvastatin (Zocor), Merck's cholesterol-modifying medicine. The agreements also involve the development and marketing of a once-daily, fixed-combination tablet containing CLARITIN and Singulair. Singulair is Merck's once-daily leukotriene receptor antagonist for the treatment of asthma and seasonal allergic rhinitis. In January 2002, Schering-Plough/Merck Pharmaceuticals reported on results of Phase III clinical trials of a fixed-combination tablet containing CLARITIN and Singulair, which did not demonstrate sufficient added benefits in the treatment of seasonal allergic rhinitis.

The agreements generally provide for equal sharing of development costs and for co-promotion of approved products by each company in the United States and in most other countries of the world, except Japan. In Japan, no agreement exists. In general, co-promotion provides that each company will provide equal physician marketing efforts and that each company will bear the cost of its own sales force in marketing the products. In general, the agreement provides that the venture will operate in a "virtual" mode to the maximum degree possible by relying on the respective infrastructures of the two companies. However, the companies have agreed to share certain costs, but these costs are limited to a portion of the costs of manufacturing, the cost of a specialty sales force and certain specially identified promotion costs. It should be noted that the Company incurs substantial costs, such as selling costs, that are not reflected in "Equity (income)/loss from cholesterol joint venture" and are borne entirely by the overall cost structure of the Company. The agreements do not provide for any jointly owned facilities and, as such, products resulting from the collaboration will be manufactured in facilities owned by either Merck or the Company.

During 2003, the Company earned a milestone of $20 million that relates to certain European approvals of ZETIA, and in the first quarter of 2004 the Company earned an additional $7 million milestone relating to the approval of ezetimibe/simvastatin in Mexico.

Under certain other conditions, as specified in the agreements, Merck could pay additional milestones to the Company totaling $125 million.

To reflect the venture's first full year of commercial operations, the Company adopted the equity method of accounting effective as of the beginning of 2003. Under that method, the Company records its share of the operating profits less its share of the research and development costs in "Equity (income)/loss from cholesterol joint venture" in the Statements of Consolidated Operations.

"Equity (income)/loss from cholesterol joint venture" totaled $77 million for the three months ended June 30, 2004. "Equity (income)/loss from cholesterol joint venture" totaled $154 million for the six months ended June 30, 2004, which includes the $7 million milestone earned for the Mexico approval. U.S. ZETIA sales exceeded a pre-defined annual sales level, as stipulated in the joint venture contract, during the second quarter of 2004. As a result, profit from the U.S. sales of ZETIA will be split 50/50 for the remainder of the year, down from a previously higher profit split.

Operating profit in the context of the joint venture represents net sales, less cost of sales, direct promotion expenses and other costs that the Company and Merck may agree to share. Operating profit excludes the cost of the Company's sales forces throughout the world, as well as the many indirect costs incurred by the Company to support the manufacturing, marketing and management of ZETIA and VYTORIN. As such, the amount reported as "Equity (income)/loss from cholesterol joint venture" represents what the Company receives from the joint venture to fund the costs incurred by the Company that are not shared with Merck.

Borrowings

On November 26, 2003, the Company issued $1.25 billion aggregate principal amount of 5.3 percent senior unsecured notes due 2013 and $1.15 billion aggregate principal amount of 6.5 percent senior unsecured notes due 2033. Interest is payable semi-annually. The net proceeds from this offering were $2.37 billion. Upon issuance, the notes were rated A3 by Moody's Investors Service, Inc. (Moody's), and A+ (on CreditWatch with negative implications) by Standard & Poor's Rating Services (S&P). The interest rates payable on the notes are subject to adjustment as follows: If the rating assigned to a particular series of notes by either Moody's or S&P changes to a rating set forth below, the interest rate payable on that series of notes will be the initial interest rate (5.3 percent for the notes due 2013 and 6.5 percent for the notes due 2033) plus the additional interest rate set forth below for each rating assigned by Moody's and S&P.

                    Additional                      Additional
Moody's Rating    Interest Rate    S&P Rating      Interest Rate
--------------    -------------    ------------    -------------
Baa 1                 0.25%        BBB+                0.25%
Baa2                  0.50%        BBB                 0.50%
Baa3                  0.75%        BBB-                0.75%
Ba 1 or below         1.00%        BB+ or below        1.00%

In no event will the interest rate for any of the notes increase by more than 2 percent above the initial coupon rates of 5.3 percent and 6.5 percent, respectively. If either Moody's or S&P subsequently upgrades its ratings, the interest rates will be correspondingly reduced, but not below 5.3 percent or 6.5 percent, respectively. Furthermore, the interest rate payable on a particular series of notes will return to 5.3 percent and 6.5 percent, respectively, and the rate adjustment provisions will permanently cease to apply if, following a downgrade by both Moody's and S&P below A3 or A-, respectively, both Moody's and S&P raise their rating to A3 and A-, respectively, or better.

On July 14, 2004, Moody's lowered its rating of the notes to "Baa1", accordingly, the interest payable on each note will increase by 25 basis points, respectively, effective December 1, 2004. Therefore, on December 1, 2004, the interest rate payable on the notes due 2013 will increase from 5.3% to 5.55%, and the interest rate payable on the notes due 2033 will increase from 6.5% to 6.75%. This adjustment to the interest rate payable on the notes will increase the Company's interest expense by $6 million annually.

The notes are redeemable in whole or in part, at the Company's option at any time, at a redemption price equal to the greater of (1) 100 percent of the principal amount of such notes and (2) the sum of the present values of the remaining scheduled payments of principal and interest discounted using the rate of treasury notes with comparable remaining terms plus 25 basis points for the 2013 notes or 35 basis points for the 2033 notes.

Credit Facilities

The Company has two revolving credit facilities totaling $1.5 billion. Both facilities are from a syndicate of major financial institutions. The most recently negotiated facility (May 2004) is a $1.25 billion, five-year credit facility. This facility matures in May 2009 and requires the Company to maintain a total debt to total capital ratio of no more than 60 percent. The second credit facility provides a $250 million line of credit through its maturity date in May 2006 and requires the Company to maintain a total debt to total capital ratio of no more than 60 percent anytime the Company is rated at or below Baa3 by Moody's and BBB- by S&P. These facilities are available for general corporate purposes and are considered as support for the Company's commercial paper borrowings. These facilities do not require compensating balances; however, a nominal commitment fee is paid. At June 30, 2004, no funds were drawn under either of these facilities.

Shelf Registration

On May 11, 2004, the Company's shelf registration, as amended, was declared effective by the SEC. The shelf registers for issuance up to $2 billion in various debt and equity securities. As of June 30, 2004, no amounts were issued under the shelf registration.

Credit Ratings

Changes in Credit Ratings

On February 18, 2004, S&P downgraded the Company's senior unsecured debt ratings to "A-" from "A." At the same time, S&P also lowered the Company's short-term corporate credit and commercial paper rating to "A-2" from "A-1." The Company's S&P rating outlook remains negative.

On March 3, 2004, S&P assigned the shelf registration, which was declared effective on May 11, 2004, a preliminary rating of "A-" for senior unsecured debt and a preliminary subordinated debt rating of "BBB+". As of June 30, 2004, no amounts were issued under the shelf registration.

On April 29, 2004, Moody's placed the Company's senior unsecured credit rating of "A-3" on its Watchlist for possible downgrade based upon concerns related to market share declines, litigation risks and a high degree of reliance on the success of VYTORIN. On July 14, 2004, Moody's lowered the Company's senior unsecured credit rating from "A-3" to "Baa1", lowered the Company's senior unsecured shelf registration rating from "(P)A3" to "(P)Baa1", lowered the Company's subordinated shelf registration rating from "(P)Baa1" to "(P)Baa2", lowered the Company's cumulative and non-cumulative preferred stock shelf registration rating from "(P)Baa2" to "(P)Baa3", confirmed the Company's "P-2" commercial paper rating and removed the Company from the Watchlist. Moody's rating outlook for the Company is negative.

On November 20, 2003, Fitch Ratings (Fitch) downgraded the Company's senior unsecured and bank loan ratings to "A-" from "A+," and its commercial paper rating to "F2" from "F1." The Company's rating outlook remained negative. In announcing the downgrade, Fitch noted that the sales decline in the Company's leading product franchise, the INTRON franchise, was greater than anticipated, and that it was concerned that total Company growth is reliant on the performance of two key growth drivers, ZETIA and REMICADE, in the near term.

Comprehensive (Loss) Income

Total comprehensive (loss) income for the three months ended June 30, 2004 and 2003 was $(86) million and $284 million, respectively. Total comprehensive
(loss) income for the six months ended June 30, 2004 and 2003 was $(200) million and $473 million, respectively.

Earnings Per Common Share

The shares used to calculate basic and diluted earnings per common share are reconciled as follows (number of shares in millions):

                                         Three Months             Six Months
                                            Ended                   Ended
                                           June 30,                June 30,
                                       2004        2003        2004        2003
                                     --------    --------    --------    --------
Average shares outstanding              1,472       1,469       1,471       1,469
   for basic earnings per share
Dilutive effect of options
   and deferred stock units                 -           2           -           2
                                     --------    --------    --------    --------
Average shares outstanding
   for diluted earnings per share       1,472       1,471       1,471       1,471
                                     --------    --------    --------    --------

As of June 30, 2004, the equivalent of 90 million common shares issuable under the Company's stock incentive plans were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

Retirement Plans and Other Post-Retirement Benefits

The Company has defined benefit pension plans covering eligible employees in the United States and certain foreign countries, and the Company provides post-retirement health care benefits to its eligible U.S. retirees and their dependents.

The components of net pension expense were as follows ($ in millions):

                                   Three months ended       Six months ended
                                        June 30,                June 30,
                                  --------------------    --------------------
                                    2004        2003        2004        2003
                                  --------    --------    --------    --------
Service cost                      $     23    $     26    $     49    $     45
Interest cost                           31          33          66          56
Expected return on plan assets         (35)        (45)        (76)        (77)
Amortization, net                        8           -          16           -
Termination benefits (1)                 5           -          11           -
Settlement (1)                           2           -           4           -
                                  --------    --------    --------    --------
Net pension expense               $     34    $     14    $     70    $     24
                                  ========    ========    ========    ========

The components of other post-retirement benefits expense were as follows ($ in millions):

                                       Three months ended       Six months ended
                                            June 30,                June 30,
                                      --------------------    --------------------
                                        2004        2003        2004        2003
                                      --------    --------    --------    --------
Service cost                          $      4    $      3    $      7    $      5
Interest cost                                7           5          13           8
Expected return on plan assets              (4)         (5)         (8)         (8)
Amortization, net                            1           -           2           -
Termination benefits (1)                     1           -           2           -
Settlement (1)                               -           -           -           -
                                      --------    --------    --------    --------
Net other post-retirement benefits
expense                               $      9    $      3    $     16    $      5
                                      ========    ========    ========    ========

      (1) Termination benefits and Settlement costs primarily relate to the matters discussed in the "Special Charges" footnote.

In 2003, the Medicare Prescription Drug, Improvement and Modernization Act (the "Act") was signed into law in the United States. The benefit obligations reported herein for the Company's post-retirement benefit plans do not reflect the impact of the Act, as final guidance on determining eligibility for the federal subsidy related to the Act has not yet been issued.

Segment Data  ($ in millions)

The Company has three reportable segments: Prescription Pharmaceuticals, Consumer Health Care and Animal Health. The segment sales and profit data that follow are consistent with the Company's current management reporting structure, established in the second quarter of 2003. The Prescription Pharmaceuticals segment discovers, develops, manufactures and markets human ethical pharmaceutical products. The Consumer Health Care segment develops, manufactures and markets OTC, foot care and sun care products, primarily in the United States. The Animal Health segment discovers, develops, manufactures and markets animal health products.

Net sales by segment:

                                 Three months ended       Six months ended
                                      June 30,                June 30,
                                --------------------    --------------------
                                  2004        2003        2004        2003
                                --------    --------    --------    --------
Prescription Pharmaceuticals    $  1,644    $  1,871    $  3,125    $  3,517
Consumer Health Care                 317         266         629         559
Animal Health                        186         171         356         313
                                --------    --------    --------    --------
                                $  2,147    $  2,308    $  4,110    $  4,389
                                ========    ========    ========    ========

Profit by segment:

                                 Three months ended       Six months ended
                                      June 30,                June 30,
                                --------------------    --------------------
                                  2004        2003        2004        2003
                                --------    --------    --------    --------
Prescription Pharmaceuticals    $      7    $    232    $    (41)   $    380
Consumer Health Care                  46          15         146         104
Animal Health                         16          22          21          35
Corporate and other (1)             (150)        (42)       (299)        (75)
                                --------    --------    --------    --------
Consolidated (loss)/profit
   before tax                   $    (81)   $    227    $   (173)   $    444
                                ========    ========    ========    ========

(1) For the three and six months ended June 30, 2004, Corporate and other included special charges of $42 million and $112 million, respectively, related to the Voluntary Early Retirement Program, other employee severance costs and asset impairment charges (see "Special Charges" footnote for additional information). Special charges for the three months ended June 30, 2004 relate to the reportable segments as follows: Prescription Pharmaceuticals - $38 million, Consumer Health Care - $1 million, Animal Health - $1 million and Corporate and other - $2 million. Special charges for the six months ended June 30, 2004 relate to the reportable segments as follows: Prescription Pharmaceuticals - $96 million, Consumer Health Care - $2 million, Animal Health - $2 million and Corporate and other - $12 million.

Corporate and other also includes interest income and expense, foreign exchange gains and losses, headquarters expenses and other miscellaneous items. The accounting policies used for segment reporting are the same as those described in the "Summary of Significant Accounting Policies" in the Company's 2003 Annual Report.

Sales of products comprising 10% or more of the Company's U.S. or international sales in the six months ended June 30, 2004 were as follows ($ in millions):

                  U.S.     International
                -------    -------------
CLARINEX        $   195    $         161

NASONEX             167              129

OTC CLARITIN        234                -

REMICADE              -              347

The Company does not disaggregate assets on a segment basis for internal management reporting and, therefore, such information is not presented.

Legal, Environmental and Regulatory Matters

Background

The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including product liability cases and Superfund sites discussed below. The Company adjusts its accrued liabilities to reflect the current best estimate of its probable loss exposure. Where no best estimate is determinable, the Company accrues the minimum amount within the most probable range of its liability.

The recorded liabilities for the above matters at June 30, 2004, and the related expenses incurred during the six months ended June 30, 2004 were not material. Expected insurance recoveries have not been considered in determining the costs for environmental-related liabilities.

The Company believes that, except for the matters discussed in the remainder of this section, it is remote at this time that any material liability in excess of the amounts accrued will be incurred. With respect to the matters discussed in the remainder of this section, except where noted, it is not practicable to estimate a range of reasonably possible loss; where it is, a reserve has been included in the financial statements. Resolution of any or all of the matters discussed in the remainder of this section, individually or in the aggregate, could have a material adverse effect on the Company's results of operations or financial condition.

The Company reviews the status of the matters discussed in the remainder of this section on an ongoing basis and from time to time may settle or otherwise resolve them on such terms and conditions as management believes are in the best interests of the Company. The Company is aware that settlements of matters of the types set forth in the remainder of this section, and in particular under "Investigations," frequently involve fines and/or penalties that are material to the financial condition and the results of operations of the entity entering into the settlement. There are no assurances that the Company will prevail in any of these matters, that settlements can be reached on acceptable terms (including the scope of release provided) or in amounts that do not exceed the amounts reserved. Even if an acceptable settlement were to be reached, there can be no assurance that further investigations or litigations will not be commenced raising similar type issues, potentially exposing the Company to additional material liabilities. Further, the Company cannot predict the timing of the resolution of these matters or their outcomes.

Patent Matters

PRIME PAC PRRS Patent. In January 2000, a jury found that the Company's PRIME PAC PRRS (Porcine Respiratory and Reproductive Syndrome) vaccine infringed a patent owned by Boehringer Ingelheim Vetmedica, Inc ("Boehringer Ingelheim"). An injunction was issued in August 2000 barring further sales of the Company's vaccine. On June 3, 2004, a jury in the United States District Court for the district of New Jersey awarded Boehringer Ingelheim $6.9 million plus interest in this matter.

DR. SCHOLL'S FREEZE AWAY Patent. On July 26, 2004, OraSure Technologies filed an action in the U.S. District Court for the Eastern District of Pennsylvania alleging patent infringement by Schering-Plough Healthcare Products by its sale of DR. SCHOLL'S FREEZE AWAY wart removal product. The FREEZE AWAY product was launched in March 2004. As of June 30, 2004, net sales of this product totaled $8.4 million.

Investigations

Pennsylvania Investigation. On July 30, 2004, Schering-Plough Corporation, the U.S. Department of Justice and the U.S. Attorney's Office for the Eastern District of Pennsylvania announced settlement of the previously disclosed investigation by that Office.

Under the settlement, Schering Sales Corporation, an indirect wholly owned subsidiary of Schering-Plough Corporation, will plead guilty to a single federal criminal charge concerning a payment to a managed care customer. As a result, Schering Sales Corporation will be excluded from participating in federal healthcare programs. The settlement will not affect the ability of Schering-Plough Corporation to participate in those programs.

The aggregate settlement amount is $345.5 million in fines and damages, comprised of a $52.5 million fine to be paid by Schering Sales Corporation, and $293 million in civil damages to be paid by Schering-Plough Corporation. Schering-Plough Corporation will be credited with $53.6 million that was previously paid in additional Medicaid rebates against the civil damages amount, leaving a net settlement amount of $291.9 million. Of that amount, $177.5 million of the total settlement will be paid in 2004, and the remaining portion will be paid by March 4, 2005. Interest will accrue on the unpaid balance at the rate of 4 percent.

The payments will be funded by cash from operations, borrowings and/or proceeds from the issuance of securities. There will be no impact on 2004 full year results related to the Pennsylvania settlement.

Under the settlement, Schering-Plough Corporation also entered into a five year corporate integrity agreement with the Office of the Inspector General of the Department of Health and Human Services, under which Schering-Plough Corporation agreed to implement specific measures to promote compliance with regulations on issues such as marketing. Failure to comply can result in financial penalties.

Details of the initiation and progress of the investigation can be found in the Company's prior 10-K and 10-Q reports beginning with the 10-K for 1999.

The Company cannot predict the impact of this settlement, if any, on other outstanding investigations.

AWP Investigations. The Company is responding to investigations by the Department of Health and Human Services, the Department of Justice, the Committee on Energy and Commerce of the U.S. House of Representatives and certain states into certain industry and Company practices regarding average wholesale price (AWP). These investigations include a Department of Justice review of the merits of a federal action filed by a private entity on behalf of the United States in the U.S. District Court for the

Southern District of Florida, as well as an investigation by the U.S. Attorney's Office for the District of Massachusetts, regarding, inter alia, whether the AWP set by pharmaceutical companies for certain drugs improperly exceeds the average prices paid by dispensers and, as a consequence, results in unlawful inflation of certain government drug reimbursements that are based on AWP. In March 2001, the Company received a subpoena from the Massachusetts Attorney General's office seeking documents concerning the use of AWP and other pricing and/or marketing practices. The Company has also responded to subpoenas from the Attorney General of California concerning these matters. The Company is cooperating with these investigations. The outcome of these investigations could include the imposition of substantial fines, penalties and injunctive or administrative remedies.

Massachusetts Investigation. The U.S. Attorney's Office for the District of Massachusetts is also investigating whether the Company's sales of a product manufactured under a private label arrangement with a managed care organization should have been included in the Company's Medicaid best price calculations. In early November 2002, the Company was served with two additional grand jury subpoenas by the U.S. Attorney for the District of Massachusetts. Among other information, the subpoenas seek a broad range of information concerning the Company's sales, marketing and clinical trial practices and programs with respect to INTRON A, REBETRON and TEMODAR; the Company's sales and marketing contacts with managed care organizations and doctors; and the Company's offering or provision of grants, honorariums or other items or services of value to managed care organizations, physician groups, doctors and educational institutions. The Company understands that this investigation is focused on whether certain sales, marketing and clinical trial practices and conduct related thereto, which in certain instances relate to the use of one or more of the above-mentioned products for indications for which FDA approval had not been obtained - so-called "off-label" uses - were in violation of federal laws and regulations with respect to off-label promotional activities. The investigation also appears to focus on whether drug samples, clinical trial grants and other items or services of value were given to providers to incentivize them to prescribe one or more of the above-mentioned products, including for "off-label" uses, in violation of the federal health care anti-kickback laws. In April 2004, the Company received an additional grand jury subpoena that requests documents concerning PROVENTIL, VANCERIL, VANCENASE, NITRO-DUR, IMDUR, K-DUR and CLARITIN. The subpoena requests (1) documents from certain managed care entities; (2) documents relating to all contracts where the price of one drug is dependent on the purchase of another; (3) documents relating to outside audits in the Medicaid best price area; and (4) documents concerning Warrick, the Company's generic subsidiary. The Company has implemented certain changes to its sales, marketing and clinical trial practices and is continuing to review those practices to ensure compliance with relevant laws and regulations. The Company is cooperating with these investigations. Future sales of INTRON A, REBETRON and TEMODAR may be adversely affected, but the Company cannot at this time predict the ultimate impact, if any, on such sales. The outcome of these investigations could include the commencement of civil and/or criminal proceedings involving the imposition of substantial fines, penalties and injunctive or administrative remedies, including exclusion from government reimbursement programs. During the 2003 third quarter, the Company increased its litigation reserves related to the investigations by the U.S. Attorney's Office for the District of Massachusetts described in this paragraph and the investigation described above by the U.S. Attorney's Office for the Eastern District of Pennsylvania, by $350 million. The increased litigation reserves reflect an adjustment to the Company's estimate of its minimum liability relating to those investigations, in compliance with GAAP. Under GAAP, companies are required to estimate and recognize a minimum liability when a loss is probable but no better estimate of the loss can be made. In the fourth quarter of 2002, the Company increased its litigation reserves by $150 million for the same matters. The litigation reserves at June 30, 2004 continue to reflect a minimum liability for the Massachusetts investigation but as disclosed in the

Pennsylvania Investigation section above, that investigation has been settled and therefore, the reserves reflect the best estimate for that matter. The Company notes that its total reserves reflect an estimate and that any final settlement or adjudication of any of these matters could possibly be less than or could materially exceed the aggregate liability accrued by the Company and could have a materially adverse effect on the operations or financial condition of the Company. The Company cannot predict the timing of resolution of these matters or their outcomes.

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

2. Sale of misbranded or unapproved drugs, which the Company understands to mean drugs promoted for indications for which approval by the U.S. FDA had not been obtained (so-called "off-label uses");

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

A "target" is defined in Department of Justice guidelines as a person as to whom the prosecutor or the grand jury has substantial evidence linking him or her to the commission of a crime and who, in the judgment of the prosecutor, is a putative defendant (U.S. Attorney's Manual, Section 9-11.151).

Consumer Products Matter. The U.S. Department of Justice, Antitrust Division, is investigating whether the Company's Consumer Products Division entered into an agreement with another company to lower the commission rate of a consumer products broker. In February 2003, the Antitrust Division served a grand jury subpoena on the Company seeking documents for the first time. The Company is cooperating with the investigation.

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

The Company is a defendant in a number of purported nationwide or state class action lawsuits in which plaintiffs seek a refund of the purchase price of laxatives or phenylpropanolamine-containing cough/cold remedies ("PPA products") they purchased. Other pharmaceutical manufacturers are co-defendants in some of these lawsuits. In general, plaintiffs claim that they would not have purchased or would have paid less for these products had they known of certain defects or medical risks attendant with their use. In the litigation of the claims relating to the Company's PPA products, courts in the national class action suit and several state class action suits have denied certification and dismissed the suits. A similar application to dismiss in New Jersey, the only remaining statewide class action suit involving the Company, is pending. Approximately 103 individual lawsuits relating to the laxative products, PPA products and recalled albuterol/VANCERIL/VANCENASE inhalers are also pending against the Company seeking recovery for personal injuries or death. In a number of these lawsuits punitive damages are claimed.

On March 31, 2003, the Company was served with a putative class action complaint filed in the U.S. District Court in New Jersey alleging that the Company, Richard Jay Kogan (who resigned as Chairman of the Board November 13, 2002, and retired as Chief Executive Officer, President and Director of the Company April 20, 2003) and the Company's Employee Savings Plan (Plan) administrator breached their fiduciary obligations to certain participants in the Plan. In May 2003, the Company was served with a second putative class action complaint filed in the same court with allegations nearly identical to the complaint filed March 31, 2003. On October 6, 2003, a consolidated amended complaint was filed, which names as additional defendants seven current and former directors and other corporate officers. The Court dismissed this complaint on June 29, 2004. On July 16, 2004, the plaintiffs filed a Notice of Appeal.

On August 18, 2003, a lawsuit filed in the New Jersey Superior Court, Chancery Division, Union County, was served on the Company (as a nominal defendant) and the Company's outside directors, alleging breach of fiduciary duty by the directors relating to the Company's receipt of the Boston Target Letter described under the "Investigations" section in this footnote. This action was temporarily stayed pending adjudication of a separate but related action framed as a shareholder request for access to the Company's books and records and seeking documents and other information relating to the Massachusetts investigation. In March 2004, the Superior Court granted the Company's motion for summary judgment and dismissed the books and records action. The plaintiffs have indicated that they intend to amend their complaint in the derivative action.

Antitrust and FTC Matters

On April 2, 2001, the FTC started an administrative proceeding against the Company, Upsher-Smith, Inc. (Upsher-Smith) and Lederle. The complaint alleges anti-competitive effects from the settlement of patent lawsuits between the Company and Lederle, and the Company and Upsher-Smith. The lawsuits that were settled related to generic versions of K-DUR, the Company's long-acting potassium chloride product, which was the subject of ANDAs filed by Lederle and Upsher-Smith. In June 2002, the administrative law judge overseeing the case issued a decision that the patent litigation settlements complied with the law in all respects and dismissed all claims against the Company. An appeal of this decision to the full Commission was filed by the FTC staff. On December 18, 2003, the full Commission issued an opinion that reversed a 2002 decision of an Administrative Law Judge who had found no violation of the antitrust laws, ruling instead that the Company's settlements did in fact violate those laws. The FTC's decision does not involve a monetary penalty. The Company has appealed the decision to a federal court of appeals. K-DUR is a potassium chloride supplement used by cardiac patients.

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

Pricing Matters

During 2000, Warrick Pharmaceuticals (Warrick), the Company's generics subsidiary, was sued by the state of Texas. In 2002, the Company and its subsidiary, Schering Corporation, were added as defendants. The lawsuit alleges that Warrick supplied the state with false reports of wholesale prices, which caused the state to pay Medicaid claims on prescriptions of Warrick's albuterol sulfate solution and inhaler at a higher-than-justified level. On May 3, 2004, the Company announced that it has reached an agreement with the attorney general's office of the State of Texas to settle the matter for a total of $27 million.

In December 2001, the Prescription Access Litigation project (PAL), a Boston-based group formed in 2001 to litigate against drug companies, filed a class action suit in Federal Court in Massachusetts against the Company. In September 2002, a consolidated complaint was filed in this court as a result of the coordination by the Multi-District Litigation Panel of all federal court AWP cases from throughout the country. The consolidated complaint alleges that the Company and Warrick conspired with providers to defraud consumers by reporting fraudulently high AWPs for prescription medications reimbursed by Medicare or third-party payers. The complaint seeks a declaratory judgment and unspecified damages, including treble damages.

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

SEC Inquiries and Related Litigation

On June 9, 2004, the SEC and the Company announced settlement of the SEC's enforcement proceeding regarding the books and records and internal controls provisions of the Foreign Corrupt Practices Act relating to payments of approximately $76,000 made between February 1999 and March 2002 by one of the Company's foreign subsidiaries, Schering-Plough Poland, to a charitable organization called the Chudow Castle Foundation. Without admitting or denying the allegations in the complaint, the Company paid a $500,000 civil penalty; consented to the issuance of a Commission Order requiring the Company to cease and desist from committing or causing violations of Sections 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934; and agreed to retain an independent consultant to review the Company's policies and procedures regarding compliance with the Foreign Corrupt Practices Act and to implement any changes recommended by the consultant.

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

The federal putative class actions filed against the Company and Mr. Kogan regarding the meetings held with investors the week of September 30, 2002, and other communications were consolidated and, pursuant to that consolidation, an amended complaint dated March 13, 2003, was filed, alleging violations of Sections 10(b), 20(a) and 20(A) of the Securities Exchange Act of 1934 relating to the alleged disclosures made during the meetings mentioned in the paragraph above. The Company filed a motion to dismiss these class actions May 6, 2003, and the plaintiffs have sought leave of the court, and thereafter filed a second amended complaint. On June 29, 2004, the Court dismissed the second amended complaint.

On September 25, 2003, a lawsuit was filed in New Jersey Superior Court, Union County, against Richard Jay Kogan and the Company's outside Directors alleging breach of fiduciary duty, fraud and deceit and negligent misrepresentation, all relating to the alleged disclosures made during the meetings mentioned above. The Company removed this case to federal court. A motion to remand to state court and the Company's motion to dismiss are pending.

Environmental

The Company has responsibilities for environmental cleanup under various state, local and federal laws, including the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund. At several Superfund sites (or equivalent sites under state law), the Company is alleged to be a potentially responsible party (PRP). Except where a site is separately disclosed, the Company believes that it is remote at this time that there is any material liability in relation to such sites. The Company estimates its obligations for cleanup costs for Superfund sites based on information obtained from the federal Environmental Protection Agency (EPA), an equivalent state agency and/or studies prepared by independent engineers, and on the probable costs to be paid by other PRPs. The Company records a liability for environmental assessments and/or cleanup when it is probable a loss has been incurred and the amount can be reasonably estimated.

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

On November 20, 2003, we received a General Notice of Potential Liability from EPA addressed to Arno/Scholl's Adhesive Tapes, Inc., a former subsidiary of the Company, relating to the Lake Culmet Cluster Site in Chicago, Illinois. There are several hundred other potentially responsible parties for the site. The Company believes it was named erroneously and that another unrelated company should be responsible for any cleanup obligations at this site. The Company is working with the government to have the matter resolved.

The New Jersey Department of Environmental Protection sent Schering-Plough a letter, received September 24, 2003, stating that the Company "may be legally responsible for damages to natural resources" in the state. The Department has not adopted regulations covering how such liability is to be calculated, making it difficult to accurately predict the ultimate extent of the Company's exposure.

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

Tax Matters

In October of 2001, the IRS auditors asserted, in reports, that the Company is liable for additional tax for the 1990 through 1992 tax years. The reports allege that two interest rate swaps that the Company entered into with an unrelated party should be recharacterized as loans from affiliated companies, resulting in approximately $195 million of tax, plus interest. The Company estimates the interest to be approximately $280 million. In April of 2004, the Company received a formal Notice of Deficiency (Statutory Notice) from the IRS asserting additional federal income tax due of $195 million. The statutory ninety-day notice period expired on July 7, 2004, and the Company expects to receive a bill from the IRS for additional tax of $195 million plus interest of $280 million. The Company believes it has complied with all applicable rules and regulations related to the tax treatment of interest rate swaps. Thus, the Company intends to pay the tax and the interest and file suit for refund. It is likely that this payment will be made in the third quarter of this year. The Company's tax reserves are adequate to cover the payment of these amounts.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Schering-Plough Corporation:

We have reviewed the accompanying consolidated balance sheet of Schering-Plough Corporation and subsidiaries (the "Corporation") as of June 30, 2004, and the related statements of consolidated operations for the three-month and six-month periods ended June 30, 2004 and 2003 and the statements of consolidated cash flows for the six-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Corporation's management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Schering-Plough Corporation and subsidiaries as of December 31, 2003, and the related statements of consolidated operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 19, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
July 30, 2004

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

The current state of the Company:

During the past three years, the Company experienced a confluence of negative events that have strained and continue to strain the Company's financial resources. These negative events have converged almost simultaneously and in large part caused a rapid, sharp and material decline in sales, a material increase in costs and material amounts of actual and potential payments for fines, settlements and penalties. These events have had a severe, negative impact on the Company. If this situation were to continue unmitigated, it may impair the Company's ability to invest in research at historical levels.

Throughout this period of time, the Company has held to its core strategy and continued to invest in scientific research at historical levels. However, this level of investment is not sustainable without a dramatic change in the current financial situation. If cash flow from operations does not increase materially, the Company would likely consider changing its current business model. Unfortunately, increased sales of existing products and cost reductions alone cannot be expected to increase cash flow from operations sufficiently to offset the negative events. In order to maintain its current business model, the Company must introduce new products in the near term.

There are two sources of new products: products acquired through acquisition and licensing arrangements, and products in the Company's late-stage research pipeline. With respect to acquisitions and licensing, there are limited opportunities for critical late-stage products, and these limited opportunities typically require substantial amounts of funding. The Company competes for these products against companies often with far greater financial resources than that of the Company. Due to the present financial situation, it will be challenging for the Company to acquire or license critical late-stage products.

With respect to products in the Company's late-stage research pipeline, there is only one product that was recently approved by the FDA, which could materially increase cash flow from operations. That product is VYTORIN, the combination of ZETIA, the Company's cholesterol absorption inhibitor, and Zocor, Merck & Co., Inc.'s (Merck) statin medication. The U.S. approval of VYTORIN enables the Company to expand its position in the approximately $25 billion cholesterol-reduction market, the single largest pharmaceutical market in the world. However, VYTORIN competes against other, well-established cholesterol-management products marketed by companies with financial resources much greater than that of the Company. The financial commitment to compete in this marketplace is shared with Merck; however, profits from VYTORIN are also shared with Merck.

Regardless of the success of VYTORIN, during 2004, the Company currently anticipates seeking access to the capital markets to obtain additional financing. It is expected that the financing would be used for general corporate purposes, which may include, among other things, refinancing of short-term debt or commercial paper, the funding of operating expenses, shareholder dividends, capital expenditures, business development activities, licensing fees and milestone payments and the payment of settlement amounts, fines, penalties and other investigatory and litigation costs and expenses.

The Company's credit rating could decline further. The impact of such decline could be reduced availability of commercial paper borrowing and would increase the interest rate on the Company's long-term debt. If this were to occur, the Company may be forced to seek short-term financing from other sources at higher interest rates than that of commercial paper, or to repatriate additional funds currently held by foreign affiliates that would incur additional U.S. income tax.

Further, if VYTORIN does not provide a material amount of cash flow from operations, the Company would likely evaluate the need to examine strategic alternatives. With regard to an examination of strategic alternatives, the contracts with Merck for ZETIA and VYTORIN and the contract with Centocor, Inc. for REMICADE (exhibits 10 (r) and 10 (u), respectively, to the Company's 2003 Form 10-K) contain provisions dealing with a change of control, as defined in those contracts. These provisions could result in the aforementioned products being acquired by Merck or reverting back to Centocor, Inc., as the case may be.

The negative events that have converged to strain financial resources during the past three years are summarized as follows:

     - Since 2001, the Company has been working with the FDA to resolve issues involving the Company's compliance with current Good Manufacturing Practices (cGMP) at certain of its manufacturing sites in New Jersey and Puerto Rico. In 2002, the Company reached a formal agreement with the FDA for a consent decree. Under the terms of the consent decree, the Company has made payments totaling $500 million and agreed to revalidate the manufacturing processes at these sites. These manufacturing sites have remained opened throughout this period; however, the consent decree has placed significant additional controls on production and release of products from these sites, including review and third-party certification of production variances, and, for some products, review and third-party certification of batch production records. The third-party certifications and other cGMP improvement projects have resulted in higher costs as well as reduced output at these facilities. In addition, the Company has found it necessary to discontinue certain older products. The Company's research and development operations have also been negatively impacted by the decree because these operations share common facilities with the manufacturing operations. The Company's commitments under the GMP Work Plan and Validation Program required by the consent decree are scheduled for completion by December 31, 2005. However, the consent decree will not be lifted at that point. The decree will remain in place until the Company successfully petitions the court to have it lifted. Under the terms of the decree, the Company is allowed to petition the court to lift the decree if, after any five year period following the decree's entry in May 2002, the Company has not been notified by FDA of a significant violation of FDA law, regulation, or the decree. Thus, the earliest date by which the Company could petition the court to lift the decree is May 2007 (five years after the decree's entry). The Company has no assurance that the decree will be lifted at that time. The impact of the consent decree is discussed in more detail in the sections that follow.

     - Certain of the Company's sales and marketing practices are under investigation by the U.S. Attorney's Office in Massachusetts. This investigation poses significant financial and commercial risks to the Company. The Company announced settlement with the U.S. Attorney's Office for the Eastern District of Pennsylvania regarding that Office's investigation into the Company's sales and marketing practices. The settlement requires payments by the Company totaling $345.5 million, of which $53.6 million was previously paid in 2003 as additional Medicaid rebates against the damages amount, leaving net payments of $291.9 million. These matters are discussed in further detail in the "Legal, Environmental and Regulatory Matters" footnote included in the financial statements to this report.

     - In December 2002, the Company switched all formulations of CLARITIN in the United States from prescription to over-the-counter (OTC) status. This switch followed the loss of marketing exclusivity for the product. The average unit selling price for an OTC product is much lower than the price in the prescription market. Further, with the loss of marketing exclusivity, the Company faces additional competition from comparable brands and generics in the OTC marketplace.

          CLARITIN in the United States had been the Company's leading product in terms of sales, and even more so in terms of profit. As a result, the Company has experienced a rapid, sharp and material decline in earnings and cash flow beginning in 2003.

     - The Company's other leading franchise is the combination of pegylated interferon (PEG-INTRON) and ribavirin (REBETOL) to treat hepatitis C. In late 2002, a competitor entered the hepatitis C marketplace with its own versions of pegylated interferon and ribavirin, and pursued aggressive pricing and marketing practices. Prior to the introduction of these competing products, the Company held a leading position in the hepatitis C market. With the introduction of this competitor in a market that has been contracting, the Company's market shares and sales levels have fallen significantly. In addition, generic forms of REBETOL have been approved in the important U.S. market. As a result of the introduction of a competitor for pegylated interferon and the introduction of generic ribavirin, the value of the Company's second most important product franchise has been and will continue to be severely diminished, and earnings and cash flow have been and will continue to be materially and negatively impacted.

     - Sales of other important products have been negatively impacted by overall market conditions. For example, CLARINEX competes in a declining prescription antihistamine market and NASONEX competes in a market with little to no growth.

     - The Company's manufacturing sites operate well below optimum levels due to the sales declines and the reduction in output related to the consent decree. At the same time, overall costs of operating the manufacturing sites have increased due to the consent decree activities. The impact of this is a material increase in costs. At this time, the major investments in manufacturing capacity are not impaired; however, the Company continues to review the carrying value of these assets for indications of impairment. Future events and decisions may lead to asset impairment losses and accelerated depreciation due to shortened asset lives.

In response to the above, a new management team was appointed during 2003. A program was initiated to reduce costs and to reinvest the savings into the business to stabilize market shares of key products and to help ensure the successful launch of VYTORIN. Due to the need to reinvest, the overall cost structure of the Company has not declined. In spite of the additional investment, the market shares of the Company's existing products have not yet responded in a meaningful way due to the need to realign the sales force to prepare for the launch of VYTORIN. In the first quarter of 2004, the Company incurred a net loss of $73 million, which included pre-tax special charges of $70 million. In the second quarter of 2004, the Company incurred a net loss of $65 million, which included a pre-tax research and development charge of $80 million for a product licensing fee as well as pre-tax special charges of $42 million. Second quarter operations were benefited by the seasonal nature of the Company's allergy products. Subsequent quarters in 2004 will not include this benefit. The Company's ability to generate profits is dependent upon growing sales of existing products, successfully launching VYTORIN and controlling expenses. Management cannot give assurance that operations will generate profits in the near term, especially if VYTORIN is not a commercial success.

Net Sales

Consolidated net sales for the second quarter totaled $2.1 billion, a decrease of $161 million or 7 percent compared with the same period in 2003. Consolidated net sales for the second quarter reflected a volume decline of 12 percent and a favorable foreign exchange rate impact of 3 percent. For the six months, consolidated net sales decreased $279 million or 6 percent versus 2003. Consolidated net sales for the first six months reflected a volume decline of 12 percent and a favorable foreign exchange rate impact of 5 percent. Net sales in the United States decreased 21 percent versus the second quarter of 2003 and 22 percent for the six-month period. International sales advanced 5 percent for the second quarter and 7 percent for the first half of the year compared with the same periods in 2003. International sales included a favorable foreign exchange rate impact of 6 percent for the quarter and 9 percent for the first six months.

Net sales for the second quarter and six months ended June 30, were as follows:

(Dollars in millions)

                                     Second Quarter                        Six Months
                            --------------------------------    --------------------------------
                              2004        2003         %          2004        2003         %
                            --------    --------    --------    --------    --------    --------
GLOBAL PHARMACEUTICALS      $  1,644    $  1,871         (12)   $  3,125    $  3,517         (11)
     Clarinex / Aerius           226         219           3         356         392          (9)
     Remicade                    182         126          44         347         240          45
     Nasonex                     156         175         (11)        296         254          17
     PEG-Intron                  144         247         (42)        293         469         (38)
     Temodar                     102          87          17         188         146          28
     Intron A                     89         125         (29)        158         199         (21)
     Rebetol                      88         196         (55)        187         415         (55)
     Claritin Rx *                82          90          (9)        173         179          (3)
     Integrilin                   78          92         (15)        151         181         (16)
     Subutex                      47          36          31          91          66          37
     Elocon                       46          41          13          84          80           6
     Caelyx                       35          26          34          70          49          43

CONSUMER HEALTH CARE             317         266          19         629         559          12
     OTC                         150         135          11         306         291           5
        OTC Claritin             117          97          22         234         225           4
     Foot Care                    89          83           7         166         145          14
     Sun Care                     78          48          60         157         123          28

ANIMAL HEALTH                    186         171           9         356         313          14
                            --------    --------    --------    --------    --------    --------
CONSOLIDATED NET SALES      $  2,147    $  2,308          (7)   $  4,110    $  4,389          (6)
                            --------    --------    --------    --------    --------    --------

* Includes international sales of CLARITIN Rx only. Canadian sales of CLARITIN are now reported in the OTC line within Consumer Health Care. The prior period has been reclassified accordingly.

Certain prior period amounts have been reclassified to conform to the current year presentation.

Global net sales of CLARINEX (marketed as AERIUS in many countries outside the U.S.) for the treatment of seasonal outdoor allergies and year-round indoor allergies were $226 million in the second quarter of 2004, an increase of 3 percent versus the second quarter of 2003. Sales outside the U.S. climbed 34 percent to $100 million in the second quarter due to market share gains and continued conversion from prescription CLARITIN. U.S. sales declined 13 percent to $126 million due to the continued contraction in the U.S. prescription antihistamine market following the launch of OTC CLARITIN and other branded and non-branded nonsedating antihistamines coupled with market share declines. Global net sales of CLARINEX decreased 9 percent to $356 million for the six-month period.

International net sales of REMICADE, for the treatment of rheumatoid arthritis, Crohn's disease and ankylosing spondylitis, were up $56 million or 44 percent to $182 million in the second quarter and were up $107 million or 45 percent to $347 million for the first six months. The increase was primarily in Europe due to increased patient utilization and expanded indications.

Global net sales of NASONEX Nasal Spray, a once-daily corticosteroid nasal spray for allergies, decreased 11 percent to $156 million in the second quarter primarily due to trade buying patterns in the U.S. coupled with a decline in U.S. market share. Global net sales increased 17 percent to $296 million for the first six months primarily due to trade buying patterns in the U.S. coupled with international sales growth, tempered by a decline in U.S. market share. International sales of NASONEX grew 18 percent to $71 million for the quarter and 23 percent to $129 million for the six-month period due to market share gains and market growth.

Global net sales of PEG-INTRON Powder for Injection, a pegylated interferon product for treating hepatitis C, decreased 42 percent to $144 million in the second quarter and decreased 38 percent to $293 million year-to-date due to ongoing market competition in a contracting market. Market share of PEG-INTRON has been declining, reflecting the entrance of a competitor's new products in the hepatitis C market in 2003.

Global net sales of TEMODAR Capsules, for treating certain types of brain tumors, increased 17 percent to $102 million for the second quarter and increased 28 percent to $188 million year-to-date due to increased market penetration.

Global net sales of INTRON A Injection, for chronic hepatitis B and C and other antiviral and anticancer indications, decreased 29 percent to $89 million for the second quarter and 21 percent to $158 million year-to-date due to lower demand coupled with unfavorable trade inventory fluctuations in the U.S.

In the second quarter and first six months of 2004, global net sales of REBETOL Capsules for use in combination with INTRON or PEG-INTRON for treating hepatitis C, decreased 55 percent to $88 million and 55 percent to $187 million, respectively, due to ongoing competition including the launch of generic versions of REBETOL in the United States in April 2004.

International net sales of prescription CLARITIN decreased 9 percent to $82 million in the second quarter and decreased 3 percent to $173 million for the six month period of 2004 due to the continued conversion to CLARINEX.

In the second quarter and first six months of 2004, global net sales of INTEGRILIN Injection, a glycoprotein platelet aggregation inhibitor for the treatment of patients with acute coronary syndromes, decreased 15 percent to $78 million and 16 percent to $151 million, respectively, due to changes in U.S. trade inventory levels tempered by increased patient utilization in the United States. Sales in the United States of INTEGRILIN decreased 17 percent to $72 million for the quarter and decreased 18% to $139 million for the six months of 2004.

International sales of SUBUTEX, for the treatment of opiate addiction, increased 31 percent to $47 million in the second quarter and 37 percent to $91 million for the six-month period due to increased market penetration.

International net sales of CAELYX, for the treatment of ovarian cancer, metastatic breast cancer and Kaposi's sarcoma, increased 34 percent to $35 million for the second quarter and 43 percent to $70 million for the first six months of 2004. The increase reflects the launch of expanded indications including the treatment of metastatic breast cancer in patients who are at increased cardiac risk.

Contributing to the decline in global sales in the second quarter and first six months of 2004 was the absence of LOSEC revenues in Europe, as the Company's agreement with AstraZeneca ended in the 2003 third quarter. LOSEC revenues were $39 million in the second quarter of 2003 and $78 million for the first six months of 2003.

Net sales of consumer health care products, which include OTC, foot care and sun care products, increased $51 million or 19 percent in the second quarter and $70 million or 12 percent year-to-date. Sales of OTC CLARITIN for the second quarter of 2004 were $117 million, up 22 percent from $97 million in 2003. The increase in sales was due to trade inventory adjustments in the second quarter of 2003. Net sales of sun care products increased $30 million or 60 percent in the second quarter and $34 million or 28 percent year-to-date due to the timing of orders and shipments coupled with favorable weather conditions. Sales of foot care products increased 7 percent to $89 million in the second quarter and 14 percent to $166 million year-to-date due to the successful launch of FREEZE AWAY, a wart-remover product.

Global net sales of animal health products increased 9 percent in the second quarter of 2004 to $186 million and 14 percent to $356 million for the six-month period. Sales were favorably impacted by foreign exchange of 6 percent and 8 percent for the quarter and six-month period, respectively.

Cost, Expenses and Equity Income

Cost of sales as a percentage of net sales increased to 36.8 and 37.2 percent for the second quarter and first six months of 2004, respectively, versus 34.0 and 32.9 percent in the second quarter and six-month period of 2003. The increase was primarily due to lower production volumes coupled with increased spending related to the FDA consent decree and efforts to upgrade the Company's global infrastructure and an unfavorable change in product sales mix (primarily higher sales of lower margin products). The absence of European LOSEC revenues in both the second quarter and six months of 2004 contributed to the unfavorable comparison as well.

Selling, general and administrative expenses increased 4 percent to $979 million in the second quarter and 6 percent to $1.9 billion year-to-date versus $938 million and $1.8 billion for the second quarter and first six months of 2003, respectively. The increase was primarily due to higher sales force and marketing related costs associated with the previously reported expansion of the field force to prepare for the VYTORIN launch and continued investment to support key brands coupled with the unfavorable impact of foreign exchange. The second quarter and year-to-date ratios to net sales of 45.6 and 46.1 percent, respectively, are higher than the 40.6 percent ratio in the respective prior year periods, primarily due to lower overall sales reported in the 2004 periods.

Research and development spending increased 22 percent to $451 million in the second quarter and 19 percent to $824 million year-to-date, representing 21.0 and 20.0 percent of net sales, respectively. Research and development spending for the second quarter and six-month period of 2004 includes an $80 million charge in conjunction with the license from Toyama Chemical Company Ltd. for garenoxacin, a quinolone antibiotic currently in development.

In the second quarter and first six months of 2004, Other expense (income), net reflects higher net interest expense. Interest expense increased primarily because the Company changed the composition of its debt portfolio. Prior to this change, the Company was financed entirely with short-term debt (primarily commercial paper). In the fourth quarter of 2003, the Company issued $2.4 billion of fixed-rate, long-term debt. Although the interest rate on the long-term debt is higher than the rate on short-term debt, this change in composition of the debt portfolio decreased the inherent risk associated with reliance on short-term financing. Interest expense also increased because overall borrowings have increased over the prior year.

Special Charges

Special charges for the second quarter ended June 30, 2004 included $42 million of employee termination costs. Special charges for the six months ended June 30, 2004 included $86 million of employee termination costs and $26 million of asset impairment charges. Special charges for 2003 included $20 million of asset impairment charges.

Employee Termination Costs

In August 2003, the Company announced a global workforce reduction initiative. The first phase of this initiative was a Voluntary Early Retirement Program
(VERP) in the United States. The total cost of this program is estimated to be $191 million, comprised of increased pension costs of $108 million, increased post-retirement health care costs of $57 million, vacation payments of $4 million and costs related to accelerated vesting of stock grants of $22 million. Amounts recognized relating to this program during the second quarter and first six months of 2004 were $8 million and $17 million, respectively, with cumulative costs of $181 million recognized as of June 30, 2004. Amounts expected to be recognized during the remainder of 2004 and 2005 are $3 million and $7 million, respectively.

The Company also recognized $34 million and $69 million of other employee severance costs in the second quarter and six-month period of 2004, respectively, primarily outside the United States.

Asset Impairment Charges

The Company recognized $26 million of asset impairment charges for the year-to-date related to the anticipated exit from a small European research-and-development facility. The Company recognized $20 million of asset impairment charges in the first six months of 2003 related to manufacturing facility assets.

Equity (Income)/Loss from Cholesterol Joint Venture

Global cholesterol franchise sales, which include ZETIA and VYTORIN, totaled $247 million in the 2004 second quarter and $436 million year-to-date compared with sales of $123 million and $170 million in the second quarter and first six months of 2003, respectively. ZETIA has now been approved in 65 countries. In the United States, more than 9 million prescriptions have been written for the product since its U.S. launch in November 2002, according to IMS Health. The Company utilizes the equity method of accounting for its cholesterol joint venture with Merck. Under that method, the Company records its share of the operating profits less its share of the research and development costs in "Equity (income)/loss from cholesterol joint venture." Operating profit in the context of the joint venture represents net sales, less cost of sales, direct promotion expenses and other costs that the Company and Merck may agree to share. Operating profit excludes the cost of the Company's sales forces throughout the world, as well as the many indirect costs incurred by the Company to support the manufacturing, marketing and management of ZETIA and VYTORIN. As such, the amount reported as "Equity (income)/loss from cholesterol joint venture" represents what the Company receives from the joint venture to fund the costs incurred by the Company that are not shared with Merck. "Equity income from cholesterol joint venture," as defined, totaled $77 million in the second quarter of 2004 versus $26 million in the second quarter of 2003. For 2004 year-to-date, equity income from cholesterol joint venture totaled $154 million including a $7 million milestone earned as a result of the approval in Mexico of the ezetimibe/simvastatin product, versus a loss of ($4) million for the first six months of 2003. U.S. ZETIA sales exceeded a pre-defined annual sales level, as stipulated in the joint venture contract, during the second quarter of 2004. As a result, profit from the U.S. sales of ZETIA will be split 50/50 for the remainder of the year, down from a previously higher profit split.

Net (loss)/income

Net (loss)/income was a loss of ($65) million for the second quarter versus income of $182 million in 2003. Net loss in the second quarter of 2004 includes a pre-tax research and development charge of $80 million for a product licensing fee as well as pre-tax special charges of $42 million, as described above. Net income in the second quarter of 2003 includes pre-tax special charges of $20 million.

Net (loss)/income was a loss of ($138) million for the first six months of 2004 versus income of $355 million in 2003. Net loss for year-to-date 2004 includes a pre-tax research and development charge of $80 million for a product licensing fee as well as pre-tax special charges of $112 million, as described above. Net income for the first six months of 2003 includes pre-tax special charges of $20 million.

Effective Tax Rate

The effective tax rate was 20.0 percent in the second quarters and first six months of 2004 and 2003.

Liquidity and Financial Resources - six months ended June 30, 2004

Background

The following background information may be useful to the reader in understanding the current state of the Company's liquidity and financial resources.

At June 30, 2004, substantially all cash and cash equivalents and short-term investments shown in the accompanying balance sheet were held by wholly-owned, foreign-based subsidiaries. At the same time, substantially all of the debt shown in the accompanying balance sheet was owed by the parent company.

In the past, this geographic disparity between the location of funds and the location of debt was not a pivotal issue for the Company. However, with the material decline in earnings following the loss of marketing exclusivity of CLARITIN in the United States, this geographic disparity has taken on more importance.

On a consolidated basis, dividends and capital expenditures exceed cash generated from operations. This excess becomes particularly pronounced when disaggregated on a geographic basis. Foreign operations generate cash in excess of cash needs. However, U.S. operations have cash needs well in excess of cash generated in the U.S.

The U.S. operations fund dividend payments, the vast majority of research and development costs and approximately half of the worldwide capital expenditures. In the past, these cash needs were funded primarily through operations. However, following the loss of marketing exclusivity of CLARITIN, U.S. profits declined materially and U.S. cash needs now exceed U.S. cash generation.

Cash and cash equivalents, plus short-term investments, exceeded total debt at June 30, 2004 by $1.3 billion. However, as discussed above, the funds are held by foreign-based subsidiaries, and the U.S. operations have cash needs and carry substantially all the debt. Using the funds held by the foreign-based subsidiaries for the cash needs of the U.S.-based subsidiaries may result in U.S. income tax payments. The amount of any U.S. income tax payments would depend upon a number of factors, including the amount of the funds used and whether the U.S. operations were generating taxable profits or losses.

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

Federal tax legislation passed by both the House of Representatives and the U.S. Senate contain provisions which, if enacted, will have a positive impact on the Company's ability to access the funds held by its foreign-based subsidiaries. Both the American Jobs Creation Act of 2004, as passed by the U.S. House of Representatives, and the Jumpstart Our Business Strength (JOBS) Act, as passed by the U.S. Senate, contain provisions that would permit the Company to remit funds held by its foreign-based subsidiaries to the U.S. operations at a reduced tax rate. These two legislative proposals will be considered by a committee of both the House and the Senate, and a single bill will emerge which must be approved by both Houses of Congress; and if approved, signed by the President to become law. If legislation is enacted into law and the provision to remit such funds at reduced rates is part of the legislation, the Company intends to remit some or all of the amounts finally permitted to be remitted and to pay tax on such amounts at the reduced rate.

Discussion of Cash Flow

Cash provided by operating activities totaled $333 million for the first six months of 2004. This amount includes the receipt of $404 million for a U.S. tax refund relating to the 2003 "carryback benefit" described above. However, the benefit of this tax refund is most likely temporary because the Company expects to pay approximately $475 million to the U.S. government for a tax deficiency related to certain transactions entered into in 1991 and 1992. It is likely that this payment will be made in the third quarter of this year. (See the "Legal, Environmental and Regulatory Matters" footnote included in the financial statements to this report.) For this reason, management believes that as of June 30, 2004 it is more meaningful to discuss cash flow without the benefit of the tax refund.

Absent the benefit of the tax refund, consolidated cash from operating activities for the first six months of 2004 was a negative amount; meaning that operations resulted in a net use of cash. Capital expenditures and dividend payments added to the use of cash during the first six months of 2004.

As discussed above, this net use of cash occurred entirely in the U.S. operations. Foreign operations generated net cash of approximately $400 million through the first six months, but the net use of cash in the U.S. totaled approximately $900 million during this same period of time, excluding the tax refund. Through the first six months of 2004, the cash shortfall in the U.S. was funded with the receipt of the tax refund discussed above, as well as with cash that was available in the U.S. at the beginning of the year. Funds held by the foreign-based subsidiaries have not been used to fund the U.S. cash needs through June 30, 2004.

For the second half of 2004, the cash needs of the U.S. operations are expected to increase further due to continuing U.S. operating losses and due to the payment of the first installment under the settlement agreement with the U.S. Attorney's Office for the Eastern District of Pennsylvania. The aggregate settlement amount is $345.5 million in fines and damages. The Company will be credited with $53.6 million that was previously paid, leaving a net settlement amount of $291.9 million. Of that amount, $177.5 million of the total settlement will be paid in 2004, and the remaining portion will be paid by March 4, 2005. Interest will accrue on the unpaid balance at the rate of 4 percent. (See the "Legal, Environmental and Regulatory Matters" footnote included in the financial statements to this report.) In addition, the cash needs of the U.S. operations could increase further as a result of any potential payments arising from other matters described in the "Legal, Environmental and Regulatory Matters" footnote included in the financial statements to this report. The cash shortfall in the U.S. for the second half of 2004 is expected to be funded through a combination of accessing the capital markets and accessing earnings generated in 2004 by the foreign-based subsidiaries.

As discussed above, the Company does not expect to incur additional U.S. income taxes when accessing the funds held by its foreign-based subsidiaries because of the expected U.S. operating losses. Alternatively, if the proposed U.S. income tax legislation discussed above becomes law, the funds held by the foreign-based subsidiaries can be remitted to the U.S. at a reduced tax rate. If this were to be the case, the U.S. operating losses would not have to be used to absorb otherwise taxable distributions, in which case the Company would be able to carry forward its U.S. operating losses to offset future earnings.

The Company currently anticipates seeking access to the capital markets to obtain additional financing. It is expected that the financing would be used for general corporate purposes, which may include, among other things, refinancing of short-term debt or commercial paper, the funding of operating expenses, shareholder dividends,capital expenditures, business development activities, licensing fees and milestone payments and the payment of settlement amounts, fines, penalties and other investigatory and litigation costs and expenses. On May 11, 2004, the shelf registration, as amended, that allows the Company to issue up to $2 billion in various debt and equity securities, was declared effective by the SEC. As of June 30, 2004, no amounts were issued under the shelf registration.

The Company's credit rating could decline further. The impact of such decline could be reduced availability of commercial paper borrowing and would increase the interest rate on the Company's long-term debt. If this were to occur, the Company may have to seek short-term financing from other sources at higher interest rates than that of commercial paper, or to repatriate additional funds currently held by foreign affiliates that would incur additional U.S. income tax.

Borrowings and Credit Facilities

On November 26, 2003, the Company issued $1.25 billion aggregate principal amount of 5.3 percent senior unsecured notes due 2013 and $1.15 billion aggregate principal amount of 6.5 percent senior unsecured notes due 2033. Proceeds from this offering of $2.4 billion were used for general corporate purposes, including to repay commercial paper outstanding in the United States. Upon issuance, the notes were rated A3 by Moody's Investors' Service (Moody's) and A+ (on CreditWatch with negative implications) by Standard & Poor's (S&P). The interest rates payable on the notes are subject to adjustment. If the rating assigned to the notes by either Moody's or S&P is downgraded below "A3" or "A-," respectively, the interest rate payable on that series of notes will increase. See the "Borrowings" footnote included in the financial statements to this report for additional information.

On July 14, 2004, Moody's lowered its rating on the notes to "Baa1", accordingly the interest payable on each note will increase 25 basis points, respectively, effective December 1, 2004. Therefore, on December 1, 2004, the interest rate payable on the notes due 2013 will increase from 5.3% to 5.55%, and the interest rate payable on the notes due 2033 will increase from 6.5% to 6.75%. This adjustment to the interest rate payable on the notes will increase the Company's interest expense by $6 million annually.

The Company has two revolving credit facilities totaling $1.5 billion. Both facilities are from a syndicate of major financial institutions. The most recently negotiated facility (May 2004) is a $1.25 billion, five-year credit facility. This facility matures in May 2009 and requires the Company to maintain a total debt to total capital ratio of no more than 60 percent. The second credit facility provides a $250 million line of credit through its maturity date in May 2006 and requires the Company to maintain a total debt to total capital ratio of no more than 60 percent anytime the Company is rated at or below Baa3 by Moody's and BBB- by S&P. These facilities are available for general corporate purposes and are considered as support for the Company's commercial paper borrowings. These facilities do not require compensating balances; however, a nominal commitment fee is paid. At June 30, 2004, no funds were drawn under either of these facilities.

At June 30, 2004, short-term borrowings totaled $1.305 billion. Approximately 94 percent of this was outstanding commercial paper. The commercial paper ratings discussed below have not significantly affected the Company's ability to issue or roll over its outstanding commercial paper borrowings at this time. However, the Company believes the ability of commercial paper issuers, such as the Company, with one or more short-term credit ratings of "P-2" from Moody's, "A-2" from S&P and/or "F2" from Fitch Ratings (Fitch) to issue or roll over outstanding commercial paper can, at times, be less than that of companies with higher short-term credit ratings. In addition, the total amount of commercial paper capacity available to such issuers is typically less than that of higher rated companies. The Company maintains sizable lines of credit with commercial banks, as well as cash and short-term investments held by foreign-based subsidiaries, to serve as alternative sources of liquidity and to support its commercial paper program.

Credit Ratings

On February 18, 2004, S&P downgraded the Company's senior unsecured debt ratings to "A-" from "A." At the same time, S&P also lowered the Company's short-term corporate credit and commercial paper rating to "A-2" from "A-1." The Company's S&P rating outlook remains negative.

On May 11, 2004 the shelf registration, as amended, that allows the Company to issue up to $2 billion in various debt and equity securities was declared effective by the SEC. On March 3, 2004, S&P assigned the shelf registration a preliminary rating of "A-" for senior unsecured debt and a preliminary subordinated debt rating of "BBB+". As of June 30, 2004, no amounts were issued under the shelf registration.

On April 29, 2004, Moody's placed the Company's senior unsecured credit rating of "A-3" on its Watchlist for possible downgrade based upon concerns related to market share declines, litigation risks and a high degree of reliance on the success of VYTORIN. On July 14, 2004, Moody's lowered the Company's senior unsecured credit rating from "A-3" to "Baa1", lowered the Company's senior unsecured shelf registration rating from "(P)A3" to "(P)Baa1", lowered the Company's subordinated shelf registration rating from "(P)Baa1" to "(P)Baa2", lowered the Company's cumulative and non-cumulative preferred stock shelf registration rating from "(P)Baa2" to "(P)Baa3", confirmed the Company's "P-2" commercial paper rating and removed the Company from the Watchlist. Moody's rating outlook for the Company is negative. See the "Borrowings and Credit Facilities" section above for a discussion of the impact of Moody's rating downgrade on the interest rates paid on the Company's long-term debt.

On November 20, 2003, Fitch downgraded the Company's senior unsecured and bank loan ratings to "A-" from "A+," and its commercial paper rating to "F2" from "F1." The Company's rating outlook remained negative. In announcing the downgrade, Fitch noted that the sales decline in the Company's leading product franchise, the INTRON franchise, was greater than anticipated, and that it was concerned that total Company growth is reliant on the performance of two key growth drivers, ZETIA and REMICADE, in the near term.

Financial Arrangements Containing Credit Rating Downgrade Triggers

The Company previously had two separate arrangements that enable it to manage cash flows between its U.S. subsidiaries and its foreign-based subsidiaries. One of these arrangements has been terminated as described below. The other arrangement remains in effect. Both of these arrangements employ interest rate swaps, and both of these arrangements have similar credit rating downgrade triggers which allow the counterparty to call for early termination. The credit rating downgrade triggers require the Company to maintain a long-term debt rating of at least "A2" by Moody's or "A" by S&P. Both S&P's and Moody's current credit ratings are below this specified minimum. As a result, the counterparties to the interest rate swaps can elect early termination following a specified period, as described below.

The one arrangement still in effect utilizes two long-term interest rate swap contracts, one between a foreign-based subsidiary and a bank and the other between a U.S. subsidiary and the same bank. The two contracts have equal and offsetting terms and are covered by a master netting arrangement. The contract involving the foreign-based subsidiary permits the subsidiary to prepay a portion of its future obligation to the bank, and the contract involving the U.S. subsidiary permits the bank to prepay a portion of its future obligation to the U.S. subsidiary. Interest is paid on the prepaid balances by both parties at market rates. Prepayments totaling $1.9 billion have been made under both contracts as of June 30, 2004 and 2003. The prepaid amounts have been netted in the preparation of the consolidated balance sheet in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts."

This arrangement provides that in the event the Company fails to maintain the required minimum credit ratings, the counterparty may terminate the transaction by designating an early termination date not earlier than 36 months following the date of such notice to terminate. However, if such notice is given, the early termination consequences discussed below would not be required to occur until the end of the three-year period. As of this date, the counterparty has not given the Company notice to terminate.

Early termination requires repayment of all prepaid amounts, and repayment must occur in the original tax jurisdiction in which the prepaid amounts were made. Accordingly, early termination would require the Company's U.S. subsidiary to repay $1.9 billion to the bank and for the bank to repay $1.9 billion to the Company's foreign-based subsidiary.

The financial impact of early termination depends on the manner and extent to which the Company decides to finance its U.S. repayment obligation. The Company could finance its entire obligation by obtaining short- or long-term financing in the United States. (In this case, cash and debt would increase by equal amounts in the consolidated balance sheet.) However, the Company's ability to finance its obligation under the swaps will depend on the Company's credit ratings and business operations, as well as market conditions, at the time such financing is contemplated. Alternatively, the Company could repatriate to the United States some or all of the funds received by the foreign-based subsidiary. Repatriating funds could have U.S. income tax consequences depending primarily on profitability of the U.S. operations. Any such tax would be accrued against future earnings, and may result in the Company reporting a higher effective tax rate. Currently, the U.S. operations are generating tax losses. However, future tax losses may be insufficient to absorb any or all of the potential tax should the Company repatriate some or all of the funds received by the foreign-based subsidiary. If the proposed U.S. tax law previously discussed in this "Liquidity and Financial Resources" section becomes law, the Company may be able to finance its U.S. repayment obligation by repatriating the funds received by the foreign-based subsidiary at a significantly reduced tax cost.

As stated above, both S&P's and Moody's current credit ratings are below the specified minimum, however, termination of the transaction is not required to occur earlier than 36 months following the date on which the Company receives a termination notice from the counterparty. As of this date, the Company has not received a termination notice from the counterparty. Accordingly, early termination is not imminent. Due to this fact, as well as the alternative courses of action available to the Company in the event of early termination, the potential of early termination does not impact current liquidity and financial resources.

The second arrangement, which is no longer in effect, utilized long-term interest rate swap contracts, one entered into in 1991 with a notional principal of $650 million and a second entered into in 1992 with a notional principal of $950 million. The terms of these contracts enabled the Company to sell the right to receive payments while retaining the obligation to make payments. In 1991 and 1992, the U.S. parent company sold the rights to receive payments under both contracts to two foreign-based subsidiaries in return for approximately $700 million (fair value). This intercompany transaction was eliminated in the preparation of the consolidated financial statements. (The Internal Revenue Service has asserted that these transactions were not a sale but a loan on which additional U.S. income taxes are due. The

Company expects to litigate this matter as described in the "Legal, Environmental and Regulatory Matters" footnote to the financial statements.)

Under this second arrangement, the swap contracts allowed the counterparty to effectively terminate the transaction if the Company failed to maintain the required minimum credit ratings and within 60 days does not restore at least one of the required minimum credit ratings. The Company's credit rating fell below the required minimum credit rating on February 18, 2004. The Company was unable to restore at least one of its credit ratings in the allotted time and as a result, an early termination event occurred. On April 1, 2004, the U.S. parent reacquired from the foreign based subsidiaries the right to receive payments under both contracts from the counterparty at its fair market value. On May 10, 2004, all of the interest rate swaps related to the $650 million and $950 million swap arrangements were terminated, and the impact on the Company's Statements of Consolidated Operations was not material.

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

The Company cannot predict what net effect the Medicare prescription drug benefit will have on markets and sales. The program does not go into effect until 2006 and many of the Company's leading drugs are already covered under Medicare Part B (e.g., TEMODAR, INTEGRILIN and INTRON A). Others have a relatively small portion of their sales to the Medicare population (e.g., CLARINEX, the hepatitis C franchise). The Company could experience expanded utilization of ZETIA and VYTORIN and new drugs in the Company's R&D pipeline. Of greater consequence for the Company may be the legislation's impact on pricing, rebates and discounts.

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

The switch of CLARITIN to OTC status and the introduction of competing OTC loratadine has resulted in a rapid, sharp and material decline in CLARITIN sales in the United States and the Company's results of operations. U.S. sales of prescription CLARITIN products were $25 million or 0.3 percent of the Company's consolidated global sales in 2003 and $1.4 billion or 14 percent in 2002. Sales of CLARINEX in the United States and abroad have also been materially adversely affected by the presence of generic OTC loratadine and OTC CLARITIN. In light of the factors described above, management believes that the Company's December 2002 introduction of OTC CLARITIN, as well as the introduction of a competing OTC loratadine product in December 2002 and additional entrants of generic OTC loratadine products in the market, have had a rapid, sharp and material adverse effect on the Company's results of operations and will likely continue for an indeterminate period of time.

Following settlement in 2003 of patent litigation by the Company involving three drug manufacturers, and dismissal of patent litigation relating to ribavirin patents that did not involve the Company, generic forms of ribavirin entered the U.S. market in April 2004. The generic forms of ribavirin compete with the Company's REBETOL (ribavirin) Capsules in the United States. The REBETOL patents are material to the Company's business. U.S. sales of REBETOL in 2003 were $306 million. For the six months ended June 30, 2004, U.S. sales of REBETOL were $53 million.

PEG-INTRON and REBETOL combination therapy for hepatitis C contributed substantially to sales in 2003 and 2002. During the fourth quarter of 2002, a competing pegylated interferon-based combination product, including a brand of ribavirin, received regulatory approval in most major markets, including the United States. The overall market share of the hepatitis C franchise has declined sharply, reflecting this new market competition. Management believes that the ability of PEG-INTRON and REBETOL combination therapy to maintain market share will continue to be adversely affected by new competition in the hepatitis C marketplace.

As a result of the introduction of a competitor for pegylated interferon and the introduction of generic ribavirin, the value of the Company's second most important product franchise has been and will continue to be severely diminished and earnings and cash flow have been and will continue to be materially and negatively impacted.

In October 2002, Merck/Schering-Plough Pharmaceuticals announced that the FDA approved ZETIA (ezetimibe) 10 mg for use either by itself or together with statins for the treatment of elevated cholesterol levels. In March 2003, the Company announced that ezetimibe (EZETROL, as marketed in Europe) had successfully completed the European Union (EU) mutual recognition procedure
(MRP). With the completion of the MRP process, the 15 EU member states as well as Iceland and Norway can grant national marketing authorization with unified labeling for EZETROL. EZETROL has been launched in many international markets. The Merck/Schering-Plough partnership also developed a once-daily tablet combining ezetimibe with simvastatin (Zocor), Merck's cholesterol-modifying medicine. Ezetimibe/simvastatin has been approved for marketing in several countries, including Germany in April of 2004 and in Mexico in March of 2004. On July 23, 2004, Merck/Schering-Plough Pharmaceuticals announced that the FDA had approved VYTORIN.

Uncertainties inherent in government regulatory approval processes, including, among other things, delays in approval of new products, formulations or indications, may also affect the Company's operations. The effect of regulatory approval processes on operations cannot be predicted.

The Company is subject to the jurisdiction of various national, state and local regulatory agencies and is, therefore, subject to potential administrative actions. Of particular importance is the FDA in the United States. It has jurisdiction over all the Company's businesses and administers requirements covering the testing, safety, effectiveness, approval, manufacturing, labeling and marketing of the Company's products. From time to time, agencies, including the FDA, may require the Company to address various manufacturing, advertising, labeling or other regulatory issues, such as those noted below relating to the Company's current manufacturing issues. Failure to comply with governmental regulations can result in delays in the release of products, seizure or recall of products, suspension or revocation of the authority necessary for the production and sale of products, discontinuance of products, fines and other civil or criminal sanctions. Any such result could have a material adverse effect on the Company's financial position and its results of operations. Additional information regarding government regulation that may affect future results is provided in Part I, Item I, "Business," in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2003. Additional information about cautionary factors that may affect future results is provided under the caption "Cautionary Factors That May Affect Future Results (Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)" in this Management's Discussion and Analysis of Operations and Financial Condition.

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

In addition, the decree requires the Company to complete programs of revalidation of the finished drug products and bulk active pharmaceutical ingredients manufactured at the covered manufacturing facilities. The Company is required under the consent decree to complete its revalidation programs for bulk active pharmaceutical ingredients by September 30, 2005, and for finished drugs by December 31, 2005. In general, the timely and satisfactory completion of the revalidations are subject to payments of $15,000 per business day for each deadline missed, subject to the caps described above. However, if a product scheduled for revalidation has not been certified as having been validated by the last date on the validation schedule, the FDA may assess a payment of 24.6 percent of the net domestic sales of the uncertified product until the validation is certified. Any such payment would not be subject to the caps described above. Further, in general, if a product scheduled for revalidation under the consent decree is not certified within six months of its scheduled date, the Company must cease production of that product until certification is obtained. The completion of the Significant Steps in the Work Plans and the completion of the revalidation programs are subject to third-party expert certification, which must be accepted by the FDA.

The consent decree provides that if the Company believes that it may not be able to meet a deadline, the Company has the right, upon the showing of good cause, to request extensions of deadlines in connection with the cGMP Work Plans and revalidation programs. However, there is no guarantee that FDA will grant any such requests.

Although the Company believes it has made significant progress in meeting its obligations under the consent decree, it is possible that (1) the Company may fail to complete a Significant Step or a revalidation by the prescribed deadline; (2) the third party expert may not certify the completion of the Significant Step or revalidation; or (3) the FDA may disagree with an expert's certification of a Significant Step or revalidation. In such a case, it is possible that the FDA may assess payments as described above.

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

Critical Accounting Policies

Refer to "Management's Discussion and Analysis of Operations and Financial Condition" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 for disclosures regarding the Company's critical accounting policies.

Disclosure Notice

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

Any or all forward-looking statements here or in other publications may turn out to be wrong. Actual results may vary materially, and there are no guarantees about Schering-Plough's financial and operational performance or the performance of Schering-Plough stock. Schering-Plough does not assume the obligation to update any forward-looking statement.

Many factors could cause actual results to differ from Schering-Plough's forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. Although it is not possible to predict or identify all such factors, they may include the following:

- A significant portion of net sales are made to major pharmaceutical and health care products distributors and major retail chains in the United States. Consequently, net sales and quarterly growth comparisons may be affected by fluctuations in the buying patterns of major distributors, retail chains and other trade buyers. These fluctuations may result from seasonality, pricing, wholesaler buying decisions or other factors.

- Competitive factors, including technological advances attained by competitors, patents granted to competitors, new products of competitors coming to the market, new indications for competitive products, and generic, prescription and/or OTC products that compete with products of Schering-Plough or the Merck/Schering-Plough Pharmaceuticals joint venture (such as competition from OTC statins, like the one approved for use in the U.K. for which impact in the cholesterol reduction market is not yet known).

- Increased pricing pressure both in the United States and abroad from managed care organizations, institutions and government agencies and programs. In the United States, among other developments, consolidation among customers may increase pricing pressures and may result in various customers having greater influence over prescription decisions through formulary decisions and other policies.

- The potential impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003; possible other U.S. legislation or regulatory action affecting, among other things, pharmaceutical pricing and reimbursement, including Medicaid and Medicare, involuntary approval of prescription medicines for over-the-counter use; and other health care reform initiatives and drug importation legislation. Legislation or regulations in markets outside the U.S. affecting product pricing, reimbursement or access. Laws and regulations relating to trade, antitrust, monetary and fiscal policies, taxes, price controls and possible nationalization.

- Patent positions can be highly uncertain and patent disputes are not unusual. An adverse result in a patent dispute can preclude commercialization of products or negatively impact sales of existing products or result in injunctive relief and payment of financial remedies.

- Uncertainties of the FDA approval process and the regulatory approval and review processes in other countries, including, without limitation, delays in approval of new products.

- Failure to meet Good Manufacturing Practices established by the FDA and other governmental authorities can result in delays in the approval of products, release of products, seizure or recall of products, suspension or revocation of the authority necessary for the production and sale of products, fines and other civil or criminal sanctions. The resolution of manufacturing issues with the FDA discussed in Schering-Plough's 10-Ks, 10-Qs and 8-Ks are subject to substantial risks and uncertainties. These risks and uncertainties, including the timing, scope and duration of a resolution of the manufacturing issues, will depend on the ability of Schering-Plough to assure the FDA of the quality and reliability of its manufacturing systems and controls, and the extent of remedial and prospective obligations undertaken by Schering-Plough.

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

- Major products such as CLARITIN, CLARINEX, INTRON A, PEG-INTRON, REBETOL Capsules, REMICADE and NASONEX accounted for a material portion of Schering-Plough's 2003 revenues. If any major product were to become subject to a problem such as loss of patent protection, OTC availability of the Company's product or a competitive product (as has been disclosed for CLARITIN and its current and potential OTC competition), previously unknown side effects; if a new, more effective treatment should be introduced; generic availability of competitive products; or if the product is discontinued for any reason, the impact on revenues could be significant. Also, such information about important new products, such as ZETIA and VYTORIN, or important products in our pipeline, may impact future revenues. Further, the launch of VYTORIN may negatively impact sales of ZETIA.

- Unfavorable outcomes of government (local and federal, domestic and international) investigations, litigation about product pricing, product liability claims, other litigation and environmental concerns could preclude commercialization of products, negatively affect the profitability of existing products, materially and adversely impact Schering-Plough's financial condition and results of operations, or contain conditions that impact business operations, such as exclusion from government reimbursement programs.

- Economic factors over which Schering-Plough has no control, including changes in inflation, interest rates and foreign currency exchange rates.

-     Instability, disruption or destruction in a significant geographic region
      - due to the location of manufacturing facilities, distribution facilities or customers - regardless of cause, including war, terrorism, riot, civil insurrection or social unrest; and natural or man-made disasters, including famine, flood, fire, earthquake, storm or disease.

- Changes in tax laws including changes related to taxation of foreign earnings.

- Changes in accounting standards promulgated by the American Institute of Certified Public Accountants, the Financial Accounting Standards Board or the SEC, or the Public Company Accounting Oversight Board that would require a significant change to Schering-Plough's accounting practices.

For further details and a discussion of these and other risks and uncertainties that may impact Schering-Plough's forward looking statements, see
Schering-Plough's past and future SEC filings.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk primarily from changes in foreign currency exchange rates and, to a lesser extent, from interest rates and equity prices. Refer to "Management's Discussion and Analysis of Operations and Financial Condition" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 for additional information.

Item 4. Controls and Procedures

Management, including the chief executive officer and the chief financial officer, has evaluated the Company's disclosure controls and procedures as of the end of the quarterly period covered by this Form 10-Q and has concluded that the Company's disclosure controls and procedures are effective. They also concluded that there were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Legal proceedings involving the Company are described in the 2003 10-K and the 2004 first quarter 10-Q, together referred to as the "Reports" in this Legal Proceedings Item. Unless specifically indicated below, matters described in the Reports are still pending. The following description should be read together with the Reports. It covers material developments to previously reported proceedings and new legal proceedings involving the Company that arose since the April 28, 2004 filing date of the 2004 first quarter 10-Q.

Patent Matters. PRIME PAC PRRS Patent. In January 2000, a jury found that the Company's PRIME PAC PRRS (Porcine Respiratory and Reproductive Syndrome) vaccine infringed a patent owned by Boehringer Ingelheim Vetmedica, Inc ("Boehringer Ingelheim"). An injunction was issued in August 2000 barring further sales of the Company's vaccine. On June 3, 2004, a jury in the United States District Court for the district of New Jersey awarded Boehringer Ingelheim $6.9 million plus interest in this matter.

DR. SCHOLL'S FREEZE AWAY Patent. On July 26, 2004, OraSure Technologies filed an action in the U.S. District Court for the Eastern District of Pennsylvania alleging patent infringement by Schering-Plough Healthcare Products by its sale of DR. SCHOLL'S FREEZE AWAY wart removal product. The FREEZE AWAY product was launched in March 2004. As of June 30, 2004, net sales of this product totaled $8.4 million.

Investigations. Pennsylvania Investigation. On July 30, 2004, Schering-Plough Corporation, the U.S. Department of Justice and the U.S. Attorney's Office for the Eastern District of Pennsylvania announced settlement of the previously disclosed investigation by that Office.

Under the settlement, Schering Sales Corporation, an indirect wholly owned subsidiary of Schering-Plough Corporation, will plead guilty to a single federal criminal charge concerning a payment to a managed care customer. As a result, Schering Sales Corporation will be excluded from participating in federal healthcare programs. The settlement will not affect the ability of Schering-Plough Corporation to participate in those programs.

The aggregate settlement amount is $345.5 million in fines and damages, comprised of a $52.5 million fine to be paid by Schering Sales Corporation, and $293 million in civil damages to be paid by Schering-Plough Corporation. Schering-Plough Corporation will be credited with $53.6 million that was previously paid in additional Medicaid rebates against the civil damages amount, leaving a net settlement amount of $291.9 million. Of that amount, $177.5 million of the total settlement will be paid in 2004, and the remaining portion will be paid by March 4, 2005. Interest will accrue on the unpaid balance at the rate of 4 percent.

The payments will be funded by cash from operations, borrowings and/or proceeds from the issuance of securities. There will be no impact on 2004 full year results related to the Pennsylvania settlement.

Under the settlement, Schering-Plough Corporation also entered into a five year corporate integrity agreement with the Office of the Inspector General of the Department of Health and Human Services, under which Schering-Plough Corporation agreed to implement specific measures to promote compliance with regulations on issues such as marketing. Failure to comply can result in financial penalties.

Details of the initiation and progress of the investigation can be found in the Company's prior 10-K and 10-Q reports beginning with the 10-K for 1999.

The Company cannot predict the impact of this settlement, if any, on other outstanding investigations.

Pricing Matters. During 2000, Warrick Pharmaceuticals (Warrick), the Company's generics subsidiary, was sued by the state of Texas. In 2002, the Company and its subsidiary, Schering Corporation, were added as defendants. The lawsuit alleges that Warrick supplied the state with false reports of wholesale prices, which caused the state to pay Medicaid claims on prescriptions of Warrick's albuterol sulfate solution and inhaler at a higher-than-justified level. On May 3, 2004, the Company announced that it has reached an agreement with the attorney general's office of the State of Texas to settle the matter for a total of $27 million.

Securities and Class Action Litigation. On March 31, 2003, the Company was served with a putative class action complaint filed in the U.S. District Court in New Jersey alleging that the Company, Richard Jay Kogan (who resigned as Chairman of the Board November 13, 2002, and retired as Chief Executive Officer, President and Director of the Company April 20, 2003) and the Company's Employee Savings Plan (Plan) administrator breached their fiduciary obligations to certain participants in the Plan. In May 2003, the Company was served with a second putative class action complaint filed in the same court with allegations nearly identical to the complaint filed March 31, 2003. On October 6, 2003, a consolidated amended complaint was filed, which names as additional defendants seven current and former directors and other corporate officers. The Court dismissed this complaint on June 29, 2004. On July 16, 2004, the plaintiffs filed a Notice of Appeal.

SEC Inquiries and Related Litigation. On June 9, 2004, the SEC and the Company announced settlement of the SEC's enforcement proceeding regarding the books and records and internal controls provisions of the Foreign Corrupt Practices Act relating to payments of approximately $76,000 made between February 1999 and March 2002 by one of the Company's foreign subsidiaries, Schering-Plough Poland, to a charitable organization called the Chudow Castle Foundation. Without admitting or denying the allegations in the complaint, the Company paid a $500,000 civil penalty; consented to the issuance of a Commission Order requiring the Company to cease and desist from committing or causing violations of Sections 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934; and agreed to retain an independent consultant to review the Company's policies and procedures regarding compliance with the Foreign Corrupt Practices Act and to implement any changes recommended by the consultant.

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

The federal putative class actions filed against the Company and Mr. Kogan regarding the meetings held with investors the week of September 30, 2002, and other communications were consolidated and, pursuant to that consolidation, an amended complaint dated March 13, 2003, was filed, alleging violations of Sections 10(b), 20(a) and 20(A) of the Securities Exchange Act of 1934 relating to the alleged disclosures made during the meetings mentioned in the paragraph above. The Company filed a motion to dismiss these class actions May 6, 2003, and the plaintiffs have sought leave of the court, and thereafter filed a second amended complaint. On June 29, 2004, the Court dismissed the second amended complaint.

On September 25, 2003, a lawsuit was filed in New Jersey Superior Court, Union County, against Richard Jay Kogan and the Company's outside Directors alleging breach of fiduciary duty, fraud and deceit and negligent misrepresentation, all relating to the alleged disclosures made during the meetings mentioned above. The Company removed this case to federal court. A motion to remand to state court and the Company's motion to dismiss are pending.

Environmental Matters. On November 20, 2003, we received a General Notice of Potential Liability from EPA addressed to Arno/Scholl's Adhesive Tapes, Inc., a former subsidiary of the Company, relating to the Lake Culmet Cluster Site in Chicago, Illinois. There are several hundred other potentially responsible parties for the site. The Company believes it was named erroneously and that another unrelated company should be responsible for any clean-up obligations at this site. The Company is working with the government to have the matter resolved.

The New Jersey Department of Environmental Protection sent Schering-Plough a letter, received September 24, 2003, stating that the Company "may be legally responsible for damages to natural resources" in the state. The Department has not adopted regulations covering how such liability is to be calculated, making it difficult to accurately predict the ultimate extent of the Company's exposure.

Tax Matters. In October of 2001, the IRS auditors asserted, in reports, that the Company is liable for additional tax for the 1990 through 1992 tax years. The reports allege that two interest rate swaps that the Company entered into with an unrelated party should be recharacterized as loans from affiliated companies, resulting in approximately $195 million of tax, plus interest. The Company estimates the interest to be approximately $280 million. In April of 2004, the Company received a formal Notice of Deficiency (Statutory Notice) from the IRS asserting additional federal income tax due of $195 million. The statutory ninety-day notice period expired on July 7, 2004, and the Company expects to receive a bill from the IRS for additional tax of $195 million plus interest of $280 million. The Company believes it has complied with all applicable rules and regulations related to the tax treatment of interest rate swaps. Thus, the Company intends to pay the tax and the interest and file suit for refund. It is likely that this payment will be made in the third quarter of this year. The Company's tax reserves are adequate to cover the payment of these amounts.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                                                       Total Number of        Maximum Number
                                                                                     Shares Purchased as    of Shares that May
                                                                                       Part of Publicly     Yet Be Purchased
                                          Total Number of      Average Price Paid     Announced Plans or    Under the Plans or
                  PERIOD                  Shares Purchased         per Share              Programs               Programs
------------------------------------------------------------------------------------------------------------------------------
January 1, 2004 through March 31, 2004              54,862(1)  $            17.97            N/A                    N/A
------------------------------------------------------------------------------------------------------------------------------
April 1, 2004 through June 30, 2004                      0                      0            N/A                    N/A
------------------------------------------------------------------------------------------------------------------------------
TOTAL 2004                                          54,862     $            17.97
------------------------------------------------------------------------------------------------------------------------------

(1) All of the shares included in the table above were repurchased pursuant to the Company's stock incentive program and represent shares delivered to the Company by option holders for payment of the exercise price and tax withholding obligations in connection with stock options.

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

2. The designation by the Audit Committee of Deloitte & Touche LLP to audit the books and accounts of the Company for the year ending December 31, 2004 was ratified by a vote of 98.22% of shares voted (or 87.01% of outstanding shares):

     For          Against       Abstain
     ---          -------       -------
1,280,389,552    15,370,618    7,920,844

3. The Operations Management Team Incentive Plan was approved by a vote of 94.7% of shares voted (or 83.9% of outstanding shares):

    For            Against      Abstain
    ---            -------      -------
1,234,591,283    57,879,831    11,209,900

Item 5. Other Information

Regulatory Affairs Development:

      The Company sells numerous upper respiratory products which contain pseudoephedrine (PSE), an FDA approved ingredient for the relief of nasal congestion. The Company's annual sales of upper respiratory products which contain PSE totaled approximately $160 million in 2003 and approximately $95 million through June 2004. These products include all CLARITIN D products as well as some DRIXORAL, CORICIDIN and CHLOR-TRIMETON products. The Company understands that PSE has been used in the illicit manufacture of methamphetamine, a dangerous and addictive drug. To date, we believe that nine states and Canada have enacted regulations concerning the sale of PSE, including limiting the amount of these products that can be purchased at one time, or requiring that these products be located behind the counter, with the stated goal of deterring the illicit/illegal manufacture of methamphetamine. To date, the regulations have had no material impact on the Company's operations or financial results. Were such regulations to be adopted throughout the United States and in other countries that are key markets for the products, the impact of such regulations on the Company's sales of these specific products cannot be predicted. At this time, the Company has no information indicating that, based on these regulations, a material adverse impact on the Company's operations or financial condition is likely based on these regulations in the next several years.

Item 6.     Exhibits and Reports on Form 8-K

      (a)   Exhibits - The following Exhibits are filed with this document:

Exhibit Number                              Description
--------------                              -----------
3(i)               Certificate of Correction of Certificate of Incorporation

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

31.1               Sarbanes-Oxley Act of 2002, Section 302 Certification for
                   Chairman of the Board, Chief Executive Officer and President

31.2               Sarbanes-Oxley Act of 2002, Section 302 Certification for
                   Executive Vice President and Chief Financial Officer

32.1               Sarbanes-Oxley Act of 2002, Section 906 Certification for
                   Chairman of the Board, Chief Executive Officer and President

32.2               Sarbanes-Oxley Act of 2002, Section 906 Certification for
                   Executive Vice President and Chief Financial Officer

      (b)   Reports on Form 8-K:

      During the three-month period ended June 30, 2004, the Company filed (or furnished) three current reports on Form 8-K:

      1. Report on Form 8-K, filed April 22, 2004, under Item 5 - Other Events and Regulation FD Disclosure, Item 7 - Financial Statements and Exhibits and Item 12 - Results of Operations and Financial Condition.

      2. Report on Form 8-K, filed May 6, 2004, under Item 7 - Financial Statements and Exhibits and Item 9 - Regulation FD Disclosure.

      3. Report on Form 8-K, filed May 26, 2004, under Item 5 - Other Events and Regulation FD Disclosure.

                                  SIGNATURE(S)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Schering-Plough Corporation
                                                ---------------------------
                                                        (Registrant)

Date  August 3, 2004                            /s/Douglas J. Gingerella
                                                --------------------------------
                                                   Douglas J. Gingerella
                                                Vice President and Controller
                                                (Duly Authorized Officer and
                                                  Chief Accounting Officer)