Form 10-Q
period 2004-09-30
SCHERING PLOUGH CORP
filed 2004-10-28
CIK 310158

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2004

                          COMMISSION FILE NUMBER 1-6571

                           SCHERING-PLOUGH CORPORATION
             (Exact name of registrant as specified in its charter)

  New Jersey                                          22-1918501
  (State or other jurisdiction of incorporation)      (I.R.S. Employer
  2000 Galloping Hill Road                            Identification No.)
  Kenilworth, NJ                                      (908) 298-4000
  (Address of principal executive offices)            (Registrant's telephone
  07033                                               number,
  (Zip Code)                                          including area code)

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

Common Shares Outstanding as of September 30, 2004: 1,472,762,054

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                  SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
                 STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS
                                   (UNAUDITED)
                 (Amounts in millions, except per share figures)

                                                             Three Months                  Nine Months
                                                                 Ended                         Ended
                                                             September 30,                 September 30,
                                                         ----------------------        ----------------------
                                                          2004            2003           2004           2003
                                                         -------        -------        -------        -------
Net sales                                                $ 1,978        $ 1,998        $ 6,088        $ 6,386
                                                         -------        -------        -------        -------

Cost of sales                                                711            652          2,241          2,094
Selling, general and administrative                          892            873          2,785          2,653
Research and development                                     378            382          1,201          1,074
Other expense (income), net                                   34             41            112             49
Special charges                                               26            350            138            370
Equity (income) from cholesterol joint venture               (95)           (24)          (249)           (21)
                                                         -------        -------        -------        -------

Income/(loss) before income taxes                             32           (276)          (140)           167
Income taxes (expense)/benefit                                (6)            11             28            (77)
                                                         -------        -------        -------        -------
Net income/(loss)                                        $    26        $  (265)       $  (112)       $    90
                                                         -------        -------        -------        -------

Preferred stock dividends                                     12              -             12              -
                                                         -------        -------        -------        -------
Net income/(loss) available to common shareholders       $    14        $  (265)       $  (124)       $    90
                                                         =======        =======        =======        =======

Diluted earnings/(loss) per common share                 $   .01        $  (.18)       $  (.08)       $   .06
                                                         =======        =======        =======        =======

Basic earnings/(loss) per common share                   $   .01        $  (.18)       $  (.08)       $   .06
                                                         =======        =======        =======        =======

Dividends per common share                               $  .055        $   .17        $  .165        $   .51
                                                         =======        =======        =======        =======

See notes to condensed consolidated financial statements.

                  SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                 (Dollars in millions, except per share figures)

                                                            September 30,       December 31,
                                                               2004                2003
                                                            -------------       ------------
Assets
  Cash and cash equivalents                                $         4,685        $  4,218
  Short-term investments                                               881             587
  Accounts receivable, net                                           1,342           1,329
  Inventories                                                        1,516           1,651
  Deferred income taxes                                                460             472
  Prepaid expenses
   and other current assets                                            550             890
                                                           ---------------        --------
       Total current assets                                          9,434           9,147
  Property, plant and equipment                                      6,843           6,817
  Less accumulated depreciation                                      2,391           2,290
                                                           ---------------        --------
        Property, net                                                4,452           4,527
  Goodwill                                                             214             218
  Other intangible assets, net                                         241             401
  Other assets                                                         762             809
                                                           ---------------        --------
  Total assets                                             $        15,103        $ 15,102
                                                           ===============        ========

Liabilities and Shareholders' Equity
  Accounts payable                                         $           926        $  1,030
  Short-term borrowings and current
    portion of long-term debt                                          866           1,023
  Other accrued liabilities                                          1,942           2,556
                                                           ---------------        --------
        Total current liabilities                                    3,734           4,609
  Long-term debt                                                     2,392           2,410
  Other long-term liabilities                                          729             746
                                                           ---------------        --------
        Total long-term liabilities                                  3,121           3,156
  Shareholders' Equity:
    Mandatory convertible preferred shares - $1 par
      value; issued - 28,750,000;
      $50 per share face value                                       1,438               -
    Common shares - $.50 par value;
      issued:2,029,686,377                                           1,015           1,015
    Paid-in capital                                                  1,251           1,272
    Retained earnings                                               10,452          10,918
    Accumulated other comprehensive loss                              (469)           (426)
                                                           ---------------        --------
           Total                                                    13,687          12,779
    Less treasury shares: 2004 - 556,924,323 shares;
      2003 - 558,666,318 shares, at cost                             5,439           5,442
                                                           ---------------        --------
        Total shareholders' equity                                   8,248           7,337
                                                           ---------------        --------
    Total liabilities and shareholders' equity             $        15,103        $ 15,102
                                                           ===============        ========

See notes to condensed consolidated financial statements.

                  SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)
                              (Amounts in millions)

                                                                 2004           2003
                                                               -------        -------
Operating Activities:
  Net (loss)/income                                            $  (112)       $    90
  Adjustments to reconcile net (loss)/income to net cash
    provided by operating activities:
     Tax refund from loss carryback                                404              -
     Tax matters                                                  (473)             -
     Special charges                                              (124)           370
     Depreciation and amortization                                 325            297
     Changes in assets and liabilities:
      Accounts receivable                                          (36)           594
      Inventories                                                  103           (207)
      Prepaid expenses and other assets                             17             27
      Accounts payable and other liabilities                       (95)          (796)
                                                               -------        -------
  Net cash provided by operating activities                          9            375
                                                               -------        -------

Investing Activities:
  Capital expenditures                                            (299)          (462)
  Proceeds from transfer of license                                118             35
  Purchases of investments                                        (294)          (212)
  Other, net                                                        (3)             5
                                                               -------        -------
  Net cash used for investing activities                          (478)          (634)
                                                               -------        -------

Financing Activities:
  Cash dividends paid to common shareholders                      (243)          (750)
  Net change in short-term borrowings                             (173)         1,136
  Proceeds from preferred stock issuance, net                    1,394              -
  Other, net                                                       (42)            10
                                                               -------        -------
  Net cash provided by financing activities                        936            396
                                                               -------        -------

Effect of exchange rates on cash and
  cash equivalents                                                   -              1
                                                               -------        -------
Net increase in cash and
  cash equivalents                                                 467            138
Cash and cash equivalents, beginning
  of period                                                      4,218          3,521
                                                               -------        -------
Cash and cash equivalents, end of period                       $ 4,685        $ 3,659
                                                               =======        =======

See notes to condensed consolidated financial statements.

                  SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Basis of Presentation

These unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain prior year amounts have been reclassified to conform to the current year presentation. These statements should be read in conjunction with the accounting policies and notes to consolidated financial statements included in the Company's 2003 Annual Report on Form 10-K.

In the opinion of management, the financial statements reflect all adjustments necessary for a fair statement of the operations and financial position for the interim periods presented.

Revenue Recognition

The Company's pharmaceutical products are sold to direct purchasers (e.g., wholesalers, retailers and certain health maintenance organizations). Price discounts and rebates on such sales are paid to federal and state agencies as well as to indirect purchasers and other market participants (e.g., managed care organizations that indemnify beneficiaries of health plans for their pharmaceutical costs and pharmacy benefit managers).

The Company recognizes revenue when title and risk of loss passes to the purchaser and when reliable estimates of the following can be determined:

      i.    commercial discount and rebate arrangements;

      ii. rebate obligations under certain Federal and state governmental programs and;

      iii.  sales returns in the normal course of business.

When recognizing revenue the Company estimates and records the applicable commercial and governmental discounts and rebates as well as sales returns that have been or are expected to be granted or made for products sold during the period. These amounts are deducted from sales for that period. Estimates recorded in prior periods are re-evaluated as part of this process. If reliable estimates of these items can not be made, the Company defers the recognition of revenue.

Special Charges

Special charges for the three months ended September 30, 2004 totaled $26 million, primarily relating to employee termination costs. Special charges for the nine months ended September 30, 2004 totaled $138 million, comprised of $111 million in employee termination costs and $27 million in asset impairment charges. For the nine month period ended September 30, 2003, special charges totaled $370 million, comprised of $20 million of asset impairment charges and $350 million in increased litigation reserves.

Employee Termination Costs

In August 2003, the Company announced a global workforce reduction initiative. The first phase of this initiative was a Voluntary Early Retirement Program in the United States. Under this program, eligible employees in the United States had until December 15, 2003, to elect early retirement and receive an enhanced retirement benefit. Approximately 900 employees elected to retire under the program, of which approximately 750 employees retired at or near year-end 2003 and approximately 150 employees have staggered retirement dates in the future. The total cost of this program is estimated to be $191 million, comprised of increased pension costs of $108 million, increased post-retirement health care costs of $57 million, vacation payments of $4 million and costs related to accelerated vesting of stock grants of $22 million. For employees with staggered retirement dates in the future, these amounts are being recognized as a special charge over the employees' remaining service periods. This delayed expense recognition follows the guidance in Statement of Financial Accounting Standards
(SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Amounts recognized, relating to this program, during the three and nine months ended September 30, 2004 were $2 million and $19 million, respectively, with cumulative costs recognized of $183 million through September 30, 2004. Amounts expected to be recognized during the remainder of 2004 and 2005 are $1 million and $7 million, respectively.

In addition to the Voluntary Early Retirement Program in the United States, the Company recognized $23 million and $92 million, respectively, of other employee severance costs for the three and nine months ended September 30, 2004.

Asset Impairment Charges

Asset impairment charges have been recognized in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." For the nine months ended September 30, 2004, the Company recognized asset impairment charges of $27 million, based on discounted cash flows. The asset impairments primarily related to the anticipated exit from a small European research-and-development facility. For the nine month period ended September 30, 2003, the Company recognized asset impairment charges of $20 million related to manufacturing facility assets.

Litigation Charges

During the three and nine months ended September 30, 2003, the Company recognized $350 million of litigation charges primarily as a result of the investigations into the Company's sales and marketing practices (see "Legal, Environmental and Regulatory Matters" footnote for additional information).

Summary of Selected Special Charges

The following summarizes the activity in the accounts related to employee termination costs and asset impairment charges ($ in millions):

                                                             Employee         Asset
                                                            Termination     Impairment
                                                               Costs         Charges
                                                            -----------     ----------
Special charges accrual balance at December 31, 2003           $  29         $    -
Special charges incurred during nine months ended
  September 30, 2004                                             111             27
Write-offs                                                         -            (27)
Credit to retirement benefit plan liability                      (19)             -
Cash disbursements                                               (78)             -
                                                               -----         ------
Special charges accrual balance at September 30, 2004          $  43         $    -
                                                               =====         ======

The balance at September 30, 2004 for employee termination costs represents the value of stock grants ($22 million) not yet distributed and severance payments remaining to be paid ($21 million) as of September 30, 2004.

Strategic Agreement

In September 2004, the Company announced that it entered into a strategic agreement with Bayer Pharmaceuticals Corporation ("Bayer") intended to enhance the companies' pharmaceutical resources.

Commencing in October 2004, in the United States and Puerto Rico, the Company will market, sell and distribute Bayer's primary care products including Avelox (moxifloxacin HCl) and Cipro (ciprofloxacin HCl) under an exclusive license agreement. The Company will pay Bayer substantial royalties on these products based on sales.

Also commencing in October 2004, the Company will assume Bayer's responsibilities for U.S. commercialization activities related to the erectile dysfunction medicine Levitra (vardenafil HCl) under Bayer's co-promotion agreement with GlaxoSmithKline PLC. The Company will report its share of Levitra's results as alliance revenue.

Additionally, under the terms of the agreement, Bayer will support the promotion of certain of the Company's oncology products in the United States and key European markets for a defined period of time.

In Japan, upon regulatory approval, Bayer will co-market the Company's cholesterol absorption inhibitor ZETIA (ezetimibe). This arrangement does not include the rights to any future cholesterol combination product.

This agreement with Bayer potentially restricts the Company from marketing products in the United States that would compete with any of the products under the strategic alliance. As a result, the Company expects that it may need to sublicense rights to garenoxacin, the quinolone antibacterial agent that the Company licensed from Toyama Chemical Co. Ltd. ("Toyama"). The Company is exploring its options with regard to garenoxacin and will continue to fulfill its commitments to Toyama under its arrangement, including taking the product through regulatory approval. The Toyama arrangement is discussed in further detail in the "Product License" footnote below.

Product License

On June 21, 2004, the Company entered into a collaboration and license agreement with Toyama. Under the terms of the agreement, the Company has acquired the exclusive worldwide rights, excluding Japan, Korea and China, to develop, use and sell garenoxacin, Toyama's quinolone antibacterial agent currently in development. In connection with the execution of the agreement, the Company incurred a charge in the second quarter of 2004 for an up-front fee of $80 million to Toyama. This amount has been expensed and reported in "Research and development" for the nine months ended September 30, 2004 in the Statements of Condensed Consolidated Operations.

Inventories

Inventories consisted of ($ in millions):

                                            September 30,                December 31,
                                                 2004                        2003
                                            -------------                ------------
Finished products                              $  551                      $  664
Goods in process                                  659                         648
Raw materials and supplies                        306                         339
                                               ------                      ------
  Total inventories                            $1,516                      $1,651
                                               ======                      ======

Other Intangible Assets

The components of the balance sheet caption "Other intangible assets, net" are as follows ($ in millions):

                              September 30, 2004                        December 31, 2003
                      ----------------------------------        ----------------------------------
                       Gross                                     Gross
                      Carrying     Accumulated                  Carrying    Accumulated
                       Amount      Amortization     Net          Amount     Amortization       Net
                      --------     ------------     ---         --------    ------------       ---
Patents and
   licenses             $418          $277          $141          $614          $318          $296
Trademarks and
   other                 143            43           100           143            38           105
                        ----          ----          ----          ----          ----          ----
Total other
   intangible
   assets               $561          $320          $241          $757          $356          $401
                        ====          ====          ====          ====          ====          ====

These intangible assets are amortized on the straight-line method over their respective useful lives. In the nine months ended September 30, 2004, the Company did not make any payments that were capitalized for patent and licensing rights. For the three months ended September 30, 2004 the net carrying amount of patents and licenses was reduced by approximately $118 million as a result of Bristol-Myers Squibb's reacquisition of co- promotion rights of TEQUIN in the U.S. In the nine months ended September 30, 2003, the Company paid $11 million for patent and licensing rights. These amounts are being amortized over approximately 9 years. The residual value of intangible assets is estimated to be zero. Amortization expense related to other intangible assets for the nine months ended September 30, 2004 and 2003 was $30 million and $41 million, respectively. Other intangible assets are reviewed to determine their recoverability by comparing their carrying values to their expected undiscounted future cash flows when events or circumstances warrant such a review. Full year amortization expense in each of the next five years is estimated to be approximately $40 million per year based on the intangible assets recorded as of September 30, 2004.

Accounting for Stock-Based Compensation

The following table reconciles net income/(loss) and earnings/(loss) per common share (EPS), as reported, for the three and nine months ended September 30, 2004 and 2003 to pro forma net income/(loss) and EPS, as if the Company had expensed the grant date fair value of both stock options and deferred stock units as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." These pro forma amounts may not be representative of the initial impact of adopting SFAS No. 123 since, as amended, it permits alternative methods of adoption.

($ in millions, except per share figures):

                                                                              Three months                 Nine months
                                                                                  ended                       ended
                                                                       --------------------------    -------------------------
                                                                       Sept 30,         Sept 30,     Sept 30,          Sept 30,
                                                                         2004             2003         2004             2003
                                                                       -------          --------     --------          -------
Net income/(loss), as reported                                          $   26           $  (265)     $  (112)          $   90
Add back: Expense included in reported net
    income/(loss) for deferred stock units, net of tax                       8                14           28               38
Deduct: Pro forma expense as if both stock options and
    deferred stock units were charged against net
    income/(loss), net of tax                                              (24)              (33)         (77)             (95)
                                                                        ------           -------      -------           ------
Pro forma net income/(loss) using the fair value method                 $   10           $  (284)     $  (161)          $   33
                                                                        ======           =======      =======           ======

Diluted earnings/(loss) per common share:
    Diluted earnings/(loss) per common share, as reported               $  .01           $  (.18)     $  (.08)          $  .06
    Pro forma diluted earnings/(loss) per common share using the fair
    value method                                                           .00              (.19)        (.12)             .02
Basic earnings/(loss) per common share:
    Basic earnings/(loss) per common share, as reported                 $  .01           $  (.18)     $  (.08)          $  .06
    Pro forma basic earnings/(loss) per common share using the fair
    value method                                                           .00              (.19)        (.12)             .02

Basic and diluted earnings/(loss) per common share are calculated based on net income/(loss) available to common shareholders.

Other expense (income), net

The components of other expense (income), net are as follows ($ in millions):

                                                      Three Months                  Nine Months
                                                          Ended                        Ended
                                                      September 30,                September 30,
                                                  2004           2003           2004            2003
                                                  ----           ----           -----           ----
Interest cost incurred                            $ 44           $ 26           $ 144           $ 56
Less: amount capitalized on construction            (5)            (2)            (14)            (7)
                                                  ----           ----           -----           ----
Interest expense                                    39             24             130             49
Interest income                                    (20)            (9)            (50)           (37)
Foreign exchange (gains) losses                      -             (1)              5              1
Other, net                                          15             27              27             36
                                                  ----           ----           -----           ----
Total                                             $ 34           $ 41           $ 112           $ 49
                                                  ====           ====           =====           ====

Cash paid for interest, net of amounts capitalized, was $85 million for the nine months ended September 30, 2004. Cash paid for interest, net of amounts capitalized, was $27 million for the nine months ended September 30, 2003.

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

Equity Income from Cholesterol Joint Venture

The Company and Merck have agreements to jointly develop and market ZETIA (ezetimibe) as a once-daily monotherapy, as co-administration of ZETIA with statins, and VYTORIN, a once-daily fixed-combination tablet of ezetimibe and simvastatin (Zocor), Merck's cholesterol-modifying medicine. The agreements also involve the development and marketing of a once-daily, fixed-combination tablet containing CLARITIN and Singulair. Singulair is Merck's once-daily leukotriene receptor antagonist for the treatment of asthma and seasonal allergic rhinitis. In January 2002, Schering-Plough/Merck Pharmaceuticals reported on results of Phase III clinical trials of a fixed-combination tablet containing CLARITIN and Singulair, which did not demonstrate sufficient added benefits in the treatment of seasonal allergic rhinitis.

The agreements generally provide for equal sharing of development costs and for co-promotion of approved products by each company in the United States and in most other countries of the world, except Japan. In Japan, no agreement with Merck exists (see "Strategic Agreement" footnote above for information regarding the Company's agreement with Bayer to co-market ZETIA in Japan). In general, co-promotion provides that each company will provide equal physician marketing efforts and that each company will bear the cost of its own sales force in marketing the products. In general, the agreements provide that the venture will operate in a "virtual" mode to the maximum degree possible by relying on the respective infrastructures of the two companies. However, the companies have agreed to share certain costs, but these costs are limited to a portion of the costs of manufacturing, the cost of a specialty sales force and certain specially identified promotion costs. It should be noted that the Company incurs substantial costs, such as selling, general and administrative costs, that are not reflected in "Equity (income) from cholesterol joint venture" and are borne by the overall cost structure of the Company. The agreements do not provide for any jointly owned facilities and, as such, products resulting from the collaboration will be manufactured in facilities owned by either Merck or the Company.

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

The Company utilizes the equity method of accounting for the cholesterol joint venture. Under that method, the Company records its share of the operating profits less its share of the research and development costs in "Equity (income) from cholesterol joint venture" in the Statements of Condensed Consolidated Operations.

Operating profit in the context of the joint venture represents net sales, less cost of sales, direct promotion expenses and other costs that the Company and Merck may agree to share. Operating profit excludes the cost of the Company's sales forces throughout the world, as well as the many indirect costs incurred by the Company to support the manufacturing, marketing and management of ZETIA and VYTORIN. As such, the amount reported as "Equity (income) from cholesterol joint venture" represents the contribution the Company receives from the joint venture to fund the costs incurred by the Company that are not shared with Merck.

"Equity (income) from cholesterol joint venture" totaled $95 million for the three months ended September 30, 2004. "Equity (income) from cholesterol joint venture" totaled $249 million for the nine months ended September 30, 2004, which includes the $7 million milestone earned for the Mexico approval. U.S. ZETIA sales exceeded a pre-defined annual sales level, as stipulated in the joint venture contract, during the second quarter of 2004. As a result, profit from the U.S. sales of ZETIA will be split 50/50 for the remainder of the year, down from a previously higher profit split.

As discussed above, the Company accounts for the Merck/Schering-Plough Cholesterol Partnership under the equity method of accounting. As such the Company's net sales do not include the sales of this joint venture. The joint venture launched VYTORIN in the U.S. market during the third quarter of 2004. In order to ensure immediate product availability at the pharmacy level, purchasers were offered limited, one-time distribution allowances, as well as, extended payment terms on their first orders. Substantially all of the approximately $42 million of VYTORIN net sales made by the joint venture in the third quarter were made under these initial terms. Subsequent sales of product were made under customary terms, which do not have such allowances or extended payment terms. The level of trade inventories for VYTORIN in the U.S. distribution channel is expected to be at normal levels by year-end 2004.

Revenue from the sales of VYTORIN is recognized by the joint venture when title and risk of loss has passed to the customer. To date, management of the joint venture has been able to make reliable estimates of product returns, rebates and other discounts for VYTORIN by using the historical experiences of comparable product launches in the U.S. marketplace.

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

                         Additional                                Additional
Moody's Rating          Interest Rate          S&P Rating        Interest Rate
--------------          -------------         -------------      --------------
Baa 1                       0.25%             BBB+                   0.25%
Baa2                        0.50%             BBB                    0.50%
Baa3                        0.75%             BBB-                   0.75%
Ba 1 or below               1.00%             BB+ or below           1.00%

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

On July 14, 2004, Moody's lowered its rating of the notes to "Baa1" and, accordingly, the interest payable on each note will increase by 25 basis points, respectively, effective December 1, 2004. Therefore, on December 1, 2004, the interest rate payable on the notes due 2013 will increase from 5.3% to 5.55%, and the interest rate payable on the notes due 2033 will increase from 6.5% to 6.75%. This adjustment to the interest rate payable on the notes will increase the Company's interest expense by $6 million annually.

The notes are redeemable in whole or in part, at the Company's option at any time, at a redemption price equal to the greater of (1) 100 percent of the principal amount of such notes or (2) the sum of the present values of the remaining scheduled payments of principal and interest discounted using the rate of treasury notes with comparable remaining terms plus 25 basis points for the 2013 notes or 35 basis points for the 2033 notes.

Credit Facilities

The Company has two revolving credit facilities totaling $1.5 billion. Both facilities are from a syndicate of major financial institutions. The most recently negotiated facility (May 2004) is a $1.25 billion, five-year credit facility. This facility matures in May 2009 and requires the Company to maintain a total debt to total capital ratio of no more than 60 percent. The second credit facility provides a $250 million line of credit through its maturity date in May 2006 and requires the Company to maintain a total debt to total capital ratio of no more than 60 percent anytime the Company is rated at or below Baa3 by Moody's and BBB- by S&P. These facilities are available for general corporate purposes and are considered as support for the Company's commercial paper borrowings. These facilities do not require compensating balances; however, a nominal commitment fee is paid. At September 30, 2004, no funds were drawn under either of these facilities.

Shelf Registration

On May 11, 2004, the Company's shelf registration, as amended, was declared effective by the SEC. The shelf registered for issuance up to $2 billion in various debt and equity securities. Subsequently, the Company issued $1.438 billion face amount of mandatory convertible preferred stock on August 10, 2004 under the shelf. As of September 30, 2004, $563 million principal amount of securities remain registered and unissued. See below for additional information on the preferred stock issuance.

Mandatory Convertible Preferred Stock

On August 10, 2004, the Company issued 28,750,000 shares of 6% mandatory convertible preferred stock with a face value of $1.438 billion. Net proceeds to the Company were $1.39 billion after deducting commissions, discounts and other underwriting expenses. The proceeds are being used for general corporate purposes, including the reduction of commercial paper borrowings.

The mandatory conversion date of the shares is September 14, 2007. On this date, each share will automatically convert into between 2.2451 and 2.7840 common shares of the Company depending on the average closing price of the Company's common shares over a period immediately preceding the mandatory conversion date, as defined in the prospectus. The preferred shareholders may elect to convert at anytime prior to September 14, 2007 at the minimum conversion ratio of 2.2451 common shares per share of the preferred stock. Additionally, if at anytime prior to the mandatory conversion date, the closing price of the Company's common shares exceeds $33.41 (for at least 20 trading days within a period of 30 consecutive trading days) the Company may elect to cause the conversion of all, but not less than all, of the preferred shares then outstanding at the same minimum conversion ratio of 2.2451 common shares for each preferred share.

The preferred stock accrues dividends at an annual rate of 6% on shares outstanding. The dividends are cumulative from the date of issuance and, to the extent the Company is legally permitted to pay dividends and the Board of Directors declares a dividend payable, the Company will pay dividends on each dividend payment date. The dividend payment dates are March 15, June 15, September 15 and December 15, with the first dividend to be paid on December 15, 2004, if so declared by the Board of Directors. A dividend was declared by the Board of Directors on September 28, 2004, payable on December 15, 2004.

Credit Ratings

Changes in Credit Ratings

On February 18, 2004, S&P downgraded the Company's senior unsecured debt ratings to "A-" from "A." At the same time, S&P also lowered the Company's short-term corporate credit and commercial paper rating to "A-2" from "A-1." The Company's S&P rating outlook remains negative.

On March 3, 2004, S&P assigned the shelf registration, which was declared effective on May 11, 2004, a preliminary rating of "A-" for senior unsecured debt and a preliminary subordinated debt rating of "BBB+". As of September 30, 2004, $563 million remains registered and unissued under the shelf registration.

On April 29, 2004, Moody's placed the Company's senior unsecured credit rating of "A3" on its Watchlist for possible downgrade based upon concerns related to market share declines, litigation risks and a high degree of reliance on the success of VYTORIN. On July 14, 2004, Moody's lowered the Company's senior unsecured credit rating from "A3" to "Baa1", lowered the Company's senior unsecured shelf registration rating from "(P)A3" to "(P)Baa1", lowered the Company's subordinated shelf registration rating from "(P)Baa1" to "(P)Baa2", lowered the Company's cumulative and non-cumulative preferred stock shelf registration rating from "(P)Baa2" to "(P)Baa3", confirmed the Company's "P-2" commercial paper rating and removed the Company from the Watchlist. Moody's rating outlook for the Company is negative.

On November 20, 2003, Fitch Ratings (Fitch) downgraded the Company's senior unsecured and bank loan ratings to "A-" from "A+," and its commercial paper rating to "F-2" from "F-1." The Company's rating outlook remained negative. In announcing the downgrade, Fitch noted that the sales decline in the Company's leading product franchise, the INTRON franchise, was greater than anticipated, and that it was concerned that total Company growth is reliant on the performance of two key growth drivers, ZETIA and REMICADE, in the near term. On August 4, 2004, Fitch affirmed the Company's "A-" senior unsecured and bank loan rating and the "F-2" commercial paper rating, and reiterated the negative outlook.

Comprehensive Income (Loss)

Total comprehensive income (loss) for the three months ended September 30, 2004 and 2003 was $45 million and $(267) million, respectively. Total comprehensive income (loss) for the nine months ended September 30, 2004 and 2003 was $(155) million and $206 million, respectively.

Earnings Per Common Share

The following table reconciles the components of the basic and diluted EPS computations (amounts in millions):

                                                                  Three Months               Nine Months
                                                                     Ended                      Ended
                                                                 September 30,              September 30,
EPS Numerator:                                                2004            2003         2004       2003
                                                             -----         -------        ------     ------
Net income/(loss)                                            $  26         $  (265)       $ (112)    $   90
Less: Preferred stock dividends                                 12               -            12          -
                                                             -----         -------        ------     ------
Net income/(loss) available to common shareholders           $  14         $  (265)       $ (124)    $   90
                                                             -----         -------        ------     ------
EPS Denominator:
Average shares outstanding                                   1,472           1,469         1,472      1,469
   for basic EPS
Dilutive effect of options
   and deferred stock units                                      3               -             -          1
                                                             -----         -------        ------     ------
Average shares outstanding
   for diluted EPS                                           1,475           1,469         1,472      1,470
                                                             -----         -------        ------     ------

For the nine months ended September 30, 2004, the equivalent of 88 million common shares issuable under the Company's stock incentive plans were excluded from the computation of diluted EPS because their effect would have been antidilutive. Also, 42 million of common shares obtainable upon conversion of the Company's mandatory convertible preferred stock were excluded from the computation of diluted EPS because their effect would have been antidilutive. See "Mandatory Convertible Preferred Stock" footnote above for additional information.

Retirement Plans and Other Post-Retirement Benefits

The Company has defined benefit pension plans covering eligible employees in the United States and certain foreign countries, and the Company provides post-retirement health care benefits to its eligible U.S. retirees and their dependents.

The components of net pension expense were as follows ($ in millions):

                                            Three months ended    Nine months ended
                                               September 30,        September 30,
                                            ------------------    ---------------
                                            2004         2003     2004     2003
                                            -----        -----    -----    -----
Service cost                                $  25        $  24    $  74    $  69
Interest cost                                  33           29       99       85
Expected return on plan assets                (37)         (40)    (113)    (117)
Amortization, net                               9            -       25        -
Termination benefits (1)                        1            -       12        -
Settlement (1)                                  1            -        5        -
                                            -----        -----    -----    -----
Net pension expense                         $  32        $  13    $ 102    $  37
                                            =====        =====    =====    =====

The components of other post-retirement benefits expense were as follows ($ in millions):

                                      Three months ended       Nine months ended
                                         September 30,           September 30,
                                     --------------------    --------------------
                                       2004        2003        2004        2003
                                     --------    --------    -------     --------
Service cost                         $      1    $      2    $      8    $      7
Interest cost                               2           4          15          12
Expected return on plan assets             (1)         (4)         (9)        (12)
Amortization, net                           -           -           2           -
Termination benefits (1)                    -           -           2           -
                                     --------    --------    --------    --------
Net other post-retirement benefits
expense                              $      2    $      2    $     18    $      7
                                     ========    ========    ========    ========

      (1) Termination benefits and Settlement costs primarily relate to the matters discussed in the "Special Charges" footnote.

In accordance with FASB Staff Position No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the "Medicare Act"), the Company began accounting for the effect of the federal subsidy under the Medicare Act in the third quarter of 2004. As a result, the Company's accumulated benefit obligation for other post-retirement benefits was reduced by $51 million, and the Company's net other post-retirement benefits expense was reduced by $5 million for the nine months ended September 30, 2004. The reduction in the other post-retirement benefits expense consists of reductions in service cost, interest cost and net amortization of $1 million, $2 million and $2 million, respectively.

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

Net sales by segment:

                                   Three months ended             Nine months ended
                                      September 30,                 September 30,
                               ---------------------------   ---------------------------
                                   2004           2003           2004           2003
                               ------------   ------------   ------------   ------------
Prescription Pharmaceuticals   $      1,556   $      1,585   $      4,681   $      5,101
Consumer Health Care                    239            243            868            802
Animal Health                           183            170            539            483
                               ------------   ------------   ------------   ------------
Consolidated net sales         $      1,978   $      1,998   $      6,088   $      6,386
                               ============   ============   ============   ============

Profit by segment:

                                Three months ended      Nine months ended
                                   September 30,           September 30,
                               --------------------    --------------------
                                 2004        2003        2004        2003
                               --------    --------    --------    --------
Prescription Pharmaceuticals   $     83    $     80    $     43    $    496
Consumer Health
Care                                 35          48         180         156
Animal Health                        20          19          41          56
Corporate and other (1)            (106)       (423)       (404)       (541)
                               --------    --------    --------    --------
Consolidated profit/(loss)
   before tax                  $     32    $   (276)   $   (140)   $    167
                               ========    ========    ========    ========

(1) For the three and nine months ended September 30, 2004, Corporate and other included special charges of $26 million and $138 million, respectively, related to the Voluntary Early Retirement Program, other employee severance costs and asset impairment charges (see "Special Charges" footnote for additional information). Special charges for the three months ended September 30, 2004 relate to the reportable segments as follows: Prescription Pharmaceuticals - $23 million, Consumer Health Care - $1 million and Corporate and other - $2 million. Special charges for the nine months ended September 30, 2004 relate to the reportable segments as follows: Prescription Pharmaceuticals - $119 million, Consumer Health Care - $3 million, Animal Health - $2 million and Corporate and other - $14 million.

For the three and nine months ended September 30, 2003, Corporate and other included special charges of $350 million and $370 million, respectively, related to increased litigation reserves of $350 million and asset impairment charges of $20 million (see "Special Charges" footnote for additional information).

Corporate and other also includes interest income and expense, foreign exchange gains and losses, headquarters expenses and other miscellaneous items. The accounting policies used for segment reporting are the same as those described in the "Summary of Significant Accounting Policies" in the Company's 2003 Annual Report.

Sales of products comprising 10% or more of the Company's U.S. or international sales in the nine months ended September 30, 2004 were as follows ($ in millions):

                     U.S.     International
                     ----     -------------
CLARINEX            $ 313        $ 218
NASONEX               271          178
OTC CLARITIN          344            -
REMICADE                -          535

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

The recorded liabilities for the above matters at September 30, 2004, and the related expenses incurred during the nine months ended September 30, 2004 were not material. Expected insurance recoveries have not been considered in determining the costs for environmental-related liabilities.

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

DR. SCHOLL'S FREEZE AWAY Patent. On July 26, 2004, OraSure Technologies filed an action in the U.S. District Court for the Eastern District of Pennsylvania alleging patent infringement by Schering-Plough Healthcare Products by its sale of DR. SCHOLL'S FREEZE AWAY wart removal product. The FREEZE AWAY product was launched in March 2004. For the nine months ended September 30, 2004, net sales of this product totaled approximately $16 million.

United Kingdom Patent Infringement Action. On August 6, 2004, the Company brought a patent infringement action in the United Kingdom against Cipla Ltd. and Neolabs Ltd. following the defendants advising of their intent to pursue marketing of desloratadine in the United Kingdom. In 2003, the Company's sales of desloratadine in the United Kingdom were approximately $24.2 million.

Investigations

Pennsylvania Investigation. On July 30, 2004, Schering-Plough Corporation, the U.S. Department of Justice and the U.S. Attorney's Office for the Eastern District of Pennsylvania announced settlement of the previously disclosed investigation by that Office.

Under the settlement, Schering Sales Corporation, an indirect wholly owned subsidiary of Schering-Plough Corporation, has pleaded guilty to a single federal criminal charge concerning a payment to a managed care customer. As a result, Schering Sales Corporation will be excluded from participating in federal healthcare programs. The settlement will not affect the ability of Schering-Plough Corporation to participate in those programs.

The aggregate settlement amount is $345.5 million in fines and damages, comprised of a $52.5 million fine to be paid by Schering Sales Corporation, and $293 million in civil damages to be paid by Schering-Plough Corporation. Schering-Plough Corporation will be credited with $53.6 million that was previously paid in additional Medicaid rebates against the civil damages amount, leaving a net settlement amount of $291.9 million. Of that amount, $177.5 million of the total settlement was paid in the third quarter of 2004. The remaining portion will be paid by March 4, 2005. Interest accrues on the unpaid balance at the rate of 4 percent.

The payments have been and will be funded by cash from operations, borrowings and proceeds from the issuance of securities. There will be no impact on 2004 full year results related to the Pennsylvania settlement.

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

Massachusetts Investigation. The U.S. Attorney's Office for the District of Massachusetts is investigating whether the Company's sales of a product manufactured under a private label arrangement with a managed care organization should have been included in the Company's Medicaid best price calculations. In early November 2002, the Company was served with two additional grand jury subpoenas by the U.S. Attorney for the District of Massachusetts. Among other information, the subpoenas seek a broad range of information concerning the Company's sales, marketing and clinical trial practices and programs with respect to INTRON A, REBETRON and TEMODAR; the Company's sales and marketing contacts with managed care organizations and doctors; and the Company's offering or provision of grants, honorariums or other items or services of value to managed care organizations, physician groups, doctors and educational institutions. The Company understands that this investigation is focused on whether certain sales, marketing and clinical trial practices and conduct related thereto, which in certain instances relate to the use of one or more of the above-mentioned products for indications for which FDA approval had not been obtained - so-called "off-label" uses - were in violation of federal laws and regulations with respect to off-label promotional activities. The investigation also appears to focus on whether drug samples, clinical trial grants and other items or services of value were given to providers to incentivize them to prescribe one or more of the above-mentioned products, including for "off-label" uses, in violation of the federal health care anti-kickback laws. In April 2004, the Company received an additional grand jury subpoena that requests documents concerning PROVENTIL, VANCERIL, VANCENASE, NITRO-DUR, IMDUR, K-DUR and CLARITIN. The subpoena requests (1) documents relating to dealings with certain managed care entities; (2) documents relating to all contracts where the price of one drug is dependent on the purchase of another; (3) documents relating to outside audits in the Medicaid best price area; and (4) documents concerning Warrick Pharmaceuticals ("Warrick"), the Company's generic subsidiary. The Company has received other subpoenas and informal document requests in this investigation. The Company has implemented certain changes to its sales, marketing and clinical trial practices and is continuing to review those practices to ensure compliance with relevant laws and regulations. The Company is cooperating with these investigations. Future sales of INTRON A, REBETRON and TEMODAR may be adversely affected, but the Company cannot at this time predict the ultimate impact, if any, on such sales. The outcome of these investigations could include the commencement of civil and/or criminal proceedings involving the imposition of substantial fines, penalties and injunctive or administrative remedies, including exclusion from government reimbursement programs. During the 2003 third quarter, the Company increased its litigation reserves related to the investigations by the U.S. Attorney's Office for the District of Massachusetts described in this paragraph and the investigation described above by the U.S. Attorney's Office for the Eastern District of Pennsylvania, by $350 million. The increased litigation reserves reflect an adjustment to the Company's estimate of its minimum liability relating to those investigations, in compliance with Generally Accepted Accounting Principles ("GAAP"). Under GAAP, companies are required to estimate and recognize a minimum liability when a loss is probable but no better estimate of the loss can be made. In the fourth quarter of 2002, the Company increased its litigation reserves by $150 million for the same matters. The litigation reserves at September 30, 2004 continue to reflect a minimum liability for the Massachusetts investigation. As noted above, the Pennsylvania investigation has been settled, and therefore, the remaining reserves reflect the agreed upon settlement amounts yet to be paid. The Company notes that its total reserves reflect an estimate and that any final settlement or adjudication of any of these matters could possibly be less than or could materially exceed the aggregate liability accrued by the Company and could have a materially adverse effect on the operations or financial condition of the Company. The Company cannot predict the timing of resolution of these matters or their outcomes.

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

In addition to the lawsuits described in the immediately preceding paragraph, two lawsuits were filed in the U.S. District Court for the District of New Jersey, and two lawsuits were filed in New Jersey state court against the Company (as a nominal defendant) and certain officers, directors and a former director seeking damages on behalf of the Company, including disgorgement of trading profits made by defendants allegedly obtained on the basis of material non-public information. The complaints in each of those four lawsuits relate to the issues described in the Company's February 15, 2001 press release, and allege a failure to disclose material information and breach of fiduciary duty by the directors. One of the federal court lawsuits also includes allegations related to the investigations by the U.S. Attorney's Offices for the Eastern District of Pennsylvania and the District of Massachusetts, the FTC's administrative proceeding against the Company, and the lawsuit by the state of Texas against Warrick, the Company's generic subsidiary. The U.S. Attorney's investigation and the FTC proceeding are described herein. The Texas litigation is described in previously filed Reports on Form 10-K and 10-Q. Each of these lawsuits is a shareholder derivative action that purports to assert claims on behalf of the Company, but as to which no demand was made on the Board of Directors and no decision has been made on whether the Company can or should pursue such claims. In August 2001, the plaintiffs in each of the New Jersey state court shareholder derivative actions moved to dismiss voluntarily the complaints in those actions, which motions were granted. The two shareholder derivative actions pending in the U.S. District Court for the District of New Jersey have been consolidated into one action, which is in its very early stages. On January 2, 2002, the Company received a demand letter dated December 26, 2001, from a law firm not involved in the derivative actions described above, on behalf of a shareholder who also is not involved in the derivative actions, demanding that the Board of Directors bring claims on behalf of the Company based on allegations substantially similar to those alleged in the derivative actions. On January 22, 2002, the Board of Directors adopted a Board resolution establishing an Evaluation Committee, consisting of three directors, to investigate, review and analyze the facts and circumstances surrounding the allegations made in the demand letter and the consolidated amended derivative action complaint described above, but reserving to the full Board authority and discretion to exercise its business judgment in respect of the proper disposition of the demand. The Committee engaged independent outside counsel to advise it and issued a report on the findings of its investigation to the independent directors of the Board in late October 2002. That report determined that the shareholder demand should be refused, and finding no liability on the part of any officers or directors. In November 2002, the full Board adopted the recommendation of the Evaluation Committee.

The Company is a defendant in a number of purported nationwide or state class action lawsuits in which plaintiffs seek a refund of the purchase price of laxatives or phenylpropanolamine-containing cough/cold remedies ("PPA products") they purchased. Other pharmaceutical manufacturers are co-defendants in some of these lawsuits. In general, plaintiffs claim that they would not have purchased or would have paid less for these products had they known of certain defects or medical risks attendant with their use. In the litigation of the claims relating to the Company's PPA products, courts in the national class action suit and several state class action suits have denied certification and dismissed the suits. A similar application to deny class certification in New Jersey, the only remaining statewide class action suit involving the Company, was granted on September 30, 2004. Approximately 96 individual lawsuits relating to the laxative products, PPA products and recalled albuterol/VANCERIL/VANCENASE inhalers are also pending against the Company seeking recovery for personal injuries or death. In a number of these lawsuits punitive damages are claimed.

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

On August 18, 2003, a lawsuit filed in the New Jersey Superior Court, Chancery Division, Union County, was served on the Company (as a nominal defendant) and the Company's outside directors, alleging breach of fiduciary duty by the directors relating to the Company's receipt of the Boston Target Letter described under the "Investigations" section in this footnote. This action was temporarily stayed pending adjudication of a separate but related action framed as a shareholder request for access to the Company's books and records and seeking documents and other information relating to the Massachusetts investigation. In March 2004, the Superior Court granted the Company's motion for summary judgment and dismissed the books and records action. On September 20, 2004, this case was dismissed by the Court upon consent of the parties.

Antitrust and FTC Matters

On April 2, 2001, the FTC started an administrative proceeding against the Company, Upsher-Smith, Inc. (Upsher-Smith) and Lederle. The complaint alleged anti-competitive effects from the settlement of patent lawsuits between the Company and Lederle, and the Company and Upsher-Smith. The lawsuits that were settled related to generic versions of K-DUR, the Company's long-acting potassium chloride product, which was the subject of Abbreviated New Drug Applications (ANDAs) filed by Lederle and Upsher-Smith. In June 2002, the administrative law judge overseeing the case issued a decision that the patent litigation settlements complied with the law in all respects and dismissed all claims against the Company. An appeal of this decision to the full Commission was filed by the FTC staff. On December 18, 2003, the full Commission issued an opinion that reversed a 2002 decision of an Administrative Law Judge who had found no violation of the antitrust laws, ruling instead that the Company's settlements did in fact violate those laws. The FTC's decision does not involve a monetary penalty. The Company has appealed the decision to a federal court of appeals. K-DUR is a potassium chloride supplement used by cardiac patients.

Following the commencement of the FTC administrative proceeding, alleged class action suits were filed on behalf of direct and indirect purchasers of K-DUR against the Company, Upsher-Smith and Lederle in federal and state courts. These suits all allege essentially the same facts and claim violations of federal and state antitrust laws, as well as other state statutory and/or common law causes of action. On April 6, 2004, the court overseeing these actions in federal court remanded 19 of the approximately 40 lawsuits back to various state courts. On September 30, 2004, the federal court overseeing many of these cases denied the Company's motion to dismiss. Discovery is ongoing.

Pricing Matters

In December 2001, the Prescription Access Litigation project (PAL), a Boston-based group formed in 2001 to litigate against drug companies, filed a class action suit in Federal Court in Massachusetts against the Company. In September 2002, a consolidated complaint was filed in this court as a result of the coordination by the Multi-District Litigation Panel of all federal court AWP cases from throughout the country. The consolidated complaint alleges that the Company and Warrick Pharmaceuticals, the Company's generic subsidiary, conspired with providers to defraud consumers by reporting fraudulently high AWPs for prescription medications reimbursed by Medicare or third-party payers. The complaint seeks a declaratory judgment and unspecified damages, including treble damages.

Included in the litigation described in the prior paragraph are lawsuits that allege that the Company and Warrick reported inflated AWPs for prescription pharmaceuticals and thereby caused state and federal entities and third-party payers to make excess reimbursements to providers. Some of these actions also allege that the Company and Warrick failed to report accurate prices under the Medicaid Rebate Program and thereby underpaid rebates to some states. These actions, which began in October 2001, have been brought by state Attorneys General, private plaintiffs, nonprofit organizations and employee benefit funds. They allege violations of federal and state law, including fraud, antitrust, Racketeer Influenced Corrupt Organizations Act (RICO) and other claims. During the first quarter of 2004, the Company and Warrick were among five groups of companies put on an accelerated discovery track in the proceeding. In addition, Warrick and the Company are defendants in a number of such lawsuits in state courts. The actions are generally brought by states and/or political subdivisions and seek unspecified damages, including treble and punitive damages.

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

On September 25, 2003, a lawsuit was filed in New Jersey Superior Court, Union County, against Richard Jay Kogan and the Company's outside Directors alleging breach of fiduciary duty, fraud and deceit and negligent misrepresentation, all relating to the alleged disclosures made during the meetings mentioned above. The Company removed this case to federal court. The case was remanded to state court. The Company has filed a motion to dismiss.

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

The New Jersey Department of Environmental Protection sent the Company a letter, received September 24, 2003, stating that the Company "may be legally responsible for damages to natural resources" in the state. The Department has not adopted regulations covering how such liability is to be calculated, making it difficult to accurately predict the ultimate extent of the Company's exposure.

On September 24, 2004, the Company, along with approximately 80 other parties, were named as third-party defendants in a complaint, alleging that it (and other parties) generated waste that was sent to the Burlington Environmental Management Services, Inc. Landfill ("BEMS Site"), located in Southampton Township, Burlington County, New Jersey. The complaint also indicates that the Company and the other 80 parties are liable for costs expended to clean up the BEMS Site under New Jersey's Spill Compensation and Control Act (New Jersey's "Superfund" statute). The Company is currently investigating the allegations.

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

Tax Matters

In October of 2001, IRS auditors asserted, in reports, that the Company is liable for additional tax for the 1990 through 1992 tax years. The reports allege that two interest rate swaps that the Company entered into with an unrelated party should be recharacterized as loans from affiliated companies. In April of 2004, the Company received a formal Notice of Deficiency (Statutory Notice) from the IRS asserting additional federal income tax due. The Company received bills related to this matter from the IRS on September 7, 2004. Payment in the amount of $194 million for income tax and $279 million for interest was made on September 13, 2004. The Company believes it has complied with all applicable rules and regulations and intends to file a suit for refund for the full amount of the tax and interest. The Company's tax reserves were adequate to cover the above-mentioned payments.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Schering-Plough Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Schering-Plough Corporation and subsidiaries (the "Corporation") as of September 30, 2004, and the related statements of condensed consolidated operations for the three-month and nine-month periods ended September 30, 2004 and 2003, and the statements of condensed consolidated cash flows for the nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Corporation's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Schering-Plough Corporation and subsidiaries as of December 31, 2003, and the related statements of consolidated operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 19, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/Deloitte & Touche LLP

Parsippany, New Jersey
October 27, 2004

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

The current state of the Company:

During the past three years, the Company experienced a confluence of negative events that have strained and continue to strain the Company's financial resources. These negative events converged almost simultaneously and in large part caused a rapid, sharp and material decline in sales, a material increase in costs and material amounts of actual and potential payments for fines, settlements and penalties. These events have had a severe, negative impact on the Company. If this situation were to continue unmitigated, it may impair the Company's ability to invest in marketing and research efforts at historical levels.

Throughout this period of time, the Company has held to its core strategy and continued to invest in sales and marketing and scientific research at historical levels. However, this level of investment is not sustainable without a significant increase in cash flow from operations. Unfortunately, increased sales of existing products and cost reductions alone cannot be expected to increase cash flow from operations sufficiently to offset the negative events. In order to maintain its current business model, the Company must introduce new products in the near term.

There are two sources of new products: products acquired through acquisition and licensing arrangements, and products in the Company's late-stage research pipeline. With respect to acquisitions and licensing, there are limited opportunities for critical late-stage products, and these limited opportunities typically require substantial amounts of funding. The Company competes for these products against companies often with far greater financial resources than that of the Company. Due to the present financial situation, it will be challenging for the Company to acquire or license critical late-stage products that will have a positive material impact on operating cash flows.

With respect to products in the Company's late-stage research pipeline, there is only one product that was recently approved by the FDA, which could materially increase cash flow from operations. That product is VYTORIN, the combination of ZETIA, the Company's cholesterol absorption inhibitor, and Zocor, Merck & Co., Inc.'s (Merck) statin medication. The U.S. approval and commercial launch of VYTORIN enables the Company to expand its position in the approximately $25 billion cholesterol-reduction market, the single largest pharmaceutical market in the world. However, VYTORIN competes against other, well-established cholesterol-management products marketed by companies with financial resources much greater than that of the Company. The financial commitment to compete in this marketplace is shared with Merck; however, profits from VYTORIN are also shared with Merck.

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

The negative events that converged to strain financial resources during the past three years are summarized as follows:

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

      - Certain of the Company's sales and marketing practices are under investigation by the U.S. Attorney's Office in Massachusetts. This investigation poses significant financial and commercial risks to the Company. The Company announced settlement with the U.S. Attorney's Office for the Eastern District of Pennsylvania regarding that Office's investigation into the Company's sales and marketing practices. The settlement requires payments by the Company totaling $345.5 million, of which $53.6 million was previously paid in 2003 as additional Medicaid rebates against the damages amount, leaving net payments of $291.9 million. During the third quarter of 2004, $177.5 million was paid related to this settlement. These matters are discussed in further detail in the "Legal, Environmental and Regulatory Matters" footnote included in the financial statements to this report.

      - In December 2002, the Company switched all formulations of CLARITIN in the United States from prescription to over-the-counter (OTC) status. This switch followed the loss of marketing exclusivity for the product. The average unit selling price for an OTC product is much lower than the price in the prescription market. Further, with the loss of marketing exclusivity, the Company faces additional competition from comparable brands and generics in the OTC marketplace. Prior to 2003, CLARITIN in the United States had been the Company's leading product in terms of sales, and even more so in terms of profit. As a result, the Company has experienced a rapid, sharp and material decline in earnings and cash flow beginning in 2003.

      - Market shares and sales levels for PEG-INTRON (pegylated interferon) and REBETOL (ribavirin) have fallen significantly, in a market that continues to contract. In late 2002, a competitor entered the hepatitis C marketplace with its own versions of pegylated interferon and ribavirin, and pursued aggressive pricing and marketing practices. Prior to the introduction of these competing products, the Company held a leading position in the hepatitis C market. As a result of the introduction of this competitor, earnings and cash flow from PEG-INTRON have been and may continue to be materially and negatively impacted. In addition, generic forms of REBETOL have been approved in the important U.S. market, also resulting in a material and negative impact on earnings and cash flow.

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

In response to the above, a new management team was appointed during 2003. A program was initiated to reduce costs and to reinvest the savings into the business to stabilize market shares of key products and to help ensure the successful launch of VYTORIN. Due to the need to reinvest, the overall cost structure of the Company has not declined. During the third quarter of 2004, market share trends of certain products have begun to show early signs of sequential stabilization. However, overall markets for many of these products continue to contract. No assurance can be given that such stabilization will continue. The Company's ability to generate profits is dependent upon growing sales of existing products, successfully commercializing VYTORIN and controlling expenses. Through the first nine months of 2004, the Company has incurred a net loss of $112 million, which included pre-tax special charges of $138 million and pre-tax research and development charges of $80 million for product licensing fees related to the agreement with Toyama Chemical Co. Ltd. ("Toyama"). Management cannot give assurance that operations will generate profits in the near term, especially if VYTORIN is not a commercial success.

Net Sales

Consolidated net sales for the third quarter totaled $2.0 billion, a decrease of $20 million or 1 percent compared with the same period in 2003. Consolidated net sales for the third quarter reflected a volume decline of 4 percent and a favorable foreign exchange rate impact of 3 percent. For the nine months, consolidated net sales decreased $298 million or 5 percent versus 2003. Consolidated net sales for the first nine months reflected a volume decline of 9 percent and a favorable foreign exchange rate impact of 4 percent. Net sales in the United States decreased 4 percent versus the third quarter of 2003 and 17 percent for the nine-month period. International sales advanced 1 percent for the third quarter and 5 percent year-to-date compared with the same periods in 2003. International sales included a favorable foreign exchange rate impact of 5 percent for the quarter and 8 percent for the first nine months.

The Company accounts for the Merck/Schering-Plough cholesterol joint venture under the equity method of accounting. As such, the Company's net sales do not include the sales of this joint venture.

Net sales for the third quarter and nine months ended September 30, were as follows:

(Dollars in millions)

                                                  Third Quarter                                   Nine Months
                                                  -------------                                   -----------
                                              2004         2003           %                    2004         2003           %
                                              ----         ----           -                    ----         ----           -
GLOBAL PHARMACEUTICALS                      $1,556      $ 1,585         (2)                  $4,681      $ 5,101          (8)
     Remicade                                  188          142          33                     535          382          40
     Clarinex / Aerius                         175          169           3                     530          561          (6)
     Nasonex                                   153          114          34                     449          368          22
     PEG-Intron                                132          172         (23)                    425          641         (34)
     Temodar                                   121           90          35                     309          237          31
     Integrilin                                 94           79          18                     245          260          (6)
     Intron A                                   81          103         (21)                    239          302         (21)
     Claritin Rx *                              67           68          (1)                    240          247          (3)
     Rebetol                                    52          125         (58)                    239          540         (56)
     Subutex                                    45           37          22                     136          103          32
     Elocon                                     42           41           2                     127          121           5
     Caelyx                                     39           30          32                     109           78          39

CONSUMER HEALTH CARE                           239          243          (1)                    868          802           8
     OTC                                       150          149           1                     456          441           3
            OTC Claritin                       110          111          (1)                    344          336           2
     Foot Care                                  86           80           9                     252          224          12
     Sun Care                                    3           14         (79)                    160          137          17
ANIMAL HEALTH                                  183          170           8                     539          483          12
                                            ------      -------        ----                  ------      -------        ----
CONSOLIDATED NET SALES                      $1,978      $ 1,998          (1)                 $6,088      $ 6,386          (5)
                                            ------      -------        ----                  ------      -------        ----

* Includes international sales of CLARITIN Rx only. Canadian sales of CLARITIN are now reported in the OTC line within Consumer Health Care. The prior period has been reclassified accordingly.

Certain prior period amounts have been reclassified to conform to the current year presentation.

Global net sales of CLARINEX (marketed as AERIUS in many countries outside the U.S.) for the treatment of seasonal outdoor allergies and year-round indoor allergies were $175 million in the third quarter of 2004, an increase of 3 percent versus the third quarter of 2003. Sales outside the U.S. climbed 39 percent to $57 million in the third quarter due to market share gains and continued conversion from prescription CLARITIN. U.S.

sales decreased 8 percent to $118 million in the third quarter due to the continued contraction in the U.S. prescription antihistamine market following the launch of OTC CLARITIN and other branded and non-branded nonsedating antihistamines coupled with market share declines. Global net sales of CLARINEX decreased 6 percent to $530 million for the nine-month period.

International net sales of REMICADE, for the treatment of rheumatoid arthritis, Crohn's disease and ankylosing spondylitis, were up $46 million or 33 percent to $188 million in the third quarter and were up $153 million or 40 percent to $535 million for the first nine months. The increase was primarily due to greater medical use and expanded indications in European markets.

Global net sales of NASONEX Nasal Spray, a once-daily corticosteroid nasal spray for allergies, rose 34 percent to $153 million in the third quarter primarily due to favorable trade inventory comparisons in the U.S. Global net sales increased 22 percent to $449 million for the first nine months primarily due to favorable trade inventory comparisons in the U.S. coupled with international sales growth, tempered by a decline in U.S. market share. International sales of NASONEX grew 23 percent to $48 million for the quarter and 23 percent to $178 million for the nine-month period due to market share gains and market growth.

Global net sales of PEG-INTRON Powder for Injection, a pegylated interferon product for treating hepatitis C, decreased 23 percent to $132 million in the third quarter and decreased 34 percent to $425 million year-to-date due to ongoing market competition in a contracting market. Market share of PEG-INTRON has been declining, reflecting the entrance of a competitor's new products in the hepatitis C market in 2003.

Global net sales of TEMODAR Capsules, for treating certain types of brain tumors, increased 35 percent to $121 million for the third quarter and increased 31 percent to $309 million year-to-date due to increased market penetration.

Global net sales of INTRON A Injection, for chronic hepatitis B and C and other antiviral and anticancer indications, decreased 21 percent to $81 million for the third quarter and 21 percent to $239 million year-to-date due primarily to lower demand.

In the third quarter and first nine months of 2004, global net sales of REBETOL Capsules for use in combination with INTRON or PEG-INTRON for treating hepatitis C, decreased 58 percent to $52 million and 56 percent to $239 million, respectively, due to ongoing competition including the launch of generic versions of REBETOL in the United States in April 2004 and increased price competition outside the U.S.

International net sales of prescription CLARITIN decreased 1 percent to $67 million in the third quarter and decreased 3 percent to $240 million for the nine month period of 2004 due to the continued conversion to CLARINEX.

Global net sales of INTEGRILIN Injection, a glycoprotein platelet aggregation inhibitor for the treatment of patients with acute coronary syndromes which is sold primarily in the U.S., increased 18 percent to $94 million for the third quarter due to increased patient utilization coupled with favorable U.S. trade inventory comparisons. Global net sales decreased 6 percent to $245 million for the first nine months of 2004 due to unfavorable changes in U.S. trade inventory levels.

Millennium Pharmaceuticals, Inc. ("Millennium") and the Company have a co-promotion agreement for INTEGRILIN. Millennium notified the Company that it intends to exercise its right under the agreement to assume responsibilities for consumer service, managed care contracting, government reporting and physical distribution of INTEGRILIN. As a result, as early as the fourth quarter of 2005, the Company expects to cease recording sales of INTEGRILIN and would begin to record its share of the co-promotion profits as alliance revenue. This change in reporting would have no impact on earnings.

International sales of SUBUTEX, for the treatment of opiate addiction, increased 22 percent to $45 million in the third quarter and 32 percent to $136 million for the nine-month period due to increased market penetration.

International net sales of CAELYX, for the treatment of ovarian cancer, metastatic breast cancer and Kaposi's sarcoma, increased 32 percent to $39 million for the third quarter and 39 percent to $109 million for the first nine months of 2004. The increase reflects the launch of expanded indications including the treatment of metastatic breast cancer in patients who are at increased cardiac risk.

Contributing to the decline in global sales in the third quarter and first nine months of 2004 was the absence of LOSEC revenues in Europe, as the Company's agreement with AstraZeneca ended in the 2003 third quarter. LOSEC revenues were $52 million in the third quarter of 2003 and $130 million for the first nine months of 2003.

Net sales of consumer health care products, which include OTC, foot care and sun care products, decreased $4 million or 1 percent in the third quarter. Sales of OTC CLARITIN for the third quarter of 2004 were $110 million, down 1 percent from $111 million in 2003. The decrease in sales was due to competition from branded and private label loratadine. For the year-to-date period of 2004, net sales of consumer health care products increased $66 million or 8 percent. Sales of foot care products increased 9 percent to $86 million in the third quarter and 12 percent to $252 million year-to-date due primarily to the successful launch of FREEZE AWAY, a wart-remover product. Net sales of sun care products increased $23 million or 17 percent year-to-date due to the timing of orders and shipments coupled with favorable weather conditions.

Global net sales of animal health products increased 8 percent in the third quarter of 2004 to $183 million and 12 percent to $539 million for the nine-month period. Sales were favorably impacted by foreign exchange of 4 percent and 7 percent for the quarter and nine-month period, respectively.

Costs and Expenses

Cost of sales as a percentage of net sales increased to 35.9 and 36.8 percent for the third quarter and first nine months of 2004, respectively, versus 32.6 and 32.8 percent in the third quarter and nine-month period of 2003. The increase was primarily due to lower production volumes coupled with increased spending related to the FDA consent decree and efforts to upgrade the Company's global infrastructure. The absence of European LOSEC revenues in both the third quarter and nine months of 2004 contributed to the unfavorable comparison as well.

Selling, general and administrative expenses increased $19 million or 2 percent to $892 million for the third quarter and increased $132 million or 5 percent to $2.8 billion for the first nine months of 2004. The increase was primarily due to higher sales force costs associated with the previously reported field force expansion coupled with the unfavorable impact of foreign exchange, tempered by lower promotional spending. The third quarter and year-to-date ratios to net sales of 45.1 and 45.7 percent, respectively, are higher than the 43.7 and 41.5 percent ratios in the respective prior year periods, primarily due to these increased costs coupled with the lower overall sales reported in the 2004 periods.

Research and development spending decreased 1 percent to $378 million in the third quarter and increased 12 percent to $1.2 billion year-to-date, representing 19.1 and 19.7 percent of net sales, respectively. The decrease in research and development spending for the third quarter is primarily due to the timing of spending on research programs. Research and development spending for the nine-month period of 2004 includes an $80 million charge in conjunction with the license from Toyama Chemical Company Ltd. for garenoxacin, a quinolone antibiotic currently in development.

Other expense (income), net for the third quarter of 2004 decreased versus the third quarter of 2003 due primarily to provisions for asset write-offs in the prior year, offset by higher net interest expense. Other expense (income), net for the first nine months of 2004 reflects higher net interest expense. Interest expense increased primarily because the Company changed the composition of its debt portfolio. Prior to this change, the Company was financed entirely with short-term debt (primarily commercial paper). In the fourth quarter of 2003, the Company issued $2.4 billion of fixed-rate, long-term debt. Although the interest rate on the long-term debt is higher than the rate on short-term debt, this change in composition of the debt portfolio decreased the inherent risk associated with reliance on short-term financing. Interest expense also increased because overall borrowings have increased over the prior year. Partially offsetting the higher interest expense is an increase in interest income due to higher investment balances as well as the interest income from the investment of the proceeds from the August 2004 issuance of the mandatory convertible preferred shares.

Special Charges

Special charges for the three months ended September 30, 2004 totaled $26 million, primarily relating to employee termination costs. Special charges for the nine months ended September 30, 2004 were comprised of $111 million of employee termination costs and $27 million of asset impairment charges. For the nine month period ended September 30, 2003 special charges totaled $370 million, comprised of $350 million to increase litigation reserves and $20 million of asset impairment charges.

Employee Termination Costs

In August 2003, the Company announced a global workforce reduction initiative. The first phase of this initiative was a Voluntary Early Retirement Program
(VERP) in the United States. The total cost of this program is estimated to be $191 million, comprised of increased pension costs of $108 million, increased post-retirement health care costs of $57 million, vacation payments of $4 million and costs related to accelerated vesting of stock grants of $22 million. Amounts recognized relating to this program during the third quarter and first nine months of 2004 were $2 million and $19 million, respectively, with cumulative costs of $183 million recognized through September 30, 2004. Amounts expected to be recognized during the remainder of 2004 and 2005 are $1 million and $7 million, respectively.

In addition to the VERP, the Company recognized $23 million and $92 million of other employee severance costs in the third quarter and nine-month period of 2004, respectively, primarily outside the United States.

Asset Impairment Charges

The Company recognized $27 million of asset impairment charges in the first nine months of 2004, primarily related to the anticipated exit from a small European research-and-development facility. The Company recognized $20 million of asset impairment charges in the first nine months of 2003 related to manufacturing facility assets.

Litigation Charges

During the three and nine months ended September 30, 2003, the Company recognized $350 million of litigation charges, primarily as a result of the investigations into the Company's sales and marketing practices (see "Legal, Environmental and Regulatory Matters" footnote for additional information).

Equity Income from Cholesterol Joint Venture

Global cholesterol franchise sales, which include ZETIA and VYTORIN, totaled $344 million in the 2004 third quarter and $780 million year-to-date compared with sales of $137 million and $306 million in the third quarter and first nine months of 2003, respectively. VYTORIN has now been approved in 11 countries and has completed the European Mutual Recognition Process (MRP) as of October 1, 2004. ZETIA has been approved in 71 countries. In the United States, more than 12 million prescriptions have been written for the product since its U.S. launch in November 2002, according to IMS Health. The Company utilizes the equity method of accounting for its cholesterol joint venture with Merck. Under that method, the Company records its share of the operating profits less its share of the research and development costs in "Equity (income) from cholesterol joint venture." Operating profit in the context of the joint venture represents net sales, less cost of sales, direct promotion expenses and other costs that the Company and Merck may agree to share. Operating profit excludes the cost of the Company's sales forces throughout the world, as well as the many indirect costs incurred by the Company to support the manufacturing, marketing and management of ZETIA and VYTORIN. As such, the amount reported as "Equity (income) from cholesterol joint venture" represents the contribution the Company receives from the joint venture to fund the costs incurred by the Company that are not shared with Merck. "Equity (income) from cholesterol joint venture," as defined, totaled $95 million in the third quarter of 2004 versus $24 million in the third quarter of 2003. For 2004 year-to-date, equity income from cholesterol joint venture totaled $249 million including a $7 million milestone earned as a result of the approval in Mexico of the ezetimibe/simvastatin product, versus $21 million for the first nine months of 2003.

Net income/(loss)

Net income/(loss) was income of $26 million for the 2004 third quarter versus a loss of ($265) million in 2003. Net income in the third quarter of 2004 includes pre-tax special charges of $26 million, as described above. Net loss in the third quarter of 2003 includes a non-tax deductible special charge of $350 million, as described above.

Net income/(loss) was a loss of ($112) million for the first nine months of 2004 versus income of $90 million in 2003. Net loss for year-to-date 2004 includes a pre-tax research and development charge of $80 million for the license of garenoxacin from Toyama Chemical Company Ltd. as well as pre-tax special charges of $138 million, as described above. Net income for the first nine months of 2003 includes special charges of $370 million, as described above.

Effective Tax Rate

The effective tax rate was 20.0 percent in the third quarter and first nine months of 2004. The effective tax rate was 15.0 percent for the first nine months of 2003 excluding the $350 million non-tax deductible special charge in 2003 to increase litigation reserves.

Liquidity and Financial Resources - nine months ended September 30, 2004

Background

The following background information presents the current state of the Company's liquidity and financial resources.

At September 30, 2004, the majority of cash and cash equivalents and short-term investments shown in the accompanying balance sheet were held by wholly-owned, foreign-based subsidiaries. At the same time, substantially all of the debt shown in the accompanying balance sheet was owed by the parent company.

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

Cash and cash equivalents, plus short-term investments, exceeded total debt at September 30, 2004 by $2.3 billion. However, as discussed above, the majority of cash is held by foreign-based subsidiaries, and the U.S. operations have cash needs and carry substantially all the debt. Generally, using the funds held by the foreign-based subsidiaries for the cash needs of the U.S.-based subsidiaries results in U.S. income tax payments. The amount of any U.S. income tax payments would depend upon a number of factors, including the amount of the funds used, whether the U.S. operations were generating taxable profits or losses and changes in U.S. tax laws (see discussion of the "American Jobs Creation Act of 2004" below).

In 2003, the U.S. operations generated tax losses, primarily due to the decline of CLARITIN sales and the continued investment in research and development. For 2003, the entire amount of the U.S. tax losses was used to recoup taxes paid in previous years (carryback benefit).

In 2004, management expects the U.S. operations to again generate tax losses. However, only a portion of these losses is expected to be used to recoup taxes paid in previous years because, under current law, the Company's U.S. carryback benefit will be exhausted. The amount of the expected 2004 loss in excess of that used to recoup taxes paid in previous years becomes available to reduce taxable income in the future (carryforward benefit).

When the U.S. operations generate losses that cannot be used to recoup taxes paid in previous years, the Company has a choice. It can either use the carryforward benefits in future years, or utilize some or all of those losses to absorb taxable distributions to the U.S. of cash or other assets held by the foreign-based subsidiaries. Absorbing the U.S. operating losses in this manner allows a portion of the assets held by the foreign-based subsidiaries to become available for use in the U.S. operations without having to make additional U.S. income tax payments. See discussion of the "American Jobs Creation Act of 2004" below.

On October 22, 2004, the President signed the "American Jobs Creation Act of 2004" (the "Act"). A provision of this Act allows companies to repatriate funds held by foreign-based subsidiaries at a reduced tax rate under certain circumstances. The Company is currently evaluating the provisions of the Act and is investigating the repatriation of foreign-based subsidiaries' funds under its provisions.

In 2005, and possibly beyond, the Company expects to finance a portion of its U.S. cash needs by accessing the funds held by foreign based subsidiaries. The Company expects to access these funds either by repatriating some of these amounts and utilizing some or all of its current U.S. operating losses or by repatriating funds under the provisions of the Act. If funds were to be repatriated under the Act, a tax payment would be due, albeit at a reduced rate. Any such tax payment will be accrued in future periods. Also, repatriation of funds under the Act will not reduce the Company's operating losses. These losses can be carried forward to offset future taxable income.

Based on the provisions of the Act, a maximum of $9.2 billion of undistributed foreign earnings may be eligible for repatriation under the Act. As indicated above, the Company is considering the details of the Act. If a decision is made that some or all of the unremitted foreign earnings are no longer considered permanently reinvested, additional tax will be payable which could be recognized as early as the fourth quarter of 2004.

Discussion of Cash Flow

Cash provided by operating activities totaled $9 million for the first nine months of 2004. This amount includes the receipt of $404 million for a U.S. tax refund relating to the 2003 "carryback benefit" described above, the payment of $473 million to the U.S. government for a tax deficiency related to certain transactions entered into in 1991 and 1992 and the payment of $177.5 million under the settlement agreement with the U.S. Attorney's Office for the Eastern District of Pennsylvania. The final payment under the settlement agreement is $114.4 million, plus interest which accrues on the unpaid balance at 4 percent per year, due by March 4, 2005. (See the "Legal, Environmental and Regulatory Matters" footnote included in the financial statements to this report.)

For the first nine months of 2004 operating activities provided minimal cash. As a result, capital expenditures and dividends were funded through the existing cash balances, borrowings and the mandatory convertible preferred stock issuance.

As discussed above, this overall net use of cash occurred entirely in the U.S. operations. Foreign operations generated net cash of approximately $795 million through the first nine months, but the net use of cash in the U.S. totaled approximately $1.3 billion during this same period of time. Through the first nine months of 2004, the cash shortfall in the U.S. was funded with cash that was available in the U.S. at the beginning of the year, as well as with the proceeds received from the issuance of $1.438 billion of mandatory convertible preferred shares, discussed below, and U.S. commercial paper borrowings.

In August 2004, the Company issued 6% mandatory convertible preferred stock (see "Mandatory Convertible Preferred Stock" footnote included in the financial statements to this report) and received net proceeds of $1.39 billion after deducting commissions, discounts and other underwriting expenses. The proceeds were used to reduce short-term commercial paper borrowings, for the payment of settlement amounts and litigation costs (as described above), funding of operating expenses, shareholder dividends and capital expenditures. The preferred stock was issued under the Company's $2.0 billion shelf registration. As of September 30, 2004, $563 million remains registered and unissued under the shelf registration.

For the remainder of 2004 and for 2005, the net use of cash in the U.S. operations is expected to continue. The Company expects to use commercial paper borrowings to fund the U.S. operations through the end of 2004. Beginning in early 2005, however, the Company expects to have to access the funds held by its foreign-based subsidiaries to fund its U.S. operations. The tax implications of accessing these funds is discussed above.

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

On July 14, 2004, Moody's lowered its rating on the notes to "Baa1". Accordingly, the interest payable on each note will increase 25 basis points, respectively, effective December 1, 2004. Therefore, on December 1, 2004, the interest rate payable on the notes due 2013 will increase from 5.3% to 5.55%, and the interest rate payable on the notes due 2033 will increase from 6.5% to 6.75%. This adjustment to the interest rate payable on the notes will increase the Company's interest expense by $6 million annually.

The Company has two revolving credit facilities totaling $1.5 billion. Both facilities are from a syndicate of major financial institutions. The most recently negotiated facility (May 2004) is a $1.25 billion, five-year credit facility. This facility matures in May 2009 and requires the Company to maintain a total debt to total capital ratio of no more than 60 percent. The second credit facility provides a $250 million line of credit through its maturity date in May 2006 and requires the Company to maintain a total debt to total capital ratio of no more than 60 percent anytime the Company is rated at or below Baa3 by Moody's and BBB- by S&P. These facilities are available for general corporate purposes and are considered as support for the Company's commercial paper borrowings. These facilities do not require compensating balances; however, a nominal commitment fee is paid. At September 30, 2004, no funds were drawn under either of these facilities.

At September 30, 2004, short-term borrowings totaled $866 million. Approximately 91 percent of this was outstanding commercial paper. The commercial paper ratings discussed below have not significantly affected the Company's ability to issue or rollover its outstanding commercial paper borrowings at this time. However, the Company believes the ability of commercial paper issuers, such as the Company, with one or more short-term credit ratings of "P-2" from Moody's, "A-2" from S&P and/or "F2" from Fitch Ratings (Fitch) to issue or rollover outstanding commercial paper can, at times, be less than that of companies with higher short-term credit ratings. In addition, the total amount of commercial paper capacity available to such issuers is typically less than that of higher rated companies. The Company maintains sizable lines of credit with commercial banks, as well as cash and short-term investments held by foreign-based subsidiaries, to serve as alternative sources of liquidity and to support its commercial paper program.

Credit Ratings

On February 18, 2004, S&P downgraded the Company's senior unsecured debt ratings to "A-" from "A." At the same time, S&P also lowered the Company's short-term corporate credit and commercial paper rating to "A-2" from "A-1." The Company's S&P rating outlook remains negative.

On May 11, 2004, the shelf registration, as amended, that allowed the Company to issue up to $2 billion in various debt and equity securities was declared effective by the SEC. On March 3, 2004, S&P assigned the shelf registration a preliminary rating of "A-" for senior unsecured debt and a preliminary subordinated debt rating of "BBB+". As of September 30, 2004, $563 million remains registered and unissued under the shelf registration.

On April 29, 2004, Moody's placed the Company's senior unsecured credit rating of "A3" on its Watchlist for possible downgrade based upon concerns related to market share declines, litigation risks and a high degree of reliance on the success of VYTORIN. On July 14, 2004, Moody's lowered the Company's senior unsecured credit rating from "A3" to "Baa1", lowered the Company's senior unsecured shelf registration rating from "(P)A3" to "(P)Baa1", lowered the Company's subordinated shelf registration rating from "(P)Baa1" to "(P)Baa2", lowered the Company's cumulative and non-cumulative preferred stock shelf registration rating from "(P)Baa2" to "(P)Baa3", confirmed the Company's "P-2" commercial paper rating and removed the Company from the Watchlist. Moody's rating outlook for the Company is negative. See the "Borrowings and Credit Facilities" section above for a discussion of the impact of Moody's rating downgrade on the interest rates payable on the Company's long-term debt.

On November 20, 2003, Fitch downgraded the Company's senior unsecured and bank loan ratings to "A-" from "A+," and its commercial paper rating to "F-2" from "F-1." The Company's rating outlook remained negative. In announcing the downgrade, Fitch noted that the sales decline in the Company's leading product franchise, the INTRON franchise, was greater than anticipated, and that it was concerned that total Company growth is reliant on the performance of two key growth drivers, ZETIA and REMICADE, in the near term. On August 4, 2004, Fitch affirmed the Company's "A-" senior unsecured rating and bank loan rating and the "F-2" commercial paper rating, and reitereated the negative outlook.

Financial Arrangements Containing Credit Rating Downgrade Triggers

The Company has an interest rate swap arrangement that contains a credit rating downgrade trigger. This arrangement requires the Company to maintain a long-term debt rating of at least "A2" by Moody's or "A" by S&P. Both S&P's and Moody's current credit ratings are below this specified minimum. As a result, the counterparty to the interest rate swap can elect early termination following a specified period, as described below.

This arrangement utilizes two long-term interest rate swap contracts (each contract consisting of twenty individual confirmations). One contract is between a foreign-based subsidiary and a bank, and the other contract is between a U.S. subsidiary and the same bank. The two contracts have equal and offsetting terms and are covered by a master netting arrangement. The contract involving the foreign-based subsidiary permits the subsidiary to prepay a portion of its future obligation to the bank, and the contract involving the U.S. subsidiary permits the bank to prepay a portion of its future obligation to the U.S. subsidiary. Interest is paid on the prepaid balances by both parties at market rates. Prepayments totaling $1.9 billion have been made under both contracts as of September 30, 2004 and December 31, 2003. The prepaid amounts have been netted in the preparation of the condensed consolidated balance sheet in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts."

The arrangement provides that in the event the Company fails to maintain the required minimum credit ratings, the counterparty may terminate the transaction by designating an early termination date not earlier than 36-months following the date of such notice to terminate. Both S&P's and Moody's current credit ratings are below the specified minimum. As of this date the counterparty has not given the company notice to terminate.

Early termination requires repayment of all prepaid amounts, and repayment must occur in the original tax jurisdiction in which the prepaid amounts were made. Accordingly, early termination would require the Company's U.S. subsidiary to repay $1.9 billion to the bank and for the bank to repay $1.9 billion to the Company's foreign-based subsidiary.

The financial impact of early termination depends on the manner and extent to which the Company decides to finance its U.S. repayment obligation. The Company could finance its entire obligation by obtaining short- or long-term financing in the United States. (In this case, cash and debt would increase by equal amounts in the consolidated balance sheet.) However, the Company's ability to finance its obligation under the swaps will depend on the Company's credit ratings and business operations, as well as market conditions, at the time such financing is contemplated. Alternatively, the Company could repatriate to the United States some or all of the funds received by the foreign-based subsidiary. Repatriating funds could have U.S. income tax consequences depending primarily on profitability of the U.S. operations. Any such tax would be accrued against future earnings, and may result in the
Company reporting a higher effective tax rate.   Currently, the U.S. operations
are generating tax losses. However, future tax losses may be insufficient to absorb any or all of the potential tax should the Company repatriate some or all of the funds received by the foreign-based subsidiary. Under the "American Jobs Creation Act of 2004" previously discussed in this "Liquidity and Financial Resources" section, the Company may be able to finance its U.S. repayment obligation by repatriating the funds received by the foreign-based subsidiary at a significantly reduced tax cost.

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

The Company had a second, unrelated interest rate swap arrangement that was terminated earlier in 2004 due to the Company's recent credit rating downgrade. The impact of the termination was not material.

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

The market for pharmaceutical products is competitive. The Company's operations may be affected by technological advances of competitors, industry consolidation, patents granted to competitors, new products of competitors, new information from clinical trials of marketed products or post-marketing surveillance and generic competition as the Company's products mature. In addition, patent positions are increasingly being challenged by competitors, and the outcome can be highly uncertain. An adverse result in a patent dispute can preclude commercialization of products or negatively affect sales of existing products. The effect on operations of competitive factors and patent disputes cannot be predicted.

The Company launched OTC CLARITIN in the United States in December 2002. Also in December 2002, a competing OTC loratadine product was launched in the United States and private-label competition was introduced. In November 2003, the FDA approved CLARITIN for the over-the-counter relief of hives.

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

Following settlement in 2003 of patent litigation by the Company involving three drug manufacturers, and dismissal of patent litigation relating to ribavirin patents that did not involve the Company, generic forms of ribavirin entered the U.S. market in April 2004. In October 2004, a third generic ribavirin was approved by the FDA. The generic forms of ribavirin compete with the Company's REBETOL (ribavirin) Capsules in the United States. The REBETOL patents are material to the Company's business. U.S. sales of REBETOL in 2003 were $306 million. For the nine months ended September 30, 2004, U.S. sales of REBETOL were $54 million.

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

As a result of the introduction of a competitor for pegylated interferon and the introduction of generic ribavirin, the value of the Company's second most important product franchise has been severely diminished and earnings and cash flow have been materially and negatively impacted.

In October 2002, Merck/Schering-Plough Pharmaceuticals announced that the FDA approved ZETIA (ezetimibe) 10 mg for use either by itself or together with statins for the treatment of elevated cholesterol levels. In March 2003, the Company announced that ezetimibe (EZETROL, as marketed in Europe) had successfully completed the European Union (EU) mutual recognition procedure
(MRP). With the completion of the MRP process, the 15 EU member states as well as Iceland and Norway can grant national marketing authorization with unified labeling for EZETROL. EZETROL has been launched in many international markets. The Merck/Schering-Plough partnership also developed a once-daily tablet combining ezetimibe with simvastatin (Zocor), Merck's cholesterol-modifying medicine. Ezetimibe/simvastatin (INEGY, marketed as VYTORIN in the United States) completed the MRP in Europe on October 1, 2004. Ezetimibe/simvastatin has been approved for marketing in several countries, including Germany in April of 2004 and in Mexico in March of 2004. On July 23, 2004, Merck/Schering-Plough Pharmaceuticals announced that the FDA had approved VYTORIN.

In September 2004, the Company announced that it entered into an agreement with Bayer Pharmaceuticals Corporation ("Bayer") intended to enhance the companies' pharmaceutical resources. The agreement was entered into by the Company primarily for strategic purposes.

Commencing in October 2004, in the United States and Puerto Rico, the Company will market, sell and distribute Bayer's primary care products including Avelox (moxifloxacin HCl) and Cipro (ciprofloxacin HCl) under an exclusive license agreement. The Company will pay Bayer royalties in excess of 50% on these products based on sales, which will have an unfavorable impact on the Company's gross margin percentage. In addition, the Company expects to add 800-900 existing Bayer sales representatives to support these products.

Also commencing in October 2004, the Company will assume Bayer's responsibilities for U.S. commercialization activities related to the erectile dysfunction medicine Levitra (vardenafil HCl) under Bayer's co-promotion agreement with GlaxoSmithKline PLC. The Company will report its share of Levitra's results as alliance revenue.

Additionally, under the terms of the agreement, Bayer will support the promotion of certain of the Company's oncology products in the United States and key European markets for a defined period of time.

In Japan, upon regulatory approval Bayer will co-market the Company's cholesterol absorption inhibitor ZETIA (ezetimibe). This arrangement does not include the rights to any future cholesterol combination product. ZETIA was filed with regulatory authorities in Japan during the fourth quarter of 2003.

This agreement with Bayer potentially restricts the Company from marketing products in the United States that would compete with any of the products under the strategic alliance. As a result, the Company expects that it may need to sublicense rights to garenoxacin, the quinolone antibacterial agent that the Company licensed from

Toyama Chemical Co. Ltd. ("Toyama"). The Company is exploring its options with regard to garenoxacin and will continue to fulfill its commitments to Toyama under its arrangement, including taking the product through regulatory approval.

Under the Bayer agreement, there will be a business integration and transition period during the remainder of 2004. The transaction is expected to be mildly dilutive in 2004 in terms of its impact on earnings per share.

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

Critical Accounting Policies

Revenue Recognition

The Company's pharmaceutical products are sold to direct purchasers (e.g., wholesalers, retailers and certain health maintenance organizations). Price discounts and rebates on such sales are paid to federal and state agencies as well as to indirect purchasers and other market participants (e.g., managed care organizations that indemnify beneficiaries of health plans for their pharmaceutical costs and pharmacy benefit managers).

The Company recognizes revenue when title and risk of loss passes to the purchaser and when reliable estimates of the following can be determined:

      i.    commercial discount and rebate arrangements;

      ii. rebate obligations under certain Federal and state governmental programs and;

      iii.  sales returns in the normal course of business.

When recognizing revenue the Company estimates and records the applicable commercial and governmental discounts and rebates as well as sales returns that have been or are expected to be granted or made for products sold during the period. These amounts are deducted from sales for that period. Estimates recorded in prior periods are re-evaluated as part of this process. If reliable estimates of these items can not be made, the Company defers the recognition of revenue.

Revenue recognition for new products is based on specific facts and circumstances including estimated acceptance rates from established products with similar marketing characteristics. Absent the ability to make reliable estimates of rebates, discounts and returns, the Company would defer revenue recognition.

Product discounts granted are based on the terms of arrangements with direct, indirect and other market participants as well as market conditions, including prices charged by competitors. Rebates are estimated based on sales terms, historical experience, trend analysis and projected market conditions in the various markets served. The Company evaluates market conditions for products or groups of products primarily through the analysis of wholesaler and other third party sell-through and market research data as well as internally generated information. Data and information provided by purchasers and obtained from third parties are subject to inherent limitations as to their accuracy and validity.

Sales returns are generally estimated and recorded based on historical sales and returns information, analysis of recent wholesale purchase information, consideration of stocking levels at wholesalers and forecasted demand amounts. Products that exhibit unusual sales or return patterns due to dating, competition or other marketing matters are specifically investigated and analyzed as part of the formulation of accruals.

During 2004, the Company entered into agreements with the major U.S. pharmaceutical wholesalers. These agreements deal with a number of commercial issues, such as product returns, timing of payment, processing of chargebacks and the quantity of inventory held by these wholesalers. With respect to the quantity of inventory held by these wholesalers, these agreements provide a financial disincentive for these wholesalers to acquire quantities of product in excess of what is necessary to meet current patient demand. Through the use of this monitoring and the above noted agreements, the Company expects to avoid situations where the Company's shipments of product are not reflective of current demand.

Rebates, Discounts and Returns

Rebate accruals for Federal and state governmental programs were $131 million at September 30, 2004 and $127 million at December 31, 2003. Commercial discounts and other rebate accruals were $144 million at September 30, 2004 and $211 million at December 31, 2003, respectively. These and other rebate accruals are established in the period the related revenue was recognized resulting in a reduction to sales and the establishment of a liability, which is included in other accrued liabilities.

In the case of the governmental rebate programs, the Company's payments involve interpretations of relevant statutes and regulations. These interpretations are subject to challenges and changes in interpretive guidance by governmental authorities. The result of such a challenge or change could affect whether the estimated governmental rebate amounts are ultimately sufficient to satisfy the Company's obligations. Additional information on governmental inquiries focused in part on the calculation of rebates is contained in the "Legal, Environmental and Regulatory Matters" footnote included in the financial statements to this report. In addition, it is possible that, as a result of governmental challenges or changes in interpretive guidance, actual rebates could materially exceed amounts accrued.

The following summarizes the activity in the accounts related to accrued rebates, sales returns and discounts:

                                                                              Three Months            Nine Months
                                                                                  Ended                  Ended
                                                                           September 30, 2004     September 30, 2004
Accrued Rebates / Returns / Discounts, Beginning of Period                       $ 452                  $ 487
                                                                                 -----                  -----
Provision for Rebates                                                              100                    309
Payments                                                                          (123)                  (372)
                                                                                 -----                  -----
                                                                                   (23)                   (63)
                                                                                 -----                  -----
Provision for Returns                                                               14                     39
Returns                                                                             (1)                   (24)
                                                                                 -----                  -----
                                                                                    13                     15
                                                                                 -----                  -----
Provision for Discounts                                                             21                    143
Discounts granted                                                                  (38)                  (157)
                                                                                 -----                  -----
                                                                                   (17)                   (14)
                                                                                 -----                  -----
Accrued Rebates / Returns / Discounts, End of Period                             $ 425                  $ 425
                                                                                 =====                  =====

Management makes estimates and uses assumptions in recording the above accruals. Actual amounts may differ from these estimates. Adjustments to estimated amounts during the above periods were not significant.

Refer to "Management's Discussion and Analysis of Operations and Financial Condition" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 for disclosures regarding the Company's other critical accounting policies.

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

In particular, forward-looking statements include statements relating to future actions, ability to access the capital markets, prospective products, the status of product approvals, future performance or results of current and anticipated products, sales efforts, development programs, estimates of rebates, discounts and returns, expenses and programs to reduce expenses, the cost of and savings from reductions in work force, the outcome of contingencies such as litigation and investigations, growth strategy and financial results.

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

- Efficacy or safety concerns or new information from clinical trials of marketed products or post-marketing surveillance, whether or not scientifically justified, leading to recalls, withdrawals or declining sales.

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

- Changes in accounting standards promulgated by the American Institute of Certified Public Accountants, the Financial Accounting Standards Board, the SEC, or the Public Company Accounting Oversight Board that would require a significant change to Schering-Plough's accounting practices.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Legal proceedings involving the Company are described in the 2003 10-K and the 2004 first and second quarter 10-Qs, together referred to as the "Reports" in this Legal Proceedings Item. Unless specifically indicated below, matters described in the Reports are still pending. The following description should be read together with the Reports. It covers material developments to previously reported proceedings and new legal proceedings involving the Company that arose since the August 3, 2004 filing date of the 2004 second quarter 10-Q.

Patent Matters. United Kingdom Patent Infringement Action. On August 6, 2004, the Company brought a patent infringement action in the United Kingdom against Cipla Ltd. and Neolabs Ltd. following the defendants advising of their intent to pursue marketing of desloratadine in the United Kingdom. In 2003, the Company's sales of desloratadine in the United Kingdom were approximately $24.2 million.

Investigations. Pennsylvania Investigation. On July 30, 2004, Schering-Plough Corporation, the U.S. Department of Justice and the U.S. Attorney's Office for the Eastern District of Pennsylvania announced settlement of the previously disclosed investigation by that Office.

Under the settlement, Schering Sales Corporation, an indirect wholly owned subsidiary of Schering-Plough Corporation, has pleaded guilty to a single federal criminal charge concerning a payment to a managed care customer. As a result, Schering Sales Corporation will be excluded from participating in federal healthcare programs. The settlement will not affect the ability of Schering-Plough Corporation to participate in those programs.

The aggregate settlement amount is $345.5 million in fines and damages, comprised of a $52.5 million fine to be paid by Schering Sales Corporation, and $293 million in civil damages to be paid by Schering-Plough Corporation. Schering-Plough Corporation will be credited with $53.6 million that was previously paid in additional Medicaid rebates against the civil damages amount, leaving a net settlement amount of $291.9 million. Of that amount, $177.5 million of the total settlement was paid in the third quarter of 2004. The remaining portion will be paid by March 4, 2005. Interest accrues on the unpaid balance at the rate of 4 percent.

The payments have been and will be funded by cash from operations, borrowings and proceeds from the issuance of securities. There will be no impact on 2004 full year results related to the Pennsylvania settlement.

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

Securities and Class Action Litigation. The Company is a defendant in a number of purported nationwide or state class action lawsuits in which plaintiffs seek a refund of the purchase price of laxatives or phenylpropanolamine-containing cough/cold remedies ("PPA products") they purchased. Other pharmaceutical manufacturers are co-defendants in some of these lawsuits. In general, plaintiffs claim that they would not have purchased or would have paid less for these products had they known of certain defects or medical risks attendant with their use. In the litigation of the claims relating to the Company's PPA products, courts in the national class action suit and several state class action suits have denied certification and dismissed the suits. A similar application to deny class certification in New Jersey, the only remaining statewide class action suit involving the Company, was granted on September 30, 2004. Approximately 96 individual lawsuits relating to the laxative products, PPA products and recalled albuterol/VANCERIL/VANCENASE inhalers are also pending against the Company seeking recovery for personal injuries or death. In a number of these lawsuits punitive damages are claimed.

SEC Inquiries and Related Litigation. On September 9, 2003, the SEC and the Company announced settlement of the SEC enforcement proceeding against the Company and Richard Jay Kogan, former Chairman and Chief Executive Officer, regarding meetings held with investors the week of September 30, 2002, and other communications. Without admitting or denying the allegations, the Company agreed not to commit future violations of Regulation FD and related securities laws and paid a civil penalty of $1 million. Mr. Kogan paid a civil penalty of $50 thousand.

On September 25, 2003, a lawsuit was filed in New Jersey Superior Court, Union County, against Richard Jay Kogan and the Company's outside Directors alleging breach of fiduciary duty, fraud and deceit and negligent misrepresentation, all relating to the alleged disclosures made during the meetings mentioned above. The Company removed this case to federal court. The case was remanded to state court. The Company has filed a motion to dismiss.

Environmental Matters. On September 24, 2004, the Company, along with approximately 80 other parties, were named as third-party defendants in a complaint, alleging that it (and other parties) generated waste that was sent to the Burlington Environmental Management Services, Inc. Landfill ("BEMS Site"), located in Southampton Township, Burlington County, New Jersey. The complaint also indicates that the Company and the other 80 parties are liable for costs expended to clean up the BEMS Site under New Jersey's Spill Compensation and Control Act (New Jersey's "Superfund" statute). The Company is currently investigating the allegations.

Tax Matters. In October of 2001, IRS auditors asserted, in reports, that the Company is liable for additional tax for the 1990 through 1992 tax years. The reports allege that two interest rate swaps that the Company entered into with an unrelated party should be recharacterized as loans from affiliated companies. In April of 2004, the Company received a formal Notice of Deficiency (Statutory Notice) from the IRS asserting additional federal income tax due. The Company received bills from the IRS related to this matter on September 7, 2004. Payment in the amount of $194 million for income tax and $279 million of interest was made on September 13, 2004. The Company believes it has complied with all applicable rules and regulations and intends to file a suit for refund for the full amount of the tax and interest. The Company's tax reserves were adequate to cover the above-mentioned payments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                                                   Total Number of         Maximum Number of
                                                                                   Shares Purchased as     Shares that May Yet Be
                                                                                   Part of Publicly        Purchased Under the
                                 Total Number of       Average Price Paid          Announced Plans or      Plans or
            PERIOD               Shares Purchased      per Share                    Programs               Programs
            ------               ----------------      ------------------          -------------------     ----------------------
January 1, 2004 through March
31, 2004                               54,862 (1)             $17.97                    N/A                       N/A
April 1, 2004 through June 30,
2004                                           0                   0                    N/A                       N/A
July 1, 2004 through
September 30, 2004                     23,928 (1)             $18.88                    N/A                       N/A
TOTAL 2004                                78,790              $18.24

(1) All of the shares included in the table above were repurchased pursuant to the Company's stock incentive program and represent shares delivered to the Company by option holders for payment of the exercise price and tax withholding obligations in connection with stock options.

      Item 5. Other Information

      Regulatory Affairs Development:

            The Company sells numerous upper respiratory products which contain pseudoephedrine (PSE), an FDA approved ingredient for the relief of nasal congestion. The Company's annual sales of upper respiratory products which contain PSE totaled approximately $160 million in 2003 and approximately $152 million through September 2004. These products include all CLARITIN-D products as well as some DRIXORAL, CORICIDIN and CHLOR-TRIMETON products. The Company understands that PSE has been used in the illicit manufacture of methamphetamine, a dangerous and addictive drug. To date, we believe that twelve states and Canada have enacted regulations concerning the sale of PSE, including limiting the amount of these products that can be purchased at one time, or requiring that these products be located behind the counter, with the stated goal of deterring the illicit/illegal manufacture of methamphetamine. To date, the regulations have had no material impact on the Company's operations or financial results. Were such regulations to be adopted throughout the United States and in other countries that are key markets for the products, the impact of such regulations on the Company's sales of these specific products cannot be predicted. At this time, the Company has no information indicating that, based on these regulations, a material adverse impact on the Company's operations or financial condition is likely based on these regulations in the next several years.

Item  6.    Exhibits

            Exhibits - The following Exhibits are filed with this document:

Exhibit Number                    Description
-------------                     ------------
3(i)               Restated Certificate of Incorporation

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

                                                    Schering-Plough Corporation
                                                             (Registrant)

Date: October 28, 2004                                 /s/Douglas J. Gingerella
                                                       -------------------------
                                                          Douglas J. Gingerella
                                                   Vice President and Controller
                                                    (Duly Authorized Officer and
                                                     Chief Accounting Officer)