Form 10-K
period 2004-12-31
SCHERING PLOUGH CORP
filed 2005-03-09
CIK 310158

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
Commission File No. 1-6571
SCHERING-PLOUGH CORPORATION
(Exact name of registrant as specified in its charter)

New Jersey	22-1918501
(State of incorporation)	(I.R.S. Employer Identification No.)

2000 Galloping Hill Road Kenilworth, N.J. (Address of principal executive offices)	07033 (Zip Code)
Registrant’s telephone number:
(908)-298-4000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares, $.50 par value	New York Stock Exchange
Mandatory Convertible Preferred Stock	New York Stock Exchange
Preferred Share Purchase Rights*	New York Stock Exchange

*	At the time of filing, the Rights were not traded separately from the Common Shares.
      Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Aggregate market value of common shares held by non-affiliates computed by reference to the price at which the common shares were last sold as of June 30, 2004 (the last business day of the registrant’s most recently completed second fiscal quarter): $27,193,312,423
      Common Shares outstanding as of February 28, 2005: 1,474,973,248

Part of Form 10-K
Documents incorporated by reference	incorporated into

Schering-Plough Corporation Proxy Statement for the Annual Meeting of Shareholders on April 26, 2005	Part III

Part I

Item 1.	Business
Overview of the Business
      Schering-Plough or the “Company” refers to Schering-Plough Corporation and its subsidiaries, except as otherwise indicated by the context. The trademarks indicated by CAPITAL LETTERS in this 10-K are the property of, licensed to, promoted or distributed by Schering-Plough Corporation, its subsidiaries or related companies.
      Predecessor companies were incorporated in New York in 1928 and New Jersey in 1932. In 1952, the stock of a predecessor company became publicly traded. Schering-Plough Corporation, a New Jersey corporation, was incorporated in 1970 under the name Schering Corporation.
      Schering-Plough is a global science-based health care company with leading prescription, consumer and animal health products. Through internal research and collaborations with business partners, Schering-Plough discovers, develops, manufactures and markets advanced drug therapies to meet important medical needs. Schering-Plough’s vision is to earn the trust of the physicians, patients, customers and shareholders that it serves around the world. Schering-Plough’s worldwide headquarters is in Kenilworth, NJ, and its Web site is www.schering-plough.com.
      In April 2003 the Board of Directors named Fred Hassan as the new Chairman of the Board and Chief Executive Officer of Schering-Plough Corporation. Under his leadership, a new leadership team was recruited and they established the six- to eight-year Action Agenda, a plan directed toward the goals of stabilizing, repairing and turning around Schering-Plough to produce long-term value for shareholders.
      The new management team reorganized the business from one managed along geographic lines, with the primary segments being U.S. and rest-of-world, to a business organized around its products. Currently, major product segments are Prescription Pharmaceuticals, Consumer Health Care and Animal Health. Principal products within each segment are as follows:
      Prescription Pharmaceuticals, which is organized into categories as follows:

Primary Care including

Allergy/ Respiratory

CLARINEX, NASONEX, FORADIL AEROLIZER

Antibiotics

AVELOX, CIPRO

Dermatologicals

ELOCON

Erectile Dysfunction

LEVITRA (Co-promoted with GlaxoSmithKline PLC)

Specialty Care including

Anti-infectives

INTRON A, PEG-INTRON, REBETOL

Anti-inflammatories

REMICADE

Oncology

TEMODAR, CAELYX, INTRON A,

Acute Coronary Care

INTEGRILIN

Other

SUBUTEX, SUBOXONE

Cholesterol, through the Merck/ Schering-Plough Joint Venture

ZETIA, VYTORIN
      Consumer Health Care, which is organized into categories as follows:

Over-the-Counter

CLARITIN, AFRIN, CORICIDIN, A+D OINTMENT, CORRECTOL, DRIXORAL, GYNE-LOTRIMIN

Foot Care

DR. SCHOLL’S, LOTRIMIN, TINACTIN

Sun Care

COPPERTONE, BAIN DE SOLEIL, SOLARCAINE
      Animal Health, which is organized into categories as follows:

Livestock

BANAMINE, NUFLOR

Poultry

PARACOX, UNIVAX-PLUS

Companion Animal

HOMEAGAIN

Aquaculture

AQUAFLOR, SLICE
      Schering-Plough operates primarily in the prescription pharmaceutical marketplace. However, where appropriate, Schering-Plough has sought and may in the future seek regulatory approval to switch prescription products to over-the-counter (OTC) status as a means of extending a product’s life cycle. In this way, the OTC marketplace is another means of maximizing the return on investments in discovery and development.
Segment Information
      Schering-Plough has three reportable segments: Prescription Pharmaceuticals, Consumer Health Care and Animal Health. The segment sales and profit data that follow are consistent with Schering-Plough’s current management reporting structure, established in the second quarter of 2003. The Prescription Pharmaceuticals segment discovers, develops, manufactures and markets human pharmaceutical products. The Consumer Health Care segment develops, manufactures and markets OTC, foot care and sun care products. The Animal Health segment discovers, develops, manufactures and markets animal health products.

Net sales by segment:

	Year Ended December 31,

	2004	2003	2002

	(Dollars in millions)
Prescription Pharmaceuticals	$6,417	$6,611	$8,745
Consumer Health Care	1,085	1,026	758
Animal Health	770	697	677

Consolidated net sales	$8,272	$8,334	$10,180

Profit by segment:

	Year Ended December 31,

	2004	2003	2002

	(Dollars in millions)
Prescription Pharmaceuticals	$13	$513	$2,548
Consumer Health Care	234	199	169
Animal Health	88	86	93
Corporate and other	(503)	(844)	(247)

Consolidated (loss)/profit before tax	$(168)	$(46)	$2,563

      Corporate and other includes interest income and expense, foreign exchange gains and losses, headquarters expenses, special charges and other miscellaneous items. The accounting policies used for segment reporting are the same as those described in the “Summary of Significant Accounting Policies”, included in Note 1 under Item 8, Financial Statements and Supplementary Data, in this 10-K.
      In 2004, Corporate and other includes Special charges of $153 million, including $119 million of employee termination costs, as well as $27 million of asset impairment charges and $7 million of closure costs primarily related to the exit from a small European research and development facility (see Note 2 “Special Charges” under Item 8, Financial Statements and Supplementary Data, in this 10-K for additional information). It is estimated that the charges relate to the reportable segments as follows: Prescription Pharmaceuticals — $135 million, Consumer Health Care — $3 million, Animal Health — $2 million and Corporate and other — $13 million.
      In 2003, Corporate and other includes Special charges of $599 million, including $179 million of employee termination costs, a $350 million provision to increase litigation reserves, and $70 million of asset impairment charges (see Note 2 “Special Charges” under Item 8, Financial Statements and Supplementary Data, in this 10-K for additional information). It is estimated that the charges relate to the reportable segments as follows: Prescription Pharmaceuticals — $515 million, Consumer Health Care — $25 million, Animal Health — $4 million and Corporate and other — $55 million.

Net sales by geographic area:

	2004	2003	2002

	(Dollars in millions)
United States	$3,219	$3,559	$5,761
Europe and Canada	3,595	3,410	2,923
Latin America	782	716	740
Pacific Area and Asia	676	649	756

Consolidated net sales	$8,272	$8,334	$10,180

      The Company has subsidiaries in more than 50 countries outside the U.S. No single foreign country, except for France, Italy and Japan, accounted for 5 percent or more of consolidated net sales during the past three years. Net sales are presented in the geographic area in which the Company’s customers are located.

	2004		2003		2002

	(Dollars in millions)
Total International Sales	$5,053	61%	$4,775	57%	$4,419	43%

France	729	9%	691	8%	613	6%
Italy	443	5%	436	5%	339	3%
Japan	385	5%	414	5%	524	5%

Net sales by customer:

	2004		2003		2002

	(Dollars in millions)
McKesson Corporation	$868	10%	$667	8%	$2,092	21%
AmeriSourceBergen Corporation	589	7%	771	9%	1,101	11%
      No single customer, except for McKesson Corporation and AmeriSourceBergen Corporation, two major pharmaceutical and health care products distributors, accounted for 10 percent or more of consolidated net sales during the past three years.

Long-lived assets by geographic location

	2004	2003	2002

	(Dollars in millions)
United States	$2,447	$2,507	$2,477
Ireland	449	444	430
Singapore	884	828	668
Puerto Rico	298	317	300
Other	768	726	613

Total	$4,846	$4,822	$4,488

      Long-lived assets shown by geographic location are primarily property.
      Sales of products comprising 10 percent or more of the Company’s U.S. or international sales for the year ended December 31, 2004, were as follows:

	U.S.	International

	(Dollars in millions)
REMICADE	$—	$746
CLARINEX	420	272
OTC CLARITIN	403	16
NASONEX	353	242
      Schering-Plough net sales do not include sales of VYTORIN and ZETIA that are marketed in partnership with Merck, as the Company accounts for this joint venture under the equity method of accounting. See Note 3 “Equity Income in Cholesterol Joint Venture” under Item 8, Financial Statements and Supplementary Data, in this 10-K.
      The Company does not disaggregate assets on a segment basis for internal management reporting and, therefore, such information is not presented.

Research and Development
      Schering-Plough’s research activities are primarily aimed at discovering and developing new prescription products and enhancements in existing prescription products of medical and commercial significance. Company sponsored research and development expenditures were $1,607 million, $1,469 million and $1,425 million in 2004, 2003 and 2002, respectively. Research expenditures represented approximately 19 percent of consolidated net sales in 2004, 18 percent of consolidated net sales in 2003 and approximately 14 percent of consolidated net sales in 2002.
      Schering-Plough’s research activities are concentrated in the therapeutic areas of allergic and inflammatory disorders, infectious diseases, oncology, cardiovascular diseases, and central nervous system disorders. Schering-Plough also has substantial efforts directed toward biotechnology and immunology. Research activities include expenditures for both internal research efforts and research collaborations with various partners.
      While several pharmaceutical compounds are in varying stages of development, it cannot be predicted when or if these compounds will become available for commercial sale. The Company’s product pipeline lists significant products in development and is available on the Schering-Plough website.
Global Operations
      Non-U.S. operations generate the majority of the Company’s profits and cash flow. Non-U.S. activities are carried out primarily through wholly owned subsidiaries wherever market potential is adequate and circumstances permit. In addition, Schering-Plough is represented in some markets through licensees or other distribution arrangements. Currently Schering-Plough has business operations in over 120 countries and approximately 18,500 employees outside the U.S.
      Non-U.S. operations are subject to certain risks, which are inherent in conducting business overseas. These risks include possible nationalization, expropriation, importation limitations, pricing and reimbursement restrictions, and other restrictive governmental actions or economic destabilization. Also, fluctuations in foreign currency exchange rates can impact Schering-Plough’s consolidated financial results. For additional information on global operations, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the segment information described above in this 10-K.
Patents, Trademarks and Other Intellectual Property Rights
      Overview. Intellectual property protection is critical to Schering-Plough’s ability to successfully commercialize its product innovations. Schering-Plough owns, has applied for, or has license rights to, a large number of patents, both in the U.S. and in other countries, relating to molecules, products, product uses, formulations, and manufacturing processes. There is no assurance that the patents Schering-Plough is seeking will be granted or that the patents Schering-Plough has been granted would be found valid if challenged. Moreover, patents relating to particular molecules, products, uses, formulations, or processes do not preclude other manufacturers from employing alternative processes or from marketing alternative products or formulations that might successfully compete with the Company’s patented products.
      Outside the U.S., the standard of intellectual property protection for pharmaceuticals varies widely. While many countries have reasonably strong patent laws, other countries currently provide little or no effective protection for inventions or other intellectual property rights. Under the Trade-Related Aspects of Intellectual Property Agreement (TRIPs) administered by the World Trade Organization (WTO), over 140 countries have now agreed to provide non-discriminatory protection for most pharmaceutical inventions and to assure that adequate and effective rights are available to all patent owners. It is possible that changes to this agreement will be made in the future that will diminish or further delay its implementation in developing countries. It is too soon to assess how much, if at all, the Company will be impacted commercially from these changes.
      When a product patent expires, the patent holder often loses effective market exclusivity for the product. This can result in a rapid, sharp and material decline in sales of the formerly patented product, particularly in the U.S. However, in some cases the innovator company can obtain additional commercial benefits through manufacturing trade secrets; later-expiring patents on processes, uses, or formulations; trademark use; or marketing exclusivity that may be available under pharmaceutical regulatory laws.
      Schering-Plough’s Intellectual Property Portfolio. Patent protection for certain Schering-Plough molecules, products, processes, and uses are important to Schering-Plough’s business and financial results. For many of the Company’s products, in addition to patents on the compound, Schering-Plough holds other patents on manufacturing processes, formulations, or uses that may extend exclusivity beyond the expiration of the product patent.
      Schering-Plough’s subsidiaries own (or have licensed rights under) a number of patents and patent applications, both in the U.S. and abroad. Patents and patent applications relating to Schering-Plough’s significant products, including, without limitation, CLARINEX, INTRON A, PEG-INTRON, NASONEX, ZETIA and VYTORIN, are of material importance to Schering-Plough.
      Worldwide, Schering-Plough sells all major products under trademarks that also are material in the aggregate to our business and financial results. Trademark protection varies throughout the world, with protection continuing in some countries as long as the mark is used, and in other countries as long as it is registered. Registrations are normally for fixed but renewable terms.
      Patent Challenges Under the Hatch-Waxman Act. The Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as Hatch-Waxman, made a complex set of changes to both patent and new-drug-approval laws in the U.S. Before Hatch-Waxman, no drug could be approved without providing the U.S. Food and Drug Administration (FDA) complete safety and efficacy studies, known as a complete New Drug Application (NDA). Hatch-Waxman authorizes the FDA to approve generic versions of innovative medicines without such information upon the filing of an Abbreviated New Drug Application (ANDA). In an ANDA, the generic manufacturer must demonstrate only bioequivalence between the generic version and the NDA-approved drug — not safety and efficacy.
      Absent a successful patent challenge, the FDA cannot approve an ANDA until after the innovator’s patents expire. However, a generic manufacturer may file an ANDA alleging that one or more of the patents listed in the innovator’s NDA are invalid or not infringed. This allegation is commonly known as a Paragraph IV certification. The innovator must then file suit against the generic manufacturer to protect its patents. If one or more of the NDA-listed patents are successfully challenged, the first filer of a Paragraph IV certification may be entitled to a 180-day period of market exclusivity over all other generic manufacturers. In recent years, generic manufacturers have used Paragraph IV certifications extensively to challenge patents on a wide array of innovative pharmaceuticals, and it is anticipated that this trend will continue.
Employees
      There were approximately 30,500 people employed by Schering-Plough at December 31, 2004.
Marketing Activities and Competition
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
      The pharmaceutical industry is highly competitive and includes other large companies, some substantially larger than Schering-Plough, with substantial resources for research, product development, advertising, promotion and field selling support. There are numerous domestic and international competitors in this industry. Some of the principal competitive techniques used by Schering-Plough for its products include research and development of new and improved products, varied dosage forms and strengths and switching prescription products to non-prescription status. In the U.S., many of Schering-Plough’s products are subject to increasingly competitive pricing as managed care groups, institutions, federal and state government entities and agencies and buying groups seek price discounts and rebates. Governmental and other pressures toward the dispensing of generic products may significantly reduce the sales of certain products when they become no longer protected by patents or data exclusivity arrangements with the FDA.
Government Regulation
      Overview. Pharmaceutical companies are subject to extensive regulation by a number of national, state and local agencies. Of particular importance to Schering-Plough are regulation by the FDA, the European Medicines Agency (EMEA) and the Ministry of Health, Labor and Welfare (MHLW) in Japan.
      In the U.S., the FDA has jurisdiction over all Schering-Plough’s businesses and administers requirements covering the testing, approval, safety, effectiveness, manufacturing, labeling and marketing of Schering-Plough’s products. The FDA also regulates the conversion of pharmaceuticals from prescription to OTC status. The extent of FDA requirements and/or reviews affects the amount of resources necessary to develop new products and bring them to market in the U.S.
      Schering-Plough’s activities outside the U.S., the European Union and Japan are also subject to regulatory requirements governing the testing, approval, safety, effectiveness, manufacturing, labeling and marketing of Schering-Plough’s products. These regulatory requirements vary from country to country. Whether or not FDA, MHLW, or EMEA approval has been obtained for a product, approval of the product by comparable regulatory authorities of countries outside of the U.S., Japan or the European Union, as the case may be, must be obtained prior to marketing the product in those countries. The approval process may be more or less rigorous from country to country and the time required for approval may be longer or shorter than that required in the U.S. Approval in one country does not assure that such product will be approved in another country.
      Failure to comply with governmental regulations can result in delays in the release of products, delays in the approvals of new products, seizure or recall of products, suspension or revocation of the authority necessary for the production and sale of products, fines and other civil or criminal sanctions.
      Schering-Plough is subject to pharmacovigilance reporting requirements in many countries and other jurisdictions, including the U.S., the European Union (EU) and the EU member states. The requirements differ from jurisdiction to jurisdiction, but all include requirements for reporting adverse events that occur while a patient is using a particular drug in order to alert the manufacturer of the drug and the governmental agency to potential problems.
      FDA Regulation. On an ongoing basis, the FDA regulates the facilities and procedures used to manufacture pharmaceutical products in the U.S. or for sale in the U.S. All products made in such facilities are to be manufactured in accordance with current Good Manufacturing Practices (cGMPs) established by the FDA. The FDA periodically inspects Schering-Plough’s facilities and procedures to evaluate compliance.
      FDA Consent Decree. On May 17, 2002, Schering-Plough announced that it had reached an agreement with the FDA for a consent decree to resolve issues involving Schering-Plough’s compliance with cGMPs at certain manufacturing facilities in New Jersey and Puerto Rico.
      The consent decree requires Schering-Plough to complete a number of actions, including comprehensive cGMP Work Plans for Schering-Plough’s manufacturing facilities in New Jersey and Puerto Rico and revalidation of the finished drug products and bulk active pharmaceutical ingredients manufactured at those facilities.

      Information about the payments made under the decree, the completion deadlines and possible payments and other ramifications if deadlines are missed all are discussed in detail in Note 14, “Consent Decree” under Item 8, Financial Statements and Supplementary Data, in this 10-K.
      Pricing and Reimbursement Regulation. In most international markets, Schering-Plough operates in an environment of government-mandated, cost-containment programs. Several governments have placed restrictions on physician prescription levels and patient reimbursements, emphasized greater use of generic drugs and enacted across-the-board price cuts as methods of cost control.
      In recent years, various legislative proposals have been offered in Congress and in many state legislatures that would effect major changes in the affected health care systems. Some states have passed legislation, and further federal and state legislative and administrative proposals are possible. These could include price or patient reimbursement constraints on medicines, mandated discounts, supplemental rebates, expansion of existing governmental programs for new patient populations and restrictions on access to certain products. Similar issues have also arisen in many countries outside of the U.S. It is not possible to predict the outcome of such initiatives and their effect on operations and cash flows cannot be reasonably estimated.
      Schering-Plough cannot predict what net effect the Medicare prescription drug benefit will have on markets and sales. The new Medicare Drug Benefit (Medicare Part D), which will take effect January 1, 2006, will offer voluntary prescription drug coverage, subsidized by Medicare, to over 40 million Medicare beneficiaries through competing private prescription drug plans (PDPs) and Medicare Advantage (MA) plans. Many of Schering-Plough’s leading drugs are already covered under Medicare Part B (e.g. TEMODAR, INTEGRILIN, and INTRON A). Medicare Part B provides payment for physician services which can include prescription drugs administered incident to a physician’s services. Beginning in 2005, the Medicare Part B drugs will be reimbursed in a manner that may limit Schering-Plough’s ability to offer large price concessions or make large price increases on these drugs. Other Schering-Plough drugs have a relatively small portion of their sales to the Medicare population (e.g. CLARINEX, the hepatitis C franchise). Schering-Plough could experience expanded utilization of VYTORIN and ZETIA and new drugs in Schering-Plough’s R&D pipeline. Of greater consequence for Schering-Plough may be the legislation’s impact on pricing, rebates and discounts.
      Other Regulation. Schering-Plough is also subject to the jurisdiction of various other federal and state regulatory and enforcement departments and agencies, such as the Federal Trade Commission (FTC), the Department of Justice and the Department of Health and Human Services in the U.S. Schering-Plough is, therefore, subject to possible administrative and legal proceedings and actions by those organizations. Such actions may result in the imposition of civil and criminal sanctions, which may include fines, penalties and injunctive or administrative remedies.
Information About the Merck Schering-Plough Cholesterol Joint Venture
      In May 2000, the Company and Merck & Co., Inc. (Merck) entered into two separate agreements to jointly develop and market in the U.S. (1) two cholesterol lowering drugs and (2) an allergy/ asthma drug. In December 2001, the cholesterol agreement was expanded to include all countries of the world except Japan. In general, the companies agreed that the collaborative activities under these agreements would operate in a virtual mode to the maximum degree possible by relying on the respective infrastructures of the two companies. These agreements generally provide for equal sharing of development costs and for co-promotion of approved products by each company.
      The cholesterol agreements provide for the Company and Merck to jointly develop ezetimibe (marketed as ZETIA in the U.S. and Asia and EZETROL in Europe):

i. as a once-daily monotherapy;

ii. in co-administration with any statin drug, and;

iii. as a once-daily fixed-combination tablet of ezetimibe and simvastatin (Zocor), Merck’s cholesterol-modifying medicine. This combination medication (ezetimibe/ simvastatin) is marketed as VYTORIN in the U.S. and as INEGY in many international countries).
      ZETIA/ EZETROL (ezetimibe) and VYTORIN/ INEGY (the combination of ezetimibe/simvastatin) are approved for use in the U.S. and have been launched in several international markets.
      The Company utilizes the equity method of accounting for the joint venture. The cholesterol agreements provide for the sharing of net income/ (loss) based upon percentages that vary by product, sales level and country. In the U.S. market, Schering-Plough receives a greater share of profits on the first $300 of ZETIA sales. Above $300 of ZETIA sales, the companies share profits equally. Schering-Plough’s allocation of joint venture income is increased by milestones earned. Further, either partner’s share of the joint venture’s net income/ (loss) is subject to a reduction if the partner fails to perform a specified minimum number of physician details in a particular country. The partners agree annually to the minimum number of physician details by country.
      The partners bear the costs of their own general sales forces and commercial overhead in marketing joint venture products around the world. In the U.S., Canada and Puerto Rico, the cholesterol agreements provide for a reimbursement to each partner for physician details. This reimbursed amount is equal to each partner’s physician details multiplied by a contractual fixed fee. Schering-Plough reports the receipt of this reimbursement as part of Equity income from cholesterol joint venture as under U.S. GAAP this amount does not represent a reimbursement of specific, incremental, identifiable costs for the Company’s detailing of the cholesterol products in these markets. In addition, this reimbursement amount per physician detail is not reflective of Schering-Plough’s joint venture sales force effort as Schering-Plough’s sales force-related infrastructure costs per physician detail is generally estimated to be higher.
      Costs of the joint venture that the partners contractually share are a portion of manufacturing costs, specifically identified promotion costs (including direct to consumer advertising and direct and identifiable out of pocket promotion) and other agreed upon costs for specific services such as market support, market research, market expansion, a specialty sales force and physician education programs.
      Certain specified research and development expenses are generally shared equally by the partners.
      Due to the virtual nature of the joint venture, the Company incurs substantial costs, such as selling, general and administrative costs, that are not reflected in Equity income from cholesterol joint venture, and are borne by the overall cost structure of the Company. These costs are reported on their respective line items in the Statements of Consolidated Operations. The cholesterol agreements do not provide for any jointly owned facilities and, as such, products resulting from the collaboration are manufactured in facilities owned by either Merck or the Company.
      The allergy/ asthma agreement provides for the development and marketing of a once-daily, fixed-combination tablet containing CLARITIN and Singulair. Singulair is Merck’s once-daily leukotriene receptor antagonist for the treatment of asthma and seasonal allergic rhinitis. In January 2002, the Merck /Schering-Plough respiratory joint venture reported on results of Phase III clinical trials of a fixed-combination tablet containing CLARITIN and Singulair. This Phase III study did not demonstrate sufficient added benefits in the treatment of seasonal allergic rhinitis. The CLARITIN and Singulair combination tablet does not have approval in any country and remains in clinical development.
Raw Materials
      Raw materials essential to Schering-Plough are available in adequate quantities from a number of potential suppliers. Energy is expected to be available to Schering-Plough in sufficient quantities to meet operating requirements.

Seasonality
      Certain of the Company’s products, particularly the allergy and suncare categories, are seasonal in nature. Seasonal patterns do not have a pronounced effect on the consolidated operations of Schering-Plough.
Environment
      To date, compliance with federal, state and local laws regarding discharge of materials into the environment, or protection of the environment, have not had a material effect on Schering-Plough’s capital expenditures, earnings and competitive position.
Available Information
      Schering-Plough’s 10Ks, 10Qs, 8Ks, and amendments to those reports, filed with the SEC are available free of charge, on Schering-Plough’s website, as soon as reasonably practicable after such materials are electronically filed with the SEC. Schering-Plough’s address on the World Wide Web is schering-plough.com. Since Schering-Plough began this practice in the third quarter 2002, each such report has been available on Schering-Plough’s website within 24 hours of filing. Reports filed by Schering-Plough with the SEC may be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 2.	Properties
      Schering-Plough’s corporate headquarters is located in Kenilworth, New Jersey. Principal research facilities are located in Kenilworth Union and Summit New Jersey; Palo Alto California; and Elkhorn, Nebraska. Principal manufacturing facilities are as follows:

Location	Product Type

Kenilworth, New Jersey	Pharmaceuticals, Consumer Products
Union, New Jersey	Pharmaceuticals
Miami, Florida	Pharmaceuticals, Consumer Products
Omaha, Nebraska	Animal Health
Cleveland, Tennessee	Consumer Products
Puerto Rico	Pharmaceuticals
Argentina	Pharmaceuticals
Belgium	Pharmaceuticals, Consumer Products
Canada	Pharmaceuticals, Consumer Products
France	Pharmaceuticals, Animal Health
Germany	Animal Health
Ireland	Pharmaceuticals, Consumer Products, Animal Health
Italy	Pharmaceuticals
Japan	Pharmaceuticals, Consumer Products
Mexico	Pharmaceuticals, Consumer Products
Singapore	Pharmaceuticals
Spain	Pharmaceuticals
      On May 17, 2002, Schering-Plough announced that it reached an agreement with the FDA to enter into a consent decree to resolve issues involving Schering-Plough’s compliance with cGMP at certain manufacturing facilities in New Jersey and Puerto Rico. Refer to the Government Regulation section within Item 1 of this 10-K and Note 14, “Consent Decree” under Item 8, Financial Statements and Supplementary Data, in this 10-K for additional information regarding the consent decree.

      All of the aforementioned properties are owned or leased by Schering-Plough. These properties generally are well maintained, insured and in good operating condition. Schering-Plough’s manufacturing facilities have capacities considered appropriate to meet Schering-Plough’s needs.

Item 3.	Legal Proceedings
      Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Schering-Plough Corporation or any of its subsidiaries or to which any of their property is subject, are disclosed below.
Patent Matters
      As described in Patents, Trademarks, and Other Intellectual Property Rights under Part I, Business in this 10-K, intellectual property protection is critical to Schering-Plough’s ability to successfully commercialize its product innovations. Litigation regarding Schering-Plough’s intellectual property rights is always pending and is initiated by third parties attempting to abridge Schering-Plough’s rights, as well as by Schering-Plough in protecting its rights. Patent matters described below have a potential material effect on the Company.
      DR. SCHOLL’S FREEZE AWAY Patent. On July 26, 2004, OraSure Technologies filed an action in the U.S. District Court for the Eastern District of Pennsylvania alleging patent infringement by Schering-Plough Healthcare Products by its sale of DR. SCHOLL’S FREEZE AWAY wart removal product. The complaint seeks a permanent injunction and unspecified damages, including treble damages. The FREEZE AWAY product was launched in March 2004. Net sales of this product in 2004 totaled approximately $20 million.
Investigations
      Massachusetts Investigation. The U.S. Attorney’s Office for the District of Massachusetts is investigating a broad range of the Company’s sales, marketing and clinical trial practices and programs along with those of Warrick Pharmaceuticals (Warrick), the Company’s generic subsidiary.
      Schering-Plough has disclosed that, in connection with this investigation, on May 28, 2003, Schering Corporation, a wholly owned and significant operating subsidiary of Schering-Plough, received a letter (the Boston Target Letter) from that Office advising that Schering Corporation (including its subsidiaries and divisions) is a target of a federal criminal investigation with respect to four areas:
      1. Providing remuneration, such as drug samples, clinical trial grants and other items or services of value, to managed care organizations, physicians and others to induce the purchase of Schering pharmaceutical products;
      2. Sale of misbranded or unapproved drugs, which the Company understands to mean drugs promoted for indications for which approval by the U.S. FDA had not been obtained (so-called off-label uses);
      3. Submitting false pharmaceutical pricing information to the government for purposes of calculating rebates required to be paid to the Medicaid program, by failing to include prices of a product manufactured and sold under a private label arrangement with a managed care customer as well as the prices of free and nominally priced goods provided to that customer to induce the purchase of Schering products; and
      4. Document destruction and obstruction of justice relating to the government’s investigation.
      A target is defined in Department of Justice guidelines as a person as to whom the prosecutor or the grand jury has substantial evidence linking him or her to the commission of a crime and who, in the judgment of the prosecutor, is a putative defendant (U.S. Attorney’s Manual, Section 9-11.151).
      The Company has implemented certain changes to its sales, marketing and clinical trial practices and is continuing to review those practices to ensure compliance with relevant laws and regulations. The Company is cooperating with this investigation.

      See information about prior increases to the liabilities reserved in the financial statements, including in relation to this investigation, under Litigation Charges in Note 2, “Special Charges” and additional information about such reserves and other potential impacts of the outcome of this litigation in the Background section of Note 16, “Legal, Environmental and Regulatory Matters” under Item 8, Financial Statements and Supplementary Data, in this 10-K.
      The outcome of this investigation could include the commencement of civil and/or criminal proceedings involving the imposition of substantial fines, penalties and injunctive or administrative remedies, including exclusion from government reimbursement programs. As discussed in the Background section of Note 16 “Legal, Environmental and Regulatory Matters” contained in Item 8, Financial Statements and Supplemental Data, the Company previously recorded a liability of approximately $250 million related to this investigation. It is reasonably possible that a settlement of the investigation could involve amounts materially in excess of this accrual. This could have a material adverse impact on the Company’s financial condition, cash flows or operations. As required by U.S. GAAP since the Company cannot reasonably estimate the potential final resolution, the Company has recognized the estimated minimum liability. Further, the Company cannot predict the timing of the resolution of these matters or their outcomes.
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
      Consumer Products Matter. The U.S. Department of Justice, Antitrust Division, investigated whether the Company’s Consumer Products Division entered into an agreement with another company to lower the commission rate of a consumer products broker. The Department closed the investigation by letter dated November 9, 2004.
Pricing Matters
      AWP Investigations. The Company continues to respond to investigations by the Department of Health and Human Services, the Department of Justice and certain states into industry and Company practices regarding average wholesale price (AWP). These investigations include a Department of Justice review of the merits of a federal action filed by a private entity on behalf of the U.S. in the U.S. District Court for the Southern District of Florida, as well as an investigation by the U.S. Attorney’s Office for the District of Massachusetts, regarding, inter alia, whether the AWP set by pharmaceutical companies for certain drugs improperly exceeds the average prices paid by dispensers and, as a consequence, results in unlawful inflation of certain government drug reimbursements that are based on AWP. In March 2001, the Company received a subpoena from the Massachusetts Attorney General’s office seeking documents concerning the use of AWP and other pricing and/or marketing practices. The Company has also responded to subpoenas from the Attorney General of California concerning these matters. The Company is cooperating with these investigations. The outcome of these investigations could include the imposition of substantial fines, penalties and injunctive or administrative remedies.
      Prescription Access Litigation. In December 2001, the Prescription Access Litigation project (PAL), a Boston-based group formed in 2001 to litigate against drug companies, filed a class action suit in Federal Court in Massachusetts against the Company. In September 2002, a consolidated complaint was filed in this court as a result of the coordination by the Multi-District Litigation Panel of all federal court AWP cases from throughout the country. The consolidated complaint alleges that the Company and Warrick Pharmaceuticals (Warrick), the Company’s generic subsidiary, conspired with providers to defraud consumers by reporting fraudulently high AWPs for prescription medications reimbursed by Medicare or third-party payers. The complaint seeks a declaratory judgment and unspecified damages, including treble damages.
      Included in the litigation described in the prior paragraph are lawsuits that allege that the Company and Warrick reported inflated AWPs for prescription pharmaceuticals and thereby caused state and federal entities and third-party payers to make excess reimbursements to providers. Some of these actions also allege that the Company and Warrick failed to report accurate prices under the Medicaid Rebate Program and thereby underpaid rebates to some States. Some cases filed by State Attorneys General also seek to recover on behalf of citizens of the State and entities located in the State for excess payments as a result of inflated AWPs. These actions, which began in October 2001, have been brought by state Attorneys General, private plaintiffs, nonprofit organizations and employee benefit funds. They allege violations of federal and state law, including fraud, antitrust, Racketeer Influenced Corrupt Organizations Act (RICO) and other claims. During the first quarter of 2004, the Company and Warrick were among five groups of companies put on an accelerated discovery track in the proceeding. In addition, Warrick and the Company are defendants in a number of such lawsuits in state courts. The actions are generally brought by states and/or political subdivisions and seek unspecified damages, including treble and punitive damages.
Securities and Class Action Litigation
      On February 15, 2001, the Company stated in a press release that the FDA had been conducting inspections of the Company’s manufacturing facilities in New Jersey and Puerto Rico and had issued reports citing deficiencies concerning compliance with current Good Manufacturing Practices, primarily relating to production processes, controls and procedures. The next day, February 16, 2001, a lawsuit was filed in the U.S. District Court for the District of New Jersey against the Company and certain named officers alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Additional lawsuits of the same tenor followed. These complaints were consolidated into one action in the U.S. District Court for the District of New Jersey, and a lead plaintiff, the Florida State Board of Administration, was appointed by the Court on July 2, 2001. On October 11, 2001, a consolidated amended complaint was filed, alleging the same violations described above and purporting to represent a class of shareholders who purchased shares of Company stock from May 9, 2000, through February 15, 2001. The complaint seeks compensatory damages on behalf of the class. The Company’s motion to dismiss the consolidated amended complaint was denied on May 24, 2002. On October 10, 2003, the Court certified the shareholder class. Discovery is ongoing.
      In addition to the lawsuits described above, two lawsuits were filed in the U.S. District Court for the District of New Jersey, and two lawsuits were filed in New Jersey state court against the Company (as a nominal defendant) and certain officers, directors and a former director seeking damages on behalf of the Company, including disgorgement of trading profits made by defendants allegedly obtained on the basis of material non-public information. The complaints in each of those four lawsuits relate to the issues described in the Company’s February 15, 2001 press release, and allege a failure to disclose material information and breach of fiduciary duty by the directors. One of the federal court lawsuits also includes allegations related to the investigations by the U.S. Attorney’s Offices for the Eastern District of Pennsylvania and the District of Massachusetts, the FTC’s administrative proceeding against the Company, and a lawsuit by the state of Texas against Warrick, the Company’s generic subsidiary. Each of these lawsuits is a shareholder derivative action that purports to assert claims on behalf of the Company, but as to which no demand was made on the Board of Directors and no decision had been made on whether the Company can or should pursue such claims. In August 2001, the plaintiffs in each of the New Jersey state court shareholder derivative actions moved to dismiss voluntarily the complaints in those actions, which motions were granted. The two shareholder derivative actions pending in the U.S. District Court for the District of New Jersey have been consolidated into one action, which is in its very early stages. On January 2, 2002, the Company received a demand letter dated December 26, 2001, from a law firm not involved in the derivative actions described above, on behalf of a shareholder who also is not involved in the derivative actions, demanding that the Board of Directors bring claims on behalf of the Company based on allegations substantially similar to those alleged in the derivative actions. On January 22, 2002, the Board of Directors adopted a Board resolution establishing an Evaluation Committee, consisting of three directors, to investigate, review and analyze the facts and circumstances surrounding the allegations made in the demand letter and the consolidated amended derivative action complaint described above, but reserving to the full Board authority and discretion to exercise its business judgment in respect of the proper disposition of the demand. The Committee engaged independent outside counsel to advise it and issued a report on the findings of its investigation to the independent directors of the Board in late October 2002.
      That report determined that the shareholder demand should be refused, and finding no liability on the part of any officers or directors. In November 2002, the full Board adopted the recommendation of the Evaluation Committee.
      The Company is a defendant in a number of purported nationwide or state class action lawsuits in which plaintiffs seek a refund of the purchase price of laxatives or phenylpropanolamine-containing cough/cold remedies (PPA products) they purchased. Other pharmaceutical manufacturers are co-defendants in some of these lawsuits. In general, plaintiffs claim that they would not have purchased or would have paid less for these products had they known of certain defects or medical risks attendant with their use. In the litigation of the claims relating to the Company’s PPA products, courts in the national class action suit and several state class action suits have denied certification and dismissed the suits. A similar application to deny class certification in New Jersey, the only remaining statewide class action suit involving the Company, was granted on September 30, 2004. Approximately 96 individual lawsuits relating to the laxative products, PPA products and recalled albuterol/VANCERIL/VANCENASE inhalers are also pending against the Company seeking recovery for personal injuries or death. In a number of these lawsuits punitive damages are claimed.
      On March 31, 2003, the Company was served with a putative class action complaint filed in the U.S. District Court in New Jersey alleging that the Company, Richard Jay Kogan (who resigned as Chairman of the Board November 13, 2002, and retired as Chief Executive Officer, President and Director of the Company April 20, 2003) and the Company’s Employee Savings Plan (Plan) administrator breached their fiduciary obligations to certain participants in the Plan. In May 2003, the Company was served with a second putative class action complaint filed in the same court with allegations nearly identical to the complaint filed March 31, 2003. On October 6, 2003, a consolidated amended complaint was filed, which names as additional defendants’ seven current and former directors and other corporate officers. The complaint seeks damages in the amount of losses allegedly suffered by the Plan. The Court dismissed this complaint on June 29, 2004. On July 16, 2004, the plaintiffs filed a Notice of Appeal.
Antitrust and FTC Matters
      K-DUR. K-DUR is Schering-Plough’s long-acting potassium chloride product supplement used by cardiac patients. Schering-Plough had settled patent litigation with Upsher-Smith, Inc. (Upsher-Smith) and ESI Lederle, Inc. (Lederle), which had related to generic versions of K-DUR for which Lederle and Upsher Smith had filed Abbreviated New Drug Applications (ANDAs).
      On April 2, 2001, the FTC started an administrative proceeding against Schering-Plough, Upsher-Smith and Lederle. The complaint alleged anti-competitive effects from those settlements.
      In June 2002, the administrative law judge overseeing the case issued a decision that the patent litigation settlements complied with the law in all respects and dismissed all claims against the Company. The FTC Staff appealed that decision to the full Commission.
      On December 18, 2003, the full Commission issued an opinion that reversed the 2002 decision and ruled that the settlements did violate the antitrust laws. The full Commission issued a cease and desist order imposing various injunctive restraints. By opinion filed March 8, 2005 the federal court of appeals set aside that 2003 Commission ruling and vacated the cease and desist order.
      Following the commencement of the FTC administrative proceeding, alleged class action suits were filed in federal and state courts on behalf of direct and indirect purchasers of K-DUR against Schering-Plough, Upsher-Smith and Lederle. These suits all allege essentially the same facts and claim violations of federal and state antitrust laws, as well as other state statutory and/or common law causes of action. These suits seek unspecified damages. Discovery is ongoing.

SEC Inquiries and Related Litigation
      On September 25, 2003, a lawsuit was filed in New Jersey Superior Court, Union County, against Richard Jay Kogan and the Company’s outside Directors alleging breach of fiduciary duty, fraud and deceit and negligent misrepresentation, all relating to the alleged disclosures made during meetings that were the subject of a 2003 settlement of SEC enforcement proceedings under Regulation FD. The plaintiffs seek imposition of a constructive trust over profits the plaintiffs allege were realized by the defendants from unlawful acts and the plaintiffs seek compensatory damages. The Company removed this case to federal court. The case was remanded to state court. The Company has filed a motion to dismiss.
Pending Administrative Obligations
      As disclosed in Notes 14 “Consent Decree” and 16, “Legal, Environmental and Regulatory Matters”, under Item 8, Financial Statements and Supplementary Data, in this 10-K, Schering-Plough is subject to obligations under the consent decree with FDA and the Corporate Integrity Agreement and potential penalties for failure to comply with such obligations.
Tax Matters
      In October of 2001, IRS auditors asserted that the Company is liable for additional tax for the 1990 through 1992 tax years, based on allegations that two interest rate swaps with an unrelated party should be recharacterized as loans from affiliated companies. In April of 2004, the Company received a formal Notice of Deficiency (Statutory Notice) from the IRS asserting additional federal income tax due. The Company received bills related to this matter from the IRS on September 7, 2004. Payment in the amount of $194 million for income tax and $279 million for interest was made on September 13, 2004. The Company filed refund claims for the tax and interest with the IRS on December 23, 2004. The Company was notified on February 16, 2005, that its refund claims were denied. The Company believes it has complied with all applicable rules and regulations and intends to file a suit for refund for the full amount of the tax and interest.
Environmental Matters
      As discussed in Note 16, “Legal, Environmental and Regulatory Matters”, under Item 8, Financial Statements and Supplementary Data, in this 10-K, the Superfund sites discussed in the Environmental section of that Note are considered normal to Schering-Plough’s business.
Other Matters
      False Claims Act Complaint. In April 2003, the Company received notice of a False Claims Act complaint brought by an individual purporting to act on behalf of the U.S. government against it and approximately 25 other pharmaceutical companies in the U.S. District Court for the Northern District of Texas. The complaint alleged that the pharmaceutical companies, including Schering-Plough, defrauded the U.S. by having made sales to various federal governmental agencies of drugs that were allegedly manufactured in a manner that did not comply with current Good Manufacturing Practices. The court granted Schering-Plough’s motion to dismiss on January 5, 2005.
      EMEA Pharmacovigilance Matter. During 2003 pharmacovigilance inspections by officials of the British and French medicines agencies conducted at the request of the European Medicines Agency (EMEA), serious deficiencies in reporting processes were identified. Schering-Plough continues to work on its action plan to rectify the deficiencies and provides regular updates to EMEA. The Company does not know what action, if any, the EMEA or national authorities will take in response to these findings. Possible actions include further inspections, demands for improvements in reporting systems, criminal sanctions against the Company and/or responsible individuals and changes in the conditions of marketing authorizations for the Company’s products.
      Biopharma Contract Dispute. Biopharma S.r.l. filed a claim in the Civil Court of Rome on July 21, 2004 (docket no. 57397/2004, 9th Chamber) against certain Schering-Plough subsidiaries. The matter relates to certain contracts dated November 15, 1999 (distribution and supply agreements between Biopharma and a Schering-Plough subsidiary) for distribution by Schering-Plough of generic products manufactured by Biopharma to hospitals and to pharmacists in France; and July 26, 2002 (letter agreement among Biopharma, a Schering-Plough subsidiary and Medipha Sante, S.A., appointing Medipha to distribute products in France). Biopharma alleges that Schering-Plough did not fulfill its duties under the contracts.
      Additional Information on Legal Proceedings. Additional information on legal proceedings, including important financial information, can be found in the Litigation Charges discussion in Note 2, “Special Charges” and Note 16, “Legal, Environmental and Regulatory Matters” contained in Item 8, Financial Statements and Supplementary Data, and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this 10-K.

Item 4.	Submission of Matters to a Vote of Security Holders
      Not applicable.
Executive Officers of the Registrant
      The following information regarding executive officers is included herein in accordance with Part III, Item 10. Corporate officers are also listed.
      Officers are elected to serve for one year and until their successors shall have been duly elected.

Name and Current Position	Business Experience	Age

Robert J. Bertolini*	Present position 2003;	43
Executive Vice President and Chief Financial Officer	Partner, PricewaterhouseCoopers 1993-2003
Richard Bowles III	Present position 2001	53
Senior Vice President, Global Quality Operations	Vice President Quality, Merck & Company 1997-2000
C. Ron Cheeley*	Present position 2003;	54
Senior Vice President, Global Human Resources	Group Vice President, Global Compensation and Benefits, Pharmacia Corporation 1998-2003
Carrie S. Cox*	Present position 2003;	47
Executive Vice President and President Global Pharmaceuticals	Executive Vice President and President, Global Prescription Business, Pharmacia Corporation 1999-2003; Senior Vice President and Head of Global Business Management, Pharmacia & Upjohn 1997-1999
William J. Creelman	Present position 2004;	50
Vice President, Taxes	Senior Tax Counsel, Pfizer 2003-2004; Vice President Tax — U.S. SmithKline Beecham 1996 to 2003
Douglas J. Gingerella*	Present position 2004;	46
Vice President and Controller	Vice President, Corporate Audits 1998-2004; Staff Vice President, Corporate Audits 1995-1998
Fred Hassan*	Present position 2003;	59
Chairman, Chief Executive Officer and President	Chairman of the Board and Chief Executive Officer, Pharmacia Corporation 2001-2003; Chief Executive Officer, Pharmacia Corporation 2000-2001; Chief Executive Officer, Pharmacia & Upjohn 1997-2000
Thomas H. Kelly	Present position 2004;	55
Vice President Corporate Business Development	Vice President and Controller 1991-2004
Raul E. Kohan*	Present position 1993	53
Group Head, Global Specialty Operations, and President, Animal Health

Name and Current Position	Business Experience	Age

Joseph J. LaRosa	Present position 2004;	46
Vice President, Legal Affairs	Staff Vice President, Secretary and Associate General Counsel 2001-2004 1999-2000; Senior Legal Director 1997-1999; Legal Director 1995-1997
Ian A.T. McInnes	Present position 2004	52
Senior Vice President 1, Global Supply Chain 1	Executive Vice President, Supply Chain; 2003-2004 Senior Vice President, Global Supply Chain, Pharmacia Corporation; 1994-2003
E. Kevin Moore	Present position 1996	52
Vice President and Treasurer
Daniel A. Nichols	Present position 1991	64
Senior Vice President, Taxes
Cecil B. Pickett, Ph.D.*	Present position 2002;	59
Vice President and President, Schering-Plough Research Institute	Executive Vice President, Discovery Research, Schering-Plough Research Institute 1994-2002
Anne Renahan	Present position 2004;	46
Vice President, Corporate Audits	Executive Director and Controller, Eisai Inc. 1999-2004
Thomas J. Sabatino, Jr.*	Present Position 2004;	46
Executive Vice President and General Counsel	Senior Vice President and General Counsel, Baxter International, Inc. 2001-2004; Vice President and General Counsel, Baxter International, Inc. 1997-2001
Brent Saunders*	Present position 2003;	35
Senior Vice President, Global Compliance and Business Practices	Partner, PricewaterhouseCoopers 2000-2003; Chief Risk Officer, Coventry Health Care 1998-1999
Karl Salnoske	Present Position 2004;	51
Vice President and Chief Information Officer	CEO, Adaptive Trade 2001-2004; General Manager, IBM 1995-2001
Susan Ellen Wolf	Present position 2004;	50
Corporate Secretary, Associate General Counsel & Vice President	Various positions in Schering-Plough’s Law Department 2002-2004; Senior Attorney, Delta Airlines 2000-2002

*	Officers as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934.

Part II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
      The common share dividends, share price data and the approximate number of holders of record are set forth under Item 8, Financial Statements and Supplementary Data, in this 10-K.
      This table provides information with respect to purchases by the Company of its common shares during the fourth quarter of 2004.
ISSUER PURCHASES OF EQUITY SECURITIES

				Total Number of	Maximum Number
				Shares Purchased as	of Shares that May
				Part of Publicly	Yet Be Purchased
	Total Number of		Average Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchased		per Share	Programs	Programs

October 1, 2004 through October 31, 2004	1,880	(1)	$17.72	N/A	N/A
November 1, 2004 through November 30, 2004	14,618	(1)	$18.37	N/A	N/A
December 1, 2004 through December 31, 2004	510,685	(1)	$18.44	N/A	N/A
Total October 1, 2004 through December 31, 2004	527,183	(1)	$18.43	N/A	N/A

(1)	All of the shares included in the table above were repurchased pursuant to the Company’s stock incentive program and represent shares delivered to the Company by option holders for payment of the exercise price and tax withholding obligations in connection with stock options and stock awards.

Item 6.	Selected Financial Data

	2004	2003	2002	2001	2000	1999

	(In millions, except per share figures and percentages)
Operating Results
Net sales	$8,272	$8,334	$10,180	$9,762	$9,775	$9,075
(Loss)/income before income taxes(1)	(168)	(46)	2,563	2,523	3,188	2,795
Net (loss)/ income(1)	(947)	(92)	1,974	1,943	2,423	2,110
Net (loss)/ income available to common shareholders	(981)	(92)	1,974	1,943	2,423	2,110
Diluted (loss)/earnings per common share(1)	(0.67)	(0.06)	1.34	1.32	1.64	1.42
Basic (loss)/earnings per common share(1)	(0.67)	(0.06)	1.35	1.33	1.65	1.44
Research and development expenses	1,607	1,469	1,425	1,312	1,333	1,191
Depreciation and amortization expenses	453	417	372	320	299	264
Financial Position and Cash Flows
Property, net	$4,593	$4,527	$4,236	$3,814	$3,362	$2,939
Total assets	15,911	15,271	14,136	12,174	10,805	9,375
Long-term debt	2,392	2,410	21	112	109	6
Shareholders’ equity	7,556	7,337	8,142	7,125	6,119	5,165
Capital expenditures	489	711	776	759	763	543
Financial Statistics
Net (loss)/ income as a percent of net sales	(11.4)%	(1.1)%	19.4%	19.9%	24.8%	23.3%
Return on average shareholders’ equity	(12.7)%	(1.2)%	25.9%	29.3%	42.9%	46.0%
Net book value per common share(2)	$4.91	$4.99	$5.55	$4.86	$4.18	$3.51
Other Data
Cash dividends per common share	$.22	$.565	$.67	$.62	$.545	$.485
Cash dividends on common shares	324	830	983	911	802	716
Cash dividends on preferred shares	30	—	—	—	—	—
Average shares outstanding used in calculating diluted (loss) earnings per common share	1,472	1,469	1,470	1,470	1,476	1,486
Average shares outstanding used in calculating basic (loss) earnings per common share	1,472	1,469	1,466	1,463	1,465	1,470
Common shares outstanding at year-end	1,474	1,471	1,468	1,465	1,463	1,472

(1)	2004, 2003, 2002 and 2001 include Special charges of $153, $599, $150 and $500, respectively. See Note 2 “Special Charges” under Item 8, Financial Statements and Supplementary Data, in this 10-K for additional information.

(2)	Assumes conversion of all preferred shares into approximately 65 million common shares.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE SUMMARY

Overview of the Company:
      Schering-Plough (the Company) discovers, develops, manufactures and markets medical therapies and treatments to enhance human health. The Company also markets leading consumer brands in the over-the-counter (OTC), foot care and sun care markets and operates a global animal health business.
      As a research-based pharmaceutical company, Schering-Plough’s core strategy is to invest substantial amounts of funds in scientific research with the goal of creating important medical and commercial value. Research and development activities focus on mechanisms to treat serious diseases. There is a high rate of failure inherent in such research and, as a result, there is a high risk that the funds invested in research programs will not generate financial returns. This risk profile is compounded by the fact that this research has a long investment cycle. To bring a pharmaceutical compound from the discovery phase to the commercial phase may take a decade or more. Because of the high-risk nature of research investments, financial resources typically must come from internal sources (operations and cash reserves) or from equity-type capital.
      There are two sources of new products: products acquired through acquisition and licensing arrangements, and products in the Company’s late-stage research pipeline. With respect to acquisitions and licensing, there are limited opportunities for obtaining or licensing critical late-stage products, and these limited opportunities typically require substantial amounts of funding. The Company competes for these opportunities against companies often with far greater financial resources than that of the Company. Due to the present financial situation, it may be challenging for the Company to acquire or license critical late-stage products that will have a positive material financial impact.
      During the past three years, the Company experienced a number of negative events that have strained and continue to strain the Company’s financial resources. These negative events included, but were not limited to, the following matters:

•	Entered into a formal consent decree with the U.S. Food and Drug Administration (FDA) in 2002 and agreed to revalidate manufacturing processes at certain manufacturing sites in the U.S. and Puerto Rico. Significant increased spending associated with manufacturing compliance efforts will continue through the completion of the FDA consent decree obligation. In addition, the Company has found it necessary to discontinue certain older profitable products and outsource other products.

•	Switch of CLARITIN in the U.S., beginning in December 2002 from prescription to OTC status. This switch coupled with private label competition has resulted in a much lower average unit selling price for this product and ongoing intense competition. The Company’s exposure to powerful retail purchasers has also increased.

•	Market shares and sales levels of certain other Company products have fallen significantly and have experienced increased competition. Many of these products compete in declining or volatile markets.

•	Investigations into certain of the Company’s sales and marketing practices by the U.S. Attorney’s Offices in Massachusetts and Pennsylvania. During 2004 the Company made payments totaling $294 million to the U.S. Attorney’s Office for the Eastern District of Pennsylvania in settlement of that investigation. The Massachusetts investigation is continuing and poses significant financial and commercial risks to the Company.
      In response to these matters, beginning in April 2003 the Company appointed a new management team that formulated, and has begun to implement, a six- to eight-year Action Agenda to stabilize, repair and then turn around the Company.
      The Company intends to avail itself of the foreign earnings repatriation provisions of the American Jobs Creation Act of 2004. Under this Act the Company intends to repatriate $9.4 billion of unremitted foreign earnings at a reduced tax rate. This repatriation of funds will provide the Company with greater financial stability.

Current State of the Business:
      For the past two years the Company’s earnings and cash flow have declined significantly. The overriding cause of this is the loss of marketing exclusivity for two of the Company’s major pharmaceutical products, CLARITIN and REBETOL as well as increased competition in the hepatitis C market.
      Sales and marketing costs have increased due to the need to reinvest in these functions to launch new products as well as a need to stabilize market shares of the Company’s remaining pharmaceutical products.
      Many of the Company’s manufacturing sites operate well below optimum production levels due to sales declines and the reduction in output related to the FDA consent decree. At the same time, overall costs of operating manufacturing sites have significantly increased due to the consent decree and other compliance activities. The Company continues to review the carrying value of these assets for indications of impairment. Future events and decisions may lead to asset impairments and/or related costs.
      The Company continues to pursue its core strategy of supporting its marketed and new products in its research and development pipeline and plans to invest in sales and marketing and scientific research at historical levels. However, this level of investment is not sustainable without a significant increase in profits and cash flow from operations. The ability of the Company to generate profits and significant operating cash flow is directly and predominantly dependent upon the increasing profitability of the Company’s cholesterol franchise (which includes VYTORIN and ZETIA) and to a much lesser extent growing sales and profitability of the base pharmaceutical business products, developing or acquiring new products and controlling expenses. If the Company cannot generate significant operating cash flow, its ability to invest in sales, marketing and research efforts at historical levels may be negatively impacted.
      ZETIA is the Company’s novel cholesterol absorption inhibitor. VYTORIN is the combination of ZETIA and Zocor, Merck’s statin medication. These two products have been launched through a joint venture between the Company and Merck. The cholesterol-reduction market is the single largest pharmaceutical market in the world. VYTORIN and ZETIA are well positioned in this market, but these products compete against other and well established cholesterol management products marketed by companies with financial resources much greater than that of the Company. The financial commitment to compete in this market is shared with Merck and profits from the sales of VYTORIN and ZETIA are also shared with Merck.
      Management cannot provide assurance that profits in the near-term will be sufficient for the Company to maintain its core marketing and research strategies. If a sufficient level of profit and cash flow cannot be achieved, the Company would need to evaluate strategic alternatives. With regard to an examination of strategic alternatives, the contracts with Merck for VYTORIN and ZETIA and the contract with Centocor, Inc. for REMICADE (exhibits 10 (r) and 10 (u), respectively, to the Company’s 2003 Form 10-K) contain provisions related to a change of control, as defined in those contracts. These provisions could result in the aforementioned products being acquired by Merck or reverting back to Centocor, Inc.

Regulatory Environment in which the Company Operates:
      Government regulatory agencies throughout the world regulate the Company’s discovery, development, manufacturing and marketing efforts. The FDA is a central regulator of the Company’s business. Since 2001, the Company has been working with the FDA to resolve issues involving the Company’s compliance with current Good Manufacturing Practices (cGMP) at certain of its manufacturing sites in New Jersey and Puerto Rico. In 2002, the Company reached a formal agreement with the FDA to enter into a consent decree. Under the terms of the consent decree, the Company made payments totaling $500 million and agreed to revalidate the manufacturing processes at these sites. These manufacturing sites have remained open throughout this period; however, the consent decree has placed significant additional controls on production and release of products from these sites, including review and third-party certification of production activities. The third-party certifications and other cGMP improvement projects have resulted in higher costs as well as reduced output at these facilities. In addition, the Company has found it necessary to discontinue certain profitable older products. The Company’s research and development operations have also been negatively impacted by the decree because these operations share common facilities with the manufacturing operations.

      In the U.S., the pricing of the Company’s pharmaceutical products are subject to competitive pressure as managed care organizations seek price discounts. Also in the U.S., the Company is required to provide statutorily defined rebates to various government agencies in order to participate in Medicaid, the veterans’ health care program and other government-funded programs. In most international markets, the Company operates in an environment of government-mandated cost-containment programs.
      Recently, clinical trials and post-marketing surveillance of certain marketed drugs within the industry have raised safety concerns that have led to recalls, withdrawals or adverse labeling of marketed products. In addition, these situations have raised concerns among some prescribers and patients relating to the safety and efficacy of pharmaceutical products in general. The Company continues to maintain a robust process for monitoring adverse events related to its products around the world. Company personnel have regular, open dialogue with the FDA and other regulators and review product labels and other materials on a regular basis and as new information becomes known.
      On July 30, 2004, Schering-Plough Corporation, the U.S. Department of Justice and the U.S. Attorney’s Office for the Eastern District of Pennsylvania announced a settlement related to certain of the Company’s sales and marketing practices that had been under investigation. Under the terms of the settlement, a subsidiary of Schering-Plough Corporation pled guilty to a single federal criminal charge concerning a payment to a managed care customer. In addition, under the settlement, Schering-Plough Corporation also entered into a five-year corporate integrity agreement (CIA). Failure to comply with the CIA can result in financial penalties. The settlement will not affect the ability of Schering-Plough Corporation to participate in federal healthcare programs.
DISCUSSION OF OPERATING RESULTS
     Net Sales:
      Consolidated net sales in 2004 totaled $8.3 billion, a decrease of $62 million or 1 percent compared with 2003. Consolidated net sales reflected primarily volume declines offset by a favorable foreign exchange rate impact of 4 percent.
      Consolidated 2003 net sales of $8.3 billion decreased $1.8 billion or 18 percent versus 2002, reflecting primarily volume declines offset by a favorable foreign exchange rate impact of 5 percent.

      Net sales for the years ended December 31, 2004, 2003 and 2002 were as follows:

				% Increase (Decrease)

	2004	2003	2002	2004/2003	2003/2002

	(Dollars in millions)
Prescription Pharmaceuticals	$6,417	$6,611	$8,745	(3)%	(24)%
Remicade	746	540	337	38	60
Clarinex/ Aerius	692	694	598	0	16
Nasonex	594	500	523	19	(4)
PEG-Intron	563	802	1,015	(30)	(21)
Temodar	459	324	278	42	16
Integrilin	325	306	304	6	1
Claritin Rx(a)	321	328	1,802	(2)	(82)
Intron A	318	409	533	(22)	(23)
Rebetol	287	639	1,222	(55)	(48)
Subutex	185	144	103	29	40
Elocon	168	154	165	9	(7)
Caelyx	150	111	71	35	55
Other Pharmaceutical	1,609	1,660	1,794	(3)	(7)
Consumer Health Care	1,085	1,026	758	6	35
OTC(b)	578	588	275	(2)	N/M
Foot Care	331	292	290	13	1
Sun Care	176	146	193	20	(24)
Animal Health	770	697	677	10	3

Consolidated net sales	$8,272	$8,334	$10,180	(1)%	(18)%

Certain prior year amounts have been reclassified to conform to current year presentation.
N/ M — Not a meaningful percentage.

(a)	Amounts shown for 2004 and 2003 include international sales of CLARITIN Rx only.

(b)	Includes OTC CLARITIN of $419, $432 and $105 in 2004, 2003 and 2002, respectively.
      International net sales of REMICADE, for the treatment of rheumatoid arthritis, psoriatic arthritis, Crohn’s disease and ankylosing spondylitis, were up $206 million or 38 percent in 2004 to $746 million due to greater medical use and expanded indications in European markets. Sales of REMICADE in 2003 were $540 million, up $203 million or 60 percent compared with 2002, primarily in Europe, due to increased patient utilization.
      Global net sales of CLARINEX (marketed as AERIUS in many countries outside the U.S.) for the treatment of seasonal outdoor allergies and year-round indoor allergies were $692 million for 2004, essentially flat versus 2003. Sales outside the U.S. increased 39 percent to $272 million in 2004 due to market share gains and continued conversion from prescription CLARITIN. U.S. sales decreased 16 percent to $420 million in 2004 due to the continued contraction in the U.S. prescription antihistamine market following the launch of OTC CLARITIN and other branded and non-branded nonsedating antihistamines coupled with market share declines. Global net sales of CLARINEX were $694 million in 2003, an increase of 16 percent compared to $598 million in 2002, reflecting the continued conversion of patients from prescription CLARITIN, coupled with the launch of CLARINEX in several international markets.
      Global net sales of NASONEX Nasal Spray, a once-daily corticosteroid nasal spray for allergies, rose 19 percent to $594 million in 2004 primarily due to international sales growth and favorable prior year trade inventory comparisons in the U.S., tempered by a decline in U.S. market share. 2003 sales of NASONEX decreased 4 percent versus 2002 to $500 million due to changes in U.S. trade inventory levels and market share declines in the U.S.

      Global net sales of PEG-INTRON Powder for Injection, a pegylated interferon product for treating hepatitis C, decreased 30 percent to $563 million compared with 2003 due to ongoing market competition in a contracting market. Market share of PEG-INTRON has been declining, reflecting the entrance of a competitor’s new products in the hepatitis C market in 2003. Sales of PEG-INTRON decreased $213 million or 21 percent to $802 million in 2003 compared to 2002, due primarily to loss of market share.
      Global net sales of INTRON A Injection, for chronic hepatitis B and C and other antiviral and anticancer indications, decreased 22 percent in 2004 to $318 million due primarily to lower demand. Sales of INTRON A were $409 million in 2003, a decline of 23 percent from 2002 due primarily to loss of market share.
      Global net sales of REBETOL Capsules, for use in combination with INTRON A or PEG-INTRON for treating hepatitis C, decreased 55 percent to $287 million due to the launch of generic versions of REBETOL in the U.S. in April 2004 and increased price competition outside the U.S. Sales of REBETOL were $639 million in 2003, a decline of 48 percent from $1.2 billion in 2002, due primarily to loss of market share resulting from new branded competition.
      Global net sales of TEMODAR Capsules, for treating certain types of brain tumors, increased $135 million or 42 percent to $459 million in 2004 due to increased market penetration. Sales of TEMODAR were $324 million in 2003, an increase of 16 percent compared to $278 million in 2002, due to increased market penetration.
      Global net sales of INTEGRILIN Injection, a glycoprotein platelet aggregation inhibitor for the treatment of patients with acute coronary syndrome, which is sold by Schering-Plough, primarily in the U.S., increased $19 million or 6 percent to $325 million in 2004 due to increased patient utilization. Sales of INTEGRILIN were $306 million and $304 million in 2003 and 2002, respectively.
      Millennium Pharmaceuticals, Inc. (“Millennium”) and the Company have a co-promotion agreement for INTEGRILIN. Millennium notified the Company that it intends to exercise its right under the agreement to assume responsibilities for consumer service, managed care contracting, government reporting and physical distribution of INTEGRILIN. As a result, based on the final assumption agreement, as early as the fourth quarter of 2005, the Company may be required to cease the recording of sales of INTEGRILIN and record its share of co-promotion profits as alliance revenue. Currently, the Company anticipates that this change in recording sales of INTEGRILIN would have no impact on earnings.
      International net sales of prescription CLARITIN decreased 2 percent from $328 million in 2003 to $321 million in 2004 due to continued conversion to CLARINEX. In 2002, global sales of prescription CLARITIN were $1.8 billion, reflecting over $1.4 billion of sales in the U.S. prior to its conversion to OTC status.
      International net sales of SUBUTEX Tablets, for the treatment of opiate addiction, increased 29 percent to $185 million due to increased market penetration. Sales of SUBUTEX were $144 million in 2003 and $103 million in 2002. SUBUTEX may be vulnerable to generic competition in the future.
      Global net sales of ELOCON cream, a medium-potency topical steroid, increased 9 percent to $168 million. Sales of ELOCON were $154 million in 2003 and $165 million in 2002. Generic competition is expected to affect sales of this product.
      International sales of CAELYX, for the treatment of ovarian cancer, metastatic breast cancer and Kaposi’s sarcoma, increased 35 percent to $150 million reflecting further adoption of the metastatic breast cancer indication in patients who are at increased cardiac risk. Sales of CAELYX in 2003 increased 55 percent versus 2002 to $111 million, due to increased patient utilization coupled with the launch of the metastatic breast cancer indication.
      Other pharmaceutical net sales include a large number of lower sales volume prescription pharmaceutical products. Several of these products are sold in limited markets outside the U.S., and many are multiple source products no longer protected by patents. The products include treatments for respiratory, cardiovascular, dermatological, infectious, oncological and other diseases.

      Global net sales of consumer health care products, which include OTC, foot care and sun care products, increased $59 million or 6 percent in 2004 to $1.1 billion. Net sales of foot care products increased $39 million or 13 percent in 2004 due primarily to the strong performance of DR. SCHOLL’S FREEZE AWAY, a new wart remover product. Net sales of sun care products increased $30 million or 20 percent in 2004, primarily due to the timing of orders and shipments. Sales of OTC CLARITIN were $419 million in 2004, a decrease of $13 million or 3 percent from 2003, due to competition from branded and private label loratadine. Net sales of consumer health care products in 2003 increased $268 million or 35 percent compared to 2002, due primarily to increased sales of OTC CLARITIN following its launch in December 2002.
      Global net sales of animal health products increased 10 percent in 2004 to $770 million. Sales were favorably impacted by foreign exchange of 6 percent. Global net sales of animal health products increased 3 percent in 2003, which were favorably impacted by foreign exchange of 7 percent.

Costs, Expenses and Equity Income
      A summary of costs, expenses and equity income for the years ended December 31, 2004, 2003 and 2002 follows:

				% Increase (Decrease)

	2004	2003	2002	2004/2003	2003/2002

	(Dollars in millions)
Cost of sales	$3,070	$2,833	$2,505	8%	13%
% of net sales	37.1%	34.0%	24.6%
Selling, general and administrative	$3,811	$3,474	$3,681	10%	(6%)
% of net sales	46.1%	41.7%	36.2%
Research and development	$1,607	$1,469	$1,425	9%	3%
% of net sales	19.4%	17.6%	14.0%
Other expense (income), net	$146	$59	$(144)	N/M	N/M
% of net sales	1.8%	0.7%	(1.4%)
Special charges	$153	$599	$150	N/M	N/M
% of net sales	1.8%	7.2%	1.5%
Equity income from cholesterol joint venture	$(347)	$(54)	$—	N/M	N/M

N/ M — Not a meaningful percentage.
Certain prior year amounts have been reclassified to conform to current year presentation.
      Cost of sales as a percentage of net sales in 2004 increased over 2003, primarily due to lower production volumes coupled with increased spending related to the FDA consent decree, other manufacturing compliance spending, and efforts to upgrade the Company’s global infrastructure. The absence of European LOSEC revenues and a change in product sales mix, including sales of Bayer licensed products, contributed to the unfavorable comparison as well. The Company’s base pharmaceutical business is competing in many declining or volatile markets. Sales and the cost of sales of base business products have a direct impact on gross margin. Cost of sales as a percentage of net sales in 2003 increased over 2002 due to a change in product sales mix resulting from the loss of U.S. sales of prescription CLARITIN, as well as lower production volumes and increased spending for the Company’s cGMP compliance efforts.
      Substantially all the sales of cholesterol products are not included in the Company’s net sales. The results of the operations of the joint venture are reflected in equity income and have no impact on the Company’s gross and other operating margins.
      Selling, general and administrative expenses (SG&A) increased 10 percent to $3.8 billion in 2004 versus $3.5 billion in 2003 primarily due to the expansion of the sales field force, higher employee related costs and the unfavorable impact of foreign exchange, partially offset by lower promotional spending. The ratio of SG&A to net sales of 46.1 percent in 2004 was higher than the ratio of 41.7 percent in 2003. SG&A expenses decreased 6 percent to $3.5 billion in 2003 from $3.7 billion in 2002 due to lower pharmaceutical business marketing spending and lower employee related costs. The ratio of SG&A to net sales of 41.7 percent in 2003 was higher than the ratio of 36.2 percent in 2002, primarily due to lower overall sales reported in 2003.
      Research and development (R&D) spending increased 9 percent to $1.6 billion, representing 19.4 percent of net sales in 2004, and includes an $80 million charge in conjunction with the license from Toyama Chemical Company Ltd. (Toyama) for garenoxacin, a quinolone antibiotic currently in development. Generally, changes in R&D spending reflect the timing of the Company’s funding of both internal research efforts and research collaborations with various partners to discover and develop a steady flow of innovative products.
      In 2004 and 2003, the increase in Other expense (income), net, is primarily the result of higher net interest expense. Other expense (income), net in 2002 included $80 million of income related to the sale of the Company’s U.S. marketing rights for SUBOXONE and SUBUTEX sublingual tablets for the treatment of opioid dependence.

Special Charges:
      The components of Special Charges are as follows:

	2004	2003	2002

	(Dollars in millions)
Litigation charges	$—	$350	$150
Employee termination costs	119	179	—
Asset impairment and related charges	34	70	—

	$153	$599	$150

Litigation Charges
      In 2003 and 2002, litigation reserves were increased by $350 million and $150 million, respectively, primarily as a result of the investigations into the Company’s sales and marketing practices.

Employee Termination Costs
      In August 2003, the Company announced a global workforce reduction initiative. The first phase of this initiative was a Voluntary Early Retirement Program (VERP) in the U.S. Under this program, eligible employees in the U.S. had until December 15, 2003 to elect early retirement and receive an enhanced retirement benefit. Approximately 900 employees elected to retire under the program, of which approximately 850 employees retired through year-end 2004 and approximately 50 employees have staggered retirement dates in 2005. The total cost of this program is approximately $191 million, comprised of increased pension costs of $108 million, increased post-retirement health care costs of $57 million, vacation payments of $4 million and costs related to accelerated vesting of stock grants of $22 million. For employees with staggered retirement dates in 2005, these amounts will be recognized as a charge over the employees’ remaining service periods. Amounts recognized in 2004 and 2003 for this program were $20 million and $164 million, respectively. The amount expected to be recognized in 2005 is $7 million.
      Termination costs not associated with the VERP totaled $99 million and $15 million in 2004 and 2003, respectively.

Asset Impairment and Related Charges
      The Company recorded asset impairment and related charges of $34 million and $70 million in 2004 and 2003, respectively. The charge in 2004 relates primarily to the shutdown of a small European research-and-development facility.

      The asset impairment and related charges in 2003 were related to the closure of a manufacturing facility in the United Kingdom, the write-down of production equipment related to products that are no longer produced at a manufacturing site operating under the FDA consent decree, the write-down of a drug license and a sun care trade name for which expected cash flows did not support the carrying value.

Summary of Selected Special Charges
      The following summarizes the activity in the accounts related to employee termination costs and asset impairment and related charges:

	Employee	Asset Impairment
	Termination	and Related
	Costs	Charges

	(Dollars in millions)
Special charges incurred during 2003	$179	$70
Impairment write-downs	—	(70)
Credit to retirement benefit plan liability	(144)	—
Disbursements	(6)	—

Special charges liability balance at December 31, 2003	$29	$—

Special charges incurred during 2004	$119	$34
Impairment write-downs	—	(27)
Credit to retirement benefit plan liability	(20)	—
Disbursements	(110)	(7)

Special charges liability balance December 31, 2004	$18	$—

     Equity Income from Cholesterol Joint Venture
      Global cholesterol franchise sales, which include sales made by the Company and the cholesterol joint venture with Merck of VYTORIN and ZETIA, totaled $1.2 billion and $471 million in 2004 and 2003, respectively. VYTORIN has been approved in 25 countries and has been launched in several countries, including the U.S. in July 2004. ZETIA has been approved in 72 countries and was launched in the U.S. and over 40 international markets since November 2002.
      The Company utilizes the equity method of accounting for the joint venture. Sharing of net income is based upon percentages that vary by product, sales level and country. Schering-Plough’s allocation of joint venture income is increased by milestones earned. The partners bear the costs of their own general sales forces and commercial overhead in marketing joint venture products around the world. In the U.S., Canada and Puerto Rico, the joint venture reimburses each partner for a pre-defined amount of physician details that are set on an annual basis. Schering-Plough reports the receipt of this reimbursement as part of equity income as under U.S. GAAP this amount does not represent a reimbursement of specific, incremental, identifiable costs for the Company’s detailing of the cholesterol products in these markets. In addition, this reimbursement amount per physician detail is not reflective of Schering-Plough’s joint venture sales force effort as Schering-Plough’s sales force-related infrastructure costs per physician detail are generally estimated to be higher.
      Costs of the joint venture that the partners contractually share are a portion of manufacturing costs, specifically identified promotion costs (including direct-to consumer advertising and direct and identifiable out-of-pocket promotion) and other agreed-upon costs for specific services such as market support, market research, market expansion, a specialty sales force and physician education programs.
      Certain specified research and development expenses are generally shared equally by the partners.
      Equity income from cholesterol joint venture, as defined, totaled $347 million and $54 million in 2004 and 2003, respectively.

      During 2004 and 2003, the Company recognized milestones from Merck of $7 million and $20 million, respectively, relating to the approval of ezetimibe/simvastatin in Mexico in 2004 and certain European approvals of ZETIA in 2003. These amounts are included in equity income.
      Under certain other conditions, as specified in the Merck agreements, Merck could pay additional milestones to the Company totaling $125 million.
      It should be noted that the Company incurs substantial costs such as selling costs that are not reflected in Equity income from cholesterol joint venture and are borne entirely by the Company. Prior to 2003, the venture was in the research and development phase and the Company’s share of research and development expense in 2002 was $69 million and was reported in Research and Development in the Statements of Consolidated Operations. In 2003 and 2004 Research and development costs related to the joint venture are included in equity income.

Provision for Income Taxes
      Tax expense was $779 million, $46 million and $589 million in 2004, 2003 and 2002, respectively.
      The tax provision in 2004 includes a charge of approximately $417 million (tax charge of $494 million less $77 million in foreign tax credits) related to the intended repatriation of previously unremitted foreign earnings under the American Jobs Creation Act of 2004 (the Act), $174 million in foreign and state taxes and a valuation allowance of approximately $240 million provided against certain deferred tax assets resulting from changes in Company tax planning strategies triggered by the opportunity to take full advantage of the Act. See discussion of the overall impacts of the Act on the Company below. The 2004 tax provision also includes a U.S. Net Operating Loss (U.S. NOL) carryback benefit of approximately $52 million.

Net (loss)/ income:
      Net loss was $947 million in 2004 versus a loss of $92 million in 2003 and net income of $2.0 billion in 2002.
      Net loss in 2004 includes tax expense of $779 million primarily for the intended repatriation of unremitted foreign earnings and a valuation reserve for net deferred tax assets in the U.S. The net loss in 2004 also reflects higher Selling, general and administrative expenses associated with the build-up of the U.S. sales force for the VYTORIN launch and the addition of sales representatives as a result of the Bayer licensing agreement as well as pre-tax special charges of $153 million, as described above. The 2004 results also include a pre-tax research and development charge of $80 million for the license of garenoxacin from Toyama Chemical Company Ltd.
      Net loss in 2003 includes special charges of $599 million, as described above.
      Net income in 2002 includes special charges of $150 million to increase litigation reserves.

Net loss available to common shareholders:
      The 2004 net loss available to common shareholders includes the deduction of preferred stock dividends of $34 million related to the issuance of the mandatory convertible preferred stock in August 2004.

Impact of the American Jobs Creation Act
      The American Jobs Creation Act of 2004 (the Act) was enacted into law in October 2004. One provision of the Act effectively reduces the tax rate on qualifying repatriation of funds held by foreign-based subsidiaries to 5.25 percent. Normally such repatriations would be taxed at a rate of up to 35 percent.
      To qualify for the reduced tax rate the funds must be repatriated during a one-year period and fund qualifying expenditures in the U.S. The amount of funds that can be repatriated at the reduced tax rate is limited to the amount of unremitted foreign earnings reported in the Company’s 2002 Annual Report.

      During 2005, the Company intends to repatriate approximately $9.4 billion under the Act, which is the maximum amount of funds qualifying for the reduced tax rate. This repatriation of funds will trigger a U.S. income tax payment in 2005 of approximately $417 million, net of available tax credits. For financial reporting purposes, this tax payment has been recognized as an expense in 2004.
      Repatriating funds under the Act will benefit the Company in the following ways:

•	As discussed in more detail in the Liquidity and Financial Resources section, the Company’s U.S. operations incur significant negative cash flow. It is expected that the repatriations to be made during 2005 under the Act will provide the Company with greater financial stability and the ability to fund the U.S. cash needs for the intermediate term.

•	As disclosed in prior 10-K and 10-Q filings, the Company had intended to fund future U.S. cash flow deficits by repatriating funds in amounts up to its U.S. NOL’s. This strategy would have minimized taxes on such repatriations of funds, but would have also utilized some or all of the U.S. NOL’s and the potential benefit of being able to carry forward these U.S. NOL’s to reduce U.S. taxable income in the future. Under the Act, qualifying repatriations do not reduce U.S. tax losses. As a result of the Act, the Company will have both the cash necessary to fund its U.S. cash needs as well as maintaining the potential benefit of being able to carry forward U.S. NOL’s to reduce U.S. taxable income in the future. This potential future benefit could be significant and is dependent on the Company achieving profitability in the U.S.
      Under U.S. GAAP companies must review and provide a valuation allowance against deferred tax assets that may not have future benefit. The Company has generally established a valuation reserve against net deferred tax assets in the fourth quarter of 2004 due to changes in tax planning strategies triggered by the opportunity to take full advantage of the Act.
      At December 31, 2004 the Company has approximately $1 billion of U.S. NOL’s for tax purposes available to offset future U.S. taxable income through 2024. The Company has in general recorded a valuation allowance on net deferred tax assets in the U.S. The Company expects additional U.S. NOL’s to be generated in 2005. If Congress does not legislate certain technical corrections related to the Act in 2005, the Company’s U.S. NOL’s could be reduced by approximately $675 million.
      As stated above the Company intends to repatriate approximately $9.4 billion during 2005. At December 31, 2004, the Company’s foreign-based subsidiaries held cash and short-term investments totaling approximately $5.8 billion. This amount excludes $1.9 billion in cash that the foreign-based subsidiaries will receive from a counterparty upon termination of an interest rate swap arrangement that the Company will terminate in 2005. Additionally, the foreign-based subsidiaries are expected to generate substantial cash flow during 2005 which will be available to fund the planned repatriation.
LIQUIDITY AND FINANCIAL RESOURCES

Discussion of Cash Flow
      In 2004, operating activities used $154 million of cash. This amount includes the receipt of $404 million for a U.S. tax refund related to the carryback of 2003 U.S. NOL’s and the payment of $473 million to the U.S. government for a tax deficiency relating to certain transactions entered into in 1991 and 1992, and the payment of $294 million under the settlement agreement with the U.S. Attorney’s Office for the Eastern District of Pennsylvania.
      In 2003, operating activities provided approximately $601 million of cash. This amount includes the cash flow benefit from the reduction in accounts receivable following the end of sales of CLARITIN as a prescription product in the U.S. This amount also includes a $250 million payment relating to the FDA consent decree.
      In both 2004 and 2003, operating activities on a worldwide basis generated insufficient cash to fund capital expenditures and dividends. This cash flow deficit is particularly pronounced when disaggregated on a geographic basis. Foreign operations generate cash in excess of local cash needs. However, U.S. operations have cash needs well in excess of cash generated in the U.S. The U.S. operations must fund dividend payments, the vast majority of research and development costs and U.S. capital expenditures. In years prior to 2003, overall U.S. cash needs were funded primarily through operations. Following the loss of marketing exclusivity of CLARITIN in December 2002, U.S. profits and cash generation declined materially.
      Cash requirements during 2004 in the U.S. including operating cash needs, capital expenditures, litigation and tax charges, and dividends on common and preferred shares approximated $2.2 billion. The Company borrowed funds and issued equity securities during 2004 as discussed below to finance U.S. operations, and continued to accumulate cash in its foreign-based subsidiaries.
      In 2005, management expects that dividends and capital expenditures on a worldwide basis will again exceed cash generated from operating activities and that U.S. operations will continue to generate negative cash flow. Payments regarding litigation and investigations could increase cash needs. Management expects to fund the overall 2005 U.S. cash flow deficit by using cash and investments currently held by its foreign subsidiaries. The American Jobs Creation Act of 2004, discussed above, will provide the Company with greater financial stability and the ability to fund U.S. cash needs for the intermediate term. Total cash, cash equivalents and short-term investments less total debt was approximately $1.9 billion at December 31, 2004. The Company anticipates this amount to decline in 2005, but remain positive.
      In August 2004 the Company issued 6% mandatory convertible preferred stock (see Note 10 “Shareholders Equity” to the Consolidated Financial Statements) and received net proceeds of $1.4 billion after deducting commissions, discounts and other underwriting expenses. The proceeds were used to reduce short-term commercial paper borrowings, to pay settlement amounts and litigation costs, and fund operating expenses, shareholder dividends and capital expenditures. The preferred stock was issued under the Company’s $2.0 billion shelf registration. As of December 31, 2004, $563 million remains registered and unissued under the shelf registration.

Borrowings and Credit Facilities
      On November 26, 2003, the Company issued $1.25 billion aggregate principal amount of 5.3% senior unsecured notes due 2013 and $1.15 billion aggregate principal amount of 6.5% senior unsecured notes due 2033. Proceeds from this offering of $2.4 billion were used for general corporate purposes, including repaying commercial paper outstanding in the U.S. Upon issuance, the notes were rated A3 by Moody’s Investors Service (Moody’s) and A+ (on Credit Watch with negative implications) by Standard & Poor’s (S&P). The interest rates payable on the notes are subject to adjustment. If the rating assigned to the notes by either Moody’s or S&P is downgraded below A3 or A-, respectively, the interest rate payable on that series of notes would increase. See Note 8 “Short-Term Borrowings, Long-Term Debt and Other Commitments” to the Consolidated Financial Statements for additional information.
      On July 14, 2004, Moody’s lowered its rating on the notes to Baa1. Accordingly, the interest payable on each note increased 25 basis points effective December  1, 2004. Therefore, on December 1, 2004, the interest rate payable on the notes due 2013 increased from 5.3% to 5.55%, and the interest rate payable on the notes due 2033 increased from 6.5% to 6.75%. This adjustment to the interest rate payable on the notes will increase the Company’s interest expense by approximately $6 million annually.
      The Company has two revolving credit facilities totaling $1.5 billion. Both facilities are from a syndicate of major financial institutions. The most recently negotiated facility (May 2004) is a $1.25 billion, five-year credit facility. This facility matures in May 2009 and requires the Company to maintain a total debt to total capital ratio of no more than 60 percent. The second credit facility provides a $250 million line of credit through its maturity date in May 2006 and requires the Company to maintain a total debt to total capital ratio of no more than 60 percent any time the Company is rated at or below Baa3 by Moody’s and BBB- by S&P. These facilities are available for general corporate purposes and are considered as support for the Company’s commercial paper borrowings. These facilities do not require compensating balances; however, a nominal commitment fee is paid. At December 31, 2004, no funds were drawn under either of these facilities.

      At December 31, 2004, short-term borrowings totaled $1.6 billion. Approximately 93 percent of this was outstanding commercial paper. The commercial paper ratings discussed below have not significantly affected the Company’s ability to issue or rollover its outstanding commercial paper borrowings at this time. However, the Company believes the ability of commercial paper issuers, such as the Company, with one or more short-term credit ratings of P-2 from Moody’s, A-2 from S&P and/or F2 from Fitch Ratings (Fitch) to issue or rollover outstanding commercial paper can, at times, be less than that of companies with higher short-term credit ratings. In addition, the total amount of commercial paper capacity available to such issuers is typically less than that of higher-rated companies. The Company maintains sizable lines of credit with commercial banks, as well as cash and short-term investments held by foreign-based subsidiaries, to serve as alternative sources of liquidity and to support its commercial paper program.

Credit Ratings
      On February 18, 2004, S&P downgraded the Company’s senior unsecured debt ratings to A- from A. At the same time, S&P also lowered the Company’s short-term corporate credit and commercial paper rating to A-2 from A-1. The Company’s S&P rating outlook remains negative.
      On May 11, 2004, the shelf registration, as amended, that allowed the Company to issue up to $2 billion in various debt and equity securities was declared effective by the SEC. On March 3, 2004, S&P assigned the shelf registration a preliminary rating of A- for senior unsecured debt and a preliminary subordinated debt rating of BBB+. As of September 30, 2004, $563 million remains registered and unissued under the shelf registration.
      On April 29, 2004, Moody’s placed the Company’s senior unsecured credit rating of A3 on its Watchlist for possible downgrade based upon concerns related to market share declines, litigation risks and a high degree of reliance on the success of VYTORIN. On July 14, 2004, Moody’s lowered the Company’s senior unsecured credit rating from A3 to Baa1, lowered the Company’s senior unsecured shelf registration rating from (P)A3 to (P)Baa1, lowered the Company’s subordinated shelf registration rating from (P)Baa1 to (P)Baa2, lowered the Company’s cumulative and non-cumulative preferred stock shelf registration rating from (P)Baa2 to (P)Baa3, confirmed the Company’s P-2 commercial paper rating and removed the Company from the Watchlist. Moody’s rating outlook for the Company is negative. See the Borrowings and Credit Facilities section above for a discussion of the impact of Moody’s rating downgrade on the interest rates payable on the Company’s long-term debt.
      On November 20, 2003, Fitch downgraded the Company’s senior unsecured and bank loan ratings to A- from A+, and its commercial paper rating to F-2 from F-1. The Company’s rating outlook remained negative. In announcing the downgrade, Fitch noted that the sales decline in the Company’s leading product franchise, at that time the INTRON franchise, was greater than anticipated, and that it was concerned that total Company growth is reliant on the performance of two key growth drivers, ZETIA and REMICADE, in the near term. On August 4, 2004, Fitch affirmed the Company’s A-senior unsecured rating and bank loan rating and the F-2 commercial paper rating, and reiterated the negative outlook.
      The Company’s credit rating could decline further. The impact of such decline could reduce the availability of commercial paper borrowing and would increase the interest rate on the Company’s long-term debt. As discussed above, the Company believes that the repatriation of funds under the American Jobs Creation Act of 2004 will allow the Company to fund its U.S. cash needs for the intermediate term.

Financial Arrangements Containing Credit Rating Downgrade Triggers
      The Company has an interest rate swap arrangement in effect with a counterparty bank that is subject to credit rating triggers. The arrangement utilizes two long-term interest rate swap contracts, one between a foreign-based subsidiary of the Company and a bank and the other between a U.S. subsidiary of the Company and the same bank. The two contracts have equal and offsetting terms and are covered by a master netting arrangement. The contract involving the foreign-based subsidiary permits the subsidiary to prepay a portion of its future obligation to the bank, and the contract involving the U.S. subsidiary permits the bank to prepay a portion of its future obligation to the U.S. subsidiary. Interest is paid on the prepaid balances by both parties at market rates. Prepayments totaling $1.9 billion have been made under both contracts as of December 31, 2004.
      The arrangement originally provided that in the event the Company failed to maintain the required minimum credit ratings, the counterparty may terminate the transaction by designating an early termination date not earlier than 36-months following the date of such notice to terminate. Both S&P’s and Moody’s current credit ratings are below the specified minimum. As of the date of this 10-K, the counterparty has not given the Company notice to terminate.
      On December 1, 2004, the Company and the counterparty mutually agreed to amend the swap contracts. The Company and the counterparty have agreed to a phased termination of the arrangement, including repayment of all prepaid amounts based on an agreed schedule. The scheduled terminations and associated repayment of the prepaid amounts will begin no later than March 30, 2005, and will end no later than January 15, 2009.
      In addition, under the amended agreement, the 36-month grace period that previously applied in the event the counterparty gives notice of termination as a result of the Company’s failure to maintain the required minimum credit ratings has been extended to January 15, 2009. In the event that the counterparty gives the Company a termination notice under this provision, all scheduled terminations and associated payments will continue according to the agreed repayment schedule during the time between delivery of the termination notice and January 15, 2009.
      The provisions in the original arrangement, which also allowed the counterparty to give a 12-month notice to terminate the transaction if, on the 10th anniversary of the transaction (November 17, 2007), the Company’s credit ratings were not at least A2 by Moody’s and A by S&P, have been eliminated. In their place, the Company has accepted a new credit trigger which provides that the counterparty may terminate the transaction should the Company fail to maintain a long-term, U.S. dollar denominated, senior unsecured indebtedness rating of at least BBB by S&P or Baa2 by Moody’s. Termination under this provision would be on the later of November 16, 2007, or 60 days from the date the Company receives such notice to terminate. Should the Company fail to meet the minimum credit requirement resulting in an early termination under this provision, all scheduled swap terminations and associated payments will continue through the termination date.
      The Company may, at its option, accelerate the scheduled terminations and associated payments for a nominal fee. On February 28, 2005, the Company’s foreign-based subsidiary and U.S. subsidiary each gave notice to the counterparty to terminate the arrangement. Accordingly, all prepaid amounts will be repaid by the respective obligor. The Company will repay its U.S. obligation with funds repatriated under the American Jobs Creation Act of 2004 (see above section entitled “Impact of the American Jobs Creation Act”).

Contractual Obligations
      Payments due by period under the Company’s known contractual obligations at December 31, 2004, are as follows:

	Payments Due By Period

		Less			More
		than			than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

	(Dollars in millions)
Long-term debt obligations(1)	$2,392	$—	$—	$—	$2,392
Operating lease obligations	317	80	115	81	41
Purchase obligations:
Advertising contracts	153	146	7	—	—
Research contracts(2)	134	129	5	—	—
Capital expenditure commitments	154	151	3	—	—
Other purchase orders(3)	998	992	6	—	—
Other recorded long-term liabilities(4)	534	18	20	20	476

Total	$4,682	$1,516	$156	$101	$2,909

(1)	Long-term debt obligations include the $1,250 million aggregate principal amount of 5.55 percent senior, unsecured notes due 2013 and $1,150 million aggregate principal amount of 6.75 percent senior, unsecured notes due 2033. See Note 8 “Short-Term Borrowings, Long-Term Debt and Other Commitments” to the Consolidated Financial Statements for additional information.

(2)	Research contracts do not include any potential milestone payments to be made since such payments are contingent on the occurrence of certain events. The table also excludes those research contracts that are cancelable by the Company without penalty.

(3)	Other open purchase orders consist of both cancelable and noncancelable inventory and expense items.

(4)	This caption includes obligations, based on undiscounted amounts, for estimated payments under certain of the Company’s pension plans that do not hold qualified assets and estimated payments under the Company’s deferred compensation plans.

Environmental Matters
      The Company has responsibilities for environmental cleanup under various state, local and federal laws, including the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund. Environmental expenditures have not had and, based on information currently available, are not anticipated to have a material impact on the Company. See Note 16 “Legal, Environmental and Regulatory Matters” to the Consolidated Financial Statements for additional information.

Additional Factors Influencing Operations
      In the U.S., many of the Company’s pharmaceutical products are subject to increasingly competitive pricing as managed care groups, institutions, government agencies and other groups seek price discounts. In most international markets, the Company operates in an environment of government-mandated cost-containment programs. In the U.S. market, the Company and other pharmaceutical manufacturers are required to provide statutorily defined rebates to various government agencies in order to participate in Medicaid, the veterans’ health care program and other government-funded programs. Several governments have placed restrictions on physician prescription levels and patient reimbursements, emphasized greater use of generic drugs and enacted across-the-board price cuts as methods to control costs.
      Since the Company is unable to predict the final form and timing of any future domestic or international governmental or other health care initiatives, including the passage of laws permitting the importation of pharmaceuticals into the U.S., their effect on operations and cash flows cannot be reasonably estimated.

Similarly, the effect on operations and cash flows of decisions of government entities, managed care groups and other groups concerning formularies and pharmaceutical reimbursement policies cannot be reasonably estimated.
      The Company cannot predict what net effect the Medicare prescription drug benefit will have on markets and sales. The new Medicare Drug Benefit (Medicare Part D), which will take effect January 1, 2006, will offer voluntary prescription drug coverage, subsidized by Medicare, to over 40 million Medicare beneficiaries through competing private prescription drug plans (PDPs) and Medicare Advantage (MA) plans. Many of the Company’s leading drugs are already covered under Medicare Part B (e.g., TEMODAR, INTEGRILIN and INTRON A). Medicare Part B provides payment for physician services which can include prescription drugs administered incident to a physician’s services. Beginning in 2005 the Medicare Part B drugs will be reimbursed in a manner that may limit Schering-Plough’s ability to offer larger price concessions or make large price increases on these drugs. Other Schering-Plough drugs have a relatively small portion of their sales to the Medicare population (e.g., CLARINEX, the hepatitis C franchise). The Company could experience expanded utilization of VYTORIN and ZETIA and new drugs in the Company’s R&D pipeline. Of greater consequence for the Company may be the legislation’s impact on pricing, rebates and discounts.
      A significant portion of net sales is made to major pharmaceutical and health care products distributors and major retail chains in the U.S. Consequently, net sales and quarterly growth comparisons may be affected by fluctuations in the buying patterns of major distributors, retail chains and other trade buyers. These fluctuations may result from seasonality, pricing, wholesaler buying decisions or other factors.
      The market for pharmaceutical products is competitive. The Company’s operations may be affected by technological advances of competitors, industry consolidation, patents granted to competitors, new products of competitors, new information from clinical trials of marketed products or post-marketing surveillance and generic competition as the Company’s products mature. In addition, patent positions are increasingly being challenged by competitors, and the outcome can be highly uncertain. An adverse result in a patent dispute can preclude commercialization of products or negatively affect sales of existing products. The effect on operations of competitive factors and patent disputes cannot be predicted.
      The Company launched OTC CLARITIN in the U.S. in December 2002. Also in December 2002, a competing OTC loratadine product was launched in the U.S. and private-label competition was introduced.
      The Company continues to market CLARINEX (desloratadine) 5 mg Tablets for the treatment of allergic rhinitis, which combines the indication of seasonal allergic rhinitis with the indication of perennial allergic rhinitis, as well as the treatment of chronic idiopathic urticaria, or hives of unknown cause. The ability of the Company to capture and maintain market share for CLARINEX and OTC CLARITIN in the U.S. market will depend on a number of factors, including: additional entrants in the market for allergy treatments; clinical differentiation of CLARINEX from other allergy treatments and the perception of the extent of such differentiation in the marketplace; the pricing differentials among OTC CLARITIN, CLARINEX, other allergy treatments and generic OTC loratadine; the erosion rate of OTC CLARITIN and CLARINEX sales upon the entry of additional generic OTC loratadine products; and whether or not one or both of the other branded second-generation antihistamines are switched from prescription to OTC status. CLARINEX is experiencing intense competition in the prescription U.S. allergy market. The prescription allergy market has been shrinking since the OTC switch of CLARITIN in December 2002. Additionally, the Company is implementing new marketing efforts to address market share performance for CLARINEX.
      The switch of CLARITIN to OTC status and the introduction of competing OTC loratadine have resulted in a rapid, sharp and material decline in CLARITIN sales in the U.S. and the Company’s results of operations. U.S. sales of prescription CLARITIN products were $25 million or 0.3 percent of the Company’s consolidated global sales in 2003 and $1.4 billion or 14 percent in 2002. Sales of CLARINEX in the U.S. and abroad have also been materially adversely affected by the presence of generic OTC loratadine and OTC CLARITIN. In light of the factors described above, management believes that the Company’s December 2002 introduction of OTC CLARITIN, as well as the introduction of a competing OTC loratadine product in December 2002 and additional entrants of generic OTC loratadine products in the market, have had a rapid, sharp and material adverse effect on the Company’s results of operations in 2003 and 2004.

      PEG-INTRON and REBETOL combination therapy for hepatitis C has contributed substantially to sales in 2003 and 2002 and to a lesser extent in 2004. During the fourth quarter of 2002, a competing pegylated interferon-based combination product, including a brand of ribavirin, received regulatory approval in most major markets, including the U.S. The overall market share of the hepatitis C franchise has declined sharply, reflecting this new market competition. In addition, the overall market value has contracted. Management believes that the ability of PEG-INTRON and REBETOL combination therapy to maintain market share will continue to be adversely affected by competition in the hepatitis C marketplace.
      Generic forms of ribavirin entered the U.S. market in April 2004. In October 2004, another generic ribavirin was approved by the FDA. The generic forms of ribavirin compete with the Company’s REBETOL (ribavirin) Capsules in the U.S. Prior to the second half of 2004 the REBETOL patents were material to the Company’s business.
      As a result of the introduction of a competitor for pegylated interferon and the introduction of generic ribavirin, the value of an important Company product franchise has been severely diminished and earnings and cash flow have been materially and negatively impacted.
      In October 2002, Merck/ Schering-Plough Pharmaceuticals announced that the FDA approved ZETIA (ezetimibe) 10 mg for use either by itself or together with statins for the treatment of elevated cholesterol levels. In March 2003, the Company announced that ezetimibe (EZETROL, as marketed in Europe) had successfully completed the European Union (EU) mutual recognition procedure (MRP). With the completion of the MRP process, the 15 EU member states as well as Iceland and Norway can grant national marketing authorization with unified labeling for EZETROL. EZETROL has been launched in many international markets.
      The Merck/ Schering-Plough partnership also developed a once-daily tablet combining ezetimibe with simvastatin (Zocor), Merck’s cholesterol-modifying medicine. This product is marketed as VYTORIN in the U.S. and INEGY in many international markets. Ezetimibe/simvastatin has been approved for marketing in several countries, including Germany in April of 2004 and in Mexico in March of 2004. On July 23, 2004, Merck/ Schering-Plough Pharmaceuticals announced that the FDA had approved VYTORIN. INEGY completed the MRP in Europe on October 1, 2004.
      In September 2004, the Company announced that it entered into an agreement with Bayer intended to enhance the companies’ pharmaceutical resources. The agreement was entered into by the Company primarily for strategic purposes.
      Commencing in October 2004, in the U.S. and Puerto Rico, the Company began marketing, selling and distributing Bayer’s primary care products including AVELOX and CIPRO under an exclusive license agreement. The Company will pay Bayer royalties in excess of 50 percent on these products based on sales, which will have an unfavorable impact on the Company’s gross margin percentage.
      Also commencing in October 2004, the Company assumed Bayer’s responsibilities for U.S. commercialization activities related to the erectile dysfunction medicine LEVITRA under Bayer’s co-promotion agreement with GlaxoSmithKline PLC. The Company reports its share of LEVITRA results as alliance revenue.
      Additionally, under the terms of the agreement, Bayer supports the promotion of certain of the Company’s oncology products in the U.S. and key European markets for a defined period of time.
      In Japan, upon regulatory approval Bayer will co-market the Company’s cholesterol absorption inhibitor ZETIA. This arrangement does not include the rights to any future cholesterol combination product. ZETIA was filed with regulatory authorities in Japan during the fourth quarter of 2003.
      This agreement with Bayer potentially restricts the Company from marketing products in the U.S. that would compete with any of the products under the strategic alliance. As a result, the Company expects that it may need to sublicense rights to garenoxacin, the quinolone antibacterial agent that the Company licensed from Toyama. The Company is exploring its options with regard to garenoxacin and will continue to fulfill its commitments to Toyama under its arrangement, including taking the product through regulatory approval.

      Uncertainties inherent in government regulatory approval processes, including, among other things, delays in approval of new products, formulations or indications, may also affect the Company’s operations. The effect of regulatory approval processes on operations cannot be predicted.
      The Company is subject to the jurisdiction of various national, state and local regulatory agencies and is, therefore, subject to potential administrative actions. Of particular importance is the FDA in the U.S. It has jurisdiction over all the Company’s businesses and administers requirements covering the testing, safety, effectiveness, approval, manufacturing, labeling and marketing of the Company’s products. From time to time, agencies, including the FDA, may require the Company to address various manufacturing, advertising, labeling or other regulatory issues, such as those noted below relating to the Company’s current manufacturing issues. Failure to comply with governmental regulations can result in delays in the release of products, seizure or recall of products, suspension or revocation of the authority necessary for the production and sale of products, discontinuance of products, fines and other civil or criminal sanctions. Any such result could have a material adverse effect on the Company’s financial position and its results of operations. Additional information regarding government regulation that may affect future results is provided in Part I, Item I, Business, in this annual report on Form 10-K. Additional information about cautionary factors that may affect future results is provided under the caption Cautionary Factors That May Affect Future Results (Cautionary Statements Under the Private Securities Litigation Reform Act of 1995) in this Management’s Discussion and Analysis of Operations and Financial Condition.
      As included in Note 14 “Consent Decree,” to the Consolidated Financial Statements, on May 17, 2002, the Company announced that it had reached an agreement with the FDA for a consent decree to resolve issues involving the Company’s compliance with current Good Manufacturing Practices at certain manufacturing facilities in New Jersey and Puerto Rico. The U.S. District Court for the District of New Jersey approved and entered the consent decree on May  20, 2002.
      Under terms of the consent decree, the Company agreed to pay a total of $500 million to the U.S. government in two equal installments of $250 million; the first installment was paid in May 2002 and the second installment was paid in May 2003. As previously reported, the Company accrued a $500 million provision for this consent decree in the fourth quarter of 2001.
      The consent decree requires the Company to complete a number of actions. In the event certain actions agreed upon in the consent decree are not satisfactorily completed on time, the FDA may assess payments for each deadline missed. The consent decree required the Company to develop and submit for the FDA’s concurrence comprehensive cGMP Work Plans for the Company’s manufacturing facilities in New Jersey and Puerto Rico that are covered by the decree. The Company received FDA concurrence with its proposed cGMP Work Plans on May 14, 2003. The cGMP Work Plans contain a number of Significant Steps whose timely and satisfactory completion are subject to payments of $15,000 per business day for each deadline missed. These payments may not exceed $25 million for 2002, and $50 million for each of the years 2003, 2004 and 2005. These payments are subject to an overall cap of $175 million.
      In connection with its discussions with the FDA regarding the Company’s cGMP Work Plans, and pursuant to the terms of the decree, the Company and the FDA entered into a letter agreement dated April 14, 2003. In the letter agreement, the Company and the FDA agreed to extend by six months the time period during which the Company may incur payments as described above with respect to certain of the Significant Steps whose due dates are December 31, 2005. The letter agreement does not increase the yearly or overall caps on payments described above.
      In addition, the decree requires the Company to complete programs of revalidation of the finished drug products and bulk active pharmaceutical ingredients manufactured at the covered manufacturing facilities. The Company is required under the consent decree to complete its revalidation programs for bulk active pharmaceutical ingredients by September 30, 2005, and for finished drugs by December 31, 2005. In general, the timely and satisfactory completions of the revalidations are subject to payments of $15,000 per business day for each deadline missed, subject to the caps described above. However, if a product scheduled for revalidation has not been certified as having been validated by the last date on the validation schedule, the FDA may assess a payment of 24.6 percent of the net domestic sales of the uncertified product until the validation is certified. Any such payment would not be subject to the caps described above. Further, in general, if a product scheduled for revalidation under the consent decree is not certified within six months of its scheduled date, the Company must cease production of that product until certification is obtained. The completion of the Significant Steps in the Work Plans and the completion of the revalidation programs are subject to third-party expert certification, as well as the FDA’s acceptance of such certification.
      The consent decree provides that if the Company believes that it may not be able to meet a deadline, the Company has the right, upon the showing of good cause, to request extensions of deadlines in connection with the cGMP Work Plans and revalidation programs. However, there is no guarantee that FDA will grant any such requests.
      Although the Company believes it has made significant progress in meeting its obligations under the consent decree, it is possible that (1) the Company may fail to complete a Significant Step or a revalidation by the prescribed deadline; (2) the third-party expert may not certify the completion of the Significant Step or revalidation; or (3) the FDA may disagree with an expert’s certification of a Significant Step or revalidation. In such a case, it is possible that the FDA may assess payments as described above.
      The Company would expense any payments assessed under the decree if and when incurred.
      In addition, the failure to meet the terms of the consent decree could result in delays in approval of new products, seizure or recall of products, suspension or revocation of the authority necessary for the production and sale of products, fines and other civil or criminal sanctions.
      In April 2003, the Company received notice of a False Claims Act complaint brought by an individual purporting to act on behalf of the U.S. government against it and approximately 25 other pharmaceutical companies in the U.S. District Court for the Northern District of Texas. The complaint alleges that the pharmaceutical companies, including the Company, have defrauded the U.S. by having made sales to various federal governmental agencies of drugs that were allegedly manufactured in a manner that did not comply with current Good Manufacturing Practices. The Company and the other defendants filed a motion to dismiss the second amended complaint in this action on April 12, 2004.
      The Company is subject to pharmacovigilance reporting requirements in many countries and other jurisdictions, including the U.S., the European Union (EU) and the EU member states. The requirements differ from jurisdiction to jurisdiction, but all include requirements for reporting adverse events that occur while a patient is using a particular drug in order to alert the manufacturer of the drug and the governmental agency to potential problems.
      During 2003 pharmacovigilance inspections by officials of the British and French medicines agencies conducted at the request of the European Agency for the Evaluation of Medicinal Products (EMEA), serious deficiencies in reporting processes were identified. The Company is taking urgent actions to rectify these deficiencies as quickly as possible. The Company does not know what action, if any, the EMEA or national authorities will take in response to these findings. Possible actions include further inspections, demands for improvements in reporting systems, criminal sanctions against the Company and/or responsible individuals and changes in the conditions of marketing authorizations for the Company’s products.
      The Company sells numerous upper respiratory products which contain pseudoephedrine (PSE), an FDA-approved ingredient for the relief of nasal congestion. The Company’s annual sales of upper respiratory products that contain PSE totaled approximately $195 million in 2004 and approximately $160 million in 2003. These products include all CLARITIN-D products as well as some DRIXORAL, CORICIDIN and CHLOR-TRIMETON products. The Company understands that PSE has been used in the illicit manufacture of methamphetamine, a dangerous and addictive drug. As of February 2005, 12 states and Canada have enacted regulations concerning the sale of PSE, including limiting the amount of these products that can be purchased at one time, or requiring that these products be located behind the pharmacist’s counter, with the stated goal of deterring the illicit/illegal manufacture of methamphetamine. An additional eight states have enacted limits on the quantity of PSE any person can possess. To date, the regulations have not had a material impact on the Company’s operations or financial results.

      As described more specifically in Note 16 “Legal, Environmental and Regulatory Matters” to the Consolidated Financial Statements, the pricing, sales and marketing programs and arrangements, and related business practices of the Company and other participants in the health care industry are under increasing scrutiny from federal and state regulatory, investigative, prosecutorial and administrative entities. These entities include the Department of Justice and its U.S. Attorney’s Offices, the Office of Inspector General of the Department of Health and Human Services, the FDA, the Federal Trade Commission (FTC) and various state Attorneys General offices. Many of the health care laws under which certain of these governmental entities operate, including the federal and state anti-kickback statutes and statutory and common law false claims laws, have been construed broadly by the courts and permit the government entities to exercise significant discretion. In the event that any of those governmental entities believes that wrongdoing has occurred, one or more of them could institute civil or criminal proceedings, which, if instituted and resolved unfavorably, could subject the Company to substantial fines, penalties and injunctive or administrative remedies, including exclusion from government reimbursement programs, and the Company also cannot predict whether any investigations will affect its marketing practices or sales. Any such result could have a material adverse impact on the Company, its financial condition, cash flows or results of operations.

Impact of Recently Issued Accounting Standards
      In November 2004, the FASB issued Statement of Financial Accounting Standard (SFAS) 151 Inventory Costs. This SFAS requires that abnormal spoilage be expensed in the period incurred (as opposed to inventoried and amortized to income over inventory usage) and that fixed production facility overhead costs be allocated over the normal production level of a facility. This SFAS is effective for inventory costs incurred for annual periods beginning after June 15, 2005. The Company does not anticipate any material impact from the implementation of this accounting standard.
      In December 2004 the FASB issued SFAS 123R (Revised 2004) Share Based Payment. Statement 123R requires companies to recognize compensation expense in an amount equal to the fair value of all share-based payments granted to employees. Companies are required to implement this SFAS in July 2005 by recognizing compensation on all share-based grants made after July 1, 2005, and for the unvested portion of share-based grants made prior to July 1, 2005. Restatement of previously issued statements is allowed, but not required. The Company is currently evaluating the various implementation options available and related financial impacts under SFAS 123R.

Critical Accounting Policies
      The following accounting policies are considered significant because changes to certain judgments and assumptions inherent in these policies could affect the Company’s financial statements:

•	Revenue Recognition

•	Rebates, Discounts and Returns

•	Provision for Income Taxes

•	Impairment of Intangible Assets and Property

•	Accounting for Legal and Regulatory Matters

Revenue Recognition
      The Company’s pharmaceutical products are sold to direct purchasers (e.g., wholesalers, retailers and certain health maintenance organizations). Price discounts and rebates on such sales are paid to federal and state agencies as well as to indirect purchasers and other market participants (e.g., managed care organizations that indemnify beneficiaries of health plans for their pharmaceutical costs and pharmacy benefit managers).

      The Company recognizes revenue when title and risk of loss pass to the purchaser and when reliable estimates of the following can be determined:
      i. commercial discount and rebate arrangements;
      ii. rebate obligations under certain Federal and state governmental programs and;
      iii. sales returns in the normal course of business.
      When recognizing revenue, the Company estimates and records the applicable commercial and governmental discounts and rebates as well as sales returns that have been or are expected to be granted or made for products sold during the period. These amounts are deducted from sales for that period. Estimates recorded in prior periods are re-evaluated as part of this process. If reliable estimates of these items cannot be made, the Company defers the recognition of revenue.
      Revenue recognition for new products is based on specific facts and circumstances including estimated acceptance rates from established products with similar marketing characteristics. Absent the ability to make reliable estimates of rebates, discounts and returns, the Company would defer revenue recognition.
      Product discounts granted are based on the terms of arrangements with direct, indirect and other market participants as well as market conditions, including prices charged by competitors. Rebates are estimated based on sales terms, historical experience, trend analysis and projected market conditions in the various markets served. The Company evaluates market conditions for products or groups of products primarily through the analysis of wholesaler and other third-party sell-through and market research data as well as internally generated information. Data and information provided by purchasers and obtained from third parties are subject to inherent limitations as to their accuracy and validity.
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
      During 2004, the Company entered into agreements with the major U.S. pharmaceutical wholesalers. These agreements deal with a number of commercial issues, such as product returns, timing of payment, processing of chargebacks and the quantity of inventory held by these wholesalers. With respect to the quantity of inventory held by these wholesalers, these agreements provide a financial disincentive for these wholesalers to acquire quantities of product in excess of what is necessary to meet current patient demand. Through the use of this monitoring and the above noted agreements, the Company expects to avoid situations where the Company’s shipments of product are not reflective of current demand.

Rebates, Discounts and Returns
      Rebate accruals for federal and state governmental programs were $155 million at December 31, 2004, and $127 million at December 31, 2003. Commercial discounts and other rebate accruals were $123 million at December 31, 2004, and $211 million at December 31, 2003, respectively. These and other rebate accruals are established in the period the related revenue was recognized, resulting in a reduction to sales and the establishment of a liability, which is included in other accrued liabilities.
      In the case of the governmental rebate programs, the Company’s payments involve interpretations of relevant statutes and regulations. These interpretations are subject to challenges and changes in interpretive guidance by governmental authorities. The result of such a challenge or change could affect whether the estimated governmental rebate amounts are ultimately sufficient to satisfy the Company’s obligations. Additional information on governmental inquiries focused in part on the calculation of rebates is contained in Note 16 “Legal, Environmental and Regulatory Matters” to the Consolidated Financial Statements. In addition, it is possible that, as a result of governmental challenges or changes in interpretive guidance, actual rebates could materially exceed amounts accrued.

      The following summarizes the activity in the accounts related to accrued rebates, sales returns and discounts:

Year Ended
December 31, 2004

(Dollars
in millions)
Accrued Rebates/ Returns/ Discounts, Beginning of Period	$487

Provision for Rebates	417
Payments	(476)

(59)

Provision for Returns	17
Returns	(39)

(22)

Provision for Discounts	282
Discounts granted	(256)

26

Accrued Rebates/ Returns/ Discounts, End of Period	$432

      Management makes estimates and uses assumptions in recording the above accruals. Actual amounts paid in the current period were consistent with those previously estimated.

Provision for Income Taxes
      As of December 31, 2004, taxes have not been provided on approximately $2.2 billion of undistributed earnings of foreign subsidiaries, after considering the impact of the American Jobs Creation Act of 2004. If certain assets associated with these earnings are repatriated to the U.S., additional tax provisions may be necessary.
      Tax contingencies are recorded to address potential exposures involving tax positions taken that could be challenged by taxing authorities. These potential exposures result from the varying application of statutes, rules, regulations and interpretations, including (1) intercompany terms of cross-border agreements between affiliates, for which management believes its intercompany terms are based on sound economic facts and circumstances and (2) utilization of cash held by foreign subsidiaries (investment in U.S. property). The Company’s estimate of the accrual for tax contingencies contains assumptions based on past experiences and judgments about potential actions by taxing jurisdictions. It is reasonably possible that the ultimate resolution of any tax matters may be materially greater or less than the amounts accrued.
      The Company records a tax valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company has considered ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event the Company were to determine that it would be able to realize all or a portion of its net deferred tax assets, an adjustment to the deferred tax asset would increase income in the period such determination would be made. Likewise, should the Company subsequently determine that it would not be able to realize all or a portion of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Impairment of Intangible Assets and Property
      Intangible assets representing the capitalized costs of purchased goodwill, patents, licenses and other forms of intellectual property totaled $580 million at December 31, 2004. Annual amortization expense in each of the next five years is estimated to be approximately $50 million per year based on the intangible assets recorded as of December 31, 2004. The value of these assets is subject to continuing scientific, medical and marketplace uncertainty. For example, if a marketed pharmaceutical product were to be withdrawn from the market for safety reasons or if marketing of a product could only occur with pronounced warnings, amounts capitalized for such a product may need to be reduced due to impairment. Events giving rise to impairment are an inherent risk in the pharmaceutical industry and cannot be predicted. Management regularly reviews intangible assets for possible impairment.
      The Company’s manufacturing sites operate well below optimum levels due to sales declines and the reduction in output related to the FDA consent decree. At the same time, overall costs of operating manufacturing sites have increased due to the consent decree and other compliance activities. The impact of this is a material increase in manufacturing costs. The Company continues to review the carrying value of these assets for indications of impairment. Future events and decisions may lead to asset impairments and/or related costs.

Accounting for Legal and Regulatory Matters
      Management judgments and estimates are also required in the accounting for legal and regulatory matters. In particular, the Company has recognized estimated minimum liabilities in connection with certain of the government investigations into its sales and marketing activities. The ultimate resolution of this matter could involve amounts materially in excess of amounts accrued. This could have a material adverse impact on the Company’s financial condition, cash flows or operations. See Note 16 “Legal, Environmental and Regulatory Matters” to the Consolidated Financial Statements.

Market Risk Disclosure
      The Company is exposed to market risk primarily from changes in foreign currency exchange rates and, to a lesser extent, from interest rates and equity prices. The following describes the nature of these risks.

Foreign Currency Exchange Risk
      The Company has subsidiaries in more than 50 countries. In 2004, sales outside the U.S. accounted for approximately 61 percent of global sales. Virtually all these sales were denominated in currencies of the local country. As such, the Company’s reported profits and cash flows are exposed to changing exchange rates.
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
      In addition, at any point in time, the Company’s foreign subsidiaries hold financial assets and liabilities that are denominated in currencies other than U.S. dollars. These financial assets and liabilities consist primarily of short-term, third-party and intercompany receivables and payables. Changes in exchange rates affect these financial assets and liabilities. Gains or losses that arise from translation do not affect net income.
      On occasion, the Company has used derivatives to hedge specific short-term risk situations involving foreign currency exposures. However, these derivative transactions have not been material.

Interest Rate and Equity Price Risk
      The only financial assets exposed to changes in interest rates and/or equity prices are the debt and equity securities held in non-qualified trusts for employee benefits. These assets totaled $153 million at December 31, 2004. Due to the long-term nature of the liabilities that these trust assets will fund, the Company’s exposure to market risk is deemed to be low.
      Financial obligations exposed to variability in interest expense are long-term and short-term borrowings. The Company maintains a cash and cash equivalent portfolio in excess of the amount of borrowings.

Accordingly, the Company has mitigated its exposure for changes in interest rates relating to its financial obligations.
      The Company has long-term debt outstanding, on which a 10 percent decrease in interest rates would change the fair value of the debt by $127 million. However, the Company does not expect to refund this debt.

Disclosure Notice
      Cautionary Factors That May Affect Future Results (Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)
      Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report and other written reports and oral statements made from time to time by the Company may contain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations or forecasts of future events. They use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “project,” “intend,” “plan,” “potential,” “will,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance. You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts.
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
      Any or all forward-looking statements here or in other publications may turn out to be wrong. Actual results may vary materially, and there are no guarantees about Schering-Plough’s financial and operational performance or the performance of Schering-Plough stock. Schering-Plough does not assume the obligation to update any forward-looking statement.
      Many factors could cause actual results to differ from Schering-Plough’s forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. Although it is not possible to predict or identify all such factors, they may include the following:

•	A significant portion of net sales are made to major pharmaceutical and health care products distributors and major retail chains in the U.S. Consequently, net sales and quarterly growth comparisons may be affected by fluctuations in the buying patterns of major distributors, retail chains and other trade buyers. These fluctuations may result from seasonality, pricing, wholesaler buying decisions or other factors.

•	Competitive factors, including technological advances attained by competitors, patents granted to competitors, new products of competitors coming to the market, new indications for competitive products, and new and existing generic, prescription and/or OTC products that compete with products of Schering-Plough or the Merck/ Schering-Plough Pharmaceuticals joint venture (such as competition from OTC statins, like the one approved for use in the U.K., the impact of which in the cholesterol reduction market is not yet known).

•	Increased pricing pressure both in the U.S. and abroad from managed care organizations, institutions and government agencies and programs. In the U.S., among other developments, consolidation among customers may increase pricing pressures and may result in various customers having greater influence over prescription decisions through formulary decisions and other policies.

•	The potential impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003; possible other U.S. legislation or regulatory action affecting, among other things, pharmaceutical pricing and reimbursement, including Medicaid and Medicare; involuntary approval of prescription medicines for over-the- counter use; and other health care reform initiatives and drug importation legislation. Legislation or regulations in markets outside the U.S. affecting product pricing, reimbursement or access. Laws and regulations relating to trade, antitrust, monetary and fiscal policies, taxes, price controls and possible nationalization.

•	Patent positions can be highly uncertain and patent disputes are not unusual. An adverse result in a patent dispute can preclude commercialization of products or negatively impact sales of existing products or result in injunctive relief and payment of financial remedies.

•	Uncertainties of the FDA approval process and the regulatory approval and review processes in other countries, including, without limitation, delays in approval of new products.

•	Failure to meet current Good Manufacturing Practices established by the FDA and other governmental authorities can result in delays in the approval of products, release of products, seizure or recall of products, suspension or revocation of the authority necessary for the production and sale of products, fines and other civil or criminal sanctions. The resolution of manufacturing issues with the FDA discussed in Schering-Plough’s 10-Ks, 10-Qs and 8-Ks are subject to substantial risks and uncertainties. These risks and uncertainties, including the timing, scope and duration of a resolution of the manufacturing issues, will depend on the ability of Schering- Plough to assure the FDA of the quality and reliability of its manufacturing systems and controls, and the extent of remedial and prospective obligations undertaken by Schering-Plough.

•	Difficulties in product development. Pharmaceutical product development is highly uncertain. Products that appear promising in development may fail to reach market for numerous reasons. They may be found to be ineffective or to have harmful side effects in clinical or pre-clinical testing, they may fail to receive the necessary regulatory approvals, they may turn out not to be economically feasible because of manufacturing costs or other factors or they may be precluded from commercialization by the proprietary rights of others.

•	Post-marketing issues. Once a product is approved and marketed, clinical trials of marketed products or post-marketing surveillance may raise efficacy or safety concerns. Whether or not scientifically justified, this new information could lead to recalls, withdrawals or adverse labeling of marketed products, which may negatively impact sales. Concerns of prescribers or patients relating to the safety or efficacy of Schering-Plough products, or other companies’ products or pharmaceutical products generally, may also negatively impact sales.

•	Major products such as CLARITIN, CLARINEX, INTRON A, PEG-INTRON, REBETOL Capsules, REMICADE, TEMODAR and NASONEX accounted for a material portion of Schering-Plough’s 2004 revenues. If any major product were to become subject to a problem such as loss of patent protection, OTC availability of the Company’s product or a competitive product (as has been disclosed for CLARITIN and its current and potential OTC competition), previously unknown side effects; if a new, more effective treatment should be introduced; generic availability of competitive products; or if the product is discontinued for any reason, the impact on revenues could be significant. Also, such information about important new products, such as ZETIA and VYTORIN, or important products in our pipeline, may impact future revenues. Further, sales of VYTORIN may negatively impact sales of ZETIA.

•	Unfavorable outcomes of government (local and federal, domestic and international) investigations, litigation about product pricing, product liability claims, other litigation and environmental concerns could preclude commercialization of products, negatively affect the profitability of existing products, materially and adversely impact Schering-Plough’s financial condition and results of operations, or contain conditions that impact business operations, such as exclusion from government reimbursement programs.

•	Economic factors over which Schering-Plough has no control, including changes in inflation, interest rates and foreign currency exchange rates.

•	Instability, disruption or destruction in a significant geographic region — due to the location of manufacturing facilities, distribution facilities or customers — regardless of cause, including war, terrorism, riot, civil insurrection or social unrest; and natural or man-made disasters, including famine, flood, fire, earthquake, storm or disease.

•	Changes in tax laws including changes related to taxation of foreign earnings.

•	Changes in accounting and auditing standards promulgated by the American Institute of Certified Public Accountants, the Financial Accounting Standards Board, the SEC, or the Public Company Accounting Oversight Board that would require a significant change to Schering-Plough’s accounting practices.

•	For further details and a discussion of these and other risks and uncertainties, see Schering-Plough’s past and future SEC reports and filings.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
      See the Market Risk Disclosures as set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation

Item 8.	Financial Statements and Supplementary Data

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED OPERATIONS

	For the Years Ended December 31,

(Amounts in millions, except per share figures)	2004	2003	2002

Net sales	$8,272	$8,334	$10,180

Cost of sales	3,070	2,833	2,505
Selling, general and administrative	3,811	3,474	3,681
Research and development	1,607	1,469	1,425
Other expense (income), net	146	59	(144)
Special charges	153	599	150
Equity income from cholesterol joint venture	(347)	(54)	—

(Loss)/income before income taxes	(168)	(46)	2,563
Income tax expense	779	46	589

Net (loss)/income	$(947)	$(92)	$1,974

Preferred stock dividends	34	—	—

Net (loss)/income available to common shareholders	$(981)	$(92)	$1,974

Diluted (loss)/earnings per common share	$(.67)	$(.06)	$1.34

Basic (loss)/earnings per common share	$(.67)	$(.06)	$1.35

The accompanying notes are an integral part of these Consolidated Financial Statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

	For the Years Ended
	December 31,

(Amounts in millions)	2004	2003	2002

Operating Activities:
Net (loss)/income	$(947)	$(92)	$1,974
Adjustments to reconcile net (loss)/income to net cash (used for) provided by operating activities:
Tax refund from U.S. loss carryback	404	—	—
Payments of additional U.S. tax	(473)	—	—
Special charges	(265)	593	150
Depreciation and amortization	453	417	372
Changes in assets and liabilities:
Accounts receivable	(7)	603	7
Inventories	92	(152)	(248)
Prepaid expenses and other assets	174	(259)	(242)
Accounts payable and other liabilities	174	(668)	(56)
Income taxes payable	241	159	23

Net cash (used for) provided by operating activities	(154)	601	1,980

Investing Activities:
Capital expenditures	(489)	(711)	(776)
Dispositions of property and equipment	7	10	6
Proceeds from transfer of license	118	—	—
Purchases of investments	(264)	(153)	(482)
Reduction of investments	—	70	303
Other, net	7	(6)	(19)

Net cash used for investing activities	(621)	(790)	(968)

Financing Activities:
Cash dividends paid to common shareholders	(324)	(830)	(983)
Cash dividends paid to preferred shareholders	(30)	—	—
Proceeds from preferred stock issuance, net	1,394	—	—
Net change in short-term borrowings	546	(399)	770
Issuance of long-term debt	—	2,369	—
Reductions of long-term debt	(18)	—	—
Other, net	(34)	(258)	13

Net cash provided by (used for) financing activities	1,534	882	(200)

Effect of exchange rates on cash and cash equivalents	7	4	(7)

Net increase in cash and cash equivalents	766	697	805
Cash and cash equivalents, beginning of year	4,218	3,521	2,716

Cash and cash equivalents, end of year	$4,984	$4,218	$3,521

The accompanying notes are an integral part of these Consolidated Financial Statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	At December 31,

(Amounts in millions, except per share figures)	2004	2003

ASSETS
Current Assets:
Cash and cash equivalents	$4,984	$4,218
Short-term investments	851	587
Accounts receivable, less allowances: 2004, $173; 2003, $116	1,407	1,329
Inventories	1,580	1,651
Deferred income taxes	309	575
Prepaid expenses and other current assets	872	890

Total current assets	10,003	9,250
Property, at cost:
Land	79	78
Buildings and improvements	3,198	3,009
Equipment	2,999	2,911
Construction in progress	809	819

Total	7,085	6,817
Less accumulated depreciation	2,492	2,290

Property, net	4,593	4,527
Goodwill	209	212
Other intangible assets, net	371	407
Other assets	735	875

Total assets	$15,911	$15,271

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$978	$1,030
Short-term borrowings and current portion of long-term debt	1,569	1,023
U.S., foreign and state income taxes	858	1,008
Accrued compensation	484	315
Other accrued liabilities	1,319	1,429

Total current liabilities	5,208	4,805
Long-term Liabilities:
Long-term debt	2,392	2,410
Deferred income taxes	111	207
Other long-term liabilities	644	512

Total long-term liabilities	3,147	3,129
Commitments and contingent liabilities (Note 16)
Shareholders’ Equity:
Mandatory convertible preferred shares — $1 par value; issued: 29; $50 per share face value	1,438	—
Common shares — authorized shares: 2,400, $.50 par value; issued: 2,030	1,015	1,015
Paid-in capital	1,234	1,272
Retained earnings	9,613	10,918
Accumulated other comprehensive income	(300)	(426)

Total	13,000	12,779
Less treasury shares: 2004, 555; 2003, 559; at cost	5,444	5,442

Total shareholders’ equity	7,556	7,337

Total liabilities and shareholders’ equity	$15,911	$15,271

The accompanying notes are an integral part of these Consolidated Financial Statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY

						Accumulated
	Mandatory					Other	Total
	Convertible					Compre-	Share-
	Preferred	Common	Paid-in	Retained	Treasury	hensive	holders’
(Amounts in millions)	Shares	Shares	Capital	Earnings	Shares	Income	Equity

Balance January 1, 2002	—	$1,015	$1,112	$10,849	$(5,428)	$(423)	$7,125

Comprehensive income:
Net income				1,974			1,974
Foreign currency translation						5	5
Minimum pension liability, net of tax						(18)	(18)
Realized gain reclassified to income, net of tax						(28)	(28)
Other						(13)	(13)

Total comprehensive income							1,920

Cash dividends on common shares				(983)			(983)
Stock incentive plans			91		(11)		80

Balance December 31, 2002	—	1,015	1,203	11,840	(5,439)	(477)	8,142

Comprehensive income:
Net loss				(92)			(92)
Foreign currency translation						218	218
Minimum pension liability, net of tax						(178)	(178)
Unrealized gain on investments available for sale, net of tax						13	13
Other						(2)	(2)

Total comprehensive income (loss)							(41)

Cash dividends on common shares				(830)			(830)
Stock incentive plans			69		(3)		66

Balance December 31, 2003	—	1,015	1,272	10,918	(5,442)	(426)	7,337

Comprehensive income:
Net loss				(947)			(947)
Foreign currency translation						107	107
Minimum pension liability						14	14
Unrealized gain on investments available for sale						5	5

Total comprehensive income (loss)							(821)

Issuance of preferred stock	1,438		(44)				1,394
Cash dividends on common shares				(324)			(324)
Dividends on preferred shares				(34)			(34)
Stock incentive plans			6		(2)		4

Balance December 31, 2004	$1,438	$1,015	$1,234	$9,613	$(5,444)	$(300)	$7,556

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share figures)
1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      Principles of Consolidation: The consolidated financial statements include Schering-Plough Corporation and its subsidiaries (the Company). Intercompany balances and transactions are eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.
      Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and use assumptions that affect certain reported amounts and disclosures. Actual amounts may differ.
      Equity Method of Accounting: The Company accounts for its interest in the Merck & Co., Inc. (Merck) joint venture using the equity method of accounting as the Company has significant influence over operating and financial policies. Accordingly, the Company’s share of earnings in the Merck joint venture is included in consolidated net (loss)/income. Revenue from the sales of VYTORIN and ZETIA are recognized by the joint venture when title and risk of loss has passed to the customer. Equity income from the joint venture excludes any profit arising from transactions between the Company and the joint venture until such time as there is an underlying profit realized by the joint venture in a transaction with a party other than the Company or Merck. See Note 3 “Equity Income From Cholesterol Joint Venture” for information regarding this joint venture.
      Cash and Cash Equivalents: Cash and cash equivalents include operating cash and highly liquid investments, generally with original maturities of three months or less. Included in cash and cash equivalents is approximately $72 and $40 in restricted cash at December 31, 2004 and 2003 respectively.
      Investments: Investments are carried at their market value and all are classified as available-for-sale.
      Inventories: Inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out (LIFO) method for a substantial portion of inventories located in the U.S. The cost of all other inventories is determined by the first-in, first-out method (FIFO).
      Depreciation of Property and Equipment: Depreciation is provided over the estimated useful lives of the properties, generally by use of the straight-line method.
      Useful lives of property are as follows:

Asset Category	Years

Buildings	50
Building Improvements	25
Equipment	3 - 15
      Depreciation expense was $340, $304 and $250 in 2004, 2003 and 2002, respectively.
      The Company reviews the carrying value of property and equipment for indications of impairment in accordance with Statement of Financial Accounting Standard (SFAS) 144 Accounting for the Impairment and Disposal of Long-Lived Assets.
      Foreign Currency Translation: The net assets of most of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates. The U.S. dollar effects that arise from translating the net assets of these subsidiaries at changing rates are recorded in the foreign currency translation adjustment account, which is included in other comprehensive income. For the remaining foreign subsidiaries, non-monetary assets and liabilities are translated using historical rates, while monetary assets and liabilities are translated at current rates, with the U.S. dollar effects of rate changes included in income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Exchange gains and losses arising from translating intercompany balances of a long-term investment nature are recorded in the foreign currency translation adjustment account. Other exchange gains and losses are included in income.
      Accumulated Other Comprehensive Income: Accumulated other comprehensive income primarily consists of the accumulated foreign currency translation adjustment account, unrealized gains and losses on securities classified as available for sale and a minimum pension liability adjustment.
      The components of accumulated other comprehensive income at December 31 were:

	2004	2003

Accumulated foreign currency translation	$(131)	$(238)
Minimum pension liability, net of tax	(182)	(196)
Accumulated unrealized gains (losses) on investments available for sale, net of tax	13	8

Total	$(300)	$(426)

      Gross unrealized pre-tax gains on investments in 2004 and 2003 were $5 and $20, respectively; unrealized losses were immaterial.
      Revenue Recognition: The Company’s pharmaceutical products are sold to direct purchasers (e.g., wholesalers, retailers and certain health maintenance organizations). Price discounts and rebates on such sales are paid to federal and state agencies as well as to indirect purchasers and other market participants (e.g., managed care organizations that indemnify beneficiaries of health plans for their pharmaceutical costs and pharmacy benefit managers).
      The Company recognizes revenue when title and risk of loss pass to the purchaser and when reliable estimates of the following can be determined:

i. commercial discount and rebate arrangements;

ii. rebate obligations under certain federal and state governmental programs and;

iii. sales returns in the normal course of business.
      When recognizing revenue the Company estimates and records the applicable commercial and governmental discounts and rebates as well as sales returns that have been or are expected to be granted or made for products sold during the period. These amounts are deducted from sales for that period. Estimates recorded in prior periods are re-evaluated as part of this process. If reliable estimates of these items cannot be made, the Company defers the recognition of revenue.
      Earnings Per Common Share: In 2004, diluted loss per common share excludes the effect of shares issuable through deferred stock units, the exercise of stock options and the impact of the conversion of mandatory convertible preferred shares because including these securities in the earnings per share calculation would be antidilutive as it would result in a lower loss per share.
      In 2003, diluted loss per common share excludes the effect of shares issuable through deferred stock units and through the exercise of stock options because including these securities would be antidilutive.
      In 2002, diluted earnings per common share are computed by dividing income by the sum of the weighted-average number of common shares outstanding plus the dilutive effect of shares issuable through deferred stock units and through the exercise of stock options.
      For all periods presented, basic earnings per common share are computed by dividing income/(loss) available to common shareholders by the weighted-average number of common shares outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The shares used to calculate basic and diluted earnings per common share are reconciled as follows for the year ended December 31:

	2004	2003	2002

	(Shares in millions)
Average shares outstanding for basic earnings per share	1,472	1,469	1,466
Dilutive effect of options and deferred stock units	—	—	4

Average shares outstanding for diluted earnings per share	1,472	1,469	1,470

      The equivalent of 86 million, 77 million and 47 million common shares issuable under the Company’s stock incentive plans were excluded from the computation of diluted earnings per share as of December 31, 2004, 2003 and 2002, respectively, because their effect would have been antidilutive. In addition, 27 million common shares issuable upon conversion of the Company’s mandatory convertible preferred stock were excluded from the computation of diluted loss per share because their effect would have been antidilutive.
      Goodwill and Other Intangible Assets: SFAS 142, “Goodwill and Other Intangible Assets,” requires that intangible assets acquired either individually or with a group of other assets be initially recognized and measured based on fair value. An intangible with a finite life is amortized over its useful life, while an intangible with an indefinite life, including goodwill, is not amortized.
      The Company evaluates goodwill for impairment using a fair value-based test. If goodwill is determined to be impaired, it is written down to its estimated fair value. The Company’s goodwill is primarily related to the Animal Health business.
      The components of Other intangible assets, net are as follows at December 31:

	2004			2003

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Patents and licenses	$558	$287	$271	$614	$318	$296
Trademarks and other	144	44	100	149	38	111

Total other intangible assets	$702	$331	$371	$763	$356	$407

      These intangible assets are amortized on the straight-line method over their respective useful lives. The residual value of intangible assets is estimated to be zero.
      During 2004 the Company recorded intangible assets related to the license and co-promotion agreements related to LEVITRA and AVELOX of $140. These amounts will be amortized over the effective useful lives of the agreements ranging from seven to 14 years. Also during 2004, the net carrying amount of patents and licenses was reduced by approximately $118 as a result of Bristol-Myers Squibb’s reacquisition of co-promotion rights of TEQUIN in the U.S.
      In 2003, the Company paid $11 for patent and licensing rights; these costs will be amortized over approximately nine years.
      Amortization expense related to other intangible assets in 2004, 2003 and 2002 was $42, $55 and $66, respectively. All intangible assets are reviewed to determine their recoverability by comparing their carrying values to their expected undiscounted future cash flows when events or circumstances warrant such a review.
      Accounting for Stock-Based Compensation: Currently the Company accounts for its stock compensation arrangements using the intrinsic value method. No stock-based employee compensation cost is reflected in net (loss)/income, other than for the Company’s deferred stock units, as stock options granted under all other plans had an exercise price equal to the market value of the underlying common stock on the date of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
grant. The Company’s deferred stock units and stock options are issued under the Company’s Stock Incentive Plans (see Note 12).
      In December 2004 the Financial Accounting Standards Board (FASB) issued SFAS 123R (Revised 2004), “Share Based Payment.” Statement 123R requires companies to recognize compensation expense in an amount equal to the fair value of all share-based payments granted to employees. Companies are required to implement this SFAS in July 2005 by recognizing compensation on all share-based grants made after July 1, 2005, and for the unvested portion of share-based grants made prior to July 1, 2005. Restatement of previously issued statements is allowed, but not required. The Company is currently evaluating the various implementation options and related financial impacts available under SFAS 123R.
      The following table reconciles net (loss)/income available to common shareholders and basic/diluted (loss)/earnings per common share, as reported, to pro forma net (loss)/income available to common shareholders and basic/diluted (loss)/earnings per common share, as if the Company had expensed the grant-date fair value of both stock options and deferred stock units as permitted by SFAS 123, “Accounting for Stock-Based Compensation.”

	2004	2003	2002

Net (loss)/income available to common shareholders, as reported	$(981)	$(92)	$1,974
Add back: Expense included in reported net income for deferred stock units, net of tax in 2003 and 2002	59	66	69
Deduct: Pro forma expense as if both stock options and deferred stock units were charged against net income, net of tax in 2003 and 2002	(160)	(143)	(150)

Pro forma net (loss)/income available to common shareholders using the fair value method	$(1,082)	$(169)	$1,893

Diluted (loss)/earnings per common share:
Diluted (loss)/earnings per common share, as reported	$(0.67)	$(0.06)	$1.34
Pro forma diluted (loss)/earnings per common share using the fair value method	(0.74)	(0.12)	1.29
Basic (loss)/earnings per common share:
Basic (loss)/earnings per common share, as reported	$(0.67)	$(0.06)	$1.35
Pro forma basic (loss)/earnings per common share using the fair value method	(0.74)	(0.12)	1.29
      The weighted-average fair value of options granted in 2004, 2003 and 2002 was $6.15, $5.29 and $11.25, respectively. These fair values were estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	2004	2003	2002

Dividend yield	1.7%	1.4%	1.3%
Volatility	33%	34%	35%
Risk-free interest rate	3.9%	2.9%	4.3%
Expected term of options (in years)	7	5	5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2.     SPECIAL CHARGES
      The components of special charges for the year ended December 31 are as follows:

	2004	2003	2002

Litigation charges	$—	$350	$150
Employee termination costs	119	179	—
Asset impairment and related charges	34	70	—

	$153	$599	$150

Litigation Charges
      In 2003 and 2002, litigation reserves were increased by $350 and $150, respectively, primarily as a result of the investigations into the Company’s sales and marketing practices (see Note 16 for additional information).

Employee Termination Costs
      In August 2003, the Company announced a global workforce reduction initiative. The first phase of this initiative was a Voluntary Early Retirement Program (VERP) in the U.S. Under this program, eligible employees in the U.S. had until December 15, 2003 to elect early retirement and receive an enhanced retirement benefit. Approximately 900 employees elected to retire under the program, of which approximately 850 employees retired through year-end 2004 and approximately 50 employees have staggered retirement dates in 2005. The total cost of this program is approximately $191, comprised of increased pension costs of $108, increased post-retirement health care costs of $57, vacation payments of $4 and costs related to accelerated vesting of stock grants of $22. For employees with staggered retirement dates in 2005, these amounts will be recognized as a charge over the employees’ remaining service periods. This delayed expense recognition follows the guidance in SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. Amounts recognized, relating to this program, during the years ended December 31, 2004 and 2003 were $20 and $164, respectively.
      Termination costs not associated with the VERP totaled $99 and $15 in 2004 and 2003, respectively.

Asset Impairment and Related Charges
      Asset impairment charges have been recognized in accordance with SFAS 142, “Goodwill and Other Intangible Assets” and SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” For the year ended December 31, 2004, the Company recognized asset impairment charges of $27 based on discounted cash flows, and other charges of $7 related primarily to the shutdown of a small European research-and-development facility.
      For the year ended December 31, 2003, the Company recognized asset impairment charges related to the following:

•	Asset impairment charges totaling $26 were recognized based on discounted cash flow analysis related to the facilities and equipment at two of the Company’s manufacturing sites.

•	An asset impairment charge of $27 based on discounted cash flows was recognized related to the intangible asset for a licensed cancer therapy drug that was sold in countries outside the U.S.

•	An impairment charge of $17 related to the trade name of the Company’s high-end sun care brand was recognized based on discounted cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary of Selected Special Charges
      The following summarizes the activity in the accounts related to employee termination costs and asset impairment charges:

		Asset
	Employee	Impairment
	Termination	and Related
	Costs	Charges

Special charges incurred during 2003	$179	$70
Impairment write-downs	—	(70)
Credit to retirement benefit plan liability	(144)	—
Disbursements	(6)	—

Special charges liability balance at December 31, 2003	$29	$—

Special charges incurred during 2004	$119	$34
Impairment write-downs	—	(27)
Credit to retirement benefit plan liability	(20)	—
Disbursements	(110)	(7)

Special charges liability balance at December 31, 2004	$18	$—

      The balance at December 31, 2004, represents distributions to be made after year-end 2004.
3.     EQUITY INCOME FROM CHOLESTEROL JOINT VENTURE
      In May 2000, the Company and Merck entered into two separate agreements to jointly develop and market in the U.S. (1) two cholesterol lowering drugs and (2) an allergy/asthma drug. In December 2001, the cholesterol agreement was expanded to include all countries of the world except Japan. In general, the companies agreed that the collaborative activities under these agreements would operate in a virtual mode to the maximum degree possible by relying on the respective infrastructures of the two companies. These agreements generally provide for equal sharing of research and development costs and for co-promotion of approved products by each company.
      The cholesterol agreements provide for the Company and Merck to jointly develop ezetimibe (marketed as ZETIA in the U.S. and Asia and EZETROL in Europe):

i. as a once-daily monotherapy;

ii. in co-administration with any statin drug, and;

iii. as a once-daily fixed-combination tablet of ezetimibe and simvastatin (Zocor), Merck’s cholesterol-modifying medicine. This combination medication (ezetimibe/simvastatin) is marketed as VYTORIN in the U.S. and as INEGY in many international countries.
      ZETIA/ EZETROL (ezetimibe) and VYTORIN/ INEGY (the combination of ezetimibe/simvastatin) are approved for use in the U.S. and have been launched in several international markets.
      The Company utilizes the equity method of accounting for the joint venture. The cholesterol agreements provide for the sharing of net income/(loss) based upon percentages that vary by product, sales level and country. In the U.S. market, Schering-Plough receives a greater share of profits on the first $300 of ZETIA sales. Above $300 of ZETIA sales, the companies share profits equally. Schering-Plough’s allocation of joint venture income is increased by milestones earned. Further, either partner’s share of the joint venture’s net income/(loss) is subject to a reduction if the partner fails to perform a specified minimum number of physician details in a particular country. The partners agree annually to the minimum number of physician details by country.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The partners bear the costs of their own general sales forces and commercial overhead in marketing joint venture products around the world. In the U.S., Canada and Puerto Rico, the cholesterol agreements provide for a reimbursement to each partner for physician details that are set on an annual basis. This reimbursed amount is equal to each partner’s physician details multiplied by a contractual fixed fee. Schering-Plough reports the receipt of this reimbursement as part of Equity income from cholesterol joint venture as under U.S. GAAP this amount does not represent a reimbursement of specific, incremental, identifiable costs for the Company’s detailing of the cholesterol products in these markets. In addition, this reimbursement amount per physician detail is not reflective of Schering-Plough’s joint venture sales force effort as Schering-Plough’s sales force-related infrastructure costs per physician detail are generally estimated to be higher.
      Costs of the joint venture that the partners contractually share are a portion of manufacturing costs, specifically identified promotion costs (including direct-to-consumer advertising and direct and identifiable out-of-pocket promotion) and other agreed upon costs for specific services such as market support, market research, market expansion, a specialty sales force and physician education programs.
      Certain specified research and development expenses are generally shared equally by the partners.
      The following information provides a summary of the components of the Company’s Equity income from cholesterol joint venture for the year ended December 31:

	2004	2003

	(Unaudited)
Schering-Plough’s share of net income/(loss) (including milestones of $7 and $20 in 2004 and 2003, respectively)	$244	$(11)
Reimbursement to Schering-Plough for physician details	121	68
Elimination of intercompany profit and other, net	(18)	(3)

Total equity income from cholesterol joint venture	$347	$54

      During 2004 and 2003, the Company earned milestones of $7 and $20, respectively, relating to the approval of ezetimibe/simvastatin in Mexico in 2004 and certain European approvals of ezetimibe in 2003. Under certain other conditions, as specified in the agreements, Merck could pay additional milestones to the Company totaling $125.
      Equity income from the joint venture excludes any profit arising from transactions between the Company and the joint venture until such time as there is an underlying profit realized by the joint venture in a transaction with a party other than the Company or Merck.
      Due to the virtual nature of the joint venture, the Company incurs substantial costs, such as selling, general and administrative costs, that are not reflected in “Equity income from cholesterol joint venture” and are borne by the overall cost structure of the Company. These costs are reported on their respective line items in the Statements of Consolidated Operations. The cholesterol agreements do not provide for any jointly owned facilities and, as such, products resulting from the joint venture are manufactured in facilities owned by either Merck or the Company.
      As discussed above, the Company accounts for the Merck/ Schering-Plough Cholesterol Partnership under the equity method of accounting. As such, the Company’s net sales do not include the sales of this joint venture. Prior to 2003, the joint venture was in the research and development phase and the Company’s share of research and development expense in 2002 of $69 was reported in Research and development in the Statements of Consolidated Operations.
      The allergy/asthma agreement provides for the development and marketing of a once-daily, fixed-combination tablet containing CLARITIN and Singulair. Singulair is Merck’s once-daily leukotriene receptor antagonist for the treatment of asthma and seasonal allergic rhinitis. In January 2002, the Merck/ Schering-Plough respiratory joint venture reported on results of Phase III clinical trials of a fixed-combination tablet

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
containing CLARITIN and Singulair. This Phase III study did not demonstrate sufficient added benefits in the treatment of seasonal allergic rhinitis. The CLARITIN and Singulair combination tablet does not have approval in any country and remains in clinical development.
4.     OTHER EXPENSE (INCOME), NET
      The components of other expense (income), net are as follows:

	2004	2003	2002

Interest cost incurred	$188	$92	$52
Less: amount capitalized on construction	(20)	(11)	(24)

Interest expense	168	81	28
Interest income	(80)	(57)	(75)
Foreign exchange (gains) losses	5	1	(2)
Other, net	53	34	(95)

Total	$146	$59	$(144)

      Other, net in 2002 includes a gain of $80 from the sale of U.S. marketing rights for SUBOXONE and SUBUTEX. Cash paid for interest, net of amounts capitalized, was $166, $46 and $26 in 2004, 2003 and 2002, respectively.
5.     INCOME TAXES
      The components of consolidated (loss)/income before income taxes for the years ended December 31 are as follows:

	2004	2003	2002

United States	$(1,548)	$(1,169)	$642
Foreign	1,380	1,123	1,921

Total (loss)/income before income taxes	$(168)	$(46)	$2,563

      The components of income tax expense/ (benefit) for the years ended December 31 are as follows:

	Federal	State	Foreign	Total

2004
Current	$365	$24	$182	$571
Deferred	240	(14)	(18)	208

Total	$605	$10	$164	$779

2003
Current	$(299)	$21	$187	$(91)
Deferred	126	—	11	137

Total	$(173)	$21	$198	$46

2002
Current	$273	$40	$263	$576
Deferred	4	—	9	13

Total	$277	$40	$272	$589

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The American Jobs Creation Act of 2004 (the Act) was enacted on October 22, 2004. One provision of the Act effectively reduces the tax rate on qualifying repatriation of earnings held by foreign-based subsidiaries to 5.25 percent. Normally, such repatriations would be taxed at a rate of up to 35 percent. In the fourth quarter of 2004, the Company made the decision that it intends to repatriate approximately $9.4 billion under the Act, which is the maximum amount of foreign earnings qualifying for the reduced rate. This intended repatriation of earnings will trigger a U.S. federal tax payment in 2005 of approximately $417 (tax charge of $494 less $77 in foreign tax credits) and a state tax payment of approximately $6. These amounts have been reflected in current income tax expense. Prior to the Act, the Company did not provide deferred taxes on undistributed earnings of foreign subsidiaries as the Company had intended to indefinitely reinvest all these undistributed earnings in foreign subsidiaries.
      The Company has the intent to indefinitely reinvest any undistributed earnings of foreign subsidiaries that are not repatriated under the Act and therefore has not provided deferred taxes on approximately $2,200 of undistributed foreign earnings. Determining the tax liability that would arise if these earnings were remitted is not practicable. The amount would depend on a number of factors, including the amount of the earnings distributed and whether the U.S. operations were generating taxable profits or losses.
      During 2004, the Company generated approximately $1,300 in U.S. Net Operating Losses (U.S. NOL’s) for tax purposes. Approximately $300 of these U.S. NOL’s are eligible for carryback benefits under U.S. tax law resulting in a benefit of $52. During 2003, the Company generated approximately $1,500 in U.S. NOL’s for U.S. tax purposes resulting in a benefit of $452 as of December 31, 2003. All U.S NOL’s generated in 2003 were utilized to recoup past U.S. taxes paid by the Company through carryback benefits allowed under U.S. tax law.
      In the fourth quarter of 2004, due to changes in tax planning strategies triggered by the Company’s intent to repatriate earnings under the Act, management was no longer able to conclude that it was more likely than not that it would realize the benefit of net U.S. deferred tax assets. Therefore, in general, a valuation allowance on net U.S. deferred tax assets was established at December 31, 2004. The impact on income tax expense for 2004 of providing a valuation allowance on U.S. net deferred tax assets was $240.
      The difference between income taxes based on the U.S. statutory tax rate and the Company’s income tax expense for the years ending December 31 was due to the following:

	2004	2003	2002

Income tax expense/(benefit) at U.S. statutory rate	$(59)	$(16)	$897
Increase/(decrease) in taxes resulting from:
Lower rates in other jurisdictions, net	(319)	(308)	(378)
Federal tax on repatriated foreign earnings under the Act, net of credits	417	—	—
U.S. NOL for which no tax benefit was recorded	384	—	—
Provision for valuation allowance of net U.S. deferred tax assets	240	—	—
Nondeductible litigation reserves	—	123	—
Reserves for tax litigation	—	200	—
Research tax credit	—	(13)	(12)
State income tax	10	13	36
Permanent differences	98	28	—
All other, net	8	19	46

Income tax at effective tax rate	$779	$46	$589

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The lower rates in other jurisdictions, net, are primarily attributable to certain employment and capital investment actions taken by the Company. As a result, income from manufacturing activities in these jurisdictions is subject to lower tax rates through at least 2015.
      As of December 31, 2004 and 2003, the Company had total deferred tax assets of $790 and $1,031, respectively, and deferred tax liabilities of $562 and $595, respectively. Reclassification of certain 2003 U.S. amounts to deferred tax assets from liabilities has been made to conform to the current year presentation. A valuation allowance on net U.S. deferred tax assets was established at December 31, 2004. Valuation allowances recorded against deferred tax assets at December 31 2004 and 2003 were $406 and $61, respectively. Significant deferred tax liabilities at December 31, 2004 and 2003 were for depreciation differences, $333 and $318, respectively, and benefit plans, $52 and $76, respectively.
      Net consolidated income tax payments/(refunds), exclusive of payments related to the tax audits discussed below, during 2004, 2003 and 2002 were $(144), $196 and $584, respectively.
      As of December 31, 2004, the Company’s U.S. federal income tax returns have been audited through 1992. Tax contingencies are recorded to address potential exposures involving tax positions taken that could be challenged by taxing authorities. These potential exposures result from the varying application of statutes, rules, regulations and interpretations, including (1) intercompany terms of cross border arrangements between affiliates, for which management believes its intercompany terms are based upon sound economic facts and circumstances and (2) utilization of cash held by foreign subsidiaries (investment in U.S. property). The Company’s estimate of the accrual for tax contingencies contains assumptions based on past experiences and judgments about potential actions by taxing jurisdictions. It is reasonably possible that the ultimate resolution of any tax matters may be materially greater or less than the amount accrued.
      In October of 2001, IRS auditors asserted, in reports, that the Company is liable for additional tax for the 1990 through 1992 tax years. The reports allege that two interest rate swaps that the Company entered into with an unrelated party should be recharacterized as loans from affiliated companies. In April of 2004, the Company received a formal Notice of Deficiency (Statutory Notice) from the IRS asserting additional federal income tax due. The Company received bills related to this matter from the IRS on September 7, 2004. Payment in the amount of $194 for income tax and $279 for interest was made on September 13, 2004. The Company filed refund claims for the tax and interest with the IRS on December 23, 2004. The Company was notified on February 16, 2005, that its refund claims were denied by the IRS. The Company believes it has complied with all applicable rules and regulations and the Company intends to file a suit for refund for the full amount of the tax and interest. The Company’s existing tax reserves were adequate to cover the above-mentioned payments.
6.     PRODUCT LICENSES & ACQUISITIONS
      During 2004, the Company entered into a collaboration and license agreement with Toyama Chemical Co. Ltd (Toyama). Under the terms of the agreement, the Company has acquired the exclusive worldwide rights, excluding Japan, Korea and China, to develop, use and sell garenoxacin, Toyama’s quinolone antibacterial agent currently in development. In connection with the execution of the agreement, the Company incurred a charge in the second quarter of 2004 for an up-front fee of $80 to Toyama. This amount has been expensed and reported in Research and development for the year ended December 31, 2004, in the Statements of Consolidated Operations.
      In September 2004, the Company announced that it entered into a strategic alliance with Bayer intended to enhance the companies’ pharmaceutical resources. In October 2004, in the U.S. and Puerto Rico, the Company began to market, sell and distribute Bayer’s primary care products including AVELOX and CIPRO under an exclusive license agreement. The Company will pay Bayer substantial royalties on these products based on sales. In addition, the Company assumed Bayer’s responsibilities for U.S. commercialization activities related to the erectile dysfunction medicine LEVITRA under Bayer’s co-promotion agreement with GlaxoSmithKline PLC. The Company will report its share of LEVITRA results as alliance revenue.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Additionally, under the terms of the agreements, Bayer will also support the promotion of certain of the Company’s oncology products in the U.S. and key European markets for a defined period of time.
      In Japan, upon regulatory approval, Bayer will co-market the Company’s cholesterol absorption inhibitor ZETIA (ezetimibe). This arrangement does not include the rights to any future cholesterol combination product.
      The agreements with Bayer provide for an upfront payment to be made by the Company of $140 for the licensing rights to LEVITRA and AVELOX. The Company will receive and record deferred revenue of $120 related to the sale of ZETIA co-promotion rights to Bayer. This deferred revenue will begin to be recognized upon regulatory approval in Japan. Under certain circumstances, if ZETIA does not receive regulatory/marketing approval in Japan by a certain date this amount will be required to be repaid to Bayer.
      The agreements with Bayer restrict the Company from marketing certain products in the U.S. that would compete with AVELOX, CIPRO and LEVITRA. As a result, the Company expects that it may need to sublicense rights to garenoxacin, the quinolone antibacterial agent that the Company licensed from Toyama. The Company is exploring its options with regard to garenoxacin and will continue to fulfill its commitments to Toyama under its arrangement, including taking the product through regulatory approval.
      On February 14, 2005 the Company acquired most of the assets of NeoGenesis Pharmaceuticals for approximately $18. NeoGenesis applies novel screening and chemistry technologies to discover new drug candidates.
7.     INVENTORIES
      Inventories consisted of the following at December 31:

	2004	2003

Finished products	$630	$664
Goods in process	651	648
Raw materials and supplies	299	339

Total inventories	$1,580	$1,651

      Inventories valued on a last-in, first-out basis comprised approximately 19 percent of total inventories at December 31, 2004 and 2003. The estimated replacement cost of total inventories at December 31, 2004 and 2003 was $1,624 and $1,704, respectively.
8.     SHORT-TERM BORROWINGS, LONG-TERM DEBT AND OTHER COMMITMENTS

Short-Term Borrowings
      In general, short-term borrowings consist of commercial paper issued in the U.S., bank loans and notes payable. Commercial paper outstanding at December 31, 2004 and 2003 was $1,464 and $939, respectively. The weighted-average interest rate for short-term borrowings at December 31, 2004 and 2003 was 2.6 percent and 1.8 percent, respectively.

Credit Facilities
      The Company has two revolving credit facilities totaling $1.5 billion. Both facilities are from a syndicate of major financial institutions. The most recently negotiated facility (May 2004) is a $1.25 billion, five-year credit facility. This facility matures in May 2009 and requires the Company to maintain a total debt to total capital ratio of no more than 60 percent. The second credit facility provides a $250 line of credit through its maturity date in May 2006 and requires the Company to maintain a total debt to total capital ratio of no more than 60 percent any time the Company is rated at or below Baa3 by Moody’s and BBB- by S&P. These

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
facilities are available for general corporate purposes and are considered as support for the Company’s commercial paper borrowings. These facilities do not require compensating balances; however, a nominal commitment fee is paid. At December 31, 2004, no funds were drawn under either of these facilities. In addition, the Company’s foreign subsidiaries had approximately $287 available in unused lines of credit from various financial institutions at December 31, 2004.

Long-Term Debt
      In November 2003, the Company issued $1,250 aggregate principal amount of 5.3 percent senior unsecured notes due 2013 and $1,150 aggregate principal amount of 6.5 percent senior unsecured notes due 2033. Interest is payable semi-annually. The net proceeds from this offering were $2,369. Upon issuance, the notes were rated A3 by Moody’s Investors Service, Inc. (Moody’s), and A+ (on CreditWatch with negative implications) by Standard & Poor’s Rating Services (S&P). The interest rates payable on the notes are subject to adjustment as follows:
      Subsequent to issuance if the rating assigned to the notes by Moody’s changes to one of the ratings set forth below, the interest rate payable on that series of notes will increase by the additional interest rate set forth in the table below; similarly, if the rating assigned to the notes by S&P changes to one of the ratings set forth in the table below, the interest rate payable on that series of notes will increase again by the additional interest rate set forth in the table below:

Additional Interest Rate	Moody’s Rating	S&P Rating

0.25%	Baa1	BBB-
0.50%	Baa2	BBB
0.75%	Baa3	BBB-
1.00%	Baa1 or below	BB- or below
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
      On July 14, 2004, Moody’s lowered its rating of the notes to Baa1 and, accordingly, the interest payable on each note increased by 25 basis points, effective December 1, 2004. Therefore, effective on December 1, 2004, the interest rate payable on the notes due 2013 increased from 5.3 percent to 5.55 percent and the interest rate payable on the notes due 2033 increased from 6.5 percent to 6.75 percent. This adjustment to the interest rate payable on the notes will increase the Company’s interest expense by $6 annually.
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

Shelf Registration
      On May 11, 2004, the Company’s shelf registration, as amended, was declared effective by the Securities and Exchange Commission (SEC). The shelf registered for issuance up to $2 billion in various debt and equity securities. Subsequently, the Company issued $1.438 billion face amount of mandatory convertible preferred stock on August 10, 2004, under the shelf. As of December 31, 2004, $563 principal amount of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
securities remains registered and unissued. See Note 10 “Shareholder’s Equity” for additional information on the preferred stock issuance.

Changes in Credit Ratings
      On February 18, 2004, S&P downgraded the Company’s senior unsecured debt ratings to A- from A. At the same time, S&P also lowered the Company’s short-term corporate credit and commercial paper rating to A-2 from A-1. The Company’s S&P rating outlook remains negative.
      On March 3, 2004, S&P assigned the shelf registration a preliminary rating of A- for senior unsecured debt and a preliminary subordinated debt rating of BBB+.
      On April 29, 2004, Moody’s placed the Company’s senior unsecured credit rating of A3 on its Watchlist for possible downgrade based upon concerns related to market share declines, litigation risks and a high degree of reliance on the success of VYTORIN. On July 14, 2004, Moody’s lowered the Company’s senior unsecured credit rating from A3 to Baa1, lowered the Company’s senior unsecured shelf registration rating from (P)A3 to (P)Baa1, lowered the Company’s subordinated shelf registration rating from (P)Baa1 to (P)Baa2, lowered the Company’s cumulative and non-cumulative preferred stock shelf registration rating from (P)Baa2 to (P)Baa3, confirmed the Company’s P-2 commercial paper rating and removed the Company from the Watchlist. Moody’s rating outlook for the Company is negative.
      On November 20, 2003, Fitch Ratings (Fitch) downgraded the Company’s senior unsecured and bank loan ratings to A- from A+, and its commercial paper rating to F2 from F1. The Company’s Rating Outlook remained negative. In announcing the downgrade, Fitch noted that the sales decline in the Company’s leading product franchise, at that time the INTRON franchise, was greater than anticipated, and that it was concerned that total Company growth was reliant on the performance of two key growth drivers, ZETIA and REMICADE, in the near term. On August 4, 2004, Fitch affirmed the Company’s A- senior unsecured rating and bank loan rating and the F-2 commercial paper rating, and reiterated the negative outlook.

Commitments
      Total rent expense amounted to $100 in 2004, $91 in 2003 and $81 in 2002. Future annual minimum rental commitments on non-cancelable operating leases as of December 31, 2004, are as follows: 2005, $80; 2006, $65; 2007, $50; 2008, $43; 2009, $38; with aggregate minimum lease obligations of $41 due thereafter. As of December 31, 2004, the Company has commitments totaling $151 related to capital expenditures to be made in 2005.
9.     FINANCIAL INSTRUMENTS
      SFAS 133, “Derivative Instruments and Financial Hedging Activities” as amended, requires all derivatives to be recorded on the balance sheet at fair value. This accounting standard also provides that the effective portion of qualifying cash flow hedges be recognized in income when the hedged item affects income; that changes in the fair value of derivatives that qualify as fair value hedges, along with the change in the fair value of the hedged risk, be recognized as they occur; and that changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of qualifying hedges, be recognized in income as they occur.

Risks, Policy and Objectives
      The Company is exposed to market risk, primarily from changes in foreign currency exchange rates and, to a lesser extent, from interest rate and equity price changes. From time to time, the Company will hedge selective foreign currency risks with derivatives. Generally, however, management has not deemed it cost effective to engage in a formula-based program of hedging the profits and cash flows of foreign operations using derivative financial instruments. Because the Company’s foreign subsidiaries purchase significant

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
quantities of inventory payable in U.S. dollars, managing the level of inventory and related payables and the rate of inventory turnover provides a natural level of protection against adverse changes in exchange rates. Furthermore, the risk of adverse exchange rate change is mitigated by the fact that the Company’s foreign operations are widespread. On a limited basis, the Company will hedge selective exposures to mitigate interest rate risks.
      The Company mitigates credit risk on derivative instruments by dealing only with counterparties considered to be financially sound. Accordingly, the Company does not anticipate loss for non-performance. The Company does not enter into derivative instruments to generate trading profits.
      The table below presents the carrying values and estimated fair values for the Company’s financial instruments, including derivative financial instruments at December 31. Estimated fair values were determined based on market prices, where available, or dealer quotes.

	2004		2003

	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

ASSETS:
Cash and cash equivalents	$4,984	$4,984	$4,218	$4,218
Short-term investments	851	851	587	587
Long-term investments	153	157	177	182

LIABILITIES:
Short-term borrowings and current portion of long-term debt	1,569	1,569	1,023	1,023
Long-term debt	2,392	2,600	2,410	2,496
Interest rate swap contracts	—	—	1	1

Long-term Investments
      Long-term investments, which are included in other non-current assets, primarily consist of debt and equity securities held in non-qualified trusts to fund long-term employee benefit obligations, which are included as liabilities in the Consolidated Balance Sheets. These assets can only be used to fund the related liabilities.
      Long-term investments are classified as available for sale and are carried at fair value. Realized gains from the sale of securities classified as available for sale were $0 in 2004, $0 in 2003 and $43 in 2002. Proceeds from these sales totaled $0, $0 and $80, respectively. Realized gains are recorded in other expense (income), net.

Interest Rate Swap Contracts
      The Company has an interest rate swap arrangement in effect with a counterparty bank that is subject to credit rating triggers. The arrangement utilizes two long-term interest rate swap contracts, one between a foreign-based subsidiary of the Company and a bank and the other between a U.S. subsidiary of the Company and the same bank. The two contracts have equal and offsetting terms and are covered by a master netting arrangement. The contract involving the foreign-based subsidiary permits the subsidiary to prepay a portion of its future obligation to the bank, and the contract involving the U.S. subsidiary permits the bank to prepay a portion of its future obligation to the U.S. subsidiary. Interest is paid on the prepaid balances by both parties at market rates. Prepayments totaling $1.9 billion have been made under both contracts as of December 31, 2004.
      The arrangement originally provided that in the event the Company failed to maintain the required minimum credit ratings, the counterparty may terminate the transaction by designating an early termination

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
date not earlier than 36 months following the date of such notice to terminate. Both S&P’s and Moody’s current credit ratings are below the specified minimum. As of March 8, 2005, the counterparty has not given the Company notice to terminate.
      On December 1, 2004, the Company and the counterparty mutually agreed to amend the swap contracts. The Company and the counterparty have agreed to a phased termination of the arrangement, including repayment of all prepaid amounts based on an agreed schedule. The scheduled terminations and associated repayment of the prepaid amounts will begin no later than March 30, 2005, and will end no later than January 15, 2009.
      In addition, under the amended agreement, the 36-month grace period that previously applied in the event the counterparty gives notice of termination as a result of the Company’s failure to maintain the required minimum credit ratings has been extended to January 15, 2009. In the event that the counterparty gives the Company a termination notice under this provision, all scheduled terminations and associated payments will continue according to the agreed repayment schedule during the time between delivery of the termination notice and January 15, 2009.
      The provisions in the original arrangement, which also allowed the counterparty to give a 12-month notice to terminate the transaction if, on the 10th anniversary of the transaction (November 17, 2007), the Company’s credit ratings were not at least A2 by Moody’s and A by S&P, have been eliminated. In their place, the Company has accepted a new credit trigger which provides that the counterparty may terminate the transaction should the Company fail to maintain a long-term, U.S. dollar denominated, senior unsecured indebtedness rating of at least BBB by S&P or Baa2 by Moody’s. Termination under this provision would be on the later of November 16, 2007, or 60 days from the date the Company receives such notice to terminate. Should the Company fail to meet the minimum credit requirement resulting in an early termination under this provision, all scheduled swap terminations and associated payments will continue through the termination date.
      The Company may, at its option, accelerate the scheduled terminations and associated payments for a nominal fee. On February 28, 2005, the Company’s foreign-based subsidiary and U.S. subsidiary each gave notice to the counterparty to terminate the arrangement. Accordingly, all prepaid amounts will be repaid by the respective obligor. The Company will repay its U.S. obligation with funds repatriated under the American Jobs Creation Act of 2004.
      In 1991 and 1992, the Company utilized interest rate swaps as part of its international cash management strategy. The notional principal of the 1991 arrangement was $650, and the notional principal of the 1992 arrangement was $950. Both arrangements had 20-year terms. The fair value of these swaps was a liability of $1 at December 31, 2003. On May 10, 2004, all of the interest rate swaps related to the $650 and $950 swap arrangements were terminated, and the impact on the Company’s Statements of Consolidated Operations was not material.
10.     SHAREHOLDERS’ EQUITY
      The Company has authorized 50,000,000 shares of preferred stock that consists of: 12,000,000 preferred shares designated as Series A Junior Participating Preferred Stock, 28,750,000 preferred shares designated as 6% Mandatory Convertible Preferred Stock, and 9,250,000 preferred shares whose designations have not yet been determined.

Mandatory Convertible Preferred Stock
      On August 10, 2004, the Company issued 28,750,000 shares of 6% mandatory convertible preferred stock (the Preferred Stock) with a face value of $1.44 billion. Net proceeds to the Company were $1.4 billion after deducting commissions, discounts and other underwriting expenses. The proceeds are being used for general corporate purposes, including the reduction of commercial paper borrowings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The mandatory conversion date of the shares is September 14, 2007. On this date, each share will automatically convert into between 2.2451 and 2.7840 common shares of the Company depending on the average closing price of the Company’s common shares over a period immediately preceding the mandatory conversion date, as defined in the prospectus. The preferred shareholders may elect to convert at any time prior to September 14, 2007, at the minimum conversion ratio of 2.2451 common shares per share of the Preferred Stock. Additionally, if at any time prior to the mandatory conversion date, the closing price of the Company’s common shares exceeds $33.41 (for at least 20 trading days within a period of 30 consecutive trading days), the Company may elect to cause the conversion of all, but not less than all, of the Preferred Stock then outstanding at the same minimum conversion ratio of 2.2451 common shares for each preferred share.
      The Preferred Stock accrues dividends at an annual rate of 6 percent on shares outstanding. The dividends are cumulative from the date of issuance and, to the extent the Company is legally permitted to pay dividends and the Board of Directors declares a dividend payable, the Company will pay dividends on each dividend payment date. The dividend payment dates are March 15, June 15, September 15 and December 15, with the first dividend having been paid on December 15, 2004.

Treasury Stock
      A summary of treasury share transactions for the year ended December 31 is as follows:

	2004	2003	2002

	(Shares in millions)
Share balance at January 1	559	562	565
Shares issued under stock incentive plans	(4)	(3)	(3)

Share balance at December 31	555	559	562

Preferred Share Purchase Rights
      The Company has Preferred Share Purchase Rights outstanding that are attached to and presently only trade with the Company’s common shares and are not exercisable. The rights will become exercisable only if a person or group acquires 20 percent or more of the Company’s common stock or announces a tender offer that, if completed, would result in ownership by a person or group of 20 percent or more of the Company’s common stock. Should a person or group acquire 20 percent or more of the Company’s outstanding common stock through a merger or other business combination transaction, each right will entitle its holder (other than such acquirer) to purchase common shares of Schering-Plough having a market value of twice the exercise price of the right. The exercise price of the rights is $100.
      Following the acquisition by a person or group of beneficial ownership of 20 percent or more but less than 50 percent of the Company’s common stock, the Board of Directors may call for the exchange of the rights (other than rights owned by such acquirer), in whole or in part, at an exchange ratio of one common share or one two-hundredth of a share of Series A Junior Participating Preferred Stock per right. Also, prior to the acquisition by a person or group of beneficial ownership of 20 percent or more of the Company’s common stock, the rights are redeemable for $.005 per right at the option of the Board of Directors. The rights will expire on July 10, 2007, unless earlier redeemed or exchanged. The Board of Directors is also authorized to reduce the 20 percent thresholds referred to above to not less than the greater of (i) the sum of .001 percent and the largest percentage of the outstanding shares of common stock then known to the Company to be beneficially owned by any person or group of affiliated or associated persons and (ii) 10 percent, except that, following the acquisition by a person or group of beneficial ownership of 20 percent or more of the Company’s common stock, no such reduction may adversely affect the interests of the holders of the rights.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11.     INSURANCE COVERAGE
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
12.     STOCK INCENTIVE PLANS
      Under the terms of the Company’s 2002 Stock Incentive Plan, which was approved by the Company’s shareholders, 72 million of the Company’s common shares may be granted as stock options or awarded as deferred stock units to officers and certain employees of the Company through December 2007. As of December 31, 2004, 27 million options and deferred stock units remain available for future year grants under the 2002 Stock Incentive Plan. Option exercise prices equal the market price of the common shares at their grant dates. Options expire no later than 10 years after the date of grant. Standard options granted in 2004 had a three-year vesting term, while those granted in 2003 and prior generally had a one-year vesting term. Other option grants vest over longer periods ranging from three to nine years. Deferred stock units are payable in an equivalent number of common shares; the shares are distributable in a single installment or in three or five equal annual installments generally commencing three years from the date of the award.
      The following table summarizes stock option activity over the past three years under the current and prior plans, all of which have been approved by the Company’s shareholders:

		2004		2003		2002
		Weighted-		Weighted-		Weighted-
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Options	Price	Options	Price	Options	Price

	(Number of options in millions)
Outstanding at January 1	71	$30.15	54	$35.40	50	$35.18
Granted	19	18.12	23	17.57	8	34.21
Exercised	(2)	12.12	(1)	9.40	(1)	11.64
Canceled or expired	(9)	32.37	(5)	33.19	(3)	40.31

Outstanding at December 31	79	$27.43	71	$30.15	54	$35.40

Exercisable at December 31	50	$32.07	43	$34.94	35	$34.48

      Summarized information about stock options outstanding and exercisable at December 31, 2004 is as follows:

		Outstanding
				Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
	of	Term in	Exercise	of	Exercise
Exercise Price Range	Options	Years	Price	Options	Price

		(Number of options in millions)
Under $20	46	7.4	$17.49	19	$16.99
$20 to $30	1	7.6	24.46	—	24.85
$30 to $40	16	5.2	36.56	16	36.61
Over $40	16	5.3	46.35	15	46.39

	79			50

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In 2004, 2003 and 2002, the Company awarded deferred stock units totaling 3.4 million, 3.2 million and 2.9 million, respectively.
13.     RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS
      The Company has defined benefit pension plans covering eligible employees in the U.S. and certain foreign countries, and the Company provides post-retirement health care benefits to its eligible U.S. retirees and their dependents. The measurement date for the majority of these plans is December 31.
      Net pension expense in 2004 was $132 compared with net pension expense in 2003 of $117. It is estimated that a one-half percent reduction in the expected long-term rate of return on consolidated plan assets would increase pension expense by approximately $7. It is estimated that a one-half percent reduction in the discount rate would increase pension expense by approximately $19.
      Also, at December 31, 2004, the Company has an unrecognized net actuarial loss of $636. Gains and losses arise primarily from plan assets earning more or less than the long-term expected rate of return and from changes in pension discount rates. If there were no gains in the future to offset the $636 net unrecognized loss, amortization of these losses would ultimately increase annual pension expense by approximately $32.
      The components of net pension and other post-retirement benefits expense were as follows:

				Post-retirement Health
	Retirement Plans			Care Benefits

	2004	2003	2002	2004	2003	2002

Service cost	$91	$71	$60	$13	$9	$7
Interest cost	102	85	79	22	18	15
Expected return on plan assets	(115)	(118)	(114)	(16)	(18)	(19)
Amortization, net	27	(1)	(2)	2	—	(1)
Termination benefits(1)	18	70	—	2	9	—
Curtailment(1)	—	8	—	—	46	—
Settlement(1)	9	2	—	—	—	—

Net pension and other post-retirement benefits expense	$132	$117	$23	$23	$64	$2

(1)	Termination benefits, curtailment and settlement costs in 2004 and 2003 primarily relate to the matters discussed in Note 2 “Special Charges.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of the changes in the benefit obligations were as follows:

			Post-retirement
			Health Care
	Retirement Plans		Benefits

	2004	2003	2004	2003

Benefit obligations at January 1	$1,822	$1,378	$431	$265
Service cost	91	71	13	9
Interest cost	102	85	22	18
Assumption changes	10	43	—	—
Effects of exchange rate changes	41	48	—	—
Benefits paid	(119)	(98)	(20)	(15)
Actuarial losses	34	138	44	97
Plan amendments	8	63	(33)	—
Medicare Act subsidy	—	—	(48)	—
Termination benefits(1)	6	83	—	11
Curtailment(1)	—	8	—	46
Settlement(1)	—	3	—	—

Benefit obligations at December 31	$1,995	$1,822	$409	$431

Benefit obligations of over- funded plans	$11	$17	$—	$—
Benefit obligations of under- funded plans	1,984	1,805	409	431

(1)	Termination benefits, Curtailment and Settlement costs in 2004 and 2003 primarily relate to the matters discussed in Note 2 “Special Charges”.
      The components of the changes in plan assets were as follows:

			Post-retirement
			Health Care
	Retirement Plans		Benefits

	2004	2003	2004	2003

Fair value of plan assets, primarily stocks and bonds, at January 1	$1,319	$1,090	$200	$176
Actual gain (loss) on plan assets	113	192	17	39
Contributions	82	99	—	—
Effects of exchange rate changes	34	36	—	—
Benefits paid	(119)	(98)	(20)	(15)

Fair value of plan assets at December 31	$1,429	$1,319	$197	$200

Plan assets of over-funded plans	$12	$18	$—	$—
Plan assets of under-funded plans	1,417	1,301	197	200
      In addition to the plan assets indicated above, at December 31, 2004 and 2003, securities of $71 and $79, respectively, were held in non-qualified trusts designated to provide pension benefits for certain under-funded plans.
      At December 31, 2004 and 2003, the accumulated benefit obligation for the retirement plans was $1,672 and $1,531, respectively. The aggregated accumulated benefit obligation and fair value of plan assets for retirement plans with an accumulated benefit obligation in excess of plan assets is $1,331 and $1,029, respectively, at December 31, 2004, and $1,245 and $995, respectively, at December 31, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Contributions to the retirement plans and for post-retirement health care benefits in 2005 are currently estimated to be approximately $50.
      The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

		Post-retirement
	Retirement	Health Care
	Plans	Benefits(1)

2005	$87	$23
2006	85	24
2007	86	25
2008	90	26
2009	93	27
Years 2010-2014	588	149

(1)	Expected benefit payments have not been reduced for expected subsidy payments under the Medicare Act of $0, $2, $2, $2, $3 and $15 in 2005, 2006, 2007, 2008, 2009 and 2010-2014, respectively.
      The following is a reconciliation of the funded status of the plans to the Company’s balance sheet:

			Post-retirement
			Health Care
	Retirement Plans		Benefits

	2004	2003	2004	2003

Benefit obligations in excess of plan assets	$(566)	$(503)	$(212)	$(231)
Unrecognized net transition assets	—	(2)	—	—
Unrecognized prior service costs	78	75	(2)	(2)
Unrecognized net actuarial loss	636	628	133	175

Net assets at December 31	$148	$198	$(81)	$(58)

      Amounts recognized in the balance sheet consist of:

			Post-retirement
			Health Care
	Retirement Plans		Benefits

	2004	2003	2004	2003

Prepaid benefit cost	$124	$107	$—	$—
Accrued benefit cost	(312)	(258)	(81)	(58)
Intangible assets	49	48	—	—
Accumulated other comprehensive income	287	301	—	—

Net assets at December 31	$148	$198	$(81)	$(58)

      As of December 31, 2004 and 2003, the Company’s additional minimum pension liability was $335 and $349, respectively, primarily related to domestic retirement plans. This resulted in an adjustment to accumulated other comprehensive income, net of tax, of $(14) and $178 in 2004 and 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The consolidated weighted-average assumptions used to determine benefit obligations at December 31 were:

			Post-retirement
	Retirement		Health Care
	Plans		Benefits

	2004	2003	2004	2003

Discount rate	5.6%	5.7%	6.0%	6.0%
Rate of increase in future compensation	3.9%	3.9%	N/A	N/A
      The consolidated weighted-average assumptions used to determine net cost for the years ended December 31 were:

			Post-retirement
	Retirement		Health Care
	Plans		Benefits

	2004	2003	2004	2003

Discount rate	5.7%	6.3%	6.0%	6.7%
Long-term expected rate of return on plan assets	7.6%	8.5%	7.5%	8.0%
Rate of increase in future compensation	3.9%	3.9%	N/A	N/A
      The long-term expected rate of return on plan assets is derived proportionally from return assumptions determined for each of the major asset classes, principally equities, fixed income and real estate. The return expectations for each of these asset classes are based largely on assumptions about economic growth and inflation, which are supported by long-term historical data.
      The weighted-average assumed health care cost inflation rate used for post-retirement measurement purposes is 10 percent for 2005, trending down to 4.5 percent by 2011. A 1 percent increase in the assumed health care cost trend rate would increase combined post-retirement service and interest cost by $7 and the post-retirement benefit obligation by $55. A 1 percent decrease in the assumed health care cost trend rate would decrease combined post-retirement service and interest cost by $6 and the post-retirement benefit obligation by $45.
      In accordance with FASB Staff Position 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act), the Company began accounting for the effect of the federal subsidy under the Medicare Act in the third quarter of 2004. As a result, the Company’s accumulated benefit obligation for other post-retirement benefits was reduced by $48, and the Company’s net other post-retirement benefits expense was reduced by $7 during 2004. The reduction in the other post-retirement benefits expense consists of reductions in service cost, interest cost and net amortization of $2, $3 and $2, respectively.

Plan Assets at Fair Value
      The asset allocation for the consolidated retirement plans at December 31, 2004 and 2003, and the target allocation for 2005 are as follows:

		Percentage of
		Plan Assets at
	Target	December 31,
	Allocation
Asset Category	2005	2004	2003

Equity Securities	59%	60%	62%
Debt Securities	34	33	31
Real Estate	7	7	7

Total	100%	100%	100%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The asset allocation for the post-retirement health care benefit trusts at December 31, 2004 and 2003, and the target allocation for 2005 are as follows:

		Percentage of
		Plan Assets at
	Target	December 31,
	Allocation
Asset Category	2005	2004	2003

Equity Securities	70%	74%	78%
Debt Securities	30	26	22

Total	100%	100%	100%

      The Company’s investments related to these plans are broadly diversified, consisting primarily of equities and fixed income securities, with an objective of generating long-term investment returns that are consistent with an acceptable level of overall portfolio market value risk.
      In 2003 and 2002, the Company had a defined contribution profit-sharing plan covering substantially all its full-time domestic employees who have completed one year of service. The annual contribution was determined by a formula based on the Company’s income, shareholders’ equity and participants’ compensation. Profit-sharing expense totaled $98 in 2002. There was no profit sharing contribution in 2003 as determined by the formula described above. The Company no longer makes contributions to this plan.
      In 2004, the Company began to make contributions to an existing defined contribution savings plan equal to 3 percent of eligible employee earnings, plus a matching of up to 2 percent of eligible employee earnings based on employee contributions to this plan. The total Company contributions to this plan in 2004 were $48.

14.	CONSENT DECREE
      On May 17, 2002, Schering-Plough announced that it had reached an agreement with the FDA for a consent decree to resolve issues involving Schering-Plough’s compliance with current Good Manufacturing Practices (cGMP) at certain manufacturing facilities in New Jersey and Puerto Rico. The U.S. District Court for the District of New Jersey approved and entered the consent decree on May 20, 2002.
      Under terms of the consent decree, Schering-Plough agreed to pay a total of $500 to the U.S. government in two equal installments of $250; the first installment was paid in May 2002, and the second installment was paid in May 2003. As previously reported, Schering-Plough accrued a $500 provision for this consent decree in the fourth quarter of 2001.
      The consent decree requires Schering-Plough to complete a number of actions, including comprehensive cGMP Work Plans for Schering-Plough’s manufacturing facilities in New Jersey and Puerto and revalidation of the finished drug products and bulk active pharmaceutical ingredients manufactured at those facilities.
      Under the decree, the scheduled completion dates are December 31, 2005, for cGMP Work Plans; September 30, 2005, for revalidation programs for bulk active pharmaceutical ingredients; and December 31, 2005, for revalidation programs for finished drugs.
      The cGMP Work Plans contain a number of Significant Steps whose timely and satisfactory completion are subject to payments of $15 thousand per business day for each deadline missed. These payments may not exceed $25 for 2002, and $50 for each of the years 2003, 2004 and 2005. These payments are subject to an overall cap of $175.
      In general, the timely and satisfactory completions of the revalidations are subject to payments of $15 thousand per business day for each deadline missed, subject to the caps described above. However, if a product scheduled for revalidation has not been certified as having been validated by the last date on the validation schedule, the FDA may assess a payment of 24.6 percent of the net domestic sales of the uncertified product until the validation is certified. Further, in general, if a product scheduled for revalidation under the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
consent decree is not certified within six months of its scheduled date, Schering-Plough must cease production of that product until certification is obtained.
      The completion of the Significant Steps in the Work Plans and the completion of the revalidation programs are subject to third-party expert certification, as well as the FDA’s acceptance of such certification.
      The consent decree provides that if Schering-Plough believes that it may not be able to meet a deadline, Schering-Plough has the right, upon the showing of good cause, to request extensions of deadlines in connection with the cGMP Work Plans and revalidation programs. However, there is no guarantee that the FDA will grant any such requests.
      Although Schering-Plough believes it has made significant progress in meeting its obligations under the consent decree, it is possible that (1) Schering-Plough may fail to complete a Significant Step or a revalidation by the prescribed deadline; (2) the third-party expert may not certify the completion of the Significant Step or revalidation; or (3) the FDA may disagree with an expert’s certification of a Significant Step or revalidation. In such a case, it is possible that the FDA may assess payments as described above.
      Schering-Plough would expense any payments assessed under the decree if and when incurred.

15.	SEGMENT INFORMATION
      The Company has three reportable segments: Prescription Pharmaceuticals, Consumer Health Care and Animal Health. The segment sales and profit data that follow are consistent with the Company’s current management reporting structure. The Prescription Pharmaceuticals segment discovers, develops, manufactures and markets human pharmaceutical products. The Consumer Health Care segment develops, manufactures and markets OTC, foot care and sun care products. The Animal Health segment discovers, develops, manufactures and markets animal health products.

Net sales by segment:

	Year Ended December 31,

	2004	2003	2002

Prescription Pharmaceuticals	$6,417	$6,611	$8,745
Consumer Health Care	1,085	1,026	758
Animal Health	770	697	677

Consolidated net sales	$8,272	$8,334	$10,180

Profit by segment:

	Year Ended December 31,

	2004	2003	2002

Prescription Pharmaceuticals	$13	$513	$2,548
Consumer Health Care	234	199	169
Animal Health	88	86	93
Corporate and other	(503)	(844)	(247)

Consolidated (loss)/profit before tax	$(168)	$(46)	$2,563

      Corporate and other includes interest income and expense, foreign exchange gains and losses, headquarters expenses, special charges and other miscellaneous items. The accounting policies used for segment reporting are the same as those described in Note 1 “Summary of Significant Accounting Policies.”
      In 2004, Corporate and other includes Special charges of $153, including $119 of employee termination costs, as well as $27 of asset impairment charges and $7 of closure costs primarily related to the exit from a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
small European research-and-development facility (see Note 2 “Special Charges” for additional information). It is estimated that the charges relate to the reportable segments as follows: Prescription Pharmaceuticals — $135, Consumer Health Care — $3, Animal Health — $2 and Corporate and other — $13.
      In 2003, Corporate and other includes Special charges of $599, including $179 of employee termination costs, a $350 provision to increase litigation reserves, and $70 of asset impairment charges (see Note 2 “Special Charges” for additional information). It is estimated that the charges relate to the reportable segments as follows: Prescription Pharmaceuticals — $515, Consumer Health Care — $25, Animal Health — $4 and Corporate and other — $55.

Net Sales by Major Product:

	2004	2003	2002

Prescription Pharmaceuticals	$6,417	$6,611	$8,745
REMICADE	746	540	337
CLARINEX/AERIUS	692	694	598
NASONEX	594	500	523
PEG-INTRON	563	802	1,015
TEMODAR	459	324	278
INTEGRILIN	325	306	304
CLARITIN Rx	321	328	1,802
INTRON A	318	409	533
REBETOL	287	639	1,222
SUBUTEX	185	144	103
ELOCON	168	154	165
CAELYX	150	111	71
Other pharmaceutical	1,609	1,660	1,794

Consumer Health Care	1,085	1,026	758
OTC (includes OTC CLARITIN sales in 2004 and 2003 of $419 and $432, respectively)	578	588	275
Foot care	331	292	290
Sun care	176	146	193

Animal Health	770	697	677

Consolidated net sales	$8,272	$8,334	$10,180

Net Sales by Geographic Area:

	2004	2003	2002

United States	$3,219	$3,559	$5,761
Europe and Canada	3,595	3,410	2,923
Latin America	782	716	740
Pacific Area and Asia	676	649	756

Consolidated net sales	$8,272	$8,334	$10,180

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company has subsidiaries in more than 50 countries outside the U.S. No single foreign country, except for France, Italy and Japan, accounted for 5 percent or more of consolidated net sales during the past three years. Net sales are presented in the geographic area in which the Company’s customers are located.

	2004		2003		2002

Total International Sales	$5,053	61%	$4,775	57%	$4,419	43%

France	729	9%	691	8%	613	6%
Italy	443	5%	436	5%	339	3%
Japan	385	5%	414	5%	524	5%

Net Sales by Customer:

	2004		2003		2002

McKesson Corporation	$868	10%	$667	8%	$2,092	21%
AmeriSourceBergen Corporation	589	7%	771	9%	1,101	11%
      No single customer, except for McKesson Corporation and AmeriSourceBergen Corporation, two major pharmaceutical and health care products distributors, accounted for 10 percent or more of consolidated net sales during the past three years.

Long-lived Assets by Geographic Location:

	2004	2003	2002

United States	$2,447	$2,507	$2,477
Ireland	449	444	430
Singapore	884	828	668
Puerto Rico	298	317	300
Other	768	726	613

Total	$4,846	$4,822	$4,488

      Long-lived assets shown by geographic location are primarily property.
      Sales of products comprising 10 percent or more of the Company’s U.S. or international sales for the year ended December 31, 2004, were as follows:

	U.S.	International

REMICADE	$—	$746
CLARINEX	420	272
OTC CLARITIN	403	16
NASONEX	353	242
      Schering-Plough net sales do not include sales of VYTORIN and ZETIA that are marketed in partnership with Merck, as the Company accounts for this joint venture under the equity method of accounting. See Note 3 “Equity Income From Cholesterol Joint Venture.”
      The Company does not disaggregate assets on a segment basis for internal management reporting and, therefore, such information is not presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	LEGAL, ENVIRONMENTAL AND REGULATORY MATTERS

Background
      The Company is involved in various claims, investigations and legal proceedings.
      The Company records a liability for contingencies when it is probable that a liability has been incurred and the amount can be reasonably estimated. The Company adjusts its liabilities for contingencies to reflect the current best estimate of probable loss or minimum liability as the case may be. Where no best estimate is determinable the company records the minimum amount within the most probable range of its liability. Expected insurance recoveries have not been considered in determining the amounts of recorded liabilities for environmental-related matters.
      If the Company believes that a loss contingency is reasonably possible, rather than probable, or the amount of loss cannot be estimated, no liability is recorded. However, where a liability is reasonably possible, disclosure of the loss contingency is made.
      The Company reviews the status of the matters discussed in the remainder of this Note on an ongoing basis. From time to time, the Company may settle or otherwise resolve these matters on terms and conditions management believes are in the best interests of the Company. Resolution of any or all of the items discussed in the remainder of this Note, individually or in the aggregate, could have a material adverse effect on the Company’s results of operations, cash flows or financial condition.
      Resolution (including settlements) of matters of the types set forth in the remainder of this Note, and in particular under Investigations, frequently involve fines and penalties of an amount that would be material to its financial condition, cash flows or results of operations. Resolution of such matters may also involve injunctive or administrative remedies that would adversely impact the business such as exclusion from government reimbursement programs, which in turn would have a material adverse impact on the business, future financial condition, cash flows or the results of operations. There are no assurances that the Company will prevail in any of the matters discussed in the remainder of this Note, that settlements can be reached on acceptable terms (including the scope of the release provided and the absence of injunctive or administrative remedies that would adversely impact the business such as exclusion from government reimbursement programs) or in amounts that do not exceed the amounts reserved. Even if an acceptable settlement were to be reached, there can be no assurance that further investigations or litigations will not be commenced raising similar issues, potentially exposing the Company to additional material liabilities. The outcome of the matters discussed below under Investigations could include the commencement of civil and/or criminal proceedings involving the imposition of substantial fines, penalties and injunctive or administrative remedies, including exclusion from government reimbursement programs. Total liabilities reserved reflect an estimate (and in the case of the Investigations, an estimate of the minimum liability), and any final settlement or adjudication of any of these matters could possibly be less than, or could materially exceed the liabilities recorded in the financial statements and could have a material adverse impact on the Company’s financial condition, cash flows or operations. Further, the Company cannot predict the timing of the resolution of these matters or their outcomes.
      Except for the matters discussed in the remainder of this Note, the recorded liabilities for contingencies at December 31, 2004, and the related expenses incurred during the year ended December 31, 2004, were not material. In the opinion of management, based on the advice of legal counsel, the ultimate outcome of these matters, except matters discussed in the remainder of this Note, will not have a material impact on the Company’s results of operations, cash flows or financial condition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During 2002 and 2003, the Company increased its litigation contingent liabilities by $500 as a result of the investigations by the U.S. Attorney’s Office for the District of Massachusetts and the U.S. Attorney’s Office for the Eastern District of Pennsylvania. As noted below the Pennsylvania investigation has been settled and payments have been made. The Company previously recorded a liability of approximately $250 related to the Massachusetts investigation. It is reasonably possible that a settlement of the Massachusetts investigation could involve amounts materially in excess of this accrual. This could have a material adverse impact on the Company’s financial condition, cash flows or operations. As required by U.S. GAAP, since the Company cannot reasonably estimate the potential final resolution, the Company has recognized the estimated minimum liability for the Massachusetts investigation.

Patent Matters
      DR. SCHOLL’S FREEZE AWAY Patent. On July 26, 2004, OraSure Technologies filed an action in the U.S. District Court for the Eastern District of Pennsylvania alleging patent infringement by Schering-Plough HealthCare Products by its sale of DR. SCHOLL’S FREEZE AWAY wart removal product. The complaint seeks a permanent injunction and unspecified damages, including treble damages. The FREEZE AWAY product was launched in March 2004. Net sales of this product in 2004 totaled approximately $20.

Investigations
      Pennsylvania Investigation. On July 30, 2004, Schering-Plough Corporation, the U.S. Department of Justice and the U.S. Attorney’s Office for the Eastern District of Pennsylvania announced settlement of the previously disclosed investigation by that Office. Under the settlement, Schering Sales Corporation, an indirect wholly owned subsidiary of Schering-Plough Corporation, pled guilty to a single federal criminal charge concerning a payment to a managed care customer. In connection with the settlement:

•	The aggregate settlement amount was $345.5 in fines and damages. Schering-Plough Corporation was credited with $53.6 that was previously paid in additional Medicaid rebates, leaving a net settlement amount of $291.9. The $291.9 plus interest was paid in 2004.

•	Schering Sales Corporation will be excluded from participating in federal health care programs. The settlement will not affect the ability of Schering-Plough Corporation to participate in those programs.

•	Schering-Plough Corporation entered into a five-year corporate integrity agreement with the Office of the Inspector General of the Department of Health and Human Services, under which Schering-Plough Corporation agreed to implement specific measures to promote compliance with regulations on issues such as marketing. Failure to comply can result in financial penalties.
      The Company cannot predict the impact of this settlement, if any, on other outstanding investigations.
      Massachusetts Investigation. The U.S. Attorney’s Office for the District of Massachusetts is investigating a broad range of the Company’s sales, marketing and clinical trial practices and programs along with those of Warrick Pharmaceuticals (Warrick), the Company’s generic subsidiary.
      Schering-Plough has disclosed that, in connection with this investigation, on May 28, 2003, Schering Corporation, a wholly owned and significant operating subsidiary of Schering-Plough, received a letter (the Boston Target Letter) from that Office advising that Schering Corporation (including its subsidiaries and divisions) is a target of a federal criminal investigation with respect to four areas:

1. Providing remuneration, such as drug samples, clinical trial grants and other items or services of value, to managed care organizations, physicians and others to induce the purchase of Schering pharmaceutical products;

2. Sale of misbranded or unapproved drugs, which the Company understands to mean drugs promoted for indications for which approval by the U.S. FDA had not been obtained (so-called off-label uses);

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Submitting false pharmaceutical pricing information to the government for purposes of calculating rebates required to be paid to the Medicaid program, by failing to include prices of a product manufactured and sold under a private label arrangement with a managed care customer as well as the prices of free and nominally priced goods provided to that customer to induce the purchase of Schering products; and

4. Document destruction and obstruction of justice relating to the government’s investigation.
      A target is defined in Department of Justice guidelines as a person as to whom the prosecutor or the grand jury has substantial evidence linking him or her to the commission of a crime and who, in the judgment of the prosecutor, is a putative defendant (U.S. Attorney’s Manual, Section 9-11.151).
      The Company has implemented certain changes to its sales, marketing and clinical trial practices and is continuing to review those practices to ensure compliance with relevant laws and regulations. The Company is cooperating with this investigation.
      See information about prior increases to the liabilities reserved in the financial statements, including in relation to this investigation, under Litigation Charges in Note 2, “Special Charges” and additional information about such reserves and the other potential impacts of the outcome of this investigation in the Background section of this Note.
      The Company previously recorded a liability of approximately $250 related to this investigation. It is reasonably possible that a settlement of the investigation could involve amounts materially in excess of this accrual. This could have a material adverse impact on the Company’s financial condition, cash flows or operations. As required by U.S. GAAP, since the Company cannot reasonably estimate the potential final resolution, the Company has recognized the estimated minimum liability.
      NITRO-DUR Investigation. In August 2003, the Company received a civil investigative subpoena issued by the Office of Inspector General of the U.S. Department of Health and Human Services seeking documents concerning the Company’s classification of NITRO-DUR for Medicaid rebate purposes, and the Company’s use of nominal pricing and bundling of product sales. The Company is cooperating with the investigation. It appears that the subpoena is one of a number addressed to pharmaceutical companies concerning an inquiry into issues relating to the payment of government rebates.

Pricing Matters
      AWP Investigations. The Company continues to respond to investigations by the Department of Health and Human Services, the Department of Justice and certain states into industry and Company practices regarding average wholesale price (AWP). These investigations include a Department of Justice review of the merits of a federal action filed by a private entity on behalf of the U.S. in the U.S. District Court for the Southern District of Florida, as well as an investigation by the U.S. Attorney’s Office for the District of Massachusetts, regarding, inter alia, whether the AWP set by pharmaceutical companies for certain drugs improperly exceeds the average prices paid by dispensers and, as a consequence, results in unlawful inflation of certain government drug reimbursements that are based on AWP. In March 2001, the Company received a subpoena from the Massachusetts Attorney General’s office seeking documents concerning the use of AWP and other pricing and/or marketing practices. The Company has also responded to subpoenas from the Attorney General of California concerning these matters. The Company is cooperating with these investigations. The outcome of these investigations could include the imposition of substantial fines, penalties and injunctive or administrative remedies.
      Prescription Access Litigation. In December 2001, the Prescription Access Litigation project (PAL), a Boston-based group formed in 2001 to litigate against drug companies, filed a class action suit in Federal Court in Massachusetts against the Company. In September 2002, a consolidated complaint was filed in this court as a result of the coordination by the Multi-District Litigation Panel of all federal court AWP cases from throughout the country. The consolidated complaint alleges that the Company and Warrick Pharmaceuticals,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the Company’s generic subsidiary, conspired with providers to defraud consumers by reporting fraudulently high AWPs for prescription medications reimbursed by Medicare or third-party payers. The complaint seeks a declaratory judgment and unspecified damages, including treble damages.
      Included in the litigation described in the prior paragraph are lawsuits that allege that the Company and Warrick reported inflated AWPs for prescription pharmaceuticals and thereby caused state and federal entities and third-party payers to make excess reimbursements to providers. Some of these actions also allege that the Company and Warrick failed to report accurate prices under the Medicaid Rebate Program and thereby underpaid rebates to some states. Some cases filed by State Attorneys General also seek to recover on behalf of citizens of the State and entities located in the State for excess payments as a result of inflated AWPs. These actions, which began in October 2001, have been brought by state Attorneys General, private plaintiffs, nonprofit organizations and employee benefit funds. They allege violations of federal and state law, including fraud, antitrust, Racketeer Influenced Corrupt Organizations Act (RICO) and other claims. During the first quarter of 2004, the Company and Warrick were among five groups of companies put on an accelerated discovery track in the proceeding. In addition, Warrick and the Company are defendants in a number of such lawsuits in state courts. The actions are generally brought by states and/or political subdivisions and seek unspecified damages, including treble and punitive damages.

Securities and Class Action Litigation
      On February 15, 2001, the Company stated in a press release that the FDA had been conducting inspections of the Company’s manufacturing facilities in New Jersey and Puerto Rico and had issued reports citing deficiencies concerning compliance with current Good Manufacturing Practices, primarily relating to production processes, controls and procedures. The next day, February 16, 2001, a lawsuit was filed in the U.S. District Court for the District of New Jersey against the Company and certain named officers alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Additional lawsuits of the same tenor followed. These complaints were consolidated into one action in the U.S. District Court for the District of New Jersey, and a lead plaintiff, the Florida State Board of Administration, was appointed by the Court on July 2, 2001. On October 11, 2001, a consolidated amended complaint was filed, alleging the same violations described in the second sentence of this paragraph and purporting to represent a class of shareholders who purchased shares of Company stock from May 9, 2000, through February 15, 2001. The complaint seeks compensatory damages on behalf of the class. The Company’s motion to dismiss the consolidated amended complaint was denied on May 24, 2002. On October 10, 2003, the Court certified the shareholder class. Discovery is ongoing.
      In addition to the lawsuits described in the immediately preceding paragraph, two lawsuits were filed in the U.S. District Court for the District of New Jersey, and two lawsuits were filed in New Jersey state court against the Company (as a nominal defendant) and certain officers, directors and a former director seeking damages on behalf of the Company, including disgorgement of trading profits made by defendants allegedly obtained on the basis of material non-public information. The complaints in each of those four lawsuits relate to the issues described in the Company’s February 15, 2001, press release, and allege a failure to disclose material information and breach of fiduciary duty by the directors. One of the federal court lawsuits also includes allegations related to the investigations by the U.S. Attorney’s Offices for the Eastern District of Pennsylvania and the District of Massachusetts, the FTC’s administrative proceeding against the Company, and the lawsuit by the state of Texas against Warrick, the Company’s generic subsidiary. The U.S. Attorney’s investigations and the FTC proceeding are described herein. The Texas litigation is described in previously filed 10-Ks and 10-Qs. Each of these lawsuits is a shareholder derivative action that purports to assert claims on behalf of the Company, but as to which no demand was made on the Board of Directors and no decision had been made on whether the Company can or should pursue such claims. In August 2001, the plaintiffs in each of the New Jersey state court shareholder derivative actions moved to dismiss voluntarily the complaints in those actions, which motions were granted. The two shareholder derivative actions pending in the U.S. District Court for the District of New Jersey have been consolidated into one action, which is in its very

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
early stages. On January 2, 2002, the Company received a demand letter dated December  26, 2001, from a law firm not involved in the derivative actions described above, on behalf of a shareholder who also is not involved in the derivative actions, demanding that the Board of Directors bring claims on behalf of the Company based on allegations substantially similar to those alleged in the derivative actions. On January 22, 2002, the Board of Directors adopted a Board resolution establishing an Evaluation Committee, consisting of three directors, to investigate, review and analyze the facts and circumstances surrounding the allegations made in the demand letter and the consolidated amended derivative action complaint described above, but reserving to the full Board authority and discretion to exercise its business judgment in respect of the proper disposition of the demand. The Committee engaged independent outside counsel to advise it and issued a report on the findings of its investigation to the independent directors of the Board in late October 2002. That report determined that the shareholder demand should be refused, and finding no liability on the part of any officers or directors. In November 2002, the full Board adopted the recommendation of the Evaluation Committee.
      The Company is a defendant in a number of purported nationwide or state class action lawsuits in which plaintiffs seek a refund of the purchase price of laxatives or phenylpropanolamine-containing cough/cold remedies (PPA products) they purchased. Other pharmaceutical manufacturers are co-defendants in some of these lawsuits. In general, plaintiffs claim that they would not have purchased or would have paid less for these products had they known of certain defects or medical risks attendant with their use. In the litigation of the claims relating to the Company’s PPA products, courts in the national class action suit and several state class action suits have denied certification and dismissed the suits. A similar application to deny class certification in New Jersey, the only remaining statewide class action suit involving the Company, was granted on September 30, 2004. Approximately 96 individual lawsuits relating to the laxative products, PPA products and recalled albuterol/VANCERIL/VANCENASE inhalers are also pending against the Company seeking recovery for personal injuries or death. In a number of these lawsuits punitive damages are claimed.
      Litigation filed in 2003 in the U.S. District Court in New Jersey alleging that the Company, Richard Jay Kogan, the Company’s Employee Savings Plan (Plan) administrator, several current and former directors, and certain corporate officers breached their fiduciary obligations to certain participants in the Plan. The complaint seeks damages in the amount of losses allegedly suffered by the Plan. The complaint was dismissed on June 29, 2004. The plaintiffs’ appeal is pending.
      A 2003 lawsuit filed in the New Jersey Superior Court, Chancery Division, Union County alleging breach of fiduciary duty by the outside directors relating to the Company’s receipt of the Boston Target Letter (described under the Investigations section in this Note) was dismissed in September 2004 upon consent of the parties.

Antitrust and FTC Matters
      K-DUR. K-DUR is Schering-Plough’s long-acting potassium chloride product supplement used by cardiac patients. Schering-Plough had settled patent litigation with Upsher-Smith, Inc. (Upsher-Smith) and ESI Lederle, Inc. (Lederle), which had related to generic versions of K-DUR for which Lederle and Upsher Smith had filed Abbreviated New Drug Applications (ANDAs). On April 2, 2001, the FTC started an administrative proceeding against Schering-Plough, Upsher-Smith and Lederle. The complaint alleged anti-competitive effects from those settlements. In June 2002, the administrative law judge overseeing the case issued a decision that the patent litigation settlements complied with the law in all respects and dismissed all claims against the Company. The FTC Staff appealed that decision to the full Commission. On December 18, 2003, the full Commission issued an opinion that reversed the 2002 decision and ruled that the settlements did violate the antitrust laws. The full Commission issued a cease and desist order imposing various injunctive restraints. By opinion filed March 8, 2005, the federal court of appeals set aside that 2003 Commission ruling and vacated the cease and desist order.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Following the commencement of the FTC administrative proceeding, alleged class action suits were filed in federal and state courts on behalf of direct and indirect purchasers of K-DUR against Schering-Plough, Upsher-Smith and Lederle. These suits all allege essentially the same facts and claim violations of federal and state antitrust laws, as well as other state statutory and/or common law causes of action. These suits seek unspecified damages. Discovery is ongoing.

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

Other Matters
      EMEA Pharmacovigilance Matter. During 2003 pharmacovigilance inspections by officials of the British and French medicines agencies conducted at the request of the European Agency for the Evaluation of Medicinal Products (EMEA), serious deficiencies in reporting processes were identified. Schering-Plough continues to work on its action plan to rectify the deficiencies and provides regular updates to EMEA. The Company does not know what action, if any, the EMEA or national authorities will take in response to these findings. Possible actions include further inspections, demands for improvements in reporting systems, criminal sanctions against the Company and/or responsible individuals and changes in the conditions of marketing authorizations for the Company’s products.
      Biopharma Contract Dispute. Biopharma S.r.l. filed a claim in the Civil Court of Rome on July 21, 2004 (docket No. 57397/2004, 9th Chamber) against certain Schering-Plough subsidiaries. The matter relates to certain contracts dated November 15, 1999, (distribution and supply agreements between Biopharma and a Schering-Plough subsidiary) for distribution by Schering-Plough of generic products manufactured by Biopharma to hospitals and to pharmacists in France; and July 26, 2002 (letter agreement among Biopharma, a Schering-Plough subsidiary and Medipha Sante, S.A., appointing Medipha to distribute products in France). Biopharma alleges that Schering-Plough did not fulfill its duties under the contracts.

Tax Matters
      In October 2001, IRS auditors asserted, in reports, that the Company is liable for additional tax for the 1990 through 1992 tax years. The reports allege that two interest rate swaps that the Company entered into with an unrelated party should be recharacterized as loans from affiliated companies. In April 2004, the Company received a formal Notice of Deficiency (Statutory Notice) from the IRS asserting additional federal income tax due. The Company received bills related to this matter from the IRS on September 7, 2004. Payment in the amount of $194 for income tax and $279 for interest was made on September 13, 2004. The Company filed refund claims for the tax and interest with the IRS on December 23, 2004. The Company was notified on February 16, 2005, that its refund claims were denied by the IRS. The Company believes it has complied with all applicable rules and regulations and intends to file a suit for refund for the full amount of the tax and interest. The Company’s tax reserves were adequate to cover the above-mentioned payments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Schering-Plough Corporation
      We have audited the accompanying consolidated balance sheets of Schering-Plough Corporation and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Schering-Plough Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/     Deloitte & Touche LLP
Parsippany, New Jersey
March 8, 2005

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
QUARTERLY DATA (UNAUDITED)

	Three Months Ended

	March 31		June 30		September 30		December 31

	2004	2003	2004	2003	2004	2003	2004	2003

	(Dollars in millions, except per share figures)
Net sales	$1,963	$2,082	$2,147	$2,308	$1,978	$1,998	$2,184	$1,948
Cost of sales	740	658	790	784	711	652	829	739

Gross profit	1,223	1,424	1,357	1,524	1,267	1,346	1,355	1,209

Selling, general and administrative	914	843	979	938	892	873	1,026	821
Research and development	372	322	451	369	378	382	406	395
Other (income) expense, net	36	13	43	(4)	34	41	33	10
Special charges	70	—	42	20	26	350	15	229
Equity (income)/loss from cholesterol joint venture	(78)	30	(77)	(26)	(95)	(24)	(98)	(33)

(Loss)/income before income taxes	(91)	216	(81)	227	32	(276)	(27)	(213)
Income tax (benefit)/expense	(18)	43	(16)	45	6	(11)	807	(32)

Net (loss)/income	$(73)	$173	$(65)	$182	$26	$(265)	$(834)	$(181)

Dividends on preferred shares	—	—	—	—	12	—	22	—

Net (loss)/income available to common shareholders	$(73)	$173	$(65)	$182	$14	$(265)	$(856)	$(181)

Diluted (loss)/earnings per common share	$(.05)	$.12	$(.04)	$.12	$.01	$(.18)	$(.58)	$(.12)
Basic (loss)/earnings per common share	(.05)	.12	(.04)	.12	.01	(.18)	$(.58)	(.12)
Dividends per common share	.055	.17	.055	.17	.055	.17	.055	.055
Common share prices:
High	18.97	23.68	18.70	20.47	19.98	19.35	21.12	17.39
Low	15.96	15.45	16.10	16.82	17.55	14.95	16.72	14.52
Average shares outstanding for diluted EPS (in millions)	1,471	1,470	1,472	1,471	1,475	1,469	1,473	1,470
Average shares outstanding for basic EPS (in millions)	1,471	1,468	1,472	1,469	1,472	1,469	1,473	1,470
      See Special Charges footnote in the Notes to Consolidated Financial Statements for additional information relating to Special Charges.
      The Company’s common shares are listed and principally traded on the New York Stock Exchange. The approximate number of holders of record of common shares as of January 31, 2005 was 41,000.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable.

Item 9A.	Controls and Procedures
      Management, including the chief executive officer and the chief financial officer, has evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this 10-K and has concluded that the Company’s disclosure controls and procedures are effective. They also concluded that there were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting
      The Management of Schering-Plough Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Schering-Plough’s internal control system is designed to provide reasonable assurance to the Company’s Management and Board of Directors regarding the preparation and fair presentation of published financial statements.
      All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
      Schering-Plough’s Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment Management believes that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria.
      Schering-Plough’s independent auditors, Deloitte & Touche LLP, have issued an attestation report on Management’s assessment of the Company’s internal control over financial reporting. Their report follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Schering-Plough Corporation
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Schering-Plough Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated March 8, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/     Deloitte & Touche LLP
Parsippany, New Jersey
March 8, 2005

Part III

Item 10.	Directors and Executive Officers of the Registrant
      The information concerning directors and nominees for directors as set forth under the captions Proposal One: Election of Directors and Stock Ownership in the Company’s Proxy Statement for the annual meeting of shareholders on April  26, 2005 is incorporated herein by reference.
      Information required as to executive officers is included in Part I of this filing under the caption Executive Officers of the Registrant.
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
      The Company has adopted Standards of Global Business Practices applicable to all employees, including the chief executive officer, chief financial officer and controller. The Standards of Global Business Practices are incorporated by reference as Exhibit 14 to this 10-K.
      A written copy of the Standards of Global Business Practices, as well as the Directors Code of Conduct and Ethics, will be provided at no charge by writing to the Corporate Secretary, Schering-Plough Corporation, 2000 Galloping Hill Road, Mail Stop K-1-4525, Kenilworth, New Jersey 07033. Also, these documents are available on the Schering-Plough Web site at www.Schering-Plough.com (see Investor Relations/ Corporate Governance/ Codes of Conduct)

Item 11.	Executive Compensation
      Executive compensation information as set forth under the caption Executive Compensation in the Company’s Proxy Statement for the annual meeting of shareholders on April 26, 2005 is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      Information concerning security ownership of certain beneficial owners and management as set forth under the caption “Stock Ownership” in the Company’s Proxy Statement for the annual meeting of shareholders on April 26, 2005 is incorporated herein by reference.
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

	Column A		Column B	Column C

				Number of securities
				remaining available For
			Weighted-average	future issuance under equity
	Number of securities to be issued		exercise price of	compensation plans
	upon exercise of outstanding		outstanding options,	(excluding securities reflected
Plan Category	options, warrants and rights		warrants and rights	in Column A)

Equity compensation plans approved by security holders 2002 Stock Incentive Plan and Predecessor Plans	79,223,543		$27.43	27,278,493
Equity compensation plans not approved by security holders
Directors Stock Award Plan*	N/A		N/A	553,008
Schering-Plough (Ireland) Share Purchase Scheme**	N/A		N/A	**
Non-plan inducement awards not approved by security holders	300,000 restricted shares	***	N/A	0
Total				27,831,501

*	The Plan provides an annual grant of 3,000 shares of common stock to each non-employee director. Directors may defer awards into stock units that pay out in shares of common stock when the deferral period ends.

**	The Plan permits employees who reside in Ireland to enjoy tax advantages by having some or all of their Christmas bonus and between 1% and 5% of their pay passed to a trustee. The trustee purchases shares of common stock in the open market and allocates the shares to the employees’ accounts. No more than 10,000 Irish pounds by an employee may be deferred in a year. Employees may not sell or withdraw shares allocated to their accounts for two to three years.

***	Represents restricted shares awarded pursuant to Restricted Shares Agreements outside of any equity compensation plan adopted by the Company. Mr. Hassan was awarded 200,000 restricted shares upon the commencement of his employment in April 2003. Ms. Cox was awarded 100,000 restricted shares upon the commencement of her employment in May 2003. Both awards of restricted shares vest upon the third anniversary of the award date. Such non-plan awards were authorized by the Compensation Committee of the Board but have not been approved by the stockholders of the Company.

Item 13.	Certain Relationships and Related Transactions
      Information concerning certain relationships and related transactions as set forth under the caption “Certain Transactions” in the Company’s Proxy Statement for the annual meeting of shareholders on April 26, 2005 is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
      Information concerning principal accountant fees and services as set forth under the caption “Proposal Two: Ratification of Designation of Independent Registered Public Accountants” in the Company’s Proxy Statement for the annual meeting of shareholders on April 26, 2005 is incorporated herein by reference.

Part IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K
      (a) 1. The financial statements are set forth under Item 8 of this 10-K.
      (a) 2. Financial Statement Schedule

Page in
10-K

Schedule II — Valuation and Qualifying Accounts	97
      Schedules not included have been omitted because they are not applicable or not required or because the required information is set forth in the financial statements or the notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.
      Separate financial statements and notes thereto for the Merck/ Schering-Plough Cholesterol Partnership have not been included in this 10-K and are required to be included in accordance with Rule 3-09 of Regulation S-X. Pursuant to Rule 3-09(b) of Regulation S-X, the Company will include these separate financial statements and notes thereto in an amendment to the 10-K.

Exhibit
Number	Description

3(a)	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(i) to the Company’s 10-Q for the period ended September 30, 2004; File No. 1-6571
3(b)	A complete copy of the By-Laws as amended and currently in effect, incorporated by reference to Exhibit 4(2) to the Company’s Registration Statement on Form S-3, File No. 333-853; amendment to By-Laws effective September 22, 1998 incorporated by reference to Exhibit 4 to the Company’s 10-Q for the period ended September 30, 1998; amendment to By-Laws effective April 24, 2001 incorporated by reference to Exhibit 4 to the Company’s 10-Q for the period ended March 31, 2001; amendment to By-Laws effective December 3, 2001 incorporated by reference to Exhibit 3(b) to the Company’s 10-K for the year ended December 31, 2001, File No. 1-6571.
4(a)	Rights Agreement between the Company and the Bank of New York dated June 24, 1997, incorporated by reference to Exhibit 1 to the Form 8-A filed by the Company on June 30, 1997, File No. 1-6571.
4(b)	Form of Participation Rights Agreement between the Company and the Chase Manhattan Bank (National Association) as Trustee, incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-4, Amendment No. 1, File No. 33-65107.
4(c)(i)	Indenture, dated November 26, 2001, between the Company and The Bank of New York as Trustee, incorporated by reference to Exhibit 4.1 to the Company’s 8-K filed November 28, 2003, File No. 1-6571.
4(c)(ii)	First Supplemental Indenture (including Form of Note), dated November 26, 2003, incorporated by reference from 8-K filed November 28, 2003, File No. 1-6571.
4(c)(iii)	Second Supplemental Indenture (including Form of Note), dated November 26, 2003, incorporated by reference from 8-K filed November 28, 2003, File No. 1-6571.
4(c)(iv)	5.30% Global Senior Note, due 2013, incorporated by reference to Exhibit 4(c)(iv) to the Company’s 10-K for the year ended December 31, 2003, File No. 1-6571.
4(c)(v)	6.50% Global Senior Note, due 2033, incorporated by reference to Exhibit 4(c)(v) to the Company’s Annual Report for 2003 on Form 10-K, File No. 1-6571.
10(a)(i)	The Company’s Executive Incentive Plan (as amended) and Trust related thereto, incorporated by reference to Exhibit 10 to the Company’s 10-Q for the period ended March 31, 1994; Executive Incentive Plan (as amended and restated to October 1, 2000), incorporated by reference to Exhibit 10(a)(i) to the Company’s 10-K for the year ended December 31, 2000, File No. 1-6571.*

Exhibit
Number	Description

10(a)(ii)	Trust Agreement, incorporated by reference to Exhibit 10(a) to the Company’s -K for the year ended December 31, 1988; amendment to Trust Agreement incorporated by reference to Exhibit 10(b) to the Company’s 10-Q for the period ended March 31, 1997; Amended and Restated Defined Contribution Trust incorporated by reference to Exhibit 10(a)(ii) to the Company’s 10-K for the year ended December 31, 2000, File No. 1-6571.*
10(b)	The Company’s 1992 Stock Incentive Plan (as amended), incorporated by reference to Exhibit 10(d) to the Company’s 10-K for the year ended December 31, 1992, File No. 1-6571; 1992 Stock Incentive Plan (as amended to December 11, 1995) incorporated by reference to Exhibit 10(d) to the Company’s 10-K for the year ended December 31, 1995, File No. 1-6571; Amendment to the 1992 Stock Incentive Plan (effective February 25, 2003) incorporated by reference to Exhibit 10(b) to the Company’s 10-K for the year ended December 31, 2002, File No. 1-6571.*
10(c)	The Company’s 1997 Stock Incentive Plan (as amended), incorporated by reference to Exhibit 10 to the Company’s 10-Q for the period ended September 30, 1997; Amendment to 1997 Stock Incentive Plan (effective February 22, 1999) incorporated by reference to Exhibit 10(a) to the Company’s 10-Q for the period ended March 31, 1999, File No. 1-6571; Amendment to the 1997 Stock Incentive Plan (effective February 25, 2003) incorporated by reference to Exhibit 10(c) to the Company’s 10-K for the year ended December 31, 2002, File No. 1-6571.*
10(d)	The Company’s 2002 Stock Incentive Plan, incorporated by reference to the Company’s Proxy Statement for the annual meeting of shareholders on April 23, 2002; Amendment to the 2002 Stock Incentive Plan (effective February 25, 2003) incorporated by reference to Exhibit 10(d) to the Company’s 10-K for the year ended December 31, 2002, File No. 1-6571.*
10(e)(i)	Employment Agreement dated as of April 20, 2003 between Fred Hassan and Schering-Plough Corporation, incorporated by reference to Exhibit 99.2 to the Schering-Plough Corporation 8-K filed April 21, 2003, File No. 1-6571.*
10(e)(ii)	Employment Agreement dated as of May 12, 2003 between Carrie Cox and Schering-Plough Corporation, incorporated by reference to Exhibit 99.6 to the Schering-Plough Corporation 8-K filed May 13, 2003, File No. 1-6571.*
10(e)(iii)	Letter agreement dated November 4, 2003 between Robert Bertolini and Schering-Plough Corporation incorporated by reference to Exhibit 10(e)(iii) to the Company’s 10-K for the year ended December 31, 2003, File No. 1-6571.*
10(e)(iv)	Employment Agreement effective upon a change of control dated as of November 17, 2003 between Robert Bertolini and Schering-Plough Corporation incorporated by reference to Exhibit 10(e)(iv) to the Company’s 10-K for the year ended December 31, 2003, File No. 1-6571.*
10(e)(v)	Letter agreement dated March 11, 2004 between Thomas J. Sabatino, Jr. and Schering-Plough Corporation, incorporated by reference to Exhibit 10 to the Company’s 10-Q for the period ended March 31, 2004, File No. 1-6571.*
10(e)(vi)	Revised form of employment agreement effective upon a change of control between the Company and certain executives for new agreements beginning in June 2004.*
10(e)(vii)	Form of employment agreement between the Company and its executive officers effective upon a change of control, incorporated by reference to Exhibit 10(e)(iv) to the Company’s 10-K for the year ended December 31, 1994; Form of amendment incorporated by reference to Exhibit 10(a) to the Company’s 10-Q for the period ended September 30, 1999; Forms of amendment effective January 1, 2002 incorporated by reference to Exhibits 10(e) (ii)(A) and(B) to the Company’s 10-K for the year ended December 31, 2001; Form of employment agreement between the Company and its executive officers effective upon a change of control incorporating all prior amendments through January 1, 2002 and for new agreements effective beginning January 1, 2002, incorporated by reference to Exhibit 10(e)(ii)(C) to the Company’s Annual Report for 2001 on Form 10-K, File no. 1-6571.*

Exhibit
Number	Description

10(e)(x)	Supplement to employment agreement effective upon a change of control (described in Exhibit 10(e)(vii) of this document index) dated as of January 1, 2002 between Schering-Plough Corporation and Raul Kohan incorporated by reference to Exhibit 10(e)(x) to the Company’s 10-K for the year ended December 31, 2003, File No. 1-6571.*
10(e)(xi)	The Company’s Severance Benefit Plan (as amended and restated effective December 17, 2004).*
10(e)(xii)	The Company’s Savings Advantage Plan, incorporated by reference to Exhibit 4.1 to the Company’s S-8 filed December 8, 2004, File No. 333-121089.*
10(f)	The Company’s Directors Deferred Compensation Plan (as amended to October 26, 1999) and Trust related thereto, incorporated by reference to Exhibit 10(b) to the Company’s 10-Q for the period ended September 30, 1999; Trust Agreement incorporated by reference to Exhibit 10(a) to the Company’s 10-K for the year ended December 31, 1998; amendment to Trust Agreement incorporated by reference to Exhibit 10(b) to the Company’s 10-Q for the period ended March 31, 1997; Amended and Restated Defined Contribution Trust incorporated by reference to Exhibit 10(a)(ii) to the Company’s 10-K for the year ended December 31, 2000, File No. 1-6571.*
10(g)	The Company’s Supplemental Executive Retirement Plan and Trust related thereto, incorporated by reference to Exhibit 10(e) to the Company’s 10-Q for the period ended March 31, 1998; Amendment to the Supplemental Executive Retirement Plan (effective November 1, 1998) incorporated by reference to Exhibit 10(a) to the Company’s 10-Q for the period ended September 30, 1998; Second Amendment to the Supplemental Executive Retirement Plan (effective as of October 1, 2000) incorporated by reference to Exhibit 10(g) to the Company’s 10-K for the year ended December 31, 2000; Amended and Restated SERP Rabbi Trust Agreement incorporated by reference to Exhibit 10(g) to the Company’s 10-K for the year ended December 31, 1998, File No. 1-6571.*
10(h)	The Company’s Directors Stock Award Plan (amended and restated through February 25, 2003), incorporated by reference to Exhibit 10(h) to the Company’s 10-K for the year ended December 31, 2002, File No. 1-6571.*
10(i)	The Company’s Deferred Compensation Plan, incorporated by reference to Exhibit 10(b) to the Company’s 10-Q for the period ended September 30, 1995; Deferred Compensation Plan (as amended and restated to October 1, 2000) incorporated by reference to Exhibit 10(h) to the Company’s 10-K for the year ended December 31, 2000, File No. 1-6571.*
10(k)	The Company’s Form of Split Dollar Agreement and related Collateral Assignment between the Company and its Executive Officers, incorporated by reference to Exhibit 10(l) to the Company’s 10-K for the year ended December 31, 1997; amendments incorporated by reference to Exhibit 10(g) to the Company’s 10-Q for the period ended March 31, 1998, File No. 1-6571.*
10(l)	The Company’s Retirement Benefits Equalization Plan (as amended and restated to January 1, 2004).*
10(m)	The Company’s Operations Management Team Incentive Plan incorporated by reference to Exhibit 10(m) to the Company’s 10-K for the year ended December 31, 2003, File No. 1-6571.*
10(n)	The Company’s Cash Long-Term Incentive Plan (as amended and restated effective January 24, 2005).*
10(o)	The Company’s Long-Term Performance Share Unit Incentive Plan (as amended and restated effective January 24, 2005).*
10(p)	Transformational Performance Contingent Shares Program incorporated by reference to Exhibit 10(p) to the Company’s 10-K for the year ended December 31, 2003, File No. 1-6571.*
10(q)	Cholesterol Governance Agreement, dated as of May 22, 2000, by and among the Company, Merck & Co., Inc. and the other parties signatory thereto, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated October 21, 2002.†

Exhibit
Number		Description

10(r)		First Amendment to the Cholesterol Governance Agreement, dated as of December 18, 2001, by and among the Company, Merck & Co., Inc. and the other parties signatory thereto, incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated October 21, 2002. †
10(s)		Master Agreement, dated as of December 18, 2001, by and among the Company, Merck & Co., Inc. and the other parties signatory thereto, incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K dated October 21, 2002. †
10	.2(t)	Letter Agreement dated April 14, 2003 relating to Consent Decree incorporated by reference to Exhibit 99.3 to the Company’s 10-Q for the period ended March 31, 2003, File No. 1-6571.
10(u)		Distribution agreement between the Company and Centocor, Inc., dated April 3, 1998. †
10(v)		Amended and Restated Directors’ Deferred Stock Equivalencey Program, Incorporated by Reference to Exhibit 10(d) to the Company’s 10-Q for the period ended September 30, 1999.
10(w)		Summary of Director Compensation.
12		Computation of Ratio of Earnings to Fixed Charges.
14		Standards of Global Business Practices (covers all employees, including Senior Financial Officers), incorporated by reference to Exhibit 14 to 8-K filed September 30, 2004.
21		Subsidiaries of the registrant.
23		Consent of Deloitte & Touche LLP.
24		Power of attorney.
31.1		Sarbanes-Oxley Act of 2002, Section 302 Certification for Chairman of the Board, Chief Executive Officer and President.
31.2		Sarbanes-Oxley Act of 2002, Section 302 Certification for Executive Vice President and Chief Financial Officer.
32.1		Sarbanes-Oxley Act of 2002, Section 906 Certification for Chairman of the Board, Chief Executive Officer and President.
32.2		Sarbanes-Oxley Act of 2002, Section 906 Certification for Executive Vice President and Chief Financial Officer.

*	Compensatory plan, contract or arrangement.

†	Certain portions of the exhibit have been omitted pursuant to a request for confidential treatment. The non-public information has been filed separately with the Securities and Exchange Commission pursuant to rule 24b-2 under the Securities Exchange Act of 1934, as amended.
      Copies of above exhibits will be furnished upon request.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Schering-Plough Corporation
(Registrant)

By	/s/ Douglas J. Gingerella

Douglas J. Gingerella
Vice President and Controller
(Duly Authorized Officer
and Chief Accounting Officer)
Date March 8, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Fred Hassan Fred Hassan	Chairman of the Board, Chief Executive Officer and President

/s/ Robert J. Bertolini Robert J. Bertolini	Executive Vice President and Chief Financial Officer

/s/ Douglas J. Gingerella Douglas J. Gingerella	Vice President and Controller

* Hans W. Becherer	Director

* Philip Leder, M.D.	Director

* Eugene R. McGrath	Director

* Carl E. Mundy, Jr.	Director

* Richard de J. Osborne	Director

* Patricia F. Russo	Director

* Kathryn C. Turner	Director

* Robert F. W. van Oordt		Director

* Arthur F. Weinbach		Director

*By	/s/ Douglas J. Gingerella Douglas J. Gingerella Attorney-in-fact
Date: March 8, 2005

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2004, 2003 and 2002
      Valuation and qualifying accounts deducted from assets to which they apply:
      Allowances for accounts receivable:

	Reserve for	Reserve	Reserve
	Doubtful	for Cash	for Claims
	Accounts	Discounts	and Other	Total

	(Dollars in millions)
2004
Balance at beginning of year	$60	$22	$35	$117
Additions:
Charged to costs and expenses	16	105	159	280
Deductions from reserves	(11)	(103)	(114)	(228)
Effects of foreign exchange	2	1	1	4

Balance at end of year	$67	25	81	$173

2003
Balance at beginning of year	$68	$39	$27	$134
Additions:
Charged to costs and expenses	18	112	40	169
Deductions from reserves	(29)	(131)	(34)	(194)
Effects of foreign exchange	3	2	2	7

Balance at end of year	$60	$22	$35	$116

2002
Balance at beginning of year	$68	$34	$21	$123
Additions:
Charged to costs and expenses	22	168	17	207
Deductions from reserves	(22)	(164)	(12)	(198)
Effects of foreign exchange	—	1	1	2

Balance at end of year	$68	$39	$27	$134