Form 10-K/A
period 2004-12-31
SCHERING PLOUGH CORP
filed 2005-03-31
CIK 310158

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K/A

(Amendment No. 1)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004	Commission File No. 1-6571

SCHERING-PLOUGH CORPORATION

(Exact name of registrant as specified in charter)

New Jersey	I.R.S. Employer Identification No. 22-1918501
(State of incorporation)
2000 Galloping Hill Road
Kenilworth, N.J. 07033	(908)298-4000
(Address of principal executive offices)	(Registrant’s telephone number)

Securities registered pursuant to section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered
Common Shares, $.50 par value	New York Stock Exchange
Mandatory Convertible Preferred Shares	New York Stock Exchange
Preferred Share Purchase Rights*	New York Stock Exchange

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

None

Item 15. Exhibits, Financial Statement Schedules

SIGNATURES
EX-23.2: CONSENT OF DELOITTE & TOUCHE LLP
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

Explanatory Note:

Schering-Plough Corporation is filing Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2004 to amend Item 15. Exhibits, Financial Statement Schedules, to include audited combined financial statements for the year ended December 31, 2004 and unaudited combined financial statements for the year ended December 31, 2003 for the Merck/Schering-Plough Cholesterol Partnership, in accordance with Rule 3-09 of Regulation S-X. Item 15 is also amended to include reference to the following exhibits:

Exhibit
Number	Description
23.2	Consent of Deloitte & Touche LLP for the report dated March 30, 2005, relating to the financial statements of the Merck/Schering-Plough Cholesterol Partnership.
31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chairman of the Board, Chief Executive Officer and President.
31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification for Executive Vice President and Chief Financial Officer.
32.1	Sarbanes-Oxley Act of 2002, Section 906 Certification for Chairman of the Board, Chief Executive Officer and President.
33.2	Sarbanes-Oxley Act of 2002, Section 906 Certification for Executive Vice President and Chief Financial Officer.

No other portions of the 10-K are being amended.

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as a part of this report

(1)	Financial Statements: None

(2)	Financial Statement Schedules:

Merck/Schering-Plough Cholesterol Partnership Combined Financial Statements

(3)	Index to Exhibits

The following exhibits are filed with this report, or, if indicated, are incorporated by reference to documents which have been previously filed with the Securities and Exchange Commission.

Exhibit
Number	Description
3(a)	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(i) to the Company’s 10-Q for the period ended September 30, 2004; File No. 1-6571.

3(b)	A complete copy of the By-Laws as amended and currently in effect, incorporated by reference to Exhibit 4(2) to the Company’s Registration Statement on Form S-3, File No. 333-853; amendment to By-Laws effective September 22, 1998 incorporated by reference to Exhibit 4 to the Company’s 10-Q for the period ended September 30, 1998; amendment to By-Laws effective April 24, 2001 incorporated by reference to Exhibit 4 to the Company’s 10-Q for the period ended March 31, 2001; amendment to By-Laws effective December 3, 2001 incorporated by reference to Exhibit 3(b) to the Company’s 10-K for the year ended December 31, 2001, File No. 1-6571.

4(a)	Rights Agreement between the Company and the Bank of New York dated June 24, 1997, incorporated by reference to Exhibit 1 to the Form 8-A filed by the Company on June 30, 1997, File No. 1-6571.

4(b)	Form of Participation Rights Agreement between the Company and the Chase Manhattan Bank (National Association) as Trustee, incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-4, Amendment No. 1, File No. 33-65107.

4(c)(i)	Indenture, dated November 26, 2001, between the Company and The Bank of New York as Trustee, incorporated by reference to Exhibit 4.1 to the Company’s 8-K filed November 28, 2003, File No. 1-6571.

4(c)(ii)	First Supplemental Indenture (including Form of Note), dated November 26, 2003, incorporated by reference from 8-K filed November 28, 2003, File No. 1-6571.

4(c)(iii)	Second Supplemental Indenture (including Form of Note), dated November 26, 2003, incorporated by reference from 8-K filed November 28, 2003, File No. 1-6571.

4(c)(iv)	5.30% Global Senior Note, due 2013, incorporated by reference to Exhibit 4(c)(iv) to the Company’s 10-K for the year ended December 31, 2003, File No. 1-6571.

4(c)(v)	6.50% Global Senior Note, due 2033, incorporated by reference to Exhibit 4(c)(v) to the Company’s Annual Report for 2003 on Form 10-K, File No. 1-6571.

10(a)(i)	The Company’s Executive Incentive Plan (as amended) and Trust related thereto, incorporated by reference to Exhibit 10 to the Company’s 10-Q for the period ended March 31, 1994; Executive Incentive Plan (as amended and restated to October 1, 2000), incorporated by reference to Exhibit 10(a)(i) to the Company’s 10-K for the year ended December 31, 2000, File No. 1-6571.*

Exhibit
Number	Description
10(a)(ii)	Trust Agreement, incorporated by reference to Exhibit 10(a) to the Company’s -K for the year ended December 31, 1988; amendment to Trust Agreement incorporated by reference to Exhibit 10(b) to the Company’s 10-Q for the period ended March 31, 1997; Amended and Restated Defined Contribution Trust incorporated by reference to Exhibit 10(a)(ii) to the Company’s 10-K for the year ended December 31, 2000, File No. 1-6571.*

10(b)	The Company’s 1992 Stock Incentive Plan (as amended), incorporated by reference to Exhibit 10(d) to the Company’s 10-K for the year ended December 31, 1992, File No. 1-6571; 1992 Stock Incentive Plan (as amended to December 11, 1995) incorporated by reference to Exhibit 10(d) to the Company’s 10-K for the year ended December 31, 1995, File No. 1-6571; Amendment to the 1992 Stock Incentive Plan (effective February 25, 2003) incorporated by reference to Exhibit 10(b) to the Company’s 10-K for the year ended December 31, 2002, File No. 1-6571.*

10(c)	The Company’s 1997 Stock Incentive Plan (as amended), incorporated by reference to Exhibit 10 to the Company’s 10-Q for the period ended September 30, 1997; Amendment to 1997 Stock Incentive Plan (effective February 22, 1999) incorporated by reference to Exhibit 10(a) to the Company’s 10-Q for the period ended March 31, 1999, File No. 1-6571; Amendment to the 1997 Stock Incentive Plan (effective February 25, 2003) incorporated by reference to Exhibit 10(c) to the Company’s 10-K for the year ended December 31, 2002, File No. 1-6571.*

10(d)	The Company’s 2002 Stock Incentive Plan, incorporated by reference to the Company’s Proxy Statement for the annual meeting of shareholders on April 23, 2002; Amendment to the 2002 Stock Incentive Plan (effective February 25, 2003) incorporated by reference to Exhibit 10(d) to the Company’s 10-K for the year ended December 31, 2002, File No. 1-6571.*

10(e)(i)	Employment Agreement dated as of April 20, 2003 between Fred Hassan and Schering-Plough Corporation, incorporated by reference to Exhibit 99.2 to the Schering-Plough Corporation 8-K filed April 21, 2003, File No. 1-6571.*

10(e)(ii)	Employment Agreement dated as of May 12, 2003 between Carrie Cox and Schering-Plough Corporation, incorporated by reference to Exhibit 99.6 to the Schering-Plough Corporation 8-K filed May 13, 2003, File No. 1-6571.*

10(e)(iii)	Letter agreement dated November 4, 2003 between Robert Bertolini and Schering-Plough Corporation incorporated by reference to Exhibit 10(e)(iii) to the Company’s 10-K for the year ended December 31, 2003, File No. 1-6571.*

10(e)(iv)	Employment Agreement effective upon a change of control dated as of November 17, 2003 between Robert Bertolini and Schering-Plough Corporation incorporated by reference to Exhibit 10(e)(iv) to the Company’s 10-K for the year ended December 31, 2003, File No. 1-6571.*

10(e)(v)	Letter agreement dated March 11, 2004 between Thomas J. Sabatino, Jr. and Schering-Plough Corporation, incorporated by reference to Exhibit 10 to the Company’s 10-Q for the period ended March 31, 2004, File No. 1-6571.*

10(e)(vi)	Revised form of employment agreement effective upon a change of control between the Company and certain executives for new agreements beginning in June 2004, incorporated by reference to Exhibit 10(e)(vi) to the Company’s 10-K for the year ended December 31, 2004, File No. 1-6571.*

10(e)(vii)	Form of employment agreement between the Company and its executive officers effective upon a change of control, incorporated by reference to Exhibit 10(e)(iv) to the Company’s 10-K for the year ended December 31, 1994; Form of amendment incorporated by reference to Exhibit 10(a) to the Company’s 10-Q for the period ended September 30, 1999; Forms of amendment effective January 1, 2002 incorporated by reference to Exhibits 10(e) (ii)(A) and(B) to the Company’s 10-K for the year ended December 31, 2001; Form of employment agreement between the Company and its executive officers effective upon a change of control incorporating all prior amendments through January 1, 2002 and for new agreements effective beginning January 1, 2002, incorporated by reference to Exhibit 10(e)(ii)(C) to the Company’s Annual Report for 2001 on Form 10-K, File no. 1-6571.*

Exhibit
Number	Description
10(e)(x)	Supplement to employment agreement effective upon a change of control (described in Exhibit 10(e)(vii) of this document index) dated as of January 1, 2002 between Schering-Plough Corporation and Raul Kohan incorporated by reference to Exhibit 10(e)(x) to the Company’s 10-K for the year ended December 31, 2003, File No. 1-6571.*

10(e)(xi)	The Company’s Severance Benefit Plan (as amended and restated effective December 17, 2004), incorporated by reference to Exhibit 10(e)(xi) to the Company’s 10-K for the year ended December 31, 2004, File No. 1-6571.*

10(e)(xii)	The Company’s Savings Advantage Plan, incorporated by reference to Exhibit 4.1 to the Company’s S-8 filed December 8, 2004, File No. 333-121089.*

10(f)	The Company’s Directors Deferred Compensation Plan (as amended to October 26, 1999) and Trust related thereto, incorporated by reference to Exhibit 10(b) to the Company’s 10-Q for the period ended September 30, 1999; Trust Agreement incorporated by reference to Exhibit 10(a) to the Company’s 10-K for the year ended December 31, 1998; amendment to Trust Agreement incorporated by reference to Exhibit 10(b) to the Company’s 10-Q for the period ended March 31, 1997; Amended and Restated Defined Contribution Trust incorporated by reference to Exhibit 10(a)(ii) to the Company’s 10-K for the year ended December 31, 2000, File No. 1-6571.*

10(g)	The Company’s Supplemental Executive Retirement Plan and Trust related thereto, incorporated by reference to Exhibit 10(e) to the Company’s 10-Q for the period ended March 31, 1998; Amendment to the Supplemental Executive Retirement Plan (effective November 1, 1998) incorporated by reference to Exhibit 10(a) to the Company’s 10-Q for the period ended September 30, 1998; Second Amendment to the Supplemental Executive Retirement Plan (effective as of October 1, 2000) incorporated by reference to Exhibit 10(g) to the Company’s 10-K for the year ended December 31, 2000; Amended and Restated SERP Rabbi Trust Agreement incorporated by reference to Exhibit 10(g) to the Company’s 10-K for the year ended December 31, 1998, File No. 1-6571.*

10(h)	The Company’s Directors Stock Award Plan (amended and restated through February 25, 2003), incorporated by reference to Exhibit 10(h) to the Company’s 10-K for the year ended December 31, 2002, File No. 1-6571.*

10(i)	The Company’s Deferred Compensation Plan, incorporated by reference to Exhibit 10(b) to the Company’s 10-Q for the period ended September 30, 1995; Deferred Compensation Plan (as amended and restated to October 1, 2000) incorporated by reference to Exhibit 10(h) to the Company’s 10-K for the year ended December 31, 2000, File No. 1-6571.*

10(k)	The Company’s Form of Split Dollar Agreement and related Collateral Assignment between the Company and its Executive Officers, incorporated by reference to Exhibit 10(l) to the Company’s 10-K for the year ended December 31, 1997; amendments incorporated by reference to Exhibit 10(g) to the Company’s 10-Q for the period ended March 31, 1998, File No. 1-6571.*

10(l)	The Company’s Retirement Benefits Equalization Plan (as amended and restated to January 1, 2004), incorporated by reference to Exhibit 10(l)to the Company’s 10-K for the year ended December 31, 2004, File No. 1-6571.*

10(m)	The Company’s Operations Management Team Incentive Plan incorporated by reference to Exhibit 10(m) to the Company’s 10-K for the year ended December 31, 2003, File No. 1-6571.*

10(n)	The Company’s Cash Long-Term Incentive Plan (as amended and restated effective January 24, 2005) , incorporated by reference to Exhibit 10(n)to the Company’s 10-K for the year ended December 31, 2004, File No. 1-6571.*

10(o)	The Company’s Long-Term Performance Share Unit Incentive Plan (as amended and restated effective January 24, 2005), incorporated by reference to Exhibit 10(o) to the Company’s 10-K for the year ended December 31, 2004, File No. 1-6571.*

10(p)	Transformational Performance Contingent Shares Program incorporated by reference to Exhibit 10(p) to the Company’s 10-K for the year ended December 31, 2003, File No. 1-6571.*

10(q)	Cholesterol Governance Agreement, dated as of May 22, 2000, by and among the Company, Merck & Co., Inc. and the other parties signatory thereto, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated October 21, 2002.†

Exhibit
Number	Description
10(r)	First Amendment to the Cholesterol Governance Agreement, dated as of December 18, 2001, by and among the Company, Merck & Co., Inc. and the other parties signatory thereto, incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated October 21, 2002. †

10(s)	Master Agreement, dated as of December 18, 2001, by and among the Company, Merck & Co., Inc. and the other parties signatory thereto, incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K dated October 21, 2002. †

10.2(t)	Letter Agreement dated April 14, 2003 relating to Consent Decree incorporated by reference to Exhibit 99.3 to the Company’s 10-Q for the period ended March 31, 2003, File No. 1-6571.

10(u)	Distribution agreement between the Company and Centocor, Inc., dated April 3, 1998, incorporated by reference to Exhibit 10(u) to the Company’s 10-K/A for the year ended December 31, 2003, File No. 1-6571. †

10(v)	Amended and Restated Directors’ Deferred Stock Equivalency Program, Incorporated by Reference to Exhibit 10(d) to the Company’s 10-Q for the period ended September 30, 1999.

10(w)	Summary of Director Compensation, incorporated by reference to Exhibit 10(w) to the Company’s 10-K for the year ended December 31, 2004, File No. 1-6571.

12	Computation of Ratio of Earnings to Fixed Charges, incorporated by reference to Exhibit 12 to the Company’s 10-K for the year ended December 31, 2004, File No. 1-6571.

14	Standards of Global Business Practices (covers all employees, including Senior Financial Officers), incorporated by reference to Exhibit 14 to 8-K filed September 30, 2004.

21	Subsidiaries of the registrant, incorporated by reference to Exhibit 21 to the Company’s 10-K for the year ended December 31, 2004, File No. 1-6571.

23.1	Consent of Deloitte & Touche LLP for the report dated March 8, 2005, relating to the financial statements of Schering-Plough Corporation, incorporated by reference to Exhibit 23 to the Company’s 10-K for the year ended December 31, 2004, File No. 1-6571.

23.2	Consent of Deloitte & Touche LLP for the report dated March 30, 2005, relating to the financial statements of the Merck/Schering-Plough Cholesterol Partnership.

31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chairman of the Board, Chief Executive Officer and President.

31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification for Executive Vice President and Chief Financial Officer.

32.1	Sarbanes-Oxley Act of 2002, Section 906 Certification for Chairman of the Board, Chief Executive Officer and President.

32.2	Sarbanes-Oxley Act of 2002, Section 906 Certification for Executive Vice President and Chief Financial Officer.

*	Compensatory plan, contract or arrangement.

†	Certain portions of the exhibit have been omitted pursuant to a request for confidential treatment. The non-public information has been filed separately with the Securities and Exchange Commission pursuant to rule 24b-2 under the Securities Exchange Act of 1934, as amended.

Copies of above exhibits will be furnished upon request.

SIGNATURE(S)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Schering-Plough Corporation
(Registrant)

Date March 30, 2005	/s/Douglas J. Gingerella

Douglas J. Gingerella
Vice President and Controller
(Duly Authorized Officer and
Chief Accounting Officer)

Merck/Schering-Plough Cholesterol Partnership

Combined Statements of Net Sales and Contractual Expenses
Years Ended December 31
($ in millions)

	2004	2003
		(unaudited)
Net sales	$1,214	$475

Cost of sales	74	24
Selling, general and administrative	634	396
Research and development	138	175

	846	595

Income (loss) from operations	$368	$(120)

The accompanying notes are an integral part of these combined financial statements.

Merck/Schering-Plough Cholesterol Partnership

Combined Balance Sheets
December 31
($ in millions)

	2004	2003
		(unaudited)
Assets
Cash and cash equivalents	$47	$33
Accounts receivable, net	184	63
Inventories	64	23
Other assets	1	17

	$296	$136

Liabilities and Partners’ Deficit
Accounts payable	$35	$11
Payable to Merck, net	159	93
Payable to Schering-Plough, net	111	63
Rebates payable	35	13
Other liabilities	22	8

Total liabilities	362	188
Partners’ capital (deficit)	(66)	(52)

	$296	$136

The accompanying notes are an integral part of these combined financial statements.

Merck/Schering-Plough Cholesterol Partnership

Combined Statements of Cash Flows
Years Ended December 31
($ in millions)

	2004	2003
		(unaudited)
Operating Activities:
Income (loss) from operations	$368	$(120)
Adjustment to reconcile income (loss) from operations to net cash provided by (used for) operating activities:
Accounts receivable, net	(121)	(35)
Inventories	(41)	4
Other assets	16	(15)
Accounts payable	24	(3)
Rebates payable	22	13
Other liabilities	14	4
Payables to Merck and Schering-Plough, net	114	3

Net cash provided by (used for) operating activities	$396	$(149)

Financing Activities:
Contributions from Partners	473	1,092
Distributions to Partners	(855)	(926)

Net cash (used for) provided by financing activities	$(382)	$166

Net increase in cash and cash equivalents	14	17
Cash and cash equivalents, beginning of year	33	16

Cash and cash equivalents, end of year	$47	$33

The accompanying notes are an integral part of these combined financial statements.

Merck/Schering-Plough Cholesterol Partnership

Combined Statements of Partners’ Capital (Deficit)
($ in millions)

	Schering-
	Plough	Merck	Total

Balance, January 1, 2003 (unaudited)	$(41)	$(57)	$(98)
Contributions from Partners (unaudited)	514	578	1,092
Loss from operations (unaudited)	(14)	(106)	(120)
Distributions to Partners (unaudited)	(463)	(463)	(926)

Balance, December 31, 2003 (unaudited)	(4)	(48)	(52)
Contributions from Partners	243	230	473
Income from operations	244	124	368
Distribution to Partners	(427)	(428)	(855)

Balance, December 31, 2004	$56	$(122)	$(66)

The accompanying notes are an integral part of these combined financial statements.

Merck/Schering-Plough Cholesterol Partnership

Notes to Combined Financial Statements
Years Ended December 31, 2004 and December 31, 2003 (unaudited)
($ in millions)

1. Description of Business and Basis of Presentation

Description of Business

In May 2000, Merck & Co., Inc. (“Merck”) and Schering-Plough Corporation (“Schering-Plough”) (collectively “Management” or the “Partners”) entered into agreements to jointly develop and market in the United States, Schering-Plough’s then experimental cholesterol absorption inhibitor ezetimibe (marketed today in the United States as ZETIA and as EZETROL in most other countries) (the “Agreements”) and certain respiratory products. The cholesterol collaboration is formally referred to as the Merck/Schering-Plough Cholesterol Partnership (the “Partnership”). In December 2001, the Agreements were expanded to include all countries of the world except Japan. The Agreements provide for ezetimibe to be developed and marketed in the following forms:

▪	Ezetimibe, a once daily non-statin cholesterol reducing medicine used alone or co-administered with any statin drug, and

▪	Ezetimibe and simvastatin (Merck’s existing ZOCOR statin cholesterol modifying medicine) combined into one tablet (marketed today in the United States as VYTORIN and as INEGY in many international countries).

ZETIA and VYTORIN were approved by the U.S. FDA in October 2002 and July 2004, respectively. To date, ZETIA and VYTORIN have been launched in more than 50 and 15 countries, respectively, outside of the United States. Together, these products, whether marketed as ZETIA, VYTORIN or under other trademarks globally, are referred to as the “Cholesterol Products”.

Clinical development activities of the respiratory partnership are ongoing and operations were not material in 2004 or 2003.

Under the Agreements, the Partners established jointly-owned, limited purpose legal entities in Canada, Puerto Rico, and the United States through which to carry out the contractual activities of the Partnership in these countries. An additional jointly-owned, limited purpose legal entity was established in Singapore to own the intellectual property of the Partnership and to fund and oversee research and development and manufacturing activities of the Partnership. In all other markets except Latin America, the Agreements provide for subsidiaries of Merck or Schering-Plough to effectively act in an agent capacity on behalf of the Partnership. These legal entity and agent market operations are collectively referred to as the “Combined Companies”. Latin American subsidiaries of Schering-Plough and Merck compete against one another in the cholesterol market and as such, activities for the Cholesterol Products within Latin America are not included in the Combined Companies.

The Partnership is substantially reliant on the infrastructures of Merck and Schering-Plough. There are limited employees of the legal entities of the Partnership and most activities are performed by employees of either Merck or Schering-Plough under service agreements with the Partnership. Profits, which are shared by the Partners under differing arrangements in countries around the world, are defined as net sales minus (1) agreed upon manufacturing costs incurred by the Partners and invoiced to the Partnership, (2) direct promotion costs incurred by the Partners and invoiced to the Partnership, (3) costs for a limited specialty sales force incurred by the Partners and invoiced to the Partnership and certain amounts for sales force physician detailing of the Cholesterol Products in the United States, Puerto Rico and Canada, (4) administration costs based on a fixed percentage of 1.0% to 1.4% of Cholesterol Product sales, which are invoiced by one of the Partners, and (5) other costs incurred by the Partners that were not contemplated when the Agreements were entered into but that were subsequently agreed to by both Partners. Agreed upon research and development expenses incurred by the Partners and invoiced to the Partnership are shared equally by the Partners.

Basis of Presentation

The accompanying combined balance sheets and combined statements of net sales and contractual expenses, cash flows and partners’ capital (deficit) include the activities of the Combined Companies. Interpartnership balances and profits are eliminated.

Net sales include the net sales of the Cholesterol Products sold by the Combined Companies. Expenses include costs that Merck and Schering-Plough have contractually agreed to directly invoice to the Partnership, or are shared through the contractual profit sharing arrangements between the Partners described above.

The accompanying combined financial statements were prepared for the purpose of complying with certain rules and regulations of the Securities and Exchange Commission, and reflect the activities of the Partnership based on the contractual agreements between the Partners. Such combined financial statements include only the expenses agreed by the Partners to be included in the calculation of profits under the contractual agreements of the Partnership, and are not intended to be a complete presentation of all of the expenses that would be incurred by a stand-alone pharmaceutical company for the discovery, development, manufacture, distribution, and marketing of pharmaceutical products. Under the Agreements, certain expenses are invoiced to the Partnership by the Partners based on contractually agreed upon allocations of Partner-incurred expenses as described below. In the opinion of Management, any allocations of expenses described below were made on a basis that reasonably reflects the actual level of support provided. All other expenses are expenses of the Partners and accordingly, are reflected in each Partner’s respective expense line items in their separate consolidated financial statements. Future results of operations, financial position, and cash flows could differ materially from the historical results presented herein.

As described above, the profit sharing arrangements under the Agreements provide that only certain Partner-incurred costs are permitted to be invoiced to the Partnership by the Partners and are therefore part of the profit calculation. The following paragraphs list the typical cost categories that are generally incurred in the discovery, development, manufacture, distribution, and marketing of the Cholesterol Products and provide a description of how such costs are treated in the accompanying combined statements of net sales and contractual expenses, which is consistent with how such costs are treated for purposes of determining profits under the contractual agreements.

▪	Manufacturing costs – All contractually agreed upon manufacturing plant costs incurred by the Partners related to the manufacture of the Partnership products are included as “Cost of sales” in the accompanying combined statements of net sales and contractual expenses, including certain production variances and standard costs for plant services and administration, materials management, technical services, quality control, and asset utilization. All other manufacturing costs incurred by the Partners not agreed to be included in the determination of profits under the contractual agreements are not invoiced to the Partnership and therefore are excluded from the accompanying combined financial statements. These costs include but are not limited to yield losses in excess of jointly agreed upon yield rates and excess/idle capacity of dedicated assets.

▪	Direct promotion costs – Direct promotion represents direct and identifiable out-of-pocket costs incurred by the Partners, including but not limited to contractually agreed upon expenses related to market research, detailing aids, agency fees, direct-to-consumer advertising, meetings and symposia, trade programs, launch meetings, special sales force incentive programs and product samples. All such contractually agreed upon costs are included in “Selling, general and administrative” in the accompanying combined statements of net sales and contractual expenses. All other promotion costs incurred by the Partners not agreed to be included in the determination of profits under the contractual agreements are not invoiced to the Partnership and therefore are excluded from the accompanying combined financial statements.

▪	Sales force costs – The agreed upon costs of a limited specialty sales force for the United States market that calls on opinion leaders in the field of cholesterol medicine is included in “Selling, general and administrative” in the accompanying combined statements of net sales and contractual expenses. Certain other agreed upon amounts in the United States, Canada and Puerto Rico are also included in “Selling, general and administrative.” Reimbursements made to Schering-Plough and Merck for physician details in North America were $121 million and $99 million respectively, in 2004 and $70 million to each partner in 2003. All other selling costs incurred by the Partners not agreed to be included in the determination of profits under the contractual agreements are not invoiced to the Partnership and therefore are excluded from the accompanying combined financial statements. These costs include the total costs of the general sales forces of the Partners detailing the Cholesterol Products in most countries outside of the United States, Canada and Puerto Rico.

▪	Administrative costs – Amounts based on a fixed percentage ranging from 1.0% to 1.4% of Cholesterol Product sales are invoiced to the Partnership by the Partner providing the administrative support. Such amounts are included in “Selling, general and administrative” in the accompanying combined statements of net sales and contractual expenses. Selected contractually agreed upon direct costs of employees of the Partners for support services are also included in “Selling, general and administrative”. All other costs incurred by the Partners not agreed to be included in the determination of profits under the contractual agreements are not invoiced to the Partnership and therefore are excluded from the accompanying combined financial statements. These costs include, but are not limited to, U.S. managed care services, Partners’ local product managers and subsidiary management in most international markets, and other indirect expenses such as corporate overhead and interest.

▪	Research and development (“R&D”) expense – R&D activities are performed by the Partners and agreed upon costs are invoiced to the Partnership. These agreed upon costs generally represent an allocation of each Partner’s estimate of full time equivalents devoted to the research and development of the Cholesterol Products. These contractually agreed upon allocated costs are included as “Research and development” in the accompanying combined statements of net sales and contractual expenses. All other R&D costs that are incurred by the Partners but are not jointly agreed upon are not invoiced to the Partnership and therefore are excluded from the accompanying combined financial statements.

2. Summary of Significant Accounting Policies

Principles of Combined Financial Statements

The combined financial statements include results for the jointly-owned, legal entities in the United States, Canada, Puerto Rico and Singapore, as well as allocated balances for markets where Merck or Schering-Plough effectively act in an agent capacity on behalf of the Partnership, which are most other markets worldwide where Cholesterol Products are sold except for Latin America and Japan. Interpartnership balances and profits are eliminated.

Use of Estimates

The combined financial statements are prepared based on contractual agreements between the Partners, as described above, and include certain amounts that are based on Management’s best estimates and judgments. Estimates are used in determining such items as provisions for sales discounts and returns. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.

Foreign Currency Translation

The United States dollar is the functional currency for the Partnership’s foreign operations.

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with original maturities of less than three months.

Inventories

Substantially all inventories are valued at the lower of first in, first out cost or market.

Intangible Assets

Intangible assets consist of licenses, trademarks and trade names owned by the Partnership. These intangible assets have been recorded at the Partners’ historical cost at the date of contribution, which for the intangible assets held by the Partnership was a nominal value.

Revenue Recognition

Revenues from sales of Cholesterol Products are recognized when title and risk of loss pass to the customer. Recognition of revenue also requires reasonable assurance of collection of sales proceeds and completion of all performance obligations. In the United States, sales discounts are issued to customers as direct discounts at the point-of-sale or indirectly through an intermediary wholesale purchaser, known as chargebacks, or indirectly in the form of rebates. Additionally, sales are generally made with a limited right of return under certain conditions. Revenues are recorded net of provisions for sales discounts and returns, which are established at the time of sale.

Income Taxes

No provision has been made for federal, foreign or state income taxes as taxable income or losses of the Partnership are allocated to the Partners and included in their income tax returns.

Concentrations of Credit Risk

The Partnership’s concentrations of credit risk consist primarily of accounts receivable. Three customers represented, in aggregate, approximately 80% of the Partnership’s “Accounts receivable” at December 31, 2004. Bad debts have been minimal. The Partnership does not normally require collateral or other security to support credit sales. The Partnership derived approximately 83% in 2004 and 88% in 2003 of its combined net sales in the United States.

3. Inventories

Inventories at December 31 consisted of:

	2004	2003

Finished goods	$31	$7
Raw materials and work in process	33	16

	$64	$23

4. Related Party Transactions

The Partnership purchases substantially all of its goods and services, including pharmaceutical product, manufacturing services, promotion and sales force services, administrative services and R&D services, from its Partners. Summarized information about related party transactions is as follows:

	2004			2003
		Schering-			Schering-
	Merck	Plough	Total	Merck	Plough	Total

Receivables	$120	$4	$124	$61	$—	$61
Payables	279	115	394	154	63	217

Payables, net	$159	$111	$270	$93	$63	$156

In Latin America, the Partners compete with one another in the cholesterol market and thereby sell products separately. The Partnership sells Cholesterol Products to the Partners for this purpose and these sales are included in “Net sales” in the accompanying combined statements of net sales and contractual expenses. In 2004, sales to Merck and Schering-Plough for Latin America were $12 million and $30 million, respectively. In 2003, sales to Merck and Schering-Plough for Latin America were $2 million and $7 million, respectively.

5. Insurance Coverage

The Partnership maintains insurance coverage with deductibles and self-insurance as Management believes is cost beneficial. The Partnership self-insures a significant portion of risk as it relates to product liability.

INDEPENDENT AUDITORS’ REPORT

The Partners of the Merck/Schering-Plough Cholesterol Partnership

We have audited the accompanying combined balance sheet of the Merck/Schering-Plough Cholesterol Partnership as of December 31, 2004, as described in Note 1, and the related combined statements of net sales and contractual expenses, partners’ capital (deficit) and cash flows as described in Note 1 for the year then ended. These financial statements are the responsibility of the management of Merck & Co., Inc. and Schering-Plough Corporation, collectively “Management” or “the Partners”. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying statements were prepared for the purpose of complying with certain rules and regulations of the Securities and Exchange Commission and, as described in Note 1, are not intended to be a complete presentation of the financial position, results of operations or cash flows of all of the activities of a stand-alone pharmaceutical company involved in the discovery, development, manufacture, distribution and marketing of pharmaceutical products.

In our opinion, the statements referred to above present fairly, in all material respects, the combined financial position of the Merck/Schering-Plough Cholesterol Partnership, as described in Note 1, as of December 31, 2004, and the combined results of its net sales and contractual expenses and its combined cash flows, as described in Note 1, for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
March 30, 2005