Form 10-Q
period 2005-03-31
SCHERING PLOUGH CORP
filed 2005-04-26
CIK 310158

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended MARCH 31, 2005




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

                                 YES   X     NO
                                      ---        ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). YES  X     NO
                                                ---       ---


Common Shares Outstanding as of March 31, 2005: 1,475,081,515

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                  SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
                 STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS
                                   (UNAUDITED)
                 (Amounts in millions, except per share figures)


                                                                     Three Months
                                                                         Ended
                                                                       March 31,
                                                           --------------------------------
                                                               2005               2004
                                                           -------------      -------------
Net sales                                                  $       2,369      $       1,963
                                                           -------------      -------------

Cost of sales                                                        889                740
Selling, general and administrative                                1,081                914
Research and development                                             384                372
Other expense, net                                                    17                 36
Special charges                                                       27                 70
Equity income from cholesterol joint venture                        (220)               (78)
                                                           -------------      -------------

Income / (loss) before income taxes                                  191                (91)
Income tax expense/(benefit)                                          64                (18)
                                                           -------------      -------------
Net income/(loss)                                          $         127      $         (73)
                                                           -------------      -------------

Preferred stock dividends                                             22                 --
                                                           -------------      -------------
Net income/(loss) available to common shareholders         $         105      $         (73)
                                                           -------------      -------------

Diluted earnings/(loss) per common share                   $         .07      $        (.05)
                                                           =============      =============

Basic earnings/(loss) per common share                     $         .07      $        (.05)
                                                           =============      =============

Dividends per common share                                 $        .055      $        .055
                                                           =============      =============

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

                  SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)
                              (Amounts in millions)



                                                                   Three Months Ended March 31,
                                                                      2005              2004
                                                                 -------------      -------------
    Operating Activities:
      Net income/ (loss)                                         $         127      $         (73)
      Adjustments to reconcile net income/(loss) to net cash
        provided by operating activities:
         Tax refund from U.S. loss carryback                                --                404
         Special charges                                                    27                 42
         Depreciation and amortization                                     118                110
         Changes in assets and liabilities:
          Accounts receivable                                             (337)              (214)
          Inventories                                                       82                 23
          Prepaid expenses and other assets                                (56)                12
          Accounts payable and other liabilities                           239                (75)
                                                                 -------------      -------------
      Net cash provided by operating activities                            200                229
                                                                 -------------      -------------
    Investing Activities:

      Capital expenditures                                                 (83)              (102)
      Dispositions of property and equipment                                33                  2
      Purchases of investments                                             (10)              (122)
      Reduction of investments                                              58                 --
                                                                 -------------      -------------
      Net cash used for investing activities                                (2)              (222)
                                                                 -------------      -------------
    Financing Activities:

      Cash dividends paid to common shareholders                           (81)               (81)
      Cash dividends paid to preferred shareholders                        (22)                --
      Net change in short-term borrowings                               (1,169)              (219)
      Other, net                                                             9                  9
                                                                 -------------      -------------
      Net cash used for financing activities                            (1,263)              (291)
                                                                 -------------      -------------
    Effect of exchange rates on cash and
      cash equivalents                                                      (7)                (2)
                                                                 -------------      -------------
    Net decrease in cash and
      cash equivalents                                                  (1,072)              (286)
    Cash and cash equivalents, beginning of period                       4,984              4,218
                                                                 -------------      -------------
    Cash and cash equivalents, end of period                     $       3,912      $       3,932
                                                                 =============      =============


The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

                  SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Amounts in millions, except per share figures)
                                   (UNAUDITED)

                                                             March 31,        December 31,
Assets                                                          2005               2004
                                                           -------------      -------------
  Cash and cash equivalents                                $       3,912      $       4,984
  Short-term investments                                             792                851
  Accounts receivable, net                                         1,702              1,407
  Inventories                                                      1,470              1,580
  Deferred income taxes                                              314                309
  Prepaid and other current assets                                   914                872
                                                           -------------      -------------
       Total current assets                                        9,104             10,003
  Property, plant and equipment                                    7,051              7,085
  Less accumulated depreciation                                    2,528              2,492
                                                           -------------      -------------
        Property, net                                              4,523              4,593
  Goodwill                                                           208                209
  Other intangible assets, net                                       369                371
  Other assets                                                       717                735
                                                           -------------      -------------
  Total assets                                             $      14,921      $      15,911
                                                           =============      =============
Liabilities and Shareholders' Equity
  Accounts payable                                         $       1,038      $         978
  Short-term borrowings and current
    portion of long-term debt                                        398              1,569
  Other accrued liabilities                                        2,760              2,661
                                                           -------------      -------------
        Total current liabilities                                  4,196              5,208
  Long-term debt                                                   2,392              2,392
  Other long-term liabilities                                        793                755
                                                           -------------      -------------
        Total long-term liabilities                                3,185              3,147

Commitments and contingent liabilities (Note 15)
Shareholders' equity:
    6% Mandatory convertible preferred shares - $1 par
      value; issued - 29; $50 per share face value                 1,438              1,438
    Common shares - $.50 per share par value;
      issued: 2,030                                                1,015              1,015
    Paid-in capital                                                1,243              1,234
    Retained earnings                                              9,638              9,613
    Accumulated other comprehensive loss                            (352)              (300)
                                                           -------------      -------------
           Total                                                  12,982             13,000
    Less treasury shares: 2005 - 555 shares;
      2004 - 555 shares, at cost                                   5,442              5,444
                                                           -------------      -------------
        Total shareholders' equity                                 7,540              7,556
                                                           -------------      -------------
   Total liabilities and shareholders' equity              $      14,921      $      15,911
                                                           =============      =============


The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

                  SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

These unaudited condensed consolidated financial statements of Schering-Plough Corporation and subsidiaries (the Company), included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC) for reporting on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles have been condensed or omitted pursuant to such SEC rules and regulations. Certain prior year amounts have been reclassified to conform to the current year presentation. These statements should be read in conjunction with the accounting policies and notes to consolidated financial statements included in the Company's 2004 Annual Report on Form 10-K.

In the opinion of the Company's management, the financial statements reflect all adjustments necessary for a fair statement of the operations, cash flows and financial position for the interim periods presented.

2. SPECIAL CHARGES

Special charges for the three months ended March 31, 2005 totaled $27 million, primarily relating to employee termination costs at a manufacturing facility. Special charges for the three months ended March 31, 2004 totaled $70 million, comprised of $44 million in employee termination costs and $26 million in asset impairment charges.

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

Amounts recognized relating to the VERP during the three months ended March 31, 2005 and 2004 were $2 million and $9 million respectively, with cumulative costs recognized of $186 million as of March 31, 2005.

In addition, the Company recognized $19 million and $35 million of other employee severance costs for the three months ended March 31, 2005 and 2004, respectively.

The following summarizes the activity in the accounts related to employee termination costs (Dollars in millions):

Employee Termination Costs                            2005                  2004
--------------------------                            ----                  ----
Special charges liability balance at
December 31,                                          $  18                 $ 29

Special charges incurred during
three months ended March 31,                             21                   44

Credit to retirement benefit plan
liability during the three months
ended March 31,                                          (2)                  (9)

Disbursements during the three
months ended March 31,                                   --                  (28)
                                                      -----                 ----
Special charges liability balance at
March 31,                                             $  37                 $ 36
                                                      =====                 ====



The balance at March 31, 2005, represents disbursements to be made after March 31, 2005.

Asset Impairment and Related Charges

For the three months ended March 31, 2005 and 2004, the Company recognized asset impairment and related charges of $6 million and $26 million, respectively. The charge in the 2004 period related primarily to the exit from a small European research-and-development facility.

3. EQUITY INCOME FROM CHOLESTEROL JOINT VENTURE

In May 2000, the Company and Merck and Company, Inc. (Merck) entered into separate agreements to jointly develop and market in the U.S. (1) two cholesterol lowering drugs and (2) an allergy/asthma drug. In December 2001, the cholesterol agreement was expanded to include all countries of the world except Japan. In general, the companies agreed that the collaborative activities under these agreements would operate in a virtual mode to the maximum degree possible by relying on the respective infrastructures of the two companies. These agreements generally provide for equal sharing of research and development costs and for co- promotion of approved products by each company.

The cholesterol partnership agreements provide for the Company and Merck to jointly develop ezetimibe (marketed as ZETIA in the U.S. and Asia and EZETROL in Europe):

     i. as a once-daily monotherapy;

     ii. in co-administration with any statin drug, and;

     iii. as a once-daily fixed-combination tablet of ezetimibe and simvastatin (Zocor), Merck's cholesterol-modifying medicine. This combination medication (ezetimibe/simvastatin) is marketed as VYTORIN in the U.S. and as INEGY in many international countries.

ZETIA/EZETROL (ezetimibe) and VYTORIN/INEGY (the combination of ezetimibe/simvastatin) are approved for use in the U.S. and have been launched in several international markets.

The Company utilizes the equity method of accounting in recording its share of activity from the Merck / Schering-Plough Cholesterol Partnership (the Partnership or the joint venture). The cholesterol partnership agreements provide for the sharing of operating income generated by the Partnership based upon percentages that vary by product, sales level and country. In the U.S. market, Schering-Plough receives a greater share of profits on the first $300 million of annual ZETIA sales. Above $300 million of annual ZETIA sales, Merck and Schering-Plough (the Partners) share profits equally. Schering-Plough's allocation of joint venture income is increased by milestones recognized. Further, either Partner's share of the joint venture's income from operations is subject to a reduction if the Partner fails to perform a specified minimum number of physician details in a particular country. The Partners agree annually to the minimum number of physician details by country.

The Partners bear the costs of their own general sales forces and commercial overhead in marketing joint venture products around the world. In the U.S., Canada and Puerto Rico, the cholesterol agreements provide for a reimbursement to each partner for physician details that are set on an annual basis. This reimbursed amount is equal to each Partner's physician details multiplied by a contractual fixed fee. Schering-Plough reports this reimbursement as part of Equity income from cholesterol joint venture as under U.S. GAAP this amount does not represent a reimbursement of specific, incremental and identifiable costs for the Company's detailing of the cholesterol products in these markets. In addition, this reimbursement amount is not reflective of Schering-Plough's sales effort related to the joint venture as Schering-Plough's sales force and related costs associated with the joint venture are generally estimated to be higher.

During the first quarter of 2005 Schering-Plough earned a milestone of $20 million of which $14 million was recognized for financial reporting purposes. This milestone related to certain European approvals of VYTORIN
(ezetimibe/simvastatin) in the first quarter of 2005.

During the first quarter of 2004 Schering-Plough earned and recognized a milestone of $7 million related to the approval of ezetimibe/simvastatin in Mexico in 2004.

Under certain other conditions, as specified in the partnership agreements with Merck, the Company could earn additional milestones totaling $105 million.

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

The unaudited financial information below presents summarized combined financial information for the Merck / Schering-Plough Cholesterol Partnership for the three months ended March 31, 2005:



(Dollars in millions)                2005
                                  ----------

 Net sales                        $      516
 Cost of sales                            28
Income from operations                   226

Amounts related to physician details, among other expenses, that are invoiced by Schering-Plough and Merck in the U.S., Canada and Puerto Rico are deducted from income from operations of the Partnership.

Schering-Plough's share of the Partnership's income from operations for the three months ended March 31, 2005 was $169 million. In the U.S. market, Schering-Plough receives a greater share of income from operations on the first $300 million of annual Zetia sales. As a result, Schering-Plough's share of the Partnership's income from operations is generally higher in the first quarter than in subsequent quarters. In addition, during the first quarter of 2005, the Company's share of the Partnership's income from operations includes a milestone of $14 million.

The following information provides a summary of the components of the Company's Equity income from cholesterol joint venture for the three months ended March 31, 2005:

(Dollars in millions)                                                                           2005
                                                                                             ----------
Schering-Plough's share of income from operations ......................................     $      169
Reimbursement to Schering-Plough for physician details .................................             45
Elimination of intercompany profit and other, net ......................................              6
                                                                                             ----------
  Total Equity income from cholesterol joint venture ...................................     $      220
                                                                                             ----------

Equity income excludes any profit arising from transactions between the Company and the joint venture until such time as there is an underlying profit realized by the joint venture in a transaction with a party other than the Company or Merck.

Due to the virtual nature of the Partnership, the Company incurs substantial costs, such as selling, general and administrative costs, that are not reflected in equity income and are borne by the overall cost structure of the Company. These costs are reported on their respective line items in the Statements of Condensed Consolidated Operations. The cholesterol agreements do not provide for any jointly owned facilities and, as such, products resulting from the joint venture are manufactured in facilities owned by either Merck or the Company.

The allergy/asthma agreement provides for the development and marketing of a once-daily, fixed-combination tablet containing CLARITIN and Singulair. Singulair is Merck's once-daily leukotriene receptor antagonist for the treatment of asthma and seasonal allergic rhinitis. In January 2002, the Merck/Schering-Plough respiratory joint venture reported on results of Phase III clinical trials of a fixed-combination tablet containing CLARITIN and Singulair. This Phase III study did not demonstrate sufficient added benefits in the treatment of seasonal allergic rhinitis. The CLARITIN and Singulair combination tablet does not have approval in any country and remains in clinical development.

4. ACCOUNTING FOR STOCK BASED COMPENSATION

Currently the Company accounts for its stock compensation arrangements using the intrinsic value method. No stock-based employee compensation cost is reflected in Net income/(loss), other than for the Company's deferred stock units, as stock options granted under all other plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

In December 2004 the Financial Accounting Standards Board (FASB) issued SFAS 123R (Revised 2004), "Share Based Payment." Statement 123R requires companies to recognize compensation expense in an amount equal to the fair value of all share-based payments granted to employees. The Company is required to implement this SFAS in the first quarter of 2006 by recognizing compensation on all share-based grants made on or after January 1, 2006, and for the unvested portion of share-based grants made prior to January 1, 2006. Restatement of previously issued statements is permitted, but not required. The Company is currently evaluating the various implementation options and related financial impacts available under SFAS 123R.

The following table reconciles Net income/(loss) available to common shareholders and basic/diluted earnings/(loss) per common share, as reported, to pro forma net income/(loss) available to common shareholders and basic/diluted earnings/(loss) per common share, as if the Company had expensed the grant-date fair value of both stock options and deferred stock units as permitted by SFAS 123, "Accounting for Stock-Based Compensation."

                                                                                 Three months
                                                                                ended March 31
                                                                          ------------------------------
                                                                             (Dollars in millions)
                                                                          ------------------------------
                                                                              2005              2004
                                                                          ------------      ------------
Net income/(loss) available to common shareholders, as
reported                                                                  $        105      $        (73)
Add back: Expense included in reported net
    income/(loss) for deferred stock units, net of tax in
    2004                                                                            15                12
Deduct:  Pro forma expense as if both stock options and
    deferred stock units were charged against net
    income/(loss), net of tax in 2004                                              (36)              (29)
                                                                          ------------      ------------
Pro forma net income/(loss) available to common shareholders using
the fair value method                                                     $         84      $        (90)
                                                                          ============      ============

Diluted earnings/(loss) per common share:
    Diluted earnings/(loss) per common share, as reported                 $        .07      $       (.05)
                                                                          ------------      ------------
    Pro forma diluted earnings/(loss) per common share using the fair
    value method                                                                   .06              (.06)
                                                                          ------------      ------------
Basic earnings/(loss) per common share:
    Basic earnings/(loss) per common share, as reported                   $        .07      $       (.05)
                                                                          ------------      ------------
    Pro forma basic earnings/(loss) per common share using the fair
    value method                                                                   .06              (.06)
                                                                          ------------      ------------

Basic and diluted earnings/ (loss) per common share are calculated based on net income/ (loss) available to common shareholders.

5. OTHER EXPENSE, NET

The components of other expense, net are as follows (Dollars in millions):

                                                    Three Months
                                                       Ended
                                                     March 31,
                                                2005            2004
                                             ----------      ----------
Interest cost incurred                       $       48      $       53
Less: amount capitalized on construction             (3)             (5)
                                             ----------      ----------
Interest expense                                     45              48
Interest income                                     (33)            (14)
Foreign exchange losses                               4               1
Other, net                                            1               1
                                             ----------      ----------
Total                                        $       17      $       36
                                             ==========      ==========

6. INCOME TAXES

At December 31, 2004 the Company has approximately $1 billion of U.S. Net Operating Losses (U.S. NOLs) for tax purposes available to offset future U.S. taxable income through 2024. The Company generated an additional U.S. NOL during the first quarter of 2005.

If Congress does not legislate certain technical corrections related to the American Jobs Creation Act, the Company's total U.S. NOL could be reduced by approximately $675 million.

The Company's tax provision for the three-month period ended March 31, 2005 is primarily related to foreign taxes and does not include any benefit related to U.S. NOLs. The Company has established a valuation allowance on net U.S. deferred tax assets, including the benefit of U.S. NOLs, as management cannot conclude that it is more likely than not the benefit of U.S. net deferred tax assets can be realized.

7. RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS

The Company has defined benefit pension plans covering eligible employees in the United States and certain foreign countries, and the Company provides post-retirement health care benefits to its eligible U.S. retirees and their dependents.

The components of net pension expense were as follows:

                                  Three months ended March 31,
                                  ----------------------------
                                      (Dollars in millions)
                                      2005            2004
                                   ----------      ----------
Service cost                       $       27      $       26
Interest cost                              35              35
Expected return on plan assets            (36)            (41)
Amortization, net                          11               8
Termination benefits                        2               6
Settlement                                 --               2
                                   ----------      ----------
Net pension expense                $       39      $       36
                                   ==========      ==========


The components of other post-retirement benefits expense were as follows:

                                        Three months ended March 31,
                                       ------------------------------
                                           (Dollars in millions)
                                           2005              2004
                                       ------------      ------------
Service cost                           $          3      $          3
Interest cost                                     6                 6
Expected return on plan assets                   (4)               (4)
Amortization, net                                --                 1
Termination benefits                             --                 1
                                       ------------      ------------
Net other post-retirement benefits
expense                                $          5      $          7
                                       ============      ============

8. EARNINGS PER COMMON SHARE

The following table reconciles the components of the basic and diluted earnings / (loss) per share computations:

                                                                Three Months
                                                                    Ended
                                                                  March 31,
                                                           (Dollars and shares in
                                                                  millions)

EPS Numerator:                                              2005             2004
                                                       -------------     -------------
Net income/(loss)                                      $         127     $         (73)
Less: Preferred stock dividends                                   22                --
                                                       -------------     -------------
Net income/(loss) available to common shareholders     $         105     $         (73)
                                                       -------------     -------------
EPS Denominator:
Average shares outstanding
   for basic EPS                                               1,474             1,471
Dilutive effect of options
   and deferred stock units                                        6                --
                                                       -------------     -------------
Average shares outstanding
   for diluted EPS                                             1,480             1,471
                                                       -------------     -------------

For the three months ended March 31, 2005 and 2004, the equivalent of 37 million and 93 million, respectively, of common shares issuable under the Company's stock incentive plans were excluded from the computation of diluted EPS because their effect would have been antidilutive. Also, at March 31, 2005, 79 million of common shares obtainable upon conversion of the Company's 6% Mandatory Convertible Preferred Stock were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

9. COMPREHENSIVE INCOME / (LOSS)

Total comprehensive income / (loss) for the three months ended March 31, 2005 and 2004 was $75 million and $(114) million, respectively.

10. INVENTORIES

Inventories consisted of the following:

                                    March 31,      December 31,
                                      2005            2004
                                  ------------     ------------
                                      (Dollars in millions)
   Finished products              $        574     $        648
   Goods in process                        598              602
   Raw materials and supplies              298              330
                                  ------------     ------------
     Total inventories            $      1,470     $      1,580
                                  ============     ============

11. OTHER INTANGIBLE ASSETS

The components of other intangible assets, net are as follows (Dollars in millions):

                                   March 31, 2005                                  December 31, 2004
                   ----------------------------------------------     ----------------------------------------------
                       Gross                                             Gross
                     Carrying       Accumulated                         Carrying       Accumulated
                      Amount        Amortization         Net             Amount        Amortization           Net
                   ------------     ------------     ------------     ------------     ------------     ------------
Patents and
   licenses        $        558     $        297     $        261     $        558     $        287     $        271
Trademarks and
   other                    153               45              108              144               44              100
                   ------------     ------------     ------------     ------------     ------------     ------------
Total other
   intangible
   assets          $        711     $        342     $        369     $        702     $        331     $        371
                   ============     ============     ============     ============     ============     ============


These intangible assets are amortized on the straight-line method over their respective useful lives. The residual value of intangible assets is estimated to be zero.

12. SHORT AND LONG-TERM BORROWINGS AND OTHER COMMITMENTS

Short and Long-Term Borrowings

At March 31, 2005, short-term borrowings totaled approximately $400 million. Approximately 75 percent of such borrowings were outstanding commercial paper.

On November 26, 2003, the Company issued $1.25 billion aggregate principal amount of 5.3 percent senior unsecured notes due 2013 and $1.15 billion aggregate principal amount of 6.5 percent senior unsecured notes due 2033 (collectively the Notes) . Interest is payable semi-annually. The net proceeds from this offering were $2.37 billion. Upon issuance, the Notes were rated A3 by Moody's Investors Service, Inc. (Moody's), and A+ by Standard & Poor's Rating Services (S&P). The interest rates payable on the Notes are subject to adjustment as follows: If the rating assigned to a particular series of Notes by either Moody's or S&P changes to a rating set forth below, the interest rate payable on that series of notes will be the initial interest rate (5.3 percent for the notes due 2013 and 6.5 percent for the notes due 2033) plus the additional interest rate set forth below for each rating assigned by Moody's and S&P.

                                 Additional                                                       Additional
Moody's Rating                  Interest Rate                        S&P Rating                 Interest Rate
--------------                  -------------                        ----------                 -------------
Baa1                                    0.25%                        BBB+                               0.25%
Baa2                                    0.50%                        BBB                                0.50%
Baa3                                    0.75%                        BBB-                               0.75%
Ba1 or below                            1.00%                        BB+ or below                       1.00%


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

On July 14, 2004, Moody's lowered its rating of the Notes to Baa1 and, accordingly, the interest payable on each note increased by 25 basis points, respectively, effective December 1, 2004. Therefore, on December 1, 2004, the interest rate payable on the notes due 2013 increased from 5.3% to 5.55%, and the interest rate payable on the notes due 2033 increased from 6.5% to 6.75%. At March 31, 2005 the Notes were rated Baa1 by Moody's and A- by S&P.

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

Credit Facilities

The Company has a revolving credit facility from a syndicate of major financial institutions. During March 2005, the Company negotiated an increase in the commitments under this credit facility from $1.25 billion to $1.5 billion with no changes in the basic terms of the pre-existing credit facility. Concurrently with the increase in commitments under this facility, the Company terminated early a separate $250 million line of credit which would have matured in May 2006. There was no outstanding balance under this facility at the time it was terminated.

The existing $1.5 billion credit facility matures in May 2009 and requires the Company to maintain a total debt to capital ratio of no more than 60 percent. This credit line is available for general corporate purposes and is considered as support to the Company's commercial paper borrowings. Borrowings under the credit facility may be drawn by the U.S. parent company or by its wholly-owned foreign subsidiaries when accompanied by a parent guarantee. This facility does not require compensating balances; however, a nominal commitment fee is paid. As of March 31, 2005 no funds have been drawn down under this facility.

6% Mandatory Convertible Preferred Stock and Shelf Registration

In August 2004, the Company issued 28,750,000 shares of 6% Mandatory Convertible Preferred stock (the Preferred Stock) with a face value of $1.44 billion. Net proceeds to the Company were $1.4 billion after deducting commissions, discounts and other underwriting expenses. The Preferred Stock will automatically convert into between 2.2451 and 2.7840 common shares of the Company depending on the average closing price of the Company's common shares over a period immediately preceding the mandatory conversion date of September 14, 2007, as defined in the prospectus. The preferred shareholders may elect to convert at any time prior to September 14, 2007, at the minimum conversion ratio of 2.2451 common shares per share of the Preferred Stock. Additionally, if at any time prior to the mandatory conversion date, the closing price of the Company's common shares exceeds $33.41 (for at least 20 trading days within a period of 30 consecutive trading days), the Company may elect to cause the conversion of all, but not less than all, of the Preferred Stock then outstanding at the same minimum conversion ratio of 2.2451 common shares for each preferred share.

The Preferred Stock accrues dividends at an annual rate of 6 percent on shares outstanding. The dividends are cumulative from the date of issuance and, to the extent the Company is legally permitted to pay dividends and the Board of Directors declares a dividend payable, the Company will pay dividends on each dividend payment date. The dividend payment dates are March 15, June 15, September 15 and December 15.

As of March 31, 2005 the Company has the ability to issue $563 million (principal amount) of securities under a currently effective SEC shelf registration.

Interest Rate Swap Contract

The Company previously disclosed an interest rate swap arrangement with a counterparty bank. The arrangement utilized two long-term interest rate swap contracts, one between a foreign-based subsidiary of the Company and a bank and the other between a U.S. subsidiary of the Company and the same bank. The two contracts had equal and offsetting terms and were covered by a master netting arrangement. The contract involving the foreign-based subsidiary permitted the subsidiary to prepay a portion of its future obligation to the bank, and the contract involving the U.S. subsidiary permitted the bank to prepay a portion of its future obligation to the U.S. subsidiary. Interest was paid on the prepaid balances by both parties at market rates. Prepayments totaling $1.9 billion were made under both contracts as of December 31, 2004.

The terms of the swap contracts, as amended, called for a phased termination of the swaps based on an agreed repayment schedule that was to begin no later than March 31, 2005. Termination would require the Company and the counterparty each to repay all prepayments pursuant to the agreed repayment schedule. The terms also allowed the Company, at its option, to accelerate the termination of the arrangement and associated scheduled repayments for a nominal fee.

On February 28, 2005, the Company's foreign-based subsidiary and U.S. subsidiary each gave notice to the counterparty of their intent to terminate the arrangement. On March 21, 2005 the Company terminated these swap agreements and all associated repayments were made by the respective obligors with no material impact on the Company's Condensed Consolidated Statement of Operations.

13. SEGMENT DATA

The Company has three reportable segments: Prescription Pharmaceuticals, Consumer Health Care and Animal Health. The segment sales and profit data that follow are consistent with the Company's current management reporting structure. The Prescription Pharmaceuticals segment discovers, develops, manufactures and markets human pharmaceutical products. The Consumer Health Care segment develops, manufactures and markets OTC, foot care and sun care products, primarily in the United States. The Animal Health segment discovers, develops, manufactures and markets animal health products.

Net sales by segment:

                                              Three months ended
                                                   March 31,
                                          ------------------------------
                                             (Dollars in millions)
                                          ------------------------------
                                              2005              2004
                                          ------------      ------------
Prescription Pharmaceuticals              $      1,846      $      1,481
Consumer Health Care                               330               312
Animal Health                                      193               170
                                          ------------      ------------
Consolidated net sales                    $      2,369      $      1,963
                                          ============     =============

Profit by segment:


                                              Three months ended
                                                   March 31,
                                          ------------------------------
                                             (Dollars in millions)
                                          ------------------------------
                                              2005              2004
                                          ------------      ------------
Prescription Pharmaceuticals              $        160      $        (41)
Consumer Health Care                               106               100
Animal Health                                       17                 5
Corporate and other, including
  net interest expense of $12 in 2005
  and $34 in 2004                                  (92)             (155)
                                          ------------      ------------
Consolidated profit/(loss)
   before tax                             $        191      $        (91)
                                          ============      ============

Corporate and other includes interest income and expense, foreign exchange gains and losses, headquarters expenses, special charges and other miscellaneous items. The accounting policies used for segment reporting are the same as those described in Note 1 "Summary of Significant Accounting Policies." in the Company's 2004 10-K.

For the three months ended March 31, 2005, "Corporate and other" included special charges of $27 million related to the Voluntary Early Retirement Program, other employee severance costs and asset impairment charges (see "Special Charges" footnote for additional information). It is estimated that the special charges relate to the reportable segments as follows: Prescription Pharmaceuticals - $24 million, Consumer Health Care - $1 million, Animal Health
- $1 million and Corporate and other - $1 million.

For the three months ended March 31, 2004, "Corporate and other" included special charges of $70 million related to the Voluntary Early Retirement Program, other employee severance costs and asset impairment charges (see Note 2 "Special Charges" for additional information). It is estimated that the special charges relate to the reportable segments as follows: Prescription Pharmaceuticals - $58 million, Consumer Health Care - $1 million, Animal Health
- $1 million and Corporate and other - $10 million.

Net sales of products comprising 10% or more of the Company's U.S. or international net sales in the three months ended March 31, 2005 were as follows (Dollars in millions):

                            U.S.          International
NASONEX                     $109             $ 74
OTC CLARITIN                 109                7
REMICADE                      --              220


14. CONSENT DECREE

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

The consent decree requires the Company to complete a number of actions, including comprehensive cGMP Work Plans for the Company's manufacturing facilities in New Jersey and Puerto Rico and revalidation of the finished drug products and bulk active pharmaceutical ingredients manufactured at those facilities.

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

The completion of the Significant Steps in the Work Plans and the completion of the revalidation programs are subject to third-party expert certification, as well as the FDA's acceptance of such certification.

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

The Company reviews the status of the matters discussed in the remainder of this Note on an ongoing basis. From time to time, the Company may settle or otherwise resolve these matters on terms and conditions management believes are in the best interests of the Company. Resolution of any or all of the items discussed in the remainder of this Note, individually or in the aggregate, could have a material adverse effect on the Company's results of operations, cash flows or financial condition.

Resolution (including settlements) of matters of the types set forth in the remainder of this Note, and in particular under Investigations, frequently involve fines and penalties of an amount that would be material to the Company's results of operations, cash flows or financial condition. Resolution of such matters may also involve injunctive or administrative remedies that would adversely impact the business such as exclusion from government reimbursement programs, which in turn would have a material adverse impact on the business, future financial condition, cash flows or the results of operations. There are no assurances that the Company will prevail in any of the matters discussed in the remainder of this Note, that settlements can be reached on acceptable terms (including the scope of the release provided and the absence of injunctive or administrative remedies that would adversely impact the business such as exclusion from government reimbursement programs) or in amounts that do not exceed the amounts reserved. Even if an acceptable settlement were to be reached, there can be no assurance that further investigations or litigations will not be commenced raising similar issues, potentially exposing the Company to additional material liabilities. The outcome of the matters discussed below under Investigations could include the commencement of civil and/or criminal proceedings involving the imposition of substantial fines, penalties and injunctive or administrative remedies, including exclusion from government reimbursement programs. Total liabilities reserved reflect an estimate (and in the case of the Investigations, an estimate of the minimum liability), and any final settlement or adjudication of any of these matters could possibly be less than, or could materially exceed the liabilities recorded in the financial statements and could have a material adverse impact on the Company's results of operations, cash flows or financial condition. Further, the Company cannot predict the timing of the resolution of these matters or their outcomes.

Except for the matters discussed in the remainder of this Note, the recorded liabilities for contingencies at March 31, 2005, and the related expenses incurred during the three-month period ended March 31, 2005, were not material. In the opinion of management, based on the advice of legal counsel, the ultimate outcome of these matters, except matters discussed in the remainder of this Note, will not have a material impact on the Company's results of operations, cash flows or financial condition.

During 2002 and 2003, the Company increased its litigation contingent liabilities by an aggregate amount of $500 million as a result of the investigations by the U.S. Attorney's Office for the District of Massachusetts and the U.S. Attorney's Office for the Eastern District of Pennsylvania. As noted below the Pennsylvania investigation has been settled and payments have been made. The Company has recorded a liability of approximately $250 million related to the Massachusetts investigation. It is reasonably possible that a settlement of the Massachusetts investigation could involve amounts materially in excess of this accrual. This could have a material adverse impact on the Company's financial condition, cash flows or operations. As required by U.S. GAAP, since the Company cannot reasonably estimate the potential final resolution, the Company has recognized the estimated minimum liability for the Massachusetts investigation.

PATENT MATTERS

DR. SCHOLL'S FREEZE AWAY Patent. On July 26, 2004, OraSure Technologies filed an action in the U.S. District Court for the Eastern District of Pennsylvania alleging patent infringement by Schering-Plough HealthCare Products by its sale of DR. SCHOLL'S FREEZE AWAY wart removal product. The complaint seeks a permanent injunction and unspecified damages, including treble damages. The FREEZE AWAY product was launched in March 2004. Net sales of this product totaled approximately $20 million for the year-ended December 31, 2004 and $4 million and $3 million for the three months ended March 31, 2005 and 2004, respectively.

INVESTIGATIONS

Pennsylvania Investigation. On July 30, 2004, Schering-Plough Corporation, the U.S. Department of Justice and the U.S. Attorney's Office for the Eastern District of Pennsylvania announced settlement of the previously disclosed investigation by that Office. Under the settlement, Schering Sales Corporation, an indirect wholly owned subsidiary of Schering-Plough Corporation, pled guilty to a single federal criminal charge concerning a payment to a managed care customer. In connection with the settlement:

         o The aggregate settlement amount was $345.5 million in fines and damages. Schering-Plough Corporation was credited with $53.6 million that was previously paid in additional Medicaid rebates, leaving a net settlement amount of $291.9 million. The $291.9 million plus interest was paid during 2004.

         o Schering Sales Corporation will be excluded from participating in federal health care programs. The settlement will not affect the ability of Schering-Plough Corporation to participate in those programs.

         o Schering-Plough Corporation entered into a five-year corporate integrity agreement with the Office of the Inspector General of the Department of Health and Human Services, under which Schering-Plough Corporation agreed to implement specific measures to promote compliance with regulations on issues such as marketing. Failure to comply can result in financial penalties.

The Company cannot predict the impact of this settlement, if any, on other outstanding investigations.

Massachusetts Investigation. The U.S. Attorney's Office for the District of Massachusetts is investigating a broad range of the Company's sales, marketing and clinical trial practices and programs along with those of Warrick Pharmaceuticals (Warrick), the Company's generic subsidiary.

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

See information about prior increases to the liabilities reserved in the financial statements, including in relation to this investigation and the other potential impacts of the outcome of this investigation in the Background section of this Note.

The Company previously recorded a liability of approximately $250 million related to this investigation. It is reasonably possible that a settlement of the investigation could involve amounts materially in excess of this accrual. This could have a material adverse impact on the Company's financial condition, cash flows or operations. As required by U.S. GAAP, since the Company cannot reasonably estimate the potential final resolution, the Company has recognized the estimated minimum liability.

NITRO-DUR Investigation. In August 2003, the Company received a civil investigative subpoena issued by the Office of Inspector General of the U.S. Department of Health and Human Services seeking documents concerning the Company's classification of NITRO-DUR for Medicaid rebate purposes, and the Company's use of nominal pricing and bundling of product sales. The Company is cooperating with the investigation. It appears that the subpoena is one of a number addressed to pharmaceutical companies concerning an inquiry into issues relating to the payment of government rebates.

PRICING MATTERS

AWP Investigations. The Company continues to respond to existing and new investigations by, among others, the U.S. Department of Health and Human Services, the U.S. Department of Justice and certain states into industry and Company practices regarding average wholesale price (AWP). These investigations include a Department of Justice review of the merits of a federal action filed by a private entity on behalf of the U.S. in the U.S. District Court for the Southern District of Florida, as well as an investigation by the U.S. Attorney's Office for the District of Massachusetts, regarding, inter alia, whether the AWP set by pharmaceutical companies for certain drugs improperly exceeds the average prices paid by dispensers and, as a consequence, results in unlawful inflation of certain government drug reimbursements that are based on AWP. The Company is cooperating with these investigations. The outcome of these investigations could include the imposition of substantial fines, penalties and injunctive or administrative remedies.

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

In addition to the lawsuits described in the immediately preceding paragraph, two lawsuits were filed in the U.S. District Court for the District of New Jersey, and two lawsuits were filed in New Jersey state court against the Company (as a nominal defendant) and certain officers, directors and a former director seeking damages on behalf of the Company, including disgorgement of trading profits made by defendants allegedly obtained on the basis of material non-public information. The complaints in each of those four lawsuits relate to the issues described in the Company's February 15, 2001, press release, and allege a failure to disclose material information and breach of fiduciary duty by the directors. One of the federal court lawsuits also includes allegations related to the investigations by the U.S. Attorney's Offices for the Eastern District of Pennsylvania and the District of Massachusetts, the FTC's administrative proceeding against the Company, and the lawsuit by the state of Texas against Warrick, the Company's generic subsidiary. The U.S. Attorney's investigations and the FTC proceeding are described herein. The Texas litigation is described in previously filed 10-Ks and 10-Qs. Each of these lawsuits is a shareholder derivative action that purports to assert claims on behalf of the Company, but as to which no demand was made on the Board of Directors and no decision had been made on whether the Company can or should pursue such claims. In August 2001, the plaintiffs in each of the New Jersey state court shareholder derivative actions moved to dismiss voluntarily the complaints in those actions, which motions were granted. The two shareholder derivative actions pending in the U.S. District Court for the District of New Jersey have been consolidated into one action, which is in its very early stages.

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

Litigation filed in 2003 in the U.S. District Court in New Jersey alleging that the Company, Richard Jay Kogan, the Company's Employee Savings Plan (Plan) administrator, several current and former directors, and certain corporate officers breached their fiduciary obligations to certain participants in the Plan. The complaint seeks damages in the amount of losses allegedly suffered by the Plan. The complaint was dismissed on June 29, 2004. The plaintiffs' appeal is pending.

A 2003 lawsuit filed in the New Jersey Superior Court, Chancery Division, Union County alleging breach of fiduciary duty by the outside directors relating to the Company's receipt of the Boston Target Letter (described under the Investigations section in this Note) was dismissed in September 2004 upon consent of the parties.

ANTITRUST AND FTC MATTERS

K-DUR. K-DUR is Schering-Plough's long-acting potassium chloride product supplement used by cardiac patients. Schering-Plough had settled patent litigation with Upsher-Smith, Inc. (Upsher-Smith) and ESI Lederle, Inc. (Lederle), which had related to generic versions of K-DUR for which Lederle and Upsher Smith had filed Abbreviated New Drug Applications (ANDAs). On April 2, 2001, the FTC started an administrative proceeding against Schering-Plough, Upsher-Smith and Lederle. The complaint alleged anti-competitive effects from those settlements. In June 2002, the administrative law judge overseeing the case issued a decision that the patent litigation settlements complied with the law in all respects and dismissed all claims against the Company. The FTC Staff appealed that decision to the full Commission. On December 18, 2003, the full Commission issued an opinion that reversed the 2002 decision and ruled that the settlements did violate the antitrust laws. The full Commission issued a cease and desist order imposing various injunctive restraints. By opinion filed March 8, 2005, the federal court of appeals set aside that 2003 Commission ruling and vacated the cease and desist order. The FTC has filed a petition with the Court of Appeals that the Court vacate its March 8, 2005 decision.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Schering-Plough Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Schering-Plough Corporation and subsidiaries (the "Corporation") as of March 31, 2005, and the related statements of condensed consolidated operations for the three-month periods ended March 31, 2005 and 2004, and the statements of condensed consolidated cash flows for the three-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Corporation's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Schering-Plough Corporation and subsidiaries as of December 31, 2004, and the related statements of consolidated operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 8, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/Deloitte & Touche LLP

Parsippany, New Jersey
April 25, 2005

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

OVERVIEW OF THE COMPANY

Schering-Plough (the Company) discovers, develops, manufactures and markets medical therapies and treatments to enhance human health. The Company also markets leading consumer brands in the over-the-counter (OTC), foot care and sun care markets and operates a global animal health business.

As a research-based pharmaceutical company, Schering-Plough's core strategy is to invest substantial funds in scientific research with the goal of creating important medical and commercial value. Research and development activities focus on mechanisms to treat serious diseases. There is a high rate of failure inherent in such research and, as a result, there is a high risk that the funds invested in research programs will not generate financial returns. This risk profile is compounded by the fact that this research has a long investment cycle. To bring a pharmaceutical compound from the discovery phase to the commercial phase may take a decade or more. Because of the high-risk nature of research investments, financial resources typically must come from internal sources (operations and cash reserves) or from equity-type capital.

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

                  During the period 2002 to 2004, the Company experienced a number of negative events that have strained and continue to strain the Company's financial resources. These negative events included, but were not limited to, the following matters:


         o Entered into a formal consent decree with the U.S. Food and Drug Administration (FDA) in 2002 and agreed to revalidate manufacturing processes at certain manufacturing sites in the U.S. and Puerto Rico. Significant increased spending associated with manufacturing compliance efforts will continue through the completion of the FDA consent decree obligation. In addition, the Company has found it necessary to discontinue certain older profitable products and outsource other products.

         o Switch of CLARITIN in the U.S., beginning in December 2002 from prescription to OTC status. This switch coupled with private label competition has resulted in a much lower average unit selling price for this product and ongoing intense competition. The Company's exposure to powerful retail purchasers has also increased.

         o Market shares and sales levels of certain other Company products have fallen significantly and have experienced increased competition. Many of these products compete in declining or volatile markets.

         o Investigations into certain of the Company's sales and marketing practices by the U.S. Attorney's Offices in Massachusetts and Pennsylvania. During 2004 the Company made payments totaling $294 million to the U.S. Attorney's Office for the Eastern District of Pennsylvania in settlement of that investigation. The Massachusetts investigation is continuing and poses significant financial and commercial risks to the Company.

                  In response to these matters, beginning in April 2003 the Company appointed a new management team that formulated, and has begun to implement, a six- to eight-year Action Agenda to stabilize, repair and then turn around the Company. Throughout 2004, Schering-Plough moved to stabilize its primary business franchises; secure cost savings through a Value Enhancement Initiative (VEI) and reinvest much of those savings into more productive areas. In 2005, the Company continues to make progress on its Action Agenda as evidenced by recent product approvals and launches and performance in certain key products.

                  During the first quarter of 2005, the Company began repatriating previously unremitted foreign earnings at a reduced tax rate as provided by the American Job Creation Act of 2004 (the Act).

Repatriating funds under the Act is benefiting the Company in the following ways:

         o The Company's U.S. operations currently incur significant negative cash flow. The Company believes the repatriations being made during 2005 under the Act are providing the Company with greater financial stability and the ability to fund the U.S. cash needs for the intermediate term.

         o        The negative cash flow from U.S. operations results in U.S.
                  tax net operating losses (U.S. NOL's). Under the Act, qualifying repatriations do not reduce U.S. tax losses. As such the Company will have both the cash necessary to fund its U.S. cash needs as well as maintaining the potential benefit of being able to carry forward U.S. NOL's to reduce U.S. taxable income in the future. This potential future benefit could be significant but is dependent on the Company achieving profitability in the U.S.


CURRENT STATE OF THE BUSINESS

First quarter 2005 net sales of $2.4 billion were 21 percent higher than the 2004 period. The first quarter 2005 sales increase was driven by U.S. and international product growth, 6 percent of which relates to the U.S. sales contribution from the antibiotics AVELOX and CIPRO under an agreement with Bayer that became effective in October 2004, and a 4 percent positive impact from currency exchange.

Sales and marketing costs have increased due to the need to reinvest in the business and to launch new products as well as a need to stabilize market shares of the Company's remaining pharmaceutical products.

The Company recorded Net income available to common shareholders of $105 million in the first quarter of 2005 as compared to a loss in the first quarter of 2004.

While the first quarter 2005 results improved versus the 2004 period, they may not be indicative of future periods, as certain favorable circumstances helped benefit the first quarter. These factors included a higher proportional share of ZETIA profits from the Company's cholesterol joint venture, a milestone earned from its cholesterol joint venture partner, timing of R&D expenses, positive impact of foreign exchange and certain other items.

During 2003 and 2004 and continuing into 2005, the Company's cash flow has declined significantly. The overriding cause of this was the loss of marketing exclusivity for two of the Company's major pharmaceutical products, CLARITIN and REBETOL as well as increased competition in the hepatitis C market.

Many of the Company's manufacturing sites operate well below optimum production levels primarily due to sales declines and to a lesser extent the reduction in output related to the FDA consent decree. At the same time, overall costs of operating manufacturing sites have significantly increased due to the consent decree and other compliance activities. The Company continues to review the carrying value of these assets for indications of impairment.

The Company continues to pursue its core strategy of supporting its marketed and new products in its research and development pipeline and plans to invest in sales and marketing and scientific research at historical levels. However, this level of investment is not sustainable without a significant increase in profits and cash flow from operations. The ability of the Company to generate profits and significant operating cash flow is directly and predominantly dependent upon the increasing profitability of the Company's cholesterol franchise (which includes VYTORIN and ZETIA) and to a much lesser extent growing sales and profitability of the base pharmaceutical business products, developing or acquiring new products and controlling expenses. If the Company cannot generate significant operating cash flow, its ability to invest in sales, marketing and research efforts at historical levels may be negatively impacted.

ZETIA is the Company's novel cholesterol absorption inhibitor. VYTORIN is the combination of ZETIA and Zocor, Merck & Co., Inc.'s statin medication. These two products have been launched through a joint venture between the Company and Merck. The cholesterol-reduction market is the single largest pharmaceutical market in the world. VYTORIN and ZETIA are well positioned in this market, but these products compete against other well established cholesterol management products marketed by companies with financial resources much greater than that of the Company. In addition, the Company expects generic forms of cholesterol lowering products to be introduced as existing products lose patent protection. The impact of this on the cholesterol lowering market is not yet known. The financial commitment to compete in this market is shared with Merck and profits from the sales of VYTORIN and ZETIA are also shared with Merck.

Management cannot provide assurance that profits in the near-term will be sufficient for the Company to maintain its core marketing and research strategies. If a sufficient level of profit and cash flow cannot be achieved, the Company would need to evaluate strategic alternatives. With regard to an examination of strategic alternatives, the contracts with Merck for VYTORIN and ZETIA and the contract with Centocor, Inc. for REMICADE (exhibits 10 (r) and 10
(u), respectively, to the Company's 2003 Form 10-K) contain provisions related to a change of control, as defined in those contracts. These provisions could result in the aforementioned products being acquired by Merck or reverting back to Centocor, Inc.


REGULATORY ENVIRONMENT IN WHICH THE COMPANY OPERATES

Government regulatory agencies throughout the world regulate the Company's discovery, development, manufacturing and marketing efforts. The U.S. Food and Drug Administration (FDA) is a central regulator of the Company's business. Since 2001, the Company has been working with the FDA to resolve issues involving the Company's compliance with current Good Manufacturing Practices
(cGMP) at certain of its manufacturing sites in New Jersey and Puerto Rico. In 2002, the Company reached a formal agreement with the FDA to enter into a consent decree. Under the terms of the consent decree, the Company made payments totaling $500 million and agreed to revalidate the manufacturing processes at these sites. These manufacturing sites have remained open throughout this period; however, the consent decree has placed significant additional controls on production and release of products from these sites, including review and third-party certification of production activities. The third-party certifications and other cGMP improvement projects have resulted in higher costs as well as reduced output at these facilities. In addition, the Company has found it necessary to discontinue certain profitable older products. The Company's research and development operations have also been negatively impacted by the decree because these operations share common facilities with the manufacturing operations.

In the U.S., the pricing of the Company's pharmaceutical products are subject to competitive pressure as managed care organizations seek price discounts and rebates. Also in the U.S., the Company is required to provide statutorily defined rebates to various government agencies in order to participate in Medicaid, the veterans' health care program and other government-funded programs. In most international markets, the Company operates in an environment of government-mandated cost-containment programs.

 Recently, clinical trials and post-marketing surveillance of certain marketed drugs within the industry have raised safety concerns that have led to recalls, withdrawals or adverse labeling of marketed products. In addition, these situations have raised concerns among some prescribers and patients relating to the safety and efficacy of pharmaceutical products in general. The Company maintains a process for monitoring and addressing adverse events and other new data relating to its products around the world. In addition, Company personnel have regular, open dialogue with the FDA and other regulators and review product labels and other materials on a regular basis and as new information becomes known.

Many pharmaceutical companies, including Schering-Plough, have been the subject of government investigations at the federal, state and local levels into sales and marketing practices. These matters are discussed in more detail under "Additional Factors Influencing Operations."

DISCUSSION OF OPERATING RESULTS

NET SALES

Consolidated net sales for the three months ended March 31, 2005 totaled $2.4 billion, an increase of $406 million or 21 percent compared with the same period in 2004. Consolidated net sales reflected higher volumes, the inclusion of the sales of AVELOX and CIPRO coupled with a favorable foreign exchange rate impact of 4 percent.

Net sales for the three months ended March 31, 2005 and 2004 were as follows:

                                                                                                % INCREASE
(DOLLARS IN MILLIONS)                                            2005            2004           (DECREASE)
---------------------                                       ------------     ------------      ------------
PRESCRIPTION PHARMACEUTICALS ..........................     $      1,846     $      1,481               25%
  REMICADE ............................................              220              165               33
  NASONEX .............................................              183              140               30
  PEG-INTRON ..........................................              170              148               14
  CLARINEX/AERIUS .....................................              144              130               11
  TEMODAR .............................................              131               86               52
  CLARITIN Rx(a) ......................................              111               91               22
  INTEGRILIN ..........................................               75               73                3
  INTRON A ............................................               73               69                6
  AVELOX ..............................................               73               --              N/M
  REBETOL .............................................               64               99              (35)
  SUBUTEX .............................................               51               44               16
  CAELYX ..............................................               43               34               27
  ELOCON ..............................................               41               38                6
  CIPRO ...............................................               37               --              N/M
  Other Pharmaceutical ................................              430              364               18
CONSUMER HEALTH CARE ..................................              330              312                6
  OTC(b) ..............................................              162              157                4
  Foot Care ...........................................               84               76               10
  Sun Care ............................................               84               79                5
ANIMAL HEALTH .........................................              193              170               14
                                                            ------------     ------------
CONSOLIDATED NET SALES ................................     $      2,369     $      1,963               21%
                                                            ------------     ------------

----------
N/M -- Not a meaningful percentage.

(a) Amounts shown for 2005 and 2004 include international sales of CLARITIN Rx only.

(b) Includes OTC CLARITIN of $116 million and $117 million in 2005 and 2004, respectively.

International net sales of REMICADE, for the treatment of rheumatoid arthritis, psoriatic arthritis, Crohn's disease and ankylosing spondylitis, were up $55 million or 33 percent in the first quarter of 2005 to $220 million due to greater medical use and expanded indications in European markets.

Global net sales of NASONEX Nasal Spray, a once-daily corticosteroid nasal spray for allergies, rose 30 percent to $183 million in the first quarter of 2005 primarily due to market share gains in the U.S., helped by the launch and related promotion of NASONEX SCENT-FREE, coupled with U.S. and international market growth.

Global net sales of PEG-INTRON Powder for Injection, a pegylated interferon product for treating hepatitis C, increased 14 percent to $170 million for the first quarter of 2005 due primarily to the launch in Japan in late 2004. Sales in Japan also benefited from the significant number of patients who were waiting for approval of PEG-INTRON before beginning treatment ("patient warehousing"). Comparisons in 2006 will be unfavorably impacted by the absence of this patient warehousing. Sales and market share of PEG-INTRON in the U.S. have declined compared to the prior year due to increased competition and market decline.

Global net sales of CLARINEX (marketed as AERIUS in many countries outside the U.S.) for the treatment of seasonal outdoor allergies and year-round indoor allergies were $144 million for 2005, an increase of 11 percent versus the first quarter of last year. Sales outside the U.S. increased 26 percent to $77 million in 2005 due to market share gains and conversions from prescription CLARITIN. In the U.S., CLARINEX continued to experience reduced market share in a declining market. As a result, sales decreased 3 percent to $67 million from an unusually weak comparable period in 2004.

Global net sales of TEMODAR Capsules, for treating certain types of brain tumors, increased $45 million or 52 percent to $131 million in 2005 due to increased market penetration. In March 2005, TEMODAR received U.S. FDA approval for use with radiation in treating patients with newly diagnosed glioblastoma multiform (GBM), the most prevalent form of brain cancer. This treatment has been rapidly adopted by U.S. physicians and many patients with GBM in the U.S. are already being treated with TEMODAR.

International net sales of prescription CLARITIN increased 22 percent to $111 million in 2005 from $91 million in 2004 due to a severe Japanese allergy season and the launch of CLARITIN REDITABS in Japan.

Global net sales of INTEGRILIN Injection, a glycoprotein platelet aggregation inhibitor for the treatment of patients with acute coronary syndrome, which is sold primarily in the U.S. by Schering-Plough, increased 3 percent to $75 million in the first quarter of 2005 due to increased patient utilization.

Millennium Pharmaceuticals, Inc. ("Millennium") and the Company have a co-promotion agreement for INTEGRILIN. Millennium notified the Company that it intends to exercise its right under the agreement to assume responsibilities for customer service, managed care contracting, government reporting and physical distribution of INTEGRILIN. As a result, based on the final assumption agreement, as early as the fourth quarter of 2005, the Company may be required to cease the recording of sales of INTEGRILIN and record its share of co-promotion profits as alliance revenue. Currently, the Company anticipates that this change in recording sales of INTEGRILIN would have no impact on earnings.

Global net sales of INTRON A Injection, for chronic hepatitis B and C and other antiviral and anticancer indications, increased 6 percent to $73 million versus the first quarter of 2004, reflecting favorable trade inventory comparisons in the U.S.

Net sales of AVELOX, a fluoroquinolone antibiotic for the treatment of certain respiratory and skin infections, which is sold primarily in the U.S. by Schering-Plough as a result of the Company's license agreement with Bayer in October 2004, were $73 million in the first quarter of 2005.

Global net sales of REBETOL Capsules, for use in combination with INTRON A or PEG-INTRON for treating hepatitis C, decreased 35 percent to $64 million due to the launch of generic versions of REBETOL in the U.S. in April 2004 and increased price competition outside the U.S.

International net sales of SUBUTEX Tablets, for the treatment of opiate addiction, increased 16 percent to $51 million due to increased market penetration. SUBUTEX may be vulnerable to generic competition in the future.

International sales of CAELYX, for the treatment of ovarian cancer, metastatic breast cancer and Kaposi's sarcoma, increased 27 percent to $43 million reflecting further adoption of the metastatic breast cancer indication in patients who are at increased cardiac risk.

Global net sales of ELOCON cream, a medium-potency topical steroid, increased 6 percent to $41 million. A generic version of this drug was introduced in the U.S. in the first quarter of 2005. Generic competition in the U.S. is expected to adversely affect sales of this product. Net sales of ELOCON in the U.S. during the first quarter of 2005 were $4 million.

Net sales of CIPRO, a fluoroquinolone antibiotic for the treatment of certain respiratory, skin, urinary tract and other infections, which is sold primarily in the U.S. by Schering-Plough as a result of the Company's license agreement with Bayer in October 2004, were $37 million in the first quarter of 2005.

Other pharmaceutical net sales include a large number of lower sales volume prescription pharmaceutical products. Several of these products are sold in limited markets outside the U.S., and many are multiple source products no longer protected by patents. The products include treatments for respiratory, cardiovascular, dermatological, infectious, oncological and other diseases.

Global net sales of Consumer Health Care products, which include OTC, foot care and sun care products, increased $18 million or 6 percent in 2005 to $330 million. Net sales of foot care products increased $8 million or 10 percent in 2005 due primarily to the new Memory Fit Insole and Freeze Away products. Net sales of sun care products increased $5 million or 5 percent in 2005, primarily due to the timing of shipments coupled with the launch of new Coppertone Continuous Spray products. Sales of OTC CLARITIN were $116 million in 2005, a decrease of $1 million or 1 percent from 2004. OTC CLARITIN continues to face competition from private label and branded loratadine.

Global net sales of Animal Health products increased 14 percent in 2005 to $193 million. The increased sales reflected solid growth across core brands and a favorable foreign exchange impact of 4 percent.

COSTS, EXPENSES AND EQUITY INCOME

A summary of costs, expenses and equity income for the three months ended March 31, 2005 and 2004 follows:

                                                                                                     % INCREASE
(DOLLARS IN MILLIONS)                                                           2005        2004     (DECREASE)
---------------------                                                        ---------   ---------   ----------
Cost of sales............................................................    $    889    $    740       20%
% of net sales...........................................................        37.5%       37.7%
Selling, general and administrative......................................    $  1,081    $    914       18%
% of net sales...........................................................        45.6%       46.6%
Research and development.................................................    $    384    $    372       3%
% of net sales...........................................................        16.2%       19.0%
Other expense, net.......................................................    $     17    $     36       (52%)
% of net sales...........................................................         0.7%        1.8%
Special charges..........................................................    $     27    $     70       N/M
% of net sales...........................................................         1.1%        3.6%
Equity income from cholesterol joint venture.............................    $   (220)   $    (78)      N/M

N/M -- Not a meaningful percentage.

Cost of sales as a percentage of net sales decreased from 37.7 percent in 2004 to 37.5 percent in 2005. This decrease was due to product mix and some benefit of foreign exchange.

Substantially all the sales of cholesterol products are not included in the Company's net sales. The results of the operations of the joint venture are reflected in equity income and have no impact on the Company's gross and other operating margins.

Selling, general and administrative expenses (SG&A) increased 18 percent to $1.1 billion in the first quarter of 2005 versus $0.9 billion in 2004 primarily due to the expansion of the sales field force and higher promotional spending. The ratio of SG&A to net sales was 45.6 percent in 2005 as compared to the ratio of
46.6 percent in 2004.

The Company has had several regulatory product successes in recent months, including the approval of ASMANEX, which have resulted in new promotional opportunities. This may increase promotional spending during the remainder of 2005.

Research and development (R&D) spending increased 3 percent to $384 million, representing 16.2 percent of net sales in the first quarter of 2005, compared with 19.0 percent in 2004. Generally, changes in R&D spending reflect the timing of the Company's funding of both internal research efforts and research collaborations with various partners to discover and develop a steady flow of innovative products. The Company expects R&D spending in subsequent quarters to be higher reflecting the timing of clinical trials and the progression of the Company's early-stage pipeline.

In the first quarter of 2005, the decrease in other expense, net, is primarily the result of higher interest income.

SPECIAL CHARGES

The components of Special Charges for the three months ended March 31, 2005 and 2004 are as follows:

(DOLLARS IN MILLIONS)                                          2005            2004
---------------------                                       ----------     ----------
Employee termination costs ............................             21             44
Asset impairment and related charges ..................              6             26
                                                            ----------     ----------
                                                            $       27     $       70
                                                            ==========     ==========

Employee Termination Costs

In August 2003, the Company announced a global workforce reduction initiative. The first phase of this initiative was a Voluntary Early Retirement Program
(VERP) in the U.S. Under this program, eligible employees in the U.S. had until December 15, 2003 to elect early retirement and receive an enhanced retirement benefit. Approximately 900 employees elected to retire under the program, of which approximately 850 employees retired through year-end 2004 and approximately 50 employees have staggered retirement dates in 2005. The total cost of this program is approximately $191 million, comprised of increased pension costs of $108 million, increased post-retirement health care costs of $57 million, vacation payments of $4 million and costs related to accelerated vesting of stock grants of $22 million. For employees with staggered retirement dates in 2005, these amounts will be recognized as a charge over the employees' remaining service periods. Amounts recognized in the first quarter of 2005 and 2004 for this program were $2 million and $9 million, respectively. The amount expected to be recognized in the remainder of 2005 is $5 million.

Termination costs not associated with the VERP totaled $19 million and $35 million in the first quarter of 2005 and 2004, respectively. The termination costs in 2005 related primarily to employee termination costs at a manufacturing facility.

The following summarizes the activity in the accounts related to employee termination costs
(Dollars in millions):

Employee Termination Costs                             2005             2004
--------------------------                        ------------      ------------
Special charges liability balance at
December 31,                                      $         18      $         29

Special charges incurred during
three months ended March 31,
                                                            21                44

Credit to retirement benefit plan
liability during the three months
ended March 31,                                             (2)               (9)

Disbursements during the three
months ended March 31,
                                                            --               (28)
                                                  ------------      ------------
Special charges liability balance at
March 31,                                         $         37      $         36
                                                  ============      ============


The balance at March 31, 2005, represents disbursements to be made after March 31, 2005.

Asset Impairment and Related Charges

The Company recorded asset impairment and related charges of $6 million and $26 million in the first quarter of 2005 and 2004, respectively. The charge in 2004 related primarily to the shutdown of a small European research-and-development facility.

EQUITY INCOME FROM CHOLESTEROL JOINT VENTURE

Global cholesterol franchise sales, which include sales made by the Company and the cholesterol joint venture with Merck of VYTORIN and ZETIA, totaled $509 million and $189 million during the three months ended March 31, 2005 and 2004, respectively. VYTORIN has been approved in 29 countries and has been launched in 13 countries, including the U.S. in July 2004. ZETIA has been approved in 74 countries and was launched in the U.S. and over 60 international markets since November 2002.

The Company utilizes the equity method of accounting for the joint venture. Sharing of income from operations is based upon percentages that vary by product, sales level and country. Schering-Plough's allocation of joint venture income is increased by milestones earned. The partners bear the costs of their own general sales forces and commercial overhead in marketing joint venture products around the world. In the U.S., Canada and Puerto Rico, the joint venture reimburses each partner for a pre-defined amount of physician details that are set on an annual basis. Schering-Plough reports this reimbursement as part of equity income as under U.S. GAAP this amount does not represent a reimbursement of specific, incremental and identifiable costs for the Company's detailing of the cholesterol products in these markets. In addition, this reimbursement amount is not reflective of Schering-Plough's sales effort related to the joint venture as Schering-Plough's sales force and related costs associated with the joint venture are generally estimated to be higher.

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

Equity income from cholesterol joint venture, as defined, totaled $220 million and $78 million in the first quarter of 2005 and 2004, respectively.

During the first quarter of 2005 Schering-Plough earned a milestone of $20 million of which $14 million was recognized for financial reporting purposes. This milestone related to certain European approvals of VYTORIN
(ezetimibe/simvastatin) in the first quarter of 2005.

During the first quarter of 2004 Schering-Plough earned and recognized a milestone of $7 million related to the approval of ezetimibe/simvastatin in Mexico in 2004.

Under certain other conditions, as specified in the partnership agreements with Merck, the Company could earn additional milestones totaling $105 million.

In addition to the milestone recognized in the first quarter of 2005, Schering-Plough's equity income in the first quarter of 2005 was favorably impacted by the proportionally greater share of income allocated from the joint venture for the first $300 million of annual ZETIA sales and a modest increase in trade inventory buying patterns.

It should be noted that the Company incurs substantial costs such as selling costs that are not reflected in Equity income from cholesterol joint venture and are borne entirely by the Company.

PROVISION FOR INCOME TAXES

Tax expense/(benefit) was $64 million and $(18) million for the three months ended March 31, 2005 and 2004, respectively.


At December 31, 2004 the Company has approximately $1 billion of U.S. Net Operating Losses (U.S. NOLs) for tax purposes available to offset future U.S. taxable income through 2024. The Company generated an additional U.S. NOL during the first quarter of 2005.

If Congress does not legislate certain technical corrections related to the American Jobs Creation Act, the Company's total U.S. NOL could be reduced by approximately $675 million.

The Company's tax provision for the three-month period ended March 31, 2005 is primarily related to foreign taxes and does not include any benefit related to U.S. NOLs . The Company has established a valuation allowance on net U.S. deferred tax assets, including the benefit of U.S. NOLs, as management cannot conclude that it is more likely than not the benefit of U.S. net deferred tax assets can be realized.

NET INCOME/(LOSS)

Net income of $127 million for the first quarter of 2005 includes higher equity earnings due in part to a higher proportion of annual profit sharing from the Cholesterol Joint Venture and the recognition of a milestone of $14 million. Net income also includes special charges of $27 million and a favorable impact of foreign exchange.

NET INCOME/(LOSS) AVAILABLE TO COMMON SHAREHOLDERS

The first quarter 2005 Net income available to common shareholders includes the deduction of preferred stock dividends of $22 million related to the issuance of the 6% Mandatory Convertible Preferred Stock in August 2004.

LIQUIDITY AND FINANCIAL RESOURCES

DISCUSSION OF CASH FLOW

In the first three months of 2005, operating activities generated $200 million of cash. Investing activities included $83 million of capital expenditures and $33 million in cash receipts related primarily to the sale of an administrative office facility. Uses of cash for financing activities includes the payment of dividends on common and preferred shares aggregating $103 million and the repayment of approximately $1.2 billion of commercial paper borrowings.

During 2004 operating activities on a worldwide basis generated insufficient cash to fund capital expenditures and dividends. Due to the geographic mix of product sales and profits and the corporate and R&D cash requirements in the U.S., this annual cash flow deficit is particularly pronounced when disaggregated on a geographic basis. Foreign operations generate cash in excess of local cash needs. The U.S. operations must fund dividend payments, the vast majority of research and development costs and U.S. capital expenditures. The Company borrowed funds and issued equity securities during 2004 to finance U.S. operations, and continued to accumulate cash in its foreign-based subsidiaries.

On an annual basis in 2005, management expects that dividends and capital expenditures on a worldwide basis will again exceed cash generated from operating activities and that U.S. operations will continue to generate negative cash flow. Payments regarding litigation and investigations could increase cash needs. Cash requirements in the U.S. during the first three months of 2005 including operating cash needs, capital expenditures and dividends on common and preferred shares approximated $350 million. During the first quarter of 2005 the Company began the process of repatriating approximately $9.4 billion of previously unremitted foreign earnings pursuant to the American Jobs Creation Act of 2004 (the Act). Tax charges (at a reduced tax rate) associated with the repatriations under the Act were recognized in 2004. In 2005 the Company will be required to make tax payments for the tax liability associated with repatriations of foreign earnings being made under the Act. The funding of additional anticipated repatriations under the Act during 2005 will require the utilization of substantially all of the Company's current and anticipated 2005 foreign cash and short-term investments. The Company has the ability to utilize its $1.5 billion revolving bank credit facility to provide additional liquidity or working capital to its foreign subsidiaries until such time as non-U.S. cash and short-term investment balances are restored. The repatriations of qualified funds under the Act are expected to fund U.S. cash needs for the intermediate term.

Total cash, cash equivalents and short-term investments less total debt was approximately $1.9 billion at March 31, 2005. The Company anticipates this amount to decline during the balance of 2005, but remain positive.

BORROWINGS AND CREDIT FACILITIES

On November 26, 2003, the Company issued $1.25 billion aggregate principal amount of 5.3% senior unsecured notes due 2013 and $1.15 billion aggregate principal amount of 6.5% senior unsecured notes due 2033 (collectively the Notes). Proceeds from this offering of $2.4 billion were used for general corporate purposes, including repaying commercial paper outstanding in the U.S. Upon issuance, the Notes were rated A3 by Moody's Investors Service (Moody's) and A+ (on Credit Watch with negative implications) by Standard & Poor's (S&P). The interest rates payable on the Notes are subject to adjustment. If the rating assigned to the Notes by either Moody's or S&P is downgraded below A3 or A-, respectively, the interest rate payable on that series of notes would increase. See Note 12 "Short and Long-Term Debt and Other Commitments" to the Condensed Consolidated Financial Statements for additional information.

On July 14, 2004, Moody's lowered its rating on the Notes to Baa1. Accordingly, the interest payable on each note increased 25 basis points effective December 1, 2004. Therefore, on December 1, 2004, the interest rate payable on the notes due 2013 increased from 5.3% to 5.55%, and the interest rate payable on the notes due 2033 increased from 6.5% to 6.75%. This adjustment to the interest rate payable on the Notes will increase the Company's interest expense by approximately $6 million annually.

The Company has a revolving credit facility from a syndicate of major financial institutions. During March 2005, the Company negotiated an increase in the bank commitments under this credit facility from $1.25 billion to $1.5 billion with no changes in the basic terms of the pre-existing credit facility. Concurrently with the increase in commitments under this facility, the Company terminated early a separate $250 million line of credit which would have matured in May 2006. There was no outstanding balance under this facility at the time it was terminated.

The existing $1.5 billion credit facility matures in May 2009 and requires the Company to maintain a total debt to capital ratio of no more than 60 percent. This credit line is available for general corporate purposes and is considered as support to the Company's commercial paper borrowings. Borrowings under the credit facility may be drawn by the U.S. parent company or by its wholly-owned foreign subsidiaries when accompanied by a parent guarantee. This facility does not require compensating balances; however, a nominal commitment fee is paid. As of March 31, 2005 no funds have been drawn down under this facility. The Company may utilize this facility to fund repatriations under the American Jobs Creation Act of 2004 or to provide additional liquidity or working capital to its foreign subsidiaries until such time as non-U.S. cash and investment balances are restored. However, any borrowing under the facility to fund repatriations will occur only to the extent the facility is not otherwise necessary to support commercial paper borrowings.

At March 31, 2005, short-term borrowings totaled approximately $400 million. Approximately 75 percent of such borrowings were outstanding commercial paper. The commercial paper ratings discussed below have not significantly affected the Company's ability to issue or rollover its outstanding commercial paper borrowings at this time. However, the Company believes the ability of commercial paper issuers, such as the Company, with one or more short-term credit ratings of P-2 from Moody's, A-2 from S&P and/or F2 from Fitch Ratings (Fitch) to issue or rollover outstanding commercial paper can, at times, be less than that of companies with higher short-term credit ratings. In addition, the total amount of commercial paper capacity available to such issuers is typically less than that of higher-rated companies. The Company maintains sizable lines of credit with commercial banks, as well as cash and short-term investments held by U.S. and foreign-based subsidiaries, to serve as alternative sources of liquidity and to support its commercial paper program.

The Company's credit ratings could decline below their current levels. The impact of such decline could reduce the availability of commercial paper borrowing and would increase the interest rate on the Company's long-term debt. As discussed above, the Company believes that the repatriation of funds under the American Jobs Creation Act of 2004 will allow the Company to fund its U.S. cash needs for the intermediate term.

FINANCIAL ARRANGEMENTS CONTAINING CREDIT RATING DOWNGRADE TRIGGERS

The Company had an interest rate swap arrangement in effect with a counterparty bank. The arrangement utilized two long-term interest rate swap contracts, one between a foreign-based subsidiary of the Company and a bank and the other between a U.S. subsidiary of the Company and the same bank. The two contracts had equal and offsetting terms and were covered by a master netting arrangement. The contract involving the foreign-based subsidiary permitted the subsidiary to prepay a portion of its future obligation to the bank, and the contract involving the U.S. subsidiary permitted the bank to prepay a portion of its future obligation to the U.S. subsidiary. Prepayments totaling $1.9 billion were made under both contracts as of December 31, 2004.

The terms of the swap contracts, as amended, called for a phased termination of the swaps based on an agreed repayment schedule that was to begin no later than March 31, 2005. Termination would require the Company and the counterparty each to repay all prepayments pursuant to the agreed repayment schedule. The Company, at its option, was allowed to accelerate the termination of the arrangement and associated scheduled repayments for a nominal fee.

On February 28, 2005, the Company's foreign-based subsidiary and U.S. subsidiary each gave notice to the counterparty of their intent to terminate the arrangement. On March 21, 2005 the Company terminated these swap agreements and all associated repayments were made by the respective obligors. The termination of this arrangement did not have a material impact on the Company's Statement of Condensed Consolidated Operations.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2004, the FASB issued Statement of Financial Accounting Standard
(SFAS) 151 "Inventory Costs". This SFAS requires that abnormal spoilage be expensed in the period incurred (as opposed to inventoried and amortized to income over inventory usage) and that fixed production facility overhead costs be allocated over the normal production level of a facility. This SFAS is effective for inventory costs incurred for annual periods beginning after June 15, 2005. The Company does not anticipate any material impact from the implementation of this accounting standard.

In December 2004 the FASB issued SFAS 123R (Revised 2004) "Share Based Payment." Statement 123R requires companies to recognize compensation expense in an amount equal to the fair value of all share-based payments granted to employees. The Company is required to implement this SFAS in the first quarter of 2006 by recognizing compensation on all share-based grants made on or after January 1, 2006, and for the unvested portion of share-based grants made prior to July 1, 2005. Restatement of previously issued statements is allowed, but not required. The Company is currently evaluating the various implementation options available and related financial impacts under SFAS 123R.

CRITICAL ACCOUNTING POLICIES

Refer to "Management's Discussion and Analysis of Operations and Financial Condition" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 for disclosures regarding the Company's critical accounting policies.

Rebates, Discounts and Returns

Rebate accruals for Federal and state governmental programs were $161 million at March 31, 2005 and $155 million at December 31, 2004. Commercial discounts and other rebate accruals were $138 million at March 31, 2005 and $123 million at December 31, 2004. These and other rebate accruals are established in the period the related revenue was recognized resulting in a reduction to sales and the establishment of liabilities, which are included in total current liabilities.

The following summarizes the activity in the accounts related to accrued rebates, sales returns and discounts:

                                                                      THREE MONTHS ENDED   THREE MONTHS ENDED
(DOLLARS IN MILLIONS)                                                   MARCH 31, 2005       MARCH 31, 2004
                                                                      ------------------   ------------------
Accrued Rebates/Returns/Discounts, Beginning of Period ...........      $        432          $        487
                                                                        ------------          ------------

Provision for Rebates ............................................               111                   112
Payments .........................................................               (90)                 (135)
                                                                        ------------          ------------
                                                                                  21                   (23)
                                                                        ------------          ------------

Provision for Returns ............................................                20                    17
Returns ..........................................................               (17)                  (16)
                                                                        ------------          ------------
                                                                                   3                     1
                                                                        ------------          ------------

Provision for Discounts ..........................................                90                    73
Discounts granted ................................................               (94)                  (76)
                                                                        ------------          ------------
                                                                                  (4)                   (3)
                                                                        ------------          ------------
Accrued Rebates/Returns/Discounts, End of Period .................      $        452          $        462
                                                                        ============          ============

Management makes estimates and uses assumptions in recording the above accruals. Actual amounts paid in the current period were consistent with those previously estimated.

ADDITIONAL FACTORS INFLUENCING OPERATIONS

In the U.S., many of the Company's pharmaceutical products are subject to increasingly competitive pricing as managed care groups, institutions, government agencies and other groups seek price discounts. In most international markets, the Company operates in an environment of government-mandated cost-containment programs. In the U.S. market, the Company and other pharmaceutical manufacturers are required to provide statutorily defined rebates to various government agencies in order to participate in Medicaid, the veterans' health care program and other government-funded programs. Several governments have placed restrictions on physician prescription levels and patient reimbursements, emphasized greater use of generic drugs and enacted across-the-board price cuts as methods to control costs.

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

The Company cannot predict what net effect the Medicare prescription drug benefit will have on markets and sales. The new Medicare Drug Benefit (Medicare Part D), which will take effect January 1, 2006, will offer voluntary prescription drug coverage, subsidized by Medicare, to over 40 million Medicare beneficiaries through competing private prescription drug plans (PDPs) and Medicare Advantage (MA) plans. Many of the Company's leading drugs are already covered under Medicare Part B (e.g., TEMODAR, INTEGRILIN and INTRON A). Medicare Part B provides payment for physician services which can include prescription drugs administered incident to a physician's services. Beginning in 2005 the Medicare Part B drugs will be reimbursed in a manner that may limit Schering-Plough's ability to offer larger price concessions or make large price increases on these drugs. Other Schering-Plough drugs have a relatively small portion of their sales to the Medicare population (e.g., CLARINEX, the hepatitis C franchise). The Company could experience expanded utilization of VYTORIN and ZETIA and new drugs in the Company's R&D pipeline. Of greater consequence for the Company may be the legislation's impact on pricing, rebates and discounts.

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

The switch of CLARITIN to OTC status and the introduction of competing OTC loratadine have resulted in a rapid, sharp and material decline in CLARITIN sales in the U.S. and the Company's results of operations. U.S. sales of prescription CLARITIN products were $25 million or 0.3 percent of the Company's consolidated global sales in 2003 and $1.4 billion or 14 percent in 2002. Sales of CLARINEX in the U.S. and abroad have also been materially adversely affected by the presence of generic OTC loratadine and OTC CLARITIN. In light of the factors described above, management believes that the Company's December 2002 introduction of OTC CLARITIN, as well as the introduction of a competing OTC loratadine product in December 2002 and additional entrants of generic OTC loratadine products in the market, had a rapid, sharp and material adverse effect on the Company's results of operations in 2003 and 2004.

PEG-INTRON and REBETOL combination therapy for hepatitis C has contributed substantially to sales in 2003 and 2002 and to a lesser extent in 2004. During the fourth quarter of 2002, a competing pegylated interferon-based combination product, including a brand of ribavirin, received regulatory approval in most major markets, including the U.S. The overall market share of the hepatitis C franchise has declined sharply, reflecting this new market competition. In addition, the overall market has contracted. Management believes that the ability of PEG-INTRON and REBETOL combination therapy to maintain market share will continue to be adversely affected by competition in the hepatitis C marketplace.

Generic forms of ribavirin entered the U.S. market in April 2004. In October 2004, another generic ribavirin was approved by the FDA. The generic forms of ribavirin compete with the Company's REBETOL (ribavirin) Capsules in the U.S. Prior to the second half of 2004 the REBETOL patents were material to the Company's business.

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

The Merck/Schering-Plough Cholesterol Partnership also developed a once-daily tablet combining ezetimibe with simvastatin (Zocor), Merck's cholesterol-modifying medicine. This product is marketed as VYTORIN in the U.S. and INEGY in many international markets. Ezetimibe/simvastatin has been approved for marketing in several countries, including Germany in April of 2004 and in Mexico in March of 2004. On July 23, 2004, Merck/Schering-Plough Pharmaceuticals announced that the FDA had approved VYTORIN. INEGY completed the MRP in Europe on October 1, 2004.

In September 2004, the Company announced that it entered into an agreement with Bayer intended to enhance the companies' pharmaceutical resources. The agreement was entered into by the Company primarily for strategic purposes.

Commencing in October 2004, in the U.S. and Puerto Rico, the Company began marketing, selling and distributing Bayer's primary care products including AVELOX and CIPRO under an exclusive license agreement. The Company pays Bayer royalties in excess of 50 percent on these products based on sales, which has an unfavorable impact on the Company's gross margin percentage.

Also commencing in October 2004, the Company assumed Bayer's responsibilities for U.S. commercialization activities related to the erectile dysfunction medicine LEVITRA under Bayer's co-promotion agreement with GlaxoSmithKline PLC. The Company reports its share of LEVITRA results as alliance revenue.

Additionally, under the terms of the agreement, Bayer supports the promotion of certain of the Company's oncology products in the U.S. and key European markets for a defined period of time.

In Japan, upon regulatory approval, Bayer will co-market the Company's cholesterol absorption inhibitor ZETIA. This arrangement does not include the rights to any future cholesterol combination product. ZETIA was filed with regulatory authorities in Japan during the fourth quarter of 2003. The Company believes that this approval for ZETIA is not likely to be completed until 2006 due to a slow down in the regulatory review process in Japan.

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

The Company is subject to the jurisdiction of various national, state and local regulatory agencies and is, therefore, subject to potential administrative actions. Of particular importance is the FDA in the U.S. It has jurisdiction over all the Company's businesses and administers requirements covering the testing, safety, effectiveness, approval, manufacturing, labeling and marketing of the Company's products. From time to time, agencies, including the FDA, may require the Company to address various manufacturing, advertising, labeling or other regulatory issues, such as those noted below relating to the Company's current manufacturing issues. Failure to comply with governmental regulations can result in delays in the release of products, seizure or recall of products, suspension or revocation of the authority necessary for the production and sale of products, discontinuance of products, fines and other civil or criminal sanctions. Any such result could have a material adverse effect on the Company's financial position and its results of operations. Additional information regarding government regulation that may affect future results is provided in
Part I, Item I, Business, in the Company's 2004 Form 10-K. Additional information about cautionary factors that may affect future results is provided under the caption Cautionary Factors That May Affect Future Results (Cautionary Statements Under the Private Securities Litigation Reform Act of 1995) in this Management's Discussion and Analysis of Operations and Financial Condition.


As included in Note 14 "Consent Decree," to the Condensed Consolidated Financial Statements, on May 17, 2002, the Company announced that it had reached an agreement with the FDA for a consent decree to resolve issues involving the Company's compliance with current Good Manufacturing Practices at certain manufacturing facilities in New Jersey and Puerto Rico. The U.S. District Court for the District of New Jersey approved and entered the consent decree on May 20, 2002.

Under terms of the consent decree, the Company agreed to pay a total of $500 million to the U.S. government in two equal installments of $250 million; the first installment was paid in May 2002 and the second installment was paid in May 2003. As previously reported, the Company accrued a $500 million provision for this consent decree in the fourth quarter of 2001.

The consent decree requires the Company to complete a number of actions. In the event certain actions agreed upon in the consent decree are not satisfactorily completed on time, the FDA may assess payments for each deadline missed. The consent decree required the Company to develop and submit for the FDA's concurrence comprehensive cGMP Work Plans for the Company's manufacturing facilities in New Jersey and Puerto Rico that are covered by the decree. The Company received FDA concurrence with its proposed cGMP Work Plans on May 14, 2003. The cGMP Work Plans contain a number of Significant Steps whose timely and satisfactory completion are subject to payments of $15,000 per business day for each deadline missed. These payments may not exceed $25 million for 2002, and $50 million for each of the years 2003, 2004 and 2005. These payments are subject to an overall cap of $175 million.

In connection with its discussions with the FDA regarding the Company's cGMP Work Plans, and pursuant to the terms of the decree, the Company and the FDA entered into a letter agreement dated April 14, 2003. In the letter agreement, the Company and the FDA agreed to extend by six months the time period during which the Company may incur payments as described above with respect to certain of the Significant Steps whose due dates are December 31, 2005. The letter agreement does not increase the yearly or overall caps on payments described above.

In addition, the decree requires the Company to complete programs of revalidation of the finished drug products and bulk active pharmaceutical ingredients manufactured at the covered manufacturing facilities. The Company is required under the consent decree to complete its revalidation programs for bulk active pharmaceutical ingredients by September 30, 2005, and for finished drugs by December 31, 2005. In general, the timely and satisfactory completions of the revalidations are subject to payments of $15,000 per business day for each deadline missed, subject to the caps described above. However, if a product scheduled for revalidation has not been certified as having been validated by the last date on the validation schedule, the FDA may assess a payment of 24.6 percent of the net domestic sales of the uncertified product until the validation is certified. Any such payment would not be subject to the caps described above. Further, in general, if a product scheduled for revalidation under the consent decree is not certified within six months of its scheduled date, the Company must cease production of that product until certification is obtained. The completion of the Significant Steps in the Work Plans and the completion of the revalidation programs are subject to third-party expert certification, as well as the FDA's acceptance of such certification.

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

The Company would expense any payments assessed under the decree if and when incurred. As of March 31, 2005 the Company has not made any payments for missed deadlines.


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

The Company sells numerous upper respiratory products which contain pseudoephedrine (PSE), an FDA-approved ingredient for the relief of nasal congestion. The Company's annual North American sales of upper respiratory products that contain PSE totaled approximately $305 million in 2004 and $80 million and $70 million for the three months ended March 31, 2005 and 2004 respectively. These products include all CLARITIN-D products as well as some DRIXORAL, CORICIDIN and CHLOR-TRIMETON products. The Company understands that PSE has been used in the illicit manufacture of methamphetamine, a dangerous and addictive drug. As of April 2005, 17 states, Canada and Mexico have enacted regulations concerning the sale of PSE, including limiting the amount of these products that can be purchased at one time, or requiring that these products be located behind the pharmacist's counter, with the stated goal of deterring the illicit/illegal manufacture of methamphetamine. An additional eight states have enacted limits on the quantity of PSE any person can possess. In addition the U.S. Federal government has proposed legislation placing restrictions on the sale of this product. Further, major U.S. retailers that are customers of the Company have announced that they will voluntarily place products containing PSE behind the pharmacist counter at all of their stores, whether or not required by local law. To date, the regulations have not had a material impact on the Company's operations or financial results. However the Company continues to monitor matters in this area that could have a negative impact on operations or financial results.

The Company sources an OTC product with annual net sales of approximately $50 million from a third party manufacturer. Recently the third party manufacturer informed the Company that they have encountered manufacturing problems in the facility producing this product. As a consequence, the Company is assessing alternative sourcing plans to meet market requirements. There is a potential that supplies of this OTC product may not be available in sufficient quantities to fully meet demand over the next several months until an alternate manufacturing supply can be established.

As described more specifically in Note 15 "Legal, Environmental and Regulatory Matters" to the Condensed Consolidated Financial Statements, the pricing, sales and marketing programs and arrangements, and related business practices of the Company and other participants in the health care industry are under increasing scrutiny from federal and state regulatory, investigative, prosecutorial and administrative entities. These entities include the Department of Justice and its U.S. Attorney's Offices, the Office of Inspector General of the Department of Health and Human Services, the FDA, the Federal Trade Commission (FTC) and various state Attorneys General offices. Many of the health care laws under which certain of these governmental entities operate, including the federal and state anti-kickback statutes and statutory and common law false claims laws, have been construed broadly by the courts and permit the government entities to exercise significant discretion. In the event that any of those governmental entities believes that wrongdoing has occurred, one or more of them could institute civil or criminal proceedings, which, if instituted and resolved unfavorably, could subject the Company to substantial fines, penalties and injunctive or administrative remedies, including exclusion from government reimbursement programs, and the Company also cannot predict whether any investigations will affect its marketing practices or sales. Any such result could have a material adverse impact on the Company, its financial condition, cash flows or results of operations.

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

Many factors could cause actual results to differ from Schering-Plough's forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. Although it is not possible to predict or identify all such factors, they may include the following:

         o A significant portion of net sales are made to major pharmaceutical and health care products distributors and major retail chains in the U.S. Consequently, net sales and quarterly growth comparisons may be affected by fluctuations in the buying patterns of major distributors, retail chains and other trade buyers. These fluctuations may result from seasonality, pricing, wholesaler buying decisions or other factors.

         o Competitive factors, including technological advances attained by competitors, patents granted to competitors, new products of competitors coming to the market, new indications for competitive products, and new and existing generic, prescription and/or OTC products that compete with products of Schering-Plough or the Merck/Schering-Plough Cholesterol Partnership (such as competition from OTC statins, like the one approved for use in the U.K., the impact of which in the cholesterol reduction market is not yet known).

         o Increased pricing pressure both in the U.S. and abroad from managed care organizations, institutions and government agencies and programs. In the U.S., among other developments, consolidation among customers may increase pricing pressures and may result in various customers having greater influence over prescription decisions through formulary decisions and other policies.

         o The potential impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003; possible other U.S. legislation or regulatory action affecting, among other things, pharmaceutical pricing and reimbursement, including Medicaid and Medicare; involuntary approval of prescription medicines for over-the-counter use; and other health care reform initiatives and drug importation legislation. Legislation or regulations in markets outside the U.S. affecting product pricing, reimbursement or access. Laws and regulations relating to trade, antitrust, monetary and fiscal policies, taxes, price controls and possible nationalization.

         o Patent positions can be highly uncertain and patent disputes are not unusual. An adverse result in a patent dispute can preclude commercialization of products or negatively impact sales of existing products or result in injunctive relief and payment of financial remedies.

         o Uncertainties in the regulatory and approval process in the U.S. and other countries, including delays in the approval of new products and new indications and uncertainties in the FDA approval process; and uncertainties concerning regulatory decisions regarding labeling and other matters.

         o Failure to meet current Good Manufacturing Practices established by the FDA and other governmental authorities can result in delays in the approval of products, release of products, seizure or recall of products, suspension or revocation of the authority necessary for the production and sale of products, fines and other civil or criminal sanctions. The resolution of manufacturing issues with the FDA discussed in Schering-Plough's 10-Ks, 10-Qs and 8-Ks are subject to substantial risks and uncertainties. These risks and uncertainties, including the timing, scope and duration of a resolution of the manufacturing issues, will depend on the ability of Schering-Plough to assure the FDA of the quality and reliability of its manufacturing systems and controls, and the extent of remedial and prospective obligations undertaken by Schering-Plough.

         o Difficulties in product development. Pharmaceutical product development is highly uncertain. Products that appear promising in development may fail to reach market for numerous reasons. They may be found to be ineffective or to have harmful side effects in clinical or pre-clinical testing, they may fail to receive the necessary regulatory approvals, they may turn out not to be economically feasible because of manufacturing costs or other factors or they may be precluded from commercialization by the proprietary rights of others.

         o Post-marketing issues. Once a product is approved and marketed, clinical trials of marketed products or post-marketing surveillance may raise efficacy or safety concerns. Whether or not scientifically justified, this new information could lead to recalls, withdrawals or adverse labeling of marketed products, which may negatively impact sales. Concerns of prescribers or patients relating to the safety or efficacy of Schering-Plough products, or other companies' products or pharmaceutical products generally, may also negatively impact sales.

         o Major products such as CLARITIN, CLARINEX, INTRON A, PEG-INTRON, REBETOL Capsules, REMICADE, TEMODAR and NASONEX accounted for a material portion of Schering-Plough's 2004 revenues. If any major product were to become subject to a problem such as loss of patent protection, OTC availability of the Company's product or a competitive product (as has been disclosed for CLARITIN and its current and potential OTC competition), previously unknown side effects; if a new, more effective treatment should be introduced; generic availability of competitive products; or if the product is discontinued for any reason, the impact on revenues could be significant. Also, such information about important new products, such as ZETIA and VYTORIN, or important products in our pipeline, may impact future revenues. Further, sales of VYTORIN may negatively impact sales of ZETIA.

         o Unfavorable outcomes of government (local and federal, domestic and international) investigations, litigation about product pricing, product liability claims, other litigation and environmental concerns could preclude commercialization of products, negatively affect the profitability of existing products, materially and adversely impact Schering-Plough's financial condition and results of operations, or contain conditions that impact business operations, such as exclusion from government reimbursement programs.

         o Economic factors over which Schering-Plough has no control, including changes in inflation, interest rates and foreign currency exchange rates.

         o Instability, disruption or destruction in a significant geographic region -- due to the location of manufacturing facilities, distribution facilities or customers -- regardless of cause, including war, terrorism, riot, civil insurrection or social unrest; and natural or man-made disasters, including famine, flood, fire, earthquake, storm or disease.

         o Changes in tax laws including changes related to taxation of foreign earnings.

         o Changes in accounting and auditing standards promulgated by the American Institute of Certified Public Accountants, the Financial Accounting Standards Board, the SEC, or the Public Company Accounting Oversight Board that would require a significant change to Schering-Plough's accounting practices.

         For further details and a discussion of these and other risks and uncertainties, see Schering-Plough's past and future SEC reports and filings.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk primarily from changes in foreign currency exchange rates and, to a lesser extent, from interest rates and equity prices. Refer to "Management's Discussion and Analysis of Operations and Financial Condition" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 for additional information.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings


There were no material legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company, or any of its subsidiaries, became a party during the quarter ended March 31, 2005, or subsequent thereto, but before the filing of this report. All material pending legal proceedings involving the Company are described in Item 3 of the 2004 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

         This table provides information with respect to purchases by the Company of its common shares during the first quarter of 2005.

                      ISSUER PURCHASES OF EQUITY SECURITIES


                                                                                   Total Number of
                                                                                   Shares Purchased as     Maximum Number of
                                                                                   Part of Publicly        Shares that May Yet Be
                                 Total Number of Shares   Average Price Paid       Announced Plans or      Purchased Under the
            PERIOD                       Purchased        per Share                Programs                Plans or Programs
------------------------------   ----------------------   ----------------------   --------------------    ------------------------
January 1, 2005 through                 10,175(1)                 $20.42                    N/A                      N/A
January 31, 2005

February 1, 2005 through                15,367(1)                 $19.28                    N/A                      N/A
February 28, 2005

March 1, 2005 through March             13,920(1)                 $18.68                    N/A                      N/A
31, 2005

TOTAL JANUARY 1, 2005 THROUGH          39,462 (1)                 $19.37                    N/A                      N/A
MARCH 31, 2005

         (1) All of the shares included in the table above were repurchased pursuant to the Company's stock incentive program and represent shares delivered to the Company by option holders for payment of the exercise price and tax withholding obligations in connection with stock options and stock awards.

Item 6.          Exhibits



         Exhibit Number    Description

         10(e)(xi)         The Company's Severance Benefit Plan (as amended and
                           restated effective December 17, 2004 with amendments through April 18, 2005)

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

                                             Schering-Plough Corporation
                                             ---------------------------
                                                      (Registrant)

Date    April 25, 2005                         /s/ Douglas J. Gingerella
                                             ------------------------------
                                                 Douglas J. Gingerella
                                              Vice President and Controller
                                              (Duly Authorized Officer and
                                                Chief Accounting Officer)