Form 10-Q
period 2005-06-30
SCHERING PLOUGH CORP
filed 2005-07-28
CIK 310158

FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2005

                          COMMISSION FILE NUMBER 1-6571

                           SCHERING-PLOUGH CORPORATION
             (Exact name of registrant as specified in its charter)

New Jersey                                           22-1918501
(State or other jurisdiction of incorporation)       (I.R.S. Employer Identification No.)
2000 Galloping Hill Road                             (908) 298-4000
Road Kenilworth, NJ                                  (Registrant's telephone number, including area code)
(Address of principal executive offices)
07033
(Zip Code)

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

Common Shares Outstanding as of June 30, 2005: 1,476,378,678

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                  SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
                 STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS
                                   (UNAUDITED)
                 (Amounts in millions, except per share figures)

                                                             Three Months                    Six Months
                                                                Ended                           Ended
                                                               June 30,                        June 30,
                                                      --------------------------      --------------------------
                                                         2005            2004            2005            2004
                                                      ----------      ----------      ----------      ----------
Net sales                                             $    2,532      $    2,147      $    4,900      $    4,110
                                                      ----------      ----------      ----------      ----------
Cost of sales                                                867             790           1,756           1,530
Selling, general and administrative                        1,116             979           2,197           1,893
Research and development                                     442             451             825             824
Other (income)/expense, net                                   (8)             43               9              78
Special charges                                              259              42             286             112
Equity income from cholesterol joint venture                (170)            (77)           (389)           (154)
                                                      ----------      ----------      ----------      ----------

Income/(loss) before income taxes                             26             (81)            216            (173)
Income tax expense/(benefit)                                  74             (16)            138             (35)
                                                      ----------      ----------      ----------      ----------
Net (loss)/income                                     $      (48)     $      (65)     $       78      $     (138)
                                                      ----------      ----------      ----------      ----------

Preferred stock dividends                                     22              --              43              --
                                                      ----------      ----------      ----------      ----------
Net (loss)/income available to common
shareholders                                          $      (70)     $      (65)     $       35      $     (138)
                                                      ----------      ----------      ----------      ----------

Diluted (loss)/earnings per common share              $     (.05)     $     (.04)     $      .02      $     (.09)
                                                      ==========      ==========      ==========      ==========

Basic (loss)/earnings per common share                $     (.05)     $     (.04)     $      .02      $     (.09)
                                                      ==========      ==========      ==========      ==========

Dividends per common share                            $     .055      $     .055      $      .11      $      .11
                                                      ==========      ==========      ==========      ==========

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

                  SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)
                              (Amounts in millions)

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                 -----------------------------
                                                                                    2005               2004
                                                                                 ----------         ----------
Operating Activities:
  Net income/ (loss)                                                             $       78         $     (138)
  Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
     Tax refund from U.S. loss carryback                                                 --                404
     Special charges                                                                    268                 46
     Depreciation and amortization                                                      239                217
     Changes in assets and liabilities:
      Accounts receivable                                                              (378)              (237)
      Inventories                                                                        38                 84
      Prepaid expenses and other assets                                                  62                 (7)
      Accounts payable and other liabilities                                            188                (36)
                                                                                 ----------         ----------
  Net cash provided by operating activities                                             495                333
                                                                                 ----------         ----------
Investing Activities:

  Capital expenditures                                                                 (187)              (227)
  Dispositions of property and equipment                                                 38                  4
  Purchases of investments                                                               --               (244)
  Reduction in investments                                                              194                 --
  Other, net                                                                            (13)                --
                                                                                 ----------         ----------
  Net cash provided by/(used for) investing activities                                   32               (467)
                                                                                 ----------         ----------
Financing Activities:

  Cash dividends paid to common shareholders                                           (162)              (162)
  Cash dividends paid to preferred shareholders                                         (43)                --
  Net change in short-term borrowings                                                (1,188)               284
  Other, net                                                                             27                (48)
                                                                                 ----------         ----------
  Net cash (used for)/provided by financing activities                               (1,366)                74
                                                                                 ----------         ----------
Effect of exchange rates on cash and
  cash equivalents                                                                      (11)                (3)
                                                                                 ----------         ----------
Net decrease in cash and cash equivalents                                              (850)               (63)
Cash and cash equivalents, beginning of period                                        4,984              4,218
                                                                                 ----------         ----------
Cash and cash equivalents, end of period                                         $    4,134         $    4,155
                                                                                 ==========         ==========

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

                  SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                (Amounts in millions, except per share figures)

                                                                               June 30,          December 31,
                                                                                 2005                2004
                                                                              ----------         ------------
Assets
  Cash and cash equivalents                                                   $    4,134         $      4,984
  Short-term investments                                                             657                  851
  Accounts receivable, net                                                         1,680                1,407
  Inventories                                                                      1,483                1,580
  Deferred income taxes                                                              301                  309
  Prepaid and other current assets                                                   822                  872
                                                                              ----------         ------------
      Total current assets                                                         9,077               10,003
  Property, plant and equipment                                                    7,058                7,085
  Less accumulated depreciation                                                    2,569                2,492
                                                                              ----------         ------------
        Property, net                                                              4,489                4,593
  Goodwill                                                                           206                  209
  Other intangible assets, net                                                       359                  371
  Other assets                                                                       706                  735
                                                                              ----------         ------------
  Total assets                                                                $   14,837         $     15,911
                                                                              ==========         ============
Liabilities and Shareholders' Equity
  Accounts payable                                                            $    1,102         $        978
  Short-term borrowings and current portion of long-term debt                        378                1,569
  Other accrued liabilities                                                        2,769                2,619
                                                                              ----------         ------------
        Total current liabilities                                                  4,249                5,166
  Long-term debt                                                                   2,392                2,392
  Other long-term liabilities                                                        859                  797
                                                                              ----------         ------------
        Total long-term liabilities                                                3,251                3,189

Commitments and contingent liabilities (Note 15)
Shareholders' equity:
    6% Mandatory convertible preferred shares - $1 par value;
      issued - 29; $50 per share face value                                        1,438                1,438
    Common shares - $.50 per share par value; issued: 2,030                        1,015                1,015
    Paid-in capital                                                                1,262                1,234
    Retained earnings                                                              9,487                9,613
    Accumulated other comprehensive loss                                            (426)                (300)
                                                                              ----------         ------------
      Total                                                                       12,776               13,000
    Less treasury shares: 2005 - 553 shares;
      2004 - 555 shares, at cost                                                  (5,439)              (5,444)
                                                                              ----------         ------------
        Total shareholders' equity                                                 7,337                7,556
                                                                              ----------         ------------
   Total liabilities and shareholders' equity                                 $   14,837         $     15,911
                                                                              ==========         ============

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

                  SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

These unaudited condensed consolidated financial statements of Schering-Plough Corporation and subsidiaries (the Company), included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission(SEC) for reporting on Form 10-Q. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles have been condensed or omitted pursuant to such SEC rules and regulations. Certain prior year amounts have been reclassified to conform to the current year presentation. These statements should be read in conjunction with the accounting policies and notes to consolidated financial statements included in the Company's 2004 Annual Report on Form 10-K.

In the opinion of the Company's management, the financial statements reflect all adjustments necessary for a fair statement of the operations, cash flows and financial position for the interim periods presented.

2. SPECIAL CHARGES

Special charges for the three months ended June 30, 2005 totaled $259 million primarily related to an increase in litigation reserves for the Massachusetts investigation of $250 million with the majority of the remaining amount related to charges as a result of the consolidation of the Company's U.S. biotechnology organizations. Additional information regarding litigation reserves is also included in Note 15 "Legal, Environmental and Regulatory Matters." Special charges for the six months ended June 30, 2005 totaled $286 million.

Special charges for the three months ended June 30, 2004 were $42 million primarily relating to employee termination costs. Special charges for the six months ended June 30, 2004 totaled $112 million, comprised of $86 million in employee termination costs and $26 million in asset impairment charges.

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

Amounts recognized relating to the VERP during the three and six months ended June 30,

2005 were $2 million and $4 million, respectively; and $8 million and $17 million for the three and six months ended June 30, 2004, respectively; with cumulative costs recognized of $188 million as of June 30, 2005.

In addition, the Company recognized $4 million and $23 million of other employee severance costs as special charges for the three and six months ended June 30, 2005, respectively, and $34 million and $69 million for the three and six months ended June 30, 2004, respectively.

The following summarizes the activity in the accounts related to employee termination costs (Dollars in millions):

Employee Termination Costs                                 2005           2004
--------------------------                                ------         ------
Special charges liability balance at
December 31, 2004 and 2003, respectively                  $   18         $   29

Special charges incurred during
six months ended June 30,                                     27             86

Credit to retirement benefit plan liability
during the six months ended June 30,                          (4)           (17)

Disbursements during the six
months ended June 30,                                        (18)           (59)
                                                          ------         ------
Special charges liability balance at
June 30,                                                  $   23         $   39
                                                          ======         ======

Asset Impairment and Other Charges

For the three months ended June 30, 2005, the Company recognized $3 million of asset impairment and other charges. For the six months ended June 30, 2005 and 2004, the Company recognized asset impairment and other charges of $9 million and $26 million, respectively.

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

      i. as a once-daily monotherapy;

      ii. in co-administration with any statin drug; and

            iii. as a once-daily fixed-combination tablet of ezetimibe and simvastatin (Zocor), Merck's cholesterol-modifying medicine. This combination medication (ezetimibe/simvastatin) is marketed as VYTORIN in the U.S. and as INEGY in many international countries.

ZETIA/EZETROL (ezetimibe) and VYTORIN/INEGY (the combination of ezetimibe/simvastatin) are approved for use in the U.S. and have been launched in many international markets.

The Company utilizes the equity method of accounting in recording its share of activity from the Merck/Schering-Plough Cholesterol Partnership (the Partnership or the joint venture). The cholesterol partnership agreements provide for the sharing of operating income generated by the Partnership based upon percentages that vary by product, sales level and country. In the U.S. market, Schering-Plough receives a greater share of profits on the first $300 million of annual ZETIA sales. Above $300 million of annual ZETIA sales, Merck and Schering-Plough (the Partners) generally share profits equally. Schering-Plough's allocation of joint venture income is increased by milestones recognized. Further, either Partner's share of the joint venture's income from operations is subject to a reduction if the Partner fails to perform a specified minimum number of physician details in a particular country. The Partners agree annually to the minimum number of physician details by country.

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

For the three and six months ended June 30, 2005, Schering-Plough recognized milestones of $6 million and $20 million, respectively. These milestones related to certain European approvals of VYTORIN (ezetimibe/simvastatin) in 2005.

During the first quarter of 2004, Schering-Plough recognized a milestone of $7 million related to the approval of ezetimibe/simvastatin in Mexico.

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

The unaudited financial information below presents summarized combined financial information for the Merck/Schering-Plough Cholesterol Partnership for the three and six months ended June 30, 2005:

                                      Three Months      Six Months
                                         Ended            Ended
(Dollars in millions)                June 30, 2005     June 30, 2005
                                     -------------     -------------
Net sales                            $         533     $       1,049
Cost of sales                                   39                67
Income from operations                         248               474

Amounts related to physician details, among other expenses, that are invoiced by Schering-Plough and Merck in the U.S., Canada and Puerto Rico are deducted from income from operations of the Partnership.

Schering-Plough's share of the Partnership's income from operations for the three and six months ended June 30, 2005 were $127 million and $296 million, respectively. In the U.S. market, Schering-Plough receives a greater share of income from operations on the first $300 million of annual Zetia sales. As a result, Schering-Plough's share of the Partnership's income from operations is generally higher in the first quarter than in subsequent quarters. In addition, for the three and six months ended June 30, 2005, the Company's share of the Partnership's income from operations includes milestones of $6 million and $20 million, respectively.

The following information provides a summary of the components of the Company's Equity income from the cholesterol joint venture for the three and six months ended June 30, 2005:

                                                            Three Months          Six Months
                                                               Ended                Ended
(Dollars in millions)                                       June 30, 2005       June 30, 2005
                                                            -------------       -------------
Schering-Plough's share of income from operations           $         127       $         296
Reimbursement to Schering-Plough for physician details                 44                  89
Elimination of intercompany profit and other, net                      (1)                  4
                                                            -------------       -------------
  Total Equity income from cholesterol joint venture        $         170       $         389
                                                            -------------       -------------

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

4. ACCOUNTING FOR STOCK-BASED COMPENSATION

Currently, the Company accounts for its stock compensation arrangements using the intrinsic value method. No stock-based employee compensation cost is reflected in Net (loss)/income, other than for the Company's deferred stock units, as stock options granted under all other plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R (Revised 2004), "Share-Based Payment." Statement 123R requires companies to recognize compensation expense in an amount equal to the fair value of all share-based payments granted to employees. The Company is required to implement this SFAS in the first quarter of 2006 by recognizing compensation on all share-based grants made on or after January 1, 2006, and for the unvested portion of share-based grants made prior to January 1, 2006. Restatement of previously issued statements is permitted, but not required. The Company is currently evaluating the various implementation options available and related financial impacts under SFAS 123R.

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

                                                                     Three Months Ended               Six Months Ended
(Dollars in millions)                                                     June 30,                        June 30,
                                                                 --------------------------      --------------------------
                                                                    2005            2004            2005            2004
                                                                 ----------      ----------      ----------      ----------
Net (loss)/income available to common shareholders,
as reported                                                      $      (70)     $      (65)     $       35      $     (138)
Add back: Expense included in reported net (loss)/
    income for deferred stock units, net of tax in 2004                  26               8              40              20
Deduct: Pro forma expense as if both stock options
    and deferred stock units were charged against
    net (loss)/income, net of tax in 2004                               (48)            (24)            (84)            (53)
                                                                 ----------      ----------      ----------      ----------
Pro forma net (loss)/income available to common
shareholders using the fair value method                         $      (92)     $      (81)     $       (9)     $     (171)
                                                                 ==========      ==========      ==========      ==========

Diluted (loss)/earnings per common share:
    Diluted (loss)/earnings per common share,
    as reported                                                  $     (.05)     $     (.04)     $      .02      $     (.09)
                                                                 ----------      ----------      ----------      ----------
    Pro forma diluted (loss)/earnings per common
    share using the fair value method                                  (.06)           (.06)           (.01)           (.12)
                                                                 ----------      ----------      ----------      ----------
Basic (loss)/earnings per common share:
    Basic (loss)/earnigns per common share,
    as reported                                                  $     (.05)     $     (.04)     $      .02      $     (.09)
                                                                 ----------      ----------      ----------      ----------
    Pro forma basic (loss)/earnings per common
    share using the fair value method                                  (.06)           (.06)           (.01)           (.12)
                                                                 ----------      ----------      ----------      ----------

Basic and diluted (loss)/earnings per common share are calculated based on net
(loss)/income available to common shareholders.

5. OTHER (INCOME)/EXPENSE, NET

The components of other (income)/expense, net are as follows:

                                                      Three Months Ended               Six Months Ended
(Dollars in millions)                                      June 30,                       June 30,
                                                  --------------------------      --------------------------
                                                     2005            2004            2005            2004
                                                  ----------      ----------      ----------      ----------
Interest cost incurred                            $       44      $       47      $       92      $      100
Less: amount capitalized on construction                  (4)             (4)             (6)             (9)
                                                  ----------      ----------      ----------      ----------
Interest expense                                          40              43              86              91
Interest income                                          (40)            (15)            (74)            (29)
Foreign exchange losses                                    1               4               4               4
Other, net                                                (9)             11              (7)             12
                                                  ----------      ----------      ----------      ----------
Total other (income)/expense, net                 $       (8)     $       43      $        9      $       78
                                                  ==========      ==========      ==========      ==========

6. INCOME TAXES

At December 31, 2004, the Company has approximately $1.0 billion of U.S. Net Operating Losses (U.S. NOLs) for tax purposes available to offset future U.S. taxable income through 2024. The Company generated an additional U.S. NOL during the six months ended June 30, 2005.

The Company's tax provision for the six-month period ended June 30, 2005 is primarily related to foreign taxes and does not include any benefit related to U.S. NOLs. The Company has established a valuation allowance on net U.S. deferred tax assets, including the benefit of U.S. NOLs, as management cannot conclude that it is more likely than not the benefit of U.S. net deferred tax assets can be realized.

7. RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS

The Company has defined benefit pension plans covering eligible employees in the U.S. and certain foreign countries, and the Company provides post-retirement health care benefits to its eligible U.S. retirees and their dependents.

The components of net pension expense were as follows:

                                            Three Months Ended              Six Months Ended
(Dollars in millions)                            June 30,                        June 30,
                                        --------------------------      --------------------------
                                           2005            2004            2005            2004
                                        ----------      ----------      ----------      ----------
Service cost                            $       27      $       23      $       54      $       49
Interest cost                                   30              31              65              66
Expected return on plan assets                 (31)            (35)            (67)            (76)
Amortization, net                                9               8              20              16
Termination benefits                             2               5               4              11
Settlement                                      --               2              --               4
                                        ----------      ----------      ----------      ----------
Net pension expense                     $       37      $       34      $       76      $       70
                                        ==========      ==========      ==========      ==========

The components of other post-retirement benefits expense were as follows:

                                                        Three Months Ended              Six Months Ended
(Dollars in millions)                                        June 30,                        June 30,
                                                    --------------------------      --------------------------
                                                       2005            2004            2005            2004
                                                    ----------      ----------      ----------      ----------
Service cost                                        $        4      $        4      $        7      $        7
Interest cost                                                7               7              12              13
Expected return on plan assets                              (4)             (4)             (8)             (8)
Amortization, net                                           --               1               1               2
Termination benefits                                        --               1              --               2
                                                    ----------      ----------      ----------      ----------
Net other post-retirement benefits expense          $        7      $        9      $       12      $       16
                                                    ==========      ==========      ==========      ==========

8. EARNINGS PER COMMON SHARE

The following table reconciles the components of the basic and diluted
(loss)/earnings per share computations:

                                                                Three Months Ended              Six Months Ended
(Dollars and Shares in millions)                                     June 30,                       June 30,
                                                            --------------------------      -------------------------
                                                               2005            2004            2005           2004
                                                            ----------      ----------      ----------     ----------
EPS Numerator:

Net (loss)/income                                           $      (48)     $      (65)     $       78     $     (138)
Less: Preferred stock dividends                                     22              --              43             --
                                                            ----------      ----------      ----------     ----------
Net (loss)/income available to common shareholders          $      (70)     $      (65)     $       35     $     (138)
                                                            ----------      ----------      ----------     ----------
EPS Denominator:

Average shares outstanding for basic EPS                         1,476           1,472           1,475          1,471
Dilutive effect of options and deferred stock units                 --              --               7             --
                                                            ----------      ----------      ----------     ----------
Average shares outstanding for diluted EPS                       1,476           1,472           1,482          1,471
                                                            ----------      ----------      ----------     ----------

The equivalent common shares issuable under the Company's stock incentive plans which were excluded from the computation of diluted EPS because their effect would have been antidilutive were 100 million and 44 million, respectively, for the three and six months ended June 30, 2005, and 90 million for the three and six months ended June 30, 2004. Also, at June 30, 2005, 75 million common shares obtainable upon conversion of the Company's 6% Mandatory Convertible Preferred Stock were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

9. COMPREHENSIVE LOSS

Comprehensive loss is comprised of the following:

                                                       Three Months Ended              Six Months Ended
(Dollars in millions)                                       June 30,                        June 30,
                                                   --------------------------      --------------------------
                                                      2005            2004            2005            2004
                                                   ----------      ----------      ----------      ----------
Net (loss)/income                                  $      (48)     $      (65)     $       78      $     (138)
  Foreign currency translation adjustment                 (59)            (19)           (124)            (61)
  Net unrealized loss on investments                      (15)             (2)             (1)             (1)
                                                   ----------      ----------      ----------      ----------
Total comprehensive loss                           $     (122)     $      (86)     $      (47)     $     (200)
                                                   ==========      ==========      ==========      ==========

10. INVENTORIES

Inventories consisted of the following:

                                        June 30,       December 31,
(Dollars in millions)                     2005             2004
                                       ----------      ------------
Finished products                      $      615      $        648
Goods in process                              572               602
Raw materials and supplies                    296               330
                                       ----------      ------------
     Total inventories                 $    1,483      $      1,580
                                       ==========      ============

11. OTHER INTANGIBLE ASSETS

The components of other intangible assets, net are as follows:

(Dollars in millions)

                                   June 30, 2005                                  December 31, 2004
                   ----------------------------------------------     ----------------------------------------------
                       Gross                                             Gross
                     Carrying       Accumulated                         Carrying       Accumulated
                      Amount        Amortization         Net             Amount        Amortization         Net
                   ------------     ------------     ------------     ------------     ------------     ------------
Patents and
   licenses        $        561     $        308     $        253     $        558     $        287     $        271
Trademarks and
   other                    154               48              106              144               44              100
                   ------------     ------------     ------------     ------------     ------------     ------------
Total other
   intangible
   assets          $        715     $        356     $        359     $        702     $        331     $        371
                   ============     ============     ============     ============     ============     ============

These intangible assets are amortized on the straight-line method over their respective useful lives. The residual value of intangible assets is estimated to be zero.

12. SHORT AND LONG-TERM BORROWINGS AND OTHER COMMITMENTS

Short and Long-Term Borrowings

At June 30, 2005 and December 31, 2004, short-term borrowings totaled $378 million and $1.6 billion, respectively.

On November 26, 2003, the Company issued $1.25 billion aggregate principal amount of 5.3 percent senior unsecured notes due 2013 and $1.15 billion aggregate principal amount of 6.5 percent senior unsecured notes due 2033 (collectively the Notes). Interest is payable semi-annually. The net proceeds from this offering were $2.37 billion. Upon issuance, the Notes were rated A3 by Moody's Investors Service, Inc. (Moody's), and A+ by Standard & Poor's Rating Services (S&P). The interest rates payable on the Notes are subject to adjustment as follows: If the rating assigned to a particular series of Notes by either Moody's or S&P changes to a rating set forth below, the interest rate payable on that series of notes will be the initial interest rate (5.3 percent for the notes due 2013 and 6.5 percent for the notes due 2033) plus the additional interest rate set forth below for each rating assigned by Moody's and S&P.

                   Additional                       Additional
Moody's Rating    Interest Rate      SPRating      Interest Rate
--------------    -------------    ------------    -------------
Baa1                  0.25%        BBB+                0.25%
Baa2                  0.50%        BBB                 0.50%
Baa3                  0.75%        BBB-                0.75%
Ba1 or below          1.00%        BB+ or below        1.00%

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

On July 14, 2004, Moody's lowered its rating of the Notes to Baa1 and, accordingly, the interest payable on each note increased by 25 basis points, respectively, effective December 1, 2004. Therefore, on December 1, 2004, the interest rate payable on the notes due 2013 increased from 5.3% to 5.55%, and the interest rate payable on the notes due 2033 increased from 6.5% to 6.75%. At June 30, 2005 the Notes were rated Baa1 by Moody's and A- by S&P.

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

The existing $1.5 billion credit facility matures in May 2009 and requires the Company to maintain a total debt to capital ratio of no more than 60 percent. This credit line is available for general corporate purposes and is considered as support to the Company's commercial paper borrowings. Borrowings under the credit facility may be drawn by the

U.S. parent company or by its wholly-owned foreign subsidiaries when accompanied by a parent guarantee. This facility does not require compensating balances; however, a nominal commitment fee is paid. As of June 30, 2005 no funds have been drawn down under this facility.

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

As of June 30, 2005 the Company has the ability to issue $563 million (principal amount) of securities under a currently effective SEC shelf registration.

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

13. SEGMENT DATA

The Company has three reportable segments: Prescription Pharmaceuticals, Consumer Health Care and Animal Health. The segment sales and profit data that follow are consistent with the Company's current management reporting structure. The Prescription Pharmaceuticals segment discovers, develops, manufactures and markets human pharmaceutical products. The Consumer Health Care segment develops, manufactures and markets OTC, foot care and sun care products, primarily in the U.S. The Animal Health segment discovers, develops, manufactures and markets animal health products.

Net sales by segment:

                                          Three Months Ended            Six Months Ended
(Dollars in millions)                          June 30,                      June 30,
                                      -------------------------     -------------------------
                                         2005           2004           2005           2004
                                      ----------     ----------     ----------     ----------
Prescription Pharmaceuticals          $    1,975     $    1,644     $    3,820     $    3,125
Consumer Health Care                         330            317            660            629
Animal Health                                227            186            420            356
                                      ----------     ----------     ----------     ----------
Consolidated net sales                $    2,532     $    2,147     $    4,900     $    4,110
                                      ==========     ==========     ==========     ==========

Profit by segment:

                                                 Three Months Ended            Six Months Ended
(Dollars in millions)                                 June 30,                      June 30,
                                             --------------------------      --------------------------
                                                2005            2004            2005            2004
                                             ----------      ----------      ----------      ----------
Prescription Pharmaceuticals                 $      254      $       --      $      414      $      (41)
Consumer Health Care                                 64              46             170             146
Animal Health                                        39              16              56              21
Corporate and other, including
  net interest expense of $0 and $12
  in 2005 and $28 and $62 in 2004                  (331)           (143)           (424)           (299)
                                             ----------      ----------      ----------      ----------
Consolidated profit/(loss)
  before tax                                 $       26      $      (81)     $      216      $     (173)
                                             ==========      ==========      ==========      ==========

Corporate and other includes interest income and expense, foreign exchange gains and losses, headquarters expenses, special charges and other miscellaneous items. The accounting policies used for segment reporting are the same as those described in Note 1 "Summary of Significant Accounting Policies" in the Company's 2004 10-K.

For the three and six months ended June 30, 2005, "Corporate and other" included special charges of $259 million and $286 million, respectively, related to certain litigation charges, VERP, other employee severance costs, and asset impairment charges (see Note 2 "Special Charges" for additional information). It is estimated that special charges of $259 million for the three months ended June 30, 2005 related to the Prescription Pharmaceuticals segment. Special charges for the six months ended June 30, 2005 is estimated to be as follows:
Prescription Pharmaceuticals - $282 million, Consumer Health

Care - $2 million, Animal Health - $1 million and Corporate and other - $1 million.

For the three and six months ended June 30, 2004, "Corporate and other" included special charges of $42 million and $112 million, respectively, related to VERP, other employee severance costs and asset impairment charges (see Note 2 "Special Charges" for additional information). It is estimated that special charges for the three months ended June 30, 2004 related to the reportable segments as follows: Prescription Pharmaceuticals - $38 million, Consumer Health Care - $1 million, Animal Health - $1 million and Corporate and other - $2 million. Special charges for the six months ended June 30, 2004 is estimated to be as follows: Prescription Pharmaceuticals - $96 million, Consumer Health Care - $2 million, Animal Health - $2 million and Corporate and other - $12 million.

Net sales of products comprising 10% or more of the Company's U.S. or international net sales in the three and six months ended June 30, 2005 were as follows:

                               Three Months Ended        Six Months Ended
(Dollars in millions)            June 30, 2005            June 30, 2005
                             ----------------------   ----------------------
                              U.S.    International    U.S.    International
                             ------   -------------   ------   -------------
NASONEX                      $  115      $   84       $  223       $  159
OTC CLARITIN                    126           7          234           14
REMICADE                          -         234            -          454

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

Under the decree, the scheduled completion dates are December 31, 2005 for cGMP Work Plans; September 30, 2005, for revalidation programs for bulk active pharmaceutical ingredients; and December 31, 2005 for revalidation programs for finished drugs.

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

The Company records a liability for contingencies when it is probable that a liability has been incurred and the amount can be reasonably estimated. The Company adjusts its liabilities for contingencies to reflect the current best estimate of probable loss or minimum liability as the case may be. Where no best estimate is determinable, the Company records the minimum amount within the most probable range of its liability. Expected insurance recoveries have not been considered in determining the amounts of recorded liabilities for environmental-related matters.

If the Company believes that a loss contingency is reasonably possible, rather than probable, or the amount of loss cannot be estimated, no liability is recorded. However, where a liability is reasonably possible, disclosure of the loss contingency is made.

The Company reviews the status of the matters discussed in the remainder of this Note on an ongoing basis. From time to time, the Company may settle or otherwise resolve these matters on terms and conditions management believes are in the best interests of the Company. Resolution of any or all of the items discussed in the remainder of this Note, individually or in the aggregate, could have a material adverse effect on the Company's results of operations, cash flows or financial condition. Resolution (including settlements) of matters of the types set forth in the remainder of this Note, and in particular under Investigations, frequently involve fines and penalties of an amount that would be material to the Company's results of operations, cash flows or financial condition. Resolution of such matters may also involve injunctive or administrative remedies that would adversely impact the business such as exclusion from government reimbursement programs, which in turn would have a material adverse impact on the business, future financial condition, cash flows or the results of operations. There are no assurances that the Company will prevail in any of the matters discussed in the remainder of this Note, that settlements can be reached on acceptable terms (including the scope of the release provided and the absence of injunctive or administrative remedies that would adversely impact the business such as exclusion from government reimbursement programs) or in amounts that do not exceed the amounts reserved. Even if an acceptable settlement were to be reached, there can be no assurance that further investigations or litigations will not be commenced raising similar issues, potentially exposing the Company to additional material liabilities. The outcome of the matters discussed below under Investigations could include the commencement of civil and/or criminal proceedings involving the imposition of substantial fines, penalties and injunctive or administrative remedies, including exclusion from government reimbursement programs. Total liabilities reserved reflect an estimate, and any final settlement or adjudication of any of these matters could possibly be less than, or could materially exceed the liabilities recorded in the financial statements and could have a material adverse impact on the Company's results of operations, cash flows or financial condition. Further, the Company cannot predict the timing of the resolution of these matters or their outcomes.

Except for the matters discussed in the remainder of this Note, the recorded liabilities for contingencies at June 30, 2005, and the related expenses incurred during the three and six-month periods ended June 30, 2005, were not material. In the opinion of the Company, based on the advice of legal counsel, the ultimate outcome of these matters, except matters discussed in the remainder of this Note, will not have a material impact on the Company's results of operations, cash flows or financial condition.

Prior to the quarter ended June 30, 2005, the Company had recorded a liability of approximately $250 million related to the Massachusetts investigation. During the 2005 second quarter, the Company increased this reserve by $250 million, to a total of $500 million. This increase relates to the investigation by the U.S. Attorney's Office for the District of Massachusetts into the Company's marketing, sales, pricing and clinical trial practices, as well as previously disclosed investigations and litigation relating to the Company's practices regarding average wholesale price by the Department of Justice and certain states. See "Pricing matters, AWP investigation" later in this Note. While no agreement has been reached, the increase in litigation reserves reflects the Company's current estimate to resolve these matters. If the Company is not able to reach a settlement at the current estimate, the resolution of this matter could have a material adverse impact on the Company's results of operations (beyond what has been reflected to date if the Company is not able to reach a settlement at the current estimate), cash flows, financial condition, and/or its business.

Patent Matters

DR. SCHOLL'S FREEZE AWAY Patent. On July 26, 2004, OraSure Technologies filed an action in the U.S. District Court for the Eastern District of Pennsylvania alleging patent infringement by Schering-Plough HealthCare Products by its sale of DR. SCHOLL'S FREEZE AWAY wart removal product. The complaint seeks a permanent injunction and unspecified damages, including treble damages. The FREEZE AWAY product was launched in March 2004. Net sales of this product totaled approximately $20 million for the year-ended December 31, 2004 and $9 million for the six months ended June 30, 2005.

Investigation

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

   - The aggregate settlement amount was $345.5 million in fines and damages. Schering-Plough Corporation was credited with $53.6 million that was previously paid in additional Medicaid rebates, leaving a net settlement amount of $291.9 million. An amount of $294 million including interest was paid during 2004.

   - Schering Sales Corporation will be excluded from participating in federal health care programs. The settlement will not affect the ability of Schering-Plough Corporation to participate in those programs.

   - Schering-Plough Corporation entered into a five-year corporate integrity agreement with the Office of the Inspector General of the Department of Health and Human Services, under which Schering-Plough Corporation agreed to implement specific measures to promote compliance with regulations on issues such as marketing. Failure to comply can result in financial penalties.

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

The Company has implemented certain changes to its sales, marketing and clinical trial practices and is continuing to review those practices to foster compliance with relevant laws and regulations. The Company is cooperating with this investigation.

See information about prior increases to the liabilities reserved in the financial statements, including in relation to this investigation and the other potential impacts of the outcome of this investigation in the Background section of this Note.

Prior to the quarter ended June 30, 2005, the Company had recorded a liability of approximately $250 million related to this investigation. During the 2005 second quarter, the Company increased this reserve by $250 million, to a total of $500 million. This increase relates to the investigation by the U.S. Attorney's Office for the District of Massachusetts into the Company's marketing, sales, pricing and clinical trial practices, as well as previously disclosed investigations and litigation relating to the Company's practices regarding average wholesale price by the Department of Justice and certain states. While no agreement has been reached, the increase in litigation reserves reflects the Company's current estimate to resolve these matters. If the Company is not able to reach a settlement at the current estimate, the resolution of this matter could have a material adverse impact on the Company's results of operations (beyond what has been reflected to date if the Company is not able to reach a settlement at the current estimate), cash flows, financial condition, and/or its business.

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

Included in the litigation described in the prior paragraph are lawsuits that allege that the Company and Warrick reported inflated AWPs for prescription pharmaceuticals and thereby caused state and federal entities and third-party payers to make excess reimbursements to providers. Some of these actions also allege that the Company and Warrick failed to report accurate prices under the Medicaid Rebate Program and thereby underpaid rebates to some states. Some cases filed by State Attorneys General also seek to recover on behalf of citizens of the State and entities located in the State for excess payments as a result of inflated AWPs. These actions, which began in October 2001, have been brought by State Attorneys General, private plaintiffs, nonprofit organizations and employee benefit funds. They allege violations of federal and state law, including fraud, antitrust, Racketeer Influenced Corrupt Organizations Act(RICO) and other claims. During the first quarter of 2004, the Company and Warrick were among five groups of companies put on an accelerated discovery track in the proceeding. In addition, Warrick and the Company are defendants in a number of such lawsuits in state courts. The actions are generally brought by states and/or political subdivisions and seek unspecified damages, including treble and punitive damages.

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

Antitrust and FTC Matters

K-DUR. K-DUR is Schering-Plough's long-acting potassium chloride product supplement used by cardiac patients. Schering-Plough had settled patent litigation with Upsher-Smith, Inc. (Upsher-Smith) and ESI Lederle, Inc. (Lederle), which had related to generic versions of K-DUR for which Lederle and Upsher Smith had filed Abbreviated New Drug Applications (ANDAs). On April 2, 2001, the FTC started an administrative proceeding against Schering-Plough, Upsher-Smith and Lederle. The complaint alleged anti-competitive effects from those settlements. In June 2002, the administrative law judge overseeing the case issued a decision that the patent litigation settlements complied with the law in all respects and dismissed all claims against the Company. The FTC Staff appealed that decision to the full Commission. On December 18, 2003, the full Commission issued an opinion that reversed the 2002 decision and ruled that the settlements did violate the antitrust laws. The full Commission issued a cease and desist order imposing various injunctive restraints. By opinion filed March 8, 2005, the federal court of appeals set aside that 2003 Commission ruling and vacated the cease and desist order. The FTC filed a petition with the Court of Appeals seeking to have the Court vacate its March 8, 2005 decision, which was denied on May 31, 2005.

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

On September 25, 2003, a lawsuit was filed in New Jersey Superior Court, Union County, against Richard Jay Kogan and the Company's outside Directors alleging breach of fiduciary duty, fraud and deceit and negligent misrepresentation, all relating to the alleged disclosures made during the meetings mentioned above. The Company removed this case to federal court. The case was remanded to state court. The Company filed a motion to dismiss all claims, which was granted on June 23, 2005.

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

Tax Matters

In October 2001, IRS auditors asserted, in reports, that the Company is liable for additional tax for the 1990 through 1992 tax years. The reports allege that two interest rate swaps that the Company entered into with an unrelated party should be re-characterized as loans from affiliated companies. In April 2004, the Company received a formal Notice of Deficiency (Statutory Notice) from the IRS asserting additional federal income tax due. The Company received bills related to this matter from the IRS on September 7, 2004. Payment in the amount of $194 million for income tax and $279 million for interest was made on September 13, 2004. The Company filed refund claims for the tax and interest with the IRS on December 23, 2004. The Company was notified on February 16, 2005, that its refund claims were denied by the IRS. The Company has filed a suit for refund for the full amount of the tax and interest. The Company's tax reserves were adequate to cover the above-mentioned payments.

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

16. SUBSEQUENT EVENTS

On July 22, 2005, the Company agreed to restructure its INTEGRILIN co-promotion agreement with Millennium Pharmaceuticals, Inc. ("Millennium"). Under the terms of the restructured agreement, the Company will acquire exclusive U.S. development and commercialization rights to INTEGRILIN and will pay to Millennium an upfront payment of $35.5 million and future royalties on INTEGRILIN sales. In 2006 and 2007, the restructured agreement calls for minimum royalties of $85 million per year. The Company will also purchase existing INTEGRILIN inventory from Millennium. The agreement is subject to customary regulatory reviews and is expected to become effective during the third quarter of 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Schering-Plough Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Schering-Plough Corporation and subsidiaries (the "Corporation") as of June 30, 2005, and the related statements of condensed consolidated operations for the three and six-month periods ended June 30, 2005 and 2004, and the statements of condensed consolidated cash flows for the six-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Corporation's management.

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

Parsippany, New Jersey
July 27, 2005

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

Overview of the Company

Schering-Plough Corporation (the Company) discovers, develops, manufactures and markets medical therapies and treatments to enhance human health. The Company also markets leading consumer brands in the over-the-counter (OTC), foot care and sun care markets and operates a global animal health business.

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

ZETIA is the Company's novel cholesterol absorption inhibitor. VYTORIN is the combination of ZETIA and Zocor, Merck & Co., Inc.'s statin medication. These two products have been launched through a joint venture between the Company and Merck. ZETIA (ezetimibe), marketed in Europe as EZETROL, is marketed for use either by itself or together with statins for the treatment of elevated cholesterol levels. EZETROL has been launched in more than 60 countries. VYTORIN (ezetimibe/simvastatin), marketed as INEGY internationally, has been launched in 21 countries, including the United States.

The cholesterol-reduction market is the single largest pharmaceutical market in the world. VYTORIN and ZETIA are well positioned in this market. Although these products compete against other well established cholesterol management products marketed by companies with financial resources much greater than that of the Company, together, to date, they have captured more than 12 percent of new prescriptions of the U.S. cholesterol management market. The financial commitment to compete in this market is shared with Merck and profits from the sales of VYTORIN and ZETIA are also shared with Merck.

The Company expects that generic forms of some of the existing well established cholesterol management products will be introduced in the United States as some of these existing products lose patent protection in the United States beginning in 2006 (generics have been introduced during 2005 in some international markets). In addition, the intellectual property for the leading cholesterol management product is being challenged by a generic manufacturer and, if successful, this could lead to additional significant generic competition. The Company cannot reasonably predict what effect the introduction of generic forms of cholesterol management products may have on ZETIA and VYTORIN, although the decisions of government entities, managed care groups and other groups concerning formularies and reimbursement policies could potentially negatively impact the dollar size and/or growth of the cholesterol management market, including ZETIA and VYTORIN. A material change in the sales or market share of ZETIA and VYTORIN could have a significant impact on the Company's operations and cash flow.

The Company continues to pursue its core strategy of supporting its marketed and new products in its research and development pipeline and plans to invest in sales and marketing and scientific research at historical levels. However, this level of investment is not sustainable without a significant increase in profits and cash flow from operations. The ability of the Company to generate profits and significant operating cash flow is directly and predominantly dependent upon the increasing profitability of the Company's cholesterol franchise (which includes VYTORIN and ZETIA) and, to a much lesser extent, growing sales and profitability of the base pharmaceutical business products, developing or acquiring new products and controlling expenses. If the Company cannot generate significant operating cash flow, its ability to invest in sales, marketing and research efforts at historical levels may be negatively impacted.

During 2004, the Company entered into a strategic agreement with Bayer intended to enhance the Company's pharmaceutical resources. Under the terms of this agreement, the Company has exclusive rights in the U.S. and Puerto Rico to market, sell and distribute the AVELOX and CIPRO antibiotics. The Company pays Bayer royalties generally in excess of 50 percent on these products based on sales, which has an unfavorable impact on the Company's gross margin percentage.

Under the agreement the Company also undertook Bayer's U.S. commercialization activities for the erectile dysfunction medicine Levitra under Bayer's co-promotion agreement with GlaxoSmithKline PLC. In the Japanese Market, Bayer will co-market the Company's cholesterol absorption inhibitor ZETIA when approved. The Company believes that this approval for ZETIA is not likely to be completed until at least 2006 due to a general slow down in the regulatory review process in Japan.

This agreement with Bayer potentially restricts the Company from marketing products in the U.S. that would compete with any of the products under the agreement. As a result, the Company expects that it may need to sublicense rights to garenoxacin, the quinolone antibacterial agent that the Company licensed from Toyama in 2004.

During the period 2002 to 2004, the Company experienced a number of negative events that have strained and continue to strain the Company's financial resources. These negative events included, but were not limited to, the following matters:

      - Entered into a formal consent decree with the U.S. Food and Drug Administration (FDA) in 2002 and agreed to revalidate manufacturing processes at certain manufacturing sites in the U.S. and Puerto Rico. Significant increased spending associated with manufacturing compliance efforts will continue through the completion of the FDA consent decree obligation. In addition, the Company has found it necessary to discontinue certain older profitable products and outsource other products.

      - Switch of CLARITIN in the U.S., beginning in December 2002, from prescription to OTC status. This switch coupled with private label competition has resulted in substantially lower overall sales of this product starting in 2003 as well as lower average unit selling price for this product and ongoing intense competition. The Company's exposure to powerful retail purchasers has also increased.

      - Market shares and sales levels of certain other Company products have fallen significantly and have experienced increased competition. Many of these products compete in declining or volatile markets.

      - Investigations into certain of the Company's sales and marketing practices by the U.S. Attorney's Offices in Massachusetts and Pennsylvania. During 2004, the Company made payments totaling $294 million to the U.S. Attorney's Office for the Eastern District of Pennsylvania in settlement of that investigation.

   In response to these matters, beginning in April 2003, the Company appointed a new management team that formulated and has begun a six- to eight-year Action Agenda with the goal of stabilizing, repairing and then turning around the Company. Throughout 2004, Schering-Plough moved to stabilize its primary business franchises, secure cost savings through a Value Enhancement Initiative (VEI) and reinvest much of those savings into more productive areas. In 2005, the Company continues to make progress on its Action Agenda as evidenced by recent product approvals including, in the U.S., ASMANEX, CLARINEX-D 24 hour and TEMODAR for First-Line Glioblastoma Multiforme, and launches and performance in certain key products including VYTORIN and ZETIA.

Current State of Business

Second quarter 2005 net sales of $2.5 billion were 18 percent higher than the 2004 period. The second quarter 2005 sales increase was driven primarily by the growth of prescription pharmaceuticals, 5 percent of which relates to the U.S. sales contribution from the antibiotics AVELOX and CIPRO and other products under an agreement with Bayer that became effective in October 2004, and a 3 percent positive impact from currency exchange.

Sales and marketing costs have increased due to the addition of Bayer sales representatives and increased selling expenses in Europe to support the continued launch of VYTORIN and ZETIA, and increased promotional spending, primarily for NASONEX.

The Company had a Net loss available to common shareholders of $70 million in the second quarter of 2005 as compared to a loss of $65 million in the second quarter of 2004. Net income available to common shareholders was $35 million for the first six months of 2005, compared to a loss of $138 million during the same period of the prior year.

The earnings contribution from the Company's increased sales in the second quarter of 2005 and higher equity income from the cholesterol joint venture with Merck & Co., Inc. was offset by the impact from the special charges. The results of the first half of 2005, after consideration of $286 million of special charges primarily related to an increase in litigation reserves for the Massachusetts investigation (see Note 2 "Special Charges"), may not be indicative of future periods. Certain favorable circumstances helped benefit the six-months ended June 30, 2005. These factors included a higher proportional share of ZETIA profits from the Company's cholesterol joint venture, milestones earned from the cholesterol joint venture partner, the seasonality of certain allergy and suncare products, positive impact of foreign exchange and certain other items. In addition, the Company expects to incur additional expenses in the second half of the year related to the launch of newly approved products and to advance its early stage pipeline.

During the period from 2003 through 2005, the Company's cash flow has declined significantly. The overriding cause of this was the loss of marketing exclusivity for two of the Company's major pharmaceutical products, CLARITIN and REBETOL as well as increased competition in the hepatitis C market.

Many of the Company's manufacturing sites operate well below optimal production levels primarily due to sales declines and to a lesser extent the reduction in output related to the FDA consent decree. At the same time, overall costs of operating manufacturing sites have significantly increased due to the consent decree and other compliance activities. The Company continues to review the carrying value of these assets for indications of impairment.

Management cannot provide assurance that profits in the near-term will be sufficient for the Company to maintain its core marketing and research strategies. If a sufficient level of profit and cash flow cannot be achieved, the Company would need to evaluate strategic alternatives. With regard to an examination of strategic alternatives, the contracts with Merck for VYTORIN and ZETIA and the contract with Centocor, Inc. for REMICADE (exhibits 10(r) and 10(u), respectively, to the Company's 2003 Form 10-K) contain provisions related to a change of control, as defined in those contracts. These provisions could result in the aforementioned products being acquired by Merck or reverting back to Centocor, Inc.

During the first quarter of 2005, the Company began repatriating previously unremitted foreign earnings at a reduced tax rate as provided by the American Job Creation Act of 2004 (the Act). Repatriating funds under the Act is benefiting the Company in the following ways:

      - The Company's U.S. operations currently incur significant negative cash flow. Repatriations being made during 2005 under the Act are expected to provide the Company with the ability to fund the U.S. cash needs for the intermediate term.

      - The negative cash flow from U.S. operations during 2004 and 2005 produced U.S. tax net operating losses (U.S. NOL's). Under the Act, qualifying repatriations do not reduce U.S. tax losses. As such, the Company will have both the cash necessary to fund its U.S. cash needs as well as maintaining the potential benefit of being able to carry forward U.S. NOL's to reduce U.S. taxable income in the future. This potential future benefit could be significant but is dependent on the Company achieving profitability in the U.S.

DISCUSSION OF OPERATING RESULTS

NET SALES

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

Consolidated net sales for the three months ended June 30, 2005 totaled $2.5 billion, an increase of $385 million or 18 percent compared with the same period in 2004. For the six months ended June 30, 2005, consolidated net sales totaled $4.9 billion, an increase of $790 million or 19 percent compared with the same period in 2004. Consolidated net sales for the three and six months ended June 30, 2005 reflected higher volumes, the inclusion of the sales of AVELOX and CIPRO and favorable foreign exchange rate impacts of 3 and 4 percent, respectively.

Net sales for the three and six months ended June 30, 2005 and 2004 were as follows:

(Dollars in millions)

                                                Three Months Ended                            Six Months Ended
                                                    June 30,                                      June 30,
                                     ----------------------------------------     ----------------------------------------
                                                                   % Increase                                   % Increase
                                        2005           2004        (Decrease)        2005           2004        (Decrease)
                                     ----------     ----------     ----------     ----------     ----------     ----------
PRESCRIPTION PHARMACEUTICALS
                                     $    1,975     $    1,644             20%    $    3,820     $    3,125             22%
     REMICADE                               234            182             29            454            347             31
     CLARINEX / AERIUS                      207            226             (8)           351            356             (1)
     NASONEX                                199            156             28            382            296             29
     PEG-INTRON                             182            144             26            352            293             20
     TEMODAR                                145            102             42            276            188             47
     CLARITIN Rx  (a)                       100             82             22            211            173             22
     REBETOL                                 91             88              3            155            187            (17)
     INTEGRILIN                              82             78              6            158            151              5
     INTRON A                                75             89            (15)           148            158             (6)
     SUBUTEX                                 53             47             13            104             91             14
     AVELOX                                  46              -            N/M            119              -            N/M
     CAELYX                                  46             35             30             89             70             28
     ELOCON                                  38             46            (18)            79             84             (7)
     CIPRO                                   36              -            N/M             72              -            N/M
     Other Pharmaceutical                   441            369             20            870            731             19

CONSUMER HEALTH CARE                        330            317              4            660            629              5
     OTC (b)                                162            150              8            324            306              6
     Foot Care                               89             89              0            173            166              5
     Sun Care                                79             78              2            163            157              4

ANIMAL HEALTH                               227            186             22            420            356             18
                                     ----------     ----------     ----------     ----------     ----------     ----------

CONSOLIDATED NET SALES               $    2,532     $    2,147             18%    $    4,900     $    4,110             19%
                                     ----------     ----------     ----------     ----------     ----------     ----------

N/M -- Not a meaningful percentage.

(a) Amounts shown for 2005 and 2004 represents international sales of CLARITIN Rx only.

(b) Includes OTC CLARITIN of $133 million and $117 million in the second quarter of 2005 and 2004, respectively, and $248 million and $234 million for the first six months of 2005 and 2004, respectively.

International net sales of REMICADE, for the treatment of rheumatoid arthritis, early rheumatoid arthritis, psoriatic arthritis, Crohn's disease and ankylosing spondylitis, were up $52 million or 29 percent in the second quarter of 2005 to $234 million, and $107 million or 31 percent for the first six months of 2005 to $454 million, due primarily to greater demand, expanded indications and continued market growth. In the near future, additional competitive products for the indications referred to above are likely to be introduced.

Global net sales of CLARINEX (marketed as AERIUS in many countries outside the U.S.) for the treatment of seasonal outdoor allergies and year-round indoor allergies were $207 million in the second quarter of 2005, compared to $226 million in the second quarter of last year. Sales outside the U.S. increased 16 percent to $117 million in 2005 due to market share gains. In the U.S., CLARINEX continued to experience reduced market share in a declining market. As a result, sales in the U.S. decreased 28 percent to $90 million. For the six months ended June 30, 2005, global net sales of CLARINEX decreased 1 percent to $351 million.

Global net sales of NASONEX Nasal Spray, a once-daily corticosteroid nasal spray for allergies, rose 28 percent to $199 million in the second quarter of 2005 and 29 percent to $382 million for the six-month period as the product captured greater U.S. market share versus the 2004 period. U.S. sales also benefited from the nationwide availability beginning in January 2005 of a new scent-free, alcohol-free formulation of NASONEX nasal spray. In international markets, NASONEX sales were up 19 percent to $84 million for the second quarter and up 23 percent to $159 million for the six-month period as a result of market share gains.

Global net sales of PEG-INTRON Powder for Injection, a pegylated interferon product for treating hepatitis C, increased 26 percent to $182 million for the second quarter of 2005 and 20 percent to $352 million for the six-month period driven primarily by higher sales in Japan as a result of the December 2004 launch of the PEG-INTRON and REBETOL combination therapy. Sales in Japan also benefited from the significant number of patients who were waiting for approval of PEG-INTRON before beginning treatment ("patient warehousing"). Comparisons in 2006 will be unfavorably impacted by the absence of this patient warehousing and as a result, sales may decline materially. Sales and market share of PEG-INTRON in the U.S. have declined compared to the prior year due to increased competition and market decline.

Global net sales of TEMODAR Capsules, for treating certain types of brain tumors, increased $43 million or 42 percent to $145 million in the second quarter of 2005 and increased $88 million or 47 percent to $276 million for the first six months of 2005 benefiting from increased utilization for treating newly diagnosed glioblastoma multiforme (GBM), which is the most prevalent form of brain cancer. This new indication was granted U.S. FDA approval in March 2005, and has been rapidly adopted by U.S. physicians. In June 2005, TEMODAR received approval from the European Commission for use in combination with radiotherapy for GBM patients in twenty-five member states as well as in Iceland and Norway.

International net sales of prescription CLARITIN increased 22 percent to $100 million in the second quarter of 2005 and 22 percent to $211 million for the year-to-date due to an unusually severe Japanese allergy season that may not recur in the 2006 allergy season and the launch of CLARITIN REDITABS in Japan.

Global net sales of REBETOL Capsules, for use in combination with INTRON A or PEG-INTRON for treating hepatitis C, increased 3 percent to $91 million in the second quarter of 2005 due primarily to the launch of the PEG-INTRON and REBETOL combination therapy in Japan in December 2004. Global sales of REBETOL decreased 17 percent to $155 million for the six-month period due to the launch of generic versions of REBETOL in the U.S. in April 2004 and increased price competition outside the U.S.

Global net sales of INTEGRILIN Injection, a glycoprotein platelet aggregation inhibitor for the treatment of patients with acute coronary syndrome, which is sold primarily in the U.S. by Schering-Plough, increased 6 percent to $82 million in the second quarter of 2005 and 5 percent to $158 million for the six-month period due to increased patient utilization.

On July 22, 2005, the Company agreed to restructure its INTEGRILIN co-promotion agreement with Millennium Pharmaceuticals, Inc. ("Millennium"). Under the terms of the restructured agreement, the Company will acquire exclusive U.S. development and commercialization rights to INTEGRILIN and will pay to Millennium an upfront payment of

$35.5 million and future royalties on INTEGRILIN sales. The Company will also purchase existing INTEGRILIN inventory from Millennium. The agreement is subject to customary regulatory reviews and is expected to become effective during the third quarter of 2005. The Company does not anticipate that this restructured agreement will have an impact on sales or earnings, however, gross margin will be negatively impacted as the royalty payments under the restructured agreement will be reported as cost of sales. Selling, general and administrative costs will decrease due to the elimination of profit sharing payments that had been reflected in these expenses in earlier periods.

Global net sales of INTRON A Injection, for chronic hepatitis B and C and other antiviral and anticancer indications, decreased 15 percent to $75 million in the second quarter of 2005 and 6 percent to $148 million for the first six months of 2005, due to the conversion to PEG-INTRON in Japan. Net sales in the U.S. for the first six months of 2005 increased $17 million or 35 percent reflecting favorable trade inventory comparisons.

International net sales of SUBUTEX Tablets, for the treatment of opiate addiction, increased 13 percent to $53 million in the second quarter of 2005 and 14 percent to $104 million for the six-month period due to increased market penetration. SUBUTEX may be vulnerable to generic competition in the near future.

Net sales of AVELOX, a fluoroquinolone antibiotic for the treatment of certain respiratory and skin infections, which is sold primarily in the U.S. by Schering-Plough as a result of the Company's license agreement with Bayer, were $46 million and $119 million for the second quarter and first six months of 2005, respectively.

International sales of CAELYX, for the treatment of ovarian cancer, metastatic breast cancer and Kaposi's sarcoma, increased 30 percent to $46 million in the second quarter of 2005 and 28 percent to $89 million for the year-to-date reflecting further adoption of the metastatic breast cancer and ovarian cancer indications in patients who are at increased cardiac risk.

Global net sales of ELOCON cream, a medium-potency topical steroid, decreased 18 percent to $38 million in the second quarter of 2005 and 7 percent to $79 million for the first six months of 2005, reflecting generic competition introduced in the U.S. during the first quarter of 2005. Generic competition is expected to continue to adversely affect sales of this product.

Net sales of CIPRO, a fluoroquinolone antibiotic for the treatment of certain respiratory, skin, urinary tract and other infections, which is sold primarily in the U.S. by Schering-Plough as a result of the Company's license agreement with Bayer, were $36 million and $72 million for the second quarter and first six months of 2005, respectively.

Other pharmaceutical net sales include a large number of lower sales volume prescription pharmaceutical products. Several of these products are sold in limited markets outside the U.S., and many are multiple source products no longer protected by patents. The products include treatments for respiratory, cardiovascular, dermatological, infectious, oncological and other diseases.

Global net sales of Consumer Health Care products, which include OTC, foot care and sun care products, increased $13 million or 4 percent to $330 million in the second quarter of 2005 and $31 million or 5 percent to $660 million for the year-to-date. Sales of OTC CLARITIN were $133 million in the second quarter of 2005, an increase of $16 million from 2004, and year-to-date sales increased $14 million to $248 million. OTC CLARITIN continues to face competition from private label and branded loratadine. In addition, sales of OTC products containing pseudoephedrine (PSE), including CLARITIN-D, may be adversely affected by both recent and future restrictions on the retail sale of such products. Net sales of foot care products were essentially unchanged compared to the second quarter of last year and increased $7 million or 5 percent year-to-date due primarily to the new Memory Fit Insole and Freeze Away products. Net sales of sun care products increased $1 million or 2 percent in the second quarter and $6 million or 4 percent for the year-to-date, primarily due to the timing of shipments coupled with the launch of new Coppertone Continuous Spray products.

The Company sells numerous non-prescription upper respiratory products which contain pseudoephedrine (PSE), an FDA-approved ingredient for the relief of nasal congestion. The Company's annual North American sales of non-prescription upper respiratory products that contain PSE totaled approximately $305 million in 2004 and $163 million and $141 million for the six months ended June 30, 2005 and 2004, respectively. These products include all CLARITIN-D products as well as some DRIXORAL, CORICIDIN and CHLOR-TRIMETON products. The Company understands that PSE has been used in the illicit manufacture of methamphetamine, a dangerous and addictive drug. As of July 2005, 33 states, Canada and Mexico have enacted regulations concerning the non-prescription sale of products containing PSE, including limiting the amount of these products that can be purchased at one time, or requiring that these products be located behind the pharmacist's counter, with the stated goal of deterring the illicit/illegal manufacture of methamphetamine. An additional two states have enacted limits on the quantity of PSE any person can possess. One state is considering making products containing PSE available only by prescription. Also, the U.S. Federal government has proposed legislation placing restrictions on the sale of products containing PSE. Further, major U.S. retailers that are customers of the Company have announced that they may voluntarily place non-prescription products containing PSE behind the pharmacist counter at all of their stores, whether or not required by local law. To date, the regulations have not had a material impact on the Company's operations or financial results, but some of these limitations did not go into effect until July 1, 2005. However, the Company continues to monitor developments in this area that could have a negative impact on operations or financial results. It should be noted that these regulations do not relate to the sale of prescription products, such as CLARINEX-D products, that contain PSE.

The Company sources an OTC product with annual net sales of approximately $50 million from a third party manufacturer. The third party manufacturer informed the Company that they have encountered manufacturing problems in the facility producing this product. The Company is investigating alternative sourcing plans to meet market requirements. There is a potential that supplies of this OTC product may not be available in sufficient quantities to fully meet demand over the next several months until an alternate manufacturing supply can be established.

Global net sales of Animal Health products increased 22 percent in the second quarter of 2005 to $227 million and 18 percent to $420 million for the year-to-date. The increased sales reflected higher sales of products serving the U.S. cattle market due to better product supply, and a favorable foreign exchange impact of 4 percent for the second quarter and year-to-date.

COSTS, EXPENSES AND EQUITY INCOME

A summary of costs, expenses and equity income for the three and six months ended June 30, 2005 and 2004 follows:

                                                              THREE MONTHS ENDED                         SIX MONTHS ENDED
(DOLLARS IN MILLIONS)                                              JUNE 30,                                  JUNE 30,
                                                  -----------------------------------------   --------------------------------------
                                                                             % INCREASE                                % INCREASE
                                                    2005       2004          (DECREASE)         2005       2004        (DECREASE)
                                                  --------    --------   ------------------   --------   --------   ----------------
Cost of sales...................................  $    867    $    790            10%         $  1,756   $  1,530          15%
% of net sales..................................      34.2%       36.8%                           35.8%      37.2%
Selling, general and administrative.............  $  1,116    $    979            14%         $  2,197   $  1,893          16%
% of net sales..................................      44.1%       45.6%                           44.8%      46.1%
Research and development........................  $    442    $    451            (2%)        $    825   $    824           0%
% of net sales..................................      17.4%       21.0%                           16.8%      20.0%
Other (income) expense, net.....................  $     (8)   $     43           N/M          $      9   $     78         (88%)
% of net sales..................................      (0.3%)       2.0%                            0.2%       1.9%
Special charges.................................  $    259    $     42           N/M          $    286   $    112         N/M
% of net sales..................................      10.2%        2.0%                            5.8%       2.7%
Equity income from cholesterol joint venture....  $   (170)   $    (77)          N/M          $   (389)  $   (154)        N/M

N/M -- Not a meaningful percentage.

Cost of sales as a percentage of net sales decreased to 34.2 percent and 35.8 percent for the second quarter and first six months of 2005, respectively, compared to 36.8 percent and 37.2 percent in the second quarter and first six months of 2004, respectively. This improvement was due primarily to increased sales of higher-margin products, supply chain process improvements and a positive impact from foreign exchange, partly offset by higher royalties related to the Bayer products.

Substantially all the sales of cholesterol products are not included in the Company's net sales. The results of the operations of the joint venture are reflected in equity income and have no impact on the Company's gross and other operating margins.

Selling, general and administrative expenses (SG&A) increased 14 percent to $1.1 billion in the second quarter and 16 percent to $2.2 billion year-to-date versus $1.0 billion and $1.9 billion for the second quarter and first six months of 2004, respectively. The increase was primarily due to the addition in the 2004 fourth quarter of Bayer sales representatives, and increased selling expenses in Europe to support the continued launch of ZETIA and VYTORIN, coupled with increased promotional spending, primarily for NASONEX. The second quarter and year-to-date ratios to net sales of 44.1 percent and 44.8 percent, respectively, decreased as compared to the ratios for the same periods in 2004, as a result of the higher sales levels.

The Company has had several regulatory product successes in recent months, including the approval of ASMANEX, which have resulted in new promotional opportunities. This may increase promotional spending during the remainder of 2005.

Research and development (R&D) spending decreased 2 percent to $442 million in the second quarter and at $825 million year-to-date, representing 17.4 percent and 16.8 percent of net sales, respectively. R&D spending for the second quarter and first six months of 2004 included an $80 million charge in conjunction with the license from Toyama Chemical Company Ltd. for garenoxacin. Generally, changes in R&D spending reflect the timing of the Company's funding of both internal research efforts and research collaborations with various partners to discover and develop a steady flow of innovative products. The Company expects R&D spending in subsequent quarters to be higher, reflecting the timing of clinical trials and the progression of the Company's early-stage pipeline. The increase in other (income)/expense, net, for the second quarter and first six months of 2005 includes higher interest income partly offset by higher interest expense due to the higher interest rate on long-term debt beginning in December 2004.

SPECIAL CHARGES

The components of Special Charges for the three and six months ended June 30, 2005 and 2004 are as follows:

                                    THREE MONTHS ENDED         SIX MONTHS ENDED
     (DOLLARS IN MILLIONS)               JUNE 30,                  JUNE 30,
---------------------------------   ------------------         ----------------
                                    2005          2004         2005        2004
                                    ----          ----         ----        ----
Litigation ......................   $250          $  -         $250        $  -
Employee termination costs.......      6            42           27          86
Asset impairment and other.......      3             -            9          26
                                    ----          ----         ----        ----

                                    $259          $ 42         $286        $112
                                    ====          ====         ====        ====

Litigation charges

Litigation charges for the three months ended June 30, 2005 were $250 million related to an increase in litigation reserves. This increase results in a total reserve of $500 million for the Massachusetts investigation, representing the Company's current estimate to resolve this matter. Additional information regarding litigation reserves is also included in Note 15 "Legal, Environmental and Regulatory Matters" in the Notes to Condensed Consolidated Financial Statements.

Employee Termination Costs

In August 2003, the Company announced a global workforce reduction initiative. The first phase of this initiative was a Voluntary Early Retirement Program
(VERP) in the U.S. Under this program, eligible employees in the U.S. had until December 15, 2003 to elect early retirement and receive an enhanced retirement benefit. Approximately 900 employees elected to retire under the program, of which approximately 850 employees retired through year end 2004 and approximately 50 employees have staggered retirement dates in 2005. The total cost of this program is approximately $191 million, comprised of increased pension costs of $108 million, increased post-retirement health care costs of $57 million, vacation payments of $4 million and costs related to accelerated vesting of stock grants of $22 million. For employees with staggered retirement dates in 2005, these amounts will be recognized as a charge over the employees' remaining service periods. Amounts recognized during the three and six months ended June 30, 2005 were $2 million and $4 million, respectively, compared to $8 million and $17 million, respectively, during the same periods in the prior year. The amount expected to be recognized in the remainder of 2005 is $4 million.

Termination costs not associated with the VERP totaled $4 million and $23 million for the three and six months ended June 30, 2005, compared to $34 million and $69 million, respectively, during the same periods of 2004. The termination costs in 2005 related primarily to employee termination costs at a manufacturing facility.

The following summarizes the activity in the accounts related to employee termination costs:

(Dollars in millions)


Employee Termination Costs                 2005    2004
--------------------------                 ----    ----
Special charges liability balance at
December 31, 2004 and 2003, respectively   $ 18    $ 29

Special charges incurred during
six months ended June 30,                    27      86

Credit to retirement benefit plan
liability during the six months
ended June 30,                               (4)    (17)

Disbursements during the six
months ended June 30,                       (18)    (59)
                                           ----    ----
Special charges liability balance at
June 30,                                   $ 23    $ 39
                                           ====    ====

Asset Impairment and Other Charges

The Company recorded asset impairment and other charges of $3 million and $9 million in the second quarter and first six months of 2005, respectively. For the six months ended June 30, 2004, the Company recognized asset impairment charges of $26 million related primarily to the shutdown of a small European research and development facility.

EQUITY INCOME FROM CHOLESTEROL JOINT VENTURE

Global cholesterol franchise sales, which include sales made by the Company and the cholesterol joint venture with Merck of VYTORIN and ZETIA, totaled $518 million in the second quarter of 2005 and $1.0 billion year-to-date, compared with sales of $247 million and $436 million in the second quarter and first six months of 2004, respectively. The 2005 quarterly and year-to-date sales comparisons benefited from the U.S. launch of VYTORIN in the second half of 2004. In the U.S., as of June 30, 2005, VYTORIN and ZETIA accounted for 12 percent of the lipid-lowering prescription market. VYTORIN has been approved in more than 30 countries and has been launched in 21 countries, including the U.S. in July 2004. ZETIA has been approved in more than 70 countries and was launched in more than 60 international markets and the U.S. since November 2002.

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

Equity income from the cholesterol joint venture, as defined, totaled $170 million and

$389 million in the second quarter and year-to-date 2005, respectively. For the second quarter and year-to-date 2004, equity income from the cholesterol joint venture totaled $77 million and $154 million, respectively. 2005 quarterly and year-to-date equity income comparisons benefited from the U.S. launch of VYTORIN in the second half of 2004.

During the first six months of 2005 Schering-Plough earned a milestone of $20 million of which $6 million was recognized in the second quarter for financial reporting purposes. This milestone related to certain European approvals of VYTORIN (ezetimibe/simvastatin) in the first quarter of 2005.

During the first six months of 2004 Schering-Plough earned and recognized a milestone of $7 million related to the approval of ezetimibe/simvastatin in Mexico in 2004.

Under certain other conditions, as specified in the partnership agreements with Merck, the Company could earn additional milestones totaling $105 million.

In addition to the milestone recognized in the first six months of 2005, Schering-Plough's equity income in the first six months of 2005 was favorably impacted by the proportionally greater share of income allocated from the joint venture for the first $300 million of annual ZETIA sales.

It should be noted that the Company incurs substantial costs such as selling costs that are not reflected in Equity income from cholesterol joint venture and are borne entirely by the Company.

In the second quarter of 2005, the Merck/Schering-Plough Cholesterol Partnership entered into inventory management agreements with the major U.S. pharmaceutical wholesalers for VYTORIN and ZETIA.

PROVISION FOR INCOME TAXES

Tax expense/(benefit) was $74 million and $(16) million for the three months ended June 30, 2005 and 2004, respectively. Tax expense/(benefit) was $138 million and $(35) million for the six months ended June 30, 2005 and 2004, respectively.

At December 31, 2004, the Company had approximately $1.0 billion of U.S. Net Operating Losses (U.S. NOLs) for tax purposes available to offset future U.S. taxable income through 2024. Due to its continued U.S. tax loss position, the Company continues to generate additional U.S. NOLs during 2005.

The Company's tax provision for the three and six months ended June 30, 2005 is primarily related to foreign taxes and does not include any benefit related to U.S. NOLs. The Company has established a valuation allowance on net U.S. deferred tax assets, including the benefit of U.S. NOLs, as management cannot conclude that it is more likely than not the benefit of U.S. net deferred tax assets can be realized.

NET INCOME/(LOSS) AVAILABLE TO COMMON SHAREHOLDERS

Net income available to common shareholders for the second quarter and year-to-date of 2005 includes the deduction of preferred stock dividends of $22 million and $43 million, respectively, related to the issuance of the 6% Mandatory Convertible Preferred Stock in August 2004.

LIQUIDITY AND FINANCIAL RESOURCES

DISCUSSION OF CASH FLOW

                                               SIX MONTHS ENDED
      (DOLLARS IN MILLIONS)                          JUNE 30,
-------------------------------------------      2005      2004
                                               -------    -----
Cash flow from operating activities........    $   495    $ 333
Cash flow from investing activities........         32     (467)
Cash flow from financing activities             (1,366)      74

In the first six months of 2005, operating activities generated $495 million of cash, compared with $333 million in the first six months of 2004. The increase was primarily due to higher net income and timing of payments of special charges partially offset by an increase in accounts receivable due to sales growth. A U.S. tax refund of $404 million as a result of loss carryback benefits favorably impacted operating cash flow in 2004.

Net cash provided by investing activities during the first six months of 2005 was $32 million primarily related to the reduction in short-term investments of $194 million and proceeds from sales of property and equipment of $38 million offset by $187 million of capital expenditures. Net cash used for investing activities for the first six months of 2004 was $467 million, and included purchases of investments of $244 million and capital expenditures of $227 million.

Net cash used for financing activities was $1.4 billion for the first six months of 2005, compared to net cash provided by financing activities of $74 million for the same period in the prior year. Uses of cash for financing activities in 2005 includes the payment of dividends on common and preferred shares of $205 million and the repayment of $1.2 billion of commercial paper borrowings. The net cash provided in the prior year primarily reflected net borrowings that were repaid in less than 90 days of $284 million offset by the payment of dividends on common shares of $162 million.

During 2004, operating activities on a worldwide basis generated insufficient cash to fund capital expenditures and dividends. Due to the geographic mix of product sales and profits and the corporate and R&D cash requirements in the U.S., this annual cash flow deficit is particularly pronounced when disaggregated on a geographic basis. Foreign operations generate cash in excess of local cash needs. The U.S. operations must fund dividend payments, the vast majority of research and development costs and U.S. capital expenditures. The Company borrowed funds and issued equity securities during 2004 to finance U.S. operations, and continued to accumulate cash in its foreign-based subsidiaries.

On an annual basis in 2005, management expects that dividends and capital expenditures on a worldwide basis will again exceed cash generated from operating activities and that U.S. operations will continue to generate negative cash flow. Payments regarding litigation, investigations, and/or tax assessments will likely increase cash needs.

Cash requirements in the U.S. during the first six months of 2005 including operating cash needs, capital expenditures and dividends on common and preferred shares approximated $900 million. During the first half of 2005 the Company began the process of repatriating approximately $9.4 billion of previously unremitted foreign earnings pursuant to the American Jobs Creation Act of 2004 (the Act). U.S. cash requirements included a payment of approximately $230 million in the second quarter of 2005 related to U.S. tax liabilities primarily related to taxes due on repatriations made during the first half of 2005. Tax charges related to the Act were expensed in 2004.

The repatriations of qualified funds under the Act are expected to fund U.S. cash needs for the intermediate term.

The funding of additional anticipated repatriations under the Act during 2005 will require the utilization of substantially all of the Company's current and anticipated 2005 foreign cash and short-term investments, and may necessitate a limited amount of borrowing by certain foreign subsidiaries in order to fully fund dividends repatriated under the Act. The Company has the ability to factor selected international accounts receivable, arrange new credit facilities, or utilize its $1.5 billion revolving bank credit facility to provide additional liquidity to fund the repatriations or provide working capital to its foreign subsidiaries until such time as non-U.S. cash and short-term investment balances are restored.

Total cash, cash equivalents and short-term investments less total debt was approximately $2.0 billion at June 30, 2005. The Company anticipates this amount to decline during the balance of 2005, but remain positive.

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

The existing $1.5 billion credit facility matures in May 2009 and requires the Company to maintain a total debt to capital ratio of no more than 60 percent. This credit line is available for general corporate purposes and is considered as support to the Company's commercial paper borrowings. Borrowings under the credit facility may be drawn by the U.S. parent company or by its wholly-owned foreign subsidiaries when accompanied by a parent guarantee. This facility does not require compensating balances; however, a nominal commitment fee is paid. As of June 30, 2005 no funds have been drawn down under this facility. The Company may utilize this facility to fund repatriations under the American Jobs Creation Act of 2004 or to provide additional liquidity or working capital to its foreign subsidiaries until such time as non-U.S. cash and investment balances are restored. However, any borrowing under the facility to fund repatriations will occur only to the extent the facility is not otherwise necessary to support commercial paper borrowings.

At June 30, 2005, short-term borrowings totaled approximately $378 million. The commercial paper ratings discussed below have not significantly affected the Company's ability to issue or rollover its outstanding commercial paper borrowings at this time. However, the Company believes the ability of commercial paper issuers, such as the Company, with one or more short-term credit ratings of P-2 from Moody's, A-2 from S&P and/or F2 from Fitch Ratings (Fitch) to issue or rollover outstanding commercial paper can, at times, be less than that of companies with higher short-term credit ratings. In addition, the total amount of commercial paper capacity available to such issuers is typically less than that of higher-rated companies. The Company maintains sizable lines of credit with commercial banks, as well as cash and short-term investments held by U.S. and foreign-based subsidiaries, to serve as alternative sources of liquidity and to support its commercial paper program.

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

REGULATORY AND COMPETITIVE ENVIRONMENT IN WHICH THE COMPANY OPERATES

The Company is subject to the jurisdiction of various national, state and local regulatory agencies and is, therefore, subject to potential administrative actions. Of particular importance is the U.S. Food and Drug Administration (FDA) in the U.S. It is a central regulator of the Company's business and has jurisdiction over all the Company's businesses and administers requirements covering the testing, safety, effectiveness, approval, manufacturing, labeling and marketing of the Company's products. From time to time, agencies, including the FDA, may require the Company to address various manufacturing, advertising, labeling or other regulatory issues, such as those noted below relating to the Company's current manufacturing issues. Failure to comply with governmental regulations can result in delays in the release of products, seizure or recall of products, suspension or revocation of the authority necessary for the production and sale of products, discontinuance of products, fines and other civil or criminal sanctions. Any such result could have a material adverse effect on the Company's financial position and its results of operations. Additional information regarding government regulation that may affect future results is provided in Part I, Item I, Business, in the Company's 2004 Form 10-K. Additional information about cautionary factors that may affect future results is provided under the caption Cautionary Factors That May Affect Future Results (Cautionary Statements Under the Private Securities Litigation Reform Act of 1995) in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Since 2001, the Company has been working with the FDA to resolve issues involving the Company's compliance with current Good Manufacturing Practices
(cGMP) at certain of its manufacturing sites in New Jersey and Puerto Rico. As described in more detail in Note 14 "Consent Decree," to the Condensed Consolidated Financial Statements, in 2002, the Company reached a formal agreement with the FDA to enter into a consent decree. Under the terms of the consent decree, the Company made payments totaling $500 million and agreed to revalidate the manufacturing processes at these sites. These manufacturing sites have remained open throughout this period; however, the consent decree has placed significant additional controls on production and release of products from these sites, including review and third-party certification of production activities. The third-party certifications and other cGMP improvement projects have resulted in higher costs as well as reduced output at these facilities. In addition, the Company has found it necessary to discontinue certain profitable older products. The Company's research and development operations have also been negatively impacted by the decree because these operations share common facilities with the manufacturing operations.

The consent decree requires the Company to complete a number of actions, including completion of comprehensive cGMP Work Plans for the Company's manufacturing facilities in New Jersey and Puerto Rico that are covered by the decree and revalidation programs of the finished drug products and bulk active pharmaceutical ingredients manufactured at the covered manufacturing facilities. As described in more detail in Note 14 "Consent Decree" to the Condensed Consolidated Financial Statements, in the event certain actions agreed upon in the consent decree are not satisfactorily completed on time, the FDA may assess payments for each deadline missed.

Although the Company believes it has made significant progress in meeting its obligations under the consent decree, it is possible that the Company may fail to complete a Significant Step or a revalidation by the prescribed deadline, the third-party expert may not certify the completion of the Significant Step or revalidation, or the FDA may disagree with an expert's certification of a Significant Step or revalidation. In such a case, it is possible that the FDA may assess payments as described in Note 14.

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

As described more specifically in Note 15 "Legal, Environmental and Regulatory Matters" to the Condensed Consolidated Financial Statements, the pricing, sales and marketing programs and arrangements, and related business practices of the Company and other participants in the health care industry are under increasing scrutiny from federal and state regulatory, investigative, prosecutorial and administrative entities. These entities include the Department of Justice and its U.S. Attorney's Offices, the Office of Inspector General of the Department of Health and Human Services, the FDA, the Federal Trade Commission (FTC) and various state Attorneys General offices. Many of the health care laws under which certain of these governmental entities operate, including the federal and state anti-kickback statutes and statutory and common law false claims laws, have been construed broadly by the courts and permit the government entities to exercise significant discretion. In the event that any of those governmental entities believes that wrongdoing has occurred, one or more of them could institute civil or criminal proceedings, which, if instituted and resolved unfavorably, could subject the Company to substantial fines, penalties and injunctive or administrative remedies, including exclusion from government reimbursement programs. The Company also cannot predict whether any investigations will affect its marketing practices or sales. Any such result could have a material adverse impact on the Company's results of operations, cash flows, financial condition, or its business.

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

The Company cannot predict what net effect the Medicare prescription drug benefit will have on markets and sales. The new Medicare Drug Benefit (Medicare Part D), which will take effect January 1, 2006, will offer voluntary prescription drug coverage, subsidized by Medicare, to over 40 million Medicare beneficiaries through competing private prescription drug plans (PDPs) and Medicare Advantage (MA) plans. Many of the Company's leading drugs are already covered under Medicare Part B (e.g., TEMODAR, INTEGRILIN and INTRON A). Medicare Part B provides payment for physician services which can include prescription drugs administered incident to a physician's services. The manner in which drugs are reimbursed under Medicare Part B may limit Schering-Plough's ability to offer larger price concessions or make large price increases on these drugs. Other Schering-Plough drugs have a relatively small portion of their sales to the Medicare population (e.g., CLARINEX, the hepatitis C franchise). The Company could experience expanded utilization of VYTORIN and ZETIA and new drugs in the Company's R&D pipeline. Of greater consequence for the Company may be the legislation's impact on pricing, rebates and discounts.

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

During 2003, pharmacovigilance inspections by officials of the British and French medicines agencies conducted at the request of the European Agency for the Evaluation of Medicinal Products (EMEA)resulted in serious deficiencies in reporting processes. The Company continues to work on its action plan to rectify the deficiencies and provides regular updates to the EMEA. The Company does not know what action, if any, the EMEA or national authorities will take in response to these findings. Possible actions include further inspections, demands for improvements in reporting systems, criminal sanctions against the Company and/or responsible individuals and changes in the conditions of marketing authorizations for the Company's products.

The market for pharmaceutical products is competitive. The Company's operations may be affected by technological advances of competitors, industry consolidation, patents granted to competitors, competitive combination products, new products of competitors, new information from clinical trials of marketed products or post-marketing surveillance and generic competition as the Company's products mature. In addition, patent positions are increasingly being challenged by competitors, and the outcome can be highly uncertain. An adverse result in a patent dispute can preclude commercialization of products or negatively affect sales of existing products. The effect on operations of competitive factors and patent disputes cannot be predicted.

The Company launched OTC CLARITIN in the U.S. in December 2002. Also in December 2002, a competing OTC loratadine product was launched in the U.S. and private-label competition was introduced. The prescription allergy market has been shrinking since that time. The Company continues to market prescription CLARINEX (desloratadine) 5 mg Tablets for the treatment of allergic rhinitis. CLARINEX is experiencing intense competition in the prescription U.S. allergy market.

PEG-INTRON (pegylated interferon) and REBETOL (ribavirin) combination therapy for hepatitis C has contributed substantially to sales in 2003 and 2002 and to a lesser extent in 2004. During the fourth quarter of 2002, a competing pegylated interferon-based combination product, including a brand of ribavirin, received regulatory approval in most major markets, including the U.S. The overall market share of the hepatitis C franchise has declined sharply, reflecting this new market competition. In addition, the overall market has contracted. Management believes that the ability of PEG-INTRON and REBETOL combination therapy to maintain market share in the international market will continue to be adversely affected by competition in the hepatitis C marketplace. In 2005, the Company is experiencing growth in worldwide PEG-INTRON sales due to the launch of PEG-INTRON plus REBETOL combination therapy in Japan.

Generic forms of ribavirin entered the U.S. market in April 2004. In October 2004, another generic ribavirin was approved by the FDA. The generic forms of ribavirin compete with the Company's REBETOL Capsules in the U.S. U.S. sales were insignificant in 2005. Prior to the second half of 2004 the REBETOL patents were material to the Company's business.

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

In December 2004, the FASB issued SFAS 123R (Revised 2004) "Share-Based Payment." Statement 123R requires companies to recognize compensation expense in an amount equal to the fair value of all share-based payments granted to employees. The Company is required to implement this SFAS in the first quarter of 2006 by recognizing compensation on all share-based grants made on or after January 1, 2006, and for the unvested portion of share-based grants made prior to July 1, 2005. Restatement of previously issued statements is allowed, but not required. The Company is currently evaluating the various implementation options available and related financial impacts under SFAS 123R.

CRITICAL ACCOUNTING POLICIES

Refer to "Management's Discussion and Analysis of Operations and Financial Condition" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 for disclosures regarding the Company's critical accounting policies.

Rebates, Discounts and Returns

Rebate accruals for Federal and state governmental programs were $181 million at June 30, 2005 and $155 million at December 31, 2004. Commercial discounts and other rebate accruals were $157 million at June 30, 2005 and $123 million at December 31, 2004. These and other rebate accruals are established in the period the related revenue was recognized resulting in a reduction to sales and the establishment of liabilities, which are included in total current liabilities.

The following summarizes the activity in the accounts related to accrued rebates, sales returns and discounts:

                                                                For the six months ended
                                                                        June 30
                                                                ------------------------
                                                                 2005              2004
                                                                ------            ------
Accrued Rebates/Returns/Discounts, Beginning of Period ......   $  432            $  487
                                                                ------            ------

Provision for Rebates........................................      234               216
Payments.....................................................     (175)             (249)
                                                                ------            ------
                                                                    59               (33)
                                                                ------            ------

Provision for Returns........................................       33                27
Returns......................................................      (30)              (21)
                                                                ------            ------
                                                                     3                 6
                                                                ------            ------

Provision for Discounts......................................      184               130
Discounts granted............................................     (179)             (132)
                                                                ------            ------
                                                                     5                (2)
                                                                ------            ------
Accrued Rebates/Returns/Discounts, End of Period.............   $  499            $  458
                                                                ======            ======

Management makes estimates and uses assumptions in recording the above accruals. Actual amounts paid in the current period were consistent with those previously estimated.

DISCLOSURE NOTICE

Cautionary Factors That May Affect Future Results (Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

The disclosure in this report and other written reports and oral statements made from time to time by the Company may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements do not relate strictly to historical or current facts and are based on current expectations or forecasts of future events. You can identify these forward-looking statements by their use of words such as "anticipate," "believe," "could," "estimate," "expect," "forecast," "project," "intend," "plan," "potential," "will," and other similar words and terms. In particular, forward-looking statements include statements relating to future actions, ability to access the capital markets, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, development programs, estimates of rebates, discounts and returns, expenses and programs to reduce expenses, the cost of and savings from reductions in work force, the outcome of contingencies such as litigation and investigations, growth strategy and financial results.

Any or all forward-looking statements here or in other publications may turn out to be wrong. There are no guarantees about Schering-Plough's financial and operational performance or the performance of Schering-Plough stock. Schering-Plough does not assume the obligation to update any forward-looking statement. Many factors could cause actual results to differ from Schering-Plough's forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. Although it is not possible to predict or identify all such factors, they may include the following:

o Cholesterol Franchise - The ability of the Company to generate profits and significant operating cash flow is directly and predominantly dependent on the increasing profitability of the Company's cholesterol franchise. As existing products lose patent protection, generic forms of some of the existing well-established cholesterol management products may be introduced. The Company cannot predict reasonably what effect the introduction of generic forms of cholesterol management products may have on ZETIA and VYTORIN. Further, sales of VYTORIN may impact negatively sales of ZETIA.

o Other Major Products - Products such as CLARITIN, CLARINEX, INTRON A, PEG-INTRON, REBETOL Capsules, REMICADE, TEMODAR and NASONEX accounted for a material portion of Schering-Plough's 2004 revenues. The impact on revenue could be significant if any major product was to be become subject to a problem such as the loss of its patent protection, OTC availability of the Company's product or a competitive product (as has been disclosed for CLARITIN and its current and potential OTC competition) or the discovery of previously unknown side effects; there is increased competition with the introduction of new, more effective treatments or the generic availability of competitive products; or the product is discontinued for any reason.


o Uncertain Pharmaceutical Product Development - Products that appear promising in development may fail to reach market for numerous reasons. They may be found to be ineffective or to have harmful side effects in clinical or pre-clinical testing, they may fail to receive the necessary regulatory approvals, they may turn out not to be economically feasible because of manufacturing costs or other factors or they may be precluded from commercialization by the proprietary rights of others.

o Uncertain Regulatory and Approval Process - There are uncertainties in the regulatory and approval process in the U.S. and other countries, including delays in the approval of new products and new indications and uncertainties in the FDA approval process and uncertainties concerning regulatory decisions regarding labeling and other matters.

o Post-Market Development - Once a product is approved and marketed, clinical trials of marketed products or post-marketing surveillance may raise efficacy or safety concerns. Whether or not scientifically justified, this new information could lead to recalls, withdrawals or adverse labeling of marketed products, which may negatively impact sales. Concerns of prescribers or patients relating to the safety or efficacy of Schering-Plough products, or other companies' products or pharmaceutical products generally, may also negatively impact sales.

o Limited Opportunities for Obtaining or Licensing Critical Late-stage Products - It may be challenging for the Company to acquire or license critical late-stage products because it competes for these opportunities against companies often with far greater financial resources than the Company.

o Competitive Factors - Competitive developments that impact the Company include technological advances by, patents granted to, and new products developed by competitors and new and existing generic, prescription and/or OTC products that compete with products of Schering-Plough or the Merck/Schering-Plough Cholesterol Partnership.

o Pricing Pressure - The Company faces increased pricing pressure in the U.S. and abroad from managed care organizations, institutions and government agencies and programs. In the U.S., consolidation among customers and trends toward managed care and health care costs containment may increase pricing pressures.

o Government Action - U.S. legislative and regulatory action that may impact the Company include the Medicare Prescription Drug, Improvement and Modernization Act of 2003; possible other legislation or regulatory action affecting, among other things, pharmaceutical pricing and reimbursement, including Medicaid and Medicare; involuntary approval of prescription medicines for OTC use; and other health care reform initiatives and drug importation legislation. Legislation or regulations in markets outside the U.S. that may impact the company include those involving product pricing, reimbursement or access.

o Legal Proceedings - If there are unfavorable outcomes in government (local and federal, domestic and international) investigations, litigation about product pricing, product liability claims, patent and intellectual property disputes, other litigation and environmental concerns, this could preclude commercialization of products, negatively affect the profitability of existing products, materially and adversely impact Schering-Plough's financial condition and results of operations, or contain conditions that impact business operations, such as exclusion from government reimbursement programs.

o Consent Decree - Failure to meet current Good Manufacturing Practices established by the FDA and other governmental authorities can result in delays in the approval of products, release of products, seizure or recall of products, suspension or revocation of the authority necessary for the production and sale of products, fines and other civil or criminal sanctions. The resolution of manufacturing issues with the FDA discussed in Schering-Plough's 10-Ks, 10-Qs and 8-Ks are subject to substantial risks and uncertainties. These risks and uncertainties, including the timing, scope and duration of a resolution of the manufacturing issues, will depend on the ability of Schering-Plough to assure the FDA of the quality and reliability of its manufacturing systems and controls, and the extent of remedial and prospective obligations undertaken by Schering-Plough.

o Patents - Patent positions can be highly uncertain and patent disputes are not unusual. An adverse result in a patent dispute can preclude commercialization of products or negatively impact sales of existing products or result in injunctive relief and payment of financial remedies. Certain foreign governments have indicated that compulsory licenses to patents may be granted in the case of national emergencies.

o Tax Laws - The Company may be impacted by changes in tax laws including changes related to taxation of foreign earnings.

o Fluctuations in Buying Patterns - Net sales and quarterly growth comparisons may be affected by fluctuations in the buying patterns of major distributors, retail chains and other trade buyers, which may result from seasonality, pricing, wholesaler buying decisions or other factors.

o Changes in Accounting and Auditing Standards - The Company may be affected by accounting and audited standards promulgated by the American Institute of Certified

         Public Accountants, the Financial Accounting Standards Board, the SEC, or the Public Company Accounting Oversight Board that would require a significant change to Schering-Plough's accounting practices.

o Economic Factors - There are economic factors over which Schering-Plough has no control, including changes in inflation, interest rates and foreign currency exchange rates.

o Changes in Business and Political Positions - There may be changes to the Company's business and political position if there is instability, disruption or destruction in a significant geographic region regardless of cause, including war, terrorism, riot, civil insurrection or social unrest; and natural or man-made disasters, including famine, flood, fire, earthquake, storm or disease.

For further details and a discussion of these and other risks and uncertainties, see Schering-Plough's past and future SEC reports and filings.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk primarily from changes in foreign currency exchange rates and, to a lesser extent, from interest rates and equity prices. Refer to "Management's Discussion and Analysis of Operations and Financial Condition" in the Company's 2004 10-K.

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

As part of the changing business environment in which the Company operates, the Company is replacing and upgrading a number of information systems. This process will be ongoing for several years. In connection with these changes, as part of the Company's management of both internal control over financial reporting and disclosure controls and procedures, management has concluded that the new systems are at least as effective with respect to those controls as the prior systems. An example of a change in information systems that occurred in the second quarter 2005 is the replacement of the order entry and accounts receivable information systems within its U.S. prescription pharmaceutical business.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Material pending legal proceedings involving the Company are described in Item 3 of the 2004 10-K. The following discussion is limited to material developments to previously reported proceedings and new legal proceedings, which the Company, or any of its subsidiaries, became a party during the quarter ended June 30, 2005, or subsequent thereto, but before the filing of this report. This section should be read in conjuction with Item 3 of the 2004 10-K.

Investigations

Massachusetts Investigation. The U.S. Attorney's Office for the District of Massachusetts is investigating a broad range of the Company's sales, marketing, pricing and clinical trial practices and programs along with those of Warrick Pharmaceuticals (Warrick), the Company's generic subsidiary. Details of this matter are included in Item 3 of the 2004 10-K and in Note 15 "Legal, Environmental and Regulatory Matters" to the Condensed Consolidated Financial Statements in this 10-Q.

The Company has implemented certain changes to its sales, marketing and clinical trial practices and is continuing to review those practices to foster compliance with relevant laws and regulations. The Company is cooperating with this investigation.

The Company previously recorded a liability of approximately $250 million related to this investigation. During the 2005 second quarter, the Company increased this reserve by $250 million, to a total of $500 million. This increase relates to the investigation by the U.S. Attorney's Office for the District of Massachusetts into the Company's marketing, sales, pricing and clinical trial practices, as well as previously disclosed investigations and litigation relating to the Company's practices regarding average wholesale price by the Department of Justice and certain states. While no agreement has been reached, the increase in litigation reserves reflects the Company's current estimate to resolve these matters.

SEC Inquiries and Related Litigation

On September 25, 2003, a lawsuit was filed in New Jersey Superior Court, Union County, against Richard Jay Kogan, former chairman and chief executive officer of the Company and the Company's outside Directors alleging breach of fiduciary duty, fraud and deceit and negligent misrepresentation, relating to alleged disclosures made during meetings held with investors the week of September 30, 2002. The Company filed a motion to dismiss all claims, which was granted on June 23, 2005.

Senate Finance Committee Inquiry

The United States Senate Committee on Finance has requested information from the Company on the Company's practices relating to educational and other grants and to the application of the provision in the Medicaid drug rebate law excluding certain deeply-discounted sales from the calculation of rebates. The Company understands that the Committee has directed similar requests to other pharmaceutical companies. The Company is cooperating with the Committee and is in the process of responding to its requests.

Tax Matters

In October 2001, IRS auditors asserted that two interest rate swaps that the Company entered into with an unrelated party should be recharacterized as loans from affiliated companies, resulting in additional tax liability for 1990 through 1992. In April 2004, the Company received a formal Notice of Deficiency from the IRS asserting additional federal income tax due and the Company was billed on September 7, 2004. Payment in the amount of $194 million for income tax and $279 million for interest was made on September 13, 2004. The Company filed refund claims for the tax and interest with the IRS on December 23, 2004. The Company was notified on February 16, 2005, that its refund claims were denied by the IRS. The Company has filed suit for refund for the full amount of the tax and interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

This table provides information with respect to purchases by the Company of its common shares during the second quarter of 2005.

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                                              Total Number of
                                                                            Shares Purchased as     Maximum Number of
                                                                              Part of Publicly    Shares that May Yet Be
                              Total Number of Shares   Average Price Paid    Announced Plans or     Purchased Under the
           PERIOD                    Purchased              per Share             Programs           Plans or Programs
---------------------------   ----------------------   ------------------   -------------------   ----------------------
April 1, 2005 through
April 30, 2005                        4,312(1)             $  19.55                  N/A                    N/A

May 1, 2005 through
May 31, 2005                         27,158(1)             $  20.34                  N/A                    N/A

June 1, 2005 through
June 30, 2005                         5,979(1)             $  19.48                  N/A                    N/A

Total April 1, 2005 through
June 30, 2005                        37,449(1)             $  20.12                  N/A                    N/A

        (1) All of the shares included in the table above were repurchased pursuant to the Company's stock incentive program and represent shares delivered to the Company by option holders for payment of the exercise price and tax withholding obligations in connection with stock options and stock awards.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on April 26, 2005 for the purpose of:

   1.   electing three directors for three-year terms;

   2. ratifying the designation of Deloitte & Touche LLP to audit Schering-Plough's books and accounts for 2005; and

   3.   considering a shareholder proposal on the annual election of directors.

At the meeting, three nominees for director were elected for a three-year term by a vote of shares as follows:

                              For           Withheld
                         -------------     ----------
Hans W. Becherer         1,269,622,866     53,790,157
Kathryn C. Turner        1,297,161,421     26,251,602
Robert F. W. van Oordt   1,288,519,454     34,893,569

The terms of the following directors continued after the meeting: Fred Hassan, Philip Leder, M.D., Eugene R. McGrath, Carl E. Mundy, Jr., Richard de J. Osborne, Patricia F. Russo and Arthur F. Weinbach.

The designation by the Audit Committee of Deloitte & Touche LLP to audit the books and accounts of the Company for the year ending December 31, 2005 was ratified with a vote of 1,297,865,480 shares for, 16,050,803 shares against, and 9,496,740 abstentions.

The shareholder proposal on the annual election of directors received a vote of 833,439,095 shares for, 271,222,904 shares against, 14,950,866 abstentions and 203,800,158 broker non-votes.

Item 6.    Exhibits

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

                                             Schering-Plough Corporation
                                             ---------------------------
                                                      (Registrant)

Date July 27, 2005                            /s/ Douglas J. Gingerella
                                              -----------------------------
                                                 Douglas J. Gingerella
                                              Vice President and Controller
                                              (Duly Authorized Officer and
                                                Chief Accounting Officer)