Form 10-Q
period 2005-09-30
SCHERING PLOUGH CORP
filed 2005-10-28
CIK 310158

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934


           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005


                         COMMISSION FILE NUMBER 1-6571

                          SCHERING-PLOUGH CORPORATION
             (Exact name of registrant as specified in its charter)

                  NEW JERSEY                                     22-1918501
         (State or other jurisdiction                         (I.R.S. Employer
              of incorporation)                             Identification No.)

           2000 GALLOPING HILL ROAD                                07033
                KENILWORTH, NJ                                   (Zip Code)
   (Address of principal executive offices)

              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                                 (908) 298-4000

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

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes [ ]     No [X]

          COMMON SHARES OUTSTANDING AS OF SEPTEMBER 30, 2005: 1,477,895,332
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

                STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS

                                                            THREE MONTHS ENDED        NINE MONTHS ENDED
                                                              SEPTEMBER 30,             SEPTEMBER 30,
                                                          ----------------------    ----------------------
                                                            2005         2004         2005         2004
                                                          ---------    ---------    ---------    ---------
                                                                            (UNAUDITED)
                                                          (AMOUNTS IN MILLIONS, EXCEPT PER SHARE FIGURES)
Net sales...............................................    $2,284       $1,978       $7,184       $6,088
                                                            ------       ------       ------       ------
Cost of sales...........................................       775          711        2,531        2,241
Selling, general and administrative.....................     1,064          892        3,261        2,785
Research and development................................       566          378        1,391        1,201
Other expense, net......................................        --           34            9          112
Special charges.........................................         6           26          292          138
Equity income from cholesterol joint venture............      (215)         (95)        (605)        (249)
                                                            ------       ------       ------       ------
Income/(loss) before income taxes.......................        88           32          305         (140)
Income tax expense/(benefit)............................        23            6          162          (28)
                                                            ------       ------       ------       ------
Net income/(loss).......................................    $   65       $   26       $  143       $ (112)
                                                            ------       ------       ------       ------
Preferred stock dividends...............................        22           12           65           12
                                                            ------       ------       ------       ------
Net income/(loss) available to common shareholders......    $   43       $   14       $   78       $ (124)
                                                            ------       ------       ------       ------
Diluted earnings/(loss) per common share................    $  .03       $  .01       $  .05       $ (.08)
                                                            ======       ======       ======       ======
Basic earnings/(loss) per common share..................    $  .03       $  .01       $  .05       $ (.08)
                                                            ======       ======       ======       ======
Dividends per common share..............................    $ .055       $ .055       $ .165       $ .165
                                                            ======       ======       ======       ======

  The accompanying notes are an integral part of these Condensed Consolidated
                             Financial Statements.

                  SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

                STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2005         2004
                                                              ---------    --------
                                                                   (UNAUDITED)
                                                              (AMOUNTS IN MILLIONS)
Operating Activities:
  Net income/(loss).........................................   $   143      $ (112)
  Adjustments to reconcile net income/(loss) to net cash
     provided by operating activities:
     Tax refund from U.S. loss carryback....................        --         404
     Payments to U.S. taxing authorities....................      (239)       (473)
     Special charges........................................       269        (124)
     Depreciation and amortization..........................       362         325
     Changes in assets and liabilities:
       Accounts receivable..................................      (344)        (36)
       Inventories..........................................       (61)        103
       Prepaid expenses and other assets....................       233          17
       Accounts payable and other liabilities...............       183         (95)
                                                               -------      ------
     Net cash provided by operating activities..............       546           9
                                                               -------      ------
Investing Activities:
     Capital expenditures...................................      (293)       (299)
     Proceeds from transfer of license......................        --         118
     Dispositions of property and equipment.................        41           4
     Reduction/(Purchases) of investments...................       438        (294)
     Other, net.............................................       (48)         (7)
                                                               -------      ------
     Net cash provided by/(used for) investing activities...       138        (478)
                                                               -------      ------
Financing Activities:
     Cash dividends paid to common shareholders.............      (243)       (243)
     Cash dividends paid to preferred shareholders..........       (65)         --
     Proceeds from preferred stock issuance, net............        --       1,394
     Net change in short-term borrowings....................    (1,208)       (173)
     Other, net.............................................        51         (42)
                                                               -------      ------
     Net cash (used for)/provided by financing activities...    (1,465)        936
                                                               -------      ------
Effect of exchange rates on cash and cash equivalents.......        (9)         --
                                                               -------      ------
Net (decrease)/increase in cash and cash equivalents........      (790)        467
Cash and cash equivalents, beginning of period..............     4,984       4,218
                                                               -------      ------
Cash and cash equivalents, end of period....................   $ 4,194      $4,685
                                                               =======      ======

  The accompanying notes are an integral part of these Condensed Consolidated
                             Financial Statements.

                  SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               SEPTEMBER 30,      DECEMBER 31,
                                                                    2005              2004
                                                              ----------------   ---------------
                                                                         (UNAUDITED)
                                                                    (AMOUNTS IN MILLIONS,
                                                                  EXCEPT PER SHARE FIGURES)
                                             ASSETS
Cash and cash equivalents...................................      $ 4,194            $ 4,984
Short-term investments......................................          413                851
Accounts receivable, net....................................        1,645              1,407
Inventories.................................................        1,586              1,580
Deferred income taxes.......................................          269                309
Prepaid and other current assets............................          680                872
                                                                  -------            -------
  Total current assets......................................        8,787             10,003
Property, plant and equipment...............................        7,115              7,085
Less accumulated depreciation...............................        2,654              2,492
                                                                  -------            -------
  Property, net.............................................        4,461              4,593
Goodwill....................................................          206                209
Other intangible assets, net................................          383                371
Other assets................................................          717                735
                                                                  -------            -------
Total assets................................................      $14,554            $15,911
                                                                  =======            =======

                              LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable............................................      $ 1,140            $   978
Short-term borrowings and current portion of long-term
  debt......................................................          361              1,569
Other accrued liabilities...................................        2,398              2,619
                                                                  -------            -------
  Total current liabilities.................................        3,899              5,166
Long-term debt..............................................        2,392              2,392
Other long-term liabilities.................................          939                797
                                                                  -------            -------
  Total long-term liabilities...............................        3,331              3,189
Commitments and contingent liabilities (Note 16)
Shareholders' equity:
  6% Mandatory convertible preferred shares -- $1 par value;
     issued -- 29; $50 per share face value.................        1,438              1,438
  Common shares -- $.50 per share par value; issued:
     2,030..................................................        1,015              1,015
  Paid-in capital...........................................        1,282              1,234
  Retained earnings.........................................        9,448              9,613
  Accumulated other comprehensive loss......................         (423)              (300)
                                                                  -------            -------
  Total.....................................................       12,760             13,000
  Less treasury shares: 2005 -- 552 shares; 2004 -- 555
     shares, at cost........................................       (5,436)            (5,444)
                                                                  -------            -------
  Total shareholders' equity................................        7,324              7,556
                                                                  -------            -------
  Total liabilities and shareholders' equity................      $14,554            $15,911
                                                                  =======            =======

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

2.  SPECIAL CHARGES

     Special charges for the three months ended September 30, 2005 totaled $6 million related primarily to the consolidation of the Company's U.S. biotechnology organizations. Special charges for the nine months ended September 30, 2005 totaled $292 million primarily related to an increase in litigation reserves of $250 million for the Massachusetts investigation and the previously disclosed investigations and litigation relating to the Company's practices regarding average wholesale price by the Department of Justice and certain states. Additional information regarding litigation reserves is also included in
Note 16 "Legal, Environmental and Regulatory Matters."

     Special charges for the three months ended September 30, 2004 were $26 million primarily relating to employee termination costs. Special charges for the nine months ended September 30, 2004 totaled $138 million, comprised of $111 million in employee termination costs and $27 million in asset impairment charges.

  EMPLOYEE TERMINATION COSTS

     In August 2003, the Company announced a global workforce reduction initiative. The first phase of this initiative was a Voluntary Early Retirement Program (VERP) in the U.S. Under this program, eligible employees in the U.S. had until December 15, 2003 to elect early retirement and receive an enhanced retirement benefit. Approximately 900 employees elected to retire under the program, of which, approximately 850 employees retired through year-end 2004 and approximately 50 employees have staggered retirement dates in 2005. The total cost of this program is approximately $191 million, comprised of increased pension costs of $108 million, increased post-retirement health care costs of $57 million, vacation payments of $4 million and costs related to accelerated vesting of stock grants of $22 million.

     Amounts recognized relating to the VERP during the three and nine months ended September 30, 2005 were $2 million and $5 million, respectively; and $2 million and $19 million for the three and nine months ended September 30, 2004, respectively; with cumulative costs recognized of $189 million as of September 30, 2005.

     In addition, the Company recognized $21 million of other employee severance costs as special charges for the nine months ended September 30, 2005.

     Severance costs were $23 million and $92 million for the three and nine months ended September 30, 2004, respectively.

                  SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

     The following summarizes the activity in the accounts related to employee termination costs:

EMPLOYEE TERMINATION COSTS                                    2005   2004
--------------------------                                    ----   ----
                                                              (DOLLARS IN
                                                               MILLIONS)
Special charges liability balance at December 31, 2004 and
  2003, respectively........................................  $ 18   $ 29
Special charges incurred during nine months ended September
  30,.......................................................    26    111
Credit to retirement benefit plan liability during the nine
  months ended September 30,................................    (5)   (19)
Disbursements during the nine months ended September 30,....   (23)   (78)
                                                              ----   ----
Special charges liability balance at September 30,..........  $ 16   $ 43
                                                              ====   ====

  ASSET IMPAIRMENT AND OTHER CHARGES

     For the three months ended September 30, 2005, the Company recognized approximately $6 million of asset impairment and other charges. For the nine months ended September 30, 2005 and 2004, the Company recognized asset impairment and other charges of $16 million and $27 million, respectively.

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

     ZETIA/EZETROL (ezetimibe) and VYTORIN/INEGY (the combination of ezetimibe/ simvastatin) are approved for use in the U.S. and have been launched in many international markets.

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

                  SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

     The Partners bear the costs of their own general sales forces and commercial overhead in marketing joint venture products around the world. In the U.S., Canada and Puerto Rico, the cholesterol agreements provide for a reimbursement to each partner for physician details that are set on an annual basis. This reimbursed amount is equal to each Partner's physician details multiplied by a contractual fixed fee. Schering-Plough reports this reimbursement as part of equity income from cholesterol joint venture. This is because under U.S. GAAP this reimbursement does not represent a reimbursement of specific, incremental and identifiable costs for the Company's detailing of the cholesterol products in these markets. In addition, this reimbursement amount is not reflective of Schering-Plough's sales effort related to the joint venture as Schering-Plough's sales force and related costs associated with the joint venture are generally estimated to be higher.

     For the nine months ended September 30, 2005, Schering-Plough recognized milestones of $20 million. These milestones related to certain European approvals of VYTORIN (ezetimibe/ simvastatin) in 2005.

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

     The unaudited financial information below presents summarized combined financial information for the Merck/Schering-Plough Cholesterol Partnership for the three and nine months ended September 30, 2005:

                                                         THREE MONTHS         NINE MONTHS
                                                            ENDED                ENDED
                                                      SEPTEMBER 30, 2005   SEPTEMBER 30, 2005
                                                      ------------------   ------------------
                                                               (DOLLARS IN MILLIONS)
Net sales...........................................         $630                $1,679
Cost of sales.......................................           32                    99
Income from operations..............................          340                   814

     Amounts related to physician details, among other expenses, that are invoiced by Schering-Plough and Merck in the U.S., Canada and Puerto Rico are deducted from income from operations of the Partnership.

     Schering-Plough's share of the Partnership's income from operations for the three and nine months ended September 30, 2005 were $169 million and $465 million, respectively. In the U.S. market, Schering-Plough receives a greater share of income from operations on the first $300 million of annual ZETIA sales. As a result, Schering-Plough's share of the Partnership's income from operations is generally higher in the first quarter than in subsequent quarters. In addition, for the nine months ended September 30, 2005, the Company's share of the Partnership's income from operations includes milestones of $20 million.

                  SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

     The following information provides a summary of the components of the Company's equity income from the cholesterol joint venture for the three and nine months ended September 30, 2005:

                                                         THREE MONTHS         NINE MONTHS
                                                            ENDED                ENDED
                                                      SEPTEMBER 30, 2005   SEPTEMBER 30, 2005
                                                      ------------------   ------------------
                                                               (DOLLARS IN MILLIONS)
Schering-Plough's share of income from operations...         $169                 $465
Reimbursement to Schering-Plough for physician
  details...........................................           52                  141
Elimination of intercompany profit and other, net...           (6)                  (1)
                                                             ----                 ----
  Total Equity income from cholesterol joint
     venture........................................         $215                 $605
                                                             ----                 ----

     Equity income excludes any profit arising from transactions between the Company and the joint venture until such time as there is an underlying profit realized by the joint venture in a transaction with a party other than the Company or Merck.

     Due to the virtual nature of the cholesterol joint venture, the Company incurs substantial costs, such as selling, general and administrative costs, that are not reflected in equity income and are borne by the overall cost structure of the Company. These costs are reported on their respective line items in the Statements of Condensed Consolidated Operations. The cholesterol agreements do not provide for any jointly owned facilities and, as such, products resulting from the joint venture are manufactured in facilities owned by either Merck or the Company.

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

4.  ACCOUNTING FOR STOCK-BASED COMPENSATION

     Currently, the Company accounts for its stock-based compensation arrangements using the intrinsic value method. No stock-based employee compensation cost is reflected in net income/(loss), other than for the Company's deferred stock units and performance plans, as stock options granted under all other plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 123R (Revised 2004), "Share-Based Payment." SFAS 123R requires companies to recognize compensation expense in an amount equal to the fair value of all share-based payments granted to employees. The Company is required to implement this SFAS in the first quarter of 2006 by recognizing compensation expense on all share-based grants made on or after January 1, 2006, and for the unvested portion of share-based grants made prior to January 1, 2006. The Company continues to evaluate the impact of SFAS 123R on all of its share-based payment plans. This evaluation includes the valuation of stock options and all other stock-based performance plans, which are subject to a number of assumptions and changes in future market conditions, including the Company's stock price.

                  SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

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

                                                        THREE MONTHS     NINE MONTHS
                                                            ENDED           ENDED
                                                        SEPTEMBER 30,   SEPTEMBER 30,
                                                        -------------   -------------
                                                        2005    2004    2005    2004
                                                        -----   -----   -----   -----
                                                            (DOLLARS IN MILLIONS)
Net income/(loss) available to common shareholders, as
  reported............................................  $  43   $  14   $  78   $(124)
Add back: Expense included in reported net
  income/(loss) for stock-based compensation, net of
  tax in 2004.........................................     25       8      66      28
Deduct: Pro forma expense as if both stock options and
  stock-based compensation were charged against net
  income/(loss), net of tax in 2004...................    (55)    (24)   (139)    (77)
                                                        -----   -----   -----   -----
Pro forma net income/(loss) available to common
  shareholders using the fair value method............  $  13   $  (2)  $   5   $(173)
                                                        =====   =====   =====   =====
Diluted earnings/(loss) per common share:
  Diluted earnings/(loss) per common share, as
     reported.........................................  $ .03   $ .01   $ .05   $(.08)
                                                        -----   -----   -----   -----
  Pro forma diluted earnings/(loss) per common share
     using the fair value method......................    .01      --      --    (.12)
                                                        -----   -----   -----   -----
Basic earnings/(loss) per common share:
  Basic earnings/(loss) per common share, as
     reported.........................................  $ .03   $ .01   $ .05   $(.08)
                                                        -----   -----   -----   -----
  Pro forma basic earnings/(loss) per common share
     using the fair value method......................    .01      --      --    (.12)
                                                        -----   -----   -----   -----

     Basic and diluted earnings/(loss) per common share are calculated based on net income/(loss) available to common shareholders.

5.  OTHER EXPENSE, NET

     The components of other expense, net are as follows:

                                                          THREE MONTHS     NINE MONTHS
                                                              ENDED           ENDED
                                                          SEPTEMBER 30,   SEPTEMBER 30,
                                                          -------------   --------------
                                                          2005    2004     2005    2004
                                                          -----   -----   ------   -----
                                                              (DOLLARS IN MILLIONS)
Interest cost incurred..................................  $ 41    $ 44    $ 133    $144
Less: amount capitalized on construction................    (5)     (5)     (11)    (14)
                                                          ----    ----    -----    ----
Interest expense........................................    36      39      122     130
Interest income.........................................   (45)    (20)    (118)    (50)
Foreign exchange losses.................................     2      --        6       5
Other, net..............................................     7      15       (1)     27
                                                          ----    ----    -----    ----
Total other expense, net................................  $ --    $ 34    $   9    $112
                                                          ====    ====    =====    ====

                  SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

6.  INCOME TAXES

     At December 31, 2004, the Company had approximately $1.0 billion of U.S. Net Operating Losses (U.S. NOLs) for tax purposes available to offset future U.S. taxable income through 2024. The Company generated additional U.S. NOLs during the nine months ended September 30, 2005.

     The Company's tax provision for the nine months ended September 30, 2005 includes a benefit of approximately $42 million related to tax expense recorded in 2004 related to planned earnings repatriations under the American Jobs Creation Act (AJCA). This revision of the costs associated with repatriation under the AJCA is the result of guidance issued by the U.S. Treasury in August 2005.

     Overall income tax expense, net of the benefit described above, primarily relates to foreign taxes and does not include any benefit related to U.S. NOLs. The Company has established a valuation allowance on net U.S. deferred tax assets, including the benefit of U.S. NOLs, as management cannot conclude that it is more likely than not the benefit of U.S. net deferred tax assets can be realized.

     During the third quarter of 2005, the Company made a cash payment (tax deposit) of approximately $239 million in anticipation of the settlement of certain tax contingencies for tax years 1993 through 1996. The Company believes that existing tax reserves are adequate to cover these matters.

7.  RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS

     The Company has defined benefit pension plans covering eligible employees in the U.S. and certain foreign countries, and the Company provides post-retirement health care benefits to its eligible U.S. retirees and their dependents.

     The components of net pension expense were as follows:

                                                          THREE MONTHS     NINE MONTHS
                                                              ENDED           ENDED
                                                          SEPTEMBER 30,   SEPTEMBER 30,
                                                          -------------   --------------
                                                          2005    2004    2005     2004
                                                          -----   -----   -----   ------
                                                              (DOLLARS IN MILLIONS)
Service cost............................................  $ 26    $ 25    $ 80    $  74
Interest cost...........................................    28      33      93       99
Expected return on plan assets..........................   (29)    (37)    (97)    (113)
Amortization, net.......................................     8       9      29       25
Termination benefits....................................     2       1       5       12
Settlement..............................................    --       1      --        5
                                                          ----    ----    ----    -----
Net pension expense.....................................  $ 35    $ 32    $110    $ 102
                                                          ====    ====    ====    =====

                  SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

     The components of other post-retirement benefits expense were as follows:

                                                            THREE MONTHS     NINE MONTHS
                                                               ENDED            ENDED
                                                           SEPTEMBER 30,    SEPTEMBER 30,
                                                           --------------   --------------
                                                           2005     2004    2005     2004
                                                           -----    -----   -----    -----
                                                                (DOLLARS IN MILLIONS)
Service cost.............................................   $ 4      $ 1    $ 11      $ 8
Interest cost............................................     7        2      18       15
Expected return on plan assets...........................    (4)      (1)    (11)      (9)
Amortization, net........................................    --       --       1        2
Termination benefits.....................................    --       --      --        2
                                                            ---      ---    ----      ---
Net other post-retirement benefits expense...............   $ 7      $ 2    $ 19      $18
                                                            ===      ===    ====      ===

8.  EARNINGS PER COMMON SHARE

     The following table reconciles the components of the basic and diluted earnings/(loss) per share computations:

                                                      THREE MONTHS       NINE MONTHS
                                                          ENDED             ENDED
                                                      SEPTEMBER 30,     SEPTEMBER 30,
                                                     ---------------   ---------------
                                                      2005     2004     2005     2004
                                                     ------   ------   ------   ------
                                                     (DOLLARS AND SHARES IN MILLIONS)
EPS Numerator:
Net income/(loss)..................................  $   65   $   26   $  143   $ (112)
Less: Preferred stock dividends....................      22       12       65       12
                                                     ------   ------   ------   ------
Net income/(loss) available to common
  shareholders.....................................  $   43   $   14   $   78   $ (124)
                                                     ------   ------   ------   ------
EPS Denominator:
Average shares outstanding for basic EPS...........   1,477    1,472    1,476    1,472
Dilutive effect of options and deferred stock
  units............................................      10        3        7       --
                                                     ------   ------   ------   ------
Average shares outstanding for diluted EPS.........   1,487    1,475    1,483    1,472
                                                     ------   ------   ------   ------

     The equivalent common shares issuable under the Company's stock incentive plans which were excluded from the computation of diluted EPS because their effect would have been antidilutive were 33 million and 38 million, respectively, for the three and nine months ended September 30, 2005, and 38 million and 88 million, respectively, for the three and nine months ended September 30, 2004. Also, at September 30, 2005, 68 million common shares obtainable upon conversion of the Company's 6% Mandatory Convertible Preferred Stock were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

                  SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

9.  COMPREHENSIVE INCOME/(LOSS)

     Comprehensive income/(loss) is comprised of the following:

                                                          THREE MONTHS     NINE MONTHS
                                                             ENDED            ENDED
                                                         SEPTEMBER 30,    SEPTEMBER 30,
                                                         --------------   -------------
                                                         2005     2004    2005    2004
                                                         -----    -----   -----   -----
                                                             (DOLLARS IN MILLIONS)
Net income/(loss)......................................   $65      $26    $ 143   $(112)
  Foreign currency translation adjustment..............     1       18     (123)    (43)
  Net unrealized gain on investments...................     1        1       --      --
                                                          ---      ---    -----   -----
Total comprehensive income/(loss)......................   $67      $45    $  20   $(155)
                                                          ===      ===    =====   =====

10.  INVENTORIES

     Inventories consisted of the following:

                                                               SEPTEMBER 30,      DECEMBER 31,
                                                                    2005              2004
                                                              ----------------   ---------------
                                                                    (DOLLARS IN MILLIONS)
Finished products...........................................       $  855            $  648
Goods in process............................................          341               602
Raw materials and supplies..................................          390               330
                                                                   ------            ------
  Total inventories.........................................       $1,586            $1,580
                                                                   ======            ======

11.  OTHER INTANGIBLE ASSETS

     The components of other intangible assets, net are as follows:

                                     SEPTEMBER 30, 2005               DECEMBER 31, 2004
                               ------------------------------   ------------------------------
                                GROSS                            GROSS
                               CARRYING   ACCUMULATED           CARRYING   ACCUMULATED
                                AMOUNT    AMORTIZATION   NET     AMOUNT    AMORTIZATION   NET
                               --------   ------------   ----   --------   ------------   ----
                                                    (DOLLARS IN MILLIONS)
Patents and licenses.........    $597         $318       $279     $558         $287       $271
Trademarks and other.........     154           50        104      144           44        100
                                 ----         ----       ----     ----         ----       ----
Total other intangible
  assets.....................    $751         $368       $383     $702         $331       $371
                                 ====         ====       ====     ====         ====       ====

     These intangible assets are amortized on the straight-line method over their respective useful lives. The residual value of intangible assets is estimated to be zero.

     During the first nine months of 2005, the Company recorded intangible assets of $9 million for base technology acquired from NeoGenesis and $36 million for the acquisition of U.S. development and commercialization rights to INTEGRILIN.

12.  PRODUCT LICENSES AND ACQUISITIONS

     In August 2005, the Company announced that it has exercised its right to develop and commercialize with Centocor, Inc. ("Centocor"), CNTO 148 (golimumab), a fully human monoclonal antibody being developed as a therapy for the treatment of rheumatoid arthritis and other immune-mediated inflammatory diseases. Pursuant to the exercise, the Company receives exclusive worldwide marketing rights to

                  SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

golimumab, excluding the U.S., Japan, China (including Hong Kong), Taiwan, and Indonesia. In exchange for its rights under this agreement, the Company made an upfront payment in the amount of $124 million to Centocor before a tax benefit of $6 million. This payment has been expensed and reported in Research and Development in the third quarter 2005. The Company will share future development costs with Centocor.

     Effective September 1, 2005, the Company restructured its INTEGRILIN co-promotion agreement with Millennium Pharmaceuticals, Inc. ("Millennium"). Under the terms of the restructured agreement, the Company acquired exclusive U.S. development and commercialization rights to INTEGRILIN in exchange for an upfront payment of $36 million and royalties on INTEGRILIN sales. The Company has agreed to pay minimum royalties of $85 million per year to Millennium for 2006 and 2007. The Company also purchased existing INTEGRILIN inventory from Millennium. The $36 million upfront payment has been capitalized and included in "Other Intangible Assets."

13.  SHORT AND LONG-TERM BORROWINGS AND OTHER COMMITMENTS

  SHORT AND LONG-TERM BORROWINGS

     At September 30, 2005 and December 31, 2004, short-term borrowings totaled $361 million and $1.6 billion, respectively.

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

                                                 ADDITIONAL                     ADDITIONAL
MOODY'S RATING                                  INTEREST RATE    SP RATING     INTEREST RATE
--------------                                  -------------    ---------     -------------
Baa1..........................................      0.25%       BBB+               0.25%
Baa2..........................................      0.50%       BBB                0.50%
Baa3..........................................      0.75%       BBB-               0.75%
Ba1 or below..................................      1.00%       BB+ or below       1.00%

     In no event will the interest rate for any of the Notes increase by more than 2 percent above the initial coupon rates of 5.3 percent and 6.5 percent, respectively. If either Moody's or S&P subsequently upgrades its ratings, the interest rates will be correspondingly reduced, but not below 5.3 percent or 6.5 percent, respectively. Furthermore, the interest rate payable on a particular series of Notes will return to 5.3 percent and 6.5 percent, respectively, and the rate adjustment provisions will permanently cease to apply if, following a downgrade by either Moody's or S&P below A3 or A-, respectively, the Notes are subsequently rated above Baal by Moody's and BBB+ by S&P.

     On July 14, 2004, Moody's lowered its rating of the Notes to Baa1 and, accordingly, the interest payable on each note increased by 25 basis points, effective December 1, 2004. Therefore, on December 1, 2004, the interest rate payable on the Notes due 2013 increased from 5.3% to 5.55%, and the interest rate payable on the Notes due 2033 increased from 6.5% to 6.75%. At September 30, 2005, the Notes were rated Baa1 by Moody's and A- by S&P.

                  SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

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

     The existing $1.5 billion credit facility matures in May 2009 and requires the Company to maintain a total debt to capital ratio of no more than 60 percent. This credit line is available for general corporate purposes and is considered as support to the Company's commercial paper borrowings. Borrowings under the credit facility may be drawn by the U.S. parent company or by its wholly-owned foreign subsidiaries when accompanied by a parent guarantee. This facility does not require compensating balances; however, a nominal commitment fee is paid. As of September 30, 2005, no funds have been drawn down under this facility.

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

     As of September 30, 2005, the Company has the ability to issue $563 million (principal amount) of securities under a currently effective SEC shelf registration.

  INTEREST RATE SWAP CONTRACT

     The Company previously disclosed an interest rate swap arrangement with a counterparty bank. The arrangement utilized two long-term interest rate swap contracts, one between a foreign-based subsidiary of

                  SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

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

     On February 28, 2005, the Company's foreign-based subsidiary and U.S. subsidiary each gave notice to the counterparty of their intent to terminate the arrangement. On March 21, 2005, the Company terminated these swap agreements and all associated repayments were made by the respective obligors with no material impact on the Company's Statement of Condensed Consolidated Operations.

14.  SEGMENT DATA

     The Company has three reportable segments: Prescription Pharmaceuticals, Consumer Health Care and Animal Health. The segment sales and profit data that follow are consistent with the Company's current management reporting structure. The Prescription Pharmaceuticals segment discovers, develops, manufactures and markets human pharmaceutical products. The Consumer Health Care segment develops, manufactures and markets over-the-counter, foot care and sun care products, primarily in the U.S. The Animal Health segment discovers, develops, manufactures and markets animal health products.

     Net sales by segment:

                                                      THREE MONTHS       NINE MONTHS
                                                          ENDED             ENDED
                                                      SEPTEMBER 30,     SEPTEMBER 30,
                                                     ---------------   ---------------
                                                      2005     2004     2005     2004
                                                     ------   ------   ------   ------
                                                           (DOLLARS IN MILLIONS)
Prescription Pharmaceuticals.......................  $1,840   $1,556   $5,660   $4,681
Consumer Health Care...............................     235      239      895      868
Animal Health......................................     209      183      629      539
                                                     ------   ------   ------   ------
Consolidated net sales.............................  $2,284   $1,978   $7,184   $6,088
                                                     ======   ======   ======   ======

                  SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

     Profit by segment:

                                                         THREE MONTHS     NINE MONTHS
                                                            ENDED            ENDED
                                                        SEPTEMBER 30,    SEPTEMBER 30,
                                                        --------------   -------------
                                                        2005     2004    2005    2004
                                                        -----   ------   -----   -----
                                                            (DOLLARS IN MILLIONS)
Prescription Pharmaceuticals..........................  $ 93    $  83    $ 507   $  43
Consumer Health Care..................................    55       35      225     180
Animal Health.........................................    33       20       89      41
Corporate and other, including net interest
  (income)/expense of $(9) and $4 in 2005 and $19 and
  $80 in 2004.........................................   (93)    (106)    (516)   (404)
                                                        ----    -----    -----   -----
Consolidated profit/(loss) before tax.................  $ 88    $  32    $ 305   $(140)
                                                        ====    =====    =====   =====

     "Corporate and other" includes interest income and expense, foreign exchange gains and losses, headquarters expenses, special charges and other miscellaneous items. The accounting policies used for segment reporting are the same as those described in Note 1 "Summary of Significant Accounting Policies" in the Company's 2004 10-K.

     For the three and nine months ended September 30, 2005, "Corporate and other" included special charges of $6 million and $292 million, respectively, related to certain litigation charges, VERP, other employee severance costs, and asset impairment charges (see Note 2 "Special Charges" footnote for additional information). Special charges for the three months ended September 30, 2005 is estimated to be as follows: Prescription Pharmaceuticals -- $5 million and Corporate and other -- $1 million. Special charges for the nine months ended September 30, 2005 is estimated to be as follows: Prescription
Pharmaceuticals -- $288 million, Consumer Health Care -- $1 million, Animal Health -- $1 million and Corporate and other -- $2 million.

     For the three and nine months ended September 30, 2004, "Corporate and other" included special charges of $26 million and $138 million, respectively, related to VERP, other employee severance costs and asset impairment charges (see Note 2 "Special Charges" for additional information). It is estimated that special charges for the three months ended September 30, 2004 related to the reportable segments as follows: Prescription Pharmaceuticals -- $23 million, Consumer Health Care -- $1 million and Corporate and other -- $2 million. Special charges for the nine months ended September 30, 2004 is estimated to be as follows: Prescription Pharmaceuticals -- $119 million, Consumer Health
Care -- $3 million, Animal Health -- $2 million and Corporate and other -- $14 million.

     Net sales of products comprising 10% or more of the Company's U.S. or international net sales in the three and nine months ended September 30, 2005 were as follows:

                                                  THREE MONTHS ENDED     NINE MONTHS ENDED
                                                  SEPTEMBER 30, 2005     SEPTEMBER 30, 2005
                                                 --------------------   --------------------
                                                 U.S.   INTERNATIONAL   U.S.   INTERNATIONAL
                                                 ----   -------------   ----   -------------
                                                            (DOLLARS IN MILLIONS)
NASONEX........................................  $109       $ 61        $332       $220
CLARINEX/AERIUS................................    93         64         249        258
OTC CLARITIN...................................    88          4         323         17
REMICADE.......................................    --        237          --        691
PEG-INTRON.....................................    42        143         132        405

                  SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

15.  CONSENT DECREE

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

     The consent decree requires the Company to complete a number of actions, including a comprehensive cGMP Workplan for the Company's manufacturing facilities in New Jersey and Puerto Rico and revalidation of the finished drug products and bulk active pharmaceutical ingredients manufactured at those facilities.

     Under the decree, the scheduled completion dates are December 31, 2005 for the cGMP Workplan; September 30, 2005, for revalidation programs for bulk active pharmaceutical ingredients; and December 31, 2005 for revalidation programs for finished drugs. The Company continues to make steady progress in fulfilling consent decree obligations with the FDA. The Company completed the revalidation programs for bulk active pharmaceutical ingredients by September 30, 2005, as required, and is working toward its goal of completing the cGMP Workplan and revalidation of finished drugs by December 31, 2005 in order to be in a position to request by May of 2007 to have the decree lifted.

     The cGMP Workplan contains a number of Significant Steps whose timely and satisfactory completion are subject to payments of $15 thousand per business day for each deadline missed. These payments may not exceed $25 million for 2002, and $50 million for each of the years 2003, 2004 and 2005. These payments are subject to an overall cap of $175 million.

     In general, the timely and satisfactory completion of the revalidations are subject to payments of $15 thousand per business day for each deadline missed, subject to the caps described above. However, if a product scheduled for revalidation has not been certified as having been validated by the last date on the validation schedule, the FDA may assess a payment of 24.6 percent of the net domestic sales of the uncertified product until the validation is certified. Further, in general, if a product scheduled for revalidation under the consent decree is not certified within nine months of its scheduled date, the Company must cease production of that product until certification is obtained.

     The completion of the Significant Steps in the Workplan and the completion of the revalidation programs are subject to third-party expert certification, as well as the FDA's acceptance of such certification.

     The consent decree provides that if the Company believes that it may not be able to meet a deadline, the Company has the right, upon the showing of good cause, to request extensions of deadlines in connection with the cGMP Workplan and revalidation programs. However, there is no guarantee that the FDA will grant any such requests.

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

                  SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

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

     The Company reviews the status of the matters discussed in the remainder of this Note on an ongoing basis. From time to time, the Company may settle or otherwise resolve these matters on terms and conditions management believes are in the best interests of the Company. Resolution of any or all of the items discussed in the remainder of this Note, individually or in the aggregate, could have a material adverse effect on the Company's results of operations, cash flows or financial condition. Resolution (including settlements) of matters of the types set forth in the remainder of this Note, and in particular under Investigations, frequently involve fines and penalties of an amount that would be material to the Company's results of operations, cash flows or financial condition. Resolution of such matters may also involve injunctive or administrative remedies that would adversely impact the business such as exclusion from government reimbursement programs, which in turn would have a material adverse impact on the business, future financial condition, cash flows or the results of operations. There are no assurances that the Company will prevail in any of the matters discussed in the remainder of this Note, that settlements can be reached on acceptable terms (including the scope of the release provided and the absence of injunctive or administrative remedies that would adversely impact the business such as exclusion from government reimbursement programs) or in amounts that do not exceed the amounts reserved. Even if an acceptable settlement were to be reached, there can be no assurance that further investigations or litigations will not be commenced raising similar issues, potentially exposing the Company to additional material liabilities. The outcome of the matters discussed below under "Investigations" could include the commencement of civil and/or criminal proceedings involving the imposition of substantial fines, penalties and injunctive or administrative remedies, including exclusion from government reimbursement programs. Total liabilities reserved reflect an estimate, and any final settlement or adjudication of any of these matters could possibly be less than, or could materially exceed the liabilities recorded in the financial statements and could have a material adverse impact on the Company's results of operations, cash flows or financial condition. Further, the Company cannot predict the timing of the resolution of these matters or their outcomes.

     Except for the matters discussed in the remainder of this Note, the recorded liabilities for contingencies at September 30, 2005, and the related expenses incurred during the three and nine-month periods ended September 30, 2005, were not material. In the opinion of the Company, based on the advice of legal counsel, the ultimate outcome of these matters, except matters discussed in the remainder of this Note, will not have a material impact on the Company's results of operations, cash flows or financial condition.

                  SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

     Prior to the quarter ended June 30, 2005, the Company had recorded a liability of approximately $250 million related to the Massachusetts investigation. During the 2005 second quarter, the Company increased this reserve by $250 million, to a total of $500 million. This increase relates to the investigation by the U.S. Attorney's Office for the District of Massachusetts into the Company's marketing, sales, pricing and clinical trial practices, as well as previously disclosed investigations and litigation relating to the Company's practices regarding average wholesale price by the Department of Justice and certain states. See "Pricing matters, AWP investigation" later in this Note. While no agreement has been reached, the increase in litigation reserves reflects the Company's current estimate to resolve these matters. If the Company is not able to reach a settlement at the current estimate, the resolution of this matter could have a material adverse impact on the Company's results of operations (beyond what has been reflected to date if the Company is not able to reach a settlement at the current estimate), cash flows, financial condition and/or its business.

  PATENT MATTERS

     DR. SCHOLL'S FREEZE AWAY Patent. On July 26, 2004, OraSure Technologies filed an action in the U.S. District Court for the Eastern District of Pennsylvania alleging patent infringement by Schering-Plough HealthCare Products by its sale of DR. SCHOLL'S FREEZE AWAY wart removal product. The complaint seeks a permanent injunction and unspecified damages, including treble damages. The FREEZE AWAY product was launched in March 2004. Net sales of this product totaled approximately $20 million for the year-ended December 31, 2004 and $14 million for the nine months ended September 30, 2005.

  INVESTIGATIONS

     Pennsylvania Investigation. On July 30, 2004, Schering-Plough Corporation, the U.S. Department of Justice and the U.S. Attorney's Office for the Eastern District of Pennsylvania announced settlement of the previously disclosed investigation by that Office. Under the settlement, Schering Sales Corporation, an indirect wholly-owned subsidiary of Schering-Plough Corporation, pled guilty to a single federal criminal charge concerning a payment to a managed care customer. In connection with the settlement:

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

                  SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

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

     See information about prior increases to the liabilities reserved in the financial statements, including in relation to this investigation, and the other potential impacts of the outcome of this investigation in the Background section of this Note.

     Prior to the quarter ended June 30, 2005, the Company had recorded a liability of approximately $250 million related to this investigation. During the 2005 second quarter, the Company increased this reserve by $250 million, to a total of $500 million. This increase relates to the investigation by the U.S. Attorney's Office for the District of Massachusetts into the Company's marketing, sales, pricing and clinical trial practices, as well as previously disclosed investigations and litigation relating to the Company's practices regarding average wholesale price by the Department of Justice and certain states. While no agreement has been reached, the increase in litigation reserves reflects the Company's current estimate to resolve these matters. If the Company is not able to reach a settlement at the current estimate, the resolution of this matter could have a material adverse impact on the Company's results of operations (beyond what has been reflected to date if the Company is not able to reach a settlement at the current estimate), cash flows, financial condition and/or its business.

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

                  SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

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

     Prescription Access Litigation. In December 2001, the Prescription Access Litigation project (PAL), a Boston-based group formed in 2001 to litigate against drug companies, filed a class action suit in Federal Court in Massachusetts against the Company. In September 2002, a consolidated complaint was filed in this court as a result of the coordination by the Multi-District Litigation Panel of all federal court AWP cases from throughout the country (the MDL Proceeding). The consolidated complaint alleges that the Company and Warrick Pharmaceuticals, the Company's generic subsidiary, conspired with providers to defraud consumers by reporting fraudulently high AWPs for prescription medications reimbursed by Medicare or third-party payers. The complaint seeks a declaratory judgment and unspecified damages, including treble damages.

     Included in the litigation described in the prior paragraph are lawsuits that allege that the Company and Warrick reported inflated AWPs for prescription pharmaceuticals and thereby caused state and federal entities and third-party payers to make excess reimbursements to providers. Some of these actions also allege that the Company and Warrick failed to report accurate prices under the Medicaid Rebate Program and thereby underpaid rebates to some states. Some cases filed by State Attorneys General also seek to recover on behalf of citizens of the State and entities located in the State for excess payments as a result of inflated AWPs. These actions, which began in October 2001, have been brought by State Attorneys General, private plaintiffs, nonprofit organizations and employee benefit funds. They allege violations of federal and state law, including fraud, antitrust, Racketeer Influenced Corrupt Organizations Act
(RICO) and other claims. During the first quarter of 2004, the Company and Warrick were among five groups of companies put on an accelerated discovery track in the MDL Proceeding.

     In addition, Warrick and the Company are defendants in a number of similar lawsuits in state courts, including West Virginia. Trial in the West Virginia action is currently scheduled for November 28, 2005.

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

                  SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

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

     The Company is a defendant in a number of purported nationwide or state class action lawsuits in which plaintiffs seek a refund of the purchase price of laxatives or phenylpropanolamine-containing cough/cold remedies (PPA products) they purchased. Other pharmaceutical manufacturers are co-defendants in some of these lawsuits. In general, plaintiffs claim that they would not have purchased or would have paid less for these products had they known of certain defects or medical risks attendant with their use. In the litigation of the claims relating to the Company's PPA products, courts in the national class action suit and several state class action suits have denied certification and dismissed the suits. A similar application to deny class certification in New Jersey, the only remaining statewide class action suit involving the Company, was granted on September 30, 2004. Approximately 96 individual lawsuits relating to the laxative products, PPA products and recalled albuterol/VANCERIL/VANCENASE inhalers are

                  SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

also pending against the Company seeking recovery for personal injuries or death. In a number of these lawsuits, punitive damages are claimed.

     Litigation filed in 2003 in the U.S. District Court in New Jersey alleging that the Company, Richard Jay Kogan, the Company's Employee Savings Plan (Plan) administrator, several current and former directors, and certain corporate officers breached their fiduciary obligations to certain participants in the Plan. The complaint seeks damages in the amount of losses allegedly suffered by the Plan. The complaint was dismissed on June 29, 2004. The plaintiffs appealed. On August 19, 2005, the U.S. Court of Appeals for the Third Circuit reversed the decision of the District Court and the matter has been remanded to the District Court for further proceedings.

  ANTITRUST AND FTC MATTERS

     K-DUR. K-DUR is Schering-Plough's long-acting potassium chloride product supplement used by cardiac patients. Schering-Plough had settled patent litigation with Upsher-Smith, Inc. (Upsher-Smith) and ESI Lederle, Inc. (Lederle), which had related to generic versions of K-DUR for which Lederle and Upsher Smith had filed Abbreviated New Drug Applications (ANDAs). On April 2, 2001, the FTC started an administrative proceeding against Schering-Plough, Upsher-Smith and Lederle. The complaint alleged anti-competitive effects from those settlements. In June 2002, the administrative law judge overseeing the case issued a decision that the patent litigation settlements complied with the law in all respects and dismissed all claims against the Company. The FTC Staff appealed that decision to the full Commission. On December 18, 2003, the full Commission issued an opinion that reversed the 2002 decision and ruled that the settlements did violate the antitrust laws. The full Commission issued a cease and desist order imposing various injunctive restraints. By opinion filed March 8, 2005, the federal Court of Appeals set aside that 2003 Commission ruling and vacated the cease and desist order. The FTC filed a petition with the Court of Appeals seeking to have the Court vacate its March 8, 2005 decision, which was denied on May 31, 2005. On August 29, 2005, the FTC filed a petition seeking a hearing by the U.S. Supreme Court.

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

                  SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

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

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Schering-Plough Corporation:

     We have reviewed the accompanying condensed consolidated balance sheet of Schering-Plough Corporation and subsidiaries (the "Corporation") as of September 30, 2005, and the related statements of condensed consolidated operations for the three and nine-month periods ended September 30, 2005 and 2004, and the statements of condensed consolidated cash flows for the nine-month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of the Corporation's management.

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

Parsippany, New Jersey
October 28, 2005

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

  OVERVIEW OF THE COMPANY

     Schering-Plough Corporation (the Company) discovers, develops, manufactures and markets medical therapies and treatments to enhance human health. The Company also markets leading consumer brands in the over-the-counter (OTC), foot care and sun care markets and operates a global animal health business. Further, the Company licenses products for these businesses.

     As a research-based pharmaceutical company, a core strategy of Schering-Plough is to invest substantial funds in scientific research with the goal of creating therapies and treatments with important medical and commercial value. Consistent with this core strategy, the Company has been increasing its investment in research and development, and this trend is expected to continue at historic levels or greater. Research and development activities focus on mechanisms to treat serious diseases. There is a high rate of failure inherent in such research and, as a result, there is a high risk that the funds invested in research programs will not generate financial returns. This risk profile is compounded by the fact that this research has a long investment cycle. To bring a pharmaceutical compound from the discovery phase to the commercial phase may take a decade or more. Because of the high-risk nature of research investments, financial resources typically must come from internal sources (operations and cash reserves) or from equity-type capital.

     There are two sources of new products: products acquired through acquisition and licensing arrangements, and products in the Company's late-stage research pipeline. With respect to acquisitions and licensing, there are limited opportunities for obtaining or licensing critical late-stage products, and these limited opportunities typically require substantial amounts of funding. The Company competes for these opportunities against companies often with greater financial resources. Accordingly, it may be challenging for the Company to acquire or license critical late-stage products that will have a positive material financial impact. The Company is in the process of revamping its organizational structure for acquisition and licensing activities.

     The Company supports commercialized products with manufacturing, sales and marketing efforts. The Company is also moving forward with additional investments to enhance its infrastructure and business, including capital expenditures for the development process, where products are moved from the drug discovery pipeline to markets, information technology systems, and post-marketing studies and monitoring.

     The Company's financial situation has begun to improve in 2005, as discussed below. The Company's cholesterol franchise products, VYTORIN and ZETIA, are the primary drivers of this improvement. ZETIA is the Company's novel cholesterol absorption inhibitor. VYTORIN is the combination of ZETIA and Zocor, Merck & Co., Inc.'s statin medication. These two products have been launched through a joint venture between the Company and Merck. ZETIA (ezetimibe), marketed in Europe as EZETROL, is marketed for use either by itself or together with statins for the treatment of elevated cholesterol levels. ZETIA/EZETROL has been launched in more than 60 countries. VYTORIN (ezetimibe/simvastatin), marketed as INEGY internationally, has been launched in over 20 countries, including the United States.

     The Company currently expects its cholesterol franchise to continue to grow. The financial commitment to compete in the cholesterol reduction market is shared with Merck and profits from the sales of VYTORIN and ZETIA are also shared with Merck. The operating results of the joint venture with Merck are recorded using the equity method of accounting. Due to the virtual nature of the cholesterol joint venture, the Company incurs substantial selling, general and administrative and other costs, which are not reflected in the equity income and instead are included in the overall cost structure of the Company. Outside of the joint venture with Merck, in the Japanese market, Bayer Healthcare will co-market the Company's cholesterol absorption inhibitor ZETIA upon approval, currently anticipated in 2006 or later.

     The cholesterol-reduction market is the single largest pharmaceutical market in the world. VYTORIN and ZETIA are competing in this market, and on a combined basis, these products continued to grow in terms of market share during the third quarter 2005. As a franchise, the two products together have captured more than 13 percent of new prescriptions for the U.S. cholesterol management market. VYTORIN currently ranks as the third-leading prescription product for treating patients with high cholesterol (based on new prescriptions). To date, physicians have written more than 6 million total prescriptions for VYTORIN in the U.S. ZETIA (ezetimibe) has retained its market share even as VYTORIN's market share has grown.

     During 2005, the Company's results of operations and cash flows are being driven significantly by the performance of VYTORIN and ZETIA. As a result, the Company's ability to generate profits is predominantly dependent upon the performance of the VYTORIN and ZETIA cholesterol management franchise, which dependence is expected to continue for some time. For the nine months ended September 30, 2005, equity income was $605 million and net income was $143 million. Although operating cash flow, existing cash and investments, including funds to be repatriated under the American Jobs Creation Act, will fund the Company's operations in the near and intermediate term, as discussed in more detail below, future cash flows are also dependent upon the performance of VYTORIN and ZETIA. The Company must generate profits and cash flows to maintain and enhance its infrastructure and business as discussed above.

     The Company expects that generic forms of Pravachol and Zocor, two existing well-established cholesterol management products, will be introduced in the U.S. as they lose patent protection beginning in 2006 (generics have been introduced during 2005 in some international markets). In addition, the intellectual property for the leading cholesterol management product, Lipitor, is being challenged by a generic manufacturer and, if successful, this could lead to additional significant generic competition in the U.S., possibly as early as 2006. The Company cannot reasonably predict what effect the introduction of generic forms of cholesterol management products may have on VYTORIN and ZETIA, although the decisions of government entities, managed care groups and other groups concerning formularies and reimbursement policies could potentially negatively impact the dollar size and/or growth of the cholesterol management market, including VYTORIN and ZETIA. A material change in the sales or market share of VYTORIN and ZETIA would have a significant impact on the Company's operations and cash flow.

     REMICADE is prescribed for the treatment of rheumatoid arthritis, early rheumatoid arthritis, psoriatic arthritis, Crohn's disease, ankylosing spondylitis, and recently gained approval in Europe for psoriasis. REMICADE is the Company's second largest marketed pharmaceutical product line (after the cholesterol management franchise). This product is licensed from and manufactured by Centocor, a Johnson & Johnson company. The Company has the exclusive marketing rights to this product outside of the U.S., China (including Hong Kong), Taiwan and Indonesia. During the third quarter, the Company exercised an option under its contract with Centocor for rights to develop CNTO 148 (golimumab), a fully human monoclonal antibody. Centocor believes such rights to golimumab expire in 2014, while the Company believes such rights extend beyond such date. The parties are working together to move forward with their collaboration on golimumab and steps are being taken to resolve the difference of opinion as to the expiration date.

     As is typical in the pharmaceutical industry, the Company licenses manufacturing, marketing and/or distribution rights to certain products to others, and also manufactures, markets and/or distributes products owned by others pursuant to licensing and joint venture arrangements. Any time that third parties are involved, there are additional factors, relating to the third party and outside control of the Company that may create positive or negative impacts on the Company. VYTORIN, ZETIA and REMICADE are subject to such arrangements, and are key to the Company's current business and financial performance. Additional information regarding the joint venture with Merck is also included in Note 3 "Equity Income from Cholesterol Joint Venture" in the Notes to Condensed Consolidated Financial Statements.

     In addition, any potential strategic alternatives may be impacted by the change of control provisions in those arrangements, which could result in VYTORIN and ZETIA being acquired by Merck or REMICADE reverting back to Centocor. The change in control provision relating to VYTORIN and ZETIA is included in the contract with Merck, filed as Exhibit 10(q) to the Company's 10-K and the change of control provision relating to REMICADE is contained in the contract with Centocor, filed as Exhibit 10(u) to the Company's 10-K.

     During the period 2002 to 2004, the Company experienced a number of negative events that have strained and continue to strain the Company's financial resources. While as explained below, the Company's overall financial situation has begun to improve in 2005, these negative events remain relevant to understanding the Company's current challenges. These negative events included, but were not limited to, the following matters:

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

     - Market shares and sales levels of certain other Company products fell significantly and have experienced increased competition. Many of these products compete in declining or volatile markets.

     - Investigations into certain of the Company's sales and marketing practices by the U.S. Attorney's Offices in Massachusetts and Pennsylvania. During 2004, the Company made payments totaling $294 million to the U.S. Attorney's Office for the Eastern District of Pennsylvania in settlement of that investigation.

     In response to these matters, beginning in April 2003, the Company appointed a new management team that formulated and has begun a six- to eight-year, five phase Action Agenda with the goal of stabilizing, repairing and then turning around the Company. The Company recently announced that it has entered the third, Turnaround, phase of the Action Agenda. The beginning of the Turnaround phase had been defined as achieving three consecutive quarters of sales and earnings growth, excluding special items.

  CURRENT STATE OF BUSINESS

     Third quarter 2005 net sales of $2.3 billion were 15 percent higher than the 2004 period. As discussed below, the sales increase was driven primarily by the growth of PEG-INTRON, REMICADE, TEMODAR and REBETOL. Contributing 5 percent to the sales increase was the U.S. sales contribution from the antibiotics, AVELOX and CIPRO, and other products under the agreement with Bayer that became effective in October 2004, and 1 percent from the impact of foreign exchange.

     Sales and marketing costs have increased due to the addition of Bayer sales representatives and increased selling expenses in Europe to support the continued launch of VYTORIN and ZETIA, as well as increased promotional spending, primarily for NASONEX and ASMANEX.

     The Company had net income available to common shareholders of $43 million in the third quarter of 2005 as compared to $14 million in the third quarter of 2004. Net income available to common shareholders was $78 million for the first nine months of 2005, compared to a loss of $124 million during the same period of the prior year. Net income available to common shareholders for the three and nine months ended September 30, 2005 included a research and development expenditure of approximately $124 million (or $118 million net of tax) for the rights develop golimumab, a fully human monoclonal antibody under the same agreement with Centocor, which governs the Company's marketing rights to REMICADE.

     Many of the Company's manufacturing sites operate below capacity. Overall costs of operating manufacturing sites have significantly increased due to the consent decree and other compliance activities. The Company's manufacturing cost base is relatively fixed. Efforts to significantly reduce the Company's manufacturing infrastructure involve complex issues. In most cases, shifting products between manufacturing plants can take many years due to construction, revalidation and registration requirements. The costs of operating the Company's manufacturing sites are not expected to be reduced significantly solely as a result of the consent decree work being completed. The Company continues to review the carrying value of these assets for indications of impairment.

     Beginning in the first quarter of 2005, the Company has repatriated and continues to repatriate previously unremitted foreign earnings at a reduced tax rate as provided by the American Job Creation Act of 2004 (AJCA). Repatriating funds under the AJCA is benefiting the Company in the following ways:

     - The Company's U.S. operations currently incur significant negative cash flow. Repatriations being made during 2005 under the AJCA are expected to provide the Company with the ability to fund U.S. cash needs for the near and intermediate term.

     - The negative cash flow from U.S. operations during 2004 and 2005 produced U.S. tax net operating losses (U.S. NOLs). Under the AJCA, qualifying repatriations do not reduce U.S. tax losses. As such, the Company will have both the cash necessary to fund its U.S. cash needs as well as maintaining the potential benefit of being able to carry forward U.S. NOLs to reduce U.S. taxable income in the future. This potential future benefit could be significant but is dependent on the Company achieving profitability in the U.S.

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

     Consolidated net sales for the three months ended September 30, 2005 totaled $2.3 billion, an increase of $306 million or 15 percent compared with the same period in 2004. For the nine months ended September 30, 2005, consolidated net sales totaled $7.2 billion, an increase of $1.1 billion or 18 percent compared with the same period in 2004. Consolidated net sales for the three and nine months ended September 30, 2005 reflected higher volumes and the inclusion of the sales of AVELOX and CIPRO.

     In addition, foreign exchange had a positive impact of 1 percent and 3 percent for the three and nine months ended September 30, 2005, respectively.

     Net sales for the three and nine months ended September 30, 2005 and 2004 were as follows:

                                     THREE MONTHS ENDED               NINE MONTHS ENDED
                                        SEPTEMBER 30,                   SEPTEMBER 30,
                                -----------------------------   -----------------------------
                                                  % INCREASE                       % INCREASE
                                 2005     2004    (DECREASE)     2005      2004    (DECREASE)
                                ------   ------   -----------   -------   ------   ----------
                                                  (DOLLARS IN MILLIONS)
PRESCRIPTION
  PHARMACEUTICALS.............  $1,840   $1,556        18%      $5,660    $4,681       21%
  REMICADE....................     237      188        26          691       535       29
  PEG-INTRON..................     185      132        40          537       425       26
  NASONEX.....................     170      153        11          552       449       23
  CLARINEX/AERIUS.............     157      175       (10)         507       530       (4)
  TEMODAR.....................     152      121        25          428       309       38
  INTEGRILIN..................      86       94        (8)         244       245        0
  REBETOL.....................      82       52        58          237       239       (1)
  CLARITIN Rx(a)..............      76       67        13          287       240       19
  INTRON A....................      72       81       (11)         220       239       (8)
  CAELYX......................      46       39        17          135       109       24
  SUBUTEX.....................      44       45        (1)         148       136        9
  AVELOX......................      41       --       N/M          159        --      N/M
  CIPRO.......................      41       --       N/M          114        --      N/M
  ELOCON......................      34       42       (19)         113       127      (11)
  Other Pharmaceutical........     417      367        14        1,288     1,098       17
CONSUMER HEALTH CARE..........     235      239        (2)         895       868        3
  OTC(b)......................     129      150       (14)         453       456       (1)
  Foot Care...................      85       86        (2)         258       252        3
  Sun Care....................      21        3       N/M          184       160       15
ANIMAL HEALTH.................     209      183        14          629       539       17
                                ------   ------       ---       ------    ------      ---
CONSOLIDATED NET SALES........  $2,284   $1,978        15%      $7,184    $6,088       18%
                                ======   ======       ===       ======    ======      ===

---------------

N/M -- Not a meaningful percentage.

(a) Amounts shown for 2005 and 2004 represents international sales of CLARITIN Rx only.

(b) Includes OTC CLARITIN of $92 million and $110 million in the third quarter of 2005 and 2004, respectively, and $340 million and $344 million for the first nine months of 2005 and 2004, respectively.

     International net sales of REMICADE, for the treatment of immune-mediated inflammatory disorders such as rheumatoid arthritis, early rheumatoid arthritis, psoriatic arthritis, Crohn's disease, plaque psoriasis, and ankylosing spondylitis, were up $49 million or 26 percent in the third quarter of 2005 to $237 million, and $156 million or 29 percent for the first nine months of 2005 to $691 million due to greater demand, expanded indications and continued market growth. In the near future, additional competitive products for the indications referred to above are likely to be introduced.

     Global net sales of PEG-INTRON Powder for Injection, a pegylated interferon product for treating hepatitis C, increased 40 percent to $185 million for the third quarter of 2005 and 26 percent to $537 million for the nine-month period. Sale results were driven by higher sales in Japan as a result of the December 2004 launch of the PEG-INTRON and REBETOL combination therapy. Sales in Japan benefited from the significant number of patients who were waiting for approval of PEG-INTRON before beginning treatment ("patient warehousing"). Comparisons in 2006 will be unfavorably impacted by the absence of this patient warehousing and, as a result, sales may decline materially. Sales of PEG-INTRON in the U.S. have decreased, primarily reflecting a decline in the overall market.

     Global net sales of NASONEX Nasal Spray, a once-daily corticosteroid nasal spray for allergies, rose 11 percent to $170 million in the third quarter of 2005 and 23 percent to $552 million for the nine-month period as the product captured greater U.S. and international market share versus the 2004 period. U.S. sales benefited from the nationwide availability beginning in January 2005 of a new scent-free, alcohol-free formulation of NASONEX nasal spray. In international markets, NASONEX sales were up 26 percent to $61 million for the third quarter and up 24 percent to $220 million for the nine month period as a result of market share gains and a stronger allergy season.

     Global net sales of CLARINEX (marketed as AERIUS in many countries outside the U.S.) for the treatment of seasonal outdoor allergies and year-round indoor allergies decreased 10 percent to $157 million in the third quarter of 2005, compared to $175 million in the third quarter of last year. For the nine months ended September 30, 2005, global net sales of CLARINEX decreased 4 percent to $507 million. In the U.S., CLARINEX continued to experience reduced market share in a declining market. As a result, sales in the U.S. decreased 22 percent for the third quarter and 20 percent for the nine months ended September 30, 2005. In September 2005, generic Allegra (fexofenadine) was introduced to the U.S. which will affect the antihistamine market including CLARINEX. Sales outside the U.S. increased 13 percent to $64 million for the third quarter and 18 percent to $258 million for the nine month period due to a stronger allergy season coupled with market share gains.

     Global net sales of TEMODAR Capsules, for treating certain types of brain tumors, increased $31 million or 25 percent to $152 million in the third quarter of 2005 and increased $119 million or 38 percent to $428 million for the first nine months of 2005 due to increased utilization for treating newly diagnosed glioblastoma multiforme (GBM), which is the most prevalent form of brain cancer. This new indication was granted U.S. FDA approval in March 2005, and has been rapidly adopted by U.S. physicians. In June 2005, TEMODAR received approval from the European Commission for use in combination with radiotherapy for GBM patients in twenty-five member states as well as in Iceland and Norway.

     Global net sales of INTEGRILIN Injection, a glycoprotein platelet aggregation inhibitor for the treatment of patients with acute coronary syndrome, which is sold primarily in the U.S. by Schering-Plough, decreased 8 percent to $86 million in the third quarter of 2005 due to unfavorable trade inventory comparisons. Global net sales for the first nine months of 2005 were $244 million compared to $245 million in the prior year.

     Effective September 1, 2005, the Company restructured its INTEGRILIN co-promotion agreement with Millennium Pharmaceuticals, Inc. ("Millennium"). Under the terms of the restructured agreement, the Company acquired exclusive U.S. development and commercialization rights to INTEGRILIN in exchange for an upfront payment of $36 million and royalties on INTEGRILIN sales. The restructured agreement calls for minimum royalty payments of $85 million per year to Millennium for 2006 and 2007. The Company also purchased existing INTEGRILIN inventory from Millennium. The Company does not anticipate that this restructured agreement will have an impact on sales or earnings, however, gross margin is negatively impacted as the royalty payments under the restructured agreement are reported as cost of sales. Selling, general and administrative costs are favorably impacted due to the elimination of profit sharing payments that had been reflected in these expenses in earlier periods.

     Global net sales of REBETOL Capsules, for use in combination with INTRON A or PEG-INTRON for treating hepatitis C, increased 58 percent to $82 million in the third quarter of 2005 due primarily to the launch of the PEG-INTRON and REBETOL combination therapy in Japan in December 2004. Sales in Japan benefited from the significant number of patients who were waiting for approval of PEG-INTRON before beginning combination treatment ("patient warehousing"). Global sales of REBETOL decreased 1 percent to $237 million for the nine month period due to the launch of generic versions of REBETOL in the U.S. in April 2004 and increased price competition outside the U.S., partially offset by the favorable impact of the aforementioned launch in Japan.

     International net sales of prescription CLARITIN increased 13 percent to $76 million in the third quarter of 2005 and 19 percent to $287 million for the year-to-date period due to the launch of CLARITIN REDITABS in Japan coupled with an unusually severe Japanese allergy season that may not recur in 2006.

     Global net sales of INTRON A Injection, for chronic hepatitis B and C and other antiviral and anticancer indications, decreased 11 percent to $72 million in the third quarter of 2005 and 8 percent to $220 million for the first nine months of 2005, due to the conversion to PEG-INTRON in Japan. Net sales in the U.S. for the third quarter and the first nine months of 2005 increased $6 million and $23 million, respectively, reflecting favorable trade inventory comparisons.

     International sales of CAELYX, for the treatment of ovarian cancer, metastatic breast cancer and Kaposi's sarcoma, increased 17 percent to $46 million in the third quarter of 2005 and 24 percent to $135 million for the year-to-date period reflecting further adoption of the ovarian cancer and metastatic breast cancer indications in patients who are at increased cardiac risk.

     International net sales of SUBUTEX Tablets, for the treatment of opiate addiction, were $44 million in the third quarter of 2005 compared to $45 million in the prior year. Net sales increased 9 percent to $148 million for the nine month period due to increased market penetration. SUBUTEX may be vulnerable to generic competition in the near future.

     Net sales of AVELOX, a fluoroquinolone antibiotic for the treatment of certain respiratory and skin infections, which is sold primarily in the U.S. by Schering-Plough as a result of the Company's license agreement with Bayer, were $41 million and $159 million for the third quarter and first nine months of 2005, respectively.

     Net sales of CIPRO, a fluoroquinolone antibiotic for the treatment of certain respiratory, skin, urinary tract and other infections, which is sold primarily in the U.S. by Schering-Plough as a result of the Company's license agreement with Bayer, were $41 million and $114 million for the third quarter and first nine months of 2005, respectively.

     Global net sales of ELOCON cream, a medium-potency topical steroid, decreased 19 percent to $34 million in the third quarter of 2005 and 11 percent to $113 million for the first nine months of 2005, reflecting generic competition introduced in the U.S. during the first quarter of 2005. Generic competition is expected to continue to adversely affect sales of this product.

     Other pharmaceutical net sales include a large number of lower sales volume prescription pharmaceutical products. Several of these products are sold in limited markets outside the U.S., and many are multiple source products no longer protected by patents. The products include treatments for respiratory, cardiovascular, dermatological, infectious, oncological and other diseases.

     Global net sales of Consumer Health Care products, which include OTC, foot care and sun care products, decreased $4 million or 2 percent to $235 million in the third quarter of 2005 and increased $27 million or 3 percent to $895 million for the year-to-date period. Sales of OTC CLARITIN were $92 million in the third quarter of 2005, a decrease of $18 million from 2004 reflecting the beginning of the adverse impact on sales of CLARITIN-D due to recent restrictions on the retail sale of OTC products containing pseudoephedrine (PSE). Sales of CLARITIN-D may continue to be adversely affected by both recent and future restrictions on the retail sale of such products. In addition, OTC CLARITIN continues to face competition from private label and branded loratadine. Net sales of sun care products increased $18 million in the third quarter and $24 million or 15 percent for the nine months ended September 30, 2005, primarily due to the launch of new COPPERTONE CONTINUOUS SPRAY products coupled with a stronger tanning season in the U.S. Third quarter net sales of foot care products were essentially flat, and increased $6 million or 3 percent for the nine months ended September 30, 2005 due primarily to the new MEMORY FIT and FOR HER INSOLES and other insole products.

     The Company sells numerous non-prescription upper respiratory products which contain PSE, an FDA-approved ingredient for the relief of nasal congestion. The Company's annual North American sales of non-prescription upper respiratory products that contain PSE totaled approximately $305 million in 2004, and $224 million and $226 million for the nine months ended September 30, 2005 and 2004, respectively. These products include all CLARITIN-D products as well as some DRIXORAL, CORICIDIN and CHLOR-TRIMETON products. The Company understands that PSE has been used in the illicit manufacture of methamphetamine, a dangerous and addictive drug. As of October 2005, 38 states, Canada and Mexico have enacted regulations concerning the non-prescription sale of products containing PSE, including limiting the amount of these products that can be purchased at one time or requiring that these products be located behind the pharmacist's counter, with the stated goal of deterring the illicit/illegal manufacture of methamphetamine. An additional two states have enacted limits on the quantity of PSE any person can possess. One state has recently enacted legislation that regulates all PSE products to prescription status. Also, the U.S. Federal government has proposed legislation placing restrictions on the sale of products containing PSE. Further, major U.S. retailers that are customers of the Company have announced that they may voluntarily place non-prescription products containing PSE behind the pharmacist counter at all of their stores, whether or not required by local law. For the quarter ended September 30, 2005, sales of non-prescription PSE products were down $24 million or approximately 28 percent as compared to the same period in 2004. The Company continues to monitor developments in this area that could have a further negative impact on operations or financial results. It should be noted that these regulations do not relate to the sale of prescription products, such as CLARINEX-D products, that contain PSE.

     Global net sales of Animal Health products increased 14 percent in the third quarter of 2005 to $209 million and 17 percent to $629 million for the year-to-date. The Company expects these growth rates to moderate. The increased sales reflected higher sales of core brands across most geographic areas, led by products serving the U.S. cattle market, and a favorable foreign exchange impact of 1 percent for the third quarter and 3 percent for the year-to-date.

     Certain situations that had a positive impact on sales and net income in 2005 may not recur in 2006. These include the positive effect of foreign exchange, the "patient warehousing" benefit to PEG-INTRON and REBETOL related to the launch of PEG-INTRON in Japan, and an unusually severe allergy season in Japan that benefited the reported sales of prescription CLARITIN. Generic Allegra (fexofenadine) was introduced in the U.S. during 2005, which will likely have a negative impact on U.S. CLARINEX sales in 2006. In addition, growth of REMICADE may also be affected by increased competition.

COSTS, EXPENSES AND EQUITY INCOME

     A summary of costs, expenses and equity income for the three and nine months ended September 30, 2005 and 2004 follows:

                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                 ---------------------------   ----------------------------
                                                  % INCREASE                     % INCREASE
                                  2005    2004    (DECREASE)    2005     2004    (DECREASE)
                                 ------   -----   ----------   ------   ------   ----------
                                                   (DOLLARS IN MILLIONS)
Cost of sales..................  $  775   $ 711        9%      $2,531   $2,241       13%
% of net sales.................    34.0%   35.9%                 35.2%    36.8%
Selling, general and
  administrative...............  $1,064   $ 892       19%      $3,261   $2,785       17%
% of net sales.................    46.6%   45.1%                 45.4%    45.7%
Research and development.......  $  566   $ 378       50%      $1,391   $1,201       16%
% of net sales.................    24.8%   19.1%                 19.4%    19.7%
Other expense, net.............  $    0   $  34      N/M       $    9   $  112      N/M
% of net sales.................       0%    1.7%                  0.1%     1.8%
Special charge.................  $    6   $  26      N/M       $  292   $  138      N/M
% of net sales.................     0.3%    1.3%                  4.1%     2.3%
Equity income from cholesterol
  joint venture................  $ (215)  $ (95)     N/M       $ (605)  $ (249)     N/M

---------------

N/M -- Not a meaningful percentage.

     Cost of sales as a percentage of net sales decreased to 34.0 percent compared to 35.9 percent in the third quarter of 2004, with the improvement primarily stemming from supply chain process improvements and a positive impact from foreign exchange, partly offset by higher royalties related to the Bayer products and the impact of the restructured agreement for INTEGRILIN, which became effective September 1, 2005. Cost of sales as a percentage of net sales for the first nine months of 2005 decreased to 35.2 percent, compared to 36.8 percent for the first nine months of 2004. This improvement was due primarily to supply chain process improvements, increased sales of higher-margin products and a positive impact from foreign exchange, partly offset by higher royalties related to the Bayer products. The restructuring of the INTEGRILIN agreement, effective September 1, will have substantially offsetting effects, generally increasing cost of sales due to increased royalties offset by reduced selling general and administrative expenses.

     Substantially all the sales of cholesterol products are not included in the Company's net sales. The results of the operations of the joint venture are reflected in equity income and have no impact on the Company's gross and other operating margins.

     Selling, general and administrative expenses (SG&A) increased 19 percent to $1.1 billion in the third quarter and 17 percent to $3.3 billion year-to-date versus $0.9 billion and $2.8 billion for the third quarter and first nine months of 2004, respectively. These increases were primarily due to the addition in the 2004 fourth quarter of Bayer sales representatives, increased selling expenses in Europe to support the continued launch of VYTORIN and ZETIA, and increased promotional spending, primarily for NASONEX and ASMANEX. As a result of the increased spending, the third quarter ratio to net sales increased to 46.6 percent compared to 45.1 percent in the third quarter of 2004. The year-to-date 2005 ratio to net sales decreased from 45.7 percent for the same period in 2004 to 45.4 percent, as a result of the higher sales levels.

     The Company has had several regulatory product successes in recent months, including the approval and launch of ASMANEX, which have resulted in new promotional opportunities. This may increase promotional spending during the remainder of 2005 and continuing through at least 2006.

     Research and development (R&D) spending increased 50 percent to $566 million in the third quarter of 2005 and 16 percent to $1.4 billion year-to-date, representing 24.8 percent and 19.4 percent of net sales, respectively. R&D spending for the third quarter and first nine months of 2005 include a $124 million charge in conjunction with the Company's exercise of its rights to develop and commercialize golimumab. R&D spending for the first nine months of 2004 included an $80 million charge in conjunction with the license from Toyama Chemical Company Ltd. for garenoxacin. Generally, changes in R&D spending reflect the timing of the Company's funding of both internal research efforts and research collaborations with various partners to discover and develop a steady flow of innovative products. The Company expects R&D spending in subsequent quarters to increase as compared to prior years, reflecting the timing of clinical trials and the progression of the Company's early-stage pipeline.

     The decrease in other expense, net, for the three and nine months ended September 30, 2005 reflects higher net interest income due to higher interest rates.

SPECIAL CHARGES

     The components of Special Charges for the three and nine months ended September 30, 2005 and 2004 are as follows:

                                                   THREE MONTHS
                                                       ENDED           NINE MONTHS ENDED
                                                   SEPTEMBER 30,         SEPTEMBER 30,
                                                 -----------------     -----------------
                                                 2005         2004     2005        2004
                                                 -----        ----     -----       -----
                                                          (DOLLARS IN MILLIONS)
Litigation.....................................  $ --         $--      $250        $ --
Employee termination costs.....................     0          25        26         111
Asset impairment and other charges.............     6           1        16          27
                                                 -----        ---      ----        ----
                                                 $  6         $26      $292        $138
                                                 =====        ===      ====        ====

  LITIGATION CHARGES

     Litigation charges for the nine months ended September 30, 2005 were $250 million related to an increase in litigation reserves. This increase during the second quarter of 2005 resulted in a total reserve of $500 million for the Massachusetts investigation as well as the previously disclosed investigations and litigation relating to the Company's practices regarding average wholesale price by the Department of Justice and certain states, representing the Company's current estimate to resolve this matter. Additional information regarding litigation reserves is also included in Note 16 "Legal, Environmental and Regulatory Matters" in the Notes to Condensed Consolidated Financial Statements.

  EMPLOYEE TERMINATION COSTS

     In August 2003, the Company announced a global workforce reduction initiative. The first phase of this initiative was a Voluntary Early Retirement Program (VERP) in the U.S. Under this program, eligible employees in the U.S. had until December 15, 2003 to elect early retirement and receive an enhanced retirement benefit. Approximately 900 employees elected to retire under the program, of which approximately 850 employees retired through year end 2004 and approximately 50 employees have staggered retirement dates in 2005. The total cost of this program is approximately $191 million, comprised of increased pension costs of $108 million, increased post-retirement health care costs of $57 million, vacation payments of $4 million and costs related to accelerated vesting of stock grants of $22 million. For employees with staggered retirement dates in 2005, these amounts will be recognized as a charge over the employees' remaining service periods. Amounts recognized during the three and nine months ended September 30, 2005 were $2 million and $5 million, respectively, compared to $2 million and $19 million, respectively, during the same periods in the prior year. The amount expected to be recognized in the remainder of 2005 is $2 million.

     Employee termination costs not associated with the VERP totaled ($2) million and $21 million for the three and nine months ended September 30, 2005, compared to $23 million and $92 million, respectively, during the same periods of 2004. The termination costs in 2005 related primarily to employee termination costs at a manufacturing facility.

     The following summarizes the activity in the accounts related to employee termination costs:

EMPLOYEE TERMINATION COSTS                                     2005          2004
--------------------------                                    -------       -------
                                                              (DOLLARS IN MILLIONS)
Special charges liability balance at December 31, 2004 and
  2003, respectively........................................   $ 18          $ 29
Special charges incurred during nine months ended September
  30,.......................................................     26           111
Credit to retirement benefit plan liability during the nine
  months ended September 30,................................     (5)          (19)
Disbursements during the nine months ended September 30,....    (23)          (78)
                                                               ----          ----
Special charges liability balance at September 30,..........   $ 16          $ 43
                                                               ====          ====

  ASSET IMPAIRMENT AND OTHER CHARGES

     The Company recorded asset impairment and other charges of $6 million and $16 million in the third quarter and first nine months of 2005, respectively. The charges in 2005 related primarily to the consolidation of the Company's U.S. biotechnology organizations. For the nine months ended September 30, 2004, the Company recognized asset impairment charges of $27 million related primarily to the shutdown of a small European research and development facility.

EQUITY INCOME FROM CHOLESTEROL JOINT VENTURE

     Global cholesterol franchise sales, which include sales made by the Company and the cholesterol joint venture with Merck of VYTORIN and ZETIA, totaled $622 million in the third quarter of 2005 and $1.6 billion year-to-date, compared with sales of $344 million and $780 million in the third quarter and first nine months of 2004, respectively. The 2005 year-to-date sales comparison benefited from the U.S. launch of VYTORIN in the second half of 2004. In the U.S., as of September 30, 2005, VYTORIN and ZETIA accounted for 13 percent of the lipid-lowering prescription market. VYTORIN has been launched in more than 20 countries, including the U.S. in July 2004. ZETIA has been launched in more than 60 countries.

     The Company utilizes the equity method of accounting for the joint venture. Sharing of income from operations is based upon percentages that vary by product, sales level and country. Schering-Plough's allocation of joint venture income is increased by milestones earned. The partners bear the costs of their own general sales forces and commercial overhead in marketing joint venture products around the world. In the U.S., Canada and Puerto Rico, the joint venture reimburses each partner for a pre-defined amount of physician details that are set on an annual basis. Schering-Plough reports this reimbursement as part of equity income from the cholesterol joint venture. This is because under U.S. GAAP this reimbursement does not represent a reimbursement of specific, incremental and identifiable costs for the Company's detailing of the cholesterol products in these markets. In addition, this reimbursement amount is not reflective of Schering-Plough's sales effort related to the joint venture as Schering-Plough's sales force and related costs associated with the joint venture are generally estimated to be higher.

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

     Equity income from the cholesterol joint venture, totaled $215 million and $605 million in the third quarter and year-to-date 2005, respectively. For the third quarter and year-to-date 2004, equity income from the cholesterol joint venture totaled $95 million and $249 million, respectively. 2005 year-to-date equity income comparison benefited from the U.S. launch of VYTORIN in the second half of 2004.

     During the first nine months of 2005, the Company earned a milestone of $20 million. This milestone related to certain European approvals of VYTORIN (ezetimibe/simvastatin) in the first quarter of 2005.

     During the first nine months of 2004, the Company earned and recognized a milestone of $7 million related to the approval of ezetimibe/simvastatin in Mexico in 2004.

     Under certain other conditions, as specified in the partnership agreements with Merck, the Company could earn additional milestones totaling $105 million.

     In addition to the milestone recognized in the first nine months of 2005, the Company's equity income in the first nine months of 2005 was favorably impacted by the proportionally greater share of income allocated from the joint venture for the first $300 million of annual ZETIA sales.

     It should be noted that the Company incurs substantial selling, general and administrative and other costs, which are not reflected in equity income from the cholesterol joint venture and instead are included in the overall cost structure of the Company.

     In the second quarter of 2005, the Merck/Schering-Plough Cholesterol Partnership entered into inventory management agreements with the major U.S. pharmaceutical wholesalers for VYTORIN and ZETIA.

PROVISION FOR INCOME TAXES

     At December 31, 2004, the Company had approximately $1 billion of U.S. Net Operating Losses (U.S. NOLs) for tax purposes available to offset future U.S. taxable income through 2024. The Company generated additional U.S. NOLs during the nine months ended September 30, 2005.

     The Company's tax provision for the nine month period ended September 30, 2005 includes a benefit of approximately $42 million related to tax expense recorded in 2004 related to planned earnings repatriations under the AJCA. This revision of the costs associated with repatriation under the AJCA is the result of guidance issued by the U.S. Treasury in August 2005.

     Overall income tax expense, net of the benefit described above, primarily relates to foreign taxes and does not include any benefit related to U.S. NOLs. The Company has established a valuation allowance on net U.S. deferred tax assets, including the benefit of U.S. NOLs, as management cannot conclude that it is more likely than not that the benefit of U.S. net deferred tax assets can be realized.

     During the third quarter of 2005, the Company made a cash payment (tax deposit) of approximately $239 million in anticipation of the settlement of certain tax contingencies for tax years 1993 through 1996. The Company believes that existing tax reserves are adequate to cover these matters.

NET INCOME/(LOSS) AVAILABLE TO COMMON SHAREHOLDERS

     Net income available to common shareholders for the third quarter and year-to-date 2005 includes the deduction of preferred stock dividends of $22 million and $65 million, respectively, related to the issuance of the 6% Mandatory Convertible Preferred Stock in August 2004. Net income available to common shareholders for the third quarter and year-to-date 2004 includes the deduction of preferred stock dividends of $12 million.

LIQUIDITY AND FINANCIAL RESOURCES

DISCUSSION OF CASH FLOW

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                 2005         2004
                                                              ----------    --------
                                                              (DOLLARS IN MILLIONS)
Cash flow from operating activities.........................    $   546       $   9
Cash flow from investing activities.........................        138        (478)
Cash flow from financing activities.........................     (1,465)        936

     During the period from 2003 through 2005, the Company's cash flow declined significantly. The overriding cause of this was the loss of marketing exclusivity for two of the Company's major pharmaceutical products, CLARITIN and REBETOL, as well as increased competition in the hepatitis C market.

     In the first nine months of 2005, operating activities generated $546 million of cash, compared with $9 million in the first nine months of 2004. The increase was primarily due to higher net income and timing of payments of special charges partially offset by an increase in accounts receivable due to sales growth, payments to taxing authorities for tax liabilities related to the repatriation of foreign earnings under the AJCA of approximately $230 million and tax deposits in the amount of $239 million for the anticipated settlement of certain tax contingencies for the tax years 1993 through 1996. Additional payments for tax liabilities related to the AJCA repatriations will be required in the fourth quarter of 2005. Tax charges related to the AJCA were expensed in 2004. A U.S. tax refund of $404 million as a result of loss carryback benefits favorably impacted operating cash flow in 2004. In addition, a $473 million payment to the U.S. government for a tax deficiency related to certain transactions in tax years 1991 to 1992 unfavorably impacted cash flow in 2004.

     Net cash provided by investing activities during the first nine months of 2005 was $138 million primarily related to the reduction in short-term investments of $438 million and proceeds from sales of property and equipment of $41 million offset by $293 million of capital expenditures and purchase of intangible assets of $48 million. Net cash used for investing activities for the first nine months of 2004 was $478 million and included purchases of investments of $294 million and capital expenditures of $299 million, partially offset by cash proceeds of $118 million from the transfer of license rights.

     Net cash used for financing activities was $1.5 billion for the first nine months of 2005, compared to net cash provided by financing activities of $936 million for the same period in the prior year. Uses of cash for financing activities in 2005 includes the payment of dividends on common and preferred shares of $308 million and the repayment of $1.2 billion of commercial paper borrowings. The net cash provided in the prior year reflected proceeds of $1.4 billion from the preferred stock issuance partially offset by the payment of dividends on common shares of $243 million and the net repayment of commercial paper and other short term borrowings of $173 million.

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

     On an annual basis in 2005, management expects that dividends and capital expenditures on a worldwide basis may again exceed cash generated from operating activities and that U.S. operations will continue to generate negative cash flow. Future payments regarding litigation, investigations and/or tax assessments will likely increase cash needs.

     As the Company's financial situation has begun to improve, the Company is moving forward with additional investments to enhance its infrastructure and business. This includes expected capital expenditures of up to $300 million over the next several years for a pharmaceutical sciences center. The center will allow the Company to streamline and integrate the Company's drug development process, where products are moved from the drug discovery pipeline to market. There will be additional related expenditures to upgrade equipment and staffing for the center.

     Cash requirements in the U.S. during the first nine months of 2005 including operating cash needs, capital expenditures and dividends on common and preferred shares approximated $1.7 billion. During the first half of 2005 the Company began the process of repatriating approximately $9.4 billion of previously unremitted foreign earnings pursuant to the AJCA. The repatriations of qualified funds under the AJCA are expected to fund U.S. cash needs for the intermediate term.

     The funding of additional anticipated repatriations under the AJCA during 2005 will require the utilization of substantially all of the Company's current and anticipated 2005 foreign cash and short-term investments, and may necessitate a limited amount of borrowing by certain foreign subsidiaries in order to fully fund dividends repatriated under the AJCA. The Company has the ability to factor selected international accounts receivable, arrange new credit facilities, or utilize its $1.5 billion revolving bank credit facility to provide additional liquidity to fund the repatriations or provide working capital to its foreign subsidiaries until such time as non-U.S. cash and short-term investment balances are restored.

     Total cash, cash equivalents and short-term investments less total debt was approximately $1.9 billion at September 30, 2005.

BORROWINGS AND CREDIT FACILITIES

     On November 26, 2003, the Company issued $1.25 billion aggregate principal amount of 5.3% senior unsecured Notes due 2013 and $1.15 billion aggregate principal amount of 6.5% senior unsecured Notes due 2033 (collectively the Notes). Proceeds from this offering of $2.4 billion were used for general corporate purposes, including repaying commercial paper outstanding in the U.S. Upon issuance, the Notes were rated A3 by Moody's Investors Service (Moody's) and A+ (on Credit Watch with negative implications) by Standard & Poor's (S&P). The interest rates payable on the Notes are subject to adjustment. If the rating assigned to the Notes by either Moody's or S&P is downgraded below A3 or A-, respectively, the interest rate payable on that series of Notes would increase. See Note 13 "Short and Long-Term Debt and Other Commitments" to the Condensed Consolidated Financial Statements for additional information.

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

     The existing $1.5 billion credit facility matures in May 2009 and requires the Company to maintain a total debt to capital ratio of no more than 60 percent. This credit line is available for general corporate purposes and is considered as support to the Company's commercial paper borrowings. Borrowings under the credit facility may be drawn by the U.S. parent company or by its wholly-owned foreign subsidiaries when accompanied by a parent guarantee. This facility does not require compensating balances; however, a nominal commitment fee is paid. As of September 30, 2005, no funds have been drawn down under this facility. The Company may utilize this facility to fund repatriations under the AJCA or to provide additional liquidity or working capital to its foreign subsidiaries until such time as non-U.S. cash and investment balances are restored. However, any borrowing under the facility to fund repatriations will occur only to the extent the facility is not otherwise necessary to support commercial paper borrowings.

     At September 30, 2005, short-term borrowings totaled approximately $361 million. The commercial paper ratings discussed below have not significantly affected the Company's ability to issue or rollover its outstanding commercial paper borrowings at this time. However, the Company believes the ability of commercial paper issuers, such as the Company, with one or more short-term credit ratings of P-2 from Moody's, A-2 from S&P and/or F2 from Fitch Ratings (Fitch) to issue or rollover outstanding commercial paper can, at times, be less than that of companies with higher short-term credit ratings. In addition, the total amount of commercial paper capacity available to such issuers is typically less than that of higher-rated companies. The Company maintains sizable lines of credit with commercial banks, as well as cash and short-term investments held by U.S. and foreign-based subsidiaries, to serve as alternative sources of liquidity and to support its commercial paper program.

     The Company's current unsecured senior credit ratings and outlook are as follows:

SENIOR UNSECURED
CREDIT RATINGS                                         LONG-TERM   SHORT-TERM   OUTLOOK
----------------                                       ---------   ----------   --------
Moody's Investors Service............................    Baa1         P-2       Negative
Standard & Poor's....................................      A-         A-2       Negative
Fitch Ratings........................................      A-         F-2       Negative

     The Company's credit ratings could decline below their current levels. The impact of such decline could reduce the availability of commercial paper borrowing and would increase the interest rate on the Company's long-term debt. As discussed above, the Company believes that the repatriation of funds under the AJCA of 2004 will allow the Company to fund its U.S. cash needs for the intermediate term.

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

     On February 28, 2005, the Company's foreign-based subsidiary and U.S. subsidiary each gave notice to the counterparty of their intent to terminate the arrangement. On March 21, 2005, the Company terminated these swap agreements and all associated repayments were made by the respective obligors. The termination of this arrangement did not have a material impact on the Company's Statement of Condensed Consolidated Operations.

REGULATORY AND COMPETITIVE ENVIRONMENT IN WHICH THE COMPANY OPERATES

     The Company is subject to the jurisdiction of various national, state and local regulatory agencies and is, therefore, subject to potential administrative actions. The FDA in the U.S. is particularly important. It is a central regulator of the Company's business and has jurisdiction over all the Company's businesses and administers requirements covering the testing, safety, effectiveness, approval, manufacturing, labeling and marketing of the Company's products. From time to time, agencies, including the FDA, may require the Company to address various manufacturing, advertising, labeling or other regulatory issues, such as those noted below relating to the Company's current manufacturing issues. Failure to comply with governmental regulations can result in delays in the release of products, seizure or recall of products, suspension or revocation of the authority necessary for the production and sale of products, discontinuance of products, fines and other civil or criminal sanctions. Any such result could have a material adverse effect on the Company's financial position and its results of operations. Additional information regarding government regulations that may affect future results is provided in
Part I, Item I, Business, in the Company's 2004 10-K. Additional information about cautionary factors that may affect future results is provided under the caption "Cautionary Factors That May Affect Future Results (Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Since 2001, the Company has been working with the FDA to resolve issues involving the Company's compliance with current Good Manufacturing Practices
(cGMP) at certain of its manufacturing sites in New Jersey and Puerto Rico. As described in more detail in Note 15 "Consent Decree" to the Condensed Consolidated Financial Statements, in 2002, the Company reached a formal agreement with the FDA to enter into a consent decree. Under the terms of the consent decree, the Company made payments totaling $500 million and agreed to revalidate the manufacturing processes at these sites. These manufacturing sites have remained open throughout this period; however, the consent decree has placed significant additional controls on production and release of products from these sites, including review and third-party certification of production activities. The third-party certifications and other cGMP improvement projects have resulted in higher costs as well as reduced output at these facilities. In addition, the Company has found it necessary to discontinue certain profitable older products. The Company's research and development operations have also been negatively impacted by the decree because these operations share common facilities with the manufacturing operations.

     The consent decree requires the Company to complete a number of actions, including completion of a comprehensive cGMP Workplan for the Company's manufacturing facilities in New Jersey and Puerto Rico that are covered by the decree and revalidation programs of the finished drug products and bulk active pharmaceutical ingredients manufactured at the covered manufacturing facilities. The Company continues to make steady progress in fulfilling consent decree obligations with the FDA. The Company completed the revalidation programs for bulk active pharmaceutical ingredients by September 30, 2005, as required, and is working toward its goal of completing the cGMP Workplan and revalidation of finished drugs by December 31, 2005 in order to be in a position to request by May of 2007 to have the decree lifted. As described in more detail in Note 15 "Consent Decree" to the Condensed Consolidated Financial Statements, in the event certain actions agreed upon in the consent decree are not satisfactorily completed on time, the FDA may assess payments for each deadline missed.

     Although the Company believes it has made significant progress in meeting its obligations under the consent decree, it is possible that the Company may fail to complete a Significant Step or a revalidation by the prescribed deadline, the third-party expert may not certify the completion of the Significant Step or revalidation, or the FDA may disagree with an expert's certification of a Significant Step or revalidation. In such a case, it is possible that the FDA may assess payments as described in Note 15.

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

     As described more specifically in Note 16 "Legal, Environmental and Regulatory Matters" to the Condensed Consolidated Financial Statements, the pricing, sales and marketing programs and arrangements, and related business practices of the Company and other participants in the health care industry are under increasing scrutiny from federal and state regulatory, investigative, prosecutorial and administrative entities. These entities include the Department of Justice and its U.S. Attorney's Offices, the Office of Inspector General of the Department of Health and Human Services, the FDA, the Federal Trade Commission (FTC) and various state Attorneys General offices. Many of the health care laws under which certain of these governmental entities operate, including the federal and state anti-kickback statutes and statutory and common law false claims laws, have been construed broadly by the courts and permit the government entities to exercise significant discretion. In the event that any of those governmental entities believes that wrongdoing has occurred, one or more of them could institute civil or criminal proceedings, which, if instituted and resolved unfavorably, could subject the Company to substantial fines, penalties and injunctive or administrative remedies, including exclusion from government reimbursement programs. The Company also cannot predict whether any investigations will affect its marketing practices or sales. Any such result could have a material adverse impact on the Company's results of operations, cash flows, financial condition, or its business.

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

     In most international markets, the Company operates in an environment of government-mandated cost-containment programs. Several governments have placed restrictions on physician prescription levels and patient reimbursements, emphasized greater use of generic drugs and enacted across-the-board price cuts as methods to control costs. For example, Japan generally enacts biennial price reductions and this is expected to occur in 2006. Pricing actions may also occur in 2006 in certain major European markets.

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

     During 2003, pharmacovigilance inspections by officials of the British and French medicines agencies conducted at the request of the European Agency for the Evaluation of Medicinal Products (EMEA) resulted in serious deficiencies in reporting processes. The Company continues to work on its action plan to rectify the deficiencies and provides regular updates to the EMEA. The Company does not know what action, if any, the EMEA or national authorities will take in response to these findings. Possible actions include further inspections, demands for improvements in reporting systems, criminal sanctions against the Company and/or responsible individuals and changes in the conditions of marketing authorizations for the Company's products.

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

     Generic forms of ribavirin entered the U.S. market in April 2004. In October 2004, another generic ribavirin was approved by the FDA. The generic forms of ribavirin compete with the Company's REBETOL Capsules in the U.S. U.S. sales were insignificant in 2005. Prior to the second half of 2004, the REBETOL patents were material to the Company's business.

     As a result of the introduction of a competitor for pegylated interferon and the introduction of generic ribavirin, the value of an important Company product franchise has been severely diminished and earnings and cash flow have been materially and negatively impacted.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In November 2004, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 151, "Inventory Costs." This SFAS requires that abnormal spoilage be expensed in the period incurred (as opposed to inventoried and amortized to income over inventory usage) and that fixed production facility overhead costs be allocated over the normal production level of a facility. This SFAS is effective for inventory costs incurred for annual periods beginning after June 15, 2005. The Company does not anticipate any material impact from the implementation of this accounting standard.

     In December 2004, the FASB issued SFAS 123R (Revised 2004), "Share-Based Payment." SFAS 123R requires companies to recognize compensation expense in an amount equal to the fair value of all share-based payments granted to employees. The Company is required to implement this SFAS in the first quarter of 2006 by recognizing compensation on all share-based grants made on or after January 1, 2006, and for the unvested portion of share-based grants made prior to January 1, 2006. The Company continues to evaluate the impact of SFAS 123R on all of its share-based payment plans. This evaluation includes the valuation of stock options and all other stock based performance plans, which are subject to a number of assumptions and changes in future market conditions, including the Company's stock price.

     In March 2005, the FASB issued Interpretation No. 47 for SFAS 143 "Accounting for Conditional Asset Retirement Obligations" to clarify that the term "conditional asset retirement obligations", as used in SFAS 143. This term refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation is effective no later than the end of fiscal year ending after December 15, 2005. Retrospective application is not required. The Company is currently evaluating the effects of this interpretation.

CRITICAL ACCOUNTING POLICIES

     Refer to "Management's Discussion and Analysis of Operations and Financial Condition" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 for disclosures regarding the Company's critical accounting policies.

  REBATES, DISCOUNTS AND RETURNS

     The Company's rebate accruals for Federal and State governmental programs were $184 million at September 30, 2005 and $155 million at December 31, 2004. Commercial discounts, returns and other rebate accruals were $406 million at September 30, 2005 and $382 million at December 31, 2004. These and other rebate accruals are established in the period the related revenue was recognized resulting in a reduction to sales and the establishment of liabilities, which are included in total current liabilities.

     The following summarizes the activity in the accounts related to accrued rebates, sales returns and discounts:

                                                 THREE MONTHS ENDED      NINE MONTHS ENDED
                                                    SEPTEMBER 30,          SEPTEMBER 30,
                                                 -------------------     -----------------
                                                  2005        2004        2005       2004
                                                 -------     -------     ------     ------
Accrued Rebates/Returns/Discounts, Beginning of
  Period.......................................   $ 602       $ 617      $ 537      $ 593
                                                  -----       -----      -----      -----
Provision for Rebates..........................     114         100        379        339
Payments.......................................    (124)       (127)      (336)      (388)
                                                  -----       -----      -----      -----
                                                    (10)        (27)        43        (49)
                                                  -----       -----      -----      -----
Provision for Returns..........................      21          94        120        287
Returns........................................     (37)        (91)      (127)      (236)
                                                  -----       -----      -----      -----
                                                    (16)          3         (7)        51
                                                  -----       -----      -----      -----
Provision for Discounts........................     118          30        308        168
Discounts granted..............................    (104)        (40)      (291)      (180)
                                                  -----       -----      -----      -----
                                                     14         (10)        17        (12)
                                                  -----       -----      -----      -----
Accrued Rebates/Returns/Discounts, End of
  Period.......................................   $ 590       $ 583      $ 590      $ 583
                                                  =====       =====      =====      =====

     Management makes estimates and uses assumptions in recording the above accruals. Actual amounts paid in the current period were consistent with those previously estimated. Certain prior year amounts have been conformed to reflect current year presentation.

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

     Any or all forward-looking statements here or in other publications may turn out to be wrong. There are no guarantees about the Company's financial and operational performance or the performance of the Company's stock. The Company does not assume the obligation to update any forward-looking statement. Many factors could cause actual results to differ from the Company's forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. Although it is not possible to predict or identify all such factors, they may include the following:

     - Cholesterol Franchise -- The ability of the Company to generate profits and significant operating cash flow is directly and predominantly dependent upon the increasing profitability of the Company's cholesterol franchise. As existing products lose patent protection, generic forms of some of the existing well-established cholesterol management products may be introduced. The Company cannot predict reasonably what effect the introduction of generic forms of cholesterol management products may have on VYTORIN and ZETIA.

     - Other Major Products -- Products such as CLARITIN, CLARINEX, INTRON A, PEG-INTRON, REBETOL Capsules, REMICADE, TEMODAR and NASONEX accounted for a material portion of the Company's 2004 revenues. The impact on revenue could be significant if any major product was to be become subject to a problem such as the loss of its patent protection, OTC availability of the Company's product or a competitive product (as has been disclosed for CLARITIN and its current and potential OTC competition) or the discovery of previously unknown side effects; there is increased competition with the introduction of new, more effective treatment or the generic availability of competitive products; or the product is discontinued for any reason.

     - Uncertain Pharmaceutical Product Development -- Products that appear promising in development may fail to reach market for numerous reasons. They may be found to be ineffective or to have harmful side effects in clinical or pre-clinical testing, they may fail to receive the necessary regulatory approvals, they may turn out not to be economically feasible because of manufacturing costs or other factors or they may be precluded from commercialization by the proprietary rights of others.

     - Uncertain Regulatory and Approval Process -- There are uncertainties in the regulatory and approval process in the U.S. and other countries, including delays in the approval of new products and new indications and uncertainties in the FDA approval process and uncertainties concerning regulatory decisions regarding labeling and other matters.

     - Post-Market Development -- Once a product is approved and marketed, clinical trials of marketed products or post-marketing surveillance may raise efficacy or safety concerns. Whether or not scientifically justified, this new information could lead to recalls, withdrawals or adverse labeling of marketed products, which may negatively impact sales. Concerns of prescribers or patients relating to the safety or efficacy of the Company's products, or other companies' products or pharmaceutical products generally, may also negatively impact sales.

     - Limited Opportunities for Obtaining or Licensing Critical Late-Stage Products -- It may be challenging for the Company to acquire or license critical late-stage products because it competes for these opportunities against companies often with greater financial resources than the Company.

     - Competitive Factors -- Competitive developments that impact the Company include technological advances by, patents granted to, and new products developed by competitors and new and existing generic, prescription and/or OTC products that compete with products of the Company or the Merck/Schering-Plough Cholesterol Partnership.

     - Pricing Pressure -- The Company faces increased pricing pressure in the U.S. and abroad from managed care organizations, institutions and government agencies and programs. In the U.S., consolidation among customers and trends toward managed care and health care costs containment may increase pricing pressures.

     - Government Action -- U.S. legislative and regulatory action that may impact the Company include the Medicare Prescription Drug, Improvement and Modernization Act of 2003; possible other legislation or regulatory action affecting, among other things, pharmaceutical pricing and reimbursement, including Medicaid and Medicare; involuntary approval of prescription medicines for OTC use; and other health care reform initiatives and drug importation legislation. Legislation or regulations in markets outside the U.S. that may impact the company include those involving product pricing, reimbursement or access.

     - Legal Proceedings -- If there are unfavorable outcomes in government (local and federal, domestic and international) investigations, litigation about product pricing, product liability claims, patent and intellectual property disputes, antitrust matters, other litigation and environmental concerns, this could preclude commercialization of products, negatively affect the profitability of existing products, materially and adversely impact Schering-Plough's financial condition and results of operations, or contain conditions that impact business operations, such as exclusion from government reimbursement programs.

     - Consent Decree -- Failure to meet current Good Manufacturing Practices established by the FDA and other governmental authorities can result in delays in the approval of products, release of products, seizure or recall of products, suspension or revocation of the authority necessary for the production and sale of products, fines and other civil or criminal sanctions. The resolution of manufacturing issues with the FDA discussed in Schering-Plough's 10-Ks, 10-Qs and 8-Ks are subject to substantial risks and uncertainties. These risks and uncertainties, including the timing, scope and duration of a resolution of the manufacturing issues, will depend on the ability of the Company to assure the FDA of the quality and reliability of its manufacturing systems and controls, and the extent of remedial and prospective obligations undertaken by the Company.

     - Patents -- Patent positions can be highly uncertain and patent disputes are not unusual. An adverse result in a patent dispute can preclude commercialization of products or negatively impact sales of existing products or result in injunctive relief and payment of financial remedies. Certain foreign governments have indicated that compulsory licenses to patents may be granted in the case of national emergencies.

     - Tax Laws -- The Company may be impacted by changes in tax laws, including tax rate changes, new tax laws and revised tax law interpretations in domestic and foreign jurisdictions.

     - Fluctuations in Buying Patterns -- Net sales and quarterly growth comparisons may be affected by fluctuations in the buying patterns of major distributors, retail chains and other trade buyers, which may result from seasonality, pricing, wholesaler buying decisions or other factors.

     - Changes in Accounting and Auditing Standards -- The Company may be affected by accounting and audited standards promulgated by the American Institute of Certified Public Accountants, the Financial Accounting Standards Board, the SEC or the Public Company Accounting Oversight Board that would require a significant change to the Company's accounting practices.

     - Economic Factors -- There are economic factors over which Schering-Plough has no control, including changes in inflation, interest rates and foreign currency exchange rates.

     - Changes in Business and Political Positions -- There may be changes to the Company's business and political position if there is instability, disruption or destruction in a significant geographic region regardless of cause, including war, terrorism, riot, civil insurrection or social unrest; and natural or man-made disasters, including famine, flood, fire, earthquake, storm or disease. Additionally, the Company relies on third party relationships for its key products. Any time that third parties are involved, there may be changes to the third parties that are outside the control of the Company that may impact the Company's business position.

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

     As part of the changing business environment in which the Company operates, the Company is replacing and upgrading a number of information systems. This process will be ongoing for several years. In connection with these changes, as part of the Company's management of both internal control over financial reporting and disclosure controls and procedures, management has concluded that the new systems are at least as effective with respect to those controls as the prior systems. An example of a change in information systems that occurred in the third quarter of 2005 is the replacement of the Company's Medicaid management system.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Material pending legal proceedings involving the Company are described in
Item 3 of the 2004 10-K. The following discussion is limited to material developments to previously reported proceedings and new legal proceedings, which the Company, or any of its subsidiaries, became a party during the quarter ended September 30, 2005, or subsequent thereto, but before the filing of this report. This section should be read in conjunction with Part I -- Item 3 of the 2004 10-K and Part II -- Item 1 of the 10-Q for the first and second quarters of 2005.

SECURITIES AND CLASS ACTION LITIGATION

     Litigation filed in 2003 in the U.S. District Court in New Jersey alleging that the Company, Richard Jay Kogan, the Company's Employee Savings Plan (Plan) administrator, several current and former directors, and certain corporate officers breached their fiduciary obligations to certain participants in the Plan. The complaint seeks damages in the amount of losses allegedly suffered by the Plan. The complaint was dismissed on June 29, 2004. The plaintiffs appealed. On August 19, 2005 the U.S. Court of Appeals for the Third Circuit reversed the decision of the District Court and the matter has been remanded back to the District Court for further proceedings.

PRICING MATTERS

     As described in more detail in Note 16, "Legal, Environmental and Regulatory Matters" in the Notes to Condensed Consolidated Financial Statements, under the heading "Pricing Matters," the Company and Warrick are defendants in a number of lawsuits in state courts regarding average wholesale prices (AWP). The State of West Virginia filed an action against Schering-Plough Corporation, Schering Corp. and Warrick Pharmaceuticals on October 11, 2001 in the Circuit Court of Kanawha County, West Virginia. Trial in the West Virginia action is currently scheduled for November 28, 2005.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     This table provides information with respect to purchases by the Company of its common shares during the third quarter of 2005.

                     ISSUER PURCHASES OF EQUITY SECURITIES

                                                                       TOTAL NUMBER OF
                                                                     SHARES PURCHASED AS     MAXIMUM NUMBER OF
                                                                      PART OF PUBLICLY     SHARES THAT MAY YET BE
                          TOTAL NUMBER OF       AVERAGE PRICE PAID   ANNOUNCED PLANS OR     PURCHASED UNDER THE
PERIOD                    SHARES PURCHASED          PER SHARE             PROGRAMS           PLANS OR PROGRAMS
------                 ----------------------   ------------------   -------------------   ----------------------
July 1, 2005 through
  July 31, 2005......          2,798(1)               $20.61                 N/A                    N/A
August 1, 2005
  through August 31,
  2005...............          2,504(1)               $21.59                 N/A                    N/A
September 1, 2005
  through September
  30, 2005...........          4,674(1)               $20.99                 N/A                    N/A
Total July 1, 2005
  through September
  30, 2005...........          9,976(1)               $21.04                 N/A                    N/A

---------------

(1) All of the shares included in the table above were repurchased pursuant to the Company's stock incentive program and represent shares delivered to the Company by option holders for payment of the exercise price and tax withholding obligations in connection with stock options and stock awards.

ITEM 6.  EXHIBITS

  EXHIBIT
   NUMBER                              DESCRIPTION
  -------                              -----------
   12          Computation of Ratio of Earnings to Fixed Charges
   15          Awareness letter
   31.1        Sarbanes-Oxley Act of 2002, Section 302 Certification for
               Chairman of the Board and Chief Executive Officer
   31.2        Sarbanes-Oxley Act of 2002, Section 302 Certification for
               Executive Vice President and Chief Financial Officer
   32.1        Sarbanes-Oxley Act of 2002, Section 906 Certification for
               Chairman of the Board and Chief Executive Officer
   32.2        Sarbanes-Oxley Act of 2002, Section 906 Certification for
               Executive Vice President and Chief Financial Officer

                                  SIGNATURE(S)

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Schering-Plough Corporation
                                          --------------------------------------
                                                       (Registrant)

                                               /s/ Douglas J. Gingerella
                                          --------------------------------------
                                                  Douglas J. Gingerella
                                              Vice President and Controller
                                               (Duly Authorized Officer and
                                                Chief Accounting Officer)

Date: October 28, 2005