Form 10-K
period 2005-12-31
SCHERING PLOUGH CORP
filed 2006-02-28
CIK 310158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2005
Commission file number 1-6571
SCHERING-PLOUGH CORPORATION
(Exact name of registrant as specified in its charter)

New Jersey	22-1918501
State or other jurisdiction of incorporation or organization	(I.R.S. Employer identification No.)

2000 Galloping Hill Road, Kenilworth, NJ (Address of principal executive offices)	07033 Zip Code
Registrant’s telephone number, including area code:
(908) 298-4000
Securities register pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares, $.50 par value	New York Stock Exchange
Mandatory Convertible Preferred Stock	New York Stock Exchange
Preferred Share Purchase Rights*	New York Stock Exchange

*	At the time of filing, the Rights were not traded separately from the Common Shares.
Securities register pursuant to section 12(g) of the Act:
None.
      Indicate if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑          No ☐
      Indicate if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-accelerated Filer ☐
      Indicate whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common shares were last sold, or the average bid and asked price of such common equity, as of June 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter): $28,123,003,392
      Common Shares outstanding as of January 31, 2006: 1,479,475,643

Part of Form 10-K
Documents Incorporated by Reference	Incorporated into

Schering-Plough Corporation Proxy Statement for the Annual Meeting of Shareholders on May 19, 2006	Part III

Part I

Item 1.	Business
Overview of the Business
      Schering-Plough or the “Company” refers to Schering-Plough Corporation and its subsidiaries, except as otherwise indicated by the context. Schering Corporation, a predecessor company, was incorporated in New York in 1928 and New Jersey in 1935. The trademarks indicated by CAPITAL LETTERS in this 10-K are the property of, licensed to, promoted or distributed by Schering-Plough Corporation, its subsidiaries or related companies.
      Schering-Plough is a global science-based health care company with leading prescription, consumer and animal health products. Through internal research and collaborations with business partners, Schering-Plough discovers, develops, manufactures and markets advanced drug therapies to meet important medical needs. Schering-Plough’s vision is to earn the trust of the physicians, patients, customers and shareholders that it serves around the world. Schering-Plough’s worldwide headquarters is in Kenilworth, New Jersey, and its website is www.schering-plough.com.
      In April 2003, the Board of Directors named Fred Hassan as the new Chairman of the Board and Chief Executive Officer of Schering-Plough Corporation. Under his leadership, the six- to eight-year Action Agenda, a plan directed toward the goals of stabilizing, repairing and turning around Schering-Plough to produce long-term value for shareholders, was established and a new leadership team was recruited.
Segment Information
      The new management team reorganized the business from one managed along geographic lines, with the primary segments being U.S. and rest-of-world, to a business organized around its products. Currently, Schering-Plough has three reportable segments: Prescription Pharmaceuticals, Consumer Health Care and Animal Health. The segment sales and profit data that follow are consistent with Schering-Plough’s current management reporting structure.

Prescription Pharmaceuticals
      The Prescription Pharmaceuticals segment discovers, develops, manufactures and markets human pharmaceutical products. Within the Prescription Pharmaceutical segment there are three customer groups: Primary Care, Specialty Care and the Cholesterol Franchise. Principal products in this segment include:

Primary Care
      Allergy/ Respiratory: NASONEX, a once-daily, nasal-inhaled steroid for nasal allergy symptoms, including congestion, and for the treatment of nasal polyps in patients 18 years of age and older; CLARINEX, a nonsedating antihistamine for the treatment of allergic rhinitis; FORADIL AEROLIZER, a long-acting beta2-agonist marketed by Schering-Plough in the United States for the maintenance treatment of asthma and chronic obstructive pulmonary disease, and for the acute prevention of exercise-induced bronchospasm; and ASMANEX TWISTHALER, an oral dry-powder corticosteroid inhaler for first-line maintenance treatment of asthma.
      Antibiotics: AVELOX, a broad-spectrum fluoroquinolone antibiotic for certain respiratory and skin infections, and CIPRO, a broad-spectrum fluoroquinolone antibiotic for certain respiratory, skin, urinary tract and other infections.
      Dermatologicals: ELOCON, a medium-potency topical steroid cream, lotion and ointment.
      Other Disorders: LEVITRA, a phosphodiesterase type 5 inhibitor (PDE5) co-marketed by Schering-Plough in the United States for the treatment of male erectile dysfunction.

Specialty Care
      Anti-Virals: PEG-INTRON Powder for Injection, the only pegylated interferon product for chronic hepatitis C approved for dosing according to patient body weight; INTRON A Injection for chronic hepatitis B and C and other antiviral indications; and REBETOL Capsules for use with PEG-INTRON or INTRON A for chronic hepatitis C.
      Anti-Inflammatories: REMICADE, an anti-TNF antibody marketed by Schering-Plough outside the United States for the treatment of rheumatoid arthritis, Crohn’s disease, ankylosing spondylitis, psoriatic arthritis, psoriasis, and as first-line therapy for the treatment of early rheumatoid arthritis.
      Oncology: TEMODAR Capsules for certain types of brain tumors, including newly diagnosed glioblastoma multiforme; CAELYX, a long-circulating pegylated liposomal formulation of the cancer drug doxorubicin marketed by Schering-Plough outside the United States for the treatment of certain ovarian cancers, Kaposi’s sarcoma and metastatic breast cancer; and INTRON A Injection, marketed for numerous anticancer indications worldwide, including as adjuvant therapy for malignant melanoma.
      Acute Coronary Care: INTEGRILIN Injection, a platelet receptor GP IIb/ IIIa inhibitor for the treatment of patients with acute coronary syndrome and those undergoing percutaneous coronary intervention in the United States, as well as for the prevention of early myocardial infarction in patients with acute coronary syndrome in most countries.
      Other Disorders: SUBUTEX, a sublingual tablet formulation of buprenorphine, and SUBOXONE, a sublingual tablet combination of buprenorphine and naloxone, marketed by Schering-Plough in certain countries outside the United States for the treatment of opiate addiction.

Cholesterol Franchise
      ZETIA, a novel cholesterol-absorption inhibitor discovered by Schering-Plough scientists, for use in combination with statin drugs or as monotherapy to lower cholesterol.
      VYTORIN, a cholesterol-lowering tablet combining the dual action of ZETIA and Merck & Co., Inc.’s statin Zocor.

Consumer Health Care
      The Consumer Health Care segment develops, manufactures and markets OTC, foot care and sun care products. Principal products in this segment include:
      Over-the-Counter Products: CLARITIN non-drowsy antihistamines; DRIXORAL cold and allergy, allergy sinus, flu and nasal decongestant tablets; AFRIN nasal decongestant spray and CORRECTOL laxative tablets.
      Foot Care: DR. SCHOLL’S foot care products; LOTRIMIN topical antifungal products; and TINACTIN topical antifungal products and foot and sneaker odor/wetness products.
      Sun Care: COPPERTONE sun care lotions, sprays, dry oils and lip-protection products and sunless tanning products; and SOLARCAINE sunburn relief products.

Animal Health
      The Animal Health segment discovers, develops, manufactures and markets animal health products. Principal products in this segment include:
      Livestock Products: NUFLOR bovine and swine antibiotic; BANAMINE bovine and swine anti-inflammatory; and M+PAC swine pneumonia vaccine.
      Poultry Products: PARACOX and COCCIVAC coccidiosis vaccines for poultry.

      Companion Animal Products: OTOMAX, a steroid for otitis in dogs; EXSPOT topical insecticide for dogs; HOMEAGAIN pet recovery service; and ZUBRIN, an anti-inflammatory/ analgesic for dogs.
      Aquaculture Products: SLICE parasiticide for sea lice in salmon and AQUAFLOR antibiotic for farm-raised fish.

Net sales by segment

	Year Ended December 31,

	2005	2004	2003

	(Dollars in millions)
Prescription Pharmaceuticals	$7,564	$6,417	$6,611
Consumer Health Care	1,093	1,085	1,026
Animal Health	851	770	697

Consolidated net sales	$9,508	$8,272	$8,334

Profit by segment

	Year Ended December 31,

	2005	2004	2003

	(Dollars in millions)
Prescription Pharmaceuticals	$733	$13	$513
Consumer Health Care	235	234	199
Animal Health	120	88	86
Corporate and other	(591)	(503)	(844)

Consolidated profit/(loss) before tax	$497	$(168)	$(46)

      “Corporate and other” includes interest income and expense, foreign exchange gains and losses, headquarters expenses, special charges and other miscellaneous items. The accounting policies used for segment reporting are the same as those described in Note 1, “Summary of Significant Accounting Policies”, under Item 8, Financial Statements and Supplementary Data, in this 10-K.
      In 2005, “Corporate and other” includes special charges of $294 million, including $28 million of employee termination costs, $16 million of asset impairment and other charges, and an increase in litigation reserves by $250 million resulting in a total reserve of $500 million representing the Company’s current estimate to resolve the Massachusetts investigation as well as the investigations disclosed under “AWP Investigations” and the state litigation disclosed under “AWP Litigation” in Note 19, “Legal, Environmental and Regulatory Matters” in Item 8, Financial Statements and Supplementary Data. It is estimated that the charges relate to the reportable segments as follows: Prescription Pharmaceuticals — $289 million, Consumer Health Care — $2 million, Animal Health — $1 million and Corporate and other — $2 million.
      In 2004, “Corporate and other” includes special charges of $153 million, including $119 million of employee termination costs, as well as $34 million of asset impairment and other charges. It is estimated the charges relate to the reportable segments as follows: Prescription Pharmaceuticals — $135 million, Consumer Health Care — $3 million, Animal Health — $2 million and Corporate and other — $13 million.
      In 2003, “Corporate and other” includes Special charges of $599 million, including $179 million of employee termination costs, a $350 million provision to increase litigation reserves, and $70 million of asset impairment charges. It is estimated the charges relate to the reportable segments as follows: Prescription Pharmaceuticals — $515 million, Consumer Health Care — $25 million, Animal Health — $4 million and Corporate and other — $55 million.

      See Note 2 “Special Charges” under Item 8, Financial Statements and Supplementary Data, in this 10-K for additional information.
Global Operations
      Non-U.S. operations generate the majority of the Company’s profits and cash flow. Non-U.S. activities are carried out primarily through wholly-owned subsidiaries wherever market potential is adequate and circumstances permit. In addition, Schering-Plough is represented in some markets through licensees or other distribution arrangements. Currently, Schering-Plough has business operations in more than 120 countries and has approximately 18,900 employees outside the U.S.
      Non-U.S. operations are subject to certain risks that are inherent in conducting business overseas. These risks include possible nationalization, expropriation, importation limitations, pricing and reimbursement restrictions, and other restrictive governmental actions or economic destabilization. Also, fluctuations in foreign currency exchange rates can impact Schering-Plough’s consolidated financial results. For additional information on global operations, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the segment information described above in this 10-K.

Net sales by geographic area

	2005	2004	2003

	(Dollars in millions)
United States	$3,589	$3,219	$3,559
Europe and Canada	4,040	3,595	3,410
Pacific Area and Asia	995	676	649
Latin America	884	782	716

Consolidated net sales	$9,508	$8,272	$8,334

      The Company has subsidiaries in more than 50 countries outside the U.S. No single international country, except for France, Japan and Italy, accounted for 5 percent or more of consolidated net sales during the past three years. Net sales are presented in the geographic area in which the Company’s customers are located.

	2005		2004		2003

		% of		% of		% of
		Consolidated	Net	Consolidated	Net	Consolidated
	Net Sales	Net Sales	Sales	Net Sales	Sales	Net Sales

	(Dollars in millions)
Total International net sales	$5,919	62%	$5,053	61%	$4,775	57%

France	771	8%	729	9%	691	8%
Japan	687	7%	385	5%	414	5%
Italy	457	5%	443	5%	436	5%

Net sales by customer

	2005		2004		2003

		% of		% of		% of
		Consolidated	Net	Consolidated	Net	Consolidated
	Net Sales	Net Sales	Sales	Net Sales	Sales	Net Sales

	(Dollars in millions)
McKesson Corporation	$1,073	11%	$868	10%	$667	8%
      No single customer, except for McKesson Corporation, a major pharmaceutical and health care products distributor, accounted for 10 percent or more of consolidated net sales during the past three years.

Long-lived assets by geographic location

	2005	2004	2003

	(Dollars in millions)
United States	$2,538	$2,447	$2,507
Singapore	840	884	828
Ireland	486	449	444
Puerto Rico	307	298	317
Other	602	768	726

Total	$4,773	$4,846	$4,822

      Long-lived assets shown by geographic location are primarily property.

Supplemental sales information
      Sales of products comprising 10 percent or more of the Company’s U.S. or international sales for the year ended December 31, 2005, were as follows:

	Amount	Percentage

	(Dollars in millions)
U.S.
NASONEX	$447	12%
OTC CLARITIN	375	10%
International
REMICADE	$942	16%
PEG-INTRON	567	10%
      Schering-Plough net sales do not include sales of VYTORIN and ZETIA, which are marketed in partnership with Merck, as the Company accounts for this joint venture under the equity method of accounting. See Note 3, “Equity Income from Cholesterol Joint Venture,” under Item 8, Financial Statements and Supplementary Data, in this 10-K.
      The Company does not disaggregate assets on a segment basis for internal management reporting and, therefore, such information is not presented.
Research and Development
      Schering-Plough’s research activities are primarily aimed at discovering and developing new prescription products and enhancements to existing prescription products of medical and commercial significance. Company-sponsored research and development expenditures were $1,865 million, $1,607 million and $1,469 million in 2005, 2004 and 2003, respectively. Research expenditures represented approximately 20 percent of consolidated net sales in 2005, 19 percent of consolidated net sales in 2004 and approximately 18 percent of consolidated net sales in 2003.
      Schering-Plough’s research activities are concentrated in the therapeutic areas of respiratory diseases, inflammatory diseases, infectious diseases, oncology, cardiovascular and metabolic diseases, and central nervous system disorders. Schering-Plough also has substantial efforts directed toward biotechnology and immunology. Research activities include expenditures for both internal research efforts and research collaborations with various partners.
      While several pharmaceutical compounds are in varying stages of development, it cannot be predicted when or if these compounds will become available for commercial sale. The Company’s product pipeline lists significant products in development and is available on the Schering-Plough website at www.schering-plough.com.

Patents, Trademarks and Other Intellectual Property Rights
      Overview. Intellectual property protection is critical to Schering-Plough’s ability to successfully commercialize its product innovations. Schering-Plough owns, has applied for, or has licensed rights to, a large number of patents, both in the U.S. and in other countries, relating to molecules, products, product uses, formulations, and manufacturing processes. There is no assurance that the patents Schering-Plough is seeking will be granted or that the patents Schering-Plough has been granted would be found valid if challenged. Moreover, patents relating to particular molecules, products, uses, formulations, or processes do not preclude other manufacturers from employing alternative processes or from marketing alternative products or formulations that might successfully compete with the Company’s patented products.
      Outside the U.S., the standard of intellectual property protection for pharmaceuticals varies widely. While many countries have reasonably strong patent laws, other countries currently provide little or no effective protection for inventions or other intellectual property rights. Under the Trade-Related Aspects of Intellectual Property Agreement (TRIPs) administered by the World Trade Organization (WTO), more than 140 countries have now agreed to provide non-discriminatory protection for most pharmaceutical inventions and to assure that adequate and effective rights are available to all patent owners. It is possible that changes to this agreement will be made in the future that will diminish or further delay its implementation in developing countries. It is too soon to assess how much, if at all, the Company will be impacted commercially from these changes.
      When a product patent expires, the patent holder often loses effective market exclusivity for the product. This can result in a rapid, sharp and material decline in sales of the formerly patented product, particularly in the U.S. However, in some cases the innovator company can obtain additional commercial benefits through manufacturing trade secrets; later-expiring patents on processes, uses, or formulations; trademark use; or exclusivity that may be available under pharmaceutical regulatory laws.
      Schering-Plough’s Intellectual Property Portfolio. Patent protection for certain Schering-Plough molecules, products, processes, and uses are important to Schering-Plough’s business and financial results. For many of the Company’s products, in addition to patents on the compound, Schering-Plough holds other patents on manufacturing processes, formulations, or uses that may extend exclusivity beyond the expiration of the compound patent.
      Schering-Plough’s subsidiaries own (or have licensed rights under) a number of patents and patent applications, both in the U.S. and abroad. Patents and patent applications relating to Schering-Plough’s significant products, including, without limitation, VYTORIN, ZETIA, REMICADE, NASONEX INTRON A, PEG-INTRON, TEMODAR and CLARINEX, are of material importance to Schering-Plough.
      Worldwide, Schering-Plough sells all major products under trademarks that also are material in the aggregate to its business and financial results. Trademark protection varies throughout the world, with protection continuing in some countries as long as the mark is used and in other countries as long as it is registered. Registrations are normally for fixed but renewable terms.
      Patent Challenges Under the Hatch-Waxman Act. The Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as Hatch-Waxman, made a complex set of changes to both patent and new drug approval laws in the U.S. Before Hatch-Waxman, no drug could be approved without providing the U.S. Food and Drug Administration (FDA) complete safety and efficacy studies, known as a complete New Drug Application (NDA). Hatch-Waxman authorizes the FDA to approve generic versions of innovative medicines without such information upon the filing of an Abbreviated New Drug Application (ANDA). In an ANDA, the generic manufacturer must demonstrate only bioequivalence between the generic version and the NDA-approved drug — not safety and efficacy. Hatch-Waxman provides for limited patent term restoration to partially make up for patent term lost during the time an NDA-approved drug is in regulatory review. NDA-approved drugs also receive a limited period of data exclusivity which prevents the approval of ANDA applications for specific time periods after approval of the NDA-approved drug.

      Absent a successful patent challenge, the FDA cannot approve an ANDA until after the innovator’s patents expire. However, a generic manufacturer may file an ANDA seeking approval after the expiration of the applicable data exclusivity, and alleging that one or more of the patents listed in the innovator’s NDA are invalid or not infringed. This allegation is commonly known as a Paragraph IV certification. The innovator must then file suit against the generic manufacturer to protect its patents. If one or more of the NDA-listed patents are successfully challenged, the first filer of a Paragraph IV certification may be entitled to a 180-day period of market exclusivity over all other generic manufacturers. In recent years, generic manufacturers have used Paragraph IV certifications extensively to challenge patents on a wide array of innovative pharmaceuticals, and it is anticipated that this trend will continue.
Marketing Activities and Competition
      Prescription drugs are introduced and made known to physicians, pharmacists, hospitals, managed care organizations and buying groups by trained professional sales representatives, and are sold to hospitals, certain managed care organizations, wholesale distributors and retail pharmacists. Prescription products are also introduced and made known through journal advertising, direct mail advertising, the distribution of samples to physicians and through television, radio, internet, print and other advertising media.
      Animal health products are promoted to veterinarians, distributors and animal producers.
      Footcare, OTC and suncare products are sold through wholesale and retail drug, food chain and mass merchandiser outlets, and are promoted directly to the consumer through television, radio, internet, print and other advertising media.
      The pharmaceutical industry is highly competitive and includes other large companies, some significantly larger than Schering-Plough, with substantial resources for research, product development, advertising, promotion and field selling support. There are numerous domestic and international competitors in this industry. Some of the principal competitive techniques used by Schering-Plough for its products include research and development of new and improved products, varied dosage forms and strengths and switching prescription products to non-prescription status. In the U.S., many of Schering-Plough’s products are subject to increasingly competitive pricing as managed care groups, institutions, federal and state government entities and agencies and buying groups seek price discounts and rebates. Governmental and other pressures toward the dispensing of generic products may significantly reduce the sales of certain products when they, or competing products in the same therapeutic category, are no longer protected by patents or exclusivity available under pharmaceutical regulatory laws.
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
Government Regulation
      Each of the Company’s major business segments is subject to significant regulation in multiple jurisdictions. This section describes the general regulatory framework. Additional information about the cost of regulatory compliance and specific impacts on the Company’s business and financial condition are described under the heading “Regulatory And Competitive Environment In Which The Company Operates” in Management’s Discussion and Analysis later in this 10-K. Additional information about other regulatory matters can be found in Item 3, Legal Matters, Note 18, “Consent Decree” and Note 19, “Legal, Environmental and Regulatory Matters,” under Item 8, Financial Statements and Supplementary Data, in this 10-K.
      In the prescription drug segment, regulations apply at all phases of the business including:

•	regulatory requirements to conduct, and standards for, clinical trials (for example, requiring the use of Good Clinical Practices or GCPs) which apply at the research and development stage;

•	regulatory requirements to conduct, and standards for, post-approval clinical trials;

•	required regulatory approval to begin marketing a new drug or to market an existing drug product for new indications;

•	regulations prescribing the manner in which drugs are manufactured, packaged, labeled, advertised, marketed and distributed;

•	regulations impacting the pricing of drugs;

•	regulatory requirements to assess and report adverse impacts and side effects of drugs used in clinical trials, as well as marketed drugs, called “pharmacovigilance;” and

•	the ability of regulatory authorities to remove a product from the market or recall certain batches of products.
      In the U.S., the national regulation of all phases of the prescription drug business except pricing is centralized at the Food and Drug Administration (FDA). The FDA is responsible for protecting the U.S. public health by assuring the safety, efficacy, and security of human and veterinary drugs, biological products, and medical devices. Generally, there is free market pricing in the U.S., although the Centers for Medicare and Medicaid Services (CMS) and Medicare Part B and D include provisions about pricing drugs for the elderly, disabled and indigent who receive federal prescription benefits. The Company is also committed to complying with voluntary best practices of the Pharmaceutical Research and Manufacturers of America (PhRMA), a trade industry group of which it is a member, regarding marketing and advertising practices.
      In the European Union (EU), including the Company’s key markets in the United Kingdom, France, Germany and Italy, there is regulation at the local country level and additional regulation at the EU level, through the European Medicines Agency (EMEA). Pharmaceutical products are regulated at both of these levels through various national, mutual recognition or centralized regulatory procedures. The EMEA coordinates the evaluation and supervision of medicinal products throughout the European Union. There is no pan-EU market pricing system; however, individual member states have various systems/agencies that regulate price at a local level.
      In Japan, there is regulation through the Pharmaceuticals and Medical Device Agency (PMDA). The PMDA regulates pharmaceuticals and medical devices from development through post-marketing use. The Japanese government regulates the pricing/reimbursement of pharmaceutical products in Japan through a complicated pricing process that includes benchmarks with prices in other western countries such as the United States, Canada and select EU countries.
      As all of the major countries have some influence over pricing, even with the CMS in the United States, there is increasing pressure on the pharmaceutical industry to bring products to market that provide differentiation versus existing products. This can lead to more expensive and scientifically challenging clinical trials in order to generate this type of data for new products versus marketed comparators.
Information About the Merck/ Schering-Plough Joint Ventures
      In May 2000, the Company and Merck & Co., Inc. (Merck) entered into two separate sets of agreements to jointly develop and market certain products in the U.S. including (1) two cholesterol-lowering drugs and (2) an allergy/asthma drug. In December 2001, the cholesterol agreements were expanded to include all countries of the world except Japan. In general, the companies agreed that the collaborative activities under these agreements would operate in a virtual joint venture to the maximum degree possible by relying on the respective infrastructures of the two companies. These agreements generally provide for equal sharing of development costs and for co-promotion of approved products by each company.

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
      The Partners bear the costs of their own general sales forces and commercial overhead in marketing joint venture products around the world. In the U.S., Canada and Puerto Rico, the cholesterol agreements provide for a reimbursement to each Partner for physician details that are set on an annual basis. This reimbursed amount is equal to each Partner’s physician details multiplied by a contractual fixed fee. Schering-Plough reports the receipt of this reimbursement as part of equity income from cholesterol joint venture. This amount does not represent a reimbursement of specific, incremental, identifiable costs for the Company’s detailing of the cholesterol products in these markets. In addition, this reimbursement amount is not reflective of Schering-Plough’s sales effort related to the joint venture, as Schering-Plough’s sales force and related costs associated with the joint venture are generally estimated to be higher.
      Costs of the joint venture that the Partners contractually share are a portion of manufacturing costs, specifically identified promotion costs (including direct-to-consumer advertising and direct and identifiable out-of-pocket promotion) and other agreed-upon costs for specific services such as market support, market research, market expansion, a specialty sales force and physician education programs.
      Certain specified research and development expenses are generally shared equally by the Partners.
      Due to the virtual nature of the cholesterol joint venture, the Company incurs substantial costs, such as selling, general and administrative costs, that are not reflected in equity income from cholesterol joint venture and are borne by the overall cost structure of the Company. These costs are reported on their respective line items in the Statements of Consolidated Operations. The cholesterol agreements do not provide for any jointly owned facilities and, as such, products resulting from the collaboration are manufactured in facilities owned by either the Company or Merck.
      The allergy/asthma agreements provide for the joint development and marketing by the Partners of a once-daily, fixed-combination tablet containing CLARITIN and Singulair. Singulair is Merck’s once-daily leukotriene receptor antagonist for the treatment of asthma and seasonal allergic rhinitis. In January 2002, the Merck/ Schering-Plough respiratory joint venture reported on results of Phase III clinical trials of a fixed-combination tablet containing CLARITIN and Singulair. This Phase III study did not demonstrate sufficient added benefits in the treatment of seasonal allergic rhinitis. The CLARITIN and Singulair combination tablet does not have approval in any country and remains in clinical development with new Phase III clinical trials planned.

Raw Materials
      Raw materials essential to Schering-Plough are available in adequate quantities from a number of potential suppliers. Energy is expected to be available to Schering-Plough in sufficient quantities to meet operating requirements.
Seasonality
      Certain of the Company’s products, particularly the respiratory and suncare categories, are seasonal in nature. Seasonal patterns do not have a pronounced effect on the consolidated operations of Schering-Plough.
Environment
      To date, compliance with federal, state and local laws regarding discharge of materials into the environment, or protection of the environment, have not had a material effect on Schering-Plough’s capital expenditures, earnings and competitive position.
Employees
      There were approximately 32,600 people employed by Schering-Plough as of December 31, 2005.
Available Information
      Schering-Plough’s 10-Ks, 10-Qs, 8-Ks, and amendments to those reports, filed with the SEC are available free of charge, on Schering-Plough’s website, as soon as reasonably practicable after such materials are electronically filed with the SEC. Schering-Plough’s address on the World Wide Web is www.schering-plough.com. Since Schering-Plough began this practice in the third quarter of 2002, each such report has been available on Schering-Plough’s website within 24 hours of filing. Reports filed by Schering-Plough with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 1A.	Risk Factors
      The Company’s future operating results and cash flows may differ materially from the results described in this 10-K due to risks and uncertainties related to the Company’s business, including those discussed below. In addition, these factors represent risks and uncertainties that could cause actual results to differ materially from those implied by forward-looking statements contained in this report.
Key Company products generate a significant amount of the Company’s profits and cash flows, and any events that adversely affect the market for its leading products could have a material and negative impact on results of operations and cash flows.
      The Company’s ability to generate profits and operating cash flow is dependent upon the increasing profitability of the Company’s cholesterol franchise, consisting of VYTORIN and ZETIA. In addition, products such as CLARINEX, PEG-INTRON, REBETOL, REMICADE, TEMODAR, OTC CLARITIN and NASONEX accounted for a material portion of 2005 revenues. As a result of the Company’s dependence on key products, any events that adversely affect the markets for these products could have a significant impact on results of operations. These events include loss of patent protection, increased costs associated with manufacturing, OTC availability of the Company’s product or a competitive product, the discovery of previously unknown side effects, increased competition from the introduction of new, more effective treatments, and discontinuation or removal from the market of the product for any reason.

      More specifically, the profitability of the Company’s cholesterol franchise may be adversely affected by the introduction of generic forms of two competing cholesterol products that will lose patent protection in 2006. In addition, generic Flonase (fluticasone propionate) was approved in 2006 and may unfavorably impact the corticosteroid nasal spray market.
      Past examples of events in recent years that have adversely affected the market for leading products include events that have affected the market for CLARINEX and PEG-INTRON and REBETOL, particularly in the U.S. CLARINEX continues to experience intense competition in the prescription U.S. allergy market after the launch of CLARITIN OTC and a competing OTC loratadine product in the U.S. in December 2002 and the introduction of generic Allegra (fexofenadine) in the U.S. in September 2005. In addition, as a result of the introduction of a competitor’s product for pegylated interferon and the introduction of generic ribavirin, the value of PEG-INTRON (pegylated interferon) and REBETOL (ribavirin) combination therapy for hepatitis has been severely diminished and earnings and cash flow have been materially and negatively impacted.
There is a high risk that funds invested in research will not generate financial returns because the development of novel drugs requires significant expenditures with a low probability of success.
      There is a high rate of failure inherent in the research to develop new drugs to treat diseases. As a result, there is a high risk that funds invested in research programs will not generate financial returns. This risk profile is compounded by the fact that this research has a long investment cycle. To bring a pharmaceutical compound from the discovery phase to market may take a decade or more and failure can occur at any point in the process, including later in the process after significant funds have been invested.
The Company’s success is dependent on the development and marketing of new products, and uncertainties in the regulatory and approval process may result in the failure of products to reach the market.
      Products that appear promising in development may fail to reach market for numerous reasons, including the following:

•	findings of ineffectiveness or harmful side effects in clinical or pre-clinical testing;

•	failure to receive the necessary regulatory approvals, including delays in the approval of new products and new indications;

•	lack of economic feasibility due to manufacturing costs or other factors; and

•	preclusion from commercialization by the proprietary rights of others.
Intellectual property protection is an important contributor to the Company’s profitability and as patents covering the Company’s products expire or if they are found to be invalid, generic forms of the Company’s products may be introduced to the market, which may have a material and negative affect on results of operations.
      Intellectual property protection is critical to Schering-Plough’s ability to successfully commercialize its products. Upon the expiration or the successful challenge of the Company’s patents covering a product, competitors may introduce generic versions of such products, which may include the Company’s well-

established products. Such generic competition could result in the loss of a significant portion of sales or downward pressures on the prices at which the Company offers formerly patented products, particularly in the U.S. Patents and patent applications relating to Schering-Plough’s significant products are of material importance to Schering-Plough.
      Additionally, certain foreign governments have indicated that compulsory licenses to patents may be granted in the case of national emergencies, which could diminish or eliminate sales and profits from those regions and negatively affect the Company’s results of operations.
Patent disputes can be costly to prosecute and defend and adverse judgments could result in damage awards, increased royalties and other similar payments and decreased sales.
      Patent positions can be highly uncertain and patent disputes in the pharmaceutical industry are not unusual. An adverse result in a patent dispute involving the Company’s patents may lead to a loss of market exclusivity and render the Company’s patents invalid. An adverse result in a patent dispute involving patents held by a third party may preclude the commercialization of the Company’s products, force the Company to obtain licenses in order to continue manufacturing or marketing the affected products, negatively affect sales of existing products or result in injunctive relief and payment of financial remedies. For example, the Company’s product, DR. SCHOLL’S FREEZE AWAY wart removal product, is currently the subject of a patent infringement action brought by a third party company, and an adverse outcome in this action may result in the Company’s inability to continue manufacturing the product.
      Even if the Company is ultimately successful in a particular dispute, the Company may incur substantial costs in defending its patents and other intellectual property rights. For example, a generic manufacturer may file an Abbreviated New Drug Application seeking approval after the expiration of the applicable data exclusivity and alleging that one or more of the patents listed in the innovator’s New Drug Application are invalid or not infringed. This allegation is commonly known as a Paragraph IV certification. The innovator then has the ability to file suit against the generic manufacturer to enforce its patents. In recent years, generic manufacturers have used Paragraph IV certifications extensively to challenge patents on a wide array of innovative pharmaceuticals, and it is anticipated that this trend will continue. The potential for litigation regarding Schering-Plough’s intellectual property rights always exists and may be initiated by third parties attempting to abridge Schering-Plough’s rights, as well as by Schering-Plough in protecting its rights.
U.S. and foreign regulations, including those establishing the Company’s ability to price products, may negatively affect the Company’s sales and profit margins.
      The Company faces increased pricing pressure in the U.S. and abroad from managed care organizations, institutions and government agencies and programs that could negatively affect the Company’s sales and profit margins. For example, the Medicare Prescription Drug Improvement and Modernization Act of 2003 contains a prescription drug benefit for individuals who are eligible for Medicare. The prescription drug benefit became effective on January 1, 2006, and it is anticipated that it may result in increased purchasing power of those negotiating on behalf of Medicare recipients.
      In addition to legislation concerning price controls, other trends that could affect the Company’s business include legislative or regulatory action relating to pharmaceutical pricing and reimbursement, health care reform initiatives and drug importation legislation, involuntary approval of medicines for OTC use, consolidation among customers, and trends toward managed care and health care costs containment.
      As a result of the U.S. government’s efforts to reduce Medicaid expenses, managed care organizations continue to grow in influence and the Company faces increased pricing pressure as managed care organizations continue to seek price discounts with respect to the Company’s products.
      In the international markets, cost control methods including restrictions on physician prescription levels and patient reimbursements, emphasis on greater use of generic drugs, and across the board price cuts may decrease revenues internationally.

There are material pending investigations against the Company, the outcome of which could include the commencement of civil and/or criminal proceedings involving the imposition of substantial fines, penalties and injunctive or administrative remedies, including exclusion from government reimbursement programs.
      The Company cannot predict with certainty the outcome of the pending investigations to which it is subject, any of which may lead to a judgment or settlement involving a significant monetary award or restrictions on its operations.
      The pricing, sales and marketing programs and arrangements, and related business practices of the Company and other participants in the health care industry are under increasing scrutiny from federal and state regulatory, investigative, prosecutorial and administrative entities. These entities include the Department of Justice and its U.S. Attorney’s Offices, the Office of Inspector General of the Department of Health and Human Services, the FDA, the Federal Trade Commission and various state Attorneys General offices. Many of the health care laws under which certain of these governmental entities operate, including the federal and state anti-kickback statutes and statutory and common law false claims laws, have been construed broadly by the courts and permit the government entities to exercise significant discretion. In the event that any of those governmental entities believes that wrongdoing has occurred, one or more of them could institute civil or criminal proceedings, which, if instituted and resolved unfavorably, could subject the Company to substantial fines, penalties and injunctive or administrative remedies, including exclusion from government reimbursement programs. The Company also cannot predict whether any investigations will affect its marketing practices or sales. Any such result could have a material adverse impact on the Company’s results of operations, cash flows, financial condition, or its business.
      Regardless of the merits or outcomes of these investigations, government investigations are costly, divert management’s attention from the Company’s business and may result in substantial damage to the Company’s reputation. Please refer to Item 3. Legal Proceedings in this report for descriptions of these pending investigations.
There are other legal matters in which adverse outcomes could negatively affect the Company’s business.
      Unfavorable outcomes in other pending litigation matters, including litigation concerning product pricing, securities law violations, product liability claims, ERISA matters, patent and intellectual property disputes, and antitrust matters could preclude the commercialization of products, negatively affect the profitability of existing products, materially and adversely affect the Company’s financial condition and results of operations, or subject the Company to conditions that affect business operations, such as exclusion from government reimbursement programs.
      Please refer to Item 3. Legal Proceedings in this report for descriptions of significant pending litigation.
The Company is subject to governmental regulations, and the failure to comply with, as well as the costs of compliance of, these regulations may adversely affect the Company’s financial position and results of operations.
      The Company’s manufacturing facilities must meet stringent regulatory standards and are subject to regular inspections. The cost of regulatory compliance, including that associated with compliance failures, can materially affect the Company’s financial position and results of operations. Failure to comply with regulations, which include pharmacovigilance reporting requirements and standards relating to clinical, laboratory and manufacturing practices, can result in delays in the approval of drugs, seizure or recalls of drugs, suspension or revocation of the authority necessary for the production and sale of drugs, fines and other civil or criminal sanctions.
      For example, in May 2002, the Company agreed with the FDA to the entry of a Consent Decree to resolve issues related to compliance with current Good Manufacturing Practices at certain of the Company’s facilities in New Jersey and Puerto Rico. The Consent Decree work placed significant additional controls on production and release of products from these sites, which increased costs and slowed production and led to a reduction in the number of products produced at the sites. Further, the Company’s research and development operations were negatively impacted by the Consent Decree because these operations share common facilities with the manufacturing operations.
      The Company also is subject to other regulations, including environmental, health and safety and labor regulations.
Developments following regulatory approval may decrease demand for the Company’s products.
      Even after a product reaches market, certain developments following regulatory approval may decrease demand for the Company’s products, including the following:

•	the re-review of products that are already marketed;

•	uncertainties concerning safety labeling changes; and

•	greater scrutiny in advertising and promotion.
      Recently, clinical trials and post-marketing surveillance of certain marketed drugs of competitors within the industry have raised safety concerns that have led to recalls, withdrawals or adverse labeling of marketed products. These situations also have raised concerns among some prescribers and patients relating to the safety and efficacy of pharmaceutical products in general, which have negatively affected the sales of such products.
      In addition, following the wake of recent product withdrawals of other companies and other significant safety issues, health authorities such as the FDA, the European Medicines Agency and the Pharmaceuticals and Medicines Device Agency have increased their focus on safety, when assessing the benefit/risk balance of drugs. Some health authorities appear to have become more cautious when making decisions about approvability of new products or indications and are re-reviewing select products which are already marketed, adding further to the uncertainties in the regulatory processes. There is also greater regulatory scrutiny, especially in the United States, on advertising and promotion and in particular direct-to-consumer advertising.
      If previously unknown side effects are discovered or if there is an increase in the prevalence of negative publicity regarding known side effects of any of the Company’s products, it could significantly reduce demand for the product or may require the Company to remove the product from the market.
New products and technological advances developed by the Company’s competitors may negatively affect sales.
      The Company operates in a highly competitive industry. Many of the Company’s competitors have been conducting research and development in areas both served by the Company’s current products and by those products the Company is in the process of developing. Competitive developments that may impact the Company include technological advances by, patents granted to, and new products developed by competitors or new and existing generic, prescription and/or OTC products that compete with products of Schering-Plough or the Merck/ Schering-Plough Cholesterol Partnership. In addition, it is possible that doctors, patients and providers may favor those products offered by competitors due to safety, efficacy, pricing or reimbursement characteristics, and as a result the Company will be unable to maintain its sales for such products.
Because the Company often competes with other companies to acquire or license products (whether in early stage development or already approved for commercial sale) that the Company believes to be clinically or commercially attractive, it may be difficult for the Company to enter into such transactions.
      One aspect of the Company’s business is to acquire or license rights to develop or sell products from other companies. It may be challenging to acquire or license products that the Company believes to be clinically or commercially attractive on acceptable terms or at all because the Company competes for these opportunities against companies that often have far greater financial resources than the Company. The Company’s prospects may be adversely affected if it is unable to obtain rights to additional products on acceptable terms.

The Company relies on third party relationships for its key products and changes to the third parties that are outside its control may impact the business.
      The Company relies on third party relationships for many of its key products. Any time that third parties are involved, there may be changes to or influences or impact on the third parties that are outside the control of the Company that may also, directly or indirectly, impact the Company’s business operation.
      The Company does not have operational or financial control over these third parties and may only have limited influence, if any, with respect to the manner in which they conduct their businesses or behave in their relationships with the Company. Also, in many cases, these third parties may offer or develop products that may compete with the Company’s products or have other conflicting interests relative to the Company.
The Company operates a global business that exposes the Company to additional risks, and any adverse events could have a material negative impact on results of operations.
      The Company operates in over 120 countries, and non-U.S. operations generate the majority of the Company’s profit and cash flow. Non-U.S. operations are subject to certain risks, which are inherent in conducting business overseas. These risks include possible nationalization, expropriation, importation limitations, pricing and reimbursement restrictions, and other restrictive governmental actions or economic destabilization. Also, fluctuations in inflation, interest rate, and foreign currency exchange rates can impact Schering-Plough’s consolidated financial results.
      In addition, there may be changes to the Company’s business and political position if there is instability, disruption or destruction in a significant geographic region, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest; and natural or man-made disasters, including famine, flood, fire, earthquake, storm or disease.
Insurance coverage for product liability may become unavailable or cost prohibitive.
      The Company maintains insurance coverage with such deductibles and self-insurance to reflect market conditions (including cost and availability) existing at the time it is written, and the relationship of insurance coverage to self-insurance varies accordingly. However, as a result of increased product liability claims in the pharmaceutical industry, the availability of third party insurance may become unavailable or cost prohibitive.
The Company is subject to evolving and complex tax laws, which may result in additional liabilities that may affect results of operations.
      The Company is subject to evolving and complex tax laws in the U.S. and in foreign jurisdictions. Significant judgment is required for determining the Company’s tax liabilities, and the Company’s tax returns are periodically examined by various tax authorities. The Company’s U.S. federal income tax returns for the 1997-2002 period are currently under audit by the Internal Revenue Service. The Company may be challenged by the IRS and other tax authorities on positions it has taken in its income tax returns. Although the Company believes that its accrual for tax contingencies is adequate for all open years, based on past experience, interpretations of tax law, and judgments about potential actions by tax authorities, due to the complexity of tax contingencies, the ultimate resolution may result in payments that materially affect shareholders’ equity, liquidity and/or cash flow.
      In addition, the Company may be impacted by changes in tax laws including tax rate changes, new tax laws and revised tax law interpretations in domestic and foreign jurisdictions.

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
      Schering-Plough’s corporate headquarters is located in Kenilworth, New Jersey. Principal research facilities are located in Kenilworth, Union and Summit, New Jersey; Palo Alto, California; and Elkhorn, Nebraska. Principal manufacturing facilities are as follows:

Location	Product Type

Kenilworth, New Jersey	Pharmaceuticals, Consumer Products
Omaha, Nebraska	Animal Health
Cleveland, Tennessee	Consumer Products
Puerto Rico	Pharmaceuticals
Belgium	Pharmaceuticals
Ireland	Pharmaceuticals, Consumer Products, Animal Health
Mexico	Pharmaceuticals
Singapore	Pharmaceuticals
      The Company anticipates capital expenditures of up to $300 million over the next several years for a U.S. pharmaceutical sciences center.

Item 3.	Legal Proceedings
      Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Schering-Plough Corporation or any of its subsidiaries or to which any of their property is subject, are disclosed below.
      Additional information on legal proceedings, including important financial information, can be found in the Litigation Charges discussion in Note 2, “Special Charges” and Note 19, “Legal, Environmental and Regulatory Matters” contained in Item 8, Financial Statements and Supplementary Data, and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this 10-K.
Patent Matters
      As described in “Patents, Trademarks, and Other Intellectual Property Rights” under Part I, Business in this 10-K, intellectual property protection is critical to Schering-Plough’s ability to successfully commercialize its product innovations. The potential for litigation regarding Schering-Plough’s intellectual property rights always exists and may be initiated by third parties attempting to abridge Schering-Plough’s rights, as well as by Schering-Plough in protecting its rights. Patent matters described below have a potential material effect on the Company.
      DR. SCHOLL’S FREEZE AWAY Patent. On July 26, 2004, OraSure Technologies filed an action in the U.S. District Court for the Eastern District of Pennsylvania alleging patent infringement by Schering-Plough Healthcare Products by its sale of DR. SCHOLL’S FREEZE AWAY wart removal product. The complaint seeks a permanent injunction and unspecified damages, including treble damages.
Investigations
      Massachusetts Investigation. The U.S. Attorney’s Office for the District of Massachusetts is investigating a broad range of the Company’s sales, marketing and clinical trial practices and programs along with those of Warrick Pharmaceuticals (Warrick), the Company’s generic subsidiary. The investigation is focused on the following alleged practices: providing remuneration to managed care organizations, physicians and others to induce the purchase of Schering pharmaceutical products; off-label marketing of drugs; and submitting false pharmaceutical pricing information to the government for purposes of calculating rebates required to be paid to the Medicaid program. The Company is cooperating with this investigation.
      The outcome of this investigation could include the commencement of civil and/or criminal proceedings involving the imposition of substantial fines, penalties and injunctive or administrative remedies, including exclusion from government reimbursement programs. The Company has recorded a liability of $500 million related to this investigation as well as the investigations described below under “AWP Investigations” and the state litigation described below under “AWP Litigation.” It is reasonably possible that a settlement of the investigation could involve amounts materially in excess of this accrual.
      AWP Investigations. The Company continues to respond to existing and new investigations by the Department of Health and Human Services, the Department of Justice and several states into industry and Company practices regarding average wholesale price (AWP). These investigations relate to whether the AWP used by pharmaceutical companies for certain drugs improperly exceeds the average prices paid by providers and, as a consequence, results in unlawful inflation of certain government drug reimbursements that are based on AWP. The Company is cooperating with these investigations. The outcome of these investigations could include the imposition of substantial fines, penalties and injunctive or administrative remedies.
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
Pricing Matters
      AWP Litigation. The Company continues to respond to existing and new litigation by certain states and private payors into industry and Company practices regarding average wholesale price (AWP). These litigations relate to whether the AWP used by pharmaceutical companies for certain drugs improperly exceeds the average prices paid by providers and, as a consequence, results in unlawful inflation of certain reimbursements for drugs by state programs and private payors that are based on AWP. The complaints allege violations of federal and state law, including fraud, Medicaid fraud and consumer protection violations, among other claims. In the majority of cases, the plaintiffs are seeking class certifications. In some cases, classes have been certified. The outcome of these litigations could include substantial damages, the imposition of substantial fines, penalties and injunctive or administrative remedies.
Securities and Class Action Litigation
      Federal Securities Litigation. Following the Company’s announcement that the FDA had been conducting inspections of the Company’s manufacturing facilities in New Jersey and Puerto Rico and had issued reports citing deficiencies concerning compliance with current Good Manufacturing Practices, several lawsuits were filed against the Company and certain named officers. These lawsuits allege that the defendants violated the federal securities law by allegedly failing to disclose material information and making material misstatements. Specifically, they allege that the Company failed to disclose an alleged serious risk that a new drug application for CLARINEX would be delayed as a result of these manufacturing issues, and they allege that the Company failed to disclose the alleged depth and severity of its manufacturing issues. These complaints were consolidated into one action in the U.S. District Court for the District of New Jersey, and a consolidated amended complaint was filed on October 11, 2001, purporting to represent a class of shareholders who purchased shares of Company stock from May 9, 2000 through February 15, 2001. The complaint seeks compensatory damages on behalf of the class. The Court certified the shareholder class on October 10, 2003. Discovery is ongoing.
      Shareholder Derivative Actions. Two lawsuits were filed in the U.S. District Court for the District of New Jersey, against the Company, certain officers, directors and a former director seeking damages on behalf of the Company, including disgorgement of trading profits made by defendants allegedly obtained on the basis of material non-public information. The complaints allege a failure to disclose material information and breach of fiduciary duty by the directors, relating to the FDA inspections and investigations into the Company’s pricing practices and sales, marketing and clinical trials practices. These lawsuits are shareholder derivative actions that purport to assert claims on behalf of the Company. The two shareholder derivative actions pending in the U.S. District Court for the District of New Jersey were consolidated into one action on August 20, 2001, which is in its very early stages.
      Product Liability. The Company previously disclosed that it was a defendant in putative class action lawsuits involving alleged claims for personal injuries arising from the plaintiffs’ ingestion of phenylpropanolamine-containing cough/cold remedies (“PPA” products), and other class action lawsuits in which plaintiffs asserted claims for personal injuries arising from their use of laxative products and sought a refund of the purchase price of laxatives they purchased. These lawsuits have been dismissed or resolved. Any amounts paid to resolve these matters were immaterial. While no class action lawsuits currently exist concerning PPA claims, individual lawsuits involving PPA products are still pending. The Company deems the pending lawsuits to be immaterial in the aggregate. The Company also previously disclosed that it was the defendant in individual lawsuits relating to recalled albuterol/ VANCERIL/ VANCENASE inhalers. These lawsuits have been dismissed or resolved. Any amounts paid to resolve these lawsuits were immaterial.
      ERISA Litigation. On March 31, 2003, the Company was served with a putative class action complaint filed in the U.S. District Court in New Jersey alleging that the Company, retired Chairman, CEO and President Richard Jay Kogan, the Company’s Employee Savings Plan (Plan) administrator, several current and former directors, and certain corporate officers (Messrs. LaRosa and Moore) breached their fiduciary obligations to certain participants in the Plan. The complaint seeks damages in the amount of losses allegedly suffered by the Plan. The complaint was dismissed on June 29, 2004. The plaintiffs appealed. On August 19, 2005 the U.S. Court of Appeals for the Third Circuit reversed the dismissal by the District Court and the matter has been remanded back to the District Court for further proceedings.
      K-DUR Antitrust litigation. K-DUR is Schering-Plough’s long-acting potassium chloride product supplement used by cardiac patients. Following the commencement of the FTC administrative proceeding described below, alleged class action suits were filed in federal and state courts on behalf of direct and indirect purchasers of K-DUR against Schering-Plough, Upsher-Smith and Lederle. These suits claim violations of federal and state antitrust laws, as well as other state statutory and common law causes of action. These suits seek unspecified damages. Discovery is ongoing.
Antitrust Matters
      K-DUR. Schering-Plough had settled patent litigation with Upsher-Smith, Inc. (Upsher-Smith) and ESI Lederle, Inc. (Lederle), relating to generic versions of K-DUR for which Lederle and Upsher Smith had filed Abbreviated New Drug Applications. On April 2, 2001, the FTC started an administrative proceeding against Schering-Plough, Upsher-Smith and Lederle alleging anti-competitive effects from those settlements. The administrative law judge issued a decision that the patent litigation settlements complied with the law in all respects and dismissed all claims against the Company. The FTC Staff appealed that decision to the full Commission. The Commission reversed the decision of the administrative law judge, ruling that the settlements did violate the antitrust laws. The full Commission issued a cease and desist order imposing various injunctive restraints. The federal court of appeals set aside that 2003 Commission ruling and vacated the cease and desist order. On August 29, 2005, the FTC filed a petition seeking a hearing by the U.S. Supreme Court.
Senate Finance Committee Inquiry
      In January 2006, the United States Senate Committee on Finance followed up on previous requests to the Company with a request for further information on the Company’s practices relating to educational and other grants. The Company understands that the Committee has directed similar follow-up requests to other pharmaceutical companies. The Company is cooperating with the Committee and is in the process of responding to its requests.
Tax Matters
      In October 2001, IRS auditors asserted that two interest rate swaps that the Company entered into with an unrelated party should be recharacterized as loans from affiliated companies, resulting in additional tax liability for the 1991 and 1992 tax years. In September 2004, the Company made payments to the IRS in the amount of $194 million for income tax and $279 million for interest. The Company filed refund claims for the tax and interest with the IRS in December 2004. Following the IRS’s denial of the Company’s claims for a refund, the Company filed suit in May 2005 in the U.S. District Court for the District of New Jersey for refund of the full amount of the tax and interest. This refund litigation is currently in the discovery phase. The Company’s tax reserves were adequate to cover the above-mentioned payments.
Pending Administrative Obligations
      In connection with the settlement of an investigation with the U.S. Department of Justice and the U.S. Attorney’s Office for the Eastern District of Pennsylvania, the Company entered into a five-year corporate integrity agreement (CIA). As disclosed in Note 18 “Consent Decree,” the Company is subject to obligations under a Consent Decree with the FDA. Failure to comply with the obligations under the CIA or the Consent Decree can result in financial penalties.
      For a discussion of pending pharmacovigilance matters resulting from pharmacovigilance inspections by officials of the British and French medicines agencies conducted at the request of the European Agency for the Evaluation of Medicinal Products (EMEA), refer to “Regulatory and Competitive Environment in Which the Company Operates” in Management’s Discussion and Analysis in this 10-K.
Other Matters
      Biopharma Contract Dispute. Biopharma S.r.l. filed a claim in the Civil Court of Rome on July 21, 2004 (docket no. 57397/2004, 9th Chamber), against certain Schering-Plough subsidiaries. The complaint alleges that Schering-Plough did not fulfill its duties under distribution and supply agreements between Biopharma and a Schering-Plough subsidiary for distribution by Schering-Plough of generic products manufactured by Biopharma to hospitals and to pharmacists in France.

Item 4.	Submission of Matters to a Vote of Security Holders
      Not applicable.

Executive Officers of the Registrant
      Listed below are the executive officers and corporate officers of the Company. Unless otherwise indicated, each has held the position indicated for the past five years. Officers serve for one year and until their successors have been duly appointed.

Name	Title	Age

Robert J. Bertolini*	Executive Vice President and Chief Financial Officer(1)	44
C. Ron Cheeley*	Senior Vice President, Global Human Resources(2)	55
Carrie S. Cox*	Executive Vice President and President, Global Pharmaceuticals(3)	48
William J. Creelman	Vice President, Tax(4)	51
Douglas J. Gingerella*	Vice President and Controller(5)	47
Fred Hassan*	Chairman and Chief Executive Officer(6)	60
Thomas H. Kelly	Vice President, Corporate Business Development(7)	56
Raul E. Kohan*	Group Head, Global Specialty Operations, and President, Animal Health	53
Joseph J. LaRosa	Vice President, Legal Affairs(8)	47
Ian A.T. McInnes	Senior Vice President, Global Supply Chain(9)	53
E. Kevin Moore	Vice President and Treasurer	53
Cecil B. Pickett, Ph.D.*	Senior Vice President and President, Schering-Plough Research Institute Division(10)	60
Anne Renahan	Vice President, Global Internal Audits(11)	47
Thomas J. Sabatino, Jr.*	Executive Vice President and General Counsel(12)	47
Karl Salnoske	Vice President and Chief Information Officer(13)	52
Brent Saunders*	Senior Vice President, Global Compliance and Business Practices(14)	36
Susan Ellen Wolf	Corporate Secretary, Associate General Counsel and Vice President, Corporate Governance(15)	51

*	Officers as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934.

(1)	Mr. Bertolini joined the Company in 2003 as Executive Vice President and Chief Financial Officer. Mr. Bertolini was a partner at PricewaterhouseCoopers from 1993 to 2003.

(2)	Mr. Cheeley joined the Company in 2003 as Senior Vice President, Global Human Resources. Mr. Cheeley was Group Vice President, Global Compensation and Benefits, Pharmacia Corporation from 1998 to 2003.

(3)	Ms. Cox joined the Company in 2003 as Executive Vice President and President, Global Pharmaceuticals. Ms. Cox was Executive Vice President and President, Global Prescription Business, Pharmacia Corporation from 1999 to 2003.

(4)	Mr. Creelman joined the Company in 2004 as Vice President, Tax. Mr. Creelman was Senior Tax Counsel, Pfizer from 2003 to 2004. Mr. Creelman was Assistant Vice President — International Tax, CIGNA Corporation from 2002 to 2003 and Vice President Tax — U.S., SmithKline Beecham from 1996 to 2001.

(5)	Mr. Gingerella was named Vice President and Controller in 2004. Mr. Gingerella was Vice President, Corporate Audits from 1999 to 2004.

(6)	Mr. Hassan joined the Company in 2003 as Chairman of the Board and Chief Executive Officer. Mr. Hassan was Chairman of the Board and Chief Executive Officer of Pharmacia Corporation from 2001 to 2003.

(7)	Mr. Kelly became Vice President, Corporate Business Development in 2004. Mr. Kelly was Vice President and Controller from 1991 to 2004.

(8)	Mr. LaRosa became Vice President, Legal Affairs in 2004. Mr. LaRosa was Staff Vice President, Secretary and Associate General Counsel from 2001 to 2004.

(9)	Dr. McInnes joined the Company in 2004 as Senior Vice President, Global Supply Chain. Dr. McInnes was Senior Vice President, Global Supply Chain, Pharmacia Corporation from 1994 to 2003 and Executive Vice President, Supply Chain, Watson Pharmaceuticals, Inc. from 2003 to 2004.

(10)	Dr. Pickett was named Senior Vice President in 2004. Dr. Pickett joined Schering-Plough Research Institute in 1993 as Executive Vice President, Discovery Research, Schering-Plough Research Institute and in 2002 was named President of Schering-Plough Research Institute.

(11)	Ms. Renahan joined the Company in 2004 as Vice President, Global Internal Audits. Ms. Renahan was Executive Director and Controller, Eisai Inc. from 1999 to 2004.

(12)	Mr. Sabatino joined the Company in 2004 as Executive Vice President and General Counsel. Mr. Sabatino was Senior Vice President and General Counsel, Baxter International, Inc. from 2001 to 2004.

(13)	Mr. Salnoske joined the Company in 2004 as Vice President and Chief Information Officer. Mr. Salnoske was CEO of Adaptive Trade from 2001 to 2004.

(14)	Mr. Saunders joined the Company in 2003 as Senior Vice President, Global Compliance and Business Practices. Mr. Saunders was a partner at PricewaterhouseCoopers from 2000 to 2003.

(15)	Ms. Wolf was named Vice President, Corporate Secretary and Associate General Counsel in 2004. She held various positions in Schering-Plough’s Law Department from 2002 to 2004. She was Senior Attorney, Delta Airlines from 2000 to 2002.

Part II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
      The common share dividends, share price data and the approximate number of holders of record are set forth under Item 8, Financial Statements and Supplementary Data, in this 10-K.
      The following table provides information with respect to purchases by the Company of its common shares during the fourth quarter of 2005.
ISSUER PURCHASES OF EQUITY SECURITIES

				Total Number of	Maximum Number
				Shares Purchased as	of Shares that May
			Average	Part of Publicly	Yet Be Purchased
	Total Number of		Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchased		per Share	Programs	Programs

October 1, 2005 through October 31, 2005	8,577	(1)	$20.49	N/A	N/A
November 1, 2005 through November 30, 2005	1,850	(1)	$19.69	N/A	N/A
December 1, 2005 through December 31, 2005	357,331	(1)	$19.72	N/A	N/A
Total October 1, 2005 through December 31, 2005	367,758	(1)	$19.74	N/A	N/A

(1)	All of the shares included in the table above were repurchased pursuant to the Company’s stock incentive program and represent shares delivered to the Company by option holders for payment of the exercise price and tax withholding obligations in connection with stock options and stock awards.

Item 6.	Selected Financial Data

	2005	2004	2003	2002	2001

	(In millions, except per share figures and percentages)
Operating Results
Net sales	$9,508	$8,272	$8,334	$10,180	$9,762
Income/(loss) before income taxes(1)	497	(168)	(46)	2,563	2,523
Net income/(loss)(1)	269	(947)	(92)	1,974	1,943
Net income/(loss) available to common shareholders	183	(981)	(92)	1,974	1,943
Diluted earnings/(loss) per common share(1)	0.12	(0.67)	(0.06)	1.34	1.32
Basic earnings/(loss) per common share(1)	0.12	(0.67)	(0.06)	1.35	1.33
Research and development expenses	1,865	1,607	1,469	1,425	1,312
Depreciation and amortization expenses	486	453	417	372	320
Financial Position and Cash Flows
Property, net	$4,487	$4,593	$4,527	$4,236	$3,814
Total assets	15,469	15,911	15,271	14,136	12,174
Long-term debt	2,399	2,392	2,410	21	112
Shareholders’ equity	7,387	7,556	7,337	8,142	7,125
Capital expenditures	478	489	711	776	759
Financial Statistics
Net income/(loss) as a percent of net sales	2.8%	(11.4)%	(1.1)%	19.4%	19.9%
Return on average shareholders’ equity	3.6%	(12.7)%	(1.2)%	25.9%	29.3%
Net book value per common share(2)	$4.77	$4.91	$4.99	$5.55	$4.86
Other Data
Cash dividends per common share	$.22	$.22	$.565	$.67	$.62
Cash dividends on common shares	324	324	830	983	911
Cash dividends on preferred shares	86	30	—	—	—
Average shares outstanding used in calculating diluted earnings/(loss) per common share	1,484	1,472	1,469	1,470	1,470
Average shares outstanding used in calculating basic earnings/(loss) per common share	1,476	1,472	1,469	1,466	1,463
Common shares outstanding at year-end	1,479	1,474	1,471	1,468	1,465

(1)	2005, 2004, 2003, 2002 and 2001 include Special charges of $294, $153, $599, $150 and $500, respectively. See Note 2, “Special Charges,” under Item 8, Financial Statements and Supplementary Data, in this 10-K for additional information.

(2)	Assumes conversion of all preferred shares into approximately 69 million common shares for 2005 and 65 million common shares for 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
      The Company’s financial situation continues to improve, as discussed below. The Company’s cholesterol franchise products, VYTORIN and ZETIA, are the primary drivers of this improvement. ZETIA is the Company’s novel cholesterol absorption inhibitor. VYTORIN is the combination of ZETIA and Zocor, Merck & Co., Inc.’s (Merck) statin medication. These two products have been launched through a joint venture between the Company and Merck. ZETIA (ezetimibe), marketed in Europe as EZETROL, is marketed for use either by itself or together with statins for the treatment of elevated cholesterol levels. ZETIA/ EZETROL has been launched in more than 60 countries. VYTORIN (ezetimibe/simvastatin), marketed as INEGY internationally, has been launched in over 20 countries, including the United States.
      The Company currently expects its cholesterol franchise to continue to grow. The financial commitment to compete in the cholesterol reduction market is shared with Merck and profits from the sales of VYTORIN and ZETIA are also shared with Merck. The operating results of the joint venture with Merck are recorded using the equity method of accounting. Outside of the joint venture with Merck, in the Japanese market, Bayer Healthcare will co-market the Company’s cholesterol-absorption inhibitor, ZETIA, upon approval. Due to a backlog of new drug applications in Japan, the Company cannot precisely predict the timing of this approval.
      The cholesterol-reduction market is the single largest pharmaceutical category in the world. VYTORIN and ZETIA are competing in this market, and on a combined basis, these products continued to grow in terms of market share during 2005. As a franchise, the two products together have captured more than 14 percent of new prescriptions for the U.S. cholesterol management market (based on January 2006 IMS data). VYTORIN currently ranks as the third-leading prescription product for treating patients with high cholesterol (based on new prescriptions). To date, physicians have written more than 11 million total prescriptions for VYTORIN in the U.S. ZETIA sales continue to grow even as VYTORIN grows its market share.
      During 2005, the Company’s results of operations and cash flows were driven significantly by the performance of VYTORIN and ZETIA. As a result, the Company’s ability to generate profits is predominantly dependent upon the performance of the VYTORIN and ZETIA cholesterol franchise, which dependence is expected to continue for some time. For 2005, equity income from the cholesterol joint venture was $873 million and net income available to common shareholders was $183 million. Additional information regarding the joint venture with Merck is also included in Note 3, “Equity Income from Cholesterol Joint Venture,” under Item 8, Financial Statements and Supplementary Data, in this 10-K. Although it is expected that operating cash flow, existing cash and investments, including funds repatriated under the American Jobs Creation Act of 2004 (AJCA), will fund the Company’s operations for the near and intermediate term, as discussed in more detail below, future cash flows are also dependent upon the performance of VYTORIN and ZETIA. The Company must generate profits and cash flows to maintain and enhance its infrastructure and business as discussed above.
      Sales of the products may be impacted by the introduction of new innovative competing treatments and generic versions of existing products. In this regard, the Company expects that generic forms of Pravachol and Zocor, two existing well-established cholesterol-management products, will be introduced in the U.S. as they lose patent protection beginning in 2006 (generics have been introduced during 2005 in some international markets). The Company cannot reasonably predict what effect the introduction of generic forms of cholesterol management products may have on VYTORIN and ZETIA, although the decisions of government entities, managed care groups and other groups concerning formularies and reimbursement policies could potentially negatively impact the dollar size and/or growth of the cholesterol management market, including VYTORIN and ZETIA. A material change in the sales or market share of VYTORIN and ZETIA would have a significant impact on the Company’s operations and cash flow.
      REMICADE is prescribed for the treatment of rheumatoid arthritis, early rheumatoid arthritis, psoriatic arthritis, Crohn’s disease and ankylosing spondylitis, and recently gained approval in Europe for psoriasis. REMICADE is the Company’s second largest marketed pharmaceutical product line (after the cholesterol franchise). This product is licensed from and manufactured by Centocor, Inc., a Johnson & Johnson company. The Company has the exclusive marketing rights to this product outside of the U.S., Japan, China (including Hong Kong), Taiwan and Indonesia. During the third quarter of 2005, the Company exercised an option under its contract with Centocor for license rights to develop and commercialize golimumab, a fully human monoclonal antibody, in the same territories as REMICADE. Golimumab is currently under Phase III trials. Centocor believes these rights to golimumab expire in 2014, while the Company believes these rights extend beyond 2014. The parties are working together to move forward with their collaboration on golimumab, and steps are being taken to resolve the difference of opinion as to the expiration date.
      As is typical in the pharmaceutical industry, the Company licenses manufacturing, marketing and/or distribution rights to certain products to others, and also manufactures, markets and/or distributes products owned by others pursuant to licensing and joint venture arrangements. Any time that third parties are involved, there are additional factors relating to the third party and outside the control of the Company that may create positive or negative impacts on the Company. VYTORIN, ZETIA and REMICADE are subject to such arrangements and are key to the Company’s current business and financial performance.
      In addition, any potential strategic alternatives may be impacted by the change of control provisions in those arrangements, which could result in VYTORIN and ZETIA being acquired by Merck or REMICADE reverting back to Centocor. The change in control provision relating to VYTORIN and ZETIA is included in the contract with Merck, filed as Exhibit 10(q) to the Company’s 10-K, and the change of control provision relating to REMICADE is contained in the contract with Centocor, filed as Exhibit 10(u) to the Company’s 10-K.
      During the period from 2002 to 2004, the Company experienced a number of negative events that have strained and continue to strain the Company’s financial resources. While as explained below, the Company’s overall financial situation began to improve in 2005, these negative events remain relevant to understand the Company’s current challenges. These negative events included, but were not limited to, the following matters:

•	Entered into a formal Consent Decree with the FDA in 2002 and agreed to implement a cGMP Work Plan and revalidate manufacturing processes at certain manufacturing sites in the U.S. and Puerto Rico. The Company has completed all of the significant steps of the cGMP Work Plan and validation actions required by December 31, 2005, under the Consent Decree. These are subject to certification by an external third party and review and approval by the FDA. Under the terms of the Decree, provided that the FDA has not notified the Company of a significant violation of FDA law, regulations, or the Decree in the five year period since the Decree’s entry, May 2002 through May 2007, the Company may petition the court to have the Decree dissolved and the FDA will not oppose the Company’s petition. The Company has incurred significant costs associated with manufacturing compliance efforts as part of the Consent Decree. Incremental compliance costs will be incurred through the completion of the third party certification and FDA review and approval process. In addition, the Company has found it necessary to discontinue certain older profitable products and outsource other products.

•	Switch of CLARITIN in the U.S., beginning in December 2002, from prescription to OTC status. This switch coupled with private label competition has resulted in substantially lower overall sales of this product starting in 2003 as well as lower average unit selling price for this product and ongoing intense competition. The Company’s exposure to powerful retail purchasers has also increased.

•	Market shares and sales levels of certain other Company products fell significantly and have experienced increased competition. Some of these products continue to compete in declining or volatile markets.

•	Investigations into certain of the Company’s sales and marketing practices by the U.S. Attorney’s Offices in Massachusetts and Pennsylvania. During 2004, the Company made payments totaling $294 million to the U.S. Attorney’s Office for the Eastern District of Pennsylvania in settlement of that investigation.

      In response to these matters, beginning in April 2003, the Board of Directors named Fred Hassan as the new Chairman of the Board and Chief Executive Officer of Schering-Plough Corporation. Under his leadership, a new leadership team was recruited and a six- to eight-year, five-phase Action Agenda was formulated with the goal of stabilizing, repairing and turning around the Company. In October 2005, the Company announced that it has entered the third, Turnaround, phase of the Action Agenda. The beginning of the Turnaround phase had been defined as achieving three consecutive quarters of sales and earnings growth, excluding special items.

Current State of the Business
      Net sales in 2005 were $9.5 billion, an increase of $1.2 billion, or 15 percent, over the 2004 period. The increase was driven primarily by the growth of REMICADE, PEG-INTRON, NASONEX, TEMODAR and the Animal Health business, and the U.S. sales contribution from the antibiotics AVELOX and CIPRO and other products under the agreement with Bayer that became effective in October 2004. Foreign exchange contributed 1 percent to the sales increase.
      Sales and marketing costs have increased due to the addition of Bayer sales representatives, increased selling expenses in Europe to support the continued launches of VYTORIN and ZETIA, and increased promotional spending, primarily for NASONEX, ASMANEX and the products under the agreement with Bayer.
      The Company had net income available to common shareholders of $183 million for 2005, compared to a net loss available to common shareholders of $981 million in 2004. Net income available to common shareholders for 2005 included a charge to increase the litigation reserves by $250 million resulting in a total reserve of $500 million representing the Company’s current estimate to resolve the Massachusetts investigation as well as the investigations disclosed under “AWP Investigations” and the state litigation disclosed under “AWP Litigation” in Note 19, “Legal, Environmental and Regulatory Matters,” in Item 8, Financial Statements and Supplementary Data. In addition, net income available to common shareholders also included research and development expense of approximately $124 million (or $118 million net of tax) for the license rights to develop and commercialize golimumab. Net loss available to common shareholders for 2004 included a pre-tax research and development charge of $80 million for the license of garenoxacin from Toyama Chemical Company Ltd., tax expense of $779 million which included a provision for taxes related to the planned repatriation of unremitted foreign earnings during 2005 under the American Jobs Creation Act, and a valuation reserve for net deferred tax assets in the U.S.
      Many of the Company’s manufacturing sites operate below capacity. The Company’s manufacturing sites subject to the Consent Decree remained open while the Company was performing its revalidation and cGMP Work Plan obligations under decree. However, the Consent Decree work placed significant additional controls on production and release of products from these sites, which increased costs and slowed production and led to a reduction in the product mix at the sites. Further, the Company’s research and development operations were negatively impacted by the Consent Decree because these operations share common facilities with the manufacturing operations. Although certain costs, such as those associated with third party certifications, will decrease when the completion of the Work Plan is certified, other financial impacts will continue, such as the costs of the new processes that will continue to be used and the reduced product mix and volumes at the sites.
      The Company’s manufacturing cost base is relatively fixed. Actions on the part of management to significantly reduce the Company’s manufacturing infrastructure involve complex issues. In most cases, shifting products between manufacturing plants can take many years due to construction, revalidation and registration requirements. Management continues to review the carrying value of certain manufacturing assets for indications of impairment. Future events and decisions may lead to asset impairments and/or related costs.
      During 2005, the Company repatriated approximately $9.4 billion of previously unremitted foreign earnings at a reduced tax rate as provided by the American Jobs Creation Act (AJCA). Repatriating funds under the AJCA benefits the Company in the following ways:

•	The Company’s U.S. operations currently incur significant negative cash flow. Operating cash flows, existing cash and investments, including repatriations made during 2005 under the AJCA, are expected to provide the Company with the ability to fund U.S. cash needs for the near and intermediate term. The Company will continue to use repatriated funds for AJCA qualified spending.

•	The U.S. operations during 2005 and 2004 produced U.S. tax net operating loss (U.S. NOL) carryforwards of approximately $1.5 billion. Under the AJCA, qualifying repatriations do not reduce U.S. tax losses. As such, the Company has both the cash necessary to fund its U.S. cash needs and the potential benefit of being able to carry forward U.S. NOLs to reduce future U.S. taxable income. This potential future benefit could be significant but is dependent on the Company achieving profitability in the U.S.
DISCUSSION OF OPERATING RESULTS

Net Sales
      A significant portion of net sales is made to major pharmaceutical and health care product distributors and major retail chains in the U.S. Consequently, net sales and quarterly growth comparisons may be affected by fluctuations in the buying patterns of major distributors, retail chains and other trade buyers. These fluctuations may result from seasonality, pricing, wholesaler buying decisions or other factors.
      Consolidated net sales in 2005 totaled $9.5 billion, an increase of $1.2 billion or 15 percent compared with 2004. Consolidated net sales reflected higher volumes of REMICADE, PEG-INTRON, NASONEX, TEMODAR and the inclusion of a full year of sales of AVELOX and CIPRO. In addition, foreign exchange had a favorable impact of 1 percent.
      Consolidated 2004 net sales of $8.3 billion had decreased $62 million or 1 percent as compared to 2003, primarily reflecting volume declines offset by a favorable foreign exchange rate impact of 4 percent.

      Net sales for the years ended December 31, 2005, 2004 and 2003 were as follows:

				% Increase (Decrease)

	2005	2004	2003	2005/2004	2004/2003

	(Dollars in millions)
PRESCRIPTION PHARMACEUTICALS	$7,564	$6,417	$6,611	18%	(3)%
REMICADE	942	746	540	26	38
PEG-INTRON	751	563	802	33	(30)
NASONEX	737	594	500	24	19
CLARINEX/ AERIUS	646	692	694	(7)	0
TEMODAR	588	459	324	28	42
CLARITIN Rx(a)	371	321	328	16	(2)
REBETOL	331	287	639	15	(55)
INTEGRILIN	315	325	306	(3)	6
INTRON A	287	318	409	(10)	(22)
AVELOX	228	44	—	N/M	N/M
SUBUTEX	197	185	144	6	29
CAELYX	181	150	111	21	35
CIPRO	146	43	—	N/M	N/M
ELOCON	144	168	154	(14)	9
Other Pharmaceutical	1,700	1,522	1,660	12	(8)
CONSUMER HEALTH CARE	1,093	1,085	1,026	1	6
OTC(b)	556	578	588	(4)	(2)
Foot Care	333	331	292	1	13
Sun Care	204	176	146	16	20
ANIMAL HEALTH	851	770	697	11	10

CONSOLIDATED NET SALES	$9,508	$8,272	$8,334	15%	(1)%

Certain prior year amounts have been reclassified to conform to current year presentation.
N/ M — Not a meaningful percentage.

(a)	Amounts shown include international sales of CLARITIN Rx only.

(b)	Includes OTC CLARITIN of $394, $419, and $432 in 2005, 2004 and 2003, respectively.
      International net sales of REMICADE, for the treatment of immune-mediated inflammatory disorders such as rheumatoid arthritis, early rheumatoid arthritis, psoriatic arthritis, Crohn’s disease, ankylosing spondylitis and plaque psoriasis, were up $196 million or 26 percent in 2005 to $942 million due to greater demand, expanded indications and continued market growth. Sales of REMICADE in 2004 were $746 million, up $206 million or 38 percent compared with 2003, due to greater medical use and expanded indications in European markets. In the near future, additional competitive products for the indications referred to above are likely to be introduced.
      Global net sales of PEG-INTRON Powder for Injection, a pegylated interferon product for treating hepatitis C, increased $188 million or 33 percent to $751 million compared with 2004 due to the December 2004 launch of the PEG-INTRON and REBETOL combination therapy in Japan. Sales in Japan benefited from the significant number of patients who were waiting for approval of PEG-INTRON before beginning treatment (patient warehousing). Comparisons in 2006 will be unfavorably impacted by the absence of this patient warehousing and anticipated government mandated price reductions in Japan. As a result of these factors, sales may decline materially. Sales of PEG-INTRON in the U.S. in 2005 have decreased, primarily reflecting a decline in the overall market. Sales of PEG-INTRON decreased

$239 million or 30 percent to $563 million in 2004, due primarily to loss of market share reflecting the entrance of a competitor’s new products in the hepatitis C market in 2003.
      Global net sales of NASONEX Nasal Spray, a once-daily corticosteroid nasal spray for allergies, rose 24 percent to $737 million in 2005 as the product captured greater U.S. and international market share versus the 2004 period. U.S. sales benefited from an increased promotional effort and the introduction, beginning in January 2005, of a new scent-free, alcohol-free formulation of NASONEX nasal spray. 2004 sales of NASONEX increased 19 percent versus 2003 to $594 million primarily due to international sales growth and favorable prior year trade inventory comparisons in the U.S., tempered by a decline in U.S. market share. Generic Flonase (fluticasone propionate) was approved in 2006 and may unfavorably impact the corticosteroid nasal spray market.
      Global net sales of CLARINEX (marketed as AERIUS in many countries outside the U.S.), for the treatment of seasonal outdoor allergies and year-round indoor allergies, decreased $46 million, or 7 percent, versus 2004. Sales in the U.S. decreased $95 million or 23 percent versus 2004 due to reduced market share in a declining market. In September 2005, generic Allegra (fexofenadine) was introduced to the U.S., which will continue to negatively affect the antihistamine market including CLARINEX. Sales outside the U.S. increased $49 million or 18 percent to $321 million in 2005 due primarily to market share gains. Global net sales of CLARINEX were $692 million in 2004, essentially flat versus 2003. Sales outside the U.S. increased 39 percent to $272 million in 2004 due to market share gains and continued conversion from prescription CLARITIN. U.S. sales decreased 16 percent to $420 million in 2004 due to the continued contraction in the U.S. prescription antihistamine market following the launch of OTC CLARITIN and other branded and non-branded non-sedating antihistamines coupled with market share declines.
      Global net sales of TEMODAR Capsules, a treatment for certain types of brain tumors, increased $129 million or 28 percent to $588 million in 2005 due to increased utilization for treating newly diagnosed glioblastoma multiforme (GBM), which is the most prevalent form of brain cancer. This new indication was granted U.S. FDA approval in March 2005 and was rapidly adopted by U.S. physicians. In June 2005, TEMODAR received approval from the European Commission for use in combination with radiotherapy for GBM patients in 25 member states as well as in Iceland and Norway. In Japan, TEMODAR was granted a priority review of the regulatory application to treat malignant glioma in the 2005 fourth quarter. Sales of TEMODAR increased $135 million or 42 percent to $459 million in 2004 due to increased market penetration. The growth rates for TEMODAR may moderate going forward, as significant market penetration has already been achieved in the treatment of GBM, especially in the U.S.
      International net sales of prescription CLARITIN increased $50 million or 16 percent to $371 million in 2005 due to the launch of CLARITIN REDITABS in Japan coupled with an unusually severe Japanese allergy season that may not recur in 2006. In 2004, international sales of prescription CLARITIN were $321 million, a decrease of 2 percent compared to 2003 due to continued conversion to CLARINEX.
      Global net sales of REBETOL Capsules, for use in combination with INTRON A or PEG-INTRON for treating hepatitis C, increased $44 million or 15 percent to $331 million in 2005 due primarily to the launch of the PEG-INTRON and REBETOL combination therapy in Japan in December 2004. Sales in Japan benefited from the significant number of patients who were waiting for approval of PEG-INTRON before beginning treatment (patient warehousing). Comparisons in 2006 will be unfavorably impacted by the absence of this patient warehousing and, as a result, sales may decline materially. REBETOL may also be subject to larger than average government mandated price reductions in Japan. Sales of REBETOL in 2004 decreased 55 percent to $287 million due to the launch of generic versions of REBETOL in the U.S. in April 2004 and increased price competition outside the U.S.
      Global net sales of INTEGRILIN Injection, a glycoprotein platelet aggregation inhibitor for the treatment of patients with acute coronary syndrome, which is sold primarily in the U.S. by the Company, were $315 million in 2005 compared with $325 million in 2004. While sales of INTEGRILIN in the U.S. were essentially flat versus 2004, sales outside the U.S. decreased $8 million, reflecting the return of

European marketing rights to Millennium Pharmaceuticals, Inc. (Millennium). Sales of INTEGRILIN in 2004 increased $19 million or 6 percent versus 2003 due to increased patient utilization.
      Effective September 1, 2005, the Company restructured its INTEGRILIN co-promotion agreement with Millennium. Under the terms of the restructured agreement, the Company acquired exclusive U.S. development and commercialization rights to INTEGRILIN in exchange for an upfront payment of $36 million and royalties on INTEGRILIN sales. The restructured agreement calls for minimum royalty payments of $85 million per year to Millennium for 2006 and 2007.
      Global net sales of INTRON A Injection, for chronic hepatitis B and C and other antiviral and anticancer indications, decreased 10 percent in 2005 to $287 million due to the conversion to PEG-INTRON in Japan. Sales of INTRON A decreased 22 percent in 2004 to $318 million due primarily to lower demand.
      Net sales of AVELOX, a fluoroquinolone antibiotic for the treatment of certain respiratory and skin infections, sold primarily in the U.S. by Schering-Plough as a result of the Company’s license agreement with Bayer, were $228 million in 2005. Sales of AVELOX in 2004 represented the initial three months of sales under the agreement with Bayer, which was effective October 1, 2004.
      International net sales of SUBUTEX Tablets, for the treatment of opiate addiction, increased 6 percent to $197 million in 2005 due to increased market penetration. Sales of SUBUTEX were $185 million in 2004, an increase of 29 percent over 2003 due to increased market penetration. It is expected that SUBUTEX will encounter generic competition in the near future.
      International sales of CAELYX, for the treatment of ovarian cancer, metastatic breast cancer and Kaposi’s sarcoma, increased 21 percent to $181 million, reflecting further adoption of the ovarian cancer and metastatic breast cancer indications. Sales of CAELYX in 2004 increased 35 percent versus 2003 to $150 million, reflecting initial adoption of the metastatic breast cancer indication.
      Net sales of CIPRO, a fluoroquinolone antibiotic for the treatment of certain respiratory, skin, urinary tract and other infections, sold primarily in the U.S. by Schering-Plough as a result of the Company’s license agreement with Bayer, were $146 million in 2005. Sales of CIPRO in 2004 represented the initial three months of sales under the agreement with Bayer.
      Global net sales of ELOCON cream, a medium-potency topical steroid, decreased 14 percent to $144 million, reflecting generic competition introduced in the U.S. during the first quarter of 2005. Generic competition is expected to continue to adversely affect sales of this product.
      Other pharmaceutical net sales include a large number of lower sales volume prescription pharmaceutical products. Several of these products are sold in limited markets outside the U.S., and many are multiple source products no longer protected by patents. The products include treatments for respiratory, cardiovascular, dermatological, infectious, oncological and other diseases.
      Global net sales of Consumer Health Care products, which include OTC, foot care and sun care products, were $1.1 billion in 2005 and 2004. Sales of OTC CLARITIN were $394 million in 2005, a decrease of $25 million or 6 percent from 2004, reflecting the adverse impact on sales of CLARITIN-D due to restrictions on the retail sale of OTC products containing pseudoephedrine (PSE) that came into effect during 2005. Sales of CLARITIN-D may continue to be adversely affected by both recent and future restrictions on the retail sale of such products. In addition, OTC CLARITIN continues to face competition from private label and branded loratadine. Net sales of sun care products increased $28 million or 16 percent in 2005, primarily due to the launch of new COPPERTONE CONTINUOUS SPRAY products coupled with a stronger overall suncare season in the U.S. Net sales of foot care products increased $2 million or 1 percent in 2005, due primarily to the new MEMORY FIT and FOR HER INSOLES and other insole products. Net sales of Consumer Health Care products in 2004 increased $59 million or 6 percent compared to 2003, due primarily to the strong performance of DR. SCHOLL’S FREEZE AWAY and other foot care products.

      The Company sells numerous non-prescription upper respiratory products that contain PSE, an FDA-approved ingredient for the relief of nasal congestion. The Company’s annual North American sales of non-prescription upper respiratory products that contain PSE totaled approximately $277 million in 2005, $305 million in 2004 and approximately $160 million in 2003. These products include all CLARITIN-D products as well as some DRIXORAL, CORICIDIN and CHLOR-TRIMETON products. The Company understands that PSE has been used in the illicit manufacture of methamphetamine, a dangerous and addictive drug. As of December 31, 2005, 26 states, Canada and Mexico have enacted regulations concerning the non-prescription sale of products containing PSE, including limiting the amount of these products that can be purchased at one time or requiring that these products be located behind the pharmacist’s counter, with the stated goal of deterring the illicit/illegal manufacture of methamphetamine. An additional 12 states have enacted limits on the quantity of PSE any person can possess. One state has recently enacted legislation that regulates all PSE products to prescription status. Also, the U.S. federal government has proposed legislation placing restrictions on the sale of products containing PSE. Further, major U.S. retailers that are customers of the Company have voluntarily placed non-prescription products containing PSE behind the pharmacy counter at all of their stores, whether or not required by local law. Sales of non-prescription PSE products were down $28 million or approximately 9 percent as compared to 2004. The Company continues to monitor developments in this area that could have a further negative impact on operations or financial results. It should be noted that these regulations do not relate to the sale of prescription products, such as CLARINEX-D products, that contain PSE.
      Global net sales of Animal Health products increased 11 percent in 2005 to $851 million. The increased sales reflected strong growth of core brands across most geographic and species areas, led by products serving the U.S. cattle market, including NUFLOR, and the vaccine business. The increased sales were also due in part to better product supply in the U.S. The sales growth included a favorable foreign exchange impact of 1 percent. The Company expects this growth rate to moderate due to increased competition, including generic products. Global net sales of Animal Health products increased 10 percent in 2004, which included a favorable foreign exchange impact of 6 percent.
      Certain situations that had a positive impact on sales and net income in 2005 may not recur in 2006. These include the favorable effect of foreign exchange, the patient warehousing benefit to PEG-INTRON and REBETOL related to the launch of PEG-INTRON in Japan, and an unusually severe allergy season in Japan that benefited the reported sales of prescription CLARITIN. Generic Allegra (fexofenadine) was introduced in the U.S. during 2005, which is expected to have a negative impact on U.S. CLARINEX sales in 2006. Generic Flonase (fluticasone propionate) was approved in 2006 and may unfavorably impact the corticosteroid nasal spray market. The growth of REMICADE may also be affected by increased competition. In addition, the Company expects the growth rate for the Animal Health business to moderate due to increased competition, including generic products.

Costs, Expenses and Equity Income
      A summary of costs, expenses and equity income for the years ended December 31, 2005, 2004 and 2003 is as follows:

				% Increase (Decrease)

	2005	2004	2003	2005/2004	2004/2003

	(Dollars in millions)
Cost of sales	$3,346	$3,070	$2,833	9%	8%
Selling, general and administrative (SG&A)	4,374	3,811	3,474	15%	10%
Research and development (R&D)	1,865	1,607	1,469	16%	9%
Other expense/(income), net	5	146	59	N/M	N/M
Special charges	294	153	599	N/M	N/M
Equity income from cholesterol joint venture	(873)	(347)	(54)	N/M	N/M
N/ M — Not a meaningful percentage
Substantially all the sales of cholesterol products are not included in the Company’s net sales. The results of these sales are reflected in equity income from cholesterol joint venture. In addition, due to the virtual nature of the joint venture, the Company incurs substantial selling, general and administrative expenses that are not captured in equity income but are included in the Company’s Statements of Consolidated Operations. As a result, the Company’s gross margin, and ratios of SG&A expenses and R&D expenses as a percentage of net sales do not reflect the impact of the joint venture’s operating results.

Gross margin
      Gross margin increased in 2005 as compared to 2004 from 62.9 percent to 64.8 percent, primarily due to supply chain process improvements, increased sales of higher-margin products and a favorable impact from foreign exchange, partly offset by higher royalties related to the Bayer products and beginning September 1, 2005, royalties for INTEGRILIN. The restructuring of the INTEGRILIN agreement has substantially offsetting effects, generally increasing cost of sales due to increased royalties offset by reduced selling, general and administrative expenses. Gross margin in 2006 will be unfavorably impacted by a full year of the increased royalties from this restructured agreement. Gross margin in 2004 decreased as compared to 2003 from 66.0 percent to 62.9 percent, primarily due to lower production volumes coupled with increased spending related to the FDA Consent Decree, other manufacturing compliance spending and efforts to upgrade the Company’s global infrastructure. The absence of European LOSEC revenues and a change in product sales mix, including sales of Bayer licensed products, contributed to the unfavorable comparison as well.

Selling, general and administrative
      Selling, general and administrative expenses (SG&A) increased 15 percent to $4.4 billion in 2005 versus $3.8 billion in 2004. This increase was primarily due to the addition in the 2004 fourth quarter of Bayer sales representatives, increased selling expenses in Europe to support the continued launch of VYTORIN and ZETIA, and increased promotional spending, primarily for NASONEX, ASMANEX and the products under the agreement with Bayer. SG&A expenses increased 10 percent to $3.8 billion in 2004 from $3.5 billion in 2003 primarily due to the expansion of the sales field force, higher employee-related costs and the unfavorable impact of foreign exchange, partially offset by lower promotional spending.

Research and development
      Research and development (R&D) spending increased 16 percent to $1.9 billion, representing 19.6 percent of net sales in 2005, and included a $124 million charge in conjunction with the Company’s exercise of its rights to develop and commercialize golimumab. R&D spending for 2004 included an $80 million charge in conjunction with the license from Toyama Chemical Company Ltd. for garenoxacin. Generally, changes in R&D spending reflect the timing of the Company’s funding of both internal research efforts and research collaborations with various partners to discover and develop a steady flow of innovative products.
      The Company believes it has a strong Early Development pipeline across a wide-range of therapeutic areas with 14 preclinical/ Phase I compounds in 2005. Additionally, as the later phase growth-drivers of the pipeline enter Phase III (e.g., Thrombin Receptor Antagonist, vicriviroc and HCV protease inhibitor), the Company anticipates an approximate doubling of annual patient enrollment in clinical trials over the next 2-4 years versus 2005 levels.
      The Company expects R&D spending to increase as compared to prior years due to the progression of the Company’s early-stage pipeline and increased clinical trial activity. To maximize the Company’s chances for the successful development of new products, the Company began a Development Excellence initiative in 2005 to build talent and critical mass, create a uniform level of excellence and deliver on high-priority programs within R&D.

Other expense/(income), net
      In 2005, Other expense/(income), net, of $5 million was lower than 2004 as it reflected higher net interest income due to higher interest rates on cash equivalents and short-term investments. The increase in Other expense/(income), net, in 2004 versus 2003 was primarily the result of higher net interest expense due to debt issuances in 2003.

Special charges
      The components of special charges are as follows:

	2005	2004	2003

	(Dollars in millions)
Litigation charges	$250	$—	$350
Employee termination costs	28	119	179
Asset impairment and other charges	16	34	70

	$294	$153	$599

Litigation charges
      In 2005, litigation reserves were increased by $250 million. This increase resulted in a total reserve of $500 million for the Massachusetts investigation as well as the investigations disclosed under “AWP Investigations” and the state litigation disclosed under “AWP Litigation” in Note 19, “Legal, Environmental and Regulatory Matters,” representing the Company’s current estimate to resolve this matter. Additional information regarding litigation reserves is also included in Note 19, “Legal, Environmental and Regulatory Matters,” under Item 8, Financial Statements and Supplementary Data, in this 10-K.
      In 2003, litigation reserves were increased by $350 million, primarily as a result of the investigations into the Company’s sales and marketing practices.

Employee termination costs
      In August 2003, the Company announced a global workforce reduction initiative. The first phase of this initiative was a Voluntary Early Retirement Program (VERP) in the U.S. Under this program, eligible employees in the U.S. had until December 15, 2003 to elect early retirement and receive an enhanced retirement benefit. Approximately 900 employees elected to retire under the program, all of which have retired by December 31, 2005. The total cost of this program was approximately $191 million, comprised of increased pension costs of $108 million, increased post-retirement health care costs of $57 million, vacation payments of $4 million and costs related to accelerated vesting of stock grants of

$22 million. Amounts recognized in 2005, 2004 and 2003 for this program were $7 million, $20 million and $164 million, respectively. No additional amounts are expected to be recognized under this program.
      Termination costs not associated with the VERP totaled $21 million, $99 million and $15 million in 2005, 2004 and 2003, respectively.
      The following summarizes the activity in the accounts related to employee termination costs:

Employee
Termination Costs

(Dollars in millions)
Special charges incurred during 2003	$179
Credit to retirement benefit plan liability	(144)
Disbursements	(6)

Special charges liability balance at December 31, 2003	$29

Special charges incurred during 2004	$119
Credit to retirement benefit plan liability	(20)
Disbursements	(110)

Special charges liability balance at December 31, 2004	$18

Special charges incurred during 2005	$28
Credit to retirement benefit plan liability	(7)
Disbursements	(35)

Special charges liability balance at December 31, 2005	$4

Asset impairment and other charges
      For the year ended December 31, 2005, the Company recognized asset impairment and other charges of $16 million related primarily to the consolidation of the Company’s U.S. biotechnology organizations.
      The Company recorded asset impairment and other charges of $34 million in 2004, related primarily to the shutdown of a small European research and development facility.
      Asset impairment and other charges in 2003 were $70 million and related to the closure of a manufacturing facility in the United Kingdom, the write-down of production equipment related to products that were no longer going to be produced at a manufacturing site operating under the FDA Consent Decree, and the write-down of a drug license and a sun care trade name for which expected cash flows did not support the carrying value.

Equity Income from Cholesterol Joint Venture
      Global cholesterol franchise sales, which include sales made by the Company and the cholesterol joint venture with Merck of VYTORIN and ZETIA, totaled $2.4 billion, $1.2 billion and $471 million in 2005, 2004 and 2003, respectively. The 2005 sales comparison benefited from the U.S. launch of VYTORIN in the second half of 2004. As a franchise, the two products combined have passed the 14 percent share level of new prescriptions in the U.S. cholesterol management market (based on January 2006 IMS data). VYTORIN has been launched in more than 20 countries, including the U.S. in August 2004. ZETIA has been approved in more than 70 countries and has been launched in more than 60 countries.
      The Company utilizes the equity method of accounting for the joint venture. Sharing of income from operations is based upon percentages that vary by product, sales level and country. The Company’s allocation of joint venture income is increased by milestones earned. Merck and Schering-Plough (the Partners) bear the costs of their own general sales forces and commercial overhead in marketing joint venture products around the world. In the U.S., Canada and Puerto Rico, the joint venture reimburses each Partner for a pre-defined amount of physician details that are set on an annual basis. The Company reports this reimbursement as part of equity income from the cholesterol joint venture. This reimbursement does not represent a reimbursement of specific, incremental and identifiable costs for the Company’s detailing of the cholesterol products in these markets. In addition, this reimbursement amount is not reflective of Schering-Plough’s sales effort related to the joint venture as Schering-Plough’s sales force and related costs associated with the joint venture are generally estimated to be higher.
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
      Equity income from cholesterol joint venture totaled $873 million, $347 million and $54 million in 2005, 2004 and 2003, respectively. The 2005 equity income comparison benefited from the U.S. launch of VYTORIN in the second half of 2004.
      During 2005, 2004 and 2003, the Company recognized milestones from Merck of $20 million, $7 million and $20 million, respectively. The $20 million milestone in 2005 related to certain European approvals of VYTORIN (ezetimibe/simvastatin) in 2005. The $7 million milestone in 2004 related to the approval of ezetimibe/simvastatin in Mexico in 2004. The $20 million milestone in 2003 related to certain European approvals of ZETIA in 2003. These amounts are included in equity income.
      Under certain other conditions, as specified in the joint venture agreements with Merck, the Company could earn additional milestones totaling $105 million.
      It should be noted that the Company incurs substantial selling, general and administrative and other costs, which are not reflected in equity income from the cholesterol joint venture and instead are included in the overall cost structure of the Company.

Provision for Income Taxes
      Tax expense was $228 million, $779 million, and $46 million in 2005, 2004, and 2003, respectively. The overall income tax expense in 2005, net of the benefit described below, primarily related to foreign taxes and does not include any benefit related to U.S. Net Operating Losses (NOLs). The Company has established a valuation allowance on net U.S. deferred tax assets, including the benefit of U.S. NOLs, as management cannot conclude that it is more likely than not that the benefit of U.S. net deferred tax assets can be realized. As of December 31, 2005, the Company had U.S. NOL carryforwards totaling approximately $1.5 billion.
      The Company’s tax provision for the year ended December 31, 2005 includes a U.S. federal income tax benefit of approximately $42 million as a result of an IRS Notice issued in August 2005. The provisions of this Notice resulted in a reduction of the previously accrued tax liability attributable to the AJCA repatriation, and also reduced the 2005 U.S. NOLs carried forward to subsequent years.
      The 2005 income tax provision includes a charge of approximately $260 million related to foreign taxes, $14 million for state taxes and a benefit of $46 million for U.S. federal taxes primarily related to the 2005 IRS Notice mentioned above.
      In January 2006, the Internal Revenue Service (IRS) completed its examination of the Company’s 1993 - 1996 federal income tax returns. The Company had made a cash payment in the third quarter of 2005 in the form of a tax deposit of approximately $239 million in anticipation of the settlement of the 1993 - 1996 tax examination and to prevent additional IRS interest charges. This payment fully satisfied the liability associated with the tax examination and was consistent with the previously recorded reserves. The IRS is currently examining the Company’s 1997 - 2002 federal income tax returns.

Net Income/(Loss) Available to Common Shareholders
      Net income available to common shareholders for 2005 includes the deduction of preferred stock dividends of $86 million related to the issuance of the 6 percent Mandatory Convertible Preferred Stock in August 2004. The 2004 net loss available to common shareholders includes the deduction of preferred stock dividends of $34 million.
LIQUIDITY AND FINANCIAL RESOURCES

Discussion of Cash Flow

	For the Years Ended
	December 31,

	2005	2004	2003

	(Dollars in millions)
Cash flow from operating activities	$882	$(154)	$601
Cash flow from investing activities	(454)	(621)	(790)
Cash flow from financing activities	(633)	1,534	882
      In 2005, cash flow from operating activities on a worldwide basis approximated cash payments for capital expenditures and dividends. International operations generate cash in excess of local cash needs. However, U.S. operations have cash needs well in excess of cash generated in the U.S. The U.S. operations must fund dividend payments, the majority of research and development costs and U.S. capital expenditures. In years prior to 2003, overall U.S. cash needs were funded primarily through operations.
      Cash requirements during 2005 in the U.S. including operating cash needs, capital expenditures, tax payments and dividends on common and preferred shares approximated $1.1 billion.
      In 2005, consolidated operating activities generated $882 million of cash, compared with a use of $154 million in 2004. The increase was primarily due to higher net income and timing of payments of special charges related to litigation, partially offset by an increase in accounts receivable due to sales growth, payments to tax authorities for tax liabilities related to the repatriation of foreign earnings under the AJCA of approximately $375 million and tax deposits of $239 million for the anticipated settlement of certain tax contingencies for the tax years 1993 through 1996. Tax charges related to the AJCA were expensed in 2004.
      In 2004, operating cash flow was favorably impacted by a U.S. tax refund of $404 million as a result of loss carry back. However, cash flow was unfavorably impacted by a $473 million payment to the U.S. government for a tax deficiency related to certain transactions in tax years 1991 to 1992 and the payment of $294 million under the settlement agreement with the U.S. Attorney’s office for the Eastern District of Pennsylvania.
      In 2003, operating activities provided approximately $601 million of cash. This amount includes the cash flow benefit from the reduction in accounts receivable following the end of sales of CLARITIN as a prescription product in the U.S. This amount also includes a $250 million payment under the terms of the FDA Consent Decree.
      Net cash used for investing activities during 2005 was $454 million, primarily related to $478 million of capital expenditures and the purchase of intangible assets of $51 million, partially offset by proceeds from sales of property and equipment of $43 million and the net reduction in short-term investments of $33 million. Net cash used for investing activities in 2004 was $621 million and included capital expenditures of $489 million and net purchases of investments of $264 million, partially offset by cash proceeds of $118 million from the transfer of license rights and $7 million from the dispositions of property and equipment.
      Net cash used for financing activities during 2005 was $633 million, compared to net cash provided by financing activities of $1.5 billion in 2004. Uses of cash for financing activities in 2005 include the payment of dividends on common and preferred shares of $410 million and the repayment of $1.2 billion of commercial paper borrowings, partially offset by proceeds of $900 million from bank debt incurred by a foreign subsidiary related to funding of a portion of the repatriations under the AJCA during 2005. The net cash provided by financing activities in 2004 reflected proceeds of $1.4 billion from the preferred stock issuance and $546 million from the increase in short-term borrowings, partially offset by the payment of dividends on common and preferred shares of $354 million.
      As the Company’s financial situation has begun to improve, the Company is moving forward with additional investments to enhance its infrastructure and business. This includes expected capital expenditures of up to $300 million over the next several years for a pharmaceutical sciences center. This center will allow the Company to streamline and integrate the Company’s drug development process, where products are moved from the drug discovery pipeline to market. There will be additional related expenditures to upgrade equipment and staffing for this center.
      In 2006, the U.S. operations will continue to generate negative cash flow. Payments regarding litigation and investigations could increase cash needs. Operating cash flows, existing cash and investments, including repatriations made during 2005 under the AJCA, are expected to provide the Company with the ability to fund cash needs, including U.S. cash needs, for the near and intermediate term. Total cash, cash equivalents and short-term investments less total debt was approximately $1.9 billion at December 31, 2005.
      In August 2004 the Company issued 6 percent mandatory convertible preferred stock (see Note 14, “Shareholders Equity,” under Item 8, Financial Statements and Supplementary Data) and received net proceeds of $1.4 billion after deducting commissions, discounts and other underwriting expenses. The proceeds were used to reduce short-term commercial paper borrowings, pay tax and litigation settlement amounts and litigation costs, and to fund operating expenses, shareholder dividends and capital expenditures. The preferred stock was issued under the Company’s $2.0 billion shelf registration. As of December 31, 2005, $563 million remains registered and unissued under the shelf registration.

Borrowings and Credit Facilities
      On November 26, 2003, the Company issued $1.25 billion aggregate principal amount of 5.3 percent senior unsecured notes due 2013 and $1.15 billion aggregate principal amount of 6.5 percent senior unsecured notes due 2033. Proceeds from this offering of $2.4 billion were used for general corporate purposes, including repaying commercial paper outstanding in the U.S. Upon issuance, the notes were rated A3 by Moody’s Investors Service (Moody’s) and A+ (on Credit Watch with negative implications) by Standard & Poor’s (S&P). The interest rates payable on the notes are subject to adjustment. If the rating assigned to the notes by either Moody’s or S&P is downgraded below A3 or A-, respectively, the interest rate payable on that series of notes would increase. See Note 12, “Short-Term Borrowings, Long-Term Debt and Other Commitments,” under Item 8, Financial Statements and Supplementary Data, in this 10-K, for additional information.
      On July 14, 2004, Moody’s lowered its rating on the notes to Baa1. Accordingly, the interest payable on each note increased 25 basis points effective December 1, 2004. Therefore, on December 1, 2004, the interest rate payable on the notes due 2013 increased from 5.3 percent to 5.55 percent, and the interest rate payable on the notes due 2033 increased from 6.5 percent to 6.75 percent. This adjustment to the interest rate payable on the notes increased the Company’s interest expense by approximately $6 million annually.
      The Company has a revolving credit facility from a syndicate of major financial institutions. During March 2005, the Company negotiated an increase in the bank commitments from $1.25 billion to $1.5 billion with no changes in the basic terms of the pre-existing credit facility. Concurrently with the increase in commitments under this facility, the Company terminated early a separate $250 million line of credit which would have matured in May 2006. There was no outstanding balance under this facility at the time it was terminated.

      The existing $1.5 billion credit facility matures in May 2009 and requires the Company to maintain a total debt to total capital ratio of no more than 60 percent. This credit line is available for general corporate purposes and is considered as support to the Company’s commercial paper borrowings. Borrowings under this credit facility may be drawn by the U.S. parent company or by its wholly-owned international subsidiaries when accompanied by a parent guarantee. This facility does not require compensating balances, however, a nominal commitment fee is paid. As of December 31, 2005, $325 million has been drawn under this facility by a wholly-owned international subsidiary for the purposes of funding AJCA related repatriations.
      In addition to the aforementioned credit facility, the Company entered into a $575 million credit facility during the fourth quarter of 2005, all of which was drawn as of December 31, 2005. This credit facility was utilized by a wholly-owned international subsidiary to fund repatriations under the AJCA. This credit facility requires the Company to maintain a total debt to total capital ratio of no more than 60 percent. These borrowings are payable no later than November 4, 2008. Any funds borrowed under this facility which are subsequently repaid may not be re-borrowed.
      All credit facility borrowings have been classified as short-term borrowings as the Company intends to repay these amounts in the next twelve months.
      As of December 31, 2005 and 2004, short-term borrowings, including the credit facilities mentioned above, totaled $1.3 billion and $1.6 billion, respectively. Commercial paper outstanding at December 31, 2005 and 2004 was $298 million and $1.46 billion, respectively. The weighted-average interest rate for short-term borrowings at December 31, 2005 and 2004 was 4.7 percent and 2.6 percent respectively.

Credit Ratings
      The Company’s current unsecured senior credit ratings and outlook are as follows:

Senior Unsecured Credit Ratings	Long-term	Short-term	Outlook

Moody’s Investors Service	Baa1	P-2	Negative
Standard and Poor’s	A-	A-2	Negative
Fitch Ratings	A-	F-2	Negative
      The commercial paper ratings discussed above have not significantly affected the Company’s ability to issue or rollover its outstanding commercial paper borrowings at this time. However, the Company believes the ability of commercial paper issuers, such as the Company, with one or more short-term credit ratings of P-2 from Moody’s, A-2 from S&P and/or F2 from Fitch to issue or rollover outstanding commercial paper can, at times, be less than that of companies with higher short-term credit ratings. In addition, the total amount of commercial paper capacity available to these issuers is typically less than that of higher-rated companies. The Company maintains sizable lines of credit with commercial banks, as well as cash and short-term investments held by U.S. and international subsidiaries, to serve as alternative sources of liquidity and to support its commercial paper program.
      The Company’s credit ratings could decline below their current levels. The impact of such decline could reduce the availability of commercial paper borrowing and would increase the interest rate on the Company’s short and long-term debt. As discussed above, the Company believes that existing cash balances and cash generated from operations will allow the Company to fund its U.S. cash needs for the near and intermediate term.

Contractual Obligations
      Payments due by period under the Company’s known contractual obligations at December 31, 2005, are as follows:

	Payments Due by Period

		Less			More
		than			than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

	(Dollars in millions)
Short-term borrowings and current portion of long-term debt	$1,278	$1,278	$—	$—	$—
Long-term debt obligations(1)	2,399	—	2	1	2,396
Operating lease obligations	249	76	108	33	32
Purchase obligations:
Advertising contracts	107	107	—	—	—
Research contracts(2)	161	140	12	7	2
Capital expenditure commitments	179	175	4	—	—
Other purchase obligations(3)	829	778	25	9	17
Other obligations(4)	912	269	170	25	448

Total	$6,114	$2,823	$321	$75	$2,895

(1)	Long-term debt obligations include the $1,250 million aggregate principal amount of 5.55 percent senior, unsecured notes due 2013 and $1,150 million aggregate principal amount of 6.75 percent senior, unsecured notes due 2033 and excludes interest obligations. See Note 12, “Short-Term Borrowings, Long-Term Debt and Other Commitments,” under Item 8, Financial Statements and Supplementary Data, in this 10-K, for additional information.

(2)	Research contracts do not include any potential milestone payments to be made since such payments are contingent on the occurrence of certain events. The table also excludes those research contracts that are cancelable by the Company without penalty.

(3)	Other purchase obligations consist of both cancelable and non-cancelable inventory and expense items.

(4)	This caption includes obligations, based on undiscounted amounts, for estimated payments under certain of the Company’s pension and deferred compensation plans, preferred stock dividends and other contractual obligations.
REGULATORY AND COMPETITIVE ENVIRONMENT IN WHICH THE COMPANY OPERATES
      The Company is subject to the jurisdiction of various national, state and local regulatory agencies. These regulations are described in more detail in Part I, Item I, Business, of this 10-K.
      Regulatory compliance is complex, as regulatory standards (including Good Clinical Practices, Good Laboratory Practices and Good Manufacturing Practices) vary by jurisdiction and are constantly evolving.
      Regulatory compliance is costly. Regulatory compliance also impacts the timing needed to bring new drugs to market and to market drugs for new indications. Further, failure to comply with regulations can result in delays in the approval of drugs, seizure or recall of drugs, suspension or revocation of the authority necessary for the production and sale of drugs, fines and other civil or criminal sanctions.
      Regulatory compliance, and the cost of compliance failures, can have a material impact on the Company’s results of operations, its cash flows or financial condition.
      Since 2002, the Company has been working under a U.S. FDA Consent Decree to resolve issues involving the Company’s compliance with current Good Manufacturing Practices (cGMP) at certain of its manufacturing sites in New Jersey and Puerto Rico. See details in Note 18, “Consent Decree” under Item 8, Financial Statements and Supplementary Data, in this 10-K.
      Under the terms of the Consent Decree, the Company made payments totaling $500 million. As of the end of 2005, the Company has completed the revalidation programs for bulk active pharmaceutical ingredients and finished drug products, as well as all 212 Significant Steps of the cGMP Work Plan, in accordance with the schedules required by the Consent Decree. The Company’s completion of the cGMP Work Plan is currently pending certification by a third party expert, whose certification is in turn subject to acceptance by the FDA. Under the terms of the Decree, provided that the FDA has not notified the Company of a significant violation of FDA law, regulations, or the Decree in the five year period since the Decree’s entry, May 2002 through May 2007, the Company may petition the court to have the Decree dissolved and FDA will not oppose the Company’s petition.
      The Company is subject to pharmacovigilance reporting requirements in many countries and other jurisdictions, including the U.S., the European Union (EU) and the EU member states. The requirements differ from jurisdiction to jurisdiction, but all include requirements for reporting adverse events that occur while a patient is using a particular drug, in order to alert the manufacturer of the drug and the governmental agency to potential problems.
      During 2003, pharmacovigilance inspections by officials of the British and French medicines agencies conducted at the request of the European Agency for the Evaluation of Medicinal Products (EMEA) cited serious deficiencies in reporting processes. The Company has continued to work on its long-term action plan to rectify the deficiencies and has provided regular updates to the EMEA.
      During the fourth quarter 2005, local UK and EMEA regulatory authorities conducted a follow up inspection to assess the Company’s implementation of its action plan. The inspectors acknowledged that progress had been made since 2003, but also continued to note significant concerns with the quality systems supporting the Company’s pharmacovigilance processes. Similarly, in a follow up inspection of the Company’s clinical trial practices in the UK, inspectors identified issues with respect to the Company’s management of clinical trials and related pharmacovigilance practices.
      The Company intends to continue upgrading skills, processes and systems in clinical practices and pharmacovigilance. The Company remains committed to accomplish this work and to invest significant resources in this area. Further, in February 2006, the Company announced a 2006 initiative for building clinical excellence (in trial design, execution and tracking), which will strengthen the Company’s scientific and compliance rigor on a global basis.
      The Company does not know what action, if any, the EMEA or national authorities will take in response to the inspections. Possible actions include further inspections, demands for improvements in reporting systems, criminal sanctions against the Company and/or responsible individuals and changes in the conditions of marketing authorizations for the Company’s products.
      Recently, clinical trials and post-marketing surveillance of certain marketed drugs of competitors’ within the industry have raised safety concerns that have led to recalls, withdrawals or adverse labeling of marketed products. In addition, these situations have raised concerns among some prescribers and patients relating to the safety and efficacy of pharmaceutical products in general. Company personnel have regular, open dialogue with the FDA and other regulators and review product labels and other materials on a regular basis and as new information becomes known.
      Following this wake of recent product withdrawals of other companies and other significant safety issues, health authorities such as the FDA, the EMEA and the PMDA have increased their focus on safety, when assessing the benefit/risk balance of drugs. Some health authorities appear to have become more cautious when making decisions about approvability of new products or indications and are re-reviewing select products which are already marketed, adding further to the uncertainties in the regulatory processes. There is also greater regulatory scrutiny, especially in the United States, on advertising and promotion and in particular direct-to-consumer advertising.

      Similarly, major health authorities, including the FDA, EMEA and PMDA, have also increased collaboration amongst themselves, especially with regard to the evaluation of safety and benefit/risk information. Media attention has also increased. In the current environment, a health authority regulatory action in one market, such as a safety labeling change, may have regulatory, prescribing and marketing implications in other markets to an extent not previously seen.
      Some health authorities, such as the PMDA in Japan, have publicly acknowledged a significant backlog in workload due to resource constraints within their agency. This backlog has caused long regulatory review times for new indications and products, including the initial approval of ZETIA in Japan, and has added to the uncertainty in predicting approval timelines in these markets. While the PMDA has committed to correcting the backlog, it is expected to continue for the foreseeable future.
      In 2005, the FDA issued a Final Rule removing the essential use designation for albuterol CFC products. The removal of this designation requires that all CFC albuterol products, including the Company’s PROVENTIL CFC, be removed from the market no later than December 31, 2008. This will necessitate a transition in the marketplace from albuterol CFC (PROVENTIL) to albuterol HFA (PROVENTIL HFA) no later than the end of 2008. It is difficult to predict what impact this transition will have on the albuterol marketplace and the Company’s products.
      These and other uncertainties inherent in government regulatory approval processes, including, among other things, delays in approval of new products, formulations or indications, may also affect the Company’s operations. The effect of regulatory approval processes on operations cannot be predicted.
      The Company has nevertheless achieved a significant number of important regulatory approvals since 2004, including approvals for VYTORIN, CLARINEX D-24, CLARINEX REDITABS, CLARINEX D-12 and new indications for TEMODAR and NASONEX. Other significant approvals since 2004 include ASMANEX DPI (Dry Powder for Inhalation) in the United States, NOXAFIL in the EU, PEG-INTRON in Japan and new indications for REMICADE. The Company also has a number of significant regulatory submissions filed in major markets awaiting approval.
      As described more specifically in Note 19, “Legal, Environmental and Regulatory Matters” under Item 8, Financial Statements and Supplementary Data, in this 10-K, the pricing, sales and marketing programs and arrangements, and related business practices of the Company and other participants in the health care industry are under increasing scrutiny from federal and state regulatory, investigative, prosecutorial and administrative entities. These entities include the Department of Justice and its U.S. Attorney’s Offices, the Office of Inspector General of the Department of Health and Human Services, the FDA, the Federal Trade Commission (FTC) and various state Attorneys General offices. Many of the health care laws under which certain of these governmental entities operate, including the federal and state anti-kickback statutes and statutory and common law false claims laws, have been construed broadly by the courts and permit the government entities to exercise significant discretion. In the event that any of those governmental entities believes that wrongdoing has occurred, one or more of them could institute civil or criminal proceedings, which, if instituted and resolved unfavorably, could subject the Company to substantial fines, penalties and injunctive or administrative remedies, including exclusion from government reimbursement programs. The Company also cannot predict whether any investigations will affect its marketing practices or sales. Any such result could have a material adverse impact on the Company’s results of operations, cash flows, financial condition, or its business.
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
      In most international markets, the Company operates in an environment of government mandated cost-containment programs. Several governments have placed restrictions on physician prescription levels and patient reimbursements, emphasized greater use of generic drugs and enacted across-the-board price cuts as methods to control costs. For example, Japan generally enacts biennial price reductions and this is expected to occur again in 2006. Pricing actions will occur in 2006 in certain major European markets.
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
      The Company cannot predict what net effect the Medicare prescription drug benefit will have on markets and sales. The new Medicare Drug Benefit (Medicare Part D), which took effect January 1, 2006, offers voluntary prescription drug coverage, subsidized by Medicare, to over 40 million Medicare beneficiaries through competing private prescription drug plans (PDPs) and Medicare Advantage (MA) plans. Many of the Company’s leading drugs are already covered under Medicare Part B (e.g., TEMODAR, INTEGRILIN and INTRON A). Medicare Part B provides payment for physician services which can include prescription drugs administered along with other physician services. The manner in which drugs are reimbursed under Medicare Part B may limit the Company’s ability to offer larger price concessions or make large price increases on these drugs. Other Schering-Plough drugs have a relatively small portion of their sales to the Medicare population (e.g., CLARINEX, the hepatitis C franchise). The Company could experience expanded utilization of VYTORIN and ZETIA and new drugs in the Company’s R&D pipeline. Of greater consequence for the Company may be the legislation’s impact on pricing, rebates and discounts.
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
2006 OUTLOOK
      As it relates to financial performance, the Company anticipates that sales and profits of its pivotal cholesterol franchise will continue to grow in 2006.
      The Company’s gross margin improved in 2005 as a result of, among other things, operating efficiencies in its plants and reduced spending related to the Consent Decree. The improvement in gross margin is expected to moderate in 2006 and improvements may be offset by royalty payments to partners.
      The Company anticipates that R&D expenses may grow at a faster rate than net sales in 2006, but will depend on the timing of studies and the success of Phase II trials now underway for the Thrombin Receptor Antagonist, the Hepatitis Protease Inhibitor and the HIV drug vicriviroc.
      As the Company moves forward in the Action Agenda, additional investments are anticipated to enhance the infrastructure in areas such as clinical development, pharmacovigilance and information technology.
      The risks described in Item 1A. “Risk Factors” could cause actual results to differ from the expectations provided in this section.
IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
      In November 2004, the FASB issued Statement of Financial Accounting Standard (SFAS) 151, “Inventory Costs.” This SFAS requires that abnormal spoilage be expensed in the period incurred (as opposed to inventoried and amortized to income over inventory usage) and that fixed production facility overhead costs be allocated over the normal production level of a facility. The Company implemented SFAS 151 in the fourth quarter of 2005. The implementation of this SFAS did not have a material impact on the Company’s financial statements.
      In March 2005, the FASB issued Interpretation No. 47 (FIN 47) for SFAS 143, “Accounting for Conditional Asset Retirement Obligations,” to clarify the term “conditional asset retirement obligations,” as used in SFAS 143. This term refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, a company is required to recognize liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation is effective no later than the end of fiscal year ending after December 15, 2005. Retroactive application is not required. The Company implemented FIN 47 in the fourth quarter of 2005. The implementation of FIN 47 did not have a material impact on the Company’s financial statements.
      In December 2004, the FASB issued SFAS 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R is effective for the Company on January 1, 2006. SFAS 123R requires companies to recognize compensation costs related to all share-based transactions as well as compensation based on the market performance of Company shares on a fair value basis. The Company will adopt SFAS 123R in the first quarter of 2006 using the modified prospective method. The modified prospective method requires the Company to recognize compensation costs on all share-based grants made on or after January 1, 2006 as well as the unrecognized cost of unvested awards at the date of adoption. Upon adoption of SFAS 123R, the Company will recognize share-based compensation costs over the service period, which is the earlier of the employees’ retirement eligibility date or the stated vesting period of the award. For grants issued to retirement eligible employees prior to the adoption of SFAS 123R, the Company will recognize compensation costs over the stated vesting period with acceleration of any unrecognized compensation costs upon the retirement of the employee. SFAS 123R also amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits that had been reflected as operating cash flows be reflected as financing cash flows.
      Note 1, “Summary of Significant Accounting Policies”, under Item 8, Financial Statements and Supplementary Data, in this 10-K presents pro forma disclosures reflecting the effect on net income/(loss) as if stock based compensation had been applied under the SFAS 123, “Accounting for Stock-Based Compensation,” fair value method. As a result of the adoption of SFAS 123R, the Company’s 2006 compensation expense for stock options and deferred stock units is expected to be consistent with 2005 pro forma amounts but could be lower based on the timing and number of individual grants, the Company’s stock price and other assumptions necessary to estimate fair value.
      In addition, the Company has two compensation plans that will be accounted for under SFAS 123R as liability-based plans. The ultimate cash payout of these liability-based plans will be based on the Company’s stock price performance as compared to the stock price performance of its peer group. This change in accounting required by SFAS 123R will result in a cumulative effect of $26 million in income at January 1, 2006, in order to recognize the difference between the Company’s previously accrued liability as reported under Accounting Principles Board (APB) Opinion Number 25 and the fair value of the liability for these plans. Future operating results will be impacted by the fluctuation in the fair value of the liability under these plans, which is required to be remeasured at each reporting date.
CRITICAL ACCOUNTING POLICIES
      The following accounting policies are considered significant because changes to certain judgments and assumptions inherent in these policies could affect the Company’s financial statements:

•	Revenue Recognition

•	Rebates, Discounts and Returns

•	Provision for Income Taxes

•	Impairment of Intangible Assets and Property

•	Accounting for Pensions and Post-retirement Benefit Plans

•	Accounting for Legal and Regulatory Matters

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
      Product discounts granted are based on the terms of arrangements with wholesalers, managed-care organizations and government purchasers as well as market conditions, including prices charged by competitors. Rebates are estimated based on sales terms, historical experience, trend analysis and projected market conditions in the various markets served. The Company evaluates market conditions for products or groups of products primarily through the analysis of third party demand and market research data as well as internally generated information. Data and information provided by purchasers and obtained from third parties are subject to inherent limitations as to their accuracy and validity.
      Sales returns are generally estimated and recorded based on historical sales and returns information, analysis of recent wholesale purchase information, consideration of stocking levels at wholesalers and forecasted demand amounts. Products that exhibit unusual sales or return patterns due to dating, competition or other marketing matters are specifically investigated and analyzed as part of the formulation of return reserves.
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

Rebates, Discounts and Returns
      Rebate accruals for federal and state governmental programs were $144 million at December 31, 2005 and $155 million at December 31, 2004. Commercial discounts and other rebate accruals were

$378 million at December 31, 2005, and $382 million at December 31, 2004. These and other rebate accruals are established in the period the related revenue was recognized resulting in a reduction to sales and the establishment of liabilities, which are included in total current liabilities.
      In the case of the governmental rebate programs, the Company’s payments involve interpretations of relevant statutes and regulations. These interpretations are subject to challenges and changes in interpretive guidance by governmental authorities. The result of such a challenge or change could affect whether the estimated governmental rebate amounts are ultimately sufficient to satisfy the Company’s obligations. Additional information on governmental inquiries focused in part on the calculation of rebates is contained in Note 19, “Legal, Environmental and Regulatory Matters,” under Item 8, Financial Statements and Supplementary Data, in this 10-K. In addition, it is possible that, as a result of governmental challenges or changes in interpretive guidance, actual rebates could materially exceed amounts accrued.
      The following summarizes the activity in the accounts related to accrued rebates, sales returns and discounts:

	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004

	(Dollars in millions)
Accrued Rebates/ Returns/ Discounts, Beginning of Period	$537	$594
Provision for Rebates	479	486
Payments	(495)	(524)

	(16)	(38)

Provision for Returns	116	277
Returns	(167)	(321)

	(51)	(44)

Provision for Discounts	459	294
Discounts granted	(407)	(269)

	52	25

Accrued Rebates/ Returns/ Discounts, End of Period	$522	$537

      Management makes estimates and uses assumptions in recording the above accruals. Actual amounts paid in the current period were consistent with those previously estimated. Certain prior year amounts have been conformed to reflect the current year presentation.

Provision for Income Taxes
      As of December 31, 2005, taxes have not been provided on approximately $3.1 billion of undistributed earnings of international subsidiaries as the Company considers these earnings permanently reinvested in its international subsidiaries.
      The Company’s potential tax exposures result from the varying application of statutes, regulations and interpretations and include exposures on intercompany terms of cross border arrangements and utilization of cash held by foreign subsidiaries (investment in U.S. property). Although the Company’s cross border arrangements between affiliates are based upon internationally accepted standards, tax authorities in various jurisdictions may disagree with and subsequently challenge the amount of profits taxed in their country. It is reasonably possible that the ultimate resolution of any tax matters could materially affect shareholders’ equity, liquidity and/or cash flows.
      The Company believes that its accrual for tax contingencies is adequate for all open years, based on past experience, interpretations of tax law, and judgments about potential actions by taxing authorities. The Company accrues liabilities for identified tax contingencies that result from tax positions taken that could be challenged by tax authorities. While the Company believes that its tax reserves reflect the probable outcome of identified tax contingencies, it is reasonably possible that the ultimate resolution of any tax matters may be materially greater or less than the amount accrued.
      The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company has considered ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event the Company were to determine that it would be able to realize all or an additional portion of its net deferred tax assets, an adjustment to the valuation allowance would increase income in the period such determination is made. Likewise, should the Company subsequently determine that it would not be able to realize all or an additional portion of its remaining net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Impairment of Intangible Assets and Property
      Intangible assets representing the capitalized costs of purchased goodwill, patents, licenses and other forms of intellectual property totaled $569 million at December 31, 2005. Annual amortization expense in each of the next five years is estimated to be approximately $50 million per year based on the intangible assets recorded as of December 31, 2005. The value of these assets is subject to continuing scientific, medical and marketplace uncertainty. For example, if a marketed pharmaceutical product were to be withdrawn from the market for safety reasons or if marketing of a product could only occur with pronounced warnings, amounts capitalized for such a product may need to be reduced due to impairment. Events giving rise to impairment are an inherent risk in the pharmaceutical industry and cannot be predicted. Management regularly reviews intangible assets for possible impairment.
      Many of the Company’s manufacturing sites operate below capacity. Overall costs of operating manufacturing sites have significantly increased due to the Consent Decree and other compliance activities. The Company’s manufacturing cost base is relatively fixed. Actions on the part of management to significantly reduce the Company’s manufacturing infrastructure involve complex issues. In most cases, shifting products between manufacturing plants can take many years due to construction, revalidation and registration requirements. Management continues to review the carrying value of certain manufacturing assets for indications of impairment. Future events and decisions may lead to asset impairments and/or related costs.

Accounting for Pension and Post-retirement Benefit Plans
      Pension and other post-retirement benefit plan information for financial reporting purposes is calculated using actuarial assumptions. The Company assesses its pension and other post-retirement benefit plan assumptions on a regular basis. In evaluating these assumptions, the Company considers many factors including evaluation of the discount rate, expected rate of return on plan assets, healthcare cost trend rate, retirement age assumption, the Company’s historical assumptions compared with actual results and analysis of current market conditions and asset allocations (see Note 6, “Retirement Plans and Other Post-retirement Benefits,” under Item 8, Financial Statements and Supplementary Data, in this 10-K, for additional information).
      Discount rates used for pension and other post-retirement benefit plan calculations are evaluated annually and modified to reflect the prevailing market rate at the measurement date of a high-quality fixed income debt instrument portfolio that would provide the future cash flows needed to pay the benefits included in the benefit obligations as they come due. In countries where debt instruments are thinly traded, estimates are based on available market rates.
      Actuarial assumptions are based upon management’s best estimates and judgment. An increase of 50 basis points in the discount rate assumption, with other assumptions held constant, would have an estimated $21 million favorable impact on net pension and post-retirement benefit cost. An increase of 50 basis points in the expected rate of return assumption, with other assumptions held constant, would have an estimated $8 million favorable impact on net pension and post-retirement benefit cost.

      The expected rates of return for the pension and other post-retirement benefit plans represent the average rates of return to be earned on plan assets over the period during which the benefits included in the benefit obligation are to be paid. In developing the expected rate of return, the Company determines expected returns for each of the major asset classes, principally equities, fixed income and real estate. The return expectations for these asset classes are based on assumptions for economic growth and inflation, which are supported by long term historical data as well as the Company’s actual experience of return on plan assets. The expected portfolio performance also reflects the contribution of active management as appropriate.
      Unrecognized net loss amounts reflect experience differentials primarily relating to differences between expected and actual returns on plan assets as well as the effects of changes in actuarial assumptions. Expected returns are based primarily on a calculated market-related value of assets. Under this methodology, asset gains/losses resulting from actual returns that differ from the Company’s expected returns for the majority of the assets are realized in the market-related value of assets ratably over a five-year period. Total unrecognized net loss amounts in excess of certain thresholds are amortized into net pension and other post-retirement benefit cost over the average remaining service life of employees.
      The targeted investment portfolio of the Company’s U.S. pension plan is allocated 65 percent to equities, 28 percent to fixed income investments and 7 percent to real estate. The targeted investment portfolio of the Company’s U.S. other post-retirement benefit plans is allocated 70 percent to equities and 30 percent to fixed income investments. The portfolios’ equity weightings are consistent with the long-term nature of the plans’ benefit obligations. For non-U.S. pension plans, the targeted investment portfolio varies based on the duration of pension liabilities and local governmental rules and regulations.
      Substantially all investments in equities and fixed income are valued based on quoted public market values. All investments in real estate are valued based on periodic appraisals.

Accounting for Legal and Regulatory Matters
      Management judgments and estimates are required in the accounting for legal and regulatory matters on an ongoing basis including insurance coverages. The Company reviews the status of all claims, investigations and legal proceedings on an ongoing basis. From time to time, the Company may settle or otherwise resolve these matters on terms and conditions management believes are in the best interests of the Company. Resolution of any or all claims, investigations and legal proceedings, individually or in the aggregate, could have a material adverse effect on the Company’s results of operations, cash flows or financial condition.
MARKET RISK DISCLOSURE
      The Company is exposed to market risk primarily from changes in foreign currency exchange rates and, to a lesser extent, from interest rates and equity prices. The following describes the nature of these risks.

Foreign Currency Exchange Risk
      The Company has subsidiaries in more than 50 countries. In 2005, sales outside the U.S. accounted for approximately 62 percent of global sales. Virtually all these sales were denominated in currencies of the local country. As such, the Company’s reported profits and cash flows are exposed to changing exchange rates.
      To date, management has not deemed it cost effective to engage in a formula-based program of hedging the profits and cash flows of international operations using derivative financial instruments. Because the Company’s international subsidiaries purchase significant quantities of inventory payable in U.S. dollars, managing the level of inventory and related payables and the rate of inventory turnover provides a level of protection against adverse changes in exchange rates. The risk of adverse exchange rate change is also mitigated by the fact that the Company’s international operations are widespread.

      In addition, at any point in time, the Company’s international subsidiaries hold financial assets and liabilities that are denominated in currencies other than U.S. dollars. These financial assets and liabilities consist primarily of short-term, third party and intercompany, receivables and payables. Changes in exchange rates affect the translated value of these financial assets and liabilities. Gains or losses that arise from translation do not affect net income.
      On occasion, the Company has used derivatives to hedge specific short-term risk situations involving foreign currency exposures. However, these derivative transactions have not been material.

Interest Rate and Equity Price Risk
      Financial assets exposed to changes in interest rates and/or equity prices are primarily cash equivalents, short-term investments and the debt and equity securities held in non-qualified trusts for employee benefits. These assets totaled $5.7 billion at December 31, 2005. For cash equivalents and short-term investments, a 10 percent decrease in interest rates would decrease interest income by approximately $15 million. For securities held in non-qualified trusts, due to the long-term nature of the liabilities that these trust assets will fund, the Company’s exposure to market risk is deemed to be low.
      Financial obligations exposed to variability in interest rates are primarily short-term borrowings. The Company maintains an investment portfolio in excess of the amount of borrowings. Accordingly, the Company has mitigated its exposure for changes in interest rates relating to its financial obligations.
      The Company has long-term debt outstanding, on which a 10 percent decrease in interest rates would increase the fair value of the debt by approximately $120 million. However, the Company does not expect to refund this debt.
Disclosure Notice

Cautionary Statements Under the Private Securities Litigation Reform Act of 1995
      Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report and other written reports and oral statements made from time to time by the Company may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements do not relate strictly to historical or current facts and are based on current expectations or forecasts of future events. You can identify these forward-looking statements by their use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “project,” “intend,” “plan,” “potential,” “will,” and other similar words and terms. In particular, forward-looking statements include statements relating to future actions, ability to access the capital markets, prospective products or product approvals, timing and conditions of regulatory approvals, patent and other intellectual property protection, future performance or results of current and anticipated products, sales efforts, research and development programs, estimates of rebates, discounts and returns, expenses and programs to reduce expenses, the cost of and savings from reductions in work force, the outcome of contingencies such as litigation and investigations, growth strategy and financial results.
      Any or all forward-looking statements here or in other publications may turn out to be wrong. There are no guarantees about the Company’s financial and operational performance or the performance of the Company’s stock. The Company does not assume the obligation to update any forward-looking statement. Many factors could cause actual results to differ from the Company’s forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. Although it is not possible to predict or identify all such factors, we refer you to Item 1A. Risk Factors of this report, which we incorporate herein by reference, for identification of important factors with respect to these risks and uncertainties.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
      See the Market Risk Disclosures as set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this 10-K.

Item 8.	Financial Statements and Supplementary Data

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED OPERATIONS

	For the Years Ended
	December 31,

	2005	2004	2003

	(Amounts in millions, except
	per share figures)
Net sales	$9,508	$8,272	$8,334

Cost of sales	3,346	3,070	2,833
Selling, general and administrative	4,374	3,811	3,474
Research and development	1,865	1,607	1,469
Other expense/(income), net	5	146	59
Special charges	294	153	599
Equity income from cholesterol joint venture	(873)	(347)	(54)

Income/(loss) before income taxes	497	(168)	(46)
Income tax expense	228	779	46

Net income/(loss)	$269	$(947)	$(92)

Preferred stock dividends	86	34	—

Net income/(loss) available to common shareholders	$183	$(981)	$(92)

Diluted earnings/(loss) per common share	$0.12	$(0.67)	$(0.06)

Basic earnings/(loss) per common share	$0.12	$(0.67)	$(0.06)

Dividends per common share	$0.22	$0.22	$0.565

The accompanying notes are an integral part of these Consolidated Financial Statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

	For the Years Ended
	December 31,

	2005	2004	2003

	(Amounts in millions)
Operating Activities:
Net income/(loss)	$269	$(947)	$(92)
Adjustments to reconcile net income/(loss) to net cash provided by/(used for) operating activities:
Payments to U.S. taxing authorities	(239)	(473)	—
Tax refunds from U.S. loss carryback	57	404	—
Special charges	265	(265)	593
Depreciation and amortization	486	453	417
Changes in assets and liabilities:
Accounts receivable	(209)	(7)	603
Inventories	(92)	92	(152)
Prepaid expenses and other assets	168	174	(259)
Accounts payable and other liabilities	241	174	(668)
Income taxes payable	(64)	241	159

Net cash provided by (used for) operating activities	882	(154)	601

Investing Activities:
Capital expenditures	(478)	(489)	(711)
Dispositions of property and equipment	43	7	10
Proceeds from transfer of license	—	118	—
Purchases of investments	(2,608)	(2,852)	(2,169)
Reduction of investments	2,641	2,588	2,063
Other, net	(52)	7	17

Net cash used for investing activities	(454)	(621)	(790)

Financing Activities:
Cash dividends paid to common shareholders	(324)	(324)	(830)
Cash dividends paid to preferred shareholders	(86)	(30)	—
Proceeds from preferred stock issuance, net	—	1,394	—
Short-term borrowings	900	546	—
Payments of short-term borrowings	(1,183)	—	(399)
Issuance of long-term debt	—	—	2,369
Reductions of long-term debt	—	(18)	—
Other, net	60	(34)	(258)

Net cash (used for) provided by financing activities	(633)	1,534	882

Effect of exchange rates on cash and cash equivalents	(12)	7	4

Net (decrease) increase in cash and cash equivalents	(217)	766	697
Cash and cash equivalents, beginning of year	4,984	4,218	3,521

Cash and cash equivalents, end of year	$4,767	$4,984	$4,218

Supplemental Disclosure:
Cash paid for interest, net of amounts capitalized	$159	$166	$46
Cash paid (refunded) for income taxes (see Note 5)	592	(144)	196
The accompanying notes are an integral part of these Consolidated Financial Statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	At December 31,

	2005	2004

	(Amounts in millions,
	except per
	share figures)
ASSETS
Current Assets:
Cash and cash equivalents	$4,767	$4,984
Short-term investments	818	851
Accounts receivable, less allowances: 2005, $211; 2004, $173	1,479	1,407
Inventories	1,605	1,580
Deferred income taxes	294	309
Prepaid expenses and other current assets	769	872

Total current assets	9,732	10,003
Property, at cost:
Land	67	79
Buildings and improvements	3,238	3,198
Equipment	3,131	2,999
Construction in progress	761	809

Total	7,197	7,085
Less accumulated depreciation	2,710	2,492

Property, net	4,487	4,593
Goodwill	204	209
Other intangible assets, net	365	371
Other assets	681	735

Total assets	$15,469	$15,911

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,078	$978
Short-term borrowings and current portion of long-term debt	1,278	1,569
U.S., foreign and state income taxes	213	896
Accrued compensation	632	443
Other accrued liabilities	1,458	1,280

Total current liabilities	4,659	5,166
Long-term Liabilities:
Long-term debt	2,399	2,392
Deferred income taxes	117	111
Other long-term liabilities	907	686

Total long-term liabilities	3,423	3,189
Commitments and contingent liabilities (Note 19)
Shareholders’ Equity:
Mandatory convertible preferred shares — $1 par value; issued: 29; $50 per share face value	1,438	1,438
Common shares — authorized shares: 2,400, $.50 par value; issued: 2,030	1,015	1,015
Paid-in capital	1,416	1,234
Retained earnings	9,472	9,613
Accumulated other comprehensive income	(516)	(300)

Total	12,825	13,000
Less treasury shares: 2005, 550; 2004, 555; at cost	5,438	5,444

Total shareholders’ equity	7,387	7,556

Total liabilities and shareholders’ equity	$15,469	$15,911

The accompanying notes are an integral part of these Consolidated Financial Statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY

						Accumulated
	Mandatory					Other	Total
	Convertible					Compre-	Share-
	Preferred	Common	Paid-in	Retained	Treasury	hensive	holders’
	Shares	Shares	Capital	Earnings	Shares	Income	Equity

	(Amounts in millions)
Balance January 1, 2003	—	$1,015	$1,203	$11,840	$(5,439)	$(477)	$8,142

Comprehensive income:
Net loss				(92)			(92)
Foreign currency translation						218	218
Minimum pension liability, net of tax						(178)	(178)
Unrealized gain on investments available for sale, net of tax						13	13
Other						(2)	(2)

Total comprehensive (loss)							(41)

Cash dividends on common shares				(830)			(830)
Stock incentive plans and other	—	—	69	—	(3)	—	66

Balance December 31, 2003	—	1,015	1,272	10,918	(5,442)	(426)	7,337

Comprehensive income:
Net loss				(947)			(947)
Foreign currency translation						107	107
Minimum pension liability, net of tax						14	14
Unrealized gain on investments available for sale, net of tax						5	5

Total comprehensive (loss)							(821)

Issuance of preferred stock	1,438		(44)				1,394
Cash dividends on common shares				(324)			(324)
Dividends on preferred shares				(34)			(34)
Stock incentive plans and other	—	—	6	—	(2)	—	4

Balance December 31, 2004	$1,438	$1,015	$1,234	$9,613	$(5,444)	$(300)	$7,556

Comprehensive income:
Net income				269			269
Foreign currency translation						(160)	(160)
Minimum pension liability, net of tax						(56)	(56)

Total comprehensive income							53

Cash dividends on common shares				(324)			(324)
Dividends on preferred shares				(86)			(86)
Stock incentive plans and other	—	—	182	—	6	—	188

Balance December 31, 2005	$1,438	$1,015	$1,416	$9,472	$(5,438)	$(516)	$7,387

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview
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

Equity Method of Accounting
      The Company accounts for its share of activity from the Merck/ Schering-Plough cholesterol joint venture (the Partnership or the joint venture) with Merck & Co., Inc. (Merck) using the equity method of accounting as the Company has significant influence over the joint venture’s operating and financial policies. Accordingly, the Company’s share of earnings in the joint venture is included in consolidated net income/(loss). Revenue from the sales of VYTORIN and ZETIA are recognized by the joint venture when title and risk of loss has passed to the customer. Equity income from the joint venture excludes any profit arising from transactions between the Company and the joint venture until such time as there is an underlying profit realized by the joint venture in a transaction with a party other than the Company or Merck. See Note 3, “Equity Income From Cholesterol Joint Venture” for information regarding this joint venture.

Cash and Cash Equivalents
      Cash and cash equivalents include operating cash and highly liquid investments with original maturities of three months or less.

Short-term Investments
      Short-term investments are carried at their fair value and are classified as available for sale. These investments consist of time deposits, certificates of deposit and commercial paper with maturities of less than a year.

Inventories
      Inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out (LIFO) method for a substantial portion of inventories located in the U.S. The cost of all other inventories is determined by the first-in, first-out method (FIFO).

Depreciation of Property and Equipment
      Depreciation is provided over the estimated useful lives of the properties, generally by use of the straight-line method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Useful lives of property are generally as follows:

Asset Category	Years

Buildings	50
Building Improvements	25
Equipment	3 - 15
      The Company reviews the carrying value of property and equipment for indications of impairment in accordance with Statement of Financial Accounting Standard (SFAS) 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.”
      Depreciation expense was $362 million, $340 million and $304 million in 2005, 2004 and 2003, respectively.

Foreign Currency Translation
      The net assets of most of the Company’s international subsidiaries are translated into U.S. dollars using current exchange rates. The U.S. dollar effects that arise from translating the net assets of these subsidiaries at changing rates are recorded in the foreign currency translation account, which is included in other comprehensive income. For the remaining international subsidiaries, non-monetary assets and liabilities are translated using historical rates, while monetary assets and liabilities are translated at current rates, with the U.S. dollar effects of rate changes included in income.
      Exchange gains and losses arising from translating intercompany balances of a long-term investment nature are recorded in the foreign currency translation account. Transactional exchange gains and losses are included in income.

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

ii. rebate obligations under certain federal and state governmental programs; and

iii. sales returns in the normal course of business.
      When recognizing revenue the Company estimates and records the applicable commercial and governmental discounts and rebates as well as sales returns that have been or are expected to be granted or made for products sold during the period. These amounts are deducted from sales for that period. Estimates recorded in prior periods are reevaluated as part of this process. If reliable estimates of these items cannot be made, the Company defers the recognition of revenue.

Earnings Per Common Share
      In 2005, diluted earnings per common share is computed by dividing income available to common shareholders by the sum of the weighted average number of common shares outstanding plus the dilutive effect of shares issuable through deferred stock units and the exercise of stock options. The impact of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
conversion of mandatory convertible preferred shares has been excluded from this calculation since including these securities in the earnings per share calculation would be antidilutive.
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
      For all periods presented, basic earnings/(loss) per common share is computed by dividing income/(loss) available to common shareholders by the weighted average number of common shares outstanding.

Goodwill and Other Intangible Assets
      SFAS 142, “Goodwill and Other Intangible Assets,” requires that intangible assets acquired either individually or with a group of other assets be initially recognized and measured based on fair value. An intangible with a finite life is amortized over its useful life, while an intangible with an indefinite life, including goodwill, is not amortized.
      The Company evaluates goodwill for impairment using a fair-value-based test. If goodwill is determined to be impaired, it is written down to its estimated fair value. The Company’s goodwill is primarily related to the Animal Health business.

Income Taxes
      Deferred income taxes are recognized for the future tax effects of temporary differences between the financial and income tax reporting basis of the Company’s assets and liabilities based on enacted tax laws and rates.

Accounting for Stock-Based Compensation
      Through December 31, 2005, the Company accounted for its stock-based compensation arrangements using the intrinsic value method. No stock-based employee compensation cost is reflected in net income/(loss), other than for the Company’s deferred stock units and performance plans, as stock options granted under all other plans had an exercise price equal to the market value of the underlying common stock on the date of grant.
      In December 2004, the FASB issued SFAS 123 (Revised 2004) “Share-Based Payment” (SFAS 123R). SFAS 123R is effective for the Company on January 1, 2006. SFAS 123R requires companies to recognize compensation costs related to all share-based transactions and compensation based on the market performance of the Company’s shares determined on a fair value basis. The Company will adopt SFAS 123R in the first quarter of 2006 using the modified prospective method. The modified prospective method requires the Company to recognize compensation costs on all share-based grants made on or after January 1, 2006 as well as the unrecognized cost of unvested awards at the date of adoption. Upon adoption of SFAS 123R, the Company will recognize share-based compensation costs over the service period, which is the earlier of the employees retirement eligibility date or the stated vesting period of the award. For grants issued to retirement eligible employees prior to the adoption of SFAS 123R, the Company will recognize compensation costs over the stated vesting period with acceleration of any unrecognized compensation costs upon the retirement of the employee. SFAS 123R also amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits that had been reflected as operating cash flows be reflected as financing cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In addition, the Company has two compensation plans that will be accounted for under SFAS 123R as liability-based plans. The ultimate cash payout of these liability-based plans will be based on the Company’s stock price performance as compared to the stock price performance of its peer group. This change in accounting required by SFAS 123R will result in a cumulative effect of $26 million in income at January 1, 2006, in order to recognize the difference between the Company’s previously accrued liability as reported under Accounting Principles Board (APB) Opinion number 25, “Accounting for Stock Issued to Employees”, and the fair value of the liability for these plans. Future operating results will be impacted by the fluctuation in the fair value of the liability under these plans, which is required to be remeasured at each reporting date.
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

	2005	2004	2003

	(Dollars in millions,
	except per share data)
Net income/(loss) available to common shareholders, as reported	$183	$(981)	$(92)
Add back: Expense included in reported net income for deferred stock units, net of tax in 2003	89	59	66
Deduct: Pro forma expense as if both stock options and deferred stock units were charged against net income/(loss) available to common shareholders in accordance with SFAS 123, net of tax in 2003	(177)	(160)	(143)

Pro forma net income/(loss) available to common shareholders using the fair value method	$95	$(1,082)	$(169)

Diluted earnings/(loss) per common share:
Diluted earnings/(loss) per common share, as reported	$0.12	$(0.67)	$(0.06)
Pro forma diluted earnings/(loss) per common share using the fair value method	0.06	(0.74)	(0.12)
Basic earnings/(loss) per common share:
Basic earnings/(loss) per common share, as reported	$0.12	$(0.67)	$(0.06)
Pro forma basic earnings/(loss) per common share using the fair value method	0.06	(0.74)	(0.12)
      The weighted-average fair value of options granted in 2005, 2004 and 2003 was $7.04, $6.15 and $5.29, respectively. These fair values were estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	2005	2004	2003

Dividend yield	1.7%	1.7%	1.4%
Volatility	32%	33%	34%
Risk-free interest rate	4.1%	3.9%	2.9%
Expected term of options (in years)	7	7	5

Impact of Other Recently Issued Accounting Pronouncements
      In November 2004, the FASB issued SFAS 151, “Inventory Costs.” This SFAS requires that abnormal spoilage be expensed in the period incurred (as opposed to inventoried and amortized to income

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
over inventory usage) and that fixed production facility overhead costs be allocated over the normal production level of a facility. The Company implemented SFAS 151 in the fourth quarter of 2005. The implementation of this SFAS did not have a material impact on the Company’s financial statements.
      In March 2005, the FASB issued Interpretation No. 47 (FIN 47) for SFAS 143, “Accounting for Conditional Asset Retirement Obligations,” to clarify the term “conditional asset retirement obligations,” as used in SFAS 143. This term refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, a company is required to recognize liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation is effective no later than the end of fiscal year ending after December 15, 2005. Retroactive application is not required. The Company implemented FIN 47 in the fourth quarter of 2005. The implementation of FIN 47 did not have a material impact on the Company’s financial statements.

2.	SPECIAL CHARGES
      The components of special charges for the year ended December 31 are as follows:

	2005	2004	2003

	(Dollars in millions)
Litigation charges	$250	$—	$350
Employee termination costs	28	119	179
Asset impairment and related charges	16	34	70

	$294	$153	$599

Litigation Charges
      During 2005, litigation reserves were increased by $250 million resulting in a total reserve of $500 million for the Massachusetts investigation as well as the investigations disclosed under “AWP Investigations” and the state litigation disclosed under “AWP Litigation” in Note 19, “Legal, Environmental and Regulatory Matters.”
      In 2003, litigation reserves were increased by $350 million primarily as a result of the investigations into the Company’s sales and marketing practices (see Note 19, “Legal, Environmental and Regulatory Matters,” for additional information).

Employee Termination Costs
      In August 2003, the Company announced a global workforce reduction initiative. The first phase of this initiative was a Voluntary Early Retirement Program (VERP) in the U.S. Under this program, eligible employees in the U.S. had until December 15, 2003 to elect early retirement and receive an enhanced retirement benefit. Approximately 900 employees elected to retire under the program, all of which have retired by December 31, 2005. The total cost of this program was approximately $191 million, comprised of increased pension costs of $108 million, increased post-retirement health care costs of $57 million, vacation payments of $4 million and costs related to accelerated vesting of stock grants of $22 million. Amounts recognized relating to this program during the years ended December 31, 2005, 2004 and 2003 were $7 million, $20 million and $164 million, respectively.
      Employee termination costs not associated with the VERP totaled $21 million, $99 million and $15 million in 2005, 2004 and 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following summarizes the activity in the accounts related to employee termination costs:

Employee
Termination
Costs

(Dollars
in millions)
Special charges incurred during 2003	$179
Credit to retirement benefit plan liability	(144)
Disbursements	(6)

Special charges liability balance at December 31, 2003	$29

Special charges incurred during 2004	$119
Credit to retirement benefit plan liability	(20)
Disbursements	(110)

Special charges liability balance at December 31, 2004	$18

Special charges incurred during 2005	$28
Credit to retirement benefit plan liability	(7)
Disbursements	(35)

Special charges liability balance at December 31, 2005	$4

Asset Impairment and Other Charges
      Asset impairment charges have been recognized in accordance with SFAS 142, “Goodwill and Other Intangible Assets” and SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
      For the year ended December 31, 2005, the Company recognized asset impairment and other charges of $16 million related primarily to the consolidation of the Company’s U.S. biotechnology organizations.
      For the year ended December 31, 2004, the Company recognized asset impairment charges of $27 million based on discounted cash flows, and other charges of $7 million related primarily to the shutdown of a small European research and development facility.
      For the year ended December 31, 2003, the Company recognized asset impairment charges related to the following:

•	Asset impairment charges totaling $26 million were recognized based on discounted cash flow analysis related to the facilities and equipment at two of the Company’s manufacturing sites.

•	An asset impairment charge of $27 million based on discounted cash flows was recognized related to the intangible asset for a licensed cancer therapy drug that was sold in countries outside the U.S.

•	An impairment charge of $17 million related to the trade name of the Company’s high-end sun care brand was recognized based on discounted cash flows.

3.	EQUITY INCOME FROM CHOLESTEROL JOINT VENTURE
      In May 2000, the Company and Merck & Co., Inc. (Merck) entered into two separate sets of agreements to jointly develop and market certain products in the U.S. including (1) two cholesterol-lowering drugs and (2) an allergy/asthma drug. In December 2001, the cholesterol agreements were expanded to include all countries of the world except Japan. In general, the companies agreed that the collaborative activities under these agreements would operate in a virtual joint venture to the maximum degree possible by relying on the respective infrastructures of the two companies. These agreements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
generally provide for equal sharing of development costs and for co-promotion of approved products by each company.
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
      The Company utilizes the equity method of accounting in recording its share of activity from the Merck/ Schering-Plough cholesterol joint venture. As such, the Company’s net sales do not include the sales of the joint venture. The cholesterol joint venture agreements provide for the sharing of operating income generated by the joint venture based upon percentages that vary by product, sales level and country. In the U.S. market, the Company receives a greater share of profits on the first $300 million of annual ZETIA sales. Above $300 million of annual ZETIA sales, Merck and Schering-Plough (the Partners) generally share profits equally. Schering-Plough’s allocation of the joint venture income is increased by milestones recognized. Further, either Partner’s share of the joint venture’s income from operations is subject to a reduction if the Partner fails to perform a specified minimum number of physician details in a particular country. The Partners agree annually to the minimum number of physician details by country.
      The Partners bear the costs of their own general sales forces and commercial overhead in marketing joint venture products around the world. In the U.S., Canada, and Puerto Rico, the cholesterol agreements provide for a reimbursement to each Partner for physician details that are set on an annual basis. This reimbursed amount is equal to each Partner’s physician details multiplied by a contractual fixed fee. Schering-Plough reports this reimbursement as part of equity income from the cholesterol joint venture. This amount does not represent a reimbursement of specific, incremental and identifiable costs for the Company’s detailing of the cholesterol products in these markets. In addition, this reimbursement amount is not reflective of the Company’s sales effort related to the joint venture as the Company’s sales force and related costs associated with the joint venture are generally estimated to be higher.
      For the year ended December 31, 2005, the Company recognized milestones of $20 million. These milestones related to certain European approvals of VYTORIN (ezetimibe/simvastatin) in 2005. During 2004, the Company recognized a milestone of $7 million related to the approval of ezetimibe/simvastatin in Mexico during 2004. During 2003, the Company recognized milestones of $20 million related to certain European approvals of ZETIA in 2003.
      Under certain other conditions, as specified in the joint venture agreements with Merck, the Company could earn additional milestones totaling $105 million.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following information provides a summary of the components of the Company’s equity income from the cholesterol joint venture for the year ended December 31:

	2005	2004	2003

	(Dollars in millions)
Schering-Plough’s share of net income/(loss) (including milestones of $20, $7 and $20 in 2005, 2004 and 2003, respectively)	$689	$244	$(11)
Reimbursement to Schering-Plough for physician details	194	121	68
Elimination of intercompany profit and other, net	(10)	(18)	(3)

Total equity income from cholesterol joint venture	$873	$347	$54

      Equity income from the joint venture excludes any profit arising from transactions between the Company and the joint venture until such time as there is an underlying profit realized by the joint venture in a transaction with a party other than the Company or Merck.
      Due to the virtual nature of the cholesterol joint venture, the Company incurs substantial costs, such as selling, general and administrative costs, that are not reflected in equity income and are borne by the overall cost structure of the Company. These costs are reported on their respective line items in the Statements of Consolidated Operations. The cholesterol agreements do not provide for any jointly owned facilities and, as such, products resulting from the joint venture are manufactured in facilities owned by either the Company or Merck.
      The allergy/asthma agreements provide for the joint development and marketing by the Partners of a once-daily, fixed-combination tablet containing CLARITIN and Singulair. Singulair is Merck’s once-daily leukotriene receptor antagonist for the treatment of asthma and seasonal allergic rhinitis. In January 2002, the Merck/ Schering-Plough respiratory joint venture reported on results of Phase III clinical trials of a fixed-combination tablet containing CLARITIN and Singulair. This Phase III study did not demonstrate sufficient added benefits in the treatment of seasonal allergic rhinitis. The CLARITIN and Singulair combination tablet does not have approval in any country and remains in clinical development with new Phase III clinical trials planned.

4.	OTHER EXPENSE/(INCOME), NET
      The components of other expense/(income), net are as follows:

	2005	2004	2003

	(Dollars in millions)
Interest cost incurred	$177	$188	$92
Less: amount capitalized on construction	(14)	(20)	(11)

Interest expense	163	168	81
Interest income	(176)	(80)	(57)
Foreign exchange losses	8	5	1
Other, net	10	53	34

Total other expense/(income), net	$5	$146	$59

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INCOME TAXES
      The components of consolidated income/(loss) before income taxes for the years ended December 31 are as follows:

	2005	2004	2003

	(Dollars in millions)
United States	$(1,436)	$(1,548)	$(1,169)
Foreign	1,933	1,380	1,123

Total income/(loss) before income taxes	$497	$(168)	$(46)

      Income from the cholesterol joint venture is included in the above table based on the jurisdiction in which the income is earned.
      The components of income tax expense for the years ended December 31 are as follows:

	Federal	State	Foreign	Total

	(Dollars in millions)
2005
Current	$(46)	$23	$227	$204
Deferred	—	(9)	33	24

Total	$(46)	$14	$260	$228

2004
Current	$365	$24	$182	$571
Deferred	240	(14)	(18)	208

Total	$605	$10	$164	$779

2003
Current	$(299)	$21	$187	$(91)
Deferred	126	—	11	137

Total	$(173)	$21	$198	$46

      The Company’s tax provision for the year ended December 31, 2005 includes a U.S. federal income tax benefit of approximately $42 million as a result of an IRS Notice issued in August 2005. The provisions of this Notice resulted in a reduction of the previously accrued tax liability attributable to the American Jobs Creation Act (AJCA) repatriation, and also reduced the 2005 U.S. Net Operating Loss (NOL) carried forward to subsequent years.
      In the fourth quarter of 2004, the Company made the decision to repatriate approximately $9.4 billion under the provisions of the AJCA, which was the maximum amount of foreign earnings that qualified for the reduced tax rate of 5.25 percent. The intended repatriation of earnings resulted in a U.S. federal tax liability of approximately $417 million and a state income tax liability of approximately $6 million, which was recorded in the 2004 income tax expense. During 2005, the Company repatriated approximately $9.4 billion in accordance with its planned repatriation under the AJCA. The Company will continue to use the repatriated funds for qualified spending.
      Prior to the AJCA, the Company’s intent was to permanently reinvest all unremitted earnings of its international subsidiaries, and except for the amounts repatriated under the AJCA, the Company maintains its intent to permanently reinvest earnings of its international subsidiaries. The Company has not provided deferred taxes on approximately $3.1 billion of undistributed foreign earnings as of December 31, 2005. Determining the tax liability that would arise if these earnings were remitted is not practicable. That

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
liability would depend on a number of factors, including the amount of the earnings distributed and whether the U.S. operations were generating taxable profits or losses.
      In the fourth quarter of 2004, due to changes in tax planning strategies triggered by the Company’s intent to repatriate earnings under the AJCA, management was no longer able to conclude that it was more likely than not that it would realize the benefit of its net U.S. deferred tax assets, including any benefit related to its U.S. NOLs. Therefore, in general, the Company established a valuation allowance on its net U.S. deferred tax asset at December 31, 2004. The Company continues to maintain a valuation allowance for its net U.S. deferred tax asset at December 31, 2005.
      Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The Company’s deferred tax assets result principally from the recording of certain items that currently are not deductible for tax purposes and net operating loss and other tax credit carryforwards. The Company’s deferred tax liabilities principally result from the use of accelerated depreciation for tax purposes.
      The components of the Company’s deferred tax assets and liabilities at December 31, are as follows:

	2005	2004

	(Dollars in millions)
Deferred tax assets:
Net operating losses (NOLs) and other tax credit carryforwards	$865	$324
Postretirement and other employee benefits	275	281
Inventory related	170	190
Sales return reserves	149	153
Litigation accruals	126	103
Other	223	145

Total deferred tax assets:	$1,808	$1,196

Deferred tax liabilities:
Depreciation	$(310)	$(333)
Inventory valuation	(26)	(63)
Other	(89)	(166)

Total deferred tax liabilities:	$(425)	$(562)

Deferred tax valuation allowance	$(1,143)	$(406)

Net deferred tax assets	$240	$228

      The change in the valuation allowance from 2004 to 2005 is primarily due to the increase in the U.S. NOL.
      Deferred taxes for net operating losses and other carryforwards principally relate to U.S. NOLs, Research and Development (R&D) tax credits, U.S. foreign tax credits and Federal Alternative Minimum Tax (AMT) credit carryforwards. At December 31, 2005, the Company had approximately $1.5 billion of U.S. NOLs for income tax purposes that are available to offset future U.S. taxable income. These U.S. NOLs will expire in varying amounts in 2024 and 2025, if unused. At December 31, 2005, the Company had approximately $66 million of R&D tax credits carryforwards that will expire between 2022 and 2025; $155 million of foreign tax credit carryforwards that will expire between 2011 and 2015; and $44 million of AMT tax credit carryforwards that have an indefinite life. Approximately $300 million and $1.5 billion of the U.S. NOLs generated in 2004 and 2003, respectively, were eligible for carryback benefits under a provision of the U.S. tax law. In accordance with this provision, the Company was able to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
recoup previous U.S. taxes paid, which resulted in income tax benefits of $52 million and $452 million for 2004 and 2003, respectively.
      The difference between income taxes based on the U.S. statutory tax rate and the Company’s income tax expense for the years ending December 31 was due to the following:

	2005	2004	2003

	(Dollars in millions)
Income tax expense/(benefit) at U.S. statutory rate	$174	$(59)	$(16)
Increase/(decrease) in taxes resulting from:
Lower rates in other jurisdictions, net	(417)	(319)	(308)
Federal (benefit) tax on repatriated foreign earnings under the Act, net of credits	(42)	417	—
U.S. NOLs for which no tax benefit was recorded	437	384	—
Provision for valuation allowance of net U.S. deferred tax assets	—	240	—
Non-deductible litigation reserves	—	—	123
Reserves for tax litigation	—	—	200
Research tax credit	—	—	(13)
State income tax	14	10	13
Permanent differences	66	98	28
All other, net	(4)	8	19

Income tax at effective tax rate	$228	$779	$46

      The lower tax rates in other jurisdictions in 2005, 2004 and 2003, net, are primarily attributable to the Company’s manufacturing subsidiaries in Puerto Rico, Singapore and Ireland, which operate under various incentive tax grants that begin to expire in 2011. Overall income tax expense primarily relates to foreign taxes and does not include any benefit related to U.S. NOLs.
      Net consolidated income tax payments/(refunds), exclusive of payments related to the tax examinations and litigation discussed below, during 2005, 2004 and 2003 were $592 million, $(144) million and $196 million, respectively.
      In January 2006, the Internal Revenue Service (IRS) completed its examination of the Company’s 1993-1996 federal income tax returns. The Company had made a cash payment in the third quarter of 2005 in the form of a tax deposit of approximately $239 million in anticipation of the settlement of the 1993-1996 tax examination and to prevent additional IRS interest charges. This payment fully satisfied the liability associated with the tax examination and was consistent with the previously recorded reserves. The IRS is currently examining the Company’s 1997-2002 federal income tax returns.
      The Company’s potential tax exposures result from the varying application of statutes, regulations and interpretations and include exposures on intercompany terms of cross border arrangements and utilization of cash held by foreign subsidiaries (investment in U.S. property). Although the Company’s cross border arrangements between affiliates are based upon internationally accepted standards, tax authorities in various jurisdictions may disagree with and subsequently challenge the amount of profits taxed in their country. It is reasonably possible that the ultimate resolution of any tax matters could materially affect shareholders’ equity, liquidity and/or cash flows.
      The Company believes that its accrual for tax contingencies is adequate for all open years, based on past experience, interpretations of tax law, and judgments about potential actions by taxing authorities. The Company accrues liabilities for identified tax contingencies that result from tax positions taken that could be challenged by tax authorities. While the Company believes that its tax reserves reflect the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
probable outcome of identified tax contingencies, it is reasonably possible that the ultimate resolution of any tax matters may be materially greater or less than the amount accrued.
      In October 2001, IRS auditors asserted that two interest rate swaps that the Company entered into with an unrelated party should be recharacterized as loans from affiliated companies, resulting in additional tax liability for the 1991 and 1992 tax years. In September 2004, the Company made payments to the IRS in the amount of $194 million for income tax and $279 million for interest. The Company filed refund claims for the tax and interest with the IRS in December 2004. Following the IRS’s denial of the Company’s claims for a refund, the Company filed suit in May 2005 in the U.S. District Court for the District of New Jersey for refund of the full amount of the tax and interest. This refund litigation is currently in the discovery phase. The Company’s tax reserves were adequate to cover the above mentioned payments.

6.	RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS

Plan Descriptions
      The Company has defined benefit pension plans covering eligible employees in the U.S. and certain foreign countries. For the U.S. plan, benefits for normal retirement are primarily based upon the participant’s average final earnings, years of service and Social Security income, and are modified for early retirement. Death and disability benefits are also available under the plan. Benefits become fully vested after five years of service. The plan provides for the continued accrual of credited service for employees who opt to postpone retirement and remain employed with the Company after reaching the normal retirement age. Non-U.S. pension plans offer benefits that are competitive with local market conditions.
      In addition, the Company provides post-retirement medical and life insurance benefits to its eligible U.S. retirees and their dependents through its post-retirement benefit plans.
      The measurement date for the majority of the plans’ liabilities is December 31. The net pension and other post-retirement benefit costs totaled $165 million in 2005 as compared to $155 million in 2004 and $181 million in 2003.

Actuarial Assumptions
      The consolidated weighted average assumptions used to determine benefit obligations at December 31 were:

			Other Post-
	Retirement		retirement
	Plans		Benefits

	2005	2004	2005	2004

Discount rate	5.3%	5.6%	5.7%	6.0%
Rate of increase in future compensation	3.8%	3.9%	N/A	N/A
      The assumptions above are used to develop the benefit obligations at year-end.
      The consolidated weighted average assumptions used to determine net benefit costs for the years ended December 31 were:

				Other Post-retirement
	Retirement Plans			Benefits

	2005	2004	2003	2005	2004	2003

Discount rate	5.6%	5.7%	6.3%	6.0%	6.0%	6.7%
Long-term expected rate of return on plan assets	7.5%	7.6%	8.5%	7.5%	7.5%	8.0%
Rate of increase in future compensation	3.9%	3.9%	3.9%	N/A	N/A	N/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The assumptions used to determine net periodic benefit costs for each year are established at the end of each previous year while the assumptions used to determine benefit obligations are established at each year-end. The net periodic benefit costs and the actuarial present value of the benefit obligations are based on actuarial assumptions that are determined annually based on an evaluation of long-term trends, as well as market conditions, that may have an impact on the cost of providing retirement benefits.
      The long-term expected rates of return on plan assets are derived from return assumptions determined for each of the major asset classes: equities, fixed income and real estate, on a proportional basis. The return expectations for each of these asset classes are based largely on assumptions about economic growth and inflation, which are supported by long-term historical data.
      The weighted average assumed healthcare cost trend rate used for post-retirement measurement purposes is 9.1 percent for 2006, trending down to 4.8 percent by 2013. A one percent increase in the assumed healthcare cost trend rate would increase combined post-retirement service and interest cost by $8 million and the post-retirement benefit obligation by $65 million. A one percent decrease in the assumed health care cost trend rate would decrease combined post-retirement service and interest cost by $6 million and the post-retirement benefit obligation by $51 million.
      Average retirement age is assumed based on the annual rates of retirement experienced by the Company.

Components of Net Periodic Benefit Costs
      The components of net pension and other post-retirement benefits expense were as follows:

				Other Post-retirement
	Retirement Plans			Benefits

	2005	2004	2003	2005	2004	2003

	(Dollars in millions)
Service cost	$102	$91	$71	$15	$13	$9
Interest cost	106	102	85	24	22	18
Expected return on plan assets	(112)	(115)	(118)	(15)	(16)	(18)
Amortization, net	31	27	(1)	2	2	—
Termination benefits(1)	7	18	70	1	2	9
Curtailment(1)	—	—	8	—	—	46
Settlement(1)	4	9	2	—	—	—

Net pension and other post-retirement benefits expense	$138	$132	$117	$27	$23	$64

(1)	Termination benefits, curtailment and settlement costs primarily relate to the matters discussed in Note 2, “Special Charges.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Benefit Obligations and Funded Status
      The components of the changes in the benefit obligations were as follows:

			Other
			Post-retirement
	Retirement Plans		Benefits

	2005	2004	2005	2004

	(Dollars in millions)
Benefit obligations at beginning of year	$1,995	$1,822	$409	$431
Service cost	102	91	15	13
Interest cost	106	102	24	22
Participant contributions	4	6	1	1
Effects of exchange rate changes	(59)	41	—	—
Benefits paid	(91)	(119)	(23)	(21)
Acquisitions/ plan transfers	5	—	6	—
Actuarial losses/(gains) (including assumption change)	91	39	38	(4)
Plan amendments	—	8	(19)	(33)
Termination benefits(1)	2	6	—	—
Curtailment(1)	—	(1)	—	—

Benefit obligations at end of year	$2,155	$1,995	$451	$409

Benefit obligations of over-funded plans	$84	$16	$—	$—
Benefit obligations of under-funded plans	2,071	1,979	451	409

(1)	Termination benefits and Curtailment costs primarily relate to the matters discussed in Note 2, “Special Charges.”
      The components of the changes in plan assets were as follows:

			Other Post-
			retirement
	Retirement Plans		Benefits

	2005	2004	2005	2004

	(Dollars in millions)
Fair value of plan assets, primarily stocks and bonds, at beginning of year	$1,429	$1,319	$197	$200
Actual gain (loss) on plan assets	122	113	9	17
Contributions	27	82	2	1
Acquisitions/ plan transfers	1	—	—	—
Effects of exchange rate changes	(47)	34	—	—
Benefits paid	(91)	(119)	(23)	(21)

Fair value of plan assets at end of year	$1,441	$1,429	$185	$197

Plan assets of over-funded plans	$96	$18	$—	$—
Plan assets of under-funded plans	1,345	1,411	185	197
      In addition to the plan assets indicated above, at December 31, 2005 and 2004, securities investments of $70 million and $71 million, respectively, were held in a non-qualified trust designated to provide pension benefits for certain under-funded plans.
      At December 31, 2005 and 2004, the accumulated benefit obligations (ABO) for the retirement plans were $1,844 million and $1,672 million, respectively. The aggregated accumulated benefit obligations and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
fair values of plan assets for retirement plans with accumulated benefit obligations in excess of plan assets were $1,671 million and $1,232 million, respectively, at December 31, 2005, and $1,331 million and $1,029 million, respectively, at December 31, 2004.
      In accordance with FASB Staff Position 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act), the Company began accounting for the effect of the federal subsidy under the Medicare Act in the third quarter of 2004. As a result, the Company’s accumulated other post-retirement benefit obligation was reduced by $48 million, and the Company’s net other post-retirement benefits expense was reduced by $7 million during 2004. The reduction in the other post-retirement benefits expense consists of reductions in service cost, interest cost and net amortization of $2 million, $3 million and $2 million, respectively.
      The following is a reconciliation of the funded status of the plans to the net asset/(liability):

			Other
			Post-retirement
	Retirement Plans		Benefits

	2005	2004	2005	2004

	(Dollars in millions)
Benefit obligations in excess of plan assets	$(714)	$(566)	$(266)	$(212)
Post measurement date contributions	4	—	—	—
Unrecognized prior service costs	69	78	(48)	(2)
Unrecognized net actuarial loss	669	636	203	133

Net asset/(liability) at end of year	$28	$148	$(111)	$(81)

      The unrecognized actuarial gains or losses primarily represent the cumulative difference between the actuarial assumptions and the actual returns from plan assets, changes in discount rates and plans’ experience. At December 31, 2005, the Company has an unrecognized net actuarial loss of $669 million for the retirement plans and $203 million for the post-retirement benefit plans. Total unrecognized net loss amounts in excess of certain thresholds are amortized into net pension and other post-retirement benefit cost over the average remaining service life of employees.
      The components of the net asset/(liability) were recorded in the consolidated balance sheet as follows:

			Other
			Post-retirement
	Retirement Plans		Benefits

	2005	2004	2005	2004

	(Dollars in millions)
Prepaid benefit cost	$51	$124	$—	$—
Accrued benefit cost	(439)	(312)	(111)	(81)
Intangible assets	61	49	—	—
Accumulated other comprehensive income	355	287	—	—

Net asset/(liability) at end of year	$28	$148	$(111)	$(81)

      As of December 31, 2005 and 2004, the Company’s additional minimum pension liability was $416 million and $335 million, respectively, primarily related to domestic retirement plans. This resulted in an adjustment to accumulated other comprehensive income/(loss), net of tax, of $56 million and $(14) million in 2005 and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan Assets at Fair Value
      The asset allocation for the consolidated retirement plans at December 31, 2005 and 2004, and the target allocation for 2006 are as follows:

		Percentage of
		Plan Assets at
	Target	December 31,
	Allocation
Asset Category	2006	2005	2004

Equity Securities	59%	62%	60%
Debt Securities	36	32	33
Real Estate	5	6	7

Total	100%	100%	100%

      The asset allocation for the post-retirement benefit trusts at December 31, 2005 and 2004, and the target allocation for 2006 are as follows:

		Percentage of
		Plan Assets at
	Target	December 31,
	Allocation
Asset Category	2006	2005	2004

Equity Securities	70%	72%	74%
Debt Securities	30	28	26

Total	100%	100%	100%

      The Company’s investments related to these plans are broadly diversified, consisting primarily of equities and fixed income securities, with an objective of generating long-term investment returns that are consistent with an acceptable level of overall portfolio market value risk. The assets are periodically rebalanced back to the target allocations.

Estimated Future Benefit Payments
      The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

		Other
	Retirement	Post-retirement
	Plans	Benefits(1)

	(Dollars in millions)
2006	$96	$23
2007	88	24
2008	89	26
2009	95	27
2010	99	28
Years 2011-2015	630	158

(1)	Expected benefit payments have not been reduced for expected subsidy payments under the Medicare Act of $2 million, $3 million, $3 million, $3 million, $3 million, and $21 million in 2006, 2007, 2008, 2009, 2010, and 2011-2015, respectively.
      The Company’s practice is to fund qualified pension plans at least at sufficient amounts to meet the minimum requirements set forth in applicable laws.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company expects to contribute approximately $100 million to its retirement plans during 2006, including about $50 million to its U.S. Retirement Plan. The contribution in the U.S. may change based on the outcome of pending funding reform legislation.

Defined Contribution Plans
      In 2003, the Company had a defined contribution profit-sharing plan covering substantially all of its full-time domestic employees who have completed one year of service. The annual contribution was determined by a formula based on the Company’s income, shareholders’ equity and participants’ compensation.. There was no profit sharing contribution in 2003 as determined by the formula described above. The Company no longer makes contributions to this plan.
      Beginning in 2004, the Company makes contributions to an existing defined contribution savings plan equal to three percent of eligible employee earnings, plus a matching of up to two percent of eligible employee earnings based on employee contributions to this plan. The total Company contributions to this plan in 2005 and 2004 were $58 million and $48 million, respectively.

7.	EARNINGS PER COMMON SHARE
      The following table reconciles the components of the basic and diluted earnings/(loss) per share computations:

	2005	2004	2003

	(Dollars and shares in millions)
EPS Numerator:
Net income/(loss)	$269	$(947)	$(92)
Less: Preferred stock dividends	86	34	—

Net income/(loss) available to common shareholders	$183	$(981)	$(92)

EPS Denominator:
Average shares outstanding for basic EPS	1,476	1,472	1,469
Dilutive effect of options and deferred stock units	8	—	—

Average shares outstanding for diluted EPS	1,484	1,472	1,469

      The equivalent common shares issuable under the Company’s stock incentive plans which were excluded from the computation of diluted EPS because their effect would have been antidilutive were 39 million, 89 million and 77 million, respectively, for the years ended December 31, 2005, 2004 and 2003, respectively. Also, for the years ended December 31, 2005 and 2004, 69 million and 27 million common shares, respectively, obtainable upon conversion of the Company’s 6 percent Mandatory Convertible Preferred Stock were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

8.	COMPREHENSIVE INCOME/(LOSS)
      The components of accumulated other comprehensive income/(loss) at December 31 were:

	2005	2004

	(Dollars in millions)
Foreign currency translation adjustment	$(291)	$(131)
Minimum pension liability, net of tax	(238)	(182)
Unrealized gain on investments available for sale, net of tax	13	13

Total	$(516)	$(300)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Gross unrealized pre-tax gains on investments in 2005 and 2004 were $0 and $5 million, respectively; unrealized losses were immaterial.

9.	INVENTORIES
      Inventories consisted of the following at December 31:

	2005	2004

	(Dollars in millions)
Finished products	$665	$630
Goods in process	614	651
Raw materials and supplies	326	299

Total inventories	$1,605	$1,580

      Inventories valued on a last-in, first-out basis comprised approximately 19 percent of total inventories at December 31, 2005 and 2004. The estimated replacement cost of total inventories at December 31, 2005 and 2004 was $1,652 million and $1,624 million, respectively.

10.	OTHER INTANGIBLE ASSETS
      The components of other intangible assets, net are as follows at December 31:

	2005			2004

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

	(Dollars in millions)
Patents and licenses	$579	$329	$250	$558	$287	$271
Trademarks and other	166	51	115	144	44	100

Total other intangible assets	$745	$380	$365	$702	$331	$371

      Included in other are pension assets of $61 million and $49 million for 2005 and 2004, respectively.
      Patents, licenses and trademarks are amortized on the straight-line method over their respective useful lives. The residual value of intangible assets is estimated to be zero.
      During 2005, the Company recorded $11 million in base technology intangibles related to the acquisition of NeoGenesis’ assets. This amount is being amortized over five years.
      During 2005, the Company restructured its INTEGRILIN co-promotion agreement with Millennium Pharmaceuticals, Inc. (Millennium). As a result, $36 million has been included in intangible assets and is being amortized over approximately nine years.
      Included in intangible assets is approximately $120 million related to the license and co-promotion agreements with Bayer. These amounts are being amortized over the effective useful lives of the agreements ranging from seven to 14 years.
      See Note 11, “Product Licenses and Acquisitions,” for additional information on the above transactions.
      During 2004, the net carrying amount of patents and licenses was reduced by approximately $118 million as a result of Bristol-Myers Squibb’s reacquisition of co-promotion rights of TEQUIN in the U.S.
      Amortization expense related to other intangible assets in 2005, 2004 and 2003 was $49 million, $42 million, and $55 million, respectively. All intangible assets are reviewed to determine their

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
recoverability by comparing their carrying values to their expected undiscounted future cash flows when events or circumstances warrant such a review.

11.	PRODUCT LICENSES & ACQUISITIONS
      On February 14, 2005, the Company acquired most of the assets of NeoGenesis Pharmaceuticals for approximately $18 million, of which $11 million was recorded as an intangible asset related to base technology. NeoGenesis applies novel screening and chemistry technologies to discover new drug candidates.
      In August 2005, the Company announced that it exercised its right to develop and commercialize with Centocor, Inc. (Centocor), golimumab, a fully human monoclonal antibody being developed as a therapy for the treatment of rheumatoid arthritis and other immune-mediated inflammatory diseases. Pursuant to the exercise, the Company receives exclusive worldwide marketing rights to golimumab, excluding the U.S., Japan, China (including Hong Kong), Taiwan, and Indonesia. In exchange for its rights under this agreement, the Company made an upfront payment in the amount of $124 million to Centocor before a tax benefit of $6 million. This payment has been expensed and reported in Research and development for the year ended December 31, 2005, in the Statements of Consolidated Operations. The Company is sharing development costs with Centocor.
      Effective September 1, 2005, the Company restructured its INTEGRILIN co-promotion agreement with Millennium. Under the terms of the restructured agreement, the Company acquired exclusive U.S. development and commercialization rights to INTEGRILIN in exchange for an upfront payment of $36 million and royalties on INTEGRILIN sales. The Company has agreed to pay minimum royalties of $85 million per year to Millennium for 2006 and 2007. The Company also purchased existing INTEGRILIN inventory from Millennium. The $36 million upfront payment has been capitalized and included in other intangible assets.
      During 2004, the Company entered into a collaboration and license agreement with Toyama Chemical Co. Ltd (Toyama). Under the terms of the agreement, the Company has acquired the exclusive worldwide rights, excluding Japan, Korea and China, to develop, use and sell garenoxacin for all human and veterinary uses (excluding topical ophthalmic applications). Garenoxacin is Toyama’s quinolone antibacterial agent currently under regulatory review in the U.S. In connection with the execution of the agreement, the Company incurred a charge in the second quarter of 2004 for an up-front fee of $80 million to Toyama. This amount has been expensed and reported in Research and development for the year ended December 31, 2004, in the Statements of Consolidated Operations.
      During 2004, the Company entered into a strategic agreement with Bayer intended to enhance the Company’s pharmaceutical resources. Under the terms of this agreement, the Company has exclusive rights in the U.S. and Puerto Rico to market, sell and distribute the AVELOX and CIPRO antibiotics for all uses (excluding certain topical formulations for administration to the eye or ear). The Company pays Bayer royalties generally in excess of 50 percent of these products based on sales.
      Under the agreement, the Company also undertook Bayer’s U.S. commercialization activities for the erectile dysfunction medicine LEVITRA under Bayer’s co-promotion agreement with GlaxoSmithKline PLC. In the Japanese market, Bayer will co-market the Company’s cholesterol-absorption inhibitor ZETIA, when it is approved. The Company has received and recorded deferred revenue of $120 million related to the sale of ZETIA co-promotion rights to Bayer. This deferred revenue will begin to be recognized upon regulatory approval in Japan. ZETIA is currently under regulatory review in Japan. Under certain circumstances, if ZETIA does not receive regulatory/marketing approval in Japan by a certain date, this amount will be required to be repaid to Bayer.
      The agreement with Bayer potentially restricts the Company from marketing products in the U.S. that would compete with any of the products under the agreement. As a result, the Company expects that it

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
will sublicense rights to garenoxacin, the quinolone antibacterial agent that the Company licensed from Toyama in 2004.

12.	SHORT-TERM BORROWINGS, LONG-TERM DEBT AND OTHER COMMITMENTS

Short and Long-Term Borrowings
      In general, short-term borrowings consist of bank loans and commercial paper issued in the U.S. Short-term borrowings at December 31, 2005 and 2004 totaled $1.3 billion and $1.6 billion, respectively. Included in short-term borrowings is commercial paper outstanding at December 31, 2005 and 2004 of $298 million and $1.5 billion, respectively. The weighted average interest rate for short-term borrowings at December 31, 2005 and 2004 was 4.7 percent and 2.6 percent respectively.
      On November 26, 2003, the Company issued $1.25 billion aggregate principal amount of 5.3 percent senior unsecured notes due 2013 and $1.15 billion aggregate principal amount of 6.5 percent senior unsecured notes due 2033. Interest is payable semi-annually. The net proceeds from this offering were $2.37 billion. Upon issuance, the notes were rated A3 by Moody’s Investors Service, Inc. (Moody’s), and A+ by Standard & Poor’s Rating Services (S&P). The interest rates payable on the notes are subject to adjustment as follows: if the rating assigned to a particular series of notes by either Moody’s or S&P changes to a rating set forth below, the interest rate payable on that series of notes will be the initial interest rate (5.3 percent for the notes due 2013 and 6.5 percent for the notes due 2033) plus the additional interest rate set forth below by Moody’s and S&P:

Additional Interest Rate	Moody’s Rating	S&P Rating

0.25%	Baa1	BBB+
0.50%	Baa2	BBB
0.75%	Baa3	BBB-
1.00%	Ba1 or below	BB+ or below
      In no event will the interest rate for any of the notes increase by more than 2 percent above the initial coupon rates of 5.3 percent and 6.5 percent, respectively. If either Moody’s or S&P subsequently upgrades its ratings, the interest rates will be correspondingly reduced, but not below 5.3 percent or 6.5 percent, respectively. Furthermore, the interest rate payable on a particular series of notes will return to 5.3 percent and 6.5 percent, respectively, and the rate adjustment provisions will permanently cease to apply if, following a downgrade by either Moody’s or S&P below A3 or A-, respectively, the notes are subsequently rated above Baa1 by Moody’s and BBB+ by S&P.
      On July 14, 2004, Moody’s lowered its rating of the notes to Baa1 and, accordingly, the interest payable on each note increased by 25 basis points, effective December 1, 2004. Therefore, effective on December 1, 2004, the interest rate payable on the notes due 2013 increased from 5.3 percent to 5.55 percent, and the interest rate payable on the notes due 2033 increased from 6.5 percent to 6.75 percent. At December 31, 2005, the notes were rated Baa1 by Moody’s and A- by S&P.
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

Credit Facilities
      The Company has a revolving credit facility from a syndicate of major financial institutions. During March 2005, the Company negotiated an increase in the commitment under this facility from $1.25 billion to $1.5 billion with no changes in the basic terms of the pre-existing credit facility. Concurrently with the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
increase in commitments under this facility, the Company terminated early a separate $250 million line of credit which would have matured in May 2006. There was no outstanding balance under this facility at the time it was terminated. The existing $1.5 billion credit facility matures in May 2009 and requires the Company to maintain a total debt to capital ratio of no more than 60 percent. This credit line is available for general corporate purposes and management considers this facility as support to the Company’s commercial paper borrowings. Borrowings under the credit facility may be drawn by the U.S. parent company or by its wholly-owned international subsidiaries when accompanied by a parent guarantee. This facility does not require compensating balances, however, a nominal commitment fee is paid. As of December 31, 2005, $325 million has been drawn down under this facility by a wholly-owned international subsidiary to fund AJCA repatriations.
      In addition to the aforementioned credit facility, the Company entered into a $575 million credit facility during the fourth quarter of 2005, all of which was drawn as of December 31, 2005. This credit facility was utilized by a wholly-owned international subsidiary to fund repatriations under the AJCA. This credit facility requires the Company to maintain a total debt to total capital ratio of no more than 60 percent. These borrowings are payable no later than November 4, 2008. Any funds borrowed under this facility which are subsequently repaid may not be re-borrowed.
      All credit facility borrowings have been classified as short-term borrowings as the Company intends to repay these amounts in the next twelve months.
      In addition, the Company’s international subsidiaries had approximately $173 million available in unused lines of credit from various financial institutions at December 31, 2005.

Other Commitments
      Total rent expense amounted to $110 million in 2005, $100 million in 2004, and $91 million in 2003. Future annual minimum rental commitments on non-cancelable operating leases as of December 31, 2005, are as follows: 2006, $76 million; 2007, $63 million; 2008, $45 million; 2009, $21 million; 2010, $12 million; with aggregate minimum lease obligations of $32 million due thereafter.
      As of December 31, 2005, capital lease obligations of $1 million and $6 million are included in current portion of long-term debt and long-term debt, respectively.
      As of December 31, 2005, the Company has commitments totaling $175 million related to capital expenditures to be made in 2006.

13.	FINANCIAL INSTRUMENTS
      SFAS 133, “Derivative Instruments and Financial Hedging Activities,” as amended, requires all derivatives to be recorded on the balance sheet at fair value. This accounting standard also provides that the effective portion of qualifying cash flow hedges be recognized in income when the hedged item affects income; that changes in the fair value of derivatives that qualify as fair value hedges, along with the change in the fair value of the hedged risk, be recognized as they occur; and that changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of qualifying hedges, be recognized in income as they occur.

Risks, Policy and Objectives
      The Company is exposed to market risk, primarily from changes in foreign currency exchange rates and, to a lesser extent, from interest rate and equity price changes. From time to time, the Company will hedge selective foreign currency risks with derivatives. Currently, management has not deemed it cost effective to engage in a formula-based program of hedging the profits and cash flows of international operations using derivative financial instruments. Because the Company’s international subsidiaries purchase significant quantities of inventory payable in U.S. dollars, managing the level of inventory and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
related payables and the rate of inventory turnover can provide a natural level of protection against adverse changes in exchange rates. Furthermore, the risk of adverse exchange rate change is somewhat mitigated by the fact that the Company’s international operations are widespread. On a limited basis, the Company will hedge selective foreign currency contract exposures to mitigate exchange rate risks.
      The Company mitigates credit risk on derivative instruments by dealing only with counterparties considered to be financially sound. Accordingly, the Company does not anticipate loss for non-performance. The Company does not enter into derivative instruments to generate trading profits.
      The table below presents the carrying values and estimated fair values for certain of the Company’s financial instruments at December 31. Estimated fair values were determined based on market prices, where available, or dealer quotes. The carrying values of all other financial instruments, including cash and cash equivalents, approximated their estimated fair values at December 31, 2005 and 2004.

	2005		2004

	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

	(Dollars in millions)
ASSETS:
Short-term investments	$818	$818	$851	$851
Long-term investments	144	147	153	157

LIABILITIES:
Short-term borrowings and current portion of long-term debt	$1,278	$1,278	$1,569	$1,569
Long-term debt	2,399	2,583	2,392	2,600

Long-term Investments
      Long-term investments, which are included in other non-current assets, primarily consist of debt and equity securities held in non-qualified trusts to fund long-term employee benefit obligations, which are included as liabilities in the Consolidated Balance Sheets. These assets can only be used to fund the related liabilities.

Interest Rate Swap Contract
      Prior to March 2005, the Company had an interest rate swap arrangement in effect with a counterparty bank. The arrangement utilized two long-term interest rate swap contracts, one between a foreign-based subsidiary of the Company and a bank and the other between a U.S. subsidiary of the Company and the same bank. The two contracts had equal and offsetting terms and were covered by a master netting arrangement. The contract involving the foreign-based subsidiary permitted the subsidiary to prepay a portion of its future obligation to the bank, and the contract involving the U.S. subsidiary permitted the bank to prepay a portion of its future obligation to the U.S. subsidiary. Prepayments totaling $1.9 billion were made under both contracts as of December 31, 2004.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The termination of this arrangement did not have a material impact on the Company’s Statement of Consolidated Operations.

14.	SHAREHOLDERS’ EQUITY
      The Company has authorized 50,000,000 shares of preferred stock that consists of: 12,000,000 preferred shares designated as Series A Junior Participating Preferred Stock, 28,750,000 preferred shares designated as 6 percent Mandatory Convertible Preferred Stock, and 9,250,000 preferred shares whose designations have not yet been determined.

6	percent Mandatory Convertible Preferred Stock and Shelf Registration
      On August 10, 2004, the Company issued 28,750,000 shares of 6 percent Mandatory Convertible Preferred Stock (the Preferred Stock) with a face value of $1.44 billion. Net proceeds to the Company were $1.4 billion after deducting commissions, discounts and other underwriting expenses. The Preferred Stock will automatically convert into between 2.2451 and 2.7840 common shares of the Company depending on the average closing price of the Company’s common shares over a period immediately preceding the mandatory conversion date of September 14, 2007, as defined in the prospectus. The preferred shareholders may elect to convert at any time prior to September 14, 2007, at the minimum conversion ratio of 2.2451 common shares per share of the Preferred Stock. Additionally, if at any time prior to the mandatory conversion date, the closing price of the Company’s common shares exceeds $33.41 (for at least 20 trading days within a period of 30 consecutive trading days), the Company may elect to cause the conversion of all, but not less than all, of the Preferred Stock then outstanding at the same minimum conversion ratio of 2.2451 common shares for each preferred share.
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
      As of December 31, 2005, the Company has the ability to issue $563 million (principal amount) of securities under a currently effective Securities and Exchange Commission (SEC) shelf registration.

Treasury Stock
      A summary of treasury share transactions for the years ended December 31 is as follows:

	2005	2004	2003

	(Shares in millions)
Share balance at January 1	555	559	562
Shares issued under stock incentive plans	(5)	(4)	(3)

Share balance at December 31	550	555	559

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

15.	STOCK INCENTIVE PLANS
      Under the terms of the Company’s 2002 Stock Incentive Plan, which was approved by the Company’s shareholders, 72 million of the Company’s common shares may be granted as stock options or awarded as deferred stock units to officers and certain employees of the Company through December 2007. As of December 31, 2005, 11 million options and deferred stock units remain available for future year grants under the 2002 Stock Incentive Plan. Option exercise prices equal the market price of the common shares at their grant dates. Options expire no later than 10 years after the date of grant. Options granted in 2005 and 2004 generally had a three-year vesting term, while those granted in 2003 and prior generally had a one-year vesting term. Other option grants vest over longer periods ranging from three to nine years. Deferred stock units are payable in an equivalent number of common shares; the shares are distributable in a single installment or in three or five equal annual installments generally commencing three years from the date of the award.
      The following table summarizes stock option activity over the past three years under the current and prior plans. These incentive plans are approved by the Company’s shareholders.

	2005		2004		2003

		Weighted-		Weighted-		Weighted-
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Options	Price	Options	Price	Options	Price

	(Number of options in millions)
Outstanding at January 1	79	$27.43	71	$30.15	54	$35.40
Granted	12	19.58	19	18.12	23	17.57
Exercised	(4)	14.58	(2)	12.12	(1)	9.40
Canceled or expired	(5)	29.45	(9)	32.37	(5)	33.19

Outstanding at December 31	82	$27.00	79	$27.43	71	$30.15

Exercisable at December 31	54	$31.03	50	$32.07	43	$34.94

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Summarized information about stock options outstanding and exercisable at December 31, 2005 is as follows:

		Outstanding
		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Exercisable	Average
	of	Term in	Exercise	Number of	Exercise
Exercise Price Range	Options	Years	Price	Options	Price

	(Number of options in millions)
Under $20	41	6.9	$17.81	24	$17.74
$20 to $30	10	9.2	20.83	—	23.70
$30 to $40	16	4.2	36.57	15	36.59
Over $40	15	4.3	46.37	15	46.33

	82			54

      In 2005, 2004 and 2003, the Company awarded deferred stock units totaling 7.3 million units, 3.4 million units, and 3.2 million units, respectively. The weighted average fair values of the deferred stock units granted in 2005, 2004 and 2003 were $20.65, $18.11 and $17.59, respectively.

16.	INSURANCE COVERAGE
      The Company maintains insurance coverage with such deductibles and self-insurance as management believes adequate for its needs under current circumstances. Such coverage reflects market conditions (including cost and availability) existing at the time it is written, and the relationship of insurance coverage to self-insurance varies accordingly. As a result of recent external events, the availability of insurance has become more restrictive. Management considers the impact of these changes as it continually assesses the best way to provide for its insurance needs in the future. The Company self-insures a substantial proportion of risk as it relates to products’ liability.

17.	SEGMENT INFORMATION
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

Net sales by segment:

	Year Ended December 31,

	2005	2004	2003

	(Dollars in millions)
Prescription Pharmaceuticals	$7,564	$6,417	$6,611
Consumer Health Care	1,093	1,085	1,026
Animal Health	851	770	697

Consolidated net sales	$9,508	$8,272	$8,334

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Profit by segment:

	Year Ended December 31,

	2005	2004	2003

	(Dollars in millions)
Prescription Pharmaceuticals	$733	$13	$513
Consumer Health Care	235	234	199
Animal Health	120	88	86
Corporate and other	(591)	(503)	(844)

Consolidated profit/(loss) before tax	$497	$(168)	$(46)

      “Corporate and other” includes interest income and expense, foreign exchange gains and losses, headquarters expenses, special charges and other miscellaneous items. The accounting policies used for segment reporting are the same as those described in Note 1, “Summary of Significant Accounting Policies.”
      In 2005, “Corporate and other” includes special charges of $294 million, including $28 million of employee termination costs, $16 million of asset impairment and other charges, and an increase in litigation reserves by $250 million resulting in a total reserve of $500 million representing the Company’s current estimate to resolve the Massachusetts investigation as well as the investigations disclosed under “AWP Investigations” and the state litigation disclosed under “AWP Litigation” in Note 19, “Legal, Environmental and Regulatory Matters.” It is estimated that the charges relate to the reportable segments as follows: Prescription Pharmaceuticals — $289 million, Consumer Health Care — $2 million, Animal Health — $1 million and Corporate and other — $2 million.
      In 2004, “Corporate and other” includes special charges of $153 million, including $119 million of employee termination costs, as well as $27 million of asset impairment charges and $7 million of closure costs primarily related to the exit from a small European research and development facility. It is estimated the charges relate to the reportable segments as follows: Prescription Pharmaceuticals — $135 million, Consumer Health Care — $3 million, Animal Health — $2 million and Corporate and other — $13 million.
      In 2003, “Corporate and other” includes special charges of $599 million, including $179 million of employee termination costs, a $350 million provision to increase litigation reserves, and $70 million of asset impairment charges. It is estimated that the charges relate to the reportable segments as follows: Prescription Pharmaceuticals — $515 million, Consumer Health Care — $25 million, Animal Health — $4 million and Corporate and other — $55 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Net Sales by Major Product:

	2005	2004	2003

	(Dollars in millions)
PRESCRIPTION PHARMACEUTICALS	$7,564	$6,417	$6,611
REMICADE	942	746	540
PEG-INTRON	751	563	802
NASONEX	737	594	500
CLARINEX/ AERIUS	646	692	694
TEMODAR	588	459	324
CLARITIN Rx	371	321	328
REBETOL	331	287	639
INTEGRILIN	315	325	306
INTRON A	287	318	409
AVELOX	228	44	—
SUBUTEX	197	185	144
CAELYX	181	150	111
CIPRO	146	43	—
ELOCON	144	168	154
Other Pharmaceutical	1,700	1,522	1,660
CONSUMER HEALTH CARE	1,093	1,085	1,026
OTC (includes OTC CLARITIN sales in 2005, 2004, and 2003 of $394, $419, and $432, respectively)	556	578	588
Foot Care	333	331	292
Sun Care	204	176	146
ANIMAL HEALTH	851	770	697

CONSOLIDATED NET SALES	$9,508	$8,272	$8,334

     Net Sales by Geographic Area:

	2005	2004	2003

	(Dollars in millions)
United States	$3,589	$3,219	$3,559
Europe and Canada	4,040	3,595	3,410
Pacific Area and Asia	995	676	649
Latin America	884	782	716

Consolidated net sales	$9,508	$8,272	$8,334

      The Company has subsidiaries in more than 50 countries outside the U.S. No single foreign country, except for France, Italy and Japan, accounted for 5 percent or more of consolidated net sales during the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
past three years. Net sales are presented in the geographic area in which the Company’s customers are located.

	2005		2004		2003

		% of		% of		% of
		Consolidated		Consolidated		Consolidated
	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales

	(Dollars in millions)
Total International net sales	$5,919	62%	$5,053	61%	$4,775	57%

France	771	8%	729	9%	691	8%
Japan	687	7%	385	5%	414	5%
Italy	457	5%	443	5%	436	5%

Net sales by customer

	2005		2004		2003

		% of		% of		% of
		Consolidated		Consolidated		Consolidated
	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales

	(Dollars in millions)
McKesson Corporation	$1,073	11%	$868	10%	$667	8%
      No single customer, except for McKesson Corporation, a major pharmaceutical and health care products distributor, accounted for 10 percent or more of consolidated net sales during the past three years.

Long-lived Assets by Geographic Location:

	2005	2004	2003

	(Dollars in millions)
United States	$2,538	$2,447	$2,507
Singapore	840	884	828
Ireland	486	449	444
Puerto Rico	307	298	317
Other	602	768	726

Total	$4,773	$4,846	$4,822

      Long-lived assets shown by geographic location are primarily property.

Supplemental sales information:
      Sales of products comprising 10 percent or more of the Company’s U.S. or international sales for the year ended December 31, 2005, were as follows:

	Amount	Percentage

	(Dollars in millions)
U.S.
NASONEX	$447	12%
OTC CLARITIN	375	10%
International
REMICADE	$942	16%
PEG-INTRON	567	10%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Schering-Plough’s net sales do not include sales of VYTORIN and ZETIA that are marketed in partnership with Merck, as the Company accounts for this joint venture under the equity method of accounting. See Note 3, “Equity Income From Cholesterol Joint Venture.”
      The Company does not disaggregate assets on a segment basis for internal management reporting and, therefore, such information is not presented.

18.	CONSENT DECREE
      In May 2002, the Company agreed with the FDA to the entry of a Consent Decree to resolve issues related to compliance with current Good Manufacturing Practices (cGMP) at certain of the Company’s facilities in New Jersey and Puerto Rico (the “Consent Decree” or the “Decree”).
      In summary, the Decree required the Company to make payments totaling $500 million in two equal installments of $250 million, which were paid in 2002 and 2003. In addition, the Decree required the Company to complete revalidation programs for manufacturing processes used to produce bulk active pharmaceutical ingredients and finished drug products at the covered facilities, as well as to implement a comprehensive cGMP Work Plan for each such facility. The Decree required the foregoing to be completed in accordance with strict schedules, and provided for possible imposition of additional payments in the event the Company did not adhere to the approved schedules. Final completion of the work was made subject to certification by independent experts, whose certifications were in turn made subject to FDA acceptance.
      As of September 30, 2005, the Company had completed the revalidation and third party certification of the bulk active pharmaceutical ingredients. As of December 31, 2005, the Company had completed the revalidation and third party certification of the finished drug products. The Company also completed all 212 Significant Steps of the cGMP Work Plan by December 31, 2005. All of these requirements were completed in accordance with the schedules required by the Decree.
      Under the terms of the Decree, provided that the FDA has not notified the Company of a significant violation of FDA law, regulations, or the Decree in the five year period since the Decree’s entry, May 2002 through May 2007, the Company may petition the court to have the Decree dissolved and the FDA will not oppose the Company’s petition.
      Although the Company has reported to the FDA that it has completed both the revalidation programs and the cGMP Work Plan, third party certification of the Work Plan is still pending. It is possible that the third party expert may not certify the completion of a Work Plan Significant Step or that the FDA may disagree with the expert’s certification. In such an event, it is possible that FDA may assess additional payments as permitted under the Decree, and as described in more detail below.
      In general, the cGMP Work Plan contained 212 Significant Steps whose timely and satisfactory completion are subject to payments of $15 thousand per business day for each deadline missed. These payments may not exceed $25 million for 2002, and $50 million for each of the years 2003, 2004 and 2005. These payments are subject to an overall cap of $175 million. The Company would expense any such additional payments assessed under the Decree if and when incurred.

19.	LEGAL, ENVIRONMENTAL AND REGULATORY MATTERS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The Company reviews the status of all claims, investigations and legal proceedings on an ongoing basis, including related insurance coverages. From time to time, the Company may settle or otherwise resolve these matters on terms and conditions management believes are in the best interests of the Company. Resolution of any or all claims, investigations and legal proceedings, individually or in the aggregate, could have a material adverse effect on the Company’s results of operations, cash flows or financial condition.
      Resolution (including settlements) of matters of the types set forth in the remainder of this Note, and in particular under Investigations, frequently involve fines and penalties of an amount that would be material to its results of operations, cash flows or financial condition. Resolution of such matters may also involve injunctive or administrative remedies that would adversely impact the business such as exclusion from government reimbursement programs, which in turn would have a material adverse impact on the business, future financial condition, cash flows or the results of operations. There are no assurances that the Company will prevail in any of the matters discussed in the remainder of this Note, that settlements can be reached on acceptable terms (including the scope of the release provided and the absence of injunctive or administrative remedies that would adversely impact the business such as exclusion from government reimbursement programs) or in amounts that do not exceed the amounts reserved. Even if an acceptable settlement were to be reached, there can be no assurance that further investigations or litigations will not be commenced raising similar issues, potentially exposing the Company to additional material liabilities. The outcome of the matters discussed below under Investigations could include the commencement of civil and/or criminal proceedings involving the imposition of substantial fines, penalties and injunctive or administrative remedies, including exclusion from government reimbursement programs. Total liabilities reserved reflect an estimate (and in the case of the Investigations, a current estimate of the liability), and any final settlement or adjudication of any of these matters could possibly be less than, or could materially exceed the liabilities recorded in the financial statements and could have a material adverse impact on the Company’s financial condition, cash flows or operations. Further, the Company cannot predict the timing of the resolution of these matters or their outcomes.
      Except for the matters discussed in the remainder of this Note, the recorded liabilities for contingencies at December 31, 2005, and the related expenses incurred during the year ended December 31, 2005, were not material. In the opinion of management, based on the advice of legal counsel, the ultimate outcome of these matters, except matters discussed in the remainder of this Note, will not have a material impact on the Company’s results of operations, cash flows or financial condition.

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

Investigations
      Massachusetts Investigation. The U.S. Attorney’s Office for the District of Massachusetts is investigating a broad range of the Company’s sales, marketing and clinical trial practices and programs along with those of Warrick Pharmaceuticals (Warrick), the Company’s generic subsidiary. The investigation is focused on the following alleged practices: providing remuneration to managed care

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
organizations, physicians and others to induce the purchase of Schering pharmaceutical products; off-label marketing of drugs; and submitting false pharmaceutical pricing information to the government for purposes of calculating rebates required to be paid to the Medicaid program. The Company is cooperating with this investigation.
      The outcome of this investigation could include the commencement of civil and/or criminal proceedings involving the imposition of substantial fines, penalties and injunctive or administrative remedies, including exclusion from government reimbursement programs. The Company has recorded a liability of $500 million related to this investigation as well as the investigations described below under “AWP Investigations” and the state litigation described below under “AWP Litigation.” If the Company is not able to reach a settlement at the current estimate, the resolution of this matter could have a material adverse impact on the Company’s results of operations (beyond what has been reflected to date if the Company is not able to reach a settlement at the current estimate), cash flows, financial condition and/or its business.
      AWP Investigations. The Company continues to respond to existing and new investigations by the Department of Health and Human Services, the Department of Justice and several states into industry and Company practices regarding average wholesale price (AWP). These investigations relate to whether the AWP used by pharmaceutical companies for certain drugs improperly exceeds the average prices paid by providers and, as a consequence, results in unlawful inflation of certain government drug reimbursements that are based on AWP. The Company is cooperating with these investigations. The outcome of these investigations could include the imposition of substantial fines, penalties and injunctive or administrative remedies.
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

Pricing Matters
      AWP Litigation. The Company continues to respond to existing and new litigation by certain states and private payors into industry and Company practices regarding average wholesale price (AWP). These litigations relate to whether the AWP used by pharmaceutical companies for certain drugs improperly exceeds the average prices paid by providers and, as a consequence, results in unlawful inflation of certain reimbursements for drugs by state programs and private payors that are based on AWP. The complaints allege violations of federal and state law, including fraud, Medicaid fraud and consumer protection violations, among other claims. In the majority of cases, the plaintiffs are seeking class certifications. In some cases, classes have been certified. The outcome of these litigations could include substantial damages, the imposition of substantial fines, penalties and injunctive or administrative remedies.

Securities and Class Action Litigation
      Federal Securities Litigation. Following the Company’s announcement that the FDA had been conducting inspections of the Company’s manufacturing facilities in New Jersey and Puerto Rico and had issued reports citing deficiencies concerning compliance with current Good Manufacturing Practices, several lawsuits were filed against the Company and certain named officers. These lawsuits allege that the defendants violated the federal securities law by allegedly failing to disclose material information and making material misstatements. Specifically, they allege that the Company failed to disclose an alleged serious risk that a new drug application for CLARINEX would be delayed as a result of these manufacturing issues, and they allege that the Company failed to disclose the alleged depth and severity of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
its manufacturing issues. These complaints were consolidated into one action in the U.S. District Court for the District of New Jersey, and a consolidated amended complaint was filed on October 11, 2001, purporting to represent a class of shareholders who purchased shares of Company stock from May 9, 2000 through February 15, 2001. The complaint seeks compensatory damages on behalf of the class. The Court certified the shareholder class on October 10, 2003. Discovery is ongoing.
      Shareholder Derivative Actions. Two lawsuits were filed in the U.S. District Court for the District of New Jersey, against the Company, certain officers, directors and a former director seeking damages on behalf of the Company, including disgorgement of trading profits made by defendants allegedly obtained on the basis of material non-public information. The complaints allege a failure to disclose material information and breach of fiduciary duty by the directors, relating to the FDA inspections and investigations into the Company’s pricing practices and sales, marketing and clinical trials practices. These lawsuits are shareholder derivative actions that purport to assert claims on behalf of the Company. The two shareholder derivative actions pending in the U.S. District Court for the District of New Jersey were consolidated into one action on August 20, 2001, which is in its very early stages.
      Product Liability. The Company previously disclosed that it was a defendant in putative class action lawsuits involving alleged claims for personal injuries arising from the plaintiffs’ ingestion of phenylpropanolamine-containing cough/cold remedies (“PPA” products), and other class action lawsuits in which plaintiffs asserted claims for personal injuries arising from their use of laxative products and sought a refund of the purchase price of laxatives they purchased. These lawsuits have been dismissed or resolved. Any amounts paid to resolve these matters were immaterial. While no class action lawsuits currently exist concerning PPA claims, individual lawsuits involving PPA products are still pending. The Company deems the pending lawsuits to be immaterial in the aggregate. The Company also previously disclosed that it was the defendant in individual lawsuits relating to recalled albuterol/ VANCERIL/ VANCENASE inhalers. These lawsuits have been dismissed or resolved. Any amounts paid to resolve these lawsuits were immaterial.
      ERISA Litigation. On March 31, 2003, the Company was served with a putative class action complaint filed in the U.S. District Court in New Jersey alleging that the Company, retired Chairman, CEO and President Richard Jay Kogan, the Company’s Employee Savings Plan (Plan) administrator, several current and former directors, and certain corporate officers (Messrs. LaRosa and Moore) breached their fiduciary obligations to certain participants in the Plan. The complaint seeks damages in the amount of losses allegedly suffered by the Plan. The complaint was dismissed on June 29, 2004. The plaintiffs appealed. On August 19, 2005 the U.S. Court of Appeals for the Third Circuit reversed the dismissal by the District Court and the matter has been remanded back to the District Court for further proceedings.
      K-DUR Antitrust Litigation. K-DUR is Schering-Plough’s long-acting potassium chloride product supplement used by cardiac patients. Following the commencement of the FTC administrative proceeding described below, alleged class action suits were filed in federal and state courts on behalf of direct and indirect purchasers of K-DUR against Schering-Plough, Upsher-Smith and Lederle. These suits claim violations of federal and state antitrust laws, as well as other state statutory and common law causes of action. These suits seek unspecified damages. Discovery is ongoing.

Antitrust Matters
      K-DUR. Schering-Plough had settled patent litigation with Upsher-Smith, Inc. (Upsher-Smith) and ESI Lederle, Inc. (Lederle), which had related to generic versions of K-DUR for which Lederle and Upsher Smith had filed Abbreviated New Drug Applications (ANDAs). On April 2, 2001, the FTC started an administrative proceeding against Schering-Plough, Upsher-Smith and Lederle alleging anti-competitive effects from those settlements. The administrative law judge issued a decision that the patent litigation settlements complied with the law in all respects and dismissed all claims against the Company. The FTC Staff appealed that decision to the full Commission. The full Commission reversed the decision

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of the administrative law judge ruling that the settlements did violate the antitrust laws. The full Commission issued a cease and desist order imposing various injunctive restraints. The federal court of appeals set aside the Commission ruling and vacated the cease and desist order. On August 29, 2005, the FTC filed a petition seeking a hearing by the U.S. Supreme Court.

Pending Administrative Obligations
      In connection with the settlement of an investigation with the U.S. Department of Justice and the U.S. Attorney’s Office for the Eastern District of Pennsylvania, the Company entered into a five-year corporate integrity agreement (CIA). As disclosed in Note 18 “Consent Decree,” the Company is subject to obligations under a Consent Decree with the FDA. Failure to comply with the obligations under the CIA or the Consent Decree can result in financial penalties.
     Other Matters
      Biopharma Contract Dispute. Biopharma S.r.l. filed a claim in the Civil Court of Rome on July 21, 2004 (docket No. 57397/2004, 9th Chamber) against certain Schering-Plough subsidiaries. The Complaint alleges that the Company did not fulfill its duties under distribution and supply agreements between Biopharma and a Schering-Plough subsidiary for distribution by Schering-Plough of generic products manufactured by Biopharma to hospitals and to pharmacists in France.

Tax Matters
      In October 2001, IRS auditors asserted that two interest rate swaps that the Company entered into with an unrelated party should be recharacterized as loans from affiliated companies, resulting in additional tax liability for the 1991 and 1992 tax years. In September 2004, the Company made payments to the IRS in the amount of $194 million for income tax and $279 million for interest. The Company filed refund claims for the tax and interest with the IRS in December 2004. Following the IRS’s denial of the Company’s claims for a refund, the Company filed suit in May 2005 in the U.S. District Court for the District of New Jersey for refund of the full amount of the tax and interest. This refund litigation is currently in the discovery phase. The Company’s tax reserves were adequate to cover the above mentioned payments.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Schering-Plough Corporation
      We have audited the accompanying consolidated balance sheets of Schering-Plough Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Schering-Plough Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/  Deloitte & Touche LLP
Parsippany, New Jersey
February 28, 2006

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
QUARTERLY DATA (UNAUDITED)

	Three Months Ended

	March 31		June 30		September 30		December 31

	2005	2004	2005	2004	2005	2004	2005	2004

	(Dollars in millions, except per share figures)
Net sales	$2,369	$1,963	$2,532	$2,147	$2,284	$1,978	$2,324	$2,184
Cost of sales	889	740	867	790	775	711	815	829

Gross profit	1,480	1,223	1,665	1,357	1,509	1,267	1,509	1,355

Selling, general and administrative	1,081	914	1,116	979	1,064	892	1,114	1,026
Research and development	384	372	442	451	566	378	474	406
Other expense/(income), net	17	36	(8)	43	—	34	(5)	33
Special charges	27	70	259	42	6	26	2	15
Equity (income)/loss from cholesterol joint venture	(220)	(78)	(170)	(77)	(215)	(95)	(268)	(98)

Income/(loss) before income taxes	191	(91)	26	(81)	88	32	192	(27)
Income tax expense/(benefit)	64	(18)	74	(16)	23	6	66	807

Net income/(loss)	$127	$(73)	$(48)	$(65)	$65	$26	$126	$(834)

Dividends on preferred shares	22	—	22	—	22	12	22	22

Net income/(loss) available to common shareholders	$105	$(73)	$(70)	$(65)	$43	$14	$104	$(856)

Diluted earnings/(loss) per common share	$.07	$(.05)	$(.05)	$(.04)	$.03	$.01	$.07	$(.58)
Basic earnings/(loss) per common share	.07	(.05)	(.05)	(.04)	.03	.01	.07	$(.58)
Dividends per common share	.055	.055	.055	.055	.055	.055	.055	.055
Common share prices:
High	21.41	18.97	20.94	18.70	22.45	19.98	21.76	21.12
Low	17.68	15.96	17.89	16.10	18.48	17.55	19.05	16.72
Average shares outstanding for diluted EPS (in millions)	1,480	1,471	1,476	1,472	1,487	1,475	1,487	1,473
Average shares outstanding for basic EPS (in millions)	1,474	1,471	1,476	1,472	1,477	1,472	1,478	1,473
      See Note 2, “Special Charges” to the Consolidated Financial Statements for additional information relating to Special charges.
      The Company’s common shares are listed and principally traded on the New York Stock Exchange. The approximate number of holders of record of common shares as of January 31, 2006 was 37,000.

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
      As part of the changing business environment in which the Company operates, the Company is replacing and upgrading a number of information systems. This process will be ongoing for several years. In connection with these changes, as part of the Company’s management of both internal control over financial reporting and disclosure controls and procedures, management has concluded that the new systems are at least as effective with respect to those controls as the prior systems. Examples of changes in information systems that occurred during 2005 are the replacement of the Company’s order entry and accounts receivable information systems within its U.S. prescription pharmaceutical business, and the Medicaid management system.
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
      Schering-Plough’s Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment Management believes that, as of December 31, 2005, the Company’s internal control over financial reporting is effective.
      Schering-Plough’s independent auditors, Deloitte & Touche LLP, have issued an attestation report on Management’s assessment of the Company’s internal control over financial reporting. Their report follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Schering-Plough Corporation
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Schering-Plough Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated February 28, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP
Parsippany, New Jersey
February 28, 2006

Part III

Item 10.	Directors and Executive Officers of the Registrant
      Information concerning Directors and nominees for Directors is incorporated by reference to “Proposal One: Election of Directors” in the Company’s Proxy Statement for the Annual Meeting of Shareholders on May 19, 2006.
      Information concerning executive officers is included in Part I of this filing under the caption “Executive Officers of the Registrant.”
      Information concerning the audit committee financial expert is incorporated by reference to “Audit Committee Report” in the Company’s Proxy Statement for the Annual Meeting of Shareholders on May 19, 2006.
      Information concerning the Standards of Global Business Practices is incorporated by reference to “Corporate Governance Materials” in the Company’s Proxy Statement for the Annual Meeting of Shareholders on May 19, 2006.

Item 11.	Executive Compensation
      Executive compensation is incorporated by reference to “Executive Compensation” in the Company’s Proxy Statement for the Annual Meeting of Shareholders on May 19, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      Information concerning security ownership of certain beneficial owners and management is incorporated by reference to “Stock Ownership” in the Company’s Proxy Statement for the Annual Meeting of Shareholders on May 19, 2006.
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

				Number of
				securities
				remaining
				available for
	Number of securities			future issuance
	to be issued		Weighted-average	under equity
	upon exercise of		exercise price of	compensation
	outstanding		outstanding	plans (excluding
	options, warrants		options,	securities reflected
Plan Category	and rights		warrants and rights	in Column A)

Equity compensation plans approved by security holders 2002 Stock Incentive Plan and Predecessor Plans	82,483,524		$27.00	11,163,695
Equity compensation plans not approved by security holders
Directors Stock Award Plan*	N/A		N/A	544,008
Schering-Plough (Ireland) Approved Profit Sharing Scheme**	N/A		N/A	**
Non-plan inducement awards not approved by security holders	300,000 restricted shares	***	N/A	0
Total				11,707,703

*	The Plan provides an annual grant of 3,000 shares of common stock to each non-employee director. Directors may defer awards into stock units that pay out in shares of common stock when the deferral period ends.

**	The Plan permits eligible employees who work for Schering-Plough’s Irish subsidiaries to enjoy tax advantages by having some or all of their Christmas bonus and between 1 percent and 5 percent of their pay passed to a trustee. The trustee purchases shares of common stock in the open market and allocates the shares to the employees’ accounts. No more than Euro 12,700 may be deferred in a year by an employee. Employees may not sell or withdraw shares allocated to their accounts for two to three years.

***	Represents restricted shares awarded pursuant to Restricted Shares Agreements outside of any equity compensation plan adopted by the Company. Mr. Hassan was awarded 200,000 restricted shares upon the commencement of his employment in April 2003. Ms. Cox was awarded 100,000 restricted shares upon the commencement of her employment in May 2003. Both awards of restricted shares vest upon the third anniversary of the award date. Such non-plan awards were authorized by the Compensation Committee of the Board but have not been approved by the stockholders of the Company.

Item 13.	Certain Relationships and Related Transactions
      Information concerning certain relationships and related transactions is incorporated by reference to “Certain Transactions” in the Company’s Proxy Statement for the Annual Meeting of Shareholders on May 19, 2006.

Item 14.	Principal Accountant Fees and Services
      Information concerning principal accountant fees and services is incorporated by reference to “Proposal Two: Ratify the Designation of Deloitte & Touche LLP to Audit Schering-Plough’s Books and Accounts for 2006” in the Company’s Proxy Statement for the Annual Meeting of Shareholders on May 19, 2006.

Part IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) The following documents are filed as part of this report
           (1) Financial Statements: The financial statements are set forth under Item 8 of this 10-K
           (2) Financial Statement Schedules:
Merck/Schering-Plough Cholesterol Partnership Combined Financial Statements
      Schedules other than those listed above have been omitted because they are not applicable or not required.

      (3) Index to Exhibits:
Unless otherwise indicated, all exhibits are part of Commission File Number 1-6571.

Exhibit
Number	Description	Location

3(a)	Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3(i) to the Company’s 10-Q for the period ended September 30, 2004.

3(b)	Amended and Restated By-laws.	Incorporated by reference to Exhibit 3.2 to the Company’s 8-K filed June 28, 2005.

4(a)	Rights Agreement between the Company and the Bank of New York dated June 24, 1997.	Incorporated by reference to Exhibit 1 to the Company’s 8-A filed on June 30, 1997.

4(b)	Form of Participation Rights Agreement between the Company and the Chase Manhattan Bank (National Association) as Trustee.	Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-4, Amendment No. 1, filed December 29, 1995. File No. 33-65107.

4(c)(i)	Indenture, dated November 26, 2003, between the Company and The Bank of New York as Trustee.	Incorporated by reference to Exhibit 4.1 to the Company’s 8-K filed November 28, 2003.

4(c)(ii)	First Supplemental Indenture (including Form of Note), dated November 26, 2003.	Incorporated by reference to Exhibit 4.2 to the Company’s 8-K filed November 28, 2003.

4(c)(iii)	Second Supplemental Indenture (including Form of Note), dated November 26, 2003.	Incorporated by reference to Exhibit 4.3 to the Company’s 8-K filed November 28, 2003.

4(c)(iv)	5.30% Global Senior Note, due 2013.	Incorporated by reference to Exhibit 4(c)(iv) to the Company’s 10-K for the year ended December 31, 2003.

4(c)(v)	6.50% Global Senior Note, due 2033.	Incorporated by reference to Exhibit 4(c)(v) to the Company’s 10-K for the year ended December 31, 2003.

10(a)	Executive Incentive Plan (as amended and restated to October 1, 2000).*	Incorporated by reference to Exhibit 10(a)(i) to the Company’s 10-K for the year ended December 31, 2000.

10(b)(i)	1992 Stock Incentive Plan (as amended).*	Incorporated by reference to Exhibit 10(d) to the Company’s 10-K for the year ended December 31, 1992.

10(b)(ii)	1992 Stock Incentive Plan (as amended to December 11, 1995).*	Incorporated by reference to Exhibit 10(d) to the Company’s 10-K for the year ended December 31, 1995.

10(b)(iii)	Amendment to the 1992 Stock Incentive Plan (effective February 25, 2003).*	Incorporated by reference to Exhibit 10(b) to the Company’s 10-K for the year ended December 31, 2002.

Exhibit
Number	Description	Location

10(c)(i)	1997 Stock Incentive Plan.*	Incorporated by reference to Exhibit 10 to the Company’s 10-Q for the period ended September 30, 1997.

10(c)(ii)	Amendment to 1997 Stock Incentive Plan (effective February 22, 1999).*	Incorporated by reference to Exhibit 10(a) to the Company’s 10-Q for the period ended March 31, 1999.

10(c)(iii)	Amendment to the 1997 Stock Incentive Plan (effective February 25, 2003).*	Incorporated by reference to Exhibit 10(c) to the Company’s 10-K for the year ended December 31, 2002.

10(d)	2002 Stock Incentive Plan (as amended to February 25, 2003).*	Incorporated by reference to Exhibit 10(d) to the Company’s 10-K for the year ended December 31, 2002.

10(e)(i)	Employment Agreement dated as of April 20, 2003 between Fred Hassan and the Company.*	Incorporated by reference to Exhibit 99.2 to the Company’s 8-K filed April 21, 2003.

10(e)(ii)	Employment Agreement dated as of May 12, 2003 between Carrie Cox and the Company.*	Incorporated by reference to Exhibit 99.6 to Company’s 8-K filed May 13, 2003.

10(e)(iii)	Letter agreement dated November 4, 2003 between Robert Bertolini and the Company.*	Incorporated by reference to Exhibit 10(e)(iii) to the Company’s 10-K for the year ended December 31, 2003.

10(e)(iv)	Employment Agreement effective upon a change of control dated as of November 17, 2003 between Robert Bertolini and Schering-Plough Corporation.*	Incorporated by reference to Exhibit 10(e)(iv) to the Company’s 10-K for the year ended December 31, 2003.

10(e)(v)	Letter agreement dated March 11, 2004 between Thomas J. Sabatino, Jr. and the Company.*	Incorporated by reference to Exhibit 10 to the Company’s 10-Q for the period ended March 31, 2004.

10(e)(vi)	Form of employment agreement effective upon a change of control between the Company and certain executives for new agreements beginning in June 2004.*	Incorporated by reference to Exhibit 10(e)(vi) to the Company’s 10-K for the year ended December 31, 2004.

10(e)(vii)(1)	Form of employment agreement between the Company and its executive officers effective upon a change of control.*	Incorporated by reference to Exhibit 10(e)(iv) to the Company’s 10-K for the year ended December 31, 1994.

10(e)(vii)(2)	Form of amendment to employment agreement between the Company and its executive officers effective upon a change of control.*	Incorporated by reference to Exhibit 10(a) to the Company’s 10-Q for the period ended September 30, 1999.

10(e)(vii)(3)	Forms of amendment to employment agreement between the Company and its executive officers effective upon a change of control effective January 1, 2002.*	Incorporated by reference to Exhibits 10(e)(ii)(A) and (B) to the Company’s 10-K for the year ended December 31, 2001.

Exhibit
Number	Description	Location

10(e)(vii)(4)	Form of employment agreement between the Company and its executive officers effective upon a change of control incorporating all prior amendments through January 1, 2002 and for new agreements effective beginning January 1, 2002.*	Incorporated by reference to Exhibit 10(e)(ii)(C) to the Company’s 10-K for the year ended December 31, 2001.

10(e)(xi)	Severance Benefit Plan (as amended and restated effective December 17, 2004 with amendments through April 18, 2005).*	Incorporated by reference to Exhibit 10(e)(xi) to the Company’s 10-Q for the period ended March 31, 2005.

10(e)(xii)	Savings Advantage Plan (as amended and restated as of January 1, 2005).*	Attached.

10(f)(i)	Amended and Restated Directors Deferred Compensation Plan (as amended to October 26, 1999) and Trust related thereto.*	Incorporated by reference to Exhibit 10(b) to the Company’s 10-Q for the period ended September 30, 1999.

10(f)(ii)	Amended and Restated Defined Contribution Trust.*	Incorporated by reference to Exhibit 10(a)(ii) to the Company’s 10-K for the year ended December 31, 2000.

10(g)(i)	Supplemental Executive Retirement Plan (amended and restated to February 24, 1998).*	Incorporated by reference to Exhibit 10(e) to the Company’s 10-Q for the period ended March 31, 1998.

10(g)(ii)	Amendment to Supplemental Executive Retirement Plan (effective November 1, 1998).*	Incorporated by reference to Exhibit 10(a) to the Company’s 10-Q for the period ended September 30, 1998.

10(g)(iii)	Second Amendment to Supplemental Executive Retirement Plan (effective as of October 1, 2000).*	Incorporated by reference to Exhibit 10(g) to the Company’s 10-K for the year ended December 31, 2000.

10(g)(iv)	Amended and Restated SERP Rabbi Trust Agreement.*	Incorporated by reference to Exhibit 10(g) to the Company’s 10-K for the year ended December 31, 1998.

10(h)	Directors Stock Award Plan (amended and restated through February 25, 2003).*	Incorporated by reference to Exhibit 10(h) to the Company’s 10-K for the year ended December 31, 2002.

10(i)	Deferred Compensation Plan (as amended and restated to October 1, 2000).*	Incorporated by reference to Exhibit 10(i) to the Company’s 10-K for the year ended December 31, 2000.

10(k)(i)	Form of Split Dollar Agreement and related Collateral Assignment between the Company and its Executive Officers.*	Incorporated by reference to Exhibit 10(l) to the Company’s 10-K for the year ended December 31, 1997.

10(k)(ii)	Form of Amendment to Split Dollar Agreement and related Collateral Assignment between the Company and its Executive Officers.*	Incorporated by reference to Exhibit 10(g) to the Company’s 10-Q for the period ended March 31, 1998.

Exhibit
Number	Description	Location

10(l)	Retirement Benefits Equalization Plan (as amended and restated as of January 1, 2005).*	Attached.

10(m)	Operations Management Team Incentive Plan.*	Incorporated by reference to Exhibit 10(m) to the Company’s 10-K for the year ended December 31, 2003.

10(n)	Cash Long-Term Incentive Plan (as amended and restated effective January 24, 2005).*	Incorporated by reference to Exhibit 10(n) to the Company’s 10-K for the year ended December 31, 2004.

10(o)	Long-Term Performance Share Unit Incentive Plan (as amended and restated effective January 24, 2005).*	Incorporated by reference to Exhibit 10(o) to the Company’s 10-K for the year ended December 31, 2004.

10(p)	Transformational Performance Contingent Shares Program.*	Incorporated by reference to Exhibit 10(p) to the Company’s 10-K for the year ended December 31, 2003.

10(q)	Cholesterol Governance Agreement, dated as of May 22, 2000, by and among the Company, Merck & Co., Inc. and the other parties signatory thereto.†	Incorporated by reference to Exhibit 99.2 to the Company’s 8-K dated October 21, 2002.

10(r)	First Amendment to the Cholesterol Governance Agreement, dated as of December 18, 2001, by and among the Company, Merck & Co., Inc. and the other parties signatory thereto.†	Incorporated by reference to Exhibit 99.3 to the Company’s 8-K filed October 21, 2002.

10(s)	Master Agreement, dated as of December 18, 2001, by and among the Company, Merck & Co., Inc. and the other parties signatory thereto.†	Incorporated by reference to Exhibit 99.4 to the Company’s 8-K filed October 21, 2002.

10.2(t)	Letter Agreement dated April 14, 2003 relating to Consent Decree.	Incorporated by reference to Exhibit 99.3 to the Company’s 10-Q for the period ended March 31, 2003.

10(u)	Distribution agreement between the Company and Centocor, Inc., dated April 3, 1998. †	Incorporated by reference to Exhibit 10(u) to the Company’s Amended 10-K for the year ended December 31, 2003, filed May 3, 2004.

10(v)	Amended and Restated Directors’ Deferred Stock Equivalency Program.	Incorporated by reference to Exhibit 10(d) to the Company’s 10-Q for the period ended September 30, 1999.

10(w)	Summary of Director Compensation.	Incorporated by reference to Exhibit 10(w) to the Company’s 10-K for the year ended December 31, 2004.

12	Computation of Ratio of Earnings to Fixed Charges.	Attached.

Exhibit
Number	Description	Location

14	Standards of Global Business Practices (covers all employees, including Senior Financial Officers).	Incorporated by reference to Exhibit 14 to the Company’s 8-K filed September 30, 2004.

21	Subsidiaries of the registrant.	Attached.

23.1	Consent of Independent Registered Public Accounting Firm.	Attached.

23.2	Independent Auditor’s Consent.	Attached.

24	Power of attorney.	Attached.

31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chairman of the Board and Chief Executive Officer.	Attached.

31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification for Executive Vice President and Chief Financial Officer.	Attached.

32.1	Sarbanes-Oxley Act of 2002, Section 906 Certification for Chairman of the Board and Chief Executive Officer.	Attached.

32.2	Sarbanes-Oxley Act of 2002, Section 906 Certification for Executive Vice President and Chief Financial Officer.	Attached.

*	Compensatory plan, contract or arrangement.

†	Certain portions of the exhibit have been omitted pursuant to a request for confidential treatment. The non-public information has been filed separately with the Securities and Exchange Commission pursuant to rule 24b-2 under the Securities Exchange Act of 1934, as amended.
Copies of the above exhibits will be furnished upon request.

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
Date: February 28, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ FRED HASSAN Fred Hassan	Chairman of the Board and Chief Executive Officer

/s/ ROBERT J. BERTOLINI Robert J. Bertolini	Executive Vice President and Chief Financial Officer

/s/ DOUGLAS J. GINGERELLA Douglas J. Gingerella	Vice President and Controller

* Hans W. Becherer	Director

* Thomas J. Colligan	Director

* C. Robert Kidder	Director

* Philip Leder, M.D.	Director

* Eugene R. McGrath	Director

* Carl E. Mundy, Jr.	Director

* Richard de J. Osborne	Director

* Patricia F. Russo		Director

* Kathryn C. Turner		Director

* Robert F. W. van Oordt		Director

* Arthur F. Weinbach		Director

*By	/s/ Douglas J. Gingerella Douglas J. Gingerella Attorney-in-fact
Date: February 28, 2006

Merck/ Schering-Plough Cholesterol Partnership
Combined Statements of Net Sales and Contractual Expenses
Years Ended December 31,

	2005	2004	2003

			(Unaudited)
	($ in millions)
Net sales	$2,425	$1,214	$475

Cost of sales	93	74	24
Selling, general and administrative	945	634	396
Research and development	134	138	175

	1,172	846	595

Income (loss) from operations	$1,253	$368	$(120)

The accompanying notes are an integral part of these combined financial statements.

Merck/ Schering-Plough Cholesterol Partnership
Combined Balance Sheets
December 31,

	2005	2004

	($ in millions)
ASSETS
Cash and cash equivalents	$40	$47
Accounts receivable, net	230	184
Inventories	75	64
Prepaid expenses and other assets	4	1

Total assets	$349	$296

LIABILITIES AND PARTNERS’ DEFICIT
Accounts payable	$62	$35
Payable to Schering-Plough, net	156	111
Payable to Merck, net	123	159
Rebates payable	120	35
Accrued expenses and other liabilities	24	22

Total liabilities	485	362
Commitments and Contingent Liabilities (notes 3 and 5)
Partners’ capital (deficit)	(136)	(66)

Total liabilities and Partners’ capital (deficit)	$349	$296

The accompanying notes are an integral part of these combined financial statements.

Merck/ Schering-Plough Cholesterol Partnership
Combined Statements of Cash Flows
Years Ended December 31,

	2005	2004	2003

			(Unaudited)
	($ in millions)
Operating Activities:
Income (loss) from operations	$1,253	$368	$(120)
Adjustments to reconcile income (loss) from operations to net cash provided by (used for) operating activities:
Accounts receivable, net	(46)	(121)	(35)
Inventories	(11)	(41)	4
Prepaid expenses and other assets	(3)	16	(15)
Accounts payable	27	24	(3)
Rebates payable	85	22	13
Accrued expenses and other liabilities	2	14	4
Payables to Merck and Schering-Plough, net	9	114	3

Net cash provided by (used for) operating activities	1,316	396	(149)

Financing Activities:
Contributions from Partners	710	473	1,092
Distributions to Partners	(2,033)	(855)	(926)

Net cash (used for) provided by financing activities	(1,323)	(382)	166

Net (decrease)/increase in cash and cash equivalents	(7)	14	17
Cash and cash equivalents, beginning of period	47	33	16

Cash and cash equivalents, end of period	$40	$47	$33

The accompanying notes are an integral part of these combined financial statements.

Merck/ Schering-Plough Cholesterol Partnership
Combined Statements of Partners’ Capital (Deficit)

	Schering-
	Plough	Merck	Total

	($ in millions)
Balance, January 1, 2003 (unaudited)	$(41)	$(57)	$(98)
Contributions from Partners (unaudited)	514	578	1,092
Loss from operations (unaudited)	(14)	(106)	(120)
Distributions to Partners (unaudited)	(463)	(463)	(926)

Balance, December 31, 2003 (unaudited)	(4)	(48)	(52)
Contributions from Partners	243	230	473
Income from operations	244	124	368
Distributions to Partners	(427)	(428)	(855)

Balance, December 31, 2004	56	(122)	(66)
Contributions from Partners	330	380	710
Income from operations	689	564	1,253
Distributions to Partners	(1,042)	(991)	(2,033)

Balance, December 31, 2005	$33	$(169)	$(136)

The accompanying notes are an integral part of these combined financial statements.

Merck/ Schering-Plough Cholesterol Partnership
Notes to Combined Financial Statements

1.	Description of Business and Basis of Presentation

Description of Business
      In May 2000, Merck & Co., Inc. (“Merck”) and Schering-Plough Corporation (“Schering-Plough”) (collectively “Management” or the “Partners”) entered into agreements to jointly develop and market in the United States, Schering-Plough’s then experimental cholesterol absorption inhibitor ezetimibe (marketed today in the United States as ZETIA and as EZETROL in most other countries) (the “Agreements”) and certain respiratory products. The cholesterol collaboration is formally referred to as the Merck/ Schering-Plough Cholesterol Partnership (the “Partnership”). In December 2001, the Agreements were expanded to include all countries of the world except Japan. The Agreements provide for ezetimibe to be developed and marketed in the following forms:

•	Ezetimibe, a once daily non-statin cholesterol-reducing medicine used alone or co-administered with any statin drug, and

•	Ezetimibe and simvastatin (Merck’s existing ZOCOR statin cholesterol-modifying medicine) combined into one tablet (marketed today in the United States as VYTORIN and as INEGY in most other countries).
      VYTORIN and ZETIA were approved by the U.S. FDA in July 2004 and October 2002, respectively, and have been launched in more than 20 and 60 countries, respectively. Together, these products, whether marketed as VYTORIN, ZETIA or under other trademarks locally, are referred to as the “Cholesterol Products.”
      Under the Agreements, the Partners established jointly-owned, limited purpose legal entities in Canada, Puerto Rico, and the United States through which to carry out the contractual activities of the Partnership in these countries. An additional jointly-owned, limited purpose legal entity was established in Singapore to own the rights to the intellectual property of the Partnership and to fund and oversee research and development and manufacturing activities of the Partnership and certain respiratory products. In all other markets except Latin America, subsidiaries of Merck or Schering-Plough perform marketing activities for Cholesterol Products under contract with the Partnership. These legal entity and subsidiary operations are collectively referred to as the “Combined Companies.” In Latin America, the Partnership sells directly to Schering-Plough and Merck’s Latin American subsidiaries and Schering-Plough and Merck compete against one another in the cholesterol market. Consequently, selling, promotion and distribution activities for the Cholesterol Products within Latin America are not included in the Combined Companies.
      The Partnership is substantially reliant on the infrastructures of Merck and Schering-Plough. There are a limited number of employees of the legal entities of the Partnership and most activities are performed by employees of either Merck or Schering-Plough under service agreements with the Partnership. Profits, which are shared by the Partners under differing arrangements in countries around the world, are defined as net sales minus (1) agreed upon manufacturing costs and expenses incurred by the Partners and invoiced to the Partnership, (2) direct promotion expenses incurred by the Partners and invoiced to the Partnership, (3) expenses for a limited specialty sales force incurred by the Partners and invoiced to the Partnership and certain amounts for sales force physician detailing of the Cholesterol Products in the United States, Puerto Rico and Canada, (4) administration expenses based on a percentage of Cholesterol Product net sales, which are invoiced by one of the Partners, and (5) other costs and expenses incurred by the Partners that were not contemplated when the Agreements were entered into but that were subsequently agreed to by both Partners. Agreed upon research and development expenses incurred by the Partners and invoiced to the Partnership are shared equally by the Partners, after adjusting for special allocations in the nature of milestone payments due to one of the Partners.

Merck/ Schering-Plough Cholesterol Partnership
Notes to Combined Financial Statements — (Continued)

Basis of Presentation
      The accompanying combined balance sheets and combined statements of net sales and contractual expenses, cash flows and partners’ capital (deficit) include the cholesterol and respiratory-related activities of the Combined Companies. The respiratory-related activities primarily pertain to clinical development work, the spending for which is not material to the income (loss) from operations reported in 2005, 2004 and 2003 (unaudited). Interpartnership balances and profits are eliminated.
      Net sales include the net sales of the Cholesterol Products sold by the Combined Companies. Expenses include amounts that Merck and Schering-Plough have contractually agreed to directly invoice to the Partnership, or are shared through the contractual profit sharing arrangements between the Partners described above.
      The accompanying combined financial statements were prepared for the purpose of complying with certain rules and regulations of the Securities and Exchange Commission, and reflect the activities of the Partnership based on the contractual agreements between the Partners. Such combined financial statements include only the expenses agreed by the Partners to be shared or included in the calculation of profits under the contractual agreements of the Partnership, and are not intended to be a complete presentation of all of the costs and expenses that would be incurred by a stand-alone pharmaceutical company for the discovery, development, manufacture, distribution and marketing of pharmaceutical products.
      Under the Agreements, certain activities are charged to the Partnership by the Partners based on contractually agreed upon allocations of Partner-incurred expenses as described below. In the opinion of Management, any allocations of expenses described below were made on a basis that reasonably reflects the actual level of support provided. All other expenses are expenses of the Partners and accordingly, are reflected in each Partner’s respective expense line items in their separate consolidated financial statements. Future results of operations, financial position, and cash flows could differ materially from the historical results presented herein.
      As described above, the profit sharing arrangements under the Agreements provide that only certain Partner-incurred costs and expenses be invoiced to the Partnership by the Partners and therefore become part of the profit calculation. The following paragraphs list the typical categories of costs and expenses that are generally incurred in the discovery, development, manufacture, distribution and marketing of the Cholesterol Products and provide a description of how such costs and expenses are treated in the accompanying combined statements of net sales and contractual expenses, and in determining profits under the contractual agreements.

•	Manufacturing costs and expenses — All contractually agreed upon manufacturing plant costs and expenses incurred by the Partners related to the manufacture of the Partnership products are included as “Cost of sales” in the accompanying combined statements of net sales and contractual expenses, including direct production costs, certain production variances, expenses for plant services and administration, warehousing, distribution, materials management, technical services, quality control, and asset utilization. “Cost of sales” in 2005 includes certain interpartnership adjustments totaling $14 million that relate to prior years. The adjustments, which lowered 2005 cost of sales, are not material to the current year or individual prior years’ results of operations and do not impact the Partners’ current and prior year equity income amounts. All other manufacturing costs and expenses incurred by the Partners not agreed to be included in the determination of profits under the contractual agreements are not invoiced to the Partnership and therefore are excluded from the accompanying combined financial statements. These costs and expenses include but are not limited to yield gains and losses in excess of jointly agreed upon yield rates and excess/idle capacity of manufacturing plant assets.

Merck/ Schering-Plough Cholesterol Partnership
Notes to Combined Financial Statements — (Continued)

•	Direct promotion expenses — Direct promotion represents direct and identifiable out-of-pocket expenses incurred by the Partners on behalf of the Partnership, including but not limited to contractually agreed upon expenses related to market research, detailing aids, agency fees, direct-to-consumer advertising, meetings and symposia, trade programs, launch meetings, special sales force incentive programs and product samples. All such contractually agreed upon expenses are included in “Selling, general and administrative” in the accompanying combined statements of net sales and contractual expenses. All other promotion expenses incurred by the Partners not agreed to be included in the determination of profits under the contractual agreements are not invoiced to the Partnership and therefore are excluded from the accompanying combined financial statements.

•	Selling expenses — In the United States, Canada and Puerto Rico, the general sales forces of the Partners provide a majority of the physician detail activity at an agreed upon amount which is included in “Selling, general and administrative” in the accompanying combined statements of net sales and contractual expenses. The agreed upon costs of a limited specialty sales force for the United States market that calls on opinion leaders in the field of cholesterol medicine are also included in “Selling, general and administrative.” All other selling expenses incurred by the Partners not agreed to be included in the determination of profits under the contractual agreements are not invoiced to the Partnership and therefore are excluded from the accompanying combined financial statements. These expenses include the total costs of the general sales forces of the Partners detailing the Cholesterol Products in most countries outside of the United States, Canada and Puerto Rico.

•	Administrative expenses — Administrative support is primarily provided by one of the Partners. The contractually agreed upon expenses for support are determined based on a percentage of Cholesterol Product sales. Such amounts are included in “Selling, general and administrative” in the accompanying combined statements of net sales and contractual expenses. Selected contractually agreed upon direct costs of employees of the Partners for support services and out-of-pocket expenses incurred by the Partners on behalf of the Partnership are also included in “Selling, general and administrative.” All other expenses incurred by the Partners not agreed to be included in the determination of profits under the contractual agreements are not invoiced to the Partnership and therefore are excluded from the accompanying combined financial statements. These expenses include, but are not limited to, certain U.S. managed care services, Partners’ subsidiary management in most international markets, and other indirect expenses such as corporate overhead and interest.

•	Research and development (“R&D”) expense — R&D activities are performed by the Partners and agreed upon costs and expenses are invoiced to the Partnership. These agreed upon expenses generally represent an allocation of each Partner’s estimate of full time equivalents devoted to the research and development of the cholesterol and respiratory products and include grants and other third-party expenses. These contractually agreed upon allocated costs are included as “Research and development” in the accompanying combined statements of net sales and contractual expenses. All other R&D costs that are incurred by the Partners but are not jointly agreed upon are not invoiced to the Partnership and therefore are excluded from the accompanying combined financial statements.

2.	Summary of Significant Accounting Policies

Principles of Combination
      The accompanying combined balance sheets and combined statements of net sales and contractual expenses, cash flows and partners’ capital (deficit) include the cholesterol and respiratory-related activities of the Combined Companies. Interpartnership balances and profits are eliminated.

Merck/ Schering-Plough Cholesterol Partnership
Notes to Combined Financial Statements — (Continued)

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

Intangible Assets
      Intangible assets consist of licenses, trademarks and trade names owned by the Partnership. These intangible assets have been recorded at the Partners’ historical cost at the date of contribution at a nominal value.

Revenue Recognition, Rebates, Returns and Allowances
      Revenues from sales of Cholesterol Products are recognized when title and risk of loss pass to the customer. Recognition of revenue also requires reasonable assurance of collection of sales proceeds and completion of all performance obligations. In the United States, sales discounts are issued to customers as direct discounts at the point-of-sale or indirectly through an intermediary wholesale purchaser, known as chargebacks, or indirectly in the form of rebates. Additionally, sales are generally made with a limited right of return under certain conditions. Revenues are recorded net of provisions for sales discounts and returns for which reliable estimates can be made at the time of sale. Reserves for chargebacks, discounts and returns and allowances are reflected as a direct reduction to accounts receivable and amounted to $23 million and $6 million at December 31, 2005 and 2004, respectively. Accruals for rebates are reflected as “Rebates payable”, shown separately in the combined balance sheets.

Income Taxes
      No provision has been made for federal, foreign or state income taxes as taxable income or losses of the Partnership are allocated to the Partners and included in each Partners’ income tax return.

Concentrations of Credit Risk
      The Partnership’s concentrations of credit risk consist primarily of accounts receivable. Four customers represented, in aggregate, approximately 83% of the Partnership’s “Accounts receivable, net” at December 31, 2005. Bad debts for the years ended December 31, 2005, 2004 and 2003 (unaudited) have been minimal. The Partnership does not normally require collateral or other security to support credit sales. In 2005, 2004 and 2003 (unaudited), the Partnership derived approximately 81%, 83% and 88%, respectively, of its combined net sales from the United States.

Merck/ Schering-Plough Cholesterol Partnership
Notes to Combined Financial Statements — (Continued)

3.	Inventories
      Inventories at December 31 consisted of:

	2005	2004

	(Dollars in
	Millions)
Finished goods	$37	$31
Raw materials and work in process	38	33

	$75	$64

      The Partnership has entered into long-term agreements with the Partners for the supply of active pharmaceutical ingredients (API) and for the formulation and packaging of the Cholesterol Products at an agreed upon cost. In connection with these supply agreements, the Partnership has entered into capacity agreements under which the Partnership has committed to take a specified annual minimum supply of API and formulated tablets or pay a penalty. These capacity agreements are in effect for a period of seven years following the first full year of production by one of the Partners and expire beginning in 2011. The Partnership has met its commitments under the capacity agreements through December 31, 2005.

4.	Related Party Transactions
      The Partnership purchases substantially all of its goods and services, including pharmaceutical product, manufacturing services, sales force services, administrative services and R&D services, from its Partners. Summarized information about related party balances is as follows:

	December 31, 2005			December 31, 2004

	Schering-			Schering-
	Plough	Merck	Total	Plough	Merck	Total

	(Dollars in Millions)
Receivables	$5	$241	$246	$4	$120	$124
Payables	161	364	525	115	279	394

Payables, net	$156	$123	$279	$111	$159	$270

      Selling, promotion and administrative services provided to the Partnership by the Partners and included in “Selling, general and administrative” in the accompanying combined statements of net sales and contractual expenses for years 2005, 2004 and 2003 amounted to $463 million, $290 million and $180 million (unaudited), respectively. Selling expense includes reimbursements made to Schering-Plough and Merck for physician details of $194 million and $178 million, respectively, in 2005, $121 million and $99 million, respectively, in 2004 and $70 million to each Partner in 2003 (unaudited). Administrative expense includes reimbursements made to Merck pursuant to administrative services and partnership agreements of $13 million in 2005, $2 million in 2004 and $.9 million in 2003 (unaudited).
      In Latin America, the Partners compete with one another in the cholesterol market and thereby sell products separately. The Partnership sells Cholesterol Products to the Partners for this purpose and these sales are included in “Net sales” at their invoiced price in the accompanying combined statements of net sales and contractual expenses. Net sales to Merck and Schering-Plough’s Latin American subsidiaries were $36 million, $42 million, and $9 million (unaudited), in 2005, 2004 and 2003, respectively.

5.	Insurance Coverage
      The Partnership maintains insurance coverage with deductibles and self-insurance as Management believes is cost beneficial. The Partnership self-insures all of its risk as it relates to product liability and accrues an estimate of product liability claims incurred but not reported.

INDEPENDENT AUDITORS’ REPORT
The Partners of the Merck/ Schering-Plough Cholesterol Partnership
      We have audited the accompanying combined balance sheets of the Merck/ Schering-Plough Cholesterol Partnership as of December 31, 2005 and 2004, as described in Note 1, and the related combined statements of net sales and contractual expenses, partners’ capital (deficit) and cash flows, as described in Note 1, for the years then ended. These financial statements are the responsibility of the management of Merck & Co., Inc. and Schering-Plough Corporation, collectively “Management” or “the Partners”. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of the Merck/ Schering-Plough Cholesterol Partnership, as described in Note 1, as of December 31, 2005 and 2004, and the combined results of its net sales and contractual expenses and its combined cash flows, as described in Note 1, for the years then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
Parsippany, New Jersey
February 28, 2006

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2005, 2004 and 2003
      Valuation and qualifying accounts deducted from assets to which they apply:
      Allowances for accounts receivable:

	Reserve for	Reserve	Reserve
	Doubtful	for Cash	for Claims
	Accounts	Discounts	and Other	Total

	(Dollars in millions)
2005
Balance at beginning of year	$67	$25	$81	$173
Additions:
Charged to costs and expenses	14	138	271	423
Deductions from reserves	(25)	(131)	(225)	(381)
Effects of foreign exchange	(2)	(1)	(1)	(4)

Balance at end of year	$54	$31	$126	$211

2004
Balance at beginning of year	$60	$22	$35	$117
Additions:
Charged to costs and expenses	16	105	159	280
Deductions from reserves	(11)	(103)	(114)	(228)
Effects of foreign exchange	2	1	1	4

Balance at end of year	$67	$25	$81	$173

2003
Balance at beginning of year	$68	$39	$27	$134
Additions:
Charged to costs and expenses	18	112	40	170
Deductions from reserves	(29)	(131)	(34)	(194)
Effects of foreign exchange	3	2	2	7

Balance at end of year	$60	$22	$35	$117