Form 10-Q
period 2006-03-31
SCHERING PLOUGH CORP
filed 2006-04-27
CIK 310158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
Commission file number 1-6571
SCHERING-PLOUGH CORPORATION
(Exact name of registrant as specified in its charter)

New Jersey	22-1918501
State or other jurisdiction of incorporation or organization	(I.R.S. Employer identification No.)

2000 Galloping Hill Road, Kenilworth, NJ	07033
(Address of principal executive offices)	Zip Code
Registrant’s telephone number, including area code:
(908) 298-4000
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑       No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☑       Accelerated Filer ☐       Non-accelerated Filer ☐
      Indicate whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐       No ☑
      Common Shares Outstanding as of March 31, 2006: 1,481,050,377

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS (Unaudited) (Amounts in millions, except per share figures)
SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS (Unaudited) (Amounts in millions)
SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 6. Exhibits
SIGNATURE(S)
EX-12: COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
EX-15: AWARENESS LETTER
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS
(Unaudited)
(Amounts in millions, except per share figures)

	Three Months Ended
	March 31,

	2006	2005

Net sales	$2,551	$2,369

Cost of sales	893	889
Selling, general and administrative	1,086	1,081
Research and development	481	384
Other (income) /expense, net	(34)	17
Special charges	—	27
Equity income from cholesterol joint venture	(311)	(220)

Income before income taxes	436	191
Income tax expense	86	64

Net income before cumulative effect of a change in accounting principle	$350	$127
Cumulative effect of a change in accounting principle, net of tax	(22)	—

Net income	$372	$127

Preferred stock dividends	22	22

Net income available to common shareholders	$350	$105

Diluted earnings per common share:
Earnings available to common shareholders before cumulative effect of a change in accounting principle	$0.22	$0.07
Cumulative effect of a change in accounting principle, net of tax	0.02	—

Diluted earnings per common share	$0.24	$0.07

Basic earnings per common share:
Earnings available to common shareholders before cumulative effect of a change in accounting principle	$0.22	$0.07
Cumulative effect of a change in accounting principle, net of tax	0.02	—

Basic earnings per common share	$0.24	$0.07

Dividends per common share	$0.055	$0.055

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
(Unaudited)
(Amounts in millions)

	Three Months Ended
	March 31,

	2006	2005

Operating Activities:
Net income	$372	$127
Cumulative effect of a change in accounting principle, net of tax	(22)	—

Net income before cumulative effect of a change in accounting principle, net of tax	350	127
Adjustments to reconcile net income to net cash provided by operating activities:
Special charges	—	27
Depreciation and amortization	118	118
Accrued share-based compensation	34	—
Changes in assets and liabilities:
Accounts receivable	(251)	(337)
Inventories	(17)	82
Prepaid expenses and other assets	(88)	(56)
Accounts payable and other liabilities	22	239

Net cash provided by operating activities	168	200

Investing Activities:
Capital expenditures	(64)	(83)
Dispositions of property and equipment	2	33
Purchases of investments	(2,246)	(787)
Reduction of investments	523	846
Other, net	—	(11)

Net cash used for investing activities	(1,785)	(2)

Financing Activities:
Cash dividends paid to common shareholders	(81)	(81)
Cash dividends paid to preferred shareholders	(22)	(22)
Net change in short-term borrowings	(489)	(1,169)
Other, net	26	9

Net cash used for financing activities	(566)	(1,263)

Effect of exchange rates on cash and cash equivalents	(1)	(7)

Net decrease in cash and cash equivalents	(2,184)	(1,072)
Cash and cash equivalents, beginning of period	4,767	4,984

Cash and cash equivalents, end of period	$2,583	$3,912

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in millions, except per share figures)

	March 31,	December 31,
	2006	2005

ASSETS
Current Assets:
Cash and cash equivalents	$2,583	$4,767
Short-term investments	2,539	818
Accounts receivable, net	1,746	1,479
Inventories	1,630	1,605
Deferred income taxes	281	294
Prepaid expenses and other current assets	837	769

Total current assets	9,616	9,732
Property, plant and equipment	7,228	7,197
Less accumulated depreciation	2,775	2,710

Property, net	4,453	4,487
Goodwill	205	204
Other intangible assets, net	354	365
Other assets	712	681

Total assets	$15,340	$15,469

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,158	$1,078
Short-term borrowings and current portion of long-term debt	789	1,278
U.S., foreign and state income tax	216	213
Accrued compensation	396	632
Other accrued liabilities	1,596	1,458

Total current liabilities	4,155	4,659
Long-term Liabilities:
Long-term debt	2,412	2,399
Deferred income tax	115	117
Other long-term liabilities	929	907

Total long-term liabilities	3,456	3,423
Commitments and contingent liabilities (Note 15)
Shareholders’ Equity:
Mandatory convertible preferred shares — $1 par value; issued: 29; $50 per share face value	1,438	1,438
Common shares — authorized shares: 2,400, $.50 par value; issued: 2,030	1,015	1,015
Paid-in capital	1,472	1,416
Retained earnings	9,741	9,472
Accumulated other comprehensive income	(503)	(516)

Total	13,163	12,825
Less treasury shares: 2006, 549; 2005, 550; at cost	5,434	5,438

Total shareholders’ equity	7,729	7,387

Total liabilities and shareholders’ equity	$15,340	$15,469

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation
      These unaudited condensed consolidated financial statements of Schering-Plough Corporation and subsidiaries (the Company), included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles have been condensed or omitted pursuant to such SEC rules and regulations. Certain prior year amounts have been reclassified to conform to the current year presentation. These statements should be read in conjunction with the accounting policies and notes to consolidated financial statements included in the Company’s 2005 Annual Report on Form 10-K.
      In the opinion of the Company’s management, the financial statements reflect all adjustments necessary for a fair statement of the operations, cash flows and financial position for the interim periods presented.

2.	Special Charges
      There were no special charges for the three months ended March 31, 2006. Special charges for the three months ended March 31, 2005 totaled $27 million, primarily related to employee termination costs at a manufacturing facility.

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

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
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
      During the first quarter of 2005, the Company recognized $14 million of a $20 million milestone payment related to certain European approvals of VYTORIN.
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
      The unaudited financial information below presents summarized combined financial information for the Merck/ Schering-Plough Cholesterol Partnership for the three months ended March 31, 2006 and 2005:

	Three Months
	Ended
	March 31,

	2006	2005

	(Dollars in
	millions)
Net sales	$793	$516
Cost of sales	39	28
Income from operations	458	226
      Amounts related to physician details, among other expenses, that are invoiced by Schering-Plough and Merck in the U.S., Canada and Puerto Rico are deducted from income from operations of the Partnership.
      Schering-Plough’s share of the Partnership’s income from operations for the three months ended March 31, 2006 and 2005 was $266 million and $169 million, respectively. In the U.S. market, Schering-Plough receives a greater share of income from operations on the first $300 million of annual ZETIA sales. As a result, Schering-Plough’s share of the joint venture’s income from operations is generally higher in the first quarter than in subsequent quarters. In addition, during the first quarter of 2005, the Company’s share of equity income from operations includes a milestone of $14 million.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      The following information provides a summary of the components of the Company’s equity income from the cholesterol joint venture for the three months ended March 31, 2006 and 2005:

	Three Months
	Ended
	March 31,

	2006	2005

	(Dollars in
	millions)
Schering-Plough’s share of income from operations	$266	$169
Contractual reimbursement to Schering-Plough for physician details	41	45
Elimination of intercompany profit and other, net	4	6

Total equity income from cholesterol joint venture	$311	$220

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

4.	Share-Based Compensation
      Prior to January 1, 2006, the Company accounted for its stock compensation arrangements using the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and the related Interpretations. Prior to 2006, no stock-based employee compensation cost was reflected in net income, other than for the Company’s deferred stock units, as stock options granted under all other plans had an exercise price equal to the market value of the underlying common stock on the date of grant.
      The Company has adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R), effective January 1, 2006. SFAS 123R requires companies to recognize compensation expense in an amount equal to the fair value of all share-based payments granted to employees. The Company has elected the modified prospective transition method and therefore adjustments to prior periods are not required as a result of adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted after the date of adoption and to any unrecognized expense of awards unvested at the date of adoption based on the grant date fair value. SFAS 123R also

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits that had been reflected as operating cash flows be reflected as financing cash flows.
      Under the terms of the Company’s 2002 Stock Incentive Plan, which was approved by the Company’s shareholders, 72 million of the Company’s authorized common shares may be granted as stock options or awarded as deferred stock units to officers and certain employees of the Company through December 2007. As of March 31, 2006, 12 million options and deferred stock units remain available for future year grants under the 2002 Stock Incentive Plan.
      The Company utilizes treasury stock to satisfy stock option exercises and for the issuance of deferred stock units.
      For grants issued to retirement eligible employees prior to the adoption of SFAS 123R, the Company recognized compensation costs over the stated vesting period of the stock option or deferred stock unit with acceleration of any unrecognized compensation costs upon the retirement of the employee. Upon adoption of SFAS 123R, the Company recognizes compensation costs on all share-based grants made on or after January 1, 2006 over the service period, which is the earlier of the employees retirement eligibility date or the service period of the award.

Implementation of SFAS 123R
      In the first quarter, the Company recognized a one-time benefit to income of $22 million for the cumulative effect of a change in accounting principle related to two long-term compensation plans required to be accounted for as liability plans under SFAS 123R.
      Tax benefits recognized related to stock-based compensation and related cash flow impacts were not material during the first quarter of 2006 as the Company is in a U.S. Net Operating Loss position.

Stock Options
      Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s stock at the dates of grant. Stock options generally vest over three years and have a term of 10 years. Certain options granted prior to 2006 vest over longer periods ranging from three to nine years. Compensation costs for all stock options is recognized over the requisite service period for each separately vesting portion of the stock option award. Expense is recognized, net of estimated forfeitures, over the vesting period of the options using an accelerated method. Expense recognized for the three months ended March 31, 2006 was approximately $14 million.
      Fair values for the first quarter of 2006 and 2005 were estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	March 31,	March 31,
	2006	2005

Dividend yield	1.1%	1.7%
Volatility	29%	32%
Risk-free interest rate	4.6%	4.0%
Expected term of options (in years)	6	7
      Dividend yields are based on historical dividend yields. Expected volatilities are based on historical volatilities of the Company’s common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options. The

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
expected term of options represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns.
      The amount of cash received from the exercise of stock options was $27 million and $9 million for the three months ended March 31, 2006 and 2005, respectively. The number of shares repurchased by the Company for payment of option exercises for the first quarter of 2006 was not material.
      Stock-based compensation for the three months ended March 31, 2005 was determined using the intrinsic value method. The following table provides supplemental information for the three months ended March 31, 2005 as if stock-based compensation had been computed under SFAS 123:

Three Months
Ended
March 31,
2005

(Dollars in
millions
except per
share figures)
Net income available to common shareholders, as reported	$105
Add back: Expense included in reported net income for deferred stock units	15
Deduct: Pro forma expense as if both stock options and deferred stock units were charged against net income available to common shareholders in accordance with SFAS 123	(36)

Pro forma net income available to common shareholders using the fair value method	$84

Diluted earnings per common share:
Diluted earnings per common share, as reported	$0.07
Pro forma diluted earnings per common share using the fair value method	0.06
Basic earnings per common share:
Basic earnings per common share, as reported	$0.07
Pro forma basic earnings per common share using the fair value method	0.06
      Summarized information about stock options outstanding and exercisable at March 31, 2006 is as follows:

	Outstanding			Exercisable

		Weighted-	Weighted-		Weighted-
		Average	Average	Number	Average
	Number of	Remaining	Exercise	of	Exercise
Exercise Price Range	Options	Term in Years	Price	Options	Price

	(In thousands)
			(In thousands)
Under $20	39,352	7.0	$17.97	28,694	$18.04
$20 to $30	10,060	9.0	20.83	254	23.71
$30 to $40	15,521	3.9	36.57	15,456	36.59
Over $40	15,054	4.0	46.35	14,864	46.32

	79,987			59,268

      The weighted-average fair value of stock options granted for the three-month periods ended March 31, 2006 and 2005 was $6.35 and $6.39, respectively. The intrinsic value of stock options exercised was $9 million and $6 million for the three-month periods ended March 31, 2006 and 2005, respectively.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The total fair value of shares vested during the three-month periods ended March 31, 2006 and 2005 was $42 million and $48 million, respectively.
      As of March 31, 2006, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $42 million, which will be amortized over the weighted-average remaining requisite service period of 1.9 years.
      The following table summarizes stock option activity for the three-month periods ended March 31, 2006 under the current and prior plans:

		Weighted-
		Average
	Number of	Exercise
	Options	Price

	(In thousands)
Outstanding at January 1	82,484	$27.00
Granted	120	19.39
Exercised	(1,845)	14.42
Canceled or expired	(772)	26.94

Outstanding at March 31	79,987	$27.28

Exercisable at March 31	59,268	$30.00

      The aggregate intrinsic value of stock options outstanding at March 31, 2006 was $42 million. The aggregate intrinsic value of stock options currently exercisable at March 31, 2006 was $29 million. Intrinsic value for stock options is calculated based on the exercise price of the underlying awards as compared to the quoted price of the Company’s common stock as of the reporting date.
      The following table summarizes nonvested stock option activity for the three-month period ended March 31, 2006 under the current and prior plans:

		Weighted-
		Average
	Number of	Fair
	Options	Value

	(In thousands)
Nonvested at January 1	28,022	$6.41
Granted	120	6.35
Vested	(7,018)	6.00
Forfeited	(405)	6.12

Nonvested at March 31	20,719	$6.52

Deferred Stock Units
      The fair value of deferred stock units is determined based on the number of shares granted and the quoted price of the Company’s common stock at the date of grant. Deferred stock units generally vest at the end of three years provided the employee remains in the service of the Company. Expense is recognized on a straight-line basis over the vesting period. Deferred stock units are payable in an equivalent number of common shares. Expense recognized for the three months ended March 31, 2006 and 2005 was $20 million and $15 million, respectively.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      Summarized information about stock deferred stock units outstanding at March 31, 2006 is as follows:

	Outstanding

		Weighted-
	Number of	Average	Weighted-
	Deferred Stock	Remaining	Average
Deferred Stock Unit Price Range	Units	Term in Years	Fair Value

	(In thousands)
Under $18	1,461	1.4	$17.20
$18 to $20	2,855	1.1	18.33
$20 to $22	6,587	2.1	20.71
Over $22	367	0.9	34.46

	11,270

      The weighted-average fair value of deferred stock units granted for the three-month periods ended March 31, 2006 and 2005 was $19.45 and $19.58, respectively. The total fair value of deferred stock units vested during the quarter was $1 million and $3 million for the quarter ended March 31, 2006 and 2005, respectively.
      As of March 31, 2006, the total remaining unrecognized compensation cost related to deferred stock units amounted to $146 million, which will be amortized over the weighted-average remaining requisite service period of 1.8 years.
      The following table summarizes deferred stock unit activity for the three-month period ended March 31, 2006 under the current and prior plans:

	Number of
	Nonvested	Weighted-
	Deferred Stock	Average
	Units	Fair Value

	(In thousands)
Nonvested at January 1	11,416	$20.12
Granted	55	19.45
Vested	(26)	26.45
Canceled or expired	(175)	20.23

Nonvested at March 31	11,270	$20.10

Incentive Plans
      The Company has two compensation plans that are classified as liability plans under SFAS 123R as the ultimate cash payout of these plans will be based on the Company’s stock performance as compared to the stock performance of a peer group. Upon adoption of SFAS 123R on January 1, 2006, the Company recognized a one-time cumulative income effect of a change in accounting principle of $22 million in order to recognize the liability plans at fair value. Income or expense amounts related to these liability plans are based on the change in fair value at each reporting date. Fair value for the plans were estimated using a lattice valuation model using expected volatility assumptions and other assumptions appropriate for determining fair value. The amount recognized in the Statements of Condensed Consolidated Operations for the three months ended March 31, 2006 related to these liability awards was not material.
      As of March 31, 2006, the total remaining unrecognized compensation cost related to the incentive plans amounted to $30 million, which will be amortized over the weighted-average remaining requisite service period of 2.4 years. This amount will vary each reporting period based on changes in fair value.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

5.	Other (Income)/ Expense, Net
      The components of other (income)/expense, net are as follows:

	Three Months
	Ended
	March 31,

	2006	2005

	(Dollars in
	millions)
Interest cost incurred	$50	$48
Less: amount capitalized on construction	4	3

Interest expense	46	45
Interest income	(68)	(33)
Foreign exchange losses	—	4
Other, net	(12)	1

Total other (income)/expense, net	$(34)	$17

6.	Income Taxes
      At December 31, 2005, the Company had approximately $1.5 billion of U.S. Net Operating Losses (U.S. NOLs) for tax purposes available to offset future U.S. taxable income through 2024. The Company generated an additional U.S. NOL during the first quarter of 2006.
      The Company’s tax provisions for the periods ended March 31, 2006 and 2005 primarily relate to foreign taxes and do not include any benefit related to U.S. NOLs. The Company maintains a valuation allowance on its net U.S. deferred tax assets, including the benefit of U.S. NOLs, as management cannot conclude that it is more likely than not the benefit of U.S. net deferred tax assets can be realized.

7.	Retirement Plans and Other Post-Retirement Benefits
      The Company has defined benefit pension plans covering eligible employees in the U.S. and certain foreign countries, and the Company provides post-retirement health care benefits to its eligible U.S. retirees and their dependents.
      The components of net pension and other post-retirement benefits expense were as follows:

			Other Post-
	Retirement		Retirement
	Plans		Benefits

	Three Months		Three Months
	Ended		Ended
	March 31,		March 31,

	2006	2005	2006	2005

	(Dollars in millions)
Service cost	$29	$27	$4	$3
Interest cost	28	35	6	6
Expected return on plan assets	(28)	(36)	(3)	(4)
Amortization, net	10	11	1	—
Termination benefits	—	2	—	—

Net pension and other post-retirement benefits expense	$39	$39	$8	$5

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8.	Earnings Per Common Share
      The following table reconciles the components of the basic and diluted earnings per common share computations:

	Three Months
	Ended
	March 31,

	2006	2005

	(Dollars and shares
	in millions)
EPS Numerator:
Net income before cumulative effect of a change in accounting principle and preferred stock dividends	$350	$127
Add: Cumulative effect of a change in accounting principle, net of tax	22	—
Less: Preferred stock dividends	22	22

Net income available to common shareholders	$350	$105

EPS Denominator:
Weighted average shares outstanding for basic EPS	1,480	1,474
Dilutive effect of options and deferred stock units	6	6

Weighted average shares outstanding for diluted EPS	1,486	1,480

      For the three months ended March 31, 2006 and 2005, 47 million and 37 million, respectively, of equivalent common shares issuable under the Company’s stock incentive plans were excluded from the computation of diluted EPS because their effect would have been antidilutive. Also, for the three months ended March 31, 2006 and 2005, 76 million and 79 million common shares, respectively, obtainable upon conversion of the Company’s 6 percent Mandatory Convertible Preferred Stock were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

9.	Comprehensive Income
      Comprehensive income is comprised of the following:

	Three Months
	or Ended
	March 31,

	2006	2005

	(Dollars in
	millions)
Net income	$372	$127
Foreign currency translation adjustment	14	(66)
Unrealized gain on investments available for sale, net of tax	(1)	14

Total comprehensive income	$385	$75

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

10.	Inventories
      Inventories consisted of the following:

	March 31,	December 31,
	2006	2005

	(Dollars in millions)
Finished products	$597	$665
Goods in process	757	614
Raw materials and supplies	276	326

Total inventories	$1,630	$1,605

11.	Other Intangible Assets
      The components of other intangible assets, net are as follows:

	March 31, 2006			December 31, 2005

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

	(Dollars in millions)
Patents and licenses	$579	$339	$240	$579	$329	$250
Trademarks and other	166	52	114	166	51	115

Total other intangible assets	$745	$391	$354	$745	$380	$365

      These intangible assets are amortized on the straight-line method over their respective useful lives. The residual value of intangible assets is estimated to be zero.

12.	Short-Term Borrowings
      Short-term borrowings primarily consist of bank loans and commercial paper. Short-term borrowings at March 31, 2006 and December 31, 2005 totaled $789 million and $1.3 billion, respectively.

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

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Net sales by segment:

	Three Months Ended
	March 31,

	2006	2005

	(Dollars in millions)
Prescription Pharmaceuticals	$2,032	$1,846
Consumer Health Care	311	330
Animal Health	208	193

Consolidated net sales	$2,551	$2,369

Profit by segment:

	Three Months
	Ended
	March 31,

	2006	2005

	(Dollars in
	millions)
Prescription Pharmaceuticals	$349	$160
Consumer Health Care	95	106
Animal Health	30	17
Corporate and other	(38)	(92)

Income before income taxes	$436	$191

      “Corporate and other” includes interest income and expense, foreign exchange gains and losses, headquarters expenses, special charges and other miscellaneous items. The accounting policies used for segment reporting are the same as those described in Note 1, “Summary of Significant Accounting Policies,” in the Company’s 2005 Form 10-K.
      There were no special charges for the three months ended March 31, 2006. For the three months ended March 31, 2005, “Corporate and other” included special charges of $27 million, including $21 million of employee termination costs and $6 million of asset impairment and other charges. It is estimated that the charges relate to the reportable segments as follows: Prescription Pharmaceuticals — $24 million, Consumer Health Care — $1 million, Animal Health — $1 million and Corporate and other — $1 million.
      Sales of products comprising 10 percent or more of the Company’s U.S. or international sales for the three months ended March 31, 2006, were as follows:

	Amount	Percentage

	(Dollars in millions)	(%)
U.S.
NASONEX	$144	14
OTC CLARITIN	105	11
International
REMICADE	$278	18
PEG-INTRON	153	10

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      Schering-Plough’s net sales do not include sales of VYTORIN and ZETIA that are marketed in partnership with Merck, as the Company accounts for this joint venture under the equity method of accounting (see Note 3, “Equity Income From Cholesterol Joint Venture,” for additional information).
      The Company does not disaggregate assets on a segment basis for internal management reporting and, therefore, such information is not presented.

14.	Consent Decree
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

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
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
      Except for the matters discussed in the remainder of this Note, the recorded liabilities for contingencies at March 31, 2006, and the related expenses incurred during the year ended March 31, 2006, were not material. In the opinion of management, based on the advice of legal counsel, the ultimate outcome of these matters, except matters discussed in the remainder of this Note, will not have a material impact on the Company’s results of operations, cash flows or financial condition.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
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
      K-DUR Antitrust Litigation. K-DUR is Schering-Plough’s long-acting potassium chloride product supplement used by cardiac patients. Following the commencement of the FTC administrative proceeding described below, alleged class action suits were filed in federal and state courts on behalf of direct and indirect purchasers of K-DUR against Schering-Plough, Upsher-Smith, Inc. (Upsher-Smith) and ESI Lederle, Inc. (Lederle). These suits claim violations of federal and state antitrust laws, as well as other state statutory and common law causes of action. These suits seek unspecified damages. Discovery is ongoing.

Antitrust Matters
      K-DUR. Schering-Plough had settled patent litigation with Upsher-Smith and Lederle which had related to generic versions of K-DUR for which Lederle and Upsher Smith had filed Abbreviated

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
New Drug Applications (ANDAs). On April 2, 2001, the FTC started an administrative proceeding against Schering-Plough, Upsher-Smith and Lederle alleging anti-competitive effects from those settlements. The administrative law judge issued a decision that the patent litigation settlements complied with the law in all respects and dismissed all claims against the Company. The FTC Staff appealed that decision to the full Commission. The full Commission reversed the decision of the administrative law judge ruling that the settlements did violate the antitrust laws. The full Commission issued a cease and desist order imposing various injunctive restraints. The federal court of appeals set aside the Commission ruling and vacated the cease and desist order. On August 29, 2005, the FTC filed a petition seeking a hearing by the U.S. Supreme Court.

Pending Administrative Obligations
      In connection with the settlement of an investigation with the U.S. Department of Justice and the U.S. Attorney’s Office for the Eastern District of Pennsylvania, the Company entered into a five-year corporate integrity agreement (CIA). As disclosed in Note 14 “Consent Decree,” the Company is subject to obligations under a Consent Decree with the FDA. Failure to comply with the obligations under the CIA or the Consent Decree can result in financial penalties.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Schering-Plough Corporation:
      We have reviewed the accompanying condensed consolidated balance sheet of Schering-Plough Corporation and subsidiaries (the “Corporation”) as of March 31, 2006, and the related condensed consolidated statements of income and cash flow for the three-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Corporation’s management.
      We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
      Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
      We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Schering-Plough Corporation and subsidiaries as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
      As discussed in Note 4 to the condensed consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment”.
/s/  Deloitte & Touche LLP
Parsippany, New Jersey
April 27, 2006

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
      Certain past events remain relevant to understand the Company’s current challenges. These events include but were not limited to, entering into a formal Consent Decree with the FDA in 2002 and the investigations related to certain of the Company’s sales and marketing practices by the U.S. Attorney’s Office for the District of Massachusetts.
      Beginning in April 2003, the Board of Directors named Fred Hassan as the new Chairman of the Board and Chief Executive Officer of Schering-Plough Corporation. Under his leadership, a new leadership team was recruited and a six- to eight-year, five-phase Action Agenda was formulated with the goal of stabilizing, repairing and turning around the Company. In October 2005, the Company announced that it entered the third phase of the Action Agenda, the Turnaround phase.
      The Company’s financial situation continues to improve, as discussed below. The Company’s cholesterol franchise products, VYTORIN and ZETIA, are the primary drivers of this improvement. ZETIA is the Company’s novel cholesterol absorption inhibitor. VYTORIN is the combination of ZETIA and Zocor, Merck & Co., Inc.’s (Merck) statin medication. These two products have been launched through a joint venture between the Company and Merck. ZETIA (ezetimibe), marketed in Europe as EZETROL, is marketed for use either by itself or together with statins for the treatment of elevated cholesterol levels. ZETIA/ EZETROL has been launched in more than 70 countries. VYTORIN (ezetimibe/simvastatin), marketed as INEGY internationally, has been launched in over 30 countries, including the United States.
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
      The cholesterol-reduction market is the single largest pharmaceutical category in the world. VYTORIN and ZETIA are competing in this market, and on a combined basis, these products have continued to grow in terms of market share during 2006. As a franchise, the two products combined are poised to cross the 15 percent threshold of new prescriptions in the U.S. cholesterol management market (based on March 2006 IMS data). VYTORIN currently ranks as the third-leading prescription product for treating patients with high cholesterol (based on new prescriptions).
      During 2005, the Company’s results of operations and cash flows were driven significantly by the performance of VYTORIN and ZETIA. As a result, the Company’s ability to generate profits is predominantly dependent upon the performance of the VYTORIN and ZETIA cholesterol franchise, which dependence is expected to continue for some time. For the first three months of 2006, equity income from the cholesterol joint venture was $311 million and net income available to common shareholders was $350 million. Additional information regarding the joint venture with Merck is also included in Note 3, “Equity Income from Cholesterol Joint Venture,” in this 10-Q. Although it is expected that operating cash flow and existing cash and short-term investments will fund the Company’s operations for the intermediate term, as discussed in more detail below, future cash flows are also dependent upon the performance of VYTORIN and ZETIA. The Company must generate profits and cash flows to maintain and enhance its infrastructure and business as discussed above.
      Sales of the products may be impacted by the introduction of new innovative competing treatments and generic versions of existing products. In this regard, the Company expects that generic forms of Pravachol and Zocor, two existing well-established cholesterol-management products, will be introduced in the U.S. as they lose patent protection beginning in 2006 (generics had been introduced during 2005 in some international markets). The Company cannot reasonably predict what effect the introduction of generic forms of cholesterol management products may have on VYTORIN and ZETIA, although the decisions of government entities, managed care groups and other groups concerning formularies and reimbursement policies could potentially negatively impact the dollar size and/or growth of the cholesterol management market, including VYTORIN and ZETIA. A material change in the sales or market share of VYTORIN and ZETIA would have a significant impact on the Company’s operations and cash flow.
      REMICADE is prescribed for the treatment of immune-mediated inflammatory disorders such as rheumatoid arthritis, early rheumatoid arthritis, psoriatic arthritis, Crohn’s disease, ankylosing spondylitis, plaque psoriasis and ulcerative colitis. REMICADE is the Company’s second largest marketed pharmaceutical product line (after the cholesterol franchise). This product is licensed from and manufactured by Centocor, Inc., a Johnson & Johnson company. The Company has the exclusive marketing rights to this product outside of the U.S., Japan, China (including Hong Kong), Taiwan and Indonesia. During 2005, the Company exercised an option under its contract with Centocor for license rights to develop and commercialize golimumab, a fully human monoclonal antibody, in the same territories as REMICADE. Golimumab is currently under Phase III trials. Centocor believes these rights to golimumab expire in 2014, while the Company believes these rights extend beyond 2014. The parties are working together to move forward with their collaboration on golimumab, and steps are being taken to resolve the difference of opinion as to the expiration date.
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

Current State of the Business
      First quarter 2006 net sales of $2.6 billion were 8 percent higher than the 2005 period. As discussed below, the sales increase was driven primarily by the growth of REMICADE, NASONEX, TEMODAR and PEG-INTRON. The sales growth included a 5 percent unfavorable impact from foreign exchange.
      The Company had net income available to common shareholders of $350 million in the first quarter of 2006 as compared to $105 million in the first quarter of 2005. The net income available to common shareholders in the first quarter of 2006 included income of $22 million resulting from the cumulative effect of a change in accounting principle, net of tax, related to the implementation of SFAS 123R related to stock-based compensation.
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
      During 2005, the Company repatriated approximately $9.4 billion of previously unremitted foreign earnings at a reduced tax rate as provided by the American Jobs Creation Act of 2004 (AJCA). Repatriating funds under the AJCA benefited the Company by allowing the Company to fund U.S. cash needs while preserving U.S. NOLs.
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
      Consolidated net sales for the three months ended March 31, 2006 totaled $2.6 billion, an increase of $182 million or 8 percent compared with the same period in 2005, reflecting higher volumes tempered by a 5 percent unfavorable impact from foreign exchange.

      Net sales for the three months ended March 31, 2006 and 2005 were as follows:

			Increase
	2006	2005	(Decrease)

			(%)
	(Dollars in millions)
PRESCRIPTION PHARMACEUTICALS	$2,032	$1,846	10
REMICADE	278	220	26
NASONEX	229	183	25
PEG-INTRON	196	170	16
TEMODAR	163	131	25
CLARINEX/ AERIUS	160	144	11
CLARITIN Rx	101	111	(9)
AVELOX	80	73	10
INTEGRILIN	80	75	6
REBETOL	78	64	22
INTRON A	60	73	(18)
CAELYX	51	43	18
SUBUTEX	48	51	(6)
ELOCON	34	41	(17)
CIPRO	25	37	(32)
Other Pharmaceutical	449	430	4
CONSUMER HEALTH CARE	311	330	(6)
OTC(a)	153	162	(6)
Foot Care	83	84	(2)
Sun Care	75	84	(10)
ANIMAL HEALTH	208	193	8

CONSOLIDATED NET SALES	$2,551	$2,369	8

(a)	Includes OTC CLARITIN of $111 million and $116 million in 2006 and 2005, respectively.
      International net sales of REMICADE, for the treatment of immune-mediated inflammatory disorders such as rheumatoid arthritis, early rheumatoid arthritis, psoriatic arthritis, Crohn’s disease, ankylosing spondylitis, plaque psoriasis and ulcerative colitis, were up $58 million or 26 percent in the first quarter of 2006 to $278 million primarily due to greater demand, expanded indications and continued market growth. In January 2006, REMICADE was approved for the additional indication of ulcerative colitis in Europe. In the near future, additional competitive products for the indications referred to above are likely to be introduced.
      Global net sales of NASONEX Nasal Spray, a once-daily corticosteroid nasal spray for allergies, rose 25 percent to $229 million in the first quarter of 2006, with U.S. sales climbing 33 percent to $144 million and international sales climbing 14 percent to $85 million, as the product captured greater U.S. and international market share versus the 2005 period. Generic Flonase (fluticasone propionate) was approved in 2006 and may unfavorably impact the corticosteroid nasal spray market.
      Global net sales of PEG-INTRON Powder for Injection, a pegylated interferon product for treating hepatitis C, increased 16 percent to $196 million in the first quarter of 2006, driven by growth in Japan due to a new indication for the treatment of hepatitis patients other than genotype 1. Sales growth was also driven by continuation of treatment in patients with genotype 1 hepatitis. Sales in Japan during 2005 benefited from the significant number of patients who were waiting for approval of PEG-INTRON before beginning treatment (“patient warehousing”). In the second half of 2006, the Company’s hepatitis franchise in Japan may be impacted by tougher comparisons as the bolus of initially treated patients complete therapy.
      Global net sales of TEMODAR Capsules, a treatment for certain types of brain tumors, increased $32 million or 25 percent to $163 million in the first quarter of 2006 due to increased utilization for treating newly diagnosed glioblastoma multiforme (GBM), which is the most prevalent form of brain cancer. This new indication was granted U.S. FDA approval in March 2005. In June 2005, TEMODAR received approval from the European Commission for use in combination with radiotherapy for GBM patients in twenty-five member states as well as in Iceland and Norway. The growth rates for TEMODAR may moderate going forward, as significant market penetration has already been achieved in the treatment of GBM, especially in the U.S. In Japan, TEMODAR was granted a priority review of the regulatory application to treat malignant glioma in the fourth quarter of 2005.
      Global net sales of CLARINEX (marketed as AERIUS in many countries outside the U.S.), for the treatment of seasonal outdoor allergies and year-round indoor allergies, increased 11 percent to $160 million in the first quarter of 2006. Sales outside the U.S. rose 17 percent to $90 million in the first quarter due to increased demand. In September 2005, generic Allegra (fexofenadine) was introduced to the U.S., which may continue to negatively affect the antihistamine market including CLARINEX.
      International net sales of prescription CLARITIN decreased 9 percent to $101 million in the first quarter of 2006 due to lower sales in Japan resulting from an unusually severe allergy season in 2005.
      Net sales of AVELOX, a fluoroquinolone antibiotic for the treatment of certain respiratory and skin infections, sold in the U.S. by Schering-Plough as a result of the Company’s license agreement with Bayer, increased $7 million or 10 percent to $80 million in 2006 due to market share growth and new indications.
      Global net sales of INTEGRILIN Injection, a glycoprotein platelet aggregation inhibitor for the treatment of patients with acute coronary syndrome, which is sold primarily in the U.S. by Schering-Plough, increased 6 percent to $80 million in the first quarter of 2006, due in part to favorable trade inventory comparisons.
      Global net sales of REBETOL Capsules, for use in combination with INTRON A or PEG-INTRON for treating hepatitis C, increased 22 percent to $78 million in the first quarter of 2006, driven by growth in Japan due to a new indication for the treatment of hepatitis patients other than genotype 1. Sales growth was also driven by continuation of treatment in patients with genotype 1 hepatitis. Sales in Japan during 2005 benefited from the significant number of patients who were waiting for approval of PEG-INTRON before beginning treatment (“patient warehousing”). In the second half of 2006, the Company’s hepatitis franchise in Japan may be impacted by tougher comparisons as the bolus of initially treated patients complete therapy. Sales of REBETOL going forward will also be impacted by larger than average government mandated price reductions in Japan.
      Global net sales of INTRON A Injection, for chronic hepatitis B and C and other antiviral and anticancer indications, decreased 18 percent to $60 million in the first quarter of 2006 due primarily to the conversion to PEG-INTRON in Japan.
      International sales of CAELYX, for the treatment of ovarian cancer, metastatic breast cancer and Kaposi’s sarcoma, increased 18 percent to $51 million in the first quarter of 2006 largely as a result of increased use in treating ovarian and breast cancer.
      International net sales of SUBUTEX Tablets, for the treatment of opiate addiction, decreased 6 percent to $48 million in the first quarter of 2006, due to an unfavorable impact from foreign exchange. It is expected that SUBUTEX will encounter generic competition in the near future.
      Global net sales of ELOCON cream, a medium-potency topical steroid, decreased 17 percent to $34 million in the first quarter of 2006, reflecting generic competition introduced in the U.S. during the first quarter of 2005. Generic competition is expected to continue to adversely affect sales of this product.

      Net sales of CIPRO, a fluoroquinolone antibiotic for the treatment of certain respiratory, skin, urinary tract and other infections, sold in the U.S. by Schering-Plough as a result of the Company’s license agreement with Bayer, decreased 32 percent to $25 million in the first quarter of 2006 due to market share erosion from branded and generic competition.
      Other pharmaceutical net sales include a large number of lower sales volume prescription pharmaceutical products. Several of these products are sold in limited markets outside the U.S., and many are multiple source products no longer protected by patents. The products include treatments for respiratory, cardiovascular, dermatological, infectious, oncological and other diseases.
      Global net sales of Consumer Health Care products, which include OTC, foot care and sun care products, decreased $19 million or 6 percent to $311 million in the first quarter of 2006. Sales of OTC CLARITIN were $111 million in the first quarter of 2006, a decrease of $5 million from 2005, reflecting the continued adverse impact on sales of CLARITIN-D due to restrictions on the retail sale of OTC products containing pseudoephedrine (PSE). Sales of CLARITIN-D may continue to be adversely affected by both recent and future restrictions on the retail sale of such products. In addition, OTC CLARITIN continues to face competition from private label and branded loratadine.
      The Company sells numerous non-prescription upper respiratory products which contain PSE, an FDA-approved ingredient for the relief of nasal congestion. The Company’s annual North American sales of non-prescription upper respiratory products that contain PSE totaled approximately $277 million in 2005 and $66 million and $80 million for the three months ended March 31, 2006 and 2005, respectively. These products include all CLARITIN-D products as well as some DRIXORAL, CORICIDIN and CHLOR-TRIMETON products. The Company understands that PSE has been used in the illicit manufacture of methamphetamine, a dangerous and addictive drug. For some time, many states, Canada and Mexico have enacted regulations concerning the non-prescription sale of products containing PSE. In March 2006, the U.S. federal government enacted the Combat Meth Epidemic Act that requires the retailers to place non-prescription PSE containing products behind the counter or away from customers’ direct access and places other administrative restrictions on the purchase of these products. Depending on the manner in which the law is implemented by retailers, sales and the level of returns of these products may be impacted. The Company continues to monitor developments in this area and is working to mitigate further negative impact on operations or financial results. These regulations do not relate to the sale of prescription products, such as CLARINEX-D products, that contain PSE.
      Global net sales of Animal Health products increased 8 percent in the first quarter of 2006 to $208 million. The increased sales reflected growth of core brands across most geographic and species areas, led by higher sales of seasonal livestock and companion animal products. The sales growth was tempered by an unfavorable impact from foreign exchange of 6 percent.

Costs, Expenses and Equity Income
      A summary of costs, expenses and equity income for the three months ended March 31, 2006 and 2005 is as follows:

			Increase
	2006	2005	(Decrease)

			(%)
	(Dollars in millions)
Cost of sales	$893	$889	—
Selling, general and administrative (SG&A)	1,086	1,081	—
Research and development (R&D)	481	384	25
Other (income)/expense, net	(34)	17	N/M
Special charges	—	27	N/M
Equity income from cholesterol joint venture	(311)	(220)	42
N/ M — Not a meaningful percentage.
Substantially all the sales of cholesterol products are not included in the Company’s net sales. The results of these sales are reflected in equity income from cholesterol joint venture. In addition, due to the virtual nature of the joint venture, the Company incurs substantial selling, general and administrative expenses that are not captured in equity income but are included in the Company’s Statements of Condensed Consolidated Operations. As a result, the Company’s gross margin, and ratios of SG&A expenses and R&D expenses as a percentage of net sales do not reflect the impact of the joint venture’s operating results.

Gross margin
      Gross margin increased to 65.0 percent in the first quarter of 2006 as compared to 62.5 percent in 2005, primarily due to increased sales of higher margin products and supply chain efficiency improvements, partly offset by royalties for INTEGRILIN. The restructuring of the INTEGRILIN agreement has substantially offsetting effects, generally increasing cost of sales due to increased royalties offset by reduced selling, general and administrative expenses. The restructured agreement calls for minimum royalty payments of $85 million per year to Millennium for 2006 and 2007.

Selling, general and administrative
      Selling, general and administrative expenses (SG&A) were $1.1 billion in the first quarter of 2006, essentially flat versus the prior year period. SG&A in the first quarter of 2006 reflected the favorable impacts from foreign exchange and the restructured INTEGRILIN agreement tempered by increased selling expenses in Europe to support the continued launch of ZETIA and VYTORIN.

Research and development
      Research and development (R&D) spending increased 25 percent to $481 million in the first quarter of 2006. The increase was primarily due to increased R&D headcount, higher costs associated with clinical trials, and an upfront licensing payment to PTC Therapeutics, Inc. Generally, changes in R&D spending reflect the timing of the Company’s funding of both internal research efforts and research collaborations with various partners to discover and develop a steady flow of innovative products.
      The Company believes it has a strong Early Development pipeline across a wide-range of therapeutic areas with 17 compounds now approaching or in Phase I development. As the Company continues to develop the later phase growth-drivers of the pipeline (e.g., Thrombin Receptor Antagonist, vicriviroc and HCV protease inhibitor), the Company anticipates an approximate doubling of annual patient enrollment in clinical trials over the next 2-4 years versus 2005 levels.

      The Company expects R&D spending to increase as compared to prior years reflecting the progression of the Company’s early-stage pipeline and increased clinical trial activity. To maximize the Company’s chances for the successful development of new products, the Company began a Development Excellence initiative in 2005 to build talent and critical mass, create a uniform level of excellence and deliver on high-priority programs within R&D. In 2006 the Company has begun a Global Clinical Harmonization Program to maximize and globalize the quality of clinical trial execution and pharmacovigilance processes.

Other (income)/expense, net
      The Company had $34 million of other income, net, in the first quarter of 2006 as compared to $17 million of other expense, net, in 2005, due primarily to higher interest rates on cash equivalents and short-term investments.

Special Charges
      There were no special charges for the three months ended March 31, 2006. Special charges for the three months ended March 31, 2005 totaled $27 million, primarily related to employee termination costs at a manufacturing facility.

Equity Income from Cholesterol Joint Venture
      Global cholesterol franchise sales, which include sales made by the Company and the cholesterol joint venture with Merck of VYTORIN and ZETIA, totaled $786 million and $509 million during the three months ended March 31, 2006 and 2005, respectively. As a franchise, the two products combined are poised to cross the 15 percent threshold of new prescriptions in the U.S. cholesterol management market (based on March 2006 IMS data). VYTORIN has been launched in more than 30 countries, including the U.S. in August 2004. ZETIA has been launched in more than 70 countries.
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
      Equity income from cholesterol joint venture totaled $311 million and $220 million in the first quarter of 2006 and 2005, respectively. The increase in equity income reflected the strong sales performance for VYTORIN and ZETIA in the first quarter of 2006.
      During the first quarter of 2005 the Company earned a milestone of $20 million of which $14 million was recognized for financial reporting purposes. This milestone related to certain European approvals of VYTORIN (ezetimibe/simvastatin) in the first quarter of 2005. This amount is included in equity income.
      Under certain other conditions, as specified in the joint venture agreements with Merck, the Company could earn additional milestones totaling $105 million.

      In addition to the milestone recognized in the first quarter of 2005, the Company’s equity income in the first quarter of 2006 and 2005 was favorably impacted by the proportionally greater share of income allocated from the joint venture for the first $300 million of annual ZETIA sales.
      It should be noted that the Company incurs substantial selling, general and administrative and other costs, which are not reflected in equity income from the cholesterol joint venture and instead are included in the overall cost structure of the Company.

Provision for Income Taxes
      Tax expense was $86 million and $64 million for the three months ended March 31, 2006 and 2005, respectively. The income tax expense primarily related to foreign taxes and does not include any benefit related to U.S. Net Operating Losses (U.S. NOLs). The Company maintains a valuation allowance on its net U.S. deferred tax assets, including the benefit of U.S. NOLs, as management cannot conclude that it is more likely than not that the benefit of U.S. net deferred tax assets can be realized.
      At December 31, 2005, the Company had approximately $1.5 billion of U.S. NOLs. The Company generated an additional U.S. NOL during the three months ended March 31, 2006.

Net Income Available to Common Shareholders
      Net income available to common shareholders for the first quarter of 2006 and 2005 includes the deduction of preferred stock dividends of $22 million in each period, related to the issuance of the 6 percent Mandatory Convertible Preferred Stock in August 2004. In addition, the first quarter of 2006 included $22 million of income from the cumulative effect of a change in accounting principle related to the implementation of SFAS 123R.
LIQUIDITY AND FINANCIAL RESOURCES

Discussion of Cash Flow

	Three Months Ended
	March 31,

	2006	2005

	(Dollars in millions)
Cash flow from operating activities	$168	$200
Cash flow from investing activities	(1,785)	(2)
Cash flow from financing activities	(566)	(1,263)
      In the first three months of 2006, operating activities generated $168 million of cash, compared with $200 million in the first three months of 2005. The decrease was primarily related to the timing of payments offset by higher net income. Future payments regarding litigation and investigations will likely increase cash needs.
      Net cash used for investing activities during the first three months of 2006 was $1.8 billion primarily related to the net purchase of short-term investments of $1.7 billion and $64 million of capital expenditures. Net cash used for investing activities for the first three months of 2005 was $2 million including $83 million of capital expenditures offset by $33 million of cash receipts related primarily to the sale of an administrative office facility and a $59 million net reduction in short-term investments.
      Net cash used for financing activities was $566 million for the first three months of 2006, compared to $1.3 billion net cash used for the same period in 2005. Uses of cash for financing activities for the three months ended March 31, 2006 and 2005 included the payment of dividends on common and preferred shares of $103 million in each period, and the repayment of short-term borrowings of $489 million and $1.2 billion, respectively.

      As the Company’s financial situation has begun to improve, the Company is moving forward with additional investments to enhance its infrastructure and business. This includes expected capital expenditures of approximately $300 million over the next several years for a pharmaceutical sciences center. The center will allow the Company to streamline and integrate the Company’s drug development process, where products are moved from the drug discovery pipeline to market. There will be additional related expenditures to upgrade equipment and staffing for the center.
      Total cash, cash equivalents and short-term investments less total debt was approximately $1.9 billion at March 31, 2006. Cash generated from operations and available cash and short-term investments are expected to provide the Company with the ability to fund cash needs for the intermediate term.

Borrowings and Credit Facilities
      The Company has outstanding $1.25 billion aggregate principal amount of 5.3 percent senior unsecured notes due 2013 and $1.15 billion aggregate principal amount of 6.5 percent senior unsecured notes due 2033. As previously disclosed, the interest rates payable on the notes are subject to adjustment and have been adjusted as discussed below.
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
      The existing $1.5 billion credit facility matures in May 2009 and requires the Company to maintain a total debt to total capital ratio of no more than 60 percent. This credit line is available for general corporate purposes and is considered as support to the Company’s commercial paper borrowings. Borrowings under this credit facility may be drawn by the U.S. parent company or by its wholly-owned international subsidiaries when accompanied by a parent guarantee. This facility does not require compensating balances, however, a nominal commitment fee is paid. As of March 31, 2006, no funds were drawn under this facility.
      In addition to the aforementioned credit facility, the Company entered into a $575 million credit facility during the fourth quarter of 2005, all of which was drawn in 2005 by a wholly-owned international subsidiary to fund repatriations under the American Jobs Creation Act of 2004 (AJCA). This credit facility requires the Company to maintain a total debt to total capital ratio of no more than 60 percent. These borrowings are payable no later than November 4, 2008. Any funds borrowed under this facility which are subsequently repaid may not be re-borrowed. As of March 31, 2006, the entire amount was outstanding.
      All credit facility borrowings have been classified as short-term borrowings as the Company intends to repay these amounts during 2006.
      At March 31, 2006 and December 31, 2005, short-term borrowings, including the amount borrowed under the credit facilities mentioned above, totaled $789 million and $1.3 billion, respectively, including the outstanding commercial paper of $149 million and $298 million, respectively. The short-term ratings discussed below have not significantly affected the Company’s ability to issue or rollover its outstanding commercial paper borrowings at this time. However, the Company believes the ability of commercial paper issuers, such as the Company, with one or more short-term credit ratings of P-2 from Moody’s, A-2 from S&P and/or F2 from Fitch to issue or rollover outstanding commercial paper can, at times, be less than that of companies with higher short-term credit ratings. In addition, the total amount of commercial paper capacity available to these issuers is typically less than that of higher-rated companies. The Company’s sizable lines of credit with commercial banks as well as cash and short-term investments held by U.S. and international subsidiaries serve as alternative sources of liquidity and to support its commercial paper program.
      The Company’s current unsecured senior credit ratings and outlook are as follows:

Senior Unsecured Credit Ratings	Long-Term	Short-Term	Outlook

Moody’s Investors Service	Baa1	P-2	Negative
Standard and Poor’s	A-	A-2	Stable
Fitch Ratings	A-	F-2	Negative
      The Company’s credit ratings could decline below their current levels. The impact of such decline could reduce the availability of commercial paper borrowing and would increase the interest rate on the Company’s short and long-term debt. As discussed above, the Company believes that existing cash, short-term investments and cash generated from operations will allow the Company to fund its cash needs for the intermediate term.

6% Mandatory Convertible Preferred Stock
      In August 2004 the Company issued 28,750,000 shares of 6 percent mandatory convertible preferred stock with a face value of $1.44 billion. The preferred stock will automatically convert into between 2.2451 and 2.7840 common shares of the Company depending on the average closing price of the Company’s common shares over a period immediately preceding the mandatory conversion date of September 14, 2007, as defined in the prospectus. This preferred stock is described in more detail in Note 14, “Shareholders’ Equity” under Item 8, Financial Statements and Supplementary Data, in the Company’s 2005 10-K.
REGULATORY AND COMPETITIVE ENVIRONMENT IN WHICH THE COMPANY OPERATES
      The Company is subject to the jurisdiction of various national, state and local regulatory agencies. These regulations are described in more detail in Part I, Item I, “Business,” of the 2005 10-K.
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
      Since 2002, the Company has been working under a U.S. FDA Consent Decree to resolve issues involving the Company’s compliance with current Good Manufacturing Practices (cGMP) at certain of its manufacturing sites in New Jersey and Puerto Rico. See details in Note 14, “Consent Decree,” in this 10-Q.
      Under the terms of the Consent Decree, the Company made payments totaling $500 million during 2002 and 2003. As of the end of 2005, the Company has completed the revalidation programs for bulk active pharmaceutical ingredients and finished drug products, as well as all 212 Significant Steps of the cGMP Work Plan, in accordance with the schedules required by the Consent Decree. The Company’s completion of the cGMP Work Plan is currently pending certification by a third party expert, whose certification is in turn subject to acceptance by the FDA. Under the terms of the Decree, provided that the FDA has not notified the Company of a significant violation of FDA law, regulations, or the Decree in the five year period since the Decree’s entry, May 2002 through May 2007, the Company may petition the court to have the Decree dissolved and FDA will not oppose the Company’s petition.
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
      During the fourth quarter 2005, local UK and EMEA regulatory authorities conducted a follow up inspection to assess the Company’s implementation of its action plan. In the first quarter of 2006, these authorities also inspected the U.S.-based components of the Company’s pharmacovigilance system. The inspectors acknowledged that progress had been made since 2003, but also continued to note significant concerns with the quality systems supporting the Company’s pharmacovigilance processes. Similarly, in a follow up inspection of the Company’s clinical trial practices in the UK, inspectors identified issues with respect to the Company’s management of clinical trials and related pharmacovigilance practices.
      The Company intends to continue upgrading skills, processes and systems in clinical practices and pharmacovigilance. The Company remains committed to accomplish this work and to invest significant resources in this area. Further, in February 2006, the Company began the Global Clinical Harmonization Program for building clinical excellence (in trial design, execution and tracking), which will strengthen the Company’s scientific and compliance rigor on a global basis.
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
      As described more specifically in Note 15, “Legal, Environmental and Regulatory Matters,” in this 10-Q, the pricing, sales and marketing programs and arrangements, and related business practices of the Company and other participants in the health care industry are under increasing scrutiny from federal and state regulatory, investigative, prosecutorial and administrative entities. These entities include the Department of Justice and its U.S. Attorney’s Offices, the Office of Inspector General of the Department of Health and Human Services, the FDA, the Federal Trade Commission (FTC) and various state Attorneys General offices. Many of the health care laws under which certain of these governmental entities operate, including the federal and state anti-kickback statutes and statutory and common law false claims laws, have been construed broadly by the courts and permit the government entities to exercise significant discretion. In the event that any of those governmental entities believes that wrongdoing has occurred, one or more of them could institute civil or criminal proceedings, which, if instituted and resolved unfavorably, could subject the Company to substantial fines, penalties and injunctive or administrative remedies, including exclusion from government reimbursement programs. The Company also cannot predict whether any investigations will affect its marketing practices or sales. Any such result could have a material adverse impact on the Company’s results of operations, cash flows, financial condition, or its business.
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
      In most international markets, the Company operates in an environment of government mandated cost-containment programs. Several governments have placed restrictions on physician prescription levels and patient reimbursements, emphasized greater use of generic drugs and enacted across-the-board price cuts as methods to control costs. For example, Japan generally enacts biennial price reductions and this occurred again in April 2006. Pricing actions will occur in 2006 in certain major European markets.
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
OUTLOOK
      As it relates to financial performance, the Company anticipates that sales and profits from the cholesterol joint venture will continue to grow in 2006, but there are uncertainties about changes that may occur in the cholesterol reduction market as new generic products enter the market.
      Despite the anticipated growth in the cholesterol franchise, earnings in the first half of 2006 are expected to be higher than the second half, primarily due to the seasonal pattern of the Company’s business, continued R&D spending to support the Company’s pipeline and expected unfavorable hepatitis franchise sales comparisons in Japan. In addition, there may be an unfavorable impact on sales and earnings due to increasing restrictions on the non-prescription pseudoephedrine (PSE) market.
      The Company anticipates that R&D expenses will continue to increase faster than net sales, but will depend on the timing of studies and the success of Phase II trials now underway for the Thrombin Receptor Antagonist, the Hepatitis Protease Inhibitor and the HIV drug vicriviroc.
      As the Company moves forward in the Action Agenda, additional investments are anticipated to enhance the infrastructure in areas such as clinical development, pharmacovigilance and information technology.
      The risks set forth in Part I, Item 1A, “Risk Factors,” of the Company’s 2005 10-K could cause actual results to differ from the expectation provided in this section.
CRITICAL ACCOUNTING POLICIES
      Refer to “Management’s Discussion and Analysis of Operations and Financial Condition” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 for disclosures regarding the Company’s critical accounting policies.

Rebates, Discounts and Returns
      The Company’s rebate accruals for Federal and State governmental programs at March 31, 2006 and 2005 were $139 million and $161 million, respectively. Commercial discounts, returns and other rebate accruals at March 31, 2006 and 2005 were $413 million and $399 million, respectively. These and other rebate accruals are established in the period the related revenue was recognized resulting in a reduction to sales and the establishment of liabilities, which are included in total current liabilities.
      The following summarizes the activity in the accounts related to accrued rebates, sales returns and discounts for the three months ended March 31, 2006 and 2005:

	Three Months
	Ended March 31,

	2006	2005

	(Dollars in
	millions)
Accrued Rebates/ Returns/ Discounts, Beginning of Period	$522	$537

Provision for Rebates	128	124
Payments	(97)	(107)

	31	17

Provision for Returns	41	61
Returns	(33)	(51)

	8	10

Provision for Discounts	112	95
Discounts granted	(121)	(99)

	(9)	(4)

Accrued Rebates/ Returns/ Discounts, End of Period	$552	$560

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
      Actual results may vary materially from the Company’s forward-looking statements and there are no guarantees about the performance of Schering-Plough’s stock or business. Schering-Plough does not assume the obligation to update any forward-looking statement. A number of risks and uncertainties could cause results to differ from forward-looking statements, including market forces, economic factors, product availability, patent and other intellectual property protection, current and future branded, generic or over-the-counter competition, the regulatory process, and any developments following regulatory approval, among other uncertainties. For further details of these and other risks and uncertainties that may impact forward-looking statements, see Schering-Plough’s Securities and Exchange Commission filings, including the risks and uncertainties set forth in Part I, Item 1A, “Risk Factors,” of the Company’s 2005 10-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
      The Company is exposed to market risk primarily from changes in foreign currency exchange rates and, to a lesser extent, from interest rates and equity prices. Refer to “Management’s Discussion and Analysis of Operations and Financial Condition” in the Company’s 2005 10-K.

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
      There were no material legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company, or any of its subsidiaries, became a party during the quarter ended March 31, 2006, or subsequent thereto, but before the filing of this report. All material pending legal proceedings involving the Company are described in Part II, Item 3, “Legal Proceedings,” of the Company’s 2005 10-K.

Item 1A.	Risk Factors
      There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s 2005 10-K. Please refer to that section for disclosures regarding the risks and uncertainties related to the Company’s business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      This table provides information with respect to purchases by the Company of its common shares during the first quarter of 2006.

				Total Number of	Maximum Number
				Shares Purchased as	of Shares that May
			Average	Part of Publicly	Yet Be Purchased
	Total Number of		Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchased		per Share	Programs	Programs

January 1, 2006 through January 31, 2006	7,947	(1)	$20.34	N/A	N/A
February 1, 2006 through February 28, 2006	28,059	(1)	$19.04	N/A	N/A
March 1, 2006 through March 31, 2006	4,304	(1)	$18.37	N/A	N/A
Total January 1, 2006 through March 31, 2006	40,310	(1)	$19.23	N/A	N/A

(1)	All of the shares included in the table above were repurchased pursuant to the Company’s stock incentive program and represent shares delivered to the Company by option holders for payment of the exercise price and tax withholding obligations in connection with stock options and stock awards.

Item 6.	Exhibits

Exhibit
Number	Description

12	Computation of Ratio of Earnings to Fixed Charges

15	Awareness letter

31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chairman of the Board and Chief Executive Officer.

31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification for Executive Vice President and Chief Financial Officer.

32.1	Sarbanes-Oxley Act of 2002, Section 906 Certification for Chairman of the Board and Chief Executive Officer.

32.2	Sarbanes-Oxley Act of 2002, Section 906 Certification for Executive Vice President and Chief Financial Officer.

SIGNATURE(S)
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHERING-PLOUGH CORPORATION
(Registrant)

By	/s/ STEVEN H. KOEHLER

Steven H. Koehler
Vice President and Controller
(Duly Authorized Officer
and Chief Accounting Officer)
Date: April 27, 2006