Form 10-Q
period 2006-06-30
SCHERING PLOUGH CORP
filed 2006-07-28
CIK 310158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period from to

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

Common Shares Outstanding as of June 30, 2006: 1,481,323,452

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information.
Item 6. Exhibits
SIGNATURE(S)
EX-3.A: AMENDED AND RESTATED CERTIFICATE OF INCORPORATION
EX-3.B: AMENDED AND RESTATED BY-LAWS
EX-12: COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
EX-15: AWARENESS LETTER
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS
(Unaudited)
(Amounts in millions, except per share figures)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net sales	$2,818	$2,532	$5,369	$4,900

Cost of sales	1,004	867	1,897	1,756
Selling, general and administrative	1,224	1,116	2,310	2,197
Research and development	539	442	1,020	825
Other (income)/expense, net	(19)	(8)	(52)	9
Special charges	80	259	80	286
Equity income from cholesterol joint venture	(355)	(170)	(666)	(389)

Income before income taxes	345	26	780	216
Income tax expense	86	74	172	138

Net income/(loss) before cumulative effect of a change in accounting principle	259	(48)	608	78
Cumulative effect of a change in accounting principle, net of tax	—	—	22	—

Net income/(loss)	259	(48)	630	78

Preferred stock dividends	22	22	43	43

Net income/(loss) available to common shareholders	$237	$(70)	$587	$35

Diluted earnings/(loss) per common share:
Earnings/(loss) available to common shareholders before cumulative effect of a change in accounting principle	$0.16	$(0.05)	$0.38	$0.02
Cumulative effect of a change in accounting principle, net of tax	—	—	0.02	—

Diluted earnings/(loss) per common share	$0.16	$(0.05)	$0.40	$0.02

Basic earnings/(loss) per common share:
Earnings/(loss) available to common shareholders before cumulative effect of a change in accounting principle	$0.16	$(0.05)	$0.38	$0.02
Cumulative effect of a change in accounting principle, net of tax	—	—	0.02	—

Basic earnings/(loss) per common share	$0.16	$(0.05)	$0.40	$0.02

Dividends per common share	$0.055	$0.055	$0.11	$0.11

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
(Unaudited)
(Amounts in millions)

	Six Months Ended
	June 30,
	2006	2005

Operating Activities:
Net income	$630	$78
Cumulative effect of a change in accounting principle, net of tax	22	—

Net income before cumulative effect of a change in accounting principle, net of tax	608	78
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash special charges	70	268
Depreciation and amortization	251	239
Accrued share-based compensation	79	—
Changes in assets and liabilities:
Accounts receivable	(332)	(378)
Inventories	13	38
Prepaid expenses and other assets	5	62
Accounts payable and other liabilities	116	188

Net cash provided by operating activities	810	495

Investing Activities:
Capital expenditures	(192)	(187)
Dispositions of property and equipment	8	38
Purchases of short-term investments	(3,795)	(1,444)
Reduction of short-term investments	1,270	1,638
Other, net	—	(13)

Net cash (used for)/provided by investing activities	(2,709)	32

Financing Activities:
Cash dividends paid to common shareholders	(162)	(162)
Cash dividends paid to preferred shareholders	(43)	(43)
Net change in short-term borrowings	(849)	(1,188)
Other, net	32	27

Net cash used for financing activities	(1,022)	(1,366)

Effect of exchange rates on cash and cash equivalents	(4)	(11)

Net decrease in cash and cash equivalents	(2,925)	(850)
Cash and cash equivalents, beginning of period	4,767	4,984

Cash and cash equivalents, end of period	$1,842	$4,134

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in millions, except per share figures)

	June 30,	December 31,
	2006	2005

ASSETS
Current Assets:
Cash and cash equivalents	$1,842	$4,767
Short-term investments	3,339	818
Accounts receivable, net	1,863	1,479
Inventories	1,617	1,605
Deferred income taxes	349	294
Prepaid expenses and other current assets	827	769

Total current assets	9,837	9,732
Property, plant and equipment	7,235	7,197
Less accumulated depreciation	2,839	2,710

Property, plant and equipment, net	4,396	4,487
Goodwill	205	204
Other intangible assets, net	341	365
Other assets	588	681

Total assets	$15,367	$15,469

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,152	$1,078
Short-term borrowings and current portion of long-term debt	430	1,278
U.S., foreign and state income tax	257	213
Accrued compensation	513	632
Other accrued liabilities	1,550	1,458

Total current liabilities	3,902	4,659
Long-term Liabilities:
Long-term debt	2,413	2,399
Deferred income tax	113	117
Other long-term liabilities	971	907

Total long-term liabilities	3,497	3,423
Commitments and contingent liabilities (Note 15)
Shareholders’ Equity:
Mandatory convertible preferred shares — $1 par value; issued: 29; $50 per share face value	1,438	1,438
Common shares — authorized shares: 2,400, $.50 par value; issued: 2,030	1,015	1,015
Paid-in capital	1,525	1,416
Retained earnings	9,897	9,472
Accumulated other comprehensive income	(473)	(516)

Total	13,402	12,825
Less treasury shares: 2006, 548; 2005, 550; at cost	5,434	5,438

Total shareholders’ equity	7,968	7,387

Total liabilities and shareholders’ equity	$15,367	$15,469

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

2.	Special Charges and Manufacturing Streamlining

On June 1, 2006, the Company announced changes to its manufacturing operations in Puerto Rico and New Jersey that will streamline its global supply chain and further enhance the Company’s long-term competitiveness. The Company’s manufacturing operations in Manati, Puerto Rico, will be phased out during 2006 and additional workforce reductions in Las Piedras, Puerto Rico and New Jersey will take place. In total, the actions taken will result in the elimination of approximately 1,100 positions. Approximately 500 positions were eliminated in the second quarter of 2006.

Special Charges

Special charges for the three and six months ended June 30, 2006 totaled $80 million related to the changes in the Company’s manufacturing operations, consisting of $25 million of severance and $55 million of fixed asset impairments.

Special charges for the three months ended June 30, 2005 totaled $259 million primarily related to an increase in litigation reserves for the Massachusetts investigation of $250 million with the majority of the remaining amount related to charges as a result of the consolidation of the Company’s U.S. biotechnology organizations. Additional information regarding litigation reserves is also included in Note 15 “Legal, Environmental and Regulatory Matters” in this 10-Q. Special charges for the six months ended June 30, 2005 totaled $286 million.

Cost of Sales

Included in cost of sales for the three and six months ended June 30, 2006 is $13 million of accelerated depreciation and $45 million of inventory write-offs related to the announced closure of the Company’s manufacturing facilities in Manati, Puerto Rico.

The following table summarizes the activities reflected in the Condensed Consolidated Financial Statements for the special charges and manufacturing streamlining for the three and six months ended June 30, 2006:

	Charges					Accrued
	Included in	Special	Total	Cash	Non-Cash	Liability at
	Cost of Sales	Charges	Charges	Payments	Charges	June 30, 2006
	(Dollars in millions)

Severance	$—	$25	$25	$(6)	$—	$19
Asset impairments	—	55	55	—	(55)	—
Accelerated depreciation	13	—	13	—	(13)	—
Inventory write-offs	45	—	45	—	(45)	—

Total	$58	$80	$138	$(6)	$(113)	$19

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

The Company utilizes the equity method of accounting in recording its share of activity from the Merck/Schering-Plough cholesterol joint venture. As such, the Company’s net sales do not include the sales of the joint venture. The cholesterol joint venture agreements provide for the sharing of operating income generated by the joint venture based upon percentages that vary by product, sales level and country. In the U.S. market, the Company receives a greater share of profits on the first $300 million of annual ZETIA sales. Above $300 million of annual ZETIA sales, Merck and Schering-Plough (the Partners) generally share profits equally. Schering-Plough’s allocation of the joint venture income is increased by milestones recognized. Further, either Partner’s share of the joint venture’s income from operations is subject to a reduction if the Partner fails to perform a specified minimum number of physician details in a particular country. The Partners agree annually to the minimum number of physician details by country.

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

During the three and six months ended June 30, 2005, the Company recognized milestones of $6 million and $20 million related to certain European approvals of VYTORIN.

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

The unaudited financial information below presents summarized combined financial information for the Merck/Schering-Plough Cholesterol Partnership for the three and six months ended June 30, 2006 and 2005:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in millions)

Net sales	$973	$533	$1,767	$1,049
Cost of sales	46	39	85	67
Income from operations	634	248	1,091	474

Amounts related to physician details, among other expenses, that are invoiced by Schering-Plough and Merck in the U.S., Canada and Puerto Rico are deducted from income from operations of the Partnership.

Schering-Plough’s share of the Partnership’s income from operations for the three and six months ended June 30, 2006 was $311 million and $577 million, respectively, and $127 million and $296 million, respectively, for the three and six months ended June 30, 2005. In the U.S. market, Schering-Plough receives a greater share of income from operations on the first $300 million of annual ZETIA sales.

The following unaudited information provides a summary of the components of the Company’s equity income from the cholesterol joint venture for the three and six months ended June 30, 2006 and 2005:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in millions)

Schering-Plough’s share of income from operations	$311	$127	$577	$296
Contractual reimbursement to Schering-Plough for physician details	42	44	83	89
Elimination of intercompany profit and other, net	2	(1)	6	4

Total equity income from cholesterol joint venture	$355	$170	$666	$389

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

The allergy/asthma agreements provide for the joint development and marketing by the Partners of a once-daily, fixed-combination tablet containing CLARITIN and Singulair. Singulair is Merck’s once-daily leukotriene receptor antagonist for the treatment of asthma and seasonal allergic rhinitis. In January 2002, the Merck/Schering-Plough respiratory joint venture reported on results of Phase III clinical trials of a fixed-combination tablet containing CLARITIN and Singulair. This Phase III study did not demonstrate sufficient added benefits in the treatment of seasonal allergic rhinitis. The CLARITIN and Singulair combination tablet does not have approval in any country and remains in Phase III clinical development.

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

The Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R), effective January 1, 2006. SFAS 123R requires companies to recognize compensation expense in an amount equal to the fair value of all share-based payments granted to employees. The Company elected the modified prospective transition method and therefore adjustments to prior periods were not required as a result of adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted after the date of adoption and to any unrecognized expense of awards unvested at the date of adoption based on the grant date fair value. SFAS 123R also amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits that had been reflected as operating cash flows be reflected as financing cash flows.

In the second quarter of 2006, the 2006 Stock Incentive Plan (the 2006 Plan) was approved by the Company’s shareholders. Under the terms of the 2006 Plan, 92 million of the Company’s authorized common shares may be granted as stock options or awarded as deferred stock units to officers and certain employees of the Company through December 2011. As of June 30, 2006, 76 million options and deferred stock units remain available for future year grants under the 2006 Plan.

The Company intends to utilize treasury stock to satisfy stock option exercises and for the issuance of deferred stock units.

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

Implementation of SFAS 123R

In the first quarter of 2006, the Company recognized a benefit to income of $22 million for the cumulative effect of a change in accounting principle related to two long-term compensation plans required to be accounted for as liability plans under SFAS 123R.

Tax benefits recognized related to stock-based compensation and related cash flow impacts were not material during the three and six months ended June 30, 2006 as the Company is in a U.S. Net Operating Loss position.

Stock Options

Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s stock at the dates of grant. Stock options, under the 2006 Plan, generally vest over three years and have a term of seven years. Certain options granted under previous plans vest over longer periods ranging from three to nine years and have a term of 10 years. Compensation costs for all stock options is recognized over the requisite service period for each separately vesting portion of the stock option award. Expense is recognized,

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

net of estimated forfeitures, over the vesting period of the options using an accelerated method. Expense recognized for the three and six months ended June 30, 2006 was approximately $12 million and $26 million, respectively.

The weighted-average assumptions used in the Black-Scholes option-pricing model for the three and six months ended June 30, 2006 and 2005 were as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2006	2005	2006	2005

Dividend yield	1.1%	1.7%	1.1%	1.7%
Volatility	25.7%	32.1%	25.7%	32.1%
Risk-free interest rate	5.0%	4.1%	5.0%	4.1%
Expected term of options (in years)	4.5	7.0	4.5	7.0

Dividend yields are based on historical dividend yields. Expected volatilities are based on historical volatilities of the Company’s common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options. The expected term of options represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns.

The amount of cash received from the exercise of stock options for the three and six months ended June 30, 2006 was $5 million and $32 million, respectively. The amount of cash received for the three and six months ended June 30, 2005 was $19 million and $28 million, respectively.

Stock-based compensation prior to January 1, 2006 was determined using the intrinsic value method. The following table provides supplemental information for the three and six months ended June 30, 2005 as if stock-based compensation had been computed under SFAS 123:

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
	(Dollars in millions
	except per share figures)

Net (loss)/income available to common shareholders, as reported	$(70)	$35
Add back: Expense included in reported net (loss)/income for deferred stock units	26	40
Deduct: Pro forma expense as if both stock options and deferred stock units were charged against net (loss)/income available to common shareholders in accordance with SFAS 123	(48)	(84)

Pro forma net (loss)/income available to common shareholders using the fair value method	$(92)	$(9)

Diluted (loss)/earnings per common share:
Diluted (loss)/earnings per common share, as reported	$(0.05)	$0.02
Pro forma diluted (loss)/earnings per common share using the fair value method	(0.06)	(0.01)
Basic (loss)/earnings per common share:
Basic (loss)/earnings per common share, as reported	$(0.05)	$0.02
Pro forma basic (loss)/earnings per common share using the fair value method	(0.06)	(0.01)

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Summarized information about stock options outstanding and exercisable at June 30, 2006 is as follows:

	Outstanding			Exercisable
		Weighted-	Weighted-		Weighted-
	Number	Average	Average	Number	Average
	of	Remaining	Exercise	of	Exercise
Exercise Price Range	Options	Term in Years	Price	Options	Price
	(In thousands)			(In thousands)

Under $20	48,255	6.8	$18.22	28,941	$18.04
$20 to $30	9,951	8.7	20.83	3,410	20.99
$30 to $40	15,431	3.6	36.57	15,365	36.59
Over $40	14,935	3.8	46.35	14,745	46.32

	88,572			62,461

The weighted-average fair value of stock options granted for the three and six months ended June 30, 2006 was $5.22. The weighted-average fair value of stock options granted for the three and six months ended June 30, 2005 was $7.12 and $7.04, respectively. The intrinsic value of stock options exercised was $1 million and $9 million for the three and six months ended June 30, 2006, respectively. The intrinsic value of stock options exercised was $6 million and $12 million for the three and six months ended June 30, 2005, respectively. The total fair value of shares vested during the three and six months ended June 30, 2006 was $26 million and $68 million, respectively. The total fair value of shares vested during the three and six-months ended June 30, 2005 was $4 million and $52 million, respectively.

As of June 30, 2006, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $73 million, which will be amortized over the weighted-average remaining requisite service period of 2.4 years.

The following table summarizes stock option activities over the six months ended June 30, 2006 under the current and prior plans:

		Weighted-
		Average
	Number of	Exercise
	Options	Price
	(In thousands)

Outstanding at January 1, 2006	82,484	$27.00
Granted	9,586	19.23
Exercised	(2,136)	14.87
Canceled or expired	(1,362)	26.97

Outstanding, ending balance	88,572	$26.45

Exercisable at June 30, 2006	62,461	$29.44

The aggregate intrinsic value of stock options outstanding at June 30, 2006 was $43 million. The aggregate intrinsic value of stock options currently exercisable at June 30, 2006 was $31 million. Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted price of the Company’s common stock as of the reporting date.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table summarizes nonvested stock option activity over the six months ended June 30, 2006 under the current and prior plans:

		Weighted-
	Number of	Average
	Options	Fair Value
	(In thousands)

Nonvested at January 1, 2006	28,022	$6.41
Granted	9,586	5.22
Vested	(10,735)	6.32
Forfeited	(762)	6.13

Nonvested at June 30, 2006	26,111	$6.02

Deferred Stock Units

The fair value of deferred stock units is determined based on the number of shares granted and the quoted price of the Company’s common stock at the date of grant. Deferred stock units generally vest at the end of three years provided the employee remains in the service of the Company. Expense is recognized on a straight-line basis over the vesting period. Deferred stock units are payable in an equivalent number of common shares. Expense recognized for the three and six months ended June 30, 2006 was $36 million and $56 million, respectively. Expense recognized for the three and six months ended June 30, 2005 was $26 million and $40 million, respectively.

Summarized information about deferred stock units outstanding at June 30, 2006 is as follows:

	Outstanding
		Weighted-
	Number of	Average	Weighted-
	Deferred Stock	Remaining	Average
Deferred Stock Unit Price Range	Units	Term in Years	Fair Value
	(In thousands)

Under $18	1,444	1.2	$17.19
$18 to $20	9,211	2.3	18.95
$20 to $22	6,446	1.8	20.71
Over $22	352	0.7	34.50

	17,453

The weighted-average fair value of deferred stock units granted was $19.23 for the three and six months ended June 30, 2006. The weighted-average fair value of deferred stock units granted for the three and six months ended June 30, 2005 was $20.68 and $20.67, respectively. The total fair value of deferred stock units vested during the three and six months ended June 30, 2006 was $0 and $1 million, respectively. The total fair value of deferred stock units vested during the three and six months ended June 30, 2005 was $1 million and $3 million, respectively.

As of June 30, 2006, the total remaining unrecognized compensation cost related to deferred stock units amounted to $240 million, which will be amortized over the weighted-average remaining requisite service period of 2.3 years.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table summarizes deferred stock unit activity over the six months ended June 30, 2006 under the current and prior plans:

	Number
	of Nonvested	Weighted-
	Deferred Stock	Average
	Units	Fair Value
	(In thousands)

Nonvested at January 1, 2006	11,416	$20.12
Granted	6,507	19.23
Vested	(40)	26.46
Canceled or expired	(430)	20.21

Nonvested at June 30, 2006	17,453	$19.77

Incentive Plans

The Company has two compensation plans that are classified as liability plans under SFAS 123R as the ultimate cash payout of these plans will be based on the Company’s stock performance as compared to the stock performance of a peer group. Upon adoption of SFAS 123R on January 1, 2006, the Company recognized a cumulative income effect of a change in accounting principle of $22 million in order to recognize the liability plans at fair value. Income or expense amounts related to these liability plans are based on the change in fair value at each reporting date. Fair value for the plans were estimated using a lattice valuation model using expected volatility assumptions and other assumptions appropriate for determining fair value. The amount recognized, other than the impact of the cumulative effect of a change in accounting principle, in the Statements of Condensed Consolidated Operations for the three months and six months ended June 30, 2006 related to these liability awards was not material.

As of June 30, 2006, the total remaining unrecognized compensation cost related to the incentive plans amounted to $26 million, which will be amortized over the weighted-average remaining requisite service period of 2.2 years. This amount will vary each reporting period based on changes in fair value.

5.	Other (Income)/Expense, Net

The components of other (income)/expense, net are as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in millions)

Interest cost incurred	$48	$44	$98	$92
Less: amount capitalized on construction	(3)	(4)	(7)	(6)

Interest expense	45	40	91	86
Interest income	(69)	(40)	(137)	(74)
Foreign exchange losses	5	1	6	4
Other, net	—	(9)	(12)	(7)

Total other (income)/expense, net	$(19)	$(8)	$(52)	$9

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6.	Income Taxes

At December 31, 2005, the Company had approximately $1.5 billion of U.S. Net Operating Losses (U.S. NOLs) for tax purposes available to offset future U.S. taxable income through 2024. The Company generated an additional U.S. NOL during the six months ended June 30, 2006.

The Company’s tax provisions for the three and six months ended June 30, 2006 and 2005 primarily relate to foreign taxes and do not include any benefit related to U.S. NOLs. The Company maintains a valuation allowance on its net U.S. deferred tax assets, including the benefit of U.S. NOLs, as management cannot conclude that it is more likely than not the benefit of U.S. net deferred tax assets can be realized.

7.	Retirement Plans and Other Post-Retirement Benefits

The Company has defined benefit pension plans covering eligible employees in the U.S. and certain foreign countries, and the Company provides post-retirement health care benefits to its eligible U.S. retirees and their dependents.

The components of net pension expense were as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in millions)

Service cost	$30	$27	$59	$54
Interest cost	28	30	56	65
Expected return on plan assets	(28)	(31)	(56)	(67)
Amortization, net	10	9	21	20
Termination benefits	—	2	—	4
Settlement	2	—	2	—

Net pension expense	$42	$37	$82	$76

The components of other post-retirement benefits expense were as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in millions)

Service cost	$4	$4	$9	$7
Interest cost	6	7	13	12
Expected return on plan assets	(3)	(4)	(7)	(8)
Amortization, net	1	—	2	1

Net other post-retirement benefits expense	$8	$7	$17	$12

For the three and six months ended June 30, 2006, the Company contributed $17 million and $40 million, respectively, to its retirement plans. The Company expects to contribute approximately $70 million to its retirement plans during the second half of 2006. The contribution in the U.S. may change based on the outcome of pending funding reform legislation.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8.	Earnings Per Common Share

The following table reconciles the components of the basic and diluted earnings per common share (EPS) computations:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars and shares in millions)

EPS Numerator:
Net income/(loss) before cumulative effect of a change in accounting principle and preferred stock dividends	$259	$(48)	$608	$78
Add: Cumulative effect of a change in accounting principle, net of tax	—	—	22	—
Less: Preferred stock dividends	22	22	43	43

Net income/(loss) available to common shareholders	$237	$(70)	$587	$35

EPS Denominator:
Weighted average shares outstanding for basic EPS	1,481	1,476	1,480	1,475
Dilutive effect of options and deferred stock units	8	—	7	7

Average shares outstanding for diluted EPS	1,489	1,476	1,487	1,482

The equivalent common shares issuable under the Company’s stock incentive plans which were excluded from the computation of diluted EPS because their effect would have been antidilutive were 55 million and 100 million for the second quarter of 2006 and 2005, respectively, and 51 million and 44 million for the first six months of 2006 and 2005, respectively. Also, at June 30, 2006 and 2005, 76 million and 75 million, respectively, of common shares obtainable upon conversion of the Company’s 6 percent Mandatory Convertible Preferred Stock were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

9.	Comprehensive Income/(Loss)

Comprehensive income/(loss) is comprised of the following:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in millions)

Net income/(loss)	$259	$(48)	$630	$78
Foreign currency translation adjustment	34	(59)	48	(124)
Unrealized loss on investments available for sale, net of tax	(3)	(15)	(3)	(1)

Total comprehensive income/(loss)	$290	$(122)	$675	$(47)

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

10.	Inventories

Inventories consisted of the following:

	June 30,	December 31,
	2006	2005
	(Dollars in millions)

Finished products	$550	$665
Goods in process	773	614
Raw materials and supplies	294	326

Total inventories	$1,617	$1,605

11.	Other Intangible Assets

The components of other intangible assets, net are as follows:

	June 30, 2006			December 31, 2005
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
	(Dollars in millions)

Patents and licenses	$579	$350	$229	$579	$329	$250
Trademarks and other	166	54	112	166	51	115

Total other intangible assets	$745	$404	$341	$745	$380	$365

These intangible assets are amortized on the straight-line method over their respective useful lives. The residual value of intangible assets is estimated to be zero. Amortization expense for the three and six months ended June 30, 2006 was $13 million and $24 million, respectively, and $14 million and $25 million for the three and six months ended June 30, 2005, respectively. Annual amortization expenses related to these intangible assets for the years 2007 to 2012 is expected to be approximately $50 million.

12.	Short-Term Borrowings

Short-term borrowings primarily consist of bank loans and commercial paper. Short-term borrowings at June 30, 2006 and December 31, 2005 totaled $430 million and $1.3 billion, respectively.

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

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Net sales by segment:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in millions)

Prescription Pharmaceuticals	$2,230	$1,975	$4,263	$3,820
Consumer Health Care	349	330	659	660
Animal Health	239	227	447	420

Consolidated net sales	$2,818	$2,532	$5,369	$4,900

Profit by segment:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in millions)

Prescription Pharmaceuticals	$371	$254	$720	$414
Consumer Health Care	67	64	162	170
Animal Health	40	39	70	56
Corporate and other, including net interest income of $24 and $46, respectively, in 2006, and net interest expense of $0 and $12, respectively, in 2005	(133)	(331)	(172)	(424)

Income before income taxes	$345	$26	$780	$216

Schering-Plough’s net sales do not include sales of VYTORIN and ZETIA that are marketed in the partnership with Merck, as the Company accounts for this joint venture under the equity method of accounting (see Note 3, “Equity Income From Cholesterol Joint Venture,” for additional information). The Prescription Pharmaceuticals segment includes equity income from the cholesterol joint venture.

“Corporate and other” includes interest income and expense, foreign exchange gains and losses, headquarters expenses, special charges and other miscellaneous items. The accounting policies used for segment reporting are the same as those described in Note 1, “Summary of Significant Accounting Policies,” in the Company’s 2005 10-K.

For the three and six months ended June 30, 2006, “Corporate and other” included special charges of $80 million related to the changes to the Company’s manufacturing operations in the U.S. and Puerto Rico announced in June 2006, all of which related to the Prescription Pharmaceuticals segment (see Note 2, “Special Charges and Manufacturing Streamlining,” for additional information).

For the three and six months ended June 30, 2005, “Corporate and other” included special charges of $259 million and $286 million, respectively, primarily related to an increase in litigation reserves for the Massachusetts investigation (see Note 15, “Legal, Environmental and Regulatory Matters,” for additional information) with the majority of the remaining amount related to charges as a result of the consolidation of the Company’s U.S. biotechnology organizations. It is estimated that special charges of $259 million for the three months ended June 30, 2005 related to the Prescription Pharmaceuticals segment. Special charges for the six months ended June 30, 2005 is estimated to be as follows: Prescription Pharmaceuticals — $282 million, Consumer Health Care — $2 million, Animal Health — $1 million and Corporate and other — $1 million.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Sales of products comprising 10 percent or more of the Company’s U.S. or international sales for the three and six months ended June 30, 2006, were as follows:

	Three Months		Six Months
	Ended		Ended
	June 30, 2006		June 30, 2006
	Amount	Percentage	Amount	Percentage
	(Dollars in	(%)	(Dollars in	(%)
	millions)		millions)

U.S
NASONEX	$144	13	$288	14
OTC CLARITIN	106	10	211	10
International
REMICADE	307	18	585	18
PEG-INTRON	169	10	323	10

The Company does not disaggregate assets on a segment basis for internal management reporting and, therefore, such information is not presented.

14.	Consent Decree

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

Except for the matters discussed in the remainder of this Note, the recorded liabilities for contingencies at June 30, 2006, and the related expenses incurred during the three and six months ended June 30, 2006, were not material. In the opinion of management, based on the advice of legal counsel, the ultimate outcome of these matters, except matters discussed in the remainder of this Note, will not have a material impact on the Company’s results of operations, cash flows or financial condition.

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

Antitrust Matters

K-DUR.  Schering-Plough had settled patent litigation with Upsher-Smith and Lederle, which had related to generic versions of K-DUR for which Lederle and Upsher Smith had filed Abbreviated New Drug Applications (ANDAs). On April 2, 2001, the FTC started an administrative proceeding against Schering-Plough, Upsher-Smith and Lederle alleging anti-competitive effects from those settlements. The administrative

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

law judge issued a decision that the patent litigation settlements complied with the law in all respects and dismissed all claims against the Company. The FTC Staff appealed that decision to the full Commission. The full Commission reversed the decision of the administrative law judge ruling that the settlements did violate the antitrust laws. The full Commission issued a cease and desist order imposing various injunctive restraints. The federal court of appeals set aside the Commission ruling and vacated the cease and desist order. On August 29, 2005, the FTC filed a petition seeking a hearing by the U.S. Supreme Court. The Supreme Court denied the petition on June 26, 2006.

Pending Administrative Obligations

In connection with the settlement of an investigation with the U.S. Department of Justice and the U.S. Attorney’s Office for the Eastern District of Pennsylvania, the Company entered into a five-year corporate integrity agreement (CIA). As disclosed in Note 14, “Consent Decree,” the Company is subject to obligations under a Consent Decree with the FDA. Failure to comply with the obligations under the CIA or the Consent Decree can result in financial penalties.

Other Matters

Biopharma Contract Dispute.  Biopharma S.r.l. filed a claim in the Civil Court of Rome on July 21, 2004 (docket No. 57397/2004, 9th Chamber) against certain Schering-Plough subsidiaries. The Complaint alleges that the Company did not fulfill its duties under distribution and supply agreements between Biopharma and a Schering-Plough subsidiary for distribution by Schering-Plough of generic products manufactured by Biopharma to hospitals and to pharmacists in France. This matter was settled with no material impact on the Company’s financial statements and the claim was withdrawn on July 19, 2006.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Schering-Plough Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Schering-Plough Corporation and subsidiaries (the “Corporation”) as of June 30, 2006, and the related statements of condensed consolidated operations for the three and six-month periods ended June 30, 2006 and 2005, and the statements of condensed consolidated cash flows for the six-month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Schering-Plough Corporation and subsidiaries as of December 31, 2005, and the related statements of consolidated operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 4 to the condensed consolidated financial statements, effective January 1, 2006, the Corporation adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment”.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
July 28, 2006

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

The Company’s financial situation continues to improve, as discussed below. The Company’s cholesterol franchise products, VYTORIN and ZETIA, are the primary drivers of this improvement. ZETIA is the Company’s novel cholesterol absorption inhibitor. VYTORIN is the combination of ZETIA and Zocor, Merck & Co., Inc.’s (Merck) statin medication. These two products have been launched through a joint venture between the Company and Merck. ZETIA (ezetimibe), marketed in Europe as EZETROL, is marketed for use either by itself or together with statins for the treatment of elevated cholesterol levels. VYTORIN (ezetimibe/simvastatin), marketed as INEGY internationally, has been launched in more than 35 countries and ZETIA/EZETROL in more than 80 countries.

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

The cholesterol-reduction market is the single largest pharmaceutical category in the world. VYTORIN and ZETIA are competing in this market, and on a combined basis, these products have continued to grow in terms of market share during 2006. As a franchise, the two products together have captured more than 15 percent of both new and total prescriptions in the U.S. cholesterol management market (based on June 2006 IMS data). The Company believes that total prescription data is a better measure of market share during this period of generic introductions.

During 2005 and 2006, the Company’s results of operations and cash flows have been driven significantly by the performance of VYTORIN and ZETIA. As a result, the Company’s ability to generate profits is predominantly dependent upon the performance of the VYTORIN and ZETIA cholesterol franchise, which dependence is expected to continue for some time. For the three and six months ended June 30, 2006, equity income from the cholesterol joint venture was $355 million and $666 million, respectively, and net income available to common shareholders was $237 million and $587 million, respectively. Additional information regarding the joint venture with Merck is also included in Note 3, “Equity Income from Cholesterol Joint Venture,” in this 10-Q. Although it is expected that operating cash flow and existing cash and short-term investments will fund the Company’s operations for the intermediate term, as discussed in more detail below, future cash flows are also dependent upon the performance of VYTORIN and ZETIA. The Company must generate profits and cash flows to maintain and enhance its infrastructure and business as discussed above.

Sales of VYTORIN and ZETIA may be impacted by the introduction of new innovative competing treatments and generic versions of existing products. Currently, the U.S. cholesterol lowering market is adjusting to the entry into the market of generic forms of Zocor and generic forms of Pravachol. The Company cannot reasonably predict what effect the introduction of generic forms of cholesterol management products may have on VYTORIN and ZETIA, although the decisions of government entities, managed care groups and other groups concerning formularies and reimbursement policies could potentially negatively impact the dollar size and/or growth of the cholesterol management market, including VYTORIN and ZETIA. A material change in the sales or market share of VYTORIN and ZETIA would have a significant impact on the Company’s operations and cash flow.

REMICADE is prescribed for the treatment of immune-mediated inflammatory disorders such as rheumatoid arthritis, early rheumatoid arthritis, psoriatic arthritis, Crohn’s disease, ankylosing spondylitis, plaque psoriasis and ulcerative colitis. REMICADE is the Company’s second largest marketed pharmaceutical product line (after the cholesterol franchise). This product is licensed from and manufactured by Centocor, Inc., a Johnson & Johnson company. The Company has the exclusive marketing rights to this product outside of the U.S., Japan, and certain Asian markets. During 2005, the Company exercised an option under its contract with Centocor for license rights to develop and commercialize golimumab, a fully human monoclonal antibody, in the same territories as REMICADE. Golimumab is currently in Phase III trials. Centocor believes these rights to golimumab expire in 2014, while the Company believes these rights extend beyond 2014. The parties are working together to move forward with their collaboration on golimumab, and steps are being taken to resolve the difference of opinion as to the expiration date.

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

Current State of the Business

Net sales in the second quarter of 2006 were $2.8 billion or 11 percent higher than the second quarter of 2005. As discussed below, the sales increase was driven primarily by the growth of REMICADE, NASONEX, and PEG-INTRON. The sales growth included a 1 percent unfavorable impact from foreign exchange.

The Company had net income available to common shareholders of $237 million and $587 million, respectively, for the three and six months ended June 30, 2006 as compared to a net loss of $70 million in the second quarter of 2005 and net income of $35 million for the first six months of 2005. The net income available to common shareholders for the three and six months ended June 30, 2006 included charges totaling $138 million related to actions to streamline the Company’s manufacturing operations. The six months ended June 30, 2006 included an income item of $22 million resulting from the cumulative effect of a change in accounting principle, net of tax, related to the implementation of SFAS 123R related to stock-based compensation. For the three and six months ended June 30, 2005, net income available to common shareholders included special charges of $259 million (see Note 2, “Special Charges and Manufacturing Streamlining,” for additional information).

Many of the Company’s manufacturing sites operate below capacity. The Company’s manufacturing sites subject to the Consent Decree remained open while the Company was performing its revalidation and cGMP Work Plan obligations under decree. However, the Consent Decree work placed significant additional controls on production and release of products from these sites, which increased costs and slowed production and led to a reduction in the product mix at the sites. Further, the Company’s research and development operations were negatively impacted by the Consent Decree because these operations share common facilities with the manufacturing operations. Although certain costs, such as those associated with third party certifications, are decreasing as the Company goes through the process of certifying the Work Plan, other financial impacts will continue, such as the costs of the new processes that will continue to be used and the reduced product mix and volumes at the sites.

Pursuant to the Company’s continuing work to enhance long-term competitiveness, on June 1, 2006, the Company announced plans to close manufacturing facilities in Manati, Puerto Rico and additional changes to its manufacturing operations in Puerto Rico and New Jersey that will streamline its global supply chain (see Note 2, “Special Charges and Manufacturing Streamlining,” and Discussion of Operating Results for additional information).

The Company continually reviews the business, including manufacturing operations, to identify actions that will enhance long-term competitiveness. However, the Company’s manufacturing cost base is relatively fixed, and actions to significantly reduce the Company’s manufacturing infrastructure involve complex issues. As a result, shifting products between manufacturing plants can take many years due to construction and regulatory requirements, including revalidation and registration requirements. The Company continues to review the carrying value of manufacturing assets for indications of impairment. Future events and decisions may lead to additional asset impairments or related costs.

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

Consolidated net sales for the three months ended June 30, 2006 totaled $2.8 billion, an increase of $286 million or 11 percent compared with the same period in 2005. For the six months ended June 30, 2006, consolidated net sales totaled $5.4 billion, an increase of $469 million or 10 percent as compared to the same period in 2005. Consolidated net sales for the three and six months ended June 30, 2006 reflected higher volumes tempered by an unfavorable impact from foreign exchange of 1 percent and 3 percent, respectively.

Net sales for the three and six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Increase			Increase
	2006	2005	(Decrease)	2006	2005	(Decrease)
	(Dollars in millions)		(%)	(Dollars in millions)		(%)

PRESCRIPTION PHARMACEUTICALS	$2,230	$1,975	13	$4,263	$3,820	12
REMICADE	307	234	31	585	454	29
NASONEX	242	199	21	471	382	23
PEG-INTRON	226	182	25	423	352	20
CLARINEX/AERIUS	226	207	10	386	351	10
TEMODAR	171	145	18	334	276	21
CLARITIN Rx	104	100	4	205	211	(3)
REBETOL	86	91	(5)	164	155	6
INTEGRILIN	82	82	—	162	158	3
INTRON A	64	75	(15)	124	148	(17)
AVELOX	58	46	26	138	119	17
CAELYX	53	46	15	104	89	16
SUBUTEX	53	53	—	101	104	(3)
ELOCON	38	38	—	72	79	(9)
CIPRO	34	36	(6)	58	72	(19)
Other Pharmaceutical	486	441	10	936	870	8
CONSUMER HEALTH CARE	349	330	5	659	660	—
OTC(a)	149	162	(8)	302	324	(7)
Sun Care	104	79	31	178	163	10
Foot Care	96	89	7	179	173	3
ANIMAL HEALTH	239	227	6	447	420	7

CONSOLIDATED NET SALES	$2,818	$2,532	11	$5,369	$4,900	10

(a)	Includes OTC CLARITIN net sales of $111 million and $133 million in the second quarter of 2006 and 2005, respectively, and $222 million and $248 million for the first six months of 2006 and 2005, respectively.

International net sales of REMICADE, for the treatment of immune-mediated inflammatory disorders such as rheumatoid arthritis, early rheumatoid arthritis, psoriatic arthritis, Crohn’s disease, ankylosing spondylitis, plaque psoriasis and ulcerative colitis, were up $73 million or 31 percent to $307 million in the second quarter of 2006, and $131 million or 29 percent to $585 million for the first six months of 2006, as compared to the same periods in 2005, primarily due to expanded indications and continued market growth. In January 2006, REMICADE was approved for the additional indication of ulcerative colitis in Europe. During 2006, competitive products for the indications referred to above will be introduced.

Global net sales of NASONEX nasal spray, a once-daily corticosteroid nasal spray for allergies, rose 21 percent to $242 million in the second quarter and 23 percent to $471 million for the first six months of

2006. Second quarter U.S. sales climbed 25 percent to $144 million and international sales climbed 16 percent to $98 million, as the product captured greater market share versus the 2005 periods. A generic form of Flonase (fluticasone propionate) was approved in 2006 and may unfavorably impact the corticosteroid nasal spray market.

Global net sales of PEG-INTRON powder for injection, a pegylated interferon product for treating hepatitis C, increased 25 percent to $226 million in the second quarter and 20 percent to $423 million in the first six months of 2006 versus the 2005 periods, driven primarily by growth in Japan. The growth in Japan was due to continued enrollment of new hepatitis C patients. PEG-INTRON sales in Japan are expected to decline in the second half of 2006 as new patient enrollment moderates.

Global net sales of CLARINEX (marketed as AERIUS in many countries outside the U.S.), for the treatment of seasonal outdoor allergies and year-round indoor allergies, increased 10 percent to $226 million in the second quarter, and 10 percent to $386 million in the first six months of 2006, as compared to the same periods in 2005. Sales outside the U.S. rose 11 percent to $129 million in the second quarter and 13 percent to $219 million in the first six months of 2006, as compared to 2005 periods, due to increased demand.

Global net sales of TEMODAR capsules, a treatment for certain types of brain tumors, increased $26 million or 18 percent to $171 million in the second quarter and $58 million or 21 percent to $334 million in the first six months of 2006 versus 2005 periods due to increased utilization for treating newly diagnosed glioblastoma multiforme (GBM), which is the most prevalent form of brain cancer. This indication was granted U.S. FDA approval in March 2005. In June 2005, TEMODAR received approval from the European Commission for use in combination with radiotherapy for GBM patients in twenty-five member states as well as in Iceland and Norway. The growth rates for TEMODAR may moderate going forward, as significant market penetration has already been achieved in the treatment of GBM, especially in the U.S. In Japan, TEMODAR has been granted approval to treat malignant glioma.

International net sales of prescription CLARITIN increased 4 percent to $104 million in the second quarter resulting in a net decrease of 3 percent to $205 million in the first six months of 2006, as compared to the same periods in 2005. Sales in 2005 reflected an unusually severe allergy season in Japan.

Global net sales of REBETOL capsules, for use in combination with INTRON A or PEG-INTRON for treating hepatitis C, decreased 5 percent to $86 million in the second quarter of 2006 as compared to the first quarter of 2005. Net sales of this product increased 6 percent to $164 million in the first six months of 2006, as compared to the same period in 2005. The decrease in sales in the second quarter of 2006 was due to lower sales in Europe partially offset by higher sales in Japan as this product is utilized in combination therapy with PEG-INTRON. Sales of REBETOL in Japan are expected to be lower in the second half of 2006 due to the moderation of hepatitis C patient enrollments in Japan. Sales of REBETOL going forward will continue to be impacted by government mandated price reductions in Japan.

Global net sales of INTEGRILIN injection, a glycoprotein platelet aggregation inhibitor for the treatment of patients with acute coronary syndrome, which is sold primarily in the U.S. by Schering-Plough, were flat at $82 million in the second quarter of 2006 and increased 3 percent to $162 million for the first six months of 2006, due in part to favorable trade inventory comparisons.

Global net sales of INTRON A injection, for chronic hepatitis B and C and other antiviral and anticancer indications, decreased 15 percent to $64 million in the second quarter and 17 percent to $124 million in the first six months of 2006, as compared to the same periods in 2005, due primarily to the conversion to PEG-INTRON in Japan.

Net sales of AVELOX, a fluoroquinolone antibiotic for the treatment of certain respiratory and skin infections, sold in the U.S. by Schering-Plough as a result of the Company’s license agreement with Bayer, increased $12 million or 26 percent to $58 million in the second quarter and $19 million or 17 percent to $138 million in the first six months of 2006, as compared to the 2005 periods, due to market share growth and new indications.

International sales of CAELYX, for the treatment of ovarian cancer, metastatic breast cancer and Kaposi’s sarcoma, increased 15 percent to $53 million in the second quarter and 16 percent to $104 million in the first six months of 2006, as compared to the same periods in 2005, largely as a result of increased use in treating ovarian and breast cancer.

International net sales of SUBUTEX tablets, for the treatment of opiate addiction, were flat at $53 million in the second quarter and decreased 3 percent to $101 million in the first six months of 2006, as compared to the same periods in 2005, due to an unfavorable impact from foreign exchange and the initiation of generic competition.

Global net sales of ELOCON cream, a medium-potency topical steroid, were flat at $38 million in the second quarter and decreased 9 percent to $72 million in the first six months of 2006, as compared to the same periods in 2005, reflecting generic competition introduced in the U.S. during the first quarter of 2005. Generic competition is expected to continue to adversely affect sales of this product.

Net sales of CIPRO, a fluoroquinolone antibiotic for the treatment of certain respiratory, skin, urinary tract and other infections, sold in the U.S. by Schering-Plough as a result of the Company’s license agreement with Bayer, decreased 6 percent to $34 million in the second quarter and 19 percent to $58 million in the first six months of 2006, as compared to the same periods in 2005, due to market share erosion from branded and generic competition.

Other pharmaceutical net sales include a large number of lower sales volume prescription pharmaceutical products. Several of these products are sold in limited markets outside the U.S., and many are multiple source products no longer protected by patents. These products include treatments for respiratory, cardiovascular, dermatological, infectious, oncological and other diseases.

Global net sales of Consumer Health Care products, which include OTC, foot care and sun care products, increased $19 million or 5 percent to $349 million in the second quarter and were flat at $659 million in the first six months of 2006, as compared to the same periods in 2005. Sales of sun care products grew 31 percent to $104 million in the second quarter and were up 10 percent to $178 million for the first six months of 2006 primarily due to timing of shipments. Sales of OTC CLARITIN were $111 million and $222 million in the second quarter and the first six months of 2006, respectively, down $22 million and $26 million, respectively, from the same periods in 2005, reflecting the continued adverse impact on retail sales of CLARITIN-D due to restrictions on the retail sale of OTC products containing pseudoephedrine (PSE). Sales of CLARITIN-D may continue to be adversely affected by both recent and future restrictions on the retail sale of such products. In addition, OTC CLARITIN continues to face competition from private label and branded loratadine.

The Company sells numerous non-prescription upper respiratory products which contain PSE, an FDA-approved ingredient for the relief of nasal congestion. The Company’s annual North American sales of non-prescription upper respiratory products that contain PSE totaled approximately $277 million in 2005 and $58 million and $124 million for the three and six months ended June 30, 2006, respectively, down 30 percent in the second quarter and 24 percent for the first six months of 2006, as compared to $83 million and $163 million, respectively, for the same periods in 2005. These products include all CLARITIN-D products as well as some DRIXORAL, CORICIDIN and CHLOR-TRIMETON products. The Company understands that PSE has been used in the illicit manufacture of methamphetamine, a dangerous and addictive drug. For some time, many states, Canada and Mexico have enacted regulations concerning the non-prescription sale of products containing PSE. In March 2006, the U.S. federal government enacted the Combat Meth Epidemic Act that requires retailers to place non-prescription PSE containing products behind the counter or away from customers’ direct access and places other administrative restrictions on the purchase of these products. Depending on the manner in which the law is implemented by retailers, sales and the level of returns of these products may be unfavorably impacted. The Company continues to monitor developments in this area and is working to mitigate further negative impact on operations or financial results. These regulations do not relate to the sale of prescription products, such as CLARINEX-D products, that contain PSE.

Global net sales of Animal Health products increased 6 percent in the second quarter of 2006 to $239 million and 7 percent to $447 million in the first six months of 2006, as compared to the same periods in 2005. The increased sales reflected growth of core brands across most geographic and species areas, led by higher sales of companion animal products. The sales growth was tempered by an unfavorable impact from foreign exchange of 1 percent in the second quarter and 3 percent in the first six months of 2006.

Costs, Expenses and Equity Income

A summary of costs, expenses and equity income for the three and six months ended June 30, 2006 and 2005 is as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Increase			Increase
	2006	2005	(Decrease)	2006	2005	(Decrease)
	(Dollars in millions)%			(Dollars in millions)%

Cost of sales	$1,004	$867	16	$1,897	$1,756	8
Selling, general and administrative (SG&A)	1,224	1,116	10	2,310	2,197	5
Research and development (R&D)	539	442	22	1,020	825	24
Other (income)/expense, net	(19)	(8)	N/M	(52)	9	N/M
Special charges	80	259	(69)	80	286	(72)
Equity income from cholesterol joint venture	(355)	(170)	109	(666)	(389)	71

N/M — Not a meaningful percentage.

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

Gross Margin

Gross margin for the three months ended June 30, 2006 was 64.4 percent as compared to 65.8 percent in the second quarter of 2005, reflecting the negative impact of $58 million of costs associated with manufacturing changes included in Cost of sales (see Note 2, “Special Charges and Manufacturing Streamlining,” for additional information). Gross margin for the first six months of 2006 was 64.7 percent as compared to 64.2 percent in the same period in 2005. This increase in gross margin was primarily due to increased sales of higher margin products and supply chain efficiency improvements, partly offset by the costs associated with the manufacturing changes and royalties for INTEGRILIN. The restructuring of the INTEGRILIN agreement has substantially offsetting effects, generally increasing cost of sales due to increased royalties offset by reduced selling, general and administrative expenses.

Selling, General and Administrative

Selling, general and administrative expenses (SG&A) were $1.2 billion in the second quarter of 2006 and $2.3 billion in the first six months of 2006, or an increase of 10 percent in the second quarter and 5 percent for the first six months of 2006, as compared to $1.1 billion and $2.2 billion, respectively, in the prior year periods. SG&A in the first six months of 2006 reflected higher promotional spending, ongoing investments in emerging markets and support for market introductions of ZETIA and VYTORIN tempered by the restructured INTEGRILIN agreement.

Research and Development

Research and development (R&D) spending increased 22 percent to $539 million in the second quarter and 24 percent to $1 billion for the first six months of 2006 as compared to the same periods in 2005. The increase was primarily due to increased R&D headcount and higher costs associated with clinical trials. Generally, changes in R&D spending reflect fluctuations due to the timing of internal research efforts and research collaborations with various partners to discover and develop a steady flow of innovative products.

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

As a result, the Company expects R&D spending to increase as compared to prior years reflecting the progression of the Company’s early-stage pipeline and increased clinical trial activity. To maximize the Company’s chances for the successful development of new products, the Company began a Development Excellence initiative in 2005 to build talent and critical mass, create a uniform level of excellence and deliver on high-priority programs within R&D. In 2006, the Company began a Global Clinical Harmonization Program to maximize and globalize the quality of clinical trial execution and pharmacovigilance processes.

Other (Income)/Expense, Net

The Company had $19 million and $52 million of other income, net, in the second quarter and the first six months of 2006, respectively, as compared to $8 million of other income, net, in the second quarter and $9 million of other expense, net, in the first six months of 2005, due primarily to higher interest rates earned in 2006 on cash equivalents and short-term investments.

Special Charges and Manufacturing Streamlining

On June 1, 2006, the Company announced changes to its manufacturing operations in Puerto Rico and New Jersey that will streamline its global supply chain and further enhance the Company’s long-term competitiveness. The Company’s manufacturing operations in Manati, Puerto Rico, will be phased out during 2006 and additional workforce reductions in Las Piedras, Puerto Rico, and New Jersey will take place. In total, the actions taken will result in the elimination of approximately 1,100 positions. Approximately 500 positions were eliminated in the second quarter with the majority of the remaining positions expected to be eliminated by year-end 2006. Total expenses associated with these actions are expected to be in the range of $250 million to $260 million. The Company expects these actions to result in annual savings of approximately $100 million in 2007 and thereafter.

Special Charges

Special charges for the three and six months ended June 30, 2006 totaled $80 million related to the changes in the Company’s manufacturing operations consisting of $25 million of severance and $55 million of fixed asset impairments.

Special charges for the three months ended June 30, 2005 totaled $259 million primarily related to an increase in litigation reserves for the Massachusetts investigation of $250 million with the majority of the remaining amount related to charges as a result of the consolidation of the Company’s U.S. biotechnology organizations. Additional information regarding litigation reserves is also included in Note 15 “Legal, Environmental and Regulatory Matters” in this 10-Q. Special charges for the six months ended June 30, 2005 totaled $286 million.

Cost of Sales

Included in cost of sales for the three and six months ended June 30, 2006 is $13 million of accelerated depreciation and $45 million of inventory write-offs related to the announced closure of the Company’s manufacturing facilities in Manati, Puerto Rico.

The following table summarizes the activities in the accounts reflected in the Condensed Consolidated Financial Statements for the special charges and manufacturing streamlining for the three and six months ended June 30, 2006:

	Charges					Accrued
	Included in	Special	Total	Cash	Non-Cash	Liability at
	Cost of Sales	Charges	Charges	Payments	Charges	June 30, 2006
	(Dollars in millions)

Severance	$—	$25	$25	$(6)	$—	$19
Asset impairments	—	55	55	—	(55)	—
Accelerated depreciation	13	—	13	—	(13)	—
Inventory write-offs	45	—	45	—	(45)	—

Total	$58	$80	$138	$(6)	$(113)	$19

The Company anticipates to incur from $110 million to $120 million of additional charges related to the announced changes in the Company’s manufacturing operations. Substantially all of these additional charges will be incurred during 2006. Special charges are anticipated to be in the range of $30 million to $40 million, consisting primarily of severance. Accelerated depreciation of approximately $80 million, related to the phase-out of the remaining manufacturing operations in Manati, will be charged to Cost of sales.

Equity Income from Cholesterol Joint Venture

Global cholesterol franchise sales, which include sales made by the Company and the cholesterol joint venture with Merck of VYTORIN and ZETIA, totaled $965 million and $1.8 billion during the three and six months ended June 30, 2006, respectively, as compared to $518 million and $1.0 billion for the three and six months ended June 30, 2005, respectively. As a franchise, the two products together have captured more than 15 percent of both new and total prescriptions in the U.S. cholesterol management market (based on June 2006 IMS data). The Company believes that total prescription data is a better measure of market share during this period of generic introductions. VYTORIN has been launched in more than 35 countries, including the U.S. in August 2004. ZETIA has been launched in more than 80 countries.

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

Equity income from cholesterol joint venture totaled $355 million and $666 million in the second quarter and the first six months of 2006, respectively, as compared to $170 million and $389 million, respectively, for the same periods in 2005. The increase in equity income reflected the strong sales performance for VYTORIN and ZETIA during the three and six months ended June 30, 2006. The three-month period ended June 30, 2006 was also favorably impacted by a modest increase in U.S. trade inventory buying patterns during 2006.

During the first six months of 2005 the Company recognized a milestone of $20 million for financial reporting purposes, of which $6 million was recognized in the second quarter of 2005. This milestone related to certain European approvals of VYTORIN (ezetimibe/simvastatin) in the first quarter of 2005. This amount is included in equity income.

Under certain other conditions, as specified in the joint venture agreements with Merck, the Company could earn additional milestones totaling $105 million.

In addition to the milestone recognized in the first six months of 2005, the Company’s equity income in the first six months of 2006 and 2005 was favorably impacted by the proportionally greater share of income allocated from the joint venture on the first $300 million of annual ZETIA sales.

It should be noted that the Company incurs substantial selling, general and administrative and other costs, which are not reflected in equity income from the cholesterol joint venture and instead are included in the overall cost structure of the Company.

Provision for Income Taxes

Tax expense was $86 million and $172 million for the three and six months ended June 30, 2006, respectively. Tax expense for the three and six months ended June 30, 2005 was $74 million and $138 million, respectively. The income tax expense primarily related to foreign taxes and does not include any benefit related to U.S. Net Operating Losses (U.S. NOLs). The Company maintains a valuation allowance on its net U.S. deferred tax assets, including the benefit of U.S. NOLs, as management cannot conclude that it is more likely than not that the benefit of U.S. net deferred tax assets can be realized.

At December 31, 2005, the Company had approximately $1.5 billion of U.S. NOLs. The Company generated an additional U.S. NOL during the six months ended June 30, 2006.

Net Income Available to Common Shareholders

Net income available to common shareholders includes the deduction of preferred stock dividends of $22 million in each three-month period of 2006 and 2005. The preferred stock dividends related to the issuance of the 6 percent Mandatory Convertible Preferred Stock in August 2004. In addition, net income available to common shareholders for the three and six months ended June 30, 2006 included charges totaling $138 million related to actions to streamline the Company’s manufacturing operations. The six months ended June 30, 2006 included an income item of $22 million resulting from the cumulative effect of a change in accounting principle, net of tax, related to the implementation of SFAS 123R related to stock-based compensation. For the three and six months ended June 30, 2005, net income available to common shareholders included special charges of $259 million (see Note 2, “Special Charges and Manufacturing Streamlining,” for additional information).

LIQUIDITY AND FINANCIAL RESOURCES

Discussion of Cash Flow

	Six Months Ended
	June 30,
	2006	2005
	(Dollars in millions)

Cash flow from operating activities	$810	$495
Cash flow from investing activities	(2,709)	32
Cash flow from financing activities	(1,022)	(1,366)

Net cash provided by operating activities for the first six months of 2006 was $810 million, an increase of $315 million, as compared with $495 million in the same period of 2005. The increase primarily resulted from higher net income after considering the non-cash portion of special charges in both periods and stock-based compensation activity during 2006. This increase was partially offset by increased working capital requirements during the first six months of 2006 due to timing of cash payments. Future payments regarding previously disclosed litigation and investigations and pension plan contributions will likely increase cash needs.

Net cash used for investing activities during the first six months of 2006 was $2.7 billion primarily related to the net purchase of short-term investments of $2.5 billion and $192 million of capital expenditures. Net cash provided by investing activities for the six months of 2005 was $32 million primarily related to net reductions in short-term investments of $194 million and proceeds from sales of property and equipment of $38 million offset by $187 million of capital expenditures.

Net cash used for financing activities in the first six months of 2006 and 2005 was $1.0 billion and $1.4 billion, respectively. Uses of cash for financing activities for the six months ended June 30, 2006 and 2005 included the payment of dividends on common and preferred shares of $205 million in each period, and the repayment of short-term borrowings of $849 million and $1.2 billion, respectively.

As the Company’s financial situation continues to improve, the Company is moving forward with additional investments to enhance its infrastructure and business. This includes expected capital expenditures of approximately $300 million over the next several years for a pharmaceutical sciences center. The center will allow the Company to streamline and integrate the Company’s drug development process, where products are moved from the drug discovery pipeline to market. There will be additional related expenditures to upgrade equipment and staffing for the center.

Total cash, cash equivalents and short-term investments less total debt was approximately $2.3 billion at June 30, 2006. Cash generated from operations and available cash and short-term investments are expected to provide the Company with the ability to fund cash needs for the intermediate term.

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

The Company has a $1.5 billion credit facility with a syndicate of banks. This facility matures in May 2009 and requires the Company to maintain a total debt to total capital ratio of no more than 60 percent. This credit line is available for general corporate purposes and is considered as support to the Company’s commercial paper borrowings. Borrowings under this credit facility may be drawn by the U.S. parent company or by its wholly-owned international subsidiaries when accompanied by a parent guarantee. This facility does not require compensating balances, however, a nominal commitment fee is paid. As of June 30, 2006, no borrowings were outstanding under this facility.

In addition to the above credit facility, the Company entered into a $575 million credit facility during the fourth quarter of 2005, all of which was drawn at December 31, 2005 by a wholly-owned international subsidiary to fund repatriations under the American Jobs Creation Act of 2004 (AJCA). This credit facility requires the Company to maintain a total debt to total capital ratio of no more than 60 percent. These borrowings are payable no later than November 4, 2008. Any funds borrowed under this facility which are subsequently repaid may not be re-borrowed. As of June 30, 2006, the outstanding balance under this facility was $200 million.

All credit facility borrowings have been classified as short-term borrowings as the Company intends to repay these amounts during 2006.

At June 30, 2006 and December 31, 2005, short-term borrowings, including the amount borrowed under the credit facilities mentioned above, totaled $430 million and $1.3 billion, respectively, including outstanding commercial paper of $148 million and $298 million, respectively. The short-term credit ratings discussed below have not significantly affected the Company’s ability to issue or rollover its outstanding commercial paper borrowings at this time. However, the Company believes the ability of commercial paper issuers, such as the Company, with one or more short-term credit ratings of P-2 from Moody’s, A-2 from S&P and/or F2 from Fitch to issue or rollover outstanding commercial paper can, at times, be less than that of companies with higher short-term credit ratings. In addition, the total amount of commercial paper capacity available to these issuers is typically less than that of higher-rated companies. The Company’s sizable lines of credit with commercial banks as well as cash and short-term investments held by U.S. and international subsidiaries serve as alternative sources of liquidity and to support its commercial paper program.

The Company’s current unsecured senior credit ratings and outlook are as follows:

Senior Unsecured Credit Ratings	Long-Term	Short-Term	Outlook

Moody’s Investors Service	Baa1	P-2	Stable
Standard and Poor’s	A-	A-2	Stable
Fitch Ratings	A-	F-2	Stable

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

  6 Percent Mandatory Convertible Preferred Stock

In August 2004 the Company issued 28,750,000 shares of 6 percent mandatory convertible preferred stock with a face value of $1.44 billion. The preferred stock will automatically convert into between 2.2451 and 2.7840 common shares of the Company depending on the average closing price of the Company’s common shares over a period immediately preceding the mandatory conversion date of September 14, 2007, as defined in the prospectus. This preferred stock is described in more detail in Note 14, “Shareholders’ Equity” under Item 8, Financial Statements and Supplementary Data, in the 2005 10-K.

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

The Company cannot predict what net effect the Medicare prescription drug benefit will have on markets and sales. The new Medicare Drug Benefit (Medicare Part D), which took effect January 1, 2006, offers voluntary prescription drug coverage, subsidized by Medicare, to over 40 million Medicare beneficiaries through competing private prescription drug plans (PDPs) and Medicare Advantage (MA) plans. Many of the Company’s leading drugs are already covered under Medicare Part B (e.g., TEMODAR, INTEGRILIN and INTRON A). Medicare Part B provides payment for physician services which can include prescription drugs administered along with other physician services. The manner in which drugs are reimbursed under Medicare Part B may limit the Company’s ability to offer larger price concessions or make large price increases on these drugs. Other Schering-Plough drugs have a relatively small portion of their sales to the Medicare population (e.g., CLARINEX and the hepatitis C franchise). The Company could experience expanded utilization of VYTORIN and ZETIA and new drugs in the Company’s R&D pipeline. Of greater consequence for the Company may be the legislation’s impact on pricing, rebates and discounts.

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

OUTLOOK

Despite uncertainties about changes that may occur in the cholesterol reduction market as new generic products enter the market, the Company anticipates that sales from the cholesterol joint venture will grow in the second half of 2006.

The financial performance of the Company in the first half of 2006 is expected to be stronger than the second half of 2006.

Certain situations, such as the seasonal pattern of the Company’s business, continued R&D spending to support the Company’s pipeline and the expected unfavorable hepatitis franchise sales comparisons in Japan as new patient enrollments moderate, will have an impact on the second half of 2006.

The Company anticipates that R&D expenses will continue to increase faster than net sales, but will depend on the timing of studies and the success of Phase II trials now underway for the Thrombin Receptor Antagonist, the Hepatitis Protease Inhibitor and the HIV drug, vicriviroc.

As the Company moves forward in the Action Agenda, additional investments are anticipated to enhance the infrastructure in areas such as clinical development, pharmacovigilance and information technology.

Certain factors, including those set forth in Part II, Item 1.A. “Risk Factors,” could cause actual results to differ materially from the forward-looking statements in this section.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.

FIN 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The company is currently evaluating the potential impact of FIN 48 on its financial statements.

CRITICAL ACCOUNTING POLICIES

Refer to “Management’s Discussion and Analysis of Operations and Financial Condition” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 for disclosures regarding the Company’s critical accounting policies.

Rebates, Discounts and Returns

The Company’s rebate accruals for Federal and State governmental programs at June 30, 2006 and 2005 were $299 million and $252 million, respectively. Commercial discounts, returns and other rebate accruals at June 30, 2006 and 2005 were $304 million and $351 million, respectively. These accruals are established in the period the related revenue was recognized resulting in a reduction to sales and the establishment of liabilities, which are included in total current liabilities, or in the case of returns and other receivable adjustments, an allowance provided against accounts receivable.

The following summarizes the activity in the accounts related to accrued rebates, sales returns and discounts for the six months ended June 30, 2006 and 2005:

	For the
	Six Months Ended
	June 30,
	2006	2005

Accrued Rebates/Returns/Discounts, Beginning of Period	$522	$537

Provision for Rebates	260	265
Payments	(213)	(213)

	47	52

Provision for Returns	99	103
Returns	(61)	(94)

	38	9

Provision for Discounts	265	192
Discounts granted	(269)	(187)

	(4)	5

Accrued Rebates/Returns/Discounts, End of Period	$603	$603

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

Actual results may vary materially from the Company’s forward-looking statements and there are no guarantees about the performance of Schering-Plough’s stock or business. Schering-Plough does not assume the obligation to update any forward-looking statement. A number of risks and uncertainties could cause results to differ from forward-looking statements, including market forces, economic factors, product availability, patent and other intellectual property protection, current and future branded, generic or over- the-counter competition, the regulatory process, and any developments following regulatory approval, among other uncertainties. For further details of these and other risks and uncertainties that may impact forward-looking statements, see Schering-Plough’s Securities and Exchange Commission filings, including the risks and uncertainties set forth in Part II, Item 1A, “Risk Factors,” of this 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk primarily from changes in foreign currency exchange rates and, to a lesser extent, from interest rates and equity prices. Refer to “Management’s Discussion and Analysis of Operations and Financial Condition” in the Company’s 2005 10-K for additional information.

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

Material pending legal proceedings involving the Company are described in Item 3. Legal Proceedings of the 2005 10-K. The following discussion is limited to material developments to previously reported proceedings and new legal proceedings, which the Company, or any of its subsidiaries, became a party during the quarter ended June 30, 2006, or subsequent thereto, but before the filing of this report. This section should be read in conjunction with Item 3. Legal Proceedings of the 2005 10-K.

Antitrust Matters

K-DUR.   The FTC had appealed the federal court of appeal’s ruling that settlements relating to Schering-Plough’s patent litigation with Upsher-Smith and Lederle did not violate antitrust laws. On June 26, 2006, the U.S. Supreme Court denied the FTC’s petition for a hearing.

Other Matters

Biopharma Contract Dispute.   Biopharma S.r.l. filed a claim in the Civil Court of Rome on July 21, 2004 against certain Schering-Plough subsidiaries, alleging that the Company did not fulfill its duties under distribution and supply agreements with Biopharma. This matter was settled with no material impact on the Company’s financial statements and the claim was withdrawn on July 19, 2006.

Item 1A.	Risk Factors

The Company’s future operating results and cash flows may differ materially from the results described in this 10-Q due to risks and uncertainties related to the Company’s business, including those discussed below. In addition, these factors represent risks and uncertainties that could cause actual results to differ materially from those implied by forward-looking statements contained in this report.

Key Company products generate a significant amount of the Company’s profits and cash flows, and any events that adversely affect the market for its leading products could have a material and negative impact on results of operations and cash flows.

The Company’s ability to generate profits and operating cash flow is dependent upon the increasing profitability of the Company’s cholesterol franchise, consisting of VYTORIN and ZETIA. In addition, products such as PEG-INTRON, REBETOL, REMICADE, TEMODAR, OTC CLARITIN and NASONEX accounted for a material portion of 2005 revenues. As a result of the Company’s dependence on key products, any events that adversely affect the markets for these products could have a significant impact on results of operations. These events include loss of patent protection, increased costs associated with manufacturing, OTC availability of the Company’s product or a competitive product, the discovery of previously unknown side effects, increased competition from the introduction of new, more effective treatments, and discontinuation or removal from the market of the product for any reason.

More specifically, the profitability of the Company’s cholesterol franchise may be adversely affected by the introduction of generic forms of two competing cholesterol products that lost patent protection in the first half of 2006. In addition, a generic form of Flonase (fluticasone propionate) was approved in 2006 and may unfavorably impact the corticosteroid nasal spray market.

In recent years, the market for PEG-INTRON and REBETOL has been adversely affected. As a result of the introduction of a competitor’s product for pegylated interferon and the introduction of generic ribavirin, the value of PEG-INTRON (pegylated interferon) and REBETOL (ribavirin) combination therapy for hepatitis has been severely diminished and earnings and cash flow have been materially and negatively impacted.

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

Intellectual property protection is an important contributor to the Company’s profitability and as patents covering the Company’s products expire or if they are found to be invalid, generic forms of the Company’s products may be introduced to the market, which may have a material and negative effect on results of operations.

Intellectual property protection is critical to Schering-Plough’s ability to successfully commercialize its products. Upon the expiration or the successful challenge of the Company’s patents covering a product, competitors may introduce generic versions of such products, which may include the Company’s well-established products. Such generic competition could result in the loss of a significant portion of sales or downward pressures on the prices at which the Company offers formerly patented products, particularly in the United States. Patents and patent applications relating to Schering-Plough’s significant products are of material importance to Schering-Plough.

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

There are material pending government investigations against the Company, which could lead to the commencement of civil and/or criminal proceedings involving the imposition of substantial fines, penalties and injunctive or administrative remedies, including exclusion from government reimbursement programs, and which could give rise to other investigations or litigation by government entities or private parties.

The Company cannot predict with certainty the outcome of the pending investigations to which it is subject, any of which may lead to a judgment or settlement involving a significant monetary award or restrictions on its operations.

The pricing, sales and marketing programs and arrangements, and related business practices of the Company and other participants in the health care industry are under increasing scrutiny from federal and state regulatory, investigative, prosecutorial and administrative entities. These entities include the Department of Justice and its U.S. Attorney’s Offices, the Office of Inspector General of the Department of Health and Human Services, the FDA, the Federal Trade Commission and various state Attorneys General offices. Many of the health care laws under which certain of these governmental entities operate, including the federal and state anti-kickback statutes and statutory and common law false claims laws, have been construed broadly by the courts and permit the government entities to exercise significant discretion. In the event that any of those governmental entities believes that wrongdoing has occurred, one or more of them could institute civil or criminal proceedings which, if resolved unfavorably, could subject the Company to substantial fines, penalties and injunctive or administrative remedies, including exclusion from government reimbursement programs. In addition, an adverse outcome to a government investigation could prompt other government entities to commence investigations of the Company, or cause those entities or private parties to bring civil claims against it. The Company also cannot predict whether any investigations will affect its marketing practices or sales. Any such result could have a material adverse impact on the Company’s results of operations, cash flows, financial condition, or its business.

Regardless of the merits or outcomes of these investigations, government investigations are costly, divert management’s attention from the Company’s business and may result in substantial damage to the Company’s reputation. Please refer to Item 3. Legal Proceedings in the Company’s 2005 10-K for descriptions of these pending investigations.

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

Please refer to Item 3. Legal Proceedings in the Company’s 2005 10-K for descriptions of significant pending litigation.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

This table provides information with respect to purchases by the Company of its common shares during the second quarter of 2006.

			Total Number of	Maximum Number
	Total		Shares Purchased as	of Shares that May
	Number of	Average	Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs

April 1, 2006 through April 30, 2006	742	$18.84	N/A	N/A
May 1, 2006 through May 31, 2006	3,654	$19.06	N/A	N/A
June 1, 2006 through June 30, 2006	763	$19.25	N/A	N/A
Total April 1, 2006 through June 30, 2006	5,159	$19.05	N/A	N/A

(1)	All of the shares included in the table above were repurchased pursuant to the Company’s stock incentive program and represent shares delivered to the Company by option holders for payment of the exercise price and tax withholding obligations in connection with stock options and stock awards.

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on May 19, 2006 and shareholders voted on the following matters with the results indicated:

(1) Election of Directors:

Five nominees for director were elected for a one-year term by a vote of shares as follows:

	Shares Voted For*		Shares Withheld
	Number of	Percentage	Number of	Percentage
	Shares	of Votes Cast	Shares	of Votes Cast

Thomas J. Colligan	1,326,011,765	98.31%	22,844,158	1.69%
C. Robert Kidder	1,321,343,755	97.96%	27,512,168	2.04%
Carl E. Mundy	1,316,270,876	97.58%	32,585,047	2.42%
Patricia F. Russo	1,288,468,622	95.52%	60,387,301	4.48%
Arthur F. Weinbach	1,291,116,387	95.72%	57,739,536	4.28%

*	Includes 183,389,211 broker non-votes

The terms of the following directors continued after the meeting: Hans W. Becherer, Fred Hassan, Philip Leder, M.D., Eugene R. McGrath, Kathryn C. Turner, and Robert F.W. van Oordt.

(2) Ratification of Auditors:

The designation by the Audit Committee of Deloitte & Touche LLP to audit the books and accounts of the Company for the year ending December 31, 2006 was ratified with a vote of 1,324,307,573 shares for (including 183,389,211 broker non-votes), 13,693,703 shares against and 10,854,647 abstentions.

(3) Annual Election of Directors:

The amendments to the governing instruments to provide for the annual election of Directors was approved with a vote of 1,321,736,377 shares for, 15,812,784 shares against and 11,306,762 abstentions.

(4) Directors Compensation Plan:

The Directors Compensation Plan was approved with a vote of 1,096,134,536 shares for, 53,295,759 shares against, 16,036,417 abstentions and 183,389,211 broker non-votes.

(5) Stock Incentive Plan:

The 2006 Stock Incentive Plan was approved with a vote of 1,053,731,083 shares for, 97,373,717 shares against, 14,361,912 abstentions and 183,389,211 broker non-votes.

(6) Shareholder Proposal:

A shareholder proposal to amend the certificate of incorporation to add a majority vote standard for the election of directors received a vote of 518,481,905 shares for, 623,442,942 shares against, 23,541,865 abstentions and 183,389,211 broker non-votes.

(7) Shareholder Proposal:

A shareholder proposal to adopt a simple majority vote requirement and make it applicable to the greatest number of governance issues practicable received a vote of 722,407,461 shares for, 426,343,527 shares against, 16,715,724 abstentions and 183,389,211 broker non-votes.

Item 5.	Other Information.

As disclosed in Item 4 above, on May 19, 2006, shareholders approved the Directors Compensation Plan, which covers all compensation to outside Directors (including the issuance of up to 1 million Common Shares), and the 2006 Stock Incentive Plan, which covers equity awards (including the issuance of up to 92 million shares) to officers and other key employees. A description of the material terms and provisions of the Plans were previously reported in the Company’s definitive proxy statement filed on March 22, 2006 and the Plans were included in the proxy statement as Exhibits J and K.

Item 6.	Exhibits

All exhibits are part of Commission File Number 1-6571.

Exhibit
Number		Description	Location

3	(a)	Amended and Restated Certificate of Incorporation of Schering-Plough Corporation.	Attached.
3	(b)	Amended and Restated By-Laws of Schering-Plough Corporation.	Attached.
10	(d)(ii)	Schering-Plough Corporation 2006 Stock Incentive Plan.	Incorporated by reference to Exhibit K to the Company’s 2006 Proxy Statement on Schedule 14A filed with the Commission on March 22, 2006.
10	(h)(ii)	Schering-Plough Corporation Directors Compensation Plan (replaces Exhibits 10(f)(i), 10(h), 10(v) and 10(w) to the Company’s 2005 10-K).	Incorporated by reference to Exhibit J to the Company’s 2006 Proxy Statement on Schedule 14A filed with the Commission on March 22, 2006.
12		Computation of Ratio of Earnings to Fixed Charges.	Attached.
15		Awareness letter.	Attached.
31.1		Sarbanes-Oxley Act of 2002, Section 302 Certification for Chairman of the Board and Chief Executive Officer.	Attached.
31.2		Sarbanes-Oxley Act of 2002, Section 302 Certification for Executive Vice President and Chief Financial Officer.	Attached.
32.1		Sarbanes-Oxley Act of 2002, Section 906 Certification for Chairman of the Board and Chief Executive Officer.	Attached.
32.2		Sarbanes-Oxley Act of 2002, Section 906 Certification for Executive Vice President and Chief Financial Officer.	Attached.

SIGNATURE(S)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHERING-PLOUGH CORPORATION
               (Registrant)

By:	/s/ STEVEN H. KOEHLER
Steven H. Koehler
Vice President and Controller
(Duly Authorized Officer
and Chief Accounting Officer)

Date: July 28, 2006