Form 10-Q
period 2006-09-30
SCHERING PLOUGH CORP
filed 2006-10-27
CIK 310158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period from to

Commission file number 1-6571

SCHERING-PLOUGH CORPORATION
(Exact name of registrant as specified in its charter)

New Jersey	22-1918501
State or other jurisdiction of incorporation or organization	(I.R.S. Employer identification No.)

2000 Galloping Hill Road, Kenilworth, NJ	07033 Zip Code
(Address of principal executive offices)

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

Common Shares Outstanding as of September 30, 2006: 1,482,571,166

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS
SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits
SIGNATURE(S)
EX-10.D.III: SCHERING PLOUGH CORPORATION 2006 STOCK INCENTIVE PLAN
EX-1O.E.XIII: SAVINGS ADVANTAGE PLAN
EX-10.H.III: DIRECTORS COMPENSATION PLAN
EX-10.M.II:OPERATIONS MANAGEMENT TEAM INCENTIVE PLAN
EX-12: COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
EX-15: AWARENESS LETTER
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS
(Unaudited)
(Amounts in millions, except per share figures)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net sales	$2,574	$2,284	$7,944	$7,184

Cost of sales	885	775	2,782	2,531
Selling, general and administrative	1,158	1,064	3,467	3,261
Research and development	536	566	1,557	1,391
Other (income)/expense, net	(37)	—	(89)	9
Special charges	10	6	90	292
Equity income from cholesterol joint venture	(390)	(215)	(1,056)	(605)

Income before income taxes	412	88	1,193	305
Income tax expense	103	23	275	162

Net income before cumulative effect of a change in accounting principle	309	65	918	143
Cumulative effect of a change in accounting principle, net of tax	—	—	22	—

Net income	309	65	940	143

Preferred stock dividends	22	22	65	65

Net income available to common shareholders	$287	$43	$875	$78

Diluted earnings per common share:
Earnings available to common shareholders before cumulative effect of a change in accounting principle	$0.19	$0.03	$0.57	$0.05
Cumulative effect of a change in accounting principle, net of tax	—	—	0.02	—

Diluted earnings per common share	$0.19	$0.03	$0.59	$0.05

Basic earnings per common share:
Earnings available to common shareholders before cumulative effect of a change in accounting principle	$0.19	$0.03	$0.57	$0.05
Cumulative effect of a change in accounting principle, net of tax	—	—	0.02	—

Basic earnings per common share	$0.19	$0.03	$0.59	$0.05

Dividends per common share	$0.055	$0.055	$0.165	$0.165

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
(Unaudited)
(Amounts in millions)

	Nine Months Ended
	September 30,
	2006	2005

Operating Activities:
Net income	$940	$143
Cumulative effect of a change in accounting principle, net of tax	22	—

Net income before cumulative effect of a change in accounting principle, net of tax	918	143
Adjustments to reconcile net income to net cash provided by operating activities:
Payments to U.S. taxing authorities	—	(239)
Non-cash special charges	66	269
Depreciation and amortization	408	362
Accrued share-based compensation	120	—
Changes in assets and liabilities:
Accounts receivable	(188)	(344)
Inventories	(58)	(61)
Prepaid expenses and other assets	(101)	233
Accounts payable and other liabilities	350	183

Net cash provided by operating activities	1,515	546

Investing Activities:
Capital expenditures	(265)	(293)
Dispositions of property and equipment	8	41
Purchases of short-term investments	(4,729)	(1,795)
Reduction of short-term investments	2,573	2,233
Other, net	(1)	(48)

Net cash (used for)/provided by investing activities	(2,414)	138

Financing Activities:
Cash dividends paid to common shareholders	(243)	(243)
Cash dividends paid to preferred shareholders	(65)	(65)
Net change in short-term borrowings	(1,040)	(1,208)
Other, net	52	51

Net cash used for financing activities	(1,296)	(1,465)

Effect of exchange rates on cash and cash equivalents	2	(9)

Net decrease in cash and cash equivalents	(2,193)	(790)
Cash and cash equivalents, beginning of period	4,767	4,984

Cash and cash equivalents, end of period	$2,574	$4,194

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in millions, except per share figures)

	September 30,	December 31,
	2006	2005

ASSETS
Current Assets:
Cash and cash equivalents	$2,574	$4,767
Short-term investments	2,974	818
Accounts receivable, net	1,720	1,479
Inventories	1,687	1,605
Deferred income taxes	379	294
Prepaid expenses and other current assets	888	769

Total current assets	10,222	9,732
Property, plant and equipment	7,233	7,197
Less accumulated depreciation	2,880	2,710

Property, plant and equipment, net	4,353	4,487
Goodwill	204	204
Other intangible assets, net	331	365
Other assets	577	681

Total assets	$15,687	$15,469

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,119	$1,078
Short-term borrowings and current portion of long-term debt	235	1,278
U.S., foreign and state income tax	351	213
Accrued compensation	664	632
Other accrued liabilities	1,532	1,458

Total current liabilities	3,901	4,659
Long-term Liabilities:
Long-term debt	2,413	2,399
Deferred income tax	109	117
Other long-term liabilities	1,012	907

Total long-term liabilities	3,534	3,423
Commitments and contingent liabilities (Note 15)
Shareholders’ Equity:
Mandatory convertible preferred shares — $1 par value; issued: 29; $50 per share face value	1,438	1,438
Common shares — authorized shares: 2,400, $.50 par value; issued: 2,030	1,015	1,015
Paid-in capital	1,586	1,416
Retained earnings	10,103	9,472
Accumulated other comprehensive income	(458)	(516)

Total	13,684	12,825
Less treasury shares: 2006, 547; 2005, 550; at cost	5,432	5,438

Total shareholders’ equity	8,252	7,387

Total liabilities and shareholders’ equity	$15,687	$15,469

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

These unaudited condensed consolidated financial statements of Schering-Plough Corporation and subsidiaries (the Company), included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles have been condensed or omitted pursuant to such SEC rules and regulations. Certain prior year amounts have been reclassified to conform to the current year presentation. These statements should be read in conjunction with the accounting policies and notes to consolidated financial statements included in the Company’s 2005 10-K.

In the opinion of the Company’s management, the financial statements reflect all adjustments necessary for a fair statement of the operations, cash flows and financial position for the interim periods presented.

Impact of Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standard (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of FASB Statements No. 87, 88, 106, and 132R. SFAS No. 158 requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status and/or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. In accordance with SFAS No. 158, the Company will recognize the funded status of its pension and postretirement benefit plans in its financial statements for the year ending December 31, 2006.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which is effective for calendar year companies on January 1, 2008. The Statement defines fair value, establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. The Statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company is currently assessing the potential impacts of implementing this standard.

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) Topic 1N (SAB 108), “Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which is effective for calendar year companies as of December 31, 2006. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the financial statements are materially misstated. Under this guidance, companies should take into account both the effect of a misstatement on the current year balance sheet as well as the impact upon the current year income statement in assessing the materiality of a current year misstatement. Once a current year misstatement has been quantified, the guidance in SAB Topic 1M, “Financial Statements — Materiality,” (SAB 99) should be applied to determine whether the misstatement is material. The implementation of SAB 108 is not expected to have a material impact on the Company’s financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

FASB Statement No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings upon adoption. The Company is currently evaluating the potential impacts of FIN 48 on its financial statements.

2.	Special Charges and Manufacturing Streamlining

On June 1, 2006, the Company announced changes to its manufacturing operations in Puerto Rico and New Jersey that will streamline its global supply chain and further enhance the Company’s long-term competitiveness. The Company’s manufacturing operations in Manati, Puerto Rico, are being phased out during 2006 and additional workforce reductions in Las Piedras, Puerto Rico and New Jersey have taken place. In total, the actions taken will result in the elimination of approximately 1,100 positions. Approximately 560 positions have been eliminated as of September 30, 2006.

Special Charges

Special charges for the three and nine months ended September 30, 2006 totaled $10 million and $90 million, respectively, related to the announced changes in the Company’s manufacturing operations. These charges consisted of $10 million and $35 million of severance for the three and nine months ended September 30, 2006, respectively, and $55 million of fixed asset impairments for the nine months ended September 30, 2006.

Special charges for the three months ended September 30, 2005 totaled $6 million primarily related to the consolidation of the Company’s U.S. biotechnology organizations. Special charges for the nine months ended September 30, 2005 totaled $292 million primarily related to an increase of $250 million in litigation reserves for the Massachusetts Investigation. Additional information regarding litigation reserves and matters is also included in Note 15, “Legal, Environmental and Regulatory Matters,” in this 10-Q.

Cost of Sales

Included in cost of sales for the three months ended September 30, 2006 was $43 million consisting of $41 million of accelerated depreciation and $2 million of other charges related to the announced closure of the Company’s manufacturing facilities in Manati, Puerto Rico. For the nine months ended September 30, 2006, charges related to the Manati closure included in cost of sales totaled $101 million consisting of $45 million of inventory write-offs, $54 million of accelerated depreciation, and $2 million of other charges.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table summarizes the activities reflected in the Condensed Consolidated Financial Statements for special charges and manufacturing streamlining for the three months ended September 30, 2006:

	Charges
	Included in	Special	Total	Cash	Non-Cash	Accrued
	Cost of Sales	Charges	Charges	Payments	Charges	Liability
	(Dollars in millions)

Accrued liability at June 30, 2006						$19
Severance	$—	$10	$10	$(12)	$—	(2)
Asset impairments	—	—	—	—	—	—
Accelerated depreciation	41	—	41	—	(41)	—
Inventory write-offs	—	—	—	—	—	—
Other	2	—	2	(2)	—	—

Total	$43	$10	$53	$(14)	$(41)

Accrued liability at September 30, 2006						$17

The following table summarizes the activities reflected in the Condensed Consolidated Financial Statements for special charges and manufacturing streamlining for the nine months ended September 30, 2006:

	Charges
	Included in	Special	Total	Cash	Non-Cash	Accrued
	Cost of Sales	Charges	Charges	Payments	Charges	Liability
	(Dollars in millions)

Accrued liability at January 1, 2006						$—
Severance	$—	$35	$35	$(18)	$—	17
Asset impairments	—	55	55	—	(55)	—
Accelerated depreciation	54	—	54	—	(54)	—
Inventory write-offs	45	—	45	—	(45)	—
Other	2	—	2	(2)	—	—

Total	$101	$90	$191	$(20)	$(154)

Accrued liability at September 30, 2006						$17

The Company anticipates incurring from $50 million to $60 million of additional charges related to the announced changes in the Company’s manufacturing operations. Substantially all of these additional charges will be incurred during 2006.

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

During the nine months ended September 30, 2005, the Company recognized milestones of $20 million related to certain European approvals of VYTORIN.

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

The unaudited financial information below presents summarized combined financial information for the Merck/Schering-Plough Cholesterol Partnership for the three and nine months ended September 30, 2006 and 2005:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in millions)

Net sales	$1,028	$630	$2,795	$1,679
Cost of sales	47	32	132	99
Income from operations	698	340	1,789	814

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Amounts related to physician details, among other expenses, that are invoiced by Schering-Plough and Merck in the U.S., Canada and Puerto Rico are deducted from income from operations of the Partnership.

Schering-Plough’s share of the Partnership’s income from operations for the three and nine months ended September 30, 2006 was $343 million and $920 million, respectively, and $169 million and $465 million, respectively, for the three and nine months ended September 30, 2005. In the U.S. market, Schering-Plough receives a greater share of income from operations on the first $300 million of annual ZETIA sales.

The following unaudited information provides a summary of the components of the Company’s equity income from the cholesterol joint venture for the three and nine months ended September 30, 2006 and 2005:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in millions)

Schering-Plough’s share of income from operations	$343	$169	$920	$465
Contractual reimbursement to Schering-Plough for physician details	44	52	127	141
Elimination of intercompany profit and other, net	3	(6)	9	(1)

Total equity income from cholesterol joint venture	$390	$215	$1,056	$605

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

The allergy/asthma agreements provide for the joint development and marketing by the Partners of a once-daily, fixed-combination tablet containing CLARITIN and Singulair. Singulair is Merck’s once-daily leukotriene receptor antagonist for the treatment of asthma and seasonal allergic rhinitis. In January 2002, the Merck/Schering-Plough respiratory joint venture reported on results of Phase III clinical trials of a fixed-combination tablet containing CLARITIN and Singulair and at that time concluded that this Phase III study did not demonstrate sufficient added benefits in the treatment of seasonal allergic rhinitis. Although the CLARITIN and Singulair combination tablet does not have approval in any country, Phase III clinical development is ongoing.

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

In the second quarter of 2006, the 2006 Stock Incentive Plan (the 2006 Plan) was approved by the Company’s shareholders. Under the terms of the 2006 Plan, 92 million of the Company’s authorized common shares may be granted as stock options or awarded as deferred stock units to officers and certain employees of the Company through December 2011. As of September 30, 2006, 76 million options and deferred stock units remain available for future year grants under the 2006 Plan.

The Company intends to utilize unissued authorized shares to satisfy stock option exercises and for the issuance of deferred stock units.

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

Tax benefits recognized related to stock-based compensation and related cash flow impacts were not material during the three and nine months ended September 30, 2006 as the Company is in a U.S. Net Operating Loss position.

Stock Options

Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s stock at the dates of grant. Stock options, under the 2006 Plan, generally vest over three years and have a term of seven years. Certain options granted under previous plans vest over longer periods ranging from three to nine years and have a term of 10 years. Compensation costs for all stock options are recognized over the requisite service period for each separately vesting portion of the stock option award. Expense is recognized, net of estimated forfeitures, over the vesting period of the options using an accelerated method. Expense recognized for the three and nine months ended September 30, 2006 was approximately $16 million and $43 million, respectively.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The weighted-average assumptions used in the Black-Scholes option-pricing model for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005

Dividend yield	1.1%	1.7%	1.1%	1.7%
Volatility	24.0%	31.5%	25.7%	32.1%
Risk-free interest rate	5.0%	4.1%	5.0%	4.1%
Expected term of options (in years)	4.5	7.0	4.5	7.0

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

The amount of cash received from the exercise of stock options for the three and nine months ended September 30, 2006 was $20 million and $52 million, respectively. The amount of cash received for the three and nine months ended September 30, 2005 was $22 million and $50 million, respectively.

Stock-based compensation prior to January 1, 2006 was determined using the intrinsic value method. The following table provides supplemental information for the three and nine months ended September 30, 2005 as if stock-based compensation had been computed under SFAS 123:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
	(Dollars in millions except
	per share figures)

Net income available to common shareholders, as reported	$43	$78
Add back: Expense included in reported net income for deferred stock units	25	66
Deduct: Pro forma expense as if both stock options and deferred stock units were charged against net income available to common shareholders in accordance with SFAS 123	(55)	(139)

Pro forma net income available to common shareholders using the fair value method	$13	$5

Diluted earnings per common share:
Diluted earnings per common share, as reported	$0.03	$0.05
Pro forma diluted earnings per common share using the fair value method	0.01	0.00
Basic earnings per common share:
Basic earnings per common share, as reported	$0.03	$0.05
Pro forma basic earnings per common share using the fair value method	0.01	0.00

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Summarized information about stock options outstanding and exercisable at September 30, 2006 is as follows:

	Outstanding			Exercisable
		Weighted-	Weighted-		Weighted-
	Number	Average	Average	Number	Average
	of	Remaining	Exercise	of	Exercise
Exercise Price Range	Options	Term in Years	Price	Options	Price
	(In thousands)			(In thousands)

Under $20	46,647	6.6	$18.22	28,132	$18.03
$20 to $30	9,892	8.5	20.83	3,462	20.99
$30 to $40	15,256	3.4	36.57	15,200	36.60
Over $40	14,736	3.5	46.36	14,556	46.33

	86,531			61,350

The weighted-average fair value of stock options granted for the three and nine months ended September 30, 2006 was $5.24 and $5.22, respectively. The weighted-average fair value of stock options granted for the three and nine months ended September 30, 2005 was $6.98 and $7.04, respectively. The intrinsic value of stock options exercised was $3 million and $12 million for the three and nine months ended September 30, 2006, respectively. The intrinsic value of stock options exercised was $9 million and $21 million for the three and nine months ended September 30, 2005, respectively. The total fair value of options vested during the three and nine months ended September 30, 2006 was $2 million and $70 million, respectively. The total fair value of options vested during the three and nine-months ended September 30, 2005 was $17 million and $67 million, respectively.

As of September 30, 2006, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $61 million, which will be amortized over the weighted-average remaining requisite service period of 2.1 years.

The following table summarizes stock option activities over the nine months ended September 30, 2006 under the current and prior plans:

		Weighted-
	Number	Average
	of	Exercise
	Options	Price
	(In thousands)

Outstanding at January 1, 2006	82,484	$27.00
Granted	9,638	19.24
Exercised	(3,268)	15.90
Canceled or expired	(2,323)	27.24

Outstanding, ending balance	86,531	26.55

Exercisable at September 30, 2006	61,350	$29.51

The aggregate intrinsic value of stock options outstanding at September 30, 2006 was $194 million. The aggregate intrinsic value of stock options currently exercisable at September 30, 2006 was $119 million. Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted price of the Company’s common stock as of the reporting date.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table summarizes nonvested stock option activity over the nine months ended September 30, 2006 under the current and prior plans:

		Weighted-
	Number	Average
	of	Fair
	Options	Value
	(In thousands)

Nonvested at January 1, 2006	28,022	$6.41
Granted	9,638	5.22
Vested	(11,150)	6.30
Forfeited	(1,329)	5.93

Nonvested at September 30, 2006	25,181	$6.03

Deferred Stock Units

The fair value of deferred stock units is determined based on the number of shares granted and the quoted price of the Company’s common stock at the date of grant. Deferred stock units generally vest at the end of three years provided the employee remains in the service of the Company. Expense is recognized on a straight-line basis over the vesting period. Deferred stock units are payable in an equivalent number of common shares. Expense recognized for the three and nine months ended September 30, 2006 was $28 million and $84 million, respectively. Expense recognized for the three and nine months ended September 30, 2005 was $25 million and $66 million, respectively.

Summarized information about deferred stock units outstanding at September 30, 2006 is as follows:

	Outstanding
		Weighted-
	Number of	Average	Weighted-
	Deferred Stock	Remaining	Average
Deferred Stock Unit Price Range	Units	Term in Years	Fair Value
	(In thousands)

Under $18	1,310	1.0	$17.32
$18 to $20	9,050	2.0	18.95
$20 to $22	6,435	1.6	20.71
Over $22	347	0.4	34.48

	17,142

The weighted-average fair value of deferred stock units granted was $20.38 and $19.24 for the three and nine months ended September 30, 2006, respectively. The weighted-average fair value of deferred stock units granted for the three and nine months ended September 30, 2005 was $20.76 and $20.67, respectively. The total fair value of deferred stock units vested during the three and nine months ended September 30, 2006 was $3 million and $4 million, respectively. The total fair value of deferred stock units vested during the three and nine months ended September 30, 2005 was $1 million and $7 million, respectively.

As of September 30, 2006, the total remaining unrecognized compensation cost related to deferred stock units amounted to $206 million, which will be amortized over the weighted-average remaining requisite service period of 2.1 years.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table summarizes deferred stock unit activity over the nine months ended September 30, 2006 under the current and prior plans:

	Number
	of Nonvested	Weighted-
	Deferred	Average
	Stock Units	Fair Value
	(In thousands)

Nonvested at January 1, 2006	11,416	$20.12
Granted	6,606	19.24
Vested	(219)	18.84
Forfeited	(661)	20.09

Nonvested at September 30, 2006	17,142	$19.80

Incentive Plans

The Company has two compensation plans that are classified as liability plans under SFAS 123R as the ultimate cash payout of these plans will be based on the Company’s stock performance as compared to the stock performance of a peer group. Upon adoption of SFAS 123R on January 1, 2006, the Company recognized a cumulative income effect of a change in accounting principle of $22 million in order to recognize the liability plans at fair value. Income or expense amounts related to these liability plans are based on the change in fair value at each reporting date. Fair value for the plans were estimated using a lattice valuation model using expected volatility assumptions and other assumptions appropriate for determining fair value. The amount recognized, other than the impact of the cumulative effect of a change in accounting principle, in the Statements of Condensed Consolidated Operations for the three and nine months ended September 30, 2006 related to these liability awards was not material.

As of September 30, 2006, the total remaining unrecognized compensation cost related to the incentive plans amounted to $32 million, which will be amortized over the weighted-average remaining requisite service period of 2.0 years. This amount will vary each reporting period based on changes in fair value.

5. Other (Income)/Expense, Net

The components of other (income)/expense, net are as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in millions)

Interest cost incurred	$44	$41	$142	$133
Less: amount capitalized on construction	4	5	11	11

Interest expense	40	36	131	122
Interest income	(77)	(45)	(214)	(118)
Foreign exchange losses	—	2	6	6
Other, net	—	7	(12)	(1)

Total other (income)/expense, net	$(37)	$—	$(89)	$9

During the third quarter of 2006, the Company participated in a healthcare refinancing program adopted by a local government fiscal authority in a major European market. As of September 30, 2006, the Company

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

has transferred $28 million of its trade accounts receivables owned by a foreign subsidiary to a third-party financial institution without recourse. The transfer of trade accounts receivable qualified as sales of accounts receivable under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” For the three and nine months ended September 30, 2006, the loss on the transfer of these trade accounts receivable is immaterial and included in interest expense. Cash flows from the transaction are included in the change in accounts receivable in operating activities.

6.	Income Taxes

At December 31, 2005, the Company had approximately $1.5 billion of U.S. Net Operating Losses (U.S. NOLs) for tax purposes available to offset future U.S. taxable income through 2024. The Company generated an additional U.S. NOL during the nine months ended September 30, 2006.

The Company’s tax provisions for the three and nine months ended September 30, 2006 and 2005 primarily relate to foreign taxes and do not include any benefit related to U.S. NOLs. The Company maintains a valuation allowance on its net U.S. deferred tax assets, including the benefit of U.S. NOLs, as management cannot conclude that it is more likely than not the benefit of U.S. net deferred tax assets can be realized.

7.	Retirement Plans and Other Post-Retirement Benefits

The Company has defined benefit pension plans covering eligible employees in the U.S. and certain foreign countries. The Company also provides post-retirement health care benefits to its eligible U.S. retirees and their dependents.

The components of net pension expense were as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in millions)

Service cost	$30	$26	$89	$80
Interest cost	28	28	85	93
Expected return on plan assets	(28)	(29)	(85)	(97)
Amortization, net	12	8	33	29
Termination benefits	—	2	—	5
Settlement	2	—	4	—

Net pension expense	$44	$35	$126	$110

The components of other post-retirement benefits expense were as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in millions)

Service cost	$5	$4	$13	$11
Interest cost	7	7	20	18
Expected return on plan assets	(3)	(4)	(10)	(11)
Amortization, net	1	—	3	1

Net other post-retirement benefits expense	$10	$7	$26	$19

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

For the three and nine months ended September 30, 2006, the Company contributed $49 million and $89 million, respectively, to its retirement plans. The Company expects to contribute approximately $20 million to its retirement plans in the remainder of 2006.

8.	Earnings Per Common Share

The following table reconciles the components of the basic and diluted earnings per common share (EPS) computations:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars and shares in millions)

EPS Numerator:
Net income before cumulative effect of a change in accounting principle and preferred stock dividends	$309	$65	$918	$143

Add: Cumulative effect of a change in accounting principle, net of tax	—	—	22	—
Less: Preferred stock dividends	22	22	65	65

Net income available to common shareholders	$287	$43	$875	$78

EPS Denominator:
Weighted average shares outstanding for basic EPS	1,482	1,477	1,481	1,476
Dilutive effect of options and deferred stock units	10	10	8	7

Average shares outstanding for diluted EPS	1,492	1,487	1,489	1,483

The equivalent common shares issuable under the Company’s stock incentive plans which were excluded from the computation of diluted EPS because their effect would have been antidilutive were 51 million for the three and nine months ended September 30, 2006, and 33 million and 38 million for the three and nine months ended September 30, 2005, respectively. Also, at September 30, 2006 and 2005, 65 million and 68 million, respectively, of common shares obtainable upon conversion of the Company’s 6 percent Mandatory Convertible Preferred Stock were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

9.	Comprehensive Income

Comprehensive income is comprised of the following:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in millions)

Net income	$309	$65	$940	$143
Foreign currency translation adjustment	9	1	56	(123)
Unrealized gain on investments available for sale, net of tax	6	1	2	—

Total comprehensive income	$324	$67	$998	$20

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

10.	Inventories

Inventories consisted of the following:

	September 30,	December 31,
	2006	2005
	(Dollars in millions)

Finished products	$700	$665
Goods in process	731	614
Raw materials and supplies	256	326

Total inventories	$1,687	$1,605

11.	Other Intangible Assets

The components of other intangible assets, net are as follows:

	September 30, 2006			December 31, 2005
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
	(Dollars in millions)

Patents and licenses	$581	$359	$222	$579	$329	$250
Trademarks and other	166	57	109	166	51	115

Total other intangible assets	$747	$416	$331	$745	$380	$365

These intangible assets are amortized on the straight-line method over their respective useful lives. The residual value of intangible assets is estimated to be zero. Amortization expenses for the three and nine months ended September 30, 2006 were $12 million and $36 million, respectively, and $12 million and $37 million for the three and nine months ended September 30, 2005, respectively. Annual amortization expenses related to these intangible assets for the years 2007 to 2012 is expected to be approximately $50 million.

12.	Short-Term Borrowings

Short-term borrowings primarily consist of bank loans and commercial paper. Short-term borrowings at September 30, 2006 and December 31, 2005 totaled $235 million and $1.3 billion, respectively.

The Company entered into a $575 million credit facility during the fourth quarter of 2005 for the purposes of funding repatriations under the American Jobs Creation Act of 2004. As of September 30, 2006, the outstanding balance under this facility was paid in full and the facility has been terminated.

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

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Net sales by segment:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in millions)

Prescription Pharmaceuticals	$2,087	$1,840	$6,350	$5,660
Consumer Health Care	259	235	918	895
Animal Health	228	209	676	629

Consolidated net sales	$2,574	$2,284	$7,944	$7,184

Profit by segment:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in millions)

Prescription Pharmaceuticals	$355	$93	$1,074	$507
Consumer Health Care	74	55	237	225
Animal Health	36	33	106	89
Corporate and other, including net interest income of $37 and $83, respectively, in 2006, and net interest income/(expense) of $9 and $(4), respectively, in 2005	(53)	(93)	(224)	(516)

Income before income taxes	$412	$88	$1,193	$305

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

For the three and nine months ended September 30, 2006, “Corporate and other” included special charges of $10 million and $90 million, respectively, related to the changes to the Company’s manufacturing operations in the U.S. and Puerto Rico announced in June 2006, all of which related to the Prescription Pharmaceuticals segment (see Note 2, “Special Charges and Manufacturing Streamlining,” for additional information).

For the three and nine months ended September 30, 2005, “Corporate and other” included special charges of $6 million and $292 million, respectively, primarily related to an increase in litigation reserves for the Massachusetts Investigation (see Note 15, “Legal, Environmental and Regulatory Matters,” for additional information) with the majority of the remaining amount related to charges as a result of the consolidation of the Company’s U.S. biotechnology organizations. Special charges for the nine months ended September 30, 2005 is estimated to be as follows: Prescription Pharmaceuticals — $288 million, Consumer Health Care — $1 million, Animal Health — $1 million and Corporate and other — $2 million.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Sales of products comprising 10 percent or more of the Company’s U.S. or international sales for the three or nine months ended September 30, 2006, were as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30, 2006		September 30, 2006
	Amount	Percentage	Amount	Percentage
	(Dollars in millions)	(%)	(Dollars in millions)	(%)

U.S.
NASONEX	153	15	441	14
OTC CLARITIN	92	9	303	10
International
REMICADE	317	21	902	19
PEG-INTRON	155	10	477	10

The Company does not disaggregate assets on a segment basis for internal management reporting and, therefore, such information is not presented.

14.	Consent Decree

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

Under the terms of the Decree, provided that the FDA has not notified the Company of a significant violation of FDA law, regulations, or the Decree in the five-year period since the Decree’s entry, May 2002 through May 2007, the Company may petition the court to have the Decree dissolved and the FDA will not oppose the Company’s petition.

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

The Company reviews the status of all claims, investigations and legal proceedings on an ongoing basis, including related insurance coverages. From time to time, the Company may settle or otherwise resolve these matters on terms and conditions management believes are in the best interests of the Company. Resolution of any or all claims, investigations and legal proceedings, individually or in the aggregate, could have a material adverse effect on the Company’s results of operations, cash flows or financial condition. In addition, resolution of matters described under Investigations could involve injunctive or administrative remedies that would adversely impact the business such as exclusion from government reimbursement programs, which in turn would have a material adverse impact on the business, future financial condition, cash flows and results of operations.

Except for the matters discussed in the remainder of this Note, the recorded liabilities for contingencies at September 30, 2006, and the related expenses incurred during the three and nine months ended September 30, 2006, were not material. In the opinion of management, based on the advice of legal counsel, the ultimate outcome of these matters, except matters discussed in the remainder of this Note, will not have a material impact on the Company’s results of operations, cash flows or financial condition.

Patent Matters

DR. SCHOLL’S FREEZE AWAY Patent.  On July 26, 2004, OraSure Technologies filed an action in the U.S. District Court for the Eastern District of Pennsylvania alleging patent infringement by Schering-Plough HealthCare Products by its sale of DR. SCHOLL’S FREEZE AWAY wart removal product. The complaint seeks a permanent injunction and unspecified damages, including treble damages.

Investigations

Massachusetts Investigation.  On August 29, 2006, the Company announced it had reached an agreement with the U.S. Attorney’s Office for the District of Massachusetts and the U.S. Department of Justice to settle the previously disclosed investigation involving the Company’s sales, marketing and clinical trial practices and programs (the “Massachusetts Investigation”) (see “Massachusetts Investigation” in Part I, Item 3, “Legal Proceedings” of the 2005 10-K).

The agreement provides for an aggregate settlement amount of $435 million and is subject to court approval. Under the agreement, Schering Sales Corporation, a subsidiary of the Company, will plead guilty to one count of conspiracy to make false statements to the government and pay a criminal fine of $180 million, and the Company will pay $255 million to resolve civil aspects of the investigation. In connection with the settlement, the Company signed an addendum to an existing corporate integrity agreement with the Office of

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Inspector General of the U.S. Department of Health and Human Services. The addendum will not affect the Company’s ongoing business with any customers, including the federal government.

As previously disclosed, the Company had recorded a liability of $500 million related to the Massachusetts Investigation, the investigations described below under “AWP Investigations” and the litigation by certain states described below under “AWP Litigation.” The settlement amount of $435 million relates only to the Massachusetts Investigation. The AWP investigations and litigation are ongoing.

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

Pending Administrative Obligations

In connection with the settlement of an investigation with the U.S. Department of Justice and the U.S. Attorney’s Office for the Eastern District of Pennsylvania, the Company entered into a five-year corporate integrity agreement (CIA). The Company signed an addendum to the CIA in connection with the settlement of the Massachusetts Investigation. As disclosed in Note 14, “Consent Decree,” the Company is subject to obligations under a Consent Decree with the FDA. Failure to comply with the obligations under the CIA or the Consent Decree can result in financial penalties.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Schering-Plough Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Schering-Plough Corporation and subsidiaries (the “Corporation”) as of September 30, 2006, and the related statements of condensed consolidated operations for the three and nine-month periods ended September 30, 2006 and 2005, and the statements of condensed consolidated cash flows for the nine-month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the Corporation’s management.

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
October 26, 2006

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

Earlier this decade, the Company experienced a number of business, regulatory, and legal challenges. In April 2003, the Board of Directors named Fred Hassan as the new Chairman of the Board and Chief Executive Officer of Schering-Plough Corporation. Under his leadership, a new leadership team was recruited and a six- to eight-year, five-phase Action Agenda was formulated with the goal of stabilizing, repairing and turning around the Company. A year after entering the third phase of the Action Agenda, the Turnaround phase, in October 2006, the Company announced it entered the fourth phase of the Action Agenda — Build the Base.

As discussed in more detail in Note 15, “Legal, Environmental and Regulatory Matters,” and Part II, Item 1, “Legal Proceedings,” on August 29, 2006, the Company announced it had reached an agreement with the U.S. Attorney’s Office for the District of Massachusetts and the U.S. Department of Justice to settle the previously disclosed Massachusetts Investigation (see “Massachusetts Investigation” in Part I, Item 3, “Legal Proceedings,” of the Company’s 2005 10-K for additional information). The agreement provides for an aggregate settlement of $435 million and is subject to court approval. The Company believes the settlement of the Massachusetts Investigation will not have a material adverse effect on the Company’s results of operations, financial condition or its business.

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

The Company currently expects its cholesterol franchise to continue to grow in 2007. The financial commitment to compete in the cholesterol-reduction market is shared with Merck and profits from the sales of VYTORIN and ZETIA are also shared with Merck. The operating results of the joint venture with Merck are recorded using the equity method of accounting. Outside of the joint venture with Merck, in the Japanese market, Bayer Healthcare will co-market the Company’s cholesterol-absorption inhibitor, ZETIA, upon approval. Due to a backlog of new drug applications in Japan, the Company cannot precisely predict the timing of this approval.

The cholesterol-reduction market is the single largest pharmaceutical category in the world. VYTORIN and ZETIA are competing in this market, and on a combined basis, these products have continued to grow in terms of market share during 2006. As a franchise, the two products combined have captured more than 15 percent of total prescriptions in the U.S. cholesterol management market (based on September 2006 IMS data).

During 2005 and 2006, the Company’s results of operations and cash flows have been driven significantly by the performance of VYTORIN and ZETIA. As a result, the Company’s ability to generate profits is predominantly dependent upon the performance of the VYTORIN and ZETIA cholesterol franchise, which dependence is expected to continue for some time. For the three and nine months ended September 30, 2006, equity income from the cholesterol joint venture was $390 million and $1.1 billion, respectively, and net income available to common shareholders was $287 million and $875 million, respectively. Additional information regarding the joint venture with Merck is also included in Note 3, “Equity Income from Cholesterol Joint Venture,” in this 10-Q. Although it is expected that operating cash flow and existing cash and short-term investments will fund the Company’s operations for the intermediate term, as discussed in more detail below, future cash flows are also dependent upon the performance of VYTORIN and ZETIA. The Company must generate profits and cash flows to maintain and enhance its infrastructure and business as discussed above.

Sales of VYTORIN and ZETIA may be impacted by the introduction of new innovative competing treatments and generic versions of existing products. Currently, the U.S. cholesterol lowering market is adjusting to the entry into the market of generic forms of cholesterol products. The Company cannot reasonably predict what effect the introduction of generic forms of cholesterol management products may have on VYTORIN and ZETIA, although the decisions of government entities, managed care groups and other groups concerning formularies and reimbursement policies could potentially negatively impact the dollar size and/or growth of the cholesterol management market, including VYTORIN and ZETIA. A material change in the sales or market share of VYTORIN and ZETIA would have a significant impact on the Company’s operations and cash flow.

REMICADE is prescribed for the treatment of immune-mediated inflammatory disorders such as rheumatoid arthritis, early rheumatoid arthritis, psoriatic arthritis, Crohn’s disease, ankylosing spondylitis, plaque psoriasis and ulcerative colitis. REMICADE is the Company’s second largest marketed pharmaceutical product line (after the cholesterol franchise). This product is licensed from and manufactured by Centocor, Inc., a Johnson & Johnson company. The Company has the exclusive marketing rights to this product outside of the U.S., Japan, and certain Asian markets. During 2005, the Company exercised an option under its contract with Centocor for license rights to develop and commercialize golimumab, a fully human monoclonal antibody, in the same territories as REMICADE. Golimumab is currently in Phase III trials. The Company had previously disclosed the difference of opinion between the parties as to the expiration date of Schering-Plough’s rights to golimumab and their collaboration in resolving this matter. In August 2006, the Company received clarification through arbitration that its rights to market golimumab will extend to 15 years after the first commercial sale in its territories, but Centocor has appealed the clarification.

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

Current State of the Business

Net sales in the third quarter of 2006 were $2.6 billion or 13 percent higher than the third quarter of 2005. As discussed below, the sales increase was driven primarily by the growth of REMICADE, NASONEX, and TEMODAR.

The Company had net income available to common shareholders of $287 million and $875 million, respectively, for the three and nine months ended September 30, 2006 as compared to $43 million and $78 million for the three and nine months ended September 30, 2005, respectively. The net income available to common shareholders for the three and nine months ended September 30, 2006 included charges totaling approximately $53 million and $191 million, respectively, related to the announced actions to streamline the Company’s manufacturing operations and a favorable impact of $60 million from the reversal of previously accrued rebate amounts for a U.S. Government pharmaceutical program (the TRICARE Retail Pharmacy Program) that the U.S. Federal Court of Appeals ruled pharmaceutical manufacturers are not obligated to pay. The nine months ended September 30, 2006 included an income item of $22 million resulting from the cumulative effect of a change in accounting principle, net of tax, related to the implementation of SFAS 123R related to stock-based compensation. For the three and nine months ended September 30, 2005, net income available to common shareholders included special charges of $6 million and $292 million, respectively (see Note 2, “Special Charges and Manufacturing Streamlining,” for additional information).

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

Consolidated net sales for the three months ended September 30, 2006 totaled $2.6 billion, an increase of $290 million or 13 percent, including a favorable impact of 2 percent from foreign exchange and a $47 million favorable impact related to the reversal of previously accrued rebate amounts for a U.S. Government pharmaceutical program (the TRICARE Retail Pharmacy Program) that the U.S. Federal Court of Appeals ruled pharmaceutical manufacturers are not obligated to pay, as compared with the same period in 2005. For the nine months ended September 30, 2006, consolidated net sales totaled $7.9 billion, an increase of $760 million or 11 percent, including an unfavorable impact of 2 percent from foreign exchange, as compared to the same period in 2005.

Net sales for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Increase			Increase
	2006	2005	(Decrease)	2006	2005	(Decrease)
	(Dollars in millions)		(%)	(Dollars in millions)		(%)

PRESCRIPTION PHARMACEUTICALS(a)	$2,087	$1,840	13	$6,350	$5,660	12
REMICADE	317	237	34	902	691	31
NASONEX	221	170	30	691	552	25
PEG-INTRON	206	185	11	629	537	17
TEMODAR	179	152	18	513	428	20
CLARINEX/AERIUS	171	157	9	557	507	10
INTEGRILIN	82	86	(5)	244	244	—
CLARITIN Rx	74	76	(2)	279	287	(3)
REBETOL	72	82	(12)	237	237	—
AVELOX	63	41	55	201	159	26
INTRON A	57	72	(21)	180	220	(18)
CAELYX	52	46	14	156	135	15
SUBUTEX	51	44	14	152	148	2
ELOCON	36	34	6	108	113	(4)
CIPRO	28	41	(32)	86	114	(24)
Other Pharmaceutical	478	417	15	1,415	1,288	10
CONSUMER HEALTH CARE	259	235	10	918	895	3
OTC(b)	138	129	7	440	453	(3)
Foot Care	92	85	8	270	258	5
Sun Care	29	21	38	208	184	13
ANIMAL HEALTH	228	209	9	676	629	7

CONSOLIDATED NET SALES(a)	$2,574	$2,284	13	$7,944	$7,184	11

(a)	Included in 2006 sales is approximately $47 million resulting from the reversal of previously accrued rebate amounts for the TRICARE Retail Pharmacy Program that the U.S. Federal Court of Appeals ruled pharmaceutical manufacturers are not obligated to pay.

(b)	Includes OTC CLARITIN net sales of $95 million and $92 million in the third quarter of 2006 and 2005, respectively, and $318 million and $340 million for the nine months ended September 30, 2006 and 2005, respectively.

International net sales of REMICADE, for the treatment of immune-mediated inflammatory disorders such as rheumatoid arthritis, early rheumatoid arthritis, psoriatic arthritis, Crohn’s disease, ankylosing spondylitis, plaque psoriasis and ulcerative colitis, were up $80 million or 34 percent to $317 million in the third quarter of 2006, and $211 million or 31 percent to $902 million for the nine months ended September 30, 2006, as compared to the same periods in 2005, primarily due to expanded indications and continued market growth. In January 2006, REMICADE was approved for the additional indication of ulcerative colitis in Europe. In October 2006, REMICADE received an approval for label upgrade by the European Commission for use as a second-line therapy from a third-line therapy for patients with Crohn’s disease. During 2006, competitive products for the indications referred to above have been introduced.

Global net sales of NASONEX nasal spray, a once-daily corticosteroid nasal spray for allergies, rose 30 percent to $221 million in the third quarter and 25 percent to $691 million for the nine months ended September 30, 2006. Third quarter U.S. sales climbed 41 percent to $153 million and international sales climbed 11 percent to $68 million, as the product captured greater market share versus the 2005 periods. A generic form of Flonase (fluticasone propionate) was approved in 2006 and may unfavorably impact the corticosteroid nasal spray market.

Global net sales of PEG-INTRON Powder for Injection, a pegylated interferon product for treating hepatitis C, increased 11 percent to $206 million in the third quarter and 17 percent to $629 million in the nine months ended September 30, 2006 versus the 2005 periods, due to higher U.S. sales and a sales increase in Japan. PEG-INTRON sales in Japan are expected to decline in the fourth quarter of 2006 and in 2007 as new patient enrollment moderates.

Global net sales of TEMODAR capsules, a treatment for certain types of brain tumors, increased $27 million or 18 percent to $179 million in the third quarter and $85 million or 20 percent to $513 million in the nine months ended September 30, 2006 versus the same periods in 2005 due to increased utilization for treating newly diagnosed glioblastoma multiforme (GBM), which is the most prevalent form of brain cancer. The growth rates for TEMODAR may moderate going forward, as significant market penetration has already been achieved in the treatment of GBM, especially in the U.S. In Japan, TEMODAR has been granted approval to treat malignant glioma.

Global net sales of CLARINEX (marketed as AERIUS in many countries outside the U.S.), for the treatment of seasonal outdoor allergies and year-round indoor allergies, increased 9 percent to $171 million in the third quarter, and 10 percent to $557 million in the nine months ended September 30, 2006, as compared to the same periods in 2005. Sales outside the U.S. rose 15 percent to $73 million in the third quarter and 14 percent to $293 million in the nine months ended September 30, 2006, as compared to 2005 periods, due to increased demand.

Global net sales of INTEGRILIN injection, a glycoprotein platelet aggregation inhibitor for the treatment of patients with acute coronary syndrome, which is sold primarily in the U.S. by Schering-Plough, decreased 5 percent to $82 million in the third quarter of 2006 and were flat at $244 million for the nine months ended September 30, 2006, as compared to the same periods in 2005, due to a contracting market.

International net sales of prescription CLARITIN decreased 2 percent to $74 million in the third quarter of 2006 and 3 percent to $279 million in the nine months ended September 30, 2006, as compared to the same periods in 2005. Sales in 2005 reflected an unusually severe allergy season in Japan.

Global net sales of REBETOL capsules, for use in combination with INTRON A or PEG-INTRON for treating hepatitis C, decreased 12 percent to $72 million in the third quarter of 2006 as compared to the third quarter of 2005. Net sales of this product were flat at $237 million for the nine months ended September 30, 2006, as compared to the same period in 2005. The decrease in sales in the third quarter of 2006 was due to lower sales in Europe resulting from increased competition and lower sales in Japan reflecting government mandated price reductions. Sales of REBETOL in Japan are expected to decline due to the moderation of hepatitis C patient enrollments in Japan. Sales of REBETOL going forward will continue to be impacted by government mandated price reductions in Japan.

Net sales of AVELOX, a fluoroquinolone antibiotic for the treatment of certain respiratory and skin infections, sold in the U.S. by Schering-Plough as a result of the Company’s license agreement with Bayer, increased $22 million or 55 percent to $63 million in the third quarter of 2006 and $42 million or 26 percent to $201 million in the nine months ended September 30, 2006, as compared to the 2005 periods, due to market share growth and new indications.

Global net sales of INTRON A injection, for chronic hepatitis B and C and other antiviral and anticancer indications, decreased 21 percent to $57 million in the third quarter of 2006 and 18 percent to $180 million for the nine months ended September 30, 2006, as compared to the same periods in 2005, due primarily to the conversion to PEG-INTRON for treating hepatitis C in Japan and melanoma in the U.S.

International net sales of CAELYX, for the treatment of ovarian cancer, metastatic breast cancer and Kaposi’s sarcoma, increased 14 percent to $52 million in the third quarter and 15 percent to $156 million in the nine months ended September 30, 2006, as compared to the same periods in 2005, largely as a result of increased use in treating ovarian and breast cancer.

International net sales of SUBUTEX tablets, for the treatment of opiate addiction, increased 14 percent to $51 million in the third quarter of 2006 and 2 percent to $152 million in the nine months ended September 30, 2006, as compared to the same periods in 2005, due to success against generic competition.

Global net sales of ELOCON cream, a medium-potency topical steroid, increased $2 million to $36 million in the third quarter and decreased $5 million to $108 million for the nine months ended September 30, 2006, as compared to the same periods in 2005, reflecting generic competition introduced in the U.S. during the first quarter of 2005. Generic competition is expected to continue to adversely affect sales of this product.

Net sales of CIPRO, a fluoroquinolone antibiotic for the treatment of certain respiratory, skin, urinary tract and other infections, sold in the U.S. by Schering-Plough as a result of the Company’s license agreement with Bayer, decreased 32 percent to $28 million in the third quarter of 2006 and 24 percent to $86 million in the nine months ended September 30, 2006, as compared to the same periods in 2005, due to market share erosion from branded and generic competition.

Other pharmaceutical net sales include a large number of lower sales volume prescription pharmaceutical products. Several of these products are sold in limited markets outside the U.S., and many are multiple source products no longer protected by patents. These products include treatments for respiratory, cardiovascular, dermatological, infectious, oncological and other diseases.

Global net sales of Consumer Health Care products, which include OTC, foot care and sun care products, increased $24 million or 10 percent to $259 million in the third quarter and $23 million or 3 percent to $918 million for the nine months ended September 30, 2006, as compared to the same periods in 2005, primarily reflecting increased sales of COPPERTONE CONTINUOUS SPRAY sun care products and DR. SCHOLL’S and other foot care products. Sales of sun care products grew $8 million or 38 percent to $29 million in the third quarter of 2006 and $24 million or 13 percent to $208 million for the nine months ended September 30, 2006. Sales of OTC CLARITIN increased 4 percent to $95 million in the third quarter of 2006 and decreased 7 percent to $318 million in the nine months ended September 30, 2006, as compared to the same periods in 2005. OTC CLARITIN sales growth in the third quarter of 2006 reflected growth in sales of CLARITIN products that do not contain pseudoephedrine (PSE) tempered by the continued adverse impact on retail sales of CLARITIN-D due to restrictions on the retail sale of OTC products containing PSE. In addition, OTC CLARITIN continues to face competition from private label and branded loratadine.

The Company sells numerous non-prescription upper respiratory products which contain PSE, a FDA-approved ingredient for the relief of nasal congestion. The Company’s annual North American sales of non-prescription upper respiratory products that contain PSE totaled approximately $277 million in 2005 and $51 million and $175 million for the three and nine months ended September 30, 2006, respectively, down 17 percent in the third quarter and 22 percent for the nine months ended September 30, 2006, as compared to $61 million and $224 million, respectively, for the same periods in 2005. These products include all CLARITIN-D products as well as some DRIXORAL, CORICIDIN and CHLOR-TRIMETON products. The Company understands that PSE has been used in the illicit manufacture of methamphetamine, a dangerous and addictive drug. For some time, many states, Canada and Mexico have enacted regulations concerning the non-prescription sale of products containing PSE. In March 2006, the U.S. federal government enacted the Combat Meth Epidemic Act that requires retailers to place non-prescription PSE containing products behind the counter or away from customers’ direct access and places other administrative restrictions on the purchase of these products. The Company continues to monitor developments in this area and is working to mitigate further negative impact on operations or financial results. These regulations do not relate to the sale of prescription products, such as CLARINEX-D products, that contain PSE.

Global net sales of Animal Health products increased 9 percent in the third quarter of 2006 to $228 million and 7 percent to $676 million in the nine months ended September 30, 2006, as compared to the same periods in 2005. The increased sales reflected growth of core brands across most geographic and species areas, led by higher sales of companion animal products. The sales growth included a favorable impact from foreign exchange of 2 percent in the third quarter of 2006. The sales growth for the nine months ended September 30, 2006 was tempered by an unfavorable impact from foreign exchange of 2 percent.

Costs, Expenses and Equity Income

A summary of costs, expenses and equity income for the three and nine months ended September 30, 2006 and 2005 is as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Increase			Increase
	2006	2005	(Decrease)	2006	2005	(Decrease)
	(Dollars in millions)		(%)	(Dollars in millions)		(%)

Cost of sales	$885	$775	14	$2,782	$2,531	10
Selling, general and administrative (SG&A)	1,158	1,064	9	3,467	3,261	6
Research and development (R&D)	536	566	(5)	1,557	1,391	12
Other (income)/expense, net	(37)	—	N/M	(89)	9	N/M
Special charges	10	6	66	90	292	(69)
Equity income from cholesterol joint venture(a)	(390)	(215)	81	(1,056)	(605)	75

N/M — Not a meaningful percentage.

(a)	Included in 2006 equity income from cholesterol joint venture is approximately $13 million resulting from the reversal of previously accrued rebate amounts for the TRICARE Retail Pharmacy Program.

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

Gross Margin

Gross margin for the three months ended September 30, 2006 was 65.6 percent as compared to 66.0 percent in the third quarter of 2005, reflecting the negative impact of $43 million of costs associated with manufacturing changes included in cost of sales (see Note 2, “Special Charges and Manufacturing Streamlining,” for additional information) partially offset by the reversal of the previously accrued rebate amounts for the TRICARE Retail Pharmacy Program. Gross margin for the nine months ended September 30, 2006 was 65.0 percent as compared to 64.8 percent in the same period in 2005. This increase in gross margin was primarily due to increased sales of higher margin products and supply chain efficiency improvements including cost savings from the manufacturing streamlining. These favorable items were partially offset by the costs associated with the manufacturing changes and royalties for INTEGRILIN.

Selling, General and Administrative

Selling, general and administrative expenses (SG&A) were $1.2 billion in the third quarter of 2006 and $3.5 billion in the nine months ended September 30, 2006, an increase of 9 percent and 6 percent, respectively, as compared to the same periods in 2005. The increase reflects ongoing investments in emerging markets and field support for new launches as well as higher promotional spending.

Research and Development

Research and development (R&D) spending decreased 5 percent to $536 million in the third quarter of 2006 and increased 12 percent to $1.6 billion for the nine months ended September 30, 2006 as compared to the same periods in 2005. The decrease in R&D spending in the third quarter of 2006 was due to a $124 million charge in the third quarter of 2005 resulting from the Company’s exercise of its rights to develop and commercialize golimumab. The decrease was offset by higher costs associated with clinical trials and to support the Company’s pipeline. Generally, changes in R&D spending reflect fluctuations due to the timing of internal research efforts and research collaborations with various partners to discover and develop a steady flow of innovative products.

The Company believes it has a strong early development pipeline across a wide-range of therapeutic areas with 17 compounds now approaching or in Phase I development. As the Company continues to develop the later phase growth-drivers of the pipeline (e.g., Thrombin Receptor Antagonist, golimumab, vicriviroc and HCV protease inhibitor), the Company anticipates an approximate doubling of annual patient enrollment in clinical trials over the next 2-4 years as compared to 2005 levels.

As a result, the Company expects R&D spending to reflect the progression of the Company’s early-stage pipeline and increased clinical trial activity. To maximize the Company’s chances for the successful development of new products, the Company began a Development Excellence initiative in 2005 to build talent and critical mass, create a uniform level of excellence and deliver on high-priority programs within R&D. In 2006, the Company began a Global Clinical Harmonization Program to maximize and globalize the quality of clinical trial execution and pharmacovigilance processes.

Other (Income)/Expense, Net

The Company had other income, net, of $37 million in the third quarter of 2006 and $89 million for the nine months ended September 30, 2006, as compared to $0 and $9 million of other expense, net, for the three and nine months ended September 30, 2005, respectively, due primarily to higher interest rates earned in 2006 on larger overall balances of cash equivalents and short-term investments.

Special Charges and Manufacturing Streamlining

On June 1, 2006, the Company announced changes to its manufacturing operations in Puerto Rico and New Jersey that will streamline its global supply chain and further enhance the Company’s long-term competitiveness. The Company’s manufacturing operations in Manati, Puerto Rico, will be phased out during 2006 and additional workforce reductions in Las Piedras, Puerto Rico, and New Jersey will take place. In total, the actions taken will result in the elimination of approximately 1,100 positions. Approximately 560 positions have been eliminated as of September 30, 2006 with the majority of the remaining positions expected to be eliminated by year-end 2006. Total expenses associated with these actions are expected to be in the range of $240 million to $250 million. The Company expects these actions to result in annual savings of approximately $100 million in 2007 and thereafter.

Special Charges

Special charges for the three and nine months ended September 30, 2006 totaled $10 million and $90 million, respectively, related to the announced changes in the Company’s manufacturing operations. These charges consisted of $10 million and $35 million of severance for the three and nine months ended September 30, 2006 and $55 million of fixed asset impairments for the nine months ended September 30, 2006.

Special charges for the three months ended September 30, 2005 totaled $6 million primarily related to the consolidation of the Company’s U.S. biotechnology organization. Special charges for the nine months ended September 30, 2005 totaled $292 million primarily related to an increase in litigation reserves for the Massachusetts Investigation. On August 29, 2006, the Company announced it had reached an agreement with the U.S. Attorney’s Office for District of Massachusetts and the U.S. Department of Justice to settle the previously disclosed Massachusetts Investigation. The agreement is subject to court approval. Additional information regarding litigation reserves and matters is also included in Note 15, “Legal, Environmental and Regulatory Matters,” in this 10-Q.

Cost of Sales

Included in cost of sales for the third quarter of 2006 was $43 million consisting of $41 million of accelerated depreciation and $2 million of other charges related to the announced closure of the Company’s manufacturing facilities in Manati, Puerto Rico. For the nine months ended September 30, 2006, the charges included in cost of sales totaled $101 million consisting of $45 million of inventory write-offs, $54 million of accelerated depreciation and $2 million of other charges.

The following table summarizes the activities in the accounts reflected in the Condensed Consolidated Financial Statements for special charges and manufacturing streamlining for the three months ended September 30, 2006:

	Charges				Non-
	Included in	Special	Total	Cash	Cash	Accrued
	Cost of Sales	Charges	Charges	Payments	Charges	Liability
	(Dollars in millions)

Accrued liability at June 30, 2006						$19
Severance	$—	$10	$10	$(12)	$—	(2)
Asset impairments	—	—	—	—	—	—
Accelerated depreciation	41	—	41	—	(41)	—
Inventory write-offs	—	—	—	—	—	—
Other	2	—	2	(2)	—	—

Total	$43	$10	$53	$(14)	$(41)

Accrued liability at September 30, 2006						$17

The following table summarizes the activities in the accounts reflected in the Condensed Consolidated Financial Statements for special charges and manufacturing streamlining for the nine months ended September 30, 2006:

	Charges				Non-
	Included in	Special	Total	Cash	Cash	Accrued
	Cost of Sales	Charges	Charges	Payments	Charges	Liability
	(Dollars in millions)

Accrued liability at January 1, 2006						$—
Severance	$—	$35	$35	$(18)	$—	17
Asset impairments	—	55	55	—	(55)	—
Accelerated depreciation	54	—	54	—	(54)	—
Inventory write-offs	45	—	45	—	(45)	—
Other	2	—	2	(2)	—	—

Total	$101	$90	$191	$(20)	$(154)

Accrued liability at September 30, 2006						$17

The Company anticipates incurring from $50 million to $60 million of additional charges related to the announced changes in the Company’s manufacturing operations. Substantially all of these additional charges will be incurred during 2006. Special charges are anticipated to be in the range of $10 million to $20 million, consisting primarily of severance. Accelerated depreciation of approximately $40 million, related to the phase-out of the remaining manufacturing operations in Manati, will be charged to cost of sales.

Equity Income from Cholesterol Joint Venture

Global cholesterol franchise sales, which include sales made by the Company and the cholesterol joint venture with Merck of VYTORIN and ZETIA, totaled $1.0 billion and $2.8 billion during the three and nine months ended September 30, 2006, respectively, as compared to $622 million and $1.6 billion for the three and nine months ended September 30, 2005, respectively. As a franchise, the two products combined have captured more than 15 percent of total prescriptions in the U.S. cholesterol management market (based on September 2006 IMS data). VYTORIN has been launched in more than 35 countries, including the U.S. in August 2004. ZETIA has been launched in more than 80 countries.

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

Equity income from cholesterol joint venture totaled $390 million and $1.1 billion in the third quarter and the nine months ended September 30, 2006, respectively, as compared to $215 million and $605 million, respectively, for the same periods in 2005. The increase in equity income reflected the strong sales performance for VYTORIN and ZETIA during the three and nine months ended September 30, 2006. Included in equity income from cholesterol joint venture is approximately $13 million resulting from the reversal of previously accrued rebate amounts for the TRICARE Retail Pharmacy Program.

During the nine months ended September 30, 2005, the Company recognized a milestone of $20 million for financial reporting purposes. This milestone related to certain European approvals of VYTORIN (ezetimibe/simvastatin) in the first quarter of 2005. This amount is included in equity income.

Under certain other conditions, as specified in the joint venture agreements with Merck, the Company could earn additional milestones totaling $105 million.

In addition to the milestone recognized in the first nine months of 2005, the Company’s equity income in the first nine months of 2006 and 2005 was favorably impacted by the proportionally greater share of income allocated from the joint venture on the first $300 million of annual ZETIA sales.

It should be noted that the Company incurs substantial selling, general and administrative and other costs, which are not reflected in equity income from the cholesterol joint venture and instead are included in the overall cost structure of the Company.

Provision for Income Taxes

Tax expense was $103 million and $275 million for the three and nine months ended September 30, 2006, respectively. Tax expense for the three and nine months ended September 30, 2005 was $23 million and $162 million, respectively. The income tax expense primarily related to foreign taxes and does not include any benefit related to U.S. Net Operating Losses (U.S. NOLs). The Company maintains a valuation allowance on its net U.S. deferred tax assets, including the benefit of U.S. NOLs, as management cannot conclude that it is more likely than not that the benefit of U.S. net deferred tax assets can be realized.

At December 31, 2005, the Company had approximately $1.5 billion of U.S. NOLs. The Company generated an additional U.S. NOL during the nine months ended September 30, 2006.

Net Income Available to Common Shareholders

Net income available to common shareholders includes the deduction of preferred stock dividends of $22 million in each three-month period of 2006 and 2005. The preferred stock dividends related to the issuance of the 6 percent Mandatory Convertible Preferred Stock in August 2004. In addition, net income available to common shareholders for the three and nine months ended September 30, 2006 included charges totaling $53 million and $191 million, respectively, related to actions to streamline the Company’s manufacturing operations and a $60 million favorable impact resulting from the reversal of previously accrued rebate amounts for the TRICARE Retail Pharmacy Program. The nine months ended September 30, 2006 included an income item of $22 million resulting from the cumulative effect of a change in accounting principle, net of tax, related to the implementation of SFAS 123R related to stock-based compensation. For the three and nine months ended September 30, 2005, net income available to common shareholders included special charges of $6 million and $292 million, respectively, (see Note 2, “Special Charges and Manufacturing Streamlining,” for additional information).

LIQUIDITY AND FINANCIAL RESOURCES

Discussion of Cash Flow

	Nine Months
	Ended
	September 30,
	2006	2005
	(Dollars in millions)

Cash flow from operating activities	$1,515	$546
Cash flow from investing activities	(2,414)	138
Cash flow from financing activities	(1,296)	(1,465)

Net cash provided by operating activities for the nine months ended September 30, 2006 was $1.5 billion, an increase of $969 million, as compared to the same period of 2005. The increase primarily resulted from higher net income in 2006. As disclosed in Note 15, “Legal, Environmental and Regulatory Matters,” and Part II, Item 1, “Legal Proceedings,” the Company has reached an agreement with the U.S. Attorney’s Office for the District of Massachusetts and the U.S. Department of Justice to settle the previously disclosed Massachusetts Investigation for an aggregate amount of $435 million. The agreement is subject to court approval. The Company currently expects that these settlement payments will be made over the next several quarters.

Net cash used for investing activities during the nine months ended September 30, 2006 was $2.4 billion primarily related to the net purchase of short-term investments of $2.2 billion and $265 million of capital expenditures. Net cash provided by investing activities for the nine months ended September 30, 2005 was $138 million primarily related to net reductions in short-term investments of $438 million and proceeds from sales of property and equipment of $41 million offset by $293 million of capital expenditures and the purchase of intangible assets of $48 million.

Net cash used for financing activities in the nine months ended September 30, 2006 and 2005 was $1.3 billion and $1.5 billion, respectively. Uses of cash for financing activities for the nine months ended September 30, 2006 and 2005 included the payment of dividends on common and preferred shares of $308 million in each period, and the repayment of short-term borrowings of $1.0 billion and $1.2 billion, respectively.

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

Total cash, cash equivalents and short-term investments less total debt was approximately $2.9 billion at September 30, 2006. Cash generated from operations and available cash and short-term investments are expected to provide the Company with the ability to fund cash needs for the intermediate term.

Borrowings and Credit Facilities

The Company has outstanding $1.25 billion aggregate principal amount of 5.3 percent senior unsecured notes due 2013 and $1.15 billion aggregate principal amount of 6.5 percent senior unsecured notes due 2033. As previously disclosed, the interest rates payable on the notes are subject to adjustment and have been adjusted as discussed below.

On July 14, 2004, Moody’s lowered its rating on the notes to Baa1. Accordingly, the interest payable on each note increased 25 basis points effective December 1, 2004. Therefore, on December 1, 2004, the interest rate payable on the notes due 2013 increased from 5.3 percent to 5.55 percent, and the interest rate payable on the notes due 2033 increased from 6.5 percent to 6.75 percent. This adjustment to the interest rate payable on the notes increased the Company’s interest expense by approximately $6 million annually. The interest rate payable on a particular series of notes will return to 5.3 percent and 6.5 percent, respectively, and the rate adjustment provisions will permanently cease to apply if, following a downgrade by either Moody’s or S&P below A3 or A−, respectively, the notes are subsequently rated above Baa1 by Moody’s and BBB+ by S&P.

The Company has a $1.5 billion credit facility with a syndicate of banks. This facility matures in May 2009 and requires the Company to maintain a total debt to total capital ratio of no more than 60 percent. This credit line is available for general corporate purposes and is considered as support to the Company’s commercial paper borrowings. Borrowings under this credit facility may be drawn by the U.S. parent company or by its wholly-owned international subsidiaries when accompanied by a parent guarantee. This facility does not require compensating balances, however, a nominal commitment fee is paid. As of September 30, 2006, no borrowings were outstanding under this facility.

In addition to the above credit facility, the Company entered into a $575 million credit facility during the fourth quarter of 2005 for the purposes of funding repatriations under the American Jobs Creation Act of 2004. As of September 30, 2006, the outstanding balance under this facility was paid in full and the facility has been terminated.

At September 30, 2006 and December 31, 2005, short-term borrowings, including the amount borrowed under the credit facilities mentioned above, totaled $235 million and $1.3 billion, respectively, including outstanding commercial paper of $151 million and $298 million, respectively. The short-term credit ratings discussed below have not significantly affected the Company’s ability to issue or rollover its outstanding commercial paper borrowings at this time. However, the Company believes the ability of commercial paper issuers, such as the Company, with one or more short-term credit ratings of P-2 from Moody’s, A-2 from S&P and/or F2 from Fitch to issue or rollover outstanding commercial paper can, at times, be less than that of companies with higher short-term credit ratings. In addition, the total amount of commercial paper capacity available to these issuers is typically less than that of higher-rated companies. The Company’s sizable lines of credit with commercial banks as well as cash and short-term investments held by U.S. and international subsidiaries serve as alternative sources of liquidity and to support its commercial paper program.

The Company’s current unsecured senior credit ratings and outlook are as follows:

Senior Unsecured Credit Ratings	Long-term	Short-term	Outlook

Moody’s Investors Service	Baa1	P-2	Stable
Standard and Poor’s	A−	A-2	Stable
Fitch Ratings	A−	F-2	Stable

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

  6 Percent Mandatory Convertible Preferred Stock

In August 2004, the Company issued 28,750,000 shares of 6 percent mandatory convertible preferred stock with a face value of $1.44 billion. The preferred stock will automatically convert into between 2.2451 and 2.7840 common shares of the Company depending on the average closing price of the Company’s common shares over a period immediately preceding the mandatory conversion date of September 14, 2007, as defined in the prospectus. This preferred stock is described in more detail in Note 14, “Shareholders’ Equity” under Item 8,” Financial Statements and Supplementary Data,” in the 2005 10-K.

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

Under the terms of the Consent Decree, the Company made payments totaling $500 million during 2002 and 2003. As of the end of 2005, the Company has completed the revalidation programs for bulk active pharmaceutical ingredients and finished drug products, as well as all 212 Significant Steps of the cGMP Work Plan, in accordance with the schedules required by the Consent Decree. The Company’s completion of the cGMP Work Plan is currently pending certification by a third party expert, whose certification is in turn subject to acceptance by the FDA. Under the terms of the Decree, provided that the FDA has not notified the Company of a significant violation of FDA law, regulations, or the Decree in the five-year period since the Decree’s entry, May 2002 through May 2007, the Company may petition the court to have the Decree dissolved and FDA will not oppose the Company’s petition.

The Company engages in clinical trial research in many countries around the world. These clinical trial research activities must comply with stringent regulatory standards and are subject to inspection by U.S., EU, and local country regulatory authorities. Failure to comply with current Good Clinical Practices or other applicable laws or regulations can result in delays in approval of clinical trials, suspension of ongoing clinical trials, delays in approval of marketing authorizations, criminal sanctions against the Company and/or responsible individuals, and changes in the conditions of marketing authorizations for the Company’s products.

The Company is subject to pharmacovigilance reporting requirements in many countries and other jurisdictions, including the U.S., the EU and the EU member states. The requirements differ from jurisdiction to jurisdiction, but all include requirements for reporting adverse events that occur while a patient is using a particular drug, in order to alert the manufacturer of the drug and the governmental agency to potential problems.

During 2003, pharmacovigilance inspections by officials of the British and French medicines agencies conducted at the request of the European Medicines Agency (EMEA) cited serious deficiencies in reporting processes. The Company has continued to work on its long-term action plan to rectify the deficiencies and has provided regular updates to the EMEA.

During the fourth quarter of 2005, local UK and EMEA regulatory authorities conducted a follow up inspection to assess the Company’s implementation of its action plan. In the first quarter of 2006, these authorities also inspected the U.S.-based components of the Company’s pharmacovigilance system. The inspectors acknowledged that progress had been made since 2003, but also continued to note significant concerns with the quality systems supporting the Company’s pharmacovigilance processes. Similarly, in a follow up inspection of the Company’s clinical trial practices in the UK, inspectors identified issues with respect to the Company’s management of clinical trials and related pharmacovigilance practices.

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

In 2005, the FDA issued a Final Rule removing the essential use designation for albuterol CFC products. The removal of this designation requires that all CFC albuterol products, including the Company’s PROVENTIL CFC, be removed from the market no later than December 31, 2008. This will necessitate a transition in the marketplace from albuterol CFC (PROVENTIL) to albuterol HFA (PROVENTIL HFA) no later than the end of 2008. It is difficult to predict what impact this transition will have on the albuterol marketplace and the Company’s products, but the Company currently intends to transition sooner than 2008.

These and other uncertainties inherent in government regulatory approval processes, including, among other things, delays in approval of new products, formulations or indications, may also affect the Company’s operations. The effect of regulatory approval processes on operations cannot be predicted.

The Company has nevertheless achieved a significant number of important regulatory approvals since 2004, including approvals for VYTORIN, CLARINEX D-24, CLARINEX REDITABS, CLARINEX D-12 and new indications for TEMODAR and NASONEX. Other significant approvals since 2004 include ASMANEX DPI (Dry Powder for Inhalation) in the U.S., NOXAFIL in the EU, Australia and the U.S., PEG-INTRON in Japan and new indications for REMICADE. The Company also has a number of significant regulatory submissions filed in major markets awaiting approval.

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

OUTLOOK

Despite changes that may occur in the cholesterol reduction market as new generic products enter the market, the Company anticipates that sales from the cholesterol joint venture will grow in 2007. The Company expects lower sales of hepatitis C franchise products in Japan in the fourth quarter and in 2007 as patient enrollments continue to moderate.

It is anticipated that the actions taken to streamline the Company’s manufacturing operations will result in annual cost savings of approximately $100 million in 2007 and thereafter.

The Company anticipates that R&D expenses will continue to increase faster than net sales in the fourth quarter of 2006, but will depend on the timing of studies and the success of trials now underway. These trials include those for the Thrombin Receptor Antagonist, golimumab, vicriviroc, the Hepatitis Protease Inhibitor and the combination treatment for asthma containing ASMANEX and FORADIL.

As the Company continues to move forward in the Action Agenda, additional investments are anticipated to enhance the infrastructure in areas such as clinical development, pharmacovigilance and information technology.

Certain factors, including those set forth in Part II, Item 1A, “Risk Factors” of the Company’s 10-Q for the second quarter of 2006, could cause actual results to differ materially from the forward-looking statements in this section.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standard (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of FASB Statements No. 87, 88, 106, and 132R. SFAS No. 158 requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status and/or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. In accordance with SFAS No. 158, the Company will recognize the funded status of its pension and postretirement benefit plans in its financial statements for the year ending December 31, 2006.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which is effective for calendar year companies on January 1, 2008. The Statement defines fair value, establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. The Statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company is currently assessing the potential impacts of implementing this standard.

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) Topic 1N (SAB 108), “Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which is effective for calendar year companies as of December 31, 2006. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the financial statements are materially misstated. Under this guidance, companies should take into account both the effect of a misstatement on the current year balance sheet as well as the impact upon the current year income statement in assessing the materiality of a current year misstatement. Once a current year misstatement has been quantified, the guidance in SAB Topic 1M, “Financial Statements — Materiality,” (SAB 99) should be applied to determine whether the misstatement is material. The implementation of SAB 108 is not expected to have a material impact on the Company’s financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings upon adoption. The company is currently evaluating the potential impacts of FIN 48 on its financial statements.

CRITICAL ACCOUNTING POLICIES

Refer to “Management’s Discussion and Analysis of Operations and Financial Condition” in the Company’s 2005 10-K for disclosures regarding the Company’s critical accounting policies.

Rebates, Discounts and Returns

The Company’s rebate accruals for Federal and State governmental programs at September 30, 2006 and 2005 were $256 million and $311 million, respectively. Commercial discounts, returns and other rebate accruals at September 30, 2006 and 2005 were $292 million and $279 million, respectively. These accruals are established in the period the related revenue was recognized resulting in a reduction to sales and the establishment of liabilities, which are included in total current liabilities, or in the case of returns and other receivable adjustments, an allowance provided against accounts receivable.

In the case of the governmental rebate programs, the Company’s payments involve interpretation of relevant statutes and regulations. These interpretations are subject to challenges and changes in interpretive guidance by governmental authorities. The result of such a challenge or change could affect whether the estimated governmental rebate amounts are ultimately sufficient to satisfy the Company’s obligations.

The following summarizes the activity in the accounts related to accrued rebates, sales returns and discounts for the nine months ended September 30, 2006 and 2005:

	Nine Months
	Ended
	September 30,
	2006	2005

Accrued Rebates/Returns/Discounts, Beginning of Period	$522	$537

Provision for Rebates, current year	363	375
Adjustments to prior-year estimates(1)	(54)	—
Payments	(313)	(332)

	(4)	43

Provision for Returns, current year	123	125
Adjustments to prior-year estimates	(8)	—
Returns	(88)	(133)

	27	(8)

Provision for Discounts, current year	426	309
Adjustments to prior-year estimates	—	—
Discounts granted	(423)	(291)

	3	18

Accrued Rebates/Returns/Discounts, End of Period	$548	$590

(1)	For the nine months ended September 30, 2006, the adjustments to prior-year estimates for rebates include amounts resulting from the reversal of the accrued rebate amounts made in 2005 and 2004 for the TRICARE Retail Pharmacy Program that the U.S. Federal Court of Appeals ruled pharmaceutical manufacturers are not obligated to pay.

In formulating and recording the above accruals, management utilizes assumptions and estimates that include historical experience, wholesaler data, the projection of market conditions and forecasted product demand amounts. Based on a sensitivity analysis prepared by management, a reasonable possible change in these assumptions and estimates would not have a material impact on the Company’s results of operations.

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

Actual results may vary materially from the Company’s forward-looking statements and there are no guarantees about the performance of Schering-Plough’s stock or business. Schering-Plough does not assume the obligation to update any forward-looking statement. A number of risks and uncertainties could cause results to differ from forward-looking statements, including market forces, economic factors, product availability, patent and other intellectual property protection, current and future branded, generic or over-the-counter competition, the regulatory process, and any developments following regulatory approval, among other uncertainties. For further details of these and other risks and uncertainties that may impact forward-looking statements, see Schering-Plough’s Securities and Exchange Commission filings, including the risks and uncertainties set forth in Part II, Item 1A, “Risk Factors,” of the Company’s 10-Q for the second quarter of 2006.

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

Management, including the chief executive officer and the chief financial officer, has evaluated the Company’s disclosure controls and procedures as of the end of the quarterly period covered by this 10-Q and has concluded that the Company’s disclosure controls and procedures are effective. They also concluded that there were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Material pending legal proceedings involving the Company are described in Item 3, “Legal Proceedings,” of the 2005 10-K. The following discussion is limited to material developments to previously reported proceedings and new legal proceedings, which the Company, or any of its subsidiaries, became a party during the quarter ended September 30, 2006, or subsequent thereto, but before the filing of this report. This section should be read in conjunction with Part I, Item 3, “Legal Proceedings” of the 2005 10-K and Part II, Item 1, “Legal Proceedings” of the 10-Q for the second quarter of 2006.

Investigations

Massachusetts Investigation.  On August 29, 2006, the Company announced it had reached an agreement with the U.S. Attorney’s Office for the District of Massachusetts and the U.S. Department of Justice to settle the previously disclosed investigation involving the Company’s sales, marketing and clinical trial practices and programs (the “Massachusetts Investigation”) (see “Massachusetts Investigation” in Part I, Item 3, “Legal Proceedings” of the 2005 10-K).

The agreement provides for an aggregate settlement amount of $435 million and is subject to court approval. Under the agreement, Schering Sales Corporation, a subsidiary of the Company, will plead guilty to one count of conspiracy to make false statements to the government and pay a criminal fine of $180 million, and the Company will pay $255 million to resolve civil aspects of the investigation. In connection with the settlement, the Company signed an addendum to an existing corporate integrity agreement with the Office of Inspector General of the U.S. Department of Health and Human Services. The addendum will not affect the Company’s ongoing business with any customers, including the federal government.

As previously disclosed, the Company had recorded a liability of $500 million related to the Massachusetts Investigation, the AWP investigations and AWP litigation by certain states (see “AWP Investigations” and the litigation by certain states described under “AWP Litigation” in Part I, Item 3, “Legal Proceedings” of the 2005 10-K). The settlement amount of $435 million relates only to the Massachusetts Investigation. The AWP investigations and litigation are ongoing.

Item 1A.	Risk Factors

There are no material changes from the risk factors set forth in Part II, Item 1A, “Risk Factors” of the Company’s 10-Q for the second quarter of 2006. Please refer to that section for disclosures regarding the risks and uncertainties related to the Company’s business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

This table provides information with respect to purchases by the Company of its common shares during the third quarter of 2006.

				Total Number of	Maximum Number
				Shares Purchased as	of Shares that May
			Average	Part of Publicly	yet be Purchased
	Total Number of		Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchased		per Share	Programs	Programs

July 1, 2006 through July 31, 2006	13,838	(1)	$19.03	N/A	N/A
August 1, 2006 through August 31, 2006	12,448	(1)	$20.42	N/A	N/A
September 1, 2006 through September 30, 2006	39,922	(1)	$20.99	N/A	N/A
Total July 1, 2006 through September 30, 2006	66,208	(1)	$20.47	N/A	N/A

(1)	All of the shares included in the table above were repurchased pursuant to the Company’s stock incentive program and represent shares delivered to the Company by option holders for payment of the exercise price and tax withholding obligations in connection with stock options and stock awards.

Item 6.	Exhibits

Exhibit
Number	Description	Location

10(d)(iii)	Schering-Plough Corporation 2006 Stock Incentive Plan (as amended and restated effective May 19, 2006 with amendments through September 19, 2006).*	Attached.
10(e)(xiii)	Savings Advantage Plan (as amended and restated effective June 1, 2006).*	Attached.
10(h)(iii)	Schering-Plough Corporation Directors Compensation Plan (as amended and restated effective June 1, 2006 with amendments through September 19, 2006).*	Attached.
10(m)(ii)	Operations Management Team Incentive Plan (as amended and restated effective June 26, 2006).*	Attached.
12	Computation of Ratio of Earnings to Fixed Charges.	Attached.
15	Awareness letter.	Attached.
31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chairman of the Board and Chief Executive Officer.	Attached.
31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification for Executive Vice President and Chief Financial Officer.	Attached.
32.1	Sarbanes-Oxley Act of 2002, Section 906 Certification for Chairman of the Board and Chief Executive Officer.	Attached.
32.2	Sarbanes-Oxley Act of 2002, Section 906 Certification for Executive Vice President and Chief Financial Officer.	Attached.

*	Compensatory plan, contract or arrangement.

SIGNATURE(S)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHERING-PLOUGH CORPORATION
(Registrant)

By	/s/ STEVEN H. KOEHLER Steven H. Koehler
Vice President and Controller
(Duly Authorized Officer
and Chief Accounting Officer)

Date: October 27, 2006