Form 10-K
period 2006-12-31
SCHERING PLOUGH CORP
filed 2007-02-28
CIK 310158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from to

Commission file number 1-6571

SCHERING-PLOUGH CORPORATION
(Exact name of registrant as specified in its charter)

New Jersey	22-1918501
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)
2000 Galloping Hill Road, Kenilworth, NJ	07033
(Address of principal executive offices)	Zip Code

Registrant’s telephone number, including area code:
(908) 298-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, $.50 par value	New York Stock Exchange
Mandatory Convertible Preferred Stock	New York Stock Exchange
Preferred Share Purchase Rights*	New York Stock Exchange

*	At the time of filing, the Rights were not traded separately from the Common Shares.

Securities registered pursuant to section 12(g) of the Act:
None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

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
Large Accelerated Filer ☑     Accelerated Filer ☐     Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter): $28,174,450,381

Common Shares outstanding as of January 31, 2007: 1,487,743,906

Part of Form 10-K
Documents Incorporated by Reference	Incorporated into
Schering-Plough Corporation Proxy Statement for the Annual Meeting of Shareholders on May 18, 2007	Part III

Part I

Item 1.	Business

OVERVIEW OF THE BUSINESS

Schering-Plough refers to Schering-Plough Corporation and its subsidiaries, except as otherwise indicated by the context. Schering Corporation, a predecessor company, was incorporated in New York in 1928 and New Jersey in 1935. The trademarks indicated by CAPITAL LETTERS in this 10-K are the property of, licensed to, promoted or distributed by Schering-Plough Corporation, its subsidiaries or related companies.

Schering-Plough is a global science-based health care company with leading prescription, consumer and animal health products. Through internal research and collaborations with business partners, Schering-Plough discovers, develops, manufactures and markets advanced drug therapies to meet important medical needs. Schering-Plough’s vision is to earn the trust of the physicians, patients and customers that it serves around the world, as well as its shareholders who own Schering-Plough. Schering-Plough’s worldwide headquarters is in Kenilworth, New Jersey, and its website is www.schering-plough.com.

In April 2003, the Board of Directors named Fred Hassan as the new Chairman of the Board and Chief Executive Officer of Schering-Plough. Under his leadership, a strategic plan was initiated with the goals of stabilizing, repairing and turning around Schering-Plough to produce a long-term value for shareholders. That plan, the six- to eight-year Action Agenda, has been implemented by the new leadership team recruited by Mr. Hassan. In 2006, Schering-Plough announced that it had entered the fourth of the Action Agenda’s five phases slightly ahead of schedule.

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

Prescription Pharmaceuticals

The Prescription Pharmaceuticals segment discovers, develops, manufactures and markets human pharmaceutical products. Within the Prescription Pharmaceutical segment, there are three areas of focus: Primary Care, Specialty Care and the Cholesterol Franchise. Principal products in this segment include:

Primary Care

Allergy/Respiratory:  NASONEX, a once-daily, nasal-inhaled steroid for nasal allergy symptoms, including congestion, and for the treatment of nasal polyps in patients 18 years of age and older; CLARINEX, a non-sedating antihistamine for the treatment of allergic rhinitis; FORADIL AEROLIZER, a long-acting beta2-agonist marketed by Schering-Plough in the United States for the maintenance treatment of asthma and chronic obstructive pulmonary disease, and for the acute prevention of exercise-induced bronchospasm; ASMANEX TWISTHALER, an oral dry-powder corticosteroid inhaler for first-line maintenance treatment of asthma; and PROVENTIL (albuterol) Inhaler for the relief of bronchospasm in patients 12 years or older.

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

Specialty Care

Anti-Inflammatories:  REMICADE, an anti-TNF antibody marketed by Schering-Plough outside of the United States, Japan and certain Asian markets for the treatment of rheumatoid arthritis, Crohn’s disease, ankylosing spondylitis, ulcerative colitis, psoriatic arthritis, psoriasis, and as first-line therapy for the treatment of early rheumatoid arthritis.

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

Antifungals:  NOXAFIL Oral Suspension for prophylaxis (prevention) and treatment (EU only) of invasive fungal infections in high-risk patients and the treatment of oropharyngeal candidiasis (US and EU).

Acute Coronary Care:  INTEGRILIN Injection, a platelet receptor GP IIb-IIIa inhibitor for the treatment of patients with acute coronary syndrome and those undergoing percutaneous coronary intervention in the United States, as well as for the prevention of early myocardial infarction in patients with acute coronary syndrome in most countries.

Other Disorders:  SUBUTEX, a sublingual tablet formulation of buprenorphine, and SUBOXONE, a sublingual tablet combination of buprenorphine and naloxone, marketed by Schering-Plough in certain countries outside the United States for the treatment of opiate addiction.

Cholesterol Franchise

ZETIA, a novel cholesterol-absorption inhibitor discovered by Schering-Plough scientists, for use as monotherapy or in combination with either statins or fenofibrate to lower cholesterol.

VYTORIN, a cholesterol-lowering tablet combining the dual action of ZETIA and Merck & Co., Inc.’s statin, Zocor.

Consumer Health Care

The Consumer Health Care segment develops, manufactures and markets OTC, foot care and sun care products. Principal products in this segment include:

Over-the-counter (OTC) Products:  CLARITIN non-sedating antihistamines; DRIXORAL cold and allergy, allergy sinus, flu and nasal decongestant tablets; AFRIN nasal decongestant spray; and CORRECTOL laxative tablets.

Foot Care:  DR. SCHOLL’S foot care products; LOTRIMIN topical antifungal products; and TINACTIN topical antifungal products; and foot and sneaker odor/wetness products.

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

Companion Animal Products:  OTOMAX, a steroid for otitis in dogs; EXSPOT topical insecticide for dogs; HOMEAGAIN pet recovery service; and ZUBRIN, an anti-inflammatory/analgesic for dogs.

Aquaculture Products:  SLICE parasiticide for sea lice in salmon and AQUAFLOR antibiotic for farm-raised fish.

Net sales by segment

	Year Ended December 31,
	2006	2005	2004
	(Dollars in millions)

Prescription Pharmaceuticals	$8,561	$7,564	$6,417
Consumer Health Care	1,123	1,093	1,085
Animal Health	910	851	770

Consolidated net sales	$10,594	$9,508	$8,272

Profit by segment

	Year Ended December 31,
	2006	2005	2004
	(Dollars in millions)

Prescription Pharmaceuticals	$1,394	$733	$13
Consumer Health Care	228	235	234
Animal Health	120	120	88
Corporate and other (including net interest income of $125 million and $13 million in 2006 and 2005, respectively, and $88 million of net interest expense in 2004)	(259)	(591)	(503)

Consolidated profit/(loss) before tax and cumulative effect of a change in accounting principle	$1,483	$497	$(168)

Schering-Plough’s net sales do not include sales of VYTORIN and ZETIA that are managed in partnership with Merck, as Schering-Plough accounts for this joint venture under the equity method of accounting (see Note 3, “Equity Income From Cholesterol Joint Venture,” under Item 8, “Financial Statements and Supplementary Data,” for additional information). Equity income from the cholesterol joint venture is included in the Prescription Pharmaceuticals segment profit.

“Corporate and other” includes interest income and expense, foreign exchange gains and losses, headquarters expenses, special charges and other miscellaneous items. The accounting policies used for segment reporting are the same as those described in Note 1, “Summary of Significant Accounting Policies,” under Item 8, “Financial Statements and Supplementary Data.”

In 2006, “Corporate and other” includes special charges of $102 million primarily related to changes to streamlining Schering-Plough’s manufacturing operations in the U.S. and Puerto Rico announced in June 2006, all of which related to the Prescription Pharmaceuticals segment. Included in 2006 cost of sales were charges of approximately $146 million from the manufacturing streamlining actions which were primarily related to the Prescription Pharmaceuticals segment.

In 2005, “Corporate and other” includes special charges of $294 million, including $28 million of employee termination costs, $16 million of asset impairment and other charges, and an increase in litigation reserves by $250 million resulting in a total reserve of approximately $500 million representing Schering-Plough’s then current estimate to resolve the Massachusetts investigation as well as the investigations and the state litigation disclosed under “AWP Litigation and Investigations,” in Note 19, “Legal, Environmental and Regulatory Matters,” in Item 8, “Financial Statements and Supplementary Data.” It is estimated that the charges relate to the reportable segments as follows: Prescription Pharmaceuticals — $289 million, Consumer Health Care — $2 million, Animal Health — $1 million and Corporate and other — $2 million.

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

See Note 2, “Special Charges and Manufacturing Streamlining,” under Item 8, “Financial Statements and Supplementary Data,” for additional information.

STRATEGIC ALLIANCES

Schering-Plough markets products that were developed through internal research and products that are licensed from business partners through strategic alliances. In addition to the Merck/Schering-Plough joint ventures and the strategic alliance with Centocor described in more detail below, Schering-Plough is engaged in a number of alliances, including:

•	Schering-Plough has exclusive rights in the U.S. and Puerto Rico under a 2004 strategic agreement with Bayer to market, sell and distribute Bayer’s AVELOX (moxifloxacin HCI) and CIPRO (ciprofloxacin HCI) antibiotics and to undertake Bayer’s U.S. commercialization activities for the erectile dysfunction medicine LEVITRA (vardenafil HCI) under Bayer’s co-promotion agreement with GlaxoSmithKline PLC.

•	Through a licensing agreement with Millenium Pharmaceuticals, Inc., Schering-Plough markets INTEGRILIN (eptifibatide) Injection, a GP IIb/IIIa inhibitor, in the U.S. and certain countries outside the U.S.

•	Through a license agreement with ALZA Corporation (a division of Johnson & Johnson) , Schering-Plough markets CAELYX outside the United States, Japan and Israel for the treatment of certain cancers. CAELYX is marketed as Doxil in the U.S. by Ortho Biotech Products, L.P.

•	Schering-Plough has exclusive marketing rights to SUBOXONE and SUBUTEX in Europe, Canada and certain other countries. SUBOXONE and SUBUTEX were developed by Reckitt Benckiser Healthcare Ltd. for the treatment of opioid dependence, within a framework of medical, social and psychological treatment. These products are marketed in the U.S. by Reckitt Benckiser Pharmaceuticals Inc.

Schering-Plough has also entered into strategic alliances for the development and commercialization of new drug therapies, including the following:

•	Schering-Plough has a global collaboration with Novartis AG to develop and commercialize a new combination therapy using a new molecular entity (NME) to treat asthma and chronic obstructive pulmonary disease (COPD). Schering-Plough’s once-daily inhaled corticosteroid mometasone, the active ingredient in ASMANEX (mometasone furoate), and Novartis’ once-daily beta2-agonist indacaterol (QAB149) will be combined in a single inhalation device. The combination product, with once-daily dosing, has the potential to offer patient benefits including enhanced disease control and convenience.

•	Schering-Plough entered into a North American development and marketing agreement with ALK-Abello for tablet-based sublingual immunotherapy (SLIT) compounds for the treatment of certain allergies. One compound for grass-pollen allergies is currently in Phase III clinical development in the U.S.

•	Schering-Plough entered into definitive licensing agreements with Valeant Pharmaceuticals International and Metabasis Therapeutics, Inc., for exclusive worldwide development and commercial rights to pradefovir, an investigational oral antiviral compound currently in Phase II clinical development for the treatment of chronic hepatitis B.

•	Schering-Plough entered into an exclusive, worldwide agreement with Anacor Pharmaceuticals to develop and market AN2690, an investigational compound for the topical treatment of onychomycosis (nail fungus). The compound is currently in Phase II clinical development.

•	Schering-Plough announced it entered into an exclusive North American licensing agreement with Santarus, Inc. for the development and commercialization of a low-dose form of ZEGERID for over-the-counter use in heartburn-related indications. ZEGERID is an immediate-release proton pump inhibitor currently sold as a prescription product.

Information About the Merck/Schering-Plough Joint Ventures

In May 2000, Schering-Plough and Merck & Co., Inc. (Merck) entered into two separate sets of agreements to jointly develop and market certain products in the U.S., including (1) two cholesterol-lowering drugs and (2) an allergy/asthma drug. In December 2001, the cholesterol agreements were expanded to include all countries of the world except Japan. In general, the companies agreed that the collaborative activities under these agreements would operate in a virtual joint venture to the maximum degree possible by relying on the respective infrastructures of the two companies. The cholesterol agreements do not provide for any jointly owned facilities and, as such, products resulting from the collaboration are manufactured in facilities owned by either Schering-Plough or Merck.

The cholesterol agreements provide for Schering-Plough and Merck to jointly develop ezetimibe (marketed as ZETIA in the U.S. and Asia and EZETROL in Europe):

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

Schering-Plough utilizes the equity method of accounting for the cholesterol joint venture. See Note 3, “Equity Income from Cholesterol Joint Venture,” under Item 8, “Financial Statements and Supplemental Data,” for additional information regarding the profits and costs sharing and accounting as provided by the cholesterol agreements.

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

Information About the Centocor Licenses

REMICADE is licensed from and manufactured by Centocor, Inc., a Johnson & Johnson company. Schering-Plough has the exclusive marketing rights to this product outside of the U.S., Japan and certain Asian markets. During 2005, Schering-Plough exercised an option under its contract with Centocor for license rights to develop and commercialize golimumab, a fully human monoclonal antibody, in the same territories as REMICADE. Golimumab is currently in Phase III trials. Schering-Plough and Centocor have been collaborating in resolving the difference in the parties’ opinions as to the expiration date of Schering-Plough’s rights to golimumab. In August 2006, Schering-Plough received a determination through arbitration that its rights to market golimumab will extend to 15 years after the first commercial sales in its territories, but Centocor has appealed this ruling.

GLOBAL OPERATIONS

Non-U.S. operations generate the majority of Schering-Plough’s profits and cash flow. Non-U.S. activities are carried out primarily through wholly-owned subsidiaries wherever market potential is adequate and circumstances permit. In addition, Schering-Plough is represented in some markets through licensees or other distribution arrangements. Currently, Schering-Plough has business operations in more than 120 countries and has approximately 19,200 employees outside the U.S.

Non-U.S. operations are subject to certain risks that are inherent in conducting business overseas. These risks include possible nationalization, expropriation, importation limitations, pricing and reimbursement restrictions, and other restrictive governmental actions or economic destabilization. Also, fluctuations in foreign currency exchange rates can impact Schering-Plough’s consolidated financial results. For additional information on global operations, see Item 7, “Management’s Discussion and Analysis,” and the segment information described above.

Net sales by geographic area

	2006	2005	2004
	(Dollars in millions)

United States	$4,192	$3,589	$3,219

Europe and Canada	4,403	4,040	3,595
Pacific Area and Asia	1,009	995	676
Latin America	990	884	782

Total International	6,402	5,919	5,053

Consolidated net sales	$10,594	$9,508	$8,272

Schering-Plough has subsidiaries in more than 50 countries outside the U.S. Net sales are presented in the geographic area in which Schering-Plough’s customers are located. The following countries accounted for 5 percent or more of consolidated net sales during any of the past three years:

	2006		2005		2004
		% of		% of		% of
		Consolidated	Net	Consolidated	Net	Consolidated
	Net Sales	Net Sales	Sales	Net Sales	Sales	Net Sales
	(Dollars in millions)

Total International net sales	$6,402	60%	$5,919	62%	$5,053	61%

France	809	8%	771	8%	729	9%
Japan	669	6%	687	7%	385	5%
Canada	478	5%	418	4%	365	4%
Italy	441	4%	457	5%	443	5%

Net sales by customer

Sales to a single customer that accounted for 10 percent or more of Schering-Plough’s consolidated net sales during any of the past three years were as follows:

	2006		2005		2004
		% of		% of		% of
		Consolidated	Net	Consolidated	Net	Consolidated
	Net Sales	Net Sales	Sales	Net Sales	Sales	Net Sales
	(Dollars in millions)

McKesson Corporation	$1,159	11%	$1,073	11%	$868	10%
Cardinal Health	$1,019	10%	$841	9%	$447	5%

Supplemental sales information

Sales of products comprising 10 percent or more of Schering-Plough’s U.S. or international sales for the year ended December 31, 2006, were as follows:

	Amount	Percentage
	(Dollars in millions)

U.S.
NASONEX	$611	15%
International
REMICADE	$1,240	19%
PEG-INTRON	636	10%

Long-lived assets by geographic location

	2006	2005	2004
	(Dollars in millions)

United States	$2,547	$2,538	$2,447
Singapore	824	840	884
Ireland	488	486	449
Puerto Rico	152	307	298
Other	653	602	768

Total	$4,664	$4,773	$4,846

Long-lived assets shown by geographic location are primarily property.

Schering-Plough does not disaggregate assets on a segment basis for internal management reporting and, therefore, such information is not presented.

RESEARCH AND DEVELOPMENT

Schering-Plough’s research activities are primarily aimed at discovering and developing new prescription products and enhancements to existing prescription products of medical and commercial significance. Company-sponsored research and development expenditures were $2.2 billion, $1.9 billion, and $1.6 billion in 2006, 2005, and 2004, respectively. As a percentage of consolidated net sales, research and development expenditures represented approximately 21 percent, 20 percent and 19 percent in 2006, 2005 and 2004, respectively.

Schering-Plough’s research activities are concentrated in the therapeutic areas of respiratory diseases, inflammatory diseases, infectious diseases, oncology, cardiovascular and metabolic diseases and central nervous system disorders. Schering-Plough also has substantial efforts directed toward biotechnology and immunology. Research activities include expenditures for both internal research efforts and research collaborations with various partners.

While several pharmaceutical compounds are in varying stages of development, it cannot be predicted when or if these compounds will become available for commercial sale. Schering-Plough’s product pipeline lists significant products in development and is available on Schering-Plough’s website at www.schering-plough.com. Due to the nature of the development and approval process — as well as the fact that human health is involved and the science of human health is constantly evolving — the status of any compounds in development is subject to change. Schering-Plough does not assume any duty to update this information.

Four of Schering-Plough’s Phase II projects have been granted fast-track designation by the FDA: a novel thrombin receptor antagonist for acute coronary syndrome and secondary prevention of subsequent cardiovascular events; vicriviroc for HIV; a protease inhibitor compound for hepatitis C; and a new potential treatment for patients with Parkinson’s disease. If any of these products advance to Phase III clinical trials, significant expenditures would be required due to the large number of patients necessary for Phase III trials.

PATENTS, TRADEMARKS AND OTHER INTELLECTUAL PROPERTY RIGHTS

Overview

Intellectual property protection is critical to Schering-Plough’s ability to successfully commercialize its product innovations. Schering-Plough owns, has applied for, or has licensed rights to, a large number of patents, both in the U.S. and in other countries, relating to molecules, products, product uses, formulations and manufacturing processes. There is no assurance that the patents Schering-Plough is seeking will be granted or that the patents Schering-Plough has been granted would be found valid if challenged. Moreover, patents relating to particular molecules, products, uses, formulations, or processes do not preclude other manufacturers from employing alternative processes or from marketing alternative products or formulations that might successfully compete with Schering-Plough’s patented products.

Outside the U.S., the standard of intellectual property protection for pharmaceuticals varies widely. While many countries have reasonably strong patent laws, other countries currently provide little or no effective protection for inventions or other intellectual property rights. Under the Trade-Related Aspects of Intellectual Property Agreement (TRIPs) administered by the World Trade Organization (WTO), more than 140 countries have now agreed to provide non-discriminatory protection for most pharmaceutical inventions and to assure that adequate and effective rights are available to all patent owners. It is possible that changes to this agreement will be made in the future that will diminish or further delay its implementation in developing countries. It is too soon to assess how much, if at all, Schering-Plough will be impacted commercially from these changes.

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

Schering-Plough’s Intellectual Property Portfolio

Patent protection for certain Schering-Plough molecules, products, processes and uses are important to Schering-Plough’s business and financial results. For many of Schering-Plough’s products, in addition to patents on the compound, Schering-Plough holds other patents on manufacturing processes, formulations, or uses that may extend exclusivity beyond the expiration of the compound patent.

Schering-Plough’s subsidiaries own (or have licensed rights under) a number of patents and patent applications, both in the U.S. and abroad. Patents and patent applications relating to Schering-Plough’s significant products, including, without limitation, VYTORIN, ZETIA, REMICADE, NASONEX, INTRON A, PEG-INTRON, TEMODAR and CLARINEX, are of material importance to Schering-Plough.

Worldwide, Schering-Plough sells all major products under trademarks that also are material in the aggregate to its business and financial results. Trademark protection varies throughout the world, with protection continuing in some countries as long as the mark is used and in other countries as long as it is registered. Registrations are normally for fixed but renewable terms.

Patent Challenges Under the Hatch-Waxman Act

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

A number of generic companies have filed ANDAs for CLARINEX tablets, REDITABS, and D-24 and in response, Schering-Plough brought patent infringement actions in 2006. An adverse outcome in this action may result in the introduction of generic desloratadine to prior the expiration of the patent(s) that are the subject of these litigations. In addition, in February 2007, Schering-Plough received a notice from a generic company indicating that it had filed an ANDA for ZETIA and that it is challenging the U.S. patents that are listed for ZETIA. Merck and Schering-Plough are considering the appropriate response.

MARKETING ACTIVITIES AND COMPETITION

Schering-Plough, through its trained professional sales representatives, introduces and makes known its prescription drugs to physicians, pharmacists, hospitals, managed care organizations and buying groups. Schering-Plough sells prescription drugs to hospitals, certain managed care organizations, wholesale distributors and retail pharmacists. Schering-Plough also introduces and makes known its prescription products through journal advertising, direct mail advertising, the distribution of samples to physicians and through television, radio, Internet, print and other advertising media.

Schering-Plough, through its trained professional sales representatives, promotes its animal health products to veterinarians, distributors and animal producers.

Schering-Plough sells over-the-counter, foot care and sun care products through wholesale and retail drug, food chain and mass merchandiser outlets. Schering-Plough promotes directly to the consumer through television, radio, Internet, print and other advertising media.

The pharmaceutical industry is highly competitive and includes other large companies, some significantly larger than Schering-Plough, with substantial resources for research, product development, advertising, promotion and field selling support. There are numerous domestic and international competitors in this industry. Some of the principal competitive techniques used by Schering-Plough for its products include research and development of new and improved products, varied dosage forms and strengths, and switching prescription products to non-prescription status. In the U.S., many of Schering-Plough’s products are subject to increasingly competitive pricing as managed care groups, institutions, federal and state government entities and agencies, and buying groups seek price discounts and rebates. Governmental and other pressures toward the dispensing of generic products may significantly reduce the sales of certain products when they, or competing products in the same therapeutic category, are no longer protected by patents or exclusivity available under pharmaceutical regulatory laws.

Schering-Plough operates primarily in the prescription pharmaceutical marketplace. However, where appropriate, Schering-Plough seeks regulatory approval to switch prescription products to over-the-counter status as a means of extending a product’s life cycle. In this way, the OTC marketplace is another means of maximizing the return on investments in discovery and development.

GOVERNMENT REGULATION

Each of Schering-Plough’s major business segments is subject to significant regulation in multiple jurisdictions. This section describes the general regulatory framework. Additional information about the cost of regulatory compliance and specific impacts on Schering-Plough’s business and financial condition are described under the heading “Regulatory And Competitive Environment In Which Schering-Plough Operates” in Item 7, “Management’s Discussion and Analysis.” Additional information about other regulatory matters can be found in

Item 3, “Legal Matters”, Note 18, “Consent Decree,” and Note 19, “Legal, Environmental and Regulatory Matters,” under Item 8, “Financial Statements and Supplementary Data.”

In the prescription drug segment, regulations apply at all phases of the business, including:

•	regulatory requirements to conduct, and standards for, clinical trials (for example, requiring the use of Good Clinical Practices or GCPs), which apply at the research and development stage;

•	regulatory requirements to conduct, and standards for, post-approval clinical trials;

•	required regulatory approval to begin marketing a new drug or to market an existing drug product for new indications;

•	regulations prescribing the manner in which drugs are manufactured, packaged, labeled, advertised, marketed and distributed;

•	regulations impacting the pricing of drugs;

•	regulatory requirements to assess and report adverse impacts and side effects of drugs used in clinical trials, as well as marketed drugs, called “pharmacovigilance;” and

•	the ability of regulatory authorities to remove a product from the market or recall certain batches of products.

In the U.S., the national regulation of all phases of the prescription drug business except pricing is centralized at the Food and Drug Administration (FDA). The FDA is responsible for protecting the U.S. public health by assuring the safety, efficacy, and security of human and veterinary drugs, biological products and medical devices. Generally, there is free market pricing in the U.S., although the Centers for Medicare and Medicaid Services (CMS) and Medicare Part B and D include provisions about pricing drugs for the elderly, disabled and indigent who receive federal prescription benefits. Schering-Plough is also committed to complying with voluntary best practices of the Pharmaceutical Research and Manufacturers of America (PhRMA), a trade industry group of which it is a member, regarding marketing and advertising practices.

In the European Union (EU), including Schering-Plough’s key markets in the United Kingdom, France, Germany and Italy, there is regulation at the local country level and additional regulation at the EU level, through the European Medicines Agency (EMEA). Pharmaceutical products are regulated at both of these levels through various national, mutual recognition or centralized regulatory procedures. The EMEA coordinates the evaluation and supervision of medicinal products throughout the EU. There is no pan-EU market pricing system; however, individual member states have various systems/agencies that regulate price at a local level.

In Japan, there is regulation through the Pharmaceuticals and Medical Device Agency (PMDA). The PMDA regulates pharmaceuticals and medical devices from development through post-marketing use. The Japanese government regulates the pricing/reimbursement of pharmaceutical products in Japan through a complicated pricing process that includes benchmarks with prices in other Western countries such as the U.S., Canada and select EU countries.

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

RAW MATERIALS

Raw materials essential to Schering-Plough’s operations are available in adequate quantities from a number of potential suppliers. Energy is expected to be available to Schering-Plough in sufficient quantities to meet its operating requirements.

SEASONALITY

Certain of Schering-Plough’s products, particularly the respiratory and sun care categories, are seasonal in nature. Seasonal patterns do not have a pronounced effect on the consolidated operations of Schering-Plough.

ENVIRONMENT

To date, compliance with federal, state and local laws regarding discharge of materials into the environment, or protection of the environment, have not had a material effect on Schering-Plough’s capital expenditures, earnings and competitive position.

EMPLOYEES

At December 31, 2006, Schering-Plough employed approximately 33,500 people worldwide.

AVAILABLE INFORMATION

Schering-Plough’s 10-Ks, 10-Qs, 8-Ks and amendments to those reports are filed with or furnished to the SEC and are available free of charge on Schering-Plough’s website as soon as reasonably practicable after such materials are electronically filed with the SEC. Schering-Plough’s address on the World Wide Web is www.schering-plough.com. Since Schering-Plough began this practice in the third quarter of 2002, each such report has been available on Schering-Plough’s website within 24 hours of filing. Reports filed by Schering-Plough with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 1A.	Risk Factors

Schering-Plough’s future operating results and cash flows may differ materially from the results described in this 10-K due to risks and uncertainties related to Schering-Plough’s business, including those discussed below. In addition, these factors represent risks and uncertainties that could cause actual results to differ materially from those implied by forward-looking statements contained in this report.

Key Schering-Plough products generate a significant amount of Schering-Plough’s profits and cash flows, and any events that adversely affect the market for its leading products could have a material and negative impact on results of operations and cash flows.

Schering-Plough’s ability to generate profits and operating cash flow is largely dependent upon the continued profitability of Schering-Plough’s cholesterol franchise, consisting of VYTORIN and ZETIA. In addition, products such as PEG-INTRON, REBETOL, REMICADE, TEMODAR, OTC CLARITIN and NASONEX accounted for a material portion of 2006 revenues. As a result of Schering-Plough’s dependence on key products, any events that adversely affect the markets for these products could have a significant impact on results of operations. These events include loss of patent protection, increased costs associated with manufacturing, OTC availability of Schering-Plough’s product or a competitive product, the discovery of previously unknown side effects, increased competition from the introduction of new, more effective treatments and discontinuation or removal from the market of the product for any reason.

For example, the profitability of Schering-Plough’s cholesterol franchise may be adversely affected by the introduction of multiple generic forms in December 2006 of two competing cholesterol products that lost patent protection earlier in the year.

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

Schering-Plough’s success is dependent on the development and marketing of new products, and uncertainties in the regulatory and approval process may result in the failure of products to reach the market.

Products that appear promising in development may fail to reach market for numerous reasons, including the following:

•	findings of ineffectiveness, superior safety or efficacy of competing products, or harmful side effects in clinical or pre-clinical testing;

•	failure to receive the necessary regulatory approvals, including delays in the approval of new products and new indications;

•	lack of economic feasibility due to manufacturing costs or other factors; and

•	preclusion from commercialization by the proprietary rights of others.

Intellectual property protection for innovation is an important contributor to Schering-Plough’s profitability. Generic forms of Schering-Plough’s products may be introduced to the market as a result of the expiration of patents covering Schering-Plough’s products, a successful challenge to Schering-Plough’s patent, or the at-risk launch of a generic version of a Schering-Plough product, which may have a material and negative effect on results of operations.

Intellectual property protection is critical to Schering-Plough’s ability to successfully commercialize its products. Upon the expiration or the successful challenge of Schering-Plough’s patents covering a product, competitors may introduce lower-priced generic versions of such products, which may include Schering-Plough’s well-established products. In recent years, some generic manufacturers have launched generic versions of products before the ultimate resolution of patent litigation (commonly known as “at-risk” product launches). Such generic competition could result in the loss of a significant portion of sales or downward pressures on the prices at which Schering-Plough offers formerly patented products, particularly in the U.S. Patents and patent applications relating to Schering-Plough’s significant products are of material importance to Schering-Plough.

Additionally, certain foreign governments have indicated that compulsory licenses to patents may be granted in the case of national emergencies, which could diminish or eliminate sales and profits from those regions and negatively affect Schering-Plough’s results of operations.

Patent disputes can be costly to prosecute and defend and adverse judgments could result in damage awards, increased royalties and other similar payments and decreased sales.

Patent positions can be highly uncertain and patent disputes in the pharmaceutical industry are not unusual. An adverse result in a patent dispute involving Schering-Plough’s patents, or the patents of its collaborators, may lead to a loss of market exclusivity and render such patents invalid. An adverse result in a patent dispute involving patents held by a third party may preclude the commercialization of Schering-Plough’s products, force Schering-Plough to obtain licenses in order to continue manufacturing or marketing the affected products, which licenses may not be available on commercially reasonable terms, negatively affect sales of existing products or result in injunctive relief and payment of financial remedies. For example, Schering-Plough’s product, DR. SCHOLL’S FREEZE AWAY wart removal product, is currently the subject of a patent infringement action brought by a third party company, and an adverse outcome in this action may result in Schering-Plough’s inability to continue manufacturing the product.

Even if Schering-Plough is ultimately successful in a particular dispute, Schering-Plough may incur substantial costs in defending its patents and other intellectual property rights. For example, a generic manufacturer may file an Abbreviated New Drug Application seeking approval after the expiration of the applicable data exclusivity and alleging that one or more of the patents listed in the innovator’s New Drug

Application are invalid or not infringed. This allegation is commonly known as a Paragraph IV certification. The innovator then has the ability to file suit against the generic manufacturer to enforce its patents. In recent years, generic manufacturers have used Paragraph IV certifications extensively to challenge patents on a wide array of innovative pharmaceuticals, and it is anticipated that this trend will continue. The potential for litigation regarding Schering-Plough’s intellectual property rights always exists and may be initiated by third parties attempting to abridge Schering-Plough’s rights, as well as by Schering-Plough in protecting its rights. See “Patent Challenges Under the Hatch-Waxman Act” in Item 1, “Business”, for a discussion of current Paragraph IV certifications for Schering-Plough products.

U.S. and foreign regulations, including those establishing Schering-Plough’s ability to price products, may negatively affect Schering-Plough’s sales and profit margins.

Schering-Plough faces increased pricing pressure in the U.S. and abroad from managed care organizations, institutions and government agencies and programs that could negatively affect Schering-Plough’s sales and profit margins. For example, the Medicare Prescription Drug Improvement and Modernization Act of 2003 contains a prescription drug benefit for individuals who are eligible for Medicare. The prescription drug benefit became effective on January 1, 2006, and is resulting in increased use of generics and increased purchasing power of those negotiating on behalf of Medicare recipients.

In addition to legislation concerning price controls, other trends that could affect Schering-Plough’s business include legislative or regulatory action relating to pharmaceutical pricing and reimbursement, health care reform initiatives and drug importation legislation, involuntary approval of medicines for OTC use, consolidation among customers and trends toward managed care and health care costs containment.

As a result of the U.S. government’s efforts to reduce Medicaid expenses, managed care organizations continue to grow in influence and Schering-Plough faces increased pricing pressure as managed care organizations continue to seek price discounts with respect to Schering-Plough’s products.

Outside of the U.S., many governmental agencies strictly control, directly or indirectly, the prices at which pharmaceutical products are sold. In the international markets, cost control methods including restrictions on physician prescription levels and patient reimbursements; emphasis on greater use of generic drugs; and across-the-board price cuts may decrease revenues internationally.

There are material pending government investigations against Schering-Plough, which could lead to the commencement of civil and/or criminal proceedings involving the imposition of substantial fines, penalties and injunctive or administrative remedies, including exclusion from government reimbursement programs, and which could give rise to other investigations or litigation by government entities or private parties.

Schering-Plough cannot predict with certainty the outcome of the pending investigations to which it is subject, any of which may lead to a judgment or settlement involving a significant monetary award or restrictions on its operations.

The pricing, sales and marketing programs and arrangements, and related business practices of Schering-Plough and other participants in the health care industry are under increasing scrutiny from federal and state regulatory, investigative, prosecutorial and administrative entities. These entities include the Department of Justice and its U.S. Attorney’s Offices, the Office of Inspector General of the Department of Health and Human Services, the FDA, the Federal Trade Commission and various state Attorneys General offices. Many of the health care laws under which certain of these governmental entities operate, including the federal and state anti-kickback statutes and statutory and common law false claims laws, have been construed broadly by the courts and permit the government entities to exercise significant discretion. In the event that any of those governmental entities believes that wrongdoing has occurred, one or more of them could institute civil or criminal proceedings which, if resolved unfavorably, could subject Schering-Plough to substantial fines, penalties and injunctive or administrative remedies, including exclusion from government reimbursement programs. In addition, an adverse outcome to a government investigation could prompt other government entities to commence investigations of Schering-Plough or cause those entities or private parties to bring civil claims against it. Schering-Plough also cannot predict whether any investigations will affect its marketing practices or sales. Any such result could have a material adverse impact on Schering-Plough’s results of operations, cash flows, financial condition, or its business.

Regardless of the merits or outcomes of these investigations, government investigations are costly, divert management’s attention from Schering-Plough’s business and may result in substantial damage to Schering-Plough’s reputation. Please refer to Item 3, “Legal Proceedings” for descriptions of these pending investigations.

There are other legal matters in which adverse outcomes could negatively affect Schering-Plough’s business.

Unfavorable outcomes in other pending litigation matters, or in future litigation, including litigation concerning product pricing, securities law violations, product liability claims, ERISA matters, patent and intellectual property disputes, and antitrust matters could preclude the commercialization of products, negatively affect the profitability of existing products and could subject Schering-Plough to substantial fines, penalties and injunctive or administrative remedies, including exclusion from government reimbursement programs. Any such result could materially and adversely affect Schering-Plough’s results of operations, cash flows, financial condition, or its business.

Please refer to Item 3, “Legal Proceedings” for descriptions of significant pending litigation.

Schering-Plough is subject to governmental regulations, and the failure to comply with, as well as the costs of compliance of, these regulations may adversely affect Schering-Plough’s financial position and results of operations.

Schering-Plough’s manufacturing facilities and clinical/research practices must meet stringent regulatory standards and are subject to regular inspections. The cost of regulatory compliance, including that associated with compliance failures, can materially affect Schering-Plough’s financial position and results of operations. Failure to comply with regulations, which include pharmacovigilance reporting requirements and standards relating to clinical, laboratory and manufacturing practices, can result in delays in the approval of drugs, seizure or recalls of drugs, suspension or revocation of the authority necessary for the production and sale of drugs, fines and other civil or criminal sanctions.

For example, in May 2002, Schering-Plough agreed with the FDA to the entry of a Consent Decree to resolve issues related to compliance with current Good Manufacturing Practices at certain of Schering-Plough’s facilities in New Jersey and Puerto Rico. The Consent Decree work placed significant additional controls on production and release of products from these sites, which increased costs and slowed production and led to a reduction in the number of products produced at the sites. Further, Schering-Plough’s research and development operations were negatively impacted by the Consent Decree because these operations share common facilities with the manufacturing operations.

Schering-Plough also is subject to other regulations, including environmental, health and safety, and labor regulations.

Developments following regulatory approval may decrease demand for Schering-Plough’s products.

Even after a product reaches market, certain developments following regulatory approval, including results in post-marketing Phase IV trials, may decrease demand for Schering-Plough’s products, including the following:

•	the re-review of products that are already marketed;

•	new scientific information and evolution of scientific theories;

•	the recall or loss of marketing approval of products that are already marketed;

•	uncertainties concerning safety labeling changes; and

•	greater scrutiny in advertising and promotion.

In the past several years, clinical trials and post-marketing surveillance of certain marketed drugs of competitors within the industry have raised safety concerns that have led to recalls, withdrawals or adverse labeling of marketed products. These situations also have raised concerns among some prescribers and patients relating to the safety and efficacy of pharmaceutical products in general, which have negatively affected the sales of such products.

In addition, following the wake of recent product withdrawals of other companies and other significant safety issues, health authorities such as the FDA, the European Medicines Agency and the Pharmaceuticals and Medicines Device Agency have increased their focus on safety when assessing the benefit/risk balance of drugs. Some health authorities appear to have become more cautious when making decisions about approvability of new products or indications and are re-reviewing select products that are already marketed, adding further to the uncertainties in the regulatory processes. There is also greater regulatory scrutiny, especially in the U.S., on advertising and promotion and in particular, direct-to-consumer advertising.

If previously unknown side effects are discovered or if there is an increase in the prevalence of negative publicity regarding known side effects of any of Schering-Plough’s products, it could significantly reduce demand for the product or may require Schering-Plough to remove the product from the market. Further, in the current environment in which all pharmaceutical companies operate, Schering-Plough is at risk for product liability claims for its products.

New products and technological advances developed by Schering-Plough’s competitors may negatively affect sales.

Schering-Plough operates in a highly competitive industry. Schering-Plough competes with a large number of multinational pharmaceutical companies, biotechnology companies and generic pharmaceutical companies. Many of Schering-Plough’s competitors have been conducting research and development in areas both served by Schering-Plough’s current products and by those products Schering-Plough is in the process of developing. Competitive developments that may impact Schering-Plough include technological advances by, patents granted to, and new products developed by competitors or new and existing generic, prescription and/or OTC products that compete with products of Schering-Plough or the Merck/Schering-Plough Cholesterol Partnership. In addition, it is possible that doctors, patients and providers may favor those products offered by competitors due to safety, efficacy, pricing or reimbursement characteristics, and as a result Schering-Plough will be unable to maintain its sales for such products.

Competition from third parties may make it difficult for Schering-Plough to acquire or license new products or product candidates (regardless of stage of development) or to enter into such transactions on terms that permit Schering-Plough to generate a positive financial impact.

Schering-Plough depends on acquisition and in-licensing arrangements as a source for new products. Opportunities for obtaining or licensing new products are limited, however, and securing rights to them typically requires substantial amounts of funding or substantial resource commitments. Schering-Plough competes for these opportunities against many other companies and third parties that have greater financial resources and greater ability to make other resource commitments. Schering-Plough may not be able to acquire or license new products, which could adversely impact Schering-Plough and its prospects. Schering-Plough may also have difficulty acquiring or licensing new products on acceptable terms. To secure rights to new products, Schering-Plough may have to make substantial financial or other resource commitments that could limit its ability to produce a positive financial impact from such transactions.

Schering-Plough relies on third-party relationships for its key products, and the conduct and changing circumstances of such third parties may adversely impact the business.

Schering-Plough has several relationships with third parties on which Schering-Plough depends for many of its key products. Very often these third parties compete with Schering-Plough or have interests that are not aligned with the interests of Schering-Plough. Notwithstanding any contracts Schering-Plough has with these third parties,

Schering-Plough may not be able to control or influence the conduct of these parties, or the circumstances that affect them, either of which could adversely impact Schering-Plough.

Schering-Plough operates a global business that exposes Schering-Plough to additional risks, and any adverse events could have a material negative impact on results of operations.

Schering-Plough operates in more than 120 countries, and non-U.S. operations generate the majority of Schering-Plough’s profit and cash flow. Non-U.S. operations are subject to certain risks, which are inherent in conducting business overseas. These risks include:

•	changes in foreign medical reimbursement policies and programs and pricing restrictions;

•	multiple foreign regulatory requirements that could restrict Schering-Plough’s ability to manufacture and sell its products;

•	fluctuations in inflation, interest rate, and foreign currency exchange rates;

•	trade protection measures and import or export licensing requirements;

•	diminished protection of intellectual property in some countries; and

•	possible nationalization and expropriation.

In addition, there may be changes to Schering-Plough’s business and political position if there is instability, disruption or destruction in a significant geographic region, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest; and natural or man-made disasters, including famine, flood, fire, earthquake, storm or disease.

Insurance coverage for product liability may become unavailable or cost prohibitive.

Schering-Plough maintains insurance coverage with such deductibles and self-insurance to reflect market conditions (including cost and availability) existing at the time it is written, and the relationship of insurance coverage to self-insurance varies accordingly. However, as a result of increased product liability claims in the pharmaceutical industry, the availability of third party insurance may become unavailable or cost prohibitive.

Schering-Plough is subject to evolving and complex tax laws, which may result in additional liabilities that may affect results of operations.

Schering-Plough is subject to evolving and complex tax laws in the U.S. and in foreign jurisdictions. Significant judgment is required for determining Schering-Plough’s tax liabilities, and Schering-Plough’s tax returns are periodically examined by various tax authorities. Schering-Plough’s U.S. federal income tax returns for the 1997-2002 period are currently under audit by the Internal Revenue Service. Schering-Plough may be challenged by the IRS and other tax authorities on positions it has taken in its income tax returns. Although Schering-Plough believes that its accrual for tax contingencies is adequate for all open years, based on past experience, interpretations of tax law, and judgments about potential actions by tax authorities, due to the complexity of tax contingencies, the ultimate resolution of any tax matters may result in payments greater or less than amounts accrued.

In addition, Schering-Plough may be impacted by changes in tax laws including tax rate changes, changes to the laws related to the remittance of foreign earnings, new tax laws and revised tax law interpretations in domestic and foreign jurisdictions.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Schering-Plough’s corporate headquarters is located in Kenilworth, New Jersey. Principal research facilities are located in Kenilworth, Union and Summit, New Jersey; Palo Alto, California; Cambridge, Massachusetts; and Elkhorn, Nebraska. Principal manufacturing facilities are as follows:

Location	Product Type

Belgium	Pharmaceuticals
Cleveland, Tennessee, U.S.A.	Consumer Products
Ireland	Pharmaceuticals, Consumer Products, Animal Health
Kenilworth, New Jersey, U.S.A.	Pharmaceuticals, Consumer Products
Mexico	Pharmaceuticals
Omaha, Nebraska, U.S.A.	Animal Health
Puerto Rico	Pharmaceuticals
Singapore	Pharmaceuticals

Schering-Plough owns these properties, with the exception of the Massachusetts research facility. In general, the properties are adequately maintained and suitable for their purposes. As discussed in more detail in Part II of this 10-K, certain of Schering-Plough’s manufacturing sites operate below capacity. During 2006, Schering-Plough took actions to streamline manufacturing operations and continues to work on enhancing long-term competitiveness. See Item 7, “Management Discussion and Analysis,” Note 2, “Special Charges and Manufacturing Streamlining,” and Note 18, “Consent Decree,” under Item 8, “Financial Statements and Supplementary Data,” for additional information.

Schering-Plough is currently in the process of building a U.S. pharmaceutical sciences center in New Jersey. Capital expenditures of approximately $38 million were made in 2006 related to this center. Additional capital expenditures of approximately $260 million are expected over the next three years. Schering-Plough is also upgrading processes and systems and strengthening talent in the R&D area.

Item 3.	Legal Proceedings

Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Schering-Plough Corporation or any of its subsidiaries or to which any of their property is subject, are disclosed below.

Additional information on legal proceedings, including important financial information, can be found in the Litigation Charges discussion in Note 2, “Special Charges and Manufacturing Streamlining,” Item 7, “Management’s Discussion and Analysis,” and Note 19, “Legal, Environmental and Regulatory Matters” contained in Item 8, “Financial Statements and Supplementary Data.”

Patent Matters

As described in “Patents, Trademarks, and Other Intellectual Property Rights” under Item 1, “Business,” intellectual property protection is critical to Schering-Plough’s ability to successfully commercialize its product innovations. The potential for litigation regarding Schering-Plough’s intellectual property rights always exists and may be initiated by third parties attempting to abridge Schering-Plough’s rights, as well as by Schering-Plough in protecting its rights. Patent matters described below have a potential material effect on Schering-Plough.

DR. SCHOLL’S FREEZE AWAY Patent.  On July 26, 2004, OraSure Technologies filed an action in the U.S. District Court for the Eastern District of Pennsylvania alleging patent infringement by Schering-Plough HealthCare Products by its sale of DR. SCHOLL’S FREEZE AWAY wart removal product. The complaint seeks a permanent injunction and unspecified damages, including treble damages.

Massachusetts Investigation

On August 29, 2006, Schering-Plough announced it had reached an agreement with the U.S. Attorney’s Office for the District of Massachusetts to settle an investigation involving Schering-Plough’s sales, marketing and clinical trial practices and programs along with those of Warrick Pharmaceuticals (Warrick), Schering-Plough’s generic subsidiary (the “Massachusetts Investigation”). The investigation was focused on the following alleged practices: providing remuneration to managed care organizations, physicians and others to induce the purchase of Schering pharmaceutical products; off-label marketing of drugs; and submitting false pharmaceutical pricing information to the government for purposes of calculating rebates required to be paid to the Medicaid program.

The agreement provided for an aggregate settlement amount of $435 million — a criminal fine of $180 million and $255 million to resolve civil aspects of the investigation. On January 17, 2007, Schering Sales Corporation, a subsidiary of Schering-Plough, pled guilty to one count of conspiracy to make false statements to the government. In connection with the settlement, Schering-Plough signed an addendum to an existing corporate integrity agreement with the Office of Inspector General of the U.S. Department of Health and Human Services. The addendum will not affect Schering-Plough’s ongoing business with any customers, including the federal government.

In 2005, Schering-Plough had recorded a liability of $500 million related to the Massachusetts Investigation as well as the investigations and the state litigation described below under “AWP Litigation and Investigations.” The settlement amount of $435 million relates only to the Massachusetts Investigation. The AWP litigation and investigations are ongoing.

AWP Litigation and Investigations

Schering-Plough continues to respond to existing and new litigation by certain states and private payors and investigations by the Department of Health and Human Services, the Department of Justice and several states into industry and Schering-Plough practices regarding average wholesale price (AWP). Schering-Plough is cooperating with these investigations. These litigations and investigations relate to whether the AWP used by pharmaceutical companies for certain drugs improperly exceeds the average prices paid by providers and, as a consequence, results in unlawful inflation of certain reimbursements for drugs by state programs and private payors that are based on AWP. The complaints allege violations of federal and state law, including fraud, Medicaid fraud and consumer protection violations, among other claims. In the majority of cases, the plaintiffs are seeking class certifications. In some cases, classes have been certified. The outcome of these litigations and investigations could include substantial damages, the imposition of substantial fines, penalties and injunctive or administrative remedies.

Securities and Class Action Litigation

Federal Securities Litigation

Following Schering-Plough’s announcement that the FDA had been conducting inspections of Schering-Plough’s manufacturing facilities in New Jersey and Puerto Rico and had issued reports citing deficiencies concerning compliance with current Good Manufacturing Practices, several lawsuits were filed against Schering-Plough and certain named officers. These lawsuits allege that the defendants violated the federal securities laws by allegedly failing to disclose material information and making material misstatements. Specifically, they allege that Schering-Plough failed to disclose an alleged serious risk that a new drug application for CLARINEX would be delayed as a result of these manufacturing issues, and they allege that Schering-Plough failed to disclose the alleged depth and severity of its manufacturing issues. These complaints were consolidated into one action in the U.S. District Court for the District of New Jersey, and a consolidated amended complaint was filed on October 11, 2001, purporting to represent a class of shareholders who purchased shares of Schering-Plough stock from May 9, 2000 through February 15, 2001. The complaint seeks compensatory damages on behalf of the class. The Court certified the shareholder class on October 10, 2003. Discovery is ongoing.

Shareholder Derivative Actions

Two lawsuits were filed in the U.S. District Court for the District of New Jersey against Schering-Plough, certain officers, directors and a former director seeking damages on behalf of Schering-Plough, including disgorgement of trading profits made by defendants allegedly obtained on the basis of material non-public information. The complaints allege a failure to disclose material information and breach of fiduciary duty by the directors, relating to the FDA inspections and investigations into Schering-Plough’s pricing practices and sales, marketing and clinical trials practices. These lawsuits are shareholder derivative actions that purport to assert claims on behalf of Schering-Plough. The two shareholder derivative actions pending in the U.S. District Court for the District of New Jersey were consolidated into one action on August 20, 2001.

ERISA Litigation

On March 31, 2003, Schering-Plough was served with a putative class action complaint filed in the U.S. District Court in New Jersey alleging that Schering-Plough, retired Chairman, CEO and President Richard Jay Kogan, Schering-Plough’s Employee Savings Plan (Plan) administrator, several current and former directors, and certain corporate officers (Messrs. LaRosa and Moore) breached their fiduciary obligations to certain participants in the Plan. The complaint seeks damages in the amount of losses allegedly suffered by the Plan. The complaint was dismissed on June 29, 2004. The plaintiffs appealed. On August 19, 2005, the U.S. Court of Appeals for the Third Circuit reversed the dismissal by the District Court and the matter has been remanded back to the District Court for further proceedings.

K-DUR Antitrust litigation

Schering-Plough had settled patent litigation with Upsher-Smith, Inc. (Upsher-Smith) and ESI Lederle, Inc. (Lederle), relating to generic versions of K-DUR, Schering-Plough’s long-acting potassium chloride product supplement used by cardiac patients, for which Lederle and Upsher Smith had filed Abbreviated New Drug Applications. Following the commencement of an FTC administrative proceeding alleging anti-competitive effects from those settlements, alleged class action suits were filed in federal and state courts on behalf of direct and indirect purchasers of K-DUR against Schering-Plough, Upsher-Smith and Lederle. These suits claim violations of federal and state antitrust laws, as well as other state statutory and common law causes of action. These suits seek unspecified damages. Discovery is ongoing.

Third-Party Payor Actions

Several purported class action litigations have been filed following the announcement of the settlement of the Massachusetts Investigation. Plaintiffs in these actions seek damages on behalf of third-party payors resulting from the allegations of off-label promotion and improper payments to physicians that were at issue in the Massachusetts Investigation.

Tax Matters

In October 2001, IRS auditors asserted that two interest rate swaps that Schering-Plough entered into with an unrelated party should be recharacterized as loans from affiliated companies, resulting in additional tax liability for the 1991 and 1992 tax years. In September 2004, Schering-Plough made payments to the IRS in the amount of $194 million for income tax and $279 million for interest. Schering-Plough filed refund claims for the tax and interest with the IRS in December 2004. Following the IRS’s denial of Schering-Plough’s claims for a refund, Schering-Plough filed suit in May 2005 in the U.S. District Court for the District of New Jersey for refund of the full amount of the tax and interest. This refund litigation is currently in the discovery phase. Schering-Plough’s tax reserves were adequate to cover the above-mentioned payments.

Pending Administrative Obligations

In connection with the settlement of an investigation with the U.S. Department of Justice and the U.S. Attorney’s Office for the Eastern District of Pennsylvania, Schering-Plough entered into a five-year corporate integrity agreement (CIA). The CIA was amended in August of 2006 in connection with the settlement of the Massachusetts Investigation, commencing a new five-year term. As disclosed in Note 18, “Consent Decree,” Schering-Plough is subject to obligations under a Consent Decree with the FDA. Failure to comply with the obligations under the CIA or the Consent Decree can result in financial penalties.

For a discussion of pending pharmacovigilance matters resulting from pharmacovigilance inspections by officials of the British and French medicines agencies conducted at the request of the European Medicines Agency (EMEA), refer to “Regulatory and Competitive Environment in Which Schering-Plough Operates” in Item 7, “Management’s Discussion and Analysis.”

Other Matters

NITRO-DUR Investigation

In August 2003, Schering-Plough received a civil investigative subpoena issued by the Office of Inspector General of the U.S. Department of Health and Human Services, seeking documents concerning Schering-Plough’s classification of NITRO-DUR for Medicaid rebate purposes, and Schering-Plough’s use of nominal pricing and bundling of product sales. Schering-Plough is cooperating with the investigation. It appears that the subpoena is one of a number addressed to pharmaceutical companies concerning an inquiry into issues relating to the payment of government rebates.

Senate Finance Committee Inquiry

In January 2006, the United States Senate Committee on Finance followed up on previous requests to Schering-Plough with a request for further information on Schering-Plough’s practices relating to educational and other grants. Schering-Plough understands that the Committee has directed similar follow-up requests to other pharmaceutical companies. Schering-Plough is cooperating with the Committee and has responded to its requests.

French Matter

Based on a complaint to the French competition authority from a competitor in France and pursuant to a court order, the French competition authority has obtained documents from a French subsidiary of Schering-Plough relating to one of the products that the subsidiary markets and sells. Any resolution of this matter adverse to the French subsidiary could result in the imposition of civil fines and injunctive or administrative remedies.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Listed below are the executive officers and corporate officers of Schering-Plough as of February 27, 2007. Unless otherwise indicated, each has held the position indicated for the past five years. Officers serve for one year and until their successors have been duly appointed.

Name	Title	Age

Robert J. Bertolini*	Executive Vice President and Chief Financial Officer(1)	45
John M. Carroll	Vice President, Global Internal Audits(2)	46
C. Ron Cheeley*	Senior Vice President, Global Human Resources(3)	56
Carrie S. Cox*	Executive Vice President and President, Global Pharmaceuticals(4)	49
William J. Creelman	Vice President, Tax(5)	51
Fred Hassan*	Chairman and Chief Executive Officer(6)	61
Steven H. Koehler*	Vice President and Controller(7)	56
Thomas P. Koestler, Ph.D.*	Executive Vice President and President, Schering-Plough Research Institute(8)	55
Raul E. Kohan*	Senior Vice President and President, Animal Health(9)	54
Joseph J. LaRosa	Vice President, Legal Affairs(10)	48
Ian A.T. McInnes	Senior Vice President, Global Supply Chain(11)	54
E. Kevin Moore	Vice President and Treasurer	54
Lori Queisser*	Senior Vice President, Global Compliance and Business Practices(12)	46
Thomas J. Sabatino, Jr.*	Executive Vice President and General Counsel(13)	48
Karl Salnoske	Vice President and Chief Information Officer(14)	53
Brent Saunders*	Senior Vice President and President, Consumer Health Care(15)	37
Susan Ellen Wolf	Corporate Secretary, Associate General Counsel and Vice President, Corporate Governance(16)	52

*	Officers as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934.

(1)	Mr. Bertolini joined Schering-Plough in 2003 as Executive Vice President and Chief Financial Officer. Mr. Bertolini was a partner at PricewaterhouseCoopers from 1993 to 2003.

(2)	Mr. Carroll joined Schering-Plough in 2006 as Vice President, Global Internal Audits. Mr. Carroll was Vice President and General Auditor of American Standard Companies from 2003 to 2006, General Auditor of American Standard Companies from 2002 to 2003 and Assistant Treasurer of Bristol-Myers Squibb from 2000 to 2002.

(3)	Mr. Cheeley joined Schering-Plough in 2003 as Senior Vice President, Global Human Resources. Mr. Cheeley was Group Vice President, Global Compensation and Benefits, Pharmacia Corporation, from 1998 to 2003.

(4)	Ms. Cox joined Schering-Plough in 2003 as Executive Vice President and President, Global Pharmaceuticals. Ms. Cox was Executive Vice President and President, Global Prescription Business, Pharmacia Corporation, from 1999 to 2003.

(5)	Mr. Creelman joined Schering-Plough in 2004 as Vice President, Tax. Mr. Creelman was Senior Tax Counsel, Pfizer from 2003 to 2004. Mr. Creelman was Assistant Vice President-International Tax, CIGNA Corporation, from 2002 to 2003.

(6)	Mr. Hassan joined Schering-Plough in 2003 as Chairman of the Board and Chief Executive Officer. Mr. Hassan was Chairman of the Board and Chief Executive Officer of Pharmacia Corporation from 2001 to 2003.

(7)	Mr. Koehler joined Schering-Plough in 2006 as Vice President and Controller. Mr. Koehler was Senior Vice President, Chief Financial Officer and Treasurer from 2004 to 2006, and Vice President, Chief Financial Officer, Treasurer, and Corporate Secretary from 2002 to 2004, of The Medicines Company.

(8)	Dr. Koestler was named Executive President and President of Schering-Plough Research Institute in September of 2006. Dr. Koestler was Executive Vice President, Global Development, Schering-Plough Research Institute from 2005 to September of 2006, Executive Vice President in Schering-Plough Research Institute from 2003 to 2005, and Senior Vice President, Global Regulatory Affairs, Pharmacia Corporation, from 2001 to 2003.

(9)	Mr. Kohan was named Senior Vice President and President, Animal Health in February 2007. Mr. Kohan was appointed President of Schering-Plough Animal Health in 1993 and became Group Head of Specialty Operations in 2003.

(10)	Mr. LaRosa became Vice President, Legal Affairs, in 2004. Mr. LaRosa was Staff Vice President, Secretary and Associate General Counsel, from 2001 to 2004.

(11)	Dr. McInnes joined Schering-Plough in 2004 as Senior Vice President, Global Supply Chain. Dr. McInnes was Executive Vice President, Supply Chain, Watson Pharmaceuticals, Inc., from 2003 to 2004 and Senior Vice President, Global Supply Chain, Pharmacia Corporation from 1994 to 2003.

(12)	Ms. Queisser joined Schering-Plough in February of 2007 as Senior Vice President, Global Compliance and Business Practices. Ms. Queisser was Vice President, Chief Compliance Officer, from October 2002 to February 2007, and Executive Director and General Auditor from March 2002 to October 2002 of Eli Lilly and Company.

(13)	Mr. Sabatino joined Schering-Plough in 2004 as Executive Vice President and General Counsel. Mr. Sabatino was Senior Vice President and General Counsel, Baxter International, Inc., from 2001 to 2004.

(14)	Mr. Salnoske joined Schering-Plough in 2004 as Vice President and Chief Information Officer. Mr. Salnoske was CEO of Adaptive Trade from 2001 to 2004.

(15)	Mr. Saunders was appointed Senior Vice President and President, Consumer Health Care in February 2007. Mr. Saunders joined Schering-Plough in 2003 as Senior Vice President, Global Compliance and Business Practices. Mr. Saunders was a partner at PricewaterhouseCoopers from 2000 to 2003.

(16)	Ms. Wolf was named Vice President, Corporate Secretary and Associate General Counsel, in 2004. She held various positions in Schering-Plough’s Law Department from 2002 to 2004.

Part II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

The principal market for Schering-Plough’s common stock is the New York Stock Exchange. Additional information required by this Item is incorporated by reference from the table captioned “Quarterly Data” (unaudited) under Item 8, “Financial Statements and Supplementary Data.”

The following table provides information with respect to purchases by Schering-Plough of its common shares during the fourth quarter of 2006.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
		Average	Part of Publicly	Yet be Purchased
	Total Number of	Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchased	per Share	Programs	Programs

October 1, 2006 through October 31, 2006	10,894	$22.46	N/A	N/A
November 1, 2006 through November 30, 2006	49,886	21.89	N/A	N/A
December 1, 2006 through December 31, 2006	1,107,471	22.49	N/A	N/A
Total October 1, 2006 through December 31, 2006	1,168,251	22.46	N/A	N/A

(1)	All of the shares included in the table above were repurchased pursuant to Schering-Plough’s stock incentive program and represent shares delivered to Schering-Plough by option holders for payment of the exercise price and tax withholding obligations in connection with stock options and stock awards.

Performance Graph

Comparison of Cumulative Total Return
For the Five Years Ended December 31, 2006

	2001	2002	2003	2004	2005	2006
Schering-Plough Corporation	100	64	51	63	63	72
Composite Peer Group	100	78	85	79	75	88
S&P 500 Index	100	78	100	111	116	134

The graph above assumes a $100 investment on December 31, 2001, and reinvestment of all dividends, in each of Schering-Plough’s Common Shares, the S&P 500 Index, and a composite peer group of the major U.S.-based pharmaceutical companies, which are: Abbott Laboratories, Bristol-Myers Squibb Company, Johnson & Johnson, Eli Lilly and Company, Merck & Co., Inc., Pfizer Inc. and Wyeth. (Warner Lambert Company and Pharmacia Corporation, which are no longer publicly traded after being acquired by Pfizer, Inc., are no longer included in the peer index.)

Item 6.	Selected Financial Data

	2006	2005	2004	2003	2002
	(In millions, except per share figures and percentages)

Operating Results
Net sales	$10,594	$9,508	$8,272	$8,334	$10,180
Equity (income) from cholesterol joint venture	(1,459)	(873)	(347)	(54)	—
Income/(loss) before income taxes(1)	1,483	497	(168)	(46)	2,563
Net income/(loss)(1)	1,143	269	(947)	(92)	1,974
Net income/(loss) available to common shareholders	1,057	183	(981)	(92)	1,974
Diluted earnings/(loss) per common share(1)	0.71	0.12	(0.67)	(0.06)	1.34
Basic earnings/(loss) per common share(1)	0.71	0.12	(0.67)	(0.06)	1.35
Research and development expenses	2,188	1,865	1,607	1,469	1,425
Depreciation and amortization expenses	568	486	453	417	372
Financial Position and Cash Flows
Property, net	$4,365	$4,487	$4,593	$4,527	$4,236
Total assets	16,071	15,469	15,911	15,271	14,136
Long-term debt	2,414	2,399	2,392	2,410	21
Shareholders’ equity	7,908	7,387	7,556	7,337	8,142
Capital expenditures	458	478	489	711	776
Financial Statistics
Net income/(loss) as a percent of net sales	10.8%	2.8%	(11.4)%	(1.1)%	19.4%
Return on average shareholders’ equity	14.9%	3.6%	(12.7)%	(1.2)%	25.9%
Net book value per common share(2)	$5.10	$4.77	$4.91	$4.99	$5.55
Other Data
Cash dividends per common share	$0.22	$0.22	$0.22	$0.565	$0.67
Cash dividends paid on common shares	326	324	324	830	983
Cash dividends on preferred shares	86	86	30	—	—
Average shares outstanding used in calculating diluted earnings/(loss) per common share	1,491	1,484	1,472	1,469	1,470
Average shares outstanding used in calculating basic earnings/(loss) per common share	1,482	1,476	1,472	1,469	1,466
Common shares outstanding at year-end	1,487	1,479	1,474	1,471	1,468

(1)	2006, 2005, 2004, 2003, and 2002 include Special Charges and Manufacturing Streamlining costs of $248, $294, $153, $599, and $150, respectively. See Note 2, “Special Charges and Manufacturing Streamlining,” for additional information on these charges that have been incurred in 2006, 2005, and 2004. The special charges incurred in 2003 and 2002 included the increases in litigation reserves of $350 million and $150 million, respectively, that resulted from the investigations into Schering-Plough’s sales and marketing practices. The 2003 special charges also included approximately $179 million of employee termination costs related to the Voluntary Early Retirement Program announced in August 2003 and $70 million of asset impairment and other charges related to the closure of a manufacturing facility in the United Kingdom, the write-down of production equipment related to products that were no longer going to be produced at a manufacturing site operating under the FDA Consent Decree, and the write-down of a drug license and a sun care trade name for which expected cash flows did not support the carrying value.

(2)	Assumes conversion of all preferred shares into approximately 65 million common shares for 2006, 69 million common shares for 2005 and 65 million common shares for 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

Overview of Schering-Plough

Schering-Plough discovers, develops, manufactures and markets medical therapies and treatments to enhance human health. Schering-Plough also markets leading consumer brands in the over-the-counter (OTC), foot care and sun care markets and operates a global animal health business.

There are two sources of new products: products acquired through acquisition and licensing arrangements, and products in Schering-Plough’s late-stage research pipeline. With respect to acquisitions and licensing, Schering-Plough has recently acquired some new product licenses. However, there are limited opportunities for obtaining or licensing critical late-stage products that will have a positive material financial impact. These limited opportunities typically require substantial amounts of funding. Schering-Plough often competes for these opportunities against companies with greater financial resources.

Strategy — Focused on Science

Earlier this decade, Schering-Plough experienced a number of business, regulatory, and legal challenges. In April 2003, the Board of Directors named Fred Hassan as the new Chairman of the Board and Chief Executive Officer of Schering-Plough Corporation. With support from the Board, he recruited a new senior executive team and initiated a strategic plan, with the goal of stabilizing, repairing and turning around Schering-Plough in order to build long-term shareholder value. That strategic plan, the Action Agenda, is a six- to eight-year, five-phase plan. In October 2006, Schering-Plough announced that it entered the fourth phase of the Action Agenda — Build the Base. During the Build the Base phase, Schering-Plough continues to focus on its strategy of value creation across a broad front, including:

•	growing the business;

•	penetrating new markets;

•	expanding existing products; and

•	discovering and developing or acquiring new products.

As part of this effort, Schering-Plough is enhancing infrastructure, upgrading processes and systems, and strengthening talent—both the recruitment of talented individuals and the development of key employees. While these efforts are companywide, Schering-Plough is focusing especially on research and development.

A key component of the Action Agenda is applying science to meet unmet medical needs. Research and development activities focus on mechanisms to treat serious diseases. As a result, a core strategy of Schering-Plough is to invest substantial funds in scientific research with the goal of creating therapies and treatments with important medical and commercial value. Consistent with this core strategy, Schering-Plough has been increasing its investment in research and development. Schering-Plough’s progressing pipeline includes drug candidates across a wide range of therapeutic areas with 21 compounds now approaching or in Phase I development. As Schering-Plough continues to develop the later phase growth-drivers of the pipeline (e.g., thrombin receptor antagonist, golimumab, vicriviroc and HCV protease inhibitor), it anticipates higher spending on clinical trial activities.

2006 Results — Highlights of Schering-Plough’s performance in 2006 are as follows:

•	Schering-Plough’s net sales in 2006 were $10.6 billion, an increase of $1.1 billion, or 11 percent, as compared to the 2005 period. Net Income Available to Common Shareholders in 2006 was $1.1 billion, as compared to $183 million in 2005. Cash flow from operating activities was $2.2 billion in 2006.

•	Global sales of Schering-Plough’s cholesterol franchise products, VYTORIN and ZETIA, made by the cholesterol joint venture with Merck & Company, Inc. (Merck) continued to grow in 2006 and significantly contributed to Schering-Plough’s improved operating results and cash flow. In addition, increased sales of pharmaceutical products such as REMICADE, NASONEX, TEMODAR, and CLARINEX also contributed favorably to Schering-Plough’s overall operating results and cash flow.

•	Schering-Plough gained approvals for new products and indications, including for the life-saving antifungal medicine NOXAFIL Oral Suspension in the United States and EU for the prevention of invasive fungal infections (NOXAFIL was discovered in Schering-Plough’s research laboratories); TEMODAL in Japan for the treatment of a form of brain cancer, malignant glioma; REMICADE in the EU for ulcerative colitis; and SUBOXONE Sublingual Tablets in the EU for opioid dependence.

•	Schering-Plough streamlined the global supply chain to yield expected annualized cost savings of about $100 million.

•	Schering-Plough reached an agreement with the U.S. Attorney’s Office for the District of Massachusetts and the U.S. Department of Justice to settle a previously disclosed investigation that related to actions that took place prior to 2003. The agreement provided for an aggregate settlement amount of $435 million. This settlement did not have a material adverse effect on Schering-Plough’s results of operations, financial condition or its business.

Strategic Alliances

As is typical in the pharmaceutical industry, Schering-Plough licenses manufacturing, marketing and/or distribution rights to certain products to others, and also manufactures, markets and/or distributes products owned by others pursuant to licensing and joint venture arrangements. Any time that third parties are involved, there are additional factors relating to the third party and outside the control of Schering-Plough that may create positive or negative impacts on Schering-Plough. VYTORIN, ZETIA and REMICADE are subject to such arrangements and are key to Schering-Plough’s current business and financial performance.

In addition, any potential strategic alternatives may be impacted by the change of control provisions in those arrangements, which could result in VYTORIN and ZETIA being acquired by Merck or REMICADE reverting back to Centocor. The change in control provision relating to VYTORIN and ZETIA is included in the contract with Merck, filed as Exhibit 10(r) to Schering-Plough’s 10-K, and the change of control provision relating to REMICADE is contained in the contract with Centocor, filed as Exhibit 10(v) to Schering-Plough’s 10-K.

Cholesterol Franchise

Schering-Plough’s cholesterol franchise products, VYTORIN and ZETIA, are managed through a joint venture between Schering-Plough and Merck for the treatment of elevated cholesterol levels. ZETIA is Schering-Plough’s novel cholesterol absorption inhibitor. VYTORIN is the combination of ZETIA and Zocor, Merck’s statin medication. The financial commitment to compete in the cholesterol reduction market is shared with Merck, and profits from the sales of VYTORIN and ZETIA are also shared with Merck. The operating results of the joint venture with Merck are recorded using the equity method of accounting.

A material change in the sales or market share of Schering-Plough’s cholesterol franchise would have a significant impact on Schering-Plough’s results of operations and cash flows. In order to maintain and enhance its infrastructure and business, Schering-Plough must continue to increase profits. This increased profitability is largely dependent upon the performance of Schering-Plough’s cholesterol franchise.

The cholesterol-reduction market is the single largest pharmaceutical category in the world. VYTORIN and ZETIA are competing in this market and, on a combined basis, these products continued to grow in terms of market share during 2006. As a franchise, the two products together have captured more than 15 percent of total prescriptions for the U.S. cholesterol management market (based on January 2007 IMS data).

Japan is not included in the joint venture with Merck. In the Japanese market, Bayer Healthcare will co-market Schering-Plough’s cholesterol-absorption inhibitor, ZETIA, upon approval. Schering-Plough anticipates receiving this approval in Japan in 2007, but due to a backlog of new drug applications in Japan, Schering-Plough cannot precisely predict the timing of the approval.

License Arrangements with Centocor

REMICADE is prescribed for the treatment of immune-mediated inflammatory disorders such as rheumatoid arthritis, early rheumatoid arthritis, psoriatic arthritis, Crohn’s disease, ankylosing spondylitis, plaque psoriasis and ulcerative colitis. REMICADE is Schering-Plough’s second largest marketed pharmaceutical product line (after the cholesterol franchise). REMICADE is licensed from and manufactured by Centocor, Inc., a Johnson & Johnson company. Schering-Plough has the exclusive marketing rights to this product outside of the U.S., Japan and certain Asian markets. During 2005, Schering-Plough exercised an option under its contract with Centocor for license rights to develop and commercialize golimumab, a new TNF-alpha monoclonal antibody, in the same territories as REMICADE. Golimumab is currently in Phase III trials. Schering-Plough and Centocor have been collaborating in resolving the difference in the parties’ opinions as to the expiration date of Schering-Plough’s rights to golimumab. In August 2006, Schering-Plough received a determination through arbitration that its rights to market golimumab will extend to 15 years after the first commercial sales in its territories, but Centocor has appealed the ruling.

Manufacturing, Sales and Marketing

Schering-Plough supports commercialized products with manufacturing, sales and marketing efforts. Schering-Plough is also moving forward with additional investments to enhance its infrastructure and business, including capital expenditures for the drug development process (where products are moved from the drug discovery pipeline to markets), information technology systems, and post-marketing studies and monitoring.

Schering-Plough continually reviews the business, including manufacturing operations, to identify actions that will enhance long-term competitiveness. However, Schering-Plough’s manufacturing cost base is relatively fixed, and actions to significantly reduce Schering-Plough’s manufacturing infrastructure involve complex issues. As a result, shifting products between manufacturing plants can take many years due to construction and regulatory requirements, including revalidation and registration requirements. During 2006, Schering-Plough closed one manufacturing plant and took other streamlining actions. Schering-Plough continues to review the carrying value of manufacturing assets for indications of impairment. Future events and decisions may lead to additional asset impairments or related costs.

Regulatory and Competitive Environment

•	Schering-Plough is subject to the jurisdiction of various national, state and local regulatory agencies. Regulatory compliance is complex and costly, impacting the timing needed to bring new drugs to market and to market drugs for new indications.

•	Since 2002, Schering-Plough has been working under a U.S. FDA Consent Decree to resolve issues involving Schering-Plough’s compliance with current Good Manufacturing Practices at certain of its manufacturing sites in New Jersey and Puerto Rico. Under the terms of the Decree, provided that the FDA has not notified Schering-Plough of a significant violation of FDA law, regulations, or the Decree in any five-year period since the Decree’s entry in May 2002, Schering-Plough may petition the court to have the Decree dissolved and FDA will not oppose Schering-Plough’s petition. There is no assurance about any particular date when the Consent Decree will be lifted.

•	Schering-Plough is subject to pharmacovigilance reporting requirements in many countries and other jurisdictions, including the U.S., the EU, and the EU-member states.

•	Schering-Plough engages in clinical trial research in many countries around the world. Research activities must comply with stringent regulatory standards and are subject to inspection by U.S., the EU, and local country regulatory authorities. Clinical trials and post-marketing surveillance of certain marketed drugs of competitors within the industry have raised safety concerns that have led to recalls, withdrawals or adverse labeling of marketed products.

•	The pricing, sales and marketing programs and arrangements, and related business practices of Schering-Plough and other participants in the health care industry are under increasing scrutiny from federal and state regulatory, investigative, prosecutorial and administrative entities.

•	In the U.S., many of Schering-Plough’s pharmaceutical products are subject to increasingly competitive pricing as managed care groups, institutions, government agencies and other groups seek price discounts. In most international markets, Schering-Plough operates in an environment of government mandated cost-containment programs.

•	The market for pharmaceutical products is competitive. Schering-Plough’s operations may be affected by technological advances of competitors, industry consolidation, patents granted to competitors, loss of patent protection due to challenges by competitors, competitive combination products, new products of competitors, new information from clinical trials of marketed products or post-marketing surveillance and generic competition as Schering-Plough’s products mature.

DISCUSSION OF OPERATING RESULTS

Net Sales

A significant portion of net sales is made to major pharmaceutical and health care product distributors and major retail chains in the U.S. Consequently, net sales and quarterly growth comparisons may be affected by fluctuations in the buying patterns of major distributors, retail chains and other trade buyers. These fluctuations may result from seasonality, pricing, wholesaler buying decisions or other factors. In addition to these fluctuations, sales of many pharmaceutical products in the U.S. are subject to increased pricing pressure from managed care groups, institutions, government agencies, and other groups seeking discounts. Schering-Plough and other pharmaceutical manufacturers in the U.S. market are also required to provide statutorily defined rebates to various government agencies in order to participate in the Medicaid program, the veterans’ health care program, and other government-funded programs. In most international markets, Schering-Plough operates in an environment where governments may and have mandated cost-containment programs, placed restrictions on physician prescription levels and patient reimbursements, emphasized greater use of generic drugs and enacted across-the-board price cuts as methods to control costs.

Consolidated net sales in 2006 were $10.6 billion, an increase of $1.1 billion or 11 percent as compared to 2005. The increase primarily reflected the growth in sale volumes of REMICADE, NASONEX, PEG-INTRON and TEMODAR. This increase also reflected an unfavorable impact of 1 percent from foreign exchange.

Consolidated net sales in 2005 totaled $9.5 billion, an increase of $1.2 billion or 15 percent compared to 2004, reflecting higher volumes of REMICADE, NASONEX, PEG-INTRON, TEMODAR and the inclusion of a full year of sales of AVELOX and CIPRO. In addition, foreign exchange had a favorable impact of 1 percent.

Net sales for the years ended December 31, 2006, 2005, and 2004 were as follows:

				% Increase (Decrease)
	2006	2005	2004	2006/2005	2005/2004
	(Dollars in millions)

PRESCRIPTION PHARMACEUTICALS	$8,561	$7,564	$6,417	13%	18%
REMICADE	1,240	942	746	32	26
NASONEX	944	737	594	28	24
PEG-INTRON	837	751	563	11	33
CLARINEX/AERIUS	722	646	692	12	(7)
TEMODAR	703	588	459	20	28
CLARITIN Rx	356	371	321	(4)	16
INTEGRILIN	329	315	325	5	(3)
REBETOL	311	331	287	(6)	15
AVELOX	304	228	44	34	N/M
INTRON A	237	287	318	(17)	(10)
CAELYX	206	181	150	13	21
SUBUTEX	203	197	185	3	6
ELOCON	141	144	168	(2)	(14)
CIPRO	111	146	43	(24)	N/M
Other Pharmaceutical	1,917	1,700	1,522	13	12
CONSUMER HEALTH CARE	1,123	1,093	1,085	3	1
OTC	558	556	578	N/M	(4)
Foot Care	343	333	331	3	1
Sun Care	222	204	176	9	16
ANIMAL HEALTH	910	851	770	7	11

CONSOLIDATED NET SALES	$10,594	$9,508	$8,272	11%	15%

N/M — Not a meaningful percentage.

International net sales of REMICADE, a drug for the treatment of immune-mediated inflammatory disorders such as rheumatoid arthritis, early rheumatoid arthritis, psoriatic arthritis, Crohn’s disease, ankylosing spondylitis, plaque psoriasis, and ulcerative colitis, were up 32 percent to $1.2 billion in 2006 as compared to 2005, and 26 percent in 2005 to $942 million as compared to 2004, due to greater demand, expanded indications and continued market growth. During 2006, competitive products for the indications referred to above have been introduced, and additional competitive products are expected to be introduced in 2007.

Global net sales of NASONEX Nasal Spray, a once-daily corticosteroid nasal spray for allergies, rose 28 percent to $944 million in 2006 as compared to 2005, and 24 percent to $737 million in 2005 as compared to 2004, as the product captured greater U.S. and international market share in both 2006 and 2005. In 2005, U.S. sales benefited from an increased promotional effort and the introduction of a new scent-free, alcohol-free formulation of NASONEX nasal spray. A generic form of Flonase (fluticasone propionate) was approved early in 2006 and may unfavorably impact the corticosteroid nasal spray market going forward.

Global net sales of PEG-INTRON Powder for Injection, a pegylated interferon product for treating hepatitis C, increased 11 percent to $837 million in 2006 as compared to 2005, and 33 percent to $751 million in 2005 as compared to 2004. The sales increase in 2006 reflected higher sales volume in Japan and the U.S. Sales growth in 2005 was due to the December 2004 launch of the PEG-INTRON and REBETOL combination therapy in Japan. In Japan, sales in 2005 benefited from a significant number of patients who were waiting for approval of PEG-INTRON before beginning treatment. PEG-INTRON sales in Japan have begun to decline toward the end of 2006, and this trend is expected to continue into 2007 as new patient enrollment for hepatitis C treatment moderates and new competition enters the Japanese market.

Global net sales of CLARINEX (marketed as AERIUS in many countries outside the U.S.), for the treatment of seasonal outdoor allergies and year-round indoor allergies, increased 12 percent to $722 million as compared to 2005 due to increased demand in Europe and Latin America as well as increased sales in the U.S. despite slightly declining market share. Global net sales of CLARINEX in 2005 decreased 7 percent to $646 million as compared to 2004 primarily due to reduced market share in a declining market in the U.S.

Global net sales of TEMODAR Capsules, a treatment for certain types of brain tumors, increased 20 percent to $703 million in 2006 as compared to 2005, and increased 28 percent to $588 million in 2005 as compared to 2004. The increases in 2006 and 2005 sales were due to the increased utilization for new indications. In 2005, TEMODAR was approved by the U.S. FDA for treating newly diagnosed glioblastoma multiforme (GBM), which is the most prevalent form of brain cancer, and by the European Commission for use in combination with radiotherapy for GBM patients in 25 EU-member states as well as in Iceland and Norway. In 2006, TEMODAR was approved in Japan for the treatment of malignant glioma. The growth rates for TEMODAR are expected to moderate, as significant market penetration has already been achieved in the treatment of GBM.

International net sales of prescription CLARITIN decreased 4 percent to $356 million in 2006 as compared to 2005. Sales in 2005 increased 16 percent to $371 million as compared to 2004 due to the launch of CLARITIN REDITABS in Japan coupled with an unusually severe Japanese allergy season during 2005.

Global net sales of INTEGRILIN Injection, a glycoprotein platelet aggregation inhibitor for the treatment of patients with acute coronary syndrome, which is sold primarily in the U.S. by Schering-Plough, increased 5 percent to $329 million in 2006 as compared to 2005. During 2005, sales decreased 3 percent to $315 million as compared to 2004.

Effective September 1, 2005, Schering-Plough restructured its INTEGRILIN co-promotion agreement with Millennium. Under the terms of the restructured agreement, Schering-Plough acquired exclusive U.S. development and commercialization rights to INTEGRILIN in exchange for an upfront payment of $36 million and royalties on INTEGRILIN sales. The restructured agreement calls for minimum royalty payments of $85 million per year to Millennium in 2006 and 2007.

Global 2006 net sales of REBETOL Capsules, for use in combination with PEG-INTRON or INTRON A for treating hepatitis C, decreased 6 percent to $311 million as compared to 2005 due to lower sales in Europe and increased competition. Global net sales in 2005 increased 15 percent to $331 million as compared to 2004 due primarily to the launch of the PEG-INTRON and REBETOL combination therapy in Japan in December 2004. In Japan, sales in 2005 benefited from the significant number of patients who were waiting for approval of PEG-INTRON before beginning hepatitis C treatment. Sales are expected to continue to decline as a result of the moderation of hepatitis C patient enrollments in Japan and as new competition enters the Japanese market.

Net sales of AVELOX, a fluoroquinolone antibiotic for the treatment of certain respiratory and skin infections, sold primarily in the U.S. by Schering-Plough as a result of its license agreement with Bayer, increased 34 percent to $304 million in 2006 as compared to $228 million in 2005 due to share growth and new indications. Sales of AVELOX in 2004 represented the initial three months of sales under the agreement with Bayer, which was effective October 1, 2004.

Global net sales of INTRON A Injection, for chronic hepatitis B and C and other antiviral and anticancer indications, decreased 17 percent to $237 million in 2006 as compared to 2005, and 10 percent in 2005 to $287 million as compared to 2004, due to the conversion to PEG-INTRON for treating hepatitis C in Japan.

International net sales of CAELYX, for the treatment of ovarian cancer, metastatic breast cancer and Kaposi’s sarcoma, increased 13 percent to $206 million in 2006 as compared to 2005 primarily due to an expanding market for this product. Sales in 2005 increased 21 percent to $181 million as compared to 2004, reflecting further adoption of the ovarian cancer and metastatic breast cancer indications.

International net sales of SUBUTEX Tablets, for the treatment of opiate addiction, increased 3 percent to $203 million in 2006 as compared to 2005 due to increased market share. Sales increased 6 percent to $197 million in 2005 as compared to 2004 due to increased market penetration. In October 2006, SUBOXONE was approved by the EU, including the 25 member states as well as Iceland and Norway, for the treatment of opioid dependence.

Global net sales of ELOCON cream, a medium-potency topical steroid, decreased 2 percent to $141 million in 2006 as compared to 2005, and decreased 14 percent to $144 million in 2005 as compared to 2004, reflecting generic competition that was introduced in the U.S. during the first quarter of 2005. Generic competition is expected to continue to adversely affect sales of this product.

Net sales of CIPRO, a fluoroquinolone antibiotic for the treatment of certain respiratory, skin, urinary tract and other infections, sold primarily in the U.S. by Schering-Plough as a result of its license agreement with Bayer, decreased 24 percent to $111 million in 2006 as compared to $146 million in 2005 due to market share erosion from generic competition. Sales of CIPRO in 2004 represented the initial three months of sales under the agreement with Bayer.

Other pharmaceutical net sales include a large number of lower sales volume prescription pharmaceutical products. Several of these products are sold in limited markets outside the U.S., and many are multiple source products no longer protected by patents. These products include treatments for respiratory, cardiovascular, dermatological, infectious, oncological and other diseases. Included in other pharmaceutical sales is sales of Schering-Plough’s albuterol products. In 2005, the FDA issued a Final Rule that requires all CFC albuterol products, including Schering-Plough’s PROVENTIL CFC, be removed from the market no later than December 31, 2008. Schering-Plough and other manufacturers of albuterol CFC have to transition to albuterol HFA (PROVENTIL HFA) prior to this 2008 year-end deadline. Schering-Plough has begun the transition to the HFA product. Schering-Plough is uncertain as to the ultimate impact on Schering-Plough’s overall future sales of PROVENTIL products, due to the complexities and multiple external factors influencing this transition, including competing albuterol HFA products.

Global net sales of Consumer Health Care products, which include OTC, foot care and sun care products, increased 3 percent or $30 million as compared to 2005 reflecting an increase in sales of sun care products and DR. SCHOLL’S and other foot care products. Sales were $1.1 billion in 2005 and 2004. Sales of OTC CLARITIN decreased 1 percent to $390 million in 2006 as compared to 2005, and 6 percent to $394 million in 2005 as compared to 2004 as a result of the restrictions on the retail sale of OTC products containing pseudoephedrine (PSE). In addition, OTC CLARITIN continues to face competition from private labels and branded loratadine. Net sales of sun care products increased $18 million or 9 percent in 2006 as compared to 2005, and $28 million or 16 percent in 2005 as compared to 2004, primarily due to the success of new COPPERTONE CONTINUOUS SPRAY products launched in 2005. Sales of sun care products in 2005 also reflected a stronger overall suncare season in the U.S. Future sales are difficult to predict because the consumer health care market is highly competitive, with heavy advertising to consumers and frequent competitive product introductions.

Global net sales of Animal Health products increased 7 percent to $910 million in 2006 as compared to 2005, and 11 percent in 2005 to $851 million as compared to 2004, reflecting strong growth of core brands across most geographic and species areas led by higher sales of companion animal products in 2006 while the products serving the U.S. cattle market, including NUFLOR, and the vaccine business led sales growth in 2005. The increased net sales were also due in part to better product supply in the U.S. Schering-Plough expects this growth rate to moderate due to increased competition, including the introduction of generic products.

Costs, Expenses and Equity Income

A summary of costs, expenses and equity income for the years ended December 31, 2006, 2005 and 2004 is as follows:

				% Increase (Decrease)
	2006	2005	2004	2006/2005	2005/2004
	(Dollars in millions)

Gross margin	65.1%	64.8%	62.9%	0.3%	1.9%
Selling, general and administrative (SG&A)	$4,718	$4,374	$3,811	7.9%	14.8%
Research and development (R&D)	2,188	1,865	1,607	17.3%	16.1%
Other (income)/expense, net	(135)	5	146	N/M	N/M
Special charges	102	294	153	N/M	N/M
Equity income from cholesterol joint venture	(1,459)	(873)	(347)	N/M	N/M

N/M — Not a meaningful percentage

Substantially all the sales of cholesterol products are not included in Schering-Plough’s net sales. The results of these sales are reflected in equity income from cholesterol joint venture. In addition, due to the virtual nature of the joint venture, Schering-Plough incurs substantial selling, general and administrative expenses that are not captured in equity income but are included in Schering-Plough’s Statements of Consolidated Operations. As a result, Schering-Plough’s gross margin, and ratios of SG&A expenses and R&D expenses as a percentage of net sales do not reflect the benefit of the impact of the joint venture’s operating results.

Gross margin

Despite negative impacts on cost of sales from the costs resulting from Schering-Plough’s actions to streamline its manufacturing operations during 2006, gross margin increased to 65.1 percent in 2006 from 64.8 percent in 2005. This improvement in gross margin is primarily due to increased sales of higher margin products and process improvements within Schering-Plough’s supply chain, including cost savings from the manufacturing streamlining activities completed during 2006. In 2006, cost of sales included charges totaling $146 million associated with Schering-Plough’s actions to streamline its manufacturing operations, offset by savings of approximately $30 million as a result of these actions. See Note 2, “Special Charges and Manufacturing Streamlining,” under Item 8, “Financial Statements and Supplemental Data,” for additional information.

Gross margin increased to 64.8 percent in 2005 from 62.9 percent in 2004, primarily due to supply chain process improvements, increased sales of higher-margin products and a favorable impact from foreign exchange, partly offset by higher royalties related to the Bayer products and, beginning September 1, 2005, royalties for INTEGRILIN.

Selling, general and administrative

Selling, general and administrative expenses (SG&A) increased 8 percent to $4.7 billion in 2006 as compared to 2005, reflecting ongoing investments in emerging markets and field support for product launches as well as higher promotional spending.

SG&A expenses increased 15 percent to $4.4 billion in 2005 as compared to $3.8 billion in 2004. This increase was primarily due to the addition in the 2004 fourth quarter of Bayer sales representatives, increased selling expenses in Europe to support the continued launch of VYTORIN and ZETIA, and increased promotional spending, primarily for NASONEX, ASMANEX and the products under the agreement with Bayer.

Research and development

Research and development (R&D) spending increased 17 percent to $2.2 billion in 2006 as compared to the 2005 period. In 2005, R&D spending increased 16 percent to $1.9 billion as compared to the 2004 period. The 2006 increase was due to higher costs associated with clinical trials as well as building greater breadth and capacity to support Schering-Plough’s progressing pipeline. The 2005 increase is partially due to a $124 million charge in the third quarter of 2005 resulting from Schering-Plough’s exercise of its rights to develop and commercialize golimumab. R&D spending for 2004 included an $80 million charge in conjunction with the license from Toyama

Chemical Company Ltd. for garenoxacin. Generally, changes in R&D spending reflect the timing of Schering-Plough’s funding of both internal research efforts and research collaborations with various partners to discover and develop a steady flow of innovative products.

To maximize Schering-Plough’s chances for the successful development of new products, Schering-Plough began a Development Excellence initiative in 2005 to build talent and critical mass, create a uniform level of excellence and deliver on high-priority programs within R&D. In 2006, Schering-Plough began a Global Clinical Harmonization Program to maximize and globalize the quality of clinical trial execution, pharmacovigilance and regulatory processes.

Other (income)/expense, net

Schering-Plough had other income, net, of $135 million in 2006 as compared to other expense, net, of $5 million and $146 million in 2005 and 2004, respectively, due to higher interest rates on larger overall balances of cash equivalents and short-term investments.

Special charges and Manufacturing Streamlining

2006 Manufacturing Streamlining

During 2006, Schering-Plough implemented changes to its manufacturing operations in Puerto Rico and New Jersey to streamline its global supply chain and further enhance Schering-Plough’s long-term competitiveness. These changes resulted in the phase-out and closure of Schering-Plough’s manufacturing operations in Manati, Puerto Rico, and additional workforce reductions in Las Piedras, Puerto Rico, and New Jersey. In total, these actions have resulted in the elimination of over 1,000 positions. Schering-Plough expects these actions to yield annualized cost savings of approximately $100 million.

Special Charges:  Special charges in 2006 related to the changes in Schering-Plough’s manufacturing operations totaled $102 million. These charges consisted of approximately $47 million of severance and $55 million of fixed asset impairments.

Cost of Sales:  Included in 2006 cost of sales was approximately $146 million consisting of $93 million of accelerated depreciation, $46 million of inventory write-offs, and $7 million of other charges related to the closure of Schering-Plough’s manufacturing facilities in Manati, Puerto Rico.

The following table summarizes activities reflected in the consolidated financial statements related to changes to Schering-Plough’s manufacturing operations which were completed in 2006:

	Charges
	included in	Special	Total	Cash	Non-Cash	Accrued
	Cost of Sales	Charges	Charges	Payments	Charges	Liability
	(Dollars in millions)

Accrued liability at January 1, 2006						$—
Severance	$—	$47	$47	$(35)	$—	12
Asset impairments	—	55	55	—	(55)	—
Accelerated depreciation	93	—	93	—	(93)	—
Inventory write-offs	46	—	46	—	(46)	—
Other	7	—	7	(2)	(5)	—

Total	$146	$102	$248	$(37)	$(199)

Accrued liability at December 31, 2006						$12

The accrued liability balance at December 31, 2006, is expected to be paid during the first quarter of 2007. Schering-Plough does not expect to incur any material additional charges related to the manufacturing streamlining actions announced in 2006.

2004-2005 Special Charge Activities

Special charges incurred in 2005 and 2004 are as follows:

	2005	2004
	(Dollars in millions)

Litigation charges	$250	$—
Employee termination costs	28	119
Asset impairment and other charges	16	34

	$294	$153

Litigation charges:  In 2005, litigation reserves were increased by $250 million. This increase resulted in a total reserve of $500 million for the Massachusetts Investigation, as well as the investigations and the state litigation disclosed under “AWP Litigation and Investigations” in Note 19, “Legal, Environmental and Regulatory Matters,” representing Schering-Plough’s then current estimate to resolve this matter. On August 29, 2006, Schering-Plough announced it had reached an agreement with the U.S. Attorney’s Office for the District of Massachusetts and the U.S. Department of Justice to settle the Massachusetts Investigation for an aggregate amount of $435 million plus interest. This settlement amount relates only to the Massachusetts Investigation. The AWP investigations and litigation are ongoing. Subsequent to December 31, 2006, Schering-Plough made payments totaling $388 million related to this settlement including interest of $12 million. Substantially all the remaining payments under this settlement agreement will be paid in the remainder of 2007. See Note 19, “Legal, Environmental and Regulatory Matters,” under Item 8, “Financial Statements and Supplementary Data,” for additional information.

Employee termination costs:  In August 2003, Schering-Plough announced a global workforce reduction initiative. The first phase of this initiative was a Voluntary Early Retirement Program (VERP) in the U.S. Under this program, eligible employees in the U.S. had until December 15, 2003, to elect early retirement and receive an enhanced retirement benefit. Approximately 900 employees elected to retire under the program, all of which retired by December 31, 2005. The total cost of this program was approximately $191 million, comprised of increased pension costs of $108 million, increased post-retirement health care costs of $57 million, vacation payments of $4 million and costs related to accelerated vesting of stock grants of $22 million. Amounts recognized in 2005 and 2004 for this program were $7 million and $20 million, respectively. No additional amounts are expected to be recognized under this program.

Termination costs not associated with the VERP totaled $21 million and $99 million in 2005 and 2004, respectively.

The following summarizes the activity in the accounts related to employee termination costs:

Employee
Termination Costs
(Dollars in millions)

Special charges liability balance at December 31, 2003	$29

Special charges incurred during 2004	$119
Credit to retirement benefit plan liability	(20)
Disbursements	(110)

Special charges liability balance at December 31, 2004	$18

Special charges incurred during 2005	$28
Credit to retirement benefit plan liability	(7)
Disbursements	(35)

Special charges liability balance at December 31, 2005	$4

Disbursements	(4)

Special charges liability balance at December 31, 2006	$—

Asset impairment and other charges:  For the year ended December 31, 2005, Schering-Plough recognized asset impairment and other charges of $16 million related primarily to the consolidation of Schering-Plough’s U.S. biotechnology organizations.

Schering-Plough recorded asset impairment and other charges of $34 million in 2004, related primarily to the shutdown of a small European research and development facility.

Equity Income from Cholesterol Joint Venture

Global cholesterol franchise sales, which include sales of VYTORIN and ZETIA, made by the cholesterol joint venture with Merck and Schering-Plough totaled $3.9 billion, $2.4 billion, and $1.2 billion in 2006, 2005, and 2004, respectively. The sales growth in 2006 was due to an increase in market share. The 2005 sales comparison benefited from the U.S. launch of VYTORIN in the second half of 2004. As a franchise, the two products combined have captured more than 15 percent of total prescriptions in the U.S. cholesterol management market (based on January 2007 IMS data).

Schering-Plough utilizes the equity method of accounting for the joint venture. Sharing of income from operations is based upon percentages that vary by product, sales level and country. Schering-Plough’s allocation of joint venture income is increased by milestones earned. Merck and Schering-Plough (the Partners) bear the costs of their own general sales forces and commercial overhead in marketing joint venture products around the world. In the U.S., Canada and Puerto Rico, the cholesterol agreements provide for a reimbursement to each Partner for physician details that are set on annual basis, and in Italy, a contractual amount is included in the profit sharing calculation that is not reimbursed. These amounts are equal to each Partner’s physician details multiplied by a contractual fixed fee. Schering-Plough reports these amounts as part of equity income from the cholesterol joint venture. These amounts do not represent specific, incremental and identifiable costs for Schering-Plough’s detailing of the cholesterol products in these markets. In addition, these amounts are not reflective of Schering-Plough’s sales effort related to the joint venture, as Schering-Plough’s sales force and related costs associated with the joint venture are generally estimated to be higher.

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

Certain specified research and development expenses are generally shared equally by the Partners. Additional information regarding the joint venture with Merck is also included in Note 3, “Equity Income from Cholesterol Joint Venture,” under Item 8, “Financial Statements and Supplementary Data.”

Equity income from cholesterol joint venture totaled $1.5 billion, $873 million and $347 million in 2006, 2005 and 2004, respectively. The increase in 2006 equity income as compared to 2005 reflecting continued strong sales of VYTORIN and ZETIA. The 2005 equity income comparison benefited from the U.S. launch of VYTORIN in the second half of 2004.

During 2005 and 2004, Schering-Plough recognized milestones from Merck of $20 million and $7 million, respectively. The $20 million milestone in 2005 related to certain European approvals of VYTORIN (ezetimibe/simvastatin) in 2005. The $7 million milestone in 2004 related to the approval of ezetimibe/simvastatin in Mexico in 2004. Under certain other conditions, as specified in the joint venture agreements with Merck, Schering-Plough could earn additional milestones totaling $105 million.

It should be noted that Schering-Plough incurs substantial selling, general and administrative and other costs, which are not reflected in equity income from the cholesterol joint venture and instead are included in the overall cost structure of Schering-Plough.

Provision for Income Taxes

Tax expense was $362 million, $228 million and $779 million in 2006, 2005 and 2004, respectively. The tax provisions in 2006, 2005 and 2004 do not include any benefit related to U.S. operating losses. During 2004, Schering-Plough established a valuation allowance on its net U.S. deferred tax assets, including the benefit of U.S. operating losses, as management concluded that it is not more likely than not that the benefit of the U.S. net deferred tax assets can be realized. At December 31, 2006, Schering-Plough continues to maintain a valuation allowance against its

U.S. deferred tax assets. Schering-Plough expects to report a U.S. Net Operating Loss (NOL) carryforward of $1.54 billion on its tax return for the year ended December 31, 2006. This U.S. NOL carryforward could be materially reduced after examination of Schering-Plough’s income tax returns by the Internal Revenue Service (IRS).

In 2006, Schering-Plough generated approximately $600 million in U.S. operating losses; however, due to differences between financial and tax reporting, the expected NOL to be generated on the 2006 U.S. tax return will be less than the U.S. operating loss for the year. Schering-Plough expects to continue to generate U.S. operating losses in 2007; however, the U.S. NOL will be subject to differences between financial and tax reporting.

The 2006 and 2005 income tax provision primarily relates to foreign taxes. The 2005 tax provision includes a benefit of $46 million related to an IRS Notice issued in August 2005, which resulted in a reduction of the previously accrued tax liability attributable to repatriations under the American Jobs Creation Act of 2004 (AJCA). The 2004 tax provision includes a $417 million charge related to the intended AJCA repatriation that took place in 2005.

The IRS is examining Schering-Plough’s 1997-2002 federal income tax returns and is in the process of completing that examination. Schering-Plough anticipates that the examination will be completed before the end of 2007. The finalization of this IRS audit may result in adjustments to Schering-Plough’s accruals for tax contingencies and the U.S. NOLs as reported on Schering-Plough’s income tax returns. Schering-Plough’s tax reserves reflect its best estimate of the probable tax liability; however, it is reasonably possible that the ultimate resolution of these tax matters may be materially greater or less than the amount accrued.

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Schering-Plough is required to apply the provisions of this interpretation beginning on January 1, 2007. The provisions of FIN 48 will be applied to all existing uncertain income tax positions on the effective date. Upon the implementation of FIN 48, the cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of Schering-Plough’s retained earnings in 2007. Although Schering-Plough is still evaluating the potential impact of FIN 48, it expects a decrease to opening retained earnings as of January 1, 2007, from $225 million to $300 million with a corresponding increase to the appropriate tax liability accounts upon the adoption of this Interpretation.

Net Income/(Loss) Available to Common Shareholders

Schering-Plough had net income/(loss) available to common shareholders of $1.1 billion, $183 million and $(981) million for 2006, 2005 and 2004, respectively. Net income available to common shareholders for 2006 and 2005 included the deduction of preferred stock dividends of $86 million, in each period, related to the issuance of the 6 percent Mandatory Convertible Preferred Stock in August 2004. The 2004 net loss available to common shareholders included the deduction of preferred stock dividends of $34 million. Net income/(loss) available to common shareholders for 2006, 2005 and 2004 also included special charges and manufacturing streamlining costs of approximately $248 million, $294 million and $153 million, respectively. See Note 2, “Special Charges and Manufacturing Streamlining,” under Item 8, “Financial Statements and Supplementary Data,” for additional information. In addition, 2006 net income available to common shareholders included an income item of $22 million resulting from the cumulative effect of a change in accounting principle, net of tax, related to the implementation of SFAS 123R, “Share-Based Compensation.”

LIQUIDITY AND FINANCIAL RESOURCES

Discussion of Cash Flow

	For the Years Ended December 31,
	2006	2005	2004
	(Dollars in millions)

Cash flow from operating activities	$2,161	$882	$(154)
Cash flow from investing activities	(2,908)	(454)	(621)
Cash flow from financing activities	(1,361)	(633)	1,534

Operating Activities

In 2006, net cash provided by operating activities was $2.2 billion, an increase of $1.3 billion as compared to 2005. The increase primarily resulted from higher net income and the timing of operating cash payments and receipts. As disclosed in Note 19, “Legal, Environment and Regulatory Matters,” Schering-Plough has reached an agreement with the U.S. Attorney’s Office for the District of Massachusetts and the U.S. Department of Justice to settle the Massachusetts Investigation for an aggregate amount of $435 million plus interest. Subsequent to December 31, 2006, Schering-Plough made payments totaling $388 million related to this settlement, including interest of $12 million. Substantially all the remaining payments under this settlement agreement will be paid in the remainder of 2007.

In 2005, operating activities generated $882 million of cash, compared with a use of $154 million in 2004. The increase was primarily due to higher net income and timing of payments of special charges related to litigation, partially offset by an increase in accounts receivable due to sales growth; payments of approximately $375 million to tax authorities for tax liabilities related to the repatriation of foreign earnings under the AJCA; and tax payments of $239 million related to the settlement of certain tax contingencies for the tax years 1993 through 1996. Tax charges related to the AJCA were expensed in 2004.

In 2004, operating cash flow was favorably impacted by a U.S. tax refund of $404 million as a result of loss carryback. However, cash flow was unfavorably impacted by a $473 million payment to the U.S. government for a tax deficiency related to certain transactions in tax years 1991 to 1992 and the payment of $294 million under the settlement agreement with the U.S. Attorney’s office for the Eastern District of Pennsylvania.

Investing Activities

Net cash used for investing activities during 2006 was $2.9 billion primarily related to the net purchases of short-term investments of $2.4 billion previously invested in cash equivalents and $458 million of capital expenditures.

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

Financing Activities

Net cash used for financing activities during 2006 and 2005 was $1.4 billion and $633 million, respectively. Uses of cash for financing activities in 2006 and 2005 include the payment of dividends on common and preferred shares of $412 million and $410 million, respectively; the repayment of $1.0 billion of bank debt and short-term commercial borrowings in 2006, and $1.2 billion of short-term commercial paper borrowings in 2005. Uses of cash for financing activities in 2005 was partially offset by proceeds of $900 million from bank debt incurred by a foreign subsidiary related to funding of a portion of the repatriations under the AJCA during 2005. This bank debt was fully repaid in 2006.

The net cash provided by financing activities in 2004 reflected proceeds of $1.4 billion from the preferred stock issuance and $546 million from the increase in short-term borrowings, partially offset by the payment of dividends on common and preferred shares of $354 million.

Other Discussion of Cash Flows

Schering-Plough is moving forward with additional investments to enhance its infrastructure and business and currently is in the process of building a U.S. pharmaceutical sciences center in New Jersey. Capital expenditures of approximately $38 million were made in 2006 related to this center. Additional capital expenditures of approximately $260 million are expected over the next three years. This center will allow Schering-Plough to streamline and integrate its drug development process, where products are moved from the drug discovery pipeline to market. There will be additional related expenditures to upgrade equipment and staffing for this center.

In 2006, U.S. operations generated negative cash flow. U.S. operations have cash needs in excess of cash generated in the U.S. The U.S. operations must fund dividend payments, the majority of research and development costs and U.S. capital expenditures. It is expected that the U.S. operation will also generate negative cash flow in 2007.

Total cash, cash equivalents and short-term investments less total debt was approximately $3.3 billion at December 31, 2006. Cash generated from operations and available cash and short-term investments are expected to provide Schering-Plough with the ability to fund cash needs for the intermediate term.

  6 Percent Mandatory Convertible Preferred Stock

In August 2004, Schering-Plough issued 6 percent mandatory convertible preferred stock and received net proceeds of $1.4 billion after deducting commissions, discounts and other underwriting expenses. The proceeds were used to reduce short-term commercial paper borrowings, pay tax and litigation settlement amounts and litigation costs, and to fund operating expenses and capital expenditures. The preferred stock was issued under Schering-Plough’s $2.0 billion shelf registration, and each preferred share will automatically convert into between 2.2451 and 2.7840 common shares of Schering-Plough depending on the average closing price of Schering-Plough’s common shares over a period immediately preceding the mandatory conversion date of September 14, 2007, as defined in the prospectus. See Note 15, “Shareholders’ Equity,” under Item 8, “Financial Statements and Supplementary Data,” for additional information. The conversion of these preferred shares will not trigger any cash payment by Schering-Plough. At December 31, 2006, $563 million remains registered and un-issued under the shelf registration.

Borrowings and Credit Facilities

On November 26, 2003, Schering-Plough issued $1.25 billion aggregate principal amount of 5.3 percent senior unsecured notes due 2013 and $1.15 billion aggregate principal amount of 6.5 percent senior unsecured notes due 2033. Proceeds from this offering of $2.4 billion were used for general corporate purposes, including repaying commercial paper outstanding in the U.S. Upon issuance, the notes were rated A3 by Moody’s Investors Service (Moody’s) and A+ (on Credit Watch with negative implications) by Standard & Poor’s (S&P). The interest rates payable on the notes are subject to adjustment. If the rating assigned to the notes by either Moody’s or S&P is downgraded below A3 or A-, respectively, the interest rate payable on that series of notes would increase. See Note 13, “Short-Term Borrowings, Long-Term Debt and Other Commitments,” under Item 8, “Financial Statements and Supplementary Data,” for additional information.

On July 14, 2004, Moody’s lowered its rating on the notes to Baa1. Accordingly, the interest payable on each note increased 25 basis points effective December 1, 2004. Therefore, on December 1, 2004, the interest rate payable on the notes due 2013 increased from 5.3 percent to 5.55 percent, and the interest rate payable on the notes due 2033 increased from 6.5 percent to 6.75 percent. This adjustment to the interest rate payable on the notes increased Schering-Plough’s interest expense by approximately $6 million annually. The interest rate payable on a particular series of notes will return to 5.3 percent and 6.5 percent, respectively, and the rate adjustment provisions will permanently cease to apply if, following a downgrade by either Moody’s or S&P below A3 or A-, respectively, the notes are subsequently rated above Baa1 by Moody’s and BBB+ by S&P.

Schering-Plough has a $1.5 billion credit facility with a syndicate of banks. This facility matures in May 2009 and requires Schering-Plough to maintain a total debt to total capital ratio of no more than 60 percent, which was met at December 31, 2006. This credit line is available for general corporate purposes and is considered as support to Schering-Plough’s commercial paper borrowings. Borrowings under this credit facility may be drawn by the U.S. parent company or by its wholly-owned international subsidiaries when accompanied by a parent guarantee. This facility does not require compensating balances; however, a nominal commitment fee is paid. As of December 31, 2005, $325 million was drawn under this facility by a wholly-owned international subsidiary for the purposes of funding repatriations under the AJCA. During 2006, this borrowing amount was fully repaid. As of December 31, 2006, no borrowings were outstanding under this facility.

In addition to the above credit facility, Schering-Plough entered into a $575 million credit facility during the fourth quarter of 2005 for the purposes of funding repatriations under the AJCA. As of December 31, 2005, the entire amount was drawn by a wholly-owned international subsidiary to fund the repatriations. This facility was paid in full and terminated in 2006.

As of December 31, 2006 and 2005, short-term borrowings, including the credit facilities mentioned above, totaled $242 million and $1.3 billion, respectively, including outstanding commercial paper of $149 million and $298 million, respectively. The weighted-average interest rate for short-term borrowings at December 31, 2006 and 2005 was 6.4 percent and 4.7 percent, respectively.

Credit Ratings

Schering-Plough’s current unsecured senior credit ratings and outlook are as follows:

Senior Unsecured Credit Ratings	Long-term	Short-term	Outlook

Moody’s Investors Service	Baa1	P-2	Positive
Standard and Poor’s	A-	A-2	Stable
Fitch Ratings	A-	F-2	Stable

The short-term ratings discussed above have not significantly affected Schering-Plough’s ability to issue or roll over its outstanding commercial paper borrowings at this time. However, Schering-Plough believes the ability of commercial paper issuers, such as Schering-Plough, with one or more short-term credit ratings of P-2 from Moody’s, A-2 from S&P and/or F-2 from Fitch to issue or roll over outstanding commercial paper can, at times, be less than that of companies with higher short-term credit ratings. In addition, the total amount of commercial paper capacity available to these issuers is typically less than that of higher-rated companies. Schering-Plough’s sizable lines of credit with commercial banks as well as cash and short-term investments held by U.S. and international subsidiaries serve as alternative sources of liquidity and to support its commercial paper program.

Schering-Plough’s credit ratings could decline below their current levels. The impact of such decline could reduce the availability of commercial paper borrowing and would increase the interest rate on Schering-Plough’s short and long-term debt. As discussed above, Schering-Plough believes that existing cash, short-term investments and cash generated from operations will allow Schering-Plough to fund its cash needs for the intermediate term.

Contractual Obligations and Off-Balance Sheet Arrangements

Schering-Plough has various contractual obligations that are reported as liabilities in the Consolidated Balance Sheets and others that are not required to be recognized as liabilities such as certain purchase commitments and other executory contracts. The following table summarizes payments due by period under Schering-Plough’s known contractual obligations at December 31, 2006.

	Payments Due by Period
		Less			More
		Than			Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Dollars in millions)

Short-term borrowings and current portion of long-term debt	$242	$242	$—	$—	$—
Long-term debt obligations(1)	2,414	2	3	2	2,407
Operating lease obligations	264	85	106	38	35
Purchase obligations:
Advertising contracts	117	117	—	—	—
Research contracts(2)	141	126	9	4	2
Capital expenditure commitments	181	179	2	—	—
Other purchase obligations(3)	1,643	1,562	55	19	7
Deferred compensation plan obligations	85	14	11	18	42
Other obligations(4)	391	247	19	16	109

Total	$5,478	$2,574	$205	$97	$2,602

(1)	Long-term debt obligations include the $1,250 million aggregate principal amount of 5.55 percent senior, unsecured notes due 2013 and $1,150 million aggregate principal amount of 6.75 percent senior, unsecured notes due 2033 and excludes interest obligations. See Note 13, “Short-Term Borrowings, Long-Term Debt and

Other Commitments,” under Item 8, “Financial Statements and Supplementary Data,” for additional information.

(2)	Research contracts do not include any potential milestone payments to be made since such payments are contingent on the occurrence of certain events. The table also excludes those research contracts that are cancelable by Schering-Plough without penalty.

(3)	Other purchase obligations consist of both cancelable and non-cancelable inventory and expense items.

(4)	This caption includes obligations, based on undiscounted amounts, for estimated payments under certain of Schering-Plough’s pension plans, preferred stock dividends and other contractual obligations.

REGULATORY AND COMPETITIVE ENVIRONMENT IN WHICH SCHERING-PLOUGH OPERATES

Schering-Plough is subject to the jurisdiction of various national, state and local regulatory agencies. These regulations are described in more detail in Item 1, “Business.” Regulatory compliance is complex, as regulatory standards (including Good Clinical Practices, Good Laboratory Practices and Good Manufacturing Practices) vary by jurisdiction and are constantly evolving. Regulatory compliance is also costly. Regulatory compliance also impacts the timing needed to bring new drugs to market and to market drugs for new indications. Further, failure to comply with regulations can result in delays in the approval of drugs, seizure or recall of drugs, suspension or revocation of the authority necessary for the production and sale of drugs, fines and other civil or criminal sanctions.

Regulatory compliance, and the cost of compliance failures, can have a material impact on Schering-Plough’s results of operations, its cash flows or financial condition.

Much is still unknown about the science of human health and with every drug there are benefits and risks that may be balanced. Societal and government pressures are constantly shifting between the demand for innovation to meet urgent unmet medical needs and adversity to risk. These pressures impact the regulatory environment and the market for Schering-Plough’s products.

Regulatory Compliance and Pharmacovigilance

Consent Decree

Since 2002, Schering-Plough has been working under a U.S. FDA Consent Decree to resolve issues involving Schering-Plough’s compliance with current Good Manufacturing Practices (cGMP) at certain of its manufacturing sites in New Jersey and Puerto Rico. See details in Note 18, “Consent Decree” under Item 8, “Financial Statements and Supplementary Data.”

Under the terms of the Consent Decree, Schering-Plough made payments totaling $500 million. As of the end of 2005, Schering-Plough has completed the revalidation programs for bulk active pharmaceutical ingredients and finished drug products, as well as all 212 Significant Steps of the cGMP Work Plan, in accordance with the schedules required by the Consent Decree. Schering-Plough has obtained third-party expert certification of completion of the cGMP Work Plan as required by the Decree. This certification is in turn subject to acceptance by the FDA. Under the terms of the Decree, provided that the FDA has not notified Schering-Plough of a significant violation of FDA law, regulations, or the Decree in any five-year period since the Decree’s entry in May of 2002, Schering-Plough may petition the court to have the Decree dissolved and the FDA will not oppose Schering-Plough’s petition. There is no assurance about any particular date when the Consent Decree will be lifted.

Regulatory Inspections

Schering-Plough is subject to pharmacovigilance reporting requirements in many countries and other jurisdictions, including the U.S., the EU, and the EU-member states. The requirements differ from jurisdiction to jurisdiction, but all include requirements for reporting adverse events that occur while a patient is using a particular drug in order to alert the drug’s manufacturer and the governmental agency to potential problems.

During 2003, pharmacovigilance inspections by officials of the British and French medicines agencies conducted at the request of the European Medicines Agency (EMEA) cited serious deficiencies in reporting processes. Schering-Plough has continued to work on its long-term action plan to rectify the deficiencies and has provided regular updates to the EMEA.

During the fourth quarter 2005, local UK and EMEA regulatory authorities conducted a follow up inspection to assess Schering-Plough’s implementation of its action plan. In the first quarter of 2006, these authorities also inspected the U.S.-based components of Schering-Plough’s pharmacovigilance system. The inspectors acknowledged that progress had been made since 2003, but also continued to note significant concerns with the quality systems supporting Schering-Plough’s pharmacovigilance processes. Similarly, in a follow up inspection of Schering-Plough’s clinical trial practices in the UK, inspectors identified issues with respect to Schering-Plough’s management of clinical trials and related pharmacovigilance practices.

Schering-Plough intends to continue upgrading skills, processes and systems in clinical practices and pharmacovigilance. Schering-Plough remains committed to accomplish this work and to invest significant resources in this area. Further, in February 2006, Schering-Plough began the Global Clinical Harmonization Program for building clinical excellence (in trial design, execution and tracking), which will strengthen Schering-Plough’s scientific and compliance rigor on a global basis.

Schering-Plough does not know what action, if any, the EMEA or national authorities will take in response to the inspections. Possible actions include further inspections, demands for improvements in reporting systems, criminal sanctions against Schering-Plough and/or responsible individuals and changes in the conditions of marketing authorizations for Schering-Plough’s products.

Regulatory Compliance and Post-Marketing Surveillance

Schering-Plough engages in clinical trial research in many countries around the world. These clinical trial research activities must comply with stringent regulatory standards and are subject to inspection by U.S., EU, and local country regulatory authorities. Failure to comply with current Good Clinical Practices, other applicable laws or regulations or quality processes can result in delays in approval of clinical trials, suspension of ongoing clinical trials, delays in approval of marketing authorizations, criminal sanctions against Schering-Plough and/or responsible individuals, changes in the conditions of marketing authorizations for Schering-Plough’s products and increased costs.

Clinical trials and post-marketing surveillance of certain marketed drugs of competitors within the industry have raised safety concerns that have led to recalls, withdrawals or adverse labeling of marketed products. In addition, these situations have raised concerns among some prescribers and patients relating to the safety and efficacy of pharmaceutical products in general. Schering-Plough’s personnel have regular, open dialogue with the FDA and other regulators and review product labels and other materials on a regular basis and as new information becomes known.

Following this wake of recent product withdrawals by other companies and other significant safety issues, health authorities such as the FDA, the EMEA and the PMDA in Japan have continued to increase their focus on safety when assessing the benefit/risk balance of drugs. Some health authorities appear to have become more cautious when making decisions about approvability of new products or indications and are re-reviewing select products that are already marketed, adding further to the uncertainties in the regulatory processes. There is also greater regulatory scrutiny, especially in the U.S., on advertising and promotion and in particular, direct-to-consumer advertising.

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

Some health authorities, such as the PMDA, have publicly acknowledged a significant backlog in workload due to resource constraints within their agency. This backlog has caused long regulatory review times for new indications and products, including the initial approval of ZETIA in Japan, and has added to the uncertainty in predicting approval timelines in these markets. While the PMDA has committed to correcting the backlog and has made some progress over the last year, it is expected to continue for the foreseeable future.

These and other uncertainties inherent in government regulatory approval processes, including, among other things, delays in approval of new products, formulations or indications, may also affect Schering-Plough’s operations. The effect of regulatory approval processes on operations cannot be predicted.

Schering-Plough has nevertheless achieved a significant number of important regulatory approvals since 2004, including approvals for VYTORIN, CLARINEX D-24, CLARINEX REDITABS, CLARINEX D-12 and new indications for TEMODAR and NASONEX. Other significant approvals since 2004 include ASMANEX DPI (Dry Powder for Inhalation) in the U.S.; NOXAFIL in the U.S., the EU and Australia; PEG-INTRON in Japan; and new indications for REMICADE. Schering-Plough also has a number of significant regulatory submissions filed in major markets awaiting approval.

Pricing Pressures

As described more specifically in Note 19, “Legal, Environmental and Regulatory Matters,” under Item 8, “Financial Statements and Supplementary Data,” the pricing, sales and marketing programs and arrangements, and related business practices of Schering-Plough and other participants in the health care industry are under increasing scrutiny from federal and state regulatory, investigative, prosecutorial and administrative entities. These entities include the Department of Justice and its U.S. Attorney’s Offices, the Office of Inspector General of the Department of Health and Human Services, the FDA, the Federal Trade Commission (FTC) and various state Attorneys General offices. Many of the health care laws under which certain of these governmental entities operate, including the federal and state anti-kickback statutes and statutory and common law false claims laws, have been construed broadly by the courts and permit the government entities to exercise significant discretion. In the event that any of those governmental entities believes that wrongdoing has occurred, one or more of them could institute civil or criminal proceedings, which, if instituted and resolved unfavorably, could subject Schering-Plough to substantial fines, penalties and injunctive or administrative remedies, including exclusion from government reimbursement programs. Schering-Plough also cannot predict whether any investigations will affect its marketing practices or sales. Any such result could have a material adverse impact on Schering-Plough’s results of operations, cash flows, financial condition, or its business.

In the U.S., many of Schering-Plough’s pharmaceutical products are subject to increasingly competitive pricing as managed care groups, institutions, government agencies and other groups seek price discounts. In the U.S. market, Schering-Plough and other pharmaceutical manufacturers are required to provide statutorily defined rebates to various government agencies in order to participate in Medicaid, the veterans’ health care program and other government-funded programs.

In most international markets, Schering-Plough operates in an environment of government mandated cost-containment programs. Several governments have placed restrictions on physician prescription levels and patient reimbursements; emphasized greater use of generic drugs; and enacted across-the-board price cuts as methods to control costs.

Since Schering-Plough is unable to predict the final form and timing of any future domestic or international governmental or other health care initiatives, including the passage of laws permitting the importation of pharmaceuticals into the U.S., their effect on operations and cash flows cannot be reasonably estimated. Similarly, the effect on operations and cash flows of decisions of government entities, managed care groups and other groups concerning formularies and pharmaceutical reimbursement policies cannot be reasonably estimated.

Medicare

Schering-Plough cannot predict what net effect the Medicare prescription drug benefit will have on markets and sales. The new Medicare Drug Benefit (Medicare Part D), which took effect January 1, 2006, offers voluntary prescription drug coverage, subsidized by Medicare, to more than 40 million Medicare beneficiaries through competing private prescription drug plans (PDPs) and Medicare Advantage (MA) plans. Many of Schering-Plough’s leading drugs are already covered under Medicare Part B (e.g., TEMODAR, INTEGRILIN and INTRON

A). Medicare Part B provides payment for physician services that can include prescription drugs administered along with other physician services. The manner in which drugs are reimbursed under Medicare Part B may limit Schering-Plough’s ability to offer larger price concessions or make large price increases on these drugs. Other Schering-Plough drugs have a relatively small portion of their sales to the Medicare population (e.g., CLARINEX, the hepatitis C franchise). Schering-Plough could experience expanded utilization of VYTORIN and ZETIA and new drugs in Schering-Plough’s R&D pipeline. Of greater consequence for Schering-Plough may be the legislation’s impact on pricing, rebates and discounts.

Competition

The market for pharmaceutical products is competitive. Schering-Plough’s operations may be affected by technological advances of competitors, industry consolidation, patents granted to competitors, competitive combination products, new products of competitors, new information from clinical trials of marketed products or post-marketing surveillance and generic competition as Schering-Plough’s products mature. In addition, patent positions are increasingly being challenged by competitors, and the outcome can be highly uncertain. An adverse result in a patent dispute can preclude commercialization of products or negatively affect sales of existing products. The effect on operations of competitive factors and patent disputes cannot be predicted.

2007 OUTLOOK

Schering-Plough is on track with the actions to build long-term high performance in the Build the Base phase of the Action Agenda. Schering-Plough will continue to make investments to support its geographical expansion strategy and plans to make sound promotional investments to continue driving the growth of key brands worldwide. Schering-Plough remains focused on controlling its overhead spending and maintaining a right-sized sales force for its current opportunities in the U.S.

Schering-Plough currently does not provide numeric guidance. However, the following outlook may be helpful to readers in assessing future prospects:

Currently, the U.S. cholesterol lowering market is adjusting to the entry into the market of multiple generic forms of competing cholesterol products. Despite the introduction of new innovative competing treatments and generic versions of competing products, Schering-Plough continues to anticipate that sales from VYTORIN and ZETIA will grow in 2007. The decisions of government entities, managed care groups and other groups concerning formularies and reimbursement policies could negatively impact the dollar size and/or growth of the cholesterol management market, including VYTORIN and ZETIA.

As Schering-Plough’s pipeline continues to progress, it expects that the number of patients in Schering-Plough’s clinical trials will increase substantially in 2007. Schering-Plough also will continue to invest in research and development with a focus on enhancing infrastructure and upgrading processes, systems and talent. As a result, Schering-Plough expects R&D expenses, excluding any upfront payments, will grow faster than adjusted net sales in 2007. Adjusted net sales is defined as net sales plus an assumed 50 percent of global cholesterol joint venture net sales. Schering-Plough believes that this growth comparison provides a useful guideline to review our outlook for R&D expenses.

As a result of Schering-Plough’s actions to streamline its manufacturing operations, Schering-Plough expects annualized cost savings of approximately $100 million in 2007, and gross margin should improve accordingly.

The risks described in Item 1A. “Risk Factors” could cause actual results to differ from the expectations provided in this section.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which is effective for calendar-year companies on January 1, 2008. The Statement defines fair value, establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. The Statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Schering-Plough is currently assessing the potential impacts of implementing this standard.

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) Topic 1N (SAB 108), “Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which is effective for calendar-year companies as of December 31, 2006. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the financial statements are materially misstated. Under this guidance, companies should take into account both the effect of a misstatement on the current year balance sheet as well as the impact upon the current year income statement in assessing the materiality of a current year misstatement. Once a current year misstatement has been quantified, the guidance in SAB Topic 1M, “Financial Statements — Materiality,” (SAB 99) should be applied to determine whether the misstatement is material. The implementation of SAB 108 did not have any impact on Schering-Plough’s financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Schering-Plough is required to apply the provisions of this interpretation beginning on January 1, 2007. The provisions of FIN 48 will be applied to all existing uncertain income tax positions on the effective date. Upon the implementation of FIN 48, the cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings. Although Schering-Plough is still evaluating the potential impact of FIN 48, upon the adoption of FIN 48, it expects a decrease to opening retained earnings as of January 1, 2007 from $225 million to $300 million with a corresponding increase to other accrued liability accounts upon the adoption of this Interpretation.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following accounting policies and estimates are considered significant because changes to certain judgments and assumptions inherent in these policies could affect Schering-Plough’s financial statements:

•	Revenue Recognition

•	Rebates, Discounts and Returns

•	Provision for Income Taxes

•	Impairment of Intangible Assets and Property

•	Accounting for Pensions and Post-retirement Benefit Plans

•	Accounting for Legal and Regulatory Matters

Revenue Recognition

Schering-Plough’s pharmaceutical products are sold to direct purchasers, which include wholesalers, retailers and certain health maintenance organizations. Price discounts and rebates on such sales are paid to federal and state agencies, other indirect purchasers and other market participants such as managed care organizations that indemnify beneficiaries of health plans for their pharmaceutical costs and pharmacy benefit managers.

Schering-Plough recognizes revenue when title and risk of loss pass to the purchaser and when reliable estimates of the following can be determined:

i. commercial discount and rebate arrangements;

ii. rebate obligations under certain federal and state governmental programs; and

iii. sales returns in the normal course of business.

When recognizing revenue, Schering-Plough estimates and records the applicable commercial and governmental discounts and rebates as well as sales returns that have been or are expected to be granted or made for products sold during the period. These amounts are deducted from sales for that period. If reliable estimates of these items cannot be made, Schering-Plough defers the recognition of revenue. Estimates recorded in prior periods are re-evaluated as part of this process.

Revenue recognition for new products is based on specific facts and circumstances including estimated acceptance rates from established products with similar marketing characteristics. Absent the ability to make reliable estimates of rebates, discounts and returns, Schering-Plough would defer revenue recognition.

Product discounts granted are based on the terms of arrangements with wholesalers, managed-care organizations and government purchasers, and certain other market conditions. Rebates are estimated based on sales and contract terms, historical experience, trend analysis and projected market conditions in the various markets served. Schering-Plough evaluates market conditions for products or groups of products primarily through the analysis of third-party demand and market research data as well as internally generated information. Data and information provided by purchasers and obtained from third parties are subject to inherent limitations as to their accuracy and validity.

Sales returns are estimated and recorded based on historical sales and returns information, analysis of recent wholesale purchase information, consideration of stocking levels at wholesalers and forecasted demand amounts. Products that exhibit unusual sales or return patterns due to dating, competition including expected generic introductions, or other marketing matters are specifically investigated and analyzed as part of the formulation of return reserves.

Schering-Plough’s agreements with the major U.S. pharmaceutical wholesalers address a number of commercial issues, such as product returns, timing of payment, processing of chargebacks and the quantity of inventory held by these wholesalers. With respect to the quantity of inventory held by these wholesalers, these agreements provide a financial disincentive for these wholesalers to acquire quantities of product in excess of what is necessary to meet current patient demand. Through the use of these agreements, Schering-Plough expects to avoid situations where Schering-Plough’s shipments of product are not reflective of current demand.

Rebates, Discounts and Returns

Schering-Plough’s rebate accruals for Federal and State governmental programs, including Medicaid and Medicare Part D, at December 31, 2006 and 2005 were $115 million and $144 million, respectively. Commercial discounts, returns and other rebate accruals in the U.S. at December 31, 2006 and 2005 were $371 million and $378 million, respectively. These accruals are established in the period the related revenue was recognized resulting in a reduction to sales and the establishment of liabilities, which are included in total current liabilities, or in the case of returns and other receivable adjustments, an allowance provided against accounts receivable.

In the case of the governmental rebate programs, Schering-Plough’s payments involve interpretations of relevant statutes and regulations. These interpretations are subject to challenges and changes in interpretive guidance by governmental authorities. The result of such a challenge or change could affect whether the estimated governmental rebate amounts are ultimately sufficient to satisfy Schering-Plough’s obligations. Additional information on governmental inquiries focused in part on the calculation of rebates is contained in Note 19, “Legal, Environmental and Regulatory Matters,” under Item 8, “Financial Statements and Supplementary Data.” In addition, it is possible that, as a result of governmental challenges or changes in interpretive guidance, actual rebates could materially exceed amounts accrued.

The following summarizes the activity in the accounts related to accrued rebates, sales returns and discounts:

	Year Ended	Year Ended
	December 31,	December 31,
	2006	2005
	(Dollars in millions)

Accrued Rebates/Returns/Discounts, Beginning of Period	$522	$537
Provision for Rebates	474	479
Adjustment to prior-year estimates(1)	(56)	—
Payments	(460)	(495)

	(42)	(16)

Provision for Returns	124	116
Adjustment to prior-year estimates	(8)	—
Returns	(121)	(167)

	(5)	(51)

Provision for Discounts	605	459
Adjustment to prior-year estimates	(6)	—
Discounts granted	(588)	(407)

	11	52

Accrued Rebates/Returns/Discounts, End of Period	$486	$522

(1)	For the year ended December 31, 2006, the adjustment to prior-year estimates for rebates includes $24 million resulting from the reversal of the accrued rebate amounts recorded in 2005 and 2004 for the TRICARE Retail Pharmacy Program that in August 2006, the U.S. Federal Court of Appeals ruled pharmaceutical manufacturers are not obligated to pay.

In formulating and recording the above accruals, management utilizes assumptions and estimates that include historical experience, wholesaler data, the projection of market conditions, the estimated lag time between sale and payment of a rebate, utilization estimates, and forecasted product demand amounts as discussed under the critical accounting policy entitled “Revenue Recognition.”

As part of its review of these accruals, management performs a sensitivity analysis that considers differing assumptions, which are most subject to judgment in its rebate accrual calculation. Based upon Schering-Plough’s sensitivity analysis, reasonably possible changes to assumptions related to rebate accruals for Federal and State governmental programs could favorably or unfavorably impact net sales and income before taxes by approximately $20 million for 2006.

Provision for Income Taxes

As of December 31, 2006, taxes have not been provided on approximately $4.2 billion of earnings of international subsidiaries as Schering-Plough considers these earnings indefinitely reinvested in its international subsidiaries.

Schering-Plough believes that its accrual for tax contingencies is adequate for all open years, based on past experience, interpretations of tax law, and judgments about potential actions by taxing authorities. Schering-Plough accrues liabilities for identified tax contingencies that result from tax positions taken that could be challenged by tax authorities. Schering-Plough’s tax reserves reflect Schering-Plough’s best estimate of the probable tax liability, however, it is reasonably possible that the ultimate resolution of any tax matters may be materially greater or less than the amount accrued. Schering-Plough will adopt FIN 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. See “Impact of Recently Issued Accounting Standards” as discussed above for additional information regarding the expected impacts on Schering-Plough’s financial statements from the implementation of FIN 48.

Schering-Plough’s potential tax exposures result from the varying application of statutes, regulations and interpretations and include exposures on intercompany terms of cross border arrangements and utilization of cash held by foreign subsidiaries (investment in U.S. property). Although Schering-Plough’s cross border arrangements between affiliates are based upon internationally accepted standards, tax authorities in various jurisdictions may disagree with and subsequently challenge the amount of profits taxed in their country.

Schering-Plough records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Schering-Plough has considered ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event Schering-Plough were to determine that it would be able to realize all or an additional portion of its net deferred tax assets, an adjustment to the valuation allowance would increase income in the period such determination is made. Likewise, should Schering-Plough subsequently determine that it would not be able to realize all or an additional portion of its remaining net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Impairment of Intangible Assets and Property

Intangible assets representing the capitalized costs of purchased goodwill, patents, licenses and other forms of intellectual property totaled $492 million at December 31, 2006. Annual amortization expense in each of the next five years is estimated to be approximately $45 million per year based on the intangible assets recorded as of December 31, 2006. The value of these assets is subject to continuing scientific, medical and marketplace uncertainty. For example, if a marketed pharmaceutical product were to be withdrawn from the market for safety reasons or if marketing of a product could only occur with pronounced warnings, amounts capitalized for such a product may need to be reduced due to impairment. Events giving rise to impairment are an inherent risk in the pharmaceutical industry and cannot be predicted. Management regularly reviews intangible assets for possible impairment.

Certain of Schering-Plough’s manufacturing sites operate below capacity. Overall costs of operating manufacturing sites have significantly increased due to the Consent Decree and other compliance activities. Schering-Plough’s manufacturing cost base is relatively fixed. Actions on the part of management to significantly reduce Schering-Plough’s manufacturing infrastructure involve complex issues. As a result, shifting products between manufacturing plants can take many years due to construction and regulatory requirements, including revalidation and registration requirements. Management continues to review the carrying value of certain manufacturing assets for indications of impairment. Future events and decisions may lead to additional asset impairments and/or related costs.

Accounting for Pension and Post-retirement Benefit Plans

Pension and other post-retirement benefit plan information for financial reporting purposes is calculated using actuarial assumptions. Schering-Plough assesses its pension and other post-retirement benefit plan assumptions on a regular basis. In evaluating these assumptions, Schering-Plough considers many factors, including evaluation of the discount rate, expected rate of return on plan assets, healthcare cost trend rate, retirement age assumption, Schering-Plough’s historical assumptions compared with actual results and analysis of current market conditions and asset allocations. See Note 7, “Retirement Plans and Other Post-Retirement Benefits,” under Item 8, “Financial Statements and Supplementary Data,” for additional information.

Discount rates used for pension and other post-retirement benefit plan calculations are evaluated annually and modified to reflect the prevailing market rates at the measurement date of a high-quality fixed income debt instrument portfolio that would provide the future cash flows needed to pay the benefits included in the benefit obligations as they come due. In countries where debt instruments are thinly traded, estimates are based on available market rates.

Actuarial assumptions are based upon management’s best estimates and judgment. With other assumptions held constant, an increase of 50 basis points in the discount rate would have an estimated favorable impact of $23 million on net pension and post-retirement benefit cost and an increase of 50 basis points in the expected rate of return assumption would have an estimated favorable impact of $8 million on net pension and post-retirement benefit cost. With other assumptions held constant, a decrease of 50 basis points in the discount rate would have an estimated unfavorable impact of $33 million on net pension and post-retirement benefit cost and a decreased of 50 basis points in the expected rate of return assumption would have an estimated unfavorable impact of $8 million on net pension and post-retirement benefit cost.

The expected rates of return for the pension and other post-retirement benefit plans represent the average rates of return to be earned on plan assets over the period during which the benefits included in the benefit obligation are to be paid. In developing the expected rate of return, Schering-Plough determines expected returns for each of the major asset classes, principally equities, fixed income and real estate. The return expectations for these asset classes are based on assumptions for economic growth and inflation, which are supported by long-term historical data as well as Schering-Plough’s actual experience of return on plan assets. The expected portfolio performance also reflects the contribution of active management as appropriate.

Unrecognized net loss amounts reflect experience differentials primarily relating to differences between expected and actual returns on plan assets as well as the effects of changes in actuarial assumptions. Expected returns are based primarily on a calculated market-related value of assets. Under this methodology, asset gains/losses resulting from actual returns that differ from Schering-Plough’s expected returns for the majority of the assets are realized in the market-related value of assets ratably over a five-year period. Total unrecognized net loss amounts in excess of certain thresholds are amortized into net pension and other post-retirement benefit cost over the average remaining service life of employees.

The targeted investment portfolio of Schering-Plough’s U.S. pension plan is allocated 65 percent to equities; 28 percent to fixed income investments; and 7 percent to real estate. The targeted investment portfolio of Schering-Plough’s U.S. other post-retirement benefit plans is allocated 70 percent to equities and 30 percent to fixed income investments. The portfolios’ equity weightings are consistent with the long-term nature of the plans’ benefit obligations. For non-U.S. pension plans, the targeted investment portfolio varies based on the duration of pension liabilities and local governmental rules and regulations.

Substantially all investments in equities and fixed income are valued based on quoted public market values. All investments in real estate are valued based on periodic appraisals.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of FASB Statements No. 87, 88, 106, and 132R. Effective December 31, 2006, Schering-Plough accounts for its retirement and other post-retirement benefit plans in accordance with SFAS No. 158. Shareholders’ equity at December 31, 2006, was reduced by approximately 7 percent upon the adoption of SFAS No. 158. See Note 7, “Retirement Plans and Other Post-Retirement Benefits,” under Item 8, “Financial Statements and Supplemental Data,” for additional information.

SFAS No. 158 allows an extended adoption date for year-end measurement date requirement as allowed under this Statement. Currently, a majority of Schering-Plough’s retirement and other post-retirement benefit plans’ assets and liabilities are measured at December 31. For the remaining plans, which have measurement dates other then year-end, Schering-Plough anticipates adopting the year-end measurement date effective on December 31, 2007. Schering-Plough does not expect any material impact on its financial statements upon the adoption.

Accounting for Legal and Regulatory Matters

Management judgments and estimates are required in the accounting for legal and regulatory matters on an ongoing basis including insurance coverages. Schering-Plough reviews the status of all claims, investigations and legal proceedings on an ongoing basis. From time to time, Schering-Plough may settle or otherwise resolve these matters on terms and conditions management believes are in the best interests of Schering-Plough. Resolution of any or all claims, investigations and legal proceedings, individually or in the aggregate, could have a material adverse effect on Schering-Plough’s results of operations, cash flows or financial condition.

MARKET RISK DISCLOSURE

Schering-Plough is exposed to market risk primarily from changes in foreign currency exchange rates and, to a lesser extent, from interest rates and equity prices. The following describes the nature of these risks.

Foreign Currency Exchange Risk

Schering-Plough has subsidiaries in more than 50 countries. In 2006, sales outside the U.S. accounted for approximately 60 percent of global sales. Virtually all these sales were denominated in currencies of the local country. As such, Schering-Plough’s reported profits and cash flows are exposed to changing exchange rates.

To date, management has not deemed it cost effective to engage in a formula-based program of hedging the profits and cash flows of international operations using derivative financial instruments. Because Schering-Plough’s international subsidiaries purchase significant quantities of inventory payable in U.S. dollars, managing the level of inventory and related payables and the rate of inventory turnover can provide a level of protection against adverse changes in exchange rates. The risk of adverse exchange rate change is also mitigated by the fact that Schering-Plough’s international operations are widespread.

In addition, at any point in time, Schering-Plough’s international subsidiaries hold financial assets and liabilities that are denominated in currencies other than U.S. dollars. These financial assets and liabilities consist primarily of short-term, third-party and intercompany receivables and payables. Changes in exchange rates affect the translated value of these financial assets and liabilities. Gains or losses that arise from translation do not affect net income.

On occasion, Schering-Plough has used derivatives to hedge specific foreign currency exposures. However, these derivative transactions have not been material.

Interest Rate and Equity Price Risk

Financial assets exposed to changes in interest rates and/or equity prices are primarily cash equivalents, short-term investments and the debt and equity securities held in non-qualified trusts for employee benefits. These assets totaled more than $6 billion at December 31, 2006. For cash equivalents and short-term investments, a 10 percent decrease in interest rates would decrease interest income by approximately $25 million. For securities held in non-qualified trusts, due to the long-term nature of the liabilities that these trust assets will fund, Schering-Plough’s exposure to market risk is deemed to be low.

Financial obligations exposed to variability in interest rates are primarily short-term borrowings. Schering-Plough currently maintains an investment portfolio of short-term investment instruments in excess of the amount of borrowings. Accordingly, Schering-Plough has mitigated its exposure for changes in interest rates relating to its financial obligations.

Schering-Plough has long-term debt outstanding, on which a 10 percent decrease in interest rates would increase the fair value of the debt by approximately $115 million. However, Schering-Plough does not currently expect to refund this debt.

DISCLOSURE NOTICE

Cautionary Statements Under the Private Securities Litigation Reform Act of 1995

Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report and other written reports and oral statements made from time to time by Schering-Plough may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-

looking statements do not relate strictly to historical or current facts and are based on current expectations or forecasts of future events. You can identify these forward- looking statements by their use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “project,” “intend,” “plan,” “potential,” “will,” and other similar words and terms. In particular, forward-looking statements include statements relating to future actions, ability to access the capital markets, prospective products or product approvals, timing and conditions of regulatory approvals, patent and other intellectual property protection, future performance or results of current and anticipated products, sales efforts, research and development programs, estimates of rebates, discounts and returns, expenses and programs to reduce expenses, the cost of and savings from reductions in work force, the outcome of contingencies such as litigation and investigations, growth strategy and financial results.

Any or all forward-looking statements here or in other publications may turn out to be wrong. There are no guarantees about Schering-Plough’s financial and operational performance or the performance of Schering-Plough’s stock. Schering-Plough does not assume the obligation to update any forward-looking statement. Many factors could cause actual results to differ materially from Schering-Plough’s forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. Although it is not possible to predict or identify all such factors, we refer you to Item 1A, “Risk Factors” of this report, which we incorporate herein by reference, for identification of important factors with respect to these risks and uncertainties.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

See the Market Risk Disclosures as set forth in Item 7, “Management’s Discussion and Analysis.”

Item 8.	Financial Statements and Supplementary Data

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED OPERATIONS
(Amounts in millions, except per share figures)

	For the Years Ended December 31,
	2006	2005	2004

Net sales	$10,594	$9,508	$8,272

Cost of sales	3,697	3,346	3,070
Selling, general and administrative	4,718	4,374	3,811
Research and development	2,188	1,865	1,607
Other (income)/expense, net	(135)	5	146
Special charges	102	294	153
Equity income from cholesterol joint venture	(1,459)	(873)	(347)

Income/(loss) before income taxes	1,483	497	(168)
Income tax expense	362	228	779

Net income before cumulative effect of a change in accounting principle	1,121	269	(947)
Cumulative effect of a change in accounting principle, net of tax	(22)	—	—

Net income/(loss)	1,143	269	(947)

Preferred stock dividends	86	86	34

Net income/(loss) available to common shareholders	$1,057	$183	$(981)

Diluted earnings/(loss) per common share:
Earnings available to common shareholders before cumulative effect of a change in accounting principle	$0.69	$0.12	$(0.67)
Cumulative effect of a change in accounting principle, net of tax	0.02	—	—

Diluted earnings/(loss) per common share	$0.71	$0.12	$(0.67)

Basic earnings/(loss) per common share:
Earnings available to common shareholders before cumulative effect of a change in accounting principle	$0.69	$0.12	$(0.67)
Cumulative effect of a change in accounting principle	0.02	—	—

Basic earnings/(loss) per common share	$0.71	$0.12	$(0.67)

Dividends per common share	$0.22	$0.22	$0.22

The accompanying notes are an integral part of these Consolidated Financial Statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS
(Amounts in millions)

	For the Years Ended December 31,
	2006	2005	2004

Operating Activities:
Net income/(loss)	$1,143	$269	$(947)
Cumulative effect of a change in accounting principle, net of tax	22	—	—

Net income before cumulative effect of a change in accounting principle, net of tax	$1,121	$269	$(947)
Adjustments to reconcile net income/(loss) to net cash provided by/(used for) operating activities:
Payments to U.S. taxing authorities	—	(239)	(473)
Tax refunds from U.S. loss carryback	—	57	404
Special charges	65	265	(265)
Depreciation and amortization	568	486	453
Accrued share-based compensation	168	—	—
Changes in assets and liabilities:
Accounts receivable	(241)	(209)	(7)
Inventories	(25)	(92)	92
Prepaid expenses and other assets	16	168	174
Accounts payable and other liabilities	395	241	174
Income taxes payable	94	(64)	241

Net cash provided by (used for) operating activities	2,161	882	(154)

Investing Activities:
Capital expenditures	(458)	(478)	(489)
Dispositions of property and equipment	9	43	7
Proceeds from transfer of license	—	—	118
Purchases of investments	(6,648)	(2,608)	(2,852)
Maturity of investments	4,199	2,641	2,588
Other, net	(10)	(52)	7

Net cash used for investing activities	(2,908)	(454)	(621)

Financing Activities:
Cash dividends paid to common shareholders	(326)	(324)	(324)
Cash dividends paid to preferred shareholders	(86)	(86)	(30)
Proceeds from preferred stock issuance, net	—	—	1,394
Short-term borrowings	—	900	546
Payments of short-term borrowings	(1,035)	(1,183)	—
Reductions of long-term debt	—	—	(18)
Stock options exercised and other, net	86	60	(34)

Net cash (used for) provided by financing activities	(1,361)	(633)	1,534

Effect of exchange rates on cash and cash equivalents	7	(12)	7

Net (decrease) increase in cash and cash equivalents	(2,101)	(217)	766
Cash and cash equivalents, beginning of year	4,767	4,984	4,218

Cash and cash equivalents, end of year	$2,666	$4,767	$4,984

Supplemental Disclosure:
Cash paid for interest, net of amounts capitalized	$170	$159	$166
Cash paid (refunded) for income taxes (see Note 6)	234	592	(144)

The accompanying notes are an integral part of these Consolidated Financial Statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except per share figures)

	At December 31,
	2006	2005

ASSETS
Current Assets:
Cash and cash equivalents	$2,666	$4,767
Short-term investments	3,267	818
Accounts receivable, less allowances: 2006, $237; 2005, $211	1,804	1,479
Inventories	1,676	1,605
Deferred income taxes	266	294
Prepaid expenses and other current assets	744	769

Total current assets	10,423	9,732
Property, at cost:
Land	67	67
Buildings and improvements	3,387	3,238
Equipment	3,240	3,131
Construction in progress	627	761

Total	7,321	7,197
Less accumulated depreciation	2,956	2,710

Property, net	4,365	4,487
Goodwill	206	204
Other intangible assets, net	286	365
Other assets	791	681

Total assets	$16,071	$15,469

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,254	$1,078
Short-term borrowings and current portion of long-term debt	242	1,278
U.S., foreign and state income taxes	323	213
Accrued compensation	794	632
Other accrued liabilities	1,549	1,458

Total current liabilities	4,162	4,659
Long-term Liabilities:
Long-term debt	2,414	2,399
Deferred income taxes	122	117
Other long-term liabilities	1,465	907

Total long-term liabilities	4,001	3,423
Commitments and contingent liabilities (Note 19)
Shareholders’ Equity:
Mandatory convertible preferred shares — $1 par value; issued: 29; $50 per share face value	1,438	1,438
Common shares — authorized shares: 2,400, $.50 par value; issued: 2,034	1,017	1,015
Paid-in capital	1,661	1,416
Retained earnings	10,119	9,472
Accumulated other comprehensive loss	(872)	(516)

Total	13,363	12,825
Less treasury shares: 2006, 547; 2005, 550; at cost	5,455	5,438

Total shareholders’ equity	7,908	7,387

Total liabilities and shareholders’ equity	$16,071	$15,469

The accompanying notes are an integral part of these Consolidated Financial Statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY
(Amounts in millions)

						Accumulated
	Mandatory					Other	Total
	Convertible					Compre-	Share-
	Preferred	Common	Paid-in	Retained	Treasury	hensive	holders’
	Shares	Shares	Capital	Earnings	Shares	Loss	Equity

Balance January 1, 2004	—	$1,015	$1,272	$10,918	$(5,442)	$(426)	$7,337

Comprehensive income/(loss):
Net loss				(947)			(947)
Foreign currency translation						107	107
Minimum pension liability, net of tax, in accordance with SFAS No. 87/88						14	14
Unrealized gain on investments available for sale, net of tax,						5	5

Total comprehensive (loss)							(821)

Issuance of preferred stock	1,438		(44)				1,394
Cash dividends on common shares				(324)			(324)
Dividends on preferred shares				(34)			(34)
Stock incentive plans and other	—	—	6	—	(2)	—	4

Balance December 31, 2004	$1,438	$1,015	$1,234	$9,613	$(5,444)	$(300)	$7,556

Comprehensive income/(loss):
Net income				269			269
Foreign currency translation						(160)	(160)
Minimum pension liability, net of tax, in accordance with SFAS No. 87/88						(56)	(56)

Total comprehensive income							53

Cash dividends on common shares				(324)			(324)
Dividends on preferred shares				(86)			(86)
Stock incentive plans and other	—	—	182	—	6	—	188

Balance December 31, 2005	$1,438	$1,015	$1,416	$9,472	$(5,438)	$(516)	$7,387

Comprehensive income:
Net income				1,143			1,143
Foreign currency translation						94	94
Minimum pension liability, net of tax, in accordance with SFAS No. 87/88						67	67
Unrealized gain on investments available for sale, net of tax						4	4

Total comprehensive income							1,308

Cash dividends paid on common shares				(326)			(326)
Dividends on preferred shares				(86)			(86)
Accrued dividends on common shares				(81)			(81)
Adjustment of pension and other-post-retirement liabilities upon the adoption of SFAS No. 158, net of tax of $25						(521)	(521)
Stock incentive plans and other	—	2	245	(3)	(17)	—	227

Balance December 31, 2006	$1,438	$1,017	$1,661	$10,119	$(5,455)	$(872)	$7,908

The accompanying notes are an integral part of these Consolidated Financial Statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

Schering-Plough discovers, develops, manufactures and markets medical therapies and treatments to enhance human health. Schering-Plough also markets leading consumer brands in the over-the-counter (OTC), foot care and sun care markets and operates a global animal health business.

Principles of Consolidation

The consolidated financial statements include Schering-Plough Corporation and its subsidiaries (Schering-Plough). Intercompany balances and transactions are eliminated.

Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and use assumptions that affect certain reported amounts and disclosures. Actual amounts may differ.

Equity Method of Accounting

Schering-Plough accounts for its share of activity from the Merck/Schering-Plough cholesterol joint venture (the Partnership or the joint venture) with Merck & Co., Inc. (Merck) using the equity method of accounting as Schering-Plough has significant influence over the joint venture’s operating and financial policies. Accordingly, Schering-Plough’s net sales do not include sales from the joint venture, and Schering-Plough’s share of earnings in the joint venture is included in consolidated net income/(loss). Equity income from the cholesterol joint venture is included in profit from the Prescription Pharmaceutical segment.

Revenue from the sales of VYTORIN and ZETIA are recognized by the joint venture when title and risk of loss has passed to the customer. Equity income from the joint venture excludes any profit arising from transactions between Schering-Plough and the joint venture until such time as there is an underlying profit realized by the joint venture in a transaction with a party other than Schering-Plough or Merck. See Note 3, “Equity Income From Cholesterol Joint Venture,” for information regarding this joint venture.

Cash and Cash Equivalents

Cash and cash equivalents include operating cash and highly liquid investments with original maturities of three months or less.

Short-term Investments

Short-term investments are carried at their fair value and are classified as available-for-sale. These investments consist of time deposits, certificates of deposit and commercial paper with maturities of less than a year.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out (LIFO) method for a substantial portion of inventories located in the U.S. The cost of all other inventories is determined by the first-in, first-out method (FIFO).

Depreciation of Property and Equipment

Depreciation is provided over the estimated useful lives of the properties, generally by use of the straight-line method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Useful lives of property are generally as follows:

Asset Category	Years

Buildings	40
Building Improvements	25
Equipment	3 - 15

Schering-Plough reviews the carrying value of property and equipment for indications of impairment in accordance with Statement of Financial Accounting Standard (SFAS) 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.”

Depreciation expense, including accelerated depreciation related to the manufacturing streamlining of $93 million, was $443 million, $362 million, and $340 million in 2006, 2005, and 2004, respectively.

Foreign Currency Translation

The net assets of most of Schering-Plough’s international subsidiaries are translated into U.S. dollars using current exchange rates. The U.S. dollar effects that arise from translating the net assets of these subsidiaries at changing rates are recorded in the foreign currency translation account, which is included in other comprehensive income loss. For the remaining international subsidiaries, non-monetary assets and liabilities are translated using historical rates, while monetary assets and liabilities are translated at current rates, with the U.S. dollar effects of rate changes included in income.

Exchange gains and losses arising from translating intercompany balances of a long-term investment nature are recorded in the foreign currency translation account. Transactional exchange gains and losses are included in income.

Revenue Recognition

Schering-Plough’s pharmaceutical products are sold to direct purchasers which include wholesalers, retailers and certain health maintenance organizations. Price discounts and rebates on such sales are paid to federal and state agencies, other indirect purchasers and other market participants such as managed care organizations that indemnify beneficiaries of health plans for their pharmaceutical costs and pharmacy benefit managers.

Schering-Plough recognizes revenue when title and risk of loss pass to the purchaser and when reliable estimates of the following can be determined:

i. commercial discount and rebate arrangements;

ii. rebate obligations under certain federal and state governmental programs; and

iii. sales returns in the normal course of business.

When recognizing revenue, Schering-Plough estimates and records the applicable commercial and governmental discounts and rebates as well as sales returns that have been or are expected to be granted or made for products sold during the period. These amounts are deducted from sales for that period. If reliable estimates of these items cannot be made, Schering-Plough defers the recognition of revenue. Estimates recorded in prior periods are re-evaluated as part of this process.

Earnings Per Common Share

Diluted earnings/(loss) per common share is computed by dividing net income/(loss) available to common shareholders by the sum of the weighted average number of common shares outstanding plus the dilutive effect of shares issuable through deferred stock units and the exercise of stock options and any dilutive effect of shares issuable upon conversion of Schering-Plough’s Mandatory Convertible Preferred Stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Basic earnings/(loss) per common share is computed by dividing net income/(loss) available to common shareholders by the weighted average number of common shares outstanding.

Goodwill and Other Intangible Assets

SFAS 142, “Goodwill and Other Intangible Assets,” requires that intangible assets acquired either individually or with a group of other assets be initially recognized and measured based on fair value. An intangible with a finite life is amortized over its useful life, while an intangible with an indefinite life, including goodwill, is not amortized.

Schering-Plough evaluates goodwill for impairment using a fair-value-based test. If goodwill is determined to be impaired, it is written down to its estimated fair value. Schering-Plough’s goodwill is primarily related to the Animal Health business.

Other Assets

Included in other assets is capitalized software of $246 million and $219 million at December 31, 2006 and 2005, respectively. Amortization expense were $76 million, $71 million, and $67 million in 2006, 2005, and 2004, respectively.

Income Taxes

Deferred income taxes are recognized for the future tax effects of temporary differences between the financial and income tax reporting basis of Schering-Plough’s assets and liabilities based on enacted tax laws and rates.

Accounting for Share-Based Compensation

Prior to January 1, 2006, Schering-Plough accounted for its stock-based compensation arrangements using the intrinsic value method. No share-based employee compensation cost was reflected in net income/(loss), other than for Schering-Plough’s deferred stock units and performance plans, as stock options granted under all other plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, Schering-Plough accounts for all share-based compensation in accordance with FASB Statement of Financial Accounting Standard No. 123 (Revised 2004) “Share-Based Payment” (SFAS 123R). See Note 4, “Share-Based Compensation,” for additional information.

Impact of Other Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which is effective for calendar year companies on January 1, 2008. The Statement defines fair value, establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. The Statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Schering-Plough is currently assessing the potential impacts of implementing this standard.

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) Topic 1N (SAB 108), “Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which is effective for calendar year companies as of December 31, 2006. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the financial statements are materially misstated. Under this guidance, companies should take into account both the effect of a misstatement on the current year balance sheet as well as the impact upon the current year income statement in assessing the materiality of a current year misstatement. Once a current year misstatement has been quantified, the guidance in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SAB Topic 1M, “Financial Statements — Materiality,” (SAB 99) should be applied to determine whether the misstatement is material. The implementation of SAB 108 did not have any impact on Schering-Plough’s financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Schering-Plough is required to apply the provisions of this interpretation beginning on January 1, 2007. The provisions of FIN 48 will be applied to all existing uncertain income tax positions on the effective date. Upon the implementation of FIN 48, the cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings. See Note 6, “Income Taxes,” for additional information regarding the expected impacts of the adoption of FIN 48 on Schering-Plough’s financial statements.

2.	SPECIAL CHARGES AND MANUFACTURING STREAMLINING

2006 Manufacturing Streamlining

During 2006, Schering-Plough implemented changes to its manufacturing operations in Puerto Rico and New Jersey that have streamlined its global supply chain and further enhanced Schering-Plough’s long-term competitiveness. These changes resulted in the phase-out and closure of Schering-Plough’s manufacturing operations in Manati, Puerto Rico, and additional workforce reductions in Las Piedras, Puerto Rico, and New Jersey. In total, these actions have resulted in the elimination of more than 1,000 positions.

Special Charges

Special charges in 2006 related to the changes in Schering-Plough’s manufacturing operations totaled $102 million. These charges consisted of approximately $47 million of severance and $55 million of fixed asset impairments.

Cost of Sales

Included in 2006 cost of sales was approximately $146 million consisting of $93 million of accelerated depreciation, $46 million of inventory write-offs, and $7 million of other charges related to the closure of Schering-Plough’s manufacturing facilities in Manati, Puerto Rico.

The following table summarizes activities reflected in the consolidated financial statements related to changes to Schering-Plough’s manufacturing operations that were completed in 2006:

	Charges
	Included in	Special	Total	Cash	Non-Cash	Accrued
	Cost of Sales	Charges	Charges	Payments	Charges	Liability
	(Dollars in millions)

Accrued liability at January 1, 2006						$—
Severance	$—	$47	$47	$(35)	$—	12
Asset impairments	—	55	55	—	(55)	—
Accelerated depreciation	93	—	93	—	(93)	—
Inventory write-offs	46	—	46	—	(46)	—
Other	7	—	7	(2)	(5)	—

Total	$146	$102	$248	$(37)	$(199)	—

Accrued liability at December 31, 2006						$12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accrued liability balance at December 31, 2006, is expected to be paid during the first quarter of 2007. Schering-Plough does not expect to incur any material additional charges related to the manufacturing streamlining actions announced in 2006.

2004 — 2005 Special Charges Activity

Special charges incurred in 2005 and 2004 are as follows:

	2005	2004
	(Dollars in millions)

Litigation charges	$250	$—
Employee termination costs	28	119
Asset impairment and related charges	16	34

	$294	$153

Litigation Charges

In 2005, litigation reserves were increased by $250 million resulting in a total reserve of approximately $500 million for the Massachusetts Investigation as well as the investigations and the state litigation disclosed under “AWP Litigation and Investigations” in Note 19, “Legal, Environmental and Regulatory Matters.” On August 29, 2006, Schering-Plough announced it had reached an agreement with the U.S. Attorney’s Office for the District of Massachusetts and the U.S. Department of Justice to settle the Massachusetts Investigation for an aggregate amount of $435 million plus interest. This settlement amount relates only to the Massachusetts Investigation. The AWP investigations and litigation are ongoing, and the remaining reserve is adequate to cover these matters. Subsequent to December 31, 2006, Schering-Plough made payments totaling $388 million related to the Massachusetts settlement including interest of $12 million. Schering-Plough expects to pay the remaining payments over the next several quarters. See Note 19, “Legal, Environmental and Regulatory Matters,” for additional information.

Employee Termination Costs

In August 2003, Schering-Plough announced a global workforce reduction initiative. The first phase of this initiative was a Voluntary Early Retirement Program (VERP) in the U.S. Under this program, eligible employees in the U.S. had until December 15, 2003, to elect early retirement and receive an enhanced retirement benefit. Approximately 900 employees elected to retire under the program, all of which retired by December 31, 2005. The total cost of this program was approximately $191 million, comprised of increased pension costs of $108 million, increased post-retirement health care costs of $57 million, vacation payments of $4 million and costs related to accelerated vesting of stock grants of $22 million. Amounts recognized in 2005 and 2004 for this program were $7 million and $20 million, respectively.

Employee termination costs not associated with the VERP totaled $21 million and $99 million in 2005 and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the activity in the accounts related to employee termination costs:

Employee
Termination
Costs
(Dollars
in millions)

Special charges liability balance at December 31, 2003	$29

Special charges incurred during 2004	$119
Credit to retirement benefit plan liability	(20)
Disbursements	(110)

Special charges liability balance at December 31, 2004	$18

Special charges incurred during 2005	$28
Credit to retirement benefit plan liability	(7)
Disbursements	(35)

Special charges liability balance at December 31, 2005	$4

Disbursements	(4)

Special charges liability balance at December 31, 2006	$—

Asset Impairment and Other Charges

For the year ended December 31, 2005, Schering-Plough recognized asset impairment and other charges of $16 million related primarily to the consolidation of Schering-Plough’s U.S. biotechnology organizations.

For the year ended December 31, 2004, Schering-Plough recognized asset impairment charges of $27 million based on discounted cash flows, and other charges of $7 million related primarily to the shutdown of a small European research and development facility.

3.	EQUITY INCOME FROM CHOLESTEROL JOINT VENTURE

In May 2000, Schering-Plough and Merck & Co., Inc. (Merck) entered into two separate sets of agreements to jointly develop and market certain products in the U.S. including (1) two cholesterol-lowering drugs and (2) an allergy/asthma drug. In December 2001, the cholesterol agreements were expanded to include all countries of the world except Japan. In general, the companies agreed that the collaborative activities under these agreements would operate in a virtual joint venture to the maximum degree possible by relying on the respective infrastructures of the two companies. These agreements generally provide for equal sharing of development costs and for co-promotion of approved products by each company.

The cholesterol agreements provide for Schering-Plough and Merck to jointly develop ezetimibe (marketed as ZETIA in the U.S. and Asia and EZETROL in Europe):

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

Schering-Plough utilizes the equity method of accounting in recording its share of activity from the Merck/Schering-Plough cholesterol joint venture. As such, Schering-Plough’s net sales do not include the sales of the joint

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

venture. The cholesterol joint venture agreements provide for the sharing of operating income generated by the joint venture based upon percentages that vary by product, sales level and country. In the U.S. market, Schering-Plough receives a greater share of profits on the first $300 million of annual ZETIA sales. Above $300 million of annual ZETIA sales, Merck and Schering-Plough (the Partners) generally share profits equally. Schering-Plough’s allocation of the joint venture income is increased by milestones recognized. Further, either Partner’s share of the joint venture’s income from operations is subject to a reduction if the Partner fails to perform a specified minimum number of physician details in a particular country. The Partners agree annually to the minimum number of physician details by country.

The Partners bear the costs of their own general sales forces and commercial overhead in marketing joint venture products around the world. In the U.S., Canada and Puerto Rico, the cholesterol agreements provide for a reimbursement to each Partner for physician details that are set on an annual basis, and in Italy, a contractual amount is included in the profit sharing calculation that is not reimbursed. In the U.S., Canada and Puerto Rico this amount is equal to Partner’s physician details multiplied by a contractual fixed fee. Schering-Plough reports these amounts as part of equity income from the cholesterol joint venture. These amounts do not represent a reimbursement of specific, incremental and identifiable costs for Schering-Plough’s detailing of the cholesterol product in these markets. In addition, these amounts are not reflective of Schering-Plough’s sales effort related to the joint venture as Schering-Plough’s sales force and related costs associated with the joint venture are generally estimated to be higher.

For the year ended December 31, 2005, Schering-Plough recognized milestones of $20 million. These milestones related to certain European approvals of VYTORIN (ezetimibe/simvastatin) in 2005. During 2004, Schering-Plough recognized a milestone of $7 million related to the approval of ezetimibe/simvastatin in Mexico during 2004.

Under certain other conditions, as specified in the joint venture agreements with Merck, Schering-Plough could earn additional milestones totaling $105 million.

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

The following information provides a summary of the components of Schering-Plough’s equity income from the cholesterol joint venture for the year ended December 31:

	2006	2005	2004
	(Dollars in millions)

Schering-Plough’s share of net income (including milestones of $20 and $7 in 2005 and 2004, respectively)	$1,273	$689	$244
Contractual amounts for physician details	204	196	121
Elimination of intercompany profit and other, net	(18)	(12)	(18)

Total equity income from cholesterol joint venture	$1,459	$873	$347

Equity income from the joint venture excludes any profit arising from transactions between Schering-Plough and the joint venture until such time as there is an underlying profit realized by the joint venture in a transaction with a party other than Schering-Plough or Merck.

Due to the virtual nature of the cholesterol joint venture, Schering-Plough incurs substantial costs, such as selling, general and administrative costs, that are not reflected in equity income and are borne by the overall cost structure of Schering-Plough. These costs are reported on their respective line items in the Statements of Consolidated Operations and are not separately identifiable. The cholesterol agreements do not provide for any

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

jointly owned facilities and, as such, products resulting from the joint venture are manufactured in facilities owned by either Schering-Plough or Merck.

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

Prior to January 1, 2006, Schering-Plough accounted for its stock compensation arrangements using the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and the related Interpretations. Prior to 2006, there was no stock-based employee compensation cost reflected in net income for stock options, because the Schering-Plough plans under which the stock options were granted required that the exercise price equal the market value of the underlying common stock on the grant date.

Schering-Plough adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R), effective January 1, 2006. SFAS 123R requires companies to recognize compensation expense in an amount equal to the fair value of all share-based payments granted to employees. Schering-Plough elected the modified prospective transition method, and therefore, adjustments to prior periods were not required as a result of adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted after the date of adoption and to any unrecognized expense of awards unvested at the date of adoption based on the grant date fair value. SFAS 123R also amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits that had been reflected as operating cash flows be reflected as financing cash flows.

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123R—3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” Schering-Plough has elected to adopt the transition method provided in this FASB Staff Position for purposes of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R.

In the second quarter of 2006, the 2006 Stock Incentive Plan (the 2006 Plan) was approved by Schering-Plough’s shareholders. Under the terms of the 2006 Plan, 92 million of Schering-Plough’s authorized common shares may be granted as stock options or awarded as deferred stock units to officers and certain employees of Schering-Plough through December 2011. As of December 31, 2006, 76 million options and deferred stock units remain available for future year grants under the 2006 Plan.

Schering-Plough intends to utilize unissued authorized shares to satisfy stock option exercises and for the issuance of deferred stock units.

For grants issued to retirement-eligible employees prior to the adoption of SFAS 123R, Schering-Plough recognized compensation costs over the stated vesting period of the stock option or deferred stock unit with acceleration of any unrecognized compensation costs upon the retirement of the employee. Upon adoption of SFAS 123R, Schering-Plough recognizes compensation costs on all share-based grants made on or after January 1, 2006 over the service period, which is the earlier of the employees’ retirement eligibility date or the service period of the award.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Implementation of SFAS 123R

In the first quarter of 2006, Schering-Plough recognized a benefit to income of $22 million for the cumulative effect of a change in accounting principle related to two long-term compensation plans required to be accounted for as liability plans under SFAS 123R.

Tax benefits recognized related to stock-based compensation and related cash flow impacts were not material during 2006 as Schering-Plough is in a U.S. Net Operating Loss position.

Stock Options

Stock options are granted to employees at exercise prices equal to the fair market value of Schering-Plough’s stock at the dates of grant. Stock options under the 2006 Plan generally vest over three years and have a term of seven years. Certain options granted under previous plans vest over longer periods ranging from three to nine years and have a term of 10 years. Compensation costs for all stock options are recognized over the requisite service period for each separately vesting portion of the stock option award. Expense is recognized, net of estimated forfeitures, over the vesting period of the options using an accelerated method. Expense recognized in 2006 was approximately $56 million.

The weighted-average assumptions used in the Black-Scholes option-pricing model in 2006, 2005 and 2004 were as follows:

	2006	2005	2004

Dividend yield	1.1%	1.7%	1.7%
Volatility	25.7%	31.6%	32.9%
Risk-free interest rate	5.0%	4.1%	3.9%
Expected term of options (in years)	4.5	7.0	7.0

Dividend yields are based on historical dividend yields. Expected volatilities are based on historical volatilities of Schering-Plough’s common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options. The expected term of options represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and Schering-Plough’s historical exercise patterns.

The amount of cash received from the exercise of stock options in 2006, 2005 and 2004 was $87 million, $60 million and $27 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based compensation prior to January 1, 2006, was determined using the intrinsic value method. The following table provides supplemental information for 2005 and 2004 as if stock-based compensation had been computed under SFAS 123:

	2005	2004
	(Dollars in millions except per share figures)

Net income available to common shareholders, as reported	$183	$(981)
Add back: Expense included in reported net income for deferred stock units	89	59
Deduct: Pro forma expense as if both stock options and deferred stock units were charged against net income available to common shareholders in accordance with SFAS 123	(177)	(160)

Pro forma net income available to common shareholders using the fair value method	$95	$(1,082)

Diluted earnings per common share:
Diluted earnings per common share, as reported	$0.12	$(0.67)
Pro forma diluted earnings per common share using the fair value method	0.06	(0.74)
Basic earnings per common share:
Basic earnings per common share, as reported	$0.12	$(0.67)
Pro forma basic earnings per common share using the fair value method	0.06	(0.74)

Summarized information about stock options outstanding and exercisable at December 31, 2006, is as follows:

	Outstanding			Exercisable
		Weighted-	Weighted-		Weighted-
	Number	Average	Average	Number	Average
	of	Remaining	Exercise	of	Exercise
Exercise Price Range	Options	Term in Years	Price	Options	Price
	(In thousands)			(In thousands)

Under $20	44,413	6.4	$18.22	26,489	$18.01
$20 to $30	9,845	8.2	20.84	3,438	21.00
$30 to $40	15,155	4.2	36.58	15,155	36.58
Over $40	14,676	3.3	46.36	14,556	46.35

	84,089			59,638

The weighted-average fair value of stock options granted in 2006, 2005 and 2004 was $5.22, $7.04 and $6.15, respectively. The intrinsic value of stock options exercised was $21 million, $24 million and $14 million in 2006, 2005 and 2004, respectively. The total fair value of options vested in 2006, 2005 and 2004 was $73 million, $69 million and $77 million, respectively.

As of December 31, 2006, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $45 million, which will be amortized over the weighted-average remaining requisite service period of 2.0 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock option activity as of December 31, 2006, and changes during the year then ended under the current and prior plans:

		Weighted-
	Number	Average
	of	Exercise
	Options	Price
	(In thousands)

Outstanding at January 1	82,484	$27.00
Granted	9,708	19.25
Exercised	(5,172)	16.77
Canceled or expired	(2,931)	26.64

Outstanding at December 31	84,089	26.75

Exercisable at December 31	59,638	$29.82

The aggregate intrinsic value of stock options outstanding at December 31, 2006, was $267 million. The aggregate intrinsic value of stock options currently exercisable at December 31, 2006, was $158 million. Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted price of Schering-Plough’s common stock as of the reporting date.

The following table summarizes nonvested stock option activity as of December 31, 2006, and changes during the year then ended under the current and prior plans:

		Weighted-
	Number	Average
	of	Fair
	Options	Value
	(In thousands)

Nonvested at January 1	28,022	$6.41
Granted	9,708	5.22
Vested	(11,505)	6.33
Forfeited	(1,774)	6.03

Nonvested at December 31	24,451	$6.00

Deferred Stock Units

The fair value of deferred stock units is determined based on the number of shares granted and the quoted price of Schering-Plough’s common stock at the date of grant. Deferred stock units generally vest at the end of three years provided the employee remains in the service of Schering-Plough. Expense is recognized on a straight-line basis over the vesting period. Deferred stock units are payable in an equivalent number of common shares. Expense recognized in 2006, 2005 and 2004 was $112 million, $89 million and $59 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized information about deferred stock units outstanding at December 31, 2006, is as follows:

	Outstanding
		Weighted-
	Number of	Average	Weighted-
	Deferred Stock	Remaining	Average
Deferred Stock Unit Price Range	Units	Term in Years	Fair Value
	(In thousands)

Under $18	755	0.8	$17.39
$18 to $20	6,627	2.3	19.21
$20 to $22	6,414	1.4	20.72
Over $22	3	0.9	22.61

	13,799

The weighted-average fair value of deferred stock units granted was $19.27, $20.65 and $18.11 for 2006, 2005 and 2004, respectively. The total fair value of deferred stock units vested during 2006, 2005 and 2004 was $68 million, $39 million and $51 million, respectively.

As of December 31, 2006, the total remaining unrecognized compensation cost related to deferred stock units amounted to $173 million, which will be amortized over the weighted-average remaining requisite service period of 1.9 years.

The following table summarizes deferred stock unit activity as of December 31, 2006, and changes during the year then ended under the current and prior plans:

	Number
	of Nonvested	Weighted-
	Deferred Stock	Average
	Units	Fair Value
	(In thousands)

Nonvested at January 1, 2006	11,416	$20.12
Granted	6,678	19.27
Vested	(3,429)	19.72
Forfeited	(866)	20.04

Nonvested at December 31, 2006	13,799	$19.81

Incentive Plans

Schering-Plough has two compensation plans that are classified as liability plans under SFAS 123R, as the ultimate cash payout of these plans will be based on Schering-Plough’s stock performance as compared to the stock performance of a peer group. Upon adoption of SFAS 123R on January 1, 2006, Schering-Plough recognized a cumulative income effect of a change in accounting principle of $22 million in order to recognize the liability plans at fair value. Income or expense amounts related to these liability plans are based on the change in fair value at each reporting date. Fair value for the plans were estimated using a lattice valuation model using expected volatility assumptions and other assumptions appropriate for determining fair value. The amount recognized in 2006, exclusive of the impact of the cumulative effect of a change in accounting principle, in the Statements of Consolidated Operations related to these liability awards was an expense of $24 million.

As of December 31, 2006, the total remaining unrecognized compensation cost related to the incentive plans amounted to $28 million, which will be amortized over the weighted-average remaining requisite service period of 1.8 years. This amount will vary each reporting period based on changes in fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	OTHER (INCOME)/EXPENSE, NET

The components of other (income)/expense, net, are as follows:

	2006	2005	2004
	(Dollars in millions)

Interest cost incurred	$184	$177	$188
Less: amount capitalized on construction	(12)	(14)	(20)

Interest expense	172	163	168
Interest income	(297)	(176)	(80)
Foreign exchange losses	2	8	5
Other, net	(12)	10	53

Total other (income)/expense, net	$(135)	$5	$146

During 2006, Schering-Plough participated in healthcare refinancing programs adopted by a local government fiscal authorities in a major European market. At December 31, 2006, Schering-Plough has transferred $38 million of its trade accounts receivables owned by a foreign subsidiary to a third-party financial institution without recourse. The transfer of trade accounts receivable qualified as sales of accounts receivable under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” For the year ended December 31, 2006, the loss on the transfer of these trade accounts receivable was immaterial and included in interest expense. Cash flows from these transactions are included in the change in accounts receivable in operating activities.

6.	INCOME TAXES

The components of consolidated income/(loss) before income taxes for the years ended December 31 are as follows:

	2006	2005	2004
	(Dollars in millions)

United States	$(593)	$(1,436)	$(1,548)
Foreign	2,098	1,933	1,380

Total income/(loss) before income taxes and including cumulative effect of a change in accounting principle	$1,505	$497	$(168)

Income from the cholesterol joint venture is included in the above table based on the jurisdiction in which the income is earned.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of income tax expense for the years ended December 31 are as follows:

	Federal	State	Foreign	Total
	(Dollars in millions)

2006
Current	$42	$25	$251	$318
Deferred	(3)	—	47	44

Total	$39	$25	$298	$362

2005
Current	$(46)	$23	$227	$204
Deferred	—	(9)	33	24

Total	$(46)	$14	$260	$228

2004
Current	$365	$24	$182	$571
Deferred	240	(14)	(18)	208

Total	$605	$10	$164	$779

During 2005, Schering-Plough repatriated approximately $9.4 billion in accordance with its planned repatriation under the provisions of the AJCA, which was the maximum amount of foreign earnings that qualified for an effectively reduced tax rate of 5.25 percent. In the fourth quarter of 2004, Schering-Plough accrued a U.S. federal tax liability of approximately $417 million and a state income tax liability of approximately $6 million for the intended repatriation. Schering-Plough will continue to use the repatriated funds for qualified spending.

Schering-Plough’s tax provision for the year ended December 31, 2005, includes a U.S. federal income tax benefit of approximately $42 million as a result of an IRS Notice issued in August 2005. The provisions of this Notice resulted in a reduction of the previously accrued tax liability attributable to the American Jobs Creation Act of 2004 (AJCA) repatriation and also reduced the 2005 U.S. Net Operating Loss (NOL) carried forward to subsequent years.

Prior to the AJCA, Schering-Plough’s intent was to indefinitely reinvest all unremitted earnings of its international subsidiaries, and except for the amounts repatriated under the AJCA, Schering-Plough maintains its intent to indefinitely reinvest earnings of its international subsidiaries. Schering-Plough has not provided deferred taxes on approximately $4.2 billion of undistributed foreign earnings as of December 31, 2006. Determining the tax liability that would arise if these earnings were remitted is not practicable. That liability would depend on a number of factors, including the amount of the earnings distributed and whether the U.S. operations were generating taxable profits or losses.

During 2004, due to changes in tax planning strategies triggered by Schering-Plough’s intent to repatriate earnings under the AJCA, management was no longer able to conclude that it was more likely than not that it would realize the benefit of its net U.S. deferred tax assets, including any benefit related to its U.S. operating losses. Therefore, in general, Schering-Plough established a valuation allowance on its net U.S. deferred tax asset at December 31, 2004, and continues to maintain a valuation allowance for its net U.S. deferred tax asset at December 31, 2006.

Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of Schering-Plough’s assets and liabilities. Schering-Plough’s deferred tax assets result principally from the recording of certain items that currently are not deductible for tax purposes and net operating loss and other tax credit carryforwards. Schering-Plough’s deferred tax liabilities principally result from the use of accelerated depreciation for tax purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of Schering-Plough’s deferred tax assets and liabilities at December 31 are as follows:

	2006	2005
	(Dollars in millions)

Deferred tax assets:
Net operating loss (NOL) carryforwards	$374	$542
Other tax credit carryforwards	341	323
Post-retirement and other employee benefits	553	275
Inventory related	158	170
Sales return reserves	142	149
Litigation accruals	156	126
Other	239	223

Total deferred tax assets:	$1,963	$1,808

Deferred tax liabilities:
Depreciation	$(288)	$(310)
Inventory valuation	(33)	(26)
Other	(61)	(89)

Total deferred tax liabilities:	$(382)	$(425)

Deferred tax valuation allowance	$(1,358)	$(1,143)

Net deferred tax assets	$223	$240

The change in the valuation allowance from 2005 to 2006 is due to the decrease in the deferred tax asset recorded for the U.S. NOL carryforward offset by an increase to the deferred tax assets recorded for expenses currently non-deductible for tax purposes. The decrease to the deferred asset recorded for the U.S. NOL carryforward is primarily attributable to a reduction for the estimated impact of IRS examination of Schering-Plough’s open tax years, which had no impact on the statement of operations. This balance may be subsequently increased or decreased following resolution of these examinations.

The deferred tax assets for net operating losses and other tax credit carryforwards principally relate to U.S. NOLs, Research and Development (R&D) tax credits, U.S. foreign tax credits and Federal Alternative Minimum Tax (AMT) credit carryforwards. At December 31, 2006, Schering-Plough had approximately $1.54 billion of U.S. NOLs for income tax purposes that are available to offset future U.S. taxable income. U.S. NOLs are U.S. operating losses adjusted for the differences between financial and tax reporting. These U.S. NOLs will expire in varying amounts between 2024 and 2026, if unused. At December 31, 2006, Schering-Plough had approximately $105 million of R&D tax credits carryforwards that will expire between 2022 and 2026; $188 million of foreign tax credit carryforwards that will expire between 2011 and 2016; and $44 million of AMT tax credit carryforwards that have an indefinite life. The U.S. NOL carryforward could be materially reduced after examination of Schering-Plough’s income tax returns by the IRS. Schering-Plough has reduced the deferred tax assets and related valuation allowance recorded for its U.S. NOLs and tax credit carryforwards to reflect the estimated resolution of these examinations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The difference between income taxes based on the U.S. statutory tax rate and Schering-Plough’s income tax expense for the years ending December 31 was due to the following:

	2006	2005	2004
	(Dollars in millions)

Income tax expense/(benefit) at U.S. statutory rate	$527	$174	$(59)
Increase/(decrease) in taxes resulting from:
Lower rates in other jurisdictions, net	(436)	(417)	(319)
Federal (benefit) tax on repatriated foreign earnings under the Act, net of credits	—	(42)	417
U.S. operating losses for which no tax benefit was recorded	215	437	384
Permanent differences	(7)	66	98
Provision for valuation allowance of net U.S. deferred tax assets	—	—	240
Provision for other tax matters	42	—	—
State income tax	25	14	10
All other, net	(4)	(4)	8

Income tax at effective tax rate	$362	$228	$779

The lower tax rates in other jurisdictions in 2006, 2005, and 2004, net, are primarily attributable to Schering-Plough’s manufacturing subsidiaries in Puerto Rico, Singapore and Ireland, which operate under various incentive tax grants that begin to expire in 2011. Overall income tax expense primarily relates to foreign taxes and does not include any benefit related to U.S. operating losses.

Net consolidated income tax payments/(refunds), exclusive of payments related to the tax examinations and litigation discussed below, during 2006, 2005, and 2004 were $234 million, $592 million, and $(144) million, respectively.

In January 2006, the Internal Revenue Service (IRS) completed its examination of Schering-Plough’s 1993-1996 federal income tax returns. Schering-Plough had made cash payment in the third quarter of 2005 in the form of a tax deposit of approximately $239 million in anticipation of the settlement of the 1993-1996 tax examination and to prevent additional IRS interest charges. This payment fully satisfied the liability associated with the tax examination and was consistent with the previously recorded reserves. The IRS is now in the process of completing its examination of Schering-Plough’s 1997-2002 federal income tax returns. Schering-Plough anticipates that the examination will be completed before the end of 2007. The finalization of this examination may result in adjustments to Schering-Plough’s accrual for tax contingencies and U.S. NOLs as reported on Schering-Plough’s income tax returns. Schering-Plough’s 2003-2005 U.S. federal income tax returns remain subject to examination.

Schering-Plough believes that its accrual for tax contingencies is adequate for all open years, based on experience, interpretations of tax law, and judgments about potential actions by taxing authorities. Schering-Plough accrues liabilities for identified tax contingencies that result from tax positions taken that could be challenged by tax authorities. Schering-Plough’s tax reserves reflect the probable outcome of identified tax contingencies; however, it is reasonably possible that the ultimate resolution of any tax matters may be materially greater or less than the amount accrued. Schering-Plough will adopt FIN 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. See Impact of Recently Issued Accounting Standards in Note 1, “Summary of Significant Accounting Policies.” Although Schering-Plough is still evaluating the potential impact of FIN 48, it expects a decrease to opening retained earnings as of January 1, 2007, from $225 million to $300 million with a corresponding increase to the appropriate tax liability accounts upon the adoption of this Interpretation.

Schering-Plough’s potential tax exposures result from the varying application of statutes, regulations and interpretations and include exposures on intercompany terms of cross border arrangements and utilization of cash held by foreign subsidiaries (investment in U.S. property). Although Schering-Plough’s cross border arrangements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

between affiliates are based upon internationally accepted standards, tax authorities in various jurisdictions may disagree with and subsequently challenge the amount of profits taxed in their country.

In October 2001, IRS auditors asserted that two interest rate swaps that Schering-Plough entered into with an unrelated party should be recharacterized as loans from affiliated companies, resulting in additional tax liability for the 1991 and 1992 tax years. In September 2004, Schering-Plough made payments to the IRS in the amount of $194 million for income tax and $279 million for interest. Schering-Plough filed refund claims for the tax and interest with the IRS in December 2004. Following the IRS’s denial of Schering-Plough’s claims for a refund, Schering-Plough filed suit in May 2005 in the U.S. District Court for the District of New Jersey for refund of the full amount of the tax and interest. This refund litigation is currently in the discovery phase. Schering-Plough’s tax reserves were adequate to cover the above-mentioned payments.

7.	RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS

Plan Descriptions

Schering-Plough has defined benefit pension plans covering eligible employees in the U.S. and certain foreign countries. For the U.S. plan, benefits for normal retirement are primarily based upon the participant’s average final earnings, years of service and Social Security income, and are modified for early retirement. Death and disability benefits are also available under the plan. Benefits become fully vested after five years of service. The plan provides for the continued accrual of credited service for employees who opt to postpone retirement and remain employed with Schering-Plough after reaching the normal retirement age. Non-U.S. pension plans offer benefits that are competitive with local market conditions.

In addition, Schering-Plough provides post-retirement medical and life insurance benefits primarily to its eligible U.S. retirees and their dependents through its post-retirement benefit plans.

Effective December 31, 2006, Schering-Plough accounts for its retirement plans and other post-retirement benefit plans (the plans) in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of SFAS No. 87, 88, 106, and 132R. SFAS No. 158 requires the recognition of an asset for the over-funded plans and a liability for the under-funded plans in Schering-Plough’s consolidated balance sheets. This Statement also requires the recognition of changes in the funded status of the plans in the year in which the changes occur. As provided by SFAS No. 158, the requirement to measure all plans’ assets and liabilities as of fiscal year-end has been extended to be effective for the years ending after December 15, 2008. Currently, a majority of Schering-Plough’s retirement and other post-retirement benefit plans’ assets and liabilities are measured at December 31.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The incremental effects resulting from the implementation of SFAS No. 158 on the individual line items of Schering-Plough’s Consolidated Balance Sheets at December 31, 2006, are as follows:

	Balance Sheets			Balance Sheets
	Amounts Prior to			Amounts After
	SFAS No. 87/88/158	SFAS No. 87/88	SFAS No. 158	SFAS No. 87/88/158
	Adjustments	Adjustments	Adjustments	Adjustments

ASSETS
Other intangible assets	347	(2)	(59)	286
Other long-term assets (including deferred tax asset)	780	15	(4)	791

LIABILITIES
Accrued compensation	779	—	15	794
Other long-term liabilities	1,076	(54)	443	1,465

EQUITY
Accumulated other comprehensive loss, net of tax effects	(418)	67	(521)	(872)

At December 31, 2006, included in Schering-Plough’s accumulated other comprehensive loss was $841 million ($692 million, net of tax effects) of costs that were not recognized as components of net periodic benefit costs pursuant to SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The components of these costs at December 31, 2006, were as follows:

		Other
		Post-Retirement
	Retirement Plans	Benefits

Actuarial loss	$604	$216
Prior service cost/(credit)	64	(43)

Total	$668	$173

The actuarial losses primarily represent the cumulative difference between the actuarial assumptions and the actual returns from plan assets, changes in discount rates and plans’ experience. Total loss amounts, net in excess of certain thresholds, are amortized into net pension and other post-retirement benefit cost over the average remaining service life of employees. The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic costs during 2007 are as follows:

		Other
		Post-Retirement
	Retirement Plans	Benefits

Actuarial loss recognition	$10	$10
Prior service cost/(credit) recognition	1	(5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Actuarial Assumptions

The consolidated weighted average assumptions used to determine benefit obligations at December 31 were:

			Other Post-
	Retirement		Retirement
	Plans		Benefits
	2006	2005	2006	2005

Discount rate	5.5%	5.3%	6.0%	5.7%
Rate of increase in future compensation	3.8%	3.8%	N/A	N/A

The assumptions above were used to develop the benefit obligations at year-end.

The consolidated weighted average assumptions used to determine net benefit costs for the years ended December 31 were:

				Other
	Retirement Plans			Post-Retirement Benefits
	2006	2005	2004	2006	2005	2004

Discount rate	5.3%	5.6%	5.7%	5.7%	6.0%	6.0%
Long-term expected rate of return on plan assets	7.7%	7.5%	7.6%	7.5%	7.5%	7.5%
Rate of increase in future compensation	3.8%	3.9%	3.9%	N/A	N/A	N/A

The assumptions used to determine net periodic benefit costs for each year are established at the end of each previous year, while the assumptions used to determine benefit obligations are established at each year-end. The net periodic benefit costs and the actuarial present value of the benefit obligations are based on actuarial assumptions that are determined annually based on an evaluation of long-term trends, as well as market conditions, that may have an impact on the cost of providing retirement benefits.

The long-term expected rates of return on plan assets are derived from return assumptions determined for each of the major asset classes: equities, fixed income and real estate, on a proportional basis. The return expectations for each of these asset classes are based largely on assumptions about economic growth and inflation, which are supported by long-term historical data.

The weighted average assumed healthcare cost trend rate used for post-retirement measurement purposes is 10 percent for 2007, trending down to 4.8 percent by 2015. A one percent increase in the assumed healthcare cost trend rate would increase combined post-retirement service and interest cost by $9 million and the post-retirement benefit obligation by $83 million. A one percent decrease in the assumed health care cost trend rate would decrease combined post-retirement service and interest cost by $7 million and the post-retirement benefit obligation by $67 million.

Average retirement age is assumed based on the annual rates of retirement experienced by Schering-Plough.

Components of Net Periodic Benefit Costs

The net pension and other post-retirement benefit costs totaled $204 million, $165 million, and $155 million in 2006, 2005, and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net pension and other post-retirement benefits expense were as follows:

				Other
	Retirement Plans			Post-Retirement Benefits
	2006	2005	2004	2006	2005	2004
	(Dollars in millions)

Service cost	$119	$102	$91	$18	$15	$13
Interest cost	113	106	102	26	24	22
Expected return on plan assets	(113)	(112)	(115)	(13)	(15)	(16)
Amortization, net	44	31	27	6	2	2
Termination benefits	—	7	18	—	1	2
Settlement	4	4	9	—	—	—

Net pension and other post-retirement benefit costs	$167	$138	$132	$37	$27	$23

In accordance with FASB Staff Position 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act), Schering-Plough began accounting for the effect of the federal subsidy under the Medicare Act in the third quarter of 2004. As a result, Schering-Plough’s net other post-retirement benefits expense was reduced by $7 million during 2004. This reduction in the other post-retirement benefits expense during 2004 consists of reductions in service cost, interest cost and net amortization of $2 million, $3 million and $2 million, respectively.

Benefit Obligations

The components of the changes in the benefit obligations were as follows:

			Other Post-Retirement
	Retirement Plans		Benefits
	2006	2005	2006	2005
	(Dollars in millions)

Benefit obligations at beginning of year	$2,155	$1,995	$451	$409
Service cost	119	102	18	15
Interest cost	113	106	26	24
Medicare drug subsidy received	—	—	2	—
Participant contributions	6	4	3	1
Effects of exchange rate changes	53	(59)	—	—
Benefits paid	(110)	(91)	(25)	(23)
Acquisitions/plan transfers	14	5	1	6
Actuarial losses/(gains) (including assumption change)	33	91	33	38
Plan amendments	4	—	—	(19)
Termination benefits	—	2	—	—
Curtailment	(6)	—	—	—
Settlement	(12)	—	—	—

Benefit obligations at end of year	$2,369	$2,155	$509	$451

Benefit obligations of over-funded plans	$99	$84	$—	$—
Benefit obligations of under-funded plans	2,270	2,071	509	451

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Funded Status and Balance Sheets Presentation

The components of the changes in plan assets were as follows:

			Other Post-
			Retirement
	Retirement Plans		Benefits
	2006	2005	2006	2005
	(Dollars in millions)

Fair value of plan assets, primarily stocks and bonds, at beginning of year	$1,441	$1,429	$185	$197
Actual gain (loss) on plan assets	186	122	24	9
Employer contributions	115	23	2	1
Participant contributions	6	4	3	1
Acquisitions/plan transfers	10	1	—	—
Effects of exchange rate changes	37	(47)	—	—
Settlements	(12)	—	—	—
Benefits paid	(110)	(91)	(25)	(23)

Fair value of plan assets at end of year	$1,673	$1,441	$189	$185

Plan assets of over-funded plans	$120	$96	$—	$—
Plan assets of under-funded plans	1,553	1,345	189	185

In addition to the plan assets indicated above, at December 31, 2006 and 2005, securities investments of $71 million and $70 million, respectively, were held in a non-qualified trust designated to provide pension benefits for certain under-funded plans.

In accordance with SFAS No. 158, at December 31, 2006, the net asset of the over-funded plans was $21 million, all of which related to Schering-Plough’s retirement plans, and is included in other long-term assets. The net liability from the under-funded plans at December 31, 2006, totaled $1,037 million as follows:

		Other
	Retirement	Post-Retirement
	Plan	Benefits
	(Dollars in millions)

Accrued compensation (current)	$15	$—
Other long-term liabilities	702	320

Total	$717	$320

Prior to December 31, 2006, Schering-Plough accounted for its retirement plans and other post-retirement benefit plans in accordance with SFAS No. 87, 88, 106 and 132R. The following table is a reconciliation of the funded status of the plans to the net asset/(liability) at December 31, 2005:

		Other
	Retirement	Post-Retirement
	Plan	Benefits
	(Dollars in millions)

Benefit obligations in excess of plan assets	$(714)	$(266)
Post measurement date contributions	4	—
Unrecognized prior service costs	69	(48)
Unrecognized net actuarial loss	669	203

Net asset/(liability) at end of year	$28	$(111)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2005, the components of the net asset/(liability) were recorded in the consolidated balance sheets as follows:

		Other
	Retirement	Post-Retirement
	Plans	Benefits
	(Dollars in millions)

Prepaid benefit cost	$51	$—
Accrued benefit cost	(439)	(111)
Intangible assets	61	—
Accumulated other comprehensive loss	355	—

Net asset/(liability) at end of year	$28	$(111)

At December 31, 2005, Schering-Plough’s additional minimum pension liability was $416 million primarily related to domestic retirement plans. This resulted in an adjustment to accumulated other comprehensive loss, net of tax, of $56 million in 2005.

At December 31, 2006 and 2005, the accumulated benefit obligations (ABO) for the retirement plans were $2,042 million and $1,844 million, respectively. The aggregated accumulated benefit obligations and fair values of plan assets for retirement plans with accumulated benefit obligations in excess of plan assets were $1,780 million and $1,357 million, respectively, at December 31, 2006, and $1,671 million and $1,232 million, respectively, at December 31, 2005.

Plan Assets at Fair Value

The asset allocation for the consolidated retirement plans at December 31, 2006 and 2005, and the target allocation for 2007 are as follows:

		Percentage of
	Target	Plan Assets at
	Allocation	December 31,
Asset Category	2007	2006	2005

Equity securities	59%	62%	62%
Debt securities	36	31	32
Real estate	5	7	6

Total	100%	100%	100%

The asset allocation for the post-retirement benefit trusts at December 31, 2006 and 2005, and the target allocation for 2007 are as follows:

		Percentage of
	Target	Plan Assets at
	Allocation	December 31,
Asset Category	2007	2006	2005

Equity securities	70%	76%	72%
Debt securities	30	24	28

Total	100%	100%	100%

Schering-Plough’s investments related to these plans are broadly diversified, consisting primarily of equities and fixed income securities, with an objective of generating long-term investment returns that are consistent with an acceptable level of overall portfolio market value risk. The assets are periodically rebalanced back to the target allocations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

		Other
	Retirement	Post-Retirement
	Plans	Benefits(1)
	(Dollars in millions)

2007	$98	$25
2008	92	27
2009	95	28
2010	98	30
2011	121	32
Years 2012-2016	652	184

Schering-Plough’s practice is to fund qualified pension plans at least at sufficient amounts to meet the minimum requirements set forth in applicable laws. Schering-Plough expects to contribute approximately $180 million to its retirement plans during 2007, including approximately $125 million to its U.S. Retirement Plan.

Defined Contribution Plans

Schering-Plough makes contributions to defined contribution savings plans equal to three percent of eligible employee earnings, plus a matching of up to two percent of eligible employee earnings based on employee contributions to this plan. The total Schering-Plough contributions to this plan in 2006 and 2005 were $70 million and $58 million, respectively.

8.	EARNINGS PER COMMON SHARE

The following table reconciles the components of the basic and diluted earnings/(loss) per share computations:

	2006	2005	2004
	(Dollars and shares in millions)

EPS Numerator:
Net income/(loss) before cumulative effect of a change in accounting principle and preferred stock dividends	$1,121	$269	$(947)
Add: Cumulative effect of a change in accounting principle, net of tax	22	—	—
Less: Preferred stock dividends	86	86	34

Net income/(loss) available to common shareholders	$1,057	$183	$(981)

EPS Denominator:
Average shares outstanding for basic EPS	1,482	1,476	1,472
Dilutive effect of options and deferred stock units	9	8	—

Average shares outstanding for diluted EPS	1,491	1,484	1,472

The equivalent common shares issuable under Schering-Plough’s stock incentive plans that were excluded from the computation of diluted EPS because their effect would have been antidilutive were 48 million, 39 million, and 89 million, respectively, for the years ended December 31, 2006, 2005, and 2004, respectively. In addition, for the years ended December 31, 2006, 2005 and 2004, 65 million, 69 million, and 27 million common shares, respectively, obtainable upon conversion of the Mandatory Convertible Preferred Stock were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive income/(loss) at December 31, 2006 and 2005 were as follows:

	2006	2005
	(Dollars in millions)

Foreign currency translation adjustment	$(197)	$(291)
Minimum pension liability, net of tax effects, in accordance with SFAS No. 87/88 provisions		(238)
Pension and other post-retirement liabilities, net of tax effects, in accordance with SFAS No. 158 provisions(1)	(692)
Unrealized gain on investments available for sale, net of tax	17	13

Total	$(872)	$(516)

(1)	See Note 7, “Retirement Plans and Other Postretirement Benefits,” for additional information regarding the impacts on Schering-Plough’s financial statements upon the adoption of SFAS No. 158.

Effective December 31, 2006, Schering-Plough accounts for its retirement and other post-retirement benefit plans in accordance with SFAS No. 158. The implementation of SFAS No. 158 resulted in an increase of $521 million, net of tax effects, to accumulated other comprehensive loss that reduced shareholders’ equity.

Gross unrealized pre-tax gains on investments in 2006 and 2005 were $4 million and $0 million, respectively; unrealized losses were immaterial.

10.	INVENTORIES

Inventories consisted of the following at December 31:

	2006	2005
	(Dollars in millions)

Finished products	$728	$665
Goods in process	771	614
Raw materials and supplies	248	326

Total inventories and inventory classified in other non-current assets	$1,747	$1,605

Included in 2006 non-current assets is $71 million of inventory not expected to be sold within one year.

Inventories valued on a last-in, first-out (LIFO) basis comprised approximately 20 percent and 19 percent of total inventories at December 31, 2006 and 2005, respectively. The estimated replacement cost of total inventories at December 31, 2006 and 2005 was $1,795 million and $1,652 million, respectively. The cost of all other inventories is determined by the first-in, first-out method (FIFO).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	OTHER INTANGIBLE ASSETS

The components of other intangible assets, net, are as follows at December 31:

	2006			2005
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
	(Dollars in millions)

Patents and licenses	$599	$368	$231	$579	$329	$250
Trademarks and other	114	59	55	166	51	115

Total other intangible assets	$713	$427	$286	$745	$380	$365

Included in other are pension assets of $61 million at December 31, 2005. Effective on December 31, 2006, these pension assets were eliminated as a result of Schering-Plough’s adoption of SFAS 158 (see Note 7, “Retirement Plans and Other Postretirement Benefit Plans,” for additional information).

Patents, licenses and trademarks are amortized on the straight-line method over their respective useful lives. The residual value of intangible assets is estimated to be zero.

During the fourth quarter of 2006, Schering-Plough received the rights to trademarks and tradenames from an entity in which it had a minority interest. These trademarks and tradenames had a fair value of approximately $18 million. These trademarks and tradenames were included in Schering-Plough’s other intangible assets at December 31, 2006, and are being amortized on straight-line method and over 10 years.

Included in intangible assets is approximately $120 million related to the license and co-promotion agreements with Bayer. These amounts are being amortized over the effective useful lives of the agreements ranging from seven to 14 years.

See Note 12, “Product Licenses and Acquisitions,” for additional information on the above transactions.

Amortization expense related to other intangible assets in 2006, 2005, and 2004 was $47 million, $49 million, and $42 million, respectively, and is included primarily in selling, general and administrative expenses in the statement of consolidated operations. All intangible assets are reviewed to determine their recoverability by comparing their carrying values to their expected undiscounted future cash flows when events or circumstances warrant such a review. Annual amortization expenses related to these intangible assets for the years 2007 to 2012 is expected to be approximately $45 million.

12.	PRODUCT LICENSES & ACQUISITIONS

In August 2005, Schering-Plough announced that it exercised its right to develop and commercialize with Centocor, Inc. (Centocor), golimumab, a new anti-TNF-alpha monoclonal antibody being developed as a therapy for the treatment of rheumatoid arthritis and other immune-mediated inflammatory diseases. Pursuant to the exercise, Schering-Plough received exclusive worldwide marketing rights to golimumab, excluding the U.S., Japan, China (including Hong Kong), Taiwan, and Indonesia. In exchange for its rights under this agreement, Schering-Plough made an upfront payment in the amount of $124 million to Centocor before a tax benefit of $6 million. This payment was included in Research and Development expenses for the year ended December 31, 2005. Schering-Plough is sharing development costs with Centocor. Schering-Plough and Centocor have been collaborating in resolving the difference in the parties’ opinions as to the expiration date of Schering-Plough’s rights to golimumab. In August 2006, Schering-Plough received a determination through arbitration that its rights to market golimumab will extend to 15 years after the first commercial sales in its territories, but Centocor has appealed the ruling.

Effective September 1, 2005, Schering-Plough restructured its INTEGRILIN co-promotion agreement with Millennium. Under the terms of the restructured agreement, Schering-Plough acquired exclusive U.S. development and commercialization rights to INTEGRILIN in exchange for an upfront payment of $36 million and royalties on INTEGRILIN sales. Schering-Plough has agreed to pay minimum royalties of $85 million per year to Millennium

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for 2006 and 2007. Schering-Plough also purchased existing INTEGRILIN inventory from Millennium. The $36 million upfront payment has been capitalized and included in other intangible assets.

During 2004, Schering-Plough entered into a collaboration and license agreement with Toyama Chemical Co. Ltd (Toyama). Under the terms of the agreement, Schering-Plough has acquired the exclusive worldwide rights, excluding Japan, Korea and China, to develop, use and sell garenoxacin for all human and veterinary uses (excluding topical ophthalmic applications). Garenoxacin is Toyama’s quinolone antibacterial agent currently under regulatory review in the U.S. In connection with the execution of the agreement, Schering-Plough incurred a charge in the second quarter of 2004 for an up front fee of $80 million to Toyama. This amount has been expensed and reported in Research and Development for the year ended December 31, 2004.

During 2004, Schering-Plough entered into a strategic agreement with Bayer intended to enhance Schering-Plough’s pharmaceutical resources. Under the terms of this agreement, Schering-Plough has exclusive rights in the U.S. and Puerto Rico to market, sell and distribute the AVELOX and CIPRO antibiotics for all uses (excluding certain topical formulations for administration to the eye or ear). Schering-Plough pays Bayer royalties generally in excess of 50 percent of these products based on sales.

Under the agreement, Schering-Plough also undertook Bayer’s U.S. commercialization activities for the erectile dysfunction medicine LEVITRA under Bayer’s co-promotion agreement with GlaxoSmithKline PLC. In the Japanese market, Bayer will co-market Schering-Plough’s cholesterol-absorption inhibitor ZETIA when it is approved. Schering-Plough has received and recorded deferred revenue of $120 million related to the sale of ZETIA co-promotion rights to Bayer. This deferred revenue will begin to be recognized upon regulatory approval in Japan. ZETIA is currently under regulatory review in Japan. Under certain circumstances, if ZETIA does not receive regulatory/marketing approval in Japan by a certain date, this amount will be required to be repaid to Bayer.

The agreement with Bayer potentially restricts Schering-Plough from marketing products in the U.S. that would compete with any of the products under the agreement. As a result, Schering-Plough expects that it will sublicense rights to garenoxacin, the quinolone antibacterial agent that Schering-Plough licensed from Toyama in 2004.

13.	SHORT-TERM BORROWINGS, LONG-TERM DEBT AND OTHER COMMITMENTS

Short and Long-Term Borrowings

Schering-Plough’s outstanding borrowings at December 31, 2006 and 2005 are as follows:

	2006	2005
	(Dollars in millions)

Short-term
Commercial paper	$149	$298
Other short-term borrowings and current portion of long-term debts	91	979
Current portion of capital leases	2	1

Total short-term borrowings	$242	$1,278

Long-term
10-year senior unsecured notes	$1,247	$1,247
30-year senior unsecured notes	1,142	1,142
Capital leases	25	10

Total long-term borrowings	$2,414	$2,399

Schering-Plough’s short-term borrowings consist of primarily bank loans and commercial paper issued in the U.S. The weighted average interest rate on short-term borrowings was 6.4 percent and 4.7 percent at December 31, 2006 and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior unsecured notes

On November 26, 2003, Schering-Plough issued $1.25 billion aggregate principal amount of 5.3 percent senior unsecured notes due 2013 and $1.15 billion aggregate principal amount of 6.5 percent senior unsecured notes due 2033. The net proceeds from this offering were $2.37 billion. Interest on the notes is payable semi-annually and subject to rate adjustment as follows: if the rating assigned to a particular series of notes by either Moody’s Investors Service, Inc. (Moody’s) or Standard & Poor’s Rating Services (S&P) changes to a rating set forth below, the interest rate payable on that series of notes will be the initial interest rate (5.3 percent for the notes due 2013 and 6.5 percent for the notes due 2033) plus the additional interest rate set forth below by Moody’s and S&P:

Additional Interest Rate	Moody’s Rating	S&P Rating

0.25%	Baa1	BBB+
0.50%	Baa2	BBB
0.75%	Baa3	BBB–
1.00%	Ba1 or below	BB+ or below

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

Upon issuance, the notes were rated A3 by Moody’s and A+ by S&P. On July 14, 2004, Moody’s lowered its rating of the notes to Baa1 and, accordingly, the interest payable on each note increased by 25 basis points, effective December 1, 2004, resulted in a 5.55 percent the interest rate payable on the notes due 2013, and a 6.75 percent the interest rate payable on the notes due 2033 increased. At December 31, 2006, the notes were rated Baa1 by Moody’s and A− by S&P.

These senior unsecured notes are redeemable in whole or in part, at Schering-Plough’s option at any time, at a redemption price equal to the greater of (1) 100 percent of the principal amount of such notes and (2) the sum of the present values of the remaining scheduled payments of principal and interest discounted using the rate of Treasury Notes with comparable remaining terms plus 25 basis points for the 2013 notes or 35 basis points for the 2033 notes.

Credit Facilities

Schering-Plough has a $1.5 billion credit facility that matures in May 2009 and requires Schering-Plough to maintain a total debt to capital ratio of no more than 60 percent. This credit line is available for general corporate purposes and is considered as support to Schering-Plough’s commercial paper borrowings. Borrowings under the credit facility may be drawn by the U.S. parent company or by its wholly-owned international subsidiaries when accompanied by a parent guarantee. This facility does not require compensating balances; however, a nominal commitment fee is paid. As of December 31, 2005, $325 million was drawn under this facility by a wholly-owned international subsidiary for the purposes of funding repatriations under the AJCA. During 2006, this borrowing amount was fully repaid. As of December 31, 2006, no borrowings were outstanding under this facility.

In addition to the above credit facility, Schering-Plough entered into a $575 million credit facility during the fourth quarter of 2005 for the purposes of funding repatriations under the AJCA. As of December 31, 2005, the entire amount was drawn by a wholly-owned international subsidiary to fund the repatriations. This facility was paid in full and terminated in 2006.

In addition, Schering-Plough’s international subsidiaries had approximately $219 million available in unused lines of credit from various financial institutions at December 31, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Commitments

Total rent expense amounted to $118 million, $110 million and $100 million in 2006, 2005 and 2004, respectively. Future annual minimum rental commitments in the next five years on non-cancelable operating leases as of December 31, 2006, are as follows: 2007, $85 million; 2008, $65 million; 2009, $41 million; 2010, $24 million; and 2011, $14 million, with aggregate minimum lease obligations of $35 million due thereafter.

At December 31, 2006, Schering-Plough has commitments totaling $179 million and $2 million related to capital expenditures to be made in 2007 and in 2008, respectively.

14.	FINANCIAL INSTRUMENTS

SFAS 133, “Derivative Instruments and Financial Hedging Activities,” as amended, requires all derivatives to be recorded on the balance sheets at fair value. In addition, this Statement also requires: (1) the effective portion of qualifying cash flow hedges be recognized in income when the hedged item affects income; (2) changes in the fair value of derivatives that qualify as fair value hedges, along with the change in the fair value of the hedged risk, be recognized as they occur; and (3) changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of qualifying hedges, be recognized in income as they occur.

Risks, Policy and Objectives

Schering-Plough is exposed to market risk, primarily from changes in foreign currency exchange rates and, to a lesser extent, from interest rate and equity price changes. Currently, Schering-Plough has not deemed it cost effective to engage in a formula-based program of hedging the profits and cash flows of international operations using derivative financial instruments, but on a limited basis, Schering-Plough will hedge selective foreign currency risks with derivatives. Because Schering-Plough’s international subsidiaries purchase significant quantities of inventory payable in U.S. dollars, managing the level of inventory and related payables and the rate of inventory turnover can provide a natural level of protection against adverse changes in exchange rates. Furthermore, the risk of adverse exchange rate change is somewhat mitigated by the fact that Schering-Plough’s international operations are widespread.

Schering-Plough mitigates credit risk on derivative instruments by dealing only with counterparties considered to be of high credit quality. Accordingly, Schering-Plough does not anticipate loss for non-performance. Schering-Plough does not enter into derivative instruments to generate trading profits.

The table below presents the carrying values and estimated fair values for certain of Schering-Plough’s financial instruments at December 31. Estimated fair values were determined based on market prices, where available, or dealer quotes. The carrying values of all other financial instruments, including cash and cash equivalents, approximated their estimated fair values at December 31, 2006 and 2005.

	2006		2005
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(Dollars in millions)

ASSETS:
Short-term investments	$3,267	$3,267	$818	$818
Long-term investments	145	145	144	147

LIABILITIES:
Short-term borrowings and current portion of long-term debt	$242	$242	$1,278	$1,278
Long-term debt	2,414	2,497	2,399	2,583

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-term Investments

Long-term investments, which are included in other non-current assets, primarily consist of debt and equity securities held in non-qualified trusts to fund long-term employee benefit obligations, which are included as liabilities in the Consolidated Balance Sheets. These assets can only be used to fund the related liabilities.

15.	SHAREHOLDERS’ EQUITY

Schering-Plough has authorized 50,000,000 shares of preferred stock that consists of: 12,000,000 preferred shares designated as Series A Junior Participating Preferred Stock; 28,750,000 preferred shares designated as 6 percent Mandatory Convertible Preferred Stock; and 9,250,000 preferred shares whose designations have not yet been determined.

6 percent Mandatory Convertible Preferred Stock and Shelf Registration

On August 10, 2004, Schering-Plough issued 28,750,000 shares of 6 percent Mandatory Convertible Preferred Stock (the Preferred Stock) with a face value of $1.44 billion. Net proceeds to Schering-Plough were $1.4 billion after deducting commissions, discounts and other underwriting expenses. Each share of the Preferred Stock will automatically convert into between 2.2451 and 2.7840 common shares of Schering-Plough depending on the average closing price of Schering-Plough’s common shares over a period immediately preceding the mandatory conversion date of September 14, 2007, as defined in the prospectus. The preferred shareholders may elect to convert at any time prior to September 14, 2007, at the minimum conversion ratio of 2.2451 common shares per share of the Preferred Stock. Additionally, if at any time prior to the mandatory conversion date the closing price of Schering-Plough’s common shares exceeds $33.41 (for at least 20 trading days within a period of 30 consecutive trading days), Schering-Plough may elect to cause the conversion of all, but not less than all, of the Preferred Stock then outstanding at the same minimum conversion ratio of 2.2451 common shares for each preferred share.

The Preferred Stock accrues dividends at an annual rate of 6 percent on shares outstanding. The dividends are cumulative from the date of issuance and, to the extent Schering-Plough is legally permitted to pay dividends and the Board of Directors declares a dividend payable, Schering-Plough will pay dividends on each dividend payment date. The dividend payment dates are March 15, June 15, September 15 and December 15, with the first dividend having been paid on December 15, 2004.

As of December 31, 2006, Schering-Plough has the ability to issue $563 million (principal amount) of securities under a currently effective Securities and Exchange Commission (SEC) shelf registration.

Treasury Stock

A summary of treasury share transactions for the years ended December 31 is as follows:

	2006	2005	2004
	(Shares in millions)

Share balance at January 1	550	555	559
Stock incentive plans activities	(3)	(5)	(4)

Share balance at December 31	547	550	555

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in the treasury share balance is 70.2 million shares that were acquired by a subsidiary of Schering-Plough through an open-market purchase program in 1994-1995. These shares are not considered treasury shares under New Jersey law; however, like treasury shares, they may not be voted and are not considered outstanding shares for determining the necessary votes to approve a matter submitted to a stockholder vote. The subsidiary does not receive dividends on these shares.

Preferred Share Purchase Rights

Schering-Plough has Preferred Share Purchase Rights outstanding that are attached to and presently only trade with Schering-Plough’s common shares and are not exercisable. The rights will become exercisable only if a person or group acquires 20 percent or more of Schering-Plough’s common stock or announces a tender offer that, if completed, would result in ownership by a person or group of 20 percent or more of Schering-Plough’s common stock. Should a person or group acquire 20 percent or more of Schering-Plough’s outstanding common stock through a merger or other business combination transaction, each right will entitle its holder (other than such acquirer) to purchase common shares of Schering-Plough having a market value of twice the exercise price of the right. The exercise price of the rights is $100.

Following the acquisition by a person or group of beneficial ownership of 20 percent or more but less than 50 percent of Schering-Plough’s common stock, the Board of Directors may call for the exchange of the rights (other than rights owned by such acquirer), in whole or in part, at an exchange ratio of one common share or one two-hundredth of a share of Series A Junior Participating Preferred Stock per right. Also, prior to the acquisition by a person or group of beneficial ownership of 20 percent or more of Schering-Plough’s common stock, the rights are redeemable for $.005 per right at the option of the Board of Directors. The rights will expire on July 10, 2007, unless earlier redeemed or exchanged. The Board of Directors is also authorized to reduce the 20 percent thresholds referred to above to not less than the greater of (i) the sum of .001 percent and the largest percentage of the outstanding shares of common stock then known to Schering-Plough to be beneficially owned by any person or group of affiliated or associated persons and (ii) 10 percent, except that, following the acquisition by a person or group of beneficial ownership of 20 percent or more of Schering-Plough’s common stock, no such reduction may adversely affect the interests of the holders of the rights.

16.	INSURANCE COVERAGE

Schering-Plough maintains insurance coverage with such deductibles and self-insurance as management believes adequate for its needs under current circumstances. Such coverage reflects market conditions (including cost and availability) existing at the time it is written, and the relationship of insurance coverage to self-insurance varies accordingly. As a result of recent external events, the availability of insurance has become more restrictive. Schering-Plough considers the impact of these changes as it continually assesses the best way to provide for its insurance needs in the future. Schering-Plough self-insures a substantial proportion of risk as it relates to products’ liability.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	SEGMENT INFORMATION

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

Net Sales by Major Product and by Segment:

	2006	2005	2004
	(Dollars in millions)

PRESCRIPTION PHARMACEUTICALS	$8,561	$7,564	$6,417
REMICADE	1,240	942	746
NASONEX	944	737	594
PEG-INTRON	837	751	563
CLARINEX/AERIUS	722	646	692
TEMODAR	703	588	459
CLARITIN Rx	356	371	321
INTEGRILIN	329	315	325
REBETOL	311	331	287
AVELOX	304	228	44
INTRON-A	237	287	318
CAELYX	206	181	150
SUBUTEX	203	197	185
ELOCON	141	144	168
CIPRO	111	146	43
Other Pharmaceutical	1,917	1,700	1,522
CONSUMER HEALTH CARE	1,123	1,093	1,085
OTC	558	556	578
Foot Care	343	333	331
Sun Care	222	204	176
ANIMAL HEALTH	910	851	770

CONSOLIDATED NET SALES	$10,594	$9,508	$8,272

Net Sales by Geographic Area:

	2006	2005	2004
	(Dollars in millions)

United States	$4,192	$3,589	$3,219

Europe and Canada	4,403	4,040	3,595
Pacific Area and Asia	1,009	995	676
Latin America	990	884	782

Total International	6,402	5,919	5,053

Consolidated net sales	$10,594	$9,508	$8,272

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Schering-Plough has subsidiaries in more than 50 countries outside the U.S. Net sales are presented in the geographic area in which Schering-Plough’s customers are located. The following foreign countries accounted for 5 percent or more of consolidated net sales during the past three years:

	2006		2005		2004
		% of		% of		% of
		Consolidated		Consolidated		Consolidated
	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales
	(Dollars in millions)

Total International net sales	$6,402	60%	$5,919	62%	$5,053	61%

France	809	8%	771	8%	729	9%
Japan	669	6%	687	7%	385	5%
Canada	478	5%	418	4%	365	4%
Italy	441	4%	457	5%	443	5%

Net sales by customer:

Sales to a single customer that accounted for 10 percent or more of Schering-Plough’s consolidated net sales during the past three years are as follows:

	2006		2005		2004
		% of		% of		% of
		Consolidated		Consolidated		Consolidated
	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales
	(Dollars in millions)

McKesson Corporation	$1,159	11%	$1,073	11%	$868	10%
Cardinal Health	$1,019	10%	$841	9%	$447	5%

Profit by segment:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in millions)

Prescription Pharmaceuticals	$1,394	$733	$13
Consumer Health Care	228	235	234
Animal Health	120	120	88
Corporate and other (including net interest income of $125 million and $13 million in 2006 and 2005, respectively, and $88 million of net interest expense in 2004)	(259)	(591)	(503)

Consolidated profit/(loss) before tax and cumulative effect on a change in accounting principle	$1,483	$497	$(168)

Schering-Plough’s net sales do not include sales of VYTORIN and ZETIA which are managed in partnership with Merck, as Schering-Plough accounts for this joint venture under the equity method of accounting (see Note 3, “Equity Income from Cholesterol Joint Venture,” for additional information). Profit from the Prescription Pharmaceuticals segment includes equity income from cholesterol joint venture.

“Corporate and other” includes interest income and expense, foreign exchange gains and losses, headquarters expenses, special charges and other miscellaneous items. The accounting policies used for segment reporting are the same as those described in Note 1, “Summary of Significant Accounting Policies.”

In 2006, “Corporate and other” includes special charges of $102 million primarily related to changes to Schering-Plough’s manufacturing operations in the U.S. and Puerto Rico announced in June 2006, all of which related to the Prescription Pharmaceuticals segment. Included in 2006 cost of sales were charges of approximately

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$146 million from the manufacturing streamlining actions that were primarily related to the Prescription Pharmaceuticals segment.

In 2005, “Corporate and other” includes special charges of $294 million, including $28 million of employee termination costs, $16 million of asset impairment and other charges, and an increase in litigation reserves by $250 million resulting in a total reserve of $500 million representing Schering-Plough’s current estimate to resolve the Massachusetts Investigation as well as the investigations and the state litigation disclosed under “AWP Litigation and Investigations” in Note 19, “Legal, Environmental and Regulatory Matters.” It is estimated that the charges relate to the reportable segments as follows: Prescription Pharmaceuticals — $289 million; Consumer Health Care — $2 million; Animal Health — $1 million; and Corporate and other — $2 million.

In 2004, “Corporate and other” includes special charges of $153 million, including $119 million of employee termination costs, as well as $27 million of asset impairment charges and $7 million of closure costs primarily related to the exit from a small European research and development facility. It is estimated the charges relate to the reportable segments as follows: Prescription Pharmaceuticals — $135 million; Consumer Health Care — $3 million; Animal Health — $2 million; and Corporate and other — $13 million.

Supplemental sales information:

Sales of products comprising 10 percent or more of Schering-Plough’s U.S. or international sales for the year ended December 31, 2006, were as follows:

	Amount	Percentage
	(Dollars in millions)

U.S.
NASONEX	$611	15%
International
REMICADE	$1,240	19%
PEG-INTRON	636	10%

Long-lived Assets by Geographic Location

	2006	2005	2004
	(Dollars in millions)

United States	$2,547	$2,538	$2,447
Singapore	824	840	884
Ireland	488	486	449
Puerto Rico	152	307	298
Other	653	602	768

Total	$4,664	$4,773	$4,846

Long-lived assets shown by geographic location are primarily property.

Schering-Plough does not disaggregate assets on a segment basis for internal management reporting and, therefore, such information is not presented.

18.	CONSENT DECREE

In May 2002, Schering-Plough agreed with the FDA to the entry of a Consent Decree to resolve issues related to compliance with current Good Manufacturing Practices (cGMP) at certain of Schering-Plough’s facilities in New Jersey and Puerto Rico (the “Consent Decree” or the “Decree”).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In summary, the Decree required Schering-Plough to make payments totaling $500 million in two equal installments of $250 million, which were paid in 2002 and 2003. In addition, the Decree required Schering-Plough to complete revalidation programs for manufacturing processes used to produce bulk active pharmaceutical ingredients and finished drug products at the covered facilities, as well as to implement a comprehensive cGMP Work Plan for each such facility. The Decree required the foregoing to be completed in accordance with strict schedules and provided for possible imposition of additional payments in the event Schering-Plough did not adhere to the approved schedules. Final completion of the work was made subject to certification by independent experts, whose certifications were in turn made subject to FDA acceptance.

As of September 30, 2005, Schering-Plough had completed the revalidation and third party certification of the bulk active pharmaceutical ingredients. As of December 31, 2005, Schering-Plough had completed the revalidation and third-party certification of the finished drug products. Schering-Plough also completed all 212 Significant Steps of the cGMP Work Plan by December 31, 2005. All of these requirements were completed in accordance with the schedules required by the Decree.

Schering-Plough has obtained third-party certification of its completion of the Work Plan as required under the Decree. It is possible that the FDA may disagree with the expert’s certification. In such an event, it is possible that the FDA may assess additional payments as permitted under the Decree and as described in more detail below.

In general, the cGMP Work Plan contained 212 Significant Steps whose timely and satisfactory completion are subject to payments of $15 thousand per business day for each deadline missed. These payments may not exceed $25 million for 2002, and $50 million for each of the years 2003, 2004 and 2005. These payments are subject to an overall cap of $175 million. Schering-Plough would expense any such additional payments assessed under the Decree if and when incurred.

Under the terms of the Decree, provided that the FDA has not notified Schering-Plough of a significant violation of FDA law, regulations, or the Decree in any five-year period since the Decree’s entry in May of 2002, Schering-Plough may petition the court to have the Decree dissolved and the FDA will not oppose Schering-Plough’s petition. There is no assurance about any particular date when the Consent Decree will be lifted.

19.	LEGAL, ENVIRONMENTAL AND REGULATORY MATTERS

Background

Schering-Plough is involved in various claims, investigations and legal proceedings.

Schering-Plough records a liability for contingencies when it is probable that a liability has been incurred and the amount can be reasonably estimated. Schering-Plough adjusts its liabilities for contingencies to reflect the current best estimate of probable loss or minimum liability, as the case may be. Where no best estimate is determinable Schering-Plough records the minimum amount within the most probable range of its liability. Expected insurance recoveries have not been considered in determining the amounts of recorded liabilities for environmental related matters.

If Schering-Plough believes that a loss contingency is reasonably possible, rather than probable, or the amount of loss cannot be estimated, no liability is recorded. However, where a liability is reasonably possible, disclosure of the loss contingency is made.

Schering-Plough reviews the status of all claims, investigations and legal proceedings on an ongoing basis, including related insurance coverages. From time to time, Schering-Plough may settle or otherwise resolve these matters on terms and conditions management believes are in the best interests of Schering-Plough. Resolution of any or all claims, investigations and legal proceedings, individually or in the aggregate, could have a material adverse effect on Schering-Plough’s results of operations, cash flows or financial condition. In addition, resolution of investigations could involve injunctive or administrative remedies that would adversely impact the business such as exclusion from government reimbursement programs, which in turn would have a material adverse impact on the business, future financial condition, cash flows and results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Except for the matters discussed in the remainder of this Note, the recorded liabilities for contingencies at December 31, 2006, and the related expenses incurred during the year ended December 31, 2006, were not material. In the opinion of management, based on the advice of legal counsel, the ultimate outcome of these matters, except matters discussed in the remainder of this Note, will not have a material impact on Schering-Plough’s results of operations, cash flows or financial condition.

Patent Matters

As described in “Patents, Trademarks, and Other Intellectual Property Rights” under Part I, Business, intellectual property protection is critical to Schering-Plough’s ability to successfully commercialize its product innovations. The potential for litigation regarding Schering-Plough’s intellectual property rights always exists and may be initiated by third parties attempting to abridge Schering-Plough’s rights, as well as by Schering-Plough in protecting its rights. Patent matters described below have a potential material effect on Schering-Plough.

DR. SCHOLL’S FREEZE AWAY Patent.  On July 26, 2004, OraSure Technologies filed an action in the U.S. District Court for the Eastern District of Pennsylvania alleging patent infringement by Schering-Plough Healthcare Products by its sale of DR. SCHOLL’S FREEZE AWAY wart removal product. The complaint seeks a permanent injunction and unspecified damages, including treble damages.

Massachusetts Investigation

On August 29, 2006, Schering-Plough announced it had reached an agreement with the U.S. Attorney’s Office for the District of Massachusetts to settle an investigation involving Schering-Plough’s sales, marketing and clinical trial practices and programs along with those of Warrick Pharmaceuticals (Warrick), Schering-Plough’s generic subsidiary (the “Massachusetts Investigation”). The investigation was focused on the following alleged practices: providing remuneration to managed care organizations, physicians and others to induce the purchase of Schering pharmaceutical products; off-label marketing of drugs; and submitting false pharmaceutical pricing information to the government for purposes of calculating rebates required to be paid to the Medicaid program.

The agreement provided for an aggregate settlement amount of $435 million — a criminal fine of $180 million and $255 million to resolve civil aspects of the investigation. On January 17, 2007, Schering Sales Corporation, a subsidiary of Schering-Plough, pled guilty to one count of conspiracy to make false statements to the government. In connection with the settlement, Schering-Plough signed an addendum to an existing corporate integrity agreement with the Office of Inspector General of the U.S. Department of Health and Human Services. The addendum will not affect Schering-Plough’s ongoing business with any customers, including the federal government.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2005, Schering-Plough had recorded a liability of $500 million related to the Massachusetts Investigation, as well as the investigations and the state litigation described below under “AWP Litigation and Investigations.” The settlement amount of $435 million relates only to the Massachusetts Investigation. The AWP litigation and investigations are ongoing.

AWP Litigation and Investigations

Schering-Plough continues to respond to existing and new litigation by certain states and private payors and investigations by the Department of Health and Human Services, the Department of Justice and several states into industry and Schering-Plough practices regarding average wholesale price (AWP). Schering-Plough is cooperating with these investigations.

These litigations and investigations relate to whether the AWP used by pharmaceutical companies for certain drugs improperly exceeds the average prices paid by providers and, as a consequence, results in unlawful inflation of certain reimbursements for drugs by state programs and private payors that are based on AWP. The complaints allege violations of federal and state law, including fraud, Medicaid fraud and consumer protection violations, among other claims. In the majority of cases, the plaintiffs are seeking class certifications. In some cases, classes have been certified. The outcome of these litigations and investigations could include substantial damages, the imposition of substantial fines, penalties and injunctive or administrative remedies.

Securities and Class Action Litigation

Federal Securities Litigation

Following Schering-Plough’s announcement that the FDA had been conducting inspections of Schering-Plough’s manufacturing facilities in New Jersey and Puerto Rico and had issued reports citing deficiencies concerning compliance with current Good Manufacturing Practices, several lawsuits were filed against Schering-Plough and certain named officers. These lawsuits allege that the defendants violated the federal securities law by allegedly failing to disclose material information and making material misstatements. Specifically, they allege that Schering-Plough failed to disclose an alleged serious risk that a new drug application for CLARINEX would be delayed as a result of these manufacturing issues, and they allege that Schering-Plough failed to disclose the alleged depth and severity of its manufacturing issues. These complaints were consolidated into one action in the U.S. District Court for the District of New Jersey, and a consolidated amended complaint was filed on October 11, 2001, purporting to represent a class of shareholders who purchased shares of Schering-Plough stock from May 9, 2000 through February 15, 2001. The complaint seeks compensatory damages on behalf of the class. The Court certified the shareholder class on October 10, 2003. Discovery is ongoing.

Shareholder Derivative Actions

Two lawsuits were filed in the U.S. District Court for the District of New Jersey against Schering-Plough, certain officers, directors and a former director seeking damages on behalf of Schering-Plough, including disgorgement of trading profits made by defendants allegedly obtained on the basis of material non-public information. The complaints allege a failure to disclose material information and breach of fiduciary duty by the directors, relating to the FDA inspections and investigations into Schering-Plough’s pricing practices and sales, marketing and clinical trials practices. These lawsuits are shareholder derivative actions that purport to assert claims on behalf of Schering-Plough. The two shareholder derivative actions pending in the U.S. District Court for the District of New Jersey were consolidated into one action on August 20, 2001.

ERISA Litigation

On March 31, 2003, Schering-Plough was served with a putative class action complaint filed in the U.S. District Court in New Jersey alleging that Schering-Plough, retired Chairman, CEO and President Richard Jay Kogan, Schering-Plough’s Employee Savings Plan (Plan) administrator, several current and former directors, and certain corporate officers (Messrs. LaRosa and Moore) breached their fiduciary obligations to certain participants in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan. The complaint seeks damages in the amount of losses allegedly suffered by the Plan. The complaint was dismissed on June 29, 2004. The plaintiffs appealed. On August 19, 2005, the U.S. Court of Appeals for the Third Circuit reversed the dismissal by the District Court and the matter has been remanded back to the District Court for further proceedings.

K-DUR Antitrust Litigation

Schering-Plough had settled patent litigation with Upsher-Smith, Inc. (Upsher-Smith) and ESI Lederle, Inc. (Lederle) relating to generic versions of K-DUR., Schering-Plough’s long-acting potassium chloride product supplement used by cardiac patients., for which Lederle and Upsher Smith had filed Abbreviated New Drug Applications. Following the commencement of an FTC administrative proceeding alleging anti-competitive effects from those settlements, alleged class action suits were filed in federal and state courts on behalf of direct and indirect purchasers of K-DUR against Schering-Plough, Upsher-Smith and Lederle. These suits claim violations of federal and state antitrust laws, as well as other state statutory and common law causes of action. These suits seek unspecified damages. Discovery is ongoing.

Third-party Payor Actions

Several supported class action litigations have been filed following the announcement of the settlement of the Massachusetts Investigation. Plaintiffs in these actions seek damages on behalf of third-party payors resulting from the allegations of off-label promotion and improper payments to physicians that were at issue in the Massachusetts Investigation.

Tax Matters

In October 2001, IRS auditors asserted that two interest rate swaps that Schering-Plough entered into with an unrelated party should be recharacterized as loans from affiliated companies, resulting in additional tax liability for the 1991 and 1992 tax years. In September 2004, Schering-Plough made payments to the IRS in the amount of $194 million for income tax and $279 million for interest. Schering-Plough filed refund claims for the tax and interest with the IRS in December 2004. Following the IRS’s denial of Schering-Plough’s claims for a refund, Schering-Plough filed suit in May 2005 in the U.S. District Court for the District of New Jersey for refund of the full amount of the tax and interest. This refund litigation is currently in the discovery phase. Schering-Plough’s tax reserves were adequate to cover the above mentioned payments.

Pending Administrative Obligations

In connection with the settlement of an investigation with the U.S. Department of Justice and the U.S. Attorney’s Office for the Eastern District of Pennsylvania, Schering-Plough entered into a five-year corporate integrity agreement (CIA). The CIA was amended in August of 2006 in connection with the settlement of the Massachusetts Investigation, commencing a new five-year term. As disclosed in Note 18, “Consent Decree,” Schering-Plough is subject to obligations under a Consent Decree with the FDA. Failure to comply with the obligations under the CIA or the Consent Decree can result in financial penalties.

Other Matters

NITRO-DUR Investigation

In August 2003, Schering-Plough received a civil investigative subpoena issued by the Office of Inspector General of the U.S. Department of Health and Human Services seeking documents concerning Schering-Plough’s classification of NITRO-DUR for Medicare rebate purposes, and Schering-Plough’s use of nominal pricing and bundling of product sales. Schering-Plough is cooperating with the investigation. It appears that the subpoena is one of a number addressed to pharmaceutical companies concerning an inquiry into issues relating to the payment of government rebates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

French Matter

Based on a complaint to the French competition authority from a competitor in France and pursuant to a court order, the French competition authority has obtained documents from a French subsidiary of Schering-Plough relating to one of the products that the subsidiary markets and sells. Any resolution of this matter adverse to the French subsidiary could result in the imposition of civil fines and injunctive or administrative remedies.

Environmental

Schering-Plough has responsibilities for environmental cleanup under various state, local and federal laws, including the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund. At several Superfund sites (or equivalent sites under state law), Schering-Plough is alleged to be a potentially responsible party (PRP). Schering-Plough believes that it is remote at this time that there is any material liability in relation to such sites. Schering-Plough estimates its obligations for cleanup costs for Superfund sites based on information obtained from the federal Environmental Protection Agency (EPA), an equivalent state agency and/or studies prepared by independent engineers, and on the probable costs to be paid by other PRPs. Schering-Plough records a liability for environmental assessments and/or cleanup when it is probable a loss has been incurred and the amount can be reasonably estimated.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Schering-Plough Corporation

We have audited the accompanying consolidated balance sheets of Schering-Plough Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Schering-Plough Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 4 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment.” Also, as discussed in Note 7 to the consolidated financial statements, effective December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP
Parsippany, New Jersey
February 27, 2007

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

QUARTERLY DATA (UNAUDITED)

	Three Months Ended
	March 31		June 30		September 30		December 31
	2006	2005	2006	2005	2006	2005	2006	2005
	(Dollars in millions, except per share figures)

Net sales	$2,551	$2,369	$2,818	$2,532	$2,574	$2,284	$2,650	$2,324
Cost of sales	893	889	1,004	867	885	775	915	815

Gross margin	1,658	1,480	1,814	1,665	1,689	1,509	1,735	1,509

Selling, general and administrative	1,086	1,081	1,224	1,116	1,158	1,064	1,250	1,114
Research and development	481	384	539	442	536	566	631	474
Other (income)/expense, net	(34)	17	(19)	(8)	(37)	—	(46)	(5)
Special charges	—	27	80	259	10	6	12	2
Equity income from cholesterol joint venture	(311)	(220)	(355)	(170)	(390)	(215)	(403)	(268)

Income before income taxes	436	191	345	26	412	88	291	192
Income tax expense	86	64	86	74	103	23	87	66

Net income/(loss) before cumulative effect of a change in accounting principle	$350	$127	$259	$(48)	$309	$65	$204	$126

Cumulative effect of a change in accounting principle, net of tax	(22)	—	—	—	—	—	—	—

Net income/(loss)	$372	$127	$259	$(48)	$309	$65	$204	$126

Dividends on preferred shares	22	22	22	22	22	22	22	22

Net income/(loss) available to common shareholders	$350	$105	$237	$(70)	$287	$43	$182	$104

Diluted earnings/(loss) per common share:
Earning/(loss) available to common shareholders before cumulative effect of a change in accounting principle	$0.22	$0.07	$0.16	$(0.05)	$0.19	$0.03	$0.12	$0.07
Cumulative effect of a change in accounting principle, net of tax	0.02	—	—	—	—	—	—	—

Diluted earnings per common share	$0.24	$0.07	$0.16	$(0.05)	$0.19	$0.03	$0.12	$0.07
Basic earnings/(loss) per common share:
Earnings/(loss) available to common shareholders before cumulative effect of a change in accounting principle	$0.22	$0.07	$0.16	$(0.05)	$0.19	$0.03	$0.12	$0.07
Cumulative effect of a change in accounting principle, net of tax	0.02	—	—	—	—	—	—	—

Basic earnings/(loss) per common share:	$0.24	$0.07	$0.16	$(0.05)	$0.19	$0.03	$0.12	$0.07
Dividends per common share	0.055	0.055	0.055	0.055	0.055	0.055	0.055	0.055
Common share prices:
High	20.93	21.41	20.00	20.94	22.09	22.45	23.90	21.76
Low	18.00	17.68	18.25	17.89	18.60	18.48	21.25	19.05
Average shares outstanding for diluted EPS (in millions)	1,486	1,480	1,489	1,476	1,492	1,487	1,497	1,487
Average shares outstanding for basic EPS (in millions)	1,480	1,474	1,481	1,476	1,482	1,477	1,484	1,478

Net sales in the third quarter of 2006 included a favorable impact of approximately $47 million resulting from the reversal of previously accrued rebate amounts for the TRICARE Retail Pharmacy Program that a U.S. Federal Court of Appeals ruled pharmaceutical manufacturers are not obligated to pay.

See Note 2, “Special Charges and Manufacturing Changes” to the Consolidated Financial Statements for additional information relating to special charges and charges from Schering-Plough’s announced manufacturing changes.

Schering-Plough’s approximate number of holders of record of common shares as of January 31, 2007 was 36,360.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Management, including the chief executive officer and the chief financial officer, has evaluated Schering-Plough’s disclosure controls and procedures as of the end of the period covered by this 10-K and has concluded that Schering-Plough’s disclosure controls and procedures are effective. They also concluded that there were no changes in Schering-Plough’s internal control over financial reporting that occurred during Schering-Plough’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, Schering-Plough’s internal control over financial reporting.

As part of the changing business environment in which Schering-Plough operates, Schering-Plough is replacing and upgrading a number of information systems. This process will be ongoing for several years. In connection with these changes, as part of Schering-Plough’s management of both internal control over financial reporting and disclosure controls and procedures, management has concluded that the new systems are at least as effective with respect to those controls as the prior systems.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Management of Schering-Plough Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Schering-Plough’s internal control system is designed to provide reasonable assurance to Schering-Plough’s Management and Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Schering-Plough’s Management assessed the effectiveness of Schering-Plough’s internal control over financial reporting as of December 31, 2006. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment, Management believes that, as of December 31, 2006, Schering-Plough’s internal control over financial reporting is effective.

Schering-Plough’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on Management’s assessment of Schering-Plough’s internal control over financial reporting. The firm’s report follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Schering-Plough Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Schering-Plough Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated February 27, 2007 (which report included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”) expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/  DELOITTE & TOUCHE LLP
Parsippany, New Jersey
February 27, 2007

Part III

Item 10.	Directors and Executive Officers of the Registrant

Information concerning Directors and nominees for Directors is incorporated by reference to “Proposal One: Elect Eleven Directors for a One-Year Term” in Schering-Plough’s Proxy Statement for the Annual Meeting of Shareholders on May 18, 2007.

Information concerning executive officers is included in Part I of this filing under the caption “Executive Officers of the Registrant.”

Information concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference to “Section 16(a) Beneficial Ownership Reporting Compliance” in Schering-Plough’s Proxy Statement for the Annual Meeting of Shareholders on May 18, 2007.

Information concerning the audit committee and the audit committee financial expert is incorporated by reference to “Information About the Audit Committee of the Board of Directors and its Practices” and “Committees of the Board of Directors” in Schering-Plough’s Proxy Statement for the Annual Meeting of Shareholders on May 18, 2007.

Schering-Plough has adopted a code of business conduct and ethics, the Standards of Global Business Practices, applicable to all employees, including the chief executive officer, chief financial officer and controller. Schering-Plough’s Standards of Global Business Practices are available in the Investor Relations section of Schering-Plough’s website at www.schering-plough.com. In addition, a written copy of the materials will be provided at no charge by writing to: Office of the Corporate Secretary, Schering-Plough Corporation, 2000 Galloping Hill Road, Mail Stop: K-1-4-4525, Kenilworth, New Jersey 07033. Schering-Plough intends to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Standards of Global Business Practices by posting such information on its website at the address specified above.

Item 11.	Executive Compensation

Information concerning executive compensation is incorporated by reference to “Executive Compensation” in Schering-Plough’s Proxy Statement for the Annual Meeting of Shareholders on May 18, 2007.

Information concerning director compensation is incorporated by reference to “Director Compensation” in Schering-Plough’s Proxy Statement for the Annual Meeting of Shareholders on May 18, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated by reference to “Stock Ownership” in Schering-Plough’s Proxy Statement for the Annual Meeting of Shareholders on May 18, 2007.

Equity Compensation Plan Information — The following information relates to plans under which equity securities of Schering-Plough may be issued to employees or Directors. Schering-Plough has no plans under which equity securities may be issued to non-employees (except that under the stock incentive plans certain stock options may be transferable to family members of the employee-optionee or related trusts).

	Column A	Column B	Column C
			Number of
			Securities
			Remaining
			Available for
	Number of Securities		Future Issuance
	to be Issued	Weighted-Average	Under Equity
	Upon Exercise of	Exercise Price of	Compensation
	Outstanding	Outstanding	Plans (Excluding
	Options, Warrants	Options,	Securities Reflected
Plan Category	and Rights	Warrants and Rights	in Column A)

Equity compensation plans approved by security holders
1992 Stock Incentive Plan	1,671,229	$19.56
1997 Stock Incentive Plan	29,849,243	$41.38
2002 Stock Incentive Plan	51,188,980	$15.77
2006 Stock Incentive Plan	15,178,400	$11.46	76,169,800
Directors Stock Award Plan	N/A	N/A	986,952
Equity compensation plans not approved by security holders
Schering-Plough (Ireland) Approved Profit Sharing Scheme*	N/A	N/A	*
Total	97,887,852	$22.98	77,156,752

*	The Plan permits eligible employees who work for a Schering-Plough Irish subsidiary to enjoy tax advantages by having some or all of their Christmas bonus and between 1 percent and 5 percent of their pay passed to a trustee. The trustee purchases shares of common stock in the open market and allocates the shares to the employees’ accounts. No more than Euro 12,700 may be deferred in a year by an employee. Employees may not sell or withdraw shares allocated to their accounts for two to three years.

Item 13.	Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is incorporated by reference to “Certain Transactions” and “Procedures for Related Party Transactions and Director Independence Assessments” in Schering-Plough’s Proxy Statement for the Annual Meeting of Shareholders on May 18, 2007.

Information concerning director independence is incorporated by reference to “Director Independence” in Schering-Plough’s Proxy Statement for the Annual Meeting of Shareholders on May 18, 2007.

Item 14.	Principal Accountant Fees and Services

Information concerning principal accountant fees and services is incorporated by reference to “Proposal Two: Ratify the Designation of Deloitte & Touche LLP to Audit Schering-Plough’s Books and Accounts for 2007” in Schering-Plough’s Proxy Statement for the Annual Meeting of Shareholders on May 18, 2007.

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

(3) Index to Exhibits:

Unless otherwise indicated, all exhibits are part of Commission File Number 1-6571.

Exhibit
Number	Description	Location

3(a)	Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3(a) to Schering-Plough’s 10-Q for the period ended June 30, 2006.
3(b)	Amended and Restated By-laws.	Incorporated by reference to Exhibit 3(b) to Schering-Plough’s 10-Q for the period ended June 30, 2006.
4(a)	Rights Agreement between Schering-Plough and the Bank of New York dated June 24, 1997.	Incorporated by reference to Exhibit 1 to Schering-Plough’s 8-A filed on June 30, 1997.
4(b)	Form of Participation Rights Agreement between Schering-Plough and the Chase Manhattan Bank (National Association) as Trustee.	Incorporated by reference to Exhibit 4.6 to Schering-Plough’s Registration Statement on Form S-4, Amendment No. 1, filed December 29, 1995. File No. 33-65107.
4(c)(i)	Indenture, dated November 26, 2003, between Schering-Plough and The Bank of New York as Trustee.	Incorporated by reference to Exhibit 4.1 to Schering-Plough’s 8-K filed November 28, 2003.
4(c)(ii)	First Supplemental Indenture (including Form of Note), dated November 26, 2003.	Incorporated by reference to Exhibit 4.2 to Schering-Plough’s 8-K filed November 28, 2003.
4(c)(iii)	Second Supplemental Indenture (including Form of Note), dated November 26, 2003.	Incorporated by reference to Exhibit 4.3 to Schering-Plough’s 8-K filed November 28, 2003.
4(c)(iv)	5.30% Global Senior Note, due 2013.	Incorporated by reference to Exhibit 4(c)(iv) to Schering-Plough’s 10-K for the year ended December 31, 2003.
4(c)(v)	6.50% Global Senior Note, due 2033.	Incorporated by reference to Exhibit 4(c)(v) to Schering-Plough’s 10-K for the year ended December 31, 2003.
10(a)	Directors Compensation Plan (as amended and restated effective June 1, 2006 with amendments through September 19, 2006).*	Incorporated by reference to Exhibit 10(h)(iii) to Schering-Plough’s 10-Q for the period ended September 30, 2006.
10(b)(i)	1997 Stock Incentive Plan.*	Incorporated by reference to Exhibit 10 to Schering-Plough’s 10-Q for the period ended September 30, 1997.
10(b)(ii)	Amendment to 1997 Stock Incentive Plan (effective February 22, 1999).*	Incorporated by reference to Exhibit 10(a) to Schering-Plough’s 10-Q for the period ended March 31, 1999.
10(b)(iii)	Amendment to the 1997 Stock Incentive Plan (effective February 25, 2003).*	Incorporated by reference to Exhibit 10(c) to Schering-Plough’s 10-K for the year ended December 31, 2002.
10(c)	2002 Stock Incentive Plan (as amended to February 25, 2003).*	Incorporated by reference to Exhibit 10(d) to Schering-Plough’s 10-K for the year ended December 31, 2002.
10(d)	2006 Stock Incentive Plan (as amended and restated effective May 19, 2006 with amendments through September 19, 2006).*	Incorporated by reference to Exhibit 10(d)(iii) to Schering-Plough’s 10-Q for the period ended September 30, 2006.

Exhibit
Number	Description	Location

10(e)(i)	Letter agreement dated November 4, 2003 between Robert Bertolini and Schering-Plough.*	Incorporated by reference to Exhibit 10(e)(iii) to Schering-Plough’s 10-K for the year ended December 31, 2003.
10(e)(ii)	Employment Agreement effective upon a change of control dated as of December 19, 2006 between Robert Bertolini and Schering-Plough Corporation.*	Incorporated by reference to Exhibit 99.1 to Schering-Plough’s 8-K filed December 21, 2006.
10(e)(iii)	Employment Agreement dated as of May 12, 2003 between Carrie Cox and Schering-Plough.*	Incorporated by reference to Exhibit 99.6 to Schering-Plough’s 8-K filed May 13, 2003.
10(e)(iv)	Employment Agreement dated as of April 20, 2003 between Fred Hassan and Schering-Plough.*	Incorporated by reference to Exhibit 99.2 to Schering-Plough’s 8-K filed April 21, 2003.
10(e)(v)	Employment Agreement dated as of December 19, 2006 between Thomas P. Koestler, Ph.D. and Schering-Plough.*	Attached.
10(e)(vi)	Employment Agreement dated as of December 19, 2006 between Raul Kohan and Schering-Plough.*	Attached.
10(e)(vii)	Letter agreement dated March 11, 2004 between Thomas J. Sabatino, Jr. and Schering-Plough.*	Incorporated by reference to Exhibit 10 to Schering-Plough’s 10-Q for the period ended March 31, 2004.
10(e)(viii)	Employment Agreement effective upon a change of control dated as of April 15, 2004 between Thomas J. Sabatino, Jr. and Schering-Plough.*	Attached.
10(e)(ix)	Form of employment agreement effective upon a change of control between Schering-Plough and certain executives for new agreements beginning December 14, 2006.*	Attached.
10(f)	Operations Management Team Incentive Plan (as amended and restated effective June 26, 2006).*	Incorporated by reference to Exhibit 10(m)(ii) to Schering-Plough’s 10-Q for the period ended September 30, 2006.
10(g)	Cash Long-Term Incentive Plan (as amended and restated effective January 24, 2005).*	Incorporated by reference to Exhibit 10(n) to Schering-Plough’s 10-K for the year ended December 31, 2004.
10(h)	Long-Term Performance Share Unit Incentive Plan (as amended and restated effective January 24, 2005).*	Incorporated by reference to Exhibit 10(o) to Schering-Plough’s 10-K for the year ended December 31, 2004.
10(i)	Transformational Performance Contingent Shares Program.*	Incorporated by reference to Exhibit 10(p) to Schering-Plough’s 10-K for the year ended December 31, 2003.
10(j)	Severance Benefit Plan (as amended and restated effective December 17, 2004 with amendments through April 18, 2005).*	Incorporated by reference to Exhibit 10(e)(xi) to Schering-Plough’s 10-Q for the period ended March 31, 2005.
10(k)	Savings Advantage Plan (as amended and restated effective June 1, 2006).*	Incorporated by reference to Exhibit 10(e)(xiii) to Schering-Plough’s 10-Q for the period ended September 30, 2006.
10(l)	Supplemental Executive Retirement Plan (amended and restated to January 1, 2005).*	Attached.

Exhibit
Number	Description	Location

10(m)	Retirement Benefits Equalization Plan (as amended and restated as of January 1, 2005).*	Incorporated by reference to Exhibit 10(l) to Schering-Plough’s 10-K for the year ended December 31, 2005.
10(n)	Executive Incentive Plan (as amended and restated to October 1, 2000).*	Incorporated by reference to Exhibit 10(a)(i) to Schering-Plough’s 10-K for the year ended December 31, 2000.
10(o)	Deferred Compensation Plan (as amended and restated to October 1, 2000).*	Incorporated by reference to Exhibit 10(i) to Schering-Plough’s 10-K for the year ended December 31, 2000.
10(p)	Amended and Restated Defined Contribution Trust.*	Incorporated by reference to Exhibit 10(a)(ii) to Schering-Plough’s 10-K for the year ended December 31, 2000.
10(q)	Amended and Restated SERP Rabbi Trust Agreement.*	Incorporated by reference to Exhibit 10(g) to Schering-Plough’s 10-K for the year ended December 31, 1998.
10(r)	Cholesterol Governance Agreement, dated as of May 22, 2000, by and among Schering-Plough, Merck & Co., Inc. and the other parties signatory thereto.†	Incorporated by reference to Exhibit 99.2 to Schering-Plough’s 8-K dated October 21, 2002.
10(s)	First Amendment to the Cholesterol Governance Agreement, dated as of December 18, 2001, by and among Schering-Plough, Merck & Co., Inc. and the other parties signatory thereto.†	Incorporated by reference to Exhibit 99.3 to Schering-Plough’s 8-K filed October 21, 2002.
10(t)	Master Agreement, dated as of December 18, 2001, by and among Schering-Plough, Merck & Co., Inc. and the other parties signatory thereto.†	Incorporated by reference to Exhibit 99.4 to Schering-Plough’s 8-K filed October 21, 2002.
10(u)	Letter Agreement dated April 14, 2003 relating to Consent Decree.	Incorporated by reference to Exhibit 99.3 to Schering-Plough’s 10-Q for the period ended March 31, 2003.
10(v)	Distribution agreement between Schering-Plough and Centocor, Inc., dated April 3, 1998.†	Incorporated by reference to Exhibit 10(u) to Schering-Plough’s Amended 10-K for the year ended December 31, 2003, filed May 3, 2004.
12	Computation of Ratio of Earnings to Fixed Charges.	Attached.
14	Standards of Global Business Practices (covers all employees, including Senior Financial Officers).	Incorporated by reference to Exhibit 14 to Schering-Plough’s 8-K filed September 30, 2004.
21	Subsidiaries of the registrant.	Attached.
23.1	Consent of Independent Registered Public Accounting Firm.	Attached.
23.2	Independent Auditor’s Consent.	Attached.
24	Power of attorney.	Attached.
31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chairman of the Board and Chief Executive Officer.	Attached.
31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification for Executive Vice President and Chief Financial Officer.	Attached.

Exhibit
Number	Description	Location

32.1	Sarbanes-Oxley Act of 2002, Section 906 Certification for Chairman of the Board and Chief Executive Officer.	Attached.
32.2	Sarbanes-Oxley Act of 2002, Section 906 Certification for Executive Vice President and Chief Financial Officer.	Attached.

*	Compensatory plan, contract or arrangement.

†	Certain portions of the exhibit have been omitted pursuant to a request for confidential treatment. The non-public information has been filed separately with the Securities and Exchange Commission pursuant to rule 24b-2 under the Securities Exchange Act of 1934, as amended.

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

Date: February 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ FRED HASSAN Fred Hassan	Chairman of the Board and Chief Executive Officer

/s/ ROBERT J. BERTOLINI Robert J. Bertolini	Executive Vice President and Chief Financial Officer

/s/ STEVEN H. KOEHLER Steven H. Koehler	Vice President and Controller

* Hans W. Becherer	Director

* Thomas J. Colligan	Director

* C. Robert Kidder	Director

* Philip Leder, M.D.	Director

* Eugene R. McGrath	Director

* Carl E. Mundy, Jr.	Director

* Patricia F. Russo	Director

* Kathryn C. Turner	Director

* Robert F. W. van Oordt	Director

* Arthur F. Weinbach	Director

*By /s/ STEVEN H. KOEHLER Steven H. Koehler Attorney-in-fact

Date: February 27, 2007

Merck/Schering-Plough Cholesterol Partnership

Combined Statements of Net Sales and Contractual Expenses
Years Ended December 31,
(Dollars in millions)

	2006	2005	2004

Net sales	$3,884	$2,425	$1,214

Cost of sales	179	93	74
Selling, general and administrative	1,056	945	634
Research and development	161	134	138

	1,396	1,172	846

Income from operations	$2,488	$1,253	$368

The accompanying notes are an integral part of these combined financial statements.

Merck/Schering-Plough Cholesterol Partnership

Combined Balance Sheets
December 31,
(Dollars in millions)

	2006	2005

ASSETS
Cash and cash equivalents	$36	$40
Accounts receivable, net	293	230
Inventories	87	66
Prepaid expenses and other assets	14	13

Total assets	$430	$349

LIABILITIES AND PARTNERS’ DEFICIT
Payable to Schering-Plough, net	$169	$165
Payable to Merck, net	64	198
Rebates payable	271	120
Accrued expenses and other liabilities	7	2

Total liabilities	511	485
Commitments and Contingent Liabilities (notes 3 and 5)
Partners’ capital (deficit)	(81)	(136)

Total liabilities and Partners’ capital (deficit)	$430	$349

The accompanying notes are an integral part of these combined financial statements.

Merck/Schering-Plough Cholesterol Partnership

Combined Statements of Cash Flows
Years Ended December 31,
(Dollars in millions)

	2006	2005	2004

Operating Activities:
Income from operations	$2,488	$1,253	$368
Adjustments to reconcile income from operations to net cash provided by operating activities:
Accounts receivable, net	(63)	(46)	(121)
Inventories	(21)	(2)	(41)
Prepaid expenses and other assets	(1)	(12)	16
Rebates payable	151	85	22
Accrued expenses and other liabilities	5	2	—
Payables to Merck and Schering-Plough, net	(130)	36	152
Non-cash charges	52	—	—

Net cash provided by operating activities	2,481	1,316	396

Financing Activities:
Contributions from Partners	721	710	473
Distributions to Partners	(3,206)	(2,033)	(855)

Net cash used for financing activities	(2,485)	(1,323)	(382)

Net (decrease)/increase in cash and cash equivalents	(4)	(7)	14
Cash and cash equivalents, beginning of period	40	47	33

Cash and cash equivalents, end of period	$36	$40	$47

The accompanying notes are an integral part of these combined financial statements.

Merck/Schering-Plough Cholesterol Partnership

Combined Statements of Partners’ Capital (Deficit)
(Dollars in millions)

	Schering-
	Plough	Merck	Total

Balance, January 1, 2004 (unaudited)	$(4)	$(48)	$(52)
Contributions from Partners	243	230	473
Income from operations	244	124	368
Distributions to Partners	(427)	(428)	(855)

Balance, December 31, 2004	56	(122)	(66)
Contributions from Partners	330	380	710
Income from operations	689	564	1,253
Distributions to Partners	(1,042)	(991)	(2,033)

Balance, December 31, 2005	33	(169)	(136)
Contributions from Partners	344	429	773
Income from operations	1,273	1,215	2,488
Distributions to Partners	(1,648)	(1,558)	(3,206)

Balance, December 31, 2006	$2	$(83)	$(81)

The accompanying notes are an integral part of these combined financial statements.

Merck/Schering-Plough Cholesterol Partnership

Notes to Combined Financial Statements

1.	Description of Business and Basis of Presentation

Description of Business

In May 2000, Merck & Co., Inc. (“Merck”) and Schering-Plough Corporation (“Schering-Plough”) (collectively “Management” or the “Partners”) entered into agreements to jointly develop and market in the United States, Schering-Plough’s then investigational cholesterol absorption inhibitor (“CAI”) ezetimibe (marketed today in the United States as ZETIA and as EZETROL in most other countries) (the “Cholesterol Agreements”) and a fixed-combination tablet containing the active ingredients montelukast and loratadine. Montelukast is sold by Merck as SINGULAIR and loratadine is sold by Schering-Plough as CLARITIN. While the montelukast and loratadine combination tablet does not have approval in any country, Phase III clinical development is ongoing. The cholesterol collaboration is formally referred to as the Merck/Schering-Plough Cholesterol Partnership (the “Partnership”). In December 2001, the Cholesterol Agreements were expanded to include all countries of the world, except Japan. The Cholesterol Agreements provide for ezetimibe to be developed and marketed in the following forms:

•	Ezetimibe, a once daily CAI, non-statin cholesterol reducing medicine used alone or co-administered with any statin drug, and

•	Ezetimibe and simvastatin (Merck’s existing ZOCOR statin cholesterol modifying medicine) combined into one tablet (marketed today in the United States as VYTORIN and as INEGY in most other countries).

VYTORIN and ZETIA were approved by the U.S. FDA in July 2004 and October 2002, respectively. Together, these products, whether marketed as VYTORIN, ZETIA or under other trademarks locally, are referred to as the “Cholesterol Products.”

Under the Cholesterol Agreements, the Partners established jointly-owned, limited purpose legal entities based in Canada, Puerto Rico, and the United States through which to carry out the contractual activities of the Partnership in these countries. An additional jointly-owned, limited purpose legal entity based in Singapore was established to own the rights to the intellectual property of the Partnership and to fund and oversee research and development and manufacturing activities of the Partnership and certain respiratory products. In all other markets except Latin America, subsidiaries of Merck or Schering-Plough perform marketing activities for Cholesterol Products under contract with the Partnership. These legal entity and subsidiary operations are collectively referred to as the “Combined Companies.” In Latin America, the Partnership sells directly to Schering-Plough and Merck’s Latin American subsidiaries and Schering-Plough and Merck compete against one another in the cholesterol market. Consequently, selling, promotion and distribution activities for the Cholesterol Products within Latin America are not included in the Combined Companies.

The Partnership is substantially reliant on the infrastructures of Merck and Schering-Plough. There are a limited number of employees of the legal entities of the Partnership and most activities are performed by employees of either Merck or Schering-Plough under service agreements with the Partnership. Profits, which are shared by the Partners under differing arrangements in countries around the world, are generally defined as net sales minus (1) agreed upon manufacturing costs and expenses incurred by the Partners and invoiced to the Partnership, (2) direct promotion expenses incurred by the Partners and invoiced to the Partnership, (3) expenses for a limited specialty sales force in the United States incurred by the Partners and invoiced to the Partnership, and certain amounts for sales force physician detailing of the Cholesterol Products in the United States, Puerto Rico, Canada and Italy (4) administration expenses based on a percentage of Cholesterol Product net sales, which are invoiced by one of the Partners, and (5) other costs and expenses incurred by the Partners that were not contemplated when the Cholesterol Agreements were entered into but that were subsequently agreed to by both Partners. Agreed upon research and development expenses incurred by the Partners and invoiced to the Partnership are shared equally by the Partners, after adjusting for special allocations in the nature of milestones due to one of the Partners.

Notes to Combined Financial Statements — (Continued)

Basis of Presentation

The accompanying combined balance sheets and combined statements of net sales and contractual expenses, cash flows and partners’ capital (deficit) include the cholesterol and respiratory-related activities of the Combined Companies. The respiratory-related activities primarily pertain to clinical development work and, while the montelukast and loratadine combination tablet does not have approval in any country, Phase III clinical development is ongoing. Spending on respiratory-related activities is not material to the income from operations in any of the years presented. Interpartnership balances and profits are eliminated.

Net sales include the net sales of the Cholesterol Products sold by the Combined Companies. Expenses include amounts that Merck and Schering-Plough have contractually agreed to directly invoice to the Partnership, or are shared through the contractual profit sharing arrangements between the Partners, as described above.

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

Under the Cholesterol Agreements, certain activities are charged to the Partnership by the Partners based on contractually agreed upon allocations of Partner-incurred expenses as described below. In the opinion of Management, any allocations of expenses described below are made on a basis that reasonably reflects the actual level of support provided. All other expenses are expenses of the Partners and accordingly, are reflected in each Partner’s respective expense line items in their separate consolidated financial statements. Future results of operations, financial position, and cash flows could differ materially from the historical results presented herein.

As described above, the profit sharing arrangements under the Cholesterol Agreements provide that only certain Partner-incurred costs and expenses be invoiced to the Partnership by the Partners and therefore become part of the profit calculation. The following paragraphs list the typical categories of costs and expenses that are generally incurred in the discovery, development, manufacture, distribution and marketing of the Cholesterol Products and provide a description of how such costs and expenses are treated in the accompanying combined statements of net sales and contractual expenses, and in determining profits under the contractual agreements.

•	Manufacturing costs and expenses — All contractually agreed upon manufacturing plant costs and expenses incurred by the Partners related to the manufacture of the Partnership products are included as “Cost of sales” in the accompanying combined statements of net sales and contractual expenses, including direct production costs, certain production variances, expenses for plant services and administration, warehousing, distribution, materials management, technical services, quality control, and asset utilization. “Cost of sales” in 2005 includes certain interpartnership adjustments totaling $14 million that relate to prior years. The adjustments, which lowered 2005 cost of sales, are not material to the results of operations in 2005 or any of the individual prior years and do not impact the Partners’ equity income amounts. All other manufacturing costs and expenses incurred by the Partners not agreed to be included in the determination of profits under the contractual agreements are not invoiced to the Partnership and therefore are excluded from the accompanying combined financial statements. These costs and expenses include but are not limited to yield gains and losses in excess of jointly agreed upon yield rates and excess/idle capacity of manufacturing plant assets.

Notes to Combined Financial Statements — (Continued)

•	Direct promotion expenses — Direct promotion represents direct and identifiable out-of-pocket expenses incurred by the Partners on behalf of the Partnership, including but not limited to contractually agreed upon expenses related to market research, detailing aids, agency fees, direct-to-consumer advertising, meetings and symposia, trade programs, launch meetings, special sales force incentive programs and product samples. All such contractually agreed upon expenses are included in “Selling, general and administrative” in the accompanying combined statements of net sales and contractual expenses. All other promotion expenses incurred by the Partners not agreed to be included in the determination of profits under the contractual agreements are excluded from the accompanying combined financial statements.

•	Selling expenses — In the United States, Canada, Puerto Rico and Italy, the general sales forces of the Partners provide a majority of the physician detail activity at an agreed upon amount which is included in “Selling, general and administrative” in the accompanying combined statements of net sales and contractual expenses. In addition, the agreed upon costs of a limited specialty sales force for the United States market that calls on opinion leaders in the field of cholesterol medicine are also included in “Selling, general and administrative.” All other selling expenses incurred by the Partners not agreed to be included in the determination of profits under the contractual agreements are excluded from the accompanying combined financial statements. These expenses include the total costs of the general sales forces of the Partners detailing the Cholesterol Products in most countries outside of the United States, Canada, Puerto Rico and Italy.

•	Administrative expenses — Administrative support is primarily provided by one of the Partners. The contractually agreed upon expenses for support are determined based on a percentage of Cholesterol Product sales. Such amounts are included in “Selling, general and administrative” in the accompanying combined statements of net sales and contractual expenses. Selected contractually agreed upon direct costs of employees of the Partners for support services and out-of-pocket expenses incurred by the Partners on behalf of the Partnership are also included in “Selling, general and administrative.” All other expenses incurred by the Partners not agreed to be included in the determination of profits under the contractual agreements are excluded from the accompanying combined financial statements. These expenses include, but are not limited to, certain U.S. managed care services, Partners’ subsidiary management in most international markets, and other indirect expenses such as corporate overhead and interest.

•	Research and development (“R&D”) expense — R&D activities are performed by the Partners and agreed upon costs and expenses are invoiced to the Partnership. These agreed upon expenses generally represent an allocation of each Partner’s estimate of full time equivalents devoted to the research and development of the cholesterol and respiratory products and include grants and other third-party expenses. These contractually agreed upon allocated costs are included in “Research and development” in the accompanying combined statements of net sales and contractual expenses. All other R&D costs that are incurred by the Partners but are not jointly agreed upon are excluded from the accompanying combined financial statements.

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

Notes to Combined Financial Statements — (Continued)

Estimates are used in determining such items as provisions for sales discounts and returns and government and managed care rebates. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.

Foreign Currency Translation

The net assets of the Partnership’s foreign operations are translated into U.S. dollars at current exchange rates. The U.S. dollar effects arising from translating the net assets of these operations are included in Partners’ capital (deficit), and are not significant.

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with original maturities of less than three months.

Inventories

Substantially all inventories are valued at the lower of first in, first out cost or market.

Intangible Assets

Intangible assets consist of licenses, trademarks and trade names owned by the Partnership. These intangible assets were recorded at the Partners’ historical cost at the date of contribution, at a nominal value.

Revenue Recognition, Rebates, Returns and Allowances

Revenues from sales of Cholesterol Products are recognized when title and risk of loss pass to the customer. Recognition of revenue also requires reasonable assurance of collection of sales proceeds and completion of all performance obligations. In the United States, sales discounts are issued to customers as direct discounts at the point-of-sale or indirectly through an intermediary wholesale purchaser, known as chargebacks, or indirectly in the form of rebates. Additionally, sales are generally made with a limited right of return under certain conditions. Revenues are recorded net of provisions for sales discounts and returns for which reliable estimates can be made at the time of sale. Reserves for chargebacks, discounts and returns and allowances are reflected as a direct reduction to accounts receivable and amounted to $37 million and $23 million at December 31, 2006 and 2005, respectively. Accruals for rebates are reflected as “Rebates payable,” shown separately in the combined balance sheets.

Income Taxes

Generally, taxable income or losses of the Partnership are allocated to the Partners and included in each Partner’s income tax return. In some state jurisdictions, the Partnership is subject to an income tax, which is included in the combined financial statements and shared between the Partners. Except for these state income taxes, which are not significant to the combined financial statements, no provision has been made for federal, foreign or state income taxes.

Concentrations of Credit Risk

The Partnership’s concentrations of credit risk consist primarily of accounts receivable. At December 31, 2006, three customers each represented 17%, 28% and 38% of “Accounts receivable, net.” These same three customers each accounted for more than 10% of net sales in 2006. Bad debts for the years ended December 31, 2006, 2005 and 2004 have been minimal. The Partnership does not normally require collateral or other security to

Notes to Combined Financial Statements — (Continued)

support credit sales. In 2006, 2005 and 2004 the Partnership derived approximately 80%, 81% and 83%, respectively, of its combined net sales from the United States.

3.	Inventories

Inventories at December 31 consisted of:

	2006	2005
	(Dollars in Millions)

Finished goods	$25	$28
Raw materials and work in process	62	38

	$87	$66

The Partnership has entered into long-term agreements with the Partners for the supply of active pharmaceutical ingredients (API) and for the formulation and packaging of the Cholesterol Products at an agreed upon cost. In connection with these supply agreements, the Partnership has entered into capacity agreements under which the Partnership has committed to take a specified annual minimum supply of API and formulated tablets or pay a penalty. These capacity agreements are in effect for a period of seven years following the first full year of production by one of the Partners and expire beginning in 2011. The Partnership has met its commitments under the capacity agreements through December 31, 2006.

4.	Related Party Transactions

The Partnership receives substantially all of its goods and services, including pharmaceutical product, manufacturing services, sales force services, administrative services and R&D services, from its Partners. Summarized information about related party balances is as follows:

	December 31, 2006			December 31, 2005
	Schering-			Schering-
	Plough	Merck	Total	Plough	Merck	Total
			(Dollars in Millions)

Receivables	$11	$399	$410	$5	$241	$246
Payables	180	463	643	170	439	609

Payables, net	$169	$64	$233	$165	$198	$363

Selling, general and administrative expense includes contractually defined costs for physician detailing provided by Schering-Plough and Merck of $204 million and $203 million, respectively, in 2006, $196 million and $181 million, respectively, in 2005 and $121 million and $99 million, respectively, in 2004. These expenses are not necessarily reflective of the actual cost of the Partners’ sales efforts in the countries in which the amounts are contractually defined. Included in the 2006 amount was $52 million of contractual amounts included in the profit sharing calculation in Italy relating to physician detailing. These amounts were not paid by the Partnership to the Partners but are a component of the profit sharing calculation.

Cost of sales and selling, general and administrative expense also includes contractually defined costs for distribution and administrative services provided by Merck and Schering-Plough of $27 million, $21 million, and $3 million in 2006, 2005 and 2004, respectively. These amounts are not necessarily reflective of the actual costs for such distribution and administrative services.

The Partnership sells Cholesterol Products directly to the Partners, principally to Merck and Schering-Plough affiliates in Latin America. In Latin America, where the Partners compete with one another in the cholesterol market, Merck and Schering-Plough purchase Cholesterol Products from the Partnership and sell directly to third

Notes to Combined Financial Statements — (Continued)

parties. Sales to Partners are included in “Net sales” at their invoiced price in the accompanying combined statements of net sales and contractual expenses and were $61 million, $36 million, and $42 million, in 2006, 2005 and 2004, respectively.

5.	Legal and Other Matters

The Partnership may become party to claims and legal proceedings of a nature considered normal to its business, including product liability and intellectual property. The Partnership records a liability in connection with such matters when it is probable a liability has been incurred and an amount can be reasonably estimated. In February 2007, Schering-Plough received a notice from a generic company indicating that it had filed an Abbreviated New Drug Application for ZETIA and that it is challenging the U.S. patents that are listed for ZETIA. The Partners are considering the appropriate response.

The Partnership maintains insurance coverage with deductibles and self-insurance as Management believes is cost beneficial. The Partnership self-insures all of its risk as it relates to product liability and accrues an estimate of product liability claims incurred but not reported.

INDEPENDENT AUDITORS’ REPORT

The Partners of the Merck/Schering-Plough Cholesterol Partnership

We have audited the accompanying combined balance sheets of the Merck/Schering-Plough Cholesterol Partnership as of December 31, 2006 and 2005, as described in Note 1, and the related combined statements of net sales and contractual expenses, partners’ capital (deficit) and cash flows, as described in Note 1, for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the management of Merck & Co., Inc. and Schering-Plough Corporation, collectively “Management” or “the Partners.” Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying statements were prepared for the purpose of complying with certain rules and regulations of the Securities and Exchange Commission and, as described in Note 1, are not intended to be a complete presentation of the financial position, results of operations or cash flows of all the activities of a stand-alone pharmaceutical company involved in the discovery, development, manufacture, distribution and marketing of pharmaceutical products.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of the Merck/Schering-Plough Cholesterol Partnership, as described in Note 1, as of December 31, 2006 and 2005, and the combined results of its net sales and contractual expenses and its combined cash flows, as described in Note 1, for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/  DELOITTE & TOUCHE LLP
Parsippany, New Jersey
February 27, 2007

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2006, 2005 and 2004

Valuation and qualifying accounts deducted from assets to which they apply:

Allowances for accounts receivable:

	Reserve for	Reserve	Reserve
	Doubtful	for Cash	for Claims
	Accounts	Discounts	and Other	Total
	(Dollars in millions)

2006
Balance at beginning of year	$54	$31	$126	$211
Additions:
Charged to costs and expenses	25	150	493	668
Deductions from reserves	(29)	(150)	(468)	(647)
Effects of foreign exchange	3	1	1	5

Balance at end of year	$53	$32	$152	$237

2005
Balance at beginning of year	$67	$25	$81	$173
Additions:
Charged to costs and expenses	14	138	271	423
Deductions from reserves	(25)	(131)	(225)	(381)
Effects of foreign exchange	(2)	(1)	(1)	(4)

Balance at end of year	$54	$31	$126	$211

2004
Balance at beginning of year	$60	$22	$35	$117
Additions:
Charged to costs and expenses	16	105	159	280
Deductions from reserves	(11)	(103)	(114)	(228)
Effects of foreign exchange	2	1	1	4

Balance at end of year	$67	$25	$81	$173