Form 10-Q
period 2007-03-31
SCHERING PLOUGH CORP
filed 2007-04-27
CIK 310158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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

Common Shares Outstanding as of March 31, 2007: 1,489,389,131

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS
(Unaudited)
(Amounts in millions, except per share figures)

	Three Months Ended
	March 31,
	2007	2006

Net sales	$2,975	$2,551

Cost of sales	937	893
Selling, general and administrative	1,213	1,086
Research and development	707	481
Other income, net	(48)	(34)
Special and acquisition related charges	1	—
Equity income from cholesterol joint venture	(487)	(311)

Income before income taxes	652	436
Income tax expense	87	86

Net income before cumulative effect of a change in accounting principle	565	350
Cumulative effect of a change in accounting principle, net of tax	—	(22)

Net income	565	372

Preferred stock dividends	22	22

Net income available to common shareholders	$543	$350

Diluted earnings per common share:
Earnings available to common shareholders before cumulative effect of a change in accounting principle	$0.36	$0.22
Cumulative effect of a change in accounting principle, net of tax	—	0.02

Diluted earnings per common share	$0.36	$0.24

Basic earnings per common share:
Earnings available to common shareholders before cumulative effect of a change in accounting principle	$0.37	$0.22
Cumulative effect of a change in accounting principle, net of tax	—	0.02

Basic earnings per common share	$0.37	$0.24

Dividends per common share	$0.065	$0.055

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
(Unaudited)
(Amounts in millions)

	Three Months Ended
	March 31,
	2007	2006

Operating Activities:
Net income	$565	$372
Cumulative effect of a change in accounting principle, net of tax	—	(22)

Net income before cumulative effect of a change in accounting principle, net of tax	565	350
Adjustments to reconcile net income to net cash provided by operating activities:
Special and acquisition related charges	(388)	—
Depreciation and amortization	119	118
Accrued share-based compensation	42	34
Changes in assets and liabilities:
Accounts receivable	(233)	(251)
Inventories	74	(17)
Prepaid expenses and other assets	(99)	(88)
Accounts payable and other liabilities	(198)	22
Purchase of derivative instruments	(130)	—

Net cash (used for) provided by operating activities	(248)	168

Investing Activities:
Capital expenditures	(139)	(64)
Dispositions of property and equipment	—	2
Purchases of investments	(1,012)	(2,246)
Reduction of investments	1,278	523
Other, net	(14)	—

Net cash provided by (used for) investing activities	113	(1,785)

Financing Activities:
Cash dividends paid to common shareholders	(82)	(81)
Cash dividends paid to preferred shareholders	(22)	(22)
Net change in short-term borrowings	4	(489)
Stock option exercises	52	26

Net cash used for financing activities	(48)	(566)

Effect of exchange rates on cash and cash equivalents	2	(1)

Net decrease in cash and cash equivalents	(181)	(2,184)
Cash and cash equivalents, beginning of period	2,666	4,767

Cash and cash equivalents, end of period	$2,485	$2,583

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in millions, except per share figures)

	March 31,	December 31,
	2007	2006

ASSETS
Current Assets:
Cash and cash equivalents	$2,485	$2,666
Short-term investments	3,001	3,267
Accounts receivable, net	2,050	1,804
Inventories	1,610	1,676
Deferred income taxes	242	266
Prepaid expenses and other current assets	975	744

Total current assets	10,363	10,423
Property, plant and equipment	7,390	7,321
Less accumulated depreciation	3,033	2,956

Property, net	4,357	4,365
Goodwill	211	206
Other intangible assets, net	276	286
Other assets	865	791

Total assets	$16,072	$16,071

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,195	$1,254
Short-term borrowings and current portion of long-term debt	252	242
U.S., foreign and state income tax	122	323
Accrued compensation	458	794
Other accrued liabilities	1,645	1,549

Total current liabilities	3,672	4,162
Long-term Liabilities:
Long-term debt	2,414	2,414
Deferred income tax	113	122
Other long-term liabilities	1,666	1,465

Total long-term liabilities	4,193	4,001
Commitments and contingent liabilities (Note 17)
Shareholders’ Equity:
Mandatory convertible preferred shares — $1 par value; issued: 29; $50 per share face value	1,438	1,438
Common shares — authorized shares: 2,400, $.50 par value; issued: 2,037 at March 31, 2007 and 2,034 at December 31, 2006	1,018	1,017
Paid-in capital	1,755	1,661
Retained earnings (The March 31, 2007 amount includes a reduction of $259 million for the cumulative effect of implementing FIN 48. See Note 6.)	10,303	10,119
Accumulated other comprehensive loss	(851)	(872)

Total	13,663	13,363
Less treasury shares: 2007, 547; 2006, 547; at cost	5,456	5,455

Total shareholders’ equity	8,207	7,908

Total liabilities and shareholders’ equity	$16,072	$16,071

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

These unaudited condensed consolidated financial statements of Schering-Plough Corporation and subsidiaries (Schering-Plough), included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles have been condensed or omitted pursuant to such SEC rules and regulations These statements should be read in conjunction with the accounting policies and notes to consolidated financial statements included in Schering-Plough’s 2006 Annual Report on Form 10-K.

In the opinion of Schering-Plough’s management, the financial statements reflect all adjustments necessary for a fair statement of the operations, cash flows and financial position for the interim periods presented.

Impact of Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which is effective for calendar year companies on January 1, 2008. This Standard defines fair value, establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. This Standard codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Schering-Plough is currently assessing the potential impacts of implementing this standard.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of FASB Statements No. 87, 88, 106, and 132R. Effective December 31, 2006, Schering-Plough accounted for its retirement and other post-retirement benefit plans in accordance with SFAS No. 158. SFAS No. 158 allows an extended adoption date for the requirement to have the company’s year-end date as the measurement date for all defined benefit pension and other postretirement plans. For the plans which had measurement dates other than year-end, Schering-Plough adopted the year-end measurement date effective with the 2007 plan year. The impact on the financial statements related to this measurement date change is not material.

In November 2006, the FASB issued Emerging Issues Task Force Issue No. 06-10, “Accounting for Deferred Compensation and Postretirement Benefits Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements,” which is effective for calendar year companies on January 1, 2008. The Task Force concluded that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either FASB Statement No. 106 or APB Opinion No. 12 based on the substantive agreement with the employee. The Task Force also concluded that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. Schering-Plough is currently assessing the potential impacts of implementing this standard.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 also includes an amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which applies to all entities with available-for-sale and trading securities. This statement is effective as of the

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently assessing the potential impacts of implementing this standard.

2.	SPECIAL AND ACQUISITION RELATED CHARGES

During the three months ended March 31, 2007, Schering-Plough made payments of $379 million for the settlement of the Massachusetts Investigation and made payments of $9 million related to the 2006 manufacturing streamlining. At March 31, 2007, the accrued liability balance related to the 2006 manufacturing streamlining was $2 million.

During the three months ended March 31, 2007, Schering-Plough incurred $1 million of acquisition related charges for the planned Organon BioSciences N.V. (“Organon BioSciences”) acquisition.

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

Schering-Plough utilizes the equity method of accounting in recording its share of activity from the Merck/Schering-Plough cholesterol joint venture. As such, Schering-Plough’s net sales do not include the sales of the joint venture. The cholesterol joint venture agreements provide for the sharing of operating income generated by the joint venture based upon percentages that vary by product, sales level and country. In the U.S. market, Schering-Plough receives a greater share of profits on the first $300 million of annual ZETIA sales. Above $300 million of annual ZETIA sales, Merck and Schering-Plough (the Partners) generally share profits equally. Schering-Plough’s allocation of the joint venture income is increased by milestones recognized. Further, either Partner’s share of the joint venture’s income from operations is subject to a reduction if the Partner fails to perform a specified minimum number of physician details in a particular country. The Partners agree annually to the minimum number of physician details by country.

The Partners bear the costs of their own general sales forces and commercial overhead in marketing joint venture products around the world. In the U.S., Canada and Puerto Rico, the cholesterol agreements provide for a reimbursement to each Partner for physician details that are set on an annual basis, and in Italy, a contractual amount is included in the profit sharing calculation that is not reimbursed. In the U.S., Canada and Puerto Rico, this amount is equal to Partner’s physician details multiplied by a contractual fixed fee. Schering-

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Plough reports these amounts as part of equity income from the cholesterol joint venture. These amounts do not represent a reimbursement of specific, incremental and identifiable costs for Schering-Plough’s detailing of the cholesterol products in these markets. In addition, these amounts are not reflective of Schering-Plough’s sales effort related to the joint venture as Schering-Plough’s sales force and related costs associated with the joint venture are generally estimated to be higher.

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

The unaudited financial information below presents summarized combined financial information for the Merck/Schering-Plough Cholesterol Partnership for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in millions)

Net sales	$1,168	$793
Cost of sales	77	39
Income from operations	769	458

Amounts related to physician details, among other expenses, that are invoiced by Schering-Plough and Merck in the U.S., Canada and Puerto Rico are deducted from income from operations of the Partnership.

Schering-Plough’s share of the joint venture’s income from operations for the three months ended March 31, 2007 and 2006 was $425 million and $266 million, respectively. In the U.S. market, Schering-Plough receives a greater share of income from operations on the first $300 million of annual ZETIA sales. As a result, Schering-Plough’s share of the joint venture’s income from operations is generally higher in the first quarter than in subsequent quarters.

The following information provides a summary of the components of Schering-Plough’s equity income from the cholesterol joint venture for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in millions)

Schering-Plough’s share of income from operations	$425	$266
Contractual amounts for physician details	62	47
Elimination of intercompany profit and other, net	—	(2)

Total equity income from cholesterol joint venture	$487	$311

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

During the first quarter of 2007, Schering-Plough announced that it had entered into a separate development agreement with Merck to commence development of an ezetimibe and atorvastatin combination product.

4.	SHARE-BASED COMPENSATION

Schering-Plough adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R), effective January 1, 2006. SFAS 123R requires companies to recognize compensation expense in an amount equal to the fair value of all share-based payments granted to employees. Schering-Plough elected the modified prospective transition method and therefore adjustments to prior periods were not required as a result of adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted after the date of adoption and to any unrecognized expense of awards unvested at the date of adoption based on the grant date fair value.

During the first quarter of 2007, Schering-Plough issued performance-based deferred stock units under the 2006 Stock Incentive Plan, which provide certain senior managers the opportunity to earn shares of Schering-Plough common stock. These units will only be earned if specific pre-established levels of performance and service are achieved during a three year performance period (2007-2009). For certain of these units, fair value was estimated at the grant date using a lattice valuation model using expected volatility assumptions and other assumptions appropriate for determining fair value. Compensation expense for these units is based on the fair values of the awards and is recognized over the performance period.

A summary of the options, deferred stock units and performance-based deferred stock units granted during the three months ended March 31, 2007 and 2006 is as follows:

	Three Months Ended March 31,
Number of underlying shares in thousands	2007		2006
		Weighted-			Weighted-
		Average			Average
	Underlying	Grant-Date	Underlying		Grant-Date
	Shares	Fair Value	Shares		Fair Value

Stock options	182	$5.72	120		$6.35
Deferred stock units	125	24.06	55		19.45
Performance-based deferred stock units	1,375	23.23		—

Total Awards	1,682		175

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Options become exercisable in equal annual installments over a three-year period. The deferred stock units generally vest at the end of a three year period from the date they were granted. The performance-based deferred stock units vest at the end of a three year performance period if specific pre-established levels of performance and service are met.

The weighted-average assumptions used in the Black-Scholes option pricing model in the first quarter 2007 and 2006, respectively, were as follows:

	Three Months Ended March 31,
	2007	2006

Dividend yield	1.1%	1.1%
Volatility	22.6%	28.6%
Risk-free interest rate	4.6%	4.6%
Expected term of options (in years)	4.5	6.0

Total compensation expense related to stock options, deferred stock units and performance-based deferred stock units for the three months ended 2007 and 2006 was $42 million and $34 million, respectively.

At March 31, 2007, the total remaining unrecognized compensation cost related to the performance-based deferred stock units amounted to $34 million, which will be amortized over the weighted-average remaining requisite service period of 2.9 years. The remaining unrecognized compensation cost for the performance-based deferred stock units may vary each reporting period based on changes in the expected achievement of performance measures.

Liability Plans

Schering-Plough has two compensation plans that are classified as liability plans under SFAS 123R. Schering-Plough recognized $7 million of expense and $7 million of income for these plans during the first quarter of 2007 and 2006, respectively.

5.  OTHER INCOME, NET

The components of other income, net are as follows:

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in millions)

Interest cost incurred	$42	$50
Less: amount capitalized on construction	5	4

Interest expense	37	46
Interest income	(82)	(68)
Foreign exchange (gains)/losses	—	—
Gain on fair value of foreign currency option	(3)	—
Other, net	—	(12)

Total other income, net	$(48)	$(34)

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In March 2007, in connection with the announced acquisition of Organon BioSciences, Schering-Plough purchased a Euro denominated currency option for $130 million. During the first quarter of 2007, Schering-Plough recognized a gain of $3 million on the mark-to-market of this foreign currency option. The fair value of this currency option was $133 million at March 31, 2007.

During 2006 and the first quarter of 2007, Schering-Plough participated in healthcare refinancing programs adopted by local government fiscal authorities in a major European market. During the three months ended March 31, 2007, Schering-Plough has transferred $83 million of its trade accounts receivables owned by a foreign subsidiary to third-party financial institutions without recourse. There were no transfers of trade accounts receivable during the three months ended March 31, 2006. The transfer of trade accounts receivable qualified as sales of accounts receivable under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” For the three months ended March 31, 2007, the transfer of these trade accounts receivable did not have a material impact on Schering-Plough’s Statement of Condensed Consolidated Operations. Cash flows from these transactions are included in the change in accounts receivable in operating activities.

6.	INCOME TAXES

Schering-Plough expects to report a U.S. Net Operating Loss (NOL) carryforward of approximately $1.54 billion on its 2006 tax return, which will be available to offset future U.S. taxable income through 2026. This U.S. NOL carryforward could be materially reduced after examination of Schering-Plough’s income tax returns by the Internal Revenue Service (IRS).

Schering-Plough implemented the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes” as of January 1, 2007. As required by FIN 48, the cumulative effect of applying the provisions of the Interpretation have been reported as an adjustment to Schering-Plough’s retained earnings balance as of January 1, 2007. Schering-Plough reduced its January 1, 2007 retained earnings by $259 million with a corresponding increase to the appropriate tax liability accounts as a result of the adoption of FIN 48.

Schering-Plough includes interest expense or income as well as potential penalties on unrecognized tax benefits as a component of income tax expense in the consolidated statement of operations. The total amount of accrued interest related to uncertain tax positions at January 1, 2007 was $193 million and is included in other accrued liabilities.

Schering-Plough’s unrecognized tax benefits result primarily from the varying application of statutes, regulations and interpretations and include exposures on intercompany terms of cross border arrangements and utilization of cash held by foreign subsidiaries (investment in U.S. property) as well as Schering-Plough’s tax matters litigation (see Note 17). At January 1, 2007, the total amount of unrecognized tax benefits was $924 million which includes reductions to deferred tax assets carrying a full valuation allowance, potential refund claims and tax liabilities. Management believes it is reasonably possible that a significant portion of the total unrecognized tax benefits could decrease over the next twelve-month period. However, the timing of the ultimate resolution of Schering-Plough’s tax matters and the payment and receipt of related cash is dependent on a number of factors, many of which are outside Schering-Plough’s control. Approximately $644 million of total unrecognized tax benefits, if recognized, would affect the effective tax rate.

The IRS is currently examining Schering-Plough’s 1997-2002 federal income tax returns and as a result, Schering-Plough remains open for examination by the IRS for 1997 — 2006. For most of its other significant tax jurisdictions (both U.S. state and foreign), Schering-Plough’s income tax returns are open for examination for the period 2000 through 2006.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7.	RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS

Schering-Plough has defined benefit pension plans covering eligible employees in the U.S. and certain foreign countries. In addition, Schering-Plough provides post-retirement medical and life insurance benefits primarily to its eligible U.S. retirees and their dependents through its post-retirement benefit plans.

The components of net pension and other post-retirement benefits expense were as follows:

			Other Post-Retirement
	Retirement Plans		Benefits
	Three Months		Three Months
	Ended March 31,		Ended March 31,
	2007	2006	2007	2006
	(Dollars in millions)

Service cost	$31	$29	$5	$4
Interest cost	32	28	7	6
Expected return on plan assets	(31)	(28)	(3)	(3)
Amortization, net	11	10	1	1
Settlement	1	—	—	—

Net pension and other post-retirement benefits expense	$44	$39	$10	$8

For the three months ended March 31, 2007, Schering-Plough contributed $17 million to its retirement plans. Schering-Plough expects to contribute approximately $165 million to its retirement plans during the remainder of 2007.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8.	EARNINGS PER COMMON SHARE

The following table reconciles the components of basic and diluted earnings per common share computations (EPS):

	Three Months Ended
	March 31,
	2007	2006
	(Dollars and shares in millions)

EPS Numerator:
Net income before cumulative effect of a change in accounting principle and preferred stock dividends	$565	$350
Add: Cumulative effect of a change in accounting principle, net of tax	—	22

Net income	565	372
Less: Preferred stock dividends	22	22

Net income available to common shareholders	$543	$350

EPS Denominator:
Weighted average shares outstanding for basic EPS	1,488	1,480
Dilutive effect of options and deferred stock units	18	6
Dilutive effect of preferred shares	65	—

Average shares outstanding for diluted EPS	1,571	1,486

Diluted earnings per common share for the three-month period ended March 31, 2007 is calculated based on net income of $565 million and average diluted shares outstanding of 1.571 billion. The increase in average diluted shares outstanding in 2007 is due to the preferred shares being dilutive for the first three months of 2007. The preferred shares were not dilutive (antidilutive) in 2006.

For the three months ended March 31, 2007 and 2006, 30 million and 47 million, respectively, of equivalent common shares issuable under Schering-Plough’s stock incentive plans were excluded from the computation of diluted EPS because their effect would have been antidilutive.

For the three months ended March 31, 2007, approximately 65 million common shares obtainable upon conversion of Schering-Plough’s 6 percent mandatory convertible preferred shares were dilutive to earnings per share and were therefore included in the computation of diluted earnings per share. For the three months ended March 31, 2006, 76 million common shares obtainable upon conversion of the preferred shares were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

9.	COMPREHENSIVE INCOME

Comprehensive income is comprised of the following:

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in millions)

Net income	$565	$372
Foreign currency translation adjustment	18	14
Change in measurement date for pension and other post-retirement liabilities	3	—
Unrealized gain on investments available for sale, net of tax	(1)	(1)

Total comprehensive income	$585	$385

10.	INVENTORIES

Inventories consisted of the following:

	March 31,	December 31,
	2007	2006
	(Dollars in millions)

Finished products	$733	$728
Goods in process	741	771
Raw materials and supplies	240	248

Total inventories and inventory classified in other non-current assets	$1,714	$1,747

Included in non-current assets at March 31, 2007 and December 31, 2006 were $104 million and $71 million, respectively, of inventory not expected to be sold within one year.

11.	OTHER INTANGIBLE ASSETS

The components of other intangible assets, net are as follows:

	March 31, 2007			December 31, 2006
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
	(Dollars in millions)

Patents and licenses	$599	$377	$222	$599	$368	$231
Trademarks and other	114	60	54	114	59	55

Total other intangible assets	$713	$437	$276	$713	$427	$286

These intangible assets are amortized on the straight-line method over their respective useful lives. The residual value of intangible assets is estimated to be zero. Amortization expense for the three months ended March 31, 2007 and 2006 was $10 million and $11 million, respectively. Annual amortization expenses related to these intangible assets for the years 2007 to 2012 is expected to be approximately $40 million.

12.	ACQUISITION

On March 12, 2007, Schering-Plough’s Board of Directors approved a transaction under which Schering-Plough will acquire Organon BioSciences for approximately 11.0 billion Euros in cash. The

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

transaction is subject to certain closing conditions, including regulatory approvals, and is expected to close by the end of 2007. Schering-Plough has a committed bridge financing facility for the entire purchase price which it may draw upon for closing.

13.	PRODUCT LICENSES

During the three months ended March 31, 2007, Schering-Plough made upfront payments related to three licensing transactions aggregating $96 million. These payments have been expensed and reported in research and development expense for the three months ended March 31, 2007.

14.	SHORT-TERM BORROWINGS

Short-term borrowings consist primarily of bank loans and commercial paper. Short-term borrowings at March 31, 2007 and December 31, 2006 totaled $252 million and $242 million, respectively.

15.	SEGMENT DATA

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

Net sales by segment:

	Three Months
	Ended
	March 31,
	2007	2006
	(Dollars in millions)

Prescription Pharmaceuticals	$2,398	$2,032
Consumer Health Care	345	311
Animal Health	232	208

Consolidated net sales	$2,975	$2,551

Profit by segment:

	Three Months
	Ended March 31,
	2007	2006
	(Dollars in millions)

Prescription Pharmaceuticals	$551	$349
Consumer Health Care	113	95
Animal Health	18	30
Corporate and other	(30)	(38)

Income before income taxes	$652	$436

Schering-Plough’s net sales do not include sales of VYTORIN and ZETIA, which are marketed in the partnership with Merck, as Schering-Plough accounts for this joint venture under the equity method of

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

accounting (see Note 3, “Equity Income from Cholesterol Joint Venture,” for additional information). Profit from the Prescription Pharmaceuticals segment includes equity income from cholesterol joint venture.

“Corporate and other” includes interest income and expense, foreign exchange gains and losses, headquarters expenses, special and acquisition related charges and other miscellaneous items. The accounting policies used for segment reporting are the same as those described in Note 1, “Summary of Significant Accounting Policies,” in Schering-Plough’s 2006 Form 10-K.

Sales of products comprising 10 percent or more of Schering-Plough’s U.S. or international sales for the three months ended March 31, 2007, were as follows:

		Percentage of
	Amount	applicable sales
	(Dollars in millions)	(%)

U.S.
NASONEX	$177	15
OTC CLARITIN	122	10
AVELOX	115	10
International
REMICADE	$373	21

Schering-Plough does not disaggregate assets on a segment basis for internal management reporting and, therefore, such information is not presented.

16.	CONSENT DECREE

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

17.	LEGAL, ENVIRONMENTAL AND REGULATORY MATTERS

Background

Schering-Plough is involved in various claims, investigations and legal proceedings.

Schering-Plough records a liability for contingencies when it is probable that a liability has been incurred and the amount can be reasonably estimated. Schering-Plough adjusts its liabilities for contingencies to reflect the current best estimate of probable loss or minimum liability, as the case may be. Where no best estimate is determinable, Schering-Plough records the minimum amount within the most probable range of its liability. Expected insurance recoveries have not been considered in determining the amounts of recorded liabilities for environmental related matters.

If Schering-Plough believes that a loss contingency is reasonably possible, rather than probable, or the amount of loss cannot be estimated, no liability is recorded. However, where a liability is reasonably possible, disclosure of the loss contingency is made.

Schering-Plough reviews the status of all claims, investigations and legal proceedings on an ongoing basis, including related insurance coverages. From time to time, Schering-Plough may settle or otherwise resolve these matters on terms and conditions management believes are in the best interests of Schering-Plough. Resolution of any or all claims, investigations and legal proceedings, individually or in the aggregate, could have a material adverse effect on Schering-Plough’s results of operations, cash flows or financial condition. In addition, resolution of investigations could involve injunctive or administrative remedies that could adversely impact the business such as exclusion from government reimbursement programs, which in turn would have a material impact on the business, future financial condition, cash flows and results of operations.

Except for the matters discussed in the remainder of this Note, the recorded liabilities for contingencies at March 31, 2007, and the related expenses incurred during the three months ended March 31, 2007, were not material. In the opinion of management, based on the advice of legal counsel, the ultimate outcome of these matters, except matters discussed in the remainder of this Note, will not have a material impact on Schering-Plough’s results of operations, cash flows or financial condition.

Patent Matters

As described in “Patents, Trademarks, and Other Intellectual Property Rights” in the Schering-Plough 2006 10-K, intellectual property protection is critical to Schering-Plough’s ability to successfully commercialize its product innovations. The potential for litigation regarding Schering-Plough’s intellectual property rights always exists and may be initiated by third parties attempting to abridge Schering-Plough’s rights, as well as

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

by Schering-Plough in protecting its rights. Patent matters described below have a potential material effect on Schering-Plough.

DR. SCHOLL’S FREEZE AWAY

On July 26, 2004, OraSure Technologies filed an action in the U.S. District Court for the Eastern District of Pennsylvania alleging patent infringement by Schering-Plough Healthcare Products by its sale of DR. SCHOLL’S FREEZE AWAY wart removal product. The complaint seeks a permanent injunction and unspecified damages, including treble damages.

Massachusetts Investigation

On August 29, 2006, Schering-Plough announced it had reached an agreement with the U.S. Attorney’s Office for the District of Massachusetts to settle an investigation involving Schering-Plough’s sales, marketing and clinical trial practices and programs along with those of Warrick Pharmaceuticals (Warrick), Schering-Plough’s generic subsidiary (the “Massachusetts Investigation”). The investigation was focused on the following alleged practices: providing remuneration to managed care organizations, physicians and others to induce the purchase of Schering-Plough pharmaceutical products; off-label marketing of drugs; and submitting false pharmaceutical pricing information to the government for purposes of calculating rebates required to be paid to the Medicaid program.

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

Shareholder Derivative Actions

Two lawsuits were filed in the U.S. District Court for the District of New Jersey against Schering-Plough, certain officers, directors and a former director seeking damages on behalf of Schering-Plough, including disgorgement of trading profits made by defendants allegedly obtained on the basis of material non-public information. The complaints allege a failure to disclose material information and breach of fiduciary duty by the directors relating to the FDA inspections and investigations into Schering-Plough’s pricing practices and sales, marketing and clinical trials practices. These lawsuits are shareholder derivative actions that purport to assert claims on behalf of Schering-Plough. The two shareholder derivative actions pending in the U.S. District Court for the District of New Jersey were consolidated into one action on August 20, 2001.

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

K-DUR Antitrust Litigation

Schering-Plough had settled patent litigation with Upsher-Smith, Inc. (Upsher-Smith) and ESI Lederle, Inc. (Lederle) relating to generic versions of K-DUR, Schering-Plough’s long-acting potassium chloride product supplement used by cardiac patients, for which Lederle and Upsher Smith had filed Abbreviated New Drug Applications. Following the commencement of an FTC administrative proceeding alleging anti-competitive effects from those settlements, alleged class action suits were filed in federal and state courts on behalf of direct and indirect purchasers of K-DUR against Schering-Plough, Upsher-Smith and Lederle. These suits claim violations of federal and state antitrust laws, as well as other state statutory and common law causes of action. These suits seek unspecified damages. Discovery is ongoing.

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

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Tax Matters

In October 2001, IRS auditors asserted that two interest rate swaps that Schering-Plough entered into with an unrelated party should be recharacterized as loans from affiliated companies, resulting in additional tax liability for the 1991 and 1992 tax years. In September 2004, Schering-Plough made payments to the IRS in the amount of $194 million for income tax and $279 million for interest. Schering-Plough filed refund claims for the tax and interest with the IRS in December 2004. Following the IRS’s denial of Schering-Plough’s claims for a refund, Schering-Plough filed suit in May 2005 in the U.S. District Court for the District of New Jersey for refund of the full amount of the tax and interest as well as any additional interest accruing on the payments made by Schering-Plough. This refund litigation is currently in the discovery phase. Schering-Plough’s tax reserves were adequate to cover the above mentioned payments.

Pending Administrative Obligations

In connection with the settlement of an investigation with the U.S. Department of Justice and the U.S. Attorney’s Office for the Eastern District of Pennsylvania, Schering-Plough entered into a five-year corporate integrity agreement (CIA). The CIA was amended in August of 2006 in connection with the settlement of the Massachusetts Investigation, commencing a new five-year term. As disclosed in Note 16, “Consent Decree,” Schering-Plough is subject to obligations under a Consent Decree with the FDA. Failure to comply with the obligations under the CIA or the Consent Decree can result in financial penalties.

Other Matters

NITRO-DUR Investigation

In August 2003, Schering-Plough received a civil investigative subpoena issued by the Office of Inspector General of the U.S. Department of Health and Human Services, seeking documents concerning Schering-Plough’s classification of NITRO-DUR for Medicare rebate purposes, and Schering-Plough’s use of nominal pricing and bundling of product sales. Schering-Plough is cooperating with the investigation. It appears that the subpoena is one of a number addressed to pharmaceutical companies concerning an inquiry into issues relating to the payment of government rebates.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Schering-Plough Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Schering-Plough Corporation and subsidiaries (the “Corporation”) as of March 31, 2007, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Schering-Plough Corporation and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2007, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment”, and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 4 to the condensed consolidated financial statements, effective January 1, 2006, the Corporation adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment”, and as discussed in Note 1 to the condensed consolidated financial statements, effective December 31, 2006, the Corporation adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. Also, as discussed in Note 6 to the condensed consolidated financial statements, effective January 1, 2007, the Corporation adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
April 26, 2007

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

Overview of Schering-Plough

Schering-Plough discovers, develops, manufactures and markets medical therapies and treatments to enhance human health. Schering-Plough also markets leading consumer brands in the over-the-counter (OTC), foot care and sun care markets and operates a global animal health business. There are two sources of new products: products acquired through acquisition and licensing arrangements and products in Schering-Plough’s late-stage research pipeline.

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

As part of the Build the Base phase, in March 2007 Schering-Plough announced the proposed acquisition of Organon BioSciences N.V. (“Organon BioSciences”) for approximately 11.0 billion Euros in cash. This proposed acquisition furthers Schering-Plough’s value creation strategy.

In addition, as part of its overall efforts, Schering-Plough is enhancing infrastructure, upgrading processes and systems and strengthening talent–both the recruitment of talented individuals and the development of key employees. While these efforts are companywide, Schering-Plough is focusing especially on research and development.

A key component of the Action Agenda is applying science to meet unmet medical needs. Research and development activities focus on mechanisms to treat serious diseases. As a result, a core strategy of Schering-Plough is to invest substantial funds in scientific research with the goal of creating therapies and treatments with important medical and commercial value. Consistent with this core strategy, Schering-Plough has been increasing its investment in research and development. Schering-Plough’s progressing pipeline includes drug candidates across a wide range of therapeutic areas with more than 20 compounds now approaching or in Phase I development. As Schering-Plough continues to develop the later phase growth-drivers of the pipeline (e.g., Thrombin Receptor Antagonist, golimumab, vicriviroc and HCV protease inhibitor), it anticipates higher spending on clinical trial activities.

Results and Highlights for the three months ended March 31, 2007:

•	Schering-Plough’s net sales for the three months ended March 31, 2007 were $3.0 billion, an increase of $424 million, or 17 percent, as compared to the three months ended March 31, 2006. Net income available to common shareholders for the three months ended March 31, 2007 was $543 million, as compared to $350 million in the three months ended March 31, 2006.

•	Global sales of Schering-Plough’s cholesterol franchise products, VYTORIN and ZETIA, made by the cholesterol joint venture with Merck & Company, Inc. (Merck) continued to grow in 2007. Increased sales of pharmaceutical products such as REMICADE, NASONEX, TEMODAR, CLARINEX and AVELOX also contributed favorably to Schering-Plough’s overall operating results and cash flow.

•	Schering-Plough realized approximately $30 million of savings during the three months ended March 31, 2007 related to the manufacturing streamlining that took place in 2006.

•	During the three months ended March 31, 2007, Schering-Plough made upfront payments related to three licensing transactions aggregating $96 million. These payments have been expensed and reported in research and development.

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

In addition, any potential strategic alternatives may be impacted by the change of control provisions in those arrangements, which could result in VYTORIN and ZETIA being acquired by Merck or REMICADE reverting back to Centocor. The change in control provision relating to VYTORIN and ZETIA is included in the contract with Merck, filed as Exhibit 10(r) to Schering-Plough’s 2006 10-K, and the change of control provision relating to REMICADE is contained in the contract with Centocor, filed as Exhibit 10(v) to Schering-Plough’s 2006 10-K.

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

The cholesterol-reduction market is the single largest pharmaceutical category in the world. VYTORIN and ZETIA are competing in this market, and on a combined basis, these products continued to grow in terms of market share during the first three months of 2007. A material change in the sales or market share of Schering-Plough’s cholesterol franchise would have a significant impact on Schering-Plough’s results of operations and cash flows. In order to maintain and enhance its infrastructure and business, Schering-Plough must continue to increase profits. This increased profitability is largely dependent upon the performance of Schering-Plough’s cholesterol franchise.

Japan is not included in the joint venture with Merck. In the Japanese market, Bayer Healthcare will co-market Schering-Plough’s cholesterol-absorption inhibitor, ZETIA, which was approved in Japan in April 2007 as a monotherapy and co- administered with a statin for use in patients with hypercholesterolemia, familial hypercholesterolemia or homozygous sitosterolemia. ZETIA will not become marketable in Japan until a satisfactory National Health Insurance Reimbursement price listing can be obtained.

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

Regulatory and Competitive Environment

•	Schering-Plough is subject to the jurisdiction of various national, state and local regulatory agencies. Regulatory compliance is complex and costly, impacting the timing needed to bring new drugs to market and to market drugs for new indications.

•	Since 2002, Schering-Plough has been working under a U.S. FDA Consent Decree to resolve issues involving Schering-Plough’s compliance with current Good Manufacturing Practices at certain of its manufacturing sites in New Jersey and Puerto Rico. Under the terms of the Decree, provided that the FDA has not notified Schering-Plough of a significant violation of FDA law, regulations, or the Decree in any five-year period since the Decree’s entry in May 2002, Schering-Plough may petition the court to have the Decree dissolved and FDA will not oppose Schering-Plough’s petition. There is no assurance about any particular date when the Consent Decree will be lifted.

•	Schering-Plough is subject to pharmacovigilance reporting requirements in many countries and other jurisdictions, including the U.S., the EU, and the EU member states.

•	Schering-Plough engages in clinical trial research in many countries around the world. Research activities must comply with stringent regulatory standards and are subject to inspection by U.S., the EU, and local country regulatory authorities. Clinical trials and post-marketing surveillance of certain marketed drugs of competitors within the industry have raised safety concerns that have led to recalls, withdrawals or adverse labeling of marketed products.

•	The pricing, sales and marketing programs and arrangements, and related business practices of Schering-Plough and other participants in the health care industry are under increasing scrutiny from federal and state regulatory, investigative, prosecutorial and administrative entities.

•	In the U.S., many of Schering-Plough’s pharmaceutical products are subject to increasingly competitive pricing as managed care groups, institutions, government agencies and other groups seek price discounts. In most international markets, Schering-Plough operates in an environment of government mandated cost-containment programs.

•	The market for pharmaceutical products is competitive. Schering-Plough’s operations may be affected by technological advances of competitors, industry consolidation, patents granted to competitors, loss of patent protection due to challenges by competitors, competitive combination products, new products of competitors, new information from clinical trials of marketed products or post-marketing surveillance and generic competition as Schering-Plough’s products mature.

DISCUSSION OF OPERATING RESULTS

Net Sales

A significant portion of net sales is made to major pharmaceutical and health care product distributors and major retail chains in the U.S. Consequently, net sales and quarterly growth comparisons may be affected by fluctuations in the buying patterns of major distributors, retail chains and other trade buyers. These fluctuations may result from seasonality, pricing, wholesaler buying decisions or other factors. In addition to these fluctuations, sales of many pharmaceutical products in the U.S. are subject to increased pricing pressure from managed care groups, institutions, government agencies, and other groups seeking discounts. Schering-Plough and other pharmaceutical manufacturers in the U.S. market are also required to provide statutorily defined rebates to various government agencies in order to participate in the Medicaid program, the veterans health care program, and other government-funded programs. In most international markets, Schering-Plough operates in an environment where governments may and have mandated cost-containment programs, placed restrictions on physician prescription levels and patient reimbursements, emphasized greater use of generic drugs and enacted across-the-board price cuts as methods to control costs.

Consolidated net sales for the three months ended March 31, 2007 totaled $3.0 billion, an increase of $424 million or 17 percent compared with the same period in 2006, including a 3 percent favorable impact from foreign exchange. The impact of currency is more pronounced on products and businesses that are concentrated in Europe.

Net sales for the three months ended March 31, 2007 and 2006 were as follows:

			Increase
	2007	2006	(Decrease)
	(Dollars in millions)		(%)

PRESCRIPTION PHARMACEUTICALS	$2,398	$2,032	18
REMICADE	373	278	34
NASONEX	284	229	24
PEGINTRON	217	196	10
CLARINEX/AERIUS	204	160	28
TEMODAR	196	163	20
AVELOX	115	80	43
CLARITIN Rx	112	101	11
INTEGRILIN	84	80	6
REBETOL	71	78	(8)
CAELYX	62	51	21
ASMANEX	43	20	116
Other Pharmaceutical	637	596	7
CONSUMER HEALTH CARE	345	311	11
OTC	177	153	16
Foot Care	78	83	(6)
Sun Care	90	75	20
ANIMAL HEALTH	232	208	12

CONSOLIDATED NET SALES	$2,975	$2,551	17

International net sales of REMICADE, for the treatment of immune-mediated inflammatory disorders such as rheumatoid arthritis, early rheumatoid arthritis, psoriatic arthritis, Crohn’s disease, ankylosing spondylitis, plaque psoriasis and ulcerative colitis, were up $95 million or 34 percent to $373 million in the first quarter of 2007, driven by growth across all indications. During 2006, competitive products for the indications referred to above were introduced, and additional competitive products are expected to be introduced in 2007.

Global net sales of NASONEX Nasal Spray, a once-daily corticosteroid nasal spray for allergies, rose 24 percent to $284 million in the first quarter of 2007. First quarter U.S. sales climbed 23 percent to $177 million and international sales climbed 26 percent to $107 million, as the product captured greater market share in the core countries in which Schering-Plough competes. A generic form of Flonase (fluticasone propionate) was approved early in 2006 and may unfavorably impact the corticosteroid nasal spray market going forward.

Global net sales of PEGINTRON Powder for Injection, a pegylated interferon product for treating hepatitis C, increased 10 percent to $217 million in the first three months of 2007 due to growth in the U.S. and many international markets. PEGINTRON sales in Japan are expected to decline for the full year 2007 versus 2006 as new patient enrollment for hepatitis C treatment moderates and new competition enters the Japanese market.

Global net sales of CLARINEX (marketed as AERIUS in many countries outside the U.S.), for the treatment of seasonal outdoor allergies and year-round indoor allergies, increased 28 percent to $204 million in the first quarter of 2007. Sales outside the U.S. rose 26 percent to $113 million in the first quarter due to increased demand.

Global net sales of TEMODAR Capsules, a treatment for certain types of brain tumors, increased $33 million or 20 percent to $196 million in the first quarter of 2007. The growth was due primarily to continued utilization in Europe for treating newly diagnosed glioblastoma multiforme (GBM), which is the most prevalent form of brain cancer, and the product’s 2006 launch in Japan. The growth rates for TEMODAR are expected to moderate, as significant market penetration has already been achieved in the treatment of GBM.

Net sales of AVELOX, a fluoroquinolone antibiotic for the treatment of certain respiratory and skin infections, sold primarily in the U.S. by Schering-Plough as a result of its license agreement with Bayer, increased $35 million or 43 percent to $115 million in the first quarter of 2007 primarily as a result of increased market share.

International net sales of prescription CLARITIN increased 11 percent to $112 million in the first quarter of 2007 due in part to a stronger allergy season in Japan.

International net sales of CAELYX, for the treatment of ovarian cancer, metastatic breast cancer and Kaposi’s sarcoma, increased 21 percent to $62 million in the first quarter of 2007, as a result of increased use in treating ovarian and breast cancer.

Global net sales of ASMANEX, an orally inhaled steroid for asthma, increased $23 million primarily due to market share growth in the U.S.

Other pharmaceutical net sales include a large number of lower sales volume prescription pharmaceutical products. Several of these products are sold in limited markets outside the U.S., and many are multiple source products no longer protected by patents. These products include treatments for respiratory, cardiovascular, dermatological, infectious, oncological and other diseases. Included in other pharmaceutical sales is sales of Schering-Plough’s albuterol products. In 2005, the FDA issued a Final Rule that requires all CFC albuterol products, including Schering-Plough’s PROVENTIL CFC, be removed from the market no later than December 31, 2008. Schering-Plough and other manufacturers of albuterol CFC have to transition to albuterol HFA (PROVENTIL HFA) prior to this 2008 year-end deadline. Schering-Plough continues the transition to the HFA product. Schering-Plough is uncertain as to the ultimate impact on Schering-Plough’s overall future sales of PROVENTIL products, due to the complexities and multiple external factors influencing this transition, including competing albuterol HFA products.

Global net sales of Consumer Health Care products, which include OTC, foot care and sun care products, increased $34 million or 11 percent to $345 million in the first quarter of 2007. Sales of OTC CLARITIN were $127 million in the first quarter of 2007, an increase of $16 million from the first quarter of 2006. The OTC CLARITIN increase was driven by stronger category performance and new chewable products. OTC CLARITIN continues to face competition from private labels and branded loratadine. Future sales are difficult to predict because the consumer healthcare market is highly competitive, with heavy advertising to consumers and frequent competitive product introductions.

Global net sales of Animal Health products increased 12 percent in the first quarter of 2007 to $232 million. The increased sales reflected growth across most geographic areas, led by the companion animal, poultry and swine product lines and the positive impact of foreign currency exchange rates. Schering-Plough expects this growth rate to moderate due to increased competition, including the introduction of generic products.

Costs, Expenses and Equity Income

A summary of costs, expenses and equity income for the three months ended March 31, 2007 and 2006 is as follows:

			Increase
	2007	2006	(Decrease)
	(Dollars in millions)%

Gross margin	68.5%	65.0%	3.5%
Selling, general and administrative (SG&A)	$1,213	$1,086	11.7%
Research and development (R&D)	707	481	47.0%
Other income, net	(48)	(34)	41.2%
Special and acquisition related charges	1	—	N/M
Equity income from cholesterol joint venture	(487)	(311)	56.5%

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

Gross margin

Gross margin increased to 68.5 percent in the first quarter of 2007 as compared to 65.0 percent in the first quarter of 2006, primarily due to improved product mix and cost savings from the 2006 manufacturing streamlining activities. Additionally, Schering-Plough is achieving greater production efficiencies and process improvements through its “Right First Time” initiative.

Selling, general and administrative

Selling, general and administrative expenses (SG&A) were $1.2 billion in the first quarter of 2007, up 12 percent versus the prior year period. The increase in SG&A in the first quarter of 2007 reflects field support for new product launches, higher promotional spending and ongoing investments in emerging markets.

Research and development

Research and development (R&D) spending increased 47 percent to $707 million in the first quarter of 2007. Included in R&D spending in the first quarter of 2007 was $96 million related to upfront payments made for three licensing transactions that closed in the first quarter. The increase in R&D spending versus 2006 also reflects higher spending associated with clinical trials and building greater breadth and capacity to support Schering-Plough’s progressing pipeline. Generally, changes in R&D spending reflect the timing of Schering-Plough’s funding of both internal research efforts and research collaborations with various partners to discover and develop a steady flow of innovative products.

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

Other income, net

Schering-Plough had $48 million of other income, net, in the first quarter of 2007 as compared to $34 million of other income, net, in 2006, due primarily to higher interest rates on cash equivalents and short-term investments and significantly lower short-term borrowing levels.

Special and acquisition related charges

During the three months ended March 31, 2007, Schering-Plough incurred $1 million of acquisition related charges for the planned Organon BioSciences acquisition.

Equity income from cholesterol joint venture

Global cholesterol franchise sales, which include sales of VYTORIN and ZETIA, made by the cholesterol joint venture with Merck and Schering-Plough for the three months ended March 31, 2007 and 2006 totaled $1.2 billion and $786 million, respectively. The sales growth in 2007 was due to an increase in market share.

The Partners bear the costs of their own general sales forces and commercial overhead in marketing joint venture products around the world. In the U.S., Canada and Puerto Rico, the cholesterol agreements provide for a reimbursement to each Partner for physician details that are set on an annual basis, and in Italy, a contractual amount is included in the profit sharing calculation that is not reimbursed. In the U.S., Canada and Puerto Rico, this amount is equal to Partner’s physician details multiplied by a contractual fixed fee. Schering-Plough reports these amounts as part of equity income from the cholesterol joint venture. These amounts do not represent a reimbursement of specific, incremental and identifiable costs for Schering-Plough’s detailing of the cholesterol products in these markets. In addition, these amounts are not reflective of Schering-Plough’s sales effort related to the joint venture as Schering-Plough’s sales force and related costs associated with the joint venture are generally estimated to be higher.

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

Equity income from cholesterol joint venture totaled $487 million and $311 million for the three months ended March 31, 2007 and 2006, respectively. The increase in 2007 equity income as compared to 2006 reflects continued strong sales of VYTORIN and ZETIA. Schering-Plough’s equity income in the first three months of the year is favorably impacted by the proportionally greater share of income allocated from the joint venture on the first $300 million of annual ZETIA sales.

It should be noted that Schering-Plough incurs substantial selling, general and administrative and other costs, which are not reflected in equity income from the cholesterol joint venture and instead are included in the overall cost structure of Schering-Plough.

Provision for income taxes

Tax expense was $87 million and $86 million for the three months ended March 31, 2007 and 2006, respectively. The income tax expense primarily relates to foreign taxes and does not include any benefit related to U.S. operating losses. Schering-Plough continues to maintain a valuation allowance against its U.S. deferred tax assets, as management cannot conclude that it is more likely than not the benefit of the U.S. net deferred tax assets can be realized.

Schering-Plough expects to report a U.S. Net Operating Loss (NOL) carryforward of approximately $1.54 billion on its 2006 tax return, which will be available to offset future U.S. taxable income through 2026. This U.S. NOL carryforward could be materially reduced after examination of Schering-Plough’s income tax returns by the Internal Revenue Service (IRS). Schering-Plough expects to generate additional U.S. operating losses and NOLs in 2007. Differences between U.S. operating losses and NOLs are due to differences between financial and tax reporting.

LIQUIDITY AND FINANCIAL RESOURCES

Discussion of Cash Flow

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in millions)

Cash flow from operating activities	$(248)	$168
Cash flow from investing activities	113	(1,785)
Cash flow from financing activities	(48)	(566)

Operating Activities

In the first three months of 2007, operating activities used $248 million of cash, compared with net cash provided by operations of $168 million in the first three months of 2006. The decrease was primarily due to payments of $388 million in the first quarter of 2007 related to special and acquisition related charges, including $379 million for the settlement of the Massachusetts Investigation, and the purchase of a foreign currency option for $130 million related to the planned Organon BioSciences acquisition partially offset by higher net income.

Investing Activities

Net cash provided by investing activities during the first three months of 2007 was $113 million and included a net reduction of short-term investments of $266 million partially offset by $139 million of capital expenditures. Net cash used for investing activities for the first three months of 2006 was $1.8 billion due primarily to net investment purchases of $1.7 billion.

Financing Activities

Net cash used for financing activities was $48 million for the first three months of 2007, compared to $566 million for the same period in 2006. Uses of cash for financing activities for the three months ended March 31, 2007 and 2006 included the payment of dividends on common and preferred shares of $104 million and $103 million, respectively. Net cash used for financing activities for the three months ended March 31, 2006 also included the repayment of short-term borrowings of $489 million.

Other Discussion of Cash Flows

Total cash, cash equivalents and short-term investments less total debt was approximately $2.8 billion at March 31, 2007. Cash generated from operations and available cash and short-term investments are expected to provide Schering-Plough with the ability to fund cash needs for the intermediate term, not including the impact of the planned Organon BioSciences acquisition expected to be closed later in 2007. See “Borrowings and Credit Facilities” below for information on the potential impact of the Organon BioSciences transaction on Schering-Plough’s liquidity.

Borrowings and Credit Facilities

Schering-Plough has outstanding $1.25 billion aggregate principal amount of 5.3 percent senior unsecured notes due 2013 and $1.15 billion aggregate principal amount of 6.5 percent senior unsecured notes due 2033. As previously disclosed, the interest rates payable on the notes are subject to adjustment and have been adjusted as discussed below.

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

Schering-Plough has a $1.5 billion credit facility with a syndicate of banks. This facility matures in May 2009 and requires Schering-Plough to maintain a total debt to total capital ratio of no more than 60 percent. This credit line is available for general corporate purposes and is considered as support to Schering-Plough’s commercial paper borrowings. Borrowings under this credit facility may be drawn by the U.S. parent company or by its wholly-owned international subsidiaries when accompanied by a parent guarantee. This facility does not require compensating balances, however, a nominal commitment fee is paid. As of March 31, 2007, no borrowings were outstanding under this facility.

Schering-Plough has an 11.0 billion Euro committed bridge financing facility to fund the planned acquisition of Organon BioSciences. Long term, Schering-Plough intends to utilize a mix of cash, debt of varying maturities and issuances of equity to fund the transaction.

At March 31, 2007 and December 31, 2006, short-term borrowings totaled $252 million and $242 million, respectively, including outstanding commercial paper of $149 million at both dates. The short-term credit ratings discussed below have not significantly affected Schering-Plough’s ability to issue or rollover its outstanding commercial paper borrowings at this time. However, Schering-Plough believes the ability of commercial paper issuers, such as Schering-Plough, with one or more short-term credit ratings of P-2 from Moody’s, A-2 from S&P and/or F2 from Fitch to issue or rollover outstanding commercial paper can, at times, be less than that of companies with higher short-term credit ratings. In addition, the total amount of commercial paper capacity available to these issuers is typically less than that of higher-rated companies. Schering-Plough’s sizable lines of credit with commercial banks as well as cash and short-term investments held by U.S. and international subsidiaries serve as alternative sources of liquidity and to support its commercial paper program.

Schering-Plough’s current unsecured senior credit ratings and ratings review status are as follows:

Senior Unsecured Credit Ratings	Long-Term	Short-Term	Ratings Review Status

Moody’s Investors Service	Baa1	P-2	Under review for possible downgrade
Standard and Poor’s	A−	A-2	Credit Watch with negative implications
Fitch Ratings	BBB+	F-2	Rating Watch for possible downgrade

Schering-Plough’s credit ratings are currently under review due to the financing associated with the Organon BioSciences acquisition and could decline below their current levels. The impact of such decline could reduce the availability of commercial paper borrowing and would increase the interest rate on Schering-

Plough’s short and long-term debt. As discussed above, Schering-Plough believes that existing cash, short-term investments and cash generated from operations will allow Schering-Plough to fund its cash needs for the intermediate term, not including the impact of the planned Organon BioSciences acquisition.

  6 Percent Mandatory Convertible Preferred Stock

In August 2004, Schering-Plough issued 28,750,000 shares of 6 percent mandatory convertible preferred stock with a face value of $1.44 billion. The preferred stock will automatically convert into between 2.2451 and 2.7840 common shares of Schering-Plough depending on the average closing price of Schering-Plough’s common shares over a period immediately preceding the mandatory conversion date of September 14, 2007, as defined in the prospectus. This preferred stock is described in more detail in Note 15, “Shareholders’ Equity” under Item 8,” Financial Statements and Supplementary Data,” in the 2006 10-K.

REGULATORY AND COMPETITIVE ENVIRONMENT IN WHICH SCHERING-PLOUGH OPERATES

Schering-Plough is subject to the jurisdiction of various national, state and local regulatory agencies. These regulations are described in more detail in Part I, Item I, Business, of Schering-Plough’s 2006 10-K. Regulatory compliance is complex, as regulatory standards (including Good Clinical Practices, Good Laboratory Practices and Good Manufacturing Practices) vary by jurisdiction and are constantly evolving. Regulatory compliance is also costly. Regulatory compliance also impacts the timing needed to bring new drugs to market and to market drugs for new indications. Further, failure to comply with regulations can result in delays in the approval of drugs, seizure or recall of drugs, suspension or revocation of the authority necessary for the production and sale of drugs, fines and other civil or criminal sanctions.

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

Regulatory Compliance and Pharmacovigilance

Consent Decree

Since 2002, Schering-Plough has been working under a U.S. FDA Consent Decree to resolve issues involving Schering-Plough’s compliance with current Good Manufacturing Practices (cGMP) at certain of its manufacturing sites in New Jersey and Puerto Rico. See details in Note 16, “Consent Decree” under Item 1, “Financial Statements.”

Under the terms of the Consent Decree, Schering-Plough made payments totaling $500 million. As of the end of 2005, Schering-Plough has completed the revalidation programs for bulk active pharmaceutical ingredients and finished drug products, as well as all 212 Significant Steps of the cGMP Work Plan, in accordance with the schedules required by the Consent Decree. Schering-Plough has obtained third party expert certification of completion of the cGMP Work Plan as required by the Decree. This certification is in turn subject to acceptance by the FDA. Under the terms of the Decree, provided that the FDA has not notified Schering-Plough of a significant violation of FDA law, regulations, or the Decree in any five-year period since the Decree’s entry in May of 2002, Schering-Plough may petition the court to have the Decree dissolved and the FDA will not oppose Schering-Plough’s petition. There is no assurance about any particular date when the Consent Decree will be lifted.

Regulatory Inspections

Schering-Plough is subject to pharmacovigilance reporting requirements in many countries and other jurisdictions, including the U.S., the EU, and the EU member states. The requirements differ from jurisdiction to jurisdiction, but all include requirements for reporting adverse events that occur while a patient is using a particular drug, in order to alert the drug’s manufacturer and the governmental agency to potential problems.

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

Regulatory Compliance and Post-Marketing Surveillance

Schering-Plough engages in clinical trial research in many countries around the world. These clinical trial research activities must comply with stringent regulatory standards and are subject to inspection by U.S., EU and local country regulatory authorities. Failure to comply with current Good Clinical Practices or other applicable laws or regulations can result in delays in approval of clinical trials, suspension of ongoing clinical trials, delays in approval of marketing authorizations, criminal sanctions against Schering-Plough and/or responsible individuals, and changes in the conditions of marketing authorizations for Schering-Plough’s products.

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

Following this wake of recent product withdrawals by other companies and other significant safety issues, health authorities such as the FDA, the EMEA and the PMDA have continued to increase their focus on safety when assessing the benefit/risk balance of drugs. Some health authorities appear to have become more cautious when making decisions about approvability of new products or indications and are re- reviewing select products which are already marketed, adding further to the uncertainties in the regulatory processes. There is also greater regulatory scrutiny, especially in the U.S., on advertising and promotion and in particular direct-to-consumer advertising.

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

Some health authorities, such as the PMDA in Japan, have publicly acknowledged a significant backlog in workload due to resource constraints within their agency. This backlog has caused long regulatory review times for new indications and products and has added to the uncertainty in predicting approval timelines in these markets. While the PMDA has committed to correcting the backlog and has made some progress over the last year, it is expected to continue for the foreseeable future.

These and other uncertainties inherent in government regulatory approval processes, including, among other things, delays in approval of new products, formulations or indications, may also affect Schering-Plough’s operations. The effect of regulatory approval processes on operations cannot be predicted.

Schering-Plough has nevertheless achieved a significant number of important regulatory approvals since 2004, including approvals for VYTORIN, CLARINEX D-24, CLARINEX REDITABS, CLARINEX D-12 and new indications for TEMODAR and NASONEX. Other significant approvals since 2004 include ASMANEX DPI (Dry Powder for Inhalation) in the U.S.; NOXAFIL in the U.S., the EU and Australia; PEGINTRON and ZETIA in Japan, and new indications for REMICADE. Schering-Plough also has a number of significant regulatory submissions filed in major markets awaiting approval.

Pricing Pressures

As described more specifically in Note 17, “Legal, Environmental and Regulatory Matters,” under Item 1, “Financial Statements,” the pricing, sales and marketing programs and arrangements, and related business practices of Schering-Plough and other participants in the health care industry are under increasing scrutiny from federal and state regulatory, investigative, prosecutorial and administrative entities. These entities include the Department of Justice and its U.S. Attorney’s Offices, the Office of Inspector General of the Department of Health and Human Services, the FDA, the Federal Trade Commission (FTC) and various state Attorneys General offices. Many of the health care laws under which certain of these governmental entities operate, including the federal and state anti-kickback statutes and statutory and common law false claims laws, have been construed broadly by the courts and permit the government entities to exercise significant discretion. In the event that any of those governmental entities believes that wrongdoing has occurred, one or more of them could institute civil or criminal proceedings, which, if instituted and resolved unfavorably, could subject Schering-Plough to substantial fines, penalties and injunctive or administrative remedies, including exclusion from government reimbursement programs. Schering-Plough also cannot predict whether any investigations will affect its marketing practices or sales. Any such result could have a material adverse impact on Schering-Plough’s results of operations, cash flows, financial condition, or its business.

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

Medicare

Schering-Plough cannot predict what net effect the Medicare prescription drug benefit will ultimately have on markets and sales. The new Medicare Drug Benefit (Medicare Part D), which took effect on January 1, 2006, offers voluntary prescription drug coverage, subsidized by Medicare, to more than 40 million Medicare beneficiaries through competing private prescription drug plans (PDPs) and Medicare Advantage (MA) plans. Many of Schering-Plough’s leading drugs are already covered under Medicare Part B (e.g., TEMODAR, INTEGRILIN and INTRON A). Medicare Part B provides payment for physician services that can include prescription drugs administered along with other physician services. The manner in which drugs are reimbursed under Medicare Part B may limit Schering-Plough’s ability to offer larger price concessions or make large price increases on these drugs. Other Schering-Plough drugs have a relatively small portion of their sales to the Medicare population (e.g., CLARINEX, the hepatitis C franchise). Schering-Plough could experience expanded utilization of VYTORIN and ZETIA and new drugs in Schering-Plough’s R&D pipeline.

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

The growth rate for net sales is expected to moderate in the remaining quarters of 2007. As the year progresses, Schering-Plough may face increased competition against some of Schering-Plough’s key brands, including REMICADE, NASONEX and in Japan, PEGINTRON.

Schering-Plough expects its gross margin for the full year of 2007 to improve versus 2006, primarily as a result of annual cost savings of approximately $100 million expected from its manufacturing streamlining actions in 2006. However, product mix will continue to have a significant impact on Schering-Plough’s quarterly gross margin.

As Schering-Plough’s pipeline continues to progress, it expects that the number of patients in Schering-Plough’s clinical trials will substantially increase in the remaining quarters of 2007. As a result, Schering-Plough expects research and development expenses, excluding any upfront payments, to continue to grow faster than adjusted net sales in the remainder of 2007. Adjusted net sales is defined as net sales plus an assumed 50 percent of global cholesterol joint venture net sales.

Schering-Plough expects its full year 2007 tax rate to be in the mid-to-high teens on a GAAP basis, and lower excluding special items such as up-front research and development payments, but will vary between quarters depending on the country mix of earnings.

In advance of the planned acquisition of Organon BioSciences, Schering-Plough will incur integration related costs and potential foreign currency related activity associated with the purchase. The transaction is anticipated to be accretive to Schering-Plough’s earnings per share in the first full year, excluding purchase-accounting adjustments and acquisition-related costs. Schering-Plough expects to achieve annual synergies of $500 million, however it is expected that it will take three years from the closing to reach this level of synergies.

The risks set forth in Part II, Item 1A, “Risk Factors,” of this 10-Q could cause actual results to differ from the expectation provided in this section.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Refer to “Management’s Discussion and Analysis of Operations and Financial Condition” in Schering-Plough’s 2006 10-K for disclosures regarding Schering-Plough’s critical accounting policies and estimates.

Rebates, Discounts and Returns

Schering-Plough’s rebate accruals for Federal and State governmental programs at March 31, 2007 and 2006 were $134 million and $139 million, respectively. Commercial discounts, returns and other rebate accruals at March 31, 2007 and 2006 were $376 million and $413 million, respectively. These and other rebate accruals are established in the period the related revenue was recognized resulting in a reduction to sales and the establishment of liabilities, which are included in total current liabilities.

The following summarizes the activity in the accounts related to accrued rebates, sales returns and discounts for the three months ended March 31, 2007 and 2006:

	2007	2006
	(Dollars in millions)

Accrued Rebates/Returns/Discounts, Beginning of Period	$486	$522

Provision for Rebates	155	128
Adjustment to prior-year estimates	(13)	—
Payments	(111)	(97)

	31	31

Provision for Returns	49	41
Adjustment to prior-year estimates	(12)	—
Returns	(29)	(33)

	8	8

Provision for Discounts	178	112
Adjustment to prior-year estimates	—	—
Discounts granted	(193)	(121)

	(15)	(9)

Accrued Rebates/Returns/Discounts, End of Period	$510	$552

In formulating and recording the above accruals, management utilizes assumptions and estimates that include historical experience, wholesaler data, the projection of market conditions, the estimated lag time between sale and payment of a rebate, utilization estimates, and forecasted product demand amounts.

As part of its review of these accruals, management performs a sensitivity analysis that considers differing assumptions, which are most subject to judgment in its rebate accrual calculation. Adjustments to prior year estimates for rebate accruals are expected to be $20 million to $30 million in 2007.

Provision for Income Taxes

Schering-Plough implemented the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes” as of January 1, 2007. As required by FIN 48, the cumulative effect of applying the provisions of the Interpretation have been reported as an adjustment to Schering-Plough’s retained earnings balance as of January 1, 2007. Schering-Plough reduced its January 1, 2007 retained earnings by $259 million with a corresponding increase to the appropriate tax liability accounts as a result of the adoption of FIN 48.

Schering-Plough includes interest expense or income as well as potential penalties on unrecognized tax benefits as a component of income tax expense in the consolidated statement of operations. The total amount of accrued interest related to uncertain tax positions at January 1, 2007 was $193 million and is included in other accrued liabilities.

Schering-Plough’s unrecognized tax benefits result primarily from the varying application of statutes, regulations and interpretations and include exposures on intercompany terms of cross border arrangements and utilization of cash held by foreign subsidiaries (investment in U.S. property) as well as Schering-Plough’s tax matters litigation (see Note 17). At January 1, 2007, the total amount of unrecognized tax benefits was $924 million which includes reductions to deferred tax assets carrying a full valuation allowance, potential refund claims and tax liabilities. Management believes it is reasonably possible that a significant portion of the total unrecognized tax benefits could decrease over the next twelve-month period. However, the timing of the ultimate resolution of Schering-Plough’s tax matters and the payment and receipt of related cash is dependent on a number of factors, many of which are outside Schering-Plough’s control. Approximately $644 million of total unrecognized tax benefits, if recognized, would affect the effective tax rate.

The IRS is currently examining Schering-Plough’s 1997-2002 federal income tax returns and as a result, Schering-Plough remains open for examination by the IRS for 1997 — 2006. For most of its other significant tax jurisdictions (both U.S. state and foreign), Schering-Plough’s income tax returns are open for examination for the period 2000 through 2006.

DISCLOSURE NOTICE

Cautionary Statements Under the Private Securities Litigation Reform Act of 1995

Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report and other written reports and oral statements made from time to time by Schering-Plough may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements do not relate strictly to historical or current facts and are based on current expectations or forecasts of future events. You can identify these forward-looking statements by their use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “project,” “intend,” “plan,” “potential,” “will,” and other similar words and terms. In particular, forward-looking statements include statements relating to future actions, ability to access the capital markets, prospective products or product approvals, timing and conditions of regulatory approvals, patent and other intellectual property protection, future performance or results of current and anticipated products, sales efforts, research and development programs and anticipated spending, estimates of rebates, discounts and returns, expenses and programs to reduce expenses, the outcome of contingencies such as litigation and investigations, growth strategy, expected synergies and financial results.

Any or all forward-looking statements here or in other publications may turn out to be wrong. There are no guarantees about Schering-Plough’s financial and operational performance or the performance of Schering-Plough’s stock. Schering-Plough does not assume the obligation to update any forward-looking statement. Many factors could cause actual results to differ from Schering-Plough’s forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. Although it is not possible to predict or identify all such factors, we refer you to Part II, Item 1A, “Risk Factors,” of this 10-Q for identification of important factors with respect to risks and uncertainties.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Schering-Plough is exposed to market risk primarily from changes in foreign currency exchange rates and, to a lesser extent, from interest rates and equity prices. The impact of currency is more pronounced on products and businesses that are concentrated in Europe.

Foreign Currency Exchange Risk

In connection with the Organon BioSciences acquisition, Schering-Plough entered into an option contract to mitigate its foreign currency exposure in the event there was a significant strengthening in the Euro as compared to the U.S. Dollar. At March 31, 2007 Schering-Plough had an option to purchase 7.7 billion Euro at $1.38 per Euro expiring on December 31, 2007. At March 31, 2007 a 5 percent decrease in value of the U.S. dollar as compared to the Euro would have resulted in an unrealized gain of approximately $250 million and a five percent strengthening of the U.S. dollar as compared to the Euro would have resulted in an unrealized loss of approximately $105 million.

Refer to “Management’s Discussion and Analysis” in Schering-Plough’s 2006 10-K for further discussion of market risks.

Item 4.	Controls and Procedures

Management, including the chief executive officer and the chief financial officer, has evaluated Schering-Plough’s disclosure controls and procedures as of the end of the quarterly period covered by this 10-Q and has concluded that Schering-Plough’s disclosure controls and procedures are effective. They also concluded that there were no changes in Schering-Plough’s internal control over financial reporting that occurred during Schering-Plough’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, Schering-Plough’s internal control over financial reporting.

As part of the changing business environment in which Schering-Plough operates, Schering-Plough is replacing and upgrading a number of information systems. This process will be ongoing for several years. In connection with these changes, as part of Schering-Plough’s management of both internal control over financial reporting and disclosure controls and procedures, management has concluded that the new systems are at least as effective with respect to those controls as the prior systems. An example of a change in information systems that occurred during the first quarter of 2007 is the replacement of Schering-Plough’s system for consolidation and reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There were no material legal proceedings, other than ordinary routine litigation incidental to the business, to which Schering-Plough, or any of its subsidiaries, became a party during the quarter ended March 31, 2007, or subsequent thereto, but before the filing of this report, other than as described in Item 3, “Legal Proceedings,” of the 2006 10-K.

Patent Challenges under the Hatch-Waxman Act

While Schering-Plough does not currently believe that any pending Paragraph IV certification proceeding under the Hatch-Waxman Act is material, because there is frequently media and investor interest in such proceedings, Schering-Plough is beginning the process in this 10-Q of listing the pending proceedings each quarter. Currently, the following are pending:

•	in March 2007, Schering-Plough and an entity jointly owned with Merck filed a patent infringement action against companies seeking approval of a generic version of ZETIA; and

•	in September 2006, Schering-Plough filed patent infringement actions against companies seeking approval of generic versions of Clarinex Tablets, Clarinex Reditabs and Clarinex D12.

Item 1A.	Risk Factors

Schering-Plough’s future operating results and cash flows may differ materially from the results described in this 10-Q due to risks and uncertainties related to Schering-Plough’s business, including those discussed below. In addition, these factors represent risks and uncertainties that could cause actual results to differ materially from those implied by forward-looking statements contained in this report.

Key Schering-Plough products generate a significant amount of Schering-Plough’s profits and cash flows, and any events that adversely affect the market for its leading products could have a material and negative impact on results of operations and cash flows.

Schering-Plough’s ability to generate profits and operating cash flow is largely dependent upon the continued profitability of Schering-Plough’s cholesterol franchise, consisting of VYTORIN and ZETIA. In addition, other key products such as REMICADE, NASONEX, PEGINTRON, TEMODAR, CLARINEX, and AVELOX account for a material portion of revenues. As a result of Schering-Plough’s dependence on key products, any events that adversely affect the markets for these products could have a significant impact on results of operations. These events include loss of patent protection, increased costs associated with manufacturing, OTC availability of Schering-Plough’s product or a competitive product, the discovery of previously unknown side effects, increased competition from the introduction of new, more effective treatments and discontinuation or removal from the market of the product for any reason.

For example, the profitability of Schering-Plough’s cholesterol franchise may be adversely affected by the introduction of multiple generic forms in December 2006 of two competing cholesterol products that lost patent protection earlier in 2006.

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

The potential for litigation regarding Schering-Plough’s intellectual property rights always exists and may be initiated by third parties attempting to abridge Schering-Plough’s rights, as well as by Schering-Plough in protecting its rights. A generic manufacturer may file an Abbreviated New Drug Application seeking approval after the expiration of the applicable data exclusivity and alleging that one or more of the patents listed in the innovator’s New Drug Application are invalid or not infringed. This allegation is commonly known as a Paragraph IV certification. The innovator then has the ability to file suit against the generic manufacturer to enforce its patents. In recent years, generic manufacturers have used Paragraph IV certifications extensively to challenge patents on a wide array of innovative pharmaceuticals, and it is anticipated that this trend will continue. Even if Schering-Plough is ultimately successful in a particular dispute, Schering-Plough may incur substantial costs in defending its patents and other intellectual property rights. See “Patent Challenges Under the Hatch-Waxman Act” in Part II, Item 1, “Legal Proceedings” in this 10-Q, for a list of current Paragraph IV certifications for Schering-Plough products.

Multi-jurisdictional regulations, including those establishing Schering-Plough’s ability to price products, may negatively affect Schering-Plough’s sales and profit margins.

Schering-Plough faces increased pricing pressure globally from managed care organizations, institutions and government agencies and programs that could negatively affect Schering-Plough’s sales and profit margins. For example, in the U.S., the Medicare Prescription Drug Improvement and Modernization Act of 2003 contains a prescription drug benefit for individuals who are eligible for Medicare. The prescription drug benefit became effective on January 1, 2006 and is resulting in increased use of generics and increased purchasing power of those negotiating on behalf of Medicare recipients.

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

In the U.S., as a result of the government’s efforts to reduce Medicaid expenses, managed care organizations continue to grow in influence, and Schering-Plough faces increased pricing pressure as managed care organizations continue to seek price discounts with respect to Schering-Plough’s products.

In other countries, many governmental agencies strictly control, directly or indirectly, the prices at which pharmaceutical products are sold. In these markets, cost control methods including restrictions on physician prescription levels and patient reimbursements; emphasis on greater use of generic drugs; and across-the-board price cuts may decrease revenues internationally.

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

Regardless of the merits or outcomes of these investigations, government investigations are costly, divert management’s attention from Schering-Plough’s business and may result in substantial damage to Schering-Plough’s reputation. Please refer to Item 3, “Legal Proceedings” in Schering-Plough’s 2006 10-K for descriptions of these pending investigations.

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

Please refer to Item 3, “Legal Proceedings” in Schering-Plough’s 2006 10-K for descriptions of significant pending litigation.

Schering-Plough is subject to governmental regulations, and the failure to comply with, as well as the costs of compliance of, these regulations may adversely affect Schering-Plough’s financial position and results of operations.

Schering-Plough’s manufacturing facilities and clinical/research practices must meet stringent regulatory standards and are subject to regular inspections. The cost of regulatory compliance, including that associated with compliance failures, can materially affect Schering-Plough’s financial position, cash flows and results of operations. Failure to comply with regulations, which include pharmacovigilance reporting requirements and standards relating to clinical, laboratory and manufacturing practices, can result in delays in the approval of drugs, seizure or recalls of drugs, suspension or revocation of the authority necessary for the production and sale of drugs, fines and other civil or criminal sanctions.

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

Schering-Plough’s global operations expose Schering-Plough to additional risks, and any adverse event could have a material negative impact on results of operations.

Schering-Plough operates in more than 120 countries, and the majority of Schering-Plough’s profit and cash flow is generated from international operations. Acquisitions, such as the recently announced purchase of Organon BioSciences, would further expand the size, scale and scope of its global operations. Risks, inherent in conducting a global business include:

•	changes in medical reimbursement policies and programs and pricing restrictions in key markets;

•	multiple regulatory requirements that could restrict Schering-Plough’s ability to manufacture and sell its products in key markets;

•	trade protection measures and import or export licensing requirements;

•	diminished protection of intellectual property in some countries; and

•	possible nationalization and expropriation.

In addition, there may be changes to Schering-Plough’s business and political position if there is instability, disruption or destruction in a significant geographic region, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest; and natural or man-made disasters, including famine, flood, fire, earthquake, storm or disease.

Schering-Plough is exposed to market risk from fluctuations in currency exchange rates and interest rates

Schering-Plough operates in multiple jurisdictions and as such, virtually all sales are denominated in currencies of the local jurisdiction. Additionally, Schering-Plough has entered and will enter into acquisition, licensing, borrowings or other financial transactions that may give rise to currency and interest rate exposure. Since Schering-Plough cannot, with certainty, foresee and mitigate against such adverse fluctuations, fluctuations in currency exchange rates and interest rates could negatively affect Schering-Plough’s results of operations and/or cash flows.

In order to mitigate against the adverse impact of these market fluctuations, Schering-Plough will from time to time enter into hedging agreements. Schering-Plough has entered into a foreign currency option to partially mitigate the currency exchange rate risk on the Euro purchase price of the Organon BioSciences acquisition. While hedging agreements, such as currency options, limit some of the exposure to currency exchange rate and interest rate fluctuations, such attempts to mitigate these risks are costly and not always successful.

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

Schering-Plough is subject to evolving and complex tax laws in its jurisdictions. Significant judgment is required for determining Schering-Plough’s tax liabilities, and Schering-Plough’s tax returns are periodically examined by various tax authorities. The Internal Revenue Service is currently examining Schering-Plough’s 1997-2002 U.S. federal income tax returns and is in the process of completing the examination. Schering-Plough may be challenged by the IRS and other tax authorities on positions it has taken in its income tax returns. Although Schering-Plough believes that its accrual for tax contingencies is adequate for all open years, based on past experience, interpretations of tax law, and judgments about potential actions by tax authorities, due to the complexity of tax contingencies, the ultimate resolution of any tax matters may result in payments greater or less than amounts accrued.

In addition, Schering-Plough may be impacted by changes in tax laws including tax rate changes, changes to the laws related to the remittance of foreign earnings, new tax laws and revised tax law interpretations in domestic and foreign jurisdictions.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

This table provides information with respect to purchases by Schering-Plough of its common shares during the first quarter of 2007.

				Total Number of	Maximum Number
				Shares Purchased as	of Shares that May
			Average	Part of Publicly	Yet Be Purchased
	Total Number of		Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchased		per Share	Programs	Programs

January 1, 2007 through January 31, 2007	13,331	(1)	$24.00	N/A	N/A
February 1, 2007 through February 28, 2007	6,745	(1)	$23.90	N/A	N/A
March 1, 2007 through March 31, 2007	17,597	(1)	$25.24	N/A	N/A
Total January 1, 2007 through March 31, 2007	37,673	(1)	$24.56	N/A	N/A

(1)	All of the shares included in the table above were repurchased pursuant to Schering-Plough’s stock incentive program and represent shares delivered to Schering-Plough by option holders for payment of the exercise price and tax withholding obligations in connection with stock options and stock awards.

Item 6.	Exhibits

Exhibit
Number	Description	Location

12	Computation of Ratio of Earnings to Fixed Charges	Attached
15	Awareness letter	Attached
31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chairman of the Board and Chief Executive Officer.	Attached
31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification for Executive Vice President and Chief Financial Officer.	Attached
32.1	Sarbanes-Oxley Act of 2002, Section 906 Certification for Chairman of the Board and Chief Executive Officer.	Attached
32.2	Sarbanes-Oxley Act of 2002, Section 906 Certification for Executive Vice President and Chief Financial Officer.	Attached

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHERING-PLOUGH CORPORATION
(Registrant)

By	/s/ Steven H. Koehler
Steven H. Koehler
Vice President and Controller
(Duly Authorized Officer
and Chief Accounting Officer)

Date: April 26, 2007