Form 10-Q
period 2007-06-30
SCHERING PLOUGH CORP
filed 2007-07-27
CIK 310158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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

Common Shares Outstanding as of June 30, 2007: 1,496,297,204

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS

(Unaudited)
(Amounts in millions, except per share figures)

			Six Months
	Three Months Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net sales	$3,178	$2,818	$6,153	$5,369

Cost of sales	977	1,004	1,913	1,897
Selling, general and administrative	1,358	1,224	2,572	2,310
Research and development	696	539	1,403	1,020
Other income, net	(16)	(19)	(62)	(52)
Special and acquisition related charges	11	80	12	80
Equity income from cholesterol joint venture	(490)	(355)	(978)	(666)

Income before income taxes	642	345	1,293	780
Income tax expense	103	86	190	172

Net income before cumulative effect of a change in accounting principle	539	259	1,103	608
Cumulative effect of a change in accounting principle, net of tax	—	—	—	22

Net income	539	259	1,103	630

Preferred stock dividends	22	22	43	43

Net income available to common shareholders	$517	$237	$1,060	$587

Diluted earnings per common share:
Earnings available to common shareholders before cumulative effect of a change in accounting principle	$0.34	$0.16	$0.70	$0.38
Cumulative effect of a change in accounting principle, net of tax	—	—	—	0.02

Diluted earnings per common share	$0.34	$0.16	$0.70	$0.40

Basic earnings per common share:
Earnings available to common shareholders before cumulative effect of a change in accounting principle	$0.35	$0.16	$0.71	$0.38
Cumulative effect of a change in accounting principle, net of tax	—	—	—	0.02

Basic earnings per common share	$0.35	$0.16	$0.71	$0.40

Dividends per common share	$0.065	$0.055	$0.13	$0.11

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

(Unaudited)
(Amounts in millions)

	Six Months Ended
	June 30,
	2007	2006

Operating Activities:
Net income	$1,103	$630
Cumulative effect of a change in accounting principle, net of tax	—	(22)

Net income before cumulative effect of a change in accounting principle, net of tax	1,103	608
Adjustments to reconcile net income to net cash provided by operating activities:
Special and acquisition related charges and payments	(438)	70
Depreciation and amortization	243	251
Accrued share-based compensation	88	79
Change in fair value of foreign currency option	31	—
Changes in assets and liabilities:
Accounts receivable	(293)	(332)
Inventories	(16)	13
Prepaid expenses and other assets	(99)	5
Accounts payable and other liabilities	139	116
Purchase of derivative instruments	(130)	—

Net cash provided by operating activities	628	810

Investing Activities:
Capital expenditures	(275)	(192)
Dispositions of property and equipment	1	8
Purchases of short-term investments	(1,182)	(3,795)
Maturities of short-term investments	3,065	1,270
Other investments	(11)	—

Net cash provided by (used for) investing activities	1,598	(2,709)

Financing Activities:
Cash dividends paid to common shareholders	(179)	(162)
Cash dividends paid to preferred shareholders	(43)	(43)
Net change in short-term borrowings	(10)	(849)
Stock option exercises	177	32
Other	(2)	—

Net cash used for financing activities	(57)	(1,022)

Effect of exchange rates on cash and cash equivalents	18	(4)

Net increase/(decrease) in cash and cash equivalents	2,187	(2,925)
Cash and cash equivalents, beginning of period	2,666	4,767

Cash and cash equivalents, end of period	$4,853	$1,842

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(Amounts in millions, except per share figures)

	June 30,	December 31,
	2007	2006

ASSETS
Current Assets:
Cash and cash equivalents	$4,853	$2,666
Short-term investments	1,381	3,267
Accounts receivable, net	2,119	1,804
Inventories	1,723	1,676
Deferred income taxes	234	266
Prepaid expenses and other current assets	993	744

Total current assets	11,303	10,423
Property, plant and equipment	7,508	7,321
Less accumulated depreciation	3,113	2,956

Property, net	4,395	4,365
Goodwill	210	206
Other intangible assets, net	265	286
Other assets	888	791

Total assets	$17,061	$16,071

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,334	$1,254
Short-term borrowings and current portion of long-term debt	246	242
U.S., foreign and state income tax	169	323
Accrued compensation	531	794
Other accrued liabilities	1,647	1,549

Total current liabilities	3,927	4,162
Long-term Liabilities:
Long-term debt	2,414	2,414
Deferred income tax	111	122
Other long-term liabilities	1,739	1,465

Total long-term liabilities	4,264	4,001
Commitments and contingent liabilities (Note 18)
Shareholders’ Equity:
Mandatory convertible preferred shares — $1 par value; issued: 29; $50 per share face value	1,438	1,438
Common shares — authorized shares: 2,400, $.50 par value; issued: 2,044 at June 30, 2007 and 2,034 at December 31, 2006	1,021	1,017
Paid-in capital	1,921	1,661
Retained earnings (The June 30, 2007 amount includes a reduction of $259 million for the cumulative effect of implementing FIN 48. See Note 6.)	10,723	10,119
Accumulated other comprehensive loss	(773)	(872)

Total	14,330	13,363
Less treasury shares: 2007,547; 2006, 547; at cost	5,460	5,455

Total shareholders’ equity	8,870	7,908

Total liabilities and shareholders’ equity	$17,061	$16,071

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

In the opinion of Schering-Plough’s management, the financial statements reflect all adjustments necessary for a fair presentation of the statements of operations, cash flows and financial position for the interim periods presented.

Impact of Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements,” (SFAS 157) which is effective for calendar year companies on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. SFAS 157 codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Schering-Plough is currently assessing the potential impacts of implementing this standard.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” (SFAS 158) an amendment of FASB Statements No. 87, 88, 106, and 132R. Effective December 31, 2006, Schering-Plough accounted for its retirement and other post-retirement benefit plans in accordance with SFAS 158. SFAS 158 allows an extended adoption date for the requirement to have the company’s year-end date as the measurement date for all defined benefit pension and other postretirement plans. For the plans which had measurement dates other than year-end, Schering-Plough adopted the year-end measurement date effective with the 2007 plan year. The impact on the consolidated financial statements related to this measurement date change is not material.

In November 2006, the FASB issued Emerging Issues Task Force Issue (EITF) No. 06-10, “Accounting for Deferred Compensation and Postretirement Benefits Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements,” which is effective for calendar year companies on January 1, 2008. The Task Force concluded that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either FASB Statement No. 106 or APB Opinion No. 12 based on the substantive agreement with the employee. The Task Force also concluded that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. Schering-Plough is currently assessing the potential impacts of implementing this standard.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115” (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 also includes an amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which applies to all entities with available-for-sale and trading securities. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Schering-Plough is currently assessing the potential impacts of implementing this standard.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In June 2007, the FASB issued EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities,” which is effective for calendar year companies on January 1, 2008. The Task Force concluded that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided. Schering-Plough is currently assessing the potential impacts of implementing this standard.

2.	SPECIAL AND ACQUISITION RELATED CHARGES

During the three and six months ended June 30, 2007, Schering-Plough made cash payments of $56 million and $435 million, respectively, for the settlement of the Massachusetts Investigation. For the six months ended June 30, 2007, Schering-Plough made cash payments of $9 million related to the 2006 manufacturing streamlining. At June 30, 2007, there was no remaining liability related to the 2006 manufacturing streamlining.

During the three and six months ended June 30, 2007, Schering-Plough incurred $11 million and $12 million, respectively, of acquisition related charges (integration planning) for the planned Organon BioSciences N.V. (Organon BioSciences) acquisition.

Special charges for the three and six months ended June 30, 2006 totaled $80 million related to the changes in Schering-Plough’s manufacturing operations, consisting of $25 million of severance and $55 million of fixed asset impairments.

3.	EQUITY INCOME

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

The Partners bear the costs of their own general sales forces and commercial overhead in marketing joint venture products around the world. In the U.S., Canada and Puerto Rico, the cholesterol agreements provide for a reimbursement to each Partner for physician details that are set on an annual basis, and in Italy, a contractual amount is included in the profit sharing calculation that is not reimbursed. In the U.S., Canada and Puerto Rico, this amount is equal to Partner’s physician details multiplied by a contractual fixed fee. Schering- Plough reports these amounts as part of equity income from the cholesterol joint venture. These amounts do not represent a reimbursement of specific, incremental and identifiable costs for Schering-Plough’s detailing of the cholesterol products in these markets. In addition, these amounts are not reflective of Schering-Plough’s sales effort related to the joint venture as Schering-Plough’s sales force and related costs associated with the joint venture are generally estimated to be higher.

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

The unaudited financial information below presents summarized combined financial information for the Merck/Schering-Plough Cholesterol Partnership for the three and six months ended June 30, 2007 and 2006:

			Six Months
	Three Months Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in millions)

Net sales	$1,264	$973	$2,432	$1,767
Cost of sales	51	46	101	85
Income from operations	889	634	1,685	1,091

Amounts related to physician details, among other expenses, that are invoiced by Schering-Plough and Merck in the U.S., Canada and Puerto Rico are deducted from income from operations of the partnership.

Schering-Plough’s share of the joint venture’s income from operations for the three and six months ended June 30, 2007 was $436 million and $869 million, respectively, and $311 million and $577 million, respectively, for the three and six months ended June 30, 2006. In the U.S. market, Schering-Plough receives a greater share of income from operations on the first $300 million of annual ZETIA sales.

The following information provides a summary of the components of Schering-Plough’s equity income from the cholesterol joint venture for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in millions)

Schering-Plough’s share of income from operations	$436	$311	$869	$577
Contractual amounts for physician details	61	42	123	83
Elimination of intercompany profit and other, net	(7)	2	(14)	6

Total equity income from cholesterol joint venture	$490	$355	$978	$666

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

During 2007, Schering-Plough announced that it had entered into a separate development agreement with Merck to commence development of an ezetimibe and atorvastatin combination product.

4.	SHARE-BASED COMPENSATION

Schering-Plough adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R), effective January 1, 2006. SFAS 123R requires companies to recognize compensation expense in an amount equal to the fair value of all share-based payments granted to employees. Schering-Plough elected the modified prospective transition method and therefore adjustments to prior periods were not required as a result of adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted after the date of adoption and to any unrecognized expense of awards unvested at the date of adoption based on the grant date fair value.

During the first six months of 2007, Schering-Plough issued performance-based deferred stock units under the 2006 Stock Incentive Plan, which provide certain senior managers the opportunity to earn shares of Schering-Plough common stock. These units will only be earned if specific pre-established levels of performance and service are achieved during a three year performance period (2007-2009). For certain of these units, fair value was estimated at the grant date using a lattice valuation model using expected volatility assumptions and other assumptions appropriate for determining fair value. Compensation expense for these units is based on the fair values of the awards and is recognized over the performance period.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

During the second quarter of 2007 and 2006, Schering-Plough issued its annual share-based compensation grants, including stock options and deferred stock units. A summary of the options, deferred stock units and performance-based deferred stock units granted during the three and six months ended June 30, 2007 and 2006 is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
		Weighted-		Weighted-		Weighted-		Weighted-
		Average		Average		Average		Average
	Underlying	Grant-Date	Underlying	Grant-Date	Underlying	Grant-Date	Underlying	Grant-Date
Number of Underlying Shares in Thousands	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Stock options	9,792	$8.11	9,466	$5.22	9,974	$8.07	9,586	$5.22
Deferred stock units	5,358	31.43	6,452	19.23	5,483	31.26	6,507	19.23
Performance-based deferred stock units	22	38.77	—		1,397	23.47	—

Total Awards	15,172		15,918		16,854		16,093

Options become exercisable in equal annual installments over a three-year period. The deferred stock units generally vest at the end of a three year period from the date they were granted. The performance-based deferred stock units vest at the end of a three year performance period if specific pre-established levels of performance and service are met.

The weighted-average assumptions used in the Black-Scholes option pricing model for the three and six months ended June 30, 2007 and 2006, were as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006

Dividend yield	1.1%	1.1%	1.1%	1.1%
Volatility	24.8%	25.7%	24.8%	25.7%
Risk-free interest rate	4.6%	5.0%	4.6%	5.0%
Expected term of options (in years)	4.5	4.5	4.5	4.5

Total compensation expense related to stock options, deferred stock units and performance-based deferred stock units for the three and six months ended June 30, 2007 was $46 million and $88 million, respectively. Total compensation expense related to stock options, deferred stock units and performance-based deferred stock units for the three and six months ended June 30, 2006 was $48 million and $83 million, respectively.

At June 30, 2007, the total remaining unrecognized compensation cost related to the performance-based deferred stock units amounted to $36 million, which will be amortized over the weighted-average remaining requisite service period of 2.6 years. The remaining unrecognized compensation cost for the performance-based deferred stock units may vary each reporting period based on changes in the expected achievement of performance measures.

Liability Plans

Schering-Plough has two compensation plans that are classified as liability plans under SFAS 123R. Schering-Plough recognized expense of $20 million and $27 million for these plans for the three and six months ended June 30, 2007, respectively. For the three and six months ended June 30, 2006, Schering-Plough recognized $3 million of expense and $4 million of income, respectively.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

5.	OTHER INCOME, NET

The components of other income, net are as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in millions)

Interest cost incurred	$44	$48	$86	$98
Less: amount capitalized on construction	(5)	(3)	(10)	(7)

Interest expense	39	45	76	91
Interest income	(86)	(69)	(167)	(137)
Foreign exchange (gains)/losses	(3)	5	(2)	6
Mark-to-market loss on fair value of foreign currency option	35	—	31	—
Other, net	(1)	—	—	(12)

Total other income, net	$(16)	$(19)	$(62)	$(52)

In March 2007, as part of an overall risk management strategy and in consideration of various preliminary financing scenarios associated with the planned acquisition of Organon BioSciences, Schering-Plough purchased a Euro denominated currency option (derivative) for U.S. $130 million. This derivative did not qualify for hedge accounting in accordance with SFAS No. 133, “Derivative Instruments and Financial Hedging Activities,” as amended. The change in fair value of this derivative is recognized each period in the Statement of Condensed Consolidated Operations. For the three and six month periods ended June 30, 2007, Schering-Plough recognized losses of $35 million and $31 million, respectively, on the mark-to-market of this foreign currency option. The fair value of this currency option was $99 million at June 30, 2007. This derivative is short-term (trading) in nature and does not hedge a specific financing or investment transaction. Accordingly, the cash impacts of this derivative have been classified as operating cash flows in the Statement of Condensed Consolidated Cash Flows.

During 2006 and the first six months of 2007, Schering-Plough participated in healthcare refinancing programs adopted by local government fiscal authorities in a major European market. During the three and six months ended June 30, 2007, Schering-Plough transferred $12 million and $95 million of its trade accounts receivables owned by a foreign subsidiary to third-party financial institutions without recourse. There were no transfers of trade accounts receivable during the three and six months ended June 30, 2006. The transfer of trade accounts receivable qualified as sales of accounts receivable under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” For the three and six months ended June 30, 2007, the transfer of these trade accounts receivable did not have a material impact on Schering-Plough’s Statement of Condensed Consolidated Operations. Cash flows from these transactions are included in the change in accounts receivable in operating activities.

6.	INCOME TAXES

Schering-Plough expects to report a U.S. Net Operating Loss (NOL) carryforward of approximately $1.54 billion on its 2006 tax return, which will be available to offset future U.S. taxable income through 2026. This U.S. NOL carryforward could be materially reduced after examination of Schering-Plough’s income tax returns by the Internal Revenue Service (IRS).

Schering-Plough implemented the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) as of January 1, 2007. As required by FIN 48, the cumulative effect of applying the provisions of the Interpretation have been reported as an adjustment to Schering-Plough’s retained earnings

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

balance as of January 1, 2007. Schering-Plough reduced its January 1, 2007 retained earnings by $259 million with a corresponding increase to the appropriate tax liability accounts as a result of the adoption of FIN 48.

Schering-Plough includes interest expense or income as well as potential penalties on unrecognized tax benefits as a component of income tax expense in the consolidated statement of operations. The total amount of accrued interest related to uncertain tax positions at January 1, 2007 was $193 million and is included in other accrued liabilities.

Schering-Plough’s unrecognized tax benefits result primarily from the varying application of statutes, regulations and interpretations and include exposures on intercompany terms of cross border arrangements and utilization of cash held by foreign subsidiaries (investment in U.S. property) as well as Schering-Plough’s tax matters litigation (see Note 18). At January 1, 2007, the total amount of unrecognized tax benefits was $924 million, which includes reductions to deferred tax assets carrying a full valuation allowance, potential refund claims and tax liabilities. Management believes it is reasonably possible that a significant portion of the total unrecognized tax benefits could decrease over the next twelve-month period. However, the timing of the ultimate resolution of Schering-Plough’s tax matters and the payment and receipt of related cash is dependent on a number of factors, many of which are outside Schering-Plough’s control. Approximately $644 million of total unrecognized tax benefits, if recognized, would affect the effective tax rate.

During the second quarter of 2007, the IRS completed its examination of Schering-Plough’s 1997-2002 federal income tax returns. Schering-Plough is seeking resolution of an issue raised during this examination through the IRS administrative appeals process. Schering-Plough remains open with the IRS for the 1997-2006 tax years. For most of its other significant tax jurisdictions (both U.S. state and foreign), Schering-Plough’s income tax returns are open for examination for the period 2000 through 2006.

7.	RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS

Schering-Plough has defined benefit pension plans covering eligible employees in the U.S. and certain foreign countries. In addition, Schering-Plough provides post-retirement medical and life insurance benefits primarily to its eligible U.S. retirees and their dependents through its post-retirement benefit plans.

The components of net pension expense were as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in millions)

Service cost	$32	$30	$63	$59
Interest cost	31	28	62	56
Expected return on plan assets	(31)	(28)	(62)	(56)
Amortization, net	9	10	20	21
Termination benefits	—	—	—	—
Settlement	—	2	2	2

Net pension expense	$41	$42	$85	$82

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The components of other post-retirement benefits expense were as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in millions)

Service cost	$5	$4	$10	$9
Interest cost	7	6	14	13
Expected return on plan assets	(3)	(3)	(6)	(7)
Amortization, net	1	1	2	2

Net other post-retirement benefits expense	$10	$8	$20	$17

For the three and six months ended June 30, 2007, Schering-Plough contributed $22 million and $39 million, respectively, to its retirement plans. Schering-Plough expects to contribute approximately $140 million to its retirement plans during the remainder of 2007.

8.	EARNINGS PER COMMON SHARE

The following table reconciles the components of basic and diluted earnings per common share computations (EPS):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars and shares in millions)

EPS Numerator:
Net income before cumulative effect of a change in accounting principle and preferred stock dividends	$539	$259	$1,103	$608
Add: Cumulative effect of a change in accounting principle, net of tax	—	—	—	22

Net income	539	259	1,103	630
Less: Preferred stock dividends	22	22	43	43

Net income available to common shareholders	$517	$237	$1,060	$587

EPS Denominator:
Weighted average shares outstanding for basic EPS	1,494	1,481	1,491	1,480
Dilutive effect of options and deferred stock units	28	8	23	7
Dilutive effect of preferred shares	65	—	65	—

Average shares outstanding for diluted EPS	1,587	1,489	1,579	1,487

Diluted earnings per common share for the three and six months ended June 30, 2007 is calculated based on net income of $539 million and $1.103 billion, respectively, and average diluted shares outstanding of 1.587 billion and 1.579 billion, respectively. Diluted earnings per common share for the three and six months ended June 30, 2006 is calculated based on net income available to common shareholders of $237 million and $587 million, respectively, and average diluted shares outstanding of 1.489 billion and 1.487 billion, respectively. The increase in average diluted shares outstanding for the three and six months ended June 30, 2007 as compared to 2006 is due primarily to the preferred shares being dilutive for the three and six month periods ended June 30, 2007. The preferred shares were not dilutive (antidilutive) for the three and six months ended June 30, 2006.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

For the three months ended June 30, 2007 and 2006, 39 million and 55 million, respectively, of equivalent common shares issuable under Schering-Plough’s stock incentive plans were excluded from the computation of diluted EPS because their effect would have been antidilutive. For the six months ended June 30, 2007 and 2006, 34 million and 51 million, respectively, of equivalent common shares issuable under Schering-Plough’s stock incentive plans were excluded from the computation of diluted EPS because their effect would have been antidilutive.

For the three and six months ended June 30, 2007, approximately 65 million common shares obtainable upon conversion of Schering-Plough’s 6 percent mandatory convertible preferred shares were dilutive to earnings per share and were therefore included in the computation of diluted earnings per share. For the three and six months ended June 30, 2006, approximately 76 million common shares obtainable upon conversion of the preferred shares were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

9.	COMPREHENSIVE INCOME

Comprehensive income is comprised of the following:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in millions)

Net income	$539	$259	$1,103	$630
Foreign currency translation adjustment	39	34	58	48
Change in measurement date for pension and other post-retirement liabilities	—	—	3	—
Mark-to-market gain on derivative instrument	35	—	35	—
Unrealized gain (loss) on investments available for sale	4	(3)	3	(3)

Total comprehensive income	$617	$290	$1,202	$675

Comprehensive income for the three and six months ended June 30, 2007 includes a mark-to-market gain of $35 million on a series of three interest rate swaps. Schering-Plough executed the swaps in anticipation of financing the planned acquisition of Organon BioSciences. The interest rate swaps are for three, five and ten-year periods with Schering-Plough paying fixed rates and receiving floating rates based on individual notional amounts of 750 million Euro each, aggregating 2.25 billion Euro. The objective of the swaps is to hedge the interest rate payments to be made on future issuances of debt. As such, the swaps have been designated as cash flow hedges of future interest rate payments, and in accordance with SFAS 133, “Derivative Instruments and Financial Hedging Activities,” as amended, the effective portion of the gains and losses on the hedges are reported in other comprehensive income and any ineffective portion is reported in operations.

10.	INVENTORIES

Inventories consisted of the following:

	June 30,	December 31,
	2007	2006
	(Dollars in millions)

Finished products	$794	$728
Goods in process	730	771
Raw materials and supplies	300	248

Total inventories and inventory classified in other non-current assets	$1,824	$1,747

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Included in non-current assets at June 30, 2007 and December 31, 2006 were $101 million and $71 million, respectively, of inventory not expected to be sold within one year.

11.	OTHER INTANGIBLE ASSETS

The components of other intangible assets, net are as follows:

	June 30, 2007			December 31, 2006
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
	(Dollars in millions)

Patents and licenses	$599	$385	$214	$599	$368	$231
Trademarks and other	114	63	51	114	59	55

Total other intangible assets	$713	$448	$265	$713	$427	$286

These intangible assets are amortized on the straight-line method over their respective useful lives. The residual value of intangible assets is estimated to be zero. Amortization expense for the three months ended June 30, 2007 and 2006 was $11 million and $13 million, respectively, and $21 million and $24 million for the six months ended June 30, 2007 and 2006, respectively. Annual amortization expenses related to these intangible assets for the years 2007 to 2012 is expected to be approximately $40 million.

12.	ACQUISITION

On March 12, 2007, Schering-Plough announced that its Board of Directors approved the acquisition of Organon BioSciences for approximately 11.0 billion Euro in cash. The transaction is subject to certain closing conditions, including regulatory approvals, and is expected to close by the end of 2007. Schering-Plough has a committed bridge financing facility for the entire purchase price which it may draw upon for closing.

13.	PRODUCT LICENSES

During the three and six months ended June 30, 2007, Schering-Plough recognized upfront payments related to certain licensing transactions aggregating $60 million and $156 million, respectively. These payments have been expensed and reported in research and development expense for the three and six months ended June 30, 2007.

14.	SHORT-TERM BORROWINGS

Short-term borrowings consist primarily of bank loans and commercial paper. Short-term borrowings at June 30, 2007 and December 31, 2006 totaled $246 million and $242 million, respectively.

15.	SHAREHOLDERS’ EQUITY

Effective July 10, 2007, the Board of Directors of Schering-Plough adopted an amended and restated certificate of incorporation to reflect the expiration of Schering-Plough’s existing shareholders’ rights plan.

16.	SEGMENT DATA

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

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Net sales by segment:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in millions)

Prescription Pharmaceuticals	$2,520	$2,230	$4,918	$4,263
Consumer Health Care	394	349	739	659
Animal Health	264	239	496	447

Consolidated net sales	$3,178	$2,818	$6,153	$5,369

Profit by segment:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in millions)

Prescription Pharmaceuticals	$588	$371	$1,139	$720
Consumer Health Care	95	67	207	162
Animal Health	28	40	46	70
Corporate and other	(69)	(133)	(99)	(172)

Income before income taxes	$642	$345	$1,293	$780

Included in Animal Health’s 2007 profit by segment amounts are selling and promotional investments related to the New HomeAgain Proactive Pet Recovery Network, which was launched in 2007.

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

Sales of products comprising 10 percent or more of Schering-Plough’s U.S. or international sales for the three and six months ended June 30, 2007, were as follows:

	Three Months Ended June 30, 2007		Six Months Ended June 30, 2007
	Amount	Percentage	Amount	Percentage
	(Dollars in millions)	(%)	(Dollars in millions)	(%)

U.S.
NASONEX	$175	15	$352	15
OTC CLARITIN	131	11	253	11
International
REMICADE	394	20	767	20

Schering-Plough does not disaggregate assets on a segment basis for internal management reporting and, therefore, such information is not presented.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

17.	CONSENT DECREE

In May 2002, Schering-Plough agreed with the FDA to the entry of a Consent Decree to resolve issues related to compliance with current Good Manufacturing Practices (cGMP) at certain of Schering-Plough’s facilities in New Jersey and Puerto Rico (the Consent Decree or the Decree). In summary, the Decree required Schering-Plough to make payments totaling $500 million in two equal installments of $250 million, which were paid in 2002 and 2003. In addition, the Decree required Schering-Plough to complete revalidation programs for manufacturing processes used to produce bulk active pharmaceutical ingredients and finished drug products at the covered facilities, as well as to implement a comprehensive cGMP Work Plan for each such facility. Schering-Plough completed all of the requirements in accordance with the schedules required by the Decree and obtained third-party certification of its completion of the Work Plan as required under the Decree.

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

18.	LEGAL, ENVIRONMENTAL AND REGULATORY MATTERS

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

Schering-Plough reviews the status of all claims, investigations and legal proceedings on an ongoing basis, including related insurance coverages. From time to time, Schering-Plough may settle or otherwise resolve these matters on terms and conditions management believes are in the best interests of Schering-Plough. Resolution of any or all claims, investigations and legal proceedings, individually or in the aggregate, could have a material adverse effect on Schering-Plough’s consolidated results of operations, cash flows or financial condition.

Except for the matters discussed in the remainder of this Note, the recorded liabilities for contingencies at June 30, 2007, and the related expenses incurred during the three and six months ended June 30, 2007, were not material. In the opinion of management, based on the advice of legal counsel, the ultimate outcome of these matters, except matters discussed in the remainder of this Note, will not have a material impact on Schering-Plough’s consolidated results of operations, cash flows or financial condition.

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

Massachusetts Investigation

On August 29, 2006, Schering-Plough announced it had reached an agreement with the U.S. Attorney’s Office for the District of Massachusetts to settle an investigation involving Schering-Plough’s sales, marketing and clinical trial practices and programs along with those of Warrick Pharmaceuticals (Warrick), Schering-Plough’s generic subsidiary (the Massachusetts Investigation). The investigation was focused on the following alleged practices: providing remuneration to managed care organizations, physicians and others to induce the purchase of Schering-Plough pharmaceutical products; off-label marketing of drugs; and submitting false pharmaceutical pricing information to the government for purposes of calculating rebates required to be paid to the Medicaid program.

Pursuant to the agreement, Schering-Plough paid $435 million (a criminal fine of $180 million and $255 million to resolve civil aspects of the investigation).

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

Securities and Class Action Litigation

Federal Securities Litigation

Following Schering-Plough’s announcement that the FDA had been conducting inspections of Schering-Plough’s manufacturing facilities in New Jersey and Puerto Rico and had issued reports citing deficiencies concerning compliance with current Good Manufacturing Practices, several lawsuits were filed against Schering-Plough and certain named officers. These lawsuits allege that the defendants violated the federal securities law by allegedly failing to disclose material information and making material misstatements. Specifically, they allege that Schering-Plough failed to disclose an alleged serious risk that a new drug application for CLARINEX would be delayed as a result of these manufacturing issues, and they allege that Schering-Plough failed to disclose the alleged depth and severity of its manufacturing issues. These complaints were consolidated into one action in the U.S. District Court for the District of New Jersey, and a consolidated amended complaint was filed on October 11, 2001, purporting to represent a class of shareholders who

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

purchased shares of Schering-Plough stock from May 9, 2000 through February 15, 2001. The complaint seeks compensatory damages on behalf of the class. The Court certified the shareholder class on October 10, 2003. Notice of pendency of the class action was sent to members of that class in July 2007. Discovery is ongoing.

Shareholder Derivative Action

During the quarter, Schering-Plough and plaintiffs agreed to settle the derivative action pending in the U.S. District Court for the District of New Jersey against Schering-Plough, certain former officers, directors and former directors that alleged a failure to disclose material information and breach of fiduciary duty by the directors relating to the FDA inspections and investigations into Schering-Plough’s pricing practices and sales, marketing and clinical trials practices. The settlement, which must be approved by the Court, acknowledges that the pendency of the suit contributed to decisions by the Board and management to enhance compliance and governance processes and provides that Schering-Plough will pay the fees of the plaintiffs’ counsel.

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

K-DUR Antitrust Litigation

Schering-Plough had settled patent litigation with Upsher-Smith, Inc. (Upsher-Smith) and ESI Lederle, Inc. (Lederle) relating to generic versions of K-DUR, Schering-Plough’s long-acting potassium chloride product supplement used by cardiac patients, for which Lederle and Upsher Smith had filed Abbreviated New Drug Applications. Following the commencement of an FTC administrative proceeding alleging anti-competitive effects from those settlements (which has been resolved in Schering-Plough’s favor), alleged class action suits were filed in federal and state courts on behalf of direct and indirect purchasers of K-DUR against Schering-Plough, Upsher-Smith and Lederle. These suits claim violations of federal and state antitrust laws, as well as other state statutory and common law causes of action. These suits seek unspecified damages. Discovery is ongoing.

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

Pending Administrative Obligations

In connection with the settlement of an investigation with the U.S. Department of Justice and the U.S. Attorney’s Office for the Eastern District of Pennsylvania, Schering-Plough entered into a five-year corporate integrity agreement (CIA). The CIA was amended in August of 2006 in connection with the settlement of the Massachusetts Investigation, commencing a new five-year term. As disclosed in Note 17, “Consent Decree,” Schering-Plough is subject to obligations under a Consent Decree with the FDA. Failure to comply with the obligations under the CIA or the Consent Decree could result in financial penalties.

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

French Matter

Based on a complaint to the French competition authority from a competitor in France and pursuant to a court order, the French competition authority has obtained documents from a French subsidiary of Schering-Plough relating to one of the products that the subsidiary markets and sells. Any resolution of this matter adverse to the French subsidiary could result in the imposition of civil fines and injunctive or administrative remedies. On July 17, 2007, the Juge des Libertés et de la Détention ordered the annulment of the search and seizure on procedural grounds. On July 19, 2007, the French authority appealed the order to the French Supreme Court.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Schering-Plough Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Schering-Plough Corporation and subsidiaries (the “Company”) as of June 30, 2007, and the related condensed consolidated statements of operations for the three and six-month periods ended June 30, 2007 and 2006, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2006, and the related statements of consolidated operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2007, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment”, and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 4 to the condensed consolidated financial statements, effective January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment”, and as discussed in Note 1 to the condensed consolidated financial statements, effective December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. Also, as discussed in Note 6 to the condensed consolidated financial statements, effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”.

/s/  Deloitte & Touche LLP

Parsippany, New Jersey
July 26, 2007

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

Overview of Schering-Plough

Schering-Plough is a global science-based company that discovers, develops and manufactures pharmaceuticals for three customer markets - human prescription, consumer and animal health. While most of the research and development activity is directed toward prescription products, there are important applications of this central research and development platform into the consumer healthcare and animal health products. Schering-Plough also accesses external innovation via partnering, in-licensing and acquisition for all three customer markets.

Strategy — Focused on Science

Earlier this decade, Schering-Plough experienced a number of business, regulatory, and legal challenges. In April 2003, the Board of Directors named Fred Hassan as the new Chairman of the Board and Chief Executive Officer of Schering-Plough Corporation. With support from the Board, he recruited a new senior executive team and initiated a strategic plan, with the goal of stabilizing, repairing and turning around Schering-Plough in order to build long-term shareholder value. That strategic plan, the Action Agenda, is a six- to eight-year, five-phase plan. In October 2006, Schering-Plough announced that it entered the fourth phase of the Action Agenda — Build the Base. During the Build the Base phase, Schering-Plough continues to focus on its strategy of value creation across a broad front, including:

•	growing the business;

•	penetrating new markets;

•	expanding the product portfolio for Schering-Plough’s three customer markets — human pharmaceutical, consumer healthcare and animal health; and

•	discovering and developing or acquiring new products.

As part of the Build the Base phase, in March 2007 Schering-Plough announced its planned acquisition of Organon BioSciences N.V. (Organon BioSciences) for approximately 11.0 billion Euro in cash. This planned acquisition further supports Schering-Plough’s value creation strategy.

A key component of the Action Agenda is applying science to meet unmet medical needs. Research and development activities focus on mechanisms to treat serious diseases. As a result, a core strategy of Schering-Plough is to invest substantial funds in scientific research with the goal of creating therapies and treatments that address important unmet medical needs and also have commercial value. Consistent with this core strategy, Schering-Plough has been increasing its investment in research and development. Schering-Plough’s progressing pipeline includes drug candidates across a wide range of therapeutic areas with more than 20 compounds now approaching or in Phase I development. As Schering-Plough continues to develop the later phase growth-drivers of the pipeline (e.g., thrombin receptor antagonist, golimumab, vicriviroc and HCV protease inhibitor), it anticipates higher spending on clinical trial activities.

As part of the Action Agenda, Schering-Plough is enhancing infrastructure, upgrading processes and systems and strengthening talent — both the recruitment of talented individuals and the development of key employees. While these efforts are being implemented on a companywide basis, Schering-Plough is focusing especially on research and development to support Schering-Plough’s science-based business.

Results and Highlights for the three and six months ended June 30, 2007:

•	Schering-Plough’s net sales for the three months ended June 30, 2007 were $3.2 billion, an increase of $360 million, or 13 percent, as compared to the three months ended June 30, 2006. Net income available to common shareholders for the three months ended June 30, 2007 was $517 million, as compared to $237 million in the three months ended June 30, 2006.

•	Schering-Plough’s net sales for the six months ended June 30, 2007 were $6.2 billion, an increase of $784 million, or 15 percent, as compared to the six months ended June 30, 2006. Net income available to common shareholders for the six months ended June 30, 2007 was $1.1 billion, as compared to $587 million in the six months ended June 30, 2006.

•	Global sales of Schering-Plough’s cholesterol franchise products, VYTORIN and ZETIA, made by the cholesterol joint venture with Merck & Company, Inc. (Merck) continued to grow in 2007. Increased sales of pharmaceutical products such as REMICADE, NASONEX, TEMODAR, CLARINEX, AVELOX and ASMANEX also contributed favorably to Schering-Plough’s overall operating results and cash flow.

•	Schering-Plough realized approximately $30 million and $60 million of savings during the three and six months ended June 30, 2007 related to the manufacturing streamlining that took place in 2006.

•	During the three and six months ended June 30, 2007, Schering-Plough recognized upfront payments related to certain licensing transactions aggregating $60 million and $156 million, respectively. These payments have been expensed and reported in research and development.

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

Cholesterol Franchise

Schering-Plough’s cholesterol franchise products, VYTORIN and ZETIA, are managed through a joint venture between Schering-Plough and Merck for the treatment of elevated cholesterol levels in all markets outside of Japan. ZETIA is Schering-Plough’s novel cholesterol absorption inhibitor. VYTORIN is the combination of ZETIA and Zocor, Merck’s statin medication. The financial commitment to compete in the cholesterol reduction market is shared with Merck, and profits from the sales of VYTORIN and ZETIA are also shared with Merck. The operating results of the joint venture with Merck are recorded using the equity method of accounting.

The cholesterol-reduction market is the single largest pharmaceutical category in the world. VYTORIN and ZETIA are competing in this market, and on a combined basis, these products continued to grow in terms of sales and market share during the second quarter and first six months of 2007. A material change in the sales or market share of Schering-Plough’s cholesterol franchise would have a significant impact on Schering-Plough’s consolidated results of operations and cash flows. In order to maintain and enhance its infrastructure and business, Schering-Plough must continue to increase profits. This increased profitability is largely dependent upon the performance of Schering-Plough’s cholesterol franchise.

Japan is not included in the joint venture with Merck. In the Japanese market, Bayer Healthcare is co-marketing Schering-Plough’s cholesterol-absorption inhibitor, ZETIA, which was approved in Japan in April 2007 as a monotherapy and co- administered with a statin for use in patients with hypercholesterolemia, familial hypercholesterolemia or homozygous sitosterolemia. ZETIA was launched in Japan during June 2007. Schering-Plough’s sales of ZETIA in Japan under the co-marketing agreement with Bayer Healthcare are recognized in net sales.

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

Schering-Plough continually reviews the business, including manufacturing operations, to identify actions that will enhance long-term competitiveness. However, Schering-Plough’s manufacturing cost base is relatively fixed, and actions to significantly reduce Schering-Plough’s manufacturing infrastructure involve complex issues. As a result, shifting products between manufacturing plants can take many years due to construction and regulatory requirements, including revalidation and registration requirements. From time to time, actions are taken to enhance Schering-Plough’s overall manufacturing efficiency. For example, during 2006, Schering-Plough closed a manufacturing plant in Puerto Rico and in 2007 began the process of closing a small manufacturing facility in the Asia Pacific region. Schering-Plough continues to review the carrying value of manufacturing assets for indications of impairment. Future events and decisions may lead to additional asset impairments or related costs.

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

In the U.S., many of Schering-Plough’s pharmaceutical products are subject to increasingly competitive pricing as managed care groups, institutions, government agencies and other groups seek price discounts. In most international markets, Schering-Plough operates in an environment of government mandated cost-containment programs. Further, the pricing, sales and marketing programs and arrangements, and related business practices of Schering-Plough and other participants in the health care industry are under increasing scrutiny from federal and state regulatory, investigative, prosecutorial and administrative entities.

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

DISCUSSION OF OPERATING RESULTS

Net Sales

A significant portion of net sales is made to major pharmaceutical and health care product distributors and major retail chains in the U.S. Consequently, net sales and quarterly growth comparisons may be affected by fluctuations in the buying patterns of major distributors, retail chains and other trade buyers. These fluctuations may result from seasonality, pricing, wholesaler buying decisions or other factors. In addition to these fluctuations, sales of many pharmaceutical products in the U.S. are subject to increased pricing pressure from managed care groups, institutions, government agencies, and other groups seeking discounts. Schering-Plough and other pharmaceutical manufacturers in the U.S. market are also required to provide statutorily defined rebates to various government agencies in order to participate in the Medicaid program, the veterans health care program, and other government-funded programs. The Medicare Prescription Drug Improvement and Modernization Act of 2003 contains a prescription drug benefit for individuals who are eligible for Medicare. This prescription drug benefit became effective on January 1, 2006 and is resulting in increased use of generics and increased purchasing power of those negotiating on behalf of Medicare recipients. In most international markets, Schering-Plough operates in an environment where governments may and have mandated cost-containment programs, placed restrictions on physician prescription levels and patient reimbursements, emphasized greater use of generic drugs and enacted across-the-board price cuts as methods to control costs.

Consolidated net sales for the three months ended June 30, 2007 totaled $3.2 billion, an increase of $360 million or 13 percent compared with the same period in 2006, including a 3 percent favorable impact from foreign exchange. For the six months ended June 30, 2007, consolidated net sales totaled $6.2 billion, an increase of $784 million or 15 percent as compared to the same period in 2006, including a 4 percent favorable impact from foreign exchange. The impact of currency is more pronounced on products and businesses that are concentrated in Europe.

Net sales for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase			Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
	(Dollars in millions)		(%)	(Dollars in millions)		(%)

PRESCRIPTION PHARMACEUTICALS	$2,520	$2,230	13	$4,918	$4,263	15
REMICADE	394	307	28	767	585	31
NASONEX	295	242	22	579	471	23
CLARINEX/AERIUS	250	226	11	455	386	18
PEGINTRON	234	226	3	451	423	7
TEMODAR	216	171	26	412	334	23
CLARITIN Rx	102	104	(1)	214	205	5
INTEGRILIN	78	82	(5)	163	162	—
AVELOX	75	58	30	191	138	38
REBETOL	74	86	(14)	146	164	(11)
CAELYX	65	53	23	127	104	22
ASMANEX	42	20	108	85	40	112
Other Pharmaceutical	695	655	6	1,328	1,251	6
CONSUMER HEALTH CARE	394	349	13	739	659	12
OTC	182	149	22	359	302	19
Sun Care	110	104	6	200	178	12
Foot Care	102	96	7	180	179	1
ANIMAL HEALTH	264	239	10	496	447	11

CONSOLIDATED NET SALES	$3,178	$2,818	13	$6,153	$5,369	15

International net sales of REMICADE, for the treatment of immune-mediated inflammatory disorders such as rheumatoid arthritis, early rheumatoid arthritis, ankylosing spondylitis, psoriatic arthritis, plaque psoriasis, Crohn’s disease, pediatric Crohn’s disease and ulcerative colitis, were up $87 million or 28 percent to $394 million in the second quarter of 2007 and $182 million or 31 percent to $767 million for the first six months of 2007, driven by continued market growth and expanded use across indications. During 2006, competitive products for some of the indications referred to above were introduced, and additional competitive products have been introduced in 2007.

Global net sales of NASONEX Nasal Spray, an inhaled nasal corticoster for allergies, rose $53 million or 22 percent to $295 million in the second quarter of 2007 and $108 million or 23 percent to $579 million for the first six months of 2007. Second quarter U.S. sales climbed 22 percent to $175 million and international sales climbed 22 percent to $120 million, as the product captured greater market share in the core countries in which Schering-Plough competes.

Global net sales of CLARINEX (marketed as AERIUS in many countries outside the U.S.), a non sedating antihistamine for the treatment of seasonal outdoor allergies and year-round indoor allergies, increased 11 percent to $250 million in the second quarter of 2007 and $69 million or 18 percent to $455 million for the first six months of 2007. Sales outside the U.S. rose 12 percent to $144 million in the second quarter due to increased demand.

Global net sales of PEGINTRON for treating hepatitis C, increased 3 percent to $234 million in the second quarter of 2007 and 7 percent to $451 million for the first six months of 2007 reflecting growth in Latin America and Europe tempered by lower sales in the U.S. and Japan. PEGINTRON sales in Japan will continue to reflect a reduction in the available patient pool as well as the introduction of competitive combination therapy.

Global net sales of TEMODAR Capsules, a treatment for certain types of brain tumors, increased $45 million or 26 percent to $216 million in the second quarter of 2007 and $78 million or 23 percent to $412 million for the first six months of 2007. The growth was due primarily to increased sales in international markets. The growth rate for TEMODAR is expected to moderate, as significant penetration in U.S. and E.U. markets has already been achieved for this product.

International net sales of prescription CLARITIN decreased 1 percent to $102 million in the second quarter of 2007 and increased 5 percent to $214 million for the first six months of 2007, reflecting growth in Latin America and Asia Pacific and declines in Europe.

Net sales of AVELOX, a fluoroquinolone antibiotic for the treatment of certain respiratory and skin infections, sold primarily in the U.S. by Schering-Plough as a result of its license agreement with Bayer, increased $17 million or 30 percent to $75 million in the second quarter of 2007 and $53 million or 38 percent to $191 million for the first six months of 2007 primarily as a result of increased market share.

International net sales of CAELYX, for the treatment of ovarian cancer, metastatic breast cancer and Kaposi’s sarcoma, increased 23 percent to $65 million in the second quarter of 2007 and 22 percent to $127 million for the first six months of 2007, as a result of increased use in treating ovarian and breast cancer.

Global net sales of ASMANEX, an orally inhaled steroid for asthma, increased $22 million or 108 percent to $42 million for the second quarter of 2007 and $45 million or 112 percent to $85 million for the first six months of 2007 primarily due to market share growth in the U.S.

Other pharmaceutical net sales include a large number of lower sales volume prescription pharmaceutical products. Several of these products are sold in limited markets outside the U.S., and many are multiple source products no longer protected by patents. These products include treatments for respiratory, cardiovascular, dermatological, infectious, oncological and other diseases. Included in other pharmaceutical sales is sales of Schering-Plough’s albuterol products. In 2005, the FDA issued a Final Rule that requires all CFC albuterol products, including Schering-Plough’s PROVENTIL CFC, be removed from the market no later than December 31, 2008. Schering-Plough’s transition to albuterol HFA (PROVENTIL HFA) is well advanced. Schering-Plough no longer manufactures the CFC product and Schering-Plough anticipates that any remaining CFC inventories will be sold during 2007. Schering-Plough is uncertain as to the ultimate impact on Schering-Plough’s overall future sales of PROVENTIL products, due to the complexities and multiple external factors influencing this transition, including competing albuterol HFA products.

Global net sales of Consumer Health Care products, which include OTC, foot care and sun care products, increased $45 million or 13 percent to $394 million in the second quarter of 2007 and $80 million or 12 percent to $739 million for the first six months of 2007. The growth was primarily due to higher sales of OTC CLARITIN and MIRALAX, which was launched in February 2007 as the first Rx-to-OTC switch in the laxative category in more than 30 years. Sales of OTC CLARITIN increased $26 million to $137 million in the second quarter of 2007 and increased $42 million to $264 million for the first six months of 2006. The OTC CLARITIN increase was driven by stronger category performance and new chewable products. OTC CLARITIN continues to face competition from private labels and branded loratadine, and a competing prescription antihistamine is expected to be launched for OTC sale in late 2007. Future sales are difficult to predict because the consumer healthcare market is highly competitive, with heavy advertising to consumers and frequent competitive product introductions.

Global net sales of Animal Health products increased $25 million or 10 percent in the second quarter of 2007 to $264 million and $49 million or 11 percent to $496 million for the first six months of 2007. The increased sales reflected solid growth internationally, led by the poultry, companion animal, aquaculture and swine product lines coupled with a positive impact of foreign currency exchange rates. Schering-Plough expects this growth rate to moderate due to increased competition, including the introduction of generic products.

Costs, Expenses and Equity Income

A summary of costs, expenses and equity income for the three and six months ended June 30, 2007 and 2006 is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase			Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
	(Dollars in millions)%			(Dollars in millions)%

Gross margin	69.3%	64.4%	4.9%	68.9%	64.7%	4.2%
Selling, general and administrative (SG&A)	$1,358	$1,224	11.0%	$2,572	$2,310	11.4%
Research and development (R&D)	696	539	29.0%	1,403	1,020	37.5%
Other income, net	(16)	(19)	(15.8)%	(62)	(52)	19.2%
Special and acquisition related charges	11	80	N/M	12	80	N/M
Equity income from cholesterol joint venture	(490)	(355)	38.3%	(978)	(666)	46.8%

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

Gross margin

Gross margin increased to 69.3 percent in the second quarter of 2007 and 68.9 percent for the first six months of 2007 as compared to 64.4 percent and 64.7 percent for the second quarter and first six months of 2006, respectively. Gross margin in the second quarter and first six months of 2006 reflected the negative impact of $58 million of costs associated with the 2006 manufacturing streamlining activities included in cost of sales. The increase in gross margin during 2007 was due primarily to improved product mix and cost savings from the 2006 manufacturing streamlining activities. Additionally, Schering-Plough is achieving greater production efficiencies and process improvements through its “Right First Time” initiative.

Selling, general and administrative

Selling, general and administrative expenses (SG&A) were $1.4 billion in the second quarter of 2007 and $2.6 billion in the first six months of 2007, up 11 percent versus the prior year periods. The increase in SG&A in the second quarter and first six months of 2007 primarily reflects higher promotional spending and investments in emerging markets.

Research and development

Research and development (R&D) spending increased 29 percent to $696 million in the second quarter of 2007 and 38 percent to $1.4 billion in the first six months of 2007. R&D spending in the second quarter and first six months of 2007 included $60 million and $156 million, respectively, related to upfront payments made for certain licensing transactions. The increase in R&D spending versus 2006 also reflects higher spending associated with clinical trials and related activities and building greater breadth and capacity to support Schering-Plough’s progressing pipeline. Generally, changes in R&D spending reflect the timing of Schering-Plough’s funding of both internal research efforts and research collaborations with various partners to discover and develop a steady flow of innovative products.

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

Other income, net

Schering-Plough had $16 million and $62 million of other income, net, in the second quarter and first six months of 2007, respectively, as compared to $19 million and $52 million of other income, net, in the second quarter and first six months of 2006, respectively. Other income for the second quarter and first six months of 2007 reflected higher interest income due to higher interest rates on cash equivalents and short-term investments and lower interest expense due to lower short-term borrowing levels partially offset by losses of $35 million and $31 million, respectively, on the mark-to-market of a foreign currency option.

Special and acquisition related charges

During the three and six months ended June 30, 2007, Schering-Plough incurred $11 million and $12 million of acquisition related charges (integration planning) for the planned Organon BioSciences acquisition.

Special charges for the three and six months ended June 30, 2006 totaled $80 million related to the changes in Schering-Plough’s manufacturing operations consisting of $25 million of severance and $55 million of fixed asset impairments.

Equity income from cholesterol joint venture

Sales of the Merck/Schering-Plough Cholesterol Partnership for the three and six months ended June 30, 2007 totaled $1.3 billion and $2.4 billion, respectively, as compared to $973 million and $1.8 billion for the three and six months ended June 30, 2006. The sales growth in 2007 was due to an increase in market share.

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

Equity income from cholesterol joint venture totaled $490 million and $978 million for the three and six months ended June 30, 2007, respectively, as compared to $355 million and $666 million for the three and six months ended June 30, 2006, respectively. The increase in 2007 equity income as compared to 2006 reflects continued strong sales of VYTORIN and ZETIA. Schering-Plough’s equity income in the first six months of the year is favorably impacted by the proportionally greater share of income allocated from the joint venture on the first $300 million of annual ZETIA sales.

It should be noted that Schering-Plough incurs substantial selling, general and administrative and other costs, which are not reflected in equity income from the cholesterol joint venture and instead are included in the overall cost structure of Schering-Plough.

Provision for income taxes

Tax expense was $103 million and $190 million for the three and six months ended June 30, 2007, respectively. Tax expense was $86 million and $172 million for the three and six months ended June 30, 2006, respectively. The income tax expense primarily relates to foreign taxes and does not include any benefit related to U.S. operating losses. Schering-Plough continues to maintain a valuation allowance against its U.S. deferred tax assets, as management cannot conclude that it is more likely than not the benefit of the U.S. net deferred tax assets can be realized.

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

LIQUIDITY AND FINANCIAL RESOURCES

Discussion of Cash Flow

	Six Months Ended
	June 30,
	2007	2006
	(Dollars in millions)

Cash flow provided by operating activities	$628	$810
Cash flow provided by/ (used for) investing activities	1,598	(2,709)
Cash flow used for financing activities	(57)	(1,022)

Operating Activities

In the first six months of 2007, operating activities provided $628 million of cash, compared with net cash provided by operations of $810 million in the first six months of 2006. The decrease was primarily due to payments of $435 million for the settlement of the Massachusetts Investigation, and the purchase of a foreign currency option for $130 million partially offset by higher net income.

During March 2007, Schering-Plough purchased a foreign currency option for $130 million as part of an overall risk management strategy and in consideration of various preliminary financing scenarios associated with the planned acquisition of Organon BioSciences. See “Foreign Currency Exchange Risk” included in Item 3. “Quantitative and Qualitative Disclosures about Market Risk,” for additional information about this foreign currency option. This derivative is short-term (trading) in nature and does not hedge a specific financing or investment transaction. Accordingly, the cash impacts of this derivative have been classified as operating cash flows in the Statement of Condensed Consolidated Cash Flows.

Investing Activities

Net cash provided by investing activities during the first six months of 2007 was $1.6 billion and included a net reduction of short-term investments of $1.9 billion partially offset by $275 million of capital expenditures. Net cash used for investing activities for the first six months of 2006 was $2.7 billion due primarily to net investment purchases of $2.5 billion.

Financing Activities

Net cash used for financing activities was $57 million for the first six months of 2007, compared to $1.0 billion for the same period in 2006. Uses of cash for financing activities for the six months ended June 30, 2007 included the payment of dividends on common and preferred shares of $222 million partially offset by $177 million of proceeds from stock option exercises. Net cash used for financing activities for the six months ended June 30, 2006 included dividends on common and preferred shares of $205 million and the repayment of short-term borrowings of $849 million.

Other Discussion of Cash Flows

Total cash, cash equivalents and short-term investments less total debt was approximately $3.6 billion at June 30, 2007. Cash generated from operations and available cash and short-term investments are expected to provide Schering-Plough with the ability to fund cash needs for the intermediate term, not including the impact of the planned Organon BioSciences acquisition expected to be closed later in 2007. See “Borrowings and Credit Facilities” below for information on the potential impact of the Organon BioSciences transaction on Schering-Plough’s liquidity.

In July 2007, Schering-Plough made a cash payment of $98 million for tax and interest due in connection with an examination by the IRS of Schering-Plough’s 1997-2002 federal income tax returns.

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

Schering-Plough has a $1.5 billion credit facility with a syndicate of banks. This facility matures in May 2009 and requires Schering-Plough to maintain a total debt to total capital ratio of no more than 60 percent. This credit line is available for general corporate purposes and is considered as support to Schering-Plough’s commercial paper borrowings. Borrowings under this credit facility may be drawn by the U.S. parent company or by its wholly-owned international subsidiaries when accompanied by a parent guarantee. This facility does not require compensating balances, however, a nominal commitment fee is paid. As of June 30, 2007, no borrowings were outstanding under this facility.

Schering-Plough has an 11.0 billion Euro committed bridge financing facility to fund the planned acquisition of Organon BioSciences. Long term, Schering-Plough intends to utilize a mix of cash, debt of varying maturities and issuances of equity to fund the transaction.

At June 30, 2007 and December 31, 2006, short-term borrowings totaled $246 million and $242 million, respectively, including outstanding commercial paper of $154 million at June 30, 2007 and $149 million at December 31, 2006. The short-term credit ratings discussed below have not significantly affected Schering-Plough’s ability to issue or rollover its outstanding commercial paper borrowings at this time. However, Schering-Plough believes the ability of commercial paper issuers, such as Schering-Plough, with one or more short-term credit ratings of P-2 from Moody’s, A-2 from S&P and/or F2 from Fitch to issue or rollover outstanding commercial paper can, at times, be less than that of companies with higher short-term credit ratings. In addition, the total amount of commercial paper capacity available to these issuers is typically less than that of higher-rated companies. Schering-Plough’s sizable lines of credit with commercial banks as well as cash and short-term investments held by U.S. and international subsidiaries serve as alternative sources of liquidity and to support its commercial paper program.

Schering-Plough’s current unsecured senior credit ratings and ratings review status are as follows:

Senior Unsecured Credit Ratings	Long-Term	Short-Term	Long-Term Ratings Review Status

Moody’s Investors Service	Baa1	P-2	Under review for possible downgrade
Standard and Poor’s	A-	A-2	Credit Watch with negative implications
Fitch Ratings	BBB+	F-2	Rating Watch for possible downgrade

Schering-Plough’s credit ratings are currently under review due to the financing associated with the planned Organon BioSciences acquisition and could decline below their current levels. The impact of such decline could reduce the availability of commercial paper borrowing and would increase the interest rate on Schering-Plough’s short and long-term debt. As discussed above, Schering-Plough believes that existing cash, short-term investments and cash generated from operations will allow Schering-Plough to fund its cash needs for the intermediate term, not including the impact of the planned Organon BioSciences acquisition.

6 Percent Mandatory Convertible Preferred Stock

In August 2004, Schering-Plough issued 28,750,000 shares of 6 percent mandatory convertible preferred stock with a face value of $1.44 billion. The preferred stock will automatically convert into between 2.2451 and 2.7840 common shares of Schering-Plough depending on the average closing price of Schering-Plough’s common shares over a period immediately preceding the mandatory conversion date of September 14, 2007, as defined in the prospectus. This preferred stock is described in more detail in Note 15, “Shareholders’ Equity” under Item 8, “Financial Statements and Supplementary Data,” in the 2006 10-K.

REGULATORY AND COMPETITIVE ENVIRONMENT IN WHICH SCHERING-PLOUGH OPERATES

Schering-Plough is subject to the jurisdiction of various national, state and local regulatory agencies. These regulations are described in more detail in Part I, Item I, Business, in Schering-Plough’s 2006 10-K. Regulatory compliance is complex, as regulatory standards (including Good Clinical Practices, Good Laboratory Practices and Good Manufacturing Practices) vary by jurisdiction and are constantly evolving. Regulatory compliance is also costly. Regulatory compliance impacts the timing needed to bring new drugs to market and to market drugs for new indications. Further, failure to comply with regulations can result in delays in the approval of drugs, seizure or recall of drugs, suspension or revocation of the authority necessary for the production and sale of drugs, fines and other civil or criminal sanctions.

Regulatory compliance, and the cost of compliance failures, can have a material impact on Schering-Plough’s results of operations, its cash flows or financial condition.

Much is still unknown about the science of human health and with every drug there are benefits and risks that must be balanced. Societal and government pressures are constantly shifting between the demand for innovation to meet urgent unmet medical needs and adversity to risk. These pressures impact the regulatory environment and the market for Schering-Plough’s products.

Regulatory Compliance and Pharmacovigilance

Consent Decree

Since 2002, Schering-Plough has been working under a U.S. FDA Consent Decree to resolve issues involving Schering-Plough’s compliance with current Good Manufacturing Practices (cGMP) at certain of its manufacturing sites in New Jersey and Puerto Rico. See details in Note 17, “Consent Decree” under Item 1, “Financial Statements.”

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

Following this wave of recent product withdrawals by other companies and other significant safety issues, health authorities such as the FDA, the EMEA and the PMDA have continued to increase their focus on safety when assessing the benefit/risk balance of drugs. Some health authorities appear to have become more cautious when making decisions about approvability of new products or indications and are re-reviewing select products which are already marketed, adding further to the uncertainties in the regulatory processes. There is also greater regulatory scrutiny, especially in the U.S., on advertising and promotion and in particular direct-to-consumer advertising.

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

Pricing Pressures

As described more specifically in Note 18, “Legal, Environmental and Regulatory Matters,” under Item 1, “Financial Statements,” the pricing, sales and marketing programs and arrangements, and related business practices of Schering-Plough and other participants in the health care industry are under increasing scrutiny from federal and state regulatory, investigative, prosecutorial and administrative entities. These entities include the Department of Justice and its U.S. Attorney’s Offices, the Office of Inspector General of the Department of Health and Human Services, the FDA, the Federal Trade Commission (FTC) and various state Attorneys General offices. Many of the health care laws under which certain of these governmental entities operate, including the federal and state anti-kickback statutes and statutory and common law false claims laws, have been construed broadly by the courts and permit the government entities to exercise significant discretion. In the event that any of those governmental entities believes that wrongdoing has occurred, one or more of them could institute civil or criminal proceedings, which, if instituted and resolved unfavorably, could subject Schering-Plough to substantial fines, penalties and injunctive or administrative remedies, including exclusion from government reimbursement programs. Schering-Plough also cannot predict whether any investigations will affect its marketing practices or sales. Any such result could have a material adverse impact on Schering-Plough’s results of operations, cash flows, financial condition, or its business.

In the U.S., many of Schering-Plough’s pharmaceutical products are subject to increasingly competitive pricing as managed care groups, institutions, government agencies and other groups seek price discounts. In the U.S. market, Schering-Plough and other pharmaceutical manufacturers are required to provide statutorily defined rebates to various government agencies in order to participate in Medicaid, the veterans health care program and other government-funded programs. The Medicare Prescription Drug Improvement and Modernization Act of 2003 contains a prescription drug benefit for individuals who are eligible for Medicare. This prescription drug benefit became effective on January 1, 2006 and is resulting in increased use of generics and increased purchasing power of those negotiating on behalf of Medicare recipients.

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

OUTLOOK

Schering-Plough continues to anticipate that sales from VYTORIN and ZETIA will grow in 2007. However, there is growing competition for Schering-Plough’s key brands.

Schering-Plough expects its gross margin for the full year of 2007 to improve versus 2006, primarily as a result of annual cost savings of approximately $100 million expected from its manufacturing streamlining actions in 2006 and improved product mix. However, gross margin in the second half of 2007 is expected to be slightly lower than the first half due to the seasonality of some respiratory products.

As Schering-Plough’s pipeline continues to progress, it expects that the number of patients in Schering-Plough’s clinical trials will continue to increase in the remainder of 2007. As a result, Schering-Plough expects research and development expenses, excluding any upfront payments, to continue to grow faster than adjusted net sales in 2007. Adjusted net sales is defined as net sales plus an assumed 50 percent of global cholesterol joint venture net sales.

Schering-Plough expects its full year 2007 tax rate to be in the mid-teens on a GAAP basis, but vary between quarters depending on the product and country mix of earnings.

In advance of the planned acquisition of Organon BioSciences, Schering-Plough will incur integration planning related costs and potential foreign currency related activity associated with the purchase. The transaction is anticipated to be accretive to Schering-Plough’s earnings per share in the first full year, excluding purchase-accounting adjustments and acquisition-related costs. Schering-Plough expects to achieve annual synergies of $500 million, however it is expected that it will take three years from the closing to reach this level of synergies.

The risks set forth in Part II, Item 1A, “Risk Factors,” in this 10-Q could cause actual results to differ from the expectation provided in this section.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Refer to “Management’s Discussion and Analysis of Operations and Financial Condition” in Schering-Plough’s 2006 10-K for disclosures regarding Schering-Plough’s critical accounting policies and estimates.

Rebates, Discounts and Returns

Schering-Plough’s rebate accruals for Federal and State governmental programs at June 30, 2007 and 2006 were $122 million and $299 million, respectively. Commercial discounts, returns and other rebate accruals at June 30, 2007 and 2006 were $377 million and $304 million, respectively. These and other rebate accruals are established in the period the related revenue was recognized resulting in a reduction to sales and the establishment of liabilities, which are included in total current liabilities.

The following summarizes the activity in the accounts related to accrued rebates, sales returns and discounts for the six months ended June 30, 2007 and 2006:

	For the
	Six Months Ended
	June 30
	2007	2006
	(Dollars in millions)

Accrued Rebates/Returns/Discounts, Beginning of Period	$486	$522

Provision for Rebates	298	260
Adjustment to prior-year estimates	(17)	—
Payments	(257)	(213)

	24	47

Provision for Returns	94	99
Adjustment to prior-year estimates	(23)	—
Returns	(57)	(61)

	14	38

Provision for Discounts	349	265
Adjustment to prior-year estimates	—	—
Discounts granted	(374)	(269)

	(25)	(4)

Accrued Rebates/Returns/Discounts, End of Period	$499	$603

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

Provision for Income Taxes

Schering-Plough implemented the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) as of January 1, 2007. As required by FIN 48, the cumulative effect of applying the provisions of the Interpretation have been reported as an adjustment to Schering-Plough’s retained earnings balance as of January 1, 2007. Schering-Plough reduced its January 1, 2007 retained earnings by $259 million with a corresponding increase to the appropriate tax liability accounts as a result of the adoption of FIN 48.

Schering-Plough includes interest expense or income as well as potential penalties on unrecognized tax benefits as a component of income tax expense in the consolidated statement of operations. The total amount of accrued interest related to uncertain tax positions at January 1, 2007 was $193 million and is included in other accrued liabilities.

Schering-Plough’s unrecognized tax benefits result primarily from the varying application of statutes, regulations and interpretations and include exposures on intercompany terms of cross border arrangements and utilization of cash held by foreign subsidiaries (investment in U.S. property) as well as Schering-Plough’s tax matters litigation (see Note 18). At January 1, 2007, the total amount of unrecognized tax benefits was $924 million which includes reductions to deferred tax assets carrying a full valuation allowance, potential refund claims and tax liabilities. Management believes it is reasonably possible that a significant portion of the total unrecognized tax benefits could decrease over the next twelve-month period. However, the timing of the ultimate resolution of Schering-Plough’s tax matters and the payment and receipt of related cash is dependent on a number of factors, many of which are outside Schering-Plough’s control. Approximately $644 million of total unrecognized tax benefits, if recognized, would affect the effective tax rate.

During the second quarter of 2007, the IRS completed its examination of Schering-Plough’s 1997-2002 federal income tax returns. Schering-Plough is seeking resolution of an issue raised during this examination through the IRS administrative appeals process. Schering-Plough remains open with the IRS for the 1997-2006 tax years. For most of its other significant tax jurisdictions (both U.S. state and foreign), Schering-Plough’s income tax returns are open for examination for the period 2000 through 2006.

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

Any or all forward-looking statements here or in other publications may turn out to be wrong. There are no guarantees about Schering-Plough’s financial and operational performance or the performance of Schering-Plough’s stock. Schering-Plough does not assume the obligation to update any forward-looking statement. Many factors could cause actual results to differ from Schering-Plough’s forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. Although it is not possible to predict or identify all such factors, Schering-Plough refers you to Part II, Item 1A, “Risk Factors,” in this 10-Q for identification of important factors with respect to risks and uncertainties.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Schering-Plough is exposed to market risk primarily from changes in foreign currency exchange rates and, to a lesser extent, from interest rates and equity prices. The impact of currency is more pronounced on products and businesses that are concentrated in Europe.

Foreign Currency Exchange Risk

In March 2007, as part of an overall risk management strategy and in consideration of various preliminary financing scenarios associated with the planned acquisition of Organon BioSciences, Schering-Plough entered into a foreign currency option contract to mitigate its exposure in the event there was a significant strengthening in the Euro as compared to the U.S. Dollar. At June 30, 2007 Schering-Plough had an option to purchase 7.7 billion Euro at $1.38 per Euro expiring on December 31, 2007. At June 30, 2007 a 5 percent decrease in value of the U.S. dollar as compared to the Euro would have resulted in an unrealized gain of approximately $312 million and a five percent strengthening of the U.S. dollar as compared to the Euro would have resulted in an unrealized loss of approximately $85 million.

Interest Rate Risk

In consideration of Schering-Plough’s plans to finance the planned acquisition of Organon BioSciences, Schering-Plough executed three separate interest rate swaps. The interest rate swaps are for three, five and ten-year periods with Schering-Plough paying fixed rates and receiving floating rates based on individual notional amounts of 750 million Euro each, aggregating 2.25 billion Euro. The objective of the swaps is to hedge the interest rate payments to be made on future issuances of debt. As such, the swaps have been designated as cash flow hedges of future interest payments, and in accordance with SFAS 133, “Derivative Instruments and Financial Hedging Activities,” as amended, the effective portion of the gains or losses on the hedges are reported in other comprehensive income and any ineffective portion is reported in operations. At June 30,

2007 a 25 basis point increase in interest rates would have resulted in an unrealized gain to other comprehensive income of approximately $36 million and a 25 basis point decrease in interest rates would have resulted in an unrealized loss of approximately $37 million to other comprehensive income.

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

As part of the changing business environment in which Schering-Plough operates, Schering-Plough is replacing and upgrading a number of information systems. This process will be ongoing for several years. In connection with these changes, as part of Schering-Plough’s management of both internal control over financial reporting and disclosure controls and procedures, management has concluded that the new systems are at least as effective with respect to those controls as the prior systems. An example of a change in information systems that occurred during the first six months of 2007 is the replacement of Schering-Plough’s system for consolidation and reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Material pending legal proceedings involving Schering-Plough are described in Item 3, “Legal Proceedings,” of the 2006 10-K. The following discussion is limited to material developments to previously reported proceedings, which Schering-Plough, or any of its subsidiaries, became a party during the quarter ended June 30, 2007, or subsequent thereto, but before the filing of this report. There were no new legal proceedings. This section should be read in conjunction with Part I, Item 3, “Legal Proceedings” in the 2006 10-K.

During the quarter, Schering-Plough and plaintiffs agreed to settle the derivative action pending in the U.S. District Court for the District of New Jersey against Schering-Plough, certain former officers, directors and former directors that alleged a failure to disclose material information and breach of fiduciary duty by the directors relating to the FDA inspections and investigations into Schering-Plough’s pricing practices and sales, marketing and clinical trials practices. The settlement, which must be approved by the Court, acknowledges that the pendency of the suit contributed to decisions by the Board and Management to enhance compliance and governance processes and provides that Schering-Plough will pay the fees of the plaintiffs’ counsel.

Patent Challenges under the Hatch-Waxman Act

While Schering-Plough does not currently believe that any pending Paragraph IV certification proceeding under the Hatch-Waxman Act is material, because there is frequently media and investor interest in such proceedings, Schering-Plough is listing the pending proceedings each quarter. Currently, the following are pending:

•	On July 20, 2007, Schering-Plough and its licensor, Cancer Research Technologies, Limited, brought a patent infringement action against companies seeking approval of a generic version of certain strengths of Temodar capsules;

•	in March 2007, Schering-Plough and an entity jointly owned with Merck filed a patent infringement action against companies seeking approval of a generic version of ZETIA; and

•	in September 2006, Schering-Plough filed patent infringement actions against companies seeking approval of generic versions of Clarinex Tablets, Clarinex Reditabs and Clarinex D12.

Item 1A.	Risk Factors

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

Intellectual property protection for innovation is an important contributor to Schering-Plough’s profitability. Generic forms of Schering-Plough’s products may be introduced to the market as a result of the expiration of patents covering Schering-Plough’s products, a successful challenge to Schering-Plough’s patents, or the at-risk launch of a generic version of a Schering-Plough product, which may have a material and negative effect on results of operations.

Intellectual property protection is critical to Schering-Plough’s ability to successfully commercialize its products. Upon the expiration or the successful challenge of Schering-Plough’s patents covering a product, competitors may introduce lower-priced generic versions of that product, which may include Schering-Plough’s well-established products. In recent years, some generic manufacturers have launched generic versions of products before the ultimate resolution of patent litigation (commonly known as “at-risk” product launches). Such generic competition could result in the loss of a significant portion of sales or downward pressures on the prices at which Schering-Plough offers formerly patented products, particularly in the U.S. Patents and patent applications relating to Schering-Plough’s significant products are of material importance to Schering-Plough.

Additionally, certain foreign governments have indicated that compulsory licenses to patents may be granted in the case of national emergencies, which could diminish or eliminate sales and profits from those regions and negatively affect Schering-Plough’s results of operations. Further, recent court decisions relating to other companies’ patents in the U.S., as well as the discussion of regulatory initiatives may result in further erosion of intellectual property protection.

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

In addition to legislation concerning price controls, other trends that could affect Schering-Plough’s business include legislative or regulatory action relating to pharmaceutical pricing and reimbursement, health care reform initiatives and drug importation legislation, involuntary approval of medicines for OTC use, consolidation among customers and trends toward managed care and health care costs containment. Increasingly, market approval or reimbursement of products may be impacted by health technology assessments, which seek to condition approval or reimbursement on an assessment of the impact of health technologies on the healthcare system.

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

Government investigations against Schering-Plough, could lead to the commencement of civil and/or criminal proceedings involving the imposition of substantial fines, penalties and injunctive or administrative remedies, including exclusion from government reimbursement programs, which could give rise to other investigations or litigation by government entities or private parties.

Schering-Plough cannot predict whether future or pending investigations to which it may become subject, would lead to a judgment or settlement involving a significant monetary award or restrictions on its operations.

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

Regardless of the merits or outcomes of any investigations, government investigations are costly, divert management’s attention from Schering-Plough’s business and may result in substantial damage to Schering-Plough’s reputation.

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

Please refer to “Legal Proceedings” in Item 3 in Schering-Plough’s 2006 10-K and Part II, Item 1 in this 10-Q for descriptions of significant pending litigation.

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

Schering-Plough operates in a highly competitive industry. Schering-Plough competes with a large number of multinational pharmaceutical companies, biotechnology companies and generic pharmaceutical companies. Many of Schering-Plough’s competitors have been conducting research and development in areas served both by Schering-Plough’s current products and by those products Schering-Plough is in the process of developing. Competitive developments that may impact Schering-Plough include technological advances by, patents granted to, and new products developed by competitors or new and existing generic, prescription and/or OTC products that compete with products of Schering-Plough or the Merck/Schering-Plough Cholesterol Partnership. In addition, it is possible that doctors, patients and providers may favor those products offered by competitors due to safety, efficacy, pricing or reimbursement characteristics, and as a result Schering-Plough will be unable to maintain its sales for such products.

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

Schering-Plough is exposed to market risk from fluctuations in currency exchange rates and interest rates.

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

In order to mitigate against the adverse impact of these market fluctuations, Schering-Plough will from time to time enter into hedging agreements. Schering-Plough has entered into a foreign currency option to partially mitigate the currency exchange rate risk on the Euro purchase price of the Organon BioSciences acquisition. In addition, Schering-Plough has entered into a series of interest rate swaps to partially mitigate interest rate risk associated with financing the purchase of Organon BioSciences. While hedging agreements, such as currency options and interest rate swaps, limit some of the exposure to exchange rate and interest rate fluctuations, such attempts to mitigate these risks are costly and not always successful.

Insurance coverage for product liability may be limited, cost prohibitive or unavailable.

Schering-Plough maintains insurance coverage with such deductibles and self-insurance to reflect market conditions (including cost and availability) existing at the time it is written, and the relationship of insurance coverage to self-insurance varies accordingly. For certain products, third-party insurance may be cost prohibitive, available on limited terms or unavailable.

Schering-Plough is subject to evolving and complex tax laws, which may result in additional liabilities that may affect results of operations.

Schering-Plough is subject to evolving and complex tax laws in its jurisdictions. Significant judgment is required for determining Schering-Plough’s tax liabilities, and Schering-Plough’s tax returns are periodically examined by various tax authorities. Schering-Plough’s 1997-2006 tax returns remain open for examination by the IRS. Schering-Plough may be challenged by the IRS and other tax authorities on positions it has taken in its income tax returns. Although Schering-Plough believes that its accrual for tax contingencies is adequate for all open years, based on past experience, interpretations of tax law, and judgments about potential actions by tax authorities, due to the complexity of tax contingencies, the ultimate resolution of any tax matters may result in payments greater or less than amounts accrued.

In addition, Schering-Plough may be impacted by changes in tax laws including tax rate changes, changes to the laws related to the remittance of foreign earnings, new tax laws and revised tax law interpretations in domestic and foreign jurisdictions.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

This table provides information with respect to purchases by Schering-Plough of its common shares during the second quarter of 2007.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares That May
		Average	Part of Publicly	Yet be Purchased
	Total Number of	Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchased	per Share	Programs	Programs

April 1, 2007 through April 30, 2007	60,924(1)	$28.66	N/A	N/A
May 1, 2007 through May 31, 2007	55,521(1)	$32.43	N/A	N/A
June 1, 2007 through June 30, 2007	16,119(1)	$31.03	N/A	N/A
Total April 1, 2007 through June 30, 2007	132,564(1)	$30.53	N/A	N/A

(1)	All of the shares included in the table above were repurchased pursuant to Schering-Plough’s stock incentive program and represent shares delivered to Schering-Plough by option holders for payment of the exercise price and tax withholding obligations in connection with stock options and stock awards.

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on May 18, 2007 and shareholders voted on the following matters with the results indicated:

(1) Election of Directors:  Thirteen nominees for*( director were elected for a one-year term by a vote of shares as follows: Hans W. Becherer received 1,219,203,973 votes for his election (90.78% of shares voted) and 123,884,350 votes were withheld (9.22% of shares voted); Thomas J. Colligan received 1,269,098,484 votes for his election (94.49% of shares voted) and 73,989,839 votes were withheld (5.51% of shares voted); Fred Hassan received 1,263,077,296 votes for his election (94.04% of shares voted) and 80,011,027 votes were withheld (5.96% of shares voted); C. Robert Kidder received 1,268,458,498 votes for his election (94.44% of shares voted) and 74,629,825 votes were withheld (5.56% of shares voted); Philip Leder, M.D. received 1,263,089,288 votes for his election (94.04% of shares voted) and 79,999,035 votes were withheld (5.96% of shares voted); Eugene R. McGrath received 1,268,522,318 votes for his election (94.45% of shares voted) and 74,566,005 votes were withheld (5.55% of shares voted); Carl E. Mundy received 1,260,447,608 votes for his election (93.85% of shares voted) and 82,640,715 votes were withheld (6.15% of shares voted); Antonio M. Perez received 1,329,595,713 votes for his election (99.00% of shares voted) and 13,492,610 votes were withheld (1.00% of shares voted); Patricia F. Russo received 1,260,174,538 votes for his election (93.83% of shares voted) and 82,913,785 votes were withheld (6.17% of shares voted); Jack L. Stahl received 1,329,560,727 votes for his election (98.99% of shares voted) and 13,527,596 votes were withheld (1.01% of shares voted); Kathryn C. Turner received 1,265,355,957 votes for his election (94.21% of shares voted) and 77,732,366 votes were withheld (5.79% of shares voted); Robert F.W. van Oordt received 1,259,061,794 votes for his election (93.74% of shares voted) and 84,026,529 votes were withheld (6.26% of shares voted); and Arthur F. Weinbach received 1,268,219,933 votes for his election (94.43% of shares voted) and 74,868,390 votes were withheld (5.57% of shares voted).

(2) Ratification of Auditors:  The designation by the Audit Committee of Deloitte & Touche LLP to audit the books and accounts of the Company for the year ending December 31, 2007 was ratified with a vote of 1,322,966,475 shares for*, 10,969,266 shares against and 9,152,582 abstentions.

(3) Reduction of Supermajority Vote Requirements:  The amendments to the governing instruments to reduce shareholder supermajority vote requirements to a majority vote was approved with a vote of 1,322,101,786 shares for* (88.78% of outstanding shares), 10,788,350 shares against and 10,198,187 abstentions.

(4) Election of Directors by a Majority Vote:  The amendment to the Certificate of Incorporation to elect Directors by a majority vote rather than a plurality vote was not approved with a vote of 946,099,114 shares for* (63.53% of outstanding shares), 386,601,719 shares against and 10,387,490 abstentions.

(5) Shareholder Proposal:  A shareholder proposal relating to equity grants was not approved with a vote of 346,977,095 shares for, 824,169,740 shares against, 13,851,387 abstentions and 158,090,101 broker non-votes.

Item 6.	Exhibits

Exhibit
Number		Description	Location

3	(a)	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to Schering-Plough’s 8-K filed July 11, 2007
3	(b)	Amended and Restated By-Laws	Incorporated by reference to Exhibit 3.2 to Schering-Plough’s 8-K filed June 28, 2007.
12		Computation of Ratio of Earnings to Fixed Charges	Attached
15		Awareness letter	Attached

(     * Includes 158,090,101 broker non-votes

Exhibit
Number	Description	Location

31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chairman of the Board and Chief Executive Officer.	Attached
31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification for Executive Vice President and Chief Financial Officer.	Attached
32.1	Sarbanes-Oxley Act of 2002, Section 906 Certification for Chairman of the Board and Chief Executive Officer.	Attached
32.2	Sarbanes-Oxley Act of 2002, Section 906 Certification for Executive Vice President and Chief Financial Officer.	Attached

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHERING-PLOUGH CORPORATION
(Registrant)

By	/s/ Steven H. Koehler
Steven H. Koehler
Vice President and Controller
(Duly Authorized Officer
and Chief Accounting Officer)

Date: July 26, 2007