Form 10-Q
period 2007-09-30
SCHERING PLOUGH CORP
filed 2007-10-26
CIK 310158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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

Common Shares Outstanding as of September 30, 2007: 1,619,721,867

PART I. FINANCIAL INFORMATION
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
PART II. OTHER INFORMATION
SIGNATURES
EX-12: COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
EX-15: AWARENESS LETTER
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS
(Unaudited)
(Amounts in millions, except per share figures)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net sales	$2,812	$2,574	$8,965	$7,944

Cost of sales	925	885	2,838	2,782
Selling, general and administrative	1,262	1,158	3,833	3,467
Research and development	669	536	2,071	1,557
Other income, net (See Note 5)	(390)	(37)	(451)	(89)
Special and acquisition related charges	20	10	32	90
Equity income from cholesterol joint venture	(506)	(390)	(1,483)	(1,056)

Income before income taxes	832	412	2,125	1,193
Income tax expense	82	103	272	275

Net income before cumulative effect of a change in accounting principle	750	309	1,853	918
Cumulative effect of a change in accounting principle, net of tax	—	—	—	22

Net income	750	309	1,853	940

Preferred stock dividends	37	22	80	65

Net income available to common shareholders	$713	$287	$1,773	$875

Diluted earnings per common share:
Earnings available to common shareholders before cumulative effect of a change in accounting principle	$0.45	$0.19	$1.15	$0.57
Cumulative effect of a change in accounting principle, net of tax	—	—	—	0.02

Diluted earnings per common share	$0.45	$0.19	$1.15	$0.59

Basic earnings per common share:
Earnings available to common shareholders before cumulative effect of a change in accounting principle	$0.46	$0.19	$1.17	$0.57
Cumulative effect of a change in accounting principle, net of tax	—	—	—	0.02

Basic earnings per common share	$0.46	$0.19	$1.17	$0.59

Dividends per common share	$0.065	$0.055	$0.195	$0.165

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
(Unaudited)
(Amounts in millions)

	Nine Months Ended
	September 30,
	2007	2006

Operating Activities:
Net income	$1,853	$940
Cumulative effect of a change in accounting principle, net of tax	—	(22)

Net income before cumulative effect of a change in accounting principle, net of tax	1,853	918
Adjustments to reconcile net income to net cash provided by operating activities:
Payments to U.S. taxing authorities	(98)	—
Special and acquisition related charges and payments	(429)	66
Depreciation and amortization	370	408
Accrued share-based compensation	149	120
Change in fair value of foreign currency option	(289)	—
Changes in assets and liabilities:
Accounts receivable	(106)	(188)
Inventories	(48)	(58)
Prepaid expenses and other assets	(65)	(101)
Accounts payable and other liabilities	64	350
Purchases of derivative instruments	(153)	—

Net cash provided by operating activities	1,248	1,515

Investing Activities:
Capital expenditures	(412)	(265)
Dispositions of property and equipment	—	8
Purchases of short-term investments	(1,182)	(4,729)
Maturities of short-term investments	4,254	2,573
Other	(23)	(1)

Net cash provided by (used for) investing activities	2,637	(2,414)

Financing Activities:
Cash dividends paid to common shareholders	(276)	(243)
Cash dividends paid to preferred shareholders	(61)	(65)
Proceeds from preferred stock issuance, net	2,438	—
Proceeds from common stock issuance, net	1,536	—
Issuance of long-term debt, net	1,989	—
Net change in short-term borrowings	(22)	(1,040)
Stock option exercises	200	52
Other	(16)	—

Net cash provided by (used for) financing activities	5,788	(1,296)

Effect of exchange rates on cash and cash equivalents	27	2

Net increase/(decrease) in cash and cash equivalents	9,700	(2,193)
Cash and cash equivalents, beginning of period	2,666	4,767

Cash and cash equivalents, end of period	$12,366	$2,574

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in millions, except per share figures)

	September 30,	December 31,
	2007	2006

ASSETS
Current Assets:
Cash and cash equivalents	$12,366	$2,666
Short-term investments	195	3,267
Accounts receivable, net	1,993	1,804
Inventories	1,801	1,676
Deferred income taxes	234	266
Prepaid expenses and other current assets	1,212	744

Total current assets	17,801	10,423
Property, plant and equipment	7,637	7,321
Less accumulated depreciation	3,206	2,956

Property, net	4,431	4,365
Goodwill	213	206
Other intangible assets, net	256	286
Other assets	951	791

Total assets	$23,652	$16,071

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,240	$1,254
Short-term borrowings and current portion of long-term debt	265	242
U.S., foreign and state income tax	213	323
Accrued compensation	652	794
Other accrued liabilities	1,501	1,549

Total current liabilities	3,871	4,162
Long-term Liabilities:
Long-term debt	4,403	2,414
Deferred income tax	104	122
Other long-term liabilities	1,715	1,465

Total long-term liabilities	6,222	4,001
Commitments and contingent liabilities (Note 18)
Shareholders’ Equity:
2004 mandatory convertible preferred shares — $1 par value; issued: 29; $50 per share face value	—	1,438
2007 mandatory convertible preferred shares — $1 par value; issued: 10; $250 per share face value	2,500	—
Common shares — authorized shares: 2,400, $.50 par value; issued: 2,109 at September 30, 2007 and 2,034 at December 31, 2006	1,055	1,017
Paid-in capital	4,727	1,661
Retained earnings (The September 30, 2007 amount includes a reduction of $259 million for the cumulative effect of implementing FIN 48. See Note 6.)	11,328	10,119
Accumulated other comprehensive loss	(748)	(872)

Total	18,862	13,363
Less treasury shares: 2007, 490; 2006, 547; at cost	5,303	5,455

Total shareholders’ equity	13,559	7,908

Total liabilities and shareholders’ equity	$23,652	$16,071

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

Impact of Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements,” (SFAS 157) which is currently effective for calendar year companies on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. SFAS 157 codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Schering-Plough is currently assessing the potential impacts of implementing this standard.

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

In November 2006, the FASB issued Emerging Issues Task Force Issue (EITF) No. 06-10, “Accounting for Deferred Compensation and Postretirement Benefits Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements,” which is effective for calendar year companies on January 1, 2008. The Task Force concluded that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either FASB Statement No. 106 or APB Opinion No. 12 based on the substantive agreement with the employee. The Task Force also concluded that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The impact of this standard on the consolidated financial statements is not expected to be material.

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

During the nine months ended September 30, 2007, Schering-Plough made cash payments of $435 million for the settlement of the Massachusetts Investigation. For the nine months ended September 30, 2007, Schering-Plough made cash payments of $9 million related to the 2006 manufacturing streamlining. At September 30, 2007, there was no remaining liability related to the 2006 manufacturing streamlining.

During the three and nine months ended September 30, 2007, Schering-Plough incurred $20 million and $32 million, respectively, of acquisition-related charges (integration planning) for the planned Organon BioSciences N.V. (Organon BioSciences) acquisition.

Special charges for the three and nine months ended September 30, 2006 totaled $10 million and $90 million, respectively, related to the changes in Schering-Plough’s manufacturing operations. These charges consisted of $10 million and $35 million of severance for the three and nine months ended September 30, 2006, respectively, and $55 million of fixed asset impairments for the nine months ended September 30, 2006.

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

Schering-Plough utilizes the equity method of accounting in recording its share of activity from the Merck/Schering-Plough cholesterol joint venture. As such, Schering-Plough’s net sales do not include the sales of the joint venture. The cholesterol joint venture agreements provide for the sharing of operating income generated by the joint venture based upon percentages that vary by product, sales level and country. In the

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. market, Schering-Plough receives a greater share of profits on the first $300 million of annual ZETIA sales. Above $300 million of annual ZETIA sales, Merck and Schering-Plough generally share profits equally. Schering-Plough’s allocation of the joint venture income is increased by milestones recognized. Further, either company’s share of the joint venture’s income from operations is subject to a reduction if that company fails to perform a specified minimum number of physician details in a particular country. The companies agree annually to the minimum number of physician details by country.

The companies bear the costs of their own general sales forces and commercial overhead in marketing joint venture products around the world. In the U.S., Canada and Puerto Rico, the cholesterol agreements provide for a reimbursement to each company for physician details that are set on an annual basis, and in Italy, a contractual amount is included in the profit sharing calculation that is not reimbursed. In the U.S., Canada and Puerto Rico, this amount is equal to each company’s physician details multiplied by a contractual fixed fee. Schering-Plough reports these amounts as part of equity income from the cholesterol joint venture. These amounts do not represent a reimbursement of specific, incremental and identifiable costs for Schering-Plough’s detailing of the cholesterol products in these markets. In addition, these amounts are not reflective of Schering-Plough’s sales effort related to the joint venture as Schering-Plough’s sales force and related costs associated with the joint venture are generally estimated to be higher.

Under certain other conditions, as specified in the agreements with Merck, Schering-Plough could earn additional milestones totaling $105 million.

Costs of the joint venture that the companies contractually share are a portion of manufacturing costs, specifically identified promotion costs (including direct-to-consumer advertising and direct and identifiable out-of-pocket promotion) and other agreed upon costs for specific services such as market support, market research, market expansion, a specialty sales force and physician education programs.

Certain specified research and development expenses are generally shared equally by Schering-Plough and Merck.

The unaudited financial information below presents summarized combined financial information for the Merck/Schering-Plough cholesterol joint venture for the three and nine months ended September 30, 2007 and 2006:

			Nine Months
	Three Months Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in millions)

Net sales	$1,300	$1,028	$3,732	$2,795
Cost of sales	61	47	162	132
Income from operations	936	698	2,621	1,789

Amounts related to physician details, among other expenses, that are invoiced by Schering-Plough and Merck in the U.S., Canada and Puerto Rico are deducted from income from operations of the joint venture.

Schering-Plough’s share of the joint venture’s income from operations for the three and nine months ended September 30, 2007 was $454 million and $1.3 billion, respectively, and $343 million and $920 million, respectively, for the three and nine months ended September 30, 2006. In the U.S. market, Schering-Plough receives a greater share of income from operations on the first $300 million of annual ZETIA sales.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following information provides a summary of the components of Schering-Plough’s equity income from the cholesterol joint venture for the three and nine months ended September 30, 2007 and 2006:

			Nine Months
	Three Months Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in millions)

Schering-Plough’s share of income from operations	$454	$343	$1,323	$920
Contractual amounts for physician details	58	48	181	146
Elimination of intercompany profit and other, net	(6)	(1)	(21)	(10)

Total equity income from cholesterol joint venture	$506	$390	$1,483	$1,056

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

The allergy/asthma agreements provide for the joint development and marketing by the companies of a once-daily, fixed-combination tablet containing CLARITIN and Singulair. Singulair is Merck’s once-daily leukotriene receptor antagonist for the treatment of asthma and seasonal allergic rhinitis. A New Drug Application filing for this combination tablet has been accepted by the U.S. Food and Drug Administration (FDA) for standard review.

During 2007, Schering-Plough announced that it had agreed with Merck to commence development of a single-tablet combination of ezetimibe and atorvastatin. The parties will have an option to commercialize this product when the patent on the atorvastatin innovator product expires in 2011.

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

During the first nine months of 2007, Schering-Plough issued performance-based deferred stock units under the 2006 Stock Incentive Plan, which provide certain senior managers the opportunity to earn shares of Schering-Plough common stock. These units will only be earned if specific pre-established levels of performance and service are achieved during a three year performance period (2007-2009). For certain of these units, fair value was estimated at the grant date using a lattice valuation model using expected volatility assumptions and other assumptions appropriate for determining fair value. Compensation expense for these units is based on the fair values of the awards and is recognized over the performance period.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Schering-Plough issued its annual share-based compensation grants, including stock options and deferred stock units, during the second quarter of 2007 and 2006. A summary of the options, deferred stock units and performance-based deferred stock units granted during the three and nine months ended September 30, 2007 and 2006 is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,

(Number of underlying
shares in thousands) 2007			2006		2007		2006

		Weighted-		Weighted-		Weighted-		Weighted-
		Average		Average		Average		Average
	Underlying	Grant-Date	Underlying	Grant-Date	Underlying	Grant-Date	Underlying	Grant-Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Stock options	53	$7.50	52	$5.24	10,024	$8.07	9,638	$5.22
Deferred stock units	94	30.55	99	20.38	5,573	31.25	6,606	19.24
Performance-based deferred stock units	—		—		1,397	23.47	—

Total Awards	147		151		16,994		16,244

Options become exercisable in equal annual installments over a three-year period. The deferred stock units generally vest at the end of a three year period from the date they were granted. The performance-based deferred stock units vest at the end of a three year performance period if specific pre-established levels of performance and service are met.

The weighted-average assumptions used in the Black-Scholes option pricing model for the three and nine months ended September 30, 2007 and 2006, were as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006

Dividend yield	1.1%	1.1%	1.1%	1.1%
Volatility	23.2%	24.0%	24.8%	25.7%
Risk-free interest rate	4.6%	5.0%	4.6%	5.0%
Expected term of options (in years)	4.5	4.5	4.5	4.5

Total compensation expense related to stock options, deferred stock units and performance-based deferred stock units for the three and nine months ended September 30, 2007 was $62 million and $149 million, respectively. Total compensation expense related to stock options, deferred stock units and performance-based deferred stock units for the three and nine months ended September 30, 2006 was $45 million and $128 million, respectively.

At September 30, 2007, the total remaining unrecognized compensation cost related to the performance-based deferred stock units amounted to $32 million, which will be amortized over the weighted-average remaining requisite service period of 2.3 years. The remaining unrecognized compensation cost for the performance-based deferred stock units may vary each reporting period based on changes in the expected achievement of performance measures.

Liability Plans

Schering-Plough has two compensation plans that are classified as liability plans under SFAS 123R. Schering-Plough recognized expense of $8 million and $35 million related to these plans for the three and nine months ended September 30, 2007, respectively. For the three and nine months ended September 30, 2006, Schering-Plough recognized expense of $22 million and $18 million, respectively, related to these plans.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	OTHER INCOME, NET

The components of other income, net are as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in millions)

Interest cost incurred	$49	$44	$134	$142
Less: amount capitalized on construction	(4)	(4)	(14)	(11)

Interest expense	45	40	120	131
Interest income	(117)	(77)	(283)	(214)
Foreign exchange (gains)/losses, net	(4)	—	(6)	6
Mark-to-market (gains) on fair value of foreign currency options	(321)	—	(289)	—
Ineffective portion of interest rate swaps	7	—	7	—
Other, net	—	—	—	(12)

Total other income, net	$(390)	$(37)	$(451)	$(89)

In March 2007, as part of an overall risk management strategy and in consideration of various preliminary financing scenarios associated with the planned acquisition of Organon BioSciences, Schering-Plough purchased a euro denominated currency option (derivative) for U.S. $130 million. In September 2007, Schering-Plough purchased an additional euro denominated currency option for U.S. $3 million. These derivatives did not qualify for hedge accounting in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133). The change in fair value of these derivatives is recognized each period in the Statement of Condensed Consolidated Operations. For the three and nine month periods ended September 30, 2007, Schering-Plough recognized mark-to-market gains of $321 million and $289 million, respectively, on these foreign currency options. The fair value of these currency options was $423 million at September 30, 2007. These derivatives are short-term (trading) in nature and do not hedge a specific financing or investment transaction. Accordingly, the cash impacts of these derivatives have been classified as operating cash flows in the Statement of Condensed Consolidated Cash Flows.

During the second quarter of 2007, Schering-Plough executed a series of interest rate swaps in anticipation of financing the planned acquisition of Organon BioSciences. The objective of the swaps was to hedge the interest rate payments to be made on future issuances of debt. As such, the swaps were designated as cash flow hedges of future interest rate payments, and in accordance with SFAS 133, the effective portion of the gains and losses on the hedges are reported in other comprehensive income and any ineffective portion is reported in operations. In connection with the euro denominated debt issuances as described in Note 14, “Borrowings,” and Note 19, “Subsequent Events,” portions of the swaps were deemed ineffective during the third quarter and Schering-Plough recognized a $7 million loss in the Statement of Condensed Consolidated Operations during the three and nine month periods ended September 30, 2007. The effective portion of the swaps of $12 million was recorded in other comprehensive income and will be recognized as interest expense over the life of the related debt. The cash flows related to these interest rate swaps are classified as operating cash flows in the Statement of Condensed Consolidated Cash Flows.

During 2006 and the first nine months of 2007, Schering-Plough participated in healthcare refinancing programs adopted by local government fiscal authorities in a major European market. During the three and nine months ended September 30, 2007, Schering-Plough transferred $69 million and $164 million of its trade accounts receivables owned by foreign subsidiaries to third-party financial institutions without recourse. During the three and nine months ended September 30, 2006, Schering-Plough transferred $28 million of its trade

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounts receivables owned by a foreign subsidiary to third-party financial institutions without recourse. The transfer of trade accounts receivable qualified as sales of accounts receivable under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” For the three and nine months ended September 30, 2007 and 2006, the transfer of these trade accounts receivable did not have a material impact on Schering-Plough’s Statement of Condensed Consolidated Operations. Cash flows from these transactions are included in the change in accounts receivable in operating activities.

6.	INCOME TAXES

Schering-Plough reported a U.S. Net Operating Loss (NOL) carryforward of approximately $1.6 billion on its 2006 tax return, which will be available to offset future U.S. taxable income through 2026. This U.S. NOL carryforward could be materially reduced after examination of Schering-Plough’s income tax returns by the Internal Revenue Service (IRS).

Schering-Plough implemented the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) as of January 1, 2007. As required by FIN 48, the cumulative effect of applying the provisions of the Interpretation have been reported as an adjustment to Schering-Plough’s retained earnings balance as of January 1, 2007. Schering-Plough reduced its January 1, 2007 retained earnings by $259 million with a corresponding increase to the appropriate tax liability accounts as a result of the adoption of FIN 48.

Schering-Plough includes interest expense or income as well as potential penalties on unrecognized tax benefits as a component of income tax expense in the consolidated statement of operations. The total amount of accrued interest related to uncertain tax positions at January 1, and September 30, 2007 was $193 million and $196 million, respectively, and is included in other accrued liabilities.

Schering-Plough’s unrecognized tax benefits result primarily from the varying application of statutes, regulations and interpretations and include exposures on intercompany terms of cross border arrangements and utilization of cash held by foreign subsidiaries (investment in U.S. property) as well as Schering-Plough’s tax matters litigation (see Note 18, “Legal, Environmental and Regulatory Matters”). At January 1, and September 30, 2007, the total amount of unrecognized tax benefits was $924 million and $1.0 billion, respectively, which includes reductions to deferred tax assets carrying a full valuation allowance, potential refund claims and tax liabilities. At January 1, and September 30, 2007, approximately $644 million and $640 million, respectively, of total unrecognized tax benefits, if recognized, would affect the effective tax rate. Management believes it is reasonably possible that a significant portion of the total unrecognized tax benefits could decrease over the next twelve-month period. However, the timing of the ultimate resolution of Schering-Plough’s tax matters and the payment and receipt of related cash is dependent on a number of factors, many of which are outside Schering-Plough’s control.

During the second quarter of 2007, the IRS completed its examination of Schering-Plough’s 1997-2002 federal income tax returns. Schering-Plough is seeking resolution of an issue raised during this examination through the IRS administrative appeals process. Schering-Plough remains open with the IRS for the 1997 — 2006 tax years. For most of its other significant tax jurisdictions (both U.S. state and foreign), Schering-Plough’s income tax returns are open for examination for the period 2000 through 2006.

In July 2007, Schering-Plough made a payment of $98 million to the IRS pertaining to the 1997-2002 examination.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS

Schering-Plough has defined benefit pension plans covering eligible employees in the U.S. and certain foreign countries. In addition, Schering-Plough provides post-retirement medical and life insurance benefits primarily to its eligible U.S. retirees and their dependents through its post-retirement benefit plans.

The components of net pension expense were as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in millions)

Service cost	$32	$30	$95	$89
Interest cost	32	28	93	85
Expected return on plan assets	(31)	(28)	(93)	(85)
Amortization, net	10	12	30	33
Termination benefits	—	—	—	—
Settlement	—	2	2	4

Net pension expense	$43	$44	$127	$126

The components of other post-retirement benefits expense were as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in millions)

Service cost	$5	$5	$15	$13
Interest cost	7	7	21	20
Expected return on plan assets	(3)	(3)	(9)	(10)
Amortization, net	1	1	3	3

Net other post-retirement benefits expense	$10	$10	$30	$26

For the three and nine months ended September 30, 2007, Schering-Plough contributed $113 million and $153 million, respectively, to its retirement plans. Schering-Plough expects to contribute approximately $25 million to its retirement plans during the fourth quarter of 2007.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	EARNINGS PER COMMON SHARE

The following table reconciles the components of basic and diluted earnings per common share computations (EPS):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars and shares in millions)

EPS numerator:
Net income available to common shareholders (Basic EPS numerator)	$713	$287	$1,773	$875
Add: Dilutive 2004 preferred stock dividends	18	—	61	—

Diluted EPS numerator	$731	$287	$1,834	$875

EPS denominator:
Weighted average shares outstanding for basic EPS	1,542	1,482	1,511	1,481
Dilutive effect of options and deferred stock units	27	10	24	8
Dilutive effect of 2004 preferred shares	53	—	61	—

Average shares outstanding for diluted EPS	1,622	1,492	1,596	1,489

On September 14, 2007, Schering-Plough’s 2004 mandatory convertible preferred shares converted into 65 million common shares. These common shares are included in the weighted average shares outstanding for the period after conversion.

For the three months ended September 30, 2007 and 2006, 39 million and 51 million, respectively, of equivalent common shares issuable under Schering-Plough’s stock incentive plans were excluded from the computation of diluted EPS because their effect would have been antidilutive. For the nine months ended September 30, 2007 and 2006, 36 million and 51 million, respectively, of equivalent common shares issuable under Schering-Plough’s stock incentive plans were excluded from the computation of diluted EPS because their effect would have been antidilutive.

For the three and nine months ended September 30, 2007, approximately 65 million common shares obtainable upon conversion of Schering-Plough’s 2004 mandatory convertible preferred shares were dilutive to earnings per share and were therefore included in the computation of diluted earnings per share on a weighted average basis for the period prior to conversion. For the three and nine months ended September 30, 2006, approximately 65 million common shares obtainable upon conversion of the 2004 preferred shares were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

For the three and nine months ended September 30, 2007, approximately 79 million common shares obtainable upon conversion of the 2007 mandatory convertible preferred shares were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	COMPREHENSIVE INCOME

Comprehensive income is comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in millions)

Net income	$750	$309	$1,853	$940
Foreign currency translation adjustment	75	9	132	56
Change in measurement date for pension and other post-retirement liabilities	—	—	3	—
Interest rate swap activity	(47)	—	(12)	—
Unrealized gain/(loss) on investments available for sale	(3)	6	1	2

Total comprehensive income	$775	$324	$1,977	$998

During the second quarter of 2007, Schering-Plough executed a series of interest rate swaps in anticipation of financing the planned acquisition of Organon BioSciences. The objective of the swaps was to hedge the interest rate payments to be made on future issuances of debt. As such, the swaps were designated as cash flow hedges of future interest rate payments, and in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, the effective portion of the gains and losses on the hedges are reported in other comprehensive income and any ineffective portion is reported in operations within other income, net.

10.	INVENTORIES

Inventories consisted of the following:

	September 30,	December 31,
	2007	2006
	(Dollars in millions)

Finished products	$813	$728
Goods in process	780	771
Raw materials and supplies	309	248

Total inventories and inventory classified in other non-current assets	$1,902	$1,747

Included in other assets at September 30, 2007 and December 31, 2006 were $101 million and $71 million, respectively, of inventory not expected to be sold within one year.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	OTHER INTANGIBLE ASSETS

The components of other intangible assets, net are as follows:

	September 30, 2007			December 31, 2006
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
	(Dollars in millions)

Patents and licenses	$600	$394	$206	$599	$368	$231
Trademarks and other	114	64	50	114	59	55

Total other intangible assets	$714	$458	$256	$713	$427	$286

These intangible assets are amortized on the straight-line method over their respective useful lives. The residual value of intangible assets is estimated to be zero. Amortization expense for the three months ended September 30, 2007 and 2006 was $11 million and $12 million, respectively, and $32 million and $36 million for the nine months ended September 30, 2007 and 2006, respectively. Amortization expense related to these intangible assets for the years 2007 to 2012 is expected to be approximately $40 million per year.

12.	ACQUISITION

On March 12, 2007, Schering-Plough announced that its Board of Directors approved the acquisition of Organon BioSciences for approximately Euro 11.0 billion in cash. The transaction is subject to certain closing conditions, including regulatory approvals, and is expected to close by the end of 2007. Schering-Plough has a committed bridge financing facility for the entire purchase price which it may draw upon for closing. However, as of October 2007, Schering-Plough has completed various financings that limit the need to utilize this committed bridge financing facility. See Note 14, “Borrowings,” Note 15, “Shareholders’ Equity,” and Note 19, “Subsequent Events.”

13.	PRODUCT LICENSES

During the three and nine months ended September 30, 2007, Schering-Plough recognized upfront payments related to certain licensing transactions aggregating $20 million and $176 million, respectively. These payments have been expensed and reported in research and development expense for the three and nine months ended September 30, 2007 as the underlying products had not received regulatory approval. Upfront payments related to licensing transactions were not material during the comparable periods in 2006.

14.	BORROWINGS

Schering-Plough’s long-term borrowings consisted of the following:

	September 30,	December 31,
	2007	2006
	(Dollars in millions)

5.30% senior unsecured notes due 2013	$1,247	$1,247
6.00% senior unsecured notes due 2017	995	—
6.50% senior unsecured notes due 2033	1,142	1,142
6.55% senior unsecured notes due 2037	994	—
Capital leases and other	25	25

Total long-term borrowings	$4,403	$2,414

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior unsecured notes

On September 17, 2007, Schering-Plough issued $1.0 billion aggregate principal amount of 6.00 percent senior unsecured notes due 2017 and $1.0 billion aggregate principal amount of 6.55 percent senior unsecured notes due 2037. The net proceeds from this offering were approximately $2.0 billion. Interest on the notes is payable semi-annually. The effective interest rate on the 6.00 percent senior unsecured notes and the 6.55 percent senior unsecured notes, which incorporates the initial discount and debt issuance fees, is 6.13 percent and 6.67 percent, respectively. The interest rate payable on these notes is not subject to adjustment. The notes generally restrict Schering-Plough from creating or assuming liens or entering into sale and leaseback transactions unless the aggregate outstanding indebtedness secured by any such liens and related to any such sale and leaseback transactions does not exceed 10 percent of consolidated net tangible assets. These notes are redeemable in whole or in part, at Schering-Plough’s option at any time, at a redemption price equal to the greater of (1) 100 percent of the principal amount of such notes and (2) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the redemption date on a semiannual basis using the rate of Treasury Notes with comparable remaining terms plus 25 basis points for the 2017 notes or 30 basis points for the 2037 notes. If a change of control triggering event occurs, as defined in the prospectus, holders of the notes will have the right to require Schering-Plough to repurchase all or any part of the notes for a cash payment equal to 101 percent of the aggregate principal amount of the notes repurchased plus accrued and unpaid interest, if any, to the date of purchase.

As discussed in Note 19, “Subsequent Events,” on October 1, 2007, Schering-Plough issued Euro 500 million aggregate principal amount of 5.00 percent senior unsecured euro denominated notes due 2010 and Euro 1.5 billion aggregate principal amount of 5.375 percent senior unsecured euro denominated notes due 2014. The net proceeds from this offering were approximately $2.8 billion.

Schering-Plough intends to use the net proceeds from the issuance of these senior unsecured notes to fund a portion of the purchase price for the planned Organon BioSciences acquisition. See Note 12, “Acquisition.”

Credit Facilities

On August 9, 2007, Schering-Plough entered into a $2.0 billion revolving credit agreement with a syndicate of banks and terminated its $1.5 billion credit facility that was to mature in May 2009. This credit facility has a floating interest rate, matures in August 2012 and requires Schering-Plough to maintain a net debt to total capital ratio of no more than 65 percent through 2009 and 60 percent thereafter, in which net debt equals total debt less cash, cash equivalents, short-term investments and marketable securities and total capital equals the sum of total debt and total shareholders’ equity excluding the cumulative effect of acquired in-process research and development in connection with any acquisition consummated after the closing of the credit facility. The credit facility also generally restricts Schering-Plough from creating or assuming liens or entering into sale and leaseback transactions unless the aggregate outstanding indebtedness secured by any such liens and related to any such sale and leaseback transactions does not exceed 12 percent of consolidated net tangible assets. This credit line is available for general corporate purposes and is considered as support to Schering-Plough’s commercial paper borrowings. Borrowings under this credit facility may be drawn by the U.S. parent company or by its wholly-owned international subsidiaries when accompanied by a parent guarantee. This facility does not require compensating balances, however, a nominal commitment fee is paid. As of September 30, 2007, no borrowings were outstanding under this facility.

Term Loan

As discussed in Note 19, “Subsequent Events,” on October 24, 2007, Schering-Plough entered into a Euro 1.25 billion five-year senior unsecured euro denominated term loan facility with a syndicate of banks. Schering-Plough intends to draw on this term loan to fund a portion of the purchase price for the planned Organon BioSciences acquisition. See Note 12, “Acquisition.”

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	SHAREHOLDERS’ EQUITY

Preferred Shares

As of September 30, 2007, Schering-Plough has authorized 50,000,000 shares of preferred stock that consists of 11,500,000 preferred shares designated as 6 percent Mandatory Convertible Preferred Stock and 38,500,000 preferred shares whose designations have not yet been determined. As of September 30, 2007, 10,000,000 of the shares of 6 percent Mandatory Convertible Preferred Stock are issued and outstanding.

2007 Mandatory Convertible Preferred Stock

On August 15, 2007, Schering-Plough issued 10,000,000 shares of 6 percent Mandatory Convertible Preferred Stock (the 2007 Preferred Stock) with a face value of $2.5 billion. Net proceeds to Schering-Plough were approximately $2.4 billion after deducting commissions, discounts and other underwriting expenses. Schering-Plough intends to use the net proceeds from the sale of the 2007 Preferred Stock to fund a portion of the purchase price for the planned Organon BioSciences acquisition. See Note 12, “Acquisition.”

Each share of the 2007 Preferred Stock will automatically convert into between 7.4206 and 9.0909 common shares of Schering-Plough depending on the average closing price of Schering-Plough’s common shares over the 20 trading day period ending on the third trading day prior to the mandatory conversion date of August 13, 2010, as defined in the prospectus. The preferred shareholders may elect to convert at any time prior to August 13, 2010, at the minimum conversion ratio of 7.4206 common shares per share of the 2007 Preferred Stock. Additionally, if at any time prior to the mandatory conversion date the closing price of Schering-Plough’s common shares exceeds $50.53 (for at least 20 trading days within a period of 30 consecutive trading days), Schering-Plough may elect to cause the conversion of all, but not less than all, of the 2007 Preferred Stock then outstanding at the same minimum conversion ratio of 7.4206 common shares for each share of 2007 Preferred Stock.

The 2007 Preferred Stock accrues dividends at an annual rate of 6 percent on shares outstanding. The dividends are cumulative from the date of issuance and, to the extent Schering-Plough is legally permitted to pay dividends and the Board of Directors declares a dividend payable, Schering-Plough will pay dividends on each dividend payment date. The dividend payment dates are February 15, May 15, August 15 and November 15 of each year, with the first dividend to be paid on November 15, 2007.

2004 Mandatory Convertible Preferred Stock

During the three-month period ended September 30, 2007, all shares of 6 percent Mandatory Convertible Preferred Stock issued on August 10, 2004 (the 2004 Preferred Stock) were converted into 64,584,929 shares of Schering-Plough common stock. Following conversion, all 28,750,000 shares of 2004 Preferred Stock resumed their status as authorized and unissued preferred stock, undesignated as to series and available for future issuance.

Equity Issuance and Treasury Shares

On August 15, 2007, Schering-Plough issued 57,500,000 common shares from treasury shares at $27.50 per share. Net proceeds to Schering-Plough were approximately $1.5 billion after deducting commissions, discounts and other underwriting expenses. Schering-Plough intends to use the net proceeds from the sale of the common shares to fund a portion of the purchase price for the planned Organon BioSciences acquisition. See Note 12, “Acquisition.”

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective September 17, 2007, the Board of Directors of Schering-Plough adopted an amended and restated certificate of incorporation, reflecting both the automatic conversion of the 2004 Preferred Stock issued into shares of common stock on September 14, 2007 and the terms of the 2007 Preferred Stock.

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

Net sales by segment:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in millions)

Prescription Pharmaceuticals	$2,291	$2,087	$7,209	$6,350
Consumer Health Care	273	259	1,012	918
Animal Health	248	228	744	676

Consolidated net sales	$2,812	$2,574	$8,965	$7,944

Profit by segment:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in millions)

Prescription Pharmaceuticals	$468	$355	$1,606	$1,074
Consumer Health Care	56	74	264	237
Animal Health	20	36	66	106
Corporate and other	288	(53)	189	(224)

Income before income taxes	$832	$412	$2,125	$1,193

Included in Animal Health’s 2007 profit by segment amounts are selling and promotional investments related to the New HomeAgain Proactive Pet Recovery Network, which was launched in 2007.

Schering-Plough’s net sales do not include sales of VYTORIN and ZETIA, which are marketed in the joint venture with Merck, as Schering-Plough accounts for this joint venture under the equity method of accounting (see Note 3, “Equity Income,” for additional information). Profit from the Prescription Pharmaceuticals segment includes equity income from cholesterol joint venture.

“Corporate and other” includes interest income and expense, mark-to-market gains on foreign currency options, foreign exchange gains and losses, headquarters expenses, special and acquisition related charges and other miscellaneous items. The accounting policies used for segment reporting are the same as those described in Note 1, “Summary of Significant Accounting Policies,” in Schering-Plough’s 2006 Form 10-K.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales of products comprising 10 percent or more of Schering-Plough’s U.S. or international sales for the three and nine months ended September 30, 2007, were as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30, 2007		September 30, 2007
	Amount	Percentage	Amount	Percentage
	(Dollars in	(%)	(Dollars in	(%)
	millions)		millions)

U.S.
NASONEX	$153	15	$505	15
OTC CLARITIN	101	10	353	10
International
REMICADE	426	24	1,193	21
PEGINTRON	175	10	531	10

Schering-Plough does not disaggregate assets on a segment basis for internal management reporting and, therefore, such information is not presented.

17.	CONSENT DECREE

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

On August 2, 2007, Schering-Plough announced the dissolution of the Consent Decree by the U.S. District Court for the District of New Jersey.

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

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

resolve these matters on terms and conditions management believes are in the best interests of Schering-Plough. Resolution of any or all claims, investigations and legal proceedings, individually or in the aggregate, could have a material adverse effect on Schering-Plough’s consolidated results of operations, cash flows or financial condition.

Except for the matters discussed in the remainder of this Note, the recorded liabilities for contingencies at September 30, 2007, and the related expenses incurred during the three and nine months ended September 30, 2007, were not material. In the opinion of management, based on the advice of legal counsel, the ultimate outcome of these matters, except matters discussed in the remainder of this Note, will not have a material impact on Schering-Plough’s consolidated results of operations, cash flows or financial condition.

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

Massachusetts Investigation

On August 29, 2006, Schering-Plough announced it had reached an agreement with the U.S. Attorney’s Office for the District of Massachusetts to settle an investigation involving Schering-Plough’s sales, marketing and clinical trial practices and programs along with those of Warrick Pharmaceuticals, Schering-Plough’s generic subsidiary (the Massachusetts Investigation). The investigation was focused on the following alleged practices: providing remuneration to managed care organizations, physicians and others to induce the purchase of Schering-Plough pharmaceutical products; off-label marketing of drugs; and submitting false pharmaceutical pricing information to the government for purposes of calculating rebates required to be paid to the Medicaid program.

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

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Pending Administrative Obligations

In connection with the settlement of an investigation with the U.S. Department of Justice and the U.S. Attorney’s Office for the Eastern District of Pennsylvania, Schering-Plough entered into a five-year corporate integrity agreement (CIA). The CIA was amended in August of 2006 in connection with the settlement of the Massachusetts Investigation, commencing a new five-year term. Failure to comply with the obligations under the CIA could result in financial penalties.

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

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	SUBSEQUENT EVENTS

On October 1, 2007, Schering-Plough issued Euro 500 million aggregate principal amount of 5.00 percent senior unsecured euro denominated notes due 2010 and Euro 1.5 billion aggregate principal amount of 5.375 percent senior unsecured euro denominated notes due 2014. The net proceeds from this offering were approximately $2.8 billion. Interest on the notes is payable annually. The interest rate payable on these notes is not subject to adjustment. The notes generally restrict Schering-Plough from creating or assuming liens or entering into sale and leaseback transactions unless the aggregate outstanding indebtedness secured by any such liens and related to any such sale and leaseback transactions does not exceed 10 percent of consolidated net tangible assets. These notes are redeemable in whole or in part, at Schering-Plough’s option at any time, at a redemption price specified in the prospectus. If a change of control triggering event occurs, as defined in the prospectus, holders of the notes will have the right to require Schering-Plough to repurchase all or any part of the notes for a cash payment equal to 101 percent of the aggregate principal amount of the notes repurchased plus accrued and unpaid interest, if any, to the date of purchase.

On October 24, 2007, Schering-Plough entered into a Euro 1.25 billion five-year senior unsecured euro denominated term loan facility with a syndicate of banks. Schering-Plough intends to draw on this term loan to fund a portion of the purchase price for the planned Organon BioSciences acquisition. See Note 12, “Acquisition.” This new term loan will have a floating interest rate and requires Schering-Plough to maintain a net debt to total capital ratio of no more than 65 percent through 2009 and 60 percent thereafter, in which net debt equals total debt less cash, cash equivalents, short-term investments and marketable securities and total capital equals the sum of total debt and total shareholders’ equity excluding the cumulative effect of acquired in-process research and development in connection with any acquisition consummated after the closing of the term loan. The term loan also generally restricts Schering-Plough from creating or assuming liens or entering into sale and leaseback transactions unless the aggregate outstanding indebtedness secured by any such liens and related to any such sale and leaseback transactions does not exceed 12 percent of consolidated net tangible assets.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Schering-Plough Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Schering-Plough Corporation and subsidiaries (the “Company”) as of September 30, 2007, and the related statements of condensed consolidated operations for the three and nine-month periods ended September 30, 2007 and 2006, and the statements of condensed consolidated cash flows for the nine-month periods ended September 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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
October 25, 2007

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

Overview of Schering-Plough

Schering-Plough is a global science-based company that discovers, develops and manufactures pharmaceuticals for three customer markets — human prescription, consumer and animal health. While most of the research and development activity is directed toward prescription products, there are important applications of this central research and development platform into the consumer healthcare and animal health products. Schering-Plough also accesses external innovation via partnering, in-licensing and acquisition for all three customer markets.

Strategy — Focused on Science

Earlier this decade, Schering-Plough experienced a number of business, regulatory, and legal challenges. In April 2003, the Board of Directors named Fred Hassan as the new Chairman of the Board and Chief Executive Officer of Schering-Plough Corporation. With support from the Board, he initiated a strategic plan, with the goal of stabilizing, repairing and turning around Schering-Plough in order to build long-term shareholder value. He also installed a new senior executive team. That strategic plan, the Action Agenda, is a six- to eight-year, five-phase plan. In October 2006, Schering-Plough announced that it entered the fourth phase of the Action Agenda — Build the Base. During the Build the Base phase, Schering-Plough continues to focus on its strategy of value creation across a broad front, including:

•	growing the business;

•	penetrating new markets;

•	expanding the product portfolio for Schering-Plough’s three customer markets — human pharmaceutical, consumer healthcare and animal health; and

•	discovering and developing or acquiring new products.

As part of the Build the Base phase, in March 2007, Schering-Plough announced its planned acquisition of Organon BioSciences N.V. (Organon BioSciences) for approximately Euro 11.0 billion in cash. This planned acquisition further supports Schering-Plough’s value creation strategy.

A key component of the Action Agenda is applying science to meet unmet medical needs. Research and development activities focus on mechanisms to treat serious diseases. As a result, a core strategy of Schering-Plough is to invest substantial funds in scientific research with the goal of creating therapies and treatments that address important unmet medical needs and also have commercial value. Schering-Plough has been successful in advancing its pipeline into several late-stage projects that will require sizable resources to complete. Consistent with this core strategy, Schering-Plough is increasing its investment in research and development. As Schering-Plough continues to develop the later phase growth-drivers of the pipeline (e.g., thrombin receptor antagonist, golimumab, vicriviroc and HCV protease inhibitor), it anticipates higher spending on clinical trial activities. Schering-Plough’s progressing early pipeline includes drug candidates across a wide range of therapeutic areas with more than 20 compounds now approaching or in Phase I development.

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

Results and Highlights for the three and nine months ended September 30, 2007:

•	Schering-Plough’s net sales for the three months ended September 30, 2007 were $2.8 billion, an increase of $238 million, or 9 percent, as compared to the three months ended September 30, 2006. Net income available to common shareholders for the three months ended September 30, 2007 was

$713 million, which includes mark-to-market gains of $321 million on foreign currency options, as compared to $287 million in the three months ended September 30, 2006.

•	Schering-Plough’s net sales for the nine months ended September 30, 2007 were $9.0 billion, an increase of $1.0 billion, or 13 percent, as compared to the nine months ended September 30, 2006. Net income available to common shareholders for the nine months ended September 30, 2007 was $1.8 billion, which includes mark-to-market gains of $289 million on foreign currency options, as compared to $875 million in the nine months ended September 30, 2006.

•	Global sales of Schering-Plough’s cholesterol franchise products, VYTORIN and ZETIA, made by the cholesterol joint venture with Merck & Company, Inc. (Merck) continued to grow in 2007. Increased sales of pharmaceutical products such as REMICADE, NASONEX, TEMODAR, AVELOX and ASMANEX also contributed favorably to Schering-Plough’s overall operating results and cash flow.

•	Schering-Plough realized approximately $18 million and $76 million of savings during the three and nine months ended September 30, 2007 related to the manufacturing streamlining that took place in 2006.

•	During the three and nine months ended September 30, 2007, Schering-Plough recognized upfront payments related to certain licensing transactions aggregating $20 million and $176 million, respectively. These payments have been expensed and reported in research and development.

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

The cholesterol-reduction market is the single largest pharmaceutical category in the world. VYTORIN and ZETIA are competing in this market, and on a combined basis, these products continued to grow in terms of sales and market share during 2007. A material change in the sales or market share of Schering-Plough’s cholesterol franchise would have a significant impact on Schering-Plough’s consolidated results of operations and cash flows. In order to maintain and enhance its infrastructure and business, Schering-Plough must continue to increase profits. This increased profitability is largely dependent upon the performance of Schering-Plough’s cholesterol franchise.

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

License Arrangements with Centocor

REMICADE is prescribed for the treatment of inflammatory diseases such as rheumatoid arthritis, early rheumatoid arthritis, psoriatic arthritis, Crohn’s disease, ankylosing spondylitis, plaque psoriasis and ulcerative colitis. REMICADE is Schering-Plough’s second largest marketed pharmaceutical product line (after the cholesterol franchise). REMICADE is licensed from and manufactured by Centocor, Inc., a Johnson & Johnson company. Schering-Plough has the exclusive marketing rights to this product outside of the U.S., Japan and certain Asian markets. During 2005, Schering-Plough exercised an option under its contract with Centocor for license rights to develop and commercialize golimumab, a new TNF-alpha monoclonal antibody, in the same territories as REMICADE. Golimumab is currently in Phase III trials. Schering-Plough and Centocor have been collaborating in resolving the difference in the parties’ opinions as to the expiration date of Schering-Plough’s rights to golimumab. In August 2006, Schering-Plough received a determination through arbitration that its rights to market golimumab will extend to 15 years after the first commercial sales in its territories, but Centocor has appealed the ruling.

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

In the U.S., many of Schering-Plough’s pharmaceutical products are subject to increasingly competitive pricing as managed care groups, institutions, government agencies and other groups seek price discounts. In most international markets, Schering-Plough operates in an environment of government mandated cost-

containment programs. Further, the pricing, sales and marketing programs and arrangements, and related business practices of Schering-Plough and other participants in the health care industry are under increasing scrutiny from federal and state regulatory, investigative, prosecutorial and administrative entities.

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

Consolidated net sales for the three months ended September 30, 2007 totaled $2.8 billion, an increase of $238 million or 9 percent compared with the same period in 2006, including a 3 percent favorable impact from foreign exchange. For the nine months ended September 30, 2007, consolidated net sales totaled $9.0 billion, an increase of $1.0 billion or 13 percent as compared to the same period in 2006, including a 3 percent favorable impact from foreign exchange. The impact of currency is more pronounced on products and businesses that are concentrated in Europe.

Net sales for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Increase			Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
	(Dollars in millions)		(%)	(Dollars in millions)		(%)

PRESCRIPTION PHARMACEUTICALS(a)	$2,291	$2,087	10	$7,209	$6,350	14
REMICADE	426	317	34	1,193	902	32
NASONEX	242	221	10	821	691	19
PEGINTRON	221	206	7	672	629	7
TEMODAR	215	179	20	627	513	22
CLARINEX/AERIUS	171	171	—	625	557	12
CLARITIN Rx	83	74	12	297	279	7
INTEGRILIN	78	82	(4)	241	244	(1)
AVELOX	78	63	24	269	201	34
CAELYX	64	52	23	191	156	22
INTRON A	61	57	7	176	180	(2)
REBETOL	60	72	(16)	206	237	(13)
ASMANEX	36	28	30	121	68	79
Other Pharmaceutical	556	565	(2)	1,770	1,693	5
CONSUMER HEALTH CARE	273	259	5	1,012	918	10
OTC	162	138	17	521	440	18
Sun Care	19	29	(33)	219	208	6
Foot Care	92	92	—	272	270	1
ANIMAL HEALTH	248	228	8	744	676	10

CONSOLIDATED NET SALES(a)	$2,812	$2,574	9	$8,965	$7,944	13

(a)	Included in consolidated net sales for the three and nine month periods ended September 30, 2006 were approximately $47 million and $24 million, respectively, related to the reversal of previously accrued rebate amounts for the U.S. Government’s TRICARE Retail Pharmacy Program that a U.S. Federal Court ruled pharmaceutical manufacturers were not obligated to pay.

International net sales of REMICADE, for the treatment of inflammatory diseases such as rheumatoid arthritis, early rheumatoid arthritis, ankylosing spondylitis, psoriatic arthritis, plaque psoriasis, Crohn’s disease, pediatric Crohn’s disease and ulcerative colitis, were up $109 million or 34 percent to $426 million in the third quarter of 2007 and $291 million or 32 percent to $1.2 billion for the first nine months of 2007, driven by continued market growth and expanded use across indications. During 2006, competitive products for some of the indications referred to above were introduced, and additional competitive products have been introduced in 2007.

Global net sales of NASONEX Nasal Spray, an inhaled nasal corticosteroid for allergies, rose $21 million or 10 percent to $242 million in the third quarter of 2007 and $130 million or 19 percent to $821 million for the first nine months of 2007 due to increased sales in the international markets.

Global net sales of PEGINTRON, for treating hepatitis C, increased 7 percent to $221 million in the third quarter of 2007 and 7 percent to $672 million for the first nine months of 2007 due to higher sales in Latin America and emerging markets across Europe, and tempered by lower sales in Japan and the U.S. In addition, PEGINTRON sales in Japan will continue to reflect a reduction in the available patient pool as well as the introduction of competitive combination therapy.

Global net sales of TEMODAR Capsules, a treatment for certain types of brain tumors, increased $36 million or 20 percent to $215 million in the third quarter of 2007 and $114 million or 22 percent to $627 million for the first nine months of 2007. The growth was due primarily to increased sales across all geographic markets, including Japan, where the product was launched in September 2006. The growth rate for TEMODAR is expected to continue to moderate as significant penetration in U.S. and E.U. markets has already been achieved for this product.

Global net sales of CLARINEX (marketed as AERIUS in many countries outside the U.S.), a non sedating antihistamine for the treatment of seasonal outdoor allergies and year-round indoor allergies, were $171 million in the third quarter of both 2007 and 2006, as higher sales of CLARINEX in international markets were offset by lower sales in the U.S. Net sales increased $68 million or 12 percent to $625 million for the first nine months of 2007 due primarily to increased demand outside the U.S.

International net sales of prescription CLARITIN increased 12 percent to $83 million in the third quarter of 2007 and increased 7 percent to $297 million for the first nine months of 2007, reflecting growth in Latin America, Asia Pacific and Japan.

Net sales of AVELOX, a fluoroquinolone antibiotic for the treatment of certain respiratory and skin infections, sold primarily in the U.S. by Schering-Plough as a result of its license agreement with Bayer, increased $15 million or 24 percent to $78 million in the third quarter of 2007 and $68 million or 34 percent to $269 million for the first nine months of 2007 primarily as a result of increased market share.

International net sales of CAELYX, for the treatment of ovarian cancer, metastatic breast cancer and Kaposi’s sarcoma, increased 23 percent to $64 million in the third quarter of 2007 and 22 percent to $191 million for the first nine months of 2007, as a result of increased use in treating ovarian and breast cancer.

Global net sales of REBETOL capsules, for use in combination with INTRON A or PEG-INTRON for treating hepatitis C, decreased 16 percent to $60 million in the third quarter of 2007 and 13 percent to $206 million for the nine months ended September 30, 2007 as compared to the same periods in 2006, due to lower patient enrollment in Japan and increased generic competition.

Global net sales of ASMANEX, an orally inhaled steroid for asthma, increased $8 million or 30 percent to $36 million for the third quarter of 2007 and $53 million or 79 percent to $121 million for the first nine months of 2007 primarily due to market share growth in the U.S.

Other pharmaceutical net sales include a large number of lower sales volume prescription pharmaceutical products. Several of these products are sold in limited markets outside the U.S., and many are multiple source products no longer protected by patents. These products include treatments for respiratory, cardiovascular, dermatological, infectious, oncological and other diseases. Included in other pharmaceutical net sales is sales of Schering-Plough’s albuterol products. In 2005, the FDA issued a Final Rule that requires all CFC albuterol products, including Schering-Plough’s PROVENTIL CFC, be removed from the market no later than December 31, 2008. Schering-Plough’s transition to albuterol HFA (PROVENTIL HFA) is well advanced. Schering-Plough no longer manufactures the CFC product and all remaining CFC inventories have been sold during 2007. Schering-Plough is uncertain as to the ultimate impact on Schering-Plough’s overall future sales of PROVENTIL HFA, due to the complexities and multiple external factors influencing this transition, including competing albuterol HFA products.

Global net sales of Consumer Health Care products, which include OTC, foot care and sun care products, increased $14 million or 5 percent to $273 million in the third quarter of 2007 and $94 million or 10 percent to $1.0 billion for the first nine months of 2007. The increase during the third quarter was primarily due to sales of MiraLAX, which was launched in February 2007 as the first Rx-to-OTC switch in the laxative category in more than 30 years; higher sales of OTC CLARITIN; and partially offset by a decline in sun care sales. Sales of OTC CLARITIN increased $9 million to $104 million in the third quarter of 2007 and increased $50 million to $368 million for the first nine months of 2007. The OTC CLARITIN increase was driven by stronger category performance and new chewable products. OTC CLARITIN continues to face competition from private labels and branded loratadine, and a competing prescription antihistamine is expected to be launched for OTC sale in late 2007. Future sales are difficult to predict because the consumer healthcare market is highly competitive, with heavy advertising to consumers and frequent competitive product introductions.

Global net sales of Animal Health products increased $20 million or 8 percent in the third quarter of 2007 to $248 million and $68 million or 10 percent to $744 million for the first nine months of 2007. The increased sales reflected solid growth internationally, led by the poultry, companion animal, aquaculture and swine product lines, coupled with a positive impact of foreign currency exchange rates. The growth in international markets was tempered by a decline in the U.S.

Costs, Expenses and Equity Income

A summary of costs, expenses and equity income for the three and nine months ended September 30, 2007 and 2006 is as follows:

				Nine Months Ended
	Three Months Ended			September 30,
	September 30,			2007	2006
			Increase			Increase
	2007	2006	(Decrease)			(Decrease)
	(Dollars in millions)%			(Dollars in millions)%

Gross margin	67.1%	65.6%	1.5%	68.3%	65.0%	3.3%
Selling, general and administrative (SG&A)	$1,262	$1,158	9.0%	$3,833	$3,467	10.6%
Research and development (R&D)	669	536	24.8%	2,071	1,557	33.0%
Other income, net	(390)	(37)	N/M	(451)	(89)	N/M
Special and acquisition related charges	20	10	N/M	32	90	N/M
Equity income from cholesterol joint venture	(506)	(390)	29.7%	(1,483)	(1,056)	40.4%

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

Gross margin

Gross margin increased to 67.1 percent in the third quarter of 2007 and 68.3 percent for the first nine months of 2007 as compared to 65.6 percent and 65.0 percent for the third quarter and first nine months of 2006, respectively. Gross margin in the third quarter and first nine months of 2006 reflected the negative impact of $43 million and $101 million, respectively, of costs associated with the 2006 manufacturing streamlining activities included in cost of sales. The increase in gross margin during the nine months ended 2007 was due primarily to cost savings from the 2006 manufacturing streamlining activities and improved product mix.

Selling, general and administrative

Selling, general and administrative expenses (SG&A) were $1.3 billion in the third quarter of 2007 and $3.8 billion in the first nine months of 2007, up 9 percent and 11 percent versus the prior year periods, respectively. The increase in SG&A in the third quarter and first nine months of 2007 primarily reflects higher promotional spending and investments in emerging markets.

Research and development

Research and development (R&D) spending increased 25 percent to $669 million in the third quarter of 2007 and 33 percent to $2.1 billion in the first nine months of 2007. R&D spending in the third quarter and first nine months of 2007 included $20 million and $176 million, respectively, related to upfront payments made for certain licensing transactions. The increase in R&D spending versus 2006 also reflects higher spending for clinical trials and related activities and investments to build greater breadth and capacity to support the dramatic expansion of Schering-Plough’s Phase III pipeline during the past 12 months. Generally, changes in R&D spending reflect the timing of Schering-Plough’s funding of both internal research efforts and research collaborations with various partners to discover and develop a steady flow of innovative products.

To maximize Schering-Plough’s chances for the successful development of new products, Schering-Plough began a Development Excellence initiative in 2005 to build talent and critical mass, create a uniform level of excellence and deliver on high-priority programs within R&D. In 2006, Schering-Plough began a Global Clinical Harmonization Program to maximize and globalize the quality of clinical trial execution, pharmacovigilance and regulatory processes. In 2007, certain aspects of the Global Clinical Harmonization Program have been implemented.

Other income, net

Schering-Plough had $390 million and $451 million of other income, net, in the third quarter and first nine months of 2007, respectively, as compared to $37 million and $89 million of other income, net, in the third quarter and first nine months of 2006, respectively. Other income, net, included mark-to-market gains on foreign currency options of $321 million and $289 million for the third quarter and first nine months of 2007, respectively. Other income, net, also reflected higher interest income due to higher balances of cash equivalents and short-term investments partially offset by a loss on interest rate swaps and higher interest expense due to the issuance of new debt.

Special and acquisition related charges

During the three and nine months ended September 30, 2007, Schering-Plough incurred $20 million and $32 million, respectively, of acquisition-related charges (integration planning) for the planned Organon BioSciences acquisition.

Special charges for the three and nine months ended September 30, 2006 totaled $10 million and $90 million, respectively, related to the changes in Schering-Plough’s manufacturing operations. These charges consisted of $10 million and $35 million of severance for the three and nine months ended September 30, 2006, respectively, and $55 million of fixed asset impairments for the nine months ended September 30, 2006.

Equity income from cholesterol joint venture

Sales of the Merck/Schering-Plough cholesterol joint venture for the three and nine months ended September 30, 2007 totaled $1.3 billion and $3.7 billion, respectively, as compared to $1.0 billion and $2.8 billion for the three and nine months ended September 30, 2006. The sales growth in 2007 was due to an increase in market share.

The companies bear the costs of their own general sales forces and commercial overhead in marketing joint venture products around the world. In the U.S., Canada and Puerto Rico, the cholesterol agreements provide for a reimbursement to each company for physician details that are set on an annual basis, and in Italy, a contractual amount is included in the profit sharing calculation that is not reimbursed. In the U.S., Canada and Puerto Rico, this amount is equal to each company’s physician details multiplied by a contractual fixed fee. Schering-Plough reports these amounts as part of equity income from the cholesterol joint venture. These amounts do not represent a reimbursement of specific, incremental and identifiable costs for Schering-Plough’s detailing of the cholesterol products in these markets. In addition, these amounts are not reflective of Schering-Plough’s sales effort related to the joint venture as Schering-Plough’s sales force and related costs associated with the joint venture are generally estimated to be higher.

Costs of the joint venture that the companies contractually share are a portion of manufacturing costs, specifically identified promotion costs (including direct-to-consumer advertising and direct and identifiable out-of-pocket promotion) and other agreed upon costs for specific services such as market support, market research, market expansion, a specialty sales force and physician education programs.

Certain specified research and development expenses are generally shared equally by Schering-Plough and Merck.

Equity income from cholesterol joint venture totaled $506 million and $1.5 billion for the three and nine months ended September 30, 2007, respectively, as compared to $390 million and $1.1 billion for the three and nine months ended September 30, 2006, respectively. The increase in 2007 equity income as compared to 2006 reflects continued strong sales of VYTORIN and ZETIA. Schering-Plough’s equity income in the first nine months of the year is favorably impacted by the proportionally greater share of income allocated from the joint venture on the first $300 million of annual ZETIA sales.

It should be noted that Schering-Plough incurs substantial selling, general and administrative and other costs, which are not reflected in equity income from the cholesterol joint venture and instead are included in the overall cost structure of Schering-Plough.

Provision for income taxes

Tax expense was $82 million and $272 million for the three and nine months ended September 30, 2007, respectively. Tax expense was $103 million and $275 million for the three and nine months ended September 30, 2006, respectively. The income tax expense primarily relates to foreign taxes and does not include any benefit related to U.S. operating losses. Schering-Plough’s manufacturing subsidiaries in Puerto Rico, Singapore and Ireland operate under various incentive tax grants that begin to expire in 2011. Schering-Plough continues to maintain a valuation allowance against its U.S. deferred tax assets, as management cannot conclude that it is more likely than not the benefit of the U.S. net deferred tax assets can be realized.

Schering-Plough reported a U.S. Net Operating Loss (NOL) carryforward of approximately $1.6 billion on its 2006 tax return, which will be available to offset future U.S. taxable income through 2026. This U.S. NOL carryforward could be materially reduced after examination of Schering-Plough’s income tax returns by the Internal Revenue Service (IRS). Schering-Plough expects to generate additional U.S. operating losses and NOLs in 2007. Differences between U.S. operating losses and NOLs are due to differences between financial and tax reporting.

LIQUIDITY AND FINANCIAL RESOURCES

Discussion of Cash Flow

	Nine Months Ended
	September 30,
	2007	2006
	(Dollars in millions)

Cash flow provided by operating activities	$1,248	$1,515
Cash flow provided by/(used for) investing activities	2,637	(2,414)
Cash flow provided by/(used for) financing activities	5,788	(1,296)

Operating Activities

In the first nine months of 2007, operating activities provided $1.2 billion of cash, compared with net cash provided by operations of $1.5 billion in the first nine months of 2006. The decrease was primarily due to payments of $435 million for the settlement of the Massachusetts Investigation, the purchase of foreign currency options for $133 million and a cash payment of $98 million for tax and interest due in connection with an examination by the IRS of Schering-Plough’s 1997-2002 federal income tax returns, partially offset by higher net income.

During the nine months ended September 30, 2007, Schering-Plough purchased foreign currency options for $133 million as part of an overall risk management strategy and in consideration of various preliminary financing scenarios associated with the planned acquisition of Organon BioSciences. See “Foreign Currency Exchange Risk” included in Item 3. “Quantitative and Qualitative Disclosures about Market Risk,” for additional information about these foreign currency options. These derivatives are short-term (trading) in nature and do not hedge a specific financing or investment transaction. Accordingly, the cash impacts of these derivatives have been classified as operating cash flows in the Statement of Condensed Consolidated Cash Flows.

Investing Activities

Net cash provided by investing activities during the first nine months of 2007 was $2.6 billion and included a net reduction of short-term investments of $3.1 billion partially offset by $412 million of capital expenditures. Net cash used for investing activities for the first nine months of 2006 was $2.4 billion due primarily to net investment purchases of $2.2 billion.

Financing Activities

Net cash provided by financing activities was $5.8 billion for the first nine months of 2007, compared to cash used of $1.3 billion for the same period in 2006. Net cash provided by financing activities for the nine months ended September 30, 2007 included net proceeds on the issuance of common and preferred shares of approximately $1.5 billion and $2.4 billion, respectively, and net proceeds of approximately $2.0 billion on the issuance of long-term debt. Net cash provided by financing activities also included $200 million of proceeds from stock option exercises offset by the payment of dividends on common and preferred shares of $337 million. Net cash used for financing activities for the nine months ended September 30, 2006 included dividends on common and preferred shares of $308 million and the repayment of short-term borrowings of $1.0 billion.

Other Discussion of Cash Flows

On October 1, 2007, Schering-Plough issued Euro 500 million aggregate principal amount of 5.00 percent senior unsecured euro denominated notes due 2010 and Euro 1.5 billion aggregate principal amount of 5.375 percent senior unsecured euro denominated notes due 2014. The net proceeds from this offering were approximately $2.8 billion.

Total cash, cash equivalents and short-term investments was approximately $12.6 billion at September 30, 2007. Schering-Plough expects to fund the Euro 11 billion purchase price of Organon BioSciences with existing cash, cash equivalents and short-term investments, the net proceeds of approximately $2.8 billion from the debt issuances closed during the fourth quarter of 2007 and available credit facilities. Cash, cash equivalents and short-term investments at September 30, 2007 includes aggregate net proceeds of approximately $6.0 billion from the debt and equity offerings closed during the third quarter of 2007. Remaining cash, cash equivalents and short-term investments after the planned acquisition is consummated, cash generated from operations and available credit facilities are expected to provide Schering-Plough with the ability to fund cash needs for the intermediate term.

Schering-Plough’s cash and cash equivalents have increased significantly as a result of the various financings completed in the third and fourth quarters of 2007 in contemplation of the planned acquisition of Organon BioSciences. As a result, significant cash balances are held at various financial institutions. This concentration is mitigated as these financial institutions are considered to be of a high credit quality.

Borrowings and Credit Facilities

On September 17, 2007, Schering-Plough issued $1.0 billion aggregate principal amount of 6.00 percent senior unsecured notes due 2017 and $1.0 billion aggregate principal amount of 6.55 percent senior unsecured notes due 2037. The net proceeds from this offering were approximately $2.0 billion. Interest on the notes is payable semi-annually. The effective interest rate on the 6.00 percent senior unsecured notes and the 6.55 percent senior unsecured notes, which incorporates the initial discount and debt issuance fees, is 6.13 percent and 6.67 percent, respectively. The interest rate payable on these notes is not subject to adjustment. The notes generally restrict Schering-Plough from creating or assuming liens or entering into sale and leaseback transactions unless the aggregate outstanding indebtedness secured by any such liens and related to any such sale and leaseback transactions does not exceed 10 percent of consolidated net tangible assets. These notes are redeemable in whole or in part, at Schering-Plough’s option at any time, at a redemption price equal to the greater of (1) 100 percent of the principal amount of such notes and (2) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the redemption date on a semiannual basis using the rate of Treasury Notes with comparable remaining terms plus 25 basis points for the 2017 notes or 30 basis points for the 2037 notes. If a change of control triggering event occurs, as defined in the prospectus, holders of the notes will have the right to require Schering-Plough to repurchase all or any part of the notes for a cash payment equal to 101 percent of the aggregate principal amount of the notes repurchased plus accrued and unpaid interest, if any, to the date of purchase.

On October 1, 2007, Schering-Plough issued Euro 500 million aggregate principal amount of 5.00 percent senior unsecured euro denominated notes due 2010 and Euro 1.5 billion aggregate principal amount of 5.375 percent senior unsecured euro denominated notes due 2014. The net proceeds from this offering were approximately $2.8 billion. Interest on the notes is payable annually. The interest rate payable on these notes is not subject to adjustment. The notes generally restrict Schering-Plough from creating or assuming liens or entering into sale and leaseback transactions unless the aggregate outstanding indebtedness secured by any such liens and related to any such sale and leaseback transactions does not exceed 10 percent of consolidated net tangible assets. These notes are redeemable in whole or in part, at Schering-Plough’s option at any time, at a redemption price specified in the prospectus. If a change of control triggering event occurs, as defined in the prospectus, holders of the notes will have the right to require Schering-Plough to repurchase all or any part of the notes for a cash payment equal to 101 percent of the aggregate principal amount of the notes repurchased plus accrued and unpaid interest, if any, to the date of purchase. Schering-Plough intends to use the net proceeds from these notes to fund a portion of the purchase price for the planned Organon BioSciences acquisition.

On October 24, 2007, Schering-Plough entered into a Euro 1.25 billion five-year senior unsecured euro denominated term loan facility with a syndicate of banks. Schering-Plough intends to draw on this term loan to fund a portion of the purchase price for the planned Organon BioSciences acquisition. This new term loan will have a floating interest rate and requires Schering-Plough to maintain a net debt to total capital ratio of no more than 65 percent through 2009 and 60 percent thereafter, in which net debt equals total debt less cash, cash equivalents, short-term investments and marketable securities and total capital equals the sum of total debt and total shareholders’ equity excluding the cumulative effect of acquired in-process research and development in connection with any acquisition consummated after the closing of the term loan. The term loan also generally restricts Schering-Plough from creating or assuming liens or entering into sale and leaseback transactions unless the aggregate outstanding indebtedness secured by any such liens and related to any such sale and leaseback transactions does not exceed 12 percent of consolidated net tangible assets.

The reported U.S. dollar amounts of the outstanding debt balance and interest expense on the euro denominated notes and euro denominated term loan will fluctuate due to the impact of foreign currency translation.

Schering-Plough also has outstanding $1.25 billion aggregate principal amount of 5.30 percent senior unsecured notes due 2013 and $1.15 billion aggregate principal amount of 6.50 percent senior unsecured notes due 2033. As previously disclosed, the interest rates payable on the notes are subject to adjustment and have been adjusted as discussed below.

On July 14, 2004, Moody’s lowered its rating on the notes to Baa1. Accordingly, the interest payable on each note increased 25 basis points effective December 1, 2004. Therefore, on December 1, 2004, the interest rate payable on the notes due 2013 increased from 5.30 percent to 5.55 percent, and the interest rate payable on the notes due 2033 increased from 6.50 percent to 6.75 percent. This adjustment to the interest rate payable on the notes increased Schering-Plough’s interest expense by approximately $6 million annually. The interest rate payable on a particular series of notes will return to 5.30 percent and 6.50 percent, respectively, and the rate adjustment provisions will permanently cease to apply if, following a downgrade by either Moody’s or S&P below A3 or A-, respectively, the notes are subsequently rated above Baa1 by Moody’s and BBB+ by S&P.

On August 9, 2007, Schering-Plough entered into a $2.0 billion revolving credit agreement with a syndicate of banks and terminated its $1.5 billion credit facility that was due to mature in May 2009. This credit facility has a floating interest rate, matures in August 2012 and requires Schering-Plough to maintain a net debt to total capital ratio of no more than 65 percent through 2009 and 60 percent thereafter, in which net debt equals total debt less cash, cash equivalents, short-term investments and marketable securities and total capital equals the sum of total debt and total shareholders’ equity excluding the cumulative effect of acquired in-process research and development in connection with any acquisition consummated after the closing of the credit facility. The credit facility also generally restricts Schering-Plough from creating or assuming liens or entering into sale and leaseback transactions unless the aggregate outstanding indebtedness secured by any such liens and related to any such sale and leaseback transactions does not exceed 12 percent of consolidated net tangible assets. This credit line is available for general corporate purposes and is considered as support to Schering-Plough’s commercial paper borrowings. Borrowings under this credit facility may be drawn by the U.S. parent company or by its wholly-owned international subsidiaries when accompanied by a parent guarantee. This facility does not require compensating balances, however, a nominal commitment fee is paid. As of September 30, 2007, no borrowings were outstanding under this facility.

Schering-Plough has a Euro 11.0 billion committed bridge financing facility available to fund the planned acquisition of Organon BioSciences. However, funding for the acquisition is expected to be provided by existing cash and short-term investments, which include aggregate net proceeds of approximately $6.0 billion from the debt and equity offerings closed during the third quarter of 2007, as well as the net proceeds of approximately $2.8 billion from the debt issuances closed during the fourth quarter of 2007 and available credit facilities.

At September 30, 2007 and December 31, 2006, short-term borrowings totaled $265 million and $242 million, respectively, including outstanding commercial paper of $174 million at September 30, 2007 and $149 million at December 31, 2006. The short-term credit ratings discussed below have not significantly affected Schering-Plough’s ability to issue or rollover its outstanding commercial paper borrowings at this time. However, Schering-Plough believes the ability of commercial paper issuers, such as Schering-Plough, with one or more short-term credit ratings of P-2 from Moody’s, A-2 from S&P and/or F2 from Fitch to issue or rollover outstanding commercial paper can, at times, be less than that of companies with higher short-term credit ratings. In addition, the total amount of commercial paper capacity available to these issuers is typically less than that of higher-rated companies.

Schering-Plough’s sizable lines of credit with commercial banks as well as cash and short-term investments held by U.S. and international subsidiaries serve as alternative sources of liquidity and to support its commercial paper program.

Schering-Plough’s current unsecured senior credit ratings and ratings review status are as follows:

Senior Unsecured Credit Ratings	Long-Term	Short-Term	Long-Term Ratings Review Status

Moody’s Investors Service	Baa1	P-2	Reaffirmed September 11, 2007
Standard and Poor’s	A-	A-2	Affirmed August 15, 2007
Fitch Ratings	BBB+	F-2	Affirmed September 11, 2007

Schering-Plough’s credit ratings could decline below their current levels. The impact of such decline could reduce the availability of commercial paper borrowing and would increase the interest rate on a portion of Schering-Plough’s short and long-term debt. As discussed above, Schering-Plough believes that existing cash and short-term investments, which includes aggregate net proceeds of approximately $6.0 billion from the debt and equity offerings closed during the third quarter of 2007, as well as the aggregate net proceeds of approximately $2.8 billion from the debt issuances closed during the fourth quarter of 2007, available credit facilities and cash generated from operations will allow Schering-Plough to fund the planned Organon BioSciences acquisition for approximately Euro 11 billion as well as its cash needs for the intermediate term.

Mandatory Convertible Preferred Stock

On August 15, 2007, Schering-Plough issued 10,000,000 shares of 6 percent Mandatory Convertible Preferred Stock (the 2007 Preferred Stock) with a face value of $2.5 billion. Net proceeds to Schering-Plough were approximately $2.4 billion after deducting commissions, discounts and other underwriting expenses. Schering-Plough intends to use the net proceeds from the sale of the 2007 Preferred Stock to fund a portion of the purchase price for the planned Organon BioSciences acquisition.

Each share of the 2007 Preferred Stock will automatically convert into between 7.4206 and 9.0909 common shares of Schering-Plough depending on the average closing price of Schering-Plough’s common shares over the 20 trading day period ending on the third trading day prior to the mandatory conversion date of August 13, 2010, as defined in the prospectus. The preferred shareholders may elect to convert at any time prior to August 13, 2010, at the minimum conversion ratio of 7.4206 common shares per share of the 2007 Preferred Stock. Additionally, if at any time prior to the mandatory conversion date the closing price of Schering-Plough’s common shares exceeds $50.53 (for at least 20 trading days within a period of 30 consecutive trading days), Schering-Plough may elect to cause the conversion of all, but not less than all, of the 2007 Preferred Stock then outstanding at the same minimum conversion ratio of 7.4206 common shares for each share of 2007 Preferred Stock.

The 2007 Preferred Stock accrues dividends at an annual rate of 6 percent on shares outstanding. The dividends are cumulative from the date of issuance and, to the extent Schering-Plough is legally permitted to pay dividends and the Board of Directors declares a dividend payable, Schering-Plough will pay dividends on each dividend payment date. The dividend payment dates are February 15, May 15, August 15 and November 15 of each year, with the first dividend to be paid on November 15, 2007.

During the three-month period ended September 30, 2007, all shares of 6 percent Mandatory Convertible Preferred Stock issued on August 10, 2004 (the 2004 Preferred Stock) were converted into 64,584,929 shares of Schering-Plough common stock. Following conversion, all 28,750,000 shares of 2004 Preferred Stock resumed their status as authorized and unissued preferred stock, undesignated as to series and available for future issuance.

Equity Issuance and Treasury Shares

On August 15, 2007, Schering-Plough issued 57,500,000 common shares from treasury shares at $27.50 per share. Net proceeds to Schering-Plough were approximately $1.5 billion after deducting commissions, discounts and other underwriting expenses. Schering-Plough intends to use the net proceeds from the sale of the common shares to fund a portion of the purchase price for the planned Organon BioSciences acquisition. See Note 12, “Acquisition,” under Item 1, “Financial Statements.”

Contractual Obligations

Schering-Plough’s contractual obligations as of December 31, 2006 were included in tabular format in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the 2006 10-K. During the third quarter of 2007, Schering-Plough issued debt requiring cash payments, excluding interest obligations, of $1.0 billion in 2017 and $1.0 billion in 2037.

On October 1, 2007, Schering-Plough issued euro denominated debt requiring cash payments, excluding interest obligations, of approximately $705 million in 2010 and approximately $2.1 billion in 2014 based on current exchange rates. In addition, in connection with the implementation of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48), Management believes it is reasonably possible that a significant portion of the total unrecognized tax benefits of $1.0 billion at September 30, 2007 could decrease over the next twelve-month period.

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

Regulatory Compliance and Pharmacovigilance

Consent Decree

On August 2, 2007, Schering-Plough announced the dissolution of the Consent Decree by the U.S. District Court for the District of New Jersey. See Note 17, “Consent Decree” under Item 1, “Financial Statements.”

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

Schering-Plough intends to continue upgrading skills, processes and systems in clinical practices and pharmacovigilance. Schering-Plough remains committed to accomplish this work and to invest significant resources in this area. Further, in February 2006, Schering-Plough began the Global Clinical Harmonization Program for building clinical excellence (in trial design, execution and tracking), which will strengthen Schering-Plough’s scientific and compliance rigor on a global basis. In 2007, certain aspects of the Global Harmonization Program have been implemented.

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

OUTLOOK

Schering-Plough expects the Organon BioSciences transaction to be completed by year-end 2007.

Schering-Plough anticipates that sales from VYTORIN and ZETIA will continue to grow in the fourth quarter of 2007 and in 2008.

Schering-Plough is confident in its key products, however, these products face growing competition. Schering-Plough will invest in its key brands to sustain their leadership position.

As Schering-Plough’s pipeline continues to progress, it expects that the number of patients in clinical trials will continue to increase especially with new Phase III trials for the thrombin receptor antagonist, vicriviroc and recently in-licensed products. As a result, Schering-Plough expects research and development expenses on a stand-alone basis, excluding any upfront payments, to continue to grow faster than adjusted net sales in the fourth quarter of 2007. Research and development expenses will continue to grow in 2008. Adjusted net sales is defined as net sales plus an assumed 50 percent of global cholesterol joint venture net sales.

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

Rebates, Discounts and Returns

Schering-Plough’s rebate accruals for Federal and State governmental programs at September 30, 2007 and 2006 were $115 million and $151 million, respectively. Commercial discounts, returns and other rebate accruals at September 30, 2007 and 2006 were $366 million and $397 million, respectively. These and other rebate accruals are established in the period the related revenue was recognized resulting in a reduction to sales and the establishment of liabilities, which are included in total current liabilities.

The following summarizes the activity in the accounts related to accrued rebates, sales returns and discounts for the nine months ended September 30, 2007 and 2006:

	For the
	Nine Months Ended
	September 30
	2007	2006
	(Dollars in millions)
Accrued Rebates/Returns/Discounts, Beginning of Period	$486	$522

Provision for Rebates	440	363
Adjustment to prior-year estimates(1)	(19)	(54)
Payments	(404)	(313)

	17	(4)

Provision for Returns	121	123
Adjustment to prior-year estimates	(24)	(8)
Returns	(92)	(88)

	5	27

Provision for Discounts	534	426
Adjustment to prior-year estimates	—	—
Discounts granted	(561)	(423)

	(27)	3

Accrued Rebates/Returns/Discounts, End of Period	$481	$548

(1)	For the nine months ended September 30, 2006, the adjustment to prior-year estimates for rebates includes $24 million related to the reversal of previously accrued rebate amounts recorded in 2005 and 2004 for the U.S. Government’s TRICARE Retail Pharmacy Program that a U.S. Federal Court ruled pharmaceutical manufacturers were not obligated to pay.

In formulating and recording the above accruals, management utilizes assumptions and estimates that include historical experience, wholesaler data, the projection of market conditions, the estimated lag time between sale and payment of a rebate, utilization estimates, and forecasted product demand amounts.

As part of its review of these accruals, management performs a sensitivity analysis that considers differing assumptions, which are most subject to judgment in its rebate accrual calculation. Adjustments to prior year estimates for rebate accruals are expected to be $20 million to $30 million for the year ended December 31, 2007.

Provision for Income Taxes

Schering-Plough implemented the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) as of January 1, 2007. As required by FIN 48, the cumulative effect of applying the provisions of the Interpretation have been reported as an adjustment to Schering-Plough’s retained earnings balance as of January 1, 2007. Schering-Plough reduced its January 1, 2007 retained earnings by $259 million with a corresponding increase to the appropriate tax liability accounts as a result of the adoption of FIN 48.

Schering-Plough includes interest expense or income as well as potential penalties on unrecognized tax benefits as a component of income tax expense in the consolidated statement of operations. The total amount of accrued interest related to uncertain tax positions at January 1, and September 30, 2007 was $193 and $196 million, respectively, and is included in other accrued liabilities.

Schering-Plough’s unrecognized tax benefits result primarily from the varying application of statutes, regulations and interpretations and include exposures on intercompany terms of cross border arrangements and utilization of cash held by foreign subsidiaries (investment in U.S. property) as well as Schering-Plough’s tax matters litigation (see Note 18, “Legal, Environmental and Regulatory Matters” in Item 1, “Financial Statements”). At January 1, and September 30, 2007, the total amount of unrecognized tax benefits was $924 million and $1.0 billion, respectively, which includes reductions to deferred tax assets carrying a full valuation allowance, potential refund claims and tax liabilities. At January 1, and September 30, 2007, approximately $644 million and $640 million of total unrecognized tax benefits, if recognized, would affect the effective tax rate. Management believes it is reasonably possible that a significant portion of the total unrecognized tax benefits could decrease over the next twelve-month period. However, the timing of the ultimate resolution of Schering-Plough’s tax matters and the payment and receipt of related cash is dependent on a number of factors, many of which are outside Schering-Plough’s control.

During the second quarter of 2007, the IRS completed its examination of Schering-Plough’s 1997-2002 federal income tax returns. Schering-Plough is seeking resolution of an issue raised during this examination through the IRS administrative appeals process. Schering-Plough remains open with the IRS for the 1997 — 2006 tax years. For most of its other significant tax jurisdictions (both U.S. state and foreign), Schering-Plough’s income tax returns are open for examination for the period 2000 through 2006.

In July 2007, Schering-Plough made a payment of $98 million to the IRS pertaining to the 1997-2002 examination.

DISCLOSURE NOTICE

Cautionary Statements Under the Private Securities Litigation Reform Act of 1995

Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report and other written reports and oral statements made from time to time by Schering-Plough may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements do not relate strictly to historical or current facts and are based on current expectations or forecasts of future events. You can identify these forward-looking statements by their use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “project,” “intend,” “plan,” “potential,” “will,” and other similar words and terms. In particular, forward-looking statements include statements relating to future actions, ability to access the capital markets, pending acquisitions, prospective products or product approvals, timing and conditions of regulatory approvals, patent and other intellectual property protection, future performance or results of current and anticipated products, sales efforts, research and development programs and anticipated spending, estimates of rebates, discounts and returns, expenses and programs to reduce expenses, the outcome of contingencies such as litigation and investigations, growth strategy, expected synergies and financial results.

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

Foreign Currency Exchange Risk

During the nine months ended September 30, 2007, as part of an overall risk management strategy and in consideration of various preliminary financing scenarios associated with the planned acquisition of Organon BioSciences, Schering-Plough entered into foreign currency option contracts to mitigate its exposure in the event there was a significant strengthening in the Euro as compared to the U.S. Dollar. At September 30, 2007, Schering-Plough had an option to purchase Euro 7.7 billion at $1.38 per Euro expiring on December 31, 2007 and an option to purchase Euro 238 million at $1.3884 per Euro expiring November 1, 2007. As of September 30, 2007, a five percent decrease in value of the U.S. dollar as compared to the Euro would have resulted in an additional unrealized gain of approximately $528 million and a five percent strengthening of the U.S. dollar as compared to the Euro would have resulted in an unrealized loss of approximately $344 million.

Interest Rate Risk

In consideration of Schering-Plough’s plans to finance the planned acquisition of Organon BioSciences, Schering-Plough executed three separate interest rate swaps for three, five and ten-year periods with Schering-Plough paying fixed rates and receiving floating rates based on individual notional amounts of Euro 750 million each, aggregating Euro 2.25 billion. The objective of the swaps was to hedge the interest rate payments to be made on future issuances of debt. As such, the swaps were designated as cash flow hedges of future interest payments, and in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, the effective portion of the gains or losses on the hedges are reported in other comprehensive income and any ineffective portion is reported in operations. In connection with the euro denominated debt issuances as described in Note 14, “Borrowings,” and Note 19, “Subsequent Events,” under Item 1, “Financial Statements,” portions of the swaps were deemed ineffective during the third quarter and Schering-Plough recognized a $7 million loss in the Statement of Condensed Consolidated Operations during the three and nine month periods ended September 30, 2007. The effective portion of the swaps of $12 million was recorded in other comprehensive income and will be recognized as interest expense over the life of the related debt.

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

As part of the changing business environment in which Schering-Plough operates, Schering-Plough is replacing and upgrading a number of information systems. This process will be ongoing for several years. In connection with these changes, as part of Schering-Plough’s management of both internal control over financial reporting and disclosure controls and procedures, management has concluded that the new systems are at least as effective with respect to those controls as the prior systems. An example of a change in information systems that occurred during the first nine months of 2007 is the replacement of Schering-Plough’s system for consolidation and reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There were no material legal proceedings, other than ordinary routine litigation incidental to the business, to which Schering-Plough, or any of its subsidiaries, became a party during the quarter ended September 30, 2007, or subsequent thereto, but before the filing of this report, other than as described in Item 3, “Legal Proceedings,” of the 2006 10-K and Part II, Item 1, “Legal Proceedings,” in the second quarter 2007 10-Q.

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

For example, the profitability of Schering-Plough’s cholesterol franchise may be adversely affected by the introduction of multiple generic forms in December 2006 of two competing cholesterol products that lost patent protection earlier in 2006. In addition, on October 4, 2007, the FDA announced a public meeting to solicit comment on making certain prescription drugs available “behind-the-counter” without a prescription. Although the FDA did not indicate what drugs might be included this category, if the FDA approved behind-the-counter sales of products that compete with products of Schering-Plough or the Merck/Schering-Plough cholesterol joint venture, such competition could have an adverse result on sales and profitability.

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

Market forces continue to evolve and can impact Schering-Plough’s ability to sell products or the price Schering-Plough can charge for products.

A number of intermediaries are involved between drug manufacturers, such as Schering-Plough, and patients who use the drugs. These intermediaries impact the patient’s ability, and their precribers’s ability, to choose and pay for a particular drug. These intermediaries include health care providers, such as hospitals and clinics; payors and their representatives, such as employers, insurers, managed care organizations and governments; and others in the supply chain, such as pharmacists and wholesalers. Examples include: payors that require a patient to first fail on a generic drug before reimbursing for a more effective, branded product that is more expensive; hospitals that stock and administer only a generic product to in-patients; managed care organizations who may penalize doctors who prescribe outside approved formularies which may not include branded products when a generic is available; and pharmacists who receive a higher profit when they dispense a generic drug over a branded drug. These issues are more pressing because the intermediaries are not required to routinely provide transparent data to patients comparing the effectiveness of generic and branded products or to disclose their own economic benefits that are tied to steering patients toward, or requiring patients to use, generic products rather than branded products.

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

Schering-Plough operates in a highly competitive industry. Schering-Plough competes with a large number of multinational pharmaceutical companies, biotechnology companies and generic pharmaceutical companies. Many of Schering-Plough’s competitors have been conducting research and development in areas served both by Schering-Plough’s current products and by those products Schering-Plough is in the process of developing. Competitive developments that may impact Schering-Plough include technological advances by, patents granted to, and new products developed by competitors or new and existing generic, prescription and/or OTC products that compete with products of Schering-Plough or the Merck/Schering-Plough cholesterol joint venture. In addition, it is possible that doctors, patients and providers may favor those products offered by competitors due to safety, efficacy, pricing or reimbursement characteristics, and as a result Schering-Plough will be unable to maintain its sales for such products.

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

The relationships are long-standing and, as the third party’s work and Schering-Plough’s work evolves, priorities and alignments also change. At times new issues develop, that were not anticipated at the time contracts were negotiated. These new issues, and related uncertainties in the contracts, also can adversely impact Schering-Plough.

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

In order to mitigate against the adverse impact of these market fluctuations, Schering-Plough will from time to time enter into hedging agreements. Schering-Plough has entered into two foreign currency options to partially mitigate the currency exchange rate risk on the Euro purchase price of the Organon BioSciences acquisition. While hedging agreements, such as currency options and interest rate swaps, limit some of the exposure to exchange rate and interest rate fluctuations, such attempts to mitigate these risks are costly and not always successful.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

This table provides information with respect to purchases by Schering-Plough of its common shares during the third quarter of 2007.

				Total Number of	Maximum Number
				Shares Purchased as	of Shares That May
			Average	Part of Publicly	Yet be Purchased
	Total Number of		Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchased		per Share	Programs	Programs

July 1, 2007 through July 31, 2007	8,924	(1)	$31.88	N/A	N/A
August 1, 2007 through August 31, 2007	18,223	(1)	$29.43	N/A	N/A
September 1, 2007 through September 30, 2007	10,115	(1)	$30.64	N/A	N/A
Total July 1, 2007 through September 30, 2007	37,262	(1)	$30.34	N/A	N/A

(1)

All of the shares included in the table above were repurchased pursuant to Schering-Plough’s stock incentive program and represent shares delivered to Schering-Plough by option holders for payment of the exercise price and tax withholding obligations in connection with stock options and stock awards.

Item 6.	Exhibits

Exhibit
Number	Description	Location

3(a)	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to Schering-Plough’s 8-K filed September 18, 2007
4(c)(vi)	Third Supplemental Indenture	Incorporated by reference to Exhibit 4.1 to Schering-Plough’s 8-K filed September 17, 2007
4(c)(vii)	Fourth Supplemental Indenture	Incorporated by reference to Exhibit 4.1 to Schering-Plough’s 8-K filed October 2, 2007
10(w)	Share Purchase Agreement	Incorporated by reference to Exhibit 10.1 to Schering-Plough’s 8-K filed October 2, 2007
12	Computation of Ratio of Earnings to Fixed Charges	Attached
15	Awareness letter	Attached
31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chairman of the Board and Chief Executive Officer.	Attached
31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification for Executive Vice President and Chief Financial Officer.	Attached
32.1	Sarbanes-Oxley Act of 2002, Section 906 Certification for Chairman of the Board and Chief Executive Officer.	Attached
32.2	Sarbanes-Oxley Act of 2002, Section 906 Certification for Executive Vice President and Chief Financial Officer.	Attached

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHERING-PLOUGH CORPORATION
(Registrant)

By /s/ Steven H. Koehler
Steven H. Koehler
Vice President and Controller
(Duly Authorized Officer
and Chief Accounting Officer)

Date: October 25, 2007