Form 10-K
period 2007-12-31
SCHERING PLOUGH CORP
filed 2008-02-29
CIK 310158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from to

Commission file number 1-6571
SCHERING-PLOUGH CORPORATION
(Exact name of registrant as specified in its charter)

New Jersey	22-1918501
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2000 Galloping Hill Road, Kenilworth, NJ	07033
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(908) 298-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares, $.50 par value	New York Stock Exchange
Mandatory Convertible Preferred Stock	New York Stock Exchange
Preferred Share Purchase Rights*	New York Stock Exchange

*	At the time of filing, the Rights were not traded separately from the Common Shares.

Securities registered pursuant to section 12(g) of the Act:
None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter): $45,516,213,799

Common Shares outstanding as of January 31, 2008: 1,621,353,851

Part of Form 10-K
Documents Incorporated by Reference	Incorporated into

Schering-Plough Corporation Proxy Statement for the	Part III
Annual Meeting of Shareholders on May 16, 2008

Part I

Item 1.	Business

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

Schering-Plough is an innovation-driven, science-centered global health care company. Through its own biopharmaceutical research and collaborations with partners, Schering-Plough creates therapies that help save and improve lives around the world. Schering-Plough applies its research-and-development platform to human prescription, animal health and consumer products. Schering-Plough’s vision is to “Earn Trust, Every Day” with the doctors, patients, customers, shareholders, employees and other stakeholders. Schering-Plough is based in Kenilworth, N.J., and its Web site is www.schering-plough.com.

In April 2003, the Board of Directors recruited Fred Hassan to join Schering-Plough as the new Chairman of the Board and Chief Executive Officer. With support from the Board, soon after he arrived in 2003, Hassan installed a new senior executive management team and initiated a strategic plan, with the goal of stabilizing, repairing and turning around Schering-Plough in order to build long-term shareholder value. That strategic plan, the Action Agenda, is a six- to eight-year, five-phase plan.

In 2007 and in the four years since Hassan and the new management team arrived, Schering-Plough made substantial progress. During 2007, in the fourth phase of the Action Agenda — Build the Base — Schering-Plough grew and broadened the base of marketed products, expanded the late stage research and development project pipeline and closed the transformative acquisition of Organon BioSciences N.V. (OBS) from Akzo Nobel. In acquiring OBS, Schering-Plough gained both the Organon human prescription business and the Intervet animal health business.

This additional strength is key for Schering-Plough in the current environment. The pharmaceutical industry continues to be subject to ever-more critical scrutiny, where challenges can arise in presenting scientific data in an objective manner. Schering-Plough believes that new scientific data are best presented and discussed at appropriate scientific and medical forums.

As explained in more detail later in this 10-K, in early 2008, Schering-Plough encountered such a challenge when results of a Merck/Schering-Plough Pharmaceuticals (the “Merck/Schering-Plough cholesterol joint venture”) clinical trial, called ENHANCE, and joint venture products ZETIA and VYTORIN became the subject of much media scrutiny prior to presentation of the trial results in appropriate medical forums. Results are scheduled to be presented at an American College of Cardiology meeting on March 30, 2008. While the trial failed to show a statistically significant difference between treatment groups for the primary endpoint — the mean change in the intima-media thickness measured at three sites in the carotid arteries (the right and left common carotid, internal carotid and carotid bulb) in patients with Heterozygous Familial Hypercholesterolemia — the trial did demonstrate VYTORIN’s effectiveness compared to simvastatin at lowering LDL cholesterol (often known as “bad cholesterol”). Medical experts and health advisory groups have long recognized high LDL cholesterol as a significant cardiovascular risk factor and recommended increasingly aggressive treatment of high cholesterol for certain patients. Lowering LDL cholesterol, along with a healthy diet and lifestyle changes, remains the cornerstone of lipid treatment for patients at risk for heart disease. Clinical studies have demonstrated that VYTORIN lowers patients’ LDL cholesterol more than rosuvastatin, atorvastatin and simvastatin at the doses studied and was able to get more patients to their LDL cholesterol goals (as defined by ATP III). While it is too early to tell the impact of the joint venture’s ENHANCE trial results on the joint venture’s cholesterol business, Schering-Plough’s diversified group of products and geographic areas, as well as its highly experienced executive team, gives Schering-Plough additional strength that will be helpful in weathering this situation.

Segment Information

Schering-Plough has three reportable segments:  Human Prescription Pharmaceuticals, Animal Health and Consumer Health Care. The segment sales and (loss)/profit data that follow are consistent with Schering-Plough’s current management reporting structure.

Human Prescription Pharmaceuticals

The Human Prescription Pharmaceuticals segment discovers, develops, manufactures and markets human pharmaceutical products. Within the Human Prescription Pharmaceutical segment, Schering-Plough has a broad range of research projects and marketed products in six therapeutic areas: Cardiovascular, Central Nervous System, Immunology and Infectious Disease, Oncology, Respiratory and Women’s Health. The Human Prescription Pharmaceuticals segment also includes Nobilon, a human vaccine development unit and Diosynth, a third-party manufacturing unit. Marketed products include the following:

Cardiovascular Disease:  VYTORIN, a cholesterol-lowering tablet combining the dual action of ZETIA and Merck & Co., Inc.’s statin Zocor (simvastatin); ZETIA, a novel cholesterol-absorption inhibitor discovered by Schering-Plough scientists, for use as monotherapy or in combination with either statins or fenofibrate to lower cholesterol; INTEGRILIN Injection, a platelet receptor GP IIb/IIIa inhibitor for the treatment of patients with acute coronary syndrome and those undergoing percutaneous coronary intervention in the United States, as well as for the prevention of early myocardial infarction in patients with acute coronary syndrome in most countries; and ORGARAN, a non-heparin antithrombotic.

Central Nervous System:  REMERON, an antidepressant; ESMERON/ZEMURON, a muscle relaxant used in surgical procedures; SUBUTEX, a sublingual tablet formulation of buprenorphine; SUBOXONE, a sublingual tablet combination of buprenorphine and naloxone, marketed by Schering-Plough in certain countries outside the United States for the treatment of opiate addiction; and NORCURON, a muscle relaxant.

Immunology and Infectious Disease:  REMICADE, an anti-TNF antibody marketed by Schering-Plough outside of the United States, Japan and certain Asian markets for the treatment of inflammatory diseases such as rheumatoid arthritis, early rheumatoid arthritis, psoriatic arthritis, Crohn’s disease, ankylosing spondylitis, plaque psoriasis and ulcerative colitis; PEGINTRON Powder for Injection, a pegylated interferon product for chronic hepatitis C; AVELOX, which is only marketed in the U.S., a broad-spectrum fluoroquinolone antibiotic for certain respiratory and skin infections; and NOXAFIL Oral Suspension, for prophylaxis (prevention) of invasive fungal infections in high-risk patients and the treatment of oropharyngeal candidiasis. It is also approved for the treatment of invasive fungal infections in markets outside the U.S.

Oncology:  TEMODAR/TEMODAL Capsules for certain types of brain tumors, including newly diagnosed glioblastoma multiforme; CAELYX, a long-circulating pegylated liposomal formulation of the cancer drug doxorubicin marketed by Schering-Plough outside the United States for the treatment of certain ovarian cancers, Kaposi’s sarcoma and metastatic breast cancer; and INTRON A Injection, marketed for chronic hepatitis B and C and numerous anticancer indications worldwide, including as adjuvant therapy for malignant melanoma.

Respiratory:  NASONEX, a once-daily, nasal-inhaled steroid for nasal allergy symptoms, including congestion, and for the treatment of nasal polyps in patients 18 years of age and older; CLARINEX/AERIUS, a non-sedating antihistamine for the treatment of allergic rhinitis; FORADIL AEROLIZER, a long-acting beta2-agonist marketed by Schering-Plough in the United States for the maintenance treatment of asthma and chronic obstructive pulmonary disease, and for the acute prevention of exercise-induced bronchospasm; ASMANEX TWISTHALER, an oral dry-powder corticosteroid inhaler for first-line maintenance treatment of asthma; and PROVENTIL HFA (albuterol) Inhalation Solution, for the relief of bronchospasm in patients 12 years or older.

Women’s Health:  FOLLISTIM/PUREGON, a fertility treatment; NUVARING, a vaginal contraceptive ring; LIVIAL, a menopausal therapy; MARVELON/DESOGEN, a low-dose combined oral contraceptive; MERCILON, a low-dose combined oral contraceptive; and IMPLANON, a single-rod subdermal contraceptive implant.

Animal Health

The Animal Health segment discovers, develops, manufactures and markets animal health products including vaccines. Principal marketed products in this segment include:

Livestock Products:  NUFLOR bovine and swine antibiotic; BOVILIS/VISTA vaccine lines for infectious diseases in cattle; BANAMINE bovine and swine anti-inflammatory; TRI-MERIT, data management tool for cattle; REGUMATE/MATRIX fertility management for swine and horses; RESFLOR combination broad-spectrum antibiotic and non-steroidal anti-inflammatory drug for bovine respiratory disease; M+PAC swine pneumonia vaccine and PORCILIS vaccine line for infectious diseases in swine.

Poultry Products:  NOBILIS/INNOVAX vaccine lines for poultry; PARACOX and COCCIVAC coccidiosis vaccines for poultry.

Companion Animal Products:  GALAXY/QUANTUM/PROCYON/ECLIPSE/INTRA-TRAC vaccine line for dogs and cats, NOBIVAC/CONTINUUM vaccine lines for flexible dog and cat vaccination; OTOMAX/MOMETAMAX canine otic ointments for acute and chronic otitis; CANINSULIN/VETSULIN, diabetes mellitus treatment for dogs and cats; PANACUR/SAFEGUARD broad-spectrum anthelmintic (de-wormer) for use in many animals, SCALIBOR/EXSPOT, dog collar/spot on protecting against bites from fleas, ticks, mosquitoes and sandflies; HOMEAGAIN proactive U.S. pet recovery network; and ZUBRIN, an anti-inflammatory/analgesic for dogs.

Aquaculture Products:  NORVAX/MINOVA vaccines against bacterial and viral disease in fish, SLICE parasiticide for sea lice in salmon and AQUAFLOR antibiotic for farm-raised fish.

Consumer Health Care

The Consumer Health Care segment develops, manufactures and markets OTC, foot care and sun care products. Principal products in this segment include:

Over-the-Counter (OTC) Products:  CLARITIN non-sedating antihistamines; MIRALAX treatment for occasional constipation; CORICIDIN HBP decongestant-free cold/flu medicine for people with high blood pressure; DRIXORAL cold and allergy, allergy sinus, flu and nasal decongestant tablets; AFRIN nasal decongestant spray; and CORRECTOL laxative tablets.

Foot Care:  DR. SCHOLL’S foot care products; LOTRIMIN topical antifungal products; and TINACTIN topical antifungal products and foot and sneaker odor/wetness products.

Sun Care:  COPPERTONE sun care lotions, sprays, dry oils and lip-protection products and sunless tanning products; and SOLARCAINE sunburn relief products.

Net sales by segment

	Year Ended December 31,
	2007	2006	2005
	(Dollars in millions)

Human Prescription Pharmaceuticals	$10,173	$8,561	$7,564
Animal Health	1,251	910	851
Consumer Health Care	1,266	1,123	1,093

Consolidated net sales	$12,690	$10,594	$9,508

(Loss)/Profit by segment

	Year Ended December 31,
	2007(1)	2006	2005
	(Dollars in millions)

Human Prescription Pharmaceuticals	$(1,206)	$1,394	$733
Animal Health	(582)	120	120
Consumer Health Care	275	228	235
Corporate and other (including net interest income of $150 million, $125 million and $13 million in 2007, 2006 and 2005, respectively	298	(259)	(591)

Consolidated (loss)/profit before tax and cumulative effect of a change in accounting principle	$(1,215)	$1,483	$497

(1)	In 2007, the Human Prescription Pharmaceuticals segment’s loss includes $3.4 billion of purchase accounting items, including acquired in-process research and development of $3.2 billion. In 2007, the Animal Health segment’s loss includes $721 million of purchase accounting items, including acquired in-process research and development of $600 million.

Schering-Plough’s net sales do not include sales of VYTORIN and ZETIA which are managed in the joint venture with Merck, as Schering-Plough accounts for this joint venture under the equity method of accounting (see Note 4, “Equity Income,” under Item 8, “Financial Statements and Supplementary Data,” for additional information). Equity income from the Merck/Schering-Plough joint venture is included in the Human Prescription Pharmaceuticals segment.

“Corporate and other” includes interest income and expense, foreign exchange gains and losses, currency option gains, headquarters expenses, special and acquisition related charges and other miscellaneous items. The accounting policies used for segment reporting are the same as those described in Note 1, “Summary of Significant Accounting Policies,” under Item 8, “Financial Statements and Supplementary Data”.

In 2007, “Corporate and other” includes special and acquisition related charges of $84 million, comprised of $61 million of integration-related costs for the OBS acquisition and $23 million of severance charges as part of integration activities. It is estimated the charges relate to the reportable segments as follows: Human Prescription Pharmaceuticals — $27 million, Animal Health — $11 million and Corporate and other — $46 million.

In 2006, “Corporate and other” includes special charges of $102 million primarily related to changes to Schering-Plough’s manufacturing operations in the U.S. and Puerto Rico announced in June 2006, all of which related to the Human Prescription Pharmaceuticals segment. Included in 2006 cost of sales were charges of approximately $146 million from the manufacturing streamlining actions which were primarily related to the Human Prescription Pharmaceuticals segment.

In 2005, “Corporate and other” includes special charges of $294 million, including $28 million of employee termination costs, $16 million of asset impairment and other charges, and an increase in litigation reserves by $250 million resulting in a total reserve of approximately $500 million representing Schering-Plough’s then current estimate to resolve the Massachusetts investigation as well as the investigations and the state litigation disclosed under “AWP Litigation and Investigations,” in Note 20, “Legal, Environmental and Regulatory Matters,” in Item 8, “Financial Statements and Supplementary Data.” It is estimated that the charges relate to the reportable segments as follows: Human Prescription Pharmaceuticals — $289 million, Consumer Health Care — $2 million, Animal Health — $1 million and Corporate and other — $2 million.

See Note 3, “Special and Acquisition Related Charges and Manufacturing Streamlining,” under Item 8, “Financial Statements and Supplementary Data,” for additional information.

Information About the Merck/Schering-Plough Joint Venture

In May 2000, Schering-Plough and Merck & Co., Inc. (Merck) entered into two separate sets of agreements to jointly develop and manage certain products in the U.S., including (1) two cholesterol-lowering drugs and (2) an allergy/asthma drug. In December 2001, the cholesterol agreements were expanded to include all countries of the world except Japan. In general, the companies agreed that the collaborative activities under these agreements would operate in a virtual joint venture to the maximum degree possible by relying on the respective infrastructures of the two companies. These agreements generally provide for equal sharing of development costs and for co-promotion of approved products by each company.

The cholesterol agreements provide for Schering-Plough and Merck to jointly develop and commercialize ezetimibe in the cholesterol management field:

i. as a once-daily monotherapy (marketed as ZETIA in the U.S. and Asia and EZETROL in Europe);

ii. in co-administration with various approved statin drugs; and

iii. as a fixed-combination tablet of ezetimibe and simvastatin (Zocor), Merck’s cholesterol-modifying medicine. This combination medication (ezetimibe/simvastatin) is marketed as VYTORIN in the U.S. and as INEGY in many international countries.

ZETIA/EZETROL (ezetimibe) and VYTORIN/INEGY (the combination of ezetimibe/simvastatin) are approved for use in the U.S. and have been launched in several international markets.

Schering-Plough utilizes the equity method of accounting in recording its share of activity from the Merck/Schering-Plough joint venture. See Note 4, “Equity Income,” under Item 8, “Financial Statements and Supplemental Data,” for additional information regarding the profits and costs sharing and accounting as provided by the agreements.

The allergy/asthma agreements provide for the joint development and marketing by the companies of a once-daily, fixed-combination tablet containing CLARITIN and Singulair. Singulair is Merck’s once-daily leukotriene receptor antagonist for the treatment of asthma and seasonal allergic rhinitis. In 2007, a New Drug Application filing for this combination tablet had been accepted by the U.S. Food and Drug Administration (FDA) for standard review.

During 2007, Schering-Plough announced that it had agreed with Merck to commence development of a single-tablet combination of ezetimibe and atorvastatin as a treatment for elevated cholesterol levels.

Information About the Centocor Licenses

REMICADE is licensed from and manufactured by Centocor, Inc., a Johnson & Johnson company. During 2005, Schering-Plough exercised an option under its contract with Centocor for license rights to develop and commercialize golimumab, a fully human monoclonal antibody currently in Phase III trials. Schering-Plough has exclusive marketing rights to both products outside of the U.S., Japan and certain Asian markets. In December 2007, Schering-Plough and Centocor revised their distribution agreement regarding the development, commercialization and distribution of both REMICADE and golimumab, extending Schering-Plough’s rights to exclusively market REMICADE to match the duration of Schering-Plough’s exclusive marketing rights for golimumab. Effective upon regulatory approval of golimumab in the EU, Schering-Plough’s marketing rights for both products will now extend for 15 years after the first commercial sale of golimumab within the EU. Centocor will receive a progressively increased share of profits on Schering-Plough’s distribution of both products in the Schering-Plough marketing territory between 2010 and 2014, and the share of profits will remain fixed thereafter for the remainder of the term. The changes to the duration of REMICADE marketing rights and the profit sharing arrangement for the products are all conditioned on approval of golimumab being granted prior to September 1, 2014. Schering-Plough may independently develop and market golimumab for a Crohn’s disease indication in its territories, with an option for Centocor to participate.

Global Operations

A majority of Schering-Plough’s operations are outside the U.S. With the acquisition of OBS in late 2007, Schering-Plough’s global operations in Human Prescription Pharmaceuticals and Animal Health increased.

Non-U.S. activities are carried out primarily through wholly-owned subsidiaries wherever market potential is adequate and circumstances permit. In addition, Schering-Plough is represented in some markets through licensees or other distribution arrangements.

Currently, Schering-Plough has business operations in more than 140 countries.

For additional information on global operations, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the segment information described above in this 10-K.

Net sales by geographic area

	2007	2006	2005
	(Dollars in millions)

United States	$4,597	$4,192	$3,589
Europe and Canada	5,500	4,403	4,040
Latin America	1,359	990	884
Pacific Area and Asia	1,234	1,009	995

Consolidated net sales	$12,690	$10,594	$9,508

Schering-Plough has subsidiaries in more than 55 countries outside the U.S. Net sales are presented in the geographic area in which Schering-Plough’s customers are located. The following countries accounted for 5 percent or more of consolidated net sales during any of the past three years:

	2007		2006		2005
		% of		% of		% of
		Consolidated	Net	Consolidated	Net	Consolidated
	Net Sales	Net Sales	Sales	Net Sales	Sales	Net Sales
	(Dollars in millions)

Total International net sales	$8,093	64%	$6,402	60%	$5,919	62%

France	965	8%	809	8%	771	8%
Japan	709	6%	669	6%	687	7%
Canada	578	5%	478	5%	418	4%
Italy	498	4%	441	4%	457	5%

Net sales by customer

Sales to a single customer that accounted for 10 percent or more of Schering-Plough’s consolidated net sales during any of the past three years were as follows:

	2007		2006		2005
		% of		% of		% of
		Consolidated	Net	Consolidated	Net	Consolidated
	Net Sales	Net Sales	Sales	Net Sales	Sales	Net Sales
	(Dollars in millions)

McKesson Corporation	$1,526	12%	$1,159	11%	$1,073	11%
Cardinal Health	1,196	9%	1,019	10%	841	9%

Supplemental sales information

Sales of products comprising 10 percent or more of Schering-Plough’s U.S. or international sales for the year ended December 31, 2007, were as follows:

	Amount	Percentage
	(Dollars in millions)

U.S.
NASONEX	$667	15%
OTC CLARITIN	445	10%
International
REMICADE	$1,648	20%

Schering-Plough’s net sales do not include sales of VYTORIN and ZETIA which are managed in the joint venture with Merck, as Schering-Plough accounts for this joint venture under the equity method of accounting.

Long-lived assets by geographic location

	2007	2006	2005
	(Dollars in millions)

United States	$4,310	$2,547	$2,538
Netherlands	7,057	1	1
Ireland	3,414	488	486
Singapore	678	824	840
Other	1,823	804	908

Total	$17,282	$4,664	$4,773

Long-lived assets shown by geographic location are primarily intangibles and property. The significant increase in long-lived assets as of December 31, 2007 is due to the OBS acquisition.

Schering-Plough does not disaggregate assets on a segment basis for internal management reporting and, therefore, such information is not presented.

Research and Development

Schering-Plough’s research activities are primarily aimed at discovering and developing new prescription products and enhancements to existing human prescription products of medical and commercial significance. However, Schering-Plough’s research and development platform also supports its Animal Health and Consumer Health Care products, and often a research and development project will have application in more than one product segment.

Company-sponsored research and development expenditures were $2.9 billion, $2.2 billion, and $1.9 billion in 2007, 2006, and 2005, respectively. As a percentage of consolidated net sales, research and development expenditures represented approximately 23 percent, 21 percent and 20 percent in 2007, 2006 and 2005, respectively.

Schering-Plough’s research activities are concentrated in the six therapeutic areas of focus: Cardiovascular, Central Nervous System, Immunology and Infectious Disease, Oncology, Respiratory and Women’s Health. Schering-Plough also has substantial efforts directed toward biotechnology, vaccine development and immunology. Research activities include expenditures for both internal research efforts and research collaborations with various partners.

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

Schering-Plough has several research and development projects which have been granted fast-track designation by the FDA including: a novel thrombin receptor antagonist for acute coronary syndrome and secondary prevention of subsequent cardiovascular events; boceprevir (a protease inhibitor compound) for hepatitis C; vicriviroc (a CCR5 receptor antagonist) for the treatment of HIV; and an A2a Adenosine receptor antagonist for the treatment of Parkinson’s disease. Of these products, two are in Phase III clinical testing phase: thrombin receptor antagonist, and vicriviroc. Significant expenditures would be required to progress these through development, due to the large number of patients necessary for Phase III trials.

Research and development expenses are expected to continue to increase over the next several years. The primary reason is that Schering-Plough’s pipeline is larger because the new management team has focused on making research and development more productive and because additional pipeline projects were added in the OBS acquisition. Other reasons include the need for larger clinical trials, more frequent clinical trials and longer clinical trials in the current global regulatory environment.

Research and development activities typically continue after a product has been marketed. One reason is to learn of new indications for the product. Another reason is to respond to any safety or effectiveness benefits or risks that may become known as more people use a product for a longer period of time.

Patents, Trademarks and Other Intellectual Property Rights

Overview

Intellectual property protection is critical to Schering-Plough’s ability to successfully commercialize its product innovations. Schering-Plough owns, has applied for, or has licensed rights to, a large number of patents, both in the U.S. and in other countries, relating to compounds, formulations and uses, and manufacturing processes. There is no assurance that the patents Schering-Plough is seeking will be granted or that the patents Schering-Plough has been granted would be found valid if challenged. Moreover, patents relating to particular formulations, uses, or processes do not preclude other manufacturers from employing alternative processes or from marketing alternative formulations or uses that might successfully compete with Schering-Plough’s patented products.

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

Schering-Plough’s Intellectual Property Portfolio

Patent protection for certain Schering-Plough compounds, formulations, processes and uses are important to Schering-Plough’s business and financial results. For many of Schering-Plough’s products, in addition to patents on the compound, Schering-Plough holds other patents on manufacturing processes, formulations, or uses that may extend exclusivity beyond the expiration of the compound patent.

Schering-Plough’s subsidiaries own (or have licensed rights under) a number of patents and patent applications, both in the U.S. and abroad. Patents and patent applications relating to Schering-Plough’s significant products, including, without limitation, VYTORIN, ZETIA, REMICADE, NASONEX, FOLLISTIM/PUREGON, NUVARING, TEMODAR, PEGINTRON and CLARINEX, are of material importance to Schering-Plough.

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

Patent Challenges Under the Hatch-Waxman Act

The Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as Hatch-Waxman, made a complex set of changes to both patent and new drug approval laws in the U.S. Before Hatch-Waxman, no drug could be approved without providing the U.S. Food and Drug Administration (FDA) complete safety and efficacy studies, known as a complete New Drug Application (NDA). Hatch-Waxman authorized the FDA to approve generic versions of innovative medicines without such information upon the filing of an Abbreviated New Drug Application (ANDA). In an ANDA, the generic manufacturer must demonstrate only bioequivalence between the generic version and the NDA-approved drug — not safety and efficacy. Hatch-Waxman provides for limited patent term restoration to partially make up for patent term lost during the time an NDA-approved drug is in regulatory review. NDA-approved drugs also receive a limited period of data exclusivity which prevents the approval of ANDA applications for specific time periods after approval of the NDA-approved drug.

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

Schering-Plough’s 10-K’s and 10-Q’s include a listing of Hatch-Waxman Act challenges to its patents in the “Legal Proceedings” section.

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

Schering-Plough sells over-the-counter (OTC), foot care and sun care products through wholesale and retail drug, food chain and mass merchandiser outlets. Schering-Plough promotes directly to the consumer through television, radio, Internet, print and other advertising media.

The pharmaceutical industry is highly competitive and includes other large companies, some significantly larger than Schering-Plough, with substantial resources for research, product development, advertising, promotion and field selling support.

There are numerous domestic and international competitors in this industry. Some of the principal competitive techniques used by Schering-Plough for its products include research and development of new and improved products, varied dosage forms and strengths and switching prescription products to non-prescription status. In the U.S., many of Schering-Plough’s products are subject to increasingly competitive pricing as managed care groups, institutions, federal and state government entities and agencies and buying groups seek price discounts and rebates. Governmental, third-party payers, practices of U.S. pharmacists and other pressures toward the dispensing of generic products may significantly reduce the sales of certain products when they, or competing products in the same therapeutic category, are no longer protected by patents or exclusivity available under pharmaceutical regulatory laws.

Schering-Plough operates primarily in the prescription pharmaceutical marketplace. However, where appropriate, Schering-Plough seeks regulatory approval to switch prescription products to over-the-counter status as a means of extending a product’s life cycle. In this way, the OTC marketplace is another means of maximizing the return on investments in discovery and development.

Government Regulation

Each of Schering-Plough’s major business segments is subject to significant regulation in multiple jurisdictions. This section describes the general regulatory framework. Additional information about the cost of regulatory compliance and specific impacts on Schering-Plough’s business and financial condition are described under the heading “Regulatory And Competitive Environment In Which Schering-Plough Operates” in Management’s Discussion and Analysis later in this 10-K. Additional information about other regulatory matters can be found in Note 20, “Legal, Environmental and Regulatory Matters,” under Item 8, “Financial Statements and Supplementary Data.”

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

In the EU, including Schering-Plough’s key markets in the United Kingdom, France, Germany and Italy, there is regulation at the local country level and additional regulation at the EU level, through the European Medicines Agency (EMEA). Pharmaceutical products are regulated at both of these levels through various national, mutual recognition or centralized regulatory procedures. The EMEA coordinates the evaluation and supervision of medicinal products throughout the EU. There is no pan-EU market pricing system; however, individual member states have various systems/agencies that regulate price at a local level.

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

Seasonality

Certain of Schering-Plough’s products, particularly the respiratory and sun care products, are seasonal in nature. Seasonal patterns do not have a pronounced effect on the consolidated operations of Schering-Plough.

Environment

To date, compliance with federal, state and local laws regarding discharge of materials into the environment, or protection of the environment, have not had a material effect on Schering-Plough’s operations or financial position.

Employees

At December 31, 2007, Schering-Plough employed approximately 55,000 people worldwide.

Available Information

Schering-Plough’s 10-Ks, 10-Qs, 8-Ks and amendments to those reports that are filed with or furnished to the SEC are available free of charge on Schering-Plough’s website as soon as reasonably practicable after such materials are electronically filed with the SEC. Schering-Plough’s internet address is www.schering-plough.com. Since Schering-Plough began this practice in the third quarter of 2002, each such report has been available on Schering-Plough’s website within 24 hours of filing. Reports filed by Schering-Plough with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site at www.sec.gov that contains reports, proxies and information statements and other information regarding issuers that file electronically with the SEC.

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

Key Schering-Plough products generate a significant amount of Schering-Plough’s profits and cash flows, and any events that adversely affect the markets for its leading products could have a material and negative impact on results of operations and cash flows.

Schering-Plough’s ability to generate profits and operating cash flow depends largely upon the continued profitability of Schering-Plough’s cholesterol franchise, consisting of VYTORIN and ZETIA. In addition, other key products such as REMICADE, NASONEX, PEGINTRON, TEMODAR, CLARINEX, and AVELOX account for a material portion of revenues. As a result of Schering-Plough’s dependence on key products, any events that adversely affects the markets for these products could have a significant impact on results of operations. These events include loss of patent protection, increased costs associated with manufacturing, generic or OTC availability of Schering-Plough’s product or a competitive product, the discovery of previously unknown side effects, increased competition from the introduction of new, more effective treatments and discontinuation or removal from the market of the product for any reason.

For example, the profitability of Schering-Plough’s cholesterol franchise may be adversely affected by competition from multiple generic cholesterol products. The FDA has held a public meeting to solicit comment on making certain prescription drugs available “behind-the-counter” without a prescription and continues to study this scenario. Although the FDA did not indicate what drugs might be included this category, if the FDA approved behind-the-counter sales of products that compete with products of Schering-Plough or the Merck/Schering-Plough cholesterol joint venture, such competition could have an adverse result on sales and profitability.

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

Schering-Plough’s success is dependent on the successful development and marketing of new products, which are subject to substantial risks.

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

Intellectual property protection is critical to Schering-Plough’s ability to successfully commercialize its products. U.S. patents relating to Schering-Plough’s significant products are of material importance to Schering-Plough. Upon the expiration or the successful challenge of Schering-Plough’s patents covering a product, competitors may introduce lower-priced generic or similar branded versions of that product, which may include Schering-Plough’s well-established products.

A generic manufacturer may file an Abbreviated New Drug Application seeking approval after the expiration of the applicable data exclusivity and alleging that one or more of the patents listed in the innovator’s New Drug Application are invalid, not infringed or unenforceable. This allegation is commonly known as a Paragraph IV certification. The innovator then has the ability to file suit against the generic manufacturer to enforce its patents. Generic manufacturers have used Paragraph IV certifications extensively to challenge patents on a wide array of innovative pharmaceuticals, and it is anticipated that this trend will continue. In recent years, some generic manufacturers have launched generic versions of products before the ultimate resolution of patent litigation (commonly known as “at-risk” product launches). Generic entry may result in the loss of a significant portion of sales or downward pressures on the prices at which Schering-Plough offers formerly patented products. Please refer to “Legal Proceedings” in Schering-Plough’s 10-K and 10-Qs for descriptions of pending intellectual property litigation.

Additionally, certain foreign governments have indicated that compulsory licenses to patents may be granted in the case of national emergencies, which could diminish or eliminate sales and profits from those regions and negatively affect Schering-Plough’s results of operations. Further, recent court decisions relating to other companies’ patents in the U.S., potential U.S. legislation relating to patent reform, as well as regulatory initiatives may result in further erosion of intellectual property protection.

Patent disputes can be costly to prosecute and defend and adverse judgments could result in damage awards, increased royalties and other similar payments and decreased sales.

Patent positions can be highly uncertain and patent disputes in the pharmaceutical industry are not unusual. An adverse result in a patent dispute involving Schering-Plough’s patents, or the patents of its collaborators, may lead to a determination by a court that the patent is not infringed, invalid, and/or unenforceable. Such an adverse determination could lead to a loss of market exclusivity. An adverse result in a patent dispute involving patents held by a third party may lead to a determination by a court that the patent is infringed, valid, and enforceable. Such an adverse determination may preclude the commercialization of Schering-Plough’s products through injunctive relief, and/or may lead to significant financial damages for past and ongoing infringement. Due to the uncertainty surrounding patent litigation, parties may settle patent disputes by obtaining a license under mutually agreeable terms in order to decrease risk of an interruption in manufacturing and/or marketing of its products.

The potential for litigation regarding Schering-Plough’s intellectual property rights always exists and may be initiated by third parties attempting to abridge Schering-Plough’s rights. Even if Schering-Plough is ultimately successful in a particular dispute, Schering-Plough may incur substantial costs in defending its patents and other intellectual property rights. See “Patent Challenges Under the Hatch-Waxman Act” in Item 3, “Legal Proceedings” for a list of current Paragraph IV certifications for Schering-Plough products.

Multi-jurisdictional regulations, including those establishing Schering-Plough’s ability to price products, may negatively affect Schering-Plough’s sales and profit margins.

Schering-Plough faces increased pricing pressure globally from managed care organizations, institutions and government agencies and programs that could negatively affect Schering-Plough’s sales and profit margins. For example, in the U.S., the Medicare Prescription Drug Improvement and Modernization Act of 2003 contains a prescription drug benefit for individuals who are eligible for Medicare. The prescription drug benefit became effective on January 1, 2006 and has resulted in increased use of generics and increased purchasing power of those negotiating on behalf of Medicare recipients.

In addition to legislation concerning price controls, other trends could affect Schering-Plough’s business. These trends include legislative or regulatory action relating to pharmaceutical pricing and reimbursement, health care reform initiatives and drug importation legislation and involuntary approval of medicines for OTC use. These trends also include non-governmental initiatives and practices such as consolidation among customers, managed care practices and health care costs containment. Increasingly, market approval, reimbursement of products, prescribers’ practices and policies of third party payors may be influenced by health technology assessments by the National Institute for Health and Clinical Excellence in the UK and other such organizations.

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

Through the acquisition of OBS, Schering-Plough acquired marketed products and pipeline projects in therapeutic areas not currently covered by Schering-Plough’s existing marketed products portfolio and pipeline projects, including women’s health and fertility, anesthesia, and neuroscience, each of which carry unique risks and uncertainties which could have a negative impact on future results of operations.

With its acquisition of OBS, Schering-Plough acquired products in additional therapeutic areas. Each therapeutic area presents a different risk profile, including different benefits and safety issues that must be balanced by Schering-Plough and the regulators as various R&D and marketing decisions are made; unique product liability risks; different patient and prescriber priorities; and different societal pressures. While adding new therapeutic areas may strengthen the business by increasing sales and profits; making the combined company more relevant to patients and prescribers; and diversifying enterprise risk across more areas, such positives may not outweigh the additional risk in a particular therapeutic area or could result in unanticipated costs that could be material.

Market forces continue to evolve and can impact Schering-Plough’s ability to sell products or the price Schering-Plough can charge for products.

A number of intermediaries are involved between drug manufacturers, such as Schering-Plough, and patients who use the drugs. These intermediaries impact the patient’s ability, and their prescribers’ ability, to choose and pay for a particular drug. These intermediaries include health care providers, such as hospitals and clinics; payors and their representatives, such as employers, insurers, managed care organizations and governments; and others in the supply chain, such as pharmacists and wholesalers. Examples include: payors that require a patient to first fail on a generic drug before reimbursing for a more effective, branded product that is more expensive; hospitals that stock and administer only a generic product to in-patients; managed care organizations that may penalize doctors who prescribe outside approved formularies which may not include branded products when a generic is available; and pharmacists who receive larger revenues when they dispense a generic drug over a branded drug. Further, the intermediaries are not required to routinely provide transparent data to patients comparing the effectiveness of generic and branded products or to disclose their own economic benefits that are tied to steering patients toward, or requiring patients to use, generic products rather than branded products.

Government investigations against Schering-Plough could lead to the commencement of civil and/or criminal proceedings involving the imposition of substantial fines, penalties and injunctive or administrative remedies, including exclusion from government reimbursement programs, which could give rise to other investigations or litigation by government entities or private parties.

Schering-Plough cannot predict whether future or pending investigations to which it may become subject would lead to a judgment or settlement involving a significant monetary award or restrictions on its operations.

The pricing, sales and marketing programs and arrangements and related business practices of Schering-Plough and other participants in the health care industry are under increasing scrutiny from federal and state regulatory, investigative, prosecutorial and administrative entities. These entities include the Department of

Justice and its U.S. Attorney’s Offices, the Office of Inspector General of the Department of Health and Human Services, the FDA, the Federal Trade Commission and various state Attorneys General offices. Many of the health care laws under which certain of these governmental entities operate, including the federal and state anti-kickback statutes and statutory and common law false claims laws, have been construed broadly by the courts and permit the government entities to exercise significant discretion. In the event that any of those governmental entities believes that wrongdoing has occurred, one or more of them could institute civil or criminal proceedings which, if resolved unfavorably, could subject Schering-Plough to substantial fines, penalties and injunctive or administrative remedies, including exclusion from government reimbursement programs. In addition, an adverse outcome to a government investigation could prompt other government entities to commence investigations of Schering-Plough or cause those entities or private parties to bring civil claims against it. Schering-Plough also cannot predict whether any investigations will affect its marketing practices or sales. Any such result could have a material adverse impact on Schering-Plough’s results of operations, cash flows, financial condition, or its business.

Congress and certain states have initiated investigations into the timing and disclosure of the ENHANCE clinical trial and related events, as well as the timing of certain stock sales by one executive officer, Carrie Cox.

Regardless of the merits or outcomes of any investigation, government investigations are costly, divert management’s attention from Schering-Plough’s business and may result in substantial damage to Schering-Plough’s reputation.

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

Please refer to “Legal Proceedings” in Item 3 of this 10-K for descriptions of significant pending litigation.

Issues concerning the Merck/Schering-Plough Cholesterol Joint Venture’s ENHANCE clinical trial could have a material adverse effect on the joint venture’s sales of VYTORIN and ZETIA, which in turn could have a material adverse impact on Schering-Plough’s financial condition.

See Item 3, “Legal Proceedings” — “ENHANCE Matter” for background information about the Merck/Schering-Plough cholesterol join venture’s ENHANCE clinical trial and related matters.

These issues concerning the Merck/Schering-Plough cholesterol joint venture’s ENHANCE clinical trial could have a material adverse effect on the Merck/Schering-Plough cholesterol joint venture’s sales of VYTORIN and ZETIA. There was significant negative media surrounding the release of the top-line results. To date in 2008, IMS data shows that prescriptions for VYTORIN and ZETIA have declined. If sales of such products continue to trend down further or remain at current levels for a prolonged period, Schering-Plough’s business, cash flow, results of operations, financial position and prospects could also be materially adversely affected. In addition, unfavorable outcomes resulting from the government investigations or the litigation concerning the sale and promotion of these products could have a material adverse effect on Schering-Plough’s financial position, liquidity and results of operations.

Schering-Plough is subject to governmental regulations, and the failure to comply with, as well as the costs of compliance with, these regulations may adversely affect Schering-Plough’s financial position and results of operations.

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

Developments following regulatory approval may adversely affect sales of Schering-Plough’s products.

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

In the past several years, clinical trials and post-marketing surveillance of certain marketed drugs of competitors within the industry have raised safety concerns that have led to recalls, withdrawals or adverse labeling of marketed products. These situations also have raised concerns among some prescribers and patients relating to the safety and efficacy of pharmaceutical products in general, which have negatively affected the sales of such products. In addition, increased scrutiny of the outcomes of clinical trials have lead to increase volatility in market reaction.

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

The relationships are long-standing and, as the third party’s work and Schering-Plough’s work evolves, priorities and alignments also change. At times new issues develop that were not anticipated at the time contracts were negotiated. These new issues, and related uncertainties in the contracts, also can adversely impact Schering-Plough.

Schering-Plough’s global operations expose Schering-Plough to additional risks, and any adverse event could have a material negative impact on results of operations.

A majority of Schering-Plough’s operations are outside the U.S. With the acquisition of OBS in late 2007, Schering-Plough’s global operations in Human Prescription Pharmaceuticals and Animal Health increased. Acquisitions, such as the recently completed purchase of OBS, further expanded the size, scale and scope of its global operations. Risks inherent in conducting a global business include:

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

The integration of the businesses of Schering-Plough and OBS to create a combined company is a complex process and may be subject to unforeseen developments, which could impact anticipated cost savings from synergies, expected accretion to earnings and results of future operations.

As the two companies are combined, the workforces of Schering-Plough and OBS will continue to face uncertainties until the completion of the integration phase. Although substantial efforts are being made to complete the integration phase as quickly as possible, it is difficult to predict how long the integration phase will last.

The workforces of both companies are learning to use new processes as work is integrated and streamlined. Further, for those employees of the new combined company who have not in the past worked for a U.S.-based global company, the applicable regulatory requirements are different in a number of respects. While substantial efforts are being made to facilitate smooth execution of integration including thorough training and transparent and motivational employee communications — there may be an increased risk of slower execution of various work processes, repeated execution to achieve quality standards and reputational harm in the event of a compliance failure with new and complex regulatory requirements, even if such a failure were inadvertent. Any such events could have an adverse impact on anticipated cost savings from synergies, anticipated accretion to earnings from the transaction and the results of future operations.

The acquisition of OBS expanded Schering-Plough’s animal health business worldwide, which increases the risk that negative events in the animal health industry could have a negative impact on future results of operations.

Through the acquisition of OBS’ animal health businesses, Schering-Plough’s global animal health business is now a more significant business segment. The combined company’s future sales of key animal health products could be adversely impacted by a number of risk factors including certain that are specific to the animal health business. For example, the outbreak of disease carried by animals, such as Bovine Spongiform Encephalopathy (“BSE”) or mad cow disease, could lead to their widespread death and precautionary destruction as well as the reduced consumption and demand for animals, which could adversely impact Schering-Plough’s results of operations. Also, the outbreak of any highly contagious diseases near Schering-Plough’s main production sites could require Schering-Plough to immediately halt production of vaccines at such sites or force Schering-Plough to incur substantial expenses in procuring raw materials or vaccines elsewhere. As the animal health segment of Schering-Plough’s business becomes more significant, the impact of any such events on future results of operations would also become more significant.

The acquisition of OBS increased Schering-Plough’s biologics human and animal health product offerings, including animal health vaccines. Biologics carry unique risks and uncertainties, which could have a negative impact on future results of operations.

The successful development, testing, manufacturing and commercialization of biologics, particularly human and animal health vaccines, is a long, expensive and uncertain process. There are unique risks and uncertainties with biologics, including:

•	There may be limited access to and supply of normal and diseased tissue samples, cell lines, pathogens, bacteria, viral strains and other biological materials. In addition, government regulations in multiple jurisdictions such as the U.S. and European states within the EU, could result in restricted access to, or transport or use of, such materials. If Schering-Plough loses access to sufficient sources of such materials, or if tighter restrictions are imposed on the use of such materials, Schering-Plough may not be able to conduct research activities as planned and may incur additional development costs.

•	The development, manufacturing and marketing of biologics are subject to regulation by the FDA, the European Medicines Agency and other regulatory bodies. These regulations are often more complex and extensive than the regulations applicable to other pharmaceutical products. For example, in the U.S., a Biologics License Application, including both preclinical and clinical trial data and extensive data regarding the manufacturing procedures, is required for human vaccine candidates and FDA approval for the release of each manufactured lot.

•	Manufacturing biologics, especially in large quantities, is sometimes complex and may require the use of innovative technologies to handle living micro-organisms. Manufacturing biologics requires facilities specifically designed for and validated for this purpose, and sophisticated quality assurance and quality control procedures are necessary. Slight deviations anywhere in the manufacturing process, including filling, labeling, packaging, storage and shipping and quality control and testing, may result in lot failures, product recalls or spoilage.

•	Biologics are frequently costly to manufacture because production ingredients are derived from living animal or plant material, and most biologics cannot be made synthetically. In particular, keeping up with the demand for vaccines may be difficult due to the complexity of producing vaccines.

•	The use of biologically derived ingredients can lead to allegations of harm, including infections or allergic reactions, or closure of product facilities due to possible contamination. Any of these events could result in substantial costs.

Schering-Plough is exposed to market risk from fluctuations in currency exchange rates and interest rates.

Schering-Plough operates in multiple jurisdictions and, as such, virtually all sales are denominated in currencies of the local jurisdiction. Additionally, Schering-Plough has entered and will enter into acquisition, licensing, borrowings or other financial transactions that may give rise to currency and interest rate exposure. Since Schering-Plough cannot, with certainty, foresee and mitigate against such adverse fluctuations, fluctuations in currency exchange rates and interest rates could negatively affect Schering-Plough’s results of operations and/or cash flows.

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

Schering-Plough is subject to evolving and complex tax laws in its jurisdictions. Significant judgment is required for determining Schering-Plough’s tax liabilities, and Schering-Plough’s tax returns are periodically examined by various tax authorities. Schering-Plough’s 1997-2007 tax returns remain open for examination by the IRS. Schering-Plough may be challenged by the IRS and other tax authorities on positions it has taken in its income tax returns. Although Schering-Plough believes that its accrual for tax contingencies is adequate for all open years, based on past experience, interpretations of tax law, and judgments about potential actions by tax authorities, due to the complexity of tax contingencies, the ultimate resolution of any tax matters may result in payments greater or less than amounts accrued.

With the acquisition of OBS’s Organon (human pharmaceutical) and Intervet (animal health) businesses, the main tax risks are correspondingly centered in the Netherlands, where management, intellectual property, and beneficial rights as well as product liability have been predominantly centered. The tax position for both Organon and Intervet in the Netherlands has been closed through 2005.

In addition, Schering-Plough may be impacted by changes in tax laws including tax rate changes, changes to the laws related to the remittance of foreign earnings, new tax laws and revised tax law interpretations in domestic and foreign jurisdictions.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Schering-Plough’s corporate and global human pharmaceutical headquarters are located in Kenilworth, New Jersey. The Animal Health global headquarters is located in Boxmeer, Netherlands. Principal U.S. research facilities are located in Kenilworth, Union and Summit, New Jersey; Palo Alto, California; and Nebraska (Animal Health). Principal research facilities outside the U.S. are located in the Netherlands and Scotland. Principal manufacturing facilities are as follows:

Location	Product Type

Belgium	Pharmaceuticals
Brazil	Pharmaceuticals, Animal Health
Cleveland, Tennessee, U.S.A.	Consumer Products
France	Pharmaceuticals
Ireland	Pharmaceuticals, Consumer Products, Animal Health
Kenilworth, New Jersey, U.S.A.	Pharmaceuticals, Consumer Products
Mexico	Pharmaceuticals
Millsboro, Delaware, U.S.A.	Animal Health
Netherlands	Pharmaceuticals, Animal Health
Omaha, Nebraska, U.S.A.	Animal Health
Puerto Rico	Pharmaceuticals
Research Triangle Park, North Carolina, U.S.A.	Pharmaceuticals
Singapore	Pharmaceuticals

Schering-Plough owns the majority of its properties. In general, the properties are adequately maintained and suitable for their purposes. As discussed in more detail in Part II of this 10-K, certain of Schering-Plough’s manufacturing sites operate below capacity.

Schering-Plough is currently in the process of building a U.S. pharmaceutical sciences center in New Jersey. Capital expenditures of approximately $50 million and $40 million were made in 2007 and 2006, respectively, related to this center. Additional capital expenditures of approximately $175 million are expected over the next two years.

Item 3.	Legal Proceedings

Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Schering-Plough Corporation or any of its subsidiaries or to which any of their property is subject, are disclosed below.

Additional information on legal proceedings, including important financial information, can be found in the Litigation Charges discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 3, “Special and Acquisition Related Charges and Manufacturing Streamlining,” and Note 20, “Legal, Environmental and Regulatory Matters,” contained in Item 8, “Financial Statements and Supplementary Data.”

ENHANCE Matter

Background.  The Merck/Schering-Plough cholesterol joint venture markets ZETIA and VYTORIN (a combination of Merck’s Zocor (simvastatin) and Schering-Plough’s Zetia (ezetimibe)).

The Merck/Schering-Plough cholesterol joint venture’s ENHANCE (Effect of Combination Ezetimibe and High-Dose Simvastatin vs. Simvastatin Alone on the Atherosclerotic Process in Patients with Heterozygous Familial Hypercholesterolemia) clinical trial was a surrogate endpoint trial, conducted in 720 patients with

Heterozygous Familial Hypercholesterolemia, a rare condition that affects approximately 0.2% of the population. The primary endpoint was the mean change in the intima-media thickness measured at three sites in the carotid arteries (the right and left common carotid, internal carotid and carotid bulb) between patients treated with ezetimibe/simvastatin 10/80 mg versus patients treated with simvastatin 80 mg alone over a two-year period. There was no statistically significant difference between the treatment groups for the primary endpoint and for each of the components of the primary endpoint, including the common carotid artery. Key secondary imaging endpoints also showed no statistical difference between treatment groups.

On January 14, 2008, the Merck/Schering-Plough cholesterol joint venture announced the top-line results of the ENHANCE clinical trial. There will be fuller discussions of the results of the ENHANCE clinical trial in medical scientific forums, as is customary. A discussion is scheduled for the American College of Cardiology meeting on March 30, 2008.

Technical difficulties in analyzing sometimes fuzzy ultrasound images had consumed a long time period since the last patient was scanned in April 2006 until December 31, 2007, when data from ultrasound images were first unblinded to scientists of the Merck/Schering-Plough cholesterol joint venture. After analysis of the results the summary findings were released by the joint venture on January 14, 2008. In 2008, there has been media speculation about the length of time needed to analyze the ultrasound images and media confusion about the meaning of the trial results.

Medical experts and health advisory groups have long recognized high LDL cholesterol as a significant cardiovascular risk factor and recommended increasingly aggressive treatment of high cholesterol for certain patients. Lowering LDL cholesterol, along with healthy diet and lifestyle changes, remains the cornerstone of lipid treatment for patients at risk for heart disease.

Clinical studies prior to ENHANCE have demonstrated that VYTORIN lowered patients’ LDL cholesterol more than rosuvastatin, atorvastatin and simvastatin at the doses studied and was able to get more patients to their LDL cholesterol goals (as defined by ATP III). The findings from the Merck/Schering-Plough cholesterol joint venture’s ENHANCE clinical trial further confirmed VYTORIN’s effectiveness, compared to simvastatin, at lowering LDL cholesterol. Specifically, there was a significant difference in low-density lipoprotein, or LDL cholesterol lowering seen between the treatment groups — 58% LDL cholesterol lowering at 24 months on ezetimibe/simvastatin as compared to 41% at 24 months on simvastatin alone.

The ENHANCE surrogate endpoint study was not powered nor designed to assess cardiovascular clinical event outcomes, such as the effectiveness of the drugs at lowering the risk of heart attack and stroke. The Merck/Schering-Plough cholesterol joint venture is currently conducting the IMPROVE-IT trial, a large clinical trial comparing VYTORIN (ezetimibe/simvastatin) and simvastatin in more than 10,000 patients. The results of the IMPROVE-IT trial will compare the effectiveness of VYTORIN to simvastatin alone in reducing heart attacks and/or strokes.

Schering-Plough’s stock price declined significantly in early 2008, from $26.64 (closing price) on December 31, 2007 to a 2008 low of $19.02 (closing price) on January 25, 2008 to $21.97 (closing price) on February 28, 2008, the day before this 10-K was filed.

Investigations.  Through the date of filing this 10-K, Schering-Plough, the joint venture and/or its joint venture partner, Merck & Co., Inc. (“Merck”), have received:

•	several letters from Congress, including the House Committee on Energy and Commerce, the House Subcommittee on Oversight and Investigations, and the ranking minority member of the Senate Finance Committee, collectively seeking a combination of witness interviews, documents and information on a variety of issues related to the Merck/Schering-Plough cholesterol joint venture’s ENHANCE clinical trial, the companies’ sale and promotion of VYTORIN, as well as sales of stock by the companies’ corporate officers (including one executive of Schering-Plough who was named in one of the letters, Carrie Cox) since April 2006; and

•	several subpoenas from state officials (such as the State Attorney General or State Department of Justice) in several states, including Connecticut, New York and Oregon, seeking similar information and documents.

Schering-Plough is cooperating with these investigations and working with Merck to respond to the inquiries.

Litigation.  In addition, since mid-January 2008, Schering-Plough has become aware of or been served with litigation, including civil class action lawsuits alleging common law and state consumer fraud claims in connection with Schering-Plough’s sale and promotion of the Merck/Schering-Plough joint-venture products’ VYTORIN and ZETIA; several putative shareholder securities class action lawsuits (where several officers are also named defendants) alleging false and misleading statements and omissions by Schering-Plough and its representatives related to the timing of disclosures concerning the ENHANCE results, allegedly in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934; a Shareholder Derivative Action alleging that the Board of Directors breached its fiduciary obligations relating to the timing of the release of the ENHANCE results; and a letter on behalf of a single shareholder requesting that the Board of Directors investigate the allegations of the putative securities class actions and, if warranted, bring any appropriate legal action on behalf of Schering-Plough.

Schering-Plough is cooperating fully in the government investigations and intends to vigorously defend the lawsuits that have been filed relating to the ENHANCE study.

Patent Matters

As described in “Patents, Trademarks, and Other Intellectual Property Rights” under Item 1, Business, of this 10-K, intellectual property protection is critical to Schering-Plough’s ability to successfully commercialize its product innovations. The potential for litigation regarding Schering-Plough’s intellectual property rights always exists and may be initiated by third parties attempting to abridge Schering-Plough’s rights, as well as by Schering-Plough in protecting its rights. Patent matters described below have a potential material effect on Schering-Plough.

DR.	SCHOLL’S FREEZE AWAY

On July 26, 2004, OraSure Technologies filed an action in the U.S. District Court for the Eastern District of Pennsylvania alleging patent infringement by Schering-Plough Healthcare Products by its sale of DR. SCHOLL’S FREEZE AWAY wart removal product. This matter was settled with no material impact on Schering-Plough’s financial statements and a stipulation dismissing the action was filed by the parties on February 15, 2008.

Patent Challenges Under the Hatch-Waxman Act

While Schering-Plough does not currently believe that any pending Paragraph IV certification proceeding under the Hatch-Waxman Act is material, because there is frequently media and investor interest in such proceedings, Schering-Plough is listing the pending proceedings each quarter. Currently, the following are pending:

•	in July, 2007, Schering-Plough and its licensor, Cancer Research Technologies, Limited, filed a patent infringement action against companies seeking approval of a generic version of certain strengths of TEMODAR capsules;

•	in March 2007, Schering-Plough and an entity jointly owned with Merck filed a patent infringement action against companies seeking approval of a generic version of ZETIA; and

•	in September 2006 and dates thereafter, Schering-Plough filed patent infringement actions against companies seeking approval of generic versions of CLARINEX Tablets, CLARINEX Reditabs, CLARINEX D24, and CLARINEX D12.

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

Securities and Class Action Litigation

Federal Securities Litigation

Following Schering-Plough’s announcement that the FDA had been conducting inspections of Schering-Plough’s manufacturing facilities in New Jersey and Puerto Rico and had issued reports citing deficiencies concerning compliance with current Good Manufacturing Practices, several lawsuits were filed against Schering-Plough and certain named officers. These lawsuits allege that the defendants violated the federal securities law by allegedly failing to disclose material information and making material misstatements. Specifically, they allege that Schering-Plough failed to disclose an alleged serious risk that a new drug application for CLARINEX would be delayed as a result of these manufacturing issues, and they allege that Schering-Plough failed to disclose the alleged depth and severity of its manufacturing issues. These complaints were consolidated into one action in the U.S. District Court for the District of New Jersey, and a consolidated amended complaint was filed on October 11, 2001, purporting to represent a class of shareholders who purchased shares of Schering-Plough stock from May 9, 2000 through February 15, 2001. The complaint seeks compensatory damages on behalf of the class. The Court certified the shareholder class on October 10, 2003. Notice of pendency of the class action was sent to members of that class in July 2007. Discovery has been completed, and motions for summary judgment have been briefed and are pending.

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

Tax Matters

In October 2001, IRS auditors asserted that two interest rate swaps that Schering-Plough entered into with an unrelated party should be recharacterized as loans from affiliated companies, resulting in additional tax liability for the 1991 and 1992 tax years. In September 2004, Schering-Plough made payments to the IRS in the amount of $194 million for income tax and $279 million for interest. Schering-Plough filed refund claims for the tax and interest with the IRS in December 2004. Following the IRS’s denial of Schering-Plough’s claims for a refund, Schering-Plough filed suit in May 2005 in the U.S. District Court for the District of New Jersey for refund of the full amount of the tax and interest. This refund litigation is currently being tried in Newark District court. Schering-Plough’s tax reserves were adequate to cover the above-mentioned payments.

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

Other Matters

Products Liability

Beginning in May of 2007, a number of complaints have been filed in various jurisdictions asserting claims against Organon USA, Inc., Organon Pharmaceuticals USA, Inc., and/or Organon International (“Organon”) arising from Schering-Plough’s marketing and sale of NUVARING, a combined hormonal contraceptive vaginal ring. The plaintiffs contend that Organon failed to adequately warn of the alleged increased risk of venous thromboembolism (“VTE”) posed by NUVARING, and/or downplayed the risk of VTE. The plaintiffs seek damages, heart attacks and strokes. The majority of the cases are currently pending in the United States District Court for District of New Jersey. Other cases are pending in Wisconsin, Missouri, New York and Georgia.

French Matter

Based on a complaint to the French competition authority from a competitor in France and pursuant to a court order, the French competition authority has obtained documents from a French subsidiary of Schering-Plough relating to SUBUTEX, one of the products that the subsidiary markets and sells. Any resolution of this matter adverse to the French subsidiary could result in the imposition of civil fines and injunctive or administrative remedies. On July 17, 2007, the Juge des Libertés et de la Détention ordered the annulment of the search and seizure on procedural grounds. On July 19, 2007, the French authority appealed the order to the French Supreme Court.

In April 2007, the competitor also requested interim relief, a portion of which was granted by the French competition authority in December 2007. The interim relief required Schering-Plough’s French subsidiary to publish in two specialized newspapers information including that the generic has the same quantitative and qualitative composition and the same pharmaceutical form as, and is substitutable for, SUBUTEX. In February 2008, the Paris Court of Appeal confirmed the decision of the French competition authority.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

Listed below are the executive officers and corporate officers of Schering-Plough as February 29, 2008. Unless otherwise indicated, each has held the position indicated for the past five years. Officers serve for one year and until their successors have been duly appointed.

Name	Title	Age

Robert J. Bertolini*	Executive Vice President and Chief Financial Officer(1)	46
John M. Carroll	Vice President, Global Internal Audits(2)	47
C. Ron Cheeley*	Senior Vice President, Global Human Resources(3)	57
Carrie S. Cox*	Executive Vice President and President, Global Pharmaceuticals(4)	50
William J. Creelman	Vice President, Tax(5)	53
Fred Hassan*	Chairman and Chief Executive Officer(6)	62
Steven H. Koehler*	Vice President and Controller(7)	57
Thomas P. Koestler, Ph.D*	Executive Vice President and President, Schering-Plough Research Institute(8)	56
Raul E. Kohan*	Senior Vice President, Corporate Excellence	55
Joseph J. LaRosa	Vice President, Legal Affairs(9)	49
Ian A.T. McInnes	Senior Vice President and President, Global Supply Chain(10)	55
E. Kevin Moore	Vice President and Treasurer	55
Lori Queisser*	Senior Vice President, Global Compliance and Business Practices(11)	47
Thomas J. Sabatino, Jr.*	Executive Vice President and General Counsel(12)	49
Karl Salnoske	Vice President and Chief Information Officer(13)	54
Brent Saunders*	Senior Vice President and President, Consumer Health Care(14)	38
Susan Ellen Wolf	Corporate Secretary, Associate General Counsel and Vice President, Corporate Governance(15)	53

*	Officers as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934.

(1)	Mr. Bertolini joined Schering-Plough in 2003 as Executive Vice President and Chief Financial Officer. Mr. Bertolini was a partner at PricewaterhouseCoopers from 1993 to 2003.

(2)	Mr. Carroll joined Schering-Plough in 2006 as Vice President, Global Internal Audits. Mr. Carroll was Vice President and General Auditor of American Standard Companies from 2005 to 2006, General Auditor of American Standard Companies from 2002 to 2005 and Assistant Treasurer of Bristol-Myers Squibb from 2000 to 2002.

(3)	Mr. Cheeley joined Schering-Plough in 2003 as Senior Vice President, Global Human Resources. Mr. Cheeley was Group Vice President, Global Compensation and Benefits of Pharmacia Corporation from 1998 to 2003.

(4)	Ms. Cox joined Schering-Plough in 2003 as Executive Vice President and President, Global Pharmaceuticals. Ms. Cox was Executive Vice President and President, Global Prescription Business of Pharmacia Corporation from 1999 to 2003.

(5)	Mr. Creelman joined Schering-Plough in 2004 as Vice President, Tax. Mr. Creelman was Senior Tax Counsel of Pfizer from 2003 to 2004. Mr. Creelman was Assistant Vice President — International Tax of CIGNA Corporation from 2002 to 2003.

(6)	Mr. Hassan joined Schering-Plough in 2003 as Chairman of the Board and Chief Executive Officer. Mr. Hassan was Chairman of the Board and Chief Executive Officer of Pharmacia Corporation from 2001 to 2003.

(7)	Mr. Koehler joined Schering-Plough in 2006 as Vice President and Controller. Mr. Koehler was Senior Vice President, Chief Financial Officer and Treasurer from 2004 to 2006, and Vice President, Chief Financial Officer, Treasurer and Corporate Secretary from 2002 to 2004 of The Medicines Company.

(8)	Dr. Koestler was named Executive President and President of Schering-Plough Research Institute in September of 2006. Dr. Koestler was Executive Vice President, Global Development of Schering-Plough Research Institute from 2005 to September of 2006; Executive Vice President of Schering-Plough Research Institute from 2003 to 2005, and Senior Vice President, Global Regulatory Affairs of Pharmacia Corporation from 2001 to 2003.

(9)	Mr. LaRosa became Vice President, Legal Affairs in 2004. Mr. LaRosa was Staff Vice President, Secretary and Associate General Counsel from 2001 to 2004.

(10)	Dr. McInnes joined Schering-Plough in 2004 as Senior Vice President, Global Supply Chain. Dr. McInnes was Senior Vice President, Global Supply Chain of Pharmacia Corporation from 1994 to 2003 and Executive Vice President, Supply Chain, Watson Pharmaceuticals, Inc. from 2003 to 2004.

(11)	Ms. Queisser joined Schering-Plough in February of 2007 as Senior Vice President, Global Compliance and Business Practices. Ms. Queisser was Vice President, Chief Compliance Officer from October 2002 to February 2007, and Executive Director and General Auditor from March 2002 to October 2002 of Eli Lilly Company.

(12)	Mr. Sabatino joined Schering-Plough in 2004 as Executive Vice President and General Counsel. Mr. Sabatino was Senior Vice President and General Counsel of Baxter International, Inc. from 2001 to 2004.

(13)	Mr. Salnoske joined Schering-Plough in 2004 as Vice President and Chief Information Officer. Mr. Salnoske was CEO of Adaptive Trade from 2001 to 2004.

(14)	Mr. Saunders joined Schering-Plough in 2003 as Senior Vice President, Global Compliance and Business Practices. Mr. Saunders was a partner at PricewaterhouseCoopers from 2000 to 2003.

(15)	Ms. Wolf was named Vice President, Corporate Secretary and Associate General Counsel in 2004. She held various positions in Schering-Plough’s Law Department from 2002 to 2004.

Part II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

The principal market for Schering-Plough’s common stock is the New York Stock Exchange. Additional information required by this Item is incorporated by reference from the table captioned “Quarterly Data” (unaudited) under Item 8, “Financial Statements and Supplementary Data.”

The following table provides information with respect to purchases by Schering-Plough of its common shares during the fourth quarter of 2007.

ISSUER PURCHASES OF EQUITY SECURITIES

				Total Number of	Maximum Number
				Shares Purchased as	of Shares that May
			Average	Part of Publicly	Yet Be Purchased
	Total Number of		Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchased		per Share	Programs	Programs

October 1, 2007 through October 31, 2007	11,863	(1)	$32.06	N/A	N/A
November 1, 2007 through November 30, 2007	12,799	(1)	29.12	N/A	N/A
December 1, 2007 through December 31, 2007	108,624	(1)	30.80	N/A	N/A
Total October 1, 2007 through December 31, 2007	133,286	(1)	30.75	N/A	N/A

(1)	All of the shares included in the table above were repurchased pursuant to Schering-Plough’s stock incentive program and represent shares delivered to Schering-Plough by option holders for payment of the exercise price and tax withholding obligations in connection with stock options and stock awards.

Performance Graph

Comparison of Cumulative Total Return
For the Five Years Ended December 31, 2007

	2002	2003	2004	2005	2006	2007

Schering-Plough Corporation	100	81	98	99	114	129
Composite Peer Group	100	108	100	96	112	118
S&P 500 Index	100	128	142	149	172	182

The graph above assumes a $100 investment on December 31, 2002, and reinvestment of all dividends, in each of Schering-Plough’s Common Shares, the S&P 500 Index, and a composite peer group of the major U.S.-based pharmaceutical companies, which are: Abbott Laboratories, Bristol-Myers Squibb Company, Johnson & Johnson, Eli Lilly and Company, Merck & Co., Inc., Pfizer Inc. and Wyeth.

Item 6.	Selected Financial Data

	2007(1)	2006	2005	2004	2003
	(In millions, except per share figures and percentages)

Operating Results
Net sales	$12,690	$10,594	$9,508	$8,272	$8,334
Equity (income)	(2,049)	(1,459)	(873)	(347)	(54)
(Loss)/income before income taxes(2)	(1,215)	1,483	497	(168)	(46)
Net (loss)/income(2)	(1,473)	1,143	269	(947)	(92)
Net (loss)/income available to common shareholders(2)	(1,591)	1,057	183	(981)	(92)
Diluted (loss)/earnings per common share(2)	(1.04)	0.71	0.12	(0.67)	(0.06)
Basic (loss)/earnings per common share(2)	(1.04)	0.71	0.12	(0.67)	(0.06)
Research and development expenses	2,926	2,188	1,865	1,607	1,469
Acquired in-process research and development	3,754	—	—	—	—
Depreciation and amortization expenses	861	568	486	453	417
Financial Position and Cash Flows
Property, net	$7,016	$4,365	$4,487	$4,593	$4,527
Total assets	29,156	16,071	15,469	15,911	15,271
Long-term debt(3)	9,019	2,414	2,399	2,392	2,410
Shareholders’ equity	10,385	7,908	7,387	7,556	7,337
Capital expenditures	618	458	478	489	711
Financial Statistics
Net (loss)/income as a percent of net sales	(11.6)%	10.8%	2.8%	(11.4)%	(1.1)%
Return on average shareholders’ equity	(16.1)%	14.9%	3.6%	(12.7)%	(1.2)%
Net book value per common share(4)	$6.07	$5.10	$4.77	$4.91	$4.99
Other Data
Cash dividends per common share	$0.25	$0.22	$0.22	$0.22	$0.565
Cash dividends paid on common shares	382	326	324	324	830
Cash dividends on preferred shares	99	86	86	30	—
Average shares outstanding used in calculating diluted earnings/(loss) per common share	1,536	1,491	1,484	1,472	1,469
Average shares outstanding used in calculating basic earnings/(loss) per common share	1,536	1,482	1,476	1,472	1,469
Common shares outstanding at year-end	1,621	1,487	1,479	1,474	1,471

(1)	Operating results and other financial information reflects the closing of the OBS acquisition on November 19, 2007, including the impacts of purchase accounting in accordance with SFAS No. 141, “Business Combinations.”

(2)	2007, 2006, 2005, 2004, and 2003 include special and acquisition related charges and manufacturing streamlining costs of $84, $248, $294, $153, and $599, respectively. See Note 3, “Special and Acquisition Related Charges and Manufacturing Streamlining,” for additional information on these charges that were incurred in 2007, 2006, and 2005. The special charges incurred in 2004 included $119 million of employee termination costs and $34 million for asset impairment and related charges. Special charges in 2003 included the increases in litigation reserves of $350 million that resulted from the investigations into Schering-Plough’s sales and marketing practices, approximately $179 million of employee termination costs related to the Voluntary Early Retirement Program announced in August 2003 and $70 million of asset impairment and other charges.

(3)	The increase in long-term debt during 2007 primarily reflects the financing of the OBS acquisition.

(4)	Assumes conversion of all 2007 mandatory convertible preferred stock into approximately 91 million common shares in 2007. Assumes conversion of all 2004 mandatory convertible preferred stock into approximately 65 million common shares in 2006, 69 million common shares in 2005 and 65 million common shares in 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

Overview of Schering-Plough

Schering-Plough is an innovation-driven science-centered global health care company. Schering-Plough discovers, develops and manufactures pharmaceuticals for three customer markets — human prescription, animal health, and consumer. While most of the research and development activity is directed toward prescription products, there are important applications of this central research and development platform into the animal health products and the consumer health care products. Schering-Plough also accesses external innovation via partnering, in-licensing and acquisition for all three customer markets.

Strategy — Focused on Science

Earlier this decade, Schering-Plough experienced a number of business, regulatory, and legal challenges. In April 2003, the Board of Directors named Fred Hassan as the new Chairman of the Board and Chief Executive Officer of Schering-Plough Corporation. With support from the Board, he initiated a strategic plan, with the goal of stabilizing, repairing and turning around Schering-Plough in order to build long-term shareholder value. He also installed a new senior executive team. That strategic plan, the Action Agenda, is a six- to eight-year, five-phase plan. Schering-Plough is currently in the fourth phase of the Action Agenda — Build the Base. During the Build the Base phase, Schering-Plough continues to focus on its strategy of value creation across a broad front, and believes the Organon BioSciences N.V. (OBS) acquisition was a major, transformative accomplishment in this regard. The OBS acquisition added further diversification of marketed products, including two new therapeutic areas (Women’s Health and Central Nervous System), as well as significant strength in Animal Health products and pipeline. Other accomplishments in 2007 include:

•	growing the business, for example there was double digit sales growth in all three product groups, Human Pharmaceuticals, Animal Health and Consumer Health Care;

•	penetrating new markets, including China, Brazil and Russia;

•	expanding the product portfolio for Schering-Plough’s three customer groups — human pharmaceutical, animal health and consumer health care; and

•	discovering and developing or acquiring new products.

A key component of the Action Agenda is applying science to meet unmet medical needs. Research and development activities focus on mechanisms to treat serious diseases. As a result, a core strategy of Schering-Plough is to invest substantial funds in scientific research with the goal of creating therapies and treatments that address important unmet medical needs and also have commercial value. Schering-Plough has been successful in advancing its pipeline into several late-stage projects that will require sizable resources to complete. Consistent with this core strategy, Schering-Plough is increasing its investment in research and development. As Schering-Plough continues to develop the later phase growth-drivers of the pipeline (e.g., sugammadex, thrombin receptor antagonist, golimumab, vicriviroc, boceprevir and asenapine), it anticipates higher spending on clinical trial activities. Schering-Plough’s progressing early pipeline includes drug candidates across a wide range of therapeutic areas with more than 20 compounds now approaching or in Phase I development.

As part of the Action Agenda, Schering-Plough continues to work to enhance infrastructure, upgrade processes and systems and strengthen talent — both the recruitment of talented individuals and the development of key employees. While these efforts are being implemented on a companywide basis, Schering-Plough is focusing especially on research and development to support Schering-Plough’s science-based business.

Further, with the integration of the OBS employees into Schering-Plough much new talent has been added. In addition, as part of the integration of OBS, Schering-Plough has also announced that there will be some workforce reduction to eliminate redundancies.

  2007 Results — Highlights of Schering-Plough’s performance in 2007 are as follows:

•	Closed the acquisition of OBS on November 19, 2007 for a purchase price of approximately Euro 11 billion.

•	Schering-Plough’s net sales in 2007 were $12.7 billion, an increase of $2.1 billion, or 20 percent, as compared to the 2006 period. 2007 net sales included $626 million of sales of products acquired as part of the OBS acquisition.

•	Net loss available to common shareholders in 2007 was $1.6 billion, as compared to net income available to common shareholders of $1.1 billion in 2006. Included in the 2007 net loss is approximately $4.0 billion of charges related to purchase accounting for the OBS acquisition, including a $3.8 billion acquired in-process research and development charge. Cash flow provided by operating activities was $2.6 billion in 2007.

•	Global sales of Schering-Plough’s cholesterol franchise products, VYTORIN and ZETIA, made by the cholesterol joint venture with Merck & Company, Inc. (Merck) continued to grow in 2007 and contributed significantly to Schering-Plough’s improved operating results and cash flow (see note below about 2008 developments). In addition, increased sales of pharmaceutical products such as REMICADE, TEMODAR and NASONEX also contributed favorably to Schering-Plough’s overall operating results and cash flow.

The additional strength that Schering-Plough developed, in 2007 and during the four years since Mr. Hassan and the new management team began the Action Agenda, is key for Schering-Plough in the current environment. The pharmaceutical industry continues to be subject to ever-more critical scrutiny, where events can be mischaracterized and drive amplified reactions. Schering-Plough believes that new scientific data are best presented and discussed at appropriate scientific and medical forums.

  Early 2008 Developments Relating to the Cholesterol Franchise

As explained in more detail in Part I, Item 3, “Legal Proceedings,” “ENHANCE Matter,” in early 2008, Schering-Plough encountered such a challenge when results of a Merck/Schering-Plough cholesterol joint venture clinical trial, called ENHANCE, and joint venture products ZETIA and VYTORIN, became the subject of much media scrutiny prior to fuller discussions of the trial results at appropriate medical forums. A discussion is scheduled for the American College of Cardiology meeting on March 30, 2008.

Medical experts and health advisory groups have long recognized high LDL cholesterol (often known as “bad cholesterol”) as a significant cardiovascular risk factor and recommended increasingly aggressive treatment of high cholesterol for certain patients. Lowering LDL cholesterol, along with a healthy diet and lifestyle changes, remains the cornerstone of lipid treatment for patients at risk for heart disease. Clinical studies, including ENHANCE, have demonstrated that VYTORIN lowers patients’ LDL cholesterol more than rosuvastatin, atorvastatin and simvastatin at the doses studied and was able to get more patients to their LDL cholesterol goals (as defined by ATP III).

While it is too early to tell the impact of the joint venture’s ENHANCE trial results on the joint ventures’ cholesterol business, Schering-Plough’s diversified group of products and geographic areas, as well as its highly experienced executive team, gives Schering-Plough additional strength that will be helpful in weathering this situation.

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

Cholesterol Franchise

Schering-Plough’s cholesterol franchise products, VYTORIN and ZETIA, are managed through a joint venture between Schering-Plough and Merck for the treatment of elevated cholesterol levels in all markets outside of Japan. ZETIA is Schering-Plough’s novel cholesterol absorption inhibitor. VYTORIN is the combination of ZETIA and Zocor (simvastatin), a statin medication developed by Merck. The financial commitment to compete in the cholesterol reduction market is shared with Merck, and profits from the sales of VYTORIN and ZETIA are also shared with Merck. The operating results of the joint venture with Merck are recorded using the equity method of accounting.

The cholesterol-reduction market is the single largest pharmaceutical category in the world. VYTORIN and ZETIA are competing in this market, and on a combined basis, these products continued to grow in terms of sales and market share during 2007 (see note above about 2008 developments). A material change in the sales or market share of Schering-Plough’s cholesterol franchise would have a significant impact on Schering-Plough’s consolidated results of operations and cash flows. In order to maintain and enhance its infrastructure and business, Schering-Plough must continue to increase profits. This increased profitability is largely dependent upon the performance of Schering-Plough’s cholesterol franchise.

Japan is not included in the joint venture with Merck. In the Japanese market, Bayer Healthcare is co-marketing Schering-Plough’s cholesterol-absorption inhibitor, ZETIA, which was approved in Japan in April 2007 as a monotherapy and co-administered with a statin for use in patients with hypercholesterolemia, familial hypercholesterolemia or homozygous sitosterolemia. ZETIA was launched in Japan during June 2007. Schering-Plough’s sales of ZETIA in Japan under the co-marketing agreement with Bayer Healthcare are recognized in net sales.

License Arrangements with Centocor

REMICADE is prescribed for the treatment of inflammatory diseases such as rheumatoid arthritis, early rheumatoid arthritis, psoriatic arthritis, Crohn’s disease, ankylosing spondylitis, plaque psoriasis and ulcerative colitis. REMICADE is Schering-Plough’s second largest marketed pharmaceutical product line (after the cholesterol franchise). REMICADE is licensed from and manufactured by Centocor, Inc., a Johnson & Johnson company. During 2005, Schering-Plough exercised an option under its contract with Centocor for license rights to develop and commercialize golimumab, a fully human monoclonal antibody currently in Phase III trials. Schering-Plough has exclusive marketing rights to both products outside of the U.S., Japan and certain Asian markets. In December 2007, Schering-Plough and Centocor revised their distribution agreement regarding the development, commercialization and distribution of both REMICADE and golimumab, extending Schering-Plough’s rights to exclusively market REMICADE to match the duration of Schering-Plough’s exclusive marketing rights for golimumab. Effective upon regulatory approval of golimumab in the EU, Schering-Plough’s marketing rights for both products will now extend for 15 years after the first commercial sale of golimumab within the EU. Centocor will receive a progressively increased share of profits on Schering-Plough’s distribution of both products in the Schering-Plough marketing territory between 2010 and 2014, and the share of profits will remain fixed thereafter for the remainder of the term. The changes to the duration of REMICADE marketing rights and the profit sharing arrangement for the products are all conditioned on approval of golimumab being granted prior to September 1, 2014. Schering-Plough may independently develop and market golimumab for a Crohn’s disease indication in its territories, with an option for Centocor to participate. In addition, Schering-Plough and Centocor agreed to utilize an autoinjector device in the commercialization of golimumab and further agreed to share its development costs. For the rights to this device, Schering-Plough made an upfront payment of $21 million, which is included in research and development expenses for the year ended December 31, 2007.

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

Schering-Plough continually reviews the business, including manufacturing operations, to identify actions that will enhance long-term competitiveness. However, Schering-Plough’s manufacturing cost base is relatively fixed, and actions to significantly reduce Schering-Plough’s manufacturing infrastructure, including OBS’ manufacturing operations acquired during 2007, involve complex issues. As a result, shifting products between manufacturing plants can take many years due to construction and regulatory requirements, including revalidation and registration requirements. From time to time, actions are taken to enhance Schering-Plough’s overall manufacturing efficiency. For example, during 2006, Schering-Plough closed a manufacturing plant in Puerto Rico and in 2007 began the process of closing a small manufacturing facility in the Asia Pacific region. Schering-Plough continues to review the carrying value of manufacturing assets for indications of impairment. Future events and decisions may lead to additional asset impairments or related costs.

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

A number of intermediaries are involved between drug manufacturers, such as Schering-Plough, and patients who use the drugs. These intermediaries impact the patient’s ability, and their precribers’s ability, to choose and pay for a particular drug. These intermediaries include health care providers, such as hospitals and clinics; payors and their representatives, such as employers, insurers, managed care organizations and governments; and others in the supply chain, such as pharmacists and wholesalers. Further, in the U.S., many of Schering-Plough’s pharmaceutical products are subject to increasingly competitive pricing as certain of the intermediaries (including managed care groups, institutions and government agencies) seek price discounts. In most international markets, Schering-Plough operates in an environment of government mandated cost-containment programs. Also, the pricing, sales and marketing programs and arrangements, and related business practices of Schering-Plough and other participants in the health care industry are under increasing scrutiny from federal and state regulatory, investigative, prosecutorial and administrative entities.

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

OBS Acquisition

On November 19, 2007, Schering-Plough acquired OBS for a purchase price of approximately Euro 11 billion in cash, or approximately $16.1 billion.

Commencing from the acquisition date, OBS’ assets acquired and liabilities assumed, as well as the results of OBS’ operations, are included in Schering-Plough’s consolidated financial statements. There were approximately one and one-half months of results of operations relating to OBS included in Schering-Plough’s Statement of Consolidated Operations for the year ended December 31, 2007.

The impact of purchase accounting, based on a preliminary valuation, resulted in the following non-cash charges in 2007:

•	Acquired In-Process Research and Development (IPR&D), which was a one-time charge of approximately $3.8 billion.

•	Amortization of inventory adjusted to fair value, of which approximately $1.1 billion will be charged to Cost of Sales ($258 million in 2007) approximately over a one year period from the acquisition date.

•	Amortization of acquired intangible assets adjusted to fair value, of which $6.8 billion will be amortized over a weighted average life of 15 years to Cost of Sales ($65 million in 2007).

•	Incremental depreciation relating to the adjustment in fair value on property, plant and equipment of $885 million that will be depreciated primarily to Cost of Sales over the lives of the applicable property ($3 million in 2007).

The $3.8 billion acquired IPR&D charge was associated with research projects in the women’s health, central nervous system and anesthesia therapeutic areas of human health as well as research projects in animal health. The amount was determined by using discounted cash flow projections of identified research projects for which technological feasibility had not been established and for which there was no alternative future use. The discount rates used ranged from 14 percent to 18 percent. The projected launch dates following FDA or other regulatory approval are years 2008 through 2013, at which time Schering-Plough expects these projects to begin to generate cash flows. All of the research and development projects considered in the valuation are subject to the normal risks and uncertainties associated with demonstrating the safety and efficacy required to obtain FDA or other regulatory approvals.

DISCUSSION OF OPERATING RESULTS

The results of operations in 2007 discussed below include OBS’ product sales and expenses as well as certain non-cash charges relating to purchase accounting associated with the OBS acquisition.

Net Sales

A significant portion of net sales is made to major pharmaceutical and health care product distributors and major retail chains in the U.S. Consequently, net sales and quarterly growth comparisons may be affected by fluctuations in the buying patterns of major distributors, retail chains and other trade buyers. These fluctuations may result from seasonality, pricing, wholesaler, retail and trade buying decisions, changes in overall demand factors or other factors. In addition to these fluctuations, sales of many pharmaceutical products in the U.S. are subject to increased pricing pressure from managed care groups, institutions, government agencies, and other groups seeking discounts. Schering-Plough and other pharmaceutical manufacturers in the U.S. market are also required to provide statutorily defined rebates to various government agencies in order to participate in the Medicaid program, the veterans health care program, and other government-funded programs. The Medicare Prescription Drug Improvement and Modernization Act of 2003 contains a prescription drug benefit for individuals who are eligible for Medicare. This prescription drug benefit became effective on January 1, 2006 and is resulting in increased use of generics and increased purchasing power of those negotiating on behalf of Medicare recipients. In most international markets, Schering-Plough operates in an environment where governments may and have mandated cost-containment programs, placed restrictions on physician prescription levels and patient reimbursements, emphasized greater use of generic drugs and enacted across-the-board price cuts as methods to control costs.

Consolidated net sales in 2007 were $12.7 billion, an increase of $2.1 billion or 20 percent as compared to 2006. Consolidated net sales in 2007 included $626 million of OBS’ net sales related to the period subsequent to the acquisition. The increase also reflects the growth in sale volumes of REMICADE, TEMODAR, NASONEX and AVELOX as well as contributions from Animal Health and Consumer Health Care and a favorable impact of 4 percent from foreign exchange.

Consolidated net sales in 2006 were $10.6 billion, an increase of $1.1 billion or 11 percent compared to 2005. The increase primarily reflected the growth in sale volumes of REMICADE, NASONEX, PEGINTRON and TEMODAR. This increase also reflected an unfavorable impact of 1 percent from foreign exchange.

Net sales for the years ended December 31, 2007, 2006, and 2005 were as follows:

				% Increase (Decrease)
	2007	2006	2005	2007/2006	2006/2005
	(Dollars in millions)

HUMAN PRESCRIPTION PHARMACEUTICALS	$10,173	$8,561	$7,564	19%	13%
REMICADE	1,648	1,240	942	33	32
NASONEX	1,092	944	737	16	28
PEGINTRON	911	837	751	9	11
TEMODAR	861	703	588	22	20
CLARINEX/AERIUS	799	722	646	11	12
CLARITIN Rx	391	356	371	10	(4)
AVELOX	384	304	228	26	34
INTEGRILIN	332	329	315	1	5
REBETOL	277	311	331	(11)	(6)
CAELYX	257	206	181	25	13
INTRON A	233	237	287	(2)	(17)
SUBUTEX/SUBOXONE	220	203	197	8	3
ASMANEX	162	103	11	57	N/M
Other Pharmaceutical	2,606	2,066	1,979	26	44
ANIMAL HEALTH	1,251	910	851	37	7
CONSUMER HEALTH CARE	1,266	1,123	1,093	13	3
OTC	682	558	556	22	N/M
Foot Care	345	343	333	1	3
Sun Care	239	222	204	8	9

CONSOLIDATED NET SALES	$12,690	$10,594	$9,508	20%	11%

N/M — Not a meaningful percentage.

Sales of Human Prescription Pharmaceuticals in 2007 totaled $10.2 billion, a $1.6 billion or 19% increase compared to 2006. Included in 2007 are $409 million of net sales related to Organon, the human health business of OBS. Sales of Human Prescription Pharmaceuticals in 2006 totaled $8.6 billion, a $1.0 billion or 13% increase compared to 2005.

International net sales of REMICADE, a drug for the treatment of immune-mediated inflammatory disorders such as rheumatoid arthritis, early rheumatoid arthritis, psoriatic arthritis, Crohn’s disease, ankylosing spondylitis, plaque psoriasis, and ulcerative colitis, were up 33 percent to $1.6 billion in 2007 as compared to 2006 driven by continued market growth, expanded use across indications and a favorable impact from foreign exchange. Global net sales increased 32 percent in 2006 to $1.2 billion as compared to 2005, due to greater demand, expanded indications and continued market growth. Competitive products for the indications referred to above have been introduced during 2006 and 2007.

Global net sales of NASONEX Nasal Spray, a once-daily corticosteroid nasal spray for allergies, rose 16 percent to $1.1 billion in 2007 as compared to 2006 due to increased sales across all geographic regions, and 28 percent to $944 million in 2006 as compared to 2005, as the product captured greater U.S. and international market share in 2006. Competitive products have been introduced in 2007.

Global net sales of PEGINTRON Powder for Injection, a pegylated interferon product for treating hepatitis C, increased 9 percent to $911 million in 2007 as compared to 2006 due to higher sales in Latin America and emerging markets across Europe, and tempered by lower sales in Japan due to increased competition and a decrease in the U.S. market size. Global net sales increased 11 percent to $837 million in 2006 as compared to 2005 reflecting higher sales volume in Japan and the U.S. In Japan, sales in 2005 benefited from a significant number of patients who were waiting for approval of PEGINTRON before beginning treatment.

Global net sales of TEMODAR Capsules, a treatment for certain types of brain tumors, increased 22 percent to $861 million in 2007 as compared to 2006 due to increased sales across geographic markets, including Japan, where the product was launched in September 2006. Global net sales increased 20 percent to $703 million in 2006 as compared to 2005 due to the increased utilization for new indications.

Global net sales of CLARINEX (marketed as AERIUS in many countries outside the U.S.), for the treatment of seasonal outdoor allergies and year-round indoor allergies, in 2007 increased 11 percent to $799 million as compared to 2006 primarily due to higher sales in international markets. Global net sales in 2006 increased 12 percent to $722 million as compared to 2005 due to increased demand in Europe and Latin America as well as increased sales in the U.S. despite slightly declining market share.

International net sales of prescription CLARITIN increased 10 percent to $391 million in 2007 as compared to 2006 reflecting growth in Latin America, Asia Pacific and Japan. Sales in 2006 decreased 4 percent to $356 million as compared to 2005.

Net sales of AVELOX, a fluoroquinolone antibiotic for the treatment of certain respiratory and skin infections, sold primarily in the U.S. by Schering-Plough as a result of its license agreement with Bayer, increased 26 percent to $384 million in 2007 as compared to 2006 primarily as a result of increased market share. Net sales in 2006 increased 34 percent to $304 million in 2006 as compared to $228 million in 2005 due to share growth and new indications.

Global net sales of INTEGRILIN Injection, a glycoprotein platelet aggregation inhibitor for the treatment of patients with acute coronary syndrome, which is sold primarily in the U.S. by Schering-Plough, increased 1 percent to $332 million in 2007 as compared to 2006. During 2006, sales increased 5 percent to $329 million as compared to 2005.

Global 2007 net sales of REBETOL Capsules, for use in combination with PEGINTRON or INTRON A for treating hepatitis C, decreased 11 percent to $277 million as compared to 2006 due to lower patient enrollment in Japan and increased generic competition. Global net sales in 2006 decreased 6 percent to $311 million as compared to 2005 due to lower sales in Europe and increased competition. In Japan, sales in 2005 benefited from the significant number of patients who were waiting for approval of PEGINTRON before beginning hepatitis C treatment.

International net sales of CAELYX, for the treatment of ovarian cancer, metastatic breast cancer and Kaposi’s sarcoma, increased 25 percent to $257 million in 2007 as compared to 2006 primarily due to increased sales in Latin America and a favorable impact from foreign exchange. Sales in 2006 increased 13 percent to $206 million as compared to 2005 primarily due to an expanding market for this product.

Global net sales of INTRON A Injection, for chronic hepatitis B and C and other antiviral and anticancer indications, decreased 2 percent to $233 million in 2007 as compared to 2006, and 17 percent in 2006 to

$237 million as compared to 2005. The decrease in both 2007 and 2006 were due to the conversion to PEGINTRON for treating hepatitis C in Japan.

International net sales of SUBUTEX/SUBOXONE, for the treatment of opiate addiction, increased 8 percent to $220 million in 2007 as compared to 2006 as a result of a benefit from foreign exchange. Sales increased 3 percent to $203 million in 2006 as compared to 2005 due to increased market share. In October 2006, SUBOXONE was approved by the EU, including the 25 member states as well as Iceland and Norway, for the treatment of opioid dependence.

Global net sales of ASMANEX, an orally inhaled steroid for asthma, were up 57 percent to $162 million in 2007 as compared to 2006 primarily due to market share growth in the U.S. Sales increased to $103 million in 2006 as compared to 2005 due to the ASMANEX launch commencing in late 2005.

Other pharmaceutical net sales include all net sales of Organon from the date of the acquisition through December 31, 2007 and a large number of lower sales volume human prescription pharmaceutical products. Net sales of Organon were $409 million in 2007 and included $57 million for FOLLISTIM/PUREGON, a fertility treatment, and $45 million for NUVARING, a contraception product. Also included in other pharmaceutical sales are several lower volume products which are often sold in limited markets outside the U.S., and many are multiple source products no longer protected by patents. These products include treatments for respiratory, cardiovascular, dermatological, infectious, oncological and other diseases. Included in other pharmaceutical sales is sales of Schering-Plough’s albuterol products. In 2005, the FDA issued a Final Rule that requires all CFC albuterol products, including Schering-Plough’s PROVENTIL CFC, be removed from the market no later than December 31, 2008. Schering-Plough’s transition to albuterol HFA (PROVENTIL HFA) is complete. Schering-Plough no longer manufactures the CFC product and all remaining CFC inventories have been sold during 2007. Schering-Plough is uncertain as to the ultimate impact on Schering-Plough’s overall future sales of PROVENTIL HFA, due to the complexities and multiple external factors influencing this transition, including competing albuterol HFA products.

Global net sales of Animal Health products increased 37 percent to $1.3 billion in 2007 as compared to 2006. Included in global Animal Health net sales are $217 million related to Intervet, the animal health business of OBS, for the period subsequent to the acquisition. Global net sales in 2007 also benefited from solid growth in all geographic areas, led by the cattle and companion animal product lines, coupled with a positive impact from foreign currency exchange rates. Global net sales increased 7 percent in 2006 to $910 million as compared to 2005, reflecting strong growth of core brands across most geographic and species areas led by higher sales of companion animal products. The Animal Health segment’s sales growth rate is impacted by intense competition and the frequent introduction of generic products.

Global net sales of Consumer Health Care products, which include OTC, foot care and sun care products, increased 13 percent or $143 million as compared to 2006. The increase in 2007 was primarily due to the sales of MiraLAX, which was launched in February 2007 as the first Rx-to-OTC switch in the laxative category in more than 30 years, and higher sales of OTC CLARITIN. Global net sales in 2006 increased 3 percent or $30 million as compared to 2005 reflecting an increase in sales of sun care products and DR. SCHOLL’S and other foot care products. Sales of OTC CLARITIN increased 18 percent to $462 million in 2007 as compared to 2006 due to sales growth across all product forms. OTC CLARITIN sales decreased 1 percent in 2006 as compared to 2005 as a result of the restrictions on the retail sale of OTC products containing pseudoephedrine (PSE). In addition, OTC CLARITIN continues to face competition from private labels and branded loratadine, and a competing prescription antihistamine was launched for OTC sale in early 2008. Net sales of sun care products increased $17 million or 8 percent in 2007 as compared to 2006 due to COPPERTONE CONTINUOUS SPRAY line extensions, and $18 million or 9 percent in 2006 as compared to 2005, primarily due to the success of new COPPERTONE CONTINUOUS SPRAY products launched in 2005. Future sales in the Consumer Health Care segment are difficult to predict because the consumer health care market is highly competitive, with heavy advertising to consumers and frequent competitive product introductions.

Costs, Expenses and Equity Income

A summary of costs, expenses and equity income for the years ended December 31, 2007, 2006 and 2005 is as follows:

				% Increase (Decrease)
	2007	2006	2005	2007/2006	2006/2005
	(Dollars in millions)

Gross margin	65.3%	65.1%	64.8%	0.2%	0.3%
Selling, general and administrative (SG&A)	$5,468	$4,718	$4,374	15.9%	7.9%
Research and development (R&D)	2,926	2,188	1,865	33.7%	17.3%
Acquired in-process research and development (IPR&D)	3,754	—	—	N/M	N/M
Other (income)/expense, net	(683)	(135)	5	N/M	N/M
Special and acquisition-related charges	84	102	294	N/M	N/M
Equity income	(2,049)	(1,459)	(873)	40.4%	N/M

N/M — Not a meaningful percentage

Substantially all the sales of cholesterol products are not included in Schering-Plough’s net sales. The results of these sales are reflected in equity income. In addition, due to the virtual nature of the joint venture, Schering-Plough incurs substantial selling, general and administrative expenses that are not captured in equity income but are included in Schering-Plough’s Statements of Consolidated Operations. As a result, Schering-Plough’s gross margin, and ratios of SG&A expenses and R&D expenses as a percentage of net sales do not reflect the benefit of the impact of the joint venture’s operating results.

Gross margin

Gross margin was 65.3 percent in 2007 as compared to 65.1 percent in 2006. Gross margin in 2007 was unfavorably impacted by $326 million of purchase accounting adjustments included in cost of sales. These purchase accounting adjustments were a result of the amortization of fair values of certain assets acquired as part of the OBS acquisition. Gross margin in 2007, when compared to 2006, benefited from realized cost savings of approximately $100 million from manufacturing streamlining in 2006, the non-recurrence of $146 million of charges associated with the aforementioned manufacturing streamlining actions and favorable product mix.

Despite negative impacts on cost of sales from the costs resulting from Schering-Plough’s actions to streamline its manufacturing operations during 2006, gross margin increased to 65.1 percent in 2006 from 64.8 percent in 2005. This improvement in gross margin was primarily due to increased sales of higher margin products and process improvements within Schering-Plough’s supply chain, including cost savings from the manufacturing streamlining activities completed during 2006. In 2006, cost of sales included charges totaling $146 million associated with Schering-Plough’s actions to streamline its manufacturing operations, offset by savings of approximately $30 million as a result of these actions. See Note 3, “Special and Acquisition Related Charges and Manufacturing Streamlining,” under Item 8, “Financial Statements and Supplemental Data,” for additional information.

Selling, general and administrative

Selling, general and administrative expenses (SG&A) increased 16 percent to $5.5 billion in 2007 as compared to 2006. Included in SG&A in 2007 were $227 million from OBS. In addition, the increase in SG&A reflects higher promotion spending, ongoing investments in emerging markets and an unfavorable impact from foreign exchange.

SG&A increased 8 percent to $4.7 billion in 2006 as compared to 2005, reflecting ongoing investments in emerging markets and field support for product launches as well as higher promotional spending.

Research and development

Research and development (R&D) spending increased 34 percent to $2.9 billion in 2007 as compared to the 2006 period. Included in R&D in 2007 were $111 million from OBS. Also included in R&D were upfront payments of $197 million mainly related to certain licensing transactions. The increase in R&D spending versus 2006 also reflects higher spending for clinical trials and related activities and investments to build greater breadth and capacity to support the continued expansion of Schering-Plough’s pipeline. In 2006, R&D spending increased 17 percent to $2.2 billion as compared to the 2005 period. The 2006 increase was due to higher costs associated with clinical trials as well as building greater breadth and capacity to support Schering-Plough’s progressing pipeline. Generally, changes in R&D spending reflect the timing of Schering-Plough’s funding of both internal research efforts and research collaborations with various partners to discover and develop a steady flow of innovative products.

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

Acquired in-process research and development

The acquired in-process research and development charge of $3.8 billion in 2007 was a result of the OBS acquisition and represents the immediate expense recognition of the fair value of acquired research projects for which technological feasibility has not been established and for which there is no alternative future use.

Other (income)/expense, net

Schering-Plough had other income, net, of $683 million in 2007 compared to $135 million of other income, net, in 2006 and other expense, net, of $5 million in 2005. Other income, net, in 2007 included net realized gains on foreign currency options of $510 million related to the OBS acquisition. The increase in other income, net, in 2007 also reflected higher interest income due to higher balances of cash equivalents and short-term investments partially offset by higher interest expense due to the issuance of new debt.

Special and acquisition related charges and manufacturing streamlining

2007 special and acquisition related charges

During the year ended December 31, 2007, Schering-Plough incurred $84 million of special and acquisition-related charges, comprised of $61 million of integration-related costs for the OBS acquisition and $23 million of severance charges as part of integration activities.

2006 manufacturing streamlining

During 2006, Schering-Plough implemented changes to its manufacturing operations in Puerto Rico and New Jersey that have streamlined its global supply chain and further enhanced Schering-Plough’s long-term competitiveness. These changes resulted in the phase-out and closure of Schering-Plough’s manufacturing operations in Manati, Puerto Rico, and additional workforce reductions in Las Piedras, Puerto Rico, and New Jersey. In total, these actions resulted in the elimination of over 1,000 positions. Schering-Plough expects these actions to yield an annualized cost savings of approximately $100 million.

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

The following table summarizes activities reflected in the consolidated financial statements related to changes to Schering-Plough’s manufacturing operations which were completed in 2006:

	Charges
	included in	Special	Total	Cash	Non-cash	Accrued
	Cost of sales	charges	charges	payments	charges	Liability
	(Dollars in millions)

Accrued liability at January 1, 2006						$—
Severance	$—	$47	$47	$(35)	$—	12
Asset impairments	—	55	55	—	(55)	—
Accelerated depreciation	93	—	93	—	(93)	—
Inventory write-offs	46	—	46	—	(46)	—
Other	7	—	7	(2)	(5)	—

Total	$146	$102	$248	$(37)	$(199)

Accrued liability at December 31, 2006						$12

Severance				(12)		(12)

Accrued liability at December 31, 2007						$—

2005 special charge activities

Special charges incurred in 2005 are as follows:

2005
(Dollars in Millions)

Litigation charges	$250
Employee termination costs	28
Asset impairment and other charges	16

$294

Litigation Charges:  In 2005, litigation reserves were increased by $250 million. This increase resulted in a total reserve of $500 million for the Massachusetts Investigation, as well as the investigations and the state litigation disclosed under “AWP Litigation and Investigations” in Note 20, “Legal, Environmental and Regulatory Matters,” representing Schering-Plough’s then current estimate to resolve this matter. On August 29, 2006, Schering-Plough announced it had reached an agreement with the U.S. Attorney’s Office for the District of Massachusetts and the U.S. Department of Justice to settle the Massachusetts Investigation for an aggregate amount of $435 million plus interest. This settlement amount relates only to the Massachusetts Investigation. The AWP investigations and litigation are ongoing. During 2007, Schering-Plough made payments totaling $435 million related to this settlement.

Employee termination costs:  Employee termination costs in 2005 consisted of $7 million associated with a Voluntary Early Retirement Program (VERP) in the U.S. during 2003 and $21 million of other employee termination costs.

Asset impairment and other charges:  For the year ended December 31, 2005, Schering-Plough recognized asset impairment and other charges of $16 million related primarily to the consolidation of Schering-Plough’s U.S. biotechnology organizations.

Equity income

Sales of the Merck/Schering-Plough cholesterol joint venture totaled $5.2 billion, $3.9 billion, and $2.4 billion in 2007, 2006, and 2005, respectively. The sales growth in 2007 was due primarily to higher market share and market growth in the U.S. and continued expansion into international markets. The sales growth in 2006 was due primarily to an increase in market share.

The companies bear the costs of their own general sales forces and commercial overhead in marketing joint venture products around the world. In the U.S., Canada and Puerto Rico, the cholesterol agreements provide for a reimbursement to each company for physician details that are set on annual basis, and in Italy, a contractual amount is included in the profit sharing calculation that is not reimbursed. In the U.S., Canada and Puerto Rico, this amount is equal to each company’s physician details multiplied by a contractual fixed fee. Schering-Plough reports these amounts as part of equity income. These amounts do not represent a reimbursement of specific, incremental and identifiable costs for Schering-Plough’s detailing of the cholesterol products in these markets. In addition, these amounts are not reflective of Schering-Plough’s sales effort related to the joint venture, as Schering-Plough’s sales force and related costs associated with the joint venture are generally estimated to be higher.

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

Certain specified research and development expenses are generally shared equally by Schering-Plough and Merck. Under certain conditions, as specified in the joint venture agreements with Merck, Schering-Plough could be entitled to receive reimbursements of its future research and development expenses of up to $105 million. Additional information regarding the joint venture with Merck is also included in Note 4, “Equity Income,” under Item 8, “Financial Statements and Supplementary Data.”

Equity income from the Merck/Schering-Plough joint venture totaled $2.0 billion, $1.5 billion, and $873 million in 2007, 2006, and 2005, respectively. The increase in 2007 equity income as compared to 2006 reflected higher market share in the U.S. and international sales growth. The increase in 2006 equity income as compared to 2005 reflected continued strong sales of VYTORIN and ZETIA.

During 2005, Schering-Plough recognized milestones from Merck of $20 million related to certain European approvals of VYTORIN (ezetimibe/simvastatin) in 2005.

It should be noted that Schering-Plough incurs substantial selling, general and administrative and other costs, which are not reflected in equity income and instead are included in the overall cost structure of Schering-Plough.

Provision for income taxes

Tax expense was $258 million, $362 million, and $228 million in 2007, 2006, and 2005, respectively. The 2007 tax provision included tax benefits of $89 million related to the amortization of fair values of certain assets acquired as part of the OBS acquisition. The 2006 income tax provision primarily relates to foreign taxes. The 2005 tax provision includes a benefit of $46 million related to an IRS Notice issued in August 2005, which resulted in a reduction of the previously accrued tax liability attributable to repatriations under the American Jobs Creation Act of 2004 (AJCA). The tax provisions in 2007, 2006 and 2005 do not include any benefit related to U.S. operating losses. During 2004, Schering-Plough established a valuation allowance on its net U.S. deferred tax assets, including the benefit of U.S. operating losses, as management concluded that it is not more likely than not that the benefit of the U.S. net deferred tax assets can be realized. At December 31, 2007, Schering-Plough continues to maintain a valuation allowance against its U.S. net deferred tax assets. Schering-Plough expects to report a U.S. Net Operating Loss (NOL) carryforward of $1.7 billion on its tax return for the year ended December 31, 2007. This U.S. NOL carryforward could be materially reduced after examination of Schering-Plough’s income tax returns by the Internal Revenue Service (IRS).

In 2007, Schering-Plough generated approximately $980 million in U.S. losses including the impact of purchase accounting, however, due to differences between financial and tax reporting, Schering-Plough expects to report a minimal increase in its NOL on its 2007 U.S. tax return.

Schering-Plough implemented the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) as of January 1, 2007. As required by FIN 48, the cumulative effect of applying the provisions of the Interpretation was reported as an adjustment to Schering-Plough’s retained earnings balance as of January 1, 2007. Schering-Plough reduced its January 1, 2007 retained earnings by $259 million as a result of the adoption of FIN 48.

Schering-Plough’s unrecognized tax benefits result primarily from the varying application of statutes, regulations and interpretations and include exposures on intercompany terms of cross border arrangements and utilization of cash held by foreign subsidiaries (investment in U.S. property) as well as Schering-Plough’s tax matters litigation (see Note 20, “Legal, Environmental and Regulatory Matters,” under Item 8, “Financial Statements and Supplemental Data,” for additional information). At January 1, and December 31, 2007, the total amount of unrecognized tax benefits was $924 million and $859 million, respectively, which includes reductions to deferred tax assets carrying a full valuation allowance, potential refund claims and tax liabilities. At January 1, and December 31, 2007, approximately $645 million and $535 million, respectively, of total unrecognized tax benefits, if recognized, would affect the effective tax rate. Management believes it is reasonably possible that total unrecognized tax benefits could decrease over the next twelve-month period by up to $615 million. This decrease would be primarily attributable to a decision in the tax matter currently being litigated in Newark District Court, possible final resolution of Schering-Plough’s 1997 — 2002 examination at IRS Appeals and possible resolutions of various other matters. However, the timing of the ultimate resolution of Schering-Plough’s tax matters and the payment and/or receipt of related cash is dependent on a number of factors, many of which are outside Schering-Plough’s control.

Schering-Plough includes interest expense or income as well as potential penalties related to tax positions as a component of income tax expense in the Statement of Consolidated Operations. The total amount of accrued interest related to tax positions at January 1, and December 31, 2007 was $193 million and $197 million, respectively, and is included in other accrued liabilities.

During the second quarter of 2007, the IRS completed its examination of Schering-Plough’s 1997-2002 federal income tax returns. Schering-Plough is seeking resolution of an issue raised during this examination through the IRS administrative appeals process. Schering-Plough remains open with the IRS for the 1997 — 2007 tax years. For most of its other significant tax jurisdictions (both U.S. state and foreign), Schering-Plough’s income tax returns are open for examination for the period 2000 through 2007.

Net (loss)/income available to common shareholders

Schering-Plough had a net (loss)/income available to common shareholders of $(1.6) billion, $1.1 billion and $183 million for 2007, 2006 and 2005, respectively. Net loss available to common shareholders for 2007 included approximately $4.0 billion of charges related to purchase accounting for the OBS acquisition, including a $3.8 billion acquired in-process research and development charge. Net loss available to common shareholders for 2007 included the deduction of preferred stock dividends of $118 million related to the 2004 and 2007 Preferred Stock. Net income available to common shareholders for 2006 and 2005 included the deduction of preferred stock dividends of $86 million, in each period, related to the 2004 Preferred Stock. Net (loss)/income available to common shareholders for 2007, 2006, and 2005 also included special and acquisition related charges and manufacturing streamlining costs of approximately $84 million, $248 million, and $294 million, respectively. See Note 3, “Special and Acquisition Related Charges and Manufacturing Streamlining,” under Item 8, “Financial Statements and Supplementary Data,” for additional information.

LIQUIDITY AND FINANCIAL RESOURCES

Discussion of Cash Flow

	For the Years Ended
	December 31,
	2007	2006	2005
	(Dollars in millions)

Cash flow from operating activities	$2,630	$2,161	$882
Cash flow from investing activities	(13,156)	(2,908)	(454)
Cash flow from financing activities	10,089	(1,361)	(633)

Operating Activities

In 2007, operating activities provided $2.6 billion of cash, compared with net cash provided by operations of $2.2 billion in 2006. The increase was primarily due to a net realized gain of $510 million from foreign currency options relating to the OBS acquisition, higher net sales and equity income, partially offset by payments of $435 million for the settlement of the Massachusetts Investigation and $98 million for tax and interest due in connection with an examination by the IRS of Schering-Plough’s 1997-2002 federal income tax returns.

During 2007, as part of an overall risk management strategy and in consideration of various preliminary financing scenarios associated with the acquisition of OBS, Schering-Plough purchased euro-denominated currency options (derivatives) for aggregate premiums of approximately $165 million and received proceeds of $675 million upon the termination of these options, resulting in a net realized gain of $510 million. These derivatives were short-term (trading) in nature and did not hedge a specific financing or investment transaction. Accordingly, the cash impacts of these derivatives have been classified as operating cash flows in the Statement of Consolidated Cash Flows.

In 2006, net cash provided by operating activities was $2.2 billion, an increase of $1.3 billion as compared to 2005. The increase primarily resulted from higher net income and the timing of operating cash payments and receipts. In 2005, operating activities generated $882 million of cash including payments of approximately $375 million to tax authorities for tax liabilities related to the repatriation of foreign earnings under the AJCA; and tax payments of $239 million related to the settlement of certain tax contingencies for the tax years 1993 through 1996.

Investing Activities

Net cash used for investing activities during 2007 was $13.2 billion, primarily consisting of $15.8 billion of net cash used to purchase OBS. In addition, source of cash for investing activities included a net reduction of short-term investments of $3.3 billion partially offset by $618 million of capital expenditures.

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

Financing Activities

Net cash provided by financing activities was $10.1 billion for 2007, compared to cash used of $1.4 billion for the same period in 2006. Net cash provided by financing activities in 2007 included net proceeds on the issuance of common and mandatory convertible preferred shares of approximately $1.5 billion and $2.4 billion, respectively, and net proceeds of approximately $6.4 billion on the issuance of long-term debt. Net cash provided by financing activities also included $225 million of proceeds from stock option exercises offset by the payment of dividends on common and preferred shares of $481 million.

Net cash used for financing activities during 2006 and 2005 was $1.4 billion and $633 million, respectively. Uses of cash for financing activities in 2006 and 2005 include the payment of dividends on common and preferred shares of $412 million and $410 million, respectively; the repayment of $1.0 billion of bank debt and short-term commercial paper borrowings in 2006; and $1.2 billion of short-term commercial paper borrowings in 2005. Uses of cash for financing activities in 2005 was partially offset by proceeds of $900 million from bank debt incurred by a foreign subsidiary related to funding of a portion of the repatriations under the AJCA during 2005. This bank debt was fully repaid in 2006.

Other Discussion of Cash Flows

Schering-Plough is moving forward with additional investments to enhance its infrastructure and business and currently is in the process of building a U.S. pharmaceutical sciences center in New Jersey. Capital expenditures of approximately $50 million and $40 million were made in 2007 and 2006, respectively, related to this center. Additional capital expenditures of approximately $175 million are expected over the next two years. This center will allow Schering-Plough to streamline and integrate its drug development process, where products are moved from the drug discovery pipeline to market. There will be additional related expenditures to upgrade equipment and staffing for this center.

At December 31, 2007, Schering-Plough had net debt (total debt less cash, cash equivalents, short-term investments and marketable securities) of $7.1 billion. Cash generated from operations, available cash and short-term investments and available credit facilities are expected to provide Schering-Plough with the ability to fund cash needs for the intermediate term.

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

On October 1, 2007, Schering-Plough issued Euro 500 million aggregate principal amount of 5.00 percent senior unsecured euro-denominated notes due 2010 and Euro 1.5 billion aggregate principal amount of 5.375 percent senior unsecured euro-denominated notes due 2014. The net proceeds from this offering were approximately $2.8 billion. Interest on the notes is payable annually. The effective interest rate on the 5.00 percent senior unsecured euro-denominated notes and the 5.375 percent senior unsecured euro-denominated notes, which incorporates the initial discount, debt issuance fees and the impact of interest rate hedges, is 5.10 percent and 5.46 percent, respectively. The interest rate payable on these notes is not subject to adjustment. The notes generally restrict Schering-Plough from creating or assuming liens or entering into sale and leaseback transactions unless the aggregate outstanding indebtedness secured by any such liens and related to any such sale and leaseback transactions does not exceed 10 percent of consolidated net tangible assets. These notes are redeemable in whole or in part, at Schering-Plough’s option at any time, at a redemption price specified in the prospectus. If a change of control triggering event occurs, as defined in the prospectus, holders of the notes will have the right to require Schering-Plough to repurchase all or any part of the notes for a cash payment equal to 101 percent of the aggregate principal amount of the notes repurchased plus accrued and unpaid interest, if any, to the date of purchase. Schering-Plough used the net proceeds from these notes to fund a portion of the purchase price for the OBS acquisition.

On October 24, 2007, Schering-Plough entered into a five-year senior unsecured euro-denominated term loan facility with a syndicate of banks. On October 31, 2007, Schering-Plough drew Euro 1.1 billion ($1.6 billion) on this term loan to fund a portion of the purchase price for the OBS acquisition. This new term loan has a floating interest rate and requires Schering-Plough to maintain a net debt to total capital ratio of no more than 65 percent through 2009 and 60 percent thereafter, in which net debt equals total debt less cash, cash equivalents, short-term investments and marketable securities and total capital equals the sum of total debt and total shareholders’ equity excluding the cumulative effect of acquired in-process research and development in connection with any acquisition consummated after the closing of the term loan. The term loan also generally restricts Schering-Plough from creating or assuming liens or entering into sale and leaseback transactions unless the aggregate outstanding indebtedness secured by any such liens and related to any such sale and leaseback transactions does not exceed 12 percent of consolidated net tangible assets.

The reported U.S. dollar amounts of the outstanding debt balance and interest expense on the euro-denominated notes and euro-denominated term loan will fluctuate due to the impact of foreign currency translation.

On November 26, 2003, Schering-Plough issued $1.25 billion aggregate principal amount of 5.3 percent senior unsecured notes due 2013 and $1.15 billion aggregate principal amount of 6.5 percent senior unsecured notes due 2033. The interest rates payable on the notes are subject to adjustment and, in connection with ratings downgrades in 2004, on December 1, 2004, the interest rate payable on the notes due 2013 increased from 5.3 percent to 5.55 percent, and the interest rate payable on the notes due 2033 increased from 6.5 percent to 6.75 percent. The interest rate payable on a particular series of notes will return to 5.3 percent and 6.5 percent, respectively, and the rate adjustment provisions will permanently cease to apply if, the notes are subsequently rated above Baa1 by Moody’s and BBB+ by S&P. If the rating assigned to the notes by either Moody’s or S&P is downgraded below A3 or A-, respectively, the interest rate payable on that series of notes would increase. See Note 14, “Borrowings and Other Commitments,” under Item 8, “Financial Statements and Supplementary Data,” for additional information.

On August 9, 2007, Schering-Plough entered into a $2.0 billion revolving credit agreement with a syndicate of banks and terminated its $1.5 billion credit facility that was due to mature in May 2009. This credit facility has a floating interest rate, matures in August 2012 and requires Schering-Plough to maintain a net debt to total capital ratio of no more than 65 percent through 2009 and 60 percent thereafter, in which net debt equals total debt less cash, cash equivalents, short-term investments and marketable securities and total capital equals the sum of total debt and total shareholders’ equity excluding the cumulative effect of acquired in-process research and development in connection with any acquisition consummated after the closing of the credit facility. The credit facility also generally restricts Schering-Plough from creating or assuming liens or entering into sale and leaseback transactions unless the aggregate outstanding indebtedness secured by any such liens and related to any such sale and leaseback transactions does not exceed 12 percent of consolidated net tangible assets. This credit line is available for general corporate purposes and is considered as support to Schering-Plough’s commercial paper borrowings. Borrowings under this credit facility may be drawn by the U.S. parent company or by its wholly-owned international subsidiaries when accompanied by a parent guarantee. This facility does not require compensating balances, however, a nominal commitment fee is paid. As of December 31, 2007, no borrowings were outstanding under this facility.

As of December 31, 2007 and 2006, short-term borrowings, including the credit facilities mentioned above, totaled $451 million and $242 million, respectively, including outstanding commercial paper of $149 million as of both dates. The weighted-average interest rate for short-term borrowings at December 31, 2007 and 2006 was 7.9 percent and 6.4 percent, respectively.

Schering-Plough’s senior unsecured euro-denominated notes and euro-denominated term loan have been designated as, and are effective as, economic hedges of the net investment in a foreign operation. In accordance with SFAS No. 52, “Foreign Currency Translation” (SFAS 52), the foreign currency transaction gains or losses on these euro-denominated debt instruments are included in foreign currency translation adjustment within other comprehensive income.

Credit Ratings

Schering-Plough’s current unsecured senior credit ratings and outlook are as follows:

Long-Term
Senior Unsecured Credit Ratings	Long-term	Short-term	Review Status

Moody’s Investors Service	Baa1	P-2	Stable
Standard and Poor’s	A−	A-2	Stable
Fitch Ratings	BBB+	F-2	Stable

The short-term ratings discussed above have not significantly affected Schering-Plough’s ability to issue or rollover its outstanding commercial paper borrowings at this time. However, Schering-Plough believes the ability of commercial paper issuers, such as Schering-Plough, with one or more short-term credit ratings of P-2 from Moody’s, A-2 from S&P and/or F-2 from Fitch to issue or rollover outstanding commercial paper can, at times, be less than that of companies with higher short-term credit ratings. In addition, the total amount of commercial paper capacity available to these issuers is typically less than that of higher-rated companies. Schering-Plough’s sizable lines of credit with commercial banks as well as cash and short-term investments held by U.S. and international subsidiaries serve as alternative sources of liquidity and to support its commercial paper program.

Schering-Plough’s credit ratings could decline below their current levels. The impact of such decline could reduce the availability of commercial paper borrowing and would increase the interest rate on a portion of Schering-Plough’s short and long-term debt. As discussed above, Schering-Plough believes that existing cash and short-term investments, available credit facilities and cash generated from operations will allow Schering-Plough to fund its cash needs for the intermediate term.

Mandatory Convertible Preferred Stock

On August 15, 2007, Schering-Plough issued 10,000,000 shares of 6 percent Mandatory Convertible Preferred Stock (the 2007 Preferred Stock) with a face value of $2.5 billion. Net proceeds to Schering-Plough were approximately $2.4 billion after deducting commissions, discounts and other underwriting expenses. Schering-Plough used the net proceeds from the sale of the 2007 Preferred Stock to fund a portion of the purchase price for the OBS acquisition.

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

During the year ended December 31, 2007, all shares of 6 percent Mandatory Convertible Preferred Stock issued on August 10, 2004 (the 2004 Preferred Stock) were converted into 64,584,929 shares of Schering-Plough common stock.

Equity Issuance and Treasury Shares

On August 15, 2007, Schering-Plough issued 57,500,000 common shares from treasury shares at $27.50 per share. Net proceeds to Schering-Plough were approximately $1.5 billion after deducting commissions, discounts and other underwriting expenses. Schering-Plough used the net proceeds from the sale of the common shares to fund a portion of the purchase price for the OBS acquisition. See Note 2, “Acquisition,” under Item 8, “Financial Statements and Supplementary Data.”

Contractual Obligations and Off-Balance Sheet Arrangements

Schering-Plough has various contractual obligations that are reported as liabilities in the Consolidated Balance Sheets and others that are not required to be recognized as liabilities such as certain purchase commitments and other executory contracts. The following table summarizes payments due by period under Schering-Plough’s known contractual obligations at December 31, 2007.

	Payments Due by Period
		Less			More
		than			than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Dollars in millions)

Short-term borrowings and current portion of long-term debt	$461	$461	$—	$—	$—
Long-term debt obligations(1)	9,019	—	752	1,657	6,610
Operating lease obligations	907	338	330	168	71
Purchase obligations(2)	2,976	2,736	214	21	5
Deferred compensation plan obligations	192	50	23	63	56
Other obligations(3)	765	363	262	22	118

Total	$14,320	$3,948	$1,581	$1,931	$6,860

(1)	Long-term debt obligations include the aggregate principal amount of all long-term debt and excludes interest obligations. See Note 14, “Borrowings and Other Commitments,” under Item 8, “Financial Statements and Supplementary Data,” for additional information.

(2)	Purchase obligations include advertising and research contracts, capital expenditure commitments and other inventory and expense items, and unless material research milestone payments are likely to be paid do not include potential milestone payments since such payments are contingent on the occurrence of certain events. The table also excludes those research contracts that are cancelable by Schering-Plough without penalty. Other purchase obligations consist of both cancelable and non-cancelable items.

(3)	This caption includes obligations, based on undiscounted amounts, for estimated payments under certain of Schering-Plough’s pension plans, preferred stock dividends, management’s estimate of the current portion of unrecognized tax benefits and other contractual obligations.

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

Much is still unknown about the science of human health and with every drug there are benefits and risks. Societal and government pressures are constantly shifting between the demand for innovation to meet urgent unmet medical needs and adversity to risk. These pressures impact the regulatory environment and the market for Schering-Plough’s products.

Regulatory Compliance and Pharmacovigilance

Consent Decree

On August 2, 2007, Schering-Plough announced the dissolution of the Consent Decree by the U.S. District Court for the District of New Jersey. See Note 19, “Consent Decree,” under Item 1, “Financial Statements.”

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

In February 2006, Schering-Plough began the Global Clinical Harmonization Program for building clinical excellence (in trial design, execution and tracking), which will strengthen Schering-Plough’s scientific and compliance rigor on a global basis. In 2007, certain aspects of the Global Clinical Harmonization Program were implemented and work is expected to continue in 2008 and for several years. In addition, during the fourth quarter 2007, the local UK regulatory authority conducted a follow-up inspection which confirmed that the corrective actions committed to by Schering-Plough following the 2006 inspection of Schering-Plough’s UK-based clinical trial operations had in fact been completed. In early January 2008, the local UK regulatory authority returned for a follow-up inspection of Schering-Plough’s UK-pharmacovigilance operations. This inspection likewise confirmed that a number of corrective actions had been completed since the last inspection and noted the number of actions Schering-Plough had taken as set forth in Schering-Plough’s periodic updates to the EMEA and noted a limited number of observations which Schering-Plough is addressing. Schering-Plough intends to continue upgrading skills, processes and systems in clinical practices and pharmacovigilance. Schering-Plough remains committed to accomplish this work and to invest significant resources in this area.

Schering-Plough does not know what action, if any, the EMEA or national authorities will take in response to the inspections. Possible actions include further inspections, demands for improvements in reporting systems, criminal sanctions against Schering- Plough and/or responsible individuals and changes in the conditions of marketing authorizations for Schering-Plough’s products.

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

Clinical trials and post-marketing surveillance of certain marketed drugs of competitors within the industry have raised safety concerns that have led to recalls, withdrawals or adverse labeling of marketed products. In addition, these situations have raised concerns among some prescribers and patients relating to the safety and efficacy of pharmaceutical products in general. For the past several years, these occurrences have increased. Recently media mischaracterization of early topline results from the ENHANCE clinical trail led to some concerns among patients and prescribers about ZETIA and VYTORIN (see discussion under “Early 2008 Developments” in the Executive Summary of this Management Discussion and Analysis of Financial Condition and Results of Operations).

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

Schering-Plough has nevertheless achieved a significant number of important regulatory approvals since 2004, including approvals for VYTORIN, NOXAFIL, CLARINEX D-24, CLARINEX REDITABS, CLARINEX D-12, SUBOXONE and new indications for TEMODAR and NASONEX. Other significant approvals since 2004 include ASMANEX DPI (Dry Powder for Inhalation) in the U.S., PEGINTRON, ZETIA, TEMODAR and ESMERON/ESLAX in Japan, and new indications for REMICADE. Schering-Plough also has a number of significant regulatory submissions filed in major markets awaiting approval.

Pricing Pressures

As described more specifically in Note 20, “Legal, Environmental and Regulatory Matters,” under Item 1, “Financial Statements,” the pricing, sales and marketing programs and arrangements, and related business practices of Schering-Plough and other participants in the health care industry are under increasing scrutiny from federal and state regulatory, investigative, prosecutorial and administrative entities. These entities include the Department of Justice and its U.S. Attorney’s Offices, the Office of Inspector General of the Department of Health and Human Services, the FDA, the Federal Trade Commission (FTC) and various state Attorneys General offices. Many of the health care laws under which certain of these governmental entities operate, including the federal and state anti-kickback statutes and statutory and common law false claims laws, have been construed broadly by the courts and permit the government entities to exercise significant discretion. In the event that any of those governmental entities believes that wrongdoing has occurred, one or more of them could institute civil or criminal proceedings, which, if instituted and resolved unfavorably, could subject Schering-Plough to substantial fines, penalties and injunctive or administrative remedies, including exclusion from government reimbursement programs. Schering-Plough also cannot predict whether any investigations will affect its marketing practices or sales. Any such result could have a material adverse impact on Schering-Plough’s results of operations, cash flows, financial condition, or its business.

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

2008 OUTLOOK

Schering-Plough does not provide numeric guidance. However, the following outlook may be helpful to readers in assessing future prospects:

See the earlier discussion of matters relating to the Merck/Schering-Plough cholesterol joint venture’s ENHANCE clinical trial. IMS prescription data (U.S.) shows that, to date in 2008, prescriptions for VYTORIN and ZETIA have declined. Although the prescription data has shown some early signs of stabilization, there are limitations to this prescription data and it is too early to discern any trends from this data. It is likely that there will be weekly fluctuations in IMS reported prescription volumes for VYTORIN and ZETIA before any trend can be identified. Wholesalers, retail chains and other trade buyers may respond to these fluctuations by changing their buying patterns or reducing their inventory levels.

It is too early to determine the business and financial impact of these lower prescription volumes for 2008 or longer-term. However, first quarter 2008 Merck/Schering-Plough cholesterol joint venture sales of VYTORIN and ZETIA in the U.S. will likely be negatively impacted. Schering-Plough accounts for the joint venture under the equity method.

Schering-Plough has been successful in advancing several research and development projects into their late stage. These projects will require sizable resources to complete. Research and development expenses are expected to continue to increase over the next several years as a result of the expanded pipeline, the pipeline projects added through the OBS acquisition and the need for larger, more frequent, and longer clinical trials in the current global regulatory environment.

The risks described in Item 1A. “Risk Factors” could cause actual results to differ materially from the expectations provided in this section.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” The standard defines fair value, establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. The standard codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. For calendar year companies the standard is effective beginning January 1, 2008 except for non-financial items measured on a non-recurring basis for which it is effective beginning January 1, 2009. Based on Schering-Plough’s current financial position the impact of this standard on the consolidated financial statements is not expected to be material.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115” (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 also includes an amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which applies to all entities with available-for-sale and trading securities. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Based on Schering-Plough’s current financial position the impact of this standard on the consolidated financial statements is not expected to be material.

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

In December 2007, the FASB issued EITF Issue No. 07-1, “Accounting for Collaborative Arrangements,” which is effective for calendar year companies on January 1, 2009. The Task Force clarified the manner in which costs, revenues and sharing payments made to, or received by a partner in a collaborative arrangements should be presented in the income statement and set forth certain disclosures that should be required in the partners’ financial statements. Schering-Plough is currently assessing the potential impacts of implementing this standard.

In December 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB 110), which permits entities, under certain circumstances, to continue to use the “simplified” method of estimating the expected term of plain vanilla options as discussed in SAB No. 107 and in accordance with SFAS No. 123 (Revised 2004), “Share-Based Payment.” The guidance in this release is effective January 1, 2008. The impact of this standard on the consolidated financial statements is not expected to be material.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” For calendar year companies, the standard is applicable to new business combinations occurring on or after January 1, 2009. SFAS 141 (R) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Most significantly, SFAS 141 (R) will require that acquisition costs generally be expensed as incurred, certain acquired contingent liabilities will be recorded at fair value, and acquired in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date. The standard will also impact certain unresolved matters related to purchase transactions consummated prior to the effective date of the standard. Schering-Plough is currently assessing the potential impacts of implementing this standard.

In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51,” which is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The standard establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Schering-Plough is currently assessing the potential impacts of implementing this standard.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following accounting policies and estimates are considered significant because changes to certain judgments and assumptions inherent in these policies could affect Schering-Plough’s financial statements:

•	Revenue Recognition

•	Rebates, Discounts and Returns

•	Provision for Income Taxes

•	Acquisitions and Impairment of Goodwill, Intangible Assets and Property

•	Accounting for Pensions and Post-retirement Benefit Plans

•	Accounting for Legal and Regulatory Matters

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

When recognizing revenue, Schering-Plough estimates and records the applicable commercial and governmental discounts and rebates as well as sales returns that have been or are expected to be granted or made for products sold during the period. These amounts are deducted from sales for that period. If reliable estimates of these items cannot be made; Schering-Plough defers the recognition of revenue. Estimates recorded in prior periods are re-evaluated as part of this process.

Revenue recognition for new products is based on specific facts and circumstances including estimated acceptance rates from established products with similar marketing characteristics. Absent the ability to make reliable estimates of rebates, discounts and returns, Schering-Plough would defer revenue recognition.

Product discounts granted are based on the terms of arrangements with wholesalers, managed-care organizations and government purchasers and certain other market conditions. Rebates are estimated based on sales and contract terms, historical experience, trend analysis and projected market conditions in the various markets served. Schering-Plough evaluates market conditions for products or groups of products primarily through the analysis of third party demand and market research data as well as internally generated information. Data and information provided by purchasers and obtained from third parties are subject to inherent limitations as to their accuracy and validity.

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

Rebates, Discounts and Returns

Schering-Plough’s rebate accruals for Federal and State governmental programs, including Medicaid and Medicare Part D, at December 31, 2007 and 2006 were $114 million and $115 million, respectively. Commercial discounts, returns, and other rebate accruals at December 31, 2007 and 2006 were $412 million and $371 million, respectively. These accruals are established in the period the related revenue was recognized, resulting in a reduction to sales and the establishment of liabilities, which are included in total current liabilities, or in the case of returns and other receivable adjustments, an allowance provided against accounts receivable.

In the case of the governmental rebate programs, Schering-Plough’s payments involve interpretations of relevant statutes and regulations. These interpretations are subject to challenges and changes in interpretive guidance by governmental authorities. The result of such a challenge or change could affect whether the estimated governmental rebate amounts are ultimately sufficient to satisfy Schering-Plough’s obligations. Additional information on governmental inquiries focused in part on the calculation of rebates is contained in Note 20, “Legal, Environmental and Regulatory Matters,” under Item 8, “Financial Statements and Supplementary Data”. In addition, it is possible that, as a result of governmental challenges or changes in interpretive guidance, actual rebates could materially exceed amounts accrued.

The following summarizes the activity in the accounts related to accrued rebates, sales returns and discounts:

	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006(1)
	(Dollars in millions)

Accrued Rebates/Returns/Discounts, Beginning of Period	$486	$522
OBS’ accruals acquired November 19, 2007	63	—

Provision for Rebates	609	474
Adjustment to prior-year estimates	(31)	(56)
Payments	(569)	(460)

	9	(42)

Provision for Returns	142	124
Adjustment to prior-year estimates	(24)	(8)
Returns	(137)	(121)

	(19)	(5)

Provision for Discounts	752	605
Adjustment to prior-year estimates	(2)	(6)
Discounts granted	(763)	(588)

	(13)	11

Accrued Rebates/Returns/Discounts, End of Period	$526	$486

(1)	For the year ended December 31, 2006, the adjustment to prior-year estimates for rebates includes $24 million related to the reversal of previously accrued rebate amounts recorded in 2005 and 2004 for the U.S. Government’s TRICARE Retail Pharmacy Program that a U.S. Federal Court ruled pharmaceutical manufacturers were not obligated to pay.

In formulating and recording the above accruals, management utilizes assumptions and estimates that include historical experience, wholesaler data, the projection of market conditions, the estimated lag time between sale and payment of a rebate, utilization estimates, and forecasted product demand amounts as discussed under the critical accounting policy entitled “Revenue Recognition.”

As part of its review of these accruals, management performs a sensitivity analysis that considers differing assumptions, which are most subject to judgment in its rebate accrual calculation. Based upon Schering-Plough’s sensitivity analysis, reasonably possible changes to assumptions related to rebate accruals could favorably or unfavorably impact 2008 net sales and income before taxes in an amount consistent with 2007.

Provision for Income Taxes

Schering-Plough implemented the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) as of January 1, 2007. As required by FIN 48, the cumulative effect of applying the provisions of the Interpretation was reported as an adjustment to Schering-Plough’s retained earnings balance as of January 1, 2007. Schering-Plough reduced its January 1, 2007 retained earnings by $259 million as a result of the adoption of FIN 48.

Schering-Plough’s unrecognized tax benefits result primarily from the varying application of statutes, regulations and interpretations and include exposures on intercompany terms of cross border arrangements and utilization of cash held by foreign subsidiaries (investment in U.S. property) as well as Schering-Plough’s tax matters litigation (see Note 20, “Legal, Environmental and Regulatory Matters”). At January 1, and December 31, 2007, the total amount of unrecognized tax benefits was $924 million and $859 million, respectively, which includes reductions to deferred tax assets carrying a full valuation allowance, potential refund claims and tax liabilities. At January 1, and December 31, 2007, approximately $645 million and $535 million, respectively, of total unrecognized tax benefits, if recognized, would affect the effective tax rate. Management believes it is reasonably possible that total unrecognized tax benefits could decrease over the next twelve-month period by up to $615 million. This decrease would be primarily attributable to a decision in the tax matter currently being litigated in Newark District Court, possible final resolution of the taxpayer’s 1997 – 2002 examination at IRS Appeals and possible resolutions of various other matters. However, the timing of the ultimate resolution of Schering-Plough’s tax matters and the payment and/or receipt of related cash is dependent on a number of factors, many of which are outside Schering-Plough’s control.

Schering-Plough includes interest expense or income as well as potential penalties on uncertain tax positions as a component of income tax expense in the Statement of Consolidated Operations. The total amount of accrued interest related to uncertain tax positions at January 1, and December 31, 2007 was $193 million and $197 million, respectively, and is included in other accrued liabilities.

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

Acquisitions and Impairment of Goodwill, Intangible Assets and Property

Schering-Plough accounts for acquired businesses using the purchase method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. The consolidated financial statements and results of operations reflect an acquired business after the completion of the acquisition. The cost to acquire a business, including transaction costs, is allocated to the underlying net assets of the acquired business based on their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Amounts allocated to acquired in-process research and development are expensed at the date of acquisition. Intangible assets are amortized based on sales over the expected life of the asset. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact results of operations. Useful lives are determined based on the expected future period of benefit of the asset, which considers various characteristics of the asset, including projected cash flows.

Intangible assets representing the capitalized costs of purchased goodwill, patents, licenses and other forms of intellectual property totaled $9.9 billion at December 31, 2007. Intangible assets and goodwill increased significantly during 2007 due to the acquisition of OBS. Annual amortization expense in each of the next five years is estimated to be approximately $570 million per year based on the intangible assets recorded as of December 31, 2007. The value of these assets is subject to continuing scientific, medical and marketplace uncertainty. For example, if a marketed pharmaceutical product were to be withdrawn from the market for safety reasons or if marketing of a product could only occur with pronounced warnings, amounts capitalized for such a product may need to be reduced due to impairment. Events giving rise to impairment are an inherent risk in the pharmaceutical industry and cannot be predicted. Management regularly reviews intangible assets for possible impairment.

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

Accounting for Pension and Post-retirement Benefit Plans

Pension and other post-retirement benefit plan information for financial reporting purposes is calculated using actuarial assumptions. Schering-Plough assesses its pension and other post-retirement benefit plan assumptions on a regular basis. In evaluating these assumptions, Schering-Plough considers many factors, including evaluation of the discount rate, expected rate of return on plan assets, healthcare cost trend rate, retirement age assumption, Schering-Plough’s historical assumptions compared with actual results and analysis of current market conditions and asset allocations (see Note 8, “Retirement Plans and Other Post-retirement Benefits,” under Item 8, “Financial Statements and Supplementary Data,” for additional information).

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

Actuarial assumptions are based upon management’s best estimates and judgment. With other assumptions held constant, an increase of 50 basis points in the discount rate would have an estimated favorable impact of $43 million on net pension and post-retirement benefit cost and an increase of 50 basis points in the expected rate of return assumption would have an estimated favorable impact of $17 million on net pension and post-retirement benefit cost. With other assumptions held constant, a decrease of 50 basis points in the discount rate would have an estimated unfavorable impact of $41 million on net pension and post-retirement benefit cost and a decrease of 50 basis points in the expected rate of return assumption would have an estimated unfavorable impact of $17 million on net pension and post-retirement benefit cost. These sensitivities are based on estimated net pension and post-retirement benefit cost in 2008 which includes the annual impact of OBS’ plans.

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

The targeted investment portfolio of Schering-Plough’s U.S. Retirement Plan is allocated 65 percent to equities; 28 percent to fixed income investments; and 7 percent to real estate. The targeted investment portfolio of Schering-Plough’s U.S. other post-retirement benefit plan is allocated 70 percent to equities and 30 percent to fixed income investments. The portfolios’ equity weightings are consistent with the long-term nature of the plans’ benefit obligations. For non-U.S. pension plans, the targeted investment portfolio varies based on the duration of pension liabilities and local governmental rules and regulations.

Substantially all investments in equities and fixed income are valued based on quoted public market values. All investments in real estate are valued based on periodic appraisals.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of FASB Statements No. 87, 88, 106, and 132R. Effective December 31, 2006, Schering-Plough accounts for its retirement and other post-retirement benefit plans in accordance with SFAS No. 158. Shareholders’ equity at December 31, 2006, was reduced by approximately 7 percent upon the adoption of SFAS No. 158. See Note 8, “Retirement Plans and Other Post-Retirement Benefits,” under Item 8, “Financial Statements and Supplemental Data,” for additional information. SFAS 158 allows an extended adoption date for the requirement to have Schering-Plough’s year-end date as the measurement date for all defined benefit pension and other postretirement plans. For the plans which had measurement dates other than year-end prior to the adoption of SFAS 158, Schering-Plough adopted the year-end measurement date effective with 2007. The impact on the consolidated financial statements related to this measurement date change was not material.

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

Foreign Currency Exchange Risk

Schering-Plough has subsidiaries in more than 55 countries. In 2007, sales outside the U.S. accounted for approximately 64 percent of global sales. Virtually all these sales were denominated in currencies of the local country. As such, Schering-Plough’s reported profits and cash flows are exposed to changing exchange rates.

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

On occasion, Schering-Plough has used derivatives to hedge specific foreign currency exposures. During 2007, as part of an overall risk management strategy and in consideration of various preliminary financing scenarios associated with the acquisition of OBS, Schering-Plough purchased euro-denominated currency options to mitigate its exposure in the event there was a significant strengthening in the Euro as compared to the U.S. Dollar. Schering-Plough purchased the options for aggregate premiums of approximately $165 million and received proceeds of $675 million upon the termination of these options, resulting in a net realized gain of $510 million. These derivatives did not qualify for hedge accounting in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133). Accordingly, the gain on these derivatives was recognized in the Statement of Consolidated Operations. As of December 31, 2007, there were no open foreign currency option contracts.

Schering-Plough’s senior unsecured euro-denominated notes and euro-denominated term loan have been designated as, and are effective as, economic hedges of the net investment in a foreign operation. In accordance with SFAS 52, the foreign currency transaction gains or losses on these euro-denominated debt instruments are included in foreign currency translation adjustment within other comprehensive income.

Interest Rate and Equity Price Risk

Financial assets exposed to changes in interest rates and/or equity prices are primarily cash equivalents, short-term investments and the debt and equity securities held in qualified and non-qualified trusts for employee benefits. These assets totaled more than $2.3 billion at December 31, 2007. For cash equivalents and short-term investments, a 10 percent decrease in interest rates would decrease interest income by approximately $36 million. For securities held in qualified and non-qualified trusts, due to the long-term nature of the liabilities that these trust assets will fund, Schering-Plough’s exposure to market risk is deemed to be low.

Financial obligations exposed to variability in interest rates are primarily short-term borrowings and the long-term floating-rate euro-denominated term loan.

Schering-Plough has long-term fixed rate debt outstanding, on which a 10 percent decrease in interest rates would increase the fair value of the debt by approximately $256 million.

During 2007, Schering-Plough executed a series of interest rate swaps in anticipation of financing the acquisition of OBS. The objective of the swaps was to hedge the interest rate payments to be made on future issuances of debt. As such, the swaps were designated as cash flow hedges of future interest payments, and in accordance with SFAS 133, the effective portion of the gains or losses on the hedges are reported in other comprehensive income and any ineffective portion is reported in operations. In connection with the euro-denominated debt issuances as described in Note 14, “Borrowings and Other Commitments,” under Item 8, “Financial Statements and Supplementary Data,” portions of the swaps were deemed ineffective and Schering-Plough recognized a $7 million loss in the Statement of Consolidated Operations. The effective portion of the swaps of $12 million was recorded in other comprehensive income and is being recognized as interest expense over the life of the related debt. As of December 31, 2007, there were no open interest rate swaps.

Disclosure Notice

Cautionary Statements Under the Private Securities Litigation Reform Act of 1995

Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report and other written reports and oral statements made from time to time by Schering-Plough may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements do not relate strictly to historical or current facts and are based on current expectations or forecasts of future events. You can identify these forward-looking statements by their use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “project,” “intend,” “plan,” “potential,” “will,” and other similar words and terms. In particular, forward-looking statements include statements relating to future actions, ability to access the capital markets, pending acquisitions, prospective products or product approvals, timing and conditions of regulatory approvals, patent and other intellectual property protection, future performance or effectiveness of marketed products and pipeline drugs, trends in performance including trends in the cholesterol market, sales efforts, research and development programs and anticipated spending, estimates of rebates, discounts and returns, expenses and programs to reduce expenses, the outcome of contingencies such as litigation and investigations, growth strategy, expected synergies and financial results.

Any or all forward-looking statements here or in other publications may turn out to be wrong. There are no guarantees about Schering-Plough’s financial and operational performance or the performance of Schering-Plough’s stock. Schering-Plough does not assume the obligation to update any forward-looking statement. Many factors could cause actual results to differ from Schering-Plough’s forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. Although it is not possible to predict or identify all such factors, Schering-Plough refers you to Item 1A, “Risk Factors,” of this report, which we incorporate herein by reference, for identification of important factors with respect to risks and uncertainties.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

See the Market Risk Disclosures as set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 8.	Financial Statements and Supplementary Data

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED OPERATIONS
(Amounts in millions, except per share figures)

	For the Years Ended
	December 31,
	2007	2006	2005

Net sales	$12,690	$10,594	$9,508

Cost of sales	4,405	3,697	3,346
Selling, general and administrative	5,468	4,718	4,374
Research and development	2,926	2,188	1,865
Acquired in-process research and development	3,754	—	—
Other (income)/expense, net	(683)	(135)	5
Special and acquisition-related charges	84	102	294
Equity income	(2,049)	(1,459)	(873)

(Loss)/income before income taxes	(1,215)	1,483	497
Income tax expense	258	362	228

Net (loss)/income before cumulative effect of a change in accounting principle	(1,473)	1,121	269
Cumulative effect of a change in accounting principle, net of tax	—	(22)	—

Net (loss)/income	(1,473)	1,143	269

Preferred stock dividends	118	86	86

Net (loss)/income available to common shareholders	$(1,591)	$1,057	$183

Diluted (loss)/earnings per common share:
(Loss)/earnings available to common shareholders before cumulative effect of a change in accounting principle	$(1.04)	$0.69	$0.12
Cumulative effect of a change in accounting principle, net of tax	—	0.02	—

Diluted (loss)/earnings per common share	$(1.04)	$0.71	$0.12

Basic (loss)/earnings per common share:
(Loss)/earnings available to common shareholders before cumulative effect of a change in accounting principle	$(1.04)	$0.69	$0.12
Cumulative effect of a change in accounting principle	—	0.02	—

Basic (loss)/earnings per common share	$(1.04)	$0.71	$0.12

Dividends per common share	$0.26	$0.22	$0.22

The accompanying notes are an integral part of these Consolidated Financial Statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS
(Amounts in millions)

	For the Years Ended
	December 31,
	2007	2006	2005

Operating Activities:
Net (loss)/income	$(1,473)	$1,143	$269
Cumulative effect of a change in accounting principle, net of tax	—	22	—

Net (loss)/income before cumulative effect of a change in accounting principle, net of tax	$(1,473)	$1,121	$269
Adjustments to reconcile net (loss)/income before cumulative effect of change in accounting principle, net of tax to net cash provided by operating activities:
Depreciation and amortization	861	568	486
Accrued share-based compensation	211	168	—
Special and acquisition related charges and payments	(430)	65	265
Purchases of derivative currency options	(165)	—	—
Change in fair value of currency options	(510)	—	—
Proceeds from derivative instruments	675	—	—
Acquired in-process research and development	3,754	—	—
Payment to U.S. taxing authorities	(98)	—	(239)
Changes in assets and liabilities:
Accounts receivable	21	(241)	(209)
Inventories	(132)	(25)	(92)
Prepaid expenses and other assets	(1)	16	168
Accounts payable and other liabilities	(259)	395	241
Income taxes payable	94	94	(7)
Foreign currency transaction exchange loss	101	—	—
Other, net	(19)	—	—

Net cash provided by operating activities	2,630	2,161	882

Investing Activities:
Capital expenditures	(618)	(458)	(478)
Dispositions of property and equipment	2	9	43
Acquisition, net of cash acquired	(15,789)	—	—
Purchases of short-term investments	(1,136)	(6,648)	(2,608)
Maturities of short-term investments	4,444	4,199	2,641
Other, net	(59)	(10)	(52)

Net cash used for investing activities	(13,156)	(2,908)	(454)

Financing Activities:
Cash dividends paid to common shareholders	(382)	(326)	(324)
Cash dividends paid to preferred shareholders	(99)	(86)	(86)
Proceeds from preferred stock issuance, net	2,438	—	—
Proceeds from common stock issuance, net	1,537	—	—
Issuance of long-term debt, net	6,430	—	—
Short-term borrowings	—	—	900
Payments of short-term borrowings	(29)	(1,035)	(1,183)
Stock option exercises	225	83	60
Other, net	(31)	3	—

Net cash provided by/(used for) financing activities	10,089	(1,361)	(633)

Effect of exchange rates on cash and cash equivalents	50	7	(12)

Net decrease in cash and cash equivalents	(387)	(2,101)	(217)
Cash and cash equivalents, beginning of year	2,666	4,767	4,984

Cash and cash equivalents, end of year	$2,279	$2,666	$4,767

Supplemental Disclosure:
Cash paid for interest, net of amounts capitalized	$157	$170	$159
Cash paid for income taxes (see Note 7)	389	234	592

The accompanying notes are an integral part of these Consolidated Financial Statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except per share figures)

	At December 31,
	2007	2006

ASSETS
Current Assets:
Cash and cash equivalents	$2,279	$2,666
Short-term investments	32	3,267
Accounts receivable, less allowances: 2007, $261; 2006, $237	2,841	1,804
Inventories	4,073	1,676
Deferred income taxes	349	266
Prepaid expenses and other current assets	1,272	744

Total current assets	10,846	10,423
Property, at cost:
Land	326	67
Buildings and improvements	4,634	3,387
Equipment	4,503	3,240
Construction in progress	891	627

Total	10,354	7,321
Less accumulated depreciation	3,338	2,956

Property, net	7,016	4,365
Goodwill	2,937	206
Other intangible assets, net	7,004	286
Other assets	1,353	791

Total assets	$29,156	$16,071

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,762	$1,254
Short-term borrowings and current portion of long-term debt	461	242
Income taxes	617	323
Accrued compensation	995	794
Other accrued liabilities	2,208	1,549

Total current liabilities	6,043	4,162
Long-term Liabilities:
Long-term debt, net of current portion	9,019	2,414
Deferred income taxes	1,701	122
Other long-term liabilities	2,008	1,465

Total long-term liabilities	12,728	4,001
Commitments and contingent liabilities (Note 20)
Shareholders’ Equity:
2004 mandatory convertible preferred shares — $1 par value; $50 per share face value; issued 0 at December 31, 2007 and 29 at December 31, 2006	—	1,438
2007 mandatory convertible preferred shares — $1 par value; $250 per share face value issued 10 at December 31, 2007 and 0 at December 31, 2006	2,500	—
Common shares — authorized shares: 2,400, $.50 par value; issued: 2,111 at December 31, 2007 and 2,034 at December 31, 2006	1,055	1,017
Paid-in capital	4,815	1,661
Retained earnings	7,856	10,119
Accumulated other comprehensive loss	(534)	(872)

Total	15,692	13,363
Less treasury shares: 2007, 490; 2006, 547; at cost	5,307	5,455

Total shareholders’ equity	10,385	7,908

Total liabilities and shareholders’ equity	$29,156	$16,071

The accompanying notes are an integral part of these Consolidated Financial Statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY
(Amounts in millions)

	2004	2007					Accumulated
	Mandatory	Mandatory					Other	Total
	Convertible	Convertible					Compre-	Share-
	Preferred	Preferred	Common	Paid-in	Retained	Treasury	hensive	holders’
	Shares	Shares	Shares	Capital	Earnings	Shares	Loss	Equity

Balance January 1, 2005	$1,438	$—	$1,015	$1,234	$9,613	$(5,444)	$(300)	$7,556

Comprehensive income/(loss):
Net income					269			269
Foreign currency translation							(160)	(160)
Minimum pension liability, net of tax, per SFAS No. 87/88							(56)	(56)

Total comprehensive income								53

Cash dividends on common shares					(324)			(324)
Dividends on preferred shares					(86)			(86)
Stock incentive plans and other	—	—	—	182	—	6	—	188

Balance December 31, 2005	$1,438	$—	$1,015	$1,416	$9,472	$(5,438)	$(516)	$7,387

Comprehensive income:
Net income					1,143			1,143
Foreign currency translation							94	94
Minimum pension liability, net of tax, per SFAS No. 87/88							67	67
Unrealized gain on investments available for sale, net of tax							4	4

Total comprehensive income								1,308

Cash dividends on common shares					(326)			(326)
Dividends on preferred shares					(86)			(86)
Accrued dividends on common shares					(81)			(81)
Adjustment of pension and other-post-retirement liabilities upon the adoption of SFAS No. 158, net of tax of $25							(521)	(521)
Stock incentive plans and other	—	—	2	245	(3)	(17)	—	227

Balance December 31, 2006	$1,438	$—	$1,017	$1,661	$10,119	$(5,455)	$(872)	$7,908

Adoption of FIN 48					(259)			(259)
Comprehensive (loss)/income:
Net loss					(1,473)			(1,473)
Foreign currency translation							210	210
Pension and other-post-retirement liabilities, net of tax							138	138
Derivative interest rate instruments							(12)	(12)
Unrealized gain on investments available for sale, net of tax							1	1

Total comprehensive loss								(1,136)

Issuance of preferred stock		2,500		(62)				2,438
Issuance of common stock				1,380		157		1,537
Conversion of preferred stock	(1,438)		32	1,406				—
SFAS No. 158 measurement date provisions, net of tax					(2)		1	(1)
Cash dividends on common shares					(382)			(382)
Dividends on preferred shares					(118)			(118)
Accrued dividends on common shares					(20)			(20)
Stock incentive plans and other	—	—	6	430	(9)	(9)	—	418

Balance December 31, 2007	$—	$2,500	$1,055	$4,815	$7,856	$(5,307)	$(534)	$10,385

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

Schering-Plough is an innovation-driven, science-centered global health care company. Through its own biopharmaceutical research and collaborations with partners, Schering-Plough creates therapies that help save and improve lives around the world. Schering-Plough applies its research-and-development platform to human prescription and consumer products as well as to animal health products.

In November 2007, Schering-Plough acquired Organon BioSciences N.V. (OBS), a company that discovers, develops and manufactures human prescription and animal health products. See Note 2, “Acquisitions,’’ for additional information.

Principles of Consolidation

The consolidated financial statements include Schering-Plough Corporation and its subsidiaries (Schering-Plough). Intercompany balances and transactions are eliminated. The accounts of OBS have been included as part of Schering-Plough’s results from the date of acquisition (November 19, 2007).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, Schering-Plough evaluates its estimates which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Equity Method of Accounting

Schering-Plough accounts for its share of activity from the Merck/Schering-Plough joint venture (the joint venture) with Merck & Co., Inc. (Merck) using the equity method of accounting as Schering-Plough has significant influence over the joint venture’s operating and financial policies. Accordingly, Schering-Plough’s net sales do not include sales from the joint venture, and Schering-Plough’s share of earnings in the joint venture is included in equity income in determining consolidated net income/(loss). Equity income from the joint venture is included in the Human Prescription Pharmaceuticals segment.

Revenue from the sales of VYTORIN and ZETIA are recognized by the joint venture when title and risk of loss has passed to the customer. Equity income from the joint venture excludes any profit arising from transactions between Schering-Plough and the joint venture until such time as there is an underlying profit realized by the joint venture in a transaction with a party other than Schering-Plough or Merck. See Note 4, “Equity Income,” for additional information regarding this joint venture.

Cash and Cash Equivalents

Cash and cash equivalents include operating cash and highly liquid investments with original maturities of three months or less, including highly-rated money market accounts.

Short-term Investments

Short-term investments are carried at their fair value and are classified as available-for-sale. These investments consist of certificates of deposit and commercial paper with maturities of less than a year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

Inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out (LIFO) method for a substantial portion of inventories located in the U.S. The cost of all other inventories is determined by the first-in, first-out method (FIFO).

Depreciation of Property and Equipment

Depreciation is provided over the estimated useful lives of the properties, generally by use of the straight-line method.

Useful lives of new property acquisitions are generally as follows:

Asset Category	Years

Buildings	40
Building Improvements	25
Equipment	3-15

Schering-Plough reviews the carrying value of property and equipment for indications of impairment in accordance with Statement of Financial Accounting Standard (SFAS) 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.”

Depreciation expense was $404 million in 2007, $443 million in 2006 and $362 million in 2005. Depreciation expense in 2006 included accelerated depreciation related to the manufacturing streamlining of $93 million.

Foreign Currency Translation

The net assets of most of Schering-Plough’s international subsidiaries are translated into U.S. dollars using current exchange rates. The U.S. dollar effects that arise from translating the net assets of these subsidiaries at changing rates are recorded in the foreign currency translation account, which is included in other comprehensive income/(loss) and are reflected as a separate component of Shareholders’ Equity. For the remaining international subsidiaries, non-monetary assets and liabilities are translated using historical rates, while monetary assets and liabilities are translated at current rates, with the U.S. dollar effects of rate changes included in the statements of consolidated operations.

Exchange gains and losses arising from translating intercompany balances of a long-term investment nature are recorded in the foreign currency translation account. Transactional exchange gains and losses are included in other (income)/expense, net.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Earnings Per Common Share

Diluted earnings/(loss) per common share is computed by dividing net income/(loss) available to common shareholders plus preferred stock dividends for the dilutive effect of any mandatory convertible preferred stock by the sum of the weighted average number of common shares outstanding plus the dilutive effect of shares issuable through deferred stock units and the exercise of stock options and any dilutive effect of shares issuable upon conversion of Schering-Plough’s mandatory convertible preferred stock.

Basic earnings/(loss) per common share is computed by dividing net income/(loss) available to common shareholders by the weighted average number of common shares outstanding.

Goodwill and Other Intangible Assets

Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets,” requires that intangible assets acquired either individually or with a group of other assets be initially recognized and measured based on fair value. An intangible with a finite life is amortized over its useful life, while an intangible with an indefinite life, including goodwill, is not amortized.

The Company assesses the recoverability of the carrying value of its goodwill and other intangible assets with indefinite useful lives annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. Recoverability of goodwill is measured at the reporting unit level based on a two-step approach. First, the carrying amount of the reporting unit is compared to the fair value as estimated by the future net discounted cash flows expected to be generated by the reporting unit. To the extent that the carrying value of the reporting unit exceeds the fair value of the reporting unit, a second step would be performed, wherein the reporting unit’s assets and liabilities are fair valued. To the extent that the reporting unit’s carrying value of goodwill exceeds its implied fair value of goodwill, impairment exists and would be recognized.

Recoverability of other intangible assets with indefinite useful lives is measured by a comparison of the carrying amount of the intangible assets to the fair value of the respective intangible assets. Any excess of the carrying value of the intangible assets over the fair value of the intangible assets would be recognized as an impairment loss.

Schering-Plough conducts its annual impairment testing of goodwill at October 1 each year. Based on the impairment tests performed, there was no impairment of goodwill in 2007, 2006 or 2005; however, there can be no assurance that future goodwill or indefinite lived assets impairment tests will not result in a charge to the Statement of Consolidated Operations.

In 2007, Schering-Plough’s goodwill and other intangible asset balances increased significantly due to the acquisition of OBS. See Note 2, “Acquisition,” and Note 12, “Goodwill and Other Intangible Assets,” for additional information.

Other Assets

Included in other assets is capitalized software of $278 million and $246 million at December 31, 2007 and 2006, respectively. Amortization expense were $89 million, $76 million, and $71 million in 2007, 2006, and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

Schering-Plough implemented the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) as of January 1, 2007. Under FIN 48, in order to recognize an uncertain tax benefit, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50 percent likely to be realized upon resolution of the benefit.

Deferred income taxes are recognized for the future tax effects of temporary differences between the financial and income tax reporting basis of Schering-Plough’s assets and liabilities based on enacted tax laws and rates.

Accounting for Share-Based Compensation

Prior to January 1, 2006, Schering-Plough accounted for its stock-based compensation arrangements using the intrinsic value method. No share-based employee compensation cost was reflected in the statements of consolidated operations, other than for Schering-Plough’s deferred stock units and performance plans, as stock options granted under all other plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, Schering-Plough accounts for all share-based compensation in accordance with SFAS No. 123 (Revised 2004) “Share-Based Payment” (SFAS 123R). See Note 5, “Share-Based Compensation,” for additional information.

Shipping and Handling Expenses

Shipping expenses are classified as selling, general and administrative expenses in the Consolidated Statement of Operations.

Impact of Other Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” The standard defines fair value, establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. The standard codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. For calendar year companies the standard is effective beginning January 1, 2008 except for non-financial items measured on a non-recurring basis for which it is effective beginning January 1, 2009. Based on Schering-Plough’s current financial position the impact of this standard on the consolidated financial statements is not expected to be material.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115” (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 also

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

includes an amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which applies to all entities with available-for-sale and trading securities. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Based on Schering-Plough’s current financial position the impact of this standard on the consolidated financial statements is not expected to be material.

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

In December 2007, the FASB issued EITF Issue No. 07-1, “Accounting for Collaborative Arrangements,” which is effective for calendar year companies on January 1, 2009. The Task Force clarified the manner in which costs, revenues and sharing payments made to, or received by a partner in a collaborative arrangements should be presented in the income statement and set forth certain disclosures that should be required in the partners’ financial statements. Schering-Plough is currently assessing the potential impacts of implementing this standard.

In December 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 110 (SAB 110), which permits entities, under certain circumstances, to continue to use the “simplified” method of estimating the expected term of plain options as discussed in SAB No. 107 and in accordance with SFAS 123R The guidance in this release is effective January 1, 2008. The impact of this standard on the consolidated financial statements is not expected to be material.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” (SFAS 141R) For calendar year companies, the standard is applicable to new business combinations occurring on or after January 1, 2009. SFAS 141R requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Most significantly, SFAS 141R will require that acquisition costs generally be expensed as incurred, certain acquired contingent liabilities will be recorded at fair value, and acquired in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date. The standard will also impact certain unresolved matters related to purchase transactions consummated prior to the effective date of the standard. Schering-Plough is currently assessing the potential impacts of implementing this standard.

In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51,” which is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The standard establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Schering-Plough is currently assessing the potential impacts of implementing this standard.

2.	ACQUISITION

Schering-Plough acquired OBS for a purchase price of approximately Euro 11 billion in cash, or approximately $16.1 billion (including legal and professional fees) on November 19, 2007 (the Acquisition Date). This acquisition added further diversification of marketed products, including two new therapeutic areas (Women’s Health and Central Nervous System), as well as significant strength in Animal Health products and the R&D pipeline. The purchase method of accounting was used to account for the transaction in accordance with SFAS No. 141, “Business Combinations.” The operating results of OBS are included in Schering-Plough’s consolidated financial statements for the period subsequent to the Acquisition Date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides pro forma financial information for the years ended December 31, 2007 and 2006 as if the acquisition had occurred as of the beginning of each period presented:

	2007	2006
	(Dollars in millions except per share data)
	(unaudited)

Net sales	$16,853	$15,079
Net loss before cumulative effect of a change in accounting principle	(2,500)	(3,987)
Net loss available to common shareholders	(2,712)	(4,201)
Diluted loss per common share	(1.72)	(2.73)
Basic loss per common share	(1.72)	(2.73)

The pro forma financial information for both periods presented includes amortization of the step-up of inventory of $1.1 billion and an acquired in-process research and development charge of $3.8 billion, which are non-recurring charges directly attributable to the accounting for the acquisition. The pro forma financial information also includes the effect of purchase accounting adjustments such as additional amortization expense from the acquired identifiable intangible assets and depreciation from the step-up of property. No effect has been given in the pro forma financial information for synergistic benefits that may be realized or costs related to the integration of OBS. The pro forma financial information should not be considered indicative of actual results that would have been achieved had this acquisition been consummated on the dates indicated and does not purport to indicate results of operations as of any future date or for any future period.

The preliminary allocation of the purchase price of OBS on November 19, 2007 is as follows:

(Dollars in millions)

Cash	$330
Current assets (excluding inventories)	1,288
Inventories	2,404
Property	2,501
Identifiable intangible assets(1)	6,793
Goodwill(2)	2,711
Other-non current assets	750
Acquired in-process research and development (IPR&D)(3)	3,754

Total assets acquired	$20,531

Acquisition related liabilities(4)	$151
Other current liabilities	1,633
Deferred tax liabilities	2,145
Other-non current liabilities	483

Total liabilities assumed	$4,412

Net assets acquired	$16,119

This allocation of the purchase price is subject to finalization of Schering-Plough’s management analysis of the fair value of the assets acquired (including assets related to pension plans) and liabilities assumed of OBS as of the Acquisition Date. The final allocation of the purchase price may result in additional adjustments to the recorded amounts of assets and liabilities and may also result in adjustments to depreciation, amortization and acquired in-process research and development. The adjustments arising out of the finalization of the purchase price allocation will not impact cash flows. However, such adjustments could result in material increases or decreases to net income/(loss) available to common shareholders. Further revisions to the purchase price allocation will be made as additional information becomes available. The final allocation is expected to be completed as soon as practicable but no later than 12 months after the Acquisition Date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1) The preliminary purchase price allocation to identifiable intangible assets is as follows:

		Weighted Average
	Dollars, in millions	Amortization Period (years)

Intangible assets with determinable lives:
Patents	$4,021	11
Trademarks	2,772	20

Total intangible assets	$6,793

The weighted average life for the $6.8 billion of total intangibles is approximately 15 years. The intangible assets have no significant residual value. There were no acquired intangible assets that were determined to have an indefinite life.

(2) $1.8 billion of the goodwill has been assigned to the Human Prescription Pharmaceuticals segment and $888 million has been assigned to the Animal health segment. None of the goodwill is deductible for income tax purposes.

(3) The preliminary value of $3.8 billion assigned to acquired IPR&D was charged to operations in the fourth quarter of 2007. This charge was associated with research projects in animal health and research projects in the women’s health, central nervous system and anesthesia therapeutic areas of human health. The amount was determined by using discounted cash flow projections of identified research projects for which technological feasibility had not been established and for which there was no alternative future use. The discount rates used ranged from 14 percent to 18 percent. The projected launch dates following FDA or other regulatory approval are years 2008 through 2013, at which time Schering-Plough expects these projects to begin to generate cash flows. The cost to complete the research projects will depend on whether the projects are brought to their final stages of development and are ultimately submitted to the FDA or other regulatory agencies for approval. As of December 31, 2007, the estimated cost to complete projects near the final stages of development was in excess of $700 million. All of the research and development projects considered in the valuation are subject to the normal risks and uncertainties associated with demonstrating the safety and efficacy required to obtain FDA or other regulatory approvals.

(4) Included in acquisition related liabilities are involuntary termination benefits and costs to exit certain activities of OBS.

In conjunction with the OBS acquisition, Schering-Plough agreed to divest certain assets as part of regulatory reviews in the U.S. and Europe. These assets have been classified as held for sale and are included in other current assets in the consolidated balance sheet and are not material.

3.	SPECIAL AND ACQUISITION RELATED CHARGES AND MANUFACTURING STREAMLINING

2007 Special and Acquisition Related Charges

During the year ended December 31, 2007, Schering-Plough incurred $84 million of special and acquisition-related charges, comprised of $61 million of integration-related costs for the OBS acquisition and $23 million of severance charges as part of integration activities.

2006 Manufacturing Streamlining

During 2006, Schering-Plough implemented changes to its manufacturing operations in Puerto Rico and New Jersey that have streamlined its global supply chain and further enhanced Schering-Plough’s long-term competitiveness. These changes resulted in the phase-out and closure of Schering-Plough’s manufacturing operations in Manati, Puerto Rico, and additional workforce reductions in Las Piedras, Puerto Rico, and New

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Jersey. In total, these actions resulted in the elimination of over 1,000 positions. These actions yielded an annualized cost savings of approximately $100 million.

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

The following table summarizes activities reflected in the consolidated financial statements related to changes to Schering-Plough’s manufacturing operations which were completed in 2006:

	Charges
	Included in	Special	Total	Cash	Non-cash	Accrued
	Cost of Sales	Charges	Charges	Payments	Charges	Liability
	(Dollars in millions)

Accrued liability at January 1, 2006						$—
Severance	$—	$47	$47	$(35)	$—	12
Asset impairments	—	55	55	—	(55)	—
Accelerated depreciation	93	—	93	—	(93)	—
Inventory write-offs	46	—	46	—	(46)	—
Other	7	—	7	(2)	(5)	—

Total	$146	$102	$248	$(37)	$(199)

Accrued liability at December 31, 2006						$12

Severance				(12)		(12)

Accrued liability at December 31, 2007						$—

2005 Special Charge Activities

Special charges incurred in 2005 are as follows:

2005
(Dollars in millions)

Litigation charges	$250
Employee termination costs	28
Asset impairment and other charges	16

$294

Litigation charges

In 2005, litigation reserves were increased by $250 million. This increase resulted in a total reserve of $500 million for the Massachusetts Investigation, as well as the investigations and the state litigation disclosed under “AWP Litigation and Investigations” in Note 20, “Legal, Environmental and Regulatory Matters,” representing Schering-Plough’s then current estimate to resolve this matter. On August 29, 2006, Schering-Plough announced it had reached an agreement with the U.S. Attorney’s Office for the District of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Massachusetts and the U.S. Department of Justice to settle the Massachusetts Investigation for an aggregate amount of $435 million, which was paid during 2007. This settlement amount relates only to the Massachusetts Investigation. The AWP investigations and litigation are ongoing.

Employee termination costs

Employee termination costs in 2005 consisted of $7 million associated with a Voluntary Early Retirement Program (VERP) in the U.S. during 2003 and $21 million of other employee termination costs.

Asset impairment and other charges

For the year ended December 31, 2005, Schering-Plough recognized asset impairment and other charges of $16 million related primarily to the consolidation of Schering-Plough’s U.S. biotechnology organizations.

4.	EQUITY INCOME

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

The cholesterol agreements provide for Schering-Plough and Merck to jointly develop and commercialize ezetimibe in the cholesterol management field:

i. as a once-daily monotherapy (managed as ZETIA in the U.S. and Asia and EZETROL in Europe);

ii. in co-administration with various approved statin drugs; and

iii. as a fixed-combination tablet of ezetimibe and simvastatin (Zocor), Merck’s cholesterol-modifying medicine. This combination medication (ezetimibe/simvastatin) is managed as VYTORIN in the U.S. and as INEGY in many international countries.

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

The companies bear the costs of their own general sales forces and commercial overhead in marketing joint venture products around the world. In the U.S., Canada and Puerto Rico, the cholesterol agreements provide for a reimbursement to each company for physician details that are set on an annual basis, and in Italy, a contractual amount is included in the profit sharing calculation that is not reimbursed. In the U.S., Canada and Puerto Rico this amount is equal to each company’s physician details multiplied by a contractual fixed fee. Schering-Plough reports these amounts as part of equity income from the cholesterol joint venture. These amounts do not represent a reimbursement of specific, incremental and identifiable costs for Schering-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plough’s detailing of the cholesterol products in these markets. In addition, these amounts are not reflective of Schering-Plough’s sales effort related to the joint venture as Schering-Plough’s sales force and related costs associated with the joint venture are generally estimated to be higher.

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

Certain specified research and development expenses are generally shared equally by Schering-Plough and Merck. Under certain conditions, as specified in the joint venture agreements with Merck, Schering-Plough could be entitled to receive reimbursements of its future research and development expenses of up to $105 million.

The following information provides a summary of the components of Schering-Plough’s equity income from the cholesterol joint venture for the year ended December 31:

	2007	2006	2005
	(Dollars in millions)

Schering-Plough’s share of net income (including milestones of $20 in 2005)	$1,831	$1,273	$689
Contractual amounts for physician details	242	204	196
Elimination of intercompany profit and other, net	(24)	(18)	(12)

Total equity income from Merck/Schering-Plough joint venture	$2,049	$1,459	$873

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

The allergy/asthma agreements provide for the joint development and marketing by the companies of a once-daily, fixed-combination tablet containing CLARITIN and Singulair. Singulair is Merck’s once-daily leukotriene receptor antagonist for the treatment of asthma and seasonal allergic rhinitis. During 2007, a New Drug Application filing for this combination tablet has been accepted by the U.S. Food and Drug Administration (FDA) for standard review.

During 2007, Schering-Plough announced that it had agreed with Merck to commence development of a single-tablet combination of ezetimibe and atorvastatin as a treatment for elevated cholesterol levels.

See Note 20, “Legal, Environmental and Regulatory Matters,” for discussion of the ENHANCE matter.

5.	SHARE-BASED COMPENSATION

Prior to January 1, 2006, Schering-Plough accounted for its stock compensation arrangements using the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and the related Interpretations. Prior to 2006, no stock-based employee compensation cost was reflected in the Statement of Consolidated Operations, other than for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Schering-Plough’s deferred stock units, as stock options granted under all other plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Schering-Plough adopted SFAS 123R effective January 1, 2006. SFAS 123R requires companies to recognize compensation expense in an amount equal to the fair value of all share-based payments granted to employees. Schering-Plough elected the modified prospective transition method, and therefore, adjustments to prior periods were not required as a result of adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted after the date of adoption and to any unrecognized expense of awards unvested at the date of adoption based on the grant date fair value. SFAS 123R also amended SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits that had been reflected as operating cash flows be reflected as financing cash flows.

For grants issued to retirement-eligible employees prior to the adoption of SFAS 123R, Schering-Plough recognized compensation costs over the stated vesting period of the stock option or deferred stock unit with acceleration of any unrecognized compensation costs upon the retirement of the employee. Upon adoption of SFAS 123R, Schering-Plough recognizes compensation costs on all share-based grants made on or after January 1, 2006, over the service period, which is the earlier of: i) one year if the employee is or becomes retirement eligible during the first year of the grant; ii) the employees’ retirement eligibility date if after the first year of the grant; and iii) the service period of the award.

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” Schering-Plough has elected to adopt the transition method provided in this FASB Staff Position for purposes of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R.

During 2006, the 2006 Stock Incentive Plan (the 2006 Plan) was approved by Schering-Plough’s shareholders. Under the terms of the 2006 Plan, 92 million of Schering-Plough’s authorized common shares may be granted as stock options or awarded as deferred stock units to officers and certain employees of Schering-Plough through December 2011.

Schering-Plough intends to utilize unissued authorized shares to satisfy stock option exercises and for the issuance of deferred stock units. Expensed related to share-based compensation are classified in the line item associated with the employees’ function.

During 2007, Schering-Plough granted performance-based deferred stock units under the 2006 Stock Incentive Plan, which provide certain senior managers the opportunity to earn shares of Schering-Plough common stock. These units will only be earned if specific pre-established levels of performance and service are achieved during a three year performance period (2007-2009).

Implementation of SFAS 123R

In the first quarter of 2006, Schering-Plough recognized a benefit to income of $22 million for the cumulative effect of a change in accounting principle related to two long-term compensation plans required to be accounted for as liability plans under SFAS 123R.

Tax benefits recognized related to stock-based compensation and related cash flow impacts were not material during 2007 and 2006 as Schering-Plough is in a U.S. Net Operating Loss position.

Stock Options

Stock options are granted to employees at exercise prices equal to the fair market value of Schering-Plough’s stock at the dates of grant. Stock options under the 2006 Plan generally vest over three years and have a term of seven years. Certain options granted under previous plans vest over longer periods ranging from three to nine years and have a term of 10 years. Compensation costs for all stock options are recognized

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

over the requisite service period for each separately vesting portion of the stock option award. Expense is recognized, net of estimated forfeitures, over the vesting period of the options using an accelerated method. Expense recognized in 2007 and 2006, was approximately $72 and $56 million, respectively.

The weighted-average assumptions used in the Black-Scholes option-pricing model in 2007, 2006 and 2005 were as follows:

	2007	2006	2005

Dividend yield	1.1%	1.1%	1.7%
Volatility	24.8%	25.7%	31.6%
Risk-free interest rate	4.6%	5.0%	4.1%
Expected term of options (in years)	4.5	4.5	7.0

Dividend yields are based on historical dividend yields. Expected volatilities are based on historical volatilities of Schering-Plough’s common stock which is not expected to differ materially from future volatility. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options. The expected term of options represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules. Schering-Plough utilizes the simplified method of calculating the expected term of stock options as allowed under SAB 107 as amended by SAB 110.

The amount of cash received from the exercise of stock options in 2007, 2006 and 2005 was $225 million, $83 million and $60 million, respectively.

Stock-based compensation prior to January 1, 2006, was determined using the intrinsic value method. The following table provides supplemental information for 2005 as if stock-based compensation had been computed under SFAS 123:

2005
(Dollars in millions
except per
share figures)

Net income available to common shareholders, as reported	$183
Add back: Expense included in reported net income for deferred stock units	89
Deduct: Pro forma expense as if both stock options and deferred stock units were charged against net income available to common shareholders in accordance with SFAS 123	(177)

Pro forma net income available to common shareholders using the fair value method	$95

Diluted earnings per common share:
Diluted earnings per common share, as reported	$0.12
Pro forma diluted earnings per common share using the fair value method	0.06
Basic earnings per common share:
Basic earnings per common share, as reported	$0.12
Pro forma basic earnings per common share using the fair value method	0.06

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized information about stock options outstanding and exercisable at December 31, 2007, is as follows:

	Outstanding			Exercisable
		Weighted-	Weighted-		Weighted-
	Number	Average	Average	Number	Average
	of	Remaining	Exercise	of	Exercise
Exercise Price Range	Options	Term in Years	Price	Options	Price
	(In thousands)			(In thousands)

Under $20	32,668	5.7	$18.23	25,475	$17.99
$20 to $30	9,118	7.2	21.03	5,724	20.93
$30 to $40	23,839	3.8	34.68	14,342	36.74
Over $40	14,215	2.3	46.36	14,164	46.36

	79,840			59,705

The weighted-average fair value of stock options granted in 2007, 2006 and 2005 was $8.06, $5.22 and $7.04, respectively. The intrinsic value of stock options exercised in 2007, 2006 and 2005 was $132 million, $21 million and $24 million, respectively. The total fair value of options vested in 2007, 2006 and 2005 was $80 million, $73 million and $69 million, respectively.

As of December 31, 2007, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $52 million, which will be amortized over the weighted-average remaining requisite service period of 2.1 years.

The following table summarizes stock option activity as of December 31, 2007, and changes during the year then ended under the current and prior plans:

		Weighted-
	Number	Average
	of	Exercise
	Options	Price
	(In thousands)

Outstanding at January 1	84,089	$26.75
Granted	10,070	31.32
Exercised	(12,056)	18.65
Canceled or expired	(2,263)	29.51

Outstanding at December 31	79,840	$28.47

Exercisable at December 31	59,705	$29.51

The aggregate intrinsic value of stock options outstanding at December 31, 2007, was $326 million. The aggregate intrinsic value of stock options currently exercisable at December 31, 2007, was $253 million. Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted price of Schering-Plough’s common stock as of the reporting date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes nonvested stock option activity as of December 31, 2007, and changes during the year then ended under the current and prior plans:

		Weighted-
	Number	Average
	of	Fair
	Options	Value
	(In thousands)

Nonvested at January 1	24,451	$6.00
Granted	10,070	8.06
Vested	(13,300)	6.05
Forfeited	(1,086)	6.13

Nonvested at December 31	20,135	$6.99

Deferred Stock Units

The fair value of deferred stock units is determined based on the number of shares granted and the quoted price of Schering-Plough’s common stock at the date of grant. Deferred stock units generally vest at the end of three years provided the employee remains in the service of Schering-Plough. Expense is recognized on a straight-line basis over the vesting period. Deferred stock units are payable in an equivalent number of common shares. Expense recognized in 2007, 2006 and 2005 was $125 million, $112 million and $89 million, respectively.

Summarized information about deferred stock units outstanding at December 31, 2007, is as follows:

	Outstanding
		Weighted-
	Number of	Average	Weighted-
	Deferred Stock	Remaining	Average
Deferred Stock Unit Price Range	Units	Term in Years	Fair Value
	(In thousands)

$15 to $20	6,126	1.3	$19.22
$20 to $25	6,220	0.4	20.78
Over $25	5,607	2.3	31.34

	17,953

The weighted-average fair value of deferred stock units granted in 2007, 2006 and 2005 was $31.19, $19.27 and $20.65 respectively. The total fair value of deferred stock units vested during 2007, 2006 and 2005 was $17 million, $68 million and $39 million, respectively.

As of December 31, 2007, the total remaining unrecognized compensation cost related to deferred stock units amounted to $185 million, which will be amortized over the weighted-average remaining requisite service period of 2.0 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes deferred stock unit activity as of December 31, 2007, and changes during the year then ended under the current and prior plans:

	Number
	of Nonvested	Weighted-
	Deferred Stock	Average
	Units	Fair Value
	(In thousands)

Nonvested at January 1, 2007	13,799	$19.81
Granted	5,882	31.19
Vested	(939)	17.68
Forfeited	(789)	22.07

Nonvested at December 31, 2007	17,953	$23.55

Performance-Based Deferred Stock Units

The distribution of the performance-based deferred stock units are contingent on Schering-Plough meeting either performance and/or market conditions. One half of the performance-based stock unit grant has a performance condition and the fair value of these units was based on the closing stock price on the date of grant. The other half of the grant has a market condition and the fair value of these units was determined by using a lattice valuation model with expected volatility assumptions and other assumptions appropriate for determining fair value. The weighted average grant-date fair value of performance-based deferred stock units granted during 2007 was $23.47 and represented approximately 1,397,000 underlying shares. As of December 31, 2007, none of these units have vested.

Compensation expense for performance-based stock units is based on the fair values of the awards expected to vest based on performance measures and is recognized over the performance period. The compensation expense recognized for the year ended 2007 is $14 million. As of December 31, 2007, unrecognized compensation cost related to the performance-based deferred stock units was $34 million, which will be amortized over the remaining weighted average requisite service period of 2.0 years. The remaining unrecognized compensation cost for the performance-based deferred stock units may vary each reporting period based on changes in the expected achievement of performance measures.

Liability Plans

Schering-Plough has two compensation plans that are classified as liability plans under SFAS 123R, as the ultimate cash payout of these plans will be based on Schering-Plough’s stock performance as compared to the stock performance of a peer group. Upon adoption of SFAS 123R on January 1, 2006, Schering-Plough recognized a cumulative income effect of a change in accounting principle of $22 million in order to recognize the liability plans at fair value. During the service period, income or expense amounts related to these liability plans are based on the change in fair value at each reporting date. Fair value for the plans was estimated using a lattice valuation model using expected volatility assumptions and other assumptions appropriate for determining fair value. For one of these liability plans, the service period concluded as of December 31, 2006 and the value of the plan became fixed. The expense recognized for these liability plans in the Statements of Consolidated Operations, exclusive of the impact of the cumulative effect of a change in accounting principle, was $22 million and $24 million, for 2007 and 2006, respectively.

As of December 31, 2007, the total remaining unrecognized compensation cost related to the liability plans amounted to $12 million, which will be amortized over the weighted-average remaining requisite service period of 1 year. This amount will vary each reporting period based on changes in fair value for the plan for which there is a remaining service requirement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	OTHER (INCOME)/EXPENSE, NET

The components of other (income)/expense, net, are as follows:

	2007	2006	2005
	(Dollars in millions)

Interest cost incurred	$263	$184	$177
Less: amount capitalized on construction	(18)	(12)	(14)

Interest expense	245	172	163
Interest income	(395)	(297)	(176)
Foreign exchange (gains)/losses, net	(37)	2	8
Realized gain on foreign currency options, net	(510)	—	—
Ineffective portion of interest rate swaps	7	—	—
Other, net	7	(12)	10

Total other (income)/expense, net	$(683)	$(135)	$5

Net foreign exchange gains of $37 million in 2007 includes $101 million of foreign currency transaction exchange losses related to euro-denominated debt instruments prior to being accounted for as economic hedges of the net investment in a foreign operation. These currency exchange losses were non-cash items and are included as adjustments to reconcile net loss to net cash provided by operating activities in the Statement of Consolidated Cash Flows.

During 2007, as part of an overall risk management strategy and in consideration of various preliminary financing scenarios associated with the acquisition of OBS, Schering-Plough purchased euro-denominated currency options (derivatives) for aggregate premiums of approximately $165 million and received proceeds of $675 million upon the termination of these options, resulting in a net realized gain of $510 million. These derivatives did not qualify for hedge accounting in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133). Accordingly, the gain on these derivatives was recognized in the Statement of Consolidated Operations. These derivatives were short-term (trading) in nature and did not hedge a specific financing or investing transaction. Accordingly, the cash impacts of these derivatives have been classified as operating cash flows in the Statement of Consolidated Cash Flows.

During 2007, Schering-Plough executed a series of interest rate swaps in anticipation of financing the acquisition of OBS. The objective of the swaps was to hedge the interest rate payments to be made on future issuances of debt. As such, the swaps were designated as cash flow hedges of future interest rate payments, and in accordance with SFAS 133, the effective portion of the gains or losses on the hedges are reported in other comprehensive income and any ineffective portion is reported in operations. In connection with the euro-denominated debt issuances as described in Note 14, “Borrowings and Other Commitments,” portions of the swaps were deemed ineffective and Schering-Plough recognized a $7 million loss in the Statement of Consolidated Operations during 2007. The effective portion of the swaps of $12 million was recorded in other comprehensive income during 2007 and is being recognized as interest expense over the life of the related debt. The cash flow impacts of these interest rate swaps are classified as operating cash flows in the Statement of Consolidated Cash Flows.

During 2006 and 2007, Schering-Plough participated in healthcare refinancing programs adopted by local government fiscal authorities in a major European market. During the year ended December 31, 2007, Schering-Plough transferred $173 million of its trade accounts receivables owned by foreign subsidiaries to third-party financial institutions without recourse. During the year ended December 31, 2006, Schering-Plough transferred $38 million of its trade accounts receivables owned by a foreign subsidiary to third-party financial institutions without recourse. The transfer of trade accounts receivable qualified as sales of accounts receivable under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” For the years ended December 31, 2007 and 2006, the transfer of these trade accounts receivable

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

did not have a material impact on Schering-Plough’s Statement of Consolidated Operations. Cash flows from these transactions are included in the change in accounts receivable in operating activities.

7.	INCOME TAXES

The components of consolidated (loss)/income before income taxes for the years ended December 31 are as follows:

	2007	2006	2005
	(Dollars in millions)

United States	$(982)	$(593)	$(1,436)
Foreign	(233)	2,098	1,933

Total (loss)/income before income taxes and including cumulative effect of a change in accounting principle	$(1,215)	$1,505	$497

The 2007 loss included an acquired in-process research and development charge to the amortization of fair values of certain assets acquired as part of the OBS acquisition

Income from the cholesterol joint venture is included in the above table based on the jurisdiction in which the income is earned.

The components of income tax expense for the years ended December 31 are as follows:

	Federal	State	Foreign	Total
	(Dollars in millions)

2007
Current	$36	$20	$265	$321
Deferred	—	—	(63)	(63)

Total	$36	$20	$202	$258

2006
Current	$42	$25	$251	$318
Deferred	(3)	—	47	44

Total	$39	$25	$298	$362

2005
Current	$(46)	$23	$227	$204
Deferred	—	(9)	33	24

Total	$(46)	$14	$260	$228

During 2004, Schering-Plough established a valuation allowance on its net U.S. deferred tax assets, including the benefit of U.S. operating losses, as management concluded that it is not more likely than not that the benefit of the U.S. net deferred tax assets can be realized. At December 31, 2007, Schering-Plough continues to maintain a valuation allowance against its U.S. net deferred tax assets.

During 2005, Schering-Plough repatriated approximately $9.4 billion in accordance with its planned repatriation under the provisions of the American Jobs Creation Act, (AJCA) which was the maximum amount of foreign earnings that qualified for an effectively reduced tax rate of 5.25 percent. The tax provision related to the AJCA was recorded in 2004. Schering-Plough’s tax provision for the year ended December 31, 2005, includes a U.S. federal income tax benefit of approximately $42 million as a result of an IRS Notice issued in August 2005. The provisions of this Notice resulted in a reduction of the previously accrued tax liability attributable to the AJCA repatriation and also reduced the 2005 U.S. Net Operating Loss (NOL) carried forward to subsequent years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to the AJCA, Schering-Plough’s intent was to indefinitely reinvest all unremitted earnings of its international subsidiaries, and except for the amounts repatriated under the AJCA, Schering-Plough maintains its intent to indefinitely reinvest earnings of its international subsidiaries. Schering-Plough has not provided deferred taxes on approximately $5.8 billion of undistributed foreign earnings as of December 31, 2007. Determining the tax liability that would arise if these earnings were remitted is not practicable. That liability would depend on a number of factors, including the amount of the earnings distributed and whether the U.S. operations were generating taxable profits or losses.

Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of Schering-Plough’s assets and liabilities. Schering-Plough’s deferred tax assets result principally from the recording of certain items that currently are not deductible for tax purposes and net operating loss and other tax credit carryforwards. Schering-Plough’s deferred tax liabilities principally result from book over tax basis difference resulting from the OBS acquisition and the use of accelerated depreciation for tax purposes.

The components of Schering-Plough’s deferred tax assets and liabilities at December 31 are as follows:

	2007	2006
	(Dollars in millions)

Deferred tax assets:
NOL carryforwards	$401	$374
Other tax credit carryforwards	418	341
Post-retirement and other employee benefits	632	553
Inventory related	272	158
Sales return reserves	144	142
Litigation accruals	88	156
Intangible Assets	132	34
Other	343	205

Total deferred tax assets:	$2,430	$1,963

Deferred tax liabilities:
Depreciation	$(454)	$(288)
Inventory valuation	(191)	(33)
OBS Intangible Assets	(1,669)	—
Other	(111)	(61)

Total deferred tax liabilities:	$(2,425)	$(382)

Deferred tax valuation allowance	$(1,219)	$(1,358)

Net deferred tax (liabilities)/assets	$(1,214)	$223

The change in the valuation allowance from 2006 to 2007 is principally related to an increase in deferred tax liabilities related to the acquisition of OBS.

The deferred tax assets for net operating losses and other tax credit carryforwards principally relate to U.S. NOLs, Research and Development (R&D) tax credits, U.S. foreign tax credits and Federal Alternative Minimum Tax (AMT) credit carryforwards. At December 31, 2007, Schering-Plough had approximately $1.7 billion of U.S. NOLs for income tax purposes that are available to offset future U.S. taxable income. U.S. NOLs are U.S. operating losses adjusted for the differences between financial and tax reporting. These U.S. NOLs will expire in varying amounts between 2024 and 2027, if unused. State NOLs related to these U.S. NOLs, as well as an incremental amount related to OBS’s state NOLs, expire in varying amounts between 2008 and 2027. At December 31, 2007, Schering-Plough had approximately $164 million of R&D tax credits

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

carryforwards that will expire between 2022 and 2027; $189 million of foreign tax credit carryforwards that will expire between 2011 and 2017; and $49 million of AMT tax credit carryforwards that have an indefinite life. The U.S. NOL carryforward could be materially reduced after examination of Schering-Plough’s income tax returns by the Internal Revenue Service (IRS). Schering-Plough has reduced the deferred tax assets and related valuation allowance recorded for its U.S. NOLs and tax credit carryforwards to reflect the estimated resolution of these examinations.

The difference between income taxes based on the U.S. statutory tax rate and Schering-Plough’s income tax expense for the years ending December 31 was due to the following:

	2007	2006	2005
	(Dollars in millions)

Income tax (benefit)/expense at U.S. statutory rate	$(425)	$527	$174
Increase/(decrease) in taxes resulting from:
Lower rates in other jurisdictions, net	(883)	(436)	(417)
Federal (benefit) on repatriated foreign earnings under the Act, net of credits	—	—	(42)
U.S. operating losses for which no tax benefit was recorded	165	215	437
Permanent differences	1,346	(7)	66
State income tax	20	25	14
Provision for other tax matters	35	38	(4)

Income tax at effective tax rate	$258	$362	$228

The permanent differences in 2007 are largely attributable to the acquired in-process research and development charge of $3.8 billion related to the acquisition of OBS for which no tax benefit was recorded.

The lower tax rates in other jurisdictions in 2007, 2006, and 2005, net, are primarily attributable to Schering-Plough’s manufacturing subsidiaries in Singapore, Ireland and Puerto Rico, which operate under various incentive tax grants that begin to expire in 2011. Additionally, most major countries in which Schering Plough conducts its operations have statutory tax rates less than the U.S. tax rate. Overall, income taxes primarily relate to foreign taxes and does not include any benefit related to U.S. operating losses.

Schering-Plough implemented the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) as of January 1, 2007. As required by FIN 48, the cumulative effect of applying the provisions of the Interpretation was reported as an adjustment to Schering-Plough’s retained earnings balance as of January 1, 2007. Schering-Plough reduced its January 1, 2007 retained earnings by $259 million as a result of the adoption of FIN 48.

Schering-Plough’s unrecognized tax benefits result primarily from the varying application of statutes, regulations and interpretations and include exposures on intercompany terms of cross border arrangements and utilization of cash held by foreign subsidiaries (investment in U.S. property) as well as Schering-Plough’s tax matters litigation (see Note 20, “Legal, Environmental and Regulatory Matters”). At January 1, and December 31, 2007, the total amount of unrecognized tax benefits was $924 million and $859 million, respectively, which includes reductions to deferred tax assets carrying a full valuation allowance, potential refund claims and tax liabilities. At January 1, and December 31, 2007, approximately $645 million and $535 million, respectively, of total unrecognized tax benefits, if recognized, would affect the effective tax rate. Management believes it is reasonably possible that total unrecognized tax benefits could decrease over the next twelve-month period up to $615 million. This would be primarily attributable to a decision in the tax matter currently being litigated in Newark District Court, possible final resolution of Schering-Plough’s 1997 — 2002 examination by the IRS and appeals and possible resolutions of various other matters. However, the timing of the ultimate resolution of Schering-Plough’s tax matters and the payment and receipt of related cash is dependent on a number of factors, many of which are outside Schering-Plough’s control.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Schering-Plough includes interest expense or income as well as potential penalties on uncertain tax positions as a component of income tax expense in the Statement of Consolidated Operations. The total amount of accrued interest related to uncertain tax positions at January 1, and December 31, 2007 was $193 million and $197 million, respectively, and is included in other accrued liabilities.

The tabular reconciliation of Schering-Plough’s FIN 48 unrecognized tax benefits from January 1 — December 31, 2007 is as follows:

(Dollars in millions)
At January 1, 2007	$924
Additions for tax positions related to 2007	74
Additions for tax positions related to prior years	46
Additions for tax positions related to acquired entities	37
Reductions for tax positions related to prior years	(25)
Reductions for potential refund claims(1)	(120)
Reductions related to amounts settled with taxing authorities	(77)
Lapses in Statutes of Limitations	—

As of December 31, 2007	$859

(1)	Schering Plough had been considering the filing of refund claims based on court decisions involving the claim of right doctrine. Two recent courts of appeal decision, clarifying the law in this area have made it clear that Schering Plough would not prevail on these claims. The amount of unrecognized tax benefits has been reduced accordingly and had no impact on net loss in 2007.

Net consolidated income tax payments, exclusive of payments related to the tax examinations and litigation discussed below, during 2007, 2006, and 2005 were $389 million, $234 million, and $592 million, respectively.

In January 2006, the IRS completed its examination of Schering-Plough’s 1993-1996 federal income tax returns. Schering-Plough made a cash payment in the third quarter of 2005 in the form of a tax deposit of approximately $239 million in anticipation of the settlement of the 1993-1996 tax examination and to prevent additional IRS interest charges. This payment fully satisfied the liability associated with the tax examination and was consistent with the previously recorded reserves.

During the second quarter of 2007, the IRS completed its examination of Schering-Plough’s 1997-2002 federal income tax returns. Schering-Plough is seeking resolution of an issue raised during this examination through the IRS administrative appeals process. Schering-Plough remains open with the IRS for the 1997 — 2007 tax years. For most of its other significant tax jurisdictions (both U.S. state and foreign), Schering-Plough’s income tax returns are open for examination for the period 2000 through 2007. In July 2007, Schering-Plough made a payment of $98 million to the IRS pertaining to the 1997-2002 examination.

In October 2001, IRS auditors asserted that two interest rate swaps that Schering-Plough entered into with an unrelated party should be recharacterized as loans from affiliated companies, resulting in additional tax liability for the 1991 and 1992 tax years. In September 2004, Schering-Plough made payments to the IRS in the amount of $194 million for income tax and $279 million for interest. Schering-Plough filed refund claims for the tax and interest with the IRS in December 2004. Following the IRS’s denial of Schering-Plough’s claims for a refund, Schering-Plough filed suit in May 2005 in the U.S. District Court for the District of New Jersey for refund of the full amount of the tax and interest. This refund litigation is currently being tried in Newark District court. Schering-Plough’s tax reserves were adequate to cover the above-mentioned payments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS

Plan Descriptions

Schering-Plough has defined benefit pension plans covering eligible employees in the U.S. and certain foreign countries. For the largest U.S. plan (the Schering-Plough Retirement Plan), benefits for normal retirement are primarily based upon the participant’s average final earnings, years of service and Social Security income, and are modified for early retirement. Death and disability benefits are also available under the plan. Benefits become fully vested after five years of service. The plan provides for the continued accrual of credited service for employees who opt to postpone retirement and remain employed with Schering-Plough after reaching the normal retirement age. Non-U.S. pension plans offer benefits that are competitive with local market conditions. The defined benefit plans that were assumed by Schering-Plough as part of the OBS acquisition have been included in Schering-Plough’s results of operations after the Acquisition Date and financial position as of December 31, 2007. See Note 2, “Acquisition.”

In addition, Schering-Plough provides post-retirement medical and life insurance benefits primarily to its eligible U.S. retirees and their dependents through its post-retirement benefit plans.

Effective December 31, 2006, Schering-Plough accounts for its retirement plans and other post-retirement benefit plans (the plans) in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” (SFAS 158) an amendment of SFAS No. 87, 88, 106, and 132R. SFAS 158 requires the recognition of an asset for the overfunded plans and a liability for the underfunded plans in Schering-Plough’s consolidated balance sheets. This Statement also requires the recognition of changes in the funded status of the plans in the year in which the changes occur. SFAS 158 allows an extended adoption date for the requirement to have the Schering-Plough’s year-end date as the measurement date for all defined benefit pension and other postretirement plans. For the plans which had measurement dates other than year-end prior to the adoption of SFAS 158, Schering-Plough adopted the year-end measurement date effective with 2007. The impact on the consolidated financial statements related to this measurement date change was not material.

The incremental effects resulting from the implementation of SFAS 158 on the individual line items of Schering-Plough’s Consolidated Balance Sheets at December 31, 2006, are as follows:

	Balance Sheets			Balance Sheets
	Amounts Prior to			Amounts After
	SFAS No. 87/88/158	SFAS No. 87/88	SFAS No. 158	SFAS No. 87/88/158
	Adjustments	Adjustments	Adjustments	Adjustments
	(Dollars in millions)

ASSETS
Other intangible assets	$347	$(2)	$(59)	$286
Other long-term assets (including deferred tax asset)	780	15	(4)	791

LIABILITIES
Accrued compensation	$779	$—	$15	$794
Other long-term liabilities	1,076	(54)	443	1,465
EQUITY
Accumulated other comprehensive loss, net of tax effects	$(418)	$67	$(521)	$(872)

Included in Schering-Plough’s accumulated other comprehensive loss at December 31, 2007 and 2006, was $689 million ($553 million, net of tax effects) and $841 million ($692 million, net of tax effects), respectively, of costs that were not recognized as components of net periodic benefit costs pursuant to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The components of these costs at December 31, 2007 and 2006, were as follows:

			Other Post-
	Retirement Plans		Retirement Benefits
	2007	2006	2007	2006
	(Dollars in millions)

Actuarial loss	$447	$604	$223	$216
Prior service cost/(credit)	58	64	(39)	(43)

Total	$505	$668	$184	$173

The actuarial losses primarily represent the cumulative difference between the actuarial assumptions and the actual returns from plan assets, changes in discount rates and plans’ experience. Total loss amounts, net in excess of certain thresholds, are amortized into net pension and other post-retirement benefit cost over the average remaining service life of employees. The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic costs during 2008 are as follows:

		Other
	Retirement	Post-Retirement
	Plans	Benefits
	(Dollars in millions)

Actuarial loss recognition	$19	$10
Prior service cost/(credit) recognition	7	(5)

Actuarial Assumptions

The consolidated weighted average assumptions used to determine benefit obligations at December 31 were:

			Other Post-
	Retirement		Retirement
	Plans		Benefits
	2007	2006	2007	2006

Discount rate	5.8%	5.5%	6.5%	6.0%
Rate of increase in future compensation	3.7%	3.8%	N/A	N/A

The assumptions above were used to develop the benefit obligations at year-end.

The consolidated weighted average assumptions used to determine net benefit costs for the years ended December 31 were:

	Retirement Plans			Other Post-Retirement Benefits
	2007	2006	2005	2007	2006	2005

Discount rate	5.5%	5.3%	5.6%	6.0%	5.7%	6.0%
Long-term expected rate of return on plan assets	7.6%	7.7%	7.5%	7.5%	7.5%	7.5%
Rate of increase in future compensation	3.8%	3.8%	3.9%	N/A	N/A	N/A

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expectations for each of these asset classes are based largely on assumptions about economic growth and inflation, which are supported by long-term historical data.

The weighted average assumed healthcare cost trend rate used for post-retirement measurement purposes is 10.6 percent for 2008, trending down to 5.2 percent by 2017. A one percent increase in the assumed healthcare cost trend rate would increase combined post-retirement service and interest cost by $11 million and the post-retirement benefit obligation by $92 million. A one percent decrease in the assumed health care cost trend rate would decrease combined post-retirement service and interest cost by $9 million and the post-retirement benefit obligation by $74 million.

Average retirement age is assumed based on the annual rates of retirement experienced by Schering-Plough.

Components of Net Periodic Benefit Costs

The net pension and other post-retirement benefit costs totaled $223 million, $204 million, and $165 million in 2007, 2006, and 2005, respectively.

The components of net pension and other post-retirement benefits expense were as follows:

				Other Post-Retirement
	Retirement Plans			Benefits
	2007	2006	2005	2007	2006	2005
	(Dollars in millions)

Service cost	$137	$119	$102	$21	$18	$15
Interest cost	135	113	106	29	26	24
Expected return on plan assets	(135)	(113)	(112)	(13)	(13)	(15)
Amortization, net	43	44	31	4	6	2
Termination benefits	—	—	7	—	—	1
Settlements	2	4	4	—	—	—

Net pension and other post-retirement benefit costs	$182	$167	$138	$41	$37	$27

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Benefit Obligations

The components of the changes in the benefit obligations were as follows:

			Other
			Post-Retirement
	Retirement Plans		Benefits
	2007	2006	2007	2006
	(Dollars in millions)

Benefit obligations at beginning of year	$2,369	$2,155	$509	$451
Service cost	137	119	21	18
Interest cost	135	113	29	26
Medicare drug subsidy received	—	—	2	2
Participant contributions	10	6	4	3
Effects of exchange rate changes	51	53	1	—
Benefits paid	(108)	(110)	(27)	(25)
Acquisitions/plan transfers	1,597	14	75	1
Actuarial(gains) / losses (including assumption change)	(165)	33	17	33
Change in measurement date	4	—	—	—
Plan amendments	3	4	(1)	—
Termination benefits	—	—	—	—
Curtailment	—	(6)	—	—
Settlement	(8)	(12)	—	—

Benefit obligations at end of year	$4,025	$2,369	$630	$509

Benefit obligations of over-funded plans	$250	$99	$—	$—
Benefit obligations of under-funded plans	3,775	2,270	630	509

Funded Status and Balance Sheet Presentation

The components of the changes in plan assets were as follows:

			Other
			Post-Retirement
	Retirement Plans		Benefits
	2007	2006	2007	2006
	(Dollars in millions)

Fair value of plan assets, primarily stocks and bonds, at beginning of year	$1,673	$1,441	$189	$185
Actual gain on plan assets	101	186	13	24
Employer contributions	196	115	2	2
Participant contributions	10	6	4	3
Acquisitions/plan transfers	1,388	10	—	—
Effects of exchange rate changes	41	37	—	—
Settlements	(8)	(12)	—	—
Benefits paid	(108)	(110)	(27)	(25)

Fair value of plan assets at end of year	$3,293	$1,673	$181	$189

Plan assets of over-funded plans	$292	$120	$—	$—
Plan assets of under-funded plans	3,001	1,553	181	189

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The increase in the benefit obligations and retirement plan assets at December 31, 2007 is primarily due to the acquisition and/or plan transfers related to Schering-Plough’s acquisition of OBS in November 2007. The OBS benefit obligations and retirement plan assets are based on a preliminary estimate of fair value.

In addition to the plan assets indicated above, at December 31, 2007 and 2006, securities investments of $75 million and $71 million, respectively, were held in a non-qualified trust designated to provide pension benefits for certain under-funded plans.

In accordance with SFAS No. 158, at December 31, 2007 and 2006, the net asset of the over-funded plans was $42 million and $21 million, respectively, all of which related to Schering-Plough’s retirement plans, and is included in other long-term assets. The net liability from the under-funded plans at December 31, 2007 and 2006, totaled $1.2 billion and $1.0 billion, respectively, as follows:

			Other
			Post-Retirement
	Retirement Plan		Benefits
	2007	2006	2007	2006
	(Dollars in millions)

Accrued compensation (current)	$18	$15	$4	$—
Other long-term liabilities	756	702	445	320

Total	$774	$717	$449	$320

At December 31, 2007 and 2006, the accumulated benefit obligations (ABO) for the retirement plans were $3.6 billion and $2.0 billion, respectively. The aggregated accumulated benefit obligations and fair values of plan assets for retirement plans with accumulated benefit obligations in excess of plan assets were $2.7 billion and $2.2 billion, respectively, at December 31, 2007, and $1.8 billion and $1.4 billion, respectively, at December 31, 2006.

Plan Assets at Fair Value

The asset allocation for the consolidated retirement plans at December 31, 2007 and 2006, and the target allocation for 2008 are as follows:

		Percentage of
	Target	Plan Assets at
	Allocation	December 31,
Asset Category	2008	2007	2006

Equity securities	53%	54%	62%
Debt securities	40	39	31
Real estate	7	7	7

Total	100%	100%	100%

The asset allocation for the post-retirement benefit trusts at December 31, 2007 and 2006, and the target allocation for 2008 are as follows:

		Percentage of
	Target	Plan Assets at
	Allocation	December 31,
Asset Category	2008	2007	2006

Equity securities	70%	75%	76%
Debt securities	30	25	24

Total	100%	100%	100%

Schering-Plough’s investments related to these plans are broadly diversified, consisting primarily of equities and fixed income securities, with an objective of generating long-term investment returns that are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consistent with an acceptable level of overall portfolio market value risk. The assets are periodically rebalanced back to the target allocations.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

		Other
	Retirement	Post-retirement
	Plans	Benefits
	(Dollars in millions)

2008	$158	$33
2009	141	34
2010	152	36
2011	165	38
2012	179	40
Years 2013-2017	1,097	242

Schering-Plough’s practice is to fund qualified pension plans at least at sufficient amounts to meet the minimum requirements set forth in applicable laws. Schering-Plough expects to contribute approximately $215 million to its retirement plans during 2008, including a minimum of approximately $55 million to the U.S. Schering-Plough Retirement Plan.

Defined Contribution Plans

Schering-Plough maintains defined contribution savings plans in the U.S. including a plan acquired as part of the OBS acquisition. For the largest U.S. plan, Schering-Plough makes contributions to the plan equal to three percent of eligible employee earnings, plus a matching contribution of up to two percent of eligible employee earnings based on employee contributions. The total Schering-Plough contributions to this plan in 2007 and 2006 were $77 million and $70 million, respectively.

Schering-Plough also maintains defined contribution retirement plans in various other jurisdictions. Schering-Plough’s contributions to these plans in 2007 and 2006 were not material.

9.	EARNINGS PER COMMON SHARE

The following table reconciles the components of the basic and diluted earnings/(loss) per share computations:

	2007	2006	2005
	(Dollars and shares in millions)

EPS numerator:
Net (loss)/income available to common shareholders	$(1,591)	$1,057	$183
EPS Denominator:
Weighted average shares outstanding for basic EPS	1,536	1,482	1,476
Dilutive effect of options and deferred stock units	—	9	8

Average shares outstanding for diluted EPS	1,536	1,491	1,484

During the third quarter of 2007, Schering-Plough’s 2004 mandatory convertible preferred stock converted into 65 million common shares. These common shares are included in the weighted average shares calculation for the period after conversion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended December 31, 2007, 2006 and 2005, 45 million, 65 million, and 69 million common shares, respectively, obtainable upon conversion of the 2004 mandatory convertible preferred stock were excluded from the computation of diluted (loss)/earnings per common share because their effect would have been antidilutive on a weighted average basis for the period prior to conversion.

In addition, for the year ended December 31, 2007, approximately 91 million common shares obtainable upon conversion of the 2007 mandatory convertible preferred stock were excluded from the computation of diluted (loss)/earnings common per share because their effect would have been antidilutive.

The equivalent common shares issuable under Schering-Plough’s stock incentive plans that were excluded from the computation of diluted (loss)/earnings per common share because their effect would have been antidilutive were 100 million, 48 million, and 39 million, respectively, for the years ended December 31, 2007, 2006, and 2005, respectively.

Schering-Plough issued 57,500,000 of common shares on August 15, 2007. These common shares are included in the weighted-average shares calculation for the period after issuance. See note 16 “Shareholders’ Equity,” for additional information.

10.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss at December 31, 2007 and 2006 were as follows:

	2007	2006
	(Dollars in millions)

Foreign currency translation adjustment	$13	$(197)
Pension and other-post-retirement liabilities, net of tax effects, in accordance with SFAS No. 158 provisions(1)	(553)	(692)
Accumulated derivative loss	(12)	—
Unrealized gain on investments available for sale, net of tax	18	17

Total	$(534)	$(872)

(1)	See Note 8, “Retirement Plans and Other Postretirement Benefits,” for additional information regarding the impacts on Schering-Plough’s financial statements upon the adoption of SFAS No. 158.

Included in foreign currency translation adjustment during 2007 is a $23 million charge to comprehensive loss from Schering-Plough’s euro-denominated debt instruments which have been designated as, and are effective as, economic hedges of the net investment in a foreign operation.

Effective December 31, 2006, Schering-Plough accounts for its retirement and other post-retirement benefit plans in accordance with SFAS No. 158. The implementation of SFAS No. 158 resulted in an increase of $521 million, net of tax effects, to accumulated other comprehensive loss that reduced shareholders’ equity.

During 2007, Schering-Plough executed a series of interest rate swaps in anticipation of financing the acquisition of OBS. The objective of the swaps was to hedge the interest rate payments to be made on future issuances of debt. As such, the swaps were designated as cash flow hedges of future interest rate payments, and in accordance with SFAS 133, the effective portion of the gains or losses on the hedges are reported in other comprehensive income and any ineffective portion is reported in operations. The effective portion of the swaps of $12 million was recorded in other comprehensive income and is being recognized as interest expense over the life of the related debt. During the year ended December 31, 2007, $1 million of the effective portion of the interest rate swaps was recognized as interest expense. $2 million is expected to be recognized as interest expense during 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gross unrealized pre-tax gains on investments in 2007 and 2006 were $1 million and $4 million, respectively; unrealized losses were immaterial.

11.	INVENTORIES

Inventories consisted of the following at December 31:

	2007	2006
	(Dollars in millions)

Finished products	$1,823	$728
Goods in process	1,729	771
Raw materials and supplies	617	248

Total inventories and inventory classified in other non-current assets	$4,169	$1,747

Included in other assets at December 31, 2007 and 2006 is $96 million and $71 million, respectively, of inventory not expected to be sold within one year.

Inventories valued on a last-in, first-out (LIFO) basis comprised approximately 9 percent and 20 percent of total inventories at December 31, 2007 and 2006, respectively. The estimated replacement cost of total inventories at December 31, 2007 and 2006 was $4.2 billion and $1.8 billion, respectively. The cost of all other inventories is determined by the first-in, first-out method (FIFO).

12.	GOODWILL AND OTHER INTANGIBLE ASSETS

During 2007, as part of the purchase accounting for the acquisition of OBS, Schering-Plough recorded $2.7 billion of goodwill, of which $1.8 billion has been assigned to the Human Prescription Pharmaceuticals segment and $888 million has been assigned to the Animal Health segment. None of the goodwill related to the OBS acquisition is deductible for income tax purposes.

The following table summarizes goodwill activity during the years ending December 31,

	2007			2006
	Human			Human
	Prescription	Animal		Prescription	Animal
	Pharmaceuticals	Health	Total	Pharmaceuticals	Health	Total
	(Dollars in millions)

Goodwill balance January 1	$35	$171	$206	$35	$169	$204
Acquisitions	1,828	888	2,716	—	—	—
Foreign exchange	11	4	15	—	2	2
Write-offs	—	—	—	—	—	—
Other	—	—	—	—	—	—

Goodwill balance December 31	$1,874	$1,063	$2,937	$35	$171	$206

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of other intangible assets, net, are as follows at December 31:

	2007			2006
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
	(Dollars in millions)

Patents	$4,050	$55	$3,995	$10	$7	$3
Trademarks	2,851	67	2,784	43	26	17
Licenses and other	740	515	225	660	394	266

Total other intangible assets	$7,641	$637	$7,004	$713	$427	$286

Patents, trademarks and licenses are amortized on the straight-line method over their respective useful lives. The residual value of intangible assets is estimated to be zero.

During 2007, as part of the purchase accounting for the acquisition of OBS, Schering-Plough recorded $6.8 billion of other intangible assets. See Note 2, “Acquisition,” for additional information.

Amortization expense related to other intangible assets in 2007, 2006, and 2005 was $107 million, $47 million, and $49 million, respectively, and is included in cost of sales in the Statement of Consolidated Operations. All intangible assets are reviewed to determine their recoverability by comparing their carrying values to their expected undiscounted future cash flows when events or circumstances warrant such a review. Annual amortization expenses related to these intangible assets for the years 2008 to 2013 is expected to be approximately $570 million.

13.	PRODUCT LICENSES

In August 2005, Schering-Plough exercised its right to develop and commercialize with Centocor, Inc. (Centocor), golimumab, a new anti-TNF-alpha monoclonal antibody being developed as a therapy for the treatment of rheumatoid arthritis and other immune-mediated inflammatory diseases. Pursuant to the exercise, Schering-Plough received exclusive worldwide marketing rights to golimumab, excluding the U.S., Japan, China (including Hong Kong), Taiwan, and Indonesia. In exchange for its rights under this agreement, Schering-Plough made an upfront payment in the amount of $124 million to Centocor before a tax benefit of $6 million. This payment was included in research and development expenses for the year ended December 31, 2005. Schering-Plough is sharing development costs with Centocor.

In December 2007, Schering-Plough and Centocor revised their distribution agreement regarding the development, commercialization and distribution of both REMICADE and golimumab, extending Schering-Plough’s rights to exclusively market REMICADE to match the duration of Schering-Plough’s exclusive marketing rights for golimumab. Effective upon regulatory approval of golimumab in the EU, Schering-Plough’s marketing rights for both products will now extend for 15 years after the first commercial sale of golimumab within the EU. Centocor will receive a progressively increased share of profits on Schering-Plough’s distribution of both products in the Schering-Plough marketing territory between 2010 and 2014, and the share of profits will remain fixed thereafter for the remainder of the term. The changes to the duration of REMICADE marketing rights and the profit sharing arrangement for the products are all conditioned on approval of golimumab being granted prior to September 1, 2014. Schering-Plough may independently develop and market golimumab for a Crohn’s disease indication in its territories, with an option for Centocor to participate. In addition, Schering-Plough and Centocor agreed to utilize an autoinjector device in the commercialization of golimumab and further agreed to share its development costs. For the rights to this device, Schering-Plough made an upfront payment of $21 million, which is included in research and development expenses for the year ended December 31, 2007

Effective September 1, 2005, Schering-Plough restructured its INTEGRILIN co-promotion agreement with Millennium. Under the terms of the restructured agreement, Schering-Plough acquired exclusive

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. development and commercialization rights to INTEGRILIN in exchange for an upfront payment of $36 million and royalties on INTEGRILIN sales. Schering-Plough has agreed to pay minimum royalties of $85 million per year to Millennium for 2006 and 2007. Schering-Plough also purchased existing INTEGRILIN inventory from Millennium. The $36 million upfront payment has been capitalized and included in other intangible assets.

14.	BORROWINGS AND OTHER COMMITMENTS

Short and Long-Term Borrowings

Schering-Plough’s outstanding borrowings at December 31, 2007 and 2006 are as follows:

	2007	2006
	(Dollars in millions)

Short-term
Commercial paper	$149	$149
Other short-term borrowings and current portion of long-term debts	310	91
Current portion of capital leases	2	2

Total short-term borrowings	$461	$242

Long-term
5.00% senior unsecured euro-denominated notes due 2010	$736	$—
Floating rate euro-denominated term loan due 2012	1,619	—
5.30% senior unsecured notes due 2013	1,247	1,247
5.375% senior unsecured euro-denominated notes due 2014	2,205	—
6.00% senior unsecured notes due 2017	995	—
6.50% senior unsecured notes due 2033	1,143	1,142
6.55% senior unsecured notes due 2037	994	—
Capital leases	24	25
Other long-term borrowings	56	—

Total long-term borrowings	$9,019	$2,414

Schering-Plough’s short-term borrowings consist of primarily bank loans and commercial paper issued in the U.S. The weighted average interest rate on short-term borrowings was 7.9 percent and 6.4 percent at December 31, 2007 and 2006, respectively.

Senior unsecured notes

On October 1, 2007, Schering-Plough issued Euro 500 million aggregate principal amount of 5.00 percent senior unsecured euro-denominated notes due 2010 and Euro 1.5 billion aggregate principal amount of 5.375 percent senior unsecured euro-denominated notes due 2014. The net proceeds from this offering were approximately $2.8 billion. Interest on the notes is payable annually. The effective interest rate on the 5.00 percent senior unsecured euro-denominated notes and the 5.375 percent senior unsecured euro-denominated notes, which incorporates the initial discount, debt issuance fees and the impact of interest rate hedges, is 5.10 percent and 5.46 percent, respectively. The interest rate payable on these notes is not subject to adjustment. The notes generally restrict Schering-Plough from creating or assuming liens or entering into sale and leaseback transactions unless the aggregate outstanding indebtedness secured by any such liens and related to any such sale and leaseback transactions does not exceed 10 percent of consolidated net tangible assets. These notes are redeemable in whole or in part, at Schering-Plough’s option at any time, at a redemption price specified in the prospectus. If a change of control triggering event occurs, as defined in the prospectus, holders of the notes will have the right to require Schering-Plough to repurchase all or any part of the notes for a cash

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payment equal to 101 percent of the aggregate principal amount of the notes repurchased plus accrued and unpaid interest, if any, to the date of purchase.

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

Schering-Plough used the net proceeds from the issuance of these senior unsecured notes to fund a portion of the purchase price for the OBS acquisition. See Note 2, “Acquisition.”

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

Additional Interest Rate	Moody’s Rating	S&P Rating

0.25%	Baa1	BBB+
0.50%	Baa2	BBB
0.75%	Baa3	BBB−
1.00%	Ba1 or below	BB+ or below

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

Upon issuance, the notes were rated A3 by Moody’s and A+ by S&P. On July 14, 2004, Moody’s lowered its rating of the notes to Baa1 and, accordingly, the interest payable on each note increased by 25 basis points, effective December 1, 2004, resulted in a 5.55 percent the interest rate payable on the notes due 2013, and a 6.75 percent the interest rate payable on the notes due 2033 increased. At December 31, 2007, the notes were rated Baa1 by Moody’s and A− by S&P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Term Loan

On October 24, 2007, Schering-Plough entered into a five-year senior unsecured euro-denominated term loan facility with a syndicate of banks. On October 31, 2007, Schering-Plough drew Euro 1.1 billion ($1.6 billion) on this term loan to fund a portion of the purchase price for the OBS acquisition. See Note 2, “Acquisition,” for additional information. This new term loan has a floating interest rate (4.95% weighted average rate for 2007) and requires Schering-Plough to maintain a net debt to total capital ratio of no more than 65 percent through 2009 and 60 percent thereafter, in which net debt equals total debt less cash, cash equivalents, short-term investments and marketable securities and total capital equals the sum of total debt and total shareholders’ equity excluding the cumulative effect of acquired in-process research and development in connection with any acquisition consummated after the closing of the term loan. The term loan also generally restricts Schering-Plough from creating or assuming liens or entering into sale and leaseback transactions unless the aggregate outstanding indebtedness secured by any such liens and related to any such sale and leaseback transactions does not exceed 12 percent of consolidated net tangible assets.

In addition, Schering-Plough’s international subsidiaries had approximately $608 million available in unused lines of credit from various financial institutions at December 31, 2007.

Aggregate Amount of Maturities

The aggregate amount of maturities for all long-term debt for each of the next five years and thereafter are as follows:

	2008	2009	2010	2011	2012	Thereafter
	(Dollars in millions)
Long-term debt	$10	$8	$744	$18	$1,639	$6,610

Credit Facilities

On August 9, 2007, Schering-Plough entered into a $2.0 billion revolving credit agreement with a syndicate of banks and terminated its $1.5 billion credit facility that was to mature in May 2009. This credit facility has a floating interest rate, matures in August 2012 and requires Schering-Plough to maintain a net debt to total capital ratio of no more than 65 percent through 2009 and 60 percent thereafter, in which net debt equals total debt less cash, cash equivalents, short-term investments and marketable securities and total capital equals the sum of total debt and total shareholders’ equity excluding the cumulative effect of acquired in-process research and development in connection with any acquisition consummated after the closing of the credit facility. The credit facility also generally restricts Schering-Plough from creating or assuming liens or entering into sale and leaseback transactions unless the aggregate outstanding indebtedness secured by any such liens and related to any such sale and leaseback transactions does not exceed 12 percent of consolidated net tangible assets. This credit line is available for general corporate purposes and is considered as support to Schering-Plough’s commercial paper borrowings. Borrowings under this credit facility may be drawn by the U.S. parent company or by its wholly-owned international subsidiaries when accompanied by a parent guarantee. This facility does not require compensating balances, however, a nominal commitment fee is paid. As of December 31, 2007, no borrowings were outstanding under this facility.

Schering-Plough had a $1.5 billion credit facility that was terminated in August 2007. As of December 31, 2005, $325 million was drawn under this facility by a wholly-owned international subsidiary for the purposes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of funding repatriations under the AJCA. During 2006, this borrowing amount was fully repaid. As of December 31, 2006, no borrowings were outstanding under this facility.

In addition to the above credit facility, Schering-Plough entered into a $575 million credit facility during the fourth quarter of 2005 for the purposes of funding repatriations under the AJCA. As of December 31, 2005, the entire amount was drawn by a wholly-owned international subsidiary to fund the repatriations. This facility was paid in full and terminated in 2006.

Other Commitments

Total rent expense amounted to $156 million, $118 million and $110 million in 2007, 2006 and 2005, respectively. Future annual minimum rental commitments in the next five years on non-cancelable operating leases as of December 31, 2007, are as follows: 2008, $338 million; 2009, $199 million; 2010, $131 million; 2011, $95 million; and 2012, $73 million, with aggregate minimum lease obligations of $71 million due thereafter.

At December 31, 2007, Schering-Plough has commitments totaling $232 million and $3 million related to capital expenditures to be made in 2008 and 2009, respectively.

15.	FINANCIAL INSTRUMENTS

SFAS 133 requires all derivatives to be recorded on the balance sheets at fair value. In addition, this Statement also requires: (1) the effective portion of qualifying cash flow hedges be recognized in income when the hedged item affects income; (2) changes in the fair value of derivatives that qualify as fair value hedges, along with the change in the fair value of the hedged risk, be recognized as they occur; and (3) changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of qualifying hedges, be recognized in the statements of consolidated operations as they occur.

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

Schering-Plough’s senior unsecured euro-denominated notes and euro-denominated term loan have been designated as, and are effective as, economic hedges of the net investment in a foreign operation. In accordance with SFAS No. 52, “Foreign Currency Translation,” the foreign currency transaction gains or losses on these euro-denominated debt instruments are included in foreign currency translation adjustment within other comprehensive income.

During 2007, as part of an overall risk management strategy and in consideration of various preliminary financing scenarios associated with the acquisition of OBS, Schering-Plough purchased euro-denominated currency options to mitigate its exposure in the event there was a significant strengthening in the Euro as compared to the U.S. Dollar. Schering-Plough purchased the options for aggregate premiums of approximately $165 million and received proceeds of $675 million upon the termination of these options, resulting in a net realized gain of $510 million. These derivatives did not qualify for hedge accounting in accordance with SFAS 133. Accordingly, the gain on these derivatives was recognized in the Statement of Consolidated Operations. These derivatives were short-term (trading) in nature and did not hedge a specific financing or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investment transaction. Accordingly, the cash impacts of these derivatives have been classified as operating cash flows in the Statement of Consolidated Cash Flows. See Note 6, “Other (Income)/Expense, Net.” As of December 31, 2007, there were no open foreign currency option contracts.

During 2007, Schering-Plough executed a series of interest rate swaps in anticipation of financing the acquisition of OBS. The objective of the swaps was to hedge the interest rate payments to be made on future issuances of debt. As such, the swaps were designated as cash flow hedges of future interest payments, and in accordance with SFAS 133, the effective portion of the gains or losses on the hedges are reported in other comprehensive income and any ineffective portion is reported in operations. In connection with the euro-denominated debt issuances as described in Note 14, “Borrowings and Other Commitments,” portions of the swaps were deemed ineffective and Schering-Plough recognized a $7 million loss in the Statement of Consolidated Operations. The effective portion of the swaps of $12 million was recorded in other comprehensive income and is being recognized as interest expense over the life of the related debt. The cash flows related to these interest rate swaps have been classified as operating cash flows in the Statement of Consolidated Cash Flows. See Note 6, “Other (Income)/Expense, Net.” As of December 31, 2007, there were no open interest rate swaps.

Schering-Plough mitigates credit risk on derivative instruments by dealing only with counterparties considered to be of high credit quality. Accordingly, Schering-Plough does not anticipate loss for non-performance. Schering-Plough does not enter into derivative instruments in a manner to generate trading profits. Schering-Plough classifies cash flows from derivatives accounted for as hedges in the same category as the item being hedged.

The table below presents the carrying values and estimated fair values for certain of Schering-Plough’s financial instruments at December 31 2007 and 2006. Estimated fair values were determined based on market prices, where available, or dealer quotes. The carrying values of all other financial instruments, including cash and cash equivalents, approximated their estimated fair values at December 31, 2007 and 2006.

	2007		2006
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(Dollars in millions)

ASSETS:
Short-term investments	$32	$32	$3,267	$3,267
Long-term investments	200	200	145	145

LIABILITIES:
Short-term borrowings and current portion of long-term debt	$461	$461	$242	$242
Long-term debt	9,019	9,130	2,414	2,497

Long-term Investments

Long-term investments, which are included in other non-current assets, primarily consist of debt and equity securities held in non-qualified trusts to fund long-term employee benefit obligations, which are included as liabilities in the Consolidated Balance Sheets. These assets can only be used to fund the related employee benefit obligations.

16.	SHAREHOLDERS’ EQUITY

Preferred Shares

As of December 31, 2007, Schering-Plough has authorized 50,000,000 shares of preferred stock that consists of 11,500,000 preferred shares designated as 6 percent Mandatory Convertible Preferred Stock and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

38,500,000 preferred shares whose designations have not yet been determined. As of December 31, 2007, 10,000,000 of the shares of 6 percent Mandatory Convertible Preferred Stock are issued and outstanding.

2007 Mandatory Convertible Preferred Stock

On August 15, 2007, Schering-Plough issued 10,000,000 shares of 6 percent Mandatory Convertible Preferred Stock (the 2007 Preferred Stock) with a face value of $2.5 billion. Net proceeds to Schering-Plough were approximately $2.4 billion after deducting commissions, discounts and other underwriting expenses. Schering-Plough used the net proceeds from the sale of the 2007 Preferred Stock to fund a portion of the purchase price for the OBS acquisition. See Note 2, “Acquisition”, for additional information.

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

2004 Mandatory Convertible Preferred Stock

During the year ended December 31, 2007, all shares of 6 percent Mandatory Convertible Preferred Stock issued on August 10, 2004 (the 2004 Preferred Stock) were converted into 64,584,929 shares of Schering-Plough common stock. Following conversion, all 28,750,000 shares of 2004 Preferred Stock resumed their status as authorized and unissued preferred stock, undesignated as to series and available for future issuance.

Equity Issuance and Treasury Shares

On August 15, 2007, Schering-Plough issued 57,500,000 common shares from treasury shares at $27.50 per share. Net proceeds to Schering-Plough were approximately $1.5 billion after deducting commissions, discounts and other underwriting expenses. Schering-Plough used the net proceeds from the sale of the common shares to fund a portion of the purchase price for the OBS acquisition. See Note 2, “Acquisition,” for additional information.

A summary of treasury share transactions for the years ended December 31 is as follows:

	2007	2006	2005
	(Shares in millions)

Share balance at January 1	547	550	555
Issuance of common shares	(57)	—	—
Stock incentive plans activities	—	(3)	(5)

Share balance at December 31	490	547	550

Included in the treasury share balance is 70.2 million shares that were acquired by a subsidiary of Schering-Plough through an open-market purchase program in 1994-1995. These shares are not considered

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

17.	INSURANCE COVERAGE

Schering-Plough maintains insurance coverage with such deductibles and self-insurance as management believes adequate for its needs under current circumstances. Such coverage reflects market conditions (including cost and availability) existing at the time it is written, and the relationship of insurance coverage to self-insurance varies accordingly. Schering-Plough self-insures a substantial proportion of risk as it relates to products’ liability, as the availability of commercial insurance has become more restrictive. Schering-Plough continually assesses the best way to provide for its insurance needs

18.	SEGMENT INFORMATION

Schering-Plough has three reportable segments: Human Prescription Pharmaceuticals, Animal Health and Consumer Health Care. The segment sales and (loss)/profit data that follow are consistent with Schering-Plough’s current management reporting structure. The Human Prescription Pharmaceuticals segment discovers, develops, manufactures and markets human pharmaceutical products. The Animal Health segment discovers, develops, manufactures and markets animal health products. The Consumer Health Care segment develops, manufactures and markets over-the-counter, foot care and sun care products, primarily in the U.S.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Sales by Major Product and by Segment:

	2007	2006	2005
	(Dollars in millions)

HUMAN PRESCRIPTION PHARMACEUTICALS	$10,173	$8,561	$7,564
REMICADE	1,648	1,240	942
NASONEX	1,092	944	737
PEGINTRON	911	837	751
TEMODAR	861	703	588
CLARINEX/AERIUS	799	722	646
CLARITIN Rx	391	356	371
AVELOX	384	304	228
INTEGRILIN	332	329	315
REBETOL	277	311	331
CAELYX	257	206	181
INTRON A	233	237	287
SUBUTEX/SUBOXONE	220	203	197
ASMANEX	162	103	11
Other Pharmaceutical	2,606	2,066	1,979
ANIMAL HEALTH	1,251	910	851
CONSUMER HEALTH CARE	1,266	1,123	1,093
OTC	682	558	556
Foot Care	345	343	333
Sun Care	239	222	204

CONSOLIDATED NET SALES	$12,690	$10,594	$9,508

Net Sales by Geographic Area:

	2007	2006	2005
	(Dollars in millions)

United States	$4,597	$4,192	$3,589
Europe and Canada	5,500	4,403	4,040
Latin America	1,359	990	884
Pacific Area and Asia	1,234	1,009	995

Consolidated net sales	$12,690	$10,594	$9,508

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Schering-Plough has subsidiaries in more than 55 countries outside the U.S. Net sales are presented in the geographic area in which Schering-Plough’s customers are located. The following foreign countries accounted for 5 percent or more of consolidated net sales during the past three years:

	2007		2006		2005
		% of		% of		% of
		Consolidated		Consolidated		Consolidated
	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales
			(Dollars in millions)

Total International net sales	$8,093	64%	$6,402	60%	$5,919	62%

France	965	8%	809	8%	771	8%
Japan	709	6%	669	6%	687	7%
Canada	578	5%	478	5%	418	4%
Italy	498	4%	441	4%	457	5%

Net sales by customer:

Sales to a single customer that accounted for 10 percent or more of Schering-Plough’s consolidated net sales during the past three years are as follows:

	2007		2006		2005
		% of		% of		% of
		Consolidated		Consolidated		Consolidated
	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales
			(Dollars in millions)

McKesson Corporation	$1,526	12%	$1,159	11%	$1,073	11%
Cardinal Health	1,196	9%	1,019	10%	841	9%

(Loss)/Profit by segment

	Year Ended December 31,
	2007(1)	2006	2005
	(Dollars in millions)

Human Prescription Pharmaceuticals	$(1,206)	$1,394	$733
Animal Health	(582)	120	120
Consumer Health Care	275	228	235
Corporate and other (including net interest income of $150 million, $125 million and $13 million in 2007, 2006 and 2005, respectively	298	(259)	(591)

Consolidated (loss)/profit before tax and cumulative effect of a change in accounting principle	$(1,215)	$1,483	$497

(1)	In 2007, the Human Prescription Pharmaceuticals segment’s loss includes $3.4 billion of purchase accounting items, including acquired in-process research and development of $3.2 billion. In 2007, the Animal Health segment’s loss includes $721 million of purchase accounting items, including acquired in-process research and development of $600 million.

Schering-Plough’s net sales do not include sales of VYTORIN and ZETIA, which are managed in the joint venture with Merck, as Schering-Plough accounts for this joint venture under the equity method of accounting (see Note 4, “Equity Income,” for additional information). The Human Prescription Pharmaceuticals segment includes equity income from the Merck/Schering-Plough joint venture.

“Corporate and other” includes interest income and expense, foreign exchange gains and losses, currency option gains, headquarters expenses, special charges and other miscellaneous items. The accounting policies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

used for segment reporting are the same as those described in Note 1, “Summary of Significant Accounting Policies.”

In 2007, “Corporate and other” includes special and acquisition related charges of $84 million, comprised of $61 million of integration-related costs for the OBS acquisition and $23 million of severance charges as part of integration activities. It is estimated the charges relate to the reportable segments as follows: Human Prescription Pharmaceuticals — $27 million, Animal Health — $11 million and Corporate and other — $46 million.

In 2006, “Corporate and other” includes special charges of $102 million primarily related to changes to Schering-Plough’s manufacturing operations in the U.S. and Puerto Rico announced in June 2006, all of which related to the Human Prescription Pharmaceuticals segment. Included in 2006 cost of sales were charges of approximately $146 million from the manufacturing streamlining actions that were primarily related to the Human Prescription Pharmaceuticals segment.

In 2005, “Corporate and other” includes special charges of $294 million, including $28 million of employee termination costs, $16 million of asset impairment and other charges, and an increase in litigation reserves by $250 million resulting in a total reserve of $500 million representing Schering-Plough’s current estimate to resolve the Massachusetts Investigation as well as the investigations and the state litigation disclosed under “AWP Litigation and Investigations” in Note 20, “Legal, Environmental and Regulatory Matters.” It is estimated that the charges relate to the reportable segments as follows: Human Prescription Pharmaceuticals — $289 million; Consumer Health Care — $2 million; Animal Health — $1 million; and Corporate and other — $2 million.

Supplemental sales information:

Sales of products comprising 10 percent or more of Schering-Plough’s U.S. or international sales for the year ended December 31, 2007, were as follows:

	Amount	Percentage
	(Dollars in millions)

U.S.
NASONEX	$667	15%
OTC CLARITIN	445	10%
International
REMICADE	$1,648	20%

Long-lived Assets by Geographic Location

	2007	2006	2005
	(Dollars in millions)

United States	$4,310	$2,547	$2,538
Netherlands	7,057	1	1
Ireland	3,414	488	486
Singapore	678	824	840
Other	1,823	804	908

Total	$17,282	$4,664	$4,773

Long-lived assets shown by geographic location are primarily intangibles and property. The significant increase in long-lived assets as of December 31, 2007 is due to the OBS acquisition.

Schering-Plough does not disaggregate assets on a segment basis for internal management reporting and, therefore, such information is not presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	CONSENT DECREE

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

20.  LEGAL, ENVIRONMENTAL AND REGULATORY MATTERS

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

Except for the matters discussed in the remainder of this Note, the recorded liabilities for contingencies at December 31, 2007, and the related expenses incurred during the year ended December 31, 2007, were not material. In the opinion of management, based on the advice of legal counsel, the ultimate outcome of these matters, except matters discussed in the remainder of this Note, will not have a material impact on Schering-Plough’s consolidated results of operations, cash flows or financial condition.

ENHANCE Matter

On January 14, 2008, the Merck / Schering-Plough cholesterol joint venture announced the primary endpoint and other results of the ENHANCE (Effect of Combination Ezetimibe and High-Dose Simvastatin vs. Simvastatin Alone on the Atherosclerotic Process in Patients with Heterozygous Familial Hypercholesterolemia) clinical trial. Schering-Plough encountered a challenge when results of the ENHANCE trial and joint venture products, ZETIA and VYTORIN, became the subject of much media scrutiny prior to fuller discussions of the trial results at appropriate medical forums. A discussion is scheduled for the American College of Cardiology meeting on March 30, 2008.

Schering-Plough, the joint venture and/or its joint venture partner, Merck & Co., Inc. (“Merck”), have received several letters from Congress, including the House Committee on Energy and Commerce, the House Subcommittee on Oversight and Investigations, and the ranking minority member of the Senate Finance

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Committee, collectively seeking a combination of witness interviews, documents and information on a variety of issues related to the Merck/Schering-Plough cholesterol joint venture’s ENHANCE clinical trial, the companies’ sale and promotion of VYTORIN, as well as sales of stock by the companies’ corporate officers since April 2006; and several subpoenas from state officials (such as the State Attorney General or State Department of Justice) in several states, including Connecticut, New York and Oregon, seeking similar information and documents.

Schering-Plough is cooperating with these investigations and working with Merck to respond to the inquiries.

In addition, since mid-January 2008, Schering-Plough has become aware of or been served with litigation, including civil class action lawsuits alleging common law and state consumer fraud claims in connection with Schering-Plough’s sale and promotion of the Merck/Schering-Plough joint-venture products’ VYTORIN and ZETIA; several putative shareholder securities class action lawsuits (where several officers are also named defendants) alleging false and misleading statements and omissions by Schering-Plough and its representatives related to the timing of disclosures concerning the ENHANCE results, allegedly in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934; a Shareholder Derivative Action alleging that the Board of Directors breached its fiduciary obligations relating to the timing of the release of the ENHANCE results; and a letter on behalf of a single shareholder requesting that the Board of Directors investigate the allegations of the putative securities class actions and, if warranted, bring any appropriate legal action on behalf of Schering-Plough.

Schering-Plough is cooperating fully in the government investigations and intends to vigorously defend the lawsuits that have been filed related to the ENHANCE study.

Patent Matters

As described in “Patents, Trademarks, and Other Intellectual Property Rights” under Item I, Business, of this 10-K, intellectual property protection is critical to Schering-Plough’s ability to successfully commercialize its product innovations. The potential for litigation regarding Schering-Plough’s intellectual property rights always exists and may be initiated by third parties attempting to abridge Schering-Plough’s rights, as well as by Schering-Plough in protecting its rights. Patent matters described below have a potential material effect on Schering-Plough.

DR.	SCHOLL’S FREEZE AWAY

On July 26, 2004, OraSure Technologies filed an action in the U.S. District Court for the Eastern District of Pennsylvania alleging patent infringement by Schering-Plough Healthcare Products by its sale of DR. SCHOLL’S FREEZE AWAY wart removal product. This matter was settled with no material impact on Schering-Plough’s financial statements and a stipulation dismissing the action was filed by the parties on February 15, 2008.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Securities and Class Action Litigation

Federal Securities Litigation

Following Schering-Plough’s announcement that the FDA had been conducting inspections of Schering-Plough’s manufacturing facilities in New Jersey and Puerto Rico and had issued reports citing deficiencies concerning compliance with current Good Manufacturing Practices, several lawsuits were filed against Schering-Plough and certain named officers. These lawsuits allege that the defendants violated the federal securities law by allegedly failing to disclose material information and making material misstatements. Specifically, they allege that Schering-Plough failed to disclose an alleged serious risk that a new drug application for CLARINEX would be delayed as a result of these manufacturing issues, and they allege that Schering-Plough failed to disclose the alleged depth and severity of its manufacturing issues. These complaints were consolidated into one action in the U.S. District Court for the District of New Jersey, and a consolidated amended complaint was filed on October 11, 2001, purporting to represent a class of shareholders who purchased shares of Schering-Plough stock from May 9, 2000 through February 15, 2001. The complaint seeks compensatory damages on behalf of the class. The Court certified the shareholder class on October 10, 2003. Notice of pendency of the class action was sent to members of that class in July 2007. Discovery has been completed, and motions for summary judgment have been briefed and are pending.

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

Tax Matters

In October 2001, IRS auditors asserted that two interest rate swaps that Schering-Plough entered into with an unrelated party should be recharacterized as loans from affiliated companies, resulting in additional tax liability for the 1991 and 1992 tax years. In September 2004, Schering-Plough made payments to the IRS in the amount of $194 million for income tax and $279 million for interest. Schering-Plough filed refund claims for the tax and interest with the IRS in December 2004. Following the IRS’s denial of Schering-Plough’s

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

claims for a refund, Schering-Plough filed suit in May 2005 in the U.S. District Court for the District of New Jersey for refund of the full amount of the tax and interest. This refund litigation is currently being tried in Newark District court. Schering-Plough’s tax reserves were adequate to cover the above-mentioned payments.

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

Other Matters

Products Liability

Beginning in May of 2007, a number of complaints have been filed in various jurisdictions asserting claims against Organon USA, Inc., Organon Pharmaceuticals USA, Inc., and/or Organon International (“Organon”) arising from Schering-Plough’s marketing and sale of NUVARING, a combined hormonal contraceptive vaginal ring. The plaintiffs contend that Organon failed to adequately warn of the alleged increased risk of venous thromboembolism (“VTE”) posed by NUVARING, and/or downplayed the risk of VTE. The plaintiffs seek damages, heart attacks and strokes. The majority of the cases are currently pending in the United States District Court for District of New Jersey. Other cases are pending in Wisconsin, Missouri, New York and Georgia.

French Matter

Based on a complaint to the French competition authority from a competitor in France and pursuant to a court order, the French competition authority has obtained documents from a French subsidiary of Schering-Plough relating to SUBUTEX, one of the products that the subsidiary markets and sells. Any resolution of this matter adverse to the French subsidiary could result in the imposition of civil fines and injunctive or administrative remedies. On July 17, 2007, the Juge des Libertés et de la Détention ordered the annulment of the search and seizure on procedural grounds. On July 19, 2007, the French authority appealed the order to the French Supreme Court.

In April 2007, the competitor also requested interim relief, a portion of which was granted by the French competition authority in December 2007. The interim relief required Schering-Plough’s French subsidiary to publish in two specialized newspapers information including that the generic has the same quantitative and qualitative composition and the same pharmaceutical form as, and is substitutable for, SUBUTEX. In February 2008, the Paris Court of Appeal confirmed the decision of the French competition authority.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Schering-Plough Corporation

We have audited the accompanying consolidated balance sheets of Schering-Plough Corporation and subsidiaries (the “Company”) at December 31, 2007 and 2006, and the related statements of consolidated operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Schering-Plough Corporation and subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment. As discussed in Note 8 to the consolidated financial statements, effective December 31, 2006, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. As discussed in Note 1 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
February 29, 2008

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

QUARTERLY DATA (UNAUDITED)

	Three Months Ended
	March 31		June 30		September 30		December 31
	2007	2006	2007	2006	2007	2006	2007	2006
			(Dollars in millions, except per share figures)

Net sales	$2,975	$2,551	$3,178	$2,818	$2,812	$2,574	$3,724	$2,650
Cost of sales	937	893	977	1,004	925	885	1,566	915

Gross margin	2,038	1,658	2,201	1,814	1,887	1,689	2,158	1,735

Selling, general and administrative	1,213	1,086	1,358	1,224	1,262	1,158	1,634	1,250
Research and development	707	481	696	539	669	536	855	631
Acquired in-process research and development	—	—	—	—	—	—	3,754	—
Other (income)/expense, net	(48)	(34)	(16)	(19)	(390)	(37)	(231)	(46)
Special charges and acquisition-related charges	1	—	11	80	20	10	52	12
Equity income from cholesterol joint venture	(487)	(311)	(490)	(355)	(506)	(390)	(566)	(403)

Income/(loss) before income taxes	652	436	642	345	832	412	(3,340)	291
Income tax expense	87	86	103	86	82	103	(14)	87

Net income/(loss) before cumulative effect of a change in accounting principle	$565	$350	$539	$259	$750	$309	$(3,326)	$204

Cumulative effect of a change in accounting principle, net of tax	—	(22)	—	—	—	—	—	—

Net income/(loss)	$565	$372	$539	$259	$750	$309	$(3,326)	$204

Dividends on preferred shares	22	22	22	22	37	22	38	22

Net income/(loss) available to common shareholders	$543	$350	$517	$237	$713	$287	$(3,364)	$182

Diluted earnings/(loss) per common share:
Earnings/(loss) available to common shareholders before cumulative effect of a change in accounting principle	$0.36	$0.22	$0.34	$0.16	$0.45	$0.19	$(2.08)	$0.12
Cumulative effect of a change in accounting principle, net of tax	—	0.02	—	—	—	—	—	—

Diluted earnings per common share	$0.36	$0.24	$0.34	$0.16	$0.45	$0.19	$(2.08)	$0.12
Basic earnings/(loss) per common share:
Earnings/(loss) available to common shareholders before cumulative effect of a change in accounting principle	$0.37	$0.22	$0.35	$0.16	$0.46	$0.19	$(2.08)	$0.12
Cumulative effect of a change in accounting principle, net of tax	—	0.02	—	—	—	—	—	—

Basic earnings/(loss) per common share:	$0.37	$0.24	$0.35	$0.16	$0.46	$0.19	$(2.08)	$0.12
Dividends per common share	0.065	0.055	0.065	0.055	0.065	0.055	0.065	0.055
Common share prices:
High	25.51	20.93	33.34	20.00	32.83	22.09	32.94	23.90
Low	22.75	18.00	25.42	18.25	27.26	18.60	26.20	21.25
Average shares outstanding for diluted EPS (in millions)	1,571	1,486	1,587	1,489	1,622	1,492	1,621	1,497
Average shares outstanding for basic EPS (in millions)	1,489	1,480	1,496	1,481	1,620	1,482	1,621	1,484

Operating results for the three month period ended December 31, 2007 reflects the closing of the OBS acquisition on November 19, 2007, including the impacts of purchase accounting in accordance with SFAS No. 141, “Business Combinations.”

Net sales in the third quarter of 2006 included a favorable impact of approximately $47 million resulting from the reversal of previously accrued rebate amounts for the TRICARE Retail Pharmacy Program that a U.S. Federal Court of Appeals ruled pharmaceutical manufacturers are not obligated to pay.

Diluted earnings per common share for the three month period ended September 30, 2007 is calculated using a numerator of $731 million, which is the arithmetic sum of net income available to common shareholders of $713 million plus dividends of $18 million related to the 2004 preferred stock which are dilutive, and a denominator of 1,622 which represents the average diluted shares outstanding for the third quarter of 2007.

See Note 3, “Special and Acquisition Related Charges and Manufacturing Changes,” to the Consolidated Financial Statements for additional information relating to special and acquisition-related charges and charges from Schering-Plough’s announced manufacturing changes.

Schering-Plough’s approximate number of holders of record of common shares as of January 31, 2008 was 34,185.

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

Schering-Plough’s Management assessed the effectiveness of Schering-Plough’s internal control over financial reporting as of December 31, 2007. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting as of December 31, 2007 did not include a review of the business process controls of the OBS N.V. Management did not assess the internal control over financial reporting of OBS N.V., because the acquisition occurred on November 19, 2007, which is within one year prior to the date of the consolidated financial statements, as allowable under Securities and Exchange Commission guidelines. OBS N.V. represented approximately 18% of consolidated total assets at December 31, 2007 and approximately 5% of consolidated revenues for the year ended December 31, 2007. Based on its assessment, Management believes that, as of December 31, 2007, Schering-Plough’s internal control over financial reporting is effective.

Schering-Plough’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the effectiveness of Schering-Plough’s internal control over financial reporting. Their report follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Schering-Plough Corporation

We have audited the internal control over financial reporting of Schering-Plough Corporation and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Organon BioSciences N.V., which was acquired on November 19, 2007, and whose financial statements constitute 18% of total assets and 5% of total revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2007. Accordingly, our audit did not include the internal control over financial reporting at Organon BioSciences N.V. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007, of the Company and our report dated February 29, 2008, expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment, SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, and Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
February 29, 2008

Part III

Item 10.	Directors and Executive Officers of the Registrant

Information concerning Directors and nominees for Directors is incorporated by reference to “Proposal One: Elect Thirteen Directors for a One-Year Term” in Schering-Plough’s Proxy Statement for the Annual Meeting of Shareholders on May 16, 2008.

Information concerning executive officers is included in Part I of this filing under the caption “Executive Officers of the Registrant.”

Information concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference to “Section 16(a) Beneficial Ownership Reporting Compliance” in Schering-Plough’s Proxy Statement for the Annual Meeting of Shareholders on May 16, 2008.

Information concerning the audit committee and the audit committee financial expert is incorporated by reference to “Information About the Audit Committee of the Board of Directors and Its Practices” and “Audit Committee Report” in Schering-Plough’s Proxy Statement for the Annual Meeting of Shareholders on May 16, 2008.

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

Information concerning executive compensation is incorporated by reference to “Executive Compensation” in Schering-Plough’s Proxy Statement for the Annual Meeting of Shareholders on May 16, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated by reference to “Stock Ownership” in Schering-Plough’s Proxy Statement for the Annual Meeting of Shareholders on May 16, 2008.

Equity Compensation Plan Information — The following information relates to plans under which equity securities of Schering-Plough may be issued to employees or Directors. Schering-Plough has no plans under which equity securities may be issued to non-employees (except that under the 2006 Stock Incentive Plan certain stock options may be transferable to family members of the employee-optionee or related trusts).

	Column A		Column C
	Number of Securities		Number of Securities
	To be Issued	Column B	Remaining Available for
	Upon Exercise of	Weighted-Average	Future Issuance Under
	Outstanding	Exercise Price of	Equity Compensation
	Options, Warrants	Outstanding Options,	Plans (Excluding Securities
Plan Category	and Rights	Warrants and Rights	Reflected in Column A)

Equity compensation plans approved by security holders
1992 Stock Incentive Plan	0	N/A
1997 Stock Incentive Plan	28,560,396	$41.53
2002 Stock Incentive Plan	39,506,874	$15.64
2006 Stock Incentive Plan	29,725,647	$15.78	61,843,213
Directors Compensation Plan	N/A	N/A	976,542
Equity compensation plans not approved by security holders
Schering-Plough (Ireland) Approved Profit Sharing Scheme*	N/A	N/A		*
Organon (Ireland) Limited Employee Share Participation Scheme*	N/A	N/A		*
Intervet (Ireland) Limited Employee Share Participation Scheme*	N/A	N/A		*
Total	97,792,917	$23.24	62,819,755

*	The Plans permit eligible employees who work for certain Schering-Plough Irish subsidiaries to enjoy tax advantages by having some or all of their annual bonus and an amount varying between 1 percent and up to 7.5 percent of their pay passed to a trustee. The trustee purchases shares of common stock in the open market and allocates the shares to the employees’ accounts. No more than Euro 12,700 may be deferred in a year by an employee. Employees may not sell or withdraw shares allocated to their accounts for two to three years.

Item 13.	Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is incorporated by reference to “Certain Transactions” and “Procedures for Related Party Transactions and Director Independence Assessments” in Schering-Plough’s Proxy Statement for the Annual Meeting of Shareholders on May 16, 2008.

Information concerning director independence is incorporated by reference to “Director Independence” in Schering-Plough’s Proxy Statement for the Annual Meeting of Shareholders on May 16, 2008.

Item 14.	Principal Accountant Fees and Services

Information concerning principal accountant fees and services is incorporated by reference to “Proposal Two: Ratify the Designation of Deloitte & Touche LLP to Audit Schering-Plough’s Books and Accounts for 2008” in Schering-Plough’s Proxy Statement for the Annual Meeting of Shareholders on May 16, 2008.

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

(3) Index to Exhibits:

Unless otherwise indicated, all exhibits are part of Commission File Number 1-6571.

Exhibit
Number	Description	Location

3(a)	Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Schering-Plough’s 8-K filed September 18, 2007.
3(b)	Amended and Restated By-laws.	Incorporated by reference to Exhibit 3.2 to Schering-Plough’s 8-K filed June 28, 2007.
4(a)	Rights Agreement between Schering-Plough and the Bank of New York dated June 24, 1997.	Incorporated by reference to Exhibit 1 to Schering-Plough’s 8-A filed on June 30, 1997.
4(b)	Form of Participation Rights Agreement between Schering-Plough and the Chase Manhattan Bank (National Association) as Trustee.	Incorporated by reference to Exhibit 4.6 to Schering-Plough’s Registration Statement on Form S-4, Amendment No. 1, filed December 29, 1995. File No. 33-65107.
4(c)(i)	Indenture, dated November 26, 2003, between Schering-Plough and The Bank of New York as Trustee.	Incorporated by reference to Exhibit 4.1 to Schering-Plough’s 8-K filed November 28, 2003.
4(c)(ii)	First Supplemental Indenture (including Form of Note), dated November 26, 2003.	Incorporated by reference to Exhibit 4.2 to Schering-Plough’s 8-K filed November 28, 2003.
4(c)(iii)	Second Supplemental Indenture (including Form of Note), dated November 26, 2003.	Incorporated by reference to Exhibit 4.3 to Schering-Plough’s 8-K filed November 28, 2003.
4(c)(iv)	5.30% Global Senior Note, due 2013.	Incorporated by reference to Exhibit 4(c)(iv) to Schering-Plough’s 10-K for the year ended December 31, 2003.
4(c)(v)	6.50% Global Senior Note, due 2033.	Incorporated by reference to Exhibit 4(c)(v) to Schering-Plough’s 10-K for the year ended December 31, 2003.
4(c)(vi)	Third Supplemental Indenture (including Form of Note), dated September 17, 2007	Incorporated by reference to Exhibit 4.1 to Schering-Plough’s 8-K filed September 17, 2007.
4(c)(vii)	Fourth Supplemental Indenture (including Form of Note), dated October 1, 2007.	Incorporated by reference to Exhibit 4.1 to Schering-Plough’s 8-K filed October 2, 2007.
10(a)	Directors Compensation Plan (as amended and restated effective June 1, 2006 with amendments through September 19, 2006).*	Incorporated by reference to Exhibit 10(h)(iii) to Schering-Plough’s 10-Q for the period ended September 30, 2006.
10(b)(i)	1997 Stock Incentive Plan.*	Incorporated by reference to Exhibit 10 to Schering-Plough’s 10-Q for the period ended September 30, 1997.
10(b)(ii)	Amendment to 1997 Stock Incentive Plan (effective February 22, 1999).*	Incorporated by reference to Exhibit 10(a) to Schering-Plough’s 10-Q for the period ended March 31, 1999.
10(b)(iii)	Amendment to the 1997 Stock Incentive Plan (effective February 25, 2003).*	Incorporated by reference to Exhibit 10(c) to Schering-Plough’s 10-K for the year ended December 31, 2002.
10(c)	2002 Stock Incentive Plan (as amended to February 25, 2003).*	Incorporated by reference to Exhibit 10(d) to Schering-Plough’s 10-K for the year ended December 31, 2002.

Exhibit
Number	Description	Location

10(d)	2006 Stock Incentive Plan (as amended and restated effective February 29, 2008)*	Attached.
10(e)(i)	Letter agreement dated November 4, 2003 between Robert Bertolini and Schering-Plough.*	Incorporated by reference to Exhibit 10(e)(iii) to Schering-Plough’s 10-K for the year ended December 31, 2003.
10(e)(ii)	Employment Agreement effective upon a change of control dated as of December 19, 2006 between Robert Bertolini and Schering-Plough Corporation.*	Incorporated by reference to Exhibit 99.1 to Schering-Plough’s 8-K filed December 21, 2006.
10(e)(iii)	Employment Agreement dated as of May 12, 2003 between Carrie Cox and Schering-Plough.*	Incorporated by reference to Exhibit 99.6 to Schering-Plough’s 8-K filed May 13, 2003.
10(e)(iv)	Employment Agreement dated as of April 20, 2003 between Fred Hassan and Schering-Plough.*	Incorporated by reference to Exhibit 99.2 to Schering-Plough’s 8-K filed April 21, 2003.
10(e)(v)	Employment Agreement dated as of December 19, 2006 between Thomas P. Koestler, Ph.D. and Schering-Plough.*	Incorporated by reference to Exhibit 10(e)(v) to Schering-Plough’s 10-K for the year ended December 31, 2006.
10(e)(vi)	Letter agreement dated March 11, 2004 between Thomas J. Sabatino, Jr. and Schering-Plough.*	Incorporated by reference to Exhibit 10 to Schering-Plough’s 10-Q for the period ended March 31, 2004.
10(e)(vii)	Employment Agreement effective upon a change of control dated as of April 15, 2004 between Thomas J. Sabatino, Jr. and Schering-Plough.*	Incorporated by reference to Exhibit 10(e)(v) to Schering-Plough’s 10-K for the year ended December 31, 2006.
10(e)(viii)	Employment Agreement dated as of December 19, 2006 between Brent Saunders and Schering-Plough.*	Attached.
10(e)(ix)	Form of employment agreement effective upon a change of control between Schering-Plough and certain executives for new agreements beginning in December 14, 2006.*	Incorporated by reference to Exhibit 10(e)(v) to Schering-Plough’s 10-K for the year ended December 31, 2006.
10(f)	Operations Management Team Incentive Plan (as amended and restated effective June 26, 2006).*	Incorporated by reference to Exhibit 10(m)(ii) to Schering-Plough’s 10-Q for the period ended September 30, 2006.
10(g)	Cash Long-Term Incentive Plan (as amended and restated effective January 24, 2005).*	Incorporated by reference to Exhibit 10(n) to Schering-Plough’s 10-K for the year ended December 31, 2004.
10(h)	Long-Term Performance Share Unit Incentive Plan (as amended and restated effective January 24, 2005).*	Incorporated by reference to Exhibit 10(o) to Schering-Plough’s 10-K for the year ended December 31, 2004.
10(i)	Transformational Performance Contingent Shares Program.*	Incorporated by reference to Exhibit 10(p) to Schering-Plough’s 10-K for the year ended December 31, 2003.
10(j)	Severance Benefit Plan (as amended and restated effective January 1, 2008)*	Attached.
10(k)	Savings Advantage Plan (as amended and restated effective January 1, 2006).*	Incorporated by reference to Exhibit 10(e)(xiii) to Schering-Plough’s 10-Q for the period ended September 30, 2006.

Exhibit
Number	Description	Location

10(l)	Supplemental Executive Retirement Plan (amended and restated to January 1, 2005).*	Incorporated by reference to Exhibit 10(e)(v) to Schering-Plough’s 10-K for the year ended December 31, 2006.
10(m)	Retirement Benefits Equalization Plan (as amended and restated as of January 1, 2005).*	Incorporated by reference to Exhibit 10(l) to Schering-Plough’s 10-K for the year ended December 31, 2005.
10(n)	Executive Incentive Plan (as amended and restated to October 1, 2000).*	Incorporated by reference to Exhibit 10(a)(i) to Schering-Plough’s 10-K for the year ended December 31, 2000.
10(o)	Deferred Compensation Plan (as amended and restated to October 1, 2000).*	Incorporated by reference to Exhibit 10(i) to Schering-Plough’s 10-K for the year ended December 31, 2000.
10(p)	Amended and Restated Defined Contribution Trust.*	Incorporated by reference to Exhibit 10(a)(ii) to Schering-Plough’s 10-K for the year ended December 31, 2000.
10(q)	Amended and Restated SERP Rabbi Trust Agreement.*	Incorporated by reference to Exhibit 10(g) to Schering-Plough’s 10-K for the year ended December 31, 1998.
10(r)	Cholesterol Governance Agreement, dated as of May 22, 2000, by and among Schering-Plough, Merck & Co., Inc. and the other parties signatory thereto.†	Incorporated by reference to Exhibit 99.2 to Schering-Plough’s 8-K dated October 21, 2002.
10(s)	First Amendment to the Cholesterol Governance Agreement, dated as of December 18, 2001, by and among Schering-Plough, Merck & Co., Inc. and the other parties signatory thereto.†	Incorporated by reference to Exhibit 99.3 to Schering-Plough’s 8-K filed October 21, 2002.
10(t)	Master Agreement, dated as of December 18, 2001, by and among Schering-Plough, Merck & Co., Inc. and the other parties signatory thereto.†	Incorporated by reference to Exhibit 99.4 to Schering-Plough’s 8-K filed October 21, 2002.
10(u)	Letter Agreement dated April 14, 2003 relating to Consent Decree.	Incorporated by reference to Exhibit 99.3 to Schering-Plough’s 10-Q for the period ended March 31, 2003.
10(v)	Distribution agreement between Schering-Plough and Centocor, Inc., dated April 3, 1998.†	Incorporated by reference to Exhibit 10(u) to Schering-Plough’s Amended 10-K for the year ended December 31, 2003, filed May 3, 2004.
10(w)	Amendment Agreement to the Distribution Agreement between Centocor, Inc., CAN Development, LLC, and Schering-Plough (Ireland) Company.†	Incorporated by reference to Exhibit 10.1 to Schering-Plough’s 8-K filed December 21, 2007.
10(x)	Share Purchase Agreement between Akzo Nobel N.V., Schering-Plough International C.V., and Schering-Plough Corporation.	Incorporated by reference to Exhibit 10.1 to Schering-Plough’s 8-K filed October 2, 2007.
12	Computation of Ratio of Earnings to Fixed Charges.	Attached.
14	Standards of Global Business Practices (covers all employees, including Senior Financial Officers).	Incorporated by reference to Exhibit 14 to Schering-Plough’s 8-K filed September 30, 2004.
21	Subsidiaries of the registrant.	Attached.

Exhibit
Number	Description	Location

23.1	Consent of Independent Registered Public Accounting Firm.	Attached.
23.2	Independent Auditors’ Consent.	Attached.
24	Power of attorney.	Attached.
31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chairman of the Board and Chief Executive Officer.	Attached.
31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification for Executive Vice President and Chief Financial Officer.	Attached.
32.1	Sarbanes-Oxley Act of 2002, Section 906 Certification for Chairman of the Board and Chief Executive Officer.	Attached.
32.2	Sarbanes-Oxley Act of 2002, Section 906 Certification for Executive Vice President and Chief Financial Officer.	Attached.

*	Compensatory plan, contract or arrangement.

†	Certain portions of the exhibit have been omitted pursuant to a request for confidential treatment. The non-public information has been filed separately with the Securities and Exchange Commission pursuant to rule 24b-2 under the Securities Exchange Act of 1934, as amended.

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

Date: February 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Fred Hassan Fred Hassan	Chairman of the Board and Chief Executive Officer

/s/ Robert J. Bertolini Robert J. Bertolini	Executive Vice President and Chief Financial Officer

/s/ Steven H. Koehler Steven H. Koehler	Vice President and Controller

* Hans W. Becherer	Director

* Thomas J. Colligan	Director

* C. Robert Kidder	Director

* Philip Leder, M.D.	Director

* Eugene R. McGrath	Director

* Carl E. Mundy, Jr.	Director

* Antonio M. Perez	Director

* Patricia F. Russo	Director

* Jack L. Stahl	Director

* Craig B. Thompson, M.D.		Director

* Kathryn C. Turner		Director

* Robert F. W. van Oordt		Director

* Arthur F. Weinbach		Director

*By	/s/ Steven H. Koehler Steven H. Koehler Attorney-in-fact

Date: February 29, 2008

Merck/Schering-Plough Cholesterol Partnership

Combined Statements of Net Sales and Contractual Expenses

	Years Ended December 31,
	2007	2006	2005
	(Dollars in millions)

Net sales	$5,186	$3,884	$2,425

Cost of sales	216	179	93
Selling, general and administrative	1,151	1,056	945
Research and development	156	161	134

	1,523	1,396	1,172

Income from operations	$3,663	$2,488	$1,253

The accompanying notes are an integral part of these combined financial statements.

Merck/Schering-Plough Cholesterol Partnership

Combined Balance Sheets

	December 31,
	2007	2006
	(Dollars in millions)

Assets
Cash and cash equivalents	$491	$36
Accounts receivable, net	402	293
Inventories	105	87
Prepaid expenses and other assets	16	14

Total assets	$1,014	$430

Liabilities and Partners’ Capital (Deficit)
Rebates payable	$377	$271
Payable to Merck, net	119	64
Payable to Schering-Plough, net	115	169
Accrued expenses and other liabilities	45	7

Total liabilities	656	511
Commitments and contingent liabilities (notes 3 and 5)
Partners’ capital (deficit)	358	(81)

Total liabilities and Partners’ capital (deficit)	$1,014	$430

The accompanying notes are an integral part of these combined financial statements.

Merck/Schering-Plough Cholesterol Partnership

Combined Statements of Cash Flows

	Years Ended December 31,
	2007	2006	2005
	(Dollars in millions)

Operating Activities:
Income from operations	$3,663	$2,488	$1,253
Adjustments to reconcile income from operations to net cash provided by operating activities:
Accounts receivable, net	(109)	(63)	(46)
Inventories	(18)	(21)	(2)
Prepaid expenses and other assets	(2)	(1)	(12)
Rebates payable	106	151	85
Payable to Merck and Schering-Plough, net	1	(130)	36
Accrued expenses and other liabilities	38	5	2
Non-cash charges	60	52	—

Net cash provided by operating activities	3,739	2,481	1,316

Financing Activities:
Contributions from Partners	722	721	710
Distributions to Partners	(4,006)	(3,206)	(2,033)

Net cash used for financing activities	(3,284)	(2,485)	(1,323)

Net increase/(decrease) in cash and cash equivalents	455	(4)	(7)
Cash and cash equivalents, beginning of period	36	40	47

Cash and cash equivalents, end of period	$491	$36	$40

The accompanying notes are an integral part of these combined financial statements.

Merck/Schering-Plough Cholesterol Partnership

Combined Statements of Partners’ Capital (Deficit)

	Schering-
	Plough	Merck	Total
	(Dollars in millions)

Balance, January 1, 2005	$56	$(122)	$(66)
Contributions from Partners	330	380	710
Income from operations	689	564	1,253
Distributions to Partners	(1,042)	(991)	(2,033)

Balance, December 31, 2005	33	(169)	(136)
Contributions from Partners	344	429	773
Income from operations	1,273	1,215	2,488
Distributions to Partners	(1,648)	(1,558)	(3,206)

Balance, December 31, 2006	2	(83)	(81)
Contributions from Partners	276	506	782
Income from operations	1,831	1,832	3,663
Distributions to Partners	(1,944)	(2,062)	(4,006)

Balance, December 31, 2007	$165	$193	$358

The accompanying notes are an integral part of these combined financial statements.

Merck/Schering-Plough Cholesterol Partnership

Notes to Combined Financial Statements

1.	Description of Business and Basis of Presentation

Description of Business

In May 2000, Merck & Co., Inc. (“Merck”) and Schering-Plough Corporation (“Schering-Plough”) (collectively “Management” or the “Partners”) entered into agreements (the “Agreements”) to jointly develop and market in the United States, Schering-Plough’s then investigational cholesterol absorption inhibitor (“CAI”) ezetimibe (marketed today in the United States as ZETIA and as EZETROL in most other countries) (the “Cholesterol Collaboration”) and a fixed-combination tablet containing the active ingredients montelukast sodium and loratadine (the “Respiratory Collaboration”). Montelukast sodium, a leukotriene receptor antagonist, is sold by Merck as SINGULAIR and loratadine, an antihistamine, is sold by Schering-Plough as CLARITIN, both of which are indicated for the relief of symptoms of allergic rhinitis.

The Cholesterol Collaboration is formally referred to as the Merck/Schering-Plough Cholesterol Partnership (the “Partnership”). In December 2001, the Cholesterol Collaboration Agreements were expanded to include all countries of the world, except Japan. The Cholesterol Collaboration Agreements provide for ezetimibe to be developed and marketed in the following forms:

•	Ezetimibe, a once daily CAI, non-statin cholesterol reducing medicine used alone or co-administered with any statin drug, and

•	Ezetimibe and simvastatin (Merck’s existing ZOCOR statin cholesterol modifying medicine) combined into one tablet (marketed today in the United States as VYTORIN and as INEGY in most other countries).

VYTORIN and ZETIA were approved by the U.S. Food and Drug Administration in July 2004 and October 2002, respectively. Together, these products, whether marketed as VYTORIN, ZETIA or under other trademarks locally, are referred to as the “Cholesterol Products.”

Under the Cholesterol Collaboration Agreements, the Partners established jointly-owned, limited purpose legal entities based in Canada, Puerto Rico, and the United States through which to carry out the contractual activities of the Partnership in these countries. An additional jointly-owned, limited purpose legal entity based in Singapore was established to own the rights to the intellectual property and to fund and oversee research and development and manufacturing activities of the Cholesterol and Respiratory Collaborations. In all other markets except Latin America, subsidiaries of Merck or Schering-Plough perform marketing activities for Cholesterol Products under contract with the Partnership. These legal entity and subsidiary operations are collectively referred to as the “Combined Companies.” In Latin America, the Partnership sells directly to Schering-Plough and Merck’s Latin American subsidiaries and Schering-Plough and Merck compete against one another in the cholesterol market. Consequently, selling, promotion and distribution activities for the Cholesterol Products within Latin America are not included in the Combined Companies.

The Partnership is substantially reliant on the infrastructures of Merck and Schering-Plough. There are a limited number of employees of the legal entities of the Partnership and most activities are performed by employees of either Merck or Schering-Plough under service agreements with the Partnership. Profits, which are shared by the Partners under differing arrangements in countries around the world, are generally defined as net sales minus (1) agreed upon manufacturing costs and expenses incurred by the Partners and invoiced to the Partnership, (2) direct promotion expenses incurred by the Partners and invoiced to the Partnership, (3) expenses for a limited specialty sales force in the United States incurred by the Partners and invoiced to the Partnership, and certain amounts for sales force physician detailing of the Cholesterol Products in the United States, Puerto Rico, Canada and Italy, (4) administration expenses based on a percentage of Cholesterol Product net sales, which are invoiced by one of the Partners, and (5) other costs and expenses incurred by the Partners that were not contemplated when the Cholesterol Collaboration Agreements were entered into but that were subsequently agreed to by both Partners. Agreed upon research and development expenses incurred by

Merck/Schering-Plough Cholesterol Partnership

Notes to Combined Financial Statements — (Continued)

the Partners and invoiced to the Partnership are shared equally by the Partners, after adjusting for special allocations in the nature of milestones due to one of the Partners.

The Partnership’s future results of operations, financial position, and cash flows may differ materially from the historical results presented herein because of the risks and uncertainties related to the Partnership’s business. The Partnership’s future operating results and cash flows are dependent on the Cholesterol Products. Any events that adversely affect the market for those products could have a significant impact on the Partnership’s results of operations and cash flows. These events could include loss of patent protection, increased costs associated with manufacturing, increased competition from the introduction of new, more effective treatments, exclusion from government reimbursement programs, discontinuation or removal from the market of a product for safety or other reason, and the results of future clinical or outcomes studies. (Note 5)

Basis of Presentation

The accompanying combined balance sheets and combined statements of net sales and contractual expenses, cash flows and partners’ capital (deficit) include the Cholesterol and Respiratory Collaboration activities of the Combined Companies. The Respiratory Collaboration activities primarily pertain to clinical development work and pre-launch marketing activities. Spending on respiratory-related activities is not material to the income from operations in any of the years presented. In August 2007, the Partners announced that the New Drug Application filing for montelukast sodium/loratadine had been accepted by the U.S. Food and Drug Administration for standard review. The Partners are seeking U.S. marketing approval of the medicine for treatment of allergic rhinitis symptoms in patients who want relief from nasal congestion.

Net sales include the net sales of the Cholesterol Products sold by the Combined Companies. Expenses include amounts that Merck and Schering-Plough have contractually agreed to directly invoice to the Partnership, or are shared through the contractual profit sharing arrangements between the Partners, as described above.

The accompanying combined financial statements were prepared for the purpose of complying with certain rules and regulations of the Securities and Exchange Commission and reflect the activities of the Partnership based on the contractual agreements between the Partners. Such combined financial statements include only the expenses agreed by the Partners to be shared or included in the calculation of profits under the contractual agreements of the Partnership, and are not intended to be a complete presentation of all of the costs and expenses that would be incurred by a stand-alone pharmaceutical company for the discovery, development, manufacture, distribution and marketing of pharmaceutical products.

Under the Cholesterol Collaboration Agreements, certain activities are charged to the Partnership by the Partners based on contractually agreed upon allocations of Partner-incurred expenses as described below. In the opinion of Management, any allocations of expenses described below are made on a basis that reasonably reflects the actual level of support provided. All other expenses are expenses of the Partners and accordingly, are reflected in each Partner’s respective expense line items in their separate consolidated financial statements.

As described above, the profit sharing arrangements under the Cholesterol Collaboration Agreements provide that only certain Partner-incurred costs and expenses be invoiced to the Partnership by the Partners and therefore become part of the profit sharing calculation. The following paragraphs list the typical categories of costs and expenses that are generally incurred in the discovery, development, manufacture, distribution and marketing of the Cholesterol Products and provide a description of how such costs and expenses are treated in the accompanying combined statements of net sales and contractual expenses, and in determining profits under the contractual agreements.

•	Manufacturing costs and expenses — All contractually agreed upon manufacturing plant costs and expenses incurred by the Partners related to the manufacture of the Partnership products are included as “Cost of sales” in the accompanying combined statements of net sales and contractual expenses,

Merck/Schering-Plough Cholesterol Partnership

Notes to Combined Financial Statements — (Continued)

including direct production costs, certain production variances, expenses for plant services and administration, warehousing, distribution, materials management, technical services, quality control, and asset utilization. All other manufacturing costs and expenses incurred by the Partners not agreed to be included in the determination of profits under the contractual agreements are not invoiced to the Partnership and, therefore, are excluded from the accompanying combined financial statements. These costs and expenses include but are not limited to yield gains and losses in excess of jointly agreed upon yield rates and excess/idle capacity of manufacturing plant assets.

•	Direct promotion expenses — Direct promotion represents direct and identifiable out-of-pocket expenses incurred by the Partners on behalf of the Partnership, including but not limited to contractually agreed upon expenses related to market research, detailing aids, agency fees, direct-to-consumer advertising, meetings and symposia, trade programs, launch meetings, special sales force incentive programs and product samples. All such contractually agreed upon expenses are included in “Selling, general and administrative” in the accompanying combined statements of net sales and contractual expenses. All other promotion expenses incurred by the Partners not agreed to be included in the determination of profits under the contractual agreements are excluded from the accompanying combined financial statements.

•	Selling expenses — In the United States, Canada, Puerto Rico and other markets outside the United States (primarily Italy), the general sales forces of the Partners provide a majority of the physician detail activity at an agreed upon cost which is included in “Selling, general and administrative” in the accompanying combined statements of net sales and contractual expenses. In addition, the agreed upon costs of a limited specialty sales force for the United States market that calls on opinion leaders in the field of cholesterol medicine are also included in “Selling, general and administrative.” All other selling expenses incurred by the Partners not agreed to be included in the determination of profits under the contractual agreements are excluded from the accompanying combined financial statements. These expenses include the total costs of the general sales forces of the Partners detailing the Cholesterol Products in most countries other than the United States, Canada, Puerto Rico and Italy.

•	Administrative expenses — Administrative support is primarily provided by one of the Partners. The contractually agreed upon expenses for support are determined based on a percentage of Cholesterol Product net sales. Such amounts are included in “Selling, general and administrative” in the accompanying combined statements of net sales and contractual expenses. Selected contractually agreed upon direct costs of employees of the Partners for support services and out-of-pocket expenses incurred by the Partners on behalf of the Partnership are also included in “Selling, general and administrative.” All other expenses incurred by the Partners not agreed to be included in the determination of profits under the contractual agreements are excluded from the accompanying combined financial statements. These expenses include, but are not limited to, certain U.S. managed care services, Partners’ subsidiary management in most international markets, and other indirect expenses such as corporate overhead and interest.

•	Research and development (“R&D”) expenses — R&D activities are performed by the Partners and agreed upon costs and expenses are invoiced to the Partnership. These agreed upon expenses generally represent an allocation of each Partner’s estimate of full time equivalents devoted to the research and development of the cholesterol and respiratory products and include grants and other third-party expenses. These contractually agreed upon allocated costs are included in “Research and development” in the accompanying combined statements of net sales and contractual expenses. All other R&D costs that are incurred by the Partners but not jointly agreed upon, are excluded from the accompanying combined financial statements.

Merck/Schering-Plough Cholesterol Partnership

Notes to Combined Financial Statements — (Continued)

2.	Summary of Significant Accounting Policies

Principles of Combination

The accompanying combined balance sheets and combined statements of net sales and contractual expenses, cash flows and partners’ capital (deficit) include the Cholesterol and Respiratory Collaboration activities of the Combined Companies. Interpartnership balances and profits are eliminated.

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

Cash and Cash Equivalents

Cash and cash equivalents primarily consist of highly liquid money market instruments with original maturities of less than three months. In 2007, the Partnership changed certain cash management practices, increasing the amount of cash held by the Partnership. The Partnership’s cash, which is primarily invested in highly liquid money market instruments, is used to fund trade obligations coming due in the month and for distributions to the Partners. Interest income earned on cash and cash equivalents is reported in “Selling, general and administrative” in the accompanying combined statements of net sales and contractual expenses and amounted to $8 million, $5 million and $2 million in 2007, 2006 and 2005, respectively.

Inventories

Substantially all inventories are valued at the lower of first in, first out cost or market.

Intangible Assets

Intangible assets consist of licenses, trademarks and trade names owned by the Partnership. These intangible assets were recorded at the Partners’ historical cost at the date of contribution, at a nominal value.

Revenue Recognition, Rebates, Returns and Allowances

Revenue from sales of Cholesterol Products are recognized when title and risk of loss pass to the customer. Recognition of revenue also requires reasonable assurance of collection of sales proceeds and completion of all performance obligations. Net sales of VYTORIN/INEGY are $2,779 million, $1,955 million and $1,028 million in 2007, 2006 and 2005, respectively. Net sales of ZETIA/EZETROL are $2,407 million, $1,929 million and $1,397 million in 2007, 2006 and 2005, respectively.

In the United States, sales discounts are issued to customers as direct discounts at the point-of-sale or indirectly through an intermediary wholesale purchaser, known as chargebacks, or indirectly in the form of rebates. Additionally, sales are generally made with a limited right of return under certain conditions. Revenues are recorded net of provisions for sales discounts and returns for which reliable estimates can be made at the time of sale. Reserves for chargebacks, discounts and returns and allowances are reflected as a

Merck/Schering-Plough Cholesterol Partnership

Notes to Combined Financial Statements — (Continued)

direct reduction to accounts receivable and amounted to $44 million and $37 million at December 31, 2007 and 2006, respectively. Accruals for rebates are reflected as “Rebates payable,” shown separately in the combined balance sheets.

Income Taxes

Generally, taxable income or losses of the Partnership are allocated to the Partners and included in each Partner’s income tax return. In some state jurisdictions, the Partnership is subject to an income tax, which is included in the combined financial statements and shared between the Partners. Except for these state income taxes, which are not significant to the combined financial statements, no provision has been made for federal, foreign or state income taxes. In January 2007, the Partnership adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). Adoption of FIN 48 had no impact on the Partnership’s financial statements.

Concentrations of Credit Risk

The Partnership’s concentrations of credit risk consist primarily of accounts receivable. At December 31, 2007, three customers each represented 28%, 27% and 15% of “Accounts receivable, net.” These same three customers accounted for more than 70% of net sales in 2007. Bad debts for the years ended December 31, 2007, 2006 and 2005 have been minimal. The Partnership does not normally require collateral or other security to support credit sales. In 2007, 2006 and 2005, the Partnership derived approximately 75%, 80% and 81%, respectively, of its combined net sales from the United States.

3.	Inventories

Inventories at December 31 consisted of:

	2007	2006
	(Dollars in Millions)

Finished goods	$37	$25
Raw materials and work in process	68	62

	$105	$87

The Partnership has entered into long-term agreements with the Partners for the supply of active pharmaceutical ingredients (API) and for the formulation and packaging of the Cholesterol Products at an agreed upon cost. In connection with these supply agreements, the Partnership has entered into capacity agreements under which the Partnership has committed to take a specified annual minimum supply of API and formulated tablets or pay a penalty. These capacity agreements are in effect for a period of seven years following the first full year of production by one of the Partners and expire beginning in 2011. The Partnership has met its commitments under the capacity agreements through December 31, 2007.

Merck/Schering-Plough Cholesterol Partnership

Notes to Combined Financial Statements — (Continued)

4.	Related Party Transactions

The Partnership receives substantially all of its goods and services, including pharmaceutical product, manufacturing services, sales force services, administrative services and R&D services, from its Partners. Summarized information about related party balances is as follows:

	December 31, 2007			December 31, 2006
		Schering-			Schering-
	Merck	Plough	Total	Merck	Plough	Total
	(Dollars in Millions)

Receivables	$128	$6	$134	$399	$11	$410
Payables	247	121	368	463	180	643

Payables, net	$119	$115	$234	$64	$169	$233

Selling, general and administrative expense includes contractually defined costs for physician detailing provided by Schering-Plough and Merck of $242 million and $197 million, respectively, in 2007; $204 million and $203 million, respectively, in 2006; and $196 million and $181 million, respectively, in 2005. These expenses are not necessarily reflective of the actual cost of the Partners’ sales efforts in the countries in which the amounts are contractually defined. Included in the 2007 and 2006 amounts are $60 million and $52 million, respectively, relating to contractually defined costs of physician detailing in Italy. These amounts were not paid by the Partnership to the Partners, but are a component of the profit sharing calculation.

Cost of sales and selling, general and administrative expense also includes contractually defined costs for distribution and administrative services provided by Merck and Schering-Plough of $34 million, $27 million, and $21 million in 2007, 2006 and 2005, respectively. These amounts are not necessarily reflective of the actual costs for such distribution and administrative services.

The Partnership sells Cholesterol Products directly to the Partners, principally to Merck and Schering-Plough affiliates in Latin America. In Latin America, where the Partners compete with one another in the cholesterol market, Merck and Schering-Plough purchase Cholesterol Products from the Partnership and sell directly to third parties. Sales to Partners are included in “Net sales” at their invoiced price in the accompanying combined statements of net sales and contractual expenses and are $82 million, $61 million, and $36 million in 2007, 2006, and 2005, respectively.

5.	Legal and Other Matters

The Partnership may become party to claims and legal proceedings of a nature considered normal to its business, including product liability and intellectual property. The Partnership records a liability in connection with such matters when it is probable a liability has been incurred and an amount can be reasonably estimated. Legal costs associated with litigation and investigation activities are expensed as incurred.

In February 2007, Schering-Plough received a notice from Glenmark Pharmaceuticals, a generic company, indicating that it had filed an Abbreviated New Drug Application for a generic form of ZETIA and that it is challenging the U.S. patents that are listed for ZETIA. Schering-Plough and the Partnership intend to vigorously defend its patents, which they believe are valid, against infringement by generic companies attempting to market products prior to the expiration dates of such patents. As with any litigation, there can be no assurances of the outcomes which, if adverse, could result in significantly shortened periods of exclusivity.

On January 14, 2008, the Partnership announced the primary endpoint and other results of the ENHANCE trial (Effect of Combination Ezetimibe and High-Dose Simvastatin vs. Simvastatin Alone on the Atherosclerotic Process in Patients with Heterozygous Familial Hypercholesterolemia). ENHANCE was a surrogate endpoint trial conducted in 720 patients with Heterozygous Familial Hypercholesterolemia, a rare condition that affects approximately 0.2% of the population. The primary endpoint was the mean change in the intima-

Merck/Schering-Plough Cholesterol Partnership

Notes to Combined Financial Statements — (Continued)

media thickness measured at three sites in the carotid arteries (the right and left common carotid, internal carotid and carotid bulb) between patients treated with ezetimibe/simvastatin 10/80 mg versus patients treated with simvastatin 80 mg alone over a two year period. There was no statistically significant difference between treatment groups on the primary endpoint. There was also no statistically significant difference between the treatment groups for each of the components of the primary endpoint, including the common carotid artery. The Partnership has been closely monitoring sales of the Cholesterol Products following release of the ENHANCE clinical trial results. To date, 2008 net sales of the Cholesterol Products have been below the Partnership’s prior expectations.

During December 2007 and through February 26, 2008, Merck and Schering-Plough received joint letters from the House Committee on Energy and Commerce and the House Subcommittee on Oversight and Investigations and one letter from the Senate Finance Committee collectively seeking a combination of witness interviews, documents and information on a variety of issues related to the ENHANCE clinical trial, the sale and promotion of VYTORIN, as well as sales of stock by corporate officers of Merck and Schering-Plough. On January 25, 2008, Merck, Schering-Plough and the Partnership each received two subpoenas from the New York State Attorney General’s Office seeking similar information and documents. Merck and Schering-Plough have also each received a letter from the Office of the Connecticut Attorney General dated February 1, 2008, requesting documents related to the marketing and sale of the Cholesterol Products and the timing of disclosures of the results of ENHANCE. The Partners and the Partnership are cooperating with these investigations and are working to respond to the inquiries. In addition, since mid-January 2008, the Partners and the Partnership have become aware of or been served with approximately 85 civil class action lawsuits alleging common law and state consumer fraud claims in connection with the sale and promotion of the Cholesterol Products. While it is not feasible to predict the outcome of the investigations or lawsuits arising from the ENHANCE trial, unfavorable outcomes could have a significant adverse effect on the Partnership’s financial position, results of operations and cash flows.

The Partnership maintains insurance coverage with deductibles and self-insurance as Management believes is cost beneficial. The Partnership self-insures all of its risk as it relates to product liability and accrues an estimate of product liability claims incurred but not reported.

INDEPENDENT AUDITORS’ REPORT

The Partners of the Merck/Schering-Plough Cholesterol Partnership

We have audited the accompanying combined balance sheets of the Merck/Schering-Plough Cholesterol Partnership (the “Partnership”) as of December 31, 2007 and 2006, as described in Note 1, and the related combined statements of net sales and contractual expenses, partners’ capital (deficit) and cash flows, as described in Note 1, for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the management of the Partnership, Merck & Co., Inc., and Schering-Plough Corporation. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of the Merck/Schering-Plough Cholesterol Partnership, as described in Note 1, as of December 31, 2007 and 2006, and the combined results of its net sales and contractual expenses and its combined cash flows, as described in Note 1, for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/  Deloitte & Touche LLP

Parsippany, New Jersey
February 27, 2008

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2007, 2006 and 2005

Valuation and qualifying accounts deducted from assets to which they apply:

Allowances for accounts receivable:

	Reserve for	Reserve	Reserve
	Doubtful	for Cash	for Claims
	Accounts	Discounts	and Other	Total
	(Dollars in millions)

2007
Balance at beginning of year	$53	$32	$152	$237
OBS reserves acquired November 19, 2007	9	—	1	10
Additions:
Charged to costs and expenses	18	94	143	255
Deductions from reserves	(30)	(94)	(124)	(248)
Effects of foreign exchange	2	2	3	7

Balance at end of year	$52	$34	$175	$261

2006
Balance at beginning of year	$54	$31	$126	$211
Additions:
Charged to costs and expenses	25	150	493	668
Deductions from reserves	(29)	(150)	(468)	(647)
Effects of foreign exchange	3	1	1	5

Balance at end of year	$53	$32	$152	$237

2005
Balance at beginning of year	$67	$25	$81	$173
Additions:
Charged to costs and expenses	14	138	271	423
Deductions from reserves	(25)	(131)	(225)	(381)
Effects of foreign exchange	(2)	(1)	(1)	(4)

Balance at end of year	$54	$31	$126	$211