Form 10-K/A
period 2007-12-31
SCHERING PLOUGH CORP
filed 2008-03-03
CIK 310158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A

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
Annual Meeting of Shareholders on May 16, 2008

Explanatory Note:

Through a clerical error, the language between the double asterisks (**) was inadvertently omitted in Item 3, “Legal Proceedings,” and in Note 20, “Legal, Environmental and Regulatory Matters,” in both cases under the heading “Products Liability” and both such sections are hereby amended to include such language.

Beginning in May of 2007, a number of complaints have been filed in various jurisdictions asserting claims against Organon USA, Inc., Organon Pharmaceuticals USA, Inc., and/or Organon International (“Organon”) arising from Schering-Plough’s marketing and sale of NUVARING, a combined hormonal contraceptive vaginal ring. The plaintiffs contend that Organon failed to adequately warn of the alleged increased risk of venous thromboembolism (“VTE”) posed by NUVARING, and/or downplayed the risk of VTE. The plaintiffs seek damages **for injuries allegedly sustained from their product use, including some alleged deaths **, heart attacks and strokes. The majority of the cases are currently pending in the United States District Court for the District of New Jersey. Other cases are pending in Wisconsin, Missouri, New York and Georgia.

No other information contained in the original filing is amended by this 10-K/A. The 10-K has been corrected and furnished in its entirety in this 10-K/A.

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

Other Matters

Products Liability

Beginning in May of 2007, a number of complaints have been filed in various jurisdictions asserting claims against Organon USA, Inc., Organon Pharmaceuticals USA, Inc., and/or Organon International (“Organon”) arising from Schering-Plough’s marketing and sale of NUVARING, a combined hormonal contraceptive vaginal ring. The plaintiffs contend that Organon failed to adequately warn of the alleged increased risk of venous thromboembolism (“VTE”) posed by NUVARING, and/or downplayed the risk of VTE. The plaintiffs seek damages for injuries allegedly sustained from their product use, including some alleged deaths, heart attacks and strokes. The majority of the cases are currently pending in the United States District Court for the District of New Jersey. Other cases are pending in Wisconsin, Missouri, New York and Georgia.

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

Other Matters

Products Liability

Beginning in May of 2007, a number of complaints have been filed in various jurisdictions asserting claims against Organon USA, Inc., Organon Pharmaceuticals USA, Inc., and/or Organon International (“Organon”) arising from Schering-Plough’s marketing and sale of NUVARING, a combined hormonal contraceptive vaginal ring. The plaintiffs contend that Organon failed to adequately warn of the alleged increased risk of venous thromboembolism (“VTE”) posed by NUVARING, and/or downplayed the risk of VTE. The plaintiffs seek damages for injuries allegedly sustained from their product use, including some alleged deaths, heart attacks and strokes. The majority of the cases are currently pending in the United States District Court for the District of New Jersey. Other cases are pending in Wisconsin, Missouri, New York and Georgia.

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

Date: March 3, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

* Fred Hassan	Chairman of the Board and Chief Executive Officer

* Robert J. Bertolini	Executive Vice President and Chief Financial Officer

/s/ Steven H. Koehler Steven H. Koehler	Vice President and Controller

* Hans W. Becherer	Director

* Thomas J. Colligan	Director

* C. Robert Kidder	Director

* Philip Leder, M.D.	Director

* Eugene R. McGrath	Director

* Carl E. Mundy, Jr.	Director

* Antonio M. Perez	Director

* Patricia F. Russo	Director

* Jack L. Stahl	Director

* Craig B. Thompson, M.D.		Director

* Kathryn C. Turner		Director

* Robert F. W. van Oordt		Director

* Arthur F. Weinbach		Director

*By	/s/ Steven H. Koehler Steven H. Koehler Attorney-in-fact

Date: March 3, 2008

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