Form 10-Q
period 2008-03-31
SCHERING PLOUGH CORP
filed 2008-05-06
CIK 310158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

Commission file number 1-6571

SCHERING-PLOUGH CORPORATION
(Exact name of registrant as specified in its charter)

New Jersey State or other jurisdiction of incorporation or organization	22-1918501 (I.R.S. Employer identification No.)

2000 Galloping Hill Road, Kenilworth, NJ (Address of principal executive offices)	07033 Zip Code

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Common Shares Outstanding as of March 31, 2008: 1,621,414,244

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS

(Unaudited)
(Amounts in millions, except per share figures)

	Three Months Ended March 31,
	2008	2007

Net sales	$4,657	$2,975

Cost of sales	2,137	937
Selling, general and administrative	1,676	1,213
Research and development	880	707
Other expense/(income), net	95	(48)
Special and acquisition-related charges	23	1
Equity income	(517)	(487)

Income before income taxes	363	652
Income tax expense	72	87

Net income	291	565

Preferred stock dividends	38	22

Net income available to common shareholders	$253	$543

Diluted earnings per common share	$0.15	$0.36

Basic earnings per common share	$0.16	$0.37

Dividends per common share	$0.065	$0.065

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

(Unaudited)
(Amounts in millions)

	Three Months Ended March 31,
	2008	2007

Operating Activities:
Net income	$291	$565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	876	119
Accrued share-based compensation	60	42
Special and acquisition-related charges and payments	—	(388)
Purchase of derivative currency option	—	(130)
Changes in assets and liabilities:
Accounts receivable	(383)	(233)
Inventories	(138)	74
Prepaid expenses and other assets	78	(99)
Accounts payable and other liabilities	(322)	(198)

Net cash provided by/(used for) operating activities	462	(248)

Investing Activities:
Capital expenditures	(175)	(139)
Dispositions of property and equipment	27	—
Purchases of short-term investments	—	(1,012)
Maturities of short-term investments	25	1,278
Other, net	—	(14)

Net cash (used for)/provided by investing activities	(123)	113

Financing Activities:
Cash dividends paid to common shareholders	(105)	(82)
Cash dividends paid to preferred shareholders	(38)	(22)
Net change in short-term borrowings	(36)	4
Stock option exercises	2	52
Other, net	(7)	—

Net cash used for financing activities	(184)	(48)

Effect of exchange rates on cash and cash equivalents	20	2

Net increase/(decrease) in cash and cash equivalents	175	(181)
Cash and cash equivalents, beginning of period	2,279	2,666

Cash and cash equivalents, end of period	$2,454	$2,485

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(Amounts in millions, except per share figures)

	March 31,	December 31,
	2008	2007

ASSETS
Current Assets:
Cash and cash equivalents	$2,454	$2,279
Short-term investments	7	32
Accounts receivable, net	3,363	2,841
Inventories	3,741	4,073
Deferred income taxes	442	349
Prepaid expenses and other current assets	1,217	1,272

Total current assets	11,224	10,846
Property, plant and equipment	10,792	10,354
Less accumulated depreciation	3,609	3,338

Property, net	7,183	7,016
Goodwill	3,053	2,937
Other intangible assets, net	7,271	7,004
Other assets	1,389	1,353

Total assets	$30,120	$29,156

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,912	$1,762
Short-term borrowings and current portion of long-term debt	487	461
Income taxes	455	617
Accrued compensation	804	995
Other accrued liabilities	2,165	2,208

Total current liabilities	5,823	6,043
Long-term Liabilities:
Long-term debt, net of current portion	9,349	9,019
Deferred income taxes	1,809	1,701
Other long-term liabilities	2,106	2,008

Total long-term liabilities	13,264	12,728
Commitments and contingent liabilities (Note 17)
Shareholders’ Equity:
2007 mandatory convertible preferred shares — $1 par value; $250 per share face value; issued: 10 at March 31, 2008 and December 31, 2007	2,500	2,500
Common shares — authorized shares: 2,400, $.50 par value; issued: 2,111 at March 31, 2008 and December 31, 2007	1,056	1,055
Paid-in capital	4,877	4,815
Retained earnings	8,001	7,856
Accumulated other comprehensive loss	(93)	(534)

Total	16,341	15,692
Less treasury shares: 490 at March 31, 2008 and December 31, 2007; at cost	5,308	5,307

Total shareholders’ equity	11,033	10,385

Total liabilities and shareholders’ equity	$30,120	$29,156

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

These unaudited Condensed Consolidated Financial Statements of Schering-Plough Corporation and subsidiaries (Schering-Plough), included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles have been condensed or omitted pursuant to such SEC rules and regulations. These statements should be read in conjunction with the accounting policies and notes to consolidated financial statements included in Schering-Plough’s 2007 10-K/A.

In the opinion of Schering-Plough’s management, the financial statements reflect all adjustments necessary for a fair presentation of the statements of operations, cash flows and financial position for the interim periods presented.

In November 2007, Schering-Plough acquired Organon BioSciences N.V. (OBS), a company that discovers, develops and manufactures human prescription and animal health products. See Note 2, “Acquisition,” for additional information.

Impact of Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” The standard defines fair value, establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. The standard codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. For calendar-year companies, the standard became effective January 1, 2008 (see Note 15, “Fair Value Measurements”) except for non-financial items measured on a non-recurring basis for which it is effective beginning January 1, 2009. The implementation of this standard did not have a material impact on Schering-Plough’s financial statements. Based on Schering-Plough’s current financial position, the impact of the provisions of this standard that will be effective January 1, 2009 is not expected to be material.

In November 2006, the FASB issued Emerging Issues Task Force (EITF) Issue No. 06-10, “Accounting for Deferred Compensation and Postretirement Benefits Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements,” which became effective for calendar-year companies on January 1, 2008. The Task Force concluded that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either FASB Statement No. 106 or APB Opinion No. 12 based on the substantive agreement with the employee. The Task Force also concluded that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The implementation of this standard did not have a material impact on Schering-Plough’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115” (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 also includes an amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which applies to all entities with available-for-sale and trading securities. For calendar-year companies, the standard became effective January 1, 2008. Schering-Plough chose not to elect the fair value option prescribed

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

by SFAS 159. As a result, the implementation of this standard did not have a material impact on Schering-Plough’s financial statements.

In June 2007, the FASB issued EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities,” which became effective for calendar-year companies on January 1, 2008. The Task Force concluded that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided. The implementation of this standard did not have a material impact on Schering-Plough’s financial statements.

In December 2007, the FASB issued EITF Issue No. 07-1, “Accounting for Collaborative Arrangements,” which is effective for calendar-year companies beginning January 1, 2009. The Task Force clarified the manner in which costs, revenues and sharing payments made to, or received by, a partner in a collaborative arrangements should be presented in the income statement and set forth certain disclosures that should be required in the partners’ financial statements. Schering-Plough is currently assessing the potential impacts of implementing this standard.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110, which permits entities, under certain circumstances, to continue to use the “simplified” method of estimating the expected term of “plain vanilla” options as discussed in SAB No. 107 and in accordance with SFAS 123R. The guidance in this release became effective January 1, 2008. The implementation of this standard did not have a material impact on Schering-Plough’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (SFAS 141R). For calendar-year companies, the standard is applicable to new business combinations occurring on or after January 1, 2009. SFAS 141R requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Most significantly, SFAS 141R will require that acquisition costs generally be expensed as incurred, certain acquired contingent liabilities be recorded at fair value, and acquired in-process research and development be recorded at fair value as an indefinite-lived intangible asset at the acquisition date. The standard will also impact certain unresolved matters related to purchase transactions consummated prior to the effective date of the standard. Schering-Plough is currently assessing the potential impacts of implementing this standard.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51,” which is effective for calendar-year companies beginning January 1, 2009. The standard establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Schering-Plough is currently assessing the potential impacts of implementing this standard.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133,” which is effective for calendar-year companies beginning January 1, 2009. The standard enhances required disclosures regarding derivatives and hedging activities. Schering-Plough is currently assessing the potential impacts of implementing this standard.

2.	ACQUISITION

Schering-Plough acquired Organon BioSciences N.V. (OBS) for a purchase price of approximately Euro 11 billion in cash, or approximately $16.1 billion (including legal and professional fees) on November 19, 2007 (the Acquisition Date). This acquisition added further diversification of marketed products, including two new therapeutic areas (Women’s Health and Central Nervous System), as well as significant strength in Animal Health products and the research and development pipeline. The purchase method of accounting was

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

used to account for the transaction in accordance with SFAS No. 141, “Business Combinations.” The operating results of OBS are included in Schering-Plough’s consolidated financial statements for the period subsequent to the Acquisition Date.

A preliminary allocation of the purchase price of OBS was made as of the Acquisition Date. This allocation of the purchase price remains subject to the finalization of Schering-Plough’s management analysis of the fair value of the assets acquired (including assets related to pension plans) and liabilities assumed of OBS as of the Acquisition Date. As of March 31, 2008, the allocation of the purchase price to goodwill has decreased by $51 million as compared to the preliminary allocation as of the Acquisition Date. This adjustment to the preliminary purchase price allocation was primarily related to updated valuations of identifiable intangible assets, property and inventories partially offset by additional acquisition-related liabilities. The final allocation of the purchase price may result in additional adjustments to the recorded amounts of assets and liabilities and may also result in adjustments to depreciation, amortization and acquired in-process research and development. The adjustments arising out of the finalization of the purchase price allocation will not impact cash flows. However, such adjustments could result in material increases or decreases to net income/(loss) available to common shareholders. Further revisions to the purchase price allocation will be made as additional information becomes available. The final allocation is expected to be completed as soon as practicable, but no later than 12 months after the Acquisition Date.

Purchase accounting items of $691 million related to the amortization of inventory, identifiable intangible assets and property, plant and equipment are included in depreciation and amortization in the Statement of Condensed Consolidated Cash Flows for the three months ended March 31, 2008.

The updated preliminary purchase price allocation of acquired identifiable intangible assets is as follows:

		Weighted-Average
		Amortization
	Amount	Period (years)
	(Dollars in millions)

Patents:
Women’s Health — Contraception	$1,659	11
Women’s Health — Fertility	1,013	11
Women’s Health — Other	440	13
Central Nervous System	527	12
Other Human Prescription Pharmaceuticals	382	8

Total patents	$4,021

Trademarks:
Animal Health	$2,608	20
Human Prescription Pharmaceuticals	210	20

Total trademarks	$2,818

Total intangible assets acquired	$6,839

The weighted-average life of total acquired intangibles is approximately 15 years. The intangible assets have no significant residual value. There were no acquired intangible assets that were determined to have an indefinite life.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	SPECIAL AND ACQUISITION-RELATED CHARGES

During the three months ended March 31, 2008 and 2007, Schering-Plough incurred $23 million and $1 million, respectively, of integration-related costs for the OBS acquisition. The integration-related costs for the three months ended March 31, 2008 included $8 million of employee termination costs. See Note 4, “OBS Integration and Productivity Transformation Program,” for additional information. During the three months ended March 31, 2008, Schering-Plough made cash payments of $23 million for special and acquisition-related charges.

During the three months ended March 31, 2007, Schering-Plough made cash payments of $379 million for the settlement of an investigation by the U.S. Attorney’s Office for the District of Massachusetts involving certain of Schering-Plough’s sales, marketing and clinical trial practices and programs (the Massachusetts Investigation) and made cash payments of $9 million related to the 2006 manufacturing streamlining.

4.	OBS INTEGRATION AND PRODUCTIVITY TRANSFORMATION PROGRAM

As part of the preliminary purchase price allocation of the OBS acquisition as of the Acquisition Date, Schering-Plough recorded acquisition-related liabilities of $151 million related primarily to involuntary termination benefits and costs to exit certain activities of OBS. In addition, Schering-Plough recorded $23 million of employee termination costs in 2007 subsequent to the Acquisition Date that were included in special and acquisition-related charges.

In April 2008, Schering-Plough announced a major new program, the Productivity Transformation Program, designed to reduce and avoid costs and increase productivity. The targeted savings envisioned by this program include those resulting from the previously announced OBS integration synergies. The goal of this program is to create a leaner, stronger company to allow Schering-Plough to produce long-term high performance in the current pharmaceutical industry environment, especially in the United States. The details of this program have not been fully formulated as of April 2008. As part of this program, approximately 400 positions had been eliminated through March 31, 2008.

The following table summarizes the charges, cash payments and liabilities related to the Productivity Transformation Program through March 31, 2008:

	Employee		Acquisition-
	Termination		Related
	Costs(a)		Liabilities(c)
	(Dollars in millions)

Accrued liability at December 31, 2007	$23	(b)	$151
Charges	8		—
Purchase price allocation adjustments	—		38
Cash payments	(6)		(22)

Accrued liability at March 31, 2008	$25		$167

(a)	Recorded to special and acquisition-related charges.

(b)	Represents employee termination costs recorded under SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” in the fourth quarter of 2007.

(c)	Recorded as part of purchase accounting. Included in acquisition-related liabilities are involuntary termination benefits and costs to exit certain activities of OBS.

5.	EQUITY INCOME

In May 2000, Schering-Plough and Merck & Co., Inc. (Merck) entered into two separate sets of agreements to jointly develop and market certain products in the U.S. including (1) two cholesterol-lowering

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Certain specified research and development expenses are generally shared equally by Schering-Plough and Merck. Under certain conditions, as specified in the joint venture agreements with Merck, Schering-Plough could be entitled to receive reimbursements of its future research and development expenses and other payments of up to $105 million.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The unaudited financial information below presents summarized combined financial information for the Merck/Schering-Plough cholesterol joint venture for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
	(Dollars in millions)

Net sales	$1,233	$1,168
Cost of sales	52	50
Income from operations	854	795

Amounts related to physician details, among other expenses, that are invoiced by Schering-Plough and Merck in the U.S., Canada and Puerto Rico are deducted from income from operations of the joint venture.

Schering-Plough’s share of the joint venture’s income from operations for the three months ended March 31, 2008 and 2007 was $459 million and $433 million, respectively. In the U.S. market, Schering-Plough receives a greater share of income from operations on the first $300 million of annual ZETIA sales. As a result, Schering-Plough’s share of the joint venture’s income from operations is generally higher in the first quarter than in subsequent quarters.

The following information provides a summary of the components of Schering-Plough’s equity income from the cholesterol joint venture for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
	(Dollars in millions)

Schering-Plough’s share of income from operations	$459	$433
Contractual amounts for physician details	62	62
Elimination of intercompany profit and other, net	(4)	(8)

Total equity income from cholesterol joint venture	$517	$487

Equity income from the joint venture excludes any profit arising from transactions between Schering-Plough and the joint venture until such time as there is an underlying profit realized by the joint venture in a transaction with a party other than Schering-Plough or Merck.

Due to the virtual nature of the cholesterol joint venture, Schering-Plough incurs substantial costs, such as selling, general and administrative costs, that are not reflected in equity income and are borne by the overall cost structure of Schering-Plough. These costs are reported on their respective line items in the Statements of Condensed Consolidated Operations and are not separately identifiable. The cholesterol agreements do not provide for any jointly owned facilities and, as such, products resulting from the joint venture are manufactured in facilities owned by either Schering-Plough or Merck.

The allergy/asthma agreements provide for the joint development and marketing by the companies of a once-daily, fixed-combination tablet containing CLARITIN and Singulair. Singulair is Merck’s once-daily leukotriene receptor antagonist for the treatment of asthma and seasonal allergic rhinitis. During 2007, a New Drug Application filing for this combination tablet was accepted by the U.S. Food and Drug Administration (FDA) for standard review. On April 25, 2008, the Merck/Schering-Plough joint venture received a not-approvable letter from the FDA for the proposed fixed combination of loratadine/montelukast. The companies are evaluating the FDA’s response.

During 2007, Schering-Plough announced that it had agreed with Merck to commence development of a single-tablet combination of ezetimibe and atorvastatin as a treatment for elevated cholesterol levels.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

See Note 17, “Legal, Environmental and Regulatory Matters,” for discussion of the ENHANCE matter.

6.	SHARE-BASED COMPENSATION

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

A summary of the options, deferred stock units and performance-based deferred stock units granted during the three months ended March 31, 2008 and 2007 is as follows:

	Three Months Ended March 31,
	2008		2007
		Weighted-		Weighted-
		Average		Average
	Underlying	Grant-Date	Underlying	Grant-Date
(Number of Underlying Shares in Thousands)	Shares	Fair Value	Shares	Fair Value

Stock options	5,837	$4.48	182	$5.72
Deferred stock units	95	21.31	125	24.06
Performance-based deferred stock units	1,034	19.43	1,375	23.23

Total awards	6,966		1,682

Options become exercisable in equal annual installments over a three-year period. The deferred stock units generally vest at the end of a three-year period from the date they were granted. The performance-based deferred stock units vest at the end of a three-year performance period if specific pre-established levels of performance, market conditions and service are met.

The weighted-average assumptions used in the Black-Scholes option pricing model in the first quarter of 2008 and 2007 were as follows:

	Three Months Ended March 31,
	2008	2007

Dividend yield	1.1%	1.1%
Volatility	24.5%	22.6%
Risk-free interest rate	2.5%	4.6%
Expected term of options (in years)	4.5	4.5

Total compensation expense related to stock options, deferred stock units and performance-based deferred stock units for the three months ended March 31, 2008 and 2007 was $60 million and $42 million, respectively.

At March 31, 2008, the total remaining unrecognized compensation cost related to the performance-based deferred stock units granted in 2008 and 2007 amounted to $19 million and $30 million, respectively, which will be amortized over the weighted-average remaining requisite service period of 2.75 and 1.75 years, respectively. The remaining unrecognized compensation cost for the performance-based deferred stock units may vary each reporting period based on changes in the expected achievement of performance measures.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Liability Plans

Schering-Plough has two compensation plans that are classified as liability plans under SFAS 123R. Schering-Plough recognized $35 million of income and $7 million of expense for these plans during the first quarter of 2008 and 2007, respectively.

7.	OTHER EXPENSE/(INCOME), NET

The components of other expense/(income), net are as follows:

	Three Months Ended March 31,
	2008	2007
	(Dollars in millions)

Interest cost incurred	$143	$42
Less: amount capitalized on construction	5	5

Interest expense	138	37
Interest income	(22)	(82)
Foreign exchange gains, net	(4)	—
Mark-to-market gain on fair value of foreign currency option	—	(3)
Other, net	(17)	—

Total other expense/(income), net	$95	$(48)

During the first quarter of 2008, Schering-Plough recognized a gain of $17 million ($12 million after tax) on the sale of a manufacturing site.

In March 2007, as part of an overall risk management strategy and in consideration of various preliminary financing scenarios associated with the planned acquisition of OBS, Schering-Plough purchased a euro-denominated currency option (derivative) for a premium of $130 million. This derivative did not qualify for hedge accounting in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133). Accordingly, the change in fair value of this derivative was recognized in the Statement of Condensed Consolidated Operations. During the first quarter of 2007, Schering-Plough recognized a mark-to-market gain of $3 million on this foreign currency option. This derivative was short-term (trading) in nature and did not hedge a specific financing or investing transaction. Accordingly, the cash impacts of this derivative were classified as operating cash flows in the Statement of Condensed Consolidated Cash Flows. This derivative was terminated during the fourth quarter of 2007.

During 2007, Schering-Plough participated in health care refinancing programs adopted by local government fiscal authorities in a major European market. During the three months ended March 31, 2007, Schering-Plough transferred $83 million of its trade accounts receivables owned by a foreign subsidiary to third-party financial institutions without recourse. The transfer of trade accounts receivable qualified as sales of accounts receivable under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” For the three months ended March 31, 2007, the transfer of these trade accounts receivable did not have a material impact on Schering-Plough’s Statement of Condensed Consolidated Operations. Cash flows from these transactions are included in the change in accounts receivable in operating activities.

8.	INCOME TAXES

Schering-Plough expects to report a U.S. Net Operating Loss (NOL) carryforward of approximately $1.7 billion on its 2007 tax return, which will be available to offset future U.S. taxable income through 2027.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

This U.S. NOL carryforward could be materially reduced after examination of Schering-Plough’s income tax returns by the Internal Revenue Service (IRS). Schering-Plough continues to maintain a valuation allowance against its U.S. deferred tax assets, as management cannot conclude that it is more likely than not the benefit of the U.S. net deferred tax assets can be realized.

9.	RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS

Schering-Plough has defined benefit pension plans covering eligible employees in the U.S. and certain foreign countries. In addition, Schering-Plough provides post-retirement medical and life insurance benefits primarily to its eligible U.S. retirees and their dependents through its post-retirement benefit plans.

The components of net pension expense were as follows:

	Three Months Ended March 31,
	2008	2007
	(Dollars in millions)

Service cost	$53	$31
Interest cost	58	32
Expected return on plan assets	(59)	(31)
Amortization, net	7	11
Settlement	—	1

Net pension expense	$59	$44

The components of other post-retirement benefits expense were as follows:

	Three Months Ended March 31,
	2008	2007
	(Dollars in millions)

Service cost	$7	$5
Interest cost	10	7
Expected return on plan assets	(3)	(3)
Amortization, net	1	1

Net other post-retirement benefits expense	$15	$10

For the three months ended March 31, 2008, Schering-Plough contributed $49 million to its retirement plans. Schering-Plough expects to contribute approximately $170 million to its retirement plans during the remainder of 2008.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	EARNINGS PER COMMON SHARE

The following table reconciles the components of basic and diluted earnings per common share (EPS) computations:

	Three Months Ended March 31,
	2008	2007
	(Dollars and shares
	in millions)

EPS numerator:
Net income available to common shareholders (Basic EPS numerator)	$253	$543
Add: Dilutive 2004 preferred stock dividends	—	22

Diluted EPS numerator	$253	$565

EPS denominator:
Weighted-average shares outstanding for basic EPS	1,621	1,488
Dilutive effect of options and deferred stock units	16	18
Dilutive effect of 2004 preferred shares	—	65

Average shares outstanding for diluted EPS	1,637	1,571

During the third quarter of 2007, Schering-Plough’s 2004 mandatory convertible preferred stock converted into 65 million common shares. These common shares are included in the weighted-average shares outstanding for basic EPS for the three months ended March 31, 2008.

For the three months ended March 31, 2008 and 2007, 40 million and 30 million, respectively, of equivalent common shares issuable under Schering-Plough’s stock incentive plans were excluded from the computation of diluted EPS because their effect would have been antidilutive.

For the three months ended March 31, 2008, 91 million common shares obtainable upon conversion of the 2007 mandatory convertible preferred stock were excluded from the computation of diluted EPS because their effect would have been antidilutive. For the three months ended March 31, 2007, approximately 65 million common shares obtainable upon conversion of Schering-Plough’s 2004 mandatory convertible preferred stock were dilutive to EPS and were therefore included in the computation of diluted EPS.

11.	COMPREHENSIVE INCOME

Comprehensive income is comprised of the following:

	Three Months Ended March 31,
	2008	2007
	(Dollars in millions)

Net income	$291	$565
Foreign currency translation adjustment	450	18
Unrealized loss on investments available for sale, net of tax	(9)	(1)

Total comprehensive income	$732	$582

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	INVENTORIES

Inventories consisted of the following:

	March 31,	December 31,
	2008	2007
	(Dollars in millions)

Finished products	$1,565	$1,823
Goods in process	1,745	1,729
Raw materials and supplies	600	617

Total inventories and inventory classified in other non-current assets	$3,910	$4,169

Included in other assets at March 31, 2008 and December 31, 2007 were $169 million and $96 million, respectively, of inventory not expected to be sold within one year.

13.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill at March 31, 2008 and December 31, 2007 was $3.1 billion and $2.9 billion, respectively. The increase at March 31, 2008 was due to foreign currency translation, partially offset by a decrease of $51 million due to adjustments to the preliminary purchase price allocation for the OBS acquisition. See Note 2, “Acquisition.”

The components of other intangible assets, net are as follows:

	March 31, 2008			December 31, 2007
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
	(Dollars in millions)

Patents	$4,289	$161	$4,128	$4,050	$55	$3,995
Trademarks	3,011	84	2,927	2,851	67	2,784
Licenses and other	774	558	216	740	515	225

Total other intangible assets	$8,074	$803	$7,271	$7,641	$637	$7,004

These intangible assets are amortized on the straight-line method over their respective useful lives. The residual value of intangible assets is estimated to be zero. Amortization expense for the three months ended March 31, 2008 and 2007 was $143 million and $10 million, respectively. Annual amortization expense related to these intangible assets for the years 2008 to 2013 is expected to be approximately $570 million.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	BORROWINGS

Schering-Plough’s outstanding borrowings at March 31, 2008 and December 31, 2007 were as follows:

	March 31,	December 31,
	2008	2007
	(Dollars in millions)

Short-term
Commercial paper	$148	$149
Other short-term borrowings and current portion of long-term debt	338	310
Current portion of capital leases	1	2

Total short-term borrowings	$487	$461

Long-term
5.00% senior unsecured euro-denominated notes due 2010	$790	$736
Floating rate euro-denominated term loan due 2012	1,739	1,619
5.30% senior unsecured notes due 2013	1,247	1,247
5.375% senior unsecured euro-denominated notes due 2014	2,367	2,205
6.00% senior unsecured notes due 2017	995	995
6.50% senior unsecured notes due 2033	1,143	1,143
6.55% senior unsecured notes due 2037	994	994
Capital leases	21	24
Other long-term borrowings	53	56

Total long-term borrowings	$9,349	$9,019

The increase in outstanding borrowings at March 31, 2008 was due to foreign currency translation on the euro-denominated debt.

15.	FAIR VALUE MEASUREMENTS

Schering-Plough’s Condensed Consolidated Balance Sheet at March 31, 2008 includes the following assets and liabilities that are measured at fair value on a recurring basis:

		Quoted Prices	Significant	Significant
	Fair Value at	in Active Markets	Other Observable	Unobservable
	March 31,	for Identical Items	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
	(Dollars in millions)

Assets
Securities held for employee compensation	$140	$140	$—	$—
Other	20	7	13	—

Total assets	$160	$147	$13	$—

Liabilities
Employee compensation-related obligations	$178	$178	$—	$—

Total liabilities	$178	$178	$—	$—

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The majority of Schering-Plough’s assets and liabilities measured at fair value on a recurring basis are measured using unadjusted quoted prices in active markets for identical items (level 1) as inputs, multiplied by the number of units held at the balance sheet date. As of March 31, 2008, assets with fair values measured using significant other observable inputs (level 2) include measurements using quoted prices for identical items in markets that are not active and measurements using inputs that are derived principally from or corroborated by observable market data.

16.	SEGMENT DATA

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

Net sales by segment:

	Three Months Ended March 31,
	2008	2007
	(Dollars in millions)

Human Prescription Pharmaceuticals	$3,557	$2,398
Animal Health	723	232
Consumer Health Care	377	345

Consolidated net sales	$4,657	$2,975

Net sales for the three months ended March 31, 2008 includes the net sales of OBS products acquired on November 19, 2007.

Profit by segment:

	Three Months Ended March 31,
	2008(1)	2007
	(Dollars in millions)

Human Prescription Pharmaceuticals	$515	$551
Animal Health	(85)	18
Consumer Health Care	106	113
Corporate and other	(173)	(30)

Income before income taxes	$363	$652

(1)	In the first quarter of 2008, the Human Prescription Pharmaceuticals segment’s profit and the Animal Health segment’s loss includes expense of $432 million and $259 million, respectively, related to purchase accounting items from the OBS transaction.

Schering-Plough’s net sales do not include sales of VYTORIN and ZETIA, which are managed in the joint venture with Merck, as Schering-Plough accounts for this joint venture under the equity method of accounting (see Note 5, “Equity Income,” for additional information). The Human Prescription Pharmaceuticals segment includes equity income from the Merck/Schering-Plough joint venture.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Corporate and other” includes interest income and expense, foreign exchange gains and losses, currency option gains, headquarters expenses, special and acquisition-related charges and other miscellaneous items. The accounting policies used for segment reporting are the same as those described in Note 1, “Summary of Significant Accounting Policies,” in Schering-Plough’s 2007 10-K/A.

Sales of products comprising 10 percent or more of Schering-Plough’s U.S. or international sales for the three months ended March 31, 2008, were as follows:

		Percentage of
	Amount	Applicable Sales
	(Dollars in
	millions)

U.S.
NASONEX	$172	12%
AVELOX	142	10%
International
REMICADE	$507	16%

For the three months ended March 31, 2008, net sales outside the U.S. totaled $3.2 billion, or 69 percent, of consolidated net sales.

Schering-Plough does not disaggregate assets on a segment basis for internal management reporting and therefore such information is not presented.

17.	LEGAL, ENVIRONMENTAL AND REGULATORY MATTERS

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

Except for the matters discussed in the remainder of this Note, the recorded liabilities for contingencies at March 31, 2008, and the related expenses incurred during the three months ended March 31, 2008, were not material. In the opinion of management, based on the advice of legal counsel, the ultimate outcome of these matters, except matters discussed in the remainder of this Note, will not have a material impact on Schering-Plough’s consolidated results of operations, cash flows or financial condition.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ENHANCE Matter

In early 2008, the Merck / Schering-Plough cholesterol joint venture announced the results of the ENHANCE (Effect of Combination Ezetimibe and High-Dose Simvastatin vs. Simvastatin Alone on the Atherosclerotic Process in Patients with Heterozygous Familial Hypercholesterolemia) clinical trial. Schering-Plough encountered a challenge affecting sales of ZETIA and VYTORIN when the results of the ENHANCE trial, as well as the length of time that expired between the last patient having an ultrasound image taken for the trial through the final analysis and the unblinding of data, became the subjects of intense scrutiny and varying interpretations in the media.

Schering-Plough, the joint venture and/or its joint venture partner, Merck, have received a number of governmental inquiries and have been the subject of a number of investigations with respect to the timing and disclosures relating to the ENHANCE clinical trial, the trial results, and in some cases sales of stock by the companies’ officers prior to release of the results of the ENHANCE clinical trial. Since mid-January 2008, Schering-Plough has become aware of or been served with litigation relating to such matters.

Schering-Plough is cooperating fully with the various investigations and responding to the requests for information, and Schering-Plough intends to vigorously defend the lawsuits that have been filed relating to these matters.

Earlier this year, after the initial release of ENHANCE data, the FDA stated that it would review the results of the trial, which may take approximately six months.

Please refer to “Legal Proceedings” in Item 3 in Schering-Plough’s 2007 10-K/A and Part II, Item 1, “Legal Proceedings,” in this 10-Q for additional information.

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

Tax Matters

In October 2001, IRS auditors asserted that two interest rate swaps that Schering-Plough entered into with an unrelated party should be recharacterized as loans from affiliated companies, resulting in additional tax liability for the 1991 and 1992 tax years. In September 2004, Schering-Plough made payments to the IRS in the amount of $194 million for income tax and $279 million for interest. Schering-Plough filed refund claims for the tax and interest with the IRS in December 2004. Following the IRS’s denial of Schering-Plough’s claims for a refund, Schering-Plough filed suit in May 2005 in the U.S. District Court for the District of New Jersey for refund of the full amount of the tax and interest. This refund litigation has been tried in Newark District Court and a decision has not yet been rendered. Schering-Plough’s tax reserves were adequate to cover the above-mentioned payments.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Other Matters

Product Liability

Beginning in May of 2007, a number of complaints have been filed in various jurisdictions asserting claims against Organon USA, Inc., Organon Pharmaceuticals USA, Inc., and/or Organon International (“Organon”) arising from Organon’s marketing and sale of NUVARING, a combined hormonal contraceptive vaginal ring. The plaintiffs contend that Organon failed to adequately warn of the alleged increased risk of venous thromboembolism (“VTE”) posed by NUVARING, and/or downplayed the risk of VTE. The plaintiffs seek damages for injuries allegedly sustained from their product use, including some alleged deaths, heart attacks and strokes. The majority of the cases are currently pending in the United States District Court for the District of New Jersey. Other cases are pending in Wisconsin, Missouri, New York and Georgia.

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

Environmental

Schering-Plough has responsibilities for environmental cleanup under various state, local and federal laws, including the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund. At several Superfund sites (or equivalent sites under state law), Schering-Plough is alleged to be a potentially responsible party (PRP). Schering-Plough believes that it is remote at this time that there is any material liability in relation to such sites. Schering-Plough estimates its obligations for cleanup costs for Superfund sites based on information obtained from the federal Environmental Protection Agency (EPA), an equivalent state agency and/or studies prepared by independent engineers, and on the probable costs to be paid by other PRPs. Schering-Plough records a liability for environmental assessments and/or cleanup when it is probable that a loss has been incurred and the amount can be reasonably estimated.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Schering-Plough Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Schering-Plough Corporation and subsidiaries (the “Company”) as of March 31, 2008, and the related statements of condensed consolidated operations and cash flows for the three-month periods ended March 31, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2007, and the related statements of consolidated operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 29, 2008, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment, SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans and Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/  Deloitte & Touche LLP

Parsippany, New Jersey
May 6, 2008

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

Overview of Schering-Plough

Schering-Plough is an innovation-driven science-centered global health care company. Schering-Plough discovers, develops and manufactures pharmaceuticals for three customer markets — human prescription, animal health and consumer. While most of the research and development activity is directed toward human prescription products, there are important applications of this central research and development platform into the animal health products and the consumer health care products. Schering-Plough also accesses external innovation via partnering, in-licensing and acquisition for all three customer markets.

Strategy — Focused on Science

In 2003, soon after Fred Hassan was elected as Chairman of the Board and Chief Executive Officer of Schering-Plough Corporation, he initiated a six-to-eight year strategic plan, called the Action Agenda. A key component of the Action Agenda is applying science to meet unmet medical needs. A core strategy of Schering-Plough is to invest substantial funds in scientific research with the goal of creating therapies and treatments that address important unmet medical needs and also have commercial value. Consistent with this core strategy, Schering-Plough is increasing its investment in research and development. Schering-Plough has been successful in advancing the pipeline and has several late-stage projects that will require sizable resources to complete. As Schering-Plough continues to develop the later-phase pipeline compounds (e.g., sugammadex, thrombin receptor antagonist, golimumab, vicriviroc, boceprevir and asenapine), it anticipates higher spending on clinical trial activities. Schering-Plough’s progressing early pipeline includes drug candidates across a wide range of therapeutic areas.

Another key component of the Action Agenda is the focus on building long-term value for shareholders and for the patients who rely upon Schering-Plough’s drugs. This longer-term focus includes concurrent emphasis on growing sales, disciplined cost controls and investing in research and development for the future.

Early on, Hassan and the new management team that he recruited applied the Action Agenda to stabilizing, repairing and turning around Schering-Plough after Schering-Plough encountered challenges earlier this decade under a prior management team.

Currently, Schering-Plough continues work in the fourth of five phases of the Action Agenda. During the fourth, or Build the Base phase, Schering-Plough continues to focus on its strategy of value creation across a broad front. Over the past four years, sales of Schering-Plough pharmaceutical products across an array of therapeutic areas showed strong growth compared to prior periods and other pharmaceutical companies. Schering-Plough’s pharmaceutical sales and marketing activities expanded geographically, including into Brazil, China and Russia. This geographic diversity adds to growth and makes performance less sensitive to any one geographic area. The strategic Organon BioSciences N.V. (OBS) acquisition was closed in November 2007 and significant integration activities continue. The OBS acquisition added further diversification of marketed products, including two new therapeutic areas (Women’s Health and Central Nervous System); key pipeline projects; significant strength in the Animal Health products and pipeline with OBS’ Intervet organization; and significant talent, including in key research and development functions.

As part of the Action Agenda, Schering-Plough continues to work to enhance infrastructure, upgrade processes and systems and strengthen talent. While these efforts are being implemented on a companywide basis, Schering-Plough is focusing especially on research and development to support Schering-Plough’s science-based business.

The pharmaceutical industry is under increasing political and regulatory pressure, particularly in the U.S. And Schering-Plough in early 2008 has encountered a specific challenge, as explained in more detail in “ENHANCE Matter” in Part II, Item 1, “Legal Proceedings,” when results of a Merck/Schering-Plough cholesterol joint venture clinical trial, called ENHANCE, and joint venture products ZETIA and VYTORIN, became the subject of much media scrutiny and multiple investigations.

The strength Schering-Plough built during the earlier phases of the Action Agenda, including the diversified group of products and geographic areas, as well as its highly experienced executive team, will be helpful in weathering current and future challenges, including those relating to the Merck/Schering-Plough cholesterol joint venture ENHANCE clinical trial.

Regarding the ENHANCE challenge, Schering-Plough’s strategy is centered on emphasizing the science around high LDL cholesterol (low-density lipoprotein, often known as “bad cholesterol”), which medical experts and health advisory groups have long recognized as a significant cardiovascular risk factor and recommended increasingly aggressive treatment of high cholesterol for certain patients. Lowering LDL cholesterol, along with a healthy diet and lifestyle changes, remains the cornerstone of lipid treatment for patients at risk for heart disease. Clinical studies have demonstrated that VYTORIN lowers patients’ LDL cholesterol more than rosuvastatin, atorvastatin and simvastatin at the doses studied and was able to get more patients to the LDL cholesterol goals identified by the National Cholesterol Education Program, Adult Treatment Panel III (ATP III) guidelines. The ENHANCE study also demonstrated superior LDL cholesterol lowering with VYTORIN compared to simvastatin. See “Outlook” for the current perspective on the effects of this challenge on Schering-Plough’s business.

In April 2008, Schering-Plough announced a major new program, the Productivity Transformation Program. The goal of this program is to create a leaner, stronger company to allow Schering-Plough to produce long-term high performance in the current pharmaceutical industry environment. This program, which is still being developed, targets savings of $1.5 billion on an annualized basis by 2012 and is designed to reduce and avoid costs and to increase productivity. Of the total targeted savings, approximately $1.25 billion are anticipated to be accomplished by the end of 2010 with the balance achieved by 2012. The targeted savings envisioned by this program include those resulting from the previously announced OBS integration synergies. Beyond this program, Schering-Plough anticipates investing in new high priority clinical trials, the pursuit of strategic opportunities, including product launches and anticipates natural cost growth.

Results and Highlights for the Three Months Ended March 31, 2008

•	Schering-Plough’s net sales for the three months ended March 31, 2008 were $4.7 billion, an increase of $1.7 billion, or 56 percent, as compared to the three months ended March 31, 2007. Net sales for the three months ended March 31, 2008 included $1.3 billion of sales of products acquired as part of the OBS acquisition.

•	For the three months ended March 31, 2008, net sales outside the U.S. totaled $3.2 billion, or 69 percent, of consolidated net sales.

•	Net income available to common shareholders for the three months ended March 31, 2008 was $253 million, as compared to $543 million in the three months ended March 31, 2007. Included in net income available to common shareholders for the three months ended March 31, 2008 is $621 million of expense related to purchase accounting for the OBS acquisition and integration-related activities.

•	Increased sales of pharmaceutical products such as REMICADE, TEMODAR and AVELOX, as well as increased sales in the Animal Health and Consumer Health Care segments contributed favorably to Schering-Plough’s overall operating results and cash flow.

•	Global sales of Schering-Plough’s cholesterol franchise products, VYTORIN and ZETIA, managed by the cholesterol joint venture with Merck & Company, Inc. (Merck) increased 6 percent during the first three months of 2008 as compared to the first three months of 2007. Sales of VYTORIN and ZETIA decreased 5 percent in the U.S. during the first three months of 2008 versus the first three months of 2007.

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

In addition, any potential strategic alternatives may be impacted by the change of control provisions in those arrangements, which could result in VYTORIN and ZETIA being acquired by Merck or REMICADE reverting back to Centocor. The change in control provision relating to VYTORIN and ZETIA is included in the contract with Merck, filed as Exhibit 10(r) to Schering-Plough’s 2007 10-K/A, and the change of control provision relating to REMICADE is contained in the contract with Centocor, filed as Exhibit 10(v) to Schering-Plough’s 2007 10-K/A.

Cholesterol Franchise

Schering-Plough’s cholesterol franchise products, VYTORIN and ZETIA, are managed through a joint venture between Schering-Plough and Merck for the treatment of elevated cholesterol levels in all markets outside Japan. ZETIA is Schering-Plough’s novel cholesterol absorption inhibitor. VYTORIN is the combination of ZETIA and Zocor (simvastatin), a statin medication developed by Merck. The financial commitment to compete in the cholesterol reduction market is shared with Merck, and profits from the sales of VYTORIN and ZETIA are also shared with Merck. The operating results of the joint venture with Merck are recorded using the equity method of accounting.

The cholesterol-reduction market is the single largest pharmaceutical category in the world. VYTORIN and ZETIA are competing in this market. During the first three months of 2008, total sales of VYTORIN and ZETIA in the U.S. declined 5 percent as compared to the first three months of 2007. As of March 2008, total combined prescription share for VYTORIN and ZETIA in the U.S. was down approximately three market share points versus December 2007 from 16.9 percent to 14.2 percent. Subsequent prescription data in April 2008 indicates a further decline. Media reaction to the release of the results of the ENHANCE clinical trial in early 2008 led some commentators to call for the use of other products, rather than VYTORIN and ZETIA. Continued reductions in the sales and/or market share of Schering-Plough’s cholesterol franchise would have a significant impact on Schering-Plough’s consolidated results of operations and cash flows as Schering-Plough’s current profitability is largely dependent upon the performance of the cholesterol franchise.

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

License Arrangements with Centocor

REMICADE is prescribed for the treatment of inflammatory diseases such as rheumatoid arthritis, early rheumatoid arthritis, psoriatic arthritis, Crohn’s disease, ankylosing spondylitis, plaque psoriasis and ulcerative colitis. REMICADE is Schering-Plough’s second largest marketed pharmaceutical product line (after the cholesterol franchise). REMICADE is licensed from and manufactured by Centocor, Inc., a Johnson & Johnson company. During 2005, Schering-Plough exercised an option under its contract with Centocor for license rights to develop and commercialize golimumab, a fully human monoclonal antibody currently in Phase III trials. Schering-Plough has exclusive marketing rights to both products outside the U.S., Japan and certain Asian markets. In December 2007, Schering-Plough and Centocor revised their distribution agreement regarding the development, commercialization and distribution of both REMICADE and golimumab, extending Schering-Plough’s rights to exclusively market REMICADE to match the duration of Schering-Plough’s exclusive marketing rights for golimumab. Effective upon regulatory approval of golimumab in the EU, Schering-Plough’s marketing rights for both products will now extend for 15 years after the first commercial sale of golimumab within the EU. Centocor will receive a progressively increased share of profits on Schering-

Plough’s distribution of both products in the Schering-Plough marketing territory between 2010 and 2014, and the share of profits will remain fixed thereafter for the remainder of the term. The changes to the duration of REMICADE marketing rights and the profit sharing arrangement for the products are all conditioned on approval of golimumab being granted prior to September 1, 2014. Schering-Plough may independently develop and market golimumab for a Crohn’s disease indication in its territories, with an option for Centocor to participate. In addition, Schering-Plough and Centocor agreed to utilize an autoinjector device in the commercialization of golimumab and further agreed to share its development costs.

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

Schering-Plough continually reviews the business, including manufacturing operations, to identify actions that will enhance long-term competitiveness. However, Schering-Plough’s manufacturing cost base is relatively fixed, and actions to significantly reduce Schering-Plough’s manufacturing infrastructure, including specific reviews of Schering-Plough’s manufacturing operations that will be made as part of the Productivity Transformation Program, involve complex issues. As a result, shifting products between manufacturing plants can take many years due to construction and regulatory requirements, including revalidation and registration requirements.

Regulatory and Competitive Environment

Schering-Plough is subject to the jurisdiction of various national, state and local regulatory agencies. Regulatory compliance is complex and costly, impacting the timing needed to bring new drugs to market and to market drugs for new indications.

Schering-Plough engages in clinical trial research in many countries around the world. Research activities must comply with stringent regulatory standards and are subject to inspection by the U.S., the EU, and local country regulatory authorities. Schering-Plough is subject to pharmacovigilance reporting requirements in many countries and other jurisdictions, including the U.S., the EU, and the EU member states. Clinical trials and post-marketing surveillance of certain marketed drugs of competitors within the industry have raised safety concerns that have led to recalls, withdrawals or adverse labeling of marketed products.

A number of intermediaries are involved between drug manufacturers, such as Schering-Plough, and patients who use the drugs. These intermediaries impact the patient’s ability, and their prescribers’ ability, to choose and pay for a particular drug. These intermediaries include health care providers, such as hospitals and clinics; payors and their representatives, such as employers, insurers, managed care organizations and governments; and others in the supply chain, such as pharmacists and wholesalers. Further, in the U.S., many of Schering-Plough’s pharmaceutical products are subject to increasingly competitive pricing as certain of the intermediaries (including managed care groups, institutions and government agencies) seek price discounts. In most international markets, Schering-Plough operates in an environment of government-mandated cost-containment programs. Also, the pricing, sales and marketing programs and arrangements, and related business practices of Schering-Plough and other participants in the health care industry are under continued scrutiny from federal and state regulatory, investigative, prosecutorial and administrative entities.

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

The impact of purchase accounting, based on a preliminary valuation, resulted in the following non-cash pre-tax items in the first three months of 2008:

•	Amortization of inventory adjusted to fair value, of which approximately $1.1 billion will be charged to cost of sales over an approximate one-year period from the acquisition date ($551 million in the first quarter of 2008).

•	Amortization of acquired intangible assets adjusted to fair value, of which $6.8 billion will be amortized over a weighted-average life of 15 years to cost of sales ($132 million in the first quarter of 2008).

•	Incremental depreciation relating to the adjustment in fair value on property, plant and equipment of $896 million that will be depreciated over the lives of the applicable plant and equipment primarily to cost of sales ($8 million in the first quarter of 2008).

DISCUSSION OF OPERATING RESULTS

The results of operations for the first quarter of 2008 discussed below include OBS’ product sales and expenses as well as certain non-cash items relating to purchase accounting associated with the OBS acquisition.

Net Sales

A significant portion of net sales is made to major pharmaceutical and health care product distributors and major retail chains in the U.S. Consequently, net sales and quarterly growth comparisons may be affected by fluctuations in the buying patterns of major distributors, retail chains and other trade buyers. These fluctuations may result from seasonality; pricing; wholesaler, retail and trade buying decisions; changes in overall demand factors or other factors. In addition to these fluctuations, sales of many pharmaceutical products in the U.S. are subject to increased pricing pressure from managed care groups, institutions, government agencies, and other groups seeking discounts. Schering-Plough and other pharmaceutical manufacturers in the U.S. market are also required to provide statutorily defined rebates to various government agencies in order to participate in the Medicaid program, veterans’ health care programs and other government-funded programs. The Medicare Prescription Drug Improvement and Modernization Act of 2003 contains a prescription drug benefit for individuals who are eligible for Medicare. This prescription drug benefit became effective on January 1, 2006 and is resulting in increased use of generics and increased purchasing power of those negotiating on behalf of Medicare recipients. In most international markets, Schering-Plough operates in an environment where governments have mandated cost-containment programs, placed restrictions on physician prescription levels and patient reimbursements, emphasized greater use of generic drugs and enacted across-the-board price cuts as methods to control costs.

Consolidated net sales for the three months ended March 31, 2008 totaled $4.7 billion, an increase of $1.7 billion or 56 percent as compared to the same period in 2007. Consolidated net sales for the three months ended March 31, 2008 included $1.3 billion of net sales of OBS products. The increase in net sales also reflects the growth in sales volumes of REMICADE, TEMODAR and AVELOX as well as Animal Health and Consumer Health Care products. For the three months ended March 31, 2008, net sales outside the U.S. totaled $3.2 billion, or 69 percent, of consolidated net sales. Net sales reflect a favorable impact of 7 percent from foreign exchange on stand-alone Schering-Plough net sales. The impact of currency is more pronounced on products and businesses that are concentrated in Europe.

Net sales for the three months ended March 31, 2008 and 2007 were as follows:

			Increase
	2008	2007	(Decrease)
	(Dollars in millions)		(%)

HUMAN PRESCRIPTION PHARMACEUTICALS	$3,557	$2,398	48
REMICADE	507	373	36
NASONEX	307	284	8
TEMODAR	236	196	20
PEGINTRON	225	217	4
CLARINEX/AERIUS	213	204	4
FOLLISTIM/PUREGON	145	—	N/M
AVELOX	142	115	24
CLARITIN Rx	128	112	14
NUVARING	96	—	N/M
INTEGRILIN	74	84	(13)
CAELYX	74	62	20
REMERON	68	—	N/M
ZEMURON	63	—	N/M
REBETOL	59	71	(17)
Other Pharmaceutical	1,220	680	79
ANIMAL HEALTH	723	232	211
CONSUMER HEALTH CARE	377	345	9
OTC	209	177	18
Foot Care	85	78	9
Sun Care	83	90	(7)

CONSOLIDATED NET SALES	$4,657	$2,975	56

N/M — Not a meaningful percentage.

Sales of Human Prescription Pharmaceuticals in the first quarter of 2008 totaled $3.6 billion, a $1.2 billion or 48% increase as compared to the first quarter of 2007. Included in the first quarter of 2008 was $861 million of net sales related to Organon, the human health business of OBS. Excluding OBS sales, net sales of Human Prescription Pharmaceuticals declined 2 percent in the U.S.

International net sales of REMICADE, a drug for the treatment of immune-mediated inflammatory disorders such as rheumatoid arthritis, early rheumatoid arthritis, psoriatic arthritis, Crohn’s disease, ankylosing spondylitis, plaque psoriasis, and ulcerative colitis, were up $134 million or 36 percent to $507 million in the first quarter of 2008, driven by continued market growth, expanded use across indications and a favorable impact from foreign exchange. Competitive products for the indications referred to above were introduced during 2007 and 2008.

Global net sales of NASONEX Nasal Spray, a once-daily corticosteroid nasal spray for allergies, rose 8 percent to $307 million in the first quarter of 2008 due to increased sales in international markets, partially offset by a decline in sales in the United States. Competitive products were introduced in 2007 and 2008.

Global net sales of TEMODAR Capsules, a treatment for certain types of brain tumors, increased $40 million or 20 percent to $236 million in the first quarter of 2008 due to increased sales across all geographic regions.

Global net sales of PEGINTRON Powder for Injection, a pegylated interferon product for treating hepatitis C, increased 4 percent to $225 million in the first three months of 2008 due to higher sales in Latin

America, emerging markets across Europe and a favorable impact from foreign exchange, tempered by lower sales in Japan and the United States.

Global net sales of CLARINEX (marketed as AERIUS in many countries outside the U.S.), for the treatment of seasonal outdoor allergies and year-round indoor allergies, increased 4 percent to $213 million in the first quarter of 2008. Higher sales of CLARINEX in international markets were partially offset by lower sales in the U.S.

Global net sales of FOLLISTIM/PUREGON, a recombinant follicle-stimulating hormone for treating infertility, were $145 million in the first quarter of 2008, the first full quarter of sales since the acquisition of OBS in November 2007.

Net sales of AVELOX, a fluoroquinolone antibiotic for the treatment of certain respiratory and skin infections, sold primarily in the U.S. by Schering-Plough as a result of its license agreement with Bayer, increased $27 million or 24 percent to $142 million in the first quarter of 2008 primarily as a result of increased market share.

International net sales of prescription CLARITIN increased 14 percent to $128 million in the first quarter of 2008 as a result of increased sales in Japan due to an early allergy season and favorable foreign exchange.

Global net sales of NUVARING, a contraception product, were $96 million in the first quarter of 2008, the first full quarter of sales since the acquisition of OBS in November 2007.

Global net sales of INTEGRILIN Injection, a glycoprotein platelet aggregation inhibitor for the treatment of patients with acute coronary syndrome, which is sold primarily in the U.S. by Schering-Plough, decreased 13 percent to $74 million in the first quarter of 2008 primarily due to a decrease in U.S. market size.

International net sales of CAELYX, for the treatment of ovarian cancer, metastatic breast cancer and Kaposi’s sarcoma, increased 20 percent to $74 million in the first quarter of 2008 due to higher sales across Europe.

Global net sales of REMERON, an antidepressant, were $68 million in the first quarter of 2008, the first full quarter of sales since the acquisition of OBS in November 2007.

Global net sales of ZEMURON, a muscle relaxant used in surgical procedures, were $63 million in the first quarter of 2008, the first full quarter of sales since the acquisition of OBS in November 2007. ZEMURON will lose patent exclusivity in the U.S. in 2008 and in the EU in 2009.

Global net sales of REBETOL Capsules, for use in combination with PEGINTRON or INTRON A for treating hepatitis C, decreased 17 percent to $59 million in the first quarter of 2008 due to continued lower patient enrollment in Japan.

Other pharmaceutical net sales include a large number of lower sales volume human prescription pharmaceutical products and included $489 million of OBS net sales in the first quarter of 2008. Several of these products are sold in limited markets outside the U.S., and many are multiple-source products no longer protected by patents. These products include treatments for respiratory, cardiovascular, dermatological, infectious, oncological and other diseases.

Global net sales of Animal Health products increased 211 percent in the first quarter of 2008 to $723 million. Included in global Animal Health net sales for the first quarter of 2008 was $454 million related to Intervet, the animal health business of OBS. Global net sales in the first quarter of 2008 also benefited from solid growth in all geographic areas, coupled with a positive impact from foreign currency exchange rates. The Animal Health segment’s sales growth rate is impacted by intense competition and the frequent introduction of generic products. In April 2008, Schering-Plough announced the planned divestiture of certain animal health products in connection with conditions set forth by the European Commission as part of the acquisition of Intervet. Net sales of the planned divested products have not been material.

Global net sales of Consumer Health Care products, which include OTC, foot care and sun care products, increased $32 million or 9 percent to $377 million in the first quarter of 2008. The increase in the first quarter of 2008 was primarily due to sales of MiraLAX, which was launched in February 2007 as the first Rx-to-OTC switch in the laxative category in more than 30 years, and higher sales of OTC CLARITIN. Sales of OTC CLARITIN were $139 million in the first quarter of 2008, an increase of $12 million from the first quarter of 2007. Sales of OTC CLARITIN grew despite the aggressive launch of a competing OTC cetirizine allergy product. OTC CLARITIN will continue to face competition from this cetirizine allergy product and other store brands. Future sales in the Consumer Health Care segment are difficult to predict because the consumer health care market is highly competitive, with heavy advertising to consumers and frequent competitive product introductions.

Costs, Expenses and Equity Income

A summary of costs, expenses and equity income for the three months ended March 31, 2008 and 2007 is as follows:

			Increase
	2008	2007	(Decrease)
	(Dollars in millions)%

Gross margin	54.1%	68.5%	(14.4%)
Selling, general and administrative (SG&A)	$1,676	$1,213	38%
Research and development (R&D)	880	707	24%
Other expense/(income), net	95	(48)	N/M
Special and acquisition-related charges	23	1	N/M
Equity income	(517)	(487)	6%

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

Gross margin

Gross margin decreased to 54.1 percent in the first quarter of 2008 as compared to 68.5 percent in the first quarter of 2007. Gross margin in the first quarter of 2008 was unfavorably impacted by $688 million of purchase accounting items included in cost of sales. These purchase accounting items resulted from the amortization of fair values of certain assets acquired as part of the OBS acquisition.

Selling, general and administrative

Selling, general and administrative expenses were $1.7 billion in the first quarter of 2008, up 38 percent versus the prior year period. Included in SG&A in the first quarter of 2008 was approximately $400 million from OBS. In addition, SG&A reflects unfavorable foreign exchange partially offset by a SFAS 123R fair value remeasurement of $35 million made to an incentive plan that is based on the performance of Schering-Plough’s stock price.

Research and development

Research and development spending increased 24 percent to $880 million in the first quarter of 2008. Included in R&D in the first quarter of 2008 was approximately $225 million from OBS. Included in R&D spending in the first quarter of 2007 was $96 million related to upfront payments made for licensing transactions. The increase in R&D spending versus the first quarter of 2007 also reflects higher spending for clinical trials and related activities and investments to build greater breadth and capacity to support the continued expansion of Schering-Plough’s pipeline. Generally, changes in R&D spending reflect the timing of

Schering-Plough’s funding of both internal research efforts and research collaborations with various partners to discover and develop a steady flow of innovative products.

To maximize its chances for the successful development of new products, Schering-Plough began a Development Excellence initiative in 2005 to build talent and critical mass, create a uniform level of excellence and deliver on high-priority programs within R&D. In 2006, Schering-Plough began a Global Clinical Harmonization Program to maximize and globalize the quality of clinical trial execution, pharmacovigilance and regulatory processes. Beginning in 2007, certain aspects of the Global Clinical Harmonization Program have been implemented and are being integrated into the processes of OBS.

Other expense/(income), net

Schering-Plough had $95 million of other expense, net, in the first quarter of 2008 as compared to $48 million of other income, net, in 2007, reflecting $101 million of higher interest expense and $60 million less interest income. The increase in interest expense was due to the issuance of new debt in connection with the acquisition of OBS, and the decrease in interest income was due to the use of cash for the acquisition of OBS.

Special and acquisition-related charges

During the three months ended March 31, 2008 and 2007, Schering-Plough incurred $23 million and $1 million, respectively, of integration-related costs for the OBS acquisition. The integration-related costs for the three months ended March 31, 2008 included $8 million of employee termination costs.

The following table summarizes the charges, cash payments and liabilities related to employee termination costs through March 31, 2008:

	Employee
	Termination
	Costs(a)
	(Dollars in millions)

Accrued liability at December 31, 2007	$23	(b)
Charges	8
Cash payments	(6)

Accrued liability at March 31, 2008	$25

(a)	Recorded to special and acquisition-related charges.

(b)	Represents employee termination costs recorded under SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” in the fourth quarter of 2007.

Equity income

Sales of the Merck/Schering-Plough cholesterol joint venture for the three months ended March 31, 2008 and 2007 totaled $1.2 billion in each period.

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

Equity income from the Merck/Schering-Plough joint venture totaled $517 million and $487 million for the three months ended March 31, 2008 and 2007, respectively. The increase in 2008 equity income as compared to 2007 reflects sales growth in international markets partially offset by a 5 percent decline in U.S. sales of cholesterol products. See “Outlook” for additional information on equity income. Schering-Plough’s equity income in the first three months of the year is favorably impacted by the proportionally greater share of income allocated from the joint venture on the first $300 million of annual ZETIA sales.

It should be noted that Schering-Plough incurs substantial selling, general and administrative and other costs, which are not reflected in equity income and instead are included in the overall cost structure of Schering-Plough.

Provision for income taxes

Tax expense was $72 million for the three months ended March 31, 2008 as compared to $87 million for the three months ended March 31, 2007. The tax provision for the first quarter of 2008 included tax benefits of $91 million related to the amortization of fair values of certain assets acquired as part of the OBS acquisition. The income tax expense primarily relates to foreign taxes and does not include any benefit related to U.S. operating losses.

Schering-Plough expects to report a U.S. Net Operating Loss (NOL) carryforward of approximately $1.7 billion on its 2007 tax return, which will be available to offset future U.S. taxable income through 2027. This U.S. NOL carryforward could be materially reduced after examination of Schering-Plough’s income tax returns by the Internal Revenue Service (IRS). Schering-Plough continues to maintain a valuation allowance against its U.S. deferred tax assets, as management cannot conclude that it is more likely than not the benefit of the U.S. net deferred tax assets can be realized.

LIQUIDITY AND FINANCIAL RESOURCES

Discussion of Cash Flow

	Three Months Ended March 31,
	2008	2007
	(Dollars in millions)

Cash flow from operating activities	$462	$(248)
Cash flow from investing activities	(123)	113
Cash flow from financing activities	(184)	(48)

Operating Activities

In the first three months of 2008, operating activities provided $462 million of cash, compared with net cash used for operations of $248 million in the first three months of 2007. The improved operating cash flow was primarily due to the non-recurrence of payments in the first quarter of 2007 of $379 million related to the settlement of the Massachusetts Investigation, and the purchase of a foreign currency option for $130 million related to the OBS acquisition.

Investing Activities

Net cash used for investing activities during the first three months of 2008 was $123 million and included $175 million of capital expenditures partially offset by proceeds from the disposition of property and equipment of $27 million and the maturity of short-term investments of $25 million. Net cash provided by investing activities for the first three months of 2007 was $113 million and included a net reduction of short-term investments of $266 million partially offset by $139 million of capital expenditures.

Financing Activities

Net cash used for financing activities was $184 million for the first three months of 2008, compared to $48 million for the same period in 2007. Uses of cash for financing activities for the three months ended March 31, 2008 and 2007 included the payment of dividends on common and preferred shares of $143 million and $104 million, respectively. Financing cash flow for the first three months of 2007 also reflected proceeds of $52 million on the exercise of stock options.

Other Discussion of Cash Flows

At March 31, 2008, Schering-Plough had net debt (total debt less cash, cash equivalents, short-term investments and marketable securities) of $7.3 billion. Cash generated from operations, available cash and short-term investments and available credit facilities are expected to provide Schering-Plough with the ability to fund cash needs for the intermediate term.

Borrowings and Credit Facilities

At March 31, 2008 and December 31, 2007, short-term borrowings totaled $487 million and $461 million, respectively, including outstanding commercial paper of $148 million at March 31, 2008 and $149 million at December 31, 2007.

Long-term debt at March 31, 2008 and December 31, 2007 was $9.3 billion and $9.0 billion, respectively, and includes euro-denominated notes and a euro-denominated term loan. The increase at March 31, 2008 was due to foreign currency translation.

Schering-Plough has a $2.0 billion credit facility with a syndicate of banks available for general corporate purposes. This facility has a floating interest rate, matures in August 2012 and is considered as support to Schering-Plough’s commercial paper borrowings. As of March 31, 2008, no borrowings were outstanding under this facility.

Schering-Plough’s current unsecured senior credit ratings and ratings review status are as follows:

Senior Unsecured Credit Ratings	Long-Term	Short-Term	Long-Term Review Status

Moody’s Investors Service	Baa1	P-2	Negative Outlook
Standard and Poor’s	A-	A-2	Negative Watch
Fitch Ratings	BBB+	F-2	Negative Watch

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

Contractual Obligations

Schering-Plough’s contractual obligations as of December 31, 2007 were included in tabular format in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the 2007 10-K/A.

Payments due by period for interest payment obligations on Schering-Plough’s debt as of December 31, 2007 are as follows: less than one year, $550 million; one to three years, $1.0 billion; three to five years, $924 million; more than five years, $3.8 billion.

Potential milestone payments of $2.3 billion were not included in the contractual obligations table as they are contingent on the achievement of various research and development (approximately $600 million), regulatory approval (approximately $700 million) or sales-based (approximately $1.0 billion) milestones. Research, development and regulatory milestones depend upon future clinical developments as well as regulatory agency actions which may never occur. Sales-based milestones are contingent on generating levels of sales of current or future products that have not yet been achieved.

REGULATORY AND COMPETITIVE ENVIRONMENT IN WHICH SCHERING-PLOUGH OPERATES

Schering-Plough is subject to the jurisdiction of various national, state and local regulatory agencies. The regulations to which Schering-Plough is subject are described in more detail in Part I, Item I, “Business,” of Schering-Plough’s 2007 10-K/A. Regulatory compliance is complex, as regulatory standards (including Good Clinical Practices, Good Laboratory Practices and Good Manufacturing Practices) vary by jurisdiction and are constantly evolving. Regulatory compliance is also costly. Regulatory compliance also impacts the timing needed to bring new drugs to market and to market drugs for new indications. Further, failure to comply with regulations can result in delays in the approval of drugs, seizure or recall of drugs, suspension or revocation of the authority necessary for the production and sale of drugs, fines and other civil or criminal sanctions.

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

During the fourth quarter of 2005, local UK and EMEA regulatory authorities conducted a follow-up inspection to assess Schering-Plough’s implementation of its action plan. In the first quarter of 2006, these authorities also inspected the U.S.-based components of Schering-Plough’s pharmacovigilance system. The inspectors acknowledged that progress had been made since 2003, but also continued to note significant concerns with the quality systems supporting Schering-Plough’s pharmacovigilance processes. Similarly, in a follow-up inspection of Schering-Plough’s clinical trial practices in the UK, inspectors identified issues with respect to Schering-Plough’s management of clinical trials and related pharmacovigilance practices.

In February 2006, Schering-Plough began the Global Clinical Harmonization Program for building clinical excellence (in trial design, execution and tracking), which will strengthen Schering-Plough’s scientific and compliance rigor on a global basis. In 2007, certain aspects of the Global Clinical Harmonization Program were implemented, and work is expected to continue in 2008 and for several years. In addition, during the fourth quarter of 2007, the local UK regulatory authority conducted a follow-up inspection which confirmed that the corrective actions committed to by Schering-Plough following the 2006 inspection of Schering-Plough’s UK-based clinical trial operations had in fact been completed. In early January 2008, the local UK regulatory authority returned for a follow-up inspection of Schering-Plough’s UK pharmacovigilance operations. This inspection likewise confirmed that a number of corrective actions had been completed since the last inspection and noted the number of actions Schering-Plough had taken as set forth in Schering-Plough’s periodic updates to the EMEA and noted a limited number of observations that Schering-Plough is addressing. Schering-Plough intends to continue upgrading skills, processes and systems in clinical practices and pharmacovigilance. Schering- Plough remains committed to accomplish this work and to invest significant resources in this area.

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

Clinical trials and post-marketing surveillance of certain marketed drugs of competitors within the industry have raised safety concerns that have led to recalls, withdrawals or adverse labeling of marketed products. In addition, these situations have raised concerns among some prescribers and patients relating to the safety and efficacy of pharmaceutical products in general. For the past several years, these occurrences have increased. Recently the intense media attention to the results of the ENHANCE clinical trial led to some concerns among patients and prescribers about ZETIA and VYTORIN (see discussion under “Strategy-Focused on Science” in the Executive Overview).

Following this wave of product withdrawals by other companies and other significant safety issues, health authorities such as the FDA, the EMEA and the PMDA have continued to increase their focus on safety when assessing the benefit/risk balance of drugs. Some health authorities appear to have become more cautious when making decisions about approvability of new products or indications and are re-reviewing select products that are already marketed, adding further to the uncertainties in the regulatory processes. There is also greater regulatory scrutiny, especially in the U.S., on advertising and promotion and in particular direct-to-consumer advertising.

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

In the U.S., many of Schering-Plough’s pharmaceutical products are subject to increasingly competitive pricing as managed care groups, institutions, government agencies and other groups seek price discounts. In the U.S. market, Schering-Plough and other pharmaceutical manufacturers are required to provide statutorily defined rebates to various government agencies in order to participate in Medicaid, the veterans health care program and other government-funded programs. The Medicare Prescription Drug Improvement and Modernization Act of 2003 contains a prescription drug benefit for individuals who are eligible for Medicare. This prescription drug benefit became effective on January 1, 2006, and is resulting in increased use of generics and increased purchasing power of those negotiating on behalf of Medicare recipients.

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

OUTLOOK

Schering-Plough does not provide numeric guidance. However, the following outlook may be helpful to readers in assessing future prospects.

See the discussions of matters relating to the Merck/Schering-Plough cholesterol joint venture’s ENHANCE clinical trial in Part II, Item 1, “Legal Proceedings,” “ENHANCE Matter,” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Executive Overview,” “Cholesterol Franchise.” While it is too early to determine the long-term impact on Schering-Plough’s business, second-quarter and full-year net sales by the Merck/Schering-Plough cholesterol joint venture of VYTORIN and ZETIA in the U.S. are expected to decline on a year-over-year basis. Further, wholesalers, retail chains and other trade buyers in the U.S. have changed their buying patterns to reduce their inventory levels, and may make further changes, that may also impact future sales. Based on the expectation for lower sales from the Merck/Schering-Plough cholesterol joint venture, Schering-Plough expects that equity income will be lower in subsequent quarters of 2008 than it was in the first quarter of 2008.

Schering-Plough expects research and development spending to be higher in the remaining quarters of 2008 than it was in the first quarter of 2008.

The risks set forth in Part II, Item 1A, “Risk Factors,” of this 10-Q could cause actual results to differ materially from the expectation provided in this section.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Schering-Plough’s 2007 10-K/A for disclosures regarding Schering-Plough’s critical accounting policies and estimates.

Rebates, Discounts and Returns

Schering-Plough’s rebate accruals for federal and state governmental programs, including Medicaid and Medicare Part D, at March 31, 2008 and 2007 were $127 million and $134 million, respectively. Commercial discounts, returns and other rebate accruals at March 31, 2008 and 2007 were $426 million and $376 million, respectively. These accruals are established in the period that the related revenue was recognized, resulting in a reduction to sales and the establishment of liabilities, which are included in total current liabilities, or in the case of returns and other receivable adjustments, an allowance provided against accounts receivable.

The following summarizes the activity in the accounts related to accrued rebates, sales returns and discounts for the three months ended March 31, 2008 and 2007:

	2008	2007
	(Dollars in millions)

Accrued rebates/returns/discounts, beginning of period	$526	$486

Provision for rebates	188	155
Adjustment to prior-year estimates	1	(13)
Payments	(158)	(111)

	31	31

Provision for returns	45	49
Adjustment to prior-year estimates(1)	(12)	(12)
Returns	(31)	(29)

	2	8

Provision for discounts	223	178
Adjustment to prior-year estimates	(2)	—
Discounts granted	(227)	(193)

	(6)	(15)

Accrued rebates/returns/discounts, end of period	$553	$510

(1)	For the three months ended March 31, 2008, the adjustment to prior-year estimates for returns includes $9 million related to the reversal of return reserves recorded as part of the purchase accounting for OBS. This reversal was recorded as a reduction to goodwill.

In formulating and recording the above accruals, management utilizes assumptions and estimates that include historical experience, wholesaler data, the projection of market conditions, the estimated lag time between sale and payment of a rebate, utilization estimates, and forecasted product demand amounts.

As part of its review of these accruals, management performs a sensitivity analysis that considers differing assumptions, which are most subject to judgment in its rebate accrual calculation. Based upon Schering-Plough’s sensitivity analysis, reasonably possible changes to assumptions related to rebate accruals could favorably or unfavorably impact 2008 net sales and income before income taxes in an amount consistent with the full year 2007, which was $31 million.

DISCLOSURE NOTICE

Cautionary Statements Under the Private Securities Litigation Reform Act of 1995

Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report, as well as other written reports and oral statements made from time to time by Schering-Plough, may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements do not relate strictly to historical or current facts and are based on current expectations or forecasts of future events. You can identify these forward-looking statements by their use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “project,” “intend,” “plan,” “potential,” “will,” and similar words and terms. In particular, forward-looking statements include statements relating to Schering-Plough’s plans; its strategies; timing and level of savings achieved from the Productivity Transformation Program; prospective products or product approvals; actions to enhance clinical, research and development, manufacturing and post-marketing systems; the potential of products and trending in therapeutic markets, including the cholesterol market; patent and other intellectual property protection; future performance or results of current and anticipated products; research and development programs and anticipated spending; estimates of rebates, discounts and returns; and the outcome of contingencies such as litigation and investigations.

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

Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Schering-Plough’s 2007 10-K/A for further discussion of market risks.

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

Schering-Plough is replacing and upgrading a number of information systems, and commencing in the first quarter of 2008, integrating the Organon BioSciences N.V. human and animal health businesses. The overall process will be ongoing for several years. In connection with these changes, as part of Schering-Plough’s management evaluation of both internal control over financial reporting and disclosure controls and procedures, management has concluded that the new processes are at least as effective with respect to those controls as the prior processes. An example of a change in process that occurred during the first three months of 2008 is the integration of the OBS human health U.S. procure-to-pay process into the Schering-Plough U.S. procure-to-pay system.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Material pending legal proceedings involving Schering-Plough are described in Part I, Item 3, “Legal Proceedings,” of the 2007 10-K/A. The following discussion is limited to material developments to previously reported proceedings and new material legal proceedings, which Schering-Plough, or any of its subsidiaries, became a party during the quarter ended March 31, 2008, or subsequent thereto, but before the filing of this report. This section should be read in conjunction with Part I, Item 3, “Legal Proceedings” in the 2007 10-K/A.

ENHANCE Matter

Background.  The Merck/Schering-Plough cholesterol joint venture markets ZETIA and VYTORIN (a combination of Merck’s Zocor (simvastatin) and Schering-Plough’s Zetia (ezetimibe)).

The Merck/Schering-Plough cholesterol joint venture’s ENHANCE (Effect of Combination Ezetimibe and High-Dose Simvastatin vs. Simvastatin Alone on the Atherosclerotic Process in Patients with Heterozygous Familial Hypercholesterolemia) clinical trial was a surrogate endpoint trial, conducted in 720 patients with Heterozygous Familial Hypercholesterolemia, a rare condition that affects approximately 0.2% of the population. The primary endpoint was the mean change in the intima-media thickness measured at three sites in the carotid arteries (the right and left common carotid, internal carotid and carotid bulb) between patients treated with ezetimibe/simvastatin 10/80 mg versus patients treated with simvastatin 80 mg alone over a two-year period. There was no statistically significant difference between the treatment groups for the primary endpoint or for each of the components of the primary endpoint, including the common carotid artery. Key secondary imaging endpoints also showed no statistical difference between treatment groups.

Technical difficulties consumed a long time period after the last patient was scanned in April 2006 until December 31, 2007, when data from ultrasound images were first unblinded to scientists of the Merck/Schering-Plough cholesterol joint venture. After analysis of the results, the summary findings were released by the joint venture on January 14, 2008 and full results were released later in the first quarter 2008. There has been significant media attention to the length of time between the last patient having an ultrasound taken for the trial through the final analysis and the unblinding of the data, and to the trial results. In addition, these issues have been raised in private lawsuits against Schering-Plough, as well as in investigations that are ongoing. These events impacted sales, as discussed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Medical experts and health advisory groups have long recognized high LDL cholesterol as a significant cardiovascular risk factor and recommended increasingly aggressive treatment of high cholesterol for certain patients. Lowering LDL cholesterol, along with healthy diet and lifestyle changes, remains the cornerstone of lipid treatment for patients at risk for heart disease.

Clinical studies prior to ENHANCE have demonstrated that VYTORIN lowered patients’ LDL cholesterol more than rosuvastatin, atorvastatin and simvastatin at the doses studied and was able to get more patients to their LDL cholesterol goals (as defined by ATP III). The findings from the Merck/Schering-Plough cholesterol joint venture’s ENHANCE clinical trial further confirmed VYTORIN’s effectiveness, compared to simvastatin, at lowering LDL cholesterol as well as triglycerides and C-reactive protein (CRP). Specifically, there was a significant difference in LDL cholesterol lowering seen between the treatment groups — 58% LDL cholesterol lowering at 24 months on VYTORIN as compared to 41% at 24 months on simvastatin alone. VYTORIN is not indicated for the reduction of CRP.

The ENHANCE surrogate endpoint study was not powered nor designed to assess cardiovascular clinical event outcomes, such as the effectiveness of the drugs at lowering the risk of heart attack and stroke. The Merck/Schering-Plough cholesterol joint venture is currently conducting the IMPROVE-IT trial, a large clinical trial comparing VYTORIN (ezetimibe/simvastatin) and simvastatin in approximately 18,000 patients. The results of the IMPROVE-IT trial will compare the effectiveness of VYTORIN to simvastatin alone in reducing heart attacks and/or strokes.

Schering-Plough’s stock price declined significantly in early 2008, from $26.64 (closing price) on December 31, 2007 to a 2008 low of $13.86 (closing price) on April 2, 2008 to $18.75 (closing price) on May 5, 2008, the day before this 10-Q was filed.

Investigation and Inquiries.  Through the date of filing this 10-Q, Schering-Plough, the joint venture and/or its joint venture partner, Merck, have received a number of governmental inquiries and have been the subject of a number of investigations. These include several letters from Congress, including the House Committee on Energy and Commerce, the House Subcommittee on Oversight and Investigations, and the ranking minority member of the Senate Finance Committee, collectively seeking a combination of witness interviews, documents and information on a variety of issues related to the Merck/Schering-Plough cholesterol joint venture’s ENHANCE clinical trial, the companies’ sale and promotion of VYTORIN, as well as sales of stock by the companies’ corporate officers (including one executive of Schering-Plough who was named in one of the letters, Carrie Cox) since April 2006. These also include several subpoenas from state officials, including State Attorneys General, and requests for information from U.S. Attorneys seeking similar information and documents.

Litigation.  In addition, since mid-January 2008, Schering-Plough has become aware of or been served with litigation, including civil class action lawsuits alleging common law and state consumer fraud claims in connection with Schering-Plough’s sale and promotion of the Merck/Schering-Plough joint-venture products’ VYTORIN and ZETIA; several putative shareholder securities class action lawsuits (where several officers are also named defendants) alleging false and misleading statements and omissions by Schering-Plough and its representatives related to the timing of disclosures concerning the ENHANCE results, allegedly in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934; a putative shareholder securities class action lawsuit (where several officers and directors are also named), alleging material misstatements and omissions related to the ENHANCE results in the offering documents in connection with Schering-Plough’s 2007 securities offerings, allegedly in violation of the Securities Act of 1933, including Section 11; a putative class action suit alleging that Schering-Plough and certain officers breached their fiduciary duties under ERISA and seeking damages in the amount of losses allegedly suffered by the Plans; a Shareholder Derivative Action alleging that the Board of Directors breached its fiduciary obligations relating to the timing of the release of the ENHANCE results; and a letter on behalf of a single shareholder requesting that the Board of Directors investigate the allegations in the litigation described above and, if warranted, bring any appropriate legal action on behalf of Schering-Plough.

Schering-Plough is cooperating fully with the various investigations and responding to the requests for information, and Schering-Plough intends to vigorously defend the lawsuits that have been filed relating to the ENHANCE study.

Patent Challenges Under the Hatch-Waxman Act

Although Schering-Plough does not currently believe any pending Paragraph IV certification proceeding under the Hatch-Waxman Act is material, because there is frequently media and investor interest in such proceedings, Schering-Plough is listing the pending proceedings each quarter. Currently, the following are pending:

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

Schering-Plough’s ability to generate profits and operating cash flow depends largely upon the continued profitability of Schering-Plough’s cholesterol franchise, consisting of VYTORIN and ZETIA. In addition, other key products such as REMICADE, NASONEX, TEMODAR, PEGINTRON, CLARINEX, FOLLISTIM, AVELOX, CLARITIN and NUVARING account for a material portion of revenues. As a result of Schering-Plough’s dependence on key products, any events that adversely affect the markets for these products could have a significant impact on results of operations. These events include loss of patent protection, increased costs associated with manufacturing, generic or OTC availability of Schering-Plough’s product or a competitive product, the discovery of previously unknown side effects, increased competition from the introduction of new, more effective treatments and discontinuation or removal from the market of the product for any reason.

For example, the profitability of Schering-Plough’s cholesterol franchise may be adversely affected by competition from multiple generic cholesterol products. The FDA has held a public meeting to solicit comment on making certain prescription drugs available “behind-the-counter” without a prescription and continues to study this scenario. Although the FDA did not indicate what drugs might be included in this category, if the FDA approved behind-the-counter sales of products that compete with products of Schering-Plough or the Merck/Schering-Plough cholesterol joint venture, such competition could have an adverse result on sales and profitability.

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

A generic manufacturer may file an Abbreviated New Drug Application seeking approval after the expiration of the applicable data exclusivity and alleging that one or more of the patents listed in the innovator’s New Drug Application are invalid, not infringed or unenforceable. This allegation is commonly known as a Paragraph IV certification. The innovator then has the ability to file suit against the generic manufacturer to enforce its patents. Generic manufacturers have used Paragraph IV certifications extensively to challenge patents on a wide array of innovative pharmaceuticals, and it is anticipated that this trend will continue. In recent years, some generic manufacturers have launched generic versions of products before the ultimate resolution of patent litigation (commonly known as “at-risk” product launches). Generic entry may result in the loss of a significant portion of sales or downward pressures on the prices at which Schering-Plough offers formerly patented products. Please refer to “Legal Proceedings” in Schering-Plough’s 2007 10-K/A and subsequent 10-Qs for descriptions of pending intellectual property litigation.

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

The potential for litigation regarding Schering-Plough’s intellectual property rights always exists and may be initiated by third parties attempting to abridge Schering-Plough’s rights. Even if Schering-Plough is ultimately successful in a particular dispute, Schering-Plough may incur substantial costs in defending its patents and other intellectual property rights. See “Patent Challenges Under the Hatch-Waxman Act” in Part II, Item 1, “Legal Proceedings” for a list of current Paragraph IV certifications for Schering-Plough products.

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

In addition to legislation concerning price controls, other trends could adversely affect Schering-Plough’s sales and profit margins. These trends include legislative or regulatory action relating to pharmaceutical pricing and reimbursement, health care reform initiatives and drug importation legislation and involuntary approval of medicines for OTC use. These trends also include non-governmental initiatives and practices such as consolidation among customers, managed care practices and health care costs containment. Increasingly, market approval, reimbursement of products, prescribers’ practices and policies of third-party payors may be influenced by health technology assessments by the National Institute for Health and Clinical Excellence in the UK and other such organizations.

In the U.S., as a result of the government’s efforts to reduce health care expenditures and other payors’ efforts to reduce health care costs, Schering-Plough faces increased pricing pressure as payors continue to seek price discounts with respect to Schering-Plough’s products.

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

With its acquisition of OBS, Schering-Plough acquired products in additional therapeutic areas. Each therapeutic area presents a different risk profile, including different benefits and safety issues that must be balanced by Schering-Plough and the regulators as various research and development and marketing decisions are made; unique product liability risks; different patient and prescriber priorities; and different societal pressures. While adding new therapeutic areas may strengthen the business by increasing sales and profits; making the combined company more relevant to patients and prescribers; and diversifying enterprise risk across more areas, such positives may not outweigh the additional risk in a particular therapeutic area or could result in unanticipated costs that could be material.

Market forces continue to evolve and can impact Schering-Plough’s ability to sell products or the price Schering-Plough can charge for products.

A number of intermediaries are involved between drug manufacturers, such as Schering-Plough, and patients who use the drugs. These intermediaries impact the patient’s ability, and their prescribers’ ability, to choose and pay for a particular drug, which may adversely affect sales of a particular Schering-Plough drug. These intermediaries include health care providers, such as hospitals and clinics; payors and their representatives, such as employers, insurers, managed care organizations and governments; and others in the supply chain, such as pharmacists and wholesalers. Examples include: payors that require a patient to first fail on a generic drug before reimbursing for a more effective, branded product that is more expensive; hospitals that stock and administer only a generic product to in-patients; managed care organizations that may penalize doctors who prescribe outside approved formularies which may not include branded products when a generic is available; and pharmacists who receive larger revenues when they dispense a generic drug over a branded drug. Further, the intermediaries are not required to routinely provide transparent data to patients comparing the effectiveness of generic and branded products or to disclose their own economic benefits that are tied to steering patients toward, or requiring patients to use, generic products rather than branded products.

Government investigations involving Schering-Plough could lead to the commencement of civil and/or criminal proceedings involving the imposition of substantial fines, penalties and injunctive or administrative remedies, including exclusion from government reimbursement programs, which could give rise to other investigations or litigation by government entities or private parties.

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

A number of governmental entities in the U.S. have made inquiries or initiated investigations into the timing and disclosures relating to the ENHANCE clinical trial, as well as the timing of certain stock sales by one executive officer, Carrie Cox. These include several letters from Congress, investigations by state Attorneys General offices, and requests for information from U.S. Attorneys’ Offices.

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

Please refer to “Legal Proceedings” in Item 3 in Schering-Plough’s 2007 10-K/A and Part II, Item 1, “Legal Proceedings,” in this 10-Q for descriptions of significant pending litigation.

Issues concerning the Merck/Schering-Plough Cholesterol Joint Venture’s ENHANCE clinical trial could have a material adverse effect on the joint venture’s sales of VYTORIN and ZETIA, which in turn could have a material adverse impact on Schering-Plough’s financial condition.

See “ENHANCE Matter” in Part II, Item 1, “Legal Proceedings” in this 10-Q for background information about the Merck/Schering-Plough cholesterol join venture’s ENHANCE clinical trial and related matters.

These issues concerning the Merck/Schering-Plough cholesterol joint venture’s ENHANCE clinical trial could have a material adverse effect on the Merck/Schering-Plough cholesterol joint venture’s sales of VYTORIN and ZETIA. There was significant negative media surrounding the release of the ENHANCE results. In the first quarter of 2008, sales of VYTORIN and ZETIA in the U.S. decreased by 5 percent compared to the first quarter of 2007. If sales of these products continue to trend down further or remain at current levels for a prolonged period, Schering-Plough’s results of operations, cash flow, financial position, business and prospects could also be materially adversely affected. In addition, current or future investigations, analysis of the ENHANCE data by various agencies including the FDA, litigation concerning the sale and promotion of these products, or the securities and other class action litigation relating to such matters could, if resolved unfavorably to Schering-Plough or the joint venture, have a material adverse effect on Schering-Plough’s results of operations, cash flow and financial position.

Schering-Plough and third parties acting on its behalf are subject to governmental regulations, and the failure to comply with, as well as the costs of compliance with, these regulations may adversely affect Schering-Plough’s results of operations, cash flow and financial position.

Manufacturing and research practices of Schering-Plough and third parties acting on its behalf must meet stringent regulatory standards and are subject to regular inspections. The cost of regulatory compliance, including that associated with compliance failures, can materially affect Schering-Plough’s results of operations, cash flow and financial position. Failure to comply with regulations, which include pharmacovigilance reporting requirements and standards relating to clinical, laboratory and manufacturing practices, can result in suspension or termination of clinical studies, delays or failure in obtaining the approval of drugs, seizure or recalls of drugs, suspension or revocation of the authority necessary for the production and sale of drugs, withdrawal of approval, fines and other civil or criminal sanctions.

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

Even after a product reaches market, certain developments following regulatory approval, including results in post-marketing Phase IV trials, may decrease demand for Schering-Plough’s products, including the following:

•	the re-review of products that are already marketed;

•	new scientific information and evolution of scientific theories;

•	the recall or loss of marketing approval of products that are already marketed;

•	changing government standards or public expectations regarding safety, efficacy or labeling changes; and

•	greater scrutiny in advertising and promotion.

In the past several years, clinical trials and post-marketing surveillance of certain marketed drugs of competitors within the industry have raised safety concerns that have led to recalls, withdrawals or adverse labeling of marketed products. These situations also have raised concerns among some prescribers and patients relating to the safety or efficacy of pharmaceutical products in general that have negatively affected the sales of such products. In addition, increased scrutiny of the outcomes of clinical trials have led to increased volatility in market reaction.

In addition, following the wake of product withdrawals of other companies and other significant safety issues, health authorities such as the FDA, the European Medicines Agency and the Pharmaceuticals and Medicines Device Agency have increased their focus on safety when assessing the benefit/risk balance of drugs. Some health authorities appear to have become more cautious when making decisions about approvability of new products or indications and are re-reviewing select products that are already marketed, adding further to the uncertainties in the regulatory processes. There is also greater regulatory scrutiny, especially in the U.S., on advertising and promotion and in particular, direct-to-consumer advertising.

If previously unknown side effects are discovered or if there is an increase in negative publicity regarding known side effects of any of Schering-Plough’s products, it could significantly reduce demand for the product or may require Schering-Plough to take actions that could negatively affect sales, including removing the product from the market, restricting its distribution or applying for labeling changes. Further, in the current environment in which all pharmaceutical companies operate, Schering-Plough is at risk for product liability claims for its products.

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

The successful development, testing, manufacturing and commercialization of biologics, particularly human and animal health vaccines, is a long, expensive and uncertain process. There are unique risks and uncertainties with biologics, including:

•	There may be limited access to and supply of normal and diseased tissue samples, cell lines, pathogens, bacteria, viral strains and other biological materials. In addition, government regulations in multiple jurisdictions such as the U.S. and European states within the EU, could result in restricted access to, or transport or use of, such materials. If Schering-Plough loses access to sufficient sources of such materials, or if tighter restrictions are imposed on the use of such materials, Schering-Plough may not be able to conduct research activities as planned and may incur additional development costs.

•	The development, manufacturing and marketing of biologics are subject to regulation by the FDA, the European Medicines Agency and other regulatory bodies. These regulations are often more complex and extensive than the regulations applicable to other pharmaceutical products. For example, in the U.S., a Biologics License Application, including both preclinical and clinical trial data and extensive data regarding the manufacturing procedures, is required for human vaccine candidates and FDA approval for the release of each manufactured lot.

•	Manufacturing biologics, especially in large quantities, is often complex and may require the use of innovative technologies to handle living micro-organisms. Each lot of an approved biologic must undergo thorough testing for identity, strength, quality, purity and potency. Manufacturing biologics requires facilities specifically designed for and validated for this purpose, and sophisticated quality assurance and quality control procedures are necessary. Slight deviations anywhere in the manufacturing process, including filling, labeling, packaging, storage and shipping and quality control and testing, may result in lot failures, product recalls or spoilage. When changes are made to the manufacturing process, Schering-Plough may be required to provide pre-clinical and clinical data showing the comparable identity, strength, quality, purity or potency of the products before and after such changes.

•	Biologics are frequently costly to manufacture because production ingredients are derived from living animal or plant material, and most biologics cannot be made synthetically. In particular, keeping up with the demand for vaccines may be difficult due to the complexity of producing vaccines.

•	The use of biologically derived ingredients can lead to allegations of harm, including infections or allergic reactions, or closure of product facilities due to possible contamination. Any of these events could result in substantial costs.

•	There currently is no process in the U.S. for the submission or approval of generic biologics based upon abbreviated data packages or a showing of sameness to another approved biologic, but there is public dialogue at the FDA and in Congress regarding the scientific and statutory basis upon which such products, known as biosimilars or follow-on biologics, could be approved and marketed in the U.S. Schering-Plough cannot be certain when Congress will create a statutory pathway for the approval of biosimilars, and Schering-Plough cannot predict what impact, if any, the approval of biosimilars would have on the sales of Schering-Plough products in the U.S. In Europe, however, the EMEA has issued guidelines for approving biological products through an abbreviated pathway, and biosimilars have been approved in Europe. If a biosimilar version of one of Schering-Plough’s products were approved in Europe, it could have a negative effect on sales of the product.

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

Schering-Plough is subject to evolving and complex tax laws in the jurisdictions in which it operates. Significant judgment is required for determining Schering-Plough’s tax liabilities, and Schering-Plough’s tax returns are periodically examined by various tax authorities. Schering-Plough believes that its accrual for tax contingencies is adequate for all open years based on past experience, interpretations of tax law, and judgments about potential actions by tax authorities; however, due to the complexity of tax contingencies, the ultimate resolution of any tax matters may result in payments greater or less than amounts accrued.

In addition, Schering-Plough may be impacted by changes in tax laws including tax rate changes, changes to the laws related to the remittance of foreign earnings, new tax laws and revised tax law interpretations in domestic and foreign jurisdictions.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

This table provides information with respect to purchases by Schering-Plough of its common shares during the first quarter of 2008.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
		Average	Part of Publicly	Yet Be Purchased
	Total Number of	Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchased(1)	per Share	Programs	Programs

January 1, 2008 through January 31, 2008	2,607	$24.67	N/A	N/A
February 1, 2008 through February 28, 2008	2,531	$21.91	N/A	N/A
March 1, 2008 through March 31, 2008	4,287	$19.84	N/A	N/A
Total January 1, 2008 through March 31, 2008	9,425	$21.73	N/A	N/A

(1)	All of the shares included in the table above were repurchased pursuant to Schering-Plough’s stock incentive program and represent shares delivered to Schering-Plough by option holders for payment of the exercise price and tax withholding obligations in connection with stock options and stock awards.

Item 6.	Exhibits

Exhibit
Number	Description	Location

3(b)	Amended and Restated By-laws	Incorporated by reference to Exhibit 3.2 to Schering-Plough’s 8-K filed on March 5, 2008
12	Computation of Ratio of Earnings to Fixed Charges	Attached
15	Awareness letter	Attached
31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chairman of the Board and Chief Executive Officer.	Attached
31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification for Executive Vice President and Chief Financial Officer.	Attached
32.1	Sarbanes-Oxley Act of 2002, Section 906 Certification for Chairman of the Board and Chief Executive Officer.	Attached
32.2	Sarbanes-Oxley Act of 2002, Section 906 Certification for Executive Vice President and Chief Financial Officer.	Attached

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHERING-PLOUGH CORPORATION
(Registrant)

By	/s/ Steven H. Koehler
Steven H. Koehler
Vice President and Controller
(Duly Authorized Officer
and Chief Accounting Officer)

Date: May 6, 2008