Form 10-Q
period 2008-06-30
SCHERING PLOUGH CORP
filed 2008-08-01
CIK 310158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

Common Shares Outstanding as of June 30, 2008: 1,625,591,985

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS

(Unaudited)
(Amounts in millions, except per share figures)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Net sales	$4,921	$3,178	$9,577	$6,153

Cost of sales	1,908	977	4,044	1,913
Selling, general and administrative	1,870	1,358	3,547	2,572
Research and development	906	696	1,786	1,403
Other expense/(income), net	134	(16)	229	(62)
Special and acquisition-related charges	94	11	117	12
Equity income	(493)	(490)	(1,010)	(978)

Income before income taxes	502	642	864	1,293
Income tax expense	66	103	138	190

Net income	436	539	726	1,103
Preferred stock dividends	38	22	75	43

Net income available to common shareholders	$398	$517	$651	$1,060

Diluted earnings per common share	$0.24	$0.34	$0.40	$0.70

Basic earnings per common share	$0.25	$0.35	$0.40	$0.71

Dividends per common share	$0.065	$0.065	$0.13	$0.13

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

(Unaudited)
(Amounts in millions)

	Six Months Ended
	June 30,
	2008	2007

Operating Activities:
Net income	$726	$1,103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,419	243
Accrued share-based compensation	118	88
Special and acquisition-related charges and payments	58	(438)
Purchase of derivative currency option	—	(130)
Change in fair value of foreign currency option	—	31
Changes in assets and liabilities:
Accounts receivable	(407)	(293)
Inventories	(112)	(16)
Prepaid expenses and other assets	(14)	(99)
Accounts payable	(21)	106
Other liabilities	(383)	33

Net cash provided by operating activities	1,384	628

Investing Activities:
Capital expenditures	(370)	(275)
Dispositions of property and equipment	31	1
Purchases of short-term investments	—	(1,182)
Maturities of short-term investments	10	3,065
Other, net	—	(11)

Net cash (used for)/provided by investing activities	(329)	1,598

Financing Activities:
Payments of long-term debt	(325)	—
Cash dividends paid to common shareholders	(211)	(179)
Cash dividends paid to preferred shareholders	(75)	(43)
Net change in short-term borrowings	(40)	(10)
Stock option exercises	4	177
Other, net	(2)	(2)

Net cash used for financing activities	(649)	(57)

Effect of exchange rates on cash and cash equivalents	20	18

Net increase in cash and cash equivalents	426	2,187
Cash and cash equivalents, beginning of period	2,279	2,666

Cash and cash equivalents, end of period	$2,705	$4,853

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(Amounts in millions, except per share figures)

	June 30,	December 31,
	2008	2007

ASSETS
Current Assets:
Cash and cash equivalents	$2,705	$2,279
Short-term investments	22	32
Accounts receivable, net	3,381	2,841
Inventories	3,478	4,073
Deferred income taxes	518	349
Prepaid expenses and other current assets	1,262	1,272

Total current assets	11,366	10,846
Property, plant and equipment	10,918	10,354
Less accumulated depreciation	3,728	3,338

Property, net	7,190	7,016
Goodwill	3,064	2,937
Other intangible assets, net	7,098	7,004
Other assets	1,403	1,353

Total assets	$30,121	$29,156

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,787	$1,762
Short-term borrowings and current portion of long-term debt	456	461
Income taxes	464	617
Accrued compensation	799	995
Other accrued liabilities	2,252	2,208

Total current liabilities	5,758	6,043
Long-term Liabilities:
Long-term debt, net of current portion	9,015	9,019
Deferred income taxes	1,793	1,701
Other long-term liabilities	2,201	2,008

Total long-term liabilities	13,009	12,728
Commitments and contingent liabilities (Note 17)
Shareholders’ Equity:
2007 Mandatory convertible preferred shares — $1 par value; $250 per share face value; issued: 10 at June 30, 2008 and December 31, 2007	2,500	2,500
Common shares — authorized shares: 2,400, $.50 par value; issued: 2,117 at June 30, 2008 and 2,111 at December 31, 2007	1,059	1,055
Paid-in capital	4,933	4,815
Retained earnings	8,293	7,856
Accumulated other comprehensive loss	(89)	(534)

Total	16,696	15,692
Less treasury shares: 492 at June 30, 2008 and 490 at December 31, 2007; at cost	5,342	5,307

Total shareholders’ equity	11,354	10,385

Total liabilities and shareholders’ equity	$30,121	$29,156

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

These unaudited Condensed Consolidated Financial Statements of Schering-Plough Corporation and subsidiaries (Schering-Plough), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles have been condensed or omitted pursuant to such SEC rules and regulations. These statements should be read in conjunction with the accounting policies and notes to consolidated financial statements included in Schering-Plough’s 2007 10-K/A.

In the opinion of Schering-Plough’s management, these financial statements reflect all adjustments necessary for a fair presentation of the statements of operations, cash flows and financial position for the interim periods presented.

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

In November 2006, the FASB issued Emerging Issues Task Force (EITF) Issue No. 06-10, “Accounting for Deferred Compensation and Postretirement Benefits Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements,” which became effective for calendar-year companies on January 1, 2008. The Task Force concluded that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either FASB Statement No. 106 or Accounting Principles Board (APB) Opinion No. 12 based on the substantive agreement with the employee. The Task Force also concluded that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The implementation of this standard did not have a material impact on Schering-Plough’s financial statements.

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

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110, which permits entities, under certain circumstances, to continue to use the “simplified” method of estimating the expected term of “plain vanilla” options as discussed in SAB No. 107 and in accordance with FASB SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). The guidance in this release became effective January 1, 2008. The implementation of this standard did not have a material impact on Schering-Plough’s financial statements.

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

In April 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). FSP 142-3 is effective for calendar-year companies beginning January 1, 2009. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Schering-Plough is currently assessing the potential impacts of implementing this standard.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The standard is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Schering-Plough is currently assessing the potential impacts of implementing this standard.

In June 2008, the FASB issued FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share.” The FSP requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The FSP is effective for calendar-year companies beginning January 1, 2009. Schering-Plough is currently assessing the potential impacts of implementing this standard.

2.	ACQUISITION

Schering-Plough acquired Organon BioSciences N.V. (OBS) for a purchase price of approximately Euro 11 billion in cash, or approximately $16.1 billion (including legal and professional fees) on November 19, 2007 (the Acquisition Date). This acquisition added further diversification of marketed human prescription products, including two new therapeutic areas (Women’s Health and Central Nervous System), significant strength in Animal Health products and new research and development projects. The purchase method of accounting was used to account for the transaction in accordance with SFAS No. 141, “Business Combinations.” The operating results of OBS are included in Schering-Plough’s consolidated financial statements for the period subsequent to the Acquisition Date.

A preliminary allocation of the purchase price of OBS was made as of the Acquisition Date. This allocation of the purchase price remains subject to the finalization of Schering-Plough’s management analysis of the fair value of the assets acquired (including assets related to pension plans) and liabilities assumed of OBS as of the Acquisition Date. As of June 30, 2008, the allocation of the purchase price to goodwill has decreased by $32 million as compared to the preliminary allocation as of the Acquisition Date. This adjustment to the preliminary purchase price allocation was primarily related to updated valuations of identifiable intangible assets, property and inventories partially offset by additional acquisition-related liabilities. The final allocation of the purchase price may result in additional adjustments to the recorded amounts of assets and liabilities and may also result in adjustments to depreciation, amortization and acquired in-process research and development. The adjustments arising out of the finalization of the purchase price allocation will not impact cash flows. However, such adjustments could result in material increases or decreases to net income/(loss) available to common shareholders. Further revisions to the purchase price allocation will be made as additional information becomes available. The final allocation is expected to be completed no later than 12 months after the Acquisition Date.

Purchase accounting items of $1.048 billion related to the amortization of inventory, identifiable intangible assets and property, plant and equipment are included in depreciation and amortization in the Statement of Condensed Consolidated Cash Flows for the six months ended June 30, 2008.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The updated preliminary purchase price allocation of acquired identifiable intangible assets, which resulted in a change in total intangible assets acquired of $46 million, is as follows:

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

3.	SPECIAL AND ACQUISITION-RELATED CHARGES

Special and acquisition-related charges are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in millions)

Special and acquisition-related charges	94	11	117	12

The special and acquisition-related costs for the three and six months ended June 30, 2008 included employee termination costs of $77 million and $84 million, respectively. See Note 4, “OBS Integration and Productivity Transformation Program,” for additional information. During the six months ended June 30, 2008, Schering-Plough made cash payments of $59 million for special and acquisition-related activities.

The special and acquisition related costs for the three and six months ended June 30, 2007 were $11 million and $12 million, respectively, comprised of acquisition related charges (integration planning) for the planned OBS acquisition.

During the six months ended June 30, 2007, Schering-Plough made cash payments of $435 million, for the settlement of an investigation by the U.S. Attorney’s Office for the District of Massachusetts involving certain of Schering-Plough’s sales, marketing and clinical trial practices and programs (the Massachusetts Investigation), cash payments of $9 million of employee termination costs related to the 2006 manufacturing streamlining and $6 million related to integration planning.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	OBS INTEGRATION AND PRODUCTIVITY TRANSFORMATION PROGRAM

As part of the preliminary purchase price allocation of the OBS acquisition as of the Acquisition Date, Schering-Plough recorded acquisition-related liabilities of $151 million related to involuntary termination benefits.

In April 2008, Schering-Plough announced a major new program, the Productivity Transformation Program (PTP), which includes the ongoing integration of OBS, and is designed to reduce and avoid costs, and increase productivity. The targeted savings envisioned by this program include those resulting from the previously announced OBS integration synergies.

The following table summarizes the charges, cash payments and liabilities related to PTP, which includes the ongoing integration of OBS, through June 30, 2008:

			Acquisition-
			Related
			Liabilities(c)
	Employee		Employee
	Termination		Termination	Other Exit
	Costs(a)		Costs	Costs
	(Dollars in millions)

Accrued liability at December 31, 2007	$23	(b)	$151	—
Charges	84		—	—
Purchase price allocation items	—		(6)	48
Cash payments	(27)		(64)	(6)

Accrued liability at June 30, 2008	$80		$81	$42

(a)	Recorded to special and acquisition-related charges.

(b)	Represents employee termination costs recorded under SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” in the fourth quarter of 2007.

(c)	Recorded as part of purchase accounting. Included in acquisition-related liabilities at June 30, 2008 are involuntary termination benefits and costs to exit certain activities of OBS.

5.	EQUITY INCOME

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

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ZETIA/EZETROL (ezetimibe) and VYTORIN/INEGY (the combination of ezetimibe/simvastatin) are approved for use in the U.S. and have been launched in many international markets.

Schering-Plough utilizes the equity method of accounting in recording its share of activity from the Merck/Schering-Plough cholesterol joint venture. As such, Schering-Plough’s net sales do not include the sales of the cholesterol joint venture. The cholesterol joint venture agreements provide for the sharing of operating income generated by the cholesterol joint venture based upon percentages that vary by product, sales level and country. In the U.S. market, Schering-Plough receives a greater share of profits on the first $300 million of annual ZETIA sales. Above $300 million of annual ZETIA sales, Merck and Schering-Plough generally share profits equally. Schering-Plough’s allocation of the cholesterol joint venture income is increased by milestones recognized. Further, either company’s share of the cholesterol joint venture’s income from operations is subject to a reduction if that company fails to perform a specified minimum number of physician details in a particular country. The companies agree annually to the minimum number of physician details by country.

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

The allergy/asthma agreements provided for the joint development and marketing by the companies of a once-daily, fixed-combination tablet containing loratadine/montelukast. On April 25, 2008, the Merck/Schering-Plough joint venture received a not-approvable letter from the FDA for the proposed fixed combination of loratadine/montelukast. During the second quarter of 2008 the respiratory joint venture was terminated in accordance with the agreements. This action has no impact on the cholesterol joint venture. As a result of the termination of the respiratory joint venture, Schering- Plough expects to receive payments totaling $105 million from Merck which Schering-Plough will recognize during 2008. During the three and six months ended June 30, 2008, the Merck/Schering-Plough joint venture allocated $64 million of this amount to Schering-Plough, which is included in equity income.

The unaudited financial information below presents summarized combined financial information for the Merck/Schering-Plough cholesterol joint venture for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in millions)

Net sales	$1,153	$1,264	$2,385	$2,432
Cost of sales	51	51	104	101
Income from operations	782	889	1,636	1,685

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts related to physician details, among other expenses, that are invoiced by Schering-Plough and Merck in the U.S., Canada and Puerto Rico are deducted from income from operations of the cholesterol joint venture.

Schering-Plough’s share of the cholesterol joint venture’s income from operations for the three and six months ended June 30, 2008 was $436 million and $895 million, respectively. Included in Schering-Plough’s share of income from operations is income of $64 million for the three and six months ended June 30, 2008 related to the termination of the respiratory joint venture with Merck. For the three and six months ended June 30, 2007, Schering-Plough’s share of the cholesterol joint venture’s income from operations were $436 million and $869 million, respectively. In the U.S. market, Schering-Plough receives a greater share of income from operations on the first $300 million of annual ZETIA sales. As a result, Schering-Plough’s share of the cholesterol joint venture’s income from operations is generally higher in the first quarter than in subsequent quarters.

The following information provides a summary of the components of Schering-Plough’s equity income from the cholesterol joint venture for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in millions)

Schering-Plough’s share of income from operations(a)	$436	$436	$895	$869
Contractual amounts for physician details	61	61	123	123
Elimination of intercompany profit and other, net	(4)	(7)	(8)	(14)

Total equity income from cholesterol joint venture	$493	$490	$1,010	$978

(a)	Included in Schering-Plough’s share of income from operations is income of $64 million for the three and six months ended June 30, 2008 related to the termination of the respiratory joint venture with Merck.

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

During the second quarter of 2008 and 2007, Schering-Plough issued its annual share-based compensation grants, including stock options and deferred stock units. A summary of the options, deferred stock units and performance-based deferred stock units granted during the three and six months ended June 30, 2008 and 2007 is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
		Weighted-		Weighted-		Weighted-		Weighted-
		Average		Average		Average		Average
	Underlying	Grant-Date	Underlying	Grant-Date	Underlying	Grant-Date	Underlying	Grant-Date
Number of Underlying Shares in Thousands	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Stock options	7,747	$6.00	9,792	$8.11	13,584	$5.35	9,974	$8.07
Deferred stock units	4,613	18.87	5,358	31.43	4,708	18.49	5,483	31.26
Performance-based deferred stock units	30	16.57	22	38.77	1,064	19.35	1,397	23.47

Total Awards	12,390		15,172		19,356		16,854

Options become exercisable in equal annual installments over a three-year period. The deferred stock units generally vest at the end of a three-year period from the date they were granted. The performance-based deferred stock units vest at the end of a three-year performance period if specific pre-established levels of performance, market conditions and service are met.

The weighted-average assumptions used in the Black-Scholes option pricing model for the three and six months ended June 30, 2008 and 2007, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Dividend yield	1.1%	1.1%	1.1%	1.1%
Volatility	36.7%	24.8%	31.4%	24.8%
Risk-free interest rate	3.0%	4.6%	2.8%	4.6%
Expected term of options (in years)	4.5	4.5	4.5	4.5

Total compensation expense related to stock options, deferred stock units and performance-based deferred stock units for the three and six months ended June 30, 2008 was $59 million and $119 million, respectively. Total compensation expense related to stock options, deferred stock units and performance-based deferred stock units for the three and six months ended June 30, 2007 was $46 million and $88 million, respectively.

At June 30, 2008, the total remaining unrecognized compensation cost related to the performance-based deferred stock units granted in 2008 amounted to $18 million, which will be amortized over the weighted-average remaining requisite service period of 2.5 years. The remaining unrecognized compensation cost for the performance-based deferred stock units may vary each reporting period based on changes in the expected achievement of performance measures.

Liability Plans

In addition, Schering-Plough has two compensation plans that are classified as liability plans under SFAS 123R. Schering-Plough recognized expense of $14 million and income of $21 million related to these plans for the three and six months ended June 30, 2008, respectively. For the three and six months ended June 30, 2007, Schering-Plough recognized expenses of $20 million and $27 million, respectively.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	OTHER EXPENSE/(INCOME), NET

The components of other expense/(income), net are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in millions)

Interest cost incurred	$145	$44	$288	$86
Less: amount capitalized on construction	(5)	(5)	(10)	(10)

Interest expense	140	39	278	76
Interest income	(17)	(86)	(39)	(167)
Foreign exchange losses/(gains)	11	(3)	7	(2)
Mark-to-market loss on fair value of foreign currency option	—	35	—	31
Other, net	—	(1)	(17)	—

Total other expense/(income), net	$134	$(16)	$229	$(62)

During the six months ended June 30, 2008, Schering-Plough recognized a gain of $17 million ($12 million after tax) on the sale of a manufacturing site, which is included in Other, net.

In March 2007, as part of an overall risk management strategy and in consideration of various preliminary financing scenarios associated with the planned acquisition of OBS, Schering-Plough purchased a Euro-denominated currency option (derivative) for a premium of $130 million. This derivative did not qualify for hedge accounting in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133). Accordingly, the change in fair value of this derivative was recognized in the Statement of Condensed Consolidated Operations. During the three and six months ended June 30, 2007, Schering-Plough recognized mark-to-market losses of $35 million and $31 million, respectively, on this foreign currency option. This derivative was short-term (trading) in nature and did not hedge a specific financing or investing transaction. Accordingly, the cash impacts of this derivative were classified as operating cash flows in the Statement of Condensed Consolidated Cash Flows. This derivative was terminated during the fourth quarter of 2007.

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

The components of net pension expense were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in millions)

Service cost	$55	$32	$108	$63
Interest cost	59	31	118	62
Expected return on plan assets	(60)	(31)	(119)	(62)
Amortization, net	7	9	13	20
Settlement	—	—	—	2

Net pension expense	$61	$41	$120	$85

The components of other post-retirement benefits expense were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in millions)

Service cost	$7	$5	$14	$10
Interest cost	9	7	19	14
Expected return on plan assets	(3)	(3)	(6)	(6)
Amortization, net	1	1	3	2

Net other post-retirement benefits expense	$14	$10	$30	$20

For the three and six months ended June 30, 2008, Schering-Plough contributed $48 million and $96 million, respectively, to its retirement plans. For the three and six months ended June 30, 2007, Schering-Plough contributed $22 million and $39 million, respectively, to its retirement plans. Schering-Plough expects to contribute approximately $119 million to its retirement plans during the remainder of 2008.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	EARNINGS PER COMMON SHARE

The following table reconciles the components of basic and diluted earnings per common share computations (EPS):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars and shares in millions)

EPS Numerator:
Net income available to common shareholders	$398	$517	$651	$1,060
Add: Dilutive 2004 preferred stock dividends	—	22	—	43

Diluted EPS numerator	$398	$539	$651	$1,103

EPS Denominator:
Weighted-average shares outstanding for basic EPS	1,624	1,494	1,623	1,491
Dilutive effect of options and deferred stock units	8	28	12	23
Dilutive effect of 2004 preferred shares	—	65	—	65

Weighted-average shares outstanding for diluted EPS	1,632	1,587	1,635	1,579

Diluted EPS for the three and six months ended June 30, 2008 is calculated based on net income available to common shareholders of $398 million and $651 million, respectively, and weighted-average diluted shares outstanding of 1.632 billion and 1.635 billion, respectively. For the three and six months ended June 30, 2007, Schering-Plough’s 2004 mandatory convertible preferred stock was dilutive under accounting rules. As such, diluted EPS for both periods is calculated based on net income of $539 million and $1.103 billion, respectively, and weighted-average diluted shares outstanding of 1.587 billion and 1.579 billion, respectively.

During the third quarter of 2007, Schering-Plough’s 2004 mandatory convertible preferred stock converted into 65 million common shares. These common shares are included in the weighted-average shares calculation for the periods after conversion.

For the three months ended June 30, 2008 and 2007, 65 million and 39 million, respectively, of equivalent common shares issuable under Schering-Plough’s stock incentive plans were excluded from the computation of diluted EPS because their effect would have been antidilutive. For the six months ended June 30, 2008 and 2007, 53 million and 34 million, respectively, of equivalent common shares issuable under Schering-Plough’s stock incentive plans were excluded from the computation of diluted EPS because their effect would have been antidilutive.

For the three and six months ended June 30, 2008, approximately 91 million common shares obtainable upon conversion of Schering-Plough’s 2007 mandatory convertible preferred stock were excluded from the computation of diluted EPS because their effect would have been antidilutive. For the three and six months ended June 30, 2007, approximately 65 million common shares obtainable upon conversion of the preferred stock were dilutive to EPS and were therefore included in the computation of diluted EPS.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	COMPREHENSIVE INCOME

Comprehensive income is comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(Dollars in millions)

Net income	$436	$539	$726	$1,103
Foreign currency translation adjustment	(1)	39	450	58
Change in measurement date for pension and other post-retirement liabilities	—	—	—	3
Mark-to-market gain on derivative instrument	—	35	—	35
Unrealized gain (loss) on investments available for sale	4	4	(5)	3

Total comprehensive income	$439	$617	$1,171	$1,202

Comprehensive income for the three and six months ended June 30, 2007 includes a mark-to-market gain of $35 million related to a series of three interest rate swaps. The objective of the swaps was to hedge the interest rate payments to be made on future issuances of debt. As such, the swaps were designated as cash flow hedges of future interest payments, and in accordance with SFAS 133, the effective portion of the gains or losses on the hedges were reported in other comprehensive income and any ineffective portion was reported in operations. As a result of the Euro-denominated debt issuances during 2007, portions of the swaps were deemed ineffective and Schering-Plough recognized a $7 million loss in the Statement of Consolidated Operations during the fourth quarter of 2007. The effective portion of the swaps of $12 million was recorded in other comprehensive income during the fourth quarter of 2007 and is being recognized as interest expense over the life of the related debt. The cash flows related to these interest rate swaps were classified as operating cash flows in the Statement of Consolidated Cash Flows. As of June 30, 2008 and December 31, 2007, there were no open interest rate swaps.

12.	INVENTORIES

Inventories consisted of the following:

	June 30,	December 31,
	2008	2007
	(Dollars in millions)

Finished products	$1,378	$1,823
Goods in process	1,632	1,729
Raw materials and supplies	668	617

Total inventories and inventory classified in other non-current assets	$3,678	$4,169

The overall decrease in total inventories was primarily due to the amortization of the fair value step-up recorded as part of the OBS acquisition.

Included in Other assets (non-current) at June 30, 2008 and December 31, 2007 was $200 million and $96 million, respectively, of inventory not expected to be sold within one year.

13.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill at June 30, 2008 and December 31, 2007 was $3.1 billion and $2.9 billion, respectively. The increase at June 30, 2008 as compared to December 31, 2007 was due to foreign currency translation, partially

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

offset by a decrease of $32 million due to adjustments to the preliminary purchase price allocation for the OBS acquisition. See Note 2, “Acquisition.”

The components of other intangible assets, net are as follows:

	June 30, 2008			December 31, 2007
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
	(Dollars in millions)

Patents and licenses	$4,269	$262	$4,007	$4,050	$55	$3,995
Trademarks and other	3,006	121	2,885	2,851	67	2,784
Licenses and other	778	572	206	740	515	225

Total other intangible assets	$8,053	$955	$7,098	$7,641	$637	$7,004

These intangible assets are amortized on the straight-line method over their respective useful lives. The residual value of intangible assets is estimated to be zero. Amortization expense for the three months ended June 30, 2008 and 2007 was $148 million and $11 million, respectively, and $291 million and $21 million for the six months ended June 30, 2008 and 2007, respectively. Annual amortization expenses related to these intangible assets for the years 2008 to 2013 is expected to be approximately $580 million.

14.	BORROWINGS

Schering-Plough’s outstanding borrowings at June 30, 2008 and December 31, 2007 were as follows:

	June 30,	December 31,
	2008	2007
	(Dollars in millions)

Short-term
Commercial paper	$149	$149
Other short-term borrowings and current portion of long-term debt	306	310
Current portion of capital leases	1	2

Total short-term borrowings and current portion of long-term debt	$456	$461

Long-term
5.00% senior unsecured Euro-denominated notes due 2010	$788	$736
Floating rate Euro-denominated term loan due 2012	1,419	1,619
5.30% senior unsecured notes due 2013	1,247	1,247
5.375% senior unsecured Euro-denominated notes due 2014	2,362	2,205
6.00% senior unsecured notes due 2017	995	995
6.50% senior unsecured notes due 2033	1,143	1,143
6.55% senior unsecured notes due 2037	994	994
Capital leases	23	24
Other long-term borrowings	44	56

Total long-term borrowings, net of current portion	$9,015	$9,019

The decrease in the Floating rate Euro-denominated term loan due 2012 was due to an early principal repayment of Euro 200 million ($310 million) made in May 2008, offset by the impact of foreign currency translation. No prepayment penalty was incurred relating to this principal repayment. The other changes in

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding Euro-denominated borrowings at June 30, 2008 were due to foreign currency translation on Euro-denominated debt balances.

15.	FAIR VALUE MEASUREMENTS

Schering-Plough’s Condensed Consolidated Balance Sheet at June 30, 2008 includes the following assets and liabilities that are measured at fair value on a recurring basis:

		Quoted Prices
		in Active Markets
	Total	for Identical	Significant	Significant
	Fair Value at	Assets and	Other Observable	Unobservable
	June 30,	Liabilities	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
	(Dollars in millions)

Assets
Securities held for employee compensation	$141	$141	$—	$—
Other	18	7	11	—

Total assets	$159	$148	$11	$—

Liabilities
Employee compensation-related obligations	$177	$177	$—	$—
Other	1	—	1	—

Total liabilities	$178	$177	$1	$—

The majority of Schering-Plough’s assets and liabilities measured at fair value on a recurring basis are measured using unadjusted quoted prices in active markets for identical items (Level 1) as inputs, multiplied by the number of units held at the balance sheet date. As of June 30, 2008, assets and liabilities with fair values measured using significant other observable inputs (Level 2) include measurements using quoted prices for identical items in markets that are not active and measurements using inputs that are derived principally from or corroborated by observable market data.

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

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net sales by segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in millions)

Human Prescription Pharmaceuticals	$3,702	$2,520	$7,259	$4,918
Animal Health	818	264	1,540	496
Consumer Health Care	401	394	778	739

Consolidated net sales	$4,921	$3,178	$9,577	$6,153

Net sales for the three and six months ended June 30, 2008 includes the net sales of OBS products acquired on November 19, 2007.

Profit by segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008(1)	2007	2008(1)	2007
	(Dollars in millions)

Human Prescription Pharmaceuticals	$746	$588	$1,260	$1,139
Animal Health	4	28	(82)	46
Consumer Health Care	63	95	169	207
Corporate and other(2)	(311)	(69)	(483)	(99)

Income before income taxes	$502	$642	$864	$1,293

(1)	For the three months ended June 30, 2008, the Human Prescription Pharmaceuticals and the Animal Health segments’ profits include expense of $171 million and $186 million, respectively, related to purchase accounting items from the OBS transaction. For the six months ended June 30, 2008, the Human Prescription Pharmaceuticals segment’s profit and the Animal Health segment’s loss includes expense of $603 million and $445 million, respectively, related to purchase accounting items from the OBS transaction.

(2)	For the three and six months ended June 30, 2008, “Corporate and other” included special and acquisition related charges of $94 million and $117 million, respectively, related to the Productivity Transformation Program, which includes the ongoing integration of OBS (see Note 4, “OBS Integration and Productivity Transformation Program,” for additional information). For the three and six months ended June 30, 2007, $11 million and $12 million, respectively, of acquisition related charges (integration planning) for the planned OBS acquisition is included in “Corporate and other”.

Schering-Plough’s consolidated net sales do not include sales of VYTORIN and ZETIA, which are managed in the cholesterol joint venture with Merck, as Schering-Plough accounts for this joint venture under the equity method of accounting (see Note 5, “Equity Income,” for additional information). The Human Prescription Pharmaceuticals segment includes equity income from the Merck/Schering-Plough joint venture.

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

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales of products comprising 10 percent or more of Schering-Plough’s U.S. or international sales for the three and six months ended June 30, 2008, were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2008		June 30, 2008
		Percentage of		Percentage of
	Amount	Applicable Sales	Amount	Applicable Sales
	(Dollars in millions)	(%)	(Dollars in millions)	(%)

U.S.
NASONEX	$166	12	$338	12
International
REMICADE	557	16	1,064	16

For the three and six months ended June 30, 2008, net sales outside the U.S. totaled $3.5 billion and $6.7 billion, respectively. This approximated 70 percent of consolidated net sales for both periods.

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

Except for the matters discussed in the remainder of this Note, the recorded liabilities for contingencies at June 30, 2008, and the related expenses incurred during the three and six months ended June 30, 2008, were not material. In the opinion of management, based on the advice of legal counsel, the ultimate outcome of these matters, except matters discussed in the remainder of this Note, will not have a material impact on Schering-Plough’s consolidated results of operations, cash flows or financial condition.

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

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Please refer to “Legal Proceedings” in Item 3 in Schering-Plough’s 2007 10-K/A and Part II, Item 1, “Legal Proceedings,” in this 10-Q for additional information. Also see Part II, OTHER INFORMATION, “Recent Cholesterol Clinical Trials,” for information about another clinical trial relating to VYTORIN, SEAS.

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

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notice of pendency of the class action was sent to members of that class in July 2007. Discovery has been completed, and motions for summary judgment have been briefed and are pending.

ERISA Litigation

On March 31, 2003, Schering-Plough was served with a putative class action complaint filed in the U.S. District Court in New Jersey alleging that Schering-Plough, retired Chairman, CEO and President Richard Jay Kogan, Schering-Plough’s Employee Savings Plan (Plan) administrator, several current and former directors, and certain former corporate officers breached their fiduciary obligations to certain participants in the Plan. The complaint seeks damages in the amount of losses allegedly suffered by the Plan. The complaint was dismissed on June 29, 2004. The plaintiffs appealed. On August 19, 2005 the U.S. Court of Appeals for the Third Circuit reversed the dismissal by the District Court and the matter has been remanded back to the District Court for further proceedings.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Schering-Plough Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Schering-Plough Corporation and subsidiaries (the “Company”) as of June 30, 2008, and the related statements of condensed consolidated operations for the three and six-month periods ended June 30, 2008 and 2007, and the statements of condensed consolidated cash flows for the six-month periods ended June 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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
July 31, 2008

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

Strategy — Focused on Science

In 2003, soon after Fred Hassan was elected as Chairman of the Board and Chief Executive Officer of Schering-Plough Corporation, he initiated a six-to-eight year strategic plan, called the Action Agenda. A key component of the Action Agenda is applying science to meet unmet medical needs. A core strategy of Schering-Plough is to invest substantial funds in scientific research with the goal of creating therapies and treatments that address important unmet medical needs and also have commercial value. Consistent with this core strategy, Schering-Plough is increasing its investment in research and development. Schering-Plough has been successful in advancing the pipeline and has several late-stage projects that will require sizable resources to complete. As Schering-Plough continues to develop the later-phase pipeline compounds (e.g., golimumab, sugammadex, thrombin receptor antagonist, vicriviroc, boceprevir and asenapine), it anticipates higher spending on clinical trial activities. Schering-Plough’s progressing early pipeline includes drug candidates across a wide range of therapeutic areas.

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

Currently, Schering-Plough continues work in the fourth of five phases of the Action Agenda. During the fourth, or Build the Base phase, Schering-Plough continues to focus on its strategy of value creation across a broad front. Over the past four years, sales of Schering-Plough pharmaceutical products across an array of therapeutic areas showed strong growth compared to prior periods and other pharmaceutical companies. Schering-Plough’s pharmaceutical sales and marketing activities expanded geographically, including into Brazil, China and Russia. This geographic diversity adds to growth and makes performance less sensitive to any one geographic area. The strategic Organon BioSciences N.V. (OBS) acquisition was closed in November 2007 and significant integration activities continue. The OBS acquisition added further diversification of marketed products, including two new therapeutic areas (Women’s Health and Central Nervous System); key pipeline projects; significant strength in the Animal Health products and pipeline; and significant talent, including in key research and development functions.

As part of the Action Agenda, Schering-Plough continues to work to enhance infrastructure, upgrade processes and systems and strengthen talent. While these efforts are being implemented on a companywide basis, Schering-Plough is focusing especially on research and development to support Schering-Plough’s science-based business.

The pharmaceutical industry is under increasing political and regulatory pressure, particularly in the United States and Schering-Plough and the Merck/Schering-Plough cholesterol joint venture have encountered specific challenges during 2008, as explained in more detail in Part II, OTHER INFORMATION, “Recent Cholesterol Clinical Trials.”

The strength Schering-Plough built during the earlier phases of the Action Agenda, including the diversified group of products, customer segments, and geographic areas, as well as its highly experienced executive team, will be helpful in weathering current and future challenges, including those relating to the Merck/Schering-Plough cholesterol joint venture.

Regarding challenges in regard to the recent cholesterol clinical trials, Schering-Plough’s strategy is centered on emphasizing the science around high LDL cholesterol (low-density lipoprotein, often known as “bad cholesterol”), which medical experts and health advisory groups have long recognized as a significant cardiovascular risk factor and recommended increasingly aggressive treatment of high cholesterol for certain patients. Lowering LDL cholesterol, along with a healthy diet and lifestyle changes, remains the cornerstone of lipid treatment for patients at risk for heart disease. Clinical studies have demonstrated that VYTORIN lowers patients’ LDL cholesterol more than rosuvastatin, atorvastatin and simvastatin at the doses studied and was able to get more patients to the LDL cholesterol goals identified by the National Cholesterol Education Program, Adult Treatment Panel III (ATP III) guidelines. The ENHANCE and Simvastatin and Ezetimibe in Aortic Stenosis (SEAS) clinical trials also demonstrated superior LDL cholesterol lowering with VYTORIN compared to simvastatin (ENHANCE) and placebo (SEAS). See “Outlook” for the current perspective on the effects of these challenges on Schering-Plough’s business.

In April 2008, Schering-Plough announced the Productivity Transformation Program (PTP). The goal of this program, which includes the ongoing integration of OBS, is to create a leaner, stronger company to support Schering-Plough’s goal of building long-term high performance despite the current challenging pharmaceutical industry environment and the particular challenges facing Schering-Plough. This program targets savings of $1.5 billion on an annualized basis by 2012 and is designed to reduce and avoid costs, while increasing productivity. Of the total targeted savings, approximately $1.25 billion are anticipated to be accomplished by the end of 2010 with the balance achieved by 2012. The targeted savings envisioned by this program include those resulting from the previously announced OBS integration synergies. Beyond this program, Schering-Plough anticipates investing in new high priority clinical trials, the pursuit of strategic opportunities, including product launches and anticipates natural cost growth. Approximately 1,100 positions have been eliminated through June 30, 2008.

Results and Highlights for the three and six months ended June 30, 2008:

•	Schering-Plough’s net sales for the three months ended June 30, 2008 were $4.9 billion, an increase of $1.7 billion, or 55 percent, as compared to the three months ended June 30, 2007. The increase was primarily due to the contribution of the OBS businesses during 2008. Net income available to common shareholders for the three months ended June 30, 2008 was $398 million, as compared to $517 million in the three months ended June 30, 2007.

•	Schering-Plough’s net sales for the six months ended June 30, 2008 were $9.6 billion, an increase of $3.4 billion, or 56 percent, as compared to the six months ended June 30, 2007. The increase was primarily due to the contribution of the OBS businesses during 2008. Net income available to common shareholders for the six months ended June 30, 2008 was $651 million, as compared to $1.1 billion in the six months ended June 30, 2007.

•	For the three and six months ended June 30, 2008, net sales outside the U.S. totaled $3.5 billion and $6.7 billion, respectively. This approximated 70 percent of consolidated net sales for both periods.

•	Increased sales in the six months ended June 30, 2008, of pharmaceutical products such as REMICADE and TEMODAR as well as increased sales in the Animal Health segment contributed favorably to Schering-Plough’s overall operating results.

•	Global combined net sales of Schering-Plough’s cholesterol franchise products, VYTORIN and ZETIA, managed by the cholesterol joint venture with Merck & Company, Inc. (Merck) decreased 2 percent during the first six months of 2008 as compared to the first six months of 2007. Combined net sales of the products VYTORIN and ZETIA in the U.S. decreased 16 percent during the first six months of 2008 as compared to the first six months of 2007.

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

The cholesterol-reduction market is the single largest pharmaceutical category in the world. VYTORIN and ZETIA are competing in this market. Global total combined sales of VYTORIN and ZETIA for the three and six months ended June 30, 2008, decreased 10 percent and 2 percent, respectively, as compared to the three and six months ended June 30, 2007. During the three and six months ended June 30, 2008, total combined sales of VYTORIN and ZETIA outside the U.S. increased 37 percent and 41 percent, respectively, as compared to the three and six months ended June 30, 2007. During the three and six months ended June 30, 2008, total combined sales of VYTORIN and ZETIA in the U.S. declined 26 percent and 16 percent, respectively, as compared to the three and six months ended June 30, 2007. As of June 2008, total combined prescription share for VYTORIN and ZETIA in the U.S. was down approximately five market share points versus December 2007 from 16.9 percent to 12.1 percent. Media reaction to the release of the results of the ENHANCE clinical trial in early 2008 led some commentators to call for the use of other products, rather than VYTORIN and ZETIA. Continued reductions in the sales and/or market share of Schering-Plough’s cholesterol franchise would have a significant impact on Schering-Plough’s consolidated results of operations and cash flows. In the past, Schering-Plough’s profitability has been largely dependent upon the performance of the cholesterol franchise; while performance of the cholesterol franchise is still material to Schering-Plough, as the product diversity has become stronger (through the OBS acquisition as well as development of other Schering-Plough products) the dependence on the cholesterol franchise is lessening.

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

License Arrangements with Centocor

REMICADE is prescribed for the treatment of inflammatory diseases such as rheumatoid arthritis, early rheumatoid arthritis, psoriatic arthritis, Crohn’s disease, ankylosing spondylitis, plaque psoriasis and ulcerative colitis. REMICADE is Schering-Plough’s second largest marketed pharmaceutical product line (after the cholesterol franchise). REMICADE is licensed from and manufactured by Centocor, Inc., a Johnson & Johnson company. During 2005, Schering-Plough exercised an option under its contract with Centocor for license rights to develop and commercialize golimumab, a fully human monoclonal antibody which has been filed for approval in Europe. Schering-Plough has exclusive marketing rights to both products outside the U.S., Japan and certain Asian markets. In December 2007, Schering-Plough and Centocor revised their distribution agreement regarding the development, commercialization and distribution of both REMICADE and golimumab, extending Schering-Plough’s rights to exclusively market REMICADE to match the duration of Schering-Plough’s exclusive marketing rights for golimumab. Effective upon regulatory approval of golimumab in the EU, Schering-Plough’s marketing rights for both products will now extend for 15 years after the first commercial sale of golimumab within the EU. Centocor will receive a progressively increased share of profits on Schering-Plough’s distribution of both products in the Schering-Plough marketing territory between 2010 and 2014, and the share of profits will remain fixed thereafter for the remainder of the term. The changes to the duration of REMICADE marketing rights and the profit sharing arrangement for the products are all conditioned on approval of golimumab being granted prior to September 1, 2014. Schering-Plough may independently develop and market golimumab for a Crohn’s disease indication in its territories, with an option for Centocor to participate. In addition, Schering-Plough and Centocor agreed to utilize an autoinjector device in the commercialization of golimumab and further agreed to share its development costs.

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

Schering-Plough continually reviews the business, including manufacturing operations, to identify actions that will enhance long-term competitiveness. However, Schering-Plough’s manufacturing cost base is relatively fixed, and actions to significantly reduce Schering-Plough’s manufacturing infrastructure, including specific reviews of Schering-Plough’s manufacturing operations that will be made as part of PTP involve complex issues. As a result, shifting products between manufacturing plants can take many years due to construction and regulatory requirements, including revalidation and registration requirements. Future events and decisions may lead to asset impairments or related costs.

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

The impact of purchase accounting, based on a preliminary valuation, resulted in the following non-cash pre-tax items during the three and six months ended June 30, 2008:

•	Amortization of inventory adjusted to fair value, which totaled approximately $1.1 billion, will be charged to cost of sales over an approximate one-year period from the acquisition date ($211 million and $762 million for the three and six months ended June 30, 2008, respectively).

•	Amortization of acquired intangible assets adjusted to fair value, which totaled $6.8 billion will be amortized over a weighted-average life of 15 years to cost of sales ($138 million and $270 million for the three and six months ended June 30, 2008, respectively).

•	Incremental depreciation relating to the adjustment in fair value on property, plant and equipment of $896 million that will be depreciated over the lives of the applicable plant and equipment primarily to cost of sales ($8 million and $16 million for the three and six months ended June 30, 2008, respectively).

DISCUSSION OF OPERATING RESULTS

The results of operations for the three and six months ended June 30, 2008 discussed below include OBS’ product sales and expenses as well as certain non-cash items relating to purchase accounting associated with the OBS acquisition.

Net Sales

A significant portion of net sales is made to major pharmaceutical and health care product distributors and major retail chains in the U.S. Consequently, net sales and quarterly growth comparisons may be affected by fluctuations in the buying patterns of major distributors, retail chains and other trade buyers. These fluctuations may result from seasonality; pricing; wholesaler, retail and trade buying decisions; changes in overall demand factors or other factors. In addition to these fluctuations, sales of many pharmaceutical products in the U.S. are subject to increased pricing pressure from managed care groups, institutions, government agencies, and other groups seeking discounts. Schering-Plough and other pharmaceutical manufacturers in the U.S. market are also required to provide statutorily defined rebates to various government agencies in order to participate in the Medicaid program, veterans’ health care programs and other government-funded programs. The Medicare Prescription Drug Improvement and Modernization Act of 2003 contains a prescription drug benefit for individuals who are eligible for Medicare and has resulted in increased use of generics and increased purchasing power of those negotiating on behalf of Medicare recipients. In most international markets, Schering-Plough operates in an environment where governments have mandated cost-containment programs, placed restrictions on physician prescription levels and patient reimbursements, emphasized greater use of generic drugs and enacted across-the-board price cuts as methods to control costs.

Consolidated net sales for the three months ended June 30, 2008 totaled $4.9 billion, an increase of $1.7 billion or 55 percent compared with the same period in 2007, including an estimated impact of 7.6 percent from foreign exchange on stand-alone Schering-Plough net sales. For the six months ended June 30, 2008, consolidated net sales totaled $9.6 billion, an increase of $3.4 billion or 56 percent as compared to the same period in 2007, including an estimated impact of 7.4 percent from foreign exchange on stand-alone Schering-Plough net sales. The impact of currency is more pronounced on products and businesses that are concentrated in Europe.

Consolidated net sales for the three and six months ended June 30, 2008 included $1.4 billion and $2.8 billion of net sales of OBS products. The increase in net sales also reflects the growth in sales volumes of REMICADE and TEMODAR as well as Animal Health and Consumer Health Care products.

For the three and six months ended June 30, 2008, net sales outside the U.S. totaled $3.5 billion and $6.7 billion, respectively. Net sales outside the U.S. approximated 70 percent of consolidated net sales for both periods.

Net sales for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Increase			Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
	(Dollars in millions)		(%)			(%)
				(Dollars in millions)

PRESCRIPTION PHARMACEUTICALS	$3,702	$2,520	47%	$7,259	$4,918	48%
REMICADE	557	394	41%	1,064	767	39%
NASONEX	311	295	6%	618	579	7%
TEMODAR	251	216	16%	487	412	18%
CLARINEX/AERIUS	240	250	(4%)	454	455	—
PEGINTRON	229	234	(2%)	454	451	1%
FOLLISTIM/PUREGON	162	—	—	308	—	—
NUVARING	116	—	—	212	—	—
CLARITIN Rx	111	102	8%	239	214	11%
INTEGRILIN	78	78	—	152	163	(7%)
CAELYX	78	65	20%	152	127	20%
REBETOL	70	74	(5%)	130	146	(11%)
ZEMURON	67	—	—	130	—	—
AVELOX	67	75	(12%)	209	191	10%
REMERON	61	—	—	129	—	—
Other Pharmaceutical	1,304	737	77%	2,521	1,413	78%
ANIMAL HEALTH	818	264	210%	1,540	496	211%
CONSUMER HEALTH CARE	401	394	2%	778	739	5%
OTC	181	182	(1%)	389	359	8%
OTC CLARITIN	120	137	(12%)	258	264	(2%)
MIRALAX	28	6	N/M	54	14	N/M
Other OTC	33	39	(16%)	77	81	(5%)
Foot Care	105	102	3%	190	180	5%
Sun Care	115	110	5%	199	200	(1%)

CONSOLIDATED NET SALES	$4,921	$3,178	55%	$9,577	$6,153	56%

N/M — Not a meaningful percentage.

Sales of Human Prescription Pharmaceuticals in the second quarter of 2008 totaled $3.7 billion, a $1.2 billion or 47 percent increase as compared to the second quarter of 2007. Included in the second quarter of 2008 was $921 million of net sales related to the prescription pharmaceuticals sales of OBS. Excluding sales of OBS prescription pharmaceuticals, net sales of Human Prescription Pharmaceuticals declined 7 percent in the U.S in the second quarter.

Sales of Human Prescription Pharmaceuticals for the six months ended June 30, 2008 totaled $7.3 billion, a $2.3 billion or 48 percent increase as compared to the six months ended June 30, 2007. Included in the six month sales amounts in 2008 was $1.8 billion of net sales related to the prescription pharmaceutical sales of OBS. Excluding sales of OBS prescription pharmaceuticals, net sales of Human Prescription Pharmaceuticals declined 5 percent in the U.S in the six months ended June 30, 2008.

International net sales of REMICADE, for the treatment of immune-mediated inflammatory disorders such as rheumatoid arthritis, early rheumatoid arthritis, ankylosing spondylitis, psoriatic arthritis, plaque psoriasis, Crohn’s disease, pediatric Crohn’s disease and ulcerative colitis, were up $163 million or 41 percent to $557 million in the second quarter of 2008 and $297 million or 39 percent to $1.1 billion for the first six months of 2008, driven by continued market growth, expanded use and a favorable impact from foreign exchange. Competitive products for the indications referred to above were introduced during 2007 and 2008.

Global net sales of NASONEX Nasal Spray, an inhaled nasal corticosteroid for allergies, rose $16 million or 6 percent to $311 million in the second quarter of 2008 and $39 million or 7 percent to $618 million for the first six months of 2008, due to increased sales in international markets, partially offset by a decline in sales in the United States. Competitive products were introduced in 2007 and 2008.

Global net sales of TEMODAR Capsules, a treatment for certain types of brain tumors, increased $35 million or 16 percent to $251 million in the second quarter of 2008 and $75 million or 18 percent to $487 million for the first six months of 2008 due to increased demand across most geographic regions.

Global net sales of CLARINEX (marketed as AERIUS in many countries outside the U.S.), a non-sedating antihistamine for the treatment of seasonal outdoor allergies and year-round indoor allergies, decreased 4 percent to $240 million in the second quarter of 2008 and decreased $1 million to $454 million for the first six months of 2008 primarily due to lower sales in the United States.

Global net sales of PEGINTRON, for treating hepatitis C, decreased 2 percent to $229 million in the second quarter of 2008. For the first six months of 2008, PEGINTRON increased 1 percent to $454 million due to higher sales in Latin America, emerging markets across Europe and a favorable impact from foreign exchange, tempered by lower sales in Japan and the U.S.

Global net sales of FOLLISTIM/PUREGON, a recombinant follicle-stimulating hormone for treating infertility, were $162 million in the second quarter of 2008 and $308 million for the six months ended June 30, 2008. FOLLISTIM/PUREGON was obtained as part of the OBS acquisition.

Global net sales of NUVARING, a contraception product, were $116 million in the second quarter of 2008 and $212 million for the six months ended June 30, 2008. NUVARING was obtained as part of the OBS acquisition.

International net sales of prescription CLARITIN increased 8 percent to $111 million in the second quarter of 2008 and increased 11 percent to $239 million for the first six months of 2008, as a result of favorable foreign exchange and increased sales in Japan.

Global net sales of INTEGRILIN Injection, a glycoprotein platelet aggregation inhibitor for the treatment of patients with acute coronary syndrome, which is sold primarily in the U.S. by Schering-Plough, was $78 million for both the second quarter of 2008 and 2007. Global net sales of INTEGRILIN decreased 7 percent to $152 million for the first six months of 2008 due to a decrease in U.S. market size.

International net sales of CAELYX, for the treatment of ovarian cancer, metastatic breast cancer and Kaposi’s sarcoma, increased 20 percent to $78 million in the second quarter of 2008 and 20 percent to $152 million for the first six months of 2008, due to higher sales across Europe.

Global net sales of REBETOL Capsules, for use in combination with PEGINTRON or INTRON A for treating hepatitis C, decreased 5 percent to $70 million in the second quarter of 2008 and 11 percent to $130 million in the first six months of 2008 due to continued lower sales in Japan.

Global net sales of ZEMURON, a muscle relaxant used in surgical procedures, were $67 million in the second quarter of 2008 and $130 million in the first six months of 2008. ZEMURON was obtained as part of the OBS acquisition. ZEMURON will lose patent exclusivity in the U.S. in 2008 and in the EU in 2009.

Net sales of AVELOX, a fluoroquinolone antibiotic for the treatment of certain respiratory and skin infections, sold primarily in the U.S. by Schering-Plough as a result of its license agreement with Bayer, decreased 12 percent to $67 million in the second quarter of 2008 primarily reflecting a weaker respiratory tract infection season. Net sales of AVELOX for the first six months of 2008 increased 10 percent to $209 million primarily as a result of increased market share tempered by market decline.

Global net sales of REMERON, an antidepressant, were $61 million in the second quarter of 2008 and $129 million in the first six months of 2008. REMERON was obtained as part of the OBS acquisition.

Other pharmaceutical net sales include a large number of lower sales volume prescription pharmaceutical products and included $515 million and $1.0 billion of net sales of the human health segment of OBS for the second quarter and the first six months of 2008, respectively. Several of these products are sold in limited markets outside the U.S., and many are multiple source products no longer protected by patents. These products include treatments for respiratory, cardiovascular, dermatological, infectious, oncological and other diseases.

Global net sales of Animal Health products increased 210 percent in the second quarter of 2008 to $818 million and 211 percent to $1.5 billion for the first six months of 2008. Included in global Animal Health net sales was $526 million and $980 million of the animal health segment of OBS for the second quarter of 2008 and the first six months of 2008, respectively. Sales benefited from solid growth in all geographic regions, including in Europe where Schering-Plough recently launched a vaccine for bluetongue disease (Bovilis BTV8). Bluetongue disease is a devastating disease of cattle and sheep caused by a virus which was first identified in Northern Europe in 2006. The newly combined animal health organization also achieved sales growth in products for cattle and poultry. Animal Health sales also benefited from foreign exchange. The Animal Health segment’s sales growth rate is impacted by intense competition and frequent introductions of generic products. In April 2008, Schering-Plough announced the planned divestiture of certain animal health products in connection with conditions set forth by the European Commission as part of the acquisition of Intervet. Net sales of the planned divested products have not been material.

Global net sales of Consumer Health Care products, which include OTC, foot care and sun care products, increased 2 percent to $401 million in the second quarter of 2008. The increase in the second quarter of 2008 was mainly due to higher sales of MiraLAX, which was launched in February 2007 as the first Rx-to-OTC switch in the laxative category in more than 30 years, partially offset by lower sales of OTC CLARITIN, due to a less severe allergy season and increased competition. Global net sales of Consumer Health Care products for the first six months of 2008 increased 5 percent to $778 million. This growth was primarily due to sales of MiraLAX and foot care products partially offset by lower sales of OTC CLARITIN. OTC CLARITIN will continue to face competition from a cetirizine allergy product and other store brands. Future sales in the Consumer Health Care segment are difficult to predict because the consumer health care market is highly competitive, with heavy advertising to consumers and frequent competitive product introductions.

Costs, Expenses and Equity Income

A summary of costs, expenses and equity income for the three and six months ended June 30, 2007 and 2006 is as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Increase			Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
	(Dollars in millions)%			(Dollars in millions)%

Gross margin	61.2%	69.3%	(8.1%)	57.8%	68.9%	(11.1%)
Selling, general and administrative (SG&A)	$1,870	$1,358	38%	$3,547	$2,572	38%
Research and development (R&D)	906	696	30%	1,786	1,403	27%
Other expense/(income), net	134	(16)	N/M	229	(62)	N/M
Special and acquisition related charges	94	11	N/M	117	12	N/M
Equity income from cholesterol joint venture	(493)	(490)	1%	(1,010)	(978)	3%

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

Gross margin

Gross margin decreased to 61.2 percent in the second quarter of 2008 and 57.8 percent for the first six months of 2008 as compared to 69.3 percent and 68.9 percent for the second quarter and first six months of 2007, respectively. Gross margin for the three and six months ended June 30, 2008 was unfavorably impacted by $354 million and $1.0 billion, respectively, of purchase accounting items included in cost of sales. These purchase accounting items resulted from the amortization of fair values of certain assets acquired as part of the OBS acquisition.

Selling, general and administrative

Selling, general and administrative expenses (SG&A) were $1.9 billion in the second quarter of 2008 and $3.5 billion in the first six months of 2008, up 38 percent versus both prior year periods. These increases in SG&A are primarily due to the inclusion of OBS expenses and the impact of foreign exchange.

Research and development

Research and development (R&D) spending increased 30 percent to $906 million in the second quarter of 2008 and 27 percent to $1.8 billion in the first six months of 2008. Included in R&D for the three and six months ended June 30, 2008 is approximately $235 million and $460 million, respectively, from OBS. R&D spending in the second quarter and first six months of 2007 included $60 million and $156 million, respectively, related to upfront payments made for licensing transactions. The increase in R&D spending versus 2007 also reflects higher spending for clinical trials and related activities and investments to build greater breadth and capacity to support the continued expansion of Schering-Plough’s pipeline. Generally, changes in R&D spending reflect the timing of Schering-Plough’s funding of both internal research efforts and research collaborations with various partners to discover and develop a steady flow of innovative products.

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

Other expense/( income), net

Schering-Plough had $134 million and $229 million of other expense, net, for the three and six months ended June 30, 2008, respectively, as compared to $16 million and $62 million of other income, net, for the three and six months ended June 30, 2007, respectively. Other expense, net, for the three and six months ended June 30, 2008 reflected higher interest expense due to the issuance of new debt in connection with the acquisition of OBS in the second half of 2007. The decrease in interest income was due to the use of existing cash for the acquisition of OBS. Other income, net, for the second quarter and first six months of 2007 reflected higher interest income due to higher interest rates on cash equivalents and short-term investments and lower interest expense due to lower short-term borrowing levels partially offset by losses of $35 million and $31 million, respectively, on the mark-to-market of a foreign currency option.

Special and acquisition-related charges

Special and acquisition-related charges relate to PTP activities which include the ongoing integration of the OBS business. Special and acquisition-related charges for the three and six months ended June 30, 2008 were $94 million and $117 million, respectively. The costs for the three and six months ended June 30, 2008 included $77 million and $84 million, respectively, of employee termination costs. For the three and six months ended June 30, 2007, special and acquisition-related charges were $11 million and $12 million, respectively.

The following table summarizes the charges, cash payments and liabilities related to employee termination costs through June 30, 2008, excluding purchase accounting items:

	Employee
	Termination
	Costs(a)
	(Dollars in millions)

Accrued liability at December 31, 2007	$23	(b)
Charges	84
Cash payments	(27)

Accrued liability at June 30, 2008	$80

(a)	Recorded to special and acquisition-related charges.

(b)	Represents employee termination costs recorded under SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” in the fourth quarter of 2007.

Equity income

Sales of the Merck/Schering-Plough cholesterol joint venture for the three and six months ended June 30, 2008 totaled $1.2 billion and $2.4 billion, respectively, as compared to $1.3 billion and $2.4 billion for the three and six months ended June 30, 2007.

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

The allergy/asthma agreements provided for the joint development and marketing by the companies of a once-daily, fixed-combination tablet containing loratadine/montelukast. On April 25, 2008, the Merck/Schering-Plough joint venture received a not-approvable letter from the FDA for the proposed fixed combination of loratadine/montelukast. During the second quarter of 2008 the respiratory joint venture was terminated in accordance with the agreements. This action has no impact on the cholesterol joint venture. As a result of the termination of the respiratory joint venture, Schering- Plough expects to receive payments totaling $105 million from Merck which Schering-Plough will recognize during 2008. During the three and six months ended June 30, 2008, the Merck/Schering-Plough joint venture allocated $64 million of this amount to Schering-Plough, which is included in equity income.

Equity income from the Merck/Schering-Plough cholesterol joint venture totaled $493 million and $1.0 billion for the three and six months ended June 30, 2008, respectively, as compared to $490 million and $978 million for the three and six months ended June 30, 2007, respectively. The increase in 2008 equity income amounts compared to 2007 reflects income of $64 million related to the termination of the respiratory joint venture. Equity income also reflects sales declines of VYTORIN and ZETIA in the U.S. partially offset by sales growth internationally.

It should be noted that Schering-Plough incurs substantial selling, general and administrative and other costs, which are not reflected in equity income from the cholesterol joint venture and instead are included in the overall cost structure of Schering-Plough.

Provision for income taxes

Tax expense was $66 million and $138 million for the three and six months ended June 30, 2008, respectively. Tax expense was $103 million and $190 million for the three and six months ended June 30, 2007, respectively. The tax provision for the three and six months ended June 30, 2008 included tax benefits of $54 million and $142 million, respectively, primarily related to the amortization of fair values of certain assets acquired as part of the OBS acquisition. The income tax expense primarily relates to foreign taxes and does not include any benefit related to U.S. operating losses.

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

LIQUIDITY AND FINANCIAL RESOURCES

Discussion of Cash Flow

	Six Months Ended
	June 30,
	2008	2007
	(Dollars in
	millions)

Cash flow provided by operating activities	$1,384	$628
Cash flow (used for)/provided by investing activities	(329)	1,598
Cash flow used for financing activities	(649)	(57)

Operating Activities

In the first six months of 2008, operating activities provided $1.4 billion of cash, compared with net cash provided by operations of $628 million in the first six months of 2007. The increase is primarily due to the absence of special and acquisition-related payments associated with the settlement of the Massachusetts Investigation in 2007 and the purchase of a currency option related to the acquisition of OBS. The increase also reflects the inclusion of the OBS business.

Investing Activities

Net cash used for investing activities during the first six months of 2008 was $329 million and primarily relates to capital expenditures. Net cash provided by investing activities for the first six months of 2007 was $1.6 billion due primarily to maturities of short-term investments.

Financing Activities

Net cash used for financing activities was $649 million for the first six months of 2008, compared to $57 million for the same period in 2007. Uses of cash for financing activities for the six months ended June 30, 2008 included the pay down of Euro-denominated long term debt of Euro 200 million($310 million) and payment of dividends on common and preferred shares of $286 million. Net cash used for financing activities for the six months ended June 30, 2007 included dividends on common and preferred shares of $222 million partially offset by $177 million of proceeds from stock option exercises.

Other Discussion of Cash Flows

At June 30, 2008, Schering-Plough had net debt (total debt less cash, cash equivalents and short-term investments) of approximately $6.7 billion. Cash generated from operations and available cash and short-term investments are expected to provide Schering-Plough with the ability to fund cash needs for the intermediate term.

In July 2007, Schering-Plough made a cash payment of $98 million for tax and interest due in connection with an examination by the IRS of Schering-Plough’s 1997-2002 federal income tax returns.

Borrowings and Credit Facilities

At June 30, 2008 and December 31, 2007, short-term borrowings and current maturities of short-term debt totaled $456 million and $461 million, respectively, including outstanding commercial paper of $149 million at June 30, 2008 and December 31, 2007.

Total debt at June 30, 2008 was $9.5 billion, consistent with the total debt balance at December 31, 2007. Total debt includes Euro-denominated notes and a Euro-denominated term loan. An early principal repayment of Euro 200 million ($310 million) in May 2008 resulted in a decrease in the Floating rate Euro-denominated term loan due 2012. There was no prepayment penalty associated with this principal payment. The reduction in the total debt balance related to the pay down in the Euro-denominated term loan was offset by the impact of foreign exchange on the Euro-denominated bank debt and bonds.

Schering-Plough has a $2.0 billion credit facility with a syndicate of banks available for general corporate purposes. This facility has a floating interest rate, matures in August 2012 and is used primarily to support Schering-Plough’s commercial paper borrowings. As of June 30, 2008, no borrowings were outstanding under this facility.

Schering-Plough’s current unsecured senior credit ratings and ratings review status are as follows:

Senior Unsecured Credit Ratings	Long-Term	Short-Term	Long-Term Review Status

Moody’s Investors Service	Baa1	P-2	Negative Outlook
Standard and Poor’s	A-	A-2	Negative Watch
Fitch Ratings	BBB+	F-2	Negative Watch

The short-term ratings discussed above have not significantly affected Schering-Plough’s ability to issue debt or rollover its outstanding commercial paper borrowings at this time. However, Schering-Plough believes the ability of commercial paper issuers, such as Schering-Plough, with one or more short-term credit ratings of P-2 from Moody’s, A-2 from S&P and/or F-2 from Fitch to issue or rollover outstanding commercial paper can, at times, be less than that of companies with higher short-term credit ratings. In addition, the total amount of commercial paper capacity available to these issuers is typically less than that of higher-rated companies. Schering-Plough’s sizable lines of credit with commercial banks as well as cash and short-term investments held by U.S. and international subsidiaries serve as alternative sources of liquidity and to support its commercial paper program.

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

In February 2006, Schering-Plough began the Global Clinical Harmonization Program for building clinical excellence (in trial design, execution and tracking), which will strengthen Schering-Plough’s scientific and compliance rigor on a global basis. In 2007, certain aspects of the Global Clinical Harmonization Program were implemented, and work is continuing in 2008 and is expected to continue for several years. In addition, during the fourth quarter of 2007, the local UK regulatory authority conducted a follow-up inspection which confirmed that the corrective actions committed to by Schering-Plough following the 2006 inspection of Schering-Plough’s UK-based clinical trial operations had in fact been completed. In early January 2008, the local UK regulatory authority returned for a follow-up inspection of Schering-Plough’s UK pharmacovigilance operations. This inspection likewise confirmed that a number of corrective actions had been completed since the last inspection and noted the number of actions Schering-Plough had taken as set forth in Schering-Plough’s periodic updates to the EMEA and noted a limited number of observations that Schering-Plough is addressing. Schering-Plough intends to continue upgrading skills, processes and systems in clinical practices and pharmacovigilance. Schering- Plough remains committed to accomplish this work and to invest significant resources in this area.

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

Schering-Plough has nevertheless achieved a significant number of important regulatory approvals since 2004, including approvals for VYTORIN, Sugammadex (in Europe), NOXAFIL, CLARINEX D-24, CLARINEX REDITABS, CLARINEX D-12, SUBOXONE and new indications for TEMODAR and NASONEX. Other significant approvals since 2004 include ASMANEX DPI (Dry Powder for Inhalation) in the U.S., PEGINTRON, ZETIA, TEMODAR, ESMERON/ESLAX, NASONEX and GANIREST in Japan, and new indications for REMICADE. Schering-Plough also has a number of significant regulatory submissions filed in major markets awaiting approval.

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

In the U.S., many of Schering-Plough’s pharmaceutical products are subject to increasingly competitive pricing as managed care groups, institutions, government agencies and other groups seek price discounts. In the U.S. market, Schering-Plough and other pharmaceutical manufacturers are required to provide statutorily defined rebates to various government agencies in order to participate in Medicaid, the veterans health care program and other government-funded programs. The Medicare Prescription Drug Improvement and Modernization Act of 2003 contains a prescription drug benefit for individuals who are eligible for Medicare and has resulted in increased use of generics and increased purchasing power of those negotiating on behalf of Medicare recipients.

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

See Part II, OTHER INFORMATION, “Recent Cholesterol Clinical Trials.” Given the current uncertainties in the cholesterol markets, it is difficult to predict the long-term performance of the cholesterol franchise. Currently, Schering-Plough anticipates that net sales by the Merck/Schering-Plough cholesterol joint venture of VYTORIN and ZETIA in the U.S. will decline on a year-over-year basis in the second half of 2008. Further, wholesalers, retail chains and other trade buyers in the U.S. have changed their buying patterns to reduce their inventory levels, and may make further changes, that may also impact future sales. Based on the expectation of lower U.S. sales from the Merck/Schering-Plough cholesterol joint venture, Schering-Plough expects that equity income will be lower in the second half of 2008 than it was in the first half of 2008.

Schering-Plough expects R&D spending to be higher in the second half of 2008 than it was in the first half of 2008.

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

Schering-Plough’s rebate accruals for federal and state governmental programs, including Medicaid and Medicare Part D, at June 30, 2008 and 2007 were $125 million and $122 million, respectively. Commercial discounts, returns and other rebate accruals at June 30, 2008 and 2007 were $422 million and $377 million, respectively. These accruals are established in the period that the related revenue was recognized, resulting in a reduction to sales and the establishment of liabilities, which are included in total current liabilities, or in the case of returns and other receivable adjustments, an allowance provided against accounts receivable.

The following summarizes the activity in the accounts related to accrued rebates, sales returns and discounts for the six months ended June 30, 2008 and 2007:

	2008	2007
	(Dollars in millions)

Accrued rebates/returns/discounts, beginning of period	$526	$486

Provision for rebates	365	298
Adjustment to prior-year estimates	(3)	(17)
Payments	(339)	(257)

	23	24

Provision for returns	92	94
Purchase-accounting adjustments(1)	(9)	—
Adjustment to prior-year estimates	(4)	(23)
Returns	(61)	(57)

	18	14

Provision for discounts	440	349
Adjustment to prior-year estimates	(5)	—
Discounts granted	(455)	(374)

	(20)	(25)

Accrued rebates/returns/discounts, end of period	$547	$499

(1)	For the six months ended June 30, 2008, purchase-accounting adjustments include $9 million related to the reversal of return reserves recorded as part of the purchase accounting for OBS. This reversal was recorded as a reduction to goodwill.

In formulating and recording the above accruals, management utilizes assumptions and estimates that include historical experience, wholesaler data, the projection of market conditions, the estimated lag time between sale and payment of a rebate, utilization estimates, and forecasted product demand amounts.

As part of its review of these accruals, management performs a sensitivity analysis that considers differing assumptions, which are most subject to judgment in its rebate accrual calculation. Based upon Schering-Plough’s sensitivity analysis, reasonably possible changes to assumptions related to rebate accruals could favorably or unfavorably impact 2008 net sales and income before income taxes in an annual amount of $20 million.

DISCLOSURE NOTICE

Cautionary Statements Under the Private Securities Litigation Reform Act of 1995

Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report, as well as other written reports and oral statements made from time to time by Schering-Plough, may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements do not relate strictly to historical or current facts and are based on current expectations or forecasts of future events. You can identify these forward-looking statements by their use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “project,” “intend,” “plan,” “potential,” “will,” and similar words and terms. In particular, forward-looking statements include statements relating to Schering-Plough’s plans; its strategies; timing and level of savings achieved from the Productivity Transformation Program, including the ongoing integration of OBS; prospective products or product approvals; actions to enhance clinical, research and development, manufacturing and post-marketing systems; the potential of products and trending in therapeutic markets, including the cholesterol market; patent and other intellectual property protection; future performance or results of current and anticipated products; research and development programs and anticipated spending; estimates of rebates, discounts and returns; and the outcome of contingencies such as litigation and investigations.

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

Schering-Plough is replacing and upgrading a number of information systems, and commencing in the first quarter of 2008, integrating the Organon BioSciences N.V. human and animal health businesses. The overall process will be ongoing for several years. In connection with these changes, as part of Schering-Plough’s management evaluation of both internal control over financial reporting and disclosure controls and procedures, management has concluded that the new processes are at least as effective with respect to those controls as the prior processes. An example of a change in process that occurred during the first six months of 2008 is the integration of the OBS human health U.S. procure-to-pay process into the Schering-Plough U.S. procure-to-pay system.

PART II. OTHER INFORMATION

Recent Cholesterol Clinical Trials

SEAS Clinical Trial.  On July 21, 2008, preliminary results of the Merck/Schering-Plough cholesterol joint venture’s SEAS (Simvastatin and Ezetimibe in Aortic Stenosis) clinical trial, in which VYTORIN was studied for a new potential use, its effect on patients with aortic stenosis, and no evidence of cardiovascular disease, were released to the public. The results showed that, although VYTORIN reduced LDL-cholesterol by an average of 61% compared to placebo; there was no significant difference between VYTORIN and placebo on the primary endpoint which was a combination of the occurrence of aortic valve replacement surgery and major cardiovascular events. Currently, valve replacement surgery is the treatment of choice for aortic stenosis. However, the results did show VYTORIN was significantly more effective than placebo in reducing the incidence of atherosclerotic events. In addition, although VYTORIN was generally well tolerated by patients in the clinical trial, there was an imbalance in the occurrence of cancer between the treatment and placebo arms, with a higher incidence and a higher number of cancer deaths in the VYTORIN arm.

Because the cancer data from the SEAS clinical trial involve only 158 patients, the higher cancer incidence may be a result of chance and not attributable to VYTORIN. Accordingly, to better understand the possible implications of these unexpected cancer data, the University of Oxford Clinical Trial Service Unit and Epidemiological Studies Unit (CTSU) performed an independent analysis of the combined cancer results from two other, ongoing studies involving VYTORIN. The SHARP (Study of Heart and Renal Protection) clinical trial, is a randomized, placebo-controlled trial of VYTORIN in 9,400 patients with chronic kidney disease. The other clinical trial, IMPROVE-IT (Examining Outcomes in Subjects With Acute Coronary Syndrome:Vytorin (Ezetimibe/Simvastatin) vs Simvastatin), is a randomized, double-blind trial of VYTORIN compared to simvastatin alone in patients with acute coronary disease. Currently, there are 12,000 patients enrolled in the IMPROVE-IT clinical trial, with a total planned enrollment of 18,000. The SEAS clinical trial, by contrast, included 1,873 patients. CTSU worked independently of Schering-Plough, Merck and the Merck/Schering-Plough cholesterol joint venture to perform the analysis.

CTSU found that in the SHARP and IMPROVE-IT clinical trials, there was not the cancer imbalance observed in the SEAS clinical trial. Cancers in the SHARP and IMPROVE-IT clinical trials were distributed equally across all treatment arms and showed no clustering of any cancer type. The cancers observed in the SEAS clinical trial were also not clustered, that is they were distributed across all major organ systems. Also, the incidence of cancers was consistent with the rates that would be expected based upon data from Scandinavian age-adjusted cancer registries. Further, there was no year-by-year increase in cancer rates as would be expected where a compound increases cancer risk. Having reviewed all of the available data, the CTSU concluded that the SEAS, SHARP, and IMPROVE-IT clinical trials “do not provide credible evidence of any adverse effect on cancer.” Schering-Plough believes the cancer finding in SEAS is likely to be an anomaly that, taken in light of all the available data, does not support an association with VYTORIN. Schering-Plough, through the Merck/Schering-Plough cholesterol joint venture, is committed to working with regulatory agencies to further evaluate the available data and interpretations of those data; however, Schering-Plough does not believe that changes in the clinical use of VYTORIN are warranted.

See Part II, Item 1, “Legal Proceedings” below regarding the ENHANCE clinical trial.

Item 1.	Legal Proceedings

Material pending legal proceedings involving Schering-Plough are described in Part I, Item 3, “Legal Proceedings,” of the 2007 10-K/A. The following discussion is limited to material developments to previously reported proceedings and new material legal proceedings, which Schering-Plough, or any of its subsidiaries, became a party during the quarter ended June 30, 2008, or subsequent thereto, but before the filing of this report. This section should be read in conjunction with Part I, Item 3, “Legal Proceedings” in the 2007 10-K/A.

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

Schering-Plough’s stock price declined significantly in early 2008, from $26.64 (closing price) on December 31, 2007 to a 2008 low of $13.86 (closing price) on April 2, 2008 to $21.08 (closing price) on July 31, 2008, the day before this 10-Q was filed.

Investigation and Inquiries.  Through the date of filing this 10-Q, Schering-Plough, the joint venture and/or its joint venture partner, Merck, have received a number of governmental inquiries and have been the subject of a number of investigations. These include several letters from Congress, including the House Committee on Energy and Commerce, the House Subcommittee on Oversight and Investigations, and the ranking minority member of the Senate Finance Committee, collectively seeking a combination of witness interviews, documents and information on a variety of issues related to the Merck/Schering-Plough cholesterol joint venture’s ENHANCE clinical trial, the companies’ sale and promotion of VYTORIN, as well as sales of stock by certain of the companies’ corporate officers (including an executive vice president of Schering-Plough) since April 2006. These also include several subpoenas from state officials, including State Attorneys General, and requests for information from U.S. Attorneys seeking similar information and documents.

Litigation.  In addition, since mid-January 2008, Schering-Plough has become aware of or been served with litigation, including civil class action lawsuits alleging common law and state consumer fraud claims in connection with Schering-Plough’s sale and promotion of the Merck/Schering-Plough joint-venture products’ VYTORIN and ZETIA; several putative shareholder securities class action lawsuits (where several officers are also named defendants) alleging false and misleading statements and omissions by Schering-Plough and its representatives related to the timing of disclosures concerning the ENHANCE results, allegedly in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934; a putative shareholder securities class action lawsuit (where several officers and directors are also named), alleging material misstatements and omissions related to the ENHANCE results in the offering documents in connection with Schering-Plough’s 2007 securities offerings, allegedly in violation of the Securities Act of 1933, including Section 11; several putative class action suits alleging that Schering-Plough and certain officers and directors breached their fiduciary duties under ERISA and seeking damages in the amount of losses allegedly suffered by the Plans; a Shareholder Derivative Action alleging that the Board of Directors breached its fiduciary obligations relating to the timing of the release of the ENHANCE results; and a letter on behalf of a single shareholder requesting that the Board of Directors investigate the allegations in the litigation described above and, if warranted, bring any appropriate legal action on behalf of Schering-Plough.

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

Patent Challenges Under the Hatch-Waxman Act

Although Schering-Plough does not currently believe any pending Paragraph IV certification proceeding under the Hatch-Waxman Act is material, because there is frequently media and investor interest in such proceedings, Schering-Plough is listing the pending proceedings each quarter. Currently, the following are pending:

•	in July 2007, Schering-Plough and its licensor, Cancer Research Technologies, Limited, filed a patent infringement action against companies seeking approval of a generic version of certain strengths of TEMODAR capsules;

•	in March 2007, Schering-Plough and an entity jointly owned with Merck filed a patent infringement action against companies seeking approval of a generic version of ZETIA; and

•	in September 2006 and dates thereafter, Schering-Plough filed patent infringement actions against companies seeking approval of generic versions of CLARINEX Tablets, CLARINEX Reditabs, CLARINEX D24, and CLARINEX D12.

Item 1A.	Risk Factors

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

Schering-Plough faces increasing pricing pressure globally from managed care organizations, institutions and government agencies and programs that could negatively affect Schering-Plough’s sales and profit margins. For example, in the U.S., the Medicare Prescription Drug Improvement and Modernization Act of 2003 contains a prescription drug benefit for individuals who are eligible for Medicare. The prescription drug benefit became effective on January 1, 2006 and has resulted in increased use of generics and increased purchasing power of those negotiating on behalf of Medicare recipients.

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

Through the acquisition of OBS, Schering-Plough acquired marketed products and pipeline projects in new therapeutic areas, including women’s health and fertility, anesthesia, and neuroscience, each of which carry unique risks and uncertainties which could have a negative impact on future results of operations.

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

A number of intermediaries are involved between drug manufacturers, such as Schering-Plough, and patients who use the drugs. These intermediaries impact the patient’s ability, and their prescribers’ ability, to choose and pay for a particular drug, which may adversely affect sales of a particular Schering-Plough drug. These intermediaries include health care providers, such as hospitals and clinics; payors and their representatives, such as employers, insurers, managed care organizations and governments; and others in the supply chain, such as pharmacists and wholesalers. Examples include: payors that require a patient to first fail on one or more generic, or less expensive branded drugs, before reimbursing for a more effective, branded product that is more expensive; hospitals that stock and administer only a generic product to in-patients; managed care organizations that may penalize doctors who prescribe outside approved formularies which may not include branded products when a generic is available; and pharmacists who receive larger revenues when they dispense a generic drug over a branded drug. Further, the intermediaries are not required to routinely provide transparent data to patients comparing the effectiveness of generic and branded products or to disclose their own economic benefits that are tied to steering patients toward, or requiring patients to use, generic products rather than branded products.

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

A number of governmental entities in the U.S. have made inquiries or initiated investigations into the timing and disclosures relating to the ENHANCE clinical trial, as well as the timing of certain stock sales by an executive vice president. These include several letters from Congress, investigations by state Attorneys General offices, and requests for information from U.S. Attorneys’ Offices.

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

Further, aggressive plaintiffs counsel often file litigation on a wide variety of allegations whenever there is media attention or negative discussion about the efficacy or safety of a product and whenever the stock price is volatile; even when the allegations are groundless considerable resources are needed to respond to such litigation.

Please refer to “Legal Proceedings” in Item 3 in Schering-Plough’s 2007 10-K/A and Part II, Item 1, “Legal Proceedings,” in this 10-Q for descriptions of significant pending litigation.

Issues concerning the Merck/Schering-Plough Cholesterol Joint Venture’s clinical trials could have a material adverse effect on the joint venture’s sales of VYTORIN and ZETIA, which in turn could have a material adverse impact on Schering-Plough’s financial condition.

See “Recent Cholesterol Clinical Trials,” in part II of this 10-Q and “ENHANCE Matter” in Part II, Item 1, “Legal Proceedings” of this 10-Q for background information about the Merck/Schering-Plough cholesterol joint venture’s clinical trials and related matters.

There was significant negative media surrounding the release of the ENHANCE results. As the Merck/Schering-Plough cholesterol joint venture’s ENHANCE and SEAS clinical trial results are further reviewed, VYTORIN and ZETIA may receive additional media attention, which could lead to reduced sales, or affect enrollment in clinical trials. In the first half of 2008, sales of VYTORIN and ZETIA in the U.S. decreased by 16 percent compared to the first half of 2007. If sales of these products continue to trend down further in the U.S., Schering-Plough’s results of operations, cash flow, financial position, business and prospects could also be materially adversely affected. In addition, current or future investigations, analysis of the ENHANCE data by various agencies, litigation concerning the sale and promotion of these products, or the securities and other class action litigation relating to such matters could, if resolved unfavorably to Schering-Plough or the joint venture, have a material adverse effect on Schering-Plough’s results of operations, cash flow and financial position.

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

In the past several years, clinical trials and post-marketing surveillance of certain marketed drugs of competitors within the industry have raised safety concerns that have led to recalls, withdrawals or adverse labeling of marketed products. Clinical trials and post-marketing surveillance of certain marketed drugs also have raised concerns among some prescribers and patients relating to the safety or efficacy of pharmaceutical products in general that have negatively affected the sales of such products. In addition, increased scrutiny of the outcomes of clinical trials have led to increased volatility in market reaction. Further, these matters often attract litigation and, even where the basis for the litigation is groundless, considerable resources may be needed to respond.

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

The integration of the businesses of Schering-Plough and OBS to create a combined company is a complex process and may be subject to unforeseen developments, which could have an adverse impact on the results of future operations.

As the two companies are combined, the workforces of Schering-Plough and OBS will continue to face uncertainties until the completion of the integration phase. Cultural integration particularly in trans-Atlantic transactions are complex and can take several years. Although substantial efforts are being made to complete the integration phase as quickly as possible, it is difficult to predict how long the integration phase will last.

The workforces of both companies are learning to use new processes as work is integrated and streamlined. Further, for those employees of the new combined company who have not in the past worked for a U.S.-based global company, the applicable regulatory requirements are different in a number of respects. While substantial efforts are being made to facilitate smooth execution of integration including thorough training and transparent and motivational employee communications — there may be an increased risk of slower execution of various work processes, repeated execution to achieve quality standards and reputational harm in the event of a compliance failure with new and complex regulatory requirements, even if such a failure were inadvertent. Any such events could have an adverse impact on the results of future operations.

The acquisition of OBS expanded Schering-Plough’s animal health business worldwide, which increases the risk that negative events in the animal health industry could have a negative impact on future results of operations.

Through the acquisition of OBS’ animal health businesses, Schering-Plough’s global animal health business is now a more significant business segment. The combined company’s future sales of key animal health products could be adversely impacted by a number of risk factors including certain that are specific to the animal health business. For example, the outbreak of disease carried by animals, such as Bovine Spongiform Encephalopathy (“BSE”) or mad cow disease, could lead to their widespread death and precautionary destruction as well as the reduced consumption and demand for animals, which could adversely impact Schering-Plough’s results of operations. Also, the outbreak of any highly contagious diseases near Schering-Plough’s main production sites could require Schering-Plough to immediately halt production of vaccines at such sites or force Schering-Plough to incur substantial expenses in procuring raw materials or vaccines elsewhere. Other risks specific to animal health include epidemics and pandemics, government procurement and pricing practices, weather and global agribusiness economic events. As the animal health segment of Schering-Plough’s business becomes more significant, the impact of any such events on future results of operations would also become more significant.

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

Schering-Plough maintains insurance coverage with such deductibles and self-insurance to reflect market conditions (including cost and availability) existing at the time it is written, and the relationship of insurance coverage to self-insurance varies accordingly. For certain products, third-party insurance is increasingly cost prohibitive, available on more limited terms than past coverage, or unavailable.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

This table provides information with respect to purchases by Schering-Plough of its common shares during the second quarter of 2008.

				Total Number of	Maximum Number
				Shares Purchased as	of Shares that May
			Average	Part of Publicly	Yet Be Purchased
	Total Number of		Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchased		per Share	Programs	Programs

April 1, 2008 through April 30, 2008	1,835,732	(1)	$18.57	N/A	N/A
May 1, 2008 through May 31, 2008	19,458	(1)	$19.03	N/A	N/A
June 1, 2008 through June 30, 2008	8,164	(1)	$19.35	N/A	N/A
Total April 1, 2008 through June 30, 2008	1,863,354	(1)	$18.58	N/A	N/A

(1)	All of the shares included in the table above were repurchased pursuant to Schering-Plough’s stock incentive program and represent shares delivered to Schering-Plough by option holders for payment of the exercise price and tax withholding obligations in connection with stock options and stock awards.

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on May 16, 2008 and shareholders voted on the following matters with the results indicated:

(1) Election of Directors:  Thirteen nominees for director were elected for a one-year term by a vote of shares as follows: Hans W. Becherer received 1,364,103,512 votes for his election (93.93% of shares voted) and 88,086,331 votes were withheld (6.07% of shares voted); Thomas J. Colligan received 1,428,056,720 votes for his election (98.34% of shares voted) and 24,133,123 votes were withheld (1.66% of shares voted); Fred Hassan received 1,417,219,453 votes for his election (97.59% of shares voted) and 34,970,390 votes were withheld (2.41% of shares voted); C. Robert Kidder received 1,383,794,883 votes for his election (95.29% of shares voted) and 68,394,960 votes were withheld (4.71% of shares voted); Eugene R. McGrath received 1,427,807,651 votes for his election (98.32% of shares voted) and 24,382,192 votes were withheld (1.68% of shares voted); Carl E. Mundy received 1,414,557,102 votes for his election (97.41% of shares voted) and 37,632,741 votes were withheld (2.59% of shares voted); Antonio M. Perez received 1,425,862,182 votes for his election (98.19% of shares voted) and 26,327,661 votes were withheld (1.81% of shares voted); Patricia F. Russo received 1,370,950,772 votes for her election (94.41% of shares voted) and 81,239,071 votes were withheld (5.59% of shares voted); Jack L. Stahl received 1,384,355,679 votes for his election (95.33% of shares voted) and 67,834,164 votes were withheld (4.67% of shares voted); Craig B. Thompson received 1,423,691,268 votes for his election (98.04% of shares voted) and 28,498,575 votes were withheld (1.96% of shares voted); Kathryn C. Turner received 1,422,409,024 votes for her election (97.95% of shares voted) and 29,780,819 votes were withheld (2.05% of shares voted); Robert F.W. van Oordt received 1,414,558,551 votes for his election (97.41% of shares voted) and 37,631,292 votes were withheld (2.59% of shares voted); and Arthur F. Weinbach received 1,383,877,789 votes for his election (95.30% of shares voted) and 68,312,054 votes were withheld (4.70% of shares voted).

(2) Ratification of Auditors:  The designation by the Audit Committee of Deloitte & Touche LLP to audit the books and accounts of the Company for the year ending December 31, 2008 was ratified with a vote of 1,423,195,783 shares for, 15,215,321 shares against and 13,777,739 abstentions.

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

Date: July 31, 2008