Form 10-Q
period 2008-09-30
SCHERING PLOUGH CORP
filed 2008-10-29
CIK 310158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

Common Shares Outstanding as of September 30, 2008: 1,626,234,628

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS

(Unaudited)
(Amounts in millions, except per share figures)

			Nine Months
	Three Months		Ended
	Ended September 30,		September 30,
	2008	2007	2008	2007

Net sales	$4,576	$2,812	$14,154	$8,965

Cost of sales	1,737	925	5,782	2,838
Selling, general and administrative	1,660	1,262	5,208	3,833
Research and development	893	669	2,679	2,071
Other expense/(income), net	(39)	(390)	189	(451)
Special and acquisition-related charges	101	20	218	32
Equity income	(434)	(506)	(1,444)	(1,483)

Income before income taxes	658	832	1,522	2,125
Income tax expense	69	82	207	272

Net income	589	750	1,315	1,853
Preferred stock dividends	38	37	113	80

Net income available to common shareholders	$551	$713	$1,202	$1,773

Diluted earnings per common share	$0.34	$0.45	$0.74	$1.15

Basic earnings per common share	$0.34	$0.46	$0.74	$1.17

Dividends per common share	$0.065	$0.065	$0.195	$0.195

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

(Unaudited)
(Amounts in millions)

	Nine Months Ended
	September 30,
	2008	2007

Operating Activities:
Net income	$1,315	$1,853
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,813	370
Accrued share-based compensation	170	149
Special and acquisition-related charges and payments	115	(429)
Gain on sale of divested products	(160)	—
Purchases of derivative instruments	—	(153)
Change in fair value of foreign currency option	—	(289)
Payments to U.S. taxing authorities	—	(98)
Changes in assets and liabilities:
Accounts receivable	(132)	(106)
Inventories	(135)	(48)
Prepaid expenses and other assets	(22)	(65)
Accounts payable	16	14
Other liabilities	(405)	50

Net cash provided by operating activities	2,575	1,248

Investing Activities:
Capital expenditures	(542)	(412)
Dispositions of property and equipment	33	—
Proceeds from divested products, net	241	—
Purchases of short-term investments	—	(1,182)
Maturities of short-term investments	27	4,254
Other, net	(3)	(23)

Net cash (used for)/provided by investing activities	(244)	2,637

Financing Activities:
Payments of long-term debt	(791)	—
Cash dividends paid to common shareholders	(317)	(276)
Cash dividends paid to preferred shareholders	(113)	(61)
Net change in short-term borrowings	(207)	(22)
Stock option exercises	15	200
Proceeds from preferred stock issuance, net	—	2,438
Proceeds from common stock issuance, net	—	1,536
Issuance of long-term debt, net	—	1,989
Other, net	(3)	(16)

Net cash (used for)/provided by financing activities	(1,416)	5,788

Effect of exchange rates on cash and cash equivalents	(35)	27

Net increase in cash and cash equivalents	880	9,700
Cash and cash equivalents, beginning of period	2,279	2,666

Cash and cash equivalents, end of period	$3,159	$12,366

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(Amounts in millions, except per share figures)

	September 30,	December 31,
	2008	2007

ASSETS
Current Assets:
Cash and cash equivalents	$3,159	$2,279
Short-term investments	6	32
Accounts receivable, net	2,920	2,841
Inventories	3,183	4,073
Deferred income taxes	509	349
Prepaid expenses and other current assets	1,192	1,272

Total current assets	10,969	10,846
Property, plant and equipment	10,554	10,354
Less accumulated depreciation	3,661	3,338

Property, net	6,893	7,016
Goodwill	2,870	2,937
Other intangible assets, net	6,416	7,004
Other assets	1,343	1,353

Total assets	$28,491	$29,156

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,723	$1,762
Short-term borrowings and current portion of long-term debt	237	461
Income taxes	463	617
Accrued compensation	1,004	995
Other accrued liabilities	1,989	2,208

Total current liabilities	5,416	6,043
Long-term Liabilities:
Long-term debt, net of current portion	8,166	9,019
Deferred income taxes	1,633	1,701
Other long-term liabilities	2,157	2,008

Total long-term liabilities	11,956	12,728
Commitments and contingent liabilities (Note 17)
Shareholders’ Equity:
2007 Mandatory convertible preferred shares — $1 par value; $250 per share face value; issued: 10 at September 30, 2008 and December 31, 2007	2,500	2,500
Common shares — authorized: 2,400, $.50 par value; issued: 2,118 at September 30, 2008 and 2,111 at December 31, 2007	1,059	1,055
Paid-in capital	4,996	4,815
Retained earnings	8,738	7,856
Accumulated other comprehensive loss	(831)	(534)

Total	16,462	15,692
Less treasury shares: 492 at September 30, 2008 and 490 at December 31, 2007; at cost	5,343	5,307

Total shareholders’ equity	11,119	10,385

Total liabilities and shareholders’ equity	$28,491	$29,156

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

These unaudited Condensed Consolidated Financial Statements of Schering-Plough Corporation and subsidiaries (Schering-Plough), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles have been condensed or omitted pursuant to such SEC rules and regulations. These statements should be read in conjunction with the accounting policies and notes to the consolidated financial statements included in Schering-Plough’s 2007 10-K/A.

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

Impact of Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” The standard defines fair value, establishes a framework for measuring fair value in accordance with U.S. Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. The standard codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. For calendar-year companies, the standard became effective January 1, 2008 (see Note 15, “Fair Value Measurements”) except for non-financial items measured on a non-recurring basis for which it is effective beginning January 1, 2009. The implementation of this standard did not have a material impact on Schering-Plough’s financial statements. Based on Schering-Plough’s current financial position, the impact of the provisions of this standard that will be effective January 1, 2009 is not expected to be material.

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

In December 2007, the FASB issued EITF Issue No. 07-1, “Accounting for Collaborative Arrangements,” which is effective for calendar-year companies beginning January 1, 2009. The Task Force clarified the manner in which costs, revenues and sharing payments made to, or received by, a partner in a collaborative arrangement should be presented in the income statement and set forth certain disclosures that should be required in the partners’ financial statements. Schering-Plough is currently assessing the potential impacts of implementing this standard.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The standard is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” Schering-Plough is currently assessing the potential impacts of implementing this standard.

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

In October 2008, the FASB issued FSP 157-3 “Determining Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3). FSP 157-3 clarified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have a material impact on Schering-Plough’s financial statements.

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

A preliminary allocation of the purchase price of OBS was made as of the Acquisition Date. This allocation of the purchase price remains subject to the finalization of Schering-Plough’s management analysis of the fair value of the assets acquired and liabilities assumed of OBS as of the Acquisition Date, primarily related to finalization of tax and contractual matters. The final allocation is expected to be completed as soon as practicable, but no later than 12 months after the Acquisition Date. As of September 30, 2008, revisions in the allocation of the purchase price have resulted in a net decrease to goodwill of $6 million as compared to the preliminary allocation as of the Acquisition Date. This adjustment to the preliminary purchase price allocation was primarily related to updated valuations of identifiable intangible assets, property and inventories as well as updates to acquired liabilities and deferred taxes. The final allocation of the purchase price may result in additional adjustments to the recorded amounts of assets acquired and liabilities assumed and may also result in adjustments to depreciation, amortization and acquired in-process research and development. The adjustments arising out of the finalization of the purchase price allocation will not impact cash flows. Further revisions to the purchase price allocation will be made as additional information becomes available.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase accounting items of $1.3 billion related to the amortization of inventory, identifiable intangible assets and property, plant and equipment are included in depreciation and amortization in the Statement of Condensed Consolidated Cash Flows for the nine months ended September 30, 2008.

The updated preliminary purchase price allocation of acquired identifiable intangible assets, which resulted in a change in total intangible assets acquired of $46 million, as compared to the preliminary allocation as of the Acquisition Date, is as follows:

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

The weighted-average life of total acquired intangible assets is approximately 15 years. The intangible assets have no significant residual value. There were no acquired intangible assets that were determined to have an indefinite life.

3.	SPECIAL AND ACQUISITION-RELATED CHARGES

Special and acquisition-related charges are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in millions)

Special and acquisition-related charges	101	20	218	32

The special and acquisition-related costs for the three and nine months ended September 30, 2008 included employee termination costs of $93 million and $177 million, respectively. The remaining charges related to integration activities. See Note 4, “OBS Integration and Productivity Transformation Program,” for additional information. During the nine months ended September 30, 2008, Schering-Plough made cash payments of $103 million for special and acquisition-related activities.

The special and acquisition-related charges for the three and nine months ended September 30, 2007 were $20 million and $32 million, respectively, comprised of acquisition related charges (integration planning) for the planned OBS acquisition.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other payments

During the nine months ended September 30, 2007, Schering-Plough made cash payments of $435 million for the settlement of an investigation by the U.S. Attorney’s Office for the District of Massachusetts involving certain of Schering-Plough’s sales, marketing and clinical trial practices and programs (the Massachusetts Investigation), cash payments of $9 million of employee termination costs related to the 2006 manufacturing streamlining and $6 million related to integration planning.

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

The following table summarizes the charges, cash payments and liabilities related to PTP, which includes the ongoing integration of OBS, through September 30, 2008:

			Acquisition-
			Related
			Liabilities(c)
	Employee		Employee
	Termination		Termination	Other Exit
	Costs(a)		Costs	Costs
	(Dollars in millions)

Accrued liability at December 31, 2007	$23	(b)	$151	—
Charges	177		—	—
Purchase price allocation items	—		(18)	50
Cash payments	(65)		(125)	(7)

Accrued liability at September 30, 2008	$135		$8	$43

(a)	Recorded to special and acquisition-related charges.

(b)	Represents employee termination costs recorded under SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” in the fourth quarter of 2007.

(c)	Recorded as part of purchase accounting. Included in acquisition-related liabilities at September 30, 2008 are involuntary termination benefits and costs to exit certain activities of OBS.

5.	EQUITY INCOME

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

The companies bear the costs of their own general sales forces and commercial overhead in marketing joint venture products around the world. In the U.S., Canada and Puerto Rico, the cholesterol agreements provide for a reimbursement to each company for physician details that are set on an annual basis, and in Italy, a contractual amount is included in the profit sharing calculation that is not reimbursed. In the U.S., Canada and Puerto Rico this amount is equal to each company’s agreed physician details multiplied by a contractual fixed fee. Schering-Plough reports these amounts as part of equity income from the cholesterol joint venture. These amounts do not represent a reimbursement of specific, incremental and identifiable costs for Schering-Plough’s detailing of the cholesterol products in these markets. In addition, these amounts are not reflective of Schering-Plough’s sales effort related to the joint venture as Schering-Plough’s sales force and related costs associated with the joint venture are generally estimated to be higher.

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

The allergy/asthma agreements provided for the joint development and marketing by the companies of a once-daily, fixed-combination tablet containing loratadine/montelukast. On April 25, 2008, the Merck/Schering-Plough joint venture received a not-approvable letter from the FDA for the proposed fixed combination of loratadine/montelukast. During the second quarter of 2008 the respiratory joint venture was terminated in accordance with the agreements. This action has no impact on the cholesterol joint venture. As a result of the termination of the respiratory joint venture, Schering- Plough expects to receive payments totaling $105 million from Merck which Schering-Plough will recognize during 2008. During the three and nine months ended September 30, 2008, the Merck/Schering-Plough joint venture allocated $19 million and $83 million, respectively, of this amount to Schering-Plough, which is included in equity income.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The unaudited financial information below presents summarized combined financial information for the Merck/Schering-Plough cholesterol joint venture for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in millions)

Net sales	$1,102	$1,300	$3,487	$3,732
Cost of sales	41	61	145	162
Income from operations	777	936	2,413	2,621

Amounts related to physician details, among other expenses, that are invoiced by Schering-Plough and Merck in the U.S., Canada and Puerto Rico are deducted from income from operations of the cholesterol joint venture.

Schering-Plough’s share of the cholesterol joint venture’s income from operations for the three and nine months ended September 30, 2008 was $393 million and $1.3 billion, respectively. For the three and nine months ended September 30, 2007, Schering-Plough’s share of the cholesterol joint venture’s income from operations were $454 million and $1.3 billion, respectively. In the U.S. market, Schering-Plough receives a greater share of income from operations on the first $300 million of annual ZETIA sales. As a result, Schering-Plough’s share of the cholesterol joint venture’s income from operations is generally higher in the first quarter than in subsequent quarters.

The following information provides a summary of the components of Schering-Plough’s equity income from the cholesterol joint venture for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in millions)

Schering-Plough’s share of income from operations(a)	$393	$454	$1,288	$1,323
Contractual amounts for physician details	49	58	172	181
Elimination of intercompany profit and other, net	(8)	(6)	(16)	(21)

Total equity income from cholesterol joint venture	$434	$506	$1,444	$1,483

(a)	Included in Schering-Plough’s share of income from operations is income of $19 million and $83 million, respectively, for the three and nine months ended September 30, 2008 related to the termination of the respiratory joint venture with Merck.

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

A summary of the options, deferred stock units and performance-based deferred stock units granted during the three and nine months ended September 30, 2008 and 2007 is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
		Weighted-		Weighted-		Weighted-		Weighted-
		Average		Average		Average		Average
	Underlying	Grant-Date	Underlying	Grant-Date	Underlying	Grant-Date	Underlying	Grant-Date
Number of Underlying Shares in Thousands	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Stock options	13	$6.58	53	$7.50	13,597	$5.35	10,024	$8.07
Deferred stock units	64	19.79	94	30.55	4,772	18.93	5,573	31.25
Performance-based deferred stock units	—	—	—	—	1,064	19.35	1,397	23.47

Total Awards	77		147		19,433		16,994

Options become exercisable in equal annual installments over a three-year period. The deferred stock units generally vest at the end of a three-year period from the date they were granted. The performance-based deferred stock units vest at the end of a three-year performance period if specific pre-established levels of performance, market conditions and service are met.

The weighted-average assumptions used in the Black-Scholes option pricing model for the three and nine months ended September 30, 2008 and 2007, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Dividend yield	1.1%	1.1%	1.1%	1.1%
Volatility	37.0%	23.2%	31.4%	24.8%
Risk-free interest rate	3.2%	4.6%	2.8%	4.6%
Expected term of options (in years)	4.5	4.5	4.5	4.5

Total compensation expense related to stock options, deferred stock units and performance-based deferred stock units for the three and nine months ended September 30, 2008 was $52 million and $171 million, respectively. Total compensation expense related to stock options, deferred stock units and performance-based deferred stock units for the three and nine months ended September 30, 2007 was $62 million and $149 million, respectively.

At September 30, 2008, the total remaining unrecognized compensation cost related to the performance-based deferred stock units granted in 2008 amounted to $17 million, which will be amortized over the weighted-average remaining requisite service period of 2.25 years. The remaining unrecognized compensation cost for the performance-based deferred stock units may vary each reporting period based on changes in the expected achievement of performance measures.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Liability Plans

In addition, Schering-Plough has two compensation plans that are classified as liability plans under SFAS 123R. Schering-Plough recognized income of $5 million and $26 million, related to these plans for the three and nine months ended September 30, 2008, respectively. For the three and nine months ended September 30, 2007, Schering-Plough recognized expenses of $8 million and $35 million, respectively.

7.	OTHER EXPENSE/(INCOME), NET

The components of other expense/(income), net are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in millions)

Interest cost incurred	$140	$49	$428	$134
Less: amount capitalized on construction	(4)	(4)	(14)	(14)

Interest expense	136	45	414	120
Interest income	(19)	(117)	(58)	(283)
Foreign exchange losses/(gains)	4	(4)	10	(6)
Gain on sales of assets	(160)	—	(177)	—
Mark-to-market gain on fair value of foreign currency options	—	(321)	—	(289)
Ineffective portion of interest rate swaps	—	7	—	7

Total other expense/(income), net	$(39)	$(390)	$189	$(451)

In September 2008, Schering-Plough completed its previously announced divestitures of certain Animal Health products as required by regulatory agencies in the U.S. and Europe in connection with the acquisition of OBS. As a result of these divestitures, Schering-Plough recognized a gain of $160 million ($149 million after tax). In addition, during the nine months ended September 30, 2008, Schering-Plough recognized a gain of $17 million ($12 million after tax) on the sale of a manufacturing site. These gains are included in Gain on sales of assets. Net cash proceeds from the divested animal health products were $210 million.

During 2008 and 2007, Schering-Plough participated in health care refinancing programs adopted by local government fiscal authorities in a major European market. During the three and nine months ended September 30, 2008, Schering-Plough transferred $47 million of its trade accounts receivables owned by a foreign subsidiary to third-party financial institutions without recourse. During the three and nine months ended September 30, 2007, Schering-Plough transferred $69 million and $164 million of its trade accounts receivables owned by a foreign subsidiary to third-party financial institutions without recourse. The transfer of trade accounts receivable qualified as sales of accounts receivable under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” For the three and nine months ended September 30, 2008 and 2007, the transfer of these trade accounts receivable did not have a material impact on Schering-Plough’s Statements of Condensed Consolidated Operations. Cash flows from these transactions are included in the change in accounts receivable in operating activities.

In March 2007, as part of an overall risk management strategy and in consideration of various preliminary financing scenarios associated with the planned acquisition of OBS, Schering-Plough purchased a Euro-denominated currency option (derivative) for a premium of $130 million. In September 2007, Schering-Plough purchased an additional Euro-denominated currency option for $3 million. These derivatives did not qualify for hedge accounting in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133). Accordingly, the change in fair value of these

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

derivatives was recognized in the Statement of Condensed Consolidated Operations. During the three and nine months ended September 30, 2007, Schering-Plough recognized mark-to-market gains of $321 million and $289 million, respectively, on these foreign currency options. These derivative were short-term (trading) in nature and did not hedge a specific financing or investing transaction. Accordingly, the cash impacts of these derivatives were classified as operating cash flows in the Statement of Condensed Consolidated Cash Flows. These derivatives were terminated during the fourth quarter of 2007.

During the second quarter of 2007, Schering-Plough executed a series of interest rate swaps in anticipation of financing the acquisition of OBS. The objective of the swaps was to hedge interest rate payments to be made on future issuances of debt. As such, the swaps were designated as cash flow hedges of future interest rate payments, and in accordance with SFAS 133, the effective portion of the gains and losses on the hedges were reported in other comprehensive income and any ineffective portion was reported in operations. In connection with the Euro-denominated debt issuances during the second half of 2007, portions of the swaps were deemed ineffective during the third quarter of 2007 and Schering-Plough recognized a $7 million loss in the Statement of Condensed Consolidated Operations during the three and nine months ended September 30, 2007. The effective portion of the swaps of $12 million was recorded in other comprehensive income and is being recognized as interest expense over the life of the related debt. The cash flows related to these interest rate swaps are classified as operating cash flows in the Statement of Condensed Consolidated Cash Flows.

8.	INCOME TAXES

Schering-Plough reported a U.S. Net Operating Loss (NOL) carryforward of approximately $1.8 billion on its 2007 tax return, which will be available to offset future U.S. taxable income, in varying amounts, through 2027.

This U.S. NOL carryforward could be materially reduced after examination of Schering-Plough’s income tax returns by the Internal Revenue Service (IRS). Schering-Plough continues to maintain a valuation allowance against its U.S. deferred tax assets, as management cannot conclude that it is more likely than not the benefit of the U.S. net deferred tax assets can be realized.

At September 30, 2008 and December 31, 2007, Schering-Plough had total unrecognized tax benefits of $954 million and $859 million, respectively. The increase primarily relates to additions to tax positions related to 2008 and prior years.

9.	RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS

Schering-Plough has defined benefit pension plans covering eligible employees in the U.S. and certain foreign countries. In addition, Schering-Plough provides post-retirement medical and life insurance benefits primarily to its eligible U.S. retirees and their dependents through its post-retirement benefit plans.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net pension expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in millions)

Service cost	$54	$32	$162	$95
Interest cost	58	32	176	93
Expected return on plan assets	(59)	(31)	(178)	(93)
Amortization, net	7	10	20	30
Settlement	—	—	—	2

Net pension expense	$60	$43	$180	$127

The components of other post-retirement benefits expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in millions)

Service cost	$7	$5	$21	$15
Interest cost	10	7	29	21
Expected return on plan assets	(3)	(3)	(9)	(9)
Amortization, net	1	1	3	3

Net other post-retirement benefits expense	$15	$10	$44	$30

For the three and nine months ended September 30, 2008, Schering-Plough contributed $57 million and $153 million, respectively, to its retirement plans. For the three and nine months ended September 30, 2007, Schering-Plough contributed $113 million and $153 million, respectively, to its retirement plans. Schering-Plough expects to contribute approximately $62 million to its retirement plans during the remainder of 2008.

10.	EARNINGS PER COMMON SHARE

The following table reconciles the components of basic and diluted earnings per common share computations (EPS):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars and shares in millions)

EPS Numerator:
Net income available to common shareholders	$551	$713	$1,202	$1,773
Add: Dilutive 2004 preferred stock dividends	—	18	—	61

Diluted EPS numerator	$551	$731	$1,202	$1,834

EPS Denominator:
Weighted-average shares outstanding for basic EPS	1,626	1,542	1,624	1,511
Dilutive effect of options and deferred stock units	10	27	11	24
Dilutive effect of 2004 preferred shares	—	53	—	61

Weighted-average shares outstanding for diluted EPS	1,636	1,622	1,635	1,596

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Diluted EPS for the three and nine months ended September 30, 2008 is calculated based on net income available to common shareholders of $551 million and $1.2 billion, respectively, and weighted-average diluted shares outstanding of 1,636 million and 1,635 million, respectively. For the three and nine months ended September 30, 2007, Schering-Plough’s 2004 mandatory convertible preferred stock was dilutive under accounting rules. As such, diluted EPS for both periods is calculated based on net income of $731 million and $1.8 billion, respectively, and weighted-average diluted shares outstanding of 1,622 million and 1,596 million, respectively.

During the third quarter of 2007, Schering-Plough’s 2004 mandatory convertible preferred stock converted into 65 million common shares. These common shares are included in the weighted-average shares calculation for the periods after conversion.

For the three months ended September 30, 2008 and 2007, 54 million and 39 million, respectively, of equivalent common shares issuable under Schering-Plough’s stock incentive plans were excluded from the computation of diluted EPS because their effect would have been antidilutive. For the nine months ended September 30, 2008 and 2007, 53 million and 36 million, respectively, of equivalent common shares issuable under Schering-Plough’s stock incentive plans were excluded from the computation of diluted EPS because their effect would have been antidilutive.

For the three and nine months ended September 30, 2008, approximately 91 million common shares obtainable upon conversion of Schering-Plough’s 2007 mandatory convertible preferred stock were excluded from the computation of diluted EPS because their effect would have been antidilutive. For the three and nine months ended September 30, 2007, approximately 79 million common shares obtainable upon conversion of the 2007 preferred stock were excluded from the computation of diluted EPS because their effect would have been antidilutive.

11.	COMPREHENSIVE INCOME/(LOSS)

Comprehensive income/(loss) is comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in millions)

Net income	$589	$750	$1,315	$1,853
Foreign currency translation adjustment	(732)	75	(282)	132
Change in measurement date for pension and other post-retirement liabilities	—	—	—	3
Mark-to-market loss on derivative instruments	—	(47)	—	(12)
Unrealized gain (loss) on investments available for sale	(10)	(3)	(15)	1

Total comprehensive income/(loss)	$(153)	$775	$1,018	$1,977

Comprehensive income for the three and nine months ended September 30, 2007 includes a mark-to-market loss of $47 million and $12 million, respectively, related to a series of three interest rate swaps. The objective of the swaps was to hedge the interest rate payments to be made on future issuances of debt. As such, the swaps were designated as cash flow hedges of future interest payments, and in accordance with SFAS 133, the effective portion of the gains or losses on the hedges were reported in other comprehensive income and any ineffective portion was reported in operations within other expense/(income), net. As of September 30, 2008 and December 31, 2007, there were no open interest rate swaps.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	INVENTORIES

Inventories consisted of the following:

	September 30,	December 31,
	2008	2007
	(Dollars in millions)

Finished products	$1,236	$1,823
Goods in process	1,588	1,729
Raw materials and supplies	557	617

Total inventories and inventory classified in other non-current assets	$3,381	$4,169

The overall decrease in total inventories was primarily due to the amortization of the fair value step-up recorded as part of the OBS acquisition.

Included in Other assets (non-current) at September 30, 2008 and December 31, 2007 was $198 million and $96 million, respectively, of inventory not expected to be sold within one year.

13.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $2,870 million at September 30, 2008, slightly lower than the $2,937 million at December 31, 2007. The decrease was due to foreign currency translation adjustments and a $6 million update to the preliminary purchase price allocation for the OBS acquisition. See Note 2, “Acquisition.”

The components of other intangible assets, net are as follows:

	September 30, 2008			December 31, 2007
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
	(Dollars in millions)

Patents and licenses	$3,894	$334	$3,560	$4,050	$55	$3,995
Trademarks and other	2,807	149	2,658	2,851	67	2,784
Licenses and other	786	588	198	740	515	225

Total other intangible assets	$7,487	$1,071	$6,416	$7,641	$637	$7,004

These intangible assets are amortized on the straight-line method over their respective useful lives. The residual value of intangible assets is estimated to be zero. Amortization expense for the three months ended September 30, 2008 and 2007 was $148 million and $11 million, respectively, and $439 million and $32 million for the nine months ended September 30, 2008 and 2007, respectively. Annual amortization expenses related to these intangible assets for the years 2009 to 2013 is expected to be approximately $580 million.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	BORROWINGS

Schering-Plough’s outstanding borrowings at September 30, 2008 and December 31, 2007 were as follows:

	September 30,	December 31,
	2008	2007
	(Dollars in millions)

Short-term
Commercial paper	$—	$149
Other short-term borrowings and current portion of long-term debt	236	310
Current portion of capital leases	1	2

Total short-term borrowings and current portion of long-term debt	$237	$461

Long-term
5.00% senior unsecured Euro-denominated notes due 2010	$716	$736
Floating rate Euro-denominated term loan due 2012	859	1,619
5.30% senior unsecured notes due 2013	1,247	1,247
5.375% senior unsecured Euro-denominated notes due 2014	2,144	2,205
6.00% senior unsecured notes due 2017	995	995
6.50% senior unsecured notes due 2033	1,143	1,143
6.55% senior unsecured notes due 2037	994	994
Capital leases	20	24
Other long-term borrowings	48	56

Total long-term borrowings, net of current portion	$8,166	$9,019

The decrease in the Floating rate Euro-denominated term loan due 2012 was due to early principal repayments of Euro 200 million ($310 million) in the second quarter of 2008 and Euro 300 million ($469 million) in the third quarter of 2008, and the foreign currency impact. No prepayment penalty was incurred relating to these principal repayments. Schering-Plough also paid down its commercial paper outstanding during the third quarter of 2008. The other changes in outstanding Euro-denominated borrowings at September 30, 2008 were due to foreign currency translation on Euro-denominated debt balances.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	FAIR VALUE MEASUREMENTS

Schering-Plough’s Condensed Consolidated Balance Sheet at September 30, 2008 includes the following assets and liabilities that are measured at fair value on a recurring basis:

		Quoted Prices
		in Active Markets
	Total	for Identical	Significant	Significant
	Fair Value at	Assets and	Other Observable	Unobservable
	September 30,	Liabilities	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
	(Dollars in millions)

Assets
Securities held for employee compensation	$133	$133	$—	$—
Other	13	5	8	—

Total assets	$146	$138	$8	$—

Liabilities
Foreign currency exchange contract	3	—	3	—

Total liabilities	$3	$—	$3	$—

The majority of Schering-Plough’s assets and liabilities measured at fair value on a recurring basis are measured using unadjusted quoted prices in active markets for identical items (Level 1) as inputs, multiplied by the number of units held at the balance sheet date. As of September 30, 2008, assets and liabilities with fair values measured using significant other observable inputs (Level 2) include measurements using quoted prices for identical items in markets that are not active and measurements using inputs that are derived principally from or corroborated by observable market data.

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

Net sales by segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(Dollars in millions)

Human Prescription Pharmaceuticals	$3,539	$2,291	$10,798	$7,209
Animal Health	759	248	2,299	744
Consumer Health Care	278	273	1,057	1,012

Consolidated net sales	$4,576	$2,812	$14,154	$8,965

Net sales for the three and nine months ended September 30, 2008 includes the net sales of products from OBS acquired on November 19, 2007.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Profit by segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008(1)	2007	2008(1)	2007
		(Dollars in millions)

Human Prescription Pharmaceuticals	$653	$468	$1,916	$1,606
Animal Health(2)	222	20	141	66
Consumer Health Care	75	56	243	264
Corporate and other(3)	(292)	288	(778)	189

Income before income taxes	$658	$832	$1,522	$2,125

(1)	For the three months ended September 30, 2008, the Human Prescription Pharmaceuticals and the Animal Health segments’ profits include expense of $112 million and $113 million, respectively, related to purchase accounting items from the OBS transaction. For the nine months ended September 30, 2008, the Human Prescription Pharmaceuticals and the Animal Health segment’s profits include expense of $715 million and $559 million, respectively, related to purchase accounting items from the OBS transaction. See Note 2, “Acquisition” for additional information.

(2)	For the three and nine months ended September 30, 2008, the profits of the Animal Health segment includes the gain on sale of previously announced divestitures of certain Animal Health products of $160 million. See Note 7, “Other Expense / (Income), net,” for additional information.

(3)	For the three and nine months ended September 30, 2008, “Corporate and other” included special and acquisition-related charges of $101 million and $218 million, respectively, related to the Productivity Transformation Program, which includes the ongoing integration of OBS (see Note 4, “OBS Integration and Productivity Transformation Program,” for additional information). For the three and nine months ended September 30, 2007, $20 million and $32 million, respectively, of acquisition-related charges (integration planning) for the planned OBS acquisition is included in “Corporate and other.”

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

Sales of products comprising 10 percent or more of Schering-Plough’s U.S. or international sales for the three and nine months ended September 30, 2008, were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2008
		Percentage of		Percentage of
	Amount	Applicable Sales	Amount	Applicable Sales
	(Dollars in millions)	(%)	(Dollars in millions)	(%)

U.S.
NASONEX	$141	10	$479	11
International
REMICADE	564	17	1,627	16

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the three and nine months ended September 30, 2008, net sales outside the U.S. totaled $3.2 billion and $9.9 billion, respectively. This approximated 70 percent of consolidated net sales for both periods.

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

Except for the matters discussed in the remainder of this Note, the recorded liabilities for contingencies at September 30, 2008, and the related expenses incurred during the three and nine months ended September 30, 2008, were not material. In the opinion of management, based on the advice of legal counsel, the ultimate outcome of these matters, except matters discussed in the remainder of this Note, will not have a material impact on Schering-Plough’s consolidated results of operations, cash flows or financial condition.

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

Earlier this year, after the initial release of ENHANCE data, the FDA stated that it would review the results of the trial. As of the date of filing of this 10-Q, the results of this review have not been issued.

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

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was dismissed on June 29, 2004. The plaintiffs appealed. On August 19, 2005 the U.S. Court of Appeals for the Third Circuit reversed the dismissal by the District Court and the matter has been remanded back to the District Court for further proceedings.

K-DUR Antitrust Litigation

Schering-Plough had settled patent litigation with Upsher-Smith, Inc. (Upsher-Smith) and ESI Lederle, Inc. (Lederle) relating to generic versions of K-DUR, Schering-Plough’s long-acting potassium chloride product supplement used by cardiac patients, for which Lederle and Upsher Smith had filed Abbreviated New Drug Applications. Following the commencement of an FTC administrative proceeding alleging anti-competitive effects from those settlements (which has been resolved in Schering-Plough’s favor), alleged class action suits were filed in federal and state courts on behalf of direct and indirect purchasers of K-DUR against Schering-Plough, Upsher-Smith and Lederle. These suits claim violations of federal and state antitrust laws, as well as other state statutory and common law causes of action. These suits seek unspecified damages. Discovery has been completed.

Third Party Payor Actions

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

Other Matters

Product Liability

Beginning in May of 2007, a number of complaints were filed in various jurisdictions asserting claims against Organon USA, Inc., Organon Pharmaceuticals USA, Inc., Organon International (Organon), and Schering-Plough Corporation arising from Organon’s marketing and sale of NUVARING, a combined hormonal contraceptive vaginal ring. The plaintiffs contend that Organon and Schering-Plough failed to adequately warn of the alleged increased risk of venous thromboembolism (VTE) posed by NUVARING,

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and/or downplayed the risk of VTE. The plaintiffs seek damages for injuries allegedly sustained from their product use, including some alleged deaths, heart attacks and strokes. The majority of the cases are currently pending in a federal Multidistrict litigation venued in Missouri and in New Jersey state court . Other cases are pending in Wisconsin, New York and Georgia.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Schering-Plough Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Schering-Plough Corporation and subsidiaries (the “Company”) as of September 30, 2008, and the related statements of condensed consolidated operations for the three and nine-month periods ended September 30, 2008 and 2007, and the statements of condensed consolidated cash flows for the nine-month periods ended September 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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
October 28, 2008

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

Strategy — Focused on Science

In 2003, soon after Fred Hassan was elected as Chairman of the Board and Chief Executive Officer of Schering-Plough Corporation, he initiated a six-to-eight year strategic plan, called the Action Agenda. A key component of the Action Agenda is applying science to meet unmet medical needs. A core strategy of Schering-Plough is to invest substantial funds in scientific research with the goal of creating therapies and treatments that address important unmet medical needs and also have commercial value. Consistent with this core strategy, Schering-Plough is increasing its investment in research and development. Schering-Plough has been successful in advancing the pipeline and has several late-stage projects that will require sizable resources to complete. As Schering-Plough continues to develop the later-phase pipeline compounds (e.g., golimumab, sugammadex in the U.S., thrombin receptor antagonist, vicriviroc, boceprevir and asenapine), it anticipates higher spending on clinical trial activities. Schering-Plough’s progressing early pipeline includes drug candidates across a wide range of therapeutic areas.

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

Regarding challenges related to the recent cholesterol clinical trials, Schering-Plough’s strategy is centered on emphasizing the science around high LDL cholesterol (low-density lipoprotein, often known as “bad cholesterol”), which medical experts and health advisory groups have long recognized as a significant cardiovascular risk factor and recommended increasingly aggressive treatment of high cholesterol for certain patients. Lowering LDL cholesterol, along with a healthy diet and lifestyle changes, remains the cornerstone of lipid treatment for patients at risk for heart disease. Clinical studies have demonstrated that VYTORIN lowers patients’ LDL cholesterol more than rosuvastatin, atorvastatin and simvastatin at the doses studied and was able to get more patients to the LDL cholesterol goals identified by the National Cholesterol Education Program, Adult Treatment Panel III (ATP III) guidelines. The ENHANCE and Simvastatin and Ezetimibe in Aortic Stenosis (SEAS) clinical trials also demonstrated superior LDL cholesterol lowering with VYTORIN compared to simvastatin (ENHANCE) and placebo (SEAS). See “Outlook” for the current perspective on the effects of these challenges on Schering-Plough’s business.

In April 2008, Schering-Plough announced the Productivity Transformation Program (PTP). The goal of this program, which includes the ongoing integration of OBS, is to create a leaner, stronger company to support Schering-Plough’s goal of building long-term high performance despite the current challenging pharmaceutical industry environment and the particular challenges facing Schering-Plough. This program targets savings of $1.5 billion on an annualized basis by 2012 and is designed to reduce and avoid costs, while increasing productivity. Of the total targeted savings, approximately $1.25 billion are anticipated to be accomplished by the end of 2010 with the balance achieved by 2012. The targeted savings envisioned by this program include those resulting from the previously announced OBS integration synergies. Beyond this program, Schering-Plough anticipates investing in new high priority clinical trials, the pursuit of strategic opportunities, including product launches and anticipates natural cost growth. Approximately 3,000 positions have been eliminated through September 30, 2008.

Results and Highlights for the three and nine months ended September 30, 2008:

•	Schering-Plough’s net sales for the three months ended September 30, 2008 were $4.6 billion, an increase of $1.8 billion, or 63 percent, as compared to the three months ended September 30, 2007. This increase in net sales was primarily due to the contribution of the products from OBS during 2008. Net income available to common shareholders for the three months ended September 30, 2008 was $551 million, as compared to $713 million in the three months ended September 30, 2007. The decrease in Net income available to common shareholders was primarily due to the impact of purchase accounting items from the OBS acquisition and increased interest expense as a result of the issuance of debt in the second half of 2007. These amounts were partially offset by the impacts of a gain on currency options in the 2007 period and a gain on the divestitures of certain Animal Health products in the 2008 period.

•	Schering-Plough’s net sales for the nine months ended September 30, 2008 were $14.2 billion, an increase of $5.2 billion, or 58 percent, as compared to the nine months ended September 30, 2007. The increase was primarily due to the contribution of the products from OBS during 2008. Net income available to common shareholders for the nine months ended September 30, 2008 was $1.2 billion, as compared to $1.8 billion in the nine months ended September 30, 2007. The decrease in Net income available to common shareholders was primarily due to the impact of purchase accounting items from the OBS acquisition and increased interest expense as a result of the issuance of debt in the second half of 2007. These amounts were partially offset by the impacts of a gain on currency options in the 2007 period and a gain on the divestitures of certain Animal Health products in the 2008 period.

•	For the three and nine months ended September 30, 2008, sales of Human Prescription Pharmaceuticals in the U.S., excluding sales from OBS, increased 1 percent and decreased 3 percent, respectively.

•	For the three and nine months ended September 30, 2008, net sales outside the U.S. totaled $3.2 billion and $9.9 billion, respectively. This approximated 70 percent of consolidated net sales for both periods.

•	Increased sales in the nine months ended September 30, 2008, of pharmaceutical products such as REMICADE and TEMODAR as well as increased sales in the Animal Health segment contributed favorably to Schering-Plough’s overall operating results.

•	Global combined net sales of Schering-Plough’s cholesterol franchise products, VYTORIN and ZETIA, decreased 6 percent during the first nine months of 2008 as compared to the first nine months of 2007. Combined net sales of the products VYTORIN and ZETIA in the U.S. decreased 20 percent during the first nine months of 2008 as compared to the first nine months of 2007.

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

Cholesterol Franchise

Schering-Plough’s cholesterol franchise products, VYTORIN and ZETIA, are managed through a joint venture between Schering-Plough and Merck for the treatment of elevated cholesterol levels in all markets outside Japan. ZETIA is Schering-Plough’s novel cholesterol absorption inhibitor. VYTORIN is the combination of ZETIA and Zocor (simvastatin), a statin medication developed by Merck. The financial commitment to compete in the cholesterol-reduction market is shared with Merck, and profits from the sales of VYTORIN and ZETIA are also shared with Merck. The operating results of the joint venture with Merck are recorded using the equity method of accounting.

The cholesterol-reduction market is the single largest pharmaceutical category in the world. VYTORIN and ZETIA are competing in this market. Global total combined sales of VYTORIN and ZETIA for the three and nine months ended September 30, 2008, decreased 13 percent and 6 percent, respectively, as compared to the three and nine months ended September 30, 2007. During the three and nine months ended September 30, 2008, total combined sales of VYTORIN and ZETIA in the U.S. declined 29 percent and 20 percent, respectively, as compared to the three and nine months ended September 30, 2007. During the three and nine months ended September 30, 2008, total combined sales of VYTORIN and ZETIA outside the U.S. increased 37 percent and 40 percent, respectively, as compared to the three and nine months ended September 30, 2007. As of September 2008, total combined prescription share for VYTORIN and ZETIA in the U.S. was down approximately six market share points versus December 2007 from 16.9 percent to 10.9 percent. Media reaction to the release of the results of the ENHANCE clinical trial in early 2008 led some commentators to call for the use of other products, rather than VYTORIN and ZETIA. Continued reductions in the sales and/or market share of Schering-Plough’s cholesterol franchise would have a significant impact on Schering-Plough’s consolidated results of operations and cash flows. In the past, Schering-Plough’s profitability has been largely dependent upon the performance of the cholesterol franchise; while performance of the cholesterol franchise is still material to Schering-Plough, as the product diversity has become stronger (through the OBS acquisition as well as development of other Schering-Plough products) the dependence on the cholesterol franchise is lessening.

Japan is not included in the joint venture with Merck. In the Japanese market, Bayer Healthcare is co-marketing Schering-Plough’s cholesterol-absorption inhibitor, ZETIA, which was approved in Japan in April 2007 as a monotherapy and co-administered with a statin for use in patients with hypercholesterolemia, familial hypercholesterolemia or homozygous sitosterolemia. ZETIA was launched in Japan during June 2007. Schering-Plough’s sales of ZETIA in Japan under the co-marketing agreement with Bayer Healthcare are recognized in net sales and included in Other Pharmaceuticals.

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

The impact of purchase accounting, based on a preliminary valuation, resulted in the following non-cash pre-tax items during the three and nine months ended September 30, 2008:

•	Amortization of inventory adjusted to fair value, which totaled approximately $1.1 billion, will be charged to cost of sales over an approximate one-year period from the acquisition date ($78 million and $840 million for the three and nine months ended September 30, 2008, respectively).

•	Amortization of acquired intangible assets adjusted to fair value, which totaled $6.8 billion will be amortized over a weighted-average life of 15 years to cost of sales ($136 million and $407 million for the three and nine months ended September 30, 2008, respectively).

•	Incremental depreciation relating to the adjustment in fair value on property, plant and equipment of approximately $900 million that will be depreciated over the lives of the applicable plant and equipment primarily to cost of sales ($11 million and $27 million for the three and nine months ended September 30, 2008, respectively).

DISCUSSION OF OPERATING RESULTS

The results of operations for the three and nine months ended September 30, 2008 discussed below, unless otherwise noted, include sales of products and expenses from OBS as well as certain non-cash items relating to purchase accounting associated with the OBS acquisition.

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

Consolidated Net sales for the three months ended September 30, 2008 totaled $4.6 billion, an increase of $1.8 billion or 63 percent compared with the same period in 2007, including an estimated impact of 6 percent from foreign exchange on stand-alone Schering-Plough net sales. For the nine months ended September 30, 2008, consolidated Net sales totaled $14.2 billion, an increase of $5.2 billion or 58 percent as compared to the same period in 2007, including an estimated impact of 7 percent from foreign exchange on stand-alone Schering-Plough net sales. The impact of currency is more pronounced on products and businesses that are concentrated in Europe.

Consolidated Net sales for the three and nine months ended September 30, 2008 included $1.4 billion and $4.2 billion of net sales of products from OBS. The increase in net sales also reflects the growth in sales volumes of human prescription pharmaceutical products such as REMICADE and TEMODAR as well as Animal Health and Consumer Health Care products.

For the three and nine months ended September 30, 2008, Net sales outside the U.S. totaled $3.2 billion and $9.9 billion, respectively. Net sales outside the U.S. approximated 70 percent of consolidated net sales for both periods.

Net sales for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Increase			Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
	(Dollars in millions)		(%)	(Dollars in millions)		(%)

PRESCRIPTION PHARMACEUTICALS	$3,539	$2,291	54%	$10,798	$7,209	50%
REMICADE	564	426	32%	1,627	1,193	36%
TEMODAR	273	215	27%	760	627	21%
NASONEX	258	242	6%	876	821	7%
PEGINTRON	235	221	6%	689	672	3%
CLARINEX/AERIUS	176	171	3%	630	625	1%
FOLLISTIM/PUREGON	142	—	—	450	—	—
NUVARING	118	—	—	330	—	—
CLARITIN Rx	87	83	5%	326	297	10%
INTEGRILIN	84	78	7%	236	241	(2%)
CAELYX	80	64	24%	232	191	22%
ZEMURON	72	—	—	202	—	—
AVELOX	65	78	(17%)	274	269	2%
REBETOL	63	60	5%	193	206	(6%)
REMERON	61	—	—	190	—	—
Other Pharmaceuticals	1,261	653	93%	3,783	2,067	83%
ANIMAL HEALTH	759	248	206%	2,299	744	209%
CONSUMER HEALTH CARE	278	273	2%	1,057	1,012	4%
OTC	160	162	(1%)	550	521	6%
OTC CLARITIN	92	104	(11%)	350	368	(5%)
MIRALAX	31	16	90%	85	30	N/M
Other OTC	37	42	(11%)	115	123	(7%)
Foot Care	96	92	5%	286	272	5%
Sun Care	22	19	11%	221	219	1%

CONSOLIDATED NET SALES	$4,576	$2,812	63%	$14,154	$8,965	58%

N/M — Not a meaningful percentage.

Sales of Human Prescription Pharmaceuticals for the three months ended September 30, 2008, totaled $3.5 billion, a $1.2 billion or 54 percent increase as compared to the three months ended September 30, 2007. Included in the three months ended September 30, 2008 was $896 million of net sales related to the sales of the prescription pharmaceutical products from OBS. Excluding sales of prescription pharmaceutical products from OBS, net sales of Human Prescription Pharmaceuticals increased 1 percent in the U.S. for the three months ended September 30, 2008.

Sales of Human Prescription Pharmaceuticals for the nine months ended September 30, 2008 totaled $10.8 billion, a $3.6 billion or 50 percent increase as compared to the nine months ended September 30, 2007. Included in the nine month sales amounts in 2008 was $2.7 billion of net sales related to the prescription pharmaceutical sales of OBS. Excluding sales of OBS prescription pharmaceuticals, net sales of Human Prescription Pharmaceuticals decreased 3 percent in the U.S in the nine months ended September 30, 2008.

International net sales of REMICADE, for the treatment of immune-mediated inflammatory disorders such as rheumatoid arthritis, early rheumatoid arthritis, ankylosing spondylitis, psoriatic arthritis, plaque psoriasis, Crohn’s disease, pediatric Crohn’s disease and ulcerative colitis, were up $138 million or 32 percent to $564 million for the three months ended September 30, 2008 and $434 million or 36 percent to $1.6 billion for the first nine months of 2008, driven by continued market growth, expanded penetration and a favorable impact from foreign exchange. Competitive products for the indications referred to above were introduced during 2007 and 2008.

Global net sales of TEMODAR Capsules, a treatment for certain types of brain tumors, increased $58 million or 27 percent to $273 million in the third quarter of 2008 due to higher sales in all geographic regions and $133 million or 21 percent to $760 million for the first nine months of 2008. TEMODAR will lose patent exclusivity in the EU in 2009.

Global net sales of NASONEX Nasal Spray, an inhaled nasal corticosteroid for allergies, rose $16 million or 6 percent to $258 million in the third quarter of 2008 and $55 million or 7 percent to $876 million for the first nine months of 2008, due to increased sales in international markets, partially offset by a decline in sales in the United States. Competitive products were introduced in 2007 and 2008.

Global net sales of PEGINTRON, for treating hepatitis C, increased 6 percent to $235 million in the third quarter of 2008 primarily due to the favorable impact of foreign exchange. For the first nine months of 2008, PEGINTRON increased 3 percent to $689 million due to higher sales in international markets including a favorable impact from foreign exchange, tempered by lower sales in Japan and the U.S.

Global net sales of CLARINEX (marketed as AERIUS in many countries outside the U.S.), a non-sedating antihistamine for the treatment of seasonal outdoor allergies and year-round indoor allergies, increased 3 percent to $176 million in the third quarter of 2008 and increased 1 percent to $630 million for the first nine months of 2008 due to increased sales in international markets including a favorable impact of foreign exchange, partially offset by a decline in sales in the United States

Global net sales of FOLLISTIM/PUREGON, a recombinant follicle-stimulating hormone for treating infertility, were $142 million in the third quarter of 2008 and $450 million for the nine months ended September 30, 2008. FOLLISTIM/PUREGON was obtained as part of the OBS acquisition. FOLLISTIM/PUREGON will lose patent exclusivity in the EU in 2009.

Global net sales of NUVARING, a contraception product, were $118 million for the three months ended September 30, 2008 and $330 million for the nine months ended September 30, 2008. NUVARING was obtained as part of the OBS acquisition.

International net sales of prescription CLARITIN increased 5 percent to $87 million in the third quarter of 2008 and increased 10 percent to $326 million for the first nine months of 2008, primarily as a result of favorable foreign exchange.

Global net sales of INTEGRILIN Injection, a glycoprotein platelet aggregation inhibitor for the treatment of patients with acute coronary syndrome, which is sold primarily in the U.S. by Schering-Plough, increased 7 percent to $84 million for the three months ended September 30, 2008. Global net sales of INTEGRILIN decreased 2 percent to $236 million for the first nine months of 2008 due to a decrease in U.S. market size.

International net sales of CAELYX, for the treatment of ovarian cancer, metastatic breast cancer and Kaposi’s sarcoma, increased 24 percent to $80 million in the third quarter of 2008 and 22 percent to $232 million for the first nine months of 2008, primarily due to higher sales across Europe.

Global net sales of ZEMURON, a muscle relaxant used in surgical procedures, were $72 million in the third quarter of 2008 and $202 million in the first nine months of 2008. ZEMURON was obtained as part of the OBS acquisition. ZEMURON lost patent exclusivity in the U.S. in October 2008 and will lose patent exclusivity in the EU in 2009.

Net sales of AVELOX, a fluoroquinolone antibiotic for the treatment of certain respiratory and skin infections, sold primarily in the U.S. by Schering-Plough as a result of its license agreement with Bayer, decreased 17 percent to $65 million in the third quarter of 2008 reflecting a decline in the U.S. respiratory tract infection market. Net sales of AVELOX for the first nine months of 2008 increased 2 percent to $274 million primarily as a result of increased market share tempered by an overall market decline.

Global net sales of REBETOL Capsules, for use in combination with PEGINTRON or INTRON A for treating hepatitis C, increased 5 percent to $63 million in the third quarter of 2008. Sales decreased 6 percent to $193 million in the first nine months of 2008 due to lower sales in Japan.

Global net sales of REMERON, an antidepressant, were $61 million in the third quarter of 2008 and $190 million in the first nine months of 2008. REMERON was obtained as part of the OBS acquisition.

Other pharmaceutical net sales include a large number of lower sales volume prescription pharmaceutical products and included approximately $500 million and approximately $1.5 billion of net sales of the human health segment of OBS for the third quarter and the first nine months of 2008, respectively. Several of these products are sold in limited markets outside the U.S., and many are multiple source products no longer protected by patents. These products include treatments for respiratory, cardiovascular, dermatological, infectious, oncological and other diseases.

Global net sales of Animal Health products increased 206 percent in the third quarter of 2008 to $759 million and 209 percent to $2.3 billion for the first nine months of 2008. Included in global Animal Health net sales was $503 million and $1.5 billion from the animal health segment of OBS for the third quarter and the first nine months of 2008, respectively. Sales for the three and nine months ended September 30, 2008 benefited from growth in all geographic regions. In Europe, Schering-Plough launched a vaccine for bluetongue disease (Bovilis BTV8) in 2008, and has seen increasing market penetration. Bluetongue disease is a devastating disease of cattle and sheep caused by a virus which was first identified in Northern Europe in 2006. Schering-Plough has also had a successful recent launch of NORVAX Compact PD, a patented fish vaccine. The Animal Health segment also benefited from foreign exchange. The Animal Health segment’s sales growth rate is impacted by intense competition and frequent introductions of generic products. In September 2008, Schering-Plough completed the previously announced divestitures of certain animal health products in connection with conditions set forth by the European Commission as part of the acquisition of Intervet. Net sales of the previously announced divested products were not material.

Global net sales of Consumer Health Care products, which include OTC, foot care and sun care products, increased 2 percent to $278 million in the third quarter of 2008. The increase in the third quarter of 2008 was mainly due to higher sales of MiraLAX, which was launched in February 2007 as the first Rx-to-OTC switch in the laxative category in more than 30 years, partially offset by lower sales of OTC CLARITIN. Global net sales of Consumer Health Care products for the first nine months of 2008 increased 4 percent to $1.1 billion. This growth was primarily due to sales of MiraLAX and foot care products partially offset by lower sales of OTC CLARITIN. OTC CLARITIN will continue to face competition from a cetirizine-based allergy product and other store brands. Future sales in the Consumer Health Care segment are difficult to predict because the consumer health care market is highly competitive, with heavy advertising to consumers and frequent competitive product introductions.

Costs, Expenses and Equity Income

A summary of costs, expenses and equity income for the three and nine months ended September 30, 2008 and 2007 is as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Increase			Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
	(Dollars in millions)%			(Dollars in millions)%

Gross margin	62.0%	67.1%	(5.1%)	59.1%	68.3%	(9.2%)
Selling, general and administrative (SG&A)	$1,660	$1,262	32%	$5,208	$3,833	36%
Research and development (R&D)	893	669	33%	2,679	2,071	29%
Other expense/(income), net	(39)	(390)	N/M	189	(451)	N/M
Special and acquisition related charges	101	20	N/M	218	32	N/M
Equity income from cholesterol joint venture	(434)	(506)	(14%)	(1,444)	(1,483)	(3%)

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

Gross margin

Gross margin decreased to 62.0 percent in the third quarter of 2008 and 59.1 percent for the first nine months of 2008 as compared to 67.1 percent and 68.3 percent for the third quarter and first nine months of 2007, respectively. Gross margin for the three and nine months ended September 30, 2008 was unfavorably impacted by $221 million and $1.3 billion, respectively, of purchase accounting items included in cost of sales. These purchase accounting items resulted from the amortization of fair values of certain assets acquired as part of the OBS acquisition.

Selling, general and administrative

Selling, general and administrative expenses (SG&A) were $1.7 billion in the third quarter of 2008 and $5.2 billion in the first nine months of 2008, up 32 percent and 36 percent, respectively, versus both prior year periods. These increases in SG&A are primarily due to the inclusion of expenses from OBS and the impact of foreign exchange partially offset by PTP savings.

Research and development

Research and development (R&D) spending increased 33 percent to $893 million in the third quarter of 2008 and 29 percent to $2.7 billion in the first nine months of 2008. R&D spending in the third quarter and first nine months of 2007 included $20 million and $176 million, respectively, related to upfront payments made for licensing transactions. The increase in R&D spending as compared to 2007 reflects increased spending as a result of the OBS acquisition as well as higher spending for clinical trials and related activities and investments to build greater breadth and capacity to support the continued expansion of Schering-Plough’s pipeline. Changes in R&D spending from period to period also reflect the timing of Schering-Plough’s funding of both internal research efforts and research collaborations with various partners to discover and develop a steady flow of innovative products.

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

Other expense/(income), net

Schering-Plough had $39 million of other income, net, for the three months ended September 30, 2008 and $189 million of other expense, net, for the nine months ended September 30, 2008, as compared to $390 million and $451 million of other income, net, for the three and nine months ended September 30, 2007, respectively. Interest expense was higher for the three and nine months ended September 30, 2008 due to the issuance of new debt in connection with the acquisition of OBS in the second half of 2007. Other income, net, for the three months ended September 30, 2008 includes $160 million ($149 million after tax) of gain on sale of the previously announced divestitures of certain Animal Health products as required by regulatory agencies in U.S. and Europe in connection with the acquisition of OBS. In addition, during the nine months ended September 30, 2008, Schering-Plough recognized a gain of $17 million ($12 million after tax) on the sale of a manufacturing site. Other income, net, for the third quarter and first nine months of 2007 included mark-to-market gains on foreign currency options of $321 million and $289 million.

Special and acquisition-related charges

Special and acquisition-related charges relate to PTP activities which include the ongoing integration of the OBS business. Special and acquisition-related charges for the three and nine months ended September 30, 2008 were $101 million and $218 million, respectively. The costs for the three and nine months ended September 30, 2008 included $93 million and $177 million, respectively, of employee termination costs. The remaining charges related to integration activities. For the three and nine months ended September 30, 2007, special and acquisition-related charges were $20 million and $32 million, respectively.

The following table summarizes the charges, cash payments and liabilities related to employee termination costs through September 30, 2008, excluding purchase accounting items:

	Employee
	Termination
	Costs(a)
	(Dollars in millions)

Accrued liability at December 31, 2007	$23	(b)
Charges	177
Cash payments	(65)

Accrued liability at September 30, 2008	$135

(a)	Recorded to special and acquisition-related charges.

(b)	Represents employee termination costs recorded under SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” in the fourth quarter of 2007.

Equity income

Sales of the Merck/Schering-Plough cholesterol joint venture for the three and nine months ended September 30, 2008 totaled $1.1 billion and $3.5 billion, respectively, as compared to $1.3 billion and $3.7 billion for the three and nine months September 30, 2007.

The companies bear the costs of their own general sales forces and commercial overhead in marketing joint venture products around the world. In the U.S., Canada and Puerto Rico, the cholesterol agreements provide for a reimbursement to each company for physician details that are set on an annual basis, and in Italy, a contractual amount is included in the profit sharing calculation that is not reimbursed. In the U.S.,

Canada and Puerto Rico, this amount is equal to each company’s agreed physician details multiplied by a contractual fixed fee. Schering-Plough reports these amounts as part of equity income from the cholesterol joint venture. These amounts do not represent a reimbursement of specific, incremental and identifiable costs for Schering- Plough’s detailing of the cholesterol products in these markets. In addition, these amounts are not reflective of Schering-Plough’s sales effort related to the joint venture, as Schering-Plough’s sales force and related costs associated with the joint venture are generally estimated to be higher.

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

The allergy/asthma agreements provided for the joint development and marketing by the companies of a once-daily, fixed-combination tablet containing loratadine/montelukast. On April 25, 2008, the Merck/Schering-Plough joint venture received a not-approvable letter from the FDA for the proposed fixed combination of loratadine/montelukast. During the second quarter of 2008 the respiratory joint venture was terminated in accordance with the agreements. This action has no impact on the cholesterol joint venture. As a result of the termination of the respiratory joint venture, Schering- Plough expects to receive payments totaling $105 million from Merck which Schering-Plough will recognize during 2008. During the three and nine months ended September 30, 2008, the Merck/Schering-Plough joint venture allocated $19 million and $83 million, respectively, of this amount to Schering-Plough, which is included in equity income.

Equity income from the Merck/Schering-Plough cholesterol joint venture totaled $434 million and $1.4 billion for the three and nine months ended September 30, 2008, respectively, as compared to $506 million and $1.5 billion for the three and nine months ended September 30, 2007, respectively. The decrease in 2008 equity income amounts compared to 2007 reflects sales declines of VYTORIN and ZETIA in the U.S. partially offset by sales growth internationally.

It should be noted that Schering-Plough incurs substantial selling, general and administrative and other costs, which are not reflected in equity income from the cholesterol joint venture and instead are included in the overall cost structure of Schering-Plough.

Provision for Income Taxes

Tax expense was $69 million and $207 million for the three and nine months ended September 30, 2008, respectively. Tax expense was $82 million and $272 million for the three and nine months ended September 30, 2007, respectively. The tax provision for the three and nine months ended September 30, 2008 included tax benefits of $54 million and $192 million, respectively, primarily related to the amortization of fair values of certain assets acquired as part of the OBS acquisition. The income tax expense primarily relates to foreign taxes and does not include any benefit related to U.S. operating losses.

Schering-Plough reported a U.S. Net Operating Loss (NOL) carryforward of approximately $1.8 billion on its 2007 tax return, which will be available to offset future U.S. taxable income, in varying amounts, through 2027. This U.S. NOL carryforward could be materially reduced after examination of Schering-Plough’s income tax returns by the Internal Revenue Service (IRS). Schering-Plough continues to maintain a valuation allowance against its U.S. deferred tax assets, as management cannot conclude that it is more likely than not the benefit of the U.S. net deferred tax assets can be realized.

LIQUIDITY AND FINANCIAL RESOURCES

Discussion of Cash Flow

	Nine Months Ended
	September 30,
	2008	2007
	(Dollars in
	millions)

Cash flow provided by operating activities	$2,575	$1,248
Cash flow (used for)/provided by investing activities	(244)	2,637
Cash flow (used for)/provided by financing activities	(1,416)	5,788

Operating Activities

In the first nine months of 2008, operating activities provided $2.6 billion of cash, compared with net cash provided by operations of $1.2 billion in the first nine months of 2007. The increase is primarily due to the absence of special and acquisition-related payments associated with the settlement of the Massachusetts Investigation in 2007 and the purchase of a currency option related to the acquisition of OBS. The increase also reflects the inclusion of the OBS business.

Investing Activities

Net cash used for investing activities during the first nine months of 2008 was $244 million and primarily relates to capital expenditures of $542 million partially offset by the proceeds from divested products of $241 million. Net cash provided by investing activities for the first nine months of 2007 was $2.6 billion and included a net reduction of short-term investments partially offset by capital expenditures.

Financing Activities

Net cash used for financing activities was $1.4 billion for the first nine months of 2008, compared to $5.8 billion of cash provided by financing activities for the same period in 2007. Uses of cash for financing activities for the nine months ended September 30, 2008 included the pay down of Euro-denominated long-term debt of Euro 500 million ($779 million), payment of dividends on common and preferred shares of $430 million and pay down of commercial paper and other short-term debt outstanding of $207 million. Net cash provided by financing activities for the nine months ended September 30, 2007 included net proceeds on the issuance of common and preferred shares of approximately $1.5 billion and $2.4 billion, respectively, and net proceeds of approximately $2.0 billion on the issuance of long-term debt.

Other Discussion of Cash Flows

At September 30, 2008, Schering-Plough had net debt (total debt less cash, cash equivalents and short-term investments) of approximately $5.2 billion. Cash generated from operations and available cash and short-term investments are expected to provide Schering-Plough with the ability to fund cash needs for the intermediate term.

In July 2007, Schering-Plough made a cash payment of $98 million for tax and interest due in connection with an examination by the IRS of Schering-Plough’s 1997-2002 federal income tax returns.

Borrowings and Credit Facilities

At September 30, 2008 and December 31, 2007, short-term borrowings and current portion of long-term debt totaled $237 million and $461 million, respectively. There was no outstanding commercial paper at September 30, 2008 as Schering-Plough paid down its entire $149 million in outstanding commercial paper during the three months ended September 30, 2008.

Total debt at September 30, 2008 was $8.4 billion, lower than the total debt balance at December 31, 2007 of $9.5 billion. Total debt includes Euro-denominated notes and a Euro-denominated term loan. The reduction in the total debt balance primarily related to the pay down in the Euro-denominated term loan and the pay down of commercial paper. Early principal repayments of Euro 200 million ($310 million) in the second quarter of 2008 and Euro 300 million ($469 million) in the third quarter of 2008 resulted in a decrease in the Floating rate Euro-denominated term loan due 2012. There was no prepayment penalty associated with these principal payments. In addition, Schering-Plough paid down its outstanding commercial paper of $149 million.

Schering-Plough has a $2.0 billion credit facility with a syndicate of banks available for general corporate purposes. This facility has a floating interest rate, matures in August 2012 and is used primarily to support Schering-Plough’s commercial paper borrowings. As of September 30, 2008, no borrowings were outstanding under this facility.

Schering-Plough’s current unsecured senior credit ratings and ratings review status are as follows:

Senior Unsecured Credit Ratings	Long-Term	Short-Term	Long-Term Review Status

Moody’s Investors Service	Baa1	P-2	Negative Outlook
Standard and Poor’s	A-	A-2	Stable
Fitch Ratings	BBB+	F-2	Stable

During the three months ended September 30, 2008, Standard and Poor’s and Fitch Ratings changed their Long Term Review Status on Schering-Plough’s credit ratings from Negative Watch to Stable.

Schering-Plough paid down its entire commercial paper borrowings of $149 million during the three months ended September 30, 2008. From a cash perspective, Schering-Plough remains invested in highly-liquid and highly-rated securities. Further, Schering-Plough is not relying on commercial paper to fund current liquidity needs. Prior to the recent credit crisis, Schering-Plough reduced its exposure to commercial paper and currently has no outstanding commercial paper. Schering-Plough remains focused on the credit markets and continues to closely monitor the broader financial and economic situation. Schering-Plough believes the ability of commercial paper issuers, such as Schering-Plough, with one or more short-term credit ratings of P-2 from Moody’s, A-2 from S&P and/or F-2 from Fitch to issue or rollover outstanding commercial paper can, at times, be less than that of companies with higher short-term credit ratings. Further, the total amount of commercial paper capacity available to these issuers, such as Schering-Plough, is typically less than that of higher-rated companies. In addition, Schering-Plough’s ability to issue commercial paper in the future is dependent on capital market conditions at that time. Schering-Plough’s sizable lines of credit with commercial banks as well as cash and short-term investments held by U.S. and international subsidiaries serve as alternative sources of liquidity.

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

Pricing Pressures

As described more specifically in Note 17, “Legal, Environmental and Regulatory Matters,” under Item 1, “Financial Statements,” the pricing, sales and marketing programs and arrangements, and related business practices of Schering-Plough and other participants in the health care industry are under increasing scrutiny from federal and state regulatory, investigative, prosecutorial and administrative entities. These entities include the Department of Justice and its U.S. Attorney’s Offices, the Office of Inspector General of the Department of Health and Human Services, the FDA, the Federal Trade Commission (FTC) and various state Attorneys’ General offices. Many of the health care laws under which certain of these governmental entities operate, including the federal and state anti-kickback statutes and statutory and common law false claims laws, have been construed broadly by the courts and permit the government entities to exercise significant discretion. In the event that any of those governmental entities believes that wrongdoing has occurred, one or more of them could institute civil or criminal proceedings, which, if instituted and resolved unfavorably, could subject Schering-Plough to substantial fines, penalties and injunctive or administrative remedies, including exclusion from government reimbursement programs. Schering-Plough also cannot predict whether any investigations will affect its marketing practices or sales. Any such result could have a material adverse impact on Schering-Plough’s results of operations, cash flows, financial condition, or its business.

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

See Part II, OTHER INFORMATION, “Recent Cholesterol Clinical Trials.” Given the current uncertainties in the cholesterol markets, it remains difficult to predict the long-term performance of the cholesterol franchise. Currently, Schering-Plough anticipates that net sales by the Merck/Schering-Plough cholesterol joint venture of VYTORIN and ZETIA in the U.S. will decline on a year-over-year basis in the fourth quarter of 2008. Further, wholesalers, retail chains and other trade buyers in the U.S. have changed their buying patterns to reduce their inventory levels, and may make further changes, that may also impact future sales. Based on the expectation of lower U.S. sales from the Merck/Schering-Plough cholesterol joint venture, Schering-Plough expects that equity income will be lower in the fourth quarter of 2008 than it was in each of the first three quarters of 2008.

Schering-Plough expects R&D spending to be higher in the fourth quarter of 2008 than it was in the third quarter of 2008.

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

Schering-Plough’s rebate accruals for federal and state governmental programs, including Medicaid and Medicare Part D, at September 30, 2008 and 2007 were $130 million and $115 million, respectively. Commercial discounts, returns and other rebate accruals at September 30, 2008 and 2007 were $419 million and $366 million, respectively. These accruals are established in the period that the related revenue was recognized, resulting in a reduction to sales and the establishment of liabilities, which are included in total current liabilities, or in the case of returns and other receivable adjustments, an allowance provided against accounts receivable.

The following summarizes the activity in the accounts related to accrued rebates, sales returns and discounts for the nine months ended September 30, 2008 and 2007:

	2008	2007
	(Dollars in millions)

Accrued rebates/returns/discounts, beginning of period	$526	$486

Provision for rebates	566	440
Adjustment to prior-year estimates	(7)	(19)
Payments	(544)	(404)

	15	17

Provision for returns	112	121
Purchase-accounting adjustments(1)	(9)	—
Adjustment to prior-year estimates	(4)	(24)
Returns	(91)	(92)

	8	5

Provision for discounts	665	534
Adjustment to prior-year estimates	(6)	—
Discounts granted	(659)	(561)

	—	(27)

Accrued rebates/returns/discounts, end of period	$549	$481

(1)	For the nine months ended September 30, 2008, purchase-accounting adjustments include $9 million related to the reversal of return reserves recorded as part of the purchase accounting for OBS. This reversal was recorded as a reduction to goodwill.

In formulating and recording the above accruals, management utilizes assumptions and estimates that include historical experience, wholesaler data, the projection of market conditions, the estimated lag time between sale and payment of a rebate, utilization estimates, and forecasted product demand amounts.

As part of its review of these accruals, management performs a sensitivity analysis that considers differing assumptions, which are most subject to judgment in its rebate accrual calculation. Based upon Schering-Plough’s sensitivity analysis, reasonably possible changes to assumptions related to rebate accruals could favorably or unfavorably impact 2008 net sales and income before income taxes in an annual amount of $19 million.

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

Management, including the chief executive officer and the chief financial officer, has evaluated Schering-Plough’s disclosure controls and procedures as of the end of the quarterly period covered by this 10-Q and has concluded that Schering-Plough’s disclosure controls and procedures are effective. They also concluded that there were no changes in Schering-Plough’s internal control over financial reporting that occurred during Schering-Plough’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, Schering-Plough’s internal control over financial reporting. Schering-Plough is replacing and upgrading a number of information systems, and commencing in the first quarter of 2008, integrating the Organon BioSciences N.V. human and animal health businesses. The overall integration process will be ongoing for several years.

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

Because the cancer data from the SEAS clinical trial involve only 158 patients, the higher cancer incidence may be a result of chance and not attributable to VYTORIN. Accordingly, to better understand the possible implications of these unexpected cancer data, the University of Oxford Clinical Trial Service Unit and Epidemiological Studies Unit (CTSU) performed an independent analysis of the combined cancer results from two other, ongoing studies involving VYTORIN. The SHARP (Study of Heart and Renal Protection) clinical trial, is a randomized, placebo-controlled trial of VYTORIN in 9,400 patients with chronic kidney disease. The other clinical trial, IMPROVE-IT (Examining Outcomes in Subjects With Acute Coronary Syndrome: Vytorin (Ezetimibe/Simvastatin) vs Simvastatin), is a randomized, double-blind trial of VYTORIN compared to simvastatin alone in patients with acute coronary disease. Currently, there are more than 12,000 patients enrolled in the IMPROVE-IT clinical trial, with a total planned enrollment of up to 18,000. The SEAS clinical trial, by contrast, included 1,873 patients. CTSU worked independently of Schering-Plough, Merck and the Merck/Schering-Plough cholesterol joint venture to perform the analysis.

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

Material pending legal proceedings involving Schering-Plough are described in Part I, Item 3, “Legal Proceedings,” of the 2007 10-K/A. The following discussion is limited to material developments to previously reported proceedings and new material legal proceedings, which Schering-Plough, or any of its subsidiaries, became a party during the quarter ended September 30, 2008, or subsequent thereto, but before the filing of this report. This section should be read in conjunction with Part I, Item 3, “Legal Proceedings” in the 2007 10-K/A.

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

Schering-Plough’s stock price declined significantly in early 2008, from $26.64 (closing price) on December 31, 2007 to a 2008 low of $12.76 (closing price) on October 27, 2008 to $14.05 (closing price) on October 28, 2008, the day before this 10-Q was filed. During the same time period (December 31, 2007 to October 28, 2008) the S&P 500 declined approximately 36 percent.

Investigation and Inquiries.  Through the date of filing this 10-Q, Schering-Plough, the joint venture and/or its joint venture partner, Merck, have received a number of governmental inquiries and have been the subject of a number of investigations. These include several letters from Congress, including the House

Committee on Energy and Commerce, the House Subcommittee on Oversight and Investigations, and the ranking minority member of the Senate Finance Committee, collectively seeking a combination of witness interviews, documents and information on a variety of issues related to the Merck/Schering-Plough cholesterol joint venture’s ENHANCE clinical trial, the companies’ sale and promotion of VYTORIN, as well as sales of stock by certain of the companies’ corporate officers (including an executive vice president of Schering-Plough) since April 2006. These also include several subpoenas from state officials, including State Attorneys General, and requests for information from U.S. Attorneys and the Department of Justice seeking similar information and documents.

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

Patent Challenges Under the Hatch-Waxman Act

Although Schering-Plough does not currently believe any pending Paragraph IV certification proceeding under the Hatch-Waxman Act is material, because there is frequently media and investor interest in such proceedings, Schering-Plough is listing the pending proceedings each quarter. Currently, the following are pending:

•	in July 2007, Schering-Plough and its licensor, Cancer Research Technologies, Limited, filed a patent infringement action against companies seeking approval of a generic version of certain strengths of TEMODAR capsules;

•	in March 2007, Schering-Plough and an entity jointly owned with Merck filed a patent infringement action against companies seeking approval of a generic version of ZETIA; and

•	in September 2006 and dates thereafter, Schering-Plough filed patent infringement actions against companies seeking approval of generic versions of CLARINEX Tablets, CLARINEX Reditabs, CLARINEX D-24, and CLARINEX D-12.

Item 1A.	Risk Factors

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

Schering-Plough’s ability to generate profits and operating cash flow depends largely upon the continued profitability of Schering-Plough’s cholesterol franchise, consisting of VYTORIN and ZETIA, and other key products such as REMICADE, NASONEX, TEMODAR, PEGINTRON, CLARINEX, FOLLISTIM, AVELOX, CLARITIN and NUVARING. As a result of Schering-Plough’s dependence on key products, any event that adversely affects any of these products or the markets for any of these products could have a significant impact on results of operations and cash flows. These events could include loss of patent protection, increased costs associated with manufacturing, generic or OTC availability of Schering-Plough’s product or a competitive product, the discovery of previously unknown side effects, increased competition from the introduction of new, more effective treatments and discontinuation or removal from the market of the product for any reason.

There is a high risk that funds invested in research will not generate financial returns because the development of novel drugs requires significant expenditures with a low probability of success.

There is a high rate of failure inherent in the research to develop new drugs to treat diseases. As a result, there is a high risk that funds invested by Schering-Plough in research programs will not generate financial returns. This risk profile is compounded by the fact that this research has a long investment cycle. To bring a pharmaceutical compound from the discovery phase to market may take a decade or more and failure can occur at any point in the process, including later in the process after significant funds have been invested.

Schering-Plough’s success is dependent on the successful development and marketing of new products, which are subject to substantial risks.

Products that appear promising in development may fail to reach market for numerous reasons, including the following:

•	findings of ineffectiveness, superior safety or efficacy of competing products, or harmful side effects in clinical or pre-clinical testing;

•	failure to receive the necessary regulatory approvals, including delays in the approval of new products and new indications, and increasing uncertainties about the time required to obtain regulatory approvals and the benefit/risk standards applied by regulatory agencies in determining whether to grant approvals;

•	lack of economic feasibility due to manufacturing costs or other factors; and

•	preclusion from commercialization by the proprietary rights of others.

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

Additionally, certain foreign governments have indicated that compulsory licenses to patents may be granted in the case of national emergencies, which could diminish or eliminate sales and profits from those regions and negatively affect Schering-Plough’s results of operations. Further, recent court decisions relating to other companies’ U.S. patents, potential U.S. legislation relating to patent reform, as well as regulatory initiatives may result in further erosion of intellectual property protection.

Patent disputes can be costly to prosecute and defend and adverse judgments could result in damage awards, increased royalties and other similar payments and decreased sales.

Patent positions can be highly uncertain and patent disputes in the pharmaceutical industry are not unusual. An adverse result in a patent dispute involving Schering-Plough’s patents, or the patents of its collaborators, may lead to a determination by a court that the patent is not infringed, is invalid, and/or is unenforceable. Such an adverse determination could lead to Schering-Plough’s loss of market exclusivity. An adverse result in a patent dispute alleging that Schering-Plough has infringed patents held by a third party may lead to a determination by a court that the patent is infringed, valid, and enforceable. Such an adverse determination may preclude the commercialization of Schering-Plough’s products and/or may lead to significant financial damages for past and ongoing infringement. Due to the uncertainty surrounding patent litigation, parties may settle patent disputes by obtaining a license under mutually agreeable terms in order to decrease risk of an interruption in manufacturing and/or marketing of its products.

The potential for litigation regarding Schering-Plough’s intellectual property rights always exists and litigation may be initiated by third parties attempting to abridge Schering-Plough’s rights. Even if Schering-Plough is ultimately successful in a particular dispute, Schering-Plough may incur substantial costs in defending its patents and other intellectual property rights. See “Patent Challenges Under the Hatch-Waxman Act” in Part II, Item 1, “Legal Proceedings” for a list of current Paragraph IV certifications for Schering-Plough products.

Multi-jurisdictional regulations, including those establishing Schering-Plough’s ability to price products, may negatively affect Schering-Plough’s sales and profit margins.

Schering-Plough faces increasing pricing pressure globally from managed care organizations, institutions and government agencies and programs that could negatively affect Schering-Plough’s sales and profit margins. For example, in the U.S., the Medicare Prescription Drug Improvement and Modernization Act of 2003 contains a prescription drug benefit for individuals who are eligible for Medicare. The prescription drug benefit became effective on January 1, 2006 and has resulted in increased use of generics and increased purchasing power of those negotiating on behalf of Medicare recipients, which in turn has resulted in increased price pressure on Schering-Plough’s products.

In addition to legislation concerning price controls, other trends could adversely affect Schering-Plough’s sales and profit margins. These trends include legislative or regulatory action relating to pharmaceutical pricing and reimbursement, health care reform initiatives, drug importation legislation and involuntary approval of medicines for OTC use. These trends also include non-governmental initiatives and practices such as consolidation among customers, managed care practices and health care costs containment. Increasingly, market approval, reimbursement of products, prescribers’ practices and policies of third-party payors may be influenced by health technology assessments by the National Institute for Health and Clinical Excellence in the UK and other such organizations.

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

With its acquisition of OBS, Schering-Plough acquired products in additional therapeutic areas. Each therapeutic area presents a different risk profile, including different benefits and safety issues that must be balanced by Schering-Plough and regulators as various research and development and marketing decisions are made; unique product liability risks; different patient and prescriber priorities; and different societal pressures. While adding new therapeutic areas may strengthen Schering-Plough’s business by increasing sales and profits; making the combined company more relevant to patients and prescribers; and diversifying enterprise risk across more areas, such positives may not outweigh the additional risk in a particular therapeutic area or could result in unanticipated costs that could have a significant adverse impact on results of operations and cash flows.

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

The pricing, sales and marketing programs and arrangements and related business practices of Schering-Plough and other participants in the health care industry are under increasing scrutiny from federal and state regulatory, investigative, prosecutorial and administrative entities. These entities include the Department of Justice and its U.S. Attorneys’ Offices, the Office of Inspector General of the Department of Health and

Human Services, the FDA, the Federal Trade Commission and various state Attorneys General offices. Many of the health care laws under which certain of these governmental entities operate, including the federal and state anti-kickback statutes and statutory and common law false claims laws, have been construed broadly by the courts and permit the government entities to exercise significant discretion. In the event that any of those governmental entities believes that wrongdoing has occurred, one or more of them could institute civil or criminal proceedings which, if resolved unfavorably, could subject Schering-Plough to substantial fines, penalties and injunctive or administrative remedies, including exclusion from government reimbursement programs. In addition, an adverse outcome to a government investigation could prompt other government entities to commence investigations of Schering-Plough or cause those entities or private parties to bring civil claims against it. Schering-Plough also cannot predict whether any investigations will affect its marketing practices or sales. Any such result could have a material adverse impact on Schering-Plough’s results of operations, cash flows, financial condition, or its business.

A number of governmental entities in the U.S. have made inquiries or initiated investigations into the timing and disclosures relating to the ENHANCE clinical trial, as well as the timing of certain stock sales by an executive vice president. These include several letters from Congress, investigations by state Attorneys General offices, and requests for information from U.S. Attorneys’ Offices and the Department of Justice.

Regardless of the merits or outcomes of any investigation, government investigations are costly, divert management’s attention from Schering-Plough’s business and may result in substantial damage to Schering-Plough’s reputation.

There are other legal matters in which adverse outcomes could negatively affect Schering-Plough’s results of operations, cash flows, financial condition, or business.

Unfavorable outcomes in other pending litigation matters, or in future litigation, including litigation concerning product pricing, securities law violations, product liability claims, ERISA matters, patent and intellectual property disputes, and antitrust matters could preclude the commercialization of products, negatively affect the profitability of existing products and subject Schering-Plough to substantial fines, penalties and injunctive or administrative remedies, including exclusion from government reimbursement programs. Any such result could materially and adversely affect Schering-Plough’s results of operations, cash flows, financial condition, or business.

Further, aggressive plaintiffs counsel often file litigation on a wide variety of allegations whenever there is media attention or negative discussion about the efficacy or safety of a product and whenever the stock price is volatile; even when the allegations are groundless, Schering-Plough may need to expend considerable funds and other resources to respond to such litigation.

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

There was significant negative media surrounding the release of the ENHANCE results. As the Merck/Schering-Plough cholesterol joint venture’s ENHANCE and SEAS clinical trial results are further reviewed, VYTORIN and ZETIA may receive additional media attention, which could lead to reduced sales, or affect enrollment in clinical trials. In the nine months ended September 30, 2008, sales of VYTORIN and ZETIA in the U.S. decreased by 20 percent compared to the nine months ended September 30, 2007. If sales of these products continue to trend down further in the U.S., Schering-Plough’s results of operations, cash flow, financial position, business and prospects could also be materially adversely affected. In addition, current or future investigations, analysis of the ENHANCE and SEAS data by various agencies, litigation concerning the sale and promotion of these products, or the securities and other class action litigation relating to such matters could, if resolved unfavorably to Schering-Plough or the joint venture, have a material adverse effect on Schering-Plough’s results of operations, cash flow and financial position.

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

If previously unknown side effects are discovered or if there is an increase in negative publicity regarding known side effects of any of Schering-Plough’s products, it could significantly reduce demand for the product or require Schering-Plough to take actions that could negatively affect sales, including removing the product from the market, restricting its distribution or applying for labeling changes. Further, in the current environment in which all pharmaceutical companies operate, Schering-Plough is at risk for product liability claims for its products.

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

A majority of Schering-Plough’s operations are outside the U.S. With the acquisition of OBS in late 2007, Schering-Plough’s global operations in Human Prescription Pharmaceuticals and Animal Health increased. Acquisitions, such as the recently completed purchase of OBS, further expanded the size, scale and scope of Schering-Plough’s global operations. Risks inherent in conducting a global business include:

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

As the two companies are combined, the workforces of Schering-Plough and OBS will continue to face uncertainties until the completion of the integration phase. Cultural integration particularly in trans-Atlantic transactions are complex and can take several years. Although substantial efforts are being made to complete the integration phase of the OBS acquisition as quickly as possible, it is difficult to predict how long the integration phase will last.

The workforces of both companies are learning to use new processes as work is integrated and streamlined. Further, for those employees of the new combined company who have not in the past worked for a U.S.-based global company, the applicable regulatory requirements are different in a number of respects. While substantial efforts are being made to facilitate smooth execution of integration including thorough training and transparent and motivational employee communications there may be an increased risk of slower execution of various work processes, repeated execution to achieve quality standards and reputational harm in the event of a compliance failure with new and complex regulatory requirements, even if such a failure were inadvertent. Any such events could have an adverse impact on the results of future operations.

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

The current stock market and credit market conditions are extremely volatile and unpredictable. It is difficult to predict whether these conditions will continue or worsen, and, if so, whether the conditions would impact Schering-Plough and whether such impact could be material.

Schering-Plough has exposure to many different industries and counterparties, including commercial banks, investment banks and customers (which include wholesalers, managed care organizations and governments) that may be unstable or may become unstable in the current economic environment. Any such instability may impact these parties’ ability to fulfill contractual obligations to Schering-Plough or they might limit or place burdensome conditions upon future transactions with Schering-Plough. Customers may also reduce spending during times of economic uncertainty. Also, it is possible that suppliers may be negatively impacted. In such events, there could be a resulting material and adverse impact on operations and results of operations.

Although Schering-Plough currently has no plan to access the equity or debt markets to meet capital or liquidity needs, constriction and volatility in these markets may restrict future flexibility to do so if unforeseen capital or liquidity needs were to arise.

Further, the conditions have resulted in severe downward pressure on the stock and credit markets, which could reduce the return available on invested corporate cash, reduce the return on investments under the pension plans and thereby potentially increase funding obligations, all of which if severe and sustained could have material and adverse impacts on Schering-Plough’s results of operations and cash flows.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

This table provides information with respect to purchases by Schering-Plough of its common shares during the second quarter of 2008.

				Total Number of	Maximum Number
				Shares Purchased as	of Shares that May
			Average	Part of Publicly	Yet Be Purchased
	Total Number of		Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchased		per Share	Programs	Programs

July 1, 2008 through July 31, 2008	3,669	(1)	$20.01	N/A	N/A
August 1, 2008 through August 31, 2008	5,487	(1)	$20.41	N/A	N/A
September 1, 2008 through September 30, 2008	8,755	(1)	$19.35	N/A	N/A
Total July 1, 2008 through September 30, 2008	17,911	(1)	$19.81	N/A	N/A

(1)	All of the shares included in the table above were repurchased pursuant to Schering-Plough’s stock incentive program and represent shares delivered to Schering-Plough by option holders for payment of the exercise price and tax withholding obligations in connection with stock options and stock awards.

Item 6.	Exhibits

Exhibit
Number	Description	Location

12	Computation of Ratio of Earnings to Fixed Charges.	Attached
15	Awareness letter.	Attached
31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chairman of the Board and Chief Executive Officer.	Attached
31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification for Executive Vice President and Chief Financial Officer.	Attached
32.1	Sarbanes-Oxley Act of 2002, Section 906 Certification for Chairman of the Board and Chief Executive Officer.	Attached
32.2	Sarbanes-Oxley Act of 2002, Section 906 Certification for Executive Vice President and Chief Financial Officer.	Attached

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHERING-PLOUGH CORPORATION
(Registrant)

By	/s/ Steven H. Koehler
Steven H. Koehler
Vice President and Controller
(Duly Authorized Officer
and Chief Accounting Officer)

Date: October 28, 2008