Form 10-K
period 2008-12-31
SCHERING PLOUGH CORP
filed 2009-02-27
CIK 310158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from to

Commission file number 1-6571
SCHERING-PLOUGH CORPORATION
(Exact name of registrant as specified in its charter)

New Jersey (State or other jurisdiction of incorporation or organization)	22-1918501 (I.R.S. Employer Identification No.)

2000 Galloping Hill Road, Kenilworth, NJ (Address of principal executive offices)	07033 (Zip Code)

Registrant’s telephone number, including area code:
(908) 298-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares, $.50 par value Mandatory Convertible Preferred Stock	New York Stock Exchange New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter): $31,979,690,761

Common Shares outstanding as of January 31, 2009: 1,626,412,285

Part of Form 10-K
Documents Incorporated by Reference	Incorporated into

Schering-Plough Corporation’s Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed within 120 days after the close of the registrant’s fiscal year (the “Proxy Statement”)	Part III

Part I

Item 1.	Business

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

Schering-Plough is an innovation-driven, science-centered global health care company. Through its own biopharmaceutical research and collaborations with partners, Schering-Plough creates therapies that help save and improve lives around the world. Schering-Plough applies its research and development platform to prescription pharmaceuticals, animal health and consumer health care products. Schering-Plough’s vision is to “Earn Trust, Every Day” with doctors, patients, customers, shareholders, employees and other stakeholders. Schering-Plough is based in Kenilworth, N.J., and its Web site is www.schering-plough.com.

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

In 2008 and in the five years since Hassan and the new management team arrived, Schering-Plough made substantial progress. During 2008, in the fourth phase of the Action Agenda — Build the Base — Schering-Plough grew and broadened the base of marketed products, expanded the late-stage research and development project pipeline and made substantial progress with the integration of Organon BioSciences N.V. (OBS), purchased from Akzo Nobel in late 2007. That acquisition was transformative, giving Schering-Plough:

•	Key new pipeline projects (including asenapine for schizophrenia and bipolar disease and sugammadex to reverse deep anesthesia);

•	Key products in two new therapeutic areas — Women’s Health and Central Nervous System;

•	A position as a leader in Animal Health by combining Schering-Plough Animal Health with Intervet;

•	A leadership position in animal vaccines at Intervet and early-stage innovation capabilities in human vaccines at Nobilon;

•	Additional state-of-the-art biologics capabilities;

•	A substantial expansion to the Company’s geographic footprint; and

•	Significant talent, including in key research and development functions.

This strength gained from the progress in the Action Agenda was key for Schering-Plough during 2008, a period of challenge in the pharmaceutical industry (particularly in the U.S.) and the general economy. In addition, Schering-Plough faced particular challenges to the cholesterol products, ZETIA and VYTORIN, particularly in the U.S. as discussed in Item 3, “Legal Proceedings.”

In spite of these challenges, in 2008, Schering-Plough delivered strong operational performance but the stock price suffered significant pressure.

The Productivity Transformation Program announced in April of 2008 facilitated Schering-Plough’s achievements in 2008. The goal of this program, which includes the ongoing integration of OBS, is to create a leaner, stronger company to support Schering-Plough’s goal of building long-term high performance despite the current challenging pharmaceutical industry environment and the particular challenges facing Schering-Plough. This program targets savings of $1.5 billion on an annualized basis by 2012 and is designed to reduce and avoid costs, while increasing productivity. Of the total targeted savings, approximately $1.25 billion are anticipated to be accomplished by the end of 2010 with the balance achieved by 2012. The targeted savings envisioned by this program include those resulting from the previously announced OBS integration synergies. Beyond this program, Schering-Plough anticipates investing in new high-priority clinical trials, the pursuit of strategic opportunities, including product launches and anticipates natural cost growth.

In 2009, the environment continues to be challenging for all companies in all geographies, in part due to uncertainty in the stock markets and current credit conditions in financial markets. Further, pressures in the U.S. pharmaceutical market include uncertainty in the regulatory process for approving new drugs and new indications; reviewing labeling and indications for marketed products; and assessing information about risks associated with drugs. When human health is involved there is always a balance between the quest for new innovation, particularly to address urgent, unmet medical needs, and a desire to minimize risks. Currently, the balance is strongly skewed toward risk minimization in the U.S., resulting in longer delays in approving products, greater costs in clinical trials and post-marketing trials and increased scrutiny not only by patients, prescribers and regulatory agencies, but also the media. Further, many of Schering-Plough’s pharmaceutical products are subject to increasingly competitive pricing as certain of the intermediaries (including managed care groups, institutions and government agencies) seek price discounts. In most international markets, Schering-Plough operates in an environment of government-mandated, cost-containment programs. Also, the pricing, sales and marketing programs and arrangements, and related business practices of Schering-Plough and other participants in the health care industry are under continued scrutiny from federal and state regulatory, investigative, prosecutorial and administrative entities.

Segment Information

Schering-Plough has three reportable segments: Prescription Pharmaceuticals, Animal Health and Consumer Health Care. The segment sales and profit/(loss) data that follow are consistent with Schering-Plough’s current management reporting structure.

Prescription Pharmaceuticals

The Prescription Pharmaceuticals segment discovers, develops, manufactures and markets human pharmaceutical products. Within the Prescription Pharmaceuticals segment, Schering-Plough has a broad range of research projects and marketed products in six therapeutic areas: Cardiovascular, Central Nervous System, Immunology and Infectious Disease, Oncology, Respiratory and Women’s Health. The Prescription Pharmaceuticals segment also includes Nobilon, a human vaccine development unit and Diosynth, a third-party manufacturing unit. Marketed products include the following:

Cardiovascular Disease:  VYTORIN, a cholesterol-lowering tablet combining the dual action of ZETIA and Merck & Co., Inc.’s (Merck) statin Zocor (simvastatin); ZETIA, a novel cholesterol-absorption inhibitor discovered by Schering-Plough scientists, for use as monotherapy or in combination with either statins or fenofibrate to lower cholesterol; INTEGRILIN Injection, a platelet receptor GP IIb/IIIa inhibitor for the treatment of patients with acute coronary syndrome and those undergoing percutaneous coronary intervention in the U.S., as well as for the prevention of early myocardial infarction in patients with acute coronary syndrome in most countries; and ORGARAN, a non-heparin antithrombotic.

Central Nervous System:  REMERON, an antidepressant; ESMERON/ZEMURON, a muscle relaxant used in surgical procedures; SUBUTEX, a sublingual tablet formulation of buprenorphine; SUBOXONE, a sublingual tablet combination of buprenorphine and naloxone, marketed by Schering-Plough in certain countries outside the U.S. for the treatment of opiate addiction; NORCURON, a muscle relaxant and BRIDION (sugammadex), an anesthesia reversal agent launched in the European Union (EU) and other countries, and under U.S. review.

Immunology and Infectious Disease:  REMICADE, an anti-TNF antibody marketed by Schering-Plough outside of the United States, Japan and certain Asian markets for the treatment of inflammatory diseases such as rheumatoid arthritis, early rheumatoid arthritis, psoriatic arthritis, Crohn’s disease, ankylosing spondylitis, plaque psoriasis and ulcerative colitis; PEGINTRON Powder for Injection, a pegylated interferon product for chronic hepatitis C; REBETOL Capsules, for use in combination with PEGINTRON or INTRON A for treating hepatitis C; AVELOX, which Schering-Plough only markets in the U.S., a broad-spectrum fluoroquinolone antibiotic for certain respiratory and skin infections; and NOXAFIL Oral Suspension, for prophylaxis (prevention) of invasive fungal infections in high-risk patients and the treatment of oropharyngeal candidiasis. It is also approved for the treatment of invasive fungal infections in markets outside the U.S.

Oncology:  TEMODAR/TEMODAL for certain types of brain tumors, including newly diagnosed glioblastoma multiforme; CAELYX, a long-circulating pegylated liposomal formulation of the cancer drug doxorubicin marketed by Schering-Plough outside the U.S. for the treatment of certain ovarian cancers, Kaposi’s sarcoma and metastatic breast cancer; and INTRON A injection, marketed for chronic hepatitis B and C and numerous anticancer indications worldwide, including as adjuvant therapy for malignant melanoma.

Respiratory:  NASONEX, a once-daily, nasal-inhaled steroid for nasal allergy symptoms, including congestion, and for the treatment of nasal polyps in patients 18 years of age and older; CLARINEX/AERIUS/CLARITIN Rx, a non-sedating antihistamine for the treatment of allergic rhinitis; FORADIL AEROLIZER, a long-acting beta2-agonist marketed by Schering-Plough in the U.S. for the maintenance treatment of asthma and chronic obstructive pulmonary disease, and for the acute prevention of exercise- induced bronchospasm; ASMANEX TWISTHALER, an oral dry-powder corticosteroid inhaler for first-line maintenance treatment of asthma; and PROVENTIL HFA (albuterol) inhalation aerosol, for the relief of bronchospasm in patients 12 years or older.

Women’s Health:  FOLLISTIM/PUREGON, a fertility treatment; NUVARING, a vaginal contraceptive ring; LIVIAL, a menopausal therapy; MARVELON/DESOGEN, a low-dose combined oral contraceptive; MERCILON, a low-dose combined oral contraceptive; CERAZETTE, a progestin only oral contraceptive and IMPLANON, a single-rod subdermal contraceptive implant.

Animal Health

The Animal Health segment discovers, develops, manufactures and markets animal health products, including vaccines. Principal marketed products in this segment include:

Livestock Products:  NUFLOR antibiotic range for use in cattle and swine; BOVILIS/VISTA vaccine lines for infectious diseases in cattle; BANAMINE bovine and swine anti-inflammatory; TRI-MERIT data management tool for cattle; ESTRUMATE for treatment of fertility disorders in cattle; REGUMATE/MATRIX fertility management for swine and horses; RESFLOR combination broad-spectrum antibiotic and non-steroidal anti-inflammatory drug for bovine respiratory disease; ZILMAX and REVALOR to improve production efficiencies in beef cattle; M+PAC swine pneumonia vaccine; PG 600 to stimulate fertility in swine and PORCILIS vaccine line for infectious diseases in swine.

Poultry Products:  NOBILIS/INNOVAX vaccine lines for poultry; PARACOX and COCCIVAC coccidiosis vaccines for poultry.

Companion Animal Products:  NOBIVAC/CONTINUUM vaccine lines for flexible dog and cat vaccination; OTOMAX/MOMETAMAX/POSATEX ear ointments for acute and chronic otitis; CANINSULIN/VETSULIN diabetes mellitus treatment for dogs and cats; PANACUR/SAFEGUARD broad-spectrum anthelmintic (de-wormer) for use in many animals; SCALIBOR/EXSPOT for protecting against bites from fleas, ticks, mosquitoes and sandflies; and HOMEAGAIN proactive U.S. pet recovery network.

Aquaculture Products:  SLICE parasiticide for sea lice in salmon; AQUAVAC/NORVAX vaccines against bacterial and viral disease in fish; COMPACT PD vaccine for salmon; and AQUAFLOR antibiotic for farm-raised fish.

Consumer Health Care

The Consumer Health Care segment develops, manufactures and markets Over-the-Counter (OTC), foot care and sun care products. Principal products in this segment include:

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

Net sales by segment

	Year Ended December 31,
	2008	2007	2006
	(Dollars in millions)

Prescription Pharmaceuticals	$14,253	$10,173	$8,561
Animal Health	2,973	1,251	910
Consumer Health Care	1,276	1,266	1,123

Consolidated net sales	$18,502	$12,690	$10,594

Profit /(loss) by segment

	Year Ended December 31,
	2008(1)	2007(2)	2006
	(Dollars in millions)

Prescription Pharmaceuticals	$2,725	$(1,206)	$1,394
Animal Health	186	(582)	120
Consumer Health Care	271	275	228
Corporate and other (including net interest (expense)/income of ($465) million, $150 million and $125 million in 2008, 2007 and 2006, respectively	(1,133)	298	(259)

Consolidated profit/(loss) before tax and cumulative effect of a change in accounting principle	$2,049	$(1,215)	$1,483

(1)	In 2008, the Prescription Pharmaceuticals segment’s profit includes charges arising from purchase accounting items of $808 million. In 2008, the Animal Health segment’s profit includes charges arising from purchase accounting items of $641 million.

(2)	In 2007, the Prescription Pharmaceuticals segment’s loss includes $3.4 billion of purchase accounting items, including acquired in-process research and development of $3.2 billion. In 2007, the Animal Health segment’s loss includes $721 million of purchase accounting items, including acquired in-process research and development of $600 million.

Schering-Plough’s net sales do not include sales of VYTORIN and ZETIA which are managed in the joint venture with Merck, as Schering-Plough accounts for this joint venture under the equity method of accounting (see Note 5, “Equity Income,” under Item 8, “Financial Statements and Supplementary Data,” for additional information). Equity income from the Merck/Schering-Plough joint venture is included in the Prescription Pharmaceuticals segment.

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

In 2008, “Corporate and other” includes special and acquisition-related charges of $329 million, comprised of $54 million of integration-related costs and $275 million of employee termination costs related to the Productivity Transformation Program which includes the ongoing integration of OBS. It is estimated the charges relate to the reportable segments as follows: Prescription Pharmaceuticals — $230 million, Animal Health — $30 million, Consumer Health — $2 million and Corporate and other — $67 million.

In 2007, “Corporate and other” includes special and acquisition-related charges of $84 million, comprised of $61 million of integration-related costs for the OBS acquisition and $23 million of employee termination costs as part of integration activities. It is estimated the charges relate to the reportable segments as follows: Prescription Pharmaceuticals — $27 million, Animal Health — $11 million and Corporate and other — $46 million.

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

See Note 3, “Special and Acquisition-Related Charges and Manufacturing Streamlining,” under Item 8, “Financial Statements and Supplementary Data,” for additional information.

Information About the Merck/Schering-Plough Joint Venture

In May 2000, Schering-Plough and Merck entered into two separate sets of agreements to jointly develop and manage certain products in the U.S., including (1) two cholesterol-lowering drugs and (2) an allergy/asthma drug. In December 2001, the cholesterol agreements were expanded to include all countries of the world except Japan. In general, the companies agreed that the collaborative activities under these agreements would operate in a virtual joint venture that relies to the maximum degree possible on the respective infrastructures of the two companies. These agreements generally provide for equal sharing of development costs and for co-promotion of approved products by each company. During the second quarter of 2008 the joint venture related to the allergy/asthma drug was terminated in accordance with the agreements.

Pursuant to these cholesterol agreements, Schering-Plough granted the joint venture a limited but exclusive license to Schering-Plough’s proprietary ezetimibe molecule and technology. The cholesterol agreements provide for Schering-Plough and Merck to develop and commercialize ezetimibe in the cholesterol management field through the joint venture:

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

Schering-Plough utilizes the equity method of accounting in recording its share of activity from the Merck/Schering-Plough joint venture. See Note 5, “Equity Income,” under Item 8, “Financial Statements and Supplementary Data,” for additional information regarding the profits and costs sharing and accounting as provided by the agreements.

The allergy/asthma agreements provided for the joint development and marketing by the companies of a once-daily, fixed-combination tablet containing loratadine/montelukast. In April 2008, the Merck/Schering-Plough joint venture received a not-approvable letter from the U.S. Food and Drug Administration (FDA) for the proposed fixed combination of loratadine/montelukast. During the second quarter of 2008 the respiratory joint venture was terminated in accordance with the agreements. This action has no impact on the cholesterol joint venture. As a result of the termination of the respiratory joint venture, Schering-Plough received payments totaling $105 million which Schering-Plough recognized in equity income during 2008.

Schering-Plough and Merck are developing a single-tablet combination of ezetimibe and atorvastatin as a treatment for elevated cholesterol levels.

Information About the Centocor Licenses

REMICADE is prescribed for the treatment of inflammatory diseases such as rheumatoid arthritis, early rheumatoid arthritis, psoriatic arthritis, Crohn’s disease, ankylosing spondylitis, plaque psoriasis and ulcerative colitis. REMICADE is Schering-Plough’s second largest marketed pharmaceutical product line (after the cholesterol franchise). REMICADE is licensed from and manufactured by Centocor, Inc., a Johnson & Johnson company. During 2005, Schering-Plough exercised an option under its contract with Centocor for license rights to develop and commercialize golimumab, a fully human monoclonal antibody which has been filed for approval in Europe. Schering-Plough has exclusive marketing rights to both products outside the U.S., Japan and certain Asian markets. In December 2007, Schering-Plough and Centocor revised their distribution agreement regarding the development, commercialization and distribution of both REMICADE and golimumab, extending Schering-Plough’s exclusive rights to market REMICADE to match the duration of Schering-Plough’s exclusive marketing rights for golimumab. Effective upon regulatory approval of golimumab in the EU, Schering-Plough’s marketing rights for both products will extend for 15 years after the first commercial sale of golimumab within the EU. Centocor will receive a progressively increased share of profits on Schering-Plough’s distribution of both products in the Schering-Plough marketing territory between 2010 and 2014, and the share of profits will remain fixed thereafter for the remainder of the term. The changes to the duration of REMICADE marketing rights and the profit sharing arrangement for the products are all conditioned on approval of golimumab being granted prior to September 1, 2014. Schering-Plough may independently develop and market golimumab for a Crohn’s disease indication in its territories, with an option for Centocor to participate. In addition, Schering-Plough and Centocor agreed to utilize an autoinjector device in the commercialization of golimumab and further agreed to share its development costs.

Global Operations

A majority of Schering-Plough’s operations are outside the U.S. With the acquisition of OBS in late 2007, Schering-Plough’s global operations in Prescription Pharmaceuticals and Animal Health increased.

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

Net sales by geographic area

	2008	2007	2006
	(Dollars in millions)

United States	$5,556	$4,597	$4,192
Europe and Canada	8,903	5,500	4,403
Latin America	1,987	1,359	990
Asia Pacific	2,056	1,234	1,009

Consolidated net sales	$18,502	$12,690	$10,594

Schering-Plough has subsidiaries in more than 55 countries outside the United States. Net sales are presented in the geographic area in which Schering-Plough’s customers are located. The following countries accounted for 5 percent or more of consolidated net sales during any of the past three years:

	2008		2007		2006
		% of		% of		% of
		Consolidated	Net	Consolidated	Net	Consolidated
	Net Sales	Net Sales	Sales	Net Sales	Sales	Net Sales
	(Dollars in millions)

Total International net sales	$12,946	70%	$8,093	64%	$6,402	60%

France	1,369	7%	965	8%	809	8%
Japan	1,008	5%	709	6%	669	6%
Germany	835	5%	473	4%	408	4%
Canada	774	4%	578	5%	478	5%

Net sales by customer

Sales to a single customer that accounted for 10 percent or more of Schering-Plough’s consolidated net sales during any of the past three years were as follows:

	2008		2007		2006
		% of		% of		% of
		Consolidated	Net	Consolidated	Net	Consolidated
	Net Sales	Net Sales	Sales	Net Sales	Sales	Net Sales
	(Dollars in millions)

McKesson Corporation	$1,923	10%	$1,526	12%	$1,159	11%
Cardinal Health	1,168	6%	1,196	9%	1,019	10%

Supplemental sales information

Sales of products comprising 10 percent or more of Schering-Plough’s U.S. or international sales for the year ended December 31, 2008, were as follows:

		Percentage of
	Amount	applicable sales
	(Dollars in millions)

U.S.
NASONEX	$644	12%
International
REMICADE	$2,118	16%

Schering-Plough’s net sales do not include sales of VYTORIN and ZETIA which are managed in the joint venture with Merck, as Schering-Plough accounts for this joint venture under the equity method of accounting.

Long-lived assets by geographic location

	2008	2007	2006
	(Dollars in millions)

United States	$2,792	$2,863	$2,547
Netherlands	1,244	1,320	1
Ireland	689	719	488
Singapore	816	822	824
Other	1,572	1,599	804

Total	$7,113	$7,323	$4,664

Long-lived assets shown by geographic location are primarily properties. The significant increase in long-lived assets from 2006 to 2007 is due to the OBS acquisition.

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

Significant work by the current management team to increase productivity and efficiency in research activities as part of the Action Agenda has produced tangible results. Schering-Plough has increased the number of new molecular entities in Phase III from three in 2004 to eight at year-end 2008, with four more in pre-registration, for a total of 12 in late-stage development.

Company-sponsored research and development expenditures were $3.5 billion, $2.9 billion and $2.2 billion in 2008, 2007 and 2006, respectively. As a percentage of consolidated net sales, research and development expenditures represented approximately 19 percent, 23 percent and 21 percent in 2008, 2007 and 2006, respectively.

Schering-Plough’s research activities are concentrated in the six therapeutic areas of focus: Cardiovascular, Central Nervous System, Immunology and Infectious Disease, Oncology, Respiratory and Women’s Health. Schering-Plough’s research activities include significant biotechnology, immunology and vaccine development efforts, reflecting a portfolio balance between small molecule and biologic products. Research activities include expenditures for both internal research efforts and research collaborations with various partners.

While a number of pharmaceutical compounds are in varying stages of development, it cannot be predicted when or if these compounds will become available for commercial sale. Schering-Plough’s product pipeline lists significant products in development and is available on Schering-Plough’s web site at www.schering-plough.com. Due to the nature of the development and approval process — as well as the fact that human health is involved and the science of human health is constantly evolving — the status of any compounds in development is subject to change. Schering-Plough does not assume any duty to update this information.

Schering-Plough has six research and development projects which have been granted fast-track designation by the FDA including: a novel thrombin receptor antagonist for acute coronary syndrome and secondary prevention of subsequent cardiovascular events; boceprevir (a protease inhibitor compound) for hepatitis C; vicriviroc (a CCR5 receptor antagonist) for the treatment of HIV; preladenant (A2a Adenosine receptor antagonist) for the treatment of Parkinson’s disease; SCH 900518 (a next generation protease inhibitor compound) for hepatitis C; and an IV formulation of posaconazole (currently approved in many countries for the treatment and prophylaxis of certain fungal infections). Of these products, three are in Phase III clinical testing phase: thrombin receptor antagonist, boceprevir and vicriviroc. Significant expenditures would be required to progress these through development, due to the large number of patients necessary for Phase III trials.

Schering-Plough continues to expect research and development expenses to increase over the next several years. The primary reason is that Schering-Plough’s pipeline is larger because the new management team has focused on making research and development more productive and because additional pipeline projects were added in the OBS acquisition. Other reasons include the need for larger clinical trials, more frequent clinical trials and longer clinical trials in the current global regulatory environment. Research and development activities typically continue after a product has been marketed. One reason is to develop new indications for the product. Another reason is to further understand the benefit or risks that may become known as more people use a product for a longer period of time, requiring the need for incremental safety or efficacy testing.

The regulatory authorities around the world are placing increasing emphasis on post-approval commitments in the form of new studies, registries, etc. after initial approval.

Patents, Trademarks and Other Intellectual Property Rights

Overview

Intellectual property protection is critical to Schering-Plough’s ability to successfully commercialize its product innovations. Schering-Plough owns, has applied for, or has licensed rights to, a large number of patents, both in the U.S. and in other countries, relating to compounds, formulations, uses, and manufacturing processes. There is no assurance that the patents Schering-Plough is seeking will be granted or that the patents Schering-Plough has been granted would be found valid if challenged. Moreover, patents relating to particular formulations, uses, or processes do not preclude other manufacturers from employing alternative processes or from marketing alternative formulations or uses that might successfully compete with Schering-Plough’s patented products.

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

Patent Challenges Under the Hatch-Waxman Act

The Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as Hatch-Waxman, made a complex set of changes to both patent and new drug approval laws in the U.S. Before Hatch-Waxman, no drug could be approved without providing the FDA complete safety and efficacy studies, known as a complete New Drug Application (NDA). Hatch-Waxman authorized the FDA to approve generic versions of innovative medicines without such information upon the filing of an Abbreviated New Drug

Application (ANDA). In an ANDA, the generic manufacturer must demonstrate only bioequivalence between the generic version and the NDA-approved drug — not safety and efficacy. Hatch-Waxman provides for limited patent term restoration to partially make up for patent term lost during the time an NDA-approved drug is in regulatory review. NDA-approved drugs also receive a limited period of data exclusivity which prevents the approval of ANDA applications for specific time periods after approval of the NDA-approved drug.

Absent a successful patent challenge, the FDA cannot approve an ANDA until after the innovator’s patents that are listed by the innovator in the FDA “Orange Book” expire. However, a generic manufacturer may file an ANDA seeking approval after the expiration of the applicable data exclusivity, and alleging that one or more of the patents listed in the innovator’s NDA are invalid or not infringed. This allegation is commonly known as a Paragraph IV certification. The innovator must then file suit against the generic manufacturer to protect its patents. If one or more of the NDA-listed patents are successfully challenged, the first filer of a Paragraph IV certification may be entitled to a 180-day period of market exclusivity over all other generic manufacturers. Generic manufacturers have used Paragraph IV certifications extensively to challenge patents on a wide array of innovative pharmaceuticals, and it is anticipated that this trend will continue. In recent years, certain generic companies have elected to launch generic products “at risk” while patent litigation is ongoing and before a decision is reached by the court.

Schering-Plough’s 10-Ks and 10-Qs include a listing of Hatch-Waxman Act challenges to its patents in the “Legal Proceedings” section.

Marketing Activities and Competition

Schering-Plough, through its marketing organization and its trained professional sales representatives, introduces and makes known its prescription drugs to health care providers (such as physicians and pharmacists), hospitals, pharmacy benefit managers, managed care organizations, employers, buying groups and government agencies. Schering-Plough also introduces and makes known its prescription products through journal advertising, direct mail advertising, and the distribution of samples to physicians. Schering-Plough communicates directly to consumers in the U.S. through television, radio, Internet, print and other advertising media. Schering-Plough believes that this advertising can benefit the public health by increasing awareness about diseases, educating patients about treatment options, and motivating patients to engage in a dialogue about health concerns with their physicians. Schering-Plough sells prescription drugs to wholesale and specialty distributors, hospitals, certain managed care organizations, retail and specialty pharmacists and government agencies.

Schering-Plough, through its trained professional sales representatives, promotes its animal health products to veterinarians, distributors and animal producers.

Schering-Plough sells over-the-counter (OTC), foot care and sun care products through wholesale and retail drug, food chain and mass merchandiser outlets. Schering-Plough promotes directly to the consumer through television, radio, Internet, print and other advertising media. Where appropriate, Schering-Plough seeks regulatory approval to switch prescription products to over-the-counter status. In this way, the OTC marketplace is another means of maximizing the return on investments in discovery and development.

The pharmaceutical industry is highly competitive and includes other large companies, some significantly larger than Schering-Plough, with substantial resources for research, product development, advertising, promotion and field selling support. Competitive pressures have intensified as pressures in the environment have intensified.

There are numerous domestic and international competitors in this industry. Some of the principal competitive techniques used by Schering-Plough for its products include research and development of new, innovative and improved products, varied dosage forms and strengths and switching prescription products to non-prescription status. In the U.S., many of Schering-Plough’s products are subject to increasingly competitive pricing as managed care groups, institutions, federal and state government entities and agencies and buying groups seek price discounts and rebates. Governmental, third-party payers, practices of U.S. pharmacists and other pressures toward the dispensing of generic products may significantly reduce the sales of certain products when they, or competing products in the same therapeutic category, are no longer protected by patents or exclusivity available under pharmaceutical regulatory laws. Outside the U.S. there are similar competitive pressures. Additionally, in Europe and some other international markets, the government regulates pharmaceutical prices and access to control costs for government sponsored healthcare systems. There is a possibility, that in the U.S., the Medicare Act could be amended to allow the federal government to negotiate prices directly with manufacturers. Additionally, several states are considering price controls or access constraints under the Medicaid program.

Government Regulation

Each of Schering-Plough’s major business segments is subject to significant regulation in multiple jurisdictions. This section describes the general regulatory framework. Additional information about the cost of regulatory compliance and specific impacts on Schering-Plough’s business and financial condition are described under the heading “Regulatory And Competitive Environment In Which Schering-Plough Operates” in Management’s Discussion and Analysis later in this 10-K. Additional information about other regulatory matters can be found in Note 21, “Legal, Environmental and Regulatory Matters,” under Item 8, “Financial Statements and Supplementary Data.”

In the prescription pharmaceuticals segment, regulations apply at all phases of the business, including:

•	regulatory requirements to conduct, and standards for, clinical trials (for example, requiring the use of Good Clinical Practices or GCPs), which apply at the research and development stage;

•	regulatory requirements to conduct, and standards for, post-approval clinical trials;

•	required regulatory approval to begin marketing a new drug or to market an existing drug product for new indications;

•	regulations prescribing the manner in which drugs are manufactured, packaged, labeled, advertised, marketed and distributed;

•	regulations impacting the pricing of drugs;

•	regulatory requirements to assess and report adverse impacts and side effects of drugs used in clinical trials, as well as marketed drugs, called “pharmacovigilance;” and

•	the ability of regulatory authorities to remove a product from the market, modify its approved uses/labeling or recall certain batches of products.

In the U.S., the national regulation of all phases of the prescription drug business except pricing is centralized at the FDA. The FDA is responsible for protecting the U.S. public health by assuring the safety, efficacy, and security of human and veterinary drugs, biological products and medical devices. Generally, there is free market pricing in the U.S., although the Centers for Medicare and Medicaid Services (CMS) and Medicare Part B and D include provisions about pricing drugs for the elderly, disabled and indigent who receive federal prescription benefits. Schering-Plough is also committed to complying with voluntary best practices of the Pharmaceutical Research and Manufacturers of America (PhRMA), a trade industry group of which it is a member, regarding marketing and advertising practices.

In the EU, including Schering-Plough’s key markets in the United Kingdom, France, Germany and Italy, there is regulation at the local country level and additional regulation at the EU level, through the European Medicines Agency (EMEA). Pharmaceutical products are regulated at both of these levels through various national, mutual recognition or centralized regulatory procedures. The EMEA coordinates the evaluation and supervision of the majority of medicinal products throughout the EU. There is no pan-EU market pricing system; however, individual member states have various systems/agencies that regulate price at a local level.

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

There is increasing pressure from governmental bodies in all major markets, as well as from third-party payors, for the pharmaceutical industry to bring products to market that provide differentiation versus existing products. This can lead to more expensive and scientifically challenging clinical trials in order to generate this type of data for new products versus marketed comparators.

In the U.S., the focus on product differentiation and reliance on comparator data will be accelerated by new federal grants provided through the stimulus package for comparative effectiveness reviews ($1.1 billion) and health information technology ($2.0 billion), coupled with $17 billion in bonus payments through Medicare and Medicaid to physicians and hospitals that adopt health information technology improvements. It is difficult to predict the speed of change or the degree of impact this new spending will have regarding pharmaceutical markets and branded pharmaceutical products.

For a description of the prescription pricing pressures refer to “Pricing Pressures” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Raw Materials

Raw materials essential to Schering-Plough’s operations are available in adequate quantities from a number of potential suppliers. Energy is expected to be available to Schering-Plough in sufficient quantities to meet its operating requirements.

Seasonality

Certain of Schering-Plough’s products, particularly the respiratory and sun care products, are seasonal in nature. Seasonal patterns do not have a material effect on the consolidated operations of Schering-Plough.

Environment

To date, environmental matters have not had a material effect on Schering-Plough’s operations or financial position. These matters include compliance with federal, state and local laws regarding discharge of materials into the environment, or protection of the environment and climate change.

Employees

At December 31, 2008, Schering-Plough had approximately 51,000 employees worldwide, with approximately 15,000 employees in the United States and approximately 36,000 employees outside the United States.

Available Information

Schering-Plough’s 10-Ks, 10-Qs, 8-Ks and amendments to those reports that are filed with or furnished to the U.S. Securities and Exchange Commission (SEC) are available free of charge on Schering-Plough’s web site as soon as reasonably practicable after such materials are electronically filed with the SEC. Schering-Plough’s Internet address is www.schering-plough.com. Since Schering-Plough began this practice in the third quarter of 2002, each such report has been available on Schering-Plough’s web site within 24 hours of filing. Reports filed by Schering-Plough with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site at www.sec.gov that contains reports, proxies and information statements and other information regarding issuers that file electronically with the SEC.

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

Schering-Plough’s ability to generate profits and operating cash flow depends largely upon the continued profitability of Schering-Plough’s cholesterol franchise, consisting of VYTORIN and ZETIA, and other key products such as REMICADE, TEMODAR, NASONEX, PEGINTRON, CLARINEX, FOLLISTIM, CLARITIN, REMERON and NUVARING. As a result of Schering-Plough’s dependence on key products, any event that adversely affects any of these products or the markets for any of these products could have a significant impact on results of operations and cash flows. These events could include loss of patent protection, increased costs associated with manufacturing, generic or OTC availability of Schering-Plough’s product or a competitive product, the discovery of previously unknown side effects, increased competition from the introduction of new, more effective treatments and discontinuation or removal from the market of the product for any reason.

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

Intellectual property protection for innovation is an important contributor to Schering-Plough’s profitability. Generic forms of Schering-Plough’s products may be introduced to the market as a result of the expiration of patents covering Schering-Plough’s products, a successful challenge to Schering-Plough’s patents, or the “at-risk” launch of a generic version of a Schering-Plough product, which may have a material and negative effect on results of operations.

Intellectual property protection is critical to Schering-Plough’s ability to successfully commercialize its products. Patents relating to Schering-Plough’s significant products may be of material importance to Schering-Plough. Upon the expiration or the successful challenge of Schering-Plough’s patents covering a product, competitors may introduce lower-priced generic or similar branded versions of that product, which may include Schering-Plough’s well-established products.

A generic manufacturer may file an Abbreviated New Drug Application seeking approval after the expiration of the applicable data exclusivity and alleging that one or more of the patents listed in the innovator’s New Drug Application are invalid, not infringed or unenforceable. This allegation is commonly known as a Paragraph IV certification. The innovator then has the ability to file suit against the generic manufacturer to enforce its patents. Generic manufacturers have used Paragraph IV certifications extensively to challenge patents on a wide array of innovative pharmaceuticals, and it is anticipated that this trend will continue. In recent years, some generic manufacturers have launched generic versions of products before the ultimate resolution of patent litigation (commonly known as “at-risk” product launches). Generic entry may result in the loss of a significant portion of sales or downward pressures on the prices at which Schering-Plough offers formerly patented products. Please refer to “Legal Proceedings” in Item 3 in this 10-K for descriptions of pending intellectual property litigation.

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

Schering-Plough faces increasing pricing pressure globally from managed care organizations, institutions and government agencies and programs that could negatively affect Schering-Plough’s sales and profit margins. For example, in the U.S., the Medicare Prescription Drug Improvement and Modernization Act of 2003 contains a prescription drug benefit for individuals who are eligible for Medicare. The prescription drug benefit became effective on January 1, 2006, and has resulted in increased use of generics and increased purchasing power of those negotiating on behalf of Medicare recipients, which in turn has resulted in increased price pressure on Schering-Plough’s products.

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

Through the acquisition of OBS, Schering-Plough acquired marketed products and pipeline projects in new therapeutic areas, including women’s health and central nervous system, each of which carry unique risks and uncertainties which could have a negative impact on future results of operations and cash flows.

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

A number of intermediaries are involved between drug manufacturers, such as Schering-Plough, and patients who use the drugs. These intermediaries impact the patient’s ability, and their prescribers’ ability, to choose and pay for a particular drug, which may adversely affect sales of a particular Schering-Plough drug. These intermediaries include health care providers, such as hospitals and clinics; payors and their representatives, such as employers, insurers, managed care organizations and governments; and others in the supply chain, such as pharmacists and wholesalers. Examples include: payors that require a patient to first fail on one or more generic, or less expensive branded drugs, before reimbursing for a more effective, branded product that is more expensive; payors that are increasing patient co-payment amounts; hospitals that stock and administer only a generic product to in-patients; managed care organizations that may penalize doctors who prescribe outside approved formularies which may not include branded products when a generic is available; and pharmacists who receive larger revenues when they dispense a generic drug over a branded drug. Further, the intermediaries are not required to routinely provide transparent data to patients comparing the effectiveness of generic and branded products or to disclose their own economic benefits that are tied to steering patients toward, or requiring patients to use, generic products rather than branded products.

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

A number of governmental entities in the U.S. have made inquiries or initiated investigations into the timing and disclosures relating to the ENHANCE clinical trial. These include several letters from Congress, investigations by state Attorneys General offices, and requests for information from U.S. Attorneys’ Offices and the Department of Justice.

Regardless of the merits or outcomes of any investigation, government investigations are costly, divert management’s attention from Schering-Plough’s business and may result in substantial damage to Schering-Plough’s reputation.

See Item 3, “Legal Proceedings” — “Litigation and Investigations relating to the Merck/Schering-Plough Cholesterol Joint Venture” for further information about the Merck/Schering-Plough cholesterol joint venture’s ENHANCE clinical trials and related matters.

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

Please refer to “Legal Proceedings” in Item 3 in this 10-K for descriptions of significant pending litigation.

Issues concerning the Merck/Schering-Plough Cholesterol Joint Venture’s clinical trials could have a material adverse effect on the joint venture’s sales of VYTORIN and ZETIA, which in turn could have a material adverse impact on Schering-Plough’s financial condition.

See Item 3, “Legal Proceedings” — “Litigation and Investigations relating to the Merck/Schering-Plough Cholesterol Joint Venture” for further information about the Merck/Schering-Plough cholesterol joint venture’s ENHANCE clinical trials and related matters.

There was significant negative media surrounding the release of the ENHANCE results. As the Merck/Schering-Plough cholesterol joint venture’s ENHANCE and SEAS clinical trial results are further reviewed, VYTORIN and ZETIA may receive additional media attention, in connection with these and other clinical trials, which could lead to reduced sales, or affect enrollment in clinical trials. Current or future investigations, analysis of the ENHANCE, SEAS, or other clinical trials, data by various agencies, litigation concerning the sale and promotion of these products, or the securities and other class action litigation relating to such matters could, if resolved unfavorably to Schering-Plough or the joint venture, have a material adverse effect on Schering-Plough’s results of operations, cash flow and financial position.

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

In addition, following the wake of product withdrawals of other companies and other significant safety issues, health authorities such as the FDA, the EMEA and the PMDA have increased their focus on safety when assessing the benefit/risk balance of drugs. Some health authorities appear to have become more cautious when making decisions about approvability of new products or indications and are re-reviewing select products that are already marketed, adding further to the uncertainties in the regulatory processes. There is also greater regulatory scrutiny, especially in the U.S., on advertising and promotion and in particular, direct-to-consumer advertising.

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

A majority of Schering-Plough’s operations are outside the U.S. With the acquisition of OBS in late 2007, Schering-Plough’s global operations in Prescription Pharmaceuticals and Animal Health increased. Acquisitions, such as the recently completed purchase of OBS, further expanded the size, scale and scope of Schering-Plough’s global operations. Risks inherent in conducting a global business include:

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

As the two companies are combined, the workforces of Schering-Plough and OBS will continue to face uncertainties until the completion of the integration phase. Cultural integration particularly in trans-Atlantic transactions are complex and can take several years. Although substantial progress has been made towards completing the integration phase of the OBS acquisition as quickly as possible, it is difficult to predict how long the integration phase will last.

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

Through the acquisition of OBS’s animal health business, Schering-Plough’s global Animal Health business is a more significant business segment. The combined company’s future sales of key animal health products could be adversely impacted by a number of risk factors including certain risks that are specific to the animal health business. For example, the outbreak of disease carried by animals, such as Bovine Spongiform Encephalopathy (“BSE”) or mad cow disease, could lead to their widespread death and precautionary destruction as well as the reduced consumption and demand for animals, which could adversely impact Schering-Plough’s results of operations. Also, the outbreak of any highly contagious diseases near Schering-Plough’s main production sites could require Schering-Plough to immediately halt production of vaccines at such sites or force Schering-Plough to incur substantial expenses in procuring raw materials or vaccines elsewhere. Other risks specific to animal health include epidemics and pandemics, government procurement and pricing practices, weather and global agribusiness economic events. As the Animal Health segment of Schering-Plough’s business becomes more significant, the impact of any such events on future results of operations would also become more significant.

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

The successful development, testing, manufacturing and commercialization of biologics, particularly human and animal health vaccines, is a long, expensive and uncertain process. There are unique risks and uncertainties with biologics, including:

•	There may be limited access to and supply of normal and diseased tissue samples, cell lines, pathogens, bacteria, viral strains and other biological materials. In addition, government regulations in multiple jurisdictions such as the U.S. and European states within the EU, could result in restricted access to, or transport or use of, such materials. If Schering-Plough loses access to sufficient sources of such materials, or if tighter restrictions are imposed on the use of such materials, Schering-Plough may not be able to conduct research activities as planned and may incur additional development costs.

•	The development, manufacturing and marketing of biologics are subject to regulation by the FDA, the EMEA and other regulatory bodies. These regulations are often more complex and extensive than the regulations applicable to other pharmaceutical products. For example, in the U.S., a Biologics License Application, including both preclinical and clinical trial data and extensive data regarding the manufacturing procedures, is required for human vaccine candidates and FDA approval for the release of each manufactured lot.

•	Manufacturing biologics, especially in large quantities, is often complex and may require the use of innovative technologies to handle living micro-organisms. Each lot of an approved biologic must undergo thorough testing for identity, strength, quality, purity and potency. Manufacturing biologics requires facilities specifically designed for and validated for this purpose, and sophisticated quality assurance and quality control procedures are necessary. Slight deviations anywhere in the manufacturing process, including filling, labeling, packaging, storage and shipping and quality control and testing, may result in lot failures, product recalls or spoilage. When changes are made to the manufacturing process, Schering-Plough may be required to provide pre-clinical and clinical data showing the comparable identity, strength, quality, purity or potency of the products before and after such changes.

•	Biologics are frequently costly to manufacture because production ingredients are derived from living animal or plant material, and most biologics cannot be made synthetically. In particular, keeping up with the demand for vaccines may be difficult due to the complexity of producing vaccines.

•	The use of biologically derived ingredients can lead to allegations of harm, including infections or allergic reactions, or closure of product facilities due to possible contamination. Any of these events could result in substantial costs.

•	There currently is no process in the U.S. for the submission or approval of generic biologics based upon abbreviated data packages or a showing of sameness to another approved biologic, but there is public dialogue at the FDA and in Congress regarding the scientific and statutory basis upon which such products, known as biosimilars or follow-on biologics, could be approved and marketed in the U.S. Schering-Plough cannot be certain when Congress will create a statutory pathway for the approval of biosimilars, and Schering-Plough cannot predict what impact, if any, the approval of biosimilars would have on the sales of Schering-Plough products in the U.S. In Europe, however, the EMEA has issued guidelines for approving biological products through an abbreviated pathway, and biosimilars have been approved in Europe. If a biosimilar version of one of Schering-Plough’s products were approved in Europe, it could have a negative effect on sales of the product.

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

Since Schering-Plough cannot, with certainty, foresee and mitigate against such adverse fluctuations, fluctuations in currency exchange rates and interest rates could negatively affect Schering-Plough’s results of operations, financial position and cash flows.

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

Schering-Plough has exposure to many different industries and counterparties, including commercial banks, investment banks, suppliers and customers (which include wholesalers, managed care organizations and governments) that may be unstable or may become unstable in the current economic environment. Any such instability may impact these parties’ ability to fulfill contractual obligations to Schering-Plough or they might limit or place burdensome conditions upon future transactions with Schering-Plough. Customers may also reduce spending during times of economic uncertainty. Also, it is possible that suppliers may be negatively impacted. In such events, there could be a resulting material and adverse impact on operations and results of operations.

Although Schering-Plough currently has no plan to access the equity or debt markets to meet capital or liquidity needs, constriction and volatility in these markets may restrict future flexibility to do so if unforeseen capital or liquidity needs were to arise.

Further, the current conditions have resulted in severe downward pressure on the stock and credit markets, which could further reduce the return available on invested corporate cash, reduce the return on investments held by the pension plans and thereby potentially increase funding obligations, all of which if severe and sustained could have material and adverse impacts on Schering-Plough’s results of operations, financial position and cash flows.

Insurance coverage for product liability may be limited, cost prohibitive or unavailable.

Schering-Plough maintains insurance coverage with such deductibles and self-insurance to reflect market conditions (including cost and availability) existing at the time it is written, and the relationship of insurance coverage to self-insurance varies accordingly. For certain products, third-party insurance is increasingly cost prohibitive, available on more limited terms than past coverage, or unavailable. Schering-Plough self-insures substantially all of its risk as it relates to products’ liability, as the availability of commercial insurance has become more restrictive. Schering-Plough continually assesses the best way to provide for its insurance needs.

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

Schering-Plough’s corporate and global pharmaceutical headquarters are located in Kenilworth, New Jersey. Schering-Plough’s Animal Health global headquarters is located in Boxmeer, the Netherlands. Principal U.S. research facilities are located in Kenilworth, Union and Summit, New Jersey; Palo Alto, California; and Nebraska (Animal Health). Principal research facilities outside the U.S. are located in the Netherlands and Scotland. Principal manufacturing facilities are as follows:

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

As discussed in more detail in Part II of this 10-K, certain of Schering-Plough’s manufacturing sites operate below capacity. In April 2008, Schering-Plough announced as part of the Productivity Transformation Program that there would be a reduction in the number of plants worldwide, with the goal of creating a more focused and high-efficiency network of plants by 2012. Analysis of the optimal configuration of plants is ongoing.

Item 3.	Legal Proceedings

Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Schering-Plough Corporation or any of its subsidiaries or to which any of their property is subject, are disclosed below.

Additional information on legal proceedings, including important financial information, can be found in Note 21, “Legal, Environmental and Regulatory Matters,” contained in Item 8, “Financial Statements and Supplementary Data.”

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

Patent Challenges Under the Hatch-Waxman Act

While Schering-Plough does not currently believe that any pending Paragraph IV certification proceeding under the Hatch-Waxman Act is material, because there is frequently media and investor interest in such proceedings, Schering-Plough is listing the pending proceedings each quarter. Currently, the following are pending:

•	in July 2007, Schering-Plough and its licensor, Cancer Research Technologies, Limited, filed a patent infringement action against companies seeking approval of a generic version of certain strengths of TEMODAR capsules. Trial is scheduled to begin on March 20, 2009 in the U.S. District Court for the District of Delaware;

•	in March 2007, Schering-Plough and an entity jointly owned with Merck filed a patent infringement action against companies seeking approval of a generic version of ZETIA;

•	in September 2006 and dates thereafter, Schering-Plough filed patent infringement actions against companies seeking approval of generic versions of CLARINEX Tablets, CLARINEX Reditabs, CLARINEX D24, and CLARINEX D12. Schering-Plough has settled with the majority of companies and continues to litigate with the three remaining defendants. Under the terms of the settlements generic versions of CLARINEX Reditabs, CLARINEX D24, and CLARINEX D12 will be launched no earlier than January 2012 and a generic version of the CLARINEX tablet will be launched no earlier than July 2012, assuming certain conditions are met; and

•	on February 18, 2009 Schering-Plough and its licensor filed a patent infringement action against a company seeking approval of a generic version of INTEGRILIN.

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

Securities and Class Action Litigation

Federal Securities Litigation

Following Schering-Plough’s announcement that the FDA had been conducting inspections of Schering-Plough’s manufacturing facilities in New Jersey and Puerto Rico and had issued reports citing deficiencies concerning compliance with current Good Manufacturing Practices, several lawsuits were filed against Schering-Plough and certain named officers. These lawsuits allege that the defendants violated the federal securities law by allegedly failing to disclose material information and making material misstatements. Specifically, they allege that Schering-Plough failed to disclose an alleged serious risk that a new drug application for CLARINEX would be delayed as a result of these manufacturing issues, and they allege that Schering-Plough failed to disclose the alleged depth and severity of its manufacturing issues. These complaints were consolidated into one action in the U.S. District Court for the District of New Jersey, and a consolidated amended complaint was filed on October 11, 2001, purporting to represent a class of shareholders who purchased shares of Schering-Plough stock from May 9, 2000 through February 15, 2001. The complaint seeks compensatory damages on behalf of the class. The Court certified the shareholder class on October 10, 2003. Notice of pendency of the class action was sent to members of that class in July 2007. On February 18, 2009 the Court signed an order preliminarily approving a settlement agreement. The proposed settlement agreement is scheduled to be presented for final approval at a hearing on June 1, 2009.

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

K-DUR Antitrust Litigation

Schering-Plough had settled patent litigation with Upsher-Smith, Inc. (Upsher-Smith) and ESI Lederle, Inc. (Lederle) relating to generic versions of K-DUR, Schering-Plough’s long-acting potassium chloride product supplement used by cardiac patients, for which Lederle and Upsher Smith had filed Abbreviated New Drug Applications. Following the commencement of an FTC administrative proceeding alleging anti-competitive effects from those settlements (which has been resolved in Schering-Plough’s favor), alleged class action suits were filed in federal and state courts on behalf of direct and indirect purchasers of K-DUR against Schering-Plough, Upsher-Smith and Lederle. These suits claim violations of federal and state antitrust laws, as well as other state statutory and common law causes of action. These suits seek unspecified damages. In February 2009, a special master recommended that the U.S. District Court for the District of New Jersey dismiss the class action lawsuits on summary judgment.

Third-party Payor Actions

Several purported class action litigations have been filed following the announcement of the settlement of the Massachusetts Investigation. Plaintiffs in these actions seek damages on behalf of third-party payors resulting from the allegations of off-label promotion and improper payments to physicians that were at issue in the Massachusetts Investigation.

Litigation and Investigations relating to the Merck/Schering-Plough Cholesterol Joint Venture

Background.  In January 2008, the Merck/Schering-Plough Cholesterol Joint Venture announced the results of the ENHANCE clinical trial (Effect of Combination Ezetimibe and High-Dose Simvastatin vs. Simvastatin Alone on the Atherosclerotic Process in Patients with Heterozygous Familial Hypercholesterolemia). In July 2008 the Merck/Schering-Plough Cholesterol Joint Venture announced the results of the SEAS clinical trial (Simvastatin and Ezetimibe in Aortic Stenosis). Litigation and investigations with respect to matters relating to these clinical trials have been disclosed in prior filings. Please refer to “Legal Proceedings” in Item 3 in Schering-Plough’s 2007 10-K/A and Part II, Item 1, “Legal Proceedings,” in the Forms 10-Q for the periods ending March 31, 2008, June 30, 2008 and September 30, 2008. Also see Part II, OTHER INFORMATION, “Recent Cholesterol Clinical Trials,” in the Forms 10-Q for the periods ending June 30, 2008 and September 30, 2008.

Schering-Plough is cooperating fully with the various investigations and responding to the requests for information, and Schering-Plough intends to vigorously defend the lawsuits that have been filed relating to the ENHANCE study.

Investigations and Inquiries.  Through the date of filing this 10-K, Schering-Plough, the Joint Venture and/or its joint venture partner, Merck, received a number of governmental inquiries and have been the subject of a number of investigations and inquiries relating to the ENHANCE clinical trial. These include several letters from Congress, including the Subcommittee on Oversight and Investigations of the House Committee on Energy and Commerce, and the ranking minority member of the Senate Finance Committee, collectively seeking a combination of witness interviews, documents and information on a variety of issues related to the Merck/Schering-Plough Cholesterol Joint Venture’s ENHANCE clinical trial. These also include several subpoenas from state officials, including State Attorneys General, and requests for information from U.S. Attorneys and the Department of Justice seeking similar information and documents. In addition, Schering-Plough received letters from the Subcommittee on Oversight and Investigations of the House Committee on Energy and Commerce seeking certain information and documents related to the SEAS clinical trial, and other matters. Schering-Plough, Merck and the Joint Venture are cooperating with these investigations and responding to the inquiries.

In January 2008, after the initial release of ENHANCE data, the FDA stated that it would review the results of the ENHANCE trial. On January 8, 2009 the FDA announced the results of its review. The FDA stated that following two years of treatment,

•	Carotid artery thickness increased by 0.011 mm in the VYTORIN group and by 0.006 mm in the simvastatin group. The difference in the changes in carotid artery thickness between the two groups was not statistically significant.

•	The levels of LDL cholesterol decreased by 56% in the VYTORIN group and decreased by 39% in the simvastatin group. The difference in the reductions in LDL cholesterol between the two groups was statistically significant.

The FDA also stated that the results from ENHANCE do not change its position that an elevated LDL cholesterol is a risk factor for cardiovascular disease and that lowering LDL cholesterol reduces the risk for cardiovascular disease. The FDA also stated that pending the results of the IMPROVE-IT clinical trial, patients should not stop taking VYTORIN or other cholesterol lowering medications and should talk to their doctors if they have any questions.

Litigation.  Schering-Plough continues to respond to existing and new litigation, including civil class action lawsuits alleging common law and state consumer fraud claims in connection with Schering-Plough’s sale and promotion of the Merck/Schering-Plough joint venture products’ VYTORIN and ZETIA; several putative shareholder securities class action lawsuits (where several officers are also named defendants) alleging false and misleading statements and omissions by Schering-Plough and its representatives related to the timing of disclosures concerning the ENHANCE results, allegedly in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934; a putative shareholder securities class action lawsuit (where several officers and directors are also named), alleging material misstatements and omissions related to the ENHANCE results in the offering documents in connection with Schering-Plough’s 2007 securities offerings, allegedly in violation of the Securities Act of 1933, including Section 11; several putative class action suits alleging that Schering-Plough and certain officers and directors breached their fiduciary duties under ERISA and seeking damages in the amount of losses allegedly suffered by the Plans; a Shareholder Derivative Action alleging that the Board of Directors breached its fiduciary obligations relating to the timing of the release of the ENHANCE results; and a letter on behalf of a single shareholder requesting that the Board of Directors investigate the allegations in the litigation described above and, if warranted, bring any appropriate legal action on behalf of Schering-Plough.

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

Pending Administrative Obligations

In connection with the settlement of an investigation with the U.S. Department of Justice and the U.S. Attorney’s Office for the Eastern District of Pennsylvania, Schering-Plough entered into a five-year corporate integrity agreement (CIA). The CIA was amended in August of 2006 in connection with the settlement of the Massachusetts Investigation, commencing a new five-year term. Failure to comply with the obligations under the CIA could result in financial penalties. To date, Schering-Plough believes it has complied with its obligations.

Other Matters

Products Liability

Beginning in May 2007, a number of complaints were filed in various jurisdictions asserting claims against Organon USA, Inc., Organon Pharmaceuticals USA, Inc., Organon International (Organon), and Schering-Plough Corporation arising from Organon’s marketing and sale of NUVARING, a combined hormonal contraceptive vaginal ring. The plaintiffs contend that Organon and Schering-Plough failed to adequately warn of the alleged increased risk of venous thromboembolism (VTE) posed by NUVARING, and/or downplayed the risk of VTE. The plaintiffs seek damages for injuries allegedly sustained from their product use, including some alleged deaths, heart attacks and strokes. The majority of the cases are currently pending in a federal Multidistrict litigation venued in Missouri and in New Jersey state court. Other cases are pending in other states.

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

In April 2007, the competitor also requested interim relief, a portion of which was granted by the French competition authority in December 2007. The interim relief required Schering-Plough’s French subsidiary to publish in two specialized newspapers information including that the generic has the same quantitative and qualitative composition and the same pharmaceutical form as, and is substitutable for, SUBUTEX. In February 2008, the Paris Court of Appeal confirmed the decision of the French competition authority. In January 2009, the French Supreme Court confirmed the decision of the French competition authority.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

Listed below are the executive officers and corporate officers of Schering-Plough as of February 27, 2009. Unless otherwise indicated, each has held the position indicated for the past five years. Officers serve for one year and until their successors have been duly appointed.

Name	Title	Age

Robert J. Bertolini*	Executive Vice President and Chief Financial Officer(1)	47
John M. Carroll	Vice President, Global Internal Audits(2)	48
C. Ron Cheeley*	Senior Vice President, Global Human Resources(3)	58
Carrie S. Cox*	Executive Vice President and President, Global Pharmaceuticals(4)	51
William J. Creelman	Vice President, Tax(5)	54
Fred Hassan*	Chairman and Chief Executive Officer(6)	63
Maria Teresa Hilado	Vice President and Treasurer(7)	44
Steven H. Koehler*	Vice President and Controller(8)	58
Thomas P. Koestler, Ph.D.*	Executive Vice President and President, Schering-Plough Research Institute(9)	57
Raul E. Kohan*	Senior Vice President and President, Intervet/Schering-Plough Animal Health(10)	56
Ian A.T. McInnes, Ph.D.	Senior Vice President and President, Global Supply Chain(11)	56
Lori Queisser*	Senior Vice President, Global Compliance and Business Practices(12)	48
Thomas J. Sabatino, Jr.*	Executive Vice President and General Counsel(13)	50
Karl D. Salnoske	Vice President and Chief Information Officer(14)	55
Brent Saunders*	Senior Vice President and President, Consumer Health Care(15)	39
Susan Ellen Wolf	Corporate Secretary, Associate General Counsel and Vice President, Governance(16)	54

*	Officers as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934.

(1)	Mr. Bertolini joined Schering-Plough in 2003 as Executive Vice President and Chief Financial Officer. Mr. Bertolini was a partner at PricewaterhouseCoopers from 1993 to 2003.

(2)	Mr. Carroll joined Schering-Plough in 2006 as Vice President, Global Internal Audits. Mr. Carroll was Vice President and General Auditor of American Standard Companies from 2005 to 2006, General Auditor of American Standard Companies from 2002 to 2005.

(3)	Mr. Cheeley joined Schering-Plough in 2003 as Senior Vice President, Global Human Resources. Mr. Cheeley was Group Vice President, Global Compensation and Benefits of Pharmacia Corporation from 1998 to 2003.

(4)	Ms. Cox joined Schering-Plough in 2003 as Executive Vice President and President, Global Pharmaceuticals. Ms. Cox was Executive Vice President and President, Global Prescription Business of Pharmacia Corporation from 1999 to 2003.

(5)	Mr. Creelman joined Schering-Plough in 2004 as Vice President, Tax. Mr. Creelman was Senior Tax Counsel of Pfizer from 2003 to 2004. Mr. Creelman was Assistant Vice President — International Tax of CIGNA Corporation from 2002 to 2003.

(6)	Mr. Hassan joined Schering-Plough in 2003 as Chairman of the Board and Chief Executive Officer. Mr. Hassan was Chairman of the Board and Chief Executive Officer of Pharmacia Corporation from 2001 to 2003.

(7)	Ms. Hilado joined Schering-Plough in May 2008 as Vice President and Treasurer. Ms. Hilado was Assistant Treasurer for General Motors Corporation from January 2006 to April 2008, and Chief Financial Officer of GMAC Commercial Finance from 2001 to 2005.

(8)	Mr. Koehler joined Schering-Plough in 2006 as Vice President and Controller. Mr. Koehler was Senior Vice President, Chief Financial Officer and Treasurer from 2004 to 2006, and Vice President, Chief Financial Officer, Treasurer and Corporate Secretary from 2002 to 2004 of The Medicines Company.

(9)	Dr. Koestler was named Executive Vice President and President of Schering-Plough Research Institute in September 2006. Dr. Koestler was Executive Vice President, Global Development of Schering-Plough Research Institute from 2005 to September 2006; Executive Vice President of Schering-Plough Research Institute from 2003 to 2005, and Senior Vice President, Global Regulatory Affairs of Pharmacia Corporation from 2001 to 2003.

(10)	Mr. Kohan was named Senior Vice President and President, Intervet/Schering-Plough Animal Health in October 2008. Mr. Kohan was Deputy Head of Animal Health and Senior Vice President, Corporate Excellence and Administrative Services of Schering-Plough Corporation from the end of 2007 to October 2008. Mr. Kohan was Senior Vice President and President Animal Health from February 2007 to October 2007 and Group Head of Global Specialty Operations and President, Animal Health from 2003 to 2007.

(11)	Dr. McInnes was named Senior Vice President and President, Global Supply Chain in February 2008. Dr. McInnes joined Schering-Plough in 2004 as Senior Vice President, Global Supply Chain. Dr. McInnes was Senior Vice President, Global Supply Chain of Pharmacia Corporation from 1994 to 2003 and Executive Vice President, Supply Chain, Watson Pharmaceuticals, Inc. from 2003 to 2004.

(12)	Ms. Queisser joined Schering-Plough in February 2007 as Senior Vice President, Global Compliance and Business Practices. Ms. Queisser was Vice President, Chief Compliance Officer of Eli Lilly Company from October 2002 to February 2007.

(13)	Mr. Sabatino joined Schering-Plough in 2004 as Executive Vice President and General Counsel. Mr. Sabatino was Senior Vice President and General Counsel of Baxter International, Inc. from 2001 to 2004.

(14)	Mr. Salnoske joined Schering-Plough in 2004 as Vice President and Chief Information Officer. Mr. Salnoske was CEO of Adaptive Trade from 2001 to 2004.

(15)	Mr. Saunders joined Schering-Plough in 2003 as Senior Vice President, Global Compliance and Business Practices. Mr. Saunders was a partner at PricewaterhouseCoopers prior to joining Schering-Plough in 2003.

(16)	Ms. Wolf was named Vice President, Corporate Secretary and Associate General Counsel in 2004. She held various positions in Schering-Plough’s Law Department from 2002 to 2004.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market for Schering-Plough’s common stock is the New York Stock Exchange. Additional information required by this Item is incorporated by reference from the table captioned “Quarterly Data” (unaudited) under Item 8, “Financial Statements and Supplementary Data.”

The following table provides information with respect to purchases by Schering-Plough of its common shares during the fourth quarter of 2008.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
		Average	Part of Publicly	Yet Be Purchased
	Total Number of	Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchased(1)	per Share	Programs	Programs

October 1, 2008 through October 31, 2008	1,644	$13.08	N/A	N/A
November 1, 2008 through November 30, 2008	18,611	$14.49	N/A	N/A
December 1, 2008 through December 31, 2008	18,881	$15.45	N/A	N/A
Total October 1, 2008 through December 31, 2008	39,136	$14.89	N/A	N/A

(1)	All of the shares included in the table above represent shares delivered to Schering-Plough by option holders for payment of the exercise price and tax withholding obligations in connection with stock options and stock awards, pursuant to Schering-Plough’s stock incentive program.

Performance Graph

Comparison of Cumulative Total Return

	2003	2004	2005	2006	2007	2008

Schering-Plough Corporation	100	122	123	140	160	104
Composite Peer Group	100	92	89	103	109	90
S&P 500 Index	100	111	116	134	142	90

The graph above assumes a $100 investment on December 31, 2003, and reinvestment of all dividends, in each of Schering-Plough’s Common Shares, the S&P 500 Index, and a composite peer group of the major U.S.-based pharmaceutical companies, which are: Abbott Laboratories, Bristol-Myers Squibb Company, Johnson & Johnson, Eli Lilly and Company, Merck, Pfizer Inc. and Wyeth.

Item 6.	Selected Financial Data

	2008(1)	2007(1)	2006	2005	2004
	(In millions, except per share figures and percentages)

Operating Results
Net sales	$18,502	$12,690	$10,594	$9,508	$8,272
Equity (income)	(1,870)	(2,049)	(1,459)	(873)	(347)
Income/(loss) before income taxes and cumulative effect of a change in accounting principle(2)	2,049	(1,215)	1,483	497	(168)
Net income/(loss)(2)	1,903	(1,473)	1,143	269	(947)
Net income/(loss) available to common shareholders(2)	1,753	(1,591)	1,057	183	(981)
Diluted earnings/(loss) per common share(2)	1.07	(1.04)	0.71	0.12	(0.67)
Basic earnings/(loss) per common share(2)	1.08	(1.04)	0.71	0.12	(0.67)
Research and development expenses	3,529	2,926	2,188	1,865	1,607
Acquired in-process research and development	—	3,754	—	—	—
Depreciation and amortization expenses	2,175	861	568	486	453
Financial Position and Cash Flows
Property, net	$6,833	$7,016	$4,365	$4,487	$4,593
Total assets	28,117	29,156	16,071	15,469	15,911
Long-term debt(3)	7,931	9,019	2,414	2,399	2,392
Shareholders’ equity	10,529	10,385	7,908	7,387	7,556
Capital expenditures	747	618	458	478	489
Financial Statistics
Net income/(loss) as a percent of net sales	10.3%	(11.6)%	10.8%	2.8%	(11.4)%
Return on average shareholders’ equity	18.1%	(16.1)%	14.9%	3.6%	(12.7)%
Net book value per common share(4)	$6.13	$6.07	$5.10	$4.77	$4.91
Other Data
Cash dividends per common share	$0.26	$0.25	$0.22	$0.22	$0.22
Cash dividends paid on common shares	422	382	326	324	324
Cash dividends paid on preferred shares	150	99	86	86	30
Average shares outstanding used in calculating diluted earnings/(loss) per common share	1,635	1,536	1,491	1,484	1,472
Average shares outstanding used in calculating basic earnings/(loss) per common share	1,625	1,536	1,482	1,476	1,472
Common shares outstanding at year-end	1,626	1,621	1,487	1,479	1,474

(1)	Operating results and other financial information reflects the operations of the OBS business subsequent to the acquisition on November 19, 2007, including the impacts of purchase accounting in accordance with SFAS No. 141, “Business Combinations.”

(2)	2008, 2007, 2006, 2005, and 2004 include special and acquisition-related charges and manufacturing streamlining costs of $329, $84, $248, $294, and $153, respectively. See Note 3, “Special and Acquisition-Related Charges and Manufacturing Streamlining,” for additional information on these charges that were incurred in 2008, 2007 and 2006. The special charges incurred in 2005 of $294 million included litigation charges of $250 million, employee termination costs of $28 million and asset impairment and other charges of $16 million. The special charges incurred in 2004 included $119 million of employee termination costs and $34 million for asset impairment and related charges.

(3)	The increase in long-term debt in 2007, as compared to 2006, primarily reflects the financing of the OBS acquisition.

(4)	Assumes conversion of all 2007 mandatory convertible preferred stock into approximately 91 million common shares in 2008 and 2007. Assumes conversion of all 2004 mandatory convertible preferred stock into approximately 65 million common shares in 2006, 69 million common shares in 2005 and 65 million common shares in 2004. In 2007, the 2004 mandatory convertible preferred stock converted into common shares.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

Overview of Schering-Plough

Schering-Plough is an innovation-driven science-centered global health care company. Schering-Plough discovers, develops and manufactures pharmaceuticals for three customer markets — prescription, animal health, and consumer. While most of the research and development activity is directed toward prescription products, there are important applications of this central research and development platform into the animal health products and the consumer health care products. Schering-Plough also accesses external innovation via partnering, in-licensing and acquisition for all three customer markets.

Strategy — Focused on Science

In 2003, soon after Fred Hassan was elected as Chairman of the Board and Chief Executive Officer of Schering-Plough Corporation, he initiated a six-to-eight year strategic plan, called the Action Agenda. A key component of the Action Agenda is applying science to meet unmet medical needs. A core strategy of Schering-Plough is to invest substantial funds in scientific research with the goal of creating therapies and treatments that address important unmet medical needs and also have commercial value. Consistent with this core strategy, Schering-Plough has increased its investment in research and development. Schering-Plough has been successful in advancing the pipeline and has several late-stage projects that will require sizable resources to complete. Schering-Plough continues to develop the later-phase pipeline compounds (e.g., golimumab, sugammadex in the U.S., thrombin receptor antagonist, vicriviroc, boceprevir and asenapine), and its progressing early pipeline includes drug candidates across a wide range of therapeutic areas.

Another key component of the Action Agenda is the focus on building long-term value for shareholders and for the patients who rely upon Schering-Plough’s drugs. This longer-term focus includes concurrent emphasis on growing sales, disciplined cost controls and investing in research and development for the future.

Early on, Hassan, and the new management team that he recruited, applied the Action Agenda to stabilizing, repairing and turning around Schering-Plough after Schering-Plough encountered challenges earlier this decade under a prior management team.

Currently, Schering-Plough continues work in the fourth of five phases of the Action Agenda. During the fourth, or Build the Base phase, Schering-Plough continues to focus on its strategy of value creation across a broad front. Over the past five years, sales of Schering-Plough pharmaceutical products across an array of therapeutic areas showed strong growth compared to prior periods and other pharmaceutical companies. Schering-Plough’s pharmaceutical sales and marketing activities were further expanded in newer markets. This geographic diversity adds to growth and makes performance less sensitive to any one geographic area. Substantial progress was made with the integration of Organon BioSciences N.V. (OBS), purchased from Akzo Nobel in late 2007. That acquisition was transformative, giving Schering-Plough:

•	Key new pipeline projects (including asenapine for schizophrenia and bipolar disease and sugammadex to reverse deep anesthesia);

•	Key products in two new therapeutic areas — Women’s Health and Central Nervous System;

•	A position as a leader in Animal Health by combining Schering-Plough Animal Health with Intervet;

•	A leadership position in animal vaccines at Intervet and early-stage innovation capabilities in human vaccines at Nobilon;

•	Additional state-of-the-art biologics capabilities;

•	A substantial expansion to the Company’s geographic footprint; and

•	Significant talent, including in key research and development functions.

In April 2008, Schering-Plough announced the Productivity Transformation Program (PTP). The goal of this program, which includes the ongoing integration of OBS, is to create a leaner, stronger company to support Schering-Plough’s goal of building long-term high performance despite the current challenging pharmaceutical industry environment and the particular challenges facing Schering-Plough. This program targets savings of $1.5 billion on an annualized basis by 2012 and is designed to reduce and avoid costs, while increasing productivity. Of the total targeted savings, approximately $1.25 billion are anticipated to be accomplished by the end of 2010 with the balance achieved by 2012. The targeted savings envisioned by this program include those resulting from the previously announced OBS integration synergies. Beyond this program, Schering-Plough anticipates investing in new high-priority clinical trials, the pursuit of strategic opportunities, including product launches and anticipates natural cost growth.

As part of the Action Agenda, Schering-Plough continues to work to enhance infrastructure, upgrade processes and systems and strengthen talent. While these efforts are being implemented on a companywide basis, Schering-Plough is focusing especially on research and development to support Schering-Plough’s science-based business.

The pharmaceutical industry is under increasing political and regulatory pressure, particularly in the United States and Schering-Plough and the Merck/Schering-Plough Cholesterol Joint Venture have encountered specific challenges during 2008, as explained in more detail in Item 3, “Legal Proceedings,” Litigation and Investigations relating to the Merck/Schering-Plough Cholesterol Joint Venture.

The strength Schering-Plough built during the earlier phases of the Action Agenda, including the diversified group of products, customer segments, and geographic areas, as well as its highly experienced executive team, will be helpful in weathering current and future challenges, including those relating to the Merck/Schering-Plough Cholesterol Joint Venture.

Results and Highlights of Schering-Plough’s performance in 2008 are as follows:

•	Schering-Plough’s net sales for 2008 were $18.5 billion, an increase of $5.8 billion, or 46 percent, as compared to 2007. This increase in net sales was primarily due to the contribution of the products from OBS during 2008.

•	For 2008, net sales outside the U.S. totaled $12.9 billion. This approximated 70 percent of consolidated net sales.

•	Net income available to common shareholders for 2008 was $1.8 billion which includes a gain on the divestitures of certain Animal Health products.

•	Increased sales in 2008, of pharmaceutical products such as REMICADE, TEMODAR and NASONEX as well as increased sales in the Animal Health segment contributed favorably to Schering-Plough’s overall operating results. Overall operating results also benefited from the increased sales of OBS products.

•	Global combined net sales of Schering-Plough’s cholesterol franchise products, VYTORIN and ZETIA, decreased 11 percent during 2008 as compared 2007. Combined net sales of the products VYTORIN and ZETIA in the U.S. decreased 24 percent during 2008 as compared to 2007.

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

In addition, any potential strategic alternatives may be impacted by the change of control provisions in those arrangements, which could result in VYTORIN and ZETIA being acquired by Merck or REMICADE and golimumab reverting back to Centocor. The change in control provision relating to VYTORIN and ZETIA is included in the contract with Merck, filed as Exhibit 10(r) in this 10-K, and the change of control provision relating to REMICADE and golimumab is contained in the contract with Centocor, filed as Exhibit 10(v) in this 10-K.

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

The cholesterol-reduction market is the single largest pharmaceutical category in the world. VYTORIN and ZETIA are competing in this market. Global total combined sales of VYTORIN and ZETIA for 2008, decreased 11 percent as compared to 2007. During 2008, total combined sales of VYTORIN and ZETIA in the U.S. declined 24 percent as compared to 2007. During 2008, total combined sales of VYTORIN and ZETIA outside the U.S. increased 30 percent as compared to 2007. As of December 2008, total combined prescription share for VYTORIN and ZETIA in the U.S. was down versus December 2007 from 16.9 percent to 10.1 percent. In the past, Schering-Plough’s profitability has been largely dependent upon the performance of the cholesterol franchise; while performance of the cholesterol franchise is still material to Schering-Plough, as the product diversity has become stronger (through the OBS acquisition as well as development of other Schering-Plough products) the dependence on the cholesterol franchise is lessening.

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

License Arrangements with Centocor

REMICADE is prescribed for the treatment of inflammatory diseases such as rheumatoid arthritis, early rheumatoid arthritis, psoriatic arthritis, Crohn’s disease, ankylosing spondylitis, plaque psoriasis and ulcerative colitis. REMICADE is Schering-Plough’s second-largest marketed pharmaceutical product line (after the cholesterol franchise). REMICADE is licensed from and manufactured by Centocor, Inc., a Johnson & Johnson company. During 2005, Schering-Plough exercised an option under its contract with Centocor for license rights to develop and commercialize golimumab, a fully human monoclonal antibody which has been filed for approval in Europe. Schering-Plough has exclusive marketing rights to both products outside the U.S., Japan and certain Asian markets. In December 2007, Schering-Plough and Centocor revised their distribution agreement regarding the development, commercialization and distribution of both REMICADE and golimumab, extending Schering-Plough’s rights to exclusively market REMICADE to match the duration of Schering-Plough’s exclusive marketing rights for golimumab. Effective upon regulatory approval of golimumab in the EU, Schering-Plough’s marketing rights for both products will extend for 15 years after the first commercial sale of golimumab within the EU. Centocor will receive a progressively increased share of profits on Schering-Plough’s distribution of both products in the Schering-Plough marketing territory between 2010 and 2014, and the share of profits will remain fixed thereafter for the remainder of the term. The changes to the duration of REMICADE marketing rights and the profit sharing arrangement for the products are all conditioned on approval of golimumab being granted prior to September 1, 2014. Schering-Plough may independently develop and market golimumab for a Crohn’s disease indication in its territories, with an option for Centocor to participate. In addition, Schering-Plough and Centocor agreed to utilize an autoinjector device in the commercialization of golimumab and further agreed to share its development costs.

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

Schering-Plough continually reviews the business, including manufacturing operations, to identify actions that will enhance long-term competitiveness. However, Schering-Plough’s manufacturing cost base is relatively fixed, and actions to significantly reduce Schering-Plough’s manufacturing infrastructure, including specific reductions in the number of Schering-Plough manufacturing facilities that will be made as part of the Productivity Transformation Program involve complex issues. As a result, shifting products between manufacturing plants can take many years due to construction and regulatory requirements, including revalidation and registration requirements. Future events and decisions may lead to asset impairments or related costs.

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

Commencing from the acquisition date, OBS’s assets acquired and liabilities assumed, as well as the results of OBS’s operations, are included in Schering-Plough’s consolidated financial statements. There were approximately one and one-half months of results of operations relating to OBS included in Schering-Plough’s Statement of Consolidated Operations for the year ended December 31, 2007.

The impact of purchase accounting resulted in the following non-cash charges in 2008 and 2007:

•	Acquired In-Process Research and Development (IPR&D), which was a one-time charge of approximately $3.8 billion in 2007.

•	Amortization of inventory adjusted to fair value of approximately $1.1 billion was charged to Cost of Sales ($889 million in 2008 and $258 million in 2007).

•	Amortization of acquired intangible assets adjusted to fair value, of which $6.8 billion will be amortized over a weighted average life of 15 years to Cost of Sales ($527 million in 2008 and $65 million in 2007).

•	Incremental depreciation relating to the adjustment in fair value on property, plant and equipment of approximately $900 million that will be depreciated primarily to Cost of Sales over the lives of the applicable property ($33 million in 2008 and $3 million in 2007).

DISCUSSION OF OPERATING RESULTS

The results of operations in 2008 and 2007 discussed below include OBS’s product sales and expenses as well as certain non-cash charges relating to purchase accounting associated with the OBS acquisition.

Net Sales

Consolidated net sales in 2008 were $18.5 billion, an increase of $5.8 billion or 46 percent as compared to 2007. Consolidated net sales in 2008 included $5.4 billion of net sales of products from OBS. The increase was primarily due to the acquisition of OBS, on November 19, 2007. Foreign exchange had an estimated 3% favorable impact on sales in 2008. Since the acquisition of OBS, a greater proportion of Schering-Plough’s sales are denominated in Euros. Net sales outside the U.S. are approximately 70 percent of consolidated net sales.

Consolidated net sales in 2007 were $12.7 billion, an increase of $2.1 billion or 20 percent compared to 2006. Consolidated net sales in 2007 included $626 million of net sales of products from OBS related to the period subsequent to the acquisition. The increase primarily reflected the growth in sales volumes of REMICADE, TEMODAR, NASONEX and AVELOX as well as contributions from Animal Health and Consumer Health Care and an estimated favorable impact of 4 percent from foreign exchange.

A significant portion of U.S. net sales are made to major pharmaceutical and health care product distributors and major retail chains. Consequently, net sales and quarterly growth comparisons may be affected by fluctuations in the buying patterns of major distributors, retail chains and other trade buyers. These fluctuations may result from seasonality, pricing, wholesaler, retail and trade buying decisions, changes in overall demand factors or other factors. In addition to these fluctuations, sales of many pharmaceutical products in the U.S. are subject to increased pricing pressure from managed care groups, institutions, government agencies, and other groups seeking discounts. Schering-Plough and other pharmaceutical manufacturers in the U.S. market are also required to provide statutorily defined rebates to various government agencies in order to participate in the Medicaid program, the veterans health care program, and other government-funded programs. The Medicare Prescription Drug Improvement and Modernization Act of 2003 contains a prescription drug benefit for individuals who are eligible for Medicare. This prescription drug benefit became effective on January 1, 2006 and is resulting in increased use of generics and increased purchasing power of those negotiating on behalf of Medicare recipients. In most international markets, Schering-Plough operates in an environment where governments may and have mandated cost-containment programs, placed restrictions on physician prescription levels and patient reimbursements, emphasized greater use of generic drugs and enacted across-the-board price cuts as methods to control costs.

Net sales for the years ended December 31, 2008, 2007, and 2006 were as follows:

				% Increase (Decrease)
	2008	2007	2006	2008/2007	2007/2006
	(Dollars in millions)

PRESCRIPTION PHARMACEUTICALS	$14,253	$10,173	$8,561	40%	19%
REMICADE	2,118	1,648	1,240	28%	33%
NASONEX	1,155	1,092	944	6%	16%
TEMODAR	1,002	861	703	16%	22%
PEGINTRON	914	911	837	—	9%
CLARINEX/AERIUS	790	799	722	(1)%	11%
FOLLISTIM/PUREGON(1)	577	57	—	N/M	N/M
NUVARING(1)	440	45	—	N/M	N/M
CLARITIN Rx	425	391	356	9%	10%
AVELOX	376	384	304	(2)%	26%
INTEGRILIN	314	332	329	(5)%	1%
CAELYX	297	257	206	16%	25%
REBETOL	260	277	311	(6)%	(11)%
ZEMURON(1)	253	25	—	N/M	N/M
REMERON(1)	239	33	—	N/M	N/M
INTRON A	234	233	237	—	(2)%
SUBUTEX/SUBOXONE	230	220	203	5%	8%
ASMANEX	180	162	103	11%	57%
Other Pharmaceutical	4,449	2,446	2,066	N/M	18%
ANIMAL HEALTH	2,973	1,251	910	138%	37%
CONSUMER HEALTH CARE	1,276	1,266	1,123	1%	13%
OTC	680	682	558	—	22%
Foot Care	357	345	343	3%	1%
Sun Care	239	239	222	—	8%

CONSOLIDATED NET SALES	$18,502	$12,690	$10,594	46%	20%

(1)	Products acquired in OBS acquisition on November 19, 2007

N/M — Not a meaningful percentage.

Sales of Prescription Pharmaceuticals in 2008 totaled $14.3 billion, a $4.1 billion or 40 percent increase compared to 2007. Included in 2008 and 2007 are $3.5 billion and $409 million of net sales related to Organon, the human health business of OBS. Sales of Prescription Pharmaceuticals in 2007 totaled $10.2 billion, a $1.6 billion or 19 percent increase compared to 2006.

International net sales of REMICADE, a drug for the treatment of immune-mediated inflammatory disorders such as rheumatoid arthritis, early rheumatoid arthritis, psoriatic arthritis, Crohn’s disease, ankylosing spondylitis, plaque psoriasis, and ulcerative colitis, were up 28 percent to $2.1 billion in 2008 as compared to 2007 driven by continued market growth, expanded penetration in certain indications and a favorable impact from foreign exchange. International net sales increased 33 percent in 2007 to $1.6 billion as compared to 2006, due to greater demand, expanded use across indications and a favorable impact from foreign exchange. REMICADE is an anti-TNF antibody, marketed by Schering-Plough outside of the U.S., Japan and certain Asian markets. Competitive products for the indications referred to above have been introduced during 2007 and 2008.

Global net sales of NASONEX Nasal Spray, a once-daily corticosteroid nasal spray for allergies, rose 6 percent to $1.2 billion in 2008 as compared to 2007 due to increased sales in the international market and 16 percent to $1.1 billion in 2007 as compared to 2006, as the product captured greater U.S. and international market share in 2007. Competitive products have been introduced in 2007 and 2008.

Global net sales of TEMODAR, a treatment for certain types of brain tumors, increased 16 percent to $1 billion in 2008 as compared to 2007 due to increased sales across geographic regions. Global net sales increased 22 percent to $861 million in 2007 as compared to 2006 due to increased sales across geographic markets, including Japan, where the product was launched in September 2006. TEMODAR will lose patent exclusivity in the EU in 2009.

Global net sales of PEGINTRON Powder for Injection, a pegylated interferon product for treating hepatitis C, were essentially flat in 2008 as compared to 2007, including a favorable impact of foreign exchange. Global net sales increased 9 percent to $911 million in 2007 as compared to 2006 due to higher sales in Latin America and emerging markets across Europe, and tempered by lower sales in Japan due to increased competition and a decrease in the U.S. market size.

Global net sales of CLARINEX (marketed as AERIUS in many countries outside the U.S.), for the treatment of seasonal outdoor allergies and year-round indoor allergies, in 2008 decreased 1 percent to $790 million as compared to 2007 primarily due to lower sales in the United States. Global net sales in 2007 increased 11 percent to $799 million as compared to 2006 primarily due to higher sales in international markets.

Global net sales of FOLLISTIM/PUREGON, a recombinant follicle-stimulating hormone for treating infertility, were $577 million in 2008 and $57 million for 2007 (which represent sales from the date of the OBS acquisition on November 19, 2007 through December 31, 2007). FOLLISTIM/PUREGON will lose patent exclusivity in the EU in 2009.

Global net sales of NUVARING, a contraception product, were $440 million for 2008 and $45 million for 2007 (which represent sales from the date of the OBS acquisition on November 19, 2007 through December 31, 2007).

International net sales of prescription CLARITIN increased 9 percent to $425 million in 2008 as compared to 2007, primarily due to higher sales in Japan and favorable foreign exchange. Sales in 2007 increased 10 percent to $391 million as compared to 2006, reflecting growth in Latin America, Asia Pacific and Japan.

Net sales of AVELOX, a fluoroquinolone antibiotic for the treatment of certain respiratory and skin infections, marketed in the U.S. by Schering-Plough as a result of its license agreement with Bayer, decreased 2 percent to $376 million in 2008 as compared to 2007, reflecting a decline in the U.S. respiratory tract infection market. Net sales in 2007 increased 26 percent to $384 million in 2007 as compared to $304 million in 2006, primarily as a result of increased market share.

Global net sales of INTEGRILIN Injection, a glycoprotein platelet aggregation inhibitor for the treatment of patients with acute coronary syndrome, that is sold primarily in the U.S. by Schering-Plough, decreased 5 percent to $314 million in 2008 as compared to 2007. During 2007, sales increased 1 percent to $332 million as compared to 2006.

International net sales of CAELYX, for the treatment of ovarian cancer, metastatic breast cancer and Kaposi’s sarcoma, increased 16 percent to $297 million in 2008 as compared to 2007 primarily due to higher sales across Europe and favorable foreign exchange. Sales in 2007 increased 25 percent to $257 million as compared to 2006 primarily due to increased sales in Latin America and a favorable impact from foreign exchange.

Global 2008 net sales of REBETOL Capsules, for use in combination with PEGINTRON or INTRON A for treating hepatitis C, decreased 6 percent to $260 million as compared to 2007 due to lower sales in Japan and continued generic competition. Global net sales in 2007 decreased 11 percent to $277 million as compared to 2006 due to lower patient enrollment in Japan and increased generic competition.

Global net sales of ZEMURON, a muscle relaxant used in surgical procedures, were $253 million in 2008 and $25 million in 2007 (which represent sales from the date of the OBS acquisition on November 19, 2007, through December 31, 2007). ZEMURON lost patent exclusivity in the U.S. in October 2008 and will lose patent exclusivity in the EU in 2009.

Global net sales of REMERON, an antidepressant, were $239 million in 2008 and $33 million in 2007 (which represent sales from the date of the OBS acquisition on November 19, 2007, through December 31, 2007).

Global net sales of INTRON A Injection, for chronic hepatitis B and C and other antiviral and anticancer indications, were essentially flat in 2008 as compared to 2007 and decreased 2 percent in 2007 to $233 million as compared to 2006. The decrease in 2007 as compared to 2006 was due to the conversion to PEGINTRON for treating hepatitis C in Japan.

International net sales of SUBUTEX/SUBOXONE, for the treatment of opiate addiction, increased 5 percent to $230 million in 2008 as compared to 2007. Sales increased 8 percent to $220 million in 2007 as compared to 2006. The increases in 2008 and 2007 resulted primarily from the benefit of foreign exchange.

Global net sales of ASMANEX, an orally inhaled steroid for asthma, were up 11 percent to $180 million in 2008 as compared to 2007 primarily due to market share growth in the U.S. Sales increased to $162 million in 2007 as compared to 2006 due to the increase in sales in the U.S.

Other pharmaceutical net sales include a large number of lower sales volume prescription pharmaceutical products and included $2.0 billion and $249 million of net sales from OBS products for 2008 and 2007, respectively. Several of these products are sold in limited markets outside the U.S., and many are multiple-source products no longer protected by patents. These products include treatments for respiratory, cardiovascular, dermatological, infectious, oncological and other diseases.

Global net sales of Animal Health products increased 138 percent to approximately $3.0 billion in 2008 as compared to 2007. Included in global Animal Health net sales are $1.9 billion related to Intervet, the animal health business of OBS. Global net sales in 2008 benefited from solid growth in all geographic areas, led by the cattle, poultry and companion animal product lines, coupled with a positive impact from foreign currency exchange rates. Global net sales increased 37 percent in 2007 to $1.3 billion as compared to 2006, reflecting strong growth of core brands across most geographic and species areas led by higher sales of companion animal products and the inclusion of Intervet sales. The Animal Health segment’s sales are impacted by intense competition and the frequent introduction of generic products.

Global net sales of Consumer Health Care products, which include OTC, foot care and sun care products, increased 1 percent or $10 million as compared to 2007. The increase in 2008 was mainly due to higher sales of MiraLAX, which was launched in February 2007 as the first Rx-to-OTC switch in the laxative category in more than 30 years, offset by lower sales of other OTC products. OTC CLARITIN sales decreased 12 percent to $405 million in 2008 as compared to 2007 as a result of increased competition from private-label products. Global net sales in 2007 increased 13 percent or $143 million as compared to 2006 reflecting an increase in sales of sun care products and DR. SCHOLL’S products and the launch of MiraLAX. In addition, sales of OTC CLARITIN increased 18 percent to $462 million in 2007 as compared to 2006 due to sales growth across all product forms. Net sales of sun care products increased $17 million or 8 percent in 2007 as compared to 2006, primarily due to the success of COPPERTONE CONTINUOUS SPRAY products launched in 2005. The consumer health care market is highly competitive, with heavy advertising to consumers and frequent competitive product introductions, including a former prescription antihistamine that was launched for OTC sales in early 2008, and the impact of U.S. consumers’ purchasing patterns.

Costs, Expenses and Equity Income

A summary of costs, expenses and equity income for the years ended December 31, 2008, 2007 and 2006 is as follows:

				% Increase (Decrease)
	2008	2007	2006	2008/2007	2007/2006
	(Dollars in millions)

Gross margin	60.5%	65.3%	65.1%	(4.8)%	0.2%
Selling, general and administrative (SG&A)	$6,823	$5,468	$4,718	24.8%	15.9%
Research and development (R&D)	3,529	2,926	2,188	20.6%	33.7%
Acquired in-process research and development (IPR&D)	—	3,754	—	N/M	N/M
Other expense/(income), net	335	(683)	(135)	N/M	N/M
Special and acquisition-related charges	329	84	102	N/M	N/M
Equity income	(1,870)	(2,049)	(1,459)	(9)%	40.4%

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

Gross margin

Gross margin was 60.5 percent in 2008 as compared to 65.3 percent in 2007. Gross margin in 2008 and 2007 was unfavorably impacted by $1.4 billion and $326 million, respectively, of purchase accounting adjustments included in cost of sales. These purchase accounting adjustments were a result of the amortization of fair values of primarily inventories and intangible assets acquired as part of the OBS acquisition. Gross margin in 2007, when compared to 2006, benefited from realized cost savings of approximately $100 million from manufacturing streamlining in 2006, the non-recurrence of $146 million of charges associated with the aforementioned manufacturing streamlining actions and favorable product mix.

Selling, general and administrative

Selling, general and administrative expenses (SG&A) increased 25 percent to $6.8 billion in 2008 as compared to 2007. The increase in SG&A is primarily due to the inclusion of expenses from OBS and the impact of foreign exchange partially offset by the Productivity Transformation Program savings.

SG&A increased 16 percent to $5.5 billion in 2007 as compared to 2006, reflecting higher promotion spending, ongoing investments in emerging markets and an unfavorable impact from foreign exchange.

Research and development

Research and development (R&D) spending increased 21 percent to $3.5 billion in 2008 as compared to 2007. Included in R&D in 2007 were upfront payments of $197 million mainly related to certain licensing transactions. The increase in R&D spending versus 2007 also reflects increased spending as a result of the OBS acquisition, as well as higher spending for clinical trials and related activities and investments to build greater breadth and capacity to support Schering-Plough’s expanding global R&D pipeline. In 2007, R&D spending increased 34 percent to $2.9 billion as compared to 2006. The 2007 increase was due to higher costs associated with clinical trials, as well as building greater breadth and capacity to support Schering-Plough’s pipeline. Changes in R&D spending also reflect the timing of Schering-Plough’s funding of both internal research efforts and research collaborations with various partners to discover and develop a steady flow of innovative products.

To maximize its chances for the successful development of new products, Schering-Plough began a Development Excellence initiative in 2005 to build talent and critical mass, create a uniform level of excellence and deliver on high-priority programs within R&D. In 2006, Schering-Plough began a Global Clinical Harmonization Program to maximize and globalize the quality of clinical trial execution, pharmacovigilance and regulatory processes. Beginning in 2007, certain aspects of the Global Clinical Harmonization Program have been implemented and continue to be integrated into the processes of OBS.

Other expense/(income), net

Other expense/(income), net is comprised of the following for the years ended December 31:

	2008	2007	2006
	(Dollars in millions)

Interest cost incurred	$555	$263	$184
Less: amount capitalized on construction	(19)	(18)	(12)

Interest expense	536	245	172
Interest income	(71)	(395)	(297)
Foreign exchange losses/(gains), net	47	(37)	2
Gain on sale of divested products	(160)	—	—
Realized gain on foreign currency options, net	—	(510)	—
Ineffective portion of interest rate swaps	—	7	—
Other, net	(17)	7	(12)

Total other expense/(income), net	$335	$(683)	$(135)

Schering-Plough had $335 million of other expense, net, for 2008 and $683 million of other income, net, for 2007. Interest expense was higher in 2008 due to the issuance of new debt in connection with the acquisition of OBS in the second half of 2007. Other expense, net, for 2008 includes $160 million ($149 million after tax) of gain on sale of the divestitures of certain Animal Health products as required by regulatory agencies in U.S. and Europe in connection with the acquisition of OBS. In addition, during 2008, Schering-Plough recognized a gain of $17 million ($12 million after tax) on the sale of a manufacturing site. Other income, net, for 2007 included net realized gains on foreign currency options of $510 million related to the OBS acquisition. The increase in Other income, net, in 2007 compared to 2006 also reflected higher interest income due to higher balances of cash equivalents and short-term investments partially offset by higher interest expense due to the issuance of new debt.

Special and acquisition-related charges and manufacturing streamlining

2008 Special and acquisition-related charges

Special and acquisition-related charges relate to the Productivity Transformation Program activities which include the ongoing integration of the OBS business. Special and acquisition-related charges for 2008 were $329 million. The costs for 2008 included $275 million of employee termination costs. The remaining charges of $54 million related to integration activities.

The following table summarizes the charges, cash payments and liabilities related to the Productivity Transformation Program, which includes the ongoing integration of OBS, through December 31, 2008:

		Acquisition-
		Related
		Liabilities
	Employee	Employee
	Termination	Termination	Other Exit
	Costs	Costs	Costs
	(Dollars in millions)

Accrued liability at December 31, 2007	$23	$151	$—
Charges(a)	254	21	—
Purchase price allocation items(b)	—	(3)	50
Cash payments	(154)	(169)	(18)

Accrued liability at December 31, 2008	$123	$—	$32

(a)	Recorded to special and acquisition-related charges.

(b)	Recorded as part of purchase accounting. Included in acquisition-related liabilities at December 31, 2008 are costs to exit certain activities of OBS.

2007 Special and acquisition-related charges

During the year ended December 31, 2007, Schering-Plough incurred $84 million of special and acquisition-related charges, comprised of $61 million of integration-related costs for the OBS acquisition and $23 million of employee termination costs as part of integration activities.

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

The following table summarizes activities reflected in the consolidated financial statements related to changes to Schering-Plough’s manufacturing operations which were completed in 2006:

	Charges
	included in	Special	Total	Cash	Non-cash	Accrued
	Cost of sales	charges	charges	payments	charges	Liability
	(Dollars in millions)

Accrued liability at January 1, 2006						$—
Severance	$—	$47	$47	$(35)	$—	12
Asset impairments	—	55	55	—	(55)	—
Accelerated depreciation	93	—	93	—	(93)	—
Inventory write-offs	46	—	46	—	(46)	—
Other	7	—	7	(2)	(5)	—

Total	$146	$102	$248	$(37)	$(199)

Accrued liability at December 31, 2006						$12

Severance				$(12)		(12)

Accrued liability at December 31, 2007						$—

Equity income

Sales of the Merck/Schering-Plough Cholesterol Joint Venture totaled $4.6 billion, $5.2 billion and $3.9 billion in 2008, 2007 and 2006, respectively. The sales decrease in 2008 was due primarily to lower market share in the U.S. partially offset by continued growth in international markets. The sales growth in 2007, as compared to 2006, was due primarily to an increase in market share.

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

The allergy/asthma agreements provided for the joint development and marketing by the companies of a once-daily, fixed-combination tablet containing loratadine/montelukast. In April 2008, the Merck/Schering-Plough joint venture received a not-approvable letter from the FDA for the proposed fixed combination of loratadine/montelukast. During the second quarter of 2008 the respiratory joint venture was terminated in accordance with the agreements. This action has no impact on the cholesterol joint venture. As a result of the termination of the respiratory joint venture, Schering-Plough received payments totaling $105 million, which Schering-Plough recognized during 2008 in equity income.

Equity income from the Merck/Schering-Plough joint venture totaled $1.9 billion, $2.0 billion and $1.5 billion in 2008, 2007, and 2006, respectively. The decrease in 2008 equity income amounts compared to 2007 reflects sales declines of VYTORIN and ZETIA in the U.S. partially offset by sales growth internationally and receipt of $105 million from the termination of the respiratory joint venture. The increase in 2007 equity income as compared to 2006 reflected increased sales of VYTORIN and ZETIA during 2007 as compared to 2006.

It should be noted that Schering-Plough incurs substantial selling, general and administrative and other costs, which are not reflected in equity income and instead are included in the overall cost structure of Schering-Plough.

Provision for income taxes

Tax expense was $146 million, $258 million and $362 million in 2008, 2007 and 2006, respectively. The 2008 and 2007 tax provision amounts included tax benefits of $344 million and $89 million, respectively, related to the amortization of fair values of certain assets acquired as part of the OBS acquisition and other purchase-accounting related items. The tax provisions in 2008, 2007 and 2006 do not include any benefit related to U.S. operating losses. During 2004, Schering-Plough established a valuation allowance on its net U.S. deferred tax assets, including the benefit of U.S. operating losses, as management concluded that it is not more likely than not that the benefit of the U.S. net deferred tax assets can be realized. At December 31, 2008, Schering-Plough continues to maintain a valuation allowance against its U.S. net deferred tax assets. Schering-Plough expects to report a U.S. Net Operating Loss (NOL) carryforward of $1.3 billion on its tax return for the year ended December 31, 2008. This U.S. NOL carryforward could be materially reduced after examination of Schering-Plough’s income tax returns by the Internal Revenue Service (IRS).

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

Schering-Plough’s unrecognized tax benefits result primarily from the varying application of statutes, regulations and interpretations and include exposures on intercompany terms of cross border arrangements and utilization of cash held by foreign subsidiaries (investment in U.S. property) as well as Schering-Plough’s tax matters litigation (see Note 21, “Legal, Environmental and Regulatory Matters”, under Item 8, “Financial Statements and Supplementary Data”). At December 31, 2008 and 2007, the total amount of unrecognized tax benefits was $994 million and $859 million, respectively, which includes tax liabilities as well as reductions to deferred tax assets carrying a full valuation allowance. At December 31, 2008 and 2007, approximately $596 million and $535 million, respectively, of total unrecognized tax benefits, if recognized, would affect the effective tax rate. Management believes it is reasonably possible that total unrecognized tax benefits could decrease over the next twelve-month period up to approximately $625 million. This would be primarily attributable to a decision in the tax matter currently being litigated in Newark District Court for which a decision has not yet been rendered, possible final resolution of Schering-Plough’s 1997 through 2002 examination by the IRS and appeals and possible resolutions of various other matters. However, the timing of the ultimate resolution of Schering-Plough’s tax matters and the payment and receipt of related cash is dependent on a number of factors, many of which are outside Schering-Plough’s control.

Schering-Plough includes interest expense or income as well as potential penalties on uncertain tax positions as a component of income tax expense in the Statement of Consolidated Operations. The total amount of interest expense related to uncertain tax positions for the years ended December 31, 2008 and 2007 was $63 million and $50 million, respectively. The total amount of accrued interest related to uncertain tax positions at December 31, 2008 and 2007 was $245 million and $197 million, respectively, and is included in other accrued liabilities.

During the second quarter of 2007, the IRS completed its examination of Schering-Plough’s 1997-2002 federal income tax returns. Schering-Plough is seeking resolution of an issue raised during this examination through the IRS administrative appeals process. In July 2007, Schering-Plough made a payment of $98 million to the IRS pertaining to the 1997-2002 examination. Schering-Plough’s tax returns are open for examination with the IRS for the 1997 through 2008 tax years. During 2008, the IRS commenced its examination of the 2003 — 2006 federal income tax returns. This examination is expected to be completed in 2010. For most of its other significant tax jurisdictions (U.S., state and foreign), Schering-Plough’s income tax returns are open for examination for the period 2000 through 2008.

Net income/(loss) available to common shareholders

Schering-Plough had a net income/(loss) available to common shareholders of $1.8 billion, $(1.6) billion and $1.1 billion for 2008, 2007 and 2006, respectively. Net income/(loss) available to common shareholders for 2008 and 2007 included approximately $1.1 billion and $4.0 billion, respectively, of charges related to purchase accounting for the OBS acquisition, Net income/(loss) available to common shareholders for 2008, 2007 and 2006 included the deduction of preferred stock dividends of $150 million, $118 million and $86 million, respectively, related to the 2004 and 2007 mandatory convertible preferred shares. The loss in 2007 was due to the impact of purchase accounting items from the OBS acquisition and increased interest expense as a result of the issuance of debt in the second half of 2007. These amounts were partially offset by the impacts of a gain on currency options in the 2007 period and a gain on the divestitures of certain Animal Health products in the 2008 period.

Net income/(loss) available to common shareholders for 2008, 2007 and 2006 also included special and acquisition-related charges and manufacturing streamlining costs of approximately $329 million, $84 million and $248 million, respectively. See Note 3, “Special and Acquisition-Related Charges and Manufacturing Streamlining,” under Item 8, “Financial Statements and Supplementary Data,” for additional information.

LIQUIDITY AND FINANCIAL RESOURCES

Discussion of Cash Flow

	For the Years Ended
	December 31,
	2008	2007	2006
	(Dollars in millions)

Cash flow provided by operating activities	$3,364	$2,630	$2,161
Cash flow used for investing activities	(532)	(13,156)	(2,908)
Cash flow (used for)/provided by financing activities	(1,660)	10,089	(1,361)

Operating Activities

In 2008, operating activities provided $3.4 billion of cash, compared with net cash provided by operations of $2.6 billion in 2007. The increase is primarily due to the inclusion of the OBS business and the absence of special and acquisition-related payments in 2007 associated with the settlement of an investigation by the U.S. Attorney’s Office for the District of Massachusetts involving certain of Schering-Plough’s sales, marketing and clinical trial practices and programs (the Massachusetts Investigation).

In 2007, net cash provided by operating activities was $2.6 billion, an increase of $0.4 billion as compared to 2006. The increase was primarily due to a net realized gain of $510 million from foreign currency options relating to the OBS acquisition, higher net sales and equity income, partially offset by payments of $435 million for the settlement of the Massachusetts Investigation and $98 million for tax and interest due in connection with an examination by the IRS of Schering-Plough’s 1997-2002 federal income tax returns.

During 2007, as part of an overall risk management strategy and in consideration of various preliminary financing scenarios associated with the acquisition of OBS, Schering-Plough purchased euro-denominated currency options (derivatives) for aggregate premiums of approximately $165 million and received proceeds of

$675 million upon the termination of these options, resulting in a net realized gain of $510 million. These derivatives were short-term (trading) in nature and did not hedge a specific financing or investment transaction. Accordingly, the cash impacts of these derivatives were classified as operating cash flows in the Statement of Consolidated Cash Flows.

Investing Activities

Net cash used for investing activities during 2008 was $532 million and primarily relates to capital expenditures of $747 million partially offset by the proceeds from divested products of $241 million.

Net cash used for investing activities in 2007 was $13.2 billion, primarily consisting of $15.8 billion of net cash used to purchase OBS. In addition, the source of cash for investing activities in 2007 included a net reduction of short-term investments of $3.3 billion partially offset by $618 million of capital expenditures. Net cash used for investing activities during 2006 was $2.9 billion primarily related to the net purchases of short-term investments of $2.4 billion previously invested in cash equivalents and $458 million of capital expenditures.

Financing Activities

Net cash used for financing activities was $1.7 billion for 2008, compared to $10.1 billion of cash provided by financing activities for 2007. Uses of cash for financing activities for 2008 included the pay down of euro-denominated long-term debt of Euro 600 million and other debt payments (total payments $929 million), payment of dividends on common and preferred shares of $572 million and pay down of commercial paper and other short-term debt outstanding of $169 million.

Net cash provided by financing activities for 2007 included net proceeds on the issuance of common and preferred shares of approximately $1.5 billion and $2.4 billion, respectively, and net proceeds of approximately $6.4 billion on the issuance of long-term debt. Net cash provided by financing activities in 2007 also included $225 million of proceeds from stock option exercises offset by the payment of dividends on common and preferred shares of $481 million. Net cash used for financing activities during 2006 was $1.4 billion, which included the payment of dividends on common and preferred shares of $412 million and the repayment of $1.0 billion of bank debt and short-term commercial paper borrowings.

Other Discussion of Cash Flows

Schering-Plough expects to contribute approximately $350 million to its retirement plans during 2009, including approximately $200 million to the U.S. Schering-Plough Retirement Plan.

At December 31, 2008 and 2007, Schering-Plough had net debt (total debt less cash, cash equivalents, short-term investments and marketable securities) of $4.8 billion and $7.1 billion, respectively. Cash generated from operations, available cash and short-term investments and available credit facilities are expected to provide Schering-Plough with the ability to fund cash needs for the intermediate term.

Borrowings and Credit Facilities

On September 17, 2007, Schering-Plough issued $1.0 billion aggregate principal amount of 6.00 percent senior unsecured notes due 2017 and $1.0 billion aggregate principal amount of 6.55 percent senior unsecured notes due 2037. The net proceeds from this offering were approximately $2.0 billion. Interest on the notes is payable semi-annually. The effective interest rate on the 6.00 percent senior unsecured notes and the 6.55 percent senior unsecured notes, which incorporates the initial discount and debt issuance fees, is 6.13 percent and 6.67 percent, respectively. The interest rate payable on these notes is not subject to adjustment. The notes generally restrict Schering-Plough from creating or assuming liens or entering into sale and leaseback transactions unless the aggregate outstanding indebtedness secured by any such liens and related to any such sale and leaseback transactions does not exceed 10 percent of consolidated net tangible assets. These notes are redeemable in whole or in part, at Schering-Plough’s option at any time, at a redemption price equal to the greater of (1) 100 percent of the principal amount of such notes and (2) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the redemption date on a semiannual basis using the rate of Treasury Notes with comparable remaining terms plus 25 basis points for the 2017 notes or 30 basis points for the 2037 notes. If a change of control triggering event occurs, under certain circumstances, as defined in the prospectus, holders of the notes will have the right to require Schering-Plough to repurchase all or any part of the notes for a cash payment equal to 101 percent of the aggregate principal amount of the notes repurchased plus accrued and unpaid interest, if any, to the date of purchase.

On October 1, 2007, Schering-Plough issued Euro 500 million aggregate principal amount of 5.00 percent senior unsecured euro-denominated notes due 2010 and Euro 1.5 billion aggregate principal amount of 5.375 percent senior unsecured euro-denominated notes due 2014. The net proceeds from this offering were approximately $2.8 billion. Interest on the notes is payable annually. The effective interest rate on the 5.00 percent senior unsecured euro-denominated notes and the 5.375 percent senior unsecured euro-denominated notes, which incorporates the initial discount, debt issuance fees and the impact of interest rate hedges, is 5.10 percent and 5.46 percent, respectively. The interest rate payable on these notes is not subject to adjustment. The notes generally restrict Schering-Plough from creating or assuming liens or entering into sale and leaseback transactions unless the aggregate outstanding indebtedness secured by any such liens and related to any such sale and leaseback transactions does not exceed 10 percent of consolidated net tangible assets. These notes are redeemable in whole or in part, at Schering-Plough’s option at any time, at a redemption price specified in the prospectus. If a change of control triggering event occurs, under certain circumstances, as defined in the prospectus, holders of the notes will have the right to require Schering-Plough to repurchase all or any part of the notes for a cash payment equal to 101 percent of the aggregate principal amount of the notes repurchased plus accrued and unpaid interest, if any, to the date of purchase. Schering-Plough used the net proceeds from these notes to fund a portion of the purchase price for the OBS acquisition.

On October 24, 2007, Schering-Plough entered into a five-year senior unsecured euro-denominated term loan facility with a syndicate of banks. On October 31, 2007, Schering-Plough drew Euro 1.1 billion ($1.6 billion) on this term loan to fund a portion of the purchase price for the OBS acquisition. This term loan has a floating interest rate and requires Schering-Plough to maintain a net debt to total capital ratio of no more than 65 percent through 2009 and 60 percent thereafter, in which net debt equals total debt less cash, cash equivalents, short-term investments and marketable securities and total capital equals the sum of total debt and total shareholders’ equity excluding the cumulative effect of acquired in-process research and development in connection with any acquisition consummated after the closing of the term loan. The term loan also generally restricts Schering-Plough from creating or assuming liens or entering into sale and leaseback transactions unless the aggregate outstanding indebtedness secured by any such liens and related to any such sale and leaseback transactions does not exceed 12 percent of consolidated net tangible assets. At February 27, 2009, the outstanding balance on the euro-denominated term loan was Euro 450 million.

The reported U.S. dollar amounts of the outstanding debt balance and interest expense on the euro-denominated notes and euro-denominated term loan will fluctuate due to the impact of foreign currency translation.

On November 26, 2003, Schering-Plough issued $1.25 billion aggregate principal amount of 5.3 percent senior unsecured notes due 2013 and $1.15 billion aggregate principal amount of 6.5 percent senior unsecured notes due 2033. The interest rates payable on the notes are subject to adjustment. In connection with ratings downgrades in 2004, on December 1, 2004, the interest rate payable on the notes due 2013 increased from 5.3 percent to 5.55 percent, and the interest rate payable on the notes due 2033 increased from 6.5 percent to 6.75 percent. The interest rate payable on a particular series of notes will return to 5.3 percent and 6.5 percent, respectively, and the rate adjustment provisions will permanently cease to apply if, the notes are subsequently rated above Baa1 by Moody’s and BBB+ by S&P. If the rating assigned to the notes by either Moody’s or S&P is downgraded below A3 or A-, respectively, the interest rate payable on that series of notes would increase. See Note 15, “Borrowings and Other Commitments,” under Item 8, “Financial Statements and Supplementary Data,” for additional information.

On August 9, 2007, Schering-Plough entered into a $2.0 billion revolving credit agreement with a syndicate of banks and terminated its $1.5 billion credit facility that was due to mature in May 2009. This credit facility has a floating interest rate, matures in August 2012 and requires Schering-Plough to maintain a net debt to total capital ratio of no more than 65 percent through 2009 and 60 percent thereafter, in which net debt equals total debt less cash, cash equivalents, short-term investments and marketable securities and total capital equals the sum of total debt and total shareholders’ equity excluding the cumulative effect of acquired in-process research and development in connection with any acquisition consummated after the closing of the credit facility. The credit facility also generally restricts Schering-Plough from creating or assuming liens or entering into sale and leaseback transactions unless the aggregate outstanding indebtedness secured by any such liens and related to any such sale and leaseback transactions does not exceed 12 percent of consolidated net tangible assets. This credit line is available for general corporate purposes and is considered primarily as support to Schering-Plough’s commercial paper borrowings. Borrowings under this credit facility may be drawn by the U.S. parent company or by its wholly-owned international subsidiaries when accompanied by a parent guarantee. This facility does not require compensating balances; however, a nominal commitment fee is paid. At December 31, 2008 and 2007, no borrowings were outstanding under this facility.

At December 31, 2008 and 2007, short-term borrowings, including the credit facilities mentioned above, totaled $245 million and $461 million, respectively. There was no outstanding commercial paper at December 31, 2008. The weighted-average interest rate for short-term borrowings at December 31, 2008 and 2007 was 7.1 percent and 7.9 percent, respectively.

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

In February 2009, Moody’s Investors Service changed its Long Term Review Status on Schering-Plough’s credit ratings from negative outlook to stable. In August 2008, Standard and Poor’s and Fitch Ratings changed their Long Term Review Status from negative watch to stable. In April 2008, Moody’s Investor Service had changed its Long Term Review Status from stable to negative outlook, and Fitch Ratings changed its Long Term Review Status from stable to negative watch. In March 2008, Standard and Poor’s had changed its Long Term Review Status from stable to negative watch.

Schering-Plough paid down its entire commercial paper borrowings of $149 million during 2008. From a cash perspective, Schering-Plough remains invested in highly-liquid and highly-rated securities. Schering-Plough remains focused on the credit markets and continues to closely monitor the broader financial and economic situation. Schering-Plough believes the ability of commercial paper issuers, such as Schering-Plough, with one or more short-term credit ratings of P-2 from Moody’s, A-2 from S&P and/or F-2 from Fitch to issue or rollover outstanding commercial paper can, at times, be less than that of companies with higher short-term credit ratings. Further, the total amount of commercial paper capacity available to these issuers, such as Schering-Plough, is typically less than that of higher-rated companies. In addition, Schering-Plough’s ability to issue commercial paper in the future is dependent on capital market conditions at that time. Schering-Plough’s sizable lines of credit with commercial banks as well as cash and short-term investments held by U.S. and international subsidiaries serve as alternative sources of liquidity.

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

The 2007 Preferred Stock accrues dividends at an annual rate of 6 percent on shares outstanding. The dividends are cumulative from the date of issuance and, to the extent Schering-Plough is legally permitted to pay dividends and the Board of Directors declares a dividend payable, Schering-Plough will pay dividends on each dividend payment date. The dividend payment dates are February 15, May 15, August 15 and November 15 of each year.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Schering-Plough has various contractual obligations that are reported as liabilities in the Consolidated Balance Sheets and others that are not required to be recognized as liabilities such as certain purchase commitments and other executory contracts. The following table summarizes payments due by period under Schering-Plough’s known contractual obligations at December 31, 2008.

	Payments Due by Period
					2014 and
	Total	2009	2010-2011	2012-2013	Thereafter
	(Dollars in millions)

Short-term borrowings and current portion of long-term debt	$245	$245	$—	$—	$—
Long-term debt obligations	7,931	—	722	1,973	5,236
Interest related to debt obligations	5,568	479	853	794	3,442
Operating lease obligations	558	165	218	99	76
Purchase obligations(1)	2,780	2,601	125	38	16
Deferred compensation plan obligations	153	74	20	25	34
Other obligations(2)	1,506	846	258	200	202

Total	$18,741	$4,410	$2,196	$3,129	$9,006

(1)	Purchase obligations include advertising and research contracts, capital expenditure commitments and other inventory and expense items. Potential milestone payments of approximately $2 billion were not included in the contractual obligations table as they are contingent on the achievement of various research and development (approximately $370 million), regulatory approval (approximately $630 million) or sales-based (approximately $1 billion) milestones. Research, development and regulatory milestones depend upon future clinical developments as well as regulatory agency actions which may never occur. Sales-based milestones are contingent on generating levels of sales of current or future products that have not yet been achieved.

(2)	This caption includes obligations, based on undiscounted amounts, for estimated payments under certain of Schering-Plough’s pension plans, preferred stock dividends, management’s estimate of the current portion of unrecognized tax benefits and other contractual obligations.

REGULATORY AND COMPETITIVE ENVIRONMENT IN WHICH SCHERING-PLOUGH OPERATES

Schering-Plough is subject to the jurisdiction of various national, state and local regulatory agencies. The regulations to which Schering-Plough is subject are described in more detail in Part I, Item I, “Business,” of this 10-K. Regulatory compliance is complex, as regulatory standards (including Good Clinical Practices, Good Laboratory Practices and Good Manufacturing Practices) vary by jurisdiction and are constantly evolving. Regulatory compliance is also costly. Regulatory compliance also impacts the timing needed to bring new drugs to market and to market drugs for new indications. Further, failure to comply with regulations can result in delays in the approval of drugs, seizure or recall of drugs, suspension or revocation of the authority necessary for the production and sale of drugs, fines and other civil or criminal sanctions.

Regulatory compliance, and the cost of compliance failures, can have a material impact on Schering-Plough’s results of operations, its cash flows or financial condition.

Much is still unknown about the science of human health and with every drug there are benefits and risks. Societal and governmental pressures are constantly shifting between the demand for innovation to meet urgent unmet medical needs and adversity to risk. These pressures impact the regulatory environment and the market for Schering-Plough’s products.

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

In February 2006, Schering-Plough began the Global Clinical Harmonization Program for building clinical excellence (in trial design, execution and tracking), which is strengthening Schering-Plough’s scientific and compliance rigor on a global basis. In 2007, certain aspects of the Global Clinical Harmonization Program were implemented, and significant work continued in 2008 and is expected to continue for several years. Schering-Plough intends to continue upgrading skills, processes and systems in clinical practices and pharmacovigilance. Schering-Plough remains committed to accomplish this work and to invest significant resources in this area.

Like other pharmaceutical companies, Schering-Plough is subject to inspections by the FDA, the EMEA and other regulatory authorities. Possible actions include demands for improvements in reporting systems, criminal sanctions against Schering-Plough and/or responsible individuals and changes in the conditions of marketing authorizations for Schering-Plough’s products.

Regulatory Compliance and Post-Marketing Surveillance

Schering-Plough engages in clinical trial research in many countries around the world. These clinical trial research activities must comply with stringent regulatory standards and are subject to inspection by U.S., EU and local country regulatory authorities. Failure to comply with current Good Clinical Practices or other applicable laws or regulations can result in delays in approval of clinical trials, suspension of ongoing clinical trials, delays in approval of marketing authorizations, criminal sanctions against Schering-Plough and/or responsible individuals, financial penalties, and changes in the conditions of marketing authorizations for Schering-Plough’s products.

Clinical trials and post-marketing surveillance of certain marketed drugs of competitors within the industry have raised safety concerns that have led to recalls, withdrawals or adverse labeling of marketed products. In addition, these situations have raised concerns among some prescribers and patients relating to the safety and efficacy of pharmaceutical products in general. For the past several years, these occurrences have increased. In 2008, the intense media attention to the results of the ENHANCE clinical trial led to some concerns among patients and prescribers about ZETIA and VYTORIN (see discussion under Item 3, “Legal Proceedings,” “Litigation and Investigations relating to the Merck/Schering-Plough Cholesterol Joint Venture”).

Following this wave of product withdrawals by other companies and other significant safety issues, health authorities such as the FDA, the EMEA and the PMDA have continued to increase their focus on safety when assessing the benefit/risk balance of drugs. The FDA, in particular, was granted new legislative authority in 2007 which included several provisions focused on drug safety and pharmacovigilance, including the ability to mandate labeling changes and require post-approval evaluations and studies. In addition, some health authorities appear to have become more cautious when making decisions about approvability of new products or indications and are re-reviewing select products that are already marketed, adding further to the uncertainties and potential delays in the regulatory approval processes. There also continues to be significant regulatory and legislative scrutiny, especially in the U.S., on advertising and promotion and in particular direct-to-consumer advertising.

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

Some health authorities, such as the PMDA in Japan, have publicly acknowledged a significant backlog in workload due to resource constraints within their agency. This backlog has caused long regulatory review times for new indications and products and has added to the uncertainty in predicting approval timelines in these markets. While the PMDA has committed to correcting the backlog and has made some progress over the last two years, it is expected to continue for the foreseeable future.

In the U.S., the new Presidential Administration has announced that health care reform, including regulation of pharmaceutical companies and their products, is a priority. The Administration has not yet named a Health and Human Services Secretary or the FDA Commissioner, who may initiate further change. The impact of such actions, as well as budget pressures on governments in the U.S. and other nations, cannot be predicted at this time.

These and other uncertainties inherent in government regulatory approval processes, including, among other things, delays in approval of new products, formulations or indications, may also affect Schering-Plough’s operations. The effect of regulatory approval processes on operations cannot be predicted.

Schering-Plough has nevertheless achieved a significant number of important regulatory approvals since 2004, including approvals for VYTORIN, BRIDION (in Europe), NOXAFIL, CLARINEX D-24, CLARINEX REDITABS, CLARINEX D-12, SUBOXONE and new indications for TEMODAR and NASONEX. Other significant approvals since 2004 include ASMANEX DPI (Dry Powder for Inhalation) in the U.S., PEGINTRON, ZETIA, TEMODAR, ESMERON/ESLAX, NASONEX and GANIREST in Japan, and new indications for REMICADE. Schering-Plough also has a number of significant regulatory submissions filed in major markets awaiting approval, including golimumab in Europe, sugammadex in the U.S. and SAPHRIS (asenapine) in the U.S.

Schering-Plough’s personnel have regular, open dialogue with the FDA, EMEA and other regulators and review product labels and other materials on a regular basis and as new information becomes known.

Pricing Pressures

As described more specifically in Note 21, “Legal, Environmental and Regulatory Matters,” under Item 8, “Financial Statements and Supplementary Data,” the pricing, sales and marketing programs and arrangements, and related business practices of Schering-Plough and other participants in the health care industry are under increasing scrutiny from federal and state regulatory, investigative, prosecutorial and administrative entities. These entities include the Department of Justice and its U.S. Attorney’s Offices, the Office of Inspector General of the Department of Health and Human Services, the FDA, the FTC and various state Attorneys’ General offices. Many of the health care laws under which certain of these governmental entities operate, including the federal and state anti-kickback statutes and statutory and common law false claims laws, have been construed broadly by the courts and permit the government entities to exercise significant discretion. In the event that any of those governmental entities believes that wrongdoing has occurred, one or more of them could institute civil or criminal proceedings, which, if instituted and resolved unfavorably, could subject Schering-Plough to substantial fines, penalties and injunctive or administrative remedies, including exclusion from government reimbursement programs. Schering-Plough also cannot predict whether any investigations will affect its marketing practices or sales. Any such result could have a material adverse impact on Schering-Plough’s results of operations, cash flows, financial condition, or its business.

In the U.S., many of Schering-Plough’s pharmaceutical products are subject to increasingly competitive pricing as managed care groups, institutions, government agencies and other groups seek price discounts. For instance, third party payors use formulary restrictions to control costs by negotiating discounted prices in exchange for inclusion in the formulary. A change in the formulary status of a product may impact the sales of that product. In the U.S. market, Schering-Plough and other pharmaceutical manufacturers are required to provide statutorily defined rebates to various government agencies in order to participate in Medicaid, the veterans health care program and other government-funded programs. The Medicare Prescription Drug Improvement and Modernization Act of 2003 contains a prescription drug benefit for individuals who are eligible for Medicare and has resulted in increased use of generics and increased purchasing power of those negotiating on behalf of Medicare recipients.

In most international markets, Schering-Plough operates in an environment of government mandated cost-containment programs. Several governments have placed restrictions on physician prescription levels and patient reimbursements; emphasized greater use of generic drugs; and enacted across-the-board price cuts as methods to control costs.

Since Schering-Plough is unable to predict the final form and timing of any future domestic or international governmental or other health care initiatives, including the passage of laws permitting the importation of pharmaceuticals into the U.S., their effect on operations and cash flows cannot be reasonably estimated. Similarly, the effect on operations and cash flows of future decisions of government entities, managed care groups and other groups concerning formularies and pharmaceutical reimbursement policies cannot be reasonably estimated.

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

2009 OUTLOOK

Schering-Plough does not provide numeric guidance. However, the following outlook may be helpful to readers in assessing future prospects.

Uncertainties in the financial and credit markets, along with generally difficult business conditions, have contributed recently to pressures on companies in the U.S., including pharmaceutical companies. While further development of these economic effects, along with potential for healthcare reforms at the federal or state level in the U.S. are difficult to predict, Schering-Plough plans to remain flexible in managing its business in the face of these challenges.

Given the current uncertainties in the cholesterol markets, it remains difficult to predict the long-term performance of the cholesterol franchise. Currently, Schering-Plough believes that 2009 U.S. sales of VYTORIN and ZETIA are expected to be lower than in 2008 while international sales, excluding the impact of foreign exchange, should continue to grow.

For the full year 2009, Schering-Plough currently expects R&D spending to grow in the mid single-digit range.

The risks set forth in Item 1A. “Risk Factors” of this 10-K could cause actual results to differ materially from the expectation provided in this section.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” The standard defines fair value, establishes a framework for measuring fair value in accordance with U.S. Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. The standard codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. For calendar-year companies, the standard became effective January 1, 2008 (see Note 17, “Fair Value Measurements” in Item 8, “Financial Statements and Supplementary Data”) except for non-financial items measured on a non-recurring basis for which it is effective beginning January 1, 2009. The implementation of this standard did not have a material impact on Schering-Plough’s financial statements. Based on Schering-Plough’s current financial position, the impact of the provisions of this standard that are effective January 1, 2009 is not expected to be material.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115” (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 also includes an amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which applies to all entities with available-for-sale and trading securities. For calendar-year companies, the standard became effective January 1, 2008. Schering-Plough chose not to elect the fair value option prescribed by SFAS 159. As a result, the implementation of this standard did not have a material impact on Schering-Plough’s financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (SFAS 141R). For calendar-year companies, the standard is applicable to new business combinations occurring on or after January 1, 2009. SFAS 141R requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Most significantly, SFAS 141R will require that acquisition costs generally be expensed as incurred, certain acquired contingent liabilities be recorded at fair value, and acquired in-process research and development be recorded at fair value as an indefinite-lived intangible asset at the acquisition date. The standard will also impact certain unresolved matters related to purchase transactions consummated prior to the effective date of the standard. The impact of this standard on the consolidated financial statements is not expected to be material, but this standard may have an effect on accounting for future business combinations.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133,” which is effective for calendar-year companies beginning January 1, 2009. The standard enhances required disclosures regarding derivatives and hedging activities. The impact of this standard on the consolidated financial statements is not expected to be material.

In April 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). FSP 142-3 is effective for calendar-year companies beginning January 1, 2009. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The impact of this standard on the consolidated financial statements is not expected to be material.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 became effective on November 15, 2008. The implementation of this standard did not have a material impact on Schering-Plough’s financial statements.

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

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interest in Variable Interest Entities.” FSP No. FAS 140-4 and FIN 46(R)-8 requires enhanced disclosures about transfers of financial assets and interests in variable interest entities. The FSP is effective for interim and annual periods ending after December 15, 2008. Since the FSP requires only additional disclosures concerning transfers of financial assets and interest in variable interest entities, adoption of this FSP did not affect Schering-Plough’s disclosures.

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

Revenue recognition also requires that there is reasonable assurance of collection of sales proceeds.

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

Product discounts granted are based on the terms of arrangements with wholesalers, managed care organizations and government purchasers and certain other market conditions. Rebates are estimated based on sales and contract terms, historical experience, trend analysis and projected market conditions in the various markets served. Schering-Plough evaluates market conditions for products or groups of products primarily through the analysis of third party demand and market research data, as well as internally generated information. Data and information provided by purchasers and obtained from third parties are subject to inherent limitations as to their accuracy and validity.

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

Rebates, Discounts and Returns

Schering-Plough’s rebate accruals for Federal and State governmental programs, including Medicaid and Medicare Part D, at December 31, 2008 and 2007, were $162 million and $114 million, respectively. Commercial discounts, returns and other rebate accruals at December 31, 2008 and 2007, were $373 million and $412 million, respectively. These accruals are established in the period the related revenue was recognized, resulting in a reduction to sales and the establishment of liabilities, which are included in total current liabilities, or in the case of returns and other receivable adjustments, an allowance provided against accounts receivable.

In the case of the governmental rebate programs, Schering-Plough’s payments involve interpretations of relevant statutes and regulations. These interpretations are subject to challenges and changes in interpretive guidance by governmental authorities. The result of such a challenge or change could affect whether the estimated governmental rebate amounts are ultimately sufficient to satisfy Schering-Plough’s obligations. Additional information on governmental inquiries focused in part on the calculation of rebates is contained in Note 21, “Legal, Environmental and Regulatory Matters,” under Item 8, “Financial Statements and Supplementary Data.” In addition, it is possible that, as a result of governmental challenges or changes in interpretive guidance, actual rebates could materially differ from amounts accrued.

The following summarizes the activity in the accounts related to accrued rebates, sales returns and discounts:

	Year Ended	Year Ended
	December 31,	December 31,
	2008	2007
	(Dollars in millions)

Accrued Rebates/Returns/Discounts, Beginning of Period	$526	$486
OBS’s accruals acquired November 19, 2007	—	63
Provision for Rebates	759	609
Adjustment to prior-year estimates	(7)	(31)
Payments	(720)	(569)

	32	9

Provision for Returns	143	142
Purchase-accounting adjustments(1)	(9)	—
Adjustment to prior-year estimates	(4)	(24)
Returns	(146)	(137)

	(16)	(19)

Provision for Discounts	897	752
Adjustment to prior-year estimates	(6)	(2)
Discounts granted	(898)	(763)

	(7)	(13)

Accrued Rebates/Returns/Discounts, End of Period	$535	$526

(1)	For the year ended December 31, 2008, purchase accounting adjustments reflect $9 million related to the reversal of return reserves recorded as part of the purchase accounting for OBS. This reversal was recorded as a reduction to goodwill.

In formulating and recording the above accruals, management utilizes assumptions and estimates that include historical experience, wholesaler data, the projection of market conditions, the estimated lag time between sale and payment of a rebate, utilization estimates, and forecasted product demand amounts as discussed under the critical accounting policy entitled “Revenue Recognition.”

As part of its review of these accruals, management performs a sensitivity analysis that considers differing assumptions, which are most subject to judgment in its rebate accrual calculation. Based upon Schering-Plough’s sensitivity analysis, reasonably possible changes to assumptions related to rebate accruals could favorably or unfavorably impact 2009 net sales and income before taxes in an annual amount consistent with prior years. This sensitivity analysis excludes the potential impacts of a specific matter that involves interpretations of statutes and could have a favorable impact on net sales and income before taxes in future periods.

Provision for Income Taxes

Schering-Plough implemented the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) as of January 1, 2007. As required by FIN 48, the cumulative effect of applying the provisions of the interpretation was reported as an adjustment to Schering-Plough’s retained earnings balance as of January 1, 2007. Schering-Plough reduced its January 1, 2007, retained earnings by $259 million as a result of the adoption of FIN 48.

Schering-Plough’s unrecognized tax benefits result primarily from the varying application of statutes, regulations and interpretations and include exposures on intercompany terms of cross border arrangements and utilization of cash held by foreign subsidiaries (investment in U.S. property) as well as Schering-Plough’s tax matters litigation (see Note 21, “Legal, Environmental and Regulatory Matters” under Item 8, “Financial Statements and Supplementary Data”). At December 31, 2008 and 2007, the total amount of unrecognized tax benefits was $994 million and $859 million, respectively, which includes tax liabilities as well as reductions to deferred tax assets carrying a full valuation allowance. At December 31, 2008 and 2007, approximately $596 million and $535 million, respectively, of total unrecognized tax benefits, if recognized, would affect the effective tax rate. Management believes it is reasonably possible that total unrecognized tax benefits could decrease over the next twelve-month period up to approximately $625 million. This would be primarily attributable to a decision in the tax matter currently being litigated in Newark District Court for which a decision has not yet been rendered, possible final resolution of Schering-Plough’s 1997 through 2002 examination by the IRS and appeals and possible resolutions of various other matters. However, the timing of the ultimate resolution of Schering-Plough’s tax matters and the payment and receipt of related cash is dependent on a number of factors, many of which are outside Schering-Plough’s control.

Schering-Plough includes interest expense or income as well as potential penalties on uncertain tax positions as a component of income tax expense in the Statement of Consolidated Operations. The total amount of interest expense related to uncertain tax positions for the years ended December 31, 2008 and 2007 was $63 million and $50 million, respectively. The total amount of accrued interest related to uncertain tax positions at December 31, 2008 and 2007 was $245 million and $197 million, respectively, and is included in other accrued liabilities.

Acquisitions and Impairment of Goodwill, Intangible Assets and Property

Schering-Plough accounts for acquired businesses using the purchase method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. The consolidated financial statements and results of operations reflect an acquired business after the completion of the acquisition. The cost to acquire a business, including transaction costs, is allocated to the underlying net assets of the acquired business based on their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Amounts allocated to acquired in-process research and development are expensed at the date of acquisition. Intangible assets are amortized on a straight-line basis over the expected life of the asset. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact results of operations. Useful lives are determined based on the expected future period of benefit of the asset, which considers various characteristics of the asset, including projected cash flows.

Recoverability of goodwill is measured at the reporting unit level based on a two-step approach. First, the carrying amount of the reporting unit is compared to the fair value as estimated by the future net discounted cash flows expected to be generated by the reporting unit. To the extent that the carrying value of the reporting unit exceeds the fair value of the reporting unit, a second step would be performed, whereby the reporting unit’s assets and liabilities are fair valued. To the extent that the reporting unit’s carrying value of goodwill exceeds its implied fair value of goodwill, an impairment exists and would be recognized.

Intangible assets representing the capitalized costs of purchased goodwill, patents, licenses and other forms of intellectual property totaled $8.9 billion and $9.9 billion at December 31, 2008 and December 31, 2007, respectively. Intangible assets and goodwill increased significantly during 2007 due to the acquisition of OBS. Annual amortization expense in each of the next five years is estimated to be approximately $570 million per year based on the intangible assets recorded as of December 31, 2008. The value of these assets is subject to continuing scientific, medical and marketplace uncertainty. For example, if a marketed pharmaceutical product were to be withdrawn from the market for safety reasons or if marketing of a product could only occur with pronounced warnings, amounts capitalized for such a product may need to be reduced due to impairment. Events giving rise to impairment are an inherent risk in the pharmaceutical industry and cannot be predicted. Management regularly reviews intangible assets for possible impairment.

Certain of Schering-Plough’s manufacturing sites operate below capacity. Overall costs of operating manufacturing sites have significantly increased over the past several years due to compliance activities. Schering-Plough’s manufacturing cost base is relatively fixed. Actions on the part of management to significantly reduce Schering-Plough’s manufacturing infrastructure involve complex issues. As a result, shifting products between manufacturing plants can take many years due to construction and regulatory requirements, including revalidation and registration requirements. Management continues to review the carrying value of certain manufacturing assets for indications of impairment. Future events and decisions may lead to additional asset impairments and/or related costs.

Accounting for Pension and Post-retirement Benefit Plans

Pension and other post-retirement benefit plan information for financial reporting purposes is calculated using actuarial assumptions. Schering-Plough assesses its pension and other post-retirement benefit plan assumptions on a regular basis. In evaluating these assumptions, Schering-Plough considers many factors, including evaluation of the discount rate, expected rate of return on plan assets, healthcare cost trend rate, retirement age assumption, Schering-Plough’s historical assumptions compared with actual results and analysis of current market conditions and asset allocations (see Note 9, “Retirement Plans and Other Post-retirement Benefits,” under Item 8, “Financial Statements and Supplementary Data,” for additional information).

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

Actuarial assumptions are based upon management’s best estimates and judgment. With other assumptions held constant, an increase of 50 basis points in the discount rate would have an estimated favorable impact of $52 million on net pension and post-retirement benefit cost and an increase of 50 basis points in the expected rate of return assumption would have an estimated favorable impact of $17 million on net pension and post-retirement benefit cost. With other assumptions held constant, a decrease of 50 basis points in the discount rate would have an estimated unfavorable impact of $52 million on net pension and post-retirement benefit cost, and a decrease of 50 basis points in the expected rate of return assumption would have an estimated unfavorable impact of $17 million on net pension and post-retirement benefit cost. These sensitivities are based on estimated net pension and post-retirement benefit cost in 2008 which includes the annual impact of OBS’s plans.

The expected rates of return for the pension and other post-retirement benefit plans represent the average rates of return to be earned on plan assets over the period during which the benefits included in the benefit obligation are to be paid. In developing the expected rate of return, Schering-Plough determines expected returns for each of the major asset classes, principally equities, fixed income and real estate. The return expectations for these asset classes are based on assumptions for economic growth and inflation, which are supported by long-term historical data as well as Schering-Plough’s actual experience of return on plan assets. The expected portfolio performance also reflects active management as appropriate. During 2008, conditions in the worldwide debt and equity markets deteriorated significantly. These conditions have had a negative effect on the fair value of plan assets.

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

Schering-Plough’s practice is to fund qualified pension plans at least at sufficient amounts to meet the minimum requirements set forth in applicable laws. Schering-Plough expects to contribute approximately $350 million to its retirement plans during 2009, including approximately $200 million to the U.S. Schering-Plough Retirement Plan.

The targeted investment portfolio of Schering-Plough’s U.S. Retirement Plan is allocated 65 percent to equities; 29 percent to fixed income investments; and 6 percent to real estate. The targeted investment portfolio of Schering-Plough’s U.S. other post-retirement benefit plan is allocated 70 percent to equities and 30 percent to fixed income investments. The portfolios’ equity weightings are consistent with the long-term nature of the plans’ benefit obligations. For non-U.S. pension plans, the targeted investment portfolio varies based on the duration of pension liabilities and local governmental rules and regulations.

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

Foreign Currency Exchange Risk

Schering-Plough has subsidiaries in more than 55 countries. In 2008, sales outside the U.S. accounted for approximately 70 percent of global sales. Virtually all these sales were denominated in currencies of the local country. As such, Schering-Plough’s reported sales, profits and cash flows are exposed to changing exchange rates.

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

The net assets of most of Schering-Plough’s international subsidiaries are translated into U.S. dollars using current exchange rates. The U.S. dollar effects that arise from translating the net assets of these subsidiaries at changing rates are recorded in the foreign currency translation account as a separate component of Shareholders’ Equity. For the remaining international subsidiaries, non-monetary assets and liabilities are translated using historical rates, while monetary assets and liabilities are translated at current rates, with the U.S. dollar effects of rate changes included in the Statements of Consolidated Operations.

On occasion, Schering-Plough has used derivatives to hedge specific foreign currency exposures. During 2007, as part of an overall risk management strategy and in consideration of various preliminary financing scenarios associated with the acquisition of OBS, Schering-Plough purchased euro-denominated currency options to mitigate its exposure in the event there was a significant strengthening in the Euro as compared to the U.S. dollar. Schering-Plough purchased the options for aggregate premiums of approximately $165 million and received proceeds of $675 million upon the termination of these options, resulting in a net realized gain of $510 million. These derivatives did not qualify for hedge accounting in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133). Accordingly, the gain on these derivatives were recognized in the Statement of Consolidated Operations. As of December 31, 2008 and 2007, there were no open foreign currency option contracts.

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

Interest Rate and Equity Price Risk

Financial assets exposed to changes in interest rates and/or equity prices are primarily cash equivalents, short-term investments and the debt and equity securities held in non-qualified trusts for employee benefits. These assets totaled more than $3.4 billion at December 31, 2008. For cash equivalents and short-term investments, a 10 percent decrease in interest rates would have decreased interest income by approximately $6 million in 2008. For securities held in qualified and non-qualified trusts, due to the long-term nature of the liabilities that these trust assets will fund, Schering-Plough’s exposure to market risk is deemed to be low.

Financial obligations exposed to variability in interest rates are primarily short-term borrowings and the long-term floating-rate euro-denominated term loan.

Schering-Plough has long-term fixed rate debt outstanding, on which a 10 percent decrease in interest rates would increase the fair value of the debt at December 31, 2008, by approximately $135 million.

During 2007, Schering-Plough executed a series of interest rate swaps in anticipation of financing the acquisition of OBS. The objective of the swaps was to hedge the interest rate payments to be made on future issuances of debt. As such, the swaps were designated as cash flow hedges of future interest payments, and in accordance with SFAS 133, the effective portion of the gains or losses on the hedges are reported in other comprehensive income and any ineffective portion was reported in operations. In connection with the euro-denominated debt issuances as described in Note 15, “Borrowings and Other Commitments,” under Item 8, “Financial Statements and Supplementary Data,” portions of the swaps were deemed ineffective, and Schering-Plough recognized a $7 million loss in the Statement of Consolidated Operations. The effective portion of the swaps of $12 million was recorded in other comprehensive income in 2007 and is being recognized as interest expense over the life of the related debt. As of December 31, 2008 and 2007, there were no open interest rate swaps.

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

Any or all forward-looking statements here or in other publications may turn out to be wrong. There are no guarantees about Schering-Plough’s financial and operational performance or the performance of Schering-Plough’s stock. Schering-Plough does not assume the obligation to update any forward-looking statement. Many factors could cause actual results to differ from Schering-Plough’s forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. Although it is not possible to predict or identify all such factors, Schering-Plough refers you to Item 1A, “Risk Factors,” of this report, which Schering-Plough incorporates herein by reference, for identification of important factors with respect to risks and uncertainties.

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

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED OPERATIONS
(Amounts in millions, except per share figures)

	for The Years Ended
	December 31,
	2008	2007	2006

Net sales	$18,502	$12,690	$10,594

Cost of sales	7,307	4,405	3,697
Selling, general and administrative	6,823	5,468	4,718
Research and development	3,529	2,926	2,188
Acquired in-process research and development	—	3,754	—
Other expense/(income), net	335	(683)	(135)
Special and acquisition-related charges	329	84	102
Equity income	(1,870)	(2,049)	(1,459)

Income/(loss) before income taxes and cumulative effect of a change in accounting principle	2,049	(1,215)	1,483
Income tax expense	146	258	362

Net income/(loss) before cumulative effect of a change in accounting principle	1,903	(1,473)	1,121
Cumulative effect of a change in accounting principle, net of tax	—	—	(22)

Net income/(loss)	1,903	(1,473)	1,143

Preferred stock dividends	150	118	86

Net income/(loss) available to common shareholders	$1,753	$(1,591)	$1,057

Diluted earnings/(loss) per common share:
Earnings/(loss) available to common shareholders before cumulative effect of a change in accounting principle	$1.07	$(1.04)	$0.69
Cumulative effect of a change in accounting principle, net of tax	—	—	0.02

Diluted earnings/(loss) per common share	$1.07	$(1.04)	$0.71

Basic earnings/(loss) per common share:
Earnings/(loss) available to common shareholders before cumulative effect of a change in accounting principle	$1.08	$(1.04)	$0.69
Cumulative effect of a change in accounting principle	—	—	0.02

Basic earnings/(loss) per common share	$1.08	$(1.04)	$0.71

Dividends per common share	$0.26	$0.26	$0.22

The accompanying notes are an integral part of these Consolidated Financial Statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS
(Amounts in millions)

	For the Years Ended
	December 31,
	2008	2007	2006

Operating Activities:
Net income/(loss)	$1,903	$(1,473)	$1,143
Cumulative effect of a change in accounting principle, net of tax	—	—	22

Net income/(loss) before cumulative effect of a change in accounting principle, net of tax	$1,903	$(1,473)	$1,121
Adjustments to reconcile net income/(loss) before cumulative effect of change in accounting principle, net of tax to net cash provided by operating activities:
Depreciation and amortization	2,175	861	568
Accrued share-based compensation	219	211	168
Special and acquisition-related charges and payments	127	(430)	65
Gain on sale of divested products	(160)	—	—
Purchases of derivative currency options	—	(165)	—
Change in fair value of currency options	—	(510)	—
Proceeds from derivative instruments	—	675	—
Acquired in-process research and development	—	3,754	—
Payment to U.S. taxing authorities	—	(98)	—
Changes in assets and liabilities:
Accounts receivable	(83)	21	(241)
Inventories	(262)	(132)	(25)
Prepaid expenses and other assets	(74)	(1)	16
Accounts payable	170	(141)	138
Other liabilities	(569)	(118)	257
Income taxes payable	(82)	94	94
Foreign currency transaction exchange loss	—	101	—
Other, net	—	(19)	—

Net cash provided by operating activities	3,364	2,630	2,161

Investing Activities:
Capital expenditures	(747)	(618)	(458)
Dispositions of property and equipment	44	2	9
Proceeds from divested products, net	241	—	—
Acquisition, net of cash acquired	—	(15,789)	—
Purchases of short-term investments	—	(1,136)	(6,648)
Maturities of short-term investments	27	4,444	4,199
Other, net	(97)	(59)	(10)

Net cash used for investing activities	(532)	(13,156)	(2,908)

Financing Activities:
Cash dividends paid to common shareholders	(422)	(382)	(326)
Cash dividends paid to preferred shareholders	(150)	(99)	(86)
Proceeds from preferred stock issuance, net	—	2,438	—
Proceeds from common stock issuance, net	—	1,537	—
(Payments)/Issuance of long-term debt, net of issuance costs in 2007	(929)	6,430	—
Payments of short-term borrowings	(169)	(29)	(1,035)
Stock option exercises	15	225	83
Other, net	(5)	(31)	(3)

Net cash (used for)/provided by financing activities	(1,660)	10,089	(1,361)

Effect of exchange rates on cash and cash equivalents	(78)	50	7

Net increase/(decrease) in cash and cash equivalents	1,094	(387)	(2,101)
Cash and cash equivalents, beginning of year	2,279	2,666	4,767

Cash and cash equivalents, end of year	$3,373	$2,279	$2,666

Supplemental Disclosure:
Cash paid for interest, net of amounts capitalized	$552	$157	$170
Cash paid for income taxes (see Note 8)	444	389	234

The accompanying notes are an integral part of these Consolidated Financial Statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except per share figures)

	At December 31,
	2008	2007

ASSETS
Current Assets:
Cash and cash equivalents	$3,373	$2,279
Short-term investments	5	32
Accounts receivable, less allowances: 2008, $296; 2007, $261	2,816	2,841
Inventories	3,114	4,073
Deferred income taxes	435	349
Prepaid expenses and other current assets	1,228	1,272

Total current assets	10,971	10,846
Property, at cost:
Land	377	326
Buildings and improvements	4,551	4,634
Equipment	4,504	4,503
Construction in progress	1,008	891

Total	10,440	10,354
Less accumulated depreciation	3,607	3,338

Property, net	6,833	7,016
Goodwill	2,778	2,937
Other intangible assets, net	6,154	7,004
Other assets	1,381	1,353

Total assets	$28,117	$29,156

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,677	$1,762
Short-term borrowings and current portion of long-term debt	245	461
Income taxes	183	617
Accrued compensation	1,010	995
Other accrued liabilities	2,078	2,208

Total current liabilities	5,193	6,043
Long-term Liabilities:
Long-term debt, net of current portion	7,931	9,019
Deferred income taxes	1,551	1,701
Other long-term liabilities	2,913	2,008

Total long-term liabilities	12,395	12,728
Commitments and contingent liabilities (Note 21)
Shareholders’ Equity:
2007 mandatory convertible preferred shares — $1 par value; $250 per share face value issued 10 at December 31, 2008 and December 31, 2007	2,500	2,500
Common shares — authorized shares: 2,400, $.50 par value; issued: 2,118 at December 31, 2008 and 2,111 at December 31, 2007	1,059	1,055
Paid-in capital	5,045	4,815
Retained earnings	9,181	7,856
Accumulated other comprehensive loss	(1,913)	(534)

Total	15,872	15,692
Less treasury shares: 2008, 492; 2007, 490; at cost	5,343	5,307

Total shareholders’ equity	10,529	10,385

Total liabilities and shareholders’ equity	$28,117	$29,156

The accompanying notes are an integral part of these Consolidated Financial Statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY
(Amounts in millions)

	2004	2007					Accumulated
	Mandatory	Mandatory					Other	Total
	Convertible	Convertible					Compre-	Share-
	Preferred	Preferred	Common	Paid-in	Retained	Treasury	hensive	holders’
	Shares	Shares	Shares	Capital	Earnings	Shares	Loss	Equity

Balance January 1, 2006	$1,438	$—	$1,015	$1,416	$9,472	$(5,438)	$(516)	$7,387

Comprehensive income:
Net income					1,143			1,143
Foreign currency translation							94	94
Minimum pension liability, net of tax, per SFAS No. 87/88							67	67
Unrealized gain on investments available for sale, net of tax							4	4

Total comprehensive income								1,308

Cash dividends on common shares					(326)			(326)
Dividends on preferred shares					(86)			(86)
Accrued dividends on common shares					(81)			(81)
Adjustment of pension and other post-retirement liabilities upon the adoption of SFAS No. 158, net of tax of $25							(521)	(521)
Stock incentive plans and other			2	245	(3)	(17)		227

Balance December 31, 2006	$1,438	$—	$1,017	$1,661	$10,119	$(5,455)	$(872)	$7,908

Adoption of FIN 48					(259)			(259)
Net loss					(1,473)			(1,473)
Foreign currency translation							210	210
Pension and other-post retirement liabilities, net of tax							138	138
Derivative interest rate instruments							(12)	(12)
Unrealized gain on investments available for sale, net of tax							1	1

Total comprehensive loss								(1,136)

Issuance of preferred stock		2,500		(62)				2,438
Issuance of common stock				1,380		157		1,537
Conversion of preferred stock	(1,438)		32	1,406				—
SFAS No. 158 measurement date provisions, net of tax					(2)		1	(1)
Cash dividends on common shares					(382)			(382)
Dividends on preferred shares					(118)			(118)
Accrued dividends on common shares					(20)			(20)
Stock incentive plans and other			6	430	(9)	(9)		418

Balance December 31, 2007	$—	$2,500	$1,055	$4,815	$7,856	$(5,307)	$(534)	$10,385

Net income					1,903			1,903
Foreign currency translation							(576)	(576)
Pension and other post-retirement liabilities, net of tax							(768)	(768)
Derivative interest rate instruments							2	2
Unrealized loss on investments available for sale							(37)	(37)

Total comprehensive income								524

Dividends on common shares					(423)			(423)
Dividends on preferred shares					(150)			(150)
Stock incentive plans and other			4	230	(5)	(36)		193

Balance December 31, 2008	$—	$2,500	$1,059	$5,045	$9,181	$(5,343)	$(1,913)	$10,529

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

Schering-Plough is an innovation-driven, science-centered global health care company. Through its own biopharmaceutical research and collaborations with partners, Schering-Plough creates therapies that help save and improve lives around the world. Schering-Plough applies its research and development platform to prescription pharmaceutical and consumer health care products as well as to animal health products.

In November 2007, Schering-Plough acquired Organon BioSciences N.V. (OBS), a company that discovers, develops and manufactures human prescription and animal health products. See Note 2, “Acquisitions,” for additional information.

Principles of Consolidation

The consolidated financial statements include Schering-Plough Corporation and its subsidiaries (Schering-Plough). Intercompany balances and transactions are eliminated. The accounts of OBS have been included as part of Schering-Plough’s results from the date of acquisition (November 19, 2007). See Note 2, “Acquisition,” for additional information.

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

Equity Method of Accounting

Schering-Plough accounts for its share of activity from the Merck/Schering-Plough joint venture (the joint venture) with Merck & Co., Inc. (Merck) using the equity method of accounting as Schering-Plough has significant influence over the joint venture’s operating and financial policies. Accordingly, Schering-Plough’s net sales do not include sales from the joint venture, and Schering-Plough’s share of earnings in the joint venture is included in equity income in determining consolidated net income/(loss). Equity income from the joint venture is included in the Prescription Pharmaceuticals segment.

Revenue from the sales of VYTORIN and ZETIA are recognized by the joint venture when title and risk of loss has passed to the customer and there is reasonable assurance of collection of sales proceeds. Equity income from the joint venture excludes any profit arising from transactions between Schering-Plough and the joint venture until such time as there is an underlying profit realized by the joint venture in a transaction with a party other than Schering-Plough or Merck. See Note 5, “Equity Income,” for additional information regarding this joint venture.

Cash and Cash Equivalents

Cash and cash equivalents include operating cash and highly liquid investments with original maturities of three months or less, including highly rated money market accounts.

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

Useful lives of property acquisitions are generally as follows:

Asset Category	Years

Buildings	40
Building Improvements	25
Equipment	3-15

Schering-Plough reviews the carrying value of property and equipment for indications of impairment in accordance with Statement of Financial Accounting Standard (SFAS) 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.”

Depreciation expense was $603 million in 2008, $404 million in 2007 and $443 million in 2006. Depreciation expense in 2006 included accelerated depreciation related to the manufacturing streamlining of $93 million.

Foreign Currency Translation

The net assets of most of Schering-Plough’s international subsidiaries are translated into U.S. dollars using current exchange rates. The U.S. dollar effects that arise from translating the net assets of these subsidiaries at changing rates are recorded in the foreign currency translation account, which is included in other comprehensive income/(loss) and reflected as a separate component of Shareholders’ Equity. For the remaining international subsidiaries, non-monetary assets and liabilities are translated using historical rates, while monetary assets and liabilities are translated at current rates, with the U.S. dollar effects of rate changes included in the statements of consolidated operations.

Exchange gains and losses arising from translating intercompany balances of a long-term investment nature are recorded in the foreign currency translation account. Transactional exchange gains and losses are included in other expense/(income), net.

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

Revenue recognition also requires that there is reasonable assurance of collection of sales process.

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

Goodwill and Other Intangible Assets

Financial Accounting Standards Board (FASB) SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that intangible assets acquired either individually or with a group of other assets be initially recognized and measured based on fair value. An intangible with a finite life is amortized over its useful life, while an intangible with an indefinite life, including goodwill, is not amortized.

The Company assesses the recoverability of the carrying value of its goodwill and other intangible assets with indefinite useful lives annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. Recoverability of goodwill is measured at the reporting unit level based on a two-step approach. First, the carrying amount of the reporting unit is compared to the fair value as estimated by the future net discounted cash flows expected to be generated by the reporting unit. To the extent that the carrying value of the reporting unit exceeds the fair value of the reporting unit, a second step would be performed, whereby the reporting unit’s assets and liabilities are fair valued. To the extent that the reporting unit’s carrying value of goodwill exceeds its implied fair value of goodwill, an impairment exists and would be recognized.

Recoverability of other intangible assets with indefinite useful lives is measured by a comparison of the carrying amount of the intangible assets to the fair value of the respective intangible assets. Any excess of the carrying value of the intangible assets over the fair value of the intangible assets would be recognized as an impairment loss.

Schering-Plough conducts its annual impairment testing of goodwill at October 1 each year. Based on the impairment tests performed, there was no impairment of goodwill in 2008, 2007 or 2006.

In 2007, Schering-Plough’s goodwill and other intangible asset balances increased significantly due to the acquisition of OBS. See Note 2, “Acquisition,” and Note 13, “Goodwill and Other Intangible Assets,” for additional information.

Other Assets

Included in other assets is capitalized software of $246 million and $278 million at December 31, 2008 and 2007, respectively. Amortization expense were $101 million, $89 million and $76 million in 2008, 2007 and 2006, respectively. Other Assets at December 31, 2008 included $80 million of restricted cash primarily for a letter of credit related to certain international tax matters.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

Schering-Plough implemented the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) as of January 1, 2007. Under FIN 48, in order to recognize an uncertain tax benefit, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50 percent likely to be realized upon resolution of the position. Schering-Plough includes interest expense or income as well as potential penalties on uncertain tax positions as a component of income tax expense in the Statement of Consolidated Operations.

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

Effective January 1, 2006, Schering-Plough accounts for all share-based compensation in accordance with SFAS No. 123 (Revised 2004) “Share-Based Payment” (SFAS 123R). See Note 6, “Share-Based Compensation,” for additional information.

Shipping and Handling Expenses

Shipping expenses are classified as selling, general and administrative expenses in the Consolidated Statement of Operations.

Impact of Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” The standard defines fair value, establishes a framework for measuring fair value in accordance with U.S. Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. The standard codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. For calendar-year companies, the standard became effective January 1, 2008 (see Note 17, “Fair Value Measurements”) except for non-financial items measured on a non-recurring basis for which it is effective beginning January 1, 2009. The implementation of this standard did not have a material impact on Schering-Plough’s financial statements. Based on Schering-Plough’s current financial position, the impact of the provisions of this standard that was effective January 1, 2009 is not expected to be material.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115” (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 also includes an amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which applies to all entities with available-for-sale and trading securities. For calendar-year companies, the standard became effective January 1, 2008. Schering-Plough chose not to elect the fair value option prescribed by SFAS 159. As a result, the implementation of this standard did not have a material impact on Schering-Plough’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (SFAS 141R). For calendar-year companies, the standard is applicable to new business combinations occurring on or after January 1, 2009. SFAS 141R requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Most significantly, SFAS 141R will require that acquisition costs generally be expensed as incurred, certain acquired contingent liabilities be recorded at fair value, and acquired in-process research and development be recorded at fair value as an indefinite-lived intangible asset at the acquisition date. The standard will also impact certain unresolved matters related to purchase transactions consummated prior to the effective date of the standard. The impact of this standard on the consolidated financial statements is not expected to be material, but this standard may have an effect on accounting for future business combinations.

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

In April 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP 142-3 is effective for calendar-year companies beginning January 1, 2009. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The impact of this standard on the consolidated financial statements is not expected to be material.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 became effective on November 15, 2008. The implementation of this standard did not have a material impact on Schering-Plough’s consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In October 2008, the FASB issued FSP 157-3 “Determining Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3). FSP 157-3 clarified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have a material impact on Schering-Plough’s consolidated financial statements.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interest in Variable Interest Entities.” FSP No. FAS 140-4 and FIN 46(R)-8 requires enhanced disclosures about transfers of financial assets and interests in variable interest entities. The FSP is effective for interim and annual periods ending after December 15, 2008. Since the FSP requires only additional disclosures concerning transfers of financial assets and interest in variable interest entities, adoption of this FSP did not affect Schering-Plough’s disclosures.

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

The following table provides unaudited pro forma financial information for the years ended December 31, 2007 and 2006 as if the acquisition had occurred as of the beginning of each period presented:

	2007	2006
	(Dollars in millions except per share data)
	(unaudited)

Net sales	$16,853	$15,079
Net loss before cumulative effect of a change in accounting principle	(2,500)	(3,987)
Net loss available to common shareholders	(2,712)	(4,201)
Diluted loss per common share	(1.72)	(2.73)
Basic loss per common share	(1.72)	(2.73)

The unaudited pro forma financial information for both periods presented includes amortization of the step-up of inventory of $1.1 billion and acquired in-process research and development charge of $3.8 billion, which are non-recurring charges directly attributable to the accounting for the acquisition. The unaudited pro forma financial information also includes the effect of purchase accounting adjustments such as additional amortization expense from the acquired identifiable intangible assets and depreciation from the step-up of property. No effect has been given in the unaudited pro forma financial information for synergistic benefits that may be realized or costs related to the integration of OBS. The unaudited pro forma financial information should not be considered indicative of actual results that would have been achieved had this acquisition been consummated on the dates indicated and does not purport to indicate results of operations as of any future date or for any future period.

A preliminary allocation of the purchase price of OBS was made as of the Acquisition Date. The final allocation of the purchase price has resulted in a net decrease to goodwill of $44 million as compared to the preliminary allocation as of the Acquisition Date. This adjustment to the preliminary purchase price allocation was primarily related to updated valuations of identifiable intangible assets, property and inventories as well as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

updates to acquired liabilities and deferred taxes. The final allocation of the purchase price of OBS is as follows:

(Dollars in millions)

Cash	$330
Current assets (excluding inventories)	1,307
Inventories	2,434
Property	2,508
Identifiable intangible assets(1)	6,839
Goodwill(2)	2,667
Other-non current assets	750
Acquired in-process research and development (IPR&D)(3)	3,754

Total assets acquired	$20,589

Acquisition related liabilities(4)	198
Other current liabilities	1,513
Deferred tax liabilities	2,215
Other-non current liabilities	544

Total liabilities assumed	$4,470

Net assets acquired	$16,119

(1) The final purchase price allocation to identifiable intangible assets is as follows:

		Weighted-Average
		Amortization
	Amount	Period (years)
	(Dollars in millions)

Patents:
Women’s Health — Contraception	$1,659	11
Women’s Health — Fertility	1,013	11
Women’s Health — Other	440	13
Central Nervous System	527	12
Other Human Prescription Pharmaceuticals	382	8

Total patents	$4,021

Trademarks:
Animal Health	$2,608	20
Prescription Pharmaceuticals	210	20

Total trademarks	$2,818

Total intangible assets acquired	$6,839

The weighted-average life of total acquired intangible assets is approximately 15 years. The intangible assets have no significant residual value. There were no acquired intangible assets that were determined to have an indefinite life.

(2) $1.8 billion of the goodwill has been assigned to the Prescription Pharmaceuticals segment and $873 million has been assigned to the Animal health segment. None of the goodwill is deductible for income tax purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3) $3.8 billion assigned to acquired IPR&D was charged to operations in the fourth quarter of 2007. This charge was associated with research projects in animal health and research projects in the women’s health, central nervous system and anesthesia therapeutic areas of human health. The amount was determined by using discounted cash flow projections of identified research projects for which technological feasibility had not been established and for which there was no alternative future use. The discount rates used ranged from 14 percent to 18 percent. The projected launch dates following the U.S. Food and Drug Administration (FDA) or other regulatory approval are years 2008 through 2013, at which time Schering-Plough expects these projects to begin to generate cash flows. The cost to complete the research projects will depend on whether the projects are brought to their final stages of development and are ultimately submitted to the FDA or other regulatory agencies for approval. As of December 31, 2007, the estimated cost to complete projects near the final stages of development was in excess of $700 million. All of the research and development projects considered in the valuation are subject to the normal risks and uncertainties associated with demonstrating the safety and efficacy required to obtain FDA or other regulatory approvals.

(4) Included in acquisition related liabilities are costs to exit certain activities of OBS.

In conjunction with the OBS acquisition, Schering-Plough agreed to divest certain assets as part of regulatory reviews in the U.S. and Europe. See Note 7, Other Expense/(Income), net.

3.	SPECIAL AND ACQUISITION RELATED CHARGES AND MANUFACTURING STREAMLINING

2008 Special and acquisition-related charges

Special and acquisition-related charges relate to the Productivity Transformation Program (PTP) activities which include the ongoing integration of the OBS business (See Note 4, “OBS Integration and Productivity Transformation Program for additional information). Special and acquisition-related charges for 2008 were $329 million. The costs for 2008 included $275 million of employee termination costs. The remaining charges related to integration activities.

2007 Special and acquisition-related charges

During the year ended December 31, 2007, Schering-Plough incurred $84 million of special and acquisition-related charges, comprised of $61 million of integration-related costs for the OBS acquisition and $23 million of employee termination costs as part of integration activities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes activities reflected in the consolidated financial statements related to changes to Schering-Plough’s manufacturing operations which were completed in 2006:

	Charges
	Included in	Special	Total	Cash	Non-cash	Accrued
	Cost of Sales	Charges	Charges	Payments	Charges	Liability
	(Dollars in millions)

Accrued liability at January 1, 2006						$—
Severance	$—	$47	$47	$(35)	$—	12
Asset impairments	—	55	55	—	(55)	—
Accelerated depreciation	93	—	93	—	(93)	—
Inventory write-offs	46	—	46	—	(46)	—
Other	7	—	7	(2)	(5)	—

Total	$146	$102	$248	$(37)	$(199)

Accrued liability at December 31, 2006						$12

Severance				(12)		(12)

Accrued liability at December 31, 2007						$—

4.	OBS INTEGRATION AND PRODUCTIVITY TRANSFORMATION PROGRAM

As part of the purchase price allocation of the OBS acquisition as of the Acquisition Date, Schering-Plough recorded acquisition-related liabilities of $151 million related to involuntary termination benefits.

In April 2008, Schering-Plough announced a major new program, the Productivity Transformation Program (PTP), which includes the ongoing integration of OBS, and is designed to reduce and avoid costs, and increase productivity. The targeted savings envisioned by this program include those resulting from the previously announced OBS integration synergies.

The following table summarizes the charges, cash payments and liabilities related to the Productivity Transformation Program, which includes the ongoing integration of OBS, through December 31, 2008:

		Acquisition-
		Related
		Liabilities
	Employee	Employee
	Termination	Termination	Other Exit
	Costs	Costs	Costs
	(Dollars in millions)

Accrued liability at December 31, 2007	$23	$151	—
Charges(a)	254	21	—
Purchase price allocation items(b)	—	(3)	50
Cash payments	(154)	(169)	(18)

Accrued liability at December 31, 2008	$123	$—	$32

(a)	Recorded to special and acquisition-related charges.

(b)	Recorded as part of purchase accounting. Included in acquisition-related liabilities at December 31, 2008 are costs to exit certain activities of OBS.

5.	EQUITY INCOME

In May 2000, Schering-Plough and Merck entered into two separate sets of agreements to jointly develop and market certain products in the U.S. including (1) two cholesterol-lowering drugs and (2) an allergy/asthma

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

drug. In December 2001, the cholesterol agreements were expanded to include all countries of the world except Japan. In general, the companies agreed that the collaborative activities under these agreements would operate in a virtual joint venture to the maximum degree possible by relying on the respective infrastructures of the two companies. These agreements generally provide for equal sharing of development costs and for co-promotion of approved products by each company.

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

The allergy/asthma agreements provided for the joint development and marketing by the companies of a once-daily, fixed-combination tablet containing loratadine/montelukast. In April 2008, the Merck/Schering-Plough joint venture received a not-approvable letter from the FDA for the proposed fixed combination of loratadine/montelukast. During the second quarter of 2008 the respiratory joint venture was terminated in accordance with the agreements. This action has no impact on the cholesterol joint venture. As a result of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

termination of the respiratory joint venture, Schering- Plough received payments totaling $105 million which Schering-Plough recognized during 2008, in equity income.

The following information provides a summary of the components of Schering-Plough’s equity income from the cholesterol joint venture for the years ended December 31:

	2008	2007	2006
	(Dollars in millions)

Schering-Plough’s share of net income (including milestones of $105 million in 2008)	$1,665	$1,831	$1,273
Contractual amounts for physician details	223	242	204
Elimination of intercompany profit and other, net	(18)	(24)	(18)

Total equity income from Merck/Schering-Plough joint venture	$1,870	$2,049	$1,459

At December 31, 2008 and 2007, Schering-Plough had net receivables (including undistributed income) from the Merck/Schering-Plough Joint Venture of $130 million and $287 million, respectively.

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

Schering-Plough and Merck are developing a single-tablet combination of ezetimibe and atorvastatin as a treatment for elevated cholesterol levels.

See Note 21, “Legal, Environmental and Regulatory Matters,” — “Litigation and Investigations relating to the Merck/Schering-Plough Cholesterol Joint Venture.”

6.	SHARE-BASED COMPENSATION

Prior to January 1, 2006, Schering-Plough accounted for its stock compensation arrangements using the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and the related Interpretations. Prior to 2006, no stock-based employee compensation cost was reflected in the Statement of Consolidated Operations, other than for Schering-Plough’s deferred stock units, as stock options granted under all other plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

For grants issued to retirement-eligible employees prior to the adoption of SFAS 123R, Schering-Plough recognized compensation costs over the stated vesting period of the stock option or deferred stock unit with acceleration of any unrecognized compensation costs upon the retirement of the employee. Upon adoption of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS 123R, Schering-Plough recognizes compensation costs on all share-based grants made on or after January 1, 2006, over the service period, which is the earlier of: i) one year if the employee is or becomes retirement-eligible during the first year of the grant; ii) the employee’s retirement eligibility date if after the first year of the grant; and iii) the service period of the award.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” Schering-Plough has elected to adopt the transition method provided in this FASB Staff Position for purposes of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R.

During 2006, the 2006 Stock Incentive Plan (the 2006 Plan) was approved by Schering-Plough’s shareholders. Under the terms of the 2006 Plan, 92 million of Schering-Plough’s authorized common shares may be granted as stock options or awarded as deferred stock units to officers and certain employees of Schering-Plough through December 2011.

Schering-Plough intends to utilize unissued authorized shares to satisfy stock option exercises and for the issuance of deferred stock units. Expenses related to share-based compensation are classified in the line item associated with the employee’s function.

During 2008 and 2007, Schering-Plough granted performance-based deferred stock units under the 2006 Stock Incentive Plan, which provide certain senior managers the opportunity to earn shares of Schering-Plough common stock. These units will only be earned if specific pre-established levels of performance and service are achieved during the applicable three-year performance period.

Implementation of SFAS 123R

In the first quarter of 2006, Schering-Plough recognized a benefit to income of $22 million for the cumulative effect of a change in accounting principle related to two long-term compensation plans required to be accounted for as liability plans under SFAS 123R.

Tax benefits recognized related to stock-based compensation and related cash flow impacts were not material during 2008, 2007 and 2006, as Schering-Plough is in a U.S. Net Operating Loss position.

Stock Options

Stock options are granted to employees at exercise prices equal to the fair market value of Schering-Plough’s stock at the dates of grant. Stock options under the 2006 Plan generally vest over three years and have a term of seven years. Certain options granted under previous plans vest over longer periods ranging from three to nine years and have a term of 10 years. Compensation costs for all stock options are recognized over the requisite service period for each separately vesting portion of the stock option award. Expense is recognized, net of estimated forfeitures, over the vesting period of the options using an accelerated method. Expense recognized in 2008, 2007, and 2006 was approximately $65 million, $72 million and $56 million, respectively.

The weighted-average assumptions used in the Black-Scholes option-pricing model in 2008, 2007 and 2006 were as follows:

	2008	2007	2006

Dividend yield	1.1%	1.1%	1.1%
Volatility	31.4%	24.8%	25.7%
Risk-free interest rate	2.8%	4.6%	5.0%
Expected term of options (in years)	4.5	4.5	4.5

Dividend yields are based on historical dividend yields. Expected volatilities are based on historical volatilities of Schering-Plough’s common stock which is not expected to differ materially from future

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

volatility. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options. The expected term of options represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules. Schering-Plough utilizes the simplified method of calculating the expected term of stock options as allowed under Staff Accounting Bulletin (SAB) 107 as amended by SAB 110 as historical experience is not expected to be a reasonable basis for estimated expected term due to various changes in the business.

The amount of cash received from the exercise of stock options in 2008, 2007 and 2006 was $15 million, $225 million and $83 million, respectively.

Summarized information about stock options outstanding and exercisable at December 31, 2008, is as follows:

	Outstanding			Exercisable
		Weighted-	Weighted-		Weighted-
	Number	Average	Average	Number	Average
	of	Remaining	Exercise	of	Exercise
Exercise Price Range	Options	Term in Years	Price	Options	Price
	(In thousands)			(In thousands)

Under $20	38,069	5.0	$18.35	27,671	$18.13
$20 to $30	13,086	6.1	20.81	8,350	20.92
$30 to $40	17,839	3.8	33.78	11,986	34.86
Over $40	13,574	1.3	46.20	13,564	46.21

	82,568			61,571

The weighted-average fair value of stock options granted in 2008, 2007 and 2006 was $5.35, $8.06 and $5.22, respectively. The intrinsic value of stock options exercised in 2008, 2007 and 2006 was $2 million, $132 million and $21 million, respectively. The total fair value of options vested in 2008, 2007 and 2006 was $67 million, $80 million and $73 million, respectively.

As of December 31, 2008, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $48 million, which will be amortized over the weighted-average remaining requisite service period of 2.3 years.

The following table summarizes stock option activity as of December 31, 2008, and changes during the year then ended under the current and prior plans:

		Weighted-
	Number	Average
	of	Exercise
	Options	Price
	(In thousands)

Outstanding at January 1, 2008	79,840	$28.47
Granted	13,605	19.51
Exercised	(833)	18.11
Canceled or expired	(10,044)	32.13

Outstanding at December 31, 2008	82,568	$26.65

Exercisable at December 31, 2008	61,571	$27.95

The aggregate intrinsic value of stock options outstanding at December 31, 2008, was $2 million. The aggregate intrinsic value of stock options currently exercisable at December 31, 2008, was $2 million. Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted price of Schering-Plough’s common stock as of the reporting date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes nonvested stock option activity as of December 31, 2008, and changes during the year then ended under the current and prior plans:

		Weighted-
		Average
	Number of	Fair
	Options	Value
	(In thousands)

Nonvested at January 1, 2008	20,135	$6.99
Granted	13,605	5.35
Vested	(9,794)	6.84
Forfeited	(2,949)	5.62

Nonvested at December 31, 2008	20,997	$6.19

Deferred Stock Units

The fair value of deferred stock units is determined based on the number of shares granted and the quoted price of Schering-Plough’s common stock at the date of grant. Deferred stock units generally vest at the end of three years provided the employee remains in the service of Schering-Plough. Expense is recognized on a straight-line basis over the vesting period. Deferred stock units are payable in an equivalent number of common shares. Expense recognized in 2008, 2007 and 2006 was $134 million, $125 million and $112 million, respectively.

Summarized information about deferred stock units outstanding at December 31, 2008, is as follows:

	Outstanding
		Weighted-
	Number of	Average	Weighted-
	Deferred	Remaining	Average
Deferred Stock Unit Price Range	Stock Units	Term in Years	Fair Value
	(In thousands)

$14 to $20	9,961	1.2	$19.05
Over $20	5,381	1.4	30.70

	15,342

The weighted-average fair value of deferred stock units granted in 2008, 2007 and 2006 was $18.89, $31.19 and $19.27, respectively. The total fair value of deferred stock units vested during 2008, 2007 and 2006 was $127 million, $17 million and $68 million, respectively.

As of December 31, 2008, the total remaining unrecognized compensation cost related to deferred stock units amounted to $124 million, which will be amortized over the weighted-average remaining requisite service period of 1.8 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes deferred stock unit activity as of December 31, 2008, and changes during the year then ended under the current and prior plans:

	Number of
	Nonvested	Weighted-
	Deferred	Average
	Stock Units	Fair Value
	(In thousands)

Nonvested at January 1, 2008	17,953	$23.55
Granted	5,084	18.89
Vested	(6,141)	20.67
Forfeited	(1,554)	23.71

Nonvested at December 31, 2008	15,342	$23.14

Performance-Based Deferred Stock Units

The distribution of the performance-based deferred stock units is contingent on Schering-Plough meeting either performance and/or market conditions. One half of each performance-based stock unit grant has a performance condition and the fair value of these units is based on the closing stock price on the date of grant. The other half of each grant has a market condition and the fair value of these units is determined by using a lattice valuation model with expected volatility assumptions and other assumptions appropriate for determining fair value. Compensation expense for the performance-based stock units, which excludes dividend equivalents, is based on the fair values of the awards expected to vest based on performance measures and is recognized over the performance period. The total compensation expense recognized for the years ended 2008 and 2007 is $20 million and $14 million, respectively.

The weighted average grant-date fair value of performance-based deferred stock units granted during 2008 and 2007 was $19.35 and $23.47, respectively, and represented approximately 1,063,036 and 1,397,000 underlying shares, respectively. As of December 31, 2008, none of these units have vested.

As of December 31, 2008, unrecognized compensation cost related to these deferred stock units was $31 million, which will be amortized over the remaining weighted average requisite service period of 1.5 years. The remaining unrecognized compensation cost for the performance-based deferred stock units may vary each reporting period based on changes in the expected achievement of performance measures.

The following table summarizes performance-based deferred stock unit activity as of December 31, 2008 and changes during the year then ended:

	Number
	of Nonvested
	Performance-based	Weighted-
	Deferred Stock	Average
	Units	Fair Value
	(In thousands)

Nonvested at January 1, 2008	1,397	$23.47
Granted	1,063	19.35
Vested	—	—
Forfeited	(24)	23.23

Nonvested at December 31, 2008	2,436	$21.68

Liability Plans

Schering-Plough had two compensation plans for which the performance and vesting periods ended December 31, 2008. These plans were classified as liability plans under SFAS 123R, as the ultimate cash payout of these plans had been based on Schering-Plough’s stock performance as compared to the stock

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

performance of a peer group. Upon adoption of SFAS 123R on January 1, 2006, Schering-Plough recognized a cumulative income effect of a change in accounting principle of $22 million in order to recognize the liability plans at fair value. During the service period, income or expense amounts related to these liability plans was based on the change in fair value at each reporting date. Fair value for the plans prior to the end of the service period was estimated using a lattice valuation model using expected volatility assumptions and other assumptions appropriate for determining fair value. For the first of these liability plans, the service period concluded as of December 31, 2006 and the value of the plan became fixed. For the second of these liability plans the service period concluded as of December 31, 2008. The income or expense recognized for these liability plans in the Statements of Consolidated Operations, exclusive of the impact of the cumulative effect of a change in accounting principle, was income of $30 million in 2008 and expense of $22 million and $24 million for 2007 and 2006, respectively.

As of December 31, 2008 there was no remaining unrecognized compensation cost related to the liability plans.

7.	OTHER EXPENSE/(INCOME), NET

The components of other expense/(income), net, are as follows:

	2008	2007	2006
	(Dollars in millions)

Interest cost incurred	$555	$263	$184
Less: amount capitalized on construction	(19)	(18)	(12)

Interest expense	536	245	172
Interest income	(71)	(395)	(297)
Foreign exchange losses/(gains), net	47	(37)	2
Gain on sale of divested products	(160)	—	—
Realized gain on foreign currency options, net	—	(510)	—
Ineffective portion of interest rate swaps	—	7	—
Other, net	(17)	7	(12)

Total other expense/(income), net	$335	$(683)	$(135)

In September 2008, Schering-Plough completed its previously announced divestitures of certain Animal Health products as required by regulatory agencies in the U.S. and Europe in connection with the acquisition of OBS. As a result of these divestitures, Schering-Plough recognized a gain of $160 million ($149 million after tax). In addition, during 2008, Schering-Plough recognized a gain of $17 million ($12 million after tax) on the sale of a manufacturing site. Net cash proceeds from the divested Animal Health products were $210 million.

During 2008 and 2007, Schering-Plough participated in health care refinancing programs adopted by local government fiscal authorities in a major European market. During 2008 and 2007, Schering-Plough transferred $47 million and $173 million, respectively, of its trade accounts receivables owned by a foreign subsidiary to third-party financial institutions without recourse. The transfer of trade accounts receivable qualified as sales of accounts receivable under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” For 2008 and 2007, the transfer of these trade accounts receivable did not have a material impact on Schering-Plough’s Statements of Consolidated Operations. Cash flows from these transactions are included in the change in accounts receivable in operating activities.

Net foreign exchange gains of $37 million in 2007 includes $101 million of foreign currency transaction exchange losses related to euro-denominated debt instruments prior to being accounted for as economic hedges of the net investment in a foreign operation. These currency exchange losses were non-cash items and are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included as adjustments to reconcile net loss to net cash provided by operating activities in the Statement of Consolidated Cash Flows.

During 2007, as part of an overall risk management strategy and in consideration of various preliminary financing scenarios associated with the acquisition of OBS, Schering-Plough purchased euro-denominated currency options (derivatives) for aggregate premiums of approximately $165 million and received proceeds of $675 million upon the termination of these options, resulting in a net realized gain of $510 million. These derivatives did not qualify for hedge accounting in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133). Accordingly, the gain on these derivatives was recognized in the Statement of Consolidated Operations. These derivatives were short-term (trading) in nature and did not hedge a specific financing or investing transaction. Accordingly, the cash impacts of these derivatives were classified as operating cash flows in the Statement of Consolidated Cash Flows. These derivatives were terminated during the fourth quarter of 2007.

During 2007, Schering-Plough executed a series of interest rate swaps in anticipation of financing the acquisition of OBS. The objective of the swaps was to hedge the interest rate payments to be made on future issuances of debt. As such, the swaps were designated as cash flow hedges of future interest rate payments, and in accordance with SFAS 133, the effective portion of the gains or losses on the hedges are reported in other comprehensive income and any ineffective portion is reported in operations. In connection with the euro-denominated debt issuances as described in Note 15, “Borrowings and Other Commitments,” portions of the swaps were deemed ineffective and Schering-Plough recognized a $7 million loss in the Statement of Consolidated Operations during 2007. The effective portion of the swaps of $12 million was recorded in other comprehensive income during 2007 and is being recognized as interest expense over the life of the related debt. The cash flow impacts of these interest rate swaps were classified as operating cash flows in the Statement of Consolidated Cash Flows.

8.	INCOME TAXES

The components of consolidated income/(loss) before income taxes for the years ended December 31 are as follows:

	2008	2007	2006
	(Dollars in millions)

United States	$(207)	$(982)	$(593)
Foreign	2,256	(233)	2,098

Net income/(loss) before income taxes and including cumulative effect of a change in accounting principle	$2,049	$(1,215)	$1,505

Net income/(loss) in 2008 and 2007 include the amortization of fair values of certain assets acquired as part of the OBS acquisition. Net loss in 2007 includes a charge for acquired in-process research and development of $3.8 billion in connection with the acquisition of OBS.

Income from the cholesterol joint venture is included in the above table based on the jurisdiction in which the income is earned.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of income tax expense for the years ended December 31 are as follows:

	Federal	State	Foreign	Total
	(Dollars in millions)

2008
Current	$23	$24	$498	$545
Deferred	—	—	(399)	(399)

Total	$23	$24	$99	$146

2007
Current	$36	$20	$265	$321
Deferred	—	—	(63)	(63)

Total	$36	$20	$202	$258

2006
Current	$42	$25	$251	$318
Deferred	(3)	—	47	44

Total	$39	$25	$298	$362

During 2004, Schering-Plough established a valuation allowance on its net U.S. deferred tax assets, including the benefit of U.S. operating losses, as management concluded that it is not more likely than not that the benefit of the U.S. net deferred tax assets can be realized. At December 31, 2008, Schering-Plough continues to maintain a valuation allowance against its U.S. net deferred tax assets.

Schering-Plough maintains its intent to indefinitely reinvest earnings of its international subsidiaries. Schering-Plough has not provided deferred taxes on approximately $7.5 billion of undistributed foreign earnings as of December 31, 2008. Determining the tax liability that would arise if these earnings were remitted is not practicable. That liability would depend on a number of factors, including the amount of the earnings distributed and whether the U.S. operations were generating taxable profits or losses.

Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of Schering-Plough’s assets and liabilities. Schering-Plough’s deferred tax assets result principally from the recording of certain items that currently are not deductible for tax purposes and net operating loss and other tax credit carryforwards. Schering-Plough’s deferred tax liabilities principally result from book over tax basis differences resulting from the OBS acquisition and the use of accelerated depreciation for tax purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of Schering-Plough’s deferred tax assets and liabilities at December 31 are as follows:

	2008	2007
	(Dollars in millions)

Deferred tax assets:
NOL carryforwards	$348	$401
Other tax credit carryforwards	500	418
Post-retirement and other employee benefits	1,037	632
Inventory related	315	272
Sales return reserves	143	144
Litigation accruals	110	88
Intangible Assets	84	132
Other	235	343

Total deferred tax assets:	$2,772	$2,430

Deferred tax liabilities:
Depreciation	$(496)	$(454)
Inventory valuation	(40)	(191)
OBS Intangible Assets	(1,503)	(1,669)
Other	(53)	(111)

Total deferred tax liabilities:	$(2,092)	$(2,425)

Deferred tax valuation allowance	$(1,400)	$(1,219)

Net deferred tax (liabilities)	$(720)	$(1,214)

The deferred tax assets for net operating losses and other tax credit carryforwards principally relate to U.S. NOLs, Research and Development (R&D) tax credits, U.S. foreign tax credits and Federal Alternative Minimum Tax (AMT) credit carryforwards. At December 31, 2008, Schering-Plough had approximately $1.3 billion of U.S. NOLs for income tax purposes that are available to offset future U.S. taxable income. U.S. NOLs are U.S. operating losses adjusted for the differences between financial and tax reporting. These U.S. NOLs will expire in varying amounts between 2024 and 2028, if unused. State NOLs related to these U.S. NOLs, expire in varying amounts between 2009 and 2028. At December 31, 2008, Schering-Plough had approximately $215 million of R&D tax credits carryforwards that will expire between 2022 and 2028; $227 million of foreign tax credit carryforwards that will expire between 2011 and 2018; and $46 million of AMT tax credit carryforwards that have an indefinite life. The U.S. NOL carryforward could be materially reduced after examination of Schering-Plough’s income tax returns by the Internal Revenue Service (IRS). Schering-Plough has reduced the deferred tax assets and related valuation allowance recorded for its U.S. NOLs and tax credit carryforwards to reflect the estimated resolution of these examinations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The difference between income taxes based on the U.S. statutory tax rate and Schering-Plough’s income tax expense for the years ended December 31 was due to the following:

	2008	2007	2006
	(Dollars in millions)

Income tax expense/(benefit) at U.S. statutory rate	$717	$(425)	$527
Increase/(decrease) in taxes resulting from:
Lower rates in other jurisdictions, net	(691)	(883)	(436)
U.S. operating losses for which no tax benefit was recorded	65	165	215
Permanent differences	7	1,346	(7)
State income tax	24	20	25
Provision for other tax matters	24	35	38

Income tax at effective tax rate	$146	$258	$362

The permanent differences in 2007 are largely attributable to the acquired in-process research and development charge of $3.8 billion related to the acquisition of OBS for which no tax benefit was recorded.

The lower tax rates in other jurisdictions in 2008, 2007 and 2006, net, are primarily attributable to Schering-Plough’s manufacturing subsidiaries in Singapore, Ireland and Puerto Rico, which operate under various incentive tax grants that begin to expire in 2011. Additionally, most major countries in which Schering Plough conducts its operations have statutory tax rates less than the U.S. tax rate. Overall, income taxes primarily relate to foreign taxes and do not include any benefit related to U.S. operating losses.

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

Schering-Plough’s unrecognized tax benefits result primarily from the varying application of statutes, regulations and interpretations and include exposures on intercompany terms of cross border arrangements and utilization of cash held by foreign subsidiaries (investment in U.S. property) as well as Schering-Plough’s tax matters litigation (see Note 21, “Legal, Environmental and Regulatory Matters”). At December 31, 2008 and 2007, the total amount of unrecognized tax benefits was $994 million and $859 million, respectively, which includes tax liabilities as well as reductions to deferred tax assets carrying a full valuation allowance. At December 31, 2008 and 2007, approximately $596 million and $535 million, respectively, of total unrecognized tax benefits, if recognized, would affect the effective tax rate. Management believes it is reasonably possible that total unrecognized tax benefits could decrease over the next twelve-month period up to approximately $625 million. This would be primarily attributable to a decision in the tax matter currently being litigated in Newark District Court for which a decision has not yet been rendered, possible final resolution of Schering-Plough’s 1997 through 2002 examination by the IRS and appeals and possible resolutions of various other matters. However, the timing of the ultimate resolution of Schering-Plough’s tax matters and the payment and receipt of related cash is dependent on a number of factors, many of which are outside Schering-Plough’s control.

Schering-Plough includes interest expense or income as well as potential penalties on uncertain tax positions as a component of income tax expense in the Statement of Consolidated Operations. The total amount of interest expense related to uncertain tax positions for the years ended December 31, 2008 and 2007 was $63 million and $50 million, respectively. The total amount of accrued interest related to uncertain tax positions at December 31, 2008 and 2007 was $245 million and $197 million, respectively, and are included in other accrued liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tabular reconciliation of Schering-Plough’s FIN 48 unrecognized tax benefits for the years ended December 31 is as follows:

	2008	2007
	(Dollars in millions)

At January 1	$859	$924
Additions for tax positions related to current year	115	74
Additions for tax positions related to prior years	45	46
Additions for tax positions related to acquired entities	2	37
Reductions related to amounts settled with taxing authorities	(27)	(77)
Reductions for tax positions related to prior years	—	(25)
Reductions for potential refund claims(1)	—	(120)

At December 31	$994	$859

(1)	Schering-Plough had been considering the filing of refund claims based on court decisions involving the claim of right doctrine. Two courts of appeal decisions, clarifying the law in this area made it clear that Schering-Plough would not prevail on these claims. The amount of unrecognized tax benefits has been reduced accordingly and had no impact on the net loss in 2007.

Net consolidated income tax payments, exclusive of payments related to the tax examinations and litigation discussed below, during 2008, 2007 and 2006 were $444 million, $389 million and $234 million, respectively.

During the second quarter of 2007, the IRS completed its examination of Schering-Plough’s 1997-2002 federal income tax returns. Schering-Plough is seeking resolution of an issue raised during this examination through the IRS administrative appeals process. In July 2007, Schering-Plough made a payment of $98 million to the IRS pertaining to the 1997-2002 examination. Schering-Plough remains open with the IRS for the 1997 through 2008 tax years. During 2008, the IRS commenced its examination of the 2003 — 2006 federal income tax returns. This examination is expected to be completed in 2010. For most of its other significant tax jurisdictions (both U.S. state and foreign), Schering-Plough’s income tax returns are open for examination for the period 2000 through 2008.

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

9.	RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of credited service for employees who opt to postpone retirement and remain employed with Schering-Plough after reaching the normal retirement age.

The largest international defined-benefit plan is a Dutch plan (the Schering-Plough Pension Fund), which provides benefits for normal retirement at the age of 65 based primarily on the participant’s average earnings and years of service. The benefit takes into account a social security (equivalent) income. A postponement of retirement is not an option under local Dutch regulation, and benefits are modified for early retirement. Death and disability benefits are also available under the plan. Non-U.S. pension plans offer benefits that are competitive with local market conditions.

The defined benefit plans that were assumed by Schering-Plough as part of the OBS acquisition have been included in Schering-Plough’s consolidated results of operations and consolidated financial position after the Acquisition Date and financial position as of December 31, 2007. See Note 2, “Acquisition.”

In addition, Schering-Plough provides post-retirement medical and life insurance benefits primarily to its eligible U.S. retirees and their dependents through its post-retirement benefit plans. Certain other countries also provide post-retirement benefit plans.

Effective December 31, 2006, Schering-Plough accounts for its retirement plans and other post-retirement benefit plans (the plans) in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” (SFAS 158). SFAS 158 requires the recognition of an asset for the overfunded plans and a liability for the underfunded plans in Schering-Plough’s consolidated balance sheets. This Statement also requires the recognition of changes in the funded status of the plans in the year in which the changes occur. As of 2007, all of Schering-Plough’s defined-benefit pension and other postretirement plans have December 31 as the measurement date.

Included in Schering-Plough’s accumulated other comprehensive loss at December 31, 2008 and 2007, was $1.6 billion ($1.3 billion, net of tax effects) and $689 million ($553 million, net of tax effects), respectively, of costs that were not recognized as components of net periodic benefit costs pursuant to SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The components of these costs at December 31, 2008 and 2007, were as follows:

	Retirement Plans		Other Post-Retirement Benefits
	2008	2007	2008	2007
	(Dollars in millions)

Actuarial loss	$1,374	$447	$267	$223
Prior service cost/(credit)	48	58	(122)	(39)

Total	$1,422	$505	$145	$184

The actuarial losses primarily represent the cumulative difference between the actuarial assumptions and the actual returns from plan assets, changes in discount rates and plans’ experience. Total loss amounts, net in excess of certain thresholds, are amortized into net pension and other post-retirement benefit cost over the average remaining service life of employees. The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic costs during 2009 are as follows:

		Other
	Retirement	Post-Retirement
	Plans	Benefits
	(Dollars in millions)

Actuarial loss recognition	$44	$10
Prior service cost/(credit) recognition	7	(15)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Actuarial Assumptions

The consolidated weighted average assumptions used to determine benefit obligations at December 31 were:

	Retirement		Other Post-Retirement
	Plans		Benefits
	2008	2007	2008		2007

U.S. Benefit Plans
Discount rate	6.25%	6.4%	6.25%		6.5%
Rate of increase in future compensation	4.0%	4.0%	N/A		N/A
International Benefit Plans
Discount rate	5.3%	5.3%	10.25	%(1)	7.4%
Rate of increase in future compensation	3.3%	3.4%	N/A		N/A

(1)	Schering-Plough’s International Other Post-Retirement Benefit Plans are in Argentina, Brazil, Canada and South Africa.

The assumptions above were used to develop the benefit obligations at year-end.

The consolidated weighted average assumptions used to determine net benefit costs for the years ended December 31 were:

	Retirement Plans			Other Post-Retirement Benefits
	2008	2007	2006	2008	2007	2006

U.S. Benefit Plans
Discount rate	6.4%	6.0%	5.7%	6.5%	6.0%	5.8%
Long-term expected rate of return on plan assets	8.5%	8.5%	8.5%	7.5%	7.5%	7.5%
Rate of increase in future compensation	4.0%	4.0%	4.0%	N/A	N/A	N/A
International Benefit Plans
Discount rate	5.3%	4.1%	4.1%	7.4%	6.1%	5.5%
Long-term expected rate of return on plan assets	6.2%	5.7%	5.6%	N/A	N/A	N/A
Rate of increase in future compensation	3.4%	3.5%	3.6%	N/A	N/A	N/A

The assumptions used to determine net periodic benefit costs for each year are established at the end of each previous year while the assumptions used to determine benefit obligations are established at each year-end. The net periodic benefit costs and the actuarial present value of the benefit obligations are based on actuarial assumptions that are determined annually based on an evaluation of long-term trends, as well as market conditions that may have an impact on the cost of providing retirement benefits.

The long-term expected rates of return on plan assets are derived from return assumptions determined for each of the major asset classes: equities, fixed income and real estate, on a proportional basis. The return expectations for each of these asset classes are based largely on assumptions about economic growth and inflation, which are supported by long-term historical data.

The weighted average assumed healthcare cost trend rate used for post-retirement measurement purposes is 10.6 percent for 2009, trending down to 5.2 percent by 2018. A 1 percent increase in the assumed healthcare cost trend rate would increase combined post-retirement service and interest cost by $11 million and the post-retirement benefit obligation by $90 million. A 1 percent decrease in the assumed health care cost trend rate would decrease combined post-retirement service and interest cost by $9 million and the post-retirement benefit obligation by $73 million.

Average retirement age is assumed based on the annual rates of retirement experienced by Schering-Plough.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of Net Periodic Benefit Costs

The net pension and other post-retirement periodic benefit costs totaled $304 million, $223 million and $204 million in 2008, 2007 and 2006, respectively.

The components of net pension and other post-retirement periodic benefit costs were as follows:

				Other Post-Retirement
	Retirement Plans			Benefits
	2008	2007	2006	2008	2007	2006
	(Dollars in millions)

Service cost	$213	$137	$119	$27	$21	$18
Interest cost	231	135	113	39	29	26
Expected return on plan assets	(234)	(135)	(113)	(12)	(13)	(13)
Amortization, net	26	43	44	5	4	6
Termination benefits	3	—	—	2	—	—
Settlements	7	2	4	(3)	—	—

Net pension and other post-retirement periodic benefit costs	$246	$182	$167	$58	$41	$37

The net pension and other post-retirement periodic benefit cost attributable to U.S. retirement and other post-employment benefit plans was $180 million in 2008, $157 million in 2007 and $153 million in 2006.

Benefit Obligations

The components of the changes in the benefit obligations were as follows:

			Other Post-Retirement
	Retirement Plans		Benefits
	2008	2007	2008	2007
	(Dollars in millions)

Benefit obligations at beginning of year	$4,025	$2,369	$630	$509
Service cost	213	137	27	21
Interest cost	231	135	39	29
Medicare drug subsidy received	—	—	3	2
Participant contributions	23	10	5	4
Effects of exchange rate changes	(198)	51	(3)	1
Benefits paid	(161)	(108)	(30)	(27)
Acquisitions/plan transfers	8	1,597	9	75
Actuarial(gains)/losses (including assumption change)	173	(165)	(2)	17
Change in measurement date	(88)	4	—	—
Plan amendments	1	3	(91)	(1)
Termination benefits	3	—	2	—
Curtailment	(21)	—	(5)	—
Settlement	(5)	(8)	—	—

Benefit obligations at end of year	$4,204	$4,025	$584	$630

Benefit obligations of overfunded plans	$23	$250	$—	$—
Benefit obligations of underfunded plans	4,181	3,775	584	630

The benefit obligations of U.S. plans for retirement benefits and other post-retirement benefits was $2.6 billion in 2008 and $2.5 billion in 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Funded Status and Balance Sheet Presentation

The components of the changes in plan assets were as follows:

			Other Post-Retirement
	Retirement Plans		Benefits
	2008	2007	2008	2007
	(Dollars in millions)

Fair value of plan assets, primarily stocks and bonds, at beginning of year	$3,293	$1,673	$181	$189
Actual (loss)/gain on plan assets	(610)	101	(49)	13
Employer contributions	247	196	3	2
Participant contributions	23	10	5	4
Acquisitions/plan transfers	3	1,388	—	—
Change in measurement date	(73)	—
Effects of exchange rate changes	(150)	41	—	—
Settlements	(11)	(8)	—	—
Benefits paid	(161)	(108)	(29)	(27)

Fair value of plan assets at end of year	$2,561	$3,293	$111	$181

Plan assets of overfunded plans	$26	$292	$—	$—
Plan assets of underfunded plans	2,535	3,001	111	181

The fair value of U.S. pension and other post-retirement benefits plan assets were $1.1 billion in 2008 and $1.6 billion in 2007.

The reduction in the fair value of plan assets at December 31, 2008, as compared to December 31, 2007, is due to conditions in the worldwide debt and equity markets, which deteriorated significantly during 2008. These conditions have had a negative effect on the fair value of plan assets.

In addition to the plan assets indicated above, at December 31, 2008 and 2007, securities investments of $42 million and $75 million, respectively, were held in a non-qualified trust designated to provide pension benefits for certain underfunded plans.

In accordance with SFAS No. 158, at December 31, 2008 and 2007, the net asset of the overfunded plans was $3 million and $42 million, respectively, all of which related to Schering-Plough’s retirement plans, and is included in other long-term assets in the accompanying consolidated balance sheets. The net liability from the underfunded plans at December 31, 2008 and 2007, totaled $2.1 billion and $1.2 billion, respectively, as follows:

			Other Post-Retirement
	Retirement Plan		Benefits
	2008	2007	2008	2007
	(Dollars in millions)

Accrued compensation (current)	$28	$18	$1	$4
Other long-term liabilities	1,618	756	472	445

Total	$1,646	$774	$473	$449

At December 31, 2008 and 2007, the accumulated benefit obligations (ABO) for the retirement plans were $3.7 billion and $3.6 billion, respectively. The aggregated accumulated benefit obligations and fair values of plan assets for retirement plans with accumulated benefit obligations in excess of plan assets were

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$3.4 billion and $2.2 billion, respectively, at December 31, 2008, and $2.7 billion and $2.2 billion, respectively, at December 31, 2007.

Plan Assets at Fair Value

The asset allocation for the consolidated retirement plans at December 31, 2008 and 2007, and the target allocation for 2009 are as follows:

		Percentage of
	Target	Plan Assets at
	Allocation	December 31,
Asset Category	2009	2008	2007

Equity securities	54%	49%	54%
Debt securities	39	44	39
Real estate	7	7	7

Total	100%	100%	100%

The asset allocation for the post-retirement benefit trusts at December 31, 2008 and 2007, and the target allocation for 2009 are as follows:

		Percentage of
	Target	Plan Assets at
	Allocation	December 31,
Asset Category	2009	2008	2007

Equity securities	70%	69%	75%
Debt securities	30	31	25

Total	100%	100%	100%

Schering-Plough’s investments related to these plans are broadly diversified, consisting primarily of equities and fixed income securities, with an objective of generating long-term investment returns that are consistent with an acceptable level of overall portfolio market value risk. The assets are periodically rebalanced back to the target allocations.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Retirement	Other Post-retirement
	Plans	Benefits
	(Dollars in millions)

2009	165	34
2010	149	34
2011	160	36
2012	172	37
2013	197	39
Years 2014-2018	1,084	224

Schering-Plough’s practice is to fund qualified pension plans at least at sufficient amounts to meet the minimum requirements set forth in applicable laws. Schering-Plough expects to contribute approximately $350 million to its retirement plans during 2009, including approximately $200 million to the U.S. Schering-Plough Retirement Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Defined Contribution Plans

Schering-Plough maintains defined contribution savings plans in the U.S., including a plan acquired as part of the OBS acquisition. For the largest U.S. plan, Schering-Plough makes contributions to the plan equal to 3 percent of eligible employee earnings, plus a matching contribution of up to 2 percent of eligible employee earnings based on employee contributions. The total Schering-Plough contributions to these plans in 2008, 2007 and 2006 were $96 million, $77 million, and $70 million respectively.

Schering-Plough also maintains defined contribution retirement plans in various other jurisdictions. Schering-Plough’s contributions to these plans in 2008 and 2007 were not material.

10.	EARNINGS/(LOSS) PER COMMON SHARE

The following table reconciles the components of the basic and diluted earnings/(loss) per share computations:

	2008	2007	2006
	(Dollars and shares in millions)

EPS numerator:
Net income/(loss) available to common shareholders	$1,753	$(1,591)	$1,057
EPS Denominator:
Weighted average shares outstanding for basic EPS	1,625	1,536	1,482
Dilutive effect of options and deferred stock units	10	—	9

Average shares outstanding for diluted EPS	1,635	1,536	1,491

For the years ended December 31, 2008 and 2007, approximately 91 million common shares obtainable upon conversion of the 2007 mandatory convertible preferred stock were excluded from the computation of diluted earnings/(loss) per common share because their effect would have been antidilutive.

During the third quarter of 2007, Schering-Plough’s 2004 mandatory convertible preferred stock converted into 65 million common shares. These common shares are included in the weighted average shares calculation for the period after conversion.

For the years ended December 31, 2007 and 2006, 45 million and 65 million common shares, respectively, obtainable upon conversion of the 2004 mandatory convertible preferred stock were excluded from the computation of diluted earnings/(loss) per common share because their effect would have been antidilutive on a weighted average basis for the period prior to conversion.

The common shares issuable under Schering-Plough’s stock incentive plans that were excluded from the computation of diluted earnings/(loss) per common share because of their antidilutive effect would have been 61 million, 100 million and 48 million, respectively, for the years ended December 31, 2008, 2007 and 2006, respectively.

Schering-Plough issued 57,500,000 of common shares on August 15, 2007. These common shares are included in the weighted-average shares calculation for the period after issuance. See Note 18 “Shareholders’ Equity,” for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss at December 31, 2008 and 2007, were as follows:

	2008	2007
	(Dollars in millions)

Foreign currency translation adjustment	$(563)	$13
Pension and other post-retirement liabilities, net of tax effects, in accordance with SFAS No. 158 provisions	(1,321)	(553)
Accumulated derivative loss	(10)	(12)
Unrealized (loss)/gain on investments available for sale, net of tax	(19)	18

Total	$(1,913)	$(534)

Included in the foreign currency translation adjustment during 2008 and 2007 are gains of $161 million and a loss of $23 million, respectively, from Schering-Plough’s euro-denominated debt instruments which have been designated as, and are effective as, economic hedges of the net investment in a foreign operation.

During 2007, Schering-Plough executed a series of interest rate swaps in anticipation of financing the acquisition of OBS. The objective of the swaps was to hedge the interest rate payments to be made on future issuances of debt. As such, the swaps were designated as cash flow hedges of future interest rate payments, and in accordance with SFAS 133, the effective portion of the gains or losses on the hedges are reported in other comprehensive income, and any ineffective portion is reported in operations. The effective portion of the swaps of $12 million was recorded in other comprehensive income and is being recognized as interest expense over the life of the related debt. During the years ended December 31, 2008 and 2007, $2 million and $1 million, respectively of the effective portion of the interest rate swaps was recognized as interest expense. $2 million is expected to be recognized as interest expense during 2009.

Gross unrealized pre-tax loss on investments in 2008 were $37 million, and in 2007, a gain of $1 million.

12.	INVENTORIES

Inventories consisted of the following at December 31:

	2008	2007
	(Dollars in millions)

Finished products	$1,212	$1,823
Goods in process	1,428	1,729
Raw materials and supplies	679	617

Total inventories and inventory classified in other non-current assets	$3,319	$4,169

The overall decrease in total inventories was primarily due to the amortization of the fair value step-up recorded as part of the OBS acquisition of which $889 million and $258 million for 2008 and 2007 respectively, are included in Depreciation and amortization in the consolidated statements of cash flows.

Included in other assets at December 31, 2008 and 2007, is $205 million and $96 million, respectively, of inventory not expected to be sold within one year.

Inventories valued on a last-in, first-out (LIFO) basis comprised approximately 13 percent and 9 percent of total inventories at December 31, 2008 and 2007, respectively. The estimated replacement cost of total inventories at December 31, 2008 and 2007, was $3.4 billion and $4.2 billion, respectively. The cost of all other inventories is determined by the first-in, first-out method (FIFO).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	GOODWILL AND OTHER INTANGIBLE ASSETS

As part of the purchase accounting for the acquisition of OBS, Schering-Plough recorded $2.7 billion of goodwill, of which $1.8 billion has been assigned to the Prescription Pharmaceuticals segment, and $873 million has been assigned to the Animal Health segment. None of the goodwill related to the OBS acquisition is deductible for income tax purposes.

The following table summarizes goodwill activity during the years ending December 31,

	2008				2007
			Consumer				Consumer
	Prescription	Animal	Health		Prescription	Animal	Health
	Pharmaceuticals	Health	Care	Total	Pharmaceuticals	Health	Care	Total
	(Dollars in millions)

Goodwill balance January 1	$1,867	$1,063	$7	$2,937	$28	$171	$7	$206
Acquisitions	—	—	—	—	1,828	888	—	2,716
Foreign exchange	(89)	(26)	—	(115)	11	4	—	15
Adjustments to OBS purchase accounting	(29)	(15)	—	(44)	—	—	—	—

Goodwill balance December 31	$1,749	$1,022	$7	$2,778	$1,867	$1,063	$7	$2,937

The components of other intangible assets, net, are as follows at December 31:

	2008			2007
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
	(Dollars in millions)

Patents	$3,803	$418	$3,385	$4,050	$55	$3,995
Trademarks	2,756	180	2,576	2,851	67	2,784
Licenses and other	796	603	193	740	515	225

Total other intangible assets	$7,355	$1,201	$6,154	$7,641	$637	$7,004

Patents, trademarks and licenses are amortized on the straight-line method over their respective useful lives. The residual value of intangible assets is estimated to be zero.

During 2007, as part of the purchase accounting for the acquisition of OBS, Schering-Plough recorded $6.8 billion of other intangible assets. See Note 2, “Acquisition,” for additional information.

Amortization expense related to other intangible assets in 2008, 2007 and 2006 was $570 million, $107 million and $47 million, respectively, and is included in cost of sales in the Statement of Consolidated Operations. All intangible assets are reviewed to determine their recoverability by comparing their carrying values to their expected undiscounted future cash flows when events or circumstances warrant such a review. Annual amortization expenses related to these intangible assets for the years 2009 to 2013 is expected to be approximately $570 million.

14.	PRODUCT LICENSES

In December 2007, Schering-Plough and Centocor revised their distribution agreement regarding the development, commercialization and distribution of both REMICADE and golimumab, extending Schering-Plough’s rights to exclusively market REMICADE to match the duration of Schering-Plough’s exclusive marketing rights for golimumab. Effective upon regulatory approval of golimumab in the EU, Schering-Plough’s marketing rights for both products will now extend for 15 years after the first commercial sale of golimumab within the EU. Centocor will receive a progressively increased share of profits on Schering-Plough’s distribution of both products in the Schering-Plough marketing territory between 2010 and 2014, and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the share of profits will remain fixed thereafter for the remainder of the term. The changes to the duration of REMICADE marketing rights and the profit sharing arrangement for the products are all conditioned on approval of golimumab being granted prior to September 1, 2014. Schering-Plough may independently develop and market golimumab for a Crohn’s disease indication in its territories, with an option for Centocor to participate. In addition, Schering-Plough and Centocor agreed to utilize an autoinjector device in the commercialization of golimumab and further agreed to share its development costs. For the rights to this device, Schering-Plough made an upfront payment of $21 million, which is included in research and development expenses in the accompanying statement of consolidated operations for the year ended December 31, 2007.

15.	BORROWINGS AND OTHER COMMITMENTS

Short and Long-Term Borrowings

Schering-Plough’s outstanding borrowings at December 31, 2008 and 2007, are as follows:

	2008	2007
	(Dollars in millions)

Short-term
Commercial paper	$—	$149
Other short-term borrowings and current portion of long-term debt	244	310
Current portion of capital leases	1	2

Total short-term borrowings	$245	$461

Long-term
5.00% senior unsecured euro-denominated notes due 2010	$698	$736
Floating rate unsecured euro-denominated term loan due 2012	698	1,619
5.30% senior unsecured notes due 2013	1,247	1,247
5.375% senior unsecured euro-denominated notes due 2014	2,090	2,205
6.00% senior unsecured notes due 2017	995	995
6.50% senior unsecured notes due 2033	1,143	1,143
6.55% senior unsecured notes due 2037	994	994
Capital leases	19	24
Other long-term borrowings	47	56

Total long-term borrowings	$7,931	$9,019

Schering-Plough’s short-term borrowings consist primarily of bank loans and commercial paper issued in the U.S. The weighted average interest rate on short-term borrowings was 7.1 percent and 7.9 percent at December 31, 2008 and 2007, respectively.

Senior unsecured notes

On October 1, 2007, Schering-Plough issued Euro 500 million aggregate principal amount of 5.00 percent senior unsecured euro-denominated notes due 2010 and Euro 1.5 billion aggregate principal amount of 5.375 percent senior unsecured euro-denominated notes due 2014. The net proceeds from this offering were approximately $2.8 billion. Interest on the notes is payable annually. The effective interest rate on the 5.00 percent senior unsecured euro-denominated notes and the 5.375 percent senior unsecured euro-denominated notes, which incorporates the initial discount, debt issuance fees and the impact of interest rate hedges, is 5.10 percent and 5.46 percent, respectively. The interest rate payable on these notes is not subject to adjustment. The notes generally restrict Schering-Plough from creating or assuming liens or entering into sale and leaseback transactions unless the aggregate outstanding indebtedness secured by any such liens and related

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to any such sale and leaseback transactions does not exceed 10 percent of consolidated net tangible assets. These notes are redeemable in whole or in part, at Schering-Plough’s option at any time, at a redemption price specified in the prospectus. If a change of control triggering event occurs, under certain circumstances, as defined in the prospectus, holders of the notes will have the right to require Schering-Plough to repurchase all or any part of the notes for a cash payment equal to 101 percent of the aggregate principal amount of the notes repurchased plus accrued and unpaid interest, if any, to the date of purchase.

On September 17, 2007, Schering-Plough issued $1.0 billion aggregate principal amount of 6.00 percent senior unsecured notes due 2017 and $1.0 billion aggregate principal amount of 6.55 percent senior unsecured notes due 2037. The net proceeds from this offering were approximately $2.0 billion. Interest on the notes is payable semi-annually. The effective interest rate on the 6.00 percent senior unsecured notes and the 6.55 percent senior unsecured notes, which incorporates the initial discount and debt issuance fees, is 6.13 percent and 6.67 percent, respectively. The interest rate payable on these notes is not subject to adjustment. The notes generally restrict Schering-Plough from creating or assuming liens or entering into sale and leaseback transactions unless the aggregate outstanding indebtedness secured by any such liens and related to any such sale and leaseback transactions does not exceed 10 percent of consolidated net tangible assets. These notes are redeemable in whole or in part, at Schering-Plough’s option at any time, at a redemption price equal to the greater of (1) 100 percent of the principal amount of such notes and (2) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the redemption date on a semiannual basis using the rate of Treasury Notes with comparable remaining terms plus 25 basis points for the 2017 notes or 30 basis points for the 2037 notes. If a change of control triggering event occurs, under certain circumstances, as defined in the prospectus, holders of the notes will have the right to require Schering-Plough to repurchase all or any part of the notes for a cash payment equal to 101 percent of the aggregate principal amount of the notes repurchased plus accrued and unpaid interest, if any, to the date of purchase.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Upon issuance, the notes were rated A3 by Moody’s and A+ by S&P. On July 14, 2004, Moody’s lowered its rating of the notes to Baa1 and, accordingly, the interest payable on each note increased by 25 basis points, effective December 1, 2004, resulting in a 5.55 percent interest rate payable on the notes due 2013, and a 6.75 percent interest rate payable on the notes due 2033. At December 31, 2008, the notes were rated Baa1 by Moody’s and A- by S&P.

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

Term Loan

On October 24, 2007, Schering-Plough entered into a five-year senior unsecured euro-denominated term loan facility with a syndicate of banks. On October 31, 2007, Schering-Plough drew Euro 1.1 billion ($1.6 billion) on this term loan to fund a portion of the purchase price for the OBS acquisition. See Note 2, “Acquisition,” for additional information. This term loan has a floating interest rate (5.06% and 4.95% weighted average rates for 2008 and 2007, respectively) and requires Schering-Plough to maintain a net debt to total capital ratio of no more than 65 percent through 2009 and 60 percent thereafter, in which net debt equals total debt less cash, cash equivalents, short-term investments and marketable securities and total capital equals the sum of total debt and total shareholders’ equity excluding the cumulative effect of acquired in-process research and development in connection with any acquisition consummated after the closing of the term loan. The term loan also generally restricts Schering-Plough from creating or assuming liens or entering into sale and leaseback transactions unless the aggregate outstanding indebtedness secured by any such liens and related to any such sale and leaseback transactions does not exceed 12 percent of consolidated net tangible assets. During 2008, Schering-Plough made early principal repayments of Euro 600 million. No prepayment penalty was incurred relating to these principal repayments.

In addition, Schering-Plough’s international subsidiaries had approximately $578 million available in unused lines of credit, most of which are uncommitted, from various financial institutions at December 31, 2008.

Aggregate Amount of Maturities

The aggregate amount of maturities for all long-term debt at December 31, 2008, for each of the next five years and thereafter are as follows:

	2009	2010	2011	2012	2013	Thereafter
	(Dollars in millions)

Long-term debt	—	$703	$19	$720	$1,253	$5,236

Credit Facilities

On August 9, 2007, Schering-Plough entered into a $2.0 billion revolving credit agreement with a syndicate of banks and terminated its $1.5 billion credit facility that was to mature in May 2009. This credit facility has a floating interest rate, matures in August 2012 and requires Schering-Plough to maintain a net debt to total capital ratio of no more than 65 percent through 2009 and 60 percent thereafter, in which net debt equals total debt less cash, cash equivalents, short-term investments and marketable securities and total capital equals the sum of total debt and total shareholders’ equity excluding the cumulative effect of acquired in-process research and development in connection with any acquisition consummated after the closing of the credit facility. The credit facility also generally restricts Schering-Plough from creating or assuming liens or entering into sale and leaseback transactions unless the aggregate outstanding indebtedness secured by any such liens and related to any such sale and leaseback transactions does not exceed 12 percent of consolidated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

net tangible assets. This credit line is available for general corporate purposes and is considered as support to Schering-Plough’s commercial paper borrowings. Borrowings under this credit facility may be drawn by the U.S. parent company or by its wholly-owned international subsidiaries when accompanied by a parent guarantee. This facility does not require compensating balances, however, a nominal commitment fee is paid. As of December 31, 2008 and 2007, no borrowings were outstanding under this facility.

Other Commitments

Total rent expense amounted to $258 million, $156 million and $118 million in 2008, 2007 and 2006, respectively. Future annual minimum rental commitments in the next five years on non-cancelable operating leases as of December 31, 2008, are as follows: 2009, $165 million; 2010, $130 million; 2011, $88 million; 2012, $55 million; and 2013, $44 million, with aggregate minimum lease obligations of $76 million due thereafter.

At December 31, 2008, Schering-Plough has commitments totaling $106 million and $1 million related to capital expenditures to be made in 2009 and 2010, respectively.

16.	FINANCIAL INSTRUMENTS

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

During 2007, as part of an overall risk management strategy and in consideration of various preliminary financing scenarios associated with the acquisition of OBS, Schering-Plough purchased euro-denominated currency options to mitigate its exposure in the event there was a significant strengthening in the Euro as compared to the U.S. Dollar. Schering-Plough purchased the options for aggregate premiums of approximately $165 million and received proceeds of $675 million upon the termination of these options, resulting in a net realized gain of $510 million. These derivatives did not qualify for hedge accounting in accordance with SFAS 133. Accordingly, the gain on these derivatives was recognized in the Statement of Consolidated Operations. These derivatives were short-term (trading) in nature and did not hedge a specific financing or investment transaction. Accordingly, the cash impacts of these derivatives were classified as operating cash

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

flows in the Statement of Consolidated Cash Flows. See Note 7, “Other (Income)/Expense, Net.” As of December 31, 2008 and 2007, there were no open foreign currency option contracts.

During 2007, Schering-Plough executed a series of interest rate swaps in anticipation of financing the acquisition of OBS. The objective of the swaps was to hedge the interest rate payments to be made on future issuances of debt. As such, the swaps were designated as cash flow hedges of future interest payments, and in accordance with SFAS 133, the effective portion of the gains or losses on the hedges are reported in other comprehensive income, and any ineffective portion was reported in operations. In connection with the euro-denominated debt issuances as described in Note 15, “Borrowings and Other Commitments,” portions of the swaps were deemed ineffective, and Schering-Plough recognized a $7 million loss in the Statement of Consolidated Operations. The effective portion of the swaps of $12 million were recorded in other comprehensive income in 2007 and is being recognized as interest expense over the life of the related debt. The cash flows related to these interest rate swaps were classified as operating cash flows in the Statement of Consolidated Cash Flows. See Note 7, “Other Expense/(Income), Net.” As of December 31, 2008 and 2007, there were no open interest rate swaps.

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

Fair value of financial instruments

The table below presents the carrying values and estimated fair values for certain of Schering-Plough’s financial instruments at December 31, 2008 and 2007. Estimated fair values were determined based on market prices, where available, or dealer quotes. The carrying values of all other financial instruments, including cash and cash equivalents, approximated their estimated fair values at December 31, 2008 and 2007.

	2008		2007
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(Dollars in millions)

ASSETS:
Short-term investments	$5	$5	$32	$32
Long-term investments	157	157	200	200

LIABILITIES:
Short-term borrowings and current portion of long-term debt	$245	$245	$461	$461
Long-term debt	7,931	7,891	9,019	9,130

Long-term Investments

Long-term investments, which are included in other non-current assets, primarily consist of debt and equity securities held in non-qualified trusts to fund long-term employee benefit obligations. The long-term employee benefit obligations are included as liabilities in the Consolidated Balance Sheets. These assets can only be used to fund the related employee benefit obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	FAIR VALUE MEASUREMENTS

Schering-Plough’s Consolidated Balance Sheet at December 31, 2008, includes the following assets and liabilities that are measured at fair value on a recurring basis:

		Quoted Prices
		in Active Markets
	Total	for Identical	Significant	Significant
	Fair Value at	Assets and	Other Observable	Unobservable
	December 31,	Liabilities	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
	(Dollars in millions)

Assets
Securities held for employee compensation	$107	$107	$—	$—
Other	18	5	13	—

Total assets	$125	$112	$13	$—

Liabilities
Foreign currency exchange contract	3	—	3	—

Total liabilities	$3	$—	$3	$—

The majority of Schering-Plough’s assets and liabilities measured at fair value on a recurring basis are measured using unadjusted quoted prices in active markets for identical items (Level 1) as inputs, multiplied by the number of units held at the balance sheet date. As of December 31, 2008, assets and liabilities with fair values measured using significant other observable inputs (Level 2) include measurements using quoted prices for identical items in markets that are not active and measurements using inputs that are derived principally from or corroborated by observable market data.

18.	SHAREHOLDERS’ EQUITY

Preferred Shares

As of December 31, 2008, Schering-Plough has authorized 50,000,000 shares of preferred stock that consists of 11,500,000 preferred shares designated as 6 percent Mandatory Convertible Preferred Stock and 38,500,000 preferred shares whose designations have not yet been determined. As of December 31, 2008, 10,000,000 of the shares of 6 percent Mandatory Convertible Preferred Stock are issued and outstanding.

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

Each share of the 2007 Preferred Stock will automatically convert into between 7.4206 and 9.0909 common shares of Schering-Plough depending on the average closing price of Schering-Plough’s common shares over the 20 trading day period ending on the third trading day prior to the mandatory conversion date of August 13, 2010, as defined in the prospectus. The preferred shareholders may elect to convert at any time prior to August 13, 2010, at the minimum conversion ratio of 7.4206 common shares per share of the 2007 Preferred Stock. Additionally, if at any time prior to the mandatory conversion date the closing price of Schering-Plough’s common shares exceeds $50.53 (for at least 20 trading days within a period of 30 consecutive trading days), Schering-Plough may elect to cause the conversion of all, but not less than all, of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the 2007 Preferred Stock then outstanding at the same minimum conversion ratio of 7.4206 common shares for each share of 2007 Preferred Stock. These shares have a liquidation preference of $250 per share, plus an amount equal to the sum of all accrued cumulated and unpaid dividends.

The 2007 Preferred Stock accrues dividends at an annual rate of 6 percent on shares outstanding. The dividends are cumulative from the date of issuance, and, to the extent Schering-Plough is legally permitted to pay dividends and the Board of Directors declares a dividend payable, Schering-Plough will pay dividends on each dividend payment date. The dividend payment dates are February 15, May 15, August 15 and November 15 of each year, with the first dividend to be paid on November 15, 2007.

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

A summary of treasury share transactions for the years ended December 31 is as follows:

	2008	2007	2006
	(Shares in millions)

Share balance at January 1	490	547	550
Issuance of common shares	—	(57)	—
Stock incentive plans activities	2	—	(3)

Share balance at December 31	492	490	547

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

Effective September 17, 2007, the Board of Directors of Schering-Plough adopted an amended and restated certificate of incorporation, reflecting both the automatic conversion of the 2004 Preferred Stock issued into shares of common stock on September 14, 2007, and the terms of the 2007 Preferred Stock.

19.	INSURANCE COVERAGE

Schering-Plough maintains insurance coverage with such deductibles and self-insurance as management believes adequate for its needs under current circumstances. Such coverage reflects market conditions (including cost and availability) existing at the time it is written, and the relationship of insurance coverage to self-insurance varies accordingly. Schering-Plough self-insures substantially all of its risk as it relates to products’ liability, as the availability of commercial insurance has become more restrictive. Schering-Plough continually assesses the best way to provide for its insurance needs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	SEGMENT INFORMATION

Schering-Plough has three reportable segments: Prescription Pharmaceuticals, Animal Health and Consumer Health Care. The segment sales and profit/(loss) data that follow are consistent with Schering-Plough’s current management reporting structure. The Prescription Pharmaceuticals segment discovers, develops, manufactures and markets human pharmaceutical products. The Animal Health segment discovers, develops, manufactures and markets animal health products. The Consumer Health Care segment develops, manufactures and markets over-the-counter, foot care and sun care products, primarily in the U.S.

Net Sales by Major Product and by Segment:

	2008	2007	2006
	(Dollars in millions)

PRESCRIPTION PHARMACEUTICALS	$14,253	$10,173	$8,561
REMICADE	2,118	1,648	1,240
NASONEX	1,155	1,092	944
TEMODAR	1,002	861	703
PEGINTRON	914	911	837
CLARINEX/AERIUS	790	799	722
FOLLISTIM/PUREGON(1)	577	57	—
NUVARING(1)	440	45	—
CLARITIN Rx	425	391	356
AVELOX	376	384	304
INTEGRILIN	314	332	329
CAELYX	297	257	206
REBETOL	260	277	311
ZEMURON(1)	253	25	—
REMERON(1)	239	33	—
INTRON A	234	233	237
SUBUTEX/SUBOXONE	230	220	203
ASMANEX	180	162	103
Other Pharmaceutical	4,449	2,446	2,066
ANIMAL HEALTH	2,973	1,251	910
CONSUMER HEALTH CARE	1,276	1,266	1,123
OTC	680	682	558
Foot Care	357	345	343
Sun Care	239	239	222

CONSOLIDATED NET SALES	$18,502	$12,690	$10,594

(1)	Products acquired in OBS acquisition on November 19, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Sales by Geographic Area:

	2008	2007	2006
	(Dollars in millions)

United States	$5,556	$4,597	$4,192
Europe and Canada	8,903	5,500	4,403
Latin America	1,987	1,359	990
Asia Pacific	2,056	1,234	1,009

Consolidated net sales	$18,502	$12,690	$10,594

Schering-Plough has subsidiaries in more than 55 countries outside the U.S. Net sales are presented in the geographic area in which Schering-Plough’s customers are located. The following foreign countries accounted for 5 percent or more of consolidated net sales during any of the past three years:

	2008		2007		2006
		% of		% of		% of
		Consolidated		Consolidated		Consolidated
	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales
			(Dollars in millions)

Total International net sales	$12,946	70%	$8,093	64%	$6,402	60%

France	1,369	7%	965	8%	809	8%
Japan	1,008	5%	709	6%	669	6%
Germany	835	5%	473	4%	408	4%
Canada	774	4%	578	5%	478	5%

Net sales by customer:

Sales to a single customer that accounted for 10 percent or more of Schering-Plough’s consolidated net sales during the past three years are as follows:

	2008		2007		2006
		% of		% of		% of
		Consolidated		Consolidated		Consolidated
	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales
			(Dollars in millions)

McKesson Corporation	$1,923	10%	$1,526	12%	$1,159	11%
Cardinal Health	1,168	6%	1,196	9%	1,019	10%

Profit/(Loss) by segment

	Year Ended December 31,
	2008(1)	2007(2)	2006
	(Dollars in millions)

Prescription Pharmaceuticals	$2,725	$(1,206)	$1,394
Animal Health(3)	186	(582)	120
Consumer Health Care	271	275	228
Corporate and other (including net interest (expense)/income of ($465) million, $150 million and $125 million in 2008, 2007 and 2006, respectively	(1,133)	298	(259)

Consolidated profit/(loss) before tax and cumulative effect of a change in accounting principle	$2,049	$(1,215)	$1,483

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	In 2008, the Prescription Pharmaceuticals segment’s profit includes charges arising from purchase accounting items of $808 million. In 2008, the Animal Health segment’s profit includes charges arising from purchase accounting items of $641 million.

(2)	In 2007, the Prescription Pharmaceuticals segment’s loss includes $3.4 billion of purchase accounting items, including acquired in-process research and development of $3.2 billion. In 2007, the Animal Health segment’s loss includes $721 million of purchase accounting items, including acquired in-process research and development of $600 million.

(3)	In 2008, the profits of the Animal Health segment include the gain on sale of certain Animal Health products of $160 million.

Schering-Plough’s net sales do not include sales of VYTORIN and ZETIA, which are managed in the joint venture with Merck, as Schering-Plough accounts for this joint venture under the equity method of accounting (see Note 5, “Equity Income,” for additional information). The Prescription Pharmaceuticals segment includes equity income from the Merck/Schering-Plough joint venture.

“Corporate and other” includes interest income and expense, foreign exchange gains and losses, currency option gains, headquarters expenses, special charges and other miscellaneous items. The accounting policies used for segment reporting are the same as those described in Note 1, “Summary of Significant Accounting Policies.”

In 2008, “Corporate and other” includes special and acquisition-related charges of $329 million, comprised of $54 million of integration-related costs and $275 million of employee termination costs related to the Productivity Transformation Program which includes the ongoing integration of OBS. It is estimated the charges relate to the reportable segments as follows: Prescription Pharmaceuticals — $230 million, Animal Health — $30 million, Consumer Health Care — $2 million and Corporate and other — $67 million.

In 2007, “Corporate and other” includes special and acquisition-related charges of $84 million, comprised of $61 million of integration-related costs for the OBS acquisition and $23 million of employee termination costs as part of integration activities. It is estimated the charges relate to the reportable segments as follows: Prescription Pharmaceuticals — $27 million, Animal Health — $11 million and Corporate and other — $46 million.

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

See Note 3, “Special and Acquisition-Related Charges and Manufacturing Streamlining,” for additional information.

Supplemental sales information:

Sales of products comprising 10 percent or more of Schering-Plough’s U.S. or international sales for the year ended December 31, 2008, were as follows:

		Percentage
		of applicable
	Amount	sales
	(Dollars in millions)

U.S.
NASONEX	$644	12%
International
REMICADE	$2,118	16%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-lived Assets by Geographic Location

	2008	2007	2006
	(Dollars in millions)

United States	$2,792	$2,863	$2,547
Netherlands	1,244	1,320	1
Ireland	689	719	488
Singapore	816	822	824
Other	1,572	1,599	804

Total	$7,113	$7,323	$4,664

Long-lived assets shown by geographic location are primarily property. The significant increase in long-lived assets as of December 31, 2007, is due to the OBS acquisition.

Schering-Plough does not disaggregate assets on a segment basis for internal management reporting and, therefore, such information is not presented.

21.  LEGAL, ENVIRONMENTAL AND REGULATORY MATTERS

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

Except for the matters discussed in the remainder of this Note, the recorded liabilities for contingencies at December 31, 2008, and the related expenses incurred during the year ended December 31, 2008, were not material. In the opinion of management, based on the advice of legal counsel, the ultimate outcome of these matters, except matters discussed in the remainder of this Note, is not expected to have a material impact on Schering-Plough’s consolidated results of operations, cash flows or financial condition.

Patent Matters

Intellectual property protection is critical to Schering-Plough’s ability to successfully commercialize its product innovations. The potential for litigation regarding Schering-Plough’s intellectual property rights always exists and may be initiated by third parties attempting to abridge Schering-Plough’s rights, as well as by Schering-Plough in protecting its rights.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Securities and Class Action Litigation

Federal Securities Litigation

Following Schering-Plough’s announcement that the FDA had been conducting inspections of Schering-Plough’s manufacturing facilities in New Jersey and Puerto Rico and had issued reports citing deficiencies concerning compliance with current Good Manufacturing Practices, several lawsuits were filed against Schering-Plough and certain named officers. These lawsuits allege that the defendants violated the federal securities law by allegedly failing to disclose material information and making material misstatements. Specifically, they allege that Schering-Plough failed to disclose an alleged serious risk that a new drug application for CLARINEX would be delayed as a result of these manufacturing issues, and they allege that Schering-Plough failed to disclose the alleged depth and severity of its manufacturing issues. These complaints were consolidated into one action in the U.S. District Court for the District of New Jersey, and a consolidated amended complaint was filed on October 11, 2001, purporting to represent a class of shareholders who purchased shares of Schering-Plough stock from May 9, 2000 through February 15, 2001. The complaint seeks compensatory damages on behalf of the class. The Court certified the shareholder class on October 10, 2003. Notice of pendency of the class action was sent to members of that class in July 2007. On February 18, 2009 the Court signed an order preliminarily approving a settlement agreement. The proposed settlement agreement is scheduled to be presented for final approval at a hearing on June 1, 2009.

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

K-DUR Antitrust Litigation

Schering-Plough had settled patent litigation with Upsher-Smith, Inc. (Upsher-Smith) and ESI Lederle, Inc. (Lederle) relating to generic versions of K-DUR, Schering-Plough’s long-acting potassium chloride product supplement used by cardiac patients, for which Lederle and Upsher Smith had filed Abbreviated New Drug Applications. Following the commencement of an FTC administrative proceeding alleging anti-competitive effects from those settlements (which has been resolved in Schering-Plough’s favor), alleged class action

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

suits were filed in federal and state courts on behalf of direct and indirect purchasers of K-DUR against Schering-Plough, Upsher-Smith and Lederle. These suits claim violations of federal and state antitrust laws, as well as other state statutory and common law causes of action. These suits seek unspecified damages. In February 2009, a special master recommended that the U.S. District Court for the District of New Jersey dismiss the class action lawsuits on summary judgment.

Third-party Payor Actions

Several purported class action litigations have been filed following the announcement of the settlement of the Massachusetts Investigation. Plaintiffs in these actions seek damages on behalf of third-party payors resulting from the allegations of off-label promotion and improper payments to physicians that were at issue in the Massachusetts Investigation.

Litigation and Investigations relating to the Merck/Schering-Plough Cholesterol Joint Venture

Background.  In January 2008, the Merck/Schering-Plough Cholesterol Joint Venture announced the results of the ENHANCE clinical trial (Effect of Combination Ezetimibe and High-Dose Simvastatin vs. Simvastatin Alone on the Atherosclerotic Process in Patients with Heterozygous Familial Hypercholesterolemia). In July 2008 the Merck/Schering-Plough Cholesterol Joint Venture announced the results of the SEAS clinical trial (Simvastatin and Ezetimibe in Aortic Stenosis). Litigation and investigations with respect to matters relating to these clinical trials are ongoing.

Schering-Plough is cooperating fully with the various investigations and responding to the requests for information, and Schering-Plough intends to vigorously defend the lawsuits that have been filed relating to the ENHANCE study.

Investigation and Inquiries.  As of February 27, 2009, Schering-Plough, the Joint Venture and/or its joint venture partner, Merck, received a number of governmental inquiries and have been the subject of a number of investigations relating to the ENHANCE clinical trial. These include several letters from Congress, including the Subcommittee on Oversight and Investigation of the House Committee on Energy and Commerce, and the ranking minority member of the Senate Finance Committee, collectively seeking a combination of witness interviews, documents and information on a variety of issues related to the Merck/Schering-Plough Cholesterol Joint Venture’s ENHANCE clinical trial. These also include several subpoenas from state officials, including State Attorneys General, and requests for information from U.S. Attorneys and the Department of Justice seeking similar information and documents. In addition, Schering-Plough received letters from the Subcommittee on Oversight and Investigations of the House Committee on Energy and Commerce seeking certain information and documents related to the SEAS clinical trial and other matters. Schering-Plough, Merck and the Joint Venture are cooperating with these investigations and responding to the inquiries.

In January 2008, after the initial release of ENHANCE data, the FDA stated that it would review the results of the ENHANCE trial. On January 8, 2009 the FDA announced the results of its review. The FDA stated that following two years of treatment,

•	Carotid artery thickness increased by 0.011 mm in the VYTORIN group and by 0.006 mm in the simvastatin group. The difference in the changes in carotid artery thickness between the two groups was not statistically significant.

•	The levels of LDL cholesterol decreased by 56% in the VYTORIN group and decreased by 39% in the simvastatin group. The difference in the reductions in LDL cholesterol between the two groups was statistically significant.

The FDA also stated that the results from ENHANCE do not change its position that an elevated LDL cholesterol is a risk factor for cardiovascular disease and that lowering LDL cholesterol reduces the risk for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cardiovascular disease. The FDA also stated that pending the results of the IMPROVE-IT clinical trial, patients should not stop taking VYTORIN or other cholesterol lowering medications and should talk to their doctors if they have any questions.

Litigation.  Schering-Plough continues to respond to existing and new litigation, including civil class action lawsuits alleging common law and state consumer fraud claims in connection with Schering-Plough’s sale and promotion of the Merck/Schering-Plough joint-venture products’ VYTORIN and ZETIA; several putative shareholder securities class action lawsuits (where several officers are also named defendants) alleging false and misleading statements and omissions by Schering-Plough and its representatives related to the timing of disclosures concerning the ENHANCE results, allegedly in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934; a putative shareholder securities class action lawsuit (where several officers and directors are also named), alleging material misstatements and omissions related to the ENHANCE results in the offering documents in connection with Schering-Plough’s 2007 securities offerings, allegedly in violation of the Securities Act of 1933, including Section 11; several putative class action suits alleging that Schering-Plough and certain officers and directors breached their fiduciary duties under ERISA and seeking damages in the amount of losses allegedly suffered by the Plans; a Shareholder Derivative Action alleging that the Board of Directors breached its fiduciary obligations relating to the timing of the release of the ENHANCE results; and a letter on behalf of a single shareholder requesting that the Board of Directors investigate the allegations in the litigation described above and, if warranted, bring any appropriate legal action on behalf of Schering-Plough.

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

Pending Administrative Obligations

In connection with the settlement of an investigation with the U.S. Department of Justice and the U.S. Attorney’s Office for the Eastern District of Pennsylvania, Schering-Plough entered into a five-year corporate integrity agreement (CIA). The CIA was amended in August 2006 in connection with the settlement of the Massachusetts Investigation, commencing a new five-year term. Failure to comply with the obligations under the CIA could result in financial penalties. To date, Schering-Plough believes it has complied with its obligations.

Other Matters

Products Liability

Beginning in May 2007, a number of complaints were filed in various jurisdictions asserting claims against Organon USA, Inc., Organon Pharmaceuticals USA, Inc., Organon International (Organon), and Schering-Plough Corporation arising from Organon’s marketing and sale of NUVARING, a combined hormonal contraceptive vaginal ring. The plaintiffs contend that Organon and Schering-Plough failed to adequately warn of the alleged increased risk of venous thromboembolism (VTE) posed by NUVARING, and/or downplayed the risk of VTE. The plaintiffs seek damages for injuries allegedly sustained from their product use, including some alleged deaths, heart attacks and strokes. The majority of the cases are currently pending in a federal Multidistrict litigation venued in Missouri and in New Jersey state court. Other cases are pending in other states.

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

In April 2007, the competitor also requested interim relief, a portion of which was granted by the French competition authority in December 2007. The interim relief required Schering-Plough’s French subsidiary to publish in two specialized newspapers information including that the generic has the same quantitative and qualitative composition and the same pharmaceutical form as, and is substitutable for, SUBUTEX. In February 2008, the Paris Court of Appeal confirmed the decision of the French competition authority. In January 2009, the French Supreme Court confirmed the decision of the French competition authority.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Schering-Plough Corporation

We have audited the accompanying consolidated balance sheets of Schering-Plough Corporation and subsidiaries (the “Company”) at December 31, 2008 and 2007, and the related statements of consolidated operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15, Schedule II. Valuation and Qualifying Accounts. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Schering-Plough Corporation and subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 9 to the consolidated financial statements, effective December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. As discussed in Note 1 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting at December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Parsippany, New Jersey
February 27, 2009

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

QUARTERLY DATA (UNAUDITED)

	Three Months Ended
	March 31		June 30		September 30		December 31
	2008	2007	2008	2007	2008	2007	2008	2007
			(Dollars in millions, except per share figures)

Net sales	$4,657	$2,975	$4,921	$3,178	$4,576	$2,812	$4,348	$3,724
Cost of sales	2,137	937	1,908	977	1,737	925	1,525	1,566

Gross margin	2,520	2,038	3,013	2,201	2,839	1,887	2,823	2,158

Selling, general and administrative	1,676	1,213	1,870	1,358	1,660	1,262	1,615	1,634
Research and development	880	707	906	696	893	669	850	855
Acquired in-process research and development	—	—	—	—	—	—	—	3,754
Other (income)/expense, net	95	(48)	134	(16)	(39)	(390)	146	(231)
Special charges and acquisition-related charges	23	1	94	11	101	20	111	52
Equity income from cholesterol joint venture	(517)	(487)	(493)	(490)	(434)	(506)	(426)	(566)

Income/(loss) before income taxes	363	652	502	642	658	832	527	(3,340)
Income tax expense	49	87	40	103	44	82	13	(14)

Net income/(loss)	$314	$565	$462	$539	$614	$750	$514	$(3,326)

Dividends on preferred shares	38	22	38	22	38	37	38	38

Net income/(loss) available to common shareholders	$276	$543	$424	$517	$576	$713	$476	$(3,364)

Diluted earnings/(loss) per common share	$0.17	$0.36	$0.26	$0.34	$0.35	$0.45	$0.29	$(2.08)
Basic earnings/(loss) per common share:	$0.17	$0.37	$0.26	$0.35	$0.36	$0.46	$0.29	$(2.08)
Dividends per common share	0.065	0.065	0.065	0.065	0.065	0.065	0.065	0.065
Common share prices:
High	27.73	25.51	20.72	33.34	22.32	32.83	18.48	32.94
Low	14.41	22.75	13.86	25.42	17.51	27.26	12.76	26.20
Average shares outstanding for diluted EPS (in millions)	1,637	1,571	1,632	1,587	1,636	1,622	1,634	1,621
Average shares outstanding for basic EPS (in millions)	1,621	1,489	1,624	1,496	1,626	1,620	1,626	1,621

In completing the final analysis of results for 2008, Schering-Plough determined that certain income tax effects relating to the accounting for the purchase of OBS reflected an overstatement of income tax expense during each of the first three quarterly periods of 2008, totaling $74 million. Accordingly, Schering-Plough has revised the quarterly information included above. This change results in a reduction of income tax expense, and a corresponding increase in net income and net income available to common shareholders, along with associated per share amounts. The revisions to tax expense, net income, and net income available to common shareholders in 2008, reflected in the table above, were $23 million for the first quarter, $26 million for the second quarter and $25 million for the third quarter.

Operating results for the three month period ended December 31, 2007 reflects the closing of the OBS acquisition on November 19, 2007, including the impacts of purchase accounting in accordance with SFAS No. 141, “Business Combinations.”

Diluted earnings per common share for the three month period ended September 30, 2007, is calculated using a numerator of $731 million, which is the arithmetic sum of net income available to common shareholders of $713 million plus dividends of $18 million related to the 2004 preferred stock which are dilutive, and a denominator of 1,622 which represents the average diluted shares outstanding for the third quarter of 2007.

See Note 3, “Special and Acquisition-Related Charges and Manufacturing Changes,” to the Consolidated Financial Statements for additional information relating to special and acquisition-related charges.

Schering-Plough’s approximate number of holders of record of common shares as of January 31, 2009 was 33,252.

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

As part of the changing business environment in which Schering-Plough operates, Schering-Plough is replacing and upgrading a number of information systems, and commencing in the first quarter of 2008, integrating the Organon BioSciences N.V. human and animal health businesses. The overall integration process will be ongoing for several years.

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

Schering-Plough’s Management assessed the effectiveness of Schering-Plough’s internal control over financial reporting as of December 31, 2008. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment, Management believes that, as of December 31, 2008, Schering-Plough’s internal control over financial reporting is effective.

Schering-Plough’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the effectiveness of Schering-Plough’s internal control over financial reporting. Their report follows.

Item 9B.	Other Information

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Schering-Plough Corporation

We have audited the internal control over financial reporting of Schering-Plough Corporation and subsidiaries (the “Company”) at December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting at December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule at and for the year ended December 31, 2008, of the Company and our report dated February 27, 2009, expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, and Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
February 27, 2009

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning Directors and nominees for Directors is incorporated by reference to “Proposal One: Election of Directors for a One-Year Term” in Schering-Plough’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

Information concerning executive officers is included in Part I of this filing under the caption “Executive Officers of the Registrant.”

Information concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference to “Section 16(a) Beneficial Ownership Reporting Compliance” in Schering-Plough’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

Information concerning the audit committee and the audit committee financial expert is incorporated by reference to “Information About the Audit Committee of the Board of Directors and Its Practices” and “Audit Committee Report” in Schering-Plough’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

Schering-Plough has adopted a code of business conduct and ethics, the Standards of Global Business Practices, applicable to all employees, including the chief executive officer, chief financial officer and controller. Schering-Plough’s Standards of Global Business Practices are available in the Investor Relations section of Schering-Plough’s web site at www.schering-plough.com. In addition, a written copy of the materials will be provided at no charge by writing to: Office of the Corporate Secretary, Schering-Plough Corporation, 2000 Galloping Hill Road, Mail Stop: K-1-4-4525, Kenilworth, New Jersey 07033. Schering-Plough intends to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Standards of Global Business Practices by posting such information on its web site at the address specified above.

Item 11.	Executive Compensation

Information concerning executive compensation is incorporated by reference to “Executive Compensation” in Schering-Plough’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated by reference to “Stock Ownership” in Schering-Plough’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

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

	Column A			Column C
	Number of Securities			Number of Securities
	To be Issued		Column B	Remaining Available for
	Upon Exercise of		***	Future Issuance Under
	Outstanding		Weighted-Average	Equity Compensation
	Options, Awards,		Exercise Price of	Plans (Excluding Securities
Plan Category	Warrants and Rights		Outstanding Options	Reflected in Column A)

Equity compensation plans approved by security holders
1992 Stock Incentive Plan	—		N/A
1997 Stock Incentive Plan	22,500,381		$42.15
2002 Stock Incentive Plan	31,428,086		$18.67
2006 Stock Incentive Plan	48,854,493	**	$23.21	42,581,452
Directors Compensation Plan	N/A		N/A	951,060
Equity compensation plans not approved by security holders
Schering-Plough (Ireland) Approved Profit Sharing Scheme*	N/A		N/A		*
Organon (Ireland) Limited Employee Share Participation Scheme*	N/A		N/A		*
Intervet (Ireland) Limited Employee Share Participation Scheme*	N/A		N/A		*
Total	102,782,960		$26.25	43,532,512

*	The Plans permit eligible employees who work for certain Schering-Plough Irish subsidiaries to enjoy tax advantages by having some or all of their annual bonus and an amount varying between 1 percent and up to 7.5 percent of their pay passed to a trustee. The trustee purchases shares of common stock in the open market and allocates the shares to the employees’ accounts. No more than Euro 12,700 may be deferred in a year by an employee. Employees may not sell or withdraw shares allocated to their accounts for two to three years.

**	Includes 4,872,792 shares that may be issued pursuant to outstanding but unearned performance awards assuming such awards will be earned at their maximum levels. Any shares subject to these awards that remain unearned following completion of the applicable performance period will again be available for issuance under the plan.

***	The weighted average exercise price set forth in column (B) is calculated excluding the performance awards described above or any deferred stock units granted under the plan as recipients are not required to pay an exercise price to receive the shares subject to these awards.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions is incorporated by reference to “Certain Transactions” and “Procedures for Related Party Transactions and Director Independence Assessments” in Schering-Plough’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

Information concerning director independence is incorporated by reference to “Director Independence” in Schering-Plough’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

Item 14.	Principal Accounting Fees and Services

Information concerning principal accountant fees and services is incorporated by reference to “Proposal Two: Ratify the Designation of Deloitte & Touche LLP to Audit Schering-Plough’s Books and Accounts for 2009” in Schering-Plough’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

Part IV

Item 15.	Exhibits Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) Financial Statements: The financial statements are set forth under Item 8 of this 10-K.

(2) Financial Statement Schedules:

Merck/Schering-Plough Cholesterol Partnership Combined Financial Statements

Schedules other than those listed above have been omitted because they are not applicable or not required.

(3) Index to Exhibits:

Unless otherwise indicated, all exhibits are part of Commission File Number 1-6571.

Exhibit
Number	Description	Location

3(a)	Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Schering-Plough’s 8-K filed September 18, 2007.
3(b)	Amended and Restated By-laws.	Incorporated by reference to Exhibit 3.2 to Schering-Plough’s 8-K filed March 5, 2008.
4(a)	Rights Agreement between Schering-Plough and the Bank of New York dated June 24, 1997.	Incorporated by reference to Exhibit 1 to Schering-Plough’s 8-A filed on June 30, 1997.
4(b)	Form of Participation Rights Agreement between Schering-Plough and the Chase Manhattan Bank (National Association) as Trustee.	Incorporated by reference to Exhibit 4.6 to Schering-Plough’s Registration Statement on Form S-4, Amendment No. 1, filed December 29, 1995. File No. 33-65107.
4(c)(i)	Indenture, dated November 26, 2003, between Schering-Plough and The Bank of New York as Trustee.	Incorporated by reference to Exhibit 4.1 to Schering-Plough’s 8-K filed November 28, 2003.
4(c)(ii)	First Supplemental Indenture (including Form of Note), dated November 26, 2003.	Incorporated by reference to Exhibit 4.2 to Schering-Plough’s 8-K filed November 28, 2003.
4(c)(iii)	Second Supplemental Indenture (including Form of Note), dated November 26, 2003.	Incorporated by reference to Exhibit 4.3 to Schering-Plough’s 8-K filed November 28, 2003.
4(c)(iv)	5.30% Global Senior Note, due 2013.	Incorporated by reference to Exhibit 4(c)(iv) to Schering-Plough’s 10-K for the year ended December 31, 2003.
4(c)(v)	6.50% Global Senior Note, due 2033.	Incorporated by reference to Exhibit 4(c)(v) to Schering-Plough’s 10-K for the year ended December 31, 2003.
4(c)(vi)	Third Supplemental Indenture (including Form of Note), dated September 17, 2007.	Incorporated by reference to Exhibit 4.1 to Schering-Plough’s 8-K filed September 17, 2007.
4(c)(vii)	Fourth Supplemental Indenture (including Form of Note), dated October 1, 2007.	Incorporated by reference to Exhibit 4.1 to Schering-Plough’s 8-K filed October 2, 2007.
10(a)	Directors Compensation Plan (as amended and restated effective June 1, 2006 with amendments through September 19, 2006).*	Incorporated by reference to Exhibit 10(h)(iii) to Schering-Plough’s 10-Q for the period ended September 30, 2006.
10(b)(i)	1997 Stock Incentive Plan.*	Incorporated by reference to Exhibit 10 to Schering-Plough’s 10-Q for the period ended September 30, 1997.
10(b)(ii)	Amendment to 1997 Stock Incentive Plan (effective February 22, 1999).*	Incorporated by reference to Exhibit 10(a) to Schering-Plough’s 10-Q for the period ended March 31, 1999.
10(b)(iii)	Amendment to the 1997 Stock Incentive Plan (effective February 25, 2003).*	Incorporated by reference to Exhibit 10(c) to Schering-Plough’s 10-K for the year ended December 31, 2002.
10(c)	2002 Stock Incentive Plan (as amended to February 25, 2003).*	Incorporated by reference to Exhibit 10(d) to Schering-Plough’s 10-K for the year ended December 31, 2002.

Exhibit
Number	Description	Location

10(d)	2006 Stock Incentive Plan (as amended and restated effective January 1, 2009)*	Attached.
10(e)(i)	Letter agreement dated November 4, 2003 between Robert Bertolini and Schering-Plough.*	Incorporated by reference to Exhibit 10(e)(iii) to Schering-Plough’s 10-K for the year ended December 31, 2003.
10(e)(ii)	Employment Agreement effective upon a change of control dated as of December 19, 2006 between Robert Bertolini and Schering-Plough Corporation.*	Incorporated by reference to Exhibit 99.1 to Schering-Plough’s 8-K filed December 21, 2006.
10(e)(iii)	Amendment to Letter Agreement and Employment Agreement between Schering-Plough Corporation and Robert J. Bertolini, dated December 9, 2008.*	Incorporated by reference to Exhibit 99.1 to Schering-Plough’s 8-K filed December 12, 2008.
10(e)(iv)	Employment Agreement dated as of May 12, 2003 between Carrie Cox and Schering-Plough.*	Incorporated by reference to Exhibit 99.6 to Schering-Plough’s 8-K filed May 13, 2003.
10(e)(v)	Amendment to Employment Agreement between Schering-Plough Corporation and Carrie S. Cox, dated December 9, 2008.*	Incorporated by reference to Exhibit 99.2 to Schering-Plough’s 8-K filed December 12, 2008.
10(e)(vi)	Employment Agreement dated as of April 20, 2003 between Fred Hassan and Schering-Plough.*	Incorporated by reference to Exhibit 99.2 to Schering-Plough’s 8-K filed April 21, 2003.
10(e)(vii)	Amendment to Employment Agreement between Schering-Plough Corporation and Fred Hassan, dated December 9, 2008.*	Incorporated by reference to Exhibit 99.3 to Schering-Plough’s 8-K filed December 12, 2008.
10(e)(viii)	Employment Agreement dated as of December 19, 2006 between Thomas P. Koestler, Ph.D. and Schering-Plough.*	Incorporated by reference to Exhibit 10(e)(v) to Schering-Plough’s 10-K for the year ended December 31, 2006.
10(e)(ix)	Amendment to Employment Agreement between Schering-Plough Corporation and Thomas P. Koestler, dated December 9, 2008.*	Incorporated by reference to Exhibit 99.4 to Schering-Plough’s 8-K filed December 12, 2008.
10(e)(x)	Letter agreement dated March 11, 2004 between Thomas J. Sabatino, Jr. and Schering-Plough.*	Incorporated by reference to Exhibit 10 to Schering-Plough’s 10-Q for the period ended March 31, 2004.
10(e)(xi)	Employment Agreement effective upon a change of control dated as of April 15, 2004 between Thomas J. Sabatino, Jr. and Schering-Plough.*	Incorporated by reference to Exhibit 10(e)(viii) to Schering-Plough’s 10-K for the year ended December 31, 2006.
10(e)(xii)	Amendment to Letter Agreement and Employment Agreement between Schering-Plough Corporation and Thomas J. Sabatino, Jr., dated December 9, 2008.*	Incorporated by reference to Exhibit 99.5 to Schering-Plough’s 8-K filed December 12, 2008.
10(e)(xiii)	Employment Agreement dated as of December 19, 2006 between Brent Saunders and Schering-Plough.*	Incorporated by reference to Exhibit 10(e)(viii) to Schering-Plough’s 10-K for the year ended December 31, 2007.
10(e)(xiv)	Amendment to Employment Agreement between Schering-Plough Corporation and Brent Saunders, dated December 9, 2008.*	Incorporated by reference to Exhibit 99.6 to Schering-Plough’s 8-K filed December 12, 2008.

Exhibit
Number	Description	Location

10(e)(xv)	Form of employment agreement effective upon a change of control between Schering-Plough and certain executives for new agreements beginning in January 1, 2008.*	Attached
10(f)	Operations Management Team Incentive Plan (as amended and restated effective June 26, 2006).*	Incorporated by reference to Exhibit 10(m)(ii) to Schering-Plough’s 10-Q for the period ended September 30, 2006.
10(g)	Cash Long-Term Incentive Plan (as amended and restated effective January 24, 2005).*	Incorporated by reference to Exhibit 10(n) to Schering-Plough’s 10-K for the year ended December 31, 2004.
10(h)	Long-Term Performance Share Unit Incentive Plan (as amended and restated effective January 24, 2005).*	Incorporated by reference to Exhibit 10(o) to Schering-Plough’s 10-K for the year ended December 31, 2004.
10(i)	Transformational Performance Contingent Shares Program.*	Incorporated by reference to Exhibit 10(p) to Schering-Plough’s 10-K for the year ended December 31, 2003.
10(j)	Severance Benefit Plan (as amended and restated effective January 1, 2008).*	Incorporated by reference to Exhibit 10(e)(viii) to Schering-Plough’s 10-K for the year ended December 31, 2007.
10(k)	Savings Advantage Plan (as amended and restated effective January 1, 2008).*	Attached
10(l)	Supplemental Executive Retirement Plan (amended and restated to January 1, 2008).*	Attached.
10(m)	Retirement Benefits Equalization Plan (as amended and restated as of January 1, 2008).*	Attached.
10(n)	Executive Incentive Plan (as amended and restated to October 1, 2000).*	Incorporated by reference to Exhibit 10(a)(i) to Schering-Plough’s 10-K for the year ended December 31, 2000.
10(o)	Deferred Compensation Plan (as amended and restated to October 1, 2000).*	Incorporated by reference to Exhibit 10(i) to Schering-Plough’s 10-K for the year ended December 31, 2000.
10(p)	Amended and Restated Defined Contribution Trust.*	Incorporated by reference to Exhibit 10(a)(ii) to Schering-Plough’s 10-K for the year ended December 31, 2000.
10(q)	Amended and Restated SERP Rabbi Trust Agreement.*	Incorporated by reference to Exhibit 10(g) to Schering-Plough’s 10-K for the year ended December 31, 1998.
10(r)	Cholesterol Governance Agreement, dated as of May 22, 2000, by and among Schering-Plough, Merck & Co., Inc. and the other parties signatory thereto.†	Incorporated by reference to Exhibit 99.2 to Schering-Plough’s 8-K dated October 21, 2002.
10(s)	First Amendment to the Cholesterol Governance Agreement, dated as of December 18, 2001, by and among Schering-Plough, Merck & Co., Inc. and the other parties signatory thereto.†	Incorporated by reference to Exhibit 99.3 to Schering-Plough’s 8-K filed October 21, 2002.
10(t)	Master Agreement, dated as of December 18, 2001, by and among Schering-Plough, Merck & Co., Inc. and the other parties signatory thereto.†	Incorporated by reference to Exhibit 99.4 to Schering-Plough’s 8-K filed October 21, 2002.

Exhibit
Number	Description	Location

10(u)	Letter Agreement dated April 14, 2003 relating to Consent Decree.	Incorporated by reference to Exhibit 99.3 to Schering-Plough’s 10-Q for the period ended March 31, 2003.
10(v)	Distribution agreement between Schering-Plough and Centocor, Inc., dated April 3, 1998.†	Incorporated by reference to Exhibit 10(u) to Schering-Plough’s Amended 10-K for the year ended December 31, 2003, filed May 3, 2004.
10(w)	Amendment Agreement to the Distribution Agreement between Centocor, Inc., CAN Development, LLC, and Schering-Plough (Ireland) Company.†	Incorporated by reference to Exhibit 10.1 to Schering-Plough’s 8-K filed December 21, 2007.
10(x)	Share Purchase Agreement between Akzo Nobel N.V., Schering-Plough International C.V., and Schering-Plough Corporation.	Incorporated by reference to Exhibit 10.1 to Schering-Plough’s 8-K filed October 2, 2007.
12	Computation of Ratio of Earnings to Fixed Charges.	Attached.
14	Standards of Global Business Practices (covers all employees, including Senior Financial Officers).	Incorporated by reference to Exhibit 14 to Schering-Plough’s 8-K filed September 30, 2004.
21	Subsidiaries of the registrant.	Attached.
23.1	Consent of Independent Registered Public Accounting Firm.	Attached.
23.2	Independent Auditors’ Consent.	Attached.
24	Power of attorney.	Attached.
31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chairman of the Board and Chief Executive Officer.	Attached.
31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification for Executive Vice President and Chief Financial Officer.	Attached.
32.1	Sarbanes-Oxley Act of 2002, Section 906 Certification for Chairman of the Board and Chief Executive Officer.	Attached.
32.2	Sarbanes-Oxley Act of 2002, Section 906 Certification for Executive Vice President and Chief Financial Officer.	Attached.

*	Compensatory plan, contract or arrangement.

†	Certain portions of the exhibit have been omitted pursuant to a request for confidential treatment. The non-public information has been filed separately with the Securities and Exchange Commission pursuant to rule 24b-2 under the Securities Exchange Act of 1934, as amended.

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

Date: February 27, 2009

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

Date: February 27, 2009

Merck/Schering-Plough Cholesterol Partnership

Combined Statements of Net Sales and Contractual Expenses

	Years Ended December 31,
	2008	2007	2006
	(Dollars in millions)

Net sales	$4,561	$5,186	$3,884

Cost of sales	176	216	179
Selling, general and administrative	1,062	1,151	1,056
Research and development	168	156	161

	1,406	1,523	1,396

Income from operations	$3,155	$3,663	$2,488

The accompanying notes are an integral part of these combined financial statements.

Merck/Schering-Plough Cholesterol Partnership

Combined Balance Sheets

	December 31,
	2008	2007
	(Dollars in millions)

Assets
Cash and cash equivalents	$204	$491
Accounts receivable, net	311	402
Inventories	79	105
Prepaid expenses and other assets	14	16

Total assets	$608	$1,014

Liabilities and Partners’ Capital
Rebates payable	$263	$377
Payable to Merck, net	81	119
Payable to Schering-Plough, net	100	115
Accrued expenses and other liabilities	44	45

Total liabilities	488	656
Commitments and contingent liabilities (notes 3 and 5)
Partners’ capital	120	358

Total liabilities and Partners’ capital	$608	$1,014

The accompanying notes are an integral part of these combined financial statements.

Merck/Schering-Plough Cholesterol Partnership

Combined Statements of Cash Flows

	Years Ended December 31,
	2008	2007	2006
	(Dollars in millions)

Operating Activities:
Income from operations	$3,155	$3,663	$2,488
Adjustments to reconcile income from operations to net cash provided by operating activities:
Accounts receivable, net	91	(109)	(63)
Inventories	26	(18)	(21)
Prepaid expenses and other assets	2	(2)	(1)
Rebates payable	(114)	106	151
Payable to Merck and Schering-Plough, net	(53)	1	(130)
Accrued expenses and other liabilities	(1)	38	5
Non-cash charges	68	60	52

Net cash provided by operating activities	3,174	3,739	2,481

Financing Activities:
Contributions from Partners	407	722	721
Distributions to Partners	(3,868)	(4,006)	(3,206)

Net cash used for financing activities	(3,461)	(3,284)	(2,485)

Net increase/(decrease) in cash and cash equivalents	(287)	455	(4)
Cash and cash equivalents, beginning of period	491	36	40

Cash and cash equivalents, end of period	$204	$491	$36

The accompanying notes are an integral part of these combined financial statements.

Merck/Schering-Plough Cholesterol Partnership

Combined Statements of Partners’ Capital (Deficit)

	Schering-
	Plough	Merck	Total
	(Dollars in millions)

Balance, January 1, 2006	$33	$(169)	$(136)
Contributions from Partners	344	429	773
Income from operations	1,273	1,215	2,488
Distributions to Partners	(1,648)	(1,558)	(3,206)

Balance, December 31, 2006	2	(83)	(81)
Contributions from Partners	276	506	782
Income from operations	1,831	1,832	3,663
Distributions to Partners	(1,944)	(2,062)	(4,006)

Balance, December 31, 2007	$165	$193	$358
Contributions from Partners	143	264	407
Income from operations	1,665	1,490	3,155
Distributions to Partners	(1,964)	(1,836)	(3,800)

Balance, December 31, 2008	$9	$111	$120

The accompanying notes are an integral part of these combined financial statements.

Merck/Schering-Plough Cholesterol Partnership

Notes to Combined Financial Statements

1.	Description of Business and Basis of Presentation

Description of Business

In May 2000, Merck & Co., Inc. (“Merck”) and Schering-Plough Corporation (“Schering-Plough”) (collectively the “Partners”) entered into agreements (the “Agreements”) to jointly develop and market in the United States, Schering-Plough’s then investigational cholesterol absorption inhibitor (“CAI”) ezetimibe (marketed today in the United States as ZETIA and as EZETROL in most other countries) (the “Cholesterol Collaboration”) and a fixed-combination tablet containing the active ingredients montelukast sodium and loratadine (the “Respiratory Collaboration”). Montelukast sodium, a leukotriene receptor antagonist, is sold by Merck as SINGULAIR and loratadine, an antihistamine, is sold by Schering-Plough as CLARITIN, both of which are indicated for the relief of symptoms of allergic rhinitis. The Respiratory Collaboration was terminated in 2008 in accordance with the applicable agreements, following the receipt of a not-approvable letter from the U.S. Food and Drug Administration (“FDA”) for the fixed-combination tablet.

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

VYTORIN and ZETIA were approved by the FDA in July 2004 and October 2002, respectively. Together, these products, whether marketed as VYTORIN, ZETIA or under other trademarks locally, are referred to as the “Cholesterol Products.”

Under the Cholesterol Collaboration Agreements, the Partners established jointly-owned, limited purpose legal entities based in Canada and the United States through which to carry out the contractual activities of the Partnership in these countries. An additional jointly-owned, limited purpose legal entity based in Singapore was established to own the rights to the intellectual property and to fund and oversee research and development and manufacturing activities of the Cholesterol Collaboration. In all other markets except Latin America, subsidiaries of Merck or Schering-Plough perform marketing activities for the Cholesterol Products under contract with the Partnership. These legal entity and subsidiary operations are collectively referred to as the “Combined Companies.” In Latin America, the Partnership sells directly to Schering-Plough and Merck’s Latin American subsidiaries and Schering-Plough and Merck compete against one another in the cholesterol market. Consequently, selling, promotion and distribution activities for the Cholesterol Products within Latin America are not included in the Combined Companies.

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

Merck/Schering-Plough Cholesterol Partnership

Notes to Combined Financial Statements — (Continued)

Partners that were not contemplated when the Cholesterol Collaboration Agreements were entered into but that were subsequently agreed to by both Partners. Agreed upon research and development expenses incurred by the Partners and invoiced to the Partnership are shared equally by the Partners, after adjusting for special allocations in the nature of milestones due to one of the Partners.

The Partnership’s future results of operations, financial position, and cash flows may differ materially from the historical results presented herein because of the risks and uncertainties related to the Partnership’s business. The Partnership’s future operating results and cash flows are dependent on the Cholesterol Products. Any events that adversely affect the market for those products could have a significant impact on the Partnership’s results of operations and cash flows. These events could include loss of patent protection, increased costs associated with manufacturing, increased competition from the introduction of new, more effective treatments, exclusion from government reimbursement programs, discontinuation or removal from the market of a product for safety or other reason, and the results of future clinical or outcomes studies (Note 5).

Basis of Presentation

The accompanying combined balance sheets and combined statements of net sales and contractual expenses, cash flows and partners’ capital (deficit) include the Cholesterol and Respiratory Collaboration activities of the Combined Companies. The Respiratory Collaboration activities primarily pertained to clinical development work and pre-launch marketing activities. Spending on respiratory-related activities ceased in 2008 following termination of the collaboration, and is not material to the income from operations in any of the years presented.

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

Under the Cholesterol Collaboration Agreements, certain activities are charged to the Partnership by the Partners based on contractually agreed upon allocations of Partner-incurred expenses as described below. In the opinion of management, any allocations of expenses described below are made on a basis that reasonably reflects the actual level of support provided. All other expenses are expenses of the Partners and are reflected in their separate consolidated financial statements.

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

•	Manufacturing costs and expenses — All contractually agreed upon manufacturing plant costs and expenses incurred by the Partners related to the manufacture of the Cholesterol products are included as Cost of sales in the accompanying combined statements of net sales and contractual expenses, including

Merck/Schering-Plough Cholesterol Partnership

Notes to Combined Financial Statements — (Continued)

direct production costs, certain production variances, expenses for plant services and administration, warehousing, distribution, materials management, technical services, quality control, and asset utilization. All other manufacturing costs and expenses incurred by the Partners not agreed to be included in the determination of profits under the contractual agreements are not invoiced to the Partnership and, therefore, are excluded from the accompanying combined financial statements. These costs and expenses include, but are not limited to, yield gains and losses in excess of jointly agreed upon yield rates and excess/idle capacity of manufacturing plant assets.

•	Direct promotion expenses — Direct promotion represents direct and identifiable out-of-pocket expenses incurred by the Partners on behalf of the Partnership including, but not limited to, contractually agreed upon expenses related to market research, detailing aids, agency fees, direct-to-consumer advertising, meetings and symposia, trade programs, launch meetings, special sales force incentive programs and product samples. All such contractually agreed upon expenses are included in Selling, general and administrative in the accompanying combined statements of net sales and contractual expenses. All other promotion expenses incurred by the Partners not agreed to be included in the determination of profits under the contractual agreements are excluded from the accompanying combined financial statements.

•	Selling expenses — In the United States, Canada, Puerto Rico and other markets outside the United States (primarily Italy), the general sales forces of the Partners provide a majority of the physician detail activity at an agreed upon cost which is included in Selling, general and administrative in the accompanying combined statements of net sales and contractual expenses. In addition, the agreed upon costs of a limited specialty sales force for the United States market that calls on opinion leaders in the field of cholesterol medicine are also included in Selling, general and administrative. All other selling expenses incurred by the Partners not agreed to be included in the determination of profits under the contractual agreements are excluded from the accompanying combined financial statements. These expenses include the total costs of the general sales forces of the Partners detailing the Cholesterol Products in most countries other than the United States, Canada, Puerto Rico and Italy.

•	Administrative expenses — Administrative support is primarily provided by one of the Partners. The contractually agreed upon expenses for support are determined based on a percentage of the net sales of the Cholesterol Products. Such amounts are included in Selling, general and administrative in the accompanying combined statements of net sales and contractual expenses. Selected contractually agreed upon direct costs of employees of the Partners for support services and out-of-pocket expenses incurred by the Partners on behalf of the Partnership are also included in Selling, general and administrative. All other expenses incurred by the Partners not agreed to be included in the determination of profits under the contractual agreements are excluded from the accompanying combined financial statements. These expenses include, but are not limited to, certain U.S. managed care services, Partners’ subsidiary management in most international markets, and other indirect expenses such as corporate overhead and interest.

•	Research and development (“R&D”) expenses — R&D activities are performed by the Partners and agreed upon costs and expenses are invoiced to the Partnership. These agreed upon expenses generally represent an allocation of each Partner’s estimate of full time equivalents devoted to pre-clinical and post-marketing clinical development and regulatory activities and include grants and other third-party expenses. These contractually agreed upon allocated costs are included in Research and development in the accompanying combined statements of net sales and contractual expenses. All other R&D costs that are incurred by the Partners but not jointly agreed upon, are excluded from the accompanying combined financial statements.

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

Foreign Currency Translation

The net assets of the Partnership’s foreign operations are translated into U.S. dollars at current exchange rates. The U.S. dollar effects arising from translating the net assets of these operations are included in Partners’ capital, and are not significant.

Cash and Cash Equivalents

Cash and cash equivalents primarily consist of highly liquid money market instruments with original maturities of less than three months. In 2007, the Partnership changed certain cash management practices, increasing the amount of cash held by the Partnership. The Partnership’s cash, which is primarily invested in highly liquid money market instruments, is used to fund trade obligations coming due in the month and for distributions to the Partners. Interest income earned on cash and cash equivalents is reported as a reduction to Selling, general and administrative in the accompanying combined statements of net sales and contractual expenses and amounted to $10 million, $8 million, and $5 million in 2008, 2007 and 2006, respectively.

Inventories

Substantially all inventories are valued at the lower of first in, first out cost or market.

Intangible Assets

Intangible assets consist of licenses, trademarks and trade names owned by the Partnership. These intangible assets were recorded at the Partners’ historical cost at the date of contribution at a nominal value.

Revenue Recognition, Rebates, Returns and Allowances

Revenues from sales of Cholesterol Products are recognized when title and risk of loss pass to the customer. Recognition of revenue also requires reasonable assurance of collection of sales proceeds and completion of all performance obligations. Net sales of VYTORIN/INEGY and ZETIA/EZETROL for the years ended December 31 are as follows:

$ in millions	2008	2007	2006

Vytorin/Inegy	$2,360	$2,779	$1,955
Zetia/Ezetrol	2,201	2,407	1,929

Total	$4,561	$5,186	$3,884

In the United States, sales discounts are issued to customers as direct discounts at the point-of-sale or indirectly through an intermediary wholesale purchaser, known as chargebacks, or indirectly in the form of rebates. Additionally, sales are generally made with a limited right of return under certain conditions. Sales are recorded net of provisions

Merck/Schering-Plough Cholesterol Partnership

Notes to Combined Financial Statements — (Continued)

for sales discounts and returns for which reliable estimates can be made at the time of sale. Reserves for chargebacks, discounts and returns and allowances are reflected as a direct reduction to accounts receivable and amounted to $34 million and $44 million at December 31, 2008 and 2007, respectively. Accruals for rebates are reflected as Rebates payable, shown separately in the combined balance sheets.

Income Taxes

Generally, taxable income or losses of the Partnership are allocated to the Partners and included in each Partner’s income tax return. In some states and other jurisdictions, the Partnership is subject to an income tax, which is included in the combined financial statements and shared between the Partners. Except for these income taxes, which are not significant to the combined financial statements, no provision has been made for federal, foreign or state income taxes. At December 31, 2008, the Partnership had $49 million of deferred tax assets comprised solely of net operating loss carryforwards (“NOLs”) generated by a branch of a legal entity of the Partnership. These NOLs expire between 2009 and 2015, and carry a full valuation allowance. In January 2007, the Partnership adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). Adoption of FIN 48 had no impact on the Partnership’s financial statements.

Concentrations of Credit Risk & Segment Information

The Partnership’s concentrations of credit risk consist primarily of accounts receivable. The Partnership does not normally require collateral or other security to support credit sales. Bad debts for the years ended December 31, 2008, 2007 and 2006 have been minimal. At December 31, 2008, three customers each represented 25%, 19% and 17% of Accounts receivable, net. The same three customers each accounted for more than 10% of Net sales as shown in the table below.

	Percent of Net Sales
	2008	2007	2006

McKesson Drug Company	24%	28%	30%
Cardinal Health, Inc.	21%	26%	28%
Amerisourcebergen Corp.	16%	17%	12%

The Partnership derived approximately 65%, 75% and 80% of its combined Net sales from the United States in 2008, 2007 and 2006, respectively.

Termination of the Respiratory Collaboration

The Respiratory Collaboration was terminated in 2008 in accordance with the applicable agreements, following the receipt of a not-approvable letter from the FDA for the proposed montelukast/loratadine combination tablet. As a result of termination, Schering-Plough received $105 million in incremental allocations of Partnership profits in 2008. Except for the allocation of certain profits, termination had no other impact on the Cholesterol Collaboration.

3.	Inventories

Inventories at December 31 consisted of:

$ in Millions	2008	2007

Finished goods	$31	$37
Raw materials and work in process	48	68

Total	$79	$105

The Partnership has entered into long-term agreements with the Partners for the supply of active pharmaceutical ingredients (API) and for the formulation and packaging of the Cholesterol Products at an

Merck/Schering-Plough Cholesterol Partnership

Notes to Combined Financial Statements — (Continued)

agreed upon cost. In connection with these supply agreements, the Partnership has entered into capacity agreements under which the Partnership has committed to take a specified annual minimum supply of API and formulated tablets or pay a penalty. These capacity agreements are in effect for a period of seven years following the first full year of production by one of the Partners and expire beginning in 2009. The Partnership had no payment obligation under the capacity agreements at December 31, 2008.

4.	Related Party Transactions

The Partnership receives substantially all of its goods and services, including pharmaceutical product, manufacturing services, sales force services, administrative services and R&D services, from its Partners. The Partnership had a net payable to Merck and Schering-Plough for these services of $81 million and $100 million, respectively, at December 31, 2008, and $119 million and $115 million, respectively, at December 31, 2007.

Selling, general and administrative expense includes contractually defined costs for physician detailing provided by Schering-Plough and Merck of $223 million and $201 million, respectively, in 2008, $242 million and $197 million, respectively, in 2007 and $204 million and $203 million, respectively, in 2006. These expenses are not necessarily reflective of the actual cost of the Partners’ sales efforts in the countries in which the amounts are contractually defined. Included in these amounts are $68 million, $60 million and $52 million in 2008, 2007 and 2006, respectively, relating to contractually defined costs of physician detailing in Italy. These amounts were not invoiced or paid by the Partnership to the Partners, but are a component of the profit sharing calculation.

Cost of sales and selling, general and administrative expense also include contractually defined costs for distribution and administrative services provided by Merck and Schering-Plough of $39 million, $34 million and $27 million in 2008, 2007 and 2006, respectively. These amounts are not necessarily reflective of the actual costs for such distribution and administrative services.

The Partnership also sells Cholesterol Products directly to the Partners, principally to Merck and Schering-Plough affiliates in Latin America. In Latin America, where the Partners compete with one another in the cholesterol market, Merck and Schering-Plough purchase Cholesterol Products from the Partnership and sell directly to third parties. Sales to the Partners are included in Net sales at their invoiced price in the accompanying combined statements of net sales and contractual expenses and totaled $74 million, $82 million and $61 million in 2008, 2007 and 2006, respectively.

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

In February 2007, Schering-Plough received a notice from Glenmark Pharmaceuticals Inc. USA (“Glenmark”), a generic pharmaceutical company, indicating that it had filed an Abbreviated New Drug Application (“ANDA”) for a generic form of ZETIA and that it is challenging the U.S. patents that are listed for ZETIA. In March 2007, Schering-Plough and the Partnership filed a patent infringement suit against Glenmark and its parent company. The lawsuit automatically stays FDA approval of Glenmark’s ANDA until the earlier of October 2010 or an adverse court decision, if any. Schering-Plough and the Partnership intend to vigorously defend its patents, which they believe are valid, against infringement by generic companies attempting to

Merck/Schering-Plough Cholesterol Partnership

Notes to Combined Financial Statements — (Continued)

market products prior to the expiration dates of such patents. As with any litigation, there can be no assurances of the outcomes which, if adverse, could result in significantly shortened periods of exclusivity.

In January 2008, the Partners announced the results of the Effect of Combination Ezetimibe and High-Dose Simvastatin vs. Simvastatin Alone on the Atherosclerotic Process in Patients with Heterozygous Familial Hypercholesterolemia (“ENHANCE”) clinical trial, an imaging trial in 720 patients with heterozygous familial hypercholesterolemia, a rare genetic condition that causes very high levels of LDL “bad” cholesterol and greatly increases the risk for premature coronary artery disease. Despite the fact that ezetimibe/simvastatin 10/80 mg (VYTORIN) significantly lowered LDL “bad” cholesterol more than simvastatin 80 mg alone, there was no significant difference between treatment with ezetimibe/simvastatin and simvastatin alone on the pre-specified primary end point, a change in the thickness of carotid artery walls over two years as measured by ultrasound. There also were no significant differences between treatment with ezetimibe/simvastatin and simvastatin on the four pre-specified key secondary end points: percent of patients manifesting regression in the average carotid artery intima-media thickness (“CA IMT”); proportion of patients developing new carotid artery plaques >1.3 mm; changes in the average maximum CA IMT; and changes in the average CA IMT plus in the average common femoral artery IMT. In ENHANCE, when compared to simvastatin alone, ezetimibe/simvastatin significantly lowered LDL “bad” cholesterol, as well as triglycerides and C-reactive protein (“CRP”). Ezetimibe/simvastatin is not indicated for the reduction of CRP. In the ENHANCE study, the overall safety profile of ezetimibe/simvastatin was generally consistent with the product label. The ENHANCE study was not designed nor powered to evaluate cardiovascular clinical events. The Improved Reduction in High-Risk Subjects Presenting with Acute Coronary Syndrome (“IMPROVE-IT”) trial is underway and is designed to provide cardiovascular outcomes data for ezetimibe/simvastatin in patients with acute coronary syndrome. No incremental benefit of ezetimibe/simvastatin on cardiovascular morbidity and mortality over and above that demonstrated for simvastatin has been established. In March 2008, the results of ENHANCE were reported at the annual Scientific Session of the American College of Cardiology. In January 2009, the FDA announced that it had completed its review of the final clinical study report of ENHANCE. The FDA stated that the results from ENHANCE did not change its position that an elevated LDL cholesterol is a risk factor for cardiovascular disease and that lowering LDL cholesterol reduces the risk for cardiovascular disease. The FDA also stated that, based on current available data, patients should not stop taking Vytorin or other cholesterol lowering medications and should talk to their doctor if they have any questions about VYTORIN, ZETIA, or the ENHANCE trial.

On July 21, 2008, efficacy and safety results from the Simvastatin and Ezetimibe in Aortic Stenosis (“SEAS”) study were announced. SEAS was designed to evaluate whether intensive lipid lowering with VYTORIN 10/40 mg would reduce the need for aortic valve replacement and the risk of cardiovascular morbidity and mortality versus placebo in patients with asymptomatic mild to moderate aortic stenosis who had no indication for statin therapy. VYTORIN failed to meet its primary end point for the reduction of major cardiovascular events. There also was no significant difference in the key secondary end point of aortic valve events; however, there was a reduction in the group of patients taking VYTORIN compared to placebo in the key secondary end point of ischemic cardiovascular events. VYTORIN is not indicated for the treatment of aortic stenosis. No incremental benefit of VYTORIN on cardiovascular morbidity and mortality over and above that demonstrated for simvastatin has been established. In the study, patients in the group who took VYTORIN 10/40 mg had a higher incidence of cancer than the group who took placebo. There was also a nonsignificant increase in deaths from cancer in patients in the group who took VYTORIN versus those who took placebo. Cancer and cancer deaths were distributed across all major organ systems. The Partners and the Partnership believe the cancer finding in SEAS is likely to be an anomaly that, taken in light of all the available data, does not support an association with VYTORIN. In August 2008, the FDA announced that it was investigating the results from the SEAS trial. In this announcement, the FDA also cited interim data from two large ongoing cardiovascular trials of VYTORIN — the Study of Heart and Renal Protection (“SHARP”) and the IMPROVE-IT clinical trials — in which there was no increased risk of cancer with the combination of

Merck/Schering-Plough Cholesterol Partnership

Notes to Combined Financial Statements — (Continued)

simvastatin plus ezetimibe. The SHARP trial is expected to be completed in 2010. The IMPROVE-IT trial is scheduled for completion around 2012. The FDA determined that, as of that time, these findings in the SEAS trial plus the interim data from ongoing trials should not prompt patients to stop taking VYTORIN or any other cholesterol lowering drug.

The Partners and the Partnership are committed to working with regulatory agencies to further evaluate the available data and interpretations of those data, and do not believe that changes in the clinical use of VYTORIN are warranted.

As previously disclosed, since December 2007, Merck and Schering-Plough have received several letters addressed to both companies from the House Committee on Energy and Commerce, its Subcommittee on Oversight and Investigations (“O&I”), and the Ranking Minority Member of the Senate Finance Committee, collectively seeking a combination of witness interviews, documents and information on a variety of issues related to the ENHANCE clinical trial, the sale and promotion of VYTORIN, as well as sales of stock by corporate officers of Merck and Schering-Plough. In addition, since August 2008 the Partners have received three additional letters from O&I, including one dated February 19, 2009, seeking certain information and documents related to the SEAS clinical trial. Also, as previously disclosed, the Partners and the Partnership have received subpoenas from the New York and New Jersey State Attorneys General Offices and a letter from the Connecticut Attorney General seeking similar information and documents. In addition, the Partners and the Partnership have received five Civil Investigative Demands (“CIDs”) from a multistate group of 35 State Attorneys General who are jointly investigating whether violations of state consumer protection laws occurred when marketing VYTORIN. Finally, in September 2008, Merck and Schering-Plough received a letter from the Civil Division of the U.S. Department of Justice (“DOJ”) informing them that the DOJ is investigating whether the companies’ conduct relating to the promotion of VYTORIN caused false claims to be submitted to federal health care programs. The Partners and the Partnership are cooperating with these investigations and responding to the inquiries. In addition, the Partners and the Partnership have become aware of or been served with approximately 145 civil class action lawsuits alleging common law and state consumer fraud claims in connection with the Partnership’s sale and promotion of VYTORIN and ZETIA. Certain of those lawsuits allege personal injuries and/or seek medical monitoring. These actions, which have been filed in or transferred to federal court, are coordinated in a multidistrict litigation in the U.S. District Court for the District Court of New Jersey before District Judge Dennis M. Cavanaugh. The parties are presently engaged in motions practice and briefing.

While it is not feasible to predict the outcome of the investigations or lawsuits arising from the ENHANCE and SEAS clinical trials, unfavorable outcomes could have a significant adverse effect on the Partnership’s financial position, results of operations and cash flows.

INDEPENDENT AUDITORS’ REPORT

The Partners of the Merck/Schering-Plough Cholesterol Partnership

We have audited the accompanying combined balance sheets of the Merck/Schering-Plough Cholesterol Partnership (the “Partnership”) as of December 31, 2008 and 2007, as described in Note 1, and the related combined statements of net sales and contractual expenses, partners’ capital (deficit) and cash flows, as described in Note 1, for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the management of the Partnership, Merck & Co., Inc., and Schering-Plough Corporation. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of the Merck/Schering-Plough Cholesterol Partnership, as described in Note 1, as of December 31, 2008 and 2007, and the combined results of its net sales and contractual expenses and its combined cash flows, as described in Note 1, for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/  Deloitte & Touche LLP

Parsippany, New Jersey
February 26, 2009

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2008, 2007 and 2006

Valuation and qualifying accounts deducted from assets to which they apply:

Allowances for accounts receivable:

	Reserve for	Reserve	Reserve
	Doubtful	for Cash	for Claims
	Accounts	Discounts	and Other	Total
	(Dollars in millions)

2008
Balance at beginning of year	$52	$34	$175	$261
Additions:
Charged to costs and expenses	20	124	235	379
Deductions from reserves	(7)	(105)	(215)	(327)
Effects of foreign exchange	(6)	(2)	(9)	(17)

Balance at end of year	$59	$51	$186	$296

2007
Balance at beginning of year	$53	$32	$152	$237
OBS reserves acquired November 19, 2007	9	—	1	10
Additions:
Charged to costs and expenses	18	94	143	255
Deductions from reserves	(30)	(94)	(124)	(248)
Effects of foreign exchange	2	2	3	7

Balance at end of year	$52	$34	$175	$261

2006
Balance at beginning of year	$54	$31	$126	$211
Additions:
Charged to costs and expenses	25	150	493	668
Deductions from reserves	(29)	(150)	(468)	(647)
Effects of foreign exchange	3	1	1	5

Balance at end of year	$53	$32	$152	$237