Form 10-Q
period 2009-03-31
SCHERING PLOUGH CORP
filed 2009-05-01
CIK 310158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

Commission file number 1-6571

SCHERING-PLOUGH CORPORATION
(Exact name of registrant as specified in its charter)

New Jersey State or other jurisdiction of incorporation or organization	22-1918501 (I.R.S. Employer identification No.)
2000 Galloping Hill Road, Kenilworth, NJ (Address of principal executive offices)	07033 Zip Code

Registrant’s telephone number, including area code:
(908) 298-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☐     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Common Shares Outstanding as of March 31, 2009: 1,628,335,093

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS

(Unaudited)
(Amounts in millions, except per share figures)

	Three Months
	Ended
	March 31,
	2009	2008

Net sales	$4,393	$4,657

Cost of sales	1,399	2,137
Selling, general and administrative	1,493	1,676
Research and development	804	880
Other expense/(income), net	88	95
Special, merger and acquisition-related charges	75	23
Equity income	(400)	(517)

Income before income taxes	934	363
Income tax expense	129	49

Net income	805	314
Preferred stock dividends	38	38

Net income available to common shareholders	$767	$276

Diluted earnings per common share	$0.46	$0.17

Basic earnings per common share	$0.47	$0.17

Dividends per common share	$0.065	$0.065

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

(Unaudited)
(Amounts in millions)

	Three Months Ended
	March 31,
	2009	2008

Operating Activities:
Net income	$805	$314
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	296	876
Accrued share-based compensation	48	60
Special, merger and acquisition-related charges and payments	(8)	—
Changes in assets and liabilities:
Accounts receivable	(292)	(383)
Inventories	(239)	(138)
Prepaid expenses and other assets	47	78
Accounts payable	88	109
Other liabilities	(189)	(454)

Net cash provided by operating activities	556	462

Investing Activities:
Capital expenditures	(161)	(175)
Dispositions of property and equipment	1	27
Purchases of short-term investments	(708)	—
Maturities of short-term investments	5	25
Other, net	2	—

Net cash used for investing activities	(861)	(123)

Financing Activities:
Payments of long-term debt	(71)	—
Cash dividends paid to common shareholders	(106)	(105)
Cash dividends paid to preferred shareholders	(38)	(38)
Net change in short-term borrowings	(2)	(36)
Stock option exercises	36	2
Other, net	—	(7)

Net cash used for financing activities	(181)	(184)

Effect of exchange rates on cash and cash equivalents	(42)	20

Net (decrease) / increase in cash and cash equivalents	(528)	175
Cash and cash equivalents, beginning of period	3,373	2,279

Cash and cash equivalents, end of period	$2,845	$2,454

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(Amounts in millions, except per share figures)

	March 31,	December 31,
	2009	2008

ASSETS
Current Assets:
Cash and cash equivalents	$2,845	$3,373
Short-term investments	708	5
Accounts receivable, net	2,953	2,816
Inventories	3,158	3,114
Deferred income taxes	485	435
Prepaid expenses and other current assets	1,195	1,228

Total current assets	11,344	10,971
Property, plant and equipment	10,244	10,440
Less accumulated depreciation	3,582	3,607

Property, net	6,662	6,833
Goodwill	2,667	2,778
Other intangible assets, net	5,761	6,154
Other assets	1,284	1,381

Total assets	$27,718	$28,117

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,670	$1,677
Short-term borrowings and current portion of long-term debt	204	245
Income taxes	162	183
Accrued compensation	838	1,010
Other accrued liabilities	2,087	2,078

Total current liabilities	4,961	5,193
Long-term Liabilities:
Long-term debt, net of current portion	7,685	7,931
Deferred income taxes	1,442	1,551
Other long-term liabilities	2,795	2,913

Total long-term liabilities	11,922	12,395
Commitments and contingent liabilities (Note 16)
Shareholders’ Equity:
2007 Mandatory convertible preferred shares — $1 par value; $250 per share face value; issued: 10 at March 31, 2009 and December 31, 2008	2,500	2,500
Common shares — authorized: 2,400, $.50 par value; issued: 2,120 at March 31, 2009 and 2,118 at December 31, 2008	1,060	1,059
Paid-in capital	5,128	5,045
Retained earnings	9,842	9,181
Accumulated other comprehensive loss	(2,352)	(1,913)

Total	16,178	15,872
Less treasury shares: 492 at March 31, 2009 and December 31, 2008; at cost	5,343	5,343

Total shareholders’ equity	10,835	10,529

Total liabilities and shareholders’ equity	$27,718	$28,117

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

These unaudited Condensed Consolidated Financial Statements of Schering-Plough Corporation and subsidiaries (Schering-Plough), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles have been condensed or omitted pursuant to such SEC rules and regulations. These statements should be read in conjunction with the accounting policies and notes to the consolidated financial statements included in Schering-Plough’s 2008 10-K.

In the opinion of Schering-Plough’s management, these financial statements reflect all adjustments necessary, including normal recurring accruals, for a fair presentation of the statements of operations, cash flows and financial position for the interim periods presented.

First quarter 2008 income tax expense has been revised from the prior year 10-Q which reflected an overstatement of income tax expense relating to the accounting for the purchase of Organon BioSciences N.V. (OBS). This change resulted in a reduction of income tax expense and a corresponding increase in net income and net income available to common shareholders of $23 million, along with an associated increase in per share amounts.

In November 2007, Schering-Plough acquired OBS, a company that discovers, develops and manufactures human prescription and animal health products.

Impact of Recently Issued Accounting Standards

As of January 1, 2009, Schering-Plough implemented Financial Accounting Standards Board (FASB) Staff Position (FSP) Emerging Issues Task Force (EITF) No. 03-6-1 (FSP EITF 03-6-1), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 requires Schering-Plough to treat unvested deferred stock units as participating securities in accordance with the two-class method in the calculation of both basic and diluted earnings per share. FSP EITF 03-6-1 must be applied retrospectively. The effect of the retrospective application of FSP EITF 03-6-1 was not material to Schering-Plough’s earnings per share in 2008, 2007 or 2006.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” The standard defines fair value, establishes a framework for measuring fair value in accordance with U.S. Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. The standard codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. For calendar-year companies, the standard became effective January 1, 2008 (see Note 13, “Fair Value Measurements”) except for non-financial items measured on a non-recurring basis for which it is effective beginning January 1, 2009. The implementation of the non-financial items measured on a non-recurring basis of this standard did not have a material impact on Schering-Plough’s condensed consolidated financial statements.

In December 2007, the FASB issued EITF Issue No. 07-1, “Accounting for Collaborative Arrangements,” which is effective for calendar-year companies beginning January 1, 2009. The Task Force clarified the manner in which costs, revenues and sharing payments made to, or received by, a partner in a collaborative arrangement should be presented in the income statement and set forth certain disclosures that should be required in the partners’ financial statements. The implementation of this standard did not have a material impact on Schering-Plough’s condensed consolidated financial statements. Schering-Plough has a number of collaborative arrangements. For collaborative arrangements, sales are generally included in Net sales and payments to collaboration partners are classified in the statement of condensed consolidated operations based on their nature in Cost of sales or Research and development, as appropriate.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (SFAS 141R). For calendar-year companies, the standard is applicable to new business combinations occurring on or after January 1, 2009. SFAS 141R requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Most significantly, SFAS 141R requires that acquisition costs generally be expensed as incurred, certain acquired contingent liabilities be recorded at fair value, and acquired in-process research and development be recorded at fair value as an indefinite-lived intangible asset at the acquisition date. The implementation of this standard did not have a material impact on Schering-Plough’s condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51,” which is effective for calendar-year companies beginning January 1, 2009. The standard establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The implementation of this standard did not have a material impact on Schering-Plough’s condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133,” which is effective for calendar-year companies beginning January 1, 2009. The standard enhances required disclosures regarding derivatives and hedging activities. The implementation of this standard did not have a material impact on Schering-Plough’s condensed consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). FSP 142-3 is effective for calendar-year companies beginning January 1, 2009. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The implementation of this standard did not have a material impact on the Schering-Plough’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP FAS 141(R)-1 amends the provisions in Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP is effective for contingent assets or contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The implementation of this standard did not have a material impact on Schering-Plough’s condensed consolidated financial statements.

In April 2009, FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS 107-1 and APB 28-1. FSP FAS 107-1 and APB 28-1, amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. The FSP is effective for periods ending after June 15, 2009. Schering Plough is currently assessing the potential impact of implementing this standard.

2.	PRODUCTIVITY TRANSFORMATION PROGRAM

Schering-Plough’s Productivity Transformation Program (PTP), is designed to reduce and avoid costs, and increase productivity.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes activities reflected in the condensed consolidated financial statements related to the Productivity Transformation Program, for the three months ended March 31, 2009:

	Charges Included in
			Special,
			Merger and
			Acquisition-
		Research and	Related	Total	Cash	Non-cash	Accrued
	Cost of Sales	Development	Charges	Charges	Payments	Charges	Liability
	(Dollars in millions)

Accrued liability at January 1, 2009							$155
Employee termination costs	$—	$—	$56	$56	$(69)	$—	(13)
Accelerated depreciation	2	2	—	4	—	4	—

Total	$2	$2	$56	$60	$(69)	$4

Accrued liability at March 31, 2009							$142

For the three months ended March 31, 2009, special, merger and acquisition-related costs totaled $75 million of which $56 million related to employee termination costs and $19 million related to the planned merger with Merck & Co., Inc.

The following table summarizes activities reflected in the condensed consolidated financial statements related to the Productivity Transformation Program, for the three months ended March 31, 2008:

	Special, and
	Acquisition-
	Related	Total	Cash	Non-cash	Accrued
	Charges	Charges	Payments	Charges	Liability
	(Dollars in millions)

Accrued liability at January 1, 2008					$23
Employee termination costs	$8	$8	$(6)	$—	2

Accrued liability at March 31, 2008					$25

For the three months ended March 31, 2008, special and acquisition-related charges totaled $23 million ($8 million of employee termination costs and $15 million of other OBS acquisition related costs).

3.	EQUITY INCOME

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

The unaudited financial information below presents summarized combined financial information for the Merck/Schering-Plough cholesterol joint venture for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in millions)

Net sales	$945	$1,233
Cost of sales	42	52
Income from operations	661	854

Amounts related to physician details, among other expenses, that are invoiced by Schering-Plough and Merck in the U.S., Canada and Puerto Rico are deducted from income from operations of the cholesterol joint venture.

Schering-Plough’s share of the cholesterol joint venture’s income from operations for the three months ended March 31, 2009 and 2008 was $367 million and $459 million, respectively. In the U.S. market, Schering-Plough receives a greater share of income from operations on the first $300 million of annual ZETIA sales. As a result, Schering-Plough’s share of the cholesterol joint venture’s income from operations is generally higher in the first quarter than in subsequent quarters.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following information provides a summary of the components of Schering-Plough’s equity income from the cholesterol joint venture for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in millions)

Schering-Plough’s share of income from operations	$367	$459
Contractual amounts for physician details	37	62
Elimination of intercompany profit and other, net	(4)	(4)

Total equity income from cholesterol joint venture	$400	$517

At March 31, 2009 and December 31, 2008, Schering-Plough had net receivables (including undistributed income) from the Merck/Schering-Plough Joint Venture of $111 million and $130 million, respectively.

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

See Note 16, “Legal, Environmental and Regulatory Matters,” — “Litigation and Investigations relating to the Merck/Schering-Plough Cholesterol Joint Venture,” for additional information.

4.	SHARE-BASED COMPENSATION

A summary of the options, deferred stock units and performance-based deferred stock units granted during the three months ended March 31, 2009 and 2008 is as follows:

	Three Months Ended March 31,
	2009		2008
		Weighted-		Weighted-
		Average		Average
	Underlying	Grant-Date	Underlying	Grant-Date
	Shares	Fair Value	Shares	Fair Value
	(In thousands)		(In thousands)

Stock options	2	$5.21	5,837	$4.48
Deferred stock units	19	16.94	95	21.31
Performance-based deferred stock units	1,043	27.93	1,034	19.43

Total awards	1,064		6,966

Options generally become exercisable in equal annual installments over a three-year period. The deferred stock units generally vest at the end of a three-year period from the date they were granted. The performance-based deferred stock units vest at the end of a three-year performance period if specific pre-established levels of performance, market conditions and service are met.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average assumptions used in the Black-Scholes option pricing model for the three months ended March 31, 2009 and 2008, were as follows:

	Three Months Ended
	March 31,
	2009	2008

Dividend yield	1.1%	1.1%
Volatility	39.0%	24.5%
Risk-free interest rate	1.9%	2.5%
Expected term of options (in years)	4.5	4.5

Total compensation expense related to stock options, deferred stock units and performance-based deferred stock units for the three months ended March 31, 2009 and 2008 was $48 million and $60 million, respectively.

At March 31, 2009, the total remaining unrecognized compensation cost related to the performance-based deferred stock units granted in 2009 amounted to $29 million, which will be amortized over the weighted-average remaining requisite service period of 2.75 years. The remaining unrecognized compensation cost for the performance-based deferred stock units may vary each reporting period based on changes in the expected achievement of performance measures.

5.	OTHER EXPENSE/(INCOME), NET

The components of other expense/(income), net are as follows:

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in millions)

Interest cost incurred	$116	$143
Less: amount capitalized on construction	(7)	(5)

Interest expense	109	138
Interest income	(4)	(22)
Foreign exchange gains	(17)	(4)
Other, net	—	(17)

Total other expense/(income), net	$88	$95

During the first quarter of 2008, Schering-Plough recognized a gain of $17 million ($12 million after tax) on the sale of a manufacturing site.

6.	INCOME TAXES

Schering-Plough expects to report a U.S. Net Operating Loss (NOL) carryforward of approximately $1.3 billion on its 2008 tax return, which will be available to offset future U.S. taxable income, in varying amounts, through 2028.

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

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net pension expense were as follows:

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in millions)

Service cost	$51	$53
Interest cost	58	58
Expected return on plan assets	(56)	(59)
Amortization, net	10	7
Settlement	—	—

Net pension expense	$63	$59

The components of other post-retirement benefits expense were as follows:

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in millions)

Service cost	$6	$7
Interest cost	9	10
Expected return on plan assets	(3)	(3)
Amortization, net	(1)	1

Net other post-retirement benefits expense	$11	$15

For the three months ended March 31, 2009 and 2008, Schering-Plough contributed $140 million and $49 million, respectively, to its retirement plans. Schering-Plough expects to contribute approximately $210 million to its retirement plans during the remainder of 2009.

8.	EARNINGS PER COMMON SHARE

As of January 1, 2009, Schering-Plough implemented Financial Accounting Standards Board (FASB) Staff Position (FSP) Emerging Issues Task Force (EITF) No. 03-6-1 (FSP EITF 03-6-1), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 requires Schering-Plough to treat unvested deferred stock units as participating securities in accordance with the two-class method in the calculation of both basic and diluted earnings per share. FSP EITF 03-6-1 must be applied retrospectively. The effect of the retrospective application of FSP EITF 03-6-1 was not material to Schering-Plough’s earnings per share in 2008, 2007 or 2006.

The following tables summarize the components of basic and diluted earnings per common share computations.

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in millions)

Reconciliation of undistributed earnings:
Net income available to common shareholders	$767	$276
Less: Dividends on common stock	106	105
Less: Dividends on unvested participating securities	1	1

Undistributed earnings(1)	$660	$170

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	March 31,
	2009	2008
	(Dollars and shares in millions)

Basic earnings per common share computation:
Net income available to common shareholders	$767	$276
Less: Dividend equivalents on unvested participating securities	1	1
Less: Undistributed earnings allocated to unvested participating securities(1)	8	2

Undistributed earnings allocated to common shareholders	$758	$273

EPS denominator:
Weighted-average shares outstanding for basic earnings per common share	1,627	1,621
Basic earnings per common share	$0.47	$0.17

	Three Months Ended
	March 31,
	2009	2008
	(Dollars and shares in millions)

Diluted earnings per common share computation:
Net income available to common shareholders	$767	$276
Add: Preferred stock dividends	38	—
Less: Dividend equivalents on unvested participating securities	1	1
Less: Undistributed earnings allocated to unvested participating securities(1)	8	2

	$796	$273

EPS denominator calculation:
Weighted-average shares outstanding for basic earnings per common share	1,627	1,621
Dilutive effect of options(2)	2	5
Dilutive effect of preferred shares(3)	91	—

Weighted-average shares outstanding for diluted earnings per common share	1,720	1,626

Diluted earnings per common share	$0.46	$0.17

(1)	For the three months ended March 31, 2009 and 2008, 19 million and 21 million, respectively of unvested outstanding deferred stock units and performance-based deferred stock units are considered participating securities. The undistributed earnings are allocated to both common shares and unvested participating securities in computing the earnings per share under the two-class method.

(2)	For the three months ended March 31, 2009 and 2008, 46 million and 40 million, respectively, of equivalent common shares, issuable under Schering-Plough’s stock incentive plans were excluded from the computation of diluted EPS because their effect would have antidilutive.

(3)	For the three months ended March 31, 2009, approximately 91 million common shares, obtainable upon conversion of Schering-Plough’s 2007 mandatory convertible preferred stock were dilutive to earnings per share and were therefore included in the computation of diluted earnings per share. For the three months ended March 31, 2008, approximately 91 million common shares, obtainable upon conversion of the 2007 mandatory convertible preferred stock were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	COMPREHENSIVE INCOME

Comprehensive income is comprised of the following:

	Three Months Ended March 31,
	2009	2008
	(Dollars in millions)

Net income	$805	$314
Foreign currency translation adjustment	(435)	450
Unrealized loss on investments available for sale, net of tax	(4)	(9)

Total comprehensive income	$366	$755

10.	INVENTORIES

Inventories consisted of the following:

	March 31,	December 31,
	2009	2008
	(Dollars in millions)

Finished products	$1,104	$1,212
Goods in process	1,679	1,428
Raw materials and supplies	597	679

Total inventories and inventory classified in other non-current assets	$3,380	$3,319

For the three months ended March 31, 2008, $551 million of amortization of the fair value step-up recorded as part of the OBS acquisition are included in Depreciation and amortization in the condensed consolidated statements of cash flows.

Included in Other assets (non-current) at March 31, 2009 and December 31, 2008 was $222 million and $205 million, respectively, of inventory not expected to be sold within one year.

11.	GOODWILL AND OTHER INTANGIBLE ASSETS

The decrease in goodwill at March 31, 2009 as compared to December 31, 2008 of $111 million was due to foreign currency translation.

The components of other intangible assets, net are as follows:

	March 31, 2009			December 31, 2008
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
	(Dollars in millions)

Patents	$3,616	$486	$3,130	$3,803	$418	$3,385
Trademarks and other	2,655	207	2,448	2,756	180	2,576
Licenses and other	799	616	183	796	603	193

Total other intangible assets	$7,070	$1,309	$5,761	$7,355	$1,201	$6,154

These intangible assets are amortized on the straight-line method over their respective useful lives. The residual value of intangible assets is estimated to be zero. Amortization expense for the three months ended March 31, 2009 and 2008 was $129 million and $143 million, respectively. Annual amortization expenses related to these intangible assets for the years 2009 to 2013 is expected to be approximately $516 million.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	BORROWINGS

Schering-Plough’s outstanding borrowings at March 31, 2009 and December 31, 2008 were as follows:

	March 31,	December 31,
	2009	2008
	(Dollars in millions)

Short-term
Short-term borrowings and current portion of long-term debt	$203	$244
Current portion of capital leases	1	1

Total short-term borrowings and current portion of long-term debt	$204	$245

Long-term
5.00% senior unsecured Euro-denominated notes due 2010	$662	$698
Floating rate Euro-denominated term loan due 2012	595	698
5.30% senior unsecured notes due 2013	1,247	1,247
5.375% senior unsecured Euro-denominated notes due 2014	1,983	2,090
6.00% senior unsecured notes due 2017	995	995
6.50% senior unsecured notes due 2033	1,143	1,143
6.55% senior unsecured notes due 2037	994	994
Capital leases	19	19
Other long-term borrowings	47	47

Total long-term borrowings, net of current portion	$7,685	$7,931

The decrease in the Floating rate Euro-denominated term loan due 2012 was due to an early principal repayment of Euro 50 million in the first quarter of 2009 and foreign currency translation. No prepayment penalty was incurred relating to this principal repayment. The other changes in outstanding Euro-denominated borrowings at March 31, 2009 were due to foreign currency translation on Euro-denominated debt balances.

13.	FAIR VALUE MEASUREMENTS

Schering-Plough’s Condensed Consolidated Balance Sheet at March 31, 2009 includes the following assets and liabilities that are measured at fair value on a recurring basis:

		Quoted Prices
		in Active Markets
		for Identical	Significant	Significant
	Total	Assets and	Other Observable	Unobservable
	Fair Value at	Liabilities	Inputs	Inputs
	March 31, 2009	(Level 1)	(Level 2)	(Level 3)
	(Dollars in millions)

Assets
Securities held for employee compensation	$88	$88	$—	$—
Other	16	3	13	—

Total assets	$104	$91	$13	$—

Liabilities
Foreign currency exchange contract	4	—	4	—

Total liabilities	$4	$—	$4	$—

The majority of Schering-Plough’s assets and liabilities measured at fair value on a recurring basis are measured using unadjusted quoted prices in active markets for identical items (Level 1) as inputs, multiplied by the number of units held at the balance sheet date. As of March 31, 2009, assets and liabilities with fair values measured using significant other observable inputs (Level 2) include measurements using quoted prices for identical items in markets

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that are not active and measurements using inputs that are derived principally from or corroborated by observable market data.

14.	SEGMENT DATA

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

Net sales by segment:

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in millions)

Prescription Pharmaceuticals	$3,379	$3,557
Animal Health	630	723
Consumer Health Care	384	377

Consolidated net sales	$4,393	$4,657

Profit by segment:

	Three Months Ended
	March 31,
	2009(1)	2008(1)
	(Dollars in millions)

Prescription Pharmaceuticals	$953	$515
Animal Health	127	(85)
Consumer Health Care	117	106
Corporate and other(2)	(263)	(173)

Income before income taxes	$934	$363

(1)	For the three months ended March 31, 2009, the Prescription Pharmaceuticals and the Animal Health segments’ profits include expense of $97 million and $32 million, respectively, related to the amortization of fair values of intangible assets acquired as part of the OBS acquisition. For the three months ended March 31, 2008, the Prescription Pharmaceuticals segment’s profit and the Animal Health segment’s loss includes expense of $432 million and $259 million, respectively, related to purchase accounting items from the OBS transaction.

(2)	For the three months ended March 31, 2009 and 2008, “Corporate and other” included special, merger and acquisition-related charges of $75 million and $23 million, respectively.

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

“Corporate and other” includes interest income and expense, foreign exchange gains and losses, headquarters expenses, special, merger and acquisition-related charges and other miscellaneous items. The accounting policies used for segment reporting are the same as those described in Note 1, “Summary of Significant Accounting Policies,” in Schering-Plough’s 2008 10-K.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales of products comprising 10 percent or more of Schering-Plough’s U.S. or international sales for the three months ended March 31, 2009, were as follows:

	Three Months Ended
	March 31, 2009
		Percentage of
	Amount	Applicable Sales
	(Dollars in millions)	(%)

U.S.
NASONEX	$158	11%
International
REMICADE	518	18%

For the three months ended March 31, 2009 net sales outside the U.S. totaled $2.9 billion, or 67 percent, of consolidated net sales.

Schering-Plough does not disaggregate assets on a segment basis for internal management reporting and, therefore, such information is not presented.

15.	PRODUCT LICENSES

In December 2007, Schering-Plough and Centocor revised their distribution agreement regarding the development, commercialization and distribution of both REMICADE and golimumab, extending Schering-Plough’s rights to exclusively market REMICADE to match the duration of Schering-Plough’s exclusive marketing rights for golimumab. Effective upon regulatory approval of golimumab in the EU, Schering-Plough’s marketing rights for both products will now extend for 15 years after the first commercial sale of golimumab within the EU. After operating expenses and subject to certain adjustments, Schering-Plough currently is entitled to receive an approximately 60 percent share of profits on Schering-Plough’s distribution in the Schering Plough marketing territory. Beginning in 2010, subject to the approval of golimumab within the EU, share of profits will change over time to a 50 percent share of profits by 2014 for both products and the share of profits will remain fixed thereafter for the remainder of the term. The changes to the duration of REMICADE marketing rights and the profit sharing arrangement for the products are all conditioned on approval of golimumab being granted in the EU prior to September 1, 2014. Schering-Plough may independently develop and market golimumab for a Crohn’s disease indication in its territories, with an option for Centocor to participate. In addition, Schering-Plough and Centocor agreed to utilize an autoinjector device in the commercialization of golimumab and further agreed to share its development costs.

16.	LEGAL, ENVIRONMENTAL AND REGULATORY MATTERS

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

Schering-Plough reviews the status of all claims, investigations and legal proceedings on an ongoing basis, including related insurance coverages. From time to time, Schering-Plough may settle or otherwise resolve these matters on terms and conditions management believes are in the best interests of Schering-Plough. Resolution of any or all claims, investigations and legal proceedings, individually or in the aggregate, could have a material adverse effect on Schering-Plough’s condensed consolidated results of operations, cash flows or financial condition.

Except for the matters discussed in the remainder of this Note, the recorded liabilities for contingencies at March 31, 2009, and the related expenses incurred during the three months ended March 31, 2009, were not material.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Securities and Class Action Litigation

Federal Securities Litigation

Following Schering-Plough’s announcement that the FDA had been conducting inspections of Schering-Plough’s manufacturing facilities in New Jersey and Puerto Rico and had issued reports citing deficiencies concerning compliance with current Good Manufacturing Practices, several lawsuits were filed against Schering-Plough and certain named officers. These lawsuits allege that the defendants violated the federal securities law by allegedly failing to disclose material information and making material misstatements. Specifically, they allege that Schering-Plough failed to disclose an alleged serious risk that a new drug application for CLARINEX would be delayed as a result of these manufacturing issues, and they allege that Schering-Plough failed to disclose the alleged depth and severity of its manufacturing issues. These complaints were consolidated into one action in the U.S. District Court for the District of New Jersey, and a consolidated amended complaint was filed on October 11, 2001, purporting to represent a class of shareholders who purchased shares of Schering-Plough stock from May 9, 2000 through February 15, 2001. The complaint seeks compensatory damages on behalf of the class. The Court certified the shareholder class on October 10, 2003. Notice of pendency of the class action was sent to members of that class in July 2007. On February 18, 2009, the Court signed an order preliminarily approving a settlement agreement. The proposed settlement agreement is scheduled to be presented for final approval at a hearing on June 1, 2009.

ERISA Litigation

On March 31, 2003, Schering-Plough was served with a putative class action complaint filed in the U.S. District Court in New Jersey alleging that Schering-Plough, retired Chairman, CEO and President Richard Jay Kogan, Schering-Plough’s Employee Savings Plan (Plan) administrator, several current and former directors, and certain former corporate officers breached their fiduciary obligations to certain participants in the Plan. The complaint seeks damages in the amount of losses allegedly suffered by the Plan. The complaint was dismissed on June 29, 2004. The plaintiffs appealed. On August 19, 2005 the U.S. Court of Appeals for the Third Circuit reversed the dismissal by the District Court and the matter has been remanded back to the District Court for further proceedings. On September 30, 2008, the District Court entered an order granting in part, and denying in part, the named putative class representative’s motion for class certification. Schering-Plough thereafter petitioned the United States District Court of Appeals for the Third Circuit for leave to appeal the class certification decision. Schering-Plough’s petition was granted on December 10, 2008 and the appeal is currently pending before the Third Circuit.

K-DUR Antitrust Litigation

Schering-Plough had settled patent litigation with Upsher-Smith, Inc. (Upsher-Smith) and ESI Lederle, Inc. (Lederle) relating to generic versions of K-DUR, Schering-Plough’s long-acting potassium chloride product

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

supplement used by cardiac patients, for which Lederle and Upsher Smith had filed Abbreviated New Drug Applications. Following the commencement of an FTC administrative proceeding alleging anti-competitive effects from those settlements (which has been resolved in Schering-Plough’s favor), alleged class action suits were filed in federal and state courts on behalf of direct and indirect purchasers of K-DUR against Schering-Plough, Upsher-Smith and Lederle. These suits claim violations of federal and state antitrust laws, as well as other state statutory and common law causes of action. These suits seek unspecified damages. In February 2009, a special master recommended that the U.S. District Court for the District of New Jersey dismiss the class action lawsuits on summary judgment. The U.S. District Court judge has not yet ruled on the recommendation.

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

Investigations and Inquiries.  Through the date of filing this 10-Q, Schering-Plough, the Joint Venture and/or its joint venture partner, Merck, received a number of governmental inquiries and have been the subject of a number of investigations and inquiries relating to the ENHANCE clinical trial. These include several letters from Congress, including the Subcommittee on Oversight and Investigations of the House Committee on Energy and Commerce, and the ranking minority member of the Senate Finance Committee, collectively seeking a combination of witness interviews, documents and information on a variety of issues related to the Merck/Schering-Plough Cholesterol Joint Venture’s ENHANCE clinical trial. These also include several subpoenas from state officials, including State Attorneys General, and requests for information from U.S. Attorneys and the Department of Justice seeking similar information and documents. In addition, Schering-Plough received letters from the Subcommittee on Oversight and Investigations of the House Committee on Energy and Commerce seeking certain information and documents related to the SEAS clinical trial, and other matters. Schering-Plough, Merck and the Joint Venture are cooperating with these investigations and responding to the inquiries.

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

Legal Proceedings Related to the Merck Transaction

Since the announcement of the merger agreement with Merck & Co., Inc. (see Note 17, “Merger Agreement with Merck & Co., Inc.”), a number of putative class action lawsuits have been filed on behalf of the shareholders of Schering-Plough. The complaints name as defendants Schering-Plough, its directors, and in certain cases, Merck and Schering-Plough subsidiaries, Blue, Inc. and Purple, Inc.

The complaints variously allege, among other things, that Schering-Plough’s directors breached their fiduciary duties by agreeing to a merger of Schering-Plough with Merck without taking steps to ensure that shareholders would obtain adequate, fair and maximum consideration under the circumstances, and that Schering-Plough and, in certain complaints, Merck aided and abetted the directors’ breaches of duty. The complaints seek, among other things, class action status, an order preliminarily and permanently enjoining the proposed transaction, rescission of the transaction if it is consummated, damages, and attorneys’ fees and expenses.

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

17.	MERGER AGREEMENT WITH MERCK & CO., INC.

On March 9, 2009 Merck & Co., Inc.(Merck) and Schering-Plough announced that their Boards of Directors had unanimously approved a definitive merger agreement under which Merck and Schering-Plough will combine, under the name Merck, in a stock and cash transaction. The merger agreement was filed as an exhibit to Schering-Plough’s Form 8-K dated March 11, 2009.

Under the terms of the agreement, Schering-Plough shareholders will receive 0.5767 shares and $10.50 in cash for each share of Schering-Plough. Each Merck share will automatically become a share of the combined company.

The transaction is subject to approval by Merck and Schering-Plough shareholders and the satisfaction of customary closing conditions and regulatory approvals, including expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, as well as clearance by the European Commission (EC) under the EC Merger Regulation and certain other foreign jurisdictions. Merck and Schering-Plough expect to complete the transaction in the fourth quarter of 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Schering-Plough Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Schering-Plough Corporation and subsidiaries (the “Company”) as of March 31, 2009, and the related statements of condensed consolidated operations for the three-month periods ended March 31, 2009 and 2008, and the statements of condensed consolidated cash flows for the three-month periods ended March 31, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2008, and the related statements of consolidated operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2009, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans and Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
May 1, 2009

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

Another key component of the Action Agenda is the focus on building long-term value for shareholders and for the patients who rely upon Schering-Plough’s drugs. This longer-term focus includes concurrent emphasis on growing sales, disciplined cost controls and investing in research and development for the future. Schering-Plough’s geographic diversity adds to growth and makes performance less sensitive to any one geographic area.

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

In April 2008, Schering-Plough announced the Productivity Transformation Program (PTP). The goal of this program is to create a leaner, stronger company to support Schering-Plough’s goal of building long-term high performance despite the current challenging pharmaceutical industry environment and the particular challenges facing Schering-Plough. This program targets savings of $1.5 billion on an annualized basis by 2012 and is designed to reduce and avoid costs, while increasing productivity. Of the total targeted savings, approximately $1.25 billion are anticipated to be accomplished by the end of 2010. The balance of the cost savings are anticipated to be achieved by 2012. Schering-Plough believes it is on track to achieve targeted savings. During 2009, actions have begun to create greater efficiency in the global supply chain. Beyond this program, Schering-Plough anticipates investing in new high-priority clinical trials, the pursuit of strategic opportunities, including product launches and anticipates natural cost growth.

The pharmaceutical industry is under increasing political and regulatory pressure, particularly in the United States and Schering-Plough and the Merck/Schering-Plough Cholesterol Joint Venture encountered specific challenges during 2008, related to the announcement of the results of the ENHANCE and SEAS clinical trials. The strength Schering-Plough built during the earlier phases of the Action Agenda, including the diversified group of products, customer segments, and geographic areas, as well as its highly experienced executive team, will be helpful in weathering current and future challenges, including those relating to the Merck/Schering-Plough Cholesterol Joint Venture.

On March 9, 2009, Schering-Plough and Merck announced that their Board of Directors unanimously approved a definitive merger agreement under which Merck and Schering-Plough will combine, under the name Merck, in a stock and cash transaction. Unless stated otherwise, all forward-looking information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations does not take into account or give any effect to the impact of Schering-Plough’s planned merger with Merck. See Note 17 to Schering-Plough’s condensed consolidated financial statements, “Merger Agreement with Merck & Co., Inc.” in this 10-Q.

Results and Highlights for the three months ended March 31, 2009:

•	Schering-Plough’s net sales for the three months ended March 31, 2009 totaled $4.4 billion, down 6 percent as compared to the first quarter of 2008, reflecting 4 percent operational growth and an unfavorable impact from foreign exchange of 10 percent.

•	For the three months ended March 31, 2009, net sales outside the U.S. totaled $2.9 billion, or 67 percent, of consolidated net sales.

•	Net income available to common shareholders for the three months ended March 31, 2009 was $767 million.

•	Global sales of Schering-Plough’s cholesterol franchise products, VYTORIN and ZETIA, declined 21 percent in the first quarter of 2009 to $973 million, reflecting a 17 percent operational decrease and a 4 percent unfavorable impact from foreign exchange. Sales declined 30 percent in the U.S. In international markets, sales declined 2 percent, reflecting operational growth of 11 percent and a 13 percent unfavorable impact from foreign exchange. ZETIA in Japan, sold under a co-marketing agreement with Bayer, contributed $30 million to cholesterol franchise sales in the 2009 period as compared to $6 million in the 2008 period.

•	Equity income totaled $400 million for the three months ended March 31, 2009, as compared to $517 million for the three months ended March 31, 2008.

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

In addition, any potential strategic alternatives may be impacted by the change of control provisions in those arrangements, which could result in VYTORIN and ZETIA being acquired by Merck or REMICADE and golimumab reverting back to Centocor. The change in control provision relating to VYTORIN and ZETIA is included in the contract with Merck, filed as Exhibit 10(r) in Schering-Plough’s 2008 10-K, and the change of control provision relating to REMICADE and golimumab is contained in the contract with Centocor, filed as Exhibit 10(v) in Schering-Plough’s 2008 10-K. In addition, the VYTORIN and ZETIA agreements provide for the right to terminate due to bankruptcy of the other party or material breach by the other party of its of obligations. The REMICADE agreement provides for the right to terminate the agreement due to insolvency or bankruptcy of the other party or material breach by the other party of its obligations.

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

The cholesterol-reduction market is the single largest pharmaceutical category in the world. VYTORIN and ZETIA are competing in this market. Global total combined franchise sales of VYTORIN and ZETIA for the three months ended March 31, 2009, decreased 21 percent as compared to the three months ended March 31, 2008, reflecting a 17 percent operational decrease and a 4 percent unfavorable impact from foreign exchange. During the three months ended March 31, 2009, total combined sales of VYTORIN and ZETIA in the U.S. declined 30 percent as compared to the three months ended March 31, 2008. During the three months ended March 31, 2009, total combined sales of VYTORIN and ZETIA outside the U.S. decreased 2 percent as compared to the three months ended March 31, 2008, reflecting operational growth of 11 percent and a 13 percent unfavorable impact from foreign exchange. As of March 2009, total combined prescription share for VYTORIN and ZETIA in the U.S. was down versus December 2008 from 10.1 percent to 9.1 percent. In the past, Schering-Plough’s profitability has been largely dependent upon the performance of the cholesterol franchise; while performance of the cholesterol franchise is still material to Schering-Plough, as the product diversity has become stronger (through the OBS acquisition as well as development of other Schering-Plough products) the dependence on the cholesterol franchise is lessening.

Japan is not included in the joint venture with Merck. In the Japanese market, Bayer Healthcare is co-marketing Schering-Plough’s cholesterol-absorption inhibitor, ZETIA, as a monotherapy and co-administered with a statin for use in patients with hypercholesterolemia, familial hypercholesterolemia or homozygous sitosterolemia. ZETIA was launched in Japan during June 2007. Schering-Plough’s sales of ZETIA in Japan under the co-marketing agreement with Bayer Healthcare are recognized in net sales and included in Other Pharmaceuticals. ZETIA sales in Japan totaled $30 million and $6 million for the three months ended March 31, 2009 and 2008, respectively.

License Arrangements with Centocor

REMICADE is prescribed for the treatment of inflammatory diseases such as rheumatoid arthritis, early rheumatoid arthritis, psoriatic arthritis, Crohn’s disease, ankylosing spondylitis, plaque psoriasis and ulcerative colitis. REMICADE is Schering-Plough’s second largest marketed pharmaceutical product line (after the cholesterol franchise). REMICADE is licensed from and manufactured by Centocor, Inc., a Johnson & Johnson company. During 2005, Schering-Plough exercised an option under its contract with Centocor for license rights to develop and commercialize golimumab, a fully human monoclonal antibody which has been filed for approval in Europe. Schering-Plough has exclusive marketing rights to both products outside the U.S., Japan and certain Asian markets. In December 2007, Schering-Plough and Centocor revised their distribution agreement regarding the development, commercialization and distribution of both REMICADE and golimumab, extending Schering-Plough’s rights to exclusively market REMICADE to match the duration of Schering-Plough’s exclusive marketing rights for golimumab. Effective upon regulatory approval of golimumab in the EU, Schering-Plough’s marketing rights for both products will now extend for 15 years after the first commercial sale of golimumab within the EU. After operating expenses and subject to certain adjustments, Schering-Plough currently is entitled to receive an approximately 60 percent share of profits on Schering-Plough’s distribution in the Schering Plough marketing territory. Beginning in 2010, subject to the approval of golimumab within the EU, share of profits will change over time to a 50 percent share of profits by 2014 for both products and the share of profits will remain fixed thereafter for the remainder of the term. The changes to the duration of REMICADE marketing rights and the profit sharing arrangement for the products are all conditioned on approval of golimumab being granted in the EU prior to September 1, 2014. Schering-Plough may independently develop and market golimumab for a Crohn’s disease indication in its territories, with an option for Centocor to participate. In addition, Schering-Plough and Centocor agreed to utilize an autoinjector device in the commercialization of golimumab and further agreed to share its development costs.

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

Schering-Plough continually reviews the business, including manufacturing operations, to identify actions that will enhance long-term competitiveness. However, Schering-Plough’s manufacturing cost base is relatively fixed, and actions to significantly reduce Schering-Plough’s manufacturing infrastructure, including specific reviews of Schering-Plough’s manufacturing operations that will be made as part of the Productivity Transformation Program involve complex issues. As a result, shifting products between manufacturing plants can take many years due to construction and regulatory requirements, including revalidation and registration requirements. As part of the Productivity Transformation Program, during the first quarter of 2009, actions have begun to create greater efficiency in the global supply chain. Future events and decisions may lead to asset impairments or related costs.

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

Consolidated Net sales for the three months ended March 31, 2009 totaled $4.4 billion, a decrease of $264 million or 6 percent compared with the same period in 2008, including an estimated unfavorable impact of 10 percent from foreign exchange. For the three months ended March 31, 2009, Net sales outside the U.S. totaled $2.9 billion, or 67 percent of consolidated net sales.

Net sales for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended March 31,
			Increase
	2009	2008	(Decrease)
	(Dollars in millions)		(%)

PRESCRIPTION PHARMACEUTICALS	$3,379	$3,557	(5%)
REMICADE	518	507	2%
NASONEX	306	307	—
TEMODAR	247	236	5%
PEGINTRON	216	225	(4%)
CLARINEX / AERIUS	174	213	(19%)
CLARITIN Rx	132	128	3%
FOLLISTIM / PUREGON	131	145	(10%)
NUVARING	115	96	19%
AVELOX	109	142	(23%)
INTEGRILIN	76	74	3%
REBETOL	66	59	12%
CAELYX	61	74	(18%)
REMERON	50	68	(26%)
ZEMURON	32	63	(49%)
Other Pharmaceuticals	1,146	1,220	(6%)
ANIMAL HEALTH	630	723	(13%)
CONSUMER HEALTH CARE	384	377	2%
OTC	232	209	11%
OTC CLARITIN	149	139	8%
MIRALAX	37	26	43%
Other OTC	46	44	3%
Foot Care	73	85	(14%)
Sun Care	79	83	(5%)

CONSOLIDATED NET SALES	$4,393	$4,657	(6%)

Sales of Human Prescription Pharmaceuticals in the first quarter of 2009 totaled $3.4 billion, a $178 million or 5 percent decrease as compared to the first quarter of 2008. The unfavorable impact of foreign exchange on sales of Prescription Pharmaceuticals was 10 percent.

International net sales of REMICADE, a drug for the treatment of immune-mediated inflammatory disorders such as rheumatoid arthritis, early rheumatoid arthritis, psoriatic arthritis, Crohn’s disease, ankylosing spondylitis, plaque psoriasis, and ulcerative colitis, were up $11 million or 2 percent to $518 million in the first quarter of 2009, driven by continued market growth, expanded use across indications offset by an unfavorable impact from foreign exchange. Competitive products for the indications referred to above were introduced during 2007, 2008 and 2009.

Global net sales of NASONEX Nasal Spray, a once-daily corticosteroid nasal spray for allergies were $306 million in the first quarter of 2009, essentially flat as compared to the 2008 period. Stronger international sales were offset by lower sales in the U.S. Competitive products were introduced in 2007 and 2008.

Global net sales of TEMODAR Capsules, a treatment for certain types of brain tumors, increased $11 million or 5 percent to $247 million in the first quarter of 2009 due to higher sales in both the U.S. and Japan. TEMODAR lost exclusivity in the European Union (EU) in 2009.

Global net sales of PEGINTRON Powder for Injection, a pegylated interferon product for treating hepatitis C, decreased 4 percent to $216 million in the first three months of 2009 primarily due to an unfavorable impact from foreign exchange and lower sales in the U.S.

Global net sales of CLARINEX (marketed as AERIUS in many countries outside the U.S.), for the treatment of seasonal outdoor allergies and year-round indoor allergies, decreased 19 percent to $174 million in the first quarter of 2009 due to an unfavorable impact from foreign exchange and lower sales in the U.S.

International net sales of prescription CLARITIN increased 3 percent to $132 million in the first quarter of 2009 due to increased in-market growth partially offset by unfavorable impact of foreign exchange.

Global net sales of FOLLISTIM/PUREGON, a recombinant follicle-stimulating hormone for treating infertility, were $131 million in the first quarter of 2009, a decrease of 10 percent from the prior year period, primarily due to an unfavorable impact of foreign exchange. FOLLISTIM/PUREGON will lose patent exclusivity in the EU in 2009.

Global net sales of NUVARING, a contraception product, were $115 million, a 19 percent increase compared to the first quarter of 2008, primarily due to growth in the U.S. and international markets partially offset by the impact of unfavorable foreign exchange.

Net sales of AVELOX, a fluoroquinolone antibiotic for the treatment of certain respiratory and skin infections, sold primarily in the U.S. by Schering-Plough as a result of its license agreement with Bayer, decreased $33 million or 23 percent to $109 million in the first quarter of 2009 primarily due to a weak respiratory tract infection season.

Global net sales of INTEGRILIN Injection, a glycoprotein platelet aggregation inhibitor for the treatment of patients with acute coronary syndrome, which is sold primarily in the U.S. by Schering-Plough, increased 3 percent to $76 million in the first quarter of 2009.

International net sales of CAELYX, for the treatment of ovarian cancer, metastatic breast cancer and Kaposi’s sarcoma, decreased 18 percent to $61 million in the first quarter of 2009, primarily due to unfavorable foreign exchange.

Other pharmaceutical net sales include a large number of lower sales volume human prescription pharmaceutical products in the first quarter of 2009. Several of these products are sold in limited markets outside the U.S., and many are multiple-source products no longer protected by patents. These products include treatments for respiratory, cardiovascular, dermatological, infectious, oncological and other diseases.

Global net sales of Animal Health products decreased 13 percent in the first quarter of 2009 to $630 million. Global net sales in the first quarter of 2009 were unfavorably impacted by foreign exchange. Sales of Animal Health products increased 11 percent in the U.S. The Animal Health segment’s sales growth rate is impacted by intense competition and the frequent introduction of generic products.

Global net sales of Consumer Health Care products, which include OTC, foot care and sun care products, increased $7 million or 2 percent to $384 million in the first quarter of 2009. The increase in the first quarter of 2009 was primarily due to higher sales of OTC MiraLAX and higher sales of CLARITIN Liqui-Gels. OTC CLARITIN will continue to face competition from other store brands as well as from cetirizine allergy products. Future sales in the Consumer Health Care segment are difficult to predict because the consumer health care market is highly competitive, with heavy advertising to consumers and frequent competitive product introductions.

Costs, Expenses and Equity Income

A summary of costs, expenses and equity income for the three months ended March 31, 2009 and 2008 is as follows:

	Three Months Ended March 31,
			Increase
	2009	2008	(Decrease)
	(Dollars in millions)%

Gross margin	68.2%	54.1%	14.1%
Selling, general and administrative (SG&A)	$1,493	$1,676	(11%)
Research and development (R&D)	804	880	(9%)
Other expense/(income), net	88	95	(7%)
Special, merger and acquisition related charges	75	23	N/M
Equity income	(400)	(517)	(23%)

N/M — Not a meaningful percentage.

Substantially all the sales of cholesterol products are not included in Schering-Plough’s net sales. The results of these sales are reflected in equity income from cholesterol joint venture. In addition, due to the virtual nature of the joint venture, Schering-Plough incurs substantial selling, general and administrative expenses that are not captured in Equity income but are included in Schering-Plough’s Statements of Condensed Consolidated Operations. As a result, Schering-Plough’s gross margin, and ratios of SG&A expenses and R&D expenses as a percentage of net sales do not reflect the benefit of the impact of the joint venture’s operating results.

Gross margin

Gross margin increased to 68.2 percent in the first quarter of 2009 as compared to 54.1 percent in the first quarter of 2008. Gross margin for the three months ended March 31, 2009 and 2008 was unfavorably impacted by $125 million and $688 million, respectively, of amortization of fair values of primarily intangible assets in 2009 and the amortization of fair values of inventories and intangible assets in 2008, acquired as part of the OBS acquisition. The gross margin percentage in the 2009 period was favorably impacted by foreign exchange as compared to the 2008 period.

Selling, general and administrative

Selling, general and administrative expenses (SG&A) were $1.5 billion in the first quarter of 2009, down 11 percent versus the prior year period, primarily due to the impact of foreign exchange and Productivity Transformation Program actions.

Research and development

Research and development (R&D) spending decreased 9 percent to $804 million in the first quarter of 2009, due to Productivity Transformation Program actions, the impact of foreign exchange and the timing of clinical trials and related activities. Changes in R&D spending also reflect the timing of Schering-Plough’s funding of both internal research efforts and research collaborations with various partners to discover and develop a steady flow of innovative products.

Other expense/(income), net

Schering-Plough had $88 million of other expense, net, for the three months ended March 31, 2009 as compared to $95 million of other expense, net, for the three months ended March 31, 2008. The decrease in Other expense/(income), net is primarily due to lower interest expense due to the pay down of the Euro-denominated term loan, partially offset by lower rates on invested cash balances.

Special, merger and acquisition-related charges

Special, merger and acquisition-related charges relate to Productivity Transformation Program activities as well as planned merger related costs. For the three months ended March 31, 2009 and 2008, special, merger and acquisition-related charges were $75 million and $23 million, respectively.

The following table summarizes activities reflected in the condensed consolidated financial statements related to the Productivity Transformation Program, for the three months ended March 31, 2009:

	Charges Included in
			Special,
			Merger and
			Acquisition-
		Research and	Related	Total	Cash	Non-cash	Accrued
	Cost of Sales	Development	Charges	Charges	Payments	Charges	Liability
	(Dollars in millions)

Accrued liability at January 1, 2009							$155
Employee termination costs	$—	$—	$56	$56	$(69)	$—	(13)
Accelerated depreciation	2	2	—	4	—	4	—

Total	$2	$2	$56	$60	$(69)	$4

Accrued liability at March 31, 2009							$142

For the three months ended March 31, 2009, special, merger and acquisition-related costs totaled $75 million of which $56 million related to employee termination costs and $19 million related to the planned merger with Merck & Co., Inc.

The following table summarizes activities reflected in the condensed consolidated financial statements related to the Productivity Transformation Program, for the three months ended March 31, 2008:

	Special,
	Merger and
	Acquisition-
	Related	Total	Cash	Non-cash	Accrued
	Charges	Charges	Payments	Charges	Liability
	(Dollars in millions)

Accrued liability at January 1, 2008					$23
Employee termination costs	$8	$8	$(6)	$—	2

Accrued liability at March 31, 2008					$25

For the three months ended March 31, 2008, special and acquisition-related charges totaled $23 million ($8 million of employee termination costs and $15 million of other OBS acquisition related costs).

Equity income

Sales of the Merck/Schering-Plough cholesterol joint venture for the three months ended March 31, 2009 totaled $945 million as compared to $1.2 billion for the three months March 31, 2008.

Equity income from the Merck/Schering-Plough cholesterol joint venture totaled $400 million for the three months ended March 31, 2009 as compared to $517 million for the three months ended March 31, 2008 due primarily to decreased sales of cholesterol products.

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

Provision for Income Taxes

Tax expense was $129 million for the three months ended March 31, 2009. Tax expense was $49 million for the three months ended March 31, 2008. The tax provision for the three months ended March 31, 2009 and 2008 included tax benefits of $32 million and $114 million, respectively, primarily related to the amortization of fair values of certain assets acquired as part of the OBS acquisition. The income tax expense primarily relates to foreign taxes and does not include any benefit related to U.S. operating losses.

Schering-Plough expects to report a U.S. Net Operating Loss (NOL) carryforward of approximately $1.3 billion on its 2008 tax return, which will be available to offset future U.S. taxable income, in varying amounts, through 2028. This U.S. NOL carryforward could be materially reduced after examination of Schering-Plough’s income tax returns by the Internal Revenue Service (IRS). Schering-Plough continues to maintain a valuation allowance against its U.S. deferred tax assets, as management cannot conclude that it is more likely than not the benefit of the U.S. net deferred tax assets can be realized.

LIQUIDITY AND FINANCIAL RESOURCES

Discussion of Cash Flow

	Three Months Ended March 31,
	2009	2008
	(Dollars in millions)

Cash flow provided by operating activities	$556	$462
Cash flow used for investing activities	(861)	(123)
Cash flow used for financing activities	(181)	(184)

Operating Activities

In the first three months of 2009, operating activities provided $556 million of cash, compared with net cash provided by operations of $462 million in the first three months of 2008. The increase in operating cash was primarily due to higher earnings. During the three months ended March 31, 2009, Schering-Plough contributed $126 million to its U.S. pension plans.

Investing Activities

Net cash used for investing activities during the first three months of 2009 was $861 million and primarily relates to purchases of short-term investments of $708 million and capital expenditures of $161 million. Net cash used for investing activities for the first three months of 2008 was $123 million and included $175 million of capital expenditures partially offset by proceeds from the disposition of property and equipment of $27 million and the maturity of short-term investments of $25 million.

Financing Activities

Net cash used for financing activities was $181 million for the first three months of 2009, compared to $184 million of cash used for financing activities for the same period in 2008. Uses of cash for financing activities for the three months ended March 31, 2009 and 2008 included the payment of dividends on common and preferred shares of $144 million and $143 million, respectively. Schering-Plough also paid down $71 million of long-term debt during the three months ended March 31, 2009.

Other Discussion of Cash Flows

At March 31, 2009, Schering-Plough had net debt (total debt less cash, cash equivalents and short-term investments) of approximately $4.3 billion. Cash generated from operations and available cash and short-term investments are expected to provide Schering-Plough with the ability to fund cash needs for the intermediate term.

Borrowings and Credit Facilities

At March 31, 2009 and December 31, 2008, short-term borrowings and current portion of long-term debt totaled $204 million and $245 million, respectively.

Total debt at March 31, 2009 was $7.9 billion, lower than the total debt balance at December 31, 2008 of $8.2 billion. Total debt includes Euro-denominated notes and a Euro-denominated term loan. The reduction in the total debt balance related to the pay down in the Euro-denominated term loan and the impact of foreign currency translation. The pay down of long-term debt included an early principal repayment of Euro 50 million ($70 million) in the first quarter of 2009 which resulted in a decrease in the Floating rate Euro-denominated term loan due 2012. There was no prepayment penalty associated with this principal payment. The reported U.S. dollar amounts of outstanding debt balances and interest expense on the Euro-denominated term loan will fluctuate due to the impact of foreign currency translation.

Schering-Plough has a $2.0 billion credit facility with a syndicate of banks available for general corporate purposes. This facility has a floating interest rate, matures in August 2012 and is used primarily to support Schering-Plough’s commercial paper borrowings. As of March 31, 2009, no borrowings were outstanding under this facility.

Schering-Plough’s current unsecured senior credit ratings and outlook are as follows:

Senior Unsecured Credit Ratings	Long-Term	Short-Term	Long-Term Review Status

Moody’s Investors Service	Baa1	P-2	Stable
Standard and Poor’s	A-	A-2	Stable
Fitch Ratings	BBB+	F-2	Positive

In February 2009, Moody’s Investors Service changed its Long Term Review Status on Schering-Plough’s credit ratings from negative outlook to stable. In March 2009, following the announcement of the proposed merger between Merck and Schering-Plough, Fitch Ratings changed its Long Term Review Status from stable outlook to positive.

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

REGULATORY AND COMPETITIVE ENVIRONMENT IN WHICH SCHERING-PLOUGH OPERATES

Schering-Plough is subject to the jurisdiction of various national, state and local regulatory agencies. The regulations to which Schering-Plough is subject are described in more detail in Part I, Item I, “Business,” of Schering-Plough’s 2008 10-K. Regulatory compliance is complex, as regulatory standards (including Good Clinical Practices, Good Laboratory Practices and Good Manufacturing Practices) vary by jurisdiction and are constantly evolving. Regulatory compliance is also costly. Regulatory compliance also impacts the timing needed to bring new drugs to market and to market drugs for new indications. Further, failure to comply with regulations can result in delays in the approval of drugs, seizure or recall of drugs, suspension or revocation of the authority necessary for the production and sale of drugs, fines and other civil or criminal sanctions.

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

Clinical trials and post-marketing surveillance of certain marketed drugs of competitors within the industry have raised safety concerns that have led to recalls, withdrawals or adverse labeling of marketed products. In addition, these situations have raised concerns among some prescribers and patients relating to the safety and efficacy of pharmaceutical products in general. For the past several years, these occurrences have increased. In 2008, the intense media attention to the results of the ENHANCE clinical trial led to some concerns among patients and prescribers about ZETIA and VYTORIN (see discussion under Item 1, “Financial Statements,” Note 16, “Legal, Environmental and Regulatory Matters — Litigation and Investigations relating to the Merck/Schering-Plough Cholesterol Joint Venture”).

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

In the U.S., the Obama Administration has announced that health care reform, including regulation of pharmaceutical companies and their products, is a priority. A Secretary of the Department of Health and Human Services was confirmed in April 2009. The Administration has named, but the Senate has not yet confirmed an FDA Commissioner. These individuals may initiate further changes. The impact of such actions, as well as budget pressures on governments in the U.S. and other nations, cannot be predicted at this time.

These and other uncertainties inherent in government regulatory approval processes, including, among other things, delays in approval of new products, formulations or indications, may also affect Schering-Plough’s operations. The effect of regulatory approval processes on operations cannot be predicted.

Schering-Plough has nevertheless achieved a significant number of important regulatory approvals since 2004, including approvals for VYTORIN, BRIDION (in Europe), SIMPONI (in Canada), NOXAFIL, CLARINEX D-24, CLARINEX REDITABS, CLARINEX D-12, SUBOXONE and new indications for TEMODAR and NASONEX. Other significant approvals since 2004 include ASMANEX DPI (Dry Powder for Inhalation) in the U.S., PEGINTRON, ZETIA, TEMODAR, ESMERON/ESLAX, NASONEX and GANIREST in Japan, and new indications for REMICADE. Schering-Plough also has a number of significant regulatory submissions filed in major markets awaiting approval, including golimumab in Europe, sugammadex in the U.S. and SAPHRIS (asenapine) in the U.S.

Schering-Plough’s personnel have regular, open dialogue with the FDA, EMEA and other regulators and review product labels and other materials on a regular basis and as new information becomes known.

Pricing Pressures

As described more specifically in Note 16, “Legal, Environmental and Regulatory Matters,” under Item 1, “Financial Statements,” the pricing, sales and marketing programs and arrangements, and related business practices of Schering-Plough and other participants in the health care industry are under increasing scrutiny from federal and state regulatory, investigative, prosecutorial and administrative entities. These entities include the Department of Justice and its U.S. Attorney’s Offices, the Office of Inspector General of the Department of Health and Human Services, the FDA, the FTC and various state Attorneys’ General offices. Many of the health care laws under which certain of these governmental entities operate, including the federal and state anti-kickback statutes and statutory and common law false claims laws, have been construed broadly by the courts and permit the government entities to exercise significant discretion. In the event that any of those governmental entities believes that wrongdoing has occurred, one or more of them could institute civil or criminal proceedings, which, if instituted and resolved unfavorably, could subject Schering-Plough to substantial fines, penalties and injunctive or administrative remedies, including exclusion from government reimbursement programs. Schering-Plough also cannot predict whether any investigations will affect its marketing practices or sales. Any such result could have a material adverse impact on Schering-Plough’s results of operations, cash flows, financial condition, or its business.

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

For 2009, Schering-Plough expects Research and development expense to grow in the low-to-mid single-digit range, excluding the impact of foreign exchange.

The risks set forth in Part II, Item 1A, “Risk Factors,” of this 10-Q could cause actual results to differ materially from the expectation provided in this section.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Schering-Plough’s 2008 10-K for disclosures regarding Schering-Plough’s critical accounting policies and estimates.

Schering-Plough’s rebate accruals for federal and state governmental programs, including Medicaid and Medicare Part D, at March 31, 2009 and 2008 were $164 million and $127 million, respectively. Commercial discounts, returns and other rebate accruals at March 31, 2009 and 2008 were $381 million and $426 million, respectively. These accruals are established in the period that the related revenue was recognized, resulting in a reduction to sales and the establishment of liabilities, which are included in total current liabilities, or in the case of returns and other receivable adjustments, an allowance provided against accounts receivable.

In the case of the governmental rebate programs, Schering-Plough’s payments involve interpretations of relevant statutes and regulations. These interpretations are subject to challenges and changes in interpretive guidance by governmental authorities. The result of such a challenge or change could affect whether the estimated governmental rebate amounts are ultimately sufficient to satisfy Schering-Plough’s obligations. Additional information on governmental inquiries focused in part on the calculation of rebates is contained in Note 21, “Legal, Environmental and Regulatory Matters,” under Item 8, “Financial Statements and Supplementary Data” in Schering-Plough’s 2008 10-K. In addition, it is possible that, as a result of governmental challenges or changes in interpretive guidance, actual rebates could materially differ from amounts accrued.

The following summarizes the activity in the accounts related to accrued rebates, sales returns and discounts for the three months ended March 31, 2009 and 2008:

	2009	2008
	(Dollars in millions)

Accrued rebates/returns/discounts, beginning of period	$535	$526

Provision for rebates	183	188
Adjustment to prior-year estimates	(8)	1
Payments	(171)	(158)

	4	31

Provision for returns	42	45
Purchase-accounting adjustments(1)	—	(9)
Adjustment to prior-year estimates	2	(3)
Returns	(30)	(31)

	14	2

Provision for discounts	216	223
Adjustment to prior-year estimates	—	(2)
Discounts granted	(224)	(227)

	(8)	(6)

Accrued rebates/returns/discounts, end of period	$545	$553

(1)	For the three months ended March 31, 2008, purchase-accounting adjustments include $9 million related to the reversal of return reserves recorded as part of the purchase accounting for OBS. This reversal was recorded as a reduction to goodwill.

In formulating and recording the above accruals, management utilizes assumptions and estimates that include historical experience, wholesaler data, the projection of market conditions, the estimated lag time between sale and payment of a rebate, utilization estimates, and forecasted product demand amounts as discussed in Item 7 of Schering-Plough’s 2008 10-K under “Critical accounting policies and estimates — Revenue Recognition.”

As part of its review of these accruals, management performs a sensitivity analysis that considers differing assumptions, which are most subject to judgment in its rebate accrual calculation. Based upon Schering-Plough’s sensitivity analysis, reasonably possible changes to assumptions related to rebate accruals for prior years could favorably or unfavorably impact 2009 net sales and income before taxes in an annual amount of approximately $20 million. This sensitivity analysis excludes the potential impacts of a specific matter that involves interpretations of statutes and could have a favorable impact on net sales and income before taxes in future periods.

DISCLOSURE NOTICE

Cautionary Statements Under the Private Securities Litigation Reform Act of 1995

Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report, as well as other written reports and oral statements made from time to time by Schering-Plough, may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements do not relate strictly to historical or current facts and are based on current expectations or forecasts of future events. You can identify these forward-looking statements by their use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “project,” “intend,” “plan,” “potential,” “will,” and similar words and terms. In particular, forward-looking statements include statements relating to Schering-Plough’s plans; its strategies; timing and level of savings achieved from the Productivity Transformation Program; prospective products or product approvals; actions to enhance clinical, research and development, manufacturing and post-marketing systems; the potential of products and trending in therapeutic markets, including the cholesterol market; patent and other intellectual property protection; future performance or results of current and anticipated products; research and development programs and anticipated spending; estimates of rebates, discounts and returns; the outcome of contingencies such as litigation and investigations; and statements about the timing and potential benefits of the proposed merger between Merck and Schering-Plough and other statements that are not historical facts.

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

Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Schering-Plough’s 2008 10-K for further discussion of market risks.

Item 4.	Controls and Procedures

Management, including the chief executive officer and the chief financial officer, has evaluated Schering-Plough’s disclosure controls and procedures as of the end of the quarterly period covered by this 10-Q and has concluded that Schering-Plough’s disclosure controls and procedures are effective. They also concluded that there were no changes in Schering-Plough’s internal control over financial reporting that occurred during Schering-Plough’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, Schering-Plough’s internal control over financial reporting. As part of the changing business environment in which Schering-Plough operates, Schering-Plough is replacing and upgrading a number of information systems including integrating the Organon BioSciences N.V. human and animal health businesses. The overall integration process is continuing during 2009.

PART II. OTHER INFORMATION

The following table sets forth the United States and European Union scheduled patent expiration dates for material patents held by Schering-Plough. We refer you to “Patent Challenges Under the Hatch-Waxman Act” below for a discussion of pending Paragraph IV Certification proceedings.

PATENT EXPIRATION
PRODUCT	US	EU

REMICADE	No Rights	Aug 2014
NASONEX	Apr 2018	Jan 2015
TEMODAR	Feb 2014	Expired
PEGINTRON
(Conjugate)	Jan 2015	Dec 2018
(Mature INF-alpha)	Aug 2020	Expired
ZETIA	Apr 2017	Oct 2017
VYTORIN	Apr 2017	Apr 2019
CLARINEX/AERIUS
(Composition)	Expired	Feb 2010
(Formulation/Use)	2014-2020	Jul 2019
CLARITIN/OTC
(Ext’d Release Formulation)	Oct 2012	Oct 2013
(Syrup Formulation)	Jun 2018	May 2019
FOLLISTIM/PUREGON	Jun 2015	Aug 2009
NUVARING
(Delivery System)	Apr 2018	Apr 2018
AVELOX	Mar 2014	No Rights
INTEGRILIN	Nov 2014	No Rights
REBETOL	Expired	Expired
CAELYX	No Rights	2010
INTRON A	Aug 2020	Expired
PROVENTIL/ALBUTEROL
(Formulation)	Jul 2010	NA
REMERON
(ODT Formulation)	Jan 2010	Sep 2010
SUBUTEX/SUBOXONE	No Rights	Expired
ASMANEX DPI
(Formulation)	Sep 2018	Mar 2018
ELOCON	Expired	Expired
CERAZETTE
(Dose Regimen)	Not marketed	Dec 2012
NOXAFIL	Jul 2019	Dec 2019
IMPLANON
(Use)	Sep 2009	NA
(Delivery system)	Expired	Jul 2013

PATENT EXPIRATION
PRODUCT	US	EU

MERCILON/MARVELON
(Formulation)	Sep 2012	Revoked
LIVIAL	Not marketed	Mar 2010
ZEMURON	Expired	Expired
FORADIL
(Use)	Jan 2018	No Rights
(Device)	Mar 2019	No Rights

Note: Compound patent unless otherwise noted.

Item 1.	Legal Proceedings

Material pending legal proceedings involving Schering-Plough are described in Part I, Item 3, “Legal Proceedings,” of the 2008 10-K. The following discussion is limited to material developments to previously reported proceedings and new material legal proceedings, which Schering-Plough, or any of its subsidiaries, became a party during the quarter ended March 31, 2009, or subsequent thereto, but before the filing of this report. This section should be read in conjunction with Part I, Item 3, “Legal Proceedings” in the 2008 10-K.

Patent Matters

Patent Challenges Under the Hatch-Waxman Act

While Schering-Plough does not currently believe that any pending Paragraph IV certification proceeding under the Hatch-Waxman Act is material, because there is frequently media and investor interest in such proceedings, Schering-Plough is listing the pending proceedings each quarter. Currently, the following are pending:

•	in July 2007, Schering-Plough and its licensor, Cancer Research Technologies, Limited, filed a patent infringement action against companies seeking approval of a generic version of certain strengths of TEMODAR capsules. The trial concluded April 2, 2009. A decision has not yet been rendered

•	in March 2007, Schering-Plough and an entity jointly owned with Merck filed a patent infringement action against companies seeking approval of a generic version of ZETIA;

•	in September 2006 and dates thereafter, Schering-Plough filed patent infringement actions against companies seeking approval of generic versions of CLARINEX Tablets, CLARINEX Reditabs, CLARINEX D24, and CLARINEX D12. Schering-Plough has settled with all but one defendant. Under the terms of the settlements generic versions of CLARINEX Reditabs, CLARINEX D24, and CLARINEX D12 will be launched no earlier than January 2012 and a generic version of the CLARINEX tablet will be launched no earlier than July 2012, assuming certain conditions are met; and

•	on February 18, 2009 Schering-Plough and its licensor filed patent infringement actions against companies seeking approval of a generic version of INTEGRILIN.

Securities and Class Action Litigation

ERISA Litigation

On March 31, 2003, Schering-Plough was served with a putative class action complaint filed in the U.S. District Court in New Jersey alleging that Schering-Plough, retired Chairman, CEO and President Richard Jay Kogan, Schering-Plough’s Employee Savings Plan (Plan) administrator, several current and former directors, and certain former corporate officers breached their fiduciary obligations to certain participants in the Plan. The complaint seeks damages in the amount of losses allegedly suffered by the Plan. The complaint was dismissed on June 29, 2004. The plaintiffs appealed. On August 19, 2005 the U.S. Court of Appeals for the Third Circuit reversed the dismissal by the District Court and the matter has been remanded back to the District Court for further proceedings. On September 30, 2008, the District Court entered an order granting in part, and denying in part, the named putative class representative’s motion for class certification. Schering-Plough thereafter petitioned the United States District Court of Appeals for the Third Circuit for leave to appeal the class certification decision. Schering-Plough’s petition was granted on December 10, 2008 and the appeal is currently pending before the Third Circuit.

K-DUR Antitrust Litigation

Schering-Plough had settled patent litigation with Upsher-Smith, Inc. (Upsher-Smith) and ESI Lederle, Inc. (Lederle) relating to generic versions of K-DUR, Schering-Plough’s long-acting potassium chloride product supplement used by cardiac patients, for which Lederle and Upsher Smith had filed Abbreviated New Drug Applications. Following the commencement of an FTC administrative proceeding alleging anti-competitive effects from those settlements (which has been resolved in Schering-Plough’s favor), alleged class action suits were filed in federal and state courts on behalf of direct and indirect purchasers of K-DUR against Schering-Plough, Upsher-Smith and Lederle. These suits claim violations of federal and state antitrust laws, as well as other state statutory and common law causes of action. These suits seek unspecified damages. In February 2009, a special master recommended that the U.S. District Court for the District of New Jersey dismiss the class action lawsuits on summary judgment. The U.S. District Court judge has not yet ruled on the recommendation.

Legal Proceedings Related to the Merck Transaction

Since the announcement of the transaction, a number of putative class action lawsuits have been filed on behalf of the shareholders of Schering-Plough. The complaints name as defendants Schering-Plough, its directors, and in certain cases, Merck and Schering-Plough subsidiaries, Blue, Inc. and Purple, Inc.

The complaints variously allege, among other things, that Schering-Plough’s directors breached their fiduciary duties by agreeing to a merger of Schering-Plough with Merck without taking steps to ensure that shareholders would obtain adequate, fair and maximum consideration under the circumstances, and that Schering-Plough and, in certain complaints, Merck aided and abetted the directors’ breaches of duty. The complaints seek, among other things, class action status, an order preliminarily and permanently enjoining the proposed transaction, rescission of the transaction if it is consummated, damages, and attorneys’ fees and expenses.

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

A generic manufacturer may file an Abbreviated New Drug Application seeking approval after the expiration of the applicable data exclusivity and alleging that one or more of the patents listed in the innovator’s New Drug Application are invalid, not infringed or unenforceable. This allegation is commonly known as a Paragraph IV certification. The innovator then has the ability to file suit against the generic manufacturer to enforce its patents. Generic manufacturers have used Paragraph IV certifications extensively to challenge patents on a wide array of innovative pharmaceuticals, and it is anticipated that this trend will continue. In recent years, some generic manufacturers have launched generic versions of products before the ultimate resolution of patent litigation (commonly known as “at-risk” product launches). Generic entry may result in the loss of a significant portion of sales or downward pressures on the prices at which Schering-Plough offers formerly patented products. Please refer to “Legal Proceedings” in Part II, Item 1 in this 10-Q for descriptions of pending intellectual property litigation.

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

The U.S. government is considering a number of legislative and regulatory proposals that could adversely affect Schering-Plough’s sales and profit margins. Legislative and regulatory actions under consideration in the U.S. include health care reform initiatives that could significantly alter the market for pharmaceuticals (such as private health insurance expansion, the creation of competing public health insurance plans, or wholesale conversion of the U.S. multiple payer system to a single payor system). Other actions under consideration include proposals for government intervention in pharmaceutical pricing, changes in government reimbursement, legalization of commercial drug importation into the U.S., and involuntary approval of medicines for OTC use. Non-governmental trends include consolidation among customers, expansion of managed care practices, and more aggressive pursuit of health care cost containment. Globally, market approval, reimbursement of products, prescribers’ practices and policies of third-party payors may be influenced by health technology assessments performed by governmental bodies, such as the National Institute for Health and Clinical Excellence in the UK, or diverse private sector entities, such as the Blue Cross Blue Shield Technology Assessment Center.

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

A number of intermediaries are involved between drug manufacturers, such as Schering-Plough, and patients who use the drugs. These intermediaries impact the patient’s ability, and their prescribers’ ability, to choose and pay for a particular drug, which may adversely affect sales of a particular Schering-Plough drug. These intermediaries include health care providers, such as hospitals and clinics; payors and their representatives, such as employers, insurers, managed care organizations and governments; and others in the supply chain, such as pharmacists and wholesalers. Examples include: payors that require a patient to first fail on one or more generic, or less expensive branded drugs, before reimbursing for a more effective, branded product that is more expensive; payors that are increasing patient co-payment amounts; hospitals that stock and administer only a generic product to in-patients; managed care organizations that may penalize doctors who prescribe outside approved formularies which may not include branded products when a generic is available; and pharmacists who receive larger revenues when they dispense a generic drug over a branded drug. Further, the intermediaries are not required to routinely provide transparent data to patients comparing the effectiveness of generic and branded products or to disclose their own economic benefits that are tied to steering patients toward, or requiring patients to use, generic products rather than branded products. In the U.S., possible enactment of health care reform could result in a significant restructuring of intermediaries between manufacturers and patients and their economic incentives, resulting in adverse effects on Schering-Plough’s results of operations, cash flows and financial condition.

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

See Schering-Plough’s 2008 10-K, Item 3, “Legal Proceedings” — “Litigation and Investigations relating to the Merck/Schering-Plough Cholesterol Joint Venture” for further information about the Merck/Schering-Plough cholesterol joint venture’s ENHANCE clinical trials and related matters.

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

Please refer to “Legal Proceedings” in Part II, Item 1 in this 10-Q for descriptions of significant pending litigation.

Issues concerning the Merck/Schering-Plough Cholesterol Joint Venture’s clinical trials could have a material adverse effect on the joint venture’s sales of VYTORIN and ZETIA, which in turn could have a material adverse impact on Schering-Plough’s financial condition.

See Schering-Plough’s 2008 10-K, Item 3, “Legal Proceedings” — “Litigation and Investigations relating to the Merck/Schering-Plough Cholesterol Joint Venture” for further information about the Merck/Schering-Plough cholesterol joint venture’s ENHANCE clinical trials and related matters. Current or future investigations, analysis of the ENHANCE, SEAS, or other clinical trials, data by various agencies, litigation concerning the sale and promotion of these products, or the securities and other class action litigation relating to such matters could, if resolved unfavorably to Schering-Plough or the joint venture, have a material adverse effect on Schering-Plough’s results of operations, cash flow and financial position.

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

A majority of Schering-Plough’s operations (based on total revenue) are outside the U.S. Risks inherent in conducting a global business include:

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

In addition, Schering-Plough may be impacted by changes in tax laws including tax rate changes, changes to the laws related to the remittance of foreign earning (deferral), or other limitations impacting the US tax treatment of foreign earnings, new tax laws, and revised tax law interpretations in domestic and foreign jurisdictions.

The anticipated combination of Merck & Co. with Schering-Plough creates unique risks in the time leading up to closing, and there are also risks of completing the conditions to closing.

The Agreement of Merger dated March 8, 2009 relating to the proposed combination of Merck & Co. with Schering-Plough (the “combination”) generally requires Schering-Plough to operate its business in the ordinary course pending consummation of the proposed combination, but restricts Schering-Plough, without Merck’s consent, from taking certain specified actions until the combination is complete or the Agreement is terminated. Further, until key personnel are notified that they will have a job that they desire with the combined company, there is a risk of losing these key employees, even when there are retention arrangements in place. Additional efforts are needed by every person working at Schering-Plough to prevent a loss of momentum, including in research and development work on the pipeline; sales and marketing efforts relating to current marketed products, as well as the launch of new products; to continue with productivity initiatives, including the Productivity Transformation Program and to avoid disruption of relationships with important stakeholders, including patients, prescribers, clinical trial investigators, private and government customers, suppliers, distributors and regulatory authorities.

Until antitrust and other regulatory approvals, and approval by Schering-Plough and Merck shareholders, are obtained, it cannot be certain that the transaction will close. Schering-Plough will incur significant transaction costs relating to the combination, whether or not the proposed combination is completed. Additionally, matters relating to the combination (including integration planning) may require substantial commitments of time and resources by Schering-Plough, which could otherwise have been devoted to other beneficial opportunities.

Since the announcement of the proposed combination, a number of putative class action lawsuits and other litigation has been filed in relation to the combination (see “Legal Proceedings” in Part II, Item 3 in this 10-Q for a description of pending litigation regarding the combination). Certain of these actions seek orders preliminarily and permanently enjoining the proposed combination or rescission of the transaction if it is consummated. Schering-Plough also could be subject to additional litigation related to the proposed combination whether or not it is consummated. While Schering-Plough currently believes all such litigation is without merit and will not succeed, these matters create additional uncertainty relating to the proposed transaction and defending the matters is costly and distracting to management.

Schering-Plough’s executive management team has deep experience in managing mergers and acquisitions, including complex transactions in the pharmaceutical industry, which will help maintain focus and momentum in the time before closing. In addition, many external people, organizations and events will impact the process, events and time it takes to reach closing and any loss of business opportunities, key personnel or momentum could have material adverse impacts on future business, and as a result future sales and earnings. Further, uncertainties about whether the transaction will close could impact the stock price of Schering-Plough and Merck.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

This table provides information with respect to purchases by Schering-Plough of its common shares during the first quarter of 2009.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
		Average	Part of Publicly	Yet Be Purchased
	Total Number of	Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchased(1)	per Share	Programs	Programs

January 1, 2009 through January 31, 2009	3,807	$17.35	N/A	N/A
February 1, 2009 through February 28, 2009	5,808	$17.56	N/A	N/A
March 1, 2009 through March 31, 2009	3,518	$23.66	N/A	N/A
Total January 1, 2009 through March 31, 2009	13,133	$19.13	N/A	N/A

(1)	All of the shares included in the table above were repurchased pursuant to Schering-Plough’s stock incentive program and represent shares delivered to Schering-Plough by option holders for payment of the exercise price and tax withholding obligations in connection with stock options and stock awards.

Item 6.	Exhibits

Exhibit
Number	Description	Location

10	Merger Agreement with Merck & Co., Inc.	Incorporated by reference to Exhibit 2.1 to Schering-Plough’s 8-K filed March 11, 2009
12	Computation of Ratio of Earnings to Fixed Charges.	Attached
15	Awareness letter.	Attached
31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chairman of the Board and Chief Executive Officer.	Attached
31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification for Executive Vice President and Chief Financial Officer.	Attached
32.1	Sarbanes-Oxley Act of 2002, Section 906 Certification for Chairman of the Board and Chief Executive Officer.	Attached
32.2	Sarbanes-Oxley Act of 2002, Section 906 Certification for Executive Vice President and Chief Financial Officer.	Attached

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHERING-PLOUGH CORPORATION
                        (Registrant)

By	/s/ Steven H. Koehler
Steven H. Koehler
Vice President and Controller
(Duly Authorized Officer
and Chief Accounting Officer)

Date: May 1, 2009