Form 10-Q
period 2009-06-30
SCHERING PLOUGH CORP
filed 2009-07-24
CIK 310158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

Common Shares Outstanding as of June 30, 2009: 1,633,938,697

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS

(Unaudited)
(Amounts in millions, except per share figures)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net sales	$4,647	$4,921	$9,040	$9,577

Cost of sales	1,620	1,908	3,019	4,044
Selling, general and administrative	1,626	1,870	3,119	3,547
Research and development	863	906	1,667	1,786
Other expense/(income), net	106	134	194	229
Special, merger and acquisition-related charges	29	94	104	117
Equity income	(370)	(493)	(770)	(1,010)

Income before income taxes	773	502	1,707	864
Income tax expense	102	40	231	89

Net income	671	462	1,476	775
Preferred stock dividends	38	38	75	75

Net income available to common shareholders	$633	$424	$1,401	$700

Diluted earnings per common share	$0.38	$0.26	$0.85	$0.43

Basic earnings per common share	$0.38	$0.26	$0.85	$0.43

Dividends per common share	$0.065	$0.065	$0.13	$0.13

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

(Unaudited)
(Amounts in millions)

	Six Months
	Ended
	June 30,
	2009	2008

Operating Activities:
Net income	$1,476	$775
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	582	1,419
Accrued share-based compensation	81	118
Special, merger and acquisition-related charges and payments	(32)	58
Changes in assets and liabilities:
Accounts receivable	(303)	(407)
Inventories	(277)	(112)
Prepaid expenses and other assets	104	(14)
Accounts payable	89	(21)
Other liabilities	(138)	(432)

Net cash provided by operating activities	1,582	1,384

Investing Activities:
Capital expenditures	(333)	(370)
Dispositions of property and equipment	4	31
Purchases of short-term investments	(1,813)	—
Maturities of short-term investments	407	10
Other, net	14	—

Net cash used for investing activities	(1,721)	(329)

Financing Activities:
Payments of long-term debt	(71)	(325)
Cash dividends paid to common shareholders	(212)	(211)
Cash dividends paid to preferred shareholders	(75)	(75)
Net change in short-term borrowings	(8)	(40)
Stock option exercises	74	4
Other, net	—	(2)

Net cash used for financing activities	(292)	(649)

Effect of exchange rates on cash and cash equivalents	47	20

Net (decrease)/increase in cash and cash equivalents	(384)	426
Cash and cash equivalents, beginning of period	3,373	2,279

Cash and cash equivalents, end of period	$2,989	$2,705

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(Amounts in millions, except per share figures)

	June 30,	December 31,
	2009	2008

ASSETS
Current Assets:
Cash and cash equivalents	$2,989	$3,373
Short-term investments	1,411	5
Accounts receivable, net	3,164	2,816
Inventories	3,478	3,114
Deferred income taxes	515	435
Prepaid expenses and other current assets	1,119	1,228

Total current assets	12,676	10,971
Property, plant and equipment	10,785	10,440
Less accumulated depreciation	3,912	3,607

Property, net	6,873	6,833
Goodwill	2,802	2,778
Other intangible assets, net	5,947	6,154
Other assets	1,247	1,381

Total assets	$29,545	$28,117

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,755	$1,677
Short-term borrowings and current portion of long-term debt	261	245
Income taxes	202	183
Accrued compensation	828	1,010
Other accrued liabilities	2,148	2,078

Total current liabilities	5,194	5,193
Long-term Liabilities:
Long-term debt, net of current portion	7,908	7,931
Deferred income taxes	1,498	1,551
Other long-term liabilities	2,910	2,913

Total long-term liabilities	12,316	12,395
Commitments and contingent liabilities (Note 17)
Shareholders’ Equity:
2007 Mandatory convertible preferred shares — $1 par value; $250 per share face value; issued: 10 at June 30, 2009 and December 31, 2008	2,500	2,500
Common shares — authorized: 2,400, $.50 par value; issued: 2,127 at June 30, 2009 and 2,118 at December 31, 2008	1,064	1,059
Paid-in capital	5,196	5,045
Retained earnings	10,368	9,181
Accumulated other comprehensive loss	(1,710)	(1,913)

Total	17,418	15,872
Less treasury shares: 493 at June 30, 2009 and 492 at December 31, 2008; at cost	5,383	5,343

Total shareholders’ equity	12,035	10,529

Total liabilities and shareholders’ equity	$29,545	$28,117

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

Second quarter and six months ended June 30, 2008, income tax expense has been revised from the prior year 10-Q which reflected an overstatement of income tax expense relating to the accounting for the purchase of Organon BioSciences N.V. (OBS). This change resulted in a reduction of income tax expense and a corresponding increase in net income and net income available to common shareholders of $26 million for the second quarter of 2008 and $49 million for the six months ended June 30, 2008, along with an associated increase in per share amounts.

In November 2007, Schering-Plough acquired OBS, a company that discovers, develops and manufactures human prescription and animal health products.

Schering-Plough has evaluated all subsequent events through July 24, 2009, the date of filing of this 10-Q.

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

As of June 30, 2009, Schering-Plough implemented FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1, amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. The FSP is effective for periods ending after June 15, 2009. In the second quarter of 2009, Schering-Plough implemented FSP FAS 107-1 and APB 28-1. See Note 13, “Financial Instruments.”

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” The standard defines fair value, establishes a framework for measuring fair value in accordance with U.S. Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. The standard codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. For calendar-year companies, the standard became effective January 1, 2008 (see Note 14, “Fair Value Measurements”) except for non-financial items measured on a non-recurring basis for which it is effective beginning January 1, 2009. The implementation of the non-financial items measured on a non-recurring basis provisions of this standard did not have a material impact on Schering-Plough’s condensed consolidated financial statements.

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

In May 2009, the FASB issued SFAS 165, “Subsequent Events.” This standard establishes the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The implementation of this standard did not have a material impact on Schering-Plough’s condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of SFAS No. 140” (SFAS 166). SFAS 166 amends SFAS No. 140 to improve the relevance, representational

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of this Statement shall be applied to transfers that occur on or after the effective date. Schering-Plough is currently assessing the impact of the adoption of SFAS 166.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). SFAS 167 amends certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Schering-Plough is currently assessing the impact of the adoption of SFAS 167.

2.	PRODUCTIVITY TRANSFORMATION PROGRAM

Schering-Plough’s Productivity Transformation Program (PTP) is designed to reduce and avoid costs and increase productivity.

The following table summarizes activities reflected in the condensed consolidated financial statements related to the Productivity Transformation Program, for the six months ended June 30, 2009:

	Charges Included in
			Special,
			Merger and
			Acquisition-			Non-cash
		Research and	Related	Total	Cash	Charges	Accrued
	Cost of Sales	Development	Charges	Charges	Payments	/(Credits)	Liability
	(Dollars in millions)

Accrued liability at January 1, 2009							$155
Employee termination costs	$—	$—	$74	$74	$(113)	$—	(39)
Accelerated depreciation	7	2	—	9	—	9	—
Foreign exchange and other	—	—	—	—	(1)	(4)	(5)

Total	$7	$2	$74	$83	$(114)	$5

Accrued liability at June 30, 2009							$111

For the three months ended June 30, 2009, special, merger and acquisition-related costs totaled $29 million, of which $18 million related to employee termination costs and $11 million related to the planned merger with Merck & Co., Inc (Merck). Planned merger costs are not included in the table above. For the six months ended June 30, 2009, special, merger and acquisition-related costs totaled $104 million, of which $74 million related to employee termination costs and $30 million related to the planned merger with Merck.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes activities reflected in the condensed consolidated financial statements related to the Productivity Transformation Program, for the six months ended June 30, 2008:

	Special, and
	Acquisition-
	Related	Total	Cash	Non-cash	Accrued
	Charges	Charges	Payments	Charges	Liability
	(Dollars in millions)

Accrued liability at January 1, 2008					$174
Employee termination costs	$84	$84	$(97)	$42	29

Accrued liability at June 30, 2008					$203

For the three months ended June 30, 2008, special and acquisition-related charges totaled $94 million ($77 million of employee termination costs and $17 million of other OBS acquisition related costs). For the six months ended June 30, 2008, special and acquisition-related charges totaled $117 million ($84 million of employee termination costs and $33 million of other OBS acquisition related costs).

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

The unaudited financial information below presents summarized combined financial information for the Merck/Schering-Plough cholesterol joint venture for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in millions)

Net sales	$1,033	$1,153	$1,979	$2,385
Cost of sales	43	51	85	104
Income from operations	708	782	1,369	1,636

Amounts related to physician details, among other expenses, that are invoiced by Schering-Plough and Merck in the U.S., Canada and Puerto Rico are deducted from income from operations of the cholesterol joint venture.

Schering-Plough’s share of the cholesterol joint venture’s income from operations for the three and six months ended June 30, 2009 was $339 million and $707 million, respectively. For the three and six months ended June 30, 2008, Schering-Plough’s share of the cholesterol joint venture’s income from operations were $436 million and $895 million, respectively. Included in Schering-Plough’s share of income from operations is income of $64 million for the three and six months ended June 30, 2008 related to the termination of a respiratory joint venture with Merck. In the U.S. market, Schering-Plough receives a greater share of income from operations on the first $300 million of annual ZETIA sales. As a result, Schering-Plough’s share of the cholesterol joint venture’s income from operations is generally higher in the first quarter than in subsequent quarters.

The following information provides a summary of the components of Schering-Plough’s equity income from the cholesterol joint venture for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in millions)

Schering-Plough’s share of income from operations	$339	$436	$707	$895
Contractual amounts for physician details	38	61	73	123
Elimination of intercompany profit and other, net	(7)	(4)	(10)	(8)

Total equity income from cholesterol joint venture	$370	$493	$770	$1,010

At June 30, 2009 and December 31, 2008, Schering-Plough had net receivables (including undistributed income) from the Merck/Schering-Plough Joint Venture of $32 million and $130 million, respectively.

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

See Note 17, “Legal, Environmental and Regulatory Matters,” — “Litigation and Investigations relating to the Merck/Schering-Plough Cholesterol Joint Venture,” for additional information.

4.	SHARE-BASED COMPENSATION

A summary of the options, deferred stock units and performance-based deferred stock units granted during the three and six months ended June 30, 2009 and 2008 is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
		Weighted-		Weighted-		Weighted-		Weighted-
Number of		Average		Average		Average		Average
Underlying Shares	Underlying	Grant-Date	Underlying	Grant-Date	Underlying	Grant-Date	Underlying	Grant-Date
in Thousands	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Stock options	7,818	$7.67	7,747	$6.00	7,820	$7.67	13,584	$5.35
Deferred stock units	4,591	22.91	4,613	18.87	4,610	22.89	4,708	18.49
Performance-based deferred stock units	—		30	16.57	1,043	27.93	1,064	19.35

Total Awards	12,409		12,390		13,473		19,356

Options generally become exercisable in equal annual installments over a three-year period. The deferred stock units generally vest at the end of a three-year period from the date they were granted. The performance-based deferred stock units vest at the end of a three-year performance period if specific pre-established levels of performance, market conditions and service are met.

The weighted-average assumptions used in the Black-Scholes option pricing model for the three and six months ended June 30, 2009 and 2008, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Dividend yield	1.1%	1.1%	1.1%	1.1%
Volatility	41.5%	36.7%	41.5%	31.4%
Risk-free interest rate	1.9%	3.0%	1.9%	2.8%
Expected term of options (in years)	4.5	4.5	4.5	4.5

Total compensation expense related to stock options, deferred stock units and performance-based deferred stock units for the three and six months ended June 30, 2009 was $34 million and $81 million, respectively. Total compensation expense related to stock options, deferred stock units and performance-based deferred stock units for the three and six months ended June 30, 2008 was $59 million and $119 million, respectively.

At June 30, 2009, the total remaining unrecognized compensation cost related to the performance-based deferred stock units granted in 2009 amounted to $26 million, which will be amortized over the weighted-average remaining requisite service period of 2.5 years. The remaining unrecognized compensation cost for the performance-based deferred stock units may vary each reporting period based on changes in the expected achievement of performance measures.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	OTHER EXPENSE/(INCOME), NET

The components of other expense/(income), net are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in millions)

Interest cost incurred	$113	$145	$229	$288
Less: amount capitalized on construction	(3)	(5)	(10)	(10)

Interest expense	110	140	219	278
Interest income	(7)	(17)	(11)	(39)
Foreign exchange losses/(gains)	3	11	(14)	7
Other, net	—	—	—	(17)

Total other expense/(income), net	$106	$134	$194	$229

For the six months ended June 30, 2008, Schering-Plough recognized a gain of $17 million ($12 million after tax) on the sale of a manufacturing site.

6.	INCOME TAXES

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

The components of net pension expense were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in millions)

Service cost	$52	$55	$103	$108
Interest cost	59	59	116	118
Expected return on plan assets	(57)	(60)	(113)	(119)
Amortization, net	10	7	21	13
Settlement	—	—	—	—

Net pension expense	$64	$61	$127	$120

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of other post-retirement benefits expense were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in millions)

Service cost	$6	$7	$12	$14
Interest cost	9	9	18	19
Expected return on plan assets	(3)	(3)	(6)	(6)
Amortization, net	(1)	1	(2)	3

Net other post-retirement benefits expense	$11	$14	$22	$30

For the three and six months ended June 30, 2009, Schering-Plough contributed $45 million and $185 million, respectively, to its retirement plans. For the three and six months ended June 30, 2008, Schering-Plough contributed $48 million and $96 million, respectively, to its retirement plans. Schering-Plough expects to contribute approximately $420 million to its retirement plans during the remainder of 2009.

8.	EARNINGS PER COMMON SHARE

As of January 1, 2009, Schering-Plough implemented FSP EITF 03-6-1. The provisions of FSP EITF 03-6-1 require Schering-Plough to treat unvested deferred stock units as participating securities in accordance with the two-class method in the calculation of both basic and diluted earnings per share. FSP EITF 03-6-1 must be applied retrospectively. The effect of the retrospective application of FSP EITF 03-6-1 was not material to Schering-Plough’s earnings per share in 2008.

The following tables summarize the components of basic and diluted earnings per common share computations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in millions)

Reconciliation of undistributed earnings:
Net income available to common shareholders	$633	$424	$1,401	$700
Less: Dividends on common stock	106	106	212	211
Less: Dividends on unvested participating securities	1	1	2	3

Undistributed earnings(1)	$526	$317	$1,187	$486

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars and shares in millions)

Basic earnings per common share computation:
Net income available to common shareholders	$633	$424	$1,401	$700
Less: Dividend equivalents on unvested participating securities	1	1	2	2
Less: Undistributed earnings allocated to unvested participating securities(1)	6	4	13	6

Undistributed earnings allocated to common shareholders	$626	$419	$1,386	$692

EPS denominator:
Weighted-average shares outstanding for basic earnings per common share	1,632	1,624	1,630	1,623
Basic earnings per common share	$0.38	$0.26	$0.85	$0.43

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars and shares in millions)

Diluted earnings per common share computation:
Net income available to common shareholders	$633	$424	$1,401	$700
Add: Preferred stock dividends	—	—	75	—
Less: Dividend equivalents on unvested participating securities	1	1	2	2
Less: Undistributed earnings allocated to unvested participating securities(1)	6	4	13	6

	$626	$419	$1,461	$692

EPS denominator calculation:
Weighted-average shares outstanding for basic earnings per common share	1,632	1,624	1,630	1,623
Dilutive effect of options(2)	8	1	5	3
Dilutive effect of preferred shares(3)	—	—	91	—

Weighted-average shares outstanding for diluted earnings per common share	1,640	1,625	1,726	1,626

Diluted earnings per common share	$0.38	$0.26	$0.85	$0.43

(1)	For the three and six months ended June 30, 2009, 17 million of unvested outstanding deferred stock units and performance-based deferred stock units are considered participating securities. For the three and six months ended June 30, 2008, 19 million of unvested outstanding deferred stock units and performance-based deferred stock units are considered participating securities. The undistributed earnings are allocated to both common shares and unvested participating securities in computing the earnings per share under the two-class method.

(2)	For the three and six months ended June 30, 2009, 35 million and 40 million, respectively, of equivalent common shares issuable under Schering-Plough’s stock incentive plans were excluded from the computation of diluted EPS because their effect would have been antidilutive. For the three and six months ended June 30, 2008, 65 million and 53 million, respectively, of equivalent common shares issuable under Schering-Plough’s

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock incentive plans were excluded from the computation of diluted EPS because their effect would have been antidilutive.

(3)	For the six months ended June 30, 2009, approximately 91 million common shares, obtainable upon conversion of Schering-Plough’s 2007 mandatory convertible preferred stock were dilutive to earnings per share and were therefore included in the computation of diluted earnings per share. For the three months ended June 30, 2009 and 2008, and for the six months ended June 30, 2008 approximately 91 million common shares, obtainable upon conversion of the 2007 mandatory convertible preferred stock were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

9.	COMPREHENSIVE INCOME

Comprehensive income is comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in millions)

Net income	$671	$462	$1,476	$775
Foreign currency translation adjustment	629	(1)	194	450
Unrealized gain (loss) on investments available for sale	13	4	9	(5)

Total comprehensive income	$1,313	$465	$1,679	$1,220

10.	INVENTORIES

Inventories consisted of the following:

	June 30,	December 31,
	2009	2008
	(Dollars in millions)

Finished products	$1,150	$1,212
Goods in process	1,928	1,428
Raw materials and supplies	606	679

Total inventories and inventory classified in other non-current assets	$3,684	$3,319

For the six months ended June 30, 2008, $762 million of amortization of the fair value step-up recorded as part of the OBS acquisition are included in Depreciation and amortization in the condensed consolidated statements of cash flows.

Included in Other assets (non-current) at June 30, 2009 and December 31, 2008 was $206 million and $205 million, respectively, of inventory not expected to be sold within one year.

11.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $2,802 million at June 30, 2009 as compared to $2,778 million at December 31, 2008. The increase was due to foreign currency translation.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of other intangible assets, net are as follows:

	June 30, 2009			December 31, 2008
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
	(Dollars in millions)

Patents	$3,852	$609	$3,243	$3,803	$418	$3,385
Trademarks and other	2,782	251	2,531	2,756	180	2,576
Licenses and other	800	627	173	796	603	193

Total other intangible assets	$7,434	$1,487	$5,947	$7,355	$1,201	$6,154

These intangible assets are amortized on the straight-line method over their respective useful lives. The residual value of intangible assets is estimated to be zero. Amortization expense for the three months ended June 30, 2009 and 2008 was $133 million and $148 million, respectively and $262 million and $291 million for the six months ended June 30, 2009 and 2008, respectively. Annual amortization expenses related to these intangible assets for the years 2009 to 2013 is expected to be approximately $524 million.

12.	BORROWINGS

Schering-Plough’s outstanding borrowings at June 30, 2009 and December 31, 2008 were as follows:

	June 30,	December 31,
	2009	2008
	(Dollars in millions)

Short-term
Short-term borrowings and current portion of long-term debt	$260	$244
Current portion of capital leases	1	1

Total short-term borrowings and current portion of long-term debt	$261	$245

Long-term
5.00% senior unsecured Euro-denominated notes due 2010	$707	$698
Floating rate Euro-denominated term loan due 2012	636	698
5.30% senior unsecured notes due 2013	1,248	1,247
5.375% senior unsecured Euro-denominated notes due 2014	2,118	2,090
6.00% senior unsecured notes due 2017	996	995
6.50% senior unsecured notes due 2033	1,143	1,143
6.55% senior unsecured notes due 2037	994	994
Capital leases	20	19
Other long-term borrowings	46	47

Total long-term borrowings, net of current portion	$7,908	$7,931

The decrease in the Floating rate Euro-denominated term loan due 2012 was due to an early principal repayment of Euro 50 million in the first quarter of 2009. No prepayment penalty was incurred relating to this principal repayment. The other changes in outstanding Euro-denominated borrowings at June 30, 2009 were due to foreign currency translation on Euro-denominated debt balances.

13.	FINANCIAL INSTRUMENTS

Schering-Plough adopted FSP FAS 107-1 and APB Opinion 28-1 in the second quarter of 2009. The guidance requires disclosures about fair value of financial instruments in interim as well as annual financial statements.

The table below presents the carrying values and estimated fair values for certain of Schering-Plough’s financial instruments at June 30, 2009 and December 31, 2008. Estimated fair values were determined based on

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

market prices, where available, or dealer quotes. The carrying values of all other financial instruments, including cash and cash equivalents, approximated their estimated fair values at June 30, 2009 and December 31, 2008.

	June 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(Dollars in millions)

ASSETS:
Short-term investments	$1,411	$1,411	$5	$5
Long-term investments(1)	159	159	157	157

LIABILITIES:
Short-term borrowings and current portion of long-term debt	$261	$261	$245	$245
Long-term debt	7,908	8,386	7,931	7,891

.(1)	Long-term investments, which are included in other non-current assets, primarily consist of debt and equity securities held in non-qualified trusts to fund long-term employee benefit obligations. The long-term employee benefit obligations are included as liabilities in the condensed consolidated balance sheets. These assets can only be used to fund the related employee benefit obligations.

14.	FAIR VALUE MEASUREMENTS

Schering-Plough’s condensed consolidated balance sheet at June 30, 2009 includes the following assets that are measured at fair value on a recurring basis:

		Quoted Prices
		in Active Markets
		for Identical	Significant	Significant
	Total	Assets and	Other Observable	Unobservable
	Fair Value at	Liabilities	Inputs	Inputs
	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
	(Dollars in millions)

Assets
Securities held for employee compensation	$104	$104	$—	$—
Other	8	5	3	—

Total assets	$112	$109	$3	$—

At June 30, 2009 there were no liabilities that were subject to fair value measurement.

The majority of Schering-Plough’s assets measured at fair value on a recurring basis are measured using unadjusted quoted prices in active markets for identical items (Level 1) as inputs, multiplied by the number of units held at the balance sheet date. As of June 30, 2009, assets with fair values measured using significant other observable inputs (Level 2) include measurements using quoted prices for identical items in markets that are not active and measurements using inputs that are derived principally from or corroborated by observable market data.

15.	SEGMENT DATA

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

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net sales by segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in millions)

Prescription Pharmaceuticals	$3,589	$3,702	$6,968	$7,259
Animal Health	677	818	1,307	1,540
Consumer Health Care	381	401	765	778

Consolidated net sales	$4,647	$4,921	$9,040	$9,577

Profit by segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008(1)	2009	2008(1)
	(Dollars in millions)

Prescription Pharmaceuticals	$813	$746	$1,766	$1,260
Animal Health	117	4	244	(82)
Consumer Health Care	60	63	177	169
Corporate and other(2)	(217)	(311)	(480)	(483)

Income before income taxes	$773	$502	$1,707	$864

(1)	For the three months ended June 30, 2009, the Prescription Pharmaceuticals and the Animal Health segments’ profits include expense of $102 million and $33 million, respectively, primarily related to the amortization of fair values of intangible assets acquired as part of the OBS transaction. For the six months ended June 30, 2009, the Prescription Pharmaceuticals and the Animal Health segment’s profits includes expense of $199 million and $65 million, respectively, related to the amortization of fair values of intangible assets acquired as part of the OBS transaction. For the three months ended June 30, 2008, the Prescription Pharmaceuticals and the Animal Health segments’ profits include expense of $171 million and $186 million, respectively, related to purchase accounting items from the OBS transaction. For the six months ended June 30, 2008, the Prescription Pharmaceuticals segment’s profit and the Animal Health segment’s loss includes expense of $603 million and $445 million, respectively, related to purchase accounting items from the OBS transaction.

(2)	For the three and six months ended June 30, 2009, “Corporate and other” included special, merger and acquisition related charges of $29 million and $104 million, respectively. For the three and six months ended June 30, 2008, “Corporate and other” included special and acquisition related charges of $94 million and $117 million, respectively.

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

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales of products comprising 10 percent or more of Schering-Plough’s U.S. or international sales for the three and six months ended June 30, 2009, were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2009		June 30, 2009
		Percentage of		Percentage of
	Amount	Applicable Sales	Amount	Applicable Sales
	(Dollars in millions)	(%)	(Dollars in millions)	(%)

U.S.
NASONEX	$183	13%	$340	12%
International
REMICADE	565	18%	1,083	18%

For the three and six months ended June 30, 2009, net sales outside the U.S. totaled $3.2 billion and $6.1 billion, respectively. Net sales outside the U.S. approximated 68 percent of consolidated net sales for both periods.

Schering-Plough does not disaggregate assets on a segment basis for internal management reporting and, therefore, such information is not presented.

16.	PRODUCT LICENSES

In December 2007, Schering-Plough and Centocor revised their distribution agreement regarding the development, commercialization and distribution of both REMICADE and golimumab, extending Schering-Plough’s rights to exclusively market REMICADE to match the duration of Schering-Plough’s exclusive marketing rights for golimumab. Effective upon regulatory approval of golimumab in the EU, Schering-Plough’s marketing rights for both products will now extend for 15 years after the first commercial sale of golimumab within the EU. After operating expenses and subject to certain adjustments, Schering-Plough currently is entitled to receive an approximately 60 percent share of profits on Schering-Plough’s distribution in the Schering-Plough marketing territory. Beginning in 2010, subject to the approval of golimumab within the EU, share of profits will change over time to a 50 percent share of profits by 2014 for both products and the share of profits will remain fixed thereafter for the remainder of the term. The changes to the duration of REMICADE marketing rights and the profit sharing arrangement for the products are all conditioned on approval of golimumab being granted in the EU prior to September 1, 2014. Schering-Plough may independently develop and market golimumab for a Crohn’s disease indication in its territories, with an option for Centocor to participate. In addition, Schering-Plough and Centocor agreed to utilize an autoinjector device in the commercialization of golimumab and further agreed to share its development costs.

17.	LEGAL, ENVIRONMENTAL AND REGULATORY MATTERS

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

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Except for the matters discussed in the remainder of this Note, the recorded liabilities for contingencies at June 30, 2009, and the related expenses incurred during the three and six months ended June 30, 2009, were not material. In the opinion of management, based on the advice of legal counsel, the ultimate outcome of these matters, except matters discussed in the remainder of this Note, is not expected to have a material impact on Schering-Plough’s consolidated results of operations, cash flows or financial condition.

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

Securities and Class Action Litigation

Federal Securities Litigation

Following Schering-Plough’s announcement that the FDA had been conducting inspections of Schering-Plough’s manufacturing facilities in New Jersey and Puerto Rico and had issued reports citing deficiencies concerning compliance with current Good Manufacturing Practices, several lawsuits were filed against Schering-Plough and certain named officers. These lawsuits allege that the defendants violated the federal securities law by allegedly failing to disclose material information and making material misstatements. Specifically, they allege that Schering-Plough failed to disclose an alleged serious risk that a new drug application for CLARINEX would be delayed as a result of these manufacturing issues, and they allege that Schering-Plough failed to disclose the alleged depth and severity of its manufacturing issues. These complaints were consolidated into one action in the U.S. District Court for the District of New Jersey, and a consolidated amended complaint was filed on October 11, 2001, purporting to represent a class of shareholders who purchased shares of Schering-Plough stock from May 9, 2000 through February 15, 2001. The complaint seeks compensatory damages on behalf of the class. The Court certified the shareholder class on October 10, 2003. Notice of pendency of the class action was sent to members of that class in July 2007. On February 18, 2009 the Court signed an order preliminarily approving a settlement agreement. The proposed settlement agreement was presented to the Court on June 1, 2009. The Court took the settlement agreement under advisement.

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

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Investigations and Inquiries.  Through the date of filing this 10-Q, Schering-Plough, the Cholesterol Joint Venture and/or its joint venture partner, Merck, received a number of governmental inquiries and have been the subject of a number of investigations and inquiries relating to the ENHANCE clinical trial. These include several letters from Congress, including the Subcommittee on Oversight and Investigations of the House Committee on Energy and Commerce, and the ranking minority member of the Senate Finance Committee, collectively seeking a combination of witness interviews, documents and information on a variety of issues related to the Merck/Schering-Plough Cholesterol Joint Venture’s ENHANCE clinical trial. These also include several subpoenas from state officials, including State Attorneys General, and requests for information from U.S. Attorneys and the Department of Justice seeking similar information and documents. In addition, Schering-Plough received letters from the Subcommittee on Oversight and Investigations of the House Committee on Energy and Commerce seeking certain information and documents related to the SEAS clinical trial, and other matters. Schering-Plough, Merck and the Joint Venture are cooperating with these investigations and responding to the inquiries.

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

Litigation.  Schering-Plough continues to respond to existing and new litigation, including civil class action lawsuits alleging common law and state consumer fraud claims in connection with Schering-Plough’s sale and promotion of the Merck/Schering-Plough joint venture products VYTORIN and ZETIA; several putative shareholder securities class action lawsuits (where several officers are also named defendants) alleging false and misleading statements and omissions by Schering-Plough and its representatives related to the timing of disclosures concerning the ENHANCE results, allegedly in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934; a putative shareholder securities class action lawsuit (where several officers and directors are also named), alleging material misstatements and omissions related to the ENHANCE results in the offering documents in connection with Schering-Plough’s 2007 securities offerings, allegedly in violation of the Securities Act of 1933, including Section 11; several putative class action suits alleging that Schering-Plough and certain officers and directors breached their fiduciary duties under ERISA and seeking damages in the amount of losses allegedly suffered by the Plans; a Shareholder Derivative Action alleging that the Board of Directors breached its fiduciary obligations relating to the timing of the release of the ENHANCE results; and a letter on behalf of a single shareholder requesting that the Board of Directors investigate the allegations in the litigation described above and, if warranted, bring any appropriate legal action on behalf of Schering-Plough.

On July 15, 2009, Schering-Plough and Merck announced a settlement with a multistate group of 36 Attorneys General that was investigating whether the companies violated state consumer protection laws in connection with the ENHANCE clinical trial or the promotion and marketing of VYTORIN. As part of the civil resolution of these investigations, the companies agreed to reimburse the 35 states and the District of Columbia for their collective investigative costs, which totalled $5.4 million. The payments under this settlement will be made by the Merck/Schering-Plough Pharmaceuticals cholesterol joint venture. The settlement agreement does not require any further payment.

With respect to VYTORIN and ZETIA, the agreement also includes voluntary assurances of compliance by the companies, including assurances that the companies will continue to comply with various laws and regulations, such as the U.S. Food and Drug Administration (FDA) Amendments Act, the Food, Drug and Cosmetic Act, and various laws requiring truthful and non-misleading marketing of products. The agreement is not an admission by the companies of any misconduct or liability.

Legal Proceedings Related to the Merck Combination

Class Action Suits.  Since the announcement of the proposed combination, several putative class action lawsuits seeking to enjoin the merger, among other things, have been filed on behalf of shareholders of Schering-Plough in federal and state court.

On April 30, 2009, the federal actions were consolidated. On July 23, 2009, Schering-Plough entered into an agreement regarding a settlement of the consolidated federal class action for certain disclosures relating to the proposed merger. See Schering-Plough’s Form 8-K filed July 24, 2009. The agreement to make the additional disclosures does not constitute an acknowledgment that the additional disclosures are required under any applicable state or federal law, statute, rule or regulation. The parties also agreed that plaintiffs’ counsel may apply to the Court for an award of attorneys’ fees and costs.

Two additional putative class action complaints have been filed on behalf of public shareholders of Merck. On June 4, 2009, plaintiffs filed a consolidated class action complaint seeking, among other things, class action status, an order preliminarily and permanently enjoining the proposed combination, rescission of the combination if it is consummated, and attorneys’ fees and expenses. On July 23, 2009, Schering-Plough and Merck entered into an agreement regarding a settlement of these consolidated actions for certain disclosures relating to the proposed merger which had previously been made. The agreement to make the additional disclosures does not constitute an acknowledgment that the additional disclosures are required under any applicable state or federal law, statute, rule or

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

regulation. The parties also agreed that plaintiffs’ counsel may apply to the court for an award of attorneys’ fees and costs.

Centocor Distribution Agreement.  On May 27, 2009, Centocor, a wholly owned subsidiary of Johnson & Johnson, delivered to Schering-Plough a notice initiating an arbitration proceeding to resolve whether, as a result of the proposed merger between Schering-Plough and Merck, Centocor is permitted to terminate Schering-Plough’s rights to distribute and commercialize REMICADE and golimumab in certain territories. The arbitration process involves a number of steps, including the selection of an independent arbitrator, information exchanges and hearings, before a final decision will be reached. The arbitration proceeding is expected to take place over the next 9 to 12 months and could continue after the merger has closed.

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

French Matter

Based on a complaint to the French competition authority from a competitor in France and pursuant to a court order, the French competition authority has obtained documents from a French subsidiary of Schering-Plough relating to SUBUTEX, one of the products that the subsidiary markets and sells. Any resolution of this matter adverse to the French subsidiary could result in the imposition of civil fines and injunctive or administrative remedies. On July 17, 2007, the Juge des Libertés et de la Détention ordered the annulment of the search and seizure on procedural grounds. On July 19, 2007, the French authority appealed the order to the French Supreme Court. On May 20, 2009, the French Supreme Court overturned that annulment and remanded

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the case to the Paris Court of Appeal on the basis that the Juge des Libertés et de la Détention had not examined each document to assess whether it should have been seized and whether it had been lawfully seized. The case is now pending before the Paris Court of Appeal.

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

18.	MERGER AGREEMENT WITH MERCK & CO., INC.

On March 9, 2009 Merck & Co., Inc. (Merck) and Schering-Plough announced that their Boards of Directors had unanimously approved a definitive merger agreement under which Merck and Schering-Plough will combine, under the name Merck, in a stock and cash transaction. The merger agreement was filed as an exhibit to Schering-Plough’s Form 8-K dated March 11, 2009.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Schering-Plough Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Schering-Plough Corporation and subsidiaries (the “Company”) as of June 30, 2009, and the related statements of condensed consolidated operations for the three and six-month periods ended June 30, 2009 and 2008, and the statements of condensed consolidated cash flows for the six-month periods ended June 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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
July 24, 2009

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

The pharmaceutical industry is under increasing political and regulatory pressure, particularly in the United States. The strength Schering-Plough built during the earlier phases of the Action Agenda, including the diversified group of products, customer segments, and geographic areas, as well as its highly experienced executive team, will be helpful in weathering current and future challenges.

On March 9, 2009, Schering-Plough and Merck announced that their Board of Directors unanimously approved a definitive merger agreement under which Merck and Schering-Plough will combine, under the name Merck, in a stock and cash transaction. The terms of the proposed combination and other information about both companies are included in the Form S-4 (Registration No. 333-159371) declared effective June 24, 2009. Among the anticipated strengths of the combined company discussed in the S-4 is the focus of both companies’ cultures on scientific innovation. Unless stated otherwise, all forward-looking information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations does not take into account or give any effect to the impact of Schering-Plough’s planned combination with Merck. See Note 18 to Schering-Plough’s condensed consolidated financial statements, “Merger Agreement with Merck & Co., Inc.” in this 10-Q.

Results and Highlights for the three and six months ended June 30, 2009:

•	Schering-Plough’s net sales for the three months ended June 30, 2009 totaled $4.6 billion, down 6 percent as compared to the second quarter of 2008, reflecting 4 percent operational growth and an unfavorable impact from foreign exchange of 10 percent. For the six months ended June 30, 2009, net sales were $9.0 billion, a 6 percent decrease compared to the six months ended June 30, 2008, including an estimated unfavorable impact of 10 percent from foreign exchange.

•	For the three and six months ended June 30, 2009, net sales outside the U.S. totaled $3.2 billion and $6.1 billion, respectively. This approximated 68 percent of consolidated net sales for both periods.

•	Net income available to common shareholders for the three and six months ended June 30, 2009 was $633 million and $1.4 billion, respectively.

•	Global sales of Schering-Plough’s cholesterol franchise products, VYTORIN and ZETIA, declined 8 percent in the second quarter of 2009 to $1.1 billion, reflecting a 2 percent operational decrease and a 6 percent unfavorable impact from foreign exchange. Sales declined 10 percent in the U.S. In international markets, sales declined 4 percent, reflecting operational growth of 10 percent and a 14 percent unfavorable impact from foreign exchange. Global sales of Schering-Plough’s cholesterol franchise products, VYTORIN and ZETIA, declined 15 percent in the first six months of 2009 to $2.0 billion, reflecting a 10 percent operational decrease and a 5 percent unfavorable impact from foreign exchange. Sales declined 21 percent in the U.S. In international markets, sales declined 3 percent, reflecting operational growth of 12 percent and a 15 percent unfavorable impact from foreign exchange. ZETIA in Japan, sold under a co-marketing agreement with Bayer, contributed $41 million and $72 million for the three and six months ended June 30, 2009, respectively, as compared to $16 million and $23 million for the three and six months ended June 30, 2008, respectively.

•	Equity income was $370 million for the three months ended June 30, 2009 as compared to $493 million for the same period in 2008. For the six months ended June 30, 2009, equity income totaled $770 million, as compared to $1.0 billion for the same period in 2008.

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

In addition, any potential strategic alternatives may be impacted by the change of control provisions in those arrangements, which could result in VYTORIN and ZETIA being acquired by Merck or REMICADE and golimumab reverting back to Centocor. The change in control provision relating to VYTORIN and ZETIA is included in the contract with Merck, filed as Exhibit 10(r) in Schering-Plough’s 2008 10-K, and the change of control provision relating to REMICADE and golimumab is contained in the contract with Centocor, filed as Exhibit 10(v) in Schering-Plough’s 2008 10-K. Schering-Plough believes the proposed combination with Merck will not provide for the rights to market REMICADE and golimumab reverting to Centocor, and Centocor has initiated arbitration based on Centocor’s belief that the opposite is true. Refer to “Legal Proceedings Related to the Merck combination,“in Part II, Item 1, “Legal Proceedings” of this 10-Q.”

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

The cholesterol-reduction market is the single largest pharmaceutical category in the world. VYTORIN and ZETIA are competing in this market. Global total combined franchise sales of VYTORIN and ZETIA, declined 8 percent in the second quarter of 2009 to $1.1 billion, reflecting a 2 percent operational decrease and a 6 percent unfavorable impact from foreign exchange. Sales declined 10 percent in the U.S. In international markets, sales declined 4 percent, reflecting operational growth of 10 percent and a 14 percent unfavorable impact from foreign exchange. Global sales of Schering-Plough’s cholesterol franchise products, VYTORIN and ZETIA, declined 15 percent in the first six months of 2009 to $2.0 billion, reflecting a 10 percent operational decrease and a 5 percent unfavorable impact from foreign exchange. Sales declined 21 percent in the U.S. In international markets, sales declined 3 percent, reflecting operational growth of 12 percent and a 15 percent unfavorable impact from foreign exchange. As of June 2009, total combined prescription share for VYTORIN and ZETIA in the U.S. was down versus December 2008 from 10.1 percent to 8.6 percent. In the past, Schering-Plough’s profitability has been largely dependent upon the performance of the cholesterol franchise; while performance of the cholesterol franchise is still material to Schering-Plough, as the product diversity has become stronger (through the OBS acquisition as well as development of other Schering-Plough products) the dependence on the cholesterol franchise is lessening.

Japan is not included in the joint venture with Merck. In the Japanese market, Bayer Healthcare is co-marketing Schering-Plough’s cholesterol-absorption inhibitor, ZETIA, as a monotherapy and co-administered with a statin for use in patients with hypercholesterolemia, familial hypercholesterolemia or homozygous sitosterolemia. ZETIA was launched in Japan during June 2007. Schering-Plough’s sales of ZETIA in Japan under the co-marketing agreement with Bayer Healthcare are recognized in net sales and included in Other Pharmaceuticals. ZETIA sales in Japan totaled $41 million and $72 million for the three and six months ended June 30, 2009, respectively.

License Arrangements with Centocor

REMICADE is prescribed for the treatment of inflammatory diseases such as rheumatoid arthritis, early rheumatoid arthritis, psoriatic arthritis, Crohn’s disease, ankylosing spondylitis, plaque psoriasis and ulcerative colitis. REMICADE is Schering-Plough’s second largest marketed pharmaceutical product line (after the cholesterol franchise). REMICADE is licensed from and manufactured by Centocor, Inc., a Johnson & Johnson company. During 2005, Schering-Plough exercised an option under its contract with Centocor for license rights to develop and commercialize golimumab, a fully human monoclonal antibody which has been filed for approval in Europe. Schering-Plough has exclusive marketing rights to both products outside the U.S., Japan and certain Asian markets. In December 2007, Schering-Plough and Centocor revised their distribution agreement regarding the development, commercialization and distribution of both REMICADE and golimumab, extending Schering-Plough’s rights to exclusively market REMICADE to match the duration of Schering-Plough’s exclusive marketing rights for golimumab. Effective upon regulatory approval of golimumab in the EU, Schering-Plough’s marketing rights for both products will now extend for 15 years after the first commercial sale of golimumab within the EU. After operating expenses and subject to certain adjustments, Schering-Plough currently is entitled to receive an approximately 60 percent share of profits on Schering-Plough’s distribution in the Schering-Plough marketing territory. Beginning in 2010, subject to the approval of golimumab within the EU, share of profits will change over time to a 50 percent share of profits by 2014 for both products and the share of profits will remain fixed thereafter for the remainder of the term. The changes to the duration of REMICADE marketing rights and the profit sharing arrangement for the products are all conditioned on approval of golimumab being granted in the EU prior to September 1, 2014. Schering-Plough may independently develop and market golimumab for a Crohn’s disease indication in its territories, with an option for Centocor to participate. In addition, Schering-Plough and Centocor agreed to utilize an autoinjector device in the commercialization of golimumab and further agreed to share its development costs.

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

Schering-Plough continually reviews the business, including manufacturing operations, to identify actions that will enhance long-term competitiveness. However, Schering-Plough’s manufacturing cost base is relatively fixed, and actions to significantly reduce Schering-Plough’s manufacturing infrastructure, including specific reviews of Schering-Plough’s manufacturing operations that will be made as part of the Productivity Transformation Program involve complex issues. As a result, shifting products between manufacturing plants can take many years due to construction and regulatory requirements, including revalidation and registration requirements. As part of the Productivity Transformation Program, during 2009, actions have begun to create greater efficiency in the global supply chain. Future events and decisions may lead to asset impairments or related costs.

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

Consolidated Net sales for the three months ended June 30, 2009 totaled $4.6 billion, a decrease of $274 million or 6 percent compared with the same period in 2008, including an estimated unfavorable impact of 10 percent from foreign exchange. For the six months ended June 30, 2009, consolidated net sales totaled $9.0 billion, a decrease of $537 million or 6 percent as compared to the same period in 2008, including an estimated unfavorable impact of 10% from foreign exchange. For the three months and six months ended June 30, 2009, net sales outside the U.S. totaled $3.2 billion and $6.1 billion, respectively. Net sales outside the U.S. approximated 68 percent of consolidated net sales, for both periods.

Net sales for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase			Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
	(Dollars in millions)		(%)	(Dollars in millions)		(%)

PRESCRIPTION PHARMACEUTICALS	$3,589	$3,702	(3%)	$6,968	$7,259	(4%)
REMICADE	565	557	2%	1,083	1,064	2%
NASONEX	321	311	3%	627	618	1%
TEMODAR	256	251	2%	503	487	3%
PEGINTRON	215	229	(6%)	430	454	(5%)
CLARINEX/AERIUS	226	240	(6%)	400	454	(12%)
FOLLISTIM/PUREGON	145	162	(11%)	275	308	(10%)
NUVARING	129	116	11%	244	212	15%
CLARITIN Rx	96	111	(13%)	228	239	(4%)
AVELOX	71	67	7%	180	209	(14%)
INTEGRILIN	73	78	(7%)	149	152	(2%)
REBETOL	67	70	(4%)	134	130	3%
CAELYX	68	78	(14%)	128	152	(16%)
REMERON	50	61	(18%)	100	129	(22%)
ZEMURON	33	67	(51%)	65	130	(50%)
Other Pharmaceutical	1,274	1,304	(2%)	2,422	2,521	(4%)
ANIMAL HEALTH	677	818	(17%)	1,307	1,540	(15%)
CONSUMER HEALTH CARE	381	401	(5%)	765	778	(2%)
OTC	184	181	2%	416	389	7%
OTC CLARITIN	108	120	(10%)	257	258	—
MIRALAX	36	28	30%	73	54	36%
Other OTC	40	33	22%	86	77	11%
Foot Care	101	105	(4%)	174	190	(8%)
Sun Care	96	115	(17%)	175	199	(12%)

CONSOLIDATED NET SALES	$4,647	$4,921	(6%)	$9,040	$9,577	(6%)

Sales of Prescription Pharmaceuticals in the second quarter of 2009 totaled $3.6 billion, a $113 million or 3 percent decrease as compared to the second quarter of 2008. The unfavorable impact of foreign exchange on sales of Prescription Pharmaceuticals was 10 percent. Sales of Prescription Pharmaceuticals for the six months ended June 30, 2009 totaled $7.0 billion, a $291 million or 4 percent decrease as compared to the six months ended June 30, 2008, including an unfavorable impact of foreign exchange of 10 percent.

International net sales of REMICADE, a drug for the treatment of immune-mediated inflammatory disorders such as rheumatoid arthritis, early rheumatoid arthritis, psoriatic arthritis, Crohn’s disease, ankylosing spondylitis, plaque psoriasis, and ulcerative colitis, were up $8 million or 2 percent to $565 million in the second quarter of

2009 and $19 million or 2 percent to $1.1 billion for the six months of 2009, driven by continued market growth, expanded use across indications offset by an unfavorable impact from foreign exchange. Competitive products for the indications referred to above were introduced during 2007, 2008 and 2009.

Global net sales of NASONEX Nasal Spray, a once-daily corticosteroid nasal spray for allergies rose $10 million or 3 percent to $321 million in the second quarter of 2009. Operational sales (sales excluding the impact of foreign exchange) were strong in both the U.S. and internationally as compared to the 2008 period. For the first six months of 2009 sales increased $9 million or 1 percent to $627 million due to strong sales in the U.S. and international markets, offset by an unfavorable impact from foreign exchange. Competitive products were introduced in 2007 and 2008.

Global net sales of TEMODAR Capsules, a treatment for certain types of brain tumors, increased $5 million or 2 percent to $256 million in the second quarter of 2009 and $16 million or 3 percent to $503 million for the six months ended June 30, 2009 due to higher sales in both the U.S. and Japan, offset by an overall unfavorable impact from foreign exchange. TEMODAR lost exclusivity in the European Union (EU) in 2009.

Global net sales of PEGINTRON Powder for Injection, a pegylated interferon product for treating hepatitis C, decreased 6 percent to $215 million in the second quarter of 2009. For the first six months of 2009, PEGINTRON decreased 5 percent to $430 million, primarily due to an unfavorable impact from foreign exchange and lower sales in the U.S.

Global net sales of CLARINEX (marketed as AERIUS in many countries outside the U.S.), for the treatment of seasonal outdoor allergies and year-round indoor allergies, decreased 6 percent to $226 million in the second quarter of 2009 and decreased 12 percent to $400 million for the first six months of 2009, primarily due to an unfavorable impact from foreign exchange and lower sales in the U.S.

International net sales of CLARITIN in the prescription business decreased 13 percent to $96 million in the second quarter of 2009 and decreased 4 percent to $228 million for the first six months in 2009, as compared to 2008, primarily due to an unfavorable impact of foreign exchange.

Global net sales of FOLLISTIM/PUREGON, a recombinant follicle-stimulating hormone for treating infertility, were $145 million in the second quarter of 2009, a decrease of 11 percent from the prior year period. For the six months ended June 30, 2009, global net sales decreased by 10 percent to $275 million, compared to 2008, primarily due to an unfavorable impact of foreign exchange. FOLLISTIM/PUREGON will lose patent exclusivity in the EU in 2009.

Global net sales of NUVARING, a contraception product, were $129 million, a 11 percent increase compared to the second quarter of 2008 and $244 million for the first six months of 2009, a 15 percent increase compared to 2008. This increase was primarily due to growth in the U.S. and international markets partially offset by the impact of unfavorable foreign exchange.

Net sales of AVELOX, a fluoroquinolone antibiotic for the treatment of certain respiratory and skin infections, sold primarily in the U.S. by Schering-Plough as a result of its license agreement with Bayer, increased by $4 million or 7 percent to $71 million in the second quarter of 2009. For the first six months of 2009, net sales decreased by 14 percent to $180 million, primarily due to a weak respiratory tract infection season.

Global net sales of INTEGRILIN Injection, a glycoprotein platelet aggregation inhibitor for the treatment of patients with acute coronary syndrome, which is sold primarily in the U.S. by Schering-Plough, decreased 7 percent to $73 million in the second quarter of 2009. For the six months ended June 30, 2009, sales were $149 million, a decrease of 2 percent compared to 2008.

International net sales of CAELYX, for the treatment of ovarian cancer, metastatic breast cancer and Kaposi’s sarcoma, decreased 14 percent to $68 million in the second quarter of 2009, and decreased 16 percent to $128 million for the first six months of 2009 compared to 2008, primarily due to unfavorable foreign exchange.

Other pharmaceutical net sales include a large number of lower sales volume human prescription pharmaceutical products in the second quarter of 2009. Several of these products are sold in limited markets outside the U.S., and many are multiple-source products no longer protected by patents. These products include treatments for respiratory, cardiovascular, dermatological, infectious, oncological and other diseases.

Animal Health global net sales totaled $677 million in the 2009 second quarter, a 17 percent decrease as compared to $818 million in the second quarter of 2008. Excluding the unfavorable impact of foreign exchange of 10 percent, Animal Health sales would have been down by 7 percent as compared to the second quarter of 2008. The sales decline was a result of the overall economic environment, difficult comparisons against the 2008 launch of bluetongue vaccine and the impact of 2008 product divestitures. For the six months ended June 30, 2009, Animal Health sales decreased by 15 percent from $1.5 billion to $1.3 billion. The Animal Health segment’s sales growth rate is impacted by intense competition and the frequent introduction of generic products.

Global net sales of Consumer Health Care products, which include OTC, foot care and sun care products, decreased $20 million or 5 percent versus year-ago to $381 million in the second quarter of 2009. The decrease in sales is primarily due to lower sales of sun care products, which primarily reflected the impact of unseasonable weather conditions in many parts of the U.S. Higher sales of MIRALAX helped offset lower sales of OTC CLARITIN. Global net sales of Consumer Health Care products for the first six months of 2009 decreased 2 percent to $765 million. Future sales in the Consumer Health Care segment are difficult to predict because the consumer health care market is highly competitive, with heavy advertising to consumers and frequent competitive product introductions.

Costs, Expenses and Equity Income

A summary of costs, expenses and equity income for the three and six months ended June 30, 2009 and 2008 is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase			Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
	(Dollars in millions)%			(Dollars in millions)%

Gross margin	65.1%	61.2%	3.9%	66.6%	57.8%	8.8%
Selling, general and administrative (SG&A)	$1,626	$1,870	(13%)	$3,119	$3,547	(12%)
Research and development (R&D)	863	906	(5%)	1,667	1,786	(7%)
Other expense/(income), net	106	134	(21%)	194	229	(15%)
Special and acquisition related charges	29	94	(69%)	104	117	(11%)
Equity income from cholesterol joint venture	(370)	(493)	(25%)	(770)	(1,010)	(24%)

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

Gross margin

Gross margin increased to 65.1 percent in the second quarter of 2009 and 66.6 percent for the first six months of 2009 as compared to 61.2 percent and 57.8 percent for the second quarter and first six months of 2008. Gross margin for the three and six months ended June 30, 2009 was unfavorably impacted by $131 million and $256 million, respectively, of amortization of fair values of primarily intangible assets in 2009. Gross margin for the three and six months ended June 30, 2008 was unfavorably impacted by $354 million and $1.0 billion of purchase accounting items included in cost of sales.

Selling, general and administrative

Selling, general and administrative expenses (SG&A) were $1.6 billion in the second quarter of 2009 and $3.1 billion in the first six months of 2009, down 13 percent compared to the second quarter of 2008 and lower 12 percent versus the first six months of 2008, primarily due to the impact of foreign exchange and Productivity Transformation Program actions.

Research and development

Research and development (R&D) spending decreased 5 percent to $863 million in the second quarter of 2009 due primarily to the impact of foreign exchange. For the six months ended June 30, 2009, R&D spending decreased 7 percent to $1.7 billion as compared to 2008 due to Productivity Transformation Program actions, the timing of clinical trials and related activities and the impact of foreign exchange. Changes in R&D spending also reflect the timing of Schering-Plough’s funding of both internal research efforts and research collaborations with various partners to discover and develop a steady flow of innovative products.

Other expense/(income), net

Schering-Plough had $106 million and $194 million of other expense, net, for the three and six months ended June 30, 2009, respectively, as compared to $134 million and $229 million of other expense, net, for the three and six months ended June 30, 2008. The decrease in Other expense/(income), net is primarily due to lower interest expense due to the pay down of the Euro-denominated term loan, partially offset by lower rates on invested cash balances.

Special, merger and acquisition-related charges

Special, merger and acquisition-related charges relate to Productivity Transformation Program activities as well as planned merger related costs. For the three and six months ended June 30, 2009, special, merger and acquisition-related charges were $29 million and $104 million, respectively. The costs for the three and six months ended June 30, 2009 included $18 million and $74 million, respectively, of employee termination costs. For the three and six months ended June 30, 2008, special and acquisition-related charges were $94 million and $117 million, respectively.

The following table summarizes activities reflected in the condensed consolidated financial statements related to the Productivity Transformation Program, for the six months ended June 30, 2009:

	Charges Included in
			Special,
			Merger and
			Acquisition-
		Research and	Related	Total	Cash	Non-cash	Accrued
	Cost of Sales	Development	Charges	Charges	Payments	Charges	Liability
	(Dollars in millions)

Accrued liability at January 1, 2009							$155
Employee termination costs	$—	$—	$74	$74	$(113)	$—	(39)
Accelerated depreciation	7	2	—	9	—	9	—
Foreign exchange and other	—	—	—	—	(1)	(4)	(5)

Total	$7	$2	$74	$83	$(114)	$5

Accrued liability at June 30, 2009							$111

The following table summarizes activities reflected in the condensed consolidated financial statements related to the Productivity Transformation Program, for the six months ended June 30, 2008:

	Special and
	Acquisition-
	Related	Total	Cash	Non-cash	Accrued
	Charges	Charges	Payments	Charges	Liability
	(Dollars in millions)

Accrued liability at January 1, 2008					$174
Employee termination costs	$84	$84	$(97)	$42	29

Accrued liability at June 30, 2008					$203

For the three months ended June 30, 2008, special and acquisition-related charges totaled $94 million ($77 million of employee termination costs and $17 million of other OBS acquisition-related costs). For the six months ended June 30, 2008, special and acquisition-related charges totaled $117 million ($84 million of employee termination costs and $33 million of other OBS acquisition-related costs).

Equity income

Sales of the Merck/Schering-Plough cholesterol joint venture for the three and six months ended June 30, 2009 totaled $1.0 billion and $2.0 billion, respectively, as compared to $1.2 billion and $2.4 billion for the three and six months ended June 30, 2008.

Equity income from the Merck/Schering-Plough cholesterol joint venture totaled $370 million and $770 million for the three and six months ended June 30, 2009 as compared to $493 million and $1.0 billion for the three and six months ended June 30, 2008 due primarily to decreased sales of cholesterol products.

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

Provision for Income Taxes

Tax expense was $102 million and $231 million for the three and six months ended June 30, 2009. Tax expense was $40 million and $89 million for the three and six months ended June 30, 2008. The tax provision for the three and six months ended June 30, 2009 included tax benefits of $27 million and $59 million, respectively, primarily related to the amortization of fair values of certain assets acquired as part of the OBS acquisition. The tax provision for the three and six months ended June 30, 2008 included tax benefits of $80 million and $191 million, respectively, primarily related to the amortization of fair values of certain assets acquired as part of the OBS acquisition. The income tax expense primarily relates to foreign taxes and does not include any benefit related to U.S. operating losses.

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

LIQUIDITY AND FINANCIAL RESOURCES

Discussion of Cash Flow

	Six Months
	Ended June 30,
	2009	2008
	(Dollars in
	millions)

Cash flow provided by operating activities	$1,582	$1,384
Cash flow used for investing activities	(1,721)	(329)
Cash flow used for financing activities	(292)	(649)

Operating Activities

In the first six months of 2009, operating activities provided $1.6 billion of cash, compared with net cash provided by operations of $1.4 billion in the first six months of 2008. The increase in operating cash was primarily due to the timing of payments for Other liabilities. During the six months ended June 30, 2009, Schering-Plough contributed $136 million to its U.S. pension plans.

Investing Activities

Net cash used for investing activities during the first six months of 2009 was $1.7 billion and primarily relates to net purchases of short-term investments of $1.4 billion and capital expenditures of $333 million. Net cash used for investing activities for the first six months of 2008 was $329 million and included $370 million of capital expenditures partially offset by proceeds from the disposition of property and equipment of $31 million and the maturity of short-term investments of $10 million.

Financing Activities

Net cash used for financing activities was $292 million for the first six months of 2009, compared to $649 million of cash used for financing activities for the same period in 2008. Uses of cash for financing activities for the six months ended June 30, 2009 and 2008 included the payment of dividends on common and preferred shares of $287 million and $286 million, respectively. Schering-Plough also paid down $70 million of long-term debt during the six months ended June 30, 2009.

Other Discussion of Cash Flows

At June 30, 2009, Schering-Plough had net debt (total debt less cash, cash equivalents and short-term investments) of approximately $3.8 billion. Cash generated from operations and available cash and short-term investments are expected to provide Schering-Plough with the ability to fund cash needs for the intermediate term. Schering-Plough expects to contribute approximately $420 million to its retirement plans during the remainder of 2009.

Borrowings and Credit Facilities

At June 30, 2009 and December 31, 2008, short-term borrowings and current portion of long-term debt totaled $261 million and $245 million, respectively.

Total debt at June 30, 2009 was $8.2 billion, in line with the total debt balance at December 31, 2008. Total debt includes Euro-denominated notes and a Euro-denominated term loan. The reduction in the total debt balance related to the pay down in the Euro-denominated term loan and the impact of foreign currency translation. The pay down of long-term debt included an early principal repayment of Euro 50 million ($70 million) in the first quarter of 2009 which resulted in a decrease in the Floating rate Euro-denominated term loan due 2012. There was no prepayment penalty associated with this principal payment. The reported U.S. dollar amounts of outstanding debt balances and interest expense on the Euro-denominated term loan will fluctuate due to the impact of foreign currency translation.

Schering-Plough has a $2.0 billion credit facility with a syndicate of banks available for general corporate purposes. This facility has a floating interest rate, matures in August 2012 and is used primarily to support Schering-Plough’s commercial paper borrowings. As of June 30, 2009, no borrowings were outstanding under this facility.

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

In February 2006, Schering-Plough began the Global Clinical Harmonization Program for building clinical excellence (in trial design, execution and tracking), which is strengthening Schering-Plough’s scientific and compliance rigor on a global basis. In 2007, certain aspects of the Global Clinical Harmonization Program were implemented, and significant work continued in 2008 and is expected to continue for several years. Schering-

Plough intends to continue upgrading skills, processes and systems in clinical practices and pharmacovigilance. Schering-Plough remains committed to accomplish this work and to invest significant resources in this area.

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

Clinical trials and post-marketing surveillance of certain marketed drugs of competitors within the industry have raised safety concerns that have led to recalls, withdrawals or adverse labeling of marketed products. In addition, these situations have raised concerns among some prescribers and patients relating to the safety and efficacy of pharmaceutical products in general. For the past several years, these occurrences have increased. In 2008, the intense media attention to the results of the ENHANCE clinical trial led to some concerns among patients and prescribers about ZETIA and VYTORIN (see discussion under Item 1, “Financial Statements,” Note 17, “Legal, Environmental and Regulatory Matters — Litigation and Investigations relating to the Merck/Schering-Plough Cholesterol Joint Venture”).

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

Some health authorities, such as the PMDA in Japan, have publicly acknowledged a significant backlog in workload due to resource constraints within their agency. Schering-Plough has recently received regulatory approvals for two products in Japan. However, for pending and new applications, the backlog makes timelines difficult to predict. While the PMDA has committed to correcting the backlog and has made some progress over the last two years, it is expected to continue for the foreseeable future.

These and other uncertainties inherent in government regulatory approval processes, including, among other things, delays in approval of new products, formulations or indications, new state marketing regulations, may also affect Schering-Plough’s operations. The effect of regulatory approval processes on operations cannot be predicted.

Schering-Plough has nevertheless achieved a significant number of important regulatory approvals since 2004, including approvals for VYTORIN, BRIDION (in Europe), SIMPONI (in Canada), NOXAFIL, CLARINEX D-24, CLARINEX REDITABS, CLARINEX D-12, SUBOXONE and new indications for TEMODAR and NASONEX. Since 2004, other significant approvals include ASMANEX DPI (Dry Powder for Inhalation) in the U.S., ASMANEX, PEGINTRON, ZETIA, TEMODAR, ESMERON/ESLAX, NASONEX, GANIREST and REMERON in Japan, and new indications for REMICADE. Schering-Plough also has a number of significant regulatory submissions filed in major markets awaiting approval, including golimumab in Europe, sugammadex in the U.S. and SAPHRIS (asenapine) in the U.S.

Schering-Plough’s personnel have regular, open dialogue with the FDA, EMEA and other regulators and review product labels and other materials on a regular basis and as new information becomes known.

Regulatory Reform

In the U.S., the Obama Administration has announced that health care reform, including regulation of pharmaceutical companies and their products, is a priority. A Secretary of the Department of Health and Human Services and an FDA Commissioner were confirmed in 2009. These individuals may initiate changes.

In addition, several states (e.g. California, Maine, Massachusetts, Minnesota, Nevada, Vermont, West Virginia) have enacted regulations that restrict certain sales and marketing activities and/or require tracking and disclosure of payments and other financial support to healthcare professionals. The regulations will impact certain marketing practices and potentially increase the cost of compliance. Similar regulations may be proposed by additional states and by the federal government.

The impact of such actions, as well as budget pressures on federal and state governments in the U.S. , and potential changes in U.S. tax laws, cannot be predicted at this time.

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

Given the current uncertainties in the cholesterol markets, it remains difficult to predict the long-term performance of the cholesterol franchise. Currently, Schering-Plough believes that full year 2009 U.S. sales of VYTORIN and ZETIA are expected to be lower than for full year 2008 while international sales, excluding the impact of foreign exchange, should continue to grow.

For full year 2009, Schering-Plough expects Research and development expense to grow in the low-to-mid single-digit range, excluding the impact of foreign exchange.

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

Schering-Plough’s rebate accruals for federal and state governmental programs, including Medicaid and Medicare Part D, at June 30, 2009 and 2008 were $157 million and $125 million, respectively. Commercial discounts, returns and other rebate accruals at June 30, 2009 and 2008 were $404 million and $422 million, respectively. These accruals are established in the period that the related revenue was recognized, resulting in a reduction to sales and the establishment of liabilities, which are included in total current liabilities, or in the case of returns and other receivable adjustments, an allowance provided against accounts receivable.

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

The following summarizes the activity in the accounts related to accrued rebates, sales returns and discounts for the six months ended June 30, 2009 and 2008:

	2009	2008
	(Dollars in millions)

Accrued rebates/returns/discounts, beginning of period	$535	$526

Provision for rebates	352	365
Adjustment to prior-year estimates	(8)	(3)
Payments	(355)	(339)

	(11)	23

Provision for returns	110	92
Purchase-accounting adjustments(1)	—	(9)
Adjustment to prior-year estimates	5	(4)
Returns	(67)	(61)

	48	18

Provision for discounts	449	440
Adjustment to prior-year estimates	—	(5)
Discounts granted	(460)	(455)

	(11)	(20)

Accrued rebates/returns/discounts, end of period	$561	$547

(1)	For the six months ended June 30, 2008, purchase-accounting adjustments include $9 million related to the reversal of return reserves recorded as part of the purchase accounting for OBS. This reversal was recorded as a reduction to goodwill.

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

Material pending legal proceedings involving Schering-Plough are described in Part I, Item 3, “Legal Proceedings,” of the 2008 10-K. The following discussion is limited to material developments to previously reported proceedings and new material legal proceedings, which Schering-Plough, or any of its subsidiaries, became a party during the quarter ended June 30, 2009, or subsequent thereto, but before the filing of this report. This section should be read in conjunction with Part  I, Item 3, “Legal Proceedings” in the 2008 10-K.

Patent Matters

Patent Challenges Under the Hatch-Waxman Act

While Schering-Plough does not currently believe that any pending Paragraph IV certification proceeding under the Hatch-Waxman Act is material, because there is frequently media and investor interest in such proceedings, Schering-Plough is listing the pending proceedings each quarter. Currently, the following are pending:

•	in July 2007, Schering-Plough and its licensor, Cancer Research Technologies, Limited, filed a patent infringement action against companies seeking approval of a generic version of certain strengths of TEMODAR capsules. The trial concluded April 2, 2009. A decision has not yet been rendered;

•	in March 2007, Schering-Plough and an entity jointly owned with Merck filed a patent infringement action against companies seeking approval of a generic version of ZETIA;

•	in September 2006 and dates thereafter, Schering-Plough filed patent infringement actions against companies seeking approval of generic versions of CLARINEX Tablets, CLARINEX Reditabs, CLARINEX D24, and CLARINEX D12. Schering-Plough has settled with all but one defendant. Under the terms of the settlements generic versions of CLARINEX Reditabs, CLARINEX D24, and CLARINEX D12 will be launched no earlier than January 2012 and a generic version of the CLARINEX tablet will be launched no earlier than July 2012, assuming certain conditions are met;

•	on February 18, 2009 Schering-Plough and its licensor filed patent infringement actions against companies seeking approval of a generic version of INTEGRILIN; and

•	on June 30, 2009, Schering-Plough, Bayer Schering Pharma AG, and Bayer Healthcare Pharmaceuticals filed a patent infringement action against companies seeking approval of a generic version of LEVITRA.

Securities and Class Action Litigation

Federal Securities Litigation

Following Schering-Plough’s announcement that the FDA had been conducting inspections of Schering-Plough’s manufacturing facilities in New Jersey and Puerto Rico and had issued reports citing deficiencies concerning compliance with current Good Manufacturing Practices, several lawsuits were filed against Schering-Plough and certain named officers. These lawsuits allege that the defendants violated the federal securities law by allegedly failing to disclose material information and making material misstatements. Specifically, they allege that Schering-Plough failed to disclose an alleged serious risk that a new drug application for CLARINEX would be delayed as a result of these manufacturing issues, and they allege that Schering-Plough failed to disclose the alleged depth and severity of its manufacturing issues. These complaints were consolidated into one action in the U.S. District Court for the District of New Jersey, and a consolidated amended complaint was filed on October 11, 2001, purporting to represent a class of shareholders who purchased shares of Schering-Plough stock from May 9, 2000 through February 15, 2001. The complaint seeks compensatory damages on behalf of the class. The Court certified the shareholder class on October 10, 2003. Notice of pendency of the class action was sent to members of that class in July 2007. On February 18, 2009 the Court signed an order preliminarily approving a settlement agreement. The proposed settlement agreement was presented to the Court on June 1, 2009. The Court took the settlement agreement under advisement.

Litigation and Investigations relating to the Merck/Schering-Plough Cholesterol Joint Venture

On July 15, 2009, Schering-Plough and Merck announced a settlement with a multistate group of 36 Attorneys General that was investigating whether the companies violated state consumer protection laws in connection with the ENHANCE clinical trial or the promotion and marketing of VYTORIN. As part of the civil resolution of these investigations, the companies agreed to reimburse the 35 states and the District of Columbia for their collective investigative costs, which total $5.4 million. The payments under this settlement will be made by the Merck/Schering-Plough Pharmaceuticals cholesterol joint venture. The settlement agreement does not require any further payment.

With respect to VYTORIN and ZETIA, the agreement also includes voluntary assurances of compliance by the companies, including assurances that the companies will continue to comply with various laws and regulations, such as the U.S. Food and Drug Administration (FDA) Amendments Act, the Food, Drug and Cosmetic Act, and various laws requiring truthful and non-misleading marketing of products.

See Schering-Plough’s 2008 10-K, Item 3, “Legal Proceedings” — “Litigation and Investigations relating to the Merck/Schering-Plough Cholesterol Joint Venture” for further information about the Merck/Schering-Plough cholesterol joint venture’s ENHANCE clinical trials and related matters.

Legal Proceedings Related to the Merck Combination

Class Action Suits.  Since the announcement of the proposed combination, several putative class action lawsuits seeking to enjoin the merger, among other things, have been filed on behalf of shareholders of Schering-Plough in federal and state court.

On April 30, 2009, the federal actions were consolidated. On July 23, 2009, Schering-Plough entered into an agreement regarding a settlement of the consolidated federal class action for certain disclosures relating to the proposed merger. See Schering-Plough’s Form 8-K filed July 24, 2009. The agreement to make the additional disclosures does not constitute an acknowledgment that the additional disclosures are required under any applicable state or federal law, statute, rule or regulation. The parties also agreed that plaintiffs’ counsel may apply to the Court for an award of attorneys’ fees and costs.

Two additional putative class action complaints have been filed on behalf of public shareholders of Merck. On June 4, 2009, plaintiffs filed a consolidated class action complaint seeking, among other things, class action status, an order preliminarily and permanently enjoining the proposed combination, rescission of the combination if it is consummated, and attorneys’ fees and expenses. On July 23, 2009, Schering-Plough and Merck entered into an agreement regarding a settlement of these consolidated actions for certain disclosures relating to the proposed merger which had previously been made. The agreement to make the additional disclosures does not constitute an acknowledgment that the additional disclosures are required under any applicable state or federal law, statute, rule or regulation. The parties also agreed that plaintiffs’ counsel may apply to the court for an award of attorneys’ fees and costs.

Centocor Distribution Agreement.  On May 27, 2009, Centocor, a wholly owned subsidiary of Johnson & Johnson, delivered to Schering-Plough a notice initiating an arbitration proceeding to resolve whether, as a result of the proposed merger between Schering-Plough and Merck, Centocor is permitted to terminate Schering-Plough’s rights to distribute and commercialize REMICADE and golimumab in certain territories. The arbitration process involves a number of steps, including the selection of an independent arbitrator, information exchanges and hearings, before a final decision will be reached. The arbitration proceeding is expected to take place over the next 9 to 12 months and could continue after the merger has closed.

Other Matters

French Matter

Based on a complaint to the French competition authority from a competitor in France and pursuant to a court order, the French competition authority has obtained documents from a French subsidiary of Schering-Plough relating to SUBUTEX, one of the products that the subsidiary markets and sells. Any resolution of this matter adverse to the French subsidiary could result in the imposition of civil fines and injunctive or administrative remedies. On July 17, 2007, the Juge des Libertés et de la Détention ordered the annulment of the search and seizure on procedural grounds. On July 19, 2007, the French authority appealed the order to the French Supreme Court. On May 20, 2009, the French Supreme Court overturned that annulment and remanded the case to the Paris Court of Appeal on the basis that the Juge des Libertés et de la Détention had not examined each document to assess whether it should have been seized and whether it had been lawfully seized. The case is now pending before the Paris Court of Appeal.

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

The potential for litigation regarding Schering-Plough’s intellectual property rights always exists and litigation may be initiated by third parties attempting to abridge Schering-Plough’s rights. Even if Schering-Plough is ultimately successful in a particular dispute, Schering-Plough may incur substantial costs in defending its patents and other intellectual property rights. Please refer to “Patent Challenges Under the Hatch-Waxman Act” in Part II, Item 1, “Legal Proceedings” for a list of current Paragraph IV certifications for Schering-Plough products.

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

The U.S. government is considering a number of legislative and regulatory proposals that could adversely affect Schering-Plough’s sales and profit margins. Legislative and regulatory actions under consideration in the U.S. include health care reform initiatives that could significantly alter the market for pharmaceuticals (such as private health insurance expansion, the creation of competing public health insurance plans, a variety of proposals that would reduce government expenditures for prescription drugs to help finance healthcare reform, or, less likely, the eventual transition of the U.S. multiple payer system to a single payer system). Other actions under consideration include proposals for government intervention in pharmaceutical pricing, changes in government reimbursement, an accelerated approval process for “follow-on” biologics, legalization of commercial drug importation into the U.S., and involuntary approval of medicines for OTC use. In addition, individual states have enacted or proposed regulations that restrict certain sales and marketing activities and/or require tracking and disclosure of payments and other financial support to healthcare professionals. Similar regulations may be proposed at the federal level. Such regulations could adversely affect Schering-Plough’s sales and profit margins. Non-governmental trends include consolidation among customers, expansion of managed care practices, and more aggressive pursuit of health care cost containment. Globally, market approval, reimbursement of products, prescribers’ practices and policies of third-party payors may be influenced by health technology assessments performed by governmental bodies, such as the National Institute for Health and Clinical Excellence in the UK, or diverse private sector entities, such as the Blue Cross Blue Shield Technology Assessment Center.

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

A number of intermediaries are involved between drug manufacturers, such as Schering-Plough, and patients who use the drugs. These intermediaries impact the patient’s ability, and their prescribers’ ability, to choose and pay for a particular drug, which may adversely affect sales of a particular Schering-Plough drug. These intermediaries include health care providers, such as hospitals and clinics; payors and their representatives, such as employers, insurers, managed care organizations and governments; and others in the supply chain, such as pharmacists and wholesalers. Examples include: payors that require a patient to first fail on one or more generic, or less expensive branded drugs, before reimbursing for a more effective, branded product that is more expensive; payors that are increasing patient co-payment amounts; hospitals that stock and administer only a generic product to in-patients; managed care organizations that may penalize doctors who prescribe outside approved formularies which may not include branded products when a generic is available; and pharmacists who receive larger revenues when they dispense a generic drug over a branded drug. Further, the intermediaries are not required to routinely provide transparent data to patients comparing the effectiveness of generic and branded products or to disclose their own economic benefits that are tied to steering patients toward, or requiring patients to use, generic products rather than branded products. Reports on comparative effectiveness of alternative treatments, prepared as a result of the additional $1.1 billion in federal financing under the American Recovery and Reinvestment Act (ARRA) of 2009, could begin to appear for therapeutic categories in which Schering-Plough has significant medications and could alter intermediary and patient perceptions of the value of leading Schering-Plough products, affecting health plan coverage and reimbursment and overall market share for these products. In the U.S., possible enactment of health care reform could result in a significant restructuring of intermediaries between manufacturers and patients and their economic incentives, resulting in adverse effects on Schering-Plough’s results of operations, cash flows and financial condition.

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

See Schering-Plough’s 2008 10-K, Item 3, “Legal Proceedings” — “Litigation and Investigations relating to the Merck/Schering-Plough Cholesterol Joint Venture” and Part II, Item 1, “Legal Proceedings” in this 10-Q for further information about the Merck/Schering-Plough cholesterol joint venture’s ENHANCE clinical trials and related matters.

There are other legal matters in which adverse outcomes could negatively affect Schering-Plough’s results of operations, cash flows, financial condition, or business.

Unfavorable outcomes in other pending litigation matters, or in future litigation, including litigation concerning product pricing, securities law violations, product liability claims, ERISA matters, patent and intellectual property disputes, arbitration over the right to retain products, and antitrust matters could preclude the commercialization of products, negatively affect the profitability of existing products and subject Schering-Plough to substantial fines, penalties and injunctive or administrative remedies, including exclusion from government reimbursement programs. Any such result could materially and adversely affect Schering-Plough’s results of operations, cash flows, financial condition, or business.

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

Please refer to “Legal Proceedings” in Part II, Item 1 in this 10-Q for a description of the Centocor arbitration relating to the rights to distribute and commercialize REMICADE and golimumab in certain territories.

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

In addition, Schering-Plough may be impacted by changes in tax laws including tax rate changes, changes to the laws related to the remittance of foreign earnings (deferral), or other limitations impacting the US tax treatment of foreign earnings, new tax laws, and revised tax law interpretations in domestic and foreign jurisdictions.

The anticipated combination of Merck with Schering-Plough creates unique risks in the time leading up to closing, and there are also risks of completing the conditions to closing.

The Agreement of Merger dated March 8, 2009 relating to the proposed combination of Merck with Schering-Plough (the “combination”) generally requires Schering-Plough to operate its business in the ordinary course pending consummation of the proposed combination, but restricts Schering-Plough, without Merck’s consent, from taking certain specified actions until the combination is complete or the Agreement is terminated. Further, until key personnel are notified that they will have a job that they desire with the combined company, there is a risk of losing these key employees, even when there are retention arrangements in place. Additional efforts are needed by every person working at Schering-Plough to prevent a loss of momentum, including in research and development work on the pipeline; sales and marketing efforts relating to current marketed products, as well as the launch of new products; to continue with productivity initiatives, including the Productivity Transformation Program and to avoid disruption of relationships with important stakeholders, including patients, prescribers, clinical trial investigators, private and government customers, suppliers, distributors and regulatory authorities.

Until antitrust and other regulatory approvals, and approval by Schering-Plough and Merck shareholders, are obtained, it cannot be certain that the transaction will close. Schering-Plough will incur significant transaction costs relating to the proposed combination, whether or not the proposed combination is completed. Additionally, matters relating to the combination (including integration planning) may require substantial commitments of time and resources by Schering-Plough, which could otherwise have been devoted to other beneficial opportunities.

While Schering-Plough’s executive management team has deep experience in managing mergers and acquisitions, including complex transactions in the pharmaceutical industry (which will help maintain focus and momentum in the time before closing), many external people, organizations and events will impact the process, events and time it takes to reach closing. Any loss of business opportunities, key personnel or momentum could have material adverse impacts on future business, and as a result future sales and earnings either for Schering-Plough if the proposed combination were not completed or for the combined company. Further, uncertainties about whether the proposed combination will close could impact the stock prices of Schering-Plough and Merck.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

This table provides information with respect to purchases by Schering-Plough of its common shares during the second quarter of 2008.

				Total Number of	Maximum Number
				Shares Purchased as	of Shares that May
			Average	Part of Publicly	Yet Be Purchased
	Total Number of		Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchased		per Share	Programs	Programs

April 1, 2009 through April 30, 2009	1,653,730	(1)	$23.70	N/A	N/A
May 1, 2009 through May 31, 2009	2,677	(1)	$22.91	N/A	N/A
June 1, 2009 through June 30, 2009	13,571	(1)	$24.40	N/A	N/A
Total April 1, 2009 through June 30, 2009	1,669,978	(1)	$23.70	N/A	N/A

(1)	All of the shares included in the table above were repurchased pursuant to Schering-Plough’s stock incentive program and represent shares delivered to Schering-Plough by option holders for payment of the exercise price and tax withholding obligations in connection with stock options and stock awards.

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on May 18, 2009 and shareholders voted on the following matters with the results indicated:

(1) Election of Directors:  Eleven nominees for director were elected for a one-year term by a vote of shares as follows:

	FOR		WITHHOLD
Name of Nominee	# of Shares	% Voted	# of Shares	% Voted

Thomas J. Colligan	1,401,187,387	99.20	11,272,769	0.80
Fred Hassan	1,385,953,815	98.12	26,506,341	1.88
C. Robert Kidder	1,394,710,108	98.74	17,750,048	1.26
Eugene R. McGrath	1,399,972,545	99.12	12,487,612	0.88
Antonio M. Perez	1,400,834,013	99.18	11,626,143	0.82
Patricia F. Russo	1,391,178,729	98.49	21,281,428	1.51
Jack L. Stahl	1,394,832,835	98.75	17,627,321	1.25
Craig B. Thompson, M.D.	1,401,392,763	99.22	11,067,393	0.78
Kathryn C. Turner	1,395,792,286	98.82	16,667,871	1.18
Robert F.W. vanOordt	1,393,651,415	98.67	18,808,741	1.33
Arthur F. Weinbach	1,331,504,220	94.27	80,955,936	5.73

(2) Ratification of Auditors:  The designation by the Audit Committee of Deloitte & Touche LLP to audit the books and accounts of the Company for the year ending December 31, 2009 was ratified with a vote of 1,399,098,025 shares for, 11,798,123 shares against and 1,564,008 abstentions.

(3) Shareholder Proposal on Cumulative Voting:  A shareholder proposal relating to cumulative voting was defeated with a vote of 829,759,450 shares against, 422,641,621 shares for, 3,200,667 abstentions and 156,858,418 broker non-votes.

(4) Shareholder Proposal on Special Meetings:  A shareholder proposal relating to calling Special Meetings was defeated with a vote of 705,132,270 shares against, 546,906,673 shares for, 3,562,795 abstentions and 156,858,418 broker non-votes.

Item 6.	Exhibits

Exhibit
Number	Description	Location

12	Computation of Ratio of Earnings to Fixed Charges.	Attached
15	Awareness letter.	Attached
31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chairman of the Board and Chief Executive Officer.	Attached
31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification for Executive Vice President and Chief Financial Officer.	Attached
32.1	Sarbanes-Oxley Act of 2002, Section 906 Certification for Chairman of the Board and Chief Executive Officer.	Attached

Exhibit
Number	Description	Location

32.2	Sarbanes-Oxley Act of 2002, Section 906 Certification for Executive Vice President and Chief Financial Officer.	Attached
101	The following materials from Schering-Plough Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Statements of Condensed Consolidated Operations, (ii) the Statements of Condensed Consolidated Cash Flows, (iii) the Condensed Consolidated Balance Sheets, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.	Attached

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHERING-PLOUGH CORPORATION
                        (Registrant)

By	/s/ Steven H. Koehler
Steven H. Koehler
Vice President and Controller
(Duly Authorized Officer
and Chief Accounting Officer)

Date: July 24, 2009