Form 10-Q
period 2009-09-30
SCHERING PLOUGH CORP
filed 2009-10-29
CIK 310158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

Common Shares Outstanding as of September 30, 2009: 1,639,151,392

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
CONDENSED CONSOLIDATED BALANCE SHEETS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
SIGNATURES
EX-12
EX-15
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Item 1.	Financial Statements

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS

(Unaudited)
(Amounts in millions, except per share figures)

			Nine Months
	Three Months Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net sales	$4,499	$4,576	$13,539	$14,154

Cost of sales	1,719	1,737	4,738	5,782
Selling, general and administrative	1,511	1,660	4,629	5,208
Research and development	913	893	2,580	2,679
Other expense/(income), net	102	(39)	297	189
Special, merger and acquisition-related charges	29	101	133	218
Equity income	(387)	(434)	(1,157)	(1,444)

Income before income taxes	612	658	2,319	1,522
Income tax expense	97	44	328	133

Net income	515	614	1,991	1,389
Preferred stock dividends	38	38	113	113

Net income available to common shareholders	$477	$576	$1,878	$1,276

Diluted earnings per common share	$0.29	$0.35	$1.13	$0.78

Basic earnings per common share	$0.29	$0.35	$1.14	$0.78

Dividends per common share	$0.065	$0.065	$0.195	$0.195

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

(Unaudited)
(Amounts in millions)

	Nine Months
	Ended
	September 30,
	2009	2008

Operating Activities:
Net income	$1,991	$1,389
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	929	1,813
Accrued share-based compensation	135	170
Special, merger and acquisition-related charges and payments	(54)	115
Gain on sale of divested products	—	(160)
Changes in assets and liabilities:
Accounts receivable	(179)	(132)
Inventories	(129)	(135)
Prepaid expenses and other assets	120	(22)
Accounts payable	28	16
Other liabilities	(217)	(479)

Net cash provided by operating activities	2,624	2,575

Investing Activities:
Capital expenditures	(522)	(542)
Dispositions of property and equipment	48	33
Contributions to benefit-related trusts	(367)	—
Proceeds from divested products, net	23	241
Purchases of short-term investments	(2,035)	—
Maturities of short-term investments	1,554	27
Other, net	(10)	(3)

Net cash used for investing activities	(1,309)	(244)

Financing Activities:
Payments of long-term debt	(71)	(791)
Cash dividends paid to common shareholders	(318)	(317)
Cash dividends paid to preferred shareholders	(113)	(113)
Net change in short-term borrowings	(122)	(207)
Stock option exercises	167	15
Other, net	—	(3)

Net cash used for financing activities	(457)	(1,416)

Effect of exchange rates on cash and cash equivalents	81	(35)

Net increase in cash and cash equivalents	939	880
Cash and cash equivalents, beginning of period	3,373	2,279

Cash and cash equivalents, end of period	$4,312	$3,159

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(Amounts in millions, except per share figures)

	September 30,	December 31,
	2009	2008

ASSETS
Current Assets:
Cash and cash equivalents	$4,312	$3,373
Short-term investments	487	5
Accounts receivable, net	3,127	2,816
Inventories	3,459	3,114
Deferred income taxes	578	435
Prepaid expenses and other current assets	1,203	1,228

Total current assets	13,166	10,971
Property, plant and equipment	11,012	10,440
Less accumulated depreciation	4,088	3,607

Property, net	6,924	6,833
Goodwill	2,879	2,778
Other intangible assets, net	5,981	6,154
Other assets	1,597	1,381

Total assets	$30,547	$28,117

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,709	$1,677
Short-term borrowings and current portion of long-term debt	185	245
Income taxes	232	183
Accrued compensation	967	1,010
Other accrued liabilities	1,996	2,078

Total current liabilities	5,089	5,193
Long-term Liabilities:
Long-term debt, net of current portion	8,033	7,931
Deferred income taxes	1,523	1,551
Other long-term liabilities	3,002	2,913

Total long-term liabilities	12,558	12,395
Commitments and contingent liabilities (Note 17)
Shareholders’ Equity:
2007 Mandatory convertible preferred shares — $1 par value; $250 per share face value; issued: 10 at September 30, 2009 and December 31, 2008	2,500	2,500
Common shares — authorized: 2,400, $.50 par value; issued: 2,132 at September 30, 2009 and 2,118 at December 31, 2008	1,066	1,059
Paid-in capital	5,340	5,045
Retained earnings	10,737	9,181
Accumulated other comprehensive loss	(1,360)	(1,913)

Total	18,283	15,872
Less treasury shares: 493 at September 30, 2009 and 492 at December 31, 2008; at cost	5,383	5,343

Total shareholders’ equity	12,900	10,529

Total liabilities and shareholders’ equity	$30,547	$28,117

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

Third quarter and nine months ended September 30, 2008, income tax expense has been revised from the prior year 10-Q which reflected an overstatement of income tax expense relating to the accounting for the purchase of Organon BioSciences N.V. (OBS). This change resulted in a reduction of income tax expense and a corresponding increase in net income and net income available to common shareholders of $25 million for the third quarter of 2008 and $74 million for the nine months ended September 30, 2008, along with an associated increase in per share amounts.

In November 2007, Schering-Plough acquired OBS, a company that discovers, develops and manufactures human prescription and animal health products.

Schering-Plough has evaluated all subsequent events through October 29, 2009, the date of filing of this 10-Q.

Impact of Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (FASB) issued guidance which is included in the Codification in FASB Accounting Standards Codification (ASC) 105, “Generally Accepted Accounting Principles.” This guidance modifies the Generally Accepted Accounting Principles (GAAP) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB ASC, also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. This guidance is effective for financial statements issued for reporting periods that end after September 15, 2009. Where possible, FASB references have been replaced with ASC references.

As of January 1, 2009, Schering-Plough implemented the transition guidance related to FASB Staff Position (FSP) Emerging Issues Task Force (EITF) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, which is included in the codification in ASC 260-10, “Earnings Per Share” (ASC 260-10). ASC 260-10 requires Schering-Plough to treat unvested deferred stock units as participating securities in accordance with the two-class method in the calculation of both basic and diluted earnings per share. ASC 260-10 must be applied retrospectively. The effect of the retrospective application of ASC 260-10 was not material to Schering-Plough’s earnings per share in 2008, 2007 or 2006.

As of June 30, 2009, Schering-Plough implemented FASB ASC 825-10-65-1, “Financial Instruments” (ASC 825-10-65-1). ASC 825-10-65-1 provides disclosure about fair value of financial instruments in interim as well as in annual financial statements. This guidance is effective for periods ending after June 15, 2009. In the second quarter of 2009, Schering-Plough implemented this guidance. See Note 13, “Financial Instruments.”

Effective January 1, 2008, the Company adopted FASB ASC 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”) with respect to its financial assets and liabilities. In February 2008, the FASB issued updated guidance related to fair value measurements, which is included in the Codification in ASC 820-10, Fair Value Measurements and Disclosures (see Note 14, Fair Value Measurements). The updated guidance provided a one year deferral of the effective date of ASC 820-10 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The implementation of the non-financial items measured on a non-recurring basis did not have a material impact on Schering-Plough’s condensed consolidated financial statements.

In December 2007, the FASB issued guidance which is included in the Codification in ASC 808, “Collaborative Arrangements” (ASC 808), which is effective for calendar-year companies beginning January 1, 2009. ASC 808 clarified the manner in which costs, revenues and sharing payments made to, or received by, a partner in a collaborative arrangement should be presented in the income statement and set forth certain disclosures that should be required in the partners’ financial statements. The implementation of this standard did not have a material impact on Schering-Plough’s condensed consolidated financial statements. Schering-Plough has a number of collaborative arrangements. For collaborative arrangements, sales are generally included in Net sales and payments to collaboration partners are classified in the statement of condensed consolidated operations based on their nature in Cost of sales or Research and development, as appropriate.

In December 2007, the FASB issued guidance which is included in the Codification in ASC 805, “Business Combination” (ASC 805). For calendar-year companies, the standard is applicable to new business combinations occurring on or after January 1, 2009. ASC 805 requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Most significantly, ASC 805 requires that acquisition costs generally be expensed as incurred, certain acquired contingent liabilities be recorded at fair value, and acquired in-process research and development be recorded at fair value as an indefinite-lived intangible asset at the acquisition date. The implementation of this standard did not have a material impact on Schering-Plough’s condensed consolidated financial statements.

In December 2007, the FASB issued guidance which is included in the Codification in ASC 810-10-65-1, “Consolidation” (ASC 810-10-65-1), which is effective for calendar-year companies beginning January 1, 2009. This standard revised the accounting treatment for noncontrolling minority interests of partially-owned subsidiaries. The standard establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The implementation of this standard did not have a material impact on Schering-Plough’s condensed consolidated financial statements.

In March 2008, the FASB issued issued guidance which is included in the Codification in ASC 815-10, “Derivatives and Hedging.” This guidance is effective for calendar-year companies beginning January 1, 2009. The guidance enhances required disclosures regarding derivatives and hedging activities. The implementation of this standard did not have a material impact on Schering-Plough’s condensed consolidated financial statements.

In April 2008, the FASB issued ASC 350, “Intangibles-Goodwill and Other” (ASC 350). ASC 350 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. ASC 350 is effective for calendar-year companies beginning January 1, 2009. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The implementation of this standard did not have a material impact on Schering-Plough’s condensed consolidated financial statements.

In April 2009, the FASB issued updated guidance related to business combinations, which is included in the Codification in ASC 805-20, “Business Combinations — Identifiable Assets, Liabilities and Any Noncontrolling Interest” (ASC 805-20). ASC 805-20 amends the provisions in ASC 805 for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. ASC 805-20 is effective for contingent assets or contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The implementation of this standard did not have a material impact on Schering-Plough’s condensed consolidated financial statements.

In May 2009, the FASB issued guidance which is included in the Codification in ASC 855, “Subsequent Events” (ASC 855). This guidance establishes the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This guidance is effective for interim or annual financial periods ending after June 15, 2009, and as such, became effective for the

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company on June 30, 2009. The implementation of this standard did not have a material impact on Schering-Plough’s condensed consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 166, “Accounting for Transfers of Financial Assets, an amendment of SFAS No. 140” (SFAS 166), which has not yet been codified in the ASC. SFAS 166 amends SFAS No. 140 to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of this Statement shall be applied to transfers that occur on or after the effective date. Schering-Plough is currently assessing the impact of the adoption of SFAS 166.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167), which has not yet been codified in the ASC. SFAS 167 amends certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Schering-Plough is currently assessing the impact of the adoption of SFAS 167.

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, “Fair Value Measurements and Disclosures” (Topic 820) (ASU 2009-05). ASU 2009-05 provided amendments to ASC 820-10, “Fair Value Measurements and Disclosures — Overall,” for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The new guidance is effective for interim and annual periods beginning after August 27, 2009, and applies to all fair-value measurements of liabilities required by GAAP. Schering-Plough is currently assessing the impact of the adoption of ASU 2009-05.

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements,” (amendments to FASB ASC Topic 605, Revenue Recognition ) (ASU 2009-13). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Schering-Plough is currently assessing the impact of the adoption of ASU 2009-13.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	PRODUCTIVITY TRANSFORMATION PROGRAM

Schering-Plough’s Productivity Transformation Program (PTP) is designed to reduce and avoid costs and increase productivity.

The following table summarizes activities reflected in the condensed consolidated financial statements related to the Productivity Transformation Program, for the nine months ended September 30, 2009:

	Charges Included in
			Special,
			Merger and
			Acquisition-			Non-cash
		Research and	Related	Total	Cash	Charges	Accrued
	Cost of Sales	Development	Charges	Charges	Payments	/(Credits)	Liability
	(Dollars in millions)

Accrued liability at January 1, 2009							$155
Employee termination costs	$—	$—	$98	$98	$(156)	$—	(58)
Asset write-offs	5	—	—	5	—	5	—
Inventory write-offs	38	—	—	38	—	38	—
Accelerated depreciation	12	2	—	14	—	14	—
Foreign exchange and other	—	—	—	—	—	(4)	(4)

Total	$55	$2	$98	$155	$(156)	$53

Accrued liability at September 30, 2009							$93

For the three months ended September 30, 2009, special, merger and acquisition-related costs totaled $29 million, of which $24 million related to employee termination costs and $5 million related to the planned merger with Merck & Co., Inc (Merck). Planned merger costs are not included in the table above. For the nine months ended September 30, 2009, special, merger and acquisition-related costs totaled $133 million, of which $98 million related to employee termination costs and $35 million related to the planned merger with Merck.

The following table summarizes activities reflected in the condensed consolidated financial statements related to the Productivity Transformation Program, for the nine months ended September 30, 2008:

	Special, and
	Acquisition-
	Related	Total	Cash	Non-cash	Accrued
	Charges	Charges	Payments	Charges	Liability
	(Dollars in millions)

Accrued liability at January 1, 2008					$174
Employee termination costs	$177	$177	$(197)	$32	12

Accrued liability at September 30, 2008					$186

For the three months ended September 30, 2008, special and acquisition-related charges totaled $101 million ($93 million of employee termination costs and $8 million related to OBS integration activities). For the nine months ended September 30, 2008, special and acquisition-related charges totaled $218 million ($177 million of employee termination costs and $41 million to OBS integration activities).

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

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The unaudited financial information below presents summarized combined financial information for the Merck/Schering-Plough cholesterol joint venture for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in millions)

Net sales	$1,029	$1,102	$3,007	$3,487
Cost of sales	43	41	128	145
Income from operations	746	777	2,116	2,413

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts related to physician details, among other expenses, that are invoiced by Schering-Plough and Merck in the U.S., Canada and Puerto Rico are deducted from income from operations of the cholesterol joint venture.

Schering-Plough’s share of the cholesterol joint venture’s income from operations for the three and nine months ended September 30, 2009 was $357 million and $1.1 billion, respectively. For the three and nine months ended September 30, 2008, Schering-Plough’s share of the cholesterol joint venture’s income from operations were $393 million and $1.3 billion, respectively. Included in Schering-Plough’s share of income from operations is income of $19 million and $83 million, for the three and nine months ended September 30, 2008, respectively, related to the termination of a respiratory joint venture with Merck. In the U.S. market, Schering-Plough receives a greater share of income from operations on the first $300 million of annual ZETIA sales. As a result, Schering-Plough’s share of the cholesterol joint venture’s income from operations is generally higher in the first quarter than in subsequent quarters.

The following information provides a summary of the components of Schering-Plough’s equity income from the cholesterol joint venture for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in millions)

Schering-Plough’s share of income from operations	$357	$393	$1,064	$1,288
Contractual amounts for physician details	35	49	108	172
Elimination of intercompany profit and other, net	(5)	(8)	(15)	(16)

Total equity income from cholesterol joint venture	$387	$434	$1,157	$1,444

At September 30, 2009 and December 31, 2008, Schering-Plough had net receivables (including undistributed income) from the Merck/Schering-Plough Joint Venture of $75 million and $130 million, respectively.

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

A summary of the options, deferred stock units and performance-based deferred stock units granted during the three and nine months ended September 30, 2009 and 2008 is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
		Weighted-		Weighted-		Weighted-		Weighted-
Number of		Average		Average		Average		Average
Underlying Shares	Underlying	Grant-Date	Underlying	Grant-Date	Underlying	Grant-Date	Underlying	Grant-Date
in Thousands	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Stock options	9	$8.53	13	$6.58	7,829	$7.67	13,597	$5.35
Deferred stock units	9	25.55	64	19.79	4,618	22.89	4,772	18.93
Performance-based deferred stock units	—		—	—	1,043	27.93	1,064	19.35

Total Awards	18		77		13,490		19,433

Options generally become exercisable in equal annual installments over a three-year period. The deferred stock units generally vest at the end of a three-year period from the date they were granted. The performance-based deferred stock units vest at the end of a three-year performance period if specific pre-established levels of performance, market conditions and service are met.

The weighted-average assumptions used in the Black-Scholes option pricing model for the three and nine months ended September 30, 2009 and 2008, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Dividend yield	1.1%	1.1%	1.1%	1.1%
Volatility	40.6%	37.0%	41.5%	31.4%
Risk-free interest rate	2.4%	3.2%	1.9%	2.8%
Expected term of options (in years)	4.5	4.5	4.5	4.5

Total compensation expense related to stock options, deferred stock units and performance-based deferred stock units for the three and nine months ended September 30, 2009 was $53 million and $135 million, respectively. Total compensation expense related to stock options, deferred stock units and performance-based deferred stock units for the three and nine months ended September 30, 2008 was $52 million and $171 million, respectively.

At September 30, 2009, the total remaining unrecognized compensation cost related to the performance-based deferred stock units granted in 2009 amounted to $23 million, which will be amortized over the weighted-average remaining requisite service period of 2.25 years. The remaining unrecognized compensation cost for the performance-based deferred stock units may vary each reporting period based on changes in the expected achievement of performance measures.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	OTHER EXPENSE/(INCOME), NET

The components of other expense/(income), net are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in millions)

Interest cost incurred	$119	$140	$348	$428
Less: amount capitalized on construction	(6)	(4)	(16)	(14)

Interest expense	113	136	332	414
Interest income	(6)	(19)	(17)	(58)
Foreign exchange (gains)/losses	(5)	4	(18)	10
Gain on sales of assets	—	(160)	—	(177)

Total other expense/(income), net	$102	$(39)	$297	$189

In September 2008, Schering-Plough completed its previously announced divestitures of certain Animal Health products as required by regulatory agencies in the U.S. and Europe in connection with the acquisition of OBS. As a result of these divestitures, Schering-Plough recognized a gain of $160 million ($149 million after tax). In addition, during the nine months ended September 30, 2008, Schering-Plough recognized a gain of $17 million ($12 million after tax) on the sale of a manufacturing site. These gains were included in Gain on sales of assets. Net cash proceeds from the divested animal health products were $210 million.

During 2008, Schering-Plough participated in health care refinancing programs adopted by local government fiscal authorities in a major European market. During the three and nine months ended September 30, 2008, Schering-Plough transferred $47 million of its trade accounts receivables owned by a foreign subsidiary to third-party financial institutions without recourse. The transfer of trade accounts receivable qualified as sales of accounts receivable under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” For the three and nine months ended September 30, 2008, the transfer of these trade accounts receivable did not have a material impact on Schering-Plough’s Statements of Condensed Consolidated Operations. Cash flows from these transactions are included in the change in accounts receivable in operating activities.

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

The components of net pension expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in millions)

Service cost	$54	$54	$157	$162
Interest cost	61	58	177	176
Expected return on plan assets	(59)	(59)	(172)	(178)
Amortization, net	11	7	32	20
Settlement	1	—	1	—

Net pension expense	$68	$60	$195	$180

The components of other post-retirement benefits expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in millions)

Service cost	$6	$7	$18	$21
Interest cost	9	10	27	29
Expected return on plan assets	(2)	(3)	(8)	(9)
Amortization, net	(1)	1	(3)	3

Net other post-retirement benefits expense	$12	$15	$34	$44

For the three and nine months ended September 30, 2009, Schering-Plough made regular contributions of $30 million and $216 million, respectively, to its retirement plans. For the three and nine months ended September 30, 2008, Schering-Plough contributed $57 million and $153 million, respectively, to its retirement plans. Schering-Plough expects to make regular contributions of approximately $40 million to its retirement plans during the remainder of 2009.

In addition, in 2009 Schering-Plough contributed an aggregate of $367 million of cash equivalents to non-qualified trusts designated to fund certain pension and other employee benefit payments related to the planned combination with Merck. These amounts are included in Other assets in the Condensed Consolidated Balance Sheets. Further, Schering-Plough expects to fund certain deferred compensation plan requirements in the approximate amount of $170 million during the remainder of 2009.

8.	EARNINGS PER COMMON SHARE

As of January 1, 2009, Schering-Plough began to treat unvested deferred stock units as participating securities in accordance with the two-class method in the calculation of both basic and diluted earnings per share. This was also applied retrospectively. The effect of the retrospective application of this method was not material to Schering-Plough’s earnings per share in 2008.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the components of basic and diluted earnings per common share computations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in millions)

Reconciliation of undistributed earnings:
Net income available to common shareholders	$477	$576	$1,878	$1,276
Less: Dividends on common stock	106	106	318	317
Less: Dividends on unvested participating securities	1	1	4	3

Undistributed earnings(1)	$370	$469	$1,556	$956

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars and shares in millions)

Basic earnings per common share computation:
Net income available to common shareholders	$477	$576	$1,878	$1,276
Less: Dividend equivalents on unvested participating securities	1	1	4	3
Less: Undistributed earnings allocated to unvested participating securities(1)	4	5	17	11

Undistributed earnings allocated to common shareholders	$472	$570	$1,857	$1,262

EPS denominator:
Weighted-average shares outstanding for basic earnings per common share	1,637	1,626	1,632	1,623
Basic earnings per common share	$0.29	$0.35	$1.14	$0.78

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars and shares in millions)

Diluted earnings per common share computation:
Net income available to common shareholders	$477	$576	$1,878	$1,276
Add: Preferred stock dividends(3)	—	—	—	—
Less: Dividend equivalents on unvested participating securities	1	1	4	3
Less: Undistributed earnings allocated to unvested participating securities(1)	4	5	17	11

	$472	$570	$1,857	$1,262

EPS denominator calculation:
Weighted-average shares outstanding for basic earnings per common share	1,637	1,626	1,632	1,623
Dilutive effect of options(2)	12	2	7	3
Dilutive effect of preferred shares(3)	—	—	—	—

Weighted-average shares outstanding for diluted earnings per common share	1,649	1,628	1,639	1,626

Diluted earnings per common share	$0.29	$0.35	$1.13	$0.78

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	For the three and nine months ended September 30, 2009, 17 million of unvested outstanding deferred stock units and performance-based deferred stock units are considered participating securities. For the three and nine months ended September 30, 2008, 18 million of unvested outstanding deferred stock units and performance-based deferred stock units are considered participating securities. The undistributed earnings are allocated to both common shares and unvested participating securities in computing the earnings per share under the two-class method.

(2)	For the three and nine months ended September 30, 2009, 34 million and 38 million, respectively, of equivalent common shares issuable under Schering-Plough’s stock incentive plans were excluded from the computation of diluted EPS because their effect would have been antidilutive. For the three and nine months ended September 30, 2008, 54 million and 53 million, respectively, of equivalent common shares issuable under Schering-Plough’s stock incentive plans were excluded from the computation of diluted EPS because their effect would have been antidilutive.

(3)	For the three and nine months ended September 30, 2009, approximately 88 million and 89 million of common shares, obtainable upon conversion of Schering-Plough’s 2007 mandatory convertible preferred stock were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. For the three months and nine months ended September 30, 2008 approximately 91 million common shares, obtainable upon conversion of the 2007 mandatory convertible preferred stock were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

9.	COMPREHENSIVE INCOME

Comprehensive income is comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in millions)

Net income	$515	$614	$1,991	$1,389
Foreign currency translation adjustment	341	(732)	535	(282)
Unrealized gain (loss) on investments available for sale	8	(10)	18	(15)

Total comprehensive income/(loss)	$864	$(128)	$2,544	$1,092

10.	INVENTORIES

Inventories consisted of the following:

	September 30,	December 31,
	2009	2008
	(Dollars in millions)

Finished products	$1,126	$1,212
Goods in process	1,948	1,428
Raw materials and supplies	622	679

Total inventories and inventory classified in other non-current assets	$3,696	$3,319

For the nine months ended September 30, 2008, $840 million of amortization of the fair value step-up recorded as part of the OBS acquisition are included in Depreciation and amortization in the condensed consolidated statements of cash flows.

Included in Other assets (non-current) at September 30, 2009 and December 31, 2008 was $237 million and $205 million, respectively, of inventory not expected to be sold within one year.

11.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $2,879 million at September 30, 2009 as compared to $2,778 million at December 31, 2008. The increase was due to foreign currency translation.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of other intangible assets, net are as follows:

	September 30, 2009			December 31, 2008
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
			(Dollars in millions)

Patents	$3,983	$725	$3,258	$3,803	$418	$3,385
Trademarks and other	2,854	294	2,560	2,756	180	2,576
Licenses and other	806	643	163	796	603	193

Total other intangible assets	$7,643	$1,662	$5,981	$7,355	$1,201	$6,154

These intangible assets are amortized on the straight-line method over their respective useful lives. The residual value of intangible assets is estimated to be zero. Amortization expense for the three months ended September 30, 2009 and 2008 was $139 million and $148 million, respectively and $401 million and $439 million for the nine months ended September 30, 2009 and 2008, respectively. Annual amortization expenses related to these intangible assets for the years 2009 to 2013 is expected to be approximately $535 million.

12.	BORROWINGS

Schering-Plough’s outstanding borrowings at September 30, 2009 and December 31, 2008 were as follows:

	September 30,	December 31,
	2009	2008
	(Dollars in millions)

Short-term
Short-term borrowings and current portion of long-term debt	$184	$244
Current portion of capital leases	1	1

Total short-term borrowings and current portion of long-term debt	$185	$245

Long-term
5.00% senior unsecured Euro-denominated notes due 2010	$732	$698
Floating rate Euro-denominated term loan due 2012	659	698
5.30% senior unsecured notes due 2013	1,248	1,247
5.375% senior unsecured Euro-denominated notes due 2014	2,194	2,090
6.00% senior unsecured notes due 2017	996	995
6.50% senior unsecured notes due 2033	1,143	1,143
6.55% senior unsecured notes due 2037	994	994
Capital leases	21	19
Other long-term borrowings	46	47

Total long-term borrowings, net of current portion	$8,033	$7,931

The decrease in the Floating rate Euro-denominated term loan due 2012 was due to an early principal repayment of Euro 50 million in the first quarter of 2009. No prepayment penalty was incurred relating to this principal repayment. The other changes in outstanding Euro-denominated borrowings at September 30, 2009 were due to foreign currency translation on Euro-denominated debt balances.

13.	FINANCIAL INSTRUMENTS

The table below presents the carrying values and estimated fair values for certain of Schering-Plough’s financial instruments at September 30, 2009 and December 31, 2008. Estimated fair values were determined based on market prices, where available, or dealer quotes. The carrying values of all other financial instruments, including cash and cash equivalents, approximated their estimated fair values at September 30, 2009 and December 31, 2008.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(Dollars in millions)

ASSETS:
Short-term investments	$487	$487	$5	$5
Long-term investments(1)	557	557	157	157

LIABILITIES:
Short-term borrowings and current portion of long-term debt	$185	$185	$245	$245
Long-term debt	8,033	8,926	7,931	7,891

(1)	Long-term investments, which are included in other non-current assets, primarily consist of cash, debt and equity securities held in non-qualified trusts to fund employee benefit obligations. The related employee benefit obligations are included as liabilities in the condensed consolidated balance sheets. These assets can only be used to fund the related employee benefit obligations.

14.	FAIR VALUE MEASUREMENTS

Schering-Plough’s condensed consolidated balance sheet at September 30, 2009 includes the following assets that are measured at fair value on a recurring basis:

		Quoted Prices
		in Active Markets
		for Identical	Significant	Significant
	Total	Assets and	Other Observable	Unobservable
	Fair Value at	Liabilities	Inputs	Inputs
	September 30, 2009	(Level 1)	(Level 2)	(Level 3)
	(Dollars in millions)

Assets
Securities held for employee compensation	$115	$115	$—	$—
Other	10	7	3	—

Total assets	$125	$122	$3	$—

At September 30, 2009 there were no liabilities that were subject to fair value measurement.

The majority of Schering-Plough’s assets measured at fair value on a recurring basis are measured using unadjusted quoted prices in active markets for identical items (Level 1) as inputs, multiplied by the number of units held at the balance sheet date. As of September 30, 2009, assets with fair values measured using significant other observable inputs (Level 2) include measurements using quoted prices for identical items in markets that are not active and measurements using inputs that are derived principally from or corroborated by observable market data.

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

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net sales by segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in millions)

Prescription Pharmaceuticals	$3,548	$3,539	$10,515	$10,798
Animal Health	669	759	1,976	2,299
Consumer Health Care	282	278	1,048	1,057

Consolidated net sales	$4,499	$4,576	$13,539	$14,154

Profit by segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in millions)

Prescription Pharmaceuticals(1)	$705	$653	$2,471	$1,916
Animal Health(1)/(2)	76	222	320	141
Consumer Health Care	58	75	235	243
Corporate and other(3)	(227)	(292)	(707)	(778)

Income before income taxes	$612	$658	$2,319	$1,522

(1)	For the three months ended September 30, 2009, the Prescription Pharmaceuticals and the Animal Health segments’ profits include expense of $108 million and $35 million, respectively, primarily related to the amortization of fair values of intangible assets acquired as part of the OBS transaction. For the nine months ended September 30, 2009, the Prescription Pharmaceuticals and the Animal Health segment’s profits includes expense of $307 million and $99 million, respectively, related to the amortization of fair values of intangible assets acquired as part of the OBS transaction. For the three months ended September 30, 2008, the Prescription Pharmaceuticals and the Animal Health segments’ profits include expense of $112 million and $113 million, respectively, related to purchase accounting items from the OBS transaction. For the nine months ended September 30, 2008, the Prescription Pharmaceuticals segment’s profit and the Animal Health segment’s profits include expense of $715 million and $559 million, respectively, related to purchase accounting items from the OBS transaction.

(2)	For the three and nine months ended September 30, 2008, the profits of the Animal Health segment includes the gain on sale of previously announced divestitures of certain Animal Health products of $160 million. See Note 5, “Other Expense/(Income), net,” for additional information.

(3)	For the three and nine months ended September 30, 2009, “Corporate and other” included special, merger and acquisition related charges of $29 million and $133 million, respectively. For the three and nine months ended September 30, 2008, “Corporate and other” included special and acquisition related charges of $101 million and $218 million, respectively.

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

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales of products comprising 10 percent or more of Schering-Plough’s U.S. or international sales for the three and nine months ended September 30, 2009, were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2009		September 30, 2009
		Percentage of		Percentage of
	Amount	Applicable Sales	Amount	Applicable Sales
	(Dollars in millions)	(%)	(Dollars in millions)	(%)

U.S.
NASONEX	$151	11%	$491	12%
International
REMICADE	608	19%	1,691	18%

For the three and nine months ended September 30, 2009, net sales outside the U.S. totaled $3.2 billion and $9.3 billion, respectively. Net sales outside the U.S. approximated 70 percent and 69 percent of consolidated net sales for the three and nine months ended September 30, 2009, respectively.

Schering-Plough does not disaggregate assets on a segment basis for internal management reporting and, therefore, such information is not presented.

16.	PRODUCT LICENSES

In December 2007, Schering-Plough and Centocor revised their distribution agreement regarding the development, commercialization and distribution of both REMICADE and SIMPONI (golimumab), extending Schering-Plough’s rights to exclusively market REMICADE to match the duration of Schering-Plough’s exclusive marketing rights for SIMPONI. On October 6, 2009 the European Commission approved SIMPONI as a treatment for rheumatoid arthritis and other immune system disorders in two presentations — a novel auto-injector and pre-filled syringe. As a result, Schering-Plough’s marketing rights for both products extend for 15 years from the first commercial sale of SIMPONI in the EU following the receipt of pricing and reimbursement approval within the EU. After operating expenses and subject to certain adjustments, Schering-Plough currently is entitled to receive an approximately 60 percent share of profits on Schering-Plough’s distribution in the Schering-Plough marketing territory. Beginning in 2010, share of profits will change over time to a 50 percent share of profits by 2014 for both products and the share of profits will remain fixed thereafter for the remainder of the term. Schering-Plough may independently develop and market SIMPONI for a Crohn’s disease indication in its territories, with an option for Centocor to participate. In addition, Schering-Plough and Centocor agreed to share certain development costs relating to SIMPONI’s auto-injector delivery system .

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

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Except for the matters discussed in the remainder of this Note, the recorded liabilities for contingencies at September 30, 2009, and the related expenses incurred during the three and nine months ended September 30, 2009, were not material. In the opinion of management, based on the advice of legal counsel, the ultimate outcome of these matters, except matters discussed in the remainder of this Note, is not expected to have a material impact on Schering-Plough’s consolidated results of operations, cash flows or financial condition.

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

ERISA Litigation

On March 31, 2003, Schering-Plough was served with a putative class action complaint filed in the U.S. District Court in New Jersey alleging that Schering-Plough, Schering-Plough’s Employee Savings Plan (Plan) administrator, several current and former directors, and certain former corporate officers breached their fiduciary obligations to certain participants in the Plan. The complaint seeks damages in the amount of losses allegedly suffered by the Plan. The complaint was dismissed on June 29, 2004. The plaintiffs appealed. On August 19, 2005 the U.S. Court of Appeals for the Third Circuit reversed the dismissal by the District Court and the matter has been remanded back to the District Court for further proceedings. On September 30, 2008, the District Court entered an order granting in part, and denying in part, the named putative class representative’s motion for class certification. Schering-Plough thereafter petitioned the United States District Court of Appeals for the Third Circuit for leave to appeal the class certification decision. Schering-Plough’s petition was granted on December 10, 2008 and the appeal is currently pending before the Third Circuit.

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

On July 15, 2009, Schering-Plough and Merck announced a settlement with a multistate group of 36 Attorneys General that was investigating whether the companies violated state consumer protection laws in connection with the ENHANCE clinical trial or the promotion and marketing of VYTORIN. As part of the civil resolution of these investigations, the companies agreed to reimburse the 35 states and the District of Columbia for their collective investigative costs, which totaled $5.4 million. The payments under this settlement were made by the Merck/Schering-Plough Pharmaceuticals cholesterol joint venture. The settlement agreement does not require any further payment.

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

On August 5, 2009, Schering-Plough, Merck and the cholesterol joint venture entered into settlement agreements resolving for a total fixed amount of $41.5 million, civil class action litigation relating to the purchase or use of VYTORIN and ZETIA. The cholesterol joint venture recorded these charges in the second quarter 2009.

The settlements resolve all but one of the class action lawsuits (including claims for attorneys’ fees, costs and nongovernmental liens) that seek economic damages related to the purchase of VYTORIN and ZETIA. The settlements were reached with plaintiffs seeking to represent proposed classes of consumers, insurers and other entities and with a separate group of independently represented health plans that purchased, used or paid money towards the purchase of VYTORIN or ZETIA from the time of the products’ introduction to the market. The agreement with the proposed classes is subject to court approval and certain conditions related to participation. The agreement with the independently represented health plans is not a class settlement and does not require court approval.

Legal Proceedings Related to the Merck Combination

Class Action Suits.  Since the announcement of the proposed combination, several putative class action lawsuits seeking to enjoin the merger, among other things, have been filed on behalf of shareholders of Schering-Plough in federal and state court.

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Centocor Distribution Agreement.  On May 27, 2009, Centocor, a wholly owned subsidiary of Johnson & Johnson, delivered to Schering-Plough a notice initiating an arbitration proceeding to resolve whether, as a result of the proposed merger between Schering-Plough and Merck, Centocor is permitted to terminate Schering-Plough’s rights to distribute and commercialize REMICADE and golimumab (SIMPONI) in certain territories. The arbitration process involves a number of steps, including the selection of an independent arbitrator, information exchanges and hearings, before a final decision will be reached. The arbitration process is expected to continue in 2010.

Tax Matters

In October 2001, IRS auditors asserted that two interest rate swaps that Schering-Plough entered into with an unrelated party should be recharacterized as loans from affiliated companies, resulting in additional tax liability for the 1991 and 1992 tax years. In September 2004, Schering-Plough made payments to the IRS in the amount of $194 million for income tax and $279 million for interest. Schering-Plough filed refund claims for the tax and interest with the IRS in December 2004. Following the IRS’s denial of Schering-Plough’s claims for a refund, Schering-Plough filed suit in May 2005 in the U.S. District Court for the District of New Jersey for refund of the full amount of the tax and interest. On August 28, 2009, the District Court ruled in the Government’s favor. Schering-Plough is considering its options, including appealing the decision. Schering-Plough’s tax reserves were adequate to cover the above-mentioned payments.

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

SCHERING-PLOUGH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On March 9, 2009 Merck & Co., Inc. (Merck) and Schering-Plough announced that their Boards of Directors had unanimously approved a definitive merger agreement under which Merck and Schering-Plough will combine, under the name Merck, in a stock and cash transaction. The merger agreement was filed as an exhibit to Schering-Plough’s Form 8-K dated March 11, 2009. The merger was approved by shareholders of Schering-Plough and Merck on August 7, 2009.

Under the terms of the agreement, Schering-Plough shareholders will receive 0.5767 shares and $10.50 in cash for each share of Schering-Plough. Each Merck share will automatically become a share of the combined company.

The transaction is subject to the satisfaction of customary closing conditions and regulatory approvals, including expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, as well as clearance by certain other foreign jurisdictions. On October 22, 2009 Merck and Schering-Plough received clearance for the transaction from the European Commission under the EC Merger Regulation. Merck and Schering-Plough expect to complete the transaction in the fourth quarter of 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Schering-Plough Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Schering-Plough Corporation and subsidiaries (the “Company”) as of September 30, 2009, and the related statements of condensed consolidated operations for the three and nine-month periods ended September 30, 2009 and 2008, and the statements of condensed consolidated cash flows for the nine-month periods ended September 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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
October 29, 2009

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

Strategy — Focused on Science

In 2003, soon after Fred Hassan was elected as Chairman of the Board and Chief Executive Officer of Schering-Plough Corporation, he initiated a six-to-eight year strategic plan, called the Action Agenda. A key component of the Action Agenda is applying science to meet unmet medical needs. A core strategy of Schering-Plough is to invest substantial funds in scientific research with the goal of creating therapies and treatments that address important unmet medical needs and also have commercial value. Consistent with this core strategy, Schering-Plough has increased its investment in research and development. Schering-Plough has been successful in advancing the pipeline and has several late-stage projects that will require sizable resources to complete. Schering-Plough continues to develop the later-phase pipeline compounds (e.g., sugammadex in the U.S., thrombin receptor antagonist, vicriviroc and boceprevir), and its progressing early pipeline includes drug candidates across a wide range of therapeutic areas.

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

On March 9, 2009, Schering-Plough and Merck announced that their Board of Directors unanimously approved a definitive merger agreement under which Merck and Schering-Plough will combine, under the name Merck, in a stock and cash transaction. The terms of the proposed combination and other information about both companies are included in the Form S-4 (Registration No. 333-159371) declared effective June 24, 2009. The merger was approved by shareholders of Schering-Plough and Merck on August 7, 2009. Among the anticipated strengths of the combined company discussed in the S-4 is the focus of both companies’ cultures on scientific innovation. Unless stated otherwise, all forward-looking information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations does not take into account or give any effect to the impact of Schering-Plough’s planned combination with Merck. See Note 18 to Schering-Plough’s condensed consolidated financial statements, “Merger Agreement with Merck & Co., Inc.” in this 10-Q.

Results and Highlights for the three and nine months ended September 30, 2009:

•	Schering-Plough’s net sales for the three months ended September 30, 2009 totaled $4.5 billion, down 2 percent as compared to the third quarter of 2008, reflecting 4 percent operational growth and an unfavorable impact from foreign exchange of 6 percent. For the nine months ended September 30, 2009, net sales were $13.5 billion, a 4 percent decrease compared to the nine months ended September 30, 2008, including an estimated unfavorable impact of 8 percent from foreign exchange.

•	For the three and nine months ended September 30, 2009, net sales outside the U.S. totaled $3.2 billion and $9.3 billion, respectively. This approximated 70 percent and 69 percent of consolidated net sales for the three and nine months ended September 30, 2009, respectively.

•	Net income available to common shareholders for the three and nine months ended September 30, 2009 was $477 million and $1.9 billion, respectively.

•	Global sales of Schering-Plough’s cholesterol franchise products, VYTORIN and ZETIA, declined 5 percent in the third quarter of 2009 to $1.1 billion, reflecting a 2 percent operational decrease and a 3 percent unfavorable impact from foreign exchange. Sales declined 10 percent in the U.S. In international markets, sales increased 3 percent, reflecting operational growth of 10 percent and a 7 percent unfavorable impact from foreign exchange. Global sales of Schering-Plough’s cholesterol franchise products, VYTORIN and ZETIA, declined 12 percent in the first nine months of 2009 to $3.1 billion, reflecting a 7 percent operational decrease and a 5 percent unfavorable impact from foreign exchange. Sales declined 18 percent in the U.S. In international markets, sales declined 1 percent, reflecting operational growth of 11 percent and a 12 percent unfavorable impact from foreign exchange. ZETIA in Japan, sold under a co-marketing agreement with Bayer, contributed $47 million and $119 million for the three and nine months ended September 30, 2009, respectively, as compared to $24 million and $47 million for the three and nine months ended September 30, 2008, respectively.

•	Equity income was $387 million for the three months ended September 30, 2009 as compared to $434 million for the same period in 2008. For the nine months ended September 30, 2009, equity income totaled $1.2 billion, as compared to $1.4 billion for the same period in 2008.

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

In addition, any potential strategic alternatives may be impacted by the change of control provisions in those arrangements, which could result in VYTORIN and ZETIA being acquired by Merck or REMICADE and golimumab (SIMPONI) reverting back to Centocor. The change in control provision relating to VYTORIN and ZETIA is included in the contract with Merck, filed as Exhibit 10(r) in Schering-Plough’s 2008 10-K, and the change of control provision relating to REMICADE and golimumab (SIMPONI) is contained in the contract with Centocor, filed as Exhibit 10(v) in Schering-Plough’s 2008 10-K. Schering-Plough believes the proposed combination with Merck will not provide for the rights to market REMICADE and golimumab (SIMPONI) reverting to Centocor, and Centocor has initiated arbitration based on Centocor’s belief that the opposite is true. Refer to “Legal Proceedings Related to the Merck combination,“in Part II, Item 1, “Legal Proceedings” of this 10-Q.”

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

The cholesterol-reduction market is the single largest pharmaceutical category in the world. VYTORIN and ZETIA are competing in this market. Global total combined franchise sales of VYTORIN and ZETIA, declined 5 percent in the third quarter of 2009 to $1.1 billion, reflecting a 2 percent operational decrease and a 3 percent unfavorable impact from foreign exchange. Sales declined 10 percent in the U.S. In international markets, sales increased 3 percent, reflecting operational growth of 10 percent and a 7 percent unfavorable impact from foreign exchange. Global sales of Schering-Plough’s cholesterol franchise products, VYTORIN and ZETIA, declined 12 percent in the first nine months of 2009 to $3.1 billion, reflecting a 7 percent operational decrease and a 5 percent unfavorable impact from foreign exchange. Sales declined 18 percent in the U.S. In international markets, sales declined 1 percent, reflecting operational growth of 11 percent and a 12 percent unfavorable impact from foreign exchange. As of September 2009, total combined prescription share for VYTORIN and ZETIA in the U.S. was down versus December 2008 from 10.1 percent to 8.3 percent. In the past, Schering-Plough’s profitability has been largely dependent upon the performance of the cholesterol franchise; while performance of the cholesterol franchise is still material to Schering-Plough, as the product diversity has become stronger (through the OBS acquisition as well as development of other Schering-Plough products) the dependence on the cholesterol franchise is lessening.

Japan is not included in the joint venture with Merck. In the Japanese market, Bayer Healthcare is co-marketing Schering-Plough’s cholesterol-absorption inhibitor, ZETIA, as a monotherapy and co-administered with a statin for use in patients with hypercholesterolemia, familial hypercholesterolemia or homozygous sitosterolemia. ZETIA was launched in Japan during June 2007. Schering-Plough’s sales of ZETIA in Japan under the co-marketing agreement with Bayer Healthcare are recognized in net sales and included in Other Pharmaceuticals. ZETIA sales in Japan totaled $47 million and $119 million for the three and nine months ended September 30, 2009, respectively.

License Arrangements with Centocor

REMICADE is prescribed for the treatment of inflammatory diseases such as rheumatoid arthritis, early rheumatoid arthritis, psoriatic arthritis, Crohn’s disease, ankylosing spondylitis, plaque psoriasis and ulcerative colitis. REMICADE is Schering-Plough’s second largest marketed pharmaceutical product line (after the cholesterol franchise). REMICADE is licensed from and manufactured by Centocor, Inc., a Johnson & Johnson company. During 2005, Schering-Plough exercised an option under its contract with Centocor for license rights to develop and commercialize golimumab (SIMPONI), a fully human monoclonal antibody . Schering-Plough has exclusive marketing rights to both products outside the U.S., Japan and certain Asian markets. In December 2007, Schering-Plough and Centocor revised their distribution agreement regarding the development, commercialization and distribution of both REMICADE and SIMPONI, extending Schering-Plough’s rights to exclusively market REMICADE to match the duration of Schering-Plough’s exclusive marketing rights for SIMPONI. On October 6, 2009 the European Commission approved SIMPONI as a treatment for rheumatoid arthritis and other immune system disorders in two presentations — a novel auto-injector and pre-filled syringe. As a result, Schering-Plough’s marketing rights for both products extend for 15 years from the first commercial sale of SIMPONI in the EU following the receipt of pricing and reimbursement approval within the EU. After operating expenses and subject to certain adjustments, Schering-Plough currently is entitled to receive an approximately 60 percent share of profits on Schering-Plough’s distribution in the Schering-Plough marketing territory. Beginning in 2010, share of profits will change over time to a 50 percent share of profits by 2014 for both products and the share of profits will remain fixed thereafter for the remainder of the term. . Schering-Plough may independently develop and market SIMPONI for a Crohn’s disease indication in its territories, with an option for Centocor to participate. In addition, Schering-Plough and Centocor agreed to share certain development costs relating to SIMPONI’s auto-injector delivery system .

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

Consolidated Net sales for the three months ended September 30, 2009 totaled $4.5 billion, a decrease of $77 million or 2 percent compared with the same period in 2008, including an estimated unfavorable impact of 6 percent from foreign exchange. For the nine months ended September 30, 2009, consolidated net sales totaled $13.5 billion, a decrease of $615 million or 4 percent as compared to the same period in 2008, including an estimated unfavorable impact of 8 percent from foreign exchange. For the three months and nine months ended September 30, 2009, net sales outside the U.S. totaled $3.2 billion and $9.3 billion, respectively. Net sales outside the U.S. approximated 70 percent and 69 percent of consolidated net sales, for the three and nine month periods ended September 30, 2009, respectively.

Net sales for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase			Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
	(Dollars in millions)		(%)	(Dollars in millions)		(%)

PRESCRIPTION PHARMACEUTICALS	$3,548	$3,539	—	$10,515	$10,798	(3%)
REMICADE	608	564	8%	1,691	1,627	4%
NASONEX	266	258	3%	893	876	2%
TEMODAR	278	273	2%	781	760	3%
PEGINTRON	198	235	(16%)	629	689	(9%)
CLARINEX/AERIUS	164	176	(7%)	564	630	(10%)
FOLLISTIM/PUREGON	122	142	(14%)	397	450	(12%)
NUVARING	131	118	11%	375	330	14%
CLARITIN Rx	95	87	9%	323	326	(1%)
AVELOX	70	65	7%	250	274	(9%)
INTEGRILIN	74	84	(12%)	223	236	(5%)
REBETOL	64	63	1%	197	193	2%
CAELYX	67	80	(16%)	195	232	(16%)
REMERON	74	61	21%	174	190	(8%)
ZEMURON	30	72	(59%)	95	202	(53%)
Other Pharmaceutical	1,307	1,261	4%	3,728	3,783	(1%)
ANIMAL HEALTH	669	759	(12%)	1,976	2,299	(14%)
CONSUMER HEALTH CARE	282	278	2%	1,048	1,057	(1%)
OTC	173	160	8%	590	550	7%
OTC CLARITIN	85	92	(7%)	342	350	(2%)
MIRALAX	41	31	33%	114	85	35%
Other OTC	47	37	26%	134	115	16%
Foot Care	92	96	(5%)	266	286	(7%)
Sun Care	17	22	(19%)	192	221	(13%)

CONSOLIDATED NET SALES	$4,499	$4,576	(2%)	$13,539	$14,154	(4%)

Sales of Prescription Pharmaceuticals in the third quarter of 2009 totaled $3.5 billion, roughly flat as compared to the third quarter of 2008. The unfavorable impact of foreign exchange on sales of Prescription Pharmaceuticals was 6 percent. Sales of Prescription Pharmaceuticals for the nine months ended September 30,

2009 totaled $10.5 billion, a $283 million or 3 percent decrease as compared to the nine months ended September 30, 2008, including an unfavorable impact of foreign exchange of 9 percent.

International net sales of REMICADE, a drug for the treatment of immune-mediated inflammatory disorders such as rheumatoid arthritis, early rheumatoid arthritis, psoriatic arthritis, Crohn’s disease, ankylosing spondylitis, plaque psoriasis, and ulcerative colitis, were up $44 million or 8 percent to $608 million in the third quarter of 2009 and $64 million or 4 percent to $1.7 billion for the nine months of 2009, driven primarily by continued market growth, offset by an unfavorable impact from foreign exchange. Competitive products for the indications referred to above were introduced during 2007, 2008 and 2009. In addition, SIMPONI (golimumab), a once-monthly, subcutaneous treatment for certain inflammatory diseases, has been launched in Canada and Germany; launches in other international markets are ongoing or planned.

Global net sales of NASONEX Nasal Spray, a once-daily corticosteroid nasal spray for allergies rose $8 million or 3 percent to $266 million in the third quarter of 2009. Operational sales (sales excluding the impact of foreign exchange) were higher in both the U.S. and internationally as compared to the 2008 period. For the nine months ended September 30, 2009 sales increased $17 million or 2 percent to $893 million due to higher sales in the U.S. and international market, offset by an unfavorable impact from foreign exchange. Competitive products were introduced in 2007 and 2008.

Global net sales of TEMODAR Capsules, a treatment for certain types of brain tumors, increased $5 million or 2 percent to $278 million in the third quarter of 2009 and $21 million or 3 percent to $781 million for the nine months ended September 30, 2009 due to higher sales in both the U.S. and Japan, offset by an overall unfavorable impact from foreign exchange. TEMODAR lost exclusivity in the European Union (EU) in 2009.

Global net sales of PEGINTRON Powder for Injection, a pegylated interferon product for treating hepatitis C, decreased 16 percent to $198 million in the third quarter of 2009. For the nine months ended September 30, 2009, PEGINTRON decreased 9 percent to $629 million, primarily due to an unfavorable impact from foreign exchange and lower sales in the U.S.

Global net sales of CLARINEX (marketed as AERIUS in many countries outside the U.S.), for the treatment of seasonal outdoor allergies and year-round indoor allergies, decreased 7 percent to $164 million in the third quarter of 2009 and decreased 10 percent to $564 million in the nine months ended September 30, 2009, primarily due to an unfavorable impact from foreign exchange and lower sales in the U.S.

Global net sales of FOLLISTIM/PUREGON, a recombinant follicle-stimulating hormone for treating infertility, were $122 million in the third quarter of 2009, a decrease of 14 percent from the prior year period. For the nine months ended September 30, 2009, global net sales decreased by 12 percent to $397 million, compared to 2008, primarily reflecting lower demand for fertility treatments. FOLLISTIM/PUREGON lost patent exclusivity in the EU in 2009.

Global net sales of NUVARING, a contraception product, were $131 million, in the third quarter of 2009, a 11 percent increase compared to the third quarter of 2008 and $375 million for the nine months ended September 30, 2009, a 14 percent increase compared to 2008. This increase was primarily due to growth in the U.S.

International net sales of CLARITIN in the prescription business increased 9 percent to $95 million in the third quarter of 2009 as compared to 2008, primarily due to higher sales in Japan. For the nine months ended September 30, 2009 net sales decreased 1 percent to $323 million, as compared to 2008, primarily due to an unfavorable impact of foreign exchange.

Net sales of AVELOX, a fluoroquinolone antibiotic for the treatment of certain respiratory and skin infections, sold primarily in the U.S. by Schering-Plough as a result of its license agreement with Bayer, increased by $5 million or 7 percent to $70 million in the third quarter of 2009. For the nine months ended September 30, 2009, net sales decreased by 9 percent to $250 million, primarily due to a weak respiratory tract infection season.

Global net sales of INTEGRILIN Injection, a glycoprotein platelet aggregation inhibitor for the treatment of patients with acute coronary syndrome, which is sold primarily in the U.S. by Schering-Plough, decreased 12 percent to $74 million in the third quarter of 2009. For the nine months ended September 30, 2009, sales were $223 million, a decrease of 5 percent compared to 2008.

International net sales of CAELYX, for the treatment of ovarian cancer, metastatic breast cancer and Kaposi’s sarcoma, decreased 16 percent to $67 million and $195 million in the three and nine months ended September 30, 2009, respectively, compared to 2008, primarily due to unfavorable foreign exchange.

Other pharmaceutical net sales include a large number of lower sales volume human prescription pharmaceutical products in the third quarter of 2009. Several of these products are sold in limited markets outside the U.S., and many are multiple-source products no longer protected by patents. These products include treatments for respiratory, cardiovascular, dermatological, infectious, oncological and other diseases.

Animal Health global net sales totaled $669 million in the 2009 third quarter, a 12 percent decrease as compared to $759 million in the third quarter of 2008. Excluding the unfavorable impact of foreign exchange of 7 percent, Animal Health sales would have been down by 5 percent as compared to the third quarter of 2008. The sales decline was primarily due to the overall economic environment, difficult comparisons against the 2008 launch of bluetongue vaccine as well as back orders on certain products due primarily to the ongoing integration of Animal Health manufacturing practices and quality standards. For the nine months ended September 30, 2009, Animal Health sales decreased by 14 percent from $2.3 billion to $2.0 billion. The Animal Health segment’s sales growth rate is impacted by intense competition and the frequent introduction of generic products.

Global net sales of Consumer Health Care products, which include OTC, foot care and sun care products, for the three and nine months ended September 30, 2009 were roughly in line with the 2008 periods. Higher sales of MIRALAX and other OTC products were offset by lower sales of OTC CLARITIN, sun care and foot care products. Competition to MIRALAX was introduced in 2009. Future sales in the Consumer Health Care segment are difficult to predict because the consumer health care market is highly competitive, with heavy advertising to consumers and frequent competitive product introductions.

Costs, Expenses and Equity Income

A summary of costs, expenses and equity income for the three and nine months ended September 30, 2009 and 2008 is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase			Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
	(Dollars in millions)%			(Dollars in millions)%

Gross margin	61.8%	62.0%	(0.2%)	65.0%	59.1%	5.9%
Selling, general and administrative (SG&A)	$1,511	$1,660	(9%)	$4,629	$5,208	(11%)
Research and development (R&D)	913	893	2%	2,580	2,679	(4%)
Other expense/(income), net	102	(39)	N/M	297	189	57%
Special and acquisition related charges	29	101	(71%)	133	218	(39%)
Equity income from cholesterol joint venture	(387)	(434)	(11%)	(1,157)	(1,444)	(20%)

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

Gross margin

Gross margin decreased to 61.8 percent in the third quarter of 2009 as compared to 62 percent for the third quarter of 2008. Gross margin increased to 65.0 percent for the nine months ended September 30, 2009, as compared to 59.1 percent for the nine months ended September 30, 2008. Gross margin for the three and nine months ended September 30, 2009 was unfavorably impacted by $186 million and $449 million, respectively, of amortization of fair values of intangible assets and special charges in 2009. Gross margin for the three and nine months ended September 30, 2008 was unfavorably impacted by $221 million and $1.3 billion of purchase accounting items included in cost of sales.

Selling, general and administrative

Selling, general and administrative expenses (SG&A) were $1.5 billion in the third quarter of 2009 and $4.6 billion in the nine months ended September 30, down 9 percent compared to the third quarter of 2008 and lower 11 percent versus the nine months ended September 30, 2008, primarily due to the impact of foreign exchange and Productivity Transformation Program actions.

Research and development

Research and development (R&D) spending increased 2 percent to $913 million in the third quarter of 2009 related to higher spending for clinical trials and related activities, partially offset by the impact of foreign exchange. For the nine months ended September 30, 2009, R&D spending decreased 4 percent to $2.6 billion as compared to 2008 due to the impact of foreign exchange, Productivity Transformation Program actions and the timing of clinical trials and related activities. Changes in R&D spending also reflect the timing of Schering-Plough’s funding of both internal research efforts and research collaborations with various partners to discover and develop a steady flow of innovative products.

Other expense/(income), net

Schering-Plough had $102 million of other expense/(income), net for the three months ended September 30, 2009 as compared to $39 million of other income, net in 2008. For the nine months ended September 30, 2009 and 2008 other expense/(income), net were $297 million and $189 million, respectively. For the three and nine months ended September 30, 2008, Other expense/(income), net includes $160 million of gain on sale of certain divested animal health products associated with the OBS acquisition.

Special, merger and acquisition-related charges

Special, merger and acquisition-related charges relate to Productivity Transformation Program activities as well as planned merger related costs. For the three and nine months ended September 30, 2009, special, merger and acquisition-related charges were $29 million and $133 million, respectively. The costs for the three and nine months ended September 30, 2009 included $24 million and $98 million, respectively, of employee termination costs. For the three and nine months ended September 30, 2008, special and acquisition-related charges were $101 million and $218 million, respectively.

The following table summarizes activities reflected in the condensed consolidated financial statements related to the Productivity Transformation Program, for the nine months ended September 30, 2009:

	Charges Included in
			Special,
			Merger and
			Acquisition-			Non-cash
		Research and	Related	Total	Cash	Charges	Accrued
	Cost of Sales	Development	Charges	Charges	Payments	/(Credits)	Liability
			(Dollars in millions)

Accrued liability at January 1, 2009							$155
Employee termination costs	$—	$—	$98	$98	$(156)	$—	(58)
Asset write-offs	5	—	—	5	—	5	—
Inventory write-offs	38	—	—	38	—	38	—
Accelerated depreciation	12	2	—	14	—	14	—
Foreign exchange and other	—	—	—	—	—	(4)	(4)

Total	$55	$2	$98	$155	$(156)	$53

Accrued liability at September 30, 2009							$93

The following table summarizes activities reflected in the condensed consolidated financial statements related to the Productivity Transformation Program, for the nine months ended September 30, 2008:

	Special, and
	Acquisition-
	Related	Total	Cash	Non-cash	Accrued
	Charges	Charges	Payments	Charges	Liability
	(Dollars in millions)

Accrued liability at January 1, 2008					$174
Employee termination costs	$177	$177	$(197)	$32	12

Accrued liability at September 30, 2008					$186

For the three months ended September 30, 2008, special and acquisition-related charges totaled $101 million ($93 million of employee termination costs and $8 million related to OBS integration activities). For the nine months ended September 30, 2008, special and acquisition-related charges totaled $218 million ($177 million of employee termination costs and $41 million related to OBS integration activities).

Equity income

Sales of the Merck/Schering-Plough cholesterol joint venture for the three and nine months ended September 30, 2009 totaled $1.0 billion and $3.0 billion, respectively, as compared to $1.1 billion and $3.5 billion for the three and nine months ended September 30, 2008.

Equity income from the Merck/Schering-Plough cholesterol joint venture totaled $387 million and $1.2 billion for the three and nine months ended September 30, 2009 as compared to $434 million and $1.4 billion for the three and nine months ended September 30, 2008 due primarily to decreased sales of cholesterol products.

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

Provision for Income Taxes

Tax expense was $97 million and $328 million for the three and nine months ended September 30, 2009. Tax expense was $44 million and $133 million for the three and nine months ended September 30, 2008. The tax provision for the three and nine months ended September 30, 2009 included tax benefits of $27 million and $99 million, respectively, primarily related to the amortization of fair values of certain assets acquired as part of the OBS acquisition. The tax provision for the three and nine months ended September 30, 2008 included tax benefits of $95 million and $291 million, respectively, primarily related to the amortization of fair values of certain assets acquired as part of the OBS acquisition. The income tax expense primarily relates to foreign taxes and does not include any benefit related to U.S. operating losses.

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

LIQUIDITY AND FINANCIAL RESOURCES

Discussion of Cash Flow

	Nine Months
	Ended September 30,
	2009	2008
	(Dollars in
	millions)

Cash flow provided by operating activities	$2,624	$2,575
Cash flow used for investing activities	(1,309)	(244)
Cash flow used for financing activities	(457)	(1,416)

Operating Activities

In the nine months ended September 30, 2009, operating activities provided $2.6 billion of cash, consistent with net cash provided by operations of $2.6 billion for the nine months ended September 30, 2008.

Investing Activities

Net cash used for investing activities during the nine months ended September 30, 2009 was $1.3 billion and primarily relates to purchases of short-term investments of $2.0 billion, capital expenditures of $522 million, payments of $367 million to non-qualified trusts designated to fund employee benefit payments related to the planned combination with Merck, partially offset by maturities of short-term investments of $1.6 billion. Net cash used for investing activities for the nine months ended September 30, 2008 was $244 million and included $542 million of capital expenditures partially offset by net proceeds from the divested products of $241 million and the disposition of property and equipment of $33 million.

Financing Activities

Net cash used for financing activities was $457 million for the nine months ended September 30, 2009, compared to $1.4 billion of cash used for financing activities for the same period in 2008. Uses of cash for financing activities for the nine months ended September 30, 2009 and 2008 included the payment of dividends on common and preferred shares of $431 million for both periods. Schering-Plough also paid down $70 million of long-term debt during the nine months ended September 30, 2009.

Other Discussion of Cash Flows

At September 30, 2009, Schering-Plough had net debt (total debt less cash, cash equivalents and short-term investments) of approximately $3.4 billion. Cash generated from operations and available cash and short-term investments are expected to provide Schering-Plough with the ability to fund cash needs for the intermediate term. Schering-Plough expects to fund certain deferred compensation plan requirements in the approximate amount of $170 million during the remainder of 2009.

Borrowings and Credit Facilities

At September 30, 2009 and December 31, 2008, short-term borrowings and current portion of long-term debt totaled $185 million and $245 million, respectively.

Total debt at September 30, 2009 was $8.2 billion, in line with the total debt balance at December 31, 2008. Total debt includes Euro-denominated notes and a Euro-denominated term loan. The total debt balance was affected by a pay down in the Euro-denominated term loan offset by the impact of foreign currency translation.

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

Schering-Plough has a $2.0 billion credit facility with a syndicate of banks available for general corporate purposes. This facility has a floating interest rate, matures in August 2012 and is used primarily to support Schering-Plough’s commercial paper borrowings. As of September 30, 2009, no borrowings were outstanding under this facility.

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

Much is still unknown about the science of human health and with every drug there are benefits and risks. Societal and governmental pressures are constantly shifting between the demand for innovation to meet urgent unmet medical needs and aversion to risk. These pressures impact the regulatory environment and the market for Schering-Plough’s products.

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

In February 2006, Schering-Plough began the Global Clinical Harmonization Program for building clinical excellence (in trial design, execution and tracking), which is strengthening Schering-Plough’s scientific and compliance rigor on a global basis. In 2007, certain aspects of the Global Clinical Harmonization Program were implemented, and significant work was completed in 2008. Schering-Plough is committed to strong compliance in this area. Schering- Plough intends to continue upgrading skills, processes and systems in clinical practices and pharmacovigilance. Schering-Plough remains committed to accomplish this work and to invest significant resources in this area.

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

Schering-Plough has nevertheless achieved a significant number of important regulatory approvals since 2004, including approvals for VYTORIN, BRIDION (in Europe), SIMPONI, SAPHRIS, NOXAFIL, CLARINEX D-24, CLARINEX REDITABS, CLARINEX D-12, SUBOXONE and new indications for TEMODAR and NASONEX. Since 2004, other significant approvals include ASMANEX DPI (Dry Powder for Inhalation) in the U.S., ASMANEX, PEGINTRON, ZETIA, TEMODAR, ESMERON/ESLAX, NASONEX, GANIREST and REMERON in Japan, and new indications for REMICADE. Schering-Plough also has a number of significant regulatory submissions filed in major markets awaiting approval, including sugammadex in the U.S.

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

Schering-Plough’s rebate accruals for federal and state governmental programs, including Medicaid and Medicare Part D, at September 30, 2009 and 2008 were $184 million and $130 million, respectively. Commercial discounts, returns and other rebate accruals at September 30, 2009 and 2008 were $402 million and $419 million, respectively. These accruals are established in the period that the related revenue was recognized, resulting in a reduction to sales and the establishment of liabilities, which are included in total current liabilities, or in the case of returns and other receivable adjustments, an allowance provided against accounts receivable.

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

The following summarizes the activity in the accounts related to accrued rebates, sales returns and discounts for the nine months ended September 30, 2009 and 2008:

	2009	2008
	(Dollars in millions)

Accrued rebates/returns/discounts, beginning of period	$535	$526

Provision for rebates	569	566
Adjustment to prior-year estimates	(10)	(7)
Payments	(551)	(544)

	8	15

Provision for returns	154	112
Purchase-accounting adjustments(1)	—	(9)
Adjustment to prior-year estimates	6	(4)
Returns	(108)	(91)

	52	8

Provision for discounts	690	665
Adjustment to prior-year estimates	—	(6)
Discounts granted	(699)	(659)

	(9)	—

Accrued rebates/returns/discounts, end of period	$586	$549

(1)	For the nine months ended September 30, 2008, purchase-accounting adjustments include $9 million related to the reversal of return reserves recorded as part of the purchase accounting for OBS. This reversal was recorded as a reduction to goodwill.

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

PATENT EXPIRATION
PRODUCT	US	EU

REMICADE	No Rights	Aug 2014
NASONEX	Apr 2018	Jan 2015
TEMODAR	Feb 2014	Expired
PEGINTRON
(Conjugate)	Jan 2015	Dec 2018
(Mature INF-alpha)	Aug 2020	Expired
ZETIA	Apr 2017	Oct 2017
VYTORIN	Apr 2017	Apr 2019
CLARINEX/AERIUS
(Composition)	Expired	Feb 2010
(Formulation/Use)	2014-2020	Jul 2019
CLARITIN/OTC
(Ext’d Release Formulation)	Oct 2012	Oct 2013
(Syrup Formulation)	Jun 2018	May 2019
FOLLISTIM/PUREGON	Jun 2015	Aug 2009
NUVARING
(Delivery System)	Apr 2018	Apr 2018
AVELOX	Mar 2014	No Rights
INTEGRILIN	Nov 2014 — Sep 2015	No Rights
REBETOL	Expired	Expired
CAELYX	No Rights	2010
INTRON A	Aug 2020	Expired
PROVENTIL/ALBUTEROL
(Formulation)	Jul 2010	NA
REMERON
(ODT Formulation)	Jan 2010	Sep 2010
SUBUTEX/SUBOXONE	No Rights	Expired
ASMANEX DPI
(Formulation)	Sep 2018	Mar 2018
ELOCON	Expired	Expired
CERAZETTE
(Dose Regimen)	Not marketed	Dec 2012
NOXAFIL	Jul 2019	Dec 2019
IMPLANON
(Use)	Sep 2009	NA
(Delivery system)	Expired	Jul 2013
MERCILON/MARVELON
(Formulation)	Sep 2012	Revoked
LIVIAL	Not marketed	Mar 2010
ZEMURON	Expired	Expired
FORADIL
(Use)	Jan 2018	No Rights
(Device)	Mar 2019	No Rights

Note: Compound patent unless otherwise noted.

Item 1.	Legal Proceedings

Material pending legal proceedings involving Schering-Plough are described in Part I, Item 3, “Legal Proceedings,” of the 2008 10-K. The following discussion is limited to material developments to previously reported proceedings and new material legal proceedings, which Schering-Plough, or any of its subsidiaries, became a party during the quarter ended September 30, 2009, or subsequent thereto, but before the filing of this report. This section should be read in conjunction with Part I, Item 3, “Legal Proceedings” in the 2008 10-K.

Patent Matters

Patent Challenges Under the Hatch-Waxman Act

While Schering-Plough does not currently believe that any pending Paragraph IV certification proceeding under the Hatch-Waxman Act is material, because there is frequently media and investor interest in such proceedings, Schering-Plough is listing the pending proceedings each quarter. Currently, the following are pending:

•	in July 2007, Schering-Plough and its licensor, Cancer Research Technologies, Limited, filed a patent infringement action against companies seeking approval of a generic version of certain strengths of TEMODAR capsules. The trial concluded April 2, 2009. A decision has not yet been rendered;

•	in March 2007, Schering-Plough and an entity jointly owned with Merck filed a patent infringement action against companies seeking approval of a generic version of ZETIA;

•	in September 2006 and dates thereafter, Schering-Plough filed patent infringement actions against companies seeking approval of generic versions of CLARINEX Tablets, CLARINEX Reditabs, CLARINEX D24, and CLARINEX D12. Schering-Plough has settled with all defendants. Under the terms of the settlements generic versions of CLARINEX Reditabs, CLARINEX D24, and CLARINEX D12 will be launched no earlier than January 2012 and a generic version of the CLARINEX tablet will be launched no earlier than July 2012, assuming certain conditions are met;

•	on February 18, 2009 Schering-Plough and its licensor filed patent infringement actions against companies seeking approval of a generic version of INTEGRILIN; and

•	on June 30, 2009, Schering-Plough, Bayer Schering Pharma AG, and Bayer Healthcare Pharmaceuticals filed a patent infringement action against companies seeking approval of a generic version of LEVITRA.

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

On August 5, 2009, Schering-Plough, Merck and the cholesterol joint venture entered into settlement agreements resolving for a total fixed amount of $41.5 million, civil class action litigation relating to the purchase or use of VYTORIN and ZETIA. The cholesterol joint venture recorded these charges in the second quarter 2009.

The settlements resolve all but one of the class action lawsuits (including claims for attorneys’ fees, costs and nongovernmental liens) that seek economic damages related to the purchase of VYTORIN and ZETIA. The settlements were reached with plaintiffs seeking to represent proposed classes of consumers, insurers and other entities and with a separate group of independently represented health plans that purchased, used or paid money towards the purchase of VYTORIN or ZETIA from the time of the products’ introduction to the market. The agreement with the proposed classes is subject to court approval and certain conditions related to participation. The agreement with the independently represented health plans is not a class settlement and does not require court approval.

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

Centocor Distribution Agreement.  On May 27, 2009, Centocor, a wholly owned subsidiary of Johnson & Johnson, delivered to Schering-Plough a notice initiating an arbitration proceeding to resolve whether, as a result of the proposed merger between Schering-Plough and Merck, Centocor is permitted to terminate Schering-Plough’s rights to distribute and commercialize REMICADE and golimumab (SIMPONI) in certain territories. The arbitration process involves a number of steps, including the selection of an independent arbitrator, information exchanges and hearings, before a final decision will be reached. The arbitration process is expected to continue in 2010.

Tax Matters

In October 2001, IRS auditors asserted that two interest rate swaps that Schering-Plough entered into with an unrelated party should be recharacterized as loans from affiliated companies, resulting in additional tax liability for the 1991 and 1992 tax years. In September 2004, Schering-Plough made payments to the IRS in the amount of $194 million for income tax and $279 million for interest. Schering-Plough filed refund claims for the tax and interest with the IRS in December 2004. Following the IRS’s denial of Schering-Plough’s claims for a refund, Schering-Plough filed suit in May 2005 in the U.S. District Court for the District of New Jersey for refund of the full amount of the tax and interest. On August 28, 2009, the District Court ruled in the Government’s favor. Schering Plough is considering its options, including appealing the decision. Schering-Plough’s tax reserves were adequate to cover the above-mentioned payments.

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

Please refer to “Legal Proceedings” in Part II, Item 1 in this 10-Q for a description of the Centocor arbitration relating to the rights to distribute and commercialize REMICADE and golimumab (SIMPONI) in certain territories.

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

The successful development, testing, manufacturing and commercialization of biologics, particularly human and animal health vaccines, is a long, expensive and uncertain process. There are unique risks and uncertainties with biologics, including:

•	There may be limited access to and supply of normal and diseased tissue samples, cell lines, pathogens, bacteria, viral strains and other biological materials. In addition, government regulations in multiple jurisdictions such as the U.S. and European states within the EU, could result in restricted access to, or transport or use of, such materials. If Schering-Plough loses access to sufficient sources of such materials, or if tighter restrictions are imposed on the use of such materials, Schering-Plough may not be able to conduct research activities as planned and may incur additional development costs.

•	The development, manufacturing and marketing of biologics are subject to regulation by the FDA, the EMEA and other regulatory bodies. These regulations are often more complex and extensive than the regulations applicable to other pharmaceutical products. For example, in the U.S., a Biologics License Application, including both preclinical and clinical trial data and extensive data regarding the manufacturing procedures, is required for human vaccine candidates and FDA approval for the release of each manufactured lot.

•	Manufacturing biologics, especially in large quantities, is often complex and may require the use of innovative technologies to handle living micro-organisms. Each lot of an approved biologic must undergo thorough testing for identity, strength, quality, purity and potency. Manufacturing biologics requires facilities specifically designed for and validated for this purpose, and sophisticated quality assurance and quality control procedures are necessary. Slight deviations anywhere in the manufacturing process, including filling, labeling, packaging, storage and shipping and quality control and testing, may result in backorders on certain products, lot failures, product recalls or spoilage. When changes are made to the manufacturing process, Schering-Plough may be required to provide pre-clinical and clinical data showing the comparable identity, strength, quality, purity or potency of the products before and after such changes.

•	Biologics are frequently costly to manufacture because production ingredients are derived from living animal or plant material, and most biologics cannot be made synthetically. In particular, keeping up with the demand for vaccines may be difficult due to the complexity of producing vaccines.

•	The use of biologically derived ingredients can lead to allegations of harm, including infections or allergic reactions, or closure of product facilities due to possible contamination. Any of these events could result in substantial costs.

•	There currently is no process in the U.S. for the submission or approval of generic biologics based upon abbreviated data packages or a showing of sameness to another approved biologic, but there is public dialogue at the FDA and in Congress regarding the scientific and statutory basis upon which such products, known as biosimilars or follow-on biologics, could be approved and marketed in the U.S. Schering-Plough cannot be certain when Congress will create a statutory pathway for the approval of biosimilars, and Schering-Plough cannot predict what impact, if any, the approval of biosimilars would have on the sales of Schering-Plough products in the U.S. In Europe, however, the EMEA has issued guidelines for approving biological products through an abbreviated pathway, and biosimilars have been approved in Europe. If a biosimilar version of one of Schering-Plough’s products were approved in Europe, it could have a negative effect on sales of the product.

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

Until antitrust and other regulatory approvals, are obtained, it cannot be certain that the transaction will close. Schering-Plough will incur significant transaction costs relating to the proposed combination, whether or not the proposed combination is completed. Additionally, matters relating to the combination (including integration planning) may require substantial commitments of time and resources by Schering-Plough, which could otherwise have been devoted to other beneficial opportunities.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

This table provides information with respect to purchases by Schering-Plough of its common shares during the third quarter of 2009.

				Total Number of	Maximum Number
				Shares Purchased as	of Shares that May
			Average	Part of Publicly	Yet Be Purchased
	Total Number of		Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchased		per Share	Programs	Programs

July 1, 2009 through July 31, 2009	5,521	(1)	$24.81	N/A	N/A
August 1, 2009 through August 31, 2009	8,885	(1)	$26.51	N/A	N/A
September 1, 2009 through September 30, 2009	3,050	(1)	$27.79	N/A	N/A
Total July 1, 2009 through September 30, 2009	17,456	(1)	$26.20	N/A	N/A

(1)	All of the shares included in the table above were repurchased pursuant to Schering-Plough’s stock incentive program and represent shares delivered to Schering-Plough by option holders for payment of the exercise price and tax withholding obligations in connection with stock options and stock awards.

Item 6.	Exhibits

Exhibit
Number	Description	Location

12	Computation of Ratio of Earnings to Fixed Charges.	Attached
15	Awareness letter.	Attached
31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chairman of the Board and Chief Executive Officer.	Attached
31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification for Executive Vice President and Chief Financial Officer.	Attached
32.1	Sarbanes-Oxley Act of 2002, Section 906 Certification for Chairman of the Board and Chief Executive Officer.	Attached
32.2	Sarbanes-Oxley Act of 2002, Section 906 Certification for Executive Vice President and Chief Financial Officer.	Attached
101	The following materials from Schering-Plough Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Statements of Condensed Consolidated Operations, (ii) the Statements of Condensed Consolidated Cash Flows, (iii) the Condensed Consolidated Balance Sheets, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.	Attached

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHERING-PLOUGH CORPORATION
                        (Registrant)

By	/s/ Steven H. Koehler
Steven H. Koehler
Vice President and Controller
(Duly Authorized Officer
and Chief Accounting Officer)

Date: October 29, 2009