Form 10-Q
period 2010-03-31
Merck & Co. Inc.
filed 2010-05-07
CIK 310158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 1-6571
Merck & Co., Inc.
One Merck Drive
Whitehouse Station, N.J. 08889-0100
(908) 423-1000

Incorporated in New Jersey	I.R.S. Employer Identification No. 22-1918501
The number of shares of common stock outstanding as of the close of business on April 30, 2010: 3,118,252,244
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Part I — Financial Information
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 4. Controls and Procedures
PART II — Other Information
Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits
Signatures
EXHIBIT INDEX
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Part I — Financial Information
Item 1. Financial Statements
MERCK & CO., INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF INCOME
(Unaudited, $ in millions except per share amounts)

	Three Months Ended
	March 31,
	2010	2009
Sales	$11,422.2	$5,385.2

Costs, Expenses and Other
Materials and production	5,215.6	1,333.8
Marketing and administrative	3,246.2	1,632.9
Research and development	2,026.7	1,224.2
Restructuring costs	287.7	64.3
Equity income from affiliates	(137.5)	(585.8)
Other (income) expense, net	167.7	(67.2)

	10,806.4	3,602.2

Income Before Taxes	615.8	1,783.0
Taxes on Income	285.6	327.2

Net Income	$330.2	$1,455.8

Less: Net Income Attributable to Noncontrolling Interests	31.4	30.8
Net Income Attributable to Merck & Co., Inc.	$298.8	$1,425.0

Basic Earnings per Common Share Attributable to Merck & Co., Inc. Common Shareholders	$0.10	$0.67

Earnings per Common Share Assuming Dilution Attributable to Merck & Co., Inc. Common Shareholders	$0.09	$0.67

Dividends Declared per Common Share	$0.38	$0.38

The accompanying notes are an integral part of this consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited, $ in millions except per share amounts)

	March 31,	December 31,
	2010	2009

Assets
Current Assets
Cash and cash equivalents	$8,236.0	$9,311.4
Short-term investments	1,541.3	293.1
Accounts receivable (net of allowance for doubtful accounts of $106.2 in 2010 and $112.6 in 2009)	7,497.7	6,602.9
Inventories (excludes inventories of $1,312.6 in 2010 and $1,157.2 in 2009 classified in Other assets - see Note 7)	6,825.4	8,057.5
Deferred income taxes and other current assets	4,144.5	4,199.9

Total current assets	28,244.9	28,464.8

Investments	1,995.0	432.3

Property, Plant and Equipment, at cost, net of allowance for depreciation of $12,220.3 in 2010 and $12,594.7 in 2009	17,985.0	18,257.9

Goodwill	12,266.2	12,140.0

Other Intangibles, Net	45,574.9	47,778.3

Other Assets	5,527.8	5,376.4

	$111,593.8	$112,449.7

Liabilities and Equity
Current Liabilities
Loans payable and current portion of long-term debt	$3,822.4	$1,379.3
Trade accounts payable	2,074.9	2,239.1
Accrued and other current liabilities	8,439.0	9,457.8
Income taxes payable	723.0	1,258.2
Dividends payable	1,189.8	1,189.0
6% Mandatory convertible preferred stock, $1 par value
Authorized - 11,500,000 shares
Issued and outstanding - 853,896 shares in 2010 and 855,422 shares in 2009	206.2	206.6

Total current liabilities	16,455.3	15,730.0

Long-Term Debt	15,281.1	16,095.1

Deferred Income Taxes and Noncurrent Liabilities	19,514.2	19,132.0

Merck & Co., Inc. Stockholders’ Equity
Common stock, $0.50 par value
Authorized - 6,500,000,000 shares		.
Issued - 3,571,947,847 shares in 2010; 3,562,528,536 shares in 2009	1,786.0	1,781.3
Other paid-in capital	40,196.6	39,682.6
Retained earnings	40,511.4	41,404.9
Accumulated other comprehensive loss	(3,571.6)	(2,766.5)

	78,922.4	80,102.3
Less treasury stock, at cost
454,305,985 shares in 2010 and 2009	21,044.3	21,044.3

Total Merck & Co., Inc. stockholders’ equity	57,878.1	59,058.0

Noncontrolling Interests	2,465.1	2,434.6

Total equity	60,343.2	61,492.6

	$111,593.8	$112,449.7

The accompanying notes are an integral part of this consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, $ in millions)

	Three Months Ended
	March 31,
	2010	2009

Cash Flows from Operating Activities
Net income	$330.2	$1,455.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,687.4	443.3
Equity income from affiliates	(137.5)	(585.8)
Dividends and distributions from equity affiliates	77.4	456.6
Deferred income taxes	152.2	153.6
Share-based compensation	132.4	113.3
Other	188.0	90.5
Net changes in assets and liabilities	(1,064.0)	(1,414.7)

Net Cash Provided by Operating Activities	1,366.1	712.6

Cash Flows from Investing Activities
Capital expenditures	(342.8)	(235.1)
Purchases of securities and other investments	(2,932.7)	(2,045.0)
Proceeds from sales of securities and other investments	272.7	3,119.1
Acquisitions of businesses, net of cash acquired	(131.3)	(130.0)
(Increase) decrease in restricted assets	(25.1)	684.5
Other	11.1	(3.4)

Net Cash (Used by) Provided by Investing Activities	(3,148.1)	1,390.1

Cash Flows from Financing Activities
Net change in short-term borrowings	2,620.4	511.7
Payments on debt	(622.3)	(7.5)
Dividends paid to stockholders	(1,188.6)	(803.5)
Proceeds from exercise of stock options	195.3	0.4
Other	(62.6)	(93.0)

Net Cash Provided by (Used by) Financing Activities	942.2	(391.9)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(235.6)	(62.0)

Net (Decrease) Increase in Cash and Cash Equivalents	(1,075.4)	1,648.8

Cash and Cash Equivalents at Beginning of Year	9,311.4	4,368.3

Cash and Cash Equivalents at End of Period	$8,236.0	$6,017.1

The accompanying notes are an integral part of this consolidated financial statement.

Notes to Consolidated Financial Statements (unaudited)
1.       Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements are not included herein. The interim statements should be read in conjunction with the audited financial statements and notes thereto included in Merck & Co., Inc.’s Form 10-K filed on March 1, 2010.
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

The results of operations of any interim period are not necessarily indicative of the results of operations for the full year. In the Company’s opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Recently Adopted Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting and disclosure requirements for transfers of financial assets, which is effective January 1, 2010. The amendment eliminates the concept of a qualifying special-purpose entity, changes the requirements for derecognizing financial assets and requires enhanced disclosures to provide financial statement users with greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. The effect of adoption on the Company’s financial position and results of operations was not material.

Also, in June 2009, the FASB amended the existing accounting and disclosure guidance for the consolidation of variable interest entities, which is effective January 1, 2010. The amended guidance requires enhanced disclosures intended to provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The effect of adoption on the Company’s financial position and results of operations was not material.

Recently Issued Accounting Standards

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

In January 2010, the FASB amended the existing disclosure guidance on fair value measurements, which is effective January 1, 2010, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective January 1, 2011. Among other things, the updated guidance requires additional disclosure for the amounts of significant transfers in and out of Level 1 and Level 2 measurements and requires certain Level 3 disclosures on a gross basis. Additionally, the updates amend existing guidance to require a greater level of disaggregated information and more robust disclosures about valuation techniques and inputs to fair value measurements. Since the amended guidance requires only additional disclosures, the adoption of the provisions effective January 1, 2010 did not, and for the provisions effective in 2011 will not, impact the Company’s financial position or results of operations.

Notes to Consolidated Financial Statements (unaudited) (continued)
2.       Merger
On November 3, 2009, Old Merck and Schering-Plough completed the Merger for aggregate consideration of $49.6 billion. The Merger expanded the Company’s pipeline of product candidates, broadened the Company’s commercial portfolio, expanded its global presence and increased its manufacturing capabilities. Additionally, the Company expects to realize substantial cost savings and synergies, including opportunities for consolidation in both sales and marketing and research and development.
A preliminary allocation of the consideration transferred to the net assets of Schering-Plough was made as of the Merger date. During the first quarter of 2010, the Company adjusted the preliminary values assigned to certain assets and liabilities in order to reflect additional information obtained since the Merger date. The opening balance has been adjusted to reflect these changes the most significant of which included an increase to Other intangibles, net of $122.5 million, an increase to Deferred income taxes and noncurrent liabilities of $360.5 million and an increase to Goodwill of $216.9 million. Additional adjustments to the preliminary values of assets and liabilities recognized in the Merger may occur as the allocation of the consideration transferred is finalized during 2010. Under business combinations accounting guidance, the Company has up to one year from the date of the Merger to finalize the allocation of the consideration transferred.

Also, during the first quarter of 2010, the Company recorded $27 million of impairment charges associated with in-process research and development (“IPR&D”) for previously in-licensed projects capitalized in connection with the Merger that were subsequently abandoned in connection with Company’s pipeline prioritization review and returned to the respective licensors.

Schering-Plough’s results of operations have been included in New Merck’s financial statements for periods subsequent to the completion of the Merger. The following unaudited supplemental pro forma data presents consolidated information as if the Merger had been completed on January 1, 2009:

Three Months Ended
March 31, 2009
Sales	$10,683.0
Net income attributable to Merck & Co., Inc.	6,884.1

Basic earnings per common share attributable to Merck & Co., Inc. common shareholders	2.22
Earnings per common share assuming dilution attributable to Merck & Co., Inc. common shareholders	2.22

The unaudited supplemental pro forma data reflect the application of the following adjustments:
•	The consolidation of the Merck/Schering-Plough partnership (the “MSP Partnership”) which is now owned 100% by the Company and the corresponding gain resulting from the Company’s remeasurement of its previously held equity interest in the MSP Partnership;

•	Additional depreciation and amortization expense that would have been recognized assuming fair value adjustments to inventory, property, plant and equipment and intangible assets;

•	Additional interest expense and financing costs that would have been incurred on borrowing arrangements and loss of interest income on cash and short-term investments used to fund the Merger;

•	Transaction costs associated with the Merger; and

•	Conversion of a portion of outstanding 6% mandatory convertible preferred stock
The unaudited supplemental pro forma financial information does not reflect the potential realization of cost savings relating to the integration of the two companies. The pro forma data should not be considered indicative of the results that would have occurred if the Merger and related borrowings had been consummated on January 1, 2009, nor are they indicative of future results.

Notes to Consolidated Financial Statements (unaudited) (continued)
3.       Restructuring
Merger Restructuring Program
In February 2010, the Company announced the first phase of a new global restructuring program (the “Merger Restructuring Program”) in conjunction with the integration of the legacy Merck and legacy Schering-Plough businesses. This Merger Restructuring Program is intended to optimize the cost structure of the combined Company. As part of the first phase of the Merger Restructuring Program, by the end of 2012, the Company expects to reduce its total workforce by approximately 15% across all areas of the Company worldwide. The Company also plans to eliminate 2,500 vacant positions as part of the first phase of the program. These workforce reductions will primarily come from the elimination of duplicative positions in sales, administrative and headquarters organizations, as well as from the consolidation of certain manufacturing facilities and research and development operations. The Company will continue to hire new employees in strategic growth areas of the business during this period. As of March 31, 2010, approximately 5,290 positions have been eliminated in connection with the Merger Restructuring Program, comprised of employee separations, and the elimination of contractors and vacant positions. Certain actions, such as the ongoing reevaluation of manufacturing and research and development facilities worldwide have not yet been completed, but will be included later in 2010 in other phases of the Merger Restructuring Program.

In connection with the Merger Restructuring Program, separation costs under the Company’s existing severance programs worldwide were recorded in the fourth quarter of 2009 to the extent such costs were probable and reasonably estimable. The Company commenced accruing costs related to enhanced termination benefits offered to employees under the Merger Restructuring Program in the first quarter of 2010 when the necessary criteria were met. The Company recorded total pretax restructuring costs of $283.2 million in the first quarter of 2010. Since inception of the Merger Restructuring Program through March 31, 2010, Merck has recorded total pretax accumulated costs of $1.7 billion. This first phase of the Merger Restructuring Program is expected to be completed by the end of 2012 with the total pretax costs estimated to be $2.6 billion to $3.3 billion. The Company estimates that approximately 85% of the cumulative pretax costs relate to cash outlays, primarily related to employee separation expense. Approximately 15% of the cumulative pretax costs are non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested.

2008 Global Restructuring Program

In October 2008, Old Merck announced a global restructuring program (the “2008 Restructuring Program”) to reduce its cost structure, increase efficiency, and enhance competitiveness. As part of the 2008 Restructuring Program, the Company expects to eliminate approximately 7,200 positions — 6,800 active employees and 400 vacancies — across all areas of the Company worldwide by the end of 2011. About 40% of these total reductions will occur in the United States. As of March 31, 2010, approximately 5,445 positions have been eliminated in connection with the 2008 Restructuring Program, comprised of employee separations and the elimination of contractors and vacant positions. The program includes the roll out of a new, more customer-centric selling model. The Company is also making greater use of outside technology resources, centralizing common sales and marketing activities, and consolidating and streamlining its operations. Merck’s manufacturing division is further focusing its capabilities on core products and outsourcing non-core manufacturing. This program also included the implementation of a new model for its basic research global operating strategy at legacy Merck Research Laboratories sites.

Pretax restructuring costs of $64.9 million and $174.6 million were recorded in the first quarter of 2010 and 2009, respectively, related to the 2008 Restructuring Program. Since inception of the 2008 Restructuring Program through March 31, 2010, Merck has recorded total pretax accumulated costs of $1.5 billion. The 2008 Restructuring Program is expected to be completed by the end of 2011 with the total pretax costs estimated to be $1.6 billion to $2.0 billion. The Company estimates that two-thirds of the cumulative pretax costs relate to cash outlays, primarily from employee separation expense. Approximately one-third of the cumulative pretax costs are non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested.

The Company anticipates that total costs in 2010 associated with restructuring activities for the Merger Restructuring Program and the 2008 Restructuring Program will be in the range of $700 million to $900 million.

For segment reporting, restructuring charges are unallocated expenses.

Notes to Consolidated Financial Statements (unaudited) (continued)
The following tables summarize the charges related to Merger Restructuring Program and 2008 Restructuring Program activities by type of cost:

	Three Months Ended March 31, 2010
	Separation	Accelerated
($ in millions)	Costs	Depreciation	Other	Total

Merger Restructuring Program

Materials and production	$—	$25.1	$—	$25.1
Research and development	—	—	6.2	6.2
Restructuring costs	208.7	—	43.2	251.9

	$208.7	$25.1	$49.4	$283.2

2008 Restructuring Program

Materials and production	$—	$29.1	$—	$29.1
Research and development	—	—	—	—
Restructuring costs	19.0	—	16.8	35.8

	$19.0	$29.1	$16.8	$64.9

	$227.7	$54.2	$66.2	$348.1

	Three Months Ended March 31, 2009
	Separation	Accelerated
($ in millions)	Costs	Depreciation	Other	Total

2008 Restructuring Program

Materials and production	$—	$21.4	$0.8	$22.2
Research and development	—	86.0	2.1	88.1
Restructuring costs	28.2	—	36.1	64.3

	$28.2	$107.4	$39.0	$174.6

Separation costs are associated with actual headcount reductions, as well as those headcount reductions which were probable and could be reasonably estimated. In the first quarter of 2010, approximately 5,685 positions were eliminated, of which 5,150 positions related to the Merger Restructuring Program and 535 positions related to the 2008 Restructuring Program. In the first quarter of 2009, approximately 1,050 positions were eliminated in connection with the 2008 Restructuring Program. These position eliminations were comprised of actual headcount reductions, and the elimination of contractors and vacant positions.

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

Other activity of $66.2 million and $39.0 million for the first quarter of 2010 and 2009, respectively, reflects costs that include curtailment, settlement and termination charges associated with pension and other postretirement benefit plans (see Note 13), as well as asset abandonment, shut-down and other related costs.

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table summarizes the charges and spending relating to Merger Restructuring Program and 2008 Restructuring Program activities for the three months ended March 31, 2010:

	Separation	Accelerated
($ in millions)	Costs	Depreciation	Other	Total

Merger Restructuring Program

Restructuring reserves as of January 1, 2010	$1,303.4	$—	$—	$1,303.4
Expense	208.7	25.1	49.4	283.2
(Payments) receipts, net	(364.8)	—	(53.3)	(418.1)
Non-cash activity	—	(25.1)	3.9	(21.2)

Restructuring reserves as of March 31, 2010 (1)	$1,147.3	$—	$—	$1,147.3

2008 Restructuring Program

Restructuring reserves as of January 1, 2010	$249.3	$—	$—	$249.3
Expense	19.0	29.1	16.8	64.9
(Payments) receipts, net	(42.5)	—	(18.7)	(61.2)
Non-cash activity	—	(29.1)	1.9	(27.2)

Restructuring reserves as of March 31, 2010 (1)	$225.8	$—	$—	$225.8

(1)	The cash outlays associated with the first phase of the Merger Restructuring Program are expected to be substantially completed by the end of 2012. The cash outlays associated with the remaining restructuring reserve for the 2008 Restructuring Program are expected to be completed by the end of 2011.
Legacy Schering-Plough Program

Prior to the Merger, Schering-Plough commenced a Productivity Transformation Program which was designed to reduce and avoid costs and increase productivity. As of January 1, 2010, the Company had a reserve of $79.7 million related to this program. During the first quarter of 2010, the Company recorded $2.6 million of accelerated depreciation costs included in Materials and production costs. During the first quarter of 2010, the Company made payments of $10.9 million under this plan, resulting in a remaining reserve of $68.8 million at March 31, 2010. Approximately 45 positions were eliminated in connection with this program during the first quarter of 2010.
4.       Acquisitions
In February 2010, the Company completed the acquisition of Avecia Biologics Limited (“Avecia”) for a total purchase price of approximately $190 million. Avecia is a contract manufacturing organization with specific expertise in microbial-derived biologics. Under the terms of the agreement, the Company acquired Avecia and all of its assets, including all of Avecia’s process development and scale-up, manufacturing, quality and business support operations located in Billingham, United Kingdom. The transaction was accounted for as a business combination; accordingly, the assets acquired and liabilities assumed were recorded at their respective fair values as of the acquisition date. The determination of fair value requires management to make significant estimates and assumptions. In connection with the acquisition, substantially all of the purchase price was allocated to Avecia’s property, plant and equipment and goodwill. The remaining net assets acquired were not material. This transaction closed on February 1, 2010, and accordingly, the results of operations of the acquired business have been included in the Company’s results of operations beginning after the acquisition date. Pro forma financial information has not been included because Avecia’s historical financial results are not significant when compared with the Company’s financial results.
5.       Collaborative Arrangements
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

Notes to Consolidated Financial Statements (unaudited) (continued)
contingent upon the occurrence of certain future events linked to the success of the asset in development, as well as expense reimbursements or payments to the third party.

Cozaar/Hyzaar

In 1989, Old Merck and E.I. duPont de Nemours and Company (“DuPont”) agreed to form a long-term research and marketing collaboration to develop a class of therapeutic agents for high blood pressure and heart disease, discovered by DuPont, called angiotensin II receptor antagonists, which include Cozaar and Hyzaar. In return, Old Merck provided DuPont marketing rights in the United States and Canada to its prescription medicines, Sinemet and Sinemet CR. Pursuant to a 1994 agreement with DuPont, the Company has an exclusive licensing agreement to market Cozaar and Hyzaar, which are both registered trademarks of DuPont, in return for royalties and profit share payments to DuPont. The patents that provided U.S. marketing exclusivity for Cozaar and Hyzaar expired in April 2010. In addition, Cozaar and Hyzaar lost patent protection in a number of major European markets in March and February 2010, respectively.

Remicade/Simponi

In 1998, a subsidiary of Schering-Plough entered into a licensing agreement with Centocor, Inc. (“Centocor”), now a Johnson & Johnson company, to market Remicade, which is prescribed for the treatment of inflammatory diseases. In 2005, Schering-Plough’s subsidiary exercised an option under its contract with Centocor for license rights to develop and commercialize Simponi (golimumab), a fully human monoclonal antibody. The Company has exclusive marketing rights to both products outside the United States, Japan and certain Asian markets. In December 2007, Schering-Plough and Centocor revised their distribution agreement regarding the development, commercialization and distribution of both Remicade and Simponi, extending the Company’s rights to exclusively market Remicade to match the duration of the Company’s exclusive marketing rights for Simponi. In addition, Schering-Plough and Centocor agreed to share certain development costs relating to Simponi’s auto-injector delivery system. On October 6, 2009, the European Commission approved Simponi as a treatment for rheumatoid arthritis and other immune system disorders in two presentations — a novel auto-injector and a prefilled syringe. As a result, the Company’s marketing rights for both products extend for 15 years from the first commercial sale of Simponi in the European Union (“EU”) following the receipt of pricing and reimbursement approval within the EU. After operating expenses and subject to certain adjustments, the Company is entitled to receive an approximate 60% share of profits on the Company’s distribution in the Company’s marketing territory through December 31, 2009. Beginning in 2010, the share of profits will change over time to a 50% share of profits by 2014 for both products and the share of profits will remain fixed thereafter for the remainder of the term. The Company may independently develop and market Simponi for a Crohn’s disease indication in its territories, with an option for Centocor to participate. See Note 10 for a discussion of the arbitration involving the Remicade/Simponi product rights.
6.       Financial Instruments
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

The objective of the revenue hedging program is to reduce the potential for longer-term unfavorable changes in foreign exchange to decrease the U.S. dollar value of future cash flows derived from foreign currency denominated sales, primarily the euro and Japanese yen. To achieve this objective, the Company will partially hedge forecasted foreign currency denominated third-party and intercompany distributor entity sales that are expected to occur over its planning cycle, typically no more than three years into the future. The Company will layer in hedges over time, increasing the portion of third-party and intercompany distributor entity sales hedged as it gets closer to the expected date of the forecasted foreign currency denominated sales, such that it is probable the hedged transaction will occur. The portion of sales hedged is based on assessments of cost-benefit profiles that consider natural offsetting exposures, revenue and exchange rate volatilities and correlations, and the cost of hedging instruments. The hedged anticipated sales are a specified component of a portfolio of similarly denominated foreign currency-based sales transactions, each of which responds to

Notes to Consolidated Financial Statements (unaudited) (continued)
the hedged risk in the same manner. The Company manages its anticipated transaction exposure principally with purchased local currency put options, which provide the Company with a right, but not an obligation, to sell foreign currencies in the future at a predetermined price. If the U.S. dollar strengthens relative to the currency of the hedged anticipated sales, total changes in the options cash flows offset the decline in the expected future U.S. dollar cash flows of the hedged foreign currency sales. Conversely, if the U.S. dollar weakens, the options value reduces to zero, but the Company benefits from the increase in the value of the anticipated foreign currency cash flows. The Company also utilizes forward contracts in its revenue hedging program. If the U.S. dollar strengthens relative to the currency of the hedged anticipated sales, the increase in the fair value of the forward contracts offsets the decrease in the expected future U.S. dollar cash flows of the hedged foreign currency sales. Conversely, if the U.S. dollar weakens, the decrease in the fair value of the forward contracts offsets the increase in the value of the anticipated foreign currency cash flows.

The fair values of these derivative contracts are recorded as either assets (gain positions) or liabilities (loss positions) in the Consolidated Balance Sheet. Changes in the fair value of derivative contracts are recorded each period in either current earnings or Other comprehensive income (“OCI”), depending on whether the derivative is designated as part of a hedge transaction, and if so, the type of hedge transaction. Accordingly, for derivatives that are designated as cash flow hedges, the effective portion of the unrealized gains or losses on these contracts is recorded in Accumulated other comprehensive income (“AOCI”) and reclassified into Sales when the hedged anticipated revenue is recognized. The hedge relationship is highly effective and hedge ineffectiveness has been de minimis. For those derivatives which are not designated as cash flow hedges, unrealized gains or losses are recorded to Sales each period. The Company does not enter into derivatives for trading or speculative purposes. The cash flows from these contracts are reported as operating activities in the Consolidated Statement of Cash Flows.

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

When applicable, the Company uses forward contracts to hedge the changes in fair value of certain foreign currency denominated available-for-sale securities attributable to fluctuations in foreign currency exchange rates. These derivative contracts are designated and qualify as fair value hedges. Accordingly, changes in the fair value of the hedged securities due to fluctuations in spot rates are recorded in Other (income) expense, net, and offset by the fair value changes in the forward contracts attributable to spot rate fluctuations. Changes in the contracts’ fair value due to spot-forward differences are excluded from the designated hedge relationship and recognized in Other (income) expense, net. These amounts, as well as hedge ineffectiveness, were not significant. The cash flows from these contracts are reported as operating activities in the Consolidated Statement of Cash Flows.

Foreign exchange risk is also managed through the use of foreign currency debt. The Company’s senior unsecured euro-denominated notes have been designated as, and are effective as, economic hedges of the net investment in a foreign operation. Accordingly, foreign currency transaction gains or losses on the euro-denominated debt instruments are included in foreign currency translation adjustment within comprehensive income.

Interest Rate Risk Management

At March 31, 2010, the Company was a party to seven pay-floating, receive-fixed interest rate swap contracts designated as fair value hedges of fixed-rate notes in which the notional amounts match the amount of the hedged fixed-rate notes. There are two swaps maturing in 2011 with notional amounts of $125 million each that effectively convert the Company’s $250 million, 5.125% fixed-rate notes due 2011 to floating rate instruments and five swaps maturing in 2015 with notional amounts of $150 million each that effectively convert $750 million of the Company’s $1.0 billion, 4.0% fixed-rate notes due 2015 to floating rate instruments. The interest rate swap contracts are designated hedges of the fair value changes in the notes attributable to changes in the benchmark

Notes to Consolidated Financial Statements (unaudited) (continued)
London Interbank Offered Rate (“LIBOR”) swap rate. The fair value changes in the notes attributable to changes in the benchmark interest rate are recorded in interest expense and offset by the fair value changes in the swap contracts. The cash flows from these contracts are reported as operating activities in the Consolidated Statement of Cash Flows.

Presented in the table below is the fair value of derivatives segregated between those derivatives that are designated as hedging instruments and those that are not designated as hedging instruments:

		March 31, 2010			December 31, 2009
		Fair Value of Derivative		U.S. Dollar	Fair Value of Derivative		U.S. Dollar
($ in millions)	Balance Sheet Caption	Asset	Liability	Notional	Asset	Liability	Notional

Derivatives Designated as Hedging Instruments

Foreign exchange contracts (current)	Deferred income taxes and other current assets	$123.9	$—	$1,970.7	$139.3	$—	$3,050.5
Foreign exchange contracts (non-current)	Other assets	193.5	—	2,007.9	152.6	—	2,118.1
Foreign exchange contracts (current)	Accrued and other current liabilities	—	—	—	—	34.0	658.6
Interest rate swaps (non-current)	Other assets	47.9	—	1,000.0	26.7	—	1,000.0

		$365.3	$—	$4,978.6	$318.6	$34.0	$6,827.2

Derivatives Not Designated as Hedging Instruments

Foreign exchange contracts (current)	Deferred income taxes and other current assets	$161.3	$—	$4,411.6	$60.3	$—	$2,841.7
Foreign exchange contracts (current)	Accrued and other current liabilities	—	41.9	2,422.2	—	38.6	2,104.3

		$161.3	$41.9	$6,833.8	$60.3	$38.6	$4,946.0

		$526.6	$41.9	$11,812.4	$378.9	$72.6	$11,773.2

The table below provides information on the location and pretax (gain) or loss amounts for derivatives that are: (i) designated in a fair value hedging relationship, (ii) designated in a cash flow hedging relationship, and (iii) not designated in a hedging relationship:

	Three Months Ended March 31, 2010				Three Months Ended March 31, 2009
			Amount of	Amount of			Amount of	Amount of
	Amount of	Amount of	Pretax	Pretax	Amount of	Amount of	Pretax	Pretax
	Gain (Loss)	Gain (Loss)	(Gain) Loss	(Gain) Loss	Gain (Loss)	Gain (Loss)	(Gain) Loss	(Gain) Loss
	Recognized in	Recognized in	Reclassified	Recognized	Recognized in	Recognized in	Reclassified	Recognized
	Earnings on	Earnings on	from AOCI	in OCI on	Earnings on	Earnings on	from AOCI	in OCI on
($ in millions)	Derivatives	Hedged Item (1)	into Earnings (2)	Derivatives	Derivatives (1)	Hedged Item (1)	into Earnings (2)	Derivatives

Derivatives designated in fair value hedging relationships:
Interest rate swap contracts (1)	$21.2	$(21.2)	$—	$—	$2.7	$(2.7)	$—	$—
Foreign exchange contracts	—	—	—	—	55.6	(58.7)	—	—

	$21.2	$(21.2)	$—	$—	$58.3	$(61.4)	$—	$—

Derivatives designated in cash flow hedging relationships:
Foreign exchange contracts	$—	$—	$18.6	$(94.3)	$—	$—	$0.9	$(71.2)

Derivatives not designated in a hedging relationship:
Foreign exchange contracts (1),(3)	$68.7	$—	$—	$—	$165.7	$—	$—	$—
Foreign exchange contracts (2)	66.8	—	—	—	—	—	—	—

	$135.5	$—	$—	$—	$165.7	$—	$—	$—

(1)	Recognized in Other (income) expense, net.

(2)	Recognized in Sales.

(3)	These derivative contracts mitigate changes in the value of remeasured foreign currency denominated monetary assets and liabilities attributable to changes in foreign currency exchange rates.
At March 31, 2010, the Company estimates $1.0 million of pretax net unrealized gain on derivatives maturing within the next 12 months that hedge foreign currency denominated sales over that same period will be reclassified from AOCI to Sales. The amount ultimately reclassified to Sales may differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity.

Notes to Consolidated Financial Statements (unaudited) (continued)
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

Level 1 - Quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets include equity securities that are traded in an active exchange market.

Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 assets and liabilities primarily include debt securities with quoted prices that are traded less frequently than exchange-traded instruments, corporate notes and bonds, U.S. and foreign government and agency securities, certain mortgage-backed and asset-backed securities, municipal securities, commercial paper and derivative contracts whose values are determined using pricing models with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company’s Level 3 assets mainly include certain mortgage-backed and asset-backed securities with limited market activity. At March 31, 2010, $20.0 million, or approximately 0.5%, of the Company’s investment securities were categorized as Level 3 assets (all of which were pledged under certain collateral arrangements (see Note 15)).

If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Notes to Consolidated Financial Statements (unaudited) (continued)
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using				Fair Value Measurements Using
	Quoted Prices	Significant			Quoted Prices	Significant
	In Active	Other	Significant		In Active	Other	Significant
	Markets for	Observable	Unobservable		Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs		Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
($ in millions)	March 31, 2010				December 31, 2009

Assets
Investments
Commercial paper	$—	$1,267.0	$—	$1,267.0	$—	$—	$—	$—
U.S. government and agency securities	—	892.9	—	892.9	—	215.6	—	215.6
Mortgage-backed securities	—	106.3	—	106.3	—	—	—	—
Corporate notes and bonds	—	841.2	—	841.2	—	205.2	—	205.2
Municipal securities	—	179.0	—	179.0	—	186.7	—	186.7
Asset-backed securities (1)	—	162.3	—	162.3	—	36.0	—	36.0
Equity securities	40.2	44.5		84.7	39.4	39.1	—	78.5
Other debt securities	—	2.9	—	2.9	—	3.4	—	3.4

	40.2	3,496.1	—	3,536.3	39.4	686.0	—	725.4

Other assets
Securities held for employee compensation	245.4	14.4	—	259.8	107.7	14.2	—	121.9
Other assets	—	41.5	20.0	61.5	—	55.1	71.5	126.6

	245.4	55.9	20.0	321.3	107.7	69.3	71.5	248.5

Derivative assets (2)
Purchased currency options	—	416.3	—	416.3	—	291.9	—	291.9
Forward exchange contracts	—	62.4	—	62.4	—	60.3	—	60.3
Interest rate swaps	—	47.9	—	47.9	—	26.7	—	26.7

	—	526.6	—	526.6		378.9	—	378.9

Total assets	$285.6	$4,078.6	$20.0	$4,384.2	$147.1	$1,134.2	$71.5	$1,352.8

Liabilities
Derivative liabilities (2)
Written currency options	$—	$0.5	$—	$0.5	$—	$0.3	$—	$0.3
Forward exchange contracts	—	41.4	—	41.4	—	72.3	—	72.3

Total liabilities	$—	$41.9	$—	$41.9	$—	$72.6	$—	$72.6

(1)	Substantially all of the asset-backed securities are highly-rated (Standard & Poor’s rating of AAA and Moody’s Investors Service rating of Aaa), secured primarily by credit card, auto loan, and home equity receivables, with weighted-average lives of primarily 5 years or less.

(2)	The fair value determination of derivatives includes an assessment of the credit risk of counterparties to the derivatives and the Company’s own credit risk, the effects of which were not significant.

(3)	There were no significant transfers between Level 1 and Level 2 during the first quarter of 2010.
As of March 31, 2010, the Company had approximately $7.5 billion of cash equivalents.

Level 3 Valuation Techniques:

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial assets also include certain investment securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. The Company’s Level 3 investment securities at March 31, 2010, primarily include certain mortgage-backed and asset-backed securities for which there was a decrease in the observability of market pricing for these investments. These securities were valued primarily using pricing models for which management understands the methodologies. These models incorporate transaction details such as contractual terms, maturity, timing and amount of future cash inflows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants at March 31, 2010.

Notes to Consolidated Financial Statements (unaudited) (continued)
The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	Available-			Available-
	for-sale	Other		for-sale	Other
($ in millions)	investments	assets	Total	investments	assets	Total

Beginning balance January 1	$—	$71.5	$71.5	$—	$96.6	$96.6
Net transfers in to (out of) Level 3 (1)	—	(0.4)	(0.4)	26.6	(23.8)	2.8
Purchases, sales, settlements, net	—	(54.3)	(54.3)	—	(26.3)	(26.3)
Total realized and unrealized gains (losses)
Included in:
Earnings (2)	—	12.7	12.7	—	(1.7)	(1.7)
Comprehensive income	—	(9.5)	(9.5)	0.2	3.4	3.6

Ending balance at March 31	$—	$20.0	$20.0	$26.8	$48.2	$75.0

Losses recorded in earnings for Level 3 assets still held at March 31	$—	$(2.3)	$(2.3)	$—	$(1.8)	$(1.8)

(1)	During the first quarter of 2009, investments in the aggregate amount of $26.6 million, which were no longer pledged as collateral, were reclassified from other assets to available-for-sale investments. Transfers in and out of Level 3 are deemed to occur at the beginning of the quarter in which the transaction takes place.

(2)	Amounts are recorded in Other (income) expense, net.
Financial Instruments not Measured at Fair Value

Some of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature, such as cash and cash equivalents, receivables and payables.

The estimated fair value of loans payable and long-term debt (including current portion) at March 31, 2010 was $19.4 billion compared with a carrying value of $19.1 billion and at December 31, 2009 was $17.7 billion compared with a carrying value of $17.5 billion. Fair value was estimated using quoted dealer prices.

Notes to Consolidated Financial Statements (unaudited) (continued)
A summary of the gross unrealized gains and losses on the Company’s available-for-sale investments, including those pledged as collateral, recorded in AOCI is as follows:

	March 31, 2010				December 31, 2009
	Fair	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized
($ in millions)	Value	Cost	Gains (1)	Losses (1)	Value	Cost	Gains (1)	Losses (1)

Commercial paper	$1,267.0	$1,267.0	$—	$—	$—	$—	$—	$—
U.S. government and agency securities	892.9	892.7	1.9	(1.7)	215.6	215.7	1.1	(1.2)
Corporate notes and bonds	845.6	844.0	4.0	(2.4)	209.2	207.1	3.3	(1.2)
Municipal securities	179.0	177.3	2.2	(0.5)	186.7	184.8	2.9	(1.0)
Mortgage-backed securities	130.9	127.7	3.6	(0.4)	79.4	65.9	13.8	(0.3)
Asset-backed securities	189.5	181.2	8.7	(0.4)	79.3	69.2	10.1	—
Foreign government bonds	0.7	0.7	—	—	0.4	0.4	—	—
Other debt securities	2.9	1.4	1.5	—	21.7	19.3	9.4	(7.0)
Equity securities	349.1	316.8	33.1	(0.8)	181.6	161.4	28.4	(8.2)

	$3,857.6	$3,808.8	$55.0	$(6.2)	$973.9	$923.8	$69.0	$(18.9)

(1)	At March 31, 2010, gross unrealized gains and gross unrealized losses related to amounts pledged as collateral (see Note 15) were $14.4 million and $(0.2) million, respectively. At December 31, 2009, gross unrealized gains and gross unrealized losses related to amounts pledged as collateral were $25.6 million and $(0.3) million, respectively.
Available-for-sale debt securities included in Short-term investments totaled $1.5 billion at March 31, 2010. Of the remaining debt securities, $1.2 billion mature within five years. There were no debt securities pledged as collateral included in current assets at March 31, 2010. Debt securities pledged as collateral maturing within five years totaled $24.6 million.

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

Derivative financial instruments are executed under International Swaps and Derivatives Association master agreements. The master agreements with several of the Company’s financial institution counterparties also include credit support annexes. These annexes contain provisions that require collateral to be exchanged depending on the value of the derivative assets and liabilities, the Company’s credit rating, and the credit rating of the counterparty. As of March 31, 2010, Cash and cash equivalents includes cash collateral of $168.3 million received from various counterparties with a corresponding offset included in Accrued and other current liabilities. The Company had not advanced any cash collateral to counterparties as of March 31, 2010.
7.       Inventories
Inventories consisted of:

	March 31,	December 31,
($ in millions)	2010	2009

Finished goods	$2,033.8	$2,475.5
Raw materials and work in process	5,941.7	6,583.1
Supplies	321.3	322.8

Total (approximates current cost)	8,296.8	9,381.4
Reduction to LIFO cost for domestic inventories	(158.8)	(166.7)

	$8,138.0	$9,214.7

Recognized as:
Inventories	$6,825.4	$8,057.5
Other assets	1,312.6	1,157.2

As of March 31, 2010, $1.1 billion of purchase accounting adjustments to inventories remained which will be recognized as a component of Materials and production costs as the related inventories are sold. Amounts recognized as Other assets are comprised almost entirely of raw materials and work in process inventories.

Notes to Consolidated Financial Statements (unaudited) (continued)
8.       Joint Ventures and Other Equity Method Affiliates
Equity income from affiliates reflects the performance of the Company’s joint ventures and other equity method affiliates and was comprised of the following:

	Three Months Ended
	March 31,
($ in millions)	2010	2009

AstraZeneca LP	$124.9	$168.3
Merck/Schering-Plough(1)	—	290.9
Other (2)	12.6	126.6

	$137.5	$585.8

(1)	Upon completion of the Merger, the Merck/Schering-Plough partnership became wholly-owned by the Company (see below).

(2)	Primarily reflects results from Merial Limited (which was disposed of on September 17, 2009), Sanofi Pasteur MSD and Johnson & Johnson°Merck Consumer Pharmaceuticals Company.
AstraZeneca LP

In 1998, Old Merck and Astra completed the restructuring of the ownership and operations of their existing joint venture whereby Old Merck acquired Astra’s interest in KBI Inc. (“KBI”), and contributed KBI’s operating assets to a new U.S. limited partnership, Astra Pharmaceuticals L.P. (the “Partnership”), in exchange for a 1% limited partner interest. Astra contributed the net assets of its wholly owned subsidiary, Astra USA, Inc., to the Partnership in exchange for a 99% general partner interest. The Partnership, renamed AstraZeneca LP (“AZLP”) upon Astra’s 1999 merger with Zeneca Group Plc (the “AstraZeneca merger”), became the exclusive distributor of the products for which KBI retained rights.

As previously disclosed, in 1998, Astra purchased an option (the “Asset Option”) for a payment of $443.0 million, which was recorded as deferred income, to buy Old Merck’s interest in the KBI Inc. (“KBI”) products, excluding the gastrointestinal medicines Nexium and Prilosec (the “Non-PPI Products”). On February 26, 2010, AstraZeneca notified the Company that it was exercising the Asset Option. Upon consummation of the exercise on April 30, 2010, Merck received $647 million from AstraZeneca representing the net present value as of March 31, 2008 of projected future pretax revenue to be received by Old Merck from the Non-PPI Products. In addition, in 1998 Old Merck granted Astra an option (the “Shares Option”) to buy Old Merck’s common stock interest in KBI, and, therefore, Old Merck’s interest in Nexium and Prilosec, exercisable two years after Astra’s exercise of the Asset Option. Astra can also exercise the Shares Option in 2017 or if combined annual sales of the two products fall below a minimum amount provided, in each case, only so long as AstraZeneca’s Asset Option has been exercised in 2010. The exercise price for the Shares Option is based on the net present value of estimated future net sales of Nexium and Prilosec as determined at the time of exercise, subject to certain true-up mechanisms.

Summarized financial information for AZLP is as follows:

	Three Months Ended
	March 31,
($ in millions)	2010	2009

Sales	$1,293.4	$1,315.7

Materials and production costs	652.6	620.6
Other expense, net	142.8	348.1

Income before taxes (1)	$498.0	$347.0

(1)	Merck’s partnership returns from AZLP are generally contractually determined and are not based on a percentage of income from AZLP, other than with respect to the 1% limited partnership interest discussed above.
Merck/Schering-Plough Partnership

In 2000, Old Merck and Schering-Plough (collectively the “Partners”) entered into agreements to create an equally-owned partnership to develop and market in the United States new prescription medicines for cholesterol management. These agreements generally provided for equal sharing of development costs and for co-promotion of approved products by each company. In 2001, the cholesterol-management partnership was expanded to include all the countries of the world, excluding Japan. In 2002, ezetimibe, the first in a new class of cholesterol-lowering agents, was launched in the United States as Zetia (marketed as Ezetrol outside the United States). In 2004, a combination product containing the active ingredients of both Zetia and Zocor was approved in the United States as Vytorin (marketed as Inegy outside of the United States).

Notes to Consolidated Financial Statements (unaudited) (continued)
As a result of the Merger (see Note 2), the MSP Partnership is wholly-owned by the Company. The results of the MSP Partnership through the date of the Merger are reflected in Equity income from affiliates. Activity resulting from the sale of MSP Partnership products after the Merger has been consolidated with Merck’s results.

See Note 10 for information with respect to litigation involving the MSP Partnership and the Partners related to the sale and promotion of Zetia and Vytorin.

Summarized financial information for the MSP Partnership is as follows:

Three Months Ended
($ in millions)	March 31, 2009

Sales	$945.3

Zetia	479.3
Vytorin	466.0

Materials and production costs	42.0
Other expense, net	242.2

Income before taxes	$661.1

Merck’s share of income before taxes (1)	$293.8

(1)	Old Merck’s share of the MSP Partnership’s income before taxes differed from the equity income recognized from the MSP Partnership primarily due to the timing of recognition of certain transactions between Old Merck and the MSP Partnership during the period presented, including milestone payments.
Merial Limited

In 1997, Old Merck and Rhône-Poulenc S.A. (now sanofi-aventis) combined their animal health businesses to form Merial Limited (“Merial”), a fully integrated animal health company, which was a stand-alone joint venture, 50% owned by each party. Merial provides a comprehensive range of pharmaceuticals and vaccines to enhance the health, well-being and performance of a wide range of animal species. In 2009, Old Merck sold its 50% interest in Merial to sanofi-aventis for $4 billion in cash.

In connection with the sale of Merial, Old Merck, sanofi-aventis and Schering-Plough signed a call option agreement which provided sanofi-aventis with an option to require the Company to combine its Intervet/Schering-Plough Animal Health business with Merial to form an animal health joint venture that would be owned equally by the Company and sanofi-aventis. In March 2010, sanofi-aventis exercised its option. As part of the call option agreement, the value of Merial has been fixed at $8 billion. The minimum total value to be received by the Company for contributing Intervet/Schering-Plough to the combined entity would be $9.25 billion (subject to customary transaction adjustments), consisting of a floor valuation of Intervet/Schering-Plough which is fixed at a minimum of $8.5 billion (which was subject to potential upward revision based on a valuation exercise by the two parties) and an additional payment by sanofi-aventis of $750 million. Based on the valuation exercise, the value of Intervet/Schering-Plough was determined to be $8.5 billion, leading to a future payment of $250 million by sanofi-aventis to the Company to true-up the value of the contributions so that they are equal pursuant to the terms of the agreement. All payments, including adjustments for debt and certain other liabilities, will be made upon closing of the transaction. The formation of this new animal health joint venture is subject to execution of final agreements, antitrust review in the United States, Europe and other countries and other customary closing conditions. On March 30, 2010, the parties signed the contribution agreement which obligates them, subject to regulatory approval, to form the joint venture. The Company expects the transaction to close in the first quarter of 2011.
9.       Loans Payable, Long-Term Debt and Other Commitments
During the first quarter of 2010, the Company repaid $610 million of Euro-denominated notes due to mature in 2012. Funding to repay the notes was provided through the issuance of commercial paper.
10.    Contingencies
The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including product liability, intellectual property, and commercial litigation, as well as additional matters such as antitrust actions.

Notes to Consolidated Financial Statements (unaudited) (continued)
Vioxx Litigation

Product Liability Lawsuits

As previously disclosed, individual and putative class actions have been filed against Old Merck in state and federal courts alleging personal injury and/or economic loss with respect to the purchase or use of Vioxx. All such actions filed in federal court are coordinated in a multidistrict litigation in the U.S. District Court for the Eastern District of Louisiana (the “MDL”) before District Judge Eldon E. Fallon. A number of such actions filed in state court are coordinated in separate coordinated proceedings in state courts in New Jersey, California and Texas, and the counties of Philadelphia, Pennsylvania and Washoe and Clark Counties, Nevada. As of March 31, 2010, the Company had been served or was aware that it had been named as a defendant in approximately 6,975 pending lawsuits, which include approximately 15,000 plaintiff groups, alleging personal injuries resulting from the use of Vioxx, and in approximately 41 putative class actions alleging personal injuries and/or economic loss. (All of the actions discussed in this paragraph and in “Other Lawsuits” below are collectively referred to as the “Vioxx Product Liability Lawsuits.”) Of these lawsuits, approximately 5,525 lawsuits representing approximately 11,800 plaintiff groups are or are slated to be in the federal MDL and approximately 10 lawsuits representing approximately 10 plaintiff groups are included in a coordinated proceeding in New Jersey Superior Court before Judge Carol E. Higbee.

Of the plaintiff groups described above, most are currently in the Vioxx Settlement Program, described below. As of March 31, 2010, 50 plaintiff groups who were otherwise eligible for the Settlement Program have not participated and their claims remain pending against Old Merck. In addition, the claims of approximately 150 plaintiff groups who are not eligible for the Settlement Program remain pending against Old Merck. A number of these 150 plaintiff groups are subject to various motions to dismiss for failure to comply with court-ordered deadlines. Since March 31, 2010, certain of these plaintiff groups have since been dismissed. In addition, the claims of over 39,800 plaintiffs had been dismissed as of March 31, 2010, the vast majority of which were dismissed as a result of the settlement process discussed below.

On November 9, 2007, Old Merck announced that it had entered into an agreement (the “Settlement Agreement”) with the law firms that comprise the executive committee of the Plaintiffs’ Steering Committee (“PSC”) of the federal Vioxx MDL, as well as representatives of plaintiffs’ counsel in the Texas, New Jersey and California state coordinated proceedings, to resolve state and federal myocardial infarction (“MI”) and ischemic stroke (“IS”) claims filed as of that date in the United States. The Settlement Agreement applies only to U.S. legal residents and those who allege that their MI or IS occurred in the United States. The Settlement Agreement provided for Old Merck to pay a fixed aggregate amount of $4.85 billion into two funds ($4.0 billion for MI claims and $850 million for IS claims) (the “Settlement Program”).

Interim and final payments have been made to certain qualifying claimants. It is expected that the remainder of the full $4.85 billion will be distributed in the first half of 2010. The Company completed making payments into the settlement funds in 2009.

There has been one U.S. Vioxx Product Liability Lawsuit trial held in 2010. That trial in the Louisiana Attorney General matter is discussed below. The second U.S. Vioxx Product Liability Lawsuit scheduled for trial in 2010 was dismissed with prejudice before the trial commenced. There are no other U.S. Vioxx Product Liability Lawsuits currently scheduled for trial in 2010. Old Merck has previously disclosed the outcomes of several Vioxx Product Liability Lawsuits that were tried prior to 2010.

Of the cases that went to trial, there are two unresolved post-trial appeals: Ernst v. Merck and Garza v. Merck.

As previously reported, in September 2006, Old Merck filed a notice of appeal of the August 2005 jury verdict in favor of the plaintiff in the Texas state court case, Ernst v. Merck. On May 29, 2008, the Texas Court of Appeals reversed the trial court’s judgment and issued a judgment in favor of Old Merck. The Court of Appeals found the evidence to be legally insufficient on the issue of causation. Plaintiff filed a motion for rehearing en banc in the Court of Appeals. On June 4, 2009, in response to plaintiff’s motion for rehearing, the Court of Appeals issued a new opinion reversing the jury’s verdict and rendered judgment for Old Merck. On September 8, 2009, plaintiff filed a second motion for rehearing en banc, which the Court of Appeals denied on November 19, 2009. On December 7, 2009, plaintiff filed another motion for rehearing, which the Court of Appeals again denied. Plaintiff filed a petition for review with the Supreme Court of Texas on February 3, 2010. Old Merck’s deadline to respond is May 17, 2010.

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

Notes to Consolidated Financial Statements (unaudited) (continued)
Other Lawsuits

Approximately 190 claims by individual private third-party payors were filed in the New Jersey court and in federal court in the MDL. On September 15, 2009, Old Merck announced it had finalized a settlement agreement, which it had previously disclosed, to resolve all pending lawsuits in which U.S.-based private third-party payors (“TPPs”) sought reimbursement for covering Vioxx purchased by their plan members. Certain other claimants participated in the resolution as well. The agreement provided that Old Merck did not admit wrongdoing or fault. Under the settlement agreement, Old Merck paid a fixed total of $80 million. This amount includes a settlement fund that will be divided among the TPPs (insurers, employee benefit plans and union welfare funds) participating in the resolution in accordance with a formula that is based on product volume and a provision for potential payment of attorneys’ fees. In return, the settling TPPs will dismiss their lawsuits and release their claims against Old Merck. Stipulated dismissals of the settled TTP actions were filed in New Jersey and the MDL in December 2009. Old Merck recorded a charge of $80 million in the second quarter of 2009 related to the settlement and paid the $80 million in the fourth quarter of 2009. Since the settlement, one additional TPP case has been filed, which is pending in the MDL proceeding.

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

On June 12, 2008, a Missouri state court certified a class of Missouri plaintiffs seeking reimbursement for out-of-pocket costs relating to Vioxx. The plaintiffs do not allege any personal injuries from taking Vioxx. The Missouri Court of Appeals affirmed the trial court’s certification of a class on May 12, 2009, and the Missouri Supreme Court denied Old Merck’s application for review of that decision on September 1, 2009. Trial has been set for April 11, 2011. In addition, in Indiana, plaintiffs have filed a motion to certify a class of Indiana Vioxx purchasers in a case pending before the Circuit Court of Marion County, Indiana; discovery in that case is ongoing. On April 1, 2010, a Kentucky state court denied Merck’s motion for summary judgment and certified a class of Kentucky plaintiffs seeking reimbursement for out-of-pocket costs relating to Vioxx. In response, Merck has filed a petition for writ of mandamus seeking interlocutory appellate review of the court’s rulings. In Illinois, all of the plaintiffs who filed four separate putative class actions in Illinois state courts (“Amisch” and “Caruso”) voluntarily dismissed their lawsuits.

Plaintiffs also filed a class action in California state court seeking certification of a class of California third-party payors and end-users. The trial court denied the motion for class certification on April 30, 2009, and the Court of Appeal affirmed that ruling on December 15, 2009. On January 25, 2010, plaintiffs filed a petition for review with the California Supreme Court, which was denied on March 30, 2010.

Old Merck has also been named as a defendant in twenty-one separate lawsuits brought by government entities, including the Attorneys General of thirteen states, five counties, the City of New York, and private citizens (who have brought qui tam and taxpayer derivative suits). These actions allege that Old Merck misrepresented the safety of Vioxx and seek: (i) recovery of the cost of Vioxx purchased or reimbursed by the government entity and its agencies; (ii) reimbursement of all sums paid by the government entity and its agencies for medical services for the treatment of persons injured by Vioxx; (iii) damages under various common law theories; and/or (iv) remedies under various state statutory theories, including state consumer fraud and/or fair business practices or Medicaid fraud statutes, including civil penalties. Eleven of the thirteen cases are pending in the MDL proceeding, and two were remanded to state court. One of the lawsuits brought by the counties is a class action filed by Santa Clara County, California on behalf of all similarly situated California counties.

Old Merck’s motion for summary judgment was granted in November 2009 in a case brought by the Attorney General of Texas that was scheduled to go to trial in early 2010. The Texas Attorney General did not appeal. In the Michigan Attorney General case, Old Merck is currently seeking appellate review of the trial court’s order denying Old Merck’s motion to dismiss. The trial court has entered a stay of proceedings (including discovery) pending the result of that appeal. Finally, the Attorney General actions in the MDL described in the previous paragraph are in the discovery phase. On March 31, 2010, Judge Fallon partially granted and partially denied Old Merck’s motion for summary judgment in the Louisiana Attorney General case. A trial on the remaining claims before Judge Fallon began on April 12, 2010 and was completed on April 21, 2010. A decision is pending.

Shareholder Lawsuits

As previously disclosed, in addition to the Vioxx Product Liability Lawsuits, Old Merck and various current and former officers and directors are defendants in various putative class actions and individual lawsuits under the federal securities laws and state securities laws (the “Vioxx Securities Lawsuits”). All of the Vioxx Securities Lawsuits pending in federal court have been transferred by the Judicial Panel on Multidistrict Litigation (the “JPML”) to the U.S. District Court for the District of New Jersey before District

Notes to Consolidated Financial Statements (unaudited) (continued)
Judge Stanley R. Chesler for inclusion in a nationwide MDL (the “Shareholder MDL”). Judge Chesler has consolidated the Vioxx Securities Lawsuits for all purposes. The putative class action, which requested damages on behalf of purchasers of Old Merck stock between May 21, 1999 and October 29, 2004, alleged that the defendants made false and misleading statements regarding Vioxx in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and sought unspecified compensatory damages and the costs of suit, including attorneys’ fees. The complaint also asserted claims under Section 20A of the Securities and Exchange Act against certain defendants relating to their sales of Old Merck stock and under Sections 11, 12 and 15 of the Securities Act of 1933 against certain defendants based on statements in a registration statement and certain prospectuses filed in connection with the Old Merck Stock Investment Plan, a dividend reinvestment plan. On April 12, 2007, Judge Chesler granted defendants’ motion to dismiss the complaint with prejudice. Plaintiffs appealed Judge Chesler’s decision to the U.S. Court of Appeals for the Third Circuit. On September 9, 2008, the Third Circuit issued an opinion reversing Judge Chesler’s order and remanding the case to the District Court. Old Merck filed a petition for a writ of certiorari with the United States Supreme Court on January 15, 2009, which the Supreme Court granted on May 26, 2009. While the petition for certiorari was pending, plaintiffs filed their Consolidated and Fifth Amended Class Action Complaint in the District Court. Old Merck filed a motion to dismiss that complaint on May 1, 2009, following which the District Court proceedings were stayed pending the outcome of the Supreme Court appeal. On September 16, 2009, Old Merck withdrew its motion to dismiss in the District Court without prejudice to its right to re-file such a motion pending the outcome of the Supreme Court appeal. On November 30, 2009, the Supreme Court heard oral argument. On April 27, 2010, the Supreme Court affirmed the Third Circuit’s order reversing the District Court’s dismissal of the then-operative complaint. The case is being returned to the District Court for further proceedings. Old Merck has stated its intention to renew its motion to dismiss the Fifth Amended Class Action Complaint.

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

In addition, as previously disclosed, various putative class actions filed in federal court under the Employee Retirement Income Security Act (“ERISA”) against Old Merck and certain current and former officers and directors (the “Vioxx ERISA Lawsuits” and, together with the Vioxx Securities Lawsuits and the Vioxx Derivative Lawsuits described below, the “Vioxx Shareholder Lawsuits”) have been transferred to the Shareholder MDL and consolidated for all purposes. The consolidated complaint asserts claims for breach of fiduciary duty on behalf of certain of Old Merck’s current and former employees who are participants in certain of Old Merck’s retirement plans. The complaint makes similar allegations with respect to Vioxx to the allegations contained in the Vioxx Securities Lawsuits. On July 11, 2006, Judge Chesler granted in part and denied in part defendants’ motion to dismiss the ERISA complaint. On October 19, 2007, plaintiffs moved for certification of a class of individuals who were participants in and beneficiaries of Old Merck’s retirement savings plans at any time between October 1, 1998 and September 30, 2004 and whose plan accounts included investments in the Old Merck Common Stock Fund and/or Old Merck common stock. On February 9, 2009, the court denied the motion for certification of a class as to one count and granted the motion as to the remaining counts. The court also excluded from the class definition those individuals who (i) were not injured in connection with their investments in Old Merck stock and (ii) executed post-separation settlement agreements that released their claims under ERISA. On March 23, 2009, Judge Chesler denied defendants’ motion for judgment on the pleadings. On May 11, 2009, Judge Chesler entered an order denying plaintiffs’ motion for partial summary judgment against certain individual defendants, which had been filed on December 24, 2008. Discovery in the Vioxx ERISA Lawsuits is ongoing.

As previously disclosed, on October 29, 2004, two individual shareholders made a demand on Old Merck’s Board to take legal action against Mr. Raymond Gilmartin, former Chairman, President and Chief Executive Officer, and other individuals for allegedly causing damage to Old Merck with respect to the allegedly improper marketing of Vioxx. In December 2004, the Special Committee of the Board of Directors retained the Honorable John S. Martin, Jr. of Debevoise & Plimpton LLP to conduct an independent investigation of, among other things, the allegations set forth in the demand. Judge Martin’s report was made public in September 2006. Based on the Special Committee’s recommendation made after careful consideration of the Martin report and the impact that derivative litigation would have on Old Merck, the Board rejected the demand. On October 11, 2007, two shareholders filed a shareholder derivative lawsuit purportedly on Old Merck’s behalf in state court in Atlantic County, New Jersey against current and former officers and directors of Old Merck. Plaintiffs alleged that the Board’s rejection of their demand was unreasonable and improper, and that the defendants breached various duties to Old Merck in allowing Vioxx to be marketed. The parties reached a proposed settlement and, on February 8, 2010, the court issued an order preliminarily approving the settlement, requiring that notice of the proposed settlement be made to Merck’s shareholders, and setting a hearing to consider final approval of the settlement on March 22, 2010. On February 9, 2010, Merck notified shareholders of the proposed settlement and its terms. On March 22, 2010, the court orally approved the settlement but reserved judgment on plaintiffs’ request for attorneys’ fees. On April 15, 2010, the court issued an order approving the settlement and awarding to plaintiffs’ attorneys fees and expenses totaling $9,219,460. Under the

Notes to Consolidated Financial Statements (unaudited) (continued)
settlement, Merck will make certain corporate governance changes and supplement policies and procedures previously established by the Company. In addition, Merck, the plaintiffs and the individual defendants have exchanged full, mutual releases of all claims that were, or could have been, asserted in the derivative actions. The settlement does not constitute an admission of liability or wrongful conduct by Merck or by any of the defendants named in the actions. The settlement also resolves the federal consolidated shareholder derivative action described below.

As previously disclosed, various shareholder derivative actions filed in federal court were transferred to the Shareholder MDL and consolidated for all purposes by Judge Chesler (the “Vioxx Derivative Lawsuits”). On May 5, 2006, Judge Chesler granted defendants’ motion to dismiss on the grounds that plaintiffs had failed to demonstrate that demand should be excused and denied plaintiffs’ request for leave to amend their complaint. Plaintiffs appealed, arguing that Judge Chesler erred in denying plaintiffs’ leave to amend their complaint with documents acquired by stipulation of the parties. On July 18, 2007, the United States Court of Appeals for the Third Circuit reversed the District Court’s decision on the grounds that Judge Chesler should have allowed plaintiffs to seek leave to amend their complaint using the documents acquired by stipulation, and remanded the case for the District Court’s consideration of whether, even with the additional materials, plaintiffs’ proposed amendment would be futile. Plaintiffs filed their brief in support of their request for leave to amend their complaint, along with their proposed amended complaint, on November 9, 2007. The Court denied the motion on June 17, 2008, and again dismissed the case. One of the plaintiffs appealed Judge Chesler’s decision to the United States Court of Appeals for the Third Circuit. Oral argument on the appeal was held on July 15, 2009. On November 10, 2009, before any decision was issued, the appeal was stayed pending the settlement reached in the derivative action pending in the New Jersey Superior Court. As discussed above, the settlement was approved on April 15, 2010, and resolves all shareholder derivative litigation relating to Vioxx. Under the terms of the settlement, the Third Circuit appeal will be voluntarily dismissed.

International Lawsuits

As previously disclosed, in addition to the lawsuits discussed above, Old Merck has been named as a defendant in litigation relating to Vioxx in various countries (collectively, the “Vioxx Foreign Lawsuits”) in Europe, as well as Canada, Brazil, Argentina, Australia, Turkey, Israel and the Philippines.

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

A trial in a representative action in Australia concluded on June 25, 2009, in the Federal Court of Australia. The named plaintiff, who alleged he suffered an MI, seeks to represent others in Australia who ingested Vioxx and suffered an MI, thrombotic stroke, unstable angina, transient ischemic attack or peripheral vascular disease. On March 30, 2009, the trial judge entered an order directing that, in advance of all other issues in the proceeding, the issues to be determined during the trial were those issues of fact and law in the named plaintiff’s individual case, and those issues of fact and law that the trial judge finds, after hearing the evidence, are common to the claims of the group members that the named plaintiff has alleged that he represents. On March 5, 2010, the trial judge delivered his judgment. The court decided to dismiss all claims against Old Merck, specifically finding that Old Merck had done everything that might reasonably be expected of it in the discharge of its duty of care. With regard to Old Merck’s Australian subsidiary, Merck Sharp & Dohme (Australia) Pty Ltd, the court decided to dismiss certain claims but to award the named plaintiff, whom the court found suffered an MI after ingesting Vioxx for approximately 33 months, compensation based on statutory claims that Vioxx was not fit for purpose or of merchantable quality, even though the Court rejected the applicant’s claim that Old Merck and its Australian subsidiary knew or ought to have known prior to the voluntary withdrawal of Vioxx in September 2004 that Vioxx materially increased the risk of MI. On May 7, 2010, the court will conduct a hearing to determine the orders to be entered giving effect to the judgment, in which the court will determine which of its findings of fact and law are common to the claims of other group members and will consider any other motions that might be brought. Old Merck’s subsidiary intends to appeal the adverse findings after the orders have been entered.

Notes to Consolidated Financial Statements (unaudited) (continued)
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

Investigations

As previously disclosed, Old Merck has received subpoenas from the Department of Justice (“DOJ”) requesting information related to Old Merck’s research, marketing and selling activities with respect to Vioxx in a federal health care investigation under criminal statutes. This investigation includes subpoenas for witnesses to appear before a grand jury. As previously disclosed, in March 2009, Old Merck received a letter from the U.S. Attorney’s Office for the District of Massachusetts identifying it as a target of the grand jury investigation regarding Vioxx. Further, as previously disclosed, investigations are being conducted by local authorities in certain cities in Europe in order to determine whether any criminal charges should be brought concerning Vioxx. The Company is cooperating with these governmental entities in their respective investigations (the “Vioxx Investigations”). The Company cannot predict the outcome of these inquiries; however, they could result in potential civil and/or criminal remedies.

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

There has been one U.S. Vioxx Product Liability Lawsuit tried in 2010. The Company cannot predict the timing of any other trials related to the Vioxx Litigation. The Company believes that it has meritorious defenses to the Vioxx Product Liability Lawsuits, Vioxx Shareholder Lawsuits and Vioxx Foreign Lawsuits (collectively the “Vioxx Lawsuits”) and will vigorously defend against them. In view of the inherent difficulty of predicting the outcome of litigation, particularly where there are many claimants and the claimants seek indeterminate damages, the Company is unable to predict the outcome of these matters, and at this time cannot reasonably estimate the possible loss or range of loss with respect to the Vioxx Lawsuits not included in the Settlement Program. The Company has not established any reserves for any potential liability relating to the Vioxx Lawsuits not included in the Settlement Program, other than a reserve established in connection with the resolution of the shareholder derivative lawsuits discussed above, or the Vioxx Investigations. Unfavorable outcomes in the Vioxx Litigation could have a material adverse effect on the Company’s financial position, liquidity and results of operations.

Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. As of December 31, 2009, Old Merck had an aggregate reserve of approximately $110 million (the “Vioxx Reserve”) for the Settlement Program and future legal defense costs related to the Vioxx Litigation.

During the first quarter of 2010, Merck spent approximately $42 million in the aggregate in legal defense costs worldwide, related to (i) the Vioxx Product Liability Lawsuits, (ii) the Vioxx Shareholder Lawsuits, (iii) the Vioxx Foreign Lawsuits, and (iv) the Vioxx Investigations (collectively, the “Vioxx Litigation”). In addition, during the first quarter of 2010, Merck recorded a $30 million charge solely for its future legal defense costs for the Vioxx Litigation. Consequently, as of March 31, 2010, the aggregate amount of the Vioxx Reserve was approximately $98 million, which is solely for future legal defense costs for the Vioxx Litigation. Some of the significant factors considered in the review of the Vioxx Reserve were as follows: the actual costs incurred by the Company; the development of the Company’s legal defense strategy and structure in light of the scope of the Vioxx Litigation, including the Settlement Agreement and the expectation that certain lawsuits will continue to be pending; the number of cases being brought against the Company; the costs and outcomes of completed trials and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the Vioxx Litigation. The amount of the Vioxx Reserve as of March 31, 2010 represents the Company’s best estimate of the minimum amount of defense costs to be incurred in connection with the remaining aspects of the Vioxx Litigation; however, events such as additional trials in the Vioxx Litigation and other events that could arise in the course of the Vioxx Litigation could affect the ultimate amount of defense costs to be incurred by the Company.

Notes to Consolidated Financial Statements (unaudited) (continued)
The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase the Vioxx Reserve at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.

Other Product Liability Litigation

Fosamax

As previously disclosed, Old Merck is a defendant in product liability lawsuits in the United States involving Fosamax (the “Fosamax Litigation”). As of March 31, 2010, approximately 1,039 cases, which include approximately 1,417 plaintiff groups, had been filed and were pending against Old Merck in either federal or state court, including one case which seeks class action certification, as well as damages and/or medical monitoring. In these actions, plaintiffs allege, among other things, that they have suffered osteonecrosis of the jaw, generally subsequent to invasive dental procedures, such as tooth extraction or dental implants and/or delayed healing, in association with the use of Fosamax. In addition, plaintiffs in approximately seven percent of these actions allege that they sustained stress and/or low energy femoral fractures in association with the use of Fosamax. On August 16, 2006, the JPML ordered that certain Fosamax product liability cases pending in federal courts nationwide should be transferred and consolidated into one multidistrict litigation (the “Fosamax MDL”) for coordinated pre-trial proceedings. The Fosamax MDL has been transferred to Judge John Keenan in the U.S. District Court for the Southern District of New York. As a result of the JPML order, approximately 799 of the cases are before Judge Keenan. Judge Keenan issued a Case Management Order (and various amendments thereto) setting forth a schedule governing the proceedings which focused primarily upon resolving the class action certification motions in 2007 and completing fact discovery in an initial group of 25 cases by October 1, 2008. Briefing and argument on plaintiffs’ motions for certification of medical monitoring classes were completed in 2007 and Judge Keenan issued an order denying the motions on January 3, 2008. On January 28, 2008, Judge Keenan issued a further order dismissing with prejudice all class claims asserted in the first four class action lawsuits filed against Old Merck that sought personal injury damages and/or medical monitoring relief on a class wide basis. Daubert motions were filed in May 2009 and Judge Keenan conducted a Daubert hearing in July 2009. On July 27, 2009, Judge Keenan issued his ruling on the parties’ respective Daubert motions. The ruling denied the Plaintiff Steering Committee’s motion and granted in part and denied in part Old Merck’s motion. The first MDL trial — Boles v. Merck — began on August 11, 2009, and ended on September 2, 2009. On September 11, 2009, the MDL court declared a mistrial in Boles because the eight person jury could not reach a unanimous verdict and, consequently, the Boles case is set to be retried on June 2, 2010. The second MDL case set for trial — Flemings v. Merck — was scheduled to start on January 12, 2010, but Judge Keenan granted Old Merck’s motion for summary judgment and dismissed the case on November 23, 2009. In the next MDL case set for trial — Maley v. Merck — the trial commenced on April 12, 2010 and went to the jury on May 5, 2010. On the same day, the jury returned a unanimous verdict in Merck’s favor. Old Merck filed a motion for summary judgment in Maley, which the MDL court granted in part and denied in part on January 27, 2010. On February 1, 2010, Judge Keenan selected a new bellwether case — Judith Graves v. Merck — to replace the Flemings bellwether case, which the MDL court dismissed when it granted summary judgment in favor of Old Merck. The MDL court has set the Graves trial to begin on September 13, 2010. A trial in Alabama was scheduled to begin on May 3, 2010 but the trial court granted the parties’ joint motion to postpone the trial date until the fall of 2010. A trial in Florida was scheduled to begin on June 21, 2010 but on April 7, 2010 the Florida state court postponed the trial date until sometime after January 1, 2011.

In addition, in July 2008, an application was made by the Atlantic County Superior Court of New Jersey requesting that all of the Fosamax cases pending in New Jersey be considered for mass tort designation and centralized management before one judge in New Jersey. On October 6, 2008, the New Jersey Supreme Court ordered that all pending and future actions filed in New Jersey arising out of the use of Fosamax and seeking damages for existing dental and jaw-related injuries, including osteonecrosis of the jaw, but not solely seeking medical monitoring, be designated as a mass tort for centralized management purposes before Judge Higbee in Atlantic County Superior Court. As of March 31, 2010, approximately 219 cases were pending against Old Merck in the New Jersey coordinated proceeding. On July 20, 2009, Judge Higbee entered a Case Management Order (and various amendments thereto) setting forth a schedule that contemplates completing fact discovery in an initial group of 10 cases by March 31, 2010, followed by expert discovery in four of those cases, and a projected trial date of July 12, 2010 for the first case to be tried in the New Jersey coordinated proceeding. On April 15, 2010, however, Judge Higbee advised that the first Fosamax trial in the New Jersey coordinated proceeding will not occur until the fall of 2010 and set a tentative trial date of September 27, 2010.

Discovery is ongoing in the Fosamax MDL litigation, the New Jersey coordinated proceeding, and the remaining jurisdictions where Fosamax cases are pending. The Company intends to defend against these lawsuits.

As of December 31, 2009, the Company had a remaining reserve of approximately $38 million solely for its future legal defense costs for the Fosamax Litigation. During the first quarter of 2010, the Company spent approximately $6 million and added $20 million to its reserve. Consequently, as of March 31, 2010, the Company had a reserve of approximately $52 million solely for its future legal defense costs for the Fosamax Litigation. Some of the significant factors considered in the establishment of the reserve for the Fosamax Litigation legal defense costs were as follows: the actual defense costs incurred thus far; the development of the Company’s legal defense strategy and structure in light of the creation of the Fosamax MDL; the number of cases being brought against the Company; and the anticipated timing, progression, and related costs of pre-trial activities in the Fosamax Litigation. The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves. Due to the uncertain nature of litigation, the Company is unable to reasonably estimate its costs beyond the second quarter of 2011. The Company has not established any reserves for any potential liability relating to the Fosamax Litigation. Unfavorable outcomes in the Fosamax Litigation could have a material adverse effect on the Company’s financial position, liquidity and results of operations.

Notes to Consolidated Financial Statements (unaudited) (continued)
NuvaRing

Beginning in May 2007, a number of complaints were filed in various jurisdictions asserting claims against the Company’s subsidiaries Organon USA, Inc., Organon Pharmaceuticals USA, Inc., Organon International (collectively, “Organon”), and the Company arising from Organon’s marketing and sale of NuvaRing, a combined hormonal contraceptive ring. As of March 31, 2010, there were approximately 500 NuvaRing cases. Of these cases, 393 are pending in a multidistrict litigation (the “NuvaRing MDL”) in the U.S. District Court for the Eastern District of Missouri before Judge Rodney Sippel, and approximately 100 are pending in consolidated discovery proceedings in the Bergen County Superior Court of New Jersey before Judge Brian R. Martinotti. Three additional cases are pending in various other state courts.

The plaintiffs contend that Organon and Schering-Plough failed to adequately warn of the alleged increased risk of venous thromboembolism (“VTE”) posed by NuvaRing, and/or downplayed the risk of VTE. The plaintiffs seek damages for injuries allegedly sustained from their product use, including some alleged deaths, heart attacks and strokes. Discovery is ongoing in the NuvaRing MDL litigation, the New Jersey coordinated proceeding, and the remaining jurisdictions where other cases are pending.

Pursuant to the January 13, 2010 and February 19, 2010 Orders of Judge Sippel in the NuvaRing MDL, the parties selected 26 trial pool cases which are the subject of fact discovery, and the first trials are expected to begin in September 2011. Pursuant to Judge Martinotti’s January 13, 2010 Case Management Order, the parties selected an additional 10 trial pool cases that are the subject of fact discovery in the New Jersey consolidated proceedings, and the first trials are expected to begin in May 2011. The Company intends to defend against these lawsuits.

Vetsulin

On December 28, 2009, Schering-Plough Animal Health was named as a defendant in a putative class action lawsuit filed in the U.S. District Court for the Northern District of Ohio. In that lawsuit, entitled Friedman v. Schering-Plough Animal Health, the individual plaintiff seeks to represent a class of people who purchased Vetsulin for their household pets and the suit alleges that Vetsulin was contaminated or improperly manufactured. Vetsulin is an insulin product administered to diabetic dogs and cats. Plaintiff originally sought compensatory and punitive damages based on theories of negligence, violation of consumer sales practices acts, breach of warranty, and product liability due to allegedly defective manufacturing. On March 1, 2010, plaintiff filed an amended complaint limiting plaintiff’s theories of recovery to alleged statutory violations of Ohio and New Jersey laws. Merck intends to defend against this lawsuit.

Commercial Litigation

AWP Litigation and Investigations

As previously disclosed, Old Merck was joined in ongoing litigation alleging manipulation by pharmaceutical manufacturers of Average Wholesale Prices (“AWP”), which are sometimes used in calculations that determine public and private sector reimbursement levels. The complaints allege violations of federal and state law, including fraud, Medicaid fraud and consumer protection violations, among other claims. The outcome of these litigations and investigations could include substantial damages, the imposition of substantial fines, penalties and injunctive or administrative remedies. In 2002, the JPML ordered the transfer and consolidation of all pending federal AWP cases to federal court in Boston, Massachusetts. Plaintiffs filed one consolidated class action complaint, which aggregated the claims previously filed in various federal district court actions and also expanded the number of manufacturers to include some which, like Old Merck, had not been defendants in any prior pending case. In May 2003, the court granted Old Merck’s motion to dismiss the consolidated class action and dismissed Old Merck from the class action case. Old Merck and many other pharmaceutical manufacturers are defendants in similar complaints pending in federal and state court including cases brought individually by a number of counties in the State of New York. Fifty of the county cases have been consolidated in New York state court. Old Merck was dismissed from the Suffolk County case, which was the first of the New York county cases to be filed. In addition to the New York county cases, as of December 31, 2008, Old Merck was a defendant in state cases brought by the Attorneys General of eleven states, all of which are being defended. In February 2009, the Kansas Attorney General filed suit against Old Merck and several other manufacturers. AWP claims brought by the Attorney General of Arizona against Old Merck were dropped in 2009. The court in the AWP cases pending in Hawaii listed Old Merck and others to be set for trial in August 2010.

In 2009, Schering-Plough reached settlements of certain claims relating to AWP. In August 2009, Schering-Plough and five other pharmaceutical companies settled all claims brought on behalf of the Alabama Medicaid program for a combined total of $89 million. In addition, in July 2009, Schering-Plough reached a settlement with the Relator, acting on behalf of the United States in a non-intervened AWP qui tam action pending in the U.S. Federal District Court of Massachusetts and with the States of California and Florida for a combined total of $69 million. That settlement resolved all claims brought on behalf of the Medicaid programs for the States of California and Florida and has been approved by the U.S. District Court for the District of Massachusetts and held to be preclusive of all claims for the federal share of any alleged Medicaid overpayment in all remaining states consistent with applicable precedent. In January 2010, the U.S. District Court for the District of Massachusetts held that a unit of Schering-Plough and eight other drugmakers overcharged New York City and 42 New York counties for certain generic drugs. The court has reserved the issue of damages and any penalties for future proceedings.

Notes to Consolidated Financial Statements (unaudited) (continued)
The Company continues to respond to litigation brought by certain states and private payors and to investigations initiated by the Department of Health and Human Services, the DOJ and several states regarding AWP. The Company is cooperating with these investigations.

Centocor Distribution Agreement

On May 27, 2009, Centocor, now a wholly owned subsidiary of Johnson & Johnson, delivered to Schering-Plough a notice initiating an arbitration proceeding to resolve whether, as a result of the Merger, Centocor is permitted to terminate the Company’s rights to distribute and commercialize Remicade and Simponi. Sales of Remicade and Simponi included in the Company’s results for the post-Merger period in 2009 were $430.7 million and $3.9 million, respectively. Sales of Remicade recognized by Schering-Plough in 2009 prior to the Merger were $1.9 billion. Sales of Remicade and Simponi included in the Company’s results for the first quarter of 2010 were $674.1 million and $10.3 million, respectively. The arbitration process involves a number of steps before a final decision will be reached. A hearing in the arbitration is scheduled to commence in late September 2010. An unfavorable outcome in the arbitration would have a material adverse effect on the Company’s financial position, liquidity and results of operations.

Temodar Anti-Trust Action

In an antitrust action filed in federal court in Delaware, plaintiff-wholesaler claims to represent a class of direct wholesaler-purchasers of the Company’s brand name drug Temodar, an oral anti-cancer treatment. The case was filed and served in early March 2010, and it proceeds in the wake of a federal court decision in January 2010 holding that the Temodar patent is unenforceable; that decision is on appeal in the federal court of appeals. The plaintiff-wholesaler claims that it has suffered antitrust injury and damages due to the delay in the entry of a generic competitor of Temodar, and has alleged illegal monopolization seeking three times its lost profits and class wide recovery for similarly situated direct purchasing wholesalers. The Company intends to defend against this action.

Vytorin/Zetia Litigation

As previously disclosed, between December 2007 and February 2009, the legacy companies received several letters from investigative bodies (including the House Committee on Energy and Commerce, its Subcommittee on Oversight and Investigations (“O&I”), the Ranking Minority Member of the Senate Finance Committee, the Civil Division of DOJ, the Connecticut Attorney General, and subpoenas from the New York Attorney General’s Office) collectively seeking a combination of witness interviews, documents and information on a variety of issues related to the Effect of Combination Ezetimibe and High-Dose Simvastatin vs. Simvastatin Alone of the Atherosclerotic Process in Patients with Heterozygous Familial Hypercholesterolemia (“ENHANCE”) and Simvastatin and Ezetimibe in Aortic Stenosis (“SEAS”) clinical trials, the sale and promotion of Vytorin, as well as sales of stock by corporate officers. The legacy companies responded to the inquiries and cooperated with investigators. On July 15, 2009, the legacy companies announced that they reached a civil settlement with the Attorneys General representing 35 states and the District of Columbia to resolve a previously disclosed investigation by that group into whether the legacy companies violated state consumer protection laws when marketing Vytorin and Zetia. As part of the settlement, the legacy companies agreed to reimburse the investigative costs of the 35 states and the District of Columbia which totaled $5.4 million, and to make voluntary assurances of compliance related to the promotion of Vytorin and Zetia. The settlement did not include any admission of misconduct or liability by the legacy companies.

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

Notes to Consolidated Financial Statements (unaudited) (continued)
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

There is a similar consolidated, putative class action ERISA lawsuit currently pending in the District of New Jersey, filed by a member of a Schering-Plough ERISA plan against Schering-Plough and certain of its current and former officers and directors, alleging they breached their fiduciary duties under ERISA, and under the caption In re Schering-Plough Corp. ENHANCE ERISA Litigation. The consolidated amended complaint was filed on October 1, 2009. On November 6, 2009, the Company and the other defendants filed a motion to dismiss this lawsuit on the grounds that the plaintiffs failed to state a claim for which relief can be granted. The plaintiffs’ opposition to the motion to dismiss was filed on December 16, 2009, and the motion was fully briefed on January 15, 2010. A decision remains pending.

On November 5, 2009, a stockholder of the Company filed a shareholder derivative lawsuit, In re Local No, 38 International Brotherhood of Electrical Workers Pension Fund v. Clark (“Local No. 38”), in the District of New Jersey, on behalf of the nominal defendant, the Company, and all shareholders of the Company, against the Company; certain of the Company’s officers, directors and alleged insiders; and certain of the predecessor companies’ former officers, directors and alleged insiders. A similar shareholder derivative lawsuit, Cain v. Hassan, was filed by a Schering-Plough stockholder on behalf of the nominal defendant, Schering-Plough, and all Schering-Plough shareholders, against Schering-Plough, Schering-Plough’s then-current Board of Directors, and certain of Schering-Plough’s current and former officers, directors and alleged insiders, and an amended complaint was filed on May 13, 2008. The plaintiffs in both Local No. 38 and Cain v. Hassan allege that the defendants withheld the ENHANCE study results and made false and misleading statements, thereby deceiving and causing harm to the Company and Schering-Plough, respectively, and to the investing public, unjustly enriching insiders and wasting corporate assets. The defendants in Local No. 38 intend to move to dismiss the plaintiff’s complaint. The defendants in Cain v. Hassan moved to dismiss the amended complaint on July 14, 2008, and that motion was fully briefed on October 15, 2008. A decision remains pending.

Discovery in the cases referred to in this section will be coordinated and has commenced. The Company intends to defend against the lawsuits referred to in this section. Unfavorable outcomes resulting from the government investigations or the civil litigations could have a material adverse effect on the Company’s financial position, liquidity and results of operations.

Securities and Class Action Litigation

Federal Securities Litigation

Following Schering-Plough’s announcement on February 15, 2001 that the U.S. Food and Drug Administration (“FDA”) had been conducting inspections of its manufacturing facilities in New Jersey and Puerto Rico and had issued reports citing deficiencies concerning compliance with current Good Manufacturing Practices, and had delayed approval of Clarinex, several lawsuits were filed against Schering-Plough and certain named officers. These lawsuits allege that the defendants violated the federal securities law by allegedly failing to disclose material information and making material misstatements. Specifically, they allege that Schering-Plough failed to disclose an alleged serious risk that a new drug application for Clarinex would be delayed as a result of these manufacturing issues, and they allege that the Company failed to disclose the alleged depth and severity of its manufacturing issues. These complaints were consolidated into one action in the U.S. District Court for the District of New Jersey, and a consolidated amended complaint was filed on October 11, 2001, purporting to represent a class of shareholders who purchased shares of Schering-Plough stock from May 9, 2000 through February 15, 2001. The complaint sought compensatory damages on behalf of the class. On February 18, 2009, the court signed an order preliminarily approving a settlement agreement under which Schering-Plough would

Notes to Consolidated Financial Statements (unaudited) (continued)
provide for a settlement fund in the amount of $165 million to resolve all claims by the class, which funds were placed in escrow at that time. The vast majority of the settlement was covered by insurance. On December 31, 2009, the District Court granted final approval of the settlement. The appeal period from that final approval decision has expired.

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

K-DUR Antitrust Litigation

In June 1997 and January 1998, Schering-Plough settled patent litigation with Upsher-Smith, Inc. (“Upsher-Smith”) and ESI Lederle, Inc. (“Lederle”), respectively, relating to generic versions of K-DUR, Schering-Plough’s long-acting potassium chloride product supplement used by cardiac patients, for which Lederle and Upsher-Smith had filed Abbreviated New Drug Applications (“ANDA’s”). Following the commencement of an administrative proceeding by the United States Federal Trade Commission (the “FTC”) alleging anti-competitive effects from those settlements (which has been resolved in Schering-Plough’s favor), alleged class action suits were filed in federal and state courts on behalf of direct and indirect purchasers of K-DUR against Schering-Plough, Upsher-Smith and Lederle. These suits claim violations of federal and state antitrust laws, as well as other state statutory and common law causes of action. These suits seek unspecified damages. In February 2009, a special master recommended that the U.S. District Court for the District of New Jersey dismiss the class action lawsuits on summary judgment and in March 2010, the District Court adopted the recommendation, granted summary judgment to the defendants, and dismissed the matter in its entirety. In April 2010, plaintiffs filed a Notice of Appeal with the Third Circuit Court of Appeals.

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

The Company is aware that there are approximately 5,000 cases pending in the Vaccine Court involving allegations that thimerosal-containing vaccines and/or the M-M-R II vaccine cause autism spectrum disorders. Not all of the thimerosal-containing vaccines involved in the Vaccine Court proceeding are Company vaccines. The Company is the sole source of the M-M-R II vaccine domestically. The Special Masters presiding over the Vaccine Court proceedings held hearings in three test cases involving the theory that the combination of M-M-R II vaccine and thimerosal in vaccines causes autism spectrum disorders. On February 12, 2009, the Special Masters issued decisions in each of those cases, finding that the theory was unsupported by valid scientific evidence and that the petitioners in the three cases were therefore not entitled to compensation. Two of those three cases are currently on appeal. The Special Masters held similar hearings in three different test cases involving the theory that thimerosal in vaccines alone causes autism spectrum disorders. On March 12, 2010, the Special Masters issued decisions in this second set of test cases, finding that the theory was also unsupported by valid scientific evidence and that the petitions in these cases were also not entitled to compensation. Decisions have not been issued in this second set of test cases. The Special Masters had previously indicated that they would hold

Notes to Consolidated Financial Statements (unaudited) (continued)
similar hearings involving the theory that M-M-R II alone causes autism spectrum disorders, but they have stated that they no longer intend to do so. The Vaccine Court has indicated that it intends to use the evidence presented at these test case hearings to guide the adjudication of the remaining autism spectrum disorder cases.

Patent Litigation

From time to time, generic manufacturers of pharmaceutical products file ANDA’s with the FDA seeking to market generic forms of the Company’s products prior to the expiration of relevant patents owned by the Company. Generic pharmaceutical manufacturers have submitted ANDA’s to the FDA seeking to market in the United States generic forms of Nexium, Singulair, Emend, Cancidas and Atripla, respectively, prior to the expiration of Old Merck’s (and AstraZeneca’s in the case of Nexium) patents concerning these products. In addition, an ANDA has been submitted to the FDA seeking to market in the United States a generic form of Zetia and an ANDA has been submitted to the FDA seeking to market in the United States a generic form of Vytorin, both prior to the expiration of Schering-Plough’s patent concerning those products. The generic companies’ ANDA’s generally include allegations of non-infringement, invalidity and unenforceability of the patents. The Company has filed patent infringement suits in federal court against companies filing ANDA’s for generic montelukast (Singulair), aprepitant (Emend) and caspofungin (Cancidas) and AstraZeneca and the Company have filed patent infringement suits in federal court against companies filing ANDA’s for generic esomeprazole (Nexium). Also, the Company and Schering-Plough have filed patent infringement suits in federal court against companies filing ANDA’s for generic versions of ezetimibe (Zetia) and ezetimibe/simvastatin (Vytorin). Also, Schering Corp. (“Schering”), a subsidiary of the Company, has filed patent infringement suits in federal court against generic companies filing ANDA’s for generic versions of Temodar, Integrilin, Levitra and Nasonex. Similar patent challenges exist in certain foreign jurisdictions. Also, Bristol-Myers Squibb (“BMS”) and the Company have filed a patent infringement lawsuit against a generic company for filing an ANDA for generic Atripla. The Company intends to defend its patents, which it believes are valid, against infringement by generic companies attempting to market products prior to the expiration dates of such patents. As with any litigation, there can be no assurance of the outcomes, which, if adverse, could result in significantly shortened periods of exclusivity for these products.

In February 2007, Schering-Plough received a notice from a generic company indicating that it had filed an ANDA for Zetia and that it is challenging the U.S. patents that are listed for Zetia. Prior to the Merger, the Company marketed Zetia through a joint venture, MSP Singapore Company LLC. On March 22, 2007, Schering-Plough and MSP Singapore Company LLC filed a patent infringement suit against Glenmark Pharmaceuticals Inc., USA and its parent corporation (“Glenmark”). The lawsuit automatically stays FDA approval of Glenmark’s ANDA until October 2010 or until an adverse court decision, if any, whichever may occur earlier. The trial in this matter is scheduled to commence on May 12, 2010.

In October 2008, the U.S. patent for dorzolamide, covering both Trusopt and Cosopt, expired, after which Old Merck experienced a significant decline in U.S. sales of these products. The Company is involved in litigation proceedings of the corresponding patents in Canada, Great Britain and Germany. In November 2009, the trial court in Great Britain issued a decision finding Old Merck’s Cosopt patent invalid. The Company is seeking leave to appeal that decision. In Canada a trial was held in December 2009 regarding the Company’s Canadian Trusopt and Cosopt patents. The Company is awaiting a decision.

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

In July 2007, Schering and its licensor, Cancer Research Technologies, Limited (“CRT”), received notice from Barr Laboratories (“Barr”) (now a subsidiary of Teva) that Barr had filed an ANDA for Temodar and that it was challenging CRT’s patent for temozolomide. In July 2007, Schering and CRT filed a patent infringement action against Barr. In January 2010, the court issued a decision finding the CRT patent unenforceable on grounds of prosecution laches and inequitable conduct. Schering and CRT are in the process of appealing the decision. In March 2010, CRT, Schering and Barr entered into an agreement under which Barr agreed not to launch a generic temozolomide pending a decision from the Court of Appeals. In any event, under the agreement, Barr will be permitted to launch a generic product during the six month pediatric extension period in August 2013.

In January 2010, the Company and BMS received notice from Teva that it had filed an ANDA for a single dose combination of tenofivir, emtricitabine and efavirenz and that it was challenging patents listed in the Orange Book for Atripla. On March 9, 2010, the Company and BMS filed a patent infringement lawsuit against Teva. The lawsuit automatically stays FDA approval of Teva’s ANDA until July 2012 or until an adverse court decision, if any, whichever may occur earlier.

Legal Proceedings Related to the Merger

In connection with the Merger, separate class action lawsuits were brought against Old Merck and Schering-Plough challenging the Merger and seeking other forms of relief. As previously disclosed, the Company entered into settlement agreements in both lawsuits. On March 24, 2010, Judge Cavanaugh of the District Court for the District of New Jersey approved the settlement of the federal action, which was brought against Schering-Plough and its directors. Objectors to that settlement, all of whom objected

Notes to Consolidated Financial Statements (unaudited) (continued)
only to the amount of legal fees being paid to the plaintiffs, have until May 16, 2010, to appeal that ruling. In the other lawsuit, which is in the New Jersey Superior Court in Hunterdon County, New Jersey and is against Old Merck, its directors along with Schering-Plough and its directors, the court has scheduled a hearing for June 29, 2010, to consider the proposed settlement.

These settlements, once approved by the applicable courts (including, if applicable, appellate courts), will resolve and release all claims that were or could have been brought by any shareholder of Old Merck or Schering-Plough challenging any aspect of the proposed merger, including any merger disclosure claims.

Other Litigation

French Matter

Based on a complaint to the French competition authority from a competitor in France and pursuant to a court order, the French competition authority has obtained documents from a French subsidiary of the Company relating to Subutex, one of the products that the subsidiary markets and sells. Any resolution of this matter adverse to the French subsidiary could result in the imposition of civil fines and injunctive or administrative remedies. On July 17, 2007, the Juge des Libertés et de la Détention ordered the annulment of the search and seizure on procedural grounds. On July 19, 2007, the French authority appealed the order to the French Supreme Court. On May 20, 2009, the French Supreme Court overturned that annulment and remanded the case to the Paris Court of Appeal on the basis that the Juge des Libertés et de la Détention had not examined each document to assess whether it should have been seized and whether it had been lawfully seized. On March 4, 2010, the Paris Court of Appeal confirmed the validity of the seizure’s operations. On March 10, 2010, Schering-Plough S.A.S. lodged an appeal before the Supreme Court.

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
11.    Stockholders’ Equity

	Common
	Stock	Common	Other	Treasury	Treasury
	Shares	Stock	Paid-In	Stock	Stock
($ in millions)	Issued	at Cost	Capital	Shares	at Cost

Balance at January 1, 2009	2,983.5	$29.8	$8,319.1	875.8	$30,735.5
Employee share-based compensation plans	—	—	67.7	(1.0)	(34.3)

Balance at March 31, 2009	2,983.5	$29.8	$8,386.8	874.8	$30,701.2

Balance at January 1, 2010	3,562.5	$1,781.3	$39,682.6	454.3	$21,044.3
Employee share-based compensation plans	9.4	4.7	513.8	—	—
Conversions	—	—	0.2	—	—

Balance at March 31, 2010	3,571.9	$1,786.0	$40,196.6	454.3	$21,044.3

A reconciliation of retained earnings is as follows:

($ in millions)	2010	2009
Balance at January 1	$41,404.9	$43,698.8
Net income	298.8	1,425.0
Dividends declared on common stock	(1,192.3)	(803.4)

Balance at March 31	$40,511.4	$44,320.4

The accumulated balances related to each component of other comprehensive income (loss), net of taxes, were as follows:

					Accumulated
			Employee	Cumulative	Other
			Benefit	Translation	Comprehensive
($ in millions)	Derivatives	Investments	Plans	Adjustment	Income (Loss)

Balance at January 1, 2009	$111.9	$63.1	$(2,754.6)	$25.7	$(2,553.9)
Other comprehensive income (loss)	43.6	20.9	24.8	(8.2)	81.1

Balance at March 31, 2009	$155.5	$84.0	$(2,729.8)	$17.5	$(2,472.8)

Balance at January 1, 2010	$(42.2)	$33.3	$(2,469.1)	$(288.5)	$(2,766.5)
Other comprehensive income (loss)	68.3	(6.4)	58.7	(925.7)	(805.1)

Balance at March 31, 2010	$26.1	$26.9	$(2,410.4)	$(1,214.2)	$(3,571.6)

Comprehensive (loss) income was $(506.3) million and $1,506.1 million for the three months ended March 31, 2010 and 2009, respectively.
Included in the cumulative translation adjustment are gains of $233.7 million for the first quarter of 2010 from euro-denominated notes which have been designated as, and are effective as, economic hedges of the net investment in a foreign operation.

Notes to Consolidated Financial Statements (unaudited) (continued)
A reconciliation of noncontrolling interests was as follows:

($ in millions)	2010	2009

Balance at January 1	$2,434.6	$2,408.8
Net income attributable to noncontrolling interests	31.4	30.8
Distributions	(1.5)	(1.4)
Other	0.6	0.3

Balance at March 31	$2,465.1	$2,438.5

In connection with the 1998 restructuring of Astra Merck Inc., the Company assumed $2.4 billion par value preferred stock with a dividend rate of 5% per annum, which is carried by KBI and included in Noncontrolling interests on the Consolidated Balance Sheet. While a small portion of the preferred stock carried by KBI is convertible into KBI common shares, none of the preferred securities are convertible into the Company’s common shares and, therefore, are not included as common shares issuable for purposes of computing Earnings per common share assuming dilution attributable to Merck & Co., Inc. common shareholders (see Note 16).
12.    Share-Based Compensation
The Company has share-based compensation plans under which employees, non-employee directors and employees of certain of the Company’s equity method investees may be granted options to purchase shares of Company common stock at the fair market value at the time of grant. In addition to stock options, the Company grants performance share units (“PSUs”) and restricted stock units (“RSUs”) to certain management-level employees. The Company recognizes the fair value of share-based compensation in net income on a straight-line basis over the requisite service period.
The following table provides amounts of share-based compensation cost recorded in the Consolidated Statement of Income:

	Three Months Ended
	March 31,
($ in millions)	2010	2009

Pretax share-based compensation expense	$132.4	$113.3
Income tax benefits	(44.9)	(36.4)

Total share-based compensation expense, net of tax	$87.5	$76.9

During the first three months of 2010 and 2009, the Company granted 1.3 million options and 1.5 million options, respectively. The weighted average fair value of options granted for the first three months of 2010 and 2009 was $6.68 and $5.87 per option, respectively, and was determined using the following assumptions:

	Three Months Ended
	March 31,
	2010	2009

Expected dividend yield	4.1%	5.1%
Risk-free interest rate	2.7%	2.1%
Expected volatility	26.8%	34.0%
Expected life (years)	6.0	6.0

At March 31, 2010, there was $428.1 million of total pretax unrecognized compensation expense related to nonvested stock options, RSU and PSU awards which will be recognized over a weighted average period of 1.6 years. For segment reporting, share-based compensation costs are unallocated expenses.

Notes to Consolidated Financial Statements (unaudited) (continued)
13.    Pension and Other Postretirement Benefit Plans
The Company has defined benefit pension plans covering eligible employees in the United States and in certain of its international subsidiaries. The net cost of such plans consisted of the following components:

	Three Months Ended
	March 31,
($ in millions)	2010	2009

Service cost	$153.6	$95.3
Interest cost	176.5	101.9
Expected return on plan assets	(217.2)	(151.1)
Net amortization	44.7	30.9
Termination benefits	19.3	22.6
Curtailments	(35.7)	(3.5)
Settlements	(0.5)	3.0

	$140.7	$99.1

The Company provides medical, dental and life insurance benefits, principally to its eligible U.S. retirees and similar benefits to their dependents, through its other postretirement benefit plans. The net cost of such plans consisted of the following components:

	Three Months Ended
	March 31,
($ in millions)	2010	2009

Service cost	$25.8	$18.9
Interest cost	37.8	25.7
Expected return on plan assets	(32.1)	(23.8)
Net amortization	2.5	5.6
Termination benefits	19.6	6.4
Curtailments	—	0.3

	$53.6	$33.1

The increase in pension and other postretirement benefit costs in the first quarter of 2010 as compared with the first quarter of 2009 is primarily due to the inclusion of costs associated with Schering-Plough benefit plans as a result of the Merger. In connection with restructuring actions (see Note 3), termination charges for the three months ended March 31, 2010 and 2009 were recorded on pension and other postretirement benefit plans related to expanded eligibility for certain employees exiting Merck. Also, in connection with these restructuring actions, curtailments were recorded on pension plans for the three months ended March 31, 2010 and 2009 and on other postretirement benefit plans for the three months ended March 31, 2009. In addition, settlements were recorded on pension plans for the three months ended March 31, 2010 and 2009.
14.    Other (Income) Expense, Net
Other (income) expense, net, consisted of:

	Three Months Ended
	March 31,
($ in millions)	2010	2009

Interest income	$(12.0)	$(96.3)
Interest expense	181.2	60.7
Exchange losses	80.1	16.5
Other, net	(81.6)	(48.1)

	$167.7	$(67.2)

Notes to Consolidated Financial Statements (unaudited) (continued)
The decline in interest income and increase in interest expense in the first quarter of 2010 as compared with the first quarter of 2009 is largely attributable to the financing of the Merger. In addition, during the first quarter of 2010, the Company recognized higher exchange losses of $80 million due to the Venezuelan currency devaluation. Effective January 11, 2010, the Venezuelan government devalued its currency from at BsF 2.15 per U.S. dollar to a two-tiered official exchange rate at (1) “the essentials rate” at BsF 2.60 per U.S. dollar and (2) “the non-essentials rate” at BsF 4.30 per U.S. dollar. The Company anticipates that its transactions will be settled at the essentials rate. The Company was required to remeasure its local currency operations in Venezuela to U.S. dollars as the Venezuelan economy was determined to be hyperinflationary. Other, net in the first quarter of 2010 includes $102 million of income recognized on the settlement of certain disputed royalties. Interest paid for the three months ended March 31, 2010 and 2009 was $128.5 million and $59.7 million, respectively, which excludes commitment fees.
15.    Taxes on Income
The effective tax rate of 46.4% for the first quarter of 2010 reflects the impact of a charge of $146.5 million, or approximately 24 percentage points, associated with a change in tax law that requires taxation of the prescription drug subsidy of the Company’s retiree health benefit plans which was enacted in the first quarter of 2010 as part of U.S. health care reform legislation, as well by the impacts of purchase accounting adjustments and restructuring charges. The effective tax rate of 18.4% for the first quarter of 2009 reflects a favorable impact of approximately 5 percentage points resulting from the previously disclosed settlement reached with the Canada Revenue Agency (“CRA”) and restructuring charges.
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

In addition, in July 2007 and November 2008, the CRA proposed additional adjustments for 1999 and 2000, respectively, relating to other intercompany pricing matters. The adjustments would increase Canadian tax due by approximately $318 million (U.S. dollars) plus approximately $328 million (U.S. dollars) of interest through March 31, 2010. It is possible that the CRA will propose similar adjustments for later years. The Company disagrees with the positions taken by the CRA and believes they are without merit. The Company intends to contest the assessments through the CRA appeals process and the courts if necessary. Management believes that resolution of these matters will not have a material effect on the Company’s financial position or liquidity.

In connection with the appeals process for the matters discussed above, during 2007, Old Merck pledged collateral to two financial institutions, one of which provided a guarantee to the CRA and the other to the Quebec Ministry of Revenue representing a portion of the tax and interest assessed. As a result of the settlement noted above, guarantees required to appeal the disputes were reduced or eliminated and a portion of associated collateral was released. Certain of the cash and investments continue to be collateralized for guarantees required to appeal other Canadian tax disputes. The collateral is included in Deferred income taxes and other current assets and Other assets in the Consolidated Balance Sheet and totaled approximately $320 million and $290 million at March 31, 2010 and December 31, 2009, respectively.

In October 2001, Internal Revenue Service (“IRS”) auditors asserted that two interest rate swaps that Schering-Plough entered into with an unrelated party should be re-characterized as loans from affiliated companies, resulting in additional tax liability for the 1991 and 1992 tax years. In September 2004, Schering-Plough made payments to the IRS in the amount of $194 million for income taxes and $279 million for interest. Schering-Plough filed refund claims for the taxes and interest with the IRS in December 2004. Following the IRS’s denial of Schering-Plough’s claims for a refund, Schering-Plough filed suit in May 2005 in the U.S. District Court for the District of New Jersey for refund of the full amount of tax and interest. Schering-Plough’s tax reserves were adequate to cover the above mentioned payments. A decision in favor of the government was announced in August 2009. Schering-Plough filed a motion for a retrial, which was denied on April 28, 2010, and therefore the Company intends to file an appeal to the 3rd circuit.

Notes to Consolidated Financial Statements (unaudited) (continued)
The IRS has issued Merck a Revenue Agent’s Report (“RAR”) dated April 19, 2010 pertaining to the former Schering-Plough for the years 2003 to 2006. The proposed adjustments to income contained in the report amount to approximately $1 billion and relate to certain intercompany pricing matters. The Company vigorously disagrees with the proposed adjustments and believes they are without merit. The tax that would be assessed as a result of the RAR as stated would approximate $370 million and would mostly reduce net operating loss (“NOL”) and other tax credit carryforwards. The Company believes that the resolution of this matter will not have a material impact to its results of operations. The Company intends to pursue all administrative remedies available to it, including the IRS appeals process and the courts if necessary.
16.    Earnings Per Share
The Company calculates earnings per share pursuant to the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. RSUs and certain PSUs granted before December 31, 2009 to certain management level employees participate in dividends on the same basis as common shares and are nonforfeitable by the holder. As a result, these RSUs and PSU’s meet the definition of a participating security. For RSUs and PSUs issued on or after January 1, 2010, dividends will be payable to the employees only upon vesting and therefore such RSUs and PSUs do not meet the definition of a participating security.
The calculations of earnings per share under the two-class method are as follows:

	Three Months Ended
	March 31,
	2010	2009

Basic Earnings per Common Share
Net income attributable to Merck & Co., Inc. common shareholders	$298.8	$1,425.0
Less: Income allocated to participating securities	1.1	4.1

Net income allocated to common shareholders	$297.7	$1,420.9

Average common shares outstanding	3,114.3	2,107.9

	$0.10	$0.67

Earnings per Common Share Assuming Dilution
Net income attributable to Merck & Co., Inc. common shareholders	$298.8	$1,425.0
Less: Income allocated to participating securities	1.1	4.1

Net income allocated to common shareholders	$297.7	$1,420.9

Average common shares outstanding	3,114.3	2,107.9
Common shares issuable (1)	26.7	1.3

Average common shares outstanding assuming dilution	3,141.0	2,109.2

	$0.09	$0.67

(1)	Issuable primarily under share-based compensation plans.
For the three months ended March 31, 2010 and 2009, 181.5 million and 229.8 million, respectively, of common shares issuable under share-based compensation plans were excluded from the computation of earnings per common share assuming dilution because the effect would have been antidilutive.

Notes to Consolidated Financial Statements (unaudited) (continued)
17.    Segment Reporting
The Company’s operations are principally managed on a products basis and are comprised of four operating segments — Pharmaceutical, Animal Health, Consumer Care and Alliances (which includes revenue and equity income from the Company’s relationship with AZLP). The Animal Health, Consumer Care and Alliances segments are not material for separate reporting and are included in All Other in the table below. The Pharmaceutical segment includes human health pharmaceutical and vaccine products marketed either directly by the Company or through joint ventures. Human health pharmaceutical products consist of therapeutic and preventive agents, sold by prescription, for the treatment of human disorders. The Company sells these human health pharmaceutical products primarily to drug wholesalers and retailers, hospitals, government agencies and managed health care providers such as health maintenance organizations, pharmacy benefit managers and other institutions. Vaccine products consist of preventive pediatric, adolescent and adult vaccines, primarily administered at physician offices. The Company sells these human health vaccines primarily to physicians, wholesalers, physician distributors and government entities. A large component of pediatric and adolescent vaccines is sold to the U.S. Centers for Disease Control and Prevention Vaccines for Children program, which is funded by the U.S. government. The Company also has animal health operations that discover, develop, manufacture and market animal health products, including vaccines. Additionally, the Company has consumer care operations that develop, manufacture and market over-the-counter, foot care and sun care products in the United States and Canada.
Revenues and profits for these segments are as follows:

	Three Months Ended
	March 31,
($ in millions)	2010	2009

Segment revenues:
Pharmaceutical segment	$9,793.4	$5,019.0
All other segment revenues	1,460.2	366.8

	$11,253.6	$5,385.8

Segment profits:
Pharmaceutical segment	$5,779.5	$3,251.6
All other segment profits	680.5	468.1

	$6,460.0	$3,719.7

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

Notes to Consolidated Financial Statements (unaudited) (continued)
Sales(1) of the Company’s products were as follows:

	Three Months Ended
	March 31,
($ in millions)	2010	2009

Pharmaceutical:
Bone, Respiratory, Immunology and Dermatology
Singulair	$1,165.3	$1,057.2
Remicade	674.1	—
Nasonex	319.8	—
Fosamax	230.4	261.3
Clarinex	174.0	—
Propecia	99.5	102.8
Arcoxia	95.4	81.3
Asmanex	51.0	—

Cardiovascular
Zetia	533.7	1.0
Vytorin	476.7	15.5
Integrilin	70.0	—

Diabetes and Obesity
Januvia	511.1	411.1
Janumet	200.7	128.5

Infectious Disease
Isentress	232.0	148.1
PegIntron	186.3	—
Primaxin	159.1	164.5
Cancidas	153.0	138.7
Avelox	105.7	—
Invanz	74.7	61.7
Rebetol	56.3	—
Crixivan/Stocrin	51.6	49.1

Mature Brands
Cozaar/Hyzaar	781.5	839.2
Claritin Rx	124.5	—
Zocor	115.8	137.4
Vasotec/Vaseretic	59.1	77.1
Proscar	58.5	72.1
Proventil	57.0	—

Neurosciences and Ophthalmology
Maxalt	134.7	133.2
Cosopt/Trusopt	114.8	121.1
Subutex/Suboxone	52.2	—
Remeron	50.6	—

Oncology
Temodar	273.8	—
Emend	82.4	68.1
Caelyx	73.6	—
Intron A	54.4	—

Vaccines (2)
ProQuad/M-M-R II/Varivax	319.5	252.0
Gardasil	232.6	262.0
Zostavax	95.2	75.2
RotaTeq	92.7	134.4
Pneumovax	50.7	40.7

Women’s Health and Endocrine
NuvaRing	135.2	—
Follistim/Puregon	133.8	—
Cerazette	54.7
Implanon	50.6

Other pharmaceutical (3)	975.1	185.7

	9,793.4	5,019.0

Other segment revenues (4)	1,460.2	366.8

Total segment revenues	11,253.6	5,385.8

Other (5)	168.6	(0.6)

	$11,422.2	$5,385.2

(1)	The Merger closed on November 3, 2009, therefore the product table reflects sales for legacy Schering-Plough products for the first quarter of 2010 only. Also, prior to the Merger, sales of Zetia and Vytorin were primarily recognized by the MSP Partnership and the results of Old Merck’s interest in the MSP Partnership were recorded in Equity income from affiliates. As a result of the Merger, the MSP Partnership is wholly-owned by the Company. Activity resulting from the sale of MSP Partnership products after the Merger has been consolidated with Merck’s results. Sales of Zetia and Vytorin in 2009 reflect Old Merck’s sales of these products in Latin America which was not part of the MSP Partnership.

(2)	These amounts do not reflect sales of vaccines sold in most major European markets through the Company’s joint venture, Sanofi Pasteur MSD, the results of which are reflected in Equity income from affiliates. These amounts do, however, reflect supply sales to Sanofi Pasteur MSD.

Notes to Consolidated Financial Statements (unaudited) (continued)

(3)	Other pharmaceutical primarily includes sales of other human pharmaceutical products, including products within the franchises not listed separately.

(4)	Reflects other non-reportable segments, including animal health and consumer care, and revenue from the Company’s relationship with AZLP primarily relating to sales of Nexium, as well as Prilosec. Revenue from AZLP was $363.9 million and $355.7 million for first quarter of 2010 and 2009, respectively.

(5)	Other revenues are primarily comprised of miscellaneous corporate revenues, third-party manufacturing sales, sales related to divested products or businesses and other supply sales not included in segment results.
A reconciliation of segment profits to Income Before Taxes is as follows:

	Three Months Ended
	March 31,
($ in millions)	2010	2009

Segment profits	$6,460.0	$3,719.7
Other profits	11.6	(55.5)
Adjustments	87.4	87.4
Unallocated:
Interest income	12.0	96.3
Interest expense	(181.2)	(60.7)
Equity income from affiliates	46.7	23.9
Depreciation and amortization	(348.7)	(421.7)
Research and development	(2,026.7)	(1,224.2)
Amortization of purchase accounting adjustments	(2,255.3)	—
Other expenses, net	(1,190.0)	(382.2)

	$615.8	$1,783.0

Other profits are primarily comprised of miscellaneous corporate profits as well as operating profits related to divested products or businesses and other supply sales. Adjustments represent the elimination of the effect of double counting certain items of income and expense. Equity income from affiliates includes taxes paid at the joint venture level and a portion of equity income that is not reported in segment profits. Other expenses, net, include expenses from corporate and manufacturing cost centers and other miscellaneous income (expense), net. The increase in other expenses, net in the first quarter of 2010 is largely attributable to the inclusion of legacy Schering-Plough activities, as well as higher restructuring costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Merger
On November 3, 2009, Merck & Co., Inc. (“Old Merck”) and Schering-Plough Corporation (“Schering-Plough”) completed their previously-announced merger (the “Merger”). In the Merger, Schering-Plough acquired all of the shares of Old Merck, which became a wholly-owned subsidiary of Schering-Plough and was renamed Merck Sharp & Dohme Corp. Schering-Plough continued as the surviving public company and was renamed Merck & Co., Inc. (“New Merck” or the “Company”). However, for accounting purposes only, the Merger was treated as an acquisition with Old Merck considered the accounting acquirer. Accordingly, the accompanying financial statements reflect Old Merck’s stand-alone operations as they existed prior to the completion of the Merger. The results of Schering-Plough’s business have been included in New Merck’s financial statements only for periods subsequent to the completion of the Merger. Therefore, financial results in the first quarter of 2009 do not reflect legacy Schering-Plough operations. References in this report and in the accompanying financial statements to “Merck” for periods prior to the Merger refer to Old Merck and for periods after the completion of the Merger to New Merck.
U.S. Health Care Reform Legislation
In March 2010, the United States enacted health care reform legislation. Important market reforms begin this year and more significant reforms begin in 2014. As a result, the new law is expected to expand access to health care to more than 32 million Americans by the end of the decade. In the first quarter of 2010, Merck incurred additional costs as a result of the new law, including increased Medicaid rebates and other impacts that reduced revenues by approximately $33 million. Beginning in 2010, the legislation includes an increase in the minimum rebate to states participating in the Medicaid program from 15.1% to 23.1% on the Company’s branded prescription drugs; the extension of the Medicaid rebate to Medicaid Managed Care Organizations; and the expansion of section 340B eligibility to rural referral centers, sole community hospitals, critical access hospitals, certain free standing cancer hospitals and certain additional children’s hospitals.
The Company also recorded a charge of $147 million in the first quarter of 2010 associated with this legislation that changed tax law to require taxation of the prescription drug subsidy of the Company’s retiree health benefit plans for which companies receive reimbursement under Medicare Part D.
Beginning in 2011, the new legislation requires drug manufacturers to pay a 50% discount on Medicare Part D utilization incurred by beneficiaries when they are in the Medicare Part D coverage gap (i.e., the “donut hole”). Also, beginning in 2011, the Company will incur an annual health care reform fee, which is being assessed on all branded prescription drug manufacturers and importers. Sales included in the calculation of the fee are those made to the following federal programs or entities or pursuant to coverage under these programs: Medicare Part D, Medicare Part B, Medicaid, VA, DoD, and the TRICARE program. The fee will be calculated based on the industry’s total sales of branded prescription drugs to these specified government programs. The percentage of a manufacturer’s sales that are included is determined by a tiered scale based on the manufacturer’s individual revenues. Each manufacturer’s portion of the total annual fee (ranging from $2.5 billion to $4.1 billion annually) will be based on the manufacturer’s proportion of the total includable sales in the prior year. As additional guidance and regulations are issued, the Company will revise its implementation approach as appropriate and will continue to assess the impact of the legislation accordingly.
Management
In April 2010, the Company announced changes in responsibilities for three of its top leaders. Richard T. Clark, currently chairman, CEO and president, will continue leading the Company as chairman and CEO. Kenneth C. Frazier, currently president of Global Human Health, was elected Company president as of May 1 by the Merck Board of Directors, reporting to Mr. Clark. Adam H. Schechter, who currently leads the Company’s pharmaceutical business in the United States, was elected to succeed Mr. Frazier as president of Global Human Health.

Operating Results
Sales
Worldwide sales were $11.4 billion for the first quarter of 2010 compared with $5.4 billion in the first quarter of 2009. Foreign exchange favorably affected global sales performance by 4%. The revenue increase largely reflects incremental sales resulting from the inclusion of legacy Schering-Plough products in the first quarter of 2010, such as Remicade, Nasonex, Temodar, PegIntron and Clarinex, as well as the recognition of revenue from sales of Zetia and Vytorin. Prior to the Merger, sales of Zetia and Vytorin were recognized by the Merck/Schering-Plough partnership (the “MSP Partnership”) and the results of Old Merck’s interest in the MSP Partnership were recorded in Equity income from affiliates. As a result of the Merger, the MSP Partnership became wholly-owned by the Company and therefore revenues from these products for the first quarter of 2010 are reflected in Sales. Additionally, the Company recognized sales during the first quarter of 2010 from legacy Schering-Plough animal health and consumer care products. Also contributing to the sales increase was growth in Januvia and Janumet, Singulair and Isentress. These increases were partially offset by lower sales of Cozaar/Hyzaar*. Cozaar and Hyzaar lost patent protection in a number of major European markets in March and February 2010, respectively. Revenue was also negatively affected by lower sales of RotaTeq, as well as lower sales of Fosamax and Fosamax Plus D, which have lost market exclusivity in the United States and in several major European markets, and Gardasil.
During the first quarter of 2010, the Company offered a one-time Special Purchase Program (“SPP”) to certain distributors in the United States in anticipation of the U.S. implementation of an enterprise wide resource planning system (SAP). The SPP allowed these distributors to purchase up to 3 weeks of additional inventory in the first quarter. The SPP included a 30-day extension on payment terms and special returns provisions for the additional quantities purchased. Under these special returns provisions, any product purchased under the SPP may be returned in the second quarter of 2010. As a result of this program, the Company deferred approximately $580 million of pharmaceutical segment sales, which are expected to be recognized upon expiry of the special terms, net of any actual returns received during the period. Merck closely monitored order volume purchasing patterns for all customers throughout the first quarter to ensure that no orders exceeded past purchasing history unless placed under the SPP.

*	Cozaar and Hyzaar are registered trademarks of E.I. duPont de Nemours & Company, Wilmington, Delaware.

Sales(1) of the Company’s products were as follows:

	Three Months Ended
	March 31,
($ in millions)	2010	2009

Pharmaceutical:
Bone, Respiratory, Immunology and Dermatology
Singulair	$1,165.3	$1,057.2
Remicade	674.1	—
Nasonex	319.8	—
Fosamax	230.4	261.3
Clarinex	174.0	—
Propecia	99.5	102.8
Arcoxia	95.4	81.3
Asmanex	51.0	—

Cardiovascular
Zetia	533.7	1.0
Vytorin	476.7	15.5
Integrilin	70.0	—

Diabetes and Obesity
Januvia	511.1	411.1
Janumet	200.7	128.5

Infectious Disease
Isentress	232.0	148.1
PegIntron	186.3	—
Primaxin	159.1	164.5
Cancidas	153.0	138.7
Avelox	105.7	—
Invanz	74.7	61.7
Rebetol	56.3	—
Crixivan/Stocrin	51.6	49.1

Mature Brands
Cozaar/Hyzaar	781.5	839.2
Claritin Rx	124.5	—
Zocor	115.8	137.4
Vasotec/Vaseretic	59.1	77.1
Proscar	58.5	72.1
Proventil	57.0	—

Neurosciences and Ophthalmology
Maxalt	134.7	133.2
Cosopt/Trusopt	114.8	121.1
Subutex/Suboxone	52.2	—
Remeron	50.6	—

Oncology
Temodar	273.8	—
Emend	82.4	68.1
Caelyx	73.6	—
Intron A	54.4	—

Vaccines (2)
ProQuad/M-M-R II/Varivax	319.5	252.0
Gardasil	232.6	262.0
Zostavax	95.2	75.2
RotaTeq	92.7	134.4
Pneumovax	50.7	40.7

Women’s Health and Endocrine
NuvaRing	135.2	—
Follistim/Puregon	133.8	—
Cerazette	54.7	—
Implanon	50.6	—

Other pharmaceutical (3)	975.1	185.7

	9,793.4	5,019.0

Other segment revenues (4)	1,460.2	366.8

Total segment revenues	11,253.6	5,385.8

Other (5)	168.6	(0.6)

	$11,422.2	$5,385.2

(1)	The Merger closed on November 3, 2009, therefore the product table reflects sales for legacy Schering-Plough products for the first quarter of 2010 only. Also, prior to the Merger, sales of Zetia and Vytorin were primarily recognized by the MSP Partnership and the results of Old Merck’s interest in the MSP Partnership were recorded in Equity income from affiliates. As a result of the Merger, the MSP Partnership is wholly-owned by the Company. Activity resulting from the sale of MSP Partnership products after the Merger has been consolidated with Merck’s results. Sales of Zetia and Vytorin in 2009 reflect Old Merck’s sales of these products in Latin America which was not part of the MSP Partnership.

(2)	These amounts do not reflect sales of vaccines sold in most major European markets through the Company’s joint venture, Sanofi Pasteur MSD, the results of which are reflected in Equity income from affiliates. These amounts do, however, reflect supply sales to Sanofi Pasteur MSD.

(3)	Other pharmaceutical primarily includes sales of other human pharmaceutical products, including products within the franchises not listed separately.

(4)	Reflects other non-reportable segments, including animal health and consumer care, and revenue from the Company’s relationship with AZLP primarily relating to sales of Nexium, as well as Prilosec. Revenue from AZLP was $363.9 million and $355.7 million for the first quarter of 2010 and 2009, respectively.

(5)	Other revenues are primarily comprised of miscellaneous corporate revenues, third-party manufacturing sales, sales related to divested products or businesses and other supply sales not included in segment results.
The provision for discounts includes indirect customer discounts that occur when a contracted customer purchases directly through an intermediary wholesale purchaser, known as chargebacks, as well as indirectly in the form of rebates owed based upon definitive contractual agreements or legal requirements with private sector and public sector (Medicaid and Medicare Part D) benefit providers, after the final dispensing of the product by a pharmacy to a benefit plan participant. These discounts, in the aggregate, reduced revenues by $1,162.4 million and $462.1 million for the three months ended March 31, 2010 and 2009, respectively. The increase was driven primarily by the inclusion of legacy Schering-Plough and MSP Partnership amounts. Inventory levels at key wholesalers for each of the Company’s major pharmaceutical products are generally less than one month, excluding inventories purchased under the SPP as discussed above.
Pharmaceutical Segment Revenues
Bone, Respiratory, Immunology and Dermatology
Worldwide sales for Singulair, a once-a-day oral medicine indicated for the chronic treatment of asthma and for the relief of symptoms of allergic rhinitis, were $1.2 billion for the first quarter of 2010, representing an increase of 10% over the first quarter of 2009. Sales growth was driven by price increases and strong performance in Japan. Singulair continues to be the number one prescribed branded product in the U.S. respiratory market. The patent that provides U.S. market exclusivity for Singulair expires in August 2012. Full year U.S. sales of Singulair were $3.0 billion in 2009. The Company expects that within the two years following patent expiration, it will lose substantially all U.S. sales of Singulair, with most of those declines coming in the first full year following patent expiration. In addition, the patent for Singulair will expire in a number of major European markets in August 2012 and the Company expects sales of Singulair in those markets will decline significantly thereafter.
International sales of Remicade, a treatment for inflammatory diseases, were $674.1 million for the first quarter of 2010. Remicade is marketed by the Company outside of the United States (except in Japan and certain other Asian markets). Products that compete with Remicade have been launched over the past several years. Simponi, a once-monthly subcutaneous treatment for certain inflammatory diseases has been launched in Canada, Germany, Denmark, Hungary and Norway; launches in other international markets are planned. See Note 10 to the interim consolidated financial statements for a discussion of arbitration proceedings involving Remicade/Simponi.
Global sales of Nasonex nasal spray, an inhaled nasal corticosteroid for the treatment of nasal allergy symptoms, were $319.8 million for the first quarter of 2010.
Worldwide sales for Fosamax and Fosamax Plus D (marketed as Fosavance throughout the European Union (“EU”) and as Fosamac in Japan), for the treatment and, in the case of Fosamax, prevention of osteoporosis, were $230.4 million for the first quarter of 2010 representing a decline of 12% over the first quarter of 2009. Since these medicines have lost U.S. market exclusivity, the Company is experiencing a significant decline in sales in the United States within the Fosamax franchise and the Company expects such declines to continue. The Company has also lost market exclusivity for certain formulations in several major European markets.
Global sales of Clarinex (marketed as Aerius in many countries outside the United States), a non-drowsy antihistamine, were $174.0 million for the first quarter of 2010.
Other products included in the Bone, Respiratory, Immunology and Dermatology franchise include among others, Propecia, a product for the treatment of male pattern hair loss; Arcoxia, for the treatment of arthritis and pain; and Asmanex, an orally inhaled steroid for asthma.

Cardiovascular
Sales of Zetia, a cholesterol-absorption inhibitor also marketed as Ezetrol outside the United States, and Vytorin, a combination product containing the active ingredients of both Zetia and Zocor marketed outside the United States as Inegy, were $533.7 million and $476.7 million, respectively, for the first quarter of 2010. Prior to the Merger, sales of these products were recognized by the MSP Partnership and the results of Old Merck’s interest in the MSP Partnership were recorded in Equity income from affiliates. As a result of the Merger, the MSP Partnership became wholly-owned by the Company and therefore revenues from these products are now reflected in Sales. For a discussion of the performance of Zetia and Vytorin in the first quarter of 2009, see “Selected Joint Venture and Affiliate Information” below.
Global sales of Integrilin Injection, a treatment for patients with acute coronary syndrome, which is sold by the Company in the United States and Canada, were $70.0 million for the first quarter of 2010.
Diabetes and Obesity
Global sales of Januvia, Merck’s dipeptidyl peptidase-4 (“DPP-4”) inhibitor for the treatment of type 2 diabetes, were $511.1 million in the first quarter of 2010, an increase of 24% compared with the first quarter of 2009 reflecting continued growth both in the United States and internationally. DPP-4 inhibitors represent a class of prescription medications that improve blood sugar control in patients with type 2 diabetes by enhancing a natural body system called the incretin system, which helps to regulate glucose by affecting the beta cells and alpha cells in the pancreas.
Worldwide sales of Janumet, Merck’s oral antihyperglycemic agent that combines sitagliptin (Merck’s DPP-4 inhibitor, Januvia) with metformin in a single tablet to target all three key defects of type 2 diabetes, were $200.7 million for the first quarter of 2010, an increase of 56% compared with the first quarter of 2009.
Infectious Disease
Global sales for Isentress, an HIV integrase inhibitor for use in combination with other antiretroviral agents for the treatment of HIV infection, were $232.0 million in the first quarter of 2010, an increase of 57% compared with the first quarter of 2009. These results reflect positive performance in the United States, as well as internationally, resulting from the continued uptake since launch. Isentress works by inhibiting the insertion of HIV DNA into human DNA by the integrase enzyme. Inhibiting integrase from performing this essential function limits the ability of the virus to replicate and infect new cells.
Worldwide sales of PegIntron for treating chronic hepatitis C were $186.3 million for the first quarter of 2010.
Sales of Primaxin, an anti-bacterial product, were $159.1 million in the first quarter of 2010, a decline of 3% compared with the first quarter of 2009 primarily reflecting competitive pressures. Patents on Primaxin have expired worldwide. Accordingly, the Company is experiencing a decline in sales of this product and the Company expects the decline to continue.
Other products contained in the Infectious Disease franchise include among others, Cancidas, an anti-fungal product; Avelox, a fluoroquinolone antibiotic for the treatment of certain respiratory and skin infections; Invanz for the treatment of certain infections; Rebetol for use in combination with PegIntron or Intron A for treating chronic hepatitis C; and Crixivan and Stocrin, antiretroviral therapies for the treatment of HIV infection.

Mature Brands
Merck’s mature brands are human health pharmaceutical products that are approaching the expiration of their marketing exclusivity or are no longer protected by patents in developed markets, but continue to be a core part of the Company’s offering in other markets around the world.
Global sales of Cozaar and its companion agent Hyzaar (a combination of Cozaar and hydrochlorothiazide) were $781.5 million for the first quarter of 2010, a decrease of 7% compared with the first quarter of 2009. Cozaar and Hyzaar lost patent protection in a number of major European markets in March and February 2010, respectively. In addition, the patents that provided U.S. market exclusivity for Cozaar and Hyzaar expired in April 2010. Accordingly, the Company anticipates a significant decline in future Cozaar/Hyzaar sales.
Other products contained in the Mature Brands franchise include among others, prescription Claritin for the treatment of seasonal outdoor allergies and year-round indoor allergies; Zocor, a statin for modifying cholesterol; Vasotec/Vaseretic for hypertension and/or heart failure; Proscar, a urology product for the treatment of symptomatic benign prostate enlargement; and Proventil inhalation aerosol for the relief of bronchospasm.
Neurosciences and Ophthalmology
Global sales of Maxalt, Merck’s tablet for the treatment of acute migraine, were $134.7 million for the first quarter of 2010, a 1% increase from the first quarter of 2009.
Worldwide sales of ophthalmic products Cosopt and Trusopt were $114.8 million in the first quarter of 2010, a decline of 5% compared with the first quarter of 2009. The patent that provided U.S. market exclusivity for Cosopt and Trusopt expired in October 2008. Cosopt has also lost market exclusivity in a number of major European markets. Trusopt will lose market exclusivity in a number of major European markets in April 2012 and the Company expects sales in those markets to decline significantly thereafter.
Other products contained in the Neurosciences and Ophthalmology franchise include among others, Subutex/Suboxone for the treatment of opiate addiction; and Remeron, an antidepressant.
In March 2010, Merck sold the rights to Subutex/Suboxone back to Reckitt Benckiser Group PLC (“Reckitt”). The rights to the products in most major markets will revert to Reckitt starting on July 1, 2010.
Oncology
Sales of Temodar, a treatment for certain types of brain tumors, were $273.8 million for the first quarter of 2010. In January 2010, the Company announced that the U.S. District Court for the District of Delaware ruled against the Company in a patent infringement suit against Teva Pharmaceuticals USA Inc. (“Teva”) (see Note 10 to the interim consolidated financial statements). The decision is being appealed. In March 2010, Merck and Teva reached an agreement regarding Teva’s U.S. generic version of Temodar pending the resolution of Merck’s appeal to the Federal Circuit concerning the Temodar patent. Under the agreement, Teva will not market a generic product until the Federal Circuit either upholds the lower court’s decision or August 2013, subject to certain conditions. Temodar lost patent exclusivity in the EU in 2009.
Other products in the Oncology franchise include among others, Emend for the treatment of chemotherapy-induced nausea and vomiting; Caelyx for the treatment of ovarian cancer, metastatic breast cancer and Kaposi’s sarcoma; and Intron A for treating melanoma. Marketing rights for Caelyx return to Johnson & Johnson as of December 31, 2010.
Vaccines
The following discussion of vaccines does not include sales of vaccines sold in most major European markets through Sanofi Pasteur MSD (“SPMSD”), the Company’s joint venture with Sanofi Pasteur, the results of which are reflected in Equity income from affiliates (see “Selected Joint Venture and Affiliate Information” below). Supply sales to SPMSD, however, are included.
U.S. vaccine sales for the first quarter of 2010 benefited from inventory build-up during the quarter.
Worldwide sales of Gardasil recorded by Merck were $232.6 million in the first quarter of 2010, a decline of 11% compared with the first quarter of 2009. Gardasil, the world’s top-selling HPV vaccine, is indicated for girls and women 9 through 26 years of age for the prevention of cervical, vulvar and vaginal cancers, precancerous or dysplastic lesions, and genital warts caused by HPV types 6, 11, 16 and 18. Gardasil is also approved in the United States for use in boys and men ages 9 through 26 years of age for the prevention of genital warts caused by HPV types 6 and 11. Sales performance in the first quarter of 2010 was driven primarily by declines in the United States which continue to be affected by the saturation of the 13 to 18 year-old female cohort due to rapid early uptake, and ongoing challenges in vaccinating the 19 to 26 year-old female age group.

Global sales of RotaTeq, a vaccine to help protect against rotavirus gastroenteritis in infants and children, recorded by Merck were $92.7 million in the first quarter of 2010, a decline of 31% compared with the first quarter of 2009.
Old Merck has received regulatory approvals in the United States and certain other markets to increase its manufacturing capacity for the Company’s varicella zoster virus (“VZV”)-containing vaccines. The Company is manufacturing bulk varicella and is producing doses of Varivax and Zostavax. ProQuad, a pediatric combination vaccine to help protect against measles, mumps, rubella and varicella, one of the VZV-containing vaccines, is currently not available for ordering; however, orders have been transitioned, as appropriate, to M-M-R II and Varivax. The Company anticipates a limited quantity of ProQuad will be available in the United States for ordering beginning in May 2010.
Merck’s sales of Varivax, a vaccine for the prevention of chickenpox (varicella), were $236.7 million for the first quarter of 2010 compared with $191.4 million for the first quarter of 2009. Sales in the first quarter of 2010 include $48 million of revenue as a result of government purchases for the U.S. Centers for Disease Control and Prevention’s (“CDC”) Strategic National Stockpile. Merck’s sales of M-M-R II, a vaccine to help protect against measles, mumps and rubella, were $82.7 million for the first quarter of 2010 compared with $61.7 million for the first quarter of 2009.
Merck’s sales of Zostavax, a vaccine to help prevent shingles (herpes zoster), were $95.2 million for the first quarter of 2010 as compared with $75.2 million in the first quarter of 2009. Customers will experience backorders, or periods where they are unable to place orders, for Zostavax throughout 2010 and possibly into 2011. Due to supply constraints, no international launches or immunization programs outside of the United States are currently planned for this year or 2011.
In April 2010, Merck and MassBiologics (“MBL”) of the University of Massachusetts Medical School announced that they had entered into an agreement that provides Merck with exclusive rights to market and distribute MBL’s tetanus and diphtheria toxoids adsorbed (“Td”) vaccine in the United States, with the exception of Massachusetts, where MBL will continue distributing the vaccine. Merck plans to begin distributing the Td vaccine in June 2010.
Women’s Health and Endocrine
Worldwide sales of NuvaRing, a contraceptive product, were $135.2 million for the first quarter of 2010. Global sales of Follistim/Puregon, a fertility treatment, were $133.8 million for the first quarter of 2010. Follistim/Puregon lost market exclusivity in the EU in August 2009.
Other products contained in the Women’s Health and Endocrine franchise include among others, Cerazette, a progestin only oral contraceptive; and Implanon, a single-rod subdermal contraceptive implant.
In January 2010, Merck received European Commission (“EC”) approval of Elonva. Elonva is indicated for controlled ovarian stimulation in combination with a GnRH antagonist for the development of multiple follicles in women participating in an assisted reproductive technology program. With the EC approval, Merck receives marketing authorization for Elonva with unified labeling valid in all EU Member States. Elonva is the first in the class of sustained follicle stimulant. Due to its ability to initiate and sustain multiple follicular growth for an entire week, a single subcutaneous injection of the recommended dose of Elonva may replace the first seven injections of any daily recombinant follicle stimulating hormone (rFSH) preparation in a controlled ovarian stimulation treatment cycle.
Other
Animal Health
Animal Health includes pharmaceutical and vaccine products for the prevention, treatment and control of disease in all major farm and companion animal species. Animal Health sales are affected by intense competition and the frequent introduction of generic products. Global sales of Animal Health totaled $708.7 million for the first quarter of 2010, reflecting continued strong performance among companion animal and poultry products. During the first quarter of 2010, the Company entered into an agreement to combine its Animal Health business with Merial Limited to form an animal health joint venture. (See “Selected Joint Venture and Affiliate Information” below.)

Consumer Care
Global sales of Consumer Care products, which include over-the-counter (“OTC”), foot care and sun care products, were $378.5 million for the first quarter of 2010 driven by strong demand for foot care products and the expansion of Dr. Scholl’s Custom Fit Orthotics in the United States. Consumer Care product sales are affected by competition, frequent competitive product introductions and consumer spending patterns. Consumer Care products include Dr. Scholl’s foot care products, Claritin non-drowsy antihistamines; MiraLAX, a treatment for occasional constipation; and Coppertone sun care products.
In April 2010, Zegerid OTC, a new over-the-counter option for treating frequent heartburn without a prescription, become available in drug stores, grocery stores, mass merchandisers and club stores nationwide. Zegerid was approved by the U.S. Food and Drug Administration (“FDA”) in December 2009 for OTC use.
Costs, Expenses and Other
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
In connection with the Merger Restructuring Program, separation costs under the Company’s existing severance programs worldwide were recorded in the fourth quarter of 2009 to the extent such costs were probable and reasonably estimable. The Company commenced accruing costs related to enhanced termination benefits offered to employees under the Merger Restructuring Program in the first quarter of 2010 when the necessary criteria were met. The Company recorded total pretax restructuring costs of $283.2 million in the first quarter of 2010. This first phase of the Merger Restructuring Program is expected to be completed by the end of 2012 with the total pretax costs estimated to be $2.6 billion to $3.3 billion. The Company estimates that approximately 85% of the cumulative pretax costs relate to cash outlays, primarily related to employee separation expense. Approximately 15% of the cumulative pretax costs are non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested. The Company expects this first phase of the Merger Restructuring Program to yield annual savings in 2012 of approximately $2.6 billion to $3.0 billion. The Company expects that additional savings will be generated by subsequent phases of the Merger Restructuring Program that will be announced later this year. These costs savings, which are expected to come from all areas of the Company’s pharmaceutical business, are in addition to the previously announced ongoing cost reduction initiatives at both legacy companies.
In October 2008, Old Merck announced a global restructuring program (the “2008 Restructuring Program”) to reduce its cost structure, increase efficiency, and enhance competitiveness. As part of the 2008 Restructuring Program, the Company expects to eliminate approximately 7,200 positions — 6,800 active employees and 400 vacancies — across all areas of the Company worldwide by the end of 2011. Pretax restructuring costs of $64.9 million and $174.6 million were recorded in the first quarter of 2010 and 2009, respectively, related to the 2008 Restructuring Program. The 2008 Restructuring Program is expected to be completed by the end of 2011 with the total pretax costs estimated to be $1.6 billion to $2.0 billion. The Company estimates that two-thirds of the cumulative pretax costs relate to cash outlays, primarily from employee separation expense. Approximately one-third of the cumulative pretax costs are non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested. Merck expects the 2008 Restructuring Program to yield cumulative pretax savings of $3.8 billion to $4.2 billion from 2008 to 2013.
The Company anticipates that total costs associated with restructuring activities in 2010 for the Merger Restructuring Program and the 2008 Restructuring Program will be in the range of $700 million to $900 million.
Prior to the Merger, Schering-Plough commenced a Productivity Transformation Program which was designed to reduce and avoid costs and increase productivity. Costs associated with this program were $2.6 million in the first quarter of 2010.
The costs associated with all of these restructuring activities are comprised of accelerated depreciation and separation costs recorded in Materials and production, Research and development and Restructuring costs (see Note 3 to the interim consolidated financial statements).
Materials and production costs were $5.2 billion for the first quarter of 2010 compared with $1.3 billion for the first quarter of 2009. Materials and production costs include expenses related to the sale of legacy Schering-Plough products in the first quarter of 2010. Additionally, in the first quarter of 2010, these costs include $1.2 billion of amortization of purchase accounting adjustments to

Schering-Plough’s inventories and $1.2 billion of expense for the amortization of intangible assets recognized as a result of the Merger. Also included in materials and production costs in the first quarter of 2010 and 2009 were costs associated with restructuring activities of $56.8 million and $22.2 million, respectively, substantially all of which represents accelerated depreciation associated with the planned closure of manufacturing facilities.
Gross margin was 54.3% in the first quarter of 2010 compared with 75.2% in the first quarter of 2009. The amortization expenses recorded in 2010 as a result of the Merger and the restructuring charges reflected in both periods as noted above had an unfavorable effect on gross margin of 21.1 and 0.4 percentage points, respectively.
Marketing and administrative expenses were $3.2 billion in the first quarter of 2010 compared with $1.6 billion in the first quarter of 2009 driven largely by the inclusion of expenses related to legacy Schering-Plough activities. Additionally, $79.5 million of merger-related costs were recognized in the first quarter of 2010 consisting largely of integration costs compared with $6.6 million expenses in the first quarter of 2009. Also, marketing and administrative expenses in the first quarter of 2010 reflect the impact of reserving an additional $30 million and $20 million, respectively, solely for future legal defense for the Vioxx and Fosamax litigation. These increases were partially offset by initiatives to reduce the cost base. Separation costs associated with sales force reductions have been incurred and are reflected in Restructuring costs as discussed below.
Research and development expenses were $2.0 billion for the first quarter of 2010 compared with $1.2 billion in the first quarter of 2009, due largely to incremental expenditures associated with the inclusion of legacy Schering-Plough results. In addition, expenses for the first quarter of 2010 include $27 million of impairment charges associated with in-process research and development (“IPR&D”) for previously in-licensed projects capitalized in connection with the Merger that were subsequently abandoned in connection with the Company’s pipeline prioritization review and returned to the respective licensors. The Company may recognize additional non-cash impairment charges in the future for the cancellation of other legacy Schering-Plough pipeline programs that were measured at fair value and capitalized in connection with the Merger. Expenses in the first quarter of 2010 reflect $6.2 million of asset abandonment costs associated with restructuring activities. Expenses in the first quarter of 2009 reflect $88.1 million of costs related to restructuring activities, substantially all of which represent accelerated depreciation.
In May 2010, Merck announced that it had restructured its co-development and co-commercialization agreement with ARIAD Pharmaceuticals, Inc. (“ARIAD”) for ridaforolimus, an investigational orally available mTOR inhibitor currently being evaluated for the treatment of multiple cancer types, to an exclusive license agreement. Under the restructured agreement, Merck has acquired full control of the development and worldwide commercialization of ridaforolimus. ARIAD will receive a $50 million upfront fee, which the Company will record as research and development expense, and is eligible to receive milestone payments associated with regulatory filings and approvals of ridaforolimus in multiple cancer indications and achievement of significant sales thresholds. In lieu of the profit split on U.S. sales provided for in the previous agreement, ARIAD will now receive royalties on global net sales of ridaforolimus, and all sales will be recorded by Merck. Merck will assume responsibility for all activities and has acquired decision rights on matters relating to the development, manufacturing and commercialization of ridaforolimus. The Investigational New Drug application will be transferred to Merck, and Merck will file the marketing application worldwide for any oncology indications and lead all interactions with regulatory agencies.
Restructuring costs, primarily representing separation and other related costs associated with restructuring activities, were $287.7 million in the first quarter of 2010 and $64.3 million in the first quarter of 2009. Of the amount recorded in the first quarter of 2010, $251.9 million related to the Merger Restructuring Program and the remainder related to the 2008 Restructuring Program. All of the costs recognized in 2009 related to the 2008 Restructuring Program. Separation costs of $227.7 million and $28.2 million were incurred in the first quarter of 2010 and 2009, respectively, associated with actual headcount reductions, as well as estimated expenses under existing severance programs for headcount reductions that were probable and could be reasonably estimated. Merck eliminated 5,730 positions in the first quarter of 2010 of which 5,150 related to the Merger Restructuring Program, 535 related to the 2008 Restructuring Program and the remainder to the legacy Schering-Plough Productivity Transformation Program. In the first quarter of 2009, approximately 1,050 positions were eliminated in connection with the 2008 Restructuring Program. These position eliminations are comprised of actual headcount reductions, and the elimination of contractors and vacant positions. Also included in restructuring costs are curtailment, settlement and termination charges on pension and other postretirement benefit plans and shutdown costs. For segment reporting, restructuring costs are unallocated expenses. Additional costs associated with the Company’s restructuring activities are included in Materials and production costs and Research and development expenses. (See Note 3 to the interim consolidated financial statements.)
Equity income from affiliates, which reflects the performance of the Company’s joint ventures and other equity method affiliates, declined to $137.5 million in the first quarter of 2010 from $585.8 million for the first quarter of 2009. Equity income from affiliates no longer includes equity income from the MSP Partnership, which became wholly-owned by the Company as a result of the Merger and therefore its results have been included in the consolidated results of the Company beginning on the date of the Merger, or from Merial Limited due to the sale of Old Merck’s interest in September 2009. In addition, lower partnership returns from AZLP also contributed to the decline. (See “Selected Joint Venture and Affiliate Information” below.)
Other (income) expense, net was $167.7 million of expense in the first quarter of 2010 compared with $67.2 million of income in the first quarter of 2009 primarily reflecting higher interest expense and lower interest income largely attributable to the financing of the Merger. In addition, during the first quarter of 2010, the Company recorded higher exchange losses of $80 million due to the Venezuela currency devaluation. Effective January 11, 2010, the Venezuelan government devalued its currency from at BsF 2.15 per U.S. dollar to a two-tiered official exchange rate at (1) “the essentials rate” at BsF 2.60 per U.S. dollar and (2) “the non-essentials rate” at BsF 4.30 per U.S. dollar. The Company anticipates that its transactions will be settled at the essentials rate. Merck was required to remeasure its local currency operations in Venezuelan to U.S. dollars as the Venezuelan economy was determined to be hyperinflationary. Also, during the first quarter of 2010, the Company recognized $102 million of income on the settlement of certain disputed royalties. Other (income) expense, net included $7.3 million and $12.5 million of merger-related costs for the first quarter of 2010 and 2009, respectively.

Segment Profits

	Three Months Ended
	March 31,
($ in millions)	2010	2009

Pharmaceutical segment profits	$5,779.5	$3,251.6
Other non-reportable segment profits	680.5	468.1
Other	(5,844.2)	(1,936.7)

Income before income taxes	$615.8	$1,783.0

Segment profits are comprised of segment revenues less certain elements of materials and production costs and operating expenses, including components of equity income (loss) from affiliates and depreciation and amortization expenses. For internal management reporting presented to the chief operating decision maker, Merck does not allocate production costs, other than standard costs, research and development expenses and general and administrative expenses, as well as the cost of financing these activities. Separate divisions maintain responsibility for monitoring and managing these costs, including depreciation related to fixed assets utilized by these divisions and, therefore, they are not included in segment profits. Also excluded from the determination of segment profits are the amortization of purchase accounting adjustments, taxes paid at the joint venture level and a portion of equity income. Additionally, segment profits do not reflect other expenses from corporate and manufacturing cost centers and other miscellaneous income (expense). These unallocated items are reflected in “Other” in the above table. Also included in Other are miscellaneous corporate profits, operating profits related to divested products or businesses, other supply sales and adjustments to eliminate the effect of double counting certain items of income and expense. The increase in Other during the first quarter of 2010 is primarily due to the inclusion of legacy Schering-Plough activities, as well as the amortization of purchase accounting adjustments and higher restructuring costs.
Pharmaceutical segment profits rose 78% in the first quarter of 2010 driven largely by the inclusion of legacy Schering-Plough results.
The effective tax rate of 46.4% for the first quarter of 2010 reflects the impact of a $146.5 million charge, or approximately 24 percentage points, associated with a change in tax law that requires taxation of the prescription drug subsidy of the Company’s retiree health benefit plans which was enacted in the first quarter of 2010 as part of U.S. health care reform legislation, as well by the impacts of purchase accounting adjustments and restructuring charges. The effective tax rate of 18.4% for the first quarter of 2009 reflects a favorable impact of approximately 5 percentage points resulting from the previously disclosed settlement reached with the Canada Revenue Agency (“CRA”) and restructuring charges.
Net income attributable to Merck & Co., Inc. was $298.8 million for the first quarter of 2010 compared with $1.4 billion for the first quarter of 2009. Earnings per common share assuming dilution attributable to Merck & Co., Inc. common shareholders (“EPS”) for the first quarter of 2010 were $0.09 compared with $0.67 in the first quarter of 2009. The declines in net income and EPS in the first quarter of 2010 were primarily due to incremental costs as a result of the Merger, including the amortization of inventory step-up and intangible assets. In addition, higher restructuring costs and the impact of U.S. health care reform legislation also contributed to the declines. EPS in 2010 was also affected by the dilutive impact of shares issued in conjunction with the Merger.
Non-GAAP income and non-GAAP EPS are alternative views of the Company’s performance used by management that Merck is providing because management believes this information enhances investors’ understanding of the Company’s results. Non-GAAP income and non-GAAP earnings per share exclude certain items because of the nature of these items and the impact that they have on the analysis of underlying business performance and trends. The excluded items include certain purchase accounting items related to the Merger, restructuring activities, merger-related costs, and certain other items. These excluded items are significant components in understanding and assessing financial performance. Therefore, the information on non-GAAP income and non-GAAP EPS should be considered in addition to, but not in lieu of, net income and earnings per share prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Additionally, since non-GAAP income and non-GAAP EPS are not measures determined in accordance with GAAP, they have no standardized meaning prescribed by GAAP and, therefore, may not be comparable to the calculation of similar measures of other companies.
Non-GAAP income and non-GAAP EPS are important internal measures for the Company. Senior management receives a monthly analysis of operating results that includes non-GAAP income and non-GAAP EPS and the performance of the Company is measured on this basis along with other performance metrics. Senior management’s annual compensation is derived in part using non-GAAP income and non-GAAP EPS.

A reconciliation between GAAP financial measures and non-GAAP financial measures is as follows:

	Three Months Ended
	March 31,
($ in millions)	2010	2009

Pretax income as reported under GAAP	$616	$1,783
Increase for excluded items:
Purchase accounting adjustments	2,374	—
Restructuring costs	351	175
Merger-related costs	87	19

	3,428	1,977

Taxes on income as reported under GAAP	286	327
Estimated tax benefit on excluded items	650	57
Tax charge related to U.S. health care reform	(147)	—

	789	384

Non-GAAP net income	$2,639	$1,593

EPS assuming dilution as reported under GAAP	$0.09	$0.67
EPS impact of excluded items	0.74	0.07

Non-GAAP EPS assuming dilution	$0.83	$0.74

Purchase Accounting Adjustments
Non-GAAP income and non-GAAP EPS exclude certain amounts recorded in connection with the Merger. These amounts include the amortization of inventory step-up and intangible assets, as well as IPR&D impairment charges.
Restructuring Costs
Non-GAAP income and non-GAAP EPS exclude costs related to restructuring actions, including restructuring activities related to the Merger (see Note 3 to the interim consolidated financial statements). These amounts include employee separation costs and accelerated depreciation associated with facilities to be closed. The Company has undertaken restructurings of different types during the covered periods and therefore these charges should not be considered non-recurring; however, management excludes these amounts from non-GAAP income and non-GAAP EPS because it believes it is helpful for understanding the performance of the continuing business.
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
Tax Charge Related to U.S. Health Care Reform
Also excluded from non-GAAP income and non-GAAP EPS in the first quarter of 2010 is a tax charge of $147 million, associated with a change in tax law that requires taxation of the prescription drug subsidy of the Company’s retiree health benefit plans which was enacted in the first quarter of 2010 as part of U.S. health care reform legislation
Selected Joint Venture and Affiliate Information
AstraZeneca LP
In 1998, Old Merck and Astra completed the restructuring of the ownership and operations of their existing joint venture whereby Old Merck acquired Astra’s interest in KBI Inc. (“KBI”), and contributed KBI’s operating assets to a new U.S. limited partnership, Astra Pharmaceuticals L.P. (the “Partnership”), in exchange for a 1% limited partner interest. Astra contributed the net assets of its wholly owned subsidiary, Astra USA, Inc., to the Partnership in exchange for a 99% general partner interest. The Partnership, renamed AstraZeneca LP (“AZLP”) upon Astra’s 1999 merger with Zeneca Group Plc (the “AstraZeneca merger”), became the exclusive distributor of the products for which KBI retained rights.
In connection with the 1998 restructuring, Astra purchased an option (the “Asset Option”) for a payment of $443.0 million, which was recorded as deferred income, to buy Old Merck’s interest in the KBI products, excluding the gastrointestinal medicines Nexium and Prilosec (the “Non-PPI Products”). On February 26, 2010, AstraZeneca notified the Company that it was exercising the

Asset Option. Upon consummation of the exercise on April 30, 2010, Merck received $647 million from AstraZeneca, representing the net present value as of March 31, 2008 of projected future pretax revenue to be received by Old Merck from the Non- PPI Products, which is expected to reduce the Company’s investment in AZLP . The Company will recognize the $443.0 million of deferred income in the second quarter of 2010 as component of Other (income) expense, net. In addition, in 1998, Old Merck granted Astra an option (the “Shares Option”) to buy Old Merck’s common stock interest in KBI and, therefore, Old Merck’s interest in Nexium and Prilosec, exercisable two years after Astra’s exercise of the Asset Option. Astra can also exercise the Shares Option in 2017 or if combined annual sales of the two products fall below a minimum amount provided, in each case, only so long as AstraZeneca’s Asset Option has been exercised in 2010. The exercise price for the Shares Option is based on the net present value of estimated future net sales of Nexium and Prilosec as determined at the time of exercise, subject to certain true-up mechanisms.
Sanofi Pasteur MSD
Total vaccine sales reported by SPMSD were $251.1 million and $343.3 million in the first quarter of 2010 and 2009, respectively. The decline was primarily driven by lower sales of Gardasil. SPMSD sales of Gardasil were $82.2 million and $164.1 million for the first quarter of 2010 and 2009, respectively.
Merck/Schering-Plough Partnership
As a result of the Merger (see Note 2), the MSP Partnership is wholly-owned by the Company. Activity resulting from the sale of MSP Partnership products Zetia and Vytorin after the Merger has been consolidated with Merck’s results. For a discussion of the performance of these products in the first quarter of 2010 see “Sales” above. The results of the MSP Partnership prior to the date of the Merger are reflected in Equity income from affiliates. The MSP Partnership reported combined global sales of Zetia and Vytorin of $945.3 million for the first quarter of 2009. Global sales of Zetia were $479.3 million and global sales of Vytorin were $466.0 million in the first quarter of 2009.
See Note 10 to the interim consolidated financial statements for information with respect to litigation involving Merck and Schering-Plough (the “Partners”) and the MSP Partnership related to the sale and promotion of Zetia and Vytorin.
Merial Limited
On September 17, 2009, Old Merck sold its 50% interest in Merial to sanofi-aventis for $4 billion in cash. In connection with the sale of Merial, Old Merck, sanofi-aventis and Schering-Plough signed a call option agreement which provided sanofi-aventis with an option to require the Company to combine its Intervet/Schering-Plough Animal Health business with Merial to form an animal health joint venture that would be owned equally by the Company and sanofi-aventis. In March 2010, sanofi-aventis exercised its option. As part of the call option agreement, the value of Merial has been fixed at $8 billion. The minimum total value to be received by the Company for contributing Intervet/Schering-Plough to the combined entity would be $9.25 billion (subject to customary transaction adjustments), consisting of a floor valuation of Intervet/Schering-Plough which is fixed at a minimum of $8.5 billion (which was subject to potential upward revision based on a valuation exercise by the two parties) and an additional payment by sanofi-aventis of $750 million. Based on the valuation exercise, the value of Intervet/Schering-Plough was determined to be $8.5 billion, leading to a future payment of $250 million by sanofi-aventis to the Company to true-up the value of the contributions so that they are equal pursuant to the terms of the agreement. All payments, including adjustments for debt and certain other liabilities, will be made upon closing of the transaction. The formation of this new animal health joint venture is subject to execution of final agreements, antitrust review in the United States, Europe and other countries and other customary closing conditions. On March 30, 2010, the parties signed the contribution agreement which obligates them, subject to regulatory approval, to form the joint venture. The Company expects the transaction to close in the first quarter of 2011.
The Company records the results from its interest in AZLP, SPMSD, the MSP Partnership (prior to the Merger) and Merial (prior to its disposition) in Equity income from affiliates.
Liquidity and Capital Resources

	March 31,	December 31,
($ in millions)	2010	2009

Cash and investments	$11,772.3	$10,036.8
Working capital	11,789.6	12,734.8
Total debt to total liabilities and equity	17.1%	15.5%

During the first quarter of 2010, cash provided by operating activities was $1.4 billion compared with $712.6 million in the first quarter of 2009. Cash provided by operating activities in the first quarter of 2009 reflects a $660 million payment made in connection with the previously disclosed settlement with the CRA. On an ongoing basis, cash provided by operations will continue to be the Company’s primary source of funds to finance operating needs and capital expenditures. Cash used by investing activities was $3.1 billion in the first quarter of 2010 compared with $1.4 billion of cash provided by investing activities in the first quarter of 2009 reflecting lower proceeds from the sales of and higher purchases of securities and other investments, as well as a decrease in restricted cash in the prior year period. Cash provided by financing activities was $942.2 million for the first quarter of 2010 compared with $391.9 million of cash used by financing activities in the first quarter of 2009 reflecting an increase in short-term borrowings and higher proceeds from the exercise of stock options, partially offset by higher payments on debt and increased dividends paid to stockholders.
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
In addition, in July 2007 and November 2008, the CRA proposed additional adjustments for 1999 and 2000, respectively, relating to other intercompany pricing matters. The adjustments would increase Canadian tax due by approximately $318 million (U.S. dollars) plus approximately $328 million (U.S. dollars) of interest through March 31, 2010. It is possible that the CRA will propose similar adjustments for later years. The Company disagrees with the positions taken by the CRA and believes they are without merit. The Company intends to contest the assessments through the CRA appeals process and the courts if necessary. Management believes that resolution of these matters will not have a material effect on the Company’s financial position or liquidity.
In connection with the appeals process for the matters discussed above, during 2007, the Company pledged collateral to two financial institutions, one of which provided a guarantee to the CRA and the other to the Quebec Ministry of Revenue representing a portion of the tax and interest assessed. As a result of the settlement noted above, guarantees required to appeal the disputes were reduced or eliminated and a portion of associated collateral was released. Certain of the cash and investments continue to be collateralized for guarantees required to appeal other Canadian tax disputes. The collateral is included in Deferred income taxes and other current assets and Other assets in the Consolidated Balance Sheet and totaled approximately $320 million and $290 million at March 31, 2010 and December 31, 2009, respectively.
The Internal Revenue Service has issued Merck a Revenue Agent’s Report (“RAR”) dated April 19, 2010 pertaining to the former Schering-Plough for the years 2003 to 2006. The proposed adjustments to income contained in the report amount to approximately $1 billion and relate to certain intercompany pricing matters. The Company vigorously disagrees with the proposed adjustments and believes they are without merit. The tax that would be assessed as a result of the RAR as stated would approximate $370 million and would mostly reduce net operating loss (“NOL”) and other tax credit carryforwards. The Company believes that the resolution of this matter will not have a material impact to its results of operations. The Company intends to pursue all administrative remedies available to it, including the IRS appeals process and the courts if necessary.
Capital expenditures totaled $342.8 million and $235.1 million for the first quarter of 2010 and 2009, respectively. Capital expenditures for full year 2010 are estimated to be $1.9 billion.
Dividends paid to stockholders were $1.2 billion and $803.5 million for the first quarter of 2010 and 2009, respectively. In February 2010, the Board of Directors declared a quarterly dividend of $0.38 per share on the Company’s common stock for the second quarter of 2010 and declared a quarterly dividend of $3.75 per share on the 6% mandatory convertible preferred stock for the second quarter of 2010.
The Company did not purchase any treasury stock during the first quarter of 2010. The Company has approximately $3.0 billion remaining under the November 2009 treasury stock purchase authorization.
The Company has a $1.5 billion, 5-year revolving credit facility maturing in April 2013, a $2.0 billion credit facility maturing in August 2012, and a $1.0 billion 364-day corporate revolving credit facility that expires in November 2010. These facilities provide backup liquidity for the Company’s commercial paper borrowing facility and are for general corporate purposes. The Company has not drawn funding under any of these facilities.
Critical Accounting Policies
The Company’s significant accounting policies, which include management’s best estimates and judgments, are included in Note 2 to the consolidated financial statements for the year ended December 31, 2009 included in Merck’s Form 10-K filed on March 1, 2010. Certain of these accounting policies are considered critical as disclosed in the Critical Accounting Policies and Other Matters section of Management’s Discussion and Analysis included in Merck’s Form 10-K because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates. There have been no significant changes in the Company’s critical accounting policies since December 31, 2009.
Recently Issued Accounting Standards Not Yet Adopted
In October 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance for revenue recognition with multiple deliverables, which is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, although early adoption is permitted. This guidance eliminates the residual method under the current guidance and replaces it with the “relative selling price” method when allocating revenue in a multiple deliverable arrangement. The selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise third-party evidence of selling price shall be used. If neither exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable. After adoption, this guidance will also require expanded qualitative and quantitative disclosures. The Company is currently assessing the impact of adoption on its financial position and results of operations.
In January 2010, the FASB amended the existing disclosure guidance on fair value measurements, which is effective January 1, 2010, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective January 1, 2011. Among other things, the updated guidance requires additional disclosure for the amounts of significant transfers in and out of Level 1 and Level 2 measurements and requires certain Level 3 disclosures on a gross basis. Additionally, the updates amend existing guidance to require a greater level of disaggregated information and more robust disclosures about valuation techniques and inputs to fair value measurements. Since the amended guidance requires only additional disclosures, the adoption of the provisions effective January 1, 2011 will not impact the Company’s financial position or results of operations.
Legal Proceedings
The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including product liability, intellectual property, and commercial litigation, as well as additional matters such as antitrust actions. The following discussion is limited to recent developments concerning legal proceedings and should be read in conjunction with the interim consolidated financial statements contained in this report and the consolidated financial statements for the year ended December 31, 2009 contained in the Company’s Form 10-K filed on March 1, 2010.
Vioxx Litigation
Product Liability Lawsuits
As previously disclosed, individual and putative class actions have been filed against Old Merck in state and federal courts alleging personal injury and/or economic loss with respect to the purchase or use of Vioxx. All such actions filed in federal court are coordinated in a multidistrict litigation in the U.S. District Court for the Eastern District of Louisiana (the “MDL”) before District Judge Eldon E. Fallon. A number of such actions filed in state court are coordinated in separate coordinated proceedings in state courts in New Jersey, California and Texas, and the counties of Philadelphia, Pennsylvania and Washoe and Clark Counties, Nevada. As of March 31, 2010, the Company had been served or was aware that it had been named as a defendant in approximately 6,975 pending lawsuits, which include approximately 15,000 plaintiff groups, alleging personal injuries resulting from the use of Vioxx, and in approximately 41 putative class actions alleging personal injuries and/or economic loss. (All of the actions discussed in this paragraph and in “Other Lawsuits” below are collectively referred to as the “Vioxx Product Liability Lawsuits.”) Of these lawsuits, approximately 5,525 lawsuits representing approximately 11,800 plaintiff groups are or are slated to be in the federal MDL and approximately 10 lawsuits representing approximately 10 plaintiff groups are included in a coordinated proceeding in New Jersey Superior Court before Judge Carol E. Higbee.
Of the plaintiff groups described above, most are currently in the Vioxx Settlement Program, described below. As of March 31, 2010, 50 plaintiff groups who were otherwise eligible for the Settlement Program have not participated and their claims remain pending against Old Merck. In addition, the claims of approximately 150 plaintiff groups who are not eligible for the Settlement Program remain pending against Old Merck. A number of these 150 plaintiff groups are subject to various motions to dismiss for failure to comply with court-ordered deadlines. Since March 31, 2010, certain of these plaintiff groups have since been dismissed. In addition, the claims of over 39,800 plaintiffs had been dismissed as of March 31, 2010, the vast majority of which were dismissed as a result of the settlement process discussed below.
On November 9, 2007, Old Merck announced that it had entered into an agreement (the “Settlement Agreement”) with the law firms that comprise the executive committee of the Plaintiffs’ Steering Committee (“PSC”) of the federal Vioxx MDL, as well as representatives of plaintiffs’ counsel in the Texas, New Jersey and California state coordinated proceedings, to resolve state and federal myocardial infarction (“MI”) and ischemic stroke (“IS”) claims filed as of that date in the United States. The Settlement Agreement applies only to U.S. legal residents and those who allege that their MI or IS occurred in the United States. The Settlement Agreement provided for Old Merck to pay a fixed aggregate amount of $4.85 billion into two funds ($4.0 billion for MI claims and $850 million for IS claims) (the “Settlement Program”).
Interim and final payments have been made to certain qualifying claimants. It is expected that the remainder of the full $4.85 billion will be distributed in the first half of 2010. The Company completed making payments into the settlement funds in 2009.
There has been one U.S. Vioxx Product Liability Lawsuit trial held in 2010. That trial in the Louisiana Attorney General matter is discussed below. The second U.S. Vioxx Product Liability Lawsuit scheduled for trial in 2010 was dismissed with prejudice before the trial commenced. There are no other U.S. Vioxx Product Liability Lawsuits currently scheduled for trial in 2010. Old Merck has previously disclosed the outcomes of several Vioxx Product Liability Lawsuits that were tried prior to 2010.

Of the cases that went to trial, there are two unresolved post-trial appeals: Ernst v. Merck and Garza v. Merck.
As previously reported, in September 2006, Old Merck filed a notice of appeal of the August 2005 jury verdict in favor of the plaintiff in the Texas state court case, Ernst v. Merck. On May 29, 2008, the Texas Court of Appeals reversed the trial court’s judgment and issued a judgment in favor of Old Merck. The Court of Appeals found the evidence to be legally insufficient on the issue of causation. Plaintiff filed a motion for rehearing en banc in the Court of Appeals. On June 4, 2009, in response to plaintiff’s motion for rehearing, the Court of Appeals issued a new opinion reversing the jury’s verdict and rendered judgment for Old Merck. On September 8, 2009, plaintiff filed a second motion for rehearing en banc, which the Court of Appeals denied on November 19, 2009. On December 7, 2009, plaintiff filed another motion for rehearing, which the Court of Appeals again denied. Plaintiff filed a petition for review with the Supreme Court of Texas on February 3, 2010. Old Merck’s deadline to respond is May 17, 2010.
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
Other Lawsuits
Approximately 190 claims by individual private third-party payors were filed in the New Jersey court and in federal court in the MDL. On September 15, 2009, Old Merck announced it had finalized a settlement agreement, which it had previously disclosed, to resolve all pending lawsuits in which U.S.-based private third-party payors (“TPPs”) sought reimbursement for covering Vioxx purchased by their plan members. Certain other claimants participated in the resolution as well. The agreement provided that Old Merck did not admit wrongdoing or fault. Under the settlement agreement, Old Merck paid a fixed total of $80 million. This amount includes a settlement fund that will be divided among the TPPs (insurers, employee benefit plans and union welfare funds) participating in the resolution in accordance with a formula that is based on product volume and a provision for potential payment of attorneys’ fees. In return, the settling TPPs will dismiss their lawsuits and release their claims against Old Merck. Stipulated dismissals of the settled TTP actions were filed in New Jersey and the MDL in December 2009. Old Merck recorded a charge of $80 million in the second quarter of 2009 related to the settlement and paid the $80 million in the fourth quarter of 2009. Since the settlement, one additional TPP case has been filed, which is pending in the MDL proceeding.
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
On June 12, 2008, a Missouri state court certified a class of Missouri plaintiffs seeking reimbursement for out-of-pocket costs relating to Vioxx. The plaintiffs do not allege any personal injuries from taking Vioxx. The Missouri Court of Appeals affirmed the trial court’s certification of a class on May 12, 2009, and the Missouri Supreme Court denied Old Merck’s application for review of that decision on September 1, 2009. Trial has been set for April 11, 2011. In addition, in Indiana, plaintiffs have filed a motion to certify a class of Indiana Vioxx purchasers in a case pending before the Circuit Court of Marion County, Indiana; discovery in that case is ongoing. On April 1, 2010, a Kentucky state court denied Merck’s motion for summary judgment and certified a class of Kentucky plaintiffs seeking reimbursement for out-of-pocket costs relating to Vioxx. In response, Merck has filed a petition for writ of mandamus seeking interlocutory appellate review of the court’s rulings. In Illinois, all of the plaintiffs who filed four separate putative class actions in Illinois state courts (“Amisch” and “Caruso”) voluntarily dismissed their lawsuits.
Plaintiffs also filed a class action in California state court seeking certification of a class of California third-party payors and end-users. The trial court denied the motion for class certification on April 30, 2009, and the Court of Appeal affirmed that ruling on December 15, 2009. On January 25, 2010, plaintiffs filed a petition for review with the California Supreme Court, which was denied on March 30, 2010.

Old Merck has also been named as a defendant in twenty-one separate lawsuits brought by government entities, including the Attorneys General of thirteen states, five counties, the City of New York, and private citizens (who have brought qui tam and taxpayer derivative suits). These actions allege that Old Merck misrepresented the safety of Vioxx and seek: (i) recovery of the cost of Vioxx purchased or reimbursed by the government entity and its agencies; (ii) reimbursement of all sums paid by the government entity and its agencies for medical services for the treatment of persons injured by Vioxx; (iii) damages under various common law theories; and/or (iv) remedies under various state statutory theories, including state consumer fraud and/or fair business practices or Medicaid fraud statutes, including civil penalties. Eleven of the thirteen cases are pending in the MDL proceeding, and two were remanded to state court. One of the lawsuits brought by the counties is a class action filed by Santa Clara County, California on behalf of all similarly situated California counties.
Old Merck’s motion for summary judgment was granted in November 2009 in a case brought by the Attorney General of Texas that was scheduled to go to trial in early 2010. The Texas Attorney General did not appeal. In the Michigan Attorney General case, Old Merck is currently seeking appellate review of the trial court’s order denying Old Merck’s motion to dismiss. The trial court has entered a stay of proceedings (including discovery) pending the result of that appeal. Finally, the Attorney General actions in the MDL described in the previous paragraph are in the discovery phase. On March 31, 2010, Judge Fallon partially granted and partially denied Old Merck’s motion for summary judgment in the Louisiana Attorney General case. A trial on the remaining claims before Judge Fallon began on April 12, 2010 and was completed on April 21, 2010. A decision is pending.
Shareholder Lawsuits
As previously disclosed, in addition to the Vioxx Product Liability Lawsuits, Old Merck and various current and former officers and directors are defendants in various putative class actions and individual lawsuits under the federal securities laws and state securities laws (the “Vioxx Securities Lawsuits”). All of the Vioxx Securities Lawsuits pending in federal court have been transferred by the Judicial Panel on Multidistrict Litigation (the “JPML”) to the U.S. District Court for the District of New Jersey before District Judge Stanley R. Chesler for inclusion in a nationwide MDL (the “Shareholder MDL”). Judge Chesler has consolidated the Vioxx Securities Lawsuits for all purposes. The putative class action, which requested damages on behalf of purchasers of Old Merck stock between May 21, 1999 and October 29, 2004, alleged that the defendants made false and misleading statements regarding Vioxx in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and sought unspecified compensatory damages and the costs of suit, including attorneys’ fees. The complaint also asserted claims under Section 20A of the Securities and Exchange Act against certain defendants relating to their sales of Old Merck stock and under Sections 11, 12 and 15 of the Securities Act of 1933 against certain defendants based on statements in a registration statement and certain prospectuses filed in connection with the Old Merck Stock Investment Plan, a dividend reinvestment plan. On April 12, 2007, Judge Chesler granted defendants’ motion to dismiss the complaint with prejudice. Plaintiffs appealed Judge Chesler’s decision to the U.S. Court of Appeals for the Third Circuit. On September 9, 2008, the Third Circuit issued an opinion reversing Judge Chesler’s order and remanding the case to the District Court. Old Merck filed a petition for a writ of certiorari with the United States Supreme Court on January 15, 2009, which the Supreme Court granted on May 26, 2009. While the petition for certiorari was pending, plaintiffs filed their Consolidated and Fifth Amended Class Action Complaint in the District Court. Old Merck filed a motion to dismiss that complaint on May 1, 2009, following which the District Court proceedings were stayed pending the outcome of the Supreme Court appeal. On September 16, 2009, Old Merck withdrew its motion to dismiss in the District Court without prejudice to its right to re-file such a motion pending the outcome of the Supreme Court appeal. On November 30, 2009, the Supreme Court heard oral argument. On April 27, 2010, the Supreme Court affirmed the Third Circuit’s order reversing the District Court’s dismissal of the then-operative complaint. The case is being returned to the District Court for further proceedings. Old Merck has stated its intention to renew its motion to dismiss the Fifth Amended Class Action Complaint.
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
In addition, as previously disclosed, various putative class actions filed in federal court under the Employee Retirement Income Security Act (“ERISA”) against Old Merck and certain current and former officers and directors (the “Vioxx ERISA Lawsuits” and, together with the Vioxx Securities Lawsuits and the Vioxx Derivative Lawsuits described below, the “Vioxx Shareholder Lawsuits”) have been transferred to the Shareholder MDL and consolidated for all purposes. The consolidated complaint asserts claims for breach of fiduciary duty on behalf of certain of Old Merck’s current and former employees who are participants in certain of Old Merck’s retirement plans. The complaint makes similar allegations with respect to Vioxx to the allegations contained in the Vioxx Securities Lawsuits. On July 11, 2006, Judge Chesler granted in part and denied in part defendants’ motion to dismiss the ERISA complaint. On October 19, 2007, plaintiffs moved for certification of a class of individuals who were participants in and beneficiaries of Old Merck’s retirement savings plans at any time between October 1, 1998 and September 30, 2004 and whose plan accounts included investments in the Old Merck Common Stock Fund and/or Old Merck common stock. On February 9, 2009, the court denied the motion for certification of a class as to one count and granted the motion as to the remaining counts. The court also excluded from the class definition those individuals who (i) were not injured in connection with their investments in Old Merck stock and (ii) executed post-separation settlement agreements that released their claims under ERISA. On March 23, 2009, Judge Chesler denied defendants’ motion for judgment on the pleadings. On May 11, 2009, Judge Chesler entered an order denying plaintiffs’ motion for partial summary judgment against certain individual defendants, which had been filed on December 24, 2008. Discovery in the Vioxx ERISA Lawsuits is ongoing.
As previously disclosed, on October 29, 2004, two individual shareholders made a demand on Old Merck’s Board to take legal action against Mr. Raymond Gilmartin, former Chairman, President and Chief Executive Officer, and other individuals for allegedly causing damage to Old Merck with respect to the allegedly improper marketing of Vioxx. In December 2004, the Special Committee of the Board of Directors retained the Honorable John S. Martin, Jr. of Debevoise & Plimpton LLP to conduct an independent investigation of, among other things, the allegations set forth in the demand. Judge Martin’s report was made public in September 2006. Based on the Special Committee’s recommendation made after careful consideration of the Martin report and the impact that derivative litigation would have on Old Merck, the Board rejected the demand. On October 11, 2007, two shareholders filed a shareholder derivative lawsuit purportedly on Old Merck’s behalf in state court in Atlantic County, New Jersey against current and former officers and directors of Old Merck. Plaintiffs alleged that the Board’s rejection of their demand was unreasonable and improper, and that the defendants breached various duties to Old Merck in allowing Vioxx to be marketed. The parties reached a proposed settlement and, on February 8, 2010, the court issued an order preliminarily approving the settlement, requiring that notice of the proposed settlement be made to Merck’s shareholders, and setting a hearing to consider final approval of the settlement on March 22, 2010. On February 9, 2010, Merck notified shareholders of the proposed settlement and its terms. On March 22, 2010, the court orally approved the settlement but reserved judgment on plaintiffs’ request for attorneys’ fees. On April 15, 2010, the court issued an order approving the settlement and awarding to plaintiffs’ attorneys fees and expenses totaling $9,219,460. Under the settlement, Merck will make certain corporate governance changes and supplement policies and procedures previously established by the Company. In addition, Merck, the plaintiffs and the individual defendants have exchanged full, mutual releases of all claims that were, or could have been, asserted in the derivative actions. The settlement does not constitute an admission of liability or wrongful conduct by Merck or by any of the defendants named in the actions. The settlement also resolves the federal consolidated shareholder derivative action described below.
As previously disclosed, various shareholder derivative actions filed in federal court were transferred to the Shareholder MDL and consolidated for all purposes by Judge Chesler (the “Vioxx Derivative Lawsuits”). On May 5, 2006, Judge Chesler granted defendants’ motion to dismiss on the grounds that plaintiffs had failed to demonstrate that demand should be excused and denied plaintiffs’ request for leave to amend their complaint. Plaintiffs appealed, arguing that Judge Chesler erred in denying plaintiffs’ leave to amend their complaint with documents acquired by stipulation of the parties. On July 18, 2007, the United States Court of Appeals for the Third Circuit reversed the District Court’s decision on the grounds that Judge Chesler should have allowed plaintiffs to seek leave to amend their complaint using the documents acquired by stipulation, and remanded the case for the District Court’s consideration of whether, even with the additional materials, plaintiffs’ proposed amendment would be futile. Plaintiffs filed their brief in support of their request for leave to amend their complaint, along with their proposed amended complaint, on November 9, 2007. The Court denied the motion on June 17, 2008, and again dismissed the case. One of the plaintiffs appealed Judge Chesler’s decision to the United States Court of Appeals for the Third Circuit. Oral argument on the appeal was held on July 15, 2009. On November 10, 2009, before any decision was issued, the appeal was stayed pending the settlement reached in the derivative action pending in the New Jersey Superior Court. As discussed above, the settlement was approved on April 15, 2010, and resolves all shareholder derivative litigation relating to Vioxx. Under the terms of the settlement, the Third Circuit appeal will be voluntarily dismissed.
International Lawsuits
As previously disclosed, in addition to the lawsuits discussed above, Old Merck has been named as a defendant in litigation relating to Vioxx in various countries (collectively, the “Vioxx Foreign Lawsuits”) in Europe, as well as Canada, Brazil, Argentina, Australia, Turkey, Israel and the Philippines.
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
A trial in a representative action in Australia concluded on June 25, 2009, in the Federal Court of Australia. The named plaintiff, who alleged he suffered an MI, seeks to represent others in Australia who ingested Vioxx and suffered an MI, thrombotic stroke, unstable angina, transient ischemic attack or peripheral vascular disease. On March 30, 2009, the trial judge entered an order directing that, in advance of all other issues in the proceeding, the issues to be determined during the trial were those issues of fact and law in the named plaintiff’s individual case, and those issues of fact and law that the trial judge finds, after hearing the evidence, are common to the claims of the group members that the named plaintiff has alleged that he represents. On March 5, 2010, the trial judge delivered his judgment. The court decided to dismiss all claims against Old Merck, specifically finding that Old Merck had done everything that might reasonably be expected of it in the discharge of its duty of care. With regard to Old Merck’s Australian subsidiary, Merck Sharp & Dohme (Australia) Pty Ltd, the court decided to dismiss certain claims but to award the named plaintiff, whom the Court found suffered an MI after ingesting Vioxx for approximately 33 months, compensation based on statutory claims that Vioxx was not fit for purpose or of merchantable quality, even though the court rejected the applicant’s claim that Old Merck and its Australian subsidiary knew or ought to have known prior to the voluntary withdrawal of Vioxx in September 2004 that Vioxx materially increased the risk of MI. On May 7, 2010, the court will conduct a hearing to determine the orders to be entered giving effect to the judgment, in which the court will determine which of its findings of fact and law are common to the claims of other group members and will consider any other motions that might be brought. Old Merck’s subsidiary intends to appeal the adverse findings after the orders have been entered.
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
Investigations
As previously disclosed, Old Merck has received subpoenas from the Department of Justice (“DOJ”) requesting information related to Old Merck’s research, marketing and selling activities with respect to Vioxx in a federal health care investigation under criminal statutes. This investigation includes subpoenas for witnesses to appear before a grand jury. As previously disclosed, in March 2009, Old Merck received a letter from the U.S. Attorney’s Office for the District of Massachusetts identifying it as a target of the grand jury investigation regarding Vioxx. Further, as previously disclosed, investigations are being conducted by local authorities in certain cities in Europe in order to determine whether any criminal charges should be brought concerning Vioxx. The Company is cooperating with these governmental entities in their respective investigations (the “Vioxx Investigations”). The Company cannot predict the outcome of these inquiries; however, they could result in potential civil and/or criminal remedies.
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
There has been one U.S. Vioxx Product Liability Lawsuit tried in 2010. The Company cannot predict the timing of any other trials related to the Vioxx Litigation. The Company believes that it has meritorious defenses to the Vioxx Product Liability Lawsuits, Vioxx Shareholder Lawsuits and Vioxx Foreign Lawsuits (collectively the “Vioxx Lawsuits”) and will vigorously defend against them. In view of the inherent difficulty of predicting the outcome of litigation, particularly where there are many claimants and the claimants seek indeterminate damages, the Company is unable to predict the outcome of these matters, and at this time cannot reasonably estimate the possible loss or range of loss with respect to the Vioxx Lawsuits not included in the Settlement Program. The Company has not established any reserves for any potential liability relating to the Vioxx Lawsuits not included in the Settlement Program, other than a reserve established in connection with the resolution of the shareholder derivative lawsuits discussed above, or the Vioxx Investigations. Unfavorable outcomes in the Vioxx Litigation could have a material adverse effect on the Company’s financial position, liquidity and results of operations.
Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. As of December 31, 2009, Old Merck had an aggregate reserve of approximately $110 million (the “Vioxx Reserve”) for the Settlement Program and future legal defense costs related to the Vioxx Litigation.
During the first quarter of 2010, Merck spent approximately $42 million in the aggregate in legal defense costs worldwide, related to (i) the Vioxx Product Liability Lawsuits, (ii) the Vioxx Shareholder Lawsuits, (iii) the Vioxx Foreign Lawsuits, and (iv) the Vioxx Investigations (collectively, the “Vioxx Litigation”). In addition, during the first quarter of 2010, Merck recorded a $30 million charge solely for its future legal defense costs for the Vioxx Litigation. Consequently, as of March 31, 2010, the aggregate amount of the Vioxx Reserve was approximately $98 million, which is solely for future legal defense costs for the Vioxx Litigation. Some of the significant factors considered in the review of the Vioxx Reserve were as follows: the actual costs incurred by the Company; the development of the Company’s legal defense strategy and structure in light of the scope of the Vioxx Litigation, including the Settlement Agreement and the expectation that certain lawsuits will continue to be pending; the number of cases being brought against the Company; the costs and outcomes of completed trials and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the Vioxx Litigation. The amount of the Vioxx Reserve as of March 31, 2010 represents the Company’s best estimate of the minimum amount of defense costs to be incurred in connection with the remaining aspects of the Vioxx Litigation; however, events such as additional trials in the Vioxx Litigation and other events that could arise in the course of the Vioxx Litigation could affect the ultimate amount of defense costs to be incurred by the Company.
The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase the Vioxx Reserve at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.
Other Product Liability Litigation
Fosamax
As previously disclosed, Old Merck is a defendant in product liability lawsuits in the United States involving Fosamax (the “Fosamax Litigation”). As of March 31, 2010, approximately 1,039 cases, which include approximately 1,417 plaintiff groups, had been filed and were pending against Old Merck in either federal or state court, including one case which seeks class action certification, as well as damages and/or medical monitoring. In these actions, plaintiffs allege, among other things, that they have suffered osteonecrosis of the jaw, generally subsequent to invasive dental procedures, such as tooth extraction or dental implants and/or delayed healing, in association with the use of Fosamax. In addition, plaintiffs in approximately seven percent of these actions allege that they sustained stress and/or low energy femoral fractures in association with the use of Fosamax. On August 16, 2006, the JPML ordered that certain Fosamax product liability cases pending in federal courts nationwide should be transferred and consolidated into one multidistrict litigation (the “Fosamax MDL”) for coordinated pre-trial proceedings. The Fosamax MDL has been transferred to Judge John Keenan in the U.S. District Court for the Southern District of New York. As a result of the JPML order, approximately 799 of the cases are before Judge Keenan. Judge Keenan issued a Case Management Order (and various amendments thereto) setting forth a schedule governing the proceedings which focused primarily upon resolving the class action certification motions in 2007 and completing fact discovery in an initial group of 25 cases by October 1, 2008. Briefing and argument on plaintiffs’ motions for certification of medical monitoring classes were completed in 2007 and Judge Keenan issued an order denying the motions on January 3, 2008. On January 28, 2008, Judge Keenan issued a further order dismissing with prejudice all class claims asserted in the first four class action lawsuits filed against Old Merck that sought personal injury damages and/or medical monitoring relief on a class wide basis. Daubert motions were filed in May 2009 and Judge Keenan conducted a Daubert hearing in July 2009. On July 27, 2009, Judge Keenan issued his ruling on the parties’ respective Daubert motions. The ruling denied the Plaintiff Steering Committee’s motion and granted in part and denied in part Old Merck’s motion. The first MDL trial — Boles v. Merck — began on August 11, 2009, and ended on September 2, 2009. On September 11, 2009, the MDL court declared a mistrial in Boles because the eight person jury could not reach a unanimous verdict and, consequently, the Boles case is set to be retried on June 2, 2010. The second MDL case set for trial — Flemings v. Merck — was scheduled to start on January 12, 2010, but Judge Keenan granted Old Merck’s motion for summary judgment and dismissed the case on November 23, 2009. In the next MDL case set for trial — Maley v. Merck — the trial commenced on April 12, 2010 and went to the jury on May 5, 2010. On the same day, the jury returned a unanimous verdict in Merck’s favor. Old Merck filed a motion for summary judgment in Maley, which the MDL court granted in part and denied in part on January 27, 2010. On February 1, 2010, Judge Keenan selected a new bellwether case — Judith Graves v. Merck — to replace the Flemings bellwether case, which the MDL court dismissed when it granted summary judgment in favor of Old Merck. The MDL court has set the Graves trial to begin on September 13, 2010. A trial in Alabama was scheduled to begin on May 3, 2010 but the trial court granted the parties’ joint motion to postpone the trial date until the fall of 2010. A trial in Florida was scheduled to begin on June 21, 2010 but on April 7, 2010 the Florida state court postponed the trial date until sometime after January 1, 2011.

In addition, in July 2008, an application was made by the Atlantic County Superior Court of New Jersey requesting that all of the Fosamax cases pending in New Jersey be considered for mass tort designation and centralized management before one judge in New Jersey. On October 6, 2008, the New Jersey Supreme Court ordered that all pending and future actions filed in New Jersey arising out of the use of Fosamax and seeking damages for existing dental and jaw-related injuries, including osteonecrosis of the jaw, but not solely seeking medical monitoring, be designated as a mass tort for centralized management purposes before Judge Higbee in Atlantic County Superior Court. As of March 31, 2010, approximately 219 cases were pending against Old Merck in the New Jersey coordinated proceeding. On July 20, 2009, Judge Higbee entered a Case Management Order (and various amendments thereto) setting forth a schedule that contemplates completing fact discovery in an initial group of 10 cases by March 31, 2010, followed by expert discovery in four of those cases, and a projected trial date of July 12, 2010 for the first case to be tried in the New Jersey coordinated proceeding. On April 15, 2010, however, Judge Higbee advised that the first Fosamax trial in the New Jersey coordinated proceeding will not occur until the fall of 2010 and set a tentative trial date of September 27, 2010.
Discovery is ongoing in the Fosamax MDL litigation, the New Jersey coordinated proceeding, and the remaining jurisdictions where Fosamax cases are pending. The Company intends to defend against these lawsuits.
As of December 31, 2009, the Company had a remaining reserve of approximately $38 million solely for its future legal defense costs for the Fosamax Litigation. During the first quarter of 2010, the Company spent approximately $6 million and added $20 million to its reserve. Consequently, as of March 31, 2010, the Company had a reserve of approximately $52 million solely for its future legal defense costs for the Fosamax Litigation. Some of the significant factors considered in the establishment of the reserve for the Fosamax Litigation legal defense costs were as follows: the actual defense costs incurred thus far; the development of the Company’s legal defense strategy and structure in light of the creation of the Fosamax MDL; the number of cases being brought against the Company; and the anticipated timing, progression, and related costs of pre-trial activities in the Fosamax Litigation. The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves. Due to the uncertain nature of litigation, the Company is unable to reasonably estimate its costs beyond the second quarter of 2011. The Company has not established any reserves for any potential liability relating to the Fosamax Litigation. Unfavorable outcomes in the Fosamax Litigation could have a material adverse effect on the Company’s financial position, liquidity and results of operations.
NuvaRing
Beginning in May 2007, a number of complaints were filed in various jurisdictions asserting claims against the Company’s subsidiaries Organon USA, Inc., Organon Pharmaceuticals USA, Inc., Organon International (collectively, “Organon”), and the Company arising from Organon’s marketing and sale of NuvaRing, a combined hormonal contraceptive ring. As of March 31, 2010, there were approximately 500 NuvaRing cases. Of these cases, 393 are pending in a multidistrict litigation (the “NuvaRing MDL”) in the U.S. District Court for the Eastern District of Missouri before Judge Rodney Sippel, and approximately 100 are pending in consolidated discovery proceedings in the Bergen County Superior Court of New Jersey before Judge Brian R. Martinotti. Three additional cases are pending in various other state courts.
The plaintiffs contend that Organon and Schering-Plough failed to adequately warn of the alleged increased risk of venous thromboembolism (“VTE”) posed by NuvaRing, and/or downplayed the risk of VTE. The plaintiffs seek damages for injuries allegedly sustained from their product use, including some alleged deaths, heart attacks and strokes. Discovery is ongoing in the NuvaRing MDL litigation, the New Jersey coordinated proceeding, and the remaining jurisdictions where other cases are pending.
Pursuant to the January 13, 2010 and February 19, 2010 Orders of Judge Sippel in the NuvaRing MDL, the parties selected 26 trial pool cases which are the subject of fact discovery, and the first trials are expected to begin in September 2011. Pursuant to Judge Martinotti’s January 13, 2010 Case Management Order, the parties selected an additional 10 trial pool cases that are the subject of fact discovery in the New Jersey consolidated proceedings, and the first trials are expected to begin in May 2011. The Company intends to defend against these lawsuits.
Vetsulin
On December 28, 2009, Schering-Plough Animal Health was named as a defendant in a putative class action lawsuit filed in the U.S. District Court for the Northern District of Ohio. In that lawsuit, entitled Friedman v. Schering-Plough Animal Health, the individual plaintiff seeks to represent a class of people who purchased Vetsulin for their household pets and the suit alleges that Vetsulin was contaminated or improperly manufactured. Vetsulin is an insulin product administered to diabetic dogs and cats. Plaintiff originally sought compensatory and punitive damages based on theories of negligence, violation of consumer sales practices acts, breach of warranty, and product liability due to allegedly defective manufacturing. On March 1, 2010, plaintiff filed an amended complaint limiting plaintiff’s theories of recovery to alleged statutory violations of Ohio and New Jersey laws. Merck intends to defend against this lawsuit.
Commercial Litigation
AWP Litigation and Investigations
As previously disclosed, Old Merck was joined in ongoing litigation alleging manipulation by pharmaceutical manufacturers of Average Wholesale Prices (“AWP”), which are sometimes used in calculations that determine public and private sector reimbursement levels. The complaints allege violations of federal and state law, including fraud, Medicaid fraud and consumer protection violations, among other claims. The outcome of these litigations and investigations could include substantial damages, the imposition of substantial fines, penalties and injunctive or administrative remedies. In 2002, the JPML ordered the transfer and consolidation of all pending federal AWP cases to federal court in Boston, Massachusetts. Plaintiffs filed one consolidated class action complaint, which aggregated the claims previously filed in various federal district court actions and also expanded the number of manufacturers to include some which, like Old Merck, had not been defendants in any prior pending case. In May 2003, the court granted Old Merck’s motion to dismiss the consolidated class action and dismissed Old Merck from the class action case. Old Merck and many other pharmaceutical manufacturers are defendants in similar complaints pending in federal and state court including cases brought individually by a number of counties in the State of New York. Fifty of the county cases have been consolidated in New York state court. Old Merck was dismissed from the Suffolk County case, which was the first of the New York county cases to be filed. In addition to the New York county cases, as of December 31, 2008, Old Merck was a defendant in state cases brought by the Attorneys General of eleven states, all of which are being defended. In February 2009, the Kansas Attorney General filed suit against Old Merck and several other manufacturers. AWP claims brought by the Attorney General of Arizona against Old Merck were dropped in 2009. The court in the AWP cases pending in Hawaii listed Old Merck and others to be set for trial in August 2010.
In 2009, Schering-Plough reached settlements of certain claims relating to AWP. In August 2009, Schering-Plough and five other pharmaceutical companies settled all claims brought on behalf of the Alabama Medicaid program for a combined total of $89 million. In addition, in July 2009, Schering-Plough reached a settlement with the Relator, acting on behalf of the United States in a non-intervened AWP qui tam action pending in the U.S. Federal District Court of Massachusetts and with the States of California and Florida for a combined total of $69 million. That settlement resolved all claims brought on behalf of the Medicaid programs for the States of California and Florida and has been approved by the U.S. District Court for the District of Massachusetts and held to be preclusive of all claims for the federal share of any alleged Medicaid overpayment in all remaining states consistent with applicable precedent. In January 2010, the U.S. District Court for the District of Massachusetts held that a unit of Schering-Plough and eight other drugmakers overcharged New York City and 42 New York counties for certain generic drugs. The court has reserved the issue of damages and any penalties for future proceedings.
The Company continues to respond to litigation brought by certain states and private payors and to investigations initiated by the Department of Health and Human Services, the DOJ and several states regarding AWP. The Company is cooperating with these investigations.
Centocor Distribution Agreement
On May 27, 2009, Centocor, now a wholly owned subsidiary of Johnson & Johnson, delivered to Schering-Plough a notice initiating an arbitration proceeding to resolve whether, as a result of the Merger, Centocor is permitted to terminate the Company’s rights to distribute and commercialize Remicade and Simponi. Sales of Remicade and Simponi included in the Company’s results for the post-Merger period in 2009 were $430.7 million and $3.9 million, respectively. Sales of Remicade recognized by Schering-Plough in 2009 prior to the Merger were $1.9 billion. Sales of Remicade and Simponi included in the Company’s results for the first quarter of 2010 were $674.1 million and $10.3 million, respectively. The arbitration process involves a number of steps before a final decision will be reached. A hearing in the arbitration is scheduled to commence in late September 2010. An unfavorable outcome in the arbitration would have a material adverse effect on the Company’s financial position, liquidity and results of operations.
Temodar Anti-Trust Action
In an antitrust action filed in federal court in Delaware, plaintiff-wholesaler claims to represent a class of direct wholesaler-purchasers of the Company’s brand name drug Temodar, an oral anti-cancer treatment. The case was filed and served in early March 2010, and it proceeds in the wake of a federal court decision in January 2010 holding that the Temodar patent is unenforceable; that decision is on appeal in the federal court of appeals. The plaintiff-wholesaler claims that it has suffered antitrust injury and damages due to the delay in the entry of a generic competitor of Temodar, and has alleged illegal monopolization seeking three times its lost profits and class wide recovery for similarly situated direct purchasing wholesalers. The Company intends to defend against this action.
Vytorin/Zetia Litigation
As previously disclosed, between December 2007 and February 2009, the legacy companies received several letters from investigative bodies (including the House Committee on Energy and Commerce, its Subcommittee on Oversight and Investigations (“O&I”), the Ranking Minority Member of the Senate Finance Committee, the Civil Division of DOJ, the Connecticut Attorney General, and subpoenas from the New York Attorney General’s Office) collectively seeking a combination of witness interviews, documents and information on a variety of issues related to the Effect of Combination Ezetimibe and High-Dose Simvastatin vs. Simvastatin Alone of the Atherosclerotic Process in Patients with Heterozygous Familial Hypercholesterolemia (“ENHANCE”) and Simvastatin and Ezetimibe in Aortic Stenosis (“SEAS”) clinical trials, the sale and promotion of Vytorin, as well as sales of stock by corporate officers. The legacy companies responded to the inquiries and cooperated with investigators. On July 15, 2009, the legacy companies announced that they reached a civil settlement with the Attorneys General representing 35 states and the District of Columbia to resolve a previously disclosed investigation by that group into whether the legacy companies violated state consumer protection laws when marketing Vytorin and Zetia. As part of the settlement, the legacy companies agreed to reimburse the investigative costs of the 35 states and the District of Columbia which totaled $5.4 million, and to make voluntary assurances of compliance related to the promotion of Vytorin and Zetia. The settlement did not include any admission of misconduct or liability by the legacy companies.
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
There is a similar consolidated, putative class action ERISA lawsuit currently pending in the District of New Jersey, filed by a member of a Schering-Plough ERISA plan against Schering-Plough and certain of its current and former officers and directors, alleging they breached their fiduciary duties under ERISA, and under the caption In re Schering-Plough Corp. ENHANCE ERISA Litigation. The consolidated amended complaint was filed on October 1, 2009. On November 6, 2009, the Company and the other defendants filed a motion to dismiss this lawsuit on the grounds that the plaintiffs failed to state a claim for which relief can be granted. The plaintiffs’ opposition to the motion to dismiss was filed on December 16, 2009, and the motion was fully briefed on January 15, 2010. A decision remains pending.
On November 5, 2009, a stockholder of the Company filed a shareholder derivative lawsuit, In re Local No, 38 International Brotherhood of Electrical Workers Pension Fund v. Clark (“Local No. 38”), in the District of New Jersey, on behalf of the nominal defendant, the Company, and all shareholders of the Company, against the Company; certain of the Company’s officers, directors and alleged insiders; and certain of the predecessor companies’ former officers, directors and alleged insiders. A similar shareholder derivative lawsuit, Cain v. Hassan, was filed by a Schering-Plough stockholder on behalf of the nominal defendant, Schering-Plough, and all Schering-Plough shareholders, against Schering-Plough, Schering-Plough’s then-current Board of Directors, and certain of Schering-Plough’s current and former officers, directors and alleged insiders, and an amended complaint was filed on May 13, 2008. The plaintiffs in both Local No. 38 and Cain v. Hassan allege that the defendants withheld the ENHANCE study results and made false and misleading statements, thereby deceiving and causing harm to the Company and Schering-Plough, respectively, and to the investing public, unjustly enriching insiders and wasting corporate assets. The defendants in Local No. 38 intend to move to dismiss the plaintiff’s complaint. The defendants in Cain v. Hassan moved to dismiss the amended complaint on July 14, 2008, and that motion was fully briefed on October 15, 2008. A decision remains pending.
Discovery in the cases referred to in this section will be coordinated and has commenced. The Company intends to defend against the lawsuits referred to in this section. Unfavorable outcomes resulting from the government investigations or the civil litigations could have a material adverse effect on the Company’s financial position, liquidity and results of operations.
Securities and Class Action Litigation
Federal Securities Litigation
Following Schering-Plough’s announcement on February 15, 2001 that the U.S. Food and Drug Administration (“FDA”) had been conducting inspections of its manufacturing facilities in New Jersey and Puerto Rico and had issued reports citing deficiencies concerning compliance with current Good Manufacturing Practices, and had delayed approval of Clarinex, several lawsuits were filed against Schering-Plough and certain named officers. These lawsuits allege that the defendants violated the federal securities law by allegedly failing to disclose material information and making material misstatements. Specifically, they allege that Schering-Plough failed to disclose an alleged serious risk that a new drug application for Clarinex would be delayed as a result of these manufacturing issues, and they allege that the Company failed to disclose the alleged depth and severity of its manufacturing issues. These complaints were consolidated into one action in the U.S. District Court for the District of New Jersey, and a consolidated amended complaint was filed on October 11, 2001, purporting to represent a class of shareholders who purchased shares of Schering-Plough stock from May 9, 2000 through February 15, 2001. The complaint sought compensatory damages on behalf of the class. On February 18, 2009, the court signed an order preliminarily approving a settlement agreement under which Schering-Plough would provide for a settlement fund in the amount of $165 million to resolve all claims by the class, which funds were placed in escrow at that time. The vast majority of the settlement was covered by insurance. On December 31, 2009, the District Court granted final approval of the settlement. The appeal period from that final approval decision has expired.
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
K-DUR Antitrust Litigation
In June 1997 and January 1998, Schering-Plough settled patent litigation with Upsher-Smith, Inc. (“Upsher-Smith”) and ESI Lederle, Inc. (“Lederle”), respectively, relating to generic versions of K-DUR, Schering-Plough’s long-acting potassium chloride product supplement used by cardiac patients, for which Lederle and Upsher-Smith had filed Abbreviated New Drug Applications (“ANDA’s”). Following the commencement of an administrative proceeding by the United States Federal Trade Commission (the “FTC”) alleging anti-competitive effects from those settlements (which has been resolved in Schering-Plough’s favor), alleged class action suits were filed in federal and state courts on behalf of direct and indirect purchasers of K-DUR against Schering-Plough, Upsher-Smith and Lederle. These suits claim violations of federal and state antitrust laws, as well as other state statutory and common law causes of action. These suits seek unspecified damages. In February 2009, a special master recommended that the U.S. District Court for the District of New Jersey dismiss the class action lawsuits on summary judgment and in March 2010, the District Court adopted the recommendation, granted summary judgment to the defendants, and dismissed the matter in its entirety. In April 2010, plaintiffs filed a Notice of Appeal with the Third Circuit Court of Appeals.

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
The Company is aware that there are approximately 5,000 cases pending in the Vaccine Court involving allegations that thimerosal-containing vaccines and/or the M-M-R II vaccine cause autism spectrum disorders. Not all of the thimerosal-containing vaccines involved in the Vaccine Court proceeding are Company vaccines. The Company is the sole source of the M-M-R II vaccine domestically. The Special Masters presiding over the Vaccine Court proceedings held hearings in three test cases involving the theory that the combination of M-M-R II vaccine and thimerosal in vaccines causes autism spectrum disorders. On February 12, 2009, the Special Masters issued decisions in each of those cases, finding that the theory was unsupported by valid scientific evidence and that the petitioners in the three cases were therefore not entitled to compensation. Two of those three cases are currently on appeal. The Special Masters held similar hearings in three different test cases involving the theory that thimerosal in vaccines alone causes autism spectrum disorders. On March 12, 2010, the Special Masters issued decisions in this second set of test cases, finding that the theory was also unsupported by valid scientific evidence and that the petitions in these cases were also not entitled to compensation. Decisions have not been issued in this second set of test cases. The Special Masters had previously indicated that they would hold similar hearings involving the theory that M-M-R II alone causes autism spectrum disorders, but they have stated that they no longer intend to do so. The Vaccine Court has indicated that it intends to use the evidence presented at these test case hearings to guide the adjudication of the remaining autism spectrum disorder cases.
Patent Litigation
From time to time, generic manufacturers of pharmaceutical products file ANDA’s with the FDA seeking to market generic forms of the Company’s products prior to the expiration of relevant patents owned by the Company. Generic pharmaceutical manufacturers have submitted ANDA’s to the FDA seeking to market in the United States generic forms of Nexium, Singulair, Emend, Cancidas and Atripla, respectively, prior to the expiration of Old Merck’s (and AstraZeneca’s in the case of Nexium) patents concerning these products. In addition, an ANDA has been submitted to the FDA seeking to market in the United States a generic form of Zetia and an ANDA has been submitted to the FDA seeking to market in the United States a generic form of Vytorin, both prior to the expiration of Schering-Plough’s patent concerning those products. The generic companies’ ANDA’s generally include allegations of non-infringement, invalidity and unenforceability of the patents. The Company has filed patent infringement suits in federal court against companies filing ANDA’s for generic montelukast (Singulair), aprepitant (Emend) and caspofungin (Cancidas) and AstraZeneca and the Company have filed patent infringement suits in federal court against companies filing ANDA’s for generic esomeprazole (Nexium). Also, the Company and Schering-Plough have filed patent infringement suits in federal court against companies filing ANDA’s for generic versions of ezetimibe (Zetia) and ezetimibe/simvastatin (Vytorin). Also, Schering Corp. (“Schering”), a subsidiary of the Company, has filed patent infringement suits in federal court against generic companies filing ANDA’s for generic versions of Temodar, Integrilin, Levitra and Nasonex. Similar patent challenges exist in certain foreign jurisdictions. Also, Bristol-Myers Squibb (“BMS”) and the Company have filed a patent infringement lawsuit against a generic company for filing an ANDA for generic Atripla. The Company intends to defend its patents, which it believes are valid, against infringement by generic companies attempting to market products prior to the expiration dates of such patents. As with any litigation, there can be no assurance of the outcomes, which, if adverse, could result in significantly shortened periods of exclusivity for these products.
In February 2007, Schering-Plough received a notice from a generic company indicating that it had filed an ANDA for Zetia and that it is challenging the U.S. patents that are listed for Zetia. Prior to the Merger, the Company marketed Zetia through a joint venture, MSP Singapore Company LLC. On March 22, 2007, Schering-Plough and MSP Singapore Company LLC filed a patent infringement suit against Glenmark Pharmaceuticals Inc., USA and its parent corporation (“Glenmark”). The lawsuit automatically stays FDA approval of Glenmark’s ANDA until October 2010 or until an adverse court decision, if any, whichever may occur earlier. The trial in this matter is scheduled to commence on May 12, 2010.
In October 2008, the U.S. patent for dorzolamide, covering both Trusopt and Cosopt, expired, after which Old Merck experienced a significant decline in U.S. sales of these products. The Company is involved in litigation proceedings of the corresponding patents in Canada, Great Britain and Germany. In November 2009, the trial court in Great Britain issued a decision finding Old Merck’s Cosopt patent invalid. The Company is seeking leave to appeal that decision. In Canada a trial was held in December 2009 regarding the Company’s Canadian Trusopt and Cosopt patents. The Company is awaiting a decision.
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
In July 2007, Schering and its licensor, Cancer Research Technologies, Limited (“CRT”), received notice from Barr Laboratories (“Barr”) (now a subsidiary of Teva) that Barr had filed an ANDA for Temodar and that it was challenging CRT’s patent for temozolomide. In July 2007, Schering and CRT filed a patent infringement action against Barr. In January 2010, the court issued a decision finding the CRT patent unenforceable on grounds of prosecution laches and inequitable conduct. Schering and CRT are in the process of appealing the decision. In March 2010, CRT, Schering and Barr entered into an agreement under which Barr agreed not to launch a generic temozolomide pending a decision from the Court of Appeals. In any event, under the agreement, Barr will be permitted to launch a generic product during the six month pediatric extension period in August 2013.
In January 2010, the Company and BMS received notice from Teva that it had filed an ANDA for a single dose combination of tenofivir, emtricitabine and efavirenz and that it was challenging patents listed in the Orange Book for Atripla. On March 9, 2010, the Company and BMS filed a patent infringement lawsuit against Teva. The lawsuit automatically stays FDA approval of Teva’s ANDA until July 2012 or until an adverse court decision, if any, whichever may occur earlier.
Legal Proceedings Related to the Merger
In connection with the Merger, separate class action lawsuits were brought against Old Merck and Schering-Plough challenging the Merger and seeking other forms of relief. As previously disclosed, the Company entered into settlement agreements in both lawsuits. On March 24, 2010, Judge Cavanaugh of the District Court for the District of New Jersey approved the settlement of the federal action, which was brought against Schering-Plough and its directors. Objectors to that settlement, all of whom objected only to the amount of legal fees being paid to the plaintiffs, have until May 16, 2010, to appeal that ruling. In the other lawsuit, which is in the New Jersey Superior Court in Hunterdon County, New Jersey and is against Old Merck, its directors along with Schering-Plough and its directors, the court has scheduled a hearing for June 29, 2010, to consider the proposed settlement.
These settlements, once approved by the applicable courts (including, if applicable, appellate courts), will resolve and release all claims that were or could have been brought by any shareholder of Old Merck or Schering-Plough challenging any aspect of the proposed merger, including any merger disclosure claims.
Other Litigation
French Matter
Based on a complaint to the French competition authority from a competitor in France and pursuant to a court order, the French competition authority has obtained documents from a French subsidiary of the Company relating to Subutex, one of the products that the subsidiary markets and sells. Any resolution of this matter adverse to the French subsidiary could result in the imposition of civil fines and injunctive or administrative remedies. On July 17, 2007, the Juge des Libertés et de la Détention ordered the annulment of the search and seizure on procedural grounds. On July 19, 2007, the French authority appealed the order to the French Supreme Court. On May 20, 2009, the French Supreme Court overturned that annulment and remanded the case to the Paris Court of Appeal on the basis that the Juge des Libertés et de la Détention had not examined each document to assess whether it should have been seized and whether it had been lawfully seized. On March 4, 2010, the Paris Court of Appeal confirmed the validity of the seizure’s operations. On March 10, 2010, Schering-Plough S.A.S. lodged an appeal before the Supreme Court.
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

Item 4. Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures over financial reporting. For the three months ended March 31, 2010, management has concluded that there were no changes that have materially affected, or are reasonably likely to materially affect the internal control over financial reporting. Based on this assessment, as of the end of the period covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. As previously disclosed, effective April 2010, several of the Company’s U.S. operating units implemented an enterprise wide resource planning system (SAP) which included modifications to the design and operation of controls over financial reporting. The Company is monitoring the status of the business and financial operations with respect to the implementation of the enterprise wide resource planning system and believes that an effective control environment is being maintained. The Company also is moving forward with its plans to integrate the business operations of the legacy companies including evaluating if any changes to the control environment over financial reporting are required.
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
The Company does not assume the obligation to update any forward-looking statement. One should carefully evaluate such statements in light of factors, including risk factors, described in the Company’s filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q and 8-K. In Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed on March 1, 2010, the Company discusses in more detail various important factors that could cause actual results to differ from expected or historic results. The Company notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties.
PART II — Other Information
Item 1. Legal Proceedings
Information with respect to certain legal proceedings is incorporated by reference from Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part I of this report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 6. Exhibits

Number	Description

3.1	Restated Certificate of Incorporation of Merck & Co., Inc. (November 3, 2009) – Incorporated by reference to Current Report on Form 8-K filed on November 4, 2009

3.2	By-Laws of Merck & Co., Inc. (effective November 3, 2009) – Incorporated by reference to Current Report on Form 8-K dated November 4, 2009

10.1	Amendment No. 4 to the Call Option Agreement, by and among Merck & Co., Inc., Merck Sharp & Dohme Corp. and sanofi-aventis, dated March 8, 2010 – Incorporated by reference to Current Report on Form 8-K filed March 11, 2010

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101	The following materials from Merck & Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Cash Flow, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCK & CO., INC.
Date: May 7, 2010	/s/ Bruce N. Kuhlik
BRUCE N. KUHLIK
Executive Vice President and General Counsel

Date: May 7, 2010	/s/ John Canan
JOHN CANAN
Senior Vice President and Controller

EXHIBIT INDEX

Number	Description

3.1	Restated Certificate of Incorporation of Merck & Co., Inc. (November 3, 2009) – Incorporated by reference to Current Report on Form 8-K filed November 4, 2009

3.2	By-Laws of Merck & Co., Inc. (effective November 3, 2009) – Incorporated by reference to Current Report on Form 8-K dated November 4, 2009

10.1	Amendment No. 4 to the Call Option Agreement, by and among Merck & Co., Inc., Merck Sharp & Dohme Corp. and sanofi-aventis, dated March 8, 2010 – Incorporated by reference to Current Report on Form 8-K filed March 11, 2010

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101	The following materials from Merck & Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Cash Flow, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.