Form 10-Q
period 2010-06-30
Merck & Co. Inc.
filed 2010-08-06
CIK 310158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 1-6571
Merck & Co., Inc.
One Merck Drive
Whitehouse Station, N.J. 08889-0100
(908) 423-1000

Incorporated in New Jersey	I.R.S. Employer
Identification No. 22-1918501
The number of shares of common stock outstanding as of the close of business on July 30, 2010: 3,073,593,302
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
Signatures
EX-10.1
EX-10.2
EX-10.3
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I — Financial Information
Item 1. Financial Statements
MERCK & CO., INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF INCOME
(Unaudited, $ in millions except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Sales	$11,346.3	$5,899.9	$22,768.5	$11,285.1

Costs, Expenses and Other
Materials and production	4,548.9	1,353.9	9,764.5	2,687.7
Marketing and administrative	3,202.7	1,729.5	6,448.9	3,362.5
Research and development	2,150.9	1,395.3	4,177.6	2,619.5
Restructuring costs	526.3	37.4	814.0	101.7
Equity income from affiliates	(42.9)	(587.1)	(180.4)	(1,173.0)
Other (income) expense, net	(280.4)	3.6	(112.7)	(63.6)

	10,105.5	3,932.6	20,911.9	7,534.8

Income Before Taxes	1,240.8	1,967.3	1,856.6	3,750.3
Taxes on Income	460.6	379.0	746.2	706.2

Net Income	$780.2	$1,588.3	$1,110.4	$3,044.1

Less: Net Income Attributable to Noncontrolling Interests	27.8	32.0	59.2	62.8
Net Income Attributable to Merck & Co., Inc.	$752.4	$1,556.3	$1,051.2	$2,981.3

Basic Earnings per Common Share Attributable to Merck & Co., Inc. Common Shareholders	$0.24	$0.74	$0.34	$1.41

Earnings per Common Share Assuming Dilution Attributable to Merck & Co., Inc. Common Shareholders	$0.24	$0.74	$0.33	$1.41

Dividends Declared per Common Share	$0.38	$0.38	$0.76	$0.76

The accompanying notes are an integral part of this consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited, $ in millions except per share amounts)

	June 30,	December 31,
	2010	2009

Assets
Current Assets
Cash and cash equivalents	$8,665.6	$9,311.4
Short-term investments	1,277.0	293.1
Accounts receivable (net of allowance for doubtful accounts of $152.9 in 2010 and $112.6 in 2009)	6,276.1	6,602.9
Inventories (excludes inventories of $1,094.9 in 2010 and $1,157.2 in 2009 classified in Other assets - see Note 7)	6,244.2	8,057.5
Deferred income taxes and other current assets	3,790.7	4,199.9

Total current assets	26,253.6	28,464.8

Investments	2,045.6	432.3

Property, Plant and Equipment, at cost, net of allowance for depreciation of $12,819.8 in 2010 and $12,594.7 in 2009	17,334.2	18,257.9

Goodwill	12,225.5	12,140.0

Other Intangibles, Net	43,281.4	47,778.3

Other Assets	5,030.2	5,376.4

	$106,170.5	$112,449.7

Liabilities and Equity
Current Liabilities
Loans payable and current portion of long-term debt	$4,147.3	$1,379.3
Trade accounts payable	2,171.5	2,239.1
Accrued and other current liabilities	6,834.4	9,457.8
Income taxes payable	879.4	1,258.2
Dividends payable	1,182.0	1,189.0
6% Mandatory convertible preferred stock, $1 par value
Authorized - 11,500,000 shares
Issued and outstanding - 853,158 shares in 2010 and 855,422 shares in 2009	206.0	206.6

Total current liabilities	15,420.6	15,730.0

Long-Term Debt	13,835.3	16,095.1

Deferred Income Taxes and Noncurrent Liabilities	19,248.9	19,132.0

Merck & Co., Inc. Stockholders’ Equity
Common stock, $0.50 par value
Authorized - 6,500,000,000 shares		.
Issued - 3,572,963,192 shares in 2010; 3,562,528,536 shares in 2009	1,786.5	1,781.3
Other paid-in capital	40,337.7	39,682.6
Retained earnings	40,081.8	41,404.9
Accumulated other comprehensive loss	(4,658.7)	(2,766.5)

	77,547.3	80,102.3
Less treasury stock, at cost
491,662,773 shares in 2010 and 454,305,985 shares in 2009	22,315.6	21,044.3

Total Merck & Co., Inc. stockholders’ equity	55,231.7	59,058.0

Noncontrolling Interests	2,434.0	2,434.6

Total equity	57,665.7	61,492.6

	$106,170.5	$112,449.7

The accompanying notes are an integral part of this consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, $ in millions)

	Six Months Ended
	June 30,
	2010	2009

Cash Flows from Operating Activities
Net income	$1,110.4	$3,044.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,635.1	932.6
Equity income from affiliates	(180.4)	(1,173.0)
Dividends and distributions from equity affiliates	182.1	960.3
Gain on AstraZeneca option exercise	(443.0)	—
Deferred income taxes	(318.9)	649.4
Share-based compensation	274.2	197.1
Other	437.0	(231.0)
Net changes in assets and liabilities	(5.5)	(2,917.9)

Net Cash Provided by Operating Activities	4,691.0	1,461.6

Cash Flows from Investing Activities
Capital expenditures	(679.8)	(600.3)
Purchases of securities and other investments	(4,235.2)	(2,654.4)
Proceeds from sales of securities and other investments	1,699.6	5,838.9
Acquisitions of businesses, net of cash acquired	(141.3)	(130.0)
Proceeds from AstraZeneca option exercise	647.0	—
(Increase) decrease in restricted assets	(7.0)	1,550.6
Other	32.4	4.1

Net Cash (Used in) Provided by Investing Activities	(2,684.3)	4,008.9

Cash Flows from Financing Activities
Net change in short-term borrowings	1,657.7	214.3
Proceeds from the issuance of debt, net	5.3	4,228.0
Payments on debt	(626.1)	(7.5)
Purchases of treasury stock	(1,297.2)	—
Dividends paid to stockholders	(2,377.9)	(1,606.9)
Proceeds from exercise of stock options	237.2	3.0
Other	(120.1)	(247.4)

Net Cash (Used in) Provided by Financing Activities	(2,521.1)	2,583.5

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(131.4)	35.3

Net (Decrease) Increase in Cash and Cash Equivalents	(645.8)	8,089.3

Cash and Cash Equivalents at Beginning of Year	9,311.4	4,368.3

Cash and Cash Equivalents at End of Period	$8,665.6	$12,457.6

The accompanying notes are an integral part of this consolidated financial statement.

Notes to Consolidated Financial Statements (unaudited)
1.	Basis of Presentation
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

Recently Adopted Accounting Standards
In June 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting and disclosure requirements for transfers of financial assets, which was effective January 1, 2010. The amendment eliminates the concept of a qualifying special-purpose entity, changes the requirements for derecognizing financial assets and requires enhanced disclosures to provide financial statement users with greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. The effect of adoption on the Company’s financial position and results of operations was not material.
Also, in June 2009, the FASB amended the existing accounting and disclosure guidance for the consolidation of variable interest entities, which was effective January 1, 2010. The amended guidance requires enhanced disclosures intended to provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The effect of adoption on the Company’s financial position and results of operations was not material.
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

A preliminary allocation of the consideration transferred to the net assets of Schering-Plough was made as of the Merger date. During the first quarter of 2010, the Company adjusted the preliminary values assigned to certain assets and liabilities in order to reflect additional information obtained since the Merger date. The opening balance sheet has been adjusted to reflect these changes, the most significant of which included an increase to Other intangibles, net of $122.5 million, an increase to Deferred income taxes and noncurrent liabilities of $360.5 million and an increase to Goodwill of $216.9 million. Additional adjustments to the preliminary values of assets and liabilities recognized in the Merger may occur as the allocation of the consideration transferred is finalized during 2010. Under business combinations accounting guidance, the Company has up to one year from the date of the Merger to finalize the allocation of the consideration transferred.

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

Schering-Plough’s results of operations have been included in New Merck’s financial statements for periods subsequent to the completion of the Merger. The following unaudited supplemental pro forma data presents consolidated information as if the Merger had been completed on January 1, 2009:

	Three Months	Six Months
($ in millions, except per share amounts)	Ended June 30, 2009

Sales	$11,534.0	$22,217.0
Net income attributable to Merck & Co., Inc.	392.9	7,277.0

Basic earnings per common share attributable to Merck & Co., Inc. common shareholders	0.13	2.34
Earnings per common share assuming dilution attributable to Merck & Co., Inc. common shareholders	0.13	2.34

The unaudited supplemental pro forma data reflect the application of the following adjustments:
•	The consolidation of the Merck/Schering-Plough partnership (the “MSP Partnership”), which is now wholly-owned by the Company, and the corresponding gain resulting from the Company’s remeasurement of its previously held equity interest in the MSP Partnership;

•	Additional depreciation and amortization expense that would have been recognized assuming fair value adjustments to inventory, property, plant and equipment and intangible assets;

•	Additional interest expense and financing costs that would have been incurred on borrowing arrangements and loss of interest income on cash and short-term investments used to fund the Merger;

•	Transaction costs associated with the Merger; and

•	Conversion of a portion of outstanding 6% mandatory convertible preferred stock
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
Merger Restructuring Program

In February 2010, the Company announced the first phase of a new global restructuring program (the “Merger Restructuring Program”) in conjunction with the integration of the legacy Merck and legacy Schering-Plough businesses. This Merger Restructuring Program is intended to optimize the cost structure of the combined Company. On July 6, 2010, the Company announced the next phase of the Merger Restructuring Program. As part of the first and second phases of the Merger Restructuring Program, which the Company anticipates will be substantially completed by the end of 2012, the Company expects to reduce its total workforce by approximately 15% across the Company worldwide. The Company also plans to eliminate 2,500 vacant positions. These workforce reductions will primarily come from the elimination of duplicative positions in sales, administrative and headquarters organizations, as well as from the sale or closure of certain manufacturing and research and development sites. The Company will continue to hire new employees in strategic growth areas of the business as necessary during this period. Merck plans to phase out operations at certain research and manufacturing sites, as well as to continue to consolidate office facilities worldwide. Over the next two years, operations will be phased out at eight research sites which include: Montreal, Canada; Boxmeer (Nobilon facility only), Oss, and Schaijk, Netherlands; Odense, Denmark; Waltrop, Germany; Newhouse, Scotland; and Cambridge (Kendall Square), Massachusetts. Beginning in the second half of 2010, the Company will phase out operations at eight manufacturing facilities and these sites will exit the global network as activities are transferred to other locations. Specifically, the Company intends to cease manufacturing activities at its facilities in Comazzo, Italy; Cacem, Portugal; Azcapotzalco, Mexico; Coyoacan, Mexico, and Santo Amaro, Brazil, and intends to sell the Mirador, Argentina and Miami Lakes, Florida, facilities. In Singapore, chemical manufacturing will be phased out at the legacy Merck site, but it will continue at the legacy Schering-Plough site. The Company’s extensive pharmaceutical manufacturing operations will continue at both Singapore facilities. The Company will continue to pursue productivity efficiencies and evaluate its manufacturing supply chain capabilities on an ongoing basis.

In connection with the Merger Restructuring Program, separation costs under the Company’s existing severance programs worldwide were recorded in the fourth quarter of 2009 to the extent such costs were probable and reasonably estimable. The Company commenced accruing costs related to enhanced termination benefits offered to employees under the Merger Restructuring Program in the first quarter of 2010 when the necessary criteria were met. The Company recorded total pretax restructuring costs of $830.2 million and $1.1 billion in the second quarter and first six months of 2010, respectively, related to this program. Since inception of the Merger Restructuring Program through June 30, 2010, Merck has recorded total pretax accumulated costs of $2.6 billion and eliminated approximately 7,725 positions comprised of employee separations, and the elimination of contractors and vacant positions. The first and second phases of the Merger Restructuring Program are expected to be substantially completed by the end of 2012 with the cumulative pretax costs estimated to be approximately $3.5 billion to $4.3 billion. The Company estimates that approximately two-thirds of the cumulative pretax costs relate to cash outlays, primarily due to employee separation expense. Approximately one-third of the cumulative pretax costs are non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested.

2008 Global Restructuring Program

In October 2008, Old Merck announced a global restructuring program (the “2008 Restructuring Program”) to reduce its cost structure, increase efficiency, and enhance competitiveness. As part of the 2008 Restructuring Program, the Company expects to eliminate approximately 7,200 positions — 6,800 active employees and 400 vacancies — across the Company worldwide by the end of 2011. About 40% of these reductions will occur in the United States. The program includes the roll out of a new, more customer-centric selling model. The Company is also making greater use of outside technology resources, centralizing common sales and marketing activities, and consolidating and streamlining its operations. Merck’s manufacturing division is further focusing its capabilities on core products and outsourcing non-core manufacturing. This program also included the implementation of a new model for its basic research global operating strategy at legacy Merck Research Laboratories sites.

Pretax restructuring costs of $65.5 million and $192.3 million were recorded in the second quarter of 2010 and 2009, respectively, and $130.4 million and $366.9 million were recorded in the first six months of 2010 and 2009, respectively, related to the 2008 Restructuring Program. Since inception of the 2008 Restructuring Program through June 30, 2010, Merck has recorded total pretax accumulated costs of $1.5 billion and eliminated approximately 5,685 positions comprised of employee separations and the elimination of contractors and vacant positions. The 2008 Restructuring Program is expected to be substantially completed by the end of 2011 with the total pretax costs estimated to be $1.6 billion to $2.0 billion. The Company estimates that two-thirds of the cumulative pretax costs relate to cash outlays, primarily from employee separation expense. Approximately one-third of the cumulative pretax costs are non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested.

For segment reporting, restructuring charges are unallocated expenses.

Notes to Consolidated Financial Statements (unaudited) (continued)
The following tables summarize the charges related to Merger Restructuring Program and 2008 Restructuring Program activities by type of cost:

	Three Months Ended June 30, 2010				Six Months Ended June 30, 2010
	Separation	Accelerated			Separation	Accelerated
($ in millions)	Costs	Depreciation	Other	Total	Costs	Depreciation	Other	Total

Merger Restructuring Program

Materials and production	$—	$149.4	$21.9	$171.3	$—	$174.5	$21.9	$196.4
Research and development	—	113.2	30.5	143.7	—	113.2	36.7	149.9
Restructuring costs	374.1	40.6	100.5	515.2	582.8	40.6	143.6	767.0

	$374.1	$303.2	$152.9	$830.2	$582.8	$328.3	$202.2	$1,113.3

2008 Restructuring Program

Materials and production	$—	$10.7	$35.8	$46.5	$—	$39.8	$35.8	$75.6
Research and development	—	—	—	—	—	—	—	—
Restructuring costs	11.6	—	7.4	19.0	30.6	—	24.2	54.8

	$11.6	$10.7	$43.2	$65.5	$30.6	$39.8	$60.0	$130.4

	$385.7	$313.9	$196.1	$895.7	$613.4	$368.1	$262.2	$1,243.7

	Three Months Ended June 30, 2009				Six Months Ended June 30, 2009
	Separation	Accelerated			Separation	Accelerated
($ in millions)	Costs	Depreciation	Other	Total	Costs	Depreciation	Other	Total

2008 Restructuring Program

Materials and production	$—	$47.0	$0.1	$47.1	$—	$68.4	$0.9	$69.3
Research and development	—	107.6	0.2	107.8	—	193.6	2.3	195.9
Restructuring costs	16.7	—	20.7	37.4	44.9	—	56.8	101.7

	$16.7	$154.6	$21.0	$192.3	$44.9	$262.0	$60.0	$366.9

Separation costs are associated with actual headcount reductions, as well as those headcount reductions which were probable and could be reasonably estimated. In the second quarter of 2010, approximately 2,435 positions were eliminated under the Merger Restructuring Program and 240 positions were eliminated under the 2008 Restructuring Program. In the first six months of 2010, approximately 7,585 positions were eliminated under the Merger Restructuring Program and 775 positions were eliminated under the 2008 Restructuring Program. In the second quarter and first six months of 2009, approximately 925 positions and 1,975 positions, respectively, were eliminated in connection with the 2008 Restructuring Program. These position eliminations were comprised of actual headcount reductions and the elimination of contractors and vacant positions.

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

Other activity of $196.1 million and $21.0 million for the second quarter of 2010 and 2009, respectively, and $262.2 million and $60.0 million for the first six months of 2010 and 2009, respectively, reflects costs that include curtailment, settlement and termination charges associated with pension and other postretirement benefit plans (see Note 13), as well as contract termination costs, asset abandonment, shut-down and other related costs.

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table summarizes the charges and spending relating to Merger Restructuring Program and 2008 Restructuring Program activities for the six months ended June 30, 2010:

	Separation	Accelerated
($ in millions)	Costs	Depreciation	Other	Total

Merger Restructuring Program

Restructuring reserves as of January 1, 2010	$1,303.4	$—	$—	$1,303.4
Expense	582.8	328.3	202.2	1,113.3
(Payments) receipts, net	(766.9)	—	(126.2)	(893.1)
Non-cash activity	—	(328.3)	(76.0)	(404.3)

Restructuring reserves as of June 30, 2010 (1)	$1,119.3	$—	$—	$1,119.3

2008 Restructuring Program

Restructuring reserves as of January 1, 2010	$249.3	$—	$—	$249.3
Expense	30.6	39.8	60.0	130.4
(Payments) receipts, net	(77.0)	—	(26.1)	(103.1)
Non-cash activity	—	(39.8)	(33.9)	(73.7)

Restructuring reserves as of June 30, 2010 (1)	$202.9	$—	$—	$202.9

(1)	The cash outlays associated with the first and second phases of the Merger Restructuring Program are expected to be substantially completed by the end of 2012. The cash outlays associated with the remaining restructuring reserve for the 2008 Restructuring Program are expected to be completed by the end of 2011.
Legacy Schering-Plough Program

Prior to the Merger, Schering-Plough commenced a Productivity Transformation Program which was designed to reduce and avoid costs and increase productivity. As of January 1, 2010, the Company had a reserve of $79.7 million related to this program. During the first six months of 2010, the Company recorded $9.1 million of accelerated depreciation costs included in Materials and production costs and a $7.8 million net gain in Restructuring costs, primarily related to the sale of a manufacturing facility. During the first six months of 2010, the Company made payments of $20.2 million under this plan, resulting in a remaining reserve of $59.5 million at June 30, 2010. Approximately 75 positions were eliminated in connection with this program during the first six months of 2010.
4.	Acquisitions, Research Collaborations and License Agreements
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

In May 2010, Merck announced that it had restructured its co-development and co-commercialization agreement with ARIAD Pharmaceuticals, Inc. (“ARIAD”) for ridaforolimus, an investigational orally available mTOR inhibitor currently being evaluated for the treatment of multiple cancer types, to an exclusive license agreement. Under the restructured agreement, Merck has acquired full control of the development and worldwide commercialization of ridaforolimus. ARIAD received a $50 million upfront fee, which the Company recorded as research and development expense in the second quarter of 2010, and is eligible to receive milestone payments associated with regulatory filings and approvals of ridaforolimus in multiple cancer indications and achievement of significant sales thresholds. In lieu of the profit split on U.S. sales provided for in the previous agreement, ARIAD will now receive royalties on global net sales of ridaforolimus, and all sales will be recorded by Merck. Merck will assume responsibility for all activities and has acquired decision rights on matters relating to the development, manufacturing and commercialization of ridaforolimus. The Investigational New Drug application has been transferred to Merck, and Merck will file the marketing application worldwide for any oncology indications and lead all interactions with regulatory agencies. The agreement is terminable by Merck upon nine months notice, or immediately upon a good faith determination of a serious safety issue. The agreement is terminable by either party as a result of insolvency by the other party or an uncured material breach by the other party or by ARIAD for a failure by Merck to perform certain product development responsibilities.

Notes to Consolidated Financial Statements (unaudited) (continued)
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

Remicade/Simponi

In 1998, a subsidiary of Schering-Plough entered into a licensing agreement with Centocor, Inc. (“Centocor”), now a Johnson & Johnson company, to market Remicade, which is prescribed for the treatment of inflammatory diseases. In 2005, Schering-Plough’s subsidiary exercised an option under its contract with Centocor for license rights to develop and commercialize Simponi (golimumab), a fully human monoclonal antibody. The Company has exclusive marketing rights to both products outside the United States, Japan and certain Asian markets. In December 2007, Schering-Plough and Centocor revised their distribution agreement regarding the development, commercialization and distribution of both Remicade and Simponi, extending the Company’s rights to exclusively market Remicade to match the duration of the Company’s exclusive marketing rights for Simponi. In addition, Schering-Plough and Centocor agreed to share certain development costs relating to Simponi’s auto-injector delivery system. On October 6, 2009, the European Commission approved Simponi as a treatment for rheumatoid arthritis and other immune system disorders in two presentations – a novel auto-injector and a prefilled syringe. As a result, the Company’s marketing rights for both products extend for 15 years from the first commercial sale of Simponi in the European Union (“EU”) following the receipt of pricing and reimbursement approval within the EU. After operating expenses and subject to certain adjustments, the Company was entitled to receive an approximate 60% share of profits on the Company’s distribution in the Company’s marketing territory through December 31, 2009. Beginning in 2010, the share of profits change over time to a 50% share of profits by 2014 for both products and the share of profits will remain fixed thereafter for the remainder of the term. The Company may independently develop and market Simponi for a Crohn’s disease indication in its territories, with an option for Centocor to participate. See Note 10 for a discussion of the arbitration involving the Remicade/Simponi product rights.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
Foreign Currency Risk Management

A significant portion of the Company’s revenues are denominated in foreign currencies. Merck relies on sustained cash flows generated from foreign sources to support its long-term commitment to U.S. dollar-based research and development. To the extent the dollar value of cash flows is diminished as a result of a strengthening dollar, the Company’s ability to fund research and other dollar-based strategic initiatives at a consistent level may be impaired. The Company has established revenue hedging and balance sheet risk management programs to protect against volatility of future foreign currency cash flows and changes in fair value caused by volatility in foreign exchange rates.

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

The primary objective of the balance sheet risk management program is to mitigate the exposure of foreign currency denominated net monetary assets from the effects of volatility in foreign exchange that might occur prior to their conversion to U.S. dollars. In these instances, Merck principally utilizes forward exchange contracts, which enable the Company to buy and sell foreign currencies in the future at fixed exchange rates and economically offset the consequences of changes in foreign exchange from the monetary assets. Merck routinely enters into contracts to offset the effects of exchange on exposures denominated in developed country currencies, primarily the euro and Japanese yen. For exposures in developing country currencies, the Company will enter into forward contracts to partially offset the effects of exchange on exposures when it is deemed economical to do so based on a cost-benefit analysis that considers the magnitude of the exposure, the volatility of the exchange rate and the cost of the hedging instrument. The Company will also minimize the effect of exchange on monetary assets and liabilities by managing operating activities and net asset positions at the local level.

Notes to Consolidated Financial Statements (unaudited) (continued)
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

When applicable, the Company uses forward contracts to hedge the changes in fair value of certain foreign currency denominated available-for-sale securities attributable to fluctuations in foreign currency exchange rates. These derivative contracts are designated and qualify as fair value hedges. Accordingly, changes in the fair value of the hedged securities due to fluctuations in spot rates are recorded in Other (income) expense, net, and are offset by the fair value changes in the forward contracts attributable to spot rate fluctuations. Changes in the contracts’ fair value due to spot-forward differences are excluded from the designated hedge relationship and recognized in Other (income) expense, net. These amounts, as well as hedge ineffectiveness, were not significant. The cash flows from these contracts are reported as operating activities in the Consolidated Statement of Cash Flows.

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

Interest Rate Risk Management

At June 30, 2010, the Company was a party to seven pay-floating, receive-fixed interest rate swap contracts designated as fair value hedges of fixed-rate notes in which the notional amounts match the amount of the hedged fixed-rate notes. There are two swaps maturing in 2011 with notional amounts of $125 million each that effectively convert the Company’s $250 million, 5.125% fixed-rate notes due 2011 to floating rate instruments and five swaps maturing in 2015 with notional amounts of $150 million each that effectively convert $750 million of the Company’s $1.0 billion, 4.0% fixed-rate notes due 2015 to floating rate instruments. The interest rate swap contracts are designated hedges of the fair value changes in the notes attributable to changes in the benchmark London Interbank Offered Rate (“LIBOR”) swap rate. The fair value changes in the notes attributable to changes in the benchmark interest rate are recorded in interest expense and offset by the fair value changes in the swap contracts. The cash flows from these contracts are reported as operating activities in the Consolidated Statement of Cash Flows.

Presented in the table below is the fair value of derivatives segregated between those derivatives that are designated as hedging instruments and those that are not designated as hedging instruments:

		June 30, 2010			December 31, 2009
		Fair Value of Derivative		U.S. Dollar	Fair Value of Derivative		U.S. Dollar
($ in millions)	Balance Sheet Caption	Asset	Liability	Notional	Asset	Liability	Notional

Derivatives Designated as Hedging Instruments

Foreign exchange contracts (current)	Deferred income taxes and other current assets	$245.8	$—	$2,133.7	$139.3	$—	$3,050.5
Foreign exchange contracts (non-current)	Other assets	304.0	—	2,534.0	152.6	—	2,118.1
Foreign exchange contracts (current)	Accrued and other current liabilities	—	—	—	—	34.0	658.6
Interest rate swaps (non-current)	Other assets	61.3	—	1,000.0	26.7	—	1,000.0

		$611.1	$—	$5,667.7	$318.6	$34.0	$6,827.2

Derivatives Not Designated as Hedging Instruments

Foreign exchange contracts (current)	Deferred income taxes and other current assets	$192.0	$—	$3,066.3	$60.3	$—	$2,841.7
Foreign exchange contracts (current)	Accrued and other current liabilities	—	71.8	2,424.7	—	38.6	2,104.3

		$192.0	$71.8	$5,491.0	$60.3	$38.6	$4,946.0

		$803.1	$71.8	$11,158.7	$378.9	$72.6	$11,773.2

Notes to Consolidated Financial Statements (unaudited) (continued)
The table below provides information on the location and pretax gain or loss amounts for derivatives that are: (i) designated in a fair value hedging relationship, (ii) designated in a cash flow hedging relationship, and (iii) not designated in a hedging relationship:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2010	2009	2010	2009

Derivatives designated in fair value hedging relationships
Interest rate swap contracts
Amount of gain (loss) recognized in Other (income) expense, net on derivatives	$13.4	$(1.7)	$34.6	$1.0
Amount of (loss) gain recognized in Other (income) expense, net on hedged item	(13.4)	1.7	(34.6)	(1.0)
Foreign exchange contracts
Amount of gain (loss) recognized in Other (income) expense, net on derivatives	—	(46.5)	—	9.1
Amount of (loss) gain recognized in Other (income) expense, net on hedged item	—	46.0	—	(12.7)

Derivatives designated in cash flow hedging relationships
Foreign exchange contracts
Amount of pretax (gain) loss reclassified from AOCI to Sales	(5.1)	(8.7)	13.5	(7.8)
Amount of pretax (gain) loss recognized in OCI on derivatives	(189.5)	233.0	(283.8)	161.8

Derivatives not designated in a hedging relationship
Foreign exchange contracts
Amount of gain (loss) recognized in Other (income) expense, net on derivatives (1)	116.5	(87.2)	185.2	78.5
Amount of gain (loss) recognized in Sales on hedged item	46.1	—	112.9	—

(1)	These derivative contracts mitigate changes in the value of remeasured foreign currency denominated monetary assets and liabilities attributable to changes in foreign currency exchange rates.
At June 30, 2010, the Company estimates $114.5 million of pretax net unrealized gain on derivatives maturing within the next 12 months that hedge foreign currency denominated sales over that same period will be reclassified from AOCI to Sales. The amount ultimately reclassified to Sales may differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity.

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

Level 3 - Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company’s Level 3 assets mainly include certain mortgage-backed and asset-backed securities with limited market activity. At June 30, 2010, $17.1 million, or approximately 0.5%, of the Company’s investment securities were categorized as Level 3 assets (all of which were pledged under certain collateral arrangements (see Note 15)).

If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Notes to Consolidated Financial Statements (unaudited) (continued)
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using				Fair Value Measurements Using
	Quoted Prices	Significant			Quoted Prices	Significant
	In Active	Other	Significant		In Active	Other	Significant
	Markets for	Observable	Unobservable		Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs		Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
($ in millions)	June 30, 2010				December 31, 2009

Assets

Investments
Commercial paper	$—	$1,036.5	$—	$1,036.5	$—	$—	$—	$—
U.S. government and agency securities	—	653.0	—	653.0	—	215.6	—	215.6
Mortgage-backed securities	—	111.4	—	111.4	—	—	—	—
Corporate notes and bonds	—	956.7	—	956.7	—	205.2	—	205.2
Municipal securities	—	326.6	—	326.6	—	186.7	—	186.7
Asset-backed securities (1)	—	170.9	—	170.9	—	36.0	—	36.0
Equity securities	35.3	19.7	—	55.0	39.4	39.1	—	78.5
Other debt securities	—	12.5	—	12.5	—	3.4	—	3.4

	35.3	3,287.3	—	3,322.6	39.4	686.0	—	725.4

Other assets
Securities held for employee compensation	236.7	14.2	—	250.9	107.7	14.2	—	121.9
Other assets	—	15.7	17.1	32.8	—	55.1	71.5	126.6

	236.7	29.9	17.1	283.7	107.7	69.3	71.5	248.5

Derivative assets (2)
Purchased currency options	—	660.4	—	660.4	—	291.9	—	291.9
Forward exchange contracts	—	81.4	—	81.4	—	60.3	—	60.3
Interest rate swaps	—	61.3	—	61.3	—	26.7	—	26.7

	—	803.1	—	803.1	—	378.9	—	378.9

Total assets	$272.0	$4,120.3	$17.1	$4,409.4	$147.1	$1,134.2	$71.5	$1,352.8

Liabilities

Derivative liabilities (2)
Written currency options	$—	$—	$—	$—	$—	$0.3	$—	$0.3
Forward exchange contracts	—	71.8	—	71.8	—	72.3	—	72.3

Total liabilities	$—	$71.8	$—	$71.8	$—	$72.6	$—	$72.6

(1)	Substantially all of the asset-backed securities are highly-rated (Standard & Poor’s rating of AAA and Moody’s Investors Service rating of Aaa), secured primarily by credit card, auto loan, and home equity receivables, with weighted-average lives of primarily 5 years or less.

(2)	The fair value determination of derivatives includes an assessment of the credit risk of counterparties to the derivatives and the Company’s own credit risk, the effects of which were not significant.

(3)	There were no significant transfers between Level 1 and Level 2 during the second quarter or first six months of 2010.
As of June 30, 2010, Cash and cash equivalents of $8.7 billion included $7.9 billion of cash equivalents.

Level 3 Valuation Techniques:

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial assets also include certain investment securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. The Company’s Level 3 investment securities at June 30, 2010, primarily include certain mortgage-backed and asset-backed securities. These securities were valued primarily using pricing models for which management understands the methodologies. These models incorporate transaction details such as contractual terms, maturity, timing and amount of future cash inflows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants at June 30, 2010.

Notes to Consolidated Financial Statements (unaudited) (continued)
The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
	Available-			Available-
	for-sale	Other		for-sale	Other
($ in millions)	investments	assets	Total	investments	assets	Total

Beginning balance April 1	$—	$20.0	$20.0	$26.8	$48.2	$75.0
Net transfers in to (out of) Level 3	—	—	—	—	—	—
Purchases, sales, settlements, net	—	(8.4)	(8.4)	(26.9)	(6.2)	(33.1)
Total realized and unrealized gains (losses)
Included in:
Earnings (1)	—	5.9	5.9	0.5	0.4	0.9
Comprehensive income	—	(0.4)	(0.4)	(0.4)	(0.3)	(0.7)

Ending balance at June 30	$—	$17.1	$17.1	$—	$42.1	$42.1

Losses recorded in earnings for Level 3 assets still held at June 30	$—	$—	$—	$—	$(0.5)	$(0.5)

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
	Available-			Available-
	for-sale	Other		for-sale	Other
($ in millions)	investments	assets	Total	investments	assets	Total

Beginning balance January 1	$—	$71.5	$71.5	$—	$96.6	$96.6
Net transfers in to (out of) Level 3 (2)	—	(0.4)	(0.4)	26.6	(23.8)	2.8
Purchases, sales, settlements, net	—	(62.6)	(62.6)	(26.9)	(32.5)	(59.4)
Total realized and unrealized gains (losses)
Included in:
Earnings (1)	—	18.5	18.5	0.5	(1.3)	(0.8)
Comprehensive income	—	(9.9)	(9.9)	(0.2)	3.1	2.9

Ending balance at June 30	$—	$17.1	$17.1	$—	$42.1	$42.1

Losses recorded in earnings for Level 3 assets still held at June 30	$—	$—	$—	$—	$(0.5)	$(0.5)

(1)	Amounts are recorded in Other (income) expense, net.

(2)	During the first six months of 2009, investments in the aggregate amount of $26.6 million, which were no longer pledged as collateral, were reclassified from other assets to available-for-sale investments. Transfers in and out of Level 3 are deemed to occur at the beginning of the quarter in which the transaction takes place.
Financial Instruments not Measured at Fair Value

Some of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature, such as cash and cash equivalents, receivables and payables.

The estimated fair value of loans payable and long-term debt (including current portion) at June 30, 2010 was $19.0 billion compared with a carrying value of $18.0 billion and at December 31, 2009 was $17.7 billion compared with a carrying value of $17.5 billion. Fair value was estimated using quoted dealer prices.

Notes to Consolidated Financial Statements (unaudited) (continued)
A summary of the gross unrealized gains and losses on the Company’s available-for-sale investments, including those pledged as collateral, recorded in AOCI is as follows:

	June 30, 2010				December 31, 2009
	Fair	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized
($ in millions)	Value	Cost	Gains (1)	Losses (1)	Value	Cost	Gains (1)	Losses (1)

Commercial paper	$1,036.5	$1,036.5	$—	$—	$—	$—	$—	$—
U.S. government and agency securities	653.0	647.6	5.4	—	215.6	215.7	1.1	(1.2)
Corporate notes and bonds	960.4	953.1	8.6	(1.3)	209.2	207.1	3.3	(1.2)
Municipal securities	326.6	321.0	5.6	—	186.7	184.8	2.9	(1.0)
Mortgage-backed securities	139.0	135.2	4.3	(0.5)	79.4	65.9	13.8	(0.3)
Asset-backed securities	172.2	171.2	1.1	(0.1)	79.3	69.2	10.1	—
Foreign government bonds	10.0	9.9	0.1	—	0.4	0.4	—	—
Other debt securities	6.6	5.1	1.5	—	21.7	19.3	9.4	(7.0)
Equity securities	302.0	278.4	27.1	(3.5)	181.6	161.4	28.4	(8.2)

	$3,606.3	$3,558.0	$53.7	$(5.4)	$973.9	$923.8	$69.0	$(18.9)

(1)	At June 30, 2010, gross unrealized gains and gross unrealized losses related to amounts pledged as collateral (see Note 15) were $5.6 million and $(0.3) million, respectively. At December 31, 2009, gross unrealized gains and gross unrealized losses related to amounts pledged as collateral were $25.6 million and $(0.3) million, respectively.
Available-for-sale debt securities included in Short-term investments totaled $1.3 billion at June 30, 2010. Of the remaining debt securities, $1.6 billion mature within five years. At June 30, 2010, there were no debt securities pledged as collateral included in current assets nor any debt securities pledged as collateral that mature within five years.

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

The majority of the Company’s accounts receivable arise from product sales in the United States and Europe and are primarily due from drug wholesalers and retailers, hospitals, government agencies, managed health care providers and pharmacy benefit managers. The Company monitors the financial performance and credit worthiness of its customers so that it can properly assess and respond to changes in their credit profile. The Company also continues to monitor economic conditions, including the volatility associated with international sovereign economies, and associated impacts on the financial markets and its business, taking into consideration the global economic downturn and European sovereign debt crisis. The Company believes the credit and economic conditions within Greece, Spain, Italy and Portugal, among other members of the European Union, have deteriorated through the first half of 2010. These conditions, as well as inherent variability of timing of cash receipts, have resulted in, and may continue to result in, an increase in the average length of time that it takes to collect on the accounts receivable outstanding in these countries. As of June 30, 2010, the Company’s accounts receivable in Greece, Italy, Spain and Portugal totaled approximately $1.3 billion of which hospital and public sector receivables in Greece were approximately 15%. The Company anticipates receiving full payment on the $1.3 billion of receivables in accordance with historical practices in these locations.

Derivative financial instruments are executed under International Swaps and Derivatives Association master agreements. The master agreements with several of the Company’s financial institution counterparties also include credit support annexes. These annexes contain provisions that require collateral to be exchanged depending on the value of the derivative assets and liabilities, the Company’s credit rating, and the credit rating of the counterparty. As of June 30, 2010, the Company had received cash collateral of $345.1 million from various counterparties which is recorded in Accrued and other current liabilities. The Company had not advanced any cash collateral to counterparties as of June 30, 2010.

Notes to Consolidated Financial Statements (unaudited) (continued)
7.	Inventories

Inventories consisted of:

	June 30,	December 31,
($ in millions)	2010	2009

Finished goods	$1,879.4	$2,475.5
Raw materials and work in process	5,310.4	6,583.1
Supplies	308.4	322.8

Total (approximates current cost)	7,498.2	9,381.4
Reduction to LIFO cost for domestic inventories	(159.1)	(166.7)

	$7,339.1	$9,214.7

Recognized as:
Inventories	$6,244.2	$8,057.5
Other assets	1,094.9	1,157.2

As of June 30, 2010, $490.6 million of purchase accounting adjustments to inventories remained which will be recognized as a component of Materials and production costs as the related inventories are sold. Amounts recognized as Other assets are comprised almost entirely of raw materials and work in process inventories.
8.	Joint Ventures and Other Equity Method Affiliates
Equity income from affiliates reflects the performance of the Company’s joint ventures and other equity method affiliates and was comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2010	2009	2010	2009

AstraZeneca LP	$40.1	$122.9	$165.1	$291.2
Merck/Schering-Plough (1)	—	362.3	—	653.2
Other (2)	2.8	101.9	15.3	228.6

	$42.9	$587.1	$180.4	$1,173.0

(1)	Upon completion of the Merger, the MSP Partnership became wholly-owned by the Company (see below).

(2)	Primarily reflects results from Merial Limited (which was disposed of on September 17, 2009), Sanofi Pasteur MSD and Johnson & Johnson°Merck Consumer Pharmaceuticals Company.
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

In connection with the 1998 restructuring, Astra purchased an option (the “Asset Option”) for a payment of $443.0 million, which was recorded as deferred income, to buy Old Merck’s interest in the KBI products, excluding the gastrointestinal medicines Nexium and Prilosec (the “Non-PPI Products”). On February 26, 2010, AstraZeneca notified the Company that it was exercising the Asset Option. Upon consummation of the exercise on April 30, 2010, Merck received $647 million from AstraZeneca, representing the net present value as of March 31, 2008 of projected future pretax revenue to be received by Old Merck from the Non-PPI Products, which was recorded as a reduction to the Company’s investment in AZLP. The Company recognized the $443.0 million of deferred income in the second quarter of 2010 as a component of Other (income) expense, net. In addition, in 1998, Old Merck granted Astra an option (the “Shares Option”) to buy Old Merck’s common stock interest in KBI and, therefore, Old Merck’s interest in Nexium and Prilosec, exercisable two years after Astra’s exercise of the Asset Option. Astra can also exercise the Shares Option in 2017 or if combined annual sales of both products fall below a minimum amount since AstraZeneca’s Asset Option was exercised. The exercise price for the Shares Option is based on the net present value of estimated future net sales of Nexium and Prilosec as determined at the time of exercise, subject to certain true-up mechanisms.

Notes to Consolidated Financial Statements (unaudited) (continued)
Summarized financial information for AZLP is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2010	2009	2010	2009

Sales	$1,297.1	$1,493.2	$2,590.5	$2,808.9

Materials and production costs	626.3	666.1	1,259.0	1,350.7
Other expense, net	312.4	292.7	455.1	618.3

Income before taxes (1)	$358.4	$534.4	$876.4	$839.9

(1)	Merck’s partnership returns from AZLP are generally contractually determined and are not based on a percentage of income from AZLP, other than with respect to the 1% limited partnership interest discussed above.
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

Summarized financial information for the MSP Partnership for periods presented prior to the Merger is as follows:

	Three Months	Six Months
($ in millions)	Ended June 30, 2009

Sales	$1,033.4	$1,978.7

Zetia	513.5	992.8
Vytorin	519.9	985.9

Materials and production costs	43.1	85.1
Other expense, net	282.3	524.5

Income before taxes	$708.0	$1,369.1

Merck’s share of income before taxes (1)	$368.6	$662.4

(1)	Old Merck’s share of the MSP Partnership’s income before taxes differed from the equity income recognized from the MSP Partnership primarily due to the timing of recognition of certain transactions between Old Merck and the MSP Partnership during the periods presented, including milestone payments.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
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

In June 2010, the Company closed on a new $2.0 billion, 364-day credit facility and terminated both Old Merck’s $1.0 billion incremental facility due to expire in November 2010 and its $1.5 billion revolving credit facility scheduled to mature in April 2013. The Company’s $2.0 billion credit facility maturing in August 2012 remains outstanding. Both outstanding facilities provide backup liquidity for the Company’s commercial paper borrowing facility and are to be used for general corporate purposes. The Company has not drawn funding from either facility.
10.	Contingencies
The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including product liability, intellectual property, and commercial litigation, as well as additional matters such as antitrust actions.

Vioxx Litigation

Product Liability Lawsuits

As previously disclosed, individual and putative class actions have been filed against Old Merck in state and federal courts alleging personal injury and/or economic loss with respect to the purchase or use of Vioxx. All such actions filed in federal court are coordinated in a multidistrict litigation in the U.S. District Court for the Eastern District of Louisiana (the “MDL”) before District Judge Eldon E. Fallon. A number of such actions filed in state court are coordinated in separate coordinated proceedings in state courts in New Jersey, California and Texas, and the counties of Philadelphia, Pennsylvania and Washoe and Clark Counties, Nevada. As of June 30, 2010, the Company had been served or was aware that it had been named as a defendant in approximately 5,500 pending lawsuits, which include approximately 9,100 plaintiff groups, alleging personal injuries resulting from the use of Vioxx, and in approximately 30 putative class actions alleging economic loss. (All of the actions discussed in this paragraph and in “Other Lawsuits” below are collectively referred to as the “Vioxx Product Liability Lawsuits.”) Of these lawsuits, approximately 4,250 lawsuits representing approximately 6,550 plaintiff groups are or are slated to be in the federal MDL and approximately 5 lawsuits representing approximately 5 plaintiff groups are included in a coordinated proceeding in New Jersey Superior Court before Judge Carol E. Higbee.

Of the plaintiff groups described above, the vast majority were in the Vioxx Settlement Program, described below. As of June 30, 2010, approximately 40 plaintiff groups who were otherwise eligible for the Settlement Program did not participate and their claims remain pending against Old Merck. In addition, the claims of approximately 130 plaintiff groups who are not eligible for the Settlement Program remain pending against Old Merck. A number of these 130 plaintiff groups are subject to various motions to dismiss for failure to comply with court-ordered deadlines. Since June 30, 2010, certain of these plaintiff groups have since been dismissed. In addition, the claims of over 42,500 plaintiffs had been dismissed as of June 30, 2010, the vast majority of which were dismissed as a result of the settlement process discussed below.

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

As of June 30, 2010, the processing of all MI and IS claims in the Settlement Program is complete and final payments have been made to more than 99% of all claimants. The majority of claimants not yet paid are finalizing documents. There has been one U.S. Vioxx Product Liability Lawsuit trial held in 2010. That trial in the Louisiana Attorney General matter is discussed below. There is one U.S. Vioxx Product Liability Lawsuit currently scheduled for trial in October 2010. Old Merck has previously disclosed the outcomes of several Vioxx Product Liability Lawsuits that were tried prior to 2010.

Of the cases that went to trial, there are two unresolved post-trial appeals: Ernst v. Merck and Garza v. Merck. Merck previously disclosed the details associated with these cases and the grounds for Merck’s appeals.

Notes to Consolidated Financial Statements (unaudited) (continued)
Other Lawsuits

Approximately 190 claims by individual private third-party payors (“TPPs”) were filed in the New Jersey court and in federal court in the MDL. On September 15, 2009, Old Merck announced it had finalized a settlement agreement, which it had previously disclosed, to resolve all pending lawsuits in which U.S.-based private TPPs sought reimbursement for covering Vioxx purchased by their plan members. Certain other claimants participated in the resolution as well. The agreement provided that Old Merck did not admit wrongdoing or fault. Under the settlement agreement, Old Merck paid a fixed total of $80 million. Pursuant to the settlement agreement, stipulated dismissals of the settled TTP actions were filed in New Jersey and the MDL in December 2009. Old Merck recorded a charge of $80 million in the second quarter of 2009 related to the settlement and paid the $80 million in the fourth quarter of 2009. Since the settlement, one additional TPP case has been filed, which is pending in the MDL proceeding.

Separately, there are also still pending in various U.S. courts putative class actions purportedly brought on behalf of individual purchasers or users of Vioxx and seeking reimbursement of alleged economic loss. In the MDL proceeding, approximately 30 such class actions remain. Old Merck moved to dismiss a master complaint that includes such cases on June 30, 2010.

On March 17, 2009, the New Jersey Superior Court denied plaintiffs’ motion for class certification in Martin-Kleinman v. Merck, a putative consumer class action. Plaintiffs moved for leave to appeal the decision to the New Jersey Supreme Court on November 6, 2009. On January 12, 2010, the New Jersey Supreme Court denied plaintiff’s request for appellate review of the denial of class certification. Both Martin and Kleinman have been dismissed pursuant to stipulations signed by the parties.

On June 12, 2008, a Missouri state court certified a class of Missouri plaintiffs seeking reimbursement for out-of-pocket costs relating to Vioxx. The plaintiffs do not allege any personal injuries from taking Vioxx. The Missouri Court of Appeals affirmed the trial court’s certification of a class on May 12, 2009, and the Missouri Supreme Court denied Old Merck’s application for review of that decision on September 1, 2009. Trial has been set for April 11, 2011. In addition, in Indiana, plaintiffs have filed a motion to certify a class of Indiana Vioxx purchasers in a case pending before the Circuit Court of Marion County, Indiana; discovery in that case is ongoing. On April 1, 2010, a Kentucky state court denied Old Merck’s motion for summary judgment and certified a class of Kentucky plaintiffs seeking reimbursement for out-of-pocket costs relating to Vioxx. In response, Old Merck filed a petition for writ of mandamus seeking interlocutory appellate review of the court’s rulings, which petition was denied. Old Merck intends to appeal that denial.

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

Old Merck has also been named as a defendant in several lawsuits brought by, or on behalf of, government entities. Twelve of these suits are brought by state Attorneys General, one on behalf of a county, and one was brought by a private citizen (as a qui tam suit). All of these actions, except for a suit brought by the Attorney General of Michigan, are in the MDL proceeding. The Michigan Attorney General case has been remanded to state court. These actions allege that Old Merck misrepresented the safety of Vioxx. All but one of these suits seeks recovery for expenditures on Vioxx by government-funded healthcare programs such as Medicaid, along with other relief such as penalties and attorneys’ fees. On July 26, 2010, Judge Fallon dismissed with prejudice a taxpayer derivative action containing similar allegations that was brought against the Company by a private citizen in Colorado. The action brought by the Attorney General of Kentucky seeks only penalties for alleged consumer fraud violations. The lawsuit brought by the county is a class action filed by Santa Clara County, California on behalf of all similarly situated California counties.

Old Merck’s motion for summary judgment was granted in November 2009 in a case brought by the Attorney General of Texas that was scheduled to go to trial in early 2010. The Texas Attorney General did not appeal. In the Michigan Attorney General case, Old Merck is currently seeking appellate review of the trial court’s order denying Old Merck’s motion to dismiss. The trial court has entered a stay of proceedings (including discovery) pending the result of that appeal. Finally, the Attorney General actions in the MDL described in the previous paragraph are in the discovery phase. On March 31, 2010, Judge Fallon partially granted and partially denied Old Merck’s motion for summary judgment in the Louisiana Attorney General case. A trial on the remaining claims before Judge Fallon began on April 12, 2010 and was completed on April 21, 2010. Judge Fallon found in favor of Old Merck on June 29, 2010, dismissing the Attorney General’s remaining claims with prejudice.

Shareholder Lawsuits

As previously disclosed, in addition to the Vioxx Product Liability Lawsuits, Old Merck and various current and former officers and directors are defendants in various putative class actions and individual lawsuits under the federal securities laws and state securities laws (the “Vioxx Securities Lawsuits”). All of the Vioxx Securities Lawsuits pending in federal court have been transferred by the Judicial Panel on Multidistrict Litigation (the “JPML”) to the U.S. District Court for the District of New Jersey before District Judge Stanley R. Chesler for inclusion in a nationwide MDL (the “Shareholder MDL”). Judge Chesler has consolidated the Vioxx Securities Lawsuits for all purposes. The putative class action, which requests damages on behalf of purchasers of Old Merck stock between May 21, 1999 and October 29, 2004, alleges that the defendants made false and misleading statements regarding Vioxx in

Notes to Consolidated Financial Statements (unaudited) (continued)
violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified compensatory damages and the costs of suit, including attorneys’ fees. The complaint also asserts claims under Section 20A of the Securities and Exchange Act against certain defendants relating to their sales of Old Merck stock and under Sections 11, 12 and 15 of the Securities Act of 1933 against certain defendants based on statements in a registration statement and certain prospectuses filed in connection with the Old Merck Stock Investment Plan, a dividend reinvestment plan. On April 12, 2007, Judge Chesler granted defendants’ motion to dismiss the complaint with prejudice. Plaintiffs appealed Judge Chesler’s decision to the U.S. Court of Appeals for the Third Circuit. On September 9, 2008, the Third Circuit issued an opinion reversing Judge Chesler’s order and remanding the case to the District Court. Old Merck filed a petition for a writ of certiorari with the United States Supreme Court on January 15, 2009, which the Supreme Court granted on May 26, 2009. While the petition for certiorari was pending, plaintiffs filed their Consolidated and Fifth Amended Class Action Complaint in the District Court. Old Merck filed a motion to dismiss that complaint on May 1, 2009, following which the District Court proceedings were stayed pending the outcome of the Supreme Court appeal. On September 16, 2009, Old Merck withdrew its motion to dismiss in the District Court without prejudice to its right to re-file such a motion pending the outcome of the Supreme Court appeal. On April 27, 2010, the Supreme Court affirmed the Third Circuit’s order reversing the District Court’s dismissal of the then-operative complaint. The case was returned to the District Court for further proceedings and Old Merck again moved to dismiss the Fifth Amended Class Action Complaint on June 18, 2010. The motion is scheduled to be fully briefed by September 17, 2010.

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

In addition, as previously disclosed, various putative class actions filed in federal court under the Employee Retirement Income Security Act (“ERISA”) against Old Merck and certain current and former officers and directors (the “Vioxx ERISA Lawsuits” and, together with the Vioxx Securities Lawsuits and the Vioxx Derivative Lawsuits described below, the “Vioxx Shareholder Lawsuits”) have been transferred to the Shareholder MDL and consolidated for all purposes. The consolidated complaint asserts claims for breach of fiduciary duty on behalf of certain of Old Merck’s current and former employees who are participants in certain of Old Merck’s retirement plans. The complaint makes similar allegations with respect to Vioxx to the allegations contained in the Vioxx Securities Lawsuits. On July 11, 2006, Judge Chesler granted in part and denied in part defendants’ motion to dismiss the ERISA complaint. On October 19, 2007, plaintiffs moved for certification of a class of individuals who were participants in and beneficiaries of Old Merck’s retirement savings plans at any time between October 1, 1998 and September 30, 2004 and whose plan accounts included investments in the Old Merck Common Stock Fund and/or Old Merck common stock. On February 9, 2009, the court denied the motion for certification of a class as to one count and granted the motion as to the remaining counts. The court also excluded from the class definition those individuals who (i) were not injured in connection with their investments in Old Merck stock and (ii) executed post-separation settlement agreements that released their claims under ERISA. On March 23, 2009, Judge Chesler denied defendants’ motion for judgment on the pleadings. On May 11, 2009, Judge Chesler entered an order denying plaintiffs’ motion for partial summary judgment against certain individual defendants, which had been filed on December 24, 2008. Discovery in the Vioxx ERISA Lawsuits is ongoing. Fact discovery is scheduled to close on September 30, 2010.

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

Notes to Consolidated Financial Statements (unaudited) (continued)
conduct by Merck or by any of the defendants named in the actions. The settlement also resolves the federal consolidated shareholder derivative action described below.

As previously disclosed, various shareholder derivative actions filed in federal court were transferred to the Shareholder MDL and consolidated for all purposes by Judge Chesler (the “Vioxx Derivative Lawsuits”). On May 5, 2006, Judge Chesler granted defendants’ motion to dismiss on the grounds that plaintiffs had failed to demonstrate that demand should be excused and denied plaintiffs’ request for leave to amend their complaint. Plaintiffs appealed, arguing that Judge Chesler erred in denying plaintiffs’ leave to amend their complaint with documents acquired by stipulation of the parties. On July 18, 2007, the United States Court of Appeals for the Third Circuit reversed the District Court’s decision on the grounds that Judge Chesler should have allowed plaintiffs to seek leave to amend their complaint using the documents acquired by stipulation, and remanded the case for the District Court’s consideration of whether, even with the additional materials, plaintiffs’ proposed amendment would be futile. Plaintiffs filed their brief in support of their request for leave to amend their complaint, along with their proposed amended complaint, on November 9, 2007. The court denied the motion on June 17, 2008, and again dismissed the case. One of the plaintiffs appealed Judge Chesler’s decision to the United States Court of Appeals for the Third Circuit. Oral argument on the appeal was held on July 15, 2009. On November 10, 2009, before any decision was issued, the appeal was stayed pending the settlement reached in the derivative action pending in the New Jersey Superior Court. As discussed above, the settlement was approved on April 15, 2010, and resolves all shareholder derivative litigation relating to Vioxx. On June 2, 2010, pursuant to the terms of the settlement, the parties to the appeal filed a stipulation and proposed order for voluntary dismissal with prejudice of the Third Circuit appeal. On June 10, 2010, the Third Circuit dismissed the appeal.

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

A trial in a representative action in Australia concluded on June 25, 2009, in the Federal Court of Australia. The named plaintiff, who alleged he suffered an MI after ingesting Vioxx, seeks to represent others in Australia who ingested Vioxx and suffered an MI, thrombotic stroke, unstable angina, transient ischemic attack or peripheral vascular disease. On March 30, 2009, the trial judge entered an order directing that, in advance of all other issues in the proceeding, the issues to be determined during the trial were those issues of fact and law in the named plaintiff’s individual case, and those issues of fact and law that the trial judge finds, after hearing the evidence, are common to the claims of the group members that the named plaintiff has alleged that he represents. On March 5, 2010, the trial judge delivered his judgment and entered orders on June 18 and July 2, 2010. The court dismissed all claims against Old Merck, specifically finding that Old Merck had done everything that might reasonably be expected of it in the discharge of its duty of care. With regard to Old Merck’s Australian subsidiary, Merck Sharp & Dohme (Australia) Pty Ltd, the court dismissed certain claims but awarded the named plaintiff, whom the court found suffered an MI after ingesting Vioxx for approximately 33 months, AU $330,465 based on statutory claims that Vioxx was not fit for purpose or of merchantable quality, even though the court rejected the applicant’s claim that Old Merck and its Australian subsidiary knew or ought to have known prior to the voluntary withdrawal of Vioxx in September 2004 that Vioxx materially increased the risk of MI. In its June 18, 2010 orders, the court also determined which of its findings of fact and law are common to the claims of other group members. Old Merck’s subsidiary has appealed the adverse findings.

Insurance

As previously disclosed, the Company has Directors and Officers insurance coverage applicable to the Vioxx Securities Lawsuits and Vioxx Derivative Lawsuits with stated upper limits of approximately $190 million. The Company has Fiduciary and other

Notes to Consolidated Financial Statements (unaudited) (continued)
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

There has been one U.S. Vioxx Product Liability Lawsuit tried in 2010. There is one U.S. Vioxx Product Liability Lawsuit currently scheduled for trial in October 2010. The Company cannot predict the timing of any other trials related to the Vioxx Litigation. The Company believes that it has meritorious defenses to the Vioxx Product Liability Lawsuits, Vioxx Shareholder Lawsuits and Vioxx Foreign Lawsuits (collectively the “Vioxx Lawsuits”) and will vigorously defend against them. In view of the inherent difficulty of predicting the outcome of litigation, particularly where there are many claimants and the claimants seek indeterminate damages, the Company is unable to predict the outcome of these matters, and at this time cannot reasonably estimate the possible loss or range of loss with respect to the Vioxx Lawsuits not included in the Settlement Program. The Company has not established any reserves for any potential liability relating to the Vioxx Lawsuits or the Vioxx Investigations. Unfavorable outcomes in the Vioxx Litigation could have a material adverse effect on the Company’s financial position, liquidity and results of operations.

Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. As of December 31, 2009, Old Merck had an aggregate reserve of approximately $110 million (the “Vioxx Reserve”) for the Settlement Program and future legal defense costs related to the Vioxx Litigation.

During the first six months of 2010, Merck spent approximately $78 million in the aggregate in legal defense costs worldwide, including $35 million in the second quarter of 2010, related to (i) the Vioxx Product Liability Lawsuits, (ii) the Vioxx Shareholder Lawsuits, (iii) the Vioxx Foreign Lawsuits, and (iv) the Vioxx Investigations (collectively, the “Vioxx Litigation”). In addition, Merck recorded a $30 million charge in each of the first and second quarters of 2010 solely for its future legal defense costs for the Vioxx Litigation. Consequently, as of June 30, 2010, the aggregate amount of the Vioxx Reserve was approximately $92 million, which is solely for future legal defense costs for the Vioxx Litigation. Some of the significant factors considered in the review of the Vioxx Reserve were as follows: the actual costs incurred by the Company; the development of the Company’s legal defense strategy and structure in light of the scope of the Vioxx Litigation, including the Settlement Agreement and the expectation that certain lawsuits will continue to be pending; the number of cases being brought against the Company; the costs and outcomes of completed trials and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the Vioxx Litigation. The amount of the Vioxx Reserve as of June 30, 2010 represents the Company’s best estimate of the minimum amount of defense costs to be incurred in connection with the remaining aspects of the Vioxx Litigation; however, events such as additional trials in the Vioxx Litigation and other events that could arise in the course of the Vioxx Litigation could affect the ultimate amount of defense costs to be incurred by the Company.

The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase the Vioxx Reserve at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.

Notes to Consolidated Financial Statements (unaudited) (continued)
Other Product Liability Litigation

Fosamax

As previously disclosed, Old Merck is a defendant in product liability lawsuits in the United States involving Fosamax (the “Fosamax Litigation”). As of June 30, 2010, approximately 1,092 cases, which include approximately 1,470 plaintiff groups, had been filed and were pending against Old Merck in either federal or state court, including one case which seeks class action certification, as well as damages and/or medical monitoring. In these actions, plaintiffs allege, among other things, that they have suffered osteonecrosis of the jaw, generally subsequent to invasive dental procedures, such as tooth extraction or dental implants and/or delayed healing, in association with the use of Fosamax. In addition, plaintiffs in approximately ten percent of these actions allege that they sustained stress and/or low energy femoral fractures in association with the use of Fosamax. On August 16, 2006, the JPML ordered that certain Fosamax product liability cases pending in federal courts nationwide should be transferred and consolidated into one multidistrict litigation (the “Fosamax MDL”) for coordinated pre-trial proceedings. The Fosamax MDL has been transferred to Judge John Keenan in the U.S. District Court for the Southern District of New York. As a result of the JPML order, approximately 815 of the cases are before Judge Keenan. Judge Keenan issued a Case Management Order (and various amendments thereto) setting forth a schedule governing the proceedings which focused primarily upon resolving the class action certification motions in 2007 and completing fact discovery in an initial group of 25 cases by October 1, 2008. Briefing and argument on plaintiffs’ motions for certification of medical monitoring classes were completed in 2007 and Judge Keenan issued an order denying the motions on January 3, 2008. On January 28, 2008, Judge Keenan issued a further order dismissing with prejudice all class claims asserted in the first four class action lawsuits filed against Old Merck that sought personal injury damages and/or medical monitoring relief on a class wide basis. Daubert motions were filed in May 2009 and Judge Keenan conducted a Daubert hearing in July 2009. On July 27, 2009, Judge Keenan issued his ruling on the parties’ respective Daubert motions. The ruling denied the Plaintiff Steering Committee’s motion and granted in part and denied in part Old Merck’s motion. The first MDL trial — Boles v. Merck — began on August 11, 2009, and ended on September 2, 2009. On September 11, 2009, the MDL court declared a mistrial in Boles because the eight person jury could not reach a unanimous verdict. The second MDL case set for trial — Flemings v. Merck — was scheduled to start on January 12, 2010, but Judge Keenan granted Old Merck’s motion for summary judgment and dismissed the case on November 23, 2009. In the next MDL case set for trial — Maley v. Merck — the trial commenced on April 12, 2010 and went to the jury on May 5, 2010. On the same day, the jury returned a unanimous verdict in Merck’s favor. On February 1, 2010, Judge Keenan selected a new bellwether case — Judith Graves v. Merck — to replace the Flemings bellwether case, which the MDL court dismissed when it granted summary judgment in favor of Old Merck. The MDL court has set the Graves trial to begin on November 1, 2010. The Boles case which initially resulted in a mistrial was retried in June 2010. The trial began on June 7, 2010 and concluded on June 25, 2010 with a verdict in favor of the plaintiff in the amount of $8 million. Merck intends to file post-trial motions seeking judgment as a matter of law or, in the alternative, a new trial. A hearing on Merck’s post-trial motions is scheduled to be held on September 8, 2010. A trial in Alabama was scheduled to begin on May 3, 2010, but that trial was postponed and trial is now currently expected to be held in January 2011. A trial in Florida was scheduled to begin on June 21, 2010 but on April 7, 2010 the Florida state court postponed the trial date until sometime after January 1, 2011.

In addition, in July 2008, an application was made by the Atlantic County Superior Court of New Jersey requesting that all of the Fosamax cases pending in New Jersey be considered for mass tort designation and centralized management before one judge in New Jersey. On October 6, 2008, the New Jersey Supreme Court ordered that all pending and future actions filed in New Jersey arising out of the use of Fosamax and seeking damages for existing dental and jaw-related injuries, including osteonecrosis of the jaw, but not solely seeking medical monitoring, be designated as a mass tort for centralized management purposes before Judge Higbee in Atlantic County Superior Court. As of June 30, 2010, approximately 255 cases were pending against Old Merck in Atlantic County, New Jersey. On July 20, 2009, Judge Higbee entered a Case Management Order (and various amendments thereto) setting forth a schedule that contemplates completing fact and expert discovery in an initial group of cases to be worked up for trial. The first trial in the New Jersey coordinated proceeding is currently set to be held beginning January 17, 2011.

Discovery is ongoing in the Fosamax MDL litigation, the New Jersey coordinated proceeding, and the remaining jurisdictions where Fosamax cases are pending. The Company intends to defend against these lawsuits.

NuvaRing

Beginning in May 2007, a number of complaints were filed in various jurisdictions asserting personal injury claims against the Company and its subsidiaries, Organon USA, Inc., Organon Pharmaceuticals USA, Inc., Organon International (collectively, “Organon”), arising from Organon’s marketing and sale of NuvaRing, a combined hormonal contraceptive vaginal ring. The plaintiffs seek damages for injuries allegedly sustained as a result of their product use; the most common alleged injuries are deep vein thrombosis and pulmonary embolism. There are also claims alleging heart attack, stroke and death.

As of June 30, 2010, there were approximately 588 NuvaRing cases. Of these cases, 476 are pending in a multidistrict litigation (the “NuvaRing MDL”) in the U.S. District Court for the Eastern District of Missouri before Judge Rodney Sippel, and approximately 107 are pending in consolidated discovery proceedings in the Bergen County Superior Court of New Jersey before Judge Brian R. Martinotti. Five additional cases are pending in various other state courts.

Pursuant to the January 13, 2010 and February 19, 2010 Orders of Judge Sippel in the NuvaRing MDL, the parties selected 26 trial pool cases which are the subject of fact discovery, and the first trials are expected to begin in September 2011. Pursuant to

Notes to Consolidated Financial Statements (unaudited) (continued)
Judge Martinotti’s January 13, 2010 Case Management Order, the parties selected an additional 10 trial pool cases that are the subject of fact discovery in the New Jersey consolidated proceedings, and the first trials are expected to begin in May 2011. The Company intends to defend against these lawsuits.

Commercial Litigation

AWP Litigation and Investigations

As previously disclosed, both Old Merck and the Company were joined in ongoing litigation alleging manipulation by pharmaceutical manufacturers of Average Wholesale Prices (“AWP”), which are sometimes used in calculations that determine public and private sector reimbursement levels. The complaints allege violations of federal and state law, including fraud, Medicaid fraud and consumer protection violations, among other claims. The outcome of these litigations and investigations could include substantial damages, the imposition of substantial fines, penalties and injunctive or administrative remedies.

In 2002, the JPML ordered the transfer of all private class actions alleging AWP claims pending in federal courts to the Federal District Court in Boston, Massachusetts. Plaintiffs filed one consolidated class action complaint, which aggregated the claims previously filed in various federal district court actions against the Company and other manufacturers, and also expanded the number of manufacturers to include some which, like Old Merck, had not been defendants in any prior pending case.

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

The Company has settled a number of AWP cases with various states and the federal government and, along with certain of its subsidiaries, was found not liable after a bench trial in the consolidated private class action case. The Company remains a defendant in fifteen cases brought by private third-party payors, certain states, and certain New York counties. In January 2010, the U.S. District Court for the District of Massachusetts held that a unit of the Company and eight other drugmakers overcharged New York City and 42 New York counties for certain generic drugs. The court has reserved the issue of damages and any penalties for future proceedings. The case brought against the Company by Massachusetts has been set for trial in September 2010, and the case brought against the Company by Pennsylvania is also likely to be set for trial before the end of 2010.

The Company continues to respond to litigation brought by certain states and private payors regarding AWP.

Centocor Distribution Agreement

On May 27, 2009, Centocor, now a wholly owned subsidiary of Johnson & Johnson, delivered to Schering-Plough a notice initiating an arbitration proceeding to resolve whether, as a result of the Merger, Centocor is permitted to terminate the Company’s rights to distribute and commercialize Remicade and Simponi. Sales of Remicade and Simponi included in the Company’s results for the post-Merger period in 2009 were $430.7 million and $3.9 million, respectively. Sales of Remicade recognized by Schering-Plough in 2009 prior to the Merger were $1.9 billion. Sales of Remicade and Simponi included in the Company’s results for the first six months of 2010 were $1.3 billion and $28.1 million, respectively. The arbitration process involves a number of steps before a final decision will be reached. A hearing in the arbitration is scheduled to commence in late September 2010. An unfavorable outcome in the arbitration would have a material adverse effect on the Company’s financial position, liquidity and results of operations.

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

Similarly, as previously disclosed by Schering-Plough, in 2004 Schering-Plough entered into a CIA with HHS-OIG for a five-year term, and in August 2006, it entered into an addendum to the CIA also effective for five years. The requirements of the Old Merck and Schering-Plough CIAs are similar, although not identical.

Notes to Consolidated Financial Statements (unaudited) (continued)
Effective August 2, 2010, Merck and HHS-OIG executed a Unified CIA, which replaced the individual CIAs that had been signed by Old Merck and Schering-Plough prior to the Merger. The Unified CIA incorporates certain of the requirements of the individual CIAs of Old Merck and Schering-Plough and is similar, although not identical, to those legacy CIAs. Merck assumes the compliance obligations of the Unified CIA through February 5, 2013, which is the same as the Old Merck CIA. The Company believes that its promotional practices and Medicaid price reports meet the requirements of the Unified CIA.

The Company has received letters from the DOJ and the SEC that seek information about activities in a number of countries and reference the Foreign Corrupt Practices Act. The Company is cooperating with the agencies in their requests and believes that this inquiry is part of a broader review of pharmaceutical industry practices in foreign countries.

Vytorin/Zetia Litigation

As previously disclosed, on April 3, 2008, an Old Merck shareholder filed a putative class action lawsuit in federal court in the Eastern District of Pennsylvania alleging that Old Merck and its Chairman, President and Chief Executive Officer, Richard T. Clark, violated the federal securities laws as a result of issues arising out of the clinical trial known as Effect of Combination Ezetimibe and High-Dose Simvastatin vs. Simvastatin Alone of the Atherosclerotic Process in Patients with Heterozygous Familial Hypercholesterolemia (“ENHANCE”). This suit has since been withdrawn and re-filed in the District of New Jersey and has been consolidated with another federal securities lawsuit under the caption In re Merck & Co., Inc. Vytorin Securities Litigation. An amended consolidated complaint was filed on October 6, 2008, and names as defendants Old Merck; Merck/Schering-Plough Pharmaceuticals, LLC; and certain of the Company’s current and former officers and directors. Specifically, the complaint alleges that Old Merck delayed releasing unfavorable results of the ENHANCE clinical trial regarding the efficacy of Vytorin and that Old Merck made false and misleading statements about expected earnings, knowing that once the results of the Vytorin study were released, sales of Vytorin would decline and Old Merck’s earnings would suffer. On December 12, 2008, Old Merck and the other defendants moved to dismiss this lawsuit on the grounds that the plaintiffs failed to state a claim for which relief can be granted. On September 2, 2009, the court issued an opinion and order denying the defendants’ motion to dismiss this lawsuit, and on October 19, 2009, Old Merck and the other defendants filed an answer to the amended consolidated complaint. There is a similar consolidated, putative class action securities lawsuit pending in the District of New Jersey, filed by a Schering-Plough shareholder against Schering-Plough and its former Chairman, President and Chief Executive Officer, Fred Hassan, under the caption In re Schering-Plough Corporation/ENHANCE Securities Litigation. The amended consolidated complaint was filed on September 15, 2008 and names as defendants Schering-Plough, Merck/Schering-Plough Pharmaceuticals, LLC; certain of the Company’s current and former officers and directors; and underwriters who participated in an August 2007 public offering of Schering-Plough’s common and preferred stock. On December 10, 2008, Schering-Plough and the other defendants filed motions to dismiss this lawsuit on the grounds that the plaintiffs failed to state a claim for which relief can be granted. On September 2, 2009, the court issued an opinion and order denying the defendants’ motion to dismiss this lawsuit, and on September 17, 2009, the defendants filed a motion for reconsideration of the court’s September 2, 2009 opinion and order denying the motion to dismiss. The motion for reconsideration was denied on June 21, 2010. The defendants filed an answer to the consolidated amended complaint on November 18, 2009.

As previously disclosed, on April 22, 2008, a member of an Old Merck ERISA plan filed a putative class action lawsuit against Old Merck and certain of the Company’s current and former officers and directors alleging they breached their fiduciary duties under ERISA. Since that time, there have been other similar ERISA lawsuits filed against Old Merck in the District of New Jersey, and all of those lawsuits have been consolidated under the caption In re Merck & Co., Inc. Vytorin ERISA Litigation. A consolidated amended complaint was filed on February 5, 2009, and names as defendants Old Merck and various current and former members of the Company’s Board of Directors. The plaintiffs allege that the ERISA plans’ investment in Old Merck stock was imprudent because Old Merck’s earnings are dependent on the commercial success of its cholesterol drug Vytorin and that defendants knew or should have known that the results of a scientific study would cause the medical community to turn to less expensive drugs for cholesterol management. On April 23, 2009, Old Merck and the other defendants moved to dismiss this lawsuit on the grounds that the plaintiffs failed to state a claim for which relief can be granted. On September 1, 2009, the court issued an opinion and order denying the defendants’ motion to dismiss this lawsuit. On November 9, 2009, the plaintiffs moved to strike certain of the defendants’ affirmative defenses. That motion was denied in part and granted in part on June 23, 2010, and an amended answer was filed on July 9, 2010.

There is a similar consolidated, putative class action ERISA lawsuit currently pending in the District of New Jersey, filed by a member of a Schering-Plough ERISA plan against Schering-Plough and certain of its current and former officers and directors, alleging they breached their fiduciary duties under ERISA, under the caption In re Schering-Plough Corp. ENHANCE ERISA Litigation. The consolidated amended complaint was filed on October 1, 2009. On November 6, 2009, the Company and the other defendants filed a motion to dismiss this lawsuit on the grounds that the plaintiffs failed to state a claim for which relief can be granted. The plaintiffs’ opposition to the motion to dismiss was filed on December 16, 2009, and the motion was fully briefed on January 15, 2010. That motion was denied on June 29, 2010. The answer is due on August 13, 2010.

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

Notes to Consolidated Financial Statements (unaudited) (continued)
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

Securities and Class Action Litigation

ERISA Litigation

On March 31, 2003, Schering-Plough was served with a putative class action complaint filed in the U.S. District Court in New Jersey alleging that Schering-Plough, its Employee Savings Plan (the “Plan”) administrator, several current and former directors, and certain former corporate officers breached their fiduciary obligations to certain participants in the Plan. The complaint seeks damages in the amount of losses allegedly suffered by the Plan. The complaint was dismissed on June 29, 2004. The plaintiffs appealed. On August 19, 2005, the U.S. Court of Appeals for the Third Circuit reversed the dismissal by the District Court and the matter has been remanded back to the District Court for further proceedings. On September 30, 2008, the District Court entered an order granting in part, and denying in part, the named putative class representative’s motion for class certification. Schering-Plough thereafter petitioned the U.S. District Court of Appeals for the Third Circuit for leave to appeal the class certification decision. Schering-Plough’s petition was granted on December 10, 2008. On December 21, 2009, the Third Circuit vacated the District Court’s order and remanded the case for further proceedings consistent with the court’s ruling. The parties have since entered into a settlement agreement that requires the approval of the District Court. Plaintiffs filed a motion for preliminary approval of the proposed settlement on July 27, 2010. Under the proposed settlement, the Company is to pay $8.5 million to the Plan, which payment will be covered by insurance.

K-DUR Antitrust Litigation

In June 1997 and January 1998, Schering-Plough settled patent litigation with Upsher-Smith, Inc. (“Upsher-Smith”) and ESI Lederle, Inc. (“Lederle”), respectively, relating to generic versions of K-DUR, Schering-Plough’s long-acting potassium chloride product supplement used by cardiac patients, for which Lederle and Upsher-Smith had filed Abbreviated New Drug Applications (“ANDA’s”). Following the commencement of an administrative proceeding by the United States Federal Trade Commission (the “FTC”) alleging anti-competitive effects from those settlements (which has been resolved in Schering-Plough’s favor), alleged class action suits were filed in federal and state courts on behalf of direct and indirect purchasers of K-DUR against Schering-Plough, Upsher-Smith and Lederle. These suits claim violations of federal and state antitrust laws, as well as other state statutory and common law causes of action. These suits seek unspecified damages. In February 2009, a special master recommended that the U.S. District Court for the District of New Jersey dismiss the class action lawsuits on summary judgment and, in March 2010, the District Court adopted the recommendation, granted summary judgment to the defendants, and dismissed the matter in its entirety. Plaintiffs have appealed this decision to the Third Circuit Court of Appeals.

Vaccine Litigation

As previously disclosed, Old Merck is a party to individual and class action product liability lawsuits and claims in the United States involving pediatric vaccines (e.g., hepatitis B vaccine) that contained thimerosal, a preservative used in vaccines. As of June 30, 2010, there were approximately 130 thimerosal related lawsuits pending in which Old Merck is a defendant, although the vast majority of those lawsuits are not currently active. Other defendants include other vaccine manufacturers who produced pediatric vaccines containing thimerosal as well as manufacturers of thimerosal. In these actions, the plaintiffs allege, among other things, that they have suffered neurological injuries as a result of exposure to thimerosal from pediatric vaccines. There are no cases currently scheduled for trial. The Company will defend against these lawsuits; however, it is possible that unfavorable outcomes could have a material adverse effect on the Company’s financial position, liquidity and results of operations.

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

Notes to Consolidated Financial Statements (unaudited) (continued)
The Company is aware that there are approximately 5,000 cases pending in the Vaccine Court involving allegations that thimerosal-containing vaccines and/or the M-M-R II vaccine cause autism spectrum disorders. Not all of the thimerosal-containing vaccines involved in the Vaccine Court proceeding are Company vaccines. The Company is the sole source of the M-M-R II vaccine domestically. The Special Masters presiding over the Vaccine Court proceedings held hearings in three test cases involving the theory that the combination of M-M-R II vaccine and thimerosal in vaccines causes autism spectrum disorders. On February 12, 2009, the Special Masters issued decisions in each of those cases, finding that the theory was unsupported by valid scientific evidence and that the petitioners in the three cases were therefore not entitled to compensation. Two of those three cases were appealed. On May 13, 2010, the United States Court of Appeals for the Federal Circuit issued an opinion affirming one of the appealed cases. The other appealed case remains pending. The Special Masters held similar hearings in three different test cases involving the theory that thimerosal in vaccines alone causes autism spectrum disorders. On March 12, 2010, the Special Masters issued decisions in this second set of test cases, finding that the theory was also unsupported by valid scientific evidence and that the petitions in these cases were also not entitled to compensation. The petitioners in this second set of test cases did not exercise their options to seek review of those decisions. Accordingly, on April 14, 2010, final judgments were entered in this second set of test cases. The Special Masters had previously indicated that they would hold similar hearings involving the theory that M-M-R II alone causes autism spectrum disorders, but they have stated that they no longer intend to do so. The Vaccine Court has indicated that it intends to use the evidence presented at these test case hearings to guide the adjudication of the remaining autism spectrum disorder cases.

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

In February 2007, Schering-Plough received a notice from a generic company indicating that it had filed an ANDA for Zetia and that it is challenging the U.S. patents that are listed for Zetia. Prior to the Merger, the Company marketed Zetia through a joint venture, MSP Singapore Company LLC. On March 22, 2007, Schering-Plough and MSP Singapore Company LLC filed a patent infringement suit against Glenmark Pharmaceuticals Inc., USA and its parent corporation (“Glenmark”). In May 2010, Merck and Glenmark reached a settlement of the lawsuit, by virtue of which Glenmark will be permitted to launch its generic product in the U.S. on December 16, 2016, subject to receiving final FDA approval. The Company’s U.S. patent protection (including the pediatric extension) for Zetia expires on February 25, 2017.

Notes to Consolidated Financial Statements (unaudited) (continued)
In May 2010, Schering received notice from Mylan Pharmaceuticals, Inc. (“Mylan”) that it filed an ANDA for Zetia and that it was challenging the U.S. patents listed for Zetia. On June 16, 2010, Schering filed a patent infringement suit against Mylan. The lawsuit automatically stays FDA approval of Mylan’s ANDA until November 25, 2012 or until an adverse decision, if any, whichever may occur earlier.

In September 2008, Schering received notice from Teva that it had filed an application with the Canadian Ministry of Health seeking approval to sell generic ezetimibe prior to the September 2014 expiration of the Company’s Canadian ezetimibe patent. In response, Schering filed a lawsuit in the Federal Court of Canada seeking a prohibition order against the approval of Teva Pharmaceuticals, Inc. (“Teva’s”) application. A hearing was held in May 2010. A decision is expected in the third quarter of 2010.

In November 2009, Schering received notice from Mylan that it filed an ANDA for ezetimibe/simvastatin and that it was challenging two patents listed in the FDA Orange Book for Vytorin. On December 16, 2009, Schering filed a patent infringement suit against Mylan. The lawsuit automatically stays FDA approval of Mylan’s ANDA until May 2012 or until an adverse court decision, if any, whichever may occur earlier. In February 2010, Schering received notice from Teva that it filed an ANDA for ezetimibe/simvastatin and that it was challenging two patents listed in the FDA Orange Book for Vytorin. On June 16, 2010, Schering filed a patent infringement suit against Teva. The lawsuit automatically stays FDA approval of Teva’s ANDA until August 2012 or until an adverse court decision, if any, whichever may occur earlier.

In July 2007, Schering and its licensor, Cancer Research Technologies, Limited (“CRT”), received notice from Barr Laboratories (“Barr”) (now a subsidiary of Teva) that Barr had filed an ANDA for Temodar and that it was challenging CRT’s patent for temozolomide. In July 2007, Schering and CRT filed a patent infringement action against Barr. In January 2010, the court issued a decision finding the CRT patent unenforceable on grounds of prosecution laches and inequitable conduct. Schering and CRT have appealed the decision. A hearing on the appeal was held in August 2010. In March 2010, CRT, Schering and Barr entered into an agreement under which Barr agreed not to launch a generic temozolomide pending a decision from the Court of Appeals. In any event, under the agreement, Barr will be permitted to launch a generic product during the six month pediatric extension period in August 2013.

Legal Proceedings Related to the Merger

In connection with the Merger, separate class action lawsuits were brought against Old Merck and Schering-Plough challenging the Merger and seeking other forms of relief. As previously disclosed, the Company entered into settlement agreements in both lawsuits. On March 24, 2010, Judge Cavanaugh of the District Court for the District of New Jersey approved the settlement of the federal action, which was brought against Schering-Plough and its directors. One objector to that settlement, who objected only to the amount of legal fees being paid to the plaintiffs, has appealed that ruling. In the other lawsuit, which is in the New Jersey Superior Court in Hunterdon County, New Jersey and is against Old Merck, its directors along with Schering-Plough and its directors, the court held a hearing on June 29, 2010, and approved the proposed settlement.

These settlements, once approved by the applicable courts (including, if applicable, appellate courts), will resolve and release all claims that were or could have been brought by any shareholder of Old Merck or Schering-Plough challenging any aspect of the proposed merger, including any merger disclosure claims.

Other Litigation

The Environmental Protection Agency (the “EPA”) has recently notified Merck that fines for alleged environmental violations at Merck’s Las Piedras Puerto Rico facility could exceed $1 million. The alleged violations arise from an EPA air inspection conducted in July 2008 and are primarily related to the site’s leak detection and repair program. The Company is discussing with the EPA a resolution to this issue.

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

Notes to Consolidated Financial Statements (unaudited) (continued)
11.	Stockholders’ Equity

					Accumulated
			Other		Other			Non-
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Controlling
(in millions)	Shares	Par Value	Capital	Earnings	Income (Loss)	Shares	Cost	Interests	Total

Balance at January 1, 2009	2,983.5	$29.8	$8,319.1	$43,698.8	$(2,553.9)	875.8	$(30,735.5)	$2,408.8	$21,167.1
Net income attributable to Merck & Co., Inc.	—	—	—	2,981.3	—	—	—	—	2,981.3
Cash dividends declared on common stock	—	—	—	(1,607.3)	—	—	—	—	(1,607.3)
Share-based compensation plans and other	—	—	146.8	—	—	(1.2)	41.2	0.3	188.3
Other comprehensive income	—	—	—	—	4.1	—	—	—	4.1
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	62.8	62.8
Distributions attributable to noncontrolling interests	—	—	—	—	—	—	—	(59.5)	(59.5)

Balance at June 30, 2009	2,983.5	$29.8	$8,465.9	$45,072.8	$(2,549.8)	874.6	$(30,694.3)	$2,412.4	$22,736.8

Balance at January 1, 2010	3,562.5	$1,781.3	$39,682.6	$41,404.9	$(2,766.5)	454.3	$(21,044.3)	$2,434.6	$61,492.6
Net income attributable to Merck & Co., Inc.	—	—	—	1,051.2	—	—	—	—	1,051.2
Cash dividends declared on common stock	—	—	—	(2,374.3)	—	—	—	—	(2,374.3)
Treasury stock shares purchased	—	—	—	—	—	38.1	(1,297.2)	—	(1,297.2)
Share-based compensation plans and other	10.5	5.2	655.1	—	—	(0.7)	25.9	(0.3)	685.9
Other comprehensive loss	—	—	—	—	(1,892.2)	—	—	—	(1,892.2)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	59.2	59.2
Distributions attributable to noncontrolling interests	—	—	—	—	—	—	—	(59.5)	(59.5)

Balance at June 30, 2010	3,573.0	$1,786.5	$40,337.7	$40,081.8	$(4,658.7)	491.7	$(22,315.6)	$2,434.0	$57,665.7

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

The accumulated balances related to each component of other comprehensive income (loss), net of taxes, were as follows:

					Accumulated
			Employee	Cumulative	Other
			Benefit	Translation	Comprehensive
($ in millions)	Derivatives	Investments	Plans	Adjustment	Income (Loss)

Balance at January 1, 2009	$111.9	$63.1	$(2,754.6)	$25.7	$(2,553.9)
Other comprehensive income (loss)	(106.3)	52.0	45.1	13.3	4.1

Balance at June 30, 2009	$5.6	$115.1	$(2,709.5)	$39.0	$(2,549.8)

Balance at January 1, 2010	$(42.2)	$33.3	$(2,469.1)	$(288.5)	$(2,766.5)
Other comprehensive income (loss)	179.5	(3.9)	120.8	(2,188.6)	(1,892.2)

Balance at June 30, 2010	$137.3	$29.4	$(2,348.3)	$(2,477.1)	$(4,658.7)

Comprehensive (loss) income was $(334.7) million and $1,479.3 million for the three months ended June 30, 2010 and 2009, respectively, and was $(841.0) million and $2,985.4 million for the six months ended June 30, 2010 and 2009, respectively.

Included in the cumulative translation adjustment are gains of $461.6 million for the first six months of 2010 from euro-denominated notes which have been designated as, and are effective as, economic hedges of the net investment in a foreign operation.

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

The following table provides amounts of share-based compensation cost recorded in the Consolidated Statement of Income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2010	2009	2010	2009

Pretax share-based compensation expense	$141.8	$83.8	$274.2	$197.1
Income tax benefits	(48.7)	(26.5)	(93.6)	(62.9)

Total share-based compensation expense, net of tax	$93.1	$57.3	$180.6	$134.2

During the first six months of 2010 and 2009, the Company granted 9.9 million RSUs with a weighted-average grant price of $33.89 per RSU and 2.1 million RSUs with a weighted-average grant price of $25.15 per RSU, respectively.

During the first six months of 2010 and 2009, the Company granted 7.0 million options with a weighted-average grant price of $34.25 per option and 31.9 million options with a weighted-average grant price of $23.76 per option, respectively. The weighted average fair value of options granted for the first six months of 2010 and 2009 was $8.02 and $3.90 per option, respectively, and was determined using the following assumptions:

	Six Months Ended
	June 30,
	2010	2009

Expected dividend yield	4.1%	6.4%
Risk-free interest rate	2.8%	2.1%
Expected volatility	33.8%	34.1%
Expected life (years)	6.8	6.1

At June 30, 2010, there was $650.4 million of total pretax unrecognized compensation expense related to nonvested stock options, RSU and PSU awards which will be recognized over a weighted average period of 1.9 years. For segment reporting, share-based compensation costs are unallocated expenses.
13.	Pension and Other Postretirement Benefit Plans
The Company has defined benefit pension plans covering eligible employees in the United States and in certain of its international subsidiaries. The net cost of such plans consisted of the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2010	2009	2010	2009

Service cost	$147.1	$94.6	$300.7	$189.9
Interest cost	173.0	101.9	349.5	203.8
Expected return on plan assets	(214.7)	(151.8)	(431.9)	(302.9)
Net amortization	43.6	31.6	88.3	62.5
Termination benefits	8.5	3.0	27.8	25.6
Curtailments	(1.6)	—	(37.3)	(3.5)
Settlements	(6.4)	—	(6.9)	3.0

	$149.5	$79.3	$290.2	$178.4

Notes to Consolidated Financial Statements (unaudited) (continued)
The Company provides medical, dental and life insurance benefits, principally to its eligible U.S. retirees and similar benefits to their dependents, through its other postretirement benefit plans. The net cost of such plans consisted of the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2010	2009	2010	2009

Service cost	$27.8	$17.7	$53.6	$36.6
Interest cost	36.7	24.7	74.5	50.4
Expected return on plan assets	(32.8)	(23.3)	(64.9)	(47.1)
Net amortization	1.1	4.3	3.6	9.9
Termination benefits	7.4	(0.1)	27.0	6.3
Curtailments	(1.8)	(7.4)	(1.8)	(7.1)

	$38.4	$15.9	$92.0	$49.0

The increases in pension and other postretirement benefit costs in the second quarter and first six months of 2010 as compared with the same periods of 2009 are primarily due to the inclusion of costs associated with Schering-Plough benefit plans as a result of the Merger. In connection with restructuring actions (see Note 3), termination charges for the three and six months ended June 30, 2010 and 2009 were recorded on pension and other postretirement benefit plans related to expanded eligibility for certain employees exiting Merck. Also, in connection with these restructuring actions, curtailments were recorded on pension plans for the three and six months ended June 30, 2010 and the six months ended June 30, 2009 and on other postretirement benefit plans for the three and six months ended June 30, 2010 and 2009. In addition, settlements were recorded on pension plans for the three and six months ended June 30, 2010 and the six months ended June 30, 2009.

The Company expects contributions to its defined benefit pension plans will total approximately $1.45 billion during 2010.
14.	Other (Income) Expense, Net
Other (income) expense, net, consisted of:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2010	2009	2010	2009

Interest income	$(21.6)	$(70.0)	$(33.6)	$(166.3)
Interest expense	184.8	99.5	366.0	160.2
Exchange (gains) losses	(4.3)	(20.0)	75.8	(3.5)
Other, net	(439.3)	(5.9)	(520.9)	(54.0)

	$(280.4)	$3.6	$(112.7)	$(63.6)

The decline in interest income and increase in interest expense in 2010 as compared with 2009 is largely attributable to the financing of the Merger. During the first six months of 2010, the Company recognized exchange losses of $80 million due to the Venezuelan currency devaluation. Effective January 11, 2010, the Venezuelan government devalued its currency from at BsF 2.15 per U.S. dollar to a two-tiered official exchange rate at (1) “the essentials rate” at BsF 2.60 per U.S. dollar and (2) “the non-essentials rate” at BsF 4.30 per U.S. dollar. The Company anticipates that its transactions will be settled at the essentials rate. The Company was required to remeasure its local currency operations in Venezuela to U.S. dollars as the Venezuelan economy was determined to be hyperinflationary. Other, net in the second quarter and first six months of 2010 includes $443 million of income recognized upon AstraZeneca’s asset option exercise (see Note 8). Other, net in the first six months of 2010 also includes $102 million of income recognized on the settlement of certain disputed royalties. Other, net in the second quarter and first six months of 2009 reflects $82 million and $99 million, respectively, of recognized net gains in the Company’s investment portfolio, largely offset by an $80 million charge related to the settlement of the Company’s Vioxx third-party payor litigation in the United States. Interest paid for the six months ended June 30, 2010 and 2009 was $311.7 million and $208.1 million, respectively, which excludes commitment fees.

Notes to Consolidated Financial Statements (unaudited) (continued)
15.	Taxes on Income
The effective tax rate of 37.1% for the second quarter of 2010 and 40.2% for the first six months of 2010, as compared with the statutory rate of 35%, reflects the unfavorable impact of purchase accounting charges, AstraZeneca’s asset option exercise and restructuring charges, largely offset by the beneficial impact of foreign earnings. In addition, the effective tax rate for the first six months of 2010 reflects the unfavorable impact of a $146.5 million charge associated with a change in tax law that requires taxation of the prescription drug subsidy of the Company’s retiree health benefit plans which was enacted in the first quarter of 2010 as part of U.S. health care reform legislation. The effective tax rate of 19.3% for the second quarter of 2009 and 18.8% for the first six months of 2009, as compared with the statutory rate of 35%, reflects the favorable impact of tax settlements and the beneficial impact of foreign earnings, partially offset by the unfavorable impact of restructuring charges.

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

In addition, as previously disclosed, the CRA has proposed additional adjustments for 1999 and 2000, respectively, relating to other intercompany pricing matters. The adjustments would increase Canadian tax due by approximately $322 million (U.S. dollars) plus approximately $344 million (U.S. dollars) of interest through June 30, 2010. The Company disagrees with the positions taken by the CRA and believes they are without merit. The Company contested the assessments through the CRA appeals process without resolution and is preparing to litigate these issues in the courts. The CRA is expected to prepare similar adjustments for later years. Management believes that resolution of these matters will not have a material effect on the Company’s financial position or liquidity.

In connection with the appeals process discussed above related to 1999 and 2000, Old Merck pledged collateral to two financial institutions, one of which provided a guarantee to the CRA and the other to the Quebec Ministry of Revenue representing a portion of the tax and interest assessed. Certain of the cash and investments are collateralized for guarantees required to appeal these Canadian tax disputes. The collateral is included in Deferred income taxes and other current assets and Other assets in the Consolidated Balance Sheet and totaled approximately $310 million and $290 million at June 30, 2010 and December 31, 2009, respectively.

In October 2001, Internal Revenue Service (“IRS”) auditors asserted that two interest rate swaps that Schering-Plough entered into with an unrelated party should be re-characterized as loans from affiliated companies, resulting in additional tax liability for the 1991 and 1992 tax years. In September 2004, Schering-Plough made payments to the IRS in the amount of $194 million for income taxes and $279 million for interest. Schering-Plough filed refund claims for the taxes and interest with the IRS in December 2004. Following the IRS’s denial of Schering-Plough’s claims for a refund, Schering-Plough filed suit in May 2005 in the U.S. District Court for the District of New Jersey for refund of the full amount of tax and interest. The Company’s tax reserves were adequate to cover the above mentioned payments. A decision in favor of the government was announced in August 2009. Schering-Plough filed a motion for a retrial, which was denied on April 28, 2010, and therefore the Company intends to file an appeal to the Third Circuit.

The IRS has issued a Revenue Agent’s Report (“RAR”) to Merck dated April 19, 2010 pertaining to the former Schering-Plough for the years 2003 to 2006. The proposed adjustments to income contained in the original report amounted to approximately $1 billion and relate to certain intercompany pricing matters. On June 23, 2010, the Company reached an agreement with the IRS on these intercompany pricing matters, which resulted in an adjustment to income for those years of approximately $350 million. Tax reserves were adequate to cover the settlement and most of the tax associated with this income adjustment will reduce net operating losses (“NOLs”) and other tax credit carryforwards. The RAR has been revised to reflect this agreement.

Notes to Consolidated Financial Statements (unaudited) (continued)
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

The calculations of earnings per share under the two-class method are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Basic Earnings per Common Share
Net income attributable to Merck & Co., Inc. common shareholders	$752.4	$1,556.3	$1,051.2	$2,981.3
Less: Income allocated to participating securities	2.9	4.8	4.1	9.0

Net income allocated to common shareholders	$749.5	$1,551.5	$1,047.1	$2,972.3

Average common shares outstanding	3,105.4	2,108.7	3,108.7	2,108.3

	$0.24	$0.74	$0.34	$1.41

Earnings per Common Share Assuming Dilution
Net income attributable to Merck & Co., Inc. common shareholders	$752.4	$1,556.3	$1,051.2	$2,981.3
Less: Income allocated to participating securities	2.9	4.8	4.2	9.0

Net income allocated to common shareholders	$749.5	$1,551.5	$1,047.0	$2,972.3

Average common shares outstanding	3,105.4	2,108.7	3,108.7	2,108.3
Common shares issuable (1)	20.1	1.3	23.7	1.5

Average common shares outstanding assuming dilution	3,125.5	2,110.0	3,132.4	2,109.8

	$0.24	$0.74	$0.33	$1.41

(1) Issuable primarily under share-based compensation plans.
For the three months ended June 30, 2010 and 2009, 194.7 million and 256.3 million, respectively, and for the six months ended June 30, 2010 and 2009, 178.7 million and 228.5 million, respectively, of common shares issuable under share-based compensation plans were excluded from the computation of earnings per common share assuming dilution because the effect would have been antidilutive.

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

Revenues and profits for these segments are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2010	2009	2010	2009

Segment revenues:
Pharmaceutical segment	$9,776.4	$5,469.9	$19,569.8	$10,488.9
All other segment revenues	1,403.0	400.9	2,863.2	767.6

	$11,179.4	$5,870.8	$22,433.0	$11,256.5

Segment profits:
Pharmaceutical segment	$6,030.9	$3,632.2	$11,810.5	$6,883.7
All other segment profits	585.1	450.2	1,265.5	918.4

	$6,616.0	$4,082.4	$13,076.0	$7,802.1

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

Notes to Consolidated Financial Statements (unaudited) (continued)
Sales(1) of the Company’s products were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2010	2009	2010	2009

Pharmaceutical:
Bone, Respiratory, Immunology and Dermatology
Singulair	$1,257.7	$1,257.4	$2,423.0	$2,314.7
Remicade	668.9	—	1,343.0	—
Nasonex	337.8	—	657.6	—
Fosamax	241.4	277.5	471.8	538.8
Clarinex	202.3	—	376.2	—
Propecia	113.3	105.9	212.8	208.8
Arcoxia	94.9	88.0	190.2	169.2
Asmanex	56.4	—	107.4	—
Cardiovascular
Zetia	564.0	1.3	1,097.7	2.5
Vytorin	490.0	21.0	966.7	36.9
Integrilin	69.9	—	140.0	—
Diabetes and Obesity
Januvia	599.7	462.0	1,110.8	873.2
Janumet	218.2	154.6	418.9	283.1
Infectious Disease
Isentress	267.0	172.3	499.0	320.4
PegIntron	184.6	—	370.9	—
Primaxin	157.5	160.0	316.6	324.5
Cancidas	149.6	148.8	302.6	287.4
Avelox	59.2	—	164.9	—
Invanz	82.9	70.6	157.6	132.3
Rebetol	55.1	—	111.4	—
Crixivan/Stocrin	47.9	55.5	99.5	104.6
Mature Brands
Cozaar/Hyzaar	485.1	905.6	1,266.7	1,744.8
Zocor	117.4	140.8	233.2	278.2
Claritin Rx	92.7	—	217.2	—
Vasotec/Vaseretic	62.7	76.1	121.8	153.2
Proscar	55.7	79.2	114.1	151.3
Proventil	55.0	—	112.0	—
Neurosciences and Ophthalmology
Maxalt	133.1	140.8	267.8	274.0
Cosopt/Trusopt	123.3	124.9	238.1	246.1
Remeron	59.2	—	109.8	—
Subutex/Suboxone	51.4	—	103.5	—
Oncology
Temodar	271.4	—	545.2	—
Emend	93.0	76.9	176.8	146.0
Caelyx	65.6	—	139.2	—
Intron A	50.9	—	105.3	—
Vaccines (2)
ProQuad/M-M-R II/Varivax	339.6	322.4	659.0	574.3
Gardasil	218.6	268.2	451.2	530.2
RotaTeq	138.6	125.5	231.3	259.9
Zostavax	18.3	42.4	113.5	117.5
Pneumovax	59.5	47.3	110.2	88.0
Women’s Health and Endocrine
NuvaRing	144.8	—	280.0	—
Follistim/Puregon	136.7	—	270.5	—
Cerazette	49.3	—	104.0	—
Implanon	50.6	—	101.2	—
Other pharmaceutical (3)	985.6	144.9	1,959.6	329.0

	9,776.4	5,469.9	19,569.8	10,488.9

Other segment revenues (4)	1,403.0	400.9	2,863.2	767.6

Total segment revenues	11,179.4	5,870.8	22,433.0	11,256.5

Other (5)	166.9	29.1	335.5	28.6

	$11,346.3	$5,899.9	$22,768.5	$11,285.1

(1)	The Merger closed on November 3, 2009, therefore the product table reflects sales for legacy Schering-Plough products only for 2010. Also, prior to the Merger, sales of Zetia and Vytorin were primarily recognized by the MSP Partnership and the results of Old Merck’s interest in the MSP Partnership were recorded in Equity income from affiliates. As a result of the Merger, the MSP Partnership is wholly-owned by the Company. Activity resulting from the sale of MSP Partnership products after the Merger has been consolidated with Merck’s results. Sales of Zetia and Vytorin in 2009 reflect Old Merck’s sales of these products in Latin America which was not part of the MSP Partnership.

(2)	These amounts do not reflect sales of vaccines sold in most major European markets through the Company’s joint venture, Sanofi Pasteur MSD, the results of which are reflected in Equity income from affiliates. These amounts do, however, reflect supply sales to Sanofi Pasteur MSD.

Notes to Consolidated Financial Statements (unaudited) (continued)

(3)	Other pharmaceutical primarily includes sales of other human pharmaceutical products, including products within the franchises not listed separately.

(4)	Reflects other non-reportable segments, including Animal Health and Consumer Care, and revenue from the Company’s relationship with AZLP primarily relating to sales of Nexium, as well as Prilosec. Revenue from AZLP was $240.8 million and $386.4 million for the second quarter of 2010 and 2009, respectively, and was $604.7 million and $742.1 million for the first six months of 2010 and 2009, respectively.

(5)	Other revenues are primarily comprised of miscellaneous corporate revenues, third-party manufacturing sales, sales related to divested products or businesses and other supply sales not included in segment results.
A reconciliation of segment profits to Income Before Taxes is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2010	2009	2010	2009

Segment profits	$6,616.0	$4,082.4	$13,076.0	$7,802.1
Other profits (losses)	48.0	(20.1)	59.6	(75.8)
Adjustments	87.4	92.0	174.6	179.4
Unallocated:
Interest income	21.6	70.0	33.6	166.3
Interest expense	(184.8)	(99.5)	(366.0)	(160.2)
Equity income from affiliates	(46.6)	(16.2)	0.1	7.7
Depreciation and amortization	(398.2)	(466.2)	(746.9)	(887.9)
Research and development	(2,150.9)	(1,395.3)	(4,177.6)	(2,619.5)
Amortization of purchase accounting adjustments	(1,662.1)	—	(4,035.9)	—
Restructuring costs	(526.3)	(37.4)	(814.0)	(101.7)
Gain on AstraZeneca option exercise	443.0	—	443.0	—
Other expenses, net	(1,006.3)	(242.4)	(1,789.9)	(560.1)

	$1,240.8	$1,967.3	$1,856.6	$3,750.3

Other profits (losses) are primarily comprised of miscellaneous corporate profits (losses) as well as operating profits (losses) related to third-party manufacturing sales, divested products or businesses and other supply sales. Adjustments represent the elimination of the effect of double counting certain items of income and expense. Equity income from affiliates includes taxes paid at the joint venture level and a portion of equity income that is not reported in segment profits. Other expenses, net, include expenses from corporate and manufacturing cost centers and other miscellaneous income (expense), net. The increase in other expenses, net in 2010 is largely attributable to the inclusion of legacy Schering-Plough activities.

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
U.S. Health Care Reform Legislation
In March 2010, the United States enacted health care reform legislation. Important market reforms began this year and will continue through full implementation in 2014. As a result, the new law is expected to expand access to health care to more than 32 million Americans by the end of the decade. In the second quarter and first six months of 2010, Merck incurred additional costs as a result of the new law, including increased Medicaid rebates and other impacts that reduced revenues by approximately $44 million and $76 million, respectively. Beginning in 2010, the legislation includes an increase in the minimum rebate to states participating in the Medicaid program from 15.1% to 23.1% on the Company’s branded prescription drugs; the extension of the Medicaid rebate to Medicaid Managed Care Organizations; and the expansion of section 340B eligibility to rural referral centers, sole community hospitals, critical access hospitals, certain free standing cancer hospitals and certain additional children’s hospitals.
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

Operating Results
Sales
Worldwide sales were $11.3 billion for the second quarter of 2010 compared with $5.9 billion in the second quarter of 2009 and were $22.8 billion for the first six months of 2010 compared with $11.3 billion for the first six months of 2009. Foreign exchange favorably affected global sales performance by 1% and 3% in the second quarter and first six months of 2010, respectively. The revenue increases in both periods largely reflect incremental sales resulting from the inclusion of legacy Schering-Plough products in 2010, such as Remicade, Nasonex, Temodar, Clarinex and PegIntron, as well as the recognition of revenue from sales of Zetia and Vytorin. Prior to the Merger, sales of Zetia and Vytorin were recognized by the Merck/Schering-Plough partnership (the “MSP Partnership”) and the results of Old Merck’s interest in the MSP Partnership were recorded in Equity income from affiliates. As a result of the Merger, the MSP Partnership became wholly-owned by the Company and therefore revenues from these products for 2010 are reflected in Sales. Additionally, the Company recognized sales during 2010 from legacy Schering-Plough animal health and consumer care products. Also contributing to the sales increase in both periods was growth in Januvia, Janumet and Isentress. In addition, higher sales of Singulair contributed to the revenue increase in the year-to-date period. These increases were partially offset by lower sales of Cozaar* and Hyzaar* which lost patent protection in the United States in April 2010 and in a number of major European markets in March and February 2010, respectively. Revenue was also negatively affected by lower revenue from the Company’s relationship with AstraZeneca LP (“AZLP”), lower sales of Gardasil, as well as lower sales of Fosamax and Fosamax Plus D, which lost market exclusivity in the United States and in several major European markets.
During the first quarter of 2010, the Company offered a one-time Special Purchase Program (“SPP”) to certain distributors in the United States in anticipation of the U.S. implementation of an enterprise wide resource planning system (SAP). The SPP allowed these distributors to purchase up to three weeks of additional inventory in the first quarter. The SPP included a 30-day extension on payment terms and special returns provisions for the additional quantities purchased. Under these special returns provisions, any product purchased under the SPP could have been returned in the second quarter of 2010. As a result of this program, the Company deferred approximately $580 million of pharmaceutical segment sales, which were fully recognized upon expiry of the special terms in the second quarter of 2010. Merck closely monitored order volume purchasing patterns for all customers throughout the first quarter to ensure that no orders exceeded past purchasing history unless placed under the SPP.
While many of the Company’s brands experienced positive growth trends in the European Union (“EU”) during the second quarter of 2010, the environment in the EU and across Europe is now more challenging. Many countries have announced austerity measures aimed at reducing costs in areas such as health care. The implementation of pricing actions varies by country and many have announced measures to reduce prices of generic and patented drugs. While the Company is taking steps to mitigate the immediate impact in the EU, it anticipates that the austerity measures will negatively affect the Company’s revenue performance in the second half of 2010 and into 2011.

*	Cozaar and Hyzaar are registered trademarks of E.I. duPont de Nemours & Company, Wilmington, Delaware.

Sales(1) of the Company’s products were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2010	2009	2010	2009

Pharmaceutical:
Bone, Respiratory, Immunology and Dermatology
Singulair	$1,257.7	$1,257.4	$2,423.0	$2,314.7
Remicade	668.9	—	1,343.0	—
Nasonex	337.8	—	657.6	—
Fosamax	241.4	277.5	471.8	538.8
Clarinex	202.3	—	376.2	—
Propecia	113.3	105.9	212.8	208.8
Arcoxia	94.9	88.0	190.2	169.2
Asmanex	56.4	—	107.4	—
Cardiovascular
Zetia	564.0	1.3	1,097.7	2.5
Vytorin	490.0	21.0	966.7	36.9
Integrilin	69.9	—	140.0	—
Diabetes and Obesity
Januvia	599.7	462.0	1,110.8	873.2
Janumet	218.2	154.6	418.9	283.1
Infectious Disease
Isentress	267.0	172.3	499.0	320.4
PegIntron	184.6	—	370.9	—
Primaxin	157.5	160.0	316.6	324.5
Cancidas	149.6	148.8	302.6	287.4
Avelox	59.2	—	164.9	—
Invanz	82.9	70.6	157.6	132.3
Rebetol	55.1	—	111.4	—
Crixivan/Stocrin	47.9	55.5	99.5	104.6
Mature Brands
Cozaar/Hyzaar	485.1	905.6	1,266.7	1,744.8
Zocor	117.4	140.8	233.2	278.2
Claritin Rx	92.7	—	217.2	—
Vasotec/Vaseretic	62.7	76.1	121.8	153.2
Proscar	55.7	79.2	114.1	151.3
Proventil	55.0	—	112.0	—
Neurosciences and Ophthalmology
Maxalt	133.1	140.8	267.8	274.0
Cosopt/Trusopt	123.3	124.9	238.1	246.1
Remeron	59.2	—	109.8	—
Subutex/Suboxone	51.4	—	103.5	—
Oncology
Temodar	271.4	—	545.2	—
Emend	93.0	76.9	176.8	146.0
Caelyx	65.6	—	139.2	—
Intron A	50.9	—	105.3	—
Vaccines (2)
ProQuad/M-M-R II/Varivax	339.6	322.4	659.0	574.3
Gardasil	218.6	268.2	451.2	530.2
RotaTeq	138.6	125.5	231.3	259.9
Zostavax	18.3	42.4	113.5	117.5
Pneumovax	59.5	47.3	110.2	88.0
Women’s Health and Endocrine
NuvaRing	144.8	—	280.0	—
Follistim/Puregon	136.7	—	270.5	—
Cerazette	49.3	—	104.0	—
Implanon	50.6	—	101.2	—
Other pharmaceutical (3)	985.6	144.9	1,959.6	329.0

	9,776.4	5,469.9	19,569.8	10,488.9

Other segment revenues (4)	1,403.0	400.9	2,863.2	767.6

Total segment revenues	11,179.4	5,870.8	22,433.0	11,256.5

Other (5)	166.9	29.1	335.5	28.6

	$11,346.3	$5,899.9	$22,768.5	$11,285.1

(1)	The Merger closed on November 3, 2009, therefore the product table reflects sales for legacy Schering-Plough products only for 2010. Also, prior to the Merger, sales of Zetia and Vytorin were primarily recognized by the MSP Partnership and the results of Old Merck’s interest in the MSP Partnership were recorded in Equity income from affiliates. As a result of the Merger, the MSP Partnership is wholly-owned by the Company. Activity resulting from the sale of MSP Partnership products after the Merger has been consolidated with Merck’s results. Sales of Zetia and Vytorin in 2009 reflect Old Merck’s sales of these products in Latin America which was not part of the MSP Partnership.

(2)	These amounts do not reflect sales of vaccines sold in most major European markets through the Company’s joint venture, Sanofi Pasteur MSD, the results of which are reflected in Equity income from affiliates. These amounts do, however, reflect supply sales to Sanofi Pasteur MSD.

(3)	Other pharmaceutical primarily includes sales of other human pharmaceutical products, including products within the franchises not listed separately.

(4)	Reflects other non-reportable segments, including Animal Health and Consumer Care, and revenue from the Company’s relationship with AZLP primarily relating to sales of Nexium, as well as Prilosec. Revenue from AZLP was $240.8 million and $386.4 million for the second quarter of 2010 and 2009, respectively, and was $604.7 million and $742.1 million for the first six months of 2010 and 2009, respectively.

(5)	Other revenues are primarily comprised of miscellaneous corporate revenues, third-party manufacturing sales, sales related to divested products or businesses and other supply sales not included in segment results.
The provision for discounts includes indirect customer discounts that occur when a contracted customer purchases directly through an intermediary wholesale purchaser, known as chargebacks, as well as indirectly in the form of rebates owed based upon definitive contractual agreements or legal requirements with private sector and public sector (Medicaid and Medicare Part D) benefit providers, after the final dispensing of the product by a pharmacy to a benefit plan participant. These discounts, in the aggregate, reduced revenues by $1,108.9 million and $541.9 million for the three months ended June 30, 2010 and 2009, respectively, and by $2,271.3 million and $1,004.0 million for the six months ended June 30, 2010 and 2009, respectively. These increases were driven primarily by the inclusion of legacy Schering-Plough and MSP Partnership amounts. Inventory levels at key wholesalers for each of the Company’s major pharmaceutical products are generally less than one month.
Pharmaceutical Segment Revenues
Bone, Respiratory, Immunology and Dermatology
Worldwide sales for Singulair, a once-a-day oral medicine indicated for the chronic treatment of asthma and for the relief of symptoms of allergic rhinitis, were $1.3 billion for the second quarter of 2010, comparable to the second quarter of 2009 reflecting price increases, offset by a spring allergy season that peaked early in the United States. Sales for the first six months of 2010 were $2.4 billion, an increase of 5% compared with the first six months of 2009. Sales growth in the year-to-date period was driven by price increases and foreign exchange. Singulair continues to be the number one prescribed branded product in the U.S. respiratory market. The patent that provides U.S. market exclusivity for Singulair expires in August 2012. Full year U.S. sales of Singulair were $3.0 billion in 2009. The Company expects that within the two years following patent expiration, it will lose substantially all U.S. sales of Singulair, with most of those declines coming in the first full year following patent expiration. In addition, the patent for Singulair will expire in a number of major European markets in August 2012 and the Company expects sales of Singulair in those markets will decline significantly thereafter.
International sales of Remicade, a treatment for inflammatory diseases, were $668.9 million for the second quarter of 2010 and were $1.3 billion for the first six months of 2010. Remicade is marketed by the Company outside of the United States (except in Japan and certain other Asian markets). Products that compete with Remicade have been launched over the past several years. Simponi, a once-monthly subcutaneous treatment for certain inflammatory diseases has been launched in ten countries including Canada, Germany and recently in Spain; launches in other international markets are planned. See Note 10 to the interim consolidated financial statements for a discussion of arbitration proceedings involving Remicade/Simponi.
Global sales of Nasonex nasal spray, an inhaled nasal corticosteroid for the treatment of nasal allergy symptoms, were $337.8 million for the second quarter of 2010 and were $657.6 million for the first six months of 2010.
Worldwide sales for Fosamax and Fosamax Plus D (marketed as Fosavance throughout the European Union (“EU”) and as Fosamac in Japan) for the treatment and, in the case of Fosamax, prevention of osteoporosis were $241.4 million for the second quarter of 2010 and were $471.8 million for the first six months of 2010 representing declines of 13% and 12%, respectively, over the comparable periods of 2009. These medicines have lost market exclusivity in the United States and have also lost market exclusivity for certain formulations in several major European markets. Accordingly, the Company is experiencing a decline in sales within the Fosamax franchise and the Company expects such declines to continue.
Global sales of Clarinex (marketed as Aerius in many countries outside the United States), a non-sedating antihistamine, were $202.3 million for the second quarter of 2010 and were $376.2 million for the first six months of 2010.
Other products included in the Bone, Respiratory, Immunology and Dermatology franchise include among others, Propecia, a product for the treatment of male pattern hair loss; Arcoxia for the treatment of arthritis and pain; and Asmanex, an inhaled corticosteroid for asthma.
In June 2010, the U.S. Food and Drug Administration (“FDA”) approved Dulera Inhalation Aerosol, a new fixed-dose combination asthma treatment for patients 12 years of age and older. Dulera is not indicated for the relief of acute bronchospasm. Dulera combines an inhaled corticosteroid with a long-acting beta2-agonist.

Cardiovascular
Sales of Zetia, a cholesterol-absorption inhibitor also marketed as Ezetrol outside the United States, and Vytorin, a combination product containing the active ingredients of both Zetia and Zocor marketed outside the United States as Inegy, were $564.0 million and $490.0 million, respectively, for the second quarter of 2010 and were $1.1 billion and $966.7 million, respectively, for the first six months of 2010. Prior to the Merger, most sales of these products were recognized by the MSP Partnership and the results of Old Merck’s interest in the MSP Partnership were recorded in Equity income from affiliates see “Selected Joint Venture and Affiliate Information” below. As a result of the Merger, the MSP Partnership became wholly-owned by the Company and therefore revenues from these products are now reflected in Sales. Total sales of Zetia and Vytorin, including the sales recognized through the MSP Partnership in 2009, were $556.2 million and $532.3 million, respectively, for the second quarter of 2009 and were $1.1 billion and $1.0 billion, respectively, for the first six months of 2009.
Global sales of Integrilin Injection, a treatment for patients with acute coronary syndrome, which is sold by the Company in the United States and Canada, were $69.9 million for the second quarter of 2010 and were $140.0 million for the first six months of 2010.
Diabetes and Obesity
Global sales of Januvia, Merck’s dipeptidyl peptidase-4 (“DPP-4”) inhibitor for the treatment of type 2 diabetes, were $599.7 million in the second quarter of 2010, an increase of 30% compared with the second quarter of 2009 and were $1.1 billion in the first six months of 2010, an increase of 27% compared with the first six months of 2009, reflecting continued growth both in the United States and internationally. DPP-4 inhibitors represent a class of prescription medications that improve blood sugar control in patients with type 2 diabetes by enhancing a natural body system called the incretin system, which helps to regulate glucose by affecting the beta cells and alpha cells in the pancreas.
Worldwide sales of Janumet, Merck’s oral antihyperglycemic agent that combines sitagliptin (Merck’s DPP-4 inhibitor, Januvia) with metformin in a single tablet to target all three key defects of type 2 diabetes, were $218.2 million for the second quarter of 2010, an increase of 41% compared with the second quarter of 2009 and were $418.9 million for the first six months of 2010, an increase of 48% compared with the same period in 2009.
Infectious Disease
Global sales for Isentress, an HIV integrase inhibitor for use in combination with other antiretroviral agents for the treatment of HIV infection, were $267.0 million in the second quarter of 2010, an increase of 55% compared with the second quarter of 2009. Sales for the first six months of 2010 were $499.0 million, an increase of 56% compared with the first six months of 2009. These results reflect positive performance in the United States, as well as internationally, resulting from the continued uptake since launch. Isentress works by inhibiting the insertion of HIV DNA into human DNA by the integrase enzyme. Inhibiting integrase from performing this essential function limits the ability of the virus to replicate and infect new cells.
Worldwide sales of PegIntron for treating chronic hepatitis C were $184.6 million for the second quarter of 2010 and were $370.9 million for the first six months of 2010.
Sales of Primaxin, an anti-bacterial product, were $157.5 million in the second quarter of 2010, a decline of 2% compared with the second quarter of 2009 and were $316.6 million in the first six months of 2010, a decline of 2% compared with the same period in 2009, primarily reflecting competitive pressures. Patents on Primaxin have expired worldwide. Accordingly, the Company is experiencing a decline in sales of this product and the Company expects the decline to continue.
Other products contained in the Infectious Disease franchise include among others, Cancidas, an anti-fungal product; Avelox, a fluoroquinolone antibiotic for the treatment of certain respiratory and skin infections; Invanz for the treatment of certain infections; Rebetol for use in combination with PegIntron for treating chronic hepatitis C; and Crixivan and Stocrin, antiretroviral therapies for the treatment of HIV infection.
Mature Brands
Merck’s mature brands are human health pharmaceutical products that are approaching the expiration of their marketing exclusivity or are no longer protected by patents in developed markets, but continue to be a core part of the Company’s offering in other markets around the world.
Global sales of Cozaar and its companion agent Hyzaar (a combination of Cozaar and hydrochlorothiazide) were $485.1 million for the second quarter of 2010, a decrease of 46% compared with the second quarter of 2009. Sales for the first six months of 2010 were $1.3 billion, a decline of 27% compared with the first six months of 2009. Cozaar and Hyzaar lost patent protection in a number of major European markets in March and February 2010, respectively. In addition, the patents that provided U.S. market exclusivity for Cozaar and Hyzaar expired in April 2010. Accordingly, the Company is experiencing a significant decline in Cozaar/Hyzaar worldwide sales and the Company expects such decline to continue.

Other products contained in the Mature Brands franchise include among others, Zocor, a statin for modifying cholesterol; prescription Claritin for the treatment of seasonal outdoor allergies and year-round indoor allergies; Vasotec/Vaseretic for hypertension and/or heart failure; Proscar, a urology product for the treatment of symptomatic benign prostate enlargement; and Proventil inhalation aerosol for the relief of bronchospasm.
Neurosciences and Ophthalmology
Global sales of Maxalt, Merck’s tablet for the treatment of acute migraine, were $133.1 million for the second quarter of 2010, a 5% decrease from the second quarter of 2009 reflecting the generic availability of a competing product. Sales for the first six months of 2010 were $267.8 million, a decline of 2% from the same period in 2009.
Worldwide sales of ophthalmic products Cosopt and Trusopt were $123.3 million in the second quarter of 2010, a decline of 1% compared with the second quarter of 2009. Sales for the first six months of 2010 were $238.1 million, a decline of 3% from the same period in 2009. The patent that provided U.S. market exclusivity for Cosopt and Trusopt expired in October 2008. Cosopt has also lost market exclusivity in a number of major European markets. Trusopt will lose market exclusivity in a number of major European markets in April 2012 and the Company expects sales in those markets to decline significantly thereafter.
Other products contained in the Neurosciences and Ophthalmology franchise include among others, Remeron, an antidepressant; and Subutex/Suboxone for the treatment of opiate addiction.
In March 2010, Merck sold the rights to Subutex/Suboxone back to Reckitt Benckiser Group PLC (“Reckitt”). The rights to the products in most major markets reverted to Reckitt on July 1, 2010; the remainder will revert to Reckitt on January 1, 2011.
Oncology
Sales of Temodar, a treatment for certain types of brain tumors, were $271.4 million for the second quarter of 2010 and were $545.2 million in the first six months of 2010. In January 2010, the Company announced that the U.S. District Court for the District of Delaware ruled against the Company in a patent infringement suit against Teva Pharmaceuticals USA Inc. (“Teva”) (see Note 10 to the interim consolidated financial statements). The decision is being appealed. In March 2010, Merck and Teva reached an agreement regarding Teva’s U.S. generic version of Temodar pending the resolution of Merck’s appeal to the Federal Circuit concerning the Temodar patent. Under the agreement, Teva will not market a generic product until the Federal Circuit either upholds the lower court’s decision or August 2013, subject to certain conditions. Temodar lost patent exclusivity in the EU in 2009 and generic products are being marketed.
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
Worldwide sales of Gardasil recorded by Merck were $218.6 million in the second quarter of 2010, a decline of 18% compared with the second quarter of 2009. Sales in the first six months of 2010 were $451.2 million, a decline of 15% compared with the first six months of 2009. Gardasil, the world’s top-selling human papillomavirus (“HPV”) vaccine, is indicated for girls and women 9 through 26 years of age for the prevention of cervical, vulvar and vaginal cancers, precancerous or dysplastic lesions, and genital warts caused by HPV types 6, 11, 16 and 18. Gardasil is also approved in the United States for use in boys and men ages 9 through 26 years of age for the prevention of genital warts caused by HPV types 6 and 11. Sales performance in the second quarter and first six months of 2010 was driven primarily by declines in the United States which continue to be affected by the saturation of the 13 to 18 year-old female cohort due to rapid early uptake, and ongoing challenges in vaccinating the 19 to 26 year-old female age group.
Global sales of RotaTeq, a vaccine to help protect against rotavirus gastroenteritis in infants and children, recorded by Merck were $138.6 million in the second quarter of 2010, an increase of 10% compared with the second quarter of 2009. Sales for the first six months of 2010 were $231.3 million, a decline of 11% compared with the first six months of 2009. Sales in the second quarter and first half of 2010 benefited from a temporary competitor suspension issue.
Old Merck has received regulatory approvals in the United States and certain other markets to increase its manufacturing capacity for the Company’s varicella zoster virus (“VZV”)-containing vaccines. The Company is manufacturing bulk varicella and is producing doses of Varivax and Zostavax. A limited quantity of ProQuad became available in the United States for ordering in the second quarter of 2010. Actual market demand will dictate how long supply will last. Sales of ProQuad were $47.3 million in the second quarter of 2010.

Merck’s sales of Varivax, a vaccine for the prevention of chickenpox (varicella), were $214.6 million for the second quarter of 2010 compared with $229.5 million for the second quarter of 2009 and were $451.4 million for the first six months of 2010 compared with $420.9 million for the first six months of 2009. Sales in the first six months of 2010 include $48 million of revenue as a result of government purchases for the U.S. Centers for Disease Control and Prevention’s (“CDC”) Strategic National Stockpile. Merck’s sales of M-M-R II, a vaccine to help protect against measles, mumps and rubella, were $77.6 million for the second quarter of 2010 compared with $93.7 million for the second quarter of 2009 and were $160.3 million for the first six months of 2010 compared with $155.4 million for the first six months of 2009.
Merck’s sales of Zostavax, a vaccine to help prevent shingles (herpes zoster), were $18.3 million for the second quarter of 2010 as compared with $42.4 million in the second quarter of 2009 reflecting supply constraints. Sales for the first six months of 2010 were $113.5 million compared with $117.5 million for the first six months of 2009. Customers will experience backorders, or periods where they are unable to place orders, for Zostavax throughout 2010 and possibly into 2011. Due to supply constraints, no international launches or immunization programs are currently planned for this year or 2011.
The Company’s HIB-containing vaccine Comvax became available in the third quarter of 2010. The Company expects the dialysis formulation of Recombivax HB, hepatitis B vaccine, will become available in the third quarter of 2010. The Company does not anticipate availability of the adult formulation of Recombivax HB for the remainder of 2010.
In April 2010, Merck and MassBiologics (“MBL”) of the University of Massachusetts Medical School announced that they had entered into an agreement that provides Merck with exclusive rights to market and distribute MBL’s tetanus and diphtheria toxoids adsorbed (“Td”) vaccine in the United States, with the exception of Massachusetts, where MBL will continue distributing the vaccine. Merck began distributing the Td vaccine in June 2010.
Women’s Health and Endocrine
Worldwide sales of NuvaRing, a contraceptive product, were $144.8 million for the second quarter of 2010 and $280.0 million for the first six months of 2010. Global sales of Follistim/Puregon, a fertility treatment, were $136.7 million for the second quarter of 2010 and $270.5 million for the first six months of 2010. Follistim/Puregon lost market exclusivity in the EU in August 2009.
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
Other
Animal Health
Animal Health includes pharmaceutical and vaccine products for the prevention, treatment and control of disease in all major farm and companion animal species. Animal Health sales are affected by intense competition and the frequent introduction of generic products. Global sales of Animal Health totaled $731.1 million for the second quarter of 2010 and $1.4 billion for the first six months of 2010, reflecting continued strong performance among cattle, poultry and swine products. During the first quarter of 2010, the Company entered into an agreement to combine its Animal Health business with Merial Limited to form an animal health joint venture. (See “Selected Joint Venture and Affiliate Information” below.)
Consumer Care
Global sales of Consumer Care products, which include over-the-counter (“OTC”), foot care and sun care products, were $421.5 million for the second quarter of 2010 and were $800.0 million for the first half of 2010 driven by strong sales for Claritin and sun care products, as well as continued demand for Dr. Scholl’s Custom Fit Orthotics. Consumer Care product sales are affected by competition, frequent competitive product introductions and consumer spending patterns. Consumer Care products include among others, Dr. Scholl’s foot care products; Claritin non-drowsy antihistamines; MiraLAX, a treatment for occasional constipation; and Coppertone sun care products.

In April 2010, Zegerid OTC, a new over-the-counter option for treating frequent heartburn without a prescription, became available in drug stores, grocery stores, mass merchandisers and club stores nationwide. Zegerid was approved by the FDA in December 2009 for OTC use.
Costs, Expenses and Other
In February 2010, the Company announced the first phase of a new global restructuring program (the “Merger Restructuring Program”) in conjunction with the integration of the legacy Merck and legacy Schering-Plough businesses. This Merger Restructuring Program is intended to optimize the cost structure of the combined Company. On July 6, 2010, the Company announced the next phase of the Merger Restructuring Program. As part of the first and second phases of the Merger Restructuring Program, which the Company anticipates will be substantially completed by the end of 2012, the Company expects to reduce its total workforce by approximately 15% across the Company worldwide. The Company also plans to eliminate 2,500 vacant positions. These workforce reductions will primarily come from the elimination of duplicative positions in sales, administrative and headquarters organizations, as well as from the sale or closure of certain manufacturing and research and development sites. The Company will continue to hire new employees in strategic growth areas of the business as necessary during this period. Merck plans to phase out operations at certain research and manufacturing sites, as well as to continue to consolidate office facilities worldwide. Over the next two years, operations will be phased out at eight research sites which include: Montreal, Canada; Boxmeer (Nobilon facility only), Oss, and Schaijk, Netherlands; Odense, Denmark; Waltrop, Germany; Newhouse, Scotland; and Cambridge (Kendall Square), Massachusetts. Beginning in the second half of 2010, the Company will phase out operations at eight manufacturing facilities and these sites will exit the global network as activities are transferred to other locations. Specifically, the Company intends to cease manufacturing activities at its facilities in Comazzo, Italy; Cacem, Portugal; Azcapotzalco, Mexico; Coyoacan, Mexico, and Santo Amaro, Brazil, and intends to sell the Mirador, Argentina and Miami Lakes, Florida, facilities. In Singapore, chemical manufacturing will be phased out at the legacy Merck site, but it will continue at the legacy Schering-Plough site. The Company’s extensive pharmaceutical manufacturing operations will continue at both Singapore facilities. The Company will continue to pursue productivity efficiencies and evaluate its manufacturing supply chain capabilities on an ongoing basis.
In connection with the Merger Restructuring Program, separation costs under the Company’s existing severance programs worldwide were recorded in the fourth quarter of 2009 to the extent such costs were probable and reasonably estimable. The Company commenced accruing costs related to enhanced termination benefits offered to employees under the Merger Restructuring Program in the first quarter of 2010 when the necessary criteria were met. The Company recorded total pretax restructuring costs of $830.2 million and $1.1 billion in the second quarter and first six months of 2010, respectively, related to this program. The first and second phases of the Merger Restructuring Program are expected to be substantially completed by the end of 2012 with the cumulative pretax costs estimated to be approximately $3.5 billion to $4.3 billion. The Company estimates that approximately two-thirds of the cumulative pretax costs relate to cash outlays, primarily from employee separation expense. Approximately one-third of the cumulative pretax costs are non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested. The Company expects the first and second phases of the Merger Restructuring Program to result in annual savings in 2012 of approximately $2.7 billion to $3.1 billion. These costs savings, which are expected to come from all areas of the Company’s pharmaceutical business, are in addition to the previously announced ongoing cost reduction initiatives at both legacy companies. Additional savings will come from non-restructuring-related activities, such as the Company’s ongoing procurement savings initiative.
In October 2008, Old Merck announced a global restructuring program (the “2008 Restructuring Program”) to reduce its cost structure, increase efficiency, and enhance competitiveness. As part of the 2008 Restructuring Program, the Company expects to eliminate approximately 7,200 positions — 6,800 active employees and 400 vacancies — across the Company worldwide by the end of 2011. Pretax restructuring costs of $65.5 million and $192.3 million were recorded in the second quarter of 2010 and 2009, respectively, and $130.4 million and $366.9 million were recorded in the first six months of 2010 and 2009, respectively, related to the 2008 Restructuring Program. The 2008 Restructuring Program is expected to be substantially completed by the end of 2011 with the total pretax costs estimated to be $1.6 billion to $2.0 billion. The Company estimates that two-thirds of the cumulative pretax costs relate to cash outlays, primarily from employee separation expense. Approximately one-third of the cumulative pretax costs are non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested. Merck expects the 2008 Restructuring Program to yield cumulative pretax savings of $3.8 billion to $4.2 billion from 2008 to 2013.
The Company anticipates that total costs associated with restructuring activities in 2010 for the Merger Restructuring Program and the 2008 Restructuring Program will be in the range of $1.7 billion to $2.0 billion.
The costs associated with all of these restructuring activities are primarily comprised of accelerated depreciation and separation costs recorded in Materials and production, Research and development and Restructuring costs (see Note 3 to the interim consolidated financial statements).
Materials and production costs were $4.5 billion for the second quarter of 2010 compared with $1.4 billion for the second quarter of 2009 and were $9.8 billion in the first six months of 2010 compared with $2.7 billion in the first six months of 2009.

Materials and production costs include expenses related to the sale of legacy Schering-Plough products in the second quarter and first half of 2010. Additionally, in the second quarter and first six months of 2010, these costs include $1.1 billion and $2.3 billion, respectively, of expense for the amortization of intangible assets and $560.7 million and $1.8 billion, respectively, of amortization of purchase accounting adjustments to Schering-Plough’s inventories recognized as a result of the Merger. Also included in materials and production costs were costs associated with restructuring activities which amounted to $224.3 million and $47.1 million in the second quarter of 2010 and 2009, respectively, and totaled $281.1 million and $69.3 million in the first six months of 2010 and 2009, respectively, substantially all of which represents accelerated depreciation associated with the planned closure of manufacturing facilities.
Gross margin was 59.9% in the second quarter of 2010 compared with 77.1% in the second quarter of 2009. The amortization of intangible assets and purchase accounting adjustments to inventories recorded in 2010 as a result of the Merger and the restructuring charges reflected in both periods as noted above had an unfavorable effect on gross margin of 16.6 and 0.8 percentage points, respectively. Gross margin was 57.1% in the first six months of 2010 compared with 76.2% in the same period of 2009, which reflect 18.9 and 0.6 unfavorable effects, respectively, relating to the amortization recognized in 2010 and restructuring charges.
Marketing and administrative expenses were $3.2 billion in the second quarter of 2010 compared with $1.7 billion in the second quarter of 2009 and were $6.4 billion in the first six months of 2010 compared with $3.4 billion in the first six months of 2009 driven largely by the inclusion of expenses related to legacy Schering-Plough activities. Included in marketing and administrative expenses were $74.8 million and $154.3 million of merger-related costs which were recognized in the second quarter and first six months of 2010, respectively, consisting largely of integration costs compared with $43.6 million and $50.2 million of such expenses, respectively, in the corresponding periods of 2009. Also, marketing and administrative expenses in the second quarter and first six months of 2010 reflect the impact of reserving an additional $30 million and $60 million, respectively, solely for future legal defense costs for Vioxx litigation and for the first six months of 2010 an additional $20 million solely for future legal defense costs for Fosamax litigation. Costs for the second quarter and first six months of 2009 include the impact of reserving an additional $25 million solely for future legal defense costs for Fosamax litigation. These increases in marketing and administrative expenses were partially offset by initiatives to reduce the cost base. Separation costs associated with sales force reductions have been incurred and are reflected in Restructuring costs as discussed below.
Research and development expenses were $2.2 billion for the second quarter of 2010 compared with $1.4 billion in the second quarter of 2009 and were $4.2 billion in the first six months of 2010 compared with $2.6 billion for the first six months of 2009. The increases in 2010 were due largely to incremental expenditures associated with the inclusion of legacy Schering-Plough results. In addition, expenses in the second quarter and first six months of 2010 reflect $143.7 million and $149.9 million, respectively, of accelerated depreciation and asset abandonment costs associated with restructuring activities. Expenses in the second quarter and first six months of 2009 reflect $107.8 million and $195.9 million, respectively, of costs related to restructuring activities, substantially all of which represent accelerated depreciation. Additionally, expenses in the second quarter and first six months of 2010 include a $50 million payment related to the restructuring of Merck’s agreement with ARIAD Pharmaceuticals, Inc. (“ARIAD”) as discussed below, while research and development expenses for the second quarter and first six months of 2009 reflect $120 million of upfront payments associated with external licensing activity. Also, expenses for the first six months of 2010 include $27 million of impairment charges associated with in-process research and development (“IPR&D”) for previously in-licensed projects capitalized in connection with the Merger that were subsequently abandoned in connection with the Company’s pipeline prioritization review and returned to the respective licensors. The Company may recognize additional non-cash impairment charges in the future for the cancellation of other legacy Schering-Plough pipeline programs that were measured at fair value and capitalized in connection with the Merger.
In May 2010, Merck announced that it had restructured its co-development and co-commercialization agreement with ARIAD for ridaforolimus, an investigational orally available mTOR inhibitor currently being evaluated for the treatment of multiple cancer types, to an exclusive license agreement. Under the restructured agreement, Merck has acquired full control of the development and worldwide commercialization of ridaforolimus. ARIAD received a $50 million upfront fee, which the Company recorded as research and development expense in the second quarter of 2010, and is eligible to receive milestone payments associated with regulatory filings and approvals of ridaforolimus in multiple cancer indications and achievement of significant sales thresholds. In lieu of the profit split on U.S. sales provided for in the previous agreement, ARIAD will now receive royalties on global net sales of ridaforolimus, and all sales will be recorded by Merck. Merck will assume responsibility for all activities and has acquired decision rights on matters relating to the development, manufacturing and commercialization of ridaforolimus. The Investigational New Drug application has been transferred to Merck, and Merck will file the marketing application worldwide for any oncology indications and lead all interactions with regulatory agencies. The agreement is terminable by Merck upon nine months notice, or immediately upon a good faith determination of a serious safety issue. The agreement is terminable by either party as a result of insolvency by the other party or an uncured material breach by the other party or by ARIAD for a failure by Merck to perform certain product development responsibilities.

Restructuring costs, primarily representing separation and other related costs associated with restructuring activities, were $526.3 million and $37.4 million in the second quarter of 2010 and 2009, respectively, and were $814.0 million and $101.7 million in the first six months of 2010 and 2009, respectively. Of the amounts recorded in the second quarter and first six months of 2010, $515.2 million and $767.0 million, respectively, related to the Merger Restructuring Program, $19.0 million and $54.8 million, respectively, related to the 2008 Restructuring Program and the remainder related to the legacy Schering-Plough Productivity Transformation Program. All of the costs recognized in 2009 related to the 2008 Restructuring Program. Separation costs of $385.7 million and $16.7 million for the second quarter of 2010 and 2009, respectively, and $613.4 million and $44.9 million for the first six months of 2010 and 2009, respectively, were incurred associated with actual headcount reductions, as well as estimated expenses under existing severance programs for headcount reductions that were probable and could be reasonably estimated. Merck eliminated 2,705 positions in the second quarter of 2010 of which 2,435 related to the Merger Restructuring Program, 240 related to the 2008 Restructuring Program and the remainder to the legacy Schering-Plough Productivity Transformation Program. For the first six months of 2010, Merck eliminated 8,435 positions of which 7,585 related to the Merger Restructuring Program, 775 related to the 2008 Restructuring Program and the remainder to the legacy Schering-Plough Productivity Transformation Program. In the second quarter and first six months of 2009, approximately 925 positions and 1,975 positions, respectively, were eliminated in connection with the 2008 Restructuring Program. These position eliminations are comprised of actual headcount reductions, and the elimination of contractors and vacant positions. Also included in restructuring costs are curtailment, settlement and termination charges on pension and other postretirement benefit plans and shutdown costs. For segment reporting, restructuring costs are unallocated expenses. Additional costs associated with the Company’s restructuring activities are included in Materials and production costs and Research and development expenses. (See Note 3 to the interim consolidated financial statements.)
Equity income from affiliates, which reflects the performance of the Company’s joint ventures and other equity method affiliates, declined to $42.9 million in the second quarter of 2010 from $587.1 million for the second quarter of 2009 and declined to $180.4 million in the first six months of 2010 compared with $1.2 billion for the same period in 2009. Equity income from affiliates no longer includes equity income from the MSP Partnership, which became wholly-owned by the Company as a result of the Merger and therefore its results have been included in the consolidated results of the Company beginning on the date of the Merger, or from Merial Limited due to the sale of Old Merck’s interest in September 2009. In addition, lower partnership returns from AZLP also contributed to the decline. (See “Selected Joint Venture and Affiliate Information” below.)
Other (income) expense, net was $280.4 million of income in the second quarter of 2010 compared with $3.6 million of expense in the second quarter of 2009 and was $112.7 million of income in the first six months of 2010 compared with $63.6 million of income in the comparable prior year period. The change in other (income) expense, net in the second quarter and first six months of 2010 primarily reflects $443 million of income recognized in the second quarter of 2010 upon AstraZeneca’s asset option exercise (see “Selected Joint Venture and Affiliate Information” below), partially offset by higher interest expense and lower interest income largely attributable to the financing of the Merger, as well as lower realized gains on the Company’s investment portfolio. Also reflected in other (income) expense, net during the second quarter and first six months of 2009 is a charge of $80 million related to the settlement of the Company’s Vioxx third-party payor litigation in the United States. In addition, during the first six months of 2010, the Company recorded higher exchange losses of $80 million due to the Venezuelan currency devaluation, as well as $102 million of income on the settlement of certain disputed royalties. Effective January 11, 2010, the Venezuelan government devalued its currency from at BsF 2.15 per U.S. dollar to a two-tiered official exchange rate at (1) “the essentials rate” at BsF 2.60 per U.S. dollar and (2) “the non-essentials rate” at BsF 4.30 per U.S. dollar. The Company anticipates that its transactions will be settled at the essentials rate. Merck was required to remeasure its local currency operations in Venezuela to U.S. dollars as the Venezuelan economy was determined to be hyperinflationary. Other (income) expense, net included $9.8 million and $50.2 million of merger-related costs for the second quarter of 2010 and 2009, respectively, and $17.1 million and $62.7 million for the first six months of 2010 and 2009, respectively.
Segment Profits

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2010	2009	2010	2009

Pharmaceutical segment profits	$6,030.9	$3,632.2	$11,810.5	$6,883.7
Other non-reportable segment profits	585.1	450.2	1,265.5	918.4
Other	(5,375.2)	(2,115.1)	(11,219.4)	(4,051.8)

Income before income taxes	$1,240.8	$1,967.3	$1,856.6	$3,750.3

Segment profits are comprised of segment revenues less certain elements of materials and production costs and operating expenses, including components of equity income (loss) from affiliates and depreciation and amortization expenses. For internal management reporting presented to the chief operating decision maker, Merck does not allocate production costs, other than standard costs, research and development expenses and general and administrative expenses, as well as the cost of financing these activities. Separate divisions maintain responsibility for monitoring and managing these costs, including depreciation related to fixed assets utilized by these divisions and, therefore, they are not included in segment profits. Also excluded from the determination of segment profits are the amortization of purchase accounting adjustments, restructuring costs, taxes paid at the joint venture level and a portion of equity income. Additionally, segment profits do not reflect other expenses from corporate and manufacturing cost centers and other miscellaneous income (expense). These unallocated items are reflected in “Other” in the above table. Also included in Other are miscellaneous corporate profits, operating profits related to divested products or businesses, other supply sales and adjustments to eliminate the effect of double counting certain items of income and expense. The increase in Other during 2010 is primarily due to the amortization of purchase accounting adjustments and higher restructuring costs as a result of the Merger.
Pharmaceutical segment profits rose 66% and 72% in the second quarter and first six months of 2010, respectively, driven largely by the inclusion of legacy Schering-Plough results.
The effective tax rate of 37.1% for the second quarter of 2010 and 40.2% for the first six months of 2010, as compared with the statutory rate of 35%, reflects the unfavorable impact of purchase accounting charges, AstraZeneca’s asset option exercise and restructuring charges, largely offset by the beneficial impact of foreign earnings. In addition, the effective tax rate for the first six months of 2010 reflects the unfavorable impact of a $146.5 million charge associated with a change in tax law that requires taxation of the prescription drug subsidy of the Company’s retiree health benefit plans which was enacted in the first quarter of 2010 as part of U.S. health care reform legislation. The effective tax rate of 19.3% for the second quarter of 2009 and 18.8% for the first six months of 2009, as compared with the statutory rate of 35%, reflects the favorable impact of tax settlements and the beneficial impact of foreign earnings, partially offset by the unfavorable impact of restructuring charges.
Net income attributable to Merck & Co., Inc. was $752.4 million for the second quarter of 2010 compared with $1.6 billion for the second quarter of 2009 and was $1.1 billion for the first six months of 2010 compared with $3.0 billion for the same period in 2009. Earnings per common share assuming dilution attributable to Merck & Co., Inc. common shareholders (“EPS”) for the second quarter of 2010 were $0.24 compared with $0.74 in the second quarter of 2009 and were $0.33 in the first six months of 2010 compared with $1.41 in the first six months of 2009. The declines in net income and EPS in the second quarter and first six months of 2010 were primarily due to incremental costs as a result of the Merger, including the amortization of intangible assets and inventory step-up. In addition, higher restructuring costs and lower equity income from affiliates, as well as the impact of U.S. health care reform legislation also contributed to the declines. EPS in 2010 was also affected by the dilutive impact of shares issued in conjunction with the Merger. EPS and net income in the second quarter and first six months of 2010 were positively impacted by the gain recognized upon AstraZeneca’s asset option exercise.
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

A reconciliation between GAAP financial measures and non-GAAP financial measures is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions, except per share amounts)	2010	2009	2010	2009

Pretax income as reported under GAAP	$1,241	$1,967	$1,857	$3,750
Increase (decrease) for excluded items:
Purchase accounting adjustments	1,662	—	4,036	—
Restructuring costs	894	192	1,245	367
Merger-related costs	85	94	171	113
Other items:
AstraZeneca’s asset option exercise	(443)	—	(443)	—

	3,439	2,253	6,866	4,230

Taxes on income as reported under GAAP	461	379	746	706
Estimated tax benefit on excluded items	243	80	893	137
Tax charge related to U.S. health care reform	—	—	(147)	—

	704	459	1,492	843

Non-GAAP net income	$2,735	$1,794	$5,374	$3,387

EPS assuming dilution as reported under GAAP	$0.24	$0.74	$0.33	$1.41
EPS impact of excluded items	0.62	0.09	1.36	0.16

Non-GAAP EPS assuming dilution	$0.86	$0.83	$1.69	$1.57

Purchase Accounting Adjustments
Non-GAAP income and non-GAAP EPS exclude certain amounts recorded in connection with the Merger. These amounts include the amortization of inventory step-up and intangible assets, as well as IPR&D impairment charges.
Restructuring Costs
Non-GAAP income and non-GAAP EPS exclude costs related to restructuring actions, including restructuring activities related to the Merger (see Note 3 to the interim consolidated financial statements). These amounts include employee separation costs and accelerated depreciation associated with facilities to be closed or divested. The Company has undertaken restructurings of different types during the covered periods and therefore these charges should not be considered non-recurring; however, management excludes these amounts from non-GAAP income and non-GAAP EPS because it believes it is helpful for understanding the performance of the continuing business.
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
Certain Other Items
Non-GAAP income and non-GAAP EPS exclude certain other items. These items represent substantive, unusual items that are evaluated on an individual basis. Such evaluation considers both the quantitative and the qualitative aspect of their unusual nature and generally represent items that, either as a result of their nature or magnitude, management would not anticipate that they would occur as part of the Company’s normal business on a regular basis. Certain other items include the gain recognized upon AstraZeneca’s asset option exercise.
Tax Charge Related to U.S. Health Care Reform
Also excluded from non-GAAP income and non-GAAP EPS in the first six months of 2010 is a tax charge of $147 million, associated with a change in tax law that requires taxation of the prescription drug subsidy of the Company’s retiree health benefit plans which was enacted in the first quarter of 2010 as part of U.S. health care reform legislation.

Research and Development Update
In June 2010, the FDA approved Dulera Inhalation Aerosol (mometasone furoate and formoterol fumarate dihydrate), a new fixed-dose combination asthma treatment for patients 12 years of age and older. The Company expects to make a supplemental filing with the FDA in 2011 for Dulera for the treatment of chronic obstructive pulmonary disease (“COPD”).
In June 2010, the Committee for Medicinal Products for Human Use (“CHMP”) of the European Medicines Agency recommended marketing approval for Brinavess (vernakalant), an investigational intravenous formulation for the conversion of recent onset atrial fibrillation to sinus rhythm in adults. The CHMP issued the positive opinion following a review of data supporting the efficacy, safety and tolerability profile of vernakalant. The proposed indication for vernakalant is for the rapid conversion of recent onset of atrial fibrillation to sinus rhythm in adults: for non-surgery patients with atrial fibrillation of seven days or less and for post-cardiac surgery patients with atrial fibrillation of three days or less. Granting of marketing authorization by the EC is expected later this year and will apply to the 27 countries that are members of the EU plus Norway and Iceland. If approved by the EC, vernakalant would be the first product in a new class of pharmacologic agents for cardioversion of atrial fibrillation to launch in the EU. In April 2009, Cardiome Pharma Corp. and Merck announced a collaboration and license agreement for the development and commercialization of vernakalant.
Also, in June 2010, the CHMP adopted a positive opinion on the pending Marketing Authorization Application for Sycrest (asenapine) sublingual tablets. The CHMP recommended that the EC grant a marketing authorization for Sycrest for the treatment of moderate to severe manic episodes associated with bipolar I disorder in adults. The CHMP did not support an indication for the treatment of schizophrenia. Sycrest is an atypical antipsychotic medication that Merck markets as Saphris sublingual tablets in the United States. Saphris was approved by the FDA in August 2009 with indications for the acute treatment of schizophrenia in adults and for the acute treatment of manic or mixed episodes associated with bipolar I disorder with or without psychotic features in adults. The CHMP issued their opinion following a review of data supporting the efficacy, safety and tolerability of Sycrest from a clinical trial program involving more than 3,000 patients in schizophrenia and bipolar mania trials. Merck anticipates receiving a final EC decision regarding marketing authorization for Sycrest in the third quarter of 2010. The Commission decision will apply to all 27 EU Member States. Concurrently, Merck is continuing to pursue regulatory approval for asenapine in other parts of the world.
Merck continues to focus on building the brand awareness of Saphris. Also, Merck plans to launch a new supplemental formulation which will provide patients with a better taste option. Merck will continue to monitor and assess Saphris/Sycrest and the related intangible asset. If increasing the brand awareness, the new formulation or the launch of the product in the EU are not successful, it is possible that in the future the Company may take a non-cash impairment charge with respect to Saphris/Sycrest.
On August 4, 2010, the Company announced that its two pivotal Phase III registration studies for boceprevir, its investigational oral hepatitis C protease inhibitor, have been completed and met their primary endpoints. In both studies in patients with chronic hepatitis C genotype 1 infection, the addition of boceprevir to treatment with PegIntron (peginterferon alfa-2b) and Rebetol (ribavirin, USP) (Peg/riba) significantly increased the number of patients who achieved sustained virologic response compared to control groups that received Peg/riba plus placebo. Merck plans to submit a New Drug Application (“NDA”) for boceprevir to the FDA on a rolling basis, and expects to complete regulatory submissions in the United States and EU in 2010.
In second quarter of 2010, the Company terminated the internal clinical development program for vicriviroc which was being evaluated as first-line therapy for the treatment of HIV infection in treatment-naïve patients.
In the third quarter of 2010, the Company terminated the internal clinical development program for acadesine, an adenosine regulating agent for ischemia reperfusion injury in patients undergoing heart bypass surgery. Merck has decided to follow the recommendation of the independent Data Safety Monitoring Board (“DSMB”) to stop enrollment of the RED-CABG trial based upon the DSMB’s review of a pre-specified interim futility analysis which showed a low probability of the trial meeting its primary efficacy endpoint.
MK-8669, ridaforolimus, is a novel mTOR (mammalian target of rapamycin) inhibitor being evaluated for the treatment of cancer. A Phase III study (SUCCEED) in patients with metastatic soft-tissue or bone sarcoma is underway. As previously disclosed, the Company conducted a review of the results of a planned interim analysis of SUCCEED. The independent Data Monitoring Committee (“DMC”) recommended that the trial of oral ridaforolimus in patients with metastatic sarcomas continue to its final analysis, without modification to the study protocol. The Company now expects to file an NDA for ridaforolimus with the FDA in 2011.
In the second quarter of 2010, Merck filed a Supplemental Biologics License Application for Zostavax with the FDA. This application is in support of expanding the target population for use of Zostavax to individuals 50 years of age and older.
The Company previously announced that patient enrollment in the main component of the second pivotal trial for vorapaxar is complete. More than 12,500 patients with acute coronary syndrome have fully enrolled in the TRA-CER trial and will be followed for a minimum of one year. The estimated date of completion is mid-2011. The estimated completion date for the first pivotal trial for vorapaxar, the TRA-2P trial, is also mid-2011. The Company anticipates filing an NDA for vorapaxar with the FDA in 2011.
Additionally, IMPROVE-IT, a large cardiovascular outcomes study evaluating Zetia/Vytorin in patients with acute coronary syndrome, is now fully enrolled with 18,000 patients.

The chart below reflects the Company’s current research pipeline as of July 30, 2010. Candidates shown in Phase III include specific products. Candidates shown in Phase II include the most advanced compound with a specific mechanism or, if listed compounds have the same mechanism, they are each currently intended for commercialization in a given therapeutic area. Small molecules and biologics are given MK-number or SCH-number designations and vaccine candidates are given V-number designations. Candidates in Phase I, additional indications in the same therapeutic area and additional claims, line extensions or formulations for in-line products are not shown.

Phase II
Allergy
SCH 900237, Immunotherapy(1)
Asthma
MK-0476C
Atrial Fibrillation
MK-6621 (vernakalant [oral])
Cancer
MK-0646 (dalotuzumab)
SCH 727965 (dinaciclib)
SCH 900105
SCH 900776
Clostridium difficile Infection
MK-3415A
Contraception, Medicated IUS
SCH 900342
COPD
SCH 527123
Hepatitis C
MK-7009 (vaniprevir)
Hot Flashes
MK-6913
Insomnia
MK-6096
Osteoporosis
MK-5442
Pediatric Vaccine
V419
Progeria
SCH 066336 (lonafarnib)
Schizophrenia
SCH 900435
Staph Infection
V710
Thrombosis
MK-4448 (betrixaban)

Phase III
Allergy
SCH 697243, Grass pollen(1)
SCH 039641, Ragweed(1)
Atherosclerosis
MK-0524A (extended-release niacin/ laropiprant) (U.S.)(2)
MK-0524B (extended-release niacin/ laropiprant/simvastatin)
MK-0859 (anacetrapib)
Cervical Cancer
V503
Contraception
SCH 900121 (NOMAC/E2) (U.S.)
Diabetes
MK-0431C (Januvia/pioglitazone)
Fertility
SCH 900962 (corifollitropin alfa injection) (U.S.)(2)
Glaucoma
MK-2452 (Saflutan) (U.S.)(3)
Hepatitis C
SCH 503034 (boceprevir)
Insomnia
MK-4305
Migraine
MK-0974 (telcagepant)
Neuromuscular Blockade Reversal
SCH 900616 (Bridion) (U.S.)(4)
Osteoporosis
MK-0822 (odanacatib)
Parkinson’s Disease
SCH 420814 (preladenant)
Sarcoma
MK-8669 (ridaforolimus)
Staph Infection
MK-3009 (daptomycin for injection)(5)
Thrombosis
SCH 530348 (vorapaxar)

Combination Products in Development(6)
Atherosclerosis
MK-0653C (Zetia/atorvastatin)
Diabetes
MK-0431D (Januvia/Zocor)
Diabetes
MK-0431A XR (Januvia/extended-release metformin)(U.S.)

Under Review
Asthma
SCH 418131 (Dulera) (EU)
Atrial Fibrillation
MK-6621 (Brinavess) (EU)(7)
Contraception
SCH 900121 (NOMAC/E2) (EU)
Schizophrenia/Bipolar I Disorder
SCH 900274 (Sycrest) (EU)

Footnotes:

(1)	North American rights only
(2)	Approved in Europe
(3)	Approved in certain countries in Europe and Japan
(4)	Approved in Europe and Japan
(5)	Japanese rights only
(6)	Fixed dose combinations anticipated to be submitted to FDA for MK-0653C in 2011, MK-0431D in 2010 and MK-0431A XR in 2010
(7)	Exclusive rights outside of the United States, Canada and Mexico to vernakalant (IV)
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
In connection with the 1998 restructuring, Astra purchased an option (the “Asset Option”) for a payment of $443.0 million, which was recorded as deferred income, to buy Old Merck’s interest in the KBI products, excluding the gastrointestinal medicines Nexium and Prilosec (the “Non-PPI Products”). On February 26, 2010, AstraZeneca notified the Company that it was exercising the Asset Option. Upon consummation of the exercise on April 30, 2010, Merck received $647 million from AstraZeneca, representing the net present value as of March 31, 2008 of projected future pretax revenue to be received by Old Merck from the Non-PPI Products, which was recorded as a reduction to the Company’s investment in AZLP. The Company recognized the $443.0 million of deferred income in the second quarter of 2010 as a component of Other (income) expense, net. In addition, in 1998, Old Merck granted Astra an option (the “Shares Option”) to buy Old Merck’s common stock interest in KBI and therefore, Old Merck’s interest in Nexium and Prilosec, exercisable two years after Astra’s exercise of the Asset Option. Astra can also exercise the Shares Option in 2017 or if combined annual sales of both products fall below a minimum amount since AstraZeneca’s Asset Option was exercised. The exercise price for the Shares Option is based on the net present value of estimated future net sales of Nexium and Prilosec as determined at the time of exercise, subject to certain true-up mechanisms.
Sanofi Pasteur MSD
Total vaccine sales reported by SPMSD were $237.4 million and $313.2 million in the second quarter of 2010 and 2009, respectively, and were $488.5 million and $656.5 million for the first six months of 2010 and 2009, respectively. The declines were primarily driven by lower sales of Gardasil. SPMSD sales of Gardasil were $82.3 million and $144.9 million for the second quarter of 2010 and 2009, respectively, and were $164.5 million and $309.0 million for the first six months of 2010 and 2009, respectively. The Company recognized minimal equity income from SPMSD for the second quarter and first six months of 2010 as a result of the decline in sales noted above.
Merck/Schering-Plough Partnership
As a result of the Merger (see Note 2), the MSP Partnership is wholly-owned by the Company. Activity resulting from the sale of MSP Partnership products Zetia and Vytorin after the Merger has been consolidated with Merck’s results. For a discussion of the performance of these products in 2010 see “Sales” above. The results of the MSP Partnership prior to the date of the Merger are reflected in Equity income from affiliates. The MSP Partnership reported combined global sales of Zetia and Vytorin of $1.0 billion and $2.0 billion for the second quarter and first six months of 2009, respectively. Worldwide sales of Zetia were $513.5 million and $992.8 million, respectively, and global sales of Vytorin were $519.9 million $985.9 million, respectively, for the second quarter and first six months of 2009.
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

Liquidity and Capital Resources

	June 30,	December 31,
($ in millions)	2010	2009

Cash and investments	$11,988.2	$10,036.8
Working capital	10,833.0	12,734.8
Total debt to total liabilities and equity	16.9%	15.5%

During the first six months of 2010, cash provided by operating activities was $4.7 billion compared with $1.5 billion in the first six months of 2009. Cash provided by operating activities in the first six months of 2009 was negatively affected by $1.4 billion of payments into the Vioxx settlement funds and a $660 million payment made in connection with the previously disclosed settlement with the CRA. On an ongoing basis, cash provided by operations will continue to be the Company’s primary source of funds to finance operating needs and capital expenditures. Cash used in investing activities was $2.7 billion in the first six months of 2010 compared with $4.0 billion of cash provided by investing activities in the first six months of 2009 reflecting lower proceeds from the sales of securities and other investments and higher purchases of securities and other investments, as well as a decrease in restricted cash in the prior year period, partially offset by the proceeds received in 2010 related to AstraZeneca’s asset option exercise. Cash used in financing activities in the first six months of 2010 was $2.5 billion compared with cash provided by financing activities of $2.6 billion in the first six months of 2009 primarily driven by lower proceeds from the issuance of debt, purchases of treasury stock, increased dividends paid to stockholders and higher payments on debt, partially offset by an increase in short-term borrowings and higher proceeds from the exercise of stock options.
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
In addition, as previously disclosed, the CRA has proposed additional adjustments for 1999 and 2000, respectively, relating to other intercompany pricing matters. The adjustments would increase Canadian tax due by approximately $322 million (U.S. dollars) plus approximately $344 million (U.S. dollars) of interest through June 30, 2010. The Company disagrees with the positions taken by the CRA and believes they are without merit. The Company contested the assessments through the CRA appeals process without resolution and is preparing to litigate these issues in the courts. The CRA is expected to prepare similar adjustments for later years. Management believes that resolution of these matters will not have a material effect on the Company’s financial position or liquidity.
In connection with the appeals process discussed above related to 1999 and 2000, Old Merck pledged collateral to two financial institutions, one of which provided a guarantee to the CRA and the other to the Quebec Ministry of Revenue representing a portion of the tax and interest assessed. Certain of the cash and investments are collateralized for guarantees required to appeal these Canadian tax disputes. The collateral is included in Deferred income taxes and other current assets and Other assets in the Consolidated Balance Sheet and totaled approximately $310 million and $290 million at June 30, 2010 and December 31, 2009, respectively.
The Internal Revenue Service has issued a Revenue Agent’s Report (“RAR”) to Merck dated April 19, 2010 pertaining to the former Schering-Plough for the years 2003 to 2006. The proposed adjustments to income contained in the original report amounted to approximately $1 billion and relate to certain intercompany pricing matters. On June 23, 2010, the Company reached an agreement with the IRS on these intercompany pricing matters, which resulted in an adjustment to income for those years of approximately $350 million. Tax reserves were adequate to cover the settlement and most of the tax associated with this income adjustment will reduce net operating losses (“NOLs”) and other tax credit carryforwards. The RAR has been revised to reflect this agreement.
Capital expenditures totaled $679.8 million and $600.3 million for the first six months of 2010 and 2009, respectively. Capital expenditures for full year 2010 are estimated to be $1.9 billion.
Dividends paid to stockholders were $2.4 billion and $1.6 billion for the first six months of 2010 and 2009, respectively. In May and July 2010, the Board of Directors declared a quarterly dividend of $0.38 per share on the Company’s common stock for the third and fourth quarters of 2010. Also in May 2010, the Board of Directors declared a quarterly dividend of $3.67 per share on the 6% mandatory convertible preferred stock for the third quarter of 2010.

The Company purchased $1.3 billion of its common stock (38.1 million shares) for its treasury during the first six months of 2010. The Company has approximately $1.7 billion remaining under the November 2009 treasury stock purchase authorization.
In June 2010, the Company closed on a new $2.0 billion, 364-day credit facility and terminated both Old Merck’s $1.0 billion incremental facility due to expire in November 2010 and its $1.5 billion revolving credit facility scheduled to mature in April 2013. The Company’s $2.0 billion credit facility maturing in August 2012 remains outstanding. Both outstanding facilities provide backup liquidity for the Company’s commercial paper borrowing facility and are to be used for general corporate purposes. The Company has not drawn funding from either facility.
On August 13, 2010, the Company’s outstanding 6% mandatory convertible preferred stock will automatically convert into common shares of the Company and cash. As of June 30, 2010, there were 853,158 shares of preferred stock outstanding which would convert into approximately $70 million and approximately 4 million Merck common shares.
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
Item 4. Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures over financial reporting for the period covered by this Form 10-Q. Based on this assessment, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2010, the Company’s disclosure controls and procedures are effective. During the quarter, the Company implemented an enterprise wide resource planning system (SAP) in several of the Company’s U.S. business units. Since the implementation included extensive modifications and automation to the design and operation of various aspects of the control environment, the Company continues to monitor the business and financial operations of those U.S business units. The Company is also continuing to move forward with its plans to integrate the business operations of the legacy companies. These actions will include additional modifications to the control environment over financial reporting.

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

PART II — Other Information
Item 1. Legal Proceedings
The information called for by this Item is incorporated herein by reference to Note 10 included in Part I, Item 1, Financial Statements (unaudited) — Notes to Consolidated Financial Statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities for the three months ended June 30, 2010 were as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

			($ in millions)
	Total Number	Average Price	Approximate Dollar Value of Shares
	of Shares	Paid Per	That May Yet Be Purchased
Period	Purchased(1)	Share	Under the Plans or Programs(1)

April 1 - April 30, 2010	0	—	$3,000.0

May 1 - May 31, 2010	14,249,400	$32.62	$2,535.1

June 1 - June 30, 2010	23,867,500	$34.87	$1,702.8

Total	38,116,900	$34.03	$1,702.8

(1)	All shares purchased during the period were made as part of a plan approved by the Board of Directors in November 2009 to purchase up to $3 billion in Merck shares.

Item 6. Exhibits

Number	Description

3.1	Restated Certificate of Incorporation of Merck & Co., Inc. (November 3, 2009) – Incorporated by reference to Current Report on Form 8-K filed on November 4, 2009

3.2	By-Laws of Merck & Co., Inc. (effective November 3, 2009) – Incorporated by reference to Current Report on Form 8-K filed November 4, 2009

10.1	MSD Special Separation Program for “Bridged” Employees (effective as of November 3, 2009, revised March 15, 2010)

10.2	MSD Special Separation Program for “Separated Retirement Eligible” Employees (effective as of November 3, 2009, revised March 15, 2010)

10.3	MSD Special Separation Program for “Separated” Employees (effective as of November 3, 2009, revised March 15, 2010)

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101
The following materials from Merck & Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Cash Flow, and (iv) Notes to Consolidated Financial Statements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCK & CO., INC.
Date: August 6, 2010	/s/ Bruce N. Kuhlik
BRUCE N. KUHLIK
Executive Vice President and General Counsel

Date: August 6, 2010	/s/ John Canan
JOHN CANAN
Senior Vice President Finance - Global Controller

EXHIBIT INDEX

Number	Description

3.1	Restated Certificate of Incorporation of Merck & Co., Inc. (November 3, 2009) – Incorporated by reference to Current Report on Form 8-K filed on November 4, 2009

3.2	By-Laws of Merck & Co., Inc. (effective November 3, 2009) – Incorporated by reference to Current Report on Form 8-K filed November 4, 2009

10.1	MSD Special Separation Program for “Bridged” Employees (effective as of November 3, 2009, revised March 15, 2010)

10.2	MSD Special Separation Program for “Separated Retirement Eligible” Employees (effective as of November 3, 2009, revised March 15, 2010)

10.3	MSD Special Separation Program for “Separated” Employees (effective as of November 3, 2009, revised March 15, 2010)

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101
The following materials from Merck & Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Cash Flow, and (iv) Notes to Consolidated Financial Statements.