Form 10-Q
period 2010-09-30
Merck & Co. Inc.
filed 2010-11-08
CIK 310158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 1-6571
Merck & Co., Inc.
One Merck Drive
Whitehouse Station, N.J. 08889-0100
(908) 423-1000

Incorporated in New Jersey	I.R.S. Employer Identification No. 22-1918501
The number of shares of common stock outstanding as of the close of business on October 29, 2010: 3,080,880,847
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
Signatures
EXHIBIT INDEX
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I — Financial Information
Item 1. Financial Statements
MERCK & CO., INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF INCOME
(Unaudited, $ in millions except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Sales	$11,124.9	$6,049.7	$33,893.3	$17,334.8

Costs, Expenses and Other
Materials and production	4,191.4	1,430.3	13,955.9	4,118.0
Marketing and administrative	3,217.9	1,725.5	9,666.8	5,088.0
Research and development	2,296.4	1,254.0	6,474.0	3,873.5
Restructuring costs	49.6	42.4	863.6	144.1
Equity income from affiliates	(236.4)	(688.2)	(416.8)	(1,861.2)
Other (income) expense, net	1,108.3	(2,791.1)	995.6	(2,854.7)

	10,627.2	972.9	31,539.1	8,507.7

Income Before Taxes	497.7	5,076.8	2,354.2	8,827.1
Taxes on Income	126.0	1,621.5	872.2	2,327.7

Net Income	$371.7	$3,455.3	$1,482.0	$6,499.4

Less: Net Income Attributable to Noncontrolling Interests	30.1	31.0	89.3	93.8
Net Income Attributable to Merck & Co., Inc.	$341.6	$3,424.3	$1,392.7	$6,405.6

Basic Earnings per Common Share Attributable to Merck & Co., Inc. Common Shareholders	$0.11	$1.62	$0.45	$3.03

Earnings per Common Share Assuming Dilution Attributable to Merck & Co., Inc. Common Shareholders	$0.11	$1.61	$0.44	$3.03

Dividends Declared per Common Share	$0.38	$0.38	$1.14	$1.14

The accompanying notes are an integral part of this consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited, $ in millions except per share amounts)

	September 30,	December 31,
	2010	2009

Assets
Current Assets
Cash and cash equivalents	$9,874.4	$9,311.4
Short-term investments	750.4	293.1
Accounts receivable (net of allowance for doubtful accounts of $171.7 in 2010 and $112.6 in 2009)	7,297.5	6,602.9
Inventories (excludes inventories of $1,242.8 in 2010 and $1,157.2 in 2009 classified in Other assets - see Note 7)	6,263.6	8,048.2
Deferred income taxes and other current assets	3,570.1	4,189.9

Total current assets	27,756.0	28,445.5

Investments	2,137.5	432.3

Property, Plant and Equipment, at cost, net of allowance for depreciation of $13,349.6 in 2010 and $12,594.7 in 2009	17,115.8	18,278.6

Goodwill	12,480.8	12,348.0

Other Intangibles, Net	42,954.4	47,779.1

Other Assets	5,395.6	5,376.5

	$107,840.1	$112,660.0

Liabilities and Equity
Current Liabilities
Loans payable and current portion of long-term debt	$4,116.0	$1,379.3
Trade accounts payable	2,242.4	2,243.5
Accrued and other current liabilities	8,159.5	9,463.2
Income taxes payable	1,629.7	1,223.2
Dividends payable	1,175.7	1,189.0
6% Mandatory convertible preferred stock, $1 par value
Authorized - 11,500,000 shares
Issued and outstanding - 855,422 shares in 2009	—	206.6

Total current liabilities	17,323.3	15,704.8

Long-Term Debt	14,031.9	16,095.1

Deferred Income Taxes and Noncurrent Liabilities	18,436.6	19,375.3

Merck & Co., Inc. Stockholders’ Equity
Common stock, $0.50 par value
Authorized - 6,500,000,000 shares		.
Issued - 3,576,948,356 shares in 2010; 3,562,528,536 shares in 2009	1,788.5	1,781.3
Other paid-in capital	40,556.7	39,682.6
Retained earnings	39,245.4	41,404.9
Accumulated other comprehensive loss	(3,490.0)	(2,766.5)

	78,100.6	80,102.3
Less treasury stock, at cost
497,029,750 shares in 2010 and 454,305,985 shares in 2009	22,507.8	21,044.3

Total Merck & Co., Inc. stockholders’ equity	55,592.8	59,058.0

Noncontrolling Interests	2,455.5	2,426.8

Total equity	58,048.3	61,484.8

	$107,840.1	$112,660.0

The accompanying notes are an integral part of this consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, $ in millions)

	Nine Months Ended
	September 30,
	2010	2009

Cash Flows from Operating Activities
Net income	$1,482.0	$6,499.4
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of interest in Merial Limited	—	(2,762.5)
Depreciation and amortization	5,515.0	1,326.3
Equity income from affiliates	(416.8)	(1,861.2)
Dividends and distributions from equity affiliates	263.8	1,478.4
Gain on AstraZeneca option exercise	(443.0)	—
Deferred income taxes	(742.8)	1,909.2
Share-based compensation	399.5	281.8
Other	443.6	(531.3)
Net changes in assets and liabilities	781.6	(5,190.6)

Net Cash Provided by Operating Activities	7,282.9	1,149.5

Cash Flows from Investing Activities
Capital expenditures	(1,017.7)	(903.6)
Purchases of securities and other investments	(5,826.1)	(2,751.7)
Proceeds from sales of securities and other investments	3,726.3	10,345.7
Acquisitions of businesses, net of cash acquired	(151.8)	(130.0)
Proceeds from AstraZeneca option exercise	647.0	—
Proceeds from sale of interest in Merial Limited	—	4,000.0
(Increase) decrease in restricted assets	(6.8)	5,467.0
Other	139.6	(6.9)

Net Cash (Used in) Provided by Investing Activities	(2,489.5)	16,020.5

Cash Flows from Financing Activities
Net change in short-term borrowings	1,573.0	(1,403.8)
Proceeds from the issuance of debt, net	5.3	4,228.0
Payments on debt	(689.3)	(24.7)
Purchases of treasury stock	(1,593.3)	—
Dividends paid to stockholders	(3,559.2)	(2,410.8)
Proceeds from exercise of stock options	312.9	7.8
Other	(195.5)	(185.4)

Net Cash (Used in) Provided by Financing Activities	(4,146.1)	211.1

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(84.3)	67.5

Net Increase in Cash and Cash Equivalents	563.0	17,448.6

Cash and Cash Equivalents at Beginning of Year	9,311.4	4,368.3

Cash and Cash Equivalents at End of Period	$9,874.4	$21,816.9

The accompanying notes are an integral part of this consolidated financial statement.

Notes to Consolidated Financial Statements (unaudited)
1.	Basis of Presentation
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

In January 2010, the FASB amended the existing disclosure guidance on fair value measurements, which is effective January 1, 2010, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective January 1, 2011. Among other things, the updated guidance requires additional disclosure for significant transfers in and out of Level 1 and Level 2 measurements and requires certain Level 3 disclosures on a gross basis. Additionally, the updates amend existing guidance to require a greater level of disaggregated information and more robust disclosures about valuation techniques and inputs to fair value measurements. Since the amended guidance requires only additional disclosures, the adoption of the provisions effective January 1, 2010 did not, and for the provisions effective in 2011 will not, impact the Company’s financial position or results of operations.

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

A preliminary allocation of the consideration transferred to the net assets of Schering-Plough was made as of the Merger date. During the first nine months of 2010, the Company adjusted the preliminary values assigned to certain assets and liabilities in order to reflect additional information obtained since the Merger date. The opening balance sheet has been adjusted to reflect these changes, the most significant of which included an increase to Other intangibles, net of $123.3 million, an increase to Deferred income taxes and noncurrent liabilities of $603.8 million and an increase to Goodwill of $424.9 million. Additional adjustments to the preliminary values of assets and liabilities recognized in the Merger may occur as the allocation of the consideration transferred is finalized during the fourth quarter of 2010. Under business combinations accounting guidance, the Company has up to one year from the date of the Merger to finalize the allocation of the consideration transferred.

Also, during the third quarter and first nine months of 2010, the Company recorded $189.5 million and $216.2 million, respectively, of in-process research and development (“IPR&D”) impairment charges, which were recorded in Research and development expense. These charges are attributable to compounds identified during the Company’s pipeline prioritization review that were abandoned and determined to have either no alternative use or were returned to the respective licensor, as well as from expected delays in the launch timing for certain pre-proof of concept compounds.

Schering-Plough’s results of operations have been included in New Merck’s financial statements for periods subsequent to the completion of the Merger. The following unaudited supplemental pro forma data presents consolidated information as if the Merger had been completed on January 1, 2009:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
($ in millions, except per share amounts)	2009	2009

Sales	$11,531.0	$33,748.0
Net income attributable to Merck & Co., Inc.	2,871.8	10,148.8

Basic earnings per common share attributable to Merck & Co., Inc. common shareholders	$0.93	$3.27
Earnings per common share assuming dilution attributable to Merck & Co., Inc. common shareholders	$0.93	$3.27

The unaudited supplemental pro forma data reflect the application of the following adjustments:
•	The consolidation of the Merck/Schering-Plough partnership (the “MSP Partnership”), which is now wholly-owned by the Company, and the corresponding gain resulting from the Company’s remeasurement of its previously held equity interest in the MSP Partnership;

•	Additional depreciation and amortization expense that would have been recognized assuming fair value adjustments to inventory, property, plant and equipment and intangible assets;

•	Additional interest expense and financing costs that would have been incurred on borrowing arrangements and loss of interest income on cash and short-term investments used to fund the Merger;

•	Transaction costs associated with the Merger; and

•	Conversion of a portion of outstanding 6% mandatory convertible preferred stock.
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
Merger Restructuring Program

In February 2010, the Company announced the first phase of a new global restructuring program (the “Merger Restructuring Program”) in conjunction with the integration of the legacy Merck and legacy Schering-Plough businesses. This Merger Restructuring Program is intended to optimize the cost structure of the combined Company. In July 2010, the Company announced the next phase of the Merger Restructuring Program. As part of the first and second phases of the Merger Restructuring Program, which the Company anticipates will be substantially completed by the end of 2012, the Company expects to reduce its total workforce by approximately 15% across the Company worldwide. The Company also plans to eliminate 2,500 vacant positions. These workforce reductions will primarily come from the elimination of duplicative positions in sales, administrative and headquarters organizations, as well as from the sale or closure of certain manufacturing and research and development sites. The Company will continue to hire new employees in strategic growth areas of the business as necessary during this period. Merck plans to phase out operations at certain research and manufacturing sites, as well as to continue to consolidate office facilities worldwide. Over the next two years, operations will be phased out at eight research sites which include: Montreal, Canada; Boxmeer (Nobilon facility only), Oss, and Schaijk, Netherlands; Odense, Denmark; Waltrop, Germany; Newhouse, Scotland; and Cambridge (Kendall Square), Massachusetts. Beginning in the second half of 2010, the Company will phase out operations at eight manufacturing facilities and these sites will exit the global network as activities are transferred to other locations. Specifically, the Company intends to cease manufacturing activities at its facilities in Comazzo, Italy; Cacem, Portugal; Azcapotzalco, Mexico; Coyoacan, Mexico, and Santo Amaro, Brazil, and intends to sell the Mirador, Argentina and Miami Lakes, Florida, facilities. In Singapore, chemical manufacturing will be phased out at the legacy Merck site, but it will continue at the legacy Schering-Plough site. The Company’s extensive pharmaceutical manufacturing operations will continue at both Singapore facilities. The Company will continue to pursue productivity efficiencies and evaluate its manufacturing supply chain capabilities on an ongoing basis.

In connection with the Merger Restructuring Program, separation costs under the Company’s existing severance programs worldwide were recorded in the fourth quarter of 2009 to the extent such costs were probable and reasonably estimable. The Company commenced accruing costs related to enhanced termination benefits offered to employees under the Merger Restructuring Program in the first quarter of 2010 when the necessary criteria were met. The Company recorded total pretax restructuring costs of $383.7 million and $1.5 billion in the third quarter and first nine months of 2010, respectively, related to this program. Since inception of the Merger Restructuring Program through September 30, 2010, Merck has recorded total pretax accumulated costs of $3.0 billion and eliminated approximately 9,900 positions comprised of employee separations, and the elimination of contractors and vacant positions. The first and second phases of the Merger Restructuring Program are expected to be substantially completed by the end of 2012 with the cumulative pretax costs estimated to be approximately $3.5 billion to $4.3 billion. The Company estimates that approximately two-thirds of the cumulative pretax costs relate to cash outlays, primarily due to employee separation expense. Approximately one-third of the cumulative pretax costs are non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested.

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

Pretax restructuring costs of $117.4 million were recorded in the third quarter of 2009 and $129.4 million and $484.3 million were recorded in the first nine months of 2010 and 2009, respectively, related to the 2008 Restructuring Program. Since inception of the 2008 Restructuring Program through September 30, 2010, Merck has recorded total pretax accumulated costs of $1.5 billion and eliminated approximately 5,865 positions comprised of employee separations and the elimination of contractors and vacant positions. The 2008 Restructuring Program is expected to be substantially completed by the end of 2011 with the total pretax costs estimated to be $1.6 billion to $2.0 billion. The Company estimates that two-thirds of the cumulative pretax costs relate to cash outlays, primarily from employee separation expense. Approximately one-third of the cumulative pretax costs are non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested.

For segment reporting, restructuring charges are unallocated expenses.

Notes to Consolidated Financial Statements (unaudited) (continued)
The following tables summarize the charges related to Merger Restructuring Program and 2008 Restructuring Program activities by type of cost:

	Three Months Ended September 30, 2010						Nine Months Ended September 30, 2010
	Separation	Accelerated					Separation	Accelerated
($ in millions)	Costs	Depreciation		Other		Total	Costs	Depreciation	Other	Total

Merger Restructuring Program

Materials and production	$—	$13.2	(1)	$40.7	(2)	$53.9	$—	$187.7	$62.6	$250.3
Marketing and administrative	—	122.9	(1)	10.9		133.8	—	122.9	10.9	133.8
Research and development	—	152.8		—		152.8	—	266.0	36.7	302.7
Restructuring costs	66.7	(40.5	) (1)	17.0		43.2	649.6	—	160.7	810.3

	$66.7	$248.4		$68.6		$383.7	$649.6	$576.6	$270.9	$1,497.1

2008 Restructuring Program

Materials and production	$—	$18.9		$(32.8	) (2)	$(13.9)	$—	$58.7	$3.0	$61.7
Marketing and administrative	—	—		(3.3)		(3.3)	—	—	(3.3)	(3.3)
Research and development	—	10.0		—		10.0	—	10.0	—	10.0
Restructuring costs	10.2	—		(4.0)		6.2	40.8	—	20.2	61.0

	$10.2	$28.9		$(40.1)		$(1.0)	$40.8	$68.7	$19.9	$129.4

	$76.9	$277.3		$28.5		$382.7	$690.4	$645.3	$290.8	$1,626.5

	Three Months Ended September 30, 2009						Nine Months Ended September 30, 2009
	Separation	Accelerated					Separation	Accelerated
($ in millions)	Costs	Depreciation		Other		Total	Costs	Depreciation	Other	Total

2008 Restructuring Program

Materials and production	$—	$36.0		$(9.2)		$26.8	$—	$104.4	$(8.3)	$96.1
Research and development	—	31.3		16.9		48.2	—	224.9	19.2	244.1
Restructuring costs	(22.6)	—		65.0		42.4	22.3	—	121.8	144.1

	$(22.6)	$67.3		$72.7		$117.4	$22.3	$329.3	$132.7	$484.3

(1)	Amounts reflect third quarter reclassifications of certain accelerated depreciation charges, recorded in the second quarter, from Materials and production and Restructuring costs to Marketing and administrative.

(2)	Reflects the reclassification of a second quarter $36 million charge from the 2008 Restructuring Program to the Merger Restructuring Program.
Separation costs are associated with actual headcount reductions, as well as those headcount reductions which were probable and could be reasonably estimated. In the third quarter of 2010, approximately 2,175 positions were eliminated under the Merger Restructuring Program and 180 positions were eliminated under the 2008 Restructuring Program. In the first nine months of 2010, approximately 9,760 positions were eliminated under the Merger Restructuring Program and 955 positions were eliminated under the 2008 Restructuring Program. In the third quarter and first nine months of 2009, approximately 585 positions and 2,560 positions, respectively, were eliminated in connection with the 2008 Restructuring Program. These position eliminations were comprised of actual headcount reductions and the elimination of contractors and vacant positions. During the third quarter of 2009, certain employees anticipated to be separated as part of planned restructuring actions for the 2008 Restructuring Program were instead transferred to the buyer in conjunction with the sale of a facility. Accordingly, the accrual of separation costs associated with these employees was reversed resulting in a reduction to expenses.
Accelerated depreciation costs primarily relate to manufacturing, research and administrative facilities to be sold or closed as part of the programs. All of the sites have and will continue to operate up through the respective closure dates, and since future cash flows were sufficient to recover the respective book values, Merck was required to accelerate depreciation of the site assets rather than write them off immediately. The site assets include manufacturing, research and administrative facilities and equipment.
Other activity of $28.5 million and $72.7 million for the third quarter of 2010 and 2009, respectively, and $290.8 million and $132.7 million for the first nine months of 2010 and 2009, respectively, reflects costs that include curtailment, settlement and termination charges associated with pension and other postretirement benefit plans (see Note 13), as well as contract termination costs, asset abandonment, shut-down and other related costs. Other activity also reflects pretax losses resulting from sales of facilities and related assets for the three and nine months ended September 30, 2009 of $44.7 million and $49.8 million, respectively.

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table summarizes the charges and spending relating to Merger Restructuring Program and 2008 Restructuring Program activities for the nine months ended September 30, 2010:

	Separation	Accelerated
($ in millions)	Costs	Depreciation	Other	Total

Merger Restructuring Program

Restructuring reserves as of January 1, 2010	$1,303.4	$—	$—	$1,303.4
Expense	649.6	576.6	270.9	1,497.1
(Payments) receipts, net	(964.4)	—	(89.7)	(1,054.1)
Non-cash activity	—	(576.6)	(112.8)	(689.4)

Restructuring reserves as of September 30, 2010 (1)	$988.6	$—	$68.4	$1,057.0

2008 Restructuring Program

Restructuring reserves as of January 1, 2010	$249.3	$—	$—	$249.3
Expense	40.8	68.7	19.9	129.4
(Payments) receipts, net	(84.7)	—	(19.0)	(103.7)
Non-cash activity	—	(68.7)	(0.9)	(69.6)

Restructuring reserves as of September 30, 2010 (1)	$205.4	$—	$—	$205.4

(1)	The cash outlays associated with the first and second phases of the Merger Restructuring Program are expected to be substantially completed by the end of 2012. The cash outlays associated with the remaining restructuring reserve for the 2008 Restructuring Program are expected to be completed by the end of 2011.
Legacy Schering-Plough Program

Prior to the Merger, Schering-Plough commenced a Productivity Transformation Program which was designed to reduce and avoid costs and increase productivity. As of January 1, 2010, the Company had a reserve of $79.7 million related to this program. During the first nine months of 2010, the Company recorded $13.5 million of accelerated depreciation costs included in Materials and production costs and a $7.6 million net gain in Restructuring costs, primarily related to the sale of a manufacturing facility. During the first nine months of 2010, the Company made payments of $24.4 million under this plan, resulting in a remaining reserve of $55.3 million at September 30, 2010. Approximately 105 positions were eliminated in connection with this program during the first nine months of 2010.
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

Cozaar/Hyzaar

In 1989, Old Merck and E.I. duPont de Nemours and Company (“DuPont”) agreed to form a long-term research and marketing collaboration to develop a class of therapeutic agents for high blood pressure and heart disease, discovered by DuPont, called angiotensin II receptor antagonists, which include Cozaar and Hyzaar. In return, Old Merck provided DuPont marketing rights in the United States and Canada to its prescription medicines, Sinemet and Sinemet CR (the Company has recently regained global marketing rights to Sinemet and Sinemet CR). Pursuant to a 1994 agreement with DuPont, the Company has an exclusive licensing agreement to market Cozaar and Hyzaar, which are both registered trademarks of DuPont, in return for royalties and profit share payments to DuPont. The patents that provided market exclusivity in the United States for Cozaar and Hyzaar expired in April 2010. In addition, Cozaar and Hyzaar lost patent protection in a number of major European markets in March and February 2010, respectively.

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

On October 1, 2010, the Company began using forward exchange contracts to hedge its net investment in foreign operations against adverse movements in exchange rates. The forward contracts are designated as hedges of the net investment in the foreign operations. The effective portion of the unrealized gains or losses on these contracts will be recorded in foreign currency translation adjustment within other comprehensive income.

Interest Rate Risk Management

At September 30, 2010, the Company was a party to seven pay-floating, receive-fixed interest rate swap contracts designated as fair value hedges of fixed-rate notes in which the notional amounts match the amount of the hedged fixed-rate notes. There are two swaps maturing in 2011 with notional amounts of $125 million each that effectively convert the Company’s $250 million, 5.125% fixed-rate notes due 2011 to floating rate instruments and five swaps maturing in 2015 with notional amounts of $150 million each that effectively convert $750 million of the Company’s $1.0 billion, 4.0% fixed-rate notes due 2015 to floating rate instruments. The interest rate swap contracts are designated hedges of the fair value changes in the notes attributable to changes in the benchmark London Interbank Offered Rate (“LIBOR”) swap rate. The fair value changes in the notes attributable to changes in the benchmark interest rate are recorded in interest expense and offset by the fair value changes in the swap contracts. The cash flows from these contracts are reported as operating activities in the Consolidated Statement of Cash Flows.

Presented in the table below is the fair value of derivatives segregated between those derivatives that are designated as hedging instruments and those that are not designated as hedging instruments:

		September 30, 2010			December 31, 2009
		Fair Value of Derivative		U.S. Dollar	Fair Value of Derivative		U.S. Dollar
($ in millions)	Balance Sheet Caption	Asset	Liability	Notional	Asset	Liability	Notional

Derivatives Designated as Hedging Instruments

Foreign exchange contracts (current)	Deferred income taxes and other current assets	$132.6	$—	$2,237.5	$139.3	$—	$3,050.5
Foreign exchange contracts (non-current)	Other assets	191.4	—	2,681.1	152.6	—	2,118.1
Foreign exchange contracts (current)	Accrued and other current liabilities	—	—	—	—	34.0	658.6
Interest rate swaps (non-current)	Other assets	90.4	—	1,000.0	26.7	—	1,000.0

		$414.4	$—	$5,918.6	$318.6	$34.0	$6,827.2

Derivatives Not Designated as Hedging Instruments

Foreign exchange contracts (current)	Deferred income taxes and other current assets	$54.9	$—	$1,906.8	$60.3	$—	$2,841.7
Foreign exchange contracts (current)	Accrued and other current liabilities	—	114.3	5,232.0	—	38.6	2,104.3

		$54.9	$114.3	$7,138.8	$60.3	$38.6	$4,946.0

		$469.3	$114.3	$13,057.4	$378.9	$72.6	$11,773.2

Notes to Consolidated Financial Statements (unaudited) (continued)
The table below provides information on the location and pretax gain or loss amounts for derivatives that are: (i) designated in a fair value hedging relationship, (ii) designated in a cash flow hedging relationship, and (iii) not designated in a hedging relationship:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2010	2009	2010	2009

Derivatives designated in fair value hedging relationships
Interest rate swap contracts
Amount of gain recognized in Other (income) expense, net on derivatives	$29.1	$27.1	$63.7	$28.1
Amount of loss recognized in Other (income) expense, net on hedged item	(29.1)	(27.1)	(63.7)	(28.1)
Foreign exchange contracts
Amount of (loss) gain recognized in Other (income) expense, net on derivatives	—	(3.9)	—	5.2
Amount of gain (loss) recognized in Other (income) expense, net on hedged item	—	3.6	—	(9.1)

Derivatives designated in cash flow hedging relationships
Foreign exchange contracts
Amount of pretax (gain) loss reclassified from AOCI to Sales	(12.8)	7.5	0.7	(0.3)
Amount of pretax loss (gain) recognized in OCI on derivatives	234.3	186.4	(49.5)	348.2

Derivatives not designated in a hedging relationship
Foreign exchange contracts
Amount of loss recognized in Other (income) expense, net on derivatives (1)	(198.0)	(82.9)	(12.8)	(4.4)
Amount of (loss) gain recognized in Sales on hedged item	(30.4)	—	82.5	—

(1)	These derivative contracts mitigate changes in the value of remeasured foreign currency denominated monetary assets and liabilities attributable to changes in foreign currency exchange rates.
At September 30, 2010, the Company estimates $5.8 million of pretax net unrealized loss on derivatives maturing within the next 12 months that hedge foreign currency denominated sales over that same period will be reclassified from AOCI to Sales. The amount ultimately reclassified to Sales may differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity.

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

Level 3 - Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company’s Level 3 assets mainly include certain mortgage-backed and asset-backed securities with limited market activity. At September 30, 2010, $15.4 million, or approximately 0.5%, of the Company’s investment securities were categorized as Level 3 assets (all of which were pledged under certain collateral arrangements (see Note 15)).

If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Notes to Consolidated Financial Statements (unaudited) (continued)
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using				Fair Value Measurements Using
	Quoted Prices	Significant			Quoted Prices	Significant
	In Active	Other	Significant		In Active	Other	Significant
	Markets for	Observable	Unobservable		Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs		Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
($ in millions)	September 30, 2010				December 31, 2009

Assets

Investments
Corporate notes and bonds	$—	$1,133.6	$—	$1,133.6	$—	$205.2	$—	$205.2
U.S. government and agency securities	—	490.7	—	490.7	—	215.6	—	215.6
Commercial paper	—	486.6	—	486.6	—	—	—	—
Municipal securities	—	374.7	—	374.7	—	186.7	—	186.7
Asset-backed securities (1)	—	160.1	—	160.1	—	36.0	—	36.0
Mortgage-backed securities	—	102.3	—	102.3	—	—	—	—
Equity securities	34.1	92.8	—	126.9	39.4	39.1	—	78.5
Other debt securities	—	13.0	—	13.0	—	3.4	—	3.4

	34.1	2,853.8	—	2,887.9	39.4	686.0	—	725.4

Other assets
Securities held for employee compensation	236.4	13.7	—	250.1	107.7	14.2	—	121.9
Other assets	—	15.7	15.4	31.1	—	55.1	71.5	126.6

	236.4	29.4	15.4	281.2	107.7	69.3	71.5	248.5

Derivative assets (2)
Purchased currency options	—	358.6	—	358.6	—	291.9	—	291.9
Interest rate swaps	—	90.4	—	90.4	—	26.7	—	26.7
Forward exchange contracts	—	20.2	—	20.2	—	60.3	—	60.3

	—	469.2	—	469.2	—	378.9	—	378.9

Total assets	$270.5	$3,352.4	$15.4	$3,638.3	$147.1	$1,134.2	$71.5	$1,352.8

Liabilities

Derivative liabilities (2)
Written currency options	$—	$—	$—	$—	$—	$0.3	$—	$0.3
Forward exchange contracts	—	114.3	—	114.3	—	72.3	—	72.3

Total liabilities	$—	$114.3	$—	$114.3	$—	$72.6	$—	$72.6

(1)	Substantially all of the asset-backed securities are highly-rated (Standard & Poor’s rating of AAA and Moody’s Investors Service rating of Aaa), secured primarily by credit card, auto loan, and home equity receivables, with weighted-average lives of primarily 5 years or less.

(2)	The fair value determination of derivatives includes an assessment of the credit risk of counterparties to the derivatives and the Company’s own credit risk, the effects of which were not significant.
There were no significant transfers between Level 1 and Level 2 during the third quarter or first nine months of 2010. As of September 30, 2010, Cash and cash equivalents of $9.9 billion included $9.2 billion of cash equivalents.

Level 3 Valuation Techniques:

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial assets also include certain investment securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. The Company’s Level 3 investment securities at September 30, 2010, primarily include certain mortgage-backed and asset-backed securities. These securities were valued primarily using pricing models for which management understands the methodologies. These models incorporate transaction details such as contractual terms, maturity, timing and amount of future cash inflows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants at September 30, 2010.

Notes to Consolidated Financial Statements (unaudited) (continued)
The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended September 30,
	2010	2009
	Other	Other
($ in millions)	assets	assets

Beginning balance July 1	$17.1	$42.1
Net transfers in to (out of) Level 3 (1)	—	(1.8)
Purchases, sales, settlements, net	(1.9)	(9.2)
Total realized and unrealized gains (losses)
Included in:
Earnings (2)	—	(1.0)
Comprehensive income	0.2	5.6

Ending balance at September 30	$15.4	$35.7

Losses recorded in earnings for Level 3 assets still held at September 30	$—	$(2.5)

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
	Available-			Available-
	for-sale	Other		for-sale	Other
($ in millions)	investments	assets	Total	investments	assets	Total

Beginning balance January 1	$—	$71.5	$71.5	$—	$96.6	$96.6
Net transfers in to (out of) Level 3 (3)	—	(0.4)	(0.4)	26.6	(25.7)	0.9
Purchases, sales, settlements, net	—	(64.5)	(64.5)	(26.9)	(41.7)	(68.6)
Total realized and unrealized gains (losses)
Included in:
Earnings (2)	—	18.5	18.5	0.5	(2.2)	(1.7)
Comprehensive income	—	(9.7)	(9.7)	(0.2)	8.7	8.5

Ending balance at September 30	$—	$15.4	$15.4	$—	$35.7	$35.7

Losses recorded in earnings for Level 3 assets still held at September 30	$—	$—	$—	$—	$(2.5)	$(2.5)

(1)	Transfers in and out of Level 3 are deemed to occur at the beginning of the quarter in which the transaction takes place.

(2)	Amounts are recorded in Other (income) expense, net.

(3)	During the first nine months of 2009, investments in the aggregate amount of $26.6 million, which were no longer pledged as collateral, were reclassified from other assets to available-for-sale investments.
Financial Instruments not Measured at Fair Value

Some of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature, such as cash and cash equivalents, receivables and payables.

The estimated fair value of loans payable and long-term debt (including current portion) at September 30, 2010 was $19.5 billion compared with a carrying value of $18.1 billion and at December 31, 2009 was $17.7 billion compared with a carrying value of $17.5 billion. Fair value was estimated using quoted dealer prices.

Notes to Consolidated Financial Statements (unaudited) (continued)
A summary of the gross unrealized gains and losses on the Company’s available-for-sale investments, including those pledged as collateral, recorded in AOCI is as follows:

	September 30, 2010				December 31, 2009
	Fair	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized
($ in millions)	Value	Cost	Gains (1)	Losses (1)	Value	Cost	Gains (1)	Losses (1)

Corporate notes and bonds	$1,137.7	$1,116.7	$21.3	$(0.3)	$209.2	$207.1	$3.3	$(1.2)
U.S. government and agency securities	490.7	487.6	3.1	—	215.6	215.7	1.1	(1.2)
Commercial paper	486.6	486.6	—	—	—	—	—	—
Municipal securities	374.7	363.5	11.3	(0.1)	186.7	184.8	2.9	(1.0)
Asset-backed securities	161.0	159.5	1.5	—	79.3	69.2	10.1	—
Mortgage-backed securities	128.4	124.4	4.2	(0.2)	79.4	65.9	13.8	(0.3)
Foreign government bonds	10.1	9.8	0.3	—	0.4	0.4	—	—
Other debt securities	2.9	1.4	1.5	—	21.7	19.3	9.4	(7.0)
Equity securities	377.0	349.2	28.4	(0.6)	181.6	161.4	28.4	(8.2)

	$3,169.1	$3,098.7	$71.6	$(1.2)	$973.9	$923.8	$69.0	$(18.9)

(1)	At September 30, 2010, gross unrealized gains and gross unrealized losses related to amounts pledged as collateral (see Note 15) were $6.0 million and $(0.1) million, respectively. At December 31, 2009, gross unrealized gains and gross unrealized losses related to amounts pledged as collateral were $25.6 million and $(0.3) million, respectively.
Available-for-sale debt securities included in Short-term investments totaled $0.8 billion at September 30, 2010. Of the remaining debt securities, $1.6 billion mature within five years. At September 30, 2010, there were no debt securities pledged as collateral included in current assets nor any debt securities pledged as collateral that mature within five years.

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

The majority of the Company’s accounts receivable arise from product sales in the United States and Europe and are primarily due from drug wholesalers and retailers, hospitals, government agencies, managed health care providers and pharmacy benefit managers. The Company monitors the financial performance and credit worthiness of its customers so that it can properly assess and respond to changes in their credit profile. The Company also continues to monitor economic conditions, including the volatility associated with international sovereign economies, and associated impacts on the financial markets and its business, taking into consideration the global economic downturn and the sovereign debt crisis in certain European countries. The Company believes the credit and economic conditions within Greece, Spain, Italy and Portugal, among other members of the European Union, have deteriorated through the first nine months of 2010. These conditions, as well as inherent variability of timing of cash receipts, have resulted in, and may continue to result in, an increase in the average length of time that it takes to collect on the accounts receivable outstanding in these countries. As of September 30, 2010, the Company’s accounts receivable in Greece, Italy, Spain and Portugal totaled approximately $1.5 billion of which hospital and public sector receivables in Greece were approximately 16%.

Derivative financial instruments are executed under International Swaps and Derivatives Association master agreements. The master agreements with several of the Company’s financial institution counterparties also include credit support annexes. These annexes contain provisions that require collateral to be exchanged depending on the value of the derivative assets and liabilities, the Company’s credit rating, and the credit rating of the counterparty. As of September 30, 2010, the Company had received cash collateral of $55.4 million from various counterparties which is recorded in Accrued and other current liabilities. The Company had not advanced cash collateral as of September 30, 2010.

Notes to Consolidated Financial Statements (unaudited) (continued)
7.	Inventories
Inventories consisted of:

	September 30,	December 31,
($ in millions)	2010	2009

Finished goods	$1,945.3	$2,475.5
Raw materials and work in process	5,440.2	6,573.8
Supplies	323.3	322.8

Total (approximates current cost)	7,708.8	9,372.1
Reduction to LIFO cost for domestic inventories	(202.4)	(166.7)

	$7,506.4	$9,205.4

Recognized as:
Inventories	$6,263.6	$8,048.2
Other assets	1,242.8	1,157.2

As of September 30, 2010 and December 31, 2009, $292.5 million and $2.3 billion, respectively, of purchase accounting adjustments to inventories remained which are recognized as a component of Materials and production costs as the related inventories are sold. Amounts recognized as Other assets are comprised almost entirely of raw materials and work in process inventories.
8.	Joint Ventures and Other Equity Method Affiliates
Equity income from affiliates reflects the performance of the Company’s joint ventures and other equity method affiliates and was comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2010	2009	2010	2009

AstraZeneca LP	$191.7	$191.4	$356.8	$482.6
Merck/Schering-Plough(1)	—	391.3	—	1,044.5
Other (2)	44.7	105.5	60.0	334.1

	$236.4	$688.2	$416.8	$1,861.2

(1)	Upon completion of the Merger, the MSP Partnership became wholly-owned by the Company (see below).

(2)	Primarily reflects results from Merial Limited (which was disposed of on September 17, 2009), Sanofi Pasteur MSD and Johnson & Johnson°Merck Consumer Pharmaceuticals Company.
AstraZeneca LP

In 1998, Old Merck and Astra completed the restructuring of the ownership and operations of their existing joint venture whereby Old Merck acquired Astra’s interest in KBI Inc. (“KBI”) and contributed KBI’s operating assets to a new U.S. limited partnership, Astra Pharmaceuticals L.P. (the “Partnership”), in exchange for a 1% limited partner interest. Astra contributed the net assets of its wholly owned subsidiary, Astra USA, Inc., to the Partnership in exchange for a 99% general partner interest. The Partnership, renamed AstraZeneca LP (“AZLP”) upon Astra’s 1999 merger with Zeneca Group Plc (the “AstraZeneca merger”), became the exclusive distributor of the products for which KBI retained rights.

In connection with the 1998 restructuring, Astra purchased an option (the “Asset Option”) for a payment of $443.0 million, which was recorded as deferred income, to buy Old Merck’s interest in the KBI products, excluding the gastrointestinal medicines Nexium and Prilosec (the “Non-PPI Products”). On February 26, 2010, AstraZeneca notified the Company that it was exercising the Asset Option. Upon consummation of the exercise on April 30, 2010, Merck received $647 million from AstraZeneca, representing the net present value as of March 31, 2008 of projected future pretax revenue to be received by Old Merck from the Non-PPI Products, which was recorded as a reduction to the Company’s investment in AZLP. The Company recognized the $443.0 million of deferred income in the second quarter of 2010 as a component of Other (income) expense, net. In addition, in 1998, Old Merck granted Astra an option (the “Shares Option”) to buy Old Merck’s common stock interest in KBI and, therefore, Old Merck’s interest in Nexium and Prilosec, exercisable in 2012. Astra can also exercise the Shares Option in 2017 or if combined annual sales of both products fall below a minimum amount. The exercise price for the Shares Option will be based on the net present value of estimated future net sales of Nexium and Prilosec as determined at the time of exercise, subject to certain true-up mechanisms.

Notes to Consolidated Financial Statements (unaudited) (continued)
Summarized financial information for AZLP is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2010	2009	2010	2009

Sales	$1,199.8	$1,484.7	$3,790.3	$4,293.6
Materials and production costs	605.3	673.2	1,864.2	2,023.9
Other expense, net	223.8	254.5	678.9	872.8

Income before taxes (1)	$370.7	$557.0	$1,247.2	$1,396.9

(1)	Merck’s partnership returns from AZLP are generally contractually determined and are not based on a percentage of income from AZLP, other than with respect to the 1% limited partnership interest discussed above.
Merck/Schering-Plough Partnership

In 2000, Old Merck and Schering-Plough (collectively, the “Partners”) entered into agreements to create an equally-owned partnership to develop and market in the United States new prescription medicines for cholesterol management. These agreements generally provided for equal sharing of development costs and for co-promotion of approved products by each company. In 2001, the cholesterol-management partnership was expanded to include all the countries of the world, excluding Japan. In 2002, ezetimibe, the first in a new class of cholesterol-lowering agents, was launched in the United States as Zetia (marketed as Ezetrol outside the United States). In 2004, a combination product containing the active ingredients of both Zetia and Zocor was approved in the United States as Vytorin (marketed as Inegy outside of the United States).

As a result of the Merger (see Note 2), the MSP Partnership is wholly-owned by the Company. Merck’s share of the results of the MSP Partnership through the date of the Merger is reflected in Equity income from affiliates. Activity resulting from the sale of MSP Partnership products after the Merger has been consolidated with Merck’s results.

Summarized financial information for the MSP Partnership for periods presented prior to the Merger is as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
($ in millions)	2009	2009

Sales	$1,028.6	$3,007.3

Zetia	514.5	1,507.3
Vytorin	514.1	1,500.0

Materials and production costs	42.6	127.7
Other expense, net	239.6	764.1

Income before taxes	$746.4	$2,115.5

Merck’s share of income before taxes (1)	$389.5	$1,051.9

(1)	Old Merck’s share of the MSP Partnership’s income before taxes differed from the equity income recognized from the MSP Partnership primarily due to the timing of recognition of certain transactions between Old Merck and the MSP Partnership during the periods presented, including milestone payments.
Merial Limited

In 1997, Old Merck and Rhône-Poulenc S.A. (now sanofi-aventis) combined their animal health businesses to form Merial Limited (“Merial”), a fully integrated animal health company, which was a stand-alone joint venture, 50% owned by each party. Merial provides a comprehensive range of pharmaceuticals and vaccines to enhance the health, well-being and performance of a wide range of animal species. On September 17, 2009, Old Merck sold its 50% interest in Merial to sanofi-aventis for $4 billion in cash. The sale resulted in the recognition of a $2.76 billion pretax gain reflected in Other (income) expense, net in the third quarter of 2009. Prior to the closing of the Merger, the agreements provided Old Merck with certain rights to terminate the call option for a fee of $400 million. The recognition of the termination fee was deferred until the fourth quarter of 2009 when the conditions that could have triggered its payment lapsed.

In connection with the sale of Merial, Old Merck, sanofi-aventis and Schering-Plough signed a call option agreement which provided sanofi-aventis with an option to require the Company to combine its Intervet/Schering-Plough Animal Health business with Merial to form an animal health joint venture that would be owned equally by the Company and sanofi-aventis. In March 2010, sanofi-aventis exercised its option. As part of the call option agreement, the value of Merial has been fixed at $8 billion. The

Notes to Consolidated Financial Statements (unaudited) (continued)
minimum total value to be received by the Company for contributing Intervet/Schering-Plough to the combined entity would be $9.25 billion (subject to customary transaction adjustments), consisting of a floor valuation of Intervet/Schering-Plough which is fixed at a minimum of $8.5 billion (which was subject to potential upward revision based on a valuation exercise by the two parties) and an additional payment by sanofi-aventis of $750 million. Based on the valuation exercise, the value of Intervet/Schering-Plough was determined to be $8.5 billion, leading to a future payment of $250 million by sanofi-aventis to the Company to true-up the value of the contributions so that they are equal pursuant to the terms of the agreement. All payments, including adjustments for debt and certain other liabilities, will be made upon closing of the transaction. The formation of this new animal health joint venture is subject to execution of final agreements, regulatory review in the United States, Europe and other countries and other customary closing conditions. On March 30, 2010, the parties signed the contribution agreement which obligates them, subject to regulatory approval, to form the joint venture. The Company expects the transaction to close in the first quarter of 2011. The Company’s agreement with sanofi-aventis provides that if the transaction has not been consummated by March 30, 2011 either party may terminate the proposed joint venture without paying a break-up fee or other penalty.

Summarized financial information for Merial is as follows:

	Period from	Period from
	July 1	January 1
	through	through
	September 17,	September 17,
($ in millions)	2009	2009

Sales	$514.2	$1,849.5
Materials and production costs	162.2	522.3
Other expense, net	188.2	679.2

Income before taxes	$163.8	$648.0

9.	Loans Payable, Long-Term Debt and Other Commitments
During the first quarter of 2010, the Company repaid $610 million of euro-denominated notes due to mature in 2012. Funding to repay the notes was provided through the issuance of commercial paper.

During the second quarter of 2010, the Company closed on a new $2.0 billion, 364-day credit facility and terminated both Old Merck’s $1.0 billion incremental facility due to expire in November 2010 and its $1.5 billion revolving credit facility scheduled to mature in April 2013. The Company’s $2.0 billion credit facility maturing in August 2012 remains outstanding. Both outstanding facilities provide backup liquidity for the Company’s commercial paper borrowing facility and are to be used for general corporate purposes. The Company has not drawn funding from either facility.
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

Of the plaintiff groups in the Vioxx Product Liability Lawsuits described above, the vast majority enrolled in the Vioxx Settlement Program, described below. As of September 30, 2010, approximately 40 plaintiff groups who were otherwise eligible for the Settlement Program did not participate and their claims remain pending against Old Merck. In addition, the claims of approximately 130 plaintiff groups who were not eligible for the Settlement Program remain pending against Old Merck. A number of these 130 plaintiff groups are subject to various motions to dismiss for failure to comply with court-ordered deadlines. In addition, the claims of over 46,375 plaintiffs had been dismissed as of September 30, 2010, the vast majority of which were dismissed as a result of the settlement process discussed below.

On November 9, 2007, Old Merck announced that it had entered into an agreement (the “Settlement Agreement”) with the law firms that comprise the executive committee of the Plaintiffs’ Steering Committee (“PSC”) of the federal Vioxx MDL, as well as

Notes to Consolidated Financial Statements (unaudited) (continued)
representatives of plaintiffs’ counsel in the Texas, New Jersey and California state coordinated proceedings, to resolve state and federal myocardial infarction (“MI”) and ischemic stroke (“IS”) claims filed as of that date in the United States. The Settlement Agreement applied only to U.S. legal residents and those who alleged that their MI or IS occurred in the United States. The Settlement Agreement provided for Old Merck to pay a fixed aggregate amount of $4.85 billion into two funds ($4.0 billion for MI claims and $850 million for IS claims) (the “Settlement Program”).

As of September 30, 2010, the processing of all MI and IS claims in the Settlement Program was completed and final payments were made to more than 99% of all claimants. The majority of claimants not yet paid are finalizing documents. There was one U.S. Vioxx Product Liability Lawsuit trial held in 2010. That trial, in the Louisiana Attorney General matter, is discussed below. There are four U.S. Vioxx Product Liability Lawsuits currently scheduled for trial in 2011. Old Merck has previously disclosed the outcomes of several Vioxx Product Liability Lawsuits that were tried prior to 2010.

Of the cases that went to trial, there are two unresolved post-trial appeals: Ernst v. Merck and Garza v. Merck. Merck has previously disclosed the details associated with these cases and the grounds for Merck’s appeals.

Other Lawsuits

There are still pending in various U.S. courts putative class actions purportedly brought on behalf of individual purchasers or users of Vioxx and seeking reimbursement of alleged economic loss. In the MDL proceeding, approximately 30 such class actions remain. On June 30, 2010, Old Merck moved to strike the class claims or for judgment on the pleadings regarding the master complaint, which includes the above referenced cases, and briefing on that motion was completed on September 23, 2010. The MDL court heard oral argument on Old Merck’s motion and took it under advisement.

On June 12, 2008, a Missouri state court certified a class of Missouri plaintiffs seeking reimbursement for out-of-pocket costs relating to Vioxx. Trial was originally set for April 11, 2011 but plaintiffs have filed a motion to reset the trial date to October 31, 2011. In addition, in Indiana, plaintiffs have filed a motion to certify a class of Indiana Vioxx purchasers in a case pending before the Circuit Court of Marion County, Indiana; discovery in that case is ongoing. On April 1, 2010, a Kentucky state court denied Old Merck’s motion for summary judgment and certified a class of Kentucky plaintiffs seeking reimbursement for out-of-pocket costs relating to Vioxx. An intermediate appellate court denied Old Merck’s petition for a writ of mandamus, and Old Merck has appealed that decision to the Kentucky Supreme Court.

Old Merck has also been named as a defendant in several lawsuits brought by, or on behalf of, government entities. Twelve of these suits are being brought by state Attorneys General, one on behalf of a county, and one is being brought by a private citizen (as a qui tam suit). All of these actions, except for a suit brought by the Attorney General of Michigan, are in the MDL proceeding. The Michigan Attorney General case has been remanded to state court. These actions allege that Old Merck misrepresented the safety of Vioxx. All but one of these suits seeks recovery for expenditures on Vioxx by government-funded health care programs such as Medicaid, along with other relief such as penalties and attorneys’ fees. The action brought by the Attorney General of Kentucky seeks only penalties for alleged consumer fraud violations. The lawsuit brought by the county is a class action filed by Santa Clara County, California on behalf of all similarly situated California counties.

On March 31, 2010, Judge Fallon partially granted and partially denied Old Merck’s motion for summary judgment in the Louisiana Attorney General case. A trial on the remaining claims before Judge Fallon began on April 12, 2010 and was completed on April 21, 2010. Judge Fallon found in favor of Old Merck on June 29, 2010, dismissing the Attorney General’s remaining claims with prejudice. The Louisiana Attorney General is appealing that ruling.

Shareholder Lawsuits

As previously disclosed, in addition to the Vioxx Product Liability Lawsuits, various putative class actions and individual lawsuits under federal and state securities laws have been filed against Old Merck and various current and former officers and directors (the “Vioxx Securities Lawsuits”). As previously disclosed, the Vioxx Securities Lawsuits have been transferred by the Judicial Panel on Multidistrict Litigation (the “JPML”) to the U.S. District Court for the District of New Jersey before District Judge Stanley R. Chesler for inclusion in a nationwide MDL (the “Shareholder MDL”), and have been consolidated for all purposes. On June 18, 2010, Old Merck moved to dismiss the Fifth Amended Class Action Complaint in the consolidated securities action. Plaintiffs filed their opposition on August 9, 2010, and Old Merck filed its reply on September 17, 2010. The motion is currently pending before the district court.

Notes to Consolidated Financial Statements (unaudited) (continued)
As previously disclosed, several individual securities lawsuits filed by foreign institutional investors also are consolidated with the Vioxx Securities Lawsuits. By stipulation, defendants are not required to respond to these complaints until the resolution of any motions to dismiss in the consolidated securities class action.

In addition, as previously disclosed, various putative class actions have been filed in federal court under the Employee Retirement Income Security Act (“ERISA”) against Old Merck and certain current and former officers and directors (the “Vioxx ERISA Lawsuits”). Those cases were consolidated in the Shareholder MDL before Judge Chesler. Fact discovery in the Vioxx ERISA Lawsuits has been completed.

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

Investigations

As previously disclosed, Old Merck has received subpoenas from the Department of Justice (“DOJ”) requesting information related to Old Merck’s research, marketing and selling activities with respect to Vioxx in a federal health care investigation under criminal statutes. This investigation includes subpoenas for witnesses to appear before a grand jury. As previously disclosed, in March 2009, Old Merck received a letter from the U.S. Attorney’s Office for the District of Massachusetts identifying it as a target of

Notes to Consolidated Financial Statements (unaudited) (continued)
the grand jury investigation regarding Vioxx. On October 29, 2010, the Company announced that it had established a $950 million reserve in connection with the anticipated resolution of the DOJ’s investigation. The Company’s discussions with the government are ongoing. Until they are concluded, there can be no certainty about a definitive resolution.

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

Reserves

There has been one U.S. Vioxx Product Liability Lawsuit tried in 2010. There are four U.S. Vioxx Product Liability Lawsuits currently scheduled for trial in 2011. The Company cannot predict the timing of any other trials related to the Vioxx Litigation. The Company believes that it has meritorious defenses to the Vioxx Product Liability Lawsuits, Vioxx Shareholder Lawsuits and Vioxx Foreign Lawsuits (collectively, the “Vioxx Lawsuits”) and will vigorously defend against them. In view of the inherent difficulty of predicting the outcome of litigation, particularly where there are many claimants and the claimants seek indeterminate damages, the Company is unable to predict the outcome of these matters, and at this time cannot reasonably estimate the possible loss or range of loss with respect to the Vioxx Lawsuits not included in the Settlement Program. Other than with respect to the DOJ investigation noted above, the Company has not established any reserves for any potential liability relating to the Vioxx Lawsuits or the Vioxx Investigations. Unfavorable outcomes in the Vioxx Litigation could have a material adverse effect on the Company’s financial position, liquidity and results of operations.
Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. As of December 31, 2009, Old Merck had an aggregate reserve of approximately $110 million (the “Vioxx Reserve”) for future legal defense costs related to the Vioxx Litigation.
During the first nine months of 2010, Merck spent approximately $109 million in the aggregate in legal defense costs worldwide, including $31 million in the third quarter of 2010, related to (i) the Vioxx Product Liability Lawsuits, (ii) the Vioxx Shareholder Lawsuits, (iii) the Vioxx Foreign Lawsuits, and (iv) the Vioxx Investigations (collectively, the “Vioxx Litigation”). In addition, Merck recorded a $30 million charge in each of the first and second quarters of 2010 solely for its future legal defense costs for the Vioxx Litigation. Consequently, as of September 30, 2010, the aggregate amount of the Vioxx Reserve was approximately $61 million, which is solely for future legal defense costs for the Vioxx Litigation. Some of the significant factors considered in the review of the Vioxx Reserve were as follows: the actual costs incurred by the Company; the development of the Company’s legal defense strategy and structure in light of the scope of the Vioxx Litigation, including the Settlement Agreement and the expectation that certain lawsuits will continue to be pending; the number of cases being brought against the Company; the costs and outcomes of completed trials and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the Vioxx Litigation. The amount of the Vioxx Reserve as of September 30, 2010 represents the Company’s best estimate of the minimum amount of defense costs to be incurred in connection with the remaining aspects of the Vioxx Litigation; however, events such as additional trials in the Vioxx Litigation and other events that could arise in the course of the Vioxx Litigation could affect the ultimate amount of defense costs to be incurred by the Company.

The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase the Vioxx Reserve at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.

In addition to the Vioxx Reserve, as noted above, on October 29, 2010, the Company announced that it had established a $950 million reserve in connection with the anticipated resolution of the DOJ’s investigation related to Vioxx. The Company’s discussions with the government are ongoing. Until they are concluded, there can be no certainty about a definitive resolution.

Other Product Liability Litigation

Fosamax

As previously disclosed, Old Merck is a defendant in product liability lawsuits in the United States involving Fosamax (the “Fosamax Litigation”). As of September 30, 2010, approximately 1,180 cases, which include approximately 1,560 plaintiff groups, had been filed and were pending against Old Merck in either federal or state court, including one case which seeks class action certification, as well as damages and/or medical monitoring. In these actions, plaintiffs allege, among other things, that they have suffered osteonecrosis of the jaw, generally subsequent to invasive dental procedures, such as tooth extraction or dental implants and/or delayed healing, in association with the use of Fosamax. In addition, plaintiffs in approximately 13% of these actions allege that they sustained stress and/or low energy femoral fractures in association with the use of Fosamax. On August 16, 2006, the JPML ordered that certain Fosamax product liability cases pending in federal courts nationwide should be transferred and

Notes to Consolidated Financial Statements (unaudited) (continued)
consolidated into one multidistrict litigation (the “Fosamax MDL”) for coordinated pre-trial proceedings. The Fosamax MDL has been transferred to Judge John Keenan in the U.S. District Court for the Southern District of New York. As a result of the JPML order, approximately 850 of the cases are before Judge Keenan. Judge Keenan issued a Case Management Order (and various amendments thereto) setting forth a schedule governing the proceedings which focused primarily upon resolving the class action certification motions in 2007 and completing fact discovery in an initial group of 25 cases by October 1, 2008. Briefing and argument on plaintiffs’ motions for certification of medical monitoring classes were completed in 2007 and Judge Keenan issued an order denying the motions on January 3, 2008. On January 28, 2008, Judge Keenan issued a further order dismissing with prejudice all class claims asserted in the first four class action lawsuits filed against Old Merck that sought personal injury damages and/or medical monitoring relief on a class wide basis. Daubert motions were filed in May 2009 and Judge Keenan conducted a Daubert hearing in July 2009. On July 27, 2009, Judge Keenan issued his ruling on the parties’ respective Daubert motions. The ruling denied the Plaintiff Steering Committee’s motion and granted in part and denied in part Old Merck’s motion. The first MDL trial — Boles v. Merck — began on August 11, 2009, and ended on September 2, 2009. On September 11, 2009, the MDL court declared a mistrial in Boles because the eight person jury could not reach a unanimous verdict. The Boles case was retried in June 2010 and resulted in a verdict in favor of the plaintiff in the amount of $8 million. Merck filed post-trial motions seeking judgment as a matter of law or, in the alternative, a new trial. On October 4, 2010, the court denied Merck’s post-trial motions but sua sponte ordered a remittitur, reducing the verdict to $1.5 million. Plaintiff rejected the remittitur ordered by the court and requested a new trial on damages. The Company has filed a motion for interlocutory appeal.

In the next MDL case set for trial — Maley v. Merck — in April 2010, the jury returned a unanimous verdict in Merck’s favor. On February 1, 2010, Judge Keenan selected a new bellwether case — Judith Graves v. Merck — to replace the Flemings bellwether case, which the MDL court dismissed when it granted summary judgment in favor of Old Merck. The Graves trial began on November 1, 2010. A trial in Alabama is expected to be held in January 2011. A trial in Florida was scheduled to begin on June 21, 2010 but on April 7, 2010 the Florida state court postponed the trial date until sometime after January 1, 2011.

In addition, in July 2008, an application was made by the Atlantic County Superior Court of New Jersey requesting that all of the Fosamax cases pending in New Jersey be considered for mass tort designation and centralized management before one judge in New Jersey. On October 6, 2008, the New Jersey Supreme Court ordered that all pending and future actions filed in New Jersey arising out of the use of Fosamax and seeking damages for existing dental and jaw-related injuries, including osteonecrosis of the jaw, but not solely seeking medical monitoring, be designated as a mass tort for centralized management purposes before Judge Higbee in Atlantic County Superior Court. As of September 30, 2010, approximately 300 cases were pending against Old Merck in Atlantic County, New Jersey. On July 20, 2009, Judge Higbee entered a Case Management Order (and various amendments thereto) setting forth a schedule that contemplates completing fact and expert discovery in an initial group of cases to be worked up for trial. The first trial in the New Jersey coordinated proceeding is currently set to be held beginning January 17, 2011.

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

As of September 30, 2010, there were approximately 640 NuvaRing cases. Of these cases, 525 are pending in a multidistrict litigation (the “NuvaRing MDL”) in the U.S. District Court for the Eastern District of Missouri before Judge Rodney Sippel, and approximately 110 are pending in consolidated discovery proceedings in the Bergen County Superior Court of New Jersey before Judge Brian R. Martinotti. Approximately five additional cases are pending in various other state courts.

Pursuant to the January 13, 2010 and February 19, 2010 Orders of Judge Sippel in the NuvaRing MDL, the parties selected 26 trial pool cases which are the subject of fact discovery. Pursuant to Judge Martinotti’s January 13, 2010 Case Management Order, the parties selected an additional 10 trial pool cases that are the subject of fact discovery in the New Jersey consolidated proceedings. Based on a revised scheduling order entered in both jurisdictions on September 15, 2010, fact discovery in these trial pool cases will end in June 2011 and expert discovery will end in February 2012. The first trials will then be scheduled in each jurisdiction. The Company intends to defend against these lawsuits.

Notes to Consolidated Financial Statements (unaudited) (continued)
Commercial Litigation

AWP Litigation and Investigations
As previously disclosed, the Company and/or certain of its subsidiaries remain defendants in cases brought by sixteen states and certain New York counties alleging manipulation by pharmaceutical manufacturers of Average Wholesale Prices (“AWP”), which are sometimes used by public and private payors in calculating provider reimbursement levels. The outcome of these litigations could include substantial damages, the imposition of substantial fines and penalties and injunctive or administrative remedies. In January 2010, the U.S. District Court for the District of Massachusetts held that a unit of the Company and eight other drug makers overcharged New York City and 42 New York counties for certain generic drugs. The court has reserved the issue of damages and any penalties for future proceedings. In September 2010, the Company settled an AWP case brought against Old Merck by the state of Hawaii for a total of $28 million, for which a charge was recorded in the third quarter of 2010. Also in September 2010, the Company and several other manufacturers were named defendants in an AWP case brought by the state of Oklahoma. Further, a jury in the U.S. District Court for the District of Massachusetts found the Company liable for approximately $4.6 million in compensatory damages in September 2010 on the ground that units of Schering-Plough caused Massachusetts to overpay pharmacists for prescriptions of albuterol. Penalties in the case could be substantial, but the court has deferred a decision on how they should be calculated under Massachusetts state law and significant legal issues remain to be decided before penalties could be imposed in any amount. The Company intends to pursue a reversal of the verdict in the trial court and on appeal, if necessary. An AWP case brought against Schering-Plough by the commonwealth of Pennsylvania is likely to be set for trial in early 2011.

Centocor Distribution Agreement

On May 27, 2009, Centocor Ortho Biotech Inc. (“Centocor”), now a wholly owned subsidiary of Johnson & Johnson, delivered to Schering-Plough a notice initiating an arbitration proceeding to resolve whether, as a result of the Merger, Centocor is permitted to terminate the Company’s rights to distribute and commercialize Remicade and Simponi. Sales of Remicade and Simponi included in the Company’s results for the post-Merger period in 2009 were $430.7 million and $3.9 million, respectively. Sales of Remicade recognized by Schering-Plough in 2009 prior to the Merger were $1.9 billion. Sales of Remicade and Simponi included in the Company’s results for the first nine months of 2010 were $2.0 billion and $55.3 million, respectively. The arbitration process involves a number of steps before a final decision will be reached. As previously disclosed, Merck’s subsidiary, Schering-Plough (Ireland) Company and Centocor have concluded the arbitration hearing. Under an agreement with the arbitration panel, the parties will file post-hearing briefs and present arguments to the arbitration panel in late December. The Company anticipates a decision in 2011. An unfavorable outcome in the arbitration would have a material adverse effect on the Company’s financial position, liquidity and results of operations.

Patent Litigation

From time to time, generic manufacturers of pharmaceutical products file Abbreviated New Drug Applications (“ANDAs”) with the FDA seeking to market generic forms of the Company’s products prior to the expiration of relevant patents owned by the Company. Generic pharmaceutical manufacturers have submitted ANDAs to the FDA seeking to market in the United States generic forms of Nexium, Emend, Cancidas and Atripla, respectively, prior to the expiration of Old Merck’s (and AstraZeneca’s in the case of Nexium) patents concerning these products. In addition, an ANDA has been submitted to the FDA seeking to market in the United States a generic form of Zetia and an ANDA has been submitted to the FDA seeking to market in the United States a generic form of Vytorin, both prior to the expiration of Schering-Plough’s patent concerning those products. The generic companies’ ANDAs generally include allegations of non-infringement, invalidity and unenforceability of the patents. The Company has filed patent infringement suits in federal court against companies filing ANDAs for generic aprepitant (Emend) and caspofungin (Cancidas) and AstraZeneca and the Company have filed patent infringement suits in federal court against companies filing ANDAs for generic esomeprazole (Nexium). Also, the Company and Schering-Plough have filed patent infringement suits in federal court against companies filing ANDAs for generic versions of ezetimibe (Zetia) and ezetimibe/simvastatin (Vytorin). Also, Schering Corp. (“Schering”), a subsidiary of the Company, has filed patent infringement suits in federal court against generic companies filing ANDAs for generic versions of Temodar, Integrilin, Levitra and Nasonex. Similar patent challenges exist in certain foreign jurisdictions. Also, Bristol-Myers Squibb and the Company have filed a patent infringement lawsuit against a generic company for filing an ANDA for generic Atripla. The Company intends to defend its patents, which it believes are valid, against infringement by generic companies attempting to market products prior to the expiration dates of such patents. As with any litigation, there can be no assurance of the outcomes, which, if adverse, could result in significantly shortened periods of exclusivity for these products.

In February 2007, Schering-Plough received a notice from a generic company indicating that it had filed an ANDA for Zetia and that it is challenging the U.S. patents that are listed for Zetia. Prior to the Merger, the Company marketed Zetia through a joint venture, MSP Singapore Company LLC. On March 22, 2007, Schering-Plough and MSP Singapore Company LLC filed a patent infringement suit against Glenmark Pharmaceuticals Inc., USA and its parent corporation (“Glenmark”). In May 2010, Merck and

Notes to Consolidated Financial Statements (unaudited) (continued)
Glenmark reached a settlement of the lawsuit, by virtue of which Glenmark will be permitted to launch its generic product in the U.S. on December 16, 2016, subject to receiving final FDA approval. The Company’s U.S. patent protection (including the pediatric extension) for Zetia expires on April 25, 2017.

In May 2010, Schering received notice from Mylan Pharmaceuticals, Inc. (“Mylan”) that it had filed an ANDA for Zetia and that it was challenging the U.S. patents listed for Zetia. On June 16, 2010, Schering filed a patent infringement suit against Mylan. The lawsuit automatically stays FDA approval of Mylan’s ANDA until November 25, 2012 or until an adverse decision, if any, whichever may occur earlier.

In July 2010, Schering received notice from Teva Pharmaceuticals, Inc. (“Teva”) that it had filed an ANDA for Zetia and that it was challenging the U.S. patents listed for Zetia. On September 1, 2010, Schering filed a patent infringement suit against Teva. The lawsuit automatically stays FDA approval of Teva’s ANDA until January 22, 2013 or until an adverse decision, if any, whichever may occur earlier.

In September 2008, Schering received notice from Teva that it had filed an application with the Canadian Ministry of Health seeking approval to sell generic ezetimibe prior to the September 2014 expiration of the Company’s Canadian ezetimibe patent. In response, Schering filed a lawsuit in the Federal Court of Canada seeking a prohibition order against the approval of Teva’s application. A hearing was held in May 2010. On September 17, 2010, the Federal Court of Canada issued a decision upholding the validity of Merck’s Canadian ezetimibe patent. As a result, Teva may not receive approval for its generic ezetimibe product in Canada until September 14, 2014.

In June 2010, Schering received notice from Mylan that it had filed an application with the Canadian Ministry of Health seeking approval to sell generic ezetimibe prior to the September 2014 patent expiration. In response, on August 5, 2010, Schering filed a lawsuit in the Federal Court of Canada seeking an order of prohibition against the approval of Mylan’s application. The lawsuit automatically stays approval of Mylan’s application until August 2012 or until an adverse decision, if any, whichever may occur earlier.

In November 2009, Schering received notice from Mylan that it had filed an ANDA for ezetimibe/simvastatin and that it was challenging two patents listed in the FDA Orange Book for Vytorin. On December 16, 2009, Schering filed a patent infringement suit against Mylan. The lawsuit automatically stays FDA approval of Mylan’s ANDA until May 2012 or until an adverse court decision, if any, whichever may occur earlier. In February 2010, Schering received notice from Teva that it filed an ANDA for ezetimibe/simvastatin and that it was challenging two patents listed in the FDA Orange Book for Vytorin. On June 16, 2010, Schering filed a patent infringement suit against Teva. The lawsuit automatically stays FDA approval of Teva’s ANDA until August 2012 or until an adverse court decision, if any, whichever may occur earlier.

In July 2010, Schering received notice from Impax Laboratories, Inc. (“Impax”) that it had filed an ANDA for ezetimibe/simvastatin and that it was challenging two patents listed in the FDA Orange Book for Vytorin. In response, on August 19, 2010, Schering filed a patent infringement lawsuit against Impax. The lawsuit automatically stays approval of Impax’s ANDA until January 2013 or until an adverse decision, if any, whichever may occur earlier.

In July 2007, Schering and its licensor, Cancer Research Technologies, Limited (“CRT”), received notice from Barr Laboratories (“Barr”) (now a subsidiary of Teva) that Barr had filed an ANDA for Temodar and that it was challenging CRT’s patent for temozolomide. In July 2007, Schering and CRT filed a patent infringement action against Barr. In January 2010, the court issued a decision finding the CRT patent unenforceable on grounds of prosecution laches and inequitable conduct. Schering and CRT appealed the decision and a hearing on the appeal was held in August 2010. In March 2010, CRT, Schering and Barr entered into an agreement under which Barr agreed not to launch a generic temozolomide pending a decision from the Court of Appeals. In any event, under the agreement, Barr will be permitted to launch a generic product during the six month pediatric extension period in August 2013.

In August 2010, Schering and CRT received a notice from Sun Pharmaceutical Industries Inc. (“Sun”) that it had filed an ANDA for Temodar and that it was challenging CRT’s patent for temozolomide. In response, on September 15, 2010, Schering and CRT filed a patent infringement action against Sun. The lawsuit automatically stays the approval of Sun’s ANDA until February 2013 or until an adverse decision, if any, whichever may occur earlier.

As previously reported, Merck had sued Sandoz Inc. (“Sandoz”) in respect of an ANDA filed by Sandoz challenging several patents listed in the FDA Orange Book in respect of Emend. On October 6, 2010, Merck and Sandoz reached a settlement agreement under which Sandoz can launch a generic version of Emend either on April 17, 2015 if Emend does not receive pediatric exclusivity or October 17, 2015 if Emend does receive pediatric exclusivity.

In October 2009, Old Merck received notice from Teva Parenteral Medicines (“TPM”) that it had filed an ANDA for Cancidas and that it was challenging the U.S. patents listed for Cancidas. On November 24, 2009, Merck filed a patent infringement suit against TPM. The lawsuit automatically stays FDA approval of TPM’s ANDA until April 21, 2012 or until an adverse decision, if any, whichever may occur earlier. In February 2010, the Company received notice from Sandoz that it had filed an ANDA for Cancidas and that it was challenging the U.S. patents for Cancidas. On March 30, 2010, Merck filed a patent infringement suit against Sandoz. The lawsuit automatically stays FDA approval of Sandoz’s ANDA until August 24, 2012 or until an adverse decision, if any, whichever may occur earlier.

In November 2009, Schering received notice from Apotex Inc. (“Apotex”) that it had filed an ANDA for Nasonex and that it was challenging the U.S. patents listed for Nasonex. On December 18, 2009, Schering filed a patent infringement suit against Apotex. The lawsuit automatically stays FDA approval of Apotex’s ANDA until May 6, 2012 or until an adverse decision, if any, whichever may occur earlier.

Notes to Consolidated Financial Statements (unaudited) (continued)
Other Litigation

The Environmental Protection Agency (the “EPA”) and Merck have tentatively agreed to a $260,000 fine to resolve alleged environmental violations at Merck’s Las Piedras Puerto Rico facility. The alleged violations arise from an EPA air inspection conducted in July 2008 and are primarily based on the site’s leak detection and repair program.

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
11.	Equity

					Accumulated
			Other		Other			Non-
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Controlling
($ in millions)	Shares	Par Value	Capital	Earnings	Loss	Shares	Cost	Interests	Total

Balance at January 1, 2009	2,983.5	$29.8	$8,319.1	$43,698.8	$(2,553.9)	875.8	$(30,735.5)	$2,408.8	$21,167.1
Net income attributable to Merck & Co., Inc.	—	—	—	6,405.6	—	—	—	—	6,405.6
Cash dividends declared on common stock	—	—	—	(2,411.3)	—	—	—	—	(2,411.3)
Share-based compensation plans and other	—	—	223.3	—	—	(1.5)	52.2	0.5	276.0
Other comprehensive loss	—	—	—	—	(120.9)	—	—	—	(120.9)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	93.8	93.8
Distributions attributable to noncontrolling interests	—	—	—	—	—	—	—	(61.0)	(61.0)

Balance at September 30, 2009	2,983.5	$29.8	$8,542.4	$47,693.1	$(2,674.8)	874.3	$(30,683.3)	$2,442.1	$25,349.3

Balance at January 1, 2010	3,562.5	$1,781.3	$39,682.6	$41,404.9	$(2,766.5)	454.3	$(21,044.3)	$2,426.8	$61,484.8
Net income attributable to Merck & Co., Inc.	—	—	—	1,392.7	—	—	—	—	1,392.7
Cash dividends declared on common stock	—	—	—	(3,552.2)	—	—	—	—	(3,552.2)
Mandatory conversion of 6% convertible preferred stock	3.9	2.0	131.9	—	—			—	133.9
Treasury stock shares purchased	—	—	—	—	—	46.5	(1,593.2)	—	(1,593.2)
Share-based compensation plans and other	10.5	5.2	742.2	—	—	(3.8)	129.7	0.5	877.6
Other comprehensive loss	—	—	—	—	(723.5)	—	—	—	(723.5)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	89.3	89.3
Distributions attributable to noncontrolling interests	—	—	—	—	—	—	—	(61.1)	(61.1)

Balance at September 30, 2010	3,576.9	$1,788.5	$40,556.7	$39,245.4	$(3,490.0)	497.0	$(22,507.8)	$2,455.5	$58,048.3

In connection with the 1998 restructuring of Astra Merck Inc., the Company assumed $2.4 billion par value preferred stock with a dividend rate of 5% per annum, which is carried by KBI and included in Noncontrolling interests on the Consolidated Balance Sheet.

Notes to Consolidated Financial Statements (unaudited) (continued)
The accumulated balances related to each component of other comprehensive income (loss), net of taxes, were as follows:

					Accumulated
			Employee	Cumulative	Other
			Benefit	Translation	Comprehensive
($ in millions)	Derivatives	Investments	Plans	Adjustment	Income (Loss)

Balance at January 1, 2009	$111.9	$63.1	$(2,754.6)	$25.7	$(2,553.9)
Other comprehensive (loss) income	(214.3)	(15.0)	130.4	(22.0)	(120.9)

Balance at September 30, 2009	$(102.4)	$48.1	$(2,624.2)	$3.7	$(2,674.8)

Balance at January 1, 2010	$(42.2)	$33.3	$(2,469.1)	$(288.5)	$(2,766.5)
Other comprehensive income (loss)	30.2	16.7	141.6	(912.0)	(723.5)

Balance at September 30, 2010	$(12.0)	$50.0	$(2,327.5)	$(1,200.5)	$(3,490.0)

Comprehensive income was $1,510.3 million and $3,299.3 million for the three months ended September 30, 2010 and 2009, respectively, and was $669.2 million and $6,284.7 million for the nine months ended September 30, 2010 and 2009, respectively.

Included in the cumulative translation adjustment are gains of $220.9 million for the first nine months of 2010 from euro-denominated notes which have been designated as, and are effective as, economic hedges of the net investment in a foreign operation.

On August 13, 2010, the Company’s outstanding 6% mandatory convertible preferred stock automatically converted by their terms into the right to receive cash and shares of Merck common stock. For each share of 6% mandatory convertible preferred stock, holders received $85.06 in cash and 4.6719 shares of Merck common stock. As a result of the conversion, approximately $72 million was paid to the holders and approximately 4 million Merck common shares were issued.
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

The following table provides amounts of share-based compensation cost recorded in the Consolidated Statement of Income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2010	2009	2010	2009

Pretax share-based compensation expense	$125.3	$84.7	$399.5	$281.8
Income tax benefit	(42.3)	(26.7)	(135.9)	(89.6)

Total share-based compensation expense, net of taxes	$83.0	$58.0	$263.6	$192.2

During the first nine months of 2010 and 2009, the Company granted 10.0 million RSUs with a weighted-average grant price of $33.90 per RSU and 2.5 million RSUs with a weighted-average grant price of $26.10 per RSU, respectively.

During the first nine months of 2010 and 2009, the Company granted 7.4 million options with a weighted-average grant price of $34.27 per option and 33.0 million options with a weighted-average grant price of $23.95 per option, respectively. The weighted average fair value of options granted for the first nine months of 2010 and 2009 was $7.99 and $3.95 per option, respectively, and was determined using the following assumptions:

	Nine Months Ended
	September 30,
	2010	2009

Expected dividend yield	4.1%	6.4%
Risk-free interest rate	2.8%	2.2%
Expected volatility	33.7%	34.0%
Expected life (years)	6.8	6.1

Notes to Consolidated Financial Statements (unaudited) (continued)
At September 30, 2010, there was $517.9 million of total pretax unrecognized compensation expense related to nonvested stock options, RSU and PSU awards which will be recognized over a weighted average period of 1.9 years. For segment reporting, share-based compensation costs are unallocated expenses.
13.	Pension and Other Postretirement Benefit Plans
The Company has defined benefit pension plans covering eligible employees in the United States and in certain of its international subsidiaries. The net cost of such plans consisted of the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2010	2009	2010	2009

Service cost	$125.2	$76.7	$425.9	$266.6
Interest cost	157.0	96.9	506.5	300.7
Expected return on plan assets	(225.5)	(154.1)	(657.4)	(457.0)
Net amortization	21.9	25.2	110.2	87.7
Termination benefits	14.5	2.9	42.3	28.5
Curtailments	(2.2)	(5.5)	(39.5)	(9.0)
Settlements	(0.4)	(0.6)	(7.3)	2.4

	$90.5	$41.5	$380.7	$219.9

The Company provides medical, dental and life insurance benefits, principally to its eligible U.S. retirees and similar benefits to their dependents, through its other postretirement benefit plans. The net cost of such plans consisted of the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2010	2009	2010	2009

Service cost	$27.0	$16.8	$80.6	$53.4
Interest cost	36.4	26.7	110.9	77.1
Expected return on plan assets	(32.0)	(25.4)	(96.9)	(72.5)
Net amortization	2.0	4.2	5.6	14.1
Termination benefits	9.5	1.7	36.5	8.0
Curtailments	0.5	(1.7)	(1.3)	(8.8)

	$43.4	$22.3	$135.4	$71.3

The increases in pension and other postretirement benefit costs in the third quarter and first nine months of 2010 as compared with the same periods of 2009 are primarily due to the inclusion of costs associated with Schering-Plough benefit plans as a result of the Merger. In connection with restructuring actions (see Note 3), termination charges for the three and nine months ended September 30, 2010 and 2009 were recorded on pension and other postretirement benefit plans related to expanded eligibility for certain employees exiting Merck. Also, in connection with these restructuring actions, curtailments were recorded on pension and other postretirement benefit plans for the three and nine months ended September 30, 2010 and 2009. In addition, settlements were recorded on pension plans for the three and nine months ended September 30, 2010 and 2009.

Notes to Consolidated Financial Statements (unaudited) (continued)
14.	Other (Income) Expense, Net
Other (income) expense, net, consisted of:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2010	2009	2010	2009

Interest income	$(23.1)	$(33.4)	$(56.7)	$(199.6)
Interest expense	172.6	130.7	538.6	290.9
Exchange losses (gains)	7.9	0.5	83.7	(3.0)
Other, net	950.9	(2,888.9)	430.0	(2,943.0)

	$1,108.3	$(2,791.1)	$995.6	$(2,854.7)

The decline in interest income and increase in interest expense in 2010 as compared with 2009 is largely attributable to the Merger. During the first nine months of 2010, the Company recognized exchange losses of $80 million due to the Venezuelan currency devaluation. Effective January 11, 2010, the Venezuelan government devalued its currency from at BsF 2.15 per U.S. dollar to a two-tiered official exchange rate at (1) “the essentials rate” at BsF 2.60 per U.S. dollar and (2) “the non-essentials rate” at BsF 4.30 per U.S. dollar. The Company anticipates that its transactions will continue to be settled at the essentials rate. The Company was required to remeasure its local currency operations in Venezuela to U.S. dollars as the Venezuelan economy was determined to be hyperinflationary. The change in Other, net for the third quarter and first nine months of 2010 as compared with the prior year periods primarily reflects a $2.8 billion gain in 2009 on the sale of Old Merck’s interest in Merial, a $950 million legal reserve in 2010 (see Note 10), and lower recognized net gains in 2010 on the Company’s investment portfolio. These items were partially offset by $443 million of income recognized upon AstraZeneca’s asset option exercise (see Note 8) and $102 million of income recognized on the settlement of certain disputed royalties in 2010. Interest paid for the nine months ended September 30, 2010 and 2009 was $441.7 million and $163.3 million, respectively, which excludes commitment fees.
15.	Taxes on Income
The effective tax rates of 25.3% for the third quarter of 2010 and 37.1% for the first nine months of 2010, as compared with the statutory rate of 35%, reflect a $380 million tax benefit from a change in a foreign entity’s tax rate which became effective in the third quarter, resulting in a reduction in deferred tax liabilities on product intangibles recorded in conjunction with the Merger, as well as the favorable impact of foreign earnings. These favorable impacts were largely offset by the unfavorable impacts of purchase accounting charges, restructuring charges and the third quarter legal reserve for which no tax impact was recorded. In addition, the effective tax rate for the first nine months of 2010 reflects the unfavorable impact of a $147 million charge associated with a change in tax law that requires taxation of the prescription drug subsidy of the Company’s retiree health benefit plans which was enacted in the first quarter of 2010 as part of U.S. health care reform legislation, as well as the unfavorable impact of AstraZeneca’s asset option exercise. The effective tax rates of 31.9% for the third quarter of 2009 and 26.4% for the first nine months of 2009, as compared with the statutory rate of 35%, reflect the beneficial impacts of foreign earnings and the closing of a tax exam and for the year-to-date period the favorable impact of tax settlements, partially offset by the unfavorable impacts of the gain on the sale of Old Merck’s interest in Merial being taxable in the United States at a combined federal and state rate of approximately 38.4%, and restructuring charges.

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

Notes to Consolidated Financial Statements (unaudited) (continued)
In addition, as previously disclosed, the CRA has proposed additional adjustments for 1999 and 2000 relating to other intercompany pricing matters. The adjustments would increase Canadian tax due by approximately $310 million (U.S. dollars) plus approximately $325 million (U.S. dollars) of interest through September 30, 2010. The Company disagrees with the positions taken by the CRA and believes they are without merit. The Company contested the assessments through the CRA appeals process without resolution and is preparing to litigate these issues in the courts. The CRA is expected to prepare similar adjustments for later years. Management believes that resolution of these matters will not have a material effect on the Company’s financial position or liquidity.

In connection with the appeals process discussed above related to 1999 and 2000, Old Merck pledged collateral to two financial institutions, one of which provided a guarantee to the CRA and the other to the Quebec Ministry of Revenue representing a portion of the tax and interest assessed. Certain of the cash and investments are collateralized for guarantees required to appeal these Canadian tax disputes. The collateral is included in Deferred income taxes and other current assets and Other assets in the Consolidated Balance Sheet and totaled approximately $310 million and $290 million at September 30, 2010 and December 31, 2009, respectively.

In October 2001, Internal Revenue Service (“IRS”) auditors asserted that two interest rate swaps that Schering-Plough entered into with an unrelated party should be re-characterized as loans from affiliated companies, resulting in additional tax liability for the 1991 and 1992 tax years. In September 2004, Schering-Plough made payments to the IRS in the amount of $194 million for income taxes and $279 million for interest. The Company’s tax reserves were adequate to cover these payments. Schering-Plough filed refund claims for the taxes and interest with the IRS in December 2004. Following the IRS’s denial of Schering-Plough’s claims for a refund, Schering-Plough filed suit in May 2005 in the U.S. District Court for the District of New Jersey for refund of the full amount of tax and interest. A decision in favor of the government was announced in August 2009. Schering-Plough filed a motion for a retrial, which was denied on April 28, 2010, and therefore the Company filed a notice of appeal with the U.S. Court of Appeals for the Third Circuit.

The IRS has finalized their examination of Schering-Plough’s 2003-2006 tax years. In this audit cycle the Company reached an agreement with the IRS on an adjustment to income related to intercompany pricing matters. This income adjustment will mostly reduce net operating losses (“NOLs”) and other tax credit carryforwards. Additionally, the Company is seeking resolution of two issues raised during this examination through the IRS administrative appeals process. The Company’s reserves for uncertain tax positions were adequate to cover all adjustments related to this examination period. The IRS will begin its examination of the 2007-2009 tax years for the Company in the fourth quarter of 2010. The IRS’s examination of Old Merck’s 2002 – 2005 federal income tax returns is ongoing and is expected to conclude within the next 12 months.

The Company and Old Merck are both under examination by numerous tax authorities in various jurisdictions globally. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits as of September 30, 2010 could decrease significantly in the next 12 months for both the Company and Old Merck as a result of various audit closures, settlements or the expiration of the statute of limitations. The ultimate finalization of the Company’s examinations with relevant taxing authorities can include formal administrative and legal proceedings, which could have a significant impact on the timing of the reversal of unrecognized tax benefits. The Company believes that its reserves for uncertain tax positions are adequate to cover any risks or exposures.

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

The calculations of earnings per share under the two-class method are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Basic Earnings per Common Share
Net income attributable to Merck & Co., Inc. common shareholders	$341.6	$3,424.3	$1,392.7	$6,405.6
Less: Income allocated to participating securities	1.2	11.7	5.3	20.3

Net income allocated to common shareholders	$340.4	$3,412.6	$1,387.4	$6,385.3

Average common shares outstanding	3,078.2	2,109.1	3,099.3	2,108.5

	$0.11	$1.62	$0.45	$3.03

Earnings per Common Share Assuming Dilution
Net income attributable to Merck & Co., Inc. common shareholders	$341.6	$3,424.3	$1,392.7	$6,405.6
Less: Income allocated to participating securities	1.2	11.7	5.3	20.2

Net income allocated to common shareholders	$340.4	$3,412.6	$1,387.4	$6,385.4

Average common shares outstanding	3,078.2	2,109.1	3,099.3	2,108.5
Common shares issuable (1)	23.4	4.6	24.0	2.1

Average common shares outstanding assuming dilution	3,101.6	2,113.7	3,123.3	2,110.6

	$0.11	$1.61	$0.44	$3.03

(1)	Issuable primarily under share-based compensation plans.
For the three months ended September 30, 2010 and 2009, 173.2 million and 223.9 million, respectively, and for the nine months ended September 30, 2010 and 2009, 177.2 million and 226.8 million, respectively, of common shares issuable under share-based compensation plans were excluded from the computation of earnings per common share assuming dilution because the effect would have been antidilutive.

Notes to Consolidated Financial Statements (unaudited) (continued)
17.	Segment Reporting
The Company’s operations are principally managed on a products basis and are comprised of four operating segments – Pharmaceutical, Animal Health, Consumer Care and Alliances (which includes revenue and equity income from the Company’s relationship with AZLP). The Animal Health, Consumer Care and Alliances segments are not material for separate reporting and are included in all other in the table below. The Pharmaceutical segment includes human health pharmaceutical and vaccine products marketed either directly by the Company or through joint ventures. Human health pharmaceutical products consist of therapeutic and preventive agents, sold by prescription, for the treatment of human disorders. The Company sells these human health pharmaceutical products primarily to drug wholesalers and retailers, hospitals, government agencies and managed health care providers such as health maintenance organizations, pharmacy benefit managers and other institutions. Vaccine products consist of preventive pediatric, adolescent and adult vaccines, primarily administered at physician offices. The Company sells these human health vaccines primarily to physicians, wholesalers, physician distributors and government entities. A large component of pediatric and adolescent vaccines is sold to the U.S. Centers for Disease Control and Prevention Vaccines for Children program, which is funded by the U.S. government. The Company also has animal health operations that discover, develop, manufacture and market animal health products, including vaccines, which the Company sells to veterinarians, distributors and animal producers. Additionally, the Company has consumer care operations that develop, manufacture and market over-the-counter, foot care and sun care products, which are sold through wholesale and retail drug, food chain and mass merchandiser outlets in the United States and Canada.

Revenues and profits for these segments are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2010	2009	2010	2009

Segment revenues:
Pharmaceutical segment	$9,659.8	$5,676.1	$29,229.6	$16,165.0
All other segment revenues	1,334.6	361.4	4,197.7	1,129.0

	$10,994.4	$6,037.5	$33,427.3	$17,294.0

Segment profits:
Pharmaceutical segment	$5,900.5	$3,872.7	$17,710.9	$10,756.5
All other segment profits	549.5	392.5	1,815.0	1,310.8

	$6,450.0	$4,265.2	$19,525.9	$12,067.3

Segment profits are comprised of segment revenues less certain elements of materials and production costs and operating expenses, including components of equity income (loss) from affiliates and depreciation and amortization expenses. For internal management reporting presented to the chief operating decision maker, Merck does not allocate production costs, other than standard costs, research and development expenses or general and administrative expenses, nor the cost of financing these activities. Separate divisions maintain responsibility for monitoring and managing these costs, including depreciation related to fixed assets utilized by these divisions and, therefore, they are not included in segment profits.

Notes to Consolidated Financial Statements (unaudited) (continued)
Sales(1) of the Company’s products were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2010	2009	2010	2009

Pharmaceutical:
Bone, Respiratory, Immunology and Dermatology
Singulair	$1,215.2	$1,085.0	$3,638.2	$3,399.7
Remicade	661.1	—	2,004.1	—
Nasonex	259.3	—	916.9	—
Fosamax	219.7	276.1	691.5	814.9
Clarinex	136.8	—	513.0	—
Arcoxia	93.6	90.5	283.8	259.7
Asmanex	48.1	—	155.5	—
Proventil	42.9	—	154.8	—
Cardiovascular
Zetia	570.7	1.3	1,668.4	3.9
Vytorin	485.4	20.3	1,452.0	57.2
Integrilin	62.7	—	202.7	—
Diabetes and Obesity
Januvia	599.6	491.1	1,710.4	1,364.3
Janumet	247.4	173.0	666.3	456.1
Diversified Brands
Cozaar/Hyzaar	422.9	860.9	1,689.5	2,605.7
Zocor	114.0	141.2	347.2	419.3
Propecia	109.5	109.0	322.3	317.8
Claritin Rx	81.2	—	298.4	—
Vasotec/Vaseretic	69.3	72.5	191.1	225.8
Proscar	57.7	67.2	171.8	218.5
Remeron	50.4	—	160.3	—
Infectious Disease
Isentress	277.9	197.2	777.0	517.6
PegIntron	168.4	—	539.3	—
Primaxin	135.2	168.3	451.8	492.8
Cancidas	134.7	154.7	437.4	442.2
Invanz	91.1	72.9	248.7	205.2
Avelox	59.0	—	224.0	—
Rebetol	54.9	—	166.3	—
Crixivan/Stocrin	48.6	49.4	148.1	154.0
Neurosciences and Ophthalmology
Maxalt	133.2	144.3	401.0	418.3
Cosopt/Trusopt	114.5	123.4	352.5	369.5
Subutex/Suboxone	6.6	—	110.1	—
Oncology
Temodar	253.8	—	798.9	—
Emend	91.2	82.0	268.0	228.0
Caelyx	69.9	—	209.1	—
Intron A	49.9	—	155.2	—
Vaccines (2)
ProQuad/M-M-R II/Varivax	434.1	461.5	1,093.2	1,035.9
Gardasil	316.4	311.3	767.6	841.5
RotaTeq	118.5	126.8	349.8	386.7
Pneumovax	109.9	129.7	220.1	217.7
Zostavax	22.9	84.2	136.4	201.7
Women’s Health and Endocrine
NuvaRing	134.1	—	414.1	—
Follistim/Puregon	119.0	—	389.5	—
Implanon	63.7	—	164.8	—
Cerazette	55.8	—	159.8	—
Other pharmaceutical (3)	1,049.0	182.3	3,008.7	511.0

Total Pharmaceutical segment revenues	9,659.8	5,676.1	29,229.6	16,165.0

Other segment revenues (4)	1,334.6	361.4	4,197.7	1,129.0

Total segment revenues	10,994.4	6,037.5	33,427.3	17,294.0

Other (5)	130.5	12.2	466.0	40.8

	$11,124.9	$6,049.7	$33,893.3	$17,334.8

(1)	The Merger closed on November 3, 2009, therefore the product table reflects sales for legacy Schering-Plough products only for 2010. Also, prior to the Merger, sales of Zetia and Vytorin were primarily recognized by the MSP Partnership and the results of Old Merck’s interest in the MSP Partnership were recorded in Equity income from affiliates. As a result of the Merger, the MSP Partnership is wholly-owned by the Company. Activity resulting from the sale of MSP Partnership products after the Merger has been consolidated with Merck’s results. Sales of Zetia and Vytorin in 2009 reflect Old Merck’s sales of these products in Latin America which was not part of the MSP Partnership.

(2)	These amounts do not reflect sales of vaccines sold in most major European markets through the Company’s joint venture, Sanofi Pasteur MSD, the results of which are reflected in Equity income from affiliates. These amounts do, however, reflect supply sales to Sanofi Pasteur MSD.

Notes to Consolidated Financial Statements (unaudited) (continued)

(3)	Other pharmaceutical primarily includes sales of other human pharmaceutical products, including products within the franchises not listed separately.

(4)	Reflects other non-reportable segments, including Animal Health and Consumer Care, and revenue from the Company’s relationship with AZLP primarily relating to sales of Nexium, as well as Prilosec. Revenue from AZLP was $345.4 million and $339.8 million for the third quarter of 2010 and 2009, respectively, and was $950.0 million and $1,081.9 million for the first nine months of 2010 and 2009, respectively.

(5)	Other revenues are primarily comprised of miscellaneous corporate revenues, third-party manufacturing sales, sales related to divested products or businesses and other supply sales not included in segment results.
A reconciliation of segment profits to Income before taxes is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2010	2009	2010	2009

Segment profits	$6,450.0	$4,265.2	$19,525.9	$12,067.3
Other profits (losses)	52.3	(10.3)	164.7	(86.1)
Adjustments	39.3	76.8	214.1	256.2
Unallocated:
Interest income	23.1	33.4	56.7	199.6
Interest expense	(172.6)	(130.7)	(538.6)	(290.9)
Equity income from affiliates	98.2	52.0	98.3	59.7
Depreciation and amortization	(440.9)	(371.1)	(1,187.8)	(1,259.0)
Research and development	(2,296.4)	(1,254.0)	(6,474.0)	(3,873.5)
Amortization of purchase accounting adjustments	(1,540.3)	—	(5,576.2)	—
Restructuring costs	(49.6)	(42.4)	(863.6)	(144.1)
Legal reserve	(950.0)	—	(950.0)	—
Gain on AstraZeneca option exercise	—	—	443.0	—
Gain on sale of interest in Merial Limited	—	2,762.5	—	2,762.5
Other expenses, net	(715.4)	(304.6)	(2,558.3)	(864.6)

	$497.7	$5,076.8	$2,354.2	$8,827.1

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
U.S. Health Care Reform Legislation
In March 2010, the United States enacted health care reform legislation. Important market reforms began this year and will continue through full implementation in 2014. The new law is expected to expand access to health care to more than 32 million Americans by the end of the decade. In the third quarter and first nine months of 2010, Merck incurred additional costs as a result of the new law, including increased Medicaid rebates and other impacts that reduced revenues by approximately $43 million and $120 million, respectively. Beginning in 2010, the legislation includes an increase in the minimum rebate to states participating in the Medicaid program from 15.1% to 23.1% on the Company’s branded prescription drugs; the extension of the Medicaid rebate to Medicaid Managed Care Organizations; and the expansion of section 340B eligibility to rural referral centers, sole community hospitals, critical access hospitals, certain free standing cancer hospitals and certain additional children’s hospitals.
The Company also recorded a charge of $147 million in the first quarter of 2010 associated with this legislation that changed tax law to require taxation of the prescription drug subsidy of the Company’s retiree health benefit plans for which companies receive reimbursement under Medicare Part D.
Beginning in 2011, the new legislation requires drug manufacturers to pay a 50% discount on Medicare Part D utilization incurred by beneficiaries when they are in the Medicare Part D coverage gap (i.e., the “donut hole”). Also, beginning in 2011, the Company will incur an annual health care reform fee, which is being assessed on all branded prescription drug manufacturers and importers. Sales included in the calculation of the fee are those made to the following federal programs or entities or pursuant to coverage under these programs: Medicare Part D, Medicare Part B, Medicaid, Department of Veterans Affairs, Department of Defense, and the TRICARE program. The fee will be calculated based on the industry’s total sales of branded prescription drugs to these specified government programs. The percentage of a manufacturer’s sales that are included is determined by a tiered scale based on the manufacturer’s individual revenues. Each manufacturer’s portion of the total annual fee (ranging from $2.5 billion to $4.1 billion annually) will be based on the manufacturer’s proportion of the total includable sales in the prior year. As additional guidance and regulations are issued, the Company will revise its implementation approach as appropriate and will continue to assess the impact of the legislation accordingly.

Operating Results
Sales
Worldwide sales were $11.1 billion for the third quarter of 2010 compared with $6.0 billion in the third quarter of 2009 and were $33.9 billion for the first nine months of 2010 compared with $17.3 billion for the first nine months of 2009. Foreign exchange unfavorably affected global sales performance by 1% in the third quarter and favorably affected sales performance by 1% in the first nine months of 2010. The revenue increases in both periods largely reflect incremental sales resulting from the inclusion of legacy Schering-Plough products in 2010, such as Remicade, Nasonex, Temodar, PegIntron and Clarinex, as well as the recognition of revenue from sales of Zetia and Vytorin. Prior to the Merger, sales of Zetia and Vytorin were recognized by the Merck/Schering-Plough partnership (the “MSP Partnership”) and the results of Old Merck’s interest in the MSP Partnership were recorded in Equity income from affiliates. As a result of the Merger, the MSP Partnership became wholly-owned by the Company and therefore revenues from these products for 2010 are reflected in Sales. Additionally, the Company recognized sales during 2010 from legacy Schering-Plough animal health and consumer care products. Also contributing to the sales increase in both periods was growth in Januvia, Janumet, Isentress and Singulair. These increases were partially offset by lower sales of Cozaar* and Hyzaar* which lost patent protection in the United States in April 2010 and in a number of major European markets in March and February 2010, respectively. Revenue was also negatively affected by lower sales of Fosamax and Fosamax Plus D, which have lost market exclusivity in the United States and in several major European markets, and lower sales of Zostavax. In addition, revenue for the first nine months of 2010 reflects lower revenue from the Company’s relationship with AstraZeneca LP (“AZLP”), as well as lower sales of Gardasil and Zocor.
While many of the Company’s brands experienced positive growth trends in the European Union (“EU”) during the third quarter of 2010, the environment in the EU and across Europe is now more challenging. Many countries have announced austerity measures aimed at reducing costs in areas such as health care. The implementation of pricing actions varies by country and many have announced measures to reduce prices of generic and patented drugs. While the Company is taking steps to mitigate the immediate impact in the EU, it anticipates that the austerity measures will negatively affect the Company’s revenue performance for the remainder of 2010 and into 2011.

*	Cozaar and Hyzaar are registered trademarks of E.I. duPont de Nemours & Company, Wilmington, Delaware.

Sales(1) of the Company’s products were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2010	2009	2010	2009

Pharmaceutical:
Bone, Respiratory, Immunology and Dermatology
Singulair	$1,215.2	$1,085.0	$3,638.2	$3,399.7
Remicade	661.1	—	2,004.1	—
Nasonex	259.3	—	916.9	—
Fosamax	219.7	276.1	691.5	814.9
Clarinex	136.8	—	513.0	—
Arcoxia	93.6	90.5	283.8	259.7
Asmanex	48.1	—	155.5	—
Proventil	42.9	—	154.8	—
Cardiovascular
Zetia	570.7	1.3	1,668.4	3.9
Vytorin	485.4	20.3	1,452.0	57.2
Integrilin	62.7	—	202.7	—
Diabetes and Obesity
Januvia	599.6	491.1	1,710.4	1,364.3
Janumet	247.4	173.0	666.3	456.1
Diversified Brands
Cozaar/Hyzaar	422.9	860.9	1,689.5	2,605.7
Zocor	114.0	141.2	347.2	419.3
Propecia	109.5	109.0	322.3	317.8
Claritin Rx	81.2	—	298.4	—
Vasotec/Vaseretic	69.3	72.5	191.1	225.8
Proscar	57.7	67.2	171.8	218.5
Remeron	50.4	—	160.3	—
Infectious Disease
Isentress	277.9	197.2	777.0	517.6
PegIntron	168.4	—	539.3	—
Primaxin	135.2	168.3	451.8	492.8
Cancidas	134.7	154.7	437.4	442.2
Invanz	91.1	72.9	248.7	205.2
Avelox	59.0	—	224.0	—
Rebetol	54.9	—	166.3	—
Crixivan/Stocrin	48.6	49.4	148.1	154.0
Neurosciences and Ophthalmology
Maxalt	133.2	144.3	401.0	418.3
Cosopt/Trusopt	114.5	123.4	352.5	369.5
Subutex/Suboxone	6.6	—	110.1	—
Oncology
Temodar	253.8	—	798.9	—
Emend	91.2	82.0	268.0	228.0
Caelyx	69.9	—	209.1	—
Intron A	49.9	—	155.2	—
Vaccines (2)
ProQuad/M-M-R II/Varivax	434.1	461.5	1,093.2	1,035.9
Gardasil	316.4	311.3	767.6	841.5
RotaTeq	118.5	126.8	349.8	386.7
Pneumovax	109.9	129.7	220.1	217.7
Zostavax	22.9	84.2	136.4	201.7
Women’s Health and Endocrine
NuvaRing	134.1	—	414.1	—
Follistim/Puregon	119.0	—	389.5	—
Implanon	63.7	—	164.8	—
Cerazette	55.8	—	159.8	—
Other pharmaceutical (3)	1,049.0	182.3	3,008.7	511.0

Total Pharmaceutical segment revenues	9,659.8	5,676.1	29,229.6	16,165.0

Other segment revenues (4)	1,334.6	361.4	4,197.7	1,129.0

Total segment revenues	10,994.4	6,037.5	33,427.3	17,294.0

Other (5)	130.5	12.2	466.0	40.8

	$11,124.9	$6,049.7	$33,893.3	$17,334.8

(1)	The Merger closed on November 3, 2009, therefore the product table reflects sales for legacy Schering-Plough products only for 2010. Also, prior to the Merger, sales of Zetia and Vytorin were primarily recognized by the MSP Partnership and the results of Old Merck’s interest in the MSP Partnership were recorded in Equity income from affiliates. As a result of the Merger, the MSP Partnership is wholly-owned by the Company. Activity resulting from the sale of MSP Partnership products after the Merger has been consolidated with Merck’s results. Sales of Zetia and Vytorin in 2009 reflect Old Merck’s sales of these products in Latin America which was not part of the MSP Partnership.

(2)	These amounts do not reflect sales of vaccines sold in most major European markets through the Company’s joint venture, Sanofi Pasteur MSD, the results of which are reflected in Equity income from affiliates. These amounts do, however, reflect supply sales to Sanofi Pasteur MSD.

(3)	Other pharmaceutical primarily includes sales of other human pharmaceutical products, including products within the franchises not listed separately.

(4)	Reflects other non-reportable segments, including Animal Health and Consumer Care, and revenue from the Company’s relationship with AZLP primarily relating to sales of Nexium, as well as Prilosec. Revenue from AZLP was $345.4 million and $339.8 million for the third quarter of 2010 and 2009, respectively, and was $950.0 million and $1,081.9 million for the first nine months of 2010 and 2009, respectively.

(5)	Other revenues are primarily comprised of miscellaneous corporate revenues, third-party manufacturing sales, sales related to divested products or businesses and other supply sales not included in segment results.
The provision for discounts includes indirect customer discounts that occur when a contracted customer purchases directly through an intermediary wholesale purchaser, known as chargebacks, as well as indirectly in the form of rebates owed based upon definitive contractual agreements or legal requirements with private sector and public sector (Medicaid and Medicare Part D) benefit providers, after the final dispensing of the product by a pharmacy to a benefit plan participant. These discounts, in the aggregate, reduced revenues by $1,190.9 million and $557.4 million for the three months ended September 30, 2010 and 2009, respectively, and by $3,462.2 million and $1,561.4 million for the nine months ended September 30, 2010 and 2009, respectively. These increases were driven primarily by the inclusion of legacy Schering-Plough and MSP Partnership amounts. Inventory levels at key wholesalers for each of the Company’s major pharmaceutical products are generally less than one month.
Pharmaceutical Segment Revenues
Bone, Respiratory, Immunology and Dermatology
Worldwide sales for Singulair, a once-a-day oral medicine indicated for the chronic treatment of asthma and for the relief of symptoms of allergic rhinitis, were $1.2 billion for the third quarter of 2010, an increase of 12% compared with the third quarter of 2009. Sales for the first nine months of 2010 were $3.6 billion, an increase of 7% compared with the first nine months of 2009. Sales growth in both periods was driven by price increases and positive performance in Japan. Singulair continues to be the number one prescribed branded product in the U.S. respiratory market. The patent that provides U.S. market exclusivity for Singulair expires in August 2012. Full year U.S. sales of Singulair were $3.0 billion in 2009. The Company expects that within the two years following patent expiration, it will lose substantially all U.S. sales of Singulair, with most of those declines coming in the first full year following patent expiration. In addition, the patent for Singulair will expire in a number of major European markets in August 2012 and the Company expects sales of Singulair in those markets will decline significantly thereafter.
International sales of Remicade, a treatment for inflammatory diseases, were $661.1 million for the third quarter of 2010 and were $2.0 billion for the first nine months of 2010. Remicade is marketed by the Company outside of the United States (except in Japan and certain other Asian markets). Products that compete with Remicade have been launched over the past several years. Simponi, a once-monthly subcutaneous treatment for certain inflammatory diseases, has been launched in 18 countries and launches in other international markets are planned. See Note 10 to the interim consolidated financial statements for a discussion of arbitration proceedings involving Remicade/Simponi.
Global sales of Nasonex nasal spray, an inhaled nasal corticosteroid for the treatment of nasal allergy symptoms, were $259.3 million for the third quarter of 2010 and were $916.9 million for the first nine months of 2010.
Worldwide sales for Fosamax and Fosamax Plus D (marketed as Fosavance throughout the European Union (“EU”) and as Fosamac in Japan) for the treatment and, in the case of Fosamax, prevention of osteoporosis were $219.7 million for the third quarter of 2010 and were $691.5 million for the first nine months of 2010 representing declines of 20% and 15%, respectively, over the comparable periods of 2009. These medicines have lost market exclusivity in the United States and have also lost market exclusivity for certain formulations in several major European markets. Accordingly, the Company is experiencing a decline in sales within the Fosamax product franchise and the Company expects such declines to continue.
Global sales of Clarinex (marketed as Aerius in many countries outside the United States), a non-sedating antihistamine, were $136.8 million for the third quarter of 2010 and were $513.0 million for the first nine months of 2010.
Other products included in the Bone, Respiratory, Immunology and Dermatology franchise include among others, Arcoxia for the treatment of arthritis and pain; Asmanex, an inhaled corticosteroid for asthma; and Proventil inhalation aerosol for the relief of bronchospasm.
In June 2010, the U.S. Food and Drug Administration (“FDA”) approved Dulera Inhalation Aerosol, a new fixed-dose combination asthma treatment for patients 12 years of age and older. Dulera is not indicated for the relief of acute bronchospasm. Dulera combines an inhaled corticosteroid with a long-acting beta2-agonist.
The Company has previously announced that it has entered into agreements with Nycomed relating to the commercialization of Daxas, a once-daily tablet for patients with chronic obstructive pulmonary disease (“COPD”), in Canada and certain European countries. In the third quarter of 2010, the Company launched Daxas in certain European markets. The Company is awaiting marketing approval for Daxas in Canada, and anticipates it will launch there in the second half of 2011.

Cardiovascular
Sales of Zetia, a cholesterol-absorption inhibitor also marketed as Ezetrol outside the United States, and Vytorin, a combination product containing the active ingredients of both Zetia and Zocor marketed outside the United States as Inegy, were $570.7 million and $485.4 million, respectively, for the third quarter of 2010 and were $1.7 billion and $1.5 billion, respectively, for the first nine months of 2010. Prior to the Merger, most sales of these products were recognized by the MSP Partnership and the results of Old Merck’s interest in the MSP Partnership were recorded in Equity income from affiliates (see “Selected Joint Venture and Affiliate Information” below). As a result of the Merger, the MSP Partnership became wholly-owned by the Company and therefore revenues from these products are now reflected in Sales. Total sales of Zetia and Vytorin, including the sales recognized through the MSP Partnership in 2009, were $562.9 million and $524.9 million, respectively, for the third quarter of 2009 and were $1.6 billion and $1.5 billion, respectively, for the first nine months of 2009.
The Company understands that the University of Oxford Clinical Trial Service Unit will be presenting the results of the Study of Heart and Renal Protection (“SHARP”) study at the American Society of Nephrology meeting in November 2010. The SHARP study evaluated the effects of Vytorin (ezetimibe/simvastatin) 10/20 mg versus placebo on the time to the first major vascular event and on progression to end-stage renal disease among patients with chronic kidney disease.
Global sales of Integrilin Injection, a treatment for patients with acute coronary syndrome, which is sold by the Company in the United States and Canada, were $62.7 million for the third quarter of 2010 and were $202.7 million for the first nine months of 2010.
Diabetes and Obesity
Global sales of Januvia, Merck’s dipeptidyl peptidase-4 (“DPP-4”) inhibitor for the treatment of type 2 diabetes, were $599.6 million in the third quarter of 2010, an increase of 22% compared with the third quarter of 2009, and were $1.7 billion in the first nine months of 2010, an increase of 25% compared with the first nine months of 2009, reflecting continued growth both in the United States and internationally. DPP-4 inhibitors represent a class of prescription medications that improve blood sugar control in patients with type 2 diabetes by enhancing a natural body system called the incretin system, which helps to regulate glucose by affecting the beta cells and alpha cells in the pancreas.
Worldwide sales of Janumet, Merck’s oral antihyperglycemic agent that combines sitagliptin (Merck’s DPP-4 inhibitor, Januvia) with metformin in a single tablet to target all three key defects of type 2 diabetes, were $247.4 million for the third quarter of 2010, an increase of 43% compared with the third quarter of 2009, and were $666.3 million for the first nine months of 2010, an increase of 46% compared with the same period in 2009, reflecting growth both in the United States and internationally.
Diversified Brands
Merck’s diversified brands are human health pharmaceutical products that are approaching the expiration of their marketing exclusivity or are no longer protected by patents in developed markets, but continue to be a core part of the Company’s offering in other markets around the world.
Global sales of Cozaar and its companion agent Hyzaar (a combination of Cozaar and hydrochlorothiazide) for the treatment of hypertension were $422.9 million for the third quarter of 2010, a decrease of 51% compared with the third quarter of 2009. Sales for the first nine months of 2010 were $1.7 billion, a decline of 35% compared with the first nine months of 2009. Cozaar and Hyzaar lost patent protection in a number of major European markets in March and February 2010, respectively. In addition, the patents that provided U.S. market exclusivity for Cozaar and Hyzaar expired in April 2010. Accordingly, the Company is experiencing a significant decline in Cozaar/Hyzaar worldwide sales and the Company expects such decline to continue.
Other products contained in the Diversified Brands franchise include among others, Zocor, a statin for modifying cholesterol; Propecia, a product for the treatment of male pattern hair loss; prescription Claritin for the treatment of seasonal outdoor allergies and year-round indoor allergies; Vasotec/Vaseretic for hypertension and/or heart failure; Proscar, a urology product for the treatment of symptomatic benign prostate enlargement; and Remeron, an antidepressant. Remeron lost market exclusivity in the United States in January 2010 and in certain markets in the EU in September 2010.
Infectious Disease
Global sales for Isentress, an HIV integrase inhibitor for use in combination with other antiretroviral agents for the treatment of HIV infection, were $277.9 million in the third quarter of 2010, an increase of 41% compared with the third quarter of 2009. Sales for the first nine months of 2010 were $777.0 million, an increase of 50% compared with the first nine months of 2009. These results reflect positive performance in the United States, as well as internationally, resulting from the continued uptake since launch. Isentress works by inhibiting the insertion of HIV DNA into human DNA by the integrase enzyme. Inhibiting integrase from performing this essential function limits the ability of the virus to replicate and infect new cells.
Worldwide sales of PegIntron for treating chronic hepatitis C were $168.4 million for the third quarter of 2010 and were $539.3 million for the first nine months of 2010. In September 2010, the Company initiated a voluntary recall of PegIntron single dose RediPen injection in the United States after consultation with the FDA, resulting in a reduction to revenue in the third quarter of approximately $25 million representing estimated sales returns. In addition, the Company recognized a charge of approximately $30 million in Materials and production primarily for inventory discard costs. The recall is being conducted as a precautionary measure due to a third-party manufacturing issue that could affect a small number of RediPens. The recall is specific to PegIntron RediPen and does not affect PegIntron vial products.
Sales of Primaxin, an anti-bacterial product, were $135.2 million in the third quarter of 2010, a decline of 20% compared with the third quarter of 2009, and were $451.8 million in the first nine months of 2010, a decline of 8% compared with the same period in 2009, primarily reflecting competitive pressures. Patents on Primaxin have expired worldwide and multiple generics have been approved in Europe. Accordingly, the Company is experiencing a decline in sales of this product and the Company expects the decline to continue.
Other products contained in the Infectious Disease franchise include among others, Cancidas, an anti-fungal product; Invanz for the treatment of certain infections; Avelox, a fluoroquinolone antibiotic for the treatment of certain respiratory and skin infections; Rebetol for use in combination with PegIntron for treating chronic hepatitis C; and Crixivan and Stocrin, antiretroviral therapies for the treatment of HIV infection.
Neurosciences and Ophthalmology
Global sales of Maxalt, Merck’s tablet for the treatment of acute migraine, were $133.2 million for the third quarter of 2010, an 8% decline from the third quarter of 2009. Sales for the first nine months of 2010 were $401.0 million, a decline of 4% from the same period in 2009. The declines reflect the generic availability of a competing product.
Worldwide sales of ophthalmic products Cosopt and Trusopt were $114.5 million in the third quarter of 2010, a decline of 7% compared with the third quarter of 2009. Sales for the first nine months of 2010 were $352.5 million, a decline of 5% from the same period in 2009. The patent that provided U.S. market exclusivity for Cosopt and Trusopt expired in October 2008. Trusopt has also lost market exclusivity in a number of major European markets. The patent for Cosopt will expire in a number of major European markets in March 2013 and the Company expects sales in those markets to decline significantly thereafter.
In August 2009, the FDA approved Saphris (asenapine) for the acute treatment of schizophrenia in adults and for the acute treatment of manic or mixed episodes associated with bipolar I disorder with or without psychotic features in adults. In September 2010, two supplemental new drug applications (sNDA’s) for Saphris were approved in the United States to expand the product’s indications to the treatment of schizophrenia in adults, as monotherapy for the acute treatment of manic or mixed episodes associated with bipolar I disorder in adults, and as adjunctive therapy with either lithium or valproate for the acute treatment of manic or mixed episodes associated with bipolar I disorder in adults. On September 1, 2010, asenapine, to be sold under the brand name Sycrest, received marketing approval in the EU for the treatment of moderate to severe manic episodes associated with bipolar I disorder in adults; the marketing approval did not include an indication for schizophrenia. The marketing approval applies to all 27 EU member states. In October 2010, Merck and H. Lundbeck A/S (“Lundbeck”) announced a worldwide commercialization agreement for Sycrest sublingual tablets (5 mg, 10 mg). Under the terms of the agreement, Lundbeck will pay a fee as well as product supply payments in exchange for exclusive commercial rights to Sycrest in all markets outside the United States, China and Japan. Merck will retain exclusive commercial rights to asenapine in the United States, China and Japan. Concurrently, Merck is continuing to pursue regulatory approval for asenapine in other parts of the world.
Merck continues to focus on building the brand awareness of Saphris in the United States. Merck launched a new supplemental formulation which provides patients with a black cherry taste option. Merck continues to monitor and assess Saphris/Sycrest and the related intangible asset. If increasing the brand awareness, the new formulation or Lundbeck’s launch of the product in the EU is not successful, the Company may take a non-cash impairment charge with respect to Saphris/Sycrest, and such charge could be material.
The Neurosciences and Ophthalmology franchise also includes the products Subutex/Suboxone for the treatment of opiate addiction. In March 2010, Merck sold the rights to Subutex/Suboxone back to Reckitt Benckiser Group PLC (“Reckitt”). The rights to the products in most major markets reverted to Reckitt on July 1, 2010; the remainder will revert to Reckitt on January 1, 2011.
Oncology
Sales of Temodar, a treatment for certain types of brain tumors, were $253.8 million for the third quarter of 2010 and were $798.9 million in the first nine months of 2010. In January 2010, the Company announced that the U.S. District Court for the District of Delaware ruled against the Company in a patent infringement suit against Barr Laboratories (“Barr”) (now a subsidiary of Teva Pharmaceuticals, Inc. (see Note 10 to the interim consolidated financial statements). The decision is being appealed. In March 2010, Merck and Barr reached an agreement regarding Barr’s U.S. generic version of Temodar pending the resolution of Merck’s appeal to the Federal Circuit concerning the Temodar patent. Under the agreement, Barr will not market a generic product until the Federal Circuit either upholds the lower court’s decision or August 2013, subject to certain conditions. Temodar lost patent exclusivity in the EU in 2009 and generic products are being marketed.

Other products in the Oncology franchise include among others, Emend for the treatment of chemotherapy-induced nausea and vomiting; Caelyx for the treatment of ovarian cancer, metastatic breast cancer and Kaposi’s sarcoma; and Intron A for treating melanoma. Marketing rights for Caelyx will transition to Johnson & Johnson as of December 31, 2010.
Vaccines
The following discussion of vaccines does not include sales of vaccines sold in most major European markets through Sanofi Pasteur MSD (“SPMSD”), the Company’s joint venture with Sanofi Pasteur, the results of which are reflected in Equity income from affiliates (see “Selected Joint Venture and Affiliate Information” below). Supply sales to SPMSD, however, are included.
Worldwide sales of Gardasil recorded by Merck were $316.4 million in the third quarter of 2010, an increase of 2% compared with the third quarter of 2009. Sales in the third quarter of 2010 benefited from the timing of certain public sector sales. Sales in the first nine months of 2010 were $767.6 million, a decline of 9% compared with the first nine months of 2009. Sales performance in the first nine months of 2010 was driven primarily by declines in the United States and Australia which continue to be affected by the saturation of the 13 to 18 year-old female cohort, partially offset by the timing of public sector sales as noted above. Gardasil, the world’s top-selling human papillomavirus (“HPV”) vaccine, is indicated for girls and women 9 through 26 years of age for the prevention of cervical, vulvar and vaginal cancers, precancerous or dysplastic lesions, and genital warts caused by HPV types 6, 11, 16 and 18. Gardasil is also approved in the United States for use in boys and men ages 9 through 26 years of age for the prevention of genital warts caused by HPV types 6 and 11.
Global sales of RotaTeq, a vaccine to help protect against rotavirus gastroenteritis in infants and children, recorded by Merck were $118.5 million in the third quarter of 2010, a decline of 7% compared with the third quarter of 2009. Sales for the first nine months of 2010 were $349.8 million, a decline of 10% compared with the first nine months of 2009. These declines reflect competitive pressures.
Old Merck has received regulatory approvals in the United States and certain other markets to increase its manufacturing capacity for the Company’s varicella zoster virus (“VZV”)-containing vaccines. The Company is manufacturing bulk varicella and is producing doses of Varivax and Zostavax. A limited quantity of ProQuad became available in the United States for ordering in the second quarter of 2010. Actual market demand will dictate how long supply will last. Sales of ProQuad were $49.4 million in the third quarter of 2010 and $96.7 million for the first nine months of 2010.
Merck’s sales of Varivax, a vaccine for the prevention of chickenpox (varicella), were $289.0 million for the third quarter of 2010 compared with $356.3 million for the third quarter of 2009 and were $740.4 million for the first nine months of 2010 compared with $777.3 million for the first nine months of 2009. Sales in the first nine months of 2010 include $48 million of revenue as a result of government purchases for the U.S. Centers for Disease Control and Prevention’s (“CDC”) Strategic National Stockpile. Merck’s sales of M-M-R II, a vaccine to help protect against measles, mumps and rubella, were $95.8 million for the third quarter of 2010 compared with $105.5 million for the third quarter of 2009 and were $256.1 million for the first nine months of 2010 compared with $260.8 million for the first nine months of 2009. Sales of Varivax and M-M-R II for the third quarter and first nine months of 2010 were affected by the availability of ProQuad as noted above.
Merck’s sales of Zostavax, a vaccine to help prevent shingles (herpes zoster), were $22.9 million for the third quarter of 2010 as compared with $84.2 million in the third quarter of 2009 reflecting supply constraints. Sales for the first nine months of 2010 were $136.4 million compared with $201.7 million for the first nine months of 2009. Customers may continue to experience backorders for Zostavax throughout 2010. Merck expects to begin filling backorders in December 2010. Following these shipments, the Company expects to continue to release doses more regularly in 2011, but as inventory is building, intermittent backorders may still occur. Due to supply constraints, no new international launches or immunization programs are currently planned for this year or 2011.
The Company’s HIB-containing vaccine Comvax and the dialysis formulation of Recombivax HB, a hepatitis B vaccine, both became available in the third quarter of 2010. The Company does not anticipate availability of the adult formulation of Recombivax HB for the remainder of 2010 or 2011. Merck’s adult formulation of Vaqta, a hepatitis A vaccine, will also be unavailable in the United States until after 2011.
In April 2010, Merck and MassBiologics (“MBL”) of the University of Massachusetts Medical School announced that they had entered into an agreement that provides Merck with exclusive rights to market and distribute MBL’s tetanus and diphtheria toxoids adsorbed (“Td”) vaccine in the United States, with the exception of Massachusetts where MBL will continue distributing the vaccine. Merck began distributing the Td vaccine in June 2010.
Women’s Health and Endocrine
Worldwide sales of NuvaRing, a contraceptive product, were $134.1 million for the third quarter of 2010 and $414.1 million for the first nine months of 2010. Global sales of Follistim/Puregon, a fertility treatment, were $119.0 million for the third quarter of 2010 and $389.5 million for the first nine months of 2010. Follistim/Puregon lost market exclusivity in the EU in August 2009.

Other products contained in the Women’s Health and Endocrine franchise include among others, Implanon, a single-rod subdermal contraceptive implant; and Cerazette, a progestin only oral contraceptive.
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
Other
Animal Health
Animal Health includes pharmaceutical and vaccine products for the prevention, treatment and control of disease in all major farm and companion animal species. Animal Health sales are affected by intense competition and the frequent introduction of generic products. Global sales of Animal Health totaled $686.6 million for the third quarter of 2010 and $2.1 billion for the first nine months of 2010 reflecting continued strong performance among poultry, swine and cattle products. During the first quarter of 2010, the Company entered into an agreement to combine its Animal Health business with Merial Limited to form an animal health joint venture. (See “Selected Joint Venture and Affiliate Information” below.)
Consumer Care
Global sales of Consumer Care products, which include over-the-counter (“OTC”), foot care and sun care products, were $291.2 million for the third quarter of 2010 and were $1.1 billion for the first nine months of 2010 reflecting strong performance of a number of key brands including Dr. Scholl’s and Coppertone. Consumer Care product sales are affected by competition, frequent competitive product introductions and consumer spending patterns. Consumer Care products include among others, Dr. Scholl’s foot care products; Claritin non-drowsy antihistamines; MiraLAX, a treatment for occasional constipation; and Coppertone sun care products.
In April 2010, Zegerid OTC, a new over-the-counter option for treating frequent heartburn without a prescription, became available in drug stores, grocery stores, mass merchandisers and club stores nationwide. Zegerid was approved by the FDA in December 2009 for OTC use.
Costs, Expenses and Other
In February 2010, the Company announced the first phase of a new global restructuring program (the “Merger Restructuring Program”) in conjunction with the integration of the legacy Merck and legacy Schering-Plough businesses. This Merger Restructuring Program is intended to optimize the cost structure of the combined Company. In July    2010, the Company announced the next phase of the Merger Restructuring Program. As part of the first and second phases of the Merger Restructuring Program, which the Company anticipates will be substantially completed by the end of 2012, the Company expects to reduce its total workforce by approximately 15% across the Company worldwide. The Company also plans to eliminate 2,500 vacant positions. These workforce reductions will primarily come from the elimination of duplicative positions in sales, administrative and headquarters organizations, as well as from the sale or closure of certain manufacturing and research and development sites. The Company will continue to hire new employees in strategic growth areas of the business as necessary during this period. Merck plans to phase out operations at certain research and manufacturing sites, as well as to continue to consolidate office facilities worldwide. Over the next two years, operations will be phased out at eight research sites which include: Montreal, Canada; Boxmeer (Nobilon facility only), Oss, and Schaijk, Netherlands; Odense, Denmark; Waltrop, Germany; Newhouse, Scotland; and Cambridge (Kendall Square), Massachusetts. Beginning in the second half of 2010, the Company will phase out operations at eight manufacturing facilities and these sites will exit the global network as activities are transferred to other locations. Specifically, the Company intends to cease manufacturing activities at its facilities in Comazzo, Italy; Cacem, Portugal; Azcapotzalco, Mexico; Coyoacan, Mexico, and Santo Amaro, Brazil, and intends to sell the Mirador, Argentina and Miami Lakes, Florida, facilities. In Singapore, chemical manufacturing will be phased out at the legacy Merck site, but it will continue at the legacy Schering-Plough site. The Company’s extensive pharmaceutical manufacturing operations will continue at both Singapore facilities. The Company will continue to pursue productivity efficiencies and evaluate its manufacturing supply chain capabilities on an ongoing basis.
In connection with the Merger Restructuring Program, separation costs under the Company’s existing severance programs worldwide were recorded in the fourth quarter of 2009 to the extent such costs were probable and reasonably estimable. The Company commenced accruing costs related to enhanced termination benefits offered to employees under the Merger Restructuring Program in the first quarter of 2010 when the necessary criteria were met. The Company recorded total pretax restructuring costs of $383.7 million and $1.5 billion in the third quarter and first nine months of 2010, respectively, related to this program. The first and second phases of the Merger Restructuring Program are expected to be substantially completed by the end of 2012 with the cumulative pretax costs estimated to be approximately $3.5 billion to $4.3 billion. The Company estimates that approximately two-thirds of the cumulative pretax costs relate to cash outlays, primarily from employee separation expense. Approximately one-third of the cumulative pretax costs are non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested. The Company expects the first and second phases of the Merger Restructuring Program to result in annual savings in 2012 of approximately $2.7 billion to $3.1 billion. These cost savings, which are expected to come from all areas of the Company’s pharmaceutical business, are in addition to the previously announced ongoing cost reduction initiatives at both legacy companies. Additional savings will come from non-restructuring-related activities, such as the Company’s ongoing procurement savings initiative.
In October 2008, Old Merck announced a global restructuring program (the “2008 Restructuring Program”) to reduce its cost structure, increase efficiency, and enhance competitiveness. As part of the 2008 Restructuring Program, the Company expects to eliminate approximately 7,200 positions — 6,800 active employees and 400 vacancies — across the Company worldwide by the end of 2011. Pretax restructuring costs of $117.4 million were recorded in the third quarter of 2009, and $129.4 million and $484.3 million were recorded in the first nine months of 2010 and 2009, respectively, related to the 2008 Restructuring Program. The 2008 Restructuring Program is expected to be substantially completed by the end of 2011 with the total pretax costs estimated to be $1.6 billion to $2.0 billion. The Company estimates that two-thirds of the cumulative pretax costs relate to cash outlays, primarily from employee separation expense. Approximately one-third of the cumulative pretax costs are non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested. Merck expects the 2008 Restructuring Program to yield cumulative pretax savings of $3.8 billion to $4.2 billion from 2008 to 2013.
The Company anticipates that total costs associated with restructuring activities in 2010 for the Merger Restructuring Program and the 2008 Restructuring Program will be in the range of $1.7 billion to $2.0 billion.
The costs associated with all of these restructuring activities are primarily comprised of accelerated depreciation and separation costs recorded in Materials and production, Marketing and administrative, Research and development and Restructuring costs (see Note 3 to the interim consolidated financial statements).
Materials and production costs were $4.2 billion for the third quarter of 2010 compared with $1.4 billion for the third quarter of 2009 and were $14.0 billion in the first nine months of 2010 compared with $4.1 billion in the first nine months of 2009. Materials and production costs include expenses related to the sale of legacy Schering-Plough products in the third quarter and first nine months of 2010. Additionally, in the third quarter and first nine months of 2010, materials and production costs include $1.1 billion and $3.4 billion, respectively, of expense for the amortization of intangible assets and $266.0 million and $2.1 billion, respectively, of amortization of purchase accounting adjustments to Schering-Plough’s inventories recognized as a result of the Merger. Also included in materials and production costs were costs associated with restructuring activities which amounted to $44.4 million and $26.8 million in the third quarter of 2010 and 2009, respectively, and totaled $325.5 million and $96.1 million in the first nine months of 2010 and 2009, respectively, substantially all of which represents accelerated depreciation associated with the planned closure of manufacturing facilities.
Gross margin was 62.3% in the third quarter of 2010 compared with 76.4% in the third quarter of 2009. The amortization of intangible assets and purchase accounting adjustments to inventories recorded in 2010 as a result of the Merger and the restructuring charges reflected in both periods as noted above had an unfavorable effect on gross margin of 12.6 and 0.4 percentage points, respectively. Gross margin was 58.8% in the first nine months of 2010 compared with 76.2% in the same period of 2009, which reflect 16.8 and 0.6 percentage point unfavorable effects, respectively, relating to the amortization recognized in 2010 and restructuring charges.
Marketing and administrative expenses were $3.2 billion in the third quarter of 2010 compared with $1.7 billion in the third quarter of 2009 and were $9.7 billion in the first nine months of 2010 compared with $5.1 billion in the first nine months of 2009 driven largely by the inclusion of expenses related to legacy Schering-Plough activities. In addition, expenses for the third quarter and first nine months of 2010 included $130.5 million of restructuring costs, primarily related to accelerated depreciation for facilities to be closed or divested. Also included in marketing and administrative expenses were $63.7 million and $218.0 million of merger-related costs which were recognized in the third quarter and first nine months of 2010, respectively, consisting largely of integration costs, as well as costs incurred in conjunction with the pending formation of the animal health joint venture with sanofi-aventis. This compares with $55.5 million and $105.7 million of merger-related costs, respectively, in the corresponding periods of 2009, which were comprised largely of transaction costs (including advisory, legal and valuation fees). Additionally, marketing and administrative expenses in the first nine months of 2010 reflect the impact of reserving an additional $60 million solely for future legal defense costs for Vioxx litigation and $20 million solely for future legal defense costs for Fosamax litigation. Costs for the third quarter of 2009 include the impact of reserving an additional $40 million solely for future legal defense costs for Vioxx litigation. Costs for the third quarter and first nine months of 2009 include the impact of reserving an additional $15 million and $40 million, respectively, solely for future legal defense costs for Fosamax litigation. These increases in marketing and administrative expenses were partially offset by initiatives to reduce the cost base. Separation costs associated with sales force reductions have been incurred and are reflected in Restructuring costs as discussed below.

Research and development expenses were $2.3 billion for the third quarter of 2010 compared with $1.3 billion in the third quarter of 2009 and were $6.5 billion in the first nine months of 2010 compared with $3.9 billion for the first nine months of 2009. The increases in 2010 were due largely to incremental expenditures associated with the inclusion of legacy Schering-Plough results. In addition, expenses in the third quarter and first nine months of 2010 reflect $162.8 million and $312.7 million, respectively, of accelerated depreciation and asset abandonment costs associated with restructuring activities. Expenses in the third quarter and first nine months of 2009 reflect $48.2 million and $244.1 million, respectively, of costs related to restructuring activities, substantially all of which represent accelerated depreciation. Also, during the third quarter and first nine months of 2010, the Company recorded $189.5 million and $216.2 million, respectively, of in-process research and development (“IPR&D”) impairment charges. These charges are attributable to compounds identified during the Company’s pipeline prioritization review that were abandoned and determined to have either no alternative use or were returned to the respective licensor, as well as from expected delays in the launch timing for certain pre-proof of concept compounds. The Company may recognize additional non-cash impairment charges in the future for the cancellation of other legacy Schering-Plough pipeline programs that were measured at fair value and capitalized in connection with the Merger. Additionally, expenses in the first nine months of 2010 include a $50 million payment related to the restructuring of Merck’s agreement with ARIAD Pharmaceuticals, Inc. (“ARIAD”) as discussed below, while research and development expenses for the first nine months of 2009 reflect $170 million of upfront payments associated with external licensing activity.
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
Restructuring costs, primarily representing separation and other related costs associated with restructuring activities, were $49.6 million and $42.4 million in the third quarter of 2010 and 2009, respectively, and were $863.6 million and $144.1 million in the first nine months of 2010 and 2009, respectively. Nearly all of the costs recorded in the third quarter of 2010 related to the Merger Restructuring Program. Of the amounts recorded in the first nine months of 2010, $810.3 million related to the Merger Restructuring Program, $61.0 million related to the 2008 Restructuring Program and the remaining difference related to the legacy Schering-Plough Productivity Transformation Program, which included a gain on the sale of a manufacturing facility. All of the costs recognized in 2009 related to the 2008 Restructuring Program. Separation costs of $76.9 million and $(22.6) million for the third quarter of 2010 and 2009, respectively, and $690.4 million and $22.3 million for the first nine months of 2010 and 2009, respectively, were incurred associated with actual headcount reductions, as well as estimated expenses under existing severance programs for headcount reductions that were probable and could be reasonably estimated. During the third quarter of 2009, certain employees anticipated to be separated as part of planned restructuring actions were instead transferred to the buyer in conjunction with sale of a facility. Accordingly, the accrual of separation costs associated with these employees was reversed. Merck eliminated 2,385 positions in the third quarter of 2010 of which 2,175 related to the Merger Restructuring Program, 180 related to the 2008 Restructuring Program and the remainder to the legacy Schering-Plough Productivity Transformation Program. For the first nine months of 2010, Merck eliminated 10,820 positions of which 9,760 related to the Merger Restructuring Program, 955 related to the 2008 Restructuring Program and the remainder to the legacy Schering-Plough Productivity Transformation Program. In the third quarter and first nine months of 2009, approximately 585 positions and 2,560 positions, respectively, were eliminated in connection with the 2008 Restructuring Program. These position eliminations are comprised of actual headcount reductions, and the elimination of contractors and vacant positions. Also included in restructuring costs are curtailment, settlement and termination charges on pension and other postretirement benefit plans and shutdown costs. For segment reporting, restructuring costs are unallocated expenses. Additional costs associated with the Company’s restructuring activities are included in Materials and production costs, Marketing and administrative expenses and Research and development expenses. (See Note 3 to the interim consolidated financial statements.)
Equity income from affiliates, which reflects the performance of the Company’s joint ventures and other equity method affiliates, declined to $236.4 million in the third quarter of 2010 from $688.2 million for the third quarter of 2009 and declined to $416.8 million in the first nine months of 2010 compared with $1.9 billion for the same period in 2009. Equity income from affiliates no longer includes equity income from the MSP Partnership, which became wholly-owned by the Company as a result of the Merger and therefore its results have been included in the consolidated results of the Company beginning on the date of the Merger, or from

Merial Limited (“Merial”) due to the sale of Old Merck’s interest in September 2009. In addition, lower partnership returns from AZLP also contributed to the decline. (See “Selected Joint Venture and Affiliate Information” below.)
Other (income) expense, net was $1.1 billion of expense in the third quarter of 2010 compared with $2.8 billion of income in the third quarter of 2009. The change is primarily due to a $2.8 billion gain recognized on the disposition of Merck’s interest in Merial recognized in 2009, a $950 million legal reserve recorded in 2010, as well as lower realized gains on the Company’s investment portfolio in 2010. Other (income) expense, net was $995.6 million of expense in the first nine months of 2010 compared with $2.9 billion of income in the comparable prior year period. The change in other (income) expense, net for the first nine months of 2010 is primarily the result of the $2.8 billion gain on the disposition of Merial recognized in 2009. In addition, during the first nine months of 2010, the Company recognized a $950 million legal reserve, higher interest expense and lower interest income largely attributable to the Merger, lower realized gains on the Company’s investment portfolio and higher exchange losses due to the Venezuelan currency devaluation. Effective January 11, 2010, the Venezuelan government devalued its currency from at BsF 2.15 per U.S. dollar to a two-tiered official exchange rate at (1) “the essentials rate” at BsF 2.60 per U.S. dollar and (2) “the non-essentials rate” at BsF 4.30 per U.S. dollar. The Company anticipates that its transactions will continue to be settled at the essentials rate. Merck was required to remeasure its local currency operations in Venezuela to U.S. dollars as the Venezuelan economy was determined to be hyperinflationary. Partially offsetting these items was $443 million of income recognized upon AstraZeneca’s asset option exercise (see “Selected Joint Venture and Affiliate Information” below) and income on the settlement of certain disputed royalties recorded in 2010. Other (income) expense, net included $88.1 million of merger-related costs for the third quarter of 2009 and $17.1 million and $150.8 million for the first nine months of 2010 and 2009, respectively.
Segment Profits

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2010	2009	2010	2009

Pharmaceutical segment profits	$5,900.5	$3,872.7	$17,710.9	$10,756.5
Other non-reportable segment profits	549.5	392.5	1,815.0	1,310.8
Other	(5,952.3)	811.6	(17,171.7)	(3,240.2)

Income before income taxes	$497.7	$5,076.8	$2,354.2	$8,827.1

Segment profits are comprised of segment revenues less certain elements of materials and production costs and operating expenses, including components of equity income (loss) from affiliates and depreciation and amortization expenses. For internal management reporting presented to the chief operating decision maker, Merck does not allocate production costs, other than standard costs, research and development expenses or general and administrative expenses, nor the cost of financing these activities. Separate divisions maintain responsibility for monitoring and managing these costs, including depreciation related to fixed assets utilized by these divisions and, therefore, they are not included in segment profits. Also excluded from the determination of segment profits are the amortization of purchase accounting adjustments, the gain on the disposition of Merial in 2009, the legal reserve and gain recognized on AstraZeneca’s asset option exercise both recorded in 2010, restructuring costs, taxes paid at the joint venture level and a portion of equity income. Additionally, segment profits do not reflect other expenses from corporate and manufacturing cost centers and other miscellaneous income (expense). These unallocated items are reflected in “Other” in the above table. Also included in Other are miscellaneous corporate profits, operating profits related to third party manufacturing sales, divested products or businesses, other supply sales and adjustments to eliminate the effect of double counting certain items of income and expense.
Pharmaceutical segment profits rose 52% and 65% in the third quarter and first nine months of 2010, respectively, driven largely by the inclusion of legacy Schering-Plough results.

The effective tax rates of 25.3% for the third quarter of 2010 and 37.1% for the first nine months of 2010, as compared with the statutory rate of 35%, reflect a $380 million tax benefit from a change in a foreign entity’s tax rate which became effective in the third quarter, resulting in a reduction in deferred tax liabilities on product intangibles recorded in conjunction with the Merger, as well as the favorable impact of foreign earnings. These favorable impacts were largely offset by the unfavorable impacts of purchase accounting charges, restructuring charges and the third quarter legal reserve for which no tax impact was recorded. In addition, the effective tax rate for the first nine months of 2010 reflects the unfavorable impact of a $147 million charge associated with a change in tax law that requires taxation of the prescription drug subsidy of the Company’s retiree health benefit plans which was enacted in the first quarter of 2010 as part of U.S. health care reform legislation, as well as the unfavorable impact of AstraZeneca’s asset option exercise. The effective tax rates of 31.9% for the third quarter of 2009 and 26.4% for the first nine months of 2009, as compared with the statutory rate of 35%, reflect the beneficial impacts of foreign earnings and the closing of a tax exam and for the year-to-date period the favorable impact of tax settlements, partially offset by the unfavorable impacts of the gain on the sale of Old Merck’s interest in Merial being taxable in the United States at a combined federal and state rate of approximately 38.4%, and restructuring charges.
Net income attributable to Merck & Co., Inc. was $341.6 million for the third quarter of 2010 compared with $3.4 billion for the third quarter of 2009 and was $1.4 billion for the first nine months of 2010 compared with $6.4 billion for the same period in 2009. Earnings per common share assuming dilution attributable to Merck & Co., Inc. common shareholders (“EPS”) for the third quarter of 2010 were $0.11 compared with $1.61 in the third quarter of 2009 and were $0.44 in the first nine months of 2010 compared with $3.03 in the first nine months of 2009. The declines in net income and EPS in the third quarter and first nine months of 2010 were primarily due to incremental costs in 2010 as a result of the Merger, including the amortization of intangible assets and inventory step-up, and the gain recognized in 2009 on Old Merck’s sale of its interest in Merial as discussed above. In addition, a legal reserve, lower equity income from affiliates, IPR&D impairment charges, the impact of U.S. health care reform legislation and for the year-to-date period higher restructuring costs also contributed to the declines in net income and EPS in 2010 as compared with 2009. EPS in 2010 was also affected by the dilutive impact of shares issued in conjunction with the Merger. Net income and EPS in the third quarter and first nine months of 2010 benefited from a change in a foreign entity’s tax rate. Net income and EPS for the first nine months of 2010 were also positively impacted by the gain recognized upon AstraZeneca’s asset option exercise.
Non-GAAP income and non-GAAP EPS are alternative views of the Company’s performance used by management that Merck is providing because management believes this information enhances investors’ understanding of the Company’s results. Non-GAAP income and non-GAAP EPS exclude certain items because of the nature of these items and the impact that they have on the analysis of underlying business performance and trends. The excluded items include certain purchase accounting items related to the Merger, restructuring activities, merger-related costs, and certain other items. These excluded items are significant components in understanding and assessing financial performance. Therefore, the information on non-GAAP income and non-GAAP EPS should be considered in addition to, but not in lieu of, net income and EPS prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Additionally, since non-GAAP income and non-GAAP EPS are not measures determined in accordance with GAAP, they have no standardized meaning prescribed by GAAP and, therefore, may not be comparable to the calculation of similar measures of other companies.
Non-GAAP income and non-GAAP EPS are important internal measures for the Company. Senior management receives a monthly analysis of operating results that includes non-GAAP income and non-GAAP EPS and the performance of the Company is measured on this basis along with other performance metrics. Senior management’s annual compensation is derived in part using non-GAAP income and non-GAAP EPS.

A reconciliation between GAAP financial measures and non-GAAP financial measures is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions, except per share amounts)	2010	2009	2010	2009

Pretax income as reported under GAAP	$498	$5,077	$2,354	$8,827
Increase (decrease) for excluded items:
Purchase accounting adjustments	1,540	—	5,576	—
Restructuring costs	387	117	1,632	484
Merger-related costs	64	144	235	257
Other items:
Legal reserve	950	—	950	—
AstraZeneca’s asset option exercise	—	—	(443)	—
Gain on sale of interest in Merial	—	(2,763)	—	(2,763)

	3,439	2,575	10,304	6,805

Taxes on income as reported under GAAP	126	1,622	872	2,328
Estimated tax benefit (expense) on excluded items	258	(986)	1,150	(848)
Tax benefit from foreign entity tax rate change	380	—	380	—
Tax charge related to U.S. health care reform	—	—	(147)	—

	764	636	2,255	1,480

Non-GAAP net income	$2,675	$1,939	$8,049	$5,325

EPS assuming dilution as reported under GAAP	$0.11	$1.61	$0.44	$3.03
EPS impact of excluded items	0.74	(0.71)	2.10	(0.56)

Non-GAAP EPS assuming dilution	$0.85	$0.90	$2.54	$2.47

Purchase Accounting Adjustments
Non-GAAP income and non-GAAP EPS exclude certain amounts recorded in connection with the Merger. These amounts include the amortization of intangible assets and inventory step-up, as well as IPR&D impairment charges.
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

Certain Other Items
Non-GAAP income and non-GAAP EPS exclude certain other items. These items represent substantive, unusual items that are evaluated on an individual basis. Such evaluation considers both the quantitative and the qualitative aspect of their unusual nature and generally represent items that, either as a result of their nature or magnitude, management would not anticipate that they would occur as part of the Company’s normal business on a regular basis. Certain other items include the legal reserve recorded in 2010 (see Note 10 to the consolidated financial statements), the gain recognized upon AstraZeneca’s asset option exercise and the gain on the divestiture of Old Merck’s interest in Merial.
Income Tax Items
Excluded from non-GAAP income and non-GAAP EPS in the third quarter and first nine months of 2010 is a tax benefit of $380 million from a change in a foreign entity’s tax rate which became effective in the third quarter resulting in a reduction in deferred tax liabilities on product intangibles recorded in conjunction with the Merger. Also excluded in the first nine months of 2010 is a tax charge of $147 million, associated with a change in tax law that requires taxation of the prescription drug subsidy of the Company’s retiree health benefit plans which was enacted in the first quarter of 2010 as part of U.S. health care reform legislation.
Research and Development Update
In September 2010, the intravenous formulation of Brinavess (vernakalant) was granted marketing approval in the EU, Iceland and Norway for the rapid conversion of recent onset atrial fibrillation to sinus rhythm in adults: for non-surgery patients with atrial fibrillation of seven days or less and for post-cardiac surgery patients with atrial fibrillation of three days or less. Brinavess acts preferentially in the atria and is the first product in a new class of pharmacologic agents for cardioversion of atrial fibrillation to launch in the EU. In April 2009, Cardiome Pharma Corp. and Merck announced a collaboration and license agreement for the development and commercialization of vernakalant. The agreement provides Merck exclusive rights outside of the United States, Canada and Mexico to vernakalant intravenous formulation for rapid conversion of recent onset atrial fibrillation to sinus rhythm in adults.
On November 5, 2010, the Company advised the European Medicines Agency (“EMA”) that it was withdrawing the application for marketing authorization for Zenhale, a fixed dose combination of mometasone furoate and formoterol fumarate dihydrate, which has been approved for use in asthma patients 12 years of age and older in the United States as Dulera Inhalation Aerosol. The Company decided to withdraw the application for Zenhale to address questions outstanding between the Company and the Committee for Medicinal Products for Human Use of the EMA. The Company expects to resubmit the application in the future.
New four-year data on odanacatib, the Company’s investigational treatment for osteoporosis in post-menopausal women, was presented in October 2010 at the American Society for Bone and Mineral Research annual meeting. Clinical and preclinical studies continue to provide data on the potential of odanacatib to increase bone density, cortical thickness and bone strength when treating osteoporosis. The Company plans to file odanacatib with regulatory authorities in 2012.
Full data results for two pivotal late-stage studies for boceprevir, for the treatment of hepatitis C, were presented in November 2010 at the annual meeting of the American Association for the Study of Liver Disease. Based on these data, Merck has initiated the submission of a New Drug Application (“NDA”) for boceprevir to the FDA on a rolling basis, and the Company expects to complete regulatory submissions in the United States and EU in 2010.
Safety and efficacy data from the DEFINE study for anacetrapib for the treatment of atherosclerosis will be presented in a late-breaker presentation on November 17, 2010 at the American Heart Association’s Scientific Sessions. The results of this study confirmed the Company’s decision to move anacetrapib to the planned outcomes study that will begin next year.
MK-0431C, a candidate currently in Phase III clinical development, combines Januvia with pioglitazone, another type 2 diabetes therapy. While the Company still anticipates filing MK-0431C in the EU in 2011, the Company now expects it will file an NDA for MK-0431C with the FDA in 2012.

The chart below reflects the Company’s current research pipeline as of October 22, 2010. Candidates shown in Phase III include specific products. Candidates shown in Phase II include the most advanced compound with a specific mechanism or, if listed compounds have the same mechanism, they are each currently intended for commercialization in a given therapeutic area. Small molecules and biologics are given MK-number or SCH-number designations and vaccine candidates are given V-number designations. Candidates in Phase I, additional indications in the same therapeutic area and additional claims, line extensions or formulations for in-line products are not shown.

Phase II
Allergy
SCH 900237, Immunotherapy(1)
Atrial Fibrillation
MK-6621 (vernakalant [oral])
Cancer
MK-0646 (dalotuzumab)
SCH 727965 (dinaciclib)
Clostridium difficile Infection
MK-3415A
Contraception, Medicated IUS
SCH 900342
COPD
SCH 527123
Diabetes Mellitus
MK-3102
Hepatitis C
MK-7009 (vaniprevir)
Insomnia
MK-3697
MK-6096
Osteoporosis
MK-5442
Pediatric Vaccine
V419
Pneumoconjugate Vaccine
V114
Progeria
SCH 066336 (lonafarnib)
Schizophrenia
SCH 900435
Staph Infection
V710
Thrombosis
MK-4448 (betrixaban)

Phase III
Allergy
SCH 697243, Grass pollen(1)
SCH 039641, Ragweed(1)
Asthma
SCH 418131 (Zenhale) EU(2)
Atherosclerosis
MK-0524A (extended-release niacin/ laropiprant) (U.S.)(3)
MK-0524B (extended-release niacin/ laropiprant/simvastatin)
MK-0859 (anacetrapib)
Cervical Cancer
V503
Contraception
SCH 900121, NOMAC/E2 (U.S.)
Diabetes
MK-0431C (Januvia/pioglitazone)
Fertility
SCH 900962 (corifollitropin alfa injection) (U.S.)(3)
Glaucoma
MK-2452 (Saflutan) (U.S.)(4)
Hepatitis C
SCH 503034 (boceprevir)
Insomnia
MK-4305
Migraine
MK-0974 (telcagepant)
Neuromuscular Blockade Reversal
SCH 900616 (Bridion) (U.S.)(5)
Osteoporosis
MK-0822 (odanacatib)
Parkinson’s Disease
SCH 420814 (preladenant)
Sarcoma
MK-8669 (ridaforolimus)
Thrombosis
SCH 530348 (vorapaxar)

Combination Products in Development(7)
Atherosclerosis
MK-0653C (Zetia/atorvastatin)
Diabetes
MK-0431D (Januvia/Zocor)
MK-0431A XR (Januvia/extended-release metformin) (U.S.)

Under Review
Contraception
SCH 900121, NOMAC/E2 (EU)
Staph Infection
MK-3009 (daptomycin for injection)(6)

Footnotes:

(1)	North American rights only
(2)	In November 2010, Merck submitted a letter of withdrawl to the EU agency for Zenhale. Zenhale has received approval in the United States where it is marketed as Dulera.
(3)	Approved in Europe
(4)	Approved in certain countries in Europe and Japan
(5)	Approved in Europe and Japan
(6)	Japanese rights only
(7)	Fixed dose combinations anticipated to be submitted to FDA for MK-0653C in 2011, MK-0431D in 2010 and MK-0431A XR in 2010

Selected Joint Venture and Affiliate Information
AstraZeneca LP
In 1998, Old Merck and Astra completed the restructuring of the ownership and operations of their existing joint venture whereby Old Merck acquired Astra’s interest in KBI Inc. (“KBI”) and contributed KBI’s operating assets to a new U.S. limited partnership, Astra Pharmaceuticals L.P. (the “Partnership”), in exchange for a 1% limited partner interest. Astra contributed the net assets of its wholly owned subsidiary, Astra USA, Inc., to the Partnership in exchange for a 99% general partner interest. The Partnership, renamed AstraZeneca LP (“AZLP”) upon Astra’s 1999 merger with Zeneca Group Plc (the “AstraZeneca merger”), became the exclusive distributor of the products for which KBI retained rights.
In connection with the 1998 restructuring, Astra purchased an option (the “Asset Option”) for a payment of $443.0 million, which was recorded as deferred income, to buy Old Merck’s interest in the KBI products, excluding the gastrointestinal medicines Nexium and Prilosec (the “Non-PPI Products”). On February 26, 2010, AstraZeneca notified the Company that it was exercising the Asset Option. Upon consummation of the exercise on April 30, 2010, Merck received $647 million from AstraZeneca, representing the net present value as of March 31, 2008 of projected future pretax revenue to be received by Old Merck from the Non-PPI Products, which was recorded as a reduction to the Company’s investment in AZLP. The Company recognized the $443.0 million of deferred income in the second quarter of 2010 as a component of Other (income) expense, net. In addition, in 1998, Old Merck granted Astra an option (the “Shares Option”) to buy Old Merck’s common stock interest in KBI and, therefore, Old Merck’s interest in Nexium and Prilosec, exercisable in 2012. Astra can also exercise the Shares Option in 2017 or if combined annual sales of both products fall below a minimum amount. The exercise price for the Shares Option will be based on the net present value of estimated future net sales of Nexium and Prilosec as determined at the time of exercise, subject to certain true-up mechanisms.
Sanofi Pasteur MSD
Total vaccine sales reported by SPMSD were $382.5 million and $495.8 million in the third quarter of 2010 and 2009, respectively, and were $871.0 million and $1.2 billion for the first nine months of 2010 and 2009, respectively. The declines were primarily driven by lower sales of Gardasil. SPMSD sales of Gardasil were $79.9 million and $108.1 million for the third quarter of 2010 and 2009, respectively, and were $244.4 million and $417.1 million for the first nine months of 2010 and 2009, respectively.
Merck/Schering-Plough Partnership
As a result of the Merger (see Note 2), the MSP Partnership is wholly-owned by the Company. Activity resulting from the sale of MSP Partnership products Zetia and Vytorin after the Merger has been consolidated with Merck’s results. For a discussion of the performance of these products in 2010, see “Sales” above. Merck’s share of the results of the MSP Partnership prior to the date of the Merger is reflected in Equity income from affiliates. The MSP Partnership reported combined global sales of Zetia and Vytorin of $1.0 billion and $3.0 billion for the third quarter and first nine months of 2009, respectively. Worldwide sales of Zetia were $514.5 million and $1.5 billion, respectively, and global sales of Vytorin were $514.1 million and $1.5 billion, respectively, for the third quarter and first nine months of 2009.
Merial Limited
On September 17, 2009, Old Merck sold its 50% interest in Merial to sanofi-aventis for $4 billion in cash. The sale resulted in the recognition of a $2.76 billion pretax gain reflected in Other (income) expense, net in the third quarter of 2009. Prior to the closing of the Merger, the agreements provided Old Merck with certain rights to terminate the call option for a fee of $400 million. The recognition of the termination fee was deferred until the fourth quarter of 2009 when the conditions that could have triggered its payment lapsed.
In connection with the sale of Merial, Old Merck, sanofi-aventis and Schering-Plough signed a call option agreement which provided sanofi-aventis with an option to require the Company to combine its Intervet/Schering-Plough Animal Health business with Merial to form an animal health joint venture that would be owned equally by the Company and sanofi-aventis. In March 2010, sanofi-aventis exercised its option. As part of the call option agreement, the value of Merial has been fixed at $8 billion. The minimum total value to be received by the Company for contributing Intervet/Schering-Plough to the combined entity would be $9.25 billion (subject to customary transaction adjustments), consisting of a floor valuation of Intervet/Schering-Plough which is fixed at a minimum of $8.5 billion (which was subject to potential upward revision based on a valuation exercise by the two parties) and an additional payment by sanofi-aventis of $750 million. Based on the valuation exercise, the value of Intervet/Schering-Plough was determined to be $8.5 billion, leading to a future payment of $250 million by sanofi-aventis to the Company to true-up the value of the contributions so that they are equal pursuant to the terms of the agreement. All payments, including adjustments for debt and certain other liabilities, will be made upon closing of the transaction. The formation of this new animal health joint venture is subject to execution of final agreements, regulatory review in the United States, Europe and other countries and other customary closing conditions. On March 30, 2010, the parties signed the contribution agreement which obligates them, subject to regulatory approval, to form the joint venture. The Company expects the transaction to close in the first quarter of 2011. The Company’s agreement with sanofi-aventis provides that if the transaction has not been consummated by March 30, 2011 either party may terminate the proposed joint venture without paying a break-up fee or other penalty.
The Company records the results from its interest in AZLP, SPMSD, the MSP Partnership (prior to the Merger) and Merial (prior to its disposition) in Equity income from affiliates.
Liquidity and Capital Resources

	September 30,	December 31,
($ in millions)	2010	2009

Cash and investments	$12,762.3	$10,036.8
Working capital	10,432.7	12,740.7
Total debt to total liabilities and equity	16.8%	15.5%

During the first nine months of 2010, cash provided by operating activities was $7.3 billion compared with $1.1 billion in the first nine months of 2009. Cash provided by operating activities in the first nine months of 2009 was negatively affected by $4.1 billion of payments into the Vioxx settlement funds and a $660 million payment made in connection with the previously disclosed settlement with the CRA. On an ongoing basis, cash provided by operations will continue to be the Company’s primary source of funds to finance operating needs and capital expenditures. Cash used in investing activities was $2.5 billion in the first nine months of 2010 compared with $16.0 billion of cash provided by investing activities in the first nine months of 2009 reflecting lower proceeds from the sales of securities and other investments and higher purchases of securities and other investments, as well as a decrease in restricted assets in the prior year period and proceeds from the 2009 disposition of Old Merck’s interest in Merial as discussed above, partially offset by the proceeds received in 2010 related to AstraZeneca’s asset option exercise. Cash used in financing activities in the first nine months of 2010 was $4.1 billion compared with cash provided by financing activities of $211.1 million in the first nine months of 2009 primarily driven by lower proceeds from the issuance of debt, purchases of treasury stock, increased dividends paid to stockholders and higher payments on debt, partially offset by an increase in short-term borrowings and higher proceeds from the exercise of stock options.
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
In addition, as previously disclosed, the CRA has proposed additional adjustments for 1999 and 2000 relating to other intercompany pricing matters. The adjustments would increase Canadian tax due by approximately $310 million (U.S. dollars) plus approximately $325 million (U.S. dollars) of interest through September 30, 2010. The Company disagrees with the positions taken by the CRA and believes they are without merit. The Company contested the assessments through the CRA appeals process without resolution and is preparing to litigate these issues in the courts. The CRA is expected to prepare similar adjustments for later years. Management believes that resolution of these matters will not have a material effect on the Company’s financial position or liquidity.
In connection with the appeals process discussed above related to 1999 and 2000, Old Merck pledged collateral to two financial institutions, one of which provided a guarantee to the CRA and the other to the Quebec Ministry of Revenue representing a portion of the tax and interest assessed. Certain of the cash and investments are collateralized for guarantees required to appeal these Canadian tax disputes. The collateral is included in Deferred income taxes and other current assets and Other assets in the Consolidated Balance Sheet and totaled approximately $310 million and $290 million at September 30, 2010 and December 31, 2009, respectively.
The IRS has finalized their examination of Schering-Plough’s 2003-2006 tax years. In this audit cycle the Company reached an agreement with the IRS on an adjustment to income related to intercompany pricing matters. This income adjustment will mostly reduce net operating losses (“NOLs”) and other tax credit carryforwards. Additionally, the Company is seeking resolution of two issues raised during this examination through the IRS administrative appeals process. The Company’s reserves for uncertain tax positions were adequate to cover all adjustments related to this examination period. The IRS will begin its examination of the 2007-2009 tax years for the Company in the fourth quarter of 2010. The IRS’s examination of Old Merck’s 2002 – 2005 federal income tax returns is ongoing and is expected to conclude within the next 12 months.
Capital expenditures totaled $1.0 billion and $903.6 million for the first nine months of 2010 and 2009, respectively. Capital expenditures for full year 2010 are estimated to be $1.8 billion.
Dividends paid to stockholders were $3.6 billion and $2.4 billion for the first nine months of 2010 and 2009, respectively. In May and July 2010, the Board of Directors declared a quarterly dividend of $0.38 per share on the Company’s common stock for the third and fourth quarters of 2010. Also in May 2010, the Board of Directors declared a quarterly dividend of $3.67 per share on the 6% mandatory convertible preferred stock for the third quarter of 2010.
The Company purchased $1.6 billion of its common stock (46.5 million shares) for its treasury during the first nine months of 2010. The Company has approximately $1.4 billion remaining under the November 2009 treasury stock purchase authorization.
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
On August 13, 2010, the Company’s outstanding 6% mandatory convertible preferred stock automatically converted by their terms into the right to receive cash and shares of Merck common stock. For each share of 6% mandatory convertible preferred stock, holders received $85.06 in cash and 4.6719 shares of Merck common stock. As a result of the conversion, approximately $72 million was paid to the holders and approximately 4 million Merck common shares were issued.
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
In January 2010, the FASB amended the existing disclosure guidance on fair value measurements, which is effective January 1, 2010, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective January 1, 2011. Among other things, the updated guidance requires additional disclosure for significant transfers in and out of Level 1 and Level 2 measurements and requires certain Level 3 disclosures on a gross basis. Additionally, the updates amend existing guidance to require a greater level of disaggregated information and more robust disclosures about valuation techniques and inputs to fair value measurements. Since the amended guidance requires only additional disclosures, the adoption of the provisions effective January 1, 2011 will not impact the Company’s financial position or results of operations.
Item 4. Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures over financial reporting for the period covered by this Form 10-Q. Based on this assessment, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2010, the Company’s disclosure controls and procedures are effective. The Company continues to move forward with its plans to integrate both the business operations and financial reporting systems of the legacy companies. These actions, coupled with the expanded use of shared business service centers, will result in modifications to the control environment over financial reporting. The Company continues to monitor the business and financial operations of the affected business units.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities for the three months ended September 30, 2010 were as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

			($ in millions)
	Total Number	Average Price	Approximate Dollar Value of Shares
	of Shares	Paid Per	That May Yet Be Purchased
Period	Purchased(1)	Share	Under the Plans or Programs(1)

July 1 - July 31, 2010	8,398,000	$35.26	$1,406.7

August 1 - August 31, 2010	0	—	$1,406.7

September 1 - September 30, 2010	0	—	$1,406.7

Total	8,398,000		$1,406.7

(1)	All shares purchased during the period were made as part of a plan approved by the Board of Directors in November 2009 to purchase up to $3 billion in Merck shares.

Item 6. Exhibits

Number	Description

3.1	Restated Certificate of Incorporation of Merck & Co., Inc. (November 3, 2009) – Incorporated by reference to Current Report on Form 8-K filed on November 4, 2009

3.2	By-Laws of Merck & Co., Inc. (effective November 3, 2009) – Incorporated by reference to Current Report on Form 8-K filed November 4, 2009

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101
The following materials from Merck & Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Cash Flow, and (iv) Notes to Consolidated Financial Statements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCK & CO., INC.
Date: November 8, 2010	/s/ Bruce N. Kuhlik
BRUCE N. KUHLIK
Executive Vice President and General Counsel

Date: November 8, 2010	/s/ John Canan
JOHN CANAN
Senior Vice President Finance - Global Controller

EXHIBIT INDEX

Number	Description

3.1	Restated Certificate of Incorporation of Merck & Co., Inc. (November 3, 2009) – Incorporated by reference to Current Report on Form 8-K filed on November 4, 2009

3.2	By-Laws of Merck & Co., Inc. (effective November 3, 2009) – Incorporated by reference to Current Report on Form 8-K filed November 4, 2009

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101
The following materials from Merck & Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Cash Flow, and (iv) Notes to Consolidated Financial Statements.