Form 10-K
period 2010-12-31
Merck & Co. Inc.
filed 2011-02-28
CIK 310158

As filed with the Securities and Exchange Commission on February 28, 2011
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

(MARK ONE)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2010
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

Number of shares of Common Stock ($0.50 par value) outstanding as of January 31, 2011: 3,083,080,697.

Aggregate market value of Common Stock ($0.50 par value) held by non-affiliates on June 30, 2010 based on closing price on June 30, 2010: $107,724,000,000.

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

Proxy Statement for the Annual Meeting of
Shareholders to be held May 24, 2011, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this report
Part III

PART I

Item 1.	Business.

The Company is a global health care company that delivers innovative health solutions through its prescription medicines, vaccines, biologic therapies, animal health, and consumer care products, which it markets directly and through its joint ventures. The Company’s operations are principally managed on a products basis and are comprised of four operating segments, which are the Pharmaceutical, Animal Health, Consumer Care and Alliances segments, and one reportable segment, which is the Pharmaceutical segment. The Pharmaceutical segment includes human health pharmaceutical and vaccine products marketed either directly by the Company or through joint ventures. Human health pharmaceutical products consist of therapeutic and preventive agents, generally sold by prescription, for the treatment of human disorders. The Company sells these human health pharmaceutical products primarily to drug wholesalers and retailers, hospitals, government agencies and managed health care providers such as health maintenance organizations, pharmacy benefit managers and other institutions. Vaccine products consist of preventive pediatric, adolescent and adult vaccines, primarily administered at physician offices. The Company sells these human health vaccines primarily to physicians, wholesalers, physician distributors and government entities. The Company also has animal health operations that discover, develop, manufacture and market animal health products, including vaccines, which the Company sells to veterinarians, distributors and animal producers. Additionally, the Company has consumer care operations that develop, manufacture and market over-the-counter, foot care and sun care products, which are sold through wholesale and retail drug, food chain and mass merchandiser outlets in the United States and Canada.

On November 3, 2009, Merck & Co., Inc. (“Old Merck”) and Schering-Plough Corporation (“Schering-Plough”) merged (the “Merger”). In the Merger, Schering-Plough acquired all of the shares of Old Merck, which became a wholly-owned subsidiary of Schering-Plough and was renamed Merck Sharp & Dohme Corp. Schering-Plough continued as the surviving public company and was renamed Merck & Co., Inc. (“New Merck” or the “Company”). However, for accounting purposes only, the Merger was treated as an acquisition with Old Merck considered the accounting acquirer. Accordingly, the accompanying financial statements reflect Old Merck’s stand-alone operations as they existed prior to the completion of the Merger. The results of Schering-Plough’s business have been included in New Merck’s financial statements only for periods subsequent to the completion of the Merger. Therefore, New Merck’s financial results for 2009 do not reflect a full year of legacy Schering-Plough operations. References in this report and in the accompanying financial statements to “Merck” for periods prior to the Merger refer to Old Merck and for periods after the completion of the Merger to New Merck.

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

Overview

During 2010, the Company made progress driving revenue growth for key products, expanding its global reach including within emerging markets, improving its cost structure, making strategic investments in its business and advancing its late-stage pipeline, while continuing the task of integrating the legacy companies post-Merger.

Sales increased to $46.0 billion in 2010 driven largely by incremental revenue resulting from the inclusion of a full year of results for legacy Schering-Plough products, such as Remicade (infliximab), a treatment for inflammatory diseases, Nasonex (mometasone furoate monohydrate), an inhaled nasal corticosteroid for the treatment of nasal allergy symptoms, Temodar (temozolomide), a treatment for certain types of brain tumors, PegIntron (peginterferon alpha-2b) for treating chronic hepatitis C, and Clarinex (desloratadine), a non-sedating antihistamine, as well as by the inclusion of a full year of results for Zetia (ezetimibe) and Vytorin (ezetimibe/simvastatin), cholesterol modifying medicines. Prior to the Merger, substantially all sales of Zetia and Vytorin were recognized by the Merck/Schering-Plough Partnership (the “MSP Partnership”) and the results of Old Merck’s interest in the MSP Partnership were recorded in Equity income from affiliates. As a result of the Merger, the MSP Partnership is wholly-owned by the Company and therefore revenues from these products are now reflected in Sales. Additionally, the Company recognized a full year of sales in 2010 from legacy Schering-Plough animal health and consumer care products. Sales for 2009 only include revenue from legacy Schering-Plough and MSP Partnership products for the post-Merger period through December 31, 2009. Also contributing to the sales increase was growth in Januvia (sitagliptin phosphate) and Janumet (sitagliptin phosphate and metformin hydrochloride) for the treatment of type 2 diabetes, Isentress (raltegravir), an antiretroviral therapy for use in combination therapy for the treatment of HIV-1 infection in adult patients, and Singulair (montelukast sodium), a medicine indicated for the chronic treatment of asthma and the relief of symptoms of allergic rhinitis. These increases were partially offset by lower sales of Cozaar (losartan potassium) and Hyzaar (losartan potassium and hydrochlorothiazide) for the treatment of hypertension, which lost patent protection in the United States in April 2010 and in a number of major European markets in March 2010. Revenue was also negatively affected by lower sales of Fosamax (alendronate sodium) and Fosamax Plus D (alendronate sodium/cholecalciferol) for the treatment and, in the case of Fosamax, prevention of osteoporosis, which have lost market exclusivity in the United States and in several major European markets, and lower revenue from the Company’s relationship with AstraZeneca LP (“AZLP”), as well as by lower sales of Gardasil [human papillomavirus quadrivalent (types 6, 11, 16 and 18) vaccine, recombinant], a vaccine to help prevent cervical, vulvar, vaginal and anal cancers, precancerous or dysplastic lesions, and genital warts caused by the human papillomavirus (“HPV”) types contained in the vaccine, and lower sales of Zocor (simvastatin), the Company’s statin for modifying cholesterol. In addition, the implementation of certain provisions of U.S. health care reform legislation during 2010 resulted in increased Medicaid rebates and other impacts that reduced revenues by approximately $170 million. Additionally, many countries in the European Union (“EU”) have undertaken austerity measures aimed at reducing costs in health care and have implemented pricing actions that negatively impacted sales in 2010.

Sales of Remicade and a follow-on product, Simponi, were $2.8 billion in the aggregate in 2010. The Company is involved in an arbitration with Centocor Ortho Biotech, Inc. (“Centocor”), a subsidiary of Johnson & Johnson, in which Centocor is seeking to terminate the Company’s rights to continue to market Remicade and Simponi. The arbitration hearing has concluded and the Company is awaiting the arbitration panel’s decision. See Item 8. “Financial Statements and Supplementary Data,” Note 12. “Contingencies and Environmental Liabilities” below. An unfavorable outcome in the arbitration would have a material adverse effect on the Company’s financial position, liquidity and results of operations.

Since the Merger, the Company has continued the advancement of drug candidates through its pipeline. During 2010, the U.S. Food and Drug Administration (“FDA”) approved Dulera Inhalation Aerosol (mometasone furoate/formoterol fumarate dihydrate), a new fixed-dose combination asthma treatment for patients 12 years of age and older. In addition, the intravenous formulation of Brinavess (vernakalant), for which Merck has exclusive marketing rights outside of the United States, Canada and Mexico, was granted marketing approval in the EU for the rapid conversion of recent onset atrial fibrillation to sinus rhythm in adults: for non-surgery patients with atrial fibrillation of seven days or less and for post-cardiac surgery patients with atrial fibrillation of three days or less.

Also during 2010, the FDA approved a new indication for Gardasil for the prevention of anal cancer caused by HPV types 16 and 18 and for the prevention of anal intraepithelial neoplasia grades 1, 2 and 3 (anal dysplasias and precancerous lesions) caused by HPV types 6, 11, 16 and 18, in males and females 9 through 26 years of age. Additionally, in September 2010, two supplemental New Drug Applications (“sNDA”) for Saphris (asenapine) for the treatment of schizophrenia in adults and acute treatment of bipolar I disorder in adults were approved in the United States to expand the product’s indications. Also during 2010, the Company entered into a co-promotion agreement for the commercialization of Daxas, a treatment for symptomatic chronic obstructive pulmonary disease, which the Company launched in certain European markets.

The Company currently has three candidates under review with the FDA: boceprevir, an investigational oral hepatitis C protease inhibitor; MK-0431A XR, the Company’s investigational extended-release formulation of Janumet; and MK-0431D, an investigational combination of Januvia and Zocor for the treatment of diabetes and dyslipidemia. In addition, SCH 900121, NOMAC/E2, an oral contraceptive that combines a selective progestin with 17-beta estradiol, is currently under review in the EU. Additionally, MK-3009, Cubicin daptomycin for injection, is currently under review in Japan where the Company has marketing rights. Also, the Company currently has 19 candidates in Phase III development and anticipates making a New Drug Application (“NDA”) with respect to certain of these candidates in 2011 including MK-8669, ridaforolimus, a novel mTOR inhibitor being evaluated for the treatment of metastatic soft tissue and bone sarcomas; MK-2452, Saflutan (tafluprost), for the reduction of elevated intraocular pressure in appropriate patients with primary open-angle glaucoma and ocular hypertension; MK-0653C, ezetimibe combined with atorvastatin, which is an investigational medication for the treatment of dyslipidemia; and MK-0974, telcagepant, the Company’s investigational medication for acute treatment of migraine. Another Phase III candidate is vorapaxar with respect to which the Company was recently informed by the chairman of one of the studies to discontinue study drug and that investigators were to begin to close out the study in a timely and orderly fashion. The Company recorded a material impairment charge on the related intangible asset. See “Research and Development” below.

The Company continues to make progress in achieving cost savings across all areas, including from consolidation in both sales and marketing and research and development, the application of the Company’s lean manufacturing and sourcing strategies to the expanded operations, and the full integration of the MSP Partnership. These savings result from various actions, including the Merger Restructuring Program discussed below, previously announced ongoing cost reduction activities at both legacy companies, as well as from non-restructuring-related activities such as the Company’s procurement savings initiative. During 2010, the Company realized more than $2.0 billion in net cost savings from all of these activities.

In February 2010, the Company commenced actions under a global restructuring program (the “Merger Restructuring Program”) in conjunction with the integration of the legacy Merck and legacy Schering-Plough businesses. This Merger Restructuring Program is intended to optimize the cost structure of the combined company. Additional actions under the program continued during 2010. As part of the restructuring actions taken thus far under the Merger Restructuring Program, the Company expects to reduce its total workforce measured at the time of the Merger by approximately 17% across the Company worldwide. In addition, the Company has eliminated over 2,500 positions which were vacant at the time of the Merger. These workforce reductions will primarily come from the elimination of duplicative positions in sales, administrative and headquarters organizations, as well as from the sale or closure of certain manufacturing and research and development sites and the consolidation of office facilities. The Company will continue to pursue productivity efficiencies and evaluate its manufacturing supply chain capabilities on an ongoing basis which may result in future restructuring actions. During this period, the Company also will continue to hire new employees in strategic growth areas of the business as necessary. In connection with the Merger Restructuring Program, separation costs under the Company’s existing severance programs worldwide were recorded in the fourth quarter of 2009 to the extent such costs were probable and reasonably estimable. The Company commenced accruing costs related to enhanced termination benefits offered to employees under the Merger Restructuring Program in the first quarter of 2010 when the necessary criteria were met. The Company recorded total pretax restructuring costs of $1.8 billion in 2010 and $1.5 billion in 2009 related to this program. The restructuring actions taken thus far under the Merger Restructuring Program are expected to be substantially completed by the end of 2012, with the exception of certain manufacturing facilities actions, with the total cumulative pretax costs estimated to be approximately $3.8 billion to $4.6 billion. The Company estimates that approximately two-thirds of the cumulative pretax costs relate to cash outlays, primarily related to employee separation expense. Approximately one-third of the cumulative pretax costs are non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested. The Company expects the restructuring actions taken thus far under the Merger Restructuring Program to result in annual savings in 2012 of approximately $2.7 billion to $3.1 billion.

In March 2010, the United States enacted health care reform legislation. Important market reforms began during 2010 and will continue through full implementation in 2014. During 2010, Merck incurred costs as a result of the legislation, including increased Medicaid rebates and other impacts that reduced revenues. The Company also recorded a charge in 2010 associated with this legislation that changed tax law to require taxation of the prescription drug subsidy of the Company’s retiree health benefit plans for which companies receive reimbursement under Medicare Part D. Additional provisions of the legislation will come into effect in 2011, including the assessment of an annual health care reform fee on all branded prescription drug manufacturers and importers and the requirement that drug manufacturers pay a 50% discount on Medicare Part D utilization incurred by beneficiaries when they are in the Medicare Part D coverage gap (i.e., the so-called “donut hole”). These new provisions will decrease revenues and increase costs.

Earnings per common share (“EPS”) assuming dilution for 2010 were $0.28, which reflect a net unfavorable impact resulting from the amortization of purchase accounting adjustments, in-process research and development (“IPR&D”) impairment charges, including a charge related to the vorapaxar clinical development program, restructuring and merger-related costs, as well as a legal reserve relating to Vioxx (the “Vioxx Liability Reserve”) discussed below, partially offset by the gain recognized on AstraZeneca’s exercise of its option to acquire certain assets from the Company. Non-GAAP EPS in 2010 were $3.42 excluding these items (see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” — “Non-GAAP Income and Non-GAAP EPS” below).

In December 2010, Merck announced that its Board of Directors had elected Kenneth C. Frazier, then Merck’s president, as chief executive officer and president, as well as a member of the board, effective January 1, 2011. Mr. Frazier succeeds Richard T. Clark, who will continue to serve as chairman of the board.

Product Sales

Sales(1) of the Company’s products were as follows:

Years Ended December 31	2010	2009	2008

Pharmaceutical:
Bone, Respiratory, Immunology and Dermatology
Singulair	$4,987	$4,660	$4,337
Remicade	2,714	431	—
Nasonex	1,220	165	—
Fosamax	926	1,100	1,553
Clarinex	659	101	—
Arcoxia	398	358	377
Proventil	210	26	—
Asmanex	208	37	—
Cardiovascular
Zetia	2,297	403	6
Vytorin	2,014	441	84
Integrilin	266	46	—
Diabetes and Obesity
Januvia	2,385	1,922	1,397
Janumet	954	658	351
Diversified Brands
Cozaar/Hyzaar	2,104	3,561	3,558
Zocor	468	558	660
Propecia	447	440	429
Claritin Rx	420	71	—
Vasotec/Vaseretic	255	311	357
Remeron	223	38	—
Proscar	216	291	324
Infectious Disease
Isentress	1,090	752	361
PegIntron	737	149	—
Cancidas	611	617	596
Primaxin	610	689	760
Invanz	362	293	265
Avelox	316	66	—
Rebetol	221	36	—
Crixivan/Stocrin	206	206	275
Neurosciences and Ophthalmology
Maxalt	550	575	529
Cosopt/Trusopt	484	503	781
Subutex/Suboxone	111	36	—
Oncology
Temodar	1,065	188	—
Emend	378	317	264
Caelyx	284	47	—
Intron A	209	38	—
Vaccines(2)
ProQuad/M-M-R II/Varivax	1,378	1,369	1,268
Gardasil	988	1,118	1,403
RotaTeq	519	522	665
Pneumovax	376	346	249
Zostavax	243	277	312
Women’s Health and Endocrine
NuvaRing	559	88	—
Follistim AQ	528	96	—
Implanon	236	37	—
Cerazette	209	35	—
Other pharmaceutical(3)	4,170	1,218	920

Total Pharmaceutical segment sales	39,811	25,236	22,081

Other segment sales(4)	5,578	2,114	1,694

Total segment sales	45,389	27,350	23,775

Other(5)	598	78	75

	$45,987	$27,428	$23,850

(1)	Sales of legacy Schering-Plough products reflect results for 2010 and the post-Merger period in 2009. In addition, prior to the Merger, substantially all sales of Zetia and Vytorin were recognized by the MSP Partnership and the results of Old Merck’s interest in the MSP Partnership were recorded in Equity income from affiliates. As a result of the Merger, the MSP Partnership is wholly-owned by the Company; accordingly, all sales of MSP Partnership products after the Merger are reflected in the table above. Sales of Zetia and Vytorin in 2008 reflect Old Merck’s sales of these products in Latin America which was not part of the MSP Partnership.

(2)	These amounts do not reflect sales of vaccines sold in most major European markets through the Company’s joint venture, Sanofi Pasteur MSD, the results of which are reflected in Equity income from affiliates. These amounts do, however, reflect supply sales to Sanofi Pasteur MSD.

(3)	Other pharmaceutical primarily reflects sales of other human pharmaceutical products, including products within the franchises not listed separately.

(4)	Reflects other non-reportable segments including Animal Health and Consumer Care, and revenue from the Company’s relationship with AZLP primarily relating to sales of Nexium, as well as Prilosec. Revenue from AZLP was $1.3 billion, $1.4 billion and $1.6 billion in 2010, 2009 and 2008, respectively.

(5)	Other revenues are primarily comprised of miscellaneous corporate revenues, third-party manufacturing sales, sales related to divested products or businesses and other supply sales not included in segment results.

Pharmaceutical
The Company’s pharmaceutical products include therapeutic and preventive agents, generally sold by prescription, for the treatment of human disorders. Among these are:

Bone, Respiratory, Immunology and Dermatology:  Singulair; Remicade; Nasonex; Fosamax; Clarinex; Arcoxia (etoricoxib) for the treatment of arthritis and pain; Asmanex Twisthaler (mometasone furoate inhalation powder), an oral dry-powder corticosteroid inhaler for first-line maintenance treatment of asthma in patients 4 and older; and Proventil HFA (albuterol sulfate) inhalation aerosol for the relief of bronchospasm in patients 12 years or older.

Cardiovascular:  Zetia (marketed as Ezetrol outside the United States); Vytorin (marketed as Inegy outside the United States); and Integrilin (eptifibatide) Injection, a platelet receptor GP IIb/IIIa inhibitor for the treatment of patients with acute coronary syndrome and those undergoing percutaneous coronary intervention in the United States, as well as for the prevention of early myocardial infarction in patients with acute coronary syndrome in most countries.

Diabetes and Obesity:  Januvia and Janumet for the treatment of type 2 diabetes.

Diversified Brands:  Cozaar; Hyzaar; Zocor; Propecia (finasteride), a product for the treatment of male pattern hair loss; Claritin Rx; Vasotec (enalapril maleate) and Vaseretic (enalapril maleate-hydrochlorothiazide), hypertension and/or heart failure products; Proscar (finasteride), a urology product for the treatment of symptomatic benign prostate enlargement; and Remeron (mirtazapine), an antidepressant.

Infectious Disease:  Isentress; PegIntron; Primaxin (imipenem and cilastatin sodium); Cancidas (caspofungin acetate), an anti-fungal product; Invanz (ertapenem sodium) for the treatment of certain infections; Avelox (moxifloxacin), which the Company only markets in the United States, a broad-spectrum fluoroquinolone antibiotic for certain respiratory and skin infections; Rebetol (ribavirin, USP) Capsules and Oral Solution for use in combination with PegIntron or Intron A (interferon alpha-2b, recombinant) for treating chronic hepatitis C; and Crixivan (indinavir sulfate) and Stocrin (efavirenz), antiretroviral therapies for the treatment of HIV infection.

Neurosciences and Ophthalmology:  Maxalt (rizatriptan benzoate), a product for acute treatment of migraine; and Cosopt (dorzolamide hydrochloride and timolol maleate ophthalmic solution) and Trusopt (dorzolamide hydrochloride ophthalmic solution).

Oncology:  Temodar; Emend (aprepitant) for the prevention of chemotherapy-induced and post-operative nausea and vomiting; and Intron A for Injection, marketed for chronic hepatitis B and C and numerous anticancer indications worldwide, including as adjuvant therapy for malignant melanoma.

Vaccines:  ProQuad (Measles, Mumps, Rubella and Varicella Virus Vaccine Live), a pediatric combination vaccine to help prevent measles, mumps, rubella and varicella; M-M-R II (Measles, Mumps and Rubella Virus Vaccine Live), a vaccine to help prevent measles, mumps and rubella; Varivax (Varicella Virus Vaccine Live), a vaccine to help prevent chickenpox (varicella); Gardasil; RotaTeq (Rotavirus Vaccine, Live, Oral, Pentavalent), a vaccine to help protect against rotavirus gastroenteritis in infants and children; Pneumovax (pneumococcal vaccine polyvalent), a vaccine to help prevent pneumococcal disease; and Zostavax (Zoster Vaccine Live), a vaccine to help prevent shingles (herpes zoster) in patients aged 60 or older.

Women’s Health and Endocrine:  NuvaRing (etonogestrel/ethinyl estradiol vaginal ring), a vaginal contraceptive ring; Follistim AQ (follitropin beta injection), a fertility treatment; Implanon (etonogestrel implant), a single-rod subdermal contraceptive implant; and Cerazette, a progestin only oral contraceptive.

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

Poultry Products:  Nobilis/Innovax, vaccine lines for poultry; and Paracox and Coccivac coccidiosis vaccines.

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

Consumer Care
The Consumer Care segment develops, manufactures and markets over-the-counter, foot care and sun care products. Principal products in this segment include:

Over-the-Counter Products:  Claritin non-drowsy antihistamines; MiraLAX treatment for occasional constipation; Coricidin HBP decongestant-free cold/flu medicine for people with high blood pressure; Afrin nasal decongestant spray; and Zegerid OTC treatment for frequent heartburn.

Foot Care:  Dr. Scholl’s foot care products; Lotrimin topical antifungal products; and Tinactin topical antifungal products and foot and sneaker odor/wetness products.

Sun Care:  Coppertone sun care lotions, sprays and dry oils; and Solarcaine sunburn relief products.

For a further discussion of sales of the Company’s products, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Product Approvals

In June 2010, the FDA approved Dulera Inhalation Aerosol, a new fixed-dose combination asthma treatment for patients 12 years of age and older. Dulera combines an inhaled corticosteroid with a long-acting beta2-agonist.

In September 2010, the intravenous formulation of Brinavess was granted marketing approval in the EU, Iceland and Norway for the rapid conversion of recent onset atrial fibrillation to sinus rhythm in adults: for non-surgery patients with atrial fibrillation of seven days or less and for post-cardiac surgery patients with atrial fibrillation of three days or less. Brinavess acts preferentially in the atria and is the first product in a new class of pharmacologic agents for cardioversion of atrial fibrillation to launch in the EU. In April 2009, Cardiome Pharma Corp. and Merck announced a collaboration and license agreement for the development and commercialization of vernakalant. The agreement provides Merck exclusive rights outside of the United States, Canada and Mexico to vernakalant intravenous formulation.

In August 2009, the FDA approved Saphris (asenapine) for the acute treatment of schizophrenia in adults and for the acute treatment of manic or mixed episodes associated with bipolar I disorder with or without psychotic features in adults. In September 2010, two sNDAs for Saphris were approved in the United States to expand the product’s indications to the treatment of schizophrenia in adults, as monotherapy for the acute treatment of manic or mixed episodes associated with bipolar I disorder in adults, and as adjunctive therapy with either lithium or valproate for the acute treatment of manic or mixed episodes associated with bipolar I disorder in adults. In September 2010, asenapine, to be sold under the brand name Sycrest, received marketing approval in the EU for the treatment of moderate to severe manic episodes associated with bipolar I disorder in adults; the marketing approval did not include an indication for schizophrenia. The marketing approval applies to all EU member states. In October 2010, Merck and H. Lundbeck A/S (“Lundbeck”) announced a worldwide commercialization agreement for Sycrest sublingual tablets (5 mg, 10 mg). Under the terms of the agreement, Lundbeck paid a fee and will make product supply payments in exchange for exclusive commercial rights to Sycrest in all markets outside the United States, China and Japan. Merck will retain exclusive commercial rights to asenapine in the United States, China and Japan. Concurrently, Merck is continuing to pursue regulatory approval for asenapine in other parts of the world.

Joint Ventures

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

In conjunction with the 1998 restructuring discussed above, Astra purchased an option (the “Asset Option”) for a payment of $443 million, which was recorded as deferred income, to buy Old Merck’s interest in the KBI products, excluding the gastrointestinal medicines Nexium and Prilosec (the “Non-PPI Products”). In April 2010, AstraZeneca exercised the Asset Option. Merck received $647 million from AstraZeneca representing the net present value as of March 31, 2008 of projected future pretax revenue to be received by Old Merck from the Non-PPI Products (the “Appraised Value”), which was recorded as a reduction to the Company’s investment in AZLP. The Company recognized the $443 million of deferred income in 2010 as a component of Other (income) expense, net. In addition, in 1998, Old Merck granted Astra an option (the “Shares Option”) to buy Old Merck’s common stock interest in KBI and, therefore, Old Merck’s interest in Nexium and Prilosec, exercisable in 2012. The exercise price for the Shares Option will be based on the net present value of estimated future net sales of Nexium and Prilosec as determined at the time of exercise, subject to certain true-up mechanisms. The Company believes that it is likely that AstraZeneca will exercise the Shares Option.

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

Johnson & JohnsonoMerck Consumer Pharmaceuticals Company
In 1989, Old Merck formed a joint venture with Johnson & Johnson to develop and market a broad range of nonprescription medicines for U.S. consumers. This 50% owned joint venture also includes Canada. Significant joint venture products are Pepcid AC (famotidine), an over-the-counter form of Old Merck’s ulcer medication Pepcid (famotidine), as well as Pepcid Complete, an over-the-counter product that combines the Company’s ulcer medication with antacids (calcium carbonate and magnesium hydroxide).

Licenses

In 1998, a subsidiary of Schering-Plough entered into a licensing agreement with Centocor, a Johnson & Johnson company, to market Remicade, which is prescribed for the treatment of inflammatory diseases. In 2005, Schering-Plough’s subsidiary exercised an option under its contract with Centocor for license rights to develop and commercialize Simponi, a fully human monoclonal antibody. The Company has exclusive marketing rights to both products outside the United States, Japan and certain other Asian markets. In December 2007, Schering-Plough and Centocor revised their distribution agreement regarding the development, commercialization and distribution of both Remicade and Simponi, extending the Company’s rights to exclusively market Remicade to match the duration of the Company’s exclusive marketing rights for Simponi. In addition, Schering-Plough and Centocor agreed to share certain development costs relating to Simponi’s auto-injector delivery system. On October 6, 2009, the European Commission (“EC”) approved Simponi as a treatment for rheumatoid arthritis and other immune system disorders in two presentations – a novel auto-injector and a prefilled syringe. As a result, the Company’s marketing rights for both products extend for 15 years from the first commercial sale of Simponi within the EU following the receipt of pricing and reimbursement approval within the EU. After operating expenses and subject to certain adjustments, the Company was entitled to receive an approximate 60% share of profits on the Company’s distribution in the Company’s marketing territory through December 31, 2009. Beginning in 2010, the Company’s share of profits change over time to a 50% share of profits by 2014 for both products and the share of profits will remain fixed thereafter for the remainder of the term. The Company may independently develop and market Simponi for a Crohn’s disease indication in its territories, with an option for Centocor to participate. Centocor has instituted an arbitration proceeding to terminate this agreement and the Company’s rights to distribute these products. See Item 1A. “Risk Factors” and Item 8. “Financial Statements and Supplementary Data,” Note 12. “Contingencies and Environmental Liabilities” below.

Competition

The markets in which the Company conducts its business and the pharmaceutical industry are highly competitive and highly regulated. The Company’s competitors include other worldwide research-based pharmaceutical companies, smaller research companies with more limited therapeutic focus, and generic drug and consumer health care manufacturers. The Company’s operations may be affected by technological advances of competitors, industry consolidation, patents granted to competitors, competitive combination products, new products of competitors, the generic availability of competitors’ branded products, new information from clinical trials of marketed products or post-marketing surveillance and generic competition as the Company’s products mature. In addition, patent positions are increasingly being challenged by competitors, and the outcome can be highly uncertain. An adverse result in a patent dispute can preclude commercialization of products or negatively affect sales of existing products and could result in the recognition of an impairment charge with respect to certain products. Competitive pressures have intensified as pressures in the industry have grown. The effect on operations of competitive factors and patent disputes cannot be predicted.

Pharmaceutical competition involves a rigorous search for technological innovations and the ability to market these innovations effectively. With its long-standing emphasis on research and development, the Company is well positioned to compete in the search for technological innovations. Additional resources to meet market challenges include quality control, flexibility to meet customer specifications, an efficient distribution system and a strong technical information service. The Company is active in acquiring and marketing products through external alliances, such as joint ventures and licenses, and has been refining its sales and marketing efforts to further address changing industry conditions. However, the introduction of new products and processes by competitors may result in price reductions and product displacements, even for products protected by patents. For example, the number of compounds available to treat a particular disease typically increases over time and can result in slowed sales growth for the Company’s products in that therapeutic category.

Global efforts toward health care cost containment continue to exert pressure on product pricing and market access. In 2010, this pressure was particularly intense in several European countries which implemented austerity measures aimed at reducing costs in areas such as health care. In the United States, federal and state governments for many years also have pursued methods to reduce the cost of drugs and vaccines for which they pay. For example, federal laws require the Company to pay specified rebates for medicines reimbursed by Medicaid and to provide discounts for outpatient medicines purchased by certain Public Health Service entities and “disproportionate share” hospitals (hospitals meeting certain criteria). Under the Federal Vaccines for Children entitlement program, the U.S. Centers for Disease Control and Prevention (“CDC”) funds and purchases recommended pediatric vaccines at a public sector price for the immunization of Medicaid-eligible, uninsured, Native American and certain underinsured children. Merck was awarded a CDC contract in 2010 for the supply of pediatric vaccines for the Vaccines for Children program.

Against this backdrop, the United States enacted major health care reform legislation in 2010. Various insurance market reforms began last year and will continue through full implementation in 2014. The new law is expected to expand access to health care to more than 32 million Americans by the end of the decade that did not previously have regular access to health care. With respect to the effect of the law on the pharmaceutical industry, the law increased the mandated Medicaid rebate from 15.1% to 23.1%, expanded the rebate to Medicaid managed care utilization, and increased the types of entities eligible for the federal 340B drug discount program. The law also requires pharmaceutical manufacturers to pay a 50% discount on Medicare Part D utilization by beneficiaries when they are in the Medicare Part D coverage gap (i.e., the so-called “donut hole”). Also, beginning in 2011, pharmaceutical manufacturers will be required to pay an annual health care reform fee. The total annual industry fee, which will be $2.5 billion in 2011, will be assessed on each company in proportion to its share of sales to certain government programs, such as Medicare and Medicaid.

Although not included in the health care reform law, Congress has also considered, and may consider again, proposals to increase the government’s role in pharmaceutical pricing in the Medicare program. These proposals may include removing the current legal prohibition against the Secretary of the Health and Human Services intervening in price negotiations between Medicare drug benefit program plans and pharmaceutical companies. They may also include mandating the payment of rebates for some or all of the pharmaceutical utilization in Medicare drug benefit plans. In addition, Congress may again consider proposals to allow, under certain conditions, the importation of medicines from other countries.

The full impact of U.S. health care reform, as well as continuing budget pressures on governments around the world, cannot be predicted at this time.

In addressing cost containment pressures, the Company makes a continuing effort to demonstrate that its medicines provide value to patients and to those who pay for health care. The Company works in markets with historically low rates of government spending on health care to encourage those governments to increase their investments and thereby improve their citizens’ access to appropriate health care, including medicines.

In the animal health business, there is intense competition which is affected by several factors including regulatory and legislative issues, scientific and technological advances, product innovation, the quality and price of the Company’s products, effective promotional efforts and the frequent introduction of generic products by competitors.

The Company’s consumer care operations face competition from other consumer health care businesses as well as retailers who carry their own private label brands. The Company’s competitive position is affected by several factors, including regulatory and legislative issues, scientific and technological advances, the quality and price of the Company’s products, promotional efforts and the growth of lower cost private label brands.

Operating conditions have become more challenging under the global pressures of competition, industry regulation, and cost containment efforts. Although no one can predict the effect of these and other factors on the Company’s business, the Company continually takes measures to evaluate, adapt and improve the organization and its business practices to better meet customer needs and believes that it is well positioned to respond to the evolving health care environment and market forces.

Government Regulation

The pharmaceutical industry is subject to regulation by regional, country, state and local agencies around the world. Governmental regulation and legislation tends to focus on standards and processes for determining drug safety and effectiveness, as well as conditions for sale or reimbursement, especially related to the pricing of products.

Of particular importance is the FDA in the United States, which administers requirements covering the testing, approval, safety, effectiveness, manufacturing, labeling, and marketing of prescription pharmaceuticals. In many cases, the FDA requirements and practices have increased the amount of time and resources necessary to develop new products and bring them to market in the United States. U.S. health care reform legislation which passed in 2010 with a full implementation date of 2014, significantly expands access to health care, but also contains a number of provisions imposing new obligations on the pharmaceutical industry, including, for example, an increase in the mandated rebate under the Medicaid program and a new discount requirement in the Medicare Part D program.

The EU has adopted Directives and other legislation concerning the classification, labeling, advertising, wholesale distribution and approval for marketing of medicinal products for human use. These provide mandatory standards throughout the EU, which may be supplemented or implemented with additional regulations by the EU member states. The Company’s policies and procedures are already consistent with the substance of these directives; consequently, it is believed that they will not have any material effect on the Company’s business.

In January 2008, the EC launched a sector inquiry in the pharmaceutical industry under the rules of EU competition law. A sector inquiry allows the EC to gather information about the general operation of market competition and is not an investigation into suspected anti-competitive behavior of specific firms. As part of this inquiry, Old Merck’s offices in Germany were inspected by the authorities beginning in January 2008. The preliminary report of the EC was issued in November 2008, and following the public consultation period, the final report was issued in July 2009. The final report confirmed that there has been a decline in the number of novel medicines reaching the market and instances of delayed market entry of generic medicines and discussed industry practices that may have contributed to these phenomena. Among other things, the final report expressed concern over settlements of patent disputes between originator and generic companies and suggested that the EC should monitor any anti-competitive effects. While the EC has issued further inquiries with respect to the subject of the investigation, including to the Company, the EC has not alleged that the Company or any of its subsidiaries have engaged in any unlawful practices.

The Company believes that it will continue to be able to conduct its operations, including launching new drugs into the market, in this regulatory environment.

Access to Medicines

As a global health care company, Merck’s primary role is to discover and develop innovative medicines and vaccines. The Company also recognizes that it has an important role to play in helping to improve access to its products around the world. The Company’s efforts in this regard are wide-ranging. For example, the Company has been recognized for pricing many of its products through a differential pricing framework, taking into consideration such factors as a country’s level of economic development and public health need.

Building on the Company’s own efforts, Merck has undertaken collaborations with many stakeholders to improve access to medicines and enhance the quality of life for people around the world.

For example, in 2010, through a partnership of Merck, the Government of Bhutan, and the Australian Cervical Cancer Foundation, Bhutan became the first low-income country in the world to successfully implement a national HPV vaccination program. Under this program, Merck is providing Gardasil free of charge for the first year of the program and will provide Gardasil at the Company’s access price for five more years.

Also in 2010, Merck worked with its partner, the Wellcome Trust, to further develop the Hillemann Laboratories which was established in September 2009. This initiative will focus on developing affordable vaccines to prevent diseases that commonly affect low-income countries.

Merck has also in the past provided funds to The Merck Company Foundation, an independent organization, which has partnered with a variety of organizations dedicated to improving global health. One of these partnerships is The African Comprehensive HIV/AIDS Partnership in Botswana, a collaboration with the government of Botswana and the Bill & Melinda Gates Foundation, that was renewed in 2010, and supports Botswana’s response to HIV/AIDS through a comprehensive and sustainable approach to HIV prevention, care, treatment, and support.

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

Distribution

The Company sells its human health pharmaceutical products primarily to drug wholesalers and retailers, hospitals, government agencies and managed health care providers such as health maintenance organizations, pharmacy benefit managers and other institutions. Human health vaccines are sold primarily to physicians, wholesalers, physician distributors and government entities. The Company’s professional representatives communicate the effectiveness, safety and value of the Company’s pharmaceutical and vaccine products to health care professionals in private practice, group practices, hospitals and managed care organizations. The Company sells its animal health products to veterinarians, distributors and animal producers. The Company’s over-the-counter, foot care and sun care products are sold through wholesale and retail drug, food chain and mass merchandiser outlets in the United States and Canada.

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

The Food and Drug Administration Modernization Act (the “FDA Modernization Act”) includes a Pediatric Exclusivity Provision that may provide an additional six months of market exclusivity in the United States for indications of new or currently marketed drugs if certain agreed upon pediatric studies are completed by the applicant. These exclusivity provisions were re-authorized by the Prescription Drug User Fee Act passed in September 2007. Current U.S. patent law provides additional patent term under Patent Term Restoration for periods when the patented product was under regulatory review before the FDA.

Patent portfolios developed for products introduced by the Company normally provide market exclusivity. The Company has the following key U.S. patent protection (including Patent Term Restoration and Pediatric Exclusivity) for major marketed products:

Product	Year of Expiration (in U.S.)(1)

Crixivan	2012 (compound)/2018 (formulation)
Maxalt(2)	2012
Singulair	2012
Cancidas	2013 (compound)/2015 (composition)
Propecia(3)	2013 (formulation/use)
Asmanex	2014 (use)/2018 (formulation)
Avelox(4)	2014
Dulera	2014 (use)/2020 (combination)
Integrilin	2014 (compound)/2015 (use/formulation)
Nasonex	2014 (use/formulation)/2018(formulation)
Temodar(5)	2014
Emend	2015
Follistim AQ	2015
PegIntron	2015 (conjugates)/2020 (Mature IFN-alpha)
Zolinza	2015 (with pending Patent Term Restoration)
Invanz	2016 (compound)/2017 (composition)
Zostavax	2016 (use)
Zetia/Vytorin(6)	2017
NuvaRing	2018 (delivery system)
Noxafil	2019
RotaTeq	2019
Clarinex(7)	2020 (formulation)
Comvax	2020 (method of making/vectors)
Intron A	2020
Recombivax	2020 (method of making/vectors)
Saphris/Sycrest	2020 (use/formulation) (subject to pending Patent Term Restoration application)
Januvia/Janumet	2022 (compound)/2026 (salt)
Isentress	2023
Gardasil	2026 (method of making/use/product by process)

(1)	Compound patent unless otherwise noted.
(2)	The Company has determined that it will not enforce an additional patent that was set to expire in 2014.
(3)	By agreement, Dr. Reddy’s Laboratories, Inc. may launch a generic in the U.S. on January 1, 2013.
(4)	By settlement, Teva Pharmaceuticals, Inc. may launch a generic in the U.S. as early as February 2014. Six months Pediatric Market Exclusivity may extend this date to August 2014.
(5)	By agreement, Barr Laboratories, Inc. may launch a generic in the U.S. on August 11, 2013.
(6)	By agreement, Glenmark Pharmaceuticals, Inc. may launch a generic in the U.S. on December 12, 2016.
(7)	By virtue of litigation settlement, generic manufacturers have been given the right to enter the U.S. market as of 2012.

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

The patents that provided U.S. market exclusivity for Cozaar and Hyzaar expired in April 2010. In addition, Cozaar and Hyzaar lost patent protection in a number of major European markets in March 2010. Accordingly, the Company is experiencing a significant decline in Cozaar/Hyzaar worldwide sales and the Company expects such decline to continue. In addition, the patent that provides U.S. market exclusivity for Singulair, the Company’s largest selling product, expires in August 2012. The Company expects that within the two years following patent expiration, it will lose substantially all U.S. sales of Singulair, with most of those declines coming in the first full year following patent expiration. Also, the patent for Singulair will expire in a number of major European markets in August 2012 and the Company expects sales of Singulair in those markets will decline significantly thereafter (although the six month Pediatric Market Exclusivity may extend this date in some markets to February 2013). The compound patent that provides market exclusivity for Maxalt in the United States expires in June 2012 (although the six month Pediatric Market Exclusivity may extend this date to December 2012). In addition, the patent for Maxalt will expire in a number of major European markets in 2013. The Company anticipates that sales in the United States and in these European markets will decline significantly after these patent expiries.

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

For further information with respect to the Company’s patents, see Item 1A. “Risk Factors” and Item 8. Financial Statements and Supplementary Data, Note 12. “Contingencies and Environmental Liabilities” below.

Worldwide, all of the Company’s important products are sold under trademarks that are considered in the aggregate to be of material importance. Trademark protection continues in some countries as long as used; in other countries, as long as registered. Registration is for fixed terms and can be renewed indefinitely.

Royalty income in 2010 on patent and know-how licenses and other rights amounted to $347 million. Merck also incurred royalty expenses amounting to $1.38 billion in 2010 under patent and know-how licenses it holds.

Research and Development

The Company’s business is characterized by the introduction of new products or new uses for existing products through a strong research and development program. Approximately 15,500 people are employed in the Company’s research activities. Research and development expenses were $11.0 billion in 2010, $5.8 billion in 2009 and $4.8 billion in 2008 (which included restructuring costs in all years, as well as $2.4 billion of IPR&D impairment charges in 2010). The Company maintains its ongoing commitment to research over a broad range of therapeutic areas and clinical development in support of new products.

The Company maintains a number of long-term exploratory and fundamental research programs in biology and chemistry as well as research programs directed toward product development. The Company’s research and development model is designed to increase productivity and improve the probability of success by prioritizing the Company’s research and development resources on disease areas of unmet medical needs, scientific opportunity and commercial opportunity. Merck is managing its research and development portfolio across diverse approaches to discovery and development by balancing investments appropriately on novel, innovative targets with the potential to have a major impact on human health, on developing best-in-class approaches, and on delivering maximum value of its new medicines and vaccines through new indications and new formulations. Another important component of the Company’s science-based diversification is based on expanding the Company’s portfolio of modalities to include not only small molecules and vaccines, but also biologics (peptides, small proteins, antibodies) and RNAi. Further, Merck has moved to diversify its portfolio through its Merck BioVentures division which has the potential to harness the market opportunity presented by biological medicine patent expiries by delivering high quality follow-on biologic products to enhance access for patients worldwide. The Company will continue to pursue appropriate external licensing opportunities.

The integration efforts for research and development continue to focus on integrating the research operations of the legacy companies, including providing an effective transition for employees, realizing projected merger synergies in the form of cost savings and revenue growth opportunities, and maintaining momentum in the Company’s late-stage pipeline. Overall, the Company’s global operating model will align franchise and function as well as align resources with disease area priorities and balance capacity across discovery phases and allow the Company to act upon those programs with the highest probability of success. Additionally, across all disease area priorities, the Company’s strategy is designed to expand access to worldwide external science and incorporate external research as a key component of the Company’s early discovery pipeline in order to translate basic research productivity into late-stage clinical success.

The Company’s clinical pipeline includes candidates in multiple disease areas, including atherosclerosis, cancer, cardiovascular diseases, diabetes, infectious diseases, inflammatory/autoimmune diseases, insomnia, migraine, neurodegenerative diseases, ophthalmics, osteoporosis, psychiatric diseases, respiratory diseases and women’s health. The Company supplements its internal research with an aggressive licensing and external alliance strategy focused on the entire spectrum of collaborations from early research to late-stage compounds, as well as new technologies.

In the development of human health products, industry practice and government regulations in the United States and most foreign countries provide for the determination of effectiveness and safety of new chemical compounds through preclinical tests and controlled clinical evaluation. Before a new drug or vaccine may be marketed in the United States, recorded data on preclinical and clinical experience are included in the NDA for a drug or the Biologics License Application (“BLA”) for a vaccine or biologic submitted to the FDA for the required approval.

Once the Company’s scientists discover a new small molecule compound or biologics molecule that they believe has promise to treat a medical condition, the Company commences preclinical testing with that compound. Preclinical testing includes laboratory testing and animal safety studies to gather data on chemistry, pharmacology, immunogenicity and toxicology. Pending acceptable preclinical data, the Company will initiate clinical testing in accordance with established regulatory requirements. The clinical testing begins with Phase I studies, which are designed to assess safety, tolerability, pharmacokinetics, and preliminary pharmacodynamic activity of the compound in humans. If favorable, additional, larger Phase II studies are initiated to determine the efficacy of the compound in the affected population, define appropriate dosing for the compound, as well as identify any adverse effects that could limit the compound’s usefulness. If data from the Phase II trials are satisfactory, the Company commences large-scale Phase III trials to confirm the compound’s efficacy and safety. Upon completion of those trials, if satisfactory, the Company submits regulatory filings with the appropriate regulatory agencies around the world to have the product candidate approved for marketing. There can be no assurance that a compound that is the result of any particular program will obtain the regulatory approvals necessary for it to be marketed.

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

Boceprevir is an investigational oral hepatitis C virus protease inhibitor currently under development. Full data results for two pivotal late-stage studies for boceprevir were presented in November 2010 at the annual meeting of the American Association for the Study of Liver Disease which showed that boceprevir demonstrated significantly higher sustained virologic response rates in adult patients who previously failed treatment and in adult patients who were new to treatment for chronic hepatitis C virus genotype 1 compared to control, the primary objective of the studies. Based on these data, regulatory applications for boceprevir were submitted in 2010 and have been accepted for expedited review in both the United States and the EU.

MK-0431A XR, the Company’s investigational extended-release formulation of Janumet, was accepted for standard review by the FDA in 2010. The Company is also moving forward as planned with regulatory filings in countries outside the United States. The extended-release formulation of Janumet is an investigational treatment for type 2 diabetes that combines sitagliptin, which is the active component of Januvia, with metformin extended release, a commonly-prescribed medication for type 2 diabetes, into a single tablet. This formulation is designed to provide a new treatment option for health care providers and patients who need two or more oral agents to help control their blood sugar with the convenience of once daily dosing.

SCH 900121, NOMAC/E2, is an oral contraceptive that combines a selective progestin with 17-beta estradiol, an estrogen that is identical to the one naturally present in a women’s body. The drug is currently under review in the EU. It is also in Phase III development for the U.S. market.

MK-3009, Cubicin daptomycin for injection, is currently under review in Japan. As previously disclosed, in 2007, Cubist Pharmaceuticals, Inc. (“Cubist”) entered into a license agreement with Old Merck for the development and commercialization of Cubicin, for the treatment of staph infection, in Japan where the Company has the commercial rights to the drug candidate. Merck will develop and commercialize Cubicin through its wholly-owned subsidiary in Japan. Cubist commercializes Cubicin in the United States.

MK-0431D is a combination of Januvia and Zocor for the treatment of diabetes and dyslipidemia which was accepted for standard review by the FDA in 2011.

In addition to the candidates under regulatory review, the Company has 19 drug candidates in Phase III development.

Vorapaxar is a thrombin receptor antagonist or antiplatelet protease activated receptor-1 inhibitor being studied for the prevention and treatment of thrombosis. Merck was studying vorapaxar in two major clinical endpoint trials to evaluate the investigational medicine for the prevention of cardiac events: TRACER, a study in patients with acute coronary syndrome which has ended, and TRA-2P (also known as TIMI 50), a study in patients with prior heart attack, stroke and peripheral artery disease which is continuing in large part. Both studies were designed as event-driven trials in which patients were planned to be followed for a minimum of one year, and both had completed enrollment. In January 2011, Merck announced that the combined Data and Safety Monitoring Board (“DSMB”) for the two studies had reviewed the available safety and efficacy data, and made recommendations for study changes to the chairpersons of the steering committees for the two studies. The study chairpersons agreed to implement these changes, and as a result: in the TRACER study, patients were to discontinue study drug and investigators were to begin to close out the study in a timely and orderly fashion. In the TRA-2P study, study drug was continued in patients who had experienced a previous heart attack or peripheral arterial disease (approximately 75% of the patients enrolled in the study), and was immediately discontinued in patients who experienced a stroke prior to entry into the study or during the course of the study. Merck subsequently announced that the chairman of the TRA-2P study reported to investigators that the DSMB had communicated that based on all of the data (safety and efficacy) available to them from both trials, they recommended that subjects with a history of stroke not receive vorapaxar. The DSMB had observed an increase in intracranial hemorrhage in patients with a history of stroke that is not outweighed by their considerations of potential benefit.

Merck plans to update its projections for regulatory filings for vorapaxar once the Company has received the efficacy and safety data from TRACER and can determine an updated completion date for TRA-2P. TRACER has accumulated the pre-defined number of primary and major secondary endpoints, although not all patients will continue to receive study drug through the pre-specified one-year follow up. Merck continues to expect that the efficacy and safety data from TRACER will become available later in 2011 and will be submitted for presentation at appropriate medical meetings.

As a result of these developments, the Company concluded there was a 2010 impairment triggering event related to the vorapaxar intangible asset. Although there is a great deal of information related to these developments that remains unknown to the Company, utilizing market participant assumptions and considering several different scenarios, the Company concluded that its best estimate of the current fair value of the intangible asset related to vorapaxar was $350 million, which resulted in the recognition of an impairment charge of $1.7 billion during 2010. The Company will continue to monitor the remaining asset value for further impairment.

MK-8669, ridaforolimus, is a novel mTOR (mammalian target of rapamycin) inhibitor being evaluated for the treatment of cancer. Merck is currently developing ridaforolimus in multiple cancer indications under an exclusive license and collaboration agreement with ARIAD Pharmaceuticals, Inc. (“ARIAD”). In January 2011, ARIAD announced top-line data showing that ridaforolimus met the primary endpoint of improved progression-free survival compared to placebo in the Phase III SUCCEED trial conducted in patients with metastatic soft tissue or bone sarcomas who previously had a favorable response to chemotherapy. Complete findings from the SUCCEED trial will be submitted for presentation at an upcoming medical meeting in 2011. This trial remains active, and study participants continue to be followed to gather additional data on secondary endpoints, including overall survival and the safety profile of ridaforolimus. Merck currently plans to file an NDA with the FDA for oral ridaforolimus in 2011, subject to final collection and analysis of all available data from the trial.

MK-2452, Saflutan (tafluprost), is a preservative free, synthetic analogue of the prostaglandin F2α for the reduction of elevated intraocular pressure in appropriate patients with primary open-angle glaucoma and ocular hypertension. In April 2009, Old Merck and Santen Pharmaceutical Co., Ltd. announced a worldwide licensing agreement for tafluprost. The Company continues to anticipate filing an NDA with the FDA for Saflutan in 2011.

As previously disclosed, Old Merck submitted for filing an NDA with the FDA for MK-0653C, ezetimibe combined with atorvastatin, which is an investigational medication for the treatment of dyslipidemia, and the FDA refused to file the application in 2009. The FDA has identified additional manufacturing and stability data that are needed; the Company anticipates filing an NDA in 2011.

As previously disclosed, in 2009, Old Merck announced it was delaying the filing of the U.S. application for MK-0974, telcagepant, the Company’s investigational calcitonin gene-related peptide (“CGRP”)-receptor antagonist for the acute treatment of migraine. The decision was based on findings from a Phase IIa exploratory study in which a small number of patients taking telcagepant twice daily for three months for the prevention of migraine were found to have marked elevations in liver transaminases. The daily dosing regimen in the prevention study was different than the dosing regimen used in Phase III studies in which telcagepant was intermittently administered in one or two doses to treat individual migraine attacks as they occurred. Following meetings with regulatory agencies at the end of 2009, Merck is conducting an additional safety study as part of the overall Phase III program for telcagepant. The Company continues to anticipate filing an NDA with the FDA in 2011.

SCH 900616, Bridion (sugammadex), is a medication designed to rapidly reverse the effects of certain muscle relaxants used as part of general anesthesia to ensure patients remain immobile during surgical procedures. Bridion has received regulatory approval in the EU, Australia, New Zealand, Japan and a number of other markets. Prior to the Merger, Schering-Plough received a complete response letter from the FDA for Bridion. Following further communication from the FDA, the Company is assessing the agency’s feedback in order to determine a new timetable for response.

SCH 697243 is an investigational allergy immunotherapy sublingual tablet (“AIT”) for grass pollen allergy for which the Company has North American rights. In March 2010, data from a Phase III study in children and adolescents (ages 5-17 years) with grass pollen allergic rhinoconjunctivitis were presented at the American Academy of Allergy, Asthma & Immunology Annual Meeting. Allergic rhinoconjunctivitis, or runny nose and itchy, watery eyes due to allergies, is a common condition in children and adolescents. AIT is a dissolvable oral tablet that is designed to prevent allergy symptoms by inducing a protective immune response against allergies, thereby treating the underlying cause of the disease. Merck is investigating AIT for the treatment of grass pollen allergic rhinoconjunctivitis in both children and adults. The anticipated U.S. filing date for SCH 697243 is under assessment.

SCH 039641, an AIT for ragweed allergy, is also in Phase III development for the North American market. The anticipated filing date for SCH 039641 is under assessment.

SCH 418131, Zenhale, is a fixed dose combination of two previously approved drugs for the treatment of asthma: mometasone furoate and formoterol fumarate dehydrate. In November 2010, the Company advised the European Medicines Agency (“EMA”) that it was withdrawing the application for marketing authorization for Zenhale, which has been approved for use in asthma patients 12 years of age and older in the United States as Dulera Inhalation Aerosol. The Company decided to withdraw the application for Zenhale to address questions outstanding between the Company and the Committee for Medicinal Products for Human Use of the EMA. The Company expects to resubmit the application in the future.

MK-0431C, a candidate currently in Phase III clinical development, combines Januvia with pioglitazone, another type 2 diabetes therapy. The Company expects it will file an NDA for MK-0431C with the FDA in 2012.

MK-0822, odanacatib, is an oral, once-weekly investigational treatment for osteoporosis in post-menopausal women. Osteoporosis is a disease which reduces bone density and strength and results in an increased risk of bone fractures. Odanacatib is a cathepsin K inhibitor that selectively inhibits the cathepsin K enzyme. Cathepsin K is known to play a central role in the function of osteoclasts, which are cells that break down existing bone tissue, particularly the protein components of bone. Inhibition of cathepsin K is a novel approach to the treatment of osteoporosis. Four-year data on odanacatib were presented in October 2010 at the American Society for Bone and Mineral Research annual meeting. Clinical and preclinical studies continue to provide data on the potential of odanacatib to increase bone density, cortical thickness and bone strength when treating osteoporosis. The Company continues to anticipate filing an NDA with the FDA in 2012.

V503 is a nine-valent HPV vaccine in development to expand protection against cancer-causing HPV types. The Phase III clinical program is underway and Merck anticipates filing a BLA with the FDA in 2012.

MK-0524A is a drug candidate that combines extended-release niacin and a novel flushing inhibitor, laropiprant. MK-0524A has demonstrated the ability to lower LDL-cholesterol (“LDL-C” or “bad” cholesterol), raise HDL-cholesterol (“HDL-C” or “good” cholesterol) and lower triglycerides with significantly less flushing than traditional extended release niacin alone. High LDL-C, low HDL-C and elevated triglycerides are risk factors associated with heart attacks and strokes. In April 2008, Old Merck received a non-approvable action letter from the FDA in response to its NDA for MK-0524A. At a meeting to discuss the letter, the FDA stated that additional efficacy and safety data were required and suggested that Old Merck wait for the results of the Treatment of HDL to Reduce the Incidence of Vascular Events (“HPS2-THRIVE”) cardiovascular outcomes study, which is expected to be completed in 2012. The Company anticipates filing an NDA with the FDA for MK-0524A in 2012. MK-0524A has been approved in more than 55 countries outside the United States for the treatment of dyslipidemia, particularly in patients with combined mixed dyslipidemia (characterized by elevated levels of LDL-C and triglycerides and low HDL-C) and in patients with primary hypercholesterolemia (heterozygous familial and non-familial) and is marketed as Tredaptive (or as Cordaptive in certain countries). Tredaptive should be used in patients in combination with statins, when the cholesterol lowering effects of statin monotherapy is inadequate. Tredaptive can be used as monotherapy only in patients in whom statins are considered inappropriate or not tolerated.

MK-0524B is a drug candidate that combines the novel approach to raising HDL-C and lowering triglycerides from extended-release niacin combined with laropiprant with the proven benefits of simvastatin in one combination product. Merck will not seek approval for MK-0524B in the United States until it files its complete response relating to MK-0524A.

MK-4305 is an investigational dual orexin receptor antagonist, a potential new approach to the treatment of chronic insomnia, currently in Phase III development. In June 2010, clinical results from a Phase IIb study were presented at the Annual Meeting of the Associated Professional Sleep Societies which showed MK-4305 was significantly more effective than placebo in improving overall sleep efficiency at night one and at the end of week four in patients with primary insomnia. MK-4305 was generally well-tolerated in the study. Orexins are neuropeptides (chemical messengers) that are released by specialized neurons in the hypothalamus region of the brain and are believed to be an important regulator of the brain’s sleep-wake process. Phase III trials studying the efficacy and safety of MK-4305 in elderly and non-elderly insomnia patients are ongoing. Merck anticipates filing regulatory applications for MK-4305 in 2012.

SCH 900962, Elonva, corifollitropin alpha injection, which has been approved in the EU for controlled ovarian stimulation in combination with a GnRH antagonist for the development of multiple follicles in women participating in an assisted reproductive technology program, is currently in Phase III development in the United States. The Company continues to anticipate filing an NDA with the FDA in 2012.

SCH 420814, preladenant, is a selective adenosine 2a receptor antagonist in Phase III development for treatment of Parkinson’s disease. The Company continues to anticipate filing an NDA with the FDA beyond 2012.

V212 is an inactivated varicella-zoster virus vaccine in Phase III development for prevention of herpes zoster. The Company anticipates filing an NDA with the FDA beyond 2012.

MK-0859, anacetrapib, is an investigational inhibitor of the cholesteryl ester transfer protein (“CETP”) that is being investigated in lipid management to raise HDL-C and reduce LDL-C. In November 2010, researchers presented results from the Phase III DEFINE (Determining the EFficacy and Tolerability of CETP INhibition with AnacEtrapib) study with anacetrapib at the American Heart Association Scientific Sessions. In the trial of 1,623 patients with coronary heart disease (“CHD”) or CHD risk equivalents, anacetrapib showed no significant differences from placebo in the primary safety measures studied. There were no significant differences in mean changes in blood pressure between the anacetrapib and placebo treatment groups, nor were there any significant differences in serum electrolytes or aldosterone levels. During the 76-week treatment phase, the pre-specified adjudicated cardiovascular endpoint (defined as cardiovascular death, myocardial infarction, unstable angina or stroke) occurred in 16 anacetrapib-treated patients (2.0%) compared with 21 placebo-treated patients (2.6%). At 24 weeks, anacetrapib decreased LDL-C by 40% and increased HDL-C by 138% in patients already treated with a statin and at guideline-recommended LDL-C goal. Based on these results, the Company intends to move forward and study anacetrapib in a large cardiovascular clinical outcomes trial. The Company anticipates filing an NDA with the FDA beyond 2015.

The chart below reflects the Company’s current research pipeline as of February 16, 2011. Candidates shown in Phase III include specific products. Candidates shown in Phase II include the most advanced compound with a specific mechanism or, if listed compounds have the same mechanism, they are each currently intended for commercialization in a given therapeutic area. Small molecules and biologics are given MK-number or SCH-number designations and vaccine candidates are given V-number designations. Candidates in Phase I, additional indications in the same therapeutic area and additional claims, line extensions or formulations for in-line products are not shown.

Phase II
Allergy
SCH 900237, Immunotherapy(1)
Cancer
MK-0646 (dalotuzumab)
SCH 727965 (dinaciclib)
Clostridium difficile Infection
MK-3415A
Contraception, Medicated IUS
SCH 900342
COPD
SCH 527123 (navarixin)
Diabetes Mellitus
MK-3102
Hepatitis C
MK-7009 (vaniprevir)
Insomnia
MK-3697
MK-6096
Osteoporosis
MK-5442
Pediatric Vaccine
V419
Pneumoconjugate Vaccine
V114
Progeria
SCH 066336 (lonafarnib)
Psoriasis
SCH 900222
Staph Infection
V710
Thrombosis
MK-4448 (betrixaban)
Phase III
Allergy
SCH 697243, Grass pollen(1)
SCH 039641, Ragweed(1)
Asthma
SCH 418131 (Zenhale) (EU)
Atherosclerosis
MK-0524A (extended-release niacin/
laropiprant) (U.S.)
MK-0524B (extended-release niacin/
laropiprant/simvastatin)
MK-0859 (anacetrapib)
Cervical Cancer
V503 (HPV vaccine (9 valent))
Contraception
SCH 900121 (NOMAC/E2) (U.S.)
Diabetes
MK-0431C (sitagliptin/pioglitazone)
Fertility
SCH 900962 (corifollitropin alfa
injection) (U.S.)
Glaucoma
MK-2452 (Saflutan) (U.S.)
Insomnia
MK-4305 (suvorexant)
Migraine
MK-0974 (telcagepant)
Neuromuscular Blockade Reversal
SCH 900616 (Bridion) (U.S.)
Osteoporosis
MK-0822 (odanacatib)
Parkinson’s Disease
SCH 420814 (preladenant)
Sarcoma
MK-8669 (ridaforolimus)
Thrombosis
SCH 530348 (vorapaxar)
Herpes Zoster
V212 (inactivated VZV vaccine)

Combination Products in Development
Atherosclerosis
MK-0653C (ezetimibe/atorvastatin)

Under Review
Contraception
SCH 900121 (NOMAC/E2) (EU)
Staph Infection
MK-3009 (daptomycin for injection)(2)
Diabetes
MK-0431A XR (sitagliptin/
extended-release metformin) (U.S.)
MK-0431D (sitagliptin/simvastatin)
Hepatitis C
SCH 503034 (boceprevir)

Footnotes:

(1)	North American rights only.
(2)	Japanese rights only.

Employees

As of December 31, 2010, the Company had approximately 94,000 employees worldwide, with approximately 37,600 employed in the United States, including Puerto Rico. Approximately 30% of worldwide employees of the Company are represented by various collective bargaining groups.

In February 2010, the Company commenced actions under a global restructuring program (the “Merger Restructuring Program”) in conjunction with the integration of the legacy Merck and legacy Schering-Plough businesses. This Merger Restructuring Program is intended to optimize the cost structure of the combined company. Additional actions under the program continued during 2010. As part of the restructuring actions taken thus far under the Merger Restructuring Program, which the Company anticipates will be substantially completed by the end of 2012 (with the exception of certain manufacturing facilities actions), the Company expects to reduce its total workforce measured at the time of the Merger by approximately 17% across the Company worldwide. In addition, the Company has eliminated over 2,500 positions which were vacant at the time of the Merger. These workforce reductions will primarily come from the elimination of duplicative positions in sales, administrative and headquarters organizations, as well as from the sale or closure of certain manufacturing and research and development sites and the consolidation of office facilities. Since inception of the program through December 31, 2010, the Company has eliminated 11,550 positions under this program. These position eliminations are comprised of actual headcount reductions, and the elimination of contractors and vacant positions.

In October 2008, Old Merck announced a global restructuring program (the “2008 Restructuring Program”) to reduce its cost structure, increase efficiency, and enhance competitiveness. As part of the 2008 Restructuring Program, the Company expects to eliminate approximately 7,200 positions — 6,800 active employees and 400 vacancies — across the Company worldwide by the end of 2011. About 40% of these reductions will occur in the United States. Since inception of the program through December 31, 2010, the Company has eliminated 5,800 positions, including vacancies, under this program.

Prior to the Merger, Schering-Plough commenced a Productivity Transformation Program, which was designed to reduce and avoid costs and increase productivity. The position eliminations associated with this program are largely complete.

Environmental Matters

The Company believes that there are no compliance issues associated with applicable environmental laws and regulations that would have a material adverse effect on the Company. The Company is also remediating environmental contamination resulting from past industrial activity at certain of its sites. Expenditures for remediation and environmental liabilities were $16 million in 2010, $17 million in 2009 and $35 million in 2008, and are estimated at $81 million for the years 2011 through 2015. These amounts do not consider potential recoveries from other parties. The Company has taken an active role in identifying and providing for these costs and, in management’s opinion, the liabilities for all environmental matters, which are probable and reasonably estimable, have been accrued and totaled $185 million at December 31, 2010. Although it is not possible to predict with certainty the outcome of these environmental matters, or the ultimate costs of remediation, management does not believe that any reasonably possible expenditures that may be incurred in excess of the liabilities accrued should exceed $150 million in the aggregate. Management also does not believe that these expenditures should have a material adverse effect on the Company’s financial position, results of operations, liquidity or capital resources for any year.

Merck believes that climate change could present risks to its business. Some of the potential impacts of climate change to its business include increased operating costs due to additional regulatory requirements, physical risks to the Company’s facilities, water limitations and disruptions to its supply chain. These potential risks are integrated into the Company’s business planning including investment in reducing energy, water use and greenhouse gas emissions. The Company does not believe these risks are material to its business at this time.

Geographic Area Information

The Company’s operations outside the United States are conducted primarily through subsidiaries. Sales worldwide by subsidiaries outside the United States were 56% of sales in 2010, 47% of sales in 2009 and 44% of sales in 2008. The increase in proportion of sales outside the United States in 2010 is primarily due to the inclusion of results of Schering-Plough following the close of the Merger.

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

Available Information

The Company’s Internet website address is www.merck.com. The Company will make available, free of charge at the “Investors” portion of its website, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).

The Company’s corporate governance guidelines and the charters of the Board of Directors’ six standing committees are available on the Company’s website at www.merck.com/about/leadership and all such information is available in print to any stockholder who requests it from the Company.

Item 1A.	Risk Factors.

Investors should carefully consider all of the information set forth in this Form 10-K, including the following risk factors, before deciding to invest in any of the Company’s securities. The risks below are not the only ones the Company faces. Additional risks not currently known to the Company or that the Company presently deems immaterial may also impair its business operations. The Company’s business, financial condition, results of operations or prospects could be materially adversely affected by any of these risks. This Form 10-K also contains forward-looking statements that involve risks and uncertainties. The Company’s results could materially differ from those anticipated in these forward-looking statements as a result of certain factors, including the risks it faces described below and elsewhere. See “Cautionary Factors that May Affect Future Results” below.

Certain of the Company’s major products are going to lose patent protection in the near future and, when that occurs, the Company expects a significant decline in sales of those products.

The Company depends upon patents to provide it with exclusive marketing rights for its products for some period of time. As product patents for several of the Company’s products have recently expired in the United States and in other countries, the Company faces strong competition from lower priced generic drugs. Loss of patent protection for one of the Company’s products typically leads to a rapid loss of sales for that product, as lower priced generic versions of that drug become available. In the case of products that contribute significantly to the Company’s sales, the loss of patent protection can have a material adverse effect on the Company’s business, cash flow, results of operations, financial position and prospects. The patent that provides U.S. market exclusivity for Singulair, which is the Company’s largest selling product and had U.S. sales of approximately $3.2 billion in 2010, expires in August 2012. The Company expects that within the two years following patent expiration, it will lose substantially all U.S. sales of Singulair, with most of those declines coming in the first full year following patent expiration. Also, the patent for Singulair will expire in a number of major European markets in August 2012 and the Company expects sales of Singulair in those markets will decline significantly thereafter (although the six month Pediatric Market Exclusivity may extend this date in some markets to February 2013). In addition, the patent that provides U.S. market exclusivity for Maxalt will expire in June 2012 (although the six month Pediatric Market Exclusivity may extend this date to December 2012). The Company expects a significant decline in U.S. sales thereafter. In addition, as previously disclosed, in 2012, AstraZeneca has the right to exercise its options to acquire the Company’s interest in Nexium and Prilosec and the Company believes that it is likely that AstraZeneca will exercise its right.

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

Even if the Company succeeds in obtaining patents covering its products, third parties or government authorities may challenge or seek to invalidate or circumvent its patents and patent applications. It is important for the Company’s business to defend successfully the patent rights that provide market exclusivity for its products. The Company is often involved in patent disputes relating to challenges to its patents or infringement and similar claims against the Company. The Company aggressively defends its important patents both within and outside the United States, including by filing claims of infringement against other parties. See Item 8. “Financial Statements and Supplementary Data,” Note 12. “Contingencies and Environmental Liabilities” below. In particular, manufacturers of generic pharmaceutical products from time to time file Abbreviated New Drug Applications (“ANDA”) with the FDA seeking to market generic forms of the Company’s products prior to the expiration of relevant patents owned by the Company. The Company normally responds by vigorously defending its patent, including by filing lawsuits alleging patent infringement. Patent litigation and other challenges to the Company’s patents are costly and unpredictable and may deprive the Company of market exclusivity for a patented product or, in some cases, third party patents may prevent the Company from marketing and selling a product in a particular geographic area.

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

If one or more important products lose patent protection in profitable markets, sales of those products are likely to decline significantly as a result of generic versions of those products becoming available and, in the case of certain legacy Schering-Plough or MSP Partnership products, such a loss could result in a material non-cash impairment charge. The Company’s results of operations may be adversely affected by the lost sales unless and until the Company has successfully launched commercially successful replacement products.

The patent that provides U.S. market exclusivity for the Company’s largest selling product, Singulair, expires in August 2012. The Company expects that within the two years following patent expiration, it will lose substantially all U.S. sales of Singulair, with most of those declines coming in the first full year following patent expiration. Also, the patent for Singulair will expire in a number of major European markets in August 2012 and the Company expects sales of Singulair in those markets will decline significantly thereafter (although the six month Pediatric Market Exclusivity may extend this date in some markets to February 2013).

Key Company products generate a significant amount of the Company’s profits and cash flows, and any events that adversely affect the markets for its leading products could have a material and negative impact on results of operations and cash flows.

The Company’s ability to generate profits and operating cash flow depends largely upon the continued profitability of the Company’s key products, such as Singulair, Remicade, Vytorin, Zetia, Januvia, Nasonex, Isentress, and Temodar. As a result of the Company’s dependence on key products, any event that adversely affects any of these products or the markets for any of these products could have a significant impact on results of operations and cash flows. These events could include loss of patent protection, increased costs associated with manufacturing, generic or over-the-counter availability of the Company’s product or a competitive product, the discovery of previously unknown side effects, increased competition from the introduction of new, more effective treatments and discontinuation or removal from the market of the product for any reason. If any of these events had a material adverse effect on the sales of certain legacy Schering-Plough or MSP Partnership products, such an event could result in a material non-cash impairment charge.

The Company’s research and development efforts may not succeed in developing commercially successful products and the Company may not be able to acquire commercially successful products in other ways; in consequence, the Company may not be able to replace sales of successful products that have lost patent protection.

Like other major pharmaceutical companies, in order to remain competitive, the Company must continue to launch new products each year. Declines in sales of products, such as Cozaar, Hyzaar and Fosamax, after the loss of market exclusivity mean that the Company’s future success is dependent on its pipeline of new products, including new products which it may develop through joint ventures and products which it is able to obtain through license or acquisition. To accomplish this, the Company commits substantial effort, funds and other resources to research and development, both through its own dedicated resources and through various collaborations with third parties. There is a high rate of failure inherent in the research to develop new drugs to treat diseases. As a result, there is a high risk that funds invested by the Company in research programs will not generate financial returns. This risk profile is compounded by the fact that this research has a long investment cycle. To bring a pharmaceutical compound from the discovery phase to market may take a decade or more and failure can occur at any point in the process, including later in the process after significant funds have been invested.

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

The Company cannot state with certainty when or whether any of its products now under development will be approved or launched; whether it will be able to develop, license or otherwise acquire compounds, product candidates or products; or whether any products, once launched, will be commercially successful. The Company must maintain a continuous flow of successful new products and successful new indications or brand extensions for existing products sufficient both to cover its substantial research and development costs and to replace sales that are lost as profitable products, such as Cozaar, Hyzaar and Singular in 2012, lose patent protection or are displaced by competing products or therapies. Failure to do so in the short term or long term would have a material adverse effect on the Company’s business, results of operations, cash flow, financial position and prospects.

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

In connection with the Merger, the Company assessed and prioritized its pipeline to identify the most promising, high-potential compounds for development. In the future, if certain legacy Schering-Plough pipeline programs are cancelled or if the Company believes that their commercial prospects have been reduced, the Company may recognize material non-cash impairment charges for those programs that were measured at fair value and capitalized in connection with the Merger. These non-cash impairment charges, which the Company anticipates would be excluded from the Company’s non-GAAP earnings, could be material to the Company’s future GAAP earnings. For example, as discussed below, the Company recognized a non-cash impairment charge of $1.7 billion in 2010 with respect to vorapaxar, which is a legacy Schering-Plough pipeline program.

The Company’s products, including products in development, can not be marketed unless the Company obtains and maintains regulatory approval.

The Company’s activities, including research, preclinical testing, clinical trials and manufacturing and marketing its products, are subject to extensive regulation by numerous federal, state and local governmental authorities in the United States, including the FDA, and by foreign regulatory authorities, including the EU. In the United States, the FDA is of particular importance to the Company, as it administers requirements covering the testing, approval, safety, effectiveness, manufacturing, labeling and marketing of prescription pharmaceuticals. In many cases, the FDA requirements have increased the amount of time and money necessary to develop new products and bring them to market in the United States. Regulation outside the United States also is primarily focused on drug safety and effectiveness and, in many cases, cost reduction. The FDA and foreign regulatory authorities have substantial discretion to require additional testing, to delay or withhold registration and marketing approval and to mandate product withdrawals.

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

The Company faces intense competition from competitors’ products which, in addition to other factors, could in certain circumstances lead to non-cash impairment charges.

The Company’s products face intense competition from competitors’ products. This competition may increase as new products enter the market. In such an event, the competitors’ products may be safer or more effective or more effectively marketed and sold than the Company’s products. Alternatively, in the case of generic competition, including the generic availability of competitors’ branded products, they may be equally safe and effective products that are sold at a substantially lower price than the Company’s products. As a result, if the Company fails to maintain its competitive position, this could have a material adverse effect on its business, cash flow, results of operations, financial position and prospects. In addition, if legacy Schering-Plough products that were measured at fair value and capitalized in connection with the Merger, such as Saphris, or former MSP Partnership products, Vytorin or Zetia, experience difficulties in the market that negatively impact product cash flows, the Company may recognize material non-cash impairment charges with respect to the value of those products. These non-cash impairment charges, which the Company anticipates would be excluded from the Company’s non-GAAP earnings, could be material to the Company’s future GAAP earnings.

The current uncertainty in global economic conditions together with austerity measures being taken by governments in Europe could negatively affect the Company’s operating results.

The current uncertainty in global economic conditions may result in a further slowdown to the global economy that could affect the Company’s business by reducing the prices that drug wholesalers and retailers, hospitals, government agencies and managed health care providers may be able or willing to pay for the Company’s products or by reducing the demand for the Company’s products, which could in turn negatively impact the Company’s sales and result in a material adverse effect on the Company’s business, cash flow, results of operations, financial position and prospects.

While many of the Company’s brands experienced positive growth trends in the EU during 2010, the environment in the EU and across Europe is now more challenging. Many countries have announced austerity measures aimed at reducing costs in areas such as health care. The implementation of pricing actions varies by country and many have announced measures to reduce prices of generic and patented drugs. While the Company is taking steps to mitigate the immediate impact in the EU, it is possible that the austerity measures could negatively affect the Company’s revenue performance in 2011 and beyond more than the Company anticipates.

The Company faces pricing pressure with respect to its products.

The Company faces increasing pricing pressure globally from managed care organizations, institutions and government agencies and programs that could negatively affect the Company’s sales and profit margins. In the United States, these include (i) practices of managed care groups and institutional and governmental purchasers, and (ii) U.S. federal laws and regulations related to Medicare and Medicaid, including the Medicare Prescription Drug Improvement and Modernization Act of 2003 and the Patient Protection and Affordable Care Act. Changes to the health care system enacted as part of health care reform in the United States, as well as increased purchasing power of entities that negotiate on behalf of Medicare, Medicaid, and private sector beneficiaries, could result in further pricing pressures. The increased purchasing power of entities that negotiate on behalf of Medicare, Medicaid, and private sector beneficiaries, could result in further pricing pressures.

Outside the United States, numerous major markets have pervasive government involvement in funding health care and, in that regard, fix the pricing and reimbursement of pharmaceutical and vaccine products. Consequently, in those markets, the Company is subject to government decision making and budgetary actions with respect to its products.

The Company expects pricing pressures to increase in the future.

The health care industry will continue to be subject to increasing regulation and political action.

The Company believes that the health care industry will continue to be subject to increasing regulation as well as political and legal action, as future proposals to reform the health care system are considered by Congress and state legislatures. In 2010, major health care reform was adopted into law in the United States.

Important market reforms began last year and will continue through full implementation in 2014. The new law is expected to expand access to health care to more than 32 million Americans by the end of the decade. In 2010, Merck incurred additional costs as a result of the new law, including increased Medicaid rebates and other impacts that reduced revenues. In 2010, the minimum rebate to states participating in the Medicaid program increased from 15.1% to 23.1% on the Company’s branded prescription drugs; the Medicaid rebate was extended to Medicaid Managed Care Organizations; and eligibility for the federal 340B drug discount program was extended to rural referral centers, sole community hospitals, critical access hospitals, certain free standing cancer hospitals, and certain additional children’s hospitals.

Beginning in 2011, the law requires drug manufacturers to pay a 50% discount on Medicare Part D utilization incurred by beneficiaries when they are in the Medicare Part D coverage gap (i.e., the so-called “donut hole”). Also, beginning in 2011, the Company will incur an annual health care reform fee, which is being assessed on all branded prescription drug manufacturers and importers. The fee will be calculated based on the industry’s total sales of branded prescription drugs to specified government programs. The percentage of a manufacturer’s sales that are included is determined by a tiered scale based on the manufacturer’s individual revenues. Each manufacturer’s portion of the total annual fee (the fee for 2011 is $2.5 billion) will be based on the manufacturer’s proportion of the total includable sales in the prior year.

The Company cannot predict the likelihood of all future changes in the health care industry in general, or the pharmaceutical industry in particular, or what impact they may have on the Company’s results of operations, financial condition or business.

The Company is experiencing difficulties and delays in the manufacturing of certain of its products.

As previously disclosed, Old Merck has, in the past, experienced difficulties in manufacturing certain of its vaccines and other products. These issues are continuing, in particular, with respect to the manufacture of the Company’s varicella zoster virus-containing vaccines, such as Varivax, ProQuad and Zostavax. Similarly, the Company has, in the past, experienced difficulties manufacturing certain of its animal health products and is currently experiencing difficulty manufacturing certain women’s health products. The Company is working on these issues, but there can be no assurance of when or if these issues will be finally resolved.

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

In addition to the Vioxx Product Liability Lawsuits, various purported class actions and individual lawsuits have been brought against Old Merck and several current and former officers and directors of Old Merck alleging that Old Merck made false and misleading statements regarding Vioxx in violation of the federal and state securities laws (all of these suits are referred to as the “Vioxx Securities Lawsuits”). The Vioxx Securities Lawsuits have been transferred by the Judicial Panel on Multidistrict Litigation (the “JPML”) to the U.S. District Court for the District of New Jersey before District Judge Stanley R. Chesler for inclusion in a nationwide MDL (the “Shareholder MDL”), and have been consolidated for all purposes. On June 18, 2010, Old Merck moved to dismiss the Fifth Amended Class Action Complaint in the consolidated securities class action. Plaintiffs filed their opposition on August 9, 2010, and Old Merck filed its reply on September 17, 2010. The motion is currently pending before the district court. In addition, several individual securities lawsuits filed by foreign institutional investors also are consolidated with the Vioxx Securities Lawsuits; by stipulation, defendants are not required to respond to these complaints until the resolution of any motions to dismiss in the consolidated securities class action. In addition, various putative class actions have been brought against Old Merck and several current and former employees, officers, and directors of the Company alleging violations of ERISA. (All of these suits are referred to as the “Vioxx ERISA Lawsuits” and, together with the Vioxx Securities Lawsuits the “Vioxx Shareholder Lawsuits”. The Vioxx Shareholder Lawsuits are discussed more fully in Item 8. “Financial Statements and Supplementary Data,” Note 12. “Contingencies and Environmental Liabilities” below.) Old Merck has also been named as a defendant in actions in various countries outside the United States. (All of these suits are referred to as the “Vioxx Foreign Lawsuits”.) Old Merck has also been sued by 12 states, one county and a private citizen as a qui tam lawsuit with respect to the marketing of Vioxx.

The U.S. Department of Justice (“DOJ”) has issued subpoenas requesting information relating to Old Merck’s research, marketing and selling activities with respect to Vioxx in a federal health care investigation under criminal statutes. This investigation includes subpoenas for witnesses to appear before a grand jury. As previously disclosed, in March 2009, Old Merck received a letter from the U.S. Attorney’s Office for the District of

Massachusetts identifying it as a target of the grand jury investigation regarding Vioxx. In 2010, the Company established a $950 million reserve (the “Vioxx Liability Reserve”) in connection with the anticipated resolution of the DOJ’s investigation. The Company’s discussions with the government are ongoing. Until they are concluded, there can be no certainty about a definitive resolution. There are also ongoing investigations by local authorities in Europe. The Company is cooperating with authorities in all of these investigations. (All of these investigations, including the DOJ investigation, are referred to as the “Vioxx Investigations”.) The Company cannot predict the outcome of any of these investigations; however, they could result in potential civil and/or criminal remedies.

The Vioxx product liability litigation is discussed more fully in Item 8. “Financial Statements and Supplementary Data,” Note 12. “Contingencies and Environmental Liabilities” below. The Company currently anticipates that three U.S. Vioxx Product Liability Lawsuits will be tried in 2011. The Company cannot predict the timing of any other trials related to the Vioxx Litigation. The Company believes that it has meritorious defenses to the Vioxx Product Liability Lawsuits, Vioxx Shareholder Lawsuits and Vioxx Foreign Lawsuits (collectively, the “Vioxx Lawsuits”) and will vigorously defend against them. The Company’s insurance coverage with respect to the Vioxx Lawsuits will not be adequate to cover its defense costs and any losses.

During 2010, Merck spent approximately $140 million in the aggregate in legal defense costs worldwide related to (i) the Vioxx Lawsuits, and (ii) the Vioxx Investigations (collectively, the “Vioxx Litigation”). In 2010, Merck recorded charges of $106 million to add to the reserve solely for its future legal defense costs related to the Vioxx Litigation, which was $110 million at December 31, 2009 and $76 million at December 31, 2010 (the “Vioxx Legal Defense Costs Reserve”). The amount of the Vioxx Legal Defense Costs Reserve is based on certain assumptions, described below under Item 8. “Financial Statements and Supplementary Data,” Note 12. “Contingencies and Environmental Liabilities,” and is the best estimate of the minimum amount of defense costs that the Company believes will be incurred in connection with the remaining aspects of the Vioxx Litigation, however, events such as additional trials in the Vioxx Litigation and other events that could arise in the course of the Vioxx Litigation could affect the ultimate amount of defense costs to be incurred by the Company. In addition, as mentioned above, in 2010 the Company established the Vioxx Liability Reserve in connection with the anticipated resolution of the DOJ’s investigation.

The Company is not currently able to estimate any additional amounts that it may be required to pay in connection with the Vioxx Lawsuits or Vioxx Investigations. These proceedings are still expected to continue for years and the Company cannot predict the course the proceedings will take. In view of the inherent difficulty of predicting the outcome of litigation, particularly where there are many claimants and the claimants seek unspecified damages, the Company is unable to predict the outcome of these matters, and at this time cannot reasonably estimate the possible loss or range of loss with respect to the Vioxx Lawsuits not included in the Settlement Program. Other than the Vioxx Liability Reserve, the Company has not established any reserves for any potential liability relating to the Vioxx Lawsuits not included in the Settlement Program or the Vioxx Investigations.

A series of unfavorable outcomes in the Vioxx Lawsuits or the Vioxx Investigations, resulting in the payment of substantial damages or fines or resulting in criminal penalties, could have a material adverse effect on the Company’s business, cash flow, results of operations, financial position and prospects.

Issues concerning Vytorin and the ENHANCE clinical trial have had an adverse effect on sales of Vytorin and Zetia in the United States and results from ongoing trials could have an adverse effect on such sales.

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

In January 2009, the FDA announced that it had completed its review of the final clinical study report of ENHANCE. The FDA stated that the results from ENHANCE did not change its position that elevated LDL cholesterol is a risk factor for cardiovascular disease and that lowering LDL cholesterol reduces the risk for cardiovascular disease. For a discussion concerning shareholder litigation arising out of the ENHANCE study, see Item 8. “Financial Statements and Supplementary Data,” Note 12. “Contingencies and Environmental Liabilities” below.

The IMPROVE-IT trial is scheduled for completion in 2013. In the IMPROVE-IT trial, a blinded interim efficacy analysis was conducted by the DSMB for the trial when approximately 50% of the endpoints were accrued. The DSMB recommended continuing the trial with no changes in the study protocol. Another blinded interim efficacy analysis is planned by the DSMB when approximately 75% of the primary events have been accrued. If, based on the results of the interim analysis, the trial were to be halted because of concerns related to Vytorin, that could have a material adverse effect on sales of Vytorin and Zetia.

Following the announcements of the ENHANCE clinical trial results, sales of Vytorin and Zetia declined in 2008, 2009 and 2010 in the United States. These issues concerning the ENHANCE clinical trial have had an adverse effect on sales of Vytorin and Zetia and could continue to have an adverse effect on such sales. If sales of such products are materially adversely affected, the Company’s business, cash flow, results of operations, financial position and prospects could also be materially adversely affected. In addition, unfavorable outcomes resulting from the litigation concerning the sale and promotion of these products could have a material adverse effect on the Company’s business, cash flow, results of operations, financial position and prospects.

An arbitration proceeding commenced by Centocor against Schering-Plough may result in the Company’s loss of the rights to market Remicade and Simponi.

A subsidiary of the Company is a party to a Distribution Agreement with Centocor, a wholly owned subsidiary of Johnson & Johnson, under which the Schering-Plough subsidiary has rights to distribute and commercialize the rheumatoid arthritis treatment Remicade and Simponi, a next-generation treatment, in certain territories.

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

On May 27, 2009, Centocor delivered to Schering-Plough a notice initiating an arbitration proceeding to resolve whether, as a result of the then proposed Merger, Centocor is permitted to terminate the Distribution Agreement and related agreements. As part of the arbitration process, Centocor has taken the position that it has the right to terminate the Distribution Agreement on the grounds that, in the Merger, Schering-Plough and the Schering-Plough subsidiary party to the Distribution Agreement were (i) “acquired by a third party or otherwise come[ing] under “Control’ (as defined in Section 1.4) of a third party” and/or (ii) undergoing a “Change of Control” (as defined in Section 8.2(c)).

The Company is vigorously contesting Centocor’s attempt to terminate the Distribution Agreement as a result of the Merger. A hearing in the arbitration was completed in late December 2010. If the arbitration panel were to conclude that Centocor is permitted to terminate the Distribution Agreement as a result of the Merger and Centocor in fact terminates the Distribution Agreement, the Company’s subsidiary would not be able to distribute Remicade or Simponi. In addition, in the arbitration, Centocor is claiming damages, “in an amount to be determined”, that result from Merck’s alleged non-termination of the Distribution Agreement. If Centocor were to prevail in the arbitration, Merck could be liable for the net damages, including any offsets or mitigation, that the arbitration panel finds Centocor incurred as a result of non-termination. Sales of Remicade and Simponi in 2010 were $2.7 billion and $97 million, respectively. An unfavorable outcome in the arbitration would have a material adverse effect on the Company’s financial position, liquidity and results of operations. In addition, the Company would be required to record a material, non-cash impairment charge with respect to the termination of those marketing rights.

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

The Company is increasingly dependent on sophisticated information technology and infrastructure. Any significant breakdown, intrusion, interruption or corruption of these systems or data breaches could have a material adverse effect on our business. In addition, the Company currently is proceeding with a multi-year implementation of an enterprise wide resource planning system, which was implemented in the United States in 2010 and which includes modification to the design, operation and documentation of its internal controls over financial reporting. The Company intends to implement the resource planning system in major European markets and Canada in 2011. Any material problems in the implementation could have a material adverse effect on the Company’s business.

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

In addition, following the wake of product withdrawals and other significant safety issues, health authorities such as the FDA, the EMA and the Pharmaceutical and Medical Device Agency have increased their focus on safety when assessing the benefit/risk balance of drugs. Some health authorities appear to have become more cautious when making decisions about approvability of new products or indications and are re-reviewing select products that are already marketed, adding further to the uncertainties in the regulatory processes. There is also greater regulatory scrutiny, especially in the United States, on advertising and promotion and, in particular, direct-to-consumer advertising.

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

The Company is working with sanofi-aventis to create an animal health joint venture.

As previously disclosed, the Company has agreed to create an animal health joint venture with sanofi-aventis. Under the agreement, both companies will contribute their respective animal health businesses to the new equally-owned joint venture. The transaction is expected to close in the third quarter of 2011. Once the animal health joint venture is established, there will be a period of integration during which the animal health business could suffer. It is possible that the integration process could result in the loss of key employees, result in the disruption of each company’s ongoing animal health business or identify inconsistencies in standards, controls, procedures and policies that adversely affect the joint venture’s ability to maintain relationships with customers, suppliers, distributors or other parties.

Disruption from the integration process could have a material adverse effect on the joint venture’s business which is expected to be an important contributor to the Company’s business and results of operations. The formation of the animal health joint venture is expected to be dilutive to the Company’s earnings for the first 12 months after the transaction closes.

Biologics carry unique risks and uncertainties, which could have a negative impact on future results of operations.

The successful development, testing, manufacturing and commercialization of biologics, particularly human and animal health vaccines, is a long, expensive and uncertain process. There are unique risks and uncertainties with biologics, including:

•	There may be limited access to and supply of normal and diseased tissue samples, cell lines, pathogens, bacteria, viral strains and other biological materials. In addition, government regulations in multiple jurisdictions, such as the United States and European states within the EU, could result in restricted access to, or transport or use of, such materials. If the Company loses access to sufficient sources of such materials, or if tighter restrictions are imposed on the use of such materials, the Company may not be able to conduct research activities as planned and may incur additional development costs.

•	The development, manufacturing and marketing of biologics are subject to regulation by the FDA, the EMA and other regulatory bodies. These regulations are often more complex and extensive than the regulations applicable to other pharmaceutical products. For example, in the United States, a BLA, including both preclinical and clinical trial data and extensive data regarding the manufacturing procedures, is required for human vaccine candidates and FDA approval is required for the release of each manufactured lot.

•	Manufacturing biologics, especially in large quantities, is often complex and may require the use of innovative technologies to handle living micro-organisms. Each lot of an approved biologic must undergo thorough testing for identity, strength, quality, purity and potency. Manufacturing biologics requires facilities specifically designed for and validated for this purpose, and sophisticated quality assurance and quality control procedures are necessary. Slight deviations anywhere in the manufacturing process, including filling, labeling, packaging, storage and shipping and quality control and testing, may result in lot failures, product recalls or spoilage. When changes are made to the manufacturing process, the Company may be required to provide pre-clinical and clinical data showing the comparable identity, strength, quality, purity or potency of the products before and after such changes.

•	Biologics are frequently costly to manufacture because production ingredients are derived from living animal or plant material, and most biologics cannot be made synthetically. In particular, keeping up with the demand for vaccines may be difficult due to the complexity of producing vaccines.

•	The use of biologically derived ingredients can lead to allegations of harm, including infections or allergic reactions, or closure of product facilities due to possible contamination. Any of these events could result in substantial costs.

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

Integration efforts between the two companies will also divert management attention and resources. An inability to realize the full extent of the anticipated benefits of the Merger, as well as any delays encountered in the integration process, could have an adverse effect on the Company’s business and results of operations, which may affect the value of the shares of Company common stock.

In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual cost and sales synergies may be lower than the Company expects and may take longer to achieve than anticipated. If the Company is not able to adequately address these challenges, it may be unable to successfully integrate the operations of the two legacy companies, or to realize the anticipated benefits of the integration of the two legacy companies.

Delays encountered in the integration process could have a material adverse effect on the revenues, expenses, operating results and financial condition of the Company. Although the Company expects significant benefits, such as increased cost savings, to result from the Merger, there can be no assurance that the Company will realize all of these anticipated benefits.

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

The Company may not be able to realize the expected benefits of its investments in emerging markets.

The Company has been taking steps to increase its presence in emerging markets. However, there is no guarantee that the Company’s efforts to expand sales in emerging markets will succeed. Some countries within emerging markets may be especially vulnerable to periods of global financial instability or may have very limited resources to spend on health care. In order for the Company to successfully implement its emerging markets strategy, it must attract and retain qualified personnel. The Company may also be required to increase its reliance on third-party agents within less developed markets. In addition, many of these countries have currencies that fluctuate substantially and if such currencies devalue and we cannot offset the devaluations, the Company’s financial performance within such countries could be adversely affected.

For all these reasons, sales within emerging markets carry significant risks. However, a failure to continue to expand the Company’s business in emerging markets could have a material adverse effect on the business, financial condition or results of the Company’s operations.

The Company has significant global operations, which expose it to additional risks, and any adverse event could have a material negative impact on the Company’s results of operations.

The extent of the Company’s operations outside the United States are significant. Risks inherent in conducting a global business include:

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

As discussed below, in 2010 the Company was required to remeasure its local currency operations in Venezuela to U.S. dollars as the Venezuelan economy was determined to be hyperinflationary. Also, in January and again in December 2010, the Venezuelan government devalued its currency. These actions have had, and will continue to have, an adverse effect on the Company’s results of operations, financial position and cash flows.

Furthermore, the Company believes the credit and economic conditions within Greece, Spain, Italy and Portugal, among other members of the EU, have deteriorated during 2010. These conditions, as well as inherent variability of timing of cash receipts, have resulted in, and may continue to result in, an increase in the average length of time that it takes to collect on the accounts receivable outstanding in these countries. As of December 31, 2010, the Company’s accounts receivable in Greece, Italy, Spain and Portugal totaled approximately $1.4 billion of which hospital and public sector receivables in Greece were approximately 15%. During 2010, the Greek government announced it would exchange zero coupon bonds for outstanding 2007-2009 accounts receivable related to certain government sponsored institutions.

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

Cautionary Factors that May Affect Future Results

(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

This report, including the Annual Report, and other written reports and oral statements made from time to time by the Company may contain so-called “forward-looking statements,” all of which are based on management’s current expectations and are subject to risks and uncertainties which may cause results to differ materially from those set forth in the statements. One can identify these forward-looking statements by their use of words such as “anticipates,” “expects,” “plans,” “will,” “estimates,” “forecasts,” “projects” and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address the Company’s growth strategy, financial results, product development, product approvals, product potential, and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ materially from the Company’s forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially. The Company does not assume the obligation to update any forward-looking statement. The Company cautions you not to place undue reliance on these forward-looking statements. Although it is not possible to predict or identify all such factors, they may include the following:

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

The Company’s corporate headquarters is located in Whitehouse Station, New Jersey. The Company’s U.S. commercial operations are headquartered in Upper Gwynedd, Pennsylvania. The Company’s U.S. pharmaceutical business is conducted through divisional headquarters located in Upper Gwynedd and Whitehouse Station, New Jersey. The Company’s vaccines business is conducted through divisional headquarters located in West Point, Pennsylvania. Merck’s Animal Health global headquarters is located in Boxmeer, the Netherlands. Principal U.S. research facilities are located in Rahway, Kenilworth, Summit and Union, New Jersey, West Point, Palo Alto, California, and Nebraska (Animal Health). Principal research facilities outside the U.S. are located in the Netherlands and Scotland. The Company also has production facilities for human health products at 15 locations in the United States and Puerto Rico. Outside the United States, through subsidiaries, the Company owns or has an interest in manufacturing plants or other properties in Australia, Canada, Japan, Singapore, South Africa, and other countries in Western Europe, Central and South America, and Asia.

Capital expenditures for 2010 were $1.7 billion compared with $1.5 billion for 2009. In the United States, these amounted to $990 million for 2010 and $982 million for 2009. Abroad, such expenditures amounted to $687 million for 2010 and $479 million for 2009.

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

The information called for by this Item is incorporated herein by reference to Note 12. “Contingencies and Environmental Liabilities” included in Part II, Item 8. “Financial Statements and Supplementary Data.”

Executive Officers of the Registrant (ages as of February 1, 2011)

KENNETH C. FRAZIER — Age 56

January 2011 — President and Chief Executive Officer, Merck & Co., Inc.

May 2010 — President, Merck & Co., Inc. — responsible for the Company’s three largest worldwide divisions — Global Human Health, Merck Manufacturing Division and Merck Research Laboratories

November 2009 — Executive Vice President and President, Global Human Health, Merck & Co., Inc. (formerly Schering-Plough Corporation) — responsible for the Company’s marketing and sales organizations worldwide, including the global pharmaceutical and vaccine franchises

August 2007 — Executive Vice President and President, Global Human Health, Old Merck — responsible for the Company’s marketing and sales organizations worldwide, including the global pharmaceutical and vaccine franchises

November 2006 — Executive Vice President and General Counsel, Old Merck — responsible for legal and public affairs functions and The Merck Company Foundation (a not-for-profit charitable organization affiliated with the Company)

December 1999 — Senior Vice President and General Counsel, Old Merck — responsible for legal and public affairs functions and The Merck Company Foundation (a not-for-profit charitable organization affiliated with the Company)

ADELE D. AMBROSE — Age 54

November 2009 — Senior Vice President and Chief Communications Officer, Merck & Co., Inc. (formerly Schering-Plough Corporation) — responsible for the Global Communications organization

December 2007 — Vice President and Chief Communications Officer, Old Merck — responsible for the Global Communications organization

April, 2005 — On sabbatical

Prior to April 2005, Ms. Ambrose was Executive Vice President, Public Relations & Investor Communications at AT&T Wireless (wireless services provider) from September 2001 to April 2005.

RICHARD S. BOWLES III — Age 59

November 2009 — Executive Vice President and Chief Compliance Officer, Merck & Co., Inc. (formerly Schering-Plough Corporation) — responsible for the Company’s compliance function, including Global Safety & Environment, Systems Assurance, Ethics and Privacy

Prior to November 2009, Dr. Bowles was Senior Vice President, Global Quality Operations, Schering-Plough Corporation since March 2001.

JOHN CANAN — Age 54

November 2009 — Senior Vice President Finance-Global Controller, Merck & Co., Inc. (formerly Schering-Plough Corporation) — responsible for the Company’s global controller’s organization including all accounting, controls, external reporting and financial standards and policies

January 2008 — Senior Vice President and Controller, Old Merck— responsible for the Corporate Controller’s Group

September 2006 — Vice President, Controller, Old Merck — responsible for the Corporate Controller’s Group

WILLIE A. DEESE — Age 55

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

January 2004 — Senior Vice President, Global Procurement, Old Merck

MIRIAN M. GRADDICK-WEIR — Age 56

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

BRIDGETTE P. HELLER — Age 49

March 2010 — Executive Vice President and President, Merck Consumer Care, Merck & Co., Inc. — responsible for the Merck Consumer Care organization

Prior to March 2010, Ms. Heller was President, Johnson & Johnson’s Baby Global Business Unit (2007 — 2010) and Global President for Baby, Kids and Wound Care (2005 — 2007).

Prior to joining Johnson & Johnson, Ms. Heller was founder and managing partner at Heller Associates from 2004 to 2005.

PETER N. KELLOGG — Age 54

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

PETER S. KIM — Age 52

November 2009 — Executive Vice President and President, Merck Research Laboratories, Merck & Co., Inc. (formerly Schering-Plough Corporation) — responsible for the Company’s research and development efforts worldwide

January 2008 — Executive Vice President and President, Merck Research Laboratories, Old Merck — responsible for the Company’s research and development efforts worldwide

January 2003 — President, Merck Research Laboratories, Old Merck — responsible for the Company’s research and development efforts worldwide

RAUL E. KOHAN — Age 58

November 2009 — Executive Vice President and President, Animal Health, Merck & Co., Inc. (formerly Schering-Plough Corporation) — responsible for the Company’s Animal Health organization

October 2008 — Senior Vice President and President, Intervet/Schering-Plough Animal Health, Schering-Plough Corporation

October 2007 — Deputy Head, Animal Health and Senior Vice President, Corporate Excellence and Administrative Services, Schering-Plough Corporation

February 2007 — Senior Vice President and President, Animal Health, Schering-Plough Corporation

Prior to February 2007, Mr. Kohan was Group Head of Global Specialty Operations and President, Animal Health, Schering-Plough Corporation since 2003.

BRUCE N. KUHLIK — Age 54

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

Prior to May 2005, Mr. Kuhlik was Senior Vice President and General Counsel for the Pharmaceutical Research and Manufacturers of America since October, 2002.

MICHAEL ROSENBLATT, M.D. — Age 63

December 2009 — Executive Vice President and Chief Medical Officer, Merck & Co., Inc. — the Company’s primary voice to the global medical community on critical issues such as patient safety and will oversee the Company’s Global Center for Scientific Affairs

Prior to December 2009, Dr. Rosenblatt was the Dean of Tufts University School of Medicine since 2003.

J. CHRIS SCALET — Age 52

November 2009 — Executive Vice President, Global Services, and Chief Information Officer (“CIO”), Merck & Co., Inc. (formerly Schering-Plough Corporation) — responsible for Global Shared Services across the human resources, finance, site services and information services function; and the enterprise business process redesign initiative

January 2008 — Executive Vice President, Global Services, and CIO, Old Merck — responsible for Global Shared Services across the human resources, finance, site services and information services function; and the enterprise business process redesign initiative

January 2006 — Senior Vice President, Global Services, and CIO, Old Merck — responsible for Global Shared Services across the human resources, finance, site services and information services function; and the enterprise business process redesign initiative

March 2003 — Senior Vice President, Information Services, and CIO, Old Merck — responsible for all areas of information technology and services including application development, technical support, voice and data communications, and computer operations worldwide

ADAM H. SCHECHTER — Age 46

May 2010 — Executive Vice President and President, Global Human Health, Merck & Co., Inc. — responsible for the Company’s pharmaceutical and vaccine marketing and sales organizations worldwide

November 2009 — President, Global Human Health, U.S. Market-Integration Leader, Merck & Co., Inc. (formerly Schering-Plough Corporation) — commercial responsibility in the United States for the Company’s portfolio of prescription medicines. Leader for the integration efforts for the Merck/Schering-Plough merger across all divisions and functions.

August 2007 — President, Global Pharmaceuticals, Global Human Health — global responsibilities for the Company’s atherosclerosis/cardiovascular, diabetes/obesity, oncology, specialty/neuroscience, respiratory, bone, arthritis and analgesia franchises as well as commercial responsibility in the United States for the Company’s portfolio of prescription medicines

July 2006 — President, U.S. Human Health — commercial responsibility in the United States for the Company’s portfolio of prescription medicines

October 2005 — General Manager, U.S. Human Health — responsible for the Neuro-Psychiatry, Osteoporosis, Migraine, Respiratory, and New Products franchises

MERVYN TURNER — Age 64

December 2010 — Chief Strategy Officer and Senior Vice President, Merck Research Laboratories, Merck & Co., Inc. — responsible for leading the formulation and execution of the Company’s long term strategic plan and additional responsibilities within Merck Research Laboratories

November 2009 — Chief Strategy Officer and Senior Vice President, Emerging Markets Research & Development, Merck Research Laboratories, Merck & Co., Inc. (formerly Schering-Plough Corporation) — responsible for leading the formulation and execution of the Company’s long term strategic plan and additional responsibilities in Emerging Markets Research & Development within Merck Research Laboratories

November 2008 — Chief Strategy Officer and Senior Vice President, Worldwide Licensing and External Research, Merck Research Laboratories, Old Merck

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

The following table also sets forth, for the calendar periods indicated, the dividend per share information.

Cash Dividends Paid per Common Share

	Year	4th Q	3rd Q	2nd Q	1st Q

2010	$1.52	$0.38	$0.38	$0.38	$0.38
2009(1)	$0.26	$0.065	$0.065	$0.065	$0.065

Common Stock Market Prices

2010	4th Q	3rd Q	2nd Q	1st Q

High	$37.68	$37.58	$37.97	$41.56
Low	$33.94	$33.65	$30.70	$35.76

2009

High	$38.42	$28.68	$25.12	$24.42
Low	$27.97	$24.34	$21.67	$16.32

(1)	In 2009, Old Merck paid quarterly cash dividends per common share of $0.38 for an annual amount of $1.52.

As of January 31, 2011, there were approximately 170,300 shareholders of record.

Equity Compensation Plan Information

The following table summarizes information about the options, warrants and rights and other equity compensation under the Company’s Old Merck and Schering-Plough’s equity plans as of the close of business on December 31, 2010. The table does not include information about tax qualified plans such as the MSD Employee Savings and Security Plan and the Schering-Plough Employees’ Savings Plan.

Number of
securities
	Number of		remaining available
	securities to be		for future issuance
	issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding	outstanding	(excluding
	options, warrants	options, warrants	securities
	and rights	and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	272,222,640 (2)	$42.26	175,102,029
Equity compensation plans not approved by security holders(3)	—	—	—
Total	272,222,640	$42.26	175,102,029

(1)	Includes options to purchase shares of Company Common Stock and other rights under the following shareholder-approved plans: the Merck Sharp & Dohme 2001, 2004, 2007 and 2010 Incentive Stock Plans, the Merck & Co., Inc. 2001, 2006 and 2010 Non-Employee Directors Stock Option Plans, and the Merck & Co., Inc. Schering-Plough 1997, 2002 and 2006 Stock Incentive Plans.

(2)	Excludes approximately 11,714,532 shares of restricted stock units and 4,999,543 performance share units (assuming maximum payouts) under the Merck Sharp & Dohme 2004, 2007 and 2010 Incentive Stock Plans and 8,723,388 shares of restricted stock units and 129,216 performance share units (excluding accrued dividends) under the Merck & Co., Inc. Schering-Plough 2006 Stock Incentive Plan. Also excludes 404,824 shares of phantom stock deferred under the MSD Deferral Program.

(3)	The table does not include information for equity compensation plans and options and other warrants and rights assumed by the Company in connection with mergers and acquisitions and pursuant to which there remain outstanding options or other warrants or rights (collectively, “Assumed Plans”), which include the Rosetta Inpharmatics, Inc. 1997 and 2000 Employee Stock Option Plans. A total of 18,554 shares of Merck Common Stock may be purchased under the Assumed Plans, at a weighted average exercise price of $52.51. No further grants may be made under any Assumed Plans.

Performance Graph

The following graph assumes a $100 investment on December 31, 2005, and reinvestment of all dividends, in each of the Company’s Common Shares, the S&P 500 Index, and a composite peer group of the major U.S.-based pharmaceutical companies, which are: Abbott Laboratories, Bristol-Myers Squibb Company, Johnson & Johnson, Eli Lilly and Company, and Pfizer Inc.

Comparison of Five-Year Cumulative Total Return*
Merck & Co., Inc., Composite Peer Group and S&P 500 Index

	End of	2010/2005
	Period Value	CAGR**

MERCK	$173	12%
PEER GRP.***	111	2
S&P 500	112	2

	2005	2006	2007	2008	2009	2010
MERCK	100.00	114.44	130.18	84.49	168.34	173.10
PEER GRP.	100.00	113.53	115.73	103.19	111.33	110.83
S&P 500	100.00	115.78	122.14	76.96	97.33	112.01

*	The Performance Graph reflects Schering-Plough’s stock performance from December 31, 2005 through the close of the Merger and New Merck’s stock performance from November 3, 2009 through December 31, 2010. Assumes the cash component of the merger consideration was reinvested in New Merck stock at the closing price on November 3, 2009.

**	Compound Annual Growth Rate

***	On October 15, 2009, Wyeth and Pfizer Inc. completed their previously announced merger (the “Pfizer/Wyeth Merger”) where Wyeth became a wholly-owned subsidiary of Pfizer Inc. As discussed, on November 3, 2009, Old Merck and Schering-Plough completed the Merger (together with the Pfizer/Wyeth Merger, the “Transactions”) in which Old Merck (subsequently renamed Merck Sharp & Dohme Corp.) became a wholly-owned subsidiary of Schering-Plough (subsequently renamed Merck & Co., Inc.). As a result of the Transactions, Wyeth and Old Merck no longer exist as publicly traded entities and ceased all trading of their common stock as of the close of business on their respective merger dates. Wyeth and Old Merck have been permanently removed from the peer group index.

Item 6.	Selected Financial Data.

The following selected financial data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and consolidated financial statements and notes thereto contained in Item 8. “Financial Statements and Supplementary Data” of this report.

Merck & Co., Inc. and Subsidiaries
($ in millions except per share amounts)

	2010(1)	2009(2)	2008(3)	2007(4)	2006(5)

Results for Year:
Sales	$45,987	$27,428	$23,850	$24,198	$22,636
Materials and production costs	18,396	9,019	5,583	6,141	6,001
Marketing and administrative expenses	13,245	8,543	7,377	7,557	8,165
Research and development expenses	10,991	5,845	4,805	4,883	4,783
Restructuring costs	985	1,634	1,033	327	142
Equity income from affiliates	(587)	(2,235)	(2,561)	(2,977)	(2,294)
Other (income) expense, net	1,304	(10,668)	(2,318)	4,775	(503)
Income before taxes	1,653	15,290	9,931	3,492	6,342
Taxes on income	671	2,268	1,999	95	1,788
Net income	982	13,022	7,932	3,397	4,554
Net income attributable to noncontrolling interests	121	123	124	122	120
Net income attributable to Merck & Co., Inc.	861	12,899	7,808	3,275	4,434
Basic earnings per common share attributable to Merck & Co., Inc.
common shareholders	$0.28	$5.67	$3.65	$1.51	$2.03
Earnings per common share assuming dilution attributable to
Merck & Co., Inc. common shareholders	$0.28	$5.65	$3.63	$1.49	$2.02
Cash dividends declared	4,730	3,598	3,250	3,311	3,319
Cash dividends paid per common share	$1.52	$1.52 (6)	$1.52	$1.52	$1.52
Capital expenditures	1,678	1,461	1,298	1,011	980
Depreciation	2,638	1,654	1,445	1,752	2,098
Average common shares outstanding (millions)	3,095	2,268	2,136	2,170	2,178
Average common shares outstanding assuming dilution (millions)	3,120	2,273	2,143	2,190	2,184

Year-End Position:
Working capital	$13,423	$12,791	$4,794	$2,787	$2,508
Property, plant and equipment, net	17,082	18,279	12,000	12,346	13,194
Total assets	105,781	112,314	47,196	48,351	44,570
Long-term debt	15,482	16,095	3,943	3,916	5,551
Total equity	56,805	61,485	21,167	20,591	19,966

Year-End Statistics:
Number of stockholders of record	171,000	175,600	165,700	173,000	184,200
Number of employees	94,000	100,000	55,200	59,800	60,000

(1)	Amounts for 2010 include the amortization of purchase accounting adjustments, in-process research and development impairment charges of $2.4 billion reflected in research and development expenses, the impact of restructuring actions, a reserve related to Vioxx, the gain recognized on AstraZeneca’s exercise of its option to acquire certain assets from the Company and the favorable impact of certain tax items. In addition, results reflect the unfavorable effects of the implementation of certain provisions of U.S. health care reform legislation which was enacted during 2010.
(2)	Amounts for 2009 include the impact of the merger with Schering-Plough Corporation on November 3, 2009, including the recognition of a gain representing the fair value step-up of Merck’s previously held interest in the Merck/Schering-Plough partnership as a result of obtaining a controlling interest and the amortization of purchase accounting adjustments recorded in the post-Merger period. Also included in 2009, is a gain on the sale of Merck’s interest in Merial Limited, the favorable impact of certain tax items, the impact of restructuring actions and additional legal defense costs.
(3)	Amounts for 2008 include a gain on distribution from AstraZeneca LP, a gain related to the sale of the remaining worldwide rights to Aggrastat, the favorable impact of certain tax items, the impact of restructuring actions, additional legal defense costs and an expense for a contribution to the Merck Company Foundation.
(4)	Amounts for 2007 include the impact of the U.S. Vioxx Settlement Agreement charge, restructuring actions, a civil governmental investigations charge, an insurance arbitration settlement gain, in-process research and development expense resulting from an acquisition, additional Vioxx legal defense costs, gains on sales of assets and product divestitures, as well as a net gain on the settlements of certain patent disputes.
(5)	Amounts for 2006 include the impact of restructuring actions, in-process research and development expenses resulting from acquisitions and additional Vioxx legal defense costs.
(6)	Amount reflects dividends paid to common shareholders of Old Merck. In addition, approximately $144 million of dividends were paid subsequent to the merger with Schering-Plough, and $431 million were paid prior to the merger, relating to common stock and preferred stock dividends declared by Schering-Plough in 2009.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Description of Merck’s Business

The Company is a global health care company that delivers innovative health solutions through its prescription medicines, vaccines, biologic therapies, animal health, and consumer care products, which it markets directly and through its joint ventures. The Company’s operations are principally managed on a products basis and are comprised of four operating segments, which are the Pharmaceutical, Animal Health, Consumer Care and Alliances segments, and one reportable segment, which is the Pharmaceutical segment. The Pharmaceutical segment includes human health pharmaceutical and vaccine products marketed either directly by the Company or through joint ventures. Human health pharmaceutical products consist of therapeutic and preventive agents, generally sold by prescription, for the treatment of human disorders. The Company sells these human health pharmaceutical products primarily to drug wholesalers and retailers, hospitals, government agencies and managed health care providers such as health maintenance organizations, pharmacy benefit managers and other institutions. Vaccine products consist of preventive pediatric, adolescent and adult vaccines, primarily administered at physician offices. The Company sells these human health vaccines primarily to physicians, wholesalers, physician distributors and government entities. The Company also has animal health operations that discover, develop, manufacture and market animal health products, including vaccines, which the Company sells to veterinarians, distributors and animal producers. Additionally, the Company has consumer care operations that develop, manufacture and market over-the-counter, foot care and sun care products, which are sold through wholesale and retail drug, food chain and mass merchandiser outlets in the United States and Canada.

On November 3, 2009, Merck & Co., Inc. (“Old Merck”) and Schering-Plough Corporation (“Schering-Plough”) merged (the “Merger”). In the Merger, Schering-Plough acquired all of the shares of Old Merck, which became a wholly-owned subsidiary of Schering-Plough and was renamed Merck Sharp & Dohme Corp. Schering-Plough continued as the surviving public company and was renamed Merck & Co., Inc. (“New Merck” or the “Company”). However, for accounting purposes only, the Merger was treated as an acquisition with Old Merck considered the accounting acquirer. Accordingly, the accompanying financial statements reflect Old Merck’s stand-alone operations as they existed prior to the completion of the Merger. The results of Schering-Plough’s business have been included in New Merck’s financial statements only for periods subsequent to the completion of the Merger. Therefore, New Merck’s financial results for 2009 do not reflect a full year of legacy Schering-Plough operations. References in this report and in the accompanying financial statements to “Merck” for periods prior to the Merger refer to Old Merck and for periods after the completion of the Merger to New Merck.

Overview

During 2010, the Company made progress driving revenue growth for key products, expanding its global reach including within emerging markets, improving its cost structure, making strategic investments in its business and advancing its late-stage pipeline, while continuing the task of integrating the legacy companies post-Merger.

Sales increased to $46.0 billion in 2010 driven largely by incremental revenue resulting from the inclusion of a full year of results for legacy Schering-Plough products such as Remicade, a treatment for inflammatory diseases, Nasonex, an inhaled nasal corticosteroid for the treatment of nasal allergy symptoms, Temodar, a treatment for certain types of brain tumors, PegIntron for treating chronic hepatitis C and Clarinex, a non-sedating antihistamine, as well as by the inclusion of a full year of results for Zetia and Vytorin, cholesterol modifying medicines. Prior to the Merger, substantially all sales of Zetia and Vytorin were recognized by the Merck/Schering-Plough Partnership (the “MSP Partnership”) and the results of Old Merck’s interest in the MSP Partnership were recorded in Equity income from affiliates. As a result of the Merger, the MSP Partnership is wholly-owned by the Company and therefore revenues from these products are now reflected in Sales. Additionally, the Company recognized a full year of sales in 2010 from legacy Schering-Plough animal health and consumer care products. Sales for 2009 only include revenue from legacy Schering-Plough and MSP Partnership products for the post-Merger period through December 31, 2009. Also contributing to the sales increase was growth in Januvia and Janumet for the treatment of type 2 diabetes, Isentress, an antiretroviral therapy for use in combination therapy for the treatment of HIV-1 infection in adult patients, and Singulair, a medicine indicated for the chronic treatment of asthma and the relief of symptoms of allergic rhinitis. These increases were partially offset by lower sales of Cozaar and Hyzaar for the treatment of hypertension, which lost patent protection in the United States in April 2010 and in a number of major European markets in March 2010. Revenue was also negatively affected by lower sales of Fosamax and Fosamax Plus D for the treatment and, in the case of Fosamax, prevention of osteoporosis, which have lost market exclusivity in the United States and in several major European markets, and lower revenue from the Company’s relationship with AstraZeneca LP (“AZLP”), as well as by lower sales of Gardasil, a vaccine to help prevent cervical, vulvar, vaginal and anal cancers, precancerous or dysplastic lesions, and genital warts caused by the human papillomavirus (“HPV”) types contained in the vaccine, and lower sales of Zocor, the Company’s statin for modifying cholesterol. In addition, the implementation of certain provisions of U.S. health care reform legislation during 2010 resulted in increased Medicaid rebates and other impacts that reduced revenues by approximately $170 million. Additionally, many countries in the European Union (“EU”) have undertaken austerity measures aimed at reducing costs in health care and have implemented pricing actions that negatively impacted sales in 2010.

Sales of Remicade and a follow-on product, Simponi, were $2.8 billion in the aggregate in 2010. The Company is involved in an arbitration with Centocor Ortho Biotech, Inc. (“Centocor”), a subsidiary of Johnson & Johnson, in which Centocor is seeking to terminate the Company’s rights to continue to market Remicade and Simponi. The arbitration hearing has concluded and the Company is awaiting the arbitration panel’s decision. See Note 12 to the consolidated financial statements. An unfavorable outcome in the arbitration would have a material adverse effect on the Company’s financial position, liquidity and results of operations.

Since the Merger, the Company has continued the advancement of drug candidates through its pipeline. During 2010, the U.S. Food and Drug Administration (“FDA”) approved Dulera Inhalation Aerosol, a new fixed-dose combination asthma treatment for patients 12 years of age and older. In addition, the intravenous formulation of Brinavess, for which Merck has exclusive marketing rights outside of the United States, Canada and Mexico, was granted marketing approval in the EU for the rapid conversion of recent onset atrial fibrillation to sinus rhythm in adults: for non-surgery patients with atrial fibrillation of seven days or less and for post-cardiac surgery patients with atrial fibrillation of three days or less.

Also during 2010, the FDA approved a new indication for Gardasil for the prevention of anal cancer caused by HPV types 16 and 18 and for the prevention of anal intraepithelial neoplasia grades 1, 2 and 3 (anal dysplasias and precancerous lesions) caused by HPV types 6, 11, 16 and 18, in males and females 9 through 26 years of age. Additionally, in September 2010, two supplemental New Drug Applications (“sNDA”) for Saphris for the treatment of schizophrenia in adults and acute treatment of bipolar I disorder in adults were approved in the United States to expand the product’s indications. Also during 2010, the Company entered into a co-promotion agreement for the commercialization of Daxas, a treatment for symptomatic chronic obstructive pulmonary disease, which the Company launched in certain European markets.

The Company currently has three candidates under review with the FDA: boceprevir, an investigational oral hepatitis C protease inhibitor; MK-0431A XR, the Company’s investigational extended-release formulation of Janumet and MK-431D, an investigational combination of Januvia and Zocor for the treatment of diabetes and dyslipidemia. In addition, SCH 900121, NOMAC/E2, an oral contraceptive that combines a selective progestin with 17-beta estradiol, is currently under review in the EU. Additionally, MK-3009, Cubicin daptomycin for injection, is currently under review in Japan where the Company has marketing rights. Also, the Company currently has 19 candidates in Phase III development and anticipates making a New Drug Application (“NDA”) with respect to certain of these candidates in 2011 including MK-8669, ridaforolimus, a novel mTOR inhibitor being evaluated for the treatment of metastatic soft tissue and bone sarcomas; MK-2452, Saflutan (tafluprost), for the reduction of elevated intraocular pressure in appropriate patients with primary open-angle glaucoma and ocular hypertension; MK-653C, ezetimibe combined with atorvastatin, which is an investigational medication for the treatment of dyslipidemia; and MK-0974, telcagepant, the Company’s investigational medication for acute treatment of migraine. Another Phase III candidate is vorapaxar with respect to which the Company was recently informed by the chairman of one of the studies to discontinue study drug and that investigators were to begin to close out the study in a timely and orderly fashion. The Company recorded a material impairment charge on the related intangible asset. See “Research and Development” below.

The Company continues to make progress in achieving cost savings across all areas, including from consolidation in both sales and marketing and research and development, the application of the Company’s lean manufacturing and sourcing strategies to the expanded operations, and the full integration of the MSP Partnership. These savings result from various actions, including the Merger Restructuring Program discussed below, previously announced ongoing cost reduction activities at both legacy companies, as well as from non-restructuring-related activities such as the Company’s procurement savings initiative. During 2010, the Company realized more than $2.0 billion in net cost savings from all of these activities.

In February 2010, the Company commenced actions under a global restructuring program (the “Merger Restructuring Program”) in conjunction with the integration of the legacy Merck and legacy Schering-Plough businesses. This Merger Restructuring Program is intended to optimize the cost structure of the combined company. Additional actions under the program continued during 2010. As part of the restructuring actions taken thus far under the Merger Restructuring Program, the Company expects to reduce its total workforce measured at the time of the Merger by approximately 17% across the Company worldwide. In addition, the Company has eliminated over 2,500 positions which were vacant at the time of the Merger. These workforce reductions will primarily come from the elimination of duplicative positions in sales, administrative and headquarters organizations, as well as from the sale or closure of certain manufacturing and research and development sites and the consolidation of office facilities. The Company will continue to pursue productivity efficiencies and evaluate its manufacturing supply chain capabilities on an ongoing basis which may result in future restructuring actions. During this period, the Company also will continue to hire new employees in strategic growth areas of the business as necessary. In connection with the Merger Restructuring Program, separation costs under the Company’s existing severance programs worldwide were recorded in the fourth quarter of 2009 to the extent such costs were probable and reasonably estimable. The Company commenced accruing costs related to enhanced termination benefits offered to employees under the Merger Restructuring Program in the first quarter of 2010 when the necessary criteria were met. The Company recorded total pretax restructuring costs of $1.8 billion in 2010 and $1.5 billion in 2009 related to this program. The restructuring actions taken thus far under the Merger Restructuring Program are expected to be substantially completed by the end of 2012, with the exception of certain manufacturing facilities actions, with the total cumulative pretax costs estimated to be approximately $3.8 billion to $4.6 billion. The Company estimates that approximately two-thirds of the cumulative pretax costs relate to cash outlays, primarily related to employee separation expense. Approximately one-third of the cumulative pretax costs are non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested. The Company expects the restructuring actions taken thus far under the Merger Restructuring Program to result in annual savings in 2012 of approximately $2.7 billion to $3.1 billion.

In March 2010, the United States enacted health care reform legislation. Important market reforms began during 2010 and will continue through full implementation in 2014. During 2010, Merck incurred costs as a result of the legislation, including increased Medicaid rebates and other impacts that reduced revenues. The Company also recorded a charge in 2010 associated with this legislation that changed tax law to require taxation of the prescription drug subsidy of the Company’s retiree health benefit plans for which companies receive reimbursement under Medicare Part D. Additional provisions of the legislation will come into effect in 2011, including the assessment of an annual health care reform fee on all branded prescription drug manufacturers and importers and the requirement that drug manufacturers pay a 50% discount on Medicare Part D utilization incurred by beneficiaries when they are in the Medicare Part D coverage gap (i.e., the so-called “donut hole”). These new provisions will decrease revenues and increase costs.

Earnings per common share (“EPS”) assuming dilution for 2010 were $0.28, which reflect a net unfavorable impact resulting from the amortization of purchase accounting adjustments, in-process research and development (“IPR&D”) impairment charges, including a charge related to the vorapaxar clinical development program, restructuring and merger-related costs, as well as a legal reserve relating to Vioxx (the “Vioxx Liability Reserve”) discussed below, partially offset by the gain recognized on AstraZeneca’s exercise of its option to acquire certain assets from the Company. Non-GAAP EPS in 2010 were $3.42 excluding these items (see “Non-GAAP Income and Non-GAAP EPS” below).

In December 2010, Merck announced that its Board of Directors had elected Kenneth C. Frazier, then Merck’s president, as chief executive officer and president, as well as a member of the board, effective January 1, 2011. Mr. Frazier succeeds Richard T. Clark, who will continue to serve as chairman of the board.

Competition and the Health Care Environment

Competition
The markets in which the Company conducts its business and the pharmaceutical industry are highly competitive and highly regulated. The Company’s competitors include other worldwide research-based pharmaceutical companies, smaller research companies with more limited therapeutic focus, and generic drug and consumer health care manufacturers. The Company’s operations may be affected by technological advances of competitors, industry consolidation, patents granted to competitors, competitive combination products, new products of competitors, the generic availability of competitors’ branded products, new information from clinical trials of marketed products or post-marketing surveillance and generic competition as the Company’s products mature. In addition, patent positions are increasingly being challenged by competitors, and the outcome can be highly uncertain. An adverse result in a patent dispute can preclude commercialization of products or negatively affect sales of existing products and could result in the recognition of an impairment charge with respect to certain products. Competitive pressures have intensified as pressures in the industry have grown. The effect on operations of competitive factors and patent disputes cannot be predicted.

Pharmaceutical competition involves a rigorous search for technological innovations and the ability to market these innovations effectively. With its long-standing emphasis on research and development, the Company is well positioned to compete in the search for technological innovations. Additional resources to meet market challenges include quality control, flexibility to meet customer specifications, an efficient distribution system and a strong technical information service. The Company is active in acquiring and marketing products through external alliances, such as joint ventures and licenses, and has been refining its sales and marketing efforts to further address changing industry conditions. However, the introduction of new products and processes by competitors may result in price reductions and product displacements, even for products protected by patents. For example, the number of compounds available to treat a particular disease typically increases over time and can result in slowed sales growth for the Company’s products in that therapeutic category.

Global efforts toward health care cost containment continue to exert pressure on product pricing and market access. In 2010, this pressure was particularly intense in several European countries which implemented austerity measures aimed at reducing costs in areas such as health care. In the United States, federal and state governments for many years also have pursued methods to reduce the cost of drugs and vaccines for which they pay. For example, federal laws require the Company to pay specified rebates for medicines reimbursed by Medicaid and to provide discounts for outpatient medicines purchased by certain Public Health Service entities and “disproportionate share” hospitals (hospitals meeting certain criteria). Under the Federal Vaccines for Children entitlement program, the U.S. Centers for Disease Control and Prevention (“CDC”) funds and purchases recommended pediatric vaccines at a public sector price for the immunization of Medicaid-eligible, uninsured, Native American and certain underinsured children. Merck was awarded a CDC contract in 2010 for the supply of pediatric vaccines for the Vaccines for Children program.

Against this backdrop, the United States enacted major health care reform legislation in 2010. Various insurance market reforms began last year and will continue through full implementation in 2014. The new law is expected to expand access to health care to more than 32 million Americans by the end of the decade that did not previously have regular access to health care. With respect to the effect of the law on the pharmaceutical industry, the law increased the mandated Medicaid rebate from 15.1% to 23.1%, expanded the rebate to Medicaid managed care utilization, and increased the types of entities eligible for the federal 340B drug discount program. The law also requires pharmaceutical manufacturers to pay a 50% discount on Medicare Part D utilization by beneficiaries when they are in the Medicare Part D coverage gap (i.e., the so-called “donut hole”). Also, beginning in 2011, pharmaceutical manufacturers will be required to pay an annual health care reform fee. The total annual industry fee, which will be $2.5 billion in 2011, will be assessed on each company in proportion to its share of sales to certain government programs, such as Medicare and Medicaid.

Although not included in the health care reform law, Congress has also considered, and may consider again, proposals to increase the government’s role in pharmaceutical pricing in the Medicare program. These proposals may include removing the current legal prohibition against the Secretary of the Health and Human Services intervening in price negotiations between Medicare drug benefit program plans and pharmaceutical companies. They may also include mandating the payment of rebates for some or all of the pharmaceutical utilization in Medicare drug benefit plans. In addition, Congress may again consider proposals to allow, under certain conditions, the importation of medicines from other countries.

The full impact of U.S. health care reform, as well as continuing budget pressures on governments around the world, cannot be predicted at this time.

In addressing cost containment pressures, the Company makes a continuing effort to demonstrate that its medicines provide value to patients and to those who pay for health care. The Company works in markets with historically low rates of government spending on health care to encourage those governments to increase their investments and thereby improve their citizens’ access to appropriate health care, including medicines.

In the animal health business, there is intense competition which is affected by several factors including regulatory and legislative issues, scientific and technological advances, product innovation, the quality and price of the Company’s products, effective promotional efforts and the frequent introduction of generic products by competitors.

The Company’s consumer care operations face competition from other consumer health care businesses as well as retailers who carry their own private label brands. The Company’s competitive position is affected by several factors, including regulatory and legislative issues, scientific and technological advances, the quality and price of the Company’s products, promotional efforts and the growth of lower cost private label brands.

Operating conditions have become more challenging under the global pressures of competition, industry regulation and cost containment efforts. Although no one can predict the effect of these and other factors on the Company’s business, the Company continually takes measures to evaluate, adapt and improve the organization and its business practices to better meet customer needs and believes that it is well positioned to respond to the evolving health care environment and market forces.

Government Regulation
The pharmaceutical industry is subject to regulation by regional, country, state and local agencies around the world. Governmental regulation and legislation tends to focus on standards and processes for determining drug safety and effectiveness, as well as conditions for sale or reimbursement, especially related to the pricing of products.

Of particular importance is the FDA in the United States, which administers requirements covering the testing, approval, safety, effectiveness, manufacturing, labeling, and marketing of prescription pharmaceuticals. In many cases, the FDA requirements and practices have increased the amount of time and resources necessary to develop new products and bring them to market in the United States. U.S. health care reform legislation which passed in 2010 with a full implementation date of 2014, significantly expands access to health care, but also contains a number of provisions imposing new obligations on the pharmaceutical industry, including, for example, an increase in the mandated rebate under the Medicaid program and a new discount requirement in the Medicare Part D program.

The EU has adopted Directives and other legislation concerning the classification, labeling, advertising, wholesale distribution and approval for marketing of medicinal products for human use. These provide mandatory standards throughout the EU, which may be supplemented or implemented with additional regulations by the EU member states. The Company’s policies and procedures are already consistent with the substance of these directives; consequently, it is believed that they will not have any material effect on the Company’s business.

In January 2008, the European Commission (“EC”) launched a sector inquiry in the pharmaceutical industry under the rules of EU competition law. A sector inquiry allows the EC to gather information about the general operation of market competition and is not an investigation into suspected anti-competitive behavior of specific firms. As part of this inquiry, Old Merck’s offices in Germany were inspected by the authorities beginning in January 2008. The preliminary report of the EC was issued in November 2008, and following the public consultation period, the final report was issued in July 2009. The final report confirmed that there has been a decline in the number of novel medicines reaching the market and instances of delayed market entry of generic medicines and discussed industry practices that may have contributed to these phenomena. Among other things, the final report expressed concern over settlements of patent disputes between originator and generic companies and suggested that the EC should monitor any anti-competitive effects. While the EC has issued further inquiries with respect to the subject of the investigation, including to the Company, the EC has not alleged that the Company or any of its subsidiaries have engaged in any unlawful practices.

The Company believes that it will continue to be able to conduct its operations, including launching new drugs into the market, in this regulatory environment.

Access to Medicines
As a global health care company, Merck’s primary role is to discover and develop innovative medicines and vaccines. The Company also recognizes that it has an important role to play in helping to improve access to its products around the world. The Company’s efforts in this regard are wide-ranging. For example, the Company has been recognized for pricing many of its products through a differential pricing framework, taking into consideration such factors as a country’s level of economic development and public health need.

Building on the Company’s own efforts, Merck has undertaken collaborations with many stakeholders to improve access to medicines and enhance the quality of life for people around the world.

For example, in 2010, through a partnership of Merck, the Government of Bhutan, and the Australian Cervical Cancer Foundation, Bhutan became the first low-income country in the world to successfully implement a national HPV vaccination program. Under this program, Merck is providing Gardasil free of charge for the first year of the program and will provide Gardasil at the Company’s access price for five more years.

Also in 2010, Merck worked with its partner, the Wellcome Trust, to further develop the Hillemann Laboratories which was established in September 2009. This initiative will focus on developing affordable vaccines to prevent diseases that commonly affect low-income countries.

Merck has also in the past provided funds to The Merck Company Foundation, an independent organization, which has partnered with a variety of organizations dedicated to improving global health. One of these partnerships is The African Comprehensive HIV/AIDS Partnership in Botswana, a collaboration with the government of Botswana and the Bill & Melinda Gates Foundation, that was renewed in 2010, and supports Botswana’s response to HIV/AIDS through a comprehensive and sustainable approach to HIV prevention, care, treatment, and support.

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

Operating Results

Sales
Worldwide sales totaled $46.0 billion for 2010 compared with $27.4 billion in 2009. Foreign exchange favorably affected global sales performance by 1%. The revenue increase over 2009 was driven largely by incremental sales resulting from the inclusion of a full year of results for legacy Schering-Plough products such as Remicade, Nasonex, Temodar, PegIntron and Clarinex, as well as by the inclusion of a full year of results for Zetia and Vytorin. Prior to the Merger, substantially all sales of Zetia and Vytorin were recognized by the MSP Partnership and the results of Old Merck’s interest in the MSP Partnership were recorded in Equity income from affiliates. As a result of the Merger, the MSP Partnership is wholly-owned by the Company and therefore revenues from these products are now reflected in Sales. Additionally, the Company recognized a full year of sales in 2010 from legacy Schering-Plough animal health and consumer care products. Sales for 2009 only include revenue from legacy Schering-Plough and MSP Partnership products for the post-Merger period through December 31, 2009. Also contributing to the sales increase was growth in Januvia and Janumet, Isentress, and Singulair. These increases were partially offset by lower sales of Cozaar and Hyzaar which lost patent protection in the United States in April 2010 and in a number of major European markets in March 2010. Revenue was also negatively affected by lower sales of Fosamax and Fosamax Plus D, which have lost market exclusivity in the United States and in several major European markets, and lower revenue from the Company’s relationship with AZLP, as well as by lower sales of Gardasil and Zocor. In addition, the implementation of certain provisions of U.S. health care reform legislation during 2010 resulted in increased Medicaid rebates and other impacts that reduced revenues by approximately $170 million.

Domestic sales were $20.2 billion in 2010 compared with $14.4 billion in 2009. Foreign sales were $25.8 billion in 2010 compared with $13.0 billion in 2009. The increases were driven primarily by incremental sales resulting from the inclusion of a full year of legacy Schering-Plough and MSP Partnership products in 2010. The domestic sales increase was also driven by higher sales of Januvia, Janumet, Singulair and Isentress. These increases were partially offset by lower sales of Cozaar, Hyzaar, Fosamax and Fosamax Plus D, Gardasil and RotaTeq, as well as by lower revenue from the Company’s relationship with AZLP. Foreign sales growth reflects the strong performance of Januvia, Janumet, Isentress and Singulair, partially offset by lower sales of Cozaar, Hyzaar, Fosamax and Fosamax Plus D. Foreign sales represented 56% of total sales in 2010.

While many of the Company’s brands experienced positive growth trends in the EU during 2010, the environment in the EU and across Europe is now more challenging. Many countries have announced austerity measures aimed at reducing costs in areas such as health care. The implementation of pricing actions varies by country and many have announced measures to reduce prices of generic and patented drugs. While the Company is taking steps to mitigate the immediate impact in the EU, the austerity measures negatively affected the Company’s revenue performance in 2010 and the Company anticipates they will continue to negatively affect revenue performance in 2011.

Worldwide sales totaled $27.4 billion for 2009, an increase of 15% compared with 2008. Foreign exchange unfavorably affected global sales performance by 2%. The revenue increase over 2008 largely reflects incremental sales resulting from the inclusion of legacy Schering-Plough and MSP Partnership products for the post-Merger period in 2009. Also contributing to the sales increase was growth in Januvia and Janumet, Isentress, Singulair, Varivax and Pneumovax. These increases were partially offset by lower sales of Fosamax and Fosamax Plus D, Gardasil, Cosopt and Trusopt (which lost U.S. market exclusivity in October 2008), and lower revenue from the Company’s relationship with AZLP. Other products that experienced declines include RotaTeq, Zocor and Primaxin.

Sales(1) of the Company’s products were as follows:

Years Ended December 31	2010	2009	2008

Pharmaceutical:
Bone, Respiratory, Immunology and Dermatology
Singulair	$4,987	$4,660	$4,337
Remicade	2,714	431	—
Nasonex	1,220	165	—
Fosamax	926	1,100	1,553
Clarinex	659	101	—
Arcoxia	398	358	377
Proventil	210	26	—
Asmanex	208	37	—
Cardiovascular
Zetia	2,297	403	6
Vytorin	2,014	441	84
Integrilin	266	46	—
Diabetes and Obesity
Januvia	2,385	1,922	1,397
Janumet	954	658	351
Diversified Brands
Cozaar/Hyzaar	2,104	3,561	3,558
Zocor	468	558	660
Propecia	447	440	429
Claritin Rx	420	71	—
Vasotec/Vaseretic	255	311	357
Remeron	223	38	—
Proscar	216	291	324
Infectious Disease
Isentress	1,090	752	361
PegIntron	737	149	—
Cancidas	611	617	596
Primaxin	610	689	760
Invanz	362	293	265
Avelox	316	66	—
Rebetol	221	36	—
Crixivan/Stocrin	206	206	275
Neurosciences and Ophthalmology
Maxalt	550	575	529
Cosopt/Trusopt	484	503	781
Subutex/Suboxone	111	36	—
Oncology
Temodar	1,065	188	—
Emend	378	317	264
Caelyx	284	47	—
Intron A	209	38	—
Vaccines(2)
ProQuad/M-M-R II/Varivax	1,378	1,369	1,268
Gardasil	988	1,118	1,403
RotaTeq	519	522	665
Pneumovax	376	346	249
Zostavax	243	277	312
Women’s Health and Endocrine
NuvaRing	559	88	—
Follistim AQ	528	96	—
Implanon	236	37	—
Cerazette	209	35	—
Other pharmaceutical(3)	4,170	1,218	920

Total Pharmaceutical segment sales	39,811	25,236	22,081

Other segment sales(4)	5,578	2,114	1,694

Total segment sales	45,389	27,350	23,775

Other(5)	598	78	75

	$45,987	$27,428	$23,850

(1)	Sales of legacy Schering-Plough products reflect results for 2010 and the post-Merger period in 2009. In addition, prior to the Merger, substantially all sales of Zetia and Vytorin were recognized by the MSP Partnership and the results of Old Merck’s interest in the MSP Partnership were recorded in Equity income from affiliates. As a result of the Merger, the MSP Partnership is wholly-owned by the Company; accordingly, all sales of MSP Partnership products after the Merger are reflected in the table above. Sales of Zetia and Vytorin in 2008 reflect Old Merck’s sales of these products in Latin America which was not part of the MSP Partnership.

(2)	These amounts do not reflect sales of vaccines sold in most major European markets through the Company’s joint venture, Sanofi Pasteur MSD, the results of which are reflected in Equity income from affiliates. These amounts do, however, reflect supply sales to Sanofi Pasteur MSD.

(3)	Other pharmaceutical primarily reflects sales of other human pharmaceutical products, including products within the franchises not listed separately.

(4)	Reflects other non-reportable segments including Animal Health and Consumer Care, and revenue from the Company’s relationship with AZLP primarily relating to sales of Nexium, as well as Prilosec. Revenue from AZLP was $1.3 billion, $1.4 billion and $1.6 billion in 2010, 2009 and 2008, respectively.

(5)	Other revenues are primarily comprised of miscellaneous corporate revenues, third-party manufacturing sales, sales related to divested products or businesses and other supply sales not included in segment results.

Pharmaceutical Segment Sales

Bone, Respiratory, Immunology and Dermatology
Worldwide sales of Singulair, a once-a-day oral medicine indicated for the chronic treatment of asthma and for the relief of symptoms of allergic rhinitis, grew 7% reaching $5.0 billion in 2010 reflecting price increases and positive performance in Japan. Global sales of Singulair rose 7% to $4.7 billion in 2009 primarily driven by favorable pricing and strong performance in Japan and Asia Pacific. Singulair continues to be the number one prescribed product in the U.S. respiratory market. U.S. sales of Singulair were $3.2 billion in 2010. The patent that provides U.S. market exclusivity for Singulair expires in August 2012. The Company expects that within the two years following patent expiration, it will lose substantially all U.S. sales of Singulair, with most of those declines coming in the first full year following patent expiration. In addition, the patent for Singulair will expire in a number of major European markets in August 2012 and the Company expects sales of Singulair in those markets will decline significantly thereafter (although the six month Pediatric Market Exclusivity may extend this date in some markets to February 2013).

Sales of Remicade, a treatment for inflammatory diseases, were $2.7 billion in 2010 and $431 million for the post-Merger period in 2009. Remicade is marketed by the Company outside of the United States (except in Japan and certain other Asian markets). Products that compete with Remicade have been launched over the past several years. In October 2009, the EC approved Simponi, a once-monthly subcutaneous treatment for certain inflammatory diseases. In January 2011, Simponi was approved in the EU for use in combination with methotrexate in adults with severe, active and progressive rheumatoid arthritis not previously treated with methotrexate and for the reduction in the rate of progression of joint damage as measured by X-ray in rheumatoid arthritis patients. The Company has launched Simponi in 18 countries and launches in other international markets are planned. Sales of Simponi were $97 million in 2010. See Note 12 to the consolidated financial statements for a discussion of arbitration proceedings involving the Company’s rights to market Remicade and Simponi.

Global sales of Nasonex, an inhaled nasal corticosteroid for the treatment of nasal allergy symptoms, were $1.2 billion in 2010 and were $165 million for the post-Merger period in 2009.

Worldwide sales of Fosamax and Fosamax Plus D (marketed as Fosavance throughout the EU and as Fosamac in Japan) for the treatment and, in the case of Fosamax, prevention of osteoporosis, decreased 16% in 2010 to $926 million and declined 29% in 2009 to $1.1 billion. These medicines have lost market exclusivity in the United States and have also lost market exclusivity in several major European markets. Accordingly, the Company is experiencing significant sales declines within the Fosamax product franchise and the Company expects the declines to continue.

Global sales of Clarinex (marketed as Aerius in many countries outside the United States), a non-sedating antihistamine, were $659 million in 2010 and were $101 million for the post-Merger period in 2009.

Other products included in the Bone, Respiratory, Immunology and Dermatology franchise include among others, Arcoxia, for the treatment of arthritis and pain; Proventil inhalation aerosol for the relief of bronchospasm; and Asmanex, an inhaled corticosteroid for asthma.

In June 2010, the FDA approved Dulera Inhalation Aerosol, a new fixed-dose combination asthma treatment for patients 12 years of age and older. Dulera combines an inhaled corticosteroid with a long-acting beta2-agonist.

Cardiovascular
Sales of Zetia, a cholesterol absorption inhibitor also marketed as Ezetrol outside the United States, and Vytorin, a combination product containing the active ingredients of both Zetia and Zocor marketed outside the United States as Inegy, were $2.3 billion and $2.0 billion, respectively, in 2010 and were $403 million and $441 million, respectively, for the post-Merger period in 2009. Prior to the Merger, substantially all sales of these products were recognized by the MSP Partnership and the results of Old Merck’s interest in the MSP Partnership were recorded in Equity income from affiliates. As a result of the Merger, the MSP Partnership is wholly-owned by the Company and therefore revenues from these products are now reflected in Sales. Total sales of Zetia and Vytorin in 2009, including the sales recognized through the MSP Partnership, were $2.2 billion and $2.1 billion, respectively.

In November 2010, the Oxford University Clinical Trial Service Unit presented the results of the SHARP (Study of Heart and Renal Protection) study at the American Society of Nephrology meeting in which Vytorin 10/20 mg reduced the incidence of first major vascular events — defined as non-fatal heart attacks or cardiac death, stroke or any revascularization procedure — by a highly statistically significant 16.1% compared to placebo. This was the pre-specified primary endpoint of the study. The SHARP study involved more than 9,000 patients who, on average, had advanced or end-stage chronic kidney disease. Merck plans to seek regulatory approvals for the use of Vytorin in patients with chronic kidney disease based on the results from the SHARP study in 2011.

IMPROVE-IT, a large cardiovascular outcomes study evaluating Zetia/Vytorin in patients with acute coronary syndrome, is fully enrolled with approximately 18,000 patients. During 2010, a blinded interim efficacy analysis was conducted by the Data and Safety Monitoring Board (“DSMB”) for the trial when approximately 50% of the primary events had been accrued. The DSMB recommended continuing the trial with no changes in the study protocol. Another blinded interim efficacy analysis is planned by the DSMB when approximately 75% of the primary events have been accrued. The IMPROVE-IT trial is scheduled for completion in 2013.

Global sales of Integrilin Injection, a treatment for patients with acute coronary syndrome, which is sold by the Company in the United States and Canada, were $266 million in 2010 and were $46 million for the post-Merger period in 2009.

In September 2010, the intravenous formulation of Brinavess (vernakalant) was granted marketing approval in the EU, Iceland and Norway for the rapid conversion of recent onset atrial fibrillation to sinus rhythm in adults: for non-surgery patients with atrial fibrillation of seven days or less and for post-cardiac surgery patients with atrial fibrillation of three days or less. Brinavess acts preferentially in the atria and is the first product in a new class of pharmacologic agents for cardioversion of atrial fibrillation to launch in the EU. In April 2009, Cardiome Pharma Corp. and Merck announced a collaboration and license agreement for the development and commercialization of vernakalant. The agreement provides Merck exclusive rights outside of the United States, Canada and Mexico to vernakalant intravenous formulation.

Diabetes and Obesity
Global sales of Januvia, Merck’s dipeptidyl peptidase-4 (“DPP-4”) inhibitor for the treatment of type 2 diabetes, were $2.4 billion in 2010, $1.9 billion in 2009 and $1.4 billion in 2008, reflecting continued growth both in the United States and internationally due in part to the launch of new indications. In addition, growth in 2010 reflects apparent safety concerns that limited sales of a competing product. DPP-4 inhibitors represent a class of prescription medications that improve blood sugar control in patients with type 2 diabetes by enhancing a natural body system called the incretin system, which helps to regulate glucose by affecting the beta cells and alpha cells in the pancreas.

Worldwide sales of Janumet, Merck’s oral antihyperglycemic agent that combines sitagliptin (Januvia) with metformin in a single tablet to target all three key defects of type 2 diabetes, were $954 million in 2010, $658 million in 2009 and $351 million in 2008 reflecting growth both in the United States and internationally due to ongoing launches in certain markets.

MK-0431A XR, the Company’s investigational extended-release formulation of Janumet, was accepted for standard review by the FDA in 2010. The Company is also moving forward as planned with regulatory filings in countries outside the United States. The extended-release formulation of Janumet is an investigational treatment for type 2 diabetes that combines sitagliptin with metformin extended release, a commonly-prescribed medication for type 2 diabetes, into a single tablet. This formulation is designed to provide a new treatment option for health care providers and patients who need two or more oral agents to help control their blood sugar with the convenience of once daily dosing.

Diversified Brands
Merck’s diversified brands are human health pharmaceutical products that are approaching the expiration of their marketing exclusivity or are no longer protected by patents in developed markets, but continue to be a core part of the Company’s offering in other markets around the world.

Global sales of Cozaar and its companion agent Hyzaar (a combination of Cozaar and hydrochlorothiazide) for the treatment of hypertension fell 41% in 2010 to $2.1 billion. The patents that provided U.S. market exclusivity for Cozaar and Hyzaar expired in April 2010. In addition, Cozaar and Hyzaar lost patent protection in a number of major European markets in March 2010. Accordingly, the Company is experiencing a significant decline in Cozaar/Hyzaar worldwide sales and the Company expects such decline to continue. Global sales of Cozaar and Hyzaar were $3.6 billion in 2009 which were comparable to sales in 2008 reflecting the unfavorable effect of foreign exchange, offset by strong performance of both products in the United States and of Hyzaar in Japan (marketed as Preminent).

Other products contained in the Diversified Brands franchise include among others, Zocor, a statin for modifying cholesterol; Propecia, a product for the treatment of male pattern hair loss; prescription Claritin for the treatment of seasonal outdoor allergies and year-round indoor allergies; Vasotec/Vaseretic for hypertension and/or heart failure; Remeron, an antidepressant; and Proscar, a urology product for the treatment of symptomatic benign prostate enlargement. Remeron lost market exclusivity in the United States in January 2010 and in certain markets in the EU in September 2010.

Infectious Disease
Worldwide sales of Isentress, an HIV integrase inhibitor for use in combination with other antiretroviral agents for the treatment of HIV-1 infection in treatment-naïve and treatment-experienced adults, were $1.1 billion in 2010, $752 million in 2009 and $361 million in 2008. Sales growth in both periods reflects positive performance in the United States, as well as internationally, resulting from continued uptake since launch. Isentress works by inhibiting the insertion of HIV DNA into human DNA by the integrase enzyme. Inhibiting integrase from performing this essential function helps to limit the ability of the virus to replicate and infect new cells.

In November 2010, the Company reported initial results from the Phase III study investigating the efficacy and safety of a treatment regimen including Isentress tablets once daily in treatment-naïve adult patients infected with HIV-1. In the study, although the treatment regimen that included Isentress once daily enabled more than 80% of patients to achieve viral suppression, Isentress once daily did not demonstrate non-inferiority to the treatment regimen that included Isentress twice daily. Based on the initial results and following the recommendation of an independent Data Monitoring Committee, Merck terminated the study.

Worldwide sales of PegIntron for treating chronic hepatitis C were $737 million in 2010 and were $149 million for the post-Merger period in 2009. In September 2010, the Company initiated a voluntary recall of PegIntron single dose RediPen injection in the United States after consultation with the FDA, as well as other recalls globally, resulting in a reduction to revenue in 2010 of approximately $20 million representing estimated sales returns. In addition, the Company recognized a charge of approximately $40 million in Materials and production primarily for inventory discard costs. The recall was conducted as a precautionary measure due to a third-party manufacturing issue that could have affected a small number of RediPens. The recall was specific to PegIntron RediPen and did not affect PegIntron vial products.

Sales of Primaxin, an anti-bacterial product, decreased 11% in 2010 to $610 million and declined 9% in 2009 to $689 million. These results reflect competitive pressures and in 2009 also reflect supply constraints. Patents on Primaxin have expired worldwide and multiple generics have been approved in Europe. Accordingly, the Company is experiencing a decline in sales of this product and the Company expects the decline to continue.

Other products contained in the Infectious Diseases franchise include among others, Cancidas, an anti-fungal product; Invanz for the treatment of certain infections; Avelox, a fluoroquinolone antibiotic for the treatment of certain respiratory and skin infections; Rebetol for use in combination with PegIntron for treating chronic hepatitis C; and Crixivan and Stocrin, antiretroviral therapies for the treatment of HIV infection. The compound patent that provides U.S. market exclusivity for Crixivan expires in 2012.

Neurosciences and Ophthalmology
Global sales of Maxalt, Merck’s tablet for the acute treatment of migraine, declined 4% in 2010 to $550 million reflecting the generic availability of a competing product. Sales of Maxalt grew 9% in 2009 to $575 million. The compound patent that provides market exclusivity for Maxalt in the United States expires in

June 2012 (although the six month Pediatric Market Exclusivity may extend this date to December 2012). In addition, the patent for Maxalt will expire in a number of major European markets in 2013. The Company anticipates that sales in the United States and in these European markets will decline significantly after these patent expiries.

Worldwide sales of ophthalmic products Cosopt and Trusopt declined 4% in 2010 to $484 million and fell 36% to $503 million in 2009. The patent that provided U.S. market exclusivity for Cosopt and Trusopt expired in October 2008. Trusopt has also lost market exclusivity in a number of major European markets. The patent for Cosopt will expire in a number of major European markets in March 2013 and the Company expects sales in those markets to decline significantly thereafter.

In August 2009, the FDA approved Saphris (asenapine) for the acute treatment of schizophrenia in adults and for the acute treatment of manic or mixed episodes associated with bipolar I disorder with or without psychotic features in adults. In September 2010, two sNDAs for Saphris were approved in the United States to expand the product’s indications to the treatment of schizophrenia in adults, as monotherapy for the acute treatment of manic or mixed episodes associated with bipolar I disorder in adults, and as adjunctive therapy with either lithium or valproate for the acute treatment of manic or mixed episodes associated with bipolar I disorder in adults. In September 2010, asenapine, to be sold under the brand name Sycrest, received marketing approval in the EU for the treatment of moderate to severe manic episodes associated with bipolar I disorder in adults; the marketing approval did not include an indication for schizophrenia. The marketing approval applies to all EU member states. In October 2010, Merck and H. Lundbeck A/S (“Lundbeck”) announced a worldwide commercialization agreement for Sycrest sublingual tablets (5 mg, 10 mg). Under the terms of the agreement, Lundbeck paid a fee and will make product supply payments in exchange for exclusive commercial rights to Sycrest in all markets outside the United States, China and Japan. Merck will retain exclusive commercial rights to asenapine in the United States, China and Japan. Concurrently, Merck is continuing to pursue regulatory approval for asenapine in other parts of the world.

Merck continues to focus on building the brand awareness of Saphris in the United States. Merck launched a black cherry flavor of the sublingual tablet to provide an additional taste option. Merck continues to monitor and assess Saphris/Sycrest and the related intangible asset. If increasing the brand awareness, the additional flavor option, or Lundbeck’s launch of the product in the EU is not successful, the Company may take a non-cash impairment charge with respect to Saphris/Sycrest, and such charge could be material.

Bridion, for the reversal of certain muscle relaxants during surgery, is currently approved in more than 60 countries and has launched in more than 40 countries outside of the United States. Bridion is in Phase III development in the United States. Sales of Bridion were $103 million in 2010.

The Neurosciences and Ophthalmology franchise also includes the products Subutex/Suboxone for the treatment of opiate addiction. In March 2010, Merck sold the rights to Subutex/Suboxone in nearly all markets back to Reckitt Benckiser Group PLC (“Reckitt”). The rights to the products in most major markets reverted to Reckitt on July 1, 2010; the remainder will revert to Reckitt during 2011. Sales for Subutex/Suboxone were $111 million in 2010.

Oncology
Sales of Temodar (marketed as Temodal outside the United States), a treatment for certain types of brain tumors, were $1.1 billion during 2010 and were $188 million for the post-Merger period in 2009. In November 2010, Merck announced that a federal appellate court ruled in its favor in a Temodar patent infringement suit against Barr Laboratories (“Barr”), an affiliate of Teva Pharmaceuticals (“Teva”). The appellate court rejected Barr’s arguments and reversed a lower court ruling that the U.S. patent was unenforceable. Teva had been seeking FDA approval to sell a generic version of Temodar. In connection with Teva’s prior agreement not to launch during the appeal, Merck agreed that it will not object to Teva’s launch of a generic version of Temodar in August 2013. The U.S. patent and exclusivity periods otherwise will expire on February 2014. Temodar lost patent exclusivity in the EU in 2009 and generic products are being marketed.

Global sales of Emend, a treatment for chemotherapy-induced nausea and vomiting, grew 19% in 2010 to $378 million driven by increases in the United States and due to the launch in Japan. Emend sales increased 20% to $317 million in 2009.

Other products in the Oncology franchise include among others, Caelyx for the treatment of ovarian cancer, metastatic breast cancer and Kaposi’s sarcoma; and Intron A for treating melanoma. Marketing rights for Caelyx reverted to Johnson & Johnson on December 31, 2010. Sales of Caelyx were $284 million in 2010.

Vaccines
The following discussion of vaccines does not include sales of vaccines sold in most major European markets through Sanofi Pasteur MSD (“SPMSD”), the Company’s joint venture with Sanofi Pasteur, the results of which are reflected in Equity income from affiliates (see “Selected Joint Venture and Affiliate Information” below). Supply sales to SPMSD, however, are included.

Worldwide sales of Gardasil recorded by Merck declined 12% to $988 million in 2010 and decreased 20% to $1.1 billion in 2009. Gardasil, the world’s top-selling HPV vaccine, is indicated for girls and women 9 through 26 years of age for the prevention of cervical, vulvar and vaginal cancers caused by HPV types 16 and 18, precancerous or dysplastic lesions caused by HPV types 6, 11, 16 and 18, and genital warts caused by HPV types 6 and 11. Gardasil is also approved in the United States for use in boys and men ages 9 through 26 years of age for the prevention of genital warts caused by HPV types 6 and 11. In December 2010, the FDA approved a new indication for Gardasil for the prevention of anal cancer caused by HPV types 16 and 18 and for the prevention of anal intraepithelial neoplasia grades 1, 2 and 3 (anal dysplasias and precancerous lesions) caused by HPV types 6, 11, 16 and 18, in males and females 9 through 26 years of age. Sales performance in 2010 and 2009 was driven largely by declines in the United States, as well as in Australia during 2010, which continue to be affected by the saturation of the 13 to 18 year-old female cohort. Sales in 2009 include $51 million of revenue as a result of government purchases for the CDC’s Strategic National Stockpile. The Company is a party to certain third party license agreements with respect to Gardasil (including a cross-license and settlement agreement with GlaxoSmithKline). As a result of these agreements, the Company pays royalties on worldwide Gardasil sales of 21% to 27% which vary by country and are included in Materials and production costs.

In January 2009, the FDA issued a second complete response letter regarding the sBLA for the use of Gardasil in women ages 27 through 45. The FDA completed its review of the response that Old Merck provided in July 2008 to the FDA’s first complete response letter issued in June 2008 and recommended that Old Merck submit additional data when the 48 month study has been completed. Merck provided a response to the FDA in the fourth quarter of 2009. Discussions continue with the FDA to determine how adult women study data may be included in the prescribing information for Gardasil. The complete response letter does not affect current indications for Gardasil in females ages 9 through 26.

Global sales of RotaTeq, a vaccine to help protect against rotavirus gastroenteritis in infants and children, recorded by Merck declined 1% in 2010 to $519 million. Sales during 2010 benefited modestly from a temporary competitor supply issue. Sales declined 21% in 2009 to $522 million reflecting competitive pressures.

In recent years the Company has experienced difficulties in producing its varicella zoster virus (“VZV”)-containing vaccines. These difficulties have resulted in supply constraints for ProQuad, Varivax and Zostavax. The Company is manufacturing bulk varicella and is producing doses of Varivax and Zostavax.

A limited quantity of ProQuad, a pediatric combination vaccine to help protect against measles, mumps, rubella and varicella, one of the VZV-containing vaccines, became available in the United States for ordering in the second quarter of 2010. Actual market demand will dictate how long supply will last. Sales as recorded by Merck for ProQuad were $134 million in 2010 and $9 million in 2008. ProQuad was not available for ordering in 2009 due to supply constraints.

Merck’s sales of Varivax, a vaccine to help prevent chickenpox (varicella), were $929 million in 2010, $1.0 billion in 2009 and $925 million in 2008. Sales for 2010 and 2009 reflect $48 million and $64 million, respectively, of revenue as a result of government purchases for the CDC’s Strategic National Stockpile. Merck’s sales of M-M-R II, a vaccine to help protect against measles, mumps and rubella, were $315 million in 2010, $331 million in 2009 and $334 million in 2008. Sales of Varivax and M-M-R II were affected by the unavailability of ProQuad as noted above.

Sales of Zostavax, a vaccine to help prevent shingles (herpes zoster), recorded by Merck were $243 million in 2010, $277 million in 2009 and $312 million in 2008. Sales in all of these years were affected by supply issues. Customers experienced backorders for Zostavax during 2010. Merck began filling backorders in December 2010. The Company expects to continue to release doses in 2011, but product backorders are expected to continue through at least the first quarter of 2011 and the Company anticipates sales in future quarters will be affected by availability of supply. Due to these supply constraints, no new international launches or immunization programs are currently planned for 2011.

During 2010, Merck filed a Supplemental Biologics License Application with the FDA for the use of Zostavax to prevent shingles in people 50 to 59 years of age.

Sales of Pneumovax, a vaccine to help prevent pneumococcal disease, were $376 million for 2010, $346 million for 2009 and $249 million for 2008. The increase in 2009 as compared with 2008 was due to favorable pricing in the United States and higher demand associated with the flu pandemic.

In 2009, Old Merck entered into an exclusive agreement with CSL Biotherapies (“CSL”), a subsidiary of CSL Limited, to market and distribute Afluria, CSL’s seasonal influenza (flu) vaccine, in the United States, for the 2010/2011-2015/2016 flu seasons. Under the terms of the agreement, the Company will assume responsibility for all aspects of commercialization of Afluria in the United States. CSL will supply Afluria to Merck and will retain responsibility for marketing the vaccine outside the United States. Afluria is indicated for the active immunization of persons age 6 months and older against influenza disease caused by influenza virus subtypes A and type B present in the vaccine. Sales of Afluria were $50 million in 2010.

In January 2010, PedvaxHIB became fully available in the United States for routine vaccination as well as for booster dose catch-up vaccination. The timing of availability outside the United States is dependent upon local regulatory requirements. Comvax became available in the third quarter of 2010.

The pediatric/adolescent formulation of Vaqta, a vaccine against hepatitis A, is available. Merck’s adult formulation will not be available in the United States until after 2011. Outside of the United States, the supply of Vaqta is limited and availability will vary by region. The pediatric/adolescent formulation of Recombivax HB, a vaccine against hepatitis B, is available and the dialysis formulation became available in the third quarter of 2010. The Company currently anticipates availability of the adult formulation of Recombivax HB in the first half of 2012.

In April 2010, Merck and MassBiologics (“MBL”) of the University of Massachusetts Medical School entered into an agreement that provides Merck with exclusive rights to market and distribute MBL’s tetanus and diphtheria toxoids adsorbed (“Td”) vaccine in the United States, with the exception of Massachusetts, where MBL will continue distributing the vaccine. Merck began distributing the Td vaccine in June 2010.

Women’s Health and Endocrine
Worldwide sales of NuvaRing, a contraceptive product, were $559 million during 2010 and $88 million for the post-Merger period in 2009. Global sales of Follistim AQ (marketed in most countries outside the United States as Puregon), a fertility treatment, were $528 million during 2010 and were $96 million for the post-Merger period in 2009. Puregon lost market exclusivity in the EU in August 2009.

Other products contained in the Women’s Health and Endocrine franchise include among others, Implanon, a single-rod subdermal contraceptive implant; Cerazette, a progestin only oral contraceptive; and Elonva, a fertility treatment.

The Company is currently experiencing difficulty manufacturing certain women’s health products. The Company is working to resolve these issues.

Other

In January 2010, the Company, AZLP and Teva (which acquired IVAX Pharmaceuticals, Inc. (“IVAX”)) entered into a settlement agreement to resolve patent litigation with respect to esomeprazole (Nexium) which provides that Teva/IVAX will not bring its generic esomeprazole product to market in the United States until May 27, 2014. During 2008, Old Merck and AZLP entered into a similar agreement with Ranbaxy Laboratories Ltd.

(“Ranbaxy”) which provides that Ranbaxy will not bring its generic esomeprazole product to market in the United States until May 27, 2014. The Company faces other challenges with respect to outstanding patent infringement matters for esomeprazole (see Note 12 to the consolidated financial statements).

AstraZeneca has an option to buy Old Merck’s interest in Nexium and Prilosec, exercisable in 2012, and the Company believes that it is likely that AstraZeneca will exercise that option (see “Selected Joint Venture and Affiliate Information” below).

Animal Health
Animal Health includes pharmaceutical and vaccine products for the prevention, treatment and control of disease in all major farm and companion animal species. Animal Health sales are affected by intense competition and the frequent introduction of generic products. Global sales of Animal Health products totaled $2.9 billion during 2010 reflecting continued strong performance among cattle, poultry, companion animal and swine products. Global sales of Animal Health products totaled $494 million for the post-Merger period in 2009. During the first quarter of 2010, sanofi-aventis exercised its option to require the Company to seek to combine its Animal Health business with Merial Limited to form an animal health joint venture. The formation of the animal health joint venture is expected to be dilutive to the Company’s earnings for the first 12 months after the transaction closes. (See “Selected Joint Venture and Affiliate Information” below.)

Consumer Care
Consumer Care products include over-the-counter, foot care and sun care products such as Dr. Scholl’s foot care products; Claritin non-drowsy antihistamines; MiraLAX, a treatment for occasional constipation; and Coppertone sun care products. Global sales of Consumer Care products were $1.3 billion during 2010 reflecting strong performance of a number of key brands including Dr. Scholl’s and Coppertone. Consumer Care product sales were $149 million for the post-Merger period in 2009. Consumer Care product sales are affected by competition, frequent competitive product introductions and consumer spending patterns.

In April 2010, Zegerid OTC, an over-the-counter option for treating frequent heartburn without prescription, became available in drug stores, grocery stores, mass merchandisers and club stores nationwide. The FDA approved Zegerid in December 2009 for over-the-counter use.

Costs Expenses and Other

($ in millions)	2010	Change	2009	Change	2008

Materials and production	$18,396	*	$9,019	62%	$5,583
Marketing and administrative	13,245	55%	8,543	16%	7,377
Research and development(1)	10,991	88%	5,845	22%	4,805
Restructuring costs	985	-40%	1,634	58%	1,033
Equity income from affiliates	(587)	-74%	(2,235)	-13%	(2,561)
Other (income) expense, net	1,304	*	(10,668)	*	(2,318)

	$44,334	*	$12,138	-13%	$13,919

*	100% or greater.

(1)	Includes $2.4 billion of IPR&D impairment charges in 2010 and restructuring costs in all years.

Materials and Production
Materials and production costs were $18.4 billion in 2010, $9.0 billion in 2009 and $5.6 billion in 2008. Materials and production costs in 2010 and in the post-Merger period of 2009 include expenses related to the sale of legacy Schering-Plough and MSP Partnership products. Additionally, these costs were unfavorably affected by $4.6 billion and $0.8 billion in 2010 and 2009, respectively, of expense for the amortization of intangible assets and $2.0 billion and $1.5 billion in 2010 and 2009, respectively, of amortization of purchase accounting adjustments to Schering-Plough’s inventories recognized in the Merger. Also included in materials and production costs in 2010, 2009 and 2008 were $429 million, $115 million and $123 million, respectively, of costs associated with restructuring activities, including accelerated depreciation and asset write-offs related to the planned sale or closure of manufacturing facilities. Separation costs associated with manufacturing-related headcount reductions have been incurred and are reflected in Restructuring costs as discussed below. (See Note 4 to the consolidated financial statements.)

Gross margin was 60.0% in 2010 compared with 67.1% in 2009 and 76.6% in 2008. The amortization of intangible assets and purchase accounting adjustments to inventories recorded in 2010 and 2009 as a result of the Merger and the restructuring charges reflected in all periods as noted above had an unfavorable impact of 15.2 percentage points in 2010, 8.8 percentage points in 2009 and 0.5 percentage points in 2008.

Marketing and Administrative
Marketing and administrative expenses were $13.2 billion in 2010, $8.5 billion in 2009 and $7.4 billion in 2008. The increases were driven largely by the inclusion of expenses related to Schering-Plough activities during 2010 and in the post-Merger period of 2009. Additionally, $379 million of merger-related costs were recognized in 2010 consisting largely of integration costs, as well as costs incurred in conjunction with the potential formation of the animal health joint venture with sanofi-aventis, compared with $371 million of merger-related costs recognized in 2009 consisting largely of transaction costs directly related to the Merger (including advisory and legal fees) and integration costs. In addition, expenses for 2010 included $144 million of restructuring costs, primarily related to accelerated depreciation for facilities to be closed or divested. These increases were partially offset by initiatives to reduce the cost base. Separation costs associated with sales force reductions have been incurred and are reflected in Restructuring costs as discussed below. In addition, marketing and administrative expenses benefited from foreign exchange during 2009. Marketing and administrative expenses in 2010, 2009 and 2008 included $106 million, $75 million and $62 million, respectively, of additional reserves solely for future Vioxx legal defense costs. (See Note 12 to the consolidated financial statements for more information on Vioxx litigation related matters).

Research and Development
Research and development expenses were $11.0 billion in 2010, $5.8 billion in 2009 and $4.8 billion in 2008. The increases were due in part to the incremental expenditures associated with the inclusion of Schering-Plough’s operations in 2010 and for the post-Merger period of 2009. In addition, during 2010, the Company recorded $2.4 billion of IPR&D impairment charges. Of this amount, $1.7 billion related to the write-down of the intangible asset for vorapaxar resulting from developments in the clinical program for this compound (see “Research and Development” below). The remaining $763 million of IPR&D impairment charges were attributable to compounds that were abandoned and determined to have either no alternative use or were returned to the respective licensor, as well as from expected delays in the launch timing or changes in the cash flow assumptions for certain compounds. The Company may recognize additional non-cash impairment charges in the future for the cancellation or delay of other legacy Schering-Plough pipeline programs that were measured at fair value and capitalized in connection with the Merger and such charges could be material. Additionally, research and development expenses in 2010, 2009 and 2008 reflect $428 million, $232 million and $128 million, respectively, of costs associated with restructuring activities, including accelerated depreciation and asset abandonment costs. (See Note 4 to the consolidated financial statements.) Also, research and development expenses in 2010 include a $50 million payment related to the restructuring of Merck’s agreement with ARIAD Pharmaceuticals, Inc. (“ARIAD”) (see “Research and Development” below), while expenses in 2009 reflect upfront payments associated with external licensing activity. Research and development expenses in 2009 as compared with 2008 also reflect an increase in development spending in support of the continued advancement of the research pipeline, including investments in late-stage clinical trials. For segment reporting, research and development costs are unallocated.

Share-Based Compensation
Total pretax share-based compensation expense was $509 million in 2010, $415 million in 2009 and $348 million in 2008. At December 31, 2010, there was $416 million of total pretax unrecognized compensation expense related to nonvested stock option, restricted stock unit and performance share unit awards which will be recognized over a weighted average period of 1.8 years. For segment reporting, share-based compensation costs are unallocated expenses.

Restructuring Costs
Restructuring costs were $985 million, $1.6 billion and $1.0 billion for 2010, 2009 and 2008, respectively. Of the restructuring costs recorded in 2010, $915 million related to the Merger Restructuring Program, $77 million related to the 2008 Restructuring Program and the remaining difference related to the legacy Schering-Plough Productivity Transformation Program, which included a gain on the sale of a manufacturing facility. Of the restructuring costs recorded in 2009, $1.4 billion related to the Merger Restructuring Program, $178 million related to the 2008 Restructuring Program and $39 million related to the legacy Schering-Plough Productivity Transformation Program. Of the restructuring costs recorded in 2008, $736 million related to the 2008 Restructuring Program and the remainder was associated with the 2005 Restructuring Program. In 2010, 2009 and 2008, separation costs of $768 million, $1.4 billion and $957 million, respectively, were incurred associated with actual headcount reductions, as well as estimated expenses under existing severance programs for headcount reductions that were probable and could be reasonably estimated. Merck eliminated 12,465 positions in 2010 (of which 11,410 related to the Merger Restructuring Program, 890 related to the 2008 Restructuring Program and the remainder to the legacy Schering-Plough Productivity Transformation Program), 3,525 positions in 2009 (most of which related to the 2008 Restructuring Program) and 5,800 positions in 2008 (of which approximately 1,750 related to the 2008 Restructuring Program and 4,050 related to the 2005 Restructuring Program). These position eliminations are comprised of actual headcount reductions, and the elimination of contractors and vacant positions. Also included in restructuring costs are curtailment, settlement and termination charges on pension and other postretirement benefit plans, as well as contract termination and shutdown costs. For segment reporting, restructuring costs are unallocated expenses. Additional costs associated with the Company’s restructuring activities are included in Materials and production, Marketing and administrative and Research and development.

Equity Income from Affiliates
Equity income from affiliates, which reflects the performance of the Company’s joint ventures and other equity method affiliates, declined to $587 million in 2010. Equity income from affiliates no longer includes equity income from the MSP Partnership, which became wholly-owned by the Company as a result of the Merger and therefore its results have been included in the consolidated results of the Company beginning from the date of the Merger, or from Merial Limited (“Merial”) due the sale of Old Merck’s interest in September 2009. In addition, lower partnership returns from AZLP, as well as lower equity income from SPMSD as a result of restructuring charges recorded by the joint venture, also contributed to the decline. In 2009, equity income from affiliates declined to $2.2 billion primarily driven by lower equity income from the MSP Partnership and Merial resulting from the 2009 Merger-related events discussed above, partially offset by higher partnership returns from AZLP. (See “Selected Joint Venture and Affiliate Information” below.)

Other (Income) Expense, Net
The change in other (income) expense, net for 2010 as compared with 2009 primarily reflects a $7.5 billion gain in 2009 resulting from recognizing Merck’s previously held equity interest in the MSP Partnership at fair value as a result of obtaining control of the MSP Partnership in the Merger (see Note 3 to the consolidated financial statements), a $3.2 billion gain in 2009 on the sale of Old Merck’s interest in Merial (see Note 10 to the consolidated financial statements), a $950 million charge for the Vioxx Liability Reserve recorded in 2010 (see Note 12 to the consolidated financial statements), lower recognized net gains in 2010 on the Company’s investment portfolio and charges recorded in 2010 related to the settlement of certain pending Average Wholesale Prices litigation (see Note 12 to the consolidated financial statements). Lower interest income and higher interest expense in 2010 as a result of the Merger also contributed to the year-over-year change. In addition, as discussed below, during 2010 the Company recognized exchange losses of $200 million due to two Venezuelan currency devaluations during the year. These items were partially offset by $443 million of income recognized in 2010 upon AstraZeneca’s asset option exercise (see Note 10 to the consolidated financial statements) and $102 million of income recognized in 2010 on the settlement of certain disputed royalties.

Effective January 1, 2010, the Company was required to remeasure its local currency operations in Venezuela to U.S. dollars as the Venezuelan economy was determined to be hyperinflationary. Effective January 11, 2010, the Venezuelan government devalued its currency from at BsF 2.15 per U.S. dollar to a two-tiered official exchange rate at (1) “the essentials rate” at BsF 2.60 per U.S. dollar and (2) “the non-essentials rate” at BsF 4.30 per

U.S. dollar. Throughout 2010, the Company settled transactions at the essentials rate and therefore remeasured monetary assets and liabilities utilizing the essentials rate. In December 2010, the Venezuelan government announced it would eliminate the essentials rate and effective January 1, 2011, all transactions would be settled at the official rate of at BsF 4.30 per U.S. dollar. As a result of this announcement, the Company remeasured its December 31, 2010 monetary assets and liabilities at the new official rate.

Included in other (income) expense, net in 2009 was the $7.5 billion gain related to Merck’s previously held interest in the MSP Partnership and the $3.2 billion gain recognized on the sale of Old Merck’s interest in Merial. Also included in other (income) expense, net in 2009 was $231 million of investment portfolio recognized net gains, and an $80 million charge related to the settlement of the Vioxx third-party payor litigation in the United States. Included in other (income) expense, net in 2008 was an aggregate gain on distribution from AZLP of $2.2 billion, a gain of $249 million related to the sale of the remaining worldwide rights to Aggrastat, a $300 million expense for a contribution to the Merck Company Foundation, $117 million of investment portfolio recognized net losses and a $58 million charge related to the resolution of an investigation into whether Old Merck violated state consumer protection laws with respect to the sales and marketing of Vioxx. Merck experienced a decline in interest income in 2009 as compared with 2008 primarily as a result of lower interest rates and a change in the investment portfolio mix toward cash and shorter-dated securities in anticipation of the Merger. Merck recognized higher interest expense in 2009 largely due to $173 million of commitment fees and incremental interest expense related to the financing of the Merger.

Segment Profits

($ in millions)	2010	2009	2008

Pharmaceutical segment profits	$24,003	$15,715	$14,110
Other non-reportable segment profits	2,423	1,735	1,691
Other	(24,773)	(2,160)	(5,870)

Income before income taxes	$1,653	$15,290	$9,931

Segment profits are comprised of segment revenues less certain elements of materials and production costs and operating expenses, including components of equity income or loss from affiliates and depreciation and amortization expenses. For internal management reporting presented to the chief operating decision maker, Merck does not allocate production costs, other than standard costs, research and development expenses or general and administrative expenses, nor the cost of financing these activities. Separate divisions maintain responsibility for monitoring and managing these costs, including depreciation related to fixed assets utilized by these divisions and, therefore, they are not included in segment profits. Also excluded from the determination of segment profits are the Vioxx Liability Reserve and the gain on AstraZeneca’s asset option exercise recognized in 2010, the gains related to the MSP Partnership and the disposition of Merial in 2009, and the gain on distribution from AZLP in 2008, as well as the amortization of purchase accounting adjustments, IPR&D impairment charges, restructuring costs, taxes paid at the joint venture level and a portion of equity income. Additionally, segment profits do not reflect other expenses from corporate and manufacturing cost centers and other miscellaneous income or expense. These unallocated items are reflected in “Other” in the above table. Also included in “Other” are miscellaneous corporate profits, operating profits related to third-party manufacturing sales, divested products or businesses, as well as other supply sales and adjustments to eliminate the effect of double counting certain items of income and expense.

Pharmaceutical segment profits rose 53% in 2010 and increased 11% in 2009. These increases were largely driven by the inclusion of legacy Schering-Plough results.

Taxes on Income
The effective income tax rate was 40.6% in 2010, 14.8% in 2009 and 20.1% in 2008. The 2010 effective tax rate reflects the unfavorable impacts of purchase accounting charges, IPR&D impairment charges, restructuring charges, the Vioxx Liability Reserve for which no tax impact was recorded, a $147 million charge associated with a change in tax law that requires taxation of the prescription drug subsidy of the Company’s retiree health benefit plans which was enacted in the first quarter of 2010 as part of U.S. health care reform legislation, and the impact of AstraZeneca’s asset option exercise. These unfavorable impacts were partially offset by a $391 million tax benefit from changes in a foreign entity’s tax rate, which resulted in a reduction in deferred tax liabilities on product intangibles recorded in conjunction with the Merger, the favorable impact of the enactment of the tax extenders legislation, including the R&D tax credit, and the favorable impact of foreign earnings and dividends from the Company’s foreign subsidiaries. The 2009 effective tax rate reflects the favorable impacts of increased income in lower tax jurisdictions, which includes the favorable impact of the MSP Partnership gain, and higher expenses in certain jurisdictions including the amortization of purchase accounting adjustments and restructuring costs. The effective income tax rate in 2009 also benefited from 2009 tax settlements, including the previously announced settlement with the Canada Revenue Agency (“CRA”). These favorable impacts were partially offset by the unfavorable effect of the gain on the sale of Old Merck’s interest in Merial which was taxable in the United States at a combined federal and state tax rate of approximately 38.0%. The 2008 effective tax rate reflects favorable impacts relating to tax settlements that resulted in a reduction of the liability for unrecognized tax benefits of approximately $200 million, the realization of foreign tax credits and the favorable tax impact of foreign exchange rate changes during the fourth quarter, particularly the strengthening of the Japanese yen against the U.S. dollar, partially offset by an unfavorable impact resulting from the AZLP gain being fully taxable in the United States at a combined federal and state tax rate of approximately 36.3%. In the first quarter of 2008, Old Merck decided to distribute certain prior years’ foreign earnings to the United States which resulted in a utilization of foreign tax credits. These foreign tax credits arose as a result of tax payments made outside of the United States in prior years that became realizable in the first quarter based on a change in Old Merck’s decision to distribute these foreign earnings.

Net Income and Earnings per Common Share
Net income attributable to Merck & Co., Inc. was $861 million in 2010, $12.9 billion in 2009 and $7.8 billion in 2008. Earnings per common share assuming dilution available to common shareholders (“EPS”) were $0.28 in 2010, $5.65 in 2009 and $3.63 in 2008. The declines in net income and EPS in 2010 as compared with 2009 were primarily due to the gains recognized in 2009 associated with the MSP Partnership as a result of the Merger and the disposition of Merial, as well as incremental costs in 2010 as a result of the Merger, including the recognition of a full year of amortization of intangible assets and inventory step-up. In addition, IPR&D impairment charges, the Vioxx Liability Reserve, lower equity income from affiliates and the impact of U.S. health care reform legislation also contributed to the declines in net income and EPS in 2010. The increases in net income and earnings per share in 2009 as compared with 2008 were largely driven by the MSP Partnership and Merial gains, partially offset by incremental charges associated with the Merger, including the amortization of intangible assets and inventory step-up and the recognition of merger-related costs. EPS in 2009 was also affected by the dilutive impact of shares issued in the Merger.

Non-GAAP Income and Non-GAAP EPS
Non-GAAP income and non-GAAP EPS are alternative views of the Company’s performance used by management that Merck is providing because management believes this information enhances investors’ understanding of the Company’s results. Non-GAAP income and non-GAAP EPS exclude certain items because of the nature of these items and the impact that they have on the analysis of underlying business performance and trends. The excluded items consist of certain purchase accounting items related to the Merger, restructuring activities, merger-related costs, and certain other items. These excluded items are significant components in understanding and assessing financial performance. Therefore, the information on non- GAAP income and non-GAAP EPS should be considered in addition to, but not in lieu of, net income and EPS prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Additionally, since non-GAAP income and non-GAAP EPS are not measures determined in accordance with GAAP, they have no standardized meaning prescribed by GAAP and, therefore, may not be comparable to the calculation of similar measures of other companies.

Non-GAAP income and non-GAAP EPS are important internal measures for the Company. Senior management receives a monthly analysis of operating results that includes non-GAAP income and non-GAAP EPS and the performance of the Company is measured on this basis along with other performance metrics. Senior management’s annual compensation is derived in part using non-GAAP income and non-GAAP EPS.

A reconciliation between GAAP financial measures and non-GAAP financial measures is as follows:

($ in millions)	2010	2009	2008

Pretax income as reported under GAAP	$1,653	$15,290	$9,931
Increase (decrease) for excluded items:
Purchase accounting adjustments	9,007	2,286	—
Restructuring costs	1,986	1,981	1,284
Merger-related costs	396	544	—
Other items:
Vioxx Liability Reserve	950	—	—
Gain on AstraZeneca asset option exercise	(443)	—	—
Gain related to the MSP Partnership	—	(7,530)	—
Gain on Merial divestiture	—	(3,163)	—
Gain on distribution from AZLP	—	—	(2,223)

	13,549	9,408	8,992

Taxes on income as reported under GAAP	671	2,268	1,999
Estimated tax benefit (expense) on excluded items	1,798	(390)	(472)
Tax benefit from foreign entity tax rate changes	391	—	—
Tax charge related to U.S. health care reform legislation	(147)	—	—

Non-GAAP taxes on income	2,713	1,878	1,527

Non-GAAP net income	$10,836	$7,530	$7,465

	2010	2009	2008

EPS assuming dilution as reported under GAAP	$0.28	$5.65	$3.63
EPS difference(1)	3.14	(2.40)	(0.21)

Non-GAAP EPS assuming dilution	$3.42	$3.25	$3.42

(1)	Represents the difference between calculated GAAP EPS and calculated non-GAAP EPS, which may be different than the amount calculated by dividing the impact of the excluded items by the weighted average shares.

Purchase Accounting Adjustments
Non-GAAP income and non-GAAP EPS exclude the ongoing impact of certain amounts recorded in connection with the Merger. These amounts include the amortization of intangible assets and inventory step-up, as well as IPR&D impairment charges (see “Research and Development” below).

Restructuring Costs
Non-GAAP income and non-GAAP EPS exclude costs related to restructuring actions, including restructuring activities related to the Merger (see Note 4 to the consolidated financial statements). These amounts include employee separation costs and accelerated depreciation associated with facilities to be closed or divested. Accelerated depreciation costs represent the difference between the depreciation expense to be recognized over the revised useful life of the site, based upon the anticipated date the site will be closed or divested, and depreciation expense as determined utilizing the useful life prior to the restructuring actions. The Company has undertaken restructurings of different types during the covered periods and therefore these charges should not be considered non-recurring; however, management excludes these amounts from non-GAAP income and non-GAAP EPS because it believes it is helpful for understanding the performance of the continuing business.

Merger-Related Costs
Non-GAAP income and non-GAAP EPS exclude transaction costs associated directly with the Merger, as well as integration costs. These costs are excluded because management believes that these costs are unique to the

Merger transaction and are not representative of ongoing normal business activities. Integration costs associated with the Merger will occur over several years; however, the impacts within each year will vary as the integration progresses. These costs include costs associated with the potential formation of an animal health joint venture with sanofi-aventis.

Certain Other Items
Non-GAAP income and non-GAAP EPS exclude certain other items. These items represent substantive, unusual items that are evaluated on an individual basis. Such evaluation considers both the quantitative and the qualitative aspect of their unusual nature and generally represent items that, either as a result of their nature or magnitude, management would not anticipate that they would occur as part of the Company’s normal business on a regular basis. Certain other items include the Vioxx Liability Reserve, the gain recognized upon AstraZeneca’s asset option exercise, the gain on recognizing Merck’s previously held equity interest in the MSP Partnership at fair value as a result of obtaining a controlling interest in the Merger, the gain on the divestiture of Old Merck’s interest in Merial and the gain on a distribution from AZLP.

Research and Development

A chart reflecting the Company’s current research pipeline as of February 16, 2011 is set forth in Item 1. “Business — Research and Development” above.

Research and Development Update
In connection with the Merger, during 2009, the Company began assessing its pipeline to identify the most promising, high-potential compounds for development. The full prioritization process was completed during 2010.

The Company currently has a number of candidates under regulatory review in the United States and internationally.

Boceprevir is an investigational oral hepatitis C virus protease inhibitor currently under development. Full data results for two pivotal late-stage studies for boceprevir were presented in November 2010 at the annual meeting of the American Association for the Study of Liver Disease which showed that boceprevir demonstrated significantly higher sustained virologic response rates in adult patients who previously failed treatment and in adult patients who were new to treatment for chronic hepatitis C virus genotype 1 compared to control, the primary objective of the studies. Based on these data, regulatory applications for boceprevir were submitted in 2010 and have been accepted for expedited review in both the United States and the EU.

MK-0431A XR, the Company’s investigational extended-release formulation of Janumet, was accepted for standard review by the FDA in 2010. The Company is also moving forward as planned with regulatory filings in countries outside the United States. The extended-release formulation of Janumet is an investigational treatment for type 2 diabetes that combines sitagliptin, which is the active component of Januvia, with metformin extended release, a commonly-prescribed medication for type 2 diabetes, into a single tablet. This formulation is designed to provide a new treatment option for health care providers and patients who need two or more oral agents to help control their blood sugar with the convenience of once daily dosing.

SCH 900121, NOMAC/E2, is an oral contraceptive that combines a selective progestin with 17-beta estradiol, an estrogen that is identical to the one naturally present in a women’s body. The drug is currently under review in the EU. It is also in Phase III development for the U.S. market.

MK-3009, Cubicin daptomycin for injection, is currently under review in Japan. As previously disclosed, in 2007, Cubist Pharmaceuticals, Inc. (“Cubist”) entered into a license agreement with Old Merck for the development and commercialization of Cubicin, for the treatment of staph infection, in Japan where the Company has the commercial rights to the drug candidate. Merck will develop and commercialize Cubicin through its wholly-owned subsidiary in Japan. Cubist commercializes Cubicin in the United States.

MK-0431D is a combination of Januvia and Zocor for the treatment of diabetes and dyslipidemia which was accepted for standard review by the FDA in 2011.

In addition to the candidates under regulatory review, the Company has 19 drug candidates in Phase III development.

Vorapaxar is a thrombin receptor antagonist or antiplatelet protease activated receptor-1 inhibitor being studied for the prevention and treatment of thrombosis. Merck was studying vorapaxar in two major clinical endpoint trials to evaluate the investigational medicine for the prevention of cardiac events: TRACER, a study in patients with acute coronary syndrome which has ended, and TRA-2P (also known as TIMI 50), a study in patients with prior heart attack, stroke and peripheral artery disease which is continuing in large part. Both studies were designed as event-driven trials in which patients were planned to be followed for a minimum of one year, and both had completed enrollment. In January 2011, Merck announced that the combined DSMB for the two studies had reviewed the available safety and efficacy data, and made recommendations for study changes to the chairpersons of the steering committees for the two studies. The study chairpersons agreed to implement these changes, and as a result: in the TRACER study, patients were to discontinue study drug and investigators were to begin to close out the study in a timely and orderly fashion. In the TRA-2P study, study drug was continued in patients who had experienced a previous heart attack or peripheral arterial disease (approximately 75% of the patients enrolled in the study), and was immediately discontinued in patients who experienced a stroke prior to entry into the study or during the course of the study. Merck subsequently announced that the chairman of the TRA-2P study reported to investigators that the DSMB had communicated that based on all of the data (safety and efficacy) available to them from both trials, they recommended that subjects with a history of stroke not receive vorapaxar. The DSMB had observed an increase in intracranial hemorrhage in patients with a history of stroke that is not outweighed by their considerations of potential benefit.

Merck plans to update its projections for regulatory filings for vorapaxar once the Company has received the efficacy and safety data from TRACER and can determine an updated completion date for TRA-2P. TRACER has accumulated the pre-defined number of primary and major secondary endpoints, although not all patients will continue to receive study drug through the pre-specified one-year follow up. Merck continues to expect that the efficacy and safety data from TRACER will become available later in 2011 and will be submitted for presentation at appropriate medical meetings.

As a result of these developments, the Company concluded there was a 2010 impairment triggering event related to the vorapaxar intangible asset. Although there is a great deal of information related to these developments that remains unknown to the Company, utilizing market participant assumptions and considering several different scenarios, the Company concluded that its best estimate of the current fair value of the intangible asset related to vorapaxar was $350 million, which resulted in the recognition of an impairment charge of $1.7 billion during 2010. The Company will continue to monitor the remaining asset value for further impairment.

MK-8669, ridaforolimus, is a novel mTOR (mammalian target of rapamycin) inhibitor being evaluated for the treatment of cancer. Merck is currently developing ridaforolimus in multiple cancer indications under an exclusive license and collaboration agreement with ARIAD. In January 2011, ARIAD announced top-line data showing that ridaforolimus met the primary endpoint of improved progression-free survival compared to placebo in the Phase III SUCCEED trial conducted in patients with metastatic soft tissue or bone sarcomas who previously had a favorable response to chemotherapy. Complete findings from the SUCCEED trial will be submitted for presentation at an upcoming medical meeting in 2011. This trial remains active, and study participants continue to be followed to gather additional data on secondary endpoints, including overall survival and the safety profile of ridaforolimus. Merck currently plans to file an NDA with the FDA for oral ridaforolimus in 2011, subject to final collection and analysis of all available data from the trial.

MK-2452, Saflutan (tafluprost), is a preservative free, synthetic analogue of the prostaglandin F2α for the reduction of elevated intraocular pressure in appropriate patients with primary open-angle glaucoma and ocular hypertension. In April 2009, Old Merck and Santen Pharmaceutical Co., Ltd. announced a worldwide licensing agreement for tafluprost. The Company continues to anticipate filing an NDA with the FDA for Saflutan in 2011.

As previously disclosed, Old Merck submitted for filing an NDA with the FDA for MK-0653C, ezetimibe combined with atorvastatin, which is an investigational medication for the treatment of dyslipidemia, and the FDA refused to file the application in 2009. The FDA has identified additional manufacturing and stability data that are needed; the Company anticipates filing an NDA in 2011.

As previously disclosed, in 2009, Old Merck announced it was delaying the filing of the U.S. application for MK-0974, telcagepant, the Company’s investigational calcitonin gene-related peptide (“CGRP”)-receptor antagonist for the acute treatment of migraine. The decision was based on findings from a Phase IIa exploratory study in which a small number of patients taking telcagepant twice daily for three months for the prevention of migraine were found to have marked elevations in liver transaminases. The daily dosing regimen in the prevention study was different than the dosing regimen used in Phase III studies in which telcagepant was intermittently administered in one or two doses to treat individual migraine attacks as they occurred. Following meetings with regulatory agencies at the end of 2009, Merck is conducting an additional safety study as part of the overall Phase III program for telcagepant. The Company continues to anticipate filing an NDA with the FDA in 2011.

SCH 900616, Bridion (sugammadex), is a medication designed to rapidly reverse the effects of certain muscle relaxants used as part of general anesthesia to ensure patients remain immobile during surgical procedures. Bridion has received regulatory approval in the EU, Australia, New Zealand, Japan, and a number of other markets. Prior to the Merger, Schering-Plough received a complete response letter from the FDA for Bridion. Following further communication from the FDA, the Company is assessing the agency’s feedback in order to determine a new timetable for response.

SCH 697243 is an investigational allergy immunotherapy sublingual tablet (“AIT”) for grass pollen allergy for which the Company has North American rights. In March 2010, data from a Phase III study in children and adolescents (ages 5-17 years) with grass pollen allergic rhinoconjunctivitis were presented at the American Academy of Allergy, Asthma & Immunology Annual Meeting. Allergic rhinoconjunctivitis, or runny nose and itchy, watery eyes due to allergies, is a common condition in children and adolescents. AIT is a dissolvable oral tablet that is designed to prevent allergy symptoms by inducing a protective immune response against allergies, thereby treating the underlying cause of the disease. Merck is investigating AIT for the treatment of grass pollen allergic rhinoconjunctivitis in both children and adults. The anticipated U.S. filing date for SCH 697243 is under assessment.

SCH 039641, an AIT for ragweed allergy, is also in Phase III development for the North American market. The anticipated filing date for SCH 039641 is under assessment.

SCH 418131, Zenhale, is a fixed dose combination of two previously approved drugs for the treatment of asthma: mometasone furoate and formoterol fumarate dehydrate. In November 2010, the Company advised the European Medicines Agency (“EMA”) that it was withdrawing the application for marketing authorization for Zenhale, which has been approved for use in asthma patients 12 years of age and older in the United States as Dulera Inhalation Aerosol. The Company decided to withdraw the application for Zenhale to address questions outstanding between the Company and the Committee for Medicinal Products for Human Use of the EMA. The Company expects to resubmit the application in the future.

MK-0431C, a candidate currently in Phase III clinical development, combines Januvia with pioglitazone, another type 2 diabetes therapy. The Company expects it will file an NDA for MK-0431C with the FDA in 2012.

MK-0822, odanacatib, is an oral, once-weekly investigational treatment for osteoporosis in post-menopausal women. Osteoporosis is a disease which reduces bone density and strength and results in an increased risk of bone fractures. Odanacatib is a cathepsin K inhibitor that selectively inhibits the cathepsin K enzyme. Cathepsin K is known to play a central role in the function of osteoclasts, which are cells that break down existing bone tissue, particularly the protein components of bone. Inhibition of cathepsin K is a novel approach to the treatment of osteoporosis. Four-year data on odanacatib were presented in October 2010 at the American Society for Bone and Mineral Research annual meeting. Clinical and preclinical studies continue to provide data on the potential of odanacatib to increase bone density, cortical thickness and bone strength when treating osteoporosis. The Company continues to anticipate filing an NDA with the FDA in 2012.

V503 is a nine-valent HPV vaccine in development to expand protection against cancer-causing HPV types. The Phase III clinical program is underway and Merck anticipates filing a Biologics License Application (“BLA”) with the FDA in 2012.

MK-0524A is a drug candidate that combines extended-release niacin and a novel flushing inhibitor, laropiprant. MK-0524A has demonstrated the ability to lower LDL-cholesterol (“LDL-C” or “bad” cholesterol), raise HDL-cholesterol (“HDL-C” or “good” cholesterol) and lower triglycerides with significantly less flushing than traditional extended release niacin alone. High LDL-C, low HDL-C and elevated triglycerides are risk factors associated with heart attacks and strokes. In April 2008, Old Merck received a non-approvable action letter from the FDA in response to its NDA for MK-0524A. At a meeting to discuss the letter, the FDA stated that additional efficacy and safety data were required and suggested that Old Merck wait for the results of the Treatment of HDL to Reduce the Incidence of Vascular Events (“HPS2-THRIVE”) cardiovascular outcomes study, which is expected to be completed in 2012. The Company anticipates filing an NDA with the FDA for MK-0524A in 2012. MK-0524A has been approved in more than 55 countries outside the United States for the treatment of dyslipidemia, particularly in patients with combined mixed dyslipidemia (characterized by elevated levels of LDL-C and triglycerides and low HDL-C) and in patients with primary hypercholesterolemia (heterozygous familial and non-familial) and is marketed as Tredaptive (or as Cordaptive in certain countries). Tredaptive should be used in patients in combination with statins, when the cholesterol lowering effects of statin monotherapy is inadequate. Tredaptive can be used as monotherapy only in patients in whom statins are considered inappropriate or not tolerated.

MK-0524B is a drug candidate that combines the novel approach to raising HDL-C and lowering triglycerides from extended-release niacin combined with laropiprant with the proven benefits of simvastatin in one combination product. Merck will not seek approval for MK-0524B in the United States until it files its complete response relating to MK-0524A.

MK-4305 is an investigational dual orexin receptor antagonist, a potential new approach to the treatment of chronic insomnia, currently in Phase III development. In June 2010, clinical results from a Phase IIb study were presented at the Annual Meeting of the Associated Professional Sleep Societies which showed MK-4305 was significantly more effective than placebo in improving overall sleep efficiency at night one and at the end of week four in patients with primary insomnia. MK-4305 was generally well-tolerated in the study. Orexins are neuropeptides (chemical messengers) that are released by specialized neurons in the hypothalamus region of the brain and are believed to be an important regulator of the brain’s sleep-wake process. Phase III trials studying the efficacy and safety of MK-4305 in elderly and non-elderly insomnia patients are ongoing. Merck anticipates filing regulatory applications for MK-4305 in 2012.

SCH 900962, Elonva, corifollitropin alpha injection, which has been approved in the EU for controlled ovarian stimulation in combination with a GnRH antagonist for the development of multiple follicles in women participating in an assisted reproductive technology program, is currently in Phase III development in the United States. The Company continues to anticipate filing an NDA with the FDA in 2012.

SCH 420814, preladenant, is a selective adenosine 2a receptor antagonist in Phase III development for treatment of Parkinson’s disease. The Company continues to anticipate filing an NDA with the FDA beyond 2012.

V212 is an inactivated varicella-zoster virus vaccine in Phase III development for prevention of herpes zoster. The Company anticipates filing an NDA with the FDA beyond 2012.

MK-0859, anacetrapib, is an investigational inhibitor of the cholesteryl ester transfer protein (“CETP”) that is being investigated in lipid management to raise HDL-C and reduce LDL-C. In November 2010, researchers presented results from the Phase III DEFINE (Determining the EFficacy and Tolerability of CETP INhibition with AnacEtrapib) study with anacetrapib at the American Heart Association Scientific Sessions. In the trial of 1,623 patients with coronary heart disease (“CHD”) or CHD risk equivalents, anacetrapib showed no significant differences from placebo in the primary safety measures studied. There were no significant differences in mean changes in blood pressure between the anacetrapib and placebo treatment groups, nor were there any significant differences in serum electrolytes or aldosterone levels. During the 76-week treatment phase, the pre-specified adjudicated cardiovascular endpoint (defined as cardiovascular death, myocardial infarction, unstable angina or stroke) occurred in 16 anacetrapib-treated patients (2.0%) compared with 21 placebo-treated patients (2.6%). At 24 weeks, anacetrapib decreased LDL-C by 40% and increased HDL-C by 138% in patients already treated with a statin and at guideline-recommended LDL-C goal. Based on these results, the Company intends to move forward and study anacetrapib in a large cardiovascular clinical outcomes trial. The Company anticipates filing an NDA with the FDA beyond 2015.

The Company maintains a number of long-term exploratory and fundamental research programs in biology and chemistry as well as research programs directed toward product development. The Company’s research and development model is designed to increase productivity and improve the probability of success by prioritizing the Company’s research and development resources on disease areas of unmet medical needs, scientific opportunity and commercial opportunity. Merck is managing its research and development portfolio across diverse approaches to discovery and development by balancing investments appropriately on novel, innovative targets with the potential to have a major impact on human health, on developing best-in-class approaches, and on delivering maximum value of its new medicines and vaccines through new indications and new formulations. Another important component of the Company’s science-based diversification is based on expanding the Company’s portfolio of modalities to include not only small molecules and vaccines, but also biologics (peptides, small proteins, antibodies) and RNAi. Further, Merck has moved to diversify its portfolio through its Merck BioVentures division, which has the potential to harness the market opportunity presented by biological medicine patent expiries by delivering high quality follow-on biologic products to enhance access for patients worldwide. The Company will continue to pursue appropriate external licensing opportunities.

The integration efforts for research and development continue to focus on integrating the research operations of the legacy companies, including providing an effective transition for employees, realizing projected merger synergies in the form of cost savings and revenue growth opportunities, and maintaining momentum in the Company’s late-stage pipeline. Overall, the Company’s global operating model will align franchise and function as well as align resources with disease area priorities and balance capacity across discovery phases and allow the Company to act upon those programs with the highest probability of success. Additionally, across all disease area priorities, the Company’s strategy is designed to expand access to worldwide external science and incorporate external research as a key component of the Company’s early discovery pipeline in order to translate basic research productivity into late-stage clinical success.

The Company’s clinical pipeline includes candidates in multiple disease areas, including atherosclerosis, cancer, cardiovascular diseases, diabetes, infectious diseases, inflammatory/autoimmune diseases, insomnia, migraine, neurodegenerative diseases, ophthalmics, osteoporosis, psychiatric diseases, respiratory diseases and women’s health. The Company supplements its internal research with an aggressive licensing and external alliance strategy focused on the entire spectrum of collaborations from early research to late-stage compounds, as well as new technologies.

In-Process Research and Development
In connection with the Merger, the Company recorded the fair value of human and animal health research projects that were underway at Schering-Plough and the MSP Partnership. The fair value of projects allocated to the Pharmaceutical and Animal Health operating segments was $5.3 billion and $1.3 billion, respectively.

The fair values of identifiable intangible assets related to IPR&D were determined by using an income approach, through which fair value is estimated based on each asset’s probability adjusted future net cash flows, which reflect the different stages of development of each product and the associated probability of successful completion. The net cash flows are then discounted to present value using discount rates which ranged from 12% to 15%. Actual cash flows are likely to be different than those assumed.

Some of the more significant projects include boceprevir, Bridion and vorapaxar, as well as an ezetimibe/atorvastatin combination product. These projects are discussed in further detail above. As noted above, the Company filed an NDA with the FDA in 2010 for boceprevir and anticipates filing an NDA for the ezetimibe/atorvastatin combination product with the FDA in 2011.

The Company determined that the developments in the clinical research program for vorapaxar discussed above constituted a triggering event that required the Company to evaluate the vorapaxar intangible asset for impairment. Although there is a great deal of information related to these developments that remains unknown to the Company, utilizing market participant assumptions, and considering several different scenarios, the Company concluded that its best estimate of the current fair value of the intangible asset related to vorapaxar was $350 million, which resulted in the recognition of an impairment charge of $1.7 billion during 2010. The Company will continue to monitor the remaining asset value for impairment. The Company anticipates the results from the TRACER clinical trial will be available later in 2011. Also during 2010, the Company recorded an additional $763 million of IPR&D impairment charges attributable to compounds that were abandoned and determined to have either no alternative use or were returned to the respective licensor, as well as from expected delays in the launch timing or changes in the cash flow assumptions for certain compounds.

The Company has also recognized intangible assets for the fair value of research projects underway in connection with the SmartCells, Inc. (“SmartCells”) acquisition during 2010 and the Insmed, Inc. acquisition in 2009 (see Note 4 to the consolidated financial statements).

All of the IPR&D projects that remain in development are subject to the inherent risks and uncertainties in drug development and it is possible that the Company will not be able to successfully develop and complete the IPR&D programs and profitably commercialize the underlying product candidates. The time periods to receive approvals from the FDA and other regulatory agencies are subject to uncertainty. Significant delays in the approval process, or the Company’s failure to obtain approval at all, would delay or prevent the Company from realizing revenues from these products. Additionally, if certain of the IPR&D programs fail or are abandoned during development, then the Company will not realize the future cash flows it has estimated and recorded as IPR&D as of the merger or acquisition date, and the Company may also not recover the research and development expenditures made since the Merger to further develop such program. If such circumstances were to occur, the Company’s future operating results could be adversely affected and the Company may recognize impairment charges and such charges could be material.

Additional research and development will be required before any of the programs reach technological feasibility. The costs to complete the research projects will depend on whether the projects are brought to their final stages of development and are ultimately submitted to the FDA or other regulatory agencies for approval. As of December 31, 2010, the estimated costs to complete projects acquired in connection with the Merger in Phase III development for human health and the analogous stage of development for animal health were approximately $1.9 billion.

Acquisitions, Research Collaborations and License Agreements
Merck continues to remain focused on augmenting its internal efforts by capitalizing on growth opportunities that will drive both near- and long-term growth. During 2010, the Company completed transactions across a broad range of therapeutic categories, including early-stage technology transactions. Merck is actively monitoring the landscape for growth opportunities that meet the Company’s strategic criteria. Highlights from these activities include:

In December 2010, the Company acquired all of the outstanding stock of SmartCells, a private company developing a glucose responsive insulin formulation for the treatment of diabetes mellitus. The total purchase consideration, which the Company determined had a fair value at the acquisition date of $138 million, included an upfront cash payment, contingent consideration consisting of future clinical development and regulatory milestones, as well as contingent consideration on future sales of products resulting from the acquisition. The transaction was accounted for under the acquisition method of accounting; accordingly, the assets and liabilities were recorded at their respective fair values on the acquisition date. The determination of fair value requires management to make significant estimates and assumptions. In connection with the acquisition, substantially all of the preliminary purchase price was allocated to IPR&D; the remaining net assets acquired were not significant. The fair value of the contingent consideration was determined by utilizing a probability weighted estimated cash flow stream adjusted for the expected timing of each payment. Subsequent to the acquisition date, on a quarterly basis, the contingent consideration liability will be remeasured at current fair value with changes recorded in earnings. The results of operations of SmartCells have been included in the Company’s results of operations from the date of acquisition and were not significant. Certain estimated values are not yet finalized and may be subject to change. The Company expects to finalize these amounts as soon as possible, but no later than one year from the acquisition date.

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

In May 2010, Merck announced that it had restructured its co-development and co-commercialization agreement with ARIAD for ridaforolimus (MK-8669), an investigational orally available mTOR inhibitor currently being evaluated for the treatment of multiple cancer types, to an exclusive license agreement. Under the restructured agreement, Merck has acquired full control of the development and worldwide commercialization of ridaforolimus. ARIAD received a $50 million upfront fee, which the Company recorded as research and development expense in 2010, and is eligible to receive milestone payments associated with regulatory filings and approvals of ridaforolimus in multiple cancer indications and achievement of significant sales thresholds. In lieu of the profit split on U.S. sales provided for in the previous agreement, ARIAD will now receive royalties on global net sales of ridaforolimus, and all sales will be recorded by Merck. Merck has assumed responsibility for all activities and has acquired decision rights on matters relating to the development, manufacturing and commercialization of ridaforolimus. The Investigational New Drug Application has been transferred to Merck, and Merck will file the marketing application worldwide for any oncology indications and lead all interactions with regulatory agencies. The agreement is terminable by Merck upon nine months notice, or immediately upon a good faith determination of a serious safety issue. The agreement is terminable by either party as a result of insolvency by the other party or an uncured material breach by the other party or by ARIAD for a failure by Merck to perform certain product development responsibilities.

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

While maintaining a 1% limited partner interest in AZLP, Merck has consent and protective rights intended to preserve its business and economic interests, including restrictions on the power of the general partner to make certain distributions or dispositions. Furthermore, in limited events of default, additional rights will be granted to the Company, including powers to direct the actions of, or remove and replace, the Partnership’s chief executive officer and chief financial officer. Merck earns ongoing revenue based on sales of KBI products and such revenue was $1.3 billion, $1.4 billion and $1.6 billion in 2010, 2009 and 2008, respectively, primarily relating to sales of Nexium, as well as Prilosec. In addition, Merck earns certain Partnership returns which are recorded in Equity income from affiliates. Such returns include a priority return provided for in the Partnership Agreement, variable returns based, in part, upon sales of certain former Astra USA, Inc. products, and a preferential return representing Merck’s share of undistributed AZLP GAAP earnings. These returns aggregated $546 million, $674 million and $598 million in 2010, 2009 and 2008, respectively.

The AstraZeneca merger constituted a Trigger Event under the KBI restructuring agreements, which resulted in the partial redemption in 2008 of Old Merck’s interest in certain AZLP product rights. Upon this redemption, Old Merck received $4.3 billion from AZLP. This amount was based primarily on a multiple of Old Merck’s average annual variable returns derived from sales of the former Astra USA, Inc. products for the three years prior to the redemption (the “Limited Partner Share of Agreed Value”). Old Merck recorded a $1.5 billion pretax gain on the partial redemption in 2008. The partial redemption of Old Merck’s interest in the product rights did not result in a change in Old Merck’s 1% limited partnership interest.

As a result of the AstraZeneca merger, in exchange for Old Merck’s relinquishment of rights to future Astra products with no existing or pending U.S. patents at the time of the merger, Astra paid $967 million (the “Advance Payment”). The Advance Payment was deferred as it remained subject to a true-up calculation (the “True-Up Amount”) that was directly dependent on the fair market value in March 2008 of the Astra product rights retained by Old Merck. The calculated True-Up Amount of $243 million was returned to AZLP in 2008 and Old Merck recognized a pretax gain of $724 million related to the residual Advance Payment balance.

Under the provisions of the KBI restructuring agreements, because a Trigger Event has occurred, the sum of the Limited Partner Share of Agreed Value, the Appraised Value (as discussed below) and the True-Up Amount was guaranteed to be a minimum of $4.7 billion. Distribution of the Limited Partner Share of Agreed Value less payment of the True-Up Amount resulted in cash receipts to Old Merck of $4.0 billion and an aggregate pretax gain of $2.2 billion which was included in Other (income) expense, net in 2008. Also, in March 2008, the $1.38 billion outstanding loan from Astra plus interest through the redemption date was settled. As a result of these transactions, Old Merck received net proceeds from AZLP of $2.6 billion in 2008.

In conjunction with the 1998 restructuring discussed above, Astra purchased an option (the “Asset Option”) for a payment of $443 million, which was recorded as deferred income, to buy Old Merck’s interest in the KBI products, excluding the gastrointestinal medicines Nexium and Prilosec (the “Non-PPI Products”). In April 2010, AstraZeneca exercised the Asset Option. Merck received $647 million from AstraZeneca representing the net present value as of March 31, 2008 of projected future pretax revenue to be received by Old Merck from the Non-PPI Products (the “Appraised Value”), which was recorded as a reduction to the Company’s investment in AZLP. The Company recognized the $443 million of deferred income in 2010 as a component of Other (income) expense, net. In addition, in 1998, Old Merck granted Astra an option (the “Shares Option”) to buy Old Merck’s common stock interest in KBI and, therefore, Old Merck’s interest in Nexium and Prilosec, exercisable in 2012. The exercise price for the Shares Option will be based on the net present value of estimated future net sales of Nexium and Prilosec as determined at the time of exercise, subject to certain true-up mechanisms. The Company believes that it is likely that AstraZeneca will exercise the Shares Option.

Merck/Schering-Plough Partnership
In 2000, Old Merck and Schering-Plough (collectively, the “Partners”) entered into an agreement to create an equally-owned partnership to develop and market in the United States new prescription medicines for cholesterol management. In 2002, ezetimibe, the first in a new class of cholesterol-lowering agents, was launched in the United States as Zetia (marketed as Ezetrol outside the United States). In 2004, a combination product containing the active ingredients of both Zetia and Zocor was approved in the United States as Vytorin (marketed as Inegy outside of the United States). The cholesterol agreements provided for the sharing of operating income generated by the MSP Partnership based upon percentages that varied by product, sales level and country. Operating income included expenses that the Partners contractually agreed to share. Expenses incurred in support of the MSP Partnership but not shared between the Partners were not included in Equity income from affiliates; however, these costs were reflected in the overall results of the Partners.

Sales of joint venture products were as follows(1):

	2009
($ in millions)	Pre-Merger	Post-Merger	Total	2008

Vytorin	$1,689	$371	$2,060	$2,360
Zetia	1,698	370	2,068	2,201

	$3,387	$741	$4,128	$4,561

(1)	Amounts exclude sales of these products by the Partners outside of the MSP Partnership.

The results from Old Merck’s interest in the MSP Partnership prior to the Merger are reflected in Equity income from affiliates and were $1.2 billion in 2009 and $1.5 billion in 2008. As a result of the Merger, the MSP Partnership is wholly-owned by the Company. Activity resulting from the sale of MSP Partnership products after the Merger has been consolidated with Merck’s results. For a discussion of the performance of these products in 2010, see “Sales” above.

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

On September 17, 2009, Old Merck sold its 50% interest in Merial to sanofi-aventis for $4.0 billion in cash. The sale resulted in the recognition of a $3.2 billion pretax gain in 2009 reflected in Other income (expense), net.

In connection with the sale of Merial, Old Merck, sanofi-aventis and Schering-Plough signed a call option agreement, which provided sanofi-aventis with an option to require the Company to combine its Intervet/Schering-Plough Animal Health business with Merial to form an animal health joint venture that would be owned equally by the Company and sanofi-aventis. In March 2010, sanofi-aventis exercised its option. As part of the call option agreement, the value of Merial has been fixed at $8.0 billion. The minimum total value to be received by the Company for contributing Intervet/Schering-Plough to the combined entity would be $9.25 billion (subject to customary transaction adjustments), consisting of a floor valuation of Intervet/Schering-Plough which is fixed at a minimum of $8.5 billion (which was subject to potential upward revision based on a valuation exercise by the two parties) and an additional payment by sanofi-aventis of $750 million. Upon completion of the valuation exercise, the parties agreed that a future payment of $250 million would be made by sanofi-aventis to the Company in addition to the $750 million payment referred to above. All payments, including adjustments for debt and certain other liabilities, will be made upon closing of the transaction. The formation of this new animal health joint venture with sanofi-aventis is subject to execution of final agreements, regulatory review in the United States, Europe and other countries and other customary closing conditions. On March 30, 2010, the parties signed the contribution agreement which obligates them, subject to regulatory approval, to form the joint venture. The Company expects the transaction to close in the third quarter of 2011. The Company’s agreement with sanofi-aventis provides that if the transaction has not been consummated by March 30, 2011 either party may terminate the proposed joint venture without paying a break-up fee or other penalty.

Sales of joint venture products were as follows:

($ in millions)	2009(1)	2008

Fipronil products	$784	$1,053
Biological products	525	790
Avermectin products	341	512
Other products	200	288

	$1,850	$2,643

(1)	Amounts for 2009 include sales until the September 17, 2009 divestiture date.

Sanofi Pasteur MSD
In 1994, Old Merck and Pasteur Mérieux Connaught (now Sanofi Pasteur S.A.) established an equally-owned joint venture to market vaccines in Europe and to collaborate in the development of combination vaccines for distribution in Europe.

Sales of joint venture products were as follows:

($ in millions)	2010	2009	2008

Gardasil	$350	$549	$865
Influenza vaccines	220	249	230
Other viral vaccines	93	112	105
RotaTeq	42	42	28
Hepatitis vaccines	25	44	73
Other vaccines	487	593	584

	$1,217	$1,589	$1,885

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

Sales of joint venture products were as follows:

($ in millions)	2010	2009	2008

Gastrointestinal products	$128	$202	$211
Other products	1	1	1

	$129	$203	$212

Capital Expenditures

Capital expenditures were $1.7 billion in 2010, $1.5 billion in 2009 and $1.3 billion in 2008. Expenditures in the United States were $990 million in 2010, $982 million in 2009 and $947 million in 2008. Capital expenditures for 2011 are estimated to be $1.9 billion.

Depreciation expense was $2.6 billion in 2010, $1.7 billion in 2009 and $1.4 billion in 2008 of which $1.7 billion, $1.0 billion and $1.0 billion, respectively, applied to locations in the United States. Total depreciation expense in 2010, 2009 and 2008 included accelerated depreciation of $849 million, $348 million and $217 million, respectively, associated with restructuring activities (see Note 4 to the consolidated financial statements).

Analysis of Liquidity and Capital Resources

Merck’s strong financial profile enables it to fully fund research and development, focus on external alliances, support in-line products and maximize upcoming launches while providing significant cash returns to shareholders.

Selected Data

($ in millions)	2010	2009	2008

Working capital	$13,423	$12,791	$4,794
Total debt to total liabilities and equity	16.9%	15.6%	13.2%
Cash provided by operations to total debt	0.6:1	0.2:1	1.1:1

Cash provided by operating activities was $10.8 billion in 2010, $3.4 billion in 2009 and $6.6 billion in 2008. The increase in cash provided by operating activities in 2010 as compared with 2009 primarily reflects the inclusion of a full year of legacy Schering-Plough operations, as well as $4.1 billion of payments in 2009 into the Vioxx settlement funds and a $660 million payment in 2009 made in connection with the previously disclosed settlement with the Canada Revenue Agency (“CRA”). Cash provided by operating activities in 2008 reflects $2.1 billion received in connection with a partial redemption of Old Merck’s partnership interest in AZLP, representing a distribution of Old Merck’s accumulated earnings on its investment in AZLP since inception. Cash provided by operating activities in 2008 was also affected by a $675 million payment made in connection with the previously disclosed resolution of investigations of civil claims by federal and state authorities relating to certain past marketing and selling activities and $750 million of payments into the Vioxx settlement funds. Cash provided by operating activities continues to be the Company’s primary source of funds to finance operating needs, capital expenditures, treasury stock purchases and dividends paid to shareholders. The global economic downturn and the sovereign debt issues, among other factors, have caused foreign receivables to deteriorate in 2010 in certain European countries. While the Company continues to receive payment on these receivables, these conditions may continue to result in an increase in the average length of time it takes to collect on the accounts receivable outstanding which can impact cash provided by operating activities.

Cash used in investing activities was $3.5 billion in 2010 compared with cash provided by investing activities of $3.2 billion in 2009. The change reflects lower proceeds from the sales of securities and other investments and higher purchases of securities and other investments in 2010, as well as a decrease in restricted assets, and proceeds from the disposition of Old Merck’s interest in Merial in 2009, partially offset by the use of cash in 2009 to fund the Merger and the proceeds received in 2010 related to AstraZeneca’s asset option exercise. Cash provided by investing activities was $3.2 billion in 2009 compared with cash used in investing activities of $1.8 billion in 2008. The change was primarily driven by the release of restricted cash primarily due to the release of pledged collateral for certain Vioxx-related matters, lower purchases of securities and other investments and proceeds from the 2009 disposition of Old Merck’s interest in Merial. These increases in cash used in investing activities were partially offset by the use of cash in 2009 to fund the Merger, as well as by a 2008 distribution from AZLP representing a return of Old Merck’s investment in AZLP.

Cash used in financing activities was $5.4 billion in 2010 compared with $1.6 billion in 2009 reflecting lower proceeds from the issuance of debt, purchases of treasury stock in 2010, increased dividends paid to stockholders and higher payments on debt, partially offset by an increase in short-term borrowings. Cash used in financing activities was $1.6 billion in 2009 compared with $5.5 billion in 2008 reflecting higher proceeds from the issuance of debt, no purchases of treasury stock and lower payments on debt, partially offset by a net decrease in short-term borrowings. Dividends paid to stockholders were $4.7 billion in 2010, $3.2 billion in 2009 and $3.3 billion in 2008.

At December 31, 2010, the total of worldwide cash and investments was $14.4 billion, including $12.2 billion of cash, cash equivalents and short-term investments, and $2.2 billion of long-term investments. A large portion of the cash and investments are held in foreign jurisdictions. Working capital levels are more than adequate to meet the operating requirements of the Company.

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

In addition, as previously disclosed, the CRA has proposed additional adjustments for 1999 and 2000 relating to other intercompany pricing matters. The adjustments would increase Canadian tax due by approximately $317 million (U.S. dollars) plus approximately $340 million (U.S. dollars) of interest through December 31, 2010. The Company disagrees with the positions taken by the CRA and believes they are without merit. The Company continues to contest the assessments through the CRA appeals process. The CRA is expected to prepare similar adjustments for later years. Management believes that resolution of these matters will not have a material effect on the Company’s financial position or liquidity.

In connection with the appeals process discussed above related to 1999 and 2000, Old Merck pledged cash and investments as collateral to two financial institutions, one of which provided a guarantee to the CRA and the other to the Quebec Ministry of Revenue representing a portion of the tax and interest assessed. The guarantee to the Quebec Ministry of Revenue expired in the first quarter of 2009. The collateral associated with the guarantee to the CRA totaled approximately $290 million at December 31, 2009 and was included in Deferred income taxes and other current assets and Other assets in the Consolidated Balance Sheet. During 2010, this guarantee was replaced with a guarantee that is not collateralized. Accordingly, the collateral associated with the original guarantee was released and reclassified to cash and investments.

The IRS has finalized its examination of Schering-Plough’s 2003-2006 tax years. In this audit cycle, the Company reached an agreement with the IRS on an adjustment to income related to intercompany pricing matters. This income adjustment mostly reduced NOLs and other tax credit carryforwards. Additionally, the Company is seeking resolution of one issue raised during this examination through the IRS administrative appeals process. The Company’s reserves for uncertain tax positions were adequate to cover all adjustments related to this examination period. The IRS began its examination of the 2007-2009 tax years for the Company in 2010. The IRS’s examination of Old Merck’s 2002-2005 federal income tax returns is ongoing and is expected to conclude within the next 12 months.

The Company’s contractual obligations as of December 31, 2010 are as follows:

Payments Due by Period

($ in millions)	Total	2011	2012 — 2013	2014 — 2015	Thereafter

Purchase obligations	$3,862	$2,583	$800	$404	$75
Loans payable and current portion of long-term debt	2,400	2,400	—	—	—
Long-term debt	14,832	—	1,811	4,101	8,920
Interest related to debt obligations	9,347	761	1,454	1,120	6,012
Unrecognized tax benefits(1)	903	903	—	—	—
Operating leases	879	247	329	178	125

	$32,223	$6,894	$4,394	$5,803	$15,132

(1)	As of December 31, 2010, the Company’s Consolidated Balance Sheet reflects liabilities for unrecognized tax benefits, interest and penalties of $6.2 billion, including $903 million reflected as a current liability. Due to the high degree of uncertainty regarding the timing of future cash outflows of liabilities for unrecognized tax benefits beyond one year, a reasonable estimate of the period of cash settlement for years beyond 2011 can not be made.

Purchase obligations consist primarily of goods and services that are enforceable and legally binding and include obligations for minimum inventory contracts, research and development and advertising. Amounts reflected for research and development obligations do not include contingent milestone payments. Loans payable and current portion of long-term debt also reflects $496 million of long-dated notes that are subject to repayment at the option of the holders on an annual basis. Required funding obligations for 2011 relating to the Company’s pension and other postretirement benefit plans are not expected to be material. However, the Company currently anticipates contributing approximately $800 million and $60 million, respectively, to its pension plans and other postretirement benefit plans during 2011. The table above does not reflect the $950 million Vioxx Liability Reserve recorded in connection with the anticipated resolution of the DOJ’s investigation related to Vioxx. The Company’s discussions with the government are ongoing and until they are concluded there can be no certainty about a definitive resolution or the timing of any potential payment.

In December 2010, Merck closed an underwritten public offering of $2.0 billion senior unsecured notes consisting of $850 million aggregate principal amount of 2.25% notes due 2016 and $1.15 billion aggregate principal amount of 3.875% notes due 2021. Interest on the notes is payable semi-annually. The notes of each series are redeemable in whole or in part at any time, at the Company’s option at varying redemption prices. Proceeds from the notes were used for general corporate purposes, including the reduction of short-term debt.

In December 2009, the Company filed a securities registration statement with the Securities and Exchange Commission (“SEC”) under the automatic shelf registration process available to “well-known seasoned issuers” which is effective for three years.

During 2010, the Company executed a new $2.0 billion, 364-day credit facility and terminated both Old Merck’s $1.0 billion incremental facility due to expire in November 2010 and its $1.5 billion revolving credit facility scheduled to mature in April 2013. The Company’s $2.0 billion credit facility maturing in August 2012 remains outstanding. Both outstanding facilities provide backup liquidity for the Company’s commercial paper borrowing facility and are to be used for general corporate purposes. The Company has not drawn funding from either facility.

In connection with the Merger, effective as of November 3, 2009, New Merck executed a full and unconditional guarantee of the then existing debt of Old Merck and Old Merck executed a full and unconditional guarantee of the then existing debt of New Merck (excluding commercial paper), including for payments of principal and interest. These guarantees do not extend to debt issued subsequent to the Merger.

The Company’s long-term credit ratings assigned by Moody’s Investors Service and Standard & Poor’s are Aa3 with a stable outlook and AA with a stable outlook, respectively. These ratings continue to allow access to the capital markets and flexibility in obtaining funds on competitive terms. The Company continues to maintain a conservative financial profile. The Company places its cash and investments in instruments that meet high credit quality standards, as specified in its investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issuer. Despite this strong financial profile, certain contingent events, if realized, which are discussed in Note 12 to the consolidated financial statements, could have a material adverse impact on the Company’s liquidity and capital resources. The Company does not participate in any off-balance sheet arrangements involving unconsolidated subsidiaries that provide financing or potentially expose the Company to unrecorded financial obligations.

In November 2010 and February 2011, the Board of Directors declared a quarterly dividend of $0.38 per share on the Company’s common stock for the first and second quarters of 2011, respectively.

In November 2009, the Board of Directors approved purchases over time of up to $3.0 billion of Merck’s common stock for its treasury. The Company purchased $1.6 billion of its common stock under this program during 2010. No purchases of treasury stock were made in 2009. Old Merck purchased $2.7 billion of treasury stock in 2008 under a previous program approved by Old Merck’s Board of Directors in July 2002.

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

The objective of the revenue hedging program is to reduce the potential for longer-term unfavorable changes in foreign exchange to decrease the U.S. dollar value of future cash flows derived from foreign currency denominated sales, primarily the euro and Japanese yen. To achieve this objective, the Company will partially hedge forecasted foreign currency denominated third-party and intercompany distributor entity sales that are expected to occur over its planning cycle, typically no more than three years into the future. The Company will layer in hedges over time, increasing the portion of third-party and intercompany distributor entity sales hedged as it gets closer to the expected date of the forecasted foreign currency denominated sales, such that it is probable the hedged transaction will occur. The portion of sales hedged is based on assessments of cost-benefit profiles that consider natural offsetting exposures, revenue and exchange rate volatilities and correlations, and the cost of hedging instruments. The hedged anticipated sales are a specified component of a portfolio of similarly denominated foreign currency-based sales transactions, each of which responds to the hedged risk in the same manner. The Company manages its anticipated transaction exposure principally with purchased local currency put options, which provide the Company with a right, but not an obligation, to sell foreign currencies in the future at a predetermined price. If the U.S. dollar strengthens relative to the currency of the hedged anticipated sales, total changes in the options’ cash flows offset the decline in the expected future U.S. dollar cash flows of the hedged foreign currency sales. Conversely, if the U.S. dollar weakens, the options’ value reduces to zero, but the Company benefits from the increase in the value of the anticipated foreign currency cash flows. The Company also utilizes forward contracts in its revenue hedging program. If the U.S. dollar strengthens relative to the currency of the hedged anticipated sales, the increase in the fair value of the forward contracts offsets the decrease in the expected future U.S. dollar cash flows of the hedged foreign currency sales. Conversely, if the U.S. dollar weakens, the decrease in the fair value of the forward contracts offsets the increase in the value of the anticipated foreign currency cash flows. While a weaker U.S. dollar would result in a net benefit, the market value of Merck’s hedges would have declined by an estimated $256 million and $245 million, respectively, from a uniform 10% weakening of the U.S. dollar at December 31, 2010 and 2009. The market value was determined using a foreign exchange option pricing model and holding all factors except exchange rates constant. Because Merck principally uses purchased local currency put options, a uniform weakening of the U.S. dollar would yield the largest overall potential loss in the market value of these options. The sensitivity measurement assumes that a change in one foreign currency relative to the U.S. dollar would not affect other foreign currencies relative to the U.S. dollar. Although not predictive in nature, the Company believes that a 10% threshold reflects reasonably possible near-term changes in Merck’s major foreign currency exposures relative to the U.S. dollar. The cash flows from these contracts are reported as operating activities in the Consolidated Statement of Cash Flows.

The primary objective of the balance sheet risk management program is to mitigate the exposure of foreign currency denominated net monetary assets of foreign subsidiaries where the U.S. dollar is the functional currency from the effects of volatility in foreign exchange that might occur prior to their conversion to U.S. dollars. In these instances, Merck principally utilizes forward exchange contracts, which enable the Company to buy and sell foreign currencies in the future at fixed exchange rates and economically offset the consequences of changes in foreign exchange from the monetary assets. Merck routinely enters into contracts to offset the effects of exchange on exposures denominated in developed country currencies, primarily the euro and Japanese yen. For exposures in developing country currencies, the Company will enter into forward contracts to partially offset the effects of exchange on exposures when it is deemed economical to do so based on a cost-benefit analysis that considers the magnitude of the exposure, the volatility of the exchange rate and the cost of the hedging instrument. The Company will also minimize the effect of exchange on monetary assets and liabilities by managing operating activities and net asset positions at the local level.

When applicable, the Company uses forward contracts to hedge the changes in fair value of certain foreign currency denominated available-for-sale securities attributable to fluctuations in foreign currency exchange rates. These derivative contracts are designated as fair value hedges. A sensitivity analysis to changes in the value of the U.S. dollar on foreign currency denominated derivatives, investments and monetary assets and liabilities indicated that if the U.S. dollar uniformly weakened by 10% against all currency exposures of the Company at December 31, 2010, Income before taxes would have declined by approximately $127 million in 2010. Because the Company was in a net short position relative to its major foreign currencies after consideration of forward contracts, a uniform weakening of the U.S. dollar will yield the largest overall potential net loss in earnings due to exchange. At December 31, 2009, the Company was in a net long position relative to its major foreign currencies after consideration of forward contracts, therefore a uniform 10% strengthening of the U.S. dollar would have reduced Income before taxes by $11 million. This measurement assumes that a change in one foreign currency relative to the

U.S. dollar would not affect other foreign currencies relative to the U.S. dollar. Although not predictive in nature, the Company believes that a 10% threshold reflects reasonably possible near-term changes in Merck’s major foreign currency exposures relative to the U.S. dollar. The cash flows from these contracts are reported as operating activities in the Consolidated Statement of Cash Flows.

Effective January 1, 2010, the Company was required to remeasure its local currency operations in Venezuela to U.S. dollars as the Venezuelan economy was determined to be hyperinflationary. Effective January 11, 2010, the Venezuelan government devalued its currency from at BsF 2.15 per U.S. dollar to a two-tiered official exchange rate at (1) “the essentials rate” at BsF 2.60 per U.S. dollar and (2) “the non-essentials rate” at BsF 4.30 per U.S. dollar. Throughout 2010, the Company settled transactions at the essentials rate and therefore remeasured monetary assets and liabilities utilizing the essentials rate. In December 2010, the Venezuelan government announced it would eliminate the essentials rate and effective January 1, 2011, all transactions would be settled at the official rate of at BsF 4.30 per U.S. dollar. As a result of this announcement, the Company remeasured its December 31, 2010 monetary assets and liabilities at the new official rate.

Foreign exchange risk is also managed through the use of foreign currency debt. The Company’s senior unsecured euro-denominated notes have been designated as, and are effective as, economic hedges of the net investment in a foreign operation. Accordingly, foreign currency transaction gains or losses on the euro-denominated debt instruments are included in foreign currency translation adjustment within other comprehensive income (“OCI”).

In 2010, the Company began using forward exchange contracts to hedge its net investment in foreign operations against adverse movements in exchange rates. The forward contracts are designated as hedges of the net investment in a foreign operation. The Company hedges a portion of the net investments in certain of its foreign operations and measures ineffectiveness based upon changes in spot foreign exchange rates. The effective portion of the unrealized gains or losses on these contracts is recorded in foreign currency translation adjustment within OCI and remains in OCI until either the sale or complete or substantially complete liquidation of the subsidiary. The cash flows from these contracts are reported as investing activities in the Consolidated Statement of Cash Flows.

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

At December 31, 2010, the Company was a party to 13 pay-floating, receive-fixed interest rate swap contracts designated as fair value hedges of fixed-rate notes in which the notional amounts match the amount of the hedged fixed-rate notes. There are two swaps maturing in 2011 with notional amounts of $125 million each that effectively convert the Company’s $250 million, 5.125% fixed-rate notes due 2011 to floating rate instruments and five swaps maturing in 2015 with notional amounts of $150 million each that effectively convert $750 million of the Company’s $1.0 billion, 4.0% fixed-rate notes due 2015 to floating rate instruments. In addition, there are six swaps maturing in 2016, two of which have notional amounts of $175 million each, and four of which have notional amounts of $125 million each, that effectively convert the Company’s $850 million, 2.25% fixed-rate notes due 2016 to floating rate instruments.

In February 2011, the Company entered into nine additional pay-floating, receive-fixed interest rate swap contracts designated as fair value hedges for fixed-rate notes in which the notional amounts match the amount of the hedged fixed-rate notes. There are four swaps maturing in 2015, two of which have notional amounts of $250 million each, and one of which has a notional amount of $500 million, that effectively convert the Company’s $1.0 billion, 4.75% fixed-rate notes due 2015 to floating rate instruments, and one swap which has a notional amount of $250 million, that effectively converts the remainder of the Company’s $1.0 billion, 4.0% fixed-rate notes due in 2015 to floating rate instruments. There are two swaps maturing in 2017, with notional amounts of $600 million and $400 million that effectively convert the $1.0 billion, 6.0% fixed-rate notes due in 2017 to floating rate instruments. There are three swaps maturing in 2019, two of which have notional amounts of $500 million each, and one of which has a notional amount of $250 million, that effectively convert the Company’s $1.25 billion, 5.0% fixed-rate notes due in 2019 to floating rate instruments.

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

The Company’s investment portfolio includes cash equivalents and short-term investments, the market values of which are not significantly affected by changes in interest rates. The market value of the Company’s medium- to long-term fixed-rate investments is modestly affected by changes in U.S. interest rates. Changes in medium- to long-term U.S. interest rates have a more significant impact on the market value of the Company’s fixed-rate borrowings, which generally have longer maturities. A sensitivity analysis to measure potential changes in the market value of Merck’s investments, debt and related swap contracts from a change in interest rates indicated that a one percentage point increase in interest rates at December 31, 2010 and 2009 would have positively affected the net aggregate market value of these instruments by $1.0 billion and $990 million, respectively. A one percentage point decrease at December 31, 2010 and 2009 would have negatively affected the net aggregate market value by $1.2 billion in each year. The fair value of Merck’s debt was determined using pricing models reflecting one percentage point shifts in the appropriate yield curves. The fair values of Merck’s investments were determined using a combination of pricing and duration models.

Critical Accounting Policies and Other Matters

The Company’s consolidated financial statements include certain amounts that are based on management’s best estimates and judgments. Estimates are used when accounting for amounts recorded in connection with mergers and acquisitions, including fair value determinations of assets and liabilities primarily IPR&D and other intangible assets. Additionally, estimates are used in determining such items as current fair values of goodwill, in-process research and development and other intangibles, as well as provisions for sales discounts and returns, depreciable and amortizable lives, recoverability of inventories, including those produced in preparation for product launches, amounts recorded for contingencies, environmental liabilities and other reserves, pension and other postretirement benefit plan assumptions, share-based compensation assumptions, restructuring costs, impairments of long-lived assets (including intangible assets and goodwill) and investments, and taxes on income. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. Application of the following accounting policies result in accounting estimates having the potential for the most significant impact on the financial statements.

Mergers and Acquisitions
In a business combination, the acquisition method of accounting requires that the assets acquired and liabilities assumed be recorded at the date of the merger or acquisition at their respective fair values with limited exceptions. Assets acquired and liabilities assumed in a business combination that arise from contingencies are recognized at fair value if fair value can reasonably be estimated. If the acquisition date fair value of an asset acquired or liability assumed that arises from a contingency cannot be determined, the asset or liability is recognized if probable and reasonably estimable; if these criteria are not met, no asset or liability is recognized. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Accordingly, the Company may be required to value assets at fair value measures that do not reflect the Company’s intended use of those assets. Any excess of the purchase price (consideration transferred) over the estimated fair values of net assets acquired is recorded as goodwill. Transaction costs and costs to restructure the acquired company are expensed as incurred. The operating results of the acquired business are reflected in the Company’s consolidated financial statements after the date of the merger or acquisition. If the Company determines the assets acquired do not meet the definition of a business under the acquisition method of accounting, the transaction will be accounted for as an acquisition of assets rather than a business combination, and therefore, no goodwill will be recorded. The fair value of intangible assets, including acquired IPR&D, is based on significant judgments made by management, and accordingly, for significant items, the Company typically obtains assistance from third party valuation specialists. Amounts allocated to acquired IPR&D are capitalized and accounted for as indefinite-lived intangible assets, subject to impairment testing until completion or abandonment of the projects. Upon successful completion of each project, Merck will make a separate determination as to the then useful life of the asset and begin amortization. The valuations and useful life assumptions are based on information available near the merger or acquisition date and are based on expectations and assumptions that are deemed reasonable by management. The judgments made in determining estimated fair values assigned to assets acquired and liabilities assumed, as well as asset lives, can materially affect the Company’s results of operations.

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

Revenue Recognition
Revenues from sales of products are recognized at the time of delivery when title and risk of loss passes to the customer. Recognition of revenue also requires reasonable assurance of collection of sales proceeds and completion of all performance obligations. Domestically, sales discounts are issued to customers as direct discounts at the point-of-sale or indirectly through an intermediary wholesaler, known as chargebacks, or indirectly in the form of rebates. Additionally, sales are generally made with a limited right of return under certain conditions. Revenues are recorded net of provisions for sales discounts and returns, which are established at the time of sale.

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

The Company continually monitors its provision for aggregate indirect customer discounts. There were no material adjustments to estimates associated with the aggregate indirect customer discount provision in 2010, 2009 or 2008.

Summarized information about changes in the aggregate indirect customer discount accrual is as follows:

($ in millions)	2010	2009

Balance January 1	$1,373	$616
Current provision	4,702	2,542
Schering-Plough accrual assumed in the Merger	—	584
Adjustments to prior years	(9)	(22)
Payments	(4,759)	(2,347)

Balance December 31	$1,307	$1,373

Accruals for chargebacks are reflected as a direct reduction to accounts receivable and accruals for rebates as current liabilities. The accrued balances relative to these provisions included in Accounts receivable and Accrued and other current liabilities were $117 million and $1.2 billion, respectively, at December 31, 2010 and $115 million and $1.3 billion, respectively, at December 31, 2009.

The Company maintains a returns policy that allows its U.S. pharmaceutical customers to return product within a specified period prior to and subsequent to the expiration date (generally, three to six months before and twelve months after product expiration). The estimate of the provision for returns is based upon historical experience with actual returns. Additionally, the Company considers factors such as levels of inventory in the distribution channel, product dating and expiration period, whether products have been discontinued, entrance in the market of additional generic competition, changes in formularies or launch of over-the-counter products, among others. The product returns provision for U.S. pharmaceutical sales was approximately 1.0% of net sales in 2010 and 2009 and was not significant in 2008.

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

Inventories Produced in Preparation for Product Launches
The Company capitalizes inventories produced in preparation for product launches sufficient to support estimated initial market demand. Typically, capitalization of such inventory does not begin until the related product candidates are in Phase III clinical trials and are considered to have a high probability of regulatory approval. The Company monitors the status of each respective product within the regulatory approval process; however, the Company generally does not disclose specific timing for regulatory approval. If the Company is aware of any specific risks or contingencies other than the normal regulatory approval process or if there are any specific issues identified during the research process relating to safety, efficacy, manufacturing, marketing or labeling, the related inventory would generally not be capitalized. Expiry dates of the inventory are affected by the stage of completion. The Company manages the levels of inventory at each stage to optimize the shelf life of the inventory in relation to anticipated market demand in order to avoid product expiry issues. For inventories that are capitalized, anticipated future sales and shelf lives support the realization of the inventory value as the inventory shelf life is sufficient to meet initial product launch requirements. Inventories produced in preparation for product launches capitalized at December 31, 2010 were $197 million and at December 31, 2009 were $87 million.

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

Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. As of December 31, 2009, the Company had an aggregate reserve of approximately $110 million (the “Vioxx Legal Defense Costs Reserve”) solely for future legal defense costs related to (i) the Vioxx Product Liability Lawsuits, (ii) the Vioxx Shareholder Lawsuits, (iii) the Vioxx Foreign Lawsuits, and (iv) the Vioxx Investigations (collectively, the “Vioxx Litigation”) (see Note 12 to the consolidated financial statements). During 2010, Merck spent approximately $140 million in the aggregate in legal defense costs worldwide, including approximately $31 million in the fourth quarter of 2010, related to the Vioxx Litigation. In addition, during 2010, Merck recorded charges of $106 million of charges, including $46 million in the fourth quarter, solely for its future legal defense costs for the Vioxx Litigation. Consequently, as of December 31, 2010, the aggregate amount of the Vioxx Legal Defense Costs Reserve was approximately $76 million, which is solely for future legal defense costs for the Vioxx Litigation. Some of the significant factors considered in the review of the Vioxx Legal Defense Costs Reserve were as follows: the actual costs incurred by the Company; the development of the Company’s legal defense strategy and structure in light of the scope of the Vioxx Litigation, including the Settlement Agreement and the expectation that certain lawsuits will continue to be pending; the number of cases being brought against the Company; the costs and outcomes of completed trials and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the Vioxx Litigation. The amount of the Vioxx Legal Defense Costs Reserve as of December 31, 2010 represents the Company’s best estimate of the minimum amount of defense costs to be incurred in connection with the remaining aspects of the Vioxx Litigation; however, events such as additional trials in the Vioxx Litigation and other events that could arise in the course of the Vioxx Litigation could affect the ultimate amount of defense costs to be incurred by the Company. The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase the Vioxx Legal Defense Costs Reserve at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.

There are three U.S. Vioxx Product Liability Lawsuits currently scheduled for trial in 2011. The Company cannot predict the timing of any other trials related to the Vioxx Litigation. The Company believes that it has meritorious defenses to the Vioxx Lawsuits and will vigorously defend against them. In view of the inherent difficulty of predicting the outcome of litigation, particularly where there are many claimants and the claimants seek indeterminate damages, the Company is unable to predict the outcome of these matters, and at this time cannot reasonably estimate the possible loss or range of loss with respect to the Vioxx Lawsuits not included in the Settlement Program. Other than the Vioxx Liability Reserve established with respect to the Department of Justice (“DOJ”) investigation noted below, the Company has not established any reserves for any potential liability relating to the Vioxx Lawsuits or the Vioxx Investigations. Unfavorable outcomes in the Vioxx Litigation could have a material adverse effect on the Company’s financial position, liquidity and results of operations.

In addition to the Vioxx Legal Defense Costs Reserve, in 2010, the Company established a $950 million Vioxx Liability Reserve in connection with the anticipated resolution of the DOJ’s investigation related to Vioxx. The Company’s discussions with the government are ongoing. Until they are concluded, there can be no certainty about a definitive resolution.

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

The Company believes that there are no compliance issues associated with applicable environmental laws and regulations that would have a material adverse effect on the Company. Expenditures for remediation and environmental liabilities were $16 million in 2010, and are estimated at $81 million for the years 2011 through 2015. In management’s opinion, the liabilities for all environmental matters that are probable and reasonably estimable have been accrued and totaled $185 million and $162 million at December 31, 2010 and 2009, respectively. These liabilities are undiscounted, do not consider potential recoveries from other parties and will be paid out over the periods of remediation for the applicable sites, which are expected to occur primarily over the next 15 years. Although it is not possible to predict with certainty the outcome of these matters, or the ultimate costs of remediation, management does not believe that any reasonably possible expenditures that may be incurred in excess of the liabilities accrued should exceed $150 million in the aggregate. Management also does not believe that these expenditures should result in a material adverse effect on the Company’s financial position, results of operations, liquidity or capital resources for any year.

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

Pensions and Other Postretirement Benefit Plans
Net pension and other postretirement benefit cost totaled $696 million in 2010, $511 million in 2009 and $377 million in 2008. The higher costs in 2010 and 2009 as compared with 2008 are primarily due to incremental costs associated with the Merger. Pension and other postretirement benefit plan information for financial reporting purposes is calculated using actuarial assumptions including a discount rate for plan benefit obligations and an expected rate of return on plan assets.

The Company reassesses its benefit plan assumptions on a regular basis. For both the pension and other postretirement benefit plans, the discount rate is evaluated on measurement dates and modified to reflect the prevailing market rate of a portfolio of high-quality fixed-income debt instruments that would provide the future cash flows needed to pay the benefits included in the benefit obligation as they come due. At December 31, 2010, the discount rates for the Company’s U.S. pension and other postretirement benefit plans ranged from 4.00% to 5.60% compared with a range of 4.60% to 6.00% at December 31, 2009.

The expected rate of return for both the pension and other postretirement benefit plans represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. In developing the expected rate of return, the Company considers long-term compound annualized returns of historical market data as well as actual returns on the Company’s plan assets. Using this reference information, the Company develops forward-looking return expectations for each asset category and a weighted average expected long-term rate of return for a target portfolio allocated across these investment categories. The expected portfolio performance reflects the contribution of active management as appropriate. As a result of this analysis, for 2011, the Company’s expected rate of return will range from 5.25% to 8.75% compared to a range of 8.00% to 8.75% in 2010 for its U.S. pension and other postretirement benefit plans.

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

Actuarial assumptions are based upon management’s best estimates and judgment. A reasonably possible change of plus (minus) 25 basis points in the discount rate assumption, with other assumptions held constant, would have an estimated $79 million favorable (unfavorable) impact on its net pension and postretirement benefit cost. A reasonably possible change of plus (minus) 25 basis points in the expected rate of return assumption, with other assumptions held constant, would have an estimated $33 million favorable (unfavorable) impact on its net pension and postretirement benefit cost. Required funding obligations for 2011 relating to the Company’s pension and other postretirement benefit plans are not expected to be material. The preceding hypothetical changes in the discount rate and expected rate of return assumptions would not impact the Company’s funding requirements.

Net loss amounts, which reflect experience differentials primarily relating to differences between expected and actual returns on plan assets as well as the effects of changes in actuarial assumptions, are recorded as a component of Accumulated other comprehensive income. Expected returns for pension plans are based on a calculated market-related value of assets. Under this methodology, asset gains/losses resulting from actual returns that differ from the Company’s expected returns are recognized in the market-related value of assets ratably over a five-year period. Also, net loss amounts in Accumulated other comprehensive income in excess of certain thresholds are amortized into net pension and other postretirement benefit cost over the average remaining service life of employees. Amortization of net losses for the Company’s U.S. plans at December 31, 2010 is expected to increase net pension and other postretirement benefit cost by approximately $3 million annually from 2011 through 2015.

Restructuring Costs
Restructuring costs have been recorded in connection with restructuring programs designed to reduce the cost structure, increase efficiency and enhance competitiveness. As a result, the Company has made estimates and judgments regarding its future plans, including future termination benefits and other exit costs to be incurred when the restructuring actions take place. When accruing these costs, the Company will recognize the amount within a range of costs that is the best estimate within the range. When no amount within the range is a better estimate than any other amount, the Company recognizes the minimum amount within the range. In connection with these actions, management also assesses the recoverability of long-lived assets employed in the business. In certain instances, asset lives have been shortened based on changes in the expected useful lives of the affected assets. Severance and other related costs are reflected within Restructuring costs. Asset-related charges are reflected within Materials and production costs, Marketing and administrative expenses and Research and development expenses depending upon the nature of the asset.

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

The Company tests its goodwill for impairment at least annually, or more frequently if impairment indicators exist, using a fair value based test. Goodwill represents the excess of the consideration transferred over the fair value of net assets of businesses purchased and is assigned to reporting units. Other acquired intangibles (excluding IPR&D) are recorded at fair value and amortized on a straight-line basis over their estimated useful lives. When events or circumstances warrant a review, the Company will assess recoverability from future operations using pretax undiscounted cash flows derived from the lowest appropriate asset groupings. Impairments are recognized in operating results to the extent that the carrying value of the intangible asset exceeds its fair value, which is determined based on the net present value of estimated cash flows.

The Company tests its indefinite-lived intangibles, including IPR&D, for impairment at least annually, or more frequently if impairment indicators exist, through a one-step test that compares the fair value of the indefinite lived intangible asset with the asset’s carrying value. For impairment testing purposes, the Company may combine separately recorded indefinite-lived intangible assets into one unit of account based on the relevant facts and circumstances. Generally, the Company will combine indefinite-lived intangible assets for testing purposes if they operate as a single asset and are essentially inseparable. If the fair value is less than the carrying amount, an impairment loss is recognized within the Company’s operating results.

Impairments of Investments
The Company reviews its investments for impairments based on the determination of whether the decline in market value of the investment below the carrying value is other-than-temporary. The Company considers available evidence in evaluating potential impairments of its investments, including the duration and extent to which fair value is less than cost, and for equity securities, the Company’s ability and intent to hold the investments. For a debt security, an other-than-temporary impairment has occurred if the Company does not expect to recover the entire amortized cost basis of the debt security. If the Company does not intend to sell the impaired debt security, and it is not more likely than not it will be required to sell the debt security before the recovery of its amortized cost basis, the amount of the other-than-temporary impairment recognized in earnings is limited to the portion attributed to credit loss. The remaining portion of the other-than-temporary impairment related to other factors is recognized in OCI.

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

Tax regulations require items to be included in the tax return at different times than the items are reflected in the financial statements. Timing differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in the tax return in future years for which the Company has already recorded the tax benefit in the financial statements. The Company establishes valuation allowances for its deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. Deferred tax liabilities generally represent tax expense recognized in the financial statements for which payment has been deferred or expense for which the Company has already taken a deduction on the tax return, but has not yet recognized as expense in the financial statements. At December 31, 2010, foreign earnings of $40.4 billion have been retained indefinitely by subsidiary companies for reinvestment, therefore no provision has been made for income taxes that would be payable upon the distribution of such earnings.

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

In January 2010, the FASB amended the existing disclosure guidance on fair value measurements, which is effective January 1, 2010, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective January 1, 2011. Among other things, the updated guidance requires additional disclosure for significant transfers in and out of Level 1 and Level 2 measurements and requires certain Level 3 disclosures on a gross basis. Additionally, the updates amend existing guidance to require a greater level of disaggregated information and more robust disclosures about valuation techniques and inputs to fair value measurements. Since the amended guidance requires only additional disclosures, the adoption of the provisions effective January 1, 2011 will not affect the Company’s financial position or results of operations.

Cautionary Factors That May Affect Future Results

This report and other written reports and oral statements made from time to time by the Company may contain so-called “forward-looking statements,” all of which are based on management’s current expectations and are subject to risks and uncertainties which may cause results to differ materially from those set forth in the statements. One can identify these forward-looking statements by their use of words such as “anticipates,” “expects,” “plans,” “will,” “estimates,” “forecasts,” “projects” and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address the Company’s growth strategy, financial results, product development, product approvals, product potential and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ materially from the Company’s forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially.

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

The consolidated balance sheet of Merck & Co., Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, of equity and of cash flows for each of the three years in the period ended December 31, 2010, the notes to consolidated financial statements, and the report dated February 25, 2011 of PricewaterhouseCoopers LLP, independent registered public accounting firm, are as follows:

Consolidated Statement of Income
Merck & Co., Inc. and Subsidiaries
Years Ended December 31
($ in millions except per share amounts)

	2010	2009	2008

Sales	$45,987	$27,428	$23,850

Costs, Expenses and Other
Materials and production	18,396	9,019	5,583
Marketing and administrative	13,245	8,543	7,377
Research and development	10,991	5,845	4,805
Restructuring costs	985	1,634	1,033
Equity income from affiliates	(587)	(2,235)	(2,561)
Other (income) expense, net	1,304	(10,668)	(2,318)

	44,334	12,138	13,919

Income Before Taxes	1,653	15,290	9,931
Taxes on Income	671	2,268	1,999

Net Income	982	13,022	7,932

Less: Net Income Attributable to Noncontrolling Interests	121	123	124
Net Income Attributable to Merck & Co., Inc.	$861	$12,899	$7,808

Basic Earnings per Common Share Attributable to Merck & Co., Inc. Common Shareholders	$0.28	$5.67	$3.65

Earnings per Common Share Assuming Dilution Attributable to Merck & Co., Inc. Common Shareholders	$0.28	$5.65	$3.63

The accompanying notes are an integral part of this consolidated financial statement.

Consolidated Balance Sheet
Merck & Co., Inc. and Subsidiaries
December 31
($ in millions except per share amounts)

	2010	2009

Assets
Current Assets
Cash and cash equivalents	$10,900	$9,311
Short-term investments	1,301	293
Accounts receivable (net of allowance for doubtful accounts of $104 in 2010 and $113 in 2009)	7,344	6,603
Inventories (excludes inventories of $1,194 in 2010 and $1,157 in 2009 classified in Other assets — see Note 8)	5,868	8,048
Deferred income taxes and other current assets	3,651	4,177

Total current assets	29,064	28,432

Investments	2,175	432

Property, Plant and Equipment (at cost)
Land	658	667
Buildings	11,945	12,231
Machinery, equipment and office furnishings	15,894	16,158
Construction in progress	2,066	1,818

	30,563	30,874
Less allowance for depreciation	13,481	12,595

	17,082	18,279

Goodwill	12,378	12,038

Other Intangibles, Net	39,456	47,757

Other Assets	5,626	5,376

	$105,781	$112,314

Liabilities and Equity
Current Liabilities
Loans payable and current portion of long-term debt	2,400	1,379
Trade accounts payable	2,308	2,244
Accrued and other current liabilities	8,514	9,455
Income taxes payable	1,243	1,167
Dividends payable	1,176	1,189
6% Mandatory convertible preferred stock, $1 par value
Authorized — 11,500,000 shares; issued and outstanding — 855,422 shares — 2009	—	207

Total current liabilities	15,641	15,641

Long-Term Debt	15,482	16,095

Deferred Income Taxes and Noncurrent Liabilities	17,853	19,093

Merck & Co., Inc. Stockholders’ Equity
Common stock, $0.50 par value
Authorized — 6,500,000,000 shares
Issued — 3,576,948,356 shares — 2010; 3,562,528,536 — 2009	1,788	1,781
Other paid-in capital	40,701	39,683
Retained earnings	37,536	41,405
Accumulated other comprehensive loss	(3,216)	(2,767)

	76,809	80,102
Less treasury stock, at cost:
494,841,533 shares — 2010;
454,305,985 shares — 2009	22,433	21,044

Total Merck & Co., Inc. stockholders’ equity	54,376	59,058

Noncontrolling interests	2,429	2,427

Total equity	56,805	61,485

	$105,781	$112,314

The accompanying notes are an integral part of this consolidated financial statement.

Consolidated Statement of Equity
Merck & Co., Inc. and Subsidiaries
Years Ended December 31
($ in millions except per share amounts)

				Accumulated
		Other		Other		Non-
	Common	Paid-In	Retained	Comprehensive	Treasury	controlling
	Stock	Capital	Earnings	Loss	Stock	Interests	Total

Balance January 1, 2008	$30	$8,014	$39,141	$(826)	$(28,175)	$2,407	$20,591

Net income attributable to Merck & Co., Inc.	—	—	7,808	—	—	—	7,808
Total other comprehensive loss, net of tax	—	—	—	(1,728)	—	—	(1,728)

Comprehensive income, net of tax							6,080

Cash dividends declared on common stock ($1.52 per share)	—	—	(3,250)	—	—	—	(3,250)
Treasury stock shares purchased	—	—	—	—	(2,725)	—	(2,725)
Net income attributable to noncontrolling interests	—	—	—	—	—	124	124
Distributions attributable to noncontrolling interests	—	—	—	—	—	(122)	(122)
Share-based compensation plans and other	—	305	—	—	164	—	469

Balance December 31, 2008	30	8,319	43,699	(2,554)	(30,736)	2,409	21,167

Net income attributable to Merck & Co., Inc.	—	—	12,899	—	—	—	12,899
Total other comprehensive loss, net of tax	—	—	—	(213)	—	—	(213)

Comprehensive income, net of tax							12,686

Schering-Plough merger	1,752	30,861	—	—	(1,964)	14	30,663
Cancellations of treasury stock	(5)	—	(11,595)	—	11,600	—	—
Preferred stock conversions	—	5	—	—	—	—	5
Cash dividends declared on common stock ($1.52 per share)	—	—	(3,598)	—	—	—	(3,598)
Net income attributable to noncontrolling interests	—	—	—	—	—	123	123
Distributions attributable to noncontrolling interests	—	—	—	—	—	(119)	(119)
Share-based compensation plans and other	4	498	—	—	56	—	558

Balance December 31, 2009	1,781	39,683	41,405	(2,767)	(21,044)	2,427	61,485

Net income attributable to Merck & Co., Inc.	—	—	861	—	—	—	861
Total other comprehensive loss, net of tax	—	—	—	(449)	—	—	(449)

Comprehensive income, net of tax	—	—	—	—	—	—	412

Cash dividends declared on common stock ($1.52 per share)	—	—	(4,730)	—	—	—	(4,730)
Mandatory conversion of 6% convertible preferred stock	2	132	—	—	—	—	134
Treasury stock shares purchased	—	—	—	—	(1,593)	—	(1,593)
Net income attributable to noncontrolling interests	—	—	—	—	—	121	121
Distributions attributable to noncontrolling interests	—	—	—	—	—	(119)	(119)
Share-based compensation plans and other	5	886	—	—	204	—	1,095

Balance December 31, 2010	$1,788	$40,701	$37,536	$(3,216)	$(22,433)	$2,429	$56,805

The accompanying notes are an integral part of this consolidated financial statement.

Consolidated Statement of Cash Flows
Merck & Co., Inc. and Subsidiaries
Years Ended December 31
($ in millions)

	2010	2009	2008

Cash Flows from Operating Activities
Net income	$982	$13,022	$7,932
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,381	2,576	1,631
In-process research and development impairment charges	2,441	—	—
Gains on distributions from AstraZeneca LP	(443)	—	(2,223)
Gain related to Merck/Schering-Plough partnership	—	(7,530)	—
Gain on disposition of interest in Merial Limited	—	(3,163)	—
Equity income from affiliates	(587)	(2,235)	(2,561)
Dividends and distributions from equity affiliates	324	1,724	4,290
Deferred income taxes	(1,092)	1,821	530
Share-based compensation	509	415	348
Other	377	(535)	608
Net changes in assets and liabilities:
Accounts receivable	(1,089)	165	(889)
Inventories	1,990	1,211	(452)
Trade accounts payable	124	(45)	—
Accrued and other current liabilities	35	(4,003)	(1,711)
Income taxes payable	128	(365)	(465)
Noncurrent liabilities	(98)	231	(108)
Other	(160)	103	(358)

Net Cash Provided by Operating Activities	10,822	3,392	6,572

Cash Flows from Investing Activities
Capital expenditures	(1,678)	(1,461)	(1,298)
Purchases of securities and other investments	(7,197)	(3,071)	(11,967)
Proceeds from sales of securities and other investments	4,561	10,942	11,066
Proceeds from sale of interest in Merial Limited	—	4,000	—
Schering-Plough merger, net of cash acquired	—	(12,843)	—
Acquisitions of businesses, net of cash acquired	(256)	(130)	—
Distributions from AstraZeneca LP	647	—	1,899
Decrease (increase) in restricted assets	276	5,548	(1,630)
Other	150	171	96

Net Cash (Used in) Provided by Investing Activities	(3,497)	3,156	(1,834)

Cash Flows from Financing Activities
Net change in short-term borrowings	90	(2,422)	1,860
Proceeds from issuance of debt	1,999	4,228	—
Payments on debt	(1,341)	(25)	(1,392)
Purchases of treasury stock	(1,593)	—	(2,725)
Dividends paid to stockholders	(4,734)	(3,215)	(3,279)
Other dividends paid	(119)	(264)	(122)
Proceeds from exercise of stock options	363	186	102
Other	(106)	(126)	33

Net Cash Used in Financing Activities	(5,441)	(1,638)	(5,523)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(295)	33	(183)

Net Increase (Decrease) in Cash and Cash Equivalents	1,589	4,943	(968)
Cash and Cash Equivalents at Beginning of Year	9,311	4,368	5,336

Cash and Cash Equivalents at End of Year	$10,900	$9,311	$4,368

Supplemental Cash Flow Information (See Note 3)

The accompanying notes are an integral part of this consolidated financial statement.

Notes to Consolidated Financial Statements
Merck & Co., Inc. and Subsidiaries
($ in millions except per share amounts)

1.	Nature of Operations

The Company is a global health care company that delivers innovative health solutions through its prescription medicines, vaccines, biologic therapies, animal health, and consumer care products, which it markets directly and through its joint ventures. The Company’s operations are principally managed on a products basis and are comprised of four operating segments, which are the Pharmaceutical, Animal Health, Consumer Care and Alliances segments, and one reportable segment, which is the Pharmaceutical segment. The Pharmaceutical segment includes human health pharmaceutical and vaccine products marketed either directly by the Company or through joint ventures. Human health pharmaceutical products consist of therapeutic and preventive agents, sold by prescription, for the treatment of human disorders. The Company sells these human health pharmaceutical products primarily to drug wholesalers and retailers, hospitals, government agencies and managed health care providers such as health maintenance organizations, pharmacy benefit managers and other institutions. Vaccine products consist of preventive pediatric, adolescent and adult vaccines, primarily administered at physician offices. The Company sells these human health vaccines primarily to physicians, wholesalers, physician distributors and government entities. The Company also has animal health operations that discover, develop, manufacture and market animal health products, including vaccines, which the Company sells to veterinarians, distributors and animal producers. Additionally, the Company has consumer care operations that develop, manufacture and market over-the-counter, foot care and sun care products, which are sold through wholesale and retail drug, food chain and mass merchandiser outlets in the United States and Canada.

On November 3, 2009, Merck & Co., Inc. (“Old Merck”) and Schering-Plough Corporation (“Schering-Plough”) merged (the “Merger”). In the Merger, Schering-Plough acquired all of the shares of Old Merck, which became a wholly-owned subsidiary of Schering-Plough and was renamed Merck Sharp & Dohme Corp. Schering-Plough continued as the surviving public company and was renamed Merck & Co., Inc. (“New Merck” or the “Company”). However, for accounting purposes only, the Merger was treated as an acquisition with Old Merck considered the accounting acquirer. Accordingly, the accompanying financial statements reflect Old Merck’s stand-alone operations as they existed prior to the completion of the Merger. The results of Schering-Plough’s business have been included in New Merck’s financial statements only for periods subsequent to the completion of the Merger. Therefore, New Merck’s financial results for 2009 do not reflect a full year of legacy Schering-Plough operations. References in these financial statements to “Merck” for periods prior to the Merger refer to Old Merck and for periods after the completion of the Merger to New Merck.

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

Mergers and Acquisitions — In a business combination, the acquisition method of accounting requires that the assets acquired and liabilities assumed be recorded at the date of the merger or acquisition at their respective fair values with limited exceptions. Assets acquired and liabilities assumed in a business combination that arise from contingencies are recognized at fair value if fair value can reasonably be estimated. If the acquisition date fair value of an asset acquired or liability assumed that arises from a contingency cannot be determined, the asset or liability is recognized if probable and reasonably estimable; if these criteria are not met, no asset or liability is recognized. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Accordingly, the Company may be required to value assets at fair value measures that do not reflect the Company’s intended use of those assets. Any excess of the purchase price (consideration transferred) over the estimated fair values of net assets acquired is recorded as goodwill. Transaction costs and costs to restructure the acquired company are expensed as incurred. The operating results of the acquired business are reflected in the Company’s consolidated financial statements after the date of the merger or acquisition. If the Company determines the assets acquired do not meet the definition of a business under the acquisition method of accounting, the transaction will be accounted for as an acquisition of assets rather than a business combination, and therefore, no goodwill will be recorded.

Foreign Currency Translation — The net assets of international subsidiaries where the local currencies have been determined to be the functional currencies are translated into U.S. dollars using current exchange rates. The U.S. dollar effects that arise from translating the net assets of these subsidiaries at changing rates are recorded in the foreign currency translation account, which is included in Accumulated other comprehensive income (loss) (“AOCI”) and reflected as a separate component of equity. For those subsidiaries that operate in highly inflationary economies and for those subsidiaries where the U.S. dollar has been determined to be the functional currency, non-monetary foreign currency assets and liabilities are translated using historical rates, while monetary assets and liabilities are translated at current rates, with the U.S. dollar effects of rate changes included in Other (income) expense, net. As a result of the Merger, the functional currency of the operations at each of the Company’s international subsidiaries is being reevaluated and has resulted or may result in a change in functional currency.

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

Investments — Investments in marketable debt and equity securities classified as available-for-sale are reported at fair value. Fair value of the Company’s investments is determined using quoted market prices in active markets for identical assets or liabilities or quoted prices for similar assets or liabilities or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Changes in fair value that are considered temporary are reported net of tax in AOCI. For declines in the fair value of equity securities that are considered other-than-temporary, impairment losses are charged to Other (income) expense, net. The Company considers available evidence in evaluating potential impairments of its investments, including the duration and extent to which fair value is less than cost, and for equity securities, the Company’s ability and intent to hold the investment. For debt securities, an other-than-temporary impairment has occurred if the Company does not expect to recover the entire amortized cost basis of the debt security. If the Company does not intend to sell the impaired debt security, and it is not more likely than not it will be required to sell the debt security before the recovery of its amortized cost basis, the amount of the other-than-temporary impairment recognized in earnings, recorded in Other (income) expense, net, is limited to the portion attributed to credit loss. The remaining portion of the other-than-temporary impairment related to other factors is recognized in AOCI. Realized gains and losses for both debt and equity securities are included in Other (income) expense, net.

Revenue Recognition — Revenues from sales of products are recognized at the time of delivery when title and risk of loss passes to the customer. Recognition of revenue also requires reasonable assurance of collection of sales proceeds and completion of all performance obligations. Domestically, sales discounts are issued to customers as direct discounts at the point-of-sale or indirectly through an intermediary wholesaler, known as chargebacks, or indirectly in the form of rebates. Additionally, sales are generally made with a limited right of return under certain conditions. Revenues are recorded net of provisions for sales discounts and returns, which are established at the time of sale. Accruals for chargebacks are reflected as a direct reduction to accounts receivable and accruals for rebates are recorded as current liabilities. The accrued balances relative to these provisions included in Accounts receivable and Accrued and other current liabilities were $117 million and $1.2 billion, respectively, at December 31, 2010 and $115 million and $1.3 billion, respectively, at December 31, 2009.

The Company recognizes revenue from the sales of vaccines to the Federal government for placement into vaccine stockpiles in accordance with Securities and Exchange Commission (“SEC”) Interpretation, Commission Guidance Regarding Accounting for Sales of Vaccines and BioTerror Countermeasures to the Federal Government for Placement into the Pediatric Vaccine Stockpile or the Strategic National Stockpile.

Depreciation — Depreciation is provided over the estimated useful lives of the assets, principally using the straight-line method. For tax purposes, accelerated tax methods are used. The estimated useful lives primarily range from 10 to 50 years for Buildings, and from 3 to 15 years for Machinery, equipment and office furnishings.

Software Capitalization — The Company capitalizes certain costs incurred in connection with obtaining or developing internal-use software including external direct costs of material and services, and payroll costs for employees directly involved with the software development. Capitalized software costs are included in Property, plant and equipment and amortized beginning when the software project is substantially complete and the asset is ready for its intended use. Capitalized software costs associated with the Company’s multi-year implementation of an enterprise-wide resource planning system are being amortized over 6 to 10 years. At December 31, 2010 and 2009, there was approximately $457 million and $428 million, respectively, of remaining unamortized capitalized software costs associated with this initiative. All other capitalized software costs are being amortized over periods ranging from 3 to 5 years. Costs incurred during the preliminary project stage and post-implementation stage, as well as maintenance and training costs, are expensed as incurred.

Goodwill — Goodwill represents the excess of the consideration transferred over the fair value of net assets of businesses purchased. Goodwill is assigned to reporting units and evaluated for impairment on at least an annual basis, or more frequently if impairment indicators are present, using a fair value based test. Based upon the Company’s most recent annual impairment test completed as of October 1, 2010, the fair value of each reporting unit was in excess of its carrying value.

Acquired Intangibles — Acquired intangibles include products and product rights, tradenames and patents, which are recorded at fair value, assigned an estimated useful life, and are amortized primarily on a straight-line basis over their estimated useful lives ranging from 3 to 40 years (see Note 9). When events or circumstances warrant a review, the Company will assess recoverability from future operations of acquired intangibles using pretax undiscounted cash flows derived from the lowest appropriate asset groupings. Impairments are recognized in operating results to the extent that carrying value of the intangible asset exceeds its fair value, which is determined based on the net present value of estimated future cash flows.

In-Process Research and Development — In-process research and development (“IPR&D”) represents the fair value assigned to incomplete research projects that the Company acquires through business combinations which, at the time of acquisition, have not reached technological feasibility. For transactions that closed prior to 2009, the fair value of such projects was expensed upon acquisition. For transactions that closed during 2009 and thereafter, the fair value of the research projects were recorded as intangible assets on the Consolidated Balance Sheet rather than expensed. The amounts capitalized are being accounted for as indefinite-lived intangible assets, subject to impairment testing until completion or abandonment of the projects. Upon successful completion of each project, Merck will make a determination as to the useful life of the intangible asset, generally determined by the period in which substantially all of the cash flows are expected to be generated, and begin amortization. The Company tests its indefinite-lived intangibles, including IPR&D, for impairment at least annually, or more frequently if impairment indicators exist, through a one-step test that compares the fair value of the indefinite-lived intangible asset with the asset’s carrying value.

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

Research and development expenses include $2.4 billion of IPR&D impairment charges in 2010 and restructuring costs in all periods.

Share-Based Compensation — The Company expenses all share-based payments to employees over the requisite service period based on the grant-date fair value of the awards.

Restructuring Costs — The Company records liabilities for costs associated with exit or disposal activities in the period in which the liability is incurred. In accordance with existing benefit arrangements, employee termination costs are accrued when the restructuring actions are probable and estimable. When accruing these costs, the Company will recognize the amount within a range of costs that is the best estimate within the range. When no amount within the range is a better estimate than any other amount, the Company recognizes the minimum amount within the range. Costs for one-time termination benefits in which the employee is required to render service until termination in order to receive the benefits are recognized ratably over the future service period.

Contingencies and Legal Defense Costs — The Company records accruals for contingencies and legal defense costs expected to be incurred in connection with a loss contingency when it is probable that a liability has been incurred and the amount can be reasonably estimated.

Taxes on Income — Deferred taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting based on enacted tax laws and rates. The Company evaluates tax positions to determine whether the benefits of tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, the Company recognizes the largest amount of the benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not more likely than not of being sustained upon audit, the Company does not recognize any portion of the benefit in the financial statements. The Company recognizes interest and penalties associated with uncertain tax positions as a component of Taxes on income in the Consolidated Statement of Income.

Use of Estimates — The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and, accordingly, include certain amounts that are based on management’s best estimates and judgments. Estimates are used when accounting for amounts recorded in connection with mergers and acquisitions, including fair value determinations of assets and liabilities primarily IPR&D and other intangible assets. Additionally, estimates are used in determining such items as current fair values of goodwill, IPR&D and other intangibles, as well as provisions for sales discounts and returns, depreciable and amortizable lives, recoverability of inventories, including those produced in preparation for product launches, amounts recorded for contingencies, environmental liabilities and other reserves, pension and other postretirement benefit plan assumptions, share-based compensation assumptions, restructuring costs, impairments of long-lived assets (including intangible assets and goodwill) and investments, and taxes on income. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.

Reclassifications — Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

Recently Adopted Accounting Standards — During 2010, several new accounting standards issued by the FASB were adopted.

On January 1, 2010, the Company adopted new guidance on the accounting and disclosure requirements for transfers of financial assets, which eliminated the concept of a qualifying special-purpose entity, changed the requirements for derecognizing financial assets and required enhanced disclosures to provide financial statement users with greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. The effect of adoption on the Company’s financial position and results of operations was not material.

On January 1, 2010, the Company adopted new accounting and disclosure guidance for the consolidation of variable interest entities, which required enhanced disclosures intended to provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The effect of adoption on the Company’s financial position and results of operations was not material.

Recently Issued Accounting Standards — The FASB has issued several new accounting pronouncements, which are not yet effective for the Company.

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

3.	Merger

On November 3, 2009, Old Merck and Schering-Plough completed the Merger. In the Merger, Schering-Plough acquired all of the shares of Old Merck, which became a wholly-owned subsidiary of Schering-Plough and was renamed Merck Sharp & Dohme Corp. Schering-Plough continued as the surviving public company and was renamed Merck & Co., Inc. However, for accounting purposes only, the Merger was treated as an acquisition with Old Merck considered the accounting acquirer. Under the terms of the Merger agreement, each issued and outstanding share of Schering-Plough common stock was converted into the right to receive a combination of $10.50 in cash and 0.5767 of a share of the common stock of New Merck. Each issued and outstanding share of Old Merck common stock was automatically converted into a share of the common stock of New Merck. Based on the closing price of Old Merck stock on November 3, 2009, the consideration received by Schering-Plough shareholders was valued at $28.19 per share, or $49.6 billion in the aggregate. The cash portion of the consideration was funded with a combination of existing cash, including from the sale of Old Merck’s interest in Merial Limited, the sale or redemption of investments and the issuance of debt. Upon completion of the Merger, each issued and outstanding share of Schering-Plough 6% Mandatory Convertible Preferred Stock (“Schering-Plough 6% preferred stock”) not converted in accordance with the terms of the preferred stock remained outstanding as one share of Merck 6% Mandatory Convertible Preferred Stock (“6% preferred stock”) having the rights set forth in the New Merck certificate of incorporation which rights were substantially similar to the rights of the Schering-Plough 6% preferred stock. In August 2010, the outstanding 6% preferred stock automatically converted by its terms into the right to receive cash and shares of Merck common stock (see Note 13).

The Merger expanded the Company’s pipeline of product candidates, broadened the Company’s commercial portfolio, expanded its global presence and increased its manufacturing capabilities. Additionally,

the Company expects to realize substantial cost savings and synergies, including opportunities for consolidation in both sales and marketing and research and development.

Calculation of Consideration Transferred (in millions except per share/unit amounts)

Schering-Plough common stock shares outstanding at November 3, 2009 (net of treasury shares)	1,641
Units of merger consideration arising from conversion of 6% preferred stock	75	(1)

Shares and units eligible	1,716
Cash per share/unit	$10.50

Cash consideration for outstanding shares/units			$18,016
6% preferred stock make-whole dividend payments			98	(2)
Value of Schering-Plough deferred stock units settled in cash			156	(3)

Total cash consideration			$18,270

Shares and units eligible	1,716
Common stock exchange ratio per share/unit	0.5767

Equivalent New Merck shares	989
Shares issued to settle certain performance-based awards	1

New Merck shares issued	990
Old Merck common stock share price on November 3, 2009	$30.67

Common stock equity consideration			$30,370

Fair value of 6% preferred stock not converted			215
Fair value of other share-based compensation awards			525	(4)
Employee benefit related amounts payable as a result of the Merger			192

Total consideration transferred			$49,572

(1)	Upon completion of the Merger and for a period of 15 days thereafter, holders of 6% preferred stock were entitled to convert each share of 6% preferred stock into a number of units of merger consideration equal to the “make-whole” conversion rate of 8.2021 determined in accordance with the terms of the preferred stock. This amount represents the units of merger consideration relating to the 6% preferred stock converted by those holders in the 15-day period following the Merger.

(2)	Represents the present value of all remaining dividend payments (from the conversion date through the mandatory conversion date on August 13, 2010) paid to holders of 6% preferred stock that elected to convert in connection with the Merger using the discount rate as stipulated by the terms of the preferred stock.

(3)	Represents the cash consideration paid to holders of Schering-Plough deferred stock units issued in 2007 and prior which were converted into the right to receive cash as specified in the Merger agreement attributable to precombination service.

(4)	Represents the fair value of Schering-Plough stock option, performance share unit and deferred stock unit replacement awards attributable to precombination service issued to holders of these awards in the Merger. The fair value of outstanding Schering-Plough stock option and performance share unit awards issued in 2007 and prior, which immediately vested at the effective time of the Merger, was attributed to precombination service and included in the consideration transferred. Stock option, performance share unit and deferred stock unit awards for 2008 and 2009 did not immediately vest upon completion of the Merger. For these awards, the fair value of the awards attributed to precombination service was included as part of the consideration transferred and the fair value attributed to postcombination service is being recognized as compensation cost over the requisite service period in the postcombination financial statements of New Merck.

Allocation of Consideration Transferred to Net Assets Acquired
A preliminary allocation of the consideration transferred to the net assets of Schering-Plough was made as of the date of the Merger (the “Merger Date”). During 2010, the Company adjusted the preliminary values assigned to certain assets and liabilities in order to reflect additional information obtained since the preliminary allocation was made that pertained to facts and circumstances that existed as of the Merger Date. These measurement period adjustments have been reflected in the opening balance sheet; however, since the adjustments did not have a significant impact on our consolidated statements of income or cash flows in any period, those statements were not retrospectively adjusted.

The following table summarizes the determination of the fair value of identifiable assets acquired and liabilities assumed in the Merger:

	Preliminary		Final
	Allocation of	Measurement	Allocation of
	Consideration	Period	Consideration
	Transferred	Adjustments(4)	Transferred

Cash and cash equivalents	$5,427	$—	$5,427
Inventories	7,372	(7)	7,365
Other current assets	4,815	37	4,852
Property, plant and equipment	6,678	5	6,683
Other identifiable intangible assets:(1)
Products and product rights (9-year weighted average useful life)	32,956	91	33,047
In-process research and development (“IPR&D”)(2)	6,345	40	6,385
Tradenames (26-year weighted average useful life)	1,538	(30)	1,508
Other	74	—	74
Other noncurrent assets	982	—	982
Current liabilities	(6,864)	109	(6,755)
Deferred income tax liabilities	(8,908)	(5)	(8,913)
Long-term debt	(8,089)	(20)	(8,109)
Other noncurrent liabilities	(3,238)	(335)	(3,573)

Total identifiable net assets	39,088	(115)	38,973
Goodwill(3)	10,484	115	10,599

Consideration transferred	$49,572	$—	$49,572

(1)	In connection with the Merger, the Company obtained a controlling interest in the Merck/Schering-Plough partnership. The table above reflects Schering-Plough’s share of the fair value of the Merck/Schering-Plough partnership’s net assets including intangibles and inventories. Not reflected in this table is Merck’s share of the fair value of the Merck/Schering-Plough partnership’s net assets recorded in connection with the fair value adjustment to Merck’s previously held equity interest in the partnership (see “Merck/Schering-Plough Partnership” below).

(2)	IPR&D represents the fair value assigned to incomplete research projects which, at the time of the Merger, had not reached technological feasibility. The amounts were capitalized and are being accounted for as indefinite-lived intangible assets, subject to impairment testing until completion or abandonment of the projects. Upon successful completion of each project, Merck will make a determination as to the useful life of the asset and begin amortization (see “In-Process Research and Development” below).

(3)	The goodwill recognized is largely attributable to anticipated synergies expected to arise after the Merger. Approximately $8.9 billion of the goodwill has been allocated to the Pharmaceutical segment. The remainder of the goodwill was allocated to other non-reportable segments. The goodwill is not deductible for tax purposes.

(4)	The measurement period adjustments primarily reflect adjustments to income tax liabilities, changes in the estimated fair value of certain intangible assets and the corresponding impacts to goodwill.

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

The fair values of identifiable intangible assets related to currently marketed products and product rights were primarily determined by using an “income approach” through which fair value is estimated based on each asset’s discounted projected net cash flows. The Company’s estimates of market participant net cash flows considered historical and projected pricing, margins and expense levels; the performance of competing products where applicable; relevant industry and therapeutic area growth drivers and factors; current and expected trends in technology and product life cycles; the time and investment that will be required to develop products and technologies; the ability to obtain marketing and regulatory approvals; the ability to manufacture and commercialize the products; the extent and timing of potential new product introductions by the Company’s competitors; and the life of each asset’s underlying patent, if any. The net cash flows were then probability-adjusted where appropriate to consider the uncertainties associated with the underlying assumptions, as well as the risk profile of the net cash flows utilized in the valuation. The probability-adjusted future net cash flows of each product were then discounted to present value utilizing an appropriate discount rate.

In-Process Research and Development
In connection with the Merger, the Company recorded the fair value of human and animal health research projects that were underway at Schering-Plough and the MSP Partnership. The fair value of projects allocated to the Pharmaceutical and Animal Health operating segments was $5.3 billion and $1.3 billion, respectively. The amounts were capitalized and are being accounted for as indefinite-lived intangible assets, subject to impairment testing until completion or abandonment of the projects. Upon successful completion of a project, Merck will make a determination as to the then useful life of the asset and begin amortization.

The fair values of identifiable intangible assets related to IPR&D were determined by using an income approach, through which fair value is estimated based on each asset’s probability adjusted future net cash flows, which reflect the different stages of development of each product and the associated probability of successful completion. The net cash flows were then discounted to present value using discount rates which ranged from 12% to 15%. Actual cash flows are likely to be different than those assumed.

Some of the more significant projects include boceprevir, Bridion and vorapaxar, as well as an ezetimibe/atorvastatin combination product. Boceprevir is an investigational hepatitis C protease inhibitor that has been accepted for expedited review in both the United States and the European Union (“EU”). Bridion (sugammadex) is a medication designed to rapidly reverse the effects of certain muscle relaxants used as part of general anesthesia. Bridion has received regulatory approval in the EU and several other countries around the world and is under regulatory review in other markets. Ezetimibe combined with atorvastatin is an investigational medication for the treatment of dyslipidemia.

During 2010, the Company recorded $2.4 billion of IPR&D impairment charges, which were recorded in Research and development expense. Of this amount, $1.7 billion related to the write-down of the vorapaxar intangible asset. The Company determined that developments in the clinical research program for vorapaxar, including the termination of a clinical trial, constituted a triggering event that required the Company to evaluate the vorapaxar intangible asset for impairment. Although there is a great deal of information related to these developments that remains unknown to the Company, utilizing market participant assumptions, and considering several different scenarios, the Company concluded that its best estimate of the current fair value of the intangible asset related to vorapaxar was $350 million which resulted in the recognition of an impairment charge of $1.7 billion during 2010. The Company will continue to monitor the remaining asset value for further impairment. The Company anticipates the results from the TRACER clinical trial will be available later in 2011. Also during 2010, the Company recorded an additional $763 million of IPR&D impairment charges attributable to compounds that were abandoned and determined to have either no alternative use or were returned to the respective licensor, as well as from expected delays in the launch timing or changes in the cash flow assumptions for certain compounds.

All of the IPR&D projects that remain in development are subject to the inherent risks and uncertainties in drug development and it is possible that the Company will not be able to successfully develop and complete the IPR&D programs and profitably commercialize the underlying product candidates.

Merck/Schering-Plough Partnership
Upon consummation of the Merger, the Company obtained a controlling interest in the Merck/Schering-Plough partnership (the “MSP Partnership”) and it is now wholly-owned by the Company. Previously the Company had a noncontrolling interest. As a result of obtaining a controlling interest, the Company was required to remeasure Merck’s previously held equity interest in the MSP Partnership at its Merger Date fair value and recognize the resulting gain of $7.5 billion in earnings in Other (income) expense, net in 2009. In conjunction with this remeasurement, the Company recorded intangible assets of approximately $7.3 billion, which included IPR&D, and approximately $0.3 billion of step-up in inventories.

Merger-Related Costs
Merger-related costs are being expensed as incurred. For the year ended December 31, 2010, the Company incurred $396 million of integration costs and $1.8 billion of restructuring costs, including exit costs, in connection with the Merger (see Note 4). For the year ended December 31, 2009, Merck incurred $136 million of transaction costs directly related to the Merger (including advisory and legal fees), $235 million of integration costs and $1.5 billion of restructuring costs. These costs were recognized within Marketing and administrative expenses and Restructuring costs. Additionally during 2009, $173 million of interest costs were recognized in connection with debt that was issued to partially fund the Merger.

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

Year Ended December 31	2009	2008

	(Unaudited)

Sales	$45,964	$46,737
Net income attributable to Merck & Co., Inc.	5,935	2,883
Basic earnings per common share attributable to Merck & Co., Inc. common shareholders	$1.91	$0.92
Earnings per common share assuming dilution attributable to Merck & Co., Inc. common shareholders	$1.90	$0.92

The unaudited supplemental pro forma data reflect the application of the following adjustments:

•	The consolidation of the MSP Partnership which is now wholly-owned by the Company and the corresponding gain resulting from the Company’s remeasurement of its previously held equity interest in the MSP Partnership;

•	Additional depreciation and amortization expense that would have been recognized assuming fair value adjustments to inventory, property, plant and equipment and intangible assets;

•	Additional interest expense and financing costs that would have been incurred on borrowing arrangements and loss of interest income on cash and short-term investments used to fund the Merger;

•	Transaction costs associated with the Merger; and

•	Conversion of a portion of outstanding 6% preferred stock.

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

Merger Restructuring Program
In February 2010, the Company commenced actions under a global restructuring program (the “Merger Restructuring Program”) in conjunction with the integration of the legacy Merck and legacy Schering-Plough businesses. This Merger Restructuring Program is intended to optimize the cost structure of the combined company. Additional actions under the program continued during 2010. As part of the restructuring actions taken thus far under the Merger Restructuring Program, the Company expects to reduce its total workforce measured at the time of the Merger by approximately 17% across the Company worldwide. In addition, the Company has eliminated over 2,500 positions which were vacant at the time of the Merger. These workforce reductions will primarily come from the elimination of duplicative positions in sales, administrative and headquarters organizations, as well as from the sale or closure of certain manufacturing and research and development sites and the consolidation of office facilities. During this period, the Company will continue to hire new employees in strategic growth areas of the business as necessary. Merck plans to phase out operations at certain research and manufacturing sites, as well as to continue to consolidate office facilities worldwide. The eight research sites impacted include: Montreal, Canada; Boxmeer (Nobilon facility only), Oss, and Schaijk, Netherlands; Odense, Denmark; Waltrop, Germany; Newhouse, Scotland; and Cambridge (Kendall Square), Massachusetts. In the second half of 2010, the Company began phasing out operations at eight manufacturing facilities and these sites will exit the global network as activities are transferred to other locations. Specifically, the Company intends to cease manufacturing activities at its facilities in Comazzo, Italy; Cacem, Portugal; Azcapotzalco, Mexico; Coyoacan, Mexico, and Santo Amaro, Brazil, and intends to sell the Mirador, Argentina and Miami Lakes, Florida, facilities. In Singapore, chemical manufacturing will be phased out at the legacy Merck site, but it will continue at the legacy Schering-Plough site. The Company’s extensive pharmaceutical manufacturing operations will continue at both Singapore facilities. In addition, manufacturing operations at the Kenilworth, New Jersey site will be discontinued and these activities will be consolidated with existing operations at other Merck facilities. The Company will continue to pursue productivity efficiencies and evaluate its manufacturing supply chain capabilities on an ongoing basis which may result in future restructuring actions.

In connection with the Merger Restructuring Program, separation costs under the Company’s existing severance programs worldwide were recorded in the fourth quarter of 2009 to the extent such costs were probable and reasonably estimable. The Company commenced accruing costs related to enhanced termination benefits offered to employees under the Merger Restructuring Program in the first quarter of 2010 when the necessary criteria were met. The Company recorded total pretax restructuring costs of $1.8 billion in 2010 and $1.5 billion in 2009 related to this program. Since inception of the Merger Restructuring Program through December 31, 2010, Merck has recorded total pretax accumulated costs of approximately $3.3 billion and eliminated approximately 11,550 positions comprised of employee separations, and the elimination of contractors and vacant positions. The restructuring actions taken thus far under the Merger Restructuring Program are expected to be substantially completed by the end of 2012, with the exception of certain manufacturing facilities actions, with the total cumulative pretax costs estimated to be approximately $3.8 billion to $4.6 billion. The Company estimates that approximately two-thirds of the cumulative pretax costs relate to cash outlays, primarily related to employee separation expense. Approximately one-third of the cumulative pretax costs are non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested.

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

Pretax restructuring costs of $176 million, $475 million and $922 million were recorded in 2010, 2009 and 2008, respectively, related to the 2008 Restructuring Program. Since inception of the 2008 Restructuring Program through December 31, 2010, Merck has recorded total pretax accumulated costs of $1.6 billion and eliminated approximately 5,800 positions comprised of employee separations and the elimination of contractors and vacant positions. The 2008 Restructuring Program is expected to be completed by the end of 2011 with the total cumulative pretax costs estimated to be $1.6 billion to $2.0 billion. The Company estimates that two-thirds of the cumulative pretax costs relate to cash outlays, primarily from employee separation expense. Approximately one-third of the cumulative pretax costs are non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested.

2005 Global Restructuring Program
In November 2005, Old Merck announced a global restructuring program (the “2005 Restructuring Program”) designed to reduce the cost structure, increase efficiency and enhance competitiveness which was substantially complete at the end of 2008.

For segment reporting, restructuring charges are unallocated expenses.

The following table summarizes the charges related to Merger Restructuring Program and 2008 and 2005 Restructuring Program activities by type of cost:

	Separation	Accelerated
Year Ended December 31, 2010	Costs	Depreciation	Other	Total

Merger Restructuring Program

Materials and production	$—	$241	$74	$315
Marketing and administrative	—	145	2	147
Research and development	—	364	54	418
Restructuring costs	708	—	207	915

	708	750	337	1,795

2008 Restructuring Program

Materials and production	—	67	25	92
Marketing and administrative	—	—	(3)	(3)
Research and development	—	10	—	10
Restructuring costs	60	—	17	77

	60	77	39	176

	$768	$827	$376	$1,971

Year Ended December 31, 2009

Merger Restructuring Program

Materials and production	$—	$43	$—	$43
Research and development	—	—	—	—
Restructuring costs	1,338	—	79	1,417

	1,338	43	79	1,460

2008 Restructuring Program

Materials and production	—	70	(5)	65
Research and development	—	228	4	232
Restructuring costs	14	—	164	178

	14	298	163	475

	$1,352	$341	$242	$1,935

Year Ended December 31, 2008

2008 Restructuring Program

Materials and production	$—	$34	$25	$59
Research and development	—	127	—	127
Restructuring costs	685	—	51	736

	685	161	76	922

2005 Restructuring Program

Materials and production	—	55	9	64
Research and development	—	1	—	1
Restructuring costs	272	—	25	297

	272	56	34	362

	$957	$217	$110	$1,284

Separation costs are associated with actual headcount reductions, as well as those headcount reductions which were probable and could be reasonably estimated. During 2010, approximately 11,410 positions were eliminated related to the Merger Restructuring Program and approximately 890 positions were eliminated related to the 2008 Restructuring Program. During 2009, approximately 3,160 positions were eliminated related to the 2008 Restructuring Program and approximately 140 positions were eliminated related to the Merger Restructuring Program. During 2009, certain employees anticipated to be separated as part of planned restructuring actions for the 2008 Restructuring Program were instead transferred to the buyer in conjunction with the sale of a facility. Accordingly, the accrual of separation costs associated with these employees was reversed resulting in a reduction to expenses. During 2008, approximately 1,750 positions were eliminated related to the 2008 Restructuring Program and approximately 4,050 positions were eliminated related to the 2005 Restructuring Program. These position eliminations are comprised of actual headcount reductions, and the elimination of contractors and vacant positions.

Accelerated depreciation costs primarily relate to manufacturing, research and administrative facilities to be sold or closed as part of the programs. Accelerated depreciation costs represent the difference between the depreciation expense to be recognized over the revised useful life of the site, based upon the anticipated date the site will be closed or divested, and depreciation expense as determined utilizing the useful life prior to the restructuring actions. All of the sites have and will continue to operate up through the respective closure dates, and since future cash flows were sufficient to recover the respective book values, Merck was required to accelerate depreciation of the site assets rather than write them off immediately. The site assets include manufacturing, research and administrative facilities and equipment.

Other activity in 2010, 2009 and 2008 includes $152 million, $15 million and $29 million, respectively, of asset abandonment, shut-down and other related costs and, in 2010, approximately $65 million of contract termination costs. Additionally, other activity includes $88 million, $109 million and $88 million in 2010, 2009 and 2008, respectively, for other employee-related costs such as curtailment, settlement and termination charges on pension and other postretirement benefit plans (see Note 15) and share-based compensation costs. Other activity also reflects net pretax gains (losses) resulting from sales of facilities and related assets in 2010, 2009 and 2008 of $49 million, $(52) million and $52 million, respectively.

Adjustments to the recorded amounts were not material in any period.

The following table summarizes the charges and spending relating to Merger Restructuring Program and 2008 and 2005 Restructuring Program activities:

	Separation	Accelerated
	Costs	Depreciation	Other		Total

Merger Restructuring Program

Restructuring reserves January 1, 2009	$—	$—	$—		$—
Expense	1,338	43	79		1,460
(Payments) receipts, net	(35)	—	(58)		(93)
Non-cash activity	—	(43)	(21)		(64)

Restructuring reserves December 31, 2009	1,303	—	—		1,303

Expense	708	750	337		1,795
(Payments) receipts, net	(1,152)	—	(143)		(1,295)
Non-cash activity	—	(750)	(130)		(880)

Restructuring reserves December 31, 2010(1)	$859	$—	$64		$923

2008 Restructuring Program

Restructuring reserves January 1, 2009	$608	$—	$—		$608
Expense	14	298	163		475
(Payments) receipts, net	(373)	—	(154	)(2)	(527)
Non-cash activity	—	(298)	(9)		(307)

Restructuring reserves December 31, 2009	$249	$—	$—		$249

Expense	$60	$77	$39		$176
(Payments) receipts, net	(113)	—	(15)		(128)
Non-cash activity	—	(77)	(24)		(101)

Restructuring reserves December 31, 2010(1)	$196	$—	$—		$196

2005 Restructuring Program

Restructuring reserves January 1, 2009	$115	$—	$—		$115
(Payments) receipts, net	(77)	—	—		(77)

Restructuring reserves December 31, 2009	$38	$—	$—		$38
(Payments) receipts, net	(17)	—	—		(17)

Restructuring reserves December 31, 2010(1)	$21	$—	$—		$21

(1)	The cash outlays associated with the Merger Restructuring Program are expected to be substantially completed by the end of 2012. The cash outlays associated with the remaining restructuring reserve for the 2008 Restructuring Program are expected to be completed by the end of 2011.

(2)	Includes proceeds from the sales of facilities in connection with restructuring actions.

Legacy Schering-Plough Program
Prior to the Merger, Schering-Plough commenced a Productivity Transformation Program which was designed to reduce and avoid costs and increase productivity. For the post-Merger period through December 31, 2009, the Company recorded $46 million of costs related to this program, including $39 million of employee separation costs included in Restructuring costs and $7 million of accelerated depreciation costs included in Materials and production costs. The remaining reserve associated with this program was $80 million at December 31, 2009. During 2010, the Company recorded $22 million of accelerated depreciation costs included in Materials and production costs and a $7 million net gain in Restructuring costs, primarily related to the sale of a manufacturing facility, and made payments of $33 million under this plan, resulting in a remaining reserve of

$47 million at December 31, 2010. In connection with this program, approximately 165 positions were eliminated in 2010 and 225 positions were eliminated in the post-merger period in 2009.

5.	Acquisitions, Research Collaborations and License Agreements

In December 2010, the Company acquired all of the outstanding stock of SmartCells, a private company developing a glucose responsive insulin formulation for the treatment of diabetes mellitus. The total purchase consideration, which the Company determined had a fair value at the acquisition date of $138 million, included an upfront cash payment, contingent consideration consisting of future clinical development and regulatory milestones, as well as contingent consideration on future sales of products resulting from the acquisition. The transaction was accounted for under the acquisition method of accounting; accordingly, the assets and liabilities were recorded at their respective fair values on the acquisition date. The determination of fair value requires management to make significant estimates and assumptions. In connection with the acquisition, substantially all of the preliminary purchase price was allocated to IPR&D and the remaining net assets acquired were not significant. The fair value of the contingent consideration was determined by utilizing a probability weighted estimated cash flow stream adjusted for the expected timing of each payment. Subsequent to the acquisition date, on a quarterly basis, the contingent consideration liability will be remeasured at current fair value with changes recorded in earnings. The results of operations of SmartCells have been included in the Company’s results of operations from the date of acquisition and were not significant. Certain estimated values are not yet finalized and may be subject to change. The Company expects to finalize these amounts as soon as possible, but no later than one year from the acquisition date.

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

In May 2010, Merck announced that it had restructured its co-development and co-commercialization agreement with ARIAD Pharmaceuticals, Inc. (“ARIAD”) for ridaforolimus (MK-8669), an investigational orally available mTOR inhibitor currently being evaluated for the treatment of multiple cancer types, to an exclusive license agreement. Under the restructured agreement, Merck has acquired full control of the development and worldwide commercialization of ridaforolimus. ARIAD received a $50 million upfront fee, which the Company recorded as research and development expense in 2010, and is eligible to receive milestone payments associated with regulatory filings and approvals of ridaforolimus in multiple cancer indications and achievement of significant sales thresholds. In lieu of the profit split on U.S. sales provided for in the previous agreement, ARIAD will now receive royalties on global net sales of ridaforolimus, and all sales will be recorded by Merck. Merck has assumed responsibility for all activities and has acquired decision rights on matters relating to the development, manufacturing and commercialization of ridaforolimus. The Investigational New Drug Application has been transferred to Merck, and Merck will file the marketing application worldwide for any oncology indications and lead all interactions with regulatory agencies. The agreement is terminable by Merck upon nine months notice, or immediately upon a good faith determination of a serious safety issue. The agreement is terminable by either party as a result of insolvency by the other party or an uncured material breach by the other party or by ARIAD for a failure by Merck to perform certain product development responsibilities.

In July 2009, Old Merck and Portola Pharmaceuticals, Inc. (“Portola”) signed an exclusive global collaboration and license agreement for the development and commercialization of betrixaban (MK-4448), an investigational oral Factor Xa inhibitor anticoagulant currently in clinical development for the prevention of stroke in patients with atrial fibrillation. In return for an exclusive worldwide license to betrixaban, Old Merck paid Portola an initial fee of $50 million at closing, which was recorded in Research and development expense. Portola is eligible to receive additional cash payments totaling up to $420 million upon achievement of certain development, regulatory and commercialization milestones, as well as double-digit royalties on worldwide sales of betrixaban, if approved. Merck has assumed all development and commercialization costs, including the costs of Phase III clinical trials. Portola retains an option (a) to co-fund Phase III clinical trials in return for additional royalties and (b) to co-promote betrixaban with Merck in the United States. The term of the agreement commenced in August 2009 and, unless terminated earlier, will continue until there are no remaining royalty payment obligations in a country, at which time the agreement will expire in its entirety in such country. The agreement may be terminated by either party in the event of a material uncured breach or bankruptcy of a party. The agreement may be terminated by Merck in the event that the parties or Merck decide to cease development of betrixaban for safety or efficacy. In addition, Merck may terminate the agreement at any time upon 180 days prior written notice. Portola may terminate the agreement in the event that Merck challenges any Portola patent covering betrixaban. Upon termination of the agreement, depending upon the circumstances, the parties have varying rights and obligations with respect to the continued development and commercialization of betrixaban and, in the case of termination for cause by Merck, certain royalty obligations.

In April 2009, Old Merck, Medarex, Inc. (“Medarex”), which is now a wholly-owned subsidiary of Bristol-Myers Squibb, and Massachusetts Biologic Laboratories (“MBL”) of the University of Massachusetts Medical School announced an exclusive worldwide license agreement for CDA-1 and CDB-1 (MK-3415A), an investigational fully human monoclonal antibody combination developed to target and neutralize Clostridium difficile toxins A and B, for the treatment of C. difficile infection. CDA-1 and CDB-1 were co-developed by Medarex and MBL. Under the terms of the agreement, Merck gained worldwide rights to develop and commercialize CDA-1 and CDB-1. Medarex and MBL received an aggregate upfront payment of $60 million upon closing, which was recorded in Research and development expense, and are potentially eligible to receive additional cash payments up to $165 million in the aggregate upon achievement of certain milestones associated with the development and approval of a drug candidate covered by this agreement. Upon commercialization, Medarex and MBL will also be eligible to receive double-digit royalties on product sales and milestones if certain sales targets are met. The term of the agreement commenced on the closing date and, unless terminated earlier, will continue until there are no remaining royalty payment obligations in a country, at which time the agreement will expire in its entirety in such country. Either party may terminate this agreement for uncured material breach by the other party, or bankruptcy or insolvency of the other party. Merck may terminate this agreement at any time upon providing 180 days prior written notice to Medarex and MBL.

Also, in April 2009, Old Merck and Santen Pharmaceutical Co., Ltd. (“Santen”) announced a worldwide licensing agreement for tafluprost (MK-2452), a prostaglandin analogue under investigation in the United States. Tafluprost, preserved and/or preservative-free formulations, has received marketing approval for the reduction of elevated intraocular pressure in open-angle glaucoma and ocular hypertension in several European and Nordic countries as well as Japan and has been filed for approval in other international markets. Under the terms of the agreement, Merck paid a fee, which was capitalized and will be amortized to Materials and production costs over the life of the underlying patent, and will pay milestones and royalty payments based on future sales of tafluprost (both preserved and preservative-free formulations) in exchange for exclusive commercial rights to tafluprost in Western Europe (excluding Germany), North America, South America, Africa, Middle East, India and Australia. Santen will retain commercial rights to tafluprost in most countries in Eastern Europe, Northern Europe and Asia Pacific, including Japan. Merck will provide promotion support to Santen in Germany and Poland. If tafluprost is approved in the United States, Santen has an option to co-promote it there. The agreement between Merck and Santen expires on a country-by-country basis on the last to occur of (a) the expiry of the last to expire valid patent claim; or (b) the expiration of the last to expire royalty. Merck may terminate the agreement at any time upon 90 days prior written notice and also at any time upon 60 days prior written notice if Merck determines that the product presents issues of safety or tolerability. In addition, Merck may terminate the agreement in the event that any of the enumerated agreements between Santen and the co-owner/licensor of certain intellectual property terminate or expire and this materially adversely affects Merck. If either Merck or Santen materially breaches the agreement and fails to cure after receiving notice, then the non-breaching party may terminate the agreement. The agreement provides for termination by the non-insolvent party due to bankruptcy by the other party. Finally, the agreement will terminate if, during the term, Merck develops or commercializes a competitive product (as that term is defined in the agreement).

In addition, in April 2009, Old Merck and Cardiome Pharma Corp. (“Cardiome”) announced a collaboration and license agreement for the development and commercialization of vernakalant (MK-6621), an investigational candidate for the treatment of atrial fibrillation. The agreement provides Merck with exclusive global rights to the oral formulation of vernakalant (“vernakalant (oral)”) for the maintenance of normal heart rhythm in patients with atrial fibrillation, and provides a Merck affiliate, Merck Sharp & Dohme (Switzerland) GmbH, with exclusive rights outside of the United States, Canada and Mexico to the intravenous (“IV”) formulation of vernakalant (“vernakalant (IV)”) for rapid conversion of acute atrial fibrillation to normal heart rhythm. Under the terms of the agreement, Old Merck paid Cardiome an initial fee of $60 million upon closing, which was recorded in Research and development expense. In addition, Cardiome is eligible to receive up to $200 million in payments based on achievement of certain milestones associated with the development and approval of vernakalant products (including $15 million paid in 2009 for submission for regulatory approval in Europe of vernakalant (IV), $30 million paid in 2010 upon receipt of marketing approval for vernakalant (IV) (Brinavess) in the EU, Iceland and Norway, and potential future payments of $20 million for initiation of a planned Phase III program for vernakalant (oral)) and up to $100 million for milestones associated with approvals in other subsequent indications of both the intravenous and oral formulations. In September 2010, Merck announced that vernakalant (IV) (Brinavess) was granted marketing approval in the EU, Iceland and Norway. Also, Cardiome will receive tiered royalty payments on sales of any approved products and has the potential to receive up to $340 million in milestone payments based on achievement of significant sales thresholds. Cardiome has retained an option to co-promote vernakalant (oral) with Merck through a hospital-based sales force in the United States. Merck will be responsible for all future costs associated with the development, manufacturing and commercialization of these candidates. This agreement continues in effect until the expiration of Cardiome’s co-promotion rights and all royalty and milestone payment obligations. This agreement may be terminated in the event of insolvency or a material uncured breach by either party. Additionally, the collaboration may be terminated by Merck in the event that Merck determines (in good faith) that it is not advisable to continue the development or commercialization of a vernakalant product as a result of a serious safety issue. In addition, Merck may terminate the agreement at any time upon 12 months prior written notice. Cardiome may terminate the agreement in the event that Merck challenges any Cardiome patent covering vernakalant. Upon termination of the agreement, depending upon the circumstances, the parties have varying rights and obligations with respect to the continued development and commercialization of vernakalant and in some cases continuing royalty obligations. Merck has granted Cardiome a secured, interest-bearing credit facility of up to $100 million that Cardiome may access in tranches over several years commencing in 2010.

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

Cozaar/Hyzaar
In 1989, Old Merck and E.I. duPont de Nemours and Company (“DuPont”) agreed to form a long-term research and marketing collaboration to develop a class of therapeutic agents for high blood pressure and heart disease, discovered by DuPont, called angiotensin II receptor antagonists, which include Cozaar and Hyzaar. In return, Old Merck provided DuPont marketing rights in the United States and Canada to its prescription medicines, Sinemet and Sinemet CR (the Company has recently regained global marketing rights to Sinemet and Sinemet CR). Pursuant to a 1994 agreement with DuPont, the Company has an exclusive licensing agreement to market Cozaar and Hyzaar, which are both registered trademarks of DuPont, in return for royalties and profit share payments to DuPont. The patents that provided market exclusivity in the United States for Cozaar and Hyzaar expired in April 2010. In addition, Cozaar and Hyzaar lost patent protection in a number of major European markets in March 2010.

Remicade/Simponi
In 1998, a subsidiary of Schering-Plough entered into a licensing agreement with Centocor Ortho Biotech, Inc. (“Centocor”), a Johnson & Johnson company, to market Remicade, which is prescribed for the treatment of inflammatory diseases. In 2005, Schering-Plough’s subsidiary exercised an option under its contract with Centocor for license rights to develop and commercialize Simponi (golimumab), a fully human monoclonal antibody. The Company has exclusive marketing rights to both products outside the United States, Japan and certain other Asian markets. In December 2007, Schering-Plough and Centocor revised their distribution agreement regarding the development, commercialization and distribution of both Remicade and Simponi, extending the Company’s rights to exclusively market Remicade to match the duration of the Company’s exclusive marketing rights for Simponi. In addition, Schering-Plough and Centocor agreed to share certain development costs relating to Simponi’s auto-injector delivery system. On October 6, 2009, the European Commission approved Simponi as a treatment for rheumatoid arthritis and other immune system disorders in two presentations — a novel auto-injector and a prefilled syringe. As a result, the Company’s marketing rights for both products extend for 15 years from the first commercial sale of Simponi in the EU following the receipt of pricing and reimbursement approval within the EU. After operating expenses and subject to certain adjustments, the Company was entitled to receive an approximate 60% share of profits on the Company’s distribution in the Company’s marketing territory through December 31, 2009. Beginning in 2010, the Company’s share of profits change over time to a 50% share of profits by 2014 for both products and the share of profits will remain fixed thereafter for the remainder of the term. The Company may independently develop and market Simponi for a Crohn’s disease indication in its territories, with an option for Centocor to participate. See Note 12 for a discussion of the arbitration involving the Company’s rights to market Remicade and Simponi.

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

The fair value of these derivative contracts are recorded as either assets (gain positions) or liabilities (loss positions) in the Consolidated Balance Sheet. Changes in the fair value of derivative contracts are recorded each period in either current earnings or Other comprehensive income (“OCI”), depending on whether the derivative is designated as part of a hedge transaction, and if so, the type of hedge transaction. For derivatives that are designated as cash flow hedges, the effective portion of the unrealized gains or losses on these contracts is recorded in AOCI and reclassified into Sales when the hedged anticipated revenue is recognized. The hedge relationship is highly effective and hedge ineffectiveness has been de minimis. For those derivatives which are not designated as cash flow hedges, unrealized gains or losses are recorded to Sales each period. The cash flows from these contracts are reported as operating activities in the Consolidated Statement of Cash Flows. The Company does not enter into derivatives for trading or speculative purposes.

The primary objective of the balance sheet risk management program is to mitigate the exposure of foreign currency denominated net monetary assets of foreign subsidiaries where the U.S. dollar is the functional currency from the effects of volatility in foreign exchange that might occur prior to their conversion to U.S. dollars. In these instances, Merck principally utilizes forward exchange contracts, which enable the Company to buy and sell foreign currencies in the future at fixed exchange rates and economically offset the consequences of changes in foreign exchange from the monetary assets. Merck routinely enters into contracts to offset the effects of exchange on exposures denominated in developed country currencies, primarily the euro and Japanese yen. For exposures in developing country currencies, the Company will enter into forward contracts to partially offset the effects of exchange on exposures when it is deemed economical to do so based on a cost-benefit analysis that considers the magnitude of the exposure, the volatility of the exchange rate and the cost of the hedging instrument. The Company will also minimize the effect of exchange on monetary assets and liabilities by managing operating activities and net asset positions at the local level.

Foreign currency denominated monetary assets and liabilities of foreign subsidiaries where the U.S. dollar is the functional currency are remeasured at spot rates in effect on the balance sheet date with the effects of changes in spot rates reported in Other (income) expense, net. The forward contracts are not designated as hedges and are marked to market through Other (income) expense, net. Accordingly, fair value changes in the forward contracts help mitigate the changes in the value of the remeasured assets and liabilities attributable to changes in foreign currency exchange rates, except to the extent of the spot-forward differences. These differences are not significant due to the short-term nature of the contracts, which typically have average maturities at inception of less than one year.

When applicable, the Company uses forward contracts to hedge the changes in fair value of certain foreign currency denominated available-for-sale securities attributable to fluctuations in foreign currency exchange rates. These derivative contracts are designated as fair value hedges. Accordingly, changes in the fair value of the hedged securities due to fluctuations in spot rates are recorded in Other (income) expense, net, and are offset by the fair value changes in the forward contracts attributable to spot rate fluctuations. Changes in the contracts’ fair value due to spot-forward differences are excluded from the designated hedge relationship and recognized in Other (income) expense, net. These amounts, as well as hedge ineffectiveness, were not significant for the years ended December 31, 2010, 2009 or 2008. The cash flows from these contracts are reported as operating activities in the Consolidated Statement of Cash Flows.

Foreign exchange risk is also managed through the use of foreign currency debt. The Company’s senior unsecured euro-denominated notes have been designated as, and are effective as, economic hedges of the net investment in a foreign operation. Accordingly, foreign currency transaction gains or losses on the euro-denominated debt instruments are included in foreign currency translation adjustment within OCI.

During 2010, the Company began using forward exchange contracts to hedge its net investment in foreign operations against adverse movements in exchange rates. The forward contracts are designated as hedges of the net investment in a foreign operation. The Company hedges a portion of the net investment in certain of its foreign operations and measures ineffectiveness based upon changes in spot foreign exchange rates. The effective portion of the unrealized gains or losses on these contracts is recorded in foreign currency translation adjustment within OCI, and remains in OCI until either the sale or complete or substantially complete liquidation of the subsidiary. The cash flows from these contracts are reported as investing activities in the Consolidated Statement of Cash Flows.

Interest Rate Risk Management
At December 31, 2010, the Company was a party to 13 pay-floating, receive-fixed interest rate swap contracts designated as fair value hedges of fixed-rate notes in which the notional amounts match the amount of the hedged fixed-rate notes. There are two swaps maturing in 2011 with notional amounts of $125 million each that effectively convert the Company’s $250 million, 5.125% fixed-rate notes due 2011 to floating rate instruments and five swaps maturing in 2015 with notional amounts of $150 million each that effectively convert $750 million of the Company’s $1.0 billion, 4.0% fixed-rate notes due 2015 to floating rate instruments. In addition, there are six swaps maturing in 2016, two of which have notional amounts of $175 million each, and four of which have notional amounts of $125 million each, that effectively convert the Company’s $850 million, 2.25% fixed-rate notes due 2016 to floating rate instruments. The interest rate swap contracts are designated hedges of the fair value changes in the notes attributable to changes in the benchmark London Interbank Offered Rate (“LIBOR”) swap rate. The fair value changes in the notes attributable to changes in the benchmark interest rate are recorded in interest expense and offset by the fair value changes in the swap contracts. The cash flows from these contracts are reported as operating activities in the Consolidated Statement of Cash Flows.

Presented in the table below is the fair value of derivatives segregated between those derivatives that are designated as hedging instruments and those that are not designated as hedging instruments as of December 31:

		2010			2009
		Fair Value of Derivative		U.S. Dollar	Fair Value of Derivative		U.S. Dollar
($ in millions)	Balance Sheet Caption	Asset	Liability	Notional	Asset	Liability	Notional

Derivatives Designated as Hedging Instruments

Foreign exchange contracts (current)	Deferred income taxes and other current assets	$167	$—	$2,344	$139	$—	$3,050
Foreign exchange contracts (non-current)	Other assets	310	—	3,720	153	—	2,118
Foreign exchange contracts (current)	Accrued and other current liabilities	—	18	1,505	—	34	659
Foreign exchange contracts (non-current)	Deferred income taxes and noncurrent liabilities	—	6	503	—	—	—
Interest rate swaps (non-current)	Other assets	56	—	1,000	27	—	1,000
Interest rate swaps (non-current)	Deferred income taxes and noncurrent liabilities	—	7	850	—	—	—

		$533	$31	$9,922	$319	$34	$6,827

Derivatives Not Designated as Hedging Instruments

Foreign exchange contracts (current)	Deferred income taxes and other current assets	$95	$—	$6,295	$60	$—	$2,842
Foreign exchange contracts (current)	Accrued and other current liabilities	—	30	4,229	—	39	2,104

		$95	$30	$10,524	$60	$39	$4,946

		$628	$61	$20,446	$379	$73	$11,773

The table below provides information on the location and pretax gain or loss amounts for derivatives that are: (i) designated in a fair value hedging relationship, (ii) designated in a cash flow hedging relationship, (iii) designated in a foreign currency hedging relationship (net investment hedge) and (iv) not designated in a hedging relationship:

Years Ended December 31	2010	2009

Derivatives designated in fair value hedging relationships
Interest rate swap contracts
Amount of gain recognized in Other (income) expense, net on derivatives	$(23)	$(3)
Amount of loss recognized in Other (income) expense, net on hedged item	23	3
Foreign exchange contracts
Amount of gain recognized in Other (income) expense, net on derivatives	—	(5)
Amount of loss recognized in Other (income) expense, net on hedged item	—	9
Derivatives designated in foreign currency cash flow hedging relationships
Foreign exchange contracts
Amount of loss reclassified from AOCI to Sales	7	61
Amount of (gain) loss recognized in OCI on derivatives	(103)	310
Derivatives designated in foreign currency net investment hedging relationships
Foreign exchange contracts
Amount of gain recognized in Other (income) expense, net on derivatives(1)	(1)	—
Amount of loss recognized in OCI on derivatives	24	—
Derivatives not designated in a hedging relationship
Foreign exchange contracts
Amount of (gain) loss recognized in Other (income) expense, net on derivatives(2)	(33)	41
Amount of gain recognized in Sales on hedged item	(81)	—

(1)	There was no ineffectiveness on the hedge. Represents the amount excluded from hedge effectiveness testing.

(2)	These derivative contracts mitigate changes in the value of remeasured foreign currency denominated monetary assets and liabilities attributable to changes in foreign currency exchange rates.

At December 31, 2010, the Company estimates $22 million of pretax net unrealized gain on derivatives maturing within the next 12 months that hedge foreign currency denominated sales over that same period will be reclassified from AOCI to Sales. The amount ultimately reclassified to Sales may differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity.

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

Level 3 — Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company’s Level 3 assets include certain mortgage-backed securities with limited market activity. At December 31, 2010, $13 million, or approximately 0.4%, of the Company’s investment securities were categorized as Level 3 assets.

If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities measured at fair value on a recurring basis at December 31 are summarized below:

	Fair Value Measurements Using				Fair Value Measurements Using
	Quoted Prices	Significant			Quoted Prices	Significant
	In Active	Other	Significant		In Active	Other	Significant
	Markets for	Observable	Unobservable		Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs		Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total

	2010				2009

Assets
Investments
Corporate notes and bonds	$—	$1,133	$—	$1,133	$—	$205	$—	$205
Commercial paper	—	1,046	—	1,046	—	—	—	—
U.S. government and
agency securities	—	500	—	500	—	216	—	216
Municipal securities	—	361	—	361	—	187	—	187
Asset-backed securities (1)	—	171	—	171	—	36	—	36
Mortgage-backed securities (1)	—	99	13	112	—	—	—	—
Foreign government bonds	—	10	—	10	—	—	—	—
Equity securities	117	23	—	140	39	39	—	78
Other debt securities	—	3	—	3	—	3	—	3

	117	3,346	13	3,476	39	686	—	725

Other assets
Securities held for employee
compensation	181	—	—	181	108	14	—	122
Other assets	—	—	—	—	—	55	72	127

	181	—	—	181	108	69	72	249

Derivative assets (2)
Purchased currency options	—	477	—	477	—	292	—	292
Forward exchange contracts	—	95	—	95	—	60	—	60
Interest rate swaps	—	56	—	56	—	27	—	27

	—	628	—	628	—	379	—	379

Total assets	$298	$3,974	$13	$4,285	$147	$1,134	$72	$1,353

Liabilities
Derivative liabilities (2)
Forward exchange contracts	$—	$54	$—	$54	$—	$73	$—	$73
Interest rate swaps	—	7	—	7	—	—	—	—

Total liabilities	$—	$61	$—	$61	$—	$73	$—	$73

(1)	Substantially all of the asset-backed securities are highly-rated (Standard & Poor’s rating of AAA and Moody’s Investors Service rating of Aaa), secured primarily by credit card, auto loan, and home equity receivables, with weighted-average lives of primarily 5 years or less. Mortgage-backed securities represent AAA-rated securities issued or unconditionally guaranteed as to payment of principal and interest by U.S. government agencies.

(2)	The fair value determination of derivatives includes an assessment of the credit risk of counterparties to the derivatives and the Company’s own credit risk, the effects of which were not significant.

There were no significant transfers between Level 1 and Level 2 during 2010. As of December 31, 2010, Cash and cash equivalents of $10.9 billion included $10.3 billion of cash equivalents.

Level 3 Valuation Techniques
Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial assets also include certain investment securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. The Company’s Level 3 investment securities include certain mortgage-backed securities. These securities were valued primarily using pricing models for which management understands the methodologies. These models incorporate transaction details such as contractual terms, maturity, timing and amount of future cash inflows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	2010			2009
	Available-			Available-
	for-Sale	Other		for-Sale	Other
	Investments	Assets	Total	Investments	Assets	Total

Beginning balance January 1	$—	$72	$72	$—	$97	$97
Net transfers in to (out of) Level 3(1)(2)	13	(13)	—	27	14	41
Purchases, sales, settlements, net	—	(67)	(67)	(27)	(49)	(76)
Total realized and unrealized gains (losses)
Included in:
Earnings(3)	—	18	18	1	(4)	(3)
Comprehensive income	—	(10)	(10)	(1)	14	13

Ending balance December 31	$13	$—	$13	$—	$72	$72

Losses recorded in earnings for Level 3 assets still held at December 31	$—	$—	$—	$—	$3	$3

(1)	Transfers in and out of Level 3 are deemed to occur at the beginning of the quarter in which the transaction takes place.

(2)	During 2010 and 2009, investments in the aggregate amount of $13 million and $27 million, respectively, which were no longer pledged as collateral, were reclassified from other assets to available-for-sale investments.

(3)	Amounts are recorded in Other (income) expense, net.

Financial Instruments not Measured at Fair Value
Some of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature, such as cash and cash equivalents, receivables and payables.

The estimated fair value of loans payable and long-term debt (including current portion) at December 31, 2010 was $18.7 billion compared with a carrying value of $17.9 billion and at December 31, 2009 was $17.7 billion compared with a carrying value of $17.5 billion. Fair value was estimated using quoted dealer prices.

A summary of gross unrealized gains and losses on available-for-sale investments recorded in AOCI at December 31 is as follows:

	2010				2009
	Fair	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized
	Value	Cost	Gains(1)	Losses(1)	Value	Cost	Gains(1)	Losses(1)

Corporate notes and bonds	$1,133	$1,124	$12	$(3)	$209	$207	$3	$(1)
Commercial paper	1,046	1,046	—	—	—	—	—	—
U.S. government and agency
securities	500	501	1	(2)	216	216	1	(1)
Municipal securities	361	359	4	(2)	187	185	3	(1)
Asset-backed securities	171	170	1	—	79	69	10	—
Mortgage-backed securities	112	108	5	(1)	79	66	14	(1)
Foreign government bonds	10	10	—	—	—	—	—	—
Other debt securities	3	1	2	—	22	19	10	(7)
Equity securities	321	295	34	(8)	182	162	28	(8)

	$3,657	$3,614	$59	$(16)	$974	$924	$69	$(19)

(1)	At December 31, 2010 there were no amounts pledged as collateral. At December 31, 2009, gross unrealized gains (losses) related to amounts pledged as collateral (see Note 17) were $26 million and $(0.3) million at December 31, 2009, respectively.

Available-for-sale debt securities included in Short-term investments totaled $1.3 billion at December 31, 2010. Of the remaining debt securities, $1.6 billion mature within five years. At December 31, 2010, there were no debt securities pledged as collateral.

Concentrations of Credit Risk
On an ongoing basis, the Company monitors concentrations of credit risk associated with corporate issuers of securities and financial institutions with which it conducts business. Credit exposure limits are established to limit a concentration with any single issuer or institution. Cash and investments are placed in instruments that meet high credit quality standards, as specified in the Company’s investment policy guidelines. Approximately half of the Company’s cash and cash equivalents are invested in three highly rated money market funds.

The majority of the Company’s accounts receivable arise from product sales in the United States and Europe and are primarily due from drug wholesalers and retailers, hospitals, government agencies, managed health care providers and pharmacy benefit managers. The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in their credit profile. The Company also continues to monitor economic conditions, including the volatility associated with international sovereign economies, and associated impacts on the financial markets and its business, taking into consideration the global economic downturn and the sovereign debt issues in certain European countries. The Company believes the credit and economic conditions within Greece, Spain, Italy and Portugal, among other members of the EU, have deteriorated during 2010. These conditions, as well as inherent variability of timing of cash receipts, have resulted in, and may continue to result in, an increase in the average length of time that it takes to collect accounts receivable outstanding. As of December 31, 2010, the Company’s accounts receivable in Greece, Italy, Spain and Portugal totaled approximately $1.4 billion of which hospital and public sector receivables in Greece were approximately 15%. As of December 31, 2010, the Company’s total accounts receivable outstanding for more than one year were approximately $390 million, of which approximately $340 million related to accounts receivable in Greece, Italy, Spain and Portugal. During 2010, the Greek government announced it would exchange zero coupon bonds for outstanding 2007-2009 accounts receivable related to certain government sponsored institutions. The Company has received substantially all of the bonds in settlement of the $170 million of 2007-2009 accounts receivable.

The Company’s five largest U.S. customers, Cardinal Health, Inc., AmerisourceBergen Corporation, McKesson Corporation, Wal-Mart Stores, Inc. and Medco Health Solutions, Inc., represented, in aggregate, approximately one-fifth of accounts receivable at December 31, 2010. The Company monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. Bad debts have been minimal. The Company does not normally require collateral or other security to support credit sales.

Derivative financial instruments are executed under International Swaps and Derivatives Association master agreements. The master agreements with several of the Company’s financial institution counterparties also include credit support annexes. These annexes contain provisions that require collateral to be exchanged depending on the value of the derivative assets and liabilities, the Company’s credit rating, and the credit rating of the counterparty. As of December 31, 2010 and 2009, the Company had received cash collateral of $157 million and $69 million, respectively, from various counterparties which is recorded in Accrued and other current liabilities. The Company had not advanced any cash collateral to counterparties as of December 31, 2010 or 2009.

8.	Inventories

Inventories at December 31 consisted of:

	2010	2009

Finished goods	$1,484	$2,466
Raw materials and work in process	5,449	6,583
Supplies	315	323

Total (approximates current cost)	7,248	9,372
Reduction to LIFO costs	(186)	(167)

	$7,062	$9,205

Recognized as:
Inventories	$5,868	$8,048
Other assets	1,194	1,157

As of December 31, 2010 and 2009, $225 million and $2.3 billion, respectively, of purchase accounting adjustments to inventories remained which are recognized as a component of Materials and production costs as the related inventories are sold. Inventories valued under the LIFO method comprised approximately 26% and 21% of inventories at December 31, 2010 and 2009, respectively. Amounts recognized as Other assets are comprised almost entirely of raw materials and work in process inventories. As of December 31, 2010, these amounts included approximately $1.0 billion of inventories not expected to be sold within one year and $197 million of inventories produced in preparation for product launches.

9.	Goodwill and Other Intangibles

As a result of the Merger (see Note 3), the Company recorded $10.6 billion of goodwill and $41.0 billion of acquired identifiable intangible assets, including acquired IPR&D. The Company recorded an additional $7.3 billion of intangible assets in conjunction with the remeasurement of Merck’s previously held equity interest in the MSP Partnership.

The following table summarizes goodwill activity by segment:

		All
	Pharmaceutical	Other	Total

Goodwill balance January 1, 2009	$1,099	$340	$1,439
Additions	8,906	1,693	10,599

Goodwill balance December 31, 2009	10,005	2,033	12,038

Additions	166	—	166
Other(1)	174	—	174

Goodwill balance December 31, 2010	$10,345	$2,033	$12,378

(1)	Other includes cumulative translation adjustments on goodwill balances.

Other intangibles at December 31 consisted of:

	2010			2009
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Products and product rights	$40,797	$6,953	$33,844	$41,504	$2,302	$39,202
In-process research and development(1)	3,885	—	3,885	6,692	—	6,692
Tradenames	1,565	123	1,442	1,570	52	1,518
Other	858	573	285	816	471	345

Total identifiable intangible assets	$47,105	$7,649	$39,456	$50,582	$2,825	$47,757

(1)	Amounts capitalized as in-process research and development are accounted for as indefinite-lived intangible assets, subject to impairment testing until completion or abandonment of the projects. Upon successful completion of each project, the Company will make a separate determination as to the useful life of the assets and begin amortization. During 2010, the Company recorded $2.4 billion of in-process research and development (“IPR&D”) impairment charges (see Note 3). Also, during 2010, approximately $378 million of IPR&D was reclassified to products and product rights upon receipt of marketing approval in a major market.

Aggregate amortization expense primarily recorded within Materials and production costs was $4.7 billion in 2010, $922 million in 2009 and $186 million in 2008. The estimated aggregate amortization expense for each of the next five years is as follows: 2011, $4.6 billion; 2012, $4.5 billion; 2013, $4.5 billion; 2014, $4.3 billion; 2015, $3.7 billion.

10.	Joint Ventures and Other Equity Method Affiliates

Equity income from affiliates reflects the performance of the Company’s joint ventures and other equity method affiliates and was comprised of the following:

Years Ended December 31	2010	2009	2008

AstraZeneca LP	$546	$674	$598
Merck/Schering-Plough(1)	—	1,195	1,536
Other(2)	41	366	427

	$587	$2,235	$2,561

(1)	Upon completion of the Merger in 2009, the MSP Partnership became wholly-owned by the Company (see below).
(2)	Primarily reflects results from Sanofi Pasteur MSD, Johnson & Johnson°Merck Consumer Pharmaceuticals Company, as well as Merial Limited (which was disposed of on September 17, 2009).

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

While maintaining a 1% limited partner interest in AZLP, Merck has consent and protective rights intended to preserve its business and economic interests, including restrictions on the power of the general partner to make certain distributions or dispositions. Furthermore, in limited events of default, additional rights will be granted to the Company, including powers to direct the actions of, or remove and replace, the Partnership’s chief executive officer and chief financial officer. Merck earns ongoing revenue based on sales of KBI products and such revenue was $1.3 billion, $1.4 billion and $1.6 billion in 2010, 2009 and 2008, respectively, primarily relating to sales of Nexium, as well as Prilosec. In addition, Merck earns certain Partnership returns which are recorded in Equity income from affiliates as reflected in the table above. Such returns include a priority return provided for in the Partnership Agreement, variable returns based, in part, upon sales of certain former Astra USA, Inc. products, and a preferential return representing Merck’s share of undistributed AZLP GAAP earnings.

The AstraZeneca merger constituted a Trigger Event under the KBI restructuring agreements, which resulted in the partial redemption in 2008 of Old Merck’s interest in certain AZLP product rights. Upon this redemption, Old Merck received $4.3 billion from AZLP. This amount was based primarily on a multiple of Old Merck’s average annual variable returns derived from sales of the former Astra USA, Inc. products for the three years prior to the redemption (the “Limited Partner Share of Agreed Value”). Old Merck recorded a $1.5 billion pretax gain on the partial redemption in 2008. The partial redemption of Old Merck’s interest in the product rights did not result in a change in Old Merck’s 1% limited partnership interest.

As a result of the AstraZeneca merger, in exchange for Old Merck’s relinquishment of rights to future Astra products with no existing or pending U.S. patents at the time of the merger, Astra paid $967 million (the “Advance Payment”). The Advance Payment was deferred as it remained subject to a true-up calculation (the “True-Up Amount”) that was directly dependent on the fair market value in March 2008 of the Astra product rights retained by Old Merck. The calculated True-Up Amount of $243 million was returned to AZLP in 2008 and Old Merck recognized a pretax gain of $724 million related to the residual Advance Payment balance.

Under the provisions of the KBI restructuring agreements, because a Trigger Event has occurred, the sum of the Limited Partner Share of Agreed Value, the Appraised Value (as discussed below) and the True-Up Amount was guaranteed to be a minimum of $4.7 billion. Distribution of the Limited Partner Share of Agreed Value less payment of the True-Up Amount resulted in cash receipts to Old Merck of $4.0 billion and an aggregate pretax gain of $2.2 billion which was included in Other (income) expense, net in 2008. Also, in March 2008, the $1.38 billion outstanding loan from Astra plus interest through the redemption date was settled. As a result of these transactions, Old Merck received net proceeds from AZLP of $2.6 billion in 2008.

In conjunction with the 1998 restructuring discussed above, Astra purchased an option (the “Asset Option”) for a payment of $443 million, which was recorded as deferred income, to buy Old Merck’s interest in the KBI products, excluding the gastrointestinal medicines Nexium and Prilosec (the “Non-PPI Products”). In April 2010, AstraZeneca exercised the Asset Option. Merck received $647 million from AstraZeneca representing the net present value as of March 31, 2008 of projected future pretax revenue to be received by Old Merck from the Non-PPI Products (the “Appraised Value”), which was recorded as a reduction to the Company’s investment in AZLP. The Company recognized the $443 million of deferred income in 2010 as a component of Other (income) expense, net. In addition, in 1998, Old Merck granted Astra an option (the “Shares Option”) to buy Old Merck’s common stock interest in KBI and, therefore, Old Merck’s interest in Nexium and Prilosec, exercisable in 2012. The exercise price for the Shares Option will be based on the net present value of estimated future net sales of Nexium and Prilosec as determined at the time of exercise, subject to certain true-up mechanisms. The Company believes that it is likely that AstraZeneca will exercise the Shares Option.

Summarized financial information for AZLP is as follows:

Years Ended December 31	2010	2009	2008

Sales	$4,991	$5,744	$5,450
Materials and production costs	2,568	3,137	2,682
Other expense, net	886	1,194	1,408
Income before taxes	1,537	1,413	1,360

December 31	2010	2009

Current assets	$3,486	$2,956
Noncurrent assets	289	295
Total liabilities (all current)	3,613	3,489

Merck/Schering-Plough Partnership
In 2000, Old Merck and Schering-Plough (collectively, the “Partners”) entered into an agreement to create an equally-owned partnership to develop and market in the United States new prescription medicines for cholesterol management. In 2002, ezetimibe, the first in a new class of cholesterol-lowering agents, was launched in the United States as Zetia (marketed as Ezetrol outside the United States). In 2004, a combination product containing the active ingredients of both Zetia and Zocor was approved in the United States as Vytorin (marketed as Inegy outside of the United States). The cholesterol agreements provided for the sharing of operating income generated by the MSP Partnership based upon percentages that varied by product, sales level and country. Operating income included expenses that the Partners contractually agreed to share. Expenses incurred in support of the MSP Partnership but not shared between the Partners were not included in Equity income from affiliates; however, these costs were reflected in the overall results of the Partners.

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

Summarized financial information for the MSP Partnership is as follows:

	Period from
	January 1,
	through	Year Ended
	November 3,	December 31,
	2009	2008

Sales	$3,387	$4,561

Vytorin	1,689	2,360
Zetia	1,698	2,201
Materials and production costs	144	176
Other expense, net	849	1,230

Income before taxes	$2,394	$3,155

Merck’s share of income before taxes (1)	$1,198	$1,490

(1)	Old Merck’s share of the MSP Partnership’s income before taxes differs from the equity income recognized from the MSP Partnership primarily due to the timing of recognition of certain transactions between Old Merck and the MSP Partnership during the periods presented, including milestone payments.

Merial Limited
In 1997, Old Merck and Rhône-Poulenc S.A. (now sanofi-aventis) combined their animal health businesses to form Merial Limited (“Merial”), a fully integrated animal health company, which was a stand-alone joint venture, 50% owned by each party. Merial provides a comprehensive range of pharmaceuticals and vaccines to enhance the health, well-being and performance of a wide range of animal species. On September 17, 2009, Old Merck sold its 50% interest in Merial to sanofi-aventis for $4.0 billion in cash. The sale resulted in the recognition of a $3.2 billion pretax gain in 2009 reflected in Other income (expense), net.

In connection with the sale of Merial, Old Merck, sanofi-aventis and Schering-Plough signed a call option agreement which provided sanofi-aventis with an option to require the Company to combine its Intervet/Schering-Plough Animal Health business with Merial to form an animal health joint venture that would be owned equally by the Company and sanofi-aventis. In March 2010, sanofi-aventis exercised its option. As part of the call option agreement, the value of Merial has been fixed at $8.0 billion. The minimum total value to be received by the Company for contributing Intervet/Schering-Plough to the combined entity would be $9.25 billion (subject to customary transaction adjustments), consisting of a floor valuation of Intervet/Schering-Plough which is fixed at a minimum of $8.5 billion (which was subject to potential upward revision based on a valuation exercise by the two parties) and an additional payment by sanofi-aventis of $750 million. Upon completion of the valuation exercise, the parties agreed that a future payment of $250 million would be made by sanofi-aventis to the Company in addition to the $750 million payment referred to above. All payments, including adjustments for debt and certain other liabilities, will be made upon closing of the transaction. The formation of this new animal health joint venture with sanofi-aventis is subject to execution of final agreements, regulatory review in the United States, Europe and other countries and other customary closing conditions. On March 30, 2010, the parties signed the contribution agreement which obligates them, subject to regulatory approval, to form the joint venture. The Company expects the transaction to close in the third quarter of 2011. The Company’s agreement with sanofi-aventis provides that if the transaction has not been consummated by March 30, 2011 either party may terminate the proposed joint venture without paying a break-up fee or other penalty.

Merial sales were $1.8 billion for the period from January 1, 2009 until the September 17, 2009 divestiture date and $2.6 billion for 2008.

Sanofi Pasteur MSD
In 1994, Old Merck and Pasteur Mérieux Connaught (now Sanofi Pasteur S.A.) established an equally-owned joint venture to market vaccines in Europe and to collaborate in the development of combination vaccines for distribution in Europe. Joint venture vaccine sales were $1.2 billion for 2010, $1.6 billion for 2009 and $1.9 billion for 2008.

Johnson & Johnson°Merck Consumer Pharmaceuticals Company
In 1989, Old Merck formed a joint venture with Johnson & Johnson to develop and market a broad range of nonprescription medicines for U.S. consumers. This 50% owned venture was subsequently expanded into Canada. Significant joint venture products are Pepcid AC, an over-the-counter form of the Company’s ulcer medication Pepcid, as well as Pepcid Complete, an over-the-counter product which combines the Company’s ulcer medication with antacids. Sales of products marketed by the joint venture were $129 million for 2010, $203 million for 2009 and $212 million for 2008.

Investments in affiliates accounted for using the equity method, including the above joint ventures, totaled $494 million at December 31, 2010 and $881 million at December 31, 2009. These amounts are reported in Other assets. Amounts due from the above joint ventures included in Deferred income taxes and other current assets were $348 million at December 31, 2010 and $339 million at December 31, 2009.

Summarized information for those affiliates (excluding the MSP Partnership and AZLP disclosed separately above) is as follows:

Years Ended December 31	2010	2009(1)	2008

Sales	$1,486	$3,767	$4,860
Materials and production costs	598	1,225	1,554
Other expense, net	776	1,564	2,297
Income before taxes	112	978	1,009

December 31	2010	2009

Current assets	$699	$757
Noncurrent assets	254	271
Current liabilities	442	601
Noncurrent liabilities	133	84

(1)	Includes information for Merial until divestiture on September 17, 2009.

11.	Loans Payable, Long-Term Debt and Other Commitments

Loans payable at December 31, 2010 included $1.5 billion of notes due in 2011, $250 million of commercial paper and $142 million of short-term foreign borrowings. In addition, loans payable included $496 million of long-dated notes that are subjected to repayment at the option of the holders, of which $159 million are subject to such repayment beginning in 2011 and were reclassified from long-term debt during 2010. Loans payable at December 31, 2009 included $739 million of Euro-denominated 5.00% notes due in 2010 and short-term foreign borrowings of $236 million. Also included in loans payable at December 31, 2009 was $404 million of long-dated notes that are subject to repayment at the option of the holders.

Long-term debt at December 31 consisted of:

	2010	2009

5.375% euro-denominated notes due 2014	$2,105	$2,352
5.30% notes due 2013	1,337	1,364
6.50% notes due 2033	1,318	1,321
1.875% notes due 2011	—	1,250
5.00% notes due 2019	1,243	1,243
6.55% notes due 2037	1,151	1,153
3.875% notes due 2021	1,147	—
6.00% notes due 2017	1,109	1,122
4.75% notes due 2015	1,053	1,066
4.00% notes due 2015	1,042	1,004
2.25% notes due 2016	841	—
5.85% notes due 2039	749	749
Floating rate euro-denominated term loan due 2012	—	650
4.375% notes due 2013	515	523
6.4% debentures due 2028	499	499
5.75% notes due 2036	498	498
5.95% debentures due 2028	498	497
5.125% notes due 2011	—	269
6.3% debentures due 2026	248	248
Other	129	287

	$15,482	$16,095

At December 31, 2010, the Company was a party to interest rate swap contracts which effectively convert the 2.25% fixed-rate notes and $750 million of the 4.00% fixed-rate notes to floating-rate instruments. In addition, the Company was a party to interest rate swap contracts which effectively convert the 5.125% fixed-rate notes due in 2011, which are included in Loans payable and current portion of long-term debt, to floating-rate instruments (see Note 7).

Other (as presented in the table above) at December 31, 2010 and 2009 consisted of $28 million and $187 million of borrowings at variable rates averaging 0.4% and 0.0%, respectively. Of the 2009 borrowings, $159 million is subject to repayment at the option of the holders beginning in 2011 and was reclassified from long-term debt during 2010. Other also included foreign borrowings of $98 million and $101 million at December 31, 2010 and 2009, respectively, at varying rates up to 8.5% for 2010 and 11.7% for 2009.

During 2010, the Company repaid $610 million of euro-denominated notes due to mature in 2012. Funding to repay the notes was provided through the issuance of commercial paper.

In December 2010, Merck closed an underwritten public offering of $2.0 billion senior unsecured notes consisting of $850 million aggregate principal amount of 2.25% notes due 2016 and $1.15 billion aggregate principal amount of 3.875% notes due 2021. Interest on the notes is payable semi-annually. The notes of each series are redeemable in whole or in part at any time, at the Company’s option at varying redemption prices. Proceeds from the notes were used for general corporate purposes, including the reduction of short-term debt.

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

In connection with the Merger, effective as of November 3, 2009, New Merck executed a full and unconditional guarantee of the then existing debt of Old Merck and Old Merck executed a full and unconditional guarantee of the then existing debt of New Merck (excluding commercial paper), including for payments of principal and interest. These guarantees do not extend to debt issued subsequent to the Merger.

The aggregate maturities of long-term debt for each of the next five years are as follows: 2011, $1.5 billion; 2012, $20 million; 2013, $1.9 billion; 2014, $2.1 billion; 2015, $2.1 billion.

During 2010, the Company executed a new $2.0 billion, 364-day credit facility and terminated both Old Merck’s $1.0 billion incremental facility due to expire in November 2010 and its $1.5 billion revolving credit facility scheduled to mature in April 2013. The Company’s $2.0 billion credit facility maturing in August 2012 remains outstanding. Both outstanding facilities provide backup liquidity for the Company’s commercial paper borrowing facility and are to be used for general corporate purposes. The Company has not drawn funding from either facility.

Rental expense under operating leases, net of sublease income, was $431 million in 2010, $237 million in 2009 and $222 million in 2008. The minimum aggregate rental commitments under noncancellable leases are as follows: 2011, $247 million; 2012, $187 million; 2013, $142 million; 2014, $93 million; 2015, $85 million and thereafter, $125 million. The Company has no significant capital leases.

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

The Company’s decision to obtain insurance coverage is dependent on market conditions, including cost and availability, existing at the time such decisions are made. As a result of a number of factors, product liability insurance has become less available while the cost has increased significantly. The Company has evaluated its risks and has determined that the cost of obtaining product liability insurance outweighs the likely benefits of the coverage that is available and as such, has no insurance for certain product liabilities effective August 1, 2004, including liability for Old Merck products first sold after that date. The Company will continue to evaluate its insurance needs and the costs, availability and benefits of product liability insurance in the future.

Vioxx Litigation

Product Liability Lawsuits
As previously disclosed, individual and putative class actions have been filed against Old Merck in state and federal courts alleging personal injury and/or economic loss with respect to the purchase or use of Vioxx. All such actions filed in federal court are coordinated in a multidistrict litigation in the U.S. District Court for the Eastern District of Louisiana (the “MDL”) before District Judge Eldon E. Fallon. A number of such actions filed in state court are coordinated in separate coordinated proceedings in state courts in California and Texas, and the counties of Philadelphia, Pennsylvania and Washoe and Clark Counties, Nevada. On October 26, 2010, the New Jersey Supreme Court dissolved the New Jersey Coordinated Vioxx Proceeding. (All of the actions discussed in this paragraph and in “Other Lawsuits” below are collectively referred to as the “Vioxx Product Liability Lawsuits.”)

Of the plaintiff groups in the Vioxx Product Liability Lawsuits described above, the vast majority enrolled in the Vioxx Settlement Program, described below. As of December 31, 2010, approximately 35 plaintiff groups who were otherwise eligible for the Settlement Program did not participate and their claims remain pending against Old Merck. In addition, the claims of approximately 130 plaintiff groups who were not eligible for the Settlement Program remain pending against Old Merck. A number of these 130 plaintiff groups are subject to various motions to dismiss for failure to comply with court-ordered deadlines. The claims of over 47,775 plaintiffs had been dismissed as of December 31, 2010, the vast majority of which were dismissed as a result of the settlement process discussed below.

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

As of December 31, 2010, the processing of all MI and IS claims in the Settlement Program was completed and final payments were made to more than 99% of all claimants. The majority of claimants not yet paid are finalizing documents. There was one U.S. Vioxx Product Liability Lawsuit trial held in 2010. That trial, in the Louisiana Attorney General matter, is discussed below. There are three U.S. Vioxx Product Liability Lawsuits currently scheduled for trial in 2011. Old Merck has previously disclosed the outcomes of several Vioxx Product Liability Lawsuits that were tried prior to 2010.

Of the cases that went to trial, there are two unresolved post-trial appeals: Ernst v. Merck and Garza v. Merck. Merck has previously disclosed the details associated with these cases and the grounds for Merck’s appeals.

Other Lawsuits
There are still pending in various U.S. courts putative class actions purportedly brought on behalf of individual purchasers or users of Vioxx and seeking reimbursement of alleged economic loss. In the MDL proceeding, approximately 30 such class actions remain. On June 30, 2010, Old Merck moved to strike the class claims or for judgment on the pleadings regarding the master complaint, which includes the above-referenced cases, and briefing on that motion was completed on September 23, 2010. The MDL court heard oral argument on Old Merck’s motion on October 7, 2010, and took it under advisement.

On June 12, 2008, a Missouri state court certified a class of Missouri plaintiffs seeking reimbursement for out-of-pocket costs relating to Vioxx. Trial is scheduled to begin on October 31, 2011. In addition, in Indiana, plaintiffs have filed a motion to certify a class of Indiana Vioxx purchasers in a case pending before the Circuit Court of Marion County, Indiana. On April 1, 2010, a Kentucky state court denied Old Merck’s motion for summary judgment and certified a class of Kentucky plaintiffs seeking reimbursement for out-of-pocket costs relating to Vioxx. An intermediate appellate court denied Old Merck’s petition for a writ of mandamus, and Old Merck has appealed that decision to the Kentucky Supreme Court.

Old Merck has also been named as a defendant in several lawsuits brought by, or on behalf of, government entities. Twelve of these suits are being brought by state Attorneys General, one on behalf of a county, and one is being brought by a private citizen (as a qui tam suit). All of these actions, except for a suit brought by the Attorney General of Michigan, are in the MDL proceeding. The Michigan Attorney General case has been remanded to state court. These actions allege that Old Merck misrepresented the safety of Vioxx. All but one of these suits seeks recovery for expenditures on Vioxx by government-funded health care programs such as Medicaid, along with other relief such as penalties and attorneys’ fees. The action brought by the Attorney General of Kentucky seeks only penalties for alleged consumer fraud violations. The lawsuit brought by the county is a class action filed by Santa Clara County, California on behalf of all similarly situated California counties. Old Merck moved to dismiss the False Claims Act claims brought by a qui tam plaintiff on behalf of the District of Columbia in November 2010. The court heard oral argument on the motion on December 21, 2010, and took it under advisement. Old Merck also moved to dismiss the case brought by the Attorney General of Oklahoma in December 2010.

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

Shareholder Lawsuits
As previously disclosed, in addition to the Vioxx Product Liability Lawsuits, various putative class actions and individual lawsuits under federal and state securities laws have been filed against Old Merck and various current and former officers and directors (the “Vioxx Securities Lawsuits”). As previously disclosed, the Vioxx Securities Lawsuits have been transferred by the Judicial Panel on Multidistrict Litigation (the “JPML”) to the U.S. District Court for the District of New Jersey before District Judge Stanley R. Chesler for inclusion in a nationwide MDL (the “Shareholder MDL”), and have been consolidated for all purposes. In June 2010, Old Merck moved to dismiss the Fifth Amended Class Action Complaint in the consolidated securities action. Plaintiffs filed their opposition in August 2010, and Old Merck filed its reply in September 2010. The motion is currently pending before the district court.

As previously disclosed, several individual securities lawsuits filed by foreign institutional investors also are consolidated with the Vioxx Securities Lawsuits. By stipulation, defendants are not required to respond to these complaints until the resolution of any motions to dismiss in the consolidated securities class action.

In addition, as previously disclosed, various putative class actions have been filed in federal court under the Employee Retirement Income Security Act (“ERISA”) against Old Merck and certain current and former officers and directors (the “Vioxx ERISA Lawsuits”). Those cases were consolidated in the Shareholder MDL before Judge Chesler. Fact discovery in the Vioxx ERISA Lawsuits closed on September 30, 2010. The parties have filed a proposed schedule for expert discovery, dispositive motions, and trial.

International Lawsuits
As previously disclosed, in addition to the lawsuits discussed above, Old Merck has been named as a defendant in litigation relating to Vioxx in Australia, Brazil, Canada, Europe and Israel (collectively, the “Vioxx Foreign Lawsuits”).

Following trial of a representative action in 2009, the Federal Court in Australia entered orders in 2010 which dismissed all claims against Old Merck. With regard to Old Merck’s Australian subsidiary, Merck Sharp & Dohme (Australia) Pty Ltd, the court dismissed certain claims but awarded the named plaintiff, whom the court found suffered an MI after ingesting Vioxx for approximately 33 months, AU $330,465 based on statutory claims that Vioxx was not fit for purpose or of merchantable quality, even though the court rejected the applicant’s claim that Old Merck and its Australian subsidiary knew or ought to have known prior to the voluntary withdrawal of Vioxx in September 2004 that Vioxx materially increased the risk of MI. The court also determined which of its findings of fact and law are common to the claims of other group members whose individual claims would proceed with reference to those findings. Old Merck’s subsidiary has appealed the adverse findings and the full Federal Court is scheduled to hear the appeal and a cross-appeal in August 2011.

In Canada, in 2006, the Superior Court in Quebec authorized a class action on behalf of Vioxx users in Quebec who alleged negligence and, in 2008, the Superior Court of Ontario certified a class of Vioxx users in Canada, except those in Quebec and Saskatchewan, who alleged negligence and an entitlement to elect to waive the tort. These procedural decisions in the Canadian litigation do not address the merits of the plaintiffs’ claims and litigation in Canada remains in an early stage.

Insurance
As previously disclosed, the Company has Directors and Officers insurance coverage applicable to the Vioxx Securities Lawsuits with remaining stated upper limits of approximately $175 million. The Company has Fiduciary and other insurance for the Vioxx ERISA Lawsuits with stated upper limits of approximately $275 million. As a result of the previously disclosed arbitration, additional insurance coverage for these claims should also be available, if needed, under upper-level excess policies that provide coverage for a variety of risks. There are disputes with the insurers about the availability of some or all of the Company’s insurance coverage for these claims and there are likely to be additional disputes. The amounts actually recovered under the policies discussed in this paragraph may be less than the stated upper limits.

Investigations
As previously disclosed, Old Merck has received subpoenas from the Department of Justice (“DOJ”) requesting information related to Old Merck’s research, marketing and selling activities with respect to Vioxx in a federal health care investigation under criminal statutes. This investigation included subpoenas for witnesses to appear before a grand jury. As previously disclosed, in March 2009, Old Merck received a letter from the U.S. Attorney’s Office for the District of Massachusetts identifying it as a target of the grand jury investigation regarding Vioxx. On October 29, 2010, the Company announced that it had established a $950 million reserve (the “Vioxx Liability Reserve”) in connection with the anticipated resolution of the DOJ’s investigation. The Company’s discussions with the government are ongoing. Until they are concluded, there can be no certainty about a definitive resolution. Further, as previously disclosed, investigations are being conducted by local authorities in certain cities in Europe in order to determine whether any criminal charges should be brought concerning Vioxx. The Company is cooperating with all of these governmental entities, including the DOJ, in their respective investigations (the “Vioxx Investigations”). The Company cannot predict the outcome of these inquiries; however, they could result in potential civil and/or criminal remedies.

Reserves
There was one U.S. Vioxx Product Liability Lawsuit tried in 2010. There are three U.S. Vioxx Product Liability Lawsuits currently scheduled for trial in 2011. The Company cannot predict the timing of any other trials related to the Vioxx Litigation (as defined below). The Company believes that it has meritorious defenses to the Vioxx Product Liability Lawsuits, Vioxx Shareholder Lawsuits and Vioxx Foreign Lawsuits (collectively, the “Vioxx Lawsuits”) and will vigorously defend against them. In view of the inherent difficulty of predicting the outcome of litigation, particularly where there are many claimants and the claimants seek indeterminate damages, the Company is unable to predict the outcome of these matters, and at this time cannot reasonably estimate the possible loss or range of loss with respect to the Vioxx Lawsuits not included in the Settlement Program. Other than the Vioxx Liability Reserve established with respect to the DOJ investigation noted above, the Company has not established any reserves for any potential liability relating to the Vioxx Lawsuits or the Vioxx Investigations. Unfavorable outcomes in the Vioxx Litigation could have a material adverse effect on the Company’s financial position, liquidity and results of operations.

Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. As of December 31, 2009, the Company had an aggregate reserve of approximately $110 million (the “Vioxx Legal Defense Costs Reserve”) solely for future legal defense costs related to the Vioxx Litigation.

During 2010, the Company spent approximately $140 million in the aggregate in legal defense costs worldwide, including approximately $31 million in the fourth quarter of 2010, related to (i) the Vioxx Product Liability Lawsuits, (ii) the Vioxx Shareholder Lawsuits, (iii) the Vioxx Foreign Lawsuits, and (iv) the Vioxx Investigations (collectively, the “Vioxx Litigation”). Also, during 2010, Merck recorded $106 million of charges, including $46 million in the fourth quarter, solely for its future legal defense costs for the Vioxx Litigation. Consequently, as of December 31, 2010, the aggregate amount of the Vioxx Legal Defense Costs Reserve was approximately $76 million, which is solely for future legal defense costs for the Vioxx Litigation. Some of the significant factors considered in the review of the Vioxx Legal Defense Costs Reserve were as follows: the actual costs incurred by the Company; the development of the Company’s legal defense strategy and structure in light of the scope of the Vioxx Litigation, including the Settlement Agreement and the expectation that certain lawsuits will continue to be pending; the number of cases being brought against the Company; the costs and outcomes of completed trials and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the Vioxx Litigation. The amount of the Vioxx Legal Defense Costs Reserve as of December 31, 2010 represents the Company’s best estimate of the minimum amount of defense costs to be incurred in connection with the remaining aspects of the Vioxx Litigation; however, events such as additional trials in the Vioxx Litigation and other events that could arise in the course of the Vioxx Litigation could affect the ultimate amount of defense costs to be incurred by the Company.

The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase the Vioxx Legal Defense Costs Reserve at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.

Other Product Liability Litigation

Fosamax
As previously disclosed, Old Merck is a defendant in product liability lawsuits in the United States involving Fosamax (the “Fosamax Litigation”). As of December 31, 2010, approximately 1,295 cases, which include approximately 1,675 plaintiff groups, had been filed and were pending against Old Merck in either federal or state court, including one case which seeks class action certification, as well as damages and/or medical monitoring. In these actions, plaintiffs allege, among other things, that they have suffered osteonecrosis of the jaw, generally subsequent to invasive dental procedures, such as tooth extraction or dental implants and/or delayed healing, in association with the use of Fosamax. In addition, plaintiffs in approximately 20% of these actions allege that they sustained stress and/or low energy femoral fractures in association with the use of Fosamax. In August 2006, the JPML ordered that certain Fosamax product liability cases pending in federal courts nationwide should be transferred and consolidated into one multidistrict litigation (the “Fosamax MDL”) for coordinated pre-trial proceedings. The Fosamax MDL has been transferred to Judge John Keenan in the U.S. District Court for the Southern District of New York. As a result of the JPML order, approximately 870 of the cases are before Judge Keenan. Judge Keenan issued a Case Management Order (and various amendments thereto) which set forth a schedule governing the proceedings focused primarily upon resolving the class action certification motions in 2007 and completing fact discovery in an initial group of 25 cases by October 1, 2008. Briefing and argument on plaintiffs’ motions for certification of medical monitoring classes were completed in 2007 and Judge Keenan issued an order denying the motions on January 3, 2008. In January 2008, Judge Keenan issued a further order dismissing with prejudice all class claims asserted in the first four class action lawsuits filed against Old Merck that sought personal injury damages and/or medical monitoring relief on a class wide basis. Daubert motions were filed in May 2009 and Judge Keenan conducted a Daubert hearing in July 2009. In July 2009, Judge Keenan issued his ruling on the parties’ respective Daubert motions. The ruling denied the Plaintiff Steering Committee’s motion and granted in part and denied in part Old Merck’s motion. In the first Fosamax MDL trial, Boles v. Merck, the Fosamax MDL court declared a mistrial because the eight person jury could not reach a unanimous verdict. The Boles case was retried in June 2010 and resulted in a verdict in favor of the plaintiff in the amount of $8 million. Merck filed post-trial motions seeking judgment as a matter of law or, in the alternative, a new trial. On October 4, 2010, the court denied Merck’s post-trial motions but sua sponte ordered a remittitur, reducing the verdict to $1.5 million. Plaintiff rejected the remittitur ordered by the court and requested a new trial on damages. The Company has filed a motion for interlocutory appeal.

In the next Fosamax MDL case set for trial, Maley v. Merck, the jury in May 2010 returned a unanimous verdict in Merck’s favor. On February 1, 2010, Judge Keenan selected a new bellwether case, Judith Graves v. Merck, to replace the Flemings bellwether case, which the Fosamax MDL court dismissed when it granted summary judgment in favor of Old Merck. In November 2010, the Second Circuit affirmed the Court’s granting of summary judgment in favor of Old Merck in the Flemings case. In Graves, the jury returned a unanimous verdict in favor of Old Merck in November 2010.

The next trials scheduled in the Fosamax MDL are Secrest v. Merck, which is scheduled to begin on March 14, 2011, and Hester v. Merck, which is scheduled to begin on May 9, 2011. In addition, Judge Keenan ordered on February 4, 2011 that there will be two further bellwether trials conducted in the Fosamax MDL. The cases to be tried and the trial dates for those cases have not yet been determined.

Outside the Fosamax MDL, a trial in Florida was scheduled to begin on June 21, 2010 but the Florida state court postponed the trial date until sometime after January 1, 2011.

In addition, in July 2008, an application was made by the Atlantic County Superior Court of New Jersey requesting that all of the Fosamax cases pending in New Jersey be considered for mass tort designation and centralized management before one judge in New Jersey. In October 2008, the New Jersey Supreme Court ordered that all pending and future actions filed in New Jersey arising out of the use of Fosamax and seeking damages for existing dental and jaw-related injuries, including osteonecrosis of the jaw, but not solely seeking medical monitoring, be designated as a mass tort for centralized management purposes before Judge Higbee in Atlantic County Superior Court. As of December 31, 2010, approximately 385 cases were pending against Old Merck in Atlantic County, New Jersey. On July 20, 2009, Judge Higbee entered a Case Management Order (and various amendments thereto) setting forth a schedule that contemplates completing fact and expert discovery in an initial group of cases to be worked up for trial. On February 14, 2011, the jury in Rosenberg v. Merck, the first trial in the New Jersey coordinated proceeding, returned a verdict in Merck’s favor.

Discovery is ongoing in the Fosamax MDL litigation, the New Jersey coordinated proceeding, and the remaining jurisdictions where Fosamax cases are pending. The Company intends to defend against these lawsuits.

NuvaRing
Beginning in May 2007, a number of complaints were filed in various jurisdictions asserting claims against the Company’s subsidiaries Organon USA, Inc., Organon Pharmaceuticals USA, Inc., Organon International (collectively, “Organon”), and Schering-Plough arising from Organon’s marketing and sale of NuvaRing, a combined hormonal contraceptive vaginal ring. The plaintiffs contend that Organon and Schering-Plough failed to adequately warn of the alleged increased risk of venous thromboembolism (“VTE”) posed by NuvaRing, and/or downplayed the risk of VTE. The plaintiffs seek damages for injuries allegedly sustained from their product use, including some alleged deaths, heart attacks and strokes. The majority of the cases are currently pending in a federal multidistrict litigation (the “NuvaRing MDL”) venued in Missouri and in New Jersey state court.

As of December 31, 2010, there were approximately 730 NuvaRing cases. Of these cases, 610 are pending in the NuvaRing MDL in the U.S. District Court for the Eastern District of Missouri before Judge Rodney Sippel, and approximately 110 are pending in consolidated discovery proceedings in the Bergen County Superior Court of New Jersey before Judge Brian R. Martinotti. Four additional cases are pending in various other state courts.

Pursuant to the January 13, 2010 and February 19, 2010 Orders of Judge Sippel in the NuvaRing MDL, the parties selected 26 trial pool cases which are the subject of fact discovery. Pursuant to Judge Martinotti’s January 13, 2010 Case Management Order, the parties selected an additional 10 trial pool cases that are the subject of fact discovery in the New Jersey consolidated proceedings. Based on a revised scheduling order entered in both jurisdictions on September 15, 2010, fact discovery in these trial pool cases will end in June 2011 and expert discovery will end in February 2012. The first trials will then be scheduled in each jurisdiction. The Company intends to defend against these lawsuits

Commercial Litigation

AWP Litigation and Investigations
As previously disclosed, the Company and/or certain of its subsidiaries remain defendants in cases brought by various states and certain New York counties alleging manipulation by pharmaceutical manufacturers of Average Wholesale Prices (“AWP”), which are sometimes used by public and private payors in calculating provider reimbursement levels. The outcome of these litigations could include substantial damages, the imposition of substantial fines and penalties and injunctive or administrative remedies. In January 2010, the U.S. District Court for the District of Massachusetts held that a unit of the Company and eight other drug makers overcharged New York City and 42 New York counties for certain generic drugs. The court has reserved the issue of damages and any penalties for future proceedings. In the period from September 2010 through January 2011, the Company settled AWP cases brought by the states of Hawaii, Arizona, Kansas, Utah, and South Carolina. During the same period, the Company and several other manufacturers were named defendants in AWP cases brought by the states of Oklahoma and Louisiana. As a result, the Company and/or certain of its subsidiaries continue to be defendants in twelve cases brought by states and the New York counties. Further, a jury in the U.S. District Court for the District of Massachusetts found the Company liable for approximately $4.6 million in compensatory damages in September 2010 on the ground that units of Schering-Plough caused Massachusetts to overpay pharmacists for prescriptions of albuterol. Penalties in the case could be substantial, but the court has deferred a decision on how they should be calculated under Massachusetts state law and significant legal issues remain to be decided before penalties could be imposed in any amount. The Company intends to pursue a reversal of the verdict in the trial court and on appeal, if necessary.

Centocor Distribution Agreement
On May 27, 2009, Centocor, a wholly owned subsidiary of Johnson & Johnson, delivered to Schering-Plough a notice initiating an arbitration proceeding to resolve whether, as a result of the Merger, Centocor is permitted to terminate the Company’s rights to distribute and commercialize Remicade and Simponi. Sales of Remicade and Simponi were $2.8 billion in the aggregate in 2010. The arbitration hearing has concluded and the Company is awaiting the arbitration panel’s decision. An unfavorable outcome in the arbitration would have a material adverse effect on the Company’s financial position, liquidity and results of operations.

Governmental Proceedings

Effective August 2, 2010, Merck and HHS-OIG executed a Unified Corporate Integrity Agreement (“Unified CIA”) which replaced the individual CIAs that had been signed by Old Merck and Schering-Plough prior to the Merger. The Unified CIA incorporates certain of the requirements of the individual CIAs of Old Merck and Schering-Plough and is similar, although not identical, to those legacy CIAs. Merck assumed the compliance obligations of the Unified CIA through February 5, 2013, which is the same as the Old Merck CIA. The Company believes that its promotional practices and Medicaid price reports meet the requirements of the Unified CIA.

As previously disclosed, the Company has received letters from the DOJ and the SEC that seek information about activities in a number of countries and reference the Foreign Corrupt Practices Act. The Company is cooperating with the agencies in their requests and believes that this inquiry is part of a broader review of pharmaceutical industry practices in foreign countries. In that regard, the Company has received and may continue to receive additional requests for information from either or both of the DOJ and the SEC.

Vytorin/Zetia Litigation

As previously disclosed, in April 2008, an Old Merck shareholder filed a putative class action lawsuit in federal court in the Eastern District of Pennsylvania alleging that Old Merck violated the federal securities laws. This suit has since been withdrawn and re-filed in the District of New Jersey and has been consolidated with another federal securities lawsuit under the caption In re Merck & Co., Inc. Vytorin Securities Litigation. An amended consolidated complaint was filed in October 2008, and names as defendants Old Merck; Merck/Schering-Plough Pharmaceuticals, LLC; and certain of the Company’s current and former officers and directors. Specifically, the complaint alleges that Old Merck delayed releasing unfavorable results of the ENHANCE clinical trial regarding the efficacy of Vytorin and that Old Merck made false and misleading statements about expected earnings, knowing that once the results of the Vytorin study were released, sales of Vytorin would decline and Old Merck’s earnings would suffer. In December 2008, Old Merck and the other defendants moved to dismiss this lawsuit on the grounds that the plaintiffs failed to state a claim for which relief can be granted. In September 2009, the court issued an opinion and order denying the defendants’ motion to dismiss this lawsuit, and in October 2009, Old Merck and the other defendants filed an answer to the amended consolidated complaint. There is a similar consolidated, putative class action securities lawsuit pending in the District of New Jersey, filed by a Schering-Plough shareholder against

Schering-Plough and its former Chairman, President and Chief Executive Officer, Fred Hassan, under the caption In re Schering-Plough Corporation/ENHANCE Securities Litigation. The amended consolidated complaint was filed in September 2008 and names as defendants Schering-Plough, Merck/Schering-Plough Pharmaceuticals, LLC; certain of the Company’s current and former officers and directors; and underwriters who participated in an August 2007 public offering of Schering-Plough’s common and preferred stock. In December 2008, Schering-Plough and the other defendants filed motions to dismiss this lawsuit on the grounds that the plaintiffs failed to state a claim for which relief can be granted. In September 2009, the court issued an opinion and order denying the defendants’ motion to dismiss this lawsuit. The defendants filed an answer to the consolidated amended complaint in November 2009.

As previously disclosed, in April 2008, a member of an Old Merck ERISA plan filed a putative class action lawsuit against Old Merck and certain of the Company’s current and former officers and directors alleging they breached their fiduciary duties under ERISA. Since that time, there have been other similar ERISA lawsuits filed against Old Merck in the District of New Jersey, and all of those lawsuits have been consolidated under the caption In re Merck & Co., Inc. Vytorin ERISA Litigation. A consolidated amended complaint was filed in February 2009, and names as defendants Old Merck and various current and former members of the Company’s Board of Directors. The plaintiffs allege that the ERISA plans’ investment in Old Merck stock was imprudent because Old Merck’s earnings are dependent on the commercial success of its cholesterol drug Vytorin and that defendants knew or should have known that the results of a scientific study would cause the medical community to turn to less expensive drugs for cholesterol management. In April 2009, Old Merck and the other defendants moved to dismiss this lawsuit on the grounds that the plaintiffs failed to state a claim for which relief can be granted. In September 2009, the court issued an opinion and order denying the defendants’ motion to dismiss this lawsuit. In November 2009, the plaintiffs moved to strike certain of the defendants’ affirmative defenses. That motion was denied in part and granted in part in June 2010, and an amended answer was filed in July 2010.

There is a similar consolidated, putative class action ERISA lawsuit currently pending in the District of New Jersey, filed by a member of a Schering-Plough ERISA plan against Schering-Plough and certain of its current and former officers and directors, alleging they breached their fiduciary duties under ERISA, and under the caption In re Schering-Plough Corp. ENHANCE ERISA Litigation. The consolidated amended complaint was filed in October 2009 and names as defendants Schering-Plough, various current and former members of Schering-Plough’s Board of Directors and current and former members of committees of Schering-Plough’s Board of Directors. In November 2009, the Company and the other defendants filed a motion to dismiss this lawsuit on the grounds that the plaintiffs failed to state a claim for which relief can be granted. The plaintiffs’ opposition to the motion to dismiss was filed in December 2009, and the motion was fully briefed in January 2010. That motion was denied in June 2010. In September 2010, defendants filed an answer to the amended complaint in this matter.

In November 2009, a stockholder of the Company filed a shareholder derivative lawsuit, In re Local No. 38 International Brotherhood of Electrical Workers Pension Fund v. Clark (“Local No. 38”), in the District of New Jersey, on behalf of the nominal defendant, the Company, and all shareholders of the Company, against the Company; certain of the Company’s officers, directors and alleged insiders; and certain of the predecessor companies’ former officers, directors and alleged insiders for alleged breaches of fiduciary duties, waste, unjust enrichment and gross mismanagement. A similar shareholder derivative lawsuit, Cain v. Hassan, was filed by a Schering-Plough stockholder and is currently pending in the District of New Jersey. An amended complaint was filed in May 2008, by the Schering-Plough stockholder on behalf of the nominal defendant, Schering-Plough, and all Schering-Plough shareholders. The lawsuit is against the Company, Schering-Plough’s then-current Board of Directors, and certain of Schering-Plough’s current and former officers, directors and alleged insiders. The plaintiffs in both Local No. 38 and Cain v. Hassan allege that the defendants withheld the ENHANCE study results and made false and misleading statements, thereby deceiving and causing harm to the Company and Schering-Plough, respectively, and to the investing public, unjustly enriching insiders and wasting corporate assets. The defendants in Local No. 38 intend to move to dismiss the plaintiff’s complaint. The defendants in Cain v. Hassan moved to dismiss the amended complaint in July 2008, and that motion was fully briefed in October 2008. A decision remains pending. In November 2010, a Company shareholder filed a derivative lawsuit in state court in New Jersey. This case, captioned Rose v. Hassan, asserts claims that are substantially identical to the claims alleged in Cain v. Hassan.

Discovery in the cases referred to in this section will be coordinated and has commenced. The Company intends to defend the lawsuits referred to in this section. Unfavorable outcomes resulting from the government investigations or the civil litigations could have a material adverse effect on the Company’s financial position, liquidity and results of operations.

Insurance
The Company has Directors and Officers insurance coverage applicable to the Vytorin shareholder lawsuits with stated upper limits of approximately $250 million. The Company has Fiduciary and other insurance for the Vytorin ERISA lawsuits with approximately $265 million. There are disputes with the insurers about the availability of some or all of the Company’s insurance coverage for these claims and there are likely to be additional disputes. The amounts actually recovered under the policies discussed in this paragraph may be less than the stated limits.

Securities and Class Action Litigation

K-DUR Antitrust Litigation
In June 1997 and January 1998, Schering-Plough settled patent litigation with Upsher-Smith, Inc. (“Upsher-Smith”) and ESI Lederle, Inc. (“Lederle”), respectively, relating to generic versions of K-DUR, Schering-Plough’s long-acting potassium chloride product supplement used by cardiac patients, for which Lederle and Upsher-Smith had filed Abbreviated New Drug Applications (“ANDAs”). Following the commencement of an administrative proceeding by the United States Federal Trade Commission (the “FTC”) in 2001 alleging anti-competitive effects from those settlements (which has been resolved in Schering-Plough’s favor), alleged class action suits were filed in federal and state courts on behalf of direct and indirect purchasers of K-DUR against Schering-Plough, Upsher-Smith and Lederle. These suits claimed violations of federal and state antitrust laws, as well as other state statutory and common law causes of action. These suits sought unspecified damages. In April 2008, the indirect purchasers voluntarily dismissed their case. In February 2009, a Special Master recommended that the U.S. District Court for the District of New Jersey dismiss the class action lawsuits on summary judgment and, in March 2010, the District Court adopted the recommendation, granted summary judgment to the defendants, and dismissed the matter in its entirety. Plaintiffs have appealed this decision to the Third Circuit Court of Appeals. Defendants are simultaneously appealing a December 2008 decision by the District Court to certify certain direct purchaser plaintiffs’ claims as a class action. In May 2010, the Superior Court for Alameda County, California also granted summary judgment in defendants’ favor, dismissing a related California state law case making similar allegations regarding Schering-Plough’s settlements with Upsher-Smith and Lederle. That decision is now final.

Vaccine Litigation

As previously disclosed, Old Merck is a party to individual product liability lawsuits and claims in the United States involving pediatric vaccines (e.g., hepatitis B vaccine) that contained thimerosal, a preservative used in vaccines. As of December 31, 2010, there were approximately 110 thimerosal related lawsuits pending in which Old Merck is a defendant, although the vast majority of those lawsuits are not currently active. Other defendants include other vaccine manufacturers who produced pediatric vaccines containing thimerosal as well as manufacturers of thimerosal. In these actions, the plaintiffs allege, among other things, that they have suffered neurological injuries as a result of exposure to thimerosal from pediatric vaccines. There are no cases currently scheduled for trial. The Company will defend against these lawsuits; however, it is possible that unfavorable outcomes could have a material adverse effect on the Company’s financial position, liquidity and results of operations.

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

The Company is aware that there are approximately 5,000 cases pending in the Vaccine Court involving allegations that thimerosal-containing vaccines and/or the M-M-R II vaccine cause autism spectrum disorders. Not all of the thimerosal-containing vaccines involved in the Vaccine Court proceeding are Company vaccines. The Company is the sole source of the M-M-R II vaccine domestically. The Special Masters presiding over the Vaccine Court proceedings held hearings in three test cases involving the theory that the combination of M-M-R II vaccine and thimerosal in vaccines causes autism spectrum disorders. In February 2009, the Special Masters issued decisions in each of those cases, finding that the theory was unsupported by valid scientific evidence and that the petitioners in the three cases were therefore not entitled to compensation. Two of those three cases were appealed. In May 2010, the United States Court of Appeals for the Federal Circuit issued an opinion affirming one of the appealed cases. In August 2010, that court issued an opinion affirming the second case. The Special Masters also held similar hearings in three different test cases involving the theory that thimerosal in vaccines alone causes autism spectrum disorders. In March 2010, the Special Masters issued decisions in this second set of test cases, finding that the theory was also unsupported by valid scientific evidence and that the petitioners in these cases were also not entitled to compensation. The petitioners in this second set of test cases did not exercise their options to seek review of those decisions. Accordingly, in April 2010, final judgments were entered in this second set of test cases. The Special Masters had previously indicated that they would hold similar hearings involving the theory that M-M-R II alone causes autism spectrum disorders, but they have stated that they no longer intend to do so. The Vaccine Court has indicated that it intends to use the evidence presented at these test case hearings to guide the adjudication of the remaining autism spectrum disorder cases.

Patent Litigation

From time to time, generic manufacturers of pharmaceutical products file ANDA’s with the FDA seeking to market generic forms of the Company’s products prior to the expiration of relevant patents owned by the Company. To protect its patent rights the Company may file patent infringement lawsuits against such generic companies. Certain products of the Company (or marketed via agreements with other companies) currently involved in such patent infringement litigation in the United States include: Cancidas, Integrilin, Nasonex, Nexium, Propecia, Temodar, Vytorin and Zetia. Similar lawsuits defending the Company’s patent rights may exist in other countries. The Company intends to vigorously defend its patents, which it believes are valid, against infringement by generic companies attempting to market products prior to the expiration of such patents. As with any litigation, there can be no assurance of the outcomes, which, if adverse, could result in significantly shortened periods of exclusivity for these products.

Cancidas – In November 2009, a patent infringement lawsuit was filed in the United States against Teva Parenteral Medicines, Inc. (“TPM”) in respect of TPM’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Cancidas. The lawsuit automatically stays FDA approval of TPM’s application until April 21, 2012 or until an adverse decision, if any, whichever may occur first. Also, in March 2010 a patent infringement lawsuit was filed in the United States against Sandoz Inc. (“Sandoz”) in respect of Sandoz’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Cancidas. The lawsuit automatically stays FDA approval of Sandoz’s application until August 24, 2012 or until an adverse court decision, if any, whichever may occur earlier.

Integrilin – In February 2009, a patent infringement lawsuit was filed (jointly with Millennium Pharmaceuticals, Inc. (“Millennium”) in the United States against TPM in respect of TPM’s application to the FDA seeking approval to sell a generic version of Integrilin prior to the expiry of the last to expire listed patent. As TPM did not challenge certain patents which will not expire until November 2014, FDA approval of the TPM application cannot occur any earlier than November 2014, however, it could be later in the event of a favorable decision in the lawsuit for the Company and Millennium.

Nasonex — In December 2009, a patent infringement suit was filed in the United States against Apotex in respect of Apotex’s application to the FDA seeking pre-patent expiry approval to market a generic version of

Nasonex. The lawsuit automatically stays FDA approval of Apotex’s ANDA until May 2012 or until an adverse court decision, if any, whichever may occur earlier.

Nexium — In November 2005, a patent infringement lawsuit was filed (jointly with AstraZeneca) in the United States against Ranbaxy in respect of Ranbaxy’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Nexium. As previously disclosed, AstraZeneca, Merck and Ranbaxy entered into a settlement agreement which provided that Ranbaxy would be entitled to bring its generic esomeprazole product to market in the United States on May 27, 2014. The Company and AstraZeneca each received a CID from the FTC in July 2008 regarding the settlement agreement with Ranbaxy. The Company is cooperating with the FTC in responding to this CID. In March 2006, a patent infringement lawsuit was filed (jointly with AstraZeneca) against IVAX (later acquired by Teva Pharmaceuticals, Inc. (“Teva”), in respect of IVAX’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Nexium. In January 2010, AstraZeneca, Merck and Teva/IVAX entered into a settlement agreement which provides that Teva/IVAX would be entitled to bring its generic esomeprazole product to market in the United States on May 27, 2014. Patent infringement lawsuits have also been filed in the United States against Dr. Reddy’s Laboratories (“Dr. Reddy’s”), Sandoz and Lupin Ltd. (“Lupin”) in respect to each’s respective application to the FDA seeking pre-patent expiry approval to sell generic versions of Nexium. These lawsuits are ongoing with no trial dates presently scheduled. In February 2011, a patent infringement lawsuit was filed (jointly with AstraZeneca) in the United States against Hamni USA, Inc. (“Hamni”) in respect of Hanmi’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Nexium. In January 2011, AstraZeneca, Merck and Dr. Reddy’s entered into a settlement agreement which provides that Dr. Reddy’s would be entitled to bring its generic esomeprazole product to market in the United States on May 27, 2014. The lawsuits against Sandoz and Lupin are ongoing with no trial dates presently scheduled. A patent infringement lawsuit was also filed (jointly with AstraZeneca) in 2010 in the United States against Sun Pharma Global Fze in respect of its application to the FDA seeking pre-patent expiry approval to sell a generic version of Nexium IV.

Propecia — In December 2010, a patent infringement lawsuit was filed in the United States against Hetero Drugs Limited (“Hetero”) in respect of Hetero’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Propecia. The lawsuit automatically stays FDA approval of Hetero’s ANDA until April 2013 or until an adverse court decision, if any, whichever may occur earlier.

Temodar — In July 2007, a patent infringement action was filed (jointly with Cancer Research Technologies, Limited (“CRT”) in the United States against Barr (later acquired by Teva) in respect of Barr’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Temodar. In January 2010 the court issued a decision finding the CRT patent unenforceable on grounds of prosecution laches and inequitable conduct. In November 2010, the appeals court issued a decision reversing the trial court’s finding. In December 2010, Barr filed a petition seeking a rehearing en banc of the appeal. By virtue of an agreement that Barr not launch a product during the appeal process, the Company has agreed that Barr can launch a product in August 2013.

In September 2010, a patent infringement lawsuit was filed (jointly with CRT) in the United States against Sun Pharmaceutical Industries Inc. (“Sun”) in respect of Sun’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Temodar. The lawsuit automatically stays FDA approval of Sun’s ANDA until February 2013 or until an adverse court decision, if any, whichever may occur earlier. In November 2010, a patent infringement lawsuit was filed (jointly with CRT) in the against Accord HealthCare Inc. (“Accord”) in respect of its application to the FDA seeking pre-patent expiry approval to sell a generic version of Temodar. The Company, CRT and Accord have entered an agreement to stay the lawsuit pending the outcome of the appeal en banc process in the Barr lawsuit.

Vytorin — In December 2009, a patent infringement lawsuit was filed in the United States against Mylan in respect of Mylan’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Vytorin. The lawsuit automatically stays FDA approval of Mylan’s application until May 2012 or until an adverse court decision, if any whichever may occur earlier. In February 2010, a patent infringement lawsuit was filed in the United States against Teva in respect of Teva’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Vytorin. The lawsuit automatically stays FDA approval of Teva’s application until August 2013 or until an adverse court decision, if any, whichever may occur earlier. In August 2010, a patent infringement lawsuit was filed in the United States against Impax Laboratories Inc. (“Impax”) in respect of Impax’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Vytorin. An agreement was reached with Impax to stay the lawsuit pending the outcome of the lawsuit with Mylan.

Zetia — In March 2007, a patent infringement lawsuit was filed in the United States against Glenmark Pharmaceuticals Inc., USA and its parent corporation (collectively, “Glenmark”) in respect of Glenmark’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Zetia. In May 2010, Glenmark agreed to a settlement by virtue of which Glenmark will be permitted to launch its generic product in the United States on December 12, 2016, subject to receiving final FDA approval. In June 2010, a patent infringement lawsuit was filed in the United States against Mylan in respect of Mylan’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Zetia. The lawsuit automatically stays FDA approval of Mylan’s application until December 2012 or until an adverse court decision, if any, whichever may occur earlier. In September 2010, a patent infringement lawsuit was filed in the United States against Teva in respect of Teva’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Zetia. The lawsuit automatically stays FDA approval of Teva’s application until January 2013 or until an adverse court decision, if any, whichever may occur earlier.

In September 2008, a lawsuit was filed in the Federal Court of Canada against Teva seeking an order of prohibition of Teva’s application seeking pre-patent expiry approval to sell a generic version of ezetimibe in Canada. Teva responded asserting that the patent was invalid. In September 2010, the Federal Court of Canada issued a decision upholding the validity of the Company’s Canadian ezetimibe patent. This decision was not appealed. In August 2010, a lawsuit was filed in the Federal Court of Canada against Mylan seeking an order of prohibition of Mylan’s application seeking pre-patent expiry approval to sell a generic version of ezetimibe in Canada. In December 2010, Mylan withdrew its application for product approval prior to patent expiration in September 2014 and the subject lawsuit was withdrawn.

Other Litigation

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

As previously disclosed, approximately 2,200 plaintiffs have filed an amended complaint against Old Merck and 12 other defendants in U.S. District Court, Eastern District of California asserting claims under the Clean Water Act, the Resource Conservation and Recovery Act, as well as negligence and nuisance. The suit seeks damages for personal injury, diminution of property value, medical monitoring and other alleged real and personal property damage associated with groundwater and soil contamination found at the site of a former Old Merck subsidiary in Merced, California. Certain of the other defendants in this suit have settled with plaintiffs regarding some or all aspects of plaintiffs’ claims. This lawsuit is proceeding in a phased manner. A jury trial commenced in February 2011 during which a jury will be asked to make certain factual findings regarding whether contamination moved off-site to any areas where plaintiffs could have been exposed to such contamination and, if so, when, where and in what amounts. Defendants in this “Phase 1” trial include Old Merck and three of the other original 12 defendants. Depending on the results of the Phase 1 trial, later phases of the litigation may be required to address issues related to causation and damages related to specific plaintiffs.

As previously disclosed, the Environmental Protection Agency (the “EPA”) and Merck have tentatively agreed to a $260,000 fine to resolve alleged environmental violations at Merck’s Las Piedras Puerto Rico facility. The alleged violations arise from an EPA air inspection conducted in July 2008 and are primarily based on the site’s leak detection and repair program.

In management’s opinion, the liabilities for all environmental matters that are probable and reasonably estimable have been accrued and totaled $185 million and $162 million at December 31, 2010 and 2009, respectively. These liabilities are undiscounted, do not consider potential recoveries from other parties and will be paid out over the periods of remediation for the applicable sites, which are expected to occur primarily over the next 15 years. Although it is not possible to predict with certainty the outcome of these matters, or the ultimate costs of remediation, management does not believe that any reasonably possible expenditures that may be incurred in excess of the liabilities accrued should exceed $150 million in the aggregate. Management also does not believe that these expenditures should result in a material adverse effect on the Company’s financial position, results of operations, liquidity or capital resources for any year.

13.	Equity

In accordance with the Merck certificate of incorporation there are 6,500,000,000 shares of common stock and 20,000,000 shares of preferred stock authorized. Of the authorized shares of preferred stock, there was a series of 11,500,000 shares which was designated as 6% mandatory convertible preferred stock.

6% Mandatory Convertible Preferred Stock
In connection with the Merger, holders of Schering-Plough 6% preferred stock received 6% preferred stock (which rights were substantially similar to the rights of the Schering-Plough 6% preferred stock) in accordance with the New Merck Restated Certificate of Incorporation. As a result of the Merger, the 6% preferred stock became subject to the “make-whole” acquisition provisions of the preferred stock effective as of November 3, 2009. During the make-whole acquisition conversion period that ended on November 19, 2009, the 6% preferred stock was convertible at a make-whole conversion rate of 8.2021. For each share of preferred stock that was converted during this period, the holder received $86.12 in cash and 4.7302 New Merck common shares. Holders also received a dividend make-whole payment of between $10.79 and $10.82 per share depending on the date of the conversion. A total of 9,110,423 shares of 6% preferred stock were converted into 43,093,881 shares of New Merck common stock and cash payments of approximately $785 million were made to those holders who converted. In addition, make-whole dividend payments of $98 million were made to those holders who converted representing the present value of all remaining future dividend payments from the conversion date through the mandatory conversion date on August 13, 2010 using the discount rate as stipulated by the terms of the preferred stock.

On August 13, 2010, the outstanding 6% mandatory convertible preferred stock automatically converted by its terms into the right to receive cash and shares of Merck common stock. For each share of 6% mandatory convertible preferred stock, holders received $85.06 in cash and 4.6719 shares of Merck common stock. As a result of the conversion, approximately $72 million was paid to the holders and approximately 4 million Merck common shares were issued.

Capital Stock
A summary of common stock and treasury stock transactions (shares in millions) is as follows:

	2010		2009		2008
	Common	Treasury	Common	Treasury	Common	Treasury
	Stock	Stock	Stock	Stock	Stock	Stock

Balance January 1	3,563	454	2,984	876	2,984	811
Mandatory conversion of 6% convertible preferred stock	4	—	—	—	—	—
Issuances of shares in connection with the Merger	—	—	1,054	64	—	—
Issuances(1)	10	(6)	9	(2)	—	(5)
Purchases of treasury stock	—	47	—	—	—	70
Cancellations of treasury stock(2)	—	—	(484)	(484)	—	—

Balance December 31	3,577	495	3,563	454	2,984	876

(1)	Issuances primarily reflect activity under share-based compensation plans.
(2)	Pursuant to the Merger agreement, certain of Old Merck’s treasury shares were cancelled.

Noncontrolling Interests
In connection with the 1998 restructuring of AMI, Old Merck assumed a $2.4 billion par value preferred stock obligation with a dividend rate of 5% per annum, which is carried by KBI and included in Noncontrolling interests. If AstraZeneca exercises the Shares Option (see Note 10) this preferred stock obligation will be settled.

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

Also, as a result of the Merger, certain share-based compensation instruments previously granted under the Schering-Plough 2006 SIP and other legacy Schering-Plough incentive plans were exchanged for New Merck replacement awards. Other awards related to precombination services became payable in cash. In addition, certain stock options under Schering-Plough legacy incentive plans contained a “lock-in” feature whereby an award holder could have elected to receive a cash payment for those stock options at a fixed amount based on the price of Schering-Plough’s common stock 60 days prior to the Merger. The liability associated with this provision was $246 million at December 31, 2009. Upon expiration of the exercise period associated with the “lock-in” feature, the amount was reclassified from liabilities to equity. The fair value of replacement awards attributable to precombination service was $525 million and is included in the calculation of consideration transferred (see Note 3). A significant portion of the legacy Schering-Plough awards vested in the opening balance sheet at the time of the Merger. Those Schering-Plough share-based compensation instruments that did not immediately vest upon completion of the Merger were exchanged for New Merck replacement awards that generally vest on the same basis as the original grants made under the Schering-Plough legacy incentive plans and will immediately vest if the employee is terminated by the Company within two years of the Merger under certain circumstances. The fair value of New Merck replacement awards attributed to postcombination services is being recognized as compensation cost subsequent to the Merger over the requisite service period of the awards.

At December 31, 2010, 175 million shares collectively were authorized for future grants under the Company’s share-based compensation plans. Prior to the Merger, employee share-based compensation awards were settled primarily with treasury shares. Subsequent to the Merger, these awards are either being settled with newly issued shares or treasury shares.

Employee stock options are granted to purchase shares of Company stock at the fair market value at the time of grant. These awards generally vest one-third each year over a three-year period, with a contractual term of 7-10 years. RSUs are stock awards that are granted to employees and entitle the holder to shares of common stock as the awards vest. The fair value of the stock option and RSU awards is determined and fixed on the grant date based on the Company’s stock price. PSUs are stock awards where the ultimate number of shares issued will be contingent on the Company’s performance against a pre-set objective or set of objectives. The fair value of each PSU is determined on the date of grant based on the Company’s stock price. For RSUs and certain PSUs granted before December 31, 2009 employees participate in dividends on the same basis as common shares and such dividends are nonforfeitable by the holder. For RSUs and PSUs issued on or after January 1, 2010, dividends declared during the vesting period are payable to the employees only upon vesting. The fair value of stock option, RSU and PSU replacement awards was determined and fixed at the time of the Merger. Over the PSU performance period, the number of shares of stock that are expected to be issued will be adjusted based on the probability of achievement of a performance target and final compensation expense will be recognized based on the ultimate number of shares issued. RSU and PSU distributions will be in shares of Company stock after the end of the vesting or performance period, generally three years, subject to the terms applicable to such awards.

Total pretax share-based compensation cost recorded in 2010, 2009 and 2008 was $509 million, $415 million and $348 million, respectively, with related income tax benefits of $173 million, $132 million and $108 million, respectively.

The Company uses the Black-Scholes option pricing model for determining the fair value of option grants. In applying this model, the Company uses both historical data and current market data to estimate the fair value of its options. The Black-Scholes model requires several assumptions including expected dividend yield, risk-free interest rate, volatility, and term of the options. The expected dividend yield is based on historical patterns of dividend payments. The risk-free rate is based on the rate at grant date of zero-coupon U.S. Treasury Notes with a term equal to the expected term of the option. Expected volatility is estimated using a blend of historical and implied volatility. The historical component is based on historical monthly price changes. The implied volatility is obtained from market data on the Company’s traded options. The expected life represents the amount of time that options granted are expected to be outstanding, based on historical and forecasted exercise behavior.

The weighted average grant price of options granted in 2010, 2009 and 2008 was $34.30, $24.31 and $43.35 per option, respectively. The weighted average fair value of options granted in 2010, 2009 and 2008 was $7.99, $4.02 and $9.80 per option, respectively, and were determined using the following assumptions:

Years Ended December 31	2010	2009	2008

Expected dividend yield	4.1%	6.3%	3.5%
Risk-free interest rate	2.8%	2.2%	2.7%
Expected volatility	33.7%	33.8%	31.0%
Expected life (years)	6.8	6.1	6.1

Summarized information relative to stock option plan activity (options in thousands) is as follows:

		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Term	Value

Balance January 1, 2010	313,855	$43.02
Granted	7,508	34.30
Exercised	(14,558)	24.95
Forfeited	(34,564)	54.69

Outstanding December 31, 2010	272,241	$42.26	4.47	$771

Exercisable December 31, 2010	226,231	$44.56	3.83	$469

Additional information pertaining to stock option plans is provided in the table below:

Years Ended December 31	2010	2009	2008

Total intrinsic value of stock options exercised	$177	$119	$40
Fair value of stock options vested(1)	$290	$311	$259
Cash received from the exercise of stock options	$363	$186	$102

(1)	The fair value of stock options vested in 2009 excludes the fair value of options that vested as a result of the Merger attributable to precombination service.

A summary of nonvested RSU and PSU activity (shares in thousands) is as follows:

	RSUs		PSUs
		Weighted		Weighted
		Average		Average
	Number	Grant Date	Number	Grant Date
	of Shares	Fair Value	of Shares	Fair Value

Nonvested January 1, 2010	15,119	$33.06	2,323	$35.46
Granted	10,278	33.98	1,053	36.18
Vested	(4,029)	36.40	(854)	40.09
Forfeited	(930)	32.68	(148)	31.64

Nonvested December 31, 2010	20,438	$32.88	2,374	$34.35

At December 31, 2010, there was $416 million of total pretax unrecognized compensation expense related to nonvested stock options, RSU and PSU awards which will be recognized over a weighted average period of 1.8 years. For segment reporting, share-based compensation costs are unallocated expenses.

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

Net Periodic Benefit Cost
The net periodic benefit cost for pension and other postretirement benefit plans consisted of the following components:

	Pension Benefits			Other Postretirement Benefits
Years Ended December 31	2010	2009	2008	2010	2009	2008

Service cost	$584	$397	$344	$108	$75	$74
Interest cost	688	450	414	148	108	114
Expected return on plan assets	(892)	(649)	(559)	(131)	(98)	(129)
Net amortization	149	123	70	7	19	(23)
Termination benefits	54	89	62	42	10	11
Curtailments	(50)	(6)	6	(10)	(10)	(16)
Settlements	(1)	3	9	—	—	—

Net periodic benefit cost	$532	$407	$346	$164	$104	$31

The higher costs in 2010 and 2009 as compared with 2008 are primarily due to incremental costs associated with legacy Schering-Plough benefit plans being recognized subsequent to the Merger.

The net periodic benefit cost attributable to U.S. pension plans included in the above table was $289 million in 2010, $289 million in 2009 and $226 million in 2008.

In connection with restructuring actions (see Note 4), termination charges were recorded in 2010, 2009 and 2008 on pension and other postretirement benefit plans related to expanded eligibility for certain employees exiting Merck. Also, in connection with these restructuring activities, curtailments were recorded in 2010, 2009 and 2008 on pension and other postretirement benefit plans.

In addition, settlements were recorded in 2010, 2009 and 2008 on certain domestic and international pension plans.

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

Obligations and Funded Status
Summarized information about the changes in plan assets and benefit obligation, the funded status and the amounts recorded at December 31 is as follows:

			Other Postretirement
	Pension Benefits		Benefits
	2010	2009	2010	2009

Fair value of plan assets January 1	$10,835	$5,888	$1,523	$1,088
Actual return on plan assets	1,458	1,450	237	312
Company contributions	1,062	869	32	89
Mergers and acquisitions	162	3,041	—	107
Effects of exchange rate changes	(74)	73	—	—
Benefits paid	(573)	(484)	(107)	(73)
Settlements	(196)	(27)	—	—
Other	31	25	—	—

Fair value of plan assets December 31	$12,705	$10,835	$1,685	$1,523

Benefit obligation January 1	13,183	7,140	2,614	1,747
Service cost	584	397	108	75
Interest cost	688	450	148	108
Mergers and acquisitions	174	5,030	—	586
Actuarial losses	280	518	41	121
Benefits paid	(573)	(484)	(107)	(73)
Effects of exchange rate changes	(138)	88	2	6
Plan amendments	1	2	(113)	—
Curtailments	(136)	(33)	3	34
Termination benefits	54	89	42	10
Settlements	(196)	(27)	—	—
Other	57	13	7	—

Benefit obligation December 31	$13,978	$13,183	$2,745	$2,614

Funded status December 31	$(1,273)	$(2,348)	$(1,060)	$(1,091)

Recognized as:
Other assets	$812	$402	$346	$220
Accrued and other current liabilities	(67)	(248)	(10)	(9)
Deferred income taxes and noncurrent liabilities	(2,018)	(2,502)	(1,396)	(1,302)

The fair value of U.S. pension plan assets included in the preceding table was $7.2 billion and $6.1 billion at December 31, 2010 and 2009, respectively, and the pension projected benefit obligation of U.S. plans was $8.4 billion and $7.6 billion, respectively. Approximately 40% and 42% of the Company’s pension projected benefit obligation at December 31, 2010 and 2009, respectively, relates to international defined benefit plans, of which each individual plan is not significant relative to the total benefit obligation.

At December 31, 2010 and 2009, the accumulated benefit obligation was $11.8 billion and $10.7 billion, respectively, for all pension plans, of which $6.9 billion and $6.0 billion, respectively, related to U.S. pension plans.

For pension plans with benefit obligations in excess of plan assets at December 31, 2010 and 2009, the fair value of plan assets was $4.3 billion and $4.9 billion, respectively, and the benefit obligations were $6.4 billion and $7.7 billion, respectively. For those plans with accumulated benefit obligations in excess of plan assets at December 31, 2010 and 2009, the fair value of plan assets was $2.6 billion and $3.5 billion, respectively, and the accumulated benefit obligations were $3.8 billion and $5.1 billion, respectively.

Plan Assets
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

Level 3 — Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The plans’ Level 3 assets primarily include investments in insurance contracts and real estate funds which are valued using methodologies that management understands. The plans’ Level 3 investments in insurance contracts are generally valued using a crediting rate that approximates market returns and invest in underlying securities whose market values are unobservable and determined using pricing models, discounted cash flow methodologies, or similar techniques. The plans’ Level 3 investments in real estate are generally valued by market appraisals which may be infrequent in nature. At December 31, 2010 and 2009, $648 million and $568 million, respectively, or approximately 5.0% of the Company’s pension investments at each year end, were categorized as Level 3 assets.

If the inputs used to measure the financial assets fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The fair values of the Company’s pension plan assets at December 31 by asset category are as follows:

	Fair Value Measurements Using				Fair Value Measurements Using
	2010				2009
	Quoted Prices	Significant			Quoted Prices	Significant
	In Active	Other	Significant		In Active	Other	Significant
	Markets for	Observable	Unobservable		Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs		Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total

Assets

Cash and cash equivalents	$54	$213	$—	$267	$96	$544	$—	$640
Securities lending collateral in short-term investments	—	—	—	—	—	280	—	280
Investment funds
U.S. large cap equities	36	2,208	—	2,244	33	1,806	—	1,839
U.S. small/mid cap equities	9	1,266	—	1,275	6	744	—	750
Non-U.S. developed markets equities	390	1,703	—	2,093	412	1,076	—	1,488
Non-U.S. emerging markets equities	101	644	—	745	85	449	—	534
Government and agency obligations	158	526	—	684	70	537	—	607
Corporate obligations	111	179	—	290	71	203	—	274
Fixed income obligations	1	73	—	74	—	79	—	79
Real estate	—	8	165	173	—	9	185	194
Equity securities
U.S. large cap	458	—	—	458	436	—	—	436
U.S. small/mid cap	737	—	—	737	618	—	—	618
Non-U.S. developed markets	915	—	—	915	864	1	—	865
Fixed income securities
Government and agency obligations	—	1,186	—	1,186	—	991	—	991
Corporate obligations	—	644	—	644	—	591	1	592
Mortgage and asset-backed securities	—	279	—	279	—	311	3	314
Other investments
Insurance contracts	—	159	420	579	—	139	310	449
Derivatives	1	48	—	49	—	73	—	73
Other	5	31	63	99	8	19	69	96

	$2,976	$9,167	$648	$12,791	$2,699	$7,852	$568	$11,119

Liabilities

Liability for the return of collateral for securities loaned	$—	$—	$—	$—	$—	$280	$—	$280
Derivatives	—	83	—	83	—	3	—	3

Total liabilities	$—	$83	$—	$83	$—	$283	$—	$283

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value using significant unobservable inputs (Level 3) for the Company’s pension plan assets:

	2010				2009
	Insurance	Real			Insurance	Real
	Contracts	Estate	Other	Total	Contracts	Estate	Other	Total

Beginning balance January 1	$310	$185	$73	$568	$182	$53	$—	$235
Actual return on plan assets
Relating to assets still held at December 31	(2)	4	2	4	20	(10)	1	11
Relating to assets sold during the year	—	1	2	3	—	—	—	—
Purchases, sales, settlements, net	12	(25)	(14)	(27)	(18)	—	1	(17)
Net transfers to (from) Level 3	100	—	—	100	——	—	—	—
Schering-Plough merger	—	—	—	—	126	142	71	339

Ending balance December 31	$420	$165	$63	$648	$310	$185	$73	$568

The fair values of the Company’s other postretirement benefit plan assets at December 31 by asset category are as follows:

	Fair Value Measurements Using				Fair Value Measurements Using
	2010				2009
	Quoted Prices	Significant			Quoted Prices	Significant
	In Active	Other	Significant		In Active	Other	Significant
	Markets for	Observable	Unobservable		Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs		Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total

Assets

Cash and cash equivalents	$2	$62	$—	$64	$2	$58	$—	$60

Securities lending collateral in short-term investments	—	—	—	—	—	65	—	65

Investment funds

U.S. large cap equities	—	472	—	472	—	436	—	436

U.S. small/mid cap equities	—	343	—	343	—	272	—	272

Non-U.S. developed markets equities	73	99	—	172	62	100	—	162

Non-U.S. emerging markets equities	38	88	—	126	31	76	—	107

Fixed income obligations	—	53	—	53	9	9	—	18

Equity securities

U.S. large cap	1	—	—	1	25	—	—	25

U.S. small/mid cap	85	—	—	85	85	—	—	85

Non-U.S. developed markets	120	—	—	120	126	—	—	126

Fixed income securities

Government and agency obligations	—	62	—	62	—	56	—	56

Corporate obligations	—	145	—	145	—	131	—	131

Mortgage and asset backed securities	—	35	—	35	—	34	—	34

Other fixed income obligations	—	9	—	9	—	8	—	8

	$319	$1,368	$—	$1,687	$340	$1,245	$—	$1,585

Liabilities

Liability for the return of collateral for securities loaned	$—	$—	$—	$—	$—	$65	$—	$65

Total pension and other postretirement benefit plan assets excluded from the fair value hierarchy include interest receivable, as well as payables and receivables related to purchases and sales of investments, respectively.

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

Expected Contributions
Contributions to the pension plans and other postretirement benefit plans during 2011 are expected to be approximately $800 million and $60 million, respectively.

Expected Benefit Payments
Expected benefit payments are as follows:

		Other
	Pension	Postretirement
	Benefits	Benefits

2011	$545	$121
2012	545	127
2013	569	134
2014	582	142
2015	640	152
2016 — 2020	3,974	873

Expected benefit payments are based on the same assumptions used to measure the benefit obligations and include estimated future employee service.

Amounts Recognized in Other Comprehensive Income
Net loss amounts reflect experience differentials primarily relating to differences between expected and actual returns on plan assets as well as the effects of changes in actuarial assumptions. Net loss amounts in excess of certain thresholds are amortized into net pension and other postretirement benefit cost over the average remaining service life of employees. The following amounts were reflected as components of OCI:

				Other Postretirement
	Pension Plans			Benefit Plans
Years Ended December 31	2010	2009	2008	2010	2009	2008

Net gain (loss) arising during the period	$361	$303	$(2,586)	$66	$71	$(509)
Prior service credit (cost) arising during the period	1	(1)	11	99	(24)	157

	$362	$302	$(2,575)	$165	$47	$(352)

Net loss amortization included in benefit cost	$140	$127	$51	$55	$68	$26
Prior service cost (credit) amortization included in benefit cost	8	9	7	(47)	(49)	(49)

	$148	$136	$58	$8	$19	$(23)

The estimated net loss and prior service cost (credit) amounts that will be amortized from AOCI into net pension and postretirement benefit cost during 2011 are $174 million and $5 million, respectively, for pension plans and are $43 million and $(55) million, respectively, for other postretirement benefit plans.

Actuarial Assumptions
The Company reassesses its benefit plan assumptions on a regular basis. The weighted average assumptions used in determining pension plan and U.S. pension and other postretirement benefit plan information are as follows:

				U.S. Pension and Other
				Postretirement
	Pension Plans			Benefit Plans
December 31	2010	2009	2008	2010	2009	2008

Net cost

Discount rate	5.50%	5.80%	5.90%	5.90%	6.15%	6.50%
Expected rate of return on plan assets	7.60%	7.90%	7.65%	8.70%	8.75%	8.75%
Salary growth rate	4.15%	4.30%	4.30%	4.50%	4.50%	4.50%

Benefit obligation

Discount rate	5.20%	5.50%	5.75%	5.40%	5.90%	6.20%
Salary growth rate	4.20%	4.15%	4.25%	4.50%	4.50%	4.50%

The 2009 net cost rates in the preceding table include costs associated with the Schering-Plough benefit plans from the date of the Merger through December 31, 2009.

The expected rate of return for both the pension and other postretirement benefit plans represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid and is determined on a country basis. In developing the expected rate of return within each country, long-term historical returns data are considered as well as actual returns on the plan assets and other capital markets experience. Using this reference information, the long-term return expectations for each asset category and a weighted average expected return for each country’s target portfolio is developed, according to the allocation among those investment categories. The expected portfolio performance reflects the contribution of active management as appropriate. For 2011, the Company’s expected rate of return will range from 5.25% to 8.75% compared to a range of 8.00% to 8.75% in 2010 for its U.S. pension and other postretirement benefit plans.

The health care cost trend rate assumptions for other postretirement benefit plans are as follows:

December 31	2010	2009

Health care cost trend rate assumed for next year	8.3%	8.6%
Rate to which the cost trend rate is assumed to decline	5.0%	5.0%
Year that the trend rate reaches the ultimate trend rate	2018	2018

A one percentage point change in the health care cost trend rate would have had the following effects:

	One Percentage
	Point
	Increase	Decrease

Effect on total service and interest cost components	$50	$(39)
Effect on benefit obligation	$432	$(349)

Savings Plans
The Company also maintains defined contribution savings plans in the United States, including plans assumed in connection with the Merger. The Company matches a percentage of each employee’s contributions consistent with the provisions of the plan for which the employee is eligible. Total employer contributions to these plans in 2010, 2009 and 2008 were $155 million, $111 million and $104 million, respectively.

16.	Other (Income) Expense, Net

Years Ended December 31	2010	2009	2008

Interest income	$(83)	$(210)	$(631)
Interest expense	715	460	251
Exchange losses (gains)	214	(12)	147
Other, net	458	(10,906)	(2,085)

	$1,304	$(10,668)	$(2,318)

The decline in interest income and increase in interest expense in 2010 as compared with 2009 is largely attributable to the Merger. The increase in exchange losses during 2010 is primarily due to the recognition of $200 million of exchange losses due to two Venezuelan currency devaluations as discussed below. The change in Other, net (as presented in the table above) for 2010 as compared with 2009 primarily reflects a $7.5 billion gain in 2009 resulting from recognizing Merck’s previously held equity interest in the MSP Partnership at fair value as a result of obtaining control of the MSP Partnership in the Merger (see Note 3), a $3.2 billion gain in 2009 on the sale of Old Merck’s interest in Merial (see Note 10), a $950 million charge for the Vioxx Liability Reserve recorded in 2010 (see Note 12), lower recognized net gains in 2010 on the Company’s investment portfolio and charges recognized in 2010 related to the settlement of certain pending AWP litigation (see Note 12). These items were partially offset by $443 million of income recognized upon AstraZeneca’s asset option exercise (see Note 10) and $102 million of income recognized on the settlement of certain disputed royalties in 2010.

Effective January 1, 2010, the Company was required to remeasure its local currency operations in Venezuela to U.S. dollars as the Venezuelan economy was determined to be hyperinflationary. Effective January 11, 2010, the Venezuelan government devalued its currency from at BsF 2.15 per U.S. dollar to a two-tiered official exchange rate at (1) “the essentials rate” at BsF 2.60 per U.S. dollar and (2) “the non-essentials rate” at BsF 4.30 per U.S. dollar. Throughout 2010, the Company settled transactions at the essentials rate and therefore remeasured monetary assets and liabilities utilizing the essentials rate. In December 2010, the Venezuelan government announced it would eliminate the essentials rate and effective January 1, 2011, all transactions would be settled at the official rate of at BsF 4.30 per U.S. dollar. As a result of this announcement, the Company remeasured its December 31, 2010 monetary assets and liabilities at the new official rate.

The decline in interest income in 2009 as compared with 2008 is primarily the result of lower interest rates and a change in the investment portfolio mix toward cash and shorter-dated securities in anticipation of the Merger. The increase in interest expense in 2009 is largely due to $173 million of commitment fees and incremental interest expense related to the financing of the Merger. Included in Other, net in 2009 was the $7.5 billion gain as a result of obtaining control of the MSP Partnership in the Merger, the $3.2 billion gain on the sale of Old Merck’s interest in Merial, $231 million of investment portfolio recognized net gains, and an $80 million charge related to the settlement of the Vioxx third-party payor litigation in the United States. Included in Other, net in 2008 was an aggregate gain on distribution from AZLP of $2.2 billion (see Note 10), a gain of $249 million related to the sale of the remaining worldwide rights to Aggrastat, a $300 million expense for a contribution to the Merck Company Foundation and $117 million of investment portfolio recognized net losses.

Interest paid was $763 million in 2010, $351 million in 2009, $247 million in 2008, which excludes commitment fees.

17.	Taxes on Income

A reconciliation between the effective tax rate and the U.S. statutory rate is as follows:

	2010		2009		2008
	Amount	Tax Rate	Amount	Tax Rate	Amount	Tax Rate

U.S. statutory rate applied to income before taxes	$579	35.0%	$5,352	35.0%	$3,476	35.0%
Differential arising from:
Foreign earnings	(1,878)	(113.6)	(1,216)	(8.0)	(1,287)	(13.1)
Foreign entity tax rate change	(391)	(23.7)	(198)	(1.3)	—	—
Unremitted foreign earnings	(217)	(13.1)	27	0.2	17	0.2
State taxes	(42)	(2.6)	185	1.2	311	3.2
State tax settlements	(17)	(1.0)	(108)	(0.7)	(192)	(2.0)
Amortization of purchase accounting adjustments	1,394	84.3	760	5.0	—	—
IPR&D impairment charges	484	29.3	—	—	—	—
Vioxx Liability Reserve	332	20.1	—	—	—	—
U.S. health care reform legislation	147	8.9	—	—	—	—
Restructuring	134	8.1	264	1.7	115	1.2
Gain on equity investments	15	0.9	(2,540)	(16.6)	29	0.3
Foreign tax credit utilization	—	—	—	—	(192)	(2.0)
Other(1)	131	8.0	(258)	(1.7)	(278)	(2.7)

	$671	40.6%	$2,268	14.8%	$1,999	20.1%

(1)	Other includes the tax effect of contingency reserves, research credits, export incentives and miscellaneous items.

The 2010 tax rate reconciliation percentages reflect the impact of the significant decline in the Company’s 2010 income before taxes resulting primarily from a full year of purchase accounting adjustments, including IPR&D impairment charges, restructuring charges and the Vioxx Liability Reserve.

Income before taxes consisted of:

Years Ended December 31	2010	2009	2008

Domestic	$1,154	$5,318	$5,210
Foreign	499	9,972	4,721

	$1,653	$15,290	$9,931

Taxes on income consisted of:

Years Ended December 31	2010	2009	2008

Current provision
Federal	$399	$(55)	$1,054
Foreign	1,446	495	292
State	(82)	7	123

	1,763	447	1,469

Deferred provision
Federal	764	2,095	419
Foreign	(1,777)	(437)	56
State	(79)	163	55

	(1,092)	1,821	530

	$671	$2,268	$1,999

Deferred income taxes at December 31 consisted of:

	2010		2009
	Assets	Liabilities	Assets	Liabilities

Intangibles	$—	$6,669	$—	$8,566
Inventory related	97	436	272	485
Accelerated depreciation	137	1,407	56	1,619
Unremitted foreign earnings	—	2,535	—	2,750
Equity investments	—	121	—	180
Pensions and other postretirement benefits	1,041	127	1,498	103
Compensation related	732	—	686	—
Unrecognized tax benefits	846	—	573	—
Net operating losses and other tax credit carryforwards	520	—	1,196	—
Other	2,156	121	2,360	53

Subtotal	5,529	11,416	6,641	13,756
Valuation allowance	(196)		$(263)

Total deferred taxes	$5,333	$11,416	6,378	$13,756

Net deferred income taxes		$6,083		$7,378

Recognized as:
Deferred income taxes and other current assets	$879		$1,065
Other assets	472		501
Income taxes payable		$23		$168
Deferred income taxes and noncurrent liabilities		7,411		8,776

The Company has net operating loss (“NOL”) carryforwards in several jurisdictions. As of December 31, 2010, approximately $263 million of deferred taxes on NOL carryforwards relate to foreign jurisdictions, none of which are individually significant. Approximately $148 million of valuation allowances have been established on these foreign NOL carryforwards. In addition, the Company has approximately $257 million of deferred tax assets relating to various U.S. tax credit carryforwards and state tax NOL carryforwards. Of these amounts, $209 million is expected to be fully utilized prior to expiry.

Income taxes paid in 2010, 2009 and 2008 were $1.6 billion, $958 million and $1.8 billion, respectively. Stock option exercises did not have a significant impact on taxes paid in 2010, 2009 or 2008.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2010	2009	2008

Balance January 1	$4,743	$3,665	$3,690
Additions related to current year positions	479	333	269
Additions related to prior year positions	124	49	64
Additons related to the Merger	—	1,578	—
Reductions for tax positions of prior years	(157)	(547)	(310)
Settlements	(256)	(332)	(39)
Lapse of statute of limitations	(14)	(3)	(9)

Balance December 31	$4,919	$4,743	$3,665

If the Company were to recognize the unrecognized tax benefits of $4.9 billion at December 31, 2010, the income tax provision would reflect a favorable net impact of $4.2 billion.

The Company and Old Merck are both under examination by numerous tax authorities in various jurisdictions globally. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits as of December 31, 2010 could decrease by up to $2.0 billion in the next 12 months for both the Company and Old Merck as a result of various audit closures, settlements or the expiration of the statute of limitations. The ultimate finalization of the Company’s examinations with relevant taxing authorities can include formal administrative and legal proceedings, which could have a significant impact on the timing of the reversal of unrecognized tax benefits. The Company believes that its reserves for uncertain tax positions are adequate to cover any risks or exposures.

Interest and penalties associated with uncertain tax positions amounted to an expense (benefit) of $144 million in 2010, $(163) million in 2009 and $101 million in 2008. Liabilities for accrued interest and penalties were $1.6 billion and $1.4 billion as of December 31, 2010 and 2009, respectively.

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

In addition, as previously disclosed, the CRA has proposed additional adjustments for 1999 and 2000 relating to other intercompany pricing matters. The adjustments would increase Canadian tax due by approximately $317 million (U.S. dollars) plus approximately $340 million (U.S. dollars) of interest through December 31, 2010. The Company disagrees with the positions taken by the CRA and believes they are without merit. The Company continues to contest the assessments through the CRA appeals process. The CRA is expected to prepare similar adjustments for later years. Management believes that resolution of these matters will not have a material effect on the Company’s financial position or liquidity.

In connection with the appeals process discussed above related to 1999 and 2000, Old Merck pledged cash and investments as collateral to two financial institutions, one of which provided a guarantee to the CRA and the other to the Quebec Ministry of Revenue representing a portion of the tax and interest assessed. The guarantee to the Quebec Ministry of Revenue expired in the first quarter of 2009. The collateral associated with the guarantee to the CRA totaled approximately $290 million at December 31, 2009 and was included in Deferred income taxes and other current assets and Other assets in the Consolidated Balance Sheet. During 2010, this guarantee was replaced with a guarantee that is not collateralized. Accordingly, the collateral associated with the original guarantee was released and reclassified to cash and investments.

In October 2001, Internal Revenue Service (“IRS”) auditors asserted that two interest rate swaps that Schering-Plough entered into with an unrelated party should be re-characterized as loans from affiliated companies, resulting in additional tax liability for the 1991 and 1992 tax years. In September 2004, Schering-Plough made payments to the IRS in the amount of $194 million for income taxes and $279 million for interest. The Company’s tax reserves were adequate to cover these payments. Schering-Plough filed refund claims for the taxes and interest with the IRS in December 2004. Following the IRS’s denial of Schering-Plough’s claims for a refund, Schering-Plough filed suit in May 2005 in the U.S. District Court for the District of New Jersey for refund of the full amount of taxes and interest. A decision in favor of the government was announced in August 2009. The Company is appealing the decision of the District Court to the U.S. Court of Appeals for the Third Circuit and the appeal is scheduled to be heard in March 2011.

The IRS has finalized its examination of Schering-Plough’s 2003-2006 tax years. In this audit cycle the Company reached an agreement with the IRS on an adjustment to income related to intercompany pricing matters. This income adjustment mostly reduced NOLs and other tax credit carryforwards. Additionally, the Company is seeking resolution of one issue raised during this examination through the IRS administrative appeals process. The Company’s reserves for uncertain tax positions were adequate to cover all adjustments related to this examination period. The IRS began its examination of the 2007-2009 tax years for the Company in 2010. The IRS’s examination of Old Merck’s 2002-2005 federal income tax returns is ongoing and is expected to conclude within the next 12 months.

In addition, various state and foreign tax examinations are in progress. For most of its other significant tax jurisdictions (both U.S. state and foreign), the Company’s income tax returns are open for examination for the period 2000 through 2010.

At December 31, 2010, foreign earnings of $40.4 billion have been retained indefinitely by subsidiary companies for reinvestment, therefore no provision has been made for income taxes that would be payable upon the distribution of such earnings. In addition, the Company has subsidiaries operating in Puerto Rico and Singapore under tax incentive grants that begin to expire in 2013.

18.	Earnings per Share

The Company calculates earnings per share pursuant to the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. RSUs and certain PSUs granted before December 31, 2009 to certain management level employees (see Note 14) participate in dividends on the same basis as common shares and such dividends are nonforfeitable by the holder. As a result, these RSUs and PSUs meet the definition of a participating security. For RSUs and PSUs issued on or after January 1, 2010, dividends declared during the vesting period are payable to the employees only upon vesting and therefore such RSUs and PSUs do not meet the definition of a participating security.

The calculations of earnings per share under the two-class method are as follows:

Years Ended December 31	2010	2009	2008

Basic Earnings per Common Share
Net income attributable to Merck & Co., Inc. common shareholders	$861	$12,899	$7,808
Less: Income allocated to participating securities	2	46	20

Net income allocated to common shareholders	$859	$12,853	$7,788

Average common shares outstanding	3,095	2,268	2,136

	$0.28	$5.67	$3.65

Earnings per Common Share Assuming Dilution
Net income attributable to Merck & Co., Inc. common shareholders	$861	$12,899	$7,808
Less: Income allocated to participating securities	2	46	20

Net income allocated to common shareholders	$859	$12,853	$7,788

Average common shares outstanding	3,095	2,268	2,136
Common shares issuable (1)	25	5	7

Average common shares outstanding assuming dilution	3,120	2,273	2,143

	$0.28	$5.65	$3.63

(1)	Issuable primarily under share-based compensation plans.

In 2010, 2009 and 2008, 174 million, 228 million and 201 million, respectively, of common shares issuable under share-based compensation plans were excluded from the computation of earnings per common share assuming dilution because the effect would have been antidilutive.

19.	Comprehensive Income

The components of Other comprehensive income (loss) are as follows:

	Pretax	Tax	After Tax

Year Ended December 31, 2010

Net unrealized gain on derivatives	$120	$(41)	$79
Net loss realization	7	(3)	4

Derivatives	127	(44)	83

Net unrealized gain on investments	41	(11)	30
Net gain realization	(48)	16	(32)

Investments	(7)	5	(2)

Benefit plan net (loss) gain and prior service cost (credit), net of amortization	683	(257)	426

Cumulative translation adjustment	(835)	(121)	(956)

	$(32)	$(417)	$(449)

Year Ended December 31, 2009

Net unrealized loss on derivatives	$(316)	$125	$(191)
Net loss realization	61	(24)	37

Derivatives	(255)	101	(154)

Net unrealized gain on investments	208	(31)	177
Net gain realization	(230)	23	(207)

Investments	(22)	(8)	(30)

Benefit plan net (loss) gain and prior service cost (credit), net of amortization	504	(219)	285

Cumulative translation adjustment	(314)	—	(314)

	$(87)	$(126)	$(213)

Year Ended December 31, 2008

Net unrealized gain on derivatives	$291	$(116)	$175
Net gain realization	(39)	16	(23)

Derivatives	252	(100)	152

Net unrealized loss on investments	(213)	79	(134)
Net loss realization	117	(64)	53

Investments	(96)	15	(81)

Benefit plan net (loss) gain and prior service cost (credit), net of amortization	(2,891)	1,129	(1,762)

Cumulative translation adjustment	(37)	—	(37)

	$(2,772)	$1,044	$(1,728)

The components of Accumulated other comprehensive loss are as follows:

December 31	2010	2009

Net unrealized gain (loss) on derivatives	$41	$(42)
Net unrealized gain on investments	31	33
Pension plan net loss	(1,837)	(2,191)
Other postretirement benefit plan net loss	(486)	(521)
Pension plan prior service cost	(15)	(21)
Other postretirement benefit plan prior service credit	295	264
Cumulative translation adjustment	(1,245)	(289)

	$(3,216)	$(2,767)

Included in the cumulative translation adjustment are pretax gains of $277 million in 2010 and $78 million for the post-Merger period in 2009 from euro-denominated notes which have been designated as, and are effective as, economic hedges of the net investment in a foreign operation.

20.	Segment Reporting

The Company’s operations are principally managed on a products basis and are comprised of four operating segments — Pharmaceutical, Animal Health, Consumer Care and Alliances (which includes revenue and equity income from the Company’s relationship with AZLP). The Animal Health, Consumer Care and Alliances segments are not material for separate reporting and are included in all other in the table below. The Pharmaceutical segment includes human health pharmaceutical and vaccine products marketed either directly by the Company or through joint ventures. Human health pharmaceutical products consist of therapeutic and preventive agents, generally sold by prescription, for the treatment of human disorders. The Company sells these human health pharmaceutical products primarily to drug wholesalers and retailers, hospitals, government agencies and managed health care providers such as health maintenance organizations, pharmacy benefit managers and other institutions. Vaccine products consist of preventive pediatric, adolescent and adult vaccines, primarily administered at physician offices. The Company sells these human health vaccines primarily to physicians, wholesalers, physician distributors and government entities. A large component of pediatric and adolescent vaccines is sold to the U.S. Centers for Disease Control and Prevention Vaccines for Children program, which is funded by the U.S. government. The Company also has animal health operations that discover, develop, manufacture and market animal health products, including vaccines, which the Company sells to veterinarians, distributors and animal producers. Additionally, the Company has consumer care operations that develop, manufacture and market over-the-counter, foot care and sun care products, which are sold through wholesale and retail drug, food chain and mass merchandiser outlets in the United States and Canada.

The accounting policies for the segments described above are the same as those described in Note 2. Revenues and profits for these segments are as follows:

	Pharmaceutical	All Other	Total

Year Ended December 31, 2010

Segment revenues	$39,811	$5,578	$45,389
Segment profits	24,003	2,423	26,426
Included in segment profits:
Equity income from affiliates	90	323	413
Depreciation and amortization	(101)	(17)	(118)

Year Ended December 31, 2009

Segment revenues	$25,236	$2,114	$27,350
Segment profits	15,715	1,735	17,450
Included in segment profits:
Equity income from affiliates	1,330	752	2,082
Depreciation and amortization	(100)	(4)	(104)

Year Ended December 31, 2008

Segment revenues	$22,081	$1,694	$23,775
Segment profits	14,110	1,691	15,801
Included in segment profits:
Equity income from affiliates	1,656	668	2,324
Depreciation and amortization	(101)	—	(101)

Segment profits are comprised of segment revenues less certain elements of materials and production costs and operating expenses, including components of equity income or loss from affiliates and depreciation and amortization expenses. For internal management reporting presented to the chief operating decision maker, Merck does not allocate production costs, other than standard costs, research and development expenses or general and administrative expenses, nor the cost of financing these activities. Separate divisions maintain responsibility for monitoring and managing these costs, including depreciation related to fixed assets utilized by these divisions and, therefore, they are not included in segment profits.

Sales(1) of the Company’s products were as follows:

Years Ended December 31	2010	2009	2008

Pharmaceutical:
Bone, Respiratory, Immunology and Dermatology
Singulair	$4,987	$4,660	$4,337
Remicade	2,714	431	—
Nasonex	1,220	165	—
Fosamax	926	1,100	1,553
Clarinex	659	101	—
Arcoxia	398	358	377
Proventil	210	26	—
Asmanex	208	37	—
Cardiovascular
Zetia	2,297	403	6
Vytorin	2,014	441	84
Integrilin	266	46	—
Diabetes and Obesity
Januvia	2,385	1,922	1,397
Janumet	954	658	351
Diversified Brands
Cozaar/Hyzaar	2,104	3,561	3,558
Zocor	468	558	660
Propecia	447	440	429
Claritin Rx	420	71	—
Vasotec/Vaseretic	255	311	357
Remeron	223	38	—
Proscar	216	291	324
Infectious Disease
Isentress	1,090	752	361
PegIntron	737	149	—
Cancidas	611	617	596
Primaxin	610	689	760
Invanz	362	293	265
Avelox	316	66	—
Rebetol	221	36	—
Crixivan/Stocrin	206	206	275
Neurosciences and Ophthalmology
Maxalt	550	575	529
Cosopt/Trusopt	484	503	781
Subutex/Suboxone	111	36	—
Oncology
Temodar	1,065	188	—
Emend	378	317	264
Caelyx	284	47	—
Intron A	209	38	—
Vaccines (2)
ProQuad/M-M-R II/Varivax	1,378	1,369	1,268
Gardasil	988	1,118	1,403
RotaTeq	519	522	665
Pneumovax	376	346	249
Zostavax	243	277	312
Women’s Health and Endocrine
NuvaRing	559	88	—
Follistim AQ	528	96	—
Implanon	236	37	—
Cerazette	209	35	—
Other pharmaceutical(3)	4,170	1,218	920

Total Pharmaceutical segment sales	39,811	25,236	22,081

Other segment sales(4)	5,578	2,114	1,694

Total segment sales	45,389	27,350	23,775

Other(5)	598	78	75

	$45,987	$27,428	$23,850

(1)	Sales of legacy Schering-Plough products reflect results for 2010 and the post-Merger period in 2009. In addition, prior to the Merger, substantially all sales of Zetia and Vytorin were recognized by the MSP Partnership and the results of Old Merck’s interest in the MSP Partnership were recorded in Equity income from affiliates. As a result of the Merger, the MSP Partnership is wholly-owned by the Company; accordingly, all sales of MSP Partnership products after the Merger are reflected in the table above. Sales of Zetia and Vytorin in 2008 reflect Old Merck’s sales of these products in Latin America which was not part of the MSP Partnership.

(2)	These amounts do not reflect sales of vaccines sold in most major European markets through the Company’s joint venture, Sanofi Pasteur MSD, the results of which are reflected in Equity income from affiliates. These amounts do, however, reflect supply sales to Sanofi Pasteur MSD.

(3)	Other pharmaceutical primarily reflects sales of other human pharmaceutical products, including products within the franchises not listed separately.

(4)	Reflects other non-reportable segments, including Animal Health and Consumer Care, and revenue from the Company’s relationship with AZLP primarily relating to sales of Nexium, as well as Prilosec. Revenue from AZLP was $1.3 billion, $1.4 billion and $1.6 billion in 2010, 2009 and 2008, respectively.

(5)	Other revenues are primarily comprised of miscellaneous corporate revenues, third-party manufacturing sales, sales related to divested products or businesses and other supply sales not included in segment results.

Consolidated revenues by geographic area where derived are as follows:

Years Ended December 31	2010	2009	2008

United States	$20,226	$14,401	$13,371
Europe, Middle East and Africa	13,497	7,326	5,774
Japan	3,768	2,452	1,823
Other	8,496	3,249	2,882

	$45,987	$27,428	$23,850

A reconciliation of total segment profits to consolidated Income before taxes is as follows:

Years Ended December 31	2010	2009	2008

Segment profits	$26,426	$17,450	$15,801
Other profits (losses)	87	(137)	(92)
Adjustments	401	399	425
Unallocated:
Interest income	83	210	631
Interest expense	(715)	(460)	(251)
Equity income from affiliates	175	153	237
Depreciation and amortization	(2,671)	(1,696)	(1,530)
Research and development	(10,991)	(5,845)	(4,805)
Amortization of purchase accounting adjustments	(6,566)	(2,286)	—
Restructuring costs	(985)	(1,634)	(1,033)
Gain on AstraZeneca asset option exercise	443	—	—
Gain related to MSP Partnership	—	7,530	—
Gain on Merial divestiture	—	3,163	—
Gain on distribution from AstraZeneca LP	—	—	2,223
Vioxx Liability Reserve	(950)	—	—
Other expenses, net	(3,084)	(1,557)	(1,675)

	$1,653	$15,290	$9,931

Other profits (losses) are primarily comprised of miscellaneous corporate profits (losses), as well as operating profits (losses) related to third-party manufacturing sales, divested products or businesses and other supply sales. Adjustments represent the elimination of the effect of double counting certain items of income and expense. Equity income from affiliates includes taxes paid at the joint venture level and a portion of equity income that is not reported in segment profits. Other expenses, net, include expenses from corporate and manufacturing cost centers and other miscellaneous income (expense), net.

Property, plant and equipment, net by geographic area where located is as follows:

Years Ended December 31	2010	2009	2008

United States	$11,078	$11,770	$9,023
Europe, Middle East and Africa	4,014	2,884	1,649
Japan	315	284	362
Other	1,675	3,341	966

	$17,082	$18,279	$12,000

The Company does not disaggregate assets on a products and services basis for internal management reporting and, therefore, such information is not presented.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Merck & Co., Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, equity and cash flows present fairly, in all material respects, the financial position of Merck & Co., Inc. and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Merck maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Merck’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report under Item 9A. Our responsibility is to express opinions on these financial statements and on Merck’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 25, 2011

(b)	Supplementary Data

Selected quarterly financial data for 2010 and 2009 are contained in the Condensed Interim Financial Data table below.

Condensed Interim Financial Data (Unaudited)

($ in millions except per share amounts)	4th Q(1)	3rd Q(2),(3)	2nd Q(4)	1st Q

2010 (5)

Sales	$12,094	$11,125	$11,346	$11,422
Materials and production costs	4,440	4,191	4,549	5,216
Marketing and administrative expenses	3,579	3,218	3,203	3,246
Research and development expenses	4,517	2,296	2,151	2,027
Restructuring costs	121	50	526	288
Equity income from affiliates	(171)	(236)	(43)	(138)
Other (income) expense, net	309	1,108	(281)	167
(Loss) income before taxes	(701)	498	1,241	616
Net (loss) income attributable to Merck & Co., Inc.	(531)	342	752	299
Basic (loss) earnings per common share attributable to Merck & Co., Inc. common shareholders	$(0.17)	$0.11	$0.24	$0.10
(Loss) earnings per common share assuming dilution attributable to Merck & Co., Inc. common shareholders	$(0.17)	$0.11	$0.24	$0.09

2009 (5)

Sales	$10,093	$6,050	$5,900	$5,385
Materials and production costs	4,901	1,430	1,354	1,334
Marketing and administrative expenses	3,455	1,726	1,730	1,633
Research and development expenses	1,971	1,254	1,395	1,224
Restructuring costs	1,490	42	37	64
Equity income from affiliates	(374)	(688)	(587)	(586)
Other (income) expense, net	(7,813)	(2,791)	4	(67)
Income before taxes	6,463	5,077	1,967	1,783
Net income attributable to Merck & Co., Inc.	6,494	3,424	1,556	1,425
Basic earnings per common share attributable to Merck & Co., Inc. common shareholders	$2.36	$1.62	$0.74	$0.67
Earnings per common share assuming dilution attributable to Merck & Co., Inc. common shareholders	$2.35	$1.61	$0.74	$0.67

(1)	Amounts for 2010 include in-process research and development impairment charges. Amounts for 2009 include a gain on the fair value adjustment to Merck’s previously held interest in the MSP Partnership (see Note 3).

(2)	Amounts for 2010 include the impact of the Vioxx Liability Reserve (see Note 12).

(3)	Amounts for 2009 include a gain on the sale of Old Merck’s interest in Merial Limited (see Note 10).

(4)	Amounts for 2010 reflect the impact of the gain on AstraZeneca’s exercise of the asset option (see Note 10).

(5)	Amounts for 2010 and 2009 reflect the impacts of the Merger, including the amortization of purchase accounting adjustments (see Note 3). Amounts for 2010 and 2009 also include the impact of restructuring actions (see Note 4).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Act. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2010. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has performed its own assessment of the effectiveness of the Company’s internal control over financial reporting and its attestation report is included in this Form 10-K filing.

As the Company has previously disclosed, it is in the process of a multi-year implementation of an enterprise-wide resource planning system. It successfully completed the legacy Merck U.S. deployment in the second quarter of 2010. In response to business integration activities, the Company has and will continue to further align and streamline the design and operation of the financial control environment to be responsive to the changing business model and its needs. These actions include the adoption of a revised implementation plan for the enterprise-wide resource planning system which includes the expected deployment of the system in Canada and several major European markets in early 2011.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2010.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Kenneth C. Frazier President and Chief Executive Officer	Peter N. Kellogg Executive Vice President and Chief Financial Officer

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The required information on directors and nominees is incorporated by reference from the discussion under Item 1. Election of Directors of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2011. Information on executive officers is set forth in Part I of this document on pages 38 through 41.

The required information on compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2011.

The Company has adopted a Code of Conduct — Our Values and Standards applicable to all employees, including the principal executive officer, principal financial officer, and principal accounting officer. The Code of Conduct is available on the Company’s website at www.merck.com/about/code_of_conduct.pdf. The Company intends to post on this website any amendments to, or waivers from, its Code of Conduct. A printed copy will be sent, without charge, to any shareholder who requests it by writing to the Chief Ethics Officer of Merck & Co., Inc., One Merck Drive, Whitehouse Station, NJ 08889-0100.

The required information on the identification of the audit committee and the audit committee financial expert is incorporated by reference from the discussion under the heading “Board Committees” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2011.

Item 11.	Executive Compensation.

The information required on executive compensation is incorporated by reference from the discussion under the headings “Compensation Discussion and Analysis”, “Summary Compensation Table”, “All Other Compensation” table, “Grants of Plan-Based Awards” table, “Outstanding Equity Awards at Fiscal Year-End” table, “Option Exercises and Stock Vested” table, Retirement Plan Benefits and related “Pension Benefits” table, Nonqualified Deferred Compensation and related tables, Potential Payments Upon Termination or Change in Control, including the discussion under the subheadings “Separation”, “Individual Agreements”, “Change in Control” and “Separation Plan Payment, Change in Control Payment and Benefit Estimates” table, as well as all footnote information to the various tables, of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2011.

The required information on director compensation is incorporated by reference from the discussion under the heading “Director Compensation” and related “Director Compensation” table and “Schedule of Director Fees” table of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2011.

The required information under the headings “Compensation Committee Interlocks and Insider Participation” and “Compensation and Benefits Committee Report” is incorporated by reference from the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to securities authorized for issuance under equity compensation plans is set forth in Part II of this document on page 43. Information with respect to security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2011.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The required information on transactions with related persons is incorporated by reference from the discussion under the heading “Related Person Transactions” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2011.

The required information on director independence is incorporated by reference from the discussion under the heading “Independence of Directors” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2011.

Item 14.	Principal Accountant Fees and Services.

The information required for this item is incorporated by reference from the discussion under “Audit Committee” beginning with the caption “Pre-Approval Policy for Services of Independent Registered Public Accounting Firm” through “All Other Fees” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2011.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this Form 10-K

1.	Financial Statements

   Consolidated statement of income for the years ended December 31, 2010, 2009 and 2008

   Consolidated balance sheet as of December 31, 2010 and 2009

   Consolidated statement of equity for the years ended December 31, 2010, 2009 and 2008

   Consolidated statement of cash flows for the years ended December 31, 2010, 2009 and 2008

   Notes to consolidated financial statements

   Report of PricewaterhouseCoopers LLP, independent registered public accounting firm

2.	Financial Statement Schedules

Schedules are omitted because they are either not required or not applicable.

Financial statements of affiliates carried on the equity basis have been omitted because, considered individually or in the aggregate, such affiliates do not constitute a significant subsidiary.

3.	Exhibits

Exhibit
Number		Description

2.1	—	Master Restructuring Agreement dated as of June 19, 1998 between Astra AB, Merck & Co., Inc., Astra Merck Inc., Astra USA, Inc., KB USA, L.P., Astra Merck Enterprises, Inc., KBI Sub Inc., Merck Holdings, Inc. and Astra Pharmaceuticals, L.P. (Portions of this Exhibit are subject to a request for confidential treatment filed with the Commission) — Incorporated by reference to Old Merck’s Form 10-Q Quarterly Report for the period ended June 30, 1998
2.2	—	Agreement and Plan of Merger by and among Merck & Co., Inc., Spinnaker Acquisition Corp., a wholly owned subsidiary of Merck & Co., Inc. and Sirna Therapeutics, Inc., dated as of October 30, 2006 — Incorporated by reference to Old Merck’s Current Report on Form 8-K dated October 30, 2006
2.3	—	Agreement and Plan of Merger by and among Merck & Co., Inc., Schering-Plough Corporation, Blue, Inc. and Purple, Inc. dated as of March 8, 2009 — Incorporated by reference to Schering-Plough’s Current Report on Form 8-K filed March 11, 2009
2.4	—	Share Purchase Agreement, dated July 29, 2009, by and among Merck & Co., Inc., Merck SH Inc., Merck Sharp & Dohme (Holdings) Limited and sanofi-aventis — Incorporated by reference to Old Merck’s Current Report on Form 8-K dated July 31, 2009
3.1	—	Restated Certificate of Incorporation of Merck & Co., Inc. (November 3, 2009) — Incorporated by reference to Merck & Co., Inc.’s Current Report on Form 8-K filed November 4, 2009
3.2	—	By-Laws of Merck & Co., Inc. (effective November 3, 2009) — Incorporated by reference to Merck & Co., Inc.’s Current Report on Form 8-K filed November 4, 2009
4.1	—	Indenture, dated as of April 1, 1991, between Merck & Co., Inc. and Morgan Guaranty Trust Company of New York, as Trustee — Incorporated by reference to Exhibit 4 to Old Merck’s Registration Statement on Form S-3 (No. 33-39349)
4.2	—	First Supplemental Indenture between Merck & Co., Inc. and First Trust of New York, National Association, as Trustee — Incorporated by reference to Exhibit 4(b) to Old Merck’s Registration Statement on Form S-3 (No. 333-36383)
4.3	—	Second Supplemental Indenture, dated November 3, 2009, among Merck Sharp & Dohme Corp., Merck & Co., Inc. and U.S. Bank Trust National Association, as Trustee — Incorporated by reference to Exhibit 4.3 to Merck & Co., Inc.’s Current Report on Form 8-K filed November 4, 2009
4.4	—	1.875% Notes due 2011 Officers’ Certificate of the Company dated June 25, 2009, including form of the 2011 Notes — Incorporated by reference to Old Merck’s Current Report on Form 8-K dated June 25, 2009
4.5	—	4.000% Notes due 2015 Officers’ Certificate of the Company dated June 25, 2009, including form of the 2015 Notes — Incorporated by reference to Old Merck’s Current Report on Form 8-K dated June 25, 2009
4.6	—	5.000% Notes due 2019 Officers’ Certificate of the Company dated June 25, 2009, including form of the 2019 Notes — Incorporated by reference to Old Merck’s Current Report on Form 8-K dated June 25, 2009
4.7	—	5.850% Notes due 2039 Officers’ Certificate of the Company dated June 25, 2009, including form of the 2039 Notes — Incorporated by reference to Old Merck’s Current Report on Form 8-K dated June 25, 2009
4.8	—	Indenture, dated November 26, 2003, between Schering-Plough and The Bank of New York as Trustee — Incorporated by reference to Exhibit 4.1 to Schering-Plough’s Current Report on Form 8-K filed November 28, 2003
4.9	—	First Supplemental Indenture (including Form of Note), dated November 26, 2003 — Incorporated by reference to Exhibit 4.2 to Schering-Plough’s Current Report on Form 8-K filed November 28, 2003
4.10	—	Second Supplemental Indenture (including Form of Note), dated November 26, 2003 — Incorporated by reference to Exhibit 4.3 to Schering-Plough’s Current Report on Form 8-K filed November 28, 2003
4.11	—	5.30% Global Senior Note, due 2013 — Incorporated by reference to Exhibit 4(c)(iv) to Schering-Plough’s Form 10-K Annual Report for the fiscal year ended December 31, 2003

Exhibit
Number			Description

4.12		—	6.50% Global Senior Note, due 2033 — Incorporated by reference to Exhibit 4(c)(v) to Schering-Plough’s Form 10-K Annual Report for the fiscal year ended December 31, 2003
4.13		—	Third Supplemental Indenture (including Form of Note), dated September 17, 2007 — Incorporated by reference to Exhibit 4.1 to Schering-Plough’s Current Report on Form 8-K filed September 17, 2007
4.14		—	Fourth Supplemental Indenture (including Form of Note), dated October 1, 2007 — Incorporated by reference to Exhibit 4.1 to Schering-Plough’s Current Report on Form 8-K filed October 2, 2007
4.15		—	Fifth Supplemental Indenture, dated November 3, 2009, among Merck Sharp & Dohme Corp., Merck & Co., Inc. and The Bank of New York Mellon, as Trustee — Incorporated by reference to Exhibit 4.4 to Merck & Co., Inc.’s Current Report on Form 8-K filed November 4, 2009
4.16			Indenture, dated as of January 6, 2010, between Merck & Co., Inc. and U.S. Bank Trust National Association, as Trustee — Incorporated by reference to Exhibit 4.1 to Merck & Co., Inc.’s Current Report on Form 8-K filed December 10, 2010
4.17			2.250% Notes due 2016 Officers’ Certificate of the Company dated December 10, 2010, including form of the 2016 Notes — Incorporated by reference to Exhibit 4.1 to Merck & Co., Inc.’s Current Report on Form 8-K filed December 10, 2010
4.18			3.875% Notes due 2021 Officers’ Certificate of the Company dated December 10, 2010, including form of the 2021 Notes — Incorporated by reference to Exhibit 4.1 to Merck & Co., Inc.’s Current Report on Form 8-K filed December 10, 2010
*10	.1	—	Executive Incentive Plan (as amended effective February 27, 1996) — Incorporated by reference to Old Merck’s Form 10-K Annual Report for the fiscal year ended December 31, 1995
*10	.2	—	Merck Sharp & Dohme Corp. Deferral Program, including Base Salary Deferral Plan (effective as amended and restated as of November 3, 2009) — Incorporated by reference to Exhibit 10.15 to Merck & Co., Inc.’s Current Report on Form 8-K filed November 4, 2009
*10	.3	—	Merck Sharp & Dohme Corp. 1996 Incentive Stock Plan (amended and restated as of November 3, 2009) — Incorporated by reference to Exhibit 10.10 to Merck & Co., Inc.’s Current Report on Form 8-K filed November 4, 2009
*10	.4	—	Merck Sharp & Dohme Corp. 2001 Incentive Stock Plan (amended and restated as of November 3, 2009) — Incorporated by reference to Exhibit 10.9 to Merck & Co., Inc.’s Current Report on Form 8-K filed November 4, 2009
*10	.5	—	Merck Sharp & Dohme Corp. 2004 Incentive Stock Plan (amended and restated as of November 3, 2009) — Incorporated by reference to Exhibit 10.8 to Merck & Co., Inc.’s Current Report on Form 8-K filed November 4, 2009
*10	.6	—	Merck Sharp & Dohme Corp. 2007 Incentive Stock Plan (effective as amended and restated as of November 3, 2009) — Incorporated by reference to Exhibit 10.7 to Merck & Co., Inc.’s Current Report on Form 8-K filed November 4, 2009
*10	.7	—	Amendment One to the Merck Sharp & Dohme Corp. 2007 Incentive Stock Plan (effective February 15, 2010) — Incorporated by reference to Exhibit 10.2 to Merck & Co., Inc.’s Current Report on Form 8-K filed February 18, 2010
*10	.8	—	Merck & Co., Inc. Change in Control Separation Benefits Plan — Incorporated by reference to Merck & Co., Inc.’s Current Report on Form 8-K dated November 23, 2009
*10	.9	—	Amendment One to Merck & Co., Inc. Change in Control Separation Benefits Plan (effective February 15, 2010) — Incorporated by reference to Exhibit 10.1 to Merck & Co., Inc.’s Current Report on Form 8-K filed February 18, 2010
*10	.10	—	MSD Separation Benefits Plan for Nonunion Employees (amended and restated effective as of October 1, 2010)
*10	.11	—	MSD Special Separation Program for “Separated” Employees (effective as of October 1, 2010)
*10	.12	—	MSD Special Separation Program for “Bridged” Employees (effective as of October 1, 2010)
*10	.13	—	MSD Special Separation Program for “Separated Retirement Eligible” Employees (effective as of October 1, 2010)

Exhibit
Number			Description

*10	.14	—	Merck & Co., Inc. 1996 Non-Employee Directors Stock Option Plan (amended and restated as of November 3, 2009) — Incorporated by reference to Exhibit 10.12 to Merck & Co., Inc.’s Current Report on Form 8-K filed November 4, 2009
*10	.15	—	Merck & Co., Inc. 2001 Non-Employee Directors Stock Option Plan (amended and restated as of November 3, 2009) — Incorporated by reference to Exhibit 10.11 to Merck & Co., Inc.’s Current Report on Form 8-K filed November 4, 2009
*10	.16	—	Merck & Co., Inc. 2006 Non-Employee Directors Stock Option Plan (amended and restated as of November 3, 2009) — Incorporated by reference to Exhibit 10.5 to Merck & Co., Inc.’s Current Report on Form 8-K filed November 4, 2009
*10	.17	—	Merck & Co., Inc. 2010 Non-Employee Directors Stock Option Plan (effective December 1, 2010)
*10	.18	—	Retirement Plan for the Directors of Merck & Co., Inc. (amended and restated June 21, 1996) — Incorporated by reference to Old Merck’s Form 10-Q Quarterly Report for the period ended June 30, 1996
*10	.19	—	Merck & Co., Inc. Plan for Deferred Payment of Directors’ Compensation (effective as amended and restated as of December 1, 2010)
*10	.20	—	Merck & Co., Inc. Schering-Plough 2006 Stock Incentive Plan (amended and restated as of November 3, 2009 — Incorporated by reference to Exhibit 10.13 to Merck & Co., Inc.’s Current Report on Form 8-K filed November 4, 2009
*10	.21	—	Offer Letter between Merck & Co., Inc. and Peter S. Kim, dated December 15, 2000 — Incorporated by reference to Old Merck’s Form 10-K Annual Report for the fiscal year ended December 31, 2003
*10	.22	—	Offer Letter between Merck & Co., Inc. and Peter N. Kellogg, dated June 18, 2007 — Incorporated by reference to Old Merck’s Current Report on Form 8-K dated June 28, 2007
*10	.23	—	1997 Stock Incentive Plan — Incorporated by reference to Exhibit 10 to Schering-Plough’s 10-Q for the period ended September 30, 1997
*10	.24	—	Amendment to 1997 Stock Incentive Plan (effective February 22, 1999) — Incorporated by reference to Exhibit 10(a) to Schering-Plough’s 10-Q for the period ended March 31, 1999
*10	.25	—	Amendment to the 1997 Stock Incentive Plan (effective February 25, 2003) — Incorporated by reference to Exhibit 10(c) to Schering-Plough’s 10-K for the year ended December 31, 2002
*10	.26	—	2002 Stock Incentive Plan (as amended to February 25, 2003) — Incorporated by reference to Exhibit 10(d) to Schering-Plough’s 10-K for the year ended December 31, 2002
*10	.27	—	Merck & Co., Inc. Schering-Plough 2006 Stock Incentive Plan (as amended and restated, effective November 3, 2009) — Incorporated by reference to Exhibit 10.13 to Merck & Co., Inc.’s Current Report on Form 8-K filed November 4, 2009
*10	.28	—	Letter agreement dated November 4, 2003 between Robert Bertolini and Schering-Plough — Incorporated by reference to Exhibit 10(e)(iii) to Schering-Plough’s 10-K for the year ended December 31, 2003
*10	.29	—	Employment Agreement effective upon a change of control dated as of December 19, 2006 between Robert Bertolini and Schering-Plough Corporation — Incorporated by reference to Exhibit 99.1 to Schering-Plough’s 8-K filed December 21, 2006
*10	.30	—	Amendment to Letter Agreement and Employment Agreement between Schering-Plough Corporation and Robert J. Bertolini, dated December 9, 2008 — Incorporated by reference to Exhibit 99.1 to Schering-Plough’s 8-K filed December 12, 2008
*10	.31	—	Employment Agreement dated as of May 12, 2003 between Carrie Cox and Schering-Plough — Incorporated by reference to Exhibit 99.6 to Schering-Plough’s 8-K filed May 13, 2003
*10	.32	—	Amendment to Employment Agreement between Schering-Plough Corporation and Carrie S. Cox, dated December 9, 2008 — Incorporated by reference to Exhibit 99.2 to Schering-Plough’s 8-K filed December 12, 2008
*10	.33	—	Employment Agreement dated as of April 20, 2003 between Fred Hassan and Schering-Plough — Incorporated by reference to Exhibit 99.2 to Schering-Plough’s 8-K filed April 21, 2003

Exhibit
Number			Description

*10	.34	—	Amendment to Employment Agreement between Schering-Plough Corporation and Fred Hassan, dated December 9, 2008 — Incorporated by reference to Exhibit 99.3 to Schering-Plough’s 8-K filed December 12, 2008
*10	.35	—	Employment Agreement dated as of December 19, 2006 between Thomas P. Koestler, Ph.D. and Schering-Plough — Incorporated by reference to Exhibit 10(e)(v) to Schering-Plough’s 10-K for the year ended December 31, 2006
*10	.36	—	Amendment to Employment Agreement between Schering-Plough Corporation and Thomas P. Koestler, dated December 9, 2008 — Incorporated by reference to Exhibit 99.4 to Schering-Plough’s 8-K filed December 12, 2008
*10	.37	—	Form of employment agreement effective upon a change of control between Schering-Plough and certain executives for new agreements beginning in January 1, 2008 — Incorporated by reference to Exhibit 10(e)(xv) to Schering-Plough’s 10-K for the year ended December 31, 2008
*10	.38	—	Operations Management Team Incentive Plan (as amended and restated effective June 26, 2006) — Incorporated by reference to Exhibit 10(m)(ii) to Schering-Plough’s 10-Q for the period ended September 30, 2006
*10	.39	—	Cash Long-Term Incentive Plan (as amended and restated effective January 24, 2005) — Incorporated by reference to Exhibit 10(n) to Schering-Plough’s 10-K for the year ended December 31, 2004
*10	.40	—	Long-Term Performance Share Unit Incentive Plan (as amended and restated effective January 24, 2005) — Incorporated by reference to Exhibit 10(o) to Schering-Plough’s 10-K for the year ended December 31, 2004
*10	.41	—	Transformational Performance Contingent Shares Program — Incorporated by reference to Exhibit 10(p) to Schering-Plough’s 10-K for the year ended December 31, 2003
*10	.42	—	Schering-Plough Corporation Severance Benefit Plan (as amended and restated effective November 3, 2009) — Incorporated by reference to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2009
*10	.43	—	Schering-Plough Corporation Savings Advantage Plan (as amended and restated effective November 4, 2009) — Incorporated by reference to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2009
*10	.44	—	Schering-Plough Corporation Supplemental Executive Retirement Plan (as amended and restated effective November 4, 2009) — Incorporated by reference to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2009
*10	.45	—	Schering-Plough Retirement Benefits Equalization Plan (as amended and restated effective November 4, 2009) — Incorporated by reference to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2009
*10	.46	—	Executive Incentive Plan (as amended and restated to October 1, 2000) — Incorporated by reference to Exhibit 10(a)(i) to Schering-Plough’s 10-K for the year ended December 31, 2000
*10	.47	—	Schering-Plough Corporation Executive Life Insurance Direct Payment Program (as amended and restated effective November 4, 2009) — Incorporated by reference to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2009
*10	.48	—	Amended and Restated Defined Contribution Trust — Incorporated by reference to Exhibit 10(a)(ii) to Schering-Plough’s 10-K for the year ended December 31, 2000
*10	.49	—	Amended and Restated SERP Rabbi Trust Agreement — Incorporated by reference to Exhibit 10(g) to Schering-Plough’s 10-K for the year ended December 31, 1998
10.50		—	Share Purchase Agreement between Akzo Nobel N.V., Schering-Plough International C.V., and Schering-Plough Corporation — Incorporated by reference to Exhibit 10.1 to Schering-Plough’s 8-K filed October 2, 2007
10.51		—	Amended and Restated License and Option Agreement dated as of July 1, 1998 between Astra AB and Astra Merck Inc. — Incorporated by reference to Old Merck’s Form 10-Q Quarterly Report for the period ended June 30, 1998

Exhibit
Number		Description

10.52	—	KBI Shares Option Agreement dated as of July 1, 1998 by and among Astra AB, Merck & Co., Inc. and Merck Holdings, Inc. — Incorporated by reference to Old Merck’s Form 10-Q Quarterly Report for the period ended June 30, 1998
10.53	—	KBI-E Asset Option Agreement dated as of July 1, 1998 by and among Astra AB, Merck & Co., Inc., Astra Merck Inc. and Astra Merck Enterprises Inc. — Incorporated by reference to Old Merck’s Form 10-Q Quarterly Report for the period ended June 30, 1998
10.54	—	KBI Supply Agreement dated as of July 1, 1998 between Astra Merck Inc. and Astra Pharmaceuticals, L.P. (Portions of this Exhibit are subject to a request for confidential treatment filed with the Commission). — Incorporated by reference to Old Merck’s Form 10-Q Quarterly Report for the period ended June 30, 1998
10.55	—	Second Amended and Restated Manufacturing Agreement dated as of July 1, 1998 among Merck & Co., Inc., Astra AB, Astra Merck Inc. and Astra USA, Inc. — Incorporated by reference to Old Merck’s Form 10-Q Quarterly Report for the period ended June 30, 1998
10.56	—	Limited Partnership Agreement dated as of July 1, 1998 between KB USA, L.P. and KBI Sub Inc. — Incorporated by reference to Old Merck’s Form 10-Q Quarterly Report for the period ended June 30, 1998
10.57	—	Distribution Agreement dated as of July 1, 1998 between Astra Merck Enterprises Inc. and Astra Pharmaceuticals, L.P. — Incorporated by reference to Old Merck’s Form 10-Q Quarterly Report for the period ended June 30, 1998
10.58	—	Agreement to Incorporate Defined Terms dated as of June 19, 1998 between Astra AB, Merck & Co., Inc., Astra Merck Inc., Astra USA, Inc., KB USA, L.P., Astra Merck Enterprises Inc., KBI Sub Inc., Merck Holdings, Inc. and Astra Pharmaceuticals, L.P. — Incorporated by reference to Old Merck’s Form 10-Q Quarterly Report for the period ended June 30, 1998
10.59	—	Master Agreement, dated as of December 18, 2001, by and among MSP Technology (U.S.) Company LLC, MSP Singapore Company, LLC, Schering Corporation, Schering-Plough Corporation, and Merck & Co., Inc. (Portions of this Exhibit are subject to a request for confidential treatment filed with the Commission) — Incorporated by reference to Old Merck’s Form 10-Q Quarterly Report for the period ended June 30, 2008
10.60	—	Form of Voting Agreement made and entered into as of October 30, 2006 by and between Merck & Co., Inc. and Sirna Therapeutics, Inc. — Incorporated by reference to Old Merck’s Current Report on Form 8-K dated October 30, 2006
10.61	—	Settlement Agreement, dated November 9, 2007, by and between Merck & Co., Inc. and The Counsel Listed on the Signature Pages Hereto, including the exhibits thereto — Incorporated by reference to Old Merck’s Current Report on Form 8-K dated November 9, 2007
10.62	—	Commitment Letter by and among Merck & Co., Inc., J.P. Morgan Securities Inc. and JPMorgan Chase Bank, N.A. dated as of March 8, 2009 — Incorporated by reference to Old Merck’s Current Report on Form 8-K dated March 8, 2009
10.63	—	Stock option terms for a non-qualified stock option under the Merck Sharp & Dohme Corp. 2007 Incentive Stock Plan and the Schering-Plough 2006 Stock Incentive Plan — Incorporated by reference to Exhibit 10.3 to Merck & Co., Inc.’s Current Report on Form 8-K filed February 15, 2010
10.64	—	Restricted stock unit terms for annual grant under the Merck Sharp & Dohme Corp. 2007 Incentive Stock Plan and the Schering-Plough 2006 Stock Incentive Plan — Incorporated by reference to Exhibit 10.4 to Merck & Co., Inc.’s Current Report on Form 8-K filed February 15, 2010
10.65	—	Restricted stock unit terms for Leader Shares grant under the Merck & Co., Inc. 2007 Incentive Stock Plan — Incorporated by reference to Old Merck’s Form 10-Q Quarterly Report for the period ended March 31, 2009
10.66	—	Incremental Credit Agreement dated as of May 6, 2009, among Merck & Co., Inc., the Guarantors and Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent — Incorporated by reference to Old Merck’s Current Report on Form 8-K dated May 6, 2009
10.67	—	Asset Sale Facility Agreement dated as of May 6, 2009, among Merck & Co., Inc., the Guarantors and Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent — Incorporated by reference to Old Merck’s Current Report on Form 8-K dated May 6, 2009

Exhibit
Number		Description

10.68	—	Bridge Loan Agreement dated as of May 6, 2009, among Merck & Co., Inc., the Guarantors and Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent — Incorporated by reference to Old Merck’s Current Report on Form 8-K dated May 6, 2009
10.69	—	Amendment No. 1 to Amended and Restated Five-Year Credit Agreement dated as of April 20, 2009 among Merck & Co., Inc., the Lenders party thereto and Citicorp USA, Inc., as Administrative Agent — Incorporated by reference to Exhibit 10.1 to Merck & Co., Inc.’s Current Report on Form 8-K filed November 4, 2009
10.70	—	Guarantee and Joinder Agreement dated as of November 3, 2009 by Merck & Co., Inc., the Guarantor, for the benefit of the Guaranteed Parties — Incorporated by reference to Exhibit 10.3 to Merck & Co., Inc.’s Current Report on Form 8-K filed November 4, 2009
10.71	—	Guarantor Joinder Agreement dated as of November 3, 2009, by Merck & Co., Inc., the Guarantor and JPMorgan Chase Bank, N.A., as Administrative Agent — Incorporated by reference to Exhibit 10.4 to Merck & Co., Inc.’s Current Report on Form 8-K filed November 4, 2009
10.72	—	Call Option Agreement, dated July 29, 2009, by and among Merck & Co., Inc., Schering-Plough Corporation and sanofi-aventis — Incorporated by reference to Old Merck’s Current Report on Form 8-K dated July 31, 2009
10.73	—	Termination Agreement, dated as of September 17, 2009, by and among Merck & Co., Inc., Merck SH Inc., Merck Sharp & Dohme (Holdings) Limited, sanofi-aventis, sanofi 4 and Merial Limited — Incorporated by reference to Old Merck’s Current Report on Form 8-K dated September 21, 2009
10.74	—	Cholesterol Governance Agreement, dated as of May 22, 2000, by and among Schering-Plough, Merck & Co., Inc. and the other parties signatory thereto — Incorporated by reference to Exhibit 99.2 to Schering-Plough’s Current Report on Form 8-K dated October 21, 2002†
10.75	—	First Amendment to the Cholesterol Governance Agreement, dated as of December 18, 2001, by and among Schering-Plough, Merck & Co., Inc. and the other parties signatory thereto — Incorporated by reference to Exhibit 99.3 to Schering-Plough’s Current Report on Form 8-K filed October 21, 2002†
10.76	—	Master Agreement, dated as of December 18, 2001, by and among Schering-Plough, Merck & Co., Inc. and the other parties signatory thereto — Incorporated by reference to Exhibit 99.4 to Schering-Plough’s Current Report on Form 8-K filed October 21, 2002†
10.77	—	Letter Agreement dated April 14, 2003 relating to Consent Decree — Incorporated by reference to Exhibit 99.3 to Schering-Plough’s 10-Q for the period ended March 31, 2003
10.78	—	Distribution agreement between Schering-Plough and Centocor, Inc., dated April 3, 1998 — Incorporated by reference to Exhibit 10(u) to Schering-Plough’s Amended 10-K for the year ended December 31, 2003, filed May 3, 2004†
10.79	—	Amendment Agreement to the Distribution Agreement between Centocor, Inc., CAN Development, LLC, and Schering-Plough (Ireland) Company — Incorporated by reference to Exhibit 10.1 to Schering-Plough’s Current Report on Form 8-K filed December 21, 2007†
12	—	Computation of Ratios of Earnings to Fixed Charges
21	—	Subsidiaries of Merck & Co., Inc.
23.1	—	Consent of Independent Registered Public Accounting Firm — Contained on page 172 of this Report
31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	—	Section 1350 Certification of Chief Executive Officer
32.2	—	Section 1350 Certification of Chief Financial Officer
101	—	The following materials from Merck & Co., Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language):(i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Cash Flow, and (iv) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.

†	Certain portions of the exhibit have been omitted pursuant to a request for confidential treatment. The non-public information has been filed separately with the Securities and Exchange Commission pursuant to rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 28, 2011

MERCK & CO., INC.

By:	/s/ Kenneth C. Frazier
Kenneth C. Frazier
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Kenneth C. Frazier Kenneth C. Frazier	President and Chief Executive Officer; Principal Executive Officer; Director	February 28, 2011

/s/ Peter N. Kellogg Peter N. Kellogg	Executive Vice President and Chief Financial Officer; Principal Financial Officer	February 28, 2011

/s/ John Canan John Canan	Senior Vice President and Global Controller; Principal Accounting Officer	February 28, 2011

/s/ Richard T. Clark Richard T. Clark	Chairman; Director	February 28, 2011

/s/ Leslie A. Brun Leslie A. Brun	Director	February 28, 2011

/s/ Thomas R. Cech Thomas R. Cech	Director	February 28, 2011

/s/ Thomas H. Glocer Thomas H. Glocer	Director	February 28, 2011

/s/ Steven F. Goldstone Steven F. Goldstone	Director	February 28, 2011

/s/ William B. Harrison, Jr. William B. Harrison, Jr.	Director	February 28, 2011

/s/ Harry R. Jacobson Harry R. Jacobson	Director	February 28, 2011

/s/ William N. Kelley William N. Kelley	Director	February 28, 2011

Signatures	Title	Date

/s/ C. Robert Kidder C. Robert Kidder	Director	February 28, 2011

/s/ Rochelle B. Lazarus Rochelle B. Lazarus	Director	February 28, 2011

/s/ Carlos E. Represas Carlos E. Represas	Director	February 28, 2011

/s/ Patricia F. Russo Patricia F. Russo	Director	February 28, 2011

/s/ Thomas E. Shenk Thomas E. Shenk	Director	February 28, 2011

/s/ Anne M. Tatlock Anne M. Tatlock	Director	February 28, 2011

/s/ Craig B. Thompson Craig B. Thompson	Director	February 28, 2011

/s/ Wendell P. Weeks Wendell P. Weeks	Director	February 28, 2011

/s/ Peter C. Wendell Peter C. Wendell	Director	February 28, 2011

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (Nos. 333-164482, 333-163858 and 333-163546) and on Form S-8 (Nos. 333-162882, 333-162883, 333-162884, 333-162885, 333-162886, 033-57111, 333-112421, 333-134281, 333-121089, 333-30331, 333-87077, 333-153542, 333-162007, 333-91440 and 333-105567) of Merck & Co., Inc. of our report dated February 25, 2011 relating to the financial statements and the effectiveness of internal control over financial reporting, which appears in this Form 10-K.

PricewaterhouseCoopers LLP

Florham Park, New Jersey
February 25, 2011

EXHIBIT INDEX

Exhibit
Number		Description

2.1	—	Master Restructuring Agreement dated as of June 19, 1998 between Astra AB, Merck & Co., Inc., Astra Merck Inc., Astra USA, Inc., KB USA, L.P., Astra Merck Enterprises, Inc., KBI Sub Inc., Merck Holdings, Inc. and Astra Pharmaceuticals, L.P. (Portions of this Exhibit are subject to a request for confidential treatment filed with the Commission) — Incorporated by reference to Old Merck’s Form 10-Q Quarterly Report for the period ended June 30, 1998
2.2	—	Agreement and Plan of Merger by and among Merck & Co., Inc., Spinnaker Acquisition Corp., a wholly owned subsidiary of Merck & Co., Inc. and Sirna Therapeutics, Inc., dated as of October 30, 2006 — Incorporated by reference to Old Merck’s Current Report on Form 8-K dated October 30, 2006
2.3	—	Agreement and Plan of Merger by and among Merck & Co., Inc., Schering-Plough Corporation, Blue, Inc. and Purple, Inc. dated as of March 8, 2009 — Incorporated by reference to Schering-Plough’s Current Report on Form 8-K filed March 11, 2009
2.4	—	Share Purchase Agreement, dated July 29, 2009, by and among Merck & Co., Inc., Merck SH Inc., Merck Sharp & Dohme (Holdings) Limited and sanofi-aventis — Incorporated by reference to Old Merck’s Current Report on Form 8-K dated July 31, 2009
3.1	—	Restated Certificate of Incorporation of Merck & Co., Inc. (November 3, 2009) — Incorporated by reference to Merck & Co., Inc.’s Current Report on Form 8-K filed November 4, 2009
3.2	—	By-Laws of Merck & Co., Inc. (effective November 3, 2009) — Incorporated by reference to Merck & Co., Inc.’s Current Report on Form 8-K filed November 4, 2009
4.1	—	Indenture, dated as of April 1, 1991, between Merck & Co., Inc. and Morgan Guaranty Trust Company of New York, as Trustee — Incorporated by reference to Exhibit 4 to Old Merck’s Registration Statement on Form S-3 (No. 33-39349)
4.2	—	First Supplemental Indenture between Merck & Co., Inc. and First Trust of New York, National Association, as Trustee — Incorporated by reference to Exhibit 4(b) to Old Merck’s Registration Statement on Form S-3 (No. 333-36383)
4.3	—	Second Supplemental Indenture, dated November 3, 2009, among Merck Sharp & Dohme Corp., Merck & Co., Inc. and U.S. Bank Trust National Association, as Trustee — Incorporated by reference to Exhibit 4.3 to Merck & Co., Inc.’s Current Report on Form 8-K filed November 4, 2009
4.4	—	1.875% Notes due 2011 Officers’ Certificate of the Company dated June 25, 2009, including form of the 2011 Notes — Incorporated by reference to Old Merck’s Current Report on Form 8-K dated June 25, 2009
4.5	—	4.000% Notes due 2015 Officers’ Certificate of the Company dated June 25, 2009, including form of the 2015 Notes — Incorporated by reference to Old Merck’s Current Report on Form 8-K dated June 25, 2009
4.6	—	5.000% Notes due 2019 Officers’ Certificate of the Company dated June 25, 2009, including form of the 2019 Notes — Incorporated by reference to Old Merck’s Current Report on Form 8-K dated June 25, 2009
4.7	—	5.850% Notes due 2039 Officers’ Certificate of the Company dated June 25, 2009, including form of the 2039 Notes — Incorporated by reference to Old Merck’s Current Report on Form 8-K dated June 25, 2009
4.8	—	Indenture, dated November 26, 2003, between Schering-Plough and The Bank of New York as Trustee — Incorporated by reference to Exhibit 4.1 to Schering-Plough’s Current Report on Form 8-K filed November 28, 2003
4.9	—	First Supplemental Indenture (including Form of Note), dated November 26, 2003 — Incorporated by reference to Exhibit 4.2 to Schering-Plough’s Current Report on Form 8-K filed November 28, 2003
4.10	—	Second Supplemental Indenture (including Form of Note), dated November 26, 2003 — Incorporated by reference to Exhibit 4.3 to Schering-Plough’s Current Report on Form 8-K filed November 28, 2003
4.11	—	5.30% Global Senior Note, due 2013 — Incorporated by reference to Exhibit 4(c)(iv) to Schering-Plough’s Form 10-K Annual Report for the fiscal year ended December 31, 2003
4.12	—	6.50% Global Senior Note, due 2033 — Incorporated by reference to Exhibit 4(c)(v) to Schering-Plough’s Form 10-K Annual Report for the fiscal year ended December 31, 2003

Exhibit
Number			Description

4.13		—	Third Supplemental Indenture (including Form of Note), dated September 17, 2007 — Incorporated by reference to Exhibit 4.1 to Schering-Plough’s Current Report on Form 8-K filed September 17, 2007
4.14		—	Fourth Supplemental Indenture (including Form of Note), dated October 1, 2007 — Incorporated by reference to Exhibit 4.1 to Schering-Plough’s Current Report on Form 8-K filed October 2, 2007
4.15		—	Fifth Supplemental Indenture, dated November 3, 2009, among Merck Sharp & Dohme Corp., Merck & Co., Inc. and The Bank of New York Mellon, as Trustee — Incorporated by reference to Exhibit 4.4 to Merck & Co., Inc.’s Current Report on Form 8-K filed November 4, 2009
4.16			Indenture, dated as of January 6, 2010, between Merck & Co., Inc. and U.S. Bank Trust National Association, as Trustee — Incorporated by reference to Exhibit 4.1 to Merck & Co., Inc.’s Current Report on Form 8-K filed December 10, 2010
4.17			2.250% Notes due 2016 Officers’ Certificate of the Company dated December 10, 2010, including form of the 2016 Notes — Incorporated by reference to Exhibit 4.1 to Merck & Co., Inc.’s Current Report on Form 8-K filed December 10, 2010
4.18			3.875% Notes due 2021 Officers’ Certificate of the Company dated December 10, 2010, including form of the 2021 Notes — Incorporated by reference to Exhibit 4.1 to Merck & Co., Inc.’s Current Report on Form 8-K filed December 10, 2010
*10	.1	—	Executive Incentive Plan (as amended effective February 27, 1996) — Incorporated by reference to Old Merck’s Form 10-K Annual Report for the fiscal year ended December 31, 1995
*10	.2	—	Merck Sharp & Dohme Corp. Deferral Program, including Base Salary Deferral Plan (effective as amended and restated as of November 3, 2009) — Incorporated by reference to Exhibit 10.15 to Merck & Co., Inc.’s Current Report on Form 8-K filed November 4, 2009
*10	.3	—	Merck Sharp & Dohme Corp. 1996 Incentive Stock Plan (amended and restated as of November 3, 2009) — Incorporated by reference to Exhibit 10.10 to Merck & Co., Inc.’s Current Report on Form 8-K filed November 4, 2009
*10	.4	—	Merck Sharp & Dohme Corp. 2001 Incentive Stock Plan (amended and restated as of November 3, 2009) — Incorporated by reference to Exhibit 10.9 to Merck & Co., Inc.’s Current Report on Form 8-K filed November 4, 2009
*10	.5	—	Merck Sharp & Dohme Corp. 2004 Incentive Stock Plan (amended and restated as of November 3, 2009) — Incorporated by reference to Exhibit 10.8 to Merck & Co., Inc.’s Current Report on Form 8-K filed November 4, 2009
*10	.6	—	Merck Sharp & Dohme Corp. 2007 Incentive Stock Plan (effective as amended and restated as of November 3, 2009) — Incorporated by reference to Exhibit 10.7 to Merck & Co., Inc.’s Current Report on Form 8-K filed November 4, 2009
*10	.7	—	Amendment One to the Merck Sharp & Dohme Corp. 2007 Incentive Stock Plan (effective February 15, 2010) — Incorporated by reference to Exhibit 10.2 to Merck & Co., Inc.’s Current Report on Form 8-K filed February 18, 2010
*10	.8	—	Merck & Co., Inc. Change in Control Separation Benefits Plan — Incorporated by reference to Merck & Co., Inc.’s Current Report on Form 8-K dated November 23, 2009
*10	.9	—	Amendment One to Merck & Co., Inc. Change in Control Separation Benefits Plan (effective February 15, 2010) — Incorporated by reference to Exhibit 10.1 to Merck & Co., Inc.’s Current Report on Form 8-K filed February 18, 2010
*10	.10	—	MSD Separation Benefits Plan for Nonunion Employees (amended and restated effective as of October 1, 2010)
*10	.11	—	MSD Special Separation Program for “Separated” Employees (effective as of October 1, 2010)
*10	.12	—	MSD Special Separation Program for “Bridged” Employees (effective as of October 1, 2010)
*10	.13	—	MSD Special Separation Program for “Separated Retirement Eligible” Employees (effective as of October 1, 2010)
*10	.14	—	Merck & Co., Inc. 1996 Non-Employee Directors Stock Option Plan (amended and restated as of November 3, 2009) — Incorporated by reference to Exhibit 10.12 to Merck & Co., Inc.’s Current Report on Form 8-K filed November 4, 2009

Exhibit
Number			Description

*10	.15	—	Merck & Co., Inc. 2001 Non-Employee Directors Stock Option Plan (amended and restated as of November 3, 2009) — Incorporated by reference to Exhibit 10.11 to Merck & Co., Inc.’s Current Report on Form 8-K filed November 4, 2009
*10	.16	—	Merck & Co., Inc. 2006 Non-Employee Directors Stock Option Plan (amended and restated as of November 3, 2009) — Incorporated by reference to Exhibit 10.5 to Merck & Co., Inc.’s Current Report on Form 8-K filed November 4, 2009
*10	.17	—	Merck & Co., Inc. 2010 Non-Employee Directors Stock Option Plan (effective December 1, 2010)
*10	.18	—	Retirement Plan for the Directors of Merck & Co., Inc. (amended and restated June 21, 1996) — Incorporated by reference to Old Merck’s Form 10-Q Quarterly Report for the period ended June 30, 1996
*10	.19	—	Merck & Co., Inc. Plan for Deferred Payment of Directors’ Compensation (effective as amended and restated as of December 1, 2010)
*10	.20	—	Merck & Co., Inc. Schering-Plough 2006 Stock Incentive Plan (amended and restated as of November 3, 2009 — Incorporated by reference to Exhibit 10.13 to Merck & Co., Inc.’s Current Report on Form 8-K filed November 4, 2009
*10	.21	—	Offer Letter between Merck & Co., Inc. and Peter S. Kim, dated December 15, 2000 — Incorporated by reference to Old Merck’s Form 10-K Annual Report for the fiscal year ended December 31, 2003
*10	.22	—	Offer Letter between Merck & Co., Inc. and Peter N. Kellogg, dated June 18, 2007 — Incorporated by reference to Old Merck’s Current Report on Form 8-K dated June 28, 2007
*10	.23	—	1997 Stock Incentive Plan — Incorporated by reference to Exhibit 10 to Schering-Plough’s 10-Q for the period ended September 30, 1997
*10	.24	—	Amendment to 1997 Stock Incentive Plan (effective February 22, 1999) — Incorporated by reference to Exhibit 10(a) to Schering-Plough’s 10-Q for the period ended March 31, 1999
*10	.25	—	Amendment to the 1997 Stock Incentive Plan (effective February 25, 2003) — Incorporated by reference to Exhibit 10(c) to Schering-Plough’s 10-K for the year ended December 31, 2002
*10	.26	—	2002 Stock Incentive Plan (as amended to February 25, 2003) — Incorporated by reference to Exhibit 10(d) to Schering-Plough’s 10-K for the year ended December 31, 2002
*10	.27	—	Merck & Co., Inc. Schering-Plough 2006 Stock Incentive Plan (as amended and restated, effective November 3, 2009) — Incorporated by reference to Exhibit 10.13 to Merck & Co., Inc.’s Current Report on Form 8-K filed November 4, 2009
*10	.28	—	Letter agreement dated November 4, 2003 between Robert Bertolini and Schering-Plough — Incorporated by reference to Exhibit 10(e)(iii) to Schering-Plough’s 10-K for the year ended December 31, 2003
*10	.29	—	Employment Agreement effective upon a change of control dated as of December 19, 2006 between Robert Bertolini and Schering-Plough Corporation — Incorporated by reference to Exhibit 99.1 to Schering-Plough’s 8-K filed December 21, 2006
*10	.30	—	Amendment to Letter Agreement and Employment Agreement between Schering-Plough Corporation and Robert J. Bertolini, dated December 9, 2008 — Incorporated by reference to Exhibit 99.1 to Schering-Plough’s 8-K filed December 12, 2008
*10	.31	—	Employment Agreement dated as of May 12, 2003 between Carrie Cox and Schering-Plough — Incorporated by reference to Exhibit 99.6 to Schering-Plough’s 8-K filed May 13, 2003
*10	.32	—	Amendment to Employment Agreement between Schering-Plough Corporation and Carrie S. Cox, dated December 9, 2008 — Incorporated by reference to Exhibit 99.2 to Schering-Plough’s 8-K filed December 12, 2008
*10	.33	—	Employment Agreement dated as of April 20, 2003 between Fred Hassan and Schering-Plough — Incorporated by reference to Exhibit 99.2 to Schering-Plough’s 8-K filed April 21, 2003
*10	.34	—	Amendment to Employment Agreement between Schering-Plough Corporation and Fred Hassan, dated December 9, 2008 — Incorporated by reference to Exhibit 99.3 to Schering-Plough’s 8-K filed December 12, 2008
*10	.35	—	Employment Agreement dated as of December 19, 2006 between Thomas P. Koestler, Ph.D. and Schering-Plough — Incorporated by reference to Exhibit 10(e)(v) to Schering-Plough’s 10-K for the year ended December 31, 2006

Exhibit
Number			Description

*10	.36	—	Amendment to Employment Agreement between Schering-Plough Corporation and Thomas P. Koestler, dated December 9, 2008 — Incorporated by reference to Exhibit 99.4 to Schering-Plough’s 8-K filed December 12, 2008
*10	.37	—	Form of employment agreement effective upon a change of control between Schering-Plough and certain executives for new agreements beginning in January 1, 2008 — Incorporated by reference to Exhibit 10(e)(xv) to Schering-Plough’s 10-K for the year ended December 31, 2008
*10	.38	—	Operations Management Team Incentive Plan (as amended and restated effective June 26, 2006) — Incorporated by reference to Exhibit 10(m)(ii) to Schering-Plough’s 10-Q for the period ended September 30, 2006
*10	.39	—	Cash Long-Term Incentive Plan (as amended and restated effective January 24, 2005) — Incorporated by reference to Exhibit 10(n) to Schering-Plough’s 10-K for the year ended December 31, 2004
*10	.40	—	Long-Term Performance Share Unit Incentive Plan (as amended and restated effective January 24, 2005) — Incorporated by reference to Exhibit 10(o) to Schering-Plough’s 10-K for the year ended December 31, 2004
*10	.41	—	Transformational Performance Contingent Shares Program — Incorporated by reference to Exhibit 10(p) to Schering-Plough’s 10-K for the year ended December 31, 2003
*10	.42	—	Schering-Plough Corporation Severance Benefit Plan (as amended and restated effective November 3, 2009) — Incorporated by reference to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2009
*10	.43	—	Schering-Plough Corporation Savings Advantage Plan (as amended and restated effective November 4, 2009) — Incorporated by reference to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2009
*10	.44	—	Schering-Plough Corporation Supplemental Executive Retirement Plan (as amended and restated effective November 4, 2009) — Incorporated by reference to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2009
*10	.45	—	Schering-Plough Retirement Benefits Equalization Plan (as amended and restated effective November 4, 2009) — Incorporated by reference to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2009
*10	.46	—	Executive Incentive Plan (as amended and restated to October 1, 2000) — Incorporated by reference to Exhibit 10(a)(i) to Schering-Plough’s 10-K for the year ended December 31, 2000
*10	.47	—	Schering-Plough Corporation Executive Life Insurance Direct Payment Program (as amended and restated effective November 4, 2009) — Incorporated by reference to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2009
*10	.48	—	Amended and Restated Defined Contribution Trust — Incorporated by reference to Exhibit 10(a)(ii) to Schering-Plough’s 10-K for the year ended December 31, 2000
*10	.49	—	Amended and Restated SERP Rabbi Trust Agreement — Incorporated by reference to Exhibit 10(g) to Schering-Plough’s 10-K for the year ended December 31, 1998
10.50		—	Share Purchase Agreement between Akzo Nobel N.V., Schering-Plough International C.V., and Schering-Plough Corporation — Incorporated by reference to Exhibit 10.1 to Schering-Plough’s 8-K filed October 2, 2007
10.51		—	Amended and Restated License and Option Agreement dated as of July 1, 1998 between Astra AB and Astra Merck Inc. — Incorporated by reference to Old Merck’s Form 10-Q Quarterly Report for the period ended June 30, 1998
10.52		—	KBI Shares Option Agreement dated as of July 1, 1998 by and among Astra AB, Merck & Co., Inc. and Merck Holdings, Inc. — Incorporated by reference to Old Merck’s Form 10-Q Quarterly Report for the period ended June 30, 1998
10.53		—	KBI-E Asset Option Agreement dated as of July 1, 1998 by and among Astra AB, Merck & Co., Inc., Astra Merck Inc. and Astra Merck Enterprises Inc. — Incorporated by reference to Old Merck’s Form 10-Q Quarterly Report for the period ended June 30, 1998

Exhibit
Number		Description

10.54	—	KBI Supply Agreement dated as of July 1, 1998 between Astra Merck Inc. and Astra Pharmaceuticals, L.P. (Portions of this Exhibit are subject to a request for confidential treatment filed with the Commission). — Incorporated by reference to Old Merck’s Form 10-Q Quarterly Report for the period ended June 30, 1998
10.55	—	Second Amended and Restated Manufacturing Agreement dated as of July 1, 1998 among Merck & Co., Inc., Astra AB, Astra Merck Inc. and Astra USA, Inc. — Incorporated by reference to Old Merck’s Form 10-Q Quarterly Report for the period ended June 30, 1998
10.56	—	Limited Partnership Agreement dated as of July 1, 1998 between KB USA, L.P. and KBI Sub Inc. — Incorporated by reference to Old Merck’s Form 10-Q Quarterly Report for the period ended June 30, 1998
10.57	—	Distribution Agreement dated as of July 1, 1998 between Astra Merck Enterprises Inc. and Astra Pharmaceuticals, L.P. — Incorporated by reference to Old Merck’s Form 10-Q Quarterly Report for the period ended June 30, 1998
10.58	—	Agreement to Incorporate Defined Terms dated as of June 19, 1998 between Astra AB, Merck & Co., Inc., Astra Merck Inc., Astra USA, Inc., KB USA, L.P., Astra Merck Enterprises Inc., KBI Sub Inc., Merck Holdings, Inc. and Astra Pharmaceuticals, L.P. — Incorporated by reference to Old Merck’s Form 10-Q Quarterly Report for the period ended June 30, 1998
10.59	—	Master Agreement, dated as of December 18, 2001, by and among MSP Technology (U.S.) Company LLC, MSP Singapore Company, LLC, Schering Corporation, Schering-Plough Corporation, and Merck & Co., Inc. (Portions of this Exhibit are subject to a request for confidential treatment filed with the Commission) — Incorporated by reference to Old Merck’s Form 10-Q Quarterly Report for the period ended June 30, 2008
10.60	—	Form of Voting Agreement made and entered into as of October 30, 2006 by and between Merck & Co., Inc. and Sirna Therapeutics, Inc. — Incorporated by reference to Old Merck’s Current Report on Form 8-K dated October 30, 2006
10.61	—	Settlement Agreement, dated November 9, 2007, by and between Merck & Co., Inc. and The Counsel Listed on the Signature Pages Hereto, including the exhibits thereto — Incorporated by reference to Old Merck’s Current Report on Form 8-K dated November 9, 2007
10.62	—	Commitment Letter by and among Merck & Co., Inc., J.P. Morgan Securities Inc. and JPMorgan Chase Bank, N.A. dated as of March 8, 2009 — Incorporated by reference to Old Merck’s Current Report on Form 8-K dated March 8, 2009
10.63	—	Stock option terms for a non-qualified stock option under the Merck Sharp & Dohme Corp. 2007 Incentive Stock Plan and the Schering-Plough 2006 Stock Incentive Plan — Incorporated by reference to Exhibit 10.3 to Merck & Co., Inc.’s Current Report on Form 8-K filed February 15, 2010
10.64	—	Restricted stock unit terms for annual grant under the Merck Sharp & Dohme Corp. 2007 Incentive Stock Plan and the Schering-Plough 2006 Stock Incentive Plan — Incorporated by reference to Exhibit 10.4 to Merck & Co., Inc.’s Current Report on Form 8-K filed February 15, 2010
10.65	—	Restricted stock unit terms for Leader Shares grant under the Merck & Co., Inc. 2007 Incentive Stock Plan — Incorporated by reference to Old Merck’s Form 10-Q Quarterly Report for the period ended March 31, 2009
10.66	—	Incremental Credit Agreement dated as of May 6, 2009, among Merck & Co., Inc., the Guarantors and Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent — Incorporated by reference to Old Merck’s Current Report on Form 8-K dated May 6, 2009
10.67	—	Asset Sale Facility Agreement dated as of May 6, 2009, among Merck & Co., Inc., the Guarantors and Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent — Incorporated by reference to Old Merck’s Current Report on Form 8-K dated May 6, 2009
10.68	—	Bridge Loan Agreement dated as of May 6, 2009, among Merck & Co., Inc., the Guarantors and Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent — Incorporated by reference to Old Merck’s Current Report on Form 8-K dated May 6, 2009
10.69	—	Amendment No. 1 to Amended and Restated Five-Year Credit Agreement dated as of April 20, 2009 among Merck & Co., Inc., the Lenders party thereto and Citicorp USA, Inc., as Administrative Agent — Incorporated by reference to Exhibit 10.1 to Merck & Co., Inc.’s Current Report on Form 8-K filed November 4, 2009

Exhibit
Number		Description

10.70	—	Guarantee and Joinder Agreement dated as of November 3, 2009 by Merck & Co., Inc., the Guarantor, for the benefit of the Guaranteed Parties — Incorporated by reference to Exhibit 10.3 to Merck & Co., Inc.’s Current Report on Form 8-K filed November 4, 2009
10.71	—	Guarantor Joinder Agreement dated as of November 3, 2009, by Merck & Co., Inc., the Guarantor and JPMorgan Chase Bank, N.A., as Administrative Agent — Incorporated by reference to Exhibit 10.4 to Merck & Co., Inc.’s Current Report on Form 8-K filed November 4, 2009
10.72	—	Call Option Agreement, dated July 29, 2009, by and among Merck & Co., Inc., Schering-Plough Corporation and sanofi-aventis — Incorporated by reference to Old Merck’s Current Report on Form 8-K dated July 31, 2009
10.73	—	Termination Agreement, dated as of September 17, 2009, by and among Merck & Co., Inc., Merck SH Inc., Merck Sharp & Dohme (Holdings) Limited, sanofi-aventis, sanofi 4 and Merial Limited — Incorporated by reference to Old Merck’s Current Report on Form 8-K dated September 21, 2009
10.74	—	Cholesterol Governance Agreement, dated as of May 22, 2000, by and among Schering-Plough, Merck & Co., Inc. and the other parties signatory thereto — Incorporated by reference to Exhibit 99.2 to Schering-Plough’s Current Report on Form 8-K dated October 21, 2002†
10.75	—	First Amendment to the Cholesterol Governance Agreement, dated as of December 18, 2001, by and among Schering-Plough, Merck & Co., Inc. and the other parties signatory thereto — Incorporated by reference to Exhibit 99.3 to Schering-Plough’s Current Report on Form 8-K filed October 21, 2002†
10.76	—	Master Agreement, dated as of December 18, 2001, by and among Schering-Plough, Merck & Co., Inc. and the other parties signatory thereto — Incorporated by reference to Exhibit 99.4 to Schering-Plough’s Current Report on Form 8-K filed October 21, 2002†
10.77	—	Letter Agreement dated April 14, 2003 relating to Consent Decree — Incorporated by reference to Exhibit 99.3 to Schering-Plough’s 10-Q for the period ended March 31, 2003
10.78	—	Distribution agreement between Schering-Plough and Centocor, Inc., dated April 3, 1998 — Incorporated by reference to Exhibit 10(u) to Schering-Plough’s Amended 10-K for the year ended December 31, 2003, filed May 3, 2004†
10.79	—	Amendment Agreement to the Distribution Agreement between Centocor, Inc., CAN Development, LLC, and Schering-Plough (Ireland) Company — Incorporated by reference to Exhibit 10.1 to Schering-Plough’s Current Report on Form 8-K filed December 21, 2007†
12	—	Computation of Ratios of Earnings to Fixed Charges
21	—	Subsidiaries of Merck & Co., Inc.
23.1	—	Consent of Independent Registered Public Accounting Firm — Contained on page 172 of this Report
31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	—	Section 1350 Certification of Chief Executive Officer
32.2	—	Section 1350 Certification of Chief Financial Officer
101	—	The following materials from Merck & Co., Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language):(i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Cash Flow, and (iv) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.

†	Certain portions of the exhibit have been omitted pursuant to a request for confidential treatment. The non-public information has been filed separately with the Securities and Exchange Commission pursuant to rule 24b-2 under the Securities Exchange Act of 1934, as amended.