Form 10-Q
period 2011-03-31
Merck & Co. Inc.
filed 2011-05-09
CIK 310158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File No. 1-6571
Merck & Co., Inc.
One Merck Drive
Whitehouse Station, N.J. 08889-0100
(908) 423-1000

Incorporated in New Jersey	I.R.S. Employer Identification No. 22-1918501
The number of shares of common stock outstanding as of the close of business on April 29, 2011: 3,086,584,896
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I — Financial Information
Item 1. Financial Statements
MERCK & CO., INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF INCOME
(Unaudited, $ in millions except per share amounts)

	Three Months Ended
	March 31,
	2011	2010

Sales	$11,580	$11,422

Costs, Expenses and Other
Materials and production	4,059	5,216
Marketing and administrative	3,164	3,222
Research and development	2,158	2,051
Restructuring costs	(14)	288
Equity income from affiliates	(138)	(138)
Other (income) expense, net	622	167

	9,851	10,806

Income Before Taxes	1,729	616
Taxes on Income	658	286

Net Income	$1,071	$330
Less: Net Income Attributable to Noncontrolling Interests	28	31

Net Income Attributable to Merck & Co., Inc.	$1,043	$299

Basic Earnings per Common Share Attributable to Merck & Co., Inc. Common Shareholders	$0.34	$0.10

Earnings per Common Share Assuming Dilution Attributable to Merck & Co., Inc. Common Shareholders	$0.34	$0.09

Dividends Declared per Common Share	$0.38	$0.38

The accompanying notes are an integral part of this consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited, $ in millions except per share amounts)

	March 31,	December 31,
	2011	2010

Assets
Current Assets
Cash and cash equivalents	$11,695	$10,900
Short-term investments	1,334	1,301
Accounts receivable (net of allowance for doubtful accounts of $111 in 2011 and $104 in 2010)	7,955	7,344
Inventories (excludes inventories of $1,264 in 2011 and $1,194 in 2010 classified in Other assets — see Note 6)	6,057	5,868
Deferred income taxes and other current assets	3,983	3,651

Total current assets	31,024	29,064

Investments	2,084	2,175

Property, Plant and Equipment, at cost, net of depreciation of $14,515 in 2011 and $13,481 in 2010	16,833	17,082

Goodwill	12,207	12,378

Other Intangibles, Net	37,906	39,456

Other Assets	5,811	5,626

	$105,865	$105,781

Liabilities and Equity
Current Liabilities
Loans payable and current portion of long-term debt	$2,202	$2,400
Trade accounts payable	2,402	2,308
Accrued and other current liabilities	8,555	8,514
Income taxes payable	1,326	1,243
Dividends payable	1,177	1,176

Total current liabilities	15,662	15,641

Long-Term Debt	15,644	15,482

Deferred Income Taxes and Noncurrent Liabilities	17,720	17,853

Merck & Co., Inc. Stockholders’ Equity
Common stock, $0.50 par value Authorized - 6,500,000,000 shares Issued - 3,576,948,356 shares in 2011 and 2010	1,788	1,788
Other paid-in capital	40,690	40,701
Retained earnings	37,400	37,536
Accumulated other comprehensive loss	(3,170)	(3,216)

	76,708	76,809
Less treasury stock, at cost 491,657,062 shares in 2011 and 494,841,533 shares in 2010	22,324	22,433

Total Merck & Co., Inc. stockholders’ equity	54,384	54,376

Noncontrolling Interests	2,455	2,429

Total equity	56,839	56,805

	$105,865	$105,781

The accompanying notes are an integral part of this consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, $ in millions)

	Three Months Ended
	March 31,
	2011	2010

Cash Flows from Operating Activities
Net income	$1,071	$330
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,831	1,687
In-process research and development impairment charges	302	27
Equity income from affiliates	(138)	(138)
Dividends and distributions from equity affiliates	65	77
Deferred income taxes	(214)	152
Share-based compensation	93	132
Other	(222)	161
Net changes in assets and liabilities	(1,067)	(1,062)

Net Cash Provided by Operating Activities	1,721	1,366

Cash Flows from Investing Activities
Capital expenditures	(324)	(343)
Purchases of securities and other investments	(1,382)	(2,933)
Proceeds from sales of securities and other investments	1,524	273
Dispositions of businesses, net of cash divested	306	—
Acquisitions of businesses, net of cash acquired	—	(131)
(Increase) decrease in restricted assets	—	(25)
Other	(19)	11

Net Cash Provided by (Used in) Investing Activities	105	(3,148)

Cash Flows from Financing Activities
Net change in short-term borrowings	(197)	2,620
Payments on debt	(4)	(622)
Dividends paid to stockholders	(1,175)	(1,189)
Proceeds from exercise of stock options	37	195
Other	167	(62)

Net Cash (Used in) Provided by Financing Activities	(1,172)	942

Effect of Exchange Rate Changes on Cash and Cash Equivalents	141	(235)

Net Increase (Decrease) in Cash and Cash Equivalents	795	(1,075)

Cash and Cash Equivalents at Beginning of Year	10,900	9,311

Cash and Cash Equivalents at End of Period	$11,695	$8,236

The accompanying notes are an integral part of this consolidated financial statement.

Notes to Consolidated Financial Statements (unaudited)
1. Basis of Presentation
     The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements are not included herein. The interim statements should be read in conjunction with the audited financial statements and notes thereto included in Merck & Co., Inc.’s Form 10-K filed on February 28, 2011.
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
Recently Adopted Accounting Standards
     In October 2009, the Financial Accounting Standards Board issued new guidance for revenue recognition with multiple deliverables. The Company adopted this guidance prospectively for revenue arrangements entered into or materially modified on or after January 1, 2011. This guidance eliminates the residual method under the current guidance and replaces it with the “relative selling price” method when allocating revenue in a multiple deliverable arrangement. The selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise third-party evidence of selling price shall be used. If neither exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable. The effect of adoption on the Company’s financial position and results of operations was not material.
2. Restructuring
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
     In connection with the Merger Restructuring Program, separation costs under the Company’s existing severance programs worldwide were recorded in the fourth quarter of 2009 to the extent such costs were probable and reasonably estimable. The Company commenced accruing costs related to enhanced termination benefits offered to employees under the Merger Restructuring Program in the first quarter of 2010 when the necessary criteria were met. The Company recorded total pretax restructuring costs of $112 million and $283 million in the first quarter of 2011 and 2010, respectively, related to this program. Since inception of the Merger Restructuring Program through March 31, 2011, Merck has recorded total pretax accumulated costs of approximately $3.4 billion and eliminated approximately 12,300 positions comprised of employee separations, and the elimination of contractors and vacant positions. The restructuring actions taken thus far under the Merger Restructuring Program are expected to be substantially completed by the end of 2012, with the exception of certain manufacturing facilities actions, with the total cumulative pretax costs estimated to be approximately $3.8 billion to $4.6 billion. The Company estimates that approximately two-thirds of the cumulative

Notes to Consolidated Financial Statements (unaudited) (continued)
pretax costs relate to cash outlays, primarily related to employee separation expense. Approximately one-third of the cumulative pretax costs are non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested.
2008 Global Restructuring Program
     In October 2008, Old Merck announced a global restructuring program (the “2008 Restructuring Program”) to reduce its cost structure, increase efficiency, and enhance competitiveness. As part of the 2008 Restructuring Program, the Company expects to eliminate approximately 7,200 positions — 6,800 active employees and 400 vacancies — across the Company worldwide by the end of 2011. Pretax restructuring costs of $4 million and $65 million were recorded in the first quarter of 2011 and 2010, respectively, related to the 2008 Restructuring Program. Since inception of the 2008 Restructuring Program through March 31, 2011, Merck has recorded total pretax accumulated costs of $1.6 billion and eliminated approximately 5,920 positions comprised of employee separations and the elimination of contractors and vacant positions. The 2008 Restructuring Program is expected to be completed by the end of 2011 with the total cumulative pretax costs estimated to be $1.6 billion to $2.0 billion. The Company estimates that two-thirds of the cumulative pretax costs relate to cash outlays, primarily from employee separation expense. Approximately one-third of the cumulative pretax costs are non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested.
     For segment reporting, restructuring charges are unallocated expenses.
     The following tables summarize the charges related to Merger Restructuring Program and 2008 Restructuring Program activities by type of cost:

	Three Months Ended March 31, 2011
	Separation	Accelerated
($ in millions)	Costs	Depreciation	Other	Total

Merger Restructuring Program

Materials and production	$—	$60	$—	$60
Marketing and administrative	—	23	—	23
Research and development	—	42	3	45
Restructuring costs	(37)	—	21	(16)

	(37)	125	24	112

2008 Restructuring Program

Materials and production	—	3	(1)	2
Restructuring costs	(1)	—	3	2

	(1)	3	2	4

	$(38)	$128	$26	$116

	Three Months Ended March 31, 2010
	Separation	Accelerated
($ in millions)	Costs	Depreciation	Other	Total

Merger Restructuring Program

Materials and production	$—	$25	$—	$25
Research and development	—	—	6	6
Restructuring costs	209	—	43	252

	209	25	49	283

2008 Restructuring Program

Materials and production	—	29	—	29
Restructuring costs	19	—	17	36

	19	29	17	65

	$228	$54	$66	$348

     Separation costs are associated with actual headcount reductions, as well as those headcount reductions which were probable and could be reasonably estimated. In the first quarter of 2011, separation costs for the Merger Restructuring Program include a reduction of separation reserves of approximately $50 million resulting from the Company’s decision in the first quarter to retain approximately 380 employees at its Oss, Netherlands research facility that had previously been expected to be separated. In the first quarter of 2011 and 2010, approximately 750 positions and 5,150 positions, respectively, were eliminated under the Merger Restructuring Program and approximately 120 positions and 535 positions, respectively, were eliminated under the 2008 Restructuring

Notes to Consolidated Financial Statements (unaudited) (continued)
Program. These position eliminations were comprised of actual headcount reductions and the elimination of contractors and vacant positions.
     Accelerated depreciation costs primarily relate to manufacturing, research and administrative facilities and equipment to be sold or closed as part of the programs. Accelerated depreciation costs represent the difference between the depreciation expense to be recognized over the revised useful life of the site, based upon the anticipated date the site will be closed or divested, and depreciation expense as determined utilizing the useful life prior to the restructuring actions. All of the sites have and will continue to operate up through the respective closure dates, and since future cash flows were sufficient to recover the respective book values, Merck was required to accelerate depreciation of the site assets rather than write them off immediately.
     Other activity in the first quarter of 2011 and 2010 includes asset abandonment, shut-down and other related costs. Additionally, other activity includes employee-related costs such as curtailment, settlement and termination charges associated with pension and other postretirement benefit plans (see Note 12) and share-based compensation costs.
     The following table summarizes the charges and spending relating to Merger Restructuring Program and 2008 Restructuring Program activities for the three months ended March 31, 2011:

	Separation	Accelerated
($ in millions)	Costs	Depreciation	Other	Total

Merger Restructuring Program

Restructuring reserves January 1, 2011	$859	$—	$64	$923
Expense	(37)	125	24	112
(Payments) receipts, net	(159)	—	(9)	(168)
Non-cash activity	—	(125)	(24)	(149)

Restructuring reserves March 31, 2011 (1)	$663	$—	$55	$718

2008 Restructuring Program

Restructuring reserves January 1, 2011	$196	$—	$—	$196
Expense	(1)	3	2	4
(Payments) receipts, net	(9)	—	(2)	(11)
Non-cash activity	—	(3)	—	(3)

Restructuring reserves March 31, 2011 (1)	$186	$—	$—	$186

(1)	The cash outlays associated with the Merger Restructuring Program are expected to be substantially completed by the end of 2012. The cash outlays associated with the remaining restructuring reserve for the 2008 Restructuring Program are expected to be completed by the end of 2011.
Legacy Schering-Plough Program
     Prior to the Merger, Schering-Plough commenced a Productivity Transformation Program which was designed to reduce and avoid costs and increase productivity. The Company recorded accelerated depreciation costs included Material and production of $10 million and $3 million for the first quarter of 2011 and 2010, respectively. The remaining reserve associated with this program was $47 million at March 31, 2011.
3. Acquisitions, Divestitures, Research Collaborations and License Agreements
     In April 2011, Merck entered into a definitive agreement under which Merck will acquire Inspire Pharmaceuticals, Inc. (“Inspire”), a specialty pharmaceutical company focused on developing and commercializing ophthalmic products. Under the terms of the agreement, Merck commenced a tender offer for all outstanding common stock of Inspire at a price of $5.00 per share in cash. The transaction has a total cash value of approximately $430 million. The transaction has been unanimously approved by the boards of directors of both companies and Inspire’s board recommended that the company’s shareholders tender their shares pursuant to the tender offer. In addition, Warburg Pincus Private Equity IX, L.P., which owns approximately 28% of the outstanding shares of Inspire, has agreed to tender all of its shares into the offer. The closing of the tender offer will be subject to certain conditions, including the tender of a number of Inspire shares that, together with shares owned by Merck, represent at least a majority of the total number of Inspire’s outstanding shares (assuming the exercise of all options and vesting of restricted stock units), and customary closing conditions. Upon the completion of the tender offer, Merck will acquire all remaining shares of Inspire through a second-step merger. The Company anticipates the transaction will close in the second quarter of 2011.
     In March 2011, the Company sold the Merck BioManufacturing Network, a leading provider of contract manufacturing and development services for the biopharmaceutical industry and wholly owned by Merck, to Fujifilm Corporation (“Fujifilm”). Under

Notes to Consolidated Financial Statements (unaudited) (continued)
the terms of the agreement, Fujifilm will purchase all of the equity interests in two Merck subsidiaries which together own all assets of the Merck BioManufacturing Network comprising facilities located in Research Triangle Park, North Carolina and Billingham, U.K.; and including manufacturing contracts; business support operations and a highly skilled workforce. As part of the agreement with Fujifilm, Merck has committed to certain continued development and manufacturing activities with these two companies. The transaction resulted in a gain of $134 million in the first quarter of 2011 reflected in Other (income) expense, net.
4. Collaborative Arrangements
     The Company continues its strategy of establishing external alliances to complement its substantial internal research capabilities, including research collaborations, licensing preclinical and clinical compounds and technology platforms to drive both near- and long-term growth. The Company supplements its internal research with a licensing and external alliance strategy focused on the entire spectrum of collaborations from early research to late-stage compounds, as well as new technologies across a broad range of therapeutic areas. These arrangements often include upfront payments and royalty or profit share payments, contingent upon the occurrence of certain future events linked to the success of the asset in development, as well as expense reimbursements or payments to the third party.
Cozaar/Hyzaar
     In 1989, Old Merck and E.I. duPont de Nemours and Company (“DuPont”) agreed to form a long-term research and marketing collaboration to develop a class of therapeutic agents for high blood pressure and heart disease, discovered by DuPont, called angiotensin II receptor antagonists, which include Cozaar and Hyzaar. In return, Old Merck provided DuPont marketing rights in the United States and Canada to its prescription medicines, Sinemet and Sinemet CR (the Company has since regained global marketing rights to Sinemet and Sinemet CR). Pursuant to a 1994 agreement with DuPont, the Company has an exclusive licensing agreement to market Cozaar and Hyzaar, which are both registered trademarks of DuPont, in return for royalties and profit share payments to DuPont. The patents that provided market exclusivity in the United States for Cozaar and Hyzaar expired in April 2010. In addition, Cozaar and Hyzaar lost patent protection in a number of major European markets in March 2010.
Remicade/Simponi
     In 1998, a subsidiary of Schering-Plough entered into a licensing agreement with Centocor Ortho Biotech Inc. (“Centocor”), a Johnson & Johnson company, to market Remicade, which is prescribed for the treatment of inflammatory diseases. In 2005, Schering-Plough’s subsidiary exercised an option under its contract with Centocor for license rights to develop and commercialize Simponi (golimumab), a fully human monoclonal antibody. The Company had exclusive marketing rights to both products outside the United States, Japan and certain other Asian markets. In December 2007, Schering-Plough and Centocor revised their distribution agreement regarding the development, commercialization and distribution of both Remicade and Simponi, extending the Company’s rights to exclusively market Remicade to match the duration of the Company’s exclusive marketing rights for Simponi. In addition, Schering-Plough and Centocor agreed to share certain development costs relating to Simponi’s auto-injector delivery system. On October 6, 2009, the European Commission approved Simponi as a treatment for rheumatoid arthritis and other immune system disorders in two presentations — a novel auto-injector and a prefilled syringe. As a result, the Company’s marketing rights for both products extend for 15 years from the first commercial sale of Simponi in the European Union (“EU”) following the receipt of pricing and reimbursement approval within the EU. In April 2011, Merck and Johnson & Johnson reached agreement to amend the distribution rights to Remicade and Simponi. Under the terms of the amended distribution agreement, Merck will relinquish exclusive marketing rights for Remicade and Simponi to Johnson & Johnson in territories including Canada, Central and South America, the Middle East, Africa and Asia Pacific effective July 1, 2011. Merck will retain exclusive marketing rights throughout Europe, Russia and Turkey (“retained territories”). In addition, all profit derived from Merck’s exclusive distribution of the two products in the retained territories will be equally divided between Merck and Johnson & Johnson, beginning July 1, 2011. Under the prior terms of the distribution agreement, the contribution income (profit) split, which is currently at 58% to Merck and 42% percent to Johnson & Johnson, would have declined for Merck and increased for Johnson & Johnson each year until 2014, when it would have been equally divided. Johnson & Johnson also received a one-time payment of $500 million in April 2011, which the Company recorded as charge to Other (income) expense, net in the first quarter of 2011.
5. Financial Instruments
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
     In connection with the Company's revenue hedging program, a purchased collar option strategy may be utilized. With a purchased collar option strategy, the Company writes a local currency call option and purchases a local currency put option. As compared to a purchased put option strategy alone, a purchased collar strategy reduces the upfront costs associated with purchasing puts through the collection of premium by writing call options. If the U.S. dollar weakens relative to the currency of the hedged anticipated sales, the purchased put option value of the collar strategy reduces to zero, but the Company benefit from the increase in the value of its anticipated foreign currency cash flows would be capped at the strike level of the written call. If the U.S. dollar strengthens relative to the currency of the hedged anticipated sales, the written call option value of the collar strategy reduces to zero and the changes in the purchased put cash flows of the collar strategy would offset the decline in the expected future U.S. dollar cash flows of the hedged foreign currency sales.
     The Company may also utilize forward contracts in its revenue hedging program. If the U.S. dollar strengthens relative to the currency of the hedged anticipated sales, the increase in the fair value of the forward contracts offsets the decrease in the expected future U.S. dollar cash flows of the hedged foreign currency sales. Conversely, if the U.S. dollar weakens, the decrease in the fair value of the forward contracts offsets the increase in the value of the anticipated foreign currency cash flows.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
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
     The Company also uses forward exchange contracts to hedge its net investment in foreign operations against adverse movements in exchange rates. The forward contracts are designated as hedges of the net investment in a foreign operation. The Company hedges a portion of the net investment in certain of its foreign operations and measures ineffectiveness based upon changes in spot foreign exchange rates. The effective portion of the unrealized gains or losses on these contracts is recorded in foreign currency translation adjustment within OCI, and remains in OCI until either the sale or complete or substantially complete liquidation of the subsidiary. The cash flows from these contracts are reported as investing activities in the Consolidated Statement of Cash Flows.
Interest Rate Risk Management
     At March 31, 2011, the Company was a party to 22 pay-floating, receive-fixed interest rate swap contracts designated as fair value hedges of fixed-rate notes in which the notional amounts match the amount of the hedged fixed-rate notes. There are two swaps maturing in 2011 with notional amounts of $125 million each that effectively convert the Company’s $250 million, 5.125% fixed-rate notes due 2011 to floating rate instruments. There are nine swaps maturing in 2015: two of which have notional amounts of $250 million each and one of which has a notional amount of $500 million, that effectively convert the Company’s $1.0 billion, 4.75% fixed-rate notes due 2015 to floating rate instruments; five swaps with notional amounts of $150 million each and one with a notional amount of $250 million that effectively convert the Company’s $1.0 billion, 4.0% fixed-rate notes due 2015 to floating rate instruments. There are six swaps maturing in 2016, two of which have notional amounts of $175 million each, and four of which have notional amounts of $125 million each, that effectively convert the Company’s $850 million, 2.25% fixed-rate notes due 2016 to floating rate instruments. There are two swaps maturing in 2017, with notional amounts of $600 million and $400 million that effectively convert the $1.0 billion, 6.0% fixed-rate notes due in 2017 to floating rate instruments. There are three swaps maturing in 2019, two of which have notional amounts of $500 million each, and one of which has a notional amount of $250 million that effectively convert the Company’s $1.25 billion, 5.0% fixed-rate notes due in 2019 to floating rate instruments. The interest rate swap contracts are designated hedges of the fair value changes in the notes attributable to changes in the benchmark London Interbank Offered Rate (“LIBOR”) swap rate. The fair value changes in the notes attributable to changes in the benchmark interest rate are recorded in interest expense and offset by the fair value changes in the swap contracts. The cash flows from these contracts are reported as operating activities in the Consolidated Statement of Cash Flows.
     Presented in the table below is the fair value of derivatives segregated between those derivatives that are designated as hedging instruments and those that are not designated as hedging instruments:

		March 31, 2011			December 31, 2010
		Fair Value of Derivative		U.S. Dollar	Fair Value of Derivative		U.S. Dollar
($ in millions)	Balance Sheet Caption	Asset	Liability	Notional	Asset	Liability	Notional

Derivatives Designated as Hedging Instruments

Foreign exchange contracts (current)	Deferred income taxes and other current assets	$94	$—	$3,412	$167	$—	$2,344
Foreign exchange contracts (non-current)	Other assets	263	—	4,329	310	—	3,720
Foreign exchange contracts (current)	Accrued and other current liabilities	—	25	2,071	—	18	1,505
Foreign exchange contracts (non-current)	Deferred income taxes and noncurrent liabilities	—	—	—	—	6	503
Interest rate swaps (current)	Deferred income taxes and other current assets	11	—	250	—	—	—
Interest rate swaps (non-current)	Other assets	85	—	4,250	56	—	1,000
Interest rate swaps (non-current)	Deferred income taxes and noncurrent liabilities	—	10	850	—	7	850

		$453	$35	$15,162	$533	$31	$9,922

Derivatives Not Designated as Hedging Instruments

Foreign exchange contracts (current)	Deferred income taxes and other current assets	$32	$—	$4,100	$95	$—	$6,295
Foreign exchange contracts (current)	Accrued and other current liabilities	—	176	8,712	—	30	4,229

		$32	$176	$12,812	$95	$30	$10,524

		$485	$211	$27,974	$628	$61	$20,446

Notes to Consolidated Financial Statements (unaudited) (continued)
     The table below provides information on the location and pretax gain or loss amounts for derivatives that are: (i) designated in a fair value hedging relationship, (ii) designated in a cash flow hedging relationship, (iii) designated in a foreign currency hedging relationship (net investment hedge) and (iv) not designated in a hedging relationship:

	Three Months Ended
	March 31,
($ in millions)	2011	2010

Derivatives designated in fair value hedging relationships
Interest rate swap contracts
Amount of gain recognized in Other (income) expense, net on derivatives	$(37)	$(21)
Amount of loss recognized in Other (income) expense, net on hedged item	37	21

Derivatives designated in foreign currency cash flow hedging relationships
Foreign exchange contracts
Amount of loss reclassified from AOCI to Sales	7	19
Amount of loss (gain) recognized in OCI on derivatives	184	(94)

Derivatives designated in foreign currency net investment hedging relationships
Foreign exchange contracts
Amount of gain recognized in Other (income) expense, net on derivatives (1)	(6)	—
Amount of loss recognized in OCI on derivatives	1	—

Derivatives not designated in a hedging relationship
Foreign exchange contracts
Amount of loss (gain) recognized in Other (income) expense, net on derivatives (2)	316	(69)
Amount of gain recognized in Sales on hedged item	—	(67)

(1)	There was no ineffectiveness on the hedge. Represents the amount excluded from hedge effectiveness testing.

(2)	These derivative contracts mitigate changes in the value of remeasured foreign currency denominated monetary assets and liabilities attributable to changes in foreign currency exchange rates.
     At March 31, 2011, the Company estimates $81 million of pretax net unrealized losses on derivatives maturing within the next 12 months that hedge foreign currency denominated sales over that same period will be reclassified from AOCI to Sales. The amount ultimately reclassified to Sales may differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity.
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
     Level 3 - Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company’s Level 3 assets included certain mortgage-backed securities with limited market activity.
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

	Fair Value Measurements Using				Fair Value Measurements Using
	Quoted Prices	Significant			Quoted Prices	Significant
	In Active	Other	Significant		In Active	Other	Significant
	Markets for	Observable	Unobservable		Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs		Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
($ in millions)		March 31, 2011				December 31, 2010

Assets
Investments
Corporate notes and bonds	$—	$1,174	$—	$1,174	$—	$1,133	$—	$1,133
Commercial paper	—	1,095	—	1,095	—	1,046	—	1,046
U.S. government and agency securities	—	384	—	384	—	500	—	500
Municipal securities	—	305	—	305	—	361	—	361
Asset-backed securities(1)	—	167	—	167	—	171	—	171
Mortgage-backed securities(1)	—	90	—	90	—	99	13	112
Foreign government bonds	—	65	—	65	—	10	—	10
Equity securities	111	24	—	135	117	23	—	140
Other debt securities	—	3	—	3	—	3	—	3

	111	3,307	—	3,418	117	3,346	13	3,476

Other assets
Securities held for employee compensation	191	—	—	191	181	—	—	181

Derivative assets (2)
Purchased currency options	—	357	—	357	—	477	—	477
Forward exchange contracts	—	32	—	32	—	95	—	95
Interest rate swaps	—	96	—	96	—	56	—	56

	—	485	—	485	—	628	—	628

Total assets	$302	$3,792	$—	$4,094	$298	$3,974	$13	$4,285

Liabilities
Derivative liabilities (2)
Forward exchange contracts	$—	$201	$—	$201	$—	$54	$—	$54
Interest rate swaps	—	10	—	10	—	7	—	7

Total liabilities	$—	$211	$—	$211	$—	$61	$—	$61

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
     There were no significant transfers between Level 1 and Level 2 during the first quarter of 2011. As of March 31, 2011, Cash and cash equivalents of $11.7 billion included $11.0 billion of cash equivalents.
Level 3 Valuation Techniques:
     Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial assets also include certain investment securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. The Company’s Level 3 investment securities included certain mortgage-backed securities that were valued primarily using pricing models for which management understands the methodologies. These models incorporate transaction details such as contractual terms, maturity, timing and amount of future cash inflows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants.

Notes to Consolidated Financial Statements (unaudited) (continued)
     The table below provides a summary of the changes in fair value of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Available-			Available-
	for-sale	Other		for-sale	Other
($ in millions)	investments	assets	Total	investments	assets	Total

Beginning balance January 1	$13	$—	$13	$—	$72	$72
Sales	(13)	—	(13)	—	(52)	(52)
Settlements	—	—	—	—	(2)	(2)
Total realized and unrealized gains (losses)
Included in:
Earnings (1)	—	—	—	—	13	13
Comprehensive income	—	—	—	—	(11)	(11)

Ending balance March 31	$—	$—	$—	$—	$20	$20

Losses recorded in earnings for Level 3 assets still held at March 31	$—	$—	$—	$—	$(2)	$(2)

(1)	Amounts are recorded in Other (income) expense, net.
Financial Instruments not Measured at Fair Value
     Some of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature, such as cash and cash equivalents, receivables and payables.
     The estimated fair value of loans payable and long-term debt (including current portion) at March 31, 2011 was $18.3 billion compared with a carrying value of $17.8 billion and at December 31, 2010 was $18.7 billion compared with a carrying value of $17.9 billion. Fair value was estimated using quoted dealer prices.
     A summary of gross unrealized gains and losses on available-for-sale investments recorded in AOCI is as follows:

	March 31, 2011				December 31, 2010
	Fair	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized
($ in millions)	Value	Cost	Gains	Losses	Value	Cost	Gains	Losses

Corporate notes and bonds	$1,174	$1,167	$10	$(3)	$1,133	$1,124	$12	$(3)
Commercial paper	1,095	1,095	—	—	1,046	1,046	—	—
U.S. government and agency securities	384	386	1	(3)	500	501	1	(2)
Municipal securities	305	304	3	(2)	361	359	4	(2)
Asset-backed securities	167	166	1	—	171	170	1	—
Mortgage-backed securities	90	90	—	—	112	108	5	(1)
Foreign government bonds	65	59	6	—	10	10	—	—
Other debt securities	3	1	2	—	3	1	2	—
Equity securities	326	298	28	—	321	295	34	(8)

	$3,609	$3,566	$51	$(8)	$3,657	$3,614	$59	$(16)

     Available-for-sale debt securities included in Short-term investments totaled $1.3 billion at March 31, 2011. Of the remaining debt securities, $1.6 billion mature within five years. At March 31, 2011, there were no debt securities pledged as collateral.
Concentrations of Credit Risk
     On an ongoing basis, the Company monitors concentrations of credit risk associated with corporate issuers of securities and financial institutions with which it conducts business. Credit exposure limits are established to limit a concentration with any single issuer or institution. Cash and investments are placed in instruments that meet high credit quality standards, as specified in the Company’s investment policy guidelines. Approximately half of the Company’s cash and cash equivalents are invested in three highly-rated money market funds.

Notes to Consolidated Financial Statements (unaudited) (continued)
     The majority of the Company’s accounts receivable arise from product sales in the United States and Europe and are primarily due from drug wholesalers and retailers, hospitals, government agencies, managed health care providers and pharmacy benefit managers. The Company monitors the financial performance and credit worthiness of its customers so that it can properly assess and respond to changes in their credit profile. The Company also continues to monitor economic conditions, including the volatility associated with international sovereign economies, and associated impacts on the financial markets and its business, taking into consideration the global economic downturn and the sovereign debt issues in certain European countries. The Company continues to monitor the credit and economic conditions within Greece, Spain, Italy and Portugal, among other members of the EU. These deteriorating economic conditions, as well as inherent variability of timing of cash receipts, have resulted in, and may continue to result in, an increase in the average length of time that it takes to collect accounts receivable outstanding. As of March 31, 2011, the Company’s accounts receivable in Greece, Italy, Spain and Portugal totaled approximately $1.5 billion of which hospital and public sector receivables in Greece were approximately 7%. As of March 31, 2011, the Company’s total accounts receivable outstanding for more than one year were approximately $345 million, of which approximately $285 million related to accounts receivable in Greece, Italy, Spain and Portugal, mostly comprised of hospital and public sector receivables.
     Derivative financial instruments are executed under International Swaps and Derivatives Association master agreements. The master agreements with several of the Company’s financial institution counterparties also include credit support annexes. These annexes contain provisions that require collateral to be exchanged depending on the value of the derivative assets and liabilities, the Company’s credit rating, and the credit rating of the counterparty. As of March 31, 2011 and December 31, 2010, the Company had received cash collateral of $3 million and $157 million, respectively, from various counterparties which is recorded in Accrued and other current liabilities. The Company had not advanced any cash collateral to counterparties as of March 31, 2011 or December 31, 2010.
6. Inventories
     Inventories consisted of:

	March 31,	December 31,
($ in millions)	2011	2010

Finished goods	$1,384	$1,484
Raw materials and work in process	5,801	5,449
Supplies	306	315

Total (approximates current cost)	7,491	7,248
Reduction to LIFO costs	(170)	(186)

	$7,321	$7,062

Recognized as:
Inventories	$6,057	$5,868
Other assets	1,264	1,194

     As of March 31, 2011 and December 31, 2010, $175 million and $225 million, respectively, of purchase accounting adjustments to inventories remained which are recognized as a component of Materials and production costs as the related inventories are sold. Amounts recognized as Other assets are comprised almost entirely of raw materials and work in process inventories. At March 31, 2011 and at December 31, 2010, these amounts included $1.0 billion of inventories not expected to be sold within one year, principally vaccines. In addition, these amounts included $262 million and $197 million at March 31, 2011 and December 31, 2010, respectively, of inventories produced in preparation for product launches, including Victrelis (boceprevir) which is currently under review with the U.S. Food and Drug Administration (“FDA”).
7. Other Intangibles
     At the time of the Merger, the Company measured the fair value of legacy Schering-Plough pipeline programs and capitalized these amounts. During the first quarter of 2011, the Company recorded $302 million of in-process research and development (“IPR&D”) impairment charges within Research and development expenses primarily for programs that had previously been deprioritized and were deemed to have no alternative use during the quarter. During the first quarter of 2010, the Company recorded $27 million of IPR&D impairment charges attributable to compounds identified during the Company’s pipeline prioritization review that were abandoned and determined to have either no alternative use or were returned to the respective licensor. The Company may recognize additional non-cash impairment charges in the future for the cancellation of other legacy Schering-Plough pipeline programs and such charges could be material.

Notes to Consolidated Financial Statements (unaudited) (continued)
8. Joint Ventures and Other Equity Method Affiliates
     Equity income from affiliates reflects the performance of the Company’s joint ventures and other equity method affiliates and was comprised of the following:

	Three Months Ended
	March 31,
($ in millions)	2011	2010
| |
AstraZeneca LP	$133	$125
Other (1)	5	13

	$138	$138

(1)	Primarily reflects results from Sanofi Pasteur MSD and Johnson & Johnson°Merck Consumer Pharmaceuticals Company.
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
     In connection with the 1998 restructuring, Astra purchased an option (the “Asset Option”) for a payment of $443 million, which was recorded as deferred income, to buy Old Merck’s interest in the KBI products, excluding the gastrointestinal medicines Nexium and Prilosec (the “Non-PPI Products”). In April 2010, AstraZeneca exercised the Asset Option. Merck received $647 million from AstraZeneca, representing the net present value as of March 31, 2008 of projected future pretax revenue to be received by Old Merck from the Non-PPI Products, which was recorded as a reduction to the Company’s investment in AZLP. The Company recognized the $443 million of deferred income in the second quarter of 2010 as a component of Other (income) expense, net. In addition, in 1998, Old Merck granted Astra an option (the “Shares Option”) to buy Old Merck’s common stock interest in KBI and, therefore, Old Merck’s interest in Nexium and Prilosec, exercisable in 2012. The exercise price for the Shares Option will be based on the net present value of estimated future net sales of Nexium and Prilosec as determined at the time of exercise, subject to certain true-up mechanisms. The Company believes that it is likely that AstraZeneca will exercise the Shares Option.
     Summarized financial information for AZLP is as follows:

	Three Months Ended
	March 31,
($ in millions)	2011	2010
| |
Sales	$1,155	$1,293
Materials and production costs	545	633
Other expense, net	300	142

Income before taxes (1)	$310	$518

(1)	Merck’s partnership returns from AZLP are generally contractually determined and are not based on a percentage of income from AZLP, other than with respect to the 1% limited partnership interest discussed above.
Other
     In March 2011, Merck and sanofi-aventis mutually terminated their agreement to form a new animal health joint venture by combining Intervet/Schering-Plough, Merck’s animal health unit, with Merial, the animal health business of sanofi-aventis. As a result of the termination, both Merial and Intervet/Schering-Plough continue to operate independently. The termination of the agreement was without penalty to either party.

Notes to Consolidated Financial Statements (unaudited) (continued)
9. Contingencies
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
     Of the plaintiff groups in the Vioxx Product Liability Lawsuits described above, the vast majority were dismissed as a result of the Vioxx Settlement Program, which has been described previously. As of March 31, 2011, approximately 30 plaintiff groups who were otherwise eligible for the Settlement Program did not participate and their claims remain pending against Old Merck. In addition, the claims of approximately 120 plaintiff groups who were not eligible for the Settlement Program remain pending against Old Merck. A number of these 120 plaintiff groups are subject to various motions to dismiss for failure to comply with court-ordered deadlines.
     There is one U.S. Vioxx Product Liability Lawsuit currently scheduled for trial in 2011. Old Merck has previously disclosed the outcomes of several Vioxx Product Liability Lawsuits that were tried prior to 2010. Of the cases that went to trial, there are two unresolved post-trial appeals: Ernst v. Merck and Garza v. Merck. Merck has previously disclosed the details associated with these cases and the grounds for Merck’s appeals.
Other Lawsuits
     There are still pending in various U.S. courts putative class actions purportedly brought on behalf of individual purchasers or users of Vioxx seeking reimbursement for alleged economic loss. In the MDL proceeding, approximately 30 such class actions remain. On June 30, 2010, Old Merck moved to strike the class claims or for judgment on the pleadings regarding the master complaint, which includes the above-referenced cases, and briefing on that motion was completed on September 23, 2010. The MDL court heard oral argument on Old Merck’s motion on October 7, 2010, and took it under advisement.
     On June 12, 2008, a Missouri state court certified a class of Missouri plaintiffs seeking reimbursement for out-of-pocket costs relating to Vioxx. Trial is scheduled to begin in May 2012. In addition, in Indiana, plaintiffs have filed a motion to certify a class of Indiana Vioxx purchasers in a case pending before the Circuit Court of Marion County, Indiana. On April 1, 2010, a Kentucky state court denied Old Merck’s motion for summary judgment and certified a class of Kentucky plaintiffs seeking reimbursement for out-of-pocket costs relating to Vioxx. The Kentucky Court of Appeals denied Old Merck’s petition for a writ of mandamus, and the Kentucky Supreme Court has affirmed that ruling. The trial court entered an amended class certification order on January 27, 2011, and Merck has appealed that ruling to the Kentucky Court of Appeals.
     Old Merck has also been named as a defendant in several lawsuits brought by, or on behalf of, government entities. Twelve of these suits are being brought by state Attorneys General, one on behalf of a county, and one is being brought by a private citizen (as a qui tam suit). All of these actions, except for a suit brought by the Attorney General of Michigan, are in the MDL proceeding. The Michigan Attorney General case was remanded to state court. The trial court denied Merck’s motion to dismiss, but the Court of Appeals reversed that ruling on March 17, 2011, ordering the trial court to dismiss the case. These actions allege that Old Merck misrepresented the safety of Vioxx. All but one of these suits seeks recovery for expenditures on Vioxx by government-funded health care programs such as Medicaid, along with other relief such as penalties and attorneys’ fees. An action brought by the Attorney General of Kentucky seeks only penalties for alleged Consumer Fraud Act violations. The lawsuit brought by the county is a class action filed by Santa Clara County, California on behalf of all similarly situated California counties. Old Merck moved to dismiss the False Claims Act claims brought by a qui tam plaintiff on behalf of the District of Columbia in November 2010. The court granted that motion on March 28, 2011. Old Merck also moved to dismiss the case brought by the Attorney General of Oklahoma in December 2010.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
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
     In addition, as previously disclosed, various putative class actions have been filed in federal court under the Employee Retirement Income Security Act (“ERISA”) against Old Merck and certain current and former officers and directors (the “Vioxx ERISA Lawsuits”). Those cases were consolidated in the Shareholder MDL before Judge Chesler. Fact discovery in the Vioxx ERISA Lawsuits closed on September 30, 2010. The Court has entered a schedule for expert discovery, dispositive motions, and a pre-trial conference. Motions for summary judgment must be filed by June 30, 2011.
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
Insurance
     As previously disclosed, the Company has Directors and Officers insurance coverage applicable to the Vioxx Securities Lawsuits with remaining stated upper limits of approximately $175 million. The Company has Fiduciary and other insurance for the Vioxx ERISA Lawsuits with stated upper limits of approximately $275 million. As a result of the previously disclosed insurance arbitration, additional insurance coverage for these claims should also be available, if needed, under upper-level excess policies that provide coverage for a variety of risks. There are disputes with the insurers about the availability of some or all of the Company’s insurance coverage for these claims and there are likely to be additional disputes. The amounts actually recovered under the policies discussed in this paragraph may be less than the stated upper limits.
Investigations
     As previously disclosed, Old Merck has received subpoenas from the Department of Justice (“DOJ”) requesting information related to Old Merck’s research, marketing and selling activities with respect to Vioxx in a federal health care investigation under criminal statutes. This investigation included subpoenas for witnesses to appear before a grand jury. As previously disclosed, in March 2009, Old Merck received a letter from the U.S. Attorney’s Office for the District of Massachusetts identifying it as a target of the grand jury investigation regarding Vioxx. On October 29, 2010, the Company announced that it had established a $950 million reserve (the “Vioxx Liability Reserve”) in connection with the anticipated resolution of the DOJ’s investigation. The Company’s discussions with the government are ongoing. Until they are concluded, there can be no certainty about a definitive resolution. The Company is cooperating with the DOJ in its investigation (the “Vioxx Investigation”). The Company cannot predict the outcome of these inquiries; however, they could result in potential civil and/or criminal remedies.
Reserves
     There was one U.S. Vioxx Product Liability Lawsuit tried in 2010. There is one U.S. Vioxx Product Liability Lawsuit currently scheduled for trial in 2011. The Company cannot predict the timing of any other trials related to the Vioxx Litigation (as defined below). The Company believes that it has meritorious defenses to the Vioxx Product Liability Lawsuits, Vioxx Shareholder Lawsuits and Vioxx Foreign Lawsuits (collectively, the “Vioxx Lawsuits”) and will vigorously defend against them. In view of the inherent difficulty of predicting the outcome of litigation, particularly where there are many claimants and the claimants seek indeterminate damages, the Company is unable to predict the outcome of these matters, and at this time cannot reasonably estimate the possible loss or range of loss with respect to the Vioxx Lawsuits not included in the Settlement Program. Unfavorable outcomes in the Vioxx Litigation could have a material adverse effect on the Company’s financial position, liquidity and results of operations.

Notes to Consolidated Financial Statements (unaudited) (continued)
     Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. As of December 31, 2010, the Company had an aggregate reserve of approximately $76 million (the “Vioxx Legal Defense Costs Reserve”) solely for future legal defense costs related to the Vioxx Litigation.
     During the first quarter of 2011, the Company spent approximately $16 million in the aggregate in legal defense costs worldwide related to (i) the Vioxx Product Liability Lawsuits, (ii) the Vioxx Shareholder Lawsuits, (iii) the Vioxx Foreign Lawsuits, and (iv) the Vioxx Investigation (collectively, the “Vioxx Litigation”). Consequently, as of March 31, 2011, the aggregate amount of the Vioxx Legal Defense Costs Reserve was approximately $60 million, which is solely for future legal defense costs for the Vioxx Litigation. Some of the significant factors considered in the review of the Vioxx Legal Defense Costs Reserve were as follows: the actual costs incurred by the Company; the development of the Company’s legal defense strategy and structure in light of the scope of the Vioxx Litigation, including the Settlement Agreement and the expectation that certain lawsuits will continue to be pending; the number of cases being brought against the Company; the costs and outcomes of completed trials and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the Vioxx Litigation. The amount of the Vioxx Legal Defense Costs Reserve as of March 31, 2011 represents the Company’s best estimate of the minimum amount of defense costs to be incurred in connection with the remaining aspects of the Vioxx Litigation; however, events such as additional trials in the Vioxx Litigation and other events that could arise in the course of the Vioxx Litigation could affect the ultimate amount of defense costs to be incurred by the Company.
     The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase the Vioxx Legal Defense Costs Reserve at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.
Other Product Liability Litigation
Fosamax
     As previously disclosed, Old Merck is a defendant in product liability lawsuits in the United States involving Fosamax (the “Fosamax Litigation”). As of March 31, 2011, approximately 1,450 cases, which include approximately 1,890 plaintiff groups, had been filed and were pending against Old Merck in either federal or state court, including one case which seeks class action certification, as well as damages and/or medical monitoring. In approximately 1,080 of these actions, plaintiffs allege, among other things, that they have suffered osteonecrosis of the jaw (“ONJ”), generally subsequent to invasive dental procedures, such as tooth extraction or dental implants and/or delayed healing, in association with the use of Fosamax. In addition, plaintiffs in approximately 365 of these actions generally allege that they sustained femur fractures and/or other bone injuries in association with the use of Fosamax.
     Cases Alleging ONJ and/or Other Jaw Related Injuries
     In August 2006, the JPML ordered that certain Fosamax product liability cases pending in federal courts nationwide should be transferred and consolidated into one multidistrict litigation (the “Fosamax MDL”) for coordinated pre-trial proceedings. The Fosamax MDL has been transferred to Judge John Keenan in the U.S. District Court for the Southern District of New York. As a result of the JPML order, approximately 900 of the cases are before Judge Keenan. Judge Keenan issued a Case Management Order (and various amendments thereto) which set forth a schedule governing the proceedings focused primarily upon resolving the class action certification motions in 2007 and completing fact discovery in an initial group of 25 cases by October 1, 2008. Briefing and argument on plaintiffs’ motions for certification of medical monitoring classes were completed in 2007 and Judge Keenan issued an order denying the motions on January 3, 2008. In January 2008, Judge Keenan issued a further order dismissing with prejudice all class claims asserted in the first four class action lawsuits filed against Old Merck that sought personal injury damages and/or medical monitoring relief on a class wide basis. Daubert motions were filed in May 2009 and Judge Keenan conducted a Daubert hearing in July 2009. In July 2009, Judge Keenan issued his ruling on the parties’ respective Daubert motions. The ruling denied the Plaintiff Steering Committee’s motion and granted in part and denied in part Old Merck’s motion. In the first Fosamax MDL trial, Boles v. Merck, the Fosamax MDL court declared a mistrial because the eight person jury could not reach a unanimous verdict. The Boles case was retried in June 2010 and resulted in a verdict in favor of the plaintiff in the amount of $8 million. Merck filed post-trial motions seeking judgment as a matter of law or, in the alternative, a new trial. On October 4, 2010, the court denied Merck’s post-trial motions but sua sponte ordered a remittitur, reducing the verdict to $1.5 million. Plaintiff rejected the remittitur ordered by the court and requested a new trial on damages. The Company has filed a motion for interlocutory appeal.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
     The next trials scheduled in the Fosamax MDL are Secrest v. Merck, which was scheduled to begin on March 14, 2011, but has been continued until September 7, 2011, and Hester v. Merck, which was scheduled to begin on May 9, 2011, but after Merck filed its motion for summary judgment, plaintiff’s counsel dismissed Hester with prejudice. On April 27, 2011, Judge Keenan selected Raber v. Merck as the case to replace Hester and set the trial for Raber to begin on November 7, 2011. In addition, Judge Keenan ordered on February 4, 2011 that there will be two further bellwether trials conducted in the Fosamax MDL. The cases to be tried and the trial dates for those cases have not yet been determined.
     Outside the Fosamax MDL, a trial in Florida was scheduled to begin on June 21, 2010 but the Florida state court postponed the trial date and a new date has been set for March 5, 2012.
     In addition, in July 2008, an application was made by the Atlantic County Superior Court of New Jersey requesting that all of the Fosamax cases pending in New Jersey be considered for mass tort designation and centralized management before one judge in New Jersey. In October 2008, the New Jersey Supreme Court ordered that all pending and future actions filed in New Jersey arising out of the use of Fosamax and seeking damages for existing dental and jaw-related injuries, including ONJ, but not solely seeking medical monitoring, be designated as a mass tort for centralized management purposes before Judge Higbee in Atlantic County Superior Court. As of March 31, 2011, approximately 180 ONJ cases were pending against Old Merck in Atlantic County, New Jersey. On July 20, 2009, Judge Higbee entered a Case Management Order (and various amendments thereto) setting forth a schedule that contemplates completing fact and expert discovery in an initial group of cases to be worked up for trial. On February 14, 2011, the jury in Rosenberg v. Merck, the first trial in the New Jersey coordinated proceeding, returned a verdict in Merck’s favor.
     Discovery is ongoing in the Fosamax MDL litigation, the New Jersey coordinated proceeding, and the remaining jurisdictions where Fosamax cases are pending. The Company intends to defend against these lawsuits.
     Cases Alleging Femur Fractures and/or Other Bone Injuries
     As of March 31, 2011, approximately 310 cases alleging femur fractures and/or other bone injuries have been filed in New Jersey state court and are pending before Judge Higbee in Atlantic County Superior Court. A Case Management Order setting forth a schedule with respect to the work-up of these cases is expected but has not yet been entered and no trial dates for any of the New Jersey state femur fracture cases has been set.
     On March 23, 2011, Merck submitted a Motion to Transfer to the JPML seeking to have all federal cases alleging femur fractures and other bone injuries consolidated into one multidistrict litigation for coordinated pre-trial proceedings. The Motion to Transfer would consolidate 36 existing federal cases and any future cases filed in or removed to federal court. Oral argument on Merck’s motion is scheduled for May 16, 2011.
     A petition was filed seeking to coordinate all femur fracture cases filed in California state court before a single judge in Orange County, California. It is expected that the petition will be granted and that Judge Ronald L. Bauer will preside over the coordinated proceedings.
     Additionally, there are two femur fracture cases pending in other state courts. One case is pending in Massachusetts and one is pending in Florida. Discovery is ongoing in the federal and state courts where femur fracture cases are pending and the Company intends to defend against these lawsuits.
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
     As of March 31, 2011, there were approximately 775 NuvaRing cases. Of these cases, 650 are pending in the NuvaRing MDL in the U.S. District Court for the Eastern District of Missouri before Judge Rodney Sippel, and 122 are pending in consolidated discovery proceedings in the Bergen County Superior Court of New Jersey before Judge Brian R. Martinotti. Three additional cases are pending in various other state courts.
     Pursuant to orders of Judge Sippel in the NuvaRing MDL, the parties selected 26 trial pool cases which are the subject of fact discovery. Pursuant to Judge Martinotti’s order, the parties selected an additional 10 trial pool cases that are the subject of fact discovery in the New Jersey consolidated proceedings. Based on a revised scheduling order entered in both jurisdictions on September 15, 2010, fact discovery in these trial pool cases will end in June 2011 and expert discovery will end in February 2012. The first trials will then be scheduled in each jurisdiction. The Company intends to defend against these lawsuits.

Notes to Consolidated Financial Statements (unaudited) (continued)
Commercial Litigation
AWP Litigation and Investigations
     As previously disclosed, the Company and/or certain of its subsidiaries remain defendants in cases brought by various states and certain New York counties alleging manipulation by pharmaceutical manufacturers of Average Wholesale Prices (“AWP”), which are sometimes used by public and private payors in calculating provider reimbursement levels. The outcome of these lawsuits could include substantial damages, the imposition of substantial fines and penalties and injunctive or administrative remedies. In January 2010, the U.S. District Court for the District of Massachusetts held that a unit of the Company and eight other drug makers overcharged New York City and 42 New York counties for certain generic drugs. The court has reserved the issue of damages and any penalties for future proceedings. In a separate matter, in September 2010, a jury in the U.S. District Court for the District of Massachusetts found the Company liable on the ground that units of Schering-Plough caused Massachusetts to overpay pharmacists for prescriptions of albuterol. The District Court recently held that Massachusetts should be awarded approximately $13.8 million in treble damages and penalties, together with prejudgment interest and attorney’s fees. The Company intends to pursue a reversal of the verdict on appeal.
     In the period from September 2010 through March 2011, the Company settled certain AWP cases brought by the states of Utah, South Carolina, Alaska, Idaho, Kentucky, Pennsylvania, Mississippi, and Wisconsin. During the same period, the Company and several other manufacturers were named defendants in AWP cases brought by the states of Oklahoma and Louisiana. Accordingly, the Company and/or certain of its subsidiaries continue to be defendants in cases brought by 13 states and the New York counties.
Centocor Distribution Agreement
     On May 27, 2009, Centocor, a wholly owned subsidiary of Johnson & Johnson, delivered to Schering-Plough a notice initiating an arbitration proceeding to resolve whether, as a result of the Merger, Centocor is permitted to terminate the Company’s rights to distribute and commercialize Remicade and Simponi. On April 15, 2011, the Company announced that it had settled the arbitration. Under the terms of the amended distribution agreement, Merck’s subsidiary, Schering-Plough (Ireland) will relinquish exclusive marketing rights for Remicade and Simponi to Johnson & Johnson’s Janssen pharmaceutical companies in territories including Canada, Central and South America, the Middle East, Africa and Asia Pacific (“relinquished territories”), effective July 1, 2011. Merck will retain exclusive marketing rights throughout Europe, Russia and Turkey (“retained territories”). The retained territories represent approximately 70% of Merck’s 2010 revenue of approximately $2.8 billion from Remicade and Simponi, while the relinquished territories represent approximately 30%. In addition, all profit derived from Merck’s exclusive distribution of the two products in the retained territories will be equally divided between Merck and Johnson & Johnson, beginning July 1, 2011. Under the prior terms of the distribution agreement, the contribution income (profit) split, which is currently at 58% to Merck and 42% to Centocor Ortho Biotech Inc., would have declined for Merck and increased for Johnson & Johnson each year until 2014, when it would have been equally divided. Johnson & Johnson also received a one-time payment from Merck of $500 million in April 2011.
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
     Cancidas — In November 2009, a patent infringement lawsuit was filed in the United States against Teva Parenteral Medicines, Inc. (“TPM”) in respect of TPM’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Cancidas. That lawsuit has been dismissed with no rights granted to TPM. Also, in March 2010, a patent infringement lawsuit was filed in the United States against Sandoz Inc. (“Sandoz”) in respect of Sandoz’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Cancidas. The lawsuit automatically stays FDA approval of Sandoz’s application until August 24, 2012 or until an adverse court decision, if any, whichever may occur earlier.
     Integrilin — In February 2009, a patent infringement lawsuit was filed (jointly with Millennium Pharmaceuticals, Inc. (“Millennium”)) in the United States against TPM in respect of TPM’s application to the FDA seeking approval to sell a generic version of Integrilin prior to the expiry of the last to expire listed patent. As TPM did not challenge certain patents that will not expire until November 2014, FDA approval of the TPM application cannot occur any earlier than November 2014, however, it could be later in the event of a favorable decision in the lawsuit for the Company and Millennium.

Notes to Consolidated Financial Statements (unaudited) (continued)
     Nasonex — In December 2009, a patent infringement suit was filed in the United States against Apotex Corp. (“Apotex”) in respect of Apotex’s application to the FDA seeking pre-patent expiry approval to market a generic version of Nasonex. The lawsuit automatically stays FDA approval of Apotex’s ANDA until May 2012 or until an adverse court decision, if any, whichever may occur earlier.
     Nexium — In November 2005, a patent infringement lawsuit was filed (jointly with AstraZeneca) in the United States against Ranbaxy Laboratories Ltd. (“Ranbaxy”) in respect of Ranbaxy’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Nexium. As previously disclosed, AstraZeneca, Merck and Ranbaxy entered into a settlement agreement which provided that Ranbaxy would be entitled to bring its generic esomeprazole product to market in the United States on May 27, 2014. The Company and AstraZeneca each received a Civil Investigative Demand (“CID”) from the Federal Trade Commission (“FTC”) in July 2008 regarding the settlement agreement with Ranbaxy. The Company is cooperating with the FTC in responding to this CID. In March 2006, a patent infringement lawsuit was filed (jointly with AstraZeneca) against IVAX Pharmaceuticals, Inc. (“IVAX”) (later acquired by Teva Pharmaceuticals, Inc. (“Teva”)), in respect of IVAX’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Nexium. In January 2010, AstraZeneca, Merck and Teva/IVAX entered into a settlement agreement which provides that Teva/IVAX would be entitled to bring its generic esomeprazole product to market in the United States on May 27, 2014. Patent infringement lawsuits have also been filed in the United States against Dr. Reddy’s Laboratories (“Dr. Reddy’s”), Sandoz and Lupin Ltd. (“Lupin”) in respect to their respective applications to the FDA seeking pre-patent expiry approval to sell generic versions of Nexium. In January 2011, AstraZeneca, Merck and Dr. Reddy’s entered into a settlement agreement which provides that Dr. Reddy’s would be entitled to bring its generic esomeprazole product to market in the United States on May 27, 2014. The lawsuits against Sandoz and Lupin are ongoing with no trial dates presently scheduled. In February 2011, a patent infringement lawsuit was filed (jointly with AstraZeneca) in the United States against Hamni USA, Inc. (“Hamni”) in respect of Hamni’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Nexium. A patent infringement lawsuit was also filed (jointly with AstraZeneca) in February 2010 in the United States against Sun Pharma Global Fze in respect of its application to the FDA seeking pre-patent expiry approval to sell a generic version of Nexium IV.
     Propecia — In December 2010, a patent infringement lawsuit was filed in the United States against Hetero Drugs Limited (“Hetero”) in respect of Hetero’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Propecia. In March 2011, the Company settled this lawsuit with Hetero by agreeing to allow Hetero to sell a generic 1 mg finasteride product beginning on July 1, 2013.
     Temodar — In July 2007, a patent infringement action was filed (jointly with Cancer Research Technologies, Limited (“CRT”)) in the United States against Barr Laboratories (“Barr”) (later acquired by Teva) in respect of Barr’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Temodar. In January 2010, the court issued a decision finding the CRT patent unenforceable on grounds of prosecution laches and inequitable conduct. In November 2010, the appeals court issued a decision reversing the trial court’s finding. In December 2010, Barr filed a petition seeking a rehearing en banc of the appeal, which petition was denied. By virtue of an agreement that Barr not launch a product during the appeal process, the Company has agreed that Barr can launch a product in August 2013.
     In September 2010, a patent infringement lawsuit was filed (jointly with CRT) in the United States against Sun Pharmaceutical Industries Inc. (“Sun”) in respect of Sun’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Temodar. The lawsuit automatically stays FDA approval of Sun’s ANDA until February 2013 or until an adverse court decision, if any, whichever may occur earlier. In November 2010, a patent infringement lawsuit was filed (jointly with CRT) in the United States against Accord HealthCare Inc. (“Accord”) in respect of its application to the FDA seeking pre-patent expiry approval to sell a generic version of Temodar. The Company, CRT and Accord have entered an agreement to stay the lawsuit pending the outcome of the appeal en banc process in the Barr lawsuit.
     Vytorin — In December 2009, a patent infringement lawsuit was filed in the United States against Mylan Pharmaceuticals, Inc. (“Mylan”) in respect of Mylan’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Vytorin. The lawsuit automatically stays FDA approval of Mylan’s application until May 2012 or until an adverse court decision, if any, whichever may occur earlier. In February 2010, a patent infringement lawsuit was filed in the United States against Teva in respect of Teva’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Vytorin. The lawsuit automatically stays FDA approval of Teva’s application until August 2013 or until an adverse court decision, if any, whichever may occur earlier. In August 2010, a patent infringement lawsuit was filed in the United States against Impax Laboratories Inc. (“Impax”) in respect of Impax’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Vytorin. An agreement was reached with Impax to stay the lawsuit pending the outcome of the lawsuit with Mylan.

Notes to Consolidated Financial Statements (unaudited) (continued)
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
     In September 2008, a lawsuit was filed in the Federal Court of Canada against Teva seeking an order of prohibition of Teva’s application seeking pre-patent expiry approval to sell a generic version of Ezetrol (marketed in the United States as Zetia) in Canada. Teva responded asserting that the patent was invalid. In September 2010, the Federal Court of Canada issued a decision upholding the validity of the Company’s Canadian Ezetrol patent. This decision was not appealed. In August 2010, a lawsuit was filed in the Federal Court of Canada against Mylan seeking an order of prohibition of Mylan’s application seeking pre-patent expiry approval to sell a generic version of Ezetrol in Canada. In December 2010, Mylan withdrew its application for product approval prior to patent expiration in September 2014 and the subject lawsuit was withdrawn.
Environmental Matters
     As previously disclosed, approximately 2,200 plaintiffs have filed an amended complaint against Old Merck and 12 other defendants in U.S. District Court, Eastern District of California asserting claims under the Clean Water Act, the Resource Conservation and Recovery Act, as well as negligence and nuisance. The suit seeks damages for personal injury, diminution of property value, medical monitoring and other alleged real and personal property damage associated with groundwater and soil contamination found at the site of a former Old Merck subsidiary in Merced, California. Certain of the other defendants in this suit have settled with plaintiffs regarding some or all aspects of plaintiffs’ claims. This lawsuit is proceeding in a phased manner. A jury trial commenced in February 2011 during which a jury was asked to make certain factual findings regarding whether contamination moved off-site to any areas where plaintiffs could have been exposed to such contamination and, if so, when, where and in what amounts. Defendants in this “Phase 1” trial include Old Merck and three of the other original 12 defendants. On March 31, 2011, the Phase 1 jury returned a mixed verdict, finding in favor of Old Merck and the other defendants as to some, but not all, of plaintiffs’ claims. Specifically, the jury found that contamination from the site did not enter or affect plaintiffs’ municipal water supply wells or any private domestic wells. The jury found, however, that plaintiffs could have been exposed to contamination via air emissions prior to 1994, as well as via surface water in the form of storm drainage channeled into an adjacent irrigation canal, including during a flood in April 2006. Old Merck will file motions requesting that the court set aside those portions of the jury’s verdict that are adverse to Old Merck on the basis that those portions of the verdict are unsupported by the evidence and contrary to established legal principles. If necessary, Old Merck will seek to appeal, prior to commencement of any later phases of the litigation, those portions of the jury’s verdict adverse to Old Merck that are not set aside by the trial court. In the event the Phase 1 jury’s findings in favor of plaintiffs are not set aside by the trial court or on appeal, it is anticipated that later phases of the litigation would be required to address issues related to liability, causation and damages related to specific plaintiffs.
Other Litigation
     There are various other legal proceedings, principally product liability and intellectual property suits involving the Company, that are pending. While it is not feasible to predict the outcome of such proceedings or the proceedings discussed in this Note, in the opinion of the Company, all such proceedings should not ultimately result in any liability that would have a material adverse effect on the financial position, liquidity or results of operations of the Company, other than proceedings for which a separate assessment is provided in this Note.

Notes to Consolidated Financial Statements (unaudited) (continued)
10. Equity

					Accumulated
			Other		Other			Non-
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Controlling
($ in millions)	Shares	Par Value	Capital	Earnings	Loss	Shares	Cost	Interests	Total

Balance January 1, 2010	3,563	$1,781	$39,683	$41,405	$(2,767)	454	$(21,044)	$2,427	$61,485
Net income attributable to Merck & Co., Inc.	—	—	—	299	—	—	—	—	299
Cash dividends declared on common stock	—	—	—	(1,193)	—	—	—	—	(1,193)
Share-based compensation plans and other	9	5	514	—	—	—	—	—	519
Other comprehensive loss	—	—	—	—	(805)	—	—	—	(805)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	31	31
Distributions attributable to noncontrolling interests	—	—	—	—	—	—	—	(1)	(1)

Balance March 31, 2010	3,572	$1,786	$40,197	$40,511	$(3,572)	454	$(21,044)	$2,457	$60,335

Balance January 1, 2011	3,577	$1,788	$40,701	$37,536	$(3,216)	495	$(22,433)	$2,429	$56,805

Net income attributable to Merck & Co., Inc.	—	—	—	1,043	—	—	—	—	1,043
Cash dividends declared on common stock	—	—	—	(1,179)	—	—	—	—	(1,179)
Share-based compensation plans and other	—	—	(11)	—	—	(3)	109	—	98
Other comprehensive income	—	—	—	—	46	—	—	—	46
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	28	28
Distributions attributable to noncontrolling interests	—	—	—	—	—	—	—	(2)	(2)

Balance March 31, 2011	3,577	$1,788	$40,690	$37,400	$(3,170)	492	$(22,324)	$2,455	$56,839

     In connection with the 1998 restructuring of Astra Merck Inc., the Company assumed $2.4 billion par value preferred stock with a dividend rate of 5% per annum, which is carried by KBI and included in Noncontrolling interests on the Consolidated Balance Sheet. If AstraZeneca exercises the Shares Option (see Note 8) this preferred stock obligation will be settled.
     The accumulated balances related to each component of other comprehensive income (loss), net of taxes, were as follows:

					Accumulated
			Employee	Cumulative	Other
			Benefit	Translation	Comprehensive
($ in millions)	Derivatives	Investments	Plans	Adjustment	Income (Loss)

Balance January 1, 2010	$(42)	$33	$(2,469)	$(289)	$(2,767)
Other comprehensive income (loss)	68	(6)	59	(926)	(805)

Balance at March 31, 2010	$26	$27	$(2,410)	$(1,215)	$(3,572)

Balance January 1, 2011	$41	$31	$(2,043)	$(1,245)	$(3,216)
Other comprehensive income (loss)	(107)	(1)	18	136	46

Balance at March 31, 2011	$(66)	$30	$(2,025)	$(1,109)	$(3,170)

     Comprehensive income (loss) was $1.1 billion and $(506) million for the three months ended March 31, 2011 and 2010, respectively.
     Included in the cumulative translation adjustment are pretax (losses) gains of $(149) million and $234 million for the first quarter of 2011 and 2010, respectively, from euro-denominated notes which have been designated as, and are effective as, economic hedges of the net investment in a foreign operation.

Notes to Consolidated Financial Statements (unaudited) (continued)
11. Share-Based Compensation Plans
     The Company has share-based compensation plans under which employees and non-employee directors may be granted restricted stock units (“RSUs”). In addition, the Company grants options to purchase shares of Company common stock at the fair market value at the time of grant and performance share units (“PSUs”) to certain management-level employees. The Company recognizes the fair value of share-based compensation in net income on a straight-line basis over the requisite service period.
     The following table provides amounts of share-based compensation cost recorded in the Consolidated Statement of Income:

	Three Months Ended
	March 31,
($ in millions)	2011	2010

Pretax share-based compensation expense	$93	$132
Income tax benefit	(32)	(45)

Total share-based compensation expense, net of taxes	$61	$87

     During the first three months of 2011 and 2010, the Company granted 221 thousand RSUs with a weighted-average grant price of $33.27 per RSU and 1.0 million RSUs with a weighted-average grant price of $37.49 per RSU, respectively.
     During the first three months of 2011 and 2010, the Company granted 25 thousand options with a weighted-average grant price of $33.27 per option and 1.3 million options with a weighted-average grant price of $37.49 per option, respectively. The weighted average fair value of options granted for the first three months of 2011 and 2010 was $5.96 and $6.68 per option, respectively, and was determined using the following assumptions:

	Three Months Ended
	March 31,
	2011	2010

Expected dividend yield	4.2%	4.1%
Risk-free interest rate	3.1%	2.7%
Expected volatility	26.0%	26.8%
Expected life (years)	7.0	6.0

     At March 31, 2011, there was $649 million of total pretax unrecognized compensation expense related to nonvested stock options, RSU and PSU awards which will be recognized over a weighted average period of 2.3 years. For segment reporting, share-based compensation costs are unallocated expenses.
12. Pension and Other Postretirement Benefit Plans
     The Company has defined benefit pension plans covering eligible employees in the United States and in certain of its international subsidiaries. The net cost of such plans consisted of the following components:

	Three Months Ended
	March 31,
($ in millions)	2011	2010

Service cost	$152	$154
Interest cost	179	177
Expected return on plan assets	(243)	(217)
Net amortization	45	45
Termination benefits	10	19
Curtailments	(4)	(36)
Settlements	(1)	(1)

	$138	$141

Notes to Consolidated Financial Statements (unaudited) (continued)
     The Company provides medical, dental and life insurance benefits, principally to its eligible U.S. retirees and similar benefits to their dependents, through its other postretirement benefit plans. The net cost of such plans consisted of the following components:

	Three Months Ended
	March 31,
($ in millions)	2011	2010

Service cost	$28	$26
Interest cost	36	38
Expected return on plan assets	(35)	(32)
Net amortization	(3)	2
Termination benefits	2	20
Curtailments	1	—

	$29	$54

     In connection with restructuring actions (see Note 2), termination charges for the three months ended March 31, 2011 and 2010 were recorded on pension and other postretirement benefit plans related to expanded eligibility for certain employees exiting Merck. Also, in connection with these restructuring actions, curtailments were recorded on pension and other postretirement benefit plans and settlements were recorded on pension plans as reflected in the tables above.
13. Other (Income) Expense, Net
     Other (income) expense, net, consisted of:

	Three Months Ended
	March 31,
($ in millions)	2011	2010

Interest income	$(41)	$(12)
Interest expense	186	181
Exchange losses	42	80
Other, net	435	(82)

	$622	$167

     Other, net (as presented in the table above) for the first quarter of 2011 reflects a $500 million charge related to the resolution of the arbitration proceeding involving the Company’s rights to market Remicade and Simponi (see Note 9 to the interim consolidated financial statements), as well as a $134 million gain on the sale of certain manufacturing facilities and related assets. Other, net for the first quarter of 2010 reflects $102 million of income recognized on the settlement of certain disputed royalties. Exchange losses for the first quarter of 2011 declined as compared with the first quarter of 2010 primarily driven by a Venezuelan currency devaluation in the first quarter of 2010 resulting in the recognition of $80 million of exchange losses. Effective January 11, 2010, the Venezuelan government devalued its currency from at BsF 2.15 per U.S. dollar to a two-tiered official exchange rate at (1) “the essentials rate” at BsF 2.60 per U.S. dollar and (2) “the non-essentials rate” at BsF 4.30 per U.S. dollar. In January 2010, the Company was required to remeasure its local currency operations in Venezuela to U.S. dollars as the Venezuelan economy was determined to be hyperinflationary. Throughout 2010, the Company settled its transactions at the essentials rate and therefore remeasured monetary assets and liabilities using the essentials rate. In December 2010, the Venezuelan government announced it would eliminate the essentials rate and effective January 1, 2011, all transactions would be settled at the official rate of at BsF 4.30 per U.S. dollar. As a result of this announcement, the Company remeasured its December 31, 2010 monetary assets and liabilities at the new official rate. Interest paid for the three months ended March 31, 2011 and 2010 was $144 million and $129 million, respectively, which excludes commitment fees.

Notes to Consolidated Financial Statements (unaudited) (continued)
14. Taxes on Income
     The effective tax rate of 38.1% for the first quarter of 2011 reflects the impacts of purchase accounting adjustments, restructuring costs and the $500 million charge related to the resolution of the arbitration proceeding with Johnson & Johnson, which collectively had a 24% unfavorable impact as compared with the statutory rate. The effective tax rate was also affected by the beneficial impact of foreign earnings. The effective tax rate of 46.4% for the first quarter of 2010 reflects the impact of a $147 million charge associated with a change in tax law that requires taxation of the prescription drug subsidy of the Company’s retiree health benefit plans which was enacted in the first quarter of 2010 as part of U.S. health care reform legislation, as well as the impacts of purchase accounting adjustments and restructuring charges.
     The Company and Old Merck are both under examination by numerous tax authorities in various jurisdictions globally.
     In 2010, the Internal Revenue Service (“IRS”) finalized its examination of Schering-Plough’s 2003-2006 tax years. In this audit cycle, the Company reached an agreement with the IRS on an adjustment to income related to intercompany pricing matters. This income adjustment mostly reduced net operating losses (“NOLs”) and other tax credit carryforwards. Additionally, the Company is seeking resolution of one issue raised during this examination through the IRS administrative appeals process. The Company’s reserves for uncertain tax positions were adequate to cover all adjustments related to this examination period. The IRS began its examination of the 2007-2009 tax years for the Company in 2010.
     As previously disclosed, the Company believes that it is reasonably possible that the total amount of unrecognized tax benefits as of December 31, 2010 could decrease by up to $2.0 billion in 2011 for both the Company and Old Merck as a result of various audit closures, including the IRS audit discussed below, settlements or the expiration of the statute of limitations. The ultimate finalization of the Company’s examinations with relevant taxing authorities can include formal administrative and legal proceedings, which could have a significant impact on the timing of the reversal of unrecognized tax benefits. The Company believes that its reserves for uncertain tax positions are adequate to cover any risks or exposures.
     In April 2011, the IRS concluded its examination of Old Merck’s 2002-2005 federal income tax returns and as a result the Company was required to make net payments of approximately $465 million. The Company’s unrecognized tax benefits for the years under examination exceed the adjustments related to this examination period and therefore the Company anticipates that a potentially significant non-cash favorable financial statement impact from this resolution will be recorded in the second quarter. The Company disagrees with the IRS treatment of one issue raised during this examination and is appealing the matter through the IRS administrative process.
     As previously disclosed, the Canada Revenue Agency (“CRA”) has proposed adjustments for 1999 and 2000 relating to intercompany pricing matters. The adjustments would increase Canadian tax due by approximately $325 million (U.S. dollars) plus approximately $360 million (U.S. dollars) of interest through March 31, 2011. The Company disagrees with the positions taken by the CRA and believes they are without merit. The Company continues to contest the assessments through the CRA appeals process. The CRA is expected to prepare similar adjustments for later years. Management believes that resolution of these matters will not have a material effect on the Company’s financial position or liquidity.
     In October 2001, IRS auditors asserted that two interest rate swaps that Schering-Plough entered into with an unrelated party should be re-characterized as loans from affiliated companies, resulting in additional tax liability for the 1991 and 1992 tax years. In September 2004, Schering-Plough made payments to the IRS in the amount of $194 million for income taxes and $279 million for interest. The Company’s tax reserves were adequate to cover these payments. Schering-Plough filed refund claims for the taxes and interest with the IRS in December 2004. Following the IRS’s denial of Schering-Plough’s claims for a refund, Schering-Plough filed suit in May 2005 in the U.S. District Court for the District of New Jersey for refund of the full amount of taxes and interest. A decision in favor of the government was announced in August 2009. The Company’s appeal of the decision was heard by the U.S. Court of Appeals for the Third Circuit on March 24, 2011. The Company is awaiting a decision on the appeal.

Notes to Consolidated Financial Statements (unaudited) (continued)
15. Earnings Per Share
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
     The calculations of earnings per share under the two-class method are as follows:

	Three Months Ended
	March 31,
	2011	2010

Basic Earnings per Common Share
Net income attributable to Merck & Co., Inc. common shareholders	$1,043	$299
Less: Income allocated to participating securities	3	1

Net income allocated to common shareholders	$1,040	$298

Average common shares outstanding	3,084	3,114

	$0.34	$0.10

Earnings per Common Share Assuming Dilution
Net income attributable to Merck & Co., Inc. common shareholders	$1,043	$299
Less: Income allocated to participating securities	3	1

Net income allocated to common shareholders	$1,040	$298

Average common shares outstanding	3,084	3,114
Common shares issuable (1)	20	27

Average common shares outstanding assuming dilution	3,104	3,141

	$0.34	$0.09

(1)	Issuable primarily under share-based compensation plans.
     For the three months ended March 31, 2011 and 2010, 185 million and 182 million, respectively, of common shares issuable under share-based compensation plans were excluded from the computation of earnings per common share assuming dilution because the effect would have been antidilutive.

Notes to Consolidated Financial Statements (unaudited) (continued)
16. Segment Reporting
     The Company’s operations are principally managed on a products basis and are comprised of four operating segments — Pharmaceutical, Animal Health, Consumer Care and Alliances (which includes revenue and equity income from the Company’s relationship with AZLP). The Animal Health, Consumer Care and Alliances segments are not material for separate reporting and are included in all other in the table below. The Pharmaceutical segment includes human health pharmaceutical and vaccine products marketed either directly by the Company or through joint ventures. Human health pharmaceutical products consist of therapeutic and preventive agents, generally sold by prescription, for the treatment of human disorders. The Company sells these human health pharmaceutical products primarily to drug wholesalers and retailers, hospitals, government agencies and managed health care providers such as health maintenance organizations, pharmacy benefit managers and other institutions. Vaccine products consist of preventive pediatric, adolescent and adult vaccines, primarily administered at physician offices. The Company sells these human health vaccines primarily to physicians, wholesalers, physician distributors and government entities. A large component of pediatric and adolescent vaccines is sold to the U.S. Centers for Disease Control and Prevention Vaccines for Children program, which is funded by the U.S. government. Additionally, the Company sells vaccines to the Federal government for placement into vaccine stockpiles. The Company also has animal health operations that discover, develop, manufacture and market animal health products, including vaccines, which the Company sells to veterinarians, distributors and animal producers. Additionally, the Company has consumer care operations that develop, manufacture and market over-the-counter, foot care and sun care products, which are sold through wholesale and retail drug, food chain and mass merchandiser outlets. Segment composition reflects certain managerial changes that have been implemented. Consumer Care product sales outside the United States and Canada, previously included in the Pharmaceutical segment, are now included in the Consumer Care segment. Segment disclosures for prior periods have been recast on a comparable basis with 2011.
     Revenues and profits for these segments are as follows:

	Three Months Ended
	March 31,
($ in millions)	2011	2010

Segment revenues:
Pharmaceutical segment	$9,820	$9,665
All other segment revenues	1,609	1,570

	$11,429	$11,235

Segment profits:
Pharmaceutical segment	$6,216	$5,740
All other segment profits	716	720

	$6,932	$6,460

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

Notes to Consolidated Financial Statements (unaudited) (continued)
     Sales of the Company’s products were as follows:

	Three Months Ended
	March 31,
($ in millions)	2011	2010

Pharmaceutical:
Cardiovascular
Zetia	$582	$534
Vytorin	480	477
Integrilin	64	70

Diabetes and Obesity
Januvia	739	511
Janumet	305	201

Diversified Brands
Cozaar/Hyzaar	426	782
Zocor	127	116
Claritin Rx	120	98
Propecia	106	100
Proscar	60	58
Remeron	60	51
Vasotec/Vaseretic	57	59

Infectious Disease
Isentress	292	232
PegIntron	166	186
Cancidas	158	153
Primaxin	136	159
Avelox	106	106
Invanz	87	75
Noxafil	55	49
Rebetol	53	56
Crixivan/Stocrin	45	52

Neurosciences and Ophthalmology
Maxalt	173	135
Cosopt/Trusopt	114	115

Oncology
Temodar	248	274
Emend	87	84
Intron A	49	54

Respiratory and Immunology
Singulair	1,328	1,165
Remicade	753	674
Nasonex	373	320
Clarinex	155	164
Arcoxia	114	95
Asmanex	60	51
Simponi	54	10
Proventil	42	57
Dulera	13	—

Vaccines (1)
ProQuad/M-M-R II/Varivax	244	319
Gardasil	214	233
RotaTeq	125	93
Pneumovax	79	51
Zostavax	24	95

Women’s Health and Endocrine
Fosamax	208	230
NuvaRing	142	135
Follistim AQ	133	134
Implanon	60	51
Cerazette	59	55

Other pharmaceutical (2)	745	946

Total Pharmaceutical segment sales	9,820	9,665

Other segment sales (3)	1,609	1,570

Total segment sales	11,429	11,235

Other (4)	151	187

	$11,580	$11,422

(1)
These amounts do not reflect sales of vaccines sold in most major European markets through the Company’s joint venture, Sanofi Pasteur MSD, the results of which are reflected in Equity income from affiliates. These amounts do, however, reflect supply sales to Sanofi Pasteur MSD.

(2)	Other pharmaceutical primarily includes sales of other human pharmaceutical products, including products within the franchises not listed separately.

(3)
Reflects other non-reportable segments, including Animal Health and Consumer Care, and revenue from the Company’s relationship with AZLP primarily relating to sales of Nexium, as well as Prilosec. Revenue from AZLP was $322 million and $364 million for the first quarter of 2011 and 2010, respectively.

(4)
Other revenues are primarily comprised of miscellaneous corporate revenues, third-party manufacturing sales, sales related to divested products or businesses and other supply sales not included in segment results.

Notes to Consolidated Financial Statements (unaudited) (continued)
     A reconciliation of segment profits to Income before taxes is as follows:

	Three Months Ended
	March 31,
($ in millions)	2011	2010

Segment profits	$6,932	$6,460
Other profits (losses)	(23)	12
Adjustments	219	124
Unallocated:
Interest income	41	12
Interest expense	(186)	(181)
Equity income from affiliates	54	47
Depreciation and amortization	(572)	(500)
Research and development	(2,158)	(2,051)
Amortization of purchase accounting adjustments	(1,580)	(2,374)
Restructuring costs	14	(288)
Arbitration settlement charge	(500)	—
Other expenses, net	(512)	(645)

	$1,729	$616

     Other profits (losses) are primarily comprised of miscellaneous corporate profits (losses), as well as operating profits (losses) related to third-party manufacturing sales, divested products or businesses and other supply sales. Adjustments represent the elimination of the effect of double counting certain items of income and expense. Equity income from affiliates includes taxes paid at the joint venture level and a portion of equity income that is not reported in segment profits. Other expenses, net include expenses from corporate and manufacturing cost centers and other miscellaneous income (expense), net.

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
Arbitration Settlement
     In April 2011, Merck and Johnson & Johnson reached agreement to amend the distribution rights to Remicade and Simponi. This agreement concluded the arbitration proceeding Johnson & Johnson initiated in May 2009, requesting a ruling related to the distribution agreement following the announcement of the proposed merger between Merck and Schering-Plough. Under the terms of the amended distribution agreement, Merck will relinquish exclusive marketing rights for Remicade and Simponi to Johnson & Johnson in territories including Canada, Central and South America, the Middle East, Africa and Asia Pacific effective July 1, 2011. Merck will retain exclusive marketing rights throughout Europe, Russia and Turkey (“retained territories”). The retained territories represent approximately 70% of Merck’s 2010 revenue of approximately $2.8 billion from Remicade and Simponi. In addition, all profit derived from Merck’s exclusive distribution of the two products in the retained territories will be equally divided between Merck and Johnson & Johnson, beginning July 1, 2011. Under the prior terms of the distribution agreement, the contribution income (profit) split, which is currently at 58% to Merck and 42% percent to Johnson & Johnson, would have declined for Merck and increased for Johnson & Johnson each year until 2014, when it would have been equally divided. Johnson & Johnson also received a one-time payment from Merck of $500 million in April 2011.
U.S. Health Care Reform Legislation
     In 2010, the United States enacted major health care reform legislation. Various insurance market reforms began last year and will continue through full implementation in 2014. The new law is expected to expand access to health care to more than 32 million Americans by the end of the decade that did not previously have regular access to health care.
     With respect to the effect of the law on the pharmaceutical industry, beginning in 2010, the law increased the mandated Medicaid rebate from 15.1% to 23.1%, expanded the rebate to Medicaid managed care utilization, and increased the types of entities eligible for the federal 340B drug discount program. The implementation of these provisions reduced revenues by approximately $40 million and $33 million in the first quarter of 2011 and 2010, respectively.
     Effective in 2011, the law also requires pharmaceutical manufacturers to pay a 50% discount on Medicare Part D utilization by beneficiaries when they are in the Medicare Part D coverage gap (i.e., the so-called “donut hole”). Approximately $34 million was recorded as a reduction to revenue in the first quarter of 2011 related to the estimated impact of this provision of health care reform.
     Also, beginning in 2011, pharmaceutical manufacturers will be required to pay an annual health care reform fee. The total annual industry fee, which will be $2.5 billion in 2011, will be assessed on each company in proportion to its share of sales to certain government programs, such as Medicare and Medicaid. The Company’s portion of the annual fee is payable no later than September 30 of the applicable calendar year and is not tax deductible. The liability related to the annual fee for 2011 was estimated by the Company to be $167 million and was recorded in full during the first quarter of 2011 with a corresponding offset to a deferred asset. The deferred asset is being amortized to Marketing and administrative expense during 2011 on a straight-line basis, therefore $42 million of expense was recognized in the first quarter.

Acquisition
     In April 2011, Merck entered into a definitive agreement under which Merck will acquire Inspire Pharmaceuticals, Inc. (“Inspire”), a specialty pharmaceutical company focused on developing and commercializing ophthalmic products. Under the terms of the agreement, Merck commenced a tender offer for all outstanding common stock of Inspire at a price of $5.00 per share in cash. The transaction has a total cash value of approximately $430 million. The transaction has been unanimously approved by the boards of directors of both companies and Inspire’s board recommended that the company’s shareholders tender their shares pursuant to the tender offer. In addition, Warburg Pincus Private Equity IX, L.P., which owns approximately 28% of the outstanding shares of Inspire, has agreed to tender all of its shares into the offer. The closing of the tender offer will be subject to certain conditions, including the tender of a number of Inspire shares that, together with shares owned by Merck, represent at least a majority of the total number of Inspire’s outstanding shares (assuming the exercise of all options and vesting of restricted stock units), and customary closing conditions. Upon the completion of the tender offer, Merck will acquire all remaining shares of Inspire through a second-step merger. The Company anticipates the transaction will close in the second quarter of 2011.
Operating Results
     Segment composition reflects certain managerial changes that have been implemented. Consumer Care product sales outside the United States and Canada, previously included in the Pharmaceutical segment, are now included in the Consumer Care segment. Segment disclosures for prior periods have been recast on a comparable basis with 2011.
Sales
     Worldwide sales were $11.6 billion for the first quarter of 2011, an increase of 1% compared with the first quarter of 2010. The revenue increase largely reflects higher sales of Januvia and Janumet, Singulair, Remicade, Isentress, Nasonex, Zetia, and Simponi, as well as growth in sales of the Company’s animal health and consumer care products. These increases were partially offset by lower sales of Cozaar* and Hyzaar* which lost patent protection in the United States in April 2010 and in a number of major European markets in March 2010. Revenue was also negatively affected by lower sales of Varivax, Zostavax, and the products Caelyx and Subutex/Suboxone for which the Company no longer has marketing rights. In addition, revenue for the first quarter of 2011 reflects lower revenue from the Company’s relationship with AstraZeneca LP (“AZLP”).

*	Cozaar and Hyzaar are registered trademarks of E.I. duPont de Nemours & Company, Wilmington, Delaware.

     Sales of the Company’s products were as follows:

	Three Months Ended
	March 31,
($ in millions)	2011	2010

Pharmaceutical:
Cardiovascular
Zetia	$582	$534
Vytorin	480	477
Integrilin	64	70
Diabetes and Obesity
Januvia	739	511
Janumet	305	201
Diversified Brands
Cozaar/Hyzaar	426	782
Zocor	127	116
Claritin Rx	120	98
Propecia	106	100
Proscar	60	58
Remeron	60	51
Vasotec/Vaseretic	57	59
Infectious Disease
Isentress	292	232
PegIntron	166	186
Cancidas	158	153
Primaxin	136	159
Avelox	106	106
Invanz	87	75
Noxafil	55	49
Rebetol	53	56
Crixivan/Stocrin	45	52
Neurosciences and Ophthalmology
Maxalt	173	135
Cosopt/Trusopt	114	115
Oncology
Temodar	248	274
Emend	87	84
Intron A	49	54
Respiratory and Immunology
Singulair	1,328	1,165
Remicade	753	674
Nasonex	373	320
Clarinex	155	164
Arcoxia	114	95
Asmanex	60	51
Simponi	54	10
Proventil	42	57
Dulera	13	—
Vaccines (1)
ProQuad/M-M-R II/Varivax	244	319
Gardasil	214	233
RotaTeq	125	93
Pneumovax	79	51
Zostavax	24	95
Women’s Health and Endocrine
Fosamax	208	230
NuvaRing	142	135
Follistim AQ	133	134
Implanon	60	51
Cerazette	59	55

Other pharmaceutical (2)	745	946

Total Pharmaceutical segment sales	9,820	9,665

Other segment sales (3)	1,609	1,570

Total segment sales	11,429	11,235

Other (4)	151	187

	$11,580	$11,422

(1)
These amounts do not reflect sales of vaccines sold in most major European markets through the Company’s joint venture, Sanofi Pasteur MSD, the results of which are reflected in Equity income from affiliates. These amounts do, however, reflect supply sales to Sanofi Pasteur MSD.

(2)	Other pharmaceutical primarily includes sales of other human pharmaceutical products, including products within the franchises not listed separately.

(3)
Reflects other non-reportable segments, including Animal Health and Consumer Care, and revenue from the Company’s relationship with AZLP primarily relating to sales of Nexium, as well as Prilosec. Revenue from AZLP was $322 million and $364 million for the first quarter of 2011 and 2010, respectively.

(4)
Other revenues are primarily comprised of miscellaneous corporate revenues, third-party manufacturing sales, sales related to divested products or businesses and other supply sales not included in segment results.

     The provision for discounts includes indirect customer discounts that occur when a contracted customer purchases directly through an intermediary wholesale purchaser, known as chargebacks, as well as indirectly in the form of rebates owed based upon definitive contractual agreements or legal requirements with private sector and public sector (Medicaid and Medicare Part D) benefit providers, after the final dispensing of the product by a pharmacy to a benefit plan participant. These discounts, in the aggregate, reduced revenues by $1.2 billion for both the three months ended March 31, 2011 and the three months ended March 31, 2010. Inventory levels at key U.S. wholesalers for each of the Company’s major pharmaceutical products are generally less than one month.
Pharmaceutical Segment Revenues
Cardiovascular
     Sales of Zetia (also marketed as Ezetrol outside the United States), a cholesterol-absorption inhibitor, were $582 million in the first quarter of 2011, an increase of 9% compared with the first quarter of 2010, reflecting growth in international markets, favorable pricing and the positive impact of foreign exchange. Sales of Vytorin (marketed outside the United States as Inegy), a combination product containing the active ingredients of both Zetia and Zocor, were $480 million for the first quarter of 2011, representing a 1% increase compared with the same period in 2010, reflecting growth in international markets, partially offset by declines in the United States.
     In September 2010, the intravenous formulation of Brinavess (vernakalant) was granted marketing approval in the European Union (“EU”), Iceland and Norway for the rapid conversion of recent onset atrial fibrillation to sinus rhythm in adults: for non-surgery patients with atrial fibrillation of seven days or less and for post-cardiac surgery patients with atrial fibrillation of three days or less. Brinavess acts preferentially in the atria and is the first product in a new class of pharmacologic agents for cardioversion of atrial fibrillation to launch in the EU. In April 2009, Cardiome Pharma Corp. and Merck announced a collaboration and license agreement for the development and commercialization of vernakalant. The agreement provides Merck exclusive rights outside of the United States, Canada and Mexico to vernakalant intravenous formulation.
Diabetes and Obesity
     Global sales of Januvia, Merck’s dipeptidyl peptidase-4 (“DPP-4”) inhibitor for the treatment of type 2 diabetes, were $739 million in the first quarter of 2011, an increase of 45% compared with the first quarter of 2010, reflecting growth in the United States, as well in international markets, particularly in Japan. DPP-4 inhibitors represent a class of prescription medications that improve blood sugar control in patients with type 2 diabetes by enhancing a natural body system called the incretin system, which helps to regulate glucose by affecting the beta cells and alpha cells in the pancreas.
     Worldwide sales of Janumet, Merck’s oral antihyperglycemic agent that combines sitagliptin (Januvia) with metformin in a single tablet to target all three key defects of type 2 diabetes, were $305 million for the first quarter of 2011, an increase of 52% compared with the first quarter of 2010, reflecting growth both in the United States and internationally.
     MK-0431A XR, the Company’s investigational extended-release formulation of Janumet, was accepted for standard review by the U.S. Food and Drug Administration (“FDA”) in 2010. The Company is also moving forward as planned with regulatory filings in countries outside the United States. The extended-release formulation of Janumet is an investigational treatment for type 2 diabetes that combines sitagliptin with metformin extended release, a commonly-prescribed medication for type 2 diabetes, into a single tablet. This formulation is designed to provide a new treatment option for health care providers and patients who need two or more oral agents to help control their blood sugar with the convenience of once daily dosing.
Diversified Brands
     Merck’s diversified brands are human health pharmaceutical products that are approaching the expiration of their marketing exclusivity or are no longer protected by patents in developed markets, but continue to be a core part of the Company’s offering in other markets around the world.
     Global sales of Cozaar and its companion agent Hyzaar (a combination of Cozaar and hydrochlorothiazide) for the treatment of hypertension fell 46% in the first quarter of 2011 compared with the same period in 2010. The patents that provided U.S. market exclusivity for Cozaar and Hyzaar expired in April 2010. In addition, Cozaar and Hyzaar lost patent protection in a number of major European markets in March 2010. Accordingly, the Company is experiencing a significant decline in Cozaar and Hyzaar worldwide sales and the Company expects such decline to continue.
     Other products contained in the Diversified Brands franchise include among others, Zocor, a statin for modifying cholesterol; prescription Claritin for the treatment of seasonal outdoor allergies and year-round indoor allergies; Propecia, a product for the treatment of male pattern hair loss; Proscar, a urology product for the treatment of symptomatic benign prostate enlargement; Remeron, an antidepressant; and Vasotec/Vaseretic for hypertension and/or heart failure. Remeron lost market exclusivity in the United States in January 2010 and in certain markets in the EU in September 2010.

Infectious Disease
     Global sales of Isentress, an HIV integrase inhibitor for use in combination with other antiretroviral agents for the treatment of HIV-1 infection in treatment-naïve and treatment-experienced adults, were $292 million in the first quarter of 2011, an increase of 26% compared with the first quarter of 2010, reflecting positive performance in the United States and Europe. Isentress works by inhibiting the insertion of HIV DNA into human DNA by the integrase enzyme. Inhibiting integrase from performing this essential function helps to limit the ability of the virus to replicate and infect new cells.
     Worldwide sales of PegIntron for treating chronic hepatitis C were $166 million for the first quarter of 2011, a decline of 11% compared with the same period in 2010, which the Company believes was attributable in part to patient treatment being delayed by health care providers in anticipation of new therapeutic options becoming available.
     Sales of Primaxin, an anti-bacterial product, were $136 million in the first quarter of 2011, a decline of 14% compared with the first quarter of 2010, primarily reflecting unfavorable pricing and lower volumes due to competitive pressures. Patents on Primaxin have expired worldwide and multiple generics have been approved in Europe. Accordingly, the Company is experiencing a decline in sales of this product and the Company expects the decline to continue.
     Other products contained in the Infectious Disease franchise include among others, Cancidas, an anti-fungal product; Avelox, a fluoroquinolone antibiotic for the treatment of certain respiratory and skin infections; Invanz for the treatment of certain infections; Noxafil for the prevention of invasive fungal infections; Rebetol for use in combination with PegIntron for treating chronic hepatitis C; and Crixivan and Stocrin, antiretroviral therapies for the treatment of HIV infection. The compound patent that provides U.S. market exclusivity for Crixivan expires in 2012.
Neurosciences and Ophthalmology
     Global sales of Maxalt, Merck’s tablet for the acute treatment of migraine, were $173 million for the first quarter of 2011, an increase of 29% compared with the first quarter of 2010 reflecting a higher inventory level in the United States, partially offset by a decline in Japan. The compound patent that provides market exclusivity for Maxalt in the United States expires in June 2012 (although the six month Pediatric Market Exclusivity may extend this date to December 2012). In addition, the patent for Maxalt will expire in a number of major European markets in 2013. The Company anticipates that sales in the United States and in these European markets will decline significantly after these patent expiries.
     Worldwide sales of ophthalmic products Cosopt and Trusopt were $114 million in the first quarter of 2011, a decline of 1% compared with the first quarter of 2010, reflecting unfavorable pricing in Europe largely offset by higher sales in Japan. The patent that provided U.S. market exclusivity for Cosopt and Trusopt expired in October 2008. Trusopt has also lost market exclusivity in a number of major European markets. The patent for Cosopt will expire in a number of major European markets in March 2013 and the Company expects sales in those markets to decline significantly thereafter.
     In April 2011, the New Drug Application (“NDA”) for Merck’s investigational preservative-free formulation of Cosopt ophthalmic solution, containing a combination topical carbonic anhydrase inhibitor and beta-andrenergic receptor blocking agent, was accepted for standard review by the FDA.
     Bridion, for the reversal of certain muscle relaxants during surgery, is currently approved and has launched in many countries outside of the United States. Bridion is in Phase III development in the United States.
     In August 2009, the FDA approved Saphris (asenapine) for the acute treatment of schizophrenia in adults and for the acute treatment of manic or mixed episodes associated with bipolar I disorder with or without psychotic features in adults. In September 2010, two supplemental NDAs for Saphris were approved in the United States to expand the product’s indications to the treatment of schizophrenia in adults, as monotherapy for the acute treatment of manic or mixed episodes associated with bipolar I disorder in adults, and as adjunctive therapy with either lithium or valproate for the acute treatment of manic or mixed episodes associated with bipolar I disorder in adults. In September 2010, asenapine, to be sold under the brand name Sycrest, received marketing approval in the EU for the treatment of moderate to severe manic episodes associated with bipolar I disorder in adults; the marketing approval did not include an indication for schizophrenia. In October 2010, Merck and H. Lundbeck A/S (“Lundbeck”) announced a worldwide commercialization agreement for Sycrest sublingual tablets (5 mg, 10 mg). Under the terms of the agreement, Lundbeck paid a fee and will make product supply payments in exchange for exclusive commercial rights to Sycrest in all markets outside the United States, China and Japan. Merck will retain exclusive commercial rights to asenapine in the United States, China and Japan. Concurrently, Merck is continuing to pursue regulatory approval for asenapine in other parts of the world.
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

     The Neurosciences and Ophthalmology franchise also included the products Subutex/Suboxone for the treatment of opiate addiction. In 2010, Merck sold the rights to Subutex/Suboxone back to Reckitt Benckiser Group PLC (“Reckitt”) and the rights to the products in most major markets have reverted to Reckitt. Sales of Subutex/Suboxone were $52 million in the first quarter of 2010.
Oncology
     Sales of Temodar (marketed as Temodal outside the United States), a treatment for certain types of brain tumors, were $248 million for the first quarter of 2011, a decline of 10% compared with the first quarter of 2010 primarily reflecting generic competition in Europe. Temodar lost patent exclusivity in the EU in 2009 and generic products are being marketed.
     Global sales of Emend, a treatment for chemotherapy-induced nausea and vomiting, were $87 million in the first quarter of 2011, an increase of 4% compared with the first quarter of 2010.
     Other products in the Oncology franchise include among others, Intron A for treating melanoma. Marketing rights for Caelyx for the treatment of ovarian cancer, metastatic breast cancer and Kaposi’s sarcoma transitioned to Johnson & Johnson as of December 31, 2010. Sales of Caelyx were $74 million in the first quarter of 2010.
     In March 2011, the FDA approved Sylatron (peginterferon alfa-2b), a once-weekly subcutaneous injection indicated for the adjuvant treatment of melanoma with microscopic or gross nodal involvement within 84 days of definitive surgical resection including complete lymphadenectomy.
Respiratory and Immunology
     Worldwide sales for Singulair, a once-a-day oral medicine indicated for the chronic treatment of asthma and for the relief of symptoms of allergic rhinitis, were $1.3 billion for the first quarter of 2011, an increase of 14% compared with the first quarter of 2010. Sales growth was driven by strong performance in the United States reflecting favorable pricing and volume growth, as well as growth in Japan and Asia Pacific. Singulair continues to be the number one prescribed branded product in the U.S. respiratory market. Full year U.S. sales of Singulair were $3.2 billion in 2010. The patent that provides U.S. market exclusivity for Singulair expires in August 2012. The Company expects that within the two years following patent expiration, it will lose substantially all U.S. sales of Singulair, with most of those declines coming in the first full year following patent expiration. In addition, the patent for Singulair will expire in a number of major European markets in August 2012 and the Company expects sales of Singulair in those markets will decline significantly thereafter (although the six month Pediatric Market Exclusivity may extend this date in some markets to February 2013).
     Sales of Remicade, a treatment for inflammatory diseases, were $753 million for the first quarter of 2011, an increase of 12% compared with the first quarter of 2010, reflecting positive performance in Canada and Latin America, primarily Brazil, and certain European markets. Remicade is marketed by the Company outside of the United States (except in Japan and certain other Asian markets). Products that compete with Remicade have been launched over the past several years. Simponi, a once-monthly subcutaneous treatment for certain inflammatory diseases, was approved by the EC in October 2009. Launches in other international markets are planned. In January 2011, Simponi was approved in the EU for use in combination with methotrexate in adults with severe, active and progressive rheumatoid arthritis not previously treated with methotrexate and for the reduction in the rate of progression of joint damage as measured by X-ray in rheumatoid arthritis patients. Sales of Simponi were $54 million in the first quarter of 2011 compared with $10 million in the first quarter of 2010. As a result of the agreement reached in April 2011 to amend the distribution rights to Remicade and Simponi (see Note 9 to the interim consolidated financial statements), effective July 1, 2011, Merck will relinquish marketing rights for these products in certain territories including Canada, Central and South America, the Middle East, Africa and Asia Pacific.
     Global sales of Nasonex, an inhaled nasal corticosteroid for the treatment of nasal allergy symptoms, were $373 million for the first quarter of 2011, an increase of 17% compared with the first quarter of 2010, driven largely by positive performance in Japan.
     Global sales of Clarinex (marketed as Aerius in many countries outside the United States), a non-sedating antihistamine, were $155 million for the first quarter of 2011, a decline of 5% compared with the first quarter of 2010.
     Other products included in the Respiratory and Immunology franchise include among others, Arcoxia for the treatment of arthritis and pain; Asmanex, an inhaled corticosteroid for asthma; Proventil inhalation aerosol for the relief of bronchospasm; and Dulera Inhalation Aerosol for the treatment of asthma.

Vaccines
     The following discussion of vaccines does not include sales of vaccines sold in most major European markets through Sanofi Pasteur MSD (“SPMSD”), the Company’s joint venture with Sanofi Pasteur, the results of which are reflected in Equity income from affiliates (see “Selected Joint Venture and Affiliate Information” below). Supply sales to SPMSD, however, are included.
     As previously disclosed, U.S. vaccine sales for certain products in the first quarter of 2010 benefited from inventory build-up during the quarter, which affects comparisons with the first quarter of 2011.
     Worldwide sales of Gardasil recorded by Merck declined 8% in the first quarter of 2011 to $214 million driven primarily by lower government orders in Canada. Gardasil, the world’s top-selling human papillomavirus (“HPV”) vaccine, is indicated for girls and women 9 through 26 years of age for the prevention of cervical, vulvar and vaginal cancers caused by HPV types 16 and 18, precancerous or dysplastic lesions caused by HPV types 6, 11, 16 and 18, and genital warts caused by HPV types 6 and 11. Gardasil is also approved in the United States for use in boys and men ages 9 through 26 years of age for the prevention of genital warts caused by HPV types 6 and 11. In December 2010, the FDA approved a new indication for Gardasil for the prevention of anal cancer caused by HPV types 16 and 18 and for the prevention of anal intraepithelial neoplasia grades 1, 2 and 3 (anal dysplasias and precancerous lesions) caused by HPV types 6, 11, 16 and 18, in males and females 9 through 26 years of age.
     In April 2011, the FDA completed its review of Merck’s supplemental Biologics License Application for an indication to use Gardasil in women ages 27-45. An indication for adult women was not granted; instead, the Limitations of Use and Effectiveness for Gardasil was updated to state that Gardasil has not been demonstrated to prevent HPV-related cervical intraepithelial neoplasia 2/3 or worse in women older than 26 years of age. End of study data from the clinical study evaluating the use of the vaccine in this age group was also added to the prescribing information.
     Global sales of RotaTeq, a vaccine to help protect against rotavirus gastroenteritis in infants and children, recorded by Merck were $125 million in the first quarter of 2011, an increase of 35% compared with the first quarter of 2010, reflecting favorable public sector inventory fluctuations.
     In recent years, the Company has experienced difficulties in producing its varicella zoster virus (“VZV”)-containing vaccines. These difficulties have resulted in supply constraints for ProQuad, Varivax and Zostavax. The Company is manufacturing bulk varicella and is producing doses of Varivax and Zostavax.
     A limited quantity of ProQuad, a pediatric combination vaccine to help protect against measles, mumps, rubella and varicella, one of the VZV-containing vaccines, became available in the United States for ordering in the second quarter of 2010. This supply has been exhausted and the Company does not anticipate availability of ProQuad for the remainder of 2011. Sales of ProQuad as recorded by Merck were $37 million in the first quarter of 2011.
     Merck’s sales of Varivax, a vaccine to help prevent chickenpox (varicella), were $144 million for the first quarter of 2011 compared with $237 million for the first quarter of 2010. Sales in the first quarter of 2010 include $48 million of revenue as a result of government purchases for the U.S. Centers for Disease Control and Prevention’s Strategic National Stockpile. Merck’s sales of M-M-R II, a vaccine to help protect against measles, mumps and rubella, were $63 million for the first quarter of 2011 compared with $83 million for the first quarter of 2010. Sales of Varivax and M-M-R II in the first quarter of 2010 benefited from the unavailability of ProQuad as noted above.
     Merck’s sales of Zostavax, a vaccine to help prevent shingles (herpes zoster), were $24 million for the first quarter of 2011 as compared with $95 million in the first quarter of 2010. Sales in both periods were affected by continuing supply issues. Merck will continue to accept orders for Zostavax, but the vaccine remains on backorder. The Company anticipates sales will be affected by continued intermittent supply issues for the remainder of 2011. Due to these supply constraints, no international launches or immunization programs are currently planned for 2011.
     In March 2011, the FDA approved an expanded age indication for Zostavax for the prevention of shingles to include adults ages 50 to 59. Zostavax is now indicated for the prevention of herpes zoster in individuals 50 years of age and older.
     The Company anticipates the availability of the adult formulation of Recombivax HB, a vaccine against hepatitis B, in the second half of 2011.
Women’s Health and Endocrine
     Worldwide sales for Fosamax and Fosamax Plus D (marketed as Fosavance throughout the EU and as Fosamac in Japan) for the treatment and, in the case of Fosamax, prevention of osteoporosis were $208 million for the first quarter of 2011, representing a decline of 10% over the comparable period of 2010. These medicines have lost market exclusivity in the United States and have also lost market exclusivity in most major European markets. Accordingly, the Company is experiencing significant sales declines within the Fosamax product franchise and the Company expects the declines to continue.

     Worldwide sales of NuvaRing, a contraceptive product, were $142 million for the first quarter of 2011, an increase of 5% compared with the first quarter of 2010. Global sales of Follistim AQ (marketed in most countries outside the United States as Puregon), a fertility treatment, were $133 million for the first quarter of 2011, comparable with sales in the first quarter of 2010. Puregon lost market exclusivity in the EU in August 2009.
     Other products contained in the Women’s Health and Endocrine franchise include among others, Implanon, a single-rod subdermal contraceptive implant; and Cerazette, a progestin only oral contraceptive.
     The Company is currently experiencing difficulty manufacturing certain women’s health products. The Company is working to resolve these issues.
Other
Animal Health
     Animal Health includes pharmaceutical and vaccine products for the prevention, treatment and control of disease in all major farm and companion animal species. Animal Health sales are affected by intense competition and the frequent introduction of generic products. Global sales of Animal Health products totaled $758 million for the first quarter of 2011, an increase of 7% compared with the first quarter of 2010, reflecting positive performance across the product portfolio. During the first quarter of 2011, the Company and sanofi-aventis mutually terminated their agreement to form an animal health joint venture. (See “Selected Joint Venture and Affiliate Information” below.)
Consumer Care
     Consumer Care products include over-the-counter, foot care and sun care products such as Dr. Scholl’s foot care products; Claritin non-drowsy antihistamines; MiraLAX, a treatment for occasional constipation; and Coppertone sun care products. Global sales of Consumer Care products were $517 million for the first quarter of 2011, an increase of 6% compared with the first quarter of 2010, reflecting strong performance of a number of key brands including Claritin and Coppertone. Consumer Care product sales are affected by competition, frequent competitive product introductions and consumer spending patterns.
Alliances
     AstraZeneca has an option to buy Old Merck’s interest in Nexium and Prilosec, exercisable in 2012, and the Company believes that it is likely that AstraZeneca will exercise that option (see “Selected Joint Venture and Affiliate Information” below). If AstraZeneca does exercise the option, the Company will no longer recognize equity income from AZLP and supply sales to AZLP will decline substantially.
Costs, Expenses and Other
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
     In connection with the Merger Restructuring Program, separation costs under the Company’s existing severance programs worldwide were recorded in the fourth quarter of 2009 to the extent such costs were probable and reasonably estimable. The Company commenced accruing costs related to enhanced termination benefits offered to employees under the Merger Restructuring Program in the first quarter of 2010 when the necessary criteria were met. The Company recorded total pretax restructuring costs of $112 million and $283 million in the first quarter of 2011 and 2010, respectively, related to this program. The restructuring actions taken thus far under the Merger Restructuring Program are expected to be substantially completed by the end of 2012, with the exception of certain manufacturing facilities actions, with the total cumulative pretax costs estimated to be approximately $3.8 billion to $4.6 billion. The Company estimates that approximately two-thirds of the cumulative pretax costs relate to cash outlays, primarily related to employee separation expense. Approximately one-third of the cumulative pretax costs are non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested. The Company expects the restructuring actions taken thus far under the Merger Restructuring Program to result in annual savings in 2012 of approximately $2.7 billion to $3.1 billion. These cost savings, which are expected to come from all areas of the Company’s pharmaceutical business, are in addition to the previously announced ongoing cost reduction initiatives at both legacy companies. Additional savings will come from non-restructuring-related activities.

     In October 2008, Old Merck announced a global restructuring program (the “2008 Restructuring Program”) to reduce its cost structure, increase efficiency, and enhance competitiveness. As part of the 2008 Restructuring Program, the Company expects to eliminate approximately 7,200 positions — 6,800 active employees and 400 vacancies — across the Company worldwide by the end of 2011. Pretax restructuring costs of $4 million and $65 million were recorded in the first quarter of 2011 and 2010, respectively, related to the 2008 Restructuring Program. The 2008 Restructuring Program is expected to be completed by the end of 2011 with the total cumulative pretax costs estimated to be $1.6 billion to $2.0 billion. The Company estimates that two-thirds of the cumulative pretax costs relate to cash outlays, primarily from employee separation expense. Approximately one-third of the cumulative pretax costs are non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested. Merck expects the 2008 Restructuring Program to yield cumulative pretax savings of $3.8 billion to $4.2 billion from 2008 to 2013.
     The Company anticipates that total costs associated with restructuring activities in 2011 for the Merger Restructuring Program and the 2008 Restructuring Program will be in the range of $700 million to $900 million.
     The costs associated with all of these restructuring activities are primarily comprised of accelerated depreciation and separation costs recorded in Materials and production, Marketing and administrative, Research and development and Restructuring costs (see Note 2 to the interim consolidated financial statements).
     Materials and production costs were $4.1 billion for the first quarter of 2011, a decline of 22% compared with the first quarter of 2010. Costs in the first quarter of 2011 and the first quarter of 2010 include $1.2 billion of expenses for the amortization of intangible assets recognized in the Merger. Additionally, expenses for the first quarter of 2010 included $1.2 billion of amortization of purchase accounting adjustments to Schering-Plough’s inventories also recognized as a result of the Merger. Also included in materials and production costs were costs associated with restructuring activities which amounted to $72 million and $57 million in the first quarter of 2011 and 2010, respectively, including accelerated depreciation and asset write-offs related to the planned sale or closure of manufacturing facilities. Separation costs associated with manufacturing-related headcount reductions have been incurred and are reflected in Restructuring costs as discussed below. (See Note 2 to the interim consolidated financial statements.)
     Gross margin was 64.9% in the first quarter of 2011 compared with 54.3% in the first quarter of 2010. The amortization of intangible assets and purchase accounting adjustments to inventories recorded as a result of the Merger, as well as the restructuring charges noted above and certain merger-related costs had an unfavorable effect on gross margin of 11.9 and 21.1 percentage points, respectively. Excluding these impacts, the gross margin improvement reflects changes in product mix and lower costs due to manufacturing efficiencies.
     Marketing and administrative expenses were $3.2 billion in the first quarter of 2011, a decline of 2% compared with the first quarter of 2010. The decline in marketing and administrative expenses was largely driven by initiatives to reduce the cost base. Expenses for the first quarter of 2011 included $23 million of restructuring costs, primarily related to accelerated depreciation for facilities to be closed or divested. Separation costs associated with sales force reductions have been incurred and are reflected in Restructuring costs as discussed below. Marketing and administrative expenses included $58 million and $80 million of merger-related costs in the first quarter of 2011 and 2010, respectively, consisting largely of integration costs. Additionally, marketing and administrative expenses in the first quarter of 2011 include $42 million of expenses representing one-fourth of the estimated annual health care reform fee which the Company will be required to pay beginning in 2011 as part of U.S. health care reform legislation.
     Research and development expenses were $2.2 billion for the first quarter of 2011, an increase of 5% compared with the first quarter of 2010. During the first quarter of 2011, the Company recorded $302 million of in-process research and development (“IPR&D”) impairment charges primarily for programs that had previously been deprioritized and were deemed to have no alternative use during the quarter. During the first quarter of 2010, the Company recorded $27 million of IPR&D impairment charges attributable to compounds identified during the Company’s pipeline prioritization review that were abandoned and determined to have either no alternative use or were returned to the respective licensor. The Company may recognize additional non-cash impairment charges in the future for the cancellation of other legacy Schering-Plough pipeline programs that were measured at fair value and capitalized in connection with the Merger and such charges could be material. Also, expenses in the first quarter of 2011 and 2010 reflect $45 million and $6 million, respectively, of accelerated depreciation and asset abandonment costs associated with restructuring activities. These increases in research and development expenses were partially offset by cost savings resulting from restructuring activities, as well as by the timing of the clinical grant spending.
     Restructuring costs, primarily representing separation and other related costs associated with restructuring activities, were a credit of $14 million in the first quarter of 2011 which reflects a reduction of separation reserves of approximately $50 million resulting from the Company’s decision in the first quarter to retain approximately 380 employees at its Oss, Netherlands research facility that had previously been expected to be separated. Restructuring costs were $288 million in the first quarter of 2010, of which $252 million related to the Merger Restructuring Program and $36 million related to the 2008 Restructuring Program. Separation costs were incurred associated with actual headcount reductions, as well as estimated expenses under existing severance programs for headcount reductions that were probable and could be reasonably estimated. Merck eliminated approximately 870 positions in the first quarter of 2011 of which 750 related to the Merger Restructuring Program and 120 related to the 2008 Restructuring Program. For the first quarter of 2010, Merck eliminated 5,730 positions of which 5,150 related to the Merger Restructuring Program, 535 related to the 2008 Restructuring Program and the remainder to the legacy Schering-Plough Productivity Transformation Program. These position eliminations are comprised of actual headcount reductions, and the elimination of contractors and vacant positions. Also included in restructuring costs are curtailment, settlement and termination charges on pension and other postretirement benefit plans and shutdown costs. For segment reporting, restructuring costs are unallocated expenses. Additional costs associated with the Company’s restructuring activities are included in Materials and production, Marketing and administrative and Research and development. (See Note 2 to the interim consolidated financial statements.)
     Equity income from affiliates, which reflects the performance of the Company’s joint ventures and other equity method affiliates, primarily AZLP, was $138 million in both the first quarter of 2011 and the first quarter of 2010. (See “Selected Joint Venture and Affiliate Information” below.)
     Other (income) expense, net was $622 million of expense in the first quarter of 2011 compared with $167 million of expense in the first quarter of 2010. During the first quarter of 2011, the Company recorded a $500 million charge related to the resolution of the arbitration proceeding involving the Company’s rights to market Remicade and Simponi (see Note 9 to the interim consolidated financial statements). Also during the first quarter of 2011, the Company recorded a $134 gain on the sale of certain manufacturing facilities and related assets. Included in other (income) expense, net in the first quarter of 2010 was $102 million of income on the settlement of certain disputed royalties. Also, during the first quarter of 2010, the Company recognized exchange losses of $80 million related to a Venezuelan currency devaluation. Effective January 11, 2010, the Venezuelan government devalued its currency from at BsF 2.15 per U.S. dollar to a two-tiered official exchange rate at (1) “the essentials rate” at BsF 2.60 per U.S. dollar and (2) “the non-essentials rate” at BsF 4.30 per U.S. dollar. In January 2010, Merck was required to remeasure its local currency operations in Venezuela to U.S. dollars as the Venezuelan economy was determined to be hyperinflationary. Throughout 2010, the Company settled its transactions at the essentials rate and therefore remeasured monetary assets and liabilities using the essentials rate. In December 2010, the Venezuelan government announced it would eliminate the essentials rate and effective January 1, 2011, all transactions would be settled at the official rate of at BsF 4.30 per U.S. dollar. As a result of this announcement, the Company remeasured its December 31, 2010 monetary assets and liabilities at the new official rate.
Segment Profits

	Three Months Ended
	March 31,
($ in millions)	2011	2010

Pharmaceutical segment profits	$6,216	$5,740
Other non-reportable segment profits	716	720
Other	(5,203)	(5,844)

Income before income taxes	$1,729	$616

     Segment profits are comprised of segment revenues less certain elements of materials and production costs and operating expenses, including components of equity income or loss from affiliates and depreciation and amortization expenses. For internal management reporting presented to the chief operating decision maker, Merck does not allocate production costs, other than standard costs, research and development expenses or general and administrative expenses, nor the cost of financing these activities. Separate divisions maintain responsibility for monitoring and managing these costs, including depreciation related to fixed assets utilized by these divisions and, therefore, they are not included in segment profits. Also excluded from the determination of segment profits are the arbitration settlement charge in 2011, the amortization of purchase accounting adjustments, IPR&D impairment charges, restructuring costs, taxes paid at the joint venture level and a portion of equity income. Additionally, segment profits do not reflect other expenses from corporate and manufacturing cost centers and other miscellaneous income or expense. These unallocated items are reflected in “Other” in the above table. Also included in “Other” are miscellaneous corporate profits, operating profits related to third-party manufacturing sales, divested products or businesses, as well as other supply sales and adjustments to eliminate the effect of double counting certain items of income and expense.
     Pharmaceutical segment profits rose 8% in the first quarter of 2011 driven largely by the increase in sales and the gross margin improvement discussed above.
     The effective tax rate of 38.1% for the first quarter of 2011 reflects the impacts of purchase accounting adjustments, restructuring costs and a $500 million charge related to the resolution of the arbitration proceeding with Johnson & Johnson, which collectively had a 24% unfavorable impact as compared with the statutory rate. The effective tax rate was also affected by the beneficial impact of foreign earnings. The effective tax rate of 46.4% for the first quarter of 2010 reflects the impact of a $147 million charge associated with a change in tax law that requires taxation of the prescription drug subsidy of the Company’s retiree health benefit plans which was enacted in the first quarter of 2010 as part of U.S. health care reform legislation, as well as the impacts of purchase accounting adjustments and restructuring charges.

     Net income attributable to Merck & Co., Inc. was $1.0 billion for the first quarter of 2011 compared with $299 million for the first quarter of 2010. Earnings per common share assuming dilution attributable to Merck & Co., Inc. common shareholders (“EPS”) for the first quarter of 2011 were $0.34 compared with $0.09 in the first quarter of 2010. The increases in net income and EPS in the first quarter of 2011 were primarily due to lower amortization of inventory step-up and lower restructuring costs, partially offset by the arbitration settlement charge and higher IPR&D impairment charges.
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
     A reconciliation between GAAP financial measures and non-GAAP financial measures is as follows:

	Three Months Ended
	March 31,

($ in millions, except per share amounts)	2011	2010

Pretax income as reported under GAAP	$1,729	$616
Increase (decrease) for excluded items:
Purchase accounting adjustments	1,580	2,374
Costs related to restructuring programs	126	351
Merger-related costs	77	87
Other items:
Arbitration settlement charge	500	—
Gain on sale of manufacturing facilities and related assets	(134)	—

	3,878	3,428

Taxes on income as reported under GAAP	658	286
Estimated tax benefit on excluded items	331	650
Tax charge related to U.S. health care reform legislation	—	(147)

	989	789

Non-GAAP net income	2,889	2,639

Less: Net income attributable to noncontrolling interests	28	31

Non-GAAP net income attributable to Merck & Co., Inc.	$2,861	$2,608

EPS assuming dilution as reported under GAAP	$0.34	$0.09
EPS difference (1)	0.58	0.74

Non-GAAP EPS assuming dilution	$0.92	$0.83

(1)
Represents the difference between calculated GAAP EPS and calculated non-GAAP EPS, which may be different than the amount calculated by dividing the impact of the excluded items by the weighted average shares for the applicable period.

Purchase Accounting Adjustments
     Non-GAAP income and non-GAAP EPS exclude the ongoing impact of certain amounts recorded in connection with the Merger. These amounts include the amortization of intangible assets and inventory step-up, as well as IPR&D impairment charges (see “Research and Development” above).
Restructuring Costs
     Non-GAAP income and non-GAAP EPS exclude costs related to restructuring actions, including restructuring activities related to the Merger (see Note 2 to the interim consolidated financial statements). These amounts include employee separation costs and accelerated depreciation associated with facilities to be closed or divested. Accelerated depreciation costs represent the difference between the depreciation expense to be recognized over the revised useful life of the site, based upon the anticipated date the site will be closed or divested, and depreciation expense as determined utilizing the useful life prior to the restructuring actions. The Company has undertaken restructurings of different types during the covered periods and therefore these charges should not be considered non-recurring; however, management excludes these amounts from non-GAAP income and non-GAAP EPS because it believes it is helpful for understanding the performance of the continuing business.
Merger-Related Costs
     Non-GAAP income and non-GAAP EPS exclude transaction costs associated directly with the Merger, as well as integration costs. These costs are excluded because management believes that these costs are unique to the Merger transaction and are not representative of ongoing normal business activities. Integration costs associated with the Merger will occur over several years, however, the impacts within each year will vary as the integration progresses. Prior to the mutual termination of the agreement with sanofi-aventis, these costs included costs associated with the anticipated formation of an animal health joint venture with sanofi-aventis.
Certain Other Items
     Non-GAAP income and non-GAAP EPS exclude certain other items. These items represent substantive, unusual items that are evaluated on an individual basis. Such evaluation considers both the quantitative and the qualitative aspect of their unusual nature and generally represent items that, either as a result of their nature or magnitude, management would not anticipate that they would occur as part of the Company’s normal business on a regular basis. Certain other items include the charge related to the arbitration settlement (see Note 9 to the interim consolidated financial statements), and the gain associated with the sales of certain manufacturing facilities and related assets.
Research and Development Update
     In April 2011, the Antiviral Drugs Advisory Committee of the FDA voted unanimously that the available data support approval of Merck’s investigational medicine Victrelis (boceprevir) for the treatment of patients with chronic hepatitis C virus (“HCV”) genotype 1 infection in combination with current standard therapy. Victrelis is one of a new class of medicines known as HCV protease inhibitors being evaluated by the FDA for the treatment of chronic HCV genotype 1 infection in adult patients with compensated liver disease who are previously untreated or who have failed previous therapy. The committee’s recommendation will be considered by the FDA in its review of the NDA for Victrelis. The FDA is not bound by the committee’s guidance, but takes its advice into consideration when reviewing investigational medicines. The company anticipates FDA action on Victrelis by mid-May. The FDA granted priority review status for Victrelis, a designation for investigational medicines that address unmet medical needs. Additionally, the European Medicines Agency (“EMA”) has accepted the Marketing Authorization Application for Victrelis for accelerated assessment.
     Also in April 2011, Merck and Sanofi Pasteur announced the initiation of a Phase III clinical program to evaluate the safety and immunogenicity of an investigational pediatric hexavalent combination vaccine (V419). This combination vaccine is designed to help protect against six potentially serious diseases: diphtheria, tetanus, whooping cough (Bordetella pertussis), polio (poliovirus types 1, 2, and 3), invasive disease caused by Haemophilus influenzae type b, and hepatitis B. The vaccine is being developed as part of a partnership between Merck and Sanofi Pasteur that focuses on the development of pediatric combination vaccines. The Phase III clinical program will begin in the United States with a randomized, open-label, active-comparator controlled clinical trial that will involve approximately 1,440 infants at multiple centers. The primary study objectives are to assess the safety and immunogenicity of the investigational hexavalent combination vaccine when given at 2, 4, and 6 months of age concomitantly with Prevnar 13* Pneumococcal 13-valent Conjugate Vaccine and RotaTeq. The clinical program is expected to begin in Europe this year. The Phase III program was initiated following results from a Phase IIb clinical trial of 459 children that assessed the safety and immunogenicity of the investigational combination vaccine.

*	Prevnar 13 is a registered trademark of Wyeth LLC.

     Additionally, in April 2011, Merck announced that following a pre-specified interim analysis from the Phase II/III clinical trial evaluating V710, an investigational vaccine for the prevention of Staphylococcus aureus (S. aureus) infection, the independent Data Monitoring Committee (“DMC”) recommended suspension of enrollment. Although the trial did not meet the pre-specified futility criteria, the DMC nonetheless recommended suspension of enrollment pending further analyses of the benefit/risk profile of the vaccine candidate.
     In March 2011, NOMAC/E2, an investigational monophasic combined oral contraceptive tablet indicated for the use by women to prevent pregnancy, was accepted for standard review by the FDA. NOMAC-E2 is a birth control pill that contains two steroid hormones nomegestrol acetate, a highly selective, progesterone-derived progestin and 17-beta estradiol (E2), an estrogen that is similar to the one naturally present in a woman’s body. Also in March 2011, the Committee for Medicinal Products for Human Use of the EMA adopted a positive opinion for NOMAC/E2. The next step for marketing authorization in the EU is review by the European Commission.
     Additionally, in March 2011, the NDA for MK-2452 (tafluprost), Merck’s investigational preservative-free prostaglandin analogue ophthalmic solution, was accepted for standard review by the FDA. Merck submitted an NDA to support the proposed use of tafluprost for the reduction of elevated intraocular pressure in patients with primary open-angle glaucoma or ocular hypertension. MK-2452 is currently approved in several European countries, including the United Kingdom, Spain and Italy, and is sold under the tradename Saflutan. Additional launches in other countries are expected, pending regulatory approvals. On April 15, 2009, Merck and Santen Pharmaceutical Co., Ltd. (“Santen”) entered into a worldwide licensing agreement for tafluprost. Merck has exclusive commercial rights to tafluprost in Western Europe (excluding Germany), North America, South America, Africa, the Middle East, India and Australia. Santen retains commercial rights to tafluprost in most countries in Eastern Europe, northern Europe and in countries in the Asia Pacific region, including Japan. Santen will have the option to co-promote tafluprost in the United States, if approved.
     MK-0822, odanacatib, is an oral, once-weekly investigational treatment for osteoporosis in post-menopausal women. Clinical and preclinical studies continue to provide data on the potential of odanacatib to increase bone density, cortical thickness and bone strength when treating osteoporosis. The ongoing, event-driven Phase III Study of Odanacatib in Postmenopausal Women With Osteoporosis to Assess Fracture Risk completed enrollment in November 2009. Based on the accumulation of clinical events to date, Merck now anticipates filing an NDA with the FDA for MK-0822 in 2013.
     Merck plans to return to Portola Pharmaceuticals, Inc. all rights for betrixaban, an investigational oral Factor Xa inhibitor anticoagulant being evaluated for the prevention of stroke in patients with atrial fibrillation. This decision was made following a review of Merck’s investigational portfolio.
     In April 2011, Merck and Sun Pharmaceutical Industries Ltd., a leading Indian multinational pharmaceutical company, announced the creation of a joint venture to develop, manufacture and commercialize new combinations and formulations of innovative, branded generics in the emerging markets. The companies will focus on ‘innovative branded generics’ that bring together combinations of medicines using platform delivery technologies designed to enhance convenience for patients in emerging markets.

     The chart below reflects the Company’s current research pipeline as of April 22, 2011. Candidates shown in Phase III include specific products. Candidates shown in Phase II include the most advanced compound with a specific mechanism or, if listed compounds have the same mechanism, they are each currently intended for commercialization in a given therapeutic area. Small molecules and biologics are given MK-number or SCH-number designations and vaccine candidates are given V-number designations. Candidates in Phase I, additional indications in the same therapeutic area and additional claims, line extensions or formulations for in-line products are not shown.

Phase II	Phase III	Combination Products in Development
Allergy
SCH 900237, Immunotherapy(1)
Cancer
MK-0646 (dalotuzumab)
SCH 727965 (dinaciclib)
Clostridium difficile Infection
MK-3415A
Contraception, Medicated IUS
SCH 900342
COPD
SCH 527123 (navarixin)
Diabetes Mellitus
MK-3102
Hepatitis C
MK-7009 (vaniprevir)
Insomnia
MK-3697
MK-6096
Osteoporosis
MK-5442
Overactive Bladder
MK-4618
Pneumoconjugate Vaccine
V114
Progeria
SCH 066336 (lonafarnib)
Psoriasis
SCH 900222
Staph Infection
V710

Allergy
SCH 697243, Grass pollen(1)
SCH 039641, Ragweed(1)
Asthma
SCH 418131 (Zenhale) (EU)
Atherosclerosis
MK-0524A (extended-release niacin/
laropiprant) (U.S.)
MK-0524B (extended-release niacin/
laropiprant/simvastatin)
MK-0859 (anacetrapib)
Cervical Cancer
V503 (HPV vaccine (9 valent))
Diabetes
MK-0431C (sitagliptin/pioglitazone)
Fertility
SCH 900962 (corifollitropin alfa
injection) (U.S.)
Insomnia
MK-4305 (suvorexant)
Migraine
MK-0974 (telcagepant)
Neuromuscular Blockade Reversal
SCH 900616 (Bridion) (U.S.)
Osteoporosis
MK-0822 (odanacatib)
Parkinson’s Disease
SCH 420814 (preladenant)
Pediatric Hexavalent Combination Vaccine
V419
Sarcoma
MK-8669 (ridaforolimus)
Thrombosis
SCH 530348 (vorapaxar)
Herpes Zoster
V212 (inactivated VZV vaccine)

Atherosclerosis
MK-0653C (ezetimibe/atorvastatin)

Under Review

Contraception
SCH 900121 (NOMAC/E2) (EU) (U.S.)
Diabetes
MK-0431D (sitagliptin/simvastatin) (U.S.)
MK-0431A XR (sitagliptin/
extended-release metformin) (U.S.)
Glaucoma
MK-2452 (tafluprost) (U.S.)
Hepatitis C
SCH 503034 (Victrelis)
Staph Infection
  MK-3009 (daptomycin for injection)(2)

Footnotes:

(1) North American rights only.
(2) Japanese rights only.

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
     In connection with the 1998 restructuring, Astra purchased an option (the “Asset Option”) for a payment of $443 million, which was recorded as deferred income, to buy Old Merck’s interest in the KBI products, excluding the gastrointestinal medicines Nexium and Prilosec (the “Non-PPI Products”). In April 2010, AstraZeneca exercised the Asset Option. Merck received $647 million from AstraZeneca, representing the net present value as of March 31, 2008 of projected future pretax revenue to be received by Old Merck from the Non-PPI Products, which was recorded as a reduction to the Company’s investment in AZLP. The Company recognized the $443 million of deferred income in the second quarter of 2010 as a component of Other (income) expense, net. In addition, in 1998, Old Merck granted Astra an option (the “Shares Option”) to buy Old Merck’s common stock interest in KBI and, therefore, Old Merck’s interest in Nexium and Prilosec, exercisable in 2012. The exercise price for the Shares Option will be based on the net present value of estimated future net sales of Nexium and Prilosec as determined at the time of exercise, subject to certain true-up mechanisms. The Company believes that it is likely that AstraZeneca will exercise the Shares Option. If AstraZeneca does exercise the Shares Option, the Company will no longer recognize equity income from AZLP and supply sales to AZLP will decline substantially.
Sanofi Pasteur MSD
     In 1994, Old Merck and Pasteur Mérieux Connaught (now Sanofi Pasteur S.A.) established an equally-owned joint venture to market vaccines in Europe and to collaborate in the development of combination vaccines for distribution in Europe. Total vaccine sales reported by SPMSD were $187 million and $251 million in the first quarter of 2011 and 2010, respectively. The decline reflects lower sales of Gardasil. SPMSD sales of Gardasil were $58 million and $82 million for the first quarter of 2011 and 2010, respectively.
Other
     In March 2011, Merck and sanofi-aventis mutually terminated their agreement to form a new animal health joint venture by combining Intervet/Schering-Plough, Merck’s animal health unit, with Merial, the animal health business of sanofi-aventis. As a result of the termination, both Merial and Intervet/Schering-Plough continue to operate independently. The termination of the agreement was without penalty to either party.
     The Company records the results from its interest in AZLP and SPMSD in Equity income from affiliates.
Liquidity and Capital Resources

	March 31,	December 31,
($ in millions)	2011	2010

Cash and investments	$15,113	$14,376
Working capital	15,362	13,423
Total debt to total liabilities and equity	16.9%	16.9%

     During the first quarter of 2011, cash provided by operating activities was $1.7 billion compared with $1.4 billion in the first quarter of 2010. On an ongoing basis, cash provided by operations will continue to be the Company’s primary source of funds to finance operating needs and capital expenditures. The global economic downturn and the sovereign debt issues, among other factors, have caused foreign receivables to deteriorate in certain European countries. While the Company continues to receive payment on these receivables, these conditions may continue to result in an increase in the average length of time it takes to collect accounts receivable outstanding which can impact cash provided by operating activities.
     Cash provided by investing activities was $105 million in the first quarter of 2011 compared with a use of cash in investing activities of $3.1 billion in the first quarter of 2010 primarily reflecting lower purchases of securities and other investments and higher proceeds from the sales of securities and other investments. In addition, the Company received proceeds from the disposition of businesses in the first quarter of 2011. Cash used in financing activities in the first quarter of 2011 was $1.2 billion compared with cash provided by financing activities of $942 million in the first quarter of 2010 primarily driven by a decrease in short-term borrowings, partially offset by lower payments on debt.

     At March 31, 2011, the total of worldwide cash and investments was $15.1 billion, including $13.0 billion of cash, cash equivalents and short-term investments, and $2.1 billion of long-term investments. A large portion of the cash and investments are held in foreign jurisdictions. Working capital levels are more than adequate to meet the operating requirements of the Company.
     In 2010, the Internal Revenue Service (“IRS”) finalized its examination of Schering-Plough’s 2003-2006 tax years. In this audit cycle, the Company reached an agreement with the IRS on an adjustment to income related to intercompany pricing matters. This income adjustment mostly reduced net operating losses (“NOLs”) and other tax credit carryforwards. Additionally, the Company is seeking resolution of one issue raised during this examination through the IRS administrative appeals process. The Company’s reserves for uncertain tax positions were adequate to cover all adjustments related to this examination period. The IRS began its examination of the 2007-2009 tax years for the Company in 2010.
     In April 2011, the IRS concluded its examination of Old Merck’s 2002-2005 federal income tax returns and as a result the Company was required to make net payments of approximately $465 million. The Company’s unrecognized tax benefits for the years under examination exceed the adjustments related to this examination period and therefore the Company anticipates that a potentially significant non-cash favorable financial statement impact from this resolution will be recorded in the second quarter. The Company disagrees with the IRS treatment of one issue raised during this examination and is appealing the matter through the IRS administrative process.
     As previously disclosed, the Canada Revenue Agency (“CRA”) has proposed adjustments for 1999 and 2000 relating to intercompany pricing matters. The adjustments would increase Canadian tax due by approximately $325 million (U.S. dollars) plus approximately $360 million (U.S. dollars) of interest through March 31, 2011. The Company disagrees with the positions taken by the CRA and believes they are without merit. The Company continues to contest the assessments through the CRA appeals process. The CRA is expected to prepare similar adjustments for later years. Management believes that resolution of these matters will not have a material effect on the Company’s financial position or liquidity.
     Capital expenditures totaled $324 million and $343 million for the first quarter of 2011 and 2010, respectively. Capital expenditures for full year 2011 are estimated to be $1.9 billion.
     Dividends paid to stockholders were $1.2 billion for each of the first quarters of 2011 and 2010. In February 2011, the Board of Directors declared a quarterly dividend of $0.38 per share on the Company’s common stock for the second quarter of 2011.
     In April 2011, Merck announced that its Board of Directors has approved additional purchases of up to $5 billion of Merck’s common stock for its treasury. The treasury stock purchase has no time limit and will be made over time on the open market, in block transactions or in privately negotiated transactions. The Company also has approximately $1.4 billion remaining under the November 2009 treasury stock purchase authorization.
     The Company has a $2.0 billion, 364-day credit facility maturing in May 2011 and a $2.0 billion credit facility maturing in August 2012. Both outstanding facilities provide backup liquidity for the Company’s commercial paper borrowing facility and are to be used for general corporate purposes. The Company has not drawn funding from either facility.
Critical Accounting Policies
     The Company’s significant accounting policies, which include management’s best estimates and judgments, are included in Note 2 to the consolidated financial statements for the year ended December 31, 2010 included in Merck’s Form 10-K filed on February 28, 2011. Certain of these accounting policies are considered critical as disclosed in the Critical Accounting Policies and Other Matters section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Merck’s Form 10-K because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates. There have been no significant changes in the Company’s critical accounting policies since December 31, 2010 other than with respect to guidance on revenue recognition adopted on January 1, 2011 as discussed in Note 1 to the interim consolidated financial statements.
Item 4. Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures over financial reporting for the period covered by this Form 10-Q. Based on this assessment, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2011, the Company’s disclosure controls and procedures are effective. As previously disclosed, the Company is continuing its plans for integration of its business operations and the implementation of an enterprise wide resource planning system (SAP). These process modifications affect the design and operation of controls over financial reporting. With each implementation, the Company monitors the status of the business and financial operations and believes that an effective control environment has been maintained post-implementation.

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
     The Company does not assume the obligation to update any forward-looking statement. One should carefully evaluate such statements in light of factors, including risk factors, described in the Company’s filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q and 8-K. In Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed on February 28, 2011, the Company discusses in more detail various important risk factors that could cause actual results to differ from expected or historic results. The Company notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties.
PART II — Other Information
Item 1. Legal Proceedings
     The information called for by this Item is incorporated herein by reference to Note 9 included in Part I, Item 1, Financial Statements (unaudited) — Notes to Consolidated Financial Statements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.

Item 6. Exhibits

Number	Description
3.1	Restated Certificate of Incorporation of Merck & Co., Inc. (November 3, 2009) — Incorporated by reference to Current Report on Form 8-K filed on November 4, 2009

3.2	By-Laws of Merck & Co., Inc. (effective November 3, 2009) — Incorporated by reference to Current Report on Form 8-K filed November 4, 2009

10.1	Restricted Stock Unit Terms for 2011 Grants under the Merck & Co., Inc. 2010 Incentive Stock Plan

10.2	Stock Option Terms for a Non-Qualified Stock Option (NQSO) under the Merck & Co., Inc. 2010 Incentive Stock Plan

10.3	Restricted Stock Unit Terms for 2011 Grants under the Merck & Co., Inc. 2010 Incentive Stock Plan

10.4	Terms for 2011 Performance Share Units under the Merck & Co., Inc. 2010 Stock Incentive Plan

31.1	Rule 13a — 14(a)/15d — 14(a) Certification of Chief Executive Officer

31.2	Rule 13a — 14(a)/15d — 14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101
The following materials from Merck & Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Cash Flow, and (iv) Notes to Consolidated Financial Statements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCK & CO., INC.
Date: May 9, 2011	/s/ Bruce N. Kuhlik
BRUCE N. KUHLIK
Executive Vice President and General Counsel

Date: May 9, 2011	/s/ John Canan
JOHN CANAN
Senior Vice President Finance - Global Controller

EXHIBIT INDEX

Number	Description
3.1	Restated Certificate of Incorporation of Merck & Co., Inc. (November 3, 2009) — Incorporated by reference to Current Report on Form 8-K filed on November 4, 2009

3.2	By-Laws of Merck & Co., Inc. (effective November 3, 2009) — Incorporated by reference to Current Report on Form 8-K filed November 4, 2009

10.1	Restricted Stock Unit Terms for 2011 Grants under the Merck & Co., Inc. 2010 Incentive Stock Plan

10.2	Stock Option Terms for a Non-Qualified Stock Option (NQSO) under the Merck & Co., Inc. 2010 Incentive Stock Plan

10.3	Restricted Stock Unit Terms for 2011 Grants under the Merck & Co., Inc. 2010 Incentive Stock Plan

10.4	Terms for 2011 Performance Share Units under the Merck & Co., Inc. 2010 Stock Incentive Plan

31.1	Rule 13a — 14(a)/15d — 14(a) Certification of Chief Executive Officer

31.2	Rule 13a — 14(a)/15d — 14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101
The following materials from Merck & Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Cash Flow, and (iv) Notes to Consolidated Financial Statements.