Form 10-Q
period 2011-06-30
Merck & Co. Inc.
filed 2011-08-08
CIK 310158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File No. 1-6571
Merck & Co., Inc.
One Merck Drive
Whitehouse Station, N.J. 08889-0100
(908) 423-1000

Incorporated in New Jersey	I.R.S. Employer
Identification No. 22-1918501
The number of shares of common stock outstanding as of the close of business on July 29, 2011: 3,080,796,992
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
Signatures
EXHIBIT INDEX
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I — Financial Information
Item 1. Financial Statements
MERCK & CO., INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF INCOME
(Unaudited, $ in millions except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Sales	$12,151	$11,346	$23,732	$22,768

Costs, Expenses and Other
Materials and production	4,284	4,549	8,343	9,764
Marketing and administrative	3,525	3,175	6,689	6,397
Research and development	1,936	2,179	4,094	4,230
Restructuring costs	668	526	654	814
Equity income from affiliates	(55)	(43)	(193)	(180)
Other (income) expense, net	121	(281)	744	(113)

	10,479	10,105	20,331	20,912

Income Before Taxes	1,672	1,241	3,401	1,856
Taxes on Income	(382)	461	276	746

Net Income	$2,054	$780	$3,125	$1,110
Less: Net Income Attributable to Noncontrolling Interests	30	28	58	59

Net Income Attributable to Merck & Co., Inc.	$2,024	$752	$3,067	$1,051

Basic Earnings per Common Share Attributable to Merck & Co., Inc. Common Shareholders	$0.65	$0.24	$0.99	$0.34

Earnings per Common Share Assuming Dilution Attributable to Merck & Co., Inc. Common Shareholders	$0.65	$0.24	$0.98	$0.33

Dividends Declared per Common Share	$0.38	$0.38	$0.76	$0.76

The accompanying notes are an integral part of this consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited, $ in millions except per share amounts)

	June 30,	December 31,
	2011	2010

Assets
Current Assets
Cash and cash equivalents	$12,342	$10,900
Short-term investments	1,639	1,301
Accounts receivable (net of allowance for doubtful accounts of $128 in 2011 and $104 in 2010)	8,475	7,344
Inventories (excludes inventories of $1,408 in 2011 and $1,194 in 2010 classified in Other assets — see Note 6)	6,225	5,868
Deferred income taxes and other current assets	3,687	3,651

Total current assets	32,368	29,064

Investments	2,175	2,175

Property, Plant and Equipment, at cost, net of accumulated depreciation of $15,195 in 2011 and $13,481 in 2010	16,671	17,082

Goodwill	12,382	12,378

Other Intangibles, Net	37,065	39,456

Other Assets	5,534	5,626

	$106,195	$105,781

Liabilities and Equity
Current Liabilities
Loans payable and current portion of long-term debt	$2,523	$2,400
Trade accounts payable	2,143	2,308
Accrued and other current liabilities	8,747	8,514
Income taxes payable	1,174	1,243
Dividends payable	1,176	1,176

Total current liabilities	15,763	15,641

Long-Term Debt	15,783	15,482

Deferred Income Taxes and Noncurrent Liabilities	16,727	17,853

Merck & Co., Inc. Stockholders’ Equity
Common stock, $0.50 par value Authorized - 6,500,000,000 shares Issued - 3,576,948,356 shares in 2011 and 2010	1,788	1,788
Other paid-in capital	40,657	40,701
Retained earnings	38,243	37,536
Accumulated other comprehensive loss	(2,776)	(3,216)

	77,912	76,809
Less treasury stock, at cost 493,935,906 shares in 2011 and 494,841,533 shares in 2010	22,416	22,433

Total Merck & Co., Inc. stockholders’ equity	55,496	54,376

Noncontrolling Interests	2,426	2,429

Total equity	57,922	56,805

	$106,195	$105,781

The accompanying notes are an integral part of this consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, $ in millions)

	Six Months Ended
	June 30,
	2011	2010

Cash Flows from Operating Activities
Net income	$3,125	$1,110
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,663	3,635
Intangible asset impairment charges	439	27
Equity income from affiliates	(193)	(180)
Dividends and distributions from equity affiliates	121	182
Gain on AstraZeneca asset option exercise	—	(443)
Deferred income taxes	(841)	(319)
Share-based compensation	200	274
Other	(456)	410
Net changes in assets and liabilities	(1,485)	(5)

Net Cash Provided by Operating Activities	4,573	4,691

Cash Flows from Investing Activities
Capital expenditures	(689)	(680)
Purchases of securities and other investments	(3,066)	(4,235)
Proceeds from sales of securities and other investments	2,890	1,700
Dispositions of businesses, net of cash divested	323	—
Acquisitions of businesses, net of cash acquired	(373)	(141)
Proceeds from AstraZeneca option exercise	—	647
Other	(28)	25

Net Cash Used in Investing Activities	(943)	(2,684)

Cash Flows from Financing Activities
Net change in short-term borrowings	1,396	1,658
Payments on debt	(1,265)	(626)
Purchases of treasury stock	(314)	(1,297)
Dividends paid to stockholders	(2,351)	(2,378)
Proceeds from exercise of stock options	162	237
Other	(57)	(115)

Net Cash Used in Financing Activities	(2,429)	(2,521)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	241	(131)

Net Increase (Decrease) in Cash and Cash Equivalents	1,442	(645)

Cash and Cash Equivalents at Beginning of Year	10,900	9,311

Cash and Cash Equivalents at End of Period	$12,342	$8,666

The accompanying notes are an integral part of this consolidated financial statement.

Notes to Consolidated Financial Statements (unaudited)
1. Basis of Presentation
     The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements are not included herein. These interim statements should be read in conjunction with the audited financial statements and notes thereto included in Merck & Co., Inc.’s Form 10-K filed on February 28, 2011.
     On November 3, 2009, Merck & Co., Inc. (“Old Merck”) and Schering-Plough Corporation (“Schering-Plough”) completed their previously-announced merger (the “Merger”). In the Merger, Schering-Plough acquired all of the shares of Old Merck, which became a wholly owned subsidiary of Schering-Plough and was renamed Merck Sharp & Dohme Corp. Schering-Plough continued as the surviving public company and was renamed Merck & Co., Inc. (“New Merck” or the “Company”). However, for accounting purposes only, the Merger was treated as an acquisition with Old Merck considered the accounting acquirer. References in these financial statements to “Merck” for periods prior to the Merger refer to Old Merck and for periods after the completion of the Merger to New Merck.
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
Recently Adopted Accounting Standards
     In October 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance for revenue recognition with multiple deliverables. The Company adopted this guidance prospectively for revenue arrangements entered into or materially modified on or after January 1, 2011. This guidance eliminates the residual method under the current guidance and replaces it with the “relative selling price” method when allocating revenue in a multiple deliverable arrangement. The selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise third-party evidence of selling price shall be used. If neither exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable. The effect of adoption on the Company’s financial position and results of operations was not material.
Recently Issued Accounting Standards
     In June 2011, the FASB issued amended guidance on the presentation of comprehensive income in financial statements. This amendment provides companies the option to present the components of net income and other comprehensive income either as one continuous statement of comprehensive income or as two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The provisions of this new guidance are effective for interim and annual periods beginning in 2012. The adoption of this new guidance will not impact the Company’s financial position, results of operations or cash flows.

Notes to Consolidated Financial Statements (unaudited) (continued)
2. Restructuring
Merger Restructuring Program
     In February 2010, the Company commenced actions under a global restructuring program (the “Merger Restructuring Program”) in conjunction with the integration of the legacy Merck and legacy Schering-Plough businesses. This Merger Restructuring Program is intended to optimize the cost structure of the combined company. Additional actions under the program continued during 2010. On July 29, 2011, the Company announced the next phase of the Merger Restructuring Program during which the Company expects to reduce its workforce measured at the time of the Merger by an additional 12% to 13% across the Company worldwide. A majority of the workforce reductions in this phase of the Merger Restructuring Program relate to manufacturing, including Animal Health, administrative and headquarters organizations. Previously announced workforce reductions of approximately 17% in earlier phases of the program primarily reflect the elimination of positions in sales, administrative and headquarters organizations, as well as from the sale or closure of certain manufacturing and research and development sites and the consolidation of office facilities. The Company will continue to hire employees in strategic growth areas of the business as necessary. The Company will continue to pursue productivity efficiencies and evaluate its manufacturing supply chain capabilities on an ongoing basis which may result in future restructuring actions.
     The Company recorded total pretax restructuring costs of $808 million and $830 million in the second quarter of 2011 and 2010, respectively, and $921 million and $1.1 billion for the first six months of 2011 and 2010, respectively, related to this program. Since inception of the Merger Restructuring Program through June 30, 2011, Merck has recorded total pretax accumulated costs of approximately $4.2 billion and eliminated approximately 12,900 positions comprised of employee separations, as well as the elimination of contractors and over 2,500 positions that were vacant at the time of the Merger. The restructuring actions under the Merger Restructuring Program are expected to be substantially completed by the end of 2013, with the exception of certain actions, principally manufacturing-related, which are expected to be completed by 2015, with the total cumulative pretax costs estimated to be approximately $5.8 billion to $6.6 billion. The Company estimates that approximately two-thirds of the cumulative pretax costs relate to cash outlays, primarily related to employee separation expense. Approximately one-third of the cumulative pretax costs are non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested.
2008 Global Restructuring Program
     In October 2008, Old Merck announced a global restructuring program (the “2008 Restructuring Program”) to reduce its cost structure, increase efficiency, and enhance competitiveness. As part of the 2008 Restructuring Program, the Company expects to eliminate approximately 7,200 positions — 6,800 active employees and 400 vacancies — across the Company worldwide by the end of 2011. Pretax restructuring costs of $1 million and $66 million were recorded in the second quarter of 2011 and 2010, respectively, and $5 million and $131 million in the first six months of 2011 and 2010, respectively, related to the 2008 Restructuring Program. Since inception of the 2008 Restructuring Program through June 30, 2011, Merck has recorded total pretax accumulated costs of $1.6 billion and eliminated approximately 5,980 positions comprised of employee separations and the elimination of contractors and vacant positions. The 2008 Restructuring Program is expected to be completed by the end of 2011, except for certain manufacturing-related actions, with the total cumulative pretax costs estimated to be up to $2.0 billion. The Company estimates that two-thirds of the cumulative pretax costs relate to cash outlays, primarily from employee separation expense. Approximately one-third of the cumulative pretax costs are non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested.

Notes to Consolidated Financial Statements (unaudited) (continued)
     For segment reporting, restructuring charges are unallocated expenses.
     The following tables summarize the charges related to Merger Restructuring Program and 2008 Restructuring Program activities by type of cost:

	Three Months Ended June 30, 2011				Six Months Ended June 30, 2011
	Separation	Accelerated			Separation	Accelerated
($ in millions)	Costs	Depreciation	Other	Total	Costs	Depreciation	Other	Total

Merger Restructuring Program

Materials and production	$—	$91	$5	$96	$—	$152	$5	$157
Marketing and administrative	—	22	1	23	—	45	1	46
Research and development	—	38	(22)	16	—	80	(19)	61
Restructuring costs	646	—	27	673	607	—	50	657

	646	151	11	808	607	277	37	921

2008 Restructuring Program

Materials and production	—	4	2	6	—	6	2	8
Restructuring costs	(7)	—	2	(5)	(8)	—	5	(3)

	(7)	4	4	1	(8)	6	7	5

	$639	$155	$15	$809	$599	$283	$44	$926

	Three Months Ended June 30, 2010				Six Months Ended June 30, 2010
	Separation	Accelerated			Separation	Accelerated
($ in millions)	Costs	Depreciation	Other	Total	Costs	Depreciation	Other	Total

Merger Restructuring Program

Materials and production	$—	$149	$22	$171	$—	$174	$22	$196
Research and development	—	113	31	144	—	113	37	150
Restructuring costs	374	41	100	515	583	41	143	767

	374	303	153	830	583	328	202	1,113

2008 Restructuring Program

Materials and production	—	11	36	47	—	40	36	76
Restructuring costs	12	—	7	19	31	—	24	55

	12	11	43	66	31	40	60	131

	$386	$314	$196	$896	$614	$368	$262	$1,244

     Separation costs are associated with actual headcount reductions, as well as those headcount reductions which were probable and could be reasonably estimated. In the first six months of 2011, separation costs for the Merger Restructuring Program include a reduction of separation reserves of approximately $50 million resulting from the Company’s decision in the first quarter to retain approximately 380 employees at its Oss, Netherlands research facility that had previously been expected to be separated. In the second quarter of 2011 and 2010, approximately 585 positions and 2,435 positions, respectively, were eliminated under the Merger Restructuring Program and approximately 60 positions and 240 positions, respectively, were eliminated under the 2008 Restructuring Program. In the first six months of 2011 and 2010, approximately 1,335 positions and 7,585 positions, respectively, were eliminated under the Merger Restructuring Program and approximately 180 positions and 775 positions, respectively, were eliminated under the 2008 Restructuring Program. These position eliminations were comprised of actual headcount reductions and the elimination of contractors and vacant positions.
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
     Other activity in the second quarter of 2011 and 2010 includes asset abandonment, shut-down and other related costs. Additionally, other activity includes employee-related costs such as curtailment, settlement and termination charges associated with pension and other postretirement benefit plans (see Note 12) and share-based compensation costs.

Notes to Consolidated Financial Statements (unaudited) (continued)
     The following table summarizes the charges and spending relating to Merger Restructuring Program and 2008 Restructuring Program activities for the six months ended June 30, 2011:

	Separation	Accelerated
($ in millions)	Costs	Depreciation	Other	Total

Merger Restructuring Program

Restructuring reserves January 1, 2011	$859	$—	$64	$923
Expense	607	277	37	921
(Payments) receipts, net	(257)	—	(71)	(328)
Non-cash activity	—	(277)	16	(261)

Restructuring reserves June 30, 2011 (1)	$1,209	$—	$46	$1,255

2008 Restructuring Program

Restructuring reserves January 1, 2011	$196	$—	$—	$196
Expense	(8)	6	7	5
(Payments) receipts, net	(13)	—	(2)	(15)
Non-cash activity	—	(6)	(5)	(11)

Restructuring reserves June 30, 2011 (1)	$175	$—	$—	$175

(1)
The cash outlays associated with the Merger Restructuring Program and the 2008 Restructuring Program are expected to be substantially completed by the end of 2013 and 2011, respectively, with the exception of certain actions, principally manufacturing-related, which are expected to be completed by 2015.

Legacy Schering-Plough Program
     Prior to the Merger, Schering-Plough commenced a Productivity Transformation Program which was designed to reduce and avoid costs and increase productivity. The Company recorded accelerated depreciation costs included in Materials and production of $7 million and $6 million for the second quarter of 2011 and 2010, respectively, and $16 million and $9 million for the first six months of 2011 and 2010, respectively. In addition, the second quarter and first six months of 2010 includes a net gain of $8 million reflected in Restructuring costs primarily related to the sale of a manufacturing facility. The remaining reserve associated with this program was $38 million at June 30, 2011.
3. Acquisitions, Divestitures, Research Collaborations and License Agreements
     In May 2011, Merck completed the acquisition of Inspire Pharmaceuticals, Inc. (“Inspire”), a specialty pharmaceutical company focused on developing and commercializing ophthalmic products. Under the terms of the merger agreement, Merck acquired all outstanding shares of common stock of Inspire at a price of $5.00 per share in cash for a total of approximately $420 million. The transaction was accounted for as an acquisition of a business; accordingly, the assets acquired and liabilities assumed were recorded at their respective fair values as of the acquisition date. The determination of fair value requires management to make significant estimates and assumptions. In connection with the acquisition, substantially all of the purchase price was allocated to Inspire’s product and product right intangible assets and related deferred tax liabilities, a deferred tax asset relating to Inspire’s net operating loss carryforwards, and goodwill. Certain estimated values are not yet finalized and may be subject to change. The Company expects to finalize these amounts as soon as possible, but no later than one year from the acquisition date. This transaction closed on May 16, 2011, and accordingly, the results of operations of the acquired business have been included in the Company’s results of operations beginning after the acquisition date. Pro forma financial information has not been included because Inspire’s historical financial results are not significant when compared with the Company’s financial results.
     In March 2011, the Company sold the Merck BioManufacturing Network, a leading provider of contract manufacturing and development services for the biopharmaceutical industry and wholly owned by Merck, to Fujifilm Corporation (“Fujifilm”). Under the terms of the agreement, Fujifilm purchased all of the equity interests in two Merck subsidiaries which together own all assets of the Merck BioManufacturing Network comprising facilities located in Research Triangle Park, North Carolina and Billingham, U.K.; and including manufacturing contracts; business support operations and a highly skilled workforce. As part of the agreement with Fujifilm, Merck has committed to certain continued development and manufacturing activities with these two companies. The transaction resulted in a gain of $127 million in the first six months of 2011 reflected in Other (income) expense, net.

Notes to Consolidated Financial Statements (unaudited) (continued)
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
Remicade/Simponi
     In 1998, a subsidiary of Schering-Plough entered into a licensing agreement with Centocor Ortho Biotech Inc. (“Centocor”), a Johnson & Johnson company, to market Remicade, which is prescribed for the treatment of inflammatory diseases. In 2005, Schering-Plough’s subsidiary exercised an option under its contract with Centocor for license rights to develop and commercialize Simponi (golimumab), a fully human monoclonal antibody. The Company had exclusive marketing rights to both products outside the United States, Japan and certain other Asian markets. In December 2007, Schering-Plough and Centocor revised their distribution agreement regarding the development, commercialization and distribution of both Remicade and Simponi, extending the Company’s rights to exclusively market Remicade to match the duration of the Company’s exclusive marketing rights for Simponi. In addition, Schering-Plough and Centocor agreed to share certain development costs relating to Simponi’s auto-injector delivery system. On October 6, 2009, the European Commission approved Simponi as a treatment for rheumatoid arthritis and other immune system disorders in two presentations — a novel auto-injector and a prefilled syringe. As a result, the Company’s marketing rights for both products extend for 15 years from the first commercial sale of Simponi in the European Union (“EU”) following the receipt of pricing and reimbursement approval within the EU. In April 2011, Merck and Johnson & Johnson reached agreement to amend the distribution rights to Remicade and Simponi. Under the terms of the amended distribution agreement, Merck relinquished exclusive marketing rights for Remicade and Simponi to Johnson & Johnson in territories including Canada, Central and South America, the Middle East, Africa and Asia Pacific effective July 1, 2011. Merck retained exclusive marketing rights throughout Europe, Russia and Turkey (“Retained Territories”). In addition, beginning July 1, 2011, all profit derived from Merck’s exclusive distribution of the two products in the Retained Territories is being equally divided between Merck and Johnson & Johnson. Under the prior terms of the distribution agreement, the contribution income (profit) split, which was at 58% to Merck and 42% percent to Johnson & Johnson, would have declined for Merck and increased for Johnson & Johnson each year until 2014, when it would have been equally divided. Johnson & Johnson also received a one-time payment of $500 million in April 2011, which the Company recorded as a charge to Other (income) expense, net in the first quarter of 2011.

Notes to Consolidated Financial Statements (unaudited) (continued)
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
     In connection with the Company’s revenue hedging program, a purchased collar option strategy may be utilized. With a purchased collar option strategy, the Company writes a local currency call option and purchases a local currency put option. As compared to a purchased put option strategy alone, a purchased collar strategy reduces the upfront costs associated with purchasing puts through the collection of premium by writing call options. If the U.S. dollar weakens relative to the currency of the hedged anticipated sales, the purchased put option value of the collar strategy reduces to zero, but the Company benefit from the increase in the value of its anticipated foreign currency cash flows would be capped at the strike level of the written call. If the U.S. dollar strengthens relative to the currency of the hedged anticipated sales, the written call option value of the collar strategy reduces to zero and the changes in the purchased put cash flows of the collar strategy would offset the decline in the expected future U.S. dollar cash flows of the hedged foreign currency sales.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
     The fair values of these derivative contracts are recorded as either assets (gain positions) or liabilities (loss positions) in the Consolidated Balance Sheet. Changes in the fair value of derivative contracts are recorded each period in either current earnings or Other comprehensive income (“OCI”), depending on whether the derivative is designated as part of a hedge transaction and, if so, the type of hedge transaction. For derivatives that are designated as cash flow hedges, the effective portion of the unrealized gains or losses on these contracts is recorded in Accumulated other comprehensive income (“AOCI”) and reclassified into Sales when the hedged anticipated revenue is recognized. The hedge relationship is highly effective and hedge ineffectiveness has been de minimis. For those derivatives which are not designated as cash flow hedges, unrealized gains or losses are recorded to Sales each period. The cash flows from these contracts are reported as operating activities in the Consolidated Statement of Cash Flows. The Company does not enter into derivatives for trading or speculative purposes.
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
     The Company also uses forward exchange contracts to hedge its net investment in foreign operations against adverse movements in exchange rates. The forward contracts are designated as hedges of the net investment in a foreign operation. The Company hedges a portion of the net investment in certain of its foreign operations and measures ineffectiveness based upon changes in spot foreign exchange rates. The effective portion of the unrealized gains or losses on these contracts is recorded in foreign currency translation adjustment within OCI, and remains in AOCI until either the sale or complete or substantially complete liquidation of the subsidiary. The cash flows from these contracts are reported as investing activities in the Consolidated Statement of Cash Flows.

Notes to Consolidated Financial Statements (unaudited) (continued)
Interest Rate Risk Management
     In June 2011, the Company terminated nine interest rate swap contracts with a total notional amount of $3.5 billion. These swaps effectively converted $3.5 billion of its fixed-rate notes, with maturity dates varying from March 2015 to June 2019, to floating rate instruments. As a result of the swap terminations, the Company received $175 million in cash, which included $36 million in accrued interest. The corresponding $139 million basis adjustment of the debt associated with the terminated swap contracts was deferred and is being amortized as a reduction of interest expense over the respective term of the notes. The cash flows from these contracts are reported as operating activities in the Consolidated Statement of Cash Flows.
     At June 30, 2011, the Company was a party to 13 pay-floating, receive-fixed interest rate swap contracts designated as fair value hedges of fixed-rate notes in which the notional amounts match the amount of the hedged fixed-rate notes. There are two swaps maturing in 2011 with notional amounts of $125 million each that effectively convert the Company’s $250 million, 5.125% fixed-rate notes due 2011 to floating rate instruments. There are five swaps maturing in 2015 with notional amounts of $150 million each that effectively convert $750 million of the Company’s 4.0% fixed-rate notes due 2015 to floating rate instruments. There are six swaps maturing in 2016, two of which have notional amounts of $175 million each, and four of which have notional amounts of $125 million each, that effectively convert the Company’s $850 million, 2.25% fixed-rate notes due 2016 to floating rate instruments. The interest rate swap contracts are designated hedges of the fair value changes in the notes attributable to changes in the benchmark London Interbank Offered Rate (“LIBOR”) swap rate. The fair value changes in the notes attributable to changes in the benchmark interest rate are recorded in interest expense and offset by the fair value changes in the swap contracts. The cash flows from these contracts are reported as operating activities in the Consolidated Statement of Cash Flows.
     Presented in the table below is the fair value of derivatives segregated between those derivatives that are designated as hedging instruments and those that are not designated as hedging instruments:

		June 30, 2011			December 31, 2010
		Fair Value of Derivative		U.S. Dollar	Fair Value of Derivative		U.S. Dollar
($ in millions)	Balance Sheet Caption	Asset	Liability	Notional	Asset	Liability	Notional

Derivatives Designated as Hedging Instruments

Foreign exchange contracts (current)	Deferred income taxes and other current assets	$91	$—	$3,696	$167	$—	$2,344
Foreign exchange contracts (non-current)	Other assets	288	—	4,469	310	—	3,720
Foreign exchange contracts (current)	Accrued and other current liabilities	—	40	1,825	—	18	1,505
Foreign exchange contracts (non-current)	Deferred income taxes and noncurrent liabilities	—	3	113	—	6	503
Interest rate swaps (current)	Deferred income taxes and other current assets	6	—	250	—	—	—
Interest rate swaps (non-current)	Other assets	66	—	1,600	56	—	1,000
Interest rate swaps (non-current)	Deferred income taxes and noncurrent liabilities	—	—	—	—	7	850

		$451	$43	$11,953	$533	$31	$9,922

Derivatives Not Designated as Hedging Instruments

Foreign exchange contracts (current)	Deferred income taxes and other current assets	$106	$—	$7,894	$95	$—	$6,295

Foreign exchange contracts (current)	Accrued and other current liabilities	—	25	3,736	—	30	4,229

		$106	$25	$11,630	$95	$30	$10,524

		$557	$68	$23,583	$628	$61	$20,446

Notes to Consolidated Financial Statements (unaudited) (continued)
     The table below provides information on the location and pretax gain or loss amounts for derivatives that are: (i) designated in a fair value hedging relationship, (ii) designated in a cash flow hedging relationship, (iii) designated in a foreign currency hedging relationship (net investment hedge) and (iv) not designated in a hedging relationship:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2011	2010	2011	2010

Derivatives designated in fair value hedging relationships
Interest rate swap contracts
Amount of gain recognized in Other (income) expense, net on derivatives	$(126)	$(13)	$(163)	$(35)
Amount of loss recognized in Other (income) expense, net on hedged item	126	13	163	35

Derivatives designated in foreign currency cash flow hedging relationships
Foreign exchange contracts
Amount of loss (gain) reclassified from AOCI to Sales	20	(5)	27	14
Amount of loss (gain) recognized in OCI on derivatives	69	(190)	252	(284)

Derivatives designated in foreign currency net investment hedging relationships
Foreign exchange contracts
Amount of gain recognized in Other (income) expense, net on derivatives (1)	(2)	—	(8)	—
Amount of loss recognized in OCI on derivatives	33	—	34	—

Derivatives not designated in a hedging relationship
Foreign exchange contracts
Amount of loss (gain) recognized in Other (income) expense, net on derivatives (2)	33	(117)	349	(185)
Amount of gain recognized in Sales on hedged item	—	(46)	—	(113)

(1)	There was no ineffectiveness on the hedge. Represents the amount excluded from hedge effectiveness testing.

(2)	These derivative contracts mitigate changes in the value of remeasured foreign currency denominated monetary assets and liabilities attributable to changes in foreign currency exchange rates.
     At June 30, 2011, the Company estimates $107 million of pretax net unrealized losses on derivatives maturing within the next 12 months that hedge foreign currency denominated sales over that same period will be reclassified from AOCI to Sales. The amount ultimately reclassified to Sales may differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity.
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

	Fair Value Measurements Using				Fair Value Measurements Using
	Quoted Prices	Significant			Quoted Prices	Significant
	In Active	Other	Significant		In Active	Other	Significant
	Markets for	Observable	Unobservable		Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs		Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total

($ in millions)	June 30, 2011				December 31, 2010

Assets
Investments
Commercial paper	$—	$1,411	$—	$1,411	$—	$1,046	$—	$1,046
Corporate notes and bonds	—	1,377	—	1,377	—	1,133	—	1,133
U.S. government and agency securities	—	523	—	523	—	500	—	500
Municipal securities	—	—	—	—	—	361	—	361
Asset-backed securities (1)	—	183	—	183	—	171	—	171
Mortgage-backed securities (1)	—	134	—	134	—	99	13	112
Foreign government bonds	—	56	—	56	—	10	—	10
Equity securities	96	31	—	127	117	23	—	140
Other debt securities	—	3	—	3	—	3	—	3

	96	3,718	—	3,814	117	3,346	13	3,476

Other assets
Securities held for employee compensation	197	—	—	197	181	—	—	181

Derivative assets (2)
Purchased currency options	—	379	—	379	—	477	—	477
Forward exchange contracts	—	106	—	106	—	95	—	95
Interest rate swaps	—	72	—	72	—	56	—	56

	—	557	—	557	—	628	—	628

Total assets	$293	$4,275	$—	$4,568	$298	$3,974	$13	$4,285

Liabilities
Derivative liabilities (2)
Written currency options	$—	$6	$—	$6	$—	$—	$—	$—
Forward exchange contracts	—	62	—	62	—	54	—	54
Interest rate swaps	—	—	—	—	—	7	—	7

Total liabilities	$—	$68	$—	$68	$—	$61	$—	$61

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
     There were no significant transfers between Level 1 and Level 2 during the second quarter or first six months of 2011. As of June 30, 2011, Cash and cash equivalents of $12.3 billion included $11.8 billion of cash equivalents.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
     The table below provides a summary of the changes in fair value of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2011	2010	2011	2010

Beginning balance	$—	$20	$13	$72
Sales	—	(8)	(13)	(61)
Settlements	—	—	—	(2)
Total realized and unrealized gains (losses)
Included in:
Earnings (1)	—	6	—	18
Comprehensive income	—	(1)	—	(10)

Ending balance	$—	$17	$—	$17

Losses recorded in earnings for Level 3 assets still held at June 30	$—	$—	$—	$—

(1)	Amounts are recorded in Other (income) expense, net.
Financial Instruments not Measured at Fair Value
     Some of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature, such as cash and cash equivalents, receivables and payables.
     The estimated fair value of loans payable and long-term debt (including current portion) at June 30, 2011 was $18.8 billion compared with a carrying value of $18.3 billion and at December 31, 2010 was $18.7 billion compared with a carrying value of $17.9 billion. Fair value was estimated using quoted dealer prices.
     A summary of gross unrealized gains and losses on available-for-sale investments recorded in AOCI is as follows:

	June 30, 2011				December 31, 2010
	Fair	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized
($ in millions)	Value	Cost	Gains	Losses	Value	Cost	Gains	Losses

Commercial paper	$1,411	$1,411	$—	$—	$1,046	$1,046	$—	$—
Corporate notes and bonds	1,377	1,363	15	(1)	1,133	1,124	12	(3)
U.S. government and agency securities	523	523	2	(2)	500	501	1	(2)
Municipal securities	—	—	—	—	361	359	4	(2)
Asset-backed securities	183	182	1	—	171	170	1	—
Mortgage-backed securities	134	134	1	(1)	112	108	5	(1)
Foreign government bonds	56	56	—	—	10	10	—	—
Other debt securities	3	1	2	—	3	1	2	—
Equity securities	324	307	17	—	321	295	34	(8)

	$4,011	$3,977	$38	$(4)	$3,657	$3,614	$59	$(16)

     Available-for-sale debt securities included in Short-term investments totaled $1.6 billion at June 30, 2011. Of the remaining debt securities, $1.8 billion mature within five years. At June 30, 2011, there were no debt securities pledged as collateral.
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
     The majority of the Company’s accounts receivable arise from product sales in the United States and Europe and are primarily due from drug wholesalers and retailers, hospitals, government agencies, managed health

Notes to Consolidated Financial Statements (unaudited) (continued)
care providers and pharmacy benefit managers. The Company monitors the financial performance and credit worthiness of its customers so that it can properly assess and respond to changes in their credit profile. The Company also continues to monitor economic conditions, including the volatility associated with international sovereign economies, and associated impacts on the financial markets and its business, taking into consideration the global economic downturn and the sovereign debt issues in certain European countries. The Company continues to monitor the credit and economic conditions within Greece, Spain, Italy and Portugal, among other members of the EU. These deteriorating economic conditions, as well as inherent variability of timing of cash receipts, have resulted in, and may continue to result in, an increase in the average length of time that it takes to collect accounts receivable outstanding. The Company does not expect to have write-offs or adjustments to accounts receivable which would have a material adverse impact on our financial position or results of operations. In the second quarter of 2011, the Company’s accounts receivable in Greece, Italy, Spain and Portugal totaled approximately $1.8 billion of which hospital and public sector receivables were approximately 75%. As of June 30, 2011, the Company’s total accounts receivable outstanding for more than one year were approximately $370 million, of which approximately 90% related to accounts receivable in Greece, Italy, Spain and Portugal, mostly comprised of hospital and public sector receivables.
     Derivative financial instruments are executed under International Swaps and Derivatives Association master agreements. The master agreements with several of the Company’s financial institution counterparties also include credit support annexes. These annexes contain provisions that require collateral to be exchanged depending on the value of the derivative assets and liabilities, the Company’s credit rating, and the credit rating of the counterparty. As of June 30, 2011 and December 31, 2010, the Company had received cash collateral of $114 million and $157 million, respectively, from various counterparties which is recorded in Accrued and other current liabilities. The Company had not advanced any cash collateral to counterparties as of June 30, 2011 or December 31, 2010.
6. Inventories
     Inventories consisted of:

	June 30,	December 31,
($ in millions)	2011	2010

Finished goods	$1,440	$1,484
Raw materials and work in process	6,036	5,449
Supplies	298	315

Total (approximates current cost)	7,774	7,248
Reduction to LIFO costs	(141)	(186)

	$7,633	$7,062

Recognized as:
Inventories	$6,225	$5,868
Other assets	1,408	1,194

     As of June 30, 2011 and December 31, 2010, $155 million and $225 million, respectively, of purchase accounting adjustments to inventories remained which are recognized as a component of Materials and production costs as the related inventories are sold. Amounts recognized as Other assets are comprised almost entirely of raw materials and work in process inventories. At June 30, 2011 and at December 31, 2010, these amounts included $1.3 billion and $1.0 billion, respectively, of inventories not expected to be sold within one year, principally vaccines. In addition, these amounts included $111 million and $197 million at June 30, 2011 and December 31, 2010, respectively, of inventories produced in preparation for product launches.
7. Other Intangibles
     At the time of the Merger, the Company measured the fair value of Schering-Plough’s marketed products and legacy pipeline programs and capitalized these amounts. During the second quarter of 2011, the Company recorded an intangible asset impairment charge of $118 million within Materials and production costs related to a marketed product. Also, during the second quarter and first six months of 2011, the Company recorded $19 million and $321 million, respectively, of in-process research and development (“IPR&D”) impairment charges within Research and development expenses primarily for pipeline programs that had previously been deprioritized and were deemed to have no alternative use in the period. During the first six months of 2010, the Company recorded $27 million of IPR&D impairment charges attributable to compounds identified during the Company’s pipeline prioritization review that were abandoned and determined to have either no alternative use or were returned to the respective licensor. The Company may recognize additional non-cash impairment charges in the future related to marketed

Notes to Consolidated Financial Statements (unaudited) (continued)
     products or for the cancellation of other legacy Schering-Plough pipeline programs and such charges could be material.
8. Joint Ventures and Other Equity Method Affiliates
     Equity income from affiliates reflects the performance of the Company’s joint ventures and other equity method affiliates and was comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2011	2010	2011	2010

AstraZeneca LP	$44	$40	$177	$165
Other (1)	11	3	16	15

	$55	$43	$193	$180

(1)	Primarily reflects results from Sanofi Pasteur MSD and Johnson & Johnson°Merck Consumer Pharmaceuticals Company.
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
     Summarized financial information for AZLP is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2011	2010	2011	2010

Sales	$1,181	$1,297	$2,336	$2,590
Materials and production costs	516	626	1,061	1,259
Other expense, net	345	313	646	455

Income before taxes (1)	$320	$358	$629	$876

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
Vioxx Litigation
Product Liability Lawsuits
     As previously disclosed, individual and putative class actions have been filed against Old Merck in state and federal courts alleging personal injury and/or economic loss with respect to the purchase or use of Vioxx. All such actions filed in federal court are coordinated in a multidistrict litigation in the U.S. District Court for the Eastern District of Louisiana (the “Vioxx MDL”) before District Judge Eldon E. Fallon. A number of such actions filed in state court are coordinated in separate coordinated proceedings in state courts in California and Texas. (All of the actions discussed in this paragraph and in “Other Lawsuits” below are collectively referred to as the “Vioxx Product Liability Lawsuits.”)
     Of the plaintiff groups in the Vioxx Product Liability Lawsuits described above, the vast majority were dismissed as a result of the Vioxx Settlement Program, which has been described previously. As of June 30, 2011, approximately 30 plaintiff groups who were otherwise eligible for the Settlement Program did not participate and their claims remain pending against Old Merck. In addition, the claims of approximately 100 plaintiff groups who were not eligible for the Settlement Program remain pending against Old Merck, a number of which are subject to various motions to dismiss for failure to comply with court-ordered deadlines.
     There are no U.S. Vioxx Product Liability Lawsuits currently scheduled for trial in 2011. Old Merck has previously disclosed the outcomes of several Vioxx Product Liability Lawsuits that were tried prior to 2010. Of the cases that went to trial, there are two unresolved post-trial appeals: Ernst v. Merck and Garza v. Merck. Merck has previously disclosed the details associated with these cases and the grounds for Merck’s appeals.
Other Lawsuits
     There are still pending in various U.S. courts putative class actions purportedly brought on behalf of individual purchasers or users of Vioxx seeking reimbursement for alleged economic loss. In the Vioxx MDL proceeding, approximately 30 such class actions remain. In June 2010, Old Merck moved to strike the class claims or for judgment on the pleadings regarding the master complaint, which includes the above-referenced cases, and briefing on that motion was completed in September 2010. The Vioxx MDL court heard oral argument on Old Merck’s motion in October 2010, and took it under advisement.
     In June 2008, a Missouri state court certified a class of Missouri plaintiffs seeking reimbursement for out-of-pocket costs relating to Vioxx. Trial is scheduled to begin on May 21, 2012. In addition, in Indiana, plaintiffs have filed a motion to certify a class of Indiana Vioxx purchasers in a case pending before the Circuit Court of Marion County, Indiana. In April 2010, a Kentucky state court denied Old Merck’s motion for summary judgment and certified a class of Kentucky plaintiffs seeking reimbursement for out-of-pocket costs relating to Vioxx. The Kentucky Court of Appeals denied Old Merck’s petition for a writ of mandamus, and the Kentucky Supreme Court has affirmed that ruling. The trial court entered an amended class certification order on January 27, 2011, and Merck has appealed that ruling to the Kentucky Court of Appeals.
     Old Merck has also been named as a defendant in several lawsuits brought by, or on behalf of, government entities. Twelve of these suits are being brought by state Attorneys General and one has been brought on behalf of a county. All of these actions, except for a suit brought by the Attorney General of Michigan, are in the Vioxx MDL proceeding. The Michigan Attorney General case was remanded to state court. The trial court denied Old Merck’s motion to dismiss, but the Court of Appeals reversed that ruling on March 17, 2011, ordering the trial court to dismiss the case. The Michigan Attorney General has sought review before the Michigan Supreme Court, and its petition is currently pending. These actions allege that Old Merck misrepresented the safety of Vioxx. All but one of these suits seeks recovery for expenditures on Vioxx by government-funded health care programs such as Medicaid, along with other relief such as penalties and attorneys’ fees. An action brought by the Attorney General of Kentucky seeks only penalties for alleged Consumer Fraud Act violations. The lawsuit brought by the county is a class action filed by Santa Clara County, California on behalf of all similarly situated California counties. Old Merck moved to dismiss the case brought by the Attorney General of Oklahoma in December 2010.
     In March 2010, Judge Fallon partially granted and partially denied Old Merck’s motion for summary judgment in the Louisiana Attorney General case. A trial on the remaining claims before Judge Fallon was

Notes to Consolidated Financial Statements (unaudited) (continued)
completed in April 2010 and Judge Fallon found in favor of Old Merck in June 2010 dismissing the Attorney General’s remaining claims with prejudice. The Louisiana Attorney General filed a notice of appeal.
Shareholder Lawsuits
     As previously disclosed, in addition to the Vioxx Product Liability Lawsuits, various putative class actions and individual lawsuits under federal and state securities laws have been filed against Old Merck and various current and former officers and directors (the “Vioxx Securities Lawsuits”). As previously disclosed, the Vioxx Securities Lawsuits have been transferred by the Judicial Panel on Multidistrict Litigation (the “JPML”) to the U.S. District Court for the District of New Jersey before District Judge Stanley R. Chesler for inclusion in a nationwide MDL (the “Shareholder MDL”), and have been consolidated for all purposes. In June 2010, Old Merck moved to dismiss the Fifth Amended Class Action Complaint in the consolidated securities action. Oral argument on the motion to dismiss was held on July 12, 2011.
     As previously disclosed, several individual securities lawsuits filed by foreign institutional investors also are consolidated with the Vioxx Securities Lawsuits. By stipulation, defendants are not required to respond to these complaints until the resolution of any motions to dismiss in the consolidated securities class action.
     In addition, as previously disclosed, various putative class actions have been filed in federal court under the Employee Retirement Income Security Act (“ERISA”) against Old Merck and certain current and former officers and directors (the “Vioxx ERISA Lawsuits”). Those cases were consolidated in the Shareholder MDL before Judge Chesler. Fact discovery in the Vioxx ERISA Lawsuits closed in September 2010 and expert discovery closed on May 20, 2011. On June 20, 2011, Old Merck filed a motion for summary judgment, and plaintiffs filed a motion for partial summary judgment; those motions will be fully briefed on August 12, 2011. As previously disclosed, in February 2009, the court denied the motion for class certification as to one count, and granted the motion as to the remaining counts in Consolidated Amended Complaint in the Vioxx ERISA Lawsuits. On June 21, 2011, plaintiffs filed a renewed motion for class certification on the count that the court had previously ruled could not be decided on a class-wide basis; Old Merck filed an opposition to that renewed motion on July 1, 2011, and plaintiffs filed a reply on July 14, 2011. The motion is awaiting a decision by the court. Under the scheduling order, a final pre-trial order is due on November 1, 2011, and a final pre-trial conference is scheduled for November 15, 2011. No trial date has been set.
International Lawsuits
     As previously disclosed, in addition to the lawsuits discussed above, Old Merck has been named as a defendant in litigation relating to Vioxx in Australia, Brazil, Canada, Europe and Israel (collectively, the “Vioxx Foreign Lawsuits”).
Insurance
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
Investigations
     As previously disclosed, Old Merck has received subpoenas from the Department of Justice (“DOJ”) requesting information related to Old Merck’s research, marketing and selling activities with respect to Vioxx in a federal health care investigation under criminal statutes. This investigation included subpoenas for witnesses to appear before a grand jury. As previously disclosed, in March 2009, Old Merck received a letter from the U.S. Attorney’s Office for the District of Massachusetts identifying it as a target of the grand jury investigation regarding Vioxx. In the third quarter of 2010, the Company established a $950 million reserve (the “Vioxx Liability Reserve”) in connection with the anticipated resolution of the DOJ’s investigation. The Company’s discussions with the government are ongoing. Until they are concluded, there can be no certainty about a definitive resolution. The

Notes to Consolidated Financial Statements (unaudited) (continued)
Company is cooperating with the DOJ in its investigation (the “Vioxx Investigation”). The Company cannot predict the outcome of these inquiries; however, they could result in potential civil and/or criminal remedies.
Reserves
     There are no U.S. Vioxx Product Liability Lawsuits currently scheduled for trial in 2011. The Company cannot predict the timing of any other trials related to the Vioxx Litigation (as defined below). The Company believes that it has meritorious defenses to the Vioxx Product Liability Lawsuits, Vioxx Shareholder Lawsuits and Vioxx Foreign Lawsuits (collectively, the “Vioxx Lawsuits”) and will vigorously defend against them. In view of the inherent difficulty of predicting the outcome of litigation, particularly where there are many claimants and the claimants seek indeterminate damages, the Company is unable to predict the outcome of these matters, and at this time cannot reasonably estimate the possible loss or range of loss with respect to the Vioxx Lawsuits not included in the Settlement Program. Unfavorable outcomes in the Vioxx Litigation could have a material adverse effect on the Company’s financial position, liquidity and results of operations.
     Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. As of December 31, 2010, the Company had an aggregate reserve of approximately $76 million (the “Vioxx Legal Defense Costs Reserve”) solely for future legal defense costs related to the Vioxx Litigation.
     During the first six months of 2011, the Company spent approximately $37 million in the aggregate, including $21 million in the second quarter, in legal defense costs worldwide related to (i) the Vioxx Product Liability Lawsuits, (ii) the Vioxx Shareholder Lawsuits, (iii) the Vioxx Foreign Lawsuits, and (iv) the Vioxx Investigation (collectively, the “Vioxx Litigation”). In addition, in the second quarter, the Company recorded a charge of $19 million solely for its future legal defense costs for the Vioxx Litigation. Consequently, as of June 30, 2011, the aggregate amount of the Vioxx Legal Defense Costs Reserve was approximately $58 million, which is solely for future legal defense costs for the Vioxx Litigation. Some of the significant factors considered in the review of the Vioxx Legal Defense Costs Reserve were as follows: the actual costs incurred by the Company; the development of the Company’s legal defense strategy and structure in light of the scope of the Vioxx Litigation, including the Settlement Agreement and the lawsuits that are continuing; the number of cases being brought against the Company; the costs and outcomes of completed trials and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the Vioxx Litigation. The amount of the Vioxx Legal Defense Costs Reserve as of June 30, 2011 represents the Company’s best estimate of the minimum amount of defense costs to be incurred in connection with the remaining aspects of the Vioxx Litigation; however, events such as additional trials in the Vioxx Litigation and other events that could arise in the course of the Vioxx Litigation could affect the ultimate amount of defense costs to be incurred by the Company.
     The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase the Vioxx Legal Defense Costs Reserve at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.
Other Product Liability Litigation
Fosamax
     As previously disclosed, Old Merck is a defendant in product liability lawsuits in the United States involving Fosamax (the “Fosamax Litigation”). As of June 30, 2011, approximately 1,650 cases, which include approximately 2,050 plaintiff groups, had been filed and were pending against Old Merck in either federal or state court, including one case which seeks class action certification, as well as damages and/or medical monitoring. In approximately 1,115 of these actions, plaintiffs allege, among other things, that they have suffered osteonecrosis of the jaw (“ONJ”), generally subsequent to invasive dental procedures, such as tooth extraction or dental implants and/or delayed healing, in association with the use of Fosamax. In addition, plaintiffs in approximately 535 of these actions generally allege that they sustained femur fractures and/or other bone injuries in association with the use of Fosamax.
     Cases Alleging ONJ and/or Other Jaw Related Injuries
     In August 2006, the JPML ordered that certain Fosamax product liability cases pending in federal courts nationwide should be transferred and consolidated into one multidistrict litigation (the “Fosamax MDL”) for coordinated pre-trial proceedings. The Fosamax MDL has been transferred to Judge John Keenan in the U.S. District Court for the Southern District of New York. As a result of the JPML order, approximately 910 of the cases are before Judge Keenan. Judge Keenan issued a Case Management Order (and various amendments thereto) which set forth a schedule governing the proceedings focused primarily upon resolving the class action certification

Notes to Consolidated Financial Statements (unaudited) (continued)
motions in 2007 and completing fact discovery in an initial group of 25 cases by October 1, 2008. In January 2008, briefing and argument on plaintiffs’ motions for certification of medical monitoring classes were completed in 2007 after Judge Keenan issued an order denying the motions. Also in January 2008, Judge Keenan issued a further order dismissing with prejudice all class claims asserted in the first four class action lawsuits filed against Old Merck that sought personal injury damages and/or medical monitoring relief on a class wide basis. Daubert motions were filed in May 2009 and Judge Keenan conducted a Daubert hearing in July 2009. In July 2009, Judge Keenan issued his ruling on the parties’ respective Daubert motions. The ruling denied the Plaintiff Steering Committee’s motion and granted in part and denied in part Old Merck’s motion. In the first Fosamax MDL trial, Boles v. Merck, the Fosamax MDL court declared a mistrial because the eight person jury could not reach a unanimous verdict. The Boles case was retried in June 2010 and resulted in a verdict in favor of the plaintiff in the amount of $8 million. Merck filed post-trial motions seeking judgment as a matter of law or, in the alternative, a new trial. In October 2010, the court denied Merck’s post-trial motions but sua sponte ordered a remittitur, reducing the verdict to $1.5 million. Plaintiff rejected the remittitur ordered by the court and requested a new trial on damages. The Company has filed a motion for interlocutory appeal, which included Merck’s motion that the district court certify legal issues for appeal to the U.S. Court of Appeals for the Second Circuit. On June 29, 2011, the district court granted Merck’s motion and certified one legal question for appeal, which is now pending.
     In the next Fosamax MDL trial, Maley v. Merck, the jury in May 2010 returned a unanimous verdict in Merck’s favor. In February 2010, Judge Keenan selected a new bellwether case, Judith Graves v. Merck, to replace the Flemings bellwether case, which the Fosamax MDL court dismissed when it granted summary judgment in favor of Old Merck. In November 2010, the Second Circuit affirmed the court’s granting of summary judgment in favor of Old Merck in the Flemings case. In Graves, the jury returned a unanimous verdict in favor of Old Merck in November 2010.
     The next trials scheduled in the Fosamax MDL are Secrest v. Merck, which was scheduled to begin on March 14, 2011, but has been continued until September 7, 2011, and Hester v. Merck, which was scheduled to begin on May 9, 2011, but after Merck filed its motion for summary judgment, plaintiff’s counsel dismissed Hester with prejudice. On April 27, 2011, Judge Keenan selected Raber v. Merck as the case to replace Hester and set the trial for Raber to begin on November 7, 2011. In addition, Judge Keenan ordered on February 4, 2011 that there will be two further bellwether trials conducted in the Fosamax MDL: Spano v. Merck is expected to be tried on February 27, 2012 and Jellema v. Merck is expected be tried on May 13, 2012.
     Outside the Fosamax MDL, a trial in Florida, Anderson v. Merck, was scheduled to begin in June 2010 but the Florida state court postponed the trial date and a new date has been set for March 5, 2012. The trial ready date in Carballo v. Merck has been continued from August 22, 2011 until January 9, 2012.
     In addition, in July 2008, an application was made by the Atlantic County Superior Court of New Jersey requesting that all of the Fosamax cases pending in New Jersey be considered for mass tort designation and centralized management before one judge in New Jersey. In October 2008, the New Jersey Supreme Court ordered that all pending and future actions filed in New Jersey arising out of the use of Fosamax and seeking damages for existing dental and jaw-related injuries, including ONJ, but not solely seeking medical monitoring, be designated as a mass tort for centralized management purposes before Judge Carol E. Higbee in Atlantic County Superior Court. As of June 30, 2011, approximately 190 ONJ cases were pending against Old Merck in Atlantic County, New Jersey. In July 2009, Judge Higbee entered a Case Management Order (and various amendments thereto) setting forth a schedule that contemplates completing fact and expert discovery in an initial group of cases to be reviewed for trial. On February 14, 2011, the jury in Rosenberg v. Merck, the first trial in the New Jersey coordinated proceeding, returned a verdict in Merck’s favor. A trial in the Rifkin v. Merck, Flores v. Merck and Sessner v. Merck cases is scheduled for February 27, 2012.
     In California, the parties are reviewing the claims of three plaintiffs in the Carrie Smith, et al. v. Merck case and the claims in Pedrojetti v. Merck. The cases of one or more of these plaintiffs is expected to be tried in March 2012.
     Discovery is ongoing in the Fosamax MDL litigation, the New Jersey coordinated proceeding, and the remaining jurisdictions where Fosamax cases are pending. The Company intends to defend against these lawsuits.
     Cases Alleging Femur Fractures and/or Other Bone Injuries
     As of June 30, 2011, approximately 430 cases alleging femur fractures and/or other bone injuries have been filed in New Jersey state court and are pending before Judge Higbee in Atlantic County Superior Court. A Case

Notes to Consolidated Financial Statements (unaudited) (continued)
Management Order setting forth a schedule with respect to the review of these cases is expected but has not yet been entered and no trial dates for any of the New Jersey state femur fracture cases has been set.
     On March 23, 2011, Merck submitted a Motion to Transfer to the JPML seeking to have all federal cases alleging femur fractures and other bone injuries consolidated into one multidistrict litigation for coordinated pre-trial proceedings. The Motion to Transfer was granted on May 23, 2011, and all federal cases involving allegations of femur fracture or other bone injuries have been or will be transferred to the District of New Jersey where the Fosamax MDL is sited. Judge Garrett Brown has been assigned to preside over this second Fosamax MDL proceeding.
     A petition was filed seeking to coordinate all femur fracture cases filed in California state court before a single judge in Orange County, California. The petition was granted and Judge Ronald L. Bauer will preside over the coordinated proceedings. No scheduling order has yet been entered.
     Additionally, there are three femur fracture cases pending in other state courts. One case is pending in Massachusetts, one is pending in Florida, and one is pending in Oregon.
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
     As of June 30, 2011, there were approximately 815 NuvaRing cases. Of these cases, 690 are pending in the NuvaRing MDL in the U.S. District Court for the Eastern District of Missouri before Judge Rodney Sippel, and 122 are pending in consolidated discovery proceedings in the Bergen County Superior Court of New Jersey before Judge Brian R. Martinotti. Four additional cases are pending in various other state courts.
     Pursuant to orders of Judge Sippel in the NuvaRing MDL, the parties selected 26 trial pool cases which are the subject of fact discovery and this pool was recently narrowed to eight cases from which the first trial cases will be selected. Pursuant to Judge Martinotti’s order, the parties selected an additional 10 trial pool cases that are the subject of fact discovery in the New Jersey consolidated proceedings. Based on a revised scheduling order entered in both jurisdictions, fact discovery in the trial pool cases ended on June 24, 2011 and the Company expects expert discovery to be completed by the end of February 2012. Based on the scheduling orders in place in each jurisdiction, the Company anticipates that status conferences in each coordinated proceeding will be held in March 2012 to determine a methodology for selecting the first cases to be tried. The Company intends to defend against these lawsuits.
Governmental Proceedings
     The DOJ has issued a subpoena requesting information related to the Company’s marketing and selling activities with respect to Temodar, PegIntron and Intron A, from January 1, 2004 to the present, in a federal health care investigation under criminal statutes. The Company is cooperating with the DOJ’s investigation.

Notes to Consolidated Financial Statements (unaudited) (continued)
Vytorin/Zetia Litigation
     As previously disclosed, in April 2008, an Old Merck shareholder filed a putative class action lawsuit in federal court in the Eastern District of Pennsylvania alleging that Old Merck violated the federal securities laws. This suit has since been withdrawn and re-filed in the District of New Jersey and has been consolidated with another federal securities lawsuit under the caption In re Merck & Co., Inc. Vytorin Securities Litigation. An amended consolidated complaint was filed in October 2008, and names as defendants Old Merck; Merck/Schering-Plough Pharmaceuticals, LLC; and certain of the Company’s current and former officers and directors. Specifically, the complaint alleges that Old Merck delayed releasing unfavorable results of the ENHANCE clinical trial regarding the efficacy of Vytorin and that Old Merck made false and misleading statements about expected earnings, knowing that once the results of the Vytorin study were released, sales of Vytorin would decline and Old Merck’s earnings would suffer. In December 2008, Old Merck and the other defendants moved to dismiss this lawsuit on the grounds that the plaintiffs failed to state a claim for which relief can be granted. In September 2009, the court issued an opinion and order denying the defendants’ motion to dismiss this lawsuit and, in October 2009, Old Merck and the other defendants filed an answer to the amended consolidated complaint. There is a similar consolidated, putative class action securities lawsuit pending in the District of New Jersey, filed by a Schering-Plough shareholder against Schering-Plough and its former Chairman, President and Chief Executive Officer, Fred Hassan, under the caption In re Schering-Plough Corporation/ENHANCE Securities Litigation. The amended consolidated complaint was filed in September 2008 and names as defendants Schering-Plough; Merck/Schering-Plough Pharmaceuticals, LLC; certain of the Company’s current and former officers and directors; and underwriters who participated in an August 2007 public offering of Schering-Plough’s common and preferred stock. In December 2008, Schering-Plough and the other defendants filed motions to dismiss this lawsuit on the grounds that the plaintiffs failed to state a claim for which relief can be granted. In September 2009, the court issued an opinion and order denying the defendants’ motion to dismiss this lawsuit. The defendants filed an answer to the consolidated amended complaint in November 2009.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
     In November 2009, a stockholder of the Company filed a shareholder derivative lawsuit, In re Local No. 38 International Brotherhood of Electrical Workers Pension Fund v. Clark (“Local No. 38”), in the District of New Jersey, on behalf of the nominal defendant, the Company, and all shareholders of the Company, against the Company; certain of the Company’s officers, directors and alleged insiders; and certain of the predecessor companies’ former officers, directors and alleged insiders for alleged breaches of fiduciary duties, waste, unjust enrichment and gross mismanagement. A similar shareholder derivative lawsuit, Cain v. Hassan, was filed by a Schering-Plough stockholder and is currently pending in the District of New Jersey. An amended complaint was filed in May 2008, by the Schering-Plough stockholder on behalf of the nominal defendant, Schering-Plough, and all Schering-Plough shareholders. The lawsuit is against the Company, Schering-Plough’s then-current Board of Directors, and certain of Schering-Plough’s current and former officers, directors and alleged insiders. The plaintiffs in both Local No. 38 and Cain v. Hassan alleged that the defendants withheld the ENHANCE study results and made false and misleading statements, thereby deceiving and causing harm to the Company and Schering-Plough, respectively, and to the investing public, unjustly enriching insiders and wasting corporate assets. The plaintiff in Local No. 38 voluntarily dismissed the suit without prejudice on April 29, 2011. The defendants in Cain v. Hassan filed a second amended complaint on June 3, 2011. The defendants intend to move to dismiss the second amended complaint. In November 2010, a Company shareholder filed a derivative lawsuit in state court in New Jersey. This case, captioned Rose v. Hassan, asserts claims that are substantially identical to the claims alleged in Cain v. Hassan. On July 7, 2011, the defendants in Rose moved to stay the case or to dismiss it without prejudice in favor of the federal derivative action. That motion is fully briefed and a decision is pending.
     Discovery in the lawsuits referred to in this section (collectively, the “ENHANCE Litigation”) will be coordinated and has commenced. The Company believes that it has meritorious defenses to the ENHANCE Litigation and intends to vigorously defend against these lawsuits. The Company is unable to predict the outcome of these matters and at this time cannot reasonably estimate the possible loss or range of loss with respect to the ENHANCE Litigation. Unfavorable outcomes resulting from the ENHANCE Litigation could have a material adverse effect on the Company’s financial position, liquidity and results of operations.
Insurance
     The Company has Directors and Officers insurance coverage applicable to the Vytorin shareholder lawsuits with stated upper limits of approximately $250 million. The Company has Fiduciary and other insurance for the Vytorin ERISA lawsuits with stated upper limits of approximately $265 million. There are disputes with the insurers about the availability of some or all of the Company’s insurance coverage for these claims and there are likely to be additional disputes. The amounts actually recovered under the policies discussed in this paragraph may be less than the stated limits.
Commercial Litigation
AWP Litigation and Investigations
     As previously disclosed, the Company and/or certain of its subsidiaries remain defendants in cases brought by various states and certain New York counties alleging manipulation by pharmaceutical manufacturers of Average Wholesale Prices (“AWP”), which are sometimes used by public and private payors in calculating provider reimbursement levels. The outcome of these lawsuits could include substantial damages, the imposition of substantial fines and penalties and injunctive or administrative remedies. In January 2010, the U.S. District Court for the District of Massachusetts held that a unit of the Company and eight other drug makers overcharged New York City and 42 New York counties for certain generic drugs. The court has reserved the issue of damages and

Notes to Consolidated Financial Statements (unaudited) (continued)
any penalties for future proceedings. In a separate matter, in September 2010, a jury in the U.S. District Court for the District of Massachusetts found the Company liable on the ground that units of Schering-Plough caused Massachusetts to overpay pharmacists for prescriptions of albuterol. The District Court held that Massachusetts should be awarded approximately $13.8 million in treble damages and penalties, together with prejudgment interest and attorney’s fees, but Massachusetts has moved to amend the judgment to include substantially higher penalties. The Company intends to pursue a reversal of the verdict on appeal.
     During 2011, the Company settled certain AWP cases brought by the states of Utah, South Carolina, Alaska, Idaho, Kentucky, Pennsylvania, Mississippi, and Wisconsin. The Company and/or certain of its subsidiaries continue to be defendants in cases brought by 13 states and the New York counties.
Centocor Distribution Agreement
     In May 2009, Centocor, a wholly owned subsidiary of Johnson & Johnson, delivered to Schering-Plough a notice initiating an arbitration proceeding to resolve whether, as a result of the Merger, Centocor was permitted to terminate the Company’s rights to distribute and commercialize Remicade and Simponi. On April 15, 2011, the Company announced that it had settled the arbitration. Under the terms of the amended distribution agreement, Merck’s subsidiary, Schering-Plough (Ireland), relinquished exclusive marketing rights for Remicade and Simponi to Johnson & Johnson’s Janssen pharmaceutical companies in territories including Canada, Central and South America, the Middle East, Africa and Asia Pacific (“Relinquished Territories”), effective July 1, 2011. Merck retained exclusive marketing rights throughout Europe, Russia and Turkey (“Retained Territories”). The Retained Territories represent approximately 70% of Merck’s 2010 revenue of $2.8 billion from Remicade and Simponi, while the Relinquished Territories represent approximately 30%. In addition, all profit derived from Merck’s exclusive distribution of the two products in the Retained Territories will be equally divided between Merck and Johnson & Johnson, beginning July 1, 2011. Under the prior terms of the distribution agreement, the contribution income (profit) split, which was at 58% to Merck and 42% to Centocor Ortho Biotech Inc., would have declined for Merck and increased for Johnson & Johnson each year until 2014, when it would have been equally divided. Johnson & Johnson also received a one-time payment from Merck of $500 million in April 2011.
Patent Litigation
     From time to time, generic manufacturers of pharmaceutical products file Abbreviated New Drug Applications (“ANDAs”) with the FDA seeking to market generic forms of the Company’s products prior to the expiration of relevant patents owned by the Company. To protect its patent rights the Company may file patent infringement lawsuits against such generic companies. Certain products of the Company (or marketed via agreements with other companies) currently involved in such patent infringement litigation in the United States include: AzaSite, Cancidas, Integrilin, Nasonex, Nexium, Noxafil, Propecia, Temodar, Vytorin and Zetia. Similar lawsuits defending the Company’s patent rights may exist in other countries. The Company intends to vigorously defend its patents, which it believes are valid, against infringement by generic companies attempting to market products prior to the expiration of such patents. As with any litigation, there can be no assurance of the outcomes, which, if adverse, could result in significantly shortened periods of exclusivity for these products.
     AzaSite — In May 2011, a patent infringement suit was filed in the United States against Sandoz Inc. (“Sandoz”) in respect of Sandoz’s application to the FDA seeking pre-patent expiry approval to market a generic version of AzaSite. The lawsuit automatically stays FDA approval of Sandoz’s ANDA until October 2013 or until an adverse court decision, if any, whichever may occur earlier.
     Cancidas — In November 2009, a patent infringement lawsuit was filed in the United States against Teva Parenteral Medicines, Inc. (“TPM”) in respect of TPM’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Cancidas. That lawsuit has been dismissed with no rights granted to TPM. Also, in March 2010, a patent infringement lawsuit was filed in the United States against Sandoz in respect of Sandoz’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Cancidas. In June 2011, Sandoz amended its challenge to Merck’s Cancidas patents stating that it did not seek FDA approval any earlier than the expiry of a patent which occurs on July 26, 2015, but Sandoz did maintain its challenge to a Cancidas patent which expires on September 28, 2017. Therefore, the lawsuit will continue, however, the FDA cannot approve Sandoz’s application any earlier than July 26, 2015.
     Integrilin — In February 2009, a patent infringement lawsuit was filed (jointly with Millennium Pharmaceuticals, Inc. (“Millennium”)) in the United States against TPM in respect of TPM’s application to the FDA seeking approval to sell a generic version of Integrilin prior to the expiry of the last to expire listed patent. As TPM

Notes to Consolidated Financial Statements (unaudited) (continued)
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
     Nexium — In November 2005, a patent infringement lawsuit was filed (jointly with AstraZeneca) in the United States against Ranbaxy Laboratories Ltd. (“Ranbaxy”) in respect of Ranbaxy’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Nexium. As previously disclosed, AstraZeneca, Merck and Ranbaxy entered into a settlement agreement which provided that Ranbaxy would be entitled to bring its generic esomeprazole product to market in the United States on May 27, 2014. The Company and AstraZeneca each received a Civil Investigative Demand (“CID”) from the Federal Trade Commission (“FTC”) in July 2008 regarding the settlement agreement with Ranbaxy. The Company is cooperating with the FTC in responding to this CID. In March 2006, a patent infringement lawsuit was filed (jointly with AstraZeneca) against IVAX Pharmaceuticals, Inc. (“IVAX”) (later acquired by Teva Pharmaceuticals, Inc. (“Teva”)), in respect of IVAX’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Nexium. In January 2010, AstraZeneca, Merck and Teva/IVAX entered into a settlement agreement which provides that Teva/IVAX would be entitled to bring its generic esomeprazole product to market in the United States on May 27, 2014. Patent infringement lawsuits have also been filed in the United States against Dr. Reddy’s Laboratories (“Dr. Reddy’s”), Sandoz and Lupin Ltd. (“Lupin”) in respect to their respective applications to the FDA seeking pre-patent expiry approval to sell generic versions of Nexium. In January 2011, AstraZeneca, Merck and Dr. Reddy’s entered into a settlement agreement which provides that Dr. Reddy’s would be entitled to bring its generic esomeprazole product to market in the United States on May 27, 2014. In June 2011, AstraZeneca, Merck and Sandoz entered into a settlement agreement which provides that Sandoz would be entitled to bring its generic esomeprazole product to market in the United States on May 27, 2014. The lawsuit against Lupin is ongoing with no trial dates presently scheduled. In February 2011, a patent infringement lawsuit was filed (jointly with AstraZeneca) in the United States against Hamni USA, Inc. (“Hamni”) in respect of Hamni’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Nexium. A patent infringement lawsuit was also filed (jointly with AstraZeneca) in February 2010 in the United States against Sun Pharma Global Fze in respect of its application to the FDA seeking pre-patent expiry approval to sell a generic version of Nexium IV.
     Noxafil — In May 2011, a patent infringement suit was filed in the United States against Sandoz in respect of Sandoz’s application to the FDA seeking pre-patent expiry approval to market a generic version of Noxafil. The lawsuit automatically stays FDA approval of Sandoz’s ANDA until September 2013 or until an adverse court decision, if any, whichever may occur earlier.
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
     Temodar — In July 2007, a patent infringement action was filed (jointly with Cancer Research Technologies, Limited (“CRT”)) in the United States against Barr Laboratories (“Barr”) (later acquired by Teva) in respect of Barr’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Temodar. In January 2010, the court issued a decision finding the CRT patent unenforceable on grounds of prosecution laches and inequitable conduct. In November 2010, the appeals court issued a decision reversing the trial court’s finding. In December 2010, Barr filed a petition seeking a rehearing en banc of the appeal, which petition was denied. In June 2011, Barr filed a petition for review by the United States Supreme Court. By virtue of an agreement that Barr not launch a product during the appeal process, the Company has agreed that Barr can launch a product in August 2013.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
     Vytorin — In December 2009, a patent infringement lawsuit was filed in the United States against Mylan Pharmaceuticals, Inc. (“Mylan”) in respect of Mylan’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Vytorin. The lawsuit automatically stays FDA approval of Mylan’s application until May 2012 or until an adverse court decision, if any, whichever may occur earlier. A trial against Mylan jointly in respect of Zetia and Vytorin is scheduled to begin on December 5, 2011. In February 2010, a patent infringement lawsuit was filed in the United States against Teva in respect of Teva’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Vytorin. In July 2011, the patent infringement lawsuit was dismissed and Teva agreed not to sell generic versions of Zetia or Vytorin until the Company’s exclusivity rights expire on April 25, 2017, except in certain circumstances. In August 2010, a patent infringement lawsuit was filed in the United States against Impax Laboratories Inc. (“Impax”) in respect of Impax’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Vytorin. An agreement was reached with Impax to stay the lawsuit pending the outcome of the lawsuit with Mylan.
     Zetia — In March 2007, a patent infringement lawsuit was filed in the United States against Glenmark Pharmaceuticals Inc., USA and its parent corporation (collectively, “Glenmark”) in respect of Glenmark’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Zetia. In May 2010, Glenmark agreed to a settlement by virtue of which Glenmark will be permitted to launch its generic product in the United States on December 12, 2016, subject to receiving final FDA approval. In June 2010, a patent infringement lawsuit was filed in the United States against Mylan in respect of Mylan’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Zetia. The lawsuit automatically stays FDA approval of Mylan’s application until December 2012 or until an adverse court decision, if any, whichever may occur earlier. A trial against Mylan jointly in respect of Zetia and Vytorin is scheduled to begin on December 5, 2011. In September 2010, a patent infringement lawsuit was filed in the United States against Teva in respect of Teva’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Zetia. In July 2011, the patent infringement lawsuit was dismissed without any rights granted to Teva.
     NuvaRing — In February 2011, a patent infringement suit was brought against Merck in the International Trade Commission by Femina Pharma Incorporated (“Femina”) in respect of the product NuvaRing. The complaint alleges that NuvaRing infringes a patent owned by Femina. The lawsuit seeks an exclusion order against the importation of NuvaRing into the United States. Trial in the case is scheduled to begin on October 3, 2011.
Environmental Matters
     As previously disclosed, approximately 2,200 plaintiffs have filed an amended complaint against Old Merck and 12 other defendants in U.S. District Court, Eastern District of California asserting claims under the Clean Water Act, the Resource Conservation and Recovery Act, as well as negligence and nuisance. The suit seeks damages for personal injury, diminution of property value, medical monitoring and other alleged real and personal property damage associated with groundwater, surface water and soil contamination found at the site of a former Old Merck subsidiary in Merced, California. Certain of the other defendants in this suit have settled with plaintiffs regarding some or all aspects of plaintiffs’ claims. This lawsuit is proceeding in a phased manner. A jury trial commenced in February 2011 during which a jury was asked to make certain factual findings regarding whether contamination moved off-site to any areas where plaintiffs could have been exposed to such contamination and, if so, when, where and in what amounts. Defendants in this “Phase 1” trial include Old Merck and three of the other original 12 defendants. On March 31, 2011, the Phase 1 jury returned a mixed verdict, finding in favor of Old Merck and the other defendants as to some, but not all, of plaintiffs’ claims. Specifically, the jury found that contamination from the site did not enter or affect plaintiffs’ municipal water supply wells or any private domestic wells. The jury found, however, that plaintiffs could have been exposed to contamination via air emissions prior to 1994, as well as via surface water in the form of storm drainage channeled into an adjacent irrigation canal, including during a flood in April 2006. Old Merck has filed motions requesting that the court set aside those portions of the jury’s verdict that are adverse to Old Merck on the basis that those portions of the verdict are unsupported by the evidence and contrary to established legal principles. If necessary, Old Merck will seek to appeal, prior to commencement of any later phases of the litigation, those portions of the jury’s verdict adverse to Old Merck that are not set aside by the trial court. In the event the Phase 1 jury’s findings in favor of plaintiffs are not set aside by the trial court or on appeal, it is anticipated that later phases of the litigation would be required to address issues related to liability, causation and damages related to specific plaintiffs.
     In the second quarter of 2011, the DOJ and the U.S. Environmental Protection Agency (the “EPA”) notified the Company that they are pursuing civil penalties against Merck in excess of $2 million for alleged violations of air, water and waste regulations resulting from the EPA’s multi-media inspections of Merck’s West Point and Riverside, Pennsylvania facilities in 2006 and Merck’s subsequent information submissions to the EPA. The Company believes that it has meritorious defenses to these allegations.
     The EPA and Merck have entered into a consent decree under which Merck paid a $260,000 fine to resolve alleged environmental violations at Merck’s Las Piedras Puerto Rico facility. The alleged violations arose from an EPA air inspection conducted in July 2008 and were primarily based on the site’s leak detection and repair program.
Other Litigation
     There are various other legal proceedings, principally product liability and intellectual property suits, involving the Company that are pending. While it is not feasible to predict the outcome of such proceedings or

Notes to Consolidated Financial Statements (unaudited) (continued)
the proceedings discussed in this Note for which a separate assessment is not provided, in the opinion of the Company, the amount or range of reasonably possible loss associated with the resolution of such proceedings, either individually or in the aggregate, is not material.
10. Equity

					Accumulated
			Other		Other			Non-
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Controlling
($ in millions)	Shares	Par Value	Capital	Earnings	Loss	Shares	Cost	Interests	Total

Balance January 1, 2010	3,563	$1,781	$39,683	$41,405	$(2,767)	454	$(21,044)	$2,427	$61,485
Net income attributable to Merck & Co., Inc.	—	—	—	1,051	—	—	—	—	1,051
Cash dividends declared on common stock	—	—	—	(2,374)	—	—	—	—	(2,374)
Treasury stock shares purchased	—	—	—	—	—	38	(1,297)	—	(1,297)
Share-based compensation plans and other	10	5	655	—	—	—	25	—	685
Other comprehensive loss	—	—	—	—	(1,892)	—	—	—	(1,892)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	59	59
Distributions attributable to noncontrolling interests	—	—	—	—	—	—	—	(60)	(60)

Balance June 30, 2010	3,573	$1,786	$40,338	$40,082	$(4,659)	492	$(22,316)	$2,426	$57,657

Balance January 1, 2011	3,577	$1,788	$40,701	$37,536	$(3,216)	495	$(22,433)	$2,429	$56,805
Net income attributable to Merck & Co., Inc.	—	—	—	3,067	—	—	—	—	3,067
Cash dividends declared on common stock	—	—	—	(2,360)	—	—	—	—	(2,360)
Treasury stock shares purchased	—	—	—	—	—	9	(314)	—	(314)
Share-based compensation plans and other	—	—	(44)	—	—	(10)	331	—	287
Other comprehensive income	—	—	—	—	440	—	—	—	440
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	58	58
Distributions attributable to noncontrolling interests	—	—	—	—	—	—	—	(61)	(61)

Balance June 30, 2011	3,577	$1,788	$40,657	$38,243	$(2,776)	494	$(22,416)	$2,426	$57,922

     In connection with the 1998 restructuring of Astra Merck Inc., the Company assumed $2.4 billion par value preferred stock with a dividend rate of 5% per annum, which is carried by KBI and included in Noncontrolling interests on the Consolidated Balance Sheet. If AstraZeneca exercises the Shares Option (see Note 8), this preferred stock obligation will be settled.
     The accumulated balances related to each component of other comprehensive income (loss), net of taxes, were as follows:

					Accumulated
			Employee	Cumulative	Other
			Benefit	Translation	Comprehensive
($ in millions)	Derivatives	Investments	Plans	Adjustment	Income (Loss)

Balance January 1, 2010	$(42)	$33	$(2,469)	$(289)	$(2,767)
Other comprehensive income (loss)	179	(4)	121	(2,188)	(1,892)

Balance at June 30, 2010	$137	$29	$(2,348)	$(2,477)	$(4,659)

Balance January 1, 2011	$41	$31	$(2,043)	$(1,245)	$(3,216)
Other comprehensive income (loss)	(137)	(5)	28	554	440

Balance at June 30, 2011	$(96)	$26	$(2,015)	$(691)	$(2,776)

Notes to Consolidated Financial Statements (unaudited) (continued)
     Comprehensive income (loss) was $2.4 billion and $(335) million for the three months ended June 30, 2011 and 2010, respectively, and was $3.5 billion and $(841) million for the six months ended June 30, 2011 and 2010, respectively.
     Included in the cumulative translation adjustment are pretax (losses) gains of $(178) million and $462 million for the first six months of 2011 and 2010, respectively, from euro-denominated notes which have been designated as, and are effective as, economic hedges of the net investment in a foreign operation. Also included in cumulative translation adjustment are pretax gains (losses) of approximately $340 million and $(2.1) billion for the first six months of 2011 and 2010, respectively, relating to the translation impacts of intangible assets recorded in conjunction with the Merger.
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
     The following table provides amounts of share-based compensation cost recorded in the Consolidated Statement of Income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2011	2010	2011	2010

Pretax share-based compensation expense	$107	$142	$200	$274
Income tax benefit	(37)	(49)	(69)	(93)

Total share-based compensation expense, net of taxes	$70	$93	$131	$181

     During the first six months of 2011 and 2010, the Company granted 8 million RSUs with a weighted-average grant date fair value of $36.47 per RSU and 10 million RSUs with a weighted-average grant date fair value of $33.89 per RSU, respectively.
     During the first six months of 2011 and 2010, the Company granted 8 million options with a weighted-average exercise price of $36.55 per option and 7 million options with a weighted-average exercise price of $34.25 per option, respectively. The weighted average fair value of options granted for the first six months of 2011 and 2010 was $5.37 and $8.02 per option, respectively, and was determined using the following assumptions:

	Six Months Ended
	June 30,
	2011	2010

Expected dividend yield	4.3%	4.1%
Risk-free interest rate	2.6%	2.8%
Expected volatility	23.2%	33.8%
Expected life (years)	7.0	6.8

     At June 30, 2011, there was $565 million of total pretax unrecognized compensation expense related to nonvested stock options, RSU and PSU awards which will be recognized over a weighted average period of 2.1 years. For segment reporting, share-based compensation costs are unallocated expenses.

Notes to Consolidated Financial Statements (unaudited) (continued)
12. Pension and Other Postretirement Benefit Plans
     The Company has defined benefit pension plans covering eligible employees in the United States and in certain of its international subsidiaries. The net cost of such plans consisted of the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2011	2010	2011	2010

Service cost	$151	$147	$303	$301
Interest cost	180	172	359	349
Expected return on plan assets	(242)	(215)	(485)	(432)
Net amortization	46	43	91	88
Termination benefits	7	9	17	28
Curtailments	(6)	(1)	(10)	(37)
Settlements	—	(6)	(1)	(7)

	$136	$149	$274	$290

     The Company provides medical, dental and life insurance benefits, principally to its eligible U.S. retirees and similar benefits to their dependents, through its other postretirement benefit plans. The net cost of such plans consisted of the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2011	2010	2011	2010

Service cost	$28	$28	$56	$54
Interest cost	35	36	71	74
Expected return on plan assets	(36)	(33)	(71)	(65)
Net amortization	(6)	2	(9)	4
Termination benefits	4	7	6	27
Curtailments	—	(2)	1	(2)

	$25	$38	$54	$92

     In connection with restructuring actions (see Note 2), termination charges for the three and six months ended June 30, 2011 and 2010 were recorded on pension and other postretirement benefit plans related to expanded eligibility for certain employees exiting Merck. Also, in connection with these restructuring actions, curtailments were recorded on pension and other postretirement benefit plans and settlements were recorded on pension plans as reflected in the tables above.
13. Other (Income) Expense, Net
     Other (income) expense, net, consisted of:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2011	2010	2011	2010

Interest income	$(51)	$(22)	$(92)	$(34)
Interest expense	182	185	368	366
Exchange losses	1	(4)	43	76
Other, net	(11)	(440)	425	(521)

	$121	$(281)	$744	$(113)

     Other, net (as presented in the table above) for the first six months of 2011 reflects a $500 million charge related to the resolution of the arbitration proceeding involving the Company’s rights to market Remicade and Simponi (see Note 9 to the interim consolidated financial statements), as well as a $127 million gain on the sale of certain manufacturing facilities and related assets. Other, net for the second quarter and first six months of 2010 reflects $443 million of income recognized upon AstraZeneca’s asset option exercise. Other, net for the first six months of 2010 also reflects $102 million of income recognized on the settlement of certain disputed royalties.

Notes to Consolidated Financial Statements (unaudited) (continued)
Exchange losses for the first six months of 2011 declined as compared with the first six months of 2010 primarily driven by a Venezuelan currency devaluation in the first quarter of 2010 resulting in the recognition of $80 million of exchange losses. Effective January 11, 2010, the Venezuelan government devalued its currency from at BsF 2.15 per U.S. dollar to a two-tiered official exchange rate at (1) “the essentials rate” at BsF 2.60 per U.S. dollar and (2) “the non-essentials rate” at BsF 4.30 per U.S. dollar. In January 2010, the Company was required to remeasure its local currency operations in Venezuela to U.S. dollars as the Venezuelan economy was determined to be hyperinflationary. Throughout 2010, the Company settled its transactions at the essentials rate and therefore remeasured monetary assets and liabilities using the essentials rate. In December 2010, the Venezuelan government announced it would eliminate the essentials rate and, effective January 1, 2011, all transactions would be settled at the official rate of at BsF 4.30 per U.S. dollar. As a result of this announcement, the Company remeasured its December 31, 2010 monetary assets and liabilities at the new official rate. Interest paid for the six months ended June 30, 2011 and 2010 was $194 million and $312 million, respectively, which excludes commitment fees. Interest paid for the six months ended June 30, 2011 is net of $175 million received by the Company from the termination of certain interest rate swap contracts during the period (see Note 5).
14. Taxes on Income
     The effective tax rates of (22.8%) for the second quarter of 2011 and 8.1% for the first six months of 2011 reflect a net favorable impact relating to the settlement of Old Merck’s 2002-2005 federal income tax audit as discussed below, as well as a $230 million net favorable impact of certain foreign and state tax rate changes that resulted in a reduction of deferred tax liabilities on intangibles established in purchase accounting. The tax rates also reflect the impacts of purchase accounting adjustments and restructuring costs, partially offset by the beneficial impact of foreign earnings. In addition, the effective tax rate for the first six months of 2011 reflects the impacts of the $500 million charge related to the resolution of the arbitration proceeding with Johnson & Johnson. The effective tax rates of 37.1% for the second quarter of 2010 and 40.2% for the first six months of 2010, as compared with the statutory rate of 35%, reflect the unfavorable impact of purchase accounting charges, AstraZeneca’s asset option exercise and restructuring charges, largely offset by the beneficial impact of foreign earnings. In addition, the effective tax rate for the first six months of 2010 reflects the unfavorable impact of a $147 million charge associated with a change in tax law that requires taxation of the prescription drug subsidy of the Company’s retiree health benefit plans which was enacted in the first quarter of 2010 as part of U.S. health care reform legislation.
     The Company and Old Merck are both under examination by numerous tax authorities in various jurisdictions globally.
     The Company anticipates that its liability for unrecognized tax benefits at December 31, 2010 will be reduced by approximately $1.3 billion during 2011, as a result of various audit closures, including the Internal Revenue Service (“IRS”) settlement discussed below, other settlements or the expiration of the statute of limitations. The ultimate finalization of the Company’s examinations with relevant taxing authorities can include formal administrative and legal proceedings, which could have a significant impact on the timing of the reversal of unrecognized tax benefits. The Company believes that its reserves for uncertain tax positions are adequate to cover any risks or exposures.
     In April 2011, the IRS concluded its examination of Old Merck’s 2002-2005 federal income tax returns and as a result the Company was required to make net payments of approximately $465 million. The Company’s unrecognized tax benefits for the years under examination exceeded the adjustments related to this examination period and therefore the Company recorded a net $700 million tax provision benefit in the second quarter of 2011. This net benefit reflects the decrease of unrecognized tax benefits for the years under examination partially offset by increases to the unrecognized tax benefits for years subsequent to the examination period as a result of this settlement. The Company disagrees with the IRS treatment of one issue raised during this examination and is appealing the matter through the IRS administrative process.
     As previously disclosed, the Canada Revenue Agency (“CRA”) has proposed adjustments for 1999 and 2000 relating to intercompany pricing matters and, in July 2011, the CRA issued assessments for other miscellaneous audit issues for tax years 2001-2004. These adjustments would increase Canadian tax due by

Notes to Consolidated Financial Statements (unaudited) (continued)
approximately $340 million (U.S. dollars) plus approximately $375 million (U.S. dollars) of interest through June 30, 2011. The Company disagrees with the positions taken by the CRA and believes they are without merit. The Company continues to contest the assessments through the CRA appeals process. The CRA is expected to prepare similar adjustments for later years. Management believes that resolution of these matters will not have a material effect on the Company’s financial position or liquidity.
     In October 2001, IRS auditors asserted that two interest rate swaps that Schering-Plough entered into with an unrelated party should be re-characterized as loans from affiliated companies, resulting in additional tax liability for the 1991 and 1992 tax years. In September 2004, Schering-Plough made payments to the IRS in the amount of $194 million for income taxes and $279 million for interest. The Company’s tax reserves were adequate to cover these payments. Schering-Plough filed refund claims for the taxes and interest with the IRS in December 2004. Following the IRS’s denial of Schering-Plough’s claims for a refund, Schering-Plough filed suit in May 2005 in the U.S. District Court for the District of New Jersey for refund of the full amount of taxes and interest. A decision in favor of the government was announced in August 2009. The Company’s appeal of the decision was denied by the U.S. Court of Appeals for the Third Circuit in June 2011. The Company is petitioning the court for a rehearing.
     In 2010, the IRS finalized its examination of Schering-Plough’s 2003-2006 tax years. In this audit cycle, the Company reached an agreement with the IRS on an adjustment to income related to intercompany pricing matters. This income adjustment mostly reduced net operating losses (“NOLs”) and other tax credit carryforwards. Additionally, the Company is seeking resolution of one issue raised during this examination through the IRS administrative appeals process. The Company’s reserves for uncertain tax positions were adequate to cover all adjustments related to this examination period. The IRS began its examination of the 2007-2009 tax years for the Company in 2010.
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
     The calculations of earnings per share under the two-class method are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Basic Earnings per Common Share
Net income attributable to Merck & Co., Inc. common shareholders	$2,024	$752	$3,067	$1,051
Less: Income allocated to participating securities	4	3	8	4

Net income allocated to common shareholders	$2,020	$749	$3,059	$1,047

Average common shares outstanding	3,086	3,105	3,085	3,109

	$0.65	$0.24	$0.99	$0.34

Earnings per Common Share Assuming Dilution
Net income attributable to Merck & Co., Inc. common shareholders	$2,024	$752	$3,067	$1,051
Less: Income allocated to participating securities	4	3	8	4

Net income allocated to common shareholders	$2,020	$749	$3,059	$1,047

Average common shares outstanding	3,086	3,105	3,085	3,109
Common shares issuable (1)	24	20	21	23

Average common shares outstanding assuming dilution	3,110	3,125	3,106	3,132

	$0.65	$0.24	$0.98	$0.33

(1)	Issuable primarily under share-based compensation plans.
     For the three months ended June 30, 2011 and 2010, 138 million and 195 million, respectively, and for the six months ended 2011 and 2010, 173 million and 179 million, respectively, of common shares issuable under share-based compensation plans were excluded from the computation of earnings per common share assuming dilution because the effect would have been antidilutive.

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
     Revenues and profits for these segments are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2011	2010	2011	2010

Segment revenues:
Pharmaceutical segment	$10,360	$9,638	$20,179	$19,303
All other segment revenues	1,665	1,525	3,275	3,095

	$12,025	$11,163	$23,454	$22,398

Segment profits:
Pharmaceutical segment	$6,443	$5,987	$12,659	$11,727
All other segment profits	655	627	1,371	1,347

	$7,098	$6,614	$14,030	$13,074

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

Notes to Consolidated Financial Statements (unaudited) (continued)
     Sales of the Company’s products were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2011	2010	2011	2010

Pharmaceutical:
Cardiovascular
Zetia	$592	$564	$1,174	$1,098
Vytorin	459	490	939	967
Integrilin	56	70	120	140

Diabetes and Obesity
Januvia	779	600	1,518	1,111
Janumet	321	218	626	419

Diversified Brands
Cozaar/Hyzaar	406	485	832	1,267
Zocor	107	117	234	233
Propecia	112	113	218	213
Claritin Rx	65	58	186	157
Remeron	57	59	117	110
Vasotec/Vaseretic	59	63	116	122
Proscar	53	56	113	114

Infectious Disease
Isentress	337	267	629	499
Cancidas	168	150	326	303
PegIntron	154	185	319	371
Primaxin	136	158	272	317
Invanz	103	83	189	158
Avelox	61	59	167	165
Noxafil	56	50	110	99
Rebetol	48	55	100	111
Crixivan/Stocrin	50	48	95	100

Neurosciences and Ophthalmology
Maxalt	131	133	304	268
Cosopt/Trusopt	122	123	236	238

Oncology
Temodar	234	271	481	545
Emend	120	93	207	177
Intron A	47	51	96	105

Respiratory and Immunology
Singulair	1,354	1,258	2,682	2,423
Remicade	842	669	1,595	1,343
Nasonex	323	338	696	658
Clarinex	209	191	364	355
Arcoxia	100	95	214	190
Simponi	75	18	129	28
Asmanex	47	56	107	107
Proventil	37	55	80	112
Dulera	25	—	37	—

Vaccines (1)
ProQuad/M-M-R II/Varivax	291	340	535	659
Gardasil	277	219	490	451
RotaTeq	148	139	272	231
Zostavax	122	18	146	114
Pneumovax	64	59	143	110

Women’s Health and Endocrine
Fosamax	221	241	429	472
NuvaRing	154	145	297	280
Follistim AQ	143	137	276	270
Implanon	81	51	141	101
Cerazette	66	49	125	104

Other pharmaceutical (2)	948	941	1,697	1,888

Total Pharmaceutical segment sales	10,360	9,638	20,179	19,303

Other segment sales (3)	1,665	1,525	3,275	3,095

Total segment sales	12,025	11,163	23,454	22,398

Other (4)	126	183	278	370

	$12,151	$11,346	$23,732	$22,768

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

(3)
Reflects other non-reportable segments, including Animal Health and Consumer Care, and revenue from the Company’s relationship with AZLP primarily relating to sales of Nexium, as well as Prilosec. Revenue from AZLP was $306 million and $241 million for the second quarter of 2011 and 2010, respectively, and $628 million and $605 million for the first six months of 2011 and 2010, respectively.

(4)
Other revenues are primarily comprised of miscellaneous corporate revenues, third-party manufacturing sales, sales related to divested products or businesses and other supply sales not included in segment results.

Notes to Consolidated Financial Statements (unaudited) (continued)
     A reconciliation of segment profits to Income before taxes is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2011	2010	2011	2010

Segment profits	$7,098	$6,614	$14,030	$13,074
Other profits	58	50	35	62
Adjustments	257	125	476	249
Unallocated:
Interest income	51	22	92	34
Interest expense	(182)	(185)	(368)	(366)
Equity income from affiliates	(39)	(47)	15	—
Depreciation and amortization	(623)	(786)	(1,194)	(1,286)
Research and development	(1,936)	(2,179)	(4,094)	(4,230)
Amortization of purchase accounting adjustments	(1,363)	(1,662)	(2,943)	(4,036)
Restructuring costs	(668)	(526)	(654)	(814)
Arbitration settlement charge	—	—	(500)	—
Gain on AstraZeneca option exercise	—	443	—	443
Other expenses, net	(981)	(628)	(1,494)	(1,274)

	$1,672	$1,241	$3,401	$1,856

     Other profits are primarily comprised of miscellaneous corporate profits, as well as operating profits related to third-party manufacturing sales, divested products or businesses and other supply sales. Adjustments represent the elimination of the effect of double counting certain items of income and expense. Equity income from affiliates includes taxes paid at the joint venture level and a portion of equity income that is not reported in segment profits. Other expenses, net include expenses from corporate and manufacturing cost centers and other miscellaneous income (expense), net.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Merger
     On November 3, 2009, Merck & Co., Inc. (“Old Merck”) and Schering-Plough Corporation (“Schering-Plough”) completed their previously-announced merger (the “Merger”). In the Merger, Schering-Plough acquired all of the shares of Old Merck, which became a wholly owned subsidiary of Schering-Plough and was renamed Merck Sharp & Dohme Corp. Schering-Plough continued as the surviving public company and was renamed Merck & Co., Inc. (“New Merck” or the “Company”). However, for accounting purposes only, the Merger was treated as an acquisition with Old Merck considered the accounting acquirer. References in this report and in the accompanying financial statements to “Merck” for periods prior to the Merger refer to Old Merck and for periods after the completion of the Merger to New Merck.
Arbitration Settlement
     In April 2011, Merck and Johnson & Johnson reached agreement to amend the distribution rights to Remicade and Simponi. This agreement concluded the arbitration proceeding Johnson & Johnson initiated in May 2009, requesting a ruling related to the distribution agreement following the announcement of the proposed merger between Merck and Schering-Plough. Under the terms of the amended distribution agreement, Merck relinquished exclusive marketing rights for Remicade and Simponi to Johnson & Johnson in territories including Canada, Central and South America, the Middle East, Africa and Asia Pacific effective July 1, 2011. Merck retained exclusive marketing rights throughout Europe, Russia and Turkey (“Retained Territories”). The Retained Territories represent approximately 70% of Merck’s 2010 revenue of $2.8 billion from Remicade and Simponi. In addition, beginning July 1, 2011, all profits derived from Merck’s exclusive distribution of the two products in the Retained Territories are being equally divided between Merck and Johnson & Johnson. Under the prior terms of the distribution agreement, the contribution income (profit) split, which was at 58% to Merck and 42% percent to Johnson & Johnson, would have declined for Merck and increased for Johnson & Johnson each year until 2014, when it would have been equally divided. Johnson & Johnson also received a one-time payment from Merck of $500 million in April 2011.
U.S. Health Care Reform Legislation
     In 2010, the United States enacted major health care reform legislation. Various insurance market reforms began last year and will continue through full implementation in 2014. The new law is expected to expand access to health care to more than 32 million Americans by the end of the decade that did not previously have regular access to health care.
     With respect to the effect of the law on the pharmaceutical industry, beginning in 2010, the law increased the mandated Medicaid rebate from 15.1% to 23.1%, expanded the rebate to Medicaid managed care utilization, and increased the types of entities eligible for the federal 340B drug discount program. The implementation of these provisions reduced revenues by approximately $45 million and $44 million in the second quarter of 2011 and 2010, respectively, and by $85 million and $76 million for the first six months of 2011 and 2010, respectively.
     Effective in 2011, the law also requires pharmaceutical manufacturers to pay a 50% discount on Medicare Part D utilization by beneficiaries when they are in the Medicare Part D coverage gap (i.e., the so-called “donut hole”). Approximately $36 million and $70 million was recorded as a reduction to revenue in the second quarter and first six months of 2011, respectively, related to the estimated impact of this provision of health care reform.
     Also, beginning in 2011, pharmaceutical manufacturers will be required to pay an annual health care reform fee. The total annual industry fee, which will be $2.5 billion in 2011, will be assessed on each company in proportion to its share of sales to certain government programs, such as Medicare and Medicaid. The Company’s portion of the annual fee is payable no later than September 30 of the applicable calendar year and is not tax deductible. The liability related to the annual fee for 2011 was estimated by the Company to be $167 million and was recorded in full during the first quarter of 2011 with a corresponding offset to a deferred asset. The deferred asset is being amortized to Marketing and administrative expense during 2011 on a straight-line basis, therefore $43 million and $85 million of expense was recognized in the second quarter and first six months of 2011, respectively.

Acquisition
     In May 2011, Merck completed the acquisition of Inspire Pharmaceuticals, Inc. (“Inspire”), a specialty pharmaceutical company focused on developing and commercializing ophthalmic products. Under the terms of the merger agreement, Merck acquired all outstanding shares of common stock of Inspire at a price of $5.00 per share in cash for a total of approximately $420 million. The transaction was accounted for as an acquisition of a business; accordingly, the assets acquired and liabilities assumed were recorded at their respective fair values as of the acquisition date. The determination of fair value requires management to make significant estimates and assumptions. In connection with the acquisition, substantially all of the purchase price was allocated to Inspire’s product and product right intangible assets and related deferred tax liabilities, a deferred tax asset relating to Inspire’s net operating loss carryforwards, and goodwill. Certain estimated values are not yet finalized and may be subject to change. The Company expects to finalize these amounts as soon as possible, but no later than one year from the acquisition date. This transaction closed on May 16, 2011, and accordingly, the results of operations of the acquired business have been included in the Company’s results of operations beginning after the acquisition date. Pro forma financial information has not been included because Inspire’s historical financial results are not significant when compared with the Company’s financial results.
Operating Results
     Segment composition reflects certain managerial changes that have been implemented. Consumer Care product sales outside the United States and Canada, previously included in the Pharmaceutical segment, are now included in the Consumer Care segment. Segment disclosures for prior periods have been recast on a comparable basis with 2011.
Sales
     Worldwide sales were $12.2 billion for the second quarter of 2011, an increase of 7% compared with the second quarter of 2010. Foreign exchange favorably affected global sales performance by 4% for the second quarter of 2011. The revenue increase largely reflects higher sales of Januvia and Janumet, Remicade, Zostavax, Singulair and Isentress. In addition, sales performance reflects higher revenue from the Company’s relationship with AstraZeneca LP (“AZLP”), as well as increased sales of the Company’s animal health products. Also contributing to sales growth in the quarter were Gardasil and Simponi. These increases were partially offset by lower sales of Cozaar and Hyzaar which lost patent protection in the United States in April 2010 and in a number of major European markets in March 2010. Revenue was also negatively affected by lower sales of Caelyx and Subutex/Suboxone for which the Company no longer has marketing rights, and lower sales of ProQuad.
     Worldwide sales were $23.7 billion for the first six months of 2011, an increase of 4% compared with the same period in 2010. Foreign exchange favorably affected global sales performance by 2% for the first six months of 2011. The revenue increase largely reflect higher sales of Januvia and Janumet, Singulair, Remicade, Isentress and Simponi, as well as increased sales of the Company’s animal health products. These increases were partially offset by lower sales of Cozaar and Hyzaar, Caelyx, Subutex/Suboxone and Varivax.

     Sales of the Company’s products were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2011	2010	2011	2010

Pharmaceutical:
Cardiovascular
Zetia	$592	$564	$1,174	$1,098
Vytorin	459	490	939	967
Integrilin	56	70	120	140
Diabetes and Obesity
Januvia	779	600	1,518	1,111
Janumet	321	218	626	419
Diversified Brands
Cozaar/Hyzaar	406	485	832	1,267
Zocor	107	117	234	233
Propecia	112	113	218	213
Claritin Rx	65	58	186	157
Remeron	57	59	117	110
Vasotec/Vaseretic	59	63	116	122
Proscar	53	56	113	114
Infectious Disease
Isentress	337	267	629	499
Cancidas	168	150	326	303
PegIntron	154	185	319	371
Primaxin	136	158	272	317
Invanz	103	83	189	158
Avelox	61	59	167	165
Noxafil	56	50	110	99
Rebetol	48	55	100	111
Crixivan/Stocrin	50	48	95	100
Neurosciences and Ophthalmology
Maxalt	131	133	304	268
Cosopt/Trusopt	122	123	236	238
Oncology
Temodar	234	271	481	545
Emend	120	93	207	177
Intron A	47	51	96	105
Respiratory and Immunology
Singulair	1,354	1,258	2,682	2,423
Remicade	842	669	1,595	1,343
Nasonex	323	338	696	658
Clarinex	209	191	364	355
Arcoxia	100	95	214	190
Simponi	75	18	129	28
Asmanex	47	56	107	107
Proventil	37	55	80	112
Dulera	25	—	37	—
Vaccines (1)
ProQuad/M-M-R II/Varivax	291	340	535	659
Gardasil	277	219	490	451
RotaTeq	148	139	272	231
Zostavax	122	18	146	114
Pneumovax	64	59	143	110
Women’s Health and Endocrine
Fosamax	221	241	429	472
NuvaRing	154	145	297	280
Follistim AQ	143	137	276	270
Implanon	81	51	141	101
Cerazette	66	49	125	104
Other pharmaceutical (2)	948	941	1,697	1,888

Total Pharmaceutical segment sales	10,360	9,638	20,179	19,303

Other segment sales (3)	1,665	1,525	3,275	3,095

Total segment sales	12,025	11,163	23,454	22,398

Other (4)	126	183	278	370

	$12,151	$11,346	$23,732	$22,768

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

(3)
Reflects other non-reportable segments, including Animal Health and Consumer Care, and revenue from the Company’s relationship with AZLP primarily relating to sales of Nexium, as well as Prilosec. Revenue from AZLP was $306 million and $241 million for the second quarter of 2011 and 2010, respectively, and was $628 million and $605 million for the first six months of 2011 and 2010, respectively.

(4)
Other revenues are primarily comprised of miscellaneous corporate revenues, third-party manufacturing sales, sales related to divested products or businesses and other supply sales not included in segment results.

     The provision for discounts includes indirect customer discounts that occur when a contracted customer purchases directly through an intermediary wholesale purchaser, known as chargebacks, as well as indirectly in the form of rebates owed based upon definitive contractual agreements or legal requirements with private sector and public sector (Medicaid and Medicare Part D) benefit providers, after the final dispensing of the product by a pharmacy to a benefit plan participant. These discounts, in the aggregate, reduced revenues by $1.3 billion and $1.1 billion for the three months ended June 30, 2011 and 2010, respectively, and $2.5 billion and $2.3 billion for the six months ended June 30, 2011 and 2010, respectively. Inventory levels at key U.S. wholesalers for each of the Company’s major pharmaceutical products are generally less than one month.
Pharmaceutical Segment Revenues
Cardiovascular
     Sales of Zetia (also marketed as Ezetrol outside the United States), a cholesterol-absorption inhibitor, were $592 million in the second quarter of 2011, an increase of 5% compared with the second quarter of 2010, and were $1.2 billion for the first six months of 2011, an increase of 7% compared with the same period in 2010. These increases reflect favorable pricing in the United States, and higher sales in international markets due in part to the positive impact of foreign exchange, partially offset by volume declines in the United States. Sales of Vytorin (marketed outside the United States as Inegy), a combination product containing the active ingredients of both Zetia and Zocor, were $459 million and $939 million for the second quarter and first six months of 2011, respectively, representing declines of 6% and 3%, respectively, compared with the same periods in 2010. These results reflect volume declines in the United States, partially offset by growth in international markets.
     In June 2011, Merck announced changes to the prescribing information in the United States for the highest dose of simvastatin, 80 mg, and the use of simvastatin with certain other medicines. Simvastatin is a cholesterol-lowering medicine developed by Merck (marketed as Zocor) that is now widely available in generic form; simvastatin is also a component of Vytorin. The changes follow a U.S. Food and Drug Administration (“FDA”) review, announced by the agency in March 2010, of the risk of muscle injury (called myopathy, including its most serious form, rhabdomyolysis) with the highest dose of simvastatin. Merck has updated the U.S. prescribing information both to limit the use of the high dose of simvastatin, 80 mg, which at the time of the label change was being taken by approximately 12% of U.S. simvastatin users, to patients who have been taking that prescribed amount chronically (e.g., for 12 months or more) without evidence of muscle toxicity; and, in addition, to contraindicate and/or limit the dose of simvastatin when used with certain drugs where the combined use may increase the risk of myopathy and rhabdomyolysis. Prescribing information for Zocor has included information about the risk of myopathy and rhabdomyolysis since the initial approval of the medicine in 1991 and has described the dose-related nature of this risk since 2002. The FDA’s review concluded that there is an increased risk of myopathy, including rhabdomyolysis, with simvastatin 80 mg compared with other statin therapies that can provide similar or greater reduction in LDL cholesterol and compared with lower doses of simvastatin. This increased risk is highest during the first year of treatment and then notably decreases.
     Supplemental New Drug Applications (“sNDAs”) for Vytorin and Zetia have been accepted for standard review by the FDA. The sNDAs seek indications for Vytorin, and for Zetia when used in combination with simvastatin, for the prevention of major cardiovascular events in patients with chronic kidney disease.
     In July 2011, Merck and Astellas US, LLC (“Astellas”) entered into an agreement under which Merck acquired exclusive rights in Canada, Mexico and the United States to develop and commercialize the investigational intravenous formulation of vernakalant (“vernakalant i.v.”) from Astellas. Under the terms of the agreement, Merck paid Astellas an immaterial upfront fee. In addition, Astellas will be eligible for milestone payments associated with (i) development, (ii) regulatory approval as well as (iii) sales thresholds associated with vernakalant i.v. in Canada, Mexico and the United States. Astellas had been granted an exclusive license to develop and commercialize vernakalant i.v. in Canada, Mexico and the United States by Cardiome Pharma Corp. (“Cardiome”). Under an agreement with Cardiome in 2009, Merck acquired exclusive rights outside of Canada, Mexico and the United States to vernakalant i.v., as well as exclusive worldwide rights to oral formulations of vernakalant. In September 2010, Merck was granted marketing approval in the European Union (“EU”), Iceland and Norway for vernakalant i.v. (marketed as Brinavess) for rapid conversion of recent onset atrial fibrillation to sinus rhythm in adults: for non-surgery patients with atrial fibrillation of seven days or less and for post-cardiac surgery patients with atrial fibrillation of three days or less. Brinavess has been launched in more than 10 European countries.
Diabetes and Obesity
     Global sales of Januvia, Merck’s dipeptidyl peptidase-4 (“DPP-4”) inhibitor for the treatment of type 2 diabetes, were $779 million in the second quarter of 2011 and $1.5 billion for the first six months of 2011, representing increases of 30% and 37%, respectively, compared with the same periods of 2010, reflecting growth in the United States, as well as in international markets, particularly in Japan and across Europe. DPP-4 inhibitors represent a class of prescription medications that improve blood sugar control in patients with type 2 diabetes by enhancing a natural body system called the incretin system, which helps to regulate glucose by affecting the beta cells and alpha cells in the pancreas.

     Worldwide sales of Janumet, Merck’s oral antihyperglycemic agent that combines sitagliptin (Januvia) with metformin in a single tablet to target all three key defects of type 2 diabetes, were $321 million for the second quarter of 2011, an increase of 47% compared with the second quarter of 2010, and were $626 million for the first six months of 2011, an increase of 50% compared with the first six months of 2010, reflecting growth both in the United States and internationally.
     In July 2011, the Company received a Complete Response letter from the FDA for Janumet XR (MK-0431A XR), the Company’s investigational extended-release formulation of Janumet, related to the resolution of pre-approval inspection issues. Merck is responding to the questions raised by the FDA.
Diversified Brands
     Merck’s diversified brands are human health pharmaceutical products that are approaching the expiration of their marketing exclusivity or are no longer protected by patents in developed markets, but continue to be a core part of the Company’s offering in other markets around the world.
     Global sales of Cozaar and its companion agent Hyzaar (a combination of Cozaar and hydrochlorothiazide) for the treatment of hypertension declined 16% in the second quarter of 2011 and 34% in the first six months of 2011 compared with the same periods in 2010. The patents that provided U.S. market exclusivity for Cozaar and Hyzaar expired in April 2010. In addition, Cozaar and Hyzaar lost patent protection in a number of major European markets in March 2010. Accordingly, the Company is experiencing a significant decline in Cozaar and Hyzaar sales and the Company expects such decline to continue.
     Other products contained in the Diversified Brands franchise include among others, Zocor, a statin for modifying cholesterol; Propecia, a product for the treatment of male pattern hair loss; prescription Claritin for the treatment of seasonal outdoor allergies and year-round indoor allergies; Remeron, an antidepressant; Vasotec/Vaseretic for hypertension and/or heart failure; and Proscar, a urology product for the treatment of symptomatic benign prostate enlargement. Remeron lost market exclusivity in the United States in January 2010 and in certain markets in the EU in September 2010.
Infectious Disease
     Global sales of Isentress, an HIV integrase inhibitor for use in combination with other antiretroviral agents for the treatment of HIV-1 infection in treatment-naïve and treatment-experienced adults, were $337 million in the second quarter of 2011, an increase of 26% compared with the second quarter of 2010, and were $629 million in the first six months of 2011, an increase of 26% compared with the first six months of 2010, reflecting positive performance in the United States and Europe. Isentress works by inhibiting the insertion of HIV DNA into human DNA by the integrase enzyme. Inhibiting integrase from performing this essential function helps to limit the ability of the virus to replicate and infect new cells.
     Worldwide sales of PegIntron for treating chronic hepatitis C were $154 million for the second quarter of 2011, a decline of 17% compared with the second quarter of 2010, and were $319 million for the first six months of 2011, a decrease of 14% compared with the same period in 2010. The Company believes these declines were attributable in part to patient treatment being delayed by health care providers in anticipation of new therapeutic options becoming available.
     In May 2011, the FDA approved Victrelis (boceprevir), the Company’s innovative new oral medicine for the treatment of chronic hepatitis C. Victrelis is approved for the treatment of chronic hepatitis C genotype 1 infection, in combination with peginterferon alfa and ribavirin, in adult patients (18 years of age and older) with compensated liver disease, including cirrhosis, who are previously untreated or who have failed previous interferon and ribavirin therapy. Victrelis is an antiviral agent designed to interfere with the ability of the hepatitis C virus to replicate by inhibiting a key viral enzyme. In July 2011, the European Commission (“EC”) approved Victrelis. The EC’s decision grants a single marketing authorization that is valid in the 27 countries that are members of the EU, as well as unified labeling applicable to Iceland, Liechtenstein and Norway. Victrelis is also approved in Brazil. Sales of Victrelis were $21 million for the second quarter of 2011.
     Sales of Primaxin, an anti-bacterial product, were $136 million in the second quarter of 2011 and $272 million in the first six months of 2011, representing declines of 13% and 14% compared with the same periods of 2010, primarily reflecting unfavorable pricing and lower volumes due to competitive pressures. Patents on Primaxin have expired worldwide and multiple generics have been approved in Europe. Accordingly, the Company is experiencing a decline in sales of Primaxin and the Company expects the decline to continue.
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

Neurosciences and Ophthalmology
     Global sales of Maxalt, Merck’s tablet for the acute treatment of migraine, were $131 million for the second quarter of 2011, a decline of 1% compared with the second quarter of 2010, and were $304 million for the first six months of 2011, an increase of 14% compared with the first six months of 2010, reflecting a higher inventory level in the United States. The compound patent that provides market exclusivity for Maxalt in the United States expires in June 2012 (although the six month Pediatric Market Exclusivity may extend this date to December 2012). In addition, the patent for Maxalt will expire in a number of major European markets in 2013. The Company anticipates that sales in the United States and in these European markets will decline significantly after these patent expiries.
     Worldwide sales of ophthalmic products Cosopt and Trusopt were $122 million in the second quarter of 2011, a decline of 1% compared with the second quarter of 2010, and were $236 million in the first six months of 2011, a decrease of 1% compared with the same period in 2010, reflecting lower sales in Europe largely offset by higher sales in Japan. The patent that provided U.S. market exclusivity for Cosopt and Trusopt expired in October 2008. Trusopt has also lost market exclusivity in a number of major European markets. The patent for Cosopt will expire in a number of major European markets in March 2013 and the Company expects sales in those markets to decline significantly thereafter.
     In April 2011, the New Drug Application (“NDA”) for Merck’s investigational preservative-free formulation of Cosopt ophthalmic solution, containing a combination topical carbonic anhydrase inhibitor and beta-andrenergic receptor blocking agent, was accepted for standard review by the FDA.
     Bridion, for the reversal of certain muscle relaxants during surgery, is currently approved and has launched in many countries outside of the United States. Sales of Bridion were $89 million for the first six months of 2011. Bridion is in Phase III development in the United States.
     In August 2009, the FDA approved Saphris (asenapine) for the acute treatment of schizophrenia in adults and for the acute treatment of manic or mixed episodes associated with bipolar I disorder with or without psychotic features in adults. In September 2010, two sNDAs for Saphris were approved in the United States to expand the product’s indications to the treatment of schizophrenia in adults, as monotherapy for the acute treatment of manic or mixed episodes associated with bipolar I disorder in adults, and as adjunctive therapy with either lithium or valproate for the acute treatment of manic or mixed episodes associated with bipolar I disorder in adults. In September 2010, asenapine, to be sold under the brand name Sycrest, received marketing approval in the EU for the treatment of moderate to severe manic episodes associated with bipolar I disorder in adults; the marketing approval did not include an indication for schizophrenia. In October 2010, Merck and H. Lundbeck A/S (“Lundbeck”) announced a worldwide commercialization agreement for Sycrest sublingual tablets (5 mg, 10 mg). Under the terms of the agreement, Lundbeck paid a fee and will make product supply payments in exchange for exclusive commercial rights to Sycrest in all markets outside the United States, China and Japan. Merck retained exclusive commercial rights to asenapine in the United States, China and Japan. Concurrently, Merck is continuing to pursue regulatory approval for asenapine in other parts of the world.
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
     The Neurosciences and Ophthalmology franchise also included the products Subutex/Suboxone for the treatment of opiate addiction. In 2010, Merck sold the rights to Subutex/Suboxone back to Reckitt Benckiser Group PLC. Sales of Subutex/Suboxone were $51 million and $104 million for the second quarter and first six months of 2010, respectively.
Oncology
     Sales of Temodar (marketed as Temodal outside the United States), a treatment for certain types of brain tumors, were $234 million for the second quarter of 2011, a decline of 14% compared with the second quarter of 2010, and were $481 million for the first six months of 2011, a decline of 12% compared with the first six months of 2010, primarily reflecting generic competition in Europe. Temodar lost patent exclusivity in the EU in 2009.
     Global sales of Emend, a treatment for chemotherapy-induced nausea and vomiting, were $120 million in the second quarter of 2011, an increase of 29% compared with the second quarter of 2010, and were $207 million in the first six months of 2011, an increase of 17% compared with the same period in 2010, reflecting growth in Europe and the United States.
     Other products in the Oncology franchise include among others, Intron A for treating melanoma. Marketing rights for Caelyx for the treatment of ovarian cancer, metastatic breast cancer and Kaposi’s sarcoma transitioned to Johnson & Johnson as of

December 31, 2010. Sales of Caelyx were $66 million and $139 million in the second quarter and first six months of 2010, respectively.
     In March 2011, the FDA approved Sylatron (peginterferon alfa-2b), a once-weekly subcutaneous injection indicated for the adjuvant treatment of melanoma with microscopic or gross nodal involvement within 84 days of definitive surgical resection including complete lymphadenectomy.
Respiratory and Immunology
     Worldwide sales for Singulair, a once-a-day oral medicine indicated for the chronic treatment of asthma and for the relief of symptoms of allergic rhinitis, were $1.4 billion for the second quarter of 2011, an increase of 8% compared with the second quarter of 2010 reflecting growth in Japan and favorable pricing in the United States, partially offset by volume declines in the United States. Sales for the first six months of 2011 were $2.7 billion, an increase of 11% compared with the first six months of 2010 reflecting favorable pricing in the United States and growth internationally, particularly in Japan, due in part to the favorable effect of foreign exchange. Singulair continues to be the number one prescribed branded product in the U.S. respiratory market. Full year U.S. sales of Singulair were $3.2 billion in 2010. The patent that provides U.S. market exclusivity for Singulair expires in August 2012. The Company expects that within the two years following patent expiration, it will lose substantially all U.S. sales of Singulair, with most of those declines coming in the first full year following patent expiration. In addition, the patent for Singulair will expire in a number of major European markets in August 2012 and the Company expects sales of Singulair in those markets will decline significantly thereafter (although the six month Pediatric Market Exclusivity may extend this date in some markets to February 2013).
     Sales of Remicade, a treatment for inflammatory diseases, were $842 million for the second quarter of 2011, an increase of 26% compared with the second quarter of 2010, and were $1.6 billion for the first six months of 2011, an increase of 19% compared with the same period in 2010. Foreign exchange favorably affected sales performance in both periods. The increased sales in both periods reflect positive performance in Canada and a number of European markets. Prior to July 1, 2011, Remicade was marketed by the Company outside of the United States (except in Japan and certain other Asian markets). As a result of the agreement reached in April 2011 to amend the distribution rights to Remicade and Simponi (see Note 9 to the interim consolidated financial statements), effective July 1, 2011, Merck relinquished marketing rights for these products in certain territories including Canada, Central and South America, the Middle East, Africa and Asia Pacific. Simponi, a once-monthly subcutaneous treatment for certain inflammatory diseases, was approved by the EC in October 2009. In January 2011, Simponi was approved in the EU for use in combination with methotrexate in adults with severe, active and progressive rheumatoid arthritis not previously treated with methotrexate and for the reduction in the rate of progression of joint damage as measured by X-ray in rheumatoid arthritis patients. Sales of Simponi were $75 million in the second quarter of 2011 compared with $18 million in the second quarter of 2010 and were $129 million for the first six months of 2011 compared with $28 million for the first six months of 2010.
     Global sales of Nasonex, an inhaled nasal corticosteroid for the treatment of nasal allergy symptoms, were $323 million for the second quarter of 2011, a decline of 4% compared with the second quarter of 2010 reflecting declines in the United States, partially offset by growth internationally. Sales of Nasonex were $696 million for the first six months of 2011, an increase of 6% compared with the same period in 2010, driven largely by positive performance internationally, particularly in Japan, partially offset by declines in the United States.
     Global sales of Clarinex (marketed as Aerius in many countries outside the United States), a non-sedating antihistamine, were $209 million for the second quarter of 2011, an increase of 9% compared with the second quarter of 2010. Sales of Clarinex for the first six months of 2011 were $364 million, an increase of 3% compared with the first six months of 2010.
     Other products included in the Respiratory and Immunology franchise include among others, Arcoxia for the treatment of arthritis and pain; Asmanex, an inhaled corticosteroid for asthma; Proventil inhalation aerosol for the relief of bronchospasm; and Dulera inhalation aerosol for the treatment of asthma. An sNDA for Dulera for the treatment of chronic obstructive pulmonary disease (“COPD”) has been accepted for review by the FDA. Dulera is currently indicated in the United States for the treatment of asthma.
Vaccines
     The following discussion of vaccines does not include sales of vaccines sold in most major European markets through Sanofi Pasteur MSD (“SPMSD”), the Company’s joint venture with Sanofi Pasteur, the results of which are reflected in Equity income from affiliates (see “Selected Joint Venture and Affiliate Information” below). Supply sales to SPMSD, however, are included.
     Worldwide sales of Gardasil recorded by Merck grew 27% in the second quarter of 2011 to $277 million and increased 9% for the first six months of 2011 to $490 million reflecting strong public sector sales. Sales growth in the year-to-date period was partially offset by lower government orders in Canada. Gardasil, the world’s top-selling human papillomavirus (“HPV”) vaccine, is indicated for girls and women 9 through 26 years of age for the prevention of cervical, vulvar and vaginal cancers caused by HPV types 16 and 18, precancerous or dysplastic lesions caused by HPV types 6, 11, 16 and 18, and genital warts caused by HPV types 6 and 11. Gardasil is also approved in the United States for use in boys and men ages 9 through 26 years of age for the prevention of genital warts caused by HPV types 6 and 11. In December 2010, the FDA approved a new indication for Gardasil for the prevention of anal cancer caused by HPV types 16 and 18 and for the prevention of anal intraepithelial neoplasia grades 1, 2 and 3 (anal dysplasias and precancerous lesions) caused by HPV types 6, 11, 16 and 18, in males and females 9 through 26 years of age.
     In June 2011, Gardasil was approved in Japan for the prevention of cervical cancer (squamous cell cancer and adenocarcinoma) and their precursor lesions (cervical intraepithelial neoplasm grade 1/2/3 and cervical adenocarcinoma in situ), vulvar intraepithelial neoplasia grade 1/2/3, vaginal intraepithelial neoplasia grade 1/2/3 and genital warts caused by HPV types 6, 11, 16 and 18 in females 9 years of age and older.
     Global sales of RotaTeq, a vaccine to help protect against rotavirus gastroenteritis in infants and children, recorded by Merck were $148 million in the second quarter of 2011, an increase of 7% compared with the second quarter of 2010. Sales for the first six months of 2011 were $272 million, an increase of 18% compared with the same period in 2010, reflecting favorable public sector inventory fluctuations.
     In recent years, the Company has experienced difficulties in producing its varicella zoster virus (“VZV”)-containing vaccines. These difficulties have resulted in supply constraints for ProQuad, Varivax and Zostavax. The Company is manufacturing bulk varicella and is producing doses of Varivax and Zostavax.
     A limited quantity of ProQuad, a pediatric combination vaccine to help protect against measles, mumps, rubella and varicella, one of the VZV-containing vaccines, became available in the United States for ordering in the second quarter of 2010. Sales of ProQuad were $47 million in the second quarter of 2010. This supply has been exhausted and the Company does not anticipate availability of ProQuad for the remainder of 2011. Sales of ProQuad as recorded by Merck were $37 million in the first quarter of 2011.
     Merck’s sales of Varivax, a vaccine to help prevent chickenpox (varicella), were $206 million for the second quarter of 2011 compared with $215 million for the second quarter of 2010 and were $350 million for the first six months of 2011 compared with $451 million for the first six months of 2010. Sales in the first six months of 2010 include $48 million of revenue as a result of government purchases for the U.S. Centers for Disease Control and Prevention’s Strategic National Stockpile. Merck’s sales of M-M-R II, a vaccine to help protect against measles, mumps and rubella, were $86 million for the second quarter of 2011 compared with $78 million for the second quarter of 2010 and were $149 million for the first six months of 2011 compared with $160 million for the first six months of 2010. Sales of Varivax and M-M-R II in the second quarter of 2011 benefited from the unavailability of ProQuad as noted above.
     Merck’s sales of Zostavax, a vaccine to help prevent shingles (herpes zoster), were $122 million for the second quarter of 2011 as compared with $18 million in the second quarter of 2010 and were $146 million in the first six months of 2011 compared with $114 million in the first six months of 2010. The Company filled a significant number of backorders during the second quarter of 2011. The Company anticipates that backorders will continue until inventory levels are sufficient to meet market demand. Due to these supply constraints, no broad international launches or immunization programs are currently planned for 2011.
     In March 2011, the FDA approved an expanded age indication for Zostavax for the prevention of shingles to include adults ages 50 to 59. Zostavax is now indicated for the prevention of herpes zoster in individuals 50 years of age and older.
     The adult formulation of Recombivax HB, a vaccine against hepatitis B, is now available.
Women’s Health and Endocrine
     Worldwide sales for Fosamax and Fosamax Plus D (marketed as Fosavance throughout the EU and as Fosamac in Japan) for the treatment and, in the case of Fosamax, prevention of osteoporosis were $221 million for the second quarter of 2011, representing a decline of 9% over the comparable period of 2010, and were $429 million for the first six months of 2011, a decrease of 9% compared with the same period in 2010. These medicines have lost market exclusivity in the United States and have also lost market exclusivity in most major European markets. Accordingly, the Company is experiencing significant sales declines within the Fosamax product franchise and the Company expects the declines to continue.
     Worldwide sales of NuvaRing, a contraceptive product, were $154 million for the second quarter of 2011, an increase of 6% compared with the second quarter of 2010, and were $297 million for the first six months of 2011, an increase of 6% compared with the first six months of 2010. Global sales of Follistim AQ (marketed in most countries outside the United States as Puregon), a fertility treatment, were $143 million for the second quarter of 2011, an increase of 4% compared with the second quarter of 2010, and were $276 million for the first six months of 2011, an increase of 2% compared with the first six months of 2010. Puregon lost market exclusivity in the EU in August 2009.

     Other products contained in the Women’s Health and Endocrine franchise include among others, Implanon, a single-rod subdermal contraceptive implant; and Cerazette, a progestin only oral contraceptive.
     The Company is currently experiencing difficulty manufacturing certain women’s health products. The Company is working to resolve these issues.
Other
Animal Health
     Animal Health includes pharmaceutical and vaccine products for the prevention, treatment and control of disease in all major farm and companion animal species. Animal Health sales are affected by intense competition and the frequent introduction of generic products. Global sales of Animal Health products totaled $802 million for the second quarter of 2011, an increase of 10% compared with the second quarter of 2010, and were $1.6 billion for the first six months of 2011, an increase of 8% compared with the first six months of 2010. Foreign exchange favorably affected global sales performance by 8% and 5%, respectively, in the second quarter and first six months of 2011. The increased sales in both periods reflect positive performance in cattle, companion animal and poultry products.
     Merck’s animal health division, formerly known as Intervet/Schering-Plough Animal Health, is now using the new name, Merck Animal Health.
Consumer Care
     Consumer Care products include over-the-counter, foot care and sun care products such as Claritin non-drowsy antihistamines; MiraLAX, a treatment for occasional constipation; Dr. Scholl’s foot care products; and Coppertone sun care products. Global sales of Consumer Care products were $541 million for the second quarter of 2011, comparable with the second quarter of 2010, reflecting declines in Claritin due to a weak allergy season that were partially offset by increases in sun care products. Consumer Care sales were $1.1 billion for the first six months of 2011, an increase of 2% compared with the first six months of 2010, reflecting strong performance of Coppertone. Consumer Care product sales are affected by competition, frequent competitive product introductions and consumer spending patterns.
Alliances
     AstraZeneca has an option to buy Old Merck’s interest in Nexium and Prilosec, exercisable in 2012, and the Company believes that it is likely that AstraZeneca will exercise that option (see “Selected Joint Venture and Affiliate Information” below). If AstraZeneca does exercise the option, the Company will no longer record equity income from AZLP and supply sales to AZLP will decline substantially.
Costs, Expenses and Other
     In February 2010, the Company commenced actions under a global restructuring program (the “Merger Restructuring Program”) in conjunction with the integration of the legacy Merck and legacy Schering-Plough businesses. This Merger Restructuring Program is intended to optimize the cost structure of the combined company. Additional actions under the program continued during 2010. On July 29, 2011, the Company announced the next phase of the Merger Restructuring Program during which the Company expects to reduce its workforce measured at the time of the Merger by an additional 12% to 13% across the Company worldwide. A majority of the workforce reductions in this phase of the Merger Restructuring Program relate to manufacturing, including Animal Health, administrative and headquarters organizations. Previously announced workforce reductions of approximately 17% in earlier phases primarily reflect the elimination of positions in sales, administrative and headquarters organizations, as well as from the sale or closure of certain manufacturing and research and development sites and the consolidation of office facilities. In addition, the Company has eliminated over 2,500 positions which were vacant at the time of the Merger. The Company will continue to hire employees in strategic growth areas of the business as necessary. The Company will continue to pursue productivity efficiencies and evaluate its manufacturing supply chain capabilities on an ongoing basis which may result in future restructuring actions.
     The Company recorded total pretax restructuring costs of $808 million and $830 million in the second quarter of 2011 and 2010, respectively, and $921 million and $1.1 billion for the first six months of 2011 and 2010, respectively, related to this program. The restructuring actions under the Merger Restructuring Program are expected to be substantially completed by the end of 2013, with the exception of certain actions, principally manufacturing-related, which are expected to be completed by 2015, with the total cumulative pretax costs estimated to be approximately $5.8 billion to $6.6 billion. The Company estimates that approximately two-thirds of the cumulative pretax costs relate to cash outlays, primarily related to employee separation expense. Approximately one-third of the cumulative pretax costs are non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested. The Company expects the Merger Restructuring Program to yield annual savings upon completion of the program of approximately $4.0 billion to $4.6 billion, and annual savings by the end of 2013 of approximately $3.5 billion to $4.0 billion. These cost savings, which are expected to come from all areas of the Company’s pharmaceutical business, are in addition to the previously announced ongoing cost reduction initiatives at both legacy companies. Additional savings will come from non-restructuring-related activities.

     In October 2008, Old Merck announced a global restructuring program (the “2008 Restructuring Program”) to reduce its cost structure, increase efficiency, and enhance competitiveness. As part of the 2008 Restructuring Program, the Company expects to eliminate approximately 7,200 positions — 6,800 active employees and 400 vacancies — across the Company worldwide by the end of 2011. Pretax restructuring costs of $1 million and $66 million were recorded in the second quarter of 2011 and 2010, respectively, and $5 million and $131 million for the first six months of 2011 and 2010, respectively, related to the 2008 Restructuring Program. The 2008 Restructuring Program is expected to be completed by the end of 2011, with the exception of certain manufacturing-related actions, with the total cumulative pretax costs estimated to be up to $2.0 billion. The Company estimates that two-thirds of the cumulative pretax costs relate to cash outlays, primarily from employee separation expense. Approximately one-third of the cumulative pretax costs are non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested. Merck expects the 2008 Restructuring Program to yield cumulative pretax savings of $3.8 billion to $4.2 billion from 2008 to 2013.
     The Company anticipates that total costs associated with restructuring activities in 2011 for the Merger Restructuring Program and the 2008 Restructuring Program will be in the range of $1.3 billion to $1.5 billion.
     The costs associated with all of these restructuring activities are primarily comprised of accelerated depreciation recorded in Materials and production, Marketing and administrative and Research and development and separation costs recorded in Restructuring costs (see Note 2 to the interim consolidated financial statements).
     Materials and production costs were $4.3 billion for the second quarter of 2011, a decline of 6% compared with the second quarter of 2010, and were $8.3 billion for the first six months of 2011, a decline of 15% compared with the first six months of 2010. Costs in the second quarter of 2011 and 2010 include $1.2 billion and $1.1 billion, respectively, and for the first six months of 2011 and 2010 include $2.4 billion and $2.3 billion, respectively, of expenses for the amortization of intangible assets recognized in the Merger. Additionally, expenses for the second quarter and first six months of 2010 included $561 million and $1.8 billion of amortization of purchase accounting adjustments to Schering-Plough’s inventories also recognized as a result of the Merger. Costs in the second quarter and first six months of 2011 include an intangible asset impairment charge of $118 million. The Company may recognize additional non-cash impairment charges in the future related to product intangibles that were measured at fair value and capitalized in connection with the Merger and such charges could be material. Also included in materials and production costs were costs associated with restructuring activities which amounted to $109 million and $224 million in the second quarter of 2011 and 2010, respectively, and $181 million and $281 million in the first six months of 2011 and 2010, respectively, including accelerated depreciation and asset write-offs related to the planned sale or closure of manufacturing facilities. Separation costs associated with manufacturing-related headcount reductions have been incurred and are reflected in Restructuring costs as discussed below. (See Note 2 to the interim consolidated financial statements.)
     Gross margin was 64.7% in the second quarter of 2011 compared with 59.9% in the second quarter of 2010 and was 64.8% for the first six months of 2011 compared with 57.1% for the first six months of 2010. The amortization of intangible assets and purchase accounting adjustments to inventories recorded as a result of the Merger, as well as the restructuring and impairment charges noted above and certain merger-related costs had an unfavorable effect on gross margin of 12.0 and 16.6 percentage points for the second quarter of 2011 and 2010, respectively, and 11.9 and 18.9 percentage points for the first six months of 2011 and 2010, respectively. Excluding these impacts, the gross margin improvements reflect the favorable effect of foreign exchange, as well as changes in product mix and lower costs due to manufacturing efficiencies.
     Marketing and administrative expenses were $3.5 billion in the second quarter of 2011, an increase of 11% compared with the second quarter of 2010, and were $6.7 billion for the first six months of 2011, an increase of 5% compared with the first six months of 2010. The increases were due in part to the unfavorable effect of foreign exchange and strategic investments made in emerging markets. Expenses for the second quarter and first six months of 2011 included $23 million and $46 million, respectively, of restructuring costs, primarily related to accelerated depreciation for facilities to be closed or divested. Separation costs associated with sales force reductions have been incurred and are reflected in Restructuring costs as discussed below. Marketing and administrative expenses included $77 million and $75 million of acquisition-related costs in the second quarter of 2011 and 2010, respectively, and $135 million and $154 million for the first six months of 2011 and 2010, respectively, consisting largely of integration costs related to the Merger, as well as severance costs associated with the acquisition of Inspire which are not part of the Company’s formal restructuring programs. Additionally, marketing and administrative expenses in the second quarter and first half of 2011 include $43 million and $85 million, respectively, of expenses for the estimated annual health care reform fee which the Company will be required to pay beginning in 2011 as part of U.S. health care reform legislation. The Company is amortizing the estimated cost for 2011 on a straight-line basis.
     Research and development expenses were $1.9 billion for the second quarter of 2011, a decline of 11% compared with the second quarter of 2010, and were $4.1 billion for the first six months of 2011, a decrease of 3% compared with the first six months of 2010. During the second quarter and first six months of 2011, the Company recorded $19 million and $321 million, respectively, of in-process research and development (“IPR&D”) impairment charges primarily for programs that had previously been deprioritized and were deemed to have no alternative use during the period. During the first six months of 2010, the Company recorded $27 million of

IPR&D impairment charges attributable to compounds identified during the Company’s pipeline prioritization review that were abandoned and determined to have either no alternative use or were returned to the respective licensor. The Company may recognize additional non-cash impairment charges in the future for the cancellation of other legacy Schering-Plough pipeline programs that were measured at fair value and capitalized in connection with the Merger and such charges could be material. Also, expenses in the second quarter of 2011 and 2010 reflect $16 million and $144 million, respectively, and for the first six months of 2011 and 2010 reflect $61 million and $150 million, respectively, of accelerated depreciation and asset abandonment costs associated with restructuring activities. Research and development expenses in 2011 were favorably affected by cost savings resulting from restructuring activities. Additionally, costs in the second quarter and first six months of 2010 include a $50 million payment related to the restructuring of Merck’s agreement with ARIAD Pharmaceuticals, Inc.
     Restructuring costs, primarily representing separation and other related costs associated with restructuring activities, were $668 million and $654 million for the second quarter and first six months of 2011, respectively, nearly all of which related to the Merger Restructuring Program. Costs for the first six months of 2011 reflect a reduction of separation reserves of approximately $50 million resulting from the Company’s decision in the first quarter to retain approximately 380 employees at its Oss, Netherlands research facility that had previously been expected to be separated. Restructuring costs were $526 million and $814 million for the second quarter and first six months of 2010, respectively, of which $515 million and $767 million, respectively, related to the Merger Restructuring Program, $19 million and $55 million, respectively, related to the 2008 Restructuring Program and the remaining activity related to the legacy Schering-Plough Productivity Transformation Program. Separation costs were incurred associated with actual headcount reductions, as well as estimated expenses under existing severance programs for headcount reductions that were probable and could be reasonably estimated. Merck eliminated approximately 645 positions in the second quarter of 2011 of which 585 related to the Merger Restructuring Program and 60 related to the 2008 Restructuring Program. During the first six months of 2011, Merck eliminated approximately 1,515 positions of which 1,335 related to the Merger Restructuring Program and 180 related to the 2008 Restructuring Program. For the second quarter of 2010, Merck eliminated 2,705 positions of which 2,435 related to the Merger Restructuring Program, 240 related to the 2008 Restructuring Program and the remainder to the legacy Schering-Plough Productivity Transformation Program. Merck eliminated 8,435 positions in the first six months of 2010, of which 7,585 related to the Merger Restructuring Program, 775 related to the 2008 Restructuring Program and the remainder to the legacy Schering-Plough Productivity Transformation Program. These position eliminations are comprised of actual headcount reductions, and the elimination of contractors and vacant positions. Also included in restructuring costs are curtailment, settlement and termination charges on pension and other postretirement benefit plans and shutdown costs. For segment reporting, restructuring costs are unallocated expenses. Additional costs associated with the Company’s restructuring activities are included in Materials and production, Marketing and administrative and Research and development. (See Note 2 to the interim consolidated financial statements.)
     Equity income from affiliates, which reflects the performance of the Company’s joint ventures and other equity method affiliates, primarily AZLP, was $55 million and $43 million in the second quarter of 2011 and 2010, respectively, and was $193 million and $180 million in the first six months of 2011 and 2010, respectively. (See “Selected Joint Venture and Affiliate Information” below.)
     Other (income) expense, net was $121 million of expense in the second quarter of 2011 compared with $281 million of income in the second quarter of 2010. The second quarter of 2010 reflects $443 million of income recognized upon AstraZeneca’s exercise of the asset option (see “Selected Joint Venture and Affiliate Information” below). Other (income) expense, net was $744 million of expense in the first six months of 2011 compared with $113 million of income in the first six months 2010. Included in other (income) expense, net during the first six months of 2011 was a $500 million charge related to the resolution of the arbitration proceeding involving the Company’s rights to market Remicade and Simponi (see Note 9 to the interim consolidated financial statements) and a $127 gain on the sale of certain manufacturing facilities and related assets. Included in other (income) expense, net in the first six months of 2010 was $443 million of income recognized upon AstraZeneca’s asset option exercise noted above and $102 million of income on the settlement of certain disputed royalties. Additionally, during the first six months of 2010, the Company recognized exchange losses of $80 million related to a Venezuelan currency devaluation. Effective January 11, 2010, the Venezuelan government devalued its currency from at BsF 2.15 per U.S. dollar to a two-tiered official exchange rate at (1) “the essentials rate” at BsF 2.60 per U.S. dollar and (2) “the non-essentials rate” at BsF 4.30 per U.S. dollar. In January 2010, Merck was required to remeasure its local currency operations in Venezuela to U.S. dollars as the Venezuelan economy was determined to be hyperinflationary. Throughout 2010, the Company settled its transactions at the essentials rate and therefore remeasured monetary assets and liabilities using the essentials rate. In December 2010, the Venezuelan government announced it would eliminate the essentials rate and, effective January 1, 2011, all transactions would be settled at the official rate of at BsF 4.30 per U.S. dollar. As a result of this announcement, the Company remeasured its December 31, 2010 monetary assets and liabilities at the new official rate.

Segment Profits

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2011	2010	2011	2010

Pharmaceutical segment profits	$6,443	$5,987	$12,659	$11,727
Other non-reportable segment profits	655	627	1,371	1,347
Other	(5,426)	(5,373)	(10,629)	(11,218)

Income before income taxes	$1,672	$1,241	$3,401	$1,856

     Segment profits are comprised of segment revenues less certain elements of materials and production costs and operating expenses, including components of equity income or loss from affiliates and depreciation and amortization expenses. For internal management reporting presented to the chief operating decision maker, Merck does not allocate production costs, other than standard costs, research and development expenses or general and administrative expenses, nor the cost of financing these activities. Separate divisions maintain responsibility for monitoring and managing these costs, including depreciation related to fixed assets utilized by these divisions and, therefore, they are not included in segment profits. Also excluded from the determination of segment profits are the arbitration settlement charge in 2011, the gain on AstraZeneca’s asset option exercise in 2010, the amortization of purchase accounting adjustments, intangible asset impairment charges, acquisition-related costs, restructuring costs, taxes paid at the joint venture level and a portion of equity income. Additionally, segment profits do not reflect other expenses from corporate and manufacturing cost centers and other miscellaneous income or expense. These unallocated items are reflected in “Other” in the above table. Also included in “Other” are miscellaneous corporate profits, operating profits related to third-party manufacturing sales, divested products or businesses, as well as other supply sales and adjustments to eliminate the effect of double counting certain items of income and expense.
     Pharmaceutical segment profits rose 8% in both the second quarter and in the first six months of 2011 driven largely by the increase in sales and the gross margin improvement discussed above.
     The effective tax rates of (22.8%) for the second quarter of 2011 and 8.1% for the first six months of 2011 reflect the net favorable impact of approximately $700 million relating to the settlement of Old Merck’s 2002-2005 federal income tax audit, as well as the favorable impact of certain foreign and state tax rate changes that resulted in a net $230 million reduction of deferred tax liabilities on intangibles established in purchase accounting. The tax rates also reflect the impacts of purchase accounting adjustments and restructuring costs, partially offset by the beneficial impact of foreign earnings. In addition, the effective tax rate for the first six months of 2011 reflects the impact of the $500 million charge related to the resolution of the arbitration proceeding with Johnson & Johnson. The effective tax rates of 37.1% for the second quarter of 2010 and 40.2% for the first six months of 2010, as compared with the statutory rate of 35%, reflect the unfavorable impact of purchase accounting charges AstraZeneca’s asset option exercise and restructuring charges, largely offset by the beneficial impact of foreign earnings. In addition, the effective tax rate for the first six months of 2010 reflects the unfavorable impact of a $147 million charge associated with a change in tax law that requires taxation of the prescription drug subsidy of the Company’s retiree health benefit plans which was enacted in the first quarter of 2010 as part of U.S. health care reform legislation.
     Net income attributable to Merck & Co., Inc. was $2.0 billion for the second quarter of 2011 compared with $752 million for the second quarter of 2010 and was $3.1 billion for the first six months of 2011 compared with $1.1 billion for the first six months of 2010. Earnings per common share assuming dilution attributable to Merck & Co., Inc. common shareholders (“EPS”) for the second quarter of 2011 were $0.65 compared with $0.24 in the second quarter of 2010 and were $0.98 in the first six months of 2011 compared with $0.33 in the first six months of 2010. The increases in net income and EPS in the second quarter and first six months of 2011 were primarily due to the favorable impact of the tax items noted above and lower amortization of inventory step-up, partially offset by higher intangible asset impairment charges and, for the year-to-date period, higher restructuring costs.
     Non-GAAP income and non-GAAP EPS are alternative views of the Company’s performance used by management that Merck is providing because management believes this information enhances investors’ understanding of the Company’s results. Non-GAAP income and non-GAAP EPS exclude certain items because of the nature of these items and the impact that they have on the analysis of underlying business performance and trends. The excluded items consist of acquisition-related costs, restructuring costs and certain other items. These excluded items are significant components in understanding and assessing financial performance. Therefore, the information on non-GAAP income and non-GAAP EPS should be considered in addition to, but not in lieu of, net income and EPS prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Additionally, since non-GAAP income and non-GAAP EPS are not measures determined in accordance with GAAP, they have no standardized meaning prescribed by GAAP and, therefore, may not be comparable to the calculation of similar measures of other companies.
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
     A reconciliation between GAAP financial measures and non-GAAP financial measures is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions, except per share amounts)	2011	2010	2011	2010

Pretax income as reported under GAAP	$1,672	$1,241	$3,401	$1,856
Increase (decrease) for excluded items:
Acquisition-related costs	1,440	1,747	3,097	4,207
Costs related to restructuring programs	816	894	942	1,245
Other items:
Arbitration settlement charge	—	—	500	—
Loss (gain) on sale of manufacturing facilities and related assets	7	—	(127)	—
Gain on AstraZeneca asset option exercise	—	(443)	—	(443)

	3,935	3,439	7,813	6,865

Taxes on income as reported under GAAP	(382)	461	276	746
Estimated tax benefit on excluded items	407	242	738	892
Tax benefit from settlement of federal income tax audit	700	—	700	—
Tax benefit from foreign and state tax rate changes	230	—	230	—
Tax charge related to U.S. health care reform legislation	—	—	—	(147)

	955	703	1,944	1,491

Non-GAAP net income	2,980	2,736	5,869	5,374

Less: Net income attributable to noncontrolling interests	30	28	58	59

Non-GAAP net income attributable to Merck & Co., Inc.	$2,950	$2,708	$5,811	$5,315

EPS assuming dilution as reported under GAAP	$0.65	$0.24	$0.98	$0.33
EPS difference (1)	0.30	0.62	0.89	1.36

Non-GAAP EPS assuming dilution	$0.95	$0.86	$1.87	$1.69

(1)
Represents the difference between calculated GAAP EPS and calculated non-GAAP EPS, which may be different than the amount calculated by dividing the impact of the excluded items by the weighted average shares for the applicable period.

Acquisition-Related Costs
     Non-GAAP income and non-GAAP EPS exclude the ongoing impact of certain amounts recorded in connection with mergers and acquisitions. These amounts include the amortization of intangible assets and inventory step-up, as well as intangible asset impairment charges. Amounts also include integration costs associated with the Merger, as well as other costs associated with mergers and acquisitions, such as severance costs which are not part of the Company’s formal restructuring programs. These costs are excluded because management believes that these costs are not representative of ongoing normal business activities.
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
Certain Other Items
     Non-GAAP income and non-GAAP EPS exclude certain other items. These items represent substantive, unusual items that are evaluated on an individual basis. Such evaluation considers both the quantitative and the qualitative aspect of their unusual nature and generally represent items that, either as a result of their nature or magnitude, management would not anticipate that they would occur as part of the Company’s normal business on a regular basis. Certain other items are comprised of the charge related to the arbitration settlement (see Note 9 to the interim consolidated financial statements), the gain associated with the sales of certain manufacturing facilities and related assets and the gain recognized upon AstraZeneca’s asset option exercise (see Note 13 to the interim consolidated financial statements). Also excluded from non-GAAP income and non-GAAP EPS are the tax benefits from the settlement of a federal income tax audit, the favorable impact of certain foreign and state tax rate changes that resulted in a net reduction of deferred tax liabilities on intangibles established in purchase accounting, and the tax charge related to U.S. health care reform legislation (see Note 14 to the interim consolidated financial statements).
Research and Development Update
     In May 2011, the FDA approved Victrelis (boceprevir), the Company’s innovative new oral medicine for the treatment of chronic hepatitis C. Victrelis is approved for the treatment of chronic hepatitis C genotype 1 infection, in combination with peginterferon alfa and ribavirin, in adult patients (18 years of age and older) with compensated liver disease, including cirrhosis, who are previously untreated or who have failed previous interferon and ribavirin therapy. Victrelis is an antiviral agent designed to interfere with the ability of the hepatitis C virus to replicate by inhibiting a key viral enzyme. In July 2011, the European Commission (“EC”) approved Victrelis. The EC’s decision grants a single marketing authorization that is valid in the 27 countries that are members of the EU, as well as unified labeling applicable to Iceland, Liechtenstein and Norway. Victrelis is also approved in Brazil.
     In August 2011, Zoely, a new oral contraceptive (nomegestrol acetate 2.5 mg/17β-estradiol 1.5 mg), was granted marketing authorization by the EC for the prevention of pregnancy in women. Zoely is a combined oral contraceptive tablet containing a unique monophasic combination of 2 hormones: nomegestrol acetate, a highly selective progesterone-derived progestin, and 17β estradiol, an estrogen that is similar to the one naturally present in a woman’s body. The marketing authorization of Zoely applies to all 27 EU member states plus Iceland, Liechtenstein and Norway.
     In June 2011, the Japanese Ministry of Health, Labour and Welfare approved Cubicin (daptomycin for injection), an antibacterial agent with activity against methicillin-resistant Staphylococcus aureus (“MRSA”), for use in treatment of MRSA infections in Japan. Under a licensing agreement signed in 2007 between Merck and Cubist Pharmaceuticals, Merck obtained the rights for development and distribution of Cubicin in Japan.
     Also in June 2011, detailed results from the Phase III SUCCEED (Sarcoma Multi-Center Clinical Evaluation of the Efficacy of Ridaforolimus) clinical trial were presented during the 2011 American Society of Clinical Oncology annual meeting. SUCCEED evaluated oral ridaforolimus, an investigational mTOR inhibitor, in patients with metastatic soft-tissue or bone sarcomas who previously had a favorable response to chemotherapy. In this patient population, ridaforolimus improved progression-free survival compared to placebo, the primary endpoint of the study. Based on these results, Merck plans to submit an NDA for ridaforolimus to the FDA and a marketing application in the EU in 2011.
     In July 2011, the Company received a Complete Response letter from the FDA for Janumet XR (MK-0431A XR), the Company’s investigational extended-release formulation of Janumet, which related to the resolution of pre-approval inspection issues. Merck is responding to the questions raised by the FDA.
     MK-0653C, Zetia (ezetimibe) combined with atorvastatin was accepted for standard review by the FDA for the treatment of primary or mixed hyperlipidemia. Final FDA approval of this application may be delayed if Pfizer Inc. (“Pfizer”) takes legal action asserting certain of its patent rights in respect of atorvastatin. The impact of any such legal action by Pfizer would be a bar on FDA approval of the Company’s NDA up to for 30 months pursuant to the FDA’s automatic stay, subject to being shortened or lengthened by a court decision, or shortened by an agreement between the parties.
     Merck is discontinuing the clinical development program for telcagepant, the Company’s investigational calcitonin gene-related peptide receptor antagonist for the treatment of acute migraine. The decision is based on an assessment of data across the clinical program, including findings from a recently completed six-month Phase III study.
     In June 2011, Merck and Intercell AG announced that following a detailed analysis of the data from the Phase II/III clinical trial evaluating V710, an investigational vaccine for the prevention of Staphylococcus aureus infection, the independent Data Monitoring Committee has unanimously recommended termination of the study. The recommendation to terminate was made based upon both the observation that V710 was unlikely to demonstrate a statistically significant clinical benefit as well as a safety concern regarding overall mortality and multi-organ dysfunction that occurred with greater frequency in vaccine recipients, compared with placebo recipients.
     In April 2011, Merck and Sun Pharmaceutical Industries Ltd., a leading Indian multinational pharmaceutical company, announced the creation of a joint venture to develop, manufacture and commercialize new combinations and formulations of innovative, branded generics that bring together combinations of medicines using platform delivery technologies designed to enhance convenience for patients in the emerging markets.

     The chart below reflects the Company’s research pipeline as of July 29, 2011. Candidates shown in Phase III include specific products and the date such candidate entered into Phase III development. Candidates shown in Phase II include the most advanced compound with a specific mechanism or, if listed compounds have the same mechanism, they are each currently intended for commercialization in a given therapeutic area. Small molecules and biologics are given MK-number designations, and for legacy Schering-Plough compounds SCH-number designations, and vaccine candidates are given V-number designations. Candidates in Phase I, additional indications in the same therapeutic area and additional claims, line extensions or formulations for in-line products are not shown.

Phase II	Phase III (Phase III entry date)	Under Review
Allergy
MK-8237 (SCH 900237), Immunotherapy(1)
Cancer
MK-0646 (dalotuzumab)
MK-7965 (SCH 727965) (dinaciclib)
Clostridium difficile Infection
MK-3415A
Contraception, Medicated IUS
MK-8342 (SCH 900342)
COPD
MK-7123 (SCH 527123) (navarixin)
Diabetes Mellitus
MK-3102
Hepatitis C
MK-5172
Insomnia
MK-3697
MK-6096
Osteoporosis
MK-5442
Overactive Bladder
MK-4618
Pneumoconjugate Vaccine
V114
Progeria
MK-6336 (SCH 066336) (lonafarnib)
Psoriasis
MK-3222 (SCH 900222)

Allergy
MK-7243 (SCH 697243), Grass pollen(1) (March 2008)
MK-3641 (SCH 039641), Ragweed(1) (September 2009)
Atherosclerosis
MK-0524A (extended-release niacin/laropiprant) (U.S.) (December 2005)
MK-0524B (extended-release niacin/laropiprant/simvastatin) (July 2007)
MK-0859 (anacetrapib) (May 2008)
Atrial Fibrillation
MK-6621 (vernakalant i.v.) (U.S.) (August 2003) (2)
Cervical Cancer
V503 (HPV vaccine (9 valent)) (September 2008)
COPD
MK-0887A (SCH 418131) (Zenhale) (EU) (August 2006)
Diabetes
MK-0431C (sitagliptin/pioglitazone) (September 2008)
Fertility
MK-8962 (SCH 900962) (corifollitropin alfa injection) (U.S.) (July 2006)
Hepatitis C
MK-7009 (vaniprevir)(3) (June 2011)
Herpes Zoster
V212 (inactivated VZV vaccine) (December 2010)
Insomnia
MK-4305 (suvorexant) (December 2009)
Neuromuscular Blockade Reversal
MK-8616 (SCH 900616) (Bridion) (U.S.) (November 2005)
Osteoporosis
MK-0822 (odanacatib) (September 2007)
Parkinson’s Disease
MK-3814 (SCH 420814) (preladenant) (July 2010)
Pediatric Hexavalent Combination Vaccine
V419 (April 2011)
Sarcoma
MK-8669 (ridaforolimus) (October 2007)
Thrombosis
MK-5348 (SCH 530348) (vorapaxar) (September 2007)

Atherosclerosis
MK-0653C (ezetimibe/atorvastatin) (U.S.)
Contraception
MK-8175A (SCH 900121) (Zoely) (NOMAC/E2) (EU) (U.S.)
Diabetes
MK-0431D (sitagliptin/simvastatin) (U.S.)
MK-0431A XR (sitagliptin/extended-release metformin) (U.S.) (4)
Glaucoma
MK-2452 (tafluprost) (U.S.)

Footnotes:

(1) North American rights only.
(2) Vernakalant i.v. for atrial fibrillation started Phase III clinical trials in August 2003 sponsored by Cardiome in collaboration with Astellas.
(3) For development in Japan only.
(4) In July 2011, Merck received a Complete Response letter from the FDA.

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
     In connection with the 1998 restructuring, Astra purchased an option (the “Asset Option”) for a payment of $443 million, which was recorded as deferred income, to buy Old Merck’s interest in the KBI products, excluding the gastrointestinal medicines Nexium and Prilosec (the “Non-PPI Products”). In April 2010, AstraZeneca exercised the Asset Option. Merck received $647 million from AstraZeneca, representing the net present value as of March 31, 2008 of projected future pretax revenue to be received by Old Merck from the Non-PPI Products, which was recorded as a reduction to the Company’s investment in AZLP. The Company recognized the $443 million of deferred income in the second quarter of 2010 as a component of Other (income) expense, net. In addition, in 1998, Old Merck granted Astra an option (the “Shares Option”) to buy Old Merck’s common stock interest in KBI and, therefore, Old Merck’s interest in Nexium and Prilosec, exercisable in 2012. The exercise price for the Shares Option will be based on the net present value of estimated future net sales of Nexium and Prilosec as determined at the time of exercise, subject to certain true-up mechanisms. The Company believes that it is likely that AstraZeneca will exercise the Shares Option. If AstraZeneca does exercise the Shares Option, the Company will no longer record equity income from AZLP and supply sales to AZLP will decline substantially.
Sanofi Pasteur MSD
     In 1994, Old Merck and Pasteur Mérieux Connaught (now Sanofi Pasteur S.A.) established an equally-owned joint venture to market vaccines in Europe and to collaborate in the development of combination vaccines for distribution in Europe. Total vaccine sales reported by SPMSD were $243 million and $237 million in the second quarter of 2011 and 2010, respectively, and were $430 million and $489 million for the first six months of 2011 and 2010, respectively. The decline for the year-to-date period reflects in part lower sales of Gardasil. SPMSD sales of Gardasil were $66 million and $82 million for the second quarter of 2011 and 2010, respectively, and were $124 million and $165 million for the first six months of 2011 and 2010, respectively.
     The Company records the results from its interest in AZLP and SPMSD in Equity income from affiliates.
Other
     In July 2011, Merck and China’s Simcere Pharmaceutical Group (“Simcere”) announced the signing of a framework agreement to establish a joint venture focused on serving China’s rapidly expanding health care needs by providing significantly improved access to quality medicines in major therapeutic areas. This novel and innovative partnership will combine the extensive resources and expertise of a global health care company and a leading Chinese pharmaceutical company in support of Merck and Simcere’s goal of building a strategic partnership with development, registration, manufacturing and sales capabilities. The initial focus of the partnership will be branded pharmaceutical products for cardiovascular and metabolic diseases. Specifically, in the area of cardiovascular disease, the partnership will offer a combined portfolio of selected medicines from both companies, including Zocor, Cozaar and Renitec by Merck, and Xinta and Shufutan by Simcere. In the metabolic disease area, the partnership will work to maximize access in China to sitagliptin, a DPP-IV inhibitor for the treatment of type 2 diabetes. The establishment of this joint venture is subject to satisfying certain agreed upon closing conditions.
Liquidity and Capital Resources

	June 30,	December 31,
($ in millions)	2011	2010

Cash and investments	$16,156	$14,376
Working capital	16,605	13,423
Total debt to total liabilities and equity	17.2%	16.9%

     During the first six months of 2011, cash provided by operating activities was $4.6 billion compared with $4.7 billion in the first six months of 2010. Cash provided by operating activities during the first six months of 2011, reflects the $500 million payment made to Johnson & Johnson as a result of the arbitration settlement, as well as payments to the Internal Revenue Service (“IRS”) as a result of the settlement discussed below. On an ongoing basis, cash provided by operations will continue to be the Company’s primary source of funds to finance operating needs and capital expenditures. The global economic downturn and the sovereign debt issues, among other factors, have caused foreign receivables to deteriorate in certain European countries. While the Company continues to receive payment on these receivables, these conditions have resulted in an increase in the average length of time it takes to collect accounts receivable outstanding thereby adversely affecting cash provided by operating activities.
     Cash used in investing activities was $943 million in the first six months of 2011 compared with $2.7 billion in the first six months of 2010 primarily reflecting higher proceeds from the sales of securities and other investments and lower purchases of securities and other investments. In addition, the Company received proceeds from the disposition of businesses in the first six months of 2011. In 2010, the Company received proceeds from AstraZeneca’s asset option exercise. In addition, the Company had a greater use of cash for acquisitions of businesses in the first six months of 2011 as compared with the same period in 2010. Cash used in financing activities in the first six months of 2011 was $2.4 billion compared with $2.5 billion in the first six months of 2010. The lower use of cash in financing activities was primarily driven by lower purchases of treasury stock, largely offset by a decrease in short-term borrowings and higher payments on debt.
     At June 30, 2011, the total of worldwide cash and investments was $16.2 billion, including $14.0 billion of cash, cash equivalents and short-term investments and $2.2 billion of long-term investments. A substantial majority of these cash and investments, held by foreign subsidiaries, would be subject to significant tax payments if such cash and investments were repatriated. However, cash provided by operating activities in the United States continues to be the Company’s primary source of funds to finance domestic operating needs, capital expenditures, treasury stock purchases and dividends paid to shareholders.
     In April 2011, the IRS concluded its examination of Old Merck’s 2002-2005 federal income tax returns and as a result the Company was required to make net payments of approximately $465 million. The Company’s unrecognized tax benefits for the years under examination exceeded the adjustments related to this examination period and therefore the Company recorded a net $700 million tax provision benefit in the second quarter of 2011. This net benefit reflects the decrease of unrecognized tax benefits for the years under examination partially offset by increases to the unrecognized tax benefits for years subsequent to the examination period as a result of this settlement. The Company disagrees with the IRS treatment of one issue raised during this examination and is appealing the matter through the IRS administrative process.
     As previously disclosed, the Canada Revenue Agency (“CRA”) has proposed adjustments for 1999 and 2000 relating to intercompany pricing matters and, in July 2011, the CRA issued assessments for other miscellaneous audit issues for tax years 2001-2004. These adjustments would increase Canadian tax due by approximately $340 million (U.S. dollars) plus approximately $375 million (U.S. dollars) of interest through June 30, 2011. The Company disagrees with the positions taken by the CRA and believes they are without merit. The Company continues to contest the assessments through the CRA appeals process. The CRA is expected to prepare similar adjustments for later years. Management believes that resolution of these matters will not have a material effect on the Company’s financial position or liquidity.
     Capital expenditures totaled $689 million and $680 million for the first six months of 2011 and 2010, respectively. Capital expenditures for full year 2011 are estimated to be $1.9 billion.
     Dividends paid to stockholders were $2.4 billion for both the first six months of 2011 and 2010. In May and July 2011, the Board of Directors declared a quarterly dividend of $0.38 per share on the Company’s common stock for the third and fourth quarters of 2011.
     In April 2011, Merck announced that its Board of Directors approved additional purchases of up to $5 billion of Merck’s common stock for its treasury. The Company has approximately $6.1 billion remaining under this program and the previous November 2009 treasury stock purchase authorization. The treasury stock purchases have no time limit and will be made over time on the open market, in block transactions or in privately negotiated transactions.
     In May 2011, the Company entered into a new $2.0 billion, 364-day credit facility and a new $2.0 billion four-year credit facility maturing in May 2015. The Company terminated its existing $2.0 billion, 364-day credit facility which expired in May 2011 and its $2.0 billion revolving credit facility that was scheduled to mature in August 2012. Both outstanding facilities provide backup liquidity for the Company’s commercial paper borrowing facility and are to be used for general corporate purposes. The Company has not drawn funding from either facility.

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
Item 4. Controls and Procedures
     Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures over financial reporting for the period covered by this Form 10-Q. Based on this assessment, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2011, the Company’s disclosure controls and procedures are effective. As previously disclosed, the Company is continuing its plans for integration of its business operations and the implementation of an enterprise wide resource planning system (SAP). These process modifications, which included several of the Company’s major European markets during the quarter, affect the design and operation of controls over financial reporting. With each implementation, the Company monitors the status of the business and financial operations and believes that an effective control environment has been maintained post-implementation.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Issuer purchases of equity securities for the three months ended June 30, 2011 were as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

			($ in millions)
	Total Number	Average Price	Approximate Dollar Value of Shares
	of Shares	Paid Per	That May Yet Be Purchased
Period	Purchased(1)	Share	Under the Plans or Programs(1)
April 1 - April 30, 2011	0	—	$6,407
May 1 - May 31, 2011	3,451,700	$36.90	$6,279
June 1 - June 30, 2011	5,275,900	$35.48	$6,092
Total	8,727,600	$36.04	$6,092

(1)
All shares purchased during the period were made as part of plans approved by the Board of Directors in November 2009 to purchase up to $3 billion in Merck shares and in April 2011 to purchase up to $5 billion in Merck shares.

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

101
The following materials from Merck & Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Cash Flow, and (iv) Notes to Consolidated Financial Statements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCK & CO., INC.
Date: August 8, 2011	/s/ Bruce N. Kuhlik
BRUCE N. KUHLIK
Executive Vice President and General Counsel

Date: August 8, 2011	/s/ John Canan
JOHN CANAN
Senior Vice President Finance - Global Controller

EXHIBIT INDEX

Number	Description
3.1	Restated Certificate of Incorporation of Merck & Co., Inc. (November 3, 2009) — Incorporated by reference to Current Report on Form 8-K filed on November 4, 2009

3.2	By-Laws of Merck & Co., Inc. (effective November 3, 2009) — Incorporated by reference to Current Report on Form 8-K filed November 4, 2009

31.1	Rule 13a — 14(a)/15d — 14(a) Certification of Chief Executive Officer

31.2	Rule 13a — 14(a)/15d — 14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101
The following materials from Merck & Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Cash Flow, and (iv) Notes to Consolidated Financial Statements.