Form 10-Q
period 2011-09-30
Merck & Co. Inc.
filed 2011-11-08
CIK 310158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to
Commission File No. 1-6571
Merck & Co., Inc.
One Merck Drive
Whitehouse Station, N.J. 08889-0100
(908) 423-1000

Incorporated in New Jersey	I.R.S. Employer Identification No. 22-1918501
The number of shares of common stock outstanding as of the close of business on October 31, 2011: 3,047,921,407
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
Signatures
EXHIBIT INDEX
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I — Financial Information
Item 1. Financial Statements
MERCK & CO., INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF INCOME
(Unaudited, $ in millions except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Sales	$12,022	$11,125	$35,753	$33,893

Costs, Expenses and Other
Materials and production	4,352	4,191	12,695	13,956
Marketing and administrative	3,340	3,192	10,029	9,589
Research and development	1,954	2,322	6,048	6,552
Restructuring costs	119	50	773	864
Equity income from affiliates	(161)	(236)	(354)	(417)
Other (income) expense, net	66	1,108	809	995

	9,670	10,627	30,000	31,539

Income Before Taxes	2,352	498	5,753	2,354
Taxes on Income	628	126	904	872

Net Income	$1,724	$372	$4,849	$1,482
Less: Net Income Attributable to Noncontrolling Interests	32	30	89	89

Net Income Attributable to Merck & Co., Inc.	$1,692	$342	$4,760	$1,393

Basic Earnings per Common Share Attributable to Merck & Co., Inc. Common Shareholders	$0.55	$0.11	$1.54	$0.45

Earnings per Common Share Assuming Dilution Attributable to Merck & Co., Inc. Common Shareholders	$0.55	$0.11	$1.53	$0.44

Dividends Declared per Common Share	$0.38	$0.38	$1.14	$1.14

The accompanying notes are an integral part of this consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited, $ in millions except per share amounts)

	September 30,	December 31,
	2011	2010

Assets
Current Assets
Cash and cash equivalents	$14,253	$10,900
Short-term investments	1,323	1,301
Accounts receivable (net of allowance for doubtful accounts of $129 in 2011 and $104 in 2010)	8,136	7,344
Inventories (excludes inventories of $1,382 in 2011 and $1,194 in 2010 classified in Other assets — see Note 6)	6,239	5,868
Deferred income taxes and other current assets	4,158	3,651

Total current assets	34,109	29,064

Investments	2,423	2,175

Property, Plant and Equipment, at cost, net of accumulated depreciation of $15,674 in 2011 and $13,481 in 2010	16,383	17,082

Goodwill	12,228	12,378

Other Intangibles, Net	35,822	39,456

Other Assets	5,569	5,626

	$106,534	$105,781

Liabilities and Equity
Current Liabilities
Loans payable and current portion of long-term debt	$2,455	$2,400
Trade accounts payable	2,282	2,308
Accrued and other current liabilities	9,228	8,514
Income taxes payable	1,462	1,243
Dividends payable	1,166	1,176

Total current liabilities	16,593	15,641

Long-Term Debt	15,692	15,482

Deferred Income Taxes and Noncurrent Liabilities	16,653	17,853

Merck & Co., Inc. Stockholders’ Equity
Common stock, $0.50 par value Authorized - 6,500,000,000 shares		.
Issued - 3,576,948,356 shares in 2011 and 2010	1,788	1,788
Other paid-in capital	40,717	40,701
Retained earnings	38,763	37,536
Accumulated other comprehensive loss	(2,713)	(3,216)

	78,555	76,809
Less treasury stock, at cost 525,000,622 shares in 2011 and 494,841,533 shares in 2010	23,415	22,433

Total Merck & Co., Inc. stockholders’ equity	55,140	54,376

Noncontrolling Interests	2,456	2,429

Total equity	57,596	56,805

	$106,534	$105,781

The accompanying notes are an integral part of this consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, $ in millions)

	Nine Months Ended
	September 30,
	2011	2010

Cash Flows from Operating Activities
Net income	$4,849	$1,482
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,566	5,515
Intangible asset impairment charges	461	216
Equity income from affiliates	(354)	(417)
Dividends and distributions from equity affiliates	186	264
Gain on AstraZeneca asset option exercise	—	(443)
Deferred income taxes	(974)	(743)
Share-based compensation	287	400
Other	(207)	227
Net changes in assets and liabilities	(664)	782

Net Cash Provided by Operating Activities	9,150	7,283

Cash Flows from Investing Activities
Capital expenditures	(1,120)	(1,018)
Purchases of securities and other investments	(4,686)	(5,826)
Proceeds from sales of securities and other investments	4,740	3,726
Dispositions of businesses, net of cash divested	323	—
Acquisitions of businesses, net of cash acquired	(373)	(152)
Proceeds from AstraZeneca option exercise	—	647
Other	(90)	133

Net Cash Used in Investing Activities	(1,206)	(2,490)

Cash Flows from Financing Activities
Net change in short-term borrowings	1,356	1,573
Payments on debt	(1,277)	(689)
Purchases of treasury stock	(1,359)	(1,593)
Dividends paid to stockholders	(3,526)	(3,559)
Proceeds from exercise of stock options	194	313
Other	(61)	(191)

Net Cash Used in Financing Activities	(4,673)	(4,146)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	82	(84)

Net Increase in Cash and Cash Equivalents	3,353	563

Cash and Cash Equivalents at Beginning of Year	10,900	9,311

Cash and Cash Equivalents at End of Period	$14,253	$9,874

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
Recently Issued Accounting Standards
     In June 2011, the FASB issued amended guidance on the presentation of comprehensive income in financial statements. This amendment provides companies the option to present the components of net income and other comprehensive income either as one continuous statement of comprehensive income or as two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The provisions of this new guidance are effective for interim and annual periods beginning in 2012 although earlier adoption is permitted. The adoption of this new guidance will not impact the Company’s financial position, results of operations or cash flows.
     In September 2011, the FASB issued amended guidance that simplifies how an entity tests goodwill for impairment. The amended guidance will allow companies to first assess qualitative factors to determine if it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value and whether to perform the two-step goodwill impairment test. The updated guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. On October 1, 2011, the Company early adopted the amended guidance in conjunction with its annual impairment testing.

Notes to Consolidated Financial Statements (unaudited) (continued)
2. Restructuring
Merger Restructuring Program
     In February 2010, the Company commenced actions under a global restructuring program (the “Merger Restructuring Program”) in conjunction with the integration of the legacy Merck and legacy Schering-Plough businesses. This Merger Restructuring Program is intended to optimize the cost structure of the combined company. Additional actions under the program continued during 2010. On July 29, 2011, the Company announced the latest phase of the Merger Restructuring Program during which the Company expects to reduce its workforce measured at the time of the Merger by an additional 12% to 13% across the Company worldwide. A majority of the workforce reductions in this phase of the Merger Restructuring Program relate to manufacturing (including Animal Health), administrative and headquarters organizations. Previously announced workforce reductions of approximately 17% in earlier phases of the program primarily reflect the elimination of positions in sales, administrative and headquarters organizations, as well as from the sale or closure of certain manufacturing and research and development sites and the consolidation of office facilities. The Company will continue to hire employees in strategic growth areas of the business as necessary. The Company will continue to pursue productivity efficiencies and evaluate its manufacturing supply chain capabilities on an ongoing basis which may result in future restructuring actions.
     The Company recorded total pretax restructuring costs of $255 million and $384 million in the third quarter of 2011 and 2010, respectively, and $1.2 billion and $1.5 billion for the first nine months of 2011 and 2010, respectively, related to this program. Since inception of the Merger Restructuring Program through September 30, 2011, Merck has recorded total pretax accumulated costs of approximately $4.5 billion and eliminated approximately 14,200 positions comprised of employee separations, as well as the elimination of contractors and more than 2,500 positions that were vacant at the time of the Merger. The restructuring actions under the Merger Restructuring Program are expected to be substantially completed by the end of 2013, with the exception of certain actions, principally manufacturing-related, which are expected to be completed by 2015, with the total cumulative pretax costs estimated to be approximately $5.8 billion to $6.6 billion. The Company estimates that approximately two-thirds of the cumulative pretax costs relate to cash outlays, primarily related to employee separation expense. Approximately one-third of the cumulative pretax costs are non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested.
2008 Global Restructuring Program
     In October 2008, Old Merck announced a global restructuring program (the “2008 Restructuring Program”) to reduce its cost structure, increase efficiency, and enhance competitiveness. As part of the 2008 Restructuring Program, the Company expects to eliminate approximately 7,200 positions — 6,800 active employees and 400 vacancies — across the Company worldwide. Pretax restructuring costs of $20 million were recorded in the third quarter of 2011 and $25 million and $130 million in the first nine months of 2011 and 2010, respectively, related to the 2008 Restructuring Program. Since inception of the 2008 Restructuring Program through September 30, 2011, Merck has recorded total pretax accumulated costs of $1.6 billion and eliminated approximately 6,090 positions comprised of employee separations and the elimination of contractors and vacant positions. The 2008 Restructuring Program is expected to be completed by the end of 2011, with the exception of certain manufacturing-related actions, with the total cumulative pretax costs estimated to be up to $2.0 billion. The Company estimates that two-thirds of the cumulative pretax costs relate to cash outlays, primarily from employee separation expense. Approximately one-third of the cumulative pretax costs are non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested.

Notes to Consolidated Financial Statements (unaudited) (continued)
     For segment reporting, restructuring charges are unallocated expenses.
     The following tables summarize the charges related to Merger Restructuring Program and 2008 Restructuring Program activities by type of cost:

	Three Months Ended September 30, 2011						Nine Months Ended September 30, 2011
	Separation	Accelerated					Separation	Accelerated
($ in millions)	Costs	Depreciation		Other		Total	Costs	Depreciation	Other	Total

Merger Restructuring Program

Materials and production	$—	$81		$7		$88	$—	$233	$12	$245
Marketing and administrative	—	22		9		31	—	67	10	77
Research and development	—	27		1		28	—	107	(18)	89
Restructuring costs	63	—		45		108	670	—	95	765

	63	130		62		255	670	407	99	1,176

2008 Restructuring Program

Materials and production	—	10		(1)		9	—	16	1	17
Restructuring costs	5	—		6		11	(3)	—	11	8

	5	10		5		20	(3)	16	12	25

	$68	$140		$67		$275	$667	$423	$111	$1,201

	Three Months Ended September 30, 2010						Nine Months Ended September 30, 2010
	Separation	Accelerated					Separation	Accelerated
($ in millions)	Costs	Depreciation		Other		Total	Costs	Depreciation	Other	Total

Merger Restructuring Program

Materials and production	$—	$13	(1)	$41	(2)	$54	$—	$188	$62	$250
Marketing and administrative	—	123	(1)	11		134	—	123	11	134
Research and development	—	153		—		153	—	266	37	303
Restructuring costs	67	(41	) (1)	17		43	650	—	160	810

	67	248		69		384	650	577	270	1,497

2008 Restructuring Program

Materials and production	—	19		(33	)(2)	(14)	—	59	3	62
Marketing and administrative	—	—		(4)		(4)	—	—	(4)	(4)
Research and development	—	10		—		10	—	10	—	10

Restructuring costs	10	—		(3)		7	41	—	21	62

	10	29		(40)		(1)	41	69	20	130

	$77	$277		$29		$383	$691	$646	$290	$1,627

(1)
Amounts reflect third quarter reclassifications of certain accelerated depreciation charges, recorded in the second quarter, from Materials and production and Restructuring costs to Marketing and administrative.

(2)	Reflects the reclassification of a second quarter $36 million charge from the 2008 Restructuring Program to the Merger Restructuring Program.
     Separation costs are associated with actual headcount reductions, as well as those headcount reductions which were probable and could be reasonably estimated. In the first nine months of 2011, separation costs for the Merger Restructuring Program include a reduction of separation reserves of approximately $50 million resulting from the Company’s decision in the first quarter to retain approximately 380 employees at its Oss, Netherlands research facility that had previously been expected to be separated. In the third quarter of 2011 and 2010, approximately 1,300 positions and 2,175 positions, respectively, were eliminated under the Merger Restructuring Program and approximately 110 positions and 180 positions, respectively, were eliminated under the 2008 Restructuring Program. In the first nine months of 2011 and 2010, approximately 2,635 positions and 9,760 positions, respectively, were eliminated under the Merger Restructuring Program and approximately 290 positions and 955 positions, respectively, were eliminated under the 2008 Restructuring Program. These position eliminations were comprised of actual headcount reductions and the elimination of contractors and vacant positions.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
     Other activity in 2011 and 2010 includes asset abandonment, shut-down and other related costs. Additionally, other activity includes employee-related costs such as curtailment, settlement and termination charges associated with pension and other postretirement benefit plans (see Note 12) and share-based compensation costs.
     The following table summarizes the charges and spending relating to Merger Restructuring Program and 2008 Restructuring Program activities for the nine months ended September 30, 2011:

	Separation	Accelerated
($ in millions)	Costs	Depreciation	Other	Total

Merger Restructuring Program

Restructuring reserves January 1, 2011	$859	$—	$64	$923
Expense	670	407	99	1,176
(Payments) receipts, net	(417)	—	(121)	(538)
Non-cash activity	—	(407)	7	(400)

Restructuring reserves September 30, 2011 (1)	$1,112	$—	$49	$1,161

2008 Restructuring Program

Restructuring reserves January 1, 2011	$196	$—	$—	$196
Expense	(3)	16	12	25
(Payments) receipts, net	(53)	—	(11)	(64)
Non-cash activity	—	(16)	(1)	(17)

Restructuring reserves September 30, 2011 (1)	$140	$—	$—	$140

(1)
The cash outlays associated with the Merger Restructuring Program and the 2008 Restructuring Program are expected to be substantially completed by the end of 2013 and 2011, respectively, with the exception of certain actions, principally manufacturing-related, which are expected to be completed by 2015.

Legacy Schering-Plough Program
     Prior to the Merger, Schering-Plough commenced a Productivity Transformation Program which was designed to reduce and avoid costs and increase productivity. The Company recorded accelerated depreciation costs included in Materials and production of $2 million and $4 million for the third quarter of 2011 and 2010, respectively, and $18 million and $13 million for the first nine months of 2011 and 2010, respectively. In addition, the first nine months of 2010 includes a net gain of $8 million reflected in Restructuring costs primarily related to the sale of a manufacturing facility. The remaining reserve associated with this program was $30 million at September 30, 2011.
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
     In March 2011, the Company sold the Merck BioManufacturing Network, a leading provider of contract manufacturing and development services for the biopharmaceutical industry and wholly owned by Merck, to Fujifilm Corporation (“Fujifilm”). Under the terms of the agreement, Fujifilm purchased all of the equity interests in two Merck subsidiaries which together own all assets of the Merck BioManufacturing Network comprising

Notes to Consolidated Financial Statements (unaudited) (continued)
facilities located in Research Triangle Park, North Carolina and Billingham, U.K.; and including manufacturing contracts; business support operations and a highly skilled workforce. As part of the agreement with Fujifilm, Merck has committed to certain continued development and manufacturing activities with these two companies. The transaction resulted in a gain of $127 million in the first nine months of 2011 reflected in Other (income) expense, net.
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
Cozaar/Hyzaar
     In 1989, Old Merck and E.I. duPont de Nemours and Company (“DuPont”) agreed to form a long-term research and marketing collaboration to develop a class of therapeutic agents for high blood pressure and heart disease, discovered by DuPont, called angiotensin II receptor antagonists, which include Cozaar and Hyzaar. In return, Old Merck provided DuPont marketing rights in the United States and Canada to its prescription medicines, Sinemet and Sinemet CR (the Company has since regained global marketing rights to Sinemet and Sinemet CR). Pursuant to a 1994 agreement with DuPont, the Company has an exclusive licensing agreement to market Cozaar and Hyzaar in return for royalties and profit share payments to DuPont. The patents that provided market exclusivity in the United States for Cozaar and Hyzaar expired in April 2010. In addition, Cozaar and Hyzaar lost patent protection in a number of major European markets in March 2010.
Remicade/Simponi
     In 1998, a subsidiary of Schering-Plough entered into a licensing agreement with Centocor Ortho Biotech Inc. (“Centocor”), a Johnson & Johnson (“J&J”) company, to market Remicade, which is prescribed for the treatment of inflammatory diseases. In 2005, Schering-Plough’s subsidiary exercised an option under its contract with Centocor for license rights to develop and commercialize Simponi (golimumab), a fully human monoclonal antibody. The Company had exclusive marketing rights to both products outside the United States, Japan and certain other Asian markets. In December 2007, Schering-Plough and Centocor revised their distribution agreement regarding the development, commercialization and distribution of both Remicade and Simponi, extending the Company’s rights to exclusively market Remicade to match the duration of the Company’s exclusive marketing rights for Simponi. In addition, Schering-Plough and Centocor agreed to share certain development costs relating to Simponi’s auto-injector delivery system. On October 6, 2009, the European Commission approved Simponi as a treatment for rheumatoid arthritis and other immune system disorders in two presentations — a novel auto-injector and a prefilled syringe. As a result, the Company’s marketing rights for both products extend for 15 years from the first commercial sale of Simponi in the European Union (“EU”) following the receipt of pricing and reimbursement approval within the EU. In April 2011, Merck and J&J reached agreement to amend the distribution rights to Remicade and Simponi. Under the terms of the amended distribution agreement, Merck relinquished exclusive marketing rights for Remicade and Simponi to J&J in territories including Canada, Central and South America, the Middle East, Africa and Asia Pacific effective July 1, 2011. Merck retained exclusive marketing rights throughout Europe, Russia and Turkey (“Retained Territories”). In addition, beginning July 1, 2011, all profit derived from Merck’s exclusive distribution of the two products in the Retained Territories is being equally divided between Merck and J&J. Under the prior terms of the distribution agreement, the contribution income (profit) split, which was at 58% to Merck and 42% percent to J&J, would have declined for Merck and increased for J&J each year until 2014, when it would have been equally divided. J&J also received a one-time payment of $500 million in April 2011, which the Company recorded as a charge to Other (income) expense, net in the first quarter of 2011.

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

Notes to Consolidated Financial Statements (unaudited) (continued)
Interest Rate Risk Management
     In the third quarter of 2011, the Company terminated 11 interest rate swap contracts with a total notional amount of $1.6 billion. These swaps effectively converted $1.6 billion of its fixed-rate notes, with maturity dates ranging from June 2015 to January 2016, to floating rate instruments. As a result of the third quarter swap terminations, the Company received $113 million in cash, which included $7 million in accrued interest. The corresponding $106 million basis adjustment of the debt associated with the terminated swap contracts was deferred and is being amortized as a reduction of interest expense over the respective term of the notes. In the second quarter of 2011, the Company terminated nine interest rate swap contracts with a total notional amount of $3.5 billion. These swaps effectively converted $3.5 billion of its fixed-rate notes, with maturity dates ranging from March 2015 to June 2019, to floating rate instruments. As a result of the second quarter swap terminations, the Company received $175 million in cash, which included $36 million in accrued interest. The corresponding $139 million basis adjustment of the debt associated with the terminated swap contracts was deferred and is being amortized as a reduction of interest expense over the respective term of the notes. The cash flows from these contracts are reported as operating activities in the Consolidated Statement of Cash Flows.
     At September 30, 2011, the Company was a party to two pay-floating, receive-fixed interest rate swap contracts that mature in the fourth quarter of 2011 with notional amounts of $125 million each that effectively convert the Company’s $250 million, 5.125% fixed-rate notes due 2011 to floating rate instruments. The interest rate swap contracts are designated hedges of the fair value changes in the notes attributable to changes in the benchmark London Interbank Offered Rate (“LIBOR”) swap rate. The fair value changes in the notes attributable to changes in the benchmark interest rate are recorded in interest expense and offset by the fair value changes in the swap contracts. The cash flows from these contracts are reported as operating activities in the Consolidated Statement of Cash Flows.
     Presented in the table below is the fair value of derivatives segregated between those derivatives that are designated as hedging instruments and those that are not designated as hedging instruments:

		September 30, 2011			December 31, 2010
		Fair Value of Derivative		U.S. Dollar	Fair Value of Derivative		U.S. Dollar
($ in millions)	Balance Sheet Caption	Asset	Liability	Notional	Asset	Liability	Notional

Derivatives Designated as Hedging Instruments

Foreign exchange contracts (current)	Deferred income taxes and other current assets	$147	$—	$3,115	$167	$—	$2,344
Foreign exchange contracts (non-current)	Other assets	364	—	4,723	310	—	3,720
Foreign exchange contracts (current)	Accrued and other current liabilities	—	121	2,390	—	18	1,505
Foreign exchange contracts (non-current)	Deferred income taxes and noncurrent liabilities	—	2	59	—	6	503
Interest rate swaps (current)	Deferred income taxes and other current assets	6	—	250	—	—	—
Interest rate swaps (non-current)	Other assets	—	—	—	56	—	1,000
Interest rate swaps (non-current)	Deferred income taxes and noncurrent liabilities	—	—	—	—	7	850

		$517	$123	$10,537	$533	$31	$9,922

Derivatives Not Designated as Hedging Instruments

Foreign exchange contracts (current)	Deferred income taxes and other current assets	$347	$—	$9,496	$95	$—	$6,295

Foreign exchange contracts (current)	Accrued and other current liabilities	—	21	2,176	—	30	4,229

		$347	$21	$11,672	$95	$30	$10,524

		$864	$144	$22,209	$628	$61	$20,446

Notes to Consolidated Financial Statements (unaudited) (continued)
     The table below provides information on the location and pretax gain or loss amounts for derivatives that are: (i) designated in a fair value hedging relationship, (ii) designated in a cash flow hedging relationship, (iii) designated in a foreign currency net investment hedging relationship and (iv) not designated in a hedging relationship:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2011	2010	2011	2010

Derivatives designated in fair value hedging relationships
Interest rate swap contracts
Amount of gain recognized in Other (income) expense, net on derivatives	$(40)	$(29)	$(203)	$(64)
Amount of loss recognized in Other (income) expense, net on hedged item	40	29	203	64

Derivatives designated in foreign currency cash flow hedging relationships
Foreign exchange contracts
Amount of loss (gain) reclassified from AOCI to Sales	30	(13)	57	1
Amount of (gain) loss recognized in OCI on derivatives	(70)	234	183	(50)

Derivatives designated in foreign currency net investment hedging relationships
Foreign exchange contracts
Amount of gain recognized in Other (income) expense, net on derivatives (1)	(1)	—	(9)	—
Amount of loss recognized in OCI on derivatives	124	—	158	—

Derivatives not designated in a hedging relationship
Foreign exchange contracts
Amount of (gain) loss recognized in Other (income) expense, net on derivatives (2)	(351)	198	(31)	13
Amount of loss (gain) recognized in Sales on hedged item	—	30	—	(83)

(1)	There was no ineffectiveness on the hedge. Represents the amount excluded from hedge effectiveness testing.

(2)	These derivative contracts mitigate changes in the value of remeasured foreign currency denominated monetary assets and liabilities attributable to changes in foreign currency exchange rates.
     At September 30, 2011, the Company estimates $50 million of pretax net unrealized losses on derivatives maturing within the next 12 months that hedge foreign currency denominated sales over that same period will be reclassified from AOCI to Sales. The amount ultimately reclassified to Sales may differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity.
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

	Fair Value Measurements Using				Fair Value Measurements Using
	Quoted Prices	Significant			Quoted Prices	Significant
	In Active	Other	Significant		In Active	Other	Significant
	Markets for	Observable	Unobservable		Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs		Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
($ in millions)	September 30, 2011				December 31, 2010

Assets
Investments
Corporate notes and bonds	$—	$1,554	$—	$1,554	$—	$1,133	$—	$1,133
Commercial paper	—	1,054	—	1,054	—	1,046	—	1,046
U.S. government and agency securities	—	605	—	605	—	500	—	500
Municipal securities	—	—	—	—	—	361	—	361
Asset-backed securities (1)	—	173	—	173	—	171	—	171
Mortgage-backed securities (1)	—	163	—	163	—	99	13	112
Foreign government bonds	—	51	—	51	—	10	—	10
Equity securities	94	49	—	143	117	23	—	140
Other debt securities	—	3	—	3	—	3	—	3

	94	3,652	—	3,746	117	3,346	13	3,476

Other assets
Securities held for employee compensation	184	—	—	184	181	—	—	181

Derivative assets (2)
Purchased currency options	—	511	—	511	—	477	—	477
Forward exchange contracts	—	347	—	347	—	95	—	95
Interest rate swaps	—	6	—	6	—	56	—	56

	—	864	—	864	—	628	—	628

Total assets	$278	$4,516	$—	$4,794	$298	$3,974	$13	$4,285

Liabilities
Derivative liabilities (2)
Written currency options	$—	$4	$—	$4	$—	$—	$—	$—
Forward exchange contracts	—	140	—	140	—	54	—	54
Interest rate swaps	—	—	—	—	—	7	—	7

Total liabilities	$—	$144	$—	$144	$—	$61	$—	$61

(1)
Primarily all of the asset-backed securities are highly-rated (Standard & Poor’s rating of AAA and Moody’s Investors Service rating of Aaa), secured primarily by credit card, auto loan, and home equity receivables, with weighted-average lives of primarily 5 years or less. Mortgage-backed securities represent AAA-rated securities issued or unconditionally guaranteed as to payment of principal and interest by U.S. government agencies.

(2)	The fair value determination of derivatives includes an assessment of the credit risk of counterparties to the derivatives and the Company’s own credit risk, the effects of which were not significant.
     There were no significant transfers between Level 1 and Level 2 during the third quarter or first nine months of 2011. As of September 30, 2011, Cash and cash equivalents of $14.3 billion included $13.3 billion of cash equivalents.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
     The table below provides a summary of the changes in fair value of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2011	2010	2011	2010

Beginning balance	$—	$17	$13	$72
Sales	—	(2)	(13)	(63)
Settlements	—	—	—	(2)
Total realized and unrealized gains (losses)
Included in:
Earnings (1)	—	—	—	18
Comprehensive income	—	—	—	(10)

Ending balance	$—	$15	$—	$15

Losses recorded in earnings for Level 3 assets still held at September 30	$—	$—	$—	$—

(1)	Amounts are recorded in Other (income) expense, net.
Financial Instruments not Measured at Fair Value
     Some of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature, such as cash and cash equivalents, receivables and payables.
     The estimated fair value of loans payable and long-term debt (including current portion) at September 30, 2011 was $19.7 billion compared with a carrying value of $18.1 billion and at December 31, 2010 was $18.7 billion compared with a carrying value of $17.9 billion. Fair value was estimated using quoted dealer prices.
     A summary of gross unrealized gains and losses on available-for-sale investments recorded in AOCI is as follows:

	September 30, 2011				December 31, 2010
	Fair	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized
($ in millions)	Value	Cost	Gains	Losses	Value	Cost	Gains	Losses

Corporate notes and bonds	$1,554	$1,548	$13	$(7)	$1,133	$1,124	$12	$(3)
Commercial paper	1,054	1,054	—	—	1,046	1,046	—	—
U.S. government and agency securities	605	602	3	—	500	501	1	(2)
Municipal securities	—	—	—	—	361	359	4	(2)
Asset-backed securities	173	172	1	—	171	170	1	—
Mortgage-backed securities	163	162	2	(1)	112	108	5	(1)
Foreign government bonds	51	51	—	—	10	10	—	—
Other debt securities	3	1	2	—	3	1	2	—
Equity securities	327	313	14	—	321	295	34	(8)

	$3,930	$3,903	$35	$(8)	$3,657	$3,614	$59	$(16)

     Available-for-sale debt securities included in Short-term investments totaled $1.3 billion at September 30, 2011. Of the remaining debt securities, $2.0 billion mature within five years. At September 30, 2011, there were no debt securities pledged as collateral.
Concentrations of Credit Risk
     On an ongoing basis, the Company monitors concentrations of credit risk associated with corporate issuers of securities and financial institutions with which it conducts business. Credit exposure limits are established to limit a concentration with any single issuer or institution. Cash and investments are placed in instruments that meet high credit quality standards, as specified in the Company’s investment policy guidelines. Approximately two-thirds of the Company’s cash and cash equivalents are invested in three highly-rated money market funds.
     The majority of the Company’s accounts receivable arise from product sales in the United States and Europe and are primarily due from drug wholesalers and retailers, hospitals, government agencies, managed health

Notes to Consolidated Financial Statements (unaudited) (continued)
care providers and pharmacy benefit managers. The Company monitors the financial performance and credit worthiness of its customers so that it can properly assess and respond to changes in their credit profile. The Company also continues to monitor economic conditions, including the volatility associated with international sovereign economies, and associated impacts on the financial markets and its business, taking into consideration the global economic downturn and the sovereign debt issues in certain European countries. The Company continues to monitor the credit and economic conditions within Greece, Spain, Italy and Portugal, among other members of the EU. These deteriorating economic conditions, as well as inherent variability of timing of cash receipts, have resulted in, and may continue to result in, an increase in the average length of time that it takes to collect accounts receivable outstanding. The Company does not expect to have write-offs or adjustments to accounts receivable which would have a material adverse impact on its financial position or results of operations. At September 30, 2011, the Company’s accounts receivable in Greece, Italy, Spain and Portugal totaled approximately $1.6 billion of which hospital and public sector receivables were approximately 75%. As of September 30, 2011, the Company’s total accounts receivable outstanding for more than one year were approximately $370 million, of which approximately 90% related to accounts receivable in Greece, Italy, Spain and Portugal, mostly comprised of hospital and public sector receivables.
     As previously disclosed, the Company received zero coupon bonds from the Greek government in settlement of 2007-2009 receivables related to certain government sponsored institutions. During 2011, the Company sold a portion of these bonds. The Company has recorded impairment charges to reduce the remaining bonds to fair value and as of September 30, 2011, the balance was not material. During 2011, the Company has continued to receive payments on 2011 and 2010 Greek hospital and public sector receivables; these receivables totaled approximately $100 million as of September 30, 2011.
     Derivative financial instruments are executed under International Swaps and Derivatives Association master agreements. The master agreements with several of the Company’s financial institution counterparties also include credit support annexes. These annexes contain provisions that require collateral to be exchanged depending on the value of the derivative assets and liabilities, the Company’s credit rating, and the credit rating of the counterparty. As of September 30, 2011 and December 31, 2010, the Company had received cash collateral of $378 million and $157 million, respectively, from various counterparties which is recorded in Accrued and other current liabilities. The Company had not advanced any cash collateral to counterparties as of September 30, 2011 or December 31, 2010.
6. Inventories
     Inventories consisted of:

	September 30,	December 31,
($ in millions)	2011	2010

Finished goods	$1,640	$1,484
Raw materials and work in process	5,800	5,449
Supplies	293	315

Total (approximates current cost)	7,733	7,248
Reduction to LIFO costs	(112)	(186)

	$7,621	$7,062

Recognized as:
Inventories	$6,239	$5,868
Other assets	1,382	1,194

     As of September 30, 2011 and December 31, 2010, $155 million and $225 million, respectively, of purchase accounting adjustments to inventories remained which are recognized as a component of Materials and production costs as the related inventories are sold. Amounts recognized as Other assets are comprised almost entirely of raw materials and work in process inventories. At September 30, 2011 and December 31, 2010, these amounts included $1.3 billion and $1.0 billion, respectively, of inventories not expected to be sold within one year, principally vaccines. In addition, these amounts included $128 million and $197 million at September 30, 2011 and December 31, 2010, respectively, of inventories produced in preparation for product launches.
7. Other Intangibles
     At the time of the Merger, the Company measured the fair value of Schering-Plough’s marketed products and legacy pipeline programs and capitalized these amounts. During the first nine months of 2011, the Company recorded an intangible asset impairment charge of $118 million within Materials and production costs related to a marketed product. Also, during the third quarter and first nine months of 2011, the Company recorded $22 million and $343 million, respectively, of in-process research and development (“IPR&D”) impairment charges within Research and development expenses primarily for pipeline programs that had previously been deprioritized and were either deemed to have no alternative use in the period or were out-licensed to a third party for consideration that was less than the related asset’s carrying value. During the third quarter and first nine months of 2010, the

Notes to Consolidated Financial Statements (unaudited) (continued)
Company recorded $189 million and $216 million, respectively, of IPR&D impairment charges attributable to compounds identified during the Company’s pipeline prioritization review that were abandoned and determined to have either no alternative use or were returned to the respective licensor, as well as from expected delays in the launch timing or changes in cash flow assumptions for certain compounds. The Company may recognize additional non-cash impairment charges in the future related to marketed products or for the cancellation of other legacy Schering-Plough pipeline programs and such charges could be material.
8. Joint Ventures and Other Equity Method Affiliates
     Equity income from affiliates reflects the performance of the Company’s joint ventures and other equity method affiliates and was comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2011	2010	2011	2010

AstraZeneca LP	$141	$192	$318	$357
Other (1)	20	44	36	60

	$161	$236	$354	$417

(1)	Primarily reflects results from Sanofi Pasteur MSD, as well as Johnson & Johnson°Merck Consumer Pharmaceuticals Company (which was divested in September 2011).
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
     Summarized financial information for AZLP is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2011	2010	2011	2010

Sales	$1,124	$1,200	$3,460	$3,790
Materials and production costs	464	605	1,524	1,864
Other expense, net	357	224	1,004	679

Income before taxes (1)	$303	$371	$932	$1,247

(1)
Merck’s partnership returns from AZLP are generally contractually determined and are not based on a percentage of income from AZLP, other than with respect to the 1% limited partnership interest discussed above.

Notes to Consolidated Financial Statements (unaudited) (continued)
Johnson & Johnson°Merck Consumer Pharmaceuticals Company
     In September 2011, Merck sold its 50% interest in the Johnson & Johnson°Merck Consumer Pharmaceuticals Company (“JJMCP”) joint venture to J&J. The venture between Merck and J&J was formed in 1989 to develop, manufacture, market and distribute certain over-the-counter (“OTC”) consumer products in the United States and Canada. Merck received a one-time payment of $175 million and recognized a pretax gain of $136 million in the third quarter of 2011 reflected in Other (income) expense, net. Merck’s rights to the Pepcid brand outside the United States and Canada were not affected by this transaction. Following the transaction, J&J owns the venture’s assets which include the exclusive rights to market OTC Pepcid, Mylanta, Mylicon and other local OTC brands where they are currently sold in the United States and Canada. The partnership assets also included a manufacturing facility.
9. Contingencies and Environmental Liabilities
     The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including product liability, intellectual property, and commercial litigation, as well as additional matters such as antitrust actions. Except for the Vioxx Litigation and the ENHANCE Litigation (each as defined below) for which separate assessments are provided in this Note, in the opinion of the Company, it is unlikely that the resolution of these matters will be material to the Company’s financial position, results of operations or cash flows.
     Given the preliminary nature of the litigation discussed below, including the Vioxx Litigation and the ENHANCE Litigation, and the complexities involved in these matters, the Company is unable to reasonably estimate a possible loss or range of possible loss for such matters until the Company knows, among other factors, (i) what claims, if any, will survive dispositive motion practice, (ii) the extent of the claims, including the size of any potential class, particularly when damages are not specified or are indeterminate, (iii) how the discovery process will affect the litigation, (iv) the settlement posture of the other parties to the litigation and (v) any other factors that may have a material effect on the litigation.
Vioxx Litigation
Product Liability Lawsuits
     As previously disclosed, individual and putative class actions have been filed against Old Merck in state and federal courts alleging personal injury and/or economic loss with respect to the purchase or use of Vioxx. Most of the cases that remain are coordinated in a multidistrict litigation in the U.S. District Court for the Eastern District of Louisiana (the “Vioxx MDL”) before District Judge Eldon E. Fallon. (All of the actions discussed in this paragraph and in “Other Lawsuits” below are collectively referred to as the “Vioxx Product Liability Lawsuits.”)
     Of the plaintiff groups in the Vioxx Product Liability Lawsuits described above, the vast majority were dismissed as a result of the Vioxx Settlement Program, which has been described previously. As of September 30, 2011, approximately 25 plaintiff groups who were otherwise eligible for the Settlement Program did not participate and their claims remain pending against Old Merck. In addition, the claims of approximately 75 plaintiff groups who were not eligible for the Settlement Program remain pending against Old Merck.
     There are no U.S. Vioxx Product Liability Lawsuits currently scheduled for trial in 2011. Old Merck has previously disclosed the outcomes of several Vioxx Product Liability Lawsuits that were tried prior to 2010. Of the cases that went to trial, there is only one unresolved post-trial appeal: Ernst v. Merck. Merck has previously disclosed the details associated with the Ernst case and the grounds for Merck’s appeal. On August 26, 2011, the Texas Supreme Court reversed the judgment of the Court of Appeals in Garza, and rendered judgment for Merck.

Notes to Consolidated Financial Statements (unaudited) (continued)
Other Lawsuits
     There are still pending in various U.S. courts putative class actions purportedly brought on behalf of individual purchasers or users of Vioxx seeking reimbursement for alleged economic loss. In the Vioxx MDL proceeding, approximately 30 such class actions remain. In June 2010, Old Merck moved to strike the class claims or for judgment on the pleadings regarding the master complaint, which includes the above-referenced cases, and briefing on that motion was completed in September 2010. The Vioxx MDL court heard oral argument on Old Merck’s motion in October 2010 and took it under advisement.
     In June 2008, a Missouri state court certified a class of Missouri plaintiffs seeking reimbursement for out-of-pocket costs relating to Vioxx. Trial is scheduled to begin on May 21, 2012. In addition, in Indiana, plaintiffs have filed a motion to certify a class of Indiana Vioxx purchasers in a case pending before the Circuit Court of Marion County, Indiana. In April 2010, a Kentucky state court denied Old Merck’s motion for summary judgment and certified a class of Kentucky plaintiffs seeking reimbursement for out-of-pocket costs relating to Vioxx. The Kentucky Court of Appeals denied Old Merck’s petition for a writ of mandamus, and the Kentucky Supreme Court has affirmed that ruling. The trial court entered an amended class certification order on January 27, 2011, and Merck has appealed that ruling to the Kentucky Court of Appeals. Oral argument on the appeal is currently scheduled for November 14, 2011, although plaintiff has requested a continuance.
     Old Merck has also been named as a defendant in several lawsuits brought by, or on behalf of, government entities. Twelve of these suits are being brought by state Attorneys General and one has been brought on behalf of a county. All of these actions, except for a suit brought by the Attorney General of Michigan, are in the Vioxx MDL proceeding. The Michigan Attorney General case was remanded to state court. The trial court denied Old Merck’s motion to dismiss, but the Court of Appeals reversed that ruling on March 17, 2011, ordering the trial court to dismiss the case. The Michigan Attorney General sought review before the Michigan Supreme Court, but its petition was denied on September 30, 2011. These actions allege that Old Merck misrepresented the safety of Vioxx. All but one of these suits seek recovery for expenditures on Vioxx by government-funded health care programs such as Medicaid, along with other relief such as penalties and attorneys’ fees. An action brought by the Attorney General of Kentucky seeks only penalties for alleged Consumer Fraud Act violations. The Attorney General of Kentucky has moved to remand that case to state court, and the MDL court heard oral argument on the motion on August 31, 2011. The lawsuit brought by the county is a class action filed by Santa Clara County, California on behalf of all similarly situated California counties. Old Merck moved to dismiss the case brought by the Attorney General of Oklahoma in December 2010 and for judgment on the pleadings in the case brought by Santa Clara County in September 2011.
     In March 2010, Judge Fallon partially granted and partially denied Old Merck’s motion for summary judgment in the Louisiana Attorney General case. A trial on the remaining claims before Judge Fallon was completed in April 2010 and Judge Fallon found in favor of Old Merck in June 2010 dismissing the Louisiana Attorney General’s remaining claims with prejudice. The Louisiana Attorney General filed a notice of appeal, and the Fifth Circuit dismissed the appeal without prejudice pursuant to its scheduling rules on October 21, 2011 after the Louisiana Attorney General requested a stay of the appeal.
Shareholder Lawsuits
     As previously disclosed, in addition to the Vioxx Product Liability Lawsuits, various putative class actions and individual lawsuits under federal and state securities laws have been filed against Old Merck and various current and former officers and directors (the “Vioxx Securities Lawsuits”). As previously disclosed, the Vioxx Securities Lawsuits have been transferred by the Judicial Panel on Multidistrict Litigation (the “JPML”) to the U.S. District Court for the District of New Jersey before District Judge Stanley R. Chesler for inclusion in a nationwide MDL (the “Shareholder MDL”), and have been consolidated for all purposes. In June 2010, Old Merck moved to dismiss the Fifth Amended Class Action Complaint in the consolidated securities action. Oral argument on the motion to dismiss was held on July 12, 2011. On August 8, 2011, Judge Chesler granted in part and denied in part the motion to dismiss. Among other things, the claims based on statements made on or after the voluntary withdrawal of Vioxx on September 30, 2004 have been dismissed. On October 7, 2011, defendants answered the Fifth Amended Class Action Complaint.

Notes to Consolidated Financial Statements (unaudited) (continued)
     As previously disclosed, several individual securities lawsuits filed by foreign institutional investors also are consolidated with the Vioxx Securities Lawsuits. By stipulation, defendants were not required to respond to these complaints until the resolution of any motions to dismiss in the consolidated securities class action. On October 7, 2011, the court entered as an order a stipulation previously submitted by the parties requiring plaintiffs to file amended complaints in each of the individual securities lawsuits by October 21, 2011. Under the order, defendants have until January 20, 2012 to file motions to dismiss in one of the individual lawsuits (the “ABP Lawsuit”). The time to move or otherwise respond to the complaints in the remaining individual securities lawsuits is stayed until 45 days after the resolution of any motions to dismiss in the ABP Lawsuit.
     In addition, as previously disclosed, various putative class actions have been filed in federal court under the Employee Retirement Income Security Act (“ERISA”) against Old Merck and certain current and former officers and directors (the “Vioxx ERISA Lawsuits”). Those cases were consolidated in the Shareholder MDL before Judge Chesler. Fact discovery in the Vioxx ERISA Lawsuits closed in September 2010 and expert discovery closed in May 2011. In June 2011, Old Merck filed a motion for summary judgment, and plaintiffs filed a motion for partial summary judgment. As previously disclosed, in February 2009, the court denied the motion for class certification as to one count, and granted the motion as to the remaining counts in Consolidated Amended Complaint in the Vioxx ERISA Lawsuits. On August 16, 2011, while motions for renewed class certifications and summary judgment were pending but not yet decided, the parties reached an agreement in principle in which Merck would pay $49.5 million to settle the Vioxx ERISA Lawsuits. On August 17, 2011, Merck requested a stay of all proceedings to allow the parties to document and seek approval of the proposed settlement. On August 19, 2011, the court granted the parties’ request for a stay, and on August 25, 2011, in light of the proposed settlement, the court dismissed without prejudice all pending motions. On September 20, 2011, plaintiffs filed an unopposed motion for preliminary approval of the settlement and approval of notice plan. On October 6, 2011, the court entered an order preliminarily approving the proposed settlement. The court has scheduled a final approval hearing on the settlement for November 29, 2011.
International Lawsuits
     As previously disclosed, in addition to the lawsuits discussed above, Old Merck has been named as a defendant in litigation relating to Vioxx in Australia, Brazil, Canada, Europe and Israel (collectively, the “Vioxx Foreign Lawsuits”).
     Following trial of a representative action in 2009, a first instance judge of the Federal Court in Australia entered orders in 2010 which dismissed all claims against Old Merck. With regard to Old Merck’s Australian subsidiary, Merck Sharp & Dohme (Australia) Pty Ltd, the court dismissed certain claims but awarded the applicant, whom the court found suffered a myocardial infarction (“MI”) after ingesting Vioxx for approximately 33 months, AU $330,465 based on statutory claims that Vioxx was not fit for purpose or of merchantable quality, even though the court rejected the applicant’s claim that Old Merck and its Australian subsidiary knew or ought to have known prior to the voluntary withdrawal of Vioxx in September 2004 that Vioxx materially increased the risk of MI. The court also determined which of its findings of fact and law were common to the claims of other group members whose individual claims would proceed with reference to those findings. Old Merck’s subsidiary appealed the adverse findings and the Full Federal Court (the “Full Court”) heard the appeal and a cross-appeal in August 2011. In October 2011, the Full Court allowed Old Merck’s subsidiary’s appeal and set aside the judgment in favor of the applicant and dismissed his action. The Full Court held that Vioxx was not proven to be the cause of the applicant’s MI and that Old Merck’s subsidiary is not liable to the applicant for damages in negligence or under the former Trade Practices Act. The Full Court also affirmed the first instance decision in favor of Old Merck’s subsidiary on the applicant’s statutory defect claim, holding that Old Merck’s subsidiary’s state of the art defense was proven based on the development of scientific knowledge over time. The effect of this decision upon the claims of the remaining group members remains to be determined.

Notes to Consolidated Financial Statements (unaudited) (continued)
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
Reserves
     There are no U.S. Vioxx Product Liability Lawsuits currently scheduled for trial in 2011. A trial in the Missouri state court action is scheduled to begin on May 21, 2012. The Company cannot predict the timing of any other trials related to the Vioxx Litigation. The Company believes that it has meritorious defenses to the Vioxx Product Liability Lawsuits, Vioxx Shareholder Lawsuits and Vioxx Foreign Lawsuits (collectively, the “Vioxx Lawsuits”) and will vigorously defend against them. In view of the inherent difficulty of predicting the outcome of litigation, particularly where there are many claimants and the claimants seek indeterminate damages, the Company is unable to predict the outcome of these matters, and at this time cannot reasonably estimate the possible loss or range of loss with respect to the Vioxx Lawsuits not included in the Settlement Program. Unfavorable outcomes in the Vioxx Litigation could have a material adverse effect on the Company’s financial position, liquidity and results of operations.
     Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. As of December 31, 2010, the Company had an aggregate reserve of approximately $76 million (the “Vioxx Legal Defense Costs Reserve”) solely for future legal defense costs related to the Vioxx Litigation.
     During the first nine months of 2011, the Company spent approximately $61 million in the aggregate, including $24 million in the third quarter, in legal defense costs worldwide related to (i) the Vioxx Product Liability Lawsuits, (ii) the Vioxx Shareholder Lawsuits, (iii) the Vioxx Foreign Lawsuits, and (iv) the Vioxx Investigation (collectively, the “Vioxx Litigation”). In addition, in the first nine months of 2011, the Company recorded charges of $49 million solely for its future legal defense costs for the Vioxx Litigation, including $30 million in the third quarter. Consequently, as of September 30, 2011, the aggregate amount of the Vioxx Legal Defense Costs Reserve was approximately $64 million, which is solely for future legal defense costs for the Vioxx Litigation. Some of the significant factors considered in the review of the Vioxx Legal Defense Costs Reserve were as follows: the actual costs incurred by the Company; the development of the Company’s legal defense strategy and structure in light of the scope of the Vioxx Litigation, including the Settlement Agreement and the lawsuits that are continuing; the number of cases being brought against the Company; the costs and outcomes of completed trials and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the Vioxx Litigation. The amount of the Vioxx Legal Defense Costs Reserve as of September 30, 2011 represents the Company’s best estimate of the minimum amount of defense costs to be incurred in connection with the remaining aspects of the Vioxx Litigation; however, events such as additional trials in the Vioxx Litigation and other events that could arise in the course of the Vioxx Litigation could affect the ultimate amount of defense costs to be incurred by the Company.
     The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase the Vioxx Legal Defense Costs Reserve at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.

Notes to Consolidated Financial Statements (unaudited) (continued)
Other Product Liability Litigation
Fosamax
     As previously disclosed, Old Merck is a defendant in product liability lawsuits in the United States involving Fosamax (the “Fosamax Litigation”). As of September 30, 2011, approximately 2,000 cases, which include approximately 2,420 plaintiff groups, had been filed and were pending against Old Merck in either federal or state court, including one case which seeks class action certification, as well as damages and/or medical monitoring. In approximately 1,160 of these actions, plaintiffs allege, among other things, that they have suffered osteonecrosis of the jaw (“ONJ”), generally subsequent to invasive dental procedures, such as tooth extraction or dental implants and/or delayed healing, in association with the use of Fosamax. In addition, plaintiffs in approximately 840 of these actions generally allege that they sustained femur fractures and/or other bone injuries in association with the use of Fosamax.
     Cases Alleging ONJ and/or Other Jaw Related Injuries
     In August 2006, the JPML ordered that certain Fosamax product liability cases pending in federal courts nationwide should be transferred and consolidated into one multidistrict litigation (the “Fosamax MDL”) for coordinated pre-trial proceedings. The Fosamax MDL has been transferred to Judge John Keenan in the U.S. District Court for the Southern District of New York. As a result of the JPML order, approximately 940 of the cases are before Judge Keenan. Judge Keenan issued a Case Management Order (and various amendments thereto) which set forth a schedule governing the proceedings focused primarily upon resolving the class action certification motions in 2007 and completing fact discovery in an initial group of 25 cases by October 1, 2008. In the first Fosamax MDL trial, Boles v. Merck, the Fosamax MDL court declared a mistrial because the eight person jury could not reach a unanimous verdict. The Boles case was retried in June 2010 and resulted in a verdict in favor of the plaintiff in the amount of $8 million. Merck filed post-trial motions seeking judgment as a matter of law or, in the alternative, a new trial. In October 2010, the court denied Merck’s post-trial motions but sua sponte ordered a remittitur, reducing the verdict to $1.5 million. Plaintiff rejected the remittitur ordered by the court and requested a new trial on damages, which is scheduled to take place on March 26, 2012. Merck intends to appeal the verdict in Boles after the new trial on damages has concluded.
     In the next Fosamax MDL trial, Maley v. Merck, the jury in May 2010 returned a unanimous verdict in Merck’s favor. In February 2010, Judge Keenan selected a new bellwether case, Judith Graves v. Merck, to replace the Flemings v. Merck bellwether case, which the Fosamax MDL court dismissed when it granted summary judgment in favor of Old Merck. In November 2010, the Second Circuit affirmed the court’s granting of summary judgment in favor of Old Merck in the Flemings case. In Graves, the jury returned a unanimous verdict in favor of Old Merck in November 2010. The jury in Secrest v. Merck returned a unanimous verdict in favor of Old Merck in October 2011.
     The next trial scheduled in the Fosamax MDL was Raber v. Merck, which was subsequently dismissed. In addition, in February 2011, Judge Keenan ordered that there will be two further bellwether trials conducted in the Fosamax MDL: Spano v. Merck is scheduled to be tried on September 10, 2012; Jellema v. Merck is scheduled to be tried on May 7, 2012, though Jellema’s counsel has advised that he will seek to dismiss the case.
     Outside the Fosamax MDL, a trial in Florida, Anderson v. Merck, was scheduled to begin in June 2010 but the Florida state court postponed the trial date and a new date has been set for March 5, 2012. The trial ready date in Carballo v. Merck has been continued from August 22, 2011 until April 30, 2012. The Ward v. Merck case is scheduled to be tried on June 11, 2012.
     In addition, in July 2008, an application was made by the Atlantic County Superior Court of New Jersey requesting that all of the Fosamax cases pending in New Jersey be considered for mass tort designation and centralized management before one judge in New Jersey. In October 2008, the New Jersey Supreme Court ordered that all pending and future actions filed in New Jersey arising out of the use of Fosamax and seeking damages for existing dental and jaw-related injuries, including ONJ, but not solely seeking medical monitoring, be designated as a mass tort for centralized management purposes before Judge Carol E. Higbee in Atlantic County Superior Court. As of September 30, 2011, approximately 210 ONJ cases were pending against Old Merck in Atlantic County, New Jersey. In July 2009, Judge Higbee entered a Case Management Order (and various amendments thereto) setting forth a schedule that contemplates completing fact and expert discovery in an initial group of cases to be reviewed for trial. On February 14, 2011, the jury in Rosenberg v. Merck, the first trial in the New Jersey coordinated proceeding, returned a verdict in Merck’s favor. A trial in the Rifkin v. Merck, Flores v. Merck and Sessner v. Merck cases is scheduled for February 27, 2012.

Notes to Consolidated Financial Statements (unaudited) (continued)
     In California, the parties are reviewing the claims of three plaintiffs in the Carrie Smith, et al. v. Merck case and the claims in Pedrojetti v. Merck. The cases of one or more of these plaintiffs are expected to be tried in mid-2012.
     Discovery is ongoing in the Fosamax MDL litigation, the New Jersey coordinated proceeding, and the remaining jurisdictions where Fosamax cases are pending. The Company intends to defend against these lawsuits.
     Cases Alleging Femur Fractures and/or Other Bone Injuries
     As of September 30, 2011, approximately 645 cases alleging femur fractures and/or other bone injuries have been filed in New Jersey state court and are pending before Judge Higbee in Atlantic County Superior Court. The parties have selected an initial group of 30 cases to be reviewed through fact discovery. A Case Management Order setting forth a discovery and motions schedule with respect to these cases is expected but has not yet been entered and no trial dates for any of the New Jersey state femur fracture cases have been set.
     In March 2011, Merck submitted a Motion to Transfer to the JPML seeking to have all federal cases alleging femur fractures and other bone injuries consolidated into one multidistrict litigation for coordinated pre-trial proceedings. The Motion to Transfer was granted in May 2011, and all federal cases involving allegations of femur fracture or other bone injuries have been or will be transferred to the District of New Jersey where the Fosamax MDL is sited. Judge Garrett Brown has been assigned to preside over this second Fosamax MDL proceeding. A Case Management Order has been entered by Judge Brown that requires the parties to review 40 cases with a fact discovery deadline of July 31, 2012, an expert discovery deadline of November 28, 2012, and a projected trial date for the first case to be tried sometime after March 1, 2013.
     A petition was filed seeking to coordinate all femur fracture cases filed in California state court before a single judge in Orange County, California. The petition was granted and Judge Ronald L. Bauer will preside over the coordinated proceedings. No scheduling order has yet been entered.
     Additionally, there are three femur fracture cases pending in other state courts. One case is pending in Massachusetts, one is pending in Florida, and one is pending in Alabama.
     Discovery is ongoing in the federal and state courts where femur fracture cases are pending and the Company intends to defend against these lawsuits.
NuvaRing
     Beginning in May 2007, a number of complaints were filed in various jurisdictions asserting claims against the Company’s subsidiaries Organon USA, Inc., Organon Pharmaceuticals USA, Inc., Organon International (collectively, “Organon”), and Schering-Plough arising from Organon’s marketing and sale of NuvaRing, a combined hormonal contraceptive vaginal ring. The plaintiffs contend that Organon and Schering-Plough, among other things, failed to adequately design and manufacture NuvaRing and failed to adequately warn of the alleged increased risk of venous thromboembolism (“VTE”) posed by NuvaRing, and/or downplayed the risk of VTE. The plaintiffs seek damages for injuries allegedly sustained from their product use, including some alleged deaths, heart attacks and strokes. The majority of the cases are currently pending in a federal multidistrict litigation (the “NuvaRing MDL”) venued in Missouri and in a coordinated proceeding in New Jersey state court.
     As of September 30, 2011, there were approximately 900 NuvaRing cases. Of these cases, approximately 775 are or will be pending in the NuvaRing MDL in the U.S. District Court for the Eastern District of Missouri before Judge Rodney Sippel, and approximately 120 are pending in consolidated discovery proceedings in the Bergen County Superior Court of New Jersey before Judge Brian R. Martinotti. Four additional cases are pending in various other state courts.
     Pursuant to orders of Judge Sippel in the NuvaRing MDL, the parties originally selected a pool of more than twenty cases to prepare for trial and that pool has since been narrowed to eight cases from which the first trials in the NuvaRing MDL will be selected. Pursuant to Judge Martinotti’s order in the New Jersey proceeding, the parties selected ten trial pool cases to be prepared for trial. The parties have completed fact discovery in the originally selected trial pool cases in each jurisdiction and the Company anticipates expert discovery to be completed in the Spring of 2012. Certain of the cases in the original trial pool have been voluntarily dismissed and in one case judgment was entered in Merck’s favor and, as a result, certain replacement trial pool cases remain in fact discovery.

Notes to Consolidated Financial Statements (unaudited) (continued)
     The Company anticipates that status conferences will be held in each coordinated proceeding following the completion of expert discovery to determine a methodology for selecting the first cases to be tried. The Company intends to defend against these lawsuits.
Propecia/Proscar
     Merck has been sued this year in approximately 60 lawsuits involving a total of approximately 100 plaintiffs (in a few instances spouses are joined in the suits) who allege that they have experienced persistent sexual side effects following cessation of treatment with Propecia and/or Proscar. The lawsuits, which are in their early stages, are pending in federal courts in New Jersey, Washington, Washington D.C. and Florida, and in state court in New Jersey. The Company intends to defend against these lawsuits.
Governmental Proceedings
     Merck has received a Civil Investigative Demand (“CID”) issued by the DOJ addressed to Inspire Pharmaceuticals, Inc., a company acquired by Merck in May 2011. The CID advises that it relates to a False Claims Act investigation concerning allegations that Inspire caused the submission of false claims to federal health benefits programs for the drug AzaSite by marketing it for the treatment of indications not approved by the U.S. Food and Drug Administration (the “FDA”). The Company is cooperating with the government in its investigation and cannot predict the outcome of this inquiry.
     The Company has received a subpoena from the DOJ requesting information relating to the Company’s marketing and selling activities with respect to Integrilin and Avelox, from January 2003 to June 2010, in a civil federal health care investigation. The Company is cooperating with the DOJ’s investigation.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
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
     In November 2009, a stockholder of the Company filed a shareholder derivative lawsuit, In re Local No. 38 International Brotherhood of Electrical Workers Pension Fund v. Clark (“Local No. 38”), in the District of New Jersey, on behalf of the nominal defendant, the Company, and all shareholders of the Company, against the Company; certain of the Company’s officers, directors and alleged insiders; and certain of the predecessor companies’ former officers, directors and alleged insiders for alleged breaches of fiduciary duties, waste, unjust enrichment and gross mismanagement. A similar shareholder derivative lawsuit, Cain v. Hassan, was filed by a Schering-Plough stockholder and is currently pending in the District of New Jersey. An amended complaint was filed in May 2008, by the Schering-Plough stockholder on behalf of the nominal defendant, Schering-Plough, and all Schering-Plough shareholders. The lawsuit is against the Company, Schering-Plough’s then-current Board of Directors, and certain of Schering-Plough’s current and former officers, directors and alleged insiders. The plaintiffs in both Local No. 38 and Cain v. Hassan alleged that the defendants withheld the ENHANCE study results and made false and misleading statements, thereby deceiving and causing harm to the Company and Schering-Plough, respectively, and to the investing public, unjustly enriching insiders and wasting corporate assets. The plaintiff in Local No. 38 voluntarily dismissed the suit without prejudice in July 2011. The intervenor-plaintiff in Cain v. Hassan filed a second amended complaint in July 2011. The defendants moved to dismiss the second amended complaint on October 13, 2011. On October 14, 2011, the parties reached an agreement in principle to settle the case, subject to approval by a committee of Merck’s Board of Directors and the court. On October 18, 2011, the court stayed all discovery in the action. In November 2010, a Company shareholder filed a derivative lawsuit in state court in New Jersey. This case, captioned Rose v. Hassan, asserts claims that are substantially identical to the claims alleged in Cain v. Hassan. On April 29, 2011, the defendants in Rose v. Hassan moved to stay the case or to dismiss it without prejudice in favor of the federal derivative action. On August 9, 2011, the New Jersey state court dismissed Rose v. Hassan without prejudice. On September 21, 2011, the plaintiff in Rose v. Hassan filed a notice of appeal.
     Discovery in the federal lawsuits referred to in this section (collectively, the “ENHANCE Litigation”) has been coordinated. The Company believes that it has meritorious defenses to the ENHANCE Litigation and intends to vigorously defend against these lawsuits. The Company is unable to predict the outcome of these matters and at this time cannot reasonably estimate the possible loss or range of loss with respect to the ENHANCE Litigation. Unfavorable outcomes resulting from the ENHANCE Litigation could have a material adverse effect on the Company’s financial position, liquidity and results of operations.
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
Commercial Litigation
AWP Litigation and Investigations
     As previously disclosed, the Company and/or certain of its subsidiaries remain defendants in cases brought by various states alleging manipulation by pharmaceutical manufacturers of Average Wholesale Prices (“AWP”), which are sometimes used by public and private payors in calculating provider reimbursement levels. The outcome of these lawsuits could include substantial damages, the imposition of substantial fines and penalties and injunctive or administrative remedies. In September 2010, a jury in the U.S. District Court for the District of Massachusetts found the Company liable on the ground that units of Schering-Plough caused Massachusetts to overpay pharmacists for prescriptions of albuterol. The District Court held that Massachusetts should be awarded approximately $13.8 million in treble damages and penalties, together with prejudgment interest and attorney’s fees. The Company is planning to appeal the verdict and expects Massachusetts to seek substantially higher penalties on appeal.

Notes to Consolidated Financial Statements (unaudited) (continued)
     During 2011, the Company has settled AWP cases brought by the states of Utah, South Carolina, Alaska, Idaho, Kentucky, Pennsylvania, Mississippi, Wisconsin, Iowa, and certain New York counties. The Company and/or certain of its subsidiaries continue to be defendants in cases brought by 11 states.
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
     Integrilin — In February 2009, a patent infringement lawsuit was filed (jointly with Millennium Pharmaceuticals, Inc.) in the United States against TPM in respect of TPM’s application to the FDA seeking approval to sell a generic version of Integrilin prior to the expiry of the last to expire listed patent. In October 2011, the parties entered a settlement agreement allowing TPM to sell a generic version of Integrilin beginning June 2, 2015.
     Nasonex — In December 2009, a patent infringement suit was filed in the United States against Apotex Corp. (“Apotex”) in respect of Apotex’s application to the FDA seeking pre-patent expiry approval to market a generic version of Nasonex. The lawsuit automatically stays FDA approval of Apotex’s ANDA until May 2012 or until an adverse court decision, if any, whichever may occur earlier.
     Nexium — In November 2005, a patent infringement lawsuit was filed (jointly with AstraZeneca) in the United States against Ranbaxy Laboratories Ltd. (“Ranbaxy”) in respect of Ranbaxy’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Nexium. As previously disclosed, AstraZeneca, Merck and Ranbaxy entered into a settlement agreement which provided that Ranbaxy will be entitled to bring its generic esomeprazole product to market in the United States on May 27, 2014. The Company and AstraZeneca each received a Civil Investigative Demand (“CID”) from the Federal Trade Commission (“FTC”) in July 2008 regarding the settlement agreement with Ranbaxy. The Company is cooperating with the FTC in responding to this CID. In March 2006, a patent infringement lawsuit was filed (jointly with AstraZeneca) against IVAX Pharmaceuticals, Inc. (“IVAX”) (later acquired by Teva Pharmaceuticals, Inc. (“Teva”)), in respect of IVAX’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Nexium. In January 2010, AstraZeneca, Merck and Teva/IVAX entered into a settlement agreement which provides that Teva/IVAX will be entitled to bring its generic esomeprazole product to market in the United States on May 27, 2014. Patent infringement lawsuits have also been filed in the United States against Dr. Reddy’s Laboratories (“Dr. Reddy’s”), Sandoz and Lupin Ltd. (“Lupin”) in respect to their respective applications to the FDA seeking pre-patent expiry approval to sell generic versions of Nexium. In January 2011, AstraZeneca, Merck and Dr. Reddy’s entered into a settlement agreement which provides that Dr. Reddy’s will be entitled to bring its generic esomeprazole product to market in the United States on May 27, 2014. In June 2011, AstraZeneca, Merck and Sandoz entered into a settlement agreement which provides that

Notes to Consolidated Financial Statements (unaudited) (continued)
Sandoz will be entitled to bring its generic esomeprazole product to market in the United States on May 27, 2014. The lawsuit against Lupin is ongoing with no trial dates presently scheduled. In February 2011, a patent infringement lawsuit was filed (jointly with AstraZeneca) in the United States against Hamni USA, Inc. (“Hamni”) in respect of Hamni’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Nexium. A patent infringement lawsuit was also filed (jointly with AstraZeneca) in February 2010 in the United States against Sun Pharma Global Fze (“Sun Pharma”) in respect of its application to the FDA seeking pre-patent expiry approval to sell a generic version of Nexium IV. In October 2011, AstraZeneca, Merck and Sun Pharma entered into a settlement agreement which provides that Sun Pharma will be entitled to bring its generic esomeprazole IV product to market in the United States on January 1, 2014.
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
     Temodar — In July 2007, a patent infringement action was filed (jointly with Cancer Research Technologies, Limited (“CRT”)) in the United States against Barr Laboratories (“Barr”) (later acquired by Teva) in respect of Barr’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Temodar. In January 2010, the court issued a decision finding the CRT patent unenforceable on grounds of prosecution laches and inequitable conduct. In November 2010, the appeals court issued a decision reversing the trial court’s finding. In December 2010, Barr filed a petition seeking a rehearing en banc of the appeal, which petition was denied. In June 2011, Barr filed a petition for review by the United States Supreme Court, which was denied. By virtue of an agreement that Barr not launch a product during the appeal process, the Company has agreed that Barr can launch a product in August 2013.
     In September 2010, a patent infringement lawsuit was filed (jointly with CRT) in the United States against Sun Pharmaceutical Industries Inc. (“Sun”) in respect of Sun’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Temodar. The lawsuit automatically stays FDA approval of Sun’s ANDA until February 2013 or until an adverse court decision, if any, whichever may occur earlier. The Company, CRT and Sun have entered into an agreement to stay the lawsuit pending the outcome of the Supreme Court appeal process in the Barr lawsuit. In November 2010, a patent infringement lawsuit was filed (jointly with CRT) in the United States against Accord HealthCare Inc. (“Accord”) in respect of its application to the FDA seeking pre-patent expiry approval to sell a generic version of Temodar. The lawsuit automatically stays FDA approval of Accord’s application until April 13, 2013 or until an adverse court decision, if any, whichever may occur earlier.
     Vytorin — In December 2009, a patent infringement lawsuit was filed in the United States against Mylan Pharmaceuticals, Inc. (“Mylan”) in respect of Mylan’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Vytorin. The lawsuit automatically stays FDA approval of Mylan’s application until May 2012 or until an adverse court decision, if any, whichever may occur earlier. A trial against Mylan jointly in respect of Zetia and Vytorin is scheduled to begin on December 5, 2011. In February 2010, a patent infringement lawsuit was filed in the United States against Teva in respect of Teva’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Vytorin. In July 2011, the patent infringement lawsuit was dismissed and Teva agreed not to sell generic versions of Zetia or Vytorin until the Company’s exclusivity rights expire on April 25, 2017, except in certain circumstances. In August 2010, a patent infringement lawsuit was filed in the United States against Impax Laboratories Inc. (“Impax”) in respect of Impax’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Vytorin. An agreement was reached with Impax to stay the lawsuit pending the outcome of the lawsuit with Mylan. In October 2011, a patent infringement lawsuit was filed in the United States against Actavis Inc. (“Actavis”) in respect to Actavis’ application to the FDA seeking pre-patent expiry approval to sell a generic version of Vytorin. The lawsuit automatically stays FDA approval of Actavis’ application until May 2012 or until an adverse court decision, if any, whichever may occur earlier.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
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
     NuvaRing — In February 2011, a patent infringement suit was brought against Merck in the International Trade Commission by Femina Pharma Incorporated (“Femina”) in respect of the product NuvaRing. The complaint alleges that NuvaRing infringes a patent owned by Femina. The lawsuit seeks an exclusion order against the importation of NuvaRing into the United States. Trial in the case is expected to be held in the first quarter of 2012.
Environmental Matters
     As previously disclosed, approximately 2,200 plaintiffs have filed an amended complaint against Old Merck and 12 other defendants in U.S. District Court, Eastern District of California asserting claims under the Clean Water Act, the Resource Conservation and Recovery Act, as well as negligence and nuisance. The suit seeks damages for personal injury, diminution of property value, medical monitoring and other alleged real and personal property damage associated with groundwater, surface water and soil contamination found at the site of a former Old Merck subsidiary in Merced, California. Certain of the other defendants in this suit have settled with plaintiffs regarding some or all aspects of plaintiffs’ claims. This lawsuit is proceeding in a phased manner. A jury trial commenced in February 2011 during which a jury was asked to make certain factual findings regarding whether contamination moved off-site to any areas where plaintiffs could have been exposed to such contamination and, if so, when, where and in what amounts. Defendants in this “Phase 1” trial included Old Merck and three of the other original 12 defendants. In March 2011, the Phase 1 jury returned a mixed verdict, finding in favor of Old Merck and the other defendants as to some, but not all, of plaintiffs’ claims. Specifically, the jury found that contamination from the site did not enter or affect plaintiffs’ municipal water supply wells or any private domestic wells. The jury found, however, that plaintiffs could have been exposed to contamination via air emissions prior to 1994, as well as via surface water in the form of storm drainage channeled into an adjacent irrigation canal, including during a flood in April 2006. In response to post-trial motions by Old Merck and other defendants, on September 7, 2011 the court entered an order setting aside a part of the Phase 1 jury’s findings that had been in favor of plaintiffs. Specifically, the court held that plaintiffs could not have been exposed to any contamination in surface or flood water during the April 2006 flood or, in fact, at any time later than 1991. Old Merck has moved for reconsideration of the remainder of the jury’s Phase 1 verdict that was adverse to Old Merck or, in the alternative, for an opportunity to take an immediate appeal of the remainder of the Phase 1 verdict on the basis that the remainder of the Phase 1 verdict that was adverse to Old Merck was unsupported by the evidence and contrary to established legal principles. In the event any portion of the Phase 1 jury’s findings in favor of plaintiffs is not set aside by the trial court or on appeal, it is anticipated that later phases of the litigation would be required to address issues related to liability, causation and damages related to specific plaintiffs.
     As previously disclosed, the DOJ and the U.S. Environmental Protection Agency (the “EPA”) notified the Company that they were pursuing civil penalties against Merck in excess of $2 million for alleged violations of air, water and waste regulations resulting from the EPA’s multi-media inspections of Merck’s West Point and Riverside, Pennsylvania facilities in 2006 and Merck’s subsequent information submissions to the EPA. A Stipulation settling this matter was filed in the United States District Court for the Middle District of Pennsylvania on September 28, 2011 pursuant to which the Company denied all alleged violations and agreed to a civil penalty in the amount of $1.5 million.
Other Litigation
     There are various other pending legal proceedings involving the Company, principally product liability and intellectual property lawsuits. While it is not feasible to predict the outcome of such proceedings, in the opinion of the Company, either the likelihood of loss is remote or any reasonably possible loss associated with the resolution of such proceedings is not expected to be material either individually or in the aggregate.

Notes to Consolidated Financial Statements (unaudited) (continued)
10. Equity

					Accumulated
			Other		Other			Non-
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Controlling
($ and shares in millions)	Shares	Par Value	Capital	Earnings	Loss	Shares	Cost	Interests	Total

Balance January 1, 2010	3,563	$1,781	$39,683	$41,405	$(2,767)	454	$(21,044)	$2,427	$61,485
Net income attributable to Merck & Co., Inc.	—	—	—	1,393	—	—	—	—	1,393
Cash dividends declared on common stock	—	—	—	(3,552)	—	—	—	—	(3,552)
Mandatory conversion of 6% convertible preferred stock	4	2	132	—	—	—	—	—	134
Treasury stock shares purchased	—	—	—	—	—	47	(1,593)	—	(1,593)
Share-based compensation plans and other	10	5	742	—	—	(4)	129	—	876
Other comprehensive loss	—	—	—	—	(723)	—	—	—	(723)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	89	89
Distributions attributable to noncontrolling interests	—	—	—	—	—	—	—	(61)	(61)

Balance September 30, 2010	3,577	$1,788	$40,557	$39,246	$(3,490)	497	$(22,508)	$2,455	$58,048

Balance January 1, 2011	3,577	$1,788	$40,701	$37,536	$(3,216)	495	$(22,433)	$2,429	$56,805
Net income attributable to Merck & Co., Inc.	—	—	—	4,760	—	—	—	—	4,760
Cash dividends declared on common stock	—	—	—	(3,533)	—	—	—	—	(3,533)
Treasury stock shares purchased	—	—	—	—	—	41	(1,359)	—	(1,359)
Share-based compensation plans and other	—	—	16	—	—	(11)	377	—	393
Other comprehensive income	—	—	—	—	503	—	—	—	503
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	89	89
Distributions attributable to noncontrolling interests	—	—	—	—	—	—	—	(62)	(62)

Balance September 30, 2011	3,577	$1,788	$40,717	$38,763	$(2,713)	525	$(23,415)	$2,456	$57,596

     In connection with the 1998 restructuring of Astra Merck Inc., the Company assumed $2.4 billion par value preferred stock with a dividend rate of 5% per annum, which is carried by KBI and included in Noncontrolling interests on the Consolidated Balance Sheet. If AstraZeneca exercises the Shares Option (see Note 8), this preferred stock obligation will be settled.

Notes to Consolidated Financial Statements (unaudited) (continued)
     The accumulated balances related to each component of other comprehensive income (loss), net of taxes, were as follows:

					Accumulated
			Employee	Cumulative	Other
			Benefit	Translation	Comprehensive
($ in millions)	Derivatives	Investments	Plans	Adjustment	Income (Loss)

Balance January 1, 2010	$(42)	$33	$(2,469)	$(289)	$(2,767)
Other comprehensive income (loss)	30	17	142	(912)	(723)

Balance at September 30, 2010	$(12)	$50	$(2,327)	$(1,201)	$(3,490)

Balance January 1, 2011	$41	$31	$(2,043)	$(1,245)	$(3,216)
Other comprehensive income (loss)	(77)	(11)	59	532	503

Balance at September 30, 2011	$(36)	$20	$(1,984)	$(713)	$(2,713)

     Comprehensive income (loss) was $1.8 billion and $1.5 billion for the three months ended September 30, 2011 and 2010, respectively, and was $5.3 billion and $669 million for the nine months ended September 30, 2011 and 2010, respectively.
     Included in the cumulative translation adjustment are pretax (losses) gains of $(84) million and $221 million for the first nine months of 2011 and 2010, respectively, from euro-denominated notes which have been designated as, and are effective as, economic hedges of the net investment in a foreign operation. Also included in cumulative translation adjustment are pretax gains (losses) of approximately $393 million and $(963) million for the first nine months of 2011 and 2010, respectively, relating to translation impacts of intangible assets recorded in conjunction with the Merger.
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
     The following table provides amounts of share-based compensation cost recorded in the Consolidated Statement of Income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2011	2010	2011	2010

Pretax share-based compensation expense	$86	$125	$287	$400
Income tax benefit	(30)	(42)	(99)	(136)

Total share-based compensation expense, net of taxes	$56	$83	$188	$264

     During the first nine months of 2011 and 2010, the Company granted 8 million RSUs with a weighted-average grant date fair value of $36.44 per RSU and 10 million RSUs with a weighted-average grant date fair value of $33.90 per RSU, respectively.

Notes to Consolidated Financial Statements (unaudited) (continued)
     During the first nine months of 2011 and 2010, the Company granted 8 million options with a weighted-average exercise price of $36.55 per option and 7 million options with a weighted-average exercise price of $34.27 per option, respectively. The weighted-average fair value of options granted for the first nine months of 2011 and 2010 was $5.37 and $7.99 per option, respectively, and was determined using the following assumptions:

	Nine Months Ended
	September 30,
	2011	2010

Expected dividend yield	4.3%	4.1%
Risk-free interest rate	2.6%	2.8%
Expected volatility	23.2%	33.7%
Expected life (years)	7.0	6.8

     At September 30, 2011, there was $483 million of total pretax unrecognized compensation expense related to nonvested stock options, RSU and PSU awards which will be recognized over a weighted-average period of 1.9 years. For segment reporting, share-based compensation costs are unallocated expenses.
12. Pension and Other Postretirement Benefit Plans
     The Company has defined benefit pension plans covering eligible employees in the United States and in certain of its international subsidiaries. The net cost of such plans consisted of the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2011	2010	2011	2010

Service cost	$158	$125	$461	$426
Interest cost	182	158	541	507
Expected return on plan assets	(243)	(225)	(728)	(657)
Net amortization	58	22	149	110
Termination benefits	15	14	32	42
Curtailments	(6)	(3)	(16)	(40)
Settlements	—	—	(1)	(7)

	$164	$91	$438	$381

     The Company provides medical, dental and life insurance benefits, principally to its eligible U.S. retirees and similar benefits to their dependents, through its other postretirement benefit plans. The net cost of such plans consisted of the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2011	2010	2011	2010

Service cost	$27	$27	$83	$81
Interest cost	35	37	106	111
Expected return on plan assets	(35)	(32)	(106)	(97)
Net amortization	(4)	1	(13)	5
Termination benefits	5	9	11	36
Curtailments	(1)	1	—	(1)

	$27	$43	$81	$135

     In connection with restructuring actions (see Note 2), termination charges for the three and nine months ended September 30, 2011 and 2010 were recorded on pension and other postretirement benefit plans related to expanded eligibility for certain employees exiting Merck. Also, in connection with these restructuring actions, curtailments were recorded on pension and other postretirement benefit plans and settlements were recorded on pension plans as reflected in the tables above.

Notes to Consolidated Financial Statements (unaudited) (continued)
13. Other (Income) Expense, Net
     Other (income) expense, net, consisted of:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2011	2010	2011	2010

Interest income	$(45)	$(23)	$(137)	$(57)
Interest expense	189	173	557	539
Exchange losses	59	8	102	84
Other, net	(137)	950	287	429

	$66	$1,108	$809	$995

     Interest income in the third quarter and first nine months of 2011 increased primarily due to higher average investment balances. Other, net (as presented in the table above) for the third quarter and first nine months of 2011 includes a $136 million gain on the disposition of the Company’s interest in the JJMCP joint venture. In addition, Other, net for the first nine months of 2011 reflects a $500 million charge related to the resolution of the arbitration proceeding involving the Company’s rights to market Remicade and Simponi (see Note 4), as well as a $127 million gain on the sale of certain manufacturing facilities and related assets. Other, net for the third quarter and first nine months of 2010 reflects a $950 million charge for the Vioxx Liability Reserve (see Note 9). In addition, Other, net for the first nine months of 2010 also reflects $443 million of income recognized upon AstraZeneca’s asset option exercise and $102 million of income recognized on the settlement of certain disputed royalties.
     Exchange losses for the first nine months of 2010 reflect a Venezuelan currency devaluation in the first quarter of 2010 resulting in the recognition of $80 million of exchange losses. Effective January 11, 2010, the Venezuelan government devalued its currency from at BsF 2.15 per U.S. dollar to a two-tiered official exchange rate at (1) “the essentials rate” at BsF 2.60 per U.S. dollar and (2) “the non-essentials rate” at BsF 4.30 per U.S. dollar. In January 2010, the Company was required to remeasure its local currency operations in Venezuela to U.S. dollars as the Venezuelan economy was determined to be hyperinflationary. Throughout 2010, the Company settled its transactions at the essentials rate and therefore remeasured monetary assets and liabilities using the essentials rate. In December 2010, the Venezuelan government announced it would eliminate the essentials rate and, effective January 1, 2011, all transactions would be settled at the official rate of at BsF 4.30 per U.S. dollar. As a result of this announcement, the Company remeasured its December 31, 2010 monetary assets and liabilities at the new official rate.
     Interest paid for the nine months ended September 30, 2011 and 2010 was $261 million and $442 million, respectively, which excludes commitment fees. Interest paid for the nine months ended September 30, 2011 is net of $288 million received by the Company from the termination of certain interest rate swap contracts during the period (see Note 5).
14. Taxes on Income
     The effective tax rates of 26.7% for the third quarter of 2011 and 15.7% for the first nine months of 2011 reflect the impacts of purchase accounting adjustments and restructuring costs, partially offset by the beneficial impact of foreign earnings. In addition, the effective tax rate for the first nine months of 2011 also reflects a net favorable impact relating to the settlement of Old Merck’s 2002-2005 federal income tax audit as discussed below, a $230 million net favorable impact of certain foreign and state tax rate changes that resulted in a reduction of deferred tax liabilities on intangibles established in purchase accounting, and the favorable impact of the $500 million charge related to the resolution of the arbitration proceeding with J&J. The effective tax rates of 25.3% for the third quarter of 2010 and 37.1% for the first nine months of 2010, as compared with the statutory rate of 35%, reflect a $380 million tax benefit from a change in a foreign entity’s tax rate, which resulted in a reduction in deferred tax liabilities on product intangibles recorded in conjunction with the Merger, as well as the favorable impact of foreign earnings. These favorable impacts were largely offset by the unfavorable impacts of purchase accounting charges, restructuring charges and the third quarter charge for the Vioxx Liability Reserve for which no tax impact was recorded. In addition, the effective tax rate for the first nine months of 2010 reflects the unfavorable impact of a $147 million charge associated with a change in tax law that requires taxation of the prescription drug subsidy of the Company’s retiree health benefit plans which was enacted in the first quarter of 2010 as part of U.S. health care reform legislation, as well as the unfavorable impact of AstraZeneca’s asset option exercise.

Notes to Consolidated Financial Statements (unaudited) (continued)
     The Company and Old Merck are both under examination by numerous tax authorities in various jurisdictions globally.
     The Company anticipates that its liability for unrecognized tax benefits at December 31, 2010 will be reduced by approximately $1.3 billion during 2011, as a result of various audit closures, including the Internal Revenue Service (“IRS”) settlement discussed below, other settlements or the expiration of the statute of limitations. The ultimate finalization of the Company’s examinations with relevant taxing authorities can include formal administrative and legal proceedings, which could have a significant impact on the timing of the reversal of unrecognized tax benefits. The Company believes that its reserves for uncertain tax positions are adequate to cover existing risks or exposures.
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
     As previously disclosed, the Canada Revenue Agency (“CRA”) has proposed adjustments for 1999 and 2000 relating to intercompany pricing matters and, in July 2011, the CRA issued assessments for other miscellaneous audit issues for tax years 2001-2004. These adjustments would increase Canadian tax due by approximately $330 million (U.S. dollars) plus approximately $370 million (U.S. dollars) of interest through September 30, 2011. The Company disagrees with the positions taken by the CRA and believes they are without merit. The Company continues to contest the assessments through the CRA appeals process. The CRA is expected to prepare similar adjustments for later years. Management believes that resolution of these matters will not have a material effect on the Company’s financial position or liquidity.
     In October 2001, IRS auditors asserted that two interest rate swaps that Schering-Plough entered into with an unrelated party should be re-characterized as loans from affiliated companies, resulting in additional tax liability for the 1991 and 1992 tax years. In September 2004, Schering-Plough made payments to the IRS in the amount of $194 million for income taxes and $279 million for interest. The Company’s tax reserves were adequate to cover these payments. Schering-Plough filed refund claims for the taxes and interest with the IRS in December 2004. Following the IRS’s denial of Schering-Plough’s claims for a refund, Schering-Plough filed suit in May 2005 in the U.S. District Court for the District of New Jersey for refund of the full amount of taxes and interest. A decision in favor of the government was announced in August 2009. The Company’s appeal of the decision was denied by the U.S. Court of Appeals for the Third Circuit in June 2011. The Company’s petition for a rehearing was denied.
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
     The calculations of earnings per share under the two-class method are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Basic Earnings per Common Share
Net income attributable to Merck & Co., Inc.	$1,692	$342	$4,760	$1,393
Less: Income allocated to participating securities	3	2	12	6

Net income allocated to common shareholders	$1,689	$340	$4,748	$1,387

Average common shares outstanding	3,070	3,078	3,079	3,099

	$0.55	$0.11	$1.54	$0.45

Earnings per Common Share Assuming Dilution
Net income attributable to Merck & Co., Inc.	$1,692	$342	$4,760	$1,393
Less: Income allocated to participating securities	3	2	12	6

Net income allocated to common shareholders	$1,689	$340	$4,748	$1,387

Average common shares outstanding	3,070	3,078	3,079	3,099
Common shares issuable (1)	21	24	23	24

Average common shares outstanding assuming dilution	3,091	3,102	3,102	3,123

	$0.55	$0.11	$1.53	$0.44

(1)	Issuable primarily under share-based compensation plans.
     For the three months ended September 30, 2011 and 2010, 170 million and 173 million, respectively, and for the nine months ended 2011 and 2010, 170 million and 177 million, respectively, of common shares issuable under share-based compensation plans were excluded from the computation of earnings per common share assuming dilution because the effect would have been antidilutive.

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
     Revenues and profits for these segments are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2011	2010	2011	2010

Segment revenues:
Pharmaceutical segment	$10,354	$9,523	$30,534	$28,826
All other segment revenues	1,559	1,453	4,833	4,548

	$11,913	$10,976	$35,367	$33,374

Segment profits:
Pharmaceutical segment	$6,355	$5,851	$19,014	$17,578
All other segment profits	709	598	2,080	1,945

	$7,064	$6,449	$21,094	$19,523

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

Notes to Consolidated Financial Statements (unaudited) (continued)
     Sales of the Company’s products were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2011	2010	2011	2010

Pharmaceutical:
Cardiovascular
Zetia	$614	$571	$1,788	$1,668
Vytorin	469	485	1,407	1,452
Integrilin	53	63	172	203
Diabetes and Obesity
Januvia	846	600	2,364	1,710
Janumet	350	247	977	666
Diversified Brands
Cozaar/Hyzaar	404	423	1,236	1,690
Zocor	110	114	345	347
Propecia	112	109	330	322
Claritin Rx	55	53	240	210
Remeron	65	50	181	160
Vasotec/Vaseretic	57	69	173	191
Proscar	58	58	171	172
Infectious Disease
Isentress	343	278	972	777
PegIntron	163	168	482	539
Cancidas	150	135	476	437
Primaxin	124	135	397	452
Invanz	107	91	296	249
Avelox	59	59	227	224
Noxafil	61	52	171	150
Crixivan/Stocrin	56	49	151	148
Rebetol	38	55	138	166
Victrelis	31	—	53	—
Neurosciences and Ophthalmology
Maxalt	156	133	460	401
Cosopt/Trusopt	124	114	360	353
Oncology
Temodar	223	254	704	799
Emend	98	91	305	268
Intron A	47	50	143	155
Respiratory and Immunology
Singulair	1,336	1,215	4,018	3,638
Remicade	561	661	2,156	2,004
Nasonex	266	259	962	917
Clarinex	128	131	492	486
Arcoxia	108	94	321	284
Simponi	74	27	203	55
Asmanex	42	48	149	155
Proventil	38	43	117	155
Dulera	22	2	59	2
Vaccines (1)
Gardasil	445	316	935	768
ProQuad/M-M-R II/Varivax	391	434	927	1,093
RotaTeq	184	119	457	350
Pneumovax	133	110	276	220
Zostavax	108	23	254	136
Women’s Health and Endocrine
Fosamax	215	220	644	692
NuvaRing	159	134	455	414
Follistim AQ	129	119	404	389
Implanon	80	64	220	165
Cerazette	74	56	199	160
Other pharmaceutical (2)	888	942	2,567	2,834

Total Pharmaceutical segment sales	10,354	9,523	30,534	28,826

Other segment sales (3)	1,559	1,453	4,833	4,548

Total segment sales	11,913	10,976	35,367	33,374

Other (4)	109	149	386	519

	$12,022	$11,125	$35,753	$33,893

(1)	These amounts do not reflect sales of vaccines sold in most major European markets through the Company’s joint venture, Sanofi Pasteur MSD, the results of which are reflected in Equity income from affiliates. These amounts do, however, reflect supply sales to Sanofi Pasteur MSD.

(2)	Other pharmaceutical primarily includes sales of other human pharmaceutical products, including products within the franchises not listed separately.

(3)	Reflects other non-reportable segments, including Animal Health and Consumer Care, and revenue from the Company’s relationship with AZLP primarily relating to sales of Nexium, as well as Prilosec. Revenue from AZLP was $299 million and $345 million for the third quarter of 2011 and 2010, respectively, and $928 million and $950 million for the first nine months of 2011 and 2010, respectively.

(4)	Other revenues are primarily comprised of miscellaneous corporate revenues, third-party manufacturing sales, sales related to divested products or businesses and other supply sales not included in segment results.

Notes to Consolidated Financial Statements (unaudited) (continued)
     A reconciliation of segment profits to Income before taxes is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2011	2010	2011	2010

Segment profits	$7,064	$6,449	$21,094	$19,523
Other profits	31	53	67	168
Adjustments	242	73	718	323
Unallocated:
Interest income	45	23	137	57
Interest expense	(189)	(173)	(557)	(539)
Equity income from affiliates	47	98	62	98
Depreciation and amortization	(619)	(699)	(1,814)	(1,985)
Research and development	(1,954)	(2,322)	(6,048)	(6,552)
Amortization of purchase accounting adjustments	(1,306)	(1,540)	(4,249)	(5,576)
Restructuring costs	(119)	(50)	(773)	(864)
Arbitration settlement charge	—	—	(500)	—
Legal reserve	—	(950)	—	(950)
Gain on AstraZeneca option exercise	—	—	—	443
Other expenses, net	(890)	(464)	(2,384)	(1,792)

	$2,352	$498	$5,753	$2,354

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
Arbitration Settlement
     In April 2011, Merck and Johnson & Johnson (“J&J”) reached agreement to amend the distribution rights to Remicade (infliximab) and Simponi (golimumab). This agreement concluded the arbitration proceeding J&J initiated in May 2009, requesting a ruling related to the distribution agreement following the announcement of the proposed merger between Merck and Schering-Plough. Under the terms of the amended distribution agreement, Merck relinquished exclusive marketing rights for Remicade  and Simponi  to J&J in territories including Canada, Central and South America, the Middle East, Africa and Asia Pacific effective July 1, 2011. Merck retained exclusive marketing rights throughout Europe, Russia and Turkey (“Retained Territories”). The Retained Territories represented approximately 70% of Merck’s 2010 revenue of $2.8 billion from Remicade and Simponi. In addition, beginning July 1, 2011, all profits derived from Merck’s exclusive distribution of the two products in the Retained Territories are being equally divided between Merck and J&J. Under the prior terms of the distribution agreement, the contribution income (profit) split, which was at 58% to Merck and 42% percent to J&J, would have declined for Merck and increased for J&J each year until 2014, when it would have been equally divided. J&J also received a one-time payment from Merck of $500 million in April 2011.
U.S. Health Care Reform Legislation
     In 2010, the United States enacted major health care reform legislation. Various insurance market reforms began last year and will continue through full implementation in 2014. The new law is expected to expand access to health care to more than 32 million Americans by the end of the decade that did not previously have regular access to health care.
     With respect to the effect of the law on the pharmaceutical industry, beginning in 2010, the law increased the mandated Medicaid rebate from 15.1% to 23.1%, expanded the rebate to Medicaid managed care utilization, and increased the types of entities eligible for the federal 340B drug discount program. The implementation of these provisions reduced revenues by approximately $44 million and $43 million in the third quarter of 2011 and 2010, respectively, and by $129 million and $120 million for the first nine months of 2011 and 2010, respectively.
     Effective in 2011, the law also requires pharmaceutical manufacturers to pay a 50% discount on Medicare Part D utilization by beneficiaries when they are in the Medicare Part D coverage gap (i.e., the so-called “donut hole”). Approximately $39 million and $109 million was recorded as a reduction to revenue in the third quarter and first nine months of 2011, respectively, related to the estimated impact of this provision of health care reform.

     Also, beginning in 2011, pharmaceutical manufacturers are required to pay an annual health care reform fee. The total annual industry fee, which will be $2.5 billion in 2011, will be assessed on each company in proportion to its share of sales to certain government programs, such as Medicare and Medicaid. The Company’s portion of the annual fee is payable no later than September 30 of the applicable calendar year and is not tax deductible. The liability related to the annual fee for 2011 was initially estimated by the Company to be $167 million and was recorded in full during the first quarter of 2011 with a corresponding offset to a deferred asset. This estimate was refined and revised downward by $5 million in the third quarter of 2011 to $162 million. The deferred asset is being amortized to Marketing and administrative expenses during 2011 on a straight-line basis (net of any revisions), therefore $37 million and $122 million of expense was recognized in the third quarter and first nine months of 2011, respectively. The preliminary invoice for this fee was received and paid by the Company in the third quarter of 2011.
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
Management Changes
     In August 2011, Merck announced the appointment of Richard R. DeLuca Jr. as executive vice president and president, Merck Animal Health, effective September 15, 2011. In September 2011, Merck announced the appointment of Cuong Viet Do as chief strategy officer, effective October 3, 2011. Both Mr. DeLuca and Mr. Do report to Kenneth C. Frazier, Merck’s president and chief executive officer, and serve on the Company’s Executive Committee.
     In October 2011, Merck announced that Richard T. Clark, chairman, will retire from the Company and the Merck board of directors effective December 1, 2011. The board elected Kenneth C. Frazier, Merck’s president and chief executive officer, to serve as chairman following Mr. Clark’s retirement.
Other
     In September 2011, Merck announced that it will launch “Merck for Mothers,” a long-term effort with global health partners to create a world where no woman has to die from preventable complications of pregnancy and childbirth. The launch includes a 10-year, $500 million initiative that applies Merck’s scientific and business expertise to making proven solutions more widely available, developing new technologies and improving public awareness, policy efforts and private sector engagement for maternal mortality. “Merck for Mothers” will focus on the two leading causes of maternal mortality (excessive and uncontrolled bleeding after childbirth, known as post-partum hemorrhage, and life-threatening high blood pressure during pregnancy, known as preeclampsia) as well as family planning, which is known to play an important role in reducing maternal mortality.

Operating Results
     Segment composition reflects certain managerial changes that have been implemented. Consumer Care product sales outside the United States and Canada, previously included in the Pharmaceutical segment, are now included in the Consumer Care segment. Segment disclosures for prior periods have been recast on a comparable basis with 2011.
Sales
     Worldwide sales were $12.0 billion for the third quarter of 2011, an increase of 8% compared with the third quarter of 2010. Foreign exchange favorably affected global sales performance by 5% for the third quarter of 2011. The revenue increase largely reflects higher sales of Januvia (sitagliptin) and Janumet (sitagliptin/metformin HCI), Gardasil [human papillomavirus quadrivalent (types 6, 11, 16 and 18) vaccine, recombinant], Singulair (montelukast sodium), Zostavax (zoster vaccine live), RotaTeq (rotavirus vaccine, live, oral, pentavalent) and Isentress (raltegravir). Also contributing to revenue growth in the quarter were higher sales of Simponi, Zetia (ezetimibe), as well as increased sales of the Company’s animal health products. These increases were partially offset by lower sales of Remicade due to the relinquishment of marketing rights in certain territories as a result of the arbitration settlement discussed above. Revenue was also negatively affected by lower sales of Caelyx for which the Company no longer has marketing rights, lower sales of ProQuad (measles, mumps, rubella and varicella virus vaccine live) and lower revenue from the Company’s relationship with AstraZeneca LP (“AZLP”).
     Worldwide sales were $35.8 billion for the first nine months of 2011, an increase of 5% compared with the same period in 2010. Foreign exchange favorably affected global sales performance by 3% for the first nine months of 2011. The revenue increase largely reflects higher sales of Januvia and Janumet, Singulair, Isentress, Gardasil, Remicade, Simponi, Zetia, Zostavax and RotaTeq, as well as increased sales of the Company’s animal health products. These increases were partially offset by lower sales of Cozaar (losartan potassium) and Hyzaar (losartan potassium-hydrochlorothiazide), which lost patent protection in the United States in April 2010 and in a number of major European markets in March 2010, as well as lower sales of Caelyx and Subutex/Suboxone for which the Company no longer has marketing rights, and decreased sales of Varivax (varicella virus vaccine live).
     While many of the Company’s brands are experiencing positive growth trends in the European Union (“EU”) during 2011, the environment in the EU continues to be challenging. Many countries have announced austerity measures, which include the implementation of pricing actions to reduce prices of generic and patented drugs. While the Company is taking steps to mitigate the impact in the EU, the austerity measures have negatively affected the Company’s revenue performance in 2011 and the Company anticipates the austerity measures will continue to negatively affect revenue performance into 2012.

     Sales of the Company’s products were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2011	2010	2011	2010

Pharmaceutical:
Cardiovascular
Zetia	$614	$571	$1,788	$1,668
Vytorin	469	485	1,407	1,452
Integrilin	53	63	172	203
Diabetes and Obesity
Januvia	846	600	2,364	1,710
Janumet	350	247	977	666
Diversified Brands
Cozaar/Hyzaar	404	423	1,236	1,690
Zocor	110	114	345	347
Propecia	112	109	330	322
Claritin Rx	55	53	240	210
Remeron	65	50	181	160
Vasotec/Vaseretic	57	69	173	191
Proscar	58	58	171	172
Infectious Disease
Isentress	343	278	972	777
PegIntron	163	168	482	539
Cancidas	150	135	476	437
Primaxin	124	135	397	452
Invanz	107	91	296	249
Avelox	59	59	227	224
Noxafil	61	52	171	150
Crixivan/Stocrin	56	49	151	148
Rebetol	38	55	138	166
Victrelis	31	—	53	—
Neurosciences and Ophthalmology
Maxalt	156	133	460	401
Cosopt/Trusopt	124	114	360	353
Oncology
Temodar	223	254	704	799
Emend	98	91	305	268
Intron A	47	50	143	155
Respiratory and Immunology
Singulair	1,336	1,215	4,018	3,638
Remicade	561	661	2,156	2,004
Nasonex	266	259	962	917
Clarinex	128	131	492	486
Arcoxia	108	94	321	284
Simponi	74	27	203	55
Asmanex	42	48	149	155
Proventil	38	43	117	155
Dulera	22	2	59	2
Vaccines (1)
Gardasil	445	316	935	768
ProQuad/M-M-R II/Varivax	391	434	927	1,093
RotaTeq	184	119	457	350
Pneumovax	133	110	276	220
Zostavax	108	23	254	136
Women’s Health and Endocrine
Fosamax	215	220	644	692
NuvaRing	159	134	455	414
Follistim AQ	129	119	404	389
Implanon	80	64	220	165
Cerazette	74	56	199	160
Other pharmaceutical (2)	888	942	2,567	2,834

Total Pharmaceutical segment sales	10,354	9,523	30,534	28,826

Other segment sales (3)	1,559	1,453	4,833	4,548

Total segment sales	11,913	10,976	35,367	33,374

Other (4)	109	149	386	519

	$12,022	$11,125	$35,753	$33,893

(1)	These amounts do not reflect sales of vaccines sold in most major European markets through the Company’s joint venture, Sanofi Pasteur MSD, the results of which are reflected in Equity income from affiliates. These amounts do, however, reflect supply sales to Sanofi Pasteur MSD.

(2)	Other pharmaceutical primarily includes sales of other human pharmaceutical products, including products within the franchises not listed separately.

(3)	Reflects other non-reportable segments, including Animal Health and Consumer Care, and revenue from the Company’s relationship with AZLP primarily relating to sales of Nexium, as well as Prilosec. Revenue from AZLP was $299 million and $345 million for the third quarter of 2011 and 2010, respectively, and was $928 million and $950 million for the first nine months of 2011 and 2010, respectively.

(4)	Other revenues are primarily comprised of miscellaneous corporate revenues, third-party manufacturing sales, sales related to divested products or businesses and other supply sales not included in segment results.

     The provision for discounts includes indirect customer discounts that occur when a contracted customer purchases directly through an intermediary wholesale purchaser, known as chargebacks, as well as indirectly in the form of rebates owed based upon definitive contractual agreements or legal requirements with private sector and public sector (Medicaid and Medicare Part D) benefit providers, after the final dispensing of the product by a pharmacy to a benefit plan participant. These discounts, in the aggregate, reduced revenues by $1.5 billion and $1.2 billion for the three months ended September 30, 2011 and 2010, respectively, and $4.0 billion and $3.5 billion for the nine months ended September 30, 2011 and 2010, respectively. Inventory levels at key U.S. wholesalers for each of the Company’s major pharmaceutical products are generally less than one month.
Pharmaceutical Segment Revenues
Cardiovascular
     Sales of Zetia (also marketed as Ezetrol outside the United States), a cholesterol-absorption inhibitor, were $614 million in the third quarter of 2011, an increase of 8% compared with the third quarter of 2010, and were $1.8 billion for the first nine months of 2011, an increase of 7% compared with the same period in 2010. These increases reflect favorable pricing in the United States, and higher sales in international markets due in part to the positive impact of foreign exchange, partially offset by volume declines in the United States. Sales of Vytorin (ezetimibe/simvastatin) (marketed outside the United States as Inegy), a combination product containing the active ingredients of both Zetia and Zocor (simvastatin), were $469 million and $1.4 billion for the third quarter and first nine months of 2011, respectively, representing declines of 3% compared with the same periods in 2010. These results reflect volume declines in the United States, partially offset by sales increases in international markets due in large part to the positive impact of foreign exchange.
     Supplemental New Drug Applications (“sNDAs”) for Vytorin and Zetia have been accepted for standard review by the U.S. Food and Drug Administration (the “FDA”). The sNDAs seek indications for Vytorin, and for Zetia when used in combination with simvastatin, for the prevention of major cardiovascular events in patients with chronic kidney disease. On November 2, 2011, the FDA’s Endocrinologic and Metabolic Drugs Advisory Committee unanimously voted to recommend approval of the ezetimibe/simvastatin combination for use in patients with pre-dialysis chronic kidney disease based on the results of the Study of Heart and Renal Protection (SHARP) trial. The Committee’s vote was mixed (with the majority not in favor) regarding whether there is sufficient evidence to support approval specifically for patients with end-stage renal disease who are receiving dialysis. The Committee’s non-binding recommendation will be considered by the FDA in its assessment of these investigational uses for Vytorin and Zetia. Currently, the Company’s sNDAs remain under review, with FDA action expected in the first quarter of 2012.
     As previously disclosed, in early September 2011, Merck was advised that the IMPROVE-IT executive committee has decided to schedule the study’s second interim analysis in the first quarter of 2012, rather than as previously anticipated in late 2011. As previously disclosed, the Data Safety Monitoring Board for IMPROVE-IT plans to conduct an interim analysis for efficacy when approximately 75% of the pre-specified (5,250) primary clinical endpoints have occurred. The study is fully enrolled and approximately 70% of its pre-specified events had been reported as of early September 2011.
     In July 2011, Merck and Astellas US, LLC (“Astellas”) entered into an agreement under which Merck acquired exclusive rights in Canada, Mexico and the United States to develop and commercialize the investigational intravenous formulation of vernakalant (“vernakalant i.v.”) from Astellas. Under the terms of the agreement, Merck paid Astellas a de minimis upfront fee. In addition, Astellas will be eligible for milestone payments associated with (i) development, (ii) regulatory approval as well as (iii) sales thresholds associated with vernakalant i.v. in Canada, Mexico and the United States. Astellas had been granted an exclusive license to develop and commercialize vernakalant i.v. in Canada, Mexico and the United States by Cardiome Pharma Corp (“Cardiome”). Under an agreement with Cardiome in 2009, Merck acquired exclusive rights outside of Canada, Mexico and the United States to vernakalant i.v., as well as exclusive worldwide rights to oral formulations of vernakalant. In September 2010, Merck was granted marketing approval in the EU, Iceland and Norway for vernakalant i.v. (marketed as Brinavess) for rapid conversion of recent onset atrial fibrillation to sinus rhythm in adults: for non-surgery patients with atrial fibrillation of seven days or less and for post-cardiac surgery patients with atrial fibrillation of three days or less.
Diabetes and Obesity
     Global sales of Januvia, Merck’s dipeptidyl peptidase-4 (“DPP-4”) inhibitor for the treatment of type 2 diabetes, were $846 million in the third quarter of 2011 and $2.4 billion for the first nine months of 2011, representing increases of 41% and 38%, respectively, compared with the same periods of 2010, reflecting growth in the United States, as well as in international markets, particularly in Japan and across Europe. DPP-4 inhibitors represent a class of prescription medications that improve blood sugar control in patients with type 2 diabetes by enhancing a natural body system called the incretin system, which helps to regulate glucose by affecting the beta cells and alpha cells in the pancreas.
     Worldwide sales of Janumet, Merck’s oral antihyperglycemic agent that combines sitagliptin (Januvia) with metformin in a single tablet to target all three key defects of type 2 diabetes, were $350 million for the third quarter of 2011, an increase of 42% compared with the third quarter of 2010, and were $977 million for the first nine months of 2011, an increase of 47% compared with the first nine months of 2010, reflecting growth both in the United States and internationally.
     In October 2011, the FDA approved Juvisync (sitagliptin and simvastatin), a new treatment for type 2 diabetes that combines the glucose-lowering medication sitagliptin, the active component of Januvia, with the cholesterol-lowering medication Zocor. Juvisync is the first treatment option for health care providers to help patients who need the blood sugar-lowering benefits of a DPP-4 inhibitor and the cholesterol-lowering benefits of simvastatin, with the convenience of a single tablet once daily.
     In July 2011, the Company received a Complete Response letter from the FDA for Janumet XR (MK-0431A XR), the Company’s investigational extended-release formulation of Janumet, related to the resolution of pre-approval inspection issues. Merck has responded to the questions raised by the FDA and expects a response from the FDA in the first quarter of 2012.
Diversified Brands
     Merck’s diversified brands are human health pharmaceutical products that are approaching the expiration of their marketing exclusivity or are no longer protected by patents in developed markets, but continue to be a core part of the Company’s offering in other markets around the world.
     Global sales of Cozaar and its companion agent Hyzaar (a combination of Cozaar and hydrochlorothiazide) for the treatment of hypertension declined 4% in the third quarter of 2011 and 27% in the first nine months of 2011 compared with the same periods in 2010. The patents that provided U.S. market exclusivity for Cozaar and Hyzaar expired in April 2010. In addition, Cozaar and Hyzaar lost patent protection in a number of major European markets in March 2010. Accordingly, the Company has experienced significant declines in Cozaar and Hyzaar sales and the Company expects the declines to continue.
     Other products contained in the Diversified Brands franchise include among others, Zocor, a statin for modifying cholesterol; Propecia (finasteride), a product for the treatment of male pattern hair loss; prescription Claritin (loratadine) for the treatment of seasonal outdoor allergies and year-round indoor allergies; Remeron (mirtazapine), an antidepressant; Vasotec (enalapril maleate) and Vaseretic (enalapril maleate-hydrochlorothiazide) for hypertension and/or heart failure; and Proscar (finasteride), a urology product for the treatment of symptomatic benign prostate enlargement. Remeron lost market exclusivity in the United States in January 2010 and has also lost market exclusivity in most European markets.
Infectious Disease
     Global sales of Isentress, an HIV integrase inhibitor for use in combination with other antiretroviral agents for the treatment of HIV-1 infection in treatment-naïve and treatment-experienced adults, were $343 million in the third quarter of 2011, an increase of 23% compared with the third quarter of 2010, and were $972 million in the first nine months of 2011, an increase of 25% compared with the first nine months of 2010, reflecting positive performance in the United States and Europe due in part to the impact of foreign exchange. Isentress works by inhibiting the insertion of HIV DNA into human DNA by the integrase enzyme. Inhibiting integrase from performing this essential function helps to limit the ability of the virus to replicate and infect new cells.
     Worldwide sales of PegIntron (peginterferon alpha-2b) for treating chronic hepatitis C were $163 million for the third quarter of 2011, a decline of 3% compared with the third quarter of 2010, and were $482 million for the first nine months of 2011, a decrease of 11% compared with the same period in 2010. The Company believes these declines were attributable in part to patient treatment being delayed by health care providers in anticipation of new therapeutic options becoming available.
     In May 2011, the FDA approved Victrelis (boceprevir), the Company’s innovative new oral medicine for the treatment of chronic hepatitis C. Victrelis is approved for the treatment of chronic hepatitis C genotype 1 infection, in combination with peginterferon alfa and ribavirin, in adult patients (18 years of age and older) with compensated liver disease, including cirrhosis, who are previously untreated or who have failed previous interferon and ribavirin therapy. Victrelis is an antiviral agent designed to interfere with the ability of the hepatitis C virus to replicate by inhibiting a key viral enzyme. In July 2011, the European Commission (“EC”) approved Victrelis. The EC’s decision grants a single marketing authorization that is valid in the 27 countries that are members of the EU, as well as unified labeling applicable to Iceland, Liechtenstein and Norway. Victrelis has been launched in the United States and in 13 international markets: Brazil, Canada and 11 markets in the EU, including France, Germany, the United Kingdom and Spain. Sales of Victrelis were $31 million for the third quarter of 2011 and were $53 million for the first nine months of 2011.

     Sales of Primaxin (imipenem and cilastatin), an anti-bacterial product, were $124 million in the third quarter of 2011 and $397 million in the first nine months of 2011, representing declines of 8% and 12% compared with the same periods of 2010, primarily reflecting unfavorable pricing and lower volumes due to competitive pressures. Patents on Primaxin have expired worldwide and multiple generics have been launched in Europe. Accordingly, the Company is experiencing a decline in sales of Primaxin and the Company expects the decline to continue.
     Other products contained in the Infectious Disease franchise include among others, Cancidas (caspofungin acetate), an anti-fungal product; Invanz (ertapenem) for the treatment of certain infections; Avelox (moxifloxacin hydrochloride), a fluoroquinolone antibiotic for the treatment of certain respiratory and skin infections; Noxafil (posaconazole) for the prevention of invasive fungal infections; Crixivan (indinavir sulfate) and Stocrin (efavirenz), antiretroviral therapies for the treatment of HIV infection; and Rebetol (ribavirin, USP) for use in combination with PegIntron for treating chronic hepatitis C. The compound patent that provides U.S. market exclusivity for Crixivan expires in 2012.
Neurosciences and Ophthalmology
     Global sales of Maxalt (rizatriptan benzoate), Merck’s tablet for the acute treatment of migraine, were $156 million for the third quarter of 2011, an increase of 17% compared with the third quarter of 2010, and were $460 million for the first nine months of 2011, an increase of 15% compared with the first nine months of 2010, reflecting a higher inventory level in the United States. The compound patent for Maxalt, together with pediatric exclusivity, provides market exclusivity in the United States until December 2012. In addition, the patent for Maxalt will expire in a number of major European markets in 2013. The Company anticipates that sales in the United States and in these European markets will decline significantly after these patent expiries.
     Worldwide sales of ophthalmic products Cosopt (dorzolamide hydrochloride-timolol maleate) and Trusopt (dorzolamide hydrochloride) were $124 million in the third quarter of 2011, an increase of 9% compared with the third quarter of 2010, and were $360 million in the first nine months of 2011, an increase of 2% compared with the same period in 2010, reflecting higher sales in Japan partially offset by lower sales in Europe that were mitigated in part by the positive impact of foreign exchange. The patent that provided U.S. market exclusivity for Cosopt and Trusopt expired in October 2008. Trusopt has also lost market exclusivity in a number of major European markets. The patent for Cosopt will expire in a number of major European markets in March 2013 and the Company expects sales in those markets to decline significantly thereafter.
     In April 2011, the New Drug Application (“NDA”) for Merck’s investigational preservative-free formulation of Cosopt ophthalmic solution, containing a combination topical carbonic anhydrase inhibitor and beta-andrenergic receptor blocking agent, was accepted for standard review by the FDA.
     Bridion (sugammadex), for the reversal of certain muscle relaxants during surgery, is currently approved and has launched in many countries outside of the United States. Sales of Bridion were $52 million and $141 million for the third quarter and first nine months of 2011, respectively. Bridion is in Phase III development in the United States.
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
     Merck continues to focus on building the brand awareness of Saphris in the United States and has launched a black cherry flavor of the sublingual tablet to provide an additional taste option. Merck continues to monitor and assess Saphris/Sycrest and the related intangible asset. If increasing the brand awareness, the additional flavor option, or Lundbeck’s launch of the product in the EU is not successful, the Company may take a non-cash impairment charge with respect to Saphris/Sycrest, and such charge could be material.
     The Neurosciences and Ophthalmology franchise also included the products Subutex/Suboxone for the treatment of opiate addiction. In 2010, Merck sold the rights to Subutex/Suboxone in nearly all markets back to Reckitt Benckiser Group PLC (“Reckitt”). The rights to the products in most major markets reverted to Reckitt on July 1, 2010 and the remainder has since reverted to Reckitt during 2011 with the exception of some very small markets. Sales of Subutex/Suboxone were $110 million for the first nine months of 2010.
Oncology
     Sales of Temodar (temozolomide) (marketed as Temodal outside the United States), a treatment for certain types of brain tumors, were $223 million for the third quarter of 2011, a decline of 12% compared with the third quarter of 2010, and were $704 million for the first nine months of 2011, a decline of 12% compared with the first nine months of 2010, primarily reflecting generic competition in Europe. Temodar lost patent exclusivity in the EU in 2009.
     Global sales of Emend (aprepitant), a treatment for chemotherapy-induced nausea and vomiting, were $98 million in the third quarter of 2011, an increase of 8% compared with the third quarter of 2010, and were $305 million in the first nine months of 2011, an increase of 14% compared with the same period in 2010, reflecting growth in international markets.
     Other products in the Oncology franchise include among others, Intron A (interferon alpha-2b, recombinant) for treating melanoma. Marketing rights for Caelyx for the treatment of ovarian cancer, metastatic breast cancer and Kaposi’s sarcoma transitioned to J&J as of December 31, 2010. Sales of Caelyx were $70 million and $209 million in the third quarter and first nine months of 2010, respectively.
     In March 2011, the FDA approved Sylatron (peginterferon alfa-2b), a once-weekly subcutaneous injection indicated for the adjuvant treatment of melanoma with microscopic or gross nodal involvement within 84 days of definitive surgical resection including complete lymphadenectomy.
Respiratory and Immunology
     Worldwide sales for Singulair, a once-a-day oral medicine indicated for the chronic treatment of asthma and for the relief of symptoms of allergic rhinitis, were $1.3 billion for the third quarter of 2011, an increase of 10% compared with the third quarter of 2010 reflecting favorable pricing in the United States and the favorable effect of foreign exchange. Sales for the first nine months of 2011 were $4.0 billion, an increase of 10% compared with the first nine months of 2010 reflecting favorable pricing in the United States, the favorable effect of foreign exchange and volume growth in Japan, partially offset by volume declines in the United States. Singulair continues to be the number one prescribed branded product in the U.S. respiratory market. The patent that provides U.S. market exclusivity for Singulair expires in August 2012. The Company expects that within the two years following patent expiration, it will lose substantially all U.S. sales of Singulair, with most of those declines coming in the first full year following patent expiration. In addition, the patent for Singulair will expire in a number of major European markets in August 2012 and the Company expects sales of Singulair in those markets will decline significantly thereafter (although the six month Pediatric Market Exclusivity may extend this date in some markets to February 2013).
     Sales of Remicade, a treatment for inflammatory diseases, were $561 million for the third quarter of 2011, a decrease of 15% compared with the third quarter of 2010, and were $2.2 billion for the first nine months of 2011, an increase of 8% compared with the same period in 2010. Foreign exchange favorably affected sales performance by 11% and 7% in the third quarter and first nine months of 2011, respectively. Prior to July 1, 2011, Remicade was marketed by the Company outside of the United States (except in Japan and certain other Asian markets). As a result of the agreement reached in April 2011 to amend the distribution rights to Remicade and Simponi (see Note 4 to the interim consolidated financial statements), effective July 1, 2011, Merck relinquished marketing rights for these products in certain territories including Canada, Central and South America, the Middle East, Africa and Asia Pacific. The sales performance in the third quarter and first nine months of 2011 as compared with same periods in 2010 reflect these changes. In Merck-retained territories, Remicade sales grew 25% in the third quarter and 17% for the first nine months of 2011, which reflect 15% and 9% favorable impacts from foreign exchange, respectively. Simponi, a once-monthly subcutaneous treatment for certain inflammatory diseases, was approved by the EC in October 2009. In January 2011, Simponi was approved in the EU for use in combination with methotrexate in adults with severe, active and progressive rheumatoid arthritis not previously treated with methotrexate and for the reduction in the rate of progression of joint damage as measured by X-ray in rheumatoid arthritis patients. Sales of Simponi were $74 million in the third quarter of 2011 compared with $27 million in the third quarter of 2010 and were $203 million for the first nine months of 2011 compared with $55 million for the first nine months of 2010. The revenue increases in both periods were primarily driven by sales growth in the European markets where the Company retained the marketing rights for Simponi.
     Global sales of Nasonex (mometasone furoate monohydrate), an inhaled nasal corticosteroid for the treatment of nasal allergy symptoms, were $266 million for the third quarter of 2011, an increase of 3% compared with the third quarter of 2010 driven by positive performance in emerging markets and the beneficial impact of foreign exchange. Sales of Nasonex were $962 million for the first nine months of 2011, an increase of 5% compared with the same period in 2010, driven largely by volume growth in Japan and Latin America and the positive effect of foreign exchange, partially offset by volume declines in the United States.
     Global sales of Clarinex (desloratadine) (marketed as Aerius in many countries outside the United States), a non-sedating antihistamine, were $128 million for the third quarter of 2011, a decrease of 2% compared with the third quarter of 2010. Sales of Clarinex for the first nine months of 2011 were $492 million, an increase of 1% compared with the first nine months of 2010.
     Other products included in the Respiratory and Immunology franchise include among others, Arcoxia (etoricoxib) for the treatment of arthritis and pain; Asmanex (mometasone furoate inhalation powder), an inhaled corticosteroid for asthma; Proventil (albuterol sulfate) Inhalation Aerosol for the relief of bronchospasm; and Dulera (mometasone furoate/formoterol fumarate dihydrate) Inhalation Aerosol for the treatment of asthma. An sNDA for Dulera for the treatment of chronic obstructive pulmonary disease (“COPD”) has been accepted for review by the FDA.
Vaccines
     The following discussion of vaccines does not include sales of vaccines sold in most major European markets through Sanofi Pasteur MSD (“SPMSD”), the Company’s joint venture with Sanofi Pasteur, the results of which are reflected in Equity income from affiliates (see “Selected Joint Venture and Affiliate Information” below). Supply sales to SPMSD, however, are included.
     Worldwide sales of Gardasil recorded by Merck grew 41% in the third quarter of 2011 to $445 million and increased 22% for the first nine months of 2011 to $935 million driven by increased vaccination of both females and males and wholesaler purchases in conjunction with the launch in Japan. Sales growth in the year-to-date period was partially offset by lower government orders in Canada. Gardasil, the world’s top-selling human papillomavirus (“HPV”) vaccine, is indicated for girls and women 9 through 26 years of age for the prevention of cervical, vulvar and vaginal cancers caused by HPV types 16 and 18, precancerous or dysplastic lesions caused by HPV types 6, 11, 16 and 18, and genital warts caused by HPV types 6 and 11. Gardasil is also approved in the United States for use in boys and men ages 9 through 26 years of age for the prevention of genital warts caused by HPV types 6 and 11. In December 2010, the FDA approved a new indication for Gardasil for the prevention of anal cancer caused by HPV types 16 and 18 and for the prevention of anal intraepithelial neoplasia grades 1, 2 and 3 (anal dysplasias and precancerous lesions) caused by HPV types 6, 11, 16 and 18, in males and females 9 through 26 years of age.
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
     In October 2011, the U.S. Centers for Disease Control and Prevention’s (“CDC”) Advisory Committee on Immunization Practices voted to recommend that boys 11 to 12 years old be vaccinated routinely with Gardasil to help prevent anal cancer caused by HPV types 16 and 18, anal dysplasias and precancerous lesions caused by HPV types 6, 11, 16 and 18, and genital warts caused by HPV types 6 and 11. Additionally, the Committee recommended that Gardasil be administered to males 13 to 21 years of age who have not previously been vaccinated or have not completed the three-dose series, and that the vaccination series can be started at age 9 years at the discretion of their physicians.
     Global sales of RotaTeq, a vaccine to help protect against rotavirus gastroenteritis in infants and children, recorded by Merck were $184 million in the third quarter of 2011, an increase of 55% compared with the third quarter of 2010. Sales for the first nine months of 2011 were $457 million, an increase of 31% compared with the same period in 2010, reflecting favorable public sector inventory fluctuations.

     In recent years, the Company has experienced difficulties in producing its varicella zoster virus (“VZV”)-containing vaccines. These difficulties have resulted in supply constraints for ProQuad, Varivax and Zostavax. The Company is manufacturing bulk varicella and is producing doses of Varivax and Zostavax.
     A limited quantity of ProQuad, a pediatric combination vaccine to help protect against measles, mumps, rubella and varicella, one of the VZV-containing vaccines, became available in the United States for ordering in the second quarter of 2010. Merck’s sales of ProQuad were $49 million and $97 million in the third quarter and first nine months of 2010, respectively. This supply has been exhausted and the Company does not anticipate availability of ProQuad for the remainder of 2011. Sales of ProQuad were $37 million in the first quarter of 2011. The Company did not record any sales of ProQuad in the second or third quarter of 2011.
     Merck’s sales of Varivax, a vaccine to help prevent chickenpox (varicella), were $290 million for the third quarter of 2011 compared with $289 million for the third quarter of 2010 and were $640 million for the first nine months of 2011 compared with $740 million for the first nine months of 2010. Sales in the first nine months of 2010 include $48 million of revenue as a result of government purchases for the CDC’s Strategic National Stockpile. Merck’s sales of M-M-R II (measles, mumps and rubella virus vaccine live), a vaccine to help protect against measles, mumps and rubella, were $102 million for the third quarter of 2011 compared with $96 million for the third quarter of 2010 and were $251 million for the first nine months of 2011 compared with $256 million for the first nine months of 2010. Sales of Varivax and M-M-R II in the second and third quarters of 2011 benefited from the unavailability of ProQuad as noted above.
     Merck’s sales of Zostavax, a vaccine to help prevent shingles (herpes zoster), were $108 million for the third quarter of 2011 as compared with $23 million in the third quarter of 2010 and were $254 million in the first nine months of 2011 compared with $136 million in the first nine months of 2010. Supply availability has improved, however the Company anticipates that backorders will continue until inventory levels are sufficient to meet market demand. Due to these supply constraints, no broad international launches or immunization programs are currently planned for 2011 or 2012.
     In March 2011, the FDA approved an expanded age indication for Zostavax for the prevention of shingles to include adults ages 50 to 59. Zostavax is now indicated for the prevention of herpes zoster in individuals 50 years of age and older.
     The adult formulation of Recombivax HB [hepatitis B vaccine (recombinant)], a vaccine against hepatitis B, is now available.
Women’s Health and Endocrine
     Worldwide sales for Fosamax (alendronate sodium) and Fosamax Plus D (alendronate sodium/cholecalciferol) (marketed as Fosavance throughout the EU and as Fosamac in Japan) for the treatment and, in the case of Fosamax, prevention of osteoporosis were $215 million for the third quarter of 2011, representing a decline of 2% over the comparable period of 2010, and were $644 million for the first nine months of 2011, a decrease of 7% compared with the same period in 2010. These medicines have lost market exclusivity in the United States and have also lost market exclusivity in most major European markets. Accordingly, the Company is experiencing sales declines within the Fosamax product franchise and the Company expects the declines to continue.
     Worldwide sales of NuvaRing (etonogestrel/ethinyl estradiol), a contraceptive product, were $159 million for the third quarter of 2011, an increase of 18% compared with the third quarter of 2010, and were $455 million for the first nine months of 2011, an increase of 10% compared with the first nine months of 2010. Global sales of Follistim AQ (follitropin beta injection) (marketed in most countries outside the United States as Puregon), a biological fertility treatment, were $129 million for the third quarter of 2011, an increase of 8% compared with the third quarter of 2010, and were $404 million for the first nine months of 2011, an increase of 4% compared with the first nine months of 2010. The increases in both periods were largely driven by the beneficial impact of foreign exchange, as well as by positive performance in emerging markets. Puregon lost market exclusivity in the EU in August 2009.
     Other products contained in the Women’s Health and Endocrine franchise include among others, Implanon (etonogestrel implant), a single-rod subdermal contraceptive implant; and Cerazette (desogestrol), a progestin only oral contraceptive.
     The Company is currently experiencing difficulty manufacturing certain women’s health products. The Company is working to resolve these issues.

     In August 2011, Zoely, an oral contraceptive (nomegestrol acetate 2.5 mg/17β-estradiol 1.5 mg), was granted marketing authorization by the EC for the prevention of pregnancy in women. Zoely is a combined oral contraceptive tablet containing a unique monophasic combination of 2 hormones: nomegestrol acetate, a highly selective progesterone-derived progestin, and 17β estradiol, an estrogen that is similar to the one naturally present in a woman’s body. The marketing authorization of Zoely applies to all 27 EU member states plus Iceland, Liechtenstein and Norway. Teva Pharmaceutical Industries Ltd. holds exclusive marketing rights for Zoely in France, Italy, Belgium and Spain.
     On November 4, 2011, Merck received a Complete Response letter from the FDA for NOMAC/E2 (MK-8175A), which is being marketed as Zoely in the EU. The Company plans to have further discussions with the FDA with regard to the letter.
Other
Animal Health
     Animal Health includes pharmaceutical and vaccine products for the prevention, treatment and control of disease in all major farm and companion animal species. Animal Health sales are affected by intense competition and the frequent introduction of generic products. Global sales of Animal Health products totaled $826 million for the third quarter of 2011, an increase of 20% compared with the third quarter of 2010, and were $2.4 billion for the first nine months of 2011, an increase of 12% compared with the first nine months of 2010. Foreign exchange favorably affected global sales performance by 6% and 5%, respectively, in the third quarter and first nine months of 2011. The increased sales in both periods reflect positive performance in cattle, swine and poultry products.
Consumer Care
     Consumer Care products include over-the-counter, foot care and sun care products such as Claritin non-drowsy antihistamines; MiraLAX, a treatment for occasional constipation; Dr. Scholl’s foot care products; and Coppertone sun care products. Global sales of Consumer Care products were $421 million for the third quarter of 2011, an increase of 3% compared with the third quarter of 2010, reflecting increases in MiraLAX and Zegerid OTC, a treatment for frequent heartburn, partially offset by declines in Dr. Scholl’s. Consumer Care sales were $1.5 billion for the first nine months of 2011, an increase of 3% compared with the first nine months of 2010, reflecting strong performance of Coppertone, partially offset by declines in Dr. Scholl’s. Foreign exchange favorably affected global sales performance by 2% and 1%, respectively, in the third quarter and first nine months of 2011. Consumer Care product sales are affected by competition and consumer spending patterns.
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
Costs, Expenses and Other
     In February 2010, the Company commenced actions under a global restructuring program (the “Merger Restructuring Program”) in conjunction with the integration of the legacy Merck and legacy Schering-Plough businesses. This Merger Restructuring Program is intended to optimize the cost structure of the combined company. Additional actions under the program continued during 2010. On July 29, 2011, the Company announced the latest phase of the Merger Restructuring Program during which the Company expects to reduce its workforce measured at the time of the Merger by an additional 12% to 13% across the Company worldwide. A majority of the workforce reductions in this phase of the Merger Restructuring Program relate to manufacturing (including Animal Health), administrative and headquarters organizations. Previously announced workforce reductions of approximately 17% in earlier phases of the program primarily reflect the elimination of positions in sales, administrative and headquarters organizations, as well as from the sale or closure of certain manufacturing and research and development sites and the consolidation of office facilities. In addition, the Company has eliminated over 2,500 positions which were vacant at the time of the Merger. The Company will continue to hire employees in strategic growth areas of the business as necessary. The Company will continue to pursue productivity efficiencies and evaluate its manufacturing supply chain capabilities on an ongoing basis which may result in future restructuring actions.
     The Company recorded total pretax restructuring costs of $255 million and $384 million in the third quarter of 2011 and 2010, respectively, and $1.2 billion and $1.5 billion for the first nine months of 2011 and 2010, respectively, related to this program. The restructuring actions under the Merger Restructuring Program are expected to be substantially completed by the end of 2013, with the exception of certain actions, principally manufacturing-related, which are expected to be completed by 2015, with the total cumulative pretax costs estimated to be approximately $5.8 billion to $6.6 billion. The Company estimates that approximately two-thirds of the cumulative pretax costs relate to cash outlays, primarily related to employee separation expense. Approximately one-third of the cumulative pretax costs are non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested. The Company expects the Merger Restructuring Program to yield annual savings by the end of 2013 of approximately $3.5 billion to $4.0 billion and annual savings upon completion of the program of approximately $4.0 billion to $4.6 billion. These cost savings, which are expected to come from all areas of the Company’s pharmaceutical business, are in addition to the previously announced ongoing cost reduction initiatives at both legacy companies. Additional savings will come from non-restructuring-related activities.
     In October 2008, Old Merck announced a global restructuring program (the “2008 Restructuring Program”) to reduce its cost structure, increase efficiency, and enhance competitiveness. As part of the 2008 Restructuring Program, the Company expects to eliminate approximately 7,200 positions — 6,800 active employees and 400 vacancies — across the Company worldwide. Pretax restructuring costs of $20 million were recorded in the third quarter of 2011 and $25 million and $130 million for the first nine months of 2011 and 2010, respectively, related to the 2008 Restructuring Program. The 2008 Restructuring Program is expected to be completed by the end of 2011, with the exception of certain manufacturing-related actions, with the total cumulative pretax costs estimated to be up to $2.0 billion. The Company estimates that two-thirds of the cumulative pretax costs relate to cash outlays, primarily from employee separation expense. Approximately one-third of the cumulative pretax costs are non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested. Merck expects the 2008 Restructuring Program to yield cumulative pretax savings of $3.8 billion to $4.2 billion from 2008 to 2013.
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
     Materials and production costs were $4.4 billion for the third quarter of 2011, an increase of 4% compared with the third quarter of 2010, and were $12.7 billion for the first nine months of 2011, a decline of 9% compared with the first nine months of 2010. Costs in the third quarter of 2011 and 2010 include $1.3 billion and $1.1 billion, respectively, and for the first nine months of 2011 and 2010 include $3.7 billion and $3.4 billion, respectively, of expenses for the amortization of intangible assets recognized in connection with mergers and acquisitions. Additionally, expenses for the third quarter and first nine months of 2010 include $266 million and $2.1 billion of amortization of purchase accounting adjustments to Schering-Plough’s inventories recognized as a result of the Merger. Costs in the first nine months of 2011 include an intangible asset impairment charge of $118 million. The Company may recognize additional non-cash impairment charges in the future related to product intangibles that were measured at fair value and capitalized in connection with mergers and acquisitions and such charges could be material. Also included in materials and production costs were costs associated with restructuring activities which amounted to $99 million and $44 million in the third quarter of 2011 and 2010, respectively, and $280 million and $325 million in the first nine months of 2011 and 2010, respectively, including accelerated depreciation and asset write-offs related to the planned sale or closure of manufacturing facilities. Separation costs associated with manufacturing-related headcount reductions have been incurred and are reflected in Restructuring costs as discussed below.
     Gross margin was 63.8% in the third quarter of 2011 compared with 62.3% in the third quarter of 2010 and was 64.5% for the first nine months of 2011 compared with 58.8% for the first nine months of 2010. The amortization of intangible assets and purchase accounting adjustments to inventories, as well as the restructuring and impairment charges noted above and certain acquisition-related costs had an unfavorable effect on gross margin of 11.5 and 12.6 percentage points for the third quarter of 2011 and 2010, respectively, and 11.8 and 16.8 percentage points for the first nine months of 2011 and 2010, respectively. Excluding these impacts, the gross margin improvements reflect changes in product mix and lower costs due to manufacturing efficiencies.
     Marketing and administrative expenses were $3.3 billion in the third quarter of 2011, an increase of 5% compared with the third quarter of 2010, and were $10.0 billion for the first nine months of 2011, an increase of 5% compared with the first nine months of 2010. The increases were due in part to the unfavorable effect of foreign exchange and strategic investments made in emerging markets. Expenses for the third quarter and first nine months of 2011 included restructuring costs of $31 million and $77 million, respectively, primarily related to accelerated depreciation for facilities to be closed or divested. Expenses for the third quarter and first nine months of 2010 included $130 million of such costs. Separation costs associated with sales force reductions have been incurred and are reflected in Restructuring costs as discussed below. Marketing and administrative expenses included $57 million and $64 million of acquisition-related costs in the third quarter of 2011 and 2010, respectively, and $192 million and $219 million for the first nine months of 2011 and 2010, respectively, consisting largely of integration costs related to the Merger, and for the first nine months of 2011 also consist of severance costs associated with the acquisition of Inspire which are not part of the Company’s formal restructuring programs. Additionally, marketing and administrative expenses in the third quarter and first nine months of 2011 include $37 million and $122 million, respectively, of expenses for the estimated annual health care reform fee which the Company was required to pay beginning in 2011 as part of U.S. health care reform legislation. The Company is amortizing the estimated cost for 2011 on a straight-line basis, net of any revisions to the estimate.
     Research and development expenses were $2.0 billion for the third quarter of 2011, a decline of 16% compared with the third quarter of 2010, and were $6.0 billion for the first nine months of 2011, a decrease of 8% compared with the first nine months of 2010. Research and development expenses are comprised of the costs associated within Merck Research Labs (“MRL”), the Company’s research and development division that focuses on human health-related activities, certain costs from operating segments, including Pharmaceutical, Animal Health and Consumer Care, as well as from other divisions responsible for production, general and administrative and depreciation. Research and development expenses also include in-process research and development impairment charges and research and development related restructuring charges. Research and development expenses in 2011 were favorably affected by cost savings resulting from restructuring activities.
     Expenses incurred by MRL were approximately $1.1 billion and $1.2 billion for the third quarter of 2011 and 2010, respectively, and $3.4 billion and $3.6 billion for the first nine months of 2011, respectively. Research costs incurred by other divisions were approximately $800 million and $750 million for the third quarter of 2011 and 2010, respectively, and $2.3 billion and $2.5 billion for the first nine months of 2011 and 2010, respectively. In addition, during the third quarter and first nine months of 2011, the Company recorded $22 million and $343 million, respectively, of in-process research and development (“IPR&D”) impairment charges primarily for programs that had previously been deprioritized and were either deemed to have no alternative use during the period or were out-licensed to a third party for consideration that was less than the related asset’s carrying value. During the third quarter and first nine months of 2010, the Company recorded $189 million and $216 million, respectively, of IPR&D impairment charges attributable to compounds identified during the Company’s pipeline prioritization review that were abandoned and determined to have either no alternative use or were returned to the respective licensor, as well as from expected delays in the launch timing or changes in cash flow assumptions for certain compounds. The Company may recognize additional non-cash impairment charges in the future for the cancellation of other pipeline programs that were measured at fair value and capitalized in connection with mergers and acquisitions and such charges could be material. Also, research and development expenses in the third quarter of 2011 and 2010 reflect $28 million and $163 million, respectively, and for the first nine months of 2011 and 2010 reflect $89 million and $313 million, respectively, of accelerated depreciation and asset abandonment costs associated with restructuring activities.
     Restructuring costs, primarily representing separation and other related costs associated with restructuring activities, were $119 million and $773 million for the third quarter and first nine months of 2011, respectively, a substantial majority of which related to the Merger Restructuring Program. Costs for the first nine months of 2011 reflect a reduction of separation reserves of approximately $50 million resulting from the Company’s decision in the first quarter to retain approximately 380 employees at its Oss, Netherlands research facility that had previously been expected to be separated. Restructuring costs were $50 million and $864 million for the third quarter and first nine months of 2010, respectively, of which $43 million and $810 million, respectively, related to the Merger Restructuring Program, $7 million and $62 million, respectively, related to the 2008 Restructuring Program and the remaining activity related to the legacy Schering-Plough Productivity Transformation Program. Separation costs were incurred associated with actual headcount reductions, as well as estimated expenses under existing severance programs for headcount reductions that were probable and could be reasonably estimated. Merck eliminated approximately 1,510 positions in the third quarter of 2011 of which 1,300 related to the Merger Restructuring Program, 110 related to the 2008 Restructuring Program and 100 related to the legacy Schering-Plough Productivity Transformation Program. During the first nine months of 2011, Merck eliminated approximately 3,025 positions of which 2,635 related to the Merger Restructuring Program, 290 related to the 2008 Restructuring Program and 100 related to the legacy Schering-Plough program. For the third quarter of 2010, Merck eliminated 2,385 positions of which 2,175 related to the Merger Restructuring Program, 180 related to the 2008 Restructuring Program and the remainder to the legacy Schering-Plough Productivity Transformation Program. Merck eliminated 10,820 positions in the first nine months of 2010, of which 9,760 related to the Merger Restructuring Program, 955 related to the 2008 Restructuring Program and the remainder to the legacy Schering-Plough program. These position eliminations are comprised of actual headcount reductions, and the elimination of contractors and vacant positions. Also included in restructuring costs are curtailment, settlement and termination charges associated with pension and other postretirement benefit plans, share-based compensation and shutdown costs. For segment reporting, restructuring costs are unallocated expenses. Additional costs associated with the Company’s restructuring activities are included in Materials and production, Marketing and administrative and Research and development. (See Note 2 to the interim consolidated financial statements.)
     Equity income from affiliates, which reflects the performance of the Company’s joint ventures and other equity method affiliates, primarily AZLP, was $161 million and $236 million in the third quarter of 2011 and 2010, respectively, and was $354 million and $417 million in the first nine months of 2011 and 2010, respectively. During the third quarter of 2011, the Company divested its interest in the Johnson & Johnson° Merck Consumer Pharmaceuticals Company (“JJMCP”) joint venture. (See “Selected Joint Venture and Affiliate Information” below.)
     Other (income) expense, net was $66 million of expense in the third quarter of 2011 compared with $1.1 billion of expense in the third quarter of 2010. The third quarter of 2011 includes a $136 million gain on the disposition of the Company’s interest in the JJMCP joint venture (see Note 8 to the interim consolidated financial statements). The third quarter of 2010 reflects a $950 million charge for the Vioxx Liability Reserve (see Note 9 to the interim consolidated financial statements). Other (income) expense, net was $809 million of expense in the first nine months of 2011 compared with $995 million of expense in the first nine months 2010. Included in other (income) expense, net during the first nine months of 2011 was a $500 million charge related to the resolution of the arbitration proceeding involving the Company’s rights to market Remicade and Simponi (see Note 4 to the interim consolidated financial statements), a gain of $136 million related to the divestiture of the JJMCP joint venture noted above, and a $127 million gain on the sale of certain manufacturing facilities and related assets. Included in other (income) expense, net in the first nine months of 2010 was the $950 million legal charge for the Vioxx Liability Reserve noted above, $443 million of income recognized upon AstraZeneca’s exercise of the asset option (see Note 8 to the interim consolidated financial statements) and $102 million of income on the settlement of certain disputed royalties. Additionally, during the first nine months of 2010, the Company recognized exchange losses of $80 million related to a Venezuelan currency devaluation. Effective January 11, 2010, the Venezuelan government devalued its currency from at BsF 2.15 per U.S. dollar to a two-tiered official exchange rate at (1) “the essentials rate” at BsF 2.60 per U.S. dollar and (2) “the non-essentials rate” at BsF 4.30 per U.S. dollar. In January 2010, Merck was required to remeasure its local currency operations in Venezuela to U.S. dollars as the Venezuelan economy was determined to be hyperinflationary. Throughout 2010, the Company settled its transactions at the essentials rate and therefore remeasured monetary assets and liabilities using the essentials rate. In December 2010, the Venezuelan government announced it would eliminate the essentials rate and, effective January 1, 2011, all transactions would be settled at the official rate of at BsF 4.30 per U.S. dollar. As a result of this announcement, the Company remeasured its December 31, 2010 monetary assets and liabilities at the new official rate.
Segment Profits

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2011	2010	2011	2010

Pharmaceutical segment profits	$6,355	$5,851	$19,014	$17,578
Other non-reportable segment profits	709	598	2,080	1,945
Other	(4,712)	(5,951)	(15,341)	(17,169)

Income before income taxes	$2,352	$498	$5,753	$2,354

     Segment profits are comprised of segment revenues less certain elements of materials and production costs and operating expenses, including components of equity income or loss from affiliates and depreciation and amortization expenses. For internal management reporting presented to the chief operating decision maker, Merck does not allocate production costs, other than standard costs, research and development expenses or general and administrative expenses, nor the cost of financing these activities. Separate divisions maintain responsibility for monitoring and managing these costs, including depreciation related to fixed assets utilized by these divisions and, therefore, they are not included in segment profits. Also excluded from the determination of segment profits are the arbitration settlement charge and the gain on the divestiture of the JJMCP joint venture recorded in 2011, the charge for the Vioxx Liability Reserve and the gain on AstraZeneca’s asset option exercise both recognized in 2010, the amortization of purchase accounting adjustments, intangible asset impairment charges, acquisition-related costs, restructuring costs, taxes paid at the joint venture level and a portion of equity income. Additionally, segment profits do not reflect other expenses from corporate and manufacturing cost centers and other miscellaneous income or expense. These unallocated items are reflected in “Other” in the above table. Also included in “Other” are miscellaneous corporate profits, operating profits related to third-party manufacturing sales, divested products or businesses, as well as other supply sales and adjustments to eliminate the effect of double counting certain items of income and expense.

     Pharmaceutical segment profits rose 9% and 8%, respectively, in the third quarter and first nine months of 2011 driven largely by the increase in sales and the gross margin improvement discussed above.
     The effective tax rates of 26.7% for the third quarter of 2011 and 15.7% for the first nine months of 2011 reflect the impacts of purchase accounting adjustments and restructuring costs, partially offset by the beneficial impact of foreign earnings. In addition, the effective tax rate for the first nine months of 2011 also reflects a net favorable impact of approximately $700 million relating to the settlement of Old Merck’s 2002-2005 federal income tax audit, the favorable impact of certain foreign and state tax rate changes that resulted in a net $230 million reduction of deferred tax liabilities on intangibles established in purchase accounting, and the favorable impact of the $500 million charge related to the resolution of the arbitration proceeding with J&J. The effective tax rates of 25.3% for the third quarter of 2010 and 37.1% for the first nine months of 2010, as compared with the statutory rate of 35%, reflect a $380 million tax benefit from a change in a foreign entity’s tax rate, which resulted in a reduction in deferred tax liabilities on product intangibles recorded in conjunction with the Merger, as well as the favorable impact of foreign earnings. These favorable impacts were largely offset by the unfavorable impacts of purchase accounting charges, restructuring charges and the third quarter charge for the Vioxx Liability Reserve for which no tax impact was recorded. In addition, the effective tax rate for the first nine months of 2010 reflects the unfavorable impact of a $147 million charge associated with a change in tax law that requires taxation of the prescription drug subsidy of the Company’s retiree health benefit plans which was enacted in the first quarter of 2010 as part of U.S. health care reform legislation, as well as the unfavorable impact of AstraZeneca’s asset option exercise.
     Net income attributable to Merck & Co., Inc. was $1.7 billion for the third quarter of 2011 compared with $342 million for the third quarter of 2010 and was $4.8 billion for the first nine months of 2011 compared with $1.4 billion for the first nine months of 2010. Earnings per common share assuming dilution attributable to Merck & Co., Inc. common shareholders (“EPS”) for the third quarter of 2011 were $0.55 compared with $0.11 in the third quarter of 2010 and were $1.53 in the first nine months of 2011 compared with $0.44 in the first nine months of 2010. The increases in net income and EPS in the third quarter and first nine months of 2011 were primarily due to lower amortization of inventory step-up, lower legal reserves and restructuring costs and, for the year-to-date period, the favorable impact of the tax settlement noted above. For the year-to-date period, the positive impact of these items on net income and EPS was partially offset by the arbitration settlement charge recorded in 2011 and the income recognized in 2010 on AstraZeneca’s asset option exercise.
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

     A reconciliation between GAAP financial measures and non-GAAP financial measures is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

($ in millions, except per share amounts)	2011	2010	2011	2010

Pretax income as reported under GAAP	$2,352	$498	$5,753	$2,354
Increase (decrease) for excluded items:
Acquisition-related costs	1,363	1,604	4,460	5,812
Costs related to restructuring programs	277	387	1,219	1,632
Other items:
Gain on disposition of interest in JJMCP joint venture and other	(137)	—	(137)	—
Arbitration settlement charge	—	—	500	—
Gain on sale of manufacturing facilities and related assets	—	—	(127)	—
Vioxx Liability Reserve	—	950	—	950
Gain on AstraZeneca asset option exercise	—	—	—	(443)

	3,855	3,439	11,668	10,305

Taxes on income as reported under GAAP	628	126	904	872
Estimated tax benefit on excluded items	287	258	1,025	1,151
Tax benefit from settlement of federal income tax audit	—	—	700	—
Tax benefit from foreign and state tax rate changes	—	380	230	380
Tax charge related to U.S. health care reform legislation	—	—	—	(147)

	915	764	2,859	2,256

Non-GAAP net income	2,940	2,675	8,809	8,049

Less: Net income attributable to noncontrolling interests	32	30	89	89

Non-GAAP net income attributable to Merck & Co., Inc.	$2,908	$2,645	$8,720	$7,960

EPS assuming dilution as reported under GAAP	$0.55	$0.11	$1.53	$0.44
EPS difference (1)	0.39	0.74	1.27	2.10

Non-GAAP EPS assuming dilution	$0.94	$0.85	$2.80	$2.54

(1)
Represents the difference between calculated GAAP EPS and calculated non-GAAP EPS, which may be different than the amount calculated by dividing the impact of the excluded items by the weighted-average shares for the applicable period.

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

Certain Other Items
     Non-GAAP income and non-GAAP EPS exclude certain other items. These items represent substantive, unusual items that are evaluated on an individual basis. Such evaluation considers both the quantitative and the qualitative aspect of their unusual nature and generally represent items that, either as a result of their nature or magnitude, management would not anticipate that they would occur as part of the Company’s normal business on a regular basis. Certain other items are comprised of the gain on the divestiture of the Company’s interest in the JJMCP joint venture (see Note 8 to the interim consolidated financial statements), the charge related to the arbitration settlement (see Note 4 to the interim consolidated financial statements) and the gain associated with the sale of certain manufacturing facilities and related assets recorded in 2011, as well as the gain recognized upon AstraZeneca’s asset option exercise in 2010 (see Note 8 to the interim consolidated financial statements). Also excluded from non-GAAP income and non-GAAP EPS are the tax benefits from the settlement of a federal income tax audit, the favorable impact of certain foreign and state tax rate changes that resulted in a net reduction of deferred tax liabilities on intangibles established in purchase accounting, and the tax charge related to U.S. health care reform legislation (see Note 14 to the interim consolidated financial statements).
Research and Development Update
     In October 2011, the FDA approved Juvisync (sitagliptin and simvastatin), a new treatment for type 2 diabetes that combines the glucose-lowering medication sitagliptin, the active component of Januvia, with the cholesterol-lowering medication Zocor. Juvisync is the first treatment option for health care providers to help patients who need the blood sugar-lowering benefits of a DPP-4 inhibitor and the cholesterol-lowering benefits of simvastatin, with the convenience of a single tablet once daily.
     In August 2011, Zoely, a new oral contraceptive (nomegestrol acetate 2.5 mg/17β-estradiol 1.5 mg), was granted marketing authorization by the EC for the prevention of pregnancy in women. Zoely is a combined oral contraceptive tablet containing a unique monophasic combination of 2 hormones: nomegestrol acetate, a highly selective progesterone-derived progestin, and 17β estradiol, an estrogen that is similar to the one naturally present in a woman’s body. The marketing authorization of Zoely applies to all 27 EU member states plus Iceland, Liechtenstein and Norway. Teva Pharmaceutical Industries Ltd. holds exclusive marketing rights for Zoely in France, Italy, Belgium and Spain.
     On November 4, 2011, Merck received a Complete Response letter from the FDA for NOMAC/E2 (MK-8175A), which is being marketed as Zoely in the EU. The Company plans to have further discussions with the FDA with regard to the letter.
     On November 7, 2011, Merck received a Complete Response letter from the FDA for tafluprost (MK-2452). The Company plans to have further discussions with the FDA with regard to the letter.
     In September 2011, the FDA accepted for filing and review the NDA for ridaforolimus, an investigational oral mTOR inhibitor under development for the treatment of metastatic soft-tissue or bone sarcomas in patients who had a favorable response to chemotherapy. The FDA assigned a Standard review classification to this application. In August 2011, the European Medicines Agency accepted the marketing authorization application for ridaforolimus. As part of an exclusive license agreement with ARIAD, Merck is responsible for the development and worldwide commercialization of ridaforolimus in oncology. ARIAD intends to co-promote ridaforolimus in the United States.
     MK-0653C, Zetia (ezetimibe) combined with atorvastatin was accepted for standard review by the FDA for the treatment of primary or mixed hyperlipidemia. In response to notice of the Company’s filing, Pfizer Inc. (“Pfizer”) filed a patent infringement lawsuit in U.S. District Court against the Company asserting certain Pfizer patent rights in respect of atorvastatin. This lawsuit has the potential to bar FDA approval of the Company’s NDA for up to 30 months (until January 6, 2014) subject to being shortened or lengthened by a court decision, or shortened by an agreement between the parties.
     The Company is discontinuing the clinical development program for MK-0431C, a combination of sitagliptin and pioglitazone, for the treatment of diabetes. The decision is based on a review of the regulatory and commercial prospects for the combination drug candidate.

     The chart below reflects the Company’s research pipeline as of November 4, 2011. Candidates shown in Phase III include specific products and the date such candidate entered into Phase III development. Candidates shown in Phase II include the most advanced compound with a specific mechanism or, if listed compounds have the same mechanism, they are each currently intended for commercialization in a given therapeutic area. Small molecules and biologics are given MK-number designations and vaccine candidates are given V-number designations. Candidates in Phase I, additional indications in the same therapeutic area and additional claims, line extensions or formulations for in-line products are not shown.

Phase II	Phase III (Phase III entry date)	Under Review
Allergy
MK-8237, Immunotherapy(1)
Cancer
MK-0646 (dalotuzumab)
MK-1775
MK-2206
MK-7965 (dinaciclib)
Contraception, Medicated IUS
MK-8342
Diabetes Mellitus
MK-3102
Hepatitis C
MK-5172
Insomnia
MK-3697
MK-6096
Overactive Bladder
MK-4618
Pneumoconjugate Vaccine
V114
Psoriasis
MK-3222
Allergy
MK-7243, Grass pollen(1) (March 2008)
MK-3641, Ragweed(1) (September 2009)
Atherosclerosis
MK-0524A (extended-release niacin/laropiprant) (U.S.) (December 2005)
MK-0524B (extended-release niacin/laropiprant/simvastatin) (July 2007)
MK-0859 (anacetrapib) (May 2008)
Atrial Fibrillation
MK-6621 (vernakalant I.V.) (U.S.) (August 2003) (2)
Clostridium difficile Infection
MK-3415A (November 2011)
COPD
MK-0887A (Zenhale) (EU) (August 2006)
Diabetes and Atherosclerosis
MK-0431E (sitagliptin/atorvastatin) (October 2011)
Fertility
MK-8962 (corifollitropin alfa for injection) (U.S.) (July 2006)
Hepatitis C
MK-7009 (vaniprevir)(3) (June 2011)
Herpes Zoster
V212 (inactivated VZV vaccine) (December 2010)
HPV-Related Cancers
V503 (HPV vaccine (9 valent)) (September 2008)
Insomnia
MK-4305 (suvorexant) (December 2009)
Neuromuscular Blockade Reversal
MK-8616 (Bridion) (U.S.) (November 2005)
Osteoporosis
MK-0822 (odanacatib) (September 2007)
Parkinson’s Disease
MK-3814 (preladenant) (July 2010)
Pediatric Hexavalent Combination Vaccine
V419 (April 2011)
Thrombosis
MK-5348 (vorapaxar) (September 2007)
Atherosclerosis
MK-0653C (ezetimibe/atorvastatin) (U.S.)
Contraception
MK-8175A (NOMAC/E2)(4) (U.S.)
Diabetes Mellitus
MK-0431A XR (Janumet XR) (sitagliptin/extended-release metformin) (U.S.)
Glaucoma
MK-2452 (tafluprost)(5) (U.S.)
Sarcoma
MK-8669 (ridaforolimus) (U.S.) (EU)

Footnotes:

(1)   North American rights only.
(2)   Vernakalant I.V. for atrial fibrillation started Phase III clinical trials in August 2003 sponsored by Cardiome in collaboration with Astellas.
(3)   For development in Japan only.
(4)   On November 4, 2011, Merck received a Complete Response letter from the FDA for NOMAC/E2 (MK-8175A). The Company plans to have further discussions with the FDA with regard to the letter.
(5)    On November 7, 2011, Merck received a Complete Response letter from the FDA for tafluprost (MK-2452). The Company plans to have further discussions with the FDA with regard to the letter.

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
Sanofi Pasteur MSD
     In 1994, Old Merck and Pasteur Mérieux Connaught (now Sanofi Pasteur S.A.) established an equally-owned joint venture to market vaccines in Europe and to collaborate in the development of combination vaccines for distribution in Europe. Total vaccine sales reported by SPMSD were $375 million and $382 million in the third quarter of 2011 and 2010, respectively, and were $805 million and $871 million for the first nine months of 2011 and 2010, respectively. The decline for the year-to-date period reflects in part lower sales of Gardasil. SPMSD sales of Gardasil were $59 million and $79 million for the third quarter of 2011 and 2010, respectively, and were $183 million and $244 million for the first nine months of 2011 and 2010, respectively.
Johnson & Johnson°Merck Consumer Pharmaceuticals Company
     In September 2011, Merck sold its 50% interest in the JJMCP joint venture to J&J. The venture between Merck and J&J was formed in 1989 to develop, manufacture, market and distribute certain over-the-counter (“OTC”) consumer products in the United States and Canada. Under the agreement, Merck received a one-time payment of $175 million and recognized a pretax gain of $136 million in the third quarter of 2011 reflected in Other (income) expense, net. Merck’s rights to the Pepcid brand outside the United States and Canada were not affected by this transaction. Following the transaction, J&J owns the venture’s assets which include the exclusive rights to market OTC Pepcid, Mylanta, Mylicon and other local OTC brands where they are currently sold in the United States and Canada. The partnership assets also included a manufacturing facility.
     The Company records the results from its interest in AZLP and SPMSD in Equity income from affiliates.
Liquidity and Capital Resources

	September 30,	December 31,
($ in millions)	2011	2010

Cash and investments	$17,999	$14,376
Working capital	17,516	13,423
Total debt to total liabilities and equity	17.0%	16.9%

     During the first nine months of 2011, cash provided by operating activities was $9.2 billion compared with $7.3 billion in the first nine months of 2010. Cash provided by operating activities during the first nine months of 2011 reflects the $500 million payment made to J&J as a result of the arbitration settlement, as well as payments to the Internal Revenue Service (“IRS”) as a result of the settlement discussed below. On an ongoing basis, cash provided by operations will continue to be the Company’s primary source of funds to finance operating needs and capital expenditures. The global economic downturn and the sovereign debt issues, among other factors, have caused foreign receivables to deteriorate in certain European countries. While the Company continues to receive payment on these receivables, these conditions have resulted in an increase in the average length of time it takes to collect accounts receivable outstanding thereby adversely affecting cash provided by operating activities.
     Cash used in investing activities was $1.2 billion in the first nine months of 2011 compared with $2.5 billion in the first nine months of 2010 primarily reflecting lower purchases of securities and other investments and higher proceeds from the sales of securities and other investments. In addition, the Company received proceeds from the disposition of businesses in the first nine months of 2011. In 2010, the Company received proceeds from AstraZeneca’s asset option exercise. Additionally, the Company had a greater use of cash for acquisitions of businesses and higher capital expenditures in the first nine months of 2011 as compared with the same period in 2010. Cash used in financing activities in the first nine months of 2011 was $4.7 billion compared with $4.1 billion in the first nine months of 2010. The higher use of cash in financing activities was primarily driven by higher payments on debt, a decrease in short-term borrowings and lower proceeds from the exercise of stock options, partially offset by lower purchases of treasury stock.
     At September 30, 2011, the total of worldwide cash and investments was $18.0 billion, including $15.6 billion of cash, cash equivalents and short-term investments and $2.4 billion of long-term investments. A substantial majority of these cash and investments is held by foreign subsidiaries and would be subject to significant tax payments if such cash and investments were repatriated. However, cash provided by operating activities in the United States continues to be the Company’s primary source of funds to finance domestic operating needs, capital expenditures, treasury stock purchases and dividends paid to shareholders.
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
     As previously disclosed, the Canada Revenue Agency (“CRA”) has proposed adjustments for 1999 and 2000 relating to intercompany pricing matters and, in July 2011, the CRA issued assessments for other miscellaneous audit issues for tax years 2001-2004. These adjustments would increase Canadian tax due by approximately $330 million (U.S. dollars) plus approximately $370 million (U.S. dollars) of interest through September 30, 2011. The Company disagrees with the positions taken by the CRA and believes they are without merit. The Company continues to contest the assessments through the CRA appeals process. The CRA is expected to prepare similar adjustments for later years. Management believes that resolution of these matters will not have a material effect on the Company’s financial position or liquidity.
     Capital expenditures totaled $1.1 billion and $1.0 billion for the first nine months of 2011 and 2010, respectively. Capital expenditures for full year 2011 are estimated to be $1.8 billion.
     Dividends paid to stockholders were $3.5 billion and $3.6 billion for the first nine months of 2011 and 2010, respectively. In May and July 2011, the Board of Directors declared a quarterly dividend of $0.38 per share on the Company’s common stock for the third and fourth quarters of 2011.
     In April 2011, Merck announced that its Board of Directors approved additional purchases of up to $5 billion of Merck’s common stock for its treasury. The Company purchased $1.4 billion of its common stock (41 million shares) for its treasury during the first nine months of 2011. The Company has approximately $5.0 billion remaining under this program and the previous November 2009 treasury stock purchase authorization. The treasury stock purchases have no time limit and will be made over time on the open market, in block transactions or in privately negotiated transactions.
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
     During the third quarter of 2011, the Company entered into a transaction which will require the Company to make future bulk supply purchases of $150 million in the aggregate through 2016, although this period may be extended in certain circumstances.
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
Item 4. Controls and Procedures
     Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures over financial reporting for the period covered by this Form 10-Q. Based on this assessment, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2011, the Company’s disclosure controls and procedures are effective. As previously disclosed, the Company is continuing its plans for integration of its business operations and the implementation of an enterprise wide resource planning system (SAP). These process modifications, which included several of the Company’s major European markets during 2011, affect the design and operation of controls over financial reporting. With each implementation, the Company continues to monitor the status of the business and financial operations and believes that an effective control environment has been maintained post-implementation.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Issuer purchases of equity securities for the three months ended September 30, 2011 were as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

			($ in millions)
	Total Number	Average Price	Approximate Dollar Value of Shares
	of Shares	Paid Per	That May Yet Be Purchased
Period	Purchased(1)	Share	Under the Plans or Programs(1)
July 1 - July 31	2,991,702	$35.70	$5,985
August 1 - August 31	15,000,293	$31.69	$5,510
September 1 - September 30	14,410,264	$32.13	$5,047
Total	32,402,259	$32.25	$5,047

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

101
The following materials from Merck & Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCK & CO., INC.
Date: November 8, 2011	/s/ Bruce N. Kuhlik
BRUCE N. KUHLIK
Executive Vice President and General Counsel

Date: November 8, 2011	/s/ John Canan
JOHN CANAN
Senior Vice President Finance - Global Controller

EXHIBIT INDEX

Number	Description
3.1	Restated Certificate of Incorporation of Merck & Co., Inc. (November 3, 2009) — Incorporated by reference to Current Report on Form 8-K filed on November 4, 2009

3.2	By-Laws of Merck & Co., Inc. (effective November 3, 2009) — Incorporated by reference to Current Report on Form 8-K filed November 4, 2009

31.1	Rule 13a — 14(a)/15d — 14(a) Certification of Chief Executive Officer

31.2	Rule 13a — 14(a)/15d — 14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101
The following materials from Merck & Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Cash Flows, and (iv) Notes to Consolidated Financial Statements.