Form 10-Q
period 2012-03-31
Merck & Co. Inc.
filed 2012-05-08
CIK 310158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 1-6571

Merck & Co., Inc.

One Merck Drive

Whitehouse Station, N.J. 08889-0100

(908) 423-1000

Incorporated in New Jersey	I.R.S. Employer
Identification No. 22-1918501

The number of shares of common stock outstanding as of the close of business on April 30, 2012:     3,041,564,692

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

Part I - Financial Information

Item 1. Financial Statements

MERCK & CO., INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENT OF INCOME

(Unaudited, $ in millions except per share amounts)

	Three Months Ended March 31,
	2012	2011

Sales	$11,731	$11,580

Costs, Expenses and Other

Materials and production	4,037	4,059

Marketing and administrative	3,074	3,164

Research and development	1,862	2,158

Restructuring costs	219	(14)

Equity income from affiliates	(110)	(138)

Other (income) expense, net	142	622

	9,224	9,851

Income Before Taxes	2,507	1,729

Taxes on Income	740	658

Net Income	$1,767	$1,071

Less: Net Income Attributable to Noncontrolling Interests	29	28

Net Income Attributable to Merck & Co., Inc.	$1,738	$1,043

Basic Earnings per Common Share Attributable to
Merck & Co., Inc. Common Shareholders	$0.57	$0.34

Earnings per Common Share Assuming Dilution Attributable
to Merck & Co., Inc. Common Shareholders	$0.56	$0.34

Dividends Declared per Common Share	$0.42	$0.38

The accompanying notes are an integral part of this consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited, $ in millions)

	Three Months Ended March 31,
	2012	2011

Net Income Attributable to Merck & Co., Inc.	$1,738	$1,043

Other Comprehensive Income Net of Taxes:
Net unrealized loss on derivatives, net of reclassifications	(58)	(107)
Net unrealized gain (loss) on investments, net of reclassifications	29	(1)
Benefit plan net gain (loss) and prior service cost (credit), net of amortization	—	18
Cumulative translation adjustment	(56)	136

	(85)	46

Comprehensive Income	$1,653	$1,089

The accompanying notes are an integral part of this consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Unaudited, $ in millions except per share amounts)

	March 31, 2012	December 31, 2011

Assets
Current Assets
Cash and cash equivalents	$14,656	$13,531
Short-term investments	910	1,441
Accounts receivable (net of allowance for doubtful accounts of $142 in 2012 and $131 in 2011)	8,726	8,261
Inventories (excludes inventories of $1,429 in 2012 and $1,379 in 2011 classified in Other assets - see Note 6)	6,339	6,254
Deferred income taxes and other current assets	3,713	3,694

Total current assets	34,344	33,181

Investments	3,972	3,458

Property, Plant and Equipment, at cost, net of accumulated depreciation of $16,697 in 2012 and $16,176 in 2011	16,124	16,297

Goodwill	12,156	12,155

Other Intangibles, Net	33,000	34,302

Other Assets	5,913	5,735

	$105,509	$105,128

Liabilities and Equity
Current Liabilities
Loans payable and current portion of long-term debt	$2,930	$1,990
Trade accounts payable	2,358	2,462
Accrued and other current liabilities	8,823	9,731
Income taxes payable	1,190	781
Dividends payable	1,281	1,281

Total current liabilities	16,582	16,245

Long-Term Debt	15,228	15,525

Deferred Income Taxes and Noncurrent Liabilities	16,385	16,415

Merck & Co., Inc. Stockholders’ Equity
Common stock, $0.50 par value
Authorized - 6,500,000,000 shares
Issued - 3,576,948,356 shares in 2012 and 2011	1,788	1,788
Other paid-in capital	40,652	40,663
Retained earnings	39,441	38,990
Accumulated other comprehensive loss	(3,217)	(3,132)

	78,664	78,309
Less treasury stock, at cost:
534,964,050 shares in 2012 and 536,109,713 shares in 2011	23,804	23,792

Total Merck & Co., Inc. stockholders’ equity	54,860	54,517

Noncontrolling Interests	2,454	2,426

Total equity	57,314	56,943

	$105,509	$105,128

The accompanying notes are an integral part of this consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited, $ in millions)

	Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities
Net income	$1,767	$1,071
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,790	1,831
Intangible asset impairment charges	9	302
Equity income from affiliates	(110)	(138)
Dividends and distributions from equity affiliates	66	65
Deferred income taxes	(41)	(214)
Share-based compensation	76	93
Other	71	(222)
Net changes in assets and liabilities	(1,474)	(1,067)
Net Cash Provided by Operating Activities	2,154	1,721

Cash Flows from Investing Activities
Capital expenditures	(331)	(324)
Purchases of securities and other investments	(2,725)	(1,382)
Proceeds from sales of securities and other investments	2,797	1,524
Dispositions of businesses, net of cash divested	—	306
Other	(11)	(19)
Net Cash (Used in) Provided by Investing Activities	(270)	105

Cash Flows from Financing Activities
Net change in short-term borrowings	634	(197)
Purchases of treasury stock	(456)	—
Dividends paid to stockholders	(1,279)	(1,175)
Proceeds from exercise of stock options	379	37
Other	(3)	163
Net Cash Used in Financing Activities	(725)	(1,172)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(34)	141

Net Increase in Cash and Cash Equivalents	1,125	795

Cash and Cash Equivalents at Beginning of Year	13,531	10,900
Cash and Cash Equivalents at End of Period	$14,656	$11,695

The accompanying notes are an integral part of this consolidated financial statement.

Notes to Consolidated Financial Statements (unaudited)

1.	Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements are not included herein. These interim statements should be read in conjunction with the audited financial statements and notes thereto included in Merck & Co., Inc.’s Form 10-K filed on February 28, 2012.

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

Recently Adopted Accounting Standards

In the first quarter of 2012, the Company retrospectively adopted amended guidance issued by the Financial Accounting Standards Board (the “FASB”) on the presentation of comprehensive income in financial statements. The amended guidance provides companies the option to present the components of net income and other comprehensive income either as one continuous statement of comprehensive income or as two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The adoption of this new guidance did not impact the Company’s financial position, results of operations or cash flows.

2.	Restructuring

Merger Restructuring Program

In February 2010, subsequent to the Merck and Schering-Plough Corporation (“Schering-Plough”) merger (the “Merger”), the Company commenced actions under a global restructuring program (the “Merger Restructuring Program”) in conjunction with the integration of the legacy Merck and legacy Schering-Plough businesses. This Merger Restructuring Program is intended to optimize the cost structure of the combined company. In July 2011, the Company announced the latest phase of the Merger Restructuring Program during which the Company expects to reduce its workforce measured at the time of the Merger by an additional 12% to 13% across the Company worldwide. A majority of the workforce reductions in this phase of the Merger Restructuring Program relate to manufacturing (including Animal Health), administrative and headquarters organizations. Previously announced workforce reductions of approximately 17% in earlier phases of the program primarily reflect the elimination of positions in sales, administrative and headquarters organizations, as well as from the sale or closure of certain manufacturing and research and development sites and the consolidation of office facilities. The Company will continue to hire employees in strategic growth areas of the business as necessary. The Company will continue to pursue productivity efficiencies and evaluate its manufacturing supply chain capabilities on an ongoing basis which may result in future restructuring actions.

The Company recorded total pretax restructuring costs of $277 million and $112 million in the first quarter of 2012 and 2011, respectively, related to this program. Since inception of the Merger Restructuring Program through March 31, 2012, Merck has recorded total pretax accumulated costs of approximately $5.4 billion and eliminated approximately 19,450 positions comprised of employee separations, as well as the elimination of contractors and vacant positions. The restructuring actions under the Merger Restructuring Program are expected to be substantially completed by the end of 2013, with the exception of certain actions, principally manufacturing-related, which are expected to be substantially completed by 2015, with the total cumulative pretax costs estimated to be approximately $5.8 billion to $6.6 billion. The Company estimates that approximately two-thirds of the cumulative pretax costs relate to cash outlays, primarily related to employee separation expense. Approximately one-third of the cumulative pretax costs are non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested.

2008 Global Restructuring Program

In October 2008, Merck announced a global restructuring program (the “2008 Restructuring Program”) to reduce its cost structure, increase efficiency, and enhance competitiveness. As part of the 2008 Restructuring Program, the Company expects to eliminate approximately 7,200 positions — 6,800 active employees and 400 vacancies — across the Company worldwide. Pretax restructuring costs of $14 million and $4 million were recorded in the first quarter of 2012 and 2011, respectively, related to the 2008 Restructuring Program. Since

Notes to Consolidated Financial Statements (unaudited) (continued)

inception of the 2008 Restructuring Program through March 31, 2012, Merck has recorded total pretax accumulated costs of $1.6 billion and eliminated approximately 6,390 positions comprised of employee separations and the elimination of contractors and vacant positions. The 2008 Restructuring Program was substantially completed by the end of 2011, with the exception of certain manufacturing-related actions, which are expected to be completed by 2015, with the total cumulative pretax costs estimated to be up to $2.0 billion. The Company estimates that two-thirds of the cumulative pretax costs relate to cash outlays, primarily from employee separation expense. Approximately one-third of the cumulative pretax costs are non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested.

For segment reporting, restructuring charges are unallocated expenses.

The following tables summarize the charges related to Merger Restructuring Program and 2008 Restructuring Program activities by type of cost:

	Three Months Ended March 31, 2012
($ in millions)	Separation Costs	Accelerated Depreciation	Other	Total

Merger Restructuring Program
Materials and production	$—	$(23)	$17	$(6)
Marketing and administrative	—	23	1	24
Research and development	—	41	4	45
Restructuring costs	180	—	34	214
	180	41	56	277

2008 Restructuring Program
Materials and production	—	2	7	9
Restructuring costs	2	—	3	5
	2	2	10	14
	$182	$43	$66	$291

	Three Months Ended March 31, 2011
($ in millions)	Separation Costs	Accelerated Depreciation	Other	Total

Merger Restructuring Program
Materials and production	$—	$60	$—	$60
Marketing and administrative	—	23	—	23
Research and development	—	42	3	45
Restructuring costs	(37)	—	21	(16)
	(37)	125	24	112

2008 Restructuring Program
Materials and production	—	3	(1)	2
Restructuring costs	(1)	—	3	2
	(1)	3	2	4
	$(38)	$128	$26	$116

Separation costs are associated with actual headcount reductions, as well as those headcount reductions which were probable and could be reasonably estimated. In the first quarter of 2011, separation costs for the Merger Restructuring Program include a reduction of separation reserves of approximately $50 million resulting from the Company’s decision in the first quarter of 2011 to retain certain employees at its Oss, Netherlands research facility that had previously been expected to be separated. In the first quarter of 2012 and 2011, approximately 1,020 positions and 750 positions, respectively, were eliminated under the Merger Restructuring Program and approximately 140 positions and 120 positions, respectively, were eliminated under the 2008 Restructuring Program. These position eliminations were comprised of actual headcount reductions and the elimination of contractors and vacant positions.

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

Notes to Consolidated Financial Statements (unaudited) (continued)

Other activity in 2012 and 2011 includes asset abandonment, shut-down and other related costs. Additionally, other activity includes employee-related costs such as curtailment, settlement and termination charges associated with pension and other postretirement benefit plans (see Note 12) and share-based compensation costs.

The following table summarizes the charges and spending relating to Merger Restructuring Program and 2008 Restructuring Program activities for the three months ended March 31, 2012:

($ in millions)	Separation Costs	Accelerated Depreciation	Other	Total

Merger Restructuring Program
Restructuring reserves January 1, 2012	$1,144	$—	$51	$1,195
Expense	180	41	56	277
(Payments) receipts, net	(423)	—	(46)	(469)
Non-cash activity	—	(41)	(17)	(58)
Restructuring reserves March 31, 2012 (1)	$901	$—	$44	$945

2008 Restructuring Program
Restructuring reserves January 1, 2012	$126	$—	$—	$126
Expense	2	2	10	14
(Payments) receipts, net	(5)	—	(3)	(8)
Non-cash activity	—	(2)	(7)	(9)
Restructuring reserves March 31, 2012 (1)	$123	$—	$—	$123

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

Legacy Schering-Plough Program

Prior to the Merger, Schering-Plough commenced a Productivity Transformation Program which was designed to reduce and avoid costs and increase productivity. The Company recorded accelerated depreciation costs included in Materials and production of $2 million and $10 million for the first quarter of 2012 and 2011, respectively. The remaining reserve associated with this program, which is substantially complete, was $18 million at March 31, 2012.

3. Research Collaborations, License Agreements and Divestitures

In April 2012, the Company entered into an agreement with Endocyte Inc. (“Endocyte”) to develop and commercialize Endocyte’s novel investigational therapeutic candidate vintafolide (MK-8109). Vintafolide is currently being evaluated in a Phase III clinical trial for platinum-resistant ovarian cancer (PROCEED) and a Phase II trial for non-small cell lung cancer. Under the agreement, Merck gained worldwide rights to develop and commercialize vintafolide. Endocyte received a $120 million upfront payment, which the Company recorded as Research and development expenses in the second quarter of 2012, and is eligible for milestone payments of up to $880 million based on the successful achievement of development, regulatory and commercialization goals for vintafolide for a total of six cancer indications. In addition, if vintafolide receives regulatory approval, Endocyte will receive an equal share of the profit in the United States as well as a double digit percentage royalty on sales of the product in the rest of the world. Endocyte has retained the right to co-promote vintafolide with Merck in the United States and Merck has the exclusive right to promote vintafolide in the rest of world. Endocyte will be responsible for the majority of funding and completion of the PROCEED trial. Merck will be responsible for all other development activities and costs and will have all decision rights for vintafolide. Merck has the right to terminate the agreement on 90 days notice. Merck and Endocyte both have the right to terminate the agreement due to the material breach or insolvency of the other party. Endocyte has the right to terminate the agreement in the event that Merck challenges an Endocyte patent right relating to vintafolide. Upon termination of the agreement, depending upon the circumstances, the parties have varying rights and obligations with respect to the continued development and commercialization of vintafolide and, in the case of termination for cause by Merck, certain royalty obligations and U.S. profit and loss sharing.

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

Cozaar/Hyzaar

In 1989, Merck and E.I. duPont de Nemours and Company (“DuPont”) agreed to form a long-term research and marketing collaboration to develop a class of therapeutic agents for high blood pressure and heart disease, discovered by DuPont, called angiotensin II receptor antagonists, which include Cozaar and Hyzaar. In return, Merck provided DuPont marketing rights in the United States and Canada to its prescription medicines, Sinemet and Sinemet CR (the Company has since regained global marketing rights to Sinemet and Sinemet CR). Pursuant to a 1994 agreement with DuPont, the Company has an exclusive licensing agreement to market Cozaar and Hyzaar in return for royalties and profit share payments to DuPont. The patents that provided market exclusivity in the United States and in a number of major European markets for Cozaar and Hyzaar expired in 2010.

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

Foreign Currency Risk Management

The Company has established revenue hedging, balance sheet risk management and net investment hedging programs to protect against volatility of future foreign currency cash flows and changes in fair value caused by volatility in foreign exchange rates.

Notes to Consolidated Financial Statements (unaudited) (continued)

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

Foreign exchange risk is also managed through the use of foreign currency debt. The Company’s senior unsecured euro-denominated notes have been designated as, and are effective as, economic hedges of the net investment in a foreign operation. Accordingly, foreign currency transaction gains or losses due to spot rate fluctuations on the euro-denominated debt instruments are included in foreign currency translation adjustment within OCI. Included in the cumulative translation adjustment are pretax losses of $44 million and $149 million for the first quarter of 2012 and 2011, respectively, from the euro-denominated notes.

Interest Rate Risk Management

The Company may use interest rate swap contracts on certain investing and borrowing transactions to manage its net exposure to interest rate changes and to reduce its overall cost of borrowing. The Company does not use leveraged swaps and, in general, does not leverage any of its investment activities that would put principal capital at risk.

At March 31, 2011, the Company was a party to 22 pay-floating, receive-fixed interest rate swap contracts with notional amounts of $5.4 billion in the aggregate designated as fair value hedges of fixed-rate notes in which the notional amounts match the amount of the hedged fixed-rate notes. The interest rate swap contracts were designated hedges of the fair value changes in the notes attributable to changes in the benchmark London Interbank Offered Rate (“LIBOR”) swap rate. The fair value changes in the notes attributable to changes in the benchmark interest rate were recorded in interest expense and offset by the fair value changes in the swap contracts. The Company terminated certain of these interest rate swap contracts in the second and third quarters of 2011 and the remaining interest rate swap contracts matured in the fourth quarter of 2011. The cash flows from these contracts are reported as operating activities in the Consolidated Statement of Cash Flows.

Presented in the table below is the fair value of derivatives segregated between those derivatives that are designated as hedging instruments and those that are not designated as hedging instruments:

		March 31, 2012			December 31, 2011
		Fair Value of Derivative		U.S. Dollar	Fair Value of Derivative		U.S. Dollar
($ in millions)	Balance Sheet Caption	Asset	Liability	Notional	Asset	Liability	Notional

Derivatives Designated as Hedging Instruments
Foreign exchange contracts (current)	Deferred income taxes and other
	current assets	$235	$—	$4,900	$196	$—	$3,727
Foreign exchange contracts (non-current)	Other assets	419	—	5,648	420	—	4,956
Foreign exchange contracts (current)	Accrued and other current liabilities	—	1	176	—	53	1,718
Foreign exchange contracts (non-current)	Deferred income taxes and
	noncurrent liabilities	—	1	298	—	1	104
		$654	$2	$11,022	$616	$54	$10,505

Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts (current)	Deferred income taxes and other
	current assets	$39	$—	$3,534	$139	$—	$5,306
Foreign exchange contracts (current)	Accrued and other current liabilities	—	216	6,316	—	54	5,013
		$39	$216	$9,850	$139	$54	$10,319
		$693	$218	$20,872	$755	$108	$20,824

The table below provides information on the location and pretax gain or loss amounts for derivatives that are: (i) designated in a fair value hedging relationship, (ii) designated in a cash flow hedging relationship, (iii) designated in a foreign currency net investment hedging relationship and (iv) not designated in a hedging relationship:

	Three Months Ended March 31,
($ in millions)	2012	2011
Derivatives designated in fair value hedging relationships
Interest rate swap contracts
Amount of gain recognized in Other (income) expense, net on derivatives	$—	$(37)
Amount of loss recognized in Other (income) expense, net on hedged item	—	37

Derivatives designated in foreign currency cash flow hedging relationships
Foreign exchange contracts
Amount of loss reclassified from AOCI to Sales	27	7
Amount of loss recognized in OCI on derivatives	120	184

Derivatives designated in foreign currency net investment hedging relationships
Foreign exchange contracts
Amount of gain recognized in Other (income) expense, net on derivatives (1)	(9)	(6)
Amount of (gain) loss recognized in OCI on derivatives	(142)	1

Derivatives not designated in a hedging relationship
Foreign exchange contracts
Amount of loss recognized in Other (income) expense, net on derivatives (2)	253	316

(1)	There was no ineffectiveness on the hedge. Represents the amount excluded from hedge effectiveness testing.
(2)	These derivative contracts mitigate changes in the value of remeasured foreign currency denominated monetary assets and liabilities attributable to changes in foreign currency exchange rates.

At March 31, 2012, the Company estimates $82 million of pretax net unrealized losses on derivatives maturing within the next 12 months that hedge foreign currency denominated sales over that same period will be reclassified from AOCI to Sales. The amount ultimately reclassified to Sales may differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity.

Notes to Consolidated Financial Statements (unaudited) (continued)

Investments in Debt and Equity Securities

Information on available-for-sale investments is as follows:

	March 31, 2012				December 31, 2011
	Fair	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized
($ in millions)	Value	Cost	Gains	Losses	Value	Cost	Gains	Losses

Corporate notes and bonds	$2,761	$2,734	$29	$(2)	$2,032	$2,024	$16	$(8)
U.S. government and agency securities	768	767	1	—	1,021	1,018	3	—
Asset-backed securities	413	412	1	—	292	292	1	(1)
Commercial paper	364	364	—	—	1,029	1,029	—	—
Mortgage-backed securities	261	261	1	(1)	223	223	1	(1)
Foreign government bonds	88	88	—	—	72	72	—	—
Other debt securities	3	1	2	—	3	1	2	—
Equity securities	410	379	31	—	397	383	14	—
	$5,068	$5,006	$65	$(3)	$5,069	$5,042	$37	$(10)

Available-for-sale debt securities included in Short-term investments totaled $910 million at March 31, 2012. Of the remaining debt securities, $3.3 billion mature within five years. At March 31, 2012, there were no debt securities pledged as collateral.

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

Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity. Level 3 assets are those whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques with significant unobservable inputs, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company had no Level 3 assets at March 31, 2012 or December 31, 2011.

If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Notes to Consolidated Financial Statements (unaudited) (continued)

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using				Fair Value Measurements Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
($ in millions)	March 31, 2012				December 31, 2011
Assets
Investments
Corporate notes and bonds	$—	$2,761	$—	$2,761	$—	$2,032	$—	$2,032
U.S. government and agency securities	—	768	—	768	—	1,021	—	1,021
Asset-backed securities (1)	—	413	—	413	—	292	—	292
Commercial paper	—	364	—	364	—	1,029	—	1,029
Mortgage-backed securities (1)	—	261	—	261	—	223	—	223
Foreign government bonds	—	88	—	88	—	72	—	72
Equity securities	214	10	—	224	205	22	—	227
Other debt securities	—	3	—	3	—	3	—	3
	214	4,668	—	4,882	205	4,694	—	4,899

Other assets
Securities held for employee compensation	186	—	—	186	170	—	—	170

Derivative assets (2)
Purchased currency options	—	559	—	559	—	613	—	613
Forward exchange contracts	—	134	—	134	—	142	—	142
	—	693	—	693	—	755	—	755
Total assets	$400	$5,361	$—	$5,761	$375	$5,449	$—	$5,824

Liabilities
Derivative liabilities (2)
Forward exchange contracts	$—	$217	$—	$217	$—	$107	$—	$107
Written currency options	—	1	—	1	—	1	—	1
Total liabilities	$—	$218	$—	$218	$—	$108	$—	$108

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

There were no transfers between Level 1 and Level 2 during the first quarter of 2012. As of March 31, 2012, Cash and cash equivalents of $14.7 billion included $13.9 billion of cash equivalents (which are considered Level 2 in the fair value hierarchy).

Other Fair Value Measurements

Some of the Company’s financial instruments, such as cash and cash equivalents, receivables and payables, are reflected in the balance sheet at carrying value, which approximates fair value due to their short-term nature.

The estimated fair value of loans payable and long-term debt (including current portion) at March 31, 2012 was $20.0 billion compared with a carrying value of $18.2 billion and at December 31, 2011 was $19.5 billion compared with a carrying value of $17.5 billion. Fair value was estimated using recent observable market prices and is considered Level 2 in the fair value hierarchy.

Notes to Consolidated Financial Statements (unaudited) (continued)

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

The majority of the Company’s accounts receivable arise from product sales in the United States and Europe and are primarily due from drug wholesalers and retailers, hospitals, government agencies, managed health care providers and pharmacy benefit managers. The Company monitors the financial performance and credit worthiness of its customers so that it can properly assess and respond to changes in their credit profile. The Company also continues to monitor economic conditions, including the volatility associated with international sovereign economies, and associated impacts on the financial markets and its business, taking into consideration the global economic downturn and the sovereign debt issues in certain European countries. The Company continues to monitor the credit and economic conditions within Greece, Spain, Italy and Portugal, among other members of the EU. These economic conditions, as well as inherent variability of timing of cash receipts, have resulted in, and may continue to result in, an increase in the average length of time that it takes to collect accounts receivable outstanding. As such, time value of money discounts have been recorded for those customers for which collection of accounts receivable is expected to be in excess of one year. The Company does not expect to have write-offs or adjustments to accounts receivable which would have a material adverse effect on its financial position, liquidity or results of operations.

At March 31, 2012, the Company’s accounts receivable in Greece, Italy, Spain and Portugal totaled approximately $1.7 billion. Of this amount, hospital and public sector receivables were approximately $1.2 billion in the aggregate, of which approximately 8%, 32%, 51% and 9% related to Greece, Italy, Spain and Portugal, respectively. As of March 31, 2012, the Company’s total accounts receivable outstanding for more than one year were approximately $400 million, of which approximately 90% related to accounts receivable in Greece, Italy, Spain and Portugal, mostly comprised of hospital and public sector receivables.

As previously disclosed, the Company received zero coupon bonds from the Greek government in settlement of 2007-2009 receivables related to certain government sponsored institutions. The Company had recorded impairment charges to reduce the bonds to fair value. During 2011, the Company sold a portion of these bonds. During 2012, the Company sold the remaining bonds.

During 2011, the Company factored approximately $45 million of hospital and public sector accounts receivable on a non-recourse basis in Spain and Italy. In the first quarter of 2012, the Company completed a non-recourse factoring of approximately $110 million of hospital and public sector accounts receivable in Italy.

Derivative financial instruments are executed under International Swaps and Derivatives Association master agreements. The master agreements with several of the Company’s financial institution counterparties also include credit support annexes. These annexes contain provisions that require collateral to be exchanged depending on the value of the derivative assets and liabilities, the Company’s credit rating, and the credit rating of the counterparty. As of March 31, 2012 and December 31, 2011, the Company had received cash collateral of $210 million and $327 million, respectively, from various counterparties and the obligation to return such collateral is recorded in Accrued and other current liabilities. The Company had not advanced any cash collateral to counterparties as of March 31, 2012 or December 31, 2011.

Notes to Consolidated Financial Statements (unaudited) (continued)

6.	Inventories

Inventories consisted of:

($ in millions)	March 31, 2012	December 31, 2011
Finished goods	$1,779	$1,983
Raw materials and work in process	5,757	5,396
Supplies	310	297
Total (approximates current cost)	7,846	7,676
Reduction to LIFO costs	(78)	(43)
	$7,768	$7,633
Recognized as:
Inventories	$6,339	$6,254
Other assets	1,429	1,379

Amounts recognized as Other assets are comprised almost entirely of raw materials and work in process inventories. At both March 31, 2012 and December 31, 2011, these amounts included $1.3 billion of inventories not expected to be sold within one year. In addition, these amounts included $154 million and $127 million at March 31, 2012 and December 31, 2011, respectively, of inventories produced in preparation for product launches.

7.	Other Intangibles

In connection with mergers and acquisitions, the Company measures the fair value of marketed products and research and development pipeline programs and capitalizes these amounts. During the first quarter of 2012 and 2011, the Company recorded $9 million and $302 million, respectively, of in-process research and development (“IPR&D”) impairment charges within Research and development expenses primarily for pipeline programs that had previously been deprioritized and were deemed to have no alternative use in the period. The Company may recognize additional non-cash impairment charges in the future related to other pipeline programs or marketed products and such charges could be material.

8.	Joint Ventures and Other Equity Method Affiliates

Equity income from affiliates reflects the performance of the Company’s joint ventures and other equity method affiliates and was comprised of the following:

	Three Months Ended
	March 31,
($ in millions)	2012	2011
AstraZeneca LP	$113	$133
Other (1)	(3)	5
	$110	$138

(1)	Includes results from Sanofi Pasteur MSD.

AstraZeneca LP

In 1998, Merck and Astra completed the restructuring of the ownership and operations of their existing joint venture whereby Merck acquired Astra’s interest in KBI Inc. (“KBI”) and contributed KBI’s operating assets to a new U.S. limited partnership, Astra Pharmaceuticals L.P. (the “Partnership”), in exchange for a 1% limited partner interest. Astra contributed the net assets of its wholly owned subsidiary, Astra USA, Inc., to the Partnership in exchange for a 99% general partner interest. The Partnership, renamed AstraZeneca LP (“AZLP”) upon Astra’s 1999 merger with Zeneca Group Plc, became the exclusive distributor of the products for which KBI retained rights.

In 1998, Merck granted Astra an option (the “Shares Option”) to buy Merck’s common stock interest in KBI and, through it, Merck’s interest in Nexium and Prilosec, currently exercisable for a six-month period commencing April 30, 2012. The exercise price for the Shares Option will be primarily based on the net present value of projected future pretax revenue to be received by Merck from Nexium and Prilosec as determined at the time of exercise, subject to certain true-up mechanisms. The Company believes that AstraZeneca is considering whether to exercise the Shares Option this year.

Notes to Consolidated Financial Statements (unaudited) (continued)

Summarized financial information for AZLP is as follows:

	Three Months Ended March 31,
($ in millions)	2012	2011
Sales	$1,042	$1,155
Materials and production costs	478	545
Other expense, net	381	300
Income before taxes (1)	$183	$310

(1)	Merck’s partnership returns from AZLP are generally contractually determined and are not based on a percentage of income from AZLP, other than with respect to Merck’s 1% limited partnership interest.

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

There is one U.S. Vioxx Product Liability Lawsuit currently scheduled for trial in 2012. Merck has previously disclosed the outcomes of several Vioxx Product Liability Lawsuits that were tried prior to 2012. On December 16, 2011, the Texas Supreme Court denied plaintiff’s petition for review in Ernst v. Merck. On April 23, 2012, the U.S. Supreme Court denied plaintiff’s petition for writ of certiorari. All post-trial appeals are now resolved.

Notes to Consolidated Financial Statements (unaudited) (continued)

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

In 2008, a Missouri state court certified a class of Missouri plaintiffs seeking reimbursement for out-of-pocket costs relating to Vioxx. Trial has been rescheduled for late October/early November 2012. In addition, in Indiana, plaintiffs filed a motion to certify a class of Indiana Vioxx purchasers in a case pending before the Circuit Court of Marion County, Indiana. In April 2010, a Kentucky state court denied Merck’s motion for summary judgment and certified a class of Kentucky plaintiffs seeking reimbursement for out-of-pocket costs relating to Vioxx. The trial court subsequently entered an amended class certification order in January 2011. Merck appealed that order to the Kentucky Court of Appeals and on February 10, 2012, the Kentucky Court of Appeals reversed the trial court’s amended class certification order and denied certification. The plaintiff has petitioned the Kentucky Supreme Court to review the Court of Appeals’ order.

Merck has also been named as a defendant in several lawsuits brought by, or on behalf of, government entities. Six of these suits are being brought by state Attorneys General and one has been brought on behalf of a county. All of these actions except for an action brought by the Kentucky Attorney General are in the Vioxx MDL proceeding. These actions allege that Merck misrepresented the safety of Vioxx. All but one of these suits seek recovery for expenditures on Vioxx by government-funded health care programs, such as Medicaid, along with other relief, such as penalties and attorneys’ fees. An action brought by the Attorney General of Kentucky seeks only penalties for alleged Consumer Fraud Act violations. Judge Fallon remanded the Kentucky case to state court on January 3, 2012. Merck’s petition to appeal that decision to the U.S. Court of Appeals for the Fifth Circuit was denied. The lawsuit brought by the county is a putative class action filed by Santa Clara County, California on behalf of all similarly situated California counties. Merck moved for judgment on the pleadings in the case brought by Santa Clara County in September 2011. The court granted the Company’s motion on March 20, 2012, but gave the county leave to file an amended complaint.

Shareholder Lawsuits

As previously disclosed, in addition to the Vioxx Product Liability Lawsuits, various putative class actions and individual lawsuits under federal securities laws and state laws have been filed against Merck and various current and former officers and directors (the “Vioxx Securities Lawsuits”). The Vioxx Securities Lawsuits are coordinated in a multidistrict litigation in the U.S. District Court for the District of New Jersey before Judge Stanley R. Chesler, and have been consolidated for all purposes. In August 2011, Judge Chesler granted in part and denied in part Merck’s motion to dismiss the Fifth Amended Class Action Complaint in the consolidated securities action. Among other things, the claims based on statements made on or after the voluntary withdrawal of Vioxx on September 30, 2004 have been dismissed. In October 2011, defendants answered the Fifth Amended Class Action Complaint. Discovery is currently proceeding in accordance with the court’s scheduling order.

As previously disclosed, several individual securities lawsuits filed by foreign institutional investors also are consolidated with the Vioxx Securities Lawsuits. In October 2011, plaintiffs filed amended complaints in each of the pending individual securities lawsuits. Also in October 2011, a new individual securities lawsuit was filed in the District of New Jersey by several foreign institutional investors; that case is also consolidated with the Vioxx Securities Lawsuits. On January 20, 2012, defendants filed motions to dismiss in one of the individual lawsuits (the “ABP Lawsuit”). Briefing on the motions to dismiss was completed on March 26, 2012. The court has not yet scheduled oral argument on the motions. By stipulation and order, defendants are not required to respond to the complaints in the remaining individual securities lawsuits until the resolution of any motions to dismiss in the ABP Lawsuit.

Notes to Consolidated Financial Statements (unaudited) (continued)

International Lawsuits

As previously disclosed, in addition to the lawsuits discussed above, Merck has been named as a defendant in litigation relating to Vioxx in Australia, Brazil, Canada, Europe and Israel (collectively, the “Vioxx Foreign Lawsuits”). As previously disclosed, the Company has entered into an agreement to resolve all claims related to Vioxx in Canada. The agreement is pending approval by courts in Canada’s provinces.

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

Investigations

As previously disclosed, Merck received subpoenas from the Department of Justice (the “DOJ”) requesting information related to Merck’s research, marketing and selling activities with respect to Vioxx in a federal health care investigation under criminal statutes. As previously disclosed, in March 2009, Merck received a letter from the U.S. Attorney’s Office for the District of Massachusetts identifying it as a target of the grand jury investigation regarding Vioxx. In 2010, the Company established a $950 million reserve (the “Vioxx Liability Reserve”) in connection with the anticipated resolution of the DOJ’s investigation.

In November 2011, the Company announced that it had reached a resolution with federal and state authorities regarding this matter, pending court approval. Under civil settlement agreements signed with the United States and individually with 44 states and the District of Columbia, Merck paid approximately two-thirds of the Vioxx Liability Reserve to resolve civil allegations related to Vioxx. As a result, the United States and the participating states have released Merck from civil liability related to the government’s allegations regarding the sale and promotion of Vioxx. The Company also has agreed to plead guilty to one count of misdemeanor misbranding of Vioxx under the Federal Food, Drug, and Cosmetic Act by promoting the drug for the treatment of rheumatoid arthritis prior to the FDA’s approval of that indication in April 2002. The Company paid a fine of approximately one-third of the Vioxx Liability Reserve to the federal government as part of the plea agreement.

In December 2011, the U.S. District Court for the District of Massachusetts conducted a hearing with regard to the resolution. During that hearing, the parties advised the court as to the nature of the resolution and the core documents comprising the resolution. On April 19, 2012, the court accepted the resolution and thereafter the Company made the payments noted above.

Reserves

The Company believes that it has meritorious defenses to the Vioxx Product Liability Lawsuits, Vioxx Securities Lawsuits and Vioxx Foreign Lawsuits (collectively, the “Vioxx Lawsuits”) and will vigorously defend against them. In view of the inherent difficulty of predicting the outcome of litigation, particularly where there are many claimants and the claimants seek indeterminate damages, the Company is unable to predict the outcome of these matters and, at this time, cannot reasonably estimate the possible loss or range of loss with respect to the remaining Vioxx Lawsuits. As previously disclosed, the Company has a reserve with respect to the Canada Settlement Agreement. The Company has established no other liability reserves with respect to the Vioxx Litigation. Unfavorable outcomes in the Vioxx Litigation could have a material adverse effect on the Company’s financial position, liquidity and results of operations.

Other Product Liability Litigation

Fosamax

As previously disclosed, Merck is a defendant in product liability lawsuits in the United States involving Fosamax (the “Fosamax Litigation”). As of March 31, 2012, approximately 3,105 cases, which include approximately 3,550 plaintiff groups, had been filed and were pending against Merck in either federal or state court, including one case which seeks class action certification, as well as damages and/or medical monitoring. In approximately 1,200 of these actions, plaintiffs allege, among other things, that they have suffered osteonecrosis of the jaw (“ONJ”), generally subsequent to invasive dental procedures, such as tooth extraction or dental implants and/or delayed healing, in association with the use of Fosamax. In addition, plaintiffs in approximately 1,905 of these actions generally allege that they sustained femur fractures and/or other bone injuries (“Femur Fractures”) in association with the use of Fosamax.

Notes to Consolidated Financial Statements (unaudited) (continued)

Cases Alleging ONJ and/or Other Jaw Related Injuries

In August 2006, the Judicial Panel on Multidistrict Litigation (the “JPML”) ordered that certain Fosamax product liability cases pending in federal courts nationwide should be transferred and consolidated into one multidistrict litigation (the “Fosamax MDL”) for coordinated pre-trial proceedings. The Fosamax MDL has been transferred to Judge John Keenan in the U.S. District Court for the Southern District of New York. As a result of the JPML order, approximately 950 of the cases are before Judge Keenan. Judge Keenan issued a Case Management Order (and various amendments thereto) which set forth a schedule governing the proceedings focused primarily upon resolving the class action certification motions in 2007 and completing fact discovery in an initial group of 25 cases by October 1, 2008. In the first Fosamax MDL trial, Boles v. Merck, the Fosamax MDL court declared a mistrial because the eight person jury could not reach a unanimous verdict. The Boles case was retried in June 2010 and resulted in a verdict in favor of the plaintiff in the amount of $8 million. Merck filed post-trial motions seeking judgment as a matter of law or, in the alternative, a new trial. In October 2010, the court denied Merck’s post-trial motions but sua sponte ordered a remittitur reducing the verdict to $1.5 million. Plaintiff rejected the remittitur ordered by the court and requested a new trial on damages, which is scheduled to take place on September 10, 2012. Merck intends to appeal the verdict in Boles after the new trial on damages has concluded.

In February 2011, Judge Keenan ordered that there will be two further bellwether trials conducted in the Fosamax MDL. Spano v. Merck and Jellema v. Merck were selected by the court to be tried in 2012, but each case was dismissed by the plaintiffs. On March 28, 2012, the court selected Scheinberg v. Merck as the next case to be tried and set the trial date for January 14, 2013.

Outside the Fosamax MDL, a trial in Florida, Anderson v. Merck, was scheduled to begin in June 2010 but the Florida state court postponed the trial date and a new date has been set for January 14, 2013. The trial ready date in Carballo v. Merck has been continued from April 30, 2012 to October 15, 2012.

In addition, in July 2008, an application was made by the Atlantic County Superior Court of New Jersey requesting that all of the Fosamax cases pending in New Jersey be considered for mass tort designation and centralized management before one judge in New Jersey. In October 2008, the New Jersey Supreme Court ordered that all pending and future actions filed in New Jersey arising out of the use of Fosamax and seeking damages for existing dental and jaw-related injuries, including ONJ, but not solely seeking medical monitoring, be designated as a mass tort for centralized management purposes before Judge Carol E. Higbee in Atlantic County Superior Court. As of March 31, 2012, approximately 235 ONJ cases were pending against Merck in Atlantic County, New Jersey. In July 2009, Judge Higbee entered a Case Management Order (and various amendments thereto) setting forth a schedule that contemplates completing fact and expert discovery in an initial group of cases to be reviewed for trial. In February 2011, the jury in Rosenberg v. Merck, the first trial in the New Jersey coordinated proceeding, returned a verdict in Merck’s favor. After a trial in the Sessner v. Merck case on April 18, 2012, the jury returned a verdict in Merck’s favor. The Flores v. Merck case was scheduled to be tried jointly with Sessner v. Merck, but on February 27, 2012, Judge Higbee severed the Flores case from the Sessner trial. The Flores trial date has been rescheduled for September 24, 2012.

In California, the parties are reviewing the claims of two plaintiffs in the Carrie Smith, et al. v. Merck case and the claims in Pedrojetti v. Merck. The cases of one or more of these plaintiffs are expected to be tried in late 2012 or early 2013.

Discovery is ongoing in the Fosamax MDL litigation, the New Jersey coordinated proceeding, and the remaining jurisdictions where Fosamax cases are pending. The Company intends to defend against these lawsuits.

Cases Alleging Femur Fractures

As of March 31, 2012, approximately 1,205 cases alleging Femur Fractures have been filed in New Jersey state court and are pending before Judge Higbee in Atlantic County Superior Court. The parties have selected an initial group of 30 cases to be reviewed through fact discovery. Plaintiffs subsequently dismissed or advised that they will dismiss seven of the cases that were selected and discovery in the remaining cases is continuing. No trial dates for any of the New Jersey state Femur Fracture cases have been set.

Notes to Consolidated Financial Statements (unaudited) (continued)

In March 2011, Merck submitted a Motion to Transfer to the JPML seeking to have all federal cases alleging Femur Fractures consolidated into one multidistrict litigation for coordinated pre-trial proceedings. The Motion to Transfer was granted in May 2011, and all federal cases involving allegations of Femur Fractures have been or will be transferred to the District of New Jersey where the Fosamax MDL is sited. As a result of the JPML order, approximately 405 cases were pending in the New Jersey MDL as of March 31, 2012. A Case Management Order has been entered that requires the parties to review 40 cases (later reduced to 33 cases) with a fact discovery deadline of July 31, 2012 and an expert discovery deadline of November 28, 2012. Judge Joel Pisano has set an April 8, 2013 trial date for the first case to be tried in the MDL.

As of March 31, 2012, approximately 290 cases alleging Femur Fractures have been filed in California state court. A petition was filed seeking to coordinate all Femur Fracture cases filed in California state court before a single judge in Orange County, California. The petition was granted and Judge Steven Perk is now presiding over the coordinated proceedings. No scheduling order has yet been entered.

Additionally, there are five Femur Fracture cases pending in other state courts and one Femur Fracture case pending in federal court outside of the MDL.

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

As of March 31, 2012, there were approximately 1,020 NuvaRing cases. Of these cases, approximately 885 are or will be pending in the NuvaRing MDL in the U.S. District Court for the Eastern District of Missouri before Judge Rodney Sippel, and approximately 130 are pending in coordinated discovery proceedings in the Bergen County Superior Court of New Jersey before Judge Brian R. Martinotti. Four additional cases are pending in various other state courts.

Pursuant to orders of Judge Sippel in the NuvaRing MDL, the parties originally selected a pool of more than twenty cases to prepare for trial and that pool has since been narrowed to eight cases from which the first trials in the NuvaRing MDL will be selected. Pursuant to Judge Martinotti’s order in the New Jersey proceeding, the parties selected ten trial pool cases to be prepared for trial and the first trial is expected to commence in February 2013. The parties have completed fact discovery in the originally selected trial pool cases in each jurisdiction and the Company anticipates expert discovery to be completed in those first trial pool cases by the summer of 2012. Certain replacement trial pool cases remain in fact discovery. Moreover, on January 31, 2012, the parties in the New Jersey coordinated proceeding selected an additional 10 trial pool cases for completion of fact discovery.

The Company anticipates that status conferences will be held in each coordinated proceeding following the completion of expert discovery in the summer of 2012 to determine the time frame for filing motions relating to the admissibility of expert testimony and causation, which the Company anticipates will occur in the fall of 2012. Thereafter, the Company expects substantive hearings on those motions to take place in late 2012. The Company anticipates that status conferences will be held in each coordinated proceeding following rulings on the substantive evidentiary motions to determine a methodology for selecting the first cases to be tried. The Company intends to defend against these lawsuits.

Propecia/Proscar

As previously disclosed, Merck is a defendant in product liability lawsuits in the United States involving Propecia and/or Proscar. As of March 31, 2012, approximately 80 lawsuits involving a total of approximately 175 plaintiffs (in a few instances spouses are joined in the suits) who allege that they have experienced persistent sexual side effects following cessation of treatment with Propecia and/or Proscar have been filed against Merck. The lawsuits, which are in their early stages, are pending in federal courts in New Jersey, Washington, Washington D.C., Florida, Illinois, Colorado, Missouri and Ohio, and in state court in New Jersey. The federal lawsuits have been consolidated for pretrial purposes in a federal multidistrict litigation before Judge John Gleeson of the Eastern District of New York. Resolution of this motion remains pending. The matters pending in state court in New Jersey have been consolidated before Judge Jessica Mayer in Middlesex County. The Company intends to defend against these lawsuits.

Notes to Consolidated Financial Statements (unaudited) (continued)

Vytorin/Zetia Litigation

As previously disclosed, in April 2008, a Merck shareholder filed a putative class action lawsuit in federal court which has been consolidated in the District of New Jersey with another federal securities lawsuit under the caption In re Merck & Co., Inc. Vytorin Securities Litigation. An amended consolidated complaint was filed in October 2008 and named as defendants Merck; Merck/Schering-Plough Pharmaceuticals, LLC; and certain of the Company’s current and former officers and directors. The complaint alleges that Merck delayed releasing unfavorable results of the ENHANCE clinical trial regarding the efficacy of Vytorin and that Merck made false and misleading statements about expected earnings, knowing that once the results of the ENHANCE study were released, sales of Vytorin would decline and Merck’s earnings would suffer. In December 2008, Merck and the other defendants moved to dismiss this lawsuit on the grounds that the plaintiffs failed to state a claim for which relief can be granted. In September 2009, the court denied defendants’ motion to dismiss. In June 2011, lead plaintiffs filed a motion for leave to further amend the consolidated complaint, which was granted on February 7, 2012. On February 9, 2012, plaintiffs filed a second amended consolidated complaint, which defendants answered on February 23, 2012. In February 2012, the parties completed briefing on lead plaintiffs’ motion for class certification. That motion is now pending before the court. On March 1, 2012, defendants filed a motion for summary judgment. Briefing on the summary judgment motion is scheduled to be completed in May 2012.

There is a similar consolidated, putative class action securities lawsuit pending in the District of New Jersey, filed by a Schering-Plough shareholder against Schering-Plough and its former Chairman, President and Chief Executive Officer, Fred Hassan, under the caption In re Schering-Plough Corporation/ENHANCE Securities Litigation. The amended consolidated complaint was filed in September 2008 and names as defendants Schering-Plough; Merck/Schering-Plough Pharmaceuticals; certain of the Company’s current and former officers and directors; and underwriters who participated in an August 2007 public offering of Schering-Plough’s common and preferred stock. In December 2008, Schering-Plough and the other defendants filed motions to dismiss this lawsuit on the grounds that the plaintiffs failed to state a claim for which relief can be granted. In September 2009, the court denied defendants’ motion to dismiss. In February 2012, the parties completed briefing on lead plaintiffs’ motion for class certification. That motion is now pending before the court. On March 1, 2012, the Schering-Plough defendants filed a motion for partial summary judgment and the underwriter defendants filed a motion for summary judgment. Briefing on the summary judgment motions is scheduled to be completed in May 2012.

As previously disclosed, in April 2008, a member of a Merck ERISA plan filed a putative class action lawsuit against Merck and certain of the Company’s current and former officers and directors alleging they breached their fiduciary duties under ERISA. Since that time, there have been other similar ERISA lawsuits filed against Merck in the District of New Jersey, and all of those lawsuits have been consolidated under the caption In re Merck & Co., Inc. Vytorin ERISA Litigation. A consolidated amended complaint was filed in February 2009, and names as defendants Merck and various current and former members of the Company’s Board of Directors. The plaintiffs allege that the ERISA plans’ investment in Merck stock was imprudent because Merck’s earnings were dependent on the commercial success of its cholesterol drug Vytorin and that defendants knew or should have known that the results of a scientific study would cause the medical community to turn to less expensive drugs for cholesterol management. In April 2009, Merck and the other defendants moved to dismiss this lawsuit on the grounds that the plaintiffs failed to state a claim for which relief can be granted. In September 2009, the court denied defendants’ motion to dismiss. On February 13, 2012, the parties reached an agreement in principle to settle the matter. The court was notified on February 14, 2012, and the parties are currently drafting settlement papers.

There is a similar consolidated, putative class action ERISA lawsuit currently pending in the District of New Jersey, filed by a member of a Schering-Plough ERISA plan against Schering-Plough and certain of its current and former officers and directors, alleging they breached their fiduciary duties under ERISA, bearing the caption In re Schering-Plough Corp. ENHANCE ERISA Litigation. The consolidated amended complaint was filed in October 2009 and names as defendants Schering-Plough, various then-current and former members of Schering-Plough’s Board of Directors and then-current and former members of committees of Schering-Plough’s Board of Directors. In November 2009, the Company and the other defendants filed a motion to dismiss this lawsuit on the grounds that the plaintiffs failed to state a claim for which relief can be granted. That motion was denied in June 2010. In November 2011, the parties reached an agreement in principle to settle the matter. On February 10, 2012, the parties filed an executed class action settlement agreement and preliminary approval order. The court signed the preliminary approval order on February 16, 2012, and called for a fairness hearing on May 30, 2012, to make a final determination as to whether, among other things, the settlement should be approved. The settlement agreement requires Merck and/or its insurers to pay $12.25 million into a settlement fund which (after enumerated costs, fees, and awards are withdrawn) will be allocated to members of the settlement class according to a plan of allocation to be approved by the court. The settlement agreement provides that, in exchange for such consideration, the plaintiffs and settlement class members will issue broad releases with prejudice.

Notes to Consolidated Financial Statements (unaudited) (continued)

In November 2009, a stockholder of the Company filed a shareholder derivative lawsuit, In re Local No. 38 International Brotherhood of Electrical Workers Pension Fund v. Clark (“Local No. 38”), in the District of New Jersey, on behalf of the nominal defendant, the Company, and all shareholders of the Company, against the Company; certain of the Company’s officers, directors and alleged insiders; and certain of the predecessor companies’ former officers, directors and alleged insiders for alleged breaches of fiduciary duties, waste, unjust enrichment and gross mismanagement. A similar shareholder derivative lawsuit, Cain v. Hassan, was filed by a Schering-Plough stockholder in the District of New Jersey. This lawsuit was against the Company, Schering-Plough’s then-current Board of Directors, and certain of the Company’s then-current and former officers, directors and alleged insiders. The plaintiffs in both Local No. 38 and Cain v. Hassan alleged that the defendants withheld the ENHANCE study results and made false and misleading statements, thereby deceiving and causing harm to the Company and Schering-Plough, respectively, and to the investing public, unjustly enriching insiders and wasting corporate assets. The plaintiff in Local No. 38 voluntarily dismissed that suit without prejudice in July 2011. Also in July 2011, the intervenor-plantiff in the Cain v. Hassan action filed a second amended complaint. The defendants moved to dismiss the second amended complaint in October 2011. In December 2011, the parties in Cain v. Hassan executed a stipulation of settlement, and plaintiff moved for approval of the settlement. On January 10, 2012, the court issued an order preliminarily approving the settlement, and the court held a fairness hearing on February 28, 2012. On March 9, 2012, the court entered final judgment approving the settlement, dismissing the action with prejudice, and enjoining other shareholders from commencing or prosecuting any derivative action asserting settled claims. The settlement does not include payment of any monetary damages. The court approved payment of an immaterial amount of legal fees to plaintiffs’ counsel, a portion of which would be shared with the representative plaintiffs as incentive fees.

In November 2010, a Company shareholder filed a derivative lawsuit in state court in New Jersey. This case, captioned Rose v. Hassan, asserts claims that are substantially identical to the claims alleged in Cain v. Hassan. In April 2011, the defendants in Rose v. Hassan moved to stay the case or to dismiss it without prejudice in favor of the federal derivative action. In August 2011, the New Jersey state court dismissed Rose v. Hassan without prejudice. In September 2011, the plaintiff in Rose v. Hassan filed a notice of appeal. On March 19, 2012, the plaintiff withdrew its appeal as moot in light of the federal court’s approval of the Cain v. Hassan settlement. On March 22, 2012, the New Jersey appeals court ordered the appeal dismissed.

Discovery in the federal lawsuits referred to in this section (collectively, the “ENHANCE Litigation”) is substantially complete. The Company believes that it has meritorious defenses to the ENHANCE Litigation and intends to vigorously defend against these lawsuits. The Company is unable to predict the outcome of these matters and at this time cannot reasonably estimate the possible loss or range of loss with respect to the ENHANCE Litigation. Unfavorable outcomes resulting from the ENHANCE Litigation could have a material adverse effect on the Company’s financial position, liquidity and results of operations.

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

Since the start of 2012, the Company has settled certain AWP cases brought by the states of Alabama, Alaska, Kansas, Kentucky, Louisiana, and Mississippi. The Company and/or certain of its subsidiaries continue to be defendants in cases brought by 6 states.

Coupon Litigation

In March 2012, a private health plan filed a putative class action lawsuit against the Company alleging that Merck’s coupon programs defrauded health insurers by reducing beneficiary co-payment amounts, thereby allegedly causing beneficiaries to purchase higher-priced drugs than they otherwise would have purchased and increasing the insurers’ reimbursement costs. The complaint, which was filed in U.S. District Court for the District of New Jersey, seeks damages and injunctive relief barring the Company from issuing coupons that would reduce beneficiary co-pays on behalf of a putative class of all health insurers nationwide. At or about the time this lawsuit was filed, similar actions relating to manufacturer coupon programs were filed against several other pharmaceutical manufacturers in a variety of federal courts.

Patent Litigation

From time to time, generic manufacturers of pharmaceutical products file Abbreviated New Drug Applications (“ANDA”) with the FDA seeking to market generic forms of the Company’s products prior to the

Notes to Consolidated Financial Statements (unaudited) (continued)

expiration of relevant patents owned by the Company. To protect its patent rights, the Company may file patent infringement lawsuits against such generic companies. Certain products of the Company (or marketed via agreements with other companies) currently involved in such patent infringement litigation in the United States include: AzaSite, Cancidas, Nasonex, Nexium, Noxafil, Vytorin and Zetia. Similar lawsuits defending the Company’s patent rights may exist in other countries. The Company intends to vigorously defend its patents, which it believes are valid, against infringement by generic companies attempting to market products prior to the expiration of such patents. As with any litigation, there can be no assurance of the outcomes, which, if adverse, could result in significantly shortened periods of exclusivity for these products and, with respect to legacy Schering-Plough products, potentially significant intangible asset impairment charges.

AzaSite — In May 2011, a patent infringement suit was filed in the United States against Sandoz Inc. (“Sandoz”) in respect of Sandoz’s application to the FDA seeking pre-patent expiry approval to market a generic version of AzaSite. The lawsuit automatically stays FDA approval of Sandoz’s ANDA until October 2013 or until an adverse court decision, if any, whichever may occur earlier.

Cancidas — In November 2009, a patent infringement lawsuit was filed in the United States against Teva Parenteral Medicines, Inc. (“TPM”) in respect of TPM’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Cancidas. That lawsuit has been dismissed with no rights granted to TPM. Also, in March 2010, a patent infringement lawsuit was filed in the United States against Sandoz in respect of Sandoz’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Cancidas. In April 2012, the parties entered into a settlement agreement allowing Sandoz to sell a generic version of Cancidas commencing on August 28, 2017.

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

Nasonex — In December 2009, a patent infringement suit was filed in the United States against Apotex Corp. (“Apotex”) in respect of Apotex’s application to the FDA seeking pre-patent expiry approval to market a generic version of Nasonex. The lawsuit automatically stays FDA approval of Apotex’s ANDA until May 2012 or until an adverse court decision, if any, whichever may occur earlier. A trial in this matter was held in April 2012. A decision is expected in the second quarter of 2012.

Nexium — In November 2005, a patent infringement lawsuit was filed (jointly with AstraZeneca) in the United States against Ranbaxy Laboratories Ltd. (“Ranbaxy”) in respect of Ranbaxy’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Nexium. As previously disclosed, AstraZeneca, Merck and Ranbaxy entered into a settlement agreement which provided that Ranbaxy will be entitled to bring its generic esomeprazole product to market in the United States on May 27, 2014. In March 2006, a patent infringement lawsuit was filed (jointly with AstraZeneca) against IVAX Pharmaceuticals, Inc. (“IVAX”) (later acquired by Teva Pharmaceuticals, Inc. (“Teva”)), in respect of IVAX’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Nexium. In January 2010, AstraZeneca, Merck and Teva/IVAX entered into a settlement agreement which provides that Teva/IVAX will be entitled to bring its generic esomeprazole product to market in the United States on May 27, 2014. Patent infringement lawsuits have also been filed in the United States against Dr. Reddy’s Laboratories (“Dr. Reddy’s”), Sandoz and Lupin Ltd. (“Lupin”) in respect to their respective applications to the FDA seeking pre-patent expiry approval to sell generic versions of Nexium. In January 2011, AstraZeneca, Merck and Dr. Reddy’s entered into a settlement agreement which provides that Dr. Reddy’s will be entitled to bring its generic esomeprazole product to market in the United States on May 27, 2014. In June 2011, AstraZeneca, Merck and Sandoz entered into a settlement agreement which provides that Sandoz will be entitled to bring its generic esomeprazole product to market in the United States on May 27, 2014. In January 2012, AstraZeneca, Merck and Lupin entered into a settlement agreement which provides that Lupin will be entitled to bring its generic esomeprazole product to market in the United States on May 27, 2014. In February 2011, a patent infringement lawsuit was filed (jointly with AstraZeneca) in the United States against Hamni USA, Inc. (“Hamni”) in respect of Hamni’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Nexium. In August 2011, a patent infringement lawsuit was filed (jointly with AstraZeneca) in the United States against Hetero Drugs, Ltd., Unit III (“Hetero”) in respect of Hetero’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Nexium. In April 2012, AstraZeneca, Merck and Hetero entered into a settlement agreement which provides that Hetero will be entitled to bring its generic esomeprazole product to market in the United States commencing on May 27, 2014. In January 2012, a patent infringement lawsuit was filed (jointly with AstraZeneca) in the United States against Torrent Pharmaceuticals Ltd. (“Torrent”) in

Notes to Consolidated Financial Statements (unaudited) (continued)

respect of Torrent’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Nexium. A patent infringement lawsuit was also filed (jointly with AstraZeneca) in February 2010 in the United States against Sun Pharma Global Fze (“Sun Pharma”) in respect of its application to the FDA seeking pre-patent expiry approval to sell a generic version of Nexium IV. In October 2011, AstraZeneca, Merck and Sun Pharma entered into a settlement agreement which provides that Sun Pharma will be entitled to bring its generic esomeprazole IV product to market in the United States on January 1, 2014. In March 2012, a patent infringement lawsuit was filed (jointly with AstraZeneca) in the United States against Mylan Laboratories Limited (“Mylan”) in respect of Mylan’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Nexium.

Noxafil — In May 2011, a patent infringement suit was filed in the United States against Sandoz in respect of Sandoz’s application to the FDA seeking pre-patent expiry approval to market a generic version of Noxafil. The lawsuit automatically stays FDA approval of Sandoz’s ANDA until September 2013 or until an adverse court decision, if any, whichever may occur earlier.

NuvaRing — In February 2011, a patent infringement suit was brought against Merck in the International Trade Commission (the “ITC”) by Femina Pharma Incorporated (“Femina”) in respect of the product NuvaRing. The complaint alleged that NuvaRing infringes a patent owned by Femina. Femina’s ITC complaint sought an exclusion order against the importation of NuvaRing into the United States. A hearing began in the ITC proceeding on January 17, 2012 and on January 18, 2012 Femina withdrew its complaint and terminated the action. In addition, in November 2011, Femina brought a patent infringement lawsuit against Merck in the Eastern District of Virginia asserting that NuvaRing infringes the same patent. That case was stayed pending the outcome of the ITC proceeding. In April 2012, Femina voluntarily withdrew its lawsuit.

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

In September 2010, a patent infringement lawsuit was filed (jointly with CRT) in the United States against Sun Pharmaceutical Industries Inc. (“Sun”) in respect of Sun’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Temodar. The lawsuit automatically stayed FDA approval of Sun’s ANDA until February 2013 or until an adverse court decision, if any, whichever may occur earlier. In November 2010, a patent infringement lawsuit was filed (jointly with CRT) in the United States against Accord HealthCare Inc. (“Accord”) in respect of its application to the FDA seeking pre-patent expiry approval to sell a generic version of Temodar. The lawsuit automatically stayed FDA approval of Accord’s application until April 13, 2013 or until an adverse court decision, if any, whichever may occur earlier. The Company and CRT entered into agreements with Sun and Accord to stay the respective lawsuits pending the outcome of the U.S. Supreme Court appeal process in the Barr lawsuit. In light of the U.S. Supreme Court’s denial of Barr’s petition, Sun and Accord withdrew their challenges to the Temodar patent and the respective lawsuits have been withdrawn.

Vytorin — In December 2009, a patent infringement lawsuit was filed in the United States against Mylan Pharmaceuticals, Inc. (“Mylan”) in respect of Mylan’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Vytorin. A trial against Mylan jointly in respect of Zetia and Vytorin was conducted in December 2011. In April 2012, the court issued a decision finding the patent valid and enforceable. Accordingly, Mylan’s ANDA will not be approvable until April 25, 2017. In February 2010, a patent infringement lawsuit was filed in the United States against Teva in respect of Teva’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Vytorin. In July 2011, the patent infringement lawsuit was dismissed and Teva agreed not to sell generic versions of Zetia or Vytorin until the Company’s exclusivity rights expire on April 25, 2017, except in certain circumstances. In August 2010, a patent infringement lawsuit was filed in the United States against Impax Laboratories Inc. (“Impax”) in respect of Impax’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Vytorin. An agreement was reached with Impax to stay the

Notes to Consolidated Financial Statements (unaudited) (continued)

lawsuit pending the outcome of the lawsuit with Mylan. In October 2011, a patent infringement lawsuit was filed in the United States against Actavis Inc. (“Actavis”) in respect to Actavis’ application to the FDA seeking pre-patent expiry approval to sell a generic version of Vytorin. An agreement was reached with Actavis to stay the lawsuit pending the outcome of the lawsuit with Mylan.

Zetia — In March 2007, a patent infringement lawsuit was filed in the United States against Glenmark Pharmaceuticals Inc., USA and its parent corporation (collectively, “Glenmark”) in respect of Glenmark’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Zetia. In May 2010, Glenmark agreed to a settlement by virtue of which Glenmark will be permitted to launch its generic product in the United States on December 12, 2016, subject to receiving final FDA approval. In June 2010, a patent infringement lawsuit was filed in the United States against Mylan in respect of Mylan’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Zetia. A trial against Mylan jointly in respect of Zetia and Vytorin was conducted in December 2011. In April 2012, the court issued a decision finding the patent valid and enforceable. Accordingly, Mylan’s ANDA will not be approvable until April 25, 2017. In September 2010, a patent infringement lawsuit was filed in the United States against Teva in respect of Teva’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Zetia. In July 2011, the patent infringement lawsuit was dismissed without any rights granted to Teva.

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

Legal Defense Reserves

Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. Some of the significant factors considered in the review of these legal defense reserves are as follows: the actual costs incurred by the Company; the development of the Company’s legal defense strategy and structure in light of the scope of its litigation; the number of cases being brought against the Company; the costs and outcomes of completed trials and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the associated litigation. The amount of legal defense reserves as of March 31, 2012 and December 31, 2011 of approximately $220 million and $240 million, respectively, represents the Company’s best estimate of the minimum amount of defense costs to be incurred in connection with its outstanding litigation; however, events such as additional trials and other events that could arise in the course of its litigation could affect the ultimate amount of legal defense costs to be incurred by the Company. The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase the reserves at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.

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

As previously disclosed, approximately 2,200 plaintiffs have filed an amended complaint against Merck and 12 other defendants in U.S. District Court, Eastern District of California asserting claims under the Clean Water Act, the Resource Conservation and Recovery Act, as well as negligence and nuisance. The suit seeks damages for

Notes to Consolidated Financial Statements (unaudited) (continued)

personal injury, diminution of property value, medical monitoring and other alleged real and personal property damage associated with groundwater, surface water and soil contamination found at the site of a former Merck subsidiary in Merced, California. Certain of the other defendants in this suit have settled with plaintiffs regarding some or all aspects of plaintiffs’ claims. This lawsuit is proceeding in a phased manner. A jury trial commenced in February 2011 during which a jury was asked to make certain factual findings regarding whether contamination moved off-site to any areas where plaintiffs could have been exposed to such contamination and, if so, when, where and in what amounts. Defendants in this “Phase 1” trial included Merck and three of the other original 12 defendants. In March 2011, the Phase 1 jury returned a mixed verdict, finding in favor of Merck and the other defendants as to some, but not all, of plaintiffs’ claims. Specifically, the jury found that contamination from the site did not enter or affect plaintiffs’ municipal water supply wells or any private domestic wells. The jury found, however, that plaintiffs could have been exposed to contamination via air emissions prior to 1994, as well as via surface water in the form of storm drainage channeled into an adjacent irrigation canal, including during a flood in April 2006. In response to post-trial motions by Merck and other defendants, on September 7, 2011, the court entered an order setting aside a part of the Phase 1 jury’s findings that had been in favor of plaintiffs. Specifically, the court held that plaintiffs could not have been exposed to any contamination in surface or flood water during the April 2006 flood or, in fact, at any time later than 1991. Merck’s motion for reconsideration of the remainder of the jury’s Phase I verdict that was adverse to Merck was denied. Following the retirement of the judge handling this case, on September 21, 2011, the case was assigned to Judge David O. Carter of the U.S. District Court for the Central District of California. Judge Carter has selected 10 plaintiffs whose claims would be reviewed and, depending on the outcome of Merck’s anticipated summary judgment motions, possibly tried in early 2013. The court has dismissed the claims of 1,083 of the plaintiffs in this action whose claims were precluded by aspects of the Phase I jury findings and the court’s subsequent orders.

10. Equity

	$xxx,xxx	$xxx,xxx	$xxx,xxx	$xxx,xxx	$xxx,xxx	$xxx,xxx	$xxx,xxx	$xxx,xxx	$xxx,xxx
					Accumulated
			Other		Other			Non-
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Controlling
($ and shares in millions)	Shares	Par Value	Capital	Earnings	Loss	Shares	Cost	Interests	Total
Balance January 1, 2011	3,577	$1,788	$40,701	$37,536	$(3,216)	495	$(22,433)	$2,429	$56,805
Net income attributable to Merck & Co., Inc.	—	—	—	1,043	—	—	—	—	1,043
Cash dividends declared on common stock	—	—	—	(1,179)	—	—	—	—	(1,179)
Share-based compensation plans and other	—	—	(11)	—	—	(3)	109	—	98
Other comprehensive income	—	—	—	—	46	—	—	—	46
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	28	28
Distributions attributable to noncontrolling interests	—	—	—	—	—	—	—	(2)	(2)

Balance March 31, 2011	3,577	$1,788	$40,690	$37,400	$(3,170)	492	$(22,324)	$2,455	$56,839

Balance January 1, 2012	3,577	$1,788	$40,663	$38,990	$(3,132)	536	$(23,792)	$2,426	$56,943
Net income attributable to Merck & Co., Inc.	—	—	—	1,738	—	—	—	—	1,738
Cash dividends declared on common stock	—	—	—	(1,287)	—	—	—	—	(1,287)
Treasury stock shares purchased	—	—	—	—	—	12	(456)	—	(456)
Share-based compensation plans and other	—	—	(11)	—	—	(13)	444	—	433
Other comprehensive income	—	—	—	—	(85)	—	—	—	(85)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	29	29
Distributions attributable to noncontrolling interests	—	—	—	—	—	—	—	(1)	(1)

Balance March 31, 2012	3,577	$1,788	$40,652	$39,441	$(3,217)	535	$(23,804)	$2,454	$57,314

In connection with the 1998 restructuring of Astra Merck Inc., the Company assumed $2.4 billion par value preferred stock with a dividend rate of 5% per annum, which is carried by KBI and included in Noncontrolling interests on the Consolidated Balance Sheet. If AstraZeneca exercises the Shares Option (see Note 8), this preferred stock obligation will be retired.

Notes to Consolidated Financial Statements (unaudited) (continued)

The accumulated balances related to each component of other comprehensive income (loss), net of taxes, were as follows:

($ in millions)	Derivatives	Investments	Employee Benefit Plans	Cumulative Translation Adjustment	Accumulated Other Comprehensive Loss

Balance January 1, 2011	$41	$31	$(2,043)	$(1,245)	$(3,216)
Other comprehensive (loss) income	(107)	(1)	18	136	46

Balance at March 31, 2011	$(66)	$30	$(2,025)	$(1,109)	$(3,170)

Balance January 1, 2012	$4	$21	$(2,346)	$(811)	$(3,132)
Other comprehensive (loss) income	(58)	29	-	(56)	(85)

Balance at March 31, 2012	$(54)	$50	$(2,346)	$(867)	$(3,217)

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

The following table provides amounts of share-based compensation cost recorded in the Consolidated Statement of Income:

	Three Months Ended March 31,
($ in millions)	2012	2011

Pretax share-based compensation expense	$76	$93
Income tax benefit	(24)	(32)

Total share-based compensation expense, net of taxes	$52	$61

During the first three months of 2012 and 2011, the Company granted 33 thousand RSUs with a weighted-average grant date fair value of $38.63 per RSU and 221 thousand RSUs with a weighted-average grant date fair value of $33.27 per RSU, respectively.

Notes to Consolidated Financial Statements (unaudited) (continued)

During the first three months of 2012 and 2011, the Company granted 19 thousand options with a weighted-average exercise price of $38.63 per option and 25 thousand options with a weighted-average exercise price of $33.27 per option, respectively. The weighted-average fair value of options granted for the first three months of 2012 and 2011 was $5.17 and $5.96 per option, respectively, and was determined using the following assumptions:

	Three Months Ended March 31,
	2012	2011

Expected dividend yield	4.4%	4.2%
Risk-free interest rate	1.4%	3.1%
Expected volatility	24.6%	26.0%
Expected life (years)	7.0	7.0

At March 31, 2012, there was $607 million of total pretax unrecognized compensation expense related to nonvested stock options, RSU and PSU awards which will be recognized over a weighted-average period of 2.3 years. For segment reporting, share-based compensation costs are unallocated expenses.

12. Pension and Other Postretirement Benefit Plans

The Company has defined benefit pension plans covering eligible employees in the United States and in certain of its international subsidiaries. The net cost of such plans consisted of the following components:

	Three Months Ended March 31,
($ in millions)	2012	2011

Service cost	$142	$152
Interest cost	166	179
Expected return on plan assets	(244)	(243)
Net amortization	48	45
Termination benefits	5	10
Curtailments	—	(4)
Settlements	—	(1)

	$117	$138

The Company provides medical, dental and life insurance benefits, principally to its eligible U.S. retirees and similar benefits to their dependents, through its other postretirement benefit plans. The net cost of such plans consisted of the following components:

	Three Months Ended March 31,
($ in millions)	2012	2011

Service cost	$21	$28
Interest cost	31	36
Expected return on plan assets	(34)	(35)
Net amortization	(8)	(3)
Termination benefits	2	2
Curtailments	(2)	1

	$10	$29

In connection with restructuring actions (see Note 2), termination charges for the three months ended March 31, 2012 and 2011 were recorded on pension and other postretirement benefit plans related to expanded eligibility for certain employees exiting Merck. Also, in connection with these restructuring actions, curtailments were recorded on pension and other postretirement benefit plans and settlements were recorded on pension plans as reflected in the tables above.

Notes to Consolidated Financial Statements (unaudited) (continued)

13. Other (Income) Expense, Net

Other (income) expense, net, consisted of:

	Three Months Ended March 31,
($ in millions)	2012	2011

Interest income	$(75)	$(41)
Interest expense	195	186
Exchange losses	67	42
Other, net	(45)	435

	$142	$622

Interest income in the first quarter of 2012 increased primarily due to higher average investment balances. Other, net (as presented in the table above) for the first quarter of 2011 reflects a $500 million charge related to the resolution of the arbitration proceeding involving the Company’s rights to market Remicade and Simponi (see Note 4), as well as a $134 million gain on the sale of certain manufacturing facilities and related assets. Interest paid for the three months ended March 31, 2012 and 2011 was $187 million and $144 million, respectively, which excludes commitment fees.

14. Taxes on Income

The effective tax rates of 29.5% for the first quarter of 2012 and 38.1% for the first quarter of 2011 reflect the impacts of purchase accounting adjustments and restructuring costs, partially offset by the beneficial impact of foreign earnings. In addition, the effective tax rate for the first quarter of 2011 also reflects the impact of the $500 million charge related to the resolution of the arbitration proceeding with J&J.

In April 2011, the Internal Revenue Service (the “IRS”) concluded its examination of Merck’s 2002-2005 federal income tax returns and as a result the Company was required to make net payments of approximately $465 million. The Company’s unrecognized tax benefits for the years under examination exceeded the adjustments related to this examination period and therefore the Company recorded a net $700 million tax provision benefit in the second quarter of 2011. This net benefit reflects the decrease of unrecognized tax benefits for the years under examination partially offset by increases to the unrecognized tax benefits for years subsequent to the examination period as a result of this settlement. The Company disagrees with the IRS treatment of one issue raised during this examination and is appealing the matter through the IRS administrative process.

As previously disclosed, the Canada Revenue Agency (the “CRA”) has proposed adjustments for 1999 and 2000 relating to intercompany pricing matters and, in July 2011, the CRA issued assessments for other miscellaneous audit issues for tax years 2001-2004. These adjustments would increase Canadian tax due by approximately $340 million plus approximately $400 million of interest through March 31, 2012. The Company disagrees with the positions taken by the CRA and believes they are without merit. The Company continues to contest the assessments through the CRA appeals process. The CRA is expected to prepare similar adjustments for later years. Management believes that resolution of these matters will not have a material effect on the Company’s financial position or liquidity.

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

The calculations of earnings per share under the two-class method are as follows:

	00000000	00000000
	Three Months Ended March 31,
($ and shares in millions except per share amounts)	2012	2011
Basic Earnings per Common Share
Net income attributable to Merck & Co., Inc.	$1,738	$1,043
Less: Income allocated to participating securities	2	3
Net income allocated to common shareholders	$1,736	$1,040
Average common shares outstanding	3,043	3,084
	$0.57	$0.34
Earnings per Common Share Assuming Dilution
Net income attributable to Merck & Co., Inc.	$1,738	$1,043
Less: Income allocated to participating securities	2	3
Net income allocated to common shareholders	$1,736	$1,040
Average common shares outstanding	3,043	3,084
Common shares issuable(1)	31	20
Average common shares outstanding assuming dilution	3,074	3,104
	$0.56	$0.34

(1)	Issuable primarily under share-based compensation plans.

For the three months ended March 31, 2012 and 2011, 117 million and 185 million, respectively, of common shares issuable under share-based compensation plans were excluded from the computation of earnings per common share assuming dilution because the effect would have been antidilutive.

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

Sales and profits for these segments are as follows:

	00000000	00000000
	Three Months Ended March 31,
($ in millions)	2012	2011
Segment sales:
Pharmaceutical segment	$10,082	$9,820
All other segment sales	1,593	1,633
	$11,675	$11,453
Segment profits:
Pharmaceutical segment	$6,596	$6,216
All other segment profits	804	791
	$7,400	$7,007

Segment profits are comprised of segment sales less certain elements of materials and production costs and operating expenses, including components of equity income or loss from affiliates and depreciation and amortization expenses. For internal management reporting presented to the chief operating decision maker, Merck does not allocate production costs, other than standard costs, certain research and development expenses or general and administrative expenses, nor the cost of financing these activities. Separate divisions maintain responsibility for monitoring and managing these costs, including depreciation related to fixed assets utilized by these divisions and, therefore, they are not included in segment profits.

Notes to Consolidated Financial Statements (unaudited) (continued)

Sales of the Company’s products were as follows:

	0000000000000	0000000000000
	Three Months Ended March 31,
($ in millions)	2012	2011
Primary Care and Women’s Health
Cardiovascular
Zetia	$614	$582
Vytorin	444	480
Diabetes and Obesity
Januvia	919	739
Janumet	392	305
Respiratory
Singulair	1,340	1,328
Nasonex	375	373
Clarinex	134	155
Asmanex	48	60
Dulera	39	13
Women’s Health and Endocrine
Fosamax	184	208
NuvaRing	146	142
Follistim AQ	116	133
Implanon	76	60
Cerazette	67	59
Other
Maxalt	156	173
Arcoxia	112	114
Avelox	73	106
Hospital and Specialty
Immunology
Remicade	519	753
Simponi	74	54
Infectious Disease
Isentress	337	292
PegIntron	162	166
Cancidas	145	158
Victrelis	111	1
Invanz	101	87
Primaxin	88	136
Noxafil	59	55
Oncology
Temodar	237	248
Emend	102	87
Other
Cosopt/Trusopt	124	114
Bridion	58	41
Integrilin	53	64
Diversified Brands
Cozaar/Hyzaar	336	426
Propecia	108	106
Zocor	103	127
Claritin Rx	87	120
Remeron	57	60
Vasotec/Vaseretic	53	57
Proscar	51	60
Vaccines (1)
Gardasil	284	214
ProQuad/M-M-R II/Varivax	255	244
RotaTeq	142	125
Pneumovax	112	79
Zostavax	76	24
Other pharmaceutical (2)	1,013	892
Total Pharmaceutical segment sales	10,082	9,820
Other segment sales (3)	1,593	1,633
Total segment sales	11,675	11,453
Other (4)	56	127
	$11,731	$11,580

(1)

These amounts do not reflect sales of vaccines sold in most major European markets through the Company’s joint venture, Sanofi Pasteur MSD, the results of which are reflected in Equity income from affiliates. These amounts do, however, reflect supply sales to Sanofi Pasteur MSD.

(2)	Other pharmaceutical primarily includes sales of other human health pharmaceutical products not listed separately.
(3)

Reflects other non-reportable segments, including Animal Health and Consumer Care, and revenue from the Company’s relationship with AZLP primarily relating to sales of Nexium. Revenue from AZLP was $186 million and $322 million for the first quarter of 2012 and 2011, respectively.

(4)

Other revenues are primarily comprised of miscellaneous corporate revenues, third-party manufacturing sales, sales related to divested products or businesses and supply sales not included in segment results. The decline in other revenues in the first quarter of 2012 as compared with the first quarter of 2011 reflects lower third-party manufacturing sales attributable in part to the divestiture of certain manufacturing facilities in 2011.

Notes to Consolidated Financial Statements (unaudited) (continued)

A reconciliation of segment profits to Income before taxes is as follows:

	0000000000	0000000000
	Three Months Ended March 31,
($ in millions)	2012	2011
Segment profits	$7,400	$7,007
Other profits (losses)	(73)	(49)
Unallocated:
Interest income	75	41
Interest expense	(195)	(186)
Equity income from affiliates	(20)	6
Depreciation and amortization	(562)	(572)
Research and development	(1,643)	(1,939)
Amortization of purchase accounting adjustments	(1,229)	(1,278)
Restructuring costs	(219)	14
Arbitration settlement charge	—	(500)
Other expenses, net	(1,027)	(815)
	$2,507	$1,729

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

U.S. Health Care Reform Legislation

In 2010, the United States enacted major health care reform legislation. Various market reforms advanced in 2011 and will continue through full implementation in 2014.

Effective in 2011, the law requires pharmaceutical manufacturers to pay a 50% discount to Medicare Part D beneficiaries when they are in the Medicare Part D coverage gap (i.e., the so-called “donut hole”). Approximately $38 million and $34 million was recorded as a reduction to revenue in the first quarter of 2012 and 2011, respectively, related to the estimated impact of this provision of health care reform.

Also, beginning in 2011, pharmaceutical manufacturers are required to pay an annual health care reform fee. The total annual industry fee, which was $2.5 billion in 2011 and will be $2.8 billion in 2012, is assessed on each company in proportion to its share of sales to certain government programs, such as Medicare and Medicaid. The Company’s portion of the annual fee is payable no later than September 30 of the applicable calendar year and is not tax deductible. Each year, the liability related to the annual fee is estimated by the Company and recorded in full during the first quarter with a corresponding offset to a deferred asset. The deferred asset is amortized to Marketing and administrative expenses on a straight-line basis (net of any revisions) during the year. The liability related to the annual fee recognized in 2012 was $190 million and for 2011 was $162 million. The Company recognized expenses of $47 million and $42 million for the first quarter of 2012 and 2011, respectively, related to this fee.

Arbitration Settlement

In April 2011, Merck and Johnson & Johnson (“J&J”) reached an agreement to amend the agreement governing the distribution rights to Remicade (infliximab) and Simponi (golimumab). This agreement concluded the arbitration proceeding J&J initiated in May 2009. Under the terms of the amended distribution agreement, Merck relinquished marketing rights for Remicade and Simponi to J&J in territories including Canada, Central and South America, the Middle East, Africa and Asia Pacific effective July 1, 2011. Merck retained exclusive marketing rights throughout Europe, Russia and Turkey (the “Retained Territories”). In addition, beginning July 1, 2011, all profits derived from Merck’s exclusive distribution of the two products in the Retained Territories are being equally divided between Merck and J&J. J&J also received a one-time payment from Merck of $500 million in April 2011.

Operating Results

Sales

Worldwide sales were $11.7 billion for the first quarter of 2012, an increase of 1% compared with the first quarter of 2011. Foreign exchange unfavorably affected global sales performance by 1% for the first quarter of 2012. The revenue increase largely reflects higher sales of Januvia (sitagliptin), Victrelis (boceprevir), Janumet (sitagliptin/metformin hydrochloride HCI), Gardasil [human papillomavirus quadrivalent (types 6, 11, 16 and 18) vaccine, recombinant], Zostavax [Zoster Vaccine Live], and Isentress (raltegravir). Also contributing to revenue growth in the quarter were higher sales of the Company’s animal health products. These increases were partially offset by lower sales of Remicade due to the relinquishment of marketing rights in certain territories as a result of the arbitration settlement discussed above. Sales growth was also negatively affected by lower revenue from the Company’s relationship with AstraZeneca LP (“AZLP”) and lower sales of Cozaar (losartan potassium) and Hyzaar (losartan potassium hydrochlorothiazide).

While several of the Company’s brands experienced positive growth trends in the European Union (the “EU”) in the first quarter of 2012, the environment in the EU continues to be challenging. Many countries have announced austerity measures, which include the implementation of pricing actions to reduce prices of generic and patented drugs. While the Company is taking steps to mitigate the impact in the EU, the austerity measures negatively affected the Company’s revenue performance in the first quarter of 2012 and the Company anticipates mid-single digit pricing pressures for the full year of 2012 across Europe as well as from the biennial price reductions in Japan.

Sales of the Company’s products were as follows:

	0000000000000	0000000000000
	Three Months Ended March 31,
($ in millions)	2012	2011
Primary Care and Women’s Health
Cardiovascular
Zetia	$614	$582
Vytorin	444	480
Diabetes and Obesity
Januvia	919	739
Janumet	392	305
Respiratory
Singulair	1,340	1,328
Nasonex	375	373
Clarinex	134	155
Asmanex	48	60
Dulera	39	13
Women’s Health and Endocrine
Fosamax	184	208
NuvaRing	146	142
Follistim AQ	116	133
Implanon	76	60
Cerazette	67	59
Other
Maxalt	156	173
Arcoxia	112	114
Avelox	73	106
Hospital and Specialty
Immunology
Remicade	519	753
Simponi	74	54
Infectious Disease
Isentress	337	292
PegIntron	162	166
Cancidas	145	158
Victrelis	111	1
Invanz	101	87
Primaxin	88	136
Noxafil	59	55
Oncology
Temodar	237	248
Emend	102	87
Other
Cosopt/Trusopt	124	114
Bridion	58	41
Integrilin	53	64
Diversified Brands
Cozaar/Hyzaar	336	426
Propecia	108	106
Zocor	103	127
Claritin Rx	87	120
Remeron	57	60
Vasotec/Vaseretic	53	57
Proscar	51	60
Vaccines (1)
Gardasil	284	214
ProQuad/M-M-R II/Varivax	255	244
RotaTeq	142	125
Pneumovax	112	79
Zostavax	76	24
Other pharmaceutical (2)	1,013	892
Total Pharmaceutical segment sales	10,082	9,820
Other segment sales (3)	1,593	1,633
Total segment sales	11,675	11,453
Other (4)	56	127
	$11,731	$11,580

(1)

These amounts do not reflect sales of vaccines sold in most major European markets through the Company’s joint venture, Sanofi Pasteur MSD, the results of which are reflected in Equity income from affiliates. These amounts do, however, reflect supply sales to Sanofi Pasteur MSD.

(2)	Other pharmaceutical primarily includes sales of other human health pharmaceutical products not listed separately.
(3)

Reflects other non-reportable segments, including Animal Health and Consumer Care, and revenue from the Company’s relationship with AZLP primarily relating to sales of Nexium. Revenue from AZLP was $186 million and $322 million for the first quarter of 2012 and 2011, respectively.

(4)

Other revenues are primarily comprised of miscellaneous corporate revenues, third-party manufacturing sales, sales related to divested products or businesses and supply sales not included in segment results. The decline in other revenues in the first quarter of 2012 as compared with the first quarter of 2011 reflects lower third-party manufacturing sales attributable in part to the divestiture of certain manufacturing facilities in 2011.

The provision for discounts includes indirect customer discounts that occur when a contracted customer purchases directly through an intermediary wholesale purchaser, known as chargebacks, as well as indirectly in the form of rebates owed based upon definitive contractual agreements or legal requirements with private sector and public sector (Medicaid and Medicare Part D) benefit providers, after the final dispensing of the product by a pharmacy to a benefit plan participant. These discounts, in the aggregate, reduced revenues by $1.5 billion and $1.2 billion for the three months ended March 31, 2012 and 2011, respectively. Inventory levels at key U.S. wholesalers for each of the Company’s major pharmaceutical products are generally less than one month.

Pharmaceutical Segment

Primary Care and Women’s Health

Cardiovascular

Sales of Zetia (ezetimibe) (also marketed as Ezetrol outside the United States), a cholesterol-absorption inhibitor, were $614 million in the first quarter of 2012, an increase of 6% compared with the first quarter of 2011, reflecting volume growth in Japan and the emerging markets, as well as favorable pricing in the United States. Sales of Vytorin (ezetimibe/simvastatin) (marketed outside the United States as Inegy), a combination product containing the active ingredients of both Zetia and Zocor (simvastatin), were $444 million in the first quarter of 2012, representing a decline of 8% compared with the same period in 2011, reflecting volume declines in the United States, partially offset by volume growth in international markets.

In March 2012, the Data Safety Monitoring Board (the “DSMB”) of the IMPROVE-IT trial, a large cardiovascular outcomes study evaluating ezetimibe/simvastatin against simvastatin alone in patients presenting with acute coronary syndrome, completed the second pre-specified interim efficacy analysis of the study. The DSMB also recommended that the study continue without change in design and stated it plans to review the data again in approximately nine months. The DSMB conducted the planned interim efficacy analysis after the trial had reached approximately 75% of the 5,250 clinical endpoints called for in the study design. Merck remains blinded to the actual results of the interim analysis and to other IMPROVE-IT safety and efficacy data. IMPROVE-IT is an 18,000 patient event-driven trial, and based on the targeted number of clinical endpoints and the current rate at which events are being reported, the projected 2013 study completion date may change.

Diabetes and Obesity

Global sales of Januvia, Merck’s dipeptidyl peptidase-4 (“DPP-4”) inhibitor for the treatment of type 2 diabetes, were $919 million in the first quarter of 2012, representing an increase of 24% compared with the same period of 2011, reflecting volume growth in international markets, particularly in Japan, as well as positive performance in the United States resulting from volume growth and favorable pricing. DPP-4 inhibitors represent a class of prescription medications that improve blood sugar control in patients with type 2 diabetes by enhancing a natural body system called the incretin system, which helps to regulate glucose by affecting the beta cells and alpha cells in the pancreas.

Worldwide sales of Janumet, Merck’s oral antihyperglycemic agent that combines sitagliptin (Januvia) with metformin in a single tablet to target all three key defects of type 2 diabetes, were $392 million for the first quarter of 2012, an increase of 29% compared with the first quarter of 2011, reflecting growth in the United States, Europe and the emerging markets.

In February 2012, the U.S. Food and Drug Administration (the “FDA”) approved Janumet XR, a new treatment for type 2 diabetes that combines sitagliptin with extended-release metformin. Janumet XR provides a convenient once-daily treatment option for health care providers and patients who need help to control their blood sugar.

As previously disclosed, on February 17, 2012, the FDA sent a Warning Letter to the Company relating to Januvia and Janumet stating that the Company did not fulfill a post-marketing requirement for a 3-month pancreatic safety study in a diabetic rodent model treated with sitagliptin. Merck has been in communication with the FDA regarding this study and Merck’s efforts to complete it in a timely and satisfactory manner. Under the terms of the Warning Letter, within 30 days from the date of the letter, the Company must submit to the FDA a final study protocol for a new 3-month rodent study that will satisfy the FDA’s requirements and a proposed revised timetable for completion of the study. Within 6 months from the date of the letter, the FDA expects that the Company will have obtained agreement with the FDA on an adequate study protocol and will have initiated the study. The letter states that failure to correct the violation may result in regulatory actions by the FDA, including, but not limited to, civil money penalties. The Company has reached an agreement with the FDA on a study protocol and expects to initiate the study in the near future. Merck remains fully committed to fulfilling the FDA’s requirements.

Respiratory

Worldwide sales for Singulair (montelukast sodium), a once-a-day oral medicine for the chronic treatment of asthma and for the relief of symptoms of allergic rhinitis, were $1.3 billion for the first quarter of 2012, an increase of 1% compared with the first quarter of 2011, reflecting favorable pricing in the United States largely offset by volume declines. The patent that provides U.S. market exclusivity for Singulair expires in August 2012. The Company expects that within one year following patent expiration, it will lose substantially all U.S. sales of Singulair, negatively impacting sales of Singulair in the third and fourth quarters of 2012 and thereafter. In addition, the patent that provides market exclusivity for Singulair will expire in a number of major European markets in February 2013 and the Company expects sales of Singulair in those markets will decline significantly thereafter. The patent that provides market exclusivity for Singulair in Japan will expire in 2016. For the full year of 2011, sales of Singulair were $3.5 billion in the United States, $724 million in Europe and $641 million in Japan.

Global sales of Nasonex (mometasone furoate monohydrate), an inhaled nasal corticosteroid for the treatment of nasal allergy symptoms, were $375 million for the first quarter of 2012, an increase of 1% compared with the first quarter of 2011, driven by volume growth largely offset by pricing pressures. U.S. sales of Nasonex were $161 million in the first quarter of 2012. In April 2012, a trial was held in respect of Apotex Corp.’s application to the FDA seeking pre-patent expiry approval to market a generic version of Nasonex (see Note 9 to the interim consolidated financial statements). A decision is expected in the second quarter of 2012. An unfavorable decision would result in significant loss of sales in the U.S. market if generic versions become available. In addition, an unfavorable decision could result in a non-cash intangible asset impairment charge, and such charge could be material.

Global sales of Clarinex (desloratadine) (marketed as Aerius in many countries outside the United States), a non-sedating antihistamine, were $134 million for the first quarter of 2012, a decrease of 14% compared with the first quarter of 2011, reflecting volume declines in Europe.

Women’s Health and Endocrine

Worldwide sales for Fosamax (alendronate sodium) and Fosamax Plus D (alendronate sodium/cholecalciferol) (marketed as Fosavance throughout the EU and as Fosamac in Japan) for the treatment and, in the case of Fosamax, prevention of osteoporosis were $184 million for the first quarter of 2012, representing a decline of 12% over the comparable period of 2011. These medicines have lost market exclusivity in the United States and have also lost market exclusivity in most major European markets. Accordingly, the Company is experiencing sales declines within the Fosamax product franchise and the Company expects the declines to continue.

Worldwide sales of NuvaRing (etonogestrel/ethinyl estradiol vaginal ring), a vaginal contraceptive product, were $146 million for the first quarter of 2012, an increase of 2% compared with the first quarter of 2011.

Global sales of Follistim AQ (follitropin beta injection) (marketed in most countries outside the United States as Puregon), a biological fertility treatment, were $116 million for the first quarter of 2012, a decline of 13% compared with the first quarter of 2011, largely driven by volume declines in Europe. Puregon lost market exclusivity in the EU in August 2009.

The Company is currently experiencing difficulty manufacturing certain women’s health products. The Company is working to resolve these issues.

In August 2011, Zoely (nomegestrol acetate 2.5 mg/17ß-estradiol 1.5 mg), an oral contraceptive, was granted marketing authorization by the European Commission (the “EC”) for use by women to prevent pregnancy. Zoely is a combined oral contraceptive tablet containing a unique monophasic combination of two hormones: nomegestrol acetate, a highly selective progesterone-derived progestin, and 17-beta estradiol, an estrogen that is similar to the one naturally present in a woman’s body. In November 2011, Merck received a Complete Response Letter from the FDA for NOMAC/E2 (MK-8175A), which is being marketed as Zoely in the EU. The Company is planning to conduct an additional clinical study requested by the FDA and update the application in the future.

Other

Global sales of Maxalt (rizatriptan benzoate), a product for the acute treatment of migraine, were $156 million for the first quarter of 2012, a decline of 10% compared with the first quarter of 2011, reflecting volume declines in the United States, partially offset by favorable pricing. The patent that provides U.S. market exclusivity for Maxalt will expire in December 2012. U.S. sales of Maxalt were $451 million for the full year of 2011. In addition, the patent that provides market exclusivity for Maxalt is scheduled to expire in a number of major European markets in February 2013. However, the Company has applied for a six-month extension in the EU, which has been granted by five countries to date. The Company anticipates that sales in the United States and in these European markets will decline significantly after these patent expiries.

Other products included in the Primary Care and Women’s Health customer business line include among others, Asmanex (mometasone furoate inhalation powder), an inhaled corticosteroid for asthma; Dulera

(mometasone furoate/formoterol fumarate dihydrate) Inhalation Aerosol, a fixed-dose combination asthma treatment; Implanon (etonogestrel implant), a single-rod subdermal contraceptive implant; Cerazette (desogestrol), a progestin only oral contraceptive; Arcoxia (etoricoxib) for the treatment of arthritis and pain; and Avelox (moxifloxacin hydrochloride), which the Company only markets in the United States, a broad-spectrum fluoroquinolone antibiotic for the treatment of certain respiratory and skin infections. In January 2012, Merck received a Complete Response Letter from the FDA on the Company’s supplemental New Drug Application for Dulera, for the treatment of chronic obstructive pulmonary disease. The Company is evaluating next steps.

Hospital and Specialty

Immunology

Sales of Remicade, a treatment for inflammatory diseases, were $519 million for the first quarter of 2012, a decrease of 31% compared with the first quarter of 2011. Prior to July 1, 2011, Remicade was marketed by the Company outside of the United States (except in Japan and certain other Asian markets). As a result of the agreement reached in April 2011 to amend the agreement governing the distribution rights to Remicade and Simponi (as discussed above), effective July 1, 2011, Merck relinquished marketing rights for these products in certain territories including Canada, Central and South America, the Middle East, Africa and Asia Pacific. Sales performance in the first quarter of 2012 as compared with the first quarter of 2011 reflects these changes. In the Retained Territories, Remicade sales grew 5% in the first quarter of 2012, which reflects a 3% unfavorable impact from foreign exchange. Sales of Simponi, a once-monthly subcutaneous treatment for certain inflammatory diseases, were $74 million in the first quarter of 2012 compared with $54 million in the first quarter of 2011. The revenue increase was driven by sales growth in the Retained Territories due in part to ongoing launches.

Infectious Disease

Global sales of Isentress, an HIV integrase inhibitor for use in combination with other antiretroviral agents for the treatment of HIV-1 infection, were $337 million in the first quarter of 2012, an increase of 15% compared with the first quarter of 2011, primarily reflecting volume growth in the United States. Isentress works by inhibiting the insertion of HIV DNA into human DNA by the integrase enzyme. Inhibiting integrase from performing this essential function helps to limit the ability of the virus to replicate and infect new cells.

Worldwide sales of PegIntron (peginterferon alpha-2b) for treating chronic hepatitis C were $162 million for the first quarter of 2012, a decline of 2% compared with the first quarter of 2011, reflecting competitive pressures in Japan, largely offset by volume growth in the United States and the Eastern Europe, Middle East and Africa region.

In May 2011, the FDA approved Victrelis, the Company’s innovative oral medicine for the treatment of chronic hepatitis C. Victrelis is approved for the treatment of chronic hepatitis C genotype 1 infection, in combination with peginterferon alfa and ribavirin, in adult patients (18 years of age and older) with compensated liver disease, including cirrhosis, who are previously untreated or who have failed previous interferon and ribavirin therapy. Victrelis is an antiviral agent designed to interfere with the ability of the hepatitis C virus to replicate by inhibiting a key viral enzyme. In July 2011, the EC approved Victrelis. The EC’s decision grants a single marketing authorization that is valid in the 27 countries that are members of the EU, as well as unified labeling applicable to Iceland, Liechtenstein and Norway. Victrelis has been launched in the United States and in 19 international markets. Sales of Victrelis were $111 million for the first quarter of 2012.

Sales of Primaxin (imipenem and cilastatin sodium), an anti-bacterial product, were $88 million in the first quarter of 2012, representing a decline of 35% compared with the same period of 2011, primarily reflecting volume declines in the United States and Europe, partially offset by volume growth in China. Patents on Primaxin have expired worldwide and multiple generics have been launched. Accordingly, the Company is experiencing a decline in sales of Primaxin and the Company expects the decline to continue.

Oncology

Sales of Temodar (temozolomide) (marketed as Temodal outside the United States), a treatment for certain types of brain tumors, were $237 million for the first quarter of 2012, a decline of 4% compared with the first quarter of 2011, primarily reflecting generic competition in Europe, mitigated in part by volume growth in Latin America. Temodar lost patent exclusivity in the EU in 2009. As previously disclosed, by agreement, one generic manufacturer has been given the right to enter the U.S. market in August 2013. The U.S. patent and exclusivity periods otherwise will expire in February 2014.

Global sales of Emend (aprepitant), for the prevention of chemotherapy-induced and post-operative nausea and vomiting, were $102 million in the first quarter of 2012, an increase of 17% compared with the first quarter of 2011, primarily reflecting volume growth in the United States and Europe.

Other

Worldwide sales of ophthalmic products Cosopt (dorzolamide hydrochloride-timolol maleate ophthalmic solution) and Trusopt (dorzolamide hydrochloride ophthalmic solution) were $124 million in the first quarter of 2012, an increase of 9% compared with the first quarter of 2011, reflecting higher Cosopt sales in Japan, partially offset by lower sales in Europe. The patent that provided U.S. market exclusivity for Cosopt and Trusopt has expired. Trusopt has also lost market exclusivity in a number of major European markets. The patent for Cosopt will expire in a number of major European markets in March 2013 and the Company expects sales in those markets to decline significantly thereafter.

In February 2012, the FDA approved Cosopt PF (dorzolamide hydrochloride-timolol maleate ophthalmic solution), Merck’s preservative-free formulation of Cosopt ophthalmic solution, indicated for the reduction of elevated intraocular pressure in appropriate patients with open-angle glaucoma or ocular hypertension. The Company plans to launch Cosopt PF by the end of 2012.

Bridion (sugammadex), for the reversal of certain muscle relaxants used during surgery, is currently approved and has been launched in many countries outside of the United States. Sales of Bridion were $58 million and $41 million for the first quarter of 2012 and 2011, respectively. Bridion is in Phase III development in the United States.

In 2009, the FDA approved Saphris (asenapine), an antipsychotic for the treatment of schizophrenia in adults and for the acute treatment, as monotherapy or adjunctive therapy to lithium or valproate, of manic or mixed episodes associated with bipolar I disorder in adults. In 2010, asenapine, sold under the brand name Sycrest, received marketing approval in the EU for the treatment of moderate to severe manic episodes associated with bipolar I disorder in adults. In 2010, Merck and H. Lundbeck A/S (“Lundbeck”) announced a worldwide commercialization agreement for Sycrest sublingual tablets (5 mg, 10 mg). Under the terms of the agreement, Lundbeck paid a fee and makes product supply payments in exchange for exclusive commercial rights to Sycrest in all markets outside the United States, China and Japan. Merck’s sales of Saphris were $41 million and $23 million in the first quarter of 2012 and 2011, respectively.

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

In February 2012, the FDA approved Zioptan (tafluprost ophthalmic solution), a preservative-free prostaglandin analog ophthalmic solution for reducing elevated intraocular pressure in patients with open-angle glaucoma or ocular hypertension. Merck has exclusive commercial rights to tafluprost in Western Europe (excluding Germany), North America, South America, Africa, the Middle East, India and Australia. Zioptan is marketed as Saflutan in certain markets outside the United States.

Other products contained in the Hospital and Specialty customer business line include among others, Cancidas (caspofungin acetate), an anti-fungal product; Invanz (ertapenem sodium) for the treatment of certain infections; Noxafil (posaconazole) for the prevention of certain invasive fungal infections; and Integrilin (eptifibatide) Injection, a treatment for patients with acute coronary syndrome, which is sold by the Company in the United States and Canada. The compound patent that provides U.S. market exclusivity for Cancidas expires in September 2013.

Diversified Brands

Merck’s diversified brands are human health pharmaceutical products that are approaching the expiration of their marketing exclusivity or are no longer protected by patents in developed markets, but continue to be a core part of the Company’s offering in other markets around the world.

Global sales of Cozaar and its companion agent Hyzaar (a combination of Cozaar and hydrochlorothiazide), treatments for hypertension, declined 21% in the first quarter of 2012 compared with the first quarter of 2011. The patents that provided market exclusivity for Cozaar and Hyzaar in the United States and in a number of major European markets expired in 2010. Accordingly, the Company is experiencing significant declines in Cozaar and Hyzaar sales and the Company expects the declines to continue.

Other products contained in the Diversified Brands customer business line include among others, Zocor, a statin for modifying cholesterol; Propecia (finasteride), a product for the treatment of male pattern hair loss; prescription Claritin (loratadine), a treatment for seasonal outdoor allergies and year-round indoor allergies; Remeron (mirtazapine), an antidepressant; Vasotec (enalapril maleate) and Vaseretic (enalapril maleate-hydrochlorothiazide), hypertension and/or heart failure products; and Proscar (finasteride), a urology product for the treatment of symptomatic benign prostate enlargement.

Vaccines

The following discussion of vaccines does not include sales of vaccines sold in most major European markets through Sanofi Pasteur MSD (“SPMSD”), the Company’s joint venture with Sanofi Pasteur, the results of which are reflected in Equity income from affiliates (see “Selected Joint Venture and Affiliate Information” below). Supply sales to SPMSD, however, are included.

Worldwide sales of Gardasil recorded by Merck grew 33% in the first quarter of 2012 to $284 million driven by volume growth in the United States due in part to increased vaccination in males. The launch in Japan and growth in the Asia Pacific region also contributed to the performance of Gardasil in the quarter. Gardasil, the world’s top-selling human papillomavirus (“HPV”) vaccine, is indicated for girls and women 9 through 26 years of age for the prevention of cervical, vulvar, vaginal and anal cancer caused by HPV types 16 and 18, certain precancerous or dysplastic lesions caused by HPV types 6, 11, 16 and 18, and genital warts caused by HPV types 6 and 11. Gardasil is also approved in the United States for use in boys and men 9 through 26 years of age for the prevention of anal cancer caused by HPV types 16 and 18, anal dyplasias and precancerous lesions caused by HPV types 6, 11, 16 and 18, and genital warts caused by HPV types 6 and 11.

In recent years, the Company has experienced difficulties in producing its varicella zoster virus (“VZV”)-containing vaccines. These difficulties have in the past resulted in supply constraints for ProQuad, Varivax and Zostavax. The Company is manufacturing bulk varicella and is producing doses of Varivax and Zostavax.

ProQuad [Measles, Mumps, Rubella and Varicella Virus Vaccine Live], a pediatric combination vaccine to help protect against measles, mumps, rubella and varicella, one of the VZV-containing vaccines, is not currently available for ordering. Merck’s sales of ProQuad were $37 million in the first quarter of 2011.

Merck’s sales of Varivax, a vaccine to help prevent chickenpox (varicella), were $176 million for the first quarter of 2012 compared with $144 million for the first quarter of 2011 reflecting volume growth in the United States. Merck’s sales of M-M-R II [Measles, Mumps and Rubella Virus Vaccine Live], a vaccine to help protect against measles, mumps and rubella, were $80 million for the first quarter of 2012 compared with $63 million for the first quarter of 2011 reflecting higher volumes in the United States.

Global sales of RotaTeq [Rotavirus Vaccine, Live, Oral, Pentavalent], a vaccine to help protect against rotavirus gastroenteritis in infants and children, recorded by Merck were $142 million in the first quarter of 2012, an increase of 14% compared with the first quarter of 2011 primarily reflecting volume growth in the emerging markets, particularly within Latin America.

Merck’s sales of Zostavax, a vaccine to help prevent shingles (herpes zoster) in adults 50 years of age and older, were $76 million for the first quarter of 2012 as compared with $24 million in the first quarter of 2011 when the Company was experiencing supply issues. The Company has resumed a normal supply schedule for Zostavax in the United States. No broad international launches or immunization programs are currently planned for 2012.

The Company anticipates that Merck’s adult formulation of Vaqta, a vaccine against hepatitis A, will be available in late 2012.

Other

Animal Health

Animal Health includes pharmaceutical and vaccine products for the prevention, treatment and control of disease in all major farm and companion animal species. Animal Health sales are affected by intense competition and the frequent introduction of generic products. Global sales of Animal Health products totaled $821 million for the first quarter of 2012, an increase of 8% compared with the first quarter of 2011. Foreign exchange unfavorably affected global sales performance by 2% in the first quarter of 2012. The increased sales reflect positive performance in cattle, companion animal and poultry products.

Consumer Care

Consumer Care products include over-the-counter, foot care and sun care products such as Claritin non-drowsy antihistamines; MiraLAX, a treatment for occasional constipation; Dr. Scholl’s foot care products; and Coppertone sun care products. Global sales of Consumer Care products were $554 million for the first quarter of 2012, an increase of 7% compared with the first quarter of 2011, primarily reflecting increases in Coppertone, Dr. Scholl’s and MiraLAX. Consumer Care product sales are affected by competition and consumer spending patterns.

Alliances

AstraZeneca has an option to buy Merck’s interest in a subsidiary, and through it, Merck’s interest in Nexium and Prilosec, currently exercisable for a six-month period commencing April 30, 2012, and the Company believes that AstraZeneca is considering whether to exercise that option (see “Selected Joint Venture and Affiliate Information” below). If AstraZeneca exercises its option, the Company will no longer record equity income from AZLP and supply sales to AZLP will decline substantially.

Costs, Expenses and Other

In February 2010, subsequent to the Merck and Schering-Plough Corporation (“Schering-Plough”) merger (the “Merger”), the Company commenced actions under a global restructuring program (the “Merger Restructuring Program”) in conjunction with the integration of the legacy Merck and legacy Schering-Plough businesses. This Merger Restructuring Program is intended to optimize the cost structure of the combined company. In July 2011, the Company announced the latest phase of the Merger Restructuring Program during which the Company expects to reduce its workforce measured at the time of the Merger by an additional 12% to 13% across the Company worldwide. A majority of the workforce reductions in this phase of the Merger Restructuring Program relate to manufacturing (including Animal Health), administrative and headquarters organizations. Previously announced workforce reductions of approximately 17% in earlier phases of the program primarily reflect the elimination of positions in sales, administrative and headquarters organizations, as well as from the sale or closure of certain manufacturing and research and development sites and the consolidation of office facilities. In addition, the Company has eliminated over 2,500 positions which were vacant at the time of the Merger. The Company will continue to hire employees in strategic growth areas of the business as necessary. The Company will continue to pursue productivity efficiencies and evaluate its manufacturing supply chain capabilities on an ongoing basis which may result in future restructuring actions.

The Company recorded total pretax restructuring costs of $277 million and $112 million in the first quarter of 2012 and 2011, respectively, related to this program. The restructuring actions under the Merger Restructuring Program are expected to be substantially completed by the end of 2013, with the exception of certain actions, principally manufacturing-related, which are expected to be substantially completed by 2015, with the total cumulative pretax costs estimated to be approximately $5.8 billion to $6.6 billion. The Company estimates that approximately two-thirds of the cumulative pretax costs relate to cash outlays, primarily related to employee separation expense. Approximately one-third of the cumulative pretax costs are non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested. The Company expects the Merger Restructuring Program to yield annual savings by the end of 2013 of approximately $3.5 billion to $4.0 billion and annual savings upon completion of the program of approximately $4.0 billion to $4.6 billion. These cost savings, which are expected to come from all areas of the Company’s pharmaceutical business, are in addition to the previously announced ongoing cost reduction initiatives at both legacy companies. Additional savings will come from non-restructuring-related activities.

In October 2008, Merck announced a global restructuring program (the “2008 Restructuring Program”) to reduce its cost structure, increase efficiency, and enhance competitiveness. As part of the 2008 Restructuring Program, the Company expects to eliminate approximately 7,200 positions — 6,800 active employees and 400 vacancies — across the Company worldwide. Pretax restructuring costs of $14 million and $4 million were recorded in the first quarter of 2012 and 2011, respectively, related to the 2008 Restructuring Program. The 2008 Restructuring Program was substantially completed by the end of 2011, with the exception of certain manufacturing-related actions, which are expected to be completed by 2015, with the total cumulative pretax costs estimated to be up to $2.0 billion. The Company estimates that two-thirds of the cumulative pretax costs relate to cash outlays, primarily from employee separation expense. Approximately one-third of the cumulative pretax costs are non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested. Merck expects the 2008 Restructuring Program to yield cumulative pretax savings of $3.8 billion to $4.2 billion from 2008 to 2013.

The Company anticipates that total costs associated with restructuring activities in 2012 for the Merger Restructuring Program and the 2008 Restructuring Program will be in the range of $800 million to $1.1 billion.

The costs associated with all of these restructuring activities are primarily comprised of accelerated depreciation recorded in Materials and production, Marketing and administrative and Research and development and separation costs recorded in Restructuring costs (see Note 2 to the interim consolidated financial statements).

Materials and Production

Materials and production costs were $4.0 billion for the first quarter of 2012, a decline of 1% compared with the first quarter of 2011. Costs in both the first quarter of 2012 and the first quarter of 2011 include $1.2 billion of expenses for the amortization of intangible assets recognized in connection with mergers and acquisitions. Also included in materials and production costs were costs associated with restructuring activities which amounted to $5 million and $72 million in the first quarter of 2012 and 2011, respectively, including accelerated depreciation and asset write-offs related to the planned sale or closure of manufacturing facilities. Separation costs associated with manufacturing-related headcount reductions have been incurred and are reflected in Restructuring costs as discussed below.

Gross margin was 65.6% in the first quarter of 2012 compared with 64.9% in the first quarter of 2011. The amortization of intangible assets and restructuring charges noted above had an unfavorable effect on gross margin of 10.5 and 11.9 percentage points for the first quarter of 2012 and 2011, respectively. Excluding these impacts, the gross margin in the first quarter of 2012 as compared with the first quarter of 2011 reflects the unfavorable impact of foreign exchange, partially offset by improvements resulting from changes in product mix and lower costs due to manufacturing efficiencies.

Marketing and Administrative

Marketing and administrative expenses were $3.1 billion in the first quarter of 2012, a decline of 3% compared with the first quarter of 2011. The decline was due in part to ongoing productivity measures. Expenses for the first quarter of 2012 and 2011 included restructuring costs of $24 million and $23 million, respectively, primarily related to accelerated depreciation for facilities to be closed or divested. Separation costs associated with sales force reductions have been incurred and are reflected in Restructuring costs as discussed below. Marketing and administrative expenses also include $51 million and $58 million of acquisition-related costs in the first quarter of 2012 and 2011, respectively, consisting largely of integration costs.

Research and Development

Research and development expenses were $1.9 billion for the first quarter of 2012, a decline of 14% compared with the first quarter of 2011. Research and development expenses are comprised of the costs directly incurred by Merck Research Labs (“MRL”), the Company’s research and development division that focuses on human health-related activities, which were approximately $1.1 billion in both the first quarter of 2012 and the first quarter of 2011. Also included in research and development expenses are costs incurred by other divisions in support of research and development activities, including depreciation, production and general administrative, as well as certain costs from operating segments, including Pharmaceutical, Animal Health and Consumer Care, which were $723 million and $715 million in the aggregate for the first quarter of 2012 and 2011, respectively. Research and development expenses in 2012 and 2011 were favorably affected by cost savings resulting from restructuring activities.

Research and development expenses also include in-process research and development (“IPR&D”) impairment charges and research and development related restructuring charges. During the first quarter of 2012 and 2011, the Company recorded $9 million and $302 million, respectively, of IPR&D impairment charges primarily for programs that had previously been deprioritized and were deemed to have no alternative use during the period. The Company may recognize additional non-cash impairment charges in the future for the cancellation or delay of other pipeline programs that were measured at fair value and capitalized in connection with mergers and acquisitions and such charges could be material. Research and development expenses also reflect accelerated depreciation and asset abandonment costs associated with restructuring activities of $45 million in both the first quarter of 2012 and in the first quarter of 2011.

Restructuring Costs

Restructuring costs, primarily representing separation and other related costs associated with restructuring activities, were $219 million for the first quarter of 2012, a substantial majority of which related to the Merger Restructuring Program. Restructuring costs were a credit of $14 million in the first quarter of 2011, which reflects a reduction of separation reserves of approximately $50 million resulting from the Company’s decision in the first quarter of 2011 to retain certain employees at its Oss, Netherlands research facility that had previously been expected to be separated. Separation costs were incurred associated with actual headcount reductions, as well as estimated expenses under existing severance programs for headcount reductions that were probable and could be reasonably estimated. Merck eliminated approximately 1,160 positions in the first quarter of 2012 of which 1,020 related to the Merger Restructuring Program and 140 related to the 2008 Restructuring Program. For the first quarter of 2011, Merck eliminated 870 positions of which 750 related to the Merger Restructuring Program and 120 related to the 2008 Restructuring Program. These position eliminations are comprised of actual headcount reductions, and the elimination of contractors and vacant positions. Also included in restructuring costs are curtailment, settlement and termination charges associated with pension and other postretirement benefit plans, share-based compensation and shutdown costs. For segment reporting, restructuring costs are unallocated expenses. Additional costs associated with the Company’s restructuring activities are included in Materials and production, Marketing and administrative and Research and development. (See Note 2 to the interim consolidated financial statements.)

Equity Income from Affiliates

Equity income from affiliates, which reflects the performance of the Company’s joint ventures and other equity method affiliates, primarily AZLP, was $110 million in the first quarter of 2012 compared with $138 million in the first quarter of 2011 largely reflecting lower equity income from AZLP. (See “Selected Joint Venture and Affiliate Information” below.)

Other (Income) Expense, Net

Other (income) expense, net was $142 million of expense in the first quarter of 2012 compared with $622 million of expense in the first quarter of 2011. Included in other (income) expense, net during the first quarter of 2011 was a $500 million charge related to the resolution of the arbitration proceeding involving the Company’s rights to market Remicade and Simponi (see Note 4 to the interim consolidated financial statements), as well as a $134 million gain on the sale of certain manufacturing facilities and related assets.

	00000000	00000000
Segment Profits
	Three Months Ended March 31,
($ in millions)	2012	2011
Pharmaceutical segment profits	$6,596	$6,216
Other non-reportable segment profits	804	791
Other	(4,893)	(5,278)
Income before income taxes	$2,507	$1,729

Segment profits are comprised of segment revenues less certain elements of materials and production costs and operating expenses, including components of equity income or loss from affiliates and depreciation and amortization expenses. For internal management reporting presented to the chief operating decision maker, Merck does not allocate production costs, other than standard costs, certain research and development expenses or general and administrative expenses, nor the cost of financing these activities. Separate divisions maintain responsibility for monitoring and managing these costs, including depreciation related to fixed assets utilized by these divisions and, therefore, they are not included in segment profits. Also excluded from the determination of segment profits are the arbitration settlement charge and a gain on the sale of certain manufacturing facilities and related assets recorded in 2011, the amortization of purchase accounting adjustments and other acquisition-related costs, intangible asset impairment charges, restructuring costs, taxes paid at the joint venture level and a portion of equity income. Additionally, segment profits do not reflect other expenses from corporate and manufacturing cost centers and other miscellaneous income or expense. These unallocated items are reflected in “Other” in the above table. Also included in “Other” are miscellaneous corporate profits, operating profits related to third-party manufacturing sales, divested products or businesses, as well as other supply sales.

Pharmaceutical segment profits rose 6% in the first quarter of 2012 driven largely by the increase in sales discussed above, as well as lower operating expenses.

Taxes on Income

The effective tax rates of 29.5% for the first quarter of 2012 and 38.1% for the first quarter of 2011 reflect the impacts of purchase accounting adjustments and restructuring costs, partially offset by the beneficial impact of foreign earnings. In addition, the effective tax rate for the first quarter of 2011 also reflects the impact of the $500 million charge related to the resolution of the arbitration proceeding with J&J.

Net Income and Earnings per Common Share

Net income attributable to Merck & Co., Inc. was $1.7 billion for the first quarter of 2012 compared with $1.0 billion for the first quarter of 2011. Earnings per common share assuming dilution attributable to Merck & Co., Inc. common shareholders (“EPS”) for the first quarter of 2012 were $0.56 compared with $0.34 in the first quarter of 2011. The increases in net income and EPS in the first quarter of 2012 were primarily due to the arbitration settlement charge recorded in 2011 and lower IPR&D impairment charges in 2012, partially offset by higher restructuring costs in 2012.

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

A reconciliation between GAAP financial measures and non-GAAP financial measures is as follows:

	Three Months Ended March 31,
($ in millions except per share amounts)	2012	2011
Pretax income as reported under GAAP	$2,507	$1,729
Increase (decrease) for excluded items:
Acquisition-related costs	1,289	1,657
Restructuring costs	293	126
Other items:
Arbitration settlement charge	—	500
Gain on sale of manufacturing facilities and related assets	—	(134)

	4,089	3,878

Taxes on income as reported under GAAP	740	658
Estimated tax benefit on excluded items	276	331

	1,016	989

Non-GAAP net income	3,073	2,889

Less: Net income attributable to noncontrolling interests	29	28

Non-GAAP net income attributable to Merck & Co., Inc.	$3,044	$2,861

EPS assuming dilution as reported under GAAP	$0.56	$0.34
EPS difference (1)	0.43	0.58

Non-GAAP EPS assuming dilution	$0.99	$0.92

(1)

Represents the difference between calculated GAAP EPS and calculated non-GAAP EPS, which may be different than the amount calculated by dividing the impact of the excluded items by the weighted-average shares for the applicable period.

Acquisition-Related Costs

Non-GAAP income and non-GAAP EPS exclude the impact of certain amounts recorded in connection with mergers and acquisitions. These amounts include the amortization of intangible assets and inventory step-up, as well as intangible asset impairment charges. Also excluded are integration and transaction costs associated with the Merger, as well as other costs associated with mergers and acquisitions, such as severance costs which are not part of the Company’s formal restructuring programs. These costs are excluded because management believes that these costs are not representative of ongoing normal business activities.

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

Certain Other Items

Non-GAAP income and non-GAAP EPS exclude certain other items. These items represent substantive, unusual items that are evaluated on an individual basis. Such evaluation considers both the quantitative and the qualitative aspect of their unusual nature and generally represent items that, either as a result of their nature or magnitude, management would not anticipate that they would occur as part of the Company’s normal business on a regular basis. Certain other items are comprised of the arbitration settlement charge and the gain associated with the sale of certain manufacturing facilities and related assets recorded in 2011 discussed above.

Research and Development Update

In March 2012, the FDA issued a Complete Response Letter regarding Merck’s New Drug Application (“NDA”) for ezetimibe and atorvastatin tablets (MK-0653C), an investigational combination medicine for the treatment of primary or mixed hyperlipidemia. In the letter, the FDA advised Merck that it has completed its review of the submission and stated that additional data are needed. Merck is planning to submit additional information to the FDA for ezetimibe and atorvastatin; however timing on that action has not been determined. The previously disclosed patent litigation with Pfizer has been resolved.

Also in March 2012, the FDA’s Oncologic Drugs Advisory Committee voted 13 to 1 against the use of the investigational agent ridaforolimus (MK-8669) as maintenance therapy for patients with metastatic soft-tissue sarcoma or bone sarcoma whose disease has not progressed after at least four cycles of chemotherapy. The committee’s recommendation will be considered by the FDA when making its decision regarding the NDA for ridaforolimus, an investigational oral mTOR inhibitor under development for the treatment of metastatic soft-tissue or bone sarcomas. The FDA is not bound by the committee’s guidance, but takes its advice into account. As part of an exclusive license agreement with ARIAD Pharmaceuticals, Inc. (“ARIAD”), Merck is responsible for the development and worldwide commercialization of ridaforolimus in oncology. If ridaforolimus is approved, ARIAD intends to co-promote ridaforolimus in the United States. Ridaforolimus remains under review in the EU.

Additionally, in March 2012, results from the TRA-2P (Thrombin-Receptor Antagonist in Secondary Prevention of Atherothrombotic Ischemic Events) TIMI 50 study of vorapaxar (MK-5348), Merck’s investigational anti-thrombotic medicine, in patients with a prior history of cardiovascular events or disease were presented at the American College of Cardiology Annual Scientific Session and published concurrently in the online edition of the New England Journal of Medicine. In the study, the addition of vorapaxar to standard of care (e.g. aspirin or thienopyridine or both) resulted in a significantly greater reduction in the risk of the composite of cardiovascular death, heart attack, stroke or urgent coronary revascularization. There was also a significant increase in bleeding, including intracranial hemorrhage, among patients taking vorapaxar in addition to standard of care, although the risk of intracranial hemorrhage was lower in patients without a history of stroke. In addition to TRA-2P, vorapaxar has also been evaluated in another major clinical outcomes study: TRACER (Thrombin Receptor Antagonist for Clinical Event Reduction in Acute Coronary Syndrome), a clinical outcomes trial in patients with acute coronary syndrome. In November 2011, researchers presented results from the TRACER outcomes study at the American Heart Association Scientific Sessions, and the results have been published. TRACER did not achieve its primary endpoint. In January 2011, Merck and the external study investigators announced that the combined DSMB for the two clinical trials had reviewed the available safety and efficacy data, and recommended that patients in the TRACER trial discontinue study drug and investigators close out the study. This development and the related impairment evaluation resulted in the Company recording a $1.7 billion impairment charge of the vorapaxar intangible asset in 2010. The Company continues to evaluate the remaining $350 million vorapaxar intangible asset and has concluded that no further impairment is necessary. The Company plans to continue its discussions with the investigators and other outside experts to help define the role of vorapaxar in secondary prevention. The Company may be required to take further impairment charges relating to the vorapaxar intangible asset.

In April 2012, the Company entered into an agreement with Endocyte Inc. (“Endocyte”) to develop and commercialize Endocyte’s novel investigational therapeutic candidate vintafolide (MK-8109). Vintafolide is currently being evaluated in a Phase III clinical trial for platinum-resistant ovarian cancer (PROCEED) and a Phase II trial for non-small cell lung cancer. Under the agreement, Merck gained worldwide rights to develop and commercialize vintafolide. Endocyte received a $120 million upfront payment, which the Company recorded as Research and development expenses in the second quarter of 2012, and is eligible for milestone payments of up to $880 million based on the successful achievement of development, regulatory and commercialization goals for vintafolide for a total of six cancer indications. In addition, if vintafolide receives regulatory approval, Endocyte will receive an equal share of the profit in the United States as well as a double digit percentage royalty on sales of the product in the rest of the world. Endocyte has retained the right to co-promote vintafolide with Merck in the United States and Merck has the exclusive right to promote vintafolide in the rest of world. Endocyte will be responsible for the majority of funding and completion of the PROCEED trial. Merck will be responsible for all other development activities and costs and have all decision rights for vintafolide. Merck has the right to terminate the agreement on 90 days notice. Merck and Endocyte both have the right to terminate the agreement due to the material breach or insolvency of the other party. Endocyte has the right to terminate the agreement in the event that Merck challenges an Endocyte patent right relating to vintafolide. Upon termination of the agreement, depending upon the circumstances, the parties have varying rights and obligations with respect to the continued development and commercialization of vintafolide and, in the case of termination for cause by Merck, certain royalty obligations and U.S. profit and loss sharing.

The chart below reflects the Company’s research pipeline as of April 27, 2012. Candidates shown in Phase III include specific products and the date such candidate entered into Phase III development. Candidates shown in Phase II include the most advanced compound with a specific mechanism or, if listed compounds have the same mechanism, they are each currently intended for commercialization in a given therapeutic area. Small molecules and biologics are given MK-number designations and vaccine candidates are given V-number designations. Candidates in Phase I, additional indications in the same therapeutic area and additional claims, line extensions or formulations for in-line products are not shown.

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

MK-0859 (anacetrapib) (May 2008)

Atrial Fibrillation

MK-6621 (vernakalant i.v.) (U.S.) (August 2003)(2)

Clostridium difficile Infection

MK-3415A (November 2011)

Contraception

MK-8175A (NOMAC/E2)(3) (U.S.) (June 2006)

Diabetes and Atherosclerosis

MK-0431E (sitagliptin/atorvastatin) (October 2011)

Fertility

MK-8962 (corifollitropin alfa for injection) (U.S.) (July 2006)

Hepatitis C

MK-7009 (vaniprevir)(4) (June 2011)

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

MK-0822 (odanacatib) (September 2007)

Parkinson’s Disease

MK-3814 (preladenant) (July 2010)

Pediatric Hexavalent Combination Vaccine

V419 (April 2011)

Platinum-Resistant Ovarian Cancer

MK-8109 (vintafolide) (April 2011)(5)

Thrombosis

MK-5348 (vorapaxar) (September 2007)

Atherosclerosis MK-0653C (ezetimibe/atorvastatin) (U.S.)(6) Sarcoma MK-8669 (ridaforolimus) (U.S.) (EU)

Footnotes:

(1)  North American rights only.

(2) The program remains on hold in the United States. The Company plans to have further discussions with the FDA.

(3)  In November 2011, Merck received a Complete Response letter from the FDA for NOMAC/E2 (MK-8175A). The Company is planning to conduct an additional clinical study requested by the FDA and update the application in the future.

(4)  For development in Japan only.

(5)  Vintafolide started Phase III clinical trials in April 2011 sponsored by Endocyte Inc.

(6)  In March 2012, the FDA issued a Complete Response Letter to the Company. Merck is planning to submit additional information to the FDA.

Selected Joint Venture and Affiliate Information

AstraZeneca LP

In 1998, Merck and Astra completed the restructuring of the ownership and operations of their existing joint venture whereby Merck acquired Astra’s interest in KBI Inc. (“KBI”) and contributed KBI’s operating assets to a new U.S. limited partnership, Astra Pharmaceuticals L.P. (the “Partnership”), in exchange for a 1% limited partner interest. Astra contributed the net assets of its wholly owned subsidiary, Astra USA, Inc., to the Partnership in exchange for a 99% general partner interest. The Partnership, renamed AstraZeneca LP (“AZLP”) upon Astra’s 1999 merger with Zeneca Group Plc, became the exclusive distributor of the products for which KBI retained rights.

In 1998, Merck granted Astra an option (the “Shares Option”) to buy Merck’s common stock interest in KBI and, through it, Merck’s interest in Nexium and Prilosec, currently exercisable for a six-month period commencing April 30, 2012. The exercise price for the Shares Option will be primarily based on the net present value of projected future pretax revenue to be received by Merck from Nexium and Prilosec as determined at the time of exercise, subject to certain true-up mechanisms. The Company believes that AstraZeneca is considering whether to exercise the Shares Option. If AstraZeneca exercises its option, the Company will no longer record equity income from AZLP and supply sales to AZLP will decline substantially.

Sanofi Pasteur MSD

In 1994, Merck and Pasteur Mérieux Connaught (now Sanofi Pasteur S.A.) established an equally-owned joint venture to market vaccines in Europe and to collaborate in the development of combination vaccines for distribution in Europe. Total vaccine sales reported by SPMSD were $206 million and $187 million in the first quarter of 2012 and 2011, respectively. SPMSD sales of Gardasil were $55 million and $58 million for the first quarter of 2012 and 2011, respectively.

The Company records the results from its interest in AZLP and SPMSD in Equity income from affiliates.

Liquidity and Capital Resources

($ in millions)	March 31, 2012	December 31, 2011
Cash and investments	$19,538	$18,430
Working capital	17,762	16,936
Total debt to total liabilities and equity	17.2%	16.7%

During the first quarter of 2012, cash provided by operating activities was $2.2 billion compared with $1.7 billion in the first quarter of 2011. Cash provided by operating activities continues to be the Company’s primary source of funds to finance operating needs, capital expenditures, treasury stock purchases and dividends paid to shareholders. The global economic downturn and the sovereign debt issues, among other factors, have adversely impacted foreign receivables in certain European countries (see Note 5 to the interim consolidated financial statements). While the Company continues to receive payment on these receivables, these conditions have resulted in an increase in the average length of time it takes to collect accounts receivable outstanding thereby adversely affecting cash provided by operating activities.

Cash used in investing activities was $270 million in the first quarter of 2012 compared with cash provided by investing activities of $105 million in the first quarter of 2011 primarily reflecting higher purchases of securities and other investments, partially offset by higher proceeds from the sales of securities and other investments. In addition, the Company received proceeds from the disposition of businesses in the first quarter of 2011. Cash used in financing activities in the first quarter of 2012 was $725 million compared with $1.2 billion in the first quarter of 2011. The lower use of cash in financing activities was primarily driven by an increase in short-term borrowings and higher proceeds from the exercise of stock options, partially offset by purchases of treasury stock and higher dividends paid to stockholders.

At March 31, 2012, the total of worldwide cash and investments was $19.5 billion, including $15.6 billion of cash, cash equivalents and short-term investments and $4.0 billion of long-term investments. A substantial majority of these cash and investments is held by foreign subsidiaries and would be subject to significant tax payments if such cash and investments were repatriated. However, cash provided by operating activities in the United States continues to be the Company’s primary source of funds to finance domestic operating needs, capital expenditures, treasury stock purchases and dividends paid to shareholders. In April 2012, the Company paid $960 million (including interest) related to the resolution of certain litigation related to Vioxx. See Note 9 to the interim consolidated financial statements.

In April 2011, the Internal Revenue Service (the “IRS”) concluded its examination of Merck’s 2002-2005 federal income tax returns and as a result the Company was required to make net payments of approximately $465 million. The Company’s unrecognized tax benefits for the years under examination exceeded the adjustments related to this examination period and therefore the Company recorded a net $700 million tax provision benefit in the second quarter of 2011. This net benefit reflects the decrease of unrecognized tax benefits for the years under examination partially offset by increases to the unrecognized tax benefits for years subsequent to the examination period as a result of this settlement. The Company disagrees with the IRS treatment of one issue raised during this examination and is appealing the matter through the IRS administrative process.

As previously disclosed, the Canada Revenue Agency (the “CRA”) has proposed adjustments for 1999 and 2000 relating to intercompany pricing matters and, in July 2011, the CRA issued assessments for other miscellaneous audit issues for tax years 2001-2004. These adjustments would increase Canadian tax due by approximately $340 million plus approximately $400 million of interest through March 31, 2012. The Company disagrees with the positions taken by the CRA and believes they are without merit. The Company continues to contest the assessments through the CRA appeals process. The CRA is expected to prepare similar adjustments for later years. Management believes that resolution of these matters will not have a material effect on the Company’s financial position or liquidity.

Capital expenditures totaled $331 million and $324 million for the first quarter of 2012 and 2011, respectively. Capital expenditures for full year 2012 are estimated to be $2.2 billion.

Dividends paid to stockholders were $1.3 billion and $1.2 billion for the first quarter of 2012 and 2011, respectively. In February 2012, the Board of Directors declared a quarterly dividend of $0.42 per share on the Company’s common stock for the second quarter of 2012.

In April 2011, Merck’s Board of Directors approved additional purchases of up to $5 billion of Merck’s common stock for its treasury. The Company purchased $456 million of its common stock (12 million shares) for its treasury during the first quarter of 2012. The Company has approximately $4.0 billion remaining under this program. The treasury stock purchases have no time limit and will be made over time on the open market, in block transactions or in privately negotiated transactions.

The Company has a $2.0 billion, 364-day credit facility maturing in May 2012 and a $2.0 billion, four-year credit facility maturing in May 2015. Both facilities provide backup liquidity for the Company’s commercial paper borrowing facility and are to be used for general corporate purposes. The Company has not drawn funding from either facility.

Critical Accounting Policies

The Company’s significant accounting policies, which include management’s best estimates and judgments, are included in Note 2 to the consolidated financial statements for the year ended December 31, 2011 included in Merck’s Form 10-K filed on February 28, 2012. Certain of these accounting policies are considered critical as disclosed in the Critical Accounting Policies and Other Matters section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Merck’s Form 10-K because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates. There have been no significant changes in the Company’s critical accounting policies since December 31, 2011.

Item 4.  Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures over financial reporting for the period covered by this Form 10-Q. Based on this assessment, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2012, the Company’s disclosure controls and procedures are effective.

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

The Company does not assume the obligation to update any forward-looking statement. One should carefully evaluate such statements in light of factors, including risk factors, described in the Company’s filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q and 8-K. In Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed on February 28, 2012, the Company discusses in more detail various important risk factors that could cause actual results to differ from expected or historic results. The Company notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties.

PART II -  Other Information

Item 1.  Legal Proceedings

The information called for by this Item is incorporated herein by reference to Note 9 included in Part I, Item 1, Financial Statements (unaudited) — Notes to Consolidated Financial Statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities for the three months ended March 31, 2012 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

			($ in millions)
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
January 1 - January 31	3,446,128	$38.38	$4,354
February 1 - February 29	3,818,200	$38.33	$4,207
March 1 - March 31	4,685,200	$38.01	$4,029
Total	11,949,528	$38.22	$4,029

(1)All shares purchased during the period were made as part of a plan approved by the Board of Directors in April 2011 to purchase up to $5 billion in Merck shares.

Item 6. Exhibits

Number	Description

3.1	Restated Certificate of Incorporation of Merck & Co., Inc. (November 3, 2009) – Incorporated by reference to Current Report on Form 8-K filed on November 4, 2009

3.2	By-Laws of Merck & Co., Inc. (effective January 1, 2012) – Incorporated by reference to Current Report on Form 8-K filed December 21, 2011

4.1	Third Supplemental Indenture, dated May 1, 2012, among Merck Sharp & Dohme Corp., Schering Corporation, Merck & Co., Inc. and U.S. Bank Trust National Association, as Trustee

10.1	Performance share unit terms for 2012 grants under the Merck & Co., Inc. 2010 Incentive Stock Plan

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101	The following materials from Merck & Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Income, (ii) the Consolidated Statement of Comprehensive Income, (iii) the Consolidated Balance Sheet, (iv) the Consolidated Statement of Cash Flows, and (v) Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCK & CO., INC.

Date: May 8, 2012	/s/ Bruce N. Kuhlik
BRUCE N. KUHLIK
Executive Vice President and General Counsel

Date: May 8, 2012	/s/ John Canan
JOHN CANAN
Senior Vice President Finance - Global Controller

EXHIBIT INDEX

Number	Description

3.1	Restated Certificate of Incorporation of Merck & Co., Inc. (November 3, 2009) – Incorporated by reference to Current Report on Form 8-K filed on November 4, 2009

3.2	By-Laws of Merck & Co., Inc. (effective January 1, 2012) – Incorporated by reference to Current Report on Form 8-K filed December 21, 2011

4.1	Third Supplemental Indenture, dated May 1, 2012, among Merck Sharp & Dohme Corp., Schering Corporation, Merck & Co., Inc. and U.S. Bank Trust National Association, as Trustee

10.1	Performance share unit terms for 2012 grants under the Merck & Co., Inc. 2010 Incentive Stock Plan

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101	The following materials from Merck & Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Income, (ii) the Consolidated Statement of Comprehensive Income, (iii) the Consolidated Balance Sheet, (iv) the Consolidated Statement of Cash Flows, and (v) Notes to Consolidated Financial Statements.