Form 10-Q
period 2012-09-30
Merck & Co. Inc.
filed 2012-11-09
CIK 310158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File No. 1-6571

Merck & Co., Inc.

One Merck Drive

Whitehouse Station, N.J. 08889-0100

(908) 423-1000

Incorporated in New Jersey	I.R.S. Employer
Identification No. 22-1918501

The number of shares of common stock outstanding as of the close of business on October 31, 2012:    3,040,071,937

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

Part I - Financial Information

Item 1. Financial Statements

MERCK & CO., INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENT OF INCOME

(Unaudited, $ in millions except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Sales	$11,488	$12,022	$35,530	$35,753

Costs, Expenses and Other

Materials and production	4,137	4,352	12,286	12,695

Marketing and administrative	3,063	3,340	9,386	10,029

Research and development	1,918	1,954	5,944	6,048

Restructuring costs	110	119	473	773

Equity income from affiliates	(158)	(161)	(410)	(354)

Other (income) expense, net	200	66	446	809

	9,270	9,670	28,125	30,000

Income Before Taxes	2,218	2,352	7,405	5,753

Taxes on Income	455	628	2,055	904

Net Income	$1,763	$1,724	$5,350	$4,849

Less: Net Income Attributable to Noncontrolling Interests	34	32	89	89

Net Income Attributable to Merck & Co., Inc.	$1,729	$1,692	$5,261	$4,760

Basic Earnings per Common Share Attributable to Merck & Co., Inc. Common Shareholders	$0.57	$0.55	$1.73	$1.54

Earnings per Common Share Assuming Dilution Attributable to Merck & Co., Inc. Common Shareholders	$0.56	$0.55	$1.71	$1.53

Dividends Declared per Common Share	$0.42	$0.38	$1.26	$1.14

The accompanying notes are an integral part of this consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited, $ in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net Income Attributable to Merck & Co., Inc.	$1,729	$1,692	$5,261	$4,760

Other Comprehensive Income Net of Taxes:
Net unrealized (loss) gain on derivatives, net of reclassifications	(143)	60	(99)	(77)
Net unrealized gain (loss) on investments, net of reclassifications	32	(6)	62	(11)
Benefit plan net gain and prior service cost, net of amortization	27	31	45	59
Cumulative translation adjustment	170	(22)	84	532

	86	63	92	503

Comprehensive Income Attributable to Merck & Co., Inc.	$1,815	$1,755	$5,353	$5,263

The accompanying notes are an integral part of this consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Unaudited, $ in millions except per share amounts)

	September 30, 2012	December 31, 2011

Assets
Current Assets
Cash and cash equivalents	$17,360	$13,531
Short-term investments	757	1,441
Accounts receivable (net of allowance for doubtful accounts of $163 in 2012 and $131 in 2011)	7,952	8,261
Inventories (excludes inventories of $1,446 in 2012 and $1,379 in 2011 classified in Other assets - see Note 6)	6,731	6,254
Deferred income taxes and other current assets	3,429	3,694

Total current assets	36,229	33,181

Investments	5,560	3,458

Property, Plant and Equipment, at cost, net of accumulated depreciation of $17,475 in 2012 and $16,176 in 2011	15,884	16,297

Goodwill	12,168	12,155

Other Intangibles, Net	30,325	34,302

Other Assets	6,135	5,735

	$106,301	$105,128

Liabilities and Equity
Current Liabilities
Loans payable and current portion of long-term debt	$2,029	$1,990
Trade accounts payable	1,804	2,023
Accrued and other current liabilities	8,923	10,170
Income taxes payable	1,512	781
Dividends payable	1,315	1,281

Total current liabilities	15,583	16,245

Long-Term Debt	17,571	15,525

Deferred Income Taxes and Noncurrent Liabilities	14,935	16,415

Merck & Co., Inc. Stockholders’ Equity
Common stock, $0.50 par value
Authorized - 6,500,000,000 shares
Issued - 3,577,103,522 shares in 2012 and 2011	1,788	1,788
Other paid-in capital	40,471	40,663
Retained earnings	40,390	38,990
Accumulated other comprehensive loss	(3,040)	(3,132)

	79,609	78,309
Less treasury stock, at cost:
532,699,267 shares in 2012 and 536,109,713 shares in 2011	23,862	23,792

Total Merck & Co., Inc. stockholders’ equity	55,747	54,517

Noncontrolling Interests	2,465	2,426

Total equity	58,212	56,943

	$106,301	$105,128

The accompanying notes are an integral part of this consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited, $ in millions)

	Nine Months Ended September 30,
	2012	2011

Cash Flows from Operating Activities

Net income	$5,350	$4,849

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	5,317	5,566

Intangible asset impairment charges	176	461

Equity income from affiliates	(410)	(354)

Dividends and distributions from equity affiliates	181	186

Deferred income taxes	(283)	(974)

Share-based compensation	257	287

Other	(34)	(207)

Net changes in assets and liabilities	(2,341)	(664)

Net Cash Provided by Operating Activities	8,213	9,150

Cash Flows from Investing Activities

Capital expenditures	(1,176)	(1,120)

Purchases of securities and other investments	(6,891)	(4,686)

Proceeds from sales of securities and other investments	5,607	4,740

Dispositions of businesses, net of cash divested	-	323

Acquisitions of businesses, net of cash acquired	-	(373)

Other	53	(90)

Net Cash Used in Investing Activities	(2,407)	(1,206)

Cash Flows from Financing Activities

Net change in short-term borrowings	(280)	1,356

Proceeds from issuance of debt	2,504	-

Payments on debt	(4)	(1,277)

Purchases of treasury stock	(1,439)	(1,359)

Dividends paid to stockholders	(3,836)	(3,526)

Proceeds from exercise of stock options	1,060	194

Other	(54)	(61)

Net Cash Used in Financing Activities	(2,049)	(4,673)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	72	82

Net Increase in Cash and Cash Equivalents	3,829	3,353

Cash and Cash Equivalents at Beginning of Year	13,531	10,900

Cash and Cash Equivalents at End of Period	$17,360	$14,253

The accompanying notes are an integral part of this consolidated financial statement.

Notes to Consolidated Financial Statements (unaudited)

1.	Basis of Presentation

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

Merger Restructuring Program

In February 2010, subsequent to the Merck and Schering-Plough Corporation (“Schering-Plough”) merger (the “Merger”), the Company commenced actions under a global restructuring program (the “Merger Restructuring Program”) in conjunction with the integration of the legacy Merck and legacy Schering-Plough businesses. This Merger Restructuring Program is intended to optimize the cost structure of the combined company. In July 2011, the Company announced the latest phase of the Merger Restructuring Program during which the Company expects to reduce its workforce measured at the time of the Merger by an additional 12% to 13% across the Company worldwide. A majority of the workforce reductions in this phase of the Merger Restructuring Program relate to manufacturing (including Animal Health), administrative and headquarters organizations. Previously announced workforce reductions of approximately 17% in earlier phases of the program primarily reflect the elimination of positions in sales, administrative and headquarters organizations, as well as from the sale or closure of certain manufacturing and research and development sites and the consolidation of office facilities. The Company will continue to hire employees in strategic growth areas of the business as necessary. The Company will also continue to pursue productivity efficiencies and evaluate its manufacturing supply chain capabilities on an ongoing basis which may result in future restructuring actions.

The Company recorded total pretax restructuring costs of $150 million and $255 million in the third quarter of 2012 and 2011, respectively, and $718 million and $1.2 billion in the first nine months of 2012 and 2011, respectively, related to this program. Since inception of the Merger Restructuring Program through September 30, 2012, Merck has recorded total pretax accumulated costs of approximately $5.8 billion and eliminated approximately 20,750 positions comprised of employee separations, as well as the elimination of contractors and vacant positions. The restructuring actions under the Merger Restructuring Program are expected to be substantially completed by the end of 2013, with the exception of certain actions, principally manufacturing-related, which are expected to be substantially completed by 2016. The Company now expects the estimated total cumulative pretax costs for this program to be approximately $7.2 billion to $7.5 billion. The increase from original estimates primarily reflects accelerated depreciation related to additional facility closures identified during the Company’s ongoing assessment of worldwide capacity requirements for its manufacturing, research and administrative facilities subsequent to the Merger, including the recently announced move of the Company’s worldwide headquarters to Summit, New Jersey. The Company estimates that approximately two-thirds of the cumulative pretax costs relate to cash outlays, primarily related to employee separation expense. Approximately

Notes to Consolidated Financial Statements (unaudited) (continued)

one-third of the cumulative pretax costs are non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested.

2008 Global Restructuring Program

In October 2008, Merck announced a global restructuring program (the “2008 Restructuring Program”) to reduce its cost structure, increase efficiency, and enhance competitiveness. As part of the 2008 Restructuring Program, the Company expects to eliminate approximately 7,200 positions — 6,800 active employees and 400 vacancies — across the Company worldwide. Pretax restructuring costs of $13 million and $20 million were recorded in the third quarter of 2012 and 2011, respectively, and $23 million and $25 million were recorded in the first nine months of 2012 and 2011, respectively, related to the 2008 Restructuring Program. Since inception of the 2008 Restructuring Program through September 30, 2012, Merck has recorded total pretax accumulated costs of $1.6 billion and eliminated approximately 6,400 positions comprised of employee separations and the elimination of contractors and vacant positions. The 2008 Restructuring Program was substantially completed in 2011, with the exception of certain manufacturing-related actions, which are expected to be completed by 2015, with the total cumulative pretax costs estimated to be up to $2.0 billion. The Company estimates that two-thirds of the cumulative pretax costs relate to cash outlays, primarily from employee separation expense. Approximately one-third of the cumulative pretax costs are non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested.

For segment reporting, restructuring charges are unallocated expenses.

The following tables summarize the charges related to Merger Restructuring Program and 2008 Restructuring Program activities by type of cost:

	Three Months Ended September 30, 2012					Nine Months Ended September 30, 2012
($ in millions)	Separation Costs	Accelerated Depreciation		Other	Total	Separation Costs	Accelerated Depreciation	Other	Total

Merger Restructuring Program

Materials and production	$-	$42		$13	$55	$-	$75	$50	$125
Marketing and administrative	-	16		3	19	-	59	5	64
Research and development	-	(33	) (1)	1	(32)	-	49	5	54
Restructuring costs	59	-		49	108	363	-	112	475

	59	25		66	150	363	183	172	718

2008 Restructuring Program

Materials and production	-	1		4	5	-	4	15	19
Marketing and administrative	-	6		-	6	-	6	-	6
Restructuring costs	(1)	-		3	2	(12)	-	10	(2)

	(1)	7		7	13	(12)	10	25	23

	$58	$32		$73	$163	$351	$193	$197	$741

	Three Months Ended September 30, 2011				Nine Months Ended September 30, 2011
($ in millions)	Separation Costs	Accelerated Depreciation	Other	Total	Separation Costs	Accelerated Depreciation	Other	Total

Merger Restructuring Program

Materials and production	$-	$81	$7	$88	$-	$233	$12	$245
Marketing and administrative	-	22	9	31	-	67	10	77
Research and development	-	27	1	28	-	107	(18)	89
Restructuring costs	63	-	45	108	670	-	95	765

	63	130	62	255	670	407	99	1,176

2008 Restructuring Program

Materials and production	-	10	(1)	9	-	16	1	17
Restructuring costs	5	-	6	11	(3)	-	11	8

	5	10	5	20	(3)	16	12	25

	$68	$140	$67	$275	$667	$423	$111	$1,201

(1)

In the third quarter of 2012, the Company recorded an adjustment to accelerated depreciation costs included in research and development expenses revising previously recorded amounts for certain facilities.

Separation costs are associated with actual headcount reductions, as well as those headcount reductions which were probable and could be reasonably estimated. In the third quarter of 2012 and 2011, approximately 525 positions and 1,300 positions, respectively, were eliminated under the Merger Restructuring Program and

Notes to Consolidated Financial Statements (unaudited) (continued)

approximately 10 and 110 positions, respectively, were eliminated under the 2008 Restructuring Program. In the first nine months of 2012 and 2011, approximately 2,325 positions and 2,635 positions, respectively, were eliminated under the Merger Restructuring Program and approximately 150 positions and 290 positions, respectively, were eliminated under the 2008 Restructuring Program. These position eliminations were comprised of actual headcount reductions and the elimination of contractors and vacant positions.

Accelerated depreciation costs primarily relate to manufacturing, research and administrative facilities and equipment to be sold or closed as part of the programs. Accelerated depreciation costs represent the difference between the depreciation expense to be recognized over the revised useful life of the site, based upon the anticipated date the site will be closed or divested, and depreciation expense as determined utilizing the useful life prior to the restructuring actions. All of the sites have and will continue to operate up through the respective closure dates, and since future cash flows were sufficient to recover the respective book values, Merck was required to accelerate depreciation of the site assets rather than write them off immediately. Anticipated site closure dates, particularly related to manufacturing locations, have been and may continue to be adjusted to reflect changes resulting from regulatory or other factors.

Other activity in 2012 and 2011 includes asset abandonment, shut-down and other related costs. Additionally, other activity includes employee-related costs such as curtailment, settlement and termination charges associated with pension and other postretirement benefit plans (see Note 13) and share-based compensation costs.

The following table summarizes the charges and spending relating to Merger Restructuring Program and 2008 Restructuring Program activities for the nine months ended September 30, 2012:

($ in millions)	Separation Costs	Accelerated Depreciation	Other	Total

Merger Restructuring Program

Restructuring reserves January 1, 2012	$1,144	$-	$51	$1,195
Expense	363	183	172	718
(Payments) receipts, net	(742)	-	(131)	(873)
Non-cash activity	-	(183)	(74)	(257)

Restructuring reserves September 30, 2012 (1)	$765	$-	$18	$783

2008 Restructuring Program

Restructuring reserves January 1, 2012	$126	$-	$-	$126
Expense	(12)	10	25	23
(Payments) receipts, net	(19)	-	(8)	(27)
Non-cash activity	-	(10)	(17)	(27)

Restructuring reserves September 30, 2012 (1)	$95	$-	$-	$95

(1)

The cash outlays associated with the Merger Restructuring Program are expected to be substantially completed by the end of 2013 with the exception of certain actions, principally manufacturing-related, which are expected to be substantially completed by 2016. The cash outlays associated with the remaining restructuring reserves for the 2008 Restructuring Program are primarily manufacturing-related and are expected to be completed by the end of 2015.

Legacy Schering-Plough Program

Prior to the Merger, Schering-Plough commenced a Productivity Transformation Program which was designed to reduce and avoid costs and increase productivity. The Company recorded accelerated depreciation costs included in Materials and production costs of $2 million for the third quarter of 2011 and $4 million and $18 million for the first nine months of 2012 and 2011, respectively. The remaining reserve associated with this program, which is substantially complete, was $17 million at September 30, 2012.

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

Notes to Consolidated Financial Statements (unaudited) (continued)

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

Notes to Consolidated Financial Statements (unaudited) (continued)

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

Notes to Consolidated Financial Statements (unaudited) (continued)

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

Foreign exchange risk is also managed through the use of foreign currency debt. The Company’s senior unsecured euro-denominated notes have been designated as, and are effective as, economic hedges of the net investment in a foreign operation. Accordingly, foreign currency transaction gains or losses due to spot rate fluctuations on the euro-denominated debt instruments are included in foreign currency translation adjustment within OCI. Included in the cumulative translation adjustment are pretax gains (losses) of $35 million and $(84) million for the first nine months of 2012 and 2011, respectively, from the euro-denominated notes.

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

In the third quarter of 2011, the Company terminated 11 interest rate swap contracts with a total notional amount of $1.6 billion. These swaps effectively converted $1.6 billion of its fixed-rate notes, with maturity dates ranging from June 2015 to January 2016, to floating-rate instruments. As a result of the third quarter swap terminations, the Company received $113 million in cash, which included $7 million in accrued interest. The corresponding $106 million basis adjustment of the debt associated with the terminated swap contracts was deferred and is being amortized as a reduction of interest expense over the respective term of the notes. In the second quarter of 2011, the Company terminated nine interest rate swap contracts with a total notional amount of $3.5 billion. These swaps effectively converted $3.5 billion of its fixed-rate notes, with maturity dates ranging from March 2015 to June 2019, to floating-rate instruments. As a result of the second quarter swap terminations, the Company received $175 million in cash, which included $36 million in accrued interest. The corresponding $139 million basis adjustment of the debt associated with the terminated swap contracts was deferred and is being amortized as a reduction of interest expense over the respective term of the notes. The cash flows from these contracts are reported as operating activities in the Consolidated Statement of Cash Flows.

At September 30, 2011, the Company was a party to two pay-floating, receive-fixed interest rate swap contracts with notional amounts of $250 million in the aggregate designated as fair value hedges of fixed-rate notes in which the notional amounts match the amount of the hedged fixed-rate notes. The interest rate swap contracts were designated hedges of the fair value changes in the notes attributable to changes in the benchmark London Interbank Offered Rate (“LIBOR”) swap rate. The fair value changes in the notes attributable to changes in the benchmark interest rate were recorded in interest expense and offset by the fair value changes in the swap contracts. These contracts matured in the fourth quarter of 2011. The cash flows from these contracts are reported as operating activities in the Consolidated Statement of Cash Flows.

Presented in the table below is the fair value of derivatives segregated between those derivatives that are designated as hedging instruments and those that are not designated as hedging instruments:

		September 30, 2012			December 31, 2011
		Fair Value of Derivative		U.S. Dollar	Fair Value of Derivative		U.S. Dollar
($ in millions)	Balance Sheet Caption	Asset	Liability	Notional	Asset	Liability	Notional

Derivatives Designated as Hedging Instruments

Foreign exchange contracts (current)	Deferred income taxes and other current assets	$163	$-	$4,450	$196	$-	$3,727
Foreign exchange contracts (non-current)	Other assets	350	-	5,637	420	-	4,956
Foreign exchange contracts (current)	Accrued and other current liabilities	-	48	1,668	-	53	1,718
Foreign exchange contracts (non-current)	Deferred income taxes and noncurrent liabilities	-	7	426	-	1	104

		$513	$55	$12,181	$616	$54	$10,505

Derivatives Not Designated as Hedging Instruments

Foreign exchange contracts (current)	Deferred income taxes and other current assets	$55	$-	$4,256	$139	$-	$5,306
Foreign exchange contracts (non-current)	Other assets	18	-	290	-	-	-
Foreign exchange contracts (current)	Accrued and other current liabilities	-	125	6,129	-	54	5,013

		$73	$125	$10,675	$139	$54	$10,319

		$586	$180	$22,856	$755	$108	$20,824

Notes to Consolidated Financial Statements (unaudited) (continued)

The table below provides information on the location and pretax gain or loss amounts for derivatives that are: (i) designated in a fair value hedging relationship, (ii) designated in a cash flow hedging relationship, (iii) designated in a foreign currency net investment hedging relationship and (iv) not designated in a hedging relationship:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2012	2011	2012	2011

Derivatives designated in fair value hedging relationships
Interest rate swap contracts
Amount of gain recognized in Other (income) expense, net on derivatives	$-	$(40)	$-	$(203)
Amount of loss recognized in Other (income) expense, net on hedged item	-	40	-	203

Derivatives designated in foreign currency cash flow hedging relationships
Foreign exchange contracts
Amount of (gain) loss reclassified from AOCI to Sales	(4)	30	49	57
Amount of loss (gain) recognized in OCI on derivatives	236	(70)	202	183

Derivatives designated in foreign currency net investment hedging relationships
Foreign exchange contracts
Amount of gain recognized in Other (income) expense, net on derivatives (1)	(5)	(1)	(15)	(9)
Amount of loss (gain) recognized in OCI on derivatives	54	124	(2)	158

Derivatives not designated in a hedging relationship
Foreign exchange contracts
Amount of loss (gain) recognized in Other (income) expense, net on derivatives (2)	157	(351)	131	(31)
Amounts of loss recognized in Sales on hedged item	17	-	17	-

(1)	There was no ineffectiveness on the hedge. Represents the amount excluded from hedge effectiveness testing.
(2)	These derivative contracts mitigate changes in the value of remeasured foreign currency denominated monetary assets and liabilities attributable to changes in foreign currency exchange rates.

At September 30, 2012, the Company estimates $103 million of pretax net unrealized losses on derivatives maturing within the next 12 months that hedge foreign currency denominated sales over that same period will be reclassified from AOCI to Sales. The amount ultimately reclassified to Sales may differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity.

Investments in Debt and Equity Securities

Information on available-for-sale investments is as follows:

	September 30, 2012				December 31, 2011
	Fair	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized
($ in millions)	Value	Cost	Gains	Losses	Value	Cost	Gains	Losses

Corporate notes and bonds	$3,705	$3,650	$56	$(1)	$2,032	$2,024	$16	$(8)
U.S. government and agency securities	1,156	1,154	2	-	1,021	1,018	3	-
Asset-backed securities	648	644	4	-	292	292	1	(1)
Mortgage-backed securities	334	334	2	(2)	223	223	1	(1)
Commercial paper	168	168	-	-	1,029	1,029	-	-
Foreign government bonds	72	71	1	-	72	72	-	-
Other debt securities	-	-	-	-	3	1	2	-
Equity securities	420	384	36	-	397	383	14	-

	$6,503	$6,405	$101	$(3)	$5,069	$5,042	$37	$(10)

Available-for-sale debt securities included in Short-term investments totaled $757 million at September 30, 2012. Of the remaining debt securities, $4.7 billion mature within five years. At September 30, 2012, there were no debt securities pledged as collateral.

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

Level 3 - Unobservable inputs that are supported by little or no market activity. Level 3 assets are those whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques with significant unobservable inputs, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company had no Level 3 assets at September 30, 2012 or December 31, 2011.

If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using				Fair Value Measurements Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

($ in millions)	September 30, 2012				December 31, 2011

Assets
Investments
Corporate notes and bonds	$-	$3,705	$-	$3,705	$-	$2,032	$-	$2,032
U.S. government and agency securities	-	1,156	-	1,156	-	1,021	-	1,021
Asset-backed securities (1)	-	648	-	648	-	292	-	292
Mortgage-backed securities (1)	-	334	-	334	-	223	-	223
Commercial paper	-	168	-	168	-	1,029	-	1,029
Foreign government bonds	-	72	-	72	-	72	-	72
Equity securities	209	25	-	234	205	22	-	227
Other debt securities	-	-	-	-	-	3	-	3

	209	6,108	-	6,317	205	4,694	-	4,899

Other assets
Securities held for employee compensation	186	-	-	186	170	-	-	170

Derivative assets (2)
Purchased currency options	-	541	-	541	-	613	-	613
Forward exchange contracts	-	45	-	45	-	142	-	142

	-	586	-	586	-	755	-	755

Total assets	$395	$6,694	$-	$7,089	$375	$5,449	$-	$5,824

Liabilities
Derivative liabilities (2)
Forward exchange contracts	$-	$176	$-	$176	$-	$107	$-	$107
Written currency options	-	4	-	4	-	1	-	1

Total liabilities	$-	$180	$-	$180	$-	$108	$-	$108

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

Notes to Consolidated Financial Statements (unaudited) (continued)

There were no transfers between Level 1 and Level 2 during the first nine months of 2012. As of September 30, 2012, Cash and cash equivalents of $17.4 billion included $16.6 billion of cash equivalents (which would be considered Level 2 in the fair value hierarchy).

Other Fair Value Measurements

Some of the Company’s financial instruments, such as cash and cash equivalents, receivables and payables, are reflected in the balance sheet at carrying value, which approximates fair value due to their short-term nature.

The estimated fair value of loans payable and long-term debt (including current portion) at September 30, 2012 was $22.1 billion compared with a carrying value of $19.6 billion and at December 31, 2011 was $19.5 billion compared with a carrying value of $17.5 billion. Fair value was estimated using recent observable market prices and would be considered Level 2 in the fair value hierarchy.

Concentrations of Credit Risk

On an ongoing basis, the Company monitors concentrations of credit risk associated with corporate and government issuers of securities and financial institutions with which it conducts business. Credit exposure limits are established to limit a concentration with any single issuer or institution. Cash and investments are placed in instruments that meet high credit quality standards, as specified in the Company’s investment policy guidelines. Approximately 50% of the Company’s cash and cash equivalents are invested in five highly rated money market funds.

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

At September 30, 2012, the Company’s accounts receivable in Greece, Italy, Spain and Portugal totaled approximately $1.0 billion. Of this amount, hospital and public sector receivables were approximately $700 million in the aggregate, of which approximately 19%, 41%, 30% and 10% related to Greece, Italy, Spain and Portugal, respectively. As of September 30, 2012, the Company’s total accounts receivable outstanding for more than one year were approximately $300 million, of which approximately 60% related to accounts receivable in Greece, Italy, Spain and Portugal, mostly comprised of hospital and public sector receivables.

During the third quarter of 2012, the Company collected approximately $60 million of accounts receivable from the government of Portugal, which pertained to accounts receivable outstanding from 2011 and prior. During the second quarter of 2012, the Company collected approximately $500 million of accounts receivable in connection with the Spanish government’s debt stabilization/stimulus plan. In addition, in the second and first quarters of 2012, the Company completed non-recourse factorings of approximately $120 million and $110 million, respectively, of hospital and public sector accounts receivable in Italy.

As previously disclosed, the Company received zero coupon bonds from the Greek government in settlement of 2007-2009 receivables related to certain government sponsored institutions. The Company had recorded impairment charges to reduce the bonds to fair value. During 2011, the Company sold a portion of these bonds and the remainder was sold during the first quarter of 2012.

Derivative financial instruments are executed under International Swaps and Derivatives Association master agreements. The master agreements with several of the Company’s financial institution counterparties also include credit support annexes. These annexes contain provisions that require collateral to be exchanged depending on the value of the derivative assets and liabilities, the Company’s credit rating, and the credit rating of the counterparty. As of September 30, 2012 and December 31, 2011, the Company had received cash collateral of $313

Notes to Consolidated Financial Statements (unaudited) (continued)

million and $327 million, respectively, from various counterparties and the obligation to return such collateral is recorded in Accrued  and other current liabilities. The Company had not advanced any cash collateral to counterparties as of September 30, 2012 or December 31, 2011.

6.	Inventories

Inventories consisted of:

($ in millions)	September 30, 2012	December 31, 2011

Finished goods	$1,952	$1,983
Raw materials and work in process	5,971	5,396
Supplies	264	297

Total (approximates current cost)	8,187	7,676
Reduction to LIFO costs	(10)	(43)

	$8,177	$7,633

Recognized as:
Inventories	$6,731	$6,254
Other assets	1,446	1,379

Amounts recognized as Other assets are comprised almost entirely of raw materials and work in process inventories. At both September 30, 2012 and December 31, 2011, these amounts included $1.3 billion of inventories not expected to be sold within one year. In addition, these amounts included $191 million and $127 million at September 30, 2012 and December 31, 2011, respectively, of inventories produced in preparation for product launches.

7.	Other Intangibles

In connection with mergers and acquisitions, the Company measures the fair value of marketed products and research and development pipeline programs and capitalizes these amounts. During the third quarter of 2012 and 2011, the Company recorded $40 million and $22 million, respectively, and during the first nine months of 2012 and 2011, recorded $176 million and $343 million, respectively, of in-process research and development (“IPR&D”) impairment charges within Research and development expenses primarily for pipeline programs that had previously been deprioritized and were subsequently deemed to have no alternative use in the period. Certain of the charges in 2011 were also attributable to compounds that were out-licensed to a third party for consideration that was less than the related asset’s carrying value. Also, during the first nine months of 2011, the Company recorded an intangible asset impairment charge of $118 million within Materials and production costs related to a marketed product. The Company may recognize additional non-cash impairment charges in the future related to other pipeline programs or marketed products and such charges could be material.

8.	Joint Ventures and Other Equity Method Affiliates

Equity income from affiliates reflects the performance of the Company’s joint ventures and other equity method affiliates and was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2012	2011	2012	2011

AstraZeneca LP	$134	$141	$387	$318
Other (1)	24	20	23	36

	$158	$161	$410	$354

(1)	Includes results from Sanofi Pasteur MSD.

 AstraZeneca LP

In 1998, Merck and Astra completed the restructuring of the ownership and operations of their existing joint venture whereby Merck acquired Astra’s interest in KBI Inc. (“KBI”) and contributed KBI’s operating assets to a new U.S. limited partnership, Astra Pharmaceuticals L.P. (the “Partnership”), in exchange for a 1% limited partner

Notes to Consolidated Financial Statements (unaudited) (continued)

interest. Astra contributed the net assets of its wholly owned subsidiary, Astra USA, Inc., to the Partnership in exchange for a 99% general partner interest. The Partnership, renamed AstraZeneca LP (“AZLP”) upon Astra’s 1999 merger with Zeneca Group Plc, became the exclusive distributor of the products for which KBI retained rights.

In June 2012, Merck and AstraZeneca amended the 1998 option agreement which gave AstraZeneca the option to buy Merck’s common stock interest in KBI and, through it, Merck’s interest in Nexium and Prilosec as well as AZLP. The updated agreement eliminates AstraZeneca’s option to acquire Merck’s interest in KBI in 2012 and provides AstraZeneca a new option to acquire Merck’s interest in KBI in June 2014. As a result of the amended agreement, Merck will continue to record supply sales and equity income from the partnership for the remainder of 2012 and 2013. In 2014, AstraZeneca has the option to purchase Merck’s interest in KBI based in part on the value of Merck’s interest in Nexium and Prilosec. AstraZeneca’s option is exercisable between March 1, 2014 and April 30, 2014. If AstraZeneca chooses to exercise this option, the closing date is expected to be June 30, 2014. Under the amended agreement, AstraZeneca will make a payment to Merck upon closing of $327 million, reflecting an estimate of the fair value of Merck’s interest in Nexium and Prilosec. This portion of the exercise price is subject to a true-up in 2018 based on actual sales from closing in 2014 to June 2018. The exercise price will also include an additional amount equal to a multiple of ten times Merck’s average 1% annual profit allocation in the partnership for the three years prior to exercise. The Company believes that it is likely that AstraZeneca will exercise its option in 2014.

Summarized financial information for AZLP is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2012	2011	2012	2011

Sales	$1,232	$1,124	$3,424	$3,460
Materials and production costs	561	464	1,520	1,524
Other expense, net	204	357	936	1,004

Income before taxes (1)	$467	$303	$968	$932

(1)	Merck’s partnership returns from AZLP are generally contractually determined and are not based on a percentage of income from AZLP, other than with respect to Merck’s 1% limited partnership interest.

Johnson & Johnson°Merck Consumer Pharmaceuticals Company

In September 2011, Merck sold its 50% interest in the Johnson & Johnson°Merck Consumer Pharmaceuticals Company (“JJMCP”) joint venture to J&J. The venture between Merck and J&J was formed in 1989 to develop, manufacture, market and distribute certain over-the-counter consumer products in the United States and Canada. Merck received a one-time payment of $175 million and recognized a pretax gain of $136 million in the third quarter of 2011 reflected in Other (income) expense, net. The partnership assets also included a manufacturing facility.

9.	Long-Term Debt

In September 2012, the Company closed an underwritten public offering of $2.5 billion senior unsecured notes consisting of $1.0 billion aggregate principle amount of 1.1% notes due 2018, $1.0 billion aggregate principle amount of 2.4% notes due 2022 and $500 million aggregate principle amount of 3.6% notes due 2042. Interest on the notes is payable semi-annually. The notes of each series are redeemable in whole or in part at any time at the Company’s option at varying redemption prices. Proceeds from the notes will be used for general corporate purposes, including making contributions to the Company’s pension plans and the repayment of outstanding commercial paper and upcoming debt maturities.

In May 2012, the Company terminated its existing credit facilities and entered into a new $4.0 billion, five-year credit facility maturing in May 2017. The facility provides backup liquidity for the Company’s commercial paper borrowing facility and is to be used for general corporate purposes. The Company has not drawn funding from this facility.

10.	Contingencies and Environmental Liabilities

The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including product liability, intellectual property, and commercial litigation, as well as additional matters such as antitrust actions and environmental matters. Except for the Vioxx Litigation and the ENHANCE Litigation

Notes to Consolidated Financial Statements (unaudited) (continued)

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

There are no U.S. Vioxx Product Liability Lawsuits currently scheduled for trial in 2012, and none scheduled for 2013. Merck has previously disclosed the outcomes of several Vioxx Product Liability Lawsuits that were tried prior to 2012. All post-trial appeals have been resolved.

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

In 2008, a Missouri state court certified a class of Missouri plaintiffs seeking reimbursement for out-of-pocket costs relating to Vioxx. On October 15, 2012, the parties executed a settlement agreement to resolve the litigation. The Company established a reserve of $39 million in the third quarter of 2012 in connection with that settlement agreement, which is the minimum amount that the Company is required to pay under the agreement. The agreement is subject to court approval and certain other conditions.

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

Notes to Consolidated Financial Statements (unaudited) (continued)

Merck has also been named as a defendant in several lawsuits brought by state Attorneys General. All of these actions except for an action brought by the Kentucky Attorney General are in the Vioxx MDL proceeding. These actions allege that Merck misrepresented the safety of Vioxx. These suits seek recovery for expenditures on Vioxx by government-funded health care programs, such as Medicaid, and/or penalties for alleged Consumer Fraud Act violations. Judge Fallon remanded the Kentucky case to state court on January 3, 2012. Merck’s petition to appeal that decision to the U.S. Court of Appeals for the Fifth Circuit was denied.

Shareholder Lawsuits

As previously disclosed, in addition to the Vioxx Product Liability Lawsuits, various putative class actions and individual lawsuits under federal securities laws and state laws have been filed against Merck and various current and former officers and directors (the “Vioxx Securities Lawsuits”). The Vioxx Securities Lawsuits are coordinated in a multidistrict litigation in the U.S. District Court for the District of New Jersey before Judge Stanley R. Chesler, and have been consolidated for all purposes. In August 2011, Judge Chesler granted in part and denied in part Merck’s motion to dismiss the Fifth Amended Class Action Complaint in the consolidated securities action. Among other things, the claims based on statements made on or after the voluntary withdrawal of Vioxx on September 30, 2004 have been dismissed. In October 2011, defendants answered the Fifth Amended Class Action Complaint. On April 10, 2012, plaintiffs filed a motion for class certification. Briefing is ongoing. Discovery is currently proceeding in accordance with the court’s scheduling order.

As previously disclosed, several individual securities lawsuits filed by foreign institutional investors also are consolidated with the Vioxx Securities Lawsuits. In October 2011, plaintiffs filed amended complaints in each of the pending individual securities lawsuits. Also in October 2011, a new individual securities lawsuit (the “KBC Lawsuit”) was filed in the District of New Jersey by several foreign institutional investors; that case is also consolidated with the Vioxx Securities Lawsuits. On January 20, 2012, defendants filed motions to dismiss in one of the individual lawsuits (the “ABP Lawsuit”). Briefing on the motions to dismiss was completed on March 26, 2012. On August 1, 2012, Judge Chesler granted in part and denied in part the motions to dismiss the ABP Lawsuit. Among other things, certain alleged misstatements and omissions were dismissed as inactionable and all state law claims were dismissed in full. On September 15, 2012, defendants answered the complaints in all individual actions other than the KBC Lawsuit; on the same day, defendants moved to dismiss the complaint in the KBC Lawsuit on statute of limitations grounds. The motion to dismiss in the KBC Lawsuit is fully briefed and pending before the court. Discovery is currently proceeding in the individual securities lawsuits together with discovery in the class action.

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

Investigations

As previously disclosed, Merck received subpoenas from the Department of Justice (the “DOJ”) requesting information related to Merck’s research, marketing and selling activities with respect to Vioxx in a federal health care investigation under criminal statutes and in March 2009, Merck received a letter from the U.S. Attorney’s Office for the District of Massachusetts identifying it as a target of the grand jury investigation regarding Vioxx. In 2010, the Company established a $950 million reserve (the “Vioxx Liability Reserve”) in connection with the anticipated resolution of the DOJ’s investigation.

Notes to Consolidated Financial Statements (unaudited) (continued)

In November 2011, the Company announced that it had reached a resolution with federal and state authorities regarding this matter, pending court approval. On April 19, 2012, the U.S. District Court for the District of Massachusetts accepted the resolution and thereafter the Company made the payments noted above.

Reserves

The Company believes that it has meritorious defenses to the remaining Vioxx Product Liability Lawsuits, Vioxx Securities Lawsuits and Vioxx Foreign Lawsuits (collectively, the “Vioxx Lawsuits”) and will vigorously defend against them. In view of the inherent difficulty of predicting the outcome of litigation, particularly where there are many claimants and the claimants seek indeterminate damages, the Company is unable to predict the outcome of these matters and, at this time, cannot reasonably estimate the possible loss or range of loss with respect to the remaining Vioxx Lawsuits. The Company has established a reserve with respect to the Canada Settlement Agreement and with respect to certain other Vioxx Product Liability Lawsuits, including the Missouri matter discussed above. The Company also has an immaterial remaining reserve relating to the Vioxx investigation discussed above for the non-participating states with which litigation is continuing. The Company has established no other liability reserves with respect to the Vioxx Litigation. Unfavorable outcomes in the Vioxx Litigation could have a material adverse effect on the Company’s financial position, liquidity and results of operations.

Other Product Liability Litigation

Fosamax

As previously disclosed, Merck is a defendant in product liability lawsuits in the United States involving Fosamax (the “Fosamax Litigation”). As of September 30, 2012, approximately 4,005 cases, which include approximately 4,580 plaintiff groups, had been filed and were pending against Merck in either federal or state court, including one case which seeks class action certification, as well as damages and/or medical monitoring. In approximately 1,215 of these actions, plaintiffs allege, among other things, that they have suffered osteonecrosis of the jaw (“ONJ”), generally subsequent to invasive dental procedures, such as tooth extraction or dental implants and/or delayed healing, in association with the use of Fosamax. In addition, plaintiffs in approximately 2,785 of these actions generally allege that they sustained femur fractures and/or other bone injuries (“Femur Fractures”) in association with the use of Fosamax.

Cases Alleging ONJ and/or Other Jaw Related Injuries

In August 2006, the Judicial Panel on Multidistrict Litigation (the “JPML”) ordered that certain Fosamax product liability cases pending in federal courts nationwide should be transferred and consolidated into one multidistrict litigation (the “Fosamax ONJ MDL”) for coordinated pre-trial proceedings. The Fosamax ONJ MDL has been transferred to Judge John Keenan in the U.S. District Court for the Southern District of New York. As a result of the JPML order, approximately 955 of the cases are before Judge Keenan. In the first Fosamax ONJ MDL trial, Boles v. Merck, the Fosamax ONJ MDL court declared a mistrial because the eight person jury could not reach a unanimous verdict. The Boles case was retried in June 2010 and resulted in a verdict in favor of the plaintiff in the amount of $8 million. Merck filed post-trial motions seeking judgment as a matter of law or, in the alternative, a new trial. In October 2010, the court denied Merck’s post-trial motions but sua sponte ordered a remittitur reducing the verdict to $1.5 million. Plaintiff rejected the remittitur ordered by the court and requested a new trial on damages. Plaintiff and Merck subsequently entered into a confidential stipulation as to the amount of plaintiff’s damages that enabled Merck to appeal the underlying judgment, and Merck filed its appeal in the Boles case on October 18, 2012. Three other cases have been tried to verdict in the Fosamax ONJ MDL. Defense verdicts in favor of Merck were returned in each of those three cases. Plaintiffs have filed an appeal in two of the cases – Graves v. Merck and Secrest v. Merck.

In February 2011, Judge Keenan ordered that there will be two further bellwether trials conducted in the Fosamax ONJ MDL. Spano v. Merck and Jellema v. Merck were selected by the court to be tried in 2012, but each case was dismissed by the plaintiffs. On March 28, 2012, the court selected Scheinberg v. Merck as the next case to be tried and set the trial date for January 14, 2013.

Outside the Fosamax ONJ MDL, in Florida, Carballo v. Merck was set for trial on October 15, 2012, but plaintiff dismissed the case and refiled it in the Fosamax ONJ MDL. Anderson v. Merck has been set for trial on January 14, 2013.

In addition, in July 2008, an application was made by the Atlantic County Superior Court of New Jersey requesting that all of the Fosamax cases pending in New Jersey be considered for mass tort designation and centralized management before one judge in New Jersey. In October 2008, the New Jersey Supreme Court ordered that all pending and future actions filed in New Jersey arising out of the use of Fosamax and seeking damages for

Notes to Consolidated Financial Statements (unaudited) (continued)

existing dental and jaw-related injuries, including ONJ, but not solely seeking medical monitoring, be designated as a mass tort for centralized management purposes before Judge Carol E. Higbee in Atlantic County Superior Court. As of September 30, 2012, approximately 255 ONJ cases were pending against Merck in Atlantic County, New Jersey. In July 2009, Judge Higbee entered a Case Management Order (and various amendments thereto) setting forth a schedule that contemplates completing fact and expert discovery in an initial group of cases to be reviewed for trial. In February 2011, the jury in Rosenberg v. Merck, the first trial in the New Jersey coordinated proceeding, returned a verdict in Merck’s favor. In April 2012, the jury in Sessner v. Merck, the second case tried in New Jersey, also returned a verdict in Merck’s favor. Plaintiffs have filed an appeal in both cases.

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

Cases Alleging Femur Fractures

In March 2011, Merck submitted a Motion to Transfer to the JPML seeking to have all federal cases alleging Femur Fractures consolidated into one multidistrict litigation for coordinated pre-trial proceedings. The Motion to Transfer was granted in May 2011, and all federal cases involving allegations of Femur Fracture have been or will be transferred to a multidistrict litigation in the District of New Jersey (the “Fosamax Femur Fracture MDL”). As a result of the JPML order, approximately 640 cases were pending in the Fosamax Femur Fracture MDL as of September 30, 2012. A Case Management Order has been entered that requires the parties to review 40 cases (later reduced to 33 cases). Judge Joel Pisano has selected four cases from that group to be tried as the initial bellwether cases in the Fosamax Femur Fracture MDL and has set an April 8, 2013 trial date for the first bellwether case, which will be Glynn v. Merck.

As of September 30, 2012, approximately 1,740 cases alleging Femur Fractures have been filed in New Jersey state court and are pending before Judge Higbee in Atlantic County Superior Court. The parties have selected an initial group of 30 cases to be reviewed through fact discovery. Judge Higbee has set March 4, 2013 as the date for the first trial of the New Jersey state Femur Fracture cases. On September 27, 2012, Judge Higbee selected the Unanski v. Merck and Su v. Merck cases to be tried jointly beginning on the March 4, 2013 trial date.

As of September 30, 2012, approximately 380 cases alleging Femur Fractures have been filed in California state court. A petition was filed seeking to coordinate all Femur Fracture cases filed in California state court before a single judge in Orange County, California. The petition was granted and Judge Steven Perk is now presiding over the coordinated proceedings. No scheduling order has yet been entered.

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

As of September 30, 2012, there were approximately 1,220 NuvaRing cases. Of these cases, approximately 1,030 are or will be pending in the NuvaRing MDL in the U.S. District Court for the Eastern District of Missouri before Judge Rodney Sippel, and approximately 185 are pending in coordinated discovery proceedings in the Bergen County Superior Court of New Jersey before Judge Brian R. Martinotti. Five additional cases are pending in various other state courts.

Notes to Consolidated Financial Statements (unaudited) (continued)

Pursuant to orders of Judge Sippel in the NuvaRing MDL, the parties originally selected a pool of more than 20 cases to prepare for trial and that pool has since been narrowed to eight cases from which the first trials in the NuvaRing MDL will be selected. Pursuant to Judge Martinotti’s order in the New Jersey proceeding, the parties selected 20 trial pool cases to be prepared for trial and the first trial is expected to commence in February 2013. The parties have completed fact discovery in the originally selected trial pool cases in each jurisdiction and expert discovery has been completed in those first trial pool cases. Certain replacement trial pool cases remain in fact discovery.

The Company has filed motions related to the admissibility of expert testimony and motions for summary judgment. Following the completion of briefing, the Company expects substantive hearings on those motions to take place in late 2012 or early 2013. The Company anticipates that status conferences will be held in each coordinated proceeding following rulings on the substantive evidentiary motions to determine a methodology for selecting the first cases to be tried. The Company intends to defend against these lawsuits.

Propecia/Proscar

As previously disclosed, Merck is a defendant in product liability lawsuits in the United States involving Propecia and/or Proscar. As of September 30, 2012, approximately 265 lawsuits involving a total of approximately 415 plaintiffs (in a few instances spouses are joined in the suits) who allege that they have experienced persistent sexual side effects following cessation of treatment with Propecia and/or Proscar have been filed against Merck. The lawsuits, which are in their early stages, are pending in various federal courts and in state court in New Jersey. The federal lawsuits have been consolidated for pretrial purposes in a federal MDL before Judge John Gleeson of the Eastern District of New York. The matters pending in state court in New Jersey have been consolidated before Judge Jessica Mayer in Middlesex County. The Company intends to defend against these lawsuits.

Vytorin/Zetia Litigation

As previously disclosed, in April 2008, a Merck shareholder filed a putative class action lawsuit in federal court which has been consolidated in the District of New Jersey with another federal securities lawsuit under the caption In re Merck & Co., Inc. Vytorin Securities Litigation. An amended consolidated complaint was filed in October 2008 and named as defendants Merck; Merck/Schering-Plough Pharmaceuticals, LLC; and certain of the Company’s current and former officers and directors. The complaint alleges that Merck delayed releasing unfavorable results of the ENHANCE clinical trial regarding the efficacy of Vytorin and that Merck made false and misleading statements about expected earnings, knowing that once the results of the ENHANCE study were released, sales of Vytorin would decline and Merck’s earnings would suffer. In December 2008, Merck and the other defendants moved to dismiss this lawsuit on the grounds that the plaintiffs failed to state a claim for which relief can be granted. In September 2009, the court denied defendants’ motion to dismiss. In June 2011, lead plaintiffs filed a motion for leave to further amend the consolidated complaint, which was granted on February 7, 2012. On February 9, 2012, plaintiffs filed a second amended consolidated complaint, which defendants answered on February 23, 2012. In February 2012, the parties completed briefing on lead plaintiffs’ motion for class certification, as amended. On March 1, 2012, defendants filed a motion for summary judgment. On September 25, 2012, the court granted lead plaintiffs’ amended motion for class certification and denied defendants’ motion for summary judgment. On October 9, 2012, Merck filed a petition for leave to appeal the class certification decision to the Third Circuit Court of Appeals, which lead plaintiffs opposed on October 19, 2012. The petition for interlocutory review is pending before the Third Circuit. A trial date has been set by the district court for March 4, 2013.

There is a similar consolidated, putative class action securities lawsuit pending in the District of New Jersey, filed by a Schering-Plough shareholder against Schering-Plough and its former Chairman, President and Chief Executive Officer, Fred Hassan, under the caption In re Schering-Plough Corporation/ENHANCE Securities Litigation. The amended consolidated complaint was filed in September 2008 and names as defendants Schering-Plough; Merck/Schering-Plough Pharmaceuticals; certain of the Company’s current and former officers and directors; and underwriters who participated in an August 2007 public offering of Schering-Plough’s common and preferred stock. In December 2008, Schering-Plough and the other defendants filed motions to dismiss this lawsuit on the grounds that the plaintiffs failed to state a claim for which relief can be granted. In September 2009, the court denied defendants’ motions to dismiss. In February 2012, the parties completed briefing on lead plaintiffs’ motion for class certification, as amended. On March 1, 2012, the Schering-Plough defendants filed a motion for partial summary judgment and the underwriter defendants filed a motion for summary judgment. On September 25, 2012, the court granted lead plaintiffs’ amended motion for class certification and denied defendants’ motions for summary judgment. On October 9, 2012, Schering-Plough and the underwriter defendants filed separate petitions for leave to appeal the class certification decision to the Third Circuit Court of Appeals, which lead plaintiffs opposed on October 19, 2012. The petitions for interlocutory review are pending before the Third Circuit. A trial date has been set by the district court for March 4, 2013.

As previously disclosed, in April 2008, a member of a Merck ERISA plan filed a putative class action lawsuit against Merck and certain of the Company’s current and former officers and directors alleging they breached their fiduciary duties under ERISA. Since that time, there have been other similar ERISA lawsuits filed against

Notes to Consolidated Financial Statements (unaudited) (continued)

Merck in the District of New Jersey, and all of those lawsuits were consolidated under the caption In re Merck & Co., Inc. Vytorin ERISA Litigation. A consolidated amended complaint was filed in February 2009, and named as defendants Merck and various current and former members of the Company’s Board of Directors. The plaintiffs alleged that the ERISA plans’ investment in Merck stock was imprudent because Merck’s earnings were dependent on the commercial success of its cholesterol drug Vytorin, and defendants knew or should have known that the results of a scientific study would cause the medical community to turn to less expensive drugs for cholesterol management. On May 24, 2012, the plaintiffs filed an unopposed motion for preliminary approval of settlement, conditional certification of a settlement class, approval of the class notice, and scheduling of a final fairness hearing. The court granted that motion on June 22, 2012 and scheduled a fairness hearing on final approval of the settlement for September 25, 2012. Following the fairness hearing, the court granted plaintiffs’ motion for final approval of the settlement agreement on September 28, 2012. On October 26, 2012, the court entered an order and final judgment which, among other things, provides broad releases with prejudice. Merck’s insurers have paid $10.4 million into a settlement fund which (after enumerated costs, fees, and awards are withdrawn) will be allocated to members of the settlement class according to the plan of allocation approved by the court.

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

Since the start of 2012, the Company has settled certain AWP cases brought by the states of Alabama, Alaska, Kansas, Kentucky, Louisiana, Oklahoma, and Mississippi. The Company and/or certain of its subsidiaries continue to be defendants in cases brought by six states.

The Company is also appealing the recommendation of a court-appointed Special Master that Merck be reinstated as a defendant in a putative class action in New Jersey State court which alleges on behalf of third-party payers and individuals that manufacturers inflated drug prices by manipulation of AWPs and other means. This case was dismissed against the Company without prejudice in 2007.

K-DUR Antitrust Litigation

As previously disclosed, in June 1997 and January 1998, Schering-Plough settled patent litigation with Upsher-Smith, Inc. (“Upsher-Smith”) and ESI Lederle, Inc. (“Lederle”), respectively, relating to generic versions of K-DUR, Schering-Plough’s long-acting potassium chloride product supplement used by cardiac patients, for which Lederle and Upsher-Smith had filed Abbreviated New Drug Applications (“ANDAs”). Following the commencement of an administrative proceeding by the U.S. Federal Trade Commission (the “FTC”) in 2001 alleging anti-competitive effects from those settlements (which has been resolved in Schering-Plough’s favor), putative class and non-class action suits were filed on behalf of direct and indirect purchasers of K-DUR against Schering-Plough, Upsher-Smith and Lederle and were consolidated in a multi-district litigation in the U.S. District Court for the District of New Jersey. These suits claimed violations of federal and state antitrust laws, as well as other state statutory and common law causes of action, and sought unspecified damages. In April 2008, the indirect

Notes to Consolidated Financial Statements (unaudited) (continued)

purchasers voluntarily dismissed their case. In March 2010, the District Court granted summary judgment to the defendants on the remaining lawsuits and dismissed the matter in its entirety. However, in July 2012, the Third Circuit Court of Appeals reversed the District Court’s judgment and remanded the case for further proceedings. At the same time, the Third Circuit upheld a December 2008 decision by the District Court to certify certain direct purchaser plaintiffs’ claims as a class action. The Company has filed a petition for certiorari with the U.S. Supreme Court seeking review of the Third Circuit’s reversal of summary judgment.

Nexium Anti-Trust Litigation

In September 2012, the Company and certain of its subsidiaries were among the defendants named in a putative class action lawsuit brought on behalf of direct purchasers of Nexium in federal court in New Jersey. The lawsuit alleges violations of federal antitrust law arising from settlements reached by and among the defendants to resolve certain patent litigation relating to the entry of generic esomeprazole on the U.S. market. Specifically, the plaintiffs contend that these settlements had the effect of impermissibly delaying the entry of generic esomeprazole in the United States and extending the monopoly power of Nexium, leading to higher average market prices. The Company denies any wrongdoing and intends to defend the lawsuit, which bears the caption Value Drug Company and Burlington Drug Co. Inc., et al. v. AstraZeneca PLC, et al.

Patent Litigation

From time to time, generic manufacturers of pharmaceutical products file ANDAs with the FDA seeking to market generic forms of the Company’s products prior to the expiration of relevant patents owned by the Company. To protect its patent rights, the Company may file patent infringement lawsuits against such generic companies. Certain products of the Company (or marketed via agreements with other companies) currently involved in such patent infringement litigation in the United States include: AzaSite, Emend for Injection, Nasonex, Nexium, Vytorin and Zetia. Similar lawsuits defending the Company’s patent rights may exist in other countries. The Company intends to vigorously defend its patents, which it believes are valid, against infringement by generic companies attempting to market products prior to the expiration of such patents. As with any litigation, there can be no assurance of the outcomes, which, if adverse, could result in significantly shortened periods of exclusivity for these products and, with respect to products acquired through mergers and acquisitions, potentially significant intangible asset impairment charges.

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

Integrilin — In February 2009, a patent infringement lawsuit was filed (jointly with Millennium Pharmaceuticals, Inc.) in the United States against Teva Parenteral Medicines, Inc. (“TPM”) in respect of TPM’s application to the FDA seeking approval to sell a generic version of Integrilin prior to the expiry of the last to expire listed patent. In October 2011, the parties entered a settlement agreement allowing TPM to sell a generic version of Integrilin beginning June 2, 2015.

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

Nexium — Patent infringement lawsuits were brought (jointly with AstraZeneca) in the United States against the following generic companies: Ranbaxy Laboratories Ltd., IVAX Pharmaceuticals, Inc. (later acquired by Teva Pharmaceuticals, Inc. (“Teva”)), Dr. Reddy’s Laboratories, Sandoz, Lupin Ltd., Hetero Drugs Limited Unit III (“Hetero”) and Torrent Pharmaceuticals Ltd. in response to each generic company’s application seeking pre-patent

Notes to Consolidated Financial Statements (unaudited) (continued)

expiry approval to sell a generic version of Nexium. Settlements have been reached in each of these lawsuits, the terms of which provide that the respective generic company may bring a generic version of esomeprazole product to market on May 27, 2014. In addition, a patent infringement lawsuit was also filed (jointly with AstraZeneca) in February 2010 in the United States against Sun Pharma Global Fze (“Sun Pharma”) in respect of its application to the FDA seeking pre-patent expiry approval to sell a generic version of Nexium IV, which lawsuit was settled with an agreement which provides that Sun Pharma will be entitled to bring its generic esomeprazole IV product to market in the United States on January 1, 2014. Finally, additional patent infringement lawsuits have been filed (jointly with AstraZeneca) in the United States against Hamni USA, Inc. (“Hamni”) and Mylan Laboratories Limited (“Mylan Labs”) related to their applications to the FDA seeking pre-patent expiry approval to sell generic versions of Nexium. The Hamni and Mylan Labs applications to the FDA remain stayed until May 2013 and August 2014, respectively, or until earlier adverse court decisions, if any, whichever may occur earlier.

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

Zetia — In March 2007, a patent infringement lawsuit was filed in the United States against Glenmark Pharmaceuticals Inc., USA and its parent corporation (collectively, “Glenmark”) in respect of Glenmark’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Zetia. In May 2010, Glenmark agreed to a settlement by virtue of which Glenmark will be permitted to launch its generic product in the United States on December 12, 2016, subject to receiving final FDA approval. In June 2010, a patent infringement lawsuit was filed in the United States against Mylan in respect of Mylan’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Zetia. A trial against Mylan jointly in respect of Zetia and Vytorin was conducted in December 2011. In April 2012, the court issued a decision finding the patent valid and enforceable. Accordingly, Mylan’s ANDA will not be approvable until April 25, 2017. Mylan has appealed that decision. In September 2010, a patent infringement lawsuit was filed in the United States against Teva in respect of Teva’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Zetia. In July 2011, the patent infringement lawsuit was dismissed without any rights granted to Teva. In September 2012, a patent infringement suit was filed in the United States against Sandoz in respect of Sandoz’s application to the FDA seeking pre-patent expiry approval to market a generic version of Zetia. The lawsuit automatically stays FDA approval of Sandoz’s ANDA until February 2015 or until an adverse court decision, if any, whichever may occur earlier.

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

Legal Defense Reserves

Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. Some of the significant factors considered in the review of these legal defense reserves are as follows: the actual costs incurred by the Company; the development of the Company’s legal defense strategy and structure in light of the scope of its litigation; the number of cases being brought against the Company; the costs and outcomes of completed trials and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the associated litigation. The amount of legal defense reserves as of September 30, 2012 and December 31, 2011 of approximately $240 million represents the

Notes to Consolidated Financial Statements (unaudited) (continued)

Company’s best estimate of the minimum amount of defense costs to be incurred in connection with its outstanding litigation; however, events such as additional trials and other events that could arise in the course of its litigation could affect the ultimate amount of legal defense costs to be incurred by the Company. The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase the reserves at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.

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

11.	Equity

					Accumulated
			Other		Other			Non-
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Controlling
($ and shares in millions)	Shares	Par Value	Capital	Earnings	Loss	Shares	Cost	Interests	Total

Balance January 1, 2011	3,577	$1,788	$40,701	$37,536	$(3,216)	495	$(22,433)	$2,429	$56,805
Net income attributable to Merck & Co., Inc.	-	-	-	4,760	-	-	-	-	4,760
Cash dividends declared on common stock	-	-	-	(3,533)	-	-	-	-	(3,533)
Treasury stock shares purchased	-	-	-	-	-	41	(1,359)	-	(1,359)
Share-based compensation plans and other	-	-	16	-	-	(11)	377	-	393
Other comprehensive income	-	-	-	-	503	-	-	-	503
Net income attributable to noncontrolling interests	-	-	-	-	-	-	-	89	89
Distributions attributable to noncontrolling interests	-	-	-	-	-	-	-	(62)	(62)

Balance September 30, 2011	3,577	$1,788	$40,717	$38,763	$(2,713)	525	$(23,415)	$2,456	$57,596

Balance January 1, 2012	3,577	$1,788	$40,663	$38,990	$(3,132)	536	$(23,792)	$2,426	$56,943
Net income attributable to Merck & Co., Inc.	-	-	-	5,261	-	-	-	-	5,261
Cash dividends declared on common stock	-	-	-	(3,861)	-	-	-	-	(3,861)
Treasury stock shares purchased	-	-	-	-	-	36	(1,439)	-	(1,439)
Share-based compensation plans and other	-	-	(192)	-	-	(39)	1,369	-	1,177
Other comprehensive income	-	-	-	-	92	-	-	-	92
Net income attributable to noncontrolling interests	-	-	-	-	-	-	-	89	89
Distributions attributable to noncontrolling interests	-	-	-	-	-	-	-	(50)	(50)

Balance September 30, 2012	3,577	$1,788	$40,471	$40,390	$(3,040)	533	$(23,862)	$2,465	$58,212

Notes to Consolidated Financial Statements (unaudited) (continued)

In connection with the 1998 restructuring of Astra Merck Inc., the Company assumed $2.4 billion par value preferred stock with a dividend rate of 5% per annum, which is carried by KBI and included in Noncontrolling interests on the Consolidated Balance Sheet. If AstraZeneca exercises its option to acquire Merck’s interest in AZLP (see Note 8), this preferred stock obligation will be retired.

The accumulated balances related to each component of other comprehensive income (loss), net of taxes, were as follows:

($ in millions)	Derivatives	Investments	Employee Benefit Plans	Cumulative Translation Adjustment	Accumulated Other Comprehensive Loss

Balance January 1, 2011	$41	$31	$(2,043)	$(1,245)	$(3,216)
Other comprehensive (loss) income	(77)	(11)	59	532	503

Balance at September 30, 2011	$(36)	$20	$(1,984)	$(713)	$(2,713)

Balance January 1, 2012	$4	$21	$(2,346)	$(811)	$(3,132)
Other comprehensive (loss) income	(99)	62	45	84	92

Balance at September 30, 2012	$(95)	$83	$(2,301)	$(727)	$(3,040)

Included in cumulative translation adjustment are pretax gains of approximately $393 million for the first nine months of 2011 relating to translation impacts of intangible assets recorded in conjunction with the Merger.

12.	Share-Based Compensation Plans

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

The following table provides amounts of share-based compensation cost recorded in the Consolidated Statement of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2012	2011	2012	2011

Pretax share-based compensation expense	$88	$86	$257	$287
Income tax benefit	(28)	(30)	(81)	(99)

Total share-based compensation expense, net of taxes	$60	$56	$176	$188

During the first nine months of 2012 and 2011, the Company granted 7 million RSUs with a weighted-average grant date fair value of $39.38 per RSU and 8 million RSUs with a weighted-average grant date fair value of $36.44 per RSU, respectively.

During the first nine months of 2012 and 2011, the Company granted 7 million options with a weighted-average exercise price of $39.39 per option and 8 million options with a weighted-average exercise price of $36.55 per option, respectively. The weighted-average fair value of options granted for the first nine months of 2012 and 2011 was $5.47 and $5.37 per option, respectively, and was determined using the following assumptions:

	Nine Months Ended September 30,
	2012	2011

Expected dividend yield	4.4%	4.3%
Risk-free interest rate	1.3%	2.6%
Expected volatility	25.3%	23.2%
Expected life (years)	7.0	7.0

Notes to Consolidated Financial Statements (unaudited) (continued)

At September 30, 2012, there was $449 million of total pretax unrecognized compensation expense related to nonvested stock options, RSU and PSU awards which will be recognized over a weighted-average period of 1.8 years. For segment reporting, share-based compensation costs are unallocated expenses.

13.	Pension and Other Postretirement Benefit Plans

The Company has defined benefit pension plans covering eligible employees in the United States and in certain of its international subsidiaries. The net cost of such plans consisted of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2012	2011	2012	2011

Service cost	$133	$158	$416	$461
Interest cost	162	182	494	541
Expected return on plan assets	(239)	(243)	(727)	(728)
Net amortization	48	58	144	149
Termination benefits	4	15	13	32
Curtailments	(4)	(6)	(5)	(16)
Settlements	-	-	-	(1)

	$104	$164	$335	$438

The Company provides medical, dental and life insurance benefits, principally to its eligible U.S. retirees and similar benefits to their dependents, through its other postretirement benefit plans. The net cost of such plans consisted of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2012	2011	2012	2011

Service cost	$22	$27	$64	$83
Interest cost	31	35	93	106
Expected return on plan assets	(34)	(35)	(102)	(106)
Net amortization	(9)	(4)	(25)	(13)
Termination benefits	5	5	10	11
Curtailments	(2)	(1)	(6)	-

	$13	$27	$34	$81

In connection with restructuring actions (see Note 2), termination charges for the three and nine months ended September 30, 2012 and 2011 were recorded on pension and other postretirement benefit plans related to expanded eligibility for certain employees exiting Merck. Also, in connection with these restructuring actions, curtailments were recorded on pension and other postretirement benefit plans and settlements were recorded on pension plans as reflected in the tables above.

The Company expects to contribute approximately $1.75 billion to its defined benefit pension plans during 2012.

Notes to Consolidated Financial Statements (unaudited) (continued)

14.	Other (Income) Expense, Net

Other (income) expense, net, consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2012	2011	2012	2011

Interest income	$(47)	$(32)	$(177)	$(102)
Interest expense	178	176	524	522
Exchange losses	50	59	130	102
Other, net	19	(137)	(31)	287

	$200	$66	$446	$809

As a result of significant collections of accounts receivable in Spain (see Note 5), the Company recognized incremental interest income of approximately $35 million in the first nine months of 2012 for accelerated accretion of time value of money discounts related to these receivables. Other, net (as presented in the table above) for the third quarter and first nine months of 2011 includes a $136 million gain on the disposition of the Company’s interest in the JJMCP joint venture. In addition, Other, net for the first nine months of 2011 reflects a $500 million charge related to the resolution of the arbitration proceeding involving the Company’s rights to market Remicade and Simponi (see Note 4), as well as a $127 million gain on the sale of certain manufacturing facilities and related assets. Interest paid for the nine months ended September 30, 2012 and 2011 was $583 million and $261 million, respectively, which excludes commitment fees. Interest paid for the nine months ended September 30, 2011 is net of $288 million received by the Company from the termination of certain interest rate swap contracts during the period (see Note 5).

15.	Taxes on Income

The effective tax rates of 20.5% and 27.8% for the third quarter and first nine months of 2012 and 26.7% and 15.7% for the third quarter and first nine months of 2011 reflect the impacts of acquisition-related costs and restructuring costs, partially offset by the beneficial impact of foreign earnings. In addition, the effective tax rates for the third quarter and first nine months of 2012 also reflect the favorable impacts of a tax settlement with the Canada Revenue Agency (the “CRA”) as discussed below and the realization of foreign tax credits. The effective tax rate for the first nine months of 2011 also reflects the net favorable impact relating to the settlement of Merck’s 2002-2005 federal income tax audit as discussed below, the favorable impact of certain foreign and state tax rate changes that resulted in a net $230 million reduction of deferred tax liabilities on intangibles established in purchase accounting, as well as the unfavorable impact of the $500 million charge related to the resolution of the arbitration proceeding with J&J.

As previously disclosed, the Canada Revenue Agency (the “CRA”) had proposed adjustments for 1999 and 2000 relating to intercompany pricing matters and, in July 2011, the CRA issued assessments for other miscellaneous audit issues for tax years 2001-2004. In the third quarter of 2012, Merck and the CRA reached a settlement that calls for Merck to pay additional Canadian tax of approximately $65 million. The Company’s unrecognized tax benefits related to these matters exceeded the settlement amount and therefore the Company recorded a net $112 million tax provision benefit in the third quarter of 2012. A portion of the taxes paid is expected to be creditable for U.S. tax purposes. The Company had previously established reserves for these matters. The resolution of these matters did not have a material effect on the Company’s results of operations, financial position or liquidity.

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

The calculations of earnings per share under the two-class method are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ and shares in millions except per share amounts)	2012	2011	2012	2011

Basic Earnings per Common Share
Net income attributable to Merck & Co., Inc.	$1,729	$1,692	$5,261	$4,760
Less: Income allocated to participating securities	-	3	4	12

Net income allocated to common shareholders	$1,729	$1,689	$5,257	$4,748

Average common shares outstanding	3,045	3,070	3,043	3,079

	$0.57	$0.55	$1.73	$1.54

Earnings per Common Share Assuming Dilution
Net income attributable to Merck & Co., Inc.	$1,729	$1,692	$5,261	$4,760
Less: Income allocated to participating securities	-	3	4	12

Net income allocated to common shareholders	$1,729	$1,689	$5,257	$4,748

Average common shares outstanding	3,045	3,070	3,043	3,079
Common shares issuable (1)	34	21	34	23

Average common shares outstanding assuming dilution	3,079	3,091	3,077	3,102

	$0.56	$0.55	$1.71	$1.53

(1)	Issuable primarily under share-based compensation plans.

For the three months ended September 30, 2012 and 2011, 97 million and 170 million, respectively, and for the first nine months of 2012 and 2011, 111 million and 170 million, respectively, of common shares issuable under share-based compensation plans were excluded from the computation of earnings per common share assuming dilution because the effect would have been antidilutive.

17.	Segment Reporting

The Company’s operations are principally managed on a products basis and are comprised of four operating segments – Pharmaceutical, Animal Health, Consumer Care and Alliances (which includes revenue and equity income from the Company’s relationship with AZLP). The Animal Health, Consumer Care and Alliances segments are not material for separate reporting. The Pharmaceutical segment includes human health pharmaceutical and vaccine products marketed either directly by the Company or through joint ventures. Human health pharmaceutical products consist of therapeutic and preventive agents, generally sold by prescription, for the treatment of human disorders. The Company sells these human health pharmaceutical products primarily to drug wholesalers and retailers, hospitals, government agencies and managed health care providers such as health maintenance organizations, pharmacy benefit managers and other institutions. Vaccine products consist of preventive pediatric, adolescent and adult vaccines, primarily administered at physician offices. The Company sells these human health vaccines primarily to physicians, wholesalers, physician distributors and government entities. A large component of pediatric and adolescent vaccines is sold to the U.S. Centers for Disease Control and Prevention Vaccines for Children program, which is funded by the U.S. government. Additionally, the Company sells vaccines to the Federal government for placement into vaccine stockpiles. The Company also has animal health operations that discover, develop, manufacture and market animal health products, including vaccines, which the Company sells to veterinarians, distributors and animal producers. Additionally, the Company has consumer care operations that develop, manufacture and market over-the-counter, foot care and sun care products, which are sold through wholesale and retail drug, food chain and mass merchandiser outlets.

Notes to Consolidated Financial Statements (unaudited) (continued)

Sales of the Company’s products were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2012	2011	2012	2011

Primary Care and Women’s Health
Cardiovascular
Zetia	$645	$614	$1,891	$1,788
Vytorin	423	469	1,312	1,407
Diabetes and Obesity
Januvia	975	846	2,952	2,364
Janumet	405	350	1,207	977
Respiratory
Singulair	602	1,336	3,373	4,018
Nasonex	292	266	960	962
Clarinex	64	128	337	492
Asmanex	42	42	141	149
Dulera	52	22	140	59
Women’s Health and Endocrine
Fosamax	152	215	522	644
NuvaRing	156	159	459	455
Follistim AQ	111	129	352	404
Implanon	93	80	254	220
Cerazette	64	74	202	199
Other
Maxalt	166	156	476	460
Arcoxia	109	108	338	321
Avelox	30	59	146	227
Hospital and Specialty
Immunology
Remicade	490	561	1,527	2,156
Simponi	86	74	236	203
Infectious Disease
Isentress	399	343	1,133	972
PegIntron	165	163	510	482
Cancidas	163	150	474	476
Victrelis	149	31	387	53
Invanz	118	107	329	296
Primaxin	109	124	301	397
Noxafil	66	61	191	171
Oncology
Temodar	227	223	688	704
Emend	111	98	358	305
Other
Cosopt/Trusopt	102	124	331	360
Bridion	68	52	186	141
Integrilin	48	53	160	172
Diversified Brands
Cozaar/Hyzaar	295	404	969	1,236
Propecia	104	112	312	330
Zocor	86	110	285	345
Claritin Rx	47	55	181	240
Remeron	52	65	175	181
Proscar	55	58	160	171
Vasotec/Vaseretic	42	57	144	173
Vaccines (1)
Gardasil	581	445	1,189	935
ProQuad/M-M-R II/Varivax	396	391	967	927
RotaTeq	150	184	433	457
Zostavax	202	108	426	254
Pneumovax	160	133	372	276
Other pharmaceutical (2)	1,023	1,015	3,031	2,975

Total Pharmaceutical segment sales	9,875	10,354	30,517	30,534

Other segment sales (3)	1,556	1,586	4,830	4,908

Total segment sales	11,431	11,940	35,347	35,442

Other (4)	57	82	183	311

	$11,488	$12,022	$35,530	$35,753

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

(3)

Reflects other non-reportable segments, including Animal Health and Consumer Care, and revenue from the Company’s relationship with AZLP primarily relating to sales of Nexium. Revenue from AZLP was $255 million and $299 million for the third quarter of 2012 and 2011, respectively, and $664 million and $928 million for the first nine months of 2012 and 2011, respectively.

(4)

Other revenues are primarily comprised of miscellaneous corporate revenues, third-party manufacturing sales, sales related to divested products or businesses and supply sales not included in segment results. The declines in other revenues in the third quarter and first nine months of 2012 as compared with the same periods of 2011 reflect lower third-party manufacturing sales, which for the year-to-date period were attributable in part to the divestiture of certain manufacturing facilities in the first quarter of 2011.

Notes to Consolidated Financial Statements (unaudited) (continued)

A reconciliation of segment profits to Income before taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2012	2011	2012	2011

Segment profits:
Pharmaceutical segment	$6,265	$6,355	$19,767	$19,014
Other segments	819	783	2,397	2,300

Total segment profits	7,084	7,138	22,164	21,314
Other (losses) profits	(4)	5	(32)	(9)
Unallocated:
Interest income	47	32	177	102
Interest expense	(178)	(176)	(524)	(522)
Equity income from affiliates	(5)	(1)	(14)	(82)
Depreciation and amortization	(486)	(619)	(1,620)	(1,814)
Research and development	(1,689)	(1,712)	(5,263)	(5,330)
Amortization of purchase accounting adjustments	(1,232)	(1,284)	(3,687)	(3,788)
Restructuring costs	(110)	(119)	(473)	(773)
Arbitration settlement charge	-	-	-	(500)
Other unallocated, net	(1,209)	(912)	(3,323)	(2,845)

	$2,218	$2,352	$7,405	$5,753

Segment profits are comprised of segment sales less standard costs and certain operating expenses directly incurred by the segments. For internal management reporting presented to the chief operating decision maker, Merck does not allocate materials and production costs, other than standard costs, the majority of research and development expenses or general and administrative expenses, nor the cost of financing these activities. Separate divisions maintain responsibility for monitoring and managing these costs, including depreciation related to fixed assets utilized by these divisions and, therefore, they are not included in segment profits. In addition, costs related to restructuring activities, as well as the amortization of purchase accounting adjustments are not allocated to segments.

Other (losses) profits are primarily comprised of miscellaneous corporate profits (losses), as well as operating profits (losses) related to third-party manufacturing sales, divested products or businesses and other supply sales.

Other unallocated, net includes expenses from corporate and manufacturing cost centers, product intangible asset impairment charges, gains or losses on sales of businesses and assets and other miscellaneous income or expense items.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Singulair Patent Expiries

The patent that provided U.S. market exclusivity for Singulair (montelukast sodium) expired in August 2012 and the Company is experiencing a significant and rapid decline in U.S. Singulair sales and the Company expects the decline to continue. In addition, the patent that provides market exclusivity for Singulair will expire in a number of major European markets in February 2013. The Company expects a significant and rapid reduction in sales thereafter in those markets. The patent that provides market exclusivity for Singulair in Japan will expire in 2016. For the full year of 2011, sales of Singulair were $3.5 billion in the United States, $724 million in Europe and $641 million in Japan.

U.S. Health Care Reform Legislation

In 2010, the United States enacted major health care reform legislation. Various market reforms advanced in 2011 and will continue through full implementation in 2014.

Effective in 2011, the law requires pharmaceutical manufacturers to pay a 50% discount to Medicare Part D beneficiaries when they are in the Medicare Part D coverage gap (i.e., the so-called “donut hole”). Approximately $37 million and $39 million was recorded as a reduction to revenue in the third quarter of 2012 and 2011, respectively, and $113 million and $109 million for the first nine months of 2012 and 2011, respectively, related to the estimated impact of this provision of health care reform.

Also, beginning in 2011, pharmaceutical manufacturers are required to pay an annual health care reform fee. The total annual industry fee, which was $2.5 billion in 2011 and will be $2.8 billion in 2012, is assessed on each company in proportion to its share of sales to certain government programs, such as Medicare and Medicaid. The Company’s portion of the annual fee is payable no later than September 30 of the applicable calendar year and is not tax deductible. Each year, the liability related to the annual fee is estimated by the Company and recorded in full during the first quarter with a corresponding offset to a deferred asset. The deferred asset is amortized to Marketing and administrative expenses on a straight-line basis (net of any revisions) during the year. The liability related to the annual fee recognized in 2012 was $190 million and for 2011 was $162 million. The Company recognized expenses of $48 million and $37 million for the third quarter of 2012 and 2011, respectively, and $143 million and $122 million for the first nine months of 2012 and 2011, respectively, related to this fee.

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

Operating Results

Sales

Worldwide sales were $11.5 billion for the third quarter of 2012, a decline of 4% compared with the third quarter of 2011. The revenue decline in the third quarter was driven primarily by lower sales of Singulair. As noted above, the patent that provided U.S. market exclusivity for Singulair expired in August 2012 and the Company is experiencing a significant and rapid decline in U.S. Singulair sales. Foreign exchange unfavorably affected global sales performance by 4% for the third quarter of 2012. The revenue decline in the third quarter also reflects lower sales of Cozaar (losartan potassium), Hyzaar (losartan potassium hydrochlorothiazide), Remicade, Clarinex (desloratadine), Fosamax (alendronate sodium) and Vytorin (ezetimibe/simvastatin). These declines were partially offset by growth in Gardasil [human papillomavirus quadrivalent (types 6, 11, 16 and 18) vaccine, recombinant], Januvia (sitagliptin), Victrelis (boceprevir), Zostavax [Zoster Vaccine Live], Isentress (raltegravir) and Janumet (sitagliptin/metformin HCI).

Global sales for the first nine months of 2012 were $35.5 billion, a decrease of 1% compared with the same period in 2011. Foreign exchange unfavorably affected global sales performance by 3% for the first nine months of 2012. The sales decline in the year-to-date period was driven primarily by lower sales of Singulair, Remicade, Cozaar, Hyzaar, Clarinex, Fosamax, Primaxin (imipenem and cilastatin sodium), and Vytorin, as well as by lower revenue from the Company’s relationship with AstraZeneca LP (“AZLP”). These declines were largely offset by higher sales of Januvia, Victrelis, Gardasil, Janumet, Zostavax, Isentress, Zetia (ezetimibe), Pneumovax [pneumococcal vaccine polyvalent], and higher sales of the Company’s animal health products.

While several of the Company’s brands experienced positive volume growth trends in the European Union (the “EU”) in the first nine months of 2012, the environment in the EU continues to be challenging. Many countries have announced austerity measures, which include the implementation of pricing actions to reduce prices of generic and patented drugs and mandatory switches to generic drugs. While the Company is taking steps to mitigate the impact in the EU, the austerity measures continued to negatively affect the Company’s revenue performance in the first nine months of 2012 and the Company anticipates mid-single digit pricing pressures for the full year of 2012 across Europe as well as from the biennial price reductions in Japan.

Sales of the Company’s products were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2012	2011	2012	2011

Primary Care and Women’s Health
Cardiovascular
Zetia	$645	$614	$1,891	$1,788
Vytorin	423	469	1,312	1,407
Diabetes and Obesity
Januvia	975	846	2,952	2,364
Janumet	405	350	1,207	977
Respiratory
Singulair	602	1,336	3,373	4,018
Nasonex	292	266	960	962
Clarinex	64	128	337	492
Asmanex	42	42	141	149
Dulera	52	22	140	59
Women’s Health and Endocrine
Fosamax	152	215	522	644
NuvaRing	156	159	459	455
Follistim AQ	111	129	352	404
Implanon	93	80	254	220
Cerazette	64	74	202	199
Other
Maxalt	166	156	476	460
Arcoxia	109	108	338	321
Avelox	30	59	146	227
Hospital and Specialty
Immunology
Remicade	490	561	1,527	2,156
Simponi	86	74	236	203
Infectious Disease
Isentress	399	343	1,133	972
PegIntron	165	163	510	482
Cancidas	163	150	474	476
Victrelis	149	31	387	53
Invanz	118	107	329	296
Primaxin	109	124	301	397
Noxafil	66	61	191	171
Oncology
Temodar	227	223	688	704
Emend	111	98	358	305
Other
Cosopt/Trusopt	102	124	331	360
Bridion	68	52	186	141
Integrilin	48	53	160	172
Diversified Brands
Cozaar/Hyzaar	295	404	969	1,236
Propecia	104	112	312	330
Zocor	86	110	285	345
Claritin Rx	47	55	181	240
Remeron	52	65	175	181
Proscar	55	58	160	171
Vasotec/Vaseretic	42	57	144	173
Vaccines (1)
Gardasil	581	445	1,189	935
ProQuad/M-M-R II/Varivax	396	391	967	927
RotaTeq	150	184	433	457
Zostavax	202	108	426	254
Pneumovax	160	133	372	276
Other pharmaceutical (2)	1,023	1,015	3,031	2,975

Total Pharmaceutical segment sales	9,875	10,354	30,517	30,534

Other segment sales (3)	1,556	1,586	4,830	4,908

Total segment sales	11,431	11,940	35,347	35,442

Other (4)	57	82	183	311

	$11,488	$12,022	$35,530	$35,753

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
(3)

Reflects other non-reportable segments, including Animal Health and Consumer Care, and revenue from the Company’s relationship with AZLP primarily relating to sales of Nexium. Revenue from AZLP was $255 million and $299 million for the third quarter of 2012 and 2011, respectively, and $664 million and $928 million for the first nine months of 2012 and 2011, respectively.

(4)

Other revenues are primarily comprised of miscellaneous corporate revenues, third-party manufacturing sales, sales related to divested products or businesses and supply sales not included in segment results. The declines in other revenues in the third quarter and first nine months of 2012 as compared with the same periods of 2011 reflect lower third-party manufacturing sales, which for the year-to-date period were attributable in part to the divestiture of certain manufacturing facilities in the first quarter of 2011.

The provision for discounts includes indirect customer discounts that occur when a contracted customer purchases directly through an intermediary wholesale purchaser, known as chargebacks, as well as indirectly in the form of rebates owed based upon definitive contractual agreements or legal requirements with private sector and public sector (Medicaid and Medicare Part D) benefit providers, after the final dispensing of the product by a pharmacy to a benefit plan participant. These discounts, in the aggregate, reduced revenues by $1.3 billion and $1.5 billion for the three months ended September 30, 2012 and 2011, respectively, and $4.3 billion and $4.0 billion for the nine months ended September 30, 2012 and 2011, respectively. Inventory levels at key U.S. wholesalers for each of the Company’s major pharmaceutical products are generally less than one month.

Pharmaceutical Segment

Primary Care and Women’s Health

Cardiovascular

Sales of Zetia (also marketed as Ezetrol outside the United States), a cholesterol-absorption inhibitor, were $645 million in the third quarter of 2012, an increase of 5% compared with the third quarter of 2011, and were $1.9 billion for the first nine months of 2012, an increase of 6% compared with the same period in 2011. Foreign exchange unfavorably affected global sales performance by 4% and 2% in the third quarter and first nine months of 2012, respectively. The sales increases reflect positive performance in the United States due to pricing, as well as volume growth in Japan, partially offset by volume declines in the United States and Europe. Sales of Vytorin (marketed outside the United States as Inegy), a combination product containing the active ingredients of both Zetia and Zocor (simvastatin), were $423 million and $1.3 billion in the third quarter and first nine months of 2012, respectively, representing declines of 10% and 7%, respectively, compared with the same periods in 2011. Foreign exchange unfavorably affected global sales performance by 6% and 4% in the third quarter and first nine months of 2012, respectively. The sales declines reflect volume declines in the United States, partially offset by pricing in the United States and volume growth in certain international markets.

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

Diabetes and Obesity

Global sales of Januvia, Merck’s dipeptidyl peptidase-4 (“DPP-4”) inhibitor for the treatment of type 2 diabetes, were $975 million in the third quarter of 2012, an increase of 15% compared with the third quarter of 2011, due primarily to volume growth in the United States and Japan. Worldwide sales of Januvia were $3.0 billion for the first nine months of 2012, representing an increase of 25% compared with the same period of 2011, reflecting volume growth both in international markets, as well as in the United States.

Worldwide sales of Janumet, Merck’s oral antihyperglycemic agent that combines sitagliptin (Januvia) with metformin in a single tablet to target all three key defects of type 2 diabetes, were $405 million for the third quarter of 2012 and $1.2 billion for the first nine months of 2012, representing increases of 16% and 24%, respectively, compared with the same periods of 2011, reflecting volume growth in the United States, the emerging markets and Europe.

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

Respiratory

Worldwide sales for Singulair, a once-a-day oral medicine for the chronic treatment of asthma and for the relief of symptoms of allergic rhinitis, were $602 million for the third quarter of 2012 and $3.4 billion for the first nine months of 2012, declines of 55% and 16%, respectively, compared with the same periods of 2011, driven primarily by lower sales in United States. Revenue declines in Europe, Canada and the emerging markets also contributed to Singulair sales declines during the quarter and year-to-date period. The patent that provided U.S. market exclusivity for Singulair expired on August 3, 2012. Accordingly, the Company is experiencing a significant and rapid decline in U.S. Singulair sales and the Company expects the decline to continue. U.S. sales of Singulair declined 72% to $249 million in the third quarter of 2012 compared with the third quarter of 2011. In addition, the patent that provides market exclusivity for Singulair will expire in a number of major European markets in February 2013. The Company expects a significant and rapid reduction in sales thereafter in those markets. The patent that provides market exclusivity for Singulair in Japan will expire in 2016. For the full year of 2011, sales of Singulair were $3.5 billion in the United States, $724 million in Europe and $641 million in Japan.

Global sales of Nasonex (mometasone furoate monohydrate), an inhaled nasal corticosteroid for the treatment of nasal allergy symptoms, were $292 million for the third quarter of 2012, an increase of 10% compared with the third quarter of 2011, reflecting increases in the United States and volume growth in Japan. Worldwide sales of Nasonex were $960 million for the first nine months of 2012, comparable to the same period of 2011, driven largely by price in the United States, offset by price declines in Europe and lower volumes in Japan. Foreign exchange unfavorably affected global sales performance by 4% and 2% for the third quarter and first nine months of 2012, respectively. In June 2012, the U.S. District Court for the District of New Jersey ruled against the Company in a patent infringement suit against Apotex Inc. and Apotex Corp. (collectively “Apotex”) holding that Apotex’s generic version of Nasonex does not infringe on the Company’s patent (see Note 10 to the interim consolidated financial statements). Apotex is seeking FDA approval to sell its generic version of Nasonex. If generic versions become available, significant losses of Nasonex sales in the U.S. market are anticipated and could result in a material non-cash impairment charge related to the Nasonex intangible asset. U.S. sales of Nasonex were $604 million for the full year of 2011. As a result of the unfavorable U.S. District Court decision, the Company evaluated the Nasonex intangible asset for impairment and concluded that it was not impaired. The Company has appealed the U.S. District Court decision.

Global sales of Clarinex (marketed as Aerius in many countries outside the United States), a non-sedating antihistamine, were $64 million for the third quarter of 2012 and $337 million for the first nine months of 2012, declines of 50% and 32%, respectively, compared with the same periods of 2011, reflecting lower volumes in Europe and the United States as a result of generic competition. As previously disclosed, by virtue of litigation settlements, certain generic manufacturers were given the right to enter the U.S. market in 2012. The U.S. patent and exclusivity periods otherwise expire in 2020. In July 2012, a generic manufacturer launched a generic version of Clarinex in the United States. The Company anticipates that U.S. sales of Clarinex will continue to be negatively impacted in the fourth quarter of 2012 and beyond. U.S. sales of Clarinex were $197 million for the full year of 2011.

Women’s Health and Endocrine

Worldwide sales for Fosamax and Fosamax Plus D (alendronate sodium/cholecalciferol) (marketed as Fosavance throughout the EU and as Fosamac in Japan) for the treatment and, in the case of Fosamax, prevention of osteoporosis were $152 million for the third quarter of 2012 and $522 million for the first nine months of 2012, representing declines of 29% and 19%, respectively, over the comparable periods of 2011. These medicines have lost market exclusivity in the United States and have also lost market exclusivity in most major European markets. Accordingly, the Company is experiencing sales declines within the Fosamax product franchise and the Company expects the declines to continue.

Worldwide sales of NuvaRing (etonogestrel/ethinyl estradiol vaginal ring), a vaginal contraceptive product, were $156 million for the third quarter of 2012, a decline of 2% compared with the third quarter of 2011, and $459 million for the first nine months of 2012, an increase of 1% compared with the same period of 2011. Foreign exchange negatively affected sales performance by 6% and 4% for the third quarter and first nine months of 2012, respectively. Sales performance in both periods reflects volume growth in the emerging markets.

Global sales of Follistim AQ (follitropin beta injection) (marketed in most countries outside the United States as Puregon), a biological fertility treatment, were $111 million for the third quarter of 2012 and $352 million for the first nine months of 2012, declines of 14% and 13%, respectively, compared with the same periods of 2011, driven largely by volume declines in Europe. Puregon lost market exclusivity in the EU in August 2009. Foreign exchange unfavorably affected global sales performance by 6% and 3% for the third quarter and first nine months of 2012, respectively.

The Company is currently experiencing difficulty manufacturing certain women’s health products. The Company is working to resolve these issues.

In August 2011, Zoely (nomegestrol acetate 2.5 mg/17ß-estradiol 1.5 mg), an oral contraceptive, was granted marketing authorization by the European Commission (the “EC”) for use by women to prevent pregnancy. Zoely is a combined oral contraceptive tablet containing a unique monophasic combination of two hormones: nomegestrol acetate, a highly selective progesterone-derived progestin, and 17-beta estradiol, an estrogen that is similar to the one naturally present in a woman’s body. In November 2011, Merck received a Complete Response Letter from the FDA for NOMAC/E2 (MK-8175A), which is being marketed as Zoely in the EU. The Company is conducting an additional clinical study requested by the FDA and plans to update the application in the future.

Other

Global sales of Maxalt (rizatriptan benzoate), a product for the acute treatment of migraine, were $166 million for the third quarter of 2012, an increase of 7% compared with the third quarter of 2011, and were $476 million for the first nine months of 2012, an increase of 3% compared with the first nine months of 2011, reflecting favorable pricing in the United States, partially offset by volume declines in the United States and declines in Europe and Canada. The patent that provides U.S. market exclusivity for Maxalt will expire in December 2012. U.S. sales of Maxalt were $451 million for the full year of 2011. In addition, the patent that provides market exclusivity for Maxalt is scheduled to expire in a number of major European markets in February 2013. However, the Company has applied for a six-month pediatric extension in the EU, which has been granted by most major countries and the Company expects to obtain the extension in the remaining countries by February 2013. The Company anticipates that sales in the United States and in these European markets will decline significantly after these patent expiries.

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

Hospital and Specialty

Immunology

Sales of Remicade, a treatment for inflammatory diseases, declined 13% to $490 million for the third quarter of 2012 compared with the third quarter of 2011 reflecting declines in Europe. Foreign exchange unfavorably affected global sales performance by 13% in the third quarter of 2012. Sales of Remicade declined 29% to $1.5 billion for the first nine months of 2012 compared with the same period of 2011. Prior to July 1, 2011, Remicade was marketed by the Company outside of the United States (except in Japan and certain other Asian markets). As a result of the agreement reached in April 2011 to amend the agreement governing the distribution rights to Remicade and Simponi (as discussed above), effective July 1, 2011, Merck relinquished marketing rights for these products in certain territories including Canada, Central and South America, the Middle East, Africa and Asia Pacific. Sales performance in the first nine months of 2012 as compared with the same period in 2011 reflects these changes. In the Retained Territories, Remicade sales declined 5% in the first nine months of 2012, which reflects an 8% unfavorable effect from foreign exchange. Sales of Simponi, a once-monthly subcutaneous treatment for certain inflammatory diseases, were $86 million in the third quarter of 2012 compared with $74 million in the third quarter of 2011 due to continued uptake since launch. Sales of Simponi were $236 million for the first nine months of 2012 compared with $203 million for the first nine months of 2011. In the Retained Territories, sales of Simponi grew 35% in the first nine months of 2012 due in part to ongoing launches. In July 2012, a submission was made to the European Medicines Agency requesting approval of Simponi for the treatment of adult patients with moderately to severely active ulcerative colitis who have had an inadequate response to conventional therapy.

Infectious Disease

Global sales of Isentress, an HIV integrase inhibitor for use in combination with other antiretroviral agents for the treatment of HIV-1 infection, were $399 million in the third quarter of 2012, an increase of 16% compared with the third quarter of 2011, and were $1.1 billion in the first nine months of 2012, an increase of 17% compared with the first nine months of 2011, primarily reflecting volume growth in the United States and, for the year-to-date period, growth in Latin America and the Eastern Europe, Middle East and Africa region. Foreign exchange unfavorably affected global sales performance by 7% and 4% in the third quarter and first nine months of 2012, respectively.

Worldwide sales of PegIntron (peginterferon alpha-2b), a treatment for chronic hepatitis C, were $165 million for the third quarter of 2012, an increase of 1% compared with the third quarter of 2011, and were $510 million for the first nine months of 2012, an increase of 6% compared with the same period in 2011. Foreign exchange unfavorably affected global sales performance by 7% and 4% for the third quarter and first nine months of 2012, respectively. Sales performance in the first nine months of 2012 reflects volume growth and favorable pricing in the United States and volume growth in the Eastern Europe, Middle East and Africa region, partially offset by volume declines in Japan.

In May 2011, the FDA approved Victrelis, the Company’s innovative oral medicine for the treatment of chronic hepatitis C. Victrelis is approved for the treatment of chronic hepatitis C genotype 1 infection, in combination with peginterferon alfa and ribavirin, in adult patients (18 years of age and older) with compensated liver disease, including cirrhosis, who are previously untreated or who have failed previous interferon and ribavirin therapy. Victrelis is an antiviral agent designed to interfere with the ability of the hepatitis C virus to replicate by inhibiting a key viral enzyme. In July 2011, the EC approved Victrelis. The EC’s decision grants a single marketing authorization that is valid in the 27 countries that are members of the EU, as well as unified labeling applicable to Iceland, Liechtenstein and Norway. Victrelis is approved in 64 countries and has launched in 31 of those markets. Sales of Victrelis were $149 million and $31 million for the third quarter of 2012 and 2011, respectively, and $387 million and $53 million for the first nine months of 2012 and 2011, respectively.

Sales of Primaxin, an anti-bacterial product, were $109 million in the third quarter of 2012, a decline of 12% compared with the third quarter of 2011, primarily due to volume declines in the United States and Europe, partially offset by increases in certain emerging markets. Sales of Primaxin were $301 million for the first nine months of 2012, a decline of 24% compared with the same period of 2011, primarily reflecting volume declines in the United States, Europe, Latin America and the Eastern Europe, Middle East Africa region, partially offset by volume growth in China. Patents on Primaxin have expired worldwide and multiple generics have been launched. Accordingly, the Company is experiencing a decline in sales of Primaxin and the Company expects the decline to continue.

Oncology

Sales of Temodar (temozolomide) (marketed as Temodal outside the United States), a treatment for certain types of brain tumors, were $227 million for the third quarter of 2012, an increase of 2% compared with the third quarter of 2011, and were $688 million for the first nine months of 2012, representing a decline of 2% compared with the same period of 2011. Foreign exchange unfavorably affected global sales performance by 4% and 2% for the third quarter and first nine months of 2012, respectively. Sales performance primarily reflects generic competition in Europe, mitigated in part by price increases in the United States. Temodar lost patent exclusivity in the EU in 2009. As previously disclosed, by agreement, one generic manufacturer has been given the right to enter the U.S. market in August 2013. The U.S. patent and exclusivity periods otherwise will expire in February 2014.

Global sales of Emend (aprepitant), for the prevention of chemotherapy-induced and post-operative nausea and vomiting, were $111 million in the third quarter of 2012, an increase of 12% compared with the third quarter of 2011, and were $358 million for the first nine months of 2012, an increase of 17% compared with the first nine months of 2011. Foreign exchange unfavorably affected global sales performance by 6% and 3% for the third quarter and first nine months of 2012, respectively. Sales performance in both periods primarily reflects volume growth in the United States, as well as in the emerging markets. In addition, higher volumes in Japan also contributed to sales growth in the first nine months of 2012.

Other

Worldwide sales of ophthalmic products Cosopt (dorzolamide hydrochloride-timolol maleate ophthalmic solution) and Trusopt (dorzolamide hydrochloride ophthalmic solution) were $102 million in the third quarter of 2012, a decline of 18% compared with the third quarter of 2011, and were $331 million for the first nine months of 2012, a decrease of 8% compared with the same period in 2011, primarily reflecting lower sales in Europe. The year-to-date decline was mitigated in part by higher Cosopt sales in Japan. Foreign exchange unfavorably affected global sales performance by 6% and 4% for the third quarter and first nine months of 2012, respectively. The patent that provided U.S. market exclusivity for Cosopt and Trusopt has expired. Trusopt has also lost market exclusivity in a number of major European markets. The patent for Cosopt will expire in a number of major European markets in March 2013 and the Company expects sales in those markets to decline significantly thereafter.

In February 2012, the FDA approved Cosopt PF (dorzolamide hydrochloride-timolol maleate ophthalmic solution), Merck’s preservative-free formulation of Cosopt ophthalmic solution, indicated for the reduction of elevated intraocular pressure in appropriate patients with open-angle glaucoma or ocular hypertension.

Bridion (sugammadex), for the reversal of certain muscle relaxants used during surgery, is currently approved and has been launched in many countries outside of the United States. Sales of Bridion were $68 million and $52 million for the third quarter of 2012 and 2011, respectively, and were $186 million and $141 million for the first nine months of 2012 and 2011, respectively. Sugammadex is in Phase III development in the United States.

In 2009, the FDA approved Saphris (asenapine), an antipsychotic indicated for the treatment of schizophrenia in adults and for the acute treatment, as monotherapy or adjunctive therapy to lithium or valproate, of manic or mixed episodes associated with bipolar I disorder in adults. In 2010, asenapine, sold under the brand name Sycrest, received marketing approval in the EU for the treatment of moderate to severe manic episodes associated with bipolar I disorder in adults. In 2010, Merck and H. Lundbeck A/S (“Lundbeck”) announced a worldwide commercialization agreement for Sycrest sublingual tablets (5 mg, 10 mg). Under the terms of the agreement, Lundbeck paid a fee and makes product supply payments in exchange for exclusive commercial rights to Sycrest in all markets outside the United States, China and Japan. Merck’s sales of Saphris were $39 million and $34 million in the third quarter of 2012 and 2011, respectively, and were $123 million and $80 million for the first nine months of 2012 and 2011, respectively. Merck continues to focus on building the brand awareness of Saphris in the United States. If increasing the brand awareness in the United States or Lundbeck’s on-going launch of the product in the EU is not successful, the Company may take a non-cash impairment charge with respect to the value of the Saphris/Sycrest intangible asset, which had a carrying value of approximately $570 million at September 30, 2012. If the Saphris/Sycrest intangible asset is determined to be impaired, the impairment charge could be material.

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

Global sales of Cozaar and its companion agent Hyzaar (a combination of Cozaar and hydrochlorothiazide), treatments for hypertension, declined 27% in the third quarter of 2012 and 22% in the first nine months of 2012 compared with the same periods of 2011. The patents that provided market exclusivity for Cozaar and Hyzaar in the United States and in a number of major international markets have expired. Accordingly, the Company is experiencing significant declines in Cozaar and Hyzaar sales and the Company expects the declines to continue.

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

Worldwide sales of Gardasil recorded by Merck grew 31% in the third quarter of 2012 to $581 million and rose 27% to $1.2 billion for the first nine months of 2012 reflecting growth in the United States driven by greater uptake in males, and growth in the emerging markets, particularly in Latin America and the Asia Pacific region. In addition, the launch in Japan also contributed to the performance of Gardasil in the year-to-date period. Gardasil, the world’s top-selling human papillomavirus (“HPV”) vaccine, is indicated for girls and women 9 through 26 years of age for the prevention of cervical, vulvar, vaginal and anal cancer caused by HPV types 16 and 18, certain precancerous or dysplastic lesions caused by HPV types 6, 11, 16 and 18, and genital warts caused by HPV types 6 and 11. Gardasil is also approved in the United States for use in boys and men 9 through 26 years of age for the prevention of anal cancer caused by HPV types 16 and 18, anal dysplasias and precancerous lesions caused by HPV types 6, 11, 16 and 18, and genital warts caused by HPV types 6 and 11.

In recent years, the Company has experienced difficulties in producing its varicella zoster virus (“VZV”)-containing vaccines. These difficulties have resulted in supply constraints for ProQuad, Varivax and Zostavax.

ProQuad [Measles, Mumps, Rubella and Varicella Virus Vaccine Live], a pediatric combination vaccine to help protect against measles, mumps, rubella and varicella, one of the VZV-containing vaccines, became available for ordering in October 2012. Merck’s sales of ProQuad were $37 million in the first quarter of 2011 when ProQuad was last available.

Merck’s sales of Varivax, a vaccine to help prevent chickenpox (varicella), were $283 million for the third quarter of 2012 compared with $290 million for the third quarter of 2011 and were $675 million for the first nine months of 2012 compared with $640 million for the first nine months of 2011. The sales increase in the first nine months of 2012 was driven primarily by positive performance in the United States from volume growth and favorable pricing. Merck’s sales of M-M-R II [Measles, Mumps and Rubella Virus Vaccine Live], a vaccine to help protect against measles, mumps and rubella, were $111 million for the third quarter of 2012 compared with $102 million for the third quarter of 2011 and were $292 million for the first nine months of 2012 compared with $251 million for the first nine months of 2011 driven primarily by higher volumes in the United States.

Global sales of RotaTeq [Rotavirus Vaccine, Live, Oral, Pentavalent], a vaccine to help protect against rotavirus gastroenteritis in infants and children, recorded by Merck were $150 million in the third quarter of 2012, a decline of 19% compared with the third quarter of 2011, due primarily to lower public sector sales in the United States, as well as lower sales in the emerging markets. Sales for the first nine months of 2012 were $433 million, a decline of 5% compared with the first nine months of 2011, largely reflecting lower public sector sales in the United States, partially offset by volume growth in the emerging markets.

Merck’s sales of Zostavax, a vaccine to help prevent shingles (herpes zoster) in adults 50 years of age and older, were $202 million in the third quarter of 2012 as compared with $108 million in the third quarter of 2011 and were $426 million in the first nine months of 2012 compared with $254 million in the first nine months of 2011. Sales performance in the third quarter and first nine months of 2012 reflects a positive response to supply availability and increased promotional efforts in the United States. The Company experienced supply issues in 2011. No broad international launches or immunization programs are currently planned for 2012.

Merck’s sales of Pneumovax, a vaccine to help prevent pneumococcal disease, grew 20% to $160 million in the third quarter of 2012 and increased 35% to $372 million in the first nine months of 2012 compared with the same periods of 2011. Sales growth in both periods was driven primarily by positive performance in the United

States due to higher volumes and favorable pricing. In addition, higher sales in Japan contributed to sales growth for the first nine months of 2012.

Merck’s adult formulation of Vaqta [Hepatitis A Vaccine, Inactivated], a vaccine against hepatitis A which was experiencing supply issues, became available in the third quarter of 2012.

Other

Animal Health

Animal Health includes pharmaceutical and vaccine products for the prevention, treatment and control of disease in all major farm and companion animal species. Animal Health sales are affected by intense competition and the frequent introduction of generic products. Global sales of Animal Health products totaled $815 million for the third quarter of 2012, a decline of 1% compared with the third quarter of 2011. Foreign exchange unfavorably affected global sales performance by 8% in the third quarter of 2012. Sales of Animal Health products for the first nine months of 2012 were $2.5 billion, an increase of 5% compared with the same period in 2011, which reflects a 5% unfavorable effect from foreign exchange. Excluding the impact of foreign exchange, sales performance in both periods reflects growth in cattle, poultry and companion animal products. In addition, higher sales of swine products also contributed to sales growth for the first nine months of 2012.

Consumer Care

Consumer Care products include over-the-counter, foot care and sun care products such as Claritin non-drowsy antihistamines; MiraLAX, a treatment for occasional constipation; Dr. Scholl’s foot care products; and Coppertone sun care products. Global sales of Consumer Care products were $451 million for the third quarter of 2012, an increase of 7% compared with the third quarter of 2011, and were $1.6 billion for the first nine months of 2012, an increase of 5% compared with the first nine months of 2011. Sales growth in both periods reflects higher sales of Dr. Scholl’s and Coppertone. Higher sales of MiraLAX and Claritin also contributed to revenue growth in the first nine months of 2012. Revenue growth in the year-to-date period was partially offset by lower sales of Marvelon, an oral contraceptive, which is an over-the-counter product in China. Consumer Care product sales are affected by competition and consumer spending patterns.

Costs, Expenses and Other

In February 2010, subsequent to the Merck and Schering-Plough Corporation (“Schering-Plough”) merger (the “Merger”), the Company commenced actions under a global restructuring program (the “Merger Restructuring Program”) in conjunction with the integration of the legacy Merck and legacy Schering-Plough businesses. This Merger Restructuring Program is intended to optimize the cost structure of the combined company. In July 2011, the Company announced the latest phase of the Merger Restructuring Program during which the Company expects to reduce its workforce measured at the time of the Merger by an additional 12% to 13% across the Company worldwide. A majority of the workforce reductions in this phase of the Merger Restructuring Program relate to manufacturing (including Animal Health), administrative and headquarters organizations. Previously announced workforce reductions of approximately 17% in earlier phases of the program primarily reflect the elimination of positions in sales, administrative and headquarters organizations, as well as from the sale or closure of certain manufacturing and research and development sites and the consolidation of office facilities. The Company will continue to hire employees in strategic growth areas of the business as necessary. The Company will also continue to pursue productivity efficiencies and evaluate its manufacturing supply chain capabilities on an ongoing basis which may result in future restructuring actions.

The Company recorded total pretax restructuring costs of $150 million and $255 million in the third quarter of 2012 and 2011, respectively, and $718 million and $1.2 billion in the first nine months of 2012 and 2011, respectively, related to this program. The restructuring actions under the Merger Restructuring Program are expected to be substantially completed by the end of 2013, with the exception of certain actions, principally manufacturing-related, which are expected to be substantially completed by 2016. The Company now expects the estimated total cumulative pretax costs for this program to be approximately $7.2 billion to $7.5 billion. The increase from original estimates primarily reflects accelerated depreciation related to additional facility closures identified during the Company’s ongoing assessment of worldwide capacity requirements for its manufacturing, research and administrative facilities subsequent to the Merger, including the recently announced move of the Company’s worldwide headquarters to Summit, New Jersey. The Company estimates that approximately two-thirds of the cumulative pretax costs relate to cash outlays, primarily related to employee separation expense. Approximately one-third of the cumulative pretax costs are non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested. The Company expects the Merger Restructuring Program to yield annual savings by the end of 2013 of approximately $3.5 billion to $4.0 billion and annual savings upon completion of the program of approximately $4.0 billion to $4.6 billion. These cost savings, which are expected to come from all areas of the Company’s pharmaceutical business, are in addition to the previously announced ongoing cost reduction initiatives at both legacy companies. Additional savings will come from non-restructuring-related activities.

In October 2008, Merck announced a global restructuring program (the “2008 Restructuring Program”) to reduce its cost structure, increase efficiency, and enhance competitiveness. As part of the 2008 Restructuring Program, the Company expects to eliminate approximately 7,200 positions — 6,800 active employees and 400 vacancies — across the Company worldwide. Pretax restructuring costs of $13 million and $20 million were recorded in the third quarter of 2012 and 2011, respectively, and $23 million and $25 million were recorded in the first nine months of 2012 and 2011, respectively, related to the 2008 Restructuring Program. The 2008 Restructuring Program was substantially completed in 2011, with the exception of certain manufacturing-related actions, which are expected to be completed by 2015, with the total cumulative pretax costs estimated to be up to $2.0 billion. The Company estimates that two-thirds of the cumulative pretax costs relate to cash outlays, primarily from employee separation expense. Approximately one-third of the cumulative pretax costs are non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested. Merck expects the 2008 Restructuring Program to yield cumulative pretax savings of $3.8 billion to $4.2 billion from 2008 to 2013.

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

Materials and Production

Materials and production costs were $4.1 billion for the third quarter of 2012, a decline of 5% compared with the third quarter of 2011, and were $12.3 billion for the first nine months of 2012, a decline of 3% compared with the first nine months of 2011. Costs in the third quarter of 2012 and 2011 include $1.2 billion and $1.3 billion, respectively, and for each of the first nine months of 2012 and 2011 include $3.7 billion, of expenses for the amortization of intangible assets recognized in connection with mergers and acquisitions. Costs in the first nine months of 2011 also include an intangible asset impairment charge of $118 million. The Company may recognize additional non-cash impairment charges in the future related to product intangibles that were measured at fair value and capitalized in connection with mergers and acquisitions and such charges could be material. Also included in materials and production costs were costs associated with restructuring activities which amounted to $60 million and $99 million in the third quarter of 2012 and 2011, respectively, and $148 million and $280 million in the first nine months of 2012 and 2011, respectively, including accelerated depreciation and asset write-offs related to the planned sale or closure of manufacturing facilities. Separation costs associated with manufacturing-related headcount reductions have been incurred and are reflected in Restructuring costs as discussed below.

Gross margin was 64.0% in the third quarter of 2012 compared with 63.8% in the third quarter of 2011 and was 65.4% in the first nine months of 2012 compared with 64.5% in the first nine months of 2011. The amortization of intangible assets, impairment charges and restructuring charges noted above had an unfavorable effect on gross margin of 11.2 and 11.5 percentage points for the third quarter of 2012 and 2011, respectively, and 10.8 and 11.8 percentage points for the first nine months of 2012 and 2011, respectively. Excluding these impacts, the gross margins in 2012 as compared with the same periods of 2011 declined reflecting the significant decline in Singulair sales as a result of the loss of U.S. market exclusivity, partially offset by improvements resulting from other changes in product mix and lower costs due to manufacturing efficiencies. The Company anticipates that gross margin will continue to be negatively affected by the Singulair U.S. patent expiry and by the Singulair patent expiry in major European markets in 2013.

Marketing and Administrative

Marketing and administrative expenses were $3.1 billion in the third quarter of 2012, a decline of 8% compared with the third quarter of 2011, and were $9.4 billion in the first nine months of 2012, a decrease of 6% compared with the first nine months of 2011. The declines were due to the favorable impact of foreign exchange, a decline in promotion costs and lower selling costs resulting from restructuring activities. Expenses for the third quarter of 2012 and 2011 include restructuring costs of $25 million and $31 million, respectively, and for the first nine months of 2012 and 2011 include $70 million and $77 million, respectively, related primarily to accelerated depreciation for facilities to be closed or divested. Separation costs associated with sales force reductions have been incurred and are reflected in Restructuring costs as discussed below. Marketing and administrative expenses also include $68 million and $57 million of acquisition-related costs in the third quarter of 2012 and 2011, respectively, and $183 million and $192 million for the first nine months of 2012 and 2011, respectively, consisting largely of integration costs.

Research and Development

Research and development expenses were $1.9 billion for the third quarter of 2012, a decline of 2% compared with the third quarter of 2011, and were $5.9 billion for the first nine months of 2012, a decrease of 2% compared with the first nine months of 2011. Research and development expenses are comprised of the costs directly incurred by Merck Research Labs (“MRL”), the Company’s research and development division that focuses on human health-related activities, which were approximately $1.1 billion in each of the third quarter of 2012 and the third quarter of 2011, and were $3.3 billion and $3.4 billion in the first nine months of 2012 and 2011, respectively. Also included in research and development expenses are costs incurred by other divisions in support of research and development activities, including depreciation, production and general administrative, as well as certain costs from operating segments, including Pharmaceutical, Animal Health and Consumer Care, which were $798 million and $800 million in the aggregate for the third quarter of 2012 and 2011, respectively, and $2.4 billion and $2.3 billion for the first nine months of 2012 and 2011, respectively. Research and development expenses in 2012 and 2011 were favorably affected by cost savings resulting from restructuring activities.

Research and development expenses also include in-process research and development (“IPR&D”) impairment charges and research and development related restructuring charges. During the third quarter of 2012 and 2011, the Company recorded $40 million and $22 million, respectively, and for the first nine months of 2012 and 2011, recognized $176 million and $343 million, respectively, of IPR&D impairment charges primarily for programs that had previously been deprioritized and were subsequently deemed to have no alternative use during the period. Certain of the charges in 2011 were also attributable to compounds that were out-licensed to a third party for consideration that was less than the related asset’s carrying value. The Company may recognize additional non-cash impairment charges in the future for the cancellation or delay of other pipeline programs that were measured at fair value and capitalized in connection with mergers and acquisitions and such charges could be material. Research and development expenses also reflect accelerated depreciation and asset abandonment costs associated with restructuring activities of $(32) million and $28 million in the third quarter of 2012 and 2011, respectively, and $54 million and $89 million in the first nine months of 2012 and 2011, respectively. In the third quarter of 2012, the Company recorded an adjustment to accelerated depreciation costs included in research and development expenses revising previously recorded amounts for certain facilities. Included in research and development expenses in the first nine months of 2012 is a $120 million upfront payment related to an agreement with Endocyte, Inc. (“Endocyte”). See “Research and Development Update” below.

Restructuring Costs

Restructuring costs, primarily representing separation and other related costs associated with restructuring activities, were $110 million and $473 million for the third quarter and first nine months of 2012, nearly all of which related to the Merger Restructuring Program. Restructuring costs were $119 million and $773 million for the third quarter and first nine months of 2011, respectively. Separation costs were incurred associated with actual headcount reductions, as well as estimated expenses under existing severance programs for headcount reductions that were probable and could be reasonably estimated. Merck eliminated approximately 535 positions in the third quarter of 2012, of which 525 related to the Merger Restructuring Program and 10 related to the 2008 Restructuring Program. During the first nine months of 2012, Merck eliminated approximately 2,475 positions of which 2,325 related to the Merger Restructuring Program and 150 related to the 2008 Restructuring Program. For the third quarter of 2011, Merck eliminated 1,510 positions of which 1,300 related to the Merger Restructuring Program, 110 related to the 2008 Restructuring Program and 100 related to a legacy Schering-Plough program. During the first nine months of 2011, Merck eliminated approximately 3,025 positions of which 2,635 related to the Merger Restructuring Program, 290 related to the 2008 Restructuring Program and 100 related to the legacy Schering-Plough program. These position eliminations are comprised of actual headcount reductions, and the elimination of contractors and vacant positions. Also included in restructuring costs are curtailment, settlement and termination charges associated with pension and other postretirement benefit plans, share-based compensation and shutdown costs. For segment reporting, restructuring costs are unallocated expenses. Additional costs associated with the Company’s restructuring activities are included in Materials and production, Marketing and administrative and Research and development. (See Note 2 to the interim consolidated financial statements.)

Equity Income from Affiliates

Equity income from affiliates, which reflects the performance of the Company’s joint ventures and other equity method affiliates, primarily AZLP, was $158 million in the third quarter of 2012 compared with $161 million in the third quarter of 2011 and $410 million for the first nine months of 2012 compared with $354 million in the first nine months of 2011. The increase in the first nine months of 2012 largely reflects higher equity income from AZLP. (See “Selected Joint Venture and Affiliate Information” below.)

Other (Income) Expense, Net

Other (income) expense, net was $200 million of expense in the third quarter of 2012 compared with $66 million of expense in the third quarter of 2011. The third quarter of 2011 includes a $136 million gain on the divestiture of the Company’s interest in the Johnson & Johnson°Merck Consumer Pharmaceuticals Company (“JJMCP”) joint venture (see Note 8 to the interim consolidated financial statements). Other (income) expense, net was $446 million of expense in the first nine months of 2012 compared with $809 million of expense in the first nine months of 2011. Included in other (income) expense, net during the first nine months of 2011 was a $500 million charge related to the resolution of the arbitration proceeding involving the Company’s rights to market Remicade and Simponi (see Note 4 to the interim consolidated financial statements), as well as the $136 million gain on the divestiture of the Company’s interest in the JJMCP joint venture noted above, and a $127 million gain on the sale of certain manufacturing facilities and related assets.

Segment Profits

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2012	2011	2012	2011

Pharmaceutical segment profits	$6,265	$6,355	$19,767	$19,014
Other non-reportable segment profits	819	783	2,397	2,300
Other	(4,866)	(4,786)	(14,759)	(15,561)

Income before income taxes	$2,218	$2,352	$7,405	$5,753

Segment profits are comprised of segment sales less standard costs and certain operating expenses directly incurred by the segment and components of equity income or loss from affiliates and depreciation and amortization expenses. For internal management reporting presented to the chief operating decision maker, Merck does not allocate materials and production costs, other than standard costs, the majority of research and development expenses or general and administrative expenses, nor the cost of financing these activities. Separate divisions maintain responsibility for monitoring and managing these costs, including depreciation related to fixed assets utilized by these divisions and, therefore, they are not included in segment profits. Also excluded from the determination of segment profits are the arbitration settlement charge, a gain on the divestiture of the Company’s interest in the JJMCP joint venture, and a gain on the sale of certain manufacturing facilities and related assets recorded in 2011, the amortization of purchase accounting adjustments and other acquisition-related costs, intangible asset impairment charges, restructuring costs, taxes paid at the joint venture level and a portion of equity income. Additionally, segment profits do not reflect other expenses from corporate and manufacturing cost centers and other miscellaneous income or expense. These unallocated items are reflected in “Other” in the above table. Also included in “Other” are miscellaneous corporate profits (losses), as well as operating profits (losses) related to third-party manufacturing sales, divested products or businesses, and other supply sales.

Pharmaceutical segment profits declined 1% in the third quarter of 2012, driven primarily by the effects of the loss of U.S. market exclusivity for Singulair. Pharmaceutical segment profits increased 4% in first nine months of 2012 driven largely by lower operating expenses, partially offset by the effects of the loss of U.S. market exclusivity for Singulair.

Taxes on Income

The effective tax rates of 20.5% and 27.8% for the third quarter and first nine months of 2012 and 26.7% and 15.7% for the third quarter and first nine months of 2011 reflect the impacts of acquisition-related costs and restructuring costs, partially offset by the beneficial impact of foreign earnings. In addition, the effective tax rates for the third quarter and first nine months of 2012 also reflect the favorable impacts of a tax settlement with the Canada Revenue Agency (the “CRA”) and the realization of foreign tax credits. The effective tax rate for the first nine months of 2011 also reflects the net favorable impact of approximately $700 million relating to the settlement of Merck’s 2002-2005 federal income tax audit, the favorable impact of certain foreign and state tax rate changes that resulted in a net $230 million reduction of deferred tax liabilities on intangibles established in purchase accounting, as well as the unfavorable impact of the $500 million charge related to the resolution of the arbitration proceeding with J&J.

Net Income and Earnings per Common Share

Net income attributable to Merck & Co., Inc. was $1.7 billion for the third quarter of 2012 compared with $1.7 billion for the third quarter of 2011 and $5.3 billion for the first nine months of 2012 compared with $4.8 billion for the first nine months of 2011. Earnings per common share assuming dilution attributable to Merck & Co., Inc. common shareholders (“EPS”) for the third quarter of 2012 were $0.56 compared with $0.55 in the third quarter of 2011 and were $1.71 for the first nine months of 2012 compared with $1.53 for the first nine months of

2011. Net income and EPS were up slightly in the third quarter of 2012 as compared with the third quarter of 2011 due primarily to lower marketing and administrative expenses, lower restructuring costs and the favorable impact of tax items, largely offset by the effects of the loss of U.S. market exclusivity for Singulair in 2012, as well as the gain recognized in 2011 on the divestiture of the Company’s interest in the JJMCP joint venture. The increases in net income and EPS in the first nine months of 2012 as compared with the same period in 2011 were primarily due to lower marketing and administrative expenses, lower restructuring costs, lower intangible asset impairment charges and the arbitration settlement charge recorded in 2011, partially offset by the effects of the loss of U.S. market exclusivity for Singulair in 2012, as well as by the favorable impact of tax items and the gains recognized on certain divestitures in 2011.

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

A reconciliation between GAAP financial measures and non-GAAP financial measures is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

($ in millions except per share amounts)	2012	2011	2012	2011

Pretax income as reported under GAAP	$2,218	$2,352	$7,405	$5,753
Increase (decrease) for excluded items:
Acquisition-related costs	1,340	1,363	4,046	4,460
Restructuring costs	163	277	745	1,219
Other items:
Gain on divestiture of interest in JJMCP joint venture and other	-	(137)	-	(137)
Arbitration settlement charge	-	-	-	500
Gain on sale of manufacturing facilities and related assets	-	-	-	(127)

	3,721	3,855	12,196	11,668

Taxes on income as reported under GAAP	455	628	2,055	904
Estimated tax benefit on excluded items	300	287	848	1,025
Tax benefit from settlement of federal income tax audit	-	-	-	700
Tax benefit from foreign and state tax rate changes	-	-	-	230

	755	915	2,903	2,859

Non-GAAP net income	2,966	2,940	9,293	8,809

Less: Net income attributable to noncontrolling interests	34	32	89	89

Non-GAAP net income attributable to Merck & Co., Inc.	$2,932	$2,908	$9,204	$8,720

EPS assuming dilution as reported under GAAP	$0.56	$0.55	$1.71	$1.53
EPS difference (1)	0.39	0.39	1.28	1.27

Non-GAAP EPS assuming dilution	$0.95	$0.94	$2.99	$2.80

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

Certain Other Items

Non-GAAP income and non-GAAP EPS exclude certain other items. These items represent substantive, unusual items that are evaluated on an individual basis. Such evaluation considers both the quantitative and the qualitative aspect of their unusual nature and generally represent items that, either as a result of their nature or magnitude, management would not anticipate that they would occur as part of the Company’s normal business on a regular basis. Certain other items are comprised of the gain on the divestiture of the Company’s interest in the JJMCP joint venture, the arbitration settlement charge and the gain associated with the sale of certain manufacturing facilities and related assets recorded in 2011 discussed above. Also excluded from non-GAAP income and non-GAAP EPS are the tax benefits from the settlement of a federal income tax audit and the favorable impact of certain foreign and state tax rate changes that resulted in a net reduction of deferred tax liabilities on intangibles established in purchase accounting.

Research and Development Update

In November 2012, Merck announced that the New Drug Application (“NDA”) for suvorexant (MK-4305), the Company’s investigational insomnia medicine, has been accepted for standard review by the FDA. The NDA for suvorexant was based on data from a broad clinical development program, including: two pivotal, three-month efficacy trials that evaluated the ability of suvorexant to help patients fall asleep and stay asleep; a 12-month study, followed by a two-month discontinuation phase, that was designed to assess the safety of suvorexant, while also evaluating its longer term efficacy and the impact of stopping treatment; and two next-day driving studies that provided an assessment of residual effects following evening use of suvorexant. If approved, suvorexant would be the first in a new class of medicines, called orexin receptor antagonists, for use in patients with difficulty falling or staying asleep. Suvorexant will be evaluated by the Controlled Substance Staff of the FDA during NDA review. If approved by the FDA, suvorexant will become available after a schedule assessment and determination has been completed by the U.S. Drug Enforcement Administration, which routinely occurs after FDA approval. The Company is continuing with plans to seek approval for suvorexant in other countries around the world.

In October 2012, the Company announced it had completed a study of sugammadex (MK-8616), a neuromuscular blockade reversal agent, to assess bleeding risk when co-administered with anticoagulants in a surgical setting. The Company continues to anticipate resubmitting an NDA for sugammadex to the FDA in 2012. Sugammadex is marketed outside the United States as Bridion.

In September 2012, Merck and Cardiome Pharma Corp. (“Cardiome”) announced that Merck will return the global marketing and development rights for both the intravenous and oral formulations for vernakalant, a treatment for atrial fibrillation, to Cardiome for business reasons.

In August 2012, Merck provided an update on the cardiovascular development programs for vorapaxar (MK-5348), Tredaptive (MK-0524A) and anacetrapib (MK-0859). Following a review of the clinical trial data and discussions with external experts, Merck plans to file applications for vorapaxar, an investigational anti-thrombotic medicine, in the United States and the EU in 2013. Merck plans to seek an indication for the prevention of cardiovascular events in patients with a history of heart attack and no history of transient ischemic attack or stroke. Discussions with worldwide regulatory agencies are continuing. For Tredaptive, Merck confirmed that the HPS2-THRIVE (Treatment of HDL to Reduce the Incidence of Vascular Events) study is on track to complete later in 2012, and Merck plans to file applications in the United States and the EU in 2013. The event-driven cardiovascular clinical outcomes trial of anacetrapib, REVEAL (Randomized EValuation of the Effects of Anacetrapib through Lipid-modification), which like HPS2-THRIVE is being led by Oxford University’s Clinical Trial Service Unit, is predicted to be completed in 2017.

In June 2012, Merck announced that the FDA issued a Complete Response Letter regarding the NDA for ridaforolimus (MK-8669). Ridaforolimus is an investigational oral mTOR inhibitor under development for maintenance therapy for patients with metastatic soft tissue or bone sarcoma who have stable disease or better after four or more cycles of chemotherapy. The Complete Response Letter states that the FDA cannot approve the application in its present form, and that additional clinical trial(s) would need to be conducted to further assess safety and efficacy. The Company is evaluating next steps. Merck also is in ongoing discussions with health authorities in Europe and other countries as part of their application procedures for ridaforolimus for the treatment of metastatic soft-tissue or bone sarcomas in patients who had a favorable response to chemotherapy. Additionally, Merck is studying ridaforolimus in combination with other mechanisms in several tumor types. As part of an exclusive license agreement with ARIAD Pharmaceuticals, Inc. (“ARIAD”), Merck is responsible for the development and worldwide commercialization of ridaforolimus in oncology. ARIAD has exercised its option to co-promote ridaforolimus for sarcoma if the drug is approved in the United States.

In March 2012, Merck announced that the FDA issued a Complete Response Letter regarding Merck’s NDA for Atozet (MK-0653C), an investigational combination medicine for the treatment of primary or mixed hyperlipidemia. In the letter, the FDA advised Merck that it has completed its review of the submission and stated that additional data are needed. Merck is planning to submit additional information to the FDA for ezetimibe and atorvastatin by the end of 2012, including supportive data from studies that were completed earlier this year. The previously disclosed patent litigation with Pfizer has been resolved.

In October 2012, the Company discontinued the clinical development program for MK-0524B, a combination product of extended-release niacin with laropriprant and simvastatin for cholesterol management, for business reasons. This has no impact on the HPS2-THRIVE trial or the MK-0524A program, both of which are continuing as planned.

Merck has also decided at this time to discontinue the clinical development program for MK-0431E, a combination product of sitagliptin and atorvastatin for the treatment of type 2 diabetes, for business reasons.

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

In October 2012, Merck and AiCuris entered into an exclusive licensing agreement which provides Merck with worldwide rights to develop and commercialize candidates in AiCuris’ novel portfolio of investigational medicines targeting Human Cytomegalovirus (“HCMV”), including letermovir (AIC246), an oral, late-stage antiviral candidate being investigated for the treatment and prevention of HCMV infection in transplant recipients. AiCuris will receive a €110 million upfront payment (approximately $140 million at September 30, 2012), which the Company will record as research and development expense, and is eligible for milestone payments of up to €332.5 million based on successful achievement of development, regulatory and commercialization goals for HCMV candidates, including letermovir, an additional back-up candidate as well as other Phase I candidates designed to act via an alternate mechanism. In addition, AiCuris will be entitled to receive royalty payments reflecting the advanced stage of the clinical program on any potential products that result from the agreement. Merck will be responsible for all development activities and costs. The agreement may be terminated by either party in the event of a material uncured breach or insolvency. The agreement may be terminated by Merck at any time in the event that any of the compounds licensed from AiCuris develop an adverse safety profile or any material adverse issue arises related to the development, efficacy or dosing regimen of any of the compounds and/or in the event that certain patents are invalid and/or unenforceable in certain jurisdictions. Merck (i) may terminate the agreement with respect to certain compounds after successful completion of the first proof of concept clinical trial or (ii) must terminate the agreement with respect to certain compounds if Merck fails to minimally invest in such compounds.

In addition, Merck may terminate the agreement as a whole at any time upon six months prior written notice at any time after completion of the first Phase III clinical trial for a compound. AiCuris may terminate the agreement in the event that Merck challenges any AiCuris patent covering the compounds licensed from AiCuris. Upon termination of the agreement, depending upon the circumstances, the parties have varying rights and obligations with respect to the continued development and commercialization of compounds and, in the case of termination for cause by Merck, certain royalty obligations. Closing of the transaction is contingent upon obtaining clearance from the relevant authorities.

The chart below reflects the Company’s research pipeline as of November 1, 2012. Candidates shown in Phase III include specific products and the date such candidate entered into Phase III development. Candidates shown in Phase II include the most advanced compound with a specific mechanism or, if listed compounds have the same mechanism, they are each currently intended for commercialization in a given therapeutic area. Small molecules and biologics are given MK-number designations and vaccine candidates are given V-number designations. Candidates in Phase I, additional indications in the same therapeutic area and additional claims, line extensions or formulations for in-line products are not shown.

Phase II	Phase III (Phase III entry date)	Under Review

Allergy

      MK-8237, Immunotherapy(1)

Asthma

      MK-1029

Cancer

      MK-0646 (dalotuzumab)

      MK-1775

      MK-2206

      MK-7965 (dinaciclib)(2)

Contraception, Medicated IUS

      MK-8342

Hepatitis C

      MK-5172

HIV

      MK-1439

Insomnia

      MK-6096

Migraine

      MK-1602

Overactive Bladder

      MK-4618

Pneumoconjugate Vaccine

      V-114

Psoriasis

      MK-3222

Rheumatoid Arthritis

      MK-8457

Allergy

      MK-7243, Grass pollen (March 2008)(1)

      MK-3641, Ragweed (September 2009)(1)

Atherosclerosis

      MK-0524A (extended-release niacin/laropiprant) (U.S.)

          (December 2005)

      MK-0859 (anacetrapib) (May 2008)

Clostridium difficile Infection

      MK-3415A (actoxumab/bezlotoxumab) (November 2011)

Contraception

      MK-8175A (NOMAC/E2) (U.S.) (June 2006)(3)

Diabetes Mellitus

      MK-3102 (September 2012)

Fertility

      MK-8962 (corifollitropin alfa for injection) (U.S.) (July 2006)

Hepatitis C

      MK-7009 (vaniprevir) (June 2011)(4)

Herpes Zoster

      V212 (inactivated VZV vaccine) (December 2010)

HPV-Related Cancers

      V503 (HPV vaccine (9 valent)) (September 2008)

Neuromuscular Blockade Reversal

      MK-8616 (sugammadex) (U.S.) (November 2005)

Osteoporosis

      MK-0822 (odanacatib) (September 2007)

Parkinson’s Disease

      MK-3814 (preladenant) (July 2010)

Pediatric Hexavalent Combination Vaccine

      V419 (April 2011)

Platinum-Resistant Ovarian Cancer

      MK-8109 (vintafolide) (April 2011)(5)

Thrombosis

      MK-5348 (vorapaxar) (September 2007)

Atherosclerosis MK-0653C (Atozet) (U.S.)(6) Insomnia MK-4305 (suvorexant) (U.S.) Sarcoma MK-8669 (ridaforolimus) (EU) (U.S.)(7)

Footnotes:

(1)   North American rights only.

(2)   Phase IIb/III adaptive design in patients with chronic lymphocytic leukemia.

(3)   In November 2011, Merck received a Complete Response letter from the FDA for NOMAC/E2 (MK-8175A). The Company is conducting an additional clinical study requested by the FDA and plans to update the application in the future.

(4)  For development in Japan only.

(5)  Vintafolide started Phase III clinical trials in April 2011 sponsored by Endocyte, Inc.

(6)   In March 2012, Merck received a Complete Response Letter from the FDA for Atozet (MK-0653C). Merck is planning to submit additional information to the FDA.

(7)   In June 2012, Merck received a Complete Response Letter from the FDA for ridaforolimus (MK-8669). The Company is evaluating next steps.

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

In June 2012, Merck and AstraZeneca amended the 1998 option agreement which gave AstraZeneca the option to buy Merck’s common stock interest in KBI and, through it, Merck’s interest in Nexium and Prilosec as well as AZLP. The updated agreement eliminates AstraZeneca’s option to acquire Merck’s interest in KBI in 2012 and provides AstraZeneca a new option to acquire Merck’s interest in KBI in June 2014. As a result of the amended agreement, Merck will continue to record supply sales and equity income from the partnership for the remainder of 2012 and 2013. In 2014, AstraZeneca has the option to purchase Merck’s interest in KBI based in part on the value of Merck’s interest in Nexium and Prilosec. AstraZeneca’s option is exercisable between March 1, 2014 and April 30, 2014. If AstraZeneca chooses to exercise this option, the closing date is expected to be June 30, 2014. Under the amended agreement, AstraZeneca will make a payment to Merck upon closing of $327 million, reflecting an estimate of the fair value of Merck’s interest in Nexium and Prilosec. This portion of the exercise price is subject to a true-up in 2018 based on actual sales from closing in 2014 to June 2018. The exercise price will also include an additional amount equal to a multiple of ten times Merck’s average 1% annual profit allocation in the partnership for the three years prior to exercise. The Company believes that it is likely that AstraZeneca will exercise its option in 2014. If AstraZeneca exercises its option, the Company will no longer record equity income from AZLP and supply sales to AZLP will decline substantially.

Sanofi Pasteur MSD

In 1994, Merck and Pasteur Mérieux Connaught (now Sanofi Pasteur S.A.) established an equally-owned joint venture to market vaccines in Europe and to collaborate in the development of combination vaccines for distribution in Europe. Total vaccine sales reported by SPMSD were $336 million and $375 million in the third quarter of 2012 and 2011, respectively, and were $771 million and $805 million for the first nine months of 2012 and 2011, respectively. SPMSD sales of Gardasil were $82 million and $59 million for the third quarter of 2012 and 2011, respectively, and were $197 million and $183 million for the first nine months of 2012 and 2011, respectively.

The Company records the results from its interest in AZLP and SPMSD in Equity income from affiliates.

Liquidity and Capital Resources

	September 30,	December 31,
($ in millions)	2012	2011

Cash and investments	$23,677	$18,430
Working capital	20,646	16,936
Total debt to total liabilities and equity	18.4%	16.7%

During the first nine months of 2012, cash provided by operating activities was $8.2 billion compared with $9.2 billion in the first nine months of 2011. Cash provided by operating activities in the first nine months of 2012 reflects the payment of $960 million (including interest) related to the resolution of certain litigation related to Vioxx (see Note 10 to the interim consolidated financial statements). Cash provided by operating activities continues to be the Company’s primary source of funds to finance operating needs, capital expenditures, treasury stock purchases and dividends paid to shareholders. During the fourth quarter of 2012, the Company anticipates contributing approximately $900 million to its U.S. defined benefit pension plans.

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

Cash used in investing activities was $2.4 billion in the first nine months of 2012 compared with $1.2 billion in the first nine months of 2011 primarily reflecting higher purchases of securities and other investments in 2012, as well as proceeds received from the disposition of businesses in 2011, partially offset by higher proceeds from the sales of securities and other investments in 2012 and the use of funds for the acquisitions of businesses in 2011. Cash used in financing activities in the first nine months of 2012 was $2.0 billion compared with $4.7 billion in the first nine months of 2011. The lower use of cash in financing activities was primarily driven by proceeds from the issuance of debt, lower payments on debt and higher proceeds from the exercise of stock options, partially offset by a decrease in short-term borrowings, higher dividends paid to stockholders and increased purchases of treasury stock.

At September 30, 2012, the total of worldwide cash and investments was $23.7 billion, including $18.1 billion of cash, cash equivalents and short-term investments and $5.6 billion of long-term investments. Generally 80%-90% of these cash and investments are held by foreign subsidiaries and would be subject to significant tax payments if such cash and investments were repatriated in the form of dividends. The Company records U.S. deferred tax liabilities for certain unremitted earnings, but when amounts earned overseas are expected to be indefinitely reinvested outside of the United States, no accrual for U.S. taxes is provided. The amount of cash and investments held by U.S. and foreign subsidiaries fluctuates due to a variety of factors including the timing and receipt of payments in the normal course of business. Cash provided by operating activities in the United States continues to be the Company’s primary source of funds to finance domestic operating needs, capital expenditures, treasury stock purchases and dividends paid to shareholders.

As previously disclosed, the Canada Revenue Agency (the “CRA”) had proposed adjustments for 1999 and 2000 relating to intercompany pricing matters and, in July 2011, the CRA issued assessments for other miscellaneous audit issues for tax years 2001-2004. In the third quarter of 2012, Merck and the CRA reached a settlement that calls for Merck to pay additional Canadian tax of approximately $65 million. The Company’s unrecognized tax benefits related to these matters exceeded the settlement amount and therefore the Company recorded a net $112 million tax provision benefit in the third quarter of 2012. A portion of the taxes paid is expected to be creditable for U.S. tax purposes. The Company had previously established reserves for these matters. The resolution of these matters did not have a material effect on the Company’s results of operations, financial position or liquidity.

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

Capital expenditures totaled $1.2 billion and $1.1 billion for the first nine months of 2012 and 2011, respectively.

Dividends paid to stockholders were $3.8 billion and $3.5 billion for the first nine months of 2012 and 2011, respectively. In May and July 2012, the Board of Directors declared a quarterly dividend of $0.42 per share on the Company’s common stock payable in July and October of 2012, respectively.

In April 2011, Merck’s Board of Directors approved additional purchases of up to $5.0 billion of Merck’s common stock for its treasury. The Company purchased $1.4 billion of its common stock (36 million shares) for its treasury during the first nine months of 2012. The Company has approximately $3.0 billion remaining under this program. The treasury stock purchases have no time limit and will be made over time on the open market, in block transactions or in privately negotiated transactions.

In September 2012, the Company closed an underwritten public offering of $2.5 billion senior unsecured notes consisting of $1.0 billion aggregate principle amount of 1.1% notes due 2018, $1.0 billion aggregate principle amount of 2.4% notes due 2022 and $500 million aggregate principle amount of 3.6% notes due 2042. Interest on the notes is payable semi-annually. The notes of each series are redeemable in whole or in part at any time at the Company’s option at varying redemption prices. Proceeds from the notes will be used for general corporate purposes, including making contributions to the Company’s pension plans and the repayment of outstanding commercial paper and upcoming debt maturities.

In May 2012, the Company terminated its existing credit facilities and entered into a new $4.0 billion, five-year credit facility maturing in May 2017. The facility provides backup liquidity for the Company’s commercial paper borrowing facility and is to be used for general corporate purposes. The Company has not drawn funding from this facility.

Critical Accounting Policies

The Company’s significant accounting policies, which include management’s best estimates and judgments, are included in Note 2 to the consolidated financial statements for the year ended December 31, 2011 included in Merck’s Form 10-K filed on February 28, 2012. Certain of these accounting policies are considered critical as disclosed in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Merck’s Form 10-K because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates. There have been no significant changes in the Company’s critical accounting policies since December 31, 2011.

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

Item 4.  Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures over financial reporting for the period covered by this Form 10–Q. Based on this assessment, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2012, the Company’s disclosure controls and procedures are effective. There have been no changes in internal control over financial reporting for the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities for the three months ended September 30, 2012 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

			($ in millions)
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)

July 1 - July 31	2,464,800	$42.08	$3,397

August 1 - August 31	812,900	$43.13	$3,362

September 1 - September 30	7,140,066	$44.25	$3,046

Total	10,417,766	$43.65	$3,046

(1)All shares purchased during the period were made as part of a plan approved by the Board of Directors in April 2011 to purchase up to $5 billion in Merck shares.

Item 6.  Exhibits

Number	Description

3.1	Restated Certificate of Incorporation of Merck & Co., Inc. (November 3, 2009) – Incorporated by reference to Current Report on Form 8-K filed on November 4, 2009

3.2	By-Laws of Merck & Co., Inc. (effective January 1, 2012) – Incorporated by reference to Current Report on Form 8-K filed December 21, 2011

10	Amended and Restated KBI Shares Option Agreement dated as of June 26, 2012 by and among AstraZeneca AB, Merck Sharp & Dohme Corp. and Merck Holdings LLC

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101	The following materials from Merck & Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Income, (ii) the Consolidated Statement of Comprehensive Income, (iii) the Consolidated Balance Sheet, (iv) the Consolidated Statement of Cash Flows, and (v) Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCK & CO., INC.
Date: November 9, 2012	/s/ Bruce N. Kuhlik
BRUCE N. KUHLIK
Executive Vice President and General Counsel

Date: November 9, 2012	/s/ John Canan
JOHN CANAN
Senior Vice President Finance - Global Controller

EXHIBIT INDEX

Number	Description

3.1	Restated Certificate of Incorporation of Merck & Co., Inc. (November 3, 2009) – Incorporated by reference to Current Report on Form 8-K filed on November 4, 2009

3.2	By-Laws of Merck & Co., Inc. (effective January 1, 2012) – Incorporated by reference to Current Report on Form 8-K filed December 21, 2011

10	Amended and Restated KBI Shares Option Agreement dated as of June 26, 2012 by and among AstraZeneca AB, Merck Sharp & Dohme Corp. and Merck Holdings LLC

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101	The following materials from Merck & Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Income, (ii) the Consolidated Statement of Comprehensive Income, (iii) the Consolidated Balance Sheet, (iv) the Consolidated Statement of Cash Flows, and (v) Notes to Consolidated Financial Statements.