Form 10-Q
period 2013-06-30
Merck & Co. Inc.
filed 2013-08-07
CIK 310158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______
Commission File No. 1-6571
Merck & Co., Inc.
One Merck Drive
Whitehouse Station, N.J. 08889-0100
(908) 423-1000

Incorporated in New Jersey	I.R.S. Employer
Identification No. 22-1918501
The number of shares of common stock outstanding as of the close of business on July 31, 2013: 2,926,375,532
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Part I - Financial Information
Item 1. Financial Statements
MERCK & CO., INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF INCOME
(Unaudited, $ in millions except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Sales	$11,010	$12,311	$21,681	$24,041
Costs, Expenses and Other
Materials and production	4,284	4,112	8,243	8,150
Marketing and administrative	3,140	3,249	6,126	6,322
Research and development	2,101	2,165	4,008	4,026
Restructuring costs	155	144	274	363
Equity income from affiliates	(116)	(142)	(249)	(253)
Other (income) expense, net	201	103	484	247
	9,765	9,631	18,886	18,855
Income Before Taxes	1,245	2,680	2,795	5,186
Taxes on Income	310	860	244	1,599
Net Income	$935	$1,820	$2,551	$3,587
Less: Net Income Attributable to Noncontrolling Interests	29	27	52	56
Net Income Attributable to Merck & Co., Inc.	$906	$1,793	$2,499	$3,531
Basic Earnings per Common Share Attributable to Merck & Co., Inc. Common Shareholders	$0.30	$0.59	$0.83	$1.16
Earnings per Common Share Assuming Dilution Attributable to Merck & Co., Inc. Common Shareholders	$0.30	$0.58	$0.82	$1.15
Dividends Declared per Common Share	$0.43	$0.42	$0.86	$0.84

MERCK & CO., INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited, $ in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Income Attributable to Merck & Co., Inc.	$906	$1,793	$2,499	$3,531
Other Comprehensive Income (Loss) Net of Taxes:
Net unrealized gain on derivatives, net of reclassifications	35	102	271	44
Net unrealized (loss) gain on investments, net of reclassifications	(81)	1	(80)	30
Benefit plan net gain and prior service cost, net of amortization	51	18	212	18
Cumulative translation adjustment	(136)	(30)	(481)	(86)
	(131)	91	(78)	6
Comprehensive Income Attributable to Merck & Co., Inc.	$775	$1,884	$2,421	$3,537
 The accompanying notes are an integral part of these consolidated financial statements.

MERCK & CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited, $ in millions except per share amounts)

	June 30, 2013	December 31, 2012
Assets
Current Assets
Cash and cash equivalents	$15,090	$13,451
Short-term investments	3,008	2,690
Accounts receivable (net of allowance for doubtful accounts of $137 in 2013 and $163 in 2012) (excludes accounts receivable of $490 in 2013 and $473 in 2012 classified in Other assets - see Note 4)	7,779	7,672
Inventories (excludes inventories of $1,515 in 2013 and $1,606 in 2012 classified in Other assets - see Note 5)	6,766	6,535
Deferred income taxes and other current assets	4,352	4,509
Total current assets	36,995	34,857
Investments	8,555	7,305
Property, Plant and Equipment, at cost, net of accumulated depreciation of $17,594 in 2013 and $17,385 in 2012	15,683	16,030
Goodwill	12,198	12,134
Other Intangibles, Net	26,333	29,083
Other Assets	7,112	6,723
	$106,876	$106,132
Liabilities and Equity
Current Liabilities
Loans payable and current portion of long-term debt	$5,582	$4,315
Trade accounts payable	2,253	1,753
Accrued and other current liabilities	8,872	9,737
Income taxes payable	409	1,200
Dividends payable	1,286	1,343
Total current liabilities	18,402	18,348
Long-Term Debt	22,526	16,254
Deferred Income Taxes and Noncurrent Liabilities	15,843	16,067
Merck & Co., Inc. Stockholders’ Equity
Common stock, $0.50 par value Authorized - 6,500,000,000 shares Issued - 3,577,103,522 shares in 2013 and 2012	1,788	1,788
Other paid-in capital	39,891	40,646
Retained earnings	39,915	39,985
Accumulated other comprehensive loss	(4,760)	(4,682)
	76,834	77,737
Less treasury stock, at cost: 650,630,672 shares in 2013 and 550,468,221 shares in 2012	29,334	24,717
Total Merck & Co., Inc. stockholders’ equity	47,500	53,020
Noncontrolling Interests	2,605	2,443
Total equity	50,105	55,463
	$106,876	$106,132
The accompanying notes are an integral part of this consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, $ in millions)

	Six Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities
Net income	$2,551	$3,587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,329	3,594
Intangible asset impairment charges	594	136
Equity income from affiliates	(249)	(253)
Dividends and distributions from equity affiliates	68	122
Deferred income taxes	(319)	(365)
Share-based compensation	142	169
Other	372	143
Net changes in assets and liabilities	(1,809)	(2,059)
Net Cash Provided by Operating Activities	4,679	5,074
Cash Flows from Investing Activities
Capital expenditures	(764)	(762)
Purchases of securities and other investments	(8,818)	(4,001)
Proceeds from sales of securities and other investments	7,195	4,174
Other	99	21
Net Cash Used in Investing Activities	(2,288)	(568)
Cash Flows from Financing Activities
Net change in short-term borrowings	1,702	1,637
Proceeds from issuance of debt	6,467	—
Payments on debt	(515)	(2)
Purchases of treasury stock	(6,105)	(985)
Dividends paid to stockholders	(2,638)	(2,559)
Proceeds from exercise of stock options	641	601
Other	(3)	(3)
Net Cash Used in Financing Activities	(451)	(1,311)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(301)	26
Net Increase in Cash and Cash Equivalents	1,639	3,221
Cash and Cash Equivalents at Beginning of Year	13,451	13,531
Cash and Cash Equivalents at End of Period	$15,090	$16,752
The accompanying notes are an integral part of this consolidated financial statement.

Notes to Interim Consolidated Financial Statements (unaudited)

1.	Basis of Presentation
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
The Company recorded total pretax restructuring costs of $265 million and $293 million in the second quarter of 2013 and 2012, respectively, and $418 million and $572 million in the first six months of 2013 and 2012, respectively, related to this program. Since inception of the Merger Restructuring Program through June 30, 2013, Merck has recorded total pretax accumulated costs of approximately $6.5 billion and eliminated approximately 23,810 positions comprised of employee separations, as well as the elimination of contractors and vacant positions. The restructuring actions under the Merger Restructuring Program are expected to be substantially completed by the end of 2013, with the exception of certain actions, principally manufacturing-related. Subsequent to the Merger, the Company has rationalized a number of manufacturing sites worldwide. The remaining actions under this program will result in additional manufacturing facility rationalizations, which are expected to be substantially completed by 2016. The Company expects the estimated total cumulative pretax costs for this program to be approximately $7.2 billion to $7.5 billion. The Company estimates that approximately two-thirds of the cumulative pretax costs relate to cash outlays, primarily related to employee separation expense. Approximately one-third of the cumulative pretax costs are non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested.
2008 Global Restructuring Program
In October 2008, Merck announced a global restructuring program (the “2008 Restructuring Program”) to reduce its cost structure, increase efficiency, and enhance competitiveness. As part of the 2008 Restructuring Program, the Company expects to eliminate approximately 7,200 positions — 6,800 active employees and 400 vacancies — across the Company worldwide. Pretax restructuring costs of $13 million and $(4) million were recorded in the second quarter of 2013 and 2012, respectively, and $54 million and $10 million were recorded in the first six months of 2013 and 2012, respectively, related to the 2008 Restructuring Program. Since inception of the 2008 Restructuring Program through June 30, 2013, Merck has recorded total pretax accumulated costs of approximately $1.7 billion and eliminated approximately 6,460 positions comprised of employee separations and the elimination of contractors and vacant positions. The 2008 Restructuring Program was substantially completed in 2011, with the exception of certain manufacturing-related actions, which are expected to be completed by the end of 2015, with the total cumulative pretax costs estimated to be up to $2.0 billion. The Company estimates that two-thirds of the cumulative pretax costs relate to cash outlays, primarily from employee separation expense. Approximately one-third of the cumulative pretax costs are non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested.

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

For segment reporting, restructuring charges are unallocated expenses.
The following tables summarize the charges related to Merger Restructuring Program and 2008 Restructuring Program activities by type of cost:

	Three Months Ended June 30, 2013				Six Months Ended June 30, 2013
($ in millions)	Separation Costs	Accelerated Depreciation	Other	Total	Separation Costs	Accelerated Depreciation	Other	Total
Merger Restructuring Program
Materials and production	$—	$30	$62	$92	$—	$61	$71	$132
Marketing and administrative	—	9	5	14	—	24	5	29
Research and development	—	14	—	14	—	29	—	29
Restructuring costs	129	—	16	145	194	—	34	228
	129	53	83	265	194	114	110	418
2008 Restructuring Program
Materials and production	—	(2)	3	1	—	(2)	6	4
Marketing and administrative	—	2	—	2	—	4	—	4
Restructuring costs	2	—	8	10	34	—	12	46
	2	—	11	13	34	2	18	54
	$131	$53	$94	$278	$228	$116	$128	$472
	Three Months Ended June 30, 2012				Six Months Ended June 30, 2012
($ in millions)	Separation Costs	Accelerated Depreciation	Other	Total	Separation Costs	Accelerated Depreciation	Other	Total
Merger Restructuring Program
Materials and production	$—	$58	$20	$78	$—	$37	$37	$74
Marketing and administrative	—	20	1	21	—	43	2	45
Research and development	—	41	—	41	—	82	4	86
Restructuring costs	124	—	29	153	304	—	63	367
	124	119	50	293	304	162	106	572
2008 Restructuring Program
Materials and production	—	1	4	5	—	3	11	14
Restructuring costs	(13)	—	4	(9)	(11)	—	7	(4)
	(13)	1	8	(4)	(11)	3	18	10
	$111	$120	$58	$289	$293	$165	$124	$582
Separation costs are associated with actual headcount reductions, as well as those headcount reductions which were probable and could be reasonably estimated. In the second quarter of 2013 and 2012, approximately 670 positions and 780 positions, respectively, were eliminated under the Merger Restructuring Program. In addition, approximately 10 positions were eliminated in the second quarter of 2013 under the 2008 Restructuring Program. In the first six months of 2013 and 2012, approximately 1,405 positions and 1,800 positions, respectively, were eliminated under the Merger Restructuring Program and approximately 55 positions and 140 positions, respectively, were eliminated under the 2008 Restructuring Program.These position eliminations were comprised of actual headcount reductions and the elimination of contractors and vacant positions.
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

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

The following table summarizes the charges and spending relating to Merger Restructuring Program and 2008 Restructuring Program activities for the six months ended June 30, 2013:

($ in millions)	Separation Costs	Accelerated Depreciation	Other	Total
Merger Restructuring Program
Restructuring reserves January 1, 2013	$699	$—	$19	$718
Expense	194	114	110	418
(Payments) receipts, net	(227)	—	(56)	(283)
Non-cash activity	—	(114)	(67)	(181)
Restructuring reserves June 30, 2013 (1)	$666	$—	$6	$672
2008 Restructuring Program
Restructuring reserves January 1, 2013	$77	$—	$—	$77
Expense	34	2	18	54
(Payments) receipts, net	(49)	—	(11)	(60)
Non-cash activity	—	(2)	(7)	(9)
Restructuring reserves June 30, 2013 (1)	$62	$—	$—	$62

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
In February 2013, Merck and Supera Farma Laboratorios S.A. (“Supera”), a Brazilian pharmaceutical company co-owned by Cristália and Eurofarma, established the previously announced joint venture that markets, distributes and sells a portfolio of innovative pharmaceutical and branded generic products from Merck, Cristália and Eurofarma in Brazil. Merck owns 51% of the joint venture, and Cristália and Eurofarma collectively own 49%. The transaction was accounted for as an acquisition of a business; accordingly, the assets acquired and liabilities assumed were recorded at their respective fair values. This resulted in Merck recognizing intangible assets for currently marketed products of $89 million, in-process research and development (“IPR&D”) of $100 million, goodwill of $103 million, and deferred tax liabilities of $64 million. The Company also recorded increases to Noncontrolling interests and Other paid-in capital in the amounts of $112 million and $116 million, respectively. This transaction

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

closed on February 1, 2013, and accordingly, the results of operations of the acquired business have been included in the Company’s results of operations beginning after that date.
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
The objective of the revenue hedging program is to reduce the potential for longer-term unfavorable changes in foreign exchange rates to decrease the U.S. dollar value of future cash flows derived from foreign currency denominated sales, primarily the euro and Japanese yen. To achieve this objective, the Company will hedge a portion of its forecasted foreign currency denominated third-party and intercompany distributor entity sales that are expected to occur over its planning cycle, typically no more than 3 years into the future. The Company will layer in hedges over time, increasing the portion of third-party and intercompany distributor entity sales hedged as it gets closer to the expected date of the forecasted foreign currency denominated sales. The portion of sales hedged is based on assessments of cost-benefit profiles that consider natural offsetting exposures, revenue and exchange rate volatilities and correlations, and the cost of hedging instruments. The hedged anticipated sales are a specified component of a portfolio of similarly denominated foreign currency-based sales transactions, each of which responds to the hedged currency risk in the same manner. The Company manages its anticipated transaction exposure principally with purchased local currency put options, which provide the Company with a right, but not an obligation, to sell foreign currencies in the future at a predetermined price. If the U.S. dollar strengthens relative to the currency of the hedged anticipated sales, total changes in the options’ cash flows offset the decline in the expected future U.S. dollar equivalent cash flows of the hedged foreign currency sales. Conversely, if the U.S. dollar weakens, the options’ value reduces to zero, but the Company benefits from the increase in the U.S. dollar equivalent value of the anticipated foreign currency cash flows.
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

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

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
Foreign exchange risk is also managed through the use of foreign currency debt. The Company’s senior unsecured euro-denominated notes have been designated as, and are effective as, economic hedges of the net investment in a foreign operation. Accordingly, foreign currency transaction gains or losses due to spot rate fluctuations on the euro-denominated debt instruments are included in foreign currency translation adjustment within OCI. Included in the cumulative translation adjustment are pretax gains of $40 million and $92 million for the first six months of 2013 and 2012, respectively, from the euro-denominated notes.

Interest Rate Risk Management
The Company may use interest rate swap contracts on certain investing and borrowing transactions to manage its net exposure to interest rate changes and to reduce its overall cost of borrowing. The Company does not use leveraged swaps and, in general, does not leverage any of its investment activities that would put principal capital at risk. There were no interest rate swaps outstanding as of December 31, 2012.
During the second quarter of 2013, the Company entered into nine pay-floating, received-fixed interest rate swap contracts designated as fair value hedges of fixed-rate notes in which the notional amounts match the amount of the hedged fixed-rate notes.

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

There are four swaps maturing in 2016 with notional amounts of $250 million each that effectively convert the Company’s 0.70% fixed-rate notes due 2016 to floating-rate instruments; four swaps maturing in 2018 with notional amounts of $250 million each that effectively convert the Company’s 1.30% fixed-rate notes due 2018 into floating-rate instruments; and one swap with a notional amount of $200 million that effectively converts a portion of the Company’s 6.00% fixed-rate notes due 2017 to floating-rate instruments. In July 2013, the Company entered into two additional interest rate swap contracts, one with a notional amount of $250 million and one with a notional amount of $300 million, that effectively convert a portion of the Company’s 6.00% fixed-rate notes due 2017 to floating-rate instruments. The interest rate swap contracts are designated hedges of the fair value changes in the notes attributable to changes in the benchmark London Interbank Offered Rate (“LIBOR”) swap rate. The fair value changes in the notes attributable to changes in the LIBOR are recorded in interest expense and offset by the fair value changes in the swap contracts. The cash flows from these contracts are reported as operating activities in the Consolidated Statement of Cash Flows.
Presented in the table below is the fair value of derivatives on a gross basis segregated between those derivatives that are designated as hedging instruments and those that are not designated as hedging instruments:

		June 30, 2013			December 31, 2012
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S. Dollar Notional
($ in millions)	Balance Sheet Caption	Asset	Liability		Asset	Liability
Derivatives Designated as Hedging Instruments
Interest rate swap contracts (non-current)	Other assets	$1	$—	$200	$—	$—	$—
Interest rate swap contracts (non-current)	Deferred income taxes and noncurrent liabilities	—	33	2,000	—	—	—
Foreign exchange contracts (current)	Deferred income taxes and other current assets	544	—	5,721	281	—	6,646
Foreign exchange contracts (non-current)	Other assets	603	—	6,103	387	—	5,989
Foreign exchange contracts (current)	Accrued and other current liabilities	—	3	659	—	13	938
Foreign exchange contracts (non-current)	Deferred income taxes and noncurrent liabilities	—	4	440	—	—	—
		$1,148	$40	$15,123	$668	$13	$13,573
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts (current)	Deferred income taxes and other current assets	$144	$—	$5,504	$55	$—	$4,548
Foreign exchange contracts (non-current)	Other assets	—	—	—	8	—	232
Foreign exchange contracts (current)	Accrued and other current liabilities	—	58	3,288	—	216	8,203
		$144	$58	$8,792	$63	$216	$12,983
		$1,292	$98	$23,915	$731	$229	$26,556

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

	June 30, 2013		December 31, 2012
($ in millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the consolidated balance sheet	$1,292	$98	$731	$229
Gross amount subject to offset in master netting arrangements not offset in the consolidated balance sheet	(94)	(92)	(195)	(195)
Cash collateral (received) posted	(855)	—	(305)	—
Net amounts	$343	$6	$231	$34

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

The table below provides information on the location and pretax gain or loss amounts for derivatives that are: (i) designated in a fair value hedging relationship, (ii) designated in a foreign currency cash flow hedging relationship, (iii) designated in a foreign currency net investment hedging relationship and (iv) not designated in a hedging relationship:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2013	2012	2013	2012
Derivatives designated in a fair value hedging relationship
Interest rate swap contracts
Amount of loss recognized in Other (income) expense, net on derivatives	$33	$—	$33	$—
Amount of gain recognized in Other (income) expense, net on hedged item	(33)	—	(33)	—
Derivatives designated in foreign currency cash flow hedging relationships
Foreign exchange contracts
Amount of loss reclassified from AOCI to Sales	2	26	34	53
Amount of gain recognized in OCI on derivatives	(36)	(154)	(385)	(34)
Derivatives designated in foreign currency net investment hedging relationships
Foreign exchange contracts
Amount of gain recognized in Other (income) expense, net on derivatives (1)	(1)	(2)	(3)	(11)
Amount of (gain) loss recognized in OCI on derivatives	(65)	86	(244)	(56)
Derivatives not designated in a hedging relationship
Foreign exchange contracts
Amount of gain recognized in Other (income) expense, net on derivatives (2)	(32)	(279)	(8)	(26)
Amount of loss (gain) recognized in Sales on hedged item	7	—	(3)	—

(1)	There was no ineffectiveness on the hedge. Represents the amount excluded from hedge effectiveness testing.

(2)	These derivative contracts mitigate changes in the value of remeasured foreign currency denominated monetary assets and liabilities attributable to changes in foreign currency exchange rates.

At June 30, 2013, the Company estimates $59 million of pretax net unrealized gains on derivatives maturing within the next 12 months that hedge foreign currency denominated sales over that same period will be reclassified from AOCI to Sales. The amount ultimately reclassified to Sales may differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity.
Investments in Debt and Equity Securities
Information on available-for-sale investments is as follows:

	June 30, 2013				December 31, 2012
	Fair Value	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized
($ in millions)			Gains	Losses			Gains	Losses
Corporate notes and bonds	$6,222	$6,243	$20	$(41)	$5,063	$5,013	$52	$(2)
Commercial paper	2,240	2,240	—	—	2,150	2,150	—	—
U.S. government and agency securities	1,339	1,351	—	(12)	1,206	1,204	2	—
Asset-backed securities	931	935	1	(5)	837	835	3	(1)
Mortgage-backed securities	538	543	1	(6)	435	436	2	(3)
Foreign government bonds	81	82	—	(1)	108	107	1	—
Equity securities	444	393	51	—	403	370	33	—
	$11,795	$11,787	$73	$(65)	$10,202	$10,115	$93	$(6)
Available-for-sale debt securities included in Short-term investments totaled $3.0 billion at June 30, 2013. Of the remaining debt securities, $7.5 billion mature within five years. At June 30, 2013 and December 31, 2012, there were no debt securities pledged as collateral.

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

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

	Fair Value Measurements Using				Fair Value Measurements Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
($ in millions)	June 30, 2013				December 31, 2012
Assets
Investments
Corporate notes and bonds	$—	$6,222	$—	$6,222	$—	$5,063	$—	$5,063
Commercial paper	—	2,240	—	2,240	—	2,150	—	2,150
U.S. government and agency securities	—	1,339	—	1,339	—	1,206	—	1,206
Asset-backed securities (1)	—	931	—	931	—	837	—	837
Mortgage-backed securities (1)	—	538	—	538	—	435	—	435
Foreign government bonds	—	81	—	81	—	108	—	108
Equity securities	212	—	—	212	196	—	—	196
	212	11,351	—	11,563	196	9,799	—	9,995
Other assets
Securities held for employee compensation	193	39	—	232	169	38	—	207
Derivative assets (2)
Purchased currency options	—	953	—	953	—	546	—	546
Forward exchange contracts	—	338	—	338	—	185	—	185
Interest rate swaps	—	1	—	1	—	—	—	—
	—	1,292	—	1,292	—	731	—	731
Total assets	$405	$12,682	$—	$13,087	$365	$10,568	$—	$10,933
Liabilities
Derivative liabilities (2)
Forward exchange contracts	$—	$63	$—	$63	$—	$216	$—	$216
Written currency options	—	2	—	2	—	13	—	13
Interest rate swaps	—	33	—	33	—	—	—	—
Total liabilities	$—	$98	$—	$98	$—	$229	$—	$229

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

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

There were no transfers between Level 1 and Level 2 during the first six months of 2013. As of June 30, 2013, Cash and cash equivalents of $15.1 billion included $14.3 billion of cash equivalents (which would be considered Level 2 in the fair value hierarchy).

Other Fair Value Measurements
Some of the Company’s financial instruments, such as cash and cash equivalents, receivables and payables, are reflected in the balance sheet at carrying value, which approximates fair value due to their short-term nature.
The estimated fair value of loans payable and long-term debt (including current portion) at June 30, 2013 was $29.0 billion compared with a carrying value of $28.1 billion and at December 31, 2012 was $22.8 billion compared with a carrying value of $20.6 billion. Fair value was estimated using recent observable market prices and would be considered Level 2 in the fair value hierarchy.

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
The majority of the Company’s accounts receivable arise from product sales in the United States and Europe and are primarily due from drug wholesalers and retailers, hospitals, government agencies, managed health care providers and pharmacy benefit managers. The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in their credit profile. The Company also continues to monitor economic conditions, including the volatility associated with international sovereign economies, and associated impacts on the financial markets and its business, taking into consideration the global economic downturn and the sovereign debt issues in certain European countries. The Company continues to monitor the credit and economic conditions within Greece, Italy, Spain, and Portugal, among other members of the EU. These economic conditions, as well as inherent variability of timing of cash receipts, have resulted in, and may continue to result in, an increase in the average length of time that it takes to collect accounts receivable outstanding. As such, time value of money discounts have been recorded for those customers for which collection of accounts receivable is expected to be in excess of one year. At June 30, 2013 and December 31, 2012, Other assets included $490 million and $473 million, respectively, of accounts receivable not expected to be collected within one year. The Company does not expect to have write-offs or adjustments to accounts receivable which would have a material adverse effect on its financial position, liquidity or results of operations.
At June 30, 2013, the Company’s accounts receivable in Greece, Italy, Spain and Portugal totaled approximately $1.2 billion. Of this amount, hospital and public sector receivables were approximately $825 million in the aggregate, of which approximately 11%, 38%, 40% and 11% related to Greece, Italy, Spain and Portugal, respectively. At June 30, 2013, the Company’s total accounts receivable outstanding for more than one year were approximately $350 million, of which approximately 60% related to accounts receivable in Greece, Italy, Spain and Portugal, mostly comprised of hospital and public sector receivables.
Additionally, the Company continues to expand in the emerging markets. Payment terms in these markets tend to be longer, resulting in an increase in accounts receivable balances in certain of these markets.
Derivative financial instruments are executed under International Swaps and Derivatives Association master agreements. The master agreements with several of the Company’s financial institution counterparties also include credit support annexes. These annexes contain provisions that require collateral to be exchanged depending on the value of the derivative assets and liabilities, the Company’s credit rating, and the credit rating of the counterparty. As of June 30, 2013 and December 31, 2012, the Company had received cash collateral of $855 million and $305 million, respectively, from various counterparties and the obligation to return such collateral is recorded in Accrued and other current liabilities. The Company had not advanced any cash collateral to counterparties as of June 30, 2013 or December 31, 2012.

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

5.	Inventories
Inventories consisted of:

($ in millions)	June 30, 2013	December 31, 2012
Finished goods	$2,214	$1,924
Raw materials and work in process	5,783	5,921
Supplies	235	244
Total (approximates current cost)	8,232	8,089
Increase to LIFO costs	49	52
	$8,281	$8,141
Recognized as:
Inventories	$6,766	$6,535
Other assets	1,515	1,606
Amounts recognized as Other assets are comprised almost entirely of raw materials and work in process inventories. At both June 30, 2013 and December 31, 2012, these amounts included $1.4 billion of inventories not expected to be sold within one year. In addition, these amounts included $162 million and $196 million at June 30, 2013 and December 31, 2012, respectively, of inventories produced in preparation for product launches.

6.	Other Intangibles
In connection with mergers and acquisitions, the Company measures the fair value of marketed products and research and development pipeline programs and capitalizes these amounts. During the second quarter and first six months of 2013, the Company recorded an intangible asset impairment charge of $330 million within Materials and production costs related to Saphris/Sycrest. During the second quarter, the Company reduced cash flow projections for Saphris/Sycrest as a result of reduced expectations in international markets and in the United States. These revisions to cash flows indicated that the Saphris/Sycrest intangible asset value was not recoverable on an undiscounted cash flows basis. Utilizing market participant assumptions, and considering several different scenarios, the Company concluded that its best estimate of the current fair value of the intangible asset related to Saphris/Sycrest was approximately $170 million, which resulted in the recognition of an impairment charge.
In addition, during the second quarter of 2013 and 2012, the Company recorded $234 million and $127 million, respectively, and during the first six months of 2013 and 2012, recorded $264 million and $136 million, respectively, of IPR&D impairment charges within Research and development expenses. Of the IPR&D impairment charges recorded in the second quarter and first six months of 2013, approximately $181 million related to the write-off of the intangible asset associated with preladenant as a result of the discontinuation of the clinical development program for this compound. In addition, the Company recorded impairment charges resulting from changes in cash flow assumptions for certain compounds. The remaining impairment charges for the first six months of 2013 and the charges in the second quarter and first six months of 2012 reflect impairments primarily related to pipeline programs that had previously been deprioritized and were subsequently deemed to have no alternative use in the period. The Company may recognize additional non-cash impairment charges in the future related to other pipeline programs or marketed products and such charges could be material.
During the first quarter of 2013, the Company recorded goodwill and other intangible assets in connection with the formation of a joint venture with Supera (see Note 3).

7.	Joint Ventures and Other Equity Method Affiliates
Equity income from affiliates reflects the performance of the Company’s joint ventures and other equity method affiliates and was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2013	2012	2013	2012
AstraZeneca LP	$105	$140	$230	$253
Other (1)	11	2	19	—
	$116	$142	$249	$253

(1)	Includes results from Sanofi Pasteur MSD.

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

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
Summarized financial information for AZLP is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2013	2012	2013	2012
Sales	$1,142	$1,150	$2,300	$2,192
Materials and production costs	575	520	1,126	959
Other expense, net	419	350	801	732
Income before taxes (1)	$148	$280	$373	$501

(1)	Merck’s partnership returns from AZLP are generally contractually determined and are not based on a percentage of income from AZLP, other than with respect to Merck’s 1% limited partnership interest.

8.	Loans Payable, Long-Term Debt and Other Commitments

In May 2013, the Company completed an underwritten public offering of $6.5 billion senior unsecured notes consisting of $1.0 billion aggregate principal amount of 0.70% notes due 2016, $500 million aggregate principal amount of floating rate notes due 2016, $1.0 billion aggregate principal amount of 1.30% notes due 2018, $1.0 billion aggregate principal amount of floating rate notes due 2018, $1.75 billion aggregate principal amount of 2.80% notes due 2023 and $1.25 billion aggregate principal amount of 4.15% notes due 2043. Interest on the notes is payable semi-annually. The notes of each series are redeemable in whole or in part at any time at the Company’s option at varying redemption prices. A substantial portion of the net proceeds from the notes were used to repurchase the Company’s common stock pursuant to an accelerated share repurchase agreement in May 2013 (see Note 10).

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

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

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
In July 2013, Merck entered into a proposed settlement in the Vioxx MDL which would resolve Vioxx-related consumer economic loss claims asserted against the Company by all non-Missouri resident consumers who purchased Vioxx and seek to recover economic damages. Merck previously settled a similar Vioxx consumer class action in Missouri. Under the proposed settlement, Merck would pay up to $23 million to pay all properly documented claims submitted by class members, approved attorneys’ fees and expenses, and approved settlement notice costs and certain other administrative expenses. The settlement is subject to court approval.
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
In Indiana, plaintiffs filed a motion to certify a class of Indiana Vioxx purchasers in a case pending before the Circuit Court of Marion County, Indiana. That case has been dormant for several years. In April 2010, a Kentucky state court denied Merck’s motion for summary judgment and certified a class of Kentucky plaintiffs seeking reimbursement for out-of-pocket costs relating to Vioxx. The trial court subsequently entered an amended class certification order in January 2011. Merck appealed that order to the Kentucky Court of Appeals and, in February 2012, the Kentucky Court of Appeals reversed the trial court’s amended class certification order and remanded the case to the trial court with instructions that the trial court vacate its order certifying the class. The plaintiff petitioned the Kentucky Supreme Court to review the Court of Appeals’ order and, in November 2012, the Kentucky Supreme Court granted review. Briefing before the Kentucky Supreme Court is now complete and the court heard oral argument on May 15, 2013.
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
Shareholder Lawsuits
As previously disclosed, in addition to the Vioxx Product Liability Lawsuits, various putative class actions and individual lawsuits under federal securities laws and state laws have been filed against Merck and various current and former officers and directors (the “Vioxx Securities Lawsuits”). The Vioxx Securities Lawsuits are coordinated in a multidistrict litigation in the U.S. District Court for the District of New Jersey before Judge Stanley R. Chesler, and have been consolidated for all purposes. In August 2011, Judge Chesler granted in part and denied in part Merck’s motion to dismiss the Fifth Amended Class Action Complaint in the consolidated securities action. Among other things, the claims based on statements made on or after the voluntary withdrawal

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

of Vioxx on September 30, 2004, have been dismissed. In October 2011, defendants answered the Fifth Amended Class Action Complaint. In April 2012, plaintiffs filed a motion for class certification and, on January 30, 2013, Judge Chesler granted that motion. On March 15, 2013, plaintiffs filed a motion for leave to amend their complaint to add certain allegations to expand the class period. On May 29, 2013, the court denied plaintiffs’ motion for leave to amend their complaint to expand the class period, but granted plaintiffs’ leave to amend their complaint to add certain allegations within the existing class period. On June 30, 2013, plaintiffs filed their Sixth Amended Class Action Complaint. On July 1, 2013, defendants answered the Sixth Amended Class Action Complaint. Fact discovery is now closed; expert discovery is currently proceeding in accordance with the court’s scheduling order.
As previously disclosed, several individual securities lawsuits filed by foreign institutional investors also are consolidated with the Vioxx Securities Lawsuits. In October 2011, plaintiffs filed amended complaints in each of the pending individual securities lawsuits. Also in October 2011, a new individual securities lawsuit (the “KBC Lawsuit”) was filed in the District of New Jersey by several foreign institutional investors; that case is also consolidated with the Vioxx Securities Lawsuits. In January 2012, defendants filed motions to dismiss in one of the individual lawsuits (the “ABP Lawsuit”). Briefing on the motions to dismiss was completed in March 2012. In August 2012, Judge Chesler granted in part and denied in part the motions to dismiss the ABP Lawsuit. Among other things, certain alleged misstatements and omissions were dismissed as inactionable and all state law claims were dismissed in full. In September 2012, defendants answered the complaints in all individual actions other than the KBC Lawsuit; on the same day, defendants moved to dismiss the complaint in the KBC Lawsuit on statute of limitations grounds. In December 2012, Judge Chesler denied the motion to dismiss the KBC Lawsuit and, on January 4, 2013, defendants answered the complaint in the KBC Lawsuit. Fact discovery is now closed; expert discovery is currently proceeding in the individual securities lawsuits together with expert discovery in the class action.
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
Other Product Liability Litigation
Fosamax
As previously disclosed, Merck is a defendant in product liability lawsuits in the United States involving Fosamax (the “Fosamax Litigation”). As of June 30, 2013, approximately 5,075 cases, which include approximately 5,440 plaintiff groups, had been filed and were pending against Merck in either federal or state court, including one case which seeks class action certification, as well as damages and/or medical monitoring. In approximately 1,135 of these actions, plaintiffs allege, among other things, that they have suffered osteonecrosis of the jaw (“ONJ”), generally subsequent to invasive dental procedures, such as tooth extraction or dental implants and/or delayed healing, in association with the use of Fosamax. In addition, plaintiffs in approximately 3,940

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

of these actions generally allege that they sustained femur fractures and/or other bone injuries (“Femur Fractures”) in association with the use of Fosamax.
Cases Alleging ONJ and/or Other Jaw Related Injuries
In August 2006, the Judicial Panel on Multidistrict Litigation (the “JPML”) ordered that certain Fosamax product liability cases pending in federal courts nationwide should be transferred and consolidated into one multidistrict litigation (the “Fosamax ONJ MDL”) for coordinated pre-trial proceedings. The Fosamax ONJ MDL has been transferred to Judge John Keenan in the U.S. District Court for the Southern District of New York. As a result of the JPML order, approximately 855 of the cases are before Judge Keenan. In the first Fosamax ONJ MDL trial, Boles v. Merck, the Fosamax ONJ MDL court declared a mistrial because the eight person jury could not reach a unanimous verdict. The Boles case was retried in June 2010 and resulted in a verdict in favor of the plaintiff in the amount of $8 million. Merck filed post-trial motions seeking judgment as a matter of law or, in the alternative, a new trial. In October 2010, the court denied Merck’s post-trial motions but sua sponte ordered a remittitur reducing the verdict to $1.5 million. Plaintiff rejected the remittitur ordered by the court and requested a new trial on damages. Plaintiff and Merck subsequently entered into a confidential stipulation as to the amount of plaintiff’s damages that enabled Merck to appeal the underlying judgment, and Merck filed its appeal in the Boles case in October 2012. Prior to 2013, three other cases were tried to verdict in the Fosamax ONJ MDL. Defense verdicts in favor of Merck were returned in each of those three cases. Plaintiffs have filed an appeal in two of the cases – Graves v. Merck and Secrest v. Merck. On January 30, 2013, the U.S. Court of Appeals for the Second Circuit affirmed the judgment in Merck’s favor in Secrest. Plaintiff in the Secrest case subsequently filed a petition for a writ of certiorari with the U.S. Supreme Court, but that petition was denied on June 3, 2013.
In February 2011, Judge Keenan ordered that there will be two further bellwether trials conducted in the Fosamax ONJ MDL. Spano v. Merck and Jellema v. Merck were selected by the court to be tried in 2012, but each case was dismissed by the plaintiffs. In March 2012, the court selected Scheinberg v. Merck as the next case to be tried. Trial in the Scheinberg case began on January 14, 2013 and, on February 5, 2013, the jury returned a mixed verdict, finding in favor of Merck on plaintiff’s design defect claim, and finding in favor of plaintiff on her failure to warn claim and awarding her $285 thousand in compensatory damages. Merck’s post-trial motion for judgment as a matter of law in the Scheinberg case was denied on July 1, 2013, and the Company has filed an appeal with the U.S. Court of Appeals for the Second Circuit.
In November 2012, Judge Keenan issued an order requiring plaintiffs who do not allege certain types of specific injuries to provide expert reports in support of their claims. The deadlines for submission of these reports were staggered throughout the first half of 2013, and failure to comply with the order may result in dismissal of a plaintiff’s claim. To date, the claims of more than 335 plaintiffs subject to the order have been dismissed with prejudice.
In addition, in July 2008, an application was made by the Atlantic County Superior Court of New Jersey requesting that all of the Fosamax cases pending in New Jersey be considered for mass tort designation and centralized management before one judge in New Jersey. In October 2008, the New Jersey Supreme Court ordered that all pending and future actions filed in New Jersey arising out of the use of Fosamax and seeking damages for existing dental and jaw-related injuries, including ONJ, but not solely seeking medical monitoring, be designated as a mass tort for centralized management purposes before Judge Carol E. Higbee in Atlantic County Superior Court. As of June 30, 2013, approximately 275 ONJ cases were pending against Merck in Atlantic County, New Jersey. In July 2009, Judge Higbee entered a Case Management Order (and various amendments thereto) setting forth a schedule that contemplates completing fact and expert discovery in an initial group of cases to be reviewed for trial. In February 2011, the jury in Rosenberg v. Merck, the first trial in the New Jersey coordinated proceeding, returned a verdict in Merck’s favor. In April 2012, the jury in Sessner v. Merck, the second case tried in New Jersey, also returned a verdict in Merck’s favor. Plaintiffs have filed an appeal in both cases. On March 25, 2013, the New Jersey Appellate Division affirmed the judgment in Merck’s favor in the Rosenberg case.
In California, the parties are reviewing the claims of two plaintiffs in the Carrie Smith, et al. v. Merck case and the claims in Pedrojetti v. Merck. The cases of one or more of these plaintiffs may be tried in 2013 or 2014.
Discovery is ongoing in the Fosamax ONJ MDL litigation, the New Jersey coordinated proceeding, and the remaining jurisdictions where Fosamax ONJ cases are pending. The Company intends to defend against these lawsuits.
Cases Alleging Femur Fractures
In March 2011, Merck submitted a Motion to Transfer to the JPML seeking to have all federal cases alleging Femur Fractures consolidated into one multidistrict litigation for coordinated pre-trial proceedings. The Motion to Transfer was granted in May 2011, and all federal cases involving allegations of Femur Fracture have been or will be transferred to a multidistrict litigation in the District of New Jersey (the “Fosamax Femur Fracture MDL”). As a result of the JPML order, approximately 1,075 cases were pending in the Fosamax Femur Fracture MDL as of June 30, 2013. A Case Management Order has been entered that

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

requires the parties to review 40 cases (later reduced to 33 cases). Judge Joel Pisano selected four cases from that group to be tried as the initial bellwether cases in the Fosamax Femur Fracture MDL. The first bellwether case, Glynn v. Merck, began on April 8, 2013, and the jury returned a verdict in Merck’s favor on April 29, 2013; in addition, on June 27, 2013, Judge Pisano granted Merck’s motion for judgment as a matter of law in the Glynn case and held that the plaintiff’s failure to warn claim was preempted by federal law. Plaintiff Glynn did not appeal that ruling and the Glynn judgment entered in Merck’s favor is now final. The second bellwether case, Zessin v. Merck, which was set to be tried in September 2013, is currently being held in abeyance, as are the trial dates for the remaining bellwether cases, Young v. Merck and Johnson v. Merck.
As of June 30, 2013, approximately 2,660 cases alleging Femur Fractures have been filed in New Jersey state court and are pending before Judge Higbee in Atlantic County Superior Court. The parties have selected an initial group of 30 cases to be reviewed through fact discovery. The first trial of the New Jersey state Femur Fracture cases, Su v. Merck, began on March 11, 2013, but a mistrial was declared on March 28, 2013 after the plaintiff suffered a serious medical issue unrelated to her use of Fosamax that prevented her from proceeding with the trial. The next trial, Unanski v. Merck, was set to be tried beginning November 4, 2013, but has been continued and is expected to be tried in 2014.
As of June 30, 2013, approximately 470 cases alleging Femur Fractures have been filed in California state court. A petition was filed seeking to coordinate all Femur Fracture cases filed in California state court before a single judge in Orange County, California. The petition was granted and Judge Steven Perk is now presiding over the coordinated proceedings. No scheduling order has yet been entered.
Additionally, there are seven Femur Fracture cases pending in other state courts.
Discovery is ongoing in the Fosamax Femur Fracture MDL and in state courts where Femur Fracture cases are pending and the Company intends to defend against these lawsuits.
Januvia/Janumet
As previously disclosed, Merck is a defendant in product liability lawsuits in the United States involving Januvia and/or Janumet. As of June 30, 2013, there were approximately 60 cases, which include approximately 65 plaintiff groups, filed and pending against Merck alleging that use of Januvia and/or Janumet caused the development of pancreatic cancer. These complaints were filed in several different state and federal courts, with the majority filed in the United States District Court for the Southern District of California. On April 5, 2013, a law firm representing certain plaintiffs filed a request with the JPML to create a federal MDL for lawsuits alleging pancreatic cancer due to use of the following medicines: Januvia, Janumet, and Byetta and Victoza, the latter two of which are products manufactured by other pharmaceutical companies. In its MDL request, the law firm asked the JPML to appoint Judge Anthony Battaglia of the United States District Court for the Southern District of California as the MDL Judge. On April 29, 2013, Merck and the other defendant manufacturers individually filed responses, all of which agreed that Judge Battaglia should preside if the JPML determines that an MDL is warranted. A hearing before the JPML concerning the motion was held on July 25, 2013. The Company intends to defend against these lawsuits.
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
As of June 30, 2013, there were approximately 1,500 NuvaRing cases. Of these cases, approximately 1,285 are or will be pending in the NuvaRing MDL in the U.S. District Court for the Eastern District of Missouri before Judge Rodney Sippel, and approximately 200 are pending in coordinated proceedings in the Bergen County Superior Court of New Jersey before Judge Brian R. Martinotti. Nine additional cases are pending in various other state courts, including two cases in a coordinated state proceeding in the San Francisco Superior Court in California before Judge John E. Munter.
Pursuant to orders of Judge Sippel in the NuvaRing MDL, the parties originally selected a pool of more than 20 cases to prepare for trial and that pool was then narrowed to seven cases from which the first trials in the NuvaRing MDL will be selected. Judge Sippel recently denied the Company’s motion for summary judgment in the first NuvaRing MDL trial which is expected to take place in January 2014.

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

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
Propecia/Proscar
As previously disclosed, Merck is a defendant in product liability lawsuits in the United States involving Propecia and/or Proscar. As of June 30, 2013, approximately 1,040 lawsuits involving a total of approximately 1,370 plaintiffs (in some instances spouses are joined as plaintiffs in the suits) who allege that they have experienced persistent sexual side effects following cessation of treatment with Propecia and/or Proscar have been filed against Merck. Approximately 25 of the plaintiffs also allege that Propecia or Proscar has caused or can cause prostate cancer or male breast cancer. The lawsuits have been filed in various federal courts and in state court in New Jersey. The federal lawsuits have been consolidated for pretrial purposes in a federal MDL before Judge John Gleeson of the Eastern District of New York. The matters pending in state court in New Jersey have been consolidated before Judge Jessica Mayer in Middlesex County. The Company intends to defend against these lawsuits.
Vytorin/Zetia Litigation
As previously disclosed, in April 2008, a Merck shareholder filed a putative class action lawsuit in federal court which has been consolidated in the District of New Jersey with another federal securities lawsuit under the caption In re Merck & Co., Inc. Vytorin Securities Litigation. An amended consolidated complaint was filed in October 2008. A second amended consolidated complaint was filed in February 2012, and named as defendants Merck; Merck/Schering-Plough Pharmaceuticals; MSP Distribution Services (C) LLC; MSP Singapore Company LLC; and certain of the Company’s current and former officers and directors. The complaint alleged that Merck delayed releasing unfavorable results of the ENHANCE clinical trial regarding the efficacy of Vytorin and that Merck made false and misleading statements about expected earnings, knowing that once the results of the ENHANCE study were released, sales of Vytorin would decline and Merck’s earnings would suffer. On February 14, 2013, Merck announced that it had reached an agreement in principle with plaintiffs to settle this matter for $215 million. On March 11, 2013, the court stayed all proceedings pending submission of the agreement for court approval. On June 4, 2013, plaintiffs moved for preliminary approval of the settlement, which the court granted on June 7, 2013. On July 2, 2013, plaintiffs moved for final approval of the settlement and the proposed plan of allocation. A final fairness hearing has been scheduled for October 1, 2013. The proposed settlement was reflected in the Company’s 2012 financial results as discussed below.
There is a similar consolidated, putative class action securities lawsuit pending in the District of New Jersey, filed by a Schering-Plough shareholder against Schering-Plough and its former Chairman, President and Chief Executive Officer, Fred Hassan, under the caption In re Schering-Plough Corporation/ENHANCE Securities Litigation. The amended consolidated complaint was filed in September 2008 and named as defendants Schering-Plough; Merck/Schering-Plough Pharmaceuticals; certain of the Company’s current and former officers and directors; and underwriters who participated in an August 2007 public offering of Schering-Plough’s common and preferred stock. On February 14, 2013, Merck announced that it had reached an agreement in principle with plaintiffs to settle this matter for $473 million. On March 11, 2013, the court stayed all proceedings pending submission of the settlement agreement for court approval. On June 4, 2013, plaintiffs moved for preliminary approval of the settlement, which the court granted on June 7, 2013. On July 2, 2013, plaintiffs moved for final approval of the settlement and the proposed plan of allocation. A final fairness hearing has been scheduled for October 1, 2013. If approved, this settlement will exhaust the remaining Directors and Officers insurance coverage applicable to the Vytorin lawsuits brought by the legacy Schering-Plough shareholders. The proposed settlement was reflected in the Company’s 2012 financial results and, together with the settlement described in the preceding paragraph, resulted in an aggregate charge of $493 million after taking into account anticipated insurance recoveries of $195 million. In the second quarter of 2013, the Company paid $480 million into a settlement fund. The Company’s insurers subsequently paid the remaining $208 million, which reflects an additional $13 million of insurance recoveries not previously recognized.
Commercial Litigation
AWP Litigation
As previously disclosed, the Company and/or certain of its subsidiaries have been named as defendants in cases brought by various states alleging manipulation by pharmaceutical manufacturers of Average Wholesale Prices (“AWP”), which are sometimes used by public and private payors in calculating provider reimbursement levels. The outcome of these lawsuits could include substantial damages, the imposition of substantial fines and penalties and injunctive or administrative remedies.

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

Since the start of 2012, the Company has settled AWP cases brought by the states of Alabama, Alaska, Kansas, Illinois, Kentucky, Louisiana, Oklahoma, and Mississippi. The Company and/or certain of its subsidiaries continue to be defendants in cases brought by two states, Utah and Wisconsin.
The Company has also been reinstated as a defendant in a putative class action in New Jersey Superior Court which alleges on behalf of third-party payers and individuals that manufacturers inflated drug prices by manipulation of AWPs and other means. This case was originally dismissed against the Company without prejudice in 2007. The Company intends to defend against this lawsuit.

K-DUR Antitrust Litigation
As previously disclosed, in June 1997 and January 1998, Schering-Plough settled patent litigation with Upsher-Smith, Inc. (“Upsher-Smith”) and ESI Lederle, Inc. (“Lederle”), respectively, relating to generic versions of K-DUR, Schering-Plough’s long-acting potassium chloride product supplement used by cardiac patients, for which Lederle and Upsher-Smith had filed Abbreviated New Drug Applications (“ANDAs”). Following the commencement of an administrative proceeding by the U.S. Federal Trade Commission (the “FTC”) in 2001 alleging anti-competitive effects from those settlements (which has been resolved in Schering-Plough’s favor), putative class and non-class action suits were filed on behalf of direct and indirect purchasers of K-DUR against Schering-Plough, Upsher-Smith and Lederle and were consolidated in a multi-district litigation in the U.S. District Court for the District of New Jersey. These suits claimed violations of federal and state antitrust laws, as well as other state statutory and common law causes of action, and sought unspecified damages. In April 2008, the indirect purchasers voluntarily dismissed their case. In March 2010, the District Court granted summary judgment to the defendants on the remaining lawsuits and dismissed the matter in its entirety. In July 2012, the Third Circuit Court of Appeals reversed the District Court’s grant of summary judgment and remanded the case for further proceedings. At the same time, the Third Circuit upheld a December 2008 decision by the District Court to certify certain direct purchaser plaintiffs’ claims as a class action.

In August 2012, the Company filed a petition for certiorari with the U.S. Supreme Court seeking review of the Third Circuit’s decision. In June 2013, the Supreme Court granted that petition, vacated the judgment of the Third Circuit, and remanded the case for further consideration in light of its recent decision in FTC v. Actavis, Inc. That decision held that whether a so-called “reverse payment” - i.e., a payment from the holder of a pharmaceutical patent to a party challenging the patent made in connection with a settlement of their dispute - violates the antitrust laws should be determined on the basis of a “rule of reason” analysis. The Company expects that the matter will now return to the District Court for further proceedings in accordance with the Actavis standard.
Coupon Litigation
In 2012, as previously disclosed, a number of private health plans filed separate putative class action lawsuits against the Company alleging that Merck’s coupon programs injured health insurers by reducing beneficiary co-payment amounts and, thereby, allegedly causing beneficiaries to purchase higher-priced drugs than they otherwise would have purchased and increasing the insurers’ reimbursement costs. The actions, which were assigned to a District Judge in the U.S. District Court for the District of New Jersey, sought damages and injunctive relief barring the Company from issuing coupons that would reduce beneficiary co-pays on behalf of putative nationwide classes of health insurers. Similar actions relating to manufacturer coupon programs have been filed against several other pharmaceutical manufacturers in a variety of federal courts. On April 29, 2013, the District Court dismissed all the actions against Merck without prejudice on the grounds that plaintiffs had failed to demonstrate their standing to sue. Plaintiffs’ consolidated amended complaint is due on September 9, 2013.

Patent Litigation
From time to time, generic manufacturers of pharmaceutical products file ANDAs with the U.S. Food and Drug Administration (the “FDA”) seeking to market generic forms of the Company’s products prior to the expiration of relevant patents owned by the Company. To protect its patent rights, the Company may file patent infringement lawsuits against such generic companies. Certain products of the Company (or products marketed via agreements with other companies) currently involved in such patent infringement litigation in the United States include: AzaSite, Emend for Injection, Integrilin, Nasonex, Nexium, Vytorin and Zetia. Similar lawsuits defending the Company’s patent rights may exist in other countries. The Company intends to vigorously defend its patents, which it believes are valid, against infringement by generic companies attempting to market products prior to the expiration of such patents. As with any litigation, there can be no assurance of the outcomes, which, if adverse, could result in significantly shortened periods of exclusivity for these products and, with respect to products acquired through mergers and acquisitions, potentially significant intangible asset impairment charges.
AzaSite — In May 2011, a patent infringement lawsuit was filed in the United States against Sandoz Inc. (“Sandoz”) in respect of Sandoz’s application to the FDA seeking pre-patent expiry approval to market a generic version of AzaSite. The lawsuit automatically stays FDA approval of Sandoz’s ANDA until October 2013 or until an adverse court decision, if any, whichever may occur earlier. A trial in the case commenced in July 2013 and is expected to be completed in August 2013. In June 2013, a

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

patent infringement lawsuit was filed in the United States against Mylan Pharmaceuticals, Inc. and Mylan Inc. (collectively, “Mylan”) in respect of Mylan’s application to the FDA seeking pre-patent expiry approval to market a generic version of AzaSite. The lawsuit automatically stays FDA approval of Mylan’s ANDA until October 2015 or until an adverse court decision, if any, whichever may occur earlier.
Emend for Injection — In May 2012, a patent infringement lawsuit was filed in the United States against Sandoz in respect of Sandoz’s application to the FDA seeking pre-patent expiry approval to market a generic version of Emend for Injection. The lawsuit automatically stays FDA approval of Sandoz’s ANDA until July 2015 or until an adverse court decision, if any, whichever may occur earlier. In June 2012, a patent infringement lawsuit was filed in the United States against Accord Healthcare, Inc. US, Accord Healthcare, Inc. and Intas Pharmaceuticals Ltd (collectively, “Intas”) in respect of Intas’ application to the FDA seeking pre-patent expiry approval to market a generic version of Emend for Injection. The Company has agreed with Intas to stay the lawsuit pending the outcome of the lawsuit with Sandoz.
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
Nasonex — In December 2009, a patent infringement lawsuit was filed in the United States against Apotex Corp. (“Apotex”) in respect of Apotex’s application to the FDA seeking pre-patent expiry approval to market a generic version of Nasonex. A trial in this matter was held in April 2012. A decision was issued in June 2012 holding that the Merck patent covering mometasone furoate monohydrate was valid, but that it was not infringed by Apotex’s proposed product. The Court of Appeals for the Federal Circuit issued a decision in June 2013 affirming the district court’s decision and the Company has exhausted all of its appeal options.
Nexium — Patent infringement lawsuits were brought (jointly with AstraZeneca) in the United States against the following generic companies: Ranbaxy Laboratories Ltd., IVAX Pharmaceuticals, Inc. (later acquired by Teva Pharmaceuticals, Inc. (“Teva”)), Dr. Reddy’s Laboratories, Sandoz, Lupin Ltd., Hetero Drugs Limited Unit III and Torrent Pharmaceuticals Ltd. in response to each generic company’s application seeking pre-patent expiry approval to sell a generic version of Nexium. Settlements have been reached in each of these lawsuits, the terms of which provide that the respective generic company may bring a generic version of esomeprazole product to market on May 27, 2014. In addition, a patent infringement lawsuit was also filed (jointly with AstraZeneca) in February 2010 in the United States against Sun Pharma Global Fze (“Sun Pharma”) in respect of its application to the FDA seeking pre-patent expiry approval to sell a generic version of Nexium IV, which lawsuit was settled with an agreement which provides that Sun Pharma will be entitled to bring its generic esomeprazole IV product to market in the United States on January 1, 2014. A patent infringement lawsuit was also filed (jointly with AstraZeneca) in the United States against Hanmi USA, Inc. (“Hanmi”) related to its application to the FDA seeking pre-patent expiry approval to sell a different salt of esomeprazole than is found in Nexium (the “Hanmi Product”). In May 2013, an agreement with Hanmi was reached to narrow the issues for appeal. Under the terms of the agreement, Hanmi has conceded the validity and enforceability of the patents in the lawsuit and the parties agreed that the Hanmi Product does not infringe those patents under the District Court’s claim interpretation order of December 2012. AstraZeneca and KBI are appealing the court’s claim interpretation order. Hanmi may decide to launch its esomeprazole product at risk if it receives final FDA approval. Finally, additional patent infringement lawsuits have been filed (jointly with AstraZeneca) in the United States against Mylan Laboratories Limited (“Mylan Labs”) and Actavis, Inc./Watson Pharma Company (collectively, “Actavis/Watson”) related to their applications to the FDA seeking pre-patent expiry approval to sell generic versions of Nexium. The Mylan Labs and Actavis/Watson applications to the FDA remain stayed until August 2014 and October 2015, respectively, or until earlier adverse court decisions, if any, whichever may occur earlier.
Vytorin — In December 2009, a patent infringement lawsuit was filed in the United States against Mylan Pharmaceuticals, Inc. (“Mylan”) in respect of Mylan’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Vytorin. A trial against Mylan jointly in respect of Zetia and Vytorin was conducted in December 2011. In April 2012, the court issued a decision finding the patent valid and enforceable. Accordingly, Mylan’s ANDA will not be approvable until April 25, 2017. On February 7, 2013, the Court of Appeals for the Federal Circuit affirmed the lower court decision. In April 2013, the Federal Circuit denied Mylan’s motion for rehearing en banc. Mylan has exhausted all appeals and the decision is now final. In February 2010, a patent infringement lawsuit was filed in the United States against Teva in respect of Teva’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Vytorin. In July 2011, the patent infringement lawsuit was dismissed and Teva agreed not to sell generic versions of Zetia or Vytorin until the Company’s exclusivity rights expire on April 25, 2017, except in certain circumstances. In August 2010, a patent infringement lawsuit was filed in the United States against Impax Laboratories Inc. (“Impax”) in respect of Impax’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Vytorin.

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

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
Zetia — In March 2007, a patent infringement lawsuit was filed in the United States against Glenmark Pharmaceuticals Inc., USA and its parent corporation (collectively, “Glenmark”) in respect of Glenmark’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Zetia. In May 2010, Glenmark agreed to a settlement by virtue of which Glenmark will be permitted to launch its generic product in the United States on December 12, 2016, subject to receiving final FDA approval. In June 2010, a patent infringement lawsuit was filed in the United States against Mylan in respect of Mylan’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Zetia. A trial against Mylan jointly in respect of Zetia and Vytorin was conducted in December 2011. In April 2012, the court issued a decision finding the patent valid and enforceable. Accordingly, Mylan’s ANDA will not be approvable until April 25, 2017. On February 7, 2013, the Court of Appeals for the Federal Circuit affirmed the lower court decision. In April 2013, the Federal Circuit denied Mylan’s motion for rehearing en banc. Mylan has exhausted all appeals and the decision is now final. In September 2010, a patent infringement lawsuit was filed in the United States against Teva in respect of Teva’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Zetia. In July 2011, the patent infringement lawsuit was dismissed without any rights granted to Teva. In September 2012, a patent infringement suit was filed in the United States against Sandoz in respect of Sandoz’s application to the FDA seeking pre-patent expiry approval to market a generic version of Zetia. The lawsuit automatically stays FDA approval of Sandoz’s ANDA until February 2015 or until an adverse court decision, if any, whichever may occur earlier.

Environmental Litigation
As previously disclosed, approximately 2,200 plaintiffs filed an amended complaint against Merck and 12 other defendants in U.S. District Court, Eastern District of California asserting claims under the Clean Water Act, the Resource Conservation and Recovery Act, as well as negligence and nuisance. The suit seeks damages for personal injury, diminution of property value, medical monitoring and other alleged real and personal property damage associated with groundwater, surface water and soil contamination found at the site of a former Merck subsidiary in Merced, California. Certain of the other defendants in this suit have settled with plaintiffs regarding some or all aspects of plaintiffs’ claims. This lawsuit is proceeding in a phased manner. A jury trial commenced in February 2011 during which a jury was asked to make certain factual findings regarding whether contamination moved off-site to any areas where plaintiffs could have been exposed to such contamination and, if so, when, where and in what amounts. Defendants in this “Phase 1” trial included Merck and three of the other original 12 defendants. In March 2011, the Phase 1 jury returned a mixed verdict, finding in favor of Merck and the other defendants as to some, but not all, of plaintiffs’ claims. Specifically, the jury found that contamination from the site did not enter or affect plaintiffs’ municipal water supply wells or any private domestic wells. The jury found, however, that plaintiffs could have been exposed to contamination via air emissions prior to 1994, as well as via surface water in the form of storm drainage channeled into an adjacent irrigation canal, including during a flood in April 2006. In response to post-trial motions by Merck and other defendants, on September 7, 2011, the court entered an order setting aside a part of the Phase 1 jury’s findings that had been in favor of plaintiffs. Specifically, the court held that plaintiffs could not have been exposed to any contamination in surface or flood water during the April 2006 flood or, in fact, at any time later than 1991. Merck’s motion for reconsideration of the remainder of the jury’s Phase I verdict that was adverse to Merck was denied. The court has dismissed the claims of 1,083 of the plaintiffs in this action whose claims were precluded by aspects of the Phase I jury findings and the court’s subsequent orders. The parties are currently working on an agreement in principle intended to resolve the remainder of this litigation. At the parties’ request, it is anticipated that trial in this matter will be taken off calendar while the parties work to finalize their agreement.
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
Legal Defense Reserves
Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. Some of the significant factors considered in the review of these legal defense reserves are as follows: the actual costs incurred by the Company; the development of the Company’s legal defense strategy and structure in light of the scope of its litigation; the number of cases being brought against the Company; the costs and outcomes of completed trials and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the associated litigation. The amount of legal defense reserves as of June 30, 2013 and December 31, 2012 of approximately $210 million and

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

$260 million, respectively, represents the Company’s best estimate of the minimum amount of defense costs to be incurred in connection with its outstanding litigation; however, events such as additional trials and other events that could arise in the course of its litigation could affect the ultimate amount of legal defense costs to be incurred by the Company. The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase the reserves at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.

10.	Equity

	Common Stock		Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non- Controlling Interests	Total
($ and shares in millions)	Shares	Par Value				Shares	Cost
Balance January 1, 2012	3,577	$1,788	$40,663	$38,990	$(3,132)	536	$(23,792)	$2,426	$56,943
Net income attributable to Merck & Co., Inc.	—	—	—	3,531	—	—	—	—	3,531
Cash dividends declared on common stock	—	—	—	(2,571)	—	—	—	—	(2,571)
Treasury stock shares purchased	—	—	—	—	—	26	(985)	—	(985)
Share-based compensation plans and other	—	—	(113)	—	—	(24)	809	—	696
Other comprehensive income	—	—	—	—	6	—	—	—	6
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	56	56
Distributions attributable to noncontrolling interests	—	—	—	—	—	—	—	(3)	(3)
Balance at June 30, 2012	3,577	$1,788	$40,550	$39,950	$(3,126)	538	$(23,968)	$2,479	$57,673
Balance January 1, 2013	3,577	$1,788	$40,646	$39,985	$(4,682)	550	$(24,717)	$2,443	$55,463
Net income attributable to Merck & Co., Inc.	—	—	—	2,499	—	—	—	—	2,499
Cash dividends declared on common stock	—	—	—	(2,569)	—	—	—	—	(2,569)
Treasury stock shares purchased	—	—	(500)	—	—	124	(5,605)	—	(6,105)
Share-based compensation plans and other	—	—	(371)	—	—	(23)	988	1	618
Other comprehensive income	—	—	—	—	(78)	—	—	—	(78)
Supera joint venture	—	—	116	—	—	—	—	112	228
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	52	52
Distributions attributable to noncontrolling interests	—	—	—	—	—	—	—	(3)	(3)
Balance at June 30, 2013	3,577	$1,788	$39,891	$39,915	$(4,760)	651	$(29,334)	$2,605	$50,105
On May 20, 2013, Merck entered into an accelerated share repurchase (“ASR”) agreement with Goldman, Sachs & Co. (“Goldman Sachs”). Under the ASR, Merck agreed to purchase approximately $5 billion of Merck’s common stock, in total, with an initial delivery of approximately 99.5 million shares of Merck’s common stock, based on current market price, made by Goldman Sachs to Merck, and payment of $5 billion made by Merck to Goldman Sachs, on May 21, 2013. The payment to Goldman Sachs was recorded as a reduction to shareholders’ equity, consisting of a $4.5 billion increase in treasury stock, which reflects the value of the initial 99.5 million shares received upon execution, and a $500 million decrease in other-paid-in capital, which reflects the value of the stock held back by Goldman Sachs pending final settlement. The final number of shares of Merck’s common stock that Merck may receive, or may be required to remit, upon settlement under the ASR will be based upon the average daily volume weighted-average price of Merck’s common stock during the term of the ASR program. Final settlement of the transaction under the ASR agreement is expected to occur in the fourth quarter of 2013, and may occur earlier at the option of Goldman Sachs, or later under certain circumstances. The terms of the transaction under the ASR agreement are subject to adjustment if Merck were to enter into or announce certain types of transactions. If Merck is obligated to make an adjustment payment to Goldman Sachs under the ASR, Merck may elect to satisfy such obligation in cash or in shares of Merck’s common stock. This ASR was entered into pursuant to a share repurchase program announced on May 1, 2013.
In connection with the 1998 restructuring of Astra Merck Inc., the Company assumed $2.4 billion par value preferred stock with a dividend rate of 5% per annum, which is carried by KBI and included in Noncontrolling interests on the Consolidated Balance Sheet. If AstraZeneca exercises its option to acquire Merck’s interest in AZLP (see Note 7), this preferred stock obligation will be retired.

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

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
The following table provides amounts of share-based compensation cost recorded in the Consolidated Statement of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2013	2012	2013	2012
Pretax share-based compensation expense	$75	$93	$142	$169
Income tax benefit	(23)	(29)	(43)	(53)
Total share-based compensation expense, net of taxes	$52	$64	$99	$116
During the first six months of 2013 and 2012, the Company granted 6 million RSUs with a weighted-average grant date fair value of $44.96 per RSU and 7 million RSUs with a weighted-average grant date fair value of $39.29 per RSU, respectively.

During the first six months of 2013 and 2012, the Company granted 6 million options with a weighted-average exercise price of $44.98 per option and 7 million options with a weighted-average exercise price of $39.26 per option, respectively. The weighted-average fair value of options granted for the first six months of 2013 and 2012 was $6.21 and $5.46 per option, respectively, and was determined using the following assumptions:

	Six Months Ended June 30,
	2013	2012
Expected dividend yield	4.2%	4.4%
Risk-free interest rate	1.2%	1.3%
Expected volatility	25.0%	25.3%
Expected life (years)	7.0	7.0
At June 30, 2013, there was $559 million of total pretax unrecognized compensation expense related to nonvested stock options, RSU and PSU awards which will be recognized over a weighted-average period of 2.1 years. For segment reporting, share-based compensation costs are unallocated expenses.

12.	Pension and Other Postretirement Benefit Plans
The Company has defined benefit pension plans covering eligible employees in the United States and in certain of its international subsidiaries. The net cost of such plans consisted of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2013	2012	2013	2012
Service cost	$170	$141	$345	$283
Interest cost	165	166	331	332
Expected return on plan assets	(272)	(244)	(547)	(488)
Net amortization	82	48	166	96
Termination benefits	3	4	5	9
Curtailments	(2)	(1)	(2)	(1)
	$146	$114	$298	$231

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

The Company provides medical benefits, principally to its eligible U.S. retirees and similar benefits to their dependents, through its other postretirement benefit plans. The net cost of such plans consisted of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2013	2012	2013	2012
Service cost	$24	$21	$48	$42
Interest cost	27	31	54	62
Expected return on plan assets	(32)	(34)	(63)	(68)
Net amortization	(12)	(8)	(24)	(16)
Termination benefits	2	3	2	5
Curtailments	(2)	(2)	(2)	(4)
	$7	$11	$15	$21
In connection with restructuring actions (see Note 2), termination charges were recorded on pension and other postretirement benefit plans related to expanded eligibility for certain employees exiting Merck. Also, in connection with these restructuring actions, curtailments were recorded on pension and other postretirement benefit plans as reflected in the tables above.

13.	Other (Income) Expense, Net
Other (income) expense, net, consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2013	2012	2013	2012
Interest income	$(65)	$(76)	$(122)	$(129)
Interest expense	201	172	385	346
Exchange losses	55	13	267	80
Other, net	10	(6)	(46)	(50)
	$201	$103	$484	$247
The increases in interest expense in the second quarter and first six months of 2013 as compared with the same periods in 2012 are driven in part by the issuances of debt in September 2012 and May 2013. The higher exchange losses in the first six months of 2013 as compared with the same period in 2012 are due primarily to a Venezuelan currency devaluation. In February 2013, the Venezuelan government devalued its currency (Bolívar Fuertes) from 4.30 VEF per U.S. dollar to 6.30 VEF per U.S. dollar. The Company recognized losses due to exchange of approximately $140 million in the first six months of 2013 resulting from the remeasurement of the local monetary assets and liabilities at the new rate. Since January 2010, Venezuela has been designated hyperinflationary and, as a result, local foreign operations are remeasured in U.S. dollars with the impact recorded in results of operations.
Interest paid for the six months ended June 30, 2013 and 2012 was $352 million and $324 million, respectively, which excludes commitment fees.

14.	Taxes on Income
The effective income tax rates of 24.9% and 8.7% for the second quarter and first six months of 2013, respectively, and 32.1% and 30.8% for the second quarter and first six months of 2012, respectively, reflect the impacts of acquisition-related costs and restructuring costs, partially offset by the beneficial impact of foreign earnings. In addition, the effective income tax rates for the second quarter and first six months of 2013 reflect net benefits from reductions in tax reserves upon expiration of applicable statue of limitations. Additionally, the effective tax rate for the first six months of 2013 reflects the favorable impact of tax legislation enacted in the first quarter of 2013 that extended the R&D tax credit for both 2012 and 2013, as well as a benefit of approximately $160 million associated with the resolution of a previously disclosed legacy Schering-Plough federal income tax issue as discussed below.
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

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

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

15.	Earnings Per Share
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
The calculations of earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ and shares in millions except per share amounts)	2013	2012	2013	2012
Basic Earnings per Common Share
Net income attributable to Merck & Co., Inc.	$906	$1,793	$2,499	$3,531
Less: Income allocated to participating securities	—	1	—	3
Net income allocated to common shareholders	$906	$1,792	$2,499	$3,528
Average common shares outstanding	2,977	3,041	3,000	3,042
	$0.30	$0.59	$0.83	$1.16
Earnings per Common Share Assuming Dilution
Net income attributable to Merck & Co., Inc.	$906	$1,793	$2,499	$3,531
Less: Income allocated to participating securities	—	1	—	3
Net income allocated to common shareholders	$906	$1,792	$2,499	$3,528
Average common shares outstanding	2,977	3,041	3,000	3,042
Common shares issuable (1)	33	31	30	32
Average common shares outstanding assuming dilution	3,010	3,072	3,030	3,074
	$0.30	$0.58	$0.82	$1.15

(1)	Issuable primarily under share-based compensation plans.
For the three months ended June 30, 2013 and 2012, 23 million and 107 million, respectively, and for the first six months of 2013 and 2012, 32 million and 112 million, respectively, of common shares issuable under share-based compensation plans were excluded from the computation of earnings per common share assuming dilution because the effect would have been antidilutive.

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

16.	Other Comprehensive Income (Loss)
In the first quarter of 2013, the Company prospectively adopted guidance issued by the FASB that requires additional disclosure related to the impact of reclassification adjustments out of AOCI on net income. Changes in AOCI by component are as follows:

($ in millions)	Derivatives		Investments		Employee Benefit Plans		Cumulative Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2012, net of taxes	$4		$21		$(2,346)		$(811)	$(3,132)
Other comprehensive income (loss), net of taxes	44		30		18		(86)	6
Balance June 30, 2012, net of taxes	$48		$51		$(2,328)		$(897)	$(3,126)

Balance January 1, 2013, net of taxes	$(97)		$73		$(3,667)		$(991)	$(4,682)
Other comprehensive income (loss) before reclassification adjustments, pretax	413		(44)		144		(378)	135
Tax	(163)		(8)		(30)		(103)	(304)
Other comprehensive income (loss) before reclassification adjustments, net of taxes	250		(52)		114		(481)	(169)
Reclassification adjustments, pretax	33		(34)		142		—	141
Tax	(12)		6		(44)		—	(50)
Reclassification adjustments, net of taxes	21	(1)	(28)	(2)	98	(3)	—	91
Other comprehensive income (loss), net of taxes	271		(80)		212		(481)	(78)
Balance June 30, 2013, net of taxes	$174		$(7)		$(3,455)		$(1,472)	$(4,760)

(1)	Relates to foreign currency cash flow hedges that were reclassified from AOCI to Sales.

(2)	Represents net realized gains on the sales of available-for-sale investments that were reclassified from AOCI to Other (income) expense, net.

(3)	Includes net amortization of prior service cost and actuarial gains and losses included in net periodic benefit cost (see note 12).

17.	Segment Reporting
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

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

Sales of the Company’s products were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2013	2012	2013	2012
Primary Care and Women’s Health
Cardiovascular
Zetia	$650	$632	$1,279	$1,246
Vytorin	417	445	810	889
Diabetes and Obesity
Januvia	1,072	1,058	1,956	1,977
Janumet	474	411	883	802
Respiratory
Nasonex	325	293	711	668
Singulair	281	1,431	618	2,771
Dulera	79	50	147	89
Asmanex	49	51	89	99
Women’s Health and Endocrine
NuvaRing	171	157	322	303
Fosamax	144	186	281	370
Follistim AQ	134	125	257	241
Implanon	102	85	187	161
Cerazette	48	72	108	139
Other
Arcoxia	121	117	242	229
Avelox	29	44	65	117
Hospital and Specialty
Immunology
Remicade	527	518	1,076	1,037
Simponi	120	76	228	150
Infectious Disease
Isentress	412	398	775	735
Cancidas	163	166	326	311
PegIntron	142	183	268	345
Invanz	120	110	230	211
Victrelis	116	126	226	238
Noxafil	71	66	136	125
Oncology
Temodar	219	225	434	461
Emend	135	145	250	247
Other
Cosopt/Trusopt	103	105	209	229
Bridion	69	60	131	118
Integrilin	48	60	95	113
Diversified Brands
Cozaar/Hyzaar	255	337	522	674
Primaxin	85	104	168	192
Zocor	74	96	156	199
Propecia	67	100	135	208
Clarinex	64	140	125	273
Claritin Rx	40	48	115	134
Remeron	53	66	106	123
Proscar	58	55	98	106
Maxalt	43	154	83	310
Vaccines (1)
Gardasil	383	324	773	608
ProQuad/M-M-R II/Varivax	339	316	611	571
Zostavax	141	148	309	224
RotaTeq	144	142	306	284
Pneumovax 23	108	101	219	213
Other pharmaceutical (2)	1,115	1,034	2,136	2,102
Total Pharmaceutical segment sales	9,310	10,560	18,201	20,642
Other segment sales (3)	1,631	1,680	3,343	3,273
Total segment sales	10,941	12,240	21,544	23,915
Other (4)	69	71	137	126
	$11,010	$12,311	$21,681	$24,041

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

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

A reconciliation of segment profits to Income before taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2013	2012	2013	2012
Segment profits:
Pharmaceutical segment	$5,693	$6,906	$11,039	$13,502
Other segments	793	774	1,693	1,578
Total segment profits	6,486	7,680	12,732	15,080
Other profits (losses)	4	45	(19)	(28)
Unallocated:
Interest income	65	76	122	129
Interest expense	(201)	(172)	(385)	(346)
Equity income from affiliates	(12)	11	(15)	(9)
Depreciation and amortization	(458)	(567)	(937)	(1,118)
Research and development	(1,875)	(1,930)	(3,567)	(3,573)
Amortization of purchase accounting adjustments	(1,185)	(1,226)	(2,369)	(2,455)
Restructuring costs	(155)	(144)	(274)	(363)
Other unallocated, net	(1,424)	(1,093)	(2,493)	(2,131)
	$1,245	$2,680	$2,795	$5,186
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
Share Repurchase Program
On May 1, 2013, Merck announced that its board of directors had authorized additional purchases of up to $15 billion of Merck’s common stock for its treasury. The Company expects to repurchase approximately $7.5 billion of common stock within 12 months following the date of the announcement, financed through a combination of debt issuance and operating cash flows, with the remainder to be repurchased over time with no time limit. Purchases may be made in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions. On May 20, 2013, Merck entered into an accelerated share repurchase (“ASR”) agreement with Goldman, Sachs & Co. (“Goldman Sachs”). Under the ASR, Merck agreed to purchase approximately $5 billion of Merck’s common stock, in total, with an initial delivery of approximately 99.5 million shares of Merck’s common stock, based on current market price, made by Goldman Sachs to Merck, and payment of $5 billion made by Merck to Goldman Sachs, on May 21, 2013 (see “Liquidity and Capital Resources” below).
Operating Results
Sales
Worldwide sales were $11.0 billion for the second quarter of 2013, a decline of 11% compared with the second quarter of 2012. Global sales for the first six months of 2013 were $21.7 billion, a decrease of 10% compared with the same period in 2012. The second quarter and year-to-date sales declines were driven primarily by lower sales of Singulair. As noted above, the patents that provided U.S. market exclusivity and market exclusivity in a number of major European markets for Singulair expired in August 2012 and February 2013, respectively, and the Company experienced a significant and rapid decline in Singulair sales in those markets thereafter. Foreign exchange unfavorably affected global sales performance by 3% and 2%, respectively, for the second quarter and first six months of 2013. The revenue declines in the second quarter and first six months of 2013 also reflect lower sales of Maxalt, Cozaar (losartan potassium), Hyzaar (losartan potassium and hydrochlorothiazide), Clarinex (desloratadine), Fosamax (alendronate sodium), Vytorin (ezetimibe/simvastatin), PegIntron (peginterferon alpha-2b) and Propecia. These declines were partially offset by growth in Gardasil [human papillomavirus quadrivalent (types 6, 11, 16 and 18) vaccine, recombinant], Janumet (sitagliptin/metformin HCI), and Simponi (golimumab), as well as higher revenue from the Company’s relationship with AstraZeneca LP (“AZLP”). In addition, increased sales of Zostavax [Zoster Vaccine Live] also partially offset the revenue decline in the year-to-date period.
Global efforts toward health care cost containment continue to exert pressure on product pricing and market access worldwide. In many international markets, government-mandated pricing actions have reduced prices of generic and patented drugs. These and other austerity measures negatively affected the Company’s revenue performance in the first six months of 2013 and the Company anticipates these measures will continue to negatively affect revenue performance for the remainder of 2013.

Sales of the Company’s products were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2013	2012	2013	2012
Primary Care and Women’s Health
Cardiovascular
Zetia	$650	$632	$1,279	$1,246
Vytorin	417	445	810	889
Diabetes and Obesity
Januvia	1,072	1,058	1,956	1,977
Janumet	474	411	883	802
Respiratory
Nasonex	325	293	711	668
Singulair	281	1,431	618	2,771
Dulera	79	50	147	89
Asmanex	49	51	89	99
Women’s Health and Endocrine
NuvaRing	171	157	322	303
Fosamax	144	186	281	370
Follistim AQ	134	125	257	241
Implanon	102	85	187	161
Cerazette	48	72	108	139
Other
Arcoxia	121	117	242	229
Avelox	29	44	65	117
Hospital and Specialty
Immunology
Remicade	527	518	1,076	1,037
Simponi	120	76	228	150
Infectious Disease
Isentress	412	398	775	735
Cancidas	163	166	326	311
PegIntron	142	183	268	345
Invanz	120	110	230	211
Victrelis	116	126	226	238
Noxafil	71	66	136	125
Oncology
Temodar	219	225	434	461
Emend	135	145	250	247
Other
Cosopt/Trusopt	103	105	209	229
Bridion	69	60	131	118
Integrilin	48	60	95	113
Diversified Brands
Cozaar/Hyzaar	255	337	522	674
Primaxin	85	104	168	192
Zocor	74	96	156	199
Propecia	67	100	135	208
Clarinex	64	140	125	273
Claritin Rx	40	48	115	134
Remeron	53	66	106	123
Proscar	58	55	98	106
Maxalt	43	154	83	310
Vaccines (1)
Gardasil	383	324	773	608
ProQuad/M-M-R II/Varivax	339	316	611	571
Zostavax	141	148	309	224
RotaTeq	144	142	306	284
Pneumovax 23	108	101	219	213
Other pharmaceutical (2)	1,115	1,034	2,136	2,102
Total Pharmaceutical segment sales	9,310	10,560	18,201	20,642
Other segment sales (3)	1,631	1,680	3,343	3,273
Total segment sales	10,941	12,240	21,544	23,915
Other (4)	69	71	137	126
	$11,010	$12,311	$21,681	$24,041

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

The provision for discounts includes indirect customer discounts that occur when a contracted customer purchases directly through an intermediary wholesale purchaser, known as chargebacks, as well as indirectly in the form of rebates owed based upon definitive contractual agreements or legal requirements with private sector and public sector (Medicaid and Medicare Part D) benefit providers, after the final dispensing of the product by a pharmacy to a benefit plan participant. These discounts, in the aggregate, reduced sales by $1.3 billion and $1.5 billion for the three months ended June 30, 2013 and 2012, respectively, and $2.5 billion and $3.0 billion for the six months ended June 30, 2013 and 2012, respectively. Inventory levels at key U.S. wholesalers for each of the Company’s major pharmaceutical products are generally less than one month.
Pharmaceutical Segment
Primary Care and Women’s Health
Cardiovascular
Worldwide sales of Zetia (ezetimibe) (also marketed as Ezetrol outside the United States), a cholesterol absorption inhibitor, were $650 million in the second quarter of 2013 and $1.3 billion for the first six months of 2013, representing increases of 3% compared with the same periods of 2012. Foreign exchange unfavorably affected global sales performance by 3% and 2% in the second quarter and first six months of 2013, respectively. The sales increases primarily reflect favorable pricing in the United States.
Global sales of Vytorin (marketed outside the United States as Inegy), a combination product containing the active ingredients of both Zetia and Zocor (simvastatin), were $417 million and $810 million in the second quarter and first six months of 2013, respectively, representing declines of 6% and 9%, respectively, compared with the same periods in 2012. The sales declines primarily reflect lower volumes in the United States, as well as unfavorable pricing and lower volumes in Europe.
In May 2013, Merck announced that the U.S. Food and Drug Administration (the “FDA”) approved Liptruzet (ezetimibe and atorvastatin) tablets for the treatment of elevated low-density lipoprotein (“LDL”) cholesterol in patients with primary or mixed hyperlipidemia as adjunctive therapy to diet when diet alone is not enough. Liptruzet, a once-daily tablet, inhibits the absorption of cholesterol in the digestive tract (through ezetimibe) and the production of cholesterol in the liver (through atorvastatin). Merck is continuing to move forward with planned filings for the ezetimibe and atorvastatin combination tablet in additional countries around the world.
Diabetes and Obesity
Global sales of Januvia (sitagliptin), Merck’s dipeptidyl peptidase-4 (“DPP-4”) inhibitor for the treatment of type 2 diabetes, were $1.1 billion in the second quarter of 2013, an increase of 1% compared with the second quarter of 2012 including a 6% unfavorable effect from foreign exchange. Sales performance in the second quarter of 2013 as compared with the second quarter of 2012 reflects higher sales in the United States driven primarily by favorable pricing, as well as volume growth in Japan, partially offset by the unfavorable effect of foreign exchange particularly in Japan. Worldwide sales of Januvia were $2.0 billion in the first six months of 2013, a decline of 1% compared with the same period of 2012 including a 4% unfavorable effect from foreign exchange. Excluding the negative effect from foreign exchange, sales in the first six months of 2013 as compared with the first six months of 2012 reflect positive performance in Japan, the emerging markets, and the United States.
Worldwide sales of Janumet, Merck’s oral antihyperglycemic agent that combines sitagliptin (Januvia) with metformin in a single tablet to target all three key defects of type 2 diabetes, were $474 million for the second quarter of 2013 and $883 million for the first six months of 2013, representing increases of 16% and 10%, respectively, compared with the same periods of 2013, reflecting favorable pricing and volume growth in United States, as well as volume growth internationally.
Respiratory
Global sales of Nasonex (mometasone furoate monohydrate), an inhaled nasal corticosteroid for the treatment of nasal allergy symptoms, increased 11% in the second quarter of 2013 to $325 million and 6% in the first six months of 2013 to $711 million driven primarily by increases in the United States, reflecting a net favorable adjustment to indirect customer discounts that was partially offset by lower volumes. The sales increase for the first six months of 2013 also reflects growth in Japan. Foreign exchange unfavorably affected global sales performance by 2% and 3% in the second quarter and first six months of 2013, respectively. In 2009, Apotex Inc. and Apotex Corp. (collectively, “Apotex”) filed an Abbreviated New Drug Application with the FDA seeking approval to sell its generic version of Nasonex. In June 2012, the U.S. District Court for the District of New Jersey ruled against the Company in a patent infringement suit against Apotex holding that Apotex’s generic version of Nasonex does not infringe on the Company’s formulation patent (see Note 9 to the interim consolidated financial statements). In June 2013, the Court of Appeals for the Federal Circuit issued a decision affirming the U.S. District Court decision and the Company has exhausted all of its appeal options. If generic versions become available, significant losses of Nasonex sales could occur and the Company may take a non-cash impairment charge with respect to the value of the Nasonex intangible asset, which had a carrying value of approximately $1.6 billion at June 30, 2013. If the Nasonex intangible asset is determined to be impaired, the impairment charge could be material. U.S. sales of Nasonex were $597 million for the full year of 2012.

Worldwide sales of Singulair, a once-a-day oral medicine for the chronic treatment of asthma and for the relief of symptoms of allergic rhinitis, fell 80% in the second quarter of 2013 to $281 million and declined 78% in the first six months of 2013 to $618 million compared with the same periods of 2012, driven primarily by lower sales in United States, as well as in Europe. The patent that provided U.S. market exclusivity for Singulair expired in August 2012 and the Company has lost substantially all sales of Singulair in the United States. In addition, the patents that provided market exclusivity for Singulair expired in a number of major European markets in February 2013 and the Company is experiencing a significant and rapid decline in Singulair sales in those markets following the patent expiries and expects the decline to continue. Sales of Singulair in Europe declined 70% to $49 million in the second quarter of 2013 and 52% to $160 million in the first six months of 2013 compared with the same periods of 2012.
Global sales of Dulera (mometasone furoate/formoterol fumarate dihydrate) Inhalation Aerosol, a combination medicine for the treatment of asthma, were $79 million in the second quarter of 2013 compared with $50 million in the second quarter of 2012 and were $147 million in the first six months of 2013 compared with $89 million for the first six months of 2012. The sales increases reflect higher demand in the United States. In January 2012, Merck received a Complete Response Letter from the FDA on the Company’s supplemental New Drug Application for Dulera Inhalation Aerosol for the treatment of chronic obstructive pulmonary disease. The Company is planning to conduct an additional clinical study and update the application in the future.
Women’s Health and Endocrine
Worldwide sales of NuvaRing (etonogestrel/ethinyl estradiol vaginal ring), a vaginal contraceptive product, increased 9% in the second quarter of 2013 to $171 million and grew 6% in the first six months of 2013 to $322 million compared with the same periods in 2012 primarily reflecting favorable pricing in the United States.
Worldwide sales of Fosamax and Fosamax Plus D (alendronate sodium/cholecalciferol) (marketed as Fosavance throughout the EU and as Fosamac in Japan) for the treatment and, in the case of Fosamax, prevention of osteoporosis declined 22% in the second quarter of 2013 to $144 million and decreased 24% in the first six months of 2013 to $281 million compared with the same periods of 2012 driven primarily by declines in Europe and Japan. These medicines have lost market exclusivity in the United States and in most major international markets. The Company expects the sales declines within the Fosamax product franchise to continue.
Global sales of Follistim AQ (follitropin beta injection) (marketed in most countries outside the United States as Puregon), a biological fertility treatment, grew 8% in the second quarter of 2013 to $134 million and increased 6% in the first six months of 2013 to $257 million compared with the same periods in 2012 driven largely by positive performance in the United States. Puregon lost market exclusivity in the EU in August 2009.
The Company continues to experience difficulty manufacturing certain women’s health products. The Company is working to resolve these issues, which were not material to the Company’s results of operations.
Other
Other products included in Primary Care and Women’s Health include among others, Asmanex Twisthaler (mometasone furoate inhalation powder), an inhaled corticosteroid for asthma; Implanon (etonogestrel implant), a single-rod subdermal contraceptive implant; Cerazette (desogestrol), a progestin only oral contraceptive; Arcoxia (etoricoxib) for the treatment of arthritis and pain; and Avelox (moxifloxacin hydrochloride), a broad-spectrum fluoroquinolone antibiotic for the treatment of certain respiratory and skin infections marketed by the Company in the United States. The patent that provides U.S. market exclusivity for Avelox expires in March 2014; however, by agreement, a generic manufacturer may launch a generic version of Avelox in February 2014.
Hospital and Specialty
Immunology
Sales of Remicade (infliximab), a treatment for inflammatory diseases (marketed by the Company in Europe, Russia and Turkey), grew 2% to $527 million for the second quarter of 2013 compared with the second quarter of 2012 and increased 4% to $1.1 billion for the first six months of 2013 compared with the same period in 2012. Sales growth in both periods reflects volume growth in Europe that was partially offset by unfavorable pricing.
Sales of Simponi, a once-monthly subcutaneous treatment for certain inflammatory diseases (marketed by the Company in Europe, Russia and Turkey), were $120 million in the second quarter of 2013 compared with $76 million in the second quarter of 2012 and were $228 million in the first six months of 2013 compared with $150 million in the first six months of 2012. Sales growth was driven by continued uptake since launch. Simponi was approved by the European Commission (the “EC”) in October 2009. In July 2013, the Committee for Medicinal Products for Human Use of the European Medicines Agency adopted a positive opinion recommending approval of Simponi for the treatment of adult patients with moderately to severely active ulcerative colitis who have had an inadequate response to conventional therapy or who are intolerant to or have medical contraindications for such therapies. The EC is expected to render a final decision in the coming months.

Infectious Disease
Global sales of Isentress (raltegravir), an HIV integrase inhibitor for use in combination with other antiretroviral agents for the treatment of HIV-1 infection, grew 4% in the second quarter of 2013 to $412 million and increased 5% in the first six months of 2013 to $775 million compared with the same periods in 2012 primarily reflecting favorable pricing and volume growth in the United States and volume growth in Europe. In the second quarter of 2013, these increases were partially offset by a decline in emerging market sales as compared with the second quarter of 2012.
Global sales of Cancidas (caspofungin acetate), an anti-fungal product, decreased 1% in the second quarter of 2013 to $163 million. Sales of Cancidas grew 5% in the first six months of 2013 to $326 million compared with the same period in 2012 largely reflecting volume growth outside the United States.
Worldwide sales of PegIntron, a treatment for chronic hepatitis C, were $142 million and $268 million in the second quarter and first six months of 2013, respectively, representing declines of 22% compared with the same periods in 2012. The Company believes that the sales declines are attributable in part to patient treatment being delayed by health care providers in anticipation of new therapeutic options becoming available. Foreign exchange unfavorably affected global sales performance by 3% and 2% in the second quarter and first six months of 2013, respectively.
Worldwide sales of Victrelis (boceprevir), an oral medicine for the treatment of chronic hepatitis C, were $116 million and $226 million in the second quarter and first six months of 2013, respectively, representing declines of 8% and 5%, respectively, compared with the same periods of 2012. Foreign exchange unfavorably affected global sales performance by 1% and 2% in the second quarter and first six months of 2013, respectively. Sales declines in the United States were partially offset by growth in the emerging markets. The Company believes that the sales declines in the United States are attributable in part to patient treatment being delayed by health care providers in anticipation of new therapeutic options becoming available.
Oncology
Sales of Temodar (temozolomide) (marketed as Temodal outside the United States), a treatment for certain types of brain tumors, were $219 million for the second quarter of 2013, a decline of 3% compared with the second quarter of 2012, and were $434 million for the first six months of 2013, a decline of 6% compared with the same period in 2012. Foreign exchange unfavorably affected global sales performance by 3% in both the second quarter and first six months of 2013. Sales performance primarily reflects generic competition in Europe. Temodar lost patent exclusivity in the EU in 2009. As previously disclosed, by agreement, a generic manufacturer may launch a generic version of Temodar in the United States in August 2013. Accordingly, the Company anticipates that U.S. sales of Temodar, which were $423 million for the full year of 2012, will decline significantly in 2013. The U.S. patent and exclusivity periods will otherwise expire in February 2014.
Global sales of Emend (aprepitant), for the prevention of chemotherapy-induced and post-operative nausea and vomiting, were $135 million in the second quarter of 2013, a decline of 7% compared with the second quarter of 2012, largely reflecting a decline in Japan. Sales of Emend were $250 million for the first six months of 2013, an increase of 1% compared with the same period in 2012 reflecting volume growth in the emerging markets, Europe and the United States, partially offset by a decline in Japan. Foreign exchange unfavorably affected global sales performance by 4% and 3% in the second quarter and first six months of 2013, respectively.
Other
Worldwide sales of ophthalmic products Cosopt (dorzolamide hydrochloride-timolol maleate ophthalmic solution) and Trusopt (dorzolamide hydrochloride ophthalmic solution) declined 2% in the second quarter of 2013 to $103 million and decreased 9% in the first six months of 2013 to $209 million reflecting lower sales in Europe and the emerging markets. Foreign exchange unfavorably affected global sales performance by 7% and 6% in the second quarter and first six months of 2013, respectively. The patent for Cosopt expired in a number of major European markets in March 2013 and the Company is experiencing sales declines in those markets and expects the declines to continue. The patents that provided market exclusivity for Cosopt and Trusopt in the United States and for Trusopt in a number of major European markets had previously expired.
Bridion (sugammadex sodium injection), for the reversal of certain muscle relaxants used during surgery, is approved and has been launched in many countries outside of the United States. Sales of Bridion grew 14% to $69 million in the second quarter of 2013 and increased 11% to $131 million for the first six months of 2013 compared with the same periods of 2012. The sales increases were driven by volume growth in Europe and in the emerging markets. Foreign exchange unfavorably affected global sales performance by 12% and 11% in the second quarter and first six months of 2013, respectively. Sugammadex sodium injection is currently under review by the FDA (see “Research and Development Update” below).

In 2009, the FDA approved Saphris (asenapine), an antipsychotic indicated for the treatment of schizophrenia and bipolar I disorder in adults. In 2010, asenapine, sold under the brand name Sycrest, received marketing approval in the European Union (“EU”) for the treatment of bipolar I disorder in adults. In 2010, Merck and H. Lundbeck A/S (“Lundbeck”) announced a worldwide commercialization agreement for Sycrest sublingual tablets (5 mg, 10 mg). Under the terms of the agreement, Lundbeck paid a fee and makes product supply payments in exchange for exclusive commercial rights to Sycrest in all markets outside the United States, China and Japan. Merck’s sales of Saphris were $42 million and $43 million in the second quarter of 2013 and 2012, respectively, and were $73 million and $83 million in the first six months of 2013 and 2012, respectively. During the second quarter, the Company reduced cash flow projections for Saphris/Sycrest as a result of reduced expectations in international markets and in the United States. These revisions to cash flows indicated that the Saphris/Sycrest intangible asset value was not recoverable on an undiscounted cash flows basis. Utilizing market participant assumptions, and considering several different scenarios, the Company concluded that its best estimate of the current fair value of the intangible asset related to Saphris/Sycrest was approximately $170 million, which resulted in the recognition of an impairment charge of $330 million during the second quarter and first six months of 2013, which is reflected within Materials and production costs.

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
Global sales of Cozaar and its companion agent Hyzaar (a combination of Cozaar and hydrochlorothiazide), treatments for hypertension, were $255 million in the second quarter of 2013 and $522 million for the first six months of 2013, representing declines of 24% and 23%, respectively, compared with the same periods of 2012. Foreign exchange unfavorably affected global sales performance by 8% and 7% for the second quarter and first six months of 2013, respectively. The patents that provided market exclusivity for Cozaar and Hyzaar in the United States and in a number of major international markets have expired. Accordingly, the Company is experiencing significant declines in Cozaar and Hyzaar sales in those markets and the Company expects the declines to continue. In the first six months of 2013, the declines were partially offset by higher sales in the emerging markets.
Worldwide sales of Propecia, a product for the treatment of male pattern hair loss, were $67 million and $135 million in the second quarter and first six months of 2013, respectively, representing declines of 33% and 35%, respectively, compared with the same periods in 2012. Foreign exchange unfavorably affected global sales performance by 7% and 5% in the second quarter and first six months of 2013, respectively. The sales declines in both periods were driven primarily by volume declines in the United States. The formulation/use patent that provides U.S. market exclusivity for Propecia expires in October 2013; however, as previously disclosed, by agreement, one generic manufacturer entered the U.S. market in January 2013 and another was given the right to enter in July 2013. Accordingly, the Company is experiencing a significant decline in U.S. sales of Propecia and expects the decline to continue. U.S. sales of Propecia were $124 million for the full year of 2012.
Global sales of Clarinex (marketed as Aerius in many countries outside the United States), a non-sedating antihistamine, were $64 million for the second quarter of 2013, a decline of 54% compared with the second quarter of 2012, and were $125 million for the first six months of 2013, a decline of 54% compared with the same period of 2012, reflecting lower volumes in the United States and Europe as a result of generic competition. As previously disclosed, by virtue of litigation settlements, certain generic manufacturers were given the right to enter the U.S. market in 2012 and several generic versions have been launched. The Company anticipates that sales of Clarinex will continue to decline.
Global sales of Maxalt, a product for the acute treatment of migraine, were $43 million and $83 million in the second quarter and first six months of 2013, respectively, representing declines of 72% and 73%, respectively, compared with the same periods in 2012, driven by lower sales in the United States. The patent that provided U.S. market exclusivity for Maxalt expired in December 2012 and the Company experienced a significant and rapid decline in U.S. Maxalt sales thereafter. In addition, the patent that provides market exclusivity for Maxalt will expire in a number of major European markets in August 2013 and the Company anticipates that sales in those markets will decline significantly thereafter. Sales of Maxalt were $491 million in the United States and $92 million in Europe for the full year of 2012.
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
Merck’s sales of Gardasil, a vaccine to help prevent certain diseases caused by human papillomavirus (“HPV”) types 6, 11, 16 and 18, grew 18% in the second quarter of 2013 to $383 million and increased 27% in the first six months of 2013 to $773 million as compared with the same periods in 2012. The sales increases were driven primarily by volume growth in the United States, reflecting continued uptake in males and, for the year-to-date period, higher public sector purchases, as well as volume growth in certain emerging markets, particularly in Latin America. On June 14, 2013, the Japanese Health Ministry issued an advisory to suspend active promotion of HPV vaccines. Accordingly, the Company anticipates that sales of Gardasil in Japan will decline for the remainder of 2013. Sales of Gardasil in Japan were approximately $140 million for the full year of 2012.
ProQuad [Measles, Mumps, Rubella and Varicella Virus Vaccine Live], a pediatric combination vaccine to help protect against measles, mumps, rubella and varicella, which experienced supply constraints in recent years, became available again in the United States for ordering in October 2012. Merck’s sales of ProQuad were $82 million in the second quarter of 2013 and $144 million in the first six months of 2013.
Merck’s sales of Varivax, a vaccine to help prevent chickenpox (varicella), were $184 million for the second quarter of 2013 compared with $216 million for the second quarter of 2012 and were $327 million for the first six months of 2013 compared with $392 million for the first six months of 2012. Merck’s sales of M-M-R II [Measles, Mumps and Rubella Virus Vaccine Live], a vaccine to help protect against measles, mumps and rubella, were $73 million for the second quarter of 2013 compared with $101 million for the second quarter of 2012 and were $140 million for the first six months of 2013 compared with $180 million for the first six months of 2012. The Varivax and M-M-R II sales declines are largely attributable to the availability of ProQuad discussed above.
Global sales of RotaTeq [Rotavirus Vaccine, Live, Oral, Pentavalent], a vaccine to help protect against rotavirus gastroenteritis in infants and children, recorded by Merck were $144 million in the second quarter of 2013, an increase of 1% compared with the second quarter of 2012. Sales of RotaTeq were $306 million in the first six months of 2013, an increase of 8% compared with the same period in 2012, reflecting higher public sector purchases in the United States and higher sales in Japan, partially offset by declines in certain emerging markets.
Merck’s sales of Zostavax, a vaccine to help prevent shingles (herpes zoster) in adults 50 years of age and older, were $141 million in the second quarter of 2013 compared with $148 million in the second quarter of 2012 and were $309 million in the first six months of 2013 compared with $224 million in the first six months of 2012. The sales increase in the first six months of 2013 reflects higher demand in the United States. The Company anticipates limited launches of Zostavax outside of the United States later in 2013.
Other Segments
Animal Health
Animal Health includes pharmaceutical and vaccine products for the prevention, treatment and control of disease in all major farm and companion animal species. Animal Health sales are affected by intense competition and the frequent introduction of generic products. Global sales of Animal Health products totaled $851 million for the second quarter of 2013, a decline of 2% compared with the second quarter of 2012, and were $1.7 billion for the first six months of 2013, essentially flat when compared with the same period in 2012. Foreign exchange unfavorably affected global sales performance by 3% in the second quarter of 2013 and by 2% for the first six months of 2013. Excluding the unfavorable impact of foreign exchange, sales performance in the quarter and year-to-date period reflects growth in companion animal and poultry products, partially offset by a decline in swine products.
Consumer Care
Consumer Care products include over-the-counter, foot care and sun care products such as Claritin non-drowsy antihistamines; Dr. Scholl’s foot care products; and Coppertone sun care products. Global sales of Consumer Care products were $490 million for the second quarter of 2013, a decrease of 11% compared with the second quarter of 2012, and were $1.1 billion for the first six months of 2013, a decline of 4% compared with the first six months of 2012. Foreign exchange unfavorably affected global sales performance by 1% in both the second quarter and first six months of 2013. The sales declines in both periods resulted from the ongoing termination in China of certain Consumer Care distribution arrangements and a reversal of sales previously made to those distributors, together with associated termination costs. Excluding those actions, Consumer Care global sales would have increased by 2% and 3% for the second quarter and first six months of 2013, respectively, compared with the same periods in 2012 including a 1% unfavorable impact due to foreign exchange in both periods. Consumer Care product sales are affected by competition and consumer spending patterns. In January 2013, the FDA approved Oxytrol for Women, the first and only over-the-counter treatment for overactive bladder in women, which the Company anticipates will be available to customers in the third quarter of 2013.
Alliances
The alliances segment includes results from the Company’s relationship with AZLP. Revenue from AZLP, primarily relating to sales of Nexium and Prilosec, was $245 million and $223 million in the second quarter of 2013 and 2012, respectively, and was $507 million and $409 million in the first six months of 2013 and 2012, respectively. AstraZeneca has an option to buy Merck’s interest in a subsidiary and, through it, Merck’s interest in Nexium and Prilosec, exercisable in 2014, and the Company believes that it is likely that AstraZeneca will exercise that option (see “Selected Joint Venture and Affiliate Information” below). If AstraZeneca exercises its option, the Company will no longer record equity income from AZLP and supply sales to AZLP are expected to terminate.
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
The Company recorded total pretax restructuring costs of $265 million and $293 million in the second quarter of 2013 and 2012, respectively, and $418 million and $572 million in the first six months of 2013 and 2012, respectively, related to this program. The restructuring actions under the Merger Restructuring Program are expected to be substantially completed by the end of 2013, with the exception of certain actions, principally manufacturing-related. Subsequent to the Merger, the Company has rationalized a number of manufacturing sites worldwide. The remaining actions under this program will result in additional manufacturing facility rationalizations, which are expected to be substantially completed by 2016. The Company expects the estimated total cumulative pretax costs for this program to be approximately $7.2 billion to $7.5 billion. The Company estimates that approximately two-thirds of the cumulative pretax costs relate to cash outlays, primarily related to employee separation expense. Approximately one-third of the cumulative pretax costs are non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested. The Company expects the Merger Restructuring Program to yield annual savings by the end of 2013 of approximately $3.5 billion to $4.0 billion and annual savings upon completion of the program of approximately $4.0 billion to $4.6 billion.
In October 2008, Merck announced a global restructuring program (the “2008 Restructuring Program”) to reduce its cost structure, increase efficiency, and enhance competitiveness. As part of the 2008 Restructuring Program, the Company expects to eliminate approximately 7,200 positions — 6,800 active employees and 400 vacancies — across the Company worldwide. Pretax restructuring costs of $13 million and $(4) million were recorded in the second quarter of 2013 and 2012, respectively, and $54 million and $10 million were recorded in the first six months of 2013 and 2012, respectively, related to the 2008 Restructuring Program. The 2008 Restructuring Program was substantially completed in 2011, with the exception of certain manufacturing-related actions, which are expected to be completed by the end of 2015, with the total cumulative pretax costs estimated to be up to $2.0 billion. The Company estimates that two-thirds of the cumulative pretax costs relate to cash outlays, primarily from employee separation expense. Approximately one-third of the cumulative pretax costs are non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested. Merck expects the 2008 Restructuring Program to yield cumulative pretax savings of $3.8 billion to $4.2 billion from 2008 to 2013.
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

Materials and Production
Materials and production costs were $4.3 billion for the second quarter of 2013, an increase of 4% compared with the second quarter of 2012, and were $8.2 billion for the first six months of 2013, an increase of 1% compared with the first six months of 2012. Costs in the second quarter and first six months of 2013 include $1.2 billion and $2.4 billion, respectively, and for the second quarter and first six months of 2012 include $1.2 billion and $2.5 billion, respectively, of expenses for the amortization of intangible assets recognized in connection with mergers and acquisitions. In addition, expenses in the second quarter and first six months of 2013 include an intangible asset impairment charge of $330 million. Also included in materials and production costs were costs associated with restructuring activities which amounted to $93 million and $83 million in the second quarter of 2013 and 2012, respectively, and $136 million and $88 million in the first six months of 2013 and 2012, respectively, including accelerated depreciation and asset write-offs related to the planned sale or closure of manufacturing facilities. Separation costs associated with manufacturing-related headcount reductions have been incurred and are reflected in Restructuring costs as discussed below.
Gross margin was 61.1% in the second quarter of 2013 compared with 66.6% in the second quarter of 2012 and was 62.0% in the first six months of 2013 compared with 66.1% for the first six months of 2012. The amortization of intangible assets, as well as the restructuring and impairment charges noted above reduced gross margin by 14.6 and 10.6 percentage points for the second quarter of 2013 and 2012, respectively, and 13.1 and 10.6 percentage points for the first six months of 2013 and 2012, respectively. The gross margin declines were driven primarily by the loss of Singulair sales as a result of patent expiries in the United Sates in August 2012 and in major European markets in February 2013. In addition, generic competition in the United States for Maxalt and Propecia also negatively affected gross margin in the second quarter and first six months of 2013. These declines were partially offset by improvements resulting from lower costs due to manufacturing efficiencies. The Company anticipates that gross margin will continue to be negatively affected by the loss of market exclusivity for Singulair, Maxalt and Propecia for the remainder of 2013.

Marketing and Administrative
Marketing and administrative expenses were $3.1 billion in the second quarter of 2013 and were $6.1 billion for the first six months of 2013, representing declines of 3% compared with the same periods of 2012. The declines were largely due to the favorable impact of foreign exchange and lower promotional spending and selling costs. Expenses for the second quarter of 2013 and 2012 include restructuring costs of $16 million and $21 million, respectively, and for the first six months of 2013 and 2012 include $33 million and $45 million, respectively, of restructuring costs, related primarily to accelerated depreciation for facilities to be closed or divested. Separation costs associated with sales force reductions have been incurred and are reflected in Restructuring costs as discussed below. Marketing and administrative expenses also include $19 million and $64 million of acquisition-related costs in the second quarter of 2013 and 2012, respectively, and $42 million and $115 million for the first six months of 2013 and 2012, respectively, consisting of incremental, third-party integration costs related to the Merger, including costs related to legal entity and systems integration.
Research and Development
Research and development expenses were $2.1 billion for the second quarter of 2013, a decline of 3% compared with the second quarter of 2012, and were $4.0 billion for the first six months of 2013, essentially flat when compared with the first six months of 2012. Research and development expenses are comprised of the costs directly incurred by Merck Research Laboratories (“MRL”), the Company’s research and development division that focuses on human health-related activities, which were approximately $1.1 billion in both the second quarter of 2013 and the second quarter of 2012 and were $2.2 billion in both the first six months of 2013 and the first six months of 2012. Also included in research and development expenses are costs incurred by other divisions in support of research and development activities, including depreciation, production and general and administrative, as well as licensing activity, certain costs from operating segments, including the Pharmaceutical, Animal Health and Consumer Care segments, which in the aggregate were $713 million and $888 million for the second quarter of 2013 and 2012, respectively, and $1.5 billion and $1.6 billion for the first six months of 2013 and 2012, respectively. Research and development expenses in the second quarter and first six months of 2013 reflect lower costs for upfront and milestone payments for in-licensed programs as compared with the same periods in the prior year, largely due to payment of $120 million in 2012 related to an agreement with Endocyte, Inc.
Research and development expenses also include in-process research and development (“IPR&D”) impairment charges and research and development-related restructuring charges. During the second quarter of 2013 and 2012, the Company recorded $234 million and $127 million, respectively, and for the first six months of 2013 and 2012 recognized $264 million and $136 million, respectively, of IPR&D impairment charges. Of the IPR&D impairment charges recorded in the second quarter and first six months of 2013, approximately $181 million related to the write-off of the intangible asset associated with preladenant as a result of the discontinuation of the clinical development program for this compound (see “Research and Development Update” below). In addition, the Company recorded impairment charges resulting from changes in cash flow assumptions for certain compounds. The remaining impairment charges for the first six months of 2013 and the charges in the second quarter and first six months of 2012 reflect impairments primarily related to pipeline programs that had previously been deprioritized and were subsequently deemed to have no alternative use during the period. The Company may recognize additional non-cash impairment charges in the future for the cancellation or delay of other pipeline programs that were measured at fair value and capitalized in connection with mergers and acquisitions and such charges could be material. Research and development expenses also reflect accelerated depreciation and asset abandonment costs associated with restructuring activities of $14 million and $41 million in the second quarter of 2013 and 2012, respectively, and $29 million and $86 million in the first six months of 2013 and 2012, respectively.
Restructuring Costs
Restructuring costs, primarily representing separation and other related costs associated with restructuring activities, were $155 million and $144 million for the second quarter of 2013 and 2012, respectively, and $274 million and $363 million for the first six months of 2013 and 2012, respectively, nearly all of which related to the Merger Restructuring Program. Separation costs were incurred associated with actual headcount reductions, as well as estimated expenses under existing severance programs for headcount reductions that were probable and could be reasonably estimated. Merck eliminated approximately 680 positions in the second quarter of 2013, of which 670 related to the Merger Restructuring Program and 10 related to the 2008 Restructuring Program. During the first six months of 2013, Merck eliminated approximately 1,460 positions of which 1,405 related to the Merger Restructuring Program and 55 related to the 2008 Restructuring Program. Merck eliminated approximately 780 positions in the second quarter of 2012, all of which related to the Merger Restructuring Program. During the first six months of 2012, Merck eliminated approximately 1,940 positions of which 1,800 related to the Merger Restructuring Program and 140 related to the 2008 Restructuring Program. These position eliminations are comprised of actual headcount reductions, and the elimination of contractors and vacant positions. Also included in restructuring costs are curtailment, settlement and termination charges associated with pension and other postretirement benefit plans, share-based compensation and shutdown costs. For segment reporting, restructuring costs are unallocated expenses. Additional costs associated with the Company’s restructuring activities are included in Materials and production, Marketing and administrative and Research and development as discussed above.
Equity Income from Affiliates
Equity income from affiliates, which reflects the performance of the Company’s joint ventures and other equity method affiliates, primarily AZLP, was $116 million in the second quarter of 2013 compared with $142 million in the second quarter of 2012 largely reflecting lower equity income from AZLP. Equity income from affiliates was $249 million in the first six months of 2013 compared with $253 million in the first six months of 2012. (See “Selected Joint Venture and Affiliate Information” below.)
Other (Income) Expense, Net
Other (income) expense, net was $201 million of expense in the second quarter of 2013 compared with $103 million of expense in the second quarter of 2012 and was $484 million of expense in the first six months of 2013 compared with $247 million of expense in the first six months of 2012. The higher net expenses in both periods reflect increased exchange losses, which for the first six months of 2013 include losses from a Venezuelan currency devaluation, as well as increased interest expense resulting in part from issuances of debt in September 2012 and May 2013. In February 2013, the Venezuelan government devalued its currency (Bolívar Fuertes) from 4.30 VEF per U.S. dollar to 6.30 VEF per U.S. dollar. The Company recognized losses due to exchange of approximately $140 million in the first quarter of 2013 resulting from the remeasurement of the local monetary assets and liabilities at the new rate. Since January 2010, Venezuela has been designated hyperinflationary and, as a result, local foreign operations are remeasured in U.S. dollars with the impact recorded in results of operations.

Segment Profits

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2013	2012	2013	2012
Pharmaceutical segment profits	$5,693	$6,906	$11,039	$13,502
Other non-reportable segment profits	793	774	1,693	1,578
Other	(5,241)	(5,000)	(9,937)	(9,894)
Income before income taxes	$1,245	$2,680	$2,795	$5,186
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
Pharmaceutical segment profits declined 18% in both the second quarter and first six months of 2013 as compared with the same periods in 2012, driven primarily by the effects of the loss of market exclusivity for certain products, particularly Singulair.
Taxes on Income
The effective income tax rates of 24.9% and 32.1% for the second quarter of 2013 and 2012, respectively, and 8.7% and 30.8% for the first six months of 2013 and 2012, respectively, reflect the impacts of acquisition-related costs and restructuring costs, partially offset by the beneficial impact of foreign earnings. In addition, the effective tax rates for the second quarter and first six months of 2013 reflect net benefits from reductions in tax reserves upon expiration of applicable statute of limitations. Additionally, the tax rate for the first six months of 2013 reflects the favorable impact of tax legislation enacted in the first quarter of 2013 that extended the R&D tax credit for both 2012 and 2013, as well as an out-of-period net tax benefit of approximately $160 million associated with the resolution of a previously disclosed legacy Schering-Plough federal income tax issue (see note 14 to the interim consolidated financial statements).
Net Income and Earnings per Common Share
Net income attributable to Merck & Co., Inc. was $906 million for the second quarter of 2013 compared with $1.8 billion for the second quarter of 2012 and $2.5 billion for the first six months of 2013 compared with $3.5 billion for the first six months of 2012. Earnings per common share assuming dilution attributable to Merck & Co., Inc. common shareholders (“EPS”) for the second quarter of 2013 were $0.30 compared with $0.58 in the second quarter of 2012 and $0.82 for the first six months of 2013 compared with $1.15 for the first six months of 2012. The declines in net income and EPS were due primarily to lower sales reflecting the loss of market exclusivity for certain products, particularly Singulair, as well as higher intangible asset impairment charges and exchange losses, partially offset by the favorable impact of certain tax items and lower operating expenses.
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

A reconciliation between GAAP financial measures and non-GAAP financial measures is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions except per share amounts)	2013	2012	2013	2012
Pretax income as reported under GAAP	$1,245	$2,680	$2,795	$5,186
Increase (decrease) for excluded items:
Acquisition-related costs	1,768	1,417	3,005	2,706
Restructuring costs	278	289	472	582
Certain other items	(13)	—	(13)	—
	3,278	4,386	6,259	8,474
Taxes on income as reported under GAAP	310	860	244	1,599
Estimated tax benefit on excluded items	409	272	688	548
Net tax benefit from resolution of legacy Schering-Plough federal income tax issue	—	—	160	—
	719	1,132	1,092	2,147
Non-GAAP net income	2,559	3,254	5,167	6,327
Less: Net income attributable to noncontrolling interests	29	27	52	56
Non-GAAP net income attributable to Merck & Co., Inc.	$2,530	$3,227	$5,115	$6,271

EPS assuming dilution as reported under GAAP	$0.30	$0.58	$0.82	$1.15
EPS difference (1)	0.54	0.47	0.87	0.89
Non-GAAP EPS assuming dilution	$0.84	$1.05	$1.69	$2.04

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
Certain Other Items
Non-GAAP income and non-GAAP EPS exclude certain other items. These items represent substantive, unusual items that are evaluated on an individual basis. Such evaluation considers both the quantitative and the qualitative aspect of their unusual nature and generally represent items that, either as a result of their nature or magnitude, management would not anticipate that they would occur as part of the Company’s normal business on a regular basis. Excluded from non-GAAP income and non-GAAP EPS is a tax benefit from the resolution of a legacy Schering-Plough federal income tax issue (see note 14 to the interim consolidated financial statements).

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

In July 2013, Merck announced that the New Drug Application (“NDA”) for its investigational anti-thrombotic medicine, vorapaxar, has been accepted for standard review by the FDA. Merck is seeking FDA approval of vorapaxar for the secondary prevention of cardiovascular events in patients with a history of heart attack and no history of stroke or transient ischemic attack.
In March 2013, Merck announced that the Biologics License Application (“BLA”) for MK-7243, an investigational Timothy grass pollen (Phleum pratense) allergy immunotherapy tablet (“AIT”), was accepted for review by the FDA. The BLA for MK-7243 is supported by Phase III trials that evaluated the safety and efficacy of the investigational product, including a long-term, multi-season trial. In addition, in May 2013, Merck announced that the BLA for MK-3641, an investigational ragweed pollen (Ambrosia artemisiifolia) AIT, was accepted for review by the FDA. The BLA for MK-3641 is supported by five studies evaluating the efficacy and safety of the tablet in adults, 18 years of age or older, with ragweed induced allergic rhinitis (with or without conjunctivitis). MK-7243 and MK-3641 are investigational sublingual dissolvable tablets designed to help treat the underlying cause of allergic rhinitis by generating an immune response to help protect against the targeted allergens. Merck has partnered with ALK-Abello to develop its investigational sublingual allergy immunotherapy tablets for ragweed pollen, Timothy grass pollen and house dust mite in North America. Merck expects the FDA’s review for both MK-7243 and MK-3641 to be completed in the first half of 2014.
In April 2013, Merck announced that the FDA has designated MK-3475 as a Breakthrough Therapy for the treatment of patients with advanced melanoma. MK-3475 is Merck’s investigational antibody therapy targeting Programmed Death receptor (“PD-1”) that is currently being evaluated for the treatment of patients with advanced melanoma, and other tumor types. The designation of an investigational drug as a Breakthrough Therapy is intended to expedite the development and review of a candidate that is planned for use, alone or in combination, to treat a serious or life-threatening disease or condition when preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. The implications of Breakthrough Therapy Designation cannot be determined at this time. A new nonproprietary generic name for MK-3475 is under review by the United States Adopted Names Council.

In July 2013, the Company announced that it had received a Complete Response Letter (“CRL”) from the FDA regarding the NDA for suvorexant, Merck’s investigational medicine for the treatment of insomnia. In the CRL, the FDA advised Merck that: (1) the efficacy of suvorexant has been established at doses of 10 mg to 40 mg in elderly and non-elderly adult patients; (2) 10 mg should be the starting dose for most patients, and must be available before suvorexant can be approved; (3) 15 mg and 20 mg doses would be appropriate in patients in whom the 10 mg dose is well-tolerated but not effective; and, (4) for patients taking concomitant moderate CYP3A4 inhibitors, a 5 mg dose would be necessary. In addition, the FDA determined that the safety data do not support the approval of suvorexant 30 mg and 40 mg. Based on initial review of the letter, Merck has determined that additional clinical studies of suvorexant 10 mg will not be necessary. However, manufacturing studies will be required to advance the 10 mg dosage form. Merck will discuss with the FDA whether additional studies will be required to support the 5 mg dose. The Company is evaluating the requests outlined in the CRL and plans to submit definitive data in response to the FDA in the first half of 2014. As previously disclosed, both FDA approval and a separate scheduling determination by the U.S. Drug Enforcement Administration are required before Merck can introduce suvorexant in the United States. Insomnia is a condition characterized by difficulty falling asleep and/or staying asleep. If approved, suvorexant would be the first in a new class of medicines, called orexin receptor antagonists, for use in patients with insomnia. The Company has submitted a new drug application for suvorexant to the health authorities in Japan and is continuing with plans to seek approval for suvorexant in other countries around the world.

Also in July 2013, Merck confirmed that the FDA had canceled discussion of sugammadex sodium injection (MK-8616) at the scheduled Anesthetic and Analgesic Drug Products Advisory Committee meeting. Sugammadex sodium injection is Merck’s investigational medicine for the reversal of neuromuscular blockade induced by rocuronium or vecuronium. The FDA advised Merck that the agency needs additional time to assess the results of the FDA’s recently completed inspection of a clinical trial site. The site was one of four sites that conducted the hypersensitivity study previously requested by the agency. Merck is engaged in discussions with the FDA to identify the steps necessary to enable the agency to complete its review. The timing of completion of the FDA’s review is unknown. Sugammadex sodium injection is approved and has been launched in many countries outside of the United States where it is marketed as Bridion.
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
In May 2013, the Company provided an update on the clinical program for preladenant, Merck’s investigational adenosine A2A receptor antagonist for the treatment of Parkinson’s disease. An initial review of data from three separate Phase III trials did not provide evidence of efficacy for preladenant compared with placebo. Based on these results, Merck is taking steps to discontinue the extension phases of these studies and no longer plans to pursue regulatory filings for preladenant. The decision to discontinue these studies is not based on any safety finding. The Company recorded an impairment charge of $181 million in the second quarter of 2013 related to the discontinuation of the clinical development program for preladenant.

The chart below reflects the Company’s research pipeline as of July 31, 2013. Candidates shown in Phase III include specific products and the date such candidate entered into Phase III development. Candidates shown in Phase II include the most advanced compound with a specific mechanism or, if listed compounds have the same mechanism, they are each currently intended for commercialization in a given therapeutic area. Small molecules and biologics are given MK-number designations and vaccine candidates are given V-number designations. Candidates in Phase I, additional indications in the same therapeutic area and additional claims, line extensions or formulations for in-line products are not shown.

Phase II	Phase III (Phase III entry date)	Under Review
Allergy	Atherosclerosis	Allergy
MK-8237, Immunotherapy (1)	MK-0859 (anacetrapib) (May 2008)	MK-7243, Grass pollen (U.S.) (1)
Alzheimer’s Disease	Clostridium difficile Infection	MK-3641, Ragweed (U.S.) (1)
MK-8931 (2)	MK-3415A (actoxumab/bezlotoxumab) (November 2011)	Insomnia
Asthma	Contraception	MK-4305 (suvorexant) (U.S.) (6)
MK-1029	MK-8175A (NOMAC/E2) (U.S.) (June 2006) (4)	Neuromuscular Blockade Reversal
Bacterial Infection	Diabetes Mellitus	MK-8616 (sugammadex sodium
MK-7655	MK-3102 (omarigliptin) (September 2012)	injection) (U.S.) (7)
Cancer	Fertility	Platinum-Resistant Ovarian Cancer
MK-0646 (dalotuzumab)	MK-8962 (corifollitropin alfa injection) (U.S.) (July 2006)	MK-8109 (vintafolide) (EU)
MK-1775	Hepatitis C	Thrombosis
MK-2206	MK-7009 (vaniprevir) (June 2011) (5)	MK-5348 (vorapaxar) (U.S.)
MK-8669 (ridaforolimus)	Herpes Zoster
CMV Prophylaxis in Transplant Patients	V212 (inactivated VZV vaccine) (December 2010)
MK-8228 (letermovir)	HPV-Related Cancers
Contraception, Medicated IUS	V503 (HPV vaccine (9 valent)) (September 2008)
MK-8342	Osteoporosis	Footnotes:
Contraception, Next Generation Ring	MK-0822 (odanacatib) (September 2007)	(1) North American rights only.
MK-8175A	Pediatric Hexavalent Combination Vaccine	(2) Phase II/III adaptive design.
MK-8342B	V419 (April 2011)	(3) A new nonproprietary generic name for MK-3475 is under review by the United States Adopted Names Council.
Diabetes	Platinum-Resistant Ovarian Cancer
MK-8835 (ertugliflozin)	MK-8109 (vintafolide) (U.S.) (April 2011)
Hepatitis C	Psoriasis
(4) In November 2011, Merck received a Complete Response Letter (“CRL”) from the FDA for NOMAC/E2 (MK-8175A). The Company is conducting an additional clinical study requested by the FDA and plans to update the application in the future.

MK-5172	MK-3222 (tildrakizumab) (December 2012)
MK-8742	Thrombosis
HIV	MK-5348 (vorapaxar) (EU) (September 2007)
MK-1439
Insomnia		(5) For development in Japan only.
MK-6096
(6) In June 2013, Merck received a CRL from the FDA for suvorexant (MK-4305). The Company is evaluating the requests in the CRL and plans to submit definitive data in response to the FDA in the first half of 2014.

Melanoma
MK-3475 (3)
Migraine
MK-1602
(7) In July 2013, in connection with the FDA's review, the FDA advised the Company that the agency needed additional time to assess the results of the FDA's recently completed inspection of a clinical trial site.

Overactive Bladder
MK-4618
Pneumoconjugate Vaccine
V114
Rheumatoid Arthritis
MK-8457

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
Sanofi Pasteur MSD
In 1994, Merck and Pasteur Mérieux Connaught (now Sanofi Pasteur S.A.) established an equally-owned joint venture to market vaccines in Europe and to collaborate in the development of combination vaccines for distribution in Europe. Total vaccine sales reported by SPMSD were $207 million and $229 million in the second quarter of 2013 and 2012, respectively, and were $437 million and $435 million for the first six months of 2013 and 2012, respectively. SPMSD sales of Gardasil were $61 million and $60 million for the second quarter of 2013 and 2012, respectively, and were $134 million and $115 million for the first six months of 2013 and 2012, respectively.
The Company records the results from its interest in AZLP and SPMSD in Equity income from affiliates.
Liquidity and Capital Resources

($ in millions)	June 30, 2013	December 31, 2012
Cash and investments	$26,653	$23,446
Working capital	18,593	16,509
Total debt to total liabilities and equity	26.3%	19.4%
During the first six months of 2013, cash provided by operating activities was $4.7 billion compared with $5.1 billion in the first six months of 2012. The decline in cash provided by operating activities in the first six months of 2013 reflects a payment of $480 million in connection with the previously disclosed settlement of the ENHANCE Litigation (see Note 9 to the interim consolidated financial statements). Cash provided by operating activities continues to be the Company’s primary source of funds to finance operating needs, capital expenditures, treasury stock purchases and dividends paid to shareholders. The global economic downturn and the sovereign debt issues, among other factors, have adversely affected foreign receivables in certain European countries (see Note 4 to the interim consolidated financial statements). Additionally, the Company continues to expand in the emerging markets where payment terms tend to be longer. While the Company continues to receive payment on these receivables, these conditions have resulted in an increase in the average length of time it takes to collect accounts receivable outstanding thereby adversely affecting cash provided by operating activities.
Cash used in investing activities was $2.3 billion in the first six months of 2013 compared with $568 million in the first six months of 2012 primarily reflecting higher purchases of securities and other investments, partially offset by higher proceeds from the sales of securities and other investments. Cash used in financing activities was $451 million in the first six months of 2013 compared with $1.3 billion in the first six months of 2012. The lower use of cash in financing activities was driven primarily by proceeds from the issuance of debt, partially offset by higher purchases of treasury stock (largely under an accelerated share repurchase agreement as discussed below), as well as higher payments on debt.

At June 30, 2013, the total of worldwide cash and investments was $26.7 billion, including $18.1 billion of cash, cash equivalents and short-term investments and $8.6 billion of long-term investments. Generally 80%-90% of these cash and investments are held by foreign subsidiaries and would be subject to significant tax payments if such cash and investments were repatriated in the form of dividends. The Company records U.S. deferred tax liabilities for certain unremitted earnings, but when amounts earned overseas are expected to be indefinitely reinvested outside of the United States, no accrual for U.S. taxes is provided. The amount of cash and investments held by U.S. and foreign subsidiaries fluctuates due to a variety of factors including the timing and receipt of payments in the normal course of business. Cash provided by operating activities in the United States continues to be the Company’s primary source of funds to finance domestic operating needs, capital expenditures, treasury stock purchases and dividends paid to shareholders.
Capital expenditures totaled $764 million and $762 million million for the first six months of 2013 and 2012, respectively.
Dividends paid to stockholders were $2.6 billion for both the first six months of 2013 and the first six months of 2012. In May 2013, the Board of Directors declared a quarterly dividend for the third quarter of $0.43 per share on the Company’s common stock that was paid in July 2013. In July 2013, the Board of Directors declared a quarterly dividend for the fourth quarter of $0.43 per share on the Company’s common stock that is payable in October 2013.
In May 2013, the Company completed an underwritten public offering of $6.5 billion senior unsecured notes consisting of $1.0 billion aggregate principal amount of 0.70% notes due 2016, $500 million aggregate principal amount of floating rate notes due 2016, $1.0 billion aggregate principal amount of 1.30% notes due 2018, $1.0 billion aggregate principal amount of floating rate notes due 2018, $1.75 billion aggregate principal amount of 2.80% notes due 2023 and $1.25 billion aggregate principal amount of 4.15% notes due 2043. Interest on the notes is payable semi-annually. The notes of each series are redeemable in whole or in part at any time at the Company’s option at varying redemption prices. A substantial portion of the net proceeds from the notes were used to repurchase the Company’s common stock pursuant to an accelerated share repurchase agreement in May 2013 discussed below.
On May 20, 2013, Merck entered into an accelerated share repurchase (“ASR”) agreement with Goldman Sachs. Under the ASR, Merck agreed to purchase approximately $5 billion of Merck’s common stock, in total, with an initial delivery of approximately 99.5 million shares of Merck’s common stock, based on current market price, made by Goldman Sachs to Merck, and payment of $5 billion made by Merck to Goldman Sachs, on May 21, 2013. The payment to Goldman Sachs was recorded as a reduction to shareholders’ equity, consisting of a $4.5 billion increase in treasury stock, which reflects the value of the initial 99.5 million shares received upon execution, and a $500 million decrease in other-paid-in capital, which reflects the value of the stock held back by Goldman Sachs pending final settlement. The final number of shares of Merck’s common stock that Merck may receive, or may be required to remit, upon settlement under the ASR will be based upon the average daily volume weighted-average price of Merck’s common stock during the term of the ASR program. Final settlement of the transaction under the ASR agreement is expected to occur in the fourth quarter of 2013, and may occur earlier at the option of Goldman Sachs, or later under certain circumstances. The terms of the transaction under the ASR agreement are subject to adjustment if Merck were to enter into or announce certain types of transactions. If Merck is obligated to make an adjustment payment to Goldman Sachs under the ASR, Merck may elect to satisfy such obligation in cash or in shares of Merck’s common stock. This ASR was entered into pursuant to the share repurchase program announced on May 1, 2013 as discussed below.
On May 1, 2013, the Company announced that its board of directors authorized additional purchases of up to $15 billion of Merck’s common stock for its treasury. The Company expects to repurchase approximately $7.5 billion of common stock within 12 months following the date of the announcement, financed through a combination of debt issuance and operating cash flows, with the remainder to be repurchased over time with no time limit. Purchases may be made in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions. During the first six months of 2013, the Company purchased 124 million shares for its treasury, which includes 99.5 million shares under the ASR discussed above. The Company spent $6.1 billion purchasing these shares, including $5.0 billion related to the ASR. As of June 30, 2013, the Company had approximately $10.8 billion remaining under the May share repurchase program.
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

Item 4. Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures over financial reporting for the period covered by this Form 10–Q. Based on this assessment, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2013, the Company’s disclosure controls and procedures are effective. There have been no changes in internal control over financial reporting for the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities for the six months months ended June 30, 2013 were as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

			($ in millions)
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
April 1 - April 30	4,184,900	$46.02	$1,122
May 1 - May 31	103,546,792	$45.25	$10,937 (2)
June 1 - June 30	3,088,424	$47.65	$10,790
Total	110,820,116	$45.35	$10,790

(1)
All shares purchased during the period were made as part of plans approved by the Board of Directors in April 2011 to purchase up to $5 billion in Merck shares and in May 2013 to purchase up to $15 billion in Merck shares.

(2)
Amount reflects an increase of $15 billion approved by the Board of Directors in May 2013, a $4.7 billion decrease as a result of shares purchased in May at the average price indicated, including $4.5 billion in conjunction with an accelerated share repurchase agreement (“ASR”), and a $500 million decrease relating to the stock held back pending final settlement of the ASR.

Item 6. Exhibits

Number	Description

3.1	Restated Certificate of Incorporation of Merck & Co., Inc. (November 3, 2009) – Incorporated by reference to Current Report on Form 8-K filed on November 4, 2009

3.2	By-Laws of Merck & Co., Inc. (effective January 1, 2012) – Incorporated by reference to Current Report on Form 8-K filed December 21, 2011

10	Accelerated Share Purchase Agreement between Merck & Co., Inc. and Goldman, Sachs & Co. dated May 20, 2013

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101
The following materials from Merck & Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Interim Consolidated Statement of Income, (ii) the Interim Consolidated Statement of Comprehensive Income, (iii) the Interim Consolidated Balance Sheet, (iv) the Consolidated Statement of Cash Flows, and (v) Notes to Interim Consolidated Financial Statements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCK & CO., INC.

Date: August 7, 2013	/s/ Bruce N. Kuhlik
BRUCE N. KUHLIK
Executive Vice President and General Counsel

Date: August 7, 2013	/s/ John Canan
JOHN CANAN
Senior Vice President Finance - Global Controller

EXHIBIT INDEX

Number	Description

3.1	Restated Certificate of Incorporation of Merck & Co., Inc. (November 3, 2009) – Incorporated by reference to Current Report on Form 8-K filed on November 4, 2009

3.2	By-Laws of Merck & Co., Inc. (effective January 1, 2012) – Incorporated by reference to Current Report on Form 8-K filed December 21, 2011

10	Accelerated Share Purchase Agreement between Merck & Co., Inc. and Goldman, Sachs & Co. dated May 20, 2013

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101
The following materials from Merck & Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Interim Consolidated Statement of Income, (ii) the Interim Consolidated Statement of Comprehensive Income, (iii) the Interim Consolidated Balance Sheet, (iv) the Interim Consolidated Statement of Cash Flows, and (v) Notes to Interim Consolidated Financial Statements.