Form 10-Q
period 2014-03-31
Merck & Co. Inc.
filed 2014-05-08
CIK 310158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______
Commission File No. 1-6571
Merck & Co., Inc.
One Merck Drive
Whitehouse Station, N.J. 08889-0100
(908) 423-1000

Incorporated in New Jersey	I.R.S. Employer
Identification No. 22-1918501
The number of shares of common stock outstanding as of the close of business on April 30, 2014: 2,922,376,244
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Part I - Financial Information
Item 1. Financial Statements
MERCK & CO., INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF INCOME
(Unaudited, $ in millions except per share amounts)

	Three Months Ended March 31,
	2014	2013
Sales	$10,264	$10,671
Costs, Expenses and Other
Materials and production	3,903	3,959
Marketing and administrative	2,734	2,987
Research and development	1,574	1,907
Restructuring costs	125	119
Equity income from affiliates	(124)	(133)
Other (income) expense, net	(39)	282
	8,173	9,121
Income Before Taxes	2,091	1,550
Taxes on Income	360	(66)
Net Income	1,731	1,616
Less: Net Income Attributable to Noncontrolling Interests	26	23
Net Income Attributable to Merck & Co., Inc.	$1,705	$1,593
Basic Earnings per Common Share Attributable to Merck & Co., Inc. Common Shareholders	$0.58	$0.53
Earnings per Common Share Assuming Dilution Attributable to Merck & Co., Inc. Common Shareholders	$0.57	$0.52
Dividends Declared per Common Share	$0.44	$0.43

MERCK & CO., INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited, $ in millions)

	Three Months Ended March 31,
	2014	2013
Net Income Attributable to Merck & Co., Inc.	$1,705	$1,593
Other Comprehensive Income (Loss) Net of Taxes:
Net unrealized (loss) gain on derivatives, net of reclassifications	(66)	236
Net unrealized (loss) gain on investments, net of reclassifications	(2)	1
Benefit plan net (loss) gain and prior service (credit) cost, net of amortization	(1)	161
Cumulative translation adjustment	87	(345)
	18	53
Comprehensive Income Attributable to Merck & Co., Inc.	$1,723	$1,646
 The accompanying notes are an integral part of these consolidated financial statements.

MERCK & CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited, $ in millions except per share amounts)

	March 31, 2014	December 31, 2013
Assets
Current Assets
Cash and cash equivalents	$15,828	$15,621
Short-term investments	4,685	1,865
Accounts receivable (net of allowance for doubtful accounts of $171 in 2014 and $146 in 2013) (excludes accounts receivable of $275 in 2014 and 2013 classified in Other assets - see Note 4)	7,188	7,184
Inventories (excludes inventories of $1,493 in 2014 and $1,704 in 2013 classified in Other assets - see Note 5)	6,376	6,226
Deferred income taxes and other current assets	3,939	4,763
Assets held for sale	3,224	26
Total current assets	41,240	35,685
Investments	11,456	9,770
Property, Plant and Equipment, at cost, net of accumulated depreciation of $18,622 in 2014 and $18,121 in 2013	14,296	14,973
Goodwill	12,120	12,301
Other Intangibles, Net	20,517	23,801
Other Assets	8,831	9,115
	$108,460	$105,645
Liabilities and Equity
Current Liabilities
Loans payable and current portion of long-term debt	$8,559	$4,521
Trade accounts payable	2,434	2,274
Accrued and other current liabilities	8,707	9,501
Income taxes payable	595	251
Dividends payable	1,327	1,321
Liabilities held for sale	848	—
Total current liabilities	22,470	17,868
Long-Term Debt	19,589	20,539
Deferred Income Taxes	5,881	6,776
Other Noncurrent Liabilities	7,956	8,136
Merck & Co., Inc. Stockholders’ Equity
Common stock, $0.50 par value Authorized - 6,500,000,000 shares Issued - 3,577,103,522 shares in 2014 and 2013	1,788	1,788
Other paid-in capital	40,450	40,508
Retained earnings	39,661	39,257
Accumulated other comprehensive loss	(2,179)	(2,197)
	79,720	79,356
Less treasury stock, at cost: 647,565,088 shares in 2014 and 649,576,808 shares in 2013	29,745	29,591
Total Merck & Co., Inc. stockholders’ equity	49,975	49,765
Noncontrolling Interests	2,589	2,561
Total equity	52,564	52,326
	$108,460	$105,645
The accompanying notes are an integral part of this consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, $ in millions)

	Three Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities
Net income	$1,731	$1,616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,754	1,674
Intangible asset impairment charges	—	30
Equity income from affiliates	(124)	(133)
Dividends and distributions from equity affiliates	66	5
Deferred income taxes	(304)	(71)
Share-based compensation	56	67
Other	(115)	326
Net changes in assets and liabilities	(703)	(1,173)
Net Cash Provided by Operating Activities	2,361	2,341
Cash Flows from Investing Activities
Capital expenditures	(205)	(351)
Purchases of securities and other investments	(6,825)	(4,010)
Proceeds from sales of securities and other investments	2,632	3,161
Dispositions of businesses, net of cash divested	533	—
Other	58	47
Net Cash Used in Investing Activities	(3,807)	(1,153)
Cash Flows from Financing Activities
Net change in short-term borrowings	3,149	880
Payments on debt	(3)	(506)
Purchases of treasury stock	(1,167)	(580)
Dividends paid to stockholders	(1,290)	(1,306)
Proceeds from exercise of stock options	931	92
Other	—	(1)
Net Cash Provided by (Used in) Financing Activities	1,620	(1,421)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	33	(194)
Net Increase (Decrease) in Cash and Cash Equivalents	207	(427)
Cash and Cash Equivalents at Beginning of Year	15,621	13,451
Cash and Cash Equivalents at End of Period	$15,828	$13,024
The accompanying notes are an integral part of this consolidated financial statement.

Notes to Interim Consolidated Financial Statements (unaudited)

1.	Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Merck & Co., Inc. (“Merck” or the “Company”) have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements are not included herein. These interim statements should be read in conjunction with the audited financial statements and notes thereto included in Merck’s Form 10-K filed on February 27, 2014.
The results of operations of any interim period are not necessarily indicative of the results of operations for the full year. In the Company’s opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. Certain reclassifications have been made to prior year amounts to conform to the current presentation.

2.	Restructuring
2013 Restructuring Program
In October 2013, the Company announced a global restructuring program (the “2013 Restructuring Program”) as part of a global initiative to sharpen its commercial and research and development focus. As part of the program, the Company expects to reduce its total workforce by approximately 8,500 positions. These workforce reductions will primarily come from the elimination of positions in sales, administrative and headquarters organizations, as well as research and development. The Company will also reduce its global real estate footprint and continue to improve the efficiency of its manufacturing and supply network. The Company will continue to hire employees in strategic growth areas of the business as necessary.
The Company recorded total pretax costs of $160 million in the first quarter of 2014 related to this restructuring program. Since inception of the 2013 Restructuring Program through March 31, 2014, Merck has recorded total pretax accumulated costs of approximately $1.4 billion and eliminated approximately 2,760 positions comprised of employee separations, as well as the elimination of contractors and vacant positions. The actions under the 2013 Restructuring Program are expected to be substantially completed by the end of 2015 with the cumulative pretax costs estimated to be approximately $2.5 billion to $3.0 billion. The Company estimates that approximately two-thirds of the cumulative pretax costs will result in cash outlays, primarily related to employee separation expense. Approximately one-third of the cumulative pretax costs are non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested.
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
On October 1, 2013, the Company sold its active pharmaceutical ingredient (“API”) manufacturing business, including the related manufacturing facility, in the Netherlands to Aspen Holdings (“Aspen”) as part of planned manufacturing facility rationalizations under the Merger Restructuring Program. Also in connection with the sale, Aspen acquired certain branded products from Merck, which transferred to Aspen effective December 31, 2013. Consideration for the transaction included cash of $705 million and notes receivable with a present value of $198 million at the time of disposition. The Company received $172 million of the cash portion of the consideration in the fourth quarter of 2013 and the remaining $533 million was received by the Company in January 2014.
The Company recorded total pretax costs of $166 million and $153 million in the first quarter of 2014 and 2013, respectively, related to this restructuring program. Since inception of the Merger Restructuring Program through March 31, 2014, Merck has recorded total pretax accumulated costs of approximately $7.3 billion and eliminated approximately 27,240 positions comprised of employee separations, as well as the elimination of contractors and vacant positions. Approximately 5,600 position eliminations remain pending under this program as of March 31, 2014, which include the remaining actions under the 2008 Restructuring Program that are being reported as part of the Merger Restructuring Program as discussed below. The non-manufacturing related restructuring actions under the Merger Restructuring Program were substantially completed by the end of 2013. The remaining actions under this program relate to ongoing manufacturing facility rationalizations, which are expected to be substantially completed by 2016. The Company expects the estimated total cumulative pretax costs for this program to be approximately $7.4 billion to $7.7 billion. The Company estimates that approximately two-thirds of the cumulative pretax costs relate to cash outlays, primarily related to employee separation expense. Approximately one-third of the cumulative pretax costs are non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested.

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

2008 Restructuring Program
In 2008, Merck announced a global restructuring program (the “2008 Restructuring Program”) to reduce its cost structure, increase efficiency, and enhance competitiveness. Pretax costs of $41 million were recorded in the first quarter of 2013 related to the 2008 Restructuring Program. Any remaining activities under the 2008 Restructuring Program are being accounted for as part of the Merger Restructuring Program effective July 1, 2013.
For segment reporting, restructuring charges are unallocated expenses.
The following tables summarize the charges related to restructuring program activities by type of cost:

	Three Months Ended March 31, 2014
($ in millions)	Separation Costs	Accelerated Depreciation	Other	Total
2013 Restructuring Program
Materials and production	$—	$81	$6	$87
Marketing and administrative	—	19	—	19
Research and development	—	41	7	48
Restructuring costs	25	—	(19)	6
	25	141	(6)	160
Merger Restructuring Program
Materials and production	—	68	(36)	32
Marketing and administrative	—	12	—	12
Research and development	—	2	1	3
Restructuring costs	29	—	90	119
	29	82	55	166
	$54	$223	$49	$326

	Three Months Ended March 31, 2013
($ in millions)	Separation Costs	Accelerated Depreciation	Other	Total
Merger Restructuring Program
Materials and production	$—	$31	$9	$40
Marketing and administrative	—	15	—	15
Research and development	—	15	—	15
Restructuring costs	65	—	18	83
	65	61	27	153
2008 Restructuring Program
Materials and production	—	—	3	3
Marketing and administrative	—	2	—	2
Restructuring costs	32	—	4	36
	32	2	7	41
	$97	$63	$34	$194
Separation costs are associated with actual headcount reductions, as well as those headcount reductions which were probable and could be reasonably estimated. In the first quarter of 2014, approximately 1,220 positions were eliminated under the 2013 Restructuring Program. In the first quarter of 2014 and 2013, approximately 360 positions and 740 positions, respectively, were eliminated under the Merger Restructuring Program. In addition, approximately 50 positions were eliminated in the first quarter of 2013 under the 2008 Restructuring Program. These position eliminations were comprised of actual headcount reductions and the elimination of contractors and vacant positions.
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

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

Other activity in 2014 and 2013 includes pretax gains and losses resulting from sales of facilities and related assets, as well as asset abandonment, shut-down and other related costs. Additionally, other activity includes certain employee-related costs associated with pension and other postretirement benefit plans (see Note 11) and share-based compensation.
Adjustments to previously recorded amounts were not material in any period.
The following table summarizes the charges and spending relating to restructuring activities by program for the three months ended March 31, 2014:

($ in millions)	Separation Costs	Accelerated Depreciation	Other	Total
2013 Restructuring Program
Restructuring reserves January 1, 2014	$745	$—	$23	$768
Expense	25	141	(6)	160
(Payments) receipts, net	(235)	—	(19)	(254)
Non-cash activity	—	(141)	19	(122)
Restructuring reserves March 31, 2014 (1)	$535	$—	$17	$552
Merger Restructuring Program
Restructuring reserves January 1, 2014	$725	$—	$12	$737
Expense	29	82	55	166
(Payments) receipts, net	(77)	—	(35)	(112)
Non-cash activity	—	(82)	(21)	(103)
Restructuring reserves March 31, 2014 (1)	$677	$—	$11	$688

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

3.	Acquisitions, Divestitures, Research Collaborations and License Agreements
The Company continues its strategy of establishing external alliances to complement its substantial internal research capabilities, including research collaborations, licensing preclinical and clinical compounds to drive both near- and long-term growth. The Company supplements its internal research with a licensing and external alliance strategy focused on the entire spectrum of collaborations from early research to late-stage compounds, as well as access to new technologies. These arrangements often include upfront payments, as well as expense reimbursements or payments to the third party, and milestone, royalty or profit share payments, contingent upon the occurrence of certain future events linked to the success of the asset in development. The Company also reviews its pipeline to examine candidates which may provide more value through out-licensing and as part of its portfolio assessment process may also divest certain products.
In January 2014, Merck sold the U.S. marketing rights to Saphris (asenapine), an antipsychotic indicated for the treatment of schizophrenia and bipolar I disorder in adults to Forest Laboratories, Inc. (“Forest”). Under the terms of the agreement, Forest made upfront payments of $232 million, which were recorded in Sales in the first quarter of 2014, and will make additional payments to Merck based on defined sales milestones. In addition, as part of this transaction, Merck has agreed to supply product to Forest until patent expiry.
In March 2014, Merck divested its Sirna Therapeutics, Inc. (“Sirna”) subsidiary to Alnylam Pharmaceuticals, Inc. (“Alnylam”) for consideration of $25 million and 2,520,044 shares of Alnylam common stock. Under the terms of the agreement, Merck received 85% of the Alnylam shares in the first quarter of 2014 (valued at $172 million at the time of closing) and the remaining 15% of the shares will be received by Merck later in 2014. Merck recorded a gain of $182 million included in Other (income) expense, net in the first quarter of 2014 related to this transaction. Upon receipt of the remaining shares of Alnylam, the Company will recognize an additional gain based on the market value of the Alnylam shares when received. Merck is eligible to receive future payments associated with the achievement of certain regulatory and commercial milestones, as well as royalties on future sales. The excess of Merck’s tax basis in its investment in Sirna over the value received resulted in an approximate $300 million tax benefit recorded in the first quarter of 2014.
In April 2013, Merck and Pfizer Inc. (“Pfizer”) announced that they had entered into a worldwide (except Japan) collaboration agreement for the development and commercialization of Pfizer’s ertugliflozin, an investigational oral sodium glucose cotransporter (“SGLT2”) inhibitor being evaluated for the treatment of type 2 diabetes. The Company has initiated Phase 3 clinical trials for ertugliflozin with Pfizer. Under the terms of the agreement, Merck and Pfizer will collaborate on the clinical development and commercialization of ertugliflozin and ertugliflozin-containing fixed-dose combinations with metformin and with Januvia (sitagliptin) tablets. Merck will continue to retain the rights to its existing portfolio of sitagliptin-containing products. Through

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

the first quarter of 2013, Merck recorded research and development expenses of $60 million for upfront and milestone payments made to Pfizer. Pfizer will be eligible for additional payments associated with the achievement of pre-specified future clinical, regulatory and commercial milestones. The companies will share potential revenues and certain costs 60% to Merck and 40% to Pfizer. Each party will have certain manufacturing and supply obligations. The Company and Pfizer each have the right to terminate the agreement due to a material, uncured breach by, or insolvency of, the other party, or in the event of a safety issue. Pfizer has the right to terminate the agreement upon 12 months notice at any time following the first anniversary of the first commercial sale of a collaboration product, but must assign all rights to ertugliflozin to Merck. Upon termination of the agreement, depending upon the circumstances, the parties have varying rights and obligations with respect to the continued development and commercialization of ertugliflozin and certain payment obligations.
In February 2013, Merck and Supera Farma Laboratorios S.A. (“Supera”), a Brazilian pharmaceutical company co-owned by Cristália and Eurofarma, established the previously announced joint venture that markets, distributes and sells a portfolio of pharmaceutical and branded generic products from Merck, Cristália and Eurofarma in Brazil. Merck owns 51% of the joint venture, and Cristália and Eurofarma collectively own 49%. The transaction was accounted for as an acquisition of a business; accordingly, the assets acquired and liabilities assumed were recorded at their respective fair values. This resulted in Merck recognizing intangible assets for currently marketed products of $89 million, in-process research and development (“IPR&D”) of $100 million, goodwill of $103 million, and deferred tax liabilities of $64 million. The Company also recorded increases to Noncontrolling interests and Other paid-in capital in the amounts of $112 million and $116 million, respectively. This transaction closed on February 1, 2013, and accordingly, the results of operations of the acquired business have been included in the Company’s results of operations beginning after that date. During the fourth quarter of 2013, as a result of changes in cash flow assumptions for certain compounds, the Company recorded $15 million of impairment charges related to the IPR&D recorded in the Supera transaction.
Merck Consumer Care
In May 2014, the Company announced that it had entered into a definitive agreement to sell its Merck Consumer Care (“MCC”) business to Bayer AG (“Bayer”) for $14.2 billion. Under the terms of the agreement, Bayer will acquire Merck’s existing over-the-counter (“OTC”) business, including the global trademark and prescription rights for Claritin and Afrin.
The Company also announced a worldwide clinical development collaboration with Bayer to market and develop its portfolio of soluble guanylate cyclase (“sGC”) modulators. This includes Bayer’s Adempas (riociguat), the first member of this novel class of compounds. Adempas is approved to treat pulmonary arterial hypertension (“PAH”) and is the first and only drug treatment approved for patients with chronic thromboembolic pulmonary hypertension (“CTEPH”). Adempas is currently marketed in the United States and Europe for both PAH and CTEPH and in Japan for CTEPH. The two companies will equally share costs and profits from the collaboration and implement a joint development and commercialization strategy. The collaboration also includes clinical development of Bayer’s vericiguat, which is currently in Phase 2 trials for worsening heart failure, as well as opt-in rights for other early-stage sGC compounds in development at Bayer. Merck will in turn make available its early-stage sGC compounds under similar terms.
    In return for these broad collaboration rights, Merck will make an upfront payment to Bayer of $1 billion with the potential for additional milestone payments upon the achievement of agreed-upon sales goals. For Adempas, Bayer will continue to lead commercialization in the Americas, while Merck will lead commercialization in the rest of the world. For vericiguat and other potential opt-in products, Bayer will lead in the rest of world and Merck will lead in the Americas. For all products and candidates included in the agreement, both companies will share in development costs and profits on sales and will have the right to co-promote in territories where they are not the lead.
The Company expects after-tax proceeds from the sale of MCC to be between $8 billion and $9 billion. Merck expects to close the sale of MCC in second half of 2014, subject to customary closing conditions, including regulatory approvals.

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

At March 31, 2014, the Company determined it was appropriate to reflect the assets and liabilities of Merck Consumer Care as held for sale in the Consolidated Balance Sheet. Information with respect to Consumer Care assets and liabilities held for sale is as follows:

($ millions)	March 31, 2014
Assets
Accounts receivable, net	$207
Inventories	316
Deferred income taxes and other current assets	48
Property, plant and equipment, net	221
Goodwill	137
Other intangibles, net	2,194
Other assets	66
$3,189
Liabilities
Trade accounts payable	$101
Accrued and other current liabilities	193
Deferred income taxes	543
Other noncurrent liabilities	11
$848
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

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

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
The primary objective of the balance sheet risk management program is to mitigate the exposure of foreign currency denominated net monetary assets of foreign subsidiaries where the U.S. dollar is the functional currency from the effects of volatility in foreign exchange. In these instances, Merck principally utilizes forward exchange contracts, which enable the Company to buy and sell foreign currencies in the future at fixed exchange rates and economically offset the consequences of changes in foreign exchange from the monetary assets. Merck routinely enters into contracts to offset the effects of exchange on exposures denominated in developed country currencies, primarily the euro and Japanese yen. For exposures in developing country currencies, the Company will enter into forward contracts to partially offset the effects of exchange on exposures when it is deemed economical to do so based on a cost-benefit analysis that considers the magnitude of the exposure, the volatility of the exchange rate and the cost of the hedging instrument. The Company will also minimize the effect of exchange on monetary assets and liabilities by managing operating activities and net asset positions at the local level. The cash flows from these contracts are reported as operating activities in the Consolidated Statements of Cash Flows.
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

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

translation adjustment within OCI, and remains in AOCI until either the sale or complete or substantially complete liquidation of the subsidiary. The cash flows from these contracts are reported as investing activities in the Consolidated Statement of Cash Flows.
Foreign exchange risk is also managed through the use of foreign currency debt. The Company’s senior unsecured euro-denominated notes have been designated as, and are effective as, economic hedges of the net investment in a foreign operation. Accordingly, foreign currency transaction gains or losses due to spot rate fluctuations on the euro-denominated debt instruments are included in foreign currency translation adjustment within OCI. Included in the cumulative translation adjustment are pretax gains of $12 million and $78 million for the first three months of 2014 and 2013, respectively, from the euro-denominated notes.
Interest Rate Risk Management
The Company may use interest rate swap contracts on certain investing and borrowing transactions to manage its net exposure to interest rate changes and to reduce its overall cost of borrowing. The Company does not use leveraged swaps and, in general, does not leverage any of its investment activities that would put principal capital at risk.
At March 31, 2014, the Company was party to a total of 15 pay-floating, receive-fixed interest rate swap contracts designated as fair value hedges of fixed-rate notes in which the notional amounts match the amount of the hedged fixed-rate notes. There are four swaps maturing in 2016 with notional amounts of $250 million each that effectively convert the Company’s 0.70% fixed-rate notes due in 2016 to floating-rate instruments; four swaps maturing in 2018 with notional amounts of $250 million each that effectively convert the Company’s 1.30% fixed-rate notes due in 2018 to floating-rate instruments; four swaps maturing in 2017, one with a notional amount of $200 million, two with notional amounts of $250 million each, and one with a notional amount of $300 million, that effectively convert the Company’s 6.00% fixed-rate notes due in 2017 to floating-rate instruments; and three swaps maturing in 2019, two with notional amounts of $200 million each, and one with a notional amount of $150 million, that effectively convert a portion of the Company’s 5.00% notes due in 2019 to floating rate instruments. The interest rate swap contracts are designated hedges of the fair value changes in the notes attributable to changes in the benchmark London Interbank Offered Rate (“LIBOR”) swap rate. The fair value changes in the notes attributable to changes in the LIBOR are recorded in interest expense and offset by the fair value changes in the swap contracts. The cash flows from these contracts are reported as operating activities in the Consolidated Statement of Cash Flows.
Presented in the table below is the fair value of derivatives on a gross basis segregated between those derivatives that are designated as hedging instruments and those that are not designated as hedging instruments:

		March 31, 2014			December 31, 2013
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S. Dollar Notional
($ in millions)	Balance Sheet Caption	Asset	Liability		Asset	Liability
Derivatives Designated as Hedging Instruments
Interest rate swap contracts (non-current)	Other assets	$14	$—	$1,550	$13	$—	$1,550
Interest rate swap contracts (non-current)	Other noncurrent liabilities	—	22	2,000	—	25	2,000
Foreign exchange contracts (current)	Deferred income taxes and other current assets	402	—	5,541	493	—	4,427
Foreign exchange contracts (non-current)	Other assets	387	—	6,158	515	—	6,676
Foreign exchange contracts (current)	Accrued and other current liabilities	—	10	1,245	—	19	1,659
Foreign exchange contracts (non-current)	Other noncurrent liabilities	—	3	475	—	—	—
		$803	$35	$16,969	$1,021	$44	$16,312
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts (current)	Deferred income taxes and other current assets	$74	$—	$7,161	$69	$—	$5,705
Foreign exchange contracts (current)	Accrued and other current liabilities	—	71	6,441	—	140	7,892
		$74	$71	$13,602	$69	$140	$13,597
		$877	$106	$30,571	$1,090	$184	$29,909

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

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

	March 31, 2014		December 31, 2013
($ in millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the consolidated balance sheet	$877	$106	$1,090	$184
Gross amount subject to offset in master netting arrangements not offset in the consolidated balance sheet	(102)	(102)	(147)	(147)
Cash collateral (received) posted	(478)	—	(652)	—
Net amounts	$297	$4	$291	$37
The table below provides information on the location and pretax gain or loss amounts for derivatives that are: (i) designated in a fair value hedging relationship, (ii) designated in a foreign currency cash flow hedging relationship, (iii) designated in a foreign currency net investment hedging relationship and (iv) not designated in a hedging relationship:

	Three Months Ended March 31,
($ in millions)	2014	2013
Derivatives designated in a fair value hedging relationship
Interest rate swap contracts
Amount of gain recognized in Other (income) expense, net on derivatives	$(4)	$—
Amount of loss recognized in Other (income) expense, net on hedged item	4	—
Derivatives designated in foreign currency cash flow hedging relationships
Foreign exchange contracts
Amount of loss reclassified from AOCI to Sales	2	32
Amount of loss (gain) recognized in OCI on derivatives	102	(349)
Derivatives designated in foreign currency net investment hedging relationships
Foreign exchange contracts
Amount of gain recognized in Other (income) expense, net on derivatives (1)	(2)	(2)
Amount of loss (gain) recognized in OCI on derivatives	42	(180)
Derivatives not designated in a hedging relationship
Foreign exchange contracts
Amount of (gain) loss recognized in Other (income) expense, net on derivatives (2)	(82)	24
Amount of gain recognized in Sales	(1)	(10)
(1) There was no ineffectiveness on the hedge. Represents the amount excluded from hedge effectiveness testing.
(2) These derivative contracts mitigate changes in the value of remeasured foreign currency denominated monetary assets and liabilities attributable to changes in foreign currency exchange rates.
At March 31, 2014, the Company estimates $62 million of pretax net unrealized gains on derivatives maturing within the next 12 months that hedge foreign currency denominated sales over that same period will be reclassified from AOCI to Sales. The amount ultimately reclassified to Sales may differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity.

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

Investments in Debt and Equity Securities
Information on available-for-sale investments is as follows:

	March 31, 2014				December 31, 2013
	Fair Value	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized
($ in millions)			Gains	Losses			Gains	Losses
Corporate notes and bonds	$7,883	$7,854	$38	$(9)	$7,054	$7,037	$32	$(15)
Commercial paper	3,622	3,622	—	—	1,206	1,206	—	—
U.S. government and agency securities	1,882	1,885	1	(4)	1,236	1,239	1	(4)
Asset-backed securities	1,230	1,232	2	(4)	1,300	1,303	1	(4)
Foreign government bonds	641	641	1	(1)	125	126	—	(1)
Mortgage-backed securities	497	499	2	(4)	476	479	2	(5)
Equity securities	637	587	78	(28)	471	397	74	—
	$16,392	$16,320	$122	$(50)	$11,868	$11,787	$110	$(29)
Available-for-sale debt securities included in Short-term investments totaled $4.7 billion at March 31, 2014. Of the remaining debt securities, $10.3 billion mature within five years. At March 31, 2014 and December 31, 2013, there were no debt securities pledged as collateral.
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

	Fair Value Measurements Using				Fair Value Measurements Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
($ in millions)	March 31, 2014				December 31, 2013
Assets
Investments
Corporate notes and bonds	$—	$7,883	$—	$7,883	$—	$7,054	$—	$7,054
Commercial paper	—	3,622	—	3,622	—	1,206	—	1,206
U.S. government and agency securities	—	1,882	—	1,882	—	1,236	—	1,236
Asset-backed securities (1)	—	1,230	—	1,230	—	1,300	—	1,300
Foreign government bonds	—	641	—	641	—	125	—	125
Mortgage-backed securities (1)	—	497	—	497	—	476	—	476
Equity securities	386	—	—	386	238	—	—	238
	386	15,755	—	16,141	238	11,397	—	11,635
Other assets
Securities held for employee compensation	195	56	—	251	186	47	—	233
Derivative assets (2)
Purchased currency options	—	734	—	734	—	868	—	868
Forward exchange contracts	—	129	—	129	—	209	—	209
Interest rate swaps	—	14	—	14	—	13	—	13
	—	877	—	877	—	1,090	—	1,090
Total assets	$581	$16,688	$—	$17,269	$424	$12,534	$—	$12,958
Liabilities
Derivative liabilities (2)
Forward exchange contracts	$—	$58	$—	$58	$—	$134	$—	$134
Written currency options	—	26	—	26	—	25	—	25
Interest rate swaps	—	22	—	22	—	25	—	25
Total liabilities	$—	$106	$—	$106	$—	$184	$—	$184

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
There were no transfers between Level 1 and Level 2 during the first three months of 2014. As of March 31, 2014, Cash and cash equivalents of $15.8 billion included $14.7 billion of cash equivalents (considered Level 2 in the fair value hierarchy). The Company has liabilities related to contingent consideration (considered Level 3 in the fair value hierarchy) associated with business combinations, the fair values of which were $71 million and $69 million at March 31, 2014 and December 31, 2013, respectively.
Other Fair Value Measurements
Some of the Company’s financial instruments, such as cash and cash equivalents, receivables and payables, are reflected in the balance sheet at carrying value, which approximates fair value due to their short-term nature.
The estimated fair value of loans payable and long-term debt (including current portion) at March 31, 2014, was $28.9 billion compared with a carrying value of $28.1 billion and at December 31, 2013, was $25.5 billion compared with a carrying value of $25.1 billion. Fair value was estimated using recent observable market prices and would be considered Level 2 in the fair value hierarchy.
Concentrations of Credit Risk
On an ongoing basis, the Company monitors concentrations of credit risk associated with corporate and government issuers of securities and financial institutions with which it conducts business. Credit exposure limits are established to limit a concentration with any single issuer or institution. Cash and investments are placed in instruments that meet high credit quality standards as specified in the Company’s investment policy guidelines.

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

The majority of the Company’s accounts receivable arise from product sales in the United States and Europe and are primarily due from drug wholesalers and retailers, hospitals, government agencies, managed health care providers and pharmacy benefit managers. The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in their credit profile. The Company also continues to monitor economic conditions, including the volatility associated with international sovereign economies, and associated impacts on the financial markets and its business, taking into consideration global economic conditions and the ongoing sovereign debt issues in certain European countries. The Company continues to monitor the credit and economic conditions within Greece, Italy, Spain and Portugal, among other members of the EU. These economic conditions, as well as inherent variability of timing of cash receipts, have resulted in, and may continue to result in, an increase in the average length of time that it takes to collect accounts receivable outstanding. As such, time value of money discounts have been recorded for those customers for which collection of accounts receivable is expected to be in excess of one year. At March 31, 2014 and December 31, 2013, Other assets included $275 million of accounts receivable not expected to be collected within one year. The Company does not expect to have write-offs or adjustments to accounts receivable which would have a material adverse effect on its financial position, liquidity or results of operations.
At March 31, 2014, the Company’s accounts receivable in Greece, Italy, Spain and Portugal totaled approximately $940 million. Of this amount, hospital and public sector receivables were approximately $610 million in the aggregate, of which approximately 11%, 45%, 33% and 11% related to Greece, Italy, Spain and Portugal, respectively. At March 31, 2014, the Company’s total net accounts receivable outstanding for more than one year were approximately $180 million, of which approximately 50% related to accounts receivable in Greece, Italy, Spain and Portugal, mostly comprised of hospital and public sector receivables.
Additionally, the Company continues to expand in the emerging markets. Payment terms in these markets tend to be longer, resulting in an increase in accounts receivable balances in certain of these markets.
Derivative financial instruments are executed under International Swaps and Derivatives Association master agreements. The master agreements with several of the Company’s financial institution counterparties also include credit support annexes. These annexes contain provisions that require collateral to be exchanged depending on the value of the derivative assets and liabilities, the Company’s credit rating, and the credit rating of the counterparty. As of March 31, 2014 and December 31, 2013, the Company had received cash collateral of $478 million and $652 million, respectively, from various counterparties and the obligation to return such collateral is recorded in Accrued and other current liabilities. The Company had not advanced any cash collateral to counterparties as of March 31, 2014 or December 31, 2013.

5.	Inventories
Inventories consisted of:

($ in millions)	March 31, 2014	December 31, 2013
Finished goods	$1,642	$1,738
Raw materials and work in process	5,889	5,894
Supplies	222	225
Total (approximates current cost)	7,753	7,857
Increase to LIFO costs	116	73
	$7,869	$7,930
Recognized as:
Inventories	$6,376	$6,226
Other assets	1,493	1,704
Amounts recognized as Other assets are comprised almost entirely of raw materials and work in process inventories. At March 31, 2014 and December 31, 2013, these amounts included $1.3 billion and $1.5 billion, respectively, of inventories not expected to be sold within one year. In addition, these amounts included $208 million and $177 million at March 31, 2014 and December 31, 2013, respectively, of inventories produced in preparation for product launches.

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

6.	Other Intangibles
In connection with mergers and acquisitions, the Company measures the fair value of marketed products and research and development pipeline programs and capitalizes these amounts. During the first quarter of 2013, the Company recorded $30 million of IPR&D impairment charges within Research and development expenses primarily for pipeline programs that had previously been deprioritized and were subsequently deemed to have no alternative use in the period. The Company may recognize additional non-cash impairment charges in the future related to other pipeline programs or marketed products and such charges could be material.

7.	Joint Ventures and Other Equity Method Affiliates
Equity income from affiliates reflects the performance of the Company’s joint ventures and other equity method affiliates and was comprised of the following:

	Three Months Ended March 31,
($ in millions)	2014	2013
AstraZeneca LP	$98	$125
Other (1)	26	8
	$124	$133

(1)	Includes results from Sanofi Pasteur MSD.
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
In April 2014, AstraZeneca notified the Company it was exercising its option to purchase Merck’s interest in KBI which will be based in part on the value of Merck’s interest in Nexium and Prilosec. AstraZeneca will make a payment to Merck upon closing (which is expected to occur on June 30, 2014) of $327 million, reflecting an estimate of the fair value of Merck’s interest in Nexium and Prilosec. This portion of the exercise price is subject to a true-up in 2018 based on actual sales from closing in 2014 to June 2018. The exercise price will also include an additional amount equal to a multiple of ten times Merck’s average 1% annual profit allocation in the partnership for the three years prior to exercise. As a result of AstraZeneca exercising its option, as of July 1, 2014 (if the closing occurs on June 30, 2014 as expected), the Company will no longer record equity income from AZLP and supply sales to AZLP will terminate. In addition, the Company will recognize a pretax gain of approximately $700 million which will be primarily non-cash.
Summarized financial information for AZLP is as follows:

	Three Months Ended March 31,
($ in millions)	2014	2013
Sales	$1,082	$1,158
Materials and production costs	480	552
Other expense, net	393	381
Income before taxes (1)	$209	$225

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

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

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
Under the settlement, Merck will pay up to $23 million to pay all properly documented claims submitted by class members, approved attorneys’ fees and expenses, and approved settlement notice costs and certain other administrative expenses. The court entered an order approving the settlement on January 6, 2014. The deadline for members to submit claims under the settlement was May 6, 2014.
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
Shareholder Lawsuits
As previously disclosed, in addition to the Vioxx Product Liability Lawsuits, various putative class actions and individual lawsuits under federal securities laws and state laws have been filed against Merck and various current and former officers and directors (the “Vioxx Securities Lawsuits”). The Vioxx Securities Lawsuits are coordinated in a multidistrict litigation in the U.S. District Court for the District of New Jersey before Judge Stanley R. Chesler, and have been consolidated for all purposes. In August 2011, Judge Chesler granted in part and denied in part Merck’s motion to dismiss the Fifth Amended Class Action Complaint in the consolidated securities action. Among other things, the claims based on statements made on or after the voluntary withdrawal of Vioxx on September 30, 2004, have been dismissed. In October 2011, defendants answered the Fifth Amended Class Action Complaint. In April 2012, plaintiffs filed a motion for class certification and, in January 2013, Judge Chesler granted that motion. In March 2013, plaintiffs filed a motion for leave to amend their complaint to add certain allegations to expand the class period. In May 2013, the court denied plaintiffs’ motion for leave to amend their complaint to expand the class period, but granted plaintiffs’ leave to amend their complaint to add certain allegations within the existing class period. In June 2013, plaintiffs filed their Sixth

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

Amended Class Action Complaint. In July 2013, defendants answered the Sixth Amended Class Action Complaint. Discovery has been completed and is now closed. Under the court’s scheduling order, dispositive motions have been fully briefed.
As previously disclosed, several individual securities lawsuits filed by foreign institutional investors also are consolidated with the Vioxx Securities Lawsuits. In October 2011, plaintiffs filed amended complaints in each of the pending individual securities lawsuits. Also in October 2011, an individual securities lawsuit (the “KBC Lawsuit”) was filed in the District of New Jersey by several foreign institutional investors; that case is also consolidated with the Vioxx Securities Lawsuits. In January 2012, defendants filed motions to dismiss in one of the individual lawsuits (the “ABP Lawsuit”). Briefing on the motions to dismiss was completed in March 2012. In August 2012, Judge Chesler granted in part and denied in part the motions to dismiss the ABP Lawsuit. Among other things, certain alleged misstatements and omissions were dismissed as inactionable and all state law claims were dismissed in full. In September 2012, defendants answered the complaints in all individual actions other than the KBC Lawsuit; on the same day, defendants moved to dismiss the complaint in the KBC Lawsuit on statute of limitations grounds. In December 2012, Judge Chesler denied the motion to dismiss the KBC Lawsuit and, in January 2013, defendants answered the complaint in the KBC Lawsuit. Discovery has been completed and is now closed. Under the court’s scheduling order, dispositive motions have been fully briefed. In March 2014, two additional individual securities complaints were filed by institutional investors that opted out of the class action referred to above. The new complaints are substantially similar to the complaints in the other individual securities lawsuits.
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
Other Product Liability Litigation
Fosamax
As previously disclosed, Merck is a defendant in product liability lawsuits in the United States involving Fosamax (the “Fosamax Litigation”). As of March 31, 2014, approximately 5,580 cases, which include approximately 5,850 plaintiff groups, had been filed and were pending against Merck in either federal or state court, including one case which seeks class action certification, as well as damages and/or medical monitoring. In approximately 1,150 of these actions, plaintiffs allege, among other things, that they have suffered osteonecrosis of the jaw (“ONJ”), generally subsequent to invasive dental procedures, such as tooth extraction or dental implants and/or delayed healing, in association with the use of Fosamax. In addition, plaintiffs in approximately 4,430 of these actions generally allege that they sustained femur fractures and/or other bone injuries (“Femur Fractures”) in association with the use of Fosamax.
In December 2013, Merck reached an agreement in principle with the Plaintiffs’ Steering Committee (“PSC”) in the Fosamax ONJ MDL (as defined below) to resolve pending ONJ cases not on appeal in the Fosamax ONJ MDL and in the state courts for an aggregate amount of $27.7 million, which the Company recorded as a liability in the fourth quarter of 2013. Merck and the PSC subsequently formalized the terms of this agreement in a Master Settlement Agreement that was executed in April

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

2014. All of plaintiffs’ counsel have advised the Company that they intend to participate in the settlement plan. As a condition to the settlement, 100% of the state and federal ONJ plaintiffs must also agree to participate in the settlement plan. Merck has exercised its right to extend the deadline for plaintiffs to agree to participate to May 15, 2014. If 100% participation is not achieved, Merck has 45 days from the final date to determine whether it will terminate the agreement, or waive the 100% participation requirement and agree to a lesser funding amount for the settlement fund. Merck has also settled the four ONJ cases on appeal for approximately $3.5 million in the aggregate. These settlements have no effect on the cases alleging Femur Fractures discussed below.
Cases Alleging ONJ and/or Other Jaw Related Injuries
In August 2006, the Judicial Panel on Multidistrict Litigation (“JPML”) ordered that certain Fosamax product liability cases pending in federal courts nationwide should be transferred and consolidated into one multidistrict litigation (the “Fosamax ONJ MDL”) for coordinated pre-trial proceedings. The Fosamax ONJ MDL has been transferred to Judge John Keenan in the U.S. District Court for the Southern District of New York. As a result of the JPML order, approximately 860 of the cases are before Judge Keenan, although, as noted above, these cases are subject to the pending settlement.
In addition, in July 2008, an application was made by the Atlantic County Superior Court of New Jersey requesting that all of the Fosamax cases pending in New Jersey be considered for mass tort designation and centralized management before one judge in New Jersey. In October 2008, the New Jersey Supreme Court ordered that all pending and future actions filed in New Jersey arising out of the use of Fosamax and seeking damages for existing dental and jaw-related injuries, including ONJ, but not solely seeking medical monitoring, be designated as a mass tort for centralized management purposes before Judge Carol E. Higbee in Atlantic County Superior Court. As of March 31, 2014, approximately 285 ONJ cases were pending against Merck in Atlantic County, New Jersey, although these cases are also subject to the pending settlement described above.
Cases Alleging Femur Fractures
In March 2011, Merck submitted a Motion to Transfer to the JPML seeking to have all federal cases alleging Femur Fractures consolidated into one multidistrict litigation for coordinated pre-trial proceedings. The Motion to Transfer was granted in May 2011, and all federal cases involving allegations of Femur Fracture have been or will be transferred to a multidistrict litigation in the District of New Jersey (the “Fosamax Femur Fracture MDL”). As a result of the JPML order, approximately 1,120 cases were pending in the Fosamax Femur Fracture MDL as of March 31, 2014. A Case Management Order was entered requiring the parties to review 33 cases. Judge Joel Pisano selected four cases from that group to be tried as the initial bellwether cases in the Fosamax Femur Fracture MDL. The first bellwether case, Glynn v. Merck, began on April 8, 2013, and the jury returned a verdict in Merck’s favor on April 29, 2013; in addition, on June 27, 2013, Judge Pisano granted Merck’s motion for judgment as a matter of law in the Glynn case and held that the plaintiff’s failure to warn claim was preempted by federal law. Judge Pisano set a May 5, 2014, trial date for the bellwether trial of a case in which the alleged injury took place after January 31, 2011. Following the completion of fact discovery, the court selected Sweet v. Merck as the next Fosamax Femur Fracture MDL case to be tried on May 5, 2014, but plaintiffs subsequently dismissed that case. As a result, the May 2014 trial date was withdrawn.
In addition, Judge Pisano entered an order in August 2013 requiring plaintiffs in the Fosamax Femur Fracture MDL to show cause why those cases asserting claims for a femur fracture injury that took place prior to September 14, 2010, should not be dismissed based on the court’s preemption decision in the Glynn case. Plaintiffs filed their responses to the show cause order at the end of September 2013 and Merck filed its reply to those responses at the end of October 2013. A hearing on the show cause order was held in January 2014 and, on March 26, 2014, Judge Pisano issued an opinion finding that all claims of the approximately 650 plaintiffs who allegedly suffered injuries prior to September 14, 2010 were preempted and ordered that those cases be dismissed. The majority of those plaintiffs are appealing that ruling to the U.S. Court of Appeals for the Third Circuit.
As of March 31, 2014, approximately 2,785 cases alleging Femur Fractures have been filed in New Jersey state court and are pending before Judge Higbee in Atlantic County Superior Court. The parties selected an initial group of 30 cases to be reviewed through fact discovery. Two additional groups of 50 cases each to be reviewed through fact discovery were selected in November 2013 and March 2014, respectively.
As of March 31, 2014, approximately 525 cases alleging Femur Fractures have been filed in California state court. A petition was filed seeking to coordinate all Femur Fracture cases filed in California state court before a single judge in Orange County, California. The petition was granted and Judge Steven Perk is now presiding over the coordinated proceedings. In March 2014, Judge Perk directed that a group of 10 discovery pool cases be reviewed through fact discovery and scheduled dates in February, April and June 2015 for trials of three individual cases that will be selected from that group. The parties are expected to identify the initial set of cases that will be included in the discovery pool in May 2014.
Additionally, there are six Femur Fracture cases pending in other state courts.
Discovery is ongoing in the Fosamax Femur Fracture MDL and in state courts where Femur Fracture cases are pending and the Company intends to defend against these lawsuits.

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

Januvia/Janumet
As previously disclosed, Merck is a defendant in product liability lawsuits in the United States involving Januvia and/or Janumet. As of March 31, 2014, approximately 295 cases were served on, and are pending against, Merck alleging generally that use of Januvia and/or Janumet caused the development of pancreatic cancer. These complaints were filed in several different state and federal courts. Most of the claims are pending in a consolidated multidistrict litigation proceeding in the U.S. District Court for the Southern District of California called “In re Incretin-Based Therapies Products Liability Litigation.” That proceeding includes federal lawsuits alleging pancreatic cancer due to use of the following medicines: Januvia, Janumet, Byetta and Victoza, the latter two of which are products manufactured by other pharmaceutical companies. In addition to the cases noted above, the Company has agreed, as of March 31, 2014, to toll the statute of limitations for 11 additional claims. The Company intends to defend against these lawsuits.
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
Merck and negotiating plaintiffs’ counsel have agreed to a settlement of the NuvaRing Litigation that is intended to resolve at least 95% of all cases filed as of February 7, 2014, and all unfiled claims under retainer by counsel prior to that date. Plaintiffs’ response to the courts’ census orders has disclosed approximately 1,405 of such unfiled claims. Merck has agreed to a lump total settlement of $100 million, provided there is participation in the settlement of at least 95% of plaintiffs and eligible claimants overall and in certain categories. The original deadline to opt into the settlement has been extended to May 9, 2014. The Company has certain insurance coverage available to it, which is currently being used to partially fund the Company’s legal fees. This insurance coverage will also be used to fund the settlement.
As of March 31, 2014, there were approximately 1,935 NuvaRing cases (excluding unfiled cases). Of these cases, approximately 1,715 are or will be pending in the NuvaRing MDL in the U.S. District Court for the Eastern District of Missouri before Judge Rodney Sippel, and approximately 210 are pending in coordinated proceedings in the Bergen County Superior Court of New Jersey before Judge Brian R. Martinotti. Seven additional cases are pending in various other state courts, including cases in a coordinated state proceeding in the San Francisco Superior Court in California before Judge John E. Munter. Certain state court cases are scheduled for trial in 2014.
Propecia/Proscar
As previously disclosed, Merck is a defendant in product liability lawsuits in the United States involving Propecia and/or Proscar. As of March 31, 2014, approximately 1,190 lawsuits involving a total of approximately 1,450 plaintiffs (in a few instances spouses are joined as plaintiffs in the suits) who allege that they have experienced persistent sexual side effects following cessation of treatment with Propecia and/or Proscar have been filed against Merck. Approximately 35 of the plaintiffs also allege that Propecia or Proscar has caused or can cause prostate cancer or male breast cancer. The lawsuits have been filed in various federal courts and in state court in New Jersey. The federal lawsuits have been consolidated for pretrial purposes in a federal multidistrict litigation before Judge John Gleeson of the Eastern District of New York. The matters pending in state court in New Jersey have been consolidated before Judge Jessica Mayer in Middlesex County. In addition, there is one matter pending in federal court in Massachusetts and one matter pending in state court in St. Louis, Missouri. The Company intends to defend against these lawsuits.
Vytorin/Zetia Litigation
On November 14, 2013, two complaints were filed in the District of New Jersey against Merck as successor to Schering-Plough, and other defendants, by certain institutional investors who “opted-out” of the previously-disclosed and now settled ENHANCE securities class action against Schering-Plough. In addition, on January 14, 2014, two complaints were filed in the District of New Jersey against Merck and other defendants by certain institutional investors who “opted-out” of the similar Vytorin/Zetia securities class action against Merck. The “opt-out” complaints contain allegations similar to those made by plaintiffs in the settled class actions against Schering-Plough and Merck. On March 27, 2014, the court stayed all four “opt-out” cases pending a decision by the U.S. Supreme Court in Public Employees’ Retirement System of Mississippi v. Indymac MBS Inc. et al. The Company intends to move to dismiss these complaints and otherwise to defend itself in the litigation.

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

Governmental Proceedings
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
Patent Litigation
From time to time, generic manufacturers of pharmaceutical products file Abbreviated New Drug Applications with the U.S. Food and Drug Administration (the “FDA”) seeking to market generic forms of the Company’s products prior to the expiration of relevant patents owned by the Company. To protect its patent rights, the Company may file patent infringement lawsuits against such generic companies. Certain products of the Company (or products marketed via agreements with other companies) currently involved in such patent infringement litigation in the United States include: Cancidas, Emend for Injection, Integrilin, Nexium, and NuvaRing. Similar lawsuits defending the Company’s patent rights may exist in other countries. The Company intends to vigorously defend its patents, which it believes are valid, against infringement by generic companies attempting to market products prior to the expiration of such patents. As with any litigation, there can be no assurance of the outcomes, which, if adverse, could result in significantly shortened periods of exclusivity for these products and, with respect to products acquired through mergers and acquisitions, potentially significant intangible asset impairment charges.
Cancidas — In February 2014, a patent infringement lawsuit was filed in the United States against Xellia Pharmaceuticals ApS (“Xellia”) with respect to Xellia’s application to the FDA seeking pre-patent expiry approval to market a generic version of Cancidas. The lawsuit automatically stays FDA approval of Xellia’s application until July 2016 or until an adverse court decision, if any, whichever may occur earlier.
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
Integrilin — In February 2009, a patent infringement lawsuit was filed (jointly with Millennium Pharmaceuticals, Inc.) in the United States against Teva Parenteral Medicines, Inc. (“TPM”) in respect of TPM’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Integrilin. In October 2011, the parties entered into a settlement agreement allowing TPM to sell a generic version of Integrilin beginning June 2, 2015. In November 2012, a patent infringement lawsuit was filed against APP Pharmaceuticals, Inc. and Fresenius Kabi USA Inc. (collectively, “APP”) in respect of APP’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Integrilin. In March 2013, the parties entered into a settlement agreement allowing APP to sell a generic version of Integrilin beginning June 2, 2015. In September 2013, a patent infringement lawsuit was filed against Ben Venue Laboratories d/b/a Bedford Laboratories (“Bedford”) in respect of Bedford’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Integrilin. In February 2014, the parties entered into a settlement allowing Bedford to sell a generic version of Integrilin beginning June 2, 2015.
Nexium — Patent infringement lawsuits were brought (jointly with AstraZeneca) in the United States against the following generic companies: Ranbaxy Laboratories Ltd., IVAX Pharmaceuticals, Inc. (later acquired by Teva Pharmaceuticals, Inc.), Dr. Reddy’s Laboratories, Sandoz, Lupin Ltd., Hetero Drugs Limited Unit III and Torrent Pharmaceuticals Ltd. in response to each generic company’s application seeking pre-patent expiry approval to sell a generic version of Nexium. Settlements have been reached in each of these lawsuits, the terms of which provide that the respective generic company may bring a generic version of esomeprazole product to market on May 27, 2014. In addition, a patent infringement lawsuit was also filed (jointly with AstraZeneca) in February 2010 in the United States against Sun Pharma Global Fze (“Sun Pharma”) in respect of its application to the FDA seeking pre-patent expiry approval to sell a generic version of Nexium IV, which lawsuit was settled with an agreement which provided that Sun Pharma was entitled to bring its generic esomeprazole IV product to market in the United States on January 1, 2014. A patent infringement lawsuit was also filed (jointly with AstraZeneca) in the United States against Hanmi USA, Inc. (“Hanmi”) related to its application to the FDA seeking pre-patent expiry approval to sell a different salt of esomeprazole than is found in Nexium (the “Hanmi Product”). In a May 2013 agreement, Hanmi conceded the validity and enforceability of the patents in the lawsuit. The parties also agreed that the Hanmi Product would not infringe those patents under the District Court’s December 2012 claim interpretation order, which AstraZeneca and KBI appealed. On December 19, 2013, the Court of Appeals for the Federal Circuit denied the appeal and affirmed the District of Court’s claim interpretation order. Hanmi has launched its esomeprazole product at risk. The Company continues to believe the court’s order was incorrect and is considering its options for further review.

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

Additional patent infringement lawsuits have been filed (jointly with AstraZeneca) in the United States against Mylan Laboratories Limited (“Mylan Labs”), Actavis, Inc./Watson Pharma Company (collectively, “Actavis/Watson”), Wockhardt Limited and Wockhardt USA LLC (collectively, “Wockhardt”), Aurobindo Pharma Limited and Aurobindo Pharma USA Inc. (collectively, “Aurobindo”), and Kremers Urban Development Co. and Kremers Urban LLC (collectively, “Kremers”) related to their applications to the FDA seeking pre-patent expiry approval to sell generic versions of Nexium. The Mylan Labs, Actavis/Watson, Wockhardt, Aurobindo and Kremers applications to the FDA remain stayed until August 2014, October 2015, December 2015, April 2016 and April 2016, respectively, or until earlier adverse court decisions, if any, whichever may occur earlier.
NuvaRing — In December 2013, the Company filed a lawsuit against Warner Chilcott Company LLC (“Warner Chilcott”) in the United States in respect of Warner Chilcott’s application to the FDA seeking pre-patent expiry approval to sell a generic version of NuvaRing.
Patent Oppositions
As previously disclosed, Ono Pharmaceutical Co. (“Ono”) has a European patent that broadly claims the use of an anti-PD-1 antibody, such as the Company’s immunotherapy, MK-3475, for the treatment of cancer. Ono has previously licensed its commercial rights to an anti-PD-1 antibody to Bristol-Myers Squibb (“BMS”) in certain markets. The Company believes that this patent is invalid and has filed an opposition in the European Patent Office (the “EPO”) seeking its revocation. The Opposition Division of the EPO has scheduled a hearing in June 2014. The hearing panel has issued a preliminary opinion that the claims in the patent are valid. The hearing panel usually renders a decision, which is subject to further appeal, at the close of a hearing. If the patent survives these proceedings with similar breadth, Merck can file actions seeking to revoke the patent in each relevant national court in Europe. Ono could file patent infringement actions against the Company in each relevant national court in Europe at or around the time the company launches MK-3475 (if approved). If a national court determines that the Company infringed a valid claim in Ono’s patent, Ono may be entitled to monetary damages, including royalties on future sales of MK-3475, and potentially could seek an injunction to prevent the Company from marketing MK-3475 in that country. On April 30, 2014, the Company opposed another European patent owned by BMS and Ono that it believes is invalid. This patent, if valid, broadly claims anti-PD-1 antibodies that could include MK-3475. In addition, Ono and BMS have similar and other patents and applications, which the Company is closely monitoring, pending in the United States, Japan and other countries. The Company is confident that it will be able to market MK-3475 in any country in which it is approved and that it will not be prevented from doing so by the Ono patent or any pending patent.
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
Legal Defense Reserves
Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. Some of the significant factors considered in the review of these legal defense reserves are as follows: the actual costs incurred by the Company; the development of the Company’s legal defense strategy and structure in light of the scope of its litigation; the number of cases being brought against the Company; the costs and outcomes of completed trials and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the associated litigation. The amount of legal defense reserves as of March 31, 2014 and December 31, 2013 of approximately $190 million and $160 million, respectively, represents the Company’s best estimate of the minimum amount of defense costs to be incurred in connection with its outstanding litigation; however, events such as additional trials and other events that could arise in the course of its litigation could affect the ultimate amount of legal defense costs to be incurred by the Company. The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase the reserves at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

9.	Equity

	Common Stock		Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non- Controlling Interests	Total
($ and shares in millions)	Shares	Par Value				Shares	Cost
Balance at January 1, 2013	3,577	$1,788	$40,646	$39,985	$(4,682)	550	$(24,717)	$2,443	$55,463
Net income attributable to Merck & Co., Inc.	—	—	—	1,593	—	—	—	—	1,593
Cash dividends declared on common stock	—	—	—	(1,306)	—	—	—	—	(1,306)
Treasury stock shares purchased	—	—	—	—		14	(580)	—	(580)
Share-based compensation plans and other	—	—	(35)	—	—	(4)	168	—	133
Other comprehensive income	—	—	—	—	53	—		—	53
Supera joint venture	—	—	116	—	—	—	—	112	228
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	23	23
Distributions attributable to noncontrolling interests	—	—	—	—	—	—	—	(1)	(1)
Balance at March 31, 2013	3,577	$1,788	$40,727	$40,272	$(4,629)	560	$(25,129)	$2,577	$55,606
Balance at January 1, 2014	3,577	$1,788	$40,508	$39,257	$(2,197)	650	$(29,591)	$2,561	$52,326
Net income attributable to Merck & Co., Inc.	—	—	—	1,705	—	—	—	—	1,705
Cash dividends declared on common stock	—	—	—	(1,301)	—	—	—	—	(1,301)
Treasury stock shares purchased	—	—	—	—	—	21	(1,167)	—	(1,167)
Share-based compensation plans and other	—	—	(58)	—	—	(23)	1,013	3	958
Other comprehensive income	—	—	—	—	18	—	—	—	18
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	26	26
Distributions attributable to noncontrolling interests	—	—	—	—	—	—	—	(1)	(1)
Balance at March 31, 2014	3,577	$1,788	$40,450	$39,661	$(2,179)	648	$(29,745)	$2,589	$52,564
In connection with the 1998 restructuring of Astra Merck Inc., the Company assumed $2.4 billion par value preferred stock with a dividend rate of 5% per annum, which is carried by KBI and included in Noncontrolling interests on the Consolidated Balance Sheet. As discussed in Note 7, AstraZeneca has exercised its option to acquire Merck’s interest in AZLP. Upon closing of that transaction, which is expected to occur on June 30, 2014, this preferred stock obligation will be retired.

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
The following table provides amounts of share-based compensation cost recorded in the Consolidated Statement of Income:

	Three Months Ended March 31,
($ in millions)	2014	2013
Pretax share-based compensation expense	$56	$67
Income tax benefit	(17)	(20)
Total share-based compensation expense, net of taxes	$39	$47
During the first three months of 2014 and 2013, the Company granted 49 thousand RSUs with a weighted-average grant date fair value of $54.89 per RSU and 32 thousand RSUs with a weighted-average grant date fair value of $41.09 per RSU, respectively.

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

During the first three months of 2014, the Company granted 80 thousand stock options with a weighted-average exercise price of $54.89 per option. During the first three months of 2013, the Company did not grant any stock options. The weighted-average fair value of options granted for the first three months of 2014 was $8.10 per option and was determined using the following assumptions:

Three Months Ended March 31, 2014
Expected dividend yield	4.2%
Risk-free interest rate	2.1%
Expected volatility	24.2%
Expected life (years)	7.0
At March 31, 2014, there was $657 million of total pretax unrecognized compensation expense related to nonvested stock options, RSU and PSU awards which will be recognized over a weighted-average period of 2.3 years.
The Company typically communicates the value of annual share-based compensation awards to employees during the first quarter, but the related share amounts are not established and communicated until early May. Therefore, while the number of RSU and stock option grants disclosed above do not reflect any amounts relating to the annual grants, share-based compensation costs for the first quarter of 2014 and 2013 and unrecognized compensation expense at March 31, 2014 reflect an impact relating to the awards communicated to employees. For segment reporting, share-based compensation costs are unallocated expenses.

11.	Pension and Other Postretirement Benefit Plans
The Company has defined benefit pension plans covering eligible employees in the United States and in certain of its international subsidiaries. The net periodic benefit cost of such plans consisted of the following components:

	Three Months Ended March 31,
($ in millions)	2014	2013
Service cost	$151	$175
Interest cost	175	166
Expected return on plan assets	(300)	(275)
Net amortization	27	84
Termination benefits	14	2
Curtailments	(9)	—
	$58	$152
The Company provides medical benefits, principally to its eligible U.S. retirees and similar benefits to their dependents, through its other postretirement benefit plans. The net cost of such plans consisted of the following components:

	Three Months Ended March 31,
($ in millions)	2014	2013
Service cost	$19	$24
Interest cost	28	27
Expected return on plan assets	(34)	(31)
Net amortization	(18)	(12)
Termination benefits	4	—
Curtailments	(20)	—
	$(21)	$8
In connection with restructuring actions (see Note 2), termination charges were recorded on pension and other postretirement benefit plans related to expanded eligibility for certain employees exiting Merck. Also, in connection with these restructuring actions, curtailments were recorded on pension and other postretirement benefit plans as reflected in the tables above.

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

12.	Other (Income) Expense, Net
Other (income) expense, net, consisted of:

	Three Months Ended March 31,
($ in millions)	2014	2013
Interest income	$(61)	$(57)
Interest expense	188	184
Exchange losses	34	212
Other, net	(200)	(57)
	$(39)	$282
The lower exchange losses in the first quarter of 2014 as compared with the first quarter of 2013 are due primarily to a Venezuelan currency devaluation. In February 2013, the Venezuelan government devalued its currency (Bolívar Fuertes) from 4.30 VEF per U.S. dollar to 6.30 VEF per U.S. dollar. The Company recognized losses due to exchange of approximately $140 million in the first quarter of 2013 resulting from the remeasurement of the local monetary assets and liabilities at the new rate. Since January 2010, Venezuela has been designated hyperinflationary and, as a result, local foreign operations are remeasured in U.S. dollars with the impact recorded in results of operations. Other, net in the first quarter of 2014 includes a gain of $182 million on the divestiture of Sirna (see Note 3).
Interest paid for the three months ended March 31, 2014 and 2013 was $168 million and $187 million, respectively.

13.	Taxes on Income
The effective income tax rates of 17.2% and (4.3)% for the first quarter of 2014 and 2013, respectively, reflect the impacts of acquisition-related costs and restructuring costs, partially offset by the beneficial impact of foreign earnings. In addition, the effective income tax rate for the first quarter of 2014 includes a benefit of approximately $300 million associated with a capital loss generated in the quarter associated with the sale of Sirna (see Note 3). The effective income tax rate for the first quarter of 2013 also reflects the favorable impact of various discrete items, including the impact of tax legislation enacted in the first quarter of 2013 that extended the R&D tax credit for both 2012 and 2013, a reduction in tax reserves upon expiration of applicable statute of limitations, as well as a benefit of approximately $160 million associated with the resolution of a previously disclosed federal income tax issue as discussed below.
In 2010, the Internal Revenue Service (the “IRS”) finalized its examination of Schering-Plough’s 2003-2006 tax years. In this audit cycle, the Company reached an agreement with the IRS on an adjustment to income related to intercompany pricing matters. This income adjustment mostly reduced net operating loss carryforwards and other tax credit carryforwards. The Company’s reserves for uncertain tax positions were adequate to cover all adjustments related to this examination period. Additionally, as previously disclosed, the Company was seeking resolution of one issue raised during this examination through the IRS administrative appeals process. In the first quarter of 2013, the Company recorded an out-of-period net tax benefit of $160 million related to this issue, which was settled in the fourth quarter of 2012, with final resolution relating to interest owed being reached in the first quarter of 2013. The Company’s unrecognized tax benefits related to this issue exceeded the settlement amount. Management concluded that the exclusion of this benefit was not material to prior period financial statements.

14.	Earnings Per Share
The calculations of earnings per share are as follows:

	Three Months Ended March 31,
($ and shares in millions except per share amounts)	2014	2013
Net income attributable to Merck & Co., Inc.	$1,705	$1,593

Average common shares outstanding	2,934	3,022
Common shares issuable (1)	37	31
Average common shares outstanding assuming dilution	2,971	3,053

Basic earnings per common share attributable to Merck & Co., Inc. common shareholders	$0.58	$0.53
Earnings per common share assuming dilution attributable to Merck & Co., Inc. common shareholders	$0.57	$0.52

(1)	Issuable primarily under share-based compensation plans.

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

For the three months ended March 31, 2014 and 2013, 1 million and 86 million, respectively, of common shares issuable under share-based compensation plans were excluded from the computation of earnings per common share assuming dilution because the effect would have been antidilutive.

15.	Other Comprehensive Income (Loss)
Changes in AOCI by component are as follows:

	Three Months Ended March 31,
($ in millions)	Derivatives		Investments		Employee Benefit Plans		Cumulative Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2013, net of taxes	$(97)		$73		$(3,667)		$(991)	$(4,682)
Other comprehensive income (loss) before reclassification adjustments, pretax	349		36		133		(253)	265
Tax	(133)		(12)		(23)		(92)	(260)
Other comprehensive income (loss) before reclassification adjustments, net of taxes	216		24		110		(345)	5
Reclassification adjustments, pretax	32		(28)		72		—	76
Tax	(12)		5		(21)		—	(28)
Reclassification adjustments, net of taxes	20	(1)	(23)	(2)	51	(3)	—	48
Other comprehensive income (loss), net of taxes	236		1		161		(345)	53
Balance March 31, 2013, net of taxes	$139		$74		$(3,506)		$(1,336)	$(4,629)

Balance January 1, 2014, net of taxes	$132		$54		$(909)		$(1,474)	$(2,197)
Other comprehensive income (loss) before reclassification adjustments, pretax	(102)		(5)		(14)		76	(45)
Tax	36		7		7		11	61
Other comprehensive income (loss) before reclassification adjustments, net of taxes	(66)		2		(7)		87	16
Reclassification adjustments, pretax	—		(5)		9		—	4
Tax	—		1		(3)		—	(2)
Reclassification adjustments, net of taxes	—	(1)	(4)	(2)	6	(3)	—	2
Other comprehensive income (loss), net of taxes	(66)		(2)		(1)		87	18
Balance March 31, 2014, net of taxes	$66		$52		$(910)		$(1,387)	$(2,179)
(1) Relates to foreign currency cash flow hedges that were reclassified from AOCI to Sales.
(2) Represents net realized gains on the sales of available-for-sale investments that were reclassified from AOCI to Other (income) expense, net.
(3) Includes net amortization of prior service cost and actuarial gains and losses included in net periodic benefit cost (see Note 11).

16.	Segment Reporting
The Company’s operations are principally managed on a products basis and are comprised of four operating segments – Pharmaceutical, Animal Health, Consumer Care and Alliances (which includes revenue and equity income from the Company’s relationship with AZLP). The Animal Health, Consumer Care and Alliances segments are not material for separate reporting. The Pharmaceutical segment includes human health pharmaceutical and vaccine products marketed either directly by the Company or through joint ventures. Human health pharmaceutical products consist of therapeutic and preventive agents, generally sold by prescription, for the treatment of human disorders. The Company sells these human health pharmaceutical products primarily to drug wholesalers and retailers, hospitals, government agencies and managed health care providers such as health maintenance organizations, pharmacy benefit managers and other institutions. Vaccine products consist of preventive pediatric, adolescent and adult vaccines, primarily administered at physician offices. The Company sells these human health vaccines primarily to physicians, wholesalers, physician distributors and government entities. A large component of pediatric and adolescent vaccines is sold to the U.S. Centers for Disease Control and Prevention Vaccines for Children program, which is funded by the U.S. government. Additionally, the Company sells vaccines to the Federal government for placement into vaccine stockpiles. The Company also has animal health operations that discover, develop, manufacture and market animal health products, including vaccines, which the Company sells to veterinarians, distributors and animal producers. Additionally, the Company has consumer care operations that develop, manufacture and market over-the-counter, foot care and sun care products, which are sold through wholesale and retail drug, food chain and mass merchandiser outlets, as well as club stores and specialty channels. In May 2014, the Company announced that it had entered into an agreement to sell its Consumer Care business to Bayer (see Note 3).

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

Sales of the Company’s products were as follows:

	Three Months Ended March 31,
($ in millions)	2014	2013
Primary Care and Women’s Health
Cardiovascular
Zetia	$611	$629
Vytorin	361	394
Diabetes
Januvia	858	884
Janumet	476	409
General Medicine and Women’s Health
NuvaRing	168	151
Follistim AQ	110	122
Dulera	102	68
Implanon	102	84
Hospital and Specialty
Hepatitis
PegIntron	112	126
Victrelis	59	110
HIV
Isentress	390	362
Hospital
Cancidas	166	162
Invanz	114	110
Noxafil	74	65
Bridion	73	63
Primaxin	71	84
Immunology
Remicade	604	549
Simponi	157	108
Other
Cosopt/Trusopt	99	105
Oncology
Emend	122	116
Temodar	83	216
Diversified Brands
Respiratory
Nasonex	312	385
Singulair	271	337
Clarinex	62	61
Other
Cozaar/Hyzaar	205	267
Arcoxia	128	121
Fosamax	123	137
Propecia	74	68
Zocor	64	82
Remeron	50	52
Vaccines (1)
Gardasil	383	390
ProQuad/M-M-R II/Varivax	280	272
RotaTeq	169	162
Zostavax	142	168
Pneumovax 23	101	111
Other pharmaceutical (2)	1,175	1,361
Total Pharmaceutical segment sales	8,451	8,891
Other segment sales (3)	1,540	1,712
Total segment sales	9,991	10,603
Other (4)	273	68
	$10,264	$10,671

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

(4)
Other revenues are primarily comprised of miscellaneous corporate revenues, third-party manufacturing sales, sales related to divested products or businesses and other supply sales not included in segment results. In January 2014, Merck received $232 million in connection with the sale of the U.S. marketing rights to Saphris (see Note 3). In October 2013, the Company divested a substantial portion of its third-party manufacturing sales (see Note 2).

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

A reconciliation of segment profits to Income before taxes is as follows:

	Three Months Ended March 31,
($ in millions)	2014	2013
Segment profits:
Pharmaceutical segment	$5,197	$5,345
Other segments	700	899
Total segment profits	5,897	6,244
Other profits (losses)	213	(14)
Unallocated:
Interest income	61	57
Interest expense	(188)	(184)
Equity income from affiliates	55	(2)
Depreciation and amortization	(620)	(479)
Research and development	(1,289)	(1,663)
Amortization of purchase accounting adjustments	(1,126)	(1,184)
Restructuring costs	(125)	(119)
Other unallocated, net	(787)	(1,106)
	$2,091	$1,550
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
Other profits (losses) are primarily comprised of miscellaneous corporate profits (losses), as well as operating profits (losses) related to third-party manufacturing sales, divested products and other supply sales.
Other unallocated, net includes expenses from corporate and manufacturing cost centers, product intangible asset impairment charges, gains or losses on sales of businesses and other miscellaneous income or expense items.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management
On March 25, 2014, the Board of Directors of the Company appointed Robert M. Davis to succeed Peter N. Kellogg as Executive Vice President and Chief Financial Officer, effective as of April 23, 2014, making him the Company’s principal financial officer.
Business Developments
In May 2014, the Company announced that it had entered into a definitive agreement to sell its Merck Consumer Care (“MCC”) business to Bayer AG (“Bayer”) for $14.2 billion. Under the terms of the agreement, Bayer will acquire Merck’s existing over-the-counter (“OTC”) business, including the global trademark and prescription rights for Claritin and Afrin.
The Company also announced a worldwide clinical development collaboration with Bayer to market and develop its portfolio of soluble guanylate cyclase (“sGC”) modulators. This includes Bayer’s Adempas (riociguat), the first member of this novel class of compounds. Adempas is approved to treat pulmonary arterial hypertension (“PAH”) and is the first and only drug treatment approved for patients with chronic thromboembolic pulmonary hypertension (“CTEPH”). Adempas is currently marketed in the United States and Europe for both PAH and CTEPH and in Japan for CTEPH. The two companies will equally share costs and profits from the collaboration and implement a joint development and commercialization strategy. The collaboration also includes clinical development of Bayer’s vericiguat, which is currently in Phase 2 trials for worsening heart failure, as well as opt-in rights for other early-stage sGC compounds in development at Bayer. Merck will in turn make available its early-stage sGC compounds under similar terms.
    In return for these broad collaboration rights, Merck will make an upfront payment to Bayer of $1 billion with the potential for additional milestone payments upon the achievement of agreed-upon sales goals. For Adempas, Bayer will continue to lead commercialization in the Americas, while Merck will lead commercialization in the rest of the world. For vericiguat and other potential opt-in products, Bayer will lead in the rest of world and Merck will lead in the Americas. For all products and candidates included in the agreement, both companies will share in development costs and profits on sales and will have the right to co-promote in territories where they are not the lead.
The Company expects after-tax proceeds from the sale of MCC to be between $8 billion and $9 billion. Merck will use the after-tax proceeds, consistent with its capital allocation strategy, to resource those areas within its business that represent the highest potential growth opportunities, such as MK-3475 (Merck’s investigational anti-PD-1 antibody), to augment the Company’s pipeline with external assets that can create value and to continue to provide return of capital to shareholders.
Merck expects to close the sale of MCC in second half of 2014, subject to customary closing conditions, including regulatory approvals.
Operating Results
Sales
Worldwide sales were $10.3 billion for the first quarter of 2014, a decline of 4% compared with the first quarter of 2013. Foreign exchange unfavorably affected global sales performance by 2% in the first quarter of 2014. The revenue decline in the first quarter of 2014 was driven primarily by lower sales of Temodar (temozolomide), Nasonex (mometasone furoate monohydrate), Singulair (montelukast sodium), Cozaar (losartan potassium)/Hyzaar (losartan potassium and hydrochlorothiazide), and Victrelis (boceprevir). The sales decline was also attributable to lower revenue from the Company’s relationship with AstraZeneca LP (“AZLP”), as well as from product divestitures that occurred in 2013 (discussed below). These declines were partially offset by growth in Janumet (sitagliptin and metformin HC1), Remicade (infliximab) and Simponi (golimumab). In addition, the Company recognized revenue of $232 million in the first quarter of 2014 in connection with the sale of the U.S. marketing rights to Saphris (asenapine).
Global efforts toward health care cost containment continue to exert pressure on product pricing and market access worldwide. In many international markets, government-mandated pricing actions have reduced prices of generic and patented drugs. In addition, other austerity measures negatively affected the Company’s revenue performance in the first quarter of 2014. The Company anticipates these pricing actions, including the biennial price reductions in Japan, and other austerity measures will continue to negatively affect revenue performance for the remainder of 2014.
As discussed in Note 2 to the interim consolidated financial statements, on October 1, 2013, the Company sold its active pharmaceutical ingredient (“API”) manufacturing business and, effective December 31, 2013, certain related products within Diversified Brands. In November 2013, Merck sold the U.S. rights to certain ophthalmic products and in January 2014 sold the U.S. marketing rights to Saphris. The aggregate annual sales associated with these divested assets were approximately $625 million. The annual sales associated with the divested products were approximately $425 million of which approximately $385 million related to the Pharmaceutical segment and $40 million related to the Consumer Care segment. The annual sales associated with the divested API manufacturing business were approximately $200 million and related to non-segment revenues.

Sales of the Company’s products were as follows:

	Three Months Ended March 31,
($ in millions)	2014	2013
Primary Care and Women’s Health
Cardiovascular
Zetia	$611	$629
Vytorin	361	394
Diabetes
Januvia	858	884
Janumet	476	409
General Medicine and Women’s Health
NuvaRing	168	151
Follistim AQ	110	122
Dulera	102	68
Implanon	102	84
Hospital and Specialty
Hepatitis
PegIntron	112	126
Victrelis	59	110
HIV
Isentress	390	362
Hospital
Cancidas	166	162
Invanz	114	110
Noxafil	74	65
Bridion	73	63
Primaxin	71	84
Immunology
Remicade	604	549
Simponi	157	108
Other
Cosopt/Trusopt	99	105
Oncology
Emend	122	116
Temodar	83	216
Diversified Brands
Respiratory
Nasonex	312	385
Singulair	271	337
Clarinex	62	61
Other
Cozaar/Hyzaar	205	267
Arcoxia	128	121
Fosamax	123	137
Propecia	74	68
Zocor	64	82
Remeron	50	52
Vaccines (1)
Gardasil	383	390
ProQuad/M-M-R II/Varivax	280	272
RotaTeq	169	162
Zostavax	142	168
Pneumovax 23	101	111
Other pharmaceutical (2)	1,175	1,361
Total Pharmaceutical segment sales	8,451	8,891
Other segment sales (3)	1,540	1,712
Total segment sales	9,991	10,603
Other (4)	273	68
	$10,264	$10,671

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

(4)
Other revenues are primarily comprised of miscellaneous corporate revenues, third-party manufacturing sales, sales related to divested products or businesses and other supply sales not included in segment results. In January 2014, Merck received $232 million in connection with the sale of the U.S. marketing rights to Saphris. In October 2013, the Company divested a substantial portion of its third-party manufacturing sales.

The provision for discounts includes indirect customer discounts that occur when a contracted customer purchases directly through an intermediary wholesale purchaser, known as chargebacks, as well as indirectly in the form of rebates owed based upon definitive contractual agreements or legal requirements with private sector and public sector (Medicaid and Medicare Part D) benefit providers, after the final dispensing of the product by a pharmacy to a benefit plan participant. These discounts, in the aggregate, reduced sales by $1.4 billion and $1.3 billion for the three months ended March 31, 2014 and 2013, respectively. Inventory levels at key U.S. wholesalers for each of the Company’s major pharmaceutical products are generally less than one month.
Pharmaceutical Segment
Primary Care and Women’s Health
Cardiovascular
Combined global sales of Zetia (ezetimibe) and Vytorin (ezetimibe/simvastatin), medicines for lowering LDL cholesterol were $972 million in the first quarter of 2014, a decrease of 5% compared to the third quarter of 2013 including a 1% unfavorable effect from foreign exchange.
Worldwide sales of Zetia (ezetimibe) (marketed outside the United States as Ezetrol), a cholesterol absorption inhibitor, were $611 million in the first quarter of 2014, a decline of 3% compared with the first quarter of 2013 including a 2% unfavorable effect from foreign exchange. The sales decline primarily reflects lower volumes in the United States and the unfavorable effect of foreign exchange particularly in Japan.
Global sales of Vytorin (ezetimibe/simvastatin) (marketed outside the United States as Inegy), a combination product containing the active ingredients of both Zetia and Zocor (simvastatin), a statin for modifying cholesterol, were $361 million in the first quarter of 2014, a decline of 8% compared with the first quarter of 2013. The sales decline primarily reflects lower volumes in the United States.
In March 2013, the Data Safety Monitoring Board (the “DSMB”) of the IMPROVE-IT trial, a large cardiovascular outcomes study evaluating ezetimibe/simvastatin against simvastatin alone in patients presenting with acute coronary syndrome, completed its planned review of study data and recommended that the study continue. Merck remains blinded to the actual results of this analysis and to other IMPROVE-IT safety and efficacy data. IMPROVE-IT is an 18,000 patient event-driven trial and, based on the targeted number of 5,250 clinical endpoints and the rate at which events are being reported, the trial is projected to conclude later in 2014. If the results of the IMPROVE-IT trial fail to demonstrate an incremental benefit of ezetimibe/simvastatin on cardiovascular morbidity and mortality over and above that demonstrated for simvastatin, sales of Zetia and Vytorin could be materially adversely affected and, if so, the Company may take non-cash impairment charges with respect to the carrying values of the Zetia and Vytorin intangible assets, which were $4.4 billion and $2.5 billion, respectively, at March 31, 2014 and such charges could be material.
Diabetes
Worldwide combined sales of Januvia (sitagliptin) and Janumet, medicines that help lower blood sugar levels in adults with type 2 diabetes, were $1.3 billion in the first quarter of 2014, an increase of 3% compared with the same period of 2013 including a 2% unfavorable effect from foreign exchange.
Global sales of Januvia, Merck’s dipeptidyl peptidase-4 (“DPP-4”) inhibitor for the treatment of type 2 diabetes, were $858 million in the first quarter of 2014, a decrease of 3% compared with the first quarter of 2013 including a 2% unfavorable effect from foreign exchange. The sales decrease was driven primarily by declines in Japan due largely to lower customer inventory levels in advance of price reductions that will take effect in the second quarter, partially offset by volume growth in Europe and higher pricing in the United States. In April 2014, all DPP-4 inhibitors, including Januvia, were subject to repricing in Japan.
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
Worldwide sales of Janumet, Merck’s oral antihyperglycemic agent that combines sitagliptin (Januvia) with metformin in a single tablet, were $476 million for the first quarter of 2014, an increase of 16% compared with the same period of 2013 including a 2% unfavorable effect from foreign exchange, driven primarily by volume growth across the emerging markets, as well as Europe and Canada, and higher pricing in the United States.
General Medicine and Women’s Health
Worldwide sales of NuvaRing (etonogestrel/ethinyl estradiol vaginal ring), a vaginal contraceptive product, increased 11% in the first quarter of 2014 to $168 million compared with the same period in 2013 primarily reflecting higher pricing in the United States.

Global sales of Follistim AQ (follitropin beta injection) (marketed in most countries outside the United States as Puregon), a fertility treatment, declined 10% in the first quarter of 2014 to $110 million compared with the same period in 2013 driven largely by lower pricing in the United States and the timing of shipments in China. Foreign exchange unfavorably affected global sales performance by 2% in the first quarter of 2014.
Global sales of Dulera Inhalation Aerosol (mometasone furoate/formoterol fumarate dihydrate), a combination medicine for the treatment of asthma, were $102 million in the first quarter of 2014 compared with $68 million in the first quarter of 2013 driven by higher demand in the United States.
Worldwide sales of Implanon (etonogestrel implant), a single-rod subdermal contraceptive implant, grew 21% to $102 million in the first quarter of 2014 compared with the first quarter of 2013 driven primarily by higher demand in the United States.
Hospital and Specialty
Hepatitis
Worldwide sales of PegIntron (peginterferon alpha-2b), a treatment for chronic hepatitis C, were $112 million in the first quarter of 2014, a decline of 11% compared with the same period in 2013. The Company believes that the sales decline was attributable in part to new therapeutic options becoming available. Foreign exchange unfavorably affected global sales performance by 5% in the first quarter of 2014.
Worldwide sales of Victrelis, an oral medicine for the treatment of chronic hepatitis C, were $59 million in the first quarter of 2014, a decline of 46% compared with the first quarter of 2013. The Company believes that the sales decline is attributable in part to new therapeutic options becoming available.
Sales of the Company’s products indicated for the treatment of chronic hepatitis C including PegIntron and Victrelis discussed above, as well as Rebetol (ribavirin USP), continue to be adversely affected by new therapeutic options becoming available. In the event that the availability of new treatment options adversely affects sales of products currently marketed by the Company for the treatment of chronic hepatitis C to a greater extent than anticipated by the Company, or in the event other circumstances arise that significantly reduce cash flow projections for these products, the Company may record intangible asset impairment charges in the future and such charges could be material. The carrying value of the intangible assets related to these products was $1.3 billion in the aggregate at March 31, 2014.
HIV
Global sales of Isentress (raltegravir), an HIV integrase inhibitor for use in combination with other antiretroviral agents for the treatment of HIV-1 infection, grew 8% in the first quarter of 2014 to $390 million compared with the same period in 2013 reflecting growth in most markets, particularly Europe.
Hospital
Global sales of Cancidas (caspofungin acetate), an anti-fungal product, grew 3% in the first quarter of 2014 to $166 million largely reflecting the timing of shipments in China.
Bridion (sugammadex sodium injection), for the reversal of certain muscle relaxants used during surgery, is approved and has been launched in many countries outside of the United States. Sales of Bridion grew 16% to $73 million in the first quarter of 2014 compared with the first quarter of 2013. The sales growth was driven by volume growth in all markets. Foreign exchange unfavorably affected global sales performance by 10% in the first quarter of 2014. In September 2013, the Company received a Complete Response Letter (“CRL”) from the U.S. Food and Drug Administration (“FDA”) for the resubmission of the New Drug Application (“NDA”) for sugammadex sodium injection (see “Research and Development” below).
Immunology
Sales of Remicade, a treatment for inflammatory diseases (marketed by the Company in Europe, Russia and Turkey), were $604 million in the first quarter of 2014, an increase of 10% compared with the first quarter of 2013. Foreign exchange favorably affected sales performance by 3% in the first quarter of 2014. Sales growth reflects volume growth in Europe, partially offset by a decline in Russia due to the timing of shipments. In September 2013, the European Commission (the “EC”) approved an infliximab biosimilar. While the Company is experiencing generic competition in certain smaller European markets, the Company anticipates a more substantial decline in Remicade sales following loss of market exclusivity in major European markets in February 2015.
Sales of Simponi, a once-monthly subcutaneous treatment for certain inflammatory diseases (marketed by the Company in Europe, Russia and Turkey), were $157 million in the first quarter of 2014 compared with $108 million in the first quarter of 2013. Sales growth was driven by continued launch activities, as well as a positive impact from the ulcerative colitis indication. In September 2013, the EC approved Simponi for the treatment of adult patients with moderately to severely active ulcerative colitis who have had an inadequate response to conventional therapy or who are intolerant to or have medical contraindications for such therapies.

Other
Worldwide sales of ophthalmic products Cosopt (dorzolamide hydrochloride-timolol maleate ophthalmic solution) and Trusopt (dorzolamide hydrochloride ophthalmic solution) declined 7% to $99 million in the first quarter of 2014 from $105 million in the first quarter of 2013. Foreign exchange unfavorably affected global sales performance by 6% in the first quarter of 2014. The decline was driven in part by the divestiture of the U.S. rights to Cosopt and Cosopt PF as noted below. Additionally, the patent for Cosopt expired in a number of major European markets in March 2013 and the Company is experiencing sales declines in those markets. The patents that provided market exclusivity for Trusopt in a number of major European markets had previously expired. In November 2013, Merck sold the U.S. rights to ophthalmic products Cosopt and Cosopt PF, as well as AzaSite to Akorn, Inc.
Merck’s sales of Saphris (asenapine), an antipsychotic indicated for the treatment of schizophrenia and bipolar I disorder in adults, were $25 million and $30 million in the first quarter of 2014 and 2013, respectively. In January 2014, Merck sold the U.S. marketing rights to Saphris to Forest Laboratories, Inc. (“Forest”). Under the terms of the agreement, Forest made upfront payments of $232 million, which are reflected in Sales in the first quarter of 2014, and will make additional payments to Merck based on defined sales milestones. In addition, as part of this transaction, Merck has agreed to supply product to Forest until patent expiry. Asenapine, sold under the brand name Sycrest, is also approved in the EU for the treatment of bipolar I disorder in adults. Under a commercialization agreement for Sycrest sublingual tablets (5 mg, 10 mg), H. Lundbeck A/S makes product supply payments in exchange for exclusive commercial rights to Sycrest in all markets outside the United States, China and Japan.
Oncology
Global sales of Emend (aprepitant), for the prevention of chemotherapy-induced and post-operative nausea and vomiting, were $122 million in the first quarter of 2014, an increase of 5% compared with the first quarter of 2013, largely reflecting volume growth and higher pricing in the United States.
Sales of Temodar (marketed as Temodal outside the United States), a treatment for certain types of brain tumors, were $83 million for the first quarter of 2014, a decline of 62% compared with the first quarter of 2013. Foreign exchange unfavorably affected global sales performance by 3% in the first quarter of 2014. The sales decline was driven primarily by generic competition in the United States. As previously disclosed, by agreement, a generic manufacturer launched a generic version of Temodar in the United States in August 2013. The U.S. patent and exclusivity periods otherwise expired in February 2014. Accordingly, the Company is experiencing a significant sales decline in the United States due to the loss of exclusivity and the Company expects the decline to continue.
Other products contained in Hospital and Specialty Care include among others, Invanz (ertapenem sodium) for the treatment of certain infections; Noxafil (posaconazole) for the prevention of certain invasive fungal infections; and Primaxin (imipenem and cilastatin sodium), an anti-bacterial product.
Diversified Brands
Merck’s diversified brands include human health pharmaceutical products that are approaching the expiration of their marketing exclusivity or are no longer protected by patents in developed markets, but continue to be a core part of the Company’s offering in other markets around the world.
Respiratory
Global sales of Nasonex, an inhaled nasal corticosteroid for the treatment of nasal allergy symptoms, declined 19% to $312 million in the first quarter of 2014 compared with the first quarter of 2013 reflecting declines in most markets. Foreign exchange unfavorably affected global sales performance by 3% in the first quarter of 2014. By agreement, generic manufacturers were able to launch a generic version of Nasonex in most European markets on January 1, 2014 and generic versions of Nasonex have since launched in several of these markets. Accordingly, the Company anticipates a rapid decline in Nasonex sales in Europe in 2014. Sales of Nasonex in Europe were $207 million in 2013. In 2009, Apotex Inc. and Apotex Corp. (collectively, “Apotex”) filed an application with the FDA seeking approval to sell its generic version of Nasonex. In June 2012, the U.S. District Court for the District of New Jersey ruled against the Company in a patent infringement suit against Apotex holding that Apotex’s generic version of Nasonex does not infringe on the Company’s formulation patent. In June 2013, the Court of Appeals for the Federal Circuit issued a decision affirming the U.S. District Court decision and the Company has exhausted all of its appeal options. If Apotex’s generic version becomes available, significant losses of U.S. Nasonex sales could occur and the Company may take a non-cash impairment charge with respect to the carrying value of the Nasonex intangible asset, which was $1.2 billion at March 31, 2014. If the Nasonex intangible asset is determined to be impaired, the impairment charge could be material. U.S. sales of Nasonex were $681 million for the full year of 2013.
Worldwide sales of Singulair, a once-a-day oral medicine for the chronic treatment of asthma and for the relief of symptoms of allergic rhinitis, declined 20% to $271 million in the first quarter of 2014 compared with the same period of 2013, driven primarily by lower sales in Europe as a result of generic competition, partially offset by higher sales in Japan. The patents that provided market exclusivity for Singulair expired in a number of major European markets in February 2013 and the Company experienced a significant and rapid decline in Singulair sales in those markets following the patent expiries and expects the decline to continue.
Other
Global sales of Cozaar and its companion agent Hyzaar (a combination of Cozaar and hydrochlorothiazide), treatments for hypertension, were $205 million in the first quarter of 2014, a decline of 23%, compared with the same period of 2013. The declines were driven largely by lower sales in Japan, reflecting lower volumes and the unfavorable effect of foreign exchange, and lower volumes in the emerging markets. Foreign exchange unfavorably affected global sales performance by 6% for the first quarter of 2014. The patents that provided market exclusivity for Cozaar and Hyzaar in the United States and in most major international markets have expired. Accordingly, the Company is experiencing significant declines in Cozaar and Hyzaar sales and expects the declines to continue.
Worldwide sales of Fosamax (alendronate sodium) (marketed as Fosamac in Japan) and Fosamax Plus D (alendronate sodium/cholecalciferol) (marketed as Fosavance throughout the European Union (the “EU”)) for the treatment and, in the case of Fosamax, prevention of osteoporosis declined 10% to $123 million in the first quarter of 2014 compared with the first quarter of 2013 driven by declines in most regions. These medicines have lost market exclusivity in the United States and in most major international markets. The Company expects the sales declines within the Fosamax product franchise to continue.
Other products contained in Diversified Brands include among others, Clarinex (desloratadine), a non-sedating antihistamine; Arcoxia (etoricoxib) for the treatment of arthritis and pain; Propecia (finasteride), a product for the treatment of male pattern hair loss, Zocor, a statin for modifying cholesterol; and Remeron (mirtazapine), an antidepressant.
Vaccines
The following discussion of vaccines does not include sales of vaccines sold in most major European markets through Sanofi Pasteur MSD (“SPMSD”), the Company’s joint venture with Sanofi Pasteur, the results of which are reflected in Equity income from affiliates (see “Selected Joint Venture and Affiliate Information” below). Supply sales to SPMSD, however, are included.
Merck’s sales of Gardasil (Human Papillomavirus Quadrivalent [Types 6, 11, 16 and 18] Vaccine, Recombinant), a vaccine to help prevent certain diseases caused by four types of human papillomavirus (“HPV”), declined 2% in the first quarter of 2014 to $383 million compared with the first quarter of 2013. Foreign exchange unfavorably affected global sales performance by 4%. The results reflect lower volumes in Japan following the government’s decision in July 2013 to suspend active promotion of HPV vaccines, as well as lower volumes in certain emerging markets and Canada. These declines were partially offset by higher volumes in the United States, as well as in Brazil from the national immunization program.
Merck’s sales of ProQuad (Measles, Mumps, Rubella and Varicella Virus Vaccine Live), a pediatric combination vaccine to help protect against measles, mumps, rubella and varicella, were $65 million in the first quarter of 2014 compared with $62 million in the first quarter of 2013. Merck’s sales of Varivax (Varicella Virus Vaccine Live), a vaccine to help prevent chickenpox (varicella), were $136 million for the first quarter of 2014 compared with $143 million for the first quarter of 2013. Merck’s sales of M-M-R II (Measles, Mumps and Rubella Virus Vaccine Live), a vaccine to help protect against measles, mumps and rubella, were $78 million for the first quarter of 2014 compared with $67 million for the first quarter of 2013.
Merck’s sales of RotaTeq (Rotavirus Vaccine, Live Oral, Pentavalent), a vaccine to help protect against rotavirus gastroenteritis in infants and children, were $169 million in the first quarter of 2014, an increase of 4% compared with the first quarter of 2013, reflecting higher sales in certain emerging markets.
Merck’s sales of Zostavax (Zoster Vaccine Live), a vaccine to help prevent shingles (herpes zoster) in adults 50 years of age and older, were $142 million in the first quarter of 2014, a decline of 15% compared with the first quarter of 2013, driven by lower demand in the United States, as well as in Canada. The Company is continuing to educate U.S. customers on the broad managed care coverage for Zostavax and the process for getting reimbursement. Merck is continuing to launch Zostavax outside of the United States.
Other Segments
The Company’s other segments are the Animal Health, Consumer Care and Alliances segments, which are not material for separate reporting. In January 2014, the Company announced that it was evaluating the respective roles of Merck’s Animal Health and Consumer Care businesses in the Company’s strategy for long-term value creation and that it could reach different decisions about the two businesses. In May 2014, the Company announced that it had entered into an agreement to sell its Consumer Care business to Bayer (see “Business Developments” above) and that it will continue to explore ways to augment its Animal Health business. At March 31, 2014, the Company determined it was appropriate to reflect the assets and liabilities of Merck Consumer Care as held for sale in the Consolidated Balance Sheet.

Animal Health
Animal Health includes pharmaceutical and vaccine products for the prevention, treatment and control of disease in all major farm and companion animal species. Animal Health sales are affected by competition and the frequent introduction of generic products. Global sales of Animal Health products totaled $813 million for the first quarter of 2014, a decline of 3% compared with the first quarter of 2013. Foreign exchange unfavorably affected global sales performance by 3% in the first quarter of 2014. Sales performance in the quarter reflects lower sales of ruminant products, primarily Zilmax (zilpaterol hydrochloride), and companion animal products, partially offset by growth in poultry products. In August 2013, Merck Animal Health voluntarily suspended sales of Zilmax, a feed supplement for beef cattle, in the United States and Canada. The suspension of Zilmax unfavorably affected Animal Health sales by 5% in the first quarter of 2014 excluding the unfavorable effect of foreign exchange.
Consumer Care
Consumer Care products include over-the-counter, foot care and sun care products such as Claritin non-drowsy antihistamines; MiraLAX, for the relief of occasional constipation; Dr. Scholl’s foot care products; and Coppertone sun care products. Consumer Care product sales are affected by competition and consumer spending patterns. Global sales of Consumer Care products were $546 million for the first quarter of 2014, a decrease of 4% compared with the first quarter of 2013 including a 1% unfavorable effect from foreign exchange. The decline largely reflects lower sales of allergy products, including Claritin, primarily driven by a shortened allergy season in North America, as well as lower sales from the divestiture of certain products as discussed below, partially offset by higher sales of Marvelon.
Alliances
The alliances segment includes results from the Company’s relationship with AZLP. Revenue from AZLP, primarily relating to sales of Nexium and Prilosec, was $147 million and $262 million in the first quarter of 2014 and 2013, respectively. In April 2014, AstraZeneca notified the Company it was exercising its option to buy Merck’s interest in a subsidiary and, through it, Merck’s interest in Nexium and Prilosec (see “Selected Joint Venture and Affiliate Information” below). As a result, as of July 1, 2014 (assuming the transaction closes on June 30, 2014 as expected), the Company will no longer record equity income from AZLP and supply sales to AZLP will terminate. In addition, the Company will recognize a pretax gain of approximately $700 million which will be primarily non-cash.
Costs, Expenses and Other
In October 2013, the Company announced a global restructuring program (the “2013 Restructuring Program”) as part of a global initiative to sharpen its commercial and research and development focus. As part of the program, the Company expects to reduce its total workforce by approximately 8,500 positions. These workforce reductions will primarily come from the elimination of positions in sales, administrative and headquarters organizations, as well as research and development. The Company will also reduce its global real estate footprint and continue to improve the efficiency of its manufacturing and supply network. The Company will continue to hire employees in strategic growth areas of the business as necessary. The Company recorded total pretax costs of $160 million in the first quarter of 2014 related to this restructuring program. The actions under the 2013 Restructuring Program are expected to be substantially completed by the end of 2015 with the cumulative pretax costs estimated to be approximately $2.5 billion to $3.0 billion. The Company estimates that approximately two-thirds of the cumulative pretax costs will result in cash outlays, primarily related to employee separation expense. Approximately one-third of the cumulative pretax costs are non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested. The Company expects the actions under the 2013 Restructuring Program to result in annual net cost savings of approximately $2.0 billion by the end of 2015. The Company anticipates that the actions under the 2013 Restructuring Program, combined with remaining actions under the Merger Restructuring Program (discussed below), will result in annual net cost savings of $2.5 billion by the end of 2015 compared with full-year 2012 expense levels.
In 2010, subsequent to the Merck and Schering-Plough Corporation (“Schering-Plough”) merger (the “Merger”), the Company commenced actions under a global restructuring program (the “Merger Restructuring Program”) designed to streamline the cost structure of the combined company. Further actions under this program were initiated in 2011. The actions under this program primarily reflect the elimination of positions in sales, administrative and headquarters organizations, as well as from the sale or closure of certain manufacturing and research and development sites and the consolidation of office facilities. The Company recorded total pretax costs of $166 million and $153 million in the first quarter of 2014 and 2013, respectively, related to this restructuring program. The non-manufacturing related restructuring actions under the Merger Restructuring Program were substantially completed by the end of 2013. The remaining actions under this program relate to ongoing manufacturing facility rationalizations, which are expected to be substantially completed by 2016. The Company expects the estimated total cumulative pretax costs for this program to be approximately $7.4 billion to $7.7 billion. The Company estimates that approximately two-thirds of the cumulative pretax costs relate to cash outlays, primarily related to employee separation expense. Approximately one-third of the cumulative pretax costs are non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested. The Company expects the Merger Restructuring Program to yield annual savings upon completion of the program of approximately $4.0 billion to $4.6 billion.

In 2008, Merck announced a global restructuring program (the “2008 Restructuring Program”) to reduce its cost structure, increase efficiency, and enhance competitiveness. Pretax costs of $41 million were recorded in the first quarter of 2013 related to the 2008 Restructuring Program. Any remaining activities under the 2008 Restructuring Program are being accounted for as part of the Merger Restructuring Program effective July 1, 2013.
The Company anticipates that total costs associated with restructuring activities in 2014 for the 2013 Restructuring Program and the Merger Restructuring Program will be in the range of $1.0 billion to $1.3 billion.
The costs associated with all of these restructuring activities are primarily comprised of accelerated depreciation recorded in Materials and production, Marketing and administrative and Research and development and separation costs recorded in Restructuring costs (see Note 2 to the interim consolidated financial statements).
Materials and Production
Materials and production costs were $3.9 billion for the first quarter of 2014, a decrease of 1% compared with the first quarter of 2013. Costs in the first quarter of 2014 and 2013 include $1.1 billion and $1.2 billion, respectively, of expenses for the amortization of intangible assets recognized in connection with mergers and acquisitions. Also included in materials and production costs are costs associated with restructuring activities which amounted to $119 million and $43 million in the first quarter of 2014 and 2013, respectively, including accelerated depreciation and asset write-offs related to the planned sale or closure of manufacturing facilities. Separation costs associated with manufacturing-related headcount reductions have been incurred and are reflected in Restructuring costs as discussed below.
Gross margin was 62.0% in the first quarter of 2014 compared with 62.9% in the first quarter of 2013. The amortization of intangible assets, as well as the restructuring charges noted above reduced gross margin by 12.1 and 11.5 percentage points for the first quarter of 2014 and 2013, respectively. The gross margin decline was driven in part by the unfavorable effects of product mix and ongoing generic erosion, partially offset by the beneficial effect of foreign exchange and the sale of the U.S. marketing rights to Saphris.
Marketing and Administrative
Marketing and administrative expenses declined 8% to $2.7 billion in the first quarter of 2014 compared with the same period of 2013. The decline was largely due to lower promotional spending and selling costs, as well as the favorable effect of foreign exchange. Expenses for the first quarter of 2014 and 2013 include $31 million and $17 million, respectively, of restructuring costs, related primarily to accelerated depreciation for facilities to be closed or divested. Separation costs associated with sales force reductions have been incurred and are reflected in Restructuring costs as discussed below. Marketing and administrative expenses also include $11 million and $23 million of acquisition-related costs in the first quarter of 2014 and 2013, respectively, consisting of incremental, third-party integration costs related to the Merger, including costs related to legal entity and systems integration.
Research and Development
Research and development expenses were $1.6 billion for the first quarter of 2014, a decline of 17% compared with the first quarter of 2013. Research and development expenses are comprised of the costs directly incurred by Merck Research Laboratories (“MRL”), the Company’s research and development division that focuses on human health-related activities, which were approximately $860 million and $1.1 billion in the first quarter of 2014 and 2013, respectively. Also included in research and development expenses are costs incurred by other divisions in support of research and development activities, including depreciation, production and general and administrative, as well as licensing activity, certain costs from operating segments, including the Pharmaceutical, Animal Health and Consumer Care segments, which in the aggregate were $662 million and $769 million for the first quarter of 2014 and 2013, respectively. The decline in research and development expenses in the first quarter of 2014 as compared with the first quarter of 2013 was driven by cost savings resulting from restructuring activities, targeted reductions and lower clinical development spend as a result of portfolio prioritization.
Research and development expenses also include in-process research and development (“IPR&D”) impairment charges and research and development-related restructuring charges. During the first quarter of 2013, the Company recorded $30 million of IPR&D impairment charges primarily related to pipeline programs that had previously been deprioritized and were subsequently deemed to have no alternative use during the period. The Company may recognize additional non-cash impairment charges in the future for the cancellation or delay of other pipeline programs that were measured at fair value and capitalized in connection with mergers and acquisitions and such charges could be material. Research and development expenses also reflect accelerated depreciation and asset abandonment costs associated with restructuring activities of $51 million and $15 million in the first quarter of 2014 and 2013, respectively.
Restructuring Costs
Restructuring costs, primarily representing separation and other related costs associated with restructuring activities, were $125 million and $119 million for the first quarter of 2014 and 2013, respectively. Costs in the first quarter of 2014 include

$6 million of costs related to the 2013 Restructuring Program. The remaining costs in 2014 and nearly all of the costs in 2013 related to the Merger Restructuring Program. Separation costs were incurred associated with actual headcount reductions, as well as estimated expenses under existing severance programs for headcount reductions that were probable and could be reasonably estimated. Merck eliminated approximately 1,580 positions in the first quarter of 2014 (1,220 related to the 2013 Restructuring Program and 360 related to the Merger Restructuring Program). Merck eliminated approximately 790 positions in the first quarter of 2013, most of which related to the Merger Restructuring Program. These position eliminations are comprised of actual headcount reductions, and the elimination of contractors and vacant positions. Also included in restructuring costs are curtailment, settlement and termination charges associated with pension and other postretirement benefit plans, share-based compensation and shutdown costs. For segment reporting, restructuring costs are unallocated expenses. Additional costs associated with the Company’s restructuring activities are included in Materials and production, Marketing and administrative and Research and development as discussed above.
Equity Income from Affiliates
Equity income from affiliates, which reflects the performance of the Company’s joint ventures and other equity method affiliates, was $124 million in the first quarter of 2014 compared with $133 million in the first quarter of 2013. The decline was driven primarily by lower equity income from AZLP. As noted below, in April 2014, AstraZeneca notified the Company it was exercising its option to purchase Merck’s interest in a subsidiary, and through it, Merck’s interest in Nexium and Prilosec. Effective July 1, 2014 (if the transaction closes on June 30, 2014 as expected), the Company will no longer record equity income from AZLP. (See “Selected Joint Venture and Affiliate Information” below.)
Other (Income) Expense, Net
Other (income) expense, net was $39 million of income in the first quarter of 2014 compared with $282 million of expense in the first quarter of 2013 driven by a $182 million gain in the first quarter of 2014 on the sale of the Company’s Sirna Therapeutics, Inc. (“Sirna”) subsidiary (see Note 3 to the interim consolidated financial statements) and lower exchange losses. Exchange losses in the first quarter of 2013 include losses from a Venezuelan currency devaluation. In February 2013, the Venezuelan government devalued its currency (Bolívar Fuertes) from 4.30 VEF per U.S. dollar to 6.30 VEF per U.S. dollar. The Company recognized losses due to exchange of approximately $140 million in the first quarter of 2013 resulting from the remeasurement of the local monetary assets and liabilities at the new rate. Since January 2010, Venezuela has been designated hyperinflationary and, as a result, local foreign operations are remeasured in U.S. dollars with the impact recorded in results of operations.
In March 2013, the Venezuelan government announced the creation of a new foreign exchange mechanism called the “Complimentary System of Foreign Currency Acquirement” (known as SICAD1) that operates similar to an auction system and allows entities in specific sectors to bid for U.S. dollars to be used for payments related to international investments and certain intangibles. In March 2014, the Venezuelan government launched another foreign exchange mechanism (known as SICAD2) and indicated that all industry sectors will be able to access SICAD2 and its use will not be restricted as to purpose. Both the SICAD1 and SICAD2 average rates are published by the Central Bank of Venezuela and at March 31, 2014, the average exchange rates inferred were 10.7 VEF per U.S. dollar and 50.85 VEF per U.S. dollar, respectively. Neither SICAD1 nor SICAD2 eliminated or changed the official rate of 6.30 VEF per U.S. dollar. At March 31, 2014, the Company had approximately $500 million (U.S. dollar equivalent at the 6.30 official rate) of net monetary assets in its Venezuelan entities, of which the large majority was cash. In 2014, through April 30, the Company has received approximately $60 million from Venezuela for transactions that were settled at the official rate of 6.30 VEF per U.S. dollar. As of April 30, 2014, approximately $300 million was pending approval for future settlement at the official rate. The Company has not used, and does not anticipate using, either SICAD mechanism to settle any transactions. Accordingly, the Company concluded it was appropriate to continue to use the official rate of 6.30 VEF per U.S. dollar for remeasurement purposes. If circumstances change such that the Company concludes it would be appropriate to use a SICAD rate, or if a devaluation of the official rate occurs, it could result in a significant charge to the Company’s future results of operations.
Segment Profits

	Three Months Ended March 31,
($ in millions)	2014	2013
Pharmaceutical segment profits	$5,197	$5,345
Other non-reportable segment profits	700	899
Other	(3,806)	(4,694)
Income before income taxes	$2,091	$1,550
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
Pharmaceutical segment profits declined 3% in the first quarter of 2014 as compared with the same period in 2013, driven primarily by the unfavorable effects of product mix and loss of market exclusivity for certain products, partially offset by cost savings from productivity measures.
Taxes on Income
The effective income tax rates of 17.2% and (4.3)% for the first quarter of 2014 and 2013, respectively, reflect the impacts of acquisition-related costs and restructuring costs, partially offset by the beneficial impact of foreign earnings. In addition, the effective income tax rate for the first quarter of 2014 includes a benefit of approximately $300 million associated with a capital loss generated in the quarter related to the sale of Sirna. The effective income tax rate for the first quarter of 2013 also reflects the impact of various discrete items, including the favorable impact of tax legislation enacted in the first quarter of 2013 that extended the R&D tax credit for both 2012 and 2013, a reduction in tax reserves upon expiration of applicable statute of limitations, as well as an out-of-period net tax benefit of approximately $160 million associated with the resolution of a previously disclosed federal income tax issue (see Note 13 to the interim consolidated financial statements).
Net Income and Earnings per Common Share
Net income attributable to Merck & Co., Inc. was $1.7 billion for the first quarter of 2014 compared with $1.6 billion for the first quarter of 2013. Earnings per common share assuming dilution attributable to Merck & Co., Inc. common shareholders (“EPS”) for the first quarter of 2014 were $0.57 compared with $0.52 in the first quarter of 2013. The increases in net income and EPS in the first quarter of 2014 were due primarily to lower operating expenses, revenue recognized from the sale of the U.S. marketing rights to Saphris, as well as a gain on the divestiture of Sirna, partially offset by lower sales, higher restructuring costs and lower favorability from discrete tax items as compared with the prior year first quarter. EPS in the first quarter of 2014 benefited from lower average shares outstanding.
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

A reconciliation between GAAP financial measures and non-GAAP financial measures is as follows:

	Three Months Ended March 31,
($ in millions except per share amounts)	2014	2013
Pretax income as reported under GAAP	$2,091	$1,550
Increase (decrease) for excluded items:
Acquisition-related costs	1,137	1,237
Restructuring costs	326	194
	3,554	2,981
Taxes on income as reported under GAAP	360	(66)
Estimated tax benefit on excluded items	267	279
Tax benefit related to sale of Sirna Therapeutics, Inc. subsidiary	300	—
Net tax benefit from resolution of federal income tax issue	—	160
	927	373
Non-GAAP net income	2,627	2,608
Less: Net income attributable to noncontrolling interests	26	23
Non-GAAP net income attributable to Merck & Co., Inc.	$2,601	$2,585

EPS assuming dilution as reported under GAAP	$0.57	$0.52
EPS difference (1)	0.31	0.33
Non-GAAP EPS assuming dilution	$0.88	$0.85

(1)
Represents the difference between calculated GAAP EPS and calculated non-GAAP EPS, which may be different than the amount calculated by dividing the impact of the excluded items by the weighted-average shares for the applicable period.

Acquisition-Related Costs
Non-GAAP income and non-GAAP EPS exclude the impact of certain amounts recorded in connection with mergers and acquisitions. These amounts include the amortization of intangible assets, as well as intangible asset impairment charges. Also excluded are incremental, third-party integration costs associated with the Merger, such as costs related to legal entity and system integration, as well as other costs associated with mergers and acquisitions, such as severance costs which are not part of the Company’s formal restructuring programs. These costs are excluded because management believes that these costs are not representative of ongoing normal business activities.
Restructuring Costs
Non-GAAP income and non-GAAP EPS exclude costs related to restructuring actions (see Note 2 to the interim consolidated financial statements). These amounts primarily include employee separation costs and accelerated depreciation associated with facilities to be closed or divested. Accelerated depreciation costs represent the difference between the depreciation expense to be recognized over the revised useful life of the site, based upon the anticipated date the site will be closed or divested, and depreciation expense as determined utilizing the useful life prior to the restructuring actions. Restructuring costs also include asset abandonment, shut-down and other related costs, as well as employee-related costs such as curtailment, settlement and termination charges associated with pension and other postretirement benefit plans and share-based compensation costs. The Company has undertaken restructurings of different types during the covered periods and, therefore, these charges should not be considered non-recurring; however, management excludes these amounts from non-GAAP income and non-GAAP EPS because it believes it is helpful for understanding the performance of the continuing business.
Certain Other Items
Non-GAAP income and non-GAAP EPS exclude certain other items. These items represent substantive, unusual items that are evaluated on an individual basis. Such evaluation considers both the quantitative and the qualitative aspect of their unusual nature and generally represent items that, either as a result of their nature or magnitude, management would not anticipate that they would occur as part of the Company’s normal business on a regular basis. Excluded from non-GAAP income and non-GAAP EPS is a tax benefit from the sale of Sirna (see Note 3 to the interim consolidated financial statements) and a tax benefit from the resolution of a federal income tax issue (see Note 13 to the interim consolidated financial statements).

Research and Development Update
In April 2014, Merck announced that the FDA approved Grastek (Timothy Grass Pollen Allergen Extract) and Ragwitek (Short Ragweed Pollen Allergen Extract) tablets for sublingual use. Grastek is an allergen extract indicated as immunotherapy for the treatment of grass pollen-induced allergic rhinitis with or without conjunctivitis confirmed by positive skin test or in vitro testing for pollen-specific IgE antibodies for Timothy Grass or cross-reactive grass pollens. Grastek is approved for use in persons 5 through 65 years of age. Ragwitek is an allergen extract indicated as immunotherapy for the treatment of short ragweed pollen-induced allergic rhinitis with or without conjunctivitis confirmed by positive skin test or in vitro testing for pollen-specific IgE antibodies for short ragweed pollen. Ragwitek is approved for use in adults 18 through 65 years of age. Neither Grastek nor Ragwitek is indicated for the immediate relief of allergic symptoms. The prescribing information for Grastek and Ragwitek includes a boxed warning regarding severe allergic reactions. Both Grastek and Ragwitek, as well as an ongoing Phase 3 program for sublingual immunotherapy tablets to treat allergic rhinitis associated with house dust mites, are part of a North America partnership between Merck and ALK-Abello.
In May 2014, Merck announced that the FDA has accepted for review the Biologics License Application (“BLA”) for MK-3475, Merck’s investigational anti-PD-1 antibody, for the treatment of unresectable or metastatic melanoma in patients who have been previously treated with ipilimumab. The FDA granted Priority Review designation with a Prescription Drug User Fee Act (“PDUFA”) date of October 28, 2014 and the MK-3475 BLA will be reviewed under FDA’s Accelerated Approval program. The FDA previously granted MK-3475 Breakthrough Therapy designation for advanced melanoma, the most dangerous type of skin cancer. The designation of an investigational drug as a Breakthrough Therapy is intended to expedite the development and review of a candidate that is planned for use, alone or in combination, to treat a serious or life-threatening disease or condition when preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. If approved by the FDA, MK-3475 has the potential to be the first anti-PD-1 antibody in a new class of immune checkpoint modulators. Merck also announced it plans to file a Marketing Authorization Application for MK-3475 in Europe for advanced melanoma by the end of 2014.
The MK-3475 clinical development program also includes studies across a broad range of cancer types including: bladder, colorectal, gastric, head and neck, melanoma, non-small cell lung, renal, triple negative breast and hematological malignancies. In addition, the Company has announced four collaborations with other pharmaceutical companies to evaluate novel combination regimens with MK-3475.
In April 2014, the FDA accepted the Company’s resubmission of its NDA for MK-4305, suvorexant, an investigational insomnia medicine in a new class of medicines called orexin receptor antagonists for use in patients with difficulty falling or staying asleep. In July 2013, the Company announced that it had received a CRL from the FDA regarding the NDA for suvorexant. In the CRL, the FDA advised Merck that: (1) the efficacy of suvorexant has been established at doses of 10 mg to 40 mg in elderly and non-elderly adult patients; (2) 10 mg should be the starting dose for most patients and must be available before suvorexant can be approved; (3) 15 mg and 20 mg doses would be appropriate in patients in whom the 10 mg dose is well-tolerated but not effective; and (4), for patients taking concomitant moderate CYP3A4 inhibitors, a 5 mg dose would be necessary. In addition, the FDA determined that the safety data do not support the approval of suvorexant 30 mg and 40 mg. As previously disclosed, both FDA approval and a separate scheduling determination by the U.S. Drug Enforcement Administration are required before Merck can introduce suvorexant in the United States. The Company has submitted a new drug application for suvorexant to the health authorities in Japan and is continuing with plans to seek approval for suvorexant in other countries around the world.
In May 2014, the Company confirmed plans to submit, in the second half of 2014, an NDA for MK-0822, odanacatib, an oral-once weekly investigational treatment for patients with osteoporosis. Abstracts for efficacy and safety data from the Company’s large fracture outcomes study have been submitted for presentation at a medical meeting later in 2014. In the Phase 3 fracture study, odanacatib substantially reduced the risk of osteoporotic fractures vs. placebo, including vertebral, non-vertebral and hip fractures, and the risk reduction was robust and sustained. Adverse experiences were generally balanced between the odanacatib and placebo groups. Among adjudicated adverse effects associated with odanacatib, morphea (areas of skin thickening with itching) was reported uncommonly (<0.2%), with improvement after discontinuation, and femoral shaft fractures of an atypical type were rare (<0.1%). Both were higher than placebo. There were no reported cases of osteonecrosis of the jaw. Numerical imbalances were also seen for adjudicated atrial fibrillation and strokes, though major cardiovascular events were balanced overall.
In April 2014, Merck announced that Phase 3 clinical trials for MK-5172/MK-8742 have been initiated. MK-5172/MK-8742 is an all-oral combination regimen consisting of MK-5172, an investigational HCV NS3/4A protease inhibitor, and MK-8742, an investigational hepatitis C virus (“HCV”) NS5A replication complex inhibitor, that was granted a Breakthrough Therapy designation in October 2013 by the FDA for treatment of chronic HCV infection. MK-5172/MK-8742 is being investigated in a broad clinical program that includes studies in patients with multiple HCV genotypes who are treatment-naïve, treatment failures as well as other important HCV subpopulations such as patients with cirrhosis and those co-infected with HIV.

In May 2014, Merck announced that the DSMB of the PROCEED trial has completed a pre-specified, interim futility analysis and the DSMB recommended that the trial be stopped because vintafolide did not demonstrate efficacy on the pre-specified outcome of progression-free survival in patients with platinum-resistant ovarian cancer. The DSMB did not identify any safety concerns for the patients enrolled in the trial. Based on the DSMB recommendation and while further review of the data is conducted, Merck and Endocyte, Inc. (the Company’s collaboration partner) have taken steps to notify investigators that screening and randomization of participants in the trial will be suspended.
The chart below reflects the Company’s research pipeline as of April 30, 2014. Candidates shown in Phase 3 include specific products and the date such candidate entered into Phase 3 development. Candidates shown in Phase 2 include the most advanced compound with a specific mechanism or, if listed compounds have the same mechanism, they are each currently intended for commercialization in a given therapeutic area. Small molecules and biologics are given MK-number designations and vaccine candidates are given V-number designations. Except as otherwise noted, candidates in Phase 1, additional indications in the same therapeutic area and additional claims, line extensions or formulations for in-line products are not shown.

Phase 2	Phase 3 (Phase 3 entry date)	Under Review
Alzheimer’s Disease
MK-7622
Asthma
MK-1029
Bacterial Infection
MK-7655
Cancer
MK-0646 (dalotuzumab)
MK-2206
CMV Prophylaxis in Transplant Patients
MK-8228 (letermovir)
Contraception, Medicated IUS
MK-8342
Contraception, Next Generation Ring
MK-8175A
MK-8342B
HIV
MK-1439 (doravirine)
Non-Small Cell Lung Cancer
MK-3475(1,2)
Pneumoconjugate Vaccine
V114

Allergy
MK-8237, House Dust Mite (March 2014)(3)
Atherosclerosis
MK-0859 (anacetrapib) (May 2008)
Alzheimer’s Disease
MK-8931 (December 2013)
Clostridium difficile Infection
MK-3415A (actoxumab/bezlotoxumab)
   (November 2011)
Diabetes Mellitus
MK-3102 (omarigliptin) (September 2012)
MK-8835 (ertugliflozin) (November 2013)
MK-1293 (February 2014)
Hepatitis C
MK-5172 (March 2014)
MK-8742 (March 2014)
Herpes Zoster
V212 (inactivated VZV vaccine) (December 2010)
Osteoporosis
MK-0822 (odanacatib) (September 2007)
Pediatric Hexavalent Combination Vaccine
V419 (April 2011)
Platinum-Resistant Ovarian Cancer
MK-8109 (vintafolide) (U.S.) (April 2011)(4)
Psoriasis
MK-3222 (tildrakizumab) (December 2012)

Fertility
MK-8962 (corifollitropin alfa injection) (U.S.)
Hepatitis C
MK-7009 (vaniprevir) (Japan)
HPV-Related Cancers
V503 (HPV vaccine (9 valent)) (U.S.)
Insomnia
MK-4305 (suvorexant) (U.S.)(5)
Melanoma
MK-3475 (U.S.)(1)
Neuromuscular Blockade Reversal
MK-8616 (sugammadex sodium injection)
   (U.S.)(6)
Platinum-Resistant Ovarian Cancer
MK-8109 (vintafolide) (EU)
Thrombosis
MK-5348 (vorapaxar) (U.S./EU)

Footnotes:
(1) A new nonproprietary name for MK-3475 is under review.
(2)  Phase 2/3 adaptive design.
(3)  North American rights only.
(4)  In May 2014, Merck announced that the DSMB of the PROCEED trial has recommended that the trial be stopped because vintafolide (MK-8109) did not demonstrate efficacy on the pre-specified outcome of progression-free survival in patients with platinum-resistant ovarian cancer.
(5)  In June 2013, Merck received a CRL from the FDA for suvorexant (MK-4305). In April 2014, the FDA accepted the Company’s resubmitted NDA.
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

In April 2014, AstraZeneca notified the Company it was exercising its option to purchase Merck’s interest in KBI which will be based in part on the value of Merck’s interest in Nexium and Prilosec. AstraZeneca will make a payment to Merck upon closing (which is expected to occur on June 30, 2014) of $327 million, reflecting an estimate of the fair value of Merck’s interest in Nexium and Prilosec. This portion of the exercise price is subject to a true-up in 2018 based on actual sales from closing in 2014 to June 2018. The exercise price will also include an additional amount equal to a multiple of ten times Merck’s average 1% annual profit allocation in the partnership for the three years prior to exercise. As a result of AstraZeneca exercising its option, as of July 1, 2014 (if the closing occurs on June 30, 2014 as expected), the Company will no longer record equity income from AZLP and supply sales to AZLP will terminate. In addition, the Company will recognize a pretax gain of approximately $700 million which will be primarily non-cash.
Sanofi Pasteur MSD
In 1994, Merck and Pasteur Mérieux Connaught (now Sanofi Pasteur S.A.) established an equally-owned joint venture to market vaccines in Europe and to collaborate in the development of combination vaccines for distribution in Europe. Total vaccine sales reported by SPMSD were $217 million and $230 million in the first quarter of 2014 and 2013, respectively. SPMSD sales of Gardasil were $64 million and $73 million for the first quarter of 2014 and 2013, respectively.
The Company records the results from its interest in AZLP and SPMSD in Equity income from affiliates.
Liquidity and Capital Resources

($ in millions)	March 31, 2014	December 31, 2013
Cash and investments	$31,969	$27,256
Working capital	18,770	17,817
Total debt to total liabilities and equity	26.0%	23.7%
During the first three months of 2014, cash provided by operating activities was $2.4 billion compared with $2.3 billion in the first three months of 2013. Cash provided by operating activities in the first three months of 2014 includes $232 million received in connection with the sale of the U.S. marketing rights to Saphris. Cash provided by operating activities continues to be the Company’s primary source of funds to finance operating needs, capital expenditures, treasury stock purchases and dividends paid to shareholders. Global economic conditions and ongoing sovereign debt issues, among other factors, have adversely affected foreign receivables in certain European countries (see Note 4 to the interim consolidated financial statements). Additionally, the Company continues to expand in the emerging markets where payment terms tend to be longer. While the Company continues to receive payment on these receivables, these conditions have resulted in an increase in the average length of time it takes to collect accounts receivable outstanding thereby adversely affecting cash provided by operating activities.
Cash used in investing activities was $3.8 billion in the first three months of 2014 compared with $1.2 billion in the first three months of 2013 primarily reflecting higher purchases of securities and other investments and lower proceeds from the sales of securities and other investments, partially offset by cash received from the dispositions of businesses related to the transaction with Aspen (see Note 2 to the interim consolidated financial statements). Cash provided by financing activities was $1.6 billion in the first three months of 2014 compared with cash used in financing activities of $1.4 billion in the first three months of 2013 driven primarily by an increase in short-term borrowings, higher proceeds from the exercise of stock options and lower payments on debt, partially offset by higher purchases of treasury stock.
At March 31, 2014, the total of worldwide cash and investments was $32.0 billion, including $20.5 billion of cash, cash equivalents and short-term investments and $11.5 billion of long-term investments. Generally 80%-90% of these cash and investments are held by foreign subsidiaries and would be subject to significant tax payments if such cash and investments were repatriated in the form of dividends. The Company records U.S. deferred tax liabilities for certain unremitted earnings, but when amounts earned overseas are expected to be indefinitely reinvested outside of the United States, no accrual for U.S. taxes is provided. The amount of cash and investments held by U.S. and foreign subsidiaries fluctuates due to a variety of factors including the timing and receipt of payments in the normal course of business. Cash provided by operating activities in the United States continues to be the Company’s primary source of funds to finance domestic operating needs, capital expenditures, a portion of treasury stock purchases and dividends paid to shareholders.
Capital expenditures totaled $205 million and $351 million for the first three months of 2014 and 2013, respectively.
Dividends paid to stockholders were $1.3 billion for both the first three months of 2014 and 2013. In February 2014, the Board of Directors declared a quarterly dividend of $0.44 per share on the Company’s common stock that was paid in April 2014.

On May 1, 2013, the Company announced that its board of directors authorized additional purchases of up to $15 billion of Merck’s common stock for its treasury. Purchases may be made in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions. During the first three months of 2014, the Company purchased $1.2 billion (21 million shares) for its treasury. As of March 31, 2014, the Company had approximately $9.2 billion remaining under the May share repurchase program.
The Company has a $4.0 billion, five-year credit facility that matures in May 2017. The facility provides backup liquidity for the Company’s commercial paper borrowing facility and is to be used for general corporate purposes. The Company has not drawn funding from this facility.
Critical Accounting Policies
The Company’s significant accounting policies, which include management’s best estimates and judgments, are included in Note 2 to the consolidated financial statements for the year ended December 31, 2013 included in Merck’s Form 10-K filed on February 27, 2014. Certain of these accounting policies are considered critical as disclosed in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Merck’s Form 10-K because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates. There have been no significant changes in the Company’s critical accounting policies since December 31, 2013.
Item 4. Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures over financial reporting for the period covered by this Form 10–Q. Based on this assessment, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2014, the Company’s disclosure controls and procedures are effective.

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
The Company does not assume the obligation to update any forward-looking statement. One should carefully evaluate such statements in light of factors, including risk factors, described in the Company’s filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q and 8-K. In Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10‑K for the year ended December 31, 2013, as filed on February 27, 2014, the Company discusses in more detail various important risk factors that could cause actual results to differ from expected or historic results. The Company notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties.
PART II - Other Information
Item 1. Legal Proceedings
The information called for by this Item is incorporated herein by reference to Note 8 included in Part I, Item 1, Financial Statements (unaudited) — Notes to Consolidated Financial Statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities for the three months ended March 31, 2014 were as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

			($ in millions)
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
January 1 - January 31	479,251	$49.74	$10,354
February 1 - February 28	9,569,477	$55.28	$9,825
March 1 - March 31	10,925,159	$56.16	$9,212
Total	20,973,887	$55.61	$9,212

(1)	All shares purchased during the period were made as part of a plan approved by the Board of Directors in May 2013 to purchase up to $15 billion in Merck shares.

Item 6. Exhibits

Number		Description

3.1	—	Restated Certificate of Incorporation of Merck & Co., Inc. (November 3, 2009) – Incorporated by reference to Current Report on Form 8-K filed on November 4, 2009 (No. 1-6571)

3.2	—	By-Laws of Merck & Co., Inc. (effective February 25, 2014) – Incorporated by reference to Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2013 (No. 1-6571)

10.1	—	Terms for 2014 Non-Qualified Stock Option (NQSO) Grants Under the Merck & Co. Inc. 2010 Incentive Stock Plan

10.2	—	2014 Performance Share Unit Award Terms Under the Merck & Co., Inc. 2010 Stock Incentive Plan

10.3	—	Terms for 2014 Restricted Stock Unit Grants Under the Merck & Co. Inc. 2010 Incentive Stock Plan

10.4	—	Stock and Asset Purchase Agreement by and between Bayer AG and Merck & Co., Inc. dated as of May 5, 2014

31.1	—	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer

31.2	—	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer

32.1	—	Section 1350 Certification of Chief Executive Officer

32.2	—	Section 1350 Certification of Chief Financial Officer

101	—
The following materials from Merck & Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Interim Consolidated Statement of Income, (ii) the Interim Consolidated Statement of Comprehensive Income, (iii) the Interim Consolidated Balance Sheet, (iv) the Consolidated Statement of Cash Flows, and (v) Notes to Interim Consolidated Financial Statements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCK & CO., INC.

Date: May 8, 2014	/s/ Bruce N. Kuhlik
BRUCE N. KUHLIK
Executive Vice President and General Counsel

Date: May 8, 2014	/s/ Rita A. Karachun
RITA A. KARACHUN
Senior Vice President Finance - Global Controller

EXHIBIT INDEX

Number		Description

3.1	—	Restated Certificate of Incorporation of Merck & Co., Inc. (November 3, 2009) – Incorporated by reference to Current Report on Form 8-K filed on November 4, 2009 (No. 1-6571)

3.2	—	By-Laws of Merck & Co., Inc. (effective February 25, 2014) – Incorporated by reference to Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2013 (No. 1-6571)

10.1	—	Terms for 2014 Non-Qualified Stock Option (NQSO) Grants Under the Merck & Co. Inc. 2010 Incentive Stock Plan

10.2	—	2014 Performance Share Unit Award Terms Under the Merck & Co., Inc. 2010 Stock Incentive Plan

10.3	—	Terms for 2014 Restricted Stock Unit Grants Under the Merck & Co. Inc. 2010 Incentive Stock Plan

10.4	—	Stock and Asset Purchase Agreement by and between Bayer AG and Merck & Co., Inc. dated as of May 5, 2014

31.1	—	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer

31.2	—	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer

32.1	—	Section 1350 Certification of Chief Executive Officer

32.2	—	Section 1350 Certification of Chief Financial Officer

101	—
The following materials from Merck & Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Interim Consolidated Statement of Income, (ii) the Interim Consolidated Statement of Comprehensive Income, (iii) the Interim Consolidated Balance Sheet, (iv) the Interim Consolidated Statement of Cash Flows, and (v)  Notes to Interim Consolidated Financial Statements.