Form 10-Q
period 2014-06-30
Merck & Co. Inc.
filed 2014-08-07
CIK 310158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______
Commission File No. 1-6571
Merck & Co., Inc.
One Merck Drive
Whitehouse Station, N.J. 08889-0100
(908) 423-1000

Incorporated in New Jersey	I.R.S. Employer
Identification No. 22-1918501
The number of shares of common stock outstanding as of the close of business on July 31, 2014: 2,884,632,033
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Part I - Financial Information
Item 1. Financial Statements
MERCK & CO., INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF INCOME
(Unaudited, $ in millions except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Sales	$10,934	$11,010	$21,198	$21,681
Costs, Expenses and Other
Materials and production	4,893	4,284	8,796	8,243
Marketing and administrative	2,973	3,140	5,707	6,126
Research and development	1,664	2,101	3,238	4,008
Restructuring costs	163	155	288	274
Equity income from affiliates	(92)	(116)	(217)	(249)
Other (income) expense, net	(558)	201	(596)	484
	9,043	9,765	17,216	18,886
Income Before Taxes	1,891	1,245	3,982	2,795
Taxes on Income	(142)	310	218	244
Net Income	2,033	935	3,764	2,551
Less: Net Income Attributable to Noncontrolling Interests	29	29	55	52
Net Income Attributable to Merck & Co., Inc.	$2,004	$906	$3,709	$2,499
Basic Earnings per Common Share Attributable to Merck & Co., Inc. Common Shareholders	$0.69	$0.30	$1.27	$0.83
Earnings per Common Share Assuming Dilution Attributable to Merck & Co., Inc. Common Shareholders	$0.68	$0.30	$1.25	$0.82
Dividends Declared per Common Share	$0.44	$0.43	$0.88	$0.86

MERCK & CO., INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited, $ in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Income Attributable to Merck & Co., Inc.	$2,004	$906	$3,709	$2,499
Other Comprehensive Income (Loss) Net of Taxes:
Net unrealized (loss) gain on derivatives, net of reclassifications	(39)	35	(105)	271
Net unrealized gain (loss) on investments, net of reclassifications	64	(81)	62	(80)
Benefit plan net (loss) gain and prior service (credit) cost, net of amortization	(331)	51	(332)	212
Cumulative translation adjustment	41	(136)	128	(481)
	(265)	(131)	(247)	(78)
Comprehensive Income Attributable to Merck & Co., Inc.	$1,739	$775	$3,462	$2,421
 The accompanying notes are an integral part of these consolidated financial statements.

MERCK & CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited, $ in millions except per share amounts)

	June 30, 2014	December 31, 2013
Assets
Current Assets
Cash and cash equivalents	$9,743	$15,621
Short-term investments	3,652	1,865
Accounts receivable (net of allowance for doubtful accounts of $167 in 2014 and $146 in 2013) (excludes accounts receivable of $275 in 2014 and 2013 classified in Other assets - see Note 4)	7,022	7,184
Inventories (excludes inventories of $1,623 in 2014 and $1,704 in 2013 classified in Other assets - see Note 5)	6,136	6,226
Deferred income taxes and other current assets	3,659	4,763
Assets held for sale	3,375	26
Total current assets	33,587	35,685
Investments	12,618	9,770
Property, Plant and Equipment, at cost, net of accumulated depreciation of $18,866 in 2014 and $18,121 in 2013	13,893	14,973
Goodwill	11,789	12,301
Other Intangibles, Net	18,830	23,801
Other Assets	7,143	9,115
	$97,860	$105,645
Liabilities and Equity
Current Liabilities
Loans payable and current portion of long-term debt	$4,477	$4,521
Trade accounts payable	2,326	2,274
Accrued and other current liabilities	8,829	9,501
Income taxes payable	192	251
Dividends payable	1,303	1,321
Liabilities held for sale	801	—
Total current liabilities	17,928	17,868
Long-Term Debt	18,590	20,539
Deferred Income Taxes	4,651	6,776
Other Noncurrent Liabilities	8,175	8,136
Merck & Co., Inc. Stockholders’ Equity
Common stock, $0.50 par value Authorized - 6,500,000,000 shares Issued - 3,577,103,522 shares in 2014 and 2013	1,788	1,788
Other paid-in capital	40,199	40,508
Retained earnings	40,366	39,257
Accumulated other comprehensive loss	(2,444)	(2,197)
	79,909	79,356
Less treasury stock, at cost: 677,393,158 shares in 2014 and 649,576,808 shares in 2013	31,551	29,591
Total Merck & Co., Inc. stockholders’ equity	48,358	49,765
Noncontrolling Interests	158	2,561
Total equity	48,516	52,326
	$97,860	$105,645
The accompanying notes are an integral part of this consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, $ in millions)

	Six Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities
Net income	$3,764	$2,551
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,507	3,329
Intangible asset impairment charges	660	594
Gain on AstraZeneca option exercise	(741)	—
Equity income from affiliates	(217)	(249)
Dividends and distributions from equity affiliates	125	68
Deferred income taxes	(1,246)	(319)
Share-based compensation	134	142
Other	(192)	372
Net changes in assets and liabilities	(1,118)	(1,809)
Net Cash Provided by Operating Activities	4,676	4,679
Cash Flows from Investing Activities
Capital expenditures	(507)	(764)
Purchases of securities and other investments	(12,380)	(8,818)
Proceeds from sales of securities and other investments	8,102	7,195
Dispositions of businesses, net of cash divested	558	—
Proceeds from AstraZeneca option exercise	419	—
Other	(48)	99
Net Cash Used in Investing Activities	(3,856)	(2,288)
Cash Flows from Financing Activities
Net change in short-term borrowings	(1,886)	1,702
Proceeds from issuance of debt	1	6,467
Payments on debt	(5)	(515)
Purchases of treasury stock	(3,413)	(6,105)
Dividends paid to stockholders	(2,629)	(2,638)
Proceeds from exercise of stock options	1,134	641
Other	49	(3)
Net Cash Used in Financing Activities	(6,749)	(451)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	51	(301)
Net (Decrease) Increase in Cash and Cash Equivalents	(5,878)	1,639
Cash and Cash Equivalents at Beginning of Year	15,621	13,451
Cash and Cash Equivalents at End of Period	$9,743	$15,090
The accompanying notes are an integral part of this consolidated financial statement.

Notes to Interim Consolidated Financial Statements (unaudited)

1.	Basis of Presentation
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
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board issued amended accounting guidance on revenue recognition that will be applied to all contracts with customers. The objective of the new guidance is to improve comparability of revenue recognition practices across entities and to provide more useful information to users of financial statements through improved disclosure requirements. This guidance is effective for annual and interim periods beginning in 2017. Early adoption is not permitted. The Company is currently assessing the impact of adoption on its consolidated financial statements.

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
The Company recorded total pretax costs of $229 million and $389 million in the second quarter and first six months of 2014, respectively, related to this restructuring program. Since inception of the 2013 Restructuring Program through June 30, 2014, Merck has recorded total pretax accumulated costs of approximately $1.6 billion and eliminated approximately 4,135 positions comprised of employee separations, as well as the elimination of contractors and vacant positions. The actions under the 2013 Restructuring Program are expected to be substantially completed by the end of 2015 with the cumulative pretax costs estimated to be approximately $2.5 billion to $3.0 billion. The Company estimates that approximately two-thirds of the cumulative pretax costs will result in cash outlays, primarily related to employee separation expense. Approximately one-third of the cumulative pretax costs are non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested.
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
The Company recorded total pretax costs of $192 million and $265 million in the second quarter of 2014 and 2013, respectively, and $358 million and $418 million in the first six months of 2014 and 2013, respectively, related to this restructuring program. Since inception of the Merger Restructuring Program through June 30, 2014, Merck has recorded total pretax accumulated costs of approximately $7.5 billion and eliminated approximately 27,670 positions comprised of employee separations, as well as the elimination of contractors and vacant positions. Approximately 4,890 position eliminations remain pending under this program as of June 30, 2014, which include the remaining actions under the 2008 Restructuring Program that are being reported as part of the Merger Restructuring Program as discussed below. The non-manufacturing related restructuring actions under the Merger Restructuring Program were substantially completed by the end of 2013. The remaining actions under this program relate to ongoing

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

manufacturing facility rationalizations, which are expected to be substantially completed by 2016. The Company expects the estimated total cumulative pretax costs for this program to be approximately $7.9 billion to $8.2 billion. The Company estimates that approximately two-thirds of the cumulative pretax costs relate to cash outlays, primarily related to employee separation expense. Approximately one-third of the cumulative pretax costs are non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested.
2008 Restructuring Program
In 2008, Merck announced a global restructuring program (the “2008 Restructuring Program”) to reduce its cost structure, increase efficiency, and enhance competitiveness. Pretax costs of $13 million and $54 million were recorded in the second quarter and first six months of 2013, respectively, related to the 2008 Restructuring Program. Any remaining activities under the 2008 Restructuring Program are being accounted for as part of the Merger Restructuring Program effective July 1, 2013.
For segment reporting, restructuring charges are unallocated expenses.
The following tables summarize the charges related to restructuring program activities by type of cost:

	Three Months Ended June 30, 2014				Six Months Ended June 30, 2014
($ in millions)	Separation Costs	Accelerated Depreciation	Other	Total	Separation Costs	Accelerated Depreciation	Other	Total
2013 Restructuring Program
Materials and production	$—	$103	$11	$114	$—	$184	$17	$201
Marketing and administrative	—	28	—	28	—	47	—	47
Research and development	—	44	1	45	—	85	8	93
Restructuring costs	52	—	(10)	42	77	—	(29)	48
	52	175	2	229	77	316	(4)	389
Merger Restructuring Program
Materials and production	—	84	(27)	57	—	152	(63)	89
Marketing and administrative	—	13	3	16	—	25	3	28
Research and development	—	(2)	—	(2)	—	—	1	1
Restructuring costs	70	—	51	121	99	—	141	240
	70	95	27	192	99	177	82	358
	$122	$270	$29	$421	$176	$493	$78	$747

	Three Months Ended June 30, 2013				Six Months Ended June 30, 2013
($ in millions)	Separation Costs	Accelerated Depreciation	Other	Total	Separation Costs	Accelerated Depreciation	Other	Total
Merger Restructuring Program
Materials and production	$—	$30	$62	$92	$—	$61	$71	$132
Marketing and administrative	—	9	5	14	—	24	5	29
Research and development	—	14	—	14	—	29	—	29
Restructuring costs	129	—	16	145	194	—	34	228
	129	53	83	265	194	114	110	418
2008 Restructuring Program
Materials and production	—	(2)	3	1	—	(2)	6	4
Marketing and administrative	—	2	—	2	—	4	—	4
Restructuring costs	2	—	8	10	34	—	12	46
	2	—	11	13	34	2	18	54
	$131	$53	$94	$278	$228	$116	$128	$472
Separation costs are associated with actual headcount reductions, as well as those headcount reductions which were probable and could be reasonably estimated. In the second quarter and first six months of 2014, approximately 1,375 positions and 2,595 positions, respectively, were eliminated under the 2013 Restructuring Program. In the second quarter of 2014 and 2013, approximately 430 positions and 670 positions, respectively, and in the first six months of 2014 and 2013, approximately 790 positions and 1,405 positions, respectively, were eliminated under the Merger Restructuring Program. In addition, approximately 10 positions and 55 positions were eliminated in the second quarter and first six months of 2013, respectively, under the 2008 Restructuring Program. These position eliminations were comprised of actual headcount reductions and the elimination of contractors and vacant positions.
Accelerated depreciation costs primarily relate to manufacturing, research and administrative facilities and equipment to be sold or closed as part of the programs. Accelerated depreciation costs represent the difference between the depreciation expense to be recognized over the revised useful life of the site, based upon the anticipated date the site will be closed or divested,

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

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
Adjustments to previously recorded amounts were not material in any period.
The following table summarizes the charges and spending relating to restructuring activities by program for the six months ended June 30, 2014:

($ in millions)	Separation Costs	Accelerated Depreciation	Other	Total
2013 Restructuring Program
Restructuring reserves January 1, 2014	$745	$—	$23	$768
Expense	77	316	(4)	389
(Payments) receipts, net	(375)	—	(33)	(408)
Non-cash activity	—	(316)	30	(286)
Restructuring reserves June 30, 2014 (1)	$447	$—	$16	$463
Merger Restructuring Program
Restructuring reserves January 1, 2014	$725	$—	$12	$737
Expense	99	177	82	358
(Payments) receipts, net	(163)	—	(92)	(255)
Non-cash activity	—	(177)	7	(170)
Restructuring reserves June 30, 2014 (1)	$661	$—	$9	$670

(1)
The cash outlays associated with the 2013 Restructuring Program are expected to be substantially completed by the end of 2015. The non-manufacturing cash outlays associated with the Merger Restructuring Program were substantially completed by the end of 2013; the remaining cash outlays are expected to be substantially completed by 2016.

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
In August 2014, Merck completed the acquisition of Idenix Pharmaceuticals, Inc. (“Idenix”) for $24.50 per share in cash for a total of approximately $3.85 billion. Idenix is a biopharmaceutical company engaged in the discovery and development of medicines for the treatment of human viral diseases, whose primary focus is on the development of next-generation oral antiviral therapeutics to treat hepatitis C virus (“HCV”) infection. Idenix currently has three HCV drug candidates in clinical development: two nucleotide prodrugs (IDX21437 and IDX21459) and a NS5A inhibitor (samatasvir). These novel candidates are being evaluated for their potential inclusion in the development of all oral, pan-genotypic fixed-dose combination regimens.
In May 2014, Merck entered into an agreement to sell certain ophthalmic products to Santen Pharmaceutical Co., Ltd. (“Santen”) in Japan and markets in Europe and Asia Pacific. The ophthalmic products included in the agreement are Cosopt (dorzolamide hydrochloride-timolol maleate ophthalmic solution), Cosopt PF (dorzolamide hydrochloride-timolol maleate ophthalmic solution) 2%/0.5%, Trusopt (dorzolamide hydrochloride ophthalmic solution) sterile ophthalmic solution 2%, Trusopt PF (dorzolamide hydrochloride ophthalmic solution) preservative-free, Timoptic (timolol maleate ophthalmic solution), Timoptic PF (timolol maleate preservative free ophthalmic solution in unit dose dispenser), Timoptic XE (timolol maleate ophthalmic gel forming solution), Saflutan (tafluprost) and Taptiqom (tafluprost-timolol maleate ophthalmic solution, in development). The agreement provides that Santen make upfront payments of approximately $600 million and additional payments based on defined sales milestones. Santen will also purchase supply of ophthalmology products covered by the agreement for a two- to five-year

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

period. Upon closing of the transaction in most markets on July 1, 2014, Santen made $548 million of the upfront payments to the Company. The remaining markets continue to be subject to certain closing conditions and are expected to close by the end of 2014.
In March 2014, Merck divested its Sirna Therapeutics, Inc. (“Sirna”) subsidiary to Alnylam Pharmaceuticals, Inc. (“Alnylam”) for consideration of $25 million and 2,520,044 shares of Alnylam common stock. Merck is eligible to receive future payments associated with the achievement of certain regulatory and commercial milestones, as well as royalties on future sales. Under the terms of the agreement, Merck received 85% of the Alnylam shares in the first quarter of 2014 (valued at $172 million at the time of closing) and the remaining 15% of the shares in the second quarter of 2014 (valued at $22 million at the time the shares were received). Merck recorded gains of $22 million and $204 million in the second quarter and first six months of 2014, respectively, related to this transaction that are included in Other (income) expense, net. The excess of Merck’s tax basis in its investment in Sirna over the value received resulted in an approximate $300 million tax benefit recorded in the first six months of 2014. In the second quarter of 2014, the Company recorded a $36 million impairment charge within Other (income) expense, net on the Alnylam shares received in the first quarter of 2014 as the Company determined these shares were other than temporarily impaired.
In January 2014, Merck sold the U.S. marketing rights to Saphris (asenapine), an antipsychotic indicated for the treatment of schizophrenia and bipolar I disorder in adults to Forest Laboratories, Inc. (“Forest”). Under the terms of the agreement, Forest made upfront payments of $232 million, which were recorded in Sales in the first six months of 2014, and will make additional payments to Merck based on defined sales milestones. In addition, as part of this transaction, Merck has agreed to supply product to Forest until patent expiry.
In April 2013, Merck and Pfizer Inc. (“Pfizer”) announced that they had entered into a worldwide (except Japan) collaboration agreement for the development and commercialization of Pfizer’s ertugliflozin, an investigational oral sodium glucose cotransporter (“SGLT2”) inhibitor being evaluated for the treatment of type 2 diabetes. The Company has initiated Phase 3 clinical trials for ertugliflozin with Pfizer. Under the terms of the agreement, Merck and Pfizer will collaborate on the clinical development and commercialization of ertugliflozin and ertugliflozin-containing fixed-dose combinations with metformin and with Januvia (sitagliptin) tablets. Merck will continue to retain the rights to its existing portfolio of sitagliptin-containing products. Through the first six months of 2013, Merck recorded research and development expenses of $60 million for upfront and milestone payments made to Pfizer. Pfizer will be eligible for additional payments associated with the achievement of pre-specified future clinical, regulatory and commercial milestones. The companies will share potential revenues and certain costs 60% to Merck and 40% to Pfizer. Each party will have certain manufacturing and supply obligations. The Company and Pfizer each have the right to terminate the agreement due to a material, uncured breach by, or insolvency of, the other party, or in the event of a safety issue. Pfizer has the right to terminate the agreement upon 12 months notice at any time following the first anniversary of the first commercial sale of a collaboration product, but must assign all rights to ertugliflozin to Merck. Upon termination of the agreement, depending upon the circumstances, the parties have varying rights and obligations with respect to the continued development and commercialization of ertugliflozin and certain payment obligations.
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
Merck Consumer Care
In May 2014, the Company announced that it had entered into a definitive agreement to sell its Merck Consumer Care (“MCC”) business to Bayer AG (“Bayer”) for $14.2 billion. Under the terms of the agreement, Bayer will acquire Merck’s existing over-the-counter (“OTC”) business, including the global trademark and prescription rights for Claritin and Afrin. The Company expects the pretax gain from the sale of MCC to be between $11.0 billion and $11.3 billion. Merck expects to close the sale of MCC in the second half of 2014, subject to customary closing conditions, including regulatory approvals.

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

Information with respect to Consumer Care assets and liabilities held for sale is as follows:

($ millions)	June 30, 2014
Assets
Accounts receivable, net	$204
Inventories	232
Deferred income taxes and other current assets	246
Property, plant and equipment, net	212
Goodwill	137
Other intangibles, net	2,194
Other assets	67
$3,292
Liabilities
Trade accounts payable	$71
Accrued and other current liabilities	175
Deferred income taxes	543
Other noncurrent liabilities	12
$801
The Company also announced a worldwide clinical development collaboration with Bayer to market and develop its portfolio of soluble guanylate cyclase (“sGC”) modulators. This includes Bayer’s Adempas (riociguat), the first member of this novel class of compounds. Adempas is approved to treat pulmonary arterial hypertension (“PAH”) and is the first and only drug treatment approved for patients with chronic thromboembolic pulmonary hypertension (“CTEPH”). Adempas is currently marketed in the United States and Europe for both PAH and CTEPH and in Japan for CTEPH. The two companies will equally share costs and profits from the collaboration and implement a joint development and commercialization strategy. The collaboration also includes clinical development of Bayer’s vericiguat, which is currently in Phase 2 trials for worsening heart failure, as well as opt-in rights for other early-stage sGC compounds in development at Bayer. Merck will in turn make available its early-stage sGC compounds under similar terms. In return for these broad collaboration rights, Merck will make an upfront payment to Bayer of $1.0 billion with the potential for additional milestone payments upon the achievement of agreed-upon sales goals. For Adempas, Bayer will continue to lead commercialization in the Americas, while Merck will lead commercialization in the rest of the world. For vericiguat and other potential opt-in products, Bayer will lead in the rest of world and Merck will lead in the Americas. For all products and candidates included in the agreement, both companies will share in development costs and profits on sales and will have the right to co-promote in territories where they are not the lead. The formation of this collaboration is subject to the closing of the MCC sale to Bayer.
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

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

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

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

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
Foreign exchange risk is also managed through the use of foreign currency debt. The Company’s senior unsecured euro-denominated notes have been designated as, and are effective as, economic hedges of the net investment in a foreign operation. Accordingly, foreign currency transaction gains or losses due to spot rate fluctuations on the euro-denominated debt instruments are included in foreign currency translation adjustment within OCI. Included in the cumulative translation adjustment are pretax gains of $34 million and $40 million for the first six months of 2014 and 2013, respectively, from the euro-denominated notes.
Interest Rate Risk Management
The Company may use interest rate swap contracts on certain investing and borrowing transactions to manage its net exposure to interest rate changes and to reduce its overall cost of borrowing. The Company does not use leveraged swaps and, in general, does not leverage any of its investment activities that would put principal capital at risk.
At June 30, 2014, the Company was party to a total of 15 pay-floating, receive-fixed interest rate swap contracts designated as fair value hedges of fixed-rate notes in which the notional amounts match the amount of the hedged fixed-rate notes. There are four swaps maturing in 2016 with notional amounts of $250 million each that effectively convert the Company’s 0.70% fixed-rate notes due in 2016 to floating-rate instruments; four swaps maturing in 2018 with notional amounts of $250 million each that effectively convert the Company’s 1.30% fixed-rate notes due in 2018 to floating-rate instruments; four swaps maturing in 2017, one with a notional amount of $200 million, two with notional amounts of $250 million each, and one with a notional amount of $300 million, that effectively convert the Company’s 6.00% fixed-rate notes due in 2017 to floating-rate instruments; and three swaps maturing in 2019, two with notional amounts of $200 million each, and one with a notional amount of $150 million, that effectively convert a portion of the Company’s 5.00% notes due in 2019 to floating rate instruments. The interest rate swap contracts are designated hedges of the fair value changes in the notes attributable to changes in the benchmark London Interbank Offered Rate (“LIBOR”) swap rate. The fair value changes in the notes attributable to changes in the LIBOR are recorded in interest expense and offset by the fair value changes in the swap contracts. The cash flows from these contracts are reported as operating activities in the Consolidated Statement of Cash Flows.

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

Presented in the table below is the fair value of derivatives on a gross basis segregated between those derivatives that are designated as hedging instruments and those that are not designated as hedging instruments:

		June 30, 2014			December 31, 2013
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S. Dollar Notional
($ in millions)	Balance Sheet Caption	Asset	Liability		Asset	Liability
Derivatives Designated as Hedging Instruments
Interest rate swap contracts (non-current)	Other assets	$23	$—	$1,550	$13	$—	$1,550
Interest rate swap contracts (non-current)	Other noncurrent liabilities	—	14	2,000	—	25	2,000
Foreign exchange contracts (current)	Deferred income taxes and other current assets	361	—	6,072	493	—	4,427
Foreign exchange contracts (non-current)	Other assets	313	—	5,904	515	—	6,676
Foreign exchange contracts (current)	Accrued and other current liabilities	—	1	450	—	19	1,659
Foreign exchange contracts (non-current)	Other noncurrent liabilities	—	5	520	—	—	—
		$697	$20	$16,496	$1,021	$44	$16,312
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts (current)	Deferred income taxes and other current assets	$45	$—	$4,306	$69	$—	$5,705
Foreign exchange contracts (current)	Accrued and other current liabilities	—	67	6,253	—	140	7,892
		$45	$67	$10,559	$69	$140	$13,597
		$742	$87	$27,055	$1,090	$184	$29,909
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

	June 30, 2014		December 31, 2013
($ in millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the consolidated balance sheet	$742	$87	$1,090	$184
Gross amount subject to offset in master netting arrangements not offset in the consolidated balance sheet	(85)	(85)	(147)	(147)
Cash collateral (received) posted	(427)	—	(652)	—
Net amounts	$230	$2	$291	$37

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

The table below provides information on the location and pretax gain or loss amounts for derivatives that are: (i) designated in a fair value hedging relationship, (ii) designated in a foreign currency cash flow hedging relationship, (iii) designated in a foreign currency net investment hedging relationship and (iv) not designated in a hedging relationship:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013
Derivatives designated in a fair value hedging relationship
Interest rate swap contracts
Amount of (gain) loss recognized in Other (income) expense, net on derivatives	$(17)	$33	$(21)	$33
Amount of loss (gain) recognized in Other (income) expense, net on hedged item	16	(33)	20	(33)
Derivatives designated in foreign currency cash flow hedging relationships
Foreign exchange contracts
Amount of (gain) loss reclassified from AOCI to Sales	(4)	2	(2)	34
Amount of loss (gain) recognized in OCI on derivatives	55	(36)	157	(385)
Derivatives designated in foreign currency net investment hedging relationships
Foreign exchange contracts
Amount of gain recognized in Other (income) expense, net on derivatives (1)	(1)	(1)	(3)	(3)
Amount of loss (gain) recognized in OCI on derivatives	7	(65)	50	(244)
Derivatives not designated in a hedging relationship
Foreign exchange contracts
Amount of loss (gain) recognized in Other (income) expense, net on derivatives (2)	59	(32)	(23)	(8)
Amount of loss (gain) recognized in Sales	—	7	—	(3)
(1) There was no ineffectiveness on the hedge. Represents the amount excluded from hedge effectiveness testing.
(2) These derivative contracts mitigate changes in the value of remeasured foreign currency denominated monetary assets and liabilities attributable to changes in foreign currency exchange rates.
At June 30, 2014, the Company estimates $49 million of pretax net unrealized gains on derivatives maturing within the next 12 months that hedge foreign currency denominated sales over that same period will be reclassified from AOCI to Sales. The amount ultimately reclassified to Sales may differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity.

Investments in Debt and Equity Securities
Information on available-for-sale investments is as follows:

	June 30, 2014				December 31, 2013
	Fair Value	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized
($ in millions)			Gains	Losses			Gains	Losses
Corporate notes and bonds	$8,843	$8,790	$55	$(2)	$7,054	$7,037	$32	$(15)
Commercial paper	2,927	2,927	—	—	1,206	1,206	—	—
U.S. government and agency securities	1,747	1,745	3	(1)	1,236	1,239	1	(4)
Asset-backed securities	1,350	1,349	3	(2)	1,300	1,303	1	(4)
Mortgage-backed securities	514	514	2	(2)	476	479	2	(5)
Foreign government bonds	464	463	1	—	125	126	—	(1)
Equity securities	673	578	95	—	471	397	74	—
	$16,518	$16,366	$159	$(7)	$11,868	$11,787	$110	$(29)
Available-for-sale debt securities included in Short-term investments totaled $3.7 billion at June 30, 2014. Of the remaining debt securities, $11.3 billion mature within five years. At June 30, 2014 and December 31, 2013, there were no debt securities pledged as collateral.
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

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

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

	Fair Value Measurements Using				Fair Value Measurements Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
($ in millions)	June 30, 2014				December 31, 2013
Assets
Investments
Corporate notes and bonds	$—	$8,843	$—	$8,843	$—	$7,054	$—	$7,054
Commercial paper	—	2,927	—	2,927	—	1,206	—	1,206
U.S. government and agency securities	—	1,747	—	1,747	—	1,236	—	1,236
Asset-backed securities (1)	—	1,350	—	1,350	—	1,300	—	1,300
Mortgage-backed securities (1)	—	514	—	514	—	476	—	476
Foreign government bonds	—	464	—	464	—	125	—	125
Equity securities	425	—	—	425	238	—	—	238
	425	15,845	—	16,270	238	11,397	—	11,635
Other assets
Securities held for employee compensation	193	55	—	248	186	47	—	233
Derivative assets (2)
Purchased currency options	—	623	—	623	—	868	—	868
Forward exchange contracts	—	96	—	96	—	209	—	209
Interest rate swaps	—	23	—	23	—	13	—	13
	—	742	—	742	—	1,090	—	1,090
Total assets	$618	$16,642	$—	$17,260	$424	$12,534	$—	$12,958
Liabilities
Derivative liabilities (2)
Forward exchange contracts	$—	$54	$—	$54	$—	$134	$—	$134
Written currency options	—	19	—	19	—	25	—	25
Interest rate swaps	—	14	—	14	—	25	—	25
Total liabilities	$—	$87	$—	$87	$—	$184	$—	$184

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
There were no transfers between Level 1 and Level 2 during the first six months of 2014. As of June 30, 2014, Cash and cash equivalents of $9.7 billion included $8.7 billion of cash equivalents (considered Level 2 in the fair value hierarchy). The Company has liabilities related to contingent consideration (considered Level 3 in the fair value hierarchy) associated with business combinations, the fair values of which were $73 million and $69 million at June 30, 2014 and December 31, 2013, respectively.
Other Fair Value Measurements
Some of the Company’s financial instruments, such as cash and cash equivalents, receivables and payables, are reflected in the balance sheet at carrying value, which approximates fair value due to their short-term nature.

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

The estimated fair value of loans payable and long-term debt (including current portion) at June 30, 2014, was $24.2 billion compared with a carrying value of $23.1 billion and at December 31, 2013, was $25.5 billion compared with a carrying value of $25.1 billion. Fair value was estimated using recent observable market prices and would be considered Level 2 in the fair value hierarchy.
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
The majority of the Company’s accounts receivable arise from product sales in the United States and Europe and are primarily due from drug wholesalers and retailers, hospitals, government agencies, managed health care providers and pharmacy benefit managers. The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in their credit profile. The Company also continues to monitor economic conditions, including the volatility associated with international sovereign economies, and associated impacts on the financial markets and its business, taking into consideration global economic conditions and the ongoing sovereign debt issues in certain European countries. The Company continues to monitor the credit and economic conditions within Greece, Italy, Spain and Portugal, among other members of the EU. These economic conditions, as well as inherent variability of timing of cash receipts, have resulted in, and may continue to result in, an increase in the average length of time that it takes to collect accounts receivable outstanding. As such, time value of money discounts have been recorded for those customers for which collection of accounts receivable is expected to be in excess of one year. At June 30, 2014 and December 31, 2013, Other assets included $275 million of accounts receivable not expected to be collected within one year. The Company does not expect to have write-offs or adjustments to accounts receivable which would have a material adverse effect on its financial position, liquidity or results of operations.
At June 30, 2014, the Company’s accounts receivable in Greece, Italy, Spain and Portugal totaled approximately $1.0 billion. Of this amount, hospital and public sector receivables were approximately $665 million in the aggregate, of which approximately 11%, 42%, 36% and 11% related to Greece, Italy, Spain and Portugal, respectively. At June 30, 2014, the Company’s total net accounts receivable outstanding for more than one year were approximately $200 million, of which approximately 45% related to accounts receivable in Greece, Italy, Spain and Portugal, mostly comprised of hospital and public sector receivables.
Additionally, the Company continues to expand in the emerging markets. Payment terms in these markets tend to be longer, resulting in an increase in accounts receivable balances in certain of these markets.
Derivative financial instruments are executed under International Swaps and Derivatives Association master agreements. The master agreements with several of the Company’s financial institution counterparties also include credit support annexes. These annexes contain provisions that require collateral to be exchanged depending on the value of the derivative assets and liabilities, the Company’s credit rating, and the credit rating of the counterparty. As of June 30, 2014 and December 31, 2013, the Company had received cash collateral of $427 million and $652 million, respectively, from various counterparties and the obligation to return such collateral is recorded in Accrued and other current liabilities. The Company had not advanced any cash collateral to counterparties as of June 30, 2014 or December 31, 2013.

5.	Inventories
Inventories consisted of:

($ in millions)	June 30, 2014	December 31, 2013
Finished goods	$2,125	$1,738
Raw materials and work in process	5,249	5,894
Supplies	216	225
Total (approximates current cost)	7,590	7,857
Increase to LIFO costs	169	73
	$7,759	$7,930
Recognized as:
Inventories	$6,136	$6,226
Other assets	1,623	1,704
Amounts recognized as Other assets are comprised almost entirely of raw materials and work in process inventories. At June 30, 2014 and December 31, 2013, these amounts included $1.4 billion and $1.5 billion, respectively, of inventories not

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

expected to be sold within one year. In addition, these amounts included $201 million and $177 million at June 30, 2014 and December 31, 2013, respectively, of inventories produced in preparation for product launches.

6.	Other Intangibles
In connection with mergers and acquisitions, the Company measures the fair value of marketed products and research and development pipeline programs and capitalizes these amounts. During the second quarter and first six months of 2014, the Company recorded intangible asset impairment charges of $660 million within Materials and production costs related to certain products marketed by the Company for the treatment of chronic HCV. Of this amount, $523 million related to PegIntron and $137 million related to Victrelis. Sales of PegIntron and Victrelis are being adversely affected by loss of market share or patient treatment delays in markets anticipating the availability of new therapeutic options. During the second quarter, these trends accelerated more rapidly than previously anticipated by the Company, which led to changes in the cash flow assumptions for both PegIntron and Victrelis. These revisions to cash flows indicated that the PegIntron and Victrelis intangible asset values were not recoverable on an undiscounted cash flows basis. The Company utilized market participant assumptions to determine its best estimate of the fair values of the intangible assets related to PegIntron and Victrelis that, when compared with their related carrying values, resulted in impairment charges noted above.
During the second quarter and first six months of 2013, the Company recorded an intangible asset impairment charge of $330 million within Materials and production costs resulting from lower cash flow projections for Saphris/Sycrest due to reduced expectations in international markets and in the United States. These revisions to cash flows indicated that the Saphris/Sycrest intangible asset value was not recoverable on an undiscounted cash flows basis. The Company utilized market participant assumptions and considered several different scenarios to determine its best estimate of the fair value of the intangible asset related to Saphris/Sycrest that, when compared with its related carrying values, resulted in the impairment charge noted above.
In addition, during the second quarter and first six months of 2013, the Company recorded $234 million and $264 million of IPR&D impairment charges within Research and development expenses. Of these amounts, $181 million related to the write-off of the intangible asset associated with preladenant as a result of the discontinuation of the clinical development program for this compound. In addition, the Company recorded impairment charges resulting from changes in cash flow assumptions for certain compounds. The remaining impairment charges for the first six months of 2013 related to pipeline programs that had previously been deprioritized and were subsequently deemed to have no alternative use in the period.
The Company may recognize additional non-cash impairment charges in the future related to other marked products or pipeline programs and such charges could be material.

7.	Joint Ventures and Other Equity Method Affiliates
Equity income from affiliates reflects the performance of the Company’s joint ventures and other equity method affiliates and was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013
AstraZeneca LP (1)	$94	$105	$192	$230
Other (2)	(2)	11	25	19
	$92	$116	$217	$249

(1)	As noted below, as of July 1, 2014, the Company no longer records equity income from AZLP.
(2) Includes results from Sanofi Pasteur MSD.
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
On June 30, 2014, AstraZeneca exercised its option to purchase Merck’s interest in KBI for $419 million in cash. Of this amount, $327 million reflects an estimate of the fair value of Merck’s interest in Nexium and Prilosec. This portion of the exercise price, which is subject to a true-up in 2018 based on actual sales from closing in 2014 to June 2018, was deferred and will be recognized over time in Other (income) expense, net as the contingency is eliminated as sales occur. The remaining exercise price of $91 million primarily represents a multiple of ten times Merck’s average 1% annual profit allocation in the partnership

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

for the three years prior to exercise. Merck recognized the $91 million as a gain in the second quarter and first six months of 2014 within Other (income) expense, net. As a result of AstraZeneca’s option exercise, the Company’s remaining interest in AZLP was redeemed. Accordingly, the Company also recognized a non-cash gain of approximately $650 million in the second quarter and first six months of 2014 within Other (income) expense, net resulting from the retirement of $2.4 billion of KBI preferred stock (see Note 9), the elimination of the Company’s $1.4 billion investment in AZLP and a $340 million reduction of goodwill. This transaction resulted in a net tax benefit of $517 million in the second quarter and first six months of 2014 primarily reflecting the reversal of deferred taxes on the AZLP investment balance.
As a result of AstraZeneca exercising its option, as of July 1, 2014, the Company no longer records equity income from AZLP and supply sales to AZLP have terminated.
Summarized financial information for AZLP is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013
Sales	$1,123	$1,142	$2,205	$2,300
Materials and production costs	581	575	1,044	1,126
Other expense, net	194	419	604	801
Income before taxes (1)	$348	$148	$557	$373

(1)
Merck’s partnership returns from AZLP were generally contractually determined as noted above and were not based on a percentage of income from AZLP, other than with respect to Merck’s 1% limited partnership interest.

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
Vioxx Litigation
Product Liability Lawsuits
As previously disclosed, Merck is a defendant in approximately 50 federal and state lawsuits (the “Vioxx Product Liability Lawsuits”) alleging personal injury as a result of the use of Vioxx. Most of these cases are coordinated in a multidistrict litigation in the U.S. District Court for the Eastern District of Louisiana (the “Vioxx MDL”) before Judge Eldon E. Fallon.
As previously disclosed, Merck is also a defendant in approximately 30 putative class action lawsuits alleging economic injury as a result of the purchase of Vioxx. All but two of those cases are in the Vioxx MDL. Merck has reached a resolution, approved by Judge Fallon, of these class actions in the Vioxx MDL. One objector to the settlement has filed an appeal from the approval order, which is pending before the U.S. Court of Appeals for the Fifth Circuit. Under the settlement, Merck will pay up to $23 million to pay all properly documented claims submitted by class members, approved attorneys’ fees and expenses, and

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

approved settlement notice costs and certain other administrative expenses. The court entered an order approving the settlement on January 6, 2014. The deadline for members to submit claims under the settlement was May 6, 2014 and the claims administrator is currently reviewing claims submitted under the settlement protocol.
Merck is also a defendant in lawsuits brought by state Attorneys General of four states — Alaska, Mississippi, Montana and Utah. All of these actions were pending in the Vioxx MDL proceeding, although Judge Fallon asked that the Judicial Panel on Multidistrict Litigation (“JPML”) remand the Alaska, Montana and Utah cases to their original federal courts. The JPML then issued conditional remand orders in all three cases, and set a briefing schedule for any objections to the remand. Merck has filed motions to vacate the remand orders. These four actions allege that Merck misrepresented the safety of Vioxx and seek recovery for expenditures on Vioxx by government-funded health care programs, such as Medicaid, and/or penalties for alleged Consumer Fraud Act violations. In November 2013, the Circuit Court of Franklin County, Kentucky approved a settlement in an action filed by the Kentucky Attorney General, under which Merck agreed to pay Kentucky $25 million to resolve its lawsuit and the related appeals.
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
As previously disclosed, several individual securities lawsuits filed by foreign institutional investors also are consolidated with the Vioxx Securities Lawsuits. In October 2011, plaintiffs filed amended complaints in each of the pending individual securities lawsuits. Also in October 2011, an individual securities lawsuit (the “KBC Lawsuit”) was filed in the District of New Jersey by several foreign institutional investors; that case is also consolidated with the Vioxx Securities Lawsuits. In January 2012, defendants filed motions to dismiss in one of the individual lawsuits (the “ABP Lawsuit”). Briefing on the motions to dismiss was completed in March 2012. In August 2012, Judge Chesler granted in part and denied in part the motions to dismiss the ABP Lawsuit. Among other things, certain alleged misstatements and omissions were dismissed as inactionable and all state law claims were dismissed in full. In September 2012, defendants answered the complaints in all individual actions other than the KBC Lawsuit; on the same day, defendants moved to dismiss the complaint in the KBC Lawsuit on statute of limitations grounds. In December 2012, Judge Chesler denied the motion to dismiss the KBC Lawsuit and, in January 2013, defendants answered the complaint in the KBC Lawsuit. Discovery has been completed and is now closed. Under the court’s scheduling order, dispositive motions have been fully briefed. In March and April 2014, four additional individual securities complaints were filed by institutional investors that opted out of the class action referred to above. The new complaints are substantially similar to the complaints in the other individual securities lawsuits.
Insurance
The Company has Directors and Officers insurance coverage applicable to the Vioxx Securities Lawsuits with remaining stated upper limits of approximately $145 million, which is currently being used to partially fund the Company’s legal fees. As a result of the previously disclosed insurance arbitration, additional insurance coverage for these claims should also be available, if needed, under upper-level excess policies that provide coverage for a variety of risks. There are disputes with the insurers about the availability of some or all of the Company’s insurance coverage for these claims and there are likely to be additional disputes. The amounts actually recovered under the policies discussed in this paragraph may be less than the stated upper limits.
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

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

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
Other Product Liability Litigation
Fosamax
As previously disclosed, Merck is a defendant in product liability lawsuits in the United States involving Fosamax (the “Fosamax Litigation”). As of June 30, 2014, approximately 5,510 cases, which include approximately 5,720 plaintiff groups, had been filed and were pending against Merck in either federal or state court, including one case which seeks class action certification, as well as damages and/or medical monitoring. In approximately 1,080 of these actions, plaintiffs allege, among other things, that they have suffered osteonecrosis of the jaw (“ONJ”), generally subsequent to invasive dental procedures, such as tooth extraction or dental implants and/or delayed healing, in association with the use of Fosamax. In addition, plaintiffs in approximately 4,430 of these actions generally allege that they sustained femur fractures and/or other bone injuries (“Femur Fractures”) in association with the use of Fosamax.
In December 2013, Merck reached an agreement in principle with the Plaintiffs’ Steering Committee (“PSC”) in the Fosamax ONJ MDL (as defined below) to resolve pending ONJ cases not on appeal in the Fosamax ONJ MDL and in the state courts for an aggregate amount of $27.7 million, which the Company recorded as a liability in the fourth quarter of 2013. Merck and the PSC subsequently formalized the terms of this agreement in a Master Settlement Agreement (“ONJ Master Settlement Agreement”) that was executed in April 2014. All of plaintiffs’ counsel have advised the Company that they intend to participate in the settlement plan. As a condition to the settlement, 100% of the state and federal ONJ plaintiffs must also agree to participate in the settlement plan or Merck can either terminate the agreement, or waive the 100% participation requirement and agree to a lesser funding amount for the settlement fund. On July 14, 2014, Merck elected to proceed with the ONJ Master Settlement Agreement at a reduced funding level since the current participation level is approximately 95%. Merck has also requested, without objection from the PSC, that the judge overseeing the Fosamax ONJ MDL enter an order that will require all non-participants in the Fosamax ONJ MDL to submit expert reports in order for their cases to proceed any further. The ONJ Master Settlement Agreement has no effect on the cases alleging Femur Fractures discussed below.
Cases Alleging ONJ and/or Other Jaw Related Injuries
In August 2006, the JPML ordered that certain Fosamax product liability cases pending in federal courts nationwide should be transferred and consolidated into one multidistrict litigation (the “Fosamax ONJ MDL”) for coordinated pre-trial proceedings. The Fosamax ONJ MDL has been transferred to Judge John Keenan in the U.S. District Court for the Southern District of New York. As a result of the JPML order, approximately 795 of the cases are before Judge Keenan, although, as noted above, these cases are subject to the pending settlement.
In addition, in July 2008, an application was made by the Atlantic County Superior Court of New Jersey requesting that all of the Fosamax cases pending in New Jersey be considered for mass tort designation and centralized management before one judge in New Jersey. In October 2008, the New Jersey Supreme Court ordered that all pending and future actions filed in New Jersey arising out of the use of Fosamax and seeking damages for existing dental and jaw-related injuries, including ONJ, but not solely seeking medical monitoring, be designated as a mass tort for centralized management purposes before Judge Carol E. Higbee in Atlantic County Superior Court. As of June 30, 2014, approximately 280 ONJ cases were pending against Merck in Atlantic County, New Jersey, although these cases are also subject to the pending settlement described above.
Cases Alleging Femur Fractures
In March 2011, Merck submitted a Motion to Transfer to the JPML seeking to have all federal cases alleging Femur Fractures consolidated into one multidistrict litigation for coordinated pre-trial proceedings. The Motion to Transfer was granted in May 2011, and all federal cases involving allegations of Femur Fracture have been or will be transferred to a multidistrict litigation in the District of New Jersey (the “Fosamax Femur Fracture MDL”). As a result of the JPML order, approximately 1,020 cases were pending in the Fosamax Femur Fracture MDL as of June 30, 2014. A Case Management Order was entered requiring the parties to review 33 cases. Judge Joel Pisano selected four cases from that group to be tried as the initial bellwether cases in

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

the Fosamax Femur Fracture MDL. The first bellwether case, Glynn v. Merck, began on April 8, 2013, and the jury returned a verdict in Merck’s favor on April 29, 2013; in addition, on June 27, 2013, Judge Pisano granted Merck’s motion for judgment as a matter of law in the Glynn case and held that the plaintiff’s failure to warn claim was preempted by federal law. Judge Pisano set a May 5, 2014, trial date for the bellwether trial of a case in which the alleged injury took place after January 31, 2011. Following the completion of fact discovery, the court selected Sweet v. Merck as the next Fosamax Femur Fracture MDL case to be tried on May 5, 2014, but plaintiffs subsequently dismissed that case. As a result, the May 2014 trial date was withdrawn.
In addition, Judge Pisano entered an order in August 2013 requiring plaintiffs in the Fosamax Femur Fracture MDL to show cause why those cases asserting claims for a femur fracture injury that took place prior to September 14, 2010, should not be dismissed based on the court’s preemption decision in the Glynn case. Plaintiffs filed their responses to the show cause order at the end of September 2013 and Merck filed its reply to those responses at the end of October 2013. A hearing on the show cause order was held in January 2014 and, on March 26, 2014, Judge Pisano issued an opinion finding that all claims of the approximately 650 plaintiffs who allegedly suffered injuries prior to September 14, 2010 were preempted and ordered that those cases be dismissed. The majority of those plaintiffs are appealing that ruling to the U.S. Court of Appeals for the Third Circuit. Furthermore, on June 17, 2014, Judge Pisano granted Merck summary judgment in the Gaynor case and found that Merck’s updates in January 2011 to the Fosamax label regarding atypical femur fractures were adequate as a matter of law and that Merck adequately communicated those changes.
As of June 30, 2014, approximately 2,880 cases alleging Femur Fractures have been filed in New Jersey state court and are pending before Judge Higbee in Atlantic County Superior Court. The parties selected an initial group of 30 cases to be reviewed through fact discovery. Two additional groups of 50 cases each to be reviewed through fact discovery were selected in November 2013 and March 2014, respectively.
As of June 30, 2014, approximately 515 cases alleging Femur Fractures have been filed in California state court. A petition was filed seeking to coordinate all Femur Fracture cases filed in California state court before a single judge in Orange County, California. The petition was granted and Judge Steven Perk is now presiding over the coordinated proceedings. In March 2014, Judge Perk directed that a group of 10 discovery pool cases be reviewed through fact discovery and scheduled dates in February, April and June 2015 for trials of three individual cases that will be selected from that group.
Additionally, there are four Femur Fracture cases pending in other state courts.
Discovery is ongoing in the Fosamax Femur Fracture MDL and in state courts where Femur Fracture cases are pending and the Company intends to defend against these lawsuits.
Januvia/Janumet
As previously disclosed, Merck is a defendant in product liability lawsuits in the United States involving Januvia and/or Janumet. As of June 30, 2014, approximately 490 product user claims were served on, and are pending against, Merck alleging generally that use of Januvia and/or Janumet caused the development of pancreatic cancer. These complaints were filed in several different state and federal courts. Most of the claims are pending in a consolidated multidistrict litigation proceeding in the U.S. District Court for the Southern District of California called “In re Incretin-Based Therapies Products Liability Litigation.” That proceeding includes federal lawsuits alleging pancreatic cancer due to use of the following medicines: Januvia, Janumet, Byetta and Victoza, the latter two of which are products manufactured by other pharmaceutical companies. In addition to the cases noted above, the Company has agreed, as of June 30, 2014, to toll the statute of limitations for 16 additional claims. The Company intends to defend against these lawsuits.
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
As of June 30, 2014, there were approximately 1,940 NuvaRing cases (excluding unfiled cases). Of these cases, approximately 1,720 are or will be pending in the NuvaRing MDL in the U.S. District Court for the Eastern District of Missouri before Judge Rodney Sippel, and approximately 210 are pending in coordinated proceedings in the Bergen County Superior Court of New Jersey before Judge Brian R. Martinotti. Eight additional cases are pending in various other state courts, including cases in a coordinated state proceeding in the San Francisco Superior Court in California before Judge John E. Munter.

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

Merck and negotiating plaintiffs’ counsel agreed to a settlement of the NuvaRing Litigation to resolve all filed cases as of February 7, 2014, and all unfiled claims under retainer by counsel prior to that date. Pursuant to this settlement agreement, which became effective as of June 4, 2014, Merck will pay a lump total settlement of $100 million to resolve more than 95% of the cases filed and under retainer by counsel as of February 7, 2014. The vast majority of the plaintiffs with pending lawsuits have opted into the settlement and all participants in the settlement have tendered dismissals of their cases to the settlement administrator. The dismissals will be filed with the courts upon completion of the settlement administration process. The Company has certain insurance coverage available to it, which is currently being used to partially fund the Company’s legal fees. This insurance coverage will also be used to fund the settlement. Any plaintiffs not participating in the settlement who choose to proceed with their case, as well as any future plaintiffs, in the NuvaRing MDL or New Jersey state court will be obligated to meet various discovery and evidentiary requirements under the case management orders of the NuvaRing MDL and New Jersey state courts. Plaintiffs who fail to fully and timely satisfy these requirements under set deadlines will be subject to dismissal with prejudice.
Propecia/Proscar
As previously disclosed, Merck is a defendant in product liability lawsuits in the United States involving Propecia and/or Proscar. As of June 30, 2014, approximately 1,280 lawsuits involving a total of approximately 1,550 plaintiffs (in a few instances spouses are joined as plaintiffs in the suits) who allege that they have experienced persistent sexual side effects following cessation of treatment with Propecia and/or Proscar have been filed against Merck. Approximately 45 of the plaintiffs also allege that Propecia or Proscar has caused or can cause prostate cancer or male breast cancer. The lawsuits have been filed in various federal courts and in state court in New Jersey. The federal lawsuits have been consolidated for pretrial purposes in a federal multidistrict litigation before Judge John Gleeson of the Eastern District of New York. The matters pending in state court in New Jersey have been consolidated before Judge Jessica Mayer in Middlesex County. The Company intends to defend against these lawsuits.
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
Commercial Litigation
Coupon Litigation
In 2012, as previously disclosed, a number of private health plans filed separate putative class action lawsuits against the Company alleging that Merck’s coupon programs injured health insurers by reducing beneficiary co-payment amounts and, thereby, allegedly causing beneficiaries to purchase higher-priced drugs than they otherwise would have purchased and increasing the insurers’ reimbursement costs. The actions, which were assigned to a District Judge in the U.S. District Court for the District of New Jersey, sought damages and injunctive relief barring the Company from issuing coupons that would reduce beneficiary co-pays on behalf of putative nationwide classes of health insurers. Similar actions relating to manufacturer coupon programs were filed against several other pharmaceutical manufacturers in a variety of federal courts. On June 30, 2014, the District Court granted in part and denied in part Merck’s motion to dismiss the consolidated amended complaint, dismissing without prejudice plaintiffs’ claims under the federal Racketeering Influenced and Corrupt Organizations statute, but allowing plaintiffs to proceed with their claims of tortious interference with contract under state law.
Patent Litigation
From time to time, generic manufacturers of pharmaceutical products file Abbreviated New Drug Applications with the U.S. Food and Drug Administration (the “FDA”) seeking to market generic forms of the Company’s products prior to the expiration of relevant patents owned by the Company. To protect its patent rights, the Company may file patent infringement lawsuits against such generic companies. Certain products of the Company (or products marketed via agreements with other companies) currently involved in such patent infringement litigation in the United States include: Cancidas, Emend for Injection, Invanz, Nasonex, and NuvaRing. Similar lawsuits defending the Company’s patent rights may exist in other countries. The Company intends to vigorously defend its patents, which it believes are valid, against infringement by generic companies attempting to market products prior to the expiration of such patents. As with any litigation, there can be no assurance of the outcomes, which, if adverse, could result in significantly shortened periods of exclusivity for these products and, with respect to products acquired through mergers and acquisitions, potentially significant intangible asset impairment charges.
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

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

Emend for Injection — In May 2012, a patent infringement lawsuit was filed in the United States against Sandoz Inc. (“Sandoz”) in respect of Sandoz’s application to the FDA seeking pre-patent expiry approval to market a generic version of Emend for Injection. The lawsuit automatically stays FDA approval of Sandoz’s application until July 2015 or until an adverse court decision, if any, whichever may occur earlier. In June 2012, a patent infringement lawsuit was filed in the United States against Accord Healthcare, Inc. US, Accord Healthcare, Inc. and Intas Pharmaceuticals Ltd (collectively, “Intas”) in respect of Intas’ application to the FDA seeking pre-patent expiry approval to market a generic version of Emend for Injection. The Company has agreed with Intas to stay the lawsuit pending the outcome of the lawsuit with Sandoz. In July 2014, a patent infringement lawsuit was filed in the United States against Fresenius Kabi USA, LLC (“Fresenius”) in respect of Fresenius’ application to the FDA seeking pre-patent expiry approval to market a generic version of Emend for Injection. The lawsuit automatically stays FDA approval of Fresenius’ application until November 2016 or until an adverse court decision, if any, whichever may occur earlier.
Invanz — In July 2014, a patent infringement lawsuit was filed in the United States against Hospira Inc. (“Hospira”) in respect of Hospira’s application to the FDA seeking pre-patent expiry approval to market a generic version of Invanz. The lawsuit automatically stays FDA approval of Hospira’s application until November 2016 or until an adverse court decision, if any, whichever may occur earlier. Also in July 2014, a patent infringement lawsuit was filed in the United States against Sandoz in respect of Sandoz’s application to the FDA seeking pre-patent expiry approval to market a generic version of Invanz. As neither Hospira nor Sandoz challenged an earlier patent covering Invanz, both parties’ application to the FDA will not be approved until at least that patent expires in May 2015.
Nasonex — In July 2014, a patent infringement lawsuit was filed in the United States against Teva Pharmaceuticals USA, Inc. (“Teva”) in respect of Teva’s application to the FDA seeking pre-patent expiry approval to market a generic version of Nasonex. The lawsuit automatically stays FDA approval of Teva’s application until November 2016 or until an adverse court decision, if any, whichever may occur earlier. A decision issued in June 2013 held that the Merck patent covering mometasone furoate monohydrate was valid, but that it was not infringed by Apotex Corp.’s proposed product.
NuvaRing — In December 2013, the Company filed a lawsuit against Warner Chilcott Company LLC (“Warner Chilcott”) in the United States in respect of Warner Chilcott’s application to the FDA seeking pre-patent expiry approval to sell a generic version of NuvaRing.
Anti-PD-1 Antibody Patent Oppositions and Litigation
As previously disclosed, Ono Pharmaceutical Co. (“Ono”) has a European patent (EP 1 537 878) (“’878”) that broadly claims the use of an anti-PD-1 antibody, such as the Company’s immunotherapy, pembrolizumab (MK-3475), for the treatment of cancer. Ono has previously licensed its commercial rights to an anti-PD-1 antibody to Bristol-Myers Squibb (“BMS”) in certain markets. The Company believes that the ‘878 patent is invalid and filed an opposition in the European Patent Office (the “EPO”) seeking its revocation. In June 2014, the Opposition Division of the EPO found the claims in the ‘878 patent are valid. The Company expects to receive the Opposition Division’s written opinion in the third quarter of 2014, after which it will begin the appeal process. On April 30, 2014, the Company, and three other companies, opposed another European patent (EP 2 161 336) (“’336”) owned by BMS and Ono that it believes is invalid. The ‘336 patent, if valid, broadly claims anti-PD-1 antibodies that could include pembrolizumab.
In May 2014, the Company filed a lawsuit in the United Kingdom (“UK”) seeking revocation of the UK national versions of both the ‘878 and ‘336 patents. In July 2014, Ono and BMS sued the Company seeking a declaration that the ‘878 patent would be infringed in the UK by the marketing of pembrolizumab. Separately, the Company has sought confirmation from Ono and BMS that pembrolizumab would not infringe the ‘336 patent in the UK. The Company will seek a declaration of non-infringement from the UK court if BMS does not provide such confirmation. It is anticipated that the issues of validity and infringement of both patents will be heard at the same time by the UK court, which has scheduled the trial to begin in July 2015.
The Company can file lawsuits seeking revocation of the ‘336 and ‘878 patents in other national courts in Europe at any time, and Ono and BMS can file patent infringement actions against the Company in other national courts in Europe at or around the time the Company launches pembrolizumab (if approved). If a national court determines that the Company infringed a valid claim in the ‘878 or ‘336 patent, Ono may be entitled to monetary damages, including royalties on future sales of pembrolizumab, and potentially could seek an injunction to prevent the Company from marketing pembrolizumab in that country.
The United States Patent and Trademark Office recently granted US Patent Nos. 8,728,474 to Ono and 8,779,105 to Ono and BMS. These patents, which the Company believes are invalid, are equivalent to the ‘878 and ‘336 patents, respectively. Ono and BMS have similar and other patents and applications, which the Company is closely monitoring, pending in the United States, Japan and other countries.
The Company is confident that it will be able to market pembrolizumab in any country in which it is approved and that it will not be prevented from doing so by the Ono or BMS patents or any pending applications.

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

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
Legal Defense Reserves
Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. Some of the significant factors considered in the review of these legal defense reserves are as follows: the actual costs incurred by the Company; the development of the Company’s legal defense strategy and structure in light of the scope of its litigation; the number of cases being brought against the Company; the costs and outcomes of completed trials and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the associated litigation. The amount of legal defense reserves as of June 30, 2014 and December 31, 2013 of approximately $190 million and $160 million, respectively, represents the Company’s best estimate of the minimum amount of defense costs to be incurred in connection with its outstanding litigation; however, events such as additional trials and other events that could arise in the course of its litigation could affect the ultimate amount of legal defense costs to be incurred by the Company. The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase the reserves at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.

9.	Equity

	Common Stock		Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non- Controlling Interests	Total
($ and shares in millions)	Shares	Par Value				Shares	Cost
Balance at January 1, 2013	3,577	$1,788	$40,646	$39,985	$(4,682)	550	$(24,717)	$2,443	$55,463
Net income attributable to Merck & Co., Inc.	—	—	—	2,499	—	—	—	—	2,499
Cash dividends declared on common stock	—	—	—	(2,569)	—	—	—	—	(2,569)
Treasury stock shares purchased	—	—	(500)	—		124	(5,605)	—	(6,105)
Share-based compensation plans and other	—	—	(371)	—	—	(23)	988	1	618
Other comprehensive loss	—	—	—	—	(78)	—		—	(78)
Supera joint venture	—	—	116	—	—	—	—	112	228
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	52	52
Distributions attributable to noncontrolling interests	—	—	—	—	—	—	—	(3)	(3)
Balance at June 30, 2013	3,577	$1,788	$39,891	$39,915	$(4,760)	651	$(29,334)	$2,605	$50,105
Balance at January 1, 2014	3,577	$1,788	$40,508	$39,257	$(2,197)	650	$(29,591)	$2,561	$52,326
Net income attributable to Merck & Co., Inc.	—	—	—	3,709	—	—	—	—	3,709
Cash dividends declared on common stock	—	—	—	(2,600)	—	—	—	—	(2,600)
Treasury stock shares purchased	—	—	—	—	—	60	(3,413)	—	(3,413)
Share-based compensation plans and other	—	—	(309)	—	—	(33)	1,453	1	1,145
Other comprehensive loss	—	—	—	—	(247)	—	—	—	(247)
AstraZeneca option exercise	—	—	—	—	—	—	—	(2,400)	(2,400)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	55	55
Distributions attributable to noncontrolling interests	—	—	—	—	—	—	—	(59)	(59)
Balance at June 30, 2014	3,577	$1,788	$40,199	$40,366	$(2,444)	677	$(31,551)	$158	$48,516
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

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

In connection with the 1998 restructuring of Astra Merck Inc., the Company assumed $2.4 billion par value preferred stock with a dividend rate of 5% per annum, which was carried by KBI and included in Noncontrolling interests on the Consolidated Balance Sheet. As discussed in Note 7, on June 30, 2014, AstraZeneca exercised its option to acquire Merck’s interest in AZLP and this preferred stock obligation was retired.

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
The following table provides amounts of share-based compensation cost recorded in the Consolidated Statement of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013
Pretax share-based compensation expense	$78	$75	$134	$142
Income tax benefit	(24)	(23)	(41)	(43)
Total share-based compensation expense, net of taxes	$54	$52	$93	$99
During the first six months of 2014 and 2013, the Company granted 5 million RSUs with a weighted-average grant date fair value of $58.18 per RSU and 6 million RSUs with a weighted-average grant date fair value of $44.96 per RSU, respectively.
During the first six months of 2014 and 2013, the Company granted 5 million stock options with a weighted-average exercise price of $56.94 per option and 6 million stock options with a weighted-average exercise price of $44.98 per option, respectively. The weighted-average fair value of options granted for the first six months of 2014 and 2013 was $6.79 and $6.21 per option, respectively, and was determined using the following assumptions:

	Six Months Ended June 30, 2014
	2014	2013
Expected dividend yield	4.3%	4.2%
Risk-free interest rate	2.0%	1.2%
Expected volatility	22.0%	25.0%
Expected life (years)	6.4	7.0
At June 30, 2014, there was $572 million of total pretax unrecognized compensation expense related to nonvested stock options, RSU and PSU awards which will be recognized over a weighted-average period of 2.1 years. For segment reporting, share-based compensation costs are unallocated expenses.

11.	Pension and Other Postretirement Benefit Plans
The Company has defined benefit pension plans covering eligible employees in the United States and in certain of its international subsidiaries. The net periodic benefit cost of such plans consisted of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013
Service cost	$150	$170	$300	$345
Interest cost	176	165	352	331
Expected return on plan assets	(301)	(272)	(602)	(547)
Net amortization	27	82	55	166
Termination benefits	17	3	31	5
Curtailments	(23)	(2)	(32)	(2)
	$46	$146	$104	$298

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

The Company provides medical benefits, principally to its eligible U.S. retirees and similar benefits to their dependents, through its other postretirement benefit plans. The net cost of such plans consisted of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013
Service cost	$19	$24	$38	$48
Interest cost	29	27	57	54
Expected return on plan assets	(35)	(32)	(69)	(63)
Net amortization	(17)	(12)	(35)	(24)
Termination benefits	4	2	8	2
Curtailments	(6)	(2)	(26)	(2)
	$(6)	$7	$(27)	$15
In connection with restructuring actions (see Note 2), termination charges were recorded on pension and other postretirement benefit plans related to expanded eligibility for certain employees exiting Merck. Also, in connection with these restructuring actions, curtailments were recorded on pension and other postretirement benefit plans as reflected in the tables above.

12.	Other (Income) Expense, Net
Other (income) expense, net, consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013
Interest income	$(59)	$(65)	$(121)	$(122)
Interest expense	188	201	376	385
Exchange losses	20	55	53	267
Other, net	(707)	10	(904)	(46)
	$(558)	$201	$(596)	$484
The lower exchange losses in the first six months of 2014 as compared with the first six months of 2013 are due primarily to a Venezuelan currency devaluation. In February 2013, the Venezuelan government devalued its currency (Bolívar Fuertes) from 4.30 VEF per U.S. dollar to 6.30 VEF per U.S. dollar. The Company recognized losses due to exchange of approximately $140 million in the first quarter of 2013 resulting from the remeasurement of the local monetary assets and liabilities at the new rate. Since January 2010, Venezuela has been designated hyperinflationary and, as a result, local foreign operations are remeasured in U.S. dollars with the impact recorded in results of operations. Other, net in the second quarter and first six months of 2014, includes a gain of $741 million related to AstraZeneca’s option exercise (see Note 7). In addition, Other, net in the first six months of 2014 includes a net gain of $168 million related to the divestiture of Sirna (see Note 3).
Interest paid for the six months ended June 30, 2014 and 2013 was $376 million and $303 million, respectively.

13.	Taxes on Income
The effective income tax rates of (7.5)% and 24.9% for the second quarter of 2014 and 2013, respectively, and 5.5% and 8.7% for the first six months of 2014 and 2013, respectively, reflect the impacts of acquisition-related costs and restructuring costs, partially offset by the beneficial impact of foreign earnings. The effective income tax rates for the second quarter and first six months of 2014 also reflect a net tax benefit of $517 million recorded in connection with AstraZeneca’s option exercise (see Note 7). In addition, the effective income tax rate for the first six months of 2014 includes a benefit of approximately $300 million associated with a capital loss generated in the first quarter related to the sale of Sirna (see Note 3). The effective income tax rates for the second quarter and first six months of 2013 also reflect net benefits from reductions in tax reserves upon expiration of applicable statute of limitations. Additionally, the effective income tax rate for the first six months of 2013 reflects the favorable impact of tax legislation enacted in the first quarter of 2013 that extended the R&D tax credit for both 2012 and 2013, as well as a benefit of approximately $160 million associated with the resolution of a previously disclosed federal income tax issue as discussed below.
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

14.	Earnings Per Share
The calculations of earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ and shares in millions except per share amounts)	2014	2013	2014	2013
Net income attributable to Merck & Co., Inc.	$2,004	$906	$3,709	$2,499

Average common shares outstanding	2,917	2,977	2,925	3,000
Common shares issuable (1)	32	33	32	30
Average common shares outstanding assuming dilution	2,949	3,010	2,957	3,030

Basic earnings per common share attributable to Merck & Co., Inc. common shareholders	$0.69	$0.30	$1.27	$0.83
Earnings per common share assuming dilution attributable to Merck & Co., Inc. common shareholders	$0.68	$0.30	$1.25	$0.82

(1)	Issuable primarily under share-based compensation plans.
For the three months ended June 30, 2014 and 2013, 4 million and 23 million, respectively, and for the first six months of 2014 and 2013, 3 million and 32 million, respectively, of common shares issuable under share-based compensation plans were excluded from the computation of earnings per common share assuming dilution because the effect would have been antidilutive.

15.	Other Comprehensive Income (Loss)
Changes in AOCI by component are as follows:

	Three Months Ended June 30,
($ in millions)	Derivatives		Investments		Employee Benefit Plans		Cumulative Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance April 1, 2013, net of taxes	$139		$74		$(3,506)		$(1,336)	$(4,629)
Other comprehensive income (loss) before reclassification adjustments, pretax	64		(80)		11		(125)	(130)
Tax	(30)		4		(7)		(11)	(44)
Other comprehensive income (loss) before reclassification adjustments, net of taxes	34		(76)		4		(136)	(174)
Reclassification adjustments, pretax	1		(6)		70		—	65
Tax	—		1		(23)		—	(22)
Reclassification adjustments, net of taxes	1	(1)	(5)	(2)	47	(3)	—	43
Other comprehensive income (loss), net of taxes	35		(81)		51		(136)	(131)
Balance June 30, 2013, net of taxes	$174		$(7)		$(3,455)		$(1,472)	$(4,760)

Balance April 1, 2014, net of taxes	$66		$52		$(910)		$(1,387)	$(2,179)
Other comprehensive income (loss) before reclassification adjustments, pretax	(55)		44		(558)		45	(524)
Tax	19		(2)		216		(4)	229
Other comprehensive income (loss) before reclassification adjustments, net of taxes	(36)		42		(342)		41	(295)
Reclassification adjustments, pretax	(4)		35		11		—	42
Tax	1		(13)		—		—	(12)
Reclassification adjustments, net of taxes	(3)	(1)	22	(2)	11	(3)	—	30
Other comprehensive income (loss), net of taxes	(39)		64		(331)		41	(265)
Balance June 30, 2014, net of taxes	$27		$116		$(1,241)		$(1,346)	$(2,444)

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

	Six Months Ended June 30,
($ in millions)	Derivatives		Investments		Employee Benefit Plans		Cumulative Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2013, net of taxes	$(97)		$73		$(3,667)		$(991)	$(4,682)
Other comprehensive income (loss) before reclassification adjustments, pretax	413		(44)		144		(378)	135
Tax	(163)		(8)		(30)		(103)	(304)
Other comprehensive income (loss) before reclassification adjustments, net of taxes	250		(52)		114		(481)	(169)
Reclassification adjustments, pretax	33		(34)		142		—	141
Tax	(12)		6		(44)		—	(50)
Reclassification adjustments, net of taxes	21	(1)	(28)	(2)	98	(3)	—	91
Other comprehensive income (loss), net of taxes	271		(80)		212		(481)	(78)
Balance June 30, 2013, net of taxes	$174		$(7)		$(3,455)		$(1,472)	$(4,760)

Balance January 1, 2014, net of taxes	$132		$54		$(909)		$(1,474)	$(2,197)
Other comprehensive income (loss) before reclassification adjustments, pretax	(157)		39		(572)		121	(569)
Tax	55		5		223		7	290
Other comprehensive income (loss) before reclassification adjustments, net of taxes	(102)		44		(349)		128	(279)
Reclassification adjustments, pretax	(4)		30		20		—	46
Tax	1		(12)		(3)		—	(14)
Reclassification adjustments, net of taxes	(3)	(1)	18	(2)	17	(3)	—	32
Other comprehensive income (loss), net of taxes	(105)		62		(332)		128	(247)
Balance June 30, 2014, net of taxes	$27		$116		$(1,241)		$(1,346)	$(2,444)
(1) Relates to foreign currency cash flow hedges that were reclassified from AOCI to Sales.
(2) Represents net realized (gains) losses on the sales of available-for-sale investments that were reclassified from AOCI to Other (income) expense, net.
(3) Includes net amortization of prior service cost and actuarial gains and losses included in net periodic benefit cost (see Note 11).

16.	Segment Reporting
The Company’s operations are principally managed on a products basis and are comprised of four operating segments – Pharmaceutical, Animal Health, Consumer Care and Alliances (which includes revenue and equity income from the Company’s relationship with AZLP until the June 30, 2014 termination date). The Animal Health, Consumer Care and Alliances segments are not material for separate reporting. The Pharmaceutical segment includes human health pharmaceutical and vaccine products marketed either directly by the Company or through joint ventures. Human health pharmaceutical products consist of therapeutic and preventive agents, generally sold by prescription, for the treatment of human disorders. The Company sells these human health pharmaceutical products primarily to drug wholesalers and retailers, hospitals, government agencies and managed health care providers such as health maintenance organizations, pharmacy benefit managers and other institutions. Vaccine products consist of preventive pediatric, adolescent and adult vaccines, primarily administered at physician offices. The Company sells these human health vaccines primarily to physicians, wholesalers, physician distributors and government entities. A large component of pediatric and adolescent vaccines is sold to the U.S. Centers for Disease Control and Prevention Vaccines for Children program, which is funded by the U.S. government. Additionally, the Company sells vaccines to the Federal government for placement into vaccine stockpiles. The Company also has animal health operations that discover, develop, manufacture and market animal health products, including vaccines, which the Company sells to veterinarians, distributors and animal producers. Additionally, the Company has consumer care operations that develop, manufacture and market over-the-counter, foot care and sun care products, which are sold through wholesale and retail drug, food chain and mass merchandiser outlets, as well as club stores and specialty channels. In May 2014, the Company announced that it had entered into an agreement to sell its Consumer Care business to Bayer (see Note 3).

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

Sales of the Company’s products were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013
Primary Care and Women’s Health
Cardiovascular
Zetia	$717	$650	$1,328	$1,279
Vytorin	417	417	777	810
Diabetes
Januvia	1,058	1,072	1,916	1,956
Janumet	519	474	995	883
General Medicine and Women’s Health
NuvaRing	178	171	346	322
Implanon	119	102	221	187
Follistim AQ	102	134	213	257
Dulera	103	79	205	147
Hospital and Specialty
Hepatitis
PegIntron	103	142	216	268
Victrelis	46	116	105	226
HIV
Isentress	453	412	843	775
Hospital
Cancidas	156	163	322	326
Invanz	134	120	249	230
Noxafil	98	71	172	136
Bridion	82	69	155	131
Primaxin	81	85	151	168
Immunology
Remicade	607	527	1,211	1,076
Simponi	174	120	330	228
Other
Cosopt/Trusopt	100	103	198	209
Oncology
Emend	144	135	266	250
Temodar	93	219	176	434
Diversified Brands
Respiratory
Nasonex	258	325	570	711
Singulair	284	281	554	618
Clarinex	69	64	131	125
Other
Cozaar/Hyzaar	214	255	419	522
Arcoxia	141	121	268	242
Fosamax	121	144	245	281
Zocor	69	74	133	156
Propecia	58	67	131	135
Remeron	40	53	90	106
Vaccines (1)
Gardasil	409	383	792	773
ProQuad/M-M-R II/Varivax	326	339	606	611
RotaTeq	147	144	316	306
Zostavax	156	141	298	309
Pneumovax 23	102	108	203	219
Other pharmaceutical (2)	1,209	1,430	2,387	2,789
Total Pharmaceutical segment sales	9,087	9,310	17,538	18,201
Other segment sales (3)	1,796	1,631	3,336	3,343
Total segment sales	10,883	10,941	20,874	21,544
Other (4)	51	69	324	137
	$10,934	$11,010	$21,198	$21,681

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

(3)
Represents the non-reportable segments of Animal Health, Consumer Care and Alliances. The Alliances segment includes revenue from the Company’s relationship with AZLP. Effective July 1, 2014, the Company no longer records supply sales from AZLP (see Note 7).

(4)
Other revenues are primarily comprised of miscellaneous corporate revenues, sales related to divested products or businesses and other supply sales not included in segment results. Other revenues in the first six months of 2014 include $232 million received by Merck in connection with the sale of the U.S. marketing rights to Saphris (see Note 3). Other revenues also include third-party manufacturing sales, a substantial portion of which was divested in October 2013 (see Note 2).

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

A reconciliation of segment profits to Income before taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013
Segment profits:
Pharmaceutical segment	$5,507	$5,693	$10,703	$11,039
Other segments	814	793	1,513	1,693
Total segment profits	6,321	6,486	12,216	12,732
Other profits (losses)	76	4	291	(19)
Unallocated:
Interest income	59	65	121	122
Interest expense	(188)	(201)	(376)	(385)
Equity income from affiliates	29	(12)	84	(15)
Depreciation and amortization	(681)	(458)	(1,301)	(937)
Research and development	(1,363)	(1,846)	(2,651)	(3,509)
Amortization of purchase accounting adjustments	(1,064)	(1,185)	(2,190)	(2,369)
Restructuring costs	(163)	(155)	(288)	(274)
AstraZeneca option exercise	741	—	741	—
Other unallocated, net	(1,876)	(1,453)	(2,665)	(2,551)
	$1,891	$1,245	$3,982	$2,795
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
In May 2014, the Company announced that it had entered into a definitive agreement to sell its Merck Consumer Care (“MCC”) business to Bayer AG (“Bayer”) for $14.2 billion. Under the terms of the agreement, Bayer will acquire Merck’s existing over-the-counter (“OTC”) business, including the global trademark and prescription rights for Claritin and Afrin. The Company expects the pretax gain from the sale of MCC to be between $11.0 billion and $11.3 billion. Merck expects to close the sale of MCC in the second half of 2014, subject to customary closing conditions, including regulatory approvals.
The Company also announced a worldwide clinical development collaboration with Bayer to market and develop its portfolio of soluble guanylate cyclase (“sGC”) modulators. This includes Bayer’s Adempas (riociguat), the first member of this novel class of compounds. Adempas is approved to treat pulmonary arterial hypertension (“PAH”) and is the first and only drug treatment approved for patients with chronic thromboembolic pulmonary hypertension (“CTEPH”). Adempas is currently marketed in the United States and Europe for both PAH and CTEPH and in Japan for CTEPH. The two companies will equally share costs and profits from the collaboration and implement a joint development and commercialization strategy. The collaboration also includes clinical development of Bayer’s vericiguat, which is currently in Phase 2 trials for worsening heart failure, as well as opt-in rights for other early-stage sGC compounds in development at Bayer. Merck will in turn make available its early-stage sGC compounds under similar terms. In return for these broad collaboration rights, Merck will make an upfront payment to Bayer of $1.0 billion with the potential for additional milestone payments upon the achievement of agreed-upon sales goals. For Adempas, Bayer will continue to lead commercialization in the Americas, while Merck will lead commercialization in the rest of the world. For vericiguat and other potential opt-in products, Bayer will lead in the rest of world and Merck will lead in the Americas. For all products and candidates included in the agreement, both companies will share in development costs and profits on sales and will have the right to co-promote in territories where they are not the lead. The formation of this collaboration is subject to the closing of the MCC sale to Bayer.
Also, in May 2014, Merck entered into an agreement to sell certain ophthalmic products to Santen Pharmaceutical Co., Ltd. (“Santen”) in Japan and markets in Europe and Asia Pacific. The ophthalmic products included in the agreement are Cosopt (dorzolamide hydrochloride-timolol maleate ophthalmic solution), Cosopt PF (dorzolamide hydrochloride-timolol maleate ophthalmic solution) 2%/0.5%, Trusopt (dorzolamide hydrochloride ophthalmic solution) sterile ophthalmic solution 2%, Trusopt PF (dorzolamide hydrochloride ophthalmic solution) preservative-free, Timoptic (timolol maleate ophthalmic solution), Timoptic PF (timolol maleate preservative free ophthalmic solution in unit dose dispenser), Timoptic XE (timolol maleate ophthalmic gel forming solution), Saflutan (tafluprost) and Taptiqom (tafluprost-timolol maleate ophthalmic solution, in development). The agreement provides that Santen make upfront payments of approximately $600 million and additional payments based on defined sales milestones. Santen will also purchase supply of ophthalmology products covered by the agreement for a two- to five-year period. Upon closing of the transaction in most markets on July 1, 2014, Santen made $548 million of the upfront payments to the Company. The remaining markets continue to be subject to certain closing conditions and are expected to close by the end of 2014.
In August 2014, Merck completed the acquisition of Idenix Pharmaceuticals, Inc. (“Idenix”) for $24.50 per share in cash for a total of approximately $3.85 billion. Idenix is a biopharmaceutical company engaged in the discovery and development of medicines for the treatment of human viral diseases, whose primary focus is on the development of next-generation oral antiviral therapeutics to treat hepatitis C virus (“HCV”) infection. Idenix currently has three HCV drug candidates in clinical development: two nucleotide prodrugs (IDX21437 and IDX21459) and a NS5A inhibitor (samatasvir). These novel candidates are being evaluated for their potential inclusion in the development of all oral, pan-genotypic fixed-dose combination regimens.

Operating Results
Sales
Worldwide sales were $10.9 billion for the second quarter of 2014, a decline of 1% compared with the second quarter of 2013. The revenue decline in the second quarter of 2014 was driven primarily by lower sales of Temodar (temozolomide), Victrelis (boceprevir), Nasonex (mometasone furoate monohydrate), Cozaar (losartan potassium)/Hyzaar (losartan potassium and hydrochlorothiazide), and PegIntron (peginterferon alpha-2b). The sales decline was also attributable to lower revenue as a result of product divestitures that occurred in 2013 as discussed below. These declines were partially offset by growth in Remicade (infliximab), Zetia (ezetimibe), Simponi (golimumab), Janumet (sitagliptin and metformin HCl), and Isentress (raltegravir), as well as by higher revenue from the Company’s relationship with AstraZeneca LP (“AZLP”).
Worldwide sales were $21.2 billion for the first six months of 2014, a decline of 2% compared with the same period in 2013. Foreign exchange unfavorably affected global sales performance by 1% in the first six months of 2014. The revenue decline was driven primarily by lower sales of Temodar, Nasonex, Victrelis, Cozaar/Hyzaar, Singulair (montelukast sodium) and PegIntron. Lower revenue as a result of product divestitures and from AZLP also contributed to the sales decline. These declines were partially offset by higher sales of Remicade, Janumet, Simponi, Isentress, Dulera Inhalation Aerosol (mometasone furoate/formoterol fumarate dihydrate) and Zetia. In addition, the Company recognized revenue of $232 million in the first six months of 2014 in connection with the sale of the U.S. marketing rights to Saphris (asenapine).
Global efforts toward health care cost containment continue to exert pressure on product pricing and market access worldwide. In the United States, health care reform is contributing to an increase in the number of patients in the Medicaid program under which sales of pharmaceutical products are subject to substantial rebates. In many international markets, government-mandated pricing actions have reduced prices of generic and patented drugs. In addition, other austerity measures negatively affected the Company’s revenue performance in the first six months of 2014. The Company anticipates these pricing actions, including the biennial price reductions in Japan, and other austerity measures will continue to negatively affect revenue performance for the remainder of 2014.
As discussed in Note 2 to the interim consolidated financial statements, on October 1, 2013, the Company sold its active pharmaceutical ingredient (“API”) manufacturing business and, effective December 31, 2013, certain related products within Diversified Brands. In November 2013, Merck sold the U.S. rights to certain ophthalmic products and in January 2014 sold the U.S. marketing rights to Saphris. The aggregate sales in 2013 associated with these divested assets were approximately $570 million. The sales in 2013 associated with the divested products were approximately $420 million of which approximately $380 million related to the Pharmaceutical segment and $40 million related to the Consumer Care segment. The sales recorded in 2013 associated with the divested API manufacturing business were approximately $150 million and related to non-segment revenues.
In addition to the above transactions, other divestitures that remain pending will also negatively impact future sales upon closing. Sales in 2013 of the OTC business being sold to Bayer include Consumer Care segment sales of $1.9 billion, as well as Pharmaceutical segment sales of approximately $200 million related to sale of the prescription rights to Claritin and Afrin. In addition, sales of the ophthalmic products in the international markets being divested to Santen (most of which closed on July 1, 2014) were approximately $400 million in 2013 and related to the Pharmaceutical segment.

Sales of the Company’s products were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013
Primary Care and Women’s Health
Cardiovascular
Zetia	$717	$650	$1,328	$1,279
Vytorin	417	417	777	810
Diabetes
Januvia	1,058	1,072	1,916	1,956
Janumet	519	474	995	883
General Medicine and Women’s Health
NuvaRing	178	171	346	322
Implanon	119	102	221	187
Follistim AQ	102	134	213	257
Dulera	103	79	205	147
Hospital and Specialty
Hepatitis
PegIntron	103	142	216	268
Victrelis	46	116	105	226
HIV
Isentress	453	412	843	775
Hospital
Cancidas	156	163	322	326
Invanz	134	120	249	230
Noxafil	98	71	172	136
Bridion	82	69	155	131
Primaxin	81	85	151	168
Immunology
Remicade	607	527	1,211	1,076
Simponi	174	120	330	228
Other
Cosopt/Trusopt	100	103	198	209
Oncology
Emend	144	135	266	250
Temodar	93	219	176	434
Diversified Brands
Respiratory
Nasonex	258	325	570	711
Singulair	284	281	554	618
Clarinex	69	64	131	125
Other
Cozaar/Hyzaar	214	255	419	522
Arcoxia	141	121	268	242
Fosamax	121	144	245	281
Zocor	69	74	133	156
Propecia	58	67	131	135
Remeron	40	53	90	106
Vaccines (1)
Gardasil	409	383	792	773
ProQuad/M-M-R II/Varivax	326	339	606	611
RotaTeq	147	144	316	306
Zostavax	156	141	298	309
Pneumovax 23	102	108	203	219
Other pharmaceutical (2)	1,209	1,430	2,387	2,789
Total Pharmaceutical segment sales	9,087	9,310	17,538	18,201
Other segment sales (3)	1,796	1,631	3,336	3,343
Total segment sales	10,883	10,941	20,874	21,544
Other (4)	51	69	324	137
	$10,934	$11,010	$21,198	$21,681

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

(3)
Represents the non-reportable segments of Animal Health, Consumer Care and Alliances. The Alliances segment includes revenue from the Company’s relationship with AZLP. Effective July 1, 2014, the Company no longer records supply sales from AZLP.

(4)
Other revenues are primarily comprised of miscellaneous corporate revenues, sales related to divested products or businesses, and other supply sales not included in segment results. Other revenues in the first six months of 2014 include $232 million received by Merck in connection with the sale of the U.S. marketing rights to Saphris. Other revenues also include third-party manufacturing sales, a substantial portion of which was divested in October 2013.

The provision for discounts includes indirect customer discounts that occur when a contracted customer purchases directly through an intermediary wholesale purchaser, known as chargebacks, as well as indirectly in the form of rebates owed based upon definitive contractual agreements or legal requirements with private sector and public sector (Medicaid and Medicare Part D) benefit providers, after the final dispensing of the product by a pharmacy to a benefit plan participant. These discounts, in the aggregate, reduced sales by $1.7 billion and $1.3 billion for the three months ended June 30, 2014 and 2013, respectively, and by $3.1 billion and $2.5 billion for the six months ended June 30, 2014 and 2013, respectively. Inventory levels at key U.S. wholesalers for each of the Company’s major pharmaceutical products are generally less than one month.
Pharmaceutical Segment
Primary Care and Women’s Health
Cardiovascular
Combined global sales of Zetia and Vytorin (ezetimibe/simvastatin), medicines for lowering LDL cholesterol were $1.1 billion in the second quarter of 2014, an increase of 6% compared with the second quarter of 2013 including a 1% favorable effect from foreign exchange. Combined global sales of Zetia and Vytorin were $2.1 billion in the first six months of 2014, an increase of 1% compared with the same period in 2013.
Worldwide sales of Zetia (marketed outside the United States as Ezetrol), a cholesterol absorption inhibitor, were $717 million in the second quarter of 2014 and $1.3 billion in the first six months of 2014, increases of 10% and 4%, respectively, compared with the same periods of 2013. Foreign exchange unfavorably affected global sales performance by 1% in the first six months of 2014. The increase in both periods was driven primarily by higher sales in the United States reflecting higher pricing and, for the second quarter of 2014, increased wholesaler purchases.
Global sales of Vytorin (marketed outside the United States as Inegy), a combination product containing the active ingredients of both Zetia and Zocor (simvastatin), a statin for modifying cholesterol, were $417 million in the second quarter of 2014, essentially flat as compared with the second quarter of 2013, and were $777 million in the first six months of 2014, a decline of 4% compared with the first six months of 2013. Foreign exchange favorably affected global sales performance by 2% and 1% in the second quarter and first six months of 2014, respectively. The sales decline in the year-to-date period primarily reflects lower volumes in the United States.
The IMPROVE-IT trial is an approximately 18,000 patient, event-driven cardiovascular outcomes study evaluating ezetimibe/simvastatin against simvastatin alone in patients presenting with acute coronary syndrome. Based on the targeted number of 5,250 clinical endpoints and the rate of event reporting, the trial is projected to conclude later in 2014. After final data collection and confirmation, and analysis of key endpoints, the results will be presented at a scientific meeting. If the results of the IMPROVE-IT trial fail to demonstrate an incremental benefit of ezetimibe/simvastatin on cardiovascular morbidity and mortality over and above that demonstrated for simvastatin, sales of Zetia and Vytorin could be materially adversely affected and, if so, the Company may take non-cash impairment charges with respect to the carrying values of the Zetia and Vytorin intangible assets, which were $4.2 billion and $2.3 billion, respectively, at June 30, 2014 and such charges could be material.
Diabetes
Worldwide combined sales of Januvia (sitagliptin) and Janumet, medicines that help lower blood sugar levels in adults with type 2 diabetes, were $1.6 billion in the second quarter of 2014, an increase of 2% compared with the second quarter of 2013, and were $2.9 billion in the first six months of 2014, an increase of 3% compared with the same period in 2013.
Global sales of Januvia, Merck’s dipeptidyl peptidase-4 (“DPP-4”) inhibitor for the treatment of type 2 diabetes, were $1.1 billion in the second quarter of 2014, a decrease of 1% compared with the second quarter of 2013, driven by lower sales in Japan due to pricing, partially offset by volume growth in Europe. In April 2014, all DPP-4 inhibitors, including Januvia, were subject to repricing in Japan. Worldwide sales of Januvia were $1.9 billion for the first six months of 2014, a decline of 2% compared with the first six months of 2013, driven primarily by lower sales in Japan, reflecting lower volumes and lower pricing, partially offset by volume growth in Europe. Foreign exchange unfavorably affected global sales performance by 1% in the first six months of 2014.
The Trial Evaluating Cardiovascular Outcomes after treatment with Sitagliptin (“TECOS”), an event-driven, cardiovascular outcomes study for sitagliptin, began in 2008 and has over 14,000 patients enrolled. TECOS will evaluate the impact of sitagliptin when added to usual care compared to usual care without sitagliptin in a large, high-risk type 2 diabetes population across multiple countries. TECOS is expected to be completed later in 2014 with results presented in 2015.
Worldwide sales of Janumet, Merck’s oral antihyperglycemic agent that combines sitagliptin (Januvia) with metformin in a single tablet, grew 9% in the second quarter of 2014 to $519 million compared with the second quarter of 2013 driven largely by volume growth in Europe. Foreign exchange favorably affected global sales performance by 1% in the second quarter of 2014. Global sales of Janumet grew 13% in the first six months of 2014 to $995 million compared with the same period of 2013 driven primarily by volume growth across the emerging markets and in Europe.

General Medicine and Women’s Health
Worldwide sales of NuvaRing (etonogestrel/ethinyl estradiol vaginal ring), a vaginal contraceptive product, increased 4% in the second quarter of 2014 to $178 million and grew 7% in the first six months of 2014 to $346 million compared with the same periods in 2013. The sales growth in both periods primarily reflects higher pricing in the United States.
Worldwide sales of Implanon (etonogestrel implant), a single-rod subdermal contraceptive implant, grew 16% to $119 million in the second quarter of 2014 and increased 18% to $221 million in the first six months of 2014 compared with the same periods of 2013 driven primarily by higher demand in the United States.
Global sales of Follistim AQ (follitropin beta injection) (marketed in most countries outside the United States as Puregon), a fertility treatment, declined 24% in the second quarter of 2014 to $102 million and decreased 17% in the first six months of 2014 to $213 million compared with the same periods in 2013. The sales declines were driven largely by lower volumes in the United States. Foreign exchange unfavorably affected global sales performance by 1% in both the second quarter and first six months of 2014.
Global sales of Dulera Inhalation Aerosol, a combination medicine for the treatment of asthma, were $103 million in the second quarter of 2014 compared with $79 million in the second quarter of 2013 and were $205 million in the first six months of 2014 compared with $147 million in the first six months of 2013. Sales growth in both periods was driven by higher demand in the United States.
Hospital and Specialty
Hepatitis
Worldwide sales of PegIntron, a treatment for chronic hepatitis C, were $103 million in the second quarter of 2014 and $216 million in the first six months of 2014, declines of 27% and 19%, respectively, compared with the same periods in 2013. The sales declines were driven by lower volumes in nearly all regions, particularly within the emerging markets, as the availability of new therapeutic options has resulted in loss of market share or patient treatment delays in markets anticipating the availability of new therapeutic options. Foreign exchange unfavorably affected global sales performance by 1% and 2% in the second quarter and first six months of 2014, respectively.
Worldwide sales of Victrelis, an oral medicine for the treatment of chronic hepatitis C, were $46 million in the second quarter of 2014, a decline of 60% compared with the second quarter of 2013, and were $105 million in the first six months of 2014, a decline of 53% compared with the same period in 2013. The sales declines were driven by lower volumes in nearly all regions, particularly within the United States, as the availability of new therapeutic options has resulted in loss of market share or patient treatment delays in markets anticipating the availability of new therapeutic options.
Sales of the Company’s products indicated for the treatment of chronic hepatitis C including PegIntron and Victrelis discussed above, as well as Rebetol (ribavirin USP), continue to be adversely affected by new therapeutic options becoming available as discussed above. During the second quarter, these trends accelerated more rapidly than previously anticipated by the Company, which led to changes in the cash flow assumptions for both PegIntron and Victrelis. These revisions to cash flows indicated that the PegIntron and Victrelis intangible asset values were not recoverable on an undiscounted cash flows basis. The Company utilized market participant assumptions to determine its best estimate of the fair values of the intangible assets related to PegIntron and Victrelis that, when compared with their related carrying values, resulted in impairment charges of $523 million and $137 million, respectively, in the second quarter of 2014 recorded within Materials and production costs. In the event that the availability of new treatment options adversely affects sales of products currently marketed by the Company for the treatment of chronic hepatitis C to a greater extent than anticipated by the Company, or in the event other circumstances arise that significantly reduce cash flow projections for these products, the Company may record additional intangible asset impairment charges in the future and such charges could be material. The remaining carrying value of the intangible assets related to these three products was $552 million in the aggregate at June 30, 2014.
HIV
Global sales of Isentress, an HIV integrase inhibitor for use in combination with other antiretroviral agents for the treatment of HIV-1 infection, grew 10% in the second quarter of 2014 to $453 million and increased 9% in the first six months of 2014 to $843 million compared with the same periods in 2013 reflecting growth in Europe, Latin America and the United States.
Hospital
Global sales of Cancidas (caspofungin acetate), an anti-fungal product, declined 5% in the second quarter of 2014 to $156 million driven largely by the timing of shipments in China. Sales of Cancidas decreased 1% in the first six months of 2014 to $322 million. Foreign exchange favorably affected global sales performance by 2% in the second quarter of 2014 and by 1% in the first six months of 2014.
Bridion (sugammadex sodium injection), for the reversal of certain muscle relaxants used during surgery, is approved and has been launched in many countries outside of the United States. Sales of Bridion grew 20% to $82 million in the second quarter of 2014 and rose 18% to $155 million in the first six months of 2014 compared with the same periods of 2013. Sales growth in both periods was driven by volume growth in most markets. Foreign exchange unfavorably affected global sales performance by 1% and 5% in the second quarter and first six months of 2014, respectively. In September 2013, the Company received a Complete Response Letter (“CRL”) from the FDA for the resubmission of the New Drug Application (“NDA”) for sugammadex sodium injection (see “Research and Development” below).
Immunology
Sales of Remicade, a treatment for inflammatory diseases (marketed by the Company in Europe, Russia and Turkey), were $607 million in the second quarter of 2014 and $1.2 billion for the first six months of 2014, increases of 15% and 13%, respectively, compared with the same periods of 2013. Foreign exchange favorably affected sales performance by 6% and 5% in the second quarter and first six months of 2014, respectively. Sales growth in both periods reflects volume growth in Europe. In September 2013, the European Commission (the “EC”) approved an infliximab biosimilar. While the Company is experiencing generic competition in certain smaller European markets, the Company anticipates a more substantial decline in Remicade sales following loss of market exclusivity in major European markets in February 2015.
Sales of Simponi, a once-monthly subcutaneous treatment for certain inflammatory diseases (marketed by the Company in Europe, Russia and Turkey), were $174 million in the second quarter of 2014 compared with $120 million in the second quarter of 2013 and were $330 million in the first six months of 2014 compared with $228 million in the first six months of 2013. Sales growth was driven by continued launch activities, as well as a positive impact from the ulcerative colitis indication. In September 2013, the EC approved Simponi for the treatment of adult patients with moderately to severely active ulcerative colitis who have had an inadequate response to conventional therapy or who are intolerant to or have medical contraindications for such therapies.
Other
Worldwide sales of ophthalmic products Cosopt and Trusopt declined 3% to $100 million in the second quarter of 2014 and declined 5% to $198 million in the first six months of 2014 compared with the same periods in 2013. Foreign exchange unfavorably affected global sales performance by 3% in the first six months of 2014. The decline was driven in part by the divestiture of the U.S. rights to Cosopt and Cosopt PF as noted below. Additionally, the patent for Cosopt expired in a number of major European markets in March 2013 and the Company is experiencing sales declines in those markets. The patents that provided market exclusivity for Trusopt in a number of major European markets had previously expired. The sales declines in the United States and Europe were partially offset by volume growth in Japan.
In November 2013, Merck sold the U.S. rights to ophthalmic products Cosopt and Cosopt PF, as well as AzaSite to Akorn, Inc (“Akorn”). Also, as discussed above, in May 2014, Merck entered into an agreement to sell certain ophthalmic products, including Cosopt and Trusopt, to Santen in Japan and markets in Europe and Asia Pacific. The transaction closed in most markets on July 1, 2014. The remaining markets continue to be subject to certain closing conditions and are expected to close by the end of 2014. Merck will continue to sell its ophthalmic products in markets not included in the transactions with Santen and Akorn.
Merck’s sales of Saphris (asenapine), an antipsychotic indicated for the treatment of schizophrenia and bipolar I disorder in adults, were $21 million and $42 million in the second quarter of 2014 and 2013, respectively, and were $46 million and $73 million in the first six months of 2014 and 2013, respectively. In January 2014, Merck sold the U.S. marketing rights to Saphris to Forest Laboratories, Inc. (“Forest”). Under the terms of the agreement, Forest made upfront payments of $232 million, which are reflected in Sales in the first six months of 2014, and will make additional payments to Merck based on defined sales milestones. In addition, as part of this transaction, Merck has agreed to supply product to Forest until patent expiry. Asenapine, sold under the brand name Sycrest, is also approved in the EU for the treatment of bipolar I disorder in adults. Under a commercialization agreement for Sycrest sublingual tablets (5 mg, 10 mg), H. Lundbeck A/S makes product supply payments in exchange for exclusive commercial rights to Sycrest in all markets outside the United States, China and Japan. During the second quarter of 2013, the Company recorded an impairment charge on the Saphris/Sycrest intangible asset (see Note 6 to the interim consolidated financial statements).
Oncology
Global sales of Emend (aprepitant), for the prevention of chemotherapy-induced and post-operative nausea and vomiting, were $144 million in the second quarter of 2014, an increase of 7% compared with the second quarter of 2013, and were $266 million in the first six months of 2014, an increase of 6% compared with the same period in 2013. The sales growth in both periods largely reflects volume growth in the United States and Europe. Foreign exchange favorably affected global sales performance by 1% in the second quarter of 2014.
Sales of Temodar (marketed as Temodal outside the United States), a treatment for certain types of brain tumors, dropped 57% to $93 million in the second quarter of 2014, and declined 59% to $176 million in the first six months of 2014 compared with the same periods of 2013. Foreign exchange unfavorably affected global sales performance by 1% and 2% in the second quarter and first six months of 2014, respectively. The sales declines were driven primarily by generic competition in the United States. As previously disclosed, by agreement, a generic manufacturer launched a generic version of Temodar in the United States in August 2013. The U.S. patent and exclusivity periods otherwise expired in February 2014. Accordingly, the Company is experiencing a significant sales decline in the United States and expects the decline to continue.
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
Respiratory
Global sales of Nasonex, an inhaled nasal corticosteroid for the treatment of nasal allergy symptoms, declined 21% to $258 million in the second quarter of 2014 and decreased 20% to $570 million in the first six months of 2014 compared with the same periods of 2013. Foreign exchange unfavorably affected global sales performance by 1% and 2% in the second quarter and first six months of 2014, respectively. The declines were driven primarily by lower volumes in the United States, as well as by lower volumes in Europe and Canada from generic competition. By agreement, generic manufacturers were able to launch a generic version of Nasonex in most European markets on January 1, 2014 and generic versions of Nasonex have since launched in several of these markets. Accordingly, the Company is experiencing a rapid decline in Nasonex sales in Europe in 2014. In 2009, Apotex Inc. and Apotex Corp. (collectively, “Apotex”) filed an application with the FDA seeking approval to sell its generic version of Nasonex. In June 2012, the U.S. District Court for the District of New Jersey ruled against the Company in a patent infringement suit against Apotex holding that Apotex’s generic version of Nasonex does not infringe on the Company’s formulation patent. In June 2013, the Court of Appeals for the Federal Circuit issued a decision affirming the U.S. District Court decision and the Company has exhausted all of its appeal options. If Apotex’s generic version becomes available, significant losses of U.S. Nasonex sales could occur and the Company may take a non-cash impairment charge with respect to the carrying value of the Nasonex intangible asset, which was $1.0 billion at June 30, 2014. If the Nasonex intangible asset is determined to be impaired, the impairment charge could be material. U.S. sales of Nasonex were $681 million for the full year of 2013.
Worldwide sales of Singulair, a once-a-day oral medicine for the chronic treatment of asthma and for the relief of symptoms of allergic rhinitis, were $284 million in the second quarter of 2014, an increase of 1% compared with the second quarter of 2013 including a 2% unfavorable effect from foreign exchange, reflecting higher sales in Japan due to the timing of shipments, partially offset by lower sales in Europe as a result of generic competition. Global sales of Singulair were $554 million for the first six months of 2014, a decline of 10% compared with the same period of 2013 including a 5% unfavorable effect from foreign exchange, driven primarily by lower sales in Europe as a result of generic competition, partially offset by higher sales in Japan due to the timing of shipments. The patents that provided market exclusivity for Singulair expired in a number of major European markets in February 2013 and the Company experienced a significant and rapid decline in Singulair sales in those markets following the patent expiries and expects the decline to continue.
Other
Global sales of Cozaar and its companion agent Hyzaar (a combination of Cozaar and hydrochlorothiazide), treatments for hypertension, were $214 million in the second quarter of 2014, a decline of 16% compared with the second quarter of 2013, and were $419 million for the first six months of 2014, a decline of 20% compared with the same period of 2013. Foreign exchange unfavorably affected global sales performance by 2% and 4% for the second quarter and first six months of 2014, respectively. The patents that provided market exclusivity for Cozaar and Hyzaar in the United States and in most major international markets have expired. Accordingly, the Company is experiencing declines in Cozaar and Hyzaar sales and expects the declines to continue.
Worldwide sales of Fosamax (alendronate sodium) (marketed as Fosamac in Japan) and Fosamax Plus D (alendronate sodium/cholecalciferol) (marketed as Fosavance throughout the European Union (the “EU”)) for the treatment and, in the case of Fosamax, prevention of osteoporosis declined 16% to $121 million in the second quarter of 2014 and 13% to $245 million in the first six months of 2014 compared with the same periods of 2013 driven by declines in nearly all regions. These medicines have lost market exclusivity in the United States and in most major international markets. The Company expects the sales declines within the Fosamax product franchise to continue.
Other products contained in Diversified Brands include among others, Clarinex (desloratadine), a non-sedating antihistamine; Arcoxia (etoricoxib) for the treatment of arthritis and pain; Zocor, a statin for modifying cholesterol; Propecia (finasteride), a product for the treatment of male pattern hair loss, and Remeron (mirtazapine), an antidepressant.
Vaccines
The following discussion of vaccines does not include sales of vaccines sold in most major European markets through Sanofi Pasteur MSD (“SPMSD”), the Company’s joint venture with Sanofi Pasteur, the results of which are reflected in Equity income from affiliates (see “Selected Joint Venture and Affiliate Information” below). Supply sales to SPMSD, however, are included.
Merck’s sales of Gardasil (Human Papillomavirus Quadrivalent [Types 6, 11, 16 and 18] Vaccine, Recombinant), a vaccine to help prevent certain diseases caused by four types of human papillomavirus (“HPV”), grew 7% in the second quarter of 2014 to $409 million and increased 3% in the first six months of 2014 to $792 million compared with the same periods of 2013. Foreign exchange unfavorably affected global sales performance by 2% and 3% in the second quarter and first six months of 2014, respectively. The results reflect higher public sector purchases in the United States, as well as higher government tenders in Brazil from the national immunization program, partially offset by declines in Asia Pacific and in Japan. In June 2013, the Japanese government suspended active promotion of HPV vaccines.
Merck’s sales of ProQuad (Measles, Mumps, Rubella and Varicella Virus Vaccine Live), a pediatric combination vaccine to help protect against measles, mumps, rubella and varicella, were $94 million in the second quarter of 2014 compared with $82 million in the second quarter of 2013 and were $159 million in the first six months of 2014 compared with $144 million in the first six months of 2013. Merck’s sales of Varivax (Varicella Virus Vaccine Live), a vaccine to help prevent chickenpox (varicella), were $148 million for the second quarter of 2014 compared with $184 million for the second quarter of 2013 and were $284 million in the first six months of 2014 compared with $327 million in the first six months of 2013. Merck’s sales of M‑M‑R II (Measles, Mumps and Rubella Virus Vaccine Live), a vaccine to help protect against measles, mumps and rubella, were $85 million for the second quarter of 2014 compared with $73 million for the second quarter of 2013 and were $163 million in the first six months of 2014 compared with $140 million in the first six months of 2013.
Merck’s sales of RotaTeq (Rotavirus Vaccine, Live Oral, Pentavalent), a vaccine to help protect against rotavirus gastroenteritis in infants and children, were $147 million in the second quarter of 2014 and $316 million in the first six months of 2014, increases of 3% compared with the same periods in 2013, reflecting higher sales in the United States. Volume growth in Japan and certain emerging markets also contributed to the sales increase in the year-to-date period. Foreign exchange unfavorably affected global sales performance by 1% in the first six months of 2014.
Merck’s sales of Zostavax (Zoster Vaccine Live), a vaccine to help prevent shingles (herpes zoster) in adults 50 years of age and older, were $156 million in the second quarter of 2014, an increase of 11% compared with the second quarter of 2013, driven primarily by ongoing launches in the Asia Pacific region. Foreign exchange favorably affected global sales performance by 1% in the second quarter of 2014. Merck’s sales of Zostavax were $298 million for the first six months of 2014, a decline of 3% compared with the same period of 2013, driven by lower demand in the United States, as well as in Canada, partially offset by higher sales in the Asia Pacific region due to ongoing launches. The Company is continuing to educate U.S. customers on the broad managed care coverage for Zostavax and the process for getting reimbursement. Merck is continuing to launch Zostavax outside of the United States.
Other Segments
The Company’s other segments are the Animal Health, Consumer Care and Alliances segments, which are not material for separate reporting. In January 2014, the Company announced that it was evaluating the respective roles of Merck’s Animal Health and Consumer Care businesses in the Company’s strategy for long-term value creation and that it could reach different decisions about the two businesses. In May 2014, the Company announced that it had entered into an agreement to sell its Consumer Care business to Bayer (see “Business Developments” above) and that it will continue to explore ways to augment its Animal Health business. At June 30, 2014, the assets and liabilities of Merck Consumer Care are reflected as held for sale in the Consolidated Balance Sheet.
Animal Health
Animal Health includes pharmaceutical and vaccine products for the prevention, treatment and control of disease in all major farm and companion animal species. Animal Health sales are affected by competition and the frequent introduction of generic products. Global sales of Animal Health products totaled $872 million for the second quarter of 2014, growth of 2% compared with the second quarter of 2013, and were $1.7 billion for the first six months of 2014, essentially flat compared with the same period in 2013. Foreign exchange unfavorably affected global sales performance by 1% in both the second quarter and first six months of 2014. Sales growth in both periods was driven primarily by higher sales of companion animal products, reflecting the launch of Bravecto (fluralaner) in Europe and the United States, as well as higher sales of poultry products, partially offset by lower sales of Zilmax (zilpaterol hydrochloride). In August 2013, Merck Animal Health voluntarily suspended sales of Zilmax, a feed supplement for beef cattle, in the United States and Canada. The suspension of Zilmax unfavorably affected Animal Health sales by 7% in both the second quarter and first six months of 2014, respectively, excluding the unfavorable effect of foreign exchange.
In May 2014, Merck announced that the FDA approved Bravecto chewable tablets for dogs to treat fleas and ticks. Bravecto is the first and only treatment that has been shown to quickly and effectively kill fleas and multiple tick species for 12 weeks in a single dose. Bravecto also is effective for eight weeks against Amblyomma americanum ticks.

Consumer Care
Consumer Care products include over-the-counter, foot care and sun care products such as Claritin non-drowsy antihistamines; MiraLAX, for the relief of occasional constipation; Dr. Scholl’s foot care products; and Coppertone sun care products. Consumer Care product sales are affected by competition and consumer spending patterns. Global sales of Consumer Care products were $583 million for the second quarter of 2014, an increase of 19% compared with the second quarter of 2013, and were $1.1 billion in the first six months of 2014, an increase of 6% compared with the same period in 2013. Foreign exchange unfavorably affected global sales performance by 1% and 2% in the second quarter and first six months of 2014, respectively. The sales increase in both periods largely reflect sales reversals recorded in 2013 resulting from the termination in China of certain Consumer Care distribution arrangements together with associated termination costs. Excluding these items, Consumer Care global sales grew 4% in the second quarter of 2014 compared with the second quarter of 2013 and were essentially flat in the first six months of 2014 as compared with the same period in 2013 including a 1% unfavorable effect from foreign exchange in both periods. Sales performance in the second quarter and first six months of 2014 reflects higher sales of Claritin and Coppertone, partially offset by lower sales from the divestiture of certain products to Aspen as discussed above.
Alliances
The alliances segment includes results from the Company’s relationship with AZLP. Revenue from AZLP, primarily relating to sales of Nexium and Prilosec, was $316 million and $245 million in the second quarter of 2014 and 2013, respectively, and was $463 million and $507 million in the first six months of 2014 and 2013, respectively. On June 30, 2014, AstraZeneca exercised its option to buy Merck’s interest in a subsidiary and, through it, Merck’s interest in Nexium and Prilosec. As a result, as of July 1, 2014, the Company no longer records equity income from AZLP and supply sales to AZLP have terminated (see “Selected Joint Venture and Affiliate Information” below).
Costs, Expenses and Other
In October 2013, the Company announced a global restructuring program (the “2013 Restructuring Program”) as part of a global initiative to sharpen its commercial and research and development focus. As part of the program, the Company expects to reduce its total workforce by approximately 8,500 positions. These workforce reductions will primarily come from the elimination of positions in sales, administrative and headquarters organizations, as well as research and development. The Company will also reduce its global real estate footprint and continue to improve the efficiency of its manufacturing and supply network. The Company will continue to hire employees in strategic growth areas of the business as necessary. The Company recorded total pretax costs of $229 million and $389 million in the second quarter and first six months of 2014, respectively, related to this restructuring program. The actions under the 2013 Restructuring Program are expected to be substantially completed by the end of 2015 with the cumulative pretax costs estimated to be approximately $2.5 billion to $3.0 billion. The Company estimates that approximately two-thirds of the cumulative pretax costs will result in cash outlays, primarily related to employee separation expense. Approximately one-third of the cumulative pretax costs are non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested. The Company expects the actions under the 2013 Restructuring Program to result in annual net cost savings of approximately $2.0 billion by the end of 2015. The Company anticipates that the actions under the 2013 Restructuring Program, combined with remaining actions under the Merger Restructuring Program (discussed below), will result in annual net cost savings of $2.5 billion by the end of 2015 compared with full-year 2012 expense levels.
In 2010, subsequent to the Merck and Schering-Plough Corporation (“Schering-Plough”) merger (the “Merger”), the Company commenced actions under a global restructuring program (the “Merger Restructuring Program”) designed to streamline the cost structure of the combined company. Further actions under this program were initiated in 2011. The actions under this program primarily reflect the elimination of positions in sales, administrative and headquarters organizations, as well as from the sale or closure of certain manufacturing and research and development sites and the consolidation of office facilities. The Company recorded total pretax costs of $192 million and $265 million in the second quarter of 2014 and 2013, respectively, and $358 million and $418 million in the first six months of 2014 and 2013, respectively, related to this restructuring program. The non-manufacturing related restructuring actions under the Merger Restructuring Program were substantially completed by the end of 2013. The remaining actions under this program relate to ongoing manufacturing facility rationalizations, which are expected to be substantially completed by 2016. The Company expects the estimated total cumulative pretax costs for this program to be approximately $7.9 billion to $8.2 billion. The Company estimates that approximately two-thirds of the cumulative pretax costs relate to cash outlays, primarily related to employee separation expense. Approximately one-third of the cumulative pretax costs are non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested. The Company expects the Merger Restructuring Program to yield annual savings upon completion of the program of approximately $4.0 billion to $4.6 billion.
In 2008, Merck announced a global restructuring program (the “2008 Restructuring Program”) to reduce its cost structure, increase efficiency, and enhance competitiveness. Pretax costs of $13 million and $54 million were recorded in the second quarter and first six months of 2013, respectively, related to the 2008 Restructuring Program. Any remaining activities under the 2008 Restructuring Program are being accounted for as part of the Merger Restructuring Program effective July 1, 2013.

The Company anticipates that total costs associated with restructuring activities in 2014 for the 2013 Restructuring Program and the Merger Restructuring Program will be in the range of $1.2 billion to $1.5 billion.
The costs associated with all of these restructuring activities are primarily comprised of accelerated depreciation recorded in Materials and production, Marketing and administrative and Research and development and separation costs recorded in Restructuring costs (see Note 2 to the interim consolidated financial statements).
Materials and Production
Materials and production costs were $4.9 billion for the second quarter of 2014, an increase of 14% compared with the second quarter of 2013, and were $8.8 billion for the first six months of 2014, an increase of 7% compared with the first six months of 2013. Costs in the second quarter of 2014 and 2013 include $1.1 billion and $1.2 billion, respectively, and in the first six months of 2014 and 2013 include $2.2 billion and $2.4 billion, respectively, of expenses for the amortization of intangible assets recognized in connection with mergers and acquisitions. In addition, expenses include intangible asset impairment charges of $660 million for the second quarter and first six months of 2014 and $330 million for the second quarter and first six months of 2013 (see Note 6 to the interim consolidated financial statements). Also included in materials and production costs are costs associated with restructuring activities which amounted to $171 million and $93 million in the second quarter of 2014 and 2013, respectively, and $290 million and $136 million in the first six months of 2014 and 2013, respectively, including accelerated depreciation and asset write-offs related to the planned sale or closure of manufacturing facilities. Separation costs associated with manufacturing-related headcount reductions have been incurred and are reflected in Restructuring costs as discussed below.
Gross margin was 55.2% in the second quarter of 2014 compared with 61.1% in the second quarter of 2013 and was 58.5% in the first six months of 2014 compared with 62.0% for the first six months of 2013. The amortization of intangible assets, as well as the restructuring and impairment charges noted above reduced gross margin by 17.4 and 14.6 percentage points for the second quarter of 2014 and 2013, respectively, and by 14.8 and 13.1 percentage points for the first six months of 2014 and 2013, respectively. The gross margin declines were driven primarily by the unfavorable effects of product mix and ongoing generic erosion, as well as inventory write-offs largely related to Victrelis. In the year-to-period, these unfavorable impacts to gross margin were partially offset by the sale of the U.S. marketing rights to Saphris.
Marketing and Administrative
Marketing and administrative expenses declined 5% to $3.0 billion in the second quarter of 2014 and decreased 7% to $5.7 billion in the first six months of 2014 compared with the same periods of 2013. The declines were largely due to lower selling costs and promotional spending. Expenses for the second quarter of 2014 and 2013 include $44 million and $16 million, respectively, and for the first six months of 2014 and 2013 include $75 million and $33 million, respectively, of restructuring costs, related primarily to accelerated depreciation for facilities to be closed or divested. Separation costs associated with sales force reductions have been incurred and are reflected in Restructuring costs as discussed below. Marketing and administrative expenses also include $32 million and $19 million of acquisition and divestiture-related costs in the second quarter of 2014 and 2013, respectively, and $43 million and $42 million for the first six months of 2014 and 2013, respectively, consisting of incremental, third-party integration costs related to the Merger, including costs related to legal entity and systems integration, as well as transaction and certain other costs related to business acquisitions and divestitures.
Research and Development
Research and development expenses were $1.7 billion for the second quarter of 2014, a decline of 21% compared with the second quarter of 2013, and were $3.2 billion for the first six months of 2014, a decline of 19% compared with the same period in 2013. Research and development expenses are comprised of the costs directly incurred by Merck Research Laboratories (“MRL”), the Company’s research and development division that focuses on human health-related activities, which were approximately $900 million and $1.1 billion in the second quarter of 2014 and 2013, respectively, and were $1.8 billion and $2.2 billion for the first six months of 2014 and 2013, respectively. Also included in research and development expenses are costs incurred by other divisions in support of research and development activities, including depreciation, production and general and administrative, as well as licensing activity, certain costs from operating segments, including the Pharmaceutical, Animal Health and Consumer Care segments, which in the aggregate were $721 million and $713 million for the second quarter of 2014 and 2013, respectively, and $1.4 billion and $1.5 billion in the first six months of 2014 and 2013, respectively. The declines in research and development expenses in the second quarter and first six months of 2014 as compared with the same periods of 2013 were driven by cost savings resulting from restructuring activities, targeted reductions and lower clinical development spend as a result of portfolio prioritization.
Research and development expenses also include in-process research and development (“IPR&D”) impairment charges and research and development-related restructuring charges. During the second quarter and first six months of 2013, the Company recorded $234 million and $264 million, respectively, of IPR&D impairment charges. Of the IPR&D impairment charges recorded, approximately $181 million related to the write-off of the intangible asset associated with preladenant as a result of the discontinuation of the clinical development program for this compound. In addition, the Company recorded impairment charges resulting from changes in cash flow assumptions for certain compounds. The remaining impairment charges related to pipeline programs that had previously been deprioritized and were subsequently deemed to have no alternative use during the period. The Company may recognize additional non-cash impairment charges in the future for the cancellation or delay of other pipeline programs that were measured at fair value and capitalized in connection with mergers and acquisitions and such charges could be material. Research and development expenses also reflect accelerated depreciation and asset abandonment costs associated with restructuring activities of $43 million and $14 million in the second quarter of 2014 and 2013, respectively, and $94 million and $29 million for the first six months of 2014 and 2013, respectively.
Restructuring Costs
Restructuring costs, primarily representing separation and other related costs associated with restructuring activities, were $163 million and $155 million for the second quarter of 2014 and 2013, respectively, and were $288 million and $274 million for the first six months of 2014 and 2013, respectively. Costs in the second quarter and first six months of 2014 include $42 million and $48 million, respectively, of costs related to the 2013 Restructuring Program. The remaining costs in 2014 and nearly all of the costs in 2013 related to the Merger Restructuring Program. Separation costs were incurred associated with actual headcount reductions, as well as estimated expenses under existing severance programs for headcount reductions that were probable and could be reasonably estimated. Merck eliminated approximately 1,805 positions in the second quarter of 2014 (1,375 related to the 2013 Restructuring Program and 430 related to the Merger Restructuring Program). During the first six months of 2014, Merck eliminated approximately 3,385 positions (2,595 related to the 2013 Restructuring Program and 790 related to the Merger Restructuring Program). Merck eliminated approximately 680 positions and 1,460 positions in the second quarter and first six months of 2013, respectively, most of which related to the Merger Restructuring Program. These position eliminations are comprised of actual headcount reductions, and the elimination of contractors and vacant positions. Also included in restructuring costs are curtailment, settlement and termination charges associated with pension and other postretirement benefit plans, share-based compensation and shutdown costs. For segment reporting, restructuring costs are unallocated expenses. Additional costs associated with the Company’s restructuring activities are included in Materials and production, Marketing and administrative and Research and development as discussed above.
Equity Income from Affiliates
Equity income from affiliates, which reflects the performance of the Company’s joint ventures and other equity method affiliates, was $92 million in the second quarter of 2014 compared with $116 million in the second quarter of 2013 and was $217 million in the first six months of 2014 compared with $249 million in the first six months of 2013. The declines were driven primarily by lower equity income from AZLP. As noted below, on June 30, 2014, AstraZeneca exercised its option to purchase Merck’s interest in a subsidiary and, through it, Merck’s interest in Nexium and Prilosec. Effective July 1, 2014, the Company no longer records equity income from AZLP. (See “Selected Joint Venture and Affiliate Information” below.)
Other (Income) Expense, Net
Other (income) expense, net was $558 million of income in the second quarter of 2014 compared with $201 million of expense in the second quarter of 2013 driven primarily by a $741 million gain recognized in the second quarter of 2014 related to AstraZeneca’s option exercise (see Note 7 to the interim consolidated financial statements). Other (income) expense, net was $596 million of income for the first six months of 2014 compared with $484 million of expense for the first six months of 2013 driven by the AstraZeneca gain in 2014 noted above, as well as a net gain of $168 million in 2014 related to the sale of the Company’s Sirna Therapeutics, Inc. (“Sirna”) subsidiary (see Note 3 to the interim consolidated financial statements) and lower exchange losses. Exchange losses in the first six months of 2013 include losses from a Venezuelan currency devaluation. In February 2013, the Venezuelan government devalued its currency (Bolívar Fuertes) from 4.30 VEF per U.S. dollar to 6.30 VEF per U.S. dollar. The Company recognized losses due to exchange of approximately $140 million in the first quarter of 2013 resulting from the remeasurement of the local monetary assets and liabilities at the new rate. Since January 2010, Venezuela has been designated hyperinflationary and, as a result, local foreign operations are remeasured in U.S. dollars with the impact recorded in results of operations.
In March 2013, the Venezuelan government announced the creation of a new foreign exchange mechanism called the “Complimentary System of Foreign Currency Acquirement” (known as SICAD1) that operates similar to an auction system and allows entities in specific sectors to bid for U.S. dollars to be used for payments related to international investments and certain intangibles. In March 2014, the Venezuelan government launched another foreign exchange mechanism (known as SICAD2) and indicated that all industry sectors will be able to access SICAD2 and its use will not be restricted as to purpose. Both the SICAD1 and SICAD2 average rates are published by the Central Bank of Venezuela and at June 30, 2014, the average exchange rates inferred were 10.6 VEF per U.S. dollar and 49.98 VEF per U.S. dollar, respectively. Neither SICAD1 nor SICAD2 eliminated or changed the official rate of 6.30 VEF per U.S. dollar. At June 30, 2014, the Company had approximately $600 million (U.S. dollar equivalent at the 6.30 official rate) of net monetary assets in its Venezuelan entities, of which the large majority was cash. Thus far in 2014, the Company has received approximately $130 million from Venezuela for transactions that were settled at the official rate of 6.30 VEF per U.S. dollar, and has approximately $300 million pending approval for future settlement at the official rate. The Company has not used, and does not anticipate using, either SICAD mechanism to settle any transactions. Accordingly, the

Company concluded it was appropriate to continue to use the official rate of 6.30 VEF per U.S. dollar for remeasurement purposes. If circumstances change such that the Company concludes it would be appropriate to use a SICAD rate, or if a devaluation of the official rate occurs, it could result in a significant charge to the Company’s future results of operations.
Segment Profits

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013
Pharmaceutical segment profits	$5,507	$5,693	$10,703	$11,039
Other non-reportable segment profits	814	793	1,513	1,693
Other	(4,430)	(5,241)	(8,234)	(9,937)
Income before income taxes	$1,891	$1,245	$3,982	$2,795
Segment profits are comprised of segment sales less standard costs, certain operating expenses directly incurred by the segment, components of equity income or loss from affiliates and depreciation and amortization expenses. For internal management reporting presented to the chief operating decision maker, Merck does not allocate materials and production costs, other than standard costs, the majority of research and development expenses or general and administrative expenses, nor the cost of financing these activities. Separate divisions maintain responsibility for monitoring and managing these costs, including depreciation related to fixed assets utilized by these divisions and, therefore, they are not included in segment profits. Also excluded from the determination of segment profits are the amortization of purchase accounting adjustments and other acquisition-related costs, intangible asset impairment charges, restructuring costs, taxes paid at the joint venture level and a portion of equity income. Additionally, segment profits do not reflect other expenses from corporate and manufacturing cost centers and other miscellaneous income or expense. These unallocated items, including the gain on AstraZeneca’s option exercise, are reflected in “Other” in the above table. Also included in “Other” are miscellaneous corporate profits (losses), as well as operating profits (losses) related to third-party manufacturing sales, divested products or businesses, and other supply sales.
Pharmaceutical segment profits declined 3% in both the second quarter and first six months of 2014 as compared with the same periods in 2013, driven primarily by the unfavorable effects of product mix and loss of market exclusivity for certain products, partially offset by cost savings from productivity measures.
Taxes on Income
The effective income tax rates of (7.5)% and 24.9% for the second quarter of 2014 and 2013, respectively, and 5.5% and 8.7% for the first six months of 2014 and 2013, respectively, reflect the impacts of acquisition-related costs and restructuring costs, partially offset by the beneficial impact of foreign earnings. The effective income tax rates for the second quarter and first six months of 2014 also reflect a net tax benefit of $517 million recorded in connection with AstraZeneca’s option exercise (see Note 7 to the interim consolidated financial statements). In addition, the effective income tax rate for the first six months of 2014 includes a benefit of approximately $300 million associated with a capital loss generated in the first quarter related to the sale of Sirna. The effective income tax rates for the second quarter and first six months of 2013 also reflect net benefits from reductions in tax reserves upon expiration of applicable statute of limitations. Additionally, the effective income tax rate for the first six months of 2013 reflects the favorable impact of tax legislation enacted in the first quarter of 2013 that extended the R&D tax credit for both 2012 and 2013, as well as an out-of-period net tax benefit of approximately $160 million associated with the resolution of a previously disclosed federal income tax issue (see Note 13 to the interim consolidated financial statements).
Net Income and Earnings per Common Share
Net income attributable to Merck & Co., Inc. was $2.0 billion for the second quarter of 2014 compared with $906 million for the second quarter of 2013 and was $3.7 billion for the first six months of 2014 compared with $2.5 billion for the first six months of 2013. Earnings per common share assuming dilution attributable to Merck & Co., Inc. common shareholders (“EPS”) for the second quarter of 2014 were $0.68 compared with $0.30 in the second quarter of 2013 and were $1.25 for the first six months of 2014 compared with $0.82 for the first six months of 2013. The increases in net income and EPS in the second quarter and first six months of 2014 as compared with the same periods in 2013 were due primarily to a gain recognized on AstraZeneca’s option exercise, lower operating expenses, higher favorability from discrete tax items, a net gain related to the divestiture of Sirna and, for the year-to-date period, revenue recognized from the sale of the U.S. marketing rights to Saphris, partially offset by lower sales. EPS in the first six months of 2014 benefited from lower average shares outstanding.
Non-GAAP Income and Non-GAAP EPS
Non-GAAP income and non-GAAP EPS are alternative views of the Company’s performance used by management that Merck is providing because management believes this information enhances investors’ understanding of the Company’s results. Non-GAAP income and non-GAAP EPS exclude certain items because of the nature of these items and the impact that they have on the analysis of underlying business performance and trends. The excluded items consist of acquisition and divestiture-related costs, restructuring costs and certain other items. These excluded items are significant components in understanding and assessing financial performance. Therefore, the information on non-GAAP income and non-GAAP EPS should be considered in addition to, but not in lieu of, net income and EPS prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Additionally, since non-GAAP income and non-GAAP EPS are not measures determined in accordance with GAAP, they have no standardized meaning prescribed by GAAP and, therefore, may not be comparable to the calculation of similar measures of other companies.
Non-GAAP income and non-GAAP EPS are important internal measures for the Company. Senior management receives a monthly analysis of operating results that includes non-GAAP income and non-GAAP EPS and the performance of the Company is measured on this basis along with other performance metrics. Senior management’s annual compensation is derived in part using non-GAAP income and non-GAAP EPS.

A reconciliation between GAAP financial measures and non-GAAP financial measures is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions except per share amounts)	2014	2013	2014	2013
Pretax income as reported under GAAP	$1,891	$1,245	$3,982	$2,795
Increase (decrease) for excluded items:
Acquisition and divestiture-related costs	1,756	1,768	2,893	3,005
Restructuring costs	421	278	747	472
Other items:
Gain on AstraZeneca option exercise	(741)	—	(741)	—
Other	—	(13)	—	(13)
	3,327	3,278	6,881	6,259
Taxes on income as reported under GAAP	(142)	310	218	244
Estimated tax benefit on excluded items (1)	947	409	1,214	688
Tax benefit related to sale of Sirna Therapeutics, Inc. subsidiary	—	—	300	—
Net tax benefit from resolution of federal income tax issue	—	—	—	160
	805	719	1,732	1,092
Non-GAAP net income	2,522	2,559	5,149	5,167
Less: Net income attributable to noncontrolling interests	29	29	55	52
Non-GAAP net income attributable to Merck & Co., Inc.	$2,493	$2,530	$5,094	$5,115

EPS assuming dilution as reported under GAAP	$0.68	$0.30	$1.25	$0.82
EPS difference (2)	0.17	0.54	0.47	0.87
Non-GAAP EPS assuming dilution	$0.85	$0.84	$1.72	$1.69

(1)	Amounts in 2014 include a net benefit of $517 million recorded in connection with AstraZeneca’s option exercise.

(2)
Represents the difference between calculated GAAP EPS and calculated non-GAAP EPS, which may be different than the amount calculated by dividing the impact of the excluded items by the weighted-average shares for the applicable period.

Acquisition and Divestiture-Related Costs
Non-GAAP income and non-GAAP EPS exclude the impact of certain amounts recorded in connection with mergers, acquisitions and divestitures. These amounts include the amortization of intangible assets, as well as intangible asset impairment charges. Also excluded are incremental, third-party integration costs associated with the Merger, such as costs related to legal entity and systems integration, as well as transaction and certain other costs associated with business acquisitions and divestitures. These costs are excluded because management believes that these costs are not representative of ongoing normal business activities.
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
Certain Other Items
Non-GAAP income and non-GAAP EPS exclude certain other items. These items represent substantive, unusual items that are evaluated on an individual basis. Such evaluation considers both the quantitative and the qualitative aspect of their unusual nature and generally represent items that, either as a result of their nature or magnitude, management would not anticipate that they would occur as part of the Company’s normal business on a regular basis. Excluded from non-GAAP income and non-GAAP EPS is a gain recognized in conjunction with AstraZeneca’s option exercise, including a related net tax benefit on the transaction (see Note 7 to the interim consolidated financial statements), a tax benefit from the sale of Sirna (see Note 3 to the interim consolidated financial statements) and a tax benefit from the resolution of a federal income tax issue (see Note 13 to the interim consolidated financial statements).
Research and Development Update
In May 2014, Merck announced that the FDA approved Zontivity (vorapaxar), a protease-activated receptor-1 (PAR-1) antagonist for the reduction of thrombotic cardiovascular events in patients with a history of myocardial infarction or with peripheral arterial disease. The prescribing information for Zontivity includes a boxed warning regarding bleeding risk. Zontivity is not for use in patients with a history of stroke, transient ischemic attack or intracranial hemorrhage, or with active pathological bleeding.
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
In May 2014, Merck announced that the FDA has accepted for review the Biologics License Application (“BLA”) for pembrolizumab (MK-3475), Merck’s investigational anti-PD-1 antibody, for the treatment of unresectable or metastatic melanoma in patients who have been previously treated with ipilimumab. The FDA granted Priority Review designation with a Prescription Drug User Fee Act (“PDUFA”) date of October 28, 2014 and the pembrolizumab BLA will be reviewed under FDA’s Accelerated Approval program. The FDA previously granted pembrolizumab Breakthrough Therapy designation for advanced melanoma, the most dangerous type of skin cancer. The designation of an investigational drug as a Breakthrough Therapy is intended to expedite the development and review of a candidate that is planned for use, alone or in combination, to treat a serious or life-threatening disease or condition when preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. If approved by the FDA, pembrolizumab has the potential to be the first anti-PD-1 antibody in a new class of immune checkpoint modulators in the United States. In June 2014, Merck announced the European Medicines Agency (the “EMA”) accepted for review a Marketing Authorization Application (“MAA”) for pembrolizumab for the treatment of advanced melanoma. If approved by the EC, pembrolizumab has the potential to be the first anti-PD-1 antibody in Europe. Additional regulatory filings in other countries outside of Europe are planned by the end of 2014.
The pembrolizumab clinical development program also includes studies across a broad range of cancer types including: bladder, colorectal, gastric, head and neck, melanoma, non-small cell lung, renal, triple negative breast and hematological malignancies. In addition, the Company has announced four collaborations with other pharmaceutical companies to evaluate novel combination regimens with pembrolizumab.

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
In July 2014, Merck received a CRL from the FDA for its NDA for MK-8962, corifollitropin alfa injection, a sustained follicle stimulant for controlled ovarian stimulation in women participating in assisted reproductive technologies. Merck is evaluating the information provided in the CRL. Corifollitropin alfa injection is marketed as Elonva in certain markets outside the United States.
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
In June 2014, MK-5172A, an all-oral combination regimen consisting of MK-5172, an investigational hepatitis C virus (“HCV”) NS3/4A protease inhibitor, and MK-8742, an investigational HCV NS5A replication complex inhibitor, began Phase 3 clinical trials. MK-5172A was granted Breakthrough Therapy designation in October 2013 by the FDA for treatment of chronic HCV infection. MK-5172A is being investigated in a broad clinical program that includes studies in patients with multiple HCV genotypes who are treatment-naïve, treatment failures as well as other important HCV subpopulations such as patients with cirrhosis and those co-infected with HIV.
In August 2014, Merck completed the acquisition of Idenix for approximately $3.85 billion. Idenix is a biopharmaceutical company engaged in the discovery and development of medicines for the treatment of human viral diseases, whose primary focus is on the development of next-generation oral antiviral therapeutics to treat HCV infection. Idenix currently has three HCV drug candidates in clinical development: two nucleotide prodrugs (IDX21437 and IDX21459) and a NS5A inhibitor (samatasvir). These novel candidates are being evaluated for their potential inclusion in the development of all oral, pan-genotypic fixed-dose combination regimens.
In May 2014, Merck and Endocyte, Inc. (“Endocyte”) (the Company’s collaboration partner) announced the withdrawal of the conditional MAA from the EMA for vintafolide for the treatment of adult patients with folate receptor-positive, platinum-resistant ovarian cancer, in combination with pegylated liposomal doxorubicin (“PLD”). The Companies’ decision was based on review of interim data from the PROCEED trial. The PROCEED trial has been terminated based on the Data Safety Monitoring Board’s (the “DSMB”) recommendation that the study be stopped because vintafolide in combination with PLD versus PLD alone did not meet the pre-specified criteria for progression-free survival to allow continuation of the study. The DSMB did not identify any safety concerns for the patients enrolled in the PROCEED trial. In June 2014, Merck returned worldwide rights for vintafolide in all indications to Endocyte.

The chart below reflects the Company’s research pipeline as of July 31, 2014. Candidates shown in Phase 3 include specific products and the date such candidate entered into Phase 3 development. Candidates shown in Phase 2 include the most advanced compound with a specific mechanism or, if listed compounds have the same mechanism, they are each currently intended for commercialization in a given therapeutic area. Small molecules and biologics are given MK-number designations and vaccine candidates are given V-number designations. Except as otherwise noted, candidates in Phase 1, additional indications in the same therapeutic area and additional claims, line extensions or formulations for in-line products are not shown.

Phase 2	Phase 3 (Phase 3 entry date)	Under Review
Alzheimer’s Disease
MK-7622
Asthma
MK-1029
Bacterial Infection
MK-7655
Cancer
MK-2206
Contraception, Medicated IUS
MK-8342
Contraception, Next Generation Ring
MK-8175A
MK-8342B
HIV
MK-1439 (doravirine)
Non-Small Cell Lung Cancer
MK-3475 (pembrolizumab)(1)
Pneumoconjugate Vaccine
V114

Allergy
MK-8237, House Dust Mite (March 2014)(2)
Atherosclerosis
MK-0859 (anacetrapib) (May 2008)
Alzheimer’s Disease
MK-8931 (December 2013)
Clostridium difficile Infection
MK-3415A (actoxumab/bezlotoxumab)
   (November 2011)
CMV Prophylaxis in Transplant Patients
MK-8228 (letermovir) (June 2014)
Diabetes Mellitus
MK-3102 (omarigliptin) (September 2012)
MK-8835 (ertugliflozin) (November 2013)
MK-1293 (February 2014)
Hepatitis C
MK-5172A (June 2014)(3)
Herpes Zoster
V212 (inactivated VZV vaccine) (December 2010)
Osteoporosis
MK-0822 (odanacatib) (September 2007)
Pediatric Hexavalent Combination Vaccine
V419 (April 2011)
Psoriasis
MK-3222 (tildrakizumab) (December 2012)

Fertility
MK-8962 (corifollitropin alfa injection) (U.S.)(4)
Hepatitis C
MK-7009 (vaniprevir) (Japan)
HPV-Related Cancers
V503 (HPV vaccine (9 valent)) (U.S.) (EU)
Insomnia
MK-4305 (suvorexant) (U.S.)(5)
Melanoma
MK-3475 (pembrolizumab) (U.S.) (EU)
Neuromuscular Blockade Reversal
MK-8616 (sugammadex sodium injection)
   (U.S.)(6)
Thrombosis
MK-5348 Zontivity (EU)

Footnotes:
(1)  Phase 2/3 adaptive design.
(2)  North American rights only.
(3)  MK-5172A is the combination of MK-5172 and MK-8742.
(4) In July 2014, Merck received a CRL from the FDA for corifollitropin alfa injection (MK-8962). Merck is evaluating the information provided in the CRL.
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

The pipeline chart above does not reflect candidates obtained in connection with the acquisition of Idenix which closed in August 2014 as discussed above.

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
On June 30, 2014, AstraZeneca exercised its option to purchase Merck’s interest in KBI for $419 million in cash. Of this amount, $327 million reflects an estimate of the fair value of Merck’s interest in Nexium and Prilosec. This portion of the exercise price, which is subject to a true-up in 2018 based on actual sales from closing in 2014 to June 2018, was deferred and will be recognized over time in Other (income) expense, net as the contingency is eliminated as sales occur. The remaining exercise price of $91 million primarily represents a multiple of ten times Merck’s average 1% annual profit allocation in the partnership for the three years prior to exercise. Merck recognized the $91 million as a gain in the second quarter and first six months of 2014 within Other (income) expense, net. As a result of AstraZeneca’s option exercise, the Company’s remaining interest in AZLP was redeemed. Accordingly, the Company also recognized a non-cash gain of approximately $650 million in the second quarter and first six months of 2014 within Other (income) expense, net resulting from the retirement of $2.4 billion of KBI preferred stock (see Note 9 to the interim consolidated financial statements), the elimination of the Company’s $1.4 billion investment in AZLP and a $340 million reduction of goodwill. This transaction resulted in a net tax benefit of $517 million in the second quarter and first six months of 2014 primarily reflecting the reversal of deferred taxes on the AZLP investment balance.
As a result of AstraZeneca exercising its option, as of July 1, 2014, the Company no longer records equity income from AZLP and supply sales to AZLP have terminated.
Sanofi Pasteur MSD
In 1994, Merck and Pasteur Mérieux Connaught (now Sanofi Pasteur S.A.) established an equally-owned joint venture to market vaccines in Europe and to collaborate in the development of combination vaccines for distribution in Europe. Total vaccine sales reported by SPMSD were $213 million and $207 million in the second quarter of 2014 and 2013, respectively, and were $430 million and $437 million for the first six months of 2014 and 2013, respectively. SPMSD sales of Gardasil were $55 million and $61 million for the second quarter of 2014 and 2013, respectively, and were $119 million and $134 million for the first six months of 2014 and 2013, respectively.
The Company records the results from its interest in AZLP and SPMSD in Equity income from affiliates.
Liquidity and Capital Resources

($ in millions)	June 30, 2014	December 31, 2013
Cash and investments	$26,013	$27,256
Working capital	15,659	17,817
Total debt to total liabilities and equity	23.6%	23.7%
Cash provided by operating activities was $4.7 billion in both the first six months of 2014 and 2013. Cash provided by operating activities in the first six months of 2014 includes $232 million received in connection with the sale of the U.S. marketing rights to Saphris. Cash provided by operating activities for the first six months of 2013 includes a payment of $480 million in connection with the previously disclosed settlement of certain litigation. Cash provided by operating activities continues to be the Company’s primary source of funds to finance operating needs, capital expenditures, treasury stock purchases and dividends paid to shareholders. Global economic conditions and ongoing sovereign debt issues, among other factors, have adversely affected foreign receivables in certain European countries (see Note 4 to the interim consolidated financial statements). Additionally, the Company continues to expand in the emerging markets where payment terms tend to be longer. While the Company continues to receive payment on these receivables, these conditions have resulted in an increase in the average length of time it takes to collect accounts receivable outstanding thereby adversely affecting cash provided by operating activities.
Cash used in investing activities was $3.9 billion in the first six months of 2014 compared with $2.3 billion in the first six months of 2013 primarily reflecting higher purchases of securities and other investments, partially offset by higher proceeds from the sales of securities and other investments, cash received from the dispositions of businesses primarily related to the transaction with Aspen (see Note 2 to the interim consolidated financial statements) and cash received in connection with AstraZeneca’s option exercise (see Note 7 to the interim consolidated financial statements). Cash used in financing activities was $6.7 billion in the first six months of 2014 compared with $451 million in the first six months of 2013 driven primarily by lower proceeds from the issuance of debt and a decrease in short-term borrowings, partially offset by lower purchases of treasury stock, lower payments on debt and higher proceeds from the exercise of stock options.
At June 30, 2014, the total of worldwide cash and investments was $26.0 billion, including $13.4 billion of cash, cash equivalents and short-term investments and $12.6 billion of long-term investments. Generally 80%-90% of these cash and investments are held by foreign subsidiaries and would be subject to significant tax payments if such cash and investments were repatriated in the form of dividends. The Company records U.S. deferred tax liabilities for certain unremitted earnings, but when amounts earned overseas are expected to be indefinitely reinvested outside of the United States, no accrual for U.S. taxes is provided. The amount of cash and investments held by U.S. and foreign subsidiaries fluctuates due to a variety of factors including the timing and receipt of payments in the normal course of business. Cash provided by operating activities in the United States continues to be the Company’s primary source of funds to finance domestic operating needs, capital expenditures, a portion of treasury stock purchases and dividends paid to shareholders.
Capital expenditures totaled $507 million and $764 million for the first six months of 2014 and 2013, respectively.

Dividends paid to stockholders were $2.6 billion for both the first six months of 2014 and 2013. In May 2014, the Board of Directors declared a quarterly dividend of $0.44 per share on the Company’s common stock that was paid in July 2014. In July 2014, the Board of Directors declared a quarterly dividend for the fourth quarter of $0.44 per share on the Company’s common stock that is payable in October 2014.
On May 1, 2013, the Company announced that its board of directors authorized additional purchases of up to $15 billion of Merck’s common stock for its treasury. Purchases may be made in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions. During the first six months of 2014, the Company purchased $3.4 billion (60 million shares) for its treasury. As of June 30, 2014, the Company had approximately $7.0 billion remaining under the May share repurchase program.
As discussed above, in May 2014, the Company announced that it had entered into a definitive agreement to sell its MCC business to Bayer for $14.2 billion. The Company expects after-tax proceeds from the sale of MCC to be between $8.0 billion and $9.0 billion. Merck will use the after-tax proceeds, consistent with its capital allocation strategy, to resource those areas within its business that represent the highest potential growth opportunities, such as pembrolizumab (Merck’s investigational anti-PD-1 antibody), to augment the Company’s pipeline with external assets that can create value and to continue to provide return of capital to shareholders. Merck expects to close the sale of MCC in the second half of 2014, subject to customary closing conditions, including regulatory approvals. The Company also announced a worldwide clinical development collaboration with Bayer to market and develop sGC modulators under which Merck will make an upfront payment to Bayer of $1.0 billion with the potential for additional milestone payments upon the achievement of agreed-upon sales goals. Also as discussed above, in August 2014, Merck acquired Idenix for approximately $3.85 billion in cash.
In August 2014, the Company terminated its existing credit facility and entered into a new $6.0 billion, five-year credit facility that matures in August 2019. The facility provides backup liquidity for the Company’s commercial paper borrowing facility and is to be used for general corporate purposes. The Company has not drawn funding from this facility.
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
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board issued amended accounting guidance on revenue recognition that will be applied to all contracts with customers. The objective of the new guidance is to improve comparability of revenue recognition practices across entities and to provide more useful information to users of financial statements through improved disclosure requirements. This guidance is effective for annual and interim periods beginning in 2017. Early adoption is not permitted. The Company is currently assessing the impact of adoption on its consolidated financial statements.
Item 4. Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures over financial reporting for the period covered by this Form 10–Q. Based on this assessment, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2014, the Company’s disclosure controls and procedures are effective.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities for the three months ended June 30, 2014 were as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

			($ in millions)
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
April 1 - April 30	9,218,670	$56.24	$8,693
May 1 - May 31	12,800,899	$56.37	$7,972
June 1 - June 30	17,325,900	$58.06	$6,966
Total	39,345,469	$57.09	$6,966

(1)	All shares purchased during the period were made as part of a plan approved by the Board of Directors in May 2013 to purchase up to $15 billion in Merck shares.

Item 6. Exhibits

Number		Description

3.1	—	Restated Certificate of Incorporation of Merck & Co., Inc. (November 3, 2009) – Incorporated by reference to Current Report on Form 8-K filed on November 4, 2009 (No. 1-6571)

3.2	—	By-Laws of Merck & Co., Inc. (effective February 25, 2014) – Incorporated by reference to Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2013 (No. 1-6571)

31.1	—	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer

31.2	—	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer

32.1	—	Section 1350 Certification of Chief Executive Officer

32.2	—	Section 1350 Certification of Chief Financial Officer

101	—
The following materials from Merck & Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Interim Consolidated Statement of Income, (ii) the Interim Consolidated Statement of Comprehensive Income, (iii) the Interim Consolidated Balance Sheet, (iv) the Consolidated Statement of Cash Flows, and (v) Notes to Interim Consolidated Financial Statements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCK & CO., INC.

Date: August 7, 2014	/s/ Bruce N. Kuhlik
BRUCE N. KUHLIK
Executive Vice President and General Counsel

Date: August 7, 2014	/s/ Rita A. Karachun
RITA A. KARACHUN
Senior Vice President Finance - Global Controller

EXHIBIT INDEX

Number		Description

3.1	—	Restated Certificate of Incorporation of Merck & Co., Inc. (November 3, 2009) – Incorporated by reference to Current Report on Form 8-K filed on November 4, 2009 (No. 1-6571)

3.2	—	By-Laws of Merck & Co., Inc. (effective February 25, 2014) – Incorporated by reference to Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2013 (No. 1-6571)

31.1	—	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer

31.2	—	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer

32.1	—	Section 1350 Certification of Chief Executive Officer

32.2	—	Section 1350 Certification of Chief Financial Officer

101	—
The following materials from Merck & Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Interim Consolidated Statement of Income, (ii) the Interim Consolidated Statement of Comprehensive Income, (iii) the Interim Consolidated Balance Sheet, (iv) the Interim Consolidated Statement of Cash Flows, and (v)  Notes to Interim Consolidated Financial Statements.