Form 10-Q
period 2014-09-30
Merck & Co. Inc.
filed 2014-11-10
CIK 310158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______
Commission File No. 1-6571
Merck & Co., Inc.
One Merck Drive
Whitehouse Station, N.J. 08889-0100
(908) 423-1000

Incorporated in New Jersey	I.R.S. Employer
Identification No. 22-1918501
The number of shares of common stock outstanding as of the close of business on October 31, 2014: 2,850,873,371
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Part I - Financial Information
Item 1. Financial Statements
MERCK & CO., INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF INCOME
(Unaudited, $ in millions except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Sales	$10,557	$11,032	$31,755	$32,713
Costs, Expenses and Other
Materials and production	4,223	4,104	13,019	12,347
Marketing and administrative	2,975	2,803	8,681	8,929
Research and development	1,659	1,660	4,897	5,668
Restructuring costs	376	870	664	1,144
Equity income from affiliates	(24)	(102)	(241)	(351)
Other (income) expense, net	(142)	172	(737)	656
	9,067	9,507	26,283	28,393
Income Before Taxes	1,490	1,525	5,472	4,320
Taxes on Income	648	375	865	618
Net Income	842	1,150	4,607	3,702
Less: Net (Loss) Income Attributable to Noncontrolling Interests	(53)	26	3	79
Net Income Attributable to Merck & Co., Inc.	$895	$1,124	$4,604	$3,623
Basic Earnings per Common Share Attributable to Merck & Co., Inc. Common Shareholders	$0.31	$0.38	$1.58	$1.22
Earnings per Common Share Assuming Dilution Attributable to Merck & Co., Inc. Common Shareholders	$0.31	$0.38	$1.57	$1.20
Dividends Declared per Common Share	$0.44	$0.43	$1.32	$1.29

MERCK & CO., INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited, $ in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Income Attributable to Merck & Co., Inc.	$895	$1,124	$4,604	$3,623
Other Comprehensive Income (Loss) Net of Taxes:
Net unrealized gain (loss) on derivatives, net of reclassifications	254	(102)	149	169
Net unrealized (loss) gain on investments, net of reclassifications	(29)	43	33	(37)
Benefit plan net (loss) gain and prior service (cost) credit, net of amortization	(463)	49	(795)	261
Cumulative translation adjustment	(316)	72	(188)	(409)
	(554)	62	(801)	(16)
Comprehensive Income Attributable to Merck & Co., Inc.	$341	$1,186	$3,803	$3,607
 The accompanying notes are an integral part of these consolidated financial statements.

MERCK & CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited, $ in millions except per share amounts)

	September 30, 2014	December 31, 2013
Assets
Current Assets
Cash and cash equivalents	$11,370	$15,621
Short-term investments	2,977	1,865
Accounts receivable (net of allowance for doubtful accounts of $186 in 2014 and $146 in 2013) (excludes accounts receivable of $275 in 2014 and 2013 classified in Other assets - see Note 4)	6,515	7,184
Inventories (excludes inventories of $1,774 in 2014 and $1,704 in 2013 classified in Other assets - see Note 5)	5,819	6,226
Deferred income taxes and other current assets	4,740	4,763
Assets held for sale	3,302	26
Total current assets	34,723	35,685
Investments	13,492	9,770
Property, Plant and Equipment, at cost, net of accumulated depreciation of $18,761 in 2014 and $18,121 in 2013	13,438	14,973
Goodwill	13,171	12,301
Other Intangibles, Net	20,395	23,801
Other Assets	6,589	9,115
	$101,808	$105,645
Liabilities and Equity
Current Liabilities
Loans payable and current portion of long-term debt	$9,275	$4,521
Trade accounts payable	2,279	2,274
Accrued and other current liabilities	9,808	9,501
Income taxes payable	2,467	251
Dividends payable	1,288	1,321
Liabilities held for sale	810	—
Total current liabilities	25,927	17,868
Long-Term Debt	18,566	20,539
Deferred Income Taxes	4,987	6,776
Other Noncurrent Liabilities	6,968	8,136
Merck & Co., Inc. Stockholders’ Equity
Common stock, $0.50 par value Authorized - 6,500,000,000 shares Issued - 3,577,103,522 shares in 2014 and 2013	1,788	1,788
Other paid-in capital	40,340	40,508
Retained earnings	39,989	39,257
Accumulated other comprehensive loss	(2,998)	(2,197)
	79,119	79,356
Less treasury stock, at cost: 716,260,636 shares in 2014 and 649,576,808 shares in 2013	33,895	29,591
Total Merck & Co., Inc. stockholders’ equity	45,224	49,765
Noncontrolling Interests	136	2,561
Total equity	45,360	52,326
	$101,808	$105,645
The accompanying notes are an integral part of this consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, $ in millions)

	Nine Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities
Net income	$4,607	$3,702
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,118	5,034
Intangible asset impairment charges	1,209	594
Gain on AstraZeneca option exercise	(741)	—
Gain on divestiture of certain ophthalmic products	(396)	—
Equity income from affiliates	(241)	(351)
Dividends and distributions from equity affiliates	132	178
Deferred income taxes	(1,773)	(532)
Share-based compensation	209	210
Other	(50)	287
Net changes in assets and liabilities	950	(494)
Net Cash Provided by Operating Activities	9,024	8,628
Cash Flows from Investing Activities
Capital expenditures	(827)	(1,119)
Purchases of securities and other investments	(16,231)	(13,077)
Proceeds from sales of securities and other investments	11,807	9,823
Acquisition of Idenix Pharmaceuticals, Inc., net of cash acquired	(3,700)	—
Dispositions of businesses, net of cash divested	1,048	—
Proceeds from AstraZeneca option exercise	419	—
Other	(94)	48
Net Cash Used in Investing Activities	(7,578)	(4,325)
Cash Flows from Financing Activities
Net change in short-term borrowings	3,077	151
Proceeds from issuance of debt	1	6,467
Payments on debt	(7)	(515)
Purchases of treasury stock	(6,083)	(6,320)
Dividends paid to stockholders	(3,911)	(3,897)
Proceeds from exercise of stock options	1,381	809
Other	72	(61)
Net Cash Used in Financing Activities	(5,470)	(3,366)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(227)	(298)
Net (Decrease) Increase in Cash and Cash Equivalents	(4,251)	639
Cash and Cash Equivalents at Beginning of Year	15,621	13,451
Cash and Cash Equivalents at End of Period	$11,370	$14,090
The accompanying notes are an integral part of this consolidated financial statement.

Notes to Interim Consolidated Financial Statements (unaudited)

1.	Basis of Presentation
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
The Company recorded total pretax costs of $437 million and $826 million in the third quarter and first nine months of 2014, respectively, and $544 million in the third quarter and first nine months of 2013 related to this restructuring program. Since inception of the 2013 Restructuring Program through September 30, 2014, Merck has recorded total pretax accumulated costs of approximately $2.1 billion and eliminated approximately 4,965 positions comprised of employee separations, as well as the elimination of contractors and vacant positions. The actions under the 2013 Restructuring Program are expected to be substantially completed by the end of 2015 with the cumulative pretax costs estimated to be approximately $2.5 billion to $3.0 billion. The Company estimates that approximately two-thirds of the cumulative pretax costs will result in cash outlays, primarily related to employee separation expense. Approximately one-third of the cumulative pretax costs are non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested.
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
The Company recorded total pretax costs of $175 million and $423 million in the third quarter of 2014 and 2013, respectively, and $533 million and $841 million in the first nine months of 2014 and 2013, respectively, related to this restructuring program. Since inception of the Merger Restructuring Program through September 30, 2014, Merck has recorded total pretax accumulated costs of approximately $7.7 billion and eliminated approximately 27,855 positions comprised of employee separations, as well as the elimination of contractors and vacant positions. Approximately 4,445 position eliminations remain pending under this program as of September 30, 2014, which include the remaining actions under the 2008 Restructuring Program that are being reported as part of the Merger Restructuring Program as discussed below. The non-manufacturing related restructuring actions

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

under the Merger Restructuring Program were substantially completed by the end of 2013. The remaining actions under this program relate to ongoing manufacturing facility rationalizations, which are expected to be substantially completed by 2016. The Company expects the estimated total cumulative pretax costs for this program to be approximately $7.9 billion to $8.2 billion. The Company estimates that approximately two-thirds of the cumulative pretax costs relate to cash outlays, primarily related to employee separation expense. Approximately one-third of the cumulative pretax costs are non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested.
2008 Restructuring Program
In 2008, Merck announced a global restructuring program (the “2008 Restructuring Program”) to reduce its cost structure, increase efficiency, and enhance competitiveness. Pretax costs of $54 million were recorded in the first nine months of 2013 related to the 2008 Restructuring Program. Effective July 1, 2013, any remaining activities under the 2008 Restructuring Program are being accounted for as part of the Merger Restructuring Program.
For segment reporting, restructuring charges are unallocated expenses.
The following tables summarize the charges related to restructuring program activities by type of cost:

	Three Months Ended September 30, 2014				Nine Months Ended September 30, 2014
($ in millions)	Separation Costs	Accelerated Depreciation	Other	Total	Separation Costs	Accelerated Depreciation	Other	Total
2013 Restructuring Program
Materials and production	$—	$5	$—	$5	$—	$189	$17	$206
Marketing and administrative	—	45	—	45	—	92	—	92
Research and development	—	75	6	81	—	160	14	174
Restructuring costs	310	—	(4)	306	387	—	(33)	354
	310	125	2	437	387	441	(2)	826
Merger Restructuring Program
Materials and production	—	67	15	82	—	219	(48)	171
Marketing and administrative	—	29	(6)	23	—	54	(3)	51
Research and development	—	—	—	—	—	—	1	1
Restructuring costs	5	—	65	70	104	—	206	310
	5	96	74	175	104	273	156	533
	$315	$221	$76	$612	$491	$714	$154	$1,359

	Three Months Ended September 30, 2013				Nine Months Ended September 30, 2013
($ in millions)	Separation Costs	Accelerated Depreciation	Other	Total	Separation Costs	Accelerated Depreciation	Other	Total
2013 Restructuring Program
Materials and production	$—	$20	$—	$20	$—	$20	$—	$20
Marketing and administrative	—	15	—	15	—	15	—	15
Research and development	—	8	—	8	—	8	—	8
Restructuring costs	501	—	—	501	501	—	—	501
	501	43	—	544	501	43	—	544
Merger Restructuring Program
Materials and production	—	30	7	37	—	91	78	169
Marketing and administrative	—	20	(4)	16	—	44	1	45
Research and development	—	1	—	1	—	30	—	30
Restructuring costs	241	—	128	369	435	—	162	597
	241	51	131	423	435	165	241	841
2008 Restructuring Program
Materials and production	—	—	—	—	—	(2)	6	4
Marketing and administrative	—	—	—	—	—	4	—	4
Restructuring costs	—	—	—	—	34	—	12	46
	—	—	—	—	34	2	18	54
	$742	$94	$131	$967	$970	$210	$259	$1,439
Separation costs are associated with actual headcount reductions, as well as those headcount reductions which were probable and could be reasonably estimated. In the third quarter and first nine months of 2014, approximately 830 positions and 3,425 positions, respectively, were eliminated under the 2013 Restructuring Program. In the third quarter of 2014 and 2013, approximately 185 positions and 1,070 positions, respectively, and in the first nine months of 2014 and 2013, approximately 975

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

positions and 2,475 positions, respectively, were eliminated under the Merger Restructuring Program. In addition, approximately 55 positions were eliminated in the first nine months of 2013 under the 2008 Restructuring Program. These position eliminations were comprised of actual headcount reductions and the elimination of contractors and vacant positions.
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
Other activity in 2014 and 2013 includes pretax gains and losses resulting from sales of facilities and related assets, as well as asset abandonment, shut-down and other related costs. Additionally, other activity includes certain employee-related costs associated with pension and other postretirement benefit plans (see Note 12) and share-based compensation.
Adjustments to previously recorded amounts were not material in any period.
The following table summarizes the charges and spending relating to restructuring activities by program for the nine months ended September 30, 2014:

($ in millions)	Separation Costs	Accelerated Depreciation	Other	Total
2013 Restructuring Program
Restructuring reserves January 1, 2014	$745	$—	$23	$768
Expense	387	441	(2)	826
(Payments) receipts, net	(596)	—	(46)	(642)
Non-cash activity	—	(441)	43	(398)
Restructuring reserves September 30, 2014 (1)	$536	$—	$18	$554
Merger Restructuring Program
Restructuring reserves January 1, 2014	$725	$—	$12	$737
Expense	104	273	156	533
(Payments) receipts, net	(237)	—	(171)	(408)
Non-cash activity	—	(273)	10	(263)
Restructuring reserves September 30, 2014 (1)	$592	$—	$7	$599

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

3.	Acquisitions, Divestitures, Research Collaborations and License Agreements
The Company continues its strategy of establishing external alliances to complement its substantial internal research capabilities, including research collaborations, licensing preclinical and clinical compounds to drive both near- and long-term growth. The Company supplements its internal research with a licensing and external alliance strategy focused on the entire spectrum of collaborations from early research to late-stage compounds, as well as access to new technologies. These arrangements often include upfront payments, as well as expense reimbursements or payments to the third party, and milestone, royalty or profit share payments, contingent upon the occurrence of certain future events linked to the success of the asset in development. The Company also reviews its pipeline to examine candidates which may provide more value through out-licensing and, as part of its portfolio assessment process, may also divest certain products.
In August 2014, Merck completed the acquisition of Idenix Pharmaceuticals, Inc. (“Idenix”) for approximately $3.9 billion in cash. Idenix is a biopharmaceutical company engaged in the discovery and development of medicines for the treatment of human viral diseases, whose primary focus is on the development of next-generation oral antiviral therapeutics to treat hepatitis C virus (“HCV”) infection. The transaction was accounted for as an acquisition of a business; accordingly, the assets acquired and liabilities assumed were recorded at their respective fair values as of the acquisition date. The determination of fair value requires management to make significant estimates and assumptions. Merck recognized an intangible asset for in-process research and development (“IPR&D”) of $3.2 billion related to MK-3682 (in Phase 1 clinical development), deferred tax liabilities of $1.2 billion and other net assets and liabilities of approximately $350 million. MK-3682 is a nucleotide prodrug being evaluated for potential inclusion in the development of all oral, pan-genotypic fixed-dose combination regimens. The excess of the consideration

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

transferred over the fair value of net assets acquired of $1.5 billion was recorded as goodwill that was allocated to the Pharmaceutical segment and is not deductible for tax purposes. The fair value of the identifiable intangible asset related to IPR&D was determined using an income approach, through which fair value is estimated based upon the asset’s probability adjusted future net cash flows, which reflects the stage of development of the project and the associated probability of successful completion. The net cash flows were then discounted to present value using a discount rate of 11.5%. This transaction closed on August 5, 2014, and accordingly, the results of operations of the acquired business have been included in the Company’s results of operations beginning after that date. Pro forma financial information has not been included because Idenix’s historical financial results are not significant when compared with the Company’s financial results.
In May 2014, Merck entered into an agreement to sell certain ophthalmic products to Santen Pharmaceutical Co., Ltd. (“Santen”) in Japan and markets in Europe and Asia Pacific. The ophthalmic products included in the agreement are Cosopt (dorzolamide hydrochloride-timolol maleate ophthalmic solution), Cosopt PF (dorzolamide hydrochloride-timolol maleate ophthalmic solution) 2%/0.5%, Trusopt (dorzolamide hydrochloride ophthalmic solution) sterile ophthalmic solution 2%, Trusopt PF (dorzolamide hydrochloride ophthalmic solution) preservative-free, Timoptic (timolol maleate ophthalmic solution), Timoptic PF (timolol maleate preservative free ophthalmic solution in unit dose dispenser), Timoptic XE (timolol maleate ophthalmic gel forming solution), Saflutan (tafluprost) and Taptiqom (tafluprost-timolol maleate ophthalmic solution, in development). The agreement provides that Santen make upfront payments and additional payments based on defined sales milestones. Santen will also purchase supply of ophthalmology products covered by the agreement for a two- to five-year period. Upon closing of the transaction in most markets on July 1, 2014, the Company received $515 million of upfront payments from Santen, net of certain adjustments. Merck recognized a gain of $396 million on the transaction in the third quarter and first nine months of 2014 included in Other (income) expense, net. Upon closing of the remaining markets on October 1, 2014, the Company received an additional payment of approximately $50 million from Santen and will recognize an additional gain of approximately $100 million in the fourth quarter of 2014.
In March 2014, Merck divested its Sirna Therapeutics, Inc. (“Sirna”) subsidiary to Alnylam Pharmaceuticals, Inc. (“Alnylam”) for consideration of $25 million and 2,520,044 shares of Alnylam common stock. Merck is eligible to receive future payments associated with the achievement of certain regulatory and commercial milestones, as well as royalties on future sales. Under the terms of the agreement, Merck received 85% of the Alnylam shares in the first quarter of 2014 (valued at $172 million at the time of closing) and the remaining 15% of the shares in the second quarter of 2014 (valued at $22 million at the time the shares were received). Merck recorded gains of $204 million in the first nine months of 2014 related to this transaction that are included in Other (income) expense, net. The excess of Merck’s tax basis in its investment in Sirna over the value received resulted in an approximate $300 million tax benefit recorded in the first nine months of 2014. In the second quarter of 2014, the Company recorded a $36 million impairment charge within Other (income) expense, net on the Alnylam shares received in the first quarter of 2014 as the Company determined these shares were other than temporarily impaired.
In January 2014, Merck sold the U.S. marketing rights to Saphris (asenapine), an antipsychotic indicated for the treatment of schizophrenia and bipolar I disorder in adults to Forest Laboratories, Inc. (“Forest”). Under the terms of the agreement, Forest made upfront payments of $232 million, which were recorded in Sales in the first nine months of 2014, and will make additional payments to Merck based on defined sales milestones. In addition, as part of this transaction, Merck has agreed to supply product to Forest (subsequently acquired by Actavis plc) until patent expiry.
In April 2013, Merck and Pfizer Inc. (“Pfizer”) announced that they had entered into a worldwide (except Japan) collaboration agreement for the development and commercialization of Pfizer’s ertugliflozin, an investigational oral sodium glucose cotransporter (“SGLT2”) inhibitor being evaluated for the treatment of type 2 diabetes. The Company has initiated Phase 3 clinical trials for ertugliflozin with Pfizer. Under the terms of the agreement, Merck and Pfizer will collaborate on the clinical development and commercialization of ertugliflozin and ertugliflozin-containing fixed-dose combinations with metformin and with Januvia (sitagliptin) tablets. Merck will continue to retain the rights to its existing portfolio of sitagliptin-containing products. Through the first nine months of 2013, Merck recorded research and development expenses of $60 million for upfront and milestone payments made to Pfizer. Pfizer will be eligible for additional payments associated with the achievement of pre-specified future clinical, regulatory and commercial milestones. The companies will share potential revenues and certain costs 60% to Merck and 40% to Pfizer. Each party will have certain manufacturing and supply obligations. The Company and Pfizer each have the right to terminate the agreement due to a material, uncured breach by, or insolvency of, the other party, or in the event of a safety issue. Pfizer has the right to terminate the agreement upon 12 months notice at any time following the first anniversary of the first commercial sale of a collaboration product, but must assign all rights to ertugliflozin to Merck. Upon termination of the agreement, depending upon the circumstances, the parties have varying rights and obligations with respect to the continued development and commercialization of ertugliflozin and certain payment obligations.
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

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

accordingly, the assets acquired and liabilities assumed were recorded at their respective fair values. This resulted in Merck recognizing intangible assets for currently marketed products of $89 million, IPR&D of $100 million, goodwill of $103 million, and deferred tax liabilities of $64 million. The Company also recorded increases to Noncontrolling interests and Other paid-in capital in the amounts of $112 million and $116 million, respectively. This transaction closed on February 1, 2013, and accordingly, the results of operations of the acquired business have been included in the Company’s results of operations beginning after that date. During the third quarter of 2014, as a result of changes in cash flow assumptions for certain compounds, the Company recorded $31 million of asset impairment charges related to IPR&D recorded in the Supera transaction. The changes in cash flow assumptions for these compounds, as well as for certain currently marketed products, also resulted in the write-off of the goodwill balance related to the joint venture with Supera, which was $93 million at current exchange rates. During the fourth quarter of 2013, as a result of changes in cash flow assumptions for certain compounds, the Company recorded $15 million of impairment charges related to the IPR&D recorded in the Supera transaction.
Merck Consumer Care
On October 1, 2014, the Company completed the previously announced sale of its Merck Consumer Care (“MCC”) business to Bayer AG (“Bayer”) for $14.2 billion, less customary closing adjustments as well as certain contingent amounts held back that will be payable upon the manufacturing site transfer in Canada and regulatory approval in Korea. Under the terms of the agreement, Bayer acquired Merck’s existing over-the-counter (“OTC”) business, including the global trademark and prescription rights for Claritin and Afrin. The Company expects the pretax gain from the sale of MCC to be approximately $11.0 billion.
Information with respect to Consumer Care assets and liabilities held for sale at September 30 is as follows:

($ millions)	September 30, 2014
Assets
Accounts receivable, net	$79
Inventories	278
Deferred income taxes and other current assets	25
Property, plant and equipment, net	212
Goodwill	162
Other intangibles, net	2,194
Other assets	56
$3,006
Liabilities
Trade accounts payable	$84
Accrued and other current liabilities	114
Deferred income taxes	561
Other noncurrent liabilities	6
$765
The Company also entered into the previously announced worldwide clinical development collaboration with Bayer to market and develop its portfolio of soluble guanylate cyclase (“sGC”) modulators. This includes Bayer’s Adempas (riociguat), the first member of this novel class of compounds. Adempas is approved to treat pulmonary arterial hypertension (“PAH”) and is the first and only drug treatment approved for patients with chronic thromboembolic pulmonary hypertension (“CTEPH”). Adempas is currently marketed in the United States and Europe for both PAH and CTEPH and in Japan for CTEPH. The two companies will equally share costs and profits from the collaboration and implement a joint development and commercialization strategy. The collaboration also includes clinical development of Bayer’s vericiguat, which is currently in Phase 2 trials for worsening heart failure, as well as opt-in rights for other early-stage sGC compounds in development at Bayer. Merck will in turn make available its early-stage sGC compounds under similar terms. In return for these broad collaboration rights, Merck made an upfront payment to Bayer of $1.0 billion with the potential for additional milestone payments upon the achievement of agreed-upon sales goals. For Adempas, Bayer will continue to lead commercialization in the Americas, while Merck will lead commercialization in the rest of the world. For vericiguat and other potential opt-in products, Bayer will lead in the rest of world and Merck will lead in the Americas. For all products and candidates included in the agreement, both companies will share in development costs and profits on sales and will have the right to co-promote in territories where they are not the lead. The Company and Bayer each have the right to terminate the agreement for cause on a product-by-product basis, for all products being developed and commercialized under the agreement (other than Adempas for which Bayer has no termination rights) in the event of the other party’s material, uncured breach related to any such product.

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

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
In connection with the Company’s revenue hedging program, a purchased collar option strategy may be utilized. With a purchased collar option strategy, the Company writes a local currency call option and purchases a local currency put option. As compared to a purchased put option strategy alone, a purchased collar strategy reduces the upfront costs associated with purchasing puts through the collection of premium by writing call options. If the U.S. dollar weakens relative to the currency of the hedged anticipated sales, the purchased put option value of the collar strategy reduces to zero and the Company benefits from the increase in the U.S. dollar equivalent value of its anticipated foreign currency cash flows; however, this benefit would be capped at the strike level of the written call. If the U.S. dollar strengthens relative to the currency of the hedged anticipated sales, the written call option value of the collar strategy reduces to zero and the changes in the purchased put cash flows of the collar strategy would offset the decline in the expected future U.S. dollar equivalent cash flows of the hedged foreign currency sales.
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

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

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
Foreign exchange risk is also managed through the use of foreign currency debt. The Company’s senior unsecured euro-denominated notes have been designated as, and are effective as, economic hedges of the net investment in a foreign operation. Accordingly, foreign currency transaction gains or losses due to spot rate fluctuations on the euro-denominated debt instruments are included in foreign currency translation adjustment within OCI. Included in the cumulative translation adjustment are pretax gains (losses) of $166 million and $(33) million for the first nine months of 2014 and 2013, respectively, from the euro-denominated notes.
Interest Rate Risk Management
The Company may use interest rate swap contracts on certain investing and borrowing transactions to manage its net exposure to interest rate changes and to reduce its overall cost of borrowing. The Company does not use leveraged swaps and, in general, does not leverage any of its investment activities that would put principal capital at risk.
At September 30, 2014, the Company was party to a total of 11 pay-floating, receive-fixed interest rate swap contracts designated as fair value hedges of fixed-rate notes in which the notional amounts match the amount of the hedged fixed-rate notes. There are four swaps maturing in 2016 with notional amounts of $250 million each that effectively convert the Company’s 0.70% fixed-rate notes due in 2016 to floating-rate instruments; four swaps maturing in 2018 with notional amounts of $250 million each that effectively convert the Company’s 1.30% fixed-rate notes due in 2018 to floating-rate instruments; and three swaps maturing in 2019, two with notional amounts of $200 million each, and one with a notional amount of $150 million, that effectively convert a portion of the Company’s 5.00% notes due in 2019 to floating rate instruments. The interest rate swap contracts are designated hedges of the fair value changes in the notes attributable to changes in the benchmark London Interbank Offered Rate (“LIBOR”) swap rate. The fair value changes in the notes attributable to changes in the LIBOR are recorded in interest expense and offset by the fair value changes in the swap contracts. In September 2014, the Company terminated four interest rate swap contracts that

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

effectively converted the Company’s 6.00% fixed-rate notes due in 2017 to floating-rate instruments. As result of the swap terminations, the Company received $3 million in cash. The corresponding basis adjustment of the debt associated with the terminated interest rate swap contracts was deferred and is being amortized as a reduction of interest expense over the respective term of the notes. The cash flows from these contracts are reported as operating activities in the Consolidated Statement of Cash Flows.
Presented in the table below is the fair value of derivatives on a gross basis segregated between those derivatives that are designated as hedging instruments and those that are not designated as hedging instruments:

		September 30, 2014			December 31, 2013
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S. Dollar Notional
($ in millions)	Balance Sheet Caption	Asset	Liability		Asset	Liability
Derivatives Designated as Hedging Instruments
Interest rate swap contracts (non-current)	Other assets	$8	$—	$550	$13	$—	$1,550
Interest rate swap contracts (non-current)	Other noncurrent liabilities	—	22	2,000	—	25	2,000
Foreign exchange contracts (current)	Deferred income taxes and other current assets	627	—	7,157	493	—	4,427
Foreign exchange contracts (non-current)	Other assets	491	—	6,238	515	—	6,676
Foreign exchange contracts (current)	Accrued and other current liabilities	—	1	464	—	19	1,659
Foreign exchange contracts (non-current)	Other noncurrent liabilities	—	1	120	—	—	—
		$1,126	$24	$16,529	$1,021	$44	$16,312
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts (current)	Deferred income taxes and other current assets	$234	$—	$9,192	$69	$—	$5,705
Foreign exchange contracts (current)	Accrued and other current liabilities	—	70	4,687	—	140	7,892
		$234	$70	$13,879	$69	$140	$13,597
		$1,360	$94	$30,408	$1,090	$184	$29,909
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

	September 30, 2014		December 31, 2013
($ in millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the consolidated balance sheet	$1,360	$94	$1,090	$184
Gross amount subject to offset in master netting arrangements not offset in the consolidated balance sheet	(91)	(91)	(147)	(147)
Cash collateral (received) posted	(942)	—	(652)	—
Net amounts	$327	$3	$291	$37

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

The table below provides information on the location and pretax gain or loss amounts for derivatives that are: (i) designated in a fair value hedging relationship, (ii) designated in a foreign currency cash flow hedging relationship, (iii) designated in a foreign currency net investment hedging relationship and (iv) not designated in a hedging relationship:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2014	2013	2014	2013
Derivatives designated in a fair value hedging relationship
Interest rate swap contracts
Amount of loss (gain) recognized in Other (income) expense, net on derivatives (1)	$23	$(33)	$2	$1
Amount of (gain) loss recognized in Other (income) expense, net on hedged item	(23)	30	(3)	(2)
Derivatives designated in foreign currency cash flow hedging relationships
Foreign exchange contracts
Amount of (gain) loss reclassified from AOCI to Sales	(42)	1	(45)	36
Amount of (gain) loss recognized in OCI on derivatives	(433)	165	(276)	(219)
Derivatives designated in foreign currency net investment hedging relationships
Foreign exchange contracts
Amount of gain recognized in Other (income) expense, net on derivatives (2)	(1)	(5)	(3)	(7)
Amount of gain recognized in OCI on derivatives	(116)	(15)	(67)	(259)
Derivatives not designated in a hedging relationship
Foreign exchange contracts
Amount of (gain) loss recognized in Other (income) expense, net on derivatives (3)	(290)	154	(314)	146
Amount of loss recognized in Sales	5	8	5	5
(1) There was $3 million of ineffectiveness on the hedge during the third quarter and first nine months of 2013.
(2) There was no ineffectiveness on the hedge. Represents the amount excluded from hedge effectiveness testing.
(3) These derivative contracts mitigate changes in the value of remeasured foreign currency denominated monetary assets and liabilities attributable to changes in foreign currency exchange rates.
At September 30, 2014, the Company estimates $256 million of pretax net unrealized gains on derivatives maturing within the next 12 months that hedge foreign currency denominated sales over that same period will be reclassified from AOCI to Sales. The amount ultimately reclassified to Sales may differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity.

Investments in Debt and Equity Securities
Information on available-for-sale investments is as follows:

	September 30, 2014				December 31, 2013
	Fair Value	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized
($ in millions)			Gains	Losses			Gains	Losses
Corporate notes and bonds	$9,428	$9,411	$31	$(14)	$7,054	$7,037	$32	$(15)
Commercial paper	2,121	2,121	—	—	1,206	1,206	—	—
U.S. government and agency securities	2,039	2,042	—	(3)	1,236	1,239	1	(4)
Asset-backed securities	1,440	1,441	1	(2)	1,300	1,303	1	(4)
Mortgage-backed securities	538	540	1	(3)	476	479	2	(5)
Foreign government bonds	456	456	—	—	125	126	—	(1)
Equity securities	707	589	118	—	471	397	74	—
	$16,729	$16,600	$151	$(22)	$11,868	$11,787	$110	$(29)
Available-for-sale debt securities included in Short-term investments totaled $3.0 billion at September 30, 2014. Of the remaining debt securities, $12.1 billion mature within five years. At September 30, 2014 and December 31, 2013, there were no debt securities pledged as collateral.
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

	Fair Value Measurements Using				Fair Value Measurements Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
($ in millions)	September 30, 2014				December 31, 2013
Assets
Investments
Corporate notes and bonds	$—	$9,428	$—	$9,428	$—	$7,054	$—	$7,054
Commercial paper	—	2,121	—	2,121	—	1,206	—	1,206
U.S. government and agency securities	—	2,039	—	2,039	—	1,236	—	1,236
Asset-backed securities (1)	—	1,440	—	1,440	—	1,300	—	1,300
Mortgage-backed securities (1)	—	538	—	538	—	476	—	476
Foreign government bonds	—	456	—	456	—	125	—	125
Equity securities	447	—	—	447	238	—	—	238
	447	16,022	—	16,469	238	11,397	—	11,635
Other assets
Securities held for employee compensation	198	62	—	260	186	47	—	233
Derivative assets (2)
Purchased currency options	—	918	—	918	—	868	—	868
Forward exchange contracts	—	434	—	434	—	209	—	209
Interest rate swaps	—	8	—	8	—	13	—	13
	—	1,360	—	1,360	—	1,090	—	1,090
Total assets	$645	$17,444	$—	$18,089	$424	$12,534	$—	$12,958
Liabilities
Derivative liabilities (2)
Forward exchange contracts	$—	$29	$—	$29	$—	$134	$—	$134
Written currency options	—	43	—	43	—	25	—	25
Interest rate swaps	—	22	—	22	—	25	—	25
Total liabilities	$—	$94	$—	$94	$—	$184	$—	$184

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
There were no transfers between Level 1 and Level 2 during the first nine months of 2014. As of September 30, 2014, Cash and cash equivalents of $11.4 billion included $10.4 billion of cash equivalents (considered Level 2 in the fair value hierarchy). The Company has liabilities related to contingent consideration (considered Level 3 in the fair value hierarchy) associated with business combinations, the fair values of which were $75 million and $69 million at September 30, 2014 and December 31, 2013, respectively.

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

Other Fair Value Measurements
Some of the Company’s financial instruments, such as cash and cash equivalents, receivables and payables, are reflected in the balance sheet at carrying value, which approximates fair value due to their short-term nature.
The estimated fair value of loans payable and long-term debt (including current portion) at September 30, 2014, was $29.0 billion compared with a carrying value of $27.8 billion and at December 31, 2013, was $25.5 billion compared with a carrying value of $25.1 billion. Fair value was estimated using recent observable market prices and would be considered Level 2 in the fair value hierarchy.
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
The majority of the Company’s accounts receivable arise from product sales in the United States and Europe and are primarily due from drug wholesalers and retailers, hospitals, government agencies, managed health care providers and pharmacy benefit managers. The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in their credit profile. The Company also continues to monitor economic conditions, including the volatility associated with international sovereign economies, and associated impacts on the financial markets and its business, taking into consideration global economic conditions and the ongoing sovereign debt issues in certain European countries. The Company continues to monitor the credit and economic conditions within Greece, Italy, Spain and Portugal, among other members of the EU. These economic conditions, as well as inherent variability of timing of cash receipts, have resulted in, and may continue to result in, an increase in the average length of time that it takes to collect accounts receivable outstanding. As such, time value of money discounts have been recorded for those customers for which collection of accounts receivable is expected to be in excess of one year. At September 30, 2014 and December 31, 2013, Other assets included $275 million of accounts receivable not expected to be collected within one year. The Company does not expect to have write-offs or adjustments to accounts receivable which would have a material adverse effect on its financial position, liquidity or results of operations.
At September 30, 2014, the Company’s accounts receivable in Greece, Italy, Spain and Portugal totaled approximately $900 million. Of this amount, hospital and public sector receivables were approximately $590 million in the aggregate, of which approximately 12%, 37%, 41% and 13% related to Greece, Italy, Spain and Portugal, respectively. At September 30, 2014, the Company’s total net accounts receivable outstanding for more than one year were approximately $165 million, of which approximately 45% related to accounts receivable in Greece, Italy, Spain and Portugal, mostly comprised of hospital and public sector receivables.
Additionally, the Company continues to expand in the emerging markets. Payment terms in these markets tend to be longer, resulting in an increase in accounts receivable balances in certain of these markets.
Derivative financial instruments are executed under International Swaps and Derivatives Association master agreements. The master agreements with several of the Company’s financial institution counterparties also include credit support annexes. These annexes contain provisions that require collateral to be exchanged depending on the value of the derivative assets and liabilities, the Company’s credit rating, and the credit rating of the counterparty. As of September 30, 2014 and December 31, 2013, the Company had received cash collateral of $942 million and $652 million, respectively, from various counterparties and the obligation to return such collateral is recorded in Accrued and other current liabilities. The Company had not advanced any cash collateral to counterparties as of September 30, 2014 or December 31, 2013.

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

5.	Inventories
Inventories consisted of:

($ in millions)	September 30, 2014	December 31, 2013
Finished goods	$1,811	$1,738
Raw materials and work in process	5,350	5,894
Supplies	212	225
Total (approximates current cost)	7,373	7,857
Increase to LIFO costs	220	73
	$7,593	$7,930
Recognized as:
Inventories	$5,819	$6,226
Other assets	1,774	1,704
Amounts recognized as Other assets are comprised almost entirely of raw materials and work in process inventories. At September 30, 2014 and December 31, 2013, these amounts included $1.7 billion and $1.5 billion, respectively, of inventories not expected to be sold within one year. In addition, these amounts included $113 million and $177 million at September 30, 2014 and December 31, 2013, respectively, of inventories produced in preparation for product launches.

6.	Other Intangibles
In connection with mergers and acquisitions, the Company measures the fair value of marketed products and research and development pipeline programs and capitalizes these amounts. During the third quarter and first nine months of 2014, the Company recorded intangible asset impairment charges of $412 million and $1.1 billion, respectively, within Materials and production costs related to certain products marketed by the Company for the treatment of chronic HCV. Sales of PegIntron, Victrelis and Rebetol are being adversely affected by loss of market share or patient treatment delays in markets anticipating the availability of new therapeutic options. During the second quarter, these trends accelerated more rapidly than previously anticipated by the Company, which led to changes in the cash flow assumptions for both PegIntron and Victrelis. These revisions to cash flows indicated that the PegIntron and Victrelis intangible asset values were not recoverable on an undiscounted cash flows basis. The Company utilized market participant assumptions to determine its best estimate of the fair values of the intangible assets related to PegIntron and Victrelis that, when compared with their related carrying values, resulted in impairment charges of $523 million for PegIntron and $137 million for Victrelis. During the third quarter of 2014, rapid developments in the competitive HCV treatment market led to market share losses that were greater than the Company had predicted, causing incremental deterioration of future cash flow projections that resulted in additional impairment charges of $270 million for PegIntron and $107 million for Victrelis, as well as an impairment charge of $35 million for Rebetol.
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
In addition, in the third quarter and first nine months of 2014, the Company recorded $36 million of IPR&D impairment charges within Research and development expenses primarily as a result of changes in cash flow assumptions for certain compounds obtained in connection with the Supera joint venture (see Note 3). During the first nine months of 2013, the Company recorded $264 million of IPR&D impairment charges within Research and development expenses. Of this amount, $181 million related to the write-off of the intangible asset associated with preladenant as a result of the discontinuation of the clinical development program for this compound. The remaining impairment charges for the first nine months of 2013 related to changes in cash flow assumptions for certain compounds, as well as for pipeline programs that had previously been deprioritized and were subsequently deemed to have no alternative use in the period.
The Company may recognize additional non-cash impairment charges in the future related to other marked products or pipeline programs and such charges could be material.

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

7.	Joint Ventures and Other Equity Method Affiliates
Equity income from affiliates reflects the performance of the Company’s joint ventures and other equity method affiliates and was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2014	2013	2014	2013
AstraZeneca LP (1)	$—	$72	$192	$302
Other (2)	24	30	49	49
	$24	$102	$241	$351

(1)	As noted below, as of July 1, 2014, the Company no longer records equity income from AZLP.
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
On June 30, 2014, AstraZeneca exercised its option to purchase Merck’s interest in KBI for $419 million in cash. Of this amount, $327 million reflects an estimate of the fair value of Merck’s interest in Nexium and Prilosec. This portion of the exercise price, which is subject to a true-up in 2018 based on actual sales from closing in 2014 to June 2018, was deferred and is being recognized over time in Other (income) expense, net as the contingency is eliminated as sales occur. The remaining exercise price of $91 million primarily represents a multiple of ten times Merck’s average 1% annual profit allocation in the partnership for the three years prior to exercise. Merck recognized the $91 million as a gain in the first nine months of 2014 within Other (income) expense, net. As a result of AstraZeneca’s option exercise, the Company’s remaining interest in AZLP was redeemed. Accordingly, the Company also recognized a non-cash gain of approximately $650 million in the first nine months of 2014 within Other (income) expense, net resulting from the retirement of $2.4 billion of KBI preferred stock (see Note 10), the elimination of the Company’s $1.4 billion investment in AZLP and a $340 million reduction of goodwill. This transaction resulted in a net tax benefit of $517 million in the first nine months of 2014 primarily reflecting the reversal of deferred taxes on the AZLP investment balance.
As a result of AstraZeneca exercising its option, as of July 1, 2014, the Company no longer records equity income from AZLP and supply sales to AZLP have terminated.
Summarized financial information for AZLP is as follows:

	Six Months Ended June 30,	Three Months Ended September 30,	Nine Months Ended September 30,
($ in millions)	2014	2013	2013
Sales	$2,205	$1,083	$3,383
Materials and production costs	1,044	554	1,681
Other expense, net	604	398	1,198
Income before taxes (1)	$557	$131	$504

(1)
Merck’s partnership returns from AZLP were generally contractually determined as noted above and were not based on a percentage of income from AZLP, other than with respect to Merck’s 1% limited partnership interest.

8.	Long-Term Debt
In October 2014, the Company issued euro-denominated senior unsecured notes consisting of €1.0 billion principal amount of 1.125% notes due 2021, €1.0 billion principal amount of 1.875% notes due 2026 and €500 million principal amount of 2.5% notes due 2034. Interest on the notes is payable annually. The notes of each series are redeemable in whole or in part at any time at the Company’s option at varying redemption prices. The net proceeds of the offering of $3.1 billion were used in part to repay debt that was validly tendered in connection with tender offers launched by the Company for certain outstanding notes and debentures. The Company paid $2.5 billion in aggregate consideration (applicable purchase price together with accrued interest) to redeem $1.8 billion principal amount of debt. In addition, Merck announced its intention to redeem its $1.0 billion 4.00% Notes

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

due 2015 and its $1.0 billion 6.00% Senior Notes due 2017. The Company anticipates it will record a pretax loss of approximately $650 million in the fourth quarter of 2014 in connection with these transactions.
Also, in October 2014, $1.9 billion of 5.375% Euro denominated notes matured in accordance with their terms.
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
As previously disclosed, Merck is also a defendant in approximately 30 putative class action lawsuits alleging economic injury as a result of the purchase of Vioxx. All but two of those cases are in the Vioxx MDL. Merck has reached a resolution, approved by Judge Fallon, of these class actions in the Vioxx MDL. Under the settlement, Merck will pay up to $23 million to pay all properly documented claims submitted by class members, approved attorneys’ fees and expenses, and approved settlement notice costs and certain other administrative expenses. The court entered an order approving the settlement in January 2014. One objector to the settlement has filed an appeal from the approval order, which is fully briefed and pending before the U.S. Court of Appeals for the Fifth Circuit.
Merck is also a defendant in lawsuits brought by state Attorneys General of three states — Alaska, Montana and Utah. A fourth action, brought by the Attorney General of Mississippi, was settled and dismissed earlier this year. The remaining three actions were pending in the Vioxx MDL proceeding, although Judge Fallon asked that the Judicial Panel on Multidistrict Litigation (“JPML”) remand the cases to their original federal courts. The JPML issued conditional remand orders in all three cases, and Merck’s motions to vacate the conditional remand orders in all three cases were heard without oral argument at the JPML’s October 2, 2014 hearing in Louisville, Kentucky. On October 10, 2014, the JPML issued an order remanding the three actions back to their original federal courts. These three actions allege that Merck misrepresented the safety of Vioxx and seek recovery for expenditures on Vioxx by government-funded health care programs, such as Medicaid, and/or penalties for alleged Consumer Fraud Act violations.

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

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

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

Other Product Liability Litigation
Fosamax
As previously disclosed, Merck is a defendant in product liability lawsuits in the United States involving Fosamax (the “Fosamax Litigation”). As of September 30, 2014, approximately 5,555 cases, which include approximately 5,760 plaintiff groups, had been filed and were pending against Merck in either federal or state court, including one case which seeks class action certification, as well as damages and/or medical monitoring. In approximately 1,070 of these actions, plaintiffs allege, among other things, that they have suffered osteonecrosis of the jaw (“ONJ”), generally subsequent to invasive dental procedures, such as tooth extraction or dental implants and/or delayed healing, in association with the use of Fosamax. In addition, plaintiffs in approximately 4,485 of these actions generally allege that they sustained femur fractures and/or other bone injuries (“Femur Fractures”) in association with the use of Fosamax.
In December 2013, Merck reached an agreement in principle with the Plaintiffs’ Steering Committee (“PSC”) in the Fosamax ONJ MDL (as defined below) to resolve pending ONJ cases not on appeal in the Fosamax ONJ MDL and in the state courts for an aggregate amount of $27.7 million, which the Company recorded as a liability in the fourth quarter of 2013. Merck and the PSC subsequently formalized the terms of this agreement in a Master Settlement Agreement (“ONJ Master Settlement Agreement”) that was executed in April 2014. All of plaintiffs’ counsel have advised the Company that they intend to participate in the settlement plan. As a condition to the settlement, 100% of the state and federal ONJ plaintiffs must also agree to participate in the settlement plan or Merck can either terminate the ONJ Master Settlement Agreement, or waive the 100% participation requirement and agree to a lesser funding amount for the settlement fund. On July 14, 2014, Merck elected to proceed with the ONJ Master Settlement Agreement at a reduced funding level since the current participation level is approximately 95%. In addition, the judge overseeing the Fosamax ONJ MDL granted a motion filed by Merck and has entered an order that requires approximately 40 non-participants whose cases are filed in the Fosamax ONJ MDL to submit expert reports in order for their cases to proceed any further. The ONJ Master Settlement Agreement has no effect on the cases alleging Femur Fractures discussed below.
Cases Alleging ONJ and/or Other Jaw Related Injuries
In August 2006, the JPML ordered that certain Fosamax product liability cases pending in federal courts nationwide should be transferred and consolidated into one multidistrict litigation (the “Fosamax ONJ MDL”) for coordinated pre-trial proceedings. The Fosamax ONJ MDL has been transferred to Judge John Keenan in the U.S. District Court for the Southern District of New York. As a result of the JPML order, approximately 785 of the cases are before Judge Keenan, although, as noted above, these cases are subject to the pending settlement.
In addition, in July 2008, an application was made by the Atlantic County Superior Court of New Jersey requesting that all of the Fosamax cases pending in New Jersey be considered for mass tort designation and centralized management before one judge in New Jersey. In October 2008, the New Jersey Supreme Court ordered that all pending and future actions filed in New Jersey arising out of the use of Fosamax and seeking damages for existing dental and jaw-related injuries, including ONJ, but not solely seeking medical monitoring, be designated as a mass tort for centralized management purposes. As of September 30, 2014, approximately 275 ONJ cases were pending against Merck in Atlantic County, New Jersey, although these cases are also subject to the pending settlement described above.
Cases Alleging Femur Fractures
In March 2011, Merck submitted a Motion to Transfer to the JPML seeking to have all federal cases alleging Femur Fractures consolidated into one multidistrict litigation for coordinated pre-trial proceedings. The Motion to Transfer was granted in May 2011, and all federal cases involving allegations of Femur Fracture have been or will be transferred to a multidistrict litigation in the District of New Jersey (the “Fosamax Femur Fracture MDL”). As a result of the JPML order, approximately 1,035 cases were pending in the Fosamax Femur Fracture MDL as of September 30, 2014. A Case Management Order was entered requiring the parties to review 33 cases. Judge Joel Pisano selected four cases from that group to be tried as the initial bellwether cases in the Fosamax Femur Fracture MDL. The first bellwether case, Glynn v. Merck, began on April 8, 2013, and the jury returned a verdict in Merck’s favor on April 29, 2013; in addition, on June 27, 2013, Judge Pisano granted Merck’s motion for judgment as a matter of law in the Glynn case and held that the plaintiff’s failure to warn claim was preempted by federal law. Judge Pisano set a May 5, 2014, trial date for the bellwether trial of a case in which the alleged injury took place after January 31, 2011. Following the completion of fact discovery, the court selected Sweet v. Merck as the next Fosamax Femur Fracture MDL case to be tried on May 5, 2014, but plaintiffs subsequently dismissed that case. As a result, the May 2014 trial date was withdrawn.
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

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

The majority of those plaintiffs are appealing that ruling to the U.S. Court of Appeals for the Third Circuit. Furthermore, on June 17, 2014, Judge Pisano granted Merck summary judgment in the Gaynor v. Merck case and found that Merck’s updates in January 2011 to the Fosamax label regarding atypical femur fractures were adequate as a matter of law and that Merck adequately communicated those changes. The plaintiffs in Gaynor have appealed Judge Pisano’s decision to the Third Circuit. In August 2014, Merck filed a motion requesting that Judge Pisano enter a further order requiring all remaining plaintiffs in the Fosamax Femur Fracture MDL to show cause why their cases should not be dismissed based on the court’s preemption decision and its ruling in the Gaynor case that the 2011 Merck label is adequate as a matter of law. Plaintiffs have opposed that motion and asked the court to stay the remaining cases in the Fosamax Femur Fracture MDL until the Third Circuit rules on their appeal of Judge Pisano’s preemption decision. In September 2014, Judge Pisano also ordered the parties to participate in a mediation process.
As of September 30, 2014, approximately 2,920 cases alleging Femur Fractures have been filed in New Jersey state court and were pending before Judge Carol E. Higbee in Atlantic County Superior Court until she was reassigned to the New Jersey Appellate Division in August 2014. The parties selected an initial group of 30 cases to be reviewed through fact discovery. Two additional groups of 50 cases each to be reviewed through fact discovery were selected in November 2013 and March 2014, respectively. In September 2014, Judge Julio Mendez, the Assignment Judge for Atlantic County, advised that the Fosamax Femur Fracture cases will be transferred to the Multi-County Litigation Vicinage in Middlesex County.
As of September 30, 2014, approximately 520 cases alleging Femur Fractures have been filed in California state court. A petition was filed seeking to coordinate all Femur Fracture cases filed in California state court before a single judge in Orange County, California. The petition was granted and Judge Thierry Colaw is currently presiding over the coordinated proceedings. In March 2014, the court directed that a group of 10 discovery pool cases be reviewed through fact discovery and subsequently scheduled the Galper v. Merck case as the first trial for February 2015. Two additional trials are scheduled for May and July 2015.
Additionally, there are five Femur Fracture cases pending in other state courts.
Discovery is ongoing in the Fosamax Femur Fracture MDL and in state courts where Femur Fracture cases are pending and the Company intends to defend against these lawsuits.
Januvia/Janumet
As previously disclosed, Merck is a defendant in product liability lawsuits in the United States involving Januvia and/or Janumet. As of September 30, 2014, approximately 700 product user claims were served on, and are pending against, Merck alleging generally that use of Januvia and/or Janumet caused the development of pancreatic cancer. These complaints were filed in several different state and federal courts. Most of the claims are pending in a consolidated multidistrict litigation proceeding in the U.S. District Court for the Southern District of California called “In re Incretin-Based Therapies Products Liability Litigation.” That proceeding includes federal lawsuits alleging pancreatic cancer due to use of the following medicines: Januvia, Janumet, Byetta and Victoza, the latter two of which are products manufactured by other pharmaceutical companies. In addition to the cases noted above, the Company has agreed, as of September 30, 2014, to toll the statute of limitations for 19 additional claims. The Company intends to defend against these lawsuits.
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
As of September 30, 2014, there were approximately 1,945 NuvaRing cases, the vast majority of which are subject to the settlement agreement discussed below. Of these cases, approximately 1,720 are or will be pending in the NuvaRing MDL in the U.S. District Court for the Eastern District of Missouri before Judge Rodney Sippel, and approximately 215 are pending in coordinated proceedings in the Bergen County Superior Court of New Jersey before Judge Brian R. Martinotti. Seven additional cases are pending in various other state courts, including cases in a coordinated state proceeding in the San Francisco Superior Court in California before Judge John E. Munter.
Merck and negotiating plaintiffs’ counsel agreed to a settlement of the NuvaRing Litigation to resolve all filed cases as of February 7, 2014, and all unfiled claims under retainer by counsel prior to that date. Pursuant to this settlement agreement, which became effective as of June 4, 2014, Merck paid a lump total settlement of $100 million to resolve more than 95% of the cases filed and under retainer by counsel as of February 7, 2014. The vast majority of the plaintiffs with pending lawsuits have opted into the settlement and all participants in the settlement have tendered dismissals of their cases to the settlement administrator. The dismissals will be filed with the courts upon completion of the settlement administration process. The Company has certain

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

insurance coverage available to it, which is currently being used to partially fund the Company’s legal fees. This insurance coverage has also been used to fund the settlement. Any plaintiff not participating in the settlement who chooses to proceed with their case, as well as any future plaintiffs, in the NuvaRing MDL or New Jersey state court are and will be obligated to meet various discovery and evidentiary requirements under the case management orders of the NuvaRing MDL and New Jersey state court. Plaintiffs who fail to fully and timely satisfy these requirements under set deadlines will be subject to an Order to Show Cause why their case should not be dismissed with prejudice.
Propecia/Proscar
As previously disclosed, Merck is a defendant in product liability lawsuits in the United States involving Propecia and/or Proscar. As of September 30, 2014, approximately 1,245 lawsuits involving a total of approximately 1,515 plaintiffs (in a few instances spouses are joined as plaintiffs in the suits) who allege that they have experienced persistent sexual side effects following cessation of treatment with Propecia and/or Proscar have been filed against Merck. Approximately 45 of the plaintiffs also allege that Propecia or Proscar has caused or can cause prostate cancer or male breast cancer. The lawsuits have been filed in various federal courts and in state court in New Jersey. The federal lawsuits have been consolidated for pretrial purposes in a federal multidistrict litigation before Judge John Gleeson of the Eastern District of New York. The matters pending in state court in New Jersey have been consolidated before Judge Jessica Mayer in Middlesex County. In addition, there is one matter pending in federal court in Kansas and one matter pending in federal court in California. The Company intends to defend against these lawsuits.
Governmental Proceedings
As previously disclosed, on June 21, 2012, the U.S. District Court for the Eastern District of Pennsylvania unsealed a complaint that has been filed against the Company under the federal False Claims Act by two former employees alleging, among other things, that the Company defrauded the U.S. government by falsifying data in connection with a clinical study conducted on the mumps component of the Company’s M-M-R II vaccine. The complaint alleges the fraud took place between 1999 and 2001. The U.S. government had the right to participate in and take over the prosecution of this lawsuit, but has notified the court that it declined to exercise that right. The two former employees are pursuing the lawsuit without the involvement of the U.S. government. In addition, a putative class action lawsuit has been filed against the Company in the Eastern District of Pennsylvania on behalf of direct purchasers of the M-M-R II vaccine which is predicated on the allegations in the False Claims Act complaint and charges that the Company misrepresented the efficacy of the M-M-R II vaccine in violation of federal antitrust laws and various state consumer protection laws. On September 4, 2014, the Court denied Merck’s motion to dismiss the False Claims Act suit and granted in part and denied in part its motion to dismiss the follow-on antitrust suit. As a result, both cases will now proceed into discovery. The Company intends to defend against these lawsuits.
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
Commercial Litigation
AWP Litigation
As previously disclosed, the Company and/or certain of its subsidiaries have been named as defendants in various cases alleging manipulation by pharmaceutical manufacturers of Average Wholesale Prices (“AWP”), which are sometimes used by public and private payors in calculating provider reimbursement levels. The Company has reached a settlement in a putative class action in New Jersey Superior Court alleging AWP-related claims on behalf of third-party payers and individuals which was dismissed against the Company without prejudice in 2007 but in which the Company was reinstated as a defendant in 2012. Accordingly, no AWP cases remain pending against the Company.
Coupon Litigation
In 2012, as previously disclosed, a number of private health plans filed separate putative class action lawsuits against the Company alleging that Merck’s coupon programs injured health insurers by reducing beneficiary co-payment amounts and, thereby, allegedly causing beneficiaries to purchase higher-priced drugs than they otherwise would have purchased and increasing the insurers’ reimbursement costs. The actions, which were assigned to a District Judge in the U.S. District Court for the District of New Jersey, sought damages and injunctive relief barring the Company from issuing coupons that would reduce beneficiary co-pays on behalf of putative nationwide classes of health insurers. On November 3, 2014, plaintiffs voluntarily dismissed their claims with prejudice.

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
Cancidas — In February 2014, a patent infringement lawsuit was filed in the United States against Xellia Pharmaceuticals ApS (“Xellia”) with respect to Xellia’s application to the FDA seeking pre-patent expiry approval to market a generic version of Cancidas. The lawsuit automatically stays FDA approval of Xellia’s application until July 2016 or until an adverse court decision, if any, whichever may occur earlier. In August 2014, a patent infringement lawsuit was filed in the United States against Fresenius Kabi USA, LLC (“Fresenius”) in respect of Fresenius’s application to the FDA seeking pre-patent expiry approval to market a generic version of Cancidas. The lawsuit automatically stays FDA approval of Fresenius’s application until December 2016 or until an adverse court decision, if any, whichever may occur earlier.
Emend for Injection — In May 2012, a patent infringement lawsuit was filed in the United States against Sandoz Inc. (“Sandoz”) in respect of Sandoz’s application to the FDA seeking pre-patent expiry approval to market a generic version of Emend for Injection. The lawsuit automatically stays FDA approval of Sandoz’s application until July 2015 or until an adverse court decision, if any, whichever may occur earlier. In June 2012, a patent infringement lawsuit was filed in the United States against Accord Healthcare, Inc. US, Accord Healthcare, Inc. and Intas Pharmaceuticals Ltd (collectively, “Intas”) in respect of Intas’ application to the FDA seeking pre-patent expiry approval to market a generic version of Emend for Injection. The Company has agreed with Intas to stay the lawsuit pending the outcome of the lawsuit with Sandoz. In July 2014, a patent infringement lawsuit was filed in the United States against Fresenius in respect of Fresenius’s application to the FDA seeking pre-patent expiry approval to market a generic version of Emend for Injection. The lawsuit automatically stays FDA approval of Fresenius’s application until November 2016 or until an adverse court decision, if any, whichever may occur earlier.
Invanz — In July 2014, a patent infringement lawsuit was filed in the United States against Hospira Inc. (“Hospira”) in respect of Hospira’s application to the FDA seeking pre-patent expiry approval to market a generic version of Invanz. The lawsuit automatically stays FDA approval of Hospira’s application until November 2016 or until an adverse court decision, if any, whichever may occur earlier. Also in July 2014, a patent infringement lawsuit was filed in the United States against Sandoz in respect of Sandoz’s application to the FDA seeking pre-patent expiry approval to market a generic version of Invanz. As neither Hospira nor Sandoz challenged an earlier patent covering Invanz, both parties’ application to the FDA will not be approved until at least that patent expires in May 2016.
Nasonex — In July 2014, a patent infringement lawsuit was filed in the United States against Teva Pharmaceuticals USA, Inc. (“Teva”) in respect of Teva’s application to the FDA seeking pre-patent expiry approval to market a generic version of Nasonex. The lawsuit automatically stays FDA approval of Teva’s application until November 2016 or until an adverse court decision, if any, whichever may occur earlier. A decision issued in June 2013 held that the same Merck patent covering mometasone furoate monohydrate was valid, but that it was not infringed by Apotex Corp.’s proposed product.
NuvaRing — In December 2013, the Company filed a lawsuit against a subsidiary of Actavis plc in the United States in respect of that company’s application to the FDA seeking pre-patent expiry approval to sell a generic version of NuvaRing.
Anti-PD-1 Antibody Patent Oppositions and Litigation
As previously disclosed, Ono Pharmaceutical Co. (“Ono”) has a European patent (EP 1 537 878) (“’878”) that broadly claims the use of an anti-PD-1 antibody, such as the Company’s immunotherapy, Keytruda, for the treatment of cancer. Ono has previously licensed its commercial rights to an anti-PD-1 antibody to Bristol-Myers Squibb (“BMS”) in certain markets. The Company believes that the ’878 patent is invalid and filed an opposition in the European Patent Office (the “EPO”) seeking its revocation. In June 2014, the Opposition Division of the EPO found the claims in the ’878 patent are valid. The Company received the Opposition Division’s written opinion in September 2014 and the Company must submit its substantive appeal in February 2015. On April 30, 2014, the Company, and three other companies, opposed another European patent (EP 2 161 336) (“’336”) owned by BMS and Ono that it believes is invalid. The ’336 patent, if valid, broadly claims anti-PD-1 antibodies that could include Keytruda.

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

In May 2014, the Company filed a lawsuit in the United Kingdom (“UK”) seeking revocation of the UK national versions of both the ’878 and ’336 patents. In July 2014, Ono and BMS sued the Company seeking a declaration that the ’878 patent would be infringed in the UK by the marketing of Keytruda. The Company has sought a declaration of non-infringement from the UK court that Keytruda will not infringe the ’336 patent in the UK. It is anticipated that the issues of validity and infringement of both patents will be heard at the same time by the UK court, which has scheduled the trial to begin in July 2015.
The Company can file lawsuits seeking revocation of the ’336 and ’878 patents in other national courts in Europe at any time, and Ono and BMS can file patent infringement actions against the Company in other national courts in Europe at or around the time the Company launches Keytruda (if approved). If a national court determines that the Company infringed a valid claim in the ’878 or ’336 patent, Ono and BMS may be entitled to monetary damages, including royalties on future sales of Keytruda, and potentially could seek an injunction to prevent the Company from marketing Keytruda in that country.
The United States Patent and Trademark Office granted US Patent Nos. 8,728,474 to Ono and 8,779,105 to Ono and BMS. These patents are equivalent to the ’878 and ’336 patents, respectively. In September 2014, BMS and Ono filed a lawsuit in the United States alleging that, by marketing Keytruda, the Company will infringe US Patent No. 8,728,474. BMS and Ono are not seeking to prevent or stop the marketing of Keytruda in the United States. The Company believes the 8,728,474 patent and the 8,779,105 patent are both invalid.
In September 2014, the Company filed a lawsuit in Australia, seeking the revocation of Australian Patent No. 2011203119, which is equivalent to the ’336 patent.
Ono and BMS have similar and other patents and applications, which the Company is closely monitoring, pending in the United States, Japan and other countries.
The Company is confident that it will be able to market Keytruda in any country in which it is approved and that it will not be prevented from doing so by the Ono or BMS patents or any pending applications.
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
Legal Defense Reserves
Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. Some of the significant factors considered in the review of these legal defense reserves are as follows: the actual costs incurred by the Company; the development of the Company’s legal defense strategy and structure in light of the scope of its litigation; the number of cases being brought against the Company; the costs and outcomes of completed trials and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the associated litigation. The amount of legal defense reserves as of September 30, 2014 and December 31, 2013 of approximately $180 million and $160 million, respectively, represents the Company’s best estimate of the minimum amount of defense costs to be incurred in connection with its outstanding litigation; however, events such as additional trials and other events that could arise in the course of its litigation could affect the ultimate amount of legal defense costs to be incurred by the Company. The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase the reserves at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

10.	Equity

	Common Stock		Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non- Controlling Interests	Total
($ and shares in millions)	Shares	Par Value				Shares	Cost
Balance at January 1, 2013	3,577	$1,788	$40,646	$39,985	$(4,682)	550	$(24,717)	$2,443	$55,463
Net income attributable to Merck & Co., Inc.	—	—	—	3,623	—	—	—	—	3,623
Cash dividends declared on common stock	—	—	—	(3,835)	—	—	—	—	(3,835)
Treasury stock shares purchased	—	—	(500)	—		129	(5,820)	—	(6,320)
Share-based compensation plans and other	—	—	(353)	—	—	(29)	1,184	14	845
Other comprehensive loss	—	—	—	—	(16)	—		—	(16)
Supera joint venture	—	—	116	—	—	—	—	112	228
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	79	79
Distributions attributable to noncontrolling interests	—	—	—	—	—	—	—	(61)	(61)
Balance at September 30, 2013	3,577	$1,788	$39,909	$39,773	$(4,698)	650	$(29,353)	$2,587	$50,006
Balance at January 1, 2014	3,577	$1,788	$40,508	$39,257	$(2,197)	650	$(29,591)	$2,561	$52,326
Net income attributable to Merck & Co., Inc.	—	—	—	4,604	—	—	—	—	4,604
Cash dividends declared on common stock	—	—	—	(3,872)	—	—	—	—	(3,872)
Treasury stock shares purchased	—	—	—	—	—	106	(6,083)	—	(6,083)
Share-based compensation plans and other	—	—	(168)	—	—	(40)	1,779	46	1,657
Other comprehensive loss	—	—	—	—	(801)	—	—	—	(801)
AstraZeneca option exercise	—	—	—	—	—	—	—	(2,400)	(2,400)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	3	3
Distributions attributable to noncontrolling interests	—	—	—	—	—	—	—	(74)	(74)
Balance at September 30, 2014	3,577	$1,788	$40,340	$39,989	$(2,998)	716	$(33,895)	$136	$45,360
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
The following table provides amounts of share-based compensation cost recorded in the Consolidated Statement of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2014	2013	2014	2013
Pretax share-based compensation expense	$75	$68	$209	$210
Income tax benefit	(23)	(21)	(64)	(64)
Total share-based compensation expense, net of taxes	$52	$47	$145	$146

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

During the first nine months of 2014 and 2013, the Company granted 5 million RSUs with a weighted-average grant date fair value of $58.15 per RSU and 6 million RSUs with a weighted-average grant date fair value of $45.04 per RSU, respectively.
During the first nine months of 2014 and 2013, the Company granted 5 million stock options with a weighted-average exercise price of $58.15 per option and 6 million stock options with a weighted-average exercise price of $45.00 per option, respectively. The weighted-average fair value of options granted for the first nine months of 2014 and 2013 was $6.79 and $6.21 per option, respectively, and was determined using the following assumptions:

	Nine Months Ended September 30, 2014
	2014	2013
Expected dividend yield	4.3%	4.2%
Risk-free interest rate	2.0%	1.2%
Expected volatility	22.0%	25.0%
Expected life (years)	6.4	7.0
At September 30, 2014, there was $502 million of total pretax unrecognized compensation expense related to nonvested stock options, RSU and PSU awards which will be recognized over a weighted-average period of 1.9 years. For segment reporting, share-based compensation costs are unallocated expenses.

12.	Pension and Other Postretirement Benefit Plans
The Company has defined benefit pension plans covering eligible employees in the United States and in certain of its international subsidiaries. The net periodic benefit cost of such plans consisted of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2014	2013	2014	2013
Service cost	$128	$167	$428	$512
Interest cost	173	166	524	497
Expected return on plan assets	(300)	(270)	(901)	(817)
Net amortization	41	86	96	252
Termination benefits	16	5	47	10
Curtailments	(17)	(4)	(49)	(6)
Settlements	8	—	8	—
	$49	$150	$153	$448
The Company provides medical benefits, principally to its eligible U.S. retirees and similar benefits to their dependents, through its other postretirement benefit plans. The net cost of such plans consisted of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2014	2013	2014	2013
Service cost	$18	$28	$56	$76
Interest cost	27	25	84	79
Expected return on plan assets	(35)	(31)	(104)	(94)
Net amortization	(18)	(13)	(53)	(37)
Termination benefits	5	4	13	6
Curtailments	(7)	(5)	(33)	(7)
	$(10)	$8	$(37)	$23
In connection with restructuring actions (see Note 2), termination charges were recorded on pension and other postretirement benefit plans related to expanded eligibility for certain employees exiting Merck. Also, in connection with these restructuring actions, curtailments were recorded on pension and other postretirement benefit plans as reflected in the tables above.

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

13.	Other (Income) Expense, Net
Other (income) expense, net, consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2014	2013	2014	2013
Interest income	$(69)	$(67)	$(190)	$(189)
Interest expense	191	215	567	600
Exchange losses	61	11	114	278
Other, net	(325)	13	(1,228)	(33)
	$(142)	$172	$(737)	$656
The lower exchange losses in the first nine months of 2014 as compared with the first nine months of 2013 are due primarily to a Venezuelan currency devaluation. In February 2013, the Venezuelan government devalued its currency (Bolívar Fuertes) from 4.30 VEF per U.S. dollar to 6.30 VEF per U.S. dollar. The Company recognized losses due to exchange of approximately $140 million in the first quarter of 2013 resulting from the remeasurement of the local monetary assets and liabilities at the new rate. Since January 2010, Venezuela has been designated hyperinflationary and, as a result, local foreign operations are remeasured in U.S. dollars with the impact recorded in results of operations. Other net, in the third quarter and first nine months of 2014 includes a $396 million gain on the divestiture of certain ophthalmic products in several international markets to Santen (see Note 3), partially offset by a $93 million goodwill impairment charge related to the Company’s joint venture with Supera (see Note 3). Other, net in the first nine months of 2014 also includes a gain of $741 million related to AstraZeneca’s option exercise (see Note 7) and a net gain of $168 million related to the divestiture of Sirna (see Note 3).
Interest paid for the nine months ended September 30, 2014 and 2013 was $544 million and $562 million, respectively.

14.	Taxes on Income
The effective income tax rates of 43.5% and 24.6% for the third quarter of 2014 and 2013, respectively, and 15.8% and 14.3% for the first nine months of 2014 and 2013, respectively, reflect the impacts of acquisition-related costs and restructuring costs, partially offset by the beneficial impact of foreign earnings. The effective income tax rates for the third quarter and first nine months of 2014 include the unfavorable impact of an additional year of expense for the non-tax deductible health care reform fee that the Company recorded in accordance with final regulations issued in the third quarter by the Internal Revenue Service (the “IRS”). In addition, the effective income tax rate for the first nine months of 2014 includes a net tax benefit of $517 million recorded in connection with AstraZeneca’s option exercise (see Note 7) and a benefit of approximately $300 million associated with a capital loss generated in the first quarter related to the sale of Sirna (see Note 3). The effective income tax rates for the third quarter and first nine months of 2013 also reflect a net benefit of $165 million from the settlements of certain federal income tax issues as discussed below. Additionally, the effective income tax rate for the first nine months of 2013 reflects net benefits from reductions in tax reserves upon expiration of applicable statute of limitations, the favorable impact of tax legislation enacted in the first quarter of 2013 that extended the R&D tax credit for both 2012 and 2013, as well as a benefit of approximately $160 million associated with the resolution of a previously disclosed federal income tax issue as discussed below.
In the third quarter of 2013, the IRS finalized its examination of Schering-Plough’s 2007-2009 tax years. The Company’s unrecognized tax benefits for the years under examination exceeded the adjustments related to this examination period and therefore the Company recorded a net $165 million tax provision benefit for the third quarter and first nine months of 2013.
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

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

15.	Earnings Per Share
The calculations of earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ and shares in millions except per share amounts)	2014	2013	2014	2013
Net income attributable to Merck & Co., Inc.	$895	$1,124	$4,604	$3,623

Average common shares outstanding	2,879	2,927	2,909	2,975
Common shares issuable (1)	32	33	33	32
Average common shares outstanding assuming dilution	2,911	2,960	2,942	3,007

Basic earnings per common share attributable to Merck & Co., Inc. common shareholders	$0.31	$0.38	$1.58	$1.22
Earnings per common share assuming dilution attributable to Merck & Co., Inc. common shareholders	$0.31	$0.38	$1.57	$1.20

(1)	Issuable primarily under share-based compensation plans.
For the three months ended September 30, 2014 and 2013, 5 million and 23 million, respectively, and for the first nine months of 2014 and 2013, 4 million and 29 million, respectively, of common shares issuable under share-based compensation plans were excluded from the computation of earnings per common share assuming dilution because the effect would have been antidilutive.

16.	Other Comprehensive Income (Loss)
Changes in AOCI by component are as follows:

	Three Months Ended September 30,
($ in millions)	Derivatives		Investments		Employee Benefit Plans		Cumulative Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance July 1, 2013, net of taxes	$174		$(7)		$(3,455)		$(1,472)	$(4,760)
Other comprehensive income (loss) before reclassification adjustments, pretax	(165)		55		(7)		74	(43)
Tax	63		(8)		—		(2)	53
Other comprehensive income (loss) before reclassification adjustments, net of taxes	(102)		47		(7)		72	10
Reclassification adjustments, pretax	—		(9)		73		—	64
Tax	—		5		(17)		—	(12)
Reclassification adjustments, net of taxes	—	(1)	(4)	(2)	56	(3)	—	52
Other comprehensive income (loss), net of taxes	(102)		43		49		72	62
Balance September 30, 2013, net of taxes	$72		$36		$(3,406)		$(1,400)	$(4,698)

Balance July 1, 2014, net of taxes	$27		$116		$(1,241)		$(1,346)	$(2,444)
Other comprehensive income (loss) before reclassification adjustments, pretax	434		(26)		(715)		(244)	(551)
Tax	(152)		(7)		226		(72)	(5)
Other comprehensive income (loss) before reclassification adjustments, net of taxes	282		(33)		(489)		(316)	(556)
Reclassification adjustments, pretax	(44)		5		34		—	(5)
Tax	16		(1)		(8)		—	7
Reclassification adjustments, net of taxes	(28)	(1)	4	(2)	26	(3)	—	2
Other comprehensive income (loss), net of taxes	254		(29)		(463)		(316)	(554)
Balance September 30, 2014, net of taxes	$281		$87		$(1,704)		$(1,662)	$(2,998)

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

	Nine Months Ended September 30,
($ in millions)	Derivatives		Investments		Employee Benefit Plans		Cumulative Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2013, net of taxes	$(97)		$73		$(3,667)		$(991)	$(4,682)
Other comprehensive income (loss) before reclassification adjustments, pretax	248		11		137		(304)	92
Tax	(100)		(16)		(30)		(105)	(251)
Other comprehensive income (loss) before reclassification adjustments, net of taxes	148		(5)		107		(409)	(159)
Reclassification adjustments, pretax	33		(43)		215		—	205
Tax	(12)		11		(61)		—	(62)
Reclassification adjustments, net of taxes	21	(1)	(32)	(2)	154	(3)	—	143
Other comprehensive income (loss), net of taxes	169		(37)		261		(409)	(16)
Balance September 30, 2013, net of taxes	$72		$36		$(3,406)		$(1,400)	$(4,698)

Balance January 1, 2014, net of taxes	$132		$54		$(909)		$(1,474)	$(2,197)
Other comprehensive income (loss) before reclassification adjustments, pretax	277		13		(1,287)		(123)	(1,120)
Tax	(97)		(2)		449		(65)	285
Other comprehensive income (loss) before reclassification adjustments, net of taxes	180		11		(838)		(188)	(835)
Reclassification adjustments, pretax	(48)		35		54		—	41
Tax	17		(13)		(11)		—	(7)
Reclassification adjustments, net of taxes	(31)	(1)	22	(2)	43	(3)	—	34
Other comprehensive income (loss), net of taxes	149		33		(795)		(188)	(801)
Balance September 30, 2014, net of taxes	$281		$87		$(1,704)		$(1,662)	$(2,998)
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
The Company’s operations are principally managed on a products basis and include the Pharmaceutical, Animal Health, Alliances (which includes revenue and equity income from the Company’s relationship with AZLP until the June 30, 2014 termination date) and Consumer Care (until its divestiture on October 1, 2014) operating segments. The Animal Health, Consumer Care and Alliances segments are not material for separate reporting. The Pharmaceutical segment includes human health pharmaceutical and vaccine products marketed either directly by the Company or through joint ventures. Human health pharmaceutical products consist of therapeutic and preventive agents, generally sold by prescription, for the treatment of human disorders. The Company sells these human health pharmaceutical products primarily to drug wholesalers and retailers, hospitals, government agencies and managed health care providers such as health maintenance organizations, pharmacy benefit managers and other institutions. Vaccine products consist of preventive pediatric, adolescent and adult vaccines, primarily administered at physician offices. The Company sells these human health vaccines primarily to physicians, wholesalers, physician distributors and government entities. A large component of pediatric and adolescent vaccines is sold to the U.S. Centers for Disease Control and Prevention Vaccines for Children program, which is funded by the U.S. government. Additionally, the Company sells vaccines to the Federal government for placement into vaccine stockpiles. The Company also has animal health operations that discover, develop, manufacture and market animal health products, including vaccines, which the Company sells to veterinarians, distributors and animal producers. On October 1, 2014, the Company sold its Consumer Care business that developed, manufactured and marketed over-the-counter, foot care and sun care products (see Note 3).

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

Sales of the Company’s products were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2014	2013	2014	2013
Primary Care and Women’s Health
Cardiovascular
Zetia	$660	$662	$1,988	$1,941
Vytorin	369	396	1,146	1,207
Diabetes
Januvia/Janumet	1,439	1,369	4,350	4,208
General Medicine and Women’s Health
NuvaRing	186	170	531	492
Implanon/Nexplanon	158	96	379	282
Dulera	124	82	328	229
Follistim AQ	97	124	309	380
Hospital and Specialty
Hepatitis
PegIntron	84	104	300	372
Victrelis	27	121	132	347
HIV
Isentress	412	427	1,255	1,201
Acute Care
Cancidas	183	151	505	477
Invanz	141	130	390	360
Noxafil	107	75	280	212
Bridion	90	75	245	206
Primaxin	91	88	243	256
Immunology
Remicade	604	574	1,815	1,651
Simponi	170	126	500	354
Other
Cosopt/Trusopt	34	104	232	313
Oncology
Emend	136	123	402	373
Temodar	88	162	264	596
Diversified Brands
Respiratory
Nasonex	261	297	830	1,008
Singulair	218	280	773	898
Clarinex	49	54	180	180
Other
Cozaar/Hyzaar	195	238	614	760
Arcoxia	132	112	400	354
Fosamax	114	140	358	421
Propecia	66	71	197	206
Zocor	61	65	194	221
Remeron	47	44	137	150
Vaccines (1)
Gardasil	590	665	1,382	1,438
ProQuad/M-M-R II/Varivax	421	421	1,027	1,032
RotaTeq	174	201	490	507
Zostavax	181	185	479	494
Pneumovax 23	197	193	400	412
Other pharmaceutical (2)	1,228	1,350	3,617	4,139
Total Pharmaceutical segment sales	9,134	9,475	26,672	27,677
Other segment sales (3)	1,321	1,501	4,657	4,844
Total segment sales	10,455	10,976	31,329	32,521
Other (4)	102	56	426	192
	$10,557	$11,032	$31,755	$32,713

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

(3)
Represents the non-reportable segments of Animal Health, Consumer Care and Alliances. The Alliances segment includes revenue from the Company’s relationship with AZLP until its termination on June 30, 2014 (see Note 7). On October 1, 2014, the Company sold its Consumer Care business to Bayer (see Note 3).

(4)
Other revenues are primarily comprised of miscellaneous corporate revenues, sales related to divested products or businesses, and other supply sales not included in segment results. Other revenues in the first nine months of 2014 include $232 million received by Merck in connection with the sale of the U.S. marketing rights to Saphris (see Note 3). Other revenues also include third-party manufacturing sales, a substantial portion of which was divested in October 2013 (see Note 2).

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

A reconciliation of segment profits to Income before taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2014	2013	2014	2013
Segment profits:
Pharmaceutical segment	$5,772	$5,983	$16,475	$17,022
Other segments	539	750	2,050	2,445
Total segment profits	6,311	6,733	18,525	19,467
Other profits (losses)	79	(6)	370	(24)
Unallocated:
Interest income	69	67	190	189
Interest expense	(191)	(215)	(567)	(600)
Equity income from affiliates	(22)	(67)	62	(82)
Depreciation and amortization	(595)	(512)	(1,895)	(1,449)
Research and development	(1,332)	(1,419)	(3,984)	(4,928)
Amortization of purchase accounting adjustments	(1,008)	(1,176)	(3,198)	(3,545)
Restructuring costs	(376)	(870)	(664)	(1,144)
AstraZeneca option exercise	—	—	741	—
Gain on divestiture of certain ophthalmic products	396	—	396	—
Other unallocated, net	(1,841)	(1,010)	(4,504)	(3,564)
	$1,490	$1,525	$5,472	$4,320
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
Other unallocated, net includes expenses from corporate and manufacturing cost centers, goodwill and product intangible asset impairment charges, gains or losses on sales of businesses and other miscellaneous income or expense items.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Developments
On October 1, 2014, the Company completed the previously announced sale of its Merck Consumer Care (“MCC”) business to Bayer AG (“Bayer”) for $14.2 billion, less customary closing adjustments as well as certain contingent amounts held back that will be payable upon the manufacturing site transfer in Canada and regulatory approval in Korea. Under the terms of the agreement, Bayer acquired Merck’s existing over-the-counter (“OTC”) business, including the global trademark and prescription rights for Claritin and Afrin. The Company expects the pretax gain from the sale of MCC to be approximately $11.0 billion.
The Company also entered into the previously announced worldwide clinical development collaboration with Bayer to market and develop its portfolio of soluble guanylate cyclase (“sGC”) modulators. This includes Bayer’s Adempas (riociguat), the first member of this novel class of compounds. Adempas is approved to treat pulmonary arterial hypertension (“PAH”) and is the first and only drug treatment approved for patients with chronic thromboembolic pulmonary hypertension (“CTEPH”). Adempas is currently marketed in the United States and Europe for both PAH and CTEPH and in Japan for CTEPH. The two companies will equally share costs and profits from the collaboration and implement a joint development and commercialization strategy. The collaboration also includes clinical development of Bayer’s vericiguat, which is currently in Phase 2 trials for worsening heart failure, as well as opt-in rights for other early-stage sGC compounds in development at Bayer. Merck will in turn make available its early-stage sGC compounds under similar terms. In return for these broad collaboration rights, Merck made an upfront payment to Bayer of $1.0 billion with the potential for additional milestone payments upon the achievement of agreed-upon sales goals. For Adempas, Bayer will continue to lead commercialization in the Americas, while Merck will lead commercialization in the rest of the world. For vericiguat and other potential opt-in products, Bayer will lead in the rest of world and Merck will lead in the Americas. For all products and candidates included in the agreement, both companies will share in development costs and profits on sales and will have the right to co-promote in territories where they are not the lead. The Company and Bayer each have the right to terminate the agreement for cause on a product-by-product basis, for all products being developed and commercialized under the agreement (other than Adempas for which Bayer has no termination rights) in the event of the other party’s material, uncured breach related to any such product.
In August 2014, Merck completed the acquisition of Idenix Pharmaceuticals, Inc. (“Idenix”) for approximately $3.9 billion in cash. Idenix is a biopharmaceutical company engaged in the discovery and development of medicines for the treatment of human viral diseases, whose primary focus is on the development of next-generation oral antiviral therapeutics to treat hepatitis C virus (“HCV”) infection. The transaction was accounted for as an acquisition of a business; accordingly, the assets acquired and liabilities assumed were recorded at their respective fair values as of the acquisition date. The determination of fair value requires management to make significant estimates and assumptions. Merck recognized an intangible asset for in-process research and development (“IPR&D”) of $3.2 billion related to MK-3682 (in Phase 1 clinical development), deferred tax liabilities of $1.2 billion and other net assets and liabilities of approximately $350 million. MK-3682 is a nucleotide prodrug being evaluated for potential inclusion in the development of all oral, pan-genotypic fixed-dose combination regimens. The excess of the consideration transferred over the fair value of net assets acquired of $1.5 billion was recorded as goodwill that was allocated to the Pharmaceutical segment and is not deductible for tax purposes. The fair value of the identifiable intangible asset related to IPR&D was determined using an income approach, through which fair value is estimated based upon the asset’s probability adjusted future net cash flows, which reflects the stage of development of the project and the associated probability of successful completion. The net cash flows were then discounted to present value using a discount rate of 11.5%. This transaction closed on August 5, 2014, and accordingly, the results of operations of the acquired business have been included in the Company’s results of operations beginning after that date.
In May 2014, Merck entered into an agreement to sell certain ophthalmic products to Santen Pharmaceutical Co., Ltd. (“Santen”) in Japan and markets in Europe and Asia Pacific. The ophthalmic products included in the agreement are Cosopt (dorzolamide hydrochloride-timolol maleate ophthalmic solution), Cosopt PF (dorzolamide hydrochloride-timolol maleate ophthalmic solution) 2%/0.5%, Trusopt (dorzolamide hydrochloride ophthalmic solution) sterile ophthalmic solution 2%, Trusopt PF (dorzolamide hydrochloride ophthalmic solution) preservative-free, Timoptic (timolol maleate ophthalmic solution), Timoptic PF (timolol maleate preservative free ophthalmic solution in unit dose dispenser), Timoptic XE (timolol maleate ophthalmic gel forming solution), Saflutan (tafluprost) and Taptiqom (tafluprost-timolol maleate ophthalmic solution, in development). The agreement provides that Santen make upfront payments and additional payments based on defined sales milestones. Santen will also purchase supply of ophthalmology products covered by the agreement for a two- to five-year period. Upon closing of the transaction in most markets on July 1, 2014, the Company received $515 million of upfront payments from Santen, net of certain adjustments. Merck recognized a gain of $396 million on the transaction in the third quarter and first nine months of 2014 included in Other (income) expense, net. Upon closing of the remaining markets on October 1, 2014, the Company received an additional payment of approximately $50 million from Santen and will recognize an additional gain of approximately $100 million in the fourth quarter of 2014.

Operating Results
Sales
Worldwide sales were $10.6 billion for the third quarter of 2014, a decline of 4% compared with the third quarter of 2013. Foreign exchange favorably affected global sales performance by 1% in the third quarter of 2014. The revenue decline in the third quarter of 2014 was driven primarily by lower sales of Victrelis (boceprevir), Gardasil (Human Papillomavirus Quadrivalent [Types 6, 11, 16 and 18] Vaccine, Recombinant), Temodar (temozolomide), Singulair (montelukast sodium) and Cozaar (losartan potassium)/Hyzaar (losartan potassium and hydrochlorothiazide). The third-quarter sales decline was also attributable to lower revenue as a result of product divestitures that occurred in 2013 and 2014 as discussed below and from the termination of the Company’s relationship with AstraZeneca LP (“AZLP”). These declines were partially offset by growth in the diabetes franchise of Januvia (sitagliptin)/Janumet (sitagliptin and metformin HCl), Implanon/Nexplanon (etonogestrel implant), Simponi (golimumab), Dulera Inhalation Aerosol (mometasone furoate/formoterol fumarate dihydrate), as well as higher sales from the Company’s animal health business.
Worldwide sales were $31.8 billion for the first nine months of 2014, a decline of 3% compared with the same period in 2013. Foreign exchange unfavorably affected global sales performance by 1% in the first nine months of 2014. The revenue decline was driven primarily by lower sales of Temodar, Victrelis, Nasonex (mometasone furoate monohydrate), Cozaar/Hyzaar, Singulair, PegIntron (peginterferon alpha-2b), Follistim AQ (follitropin beta injection), Fosamax (alendronate sodium), Vytorin (ezetimibe/simvastatin), and Gardasil. Lower revenue as a result of product divestitures and from the termination of AZLP also contributed to the sales decline. These declines were partially offset by higher sales of Remicade (infliximab), Simponi, the diabetes franchise of Januvia/Janumet, Dulera Inhalation Aerosol, Implanon/Nexplanon, Noxafil (posaconazole), Isentress (raltegravir), as well as higher sales from the Company’s animal health business. In addition, the Company recognized revenue of $232 million in the first nine months of 2014 in connection with the sale of the U.S. marketing rights to Saphris (asenapine).
Global efforts toward health care cost containment continue to exert pressure on product pricing and market access worldwide. In the United States, health care reform is contributing to an increase in the number of patients in the Medicaid program under which sales of pharmaceutical products are subject to substantial rebates. In many international markets, government-mandated pricing actions have reduced prices of generic and patented drugs. In addition, other austerity measures negatively affected the Company’s revenue performance in the first nine months of 2014. The Company anticipates these pricing actions, including the biennial price reductions in Japan, and other austerity measures will continue to negatively affect revenue performance for the remainder of 2014.
As discussed in Note 2 to the interim consolidated financial statements, on October 1, 2013, the Company sold its active pharmaceutical ingredient (“API”) manufacturing business and, effective December 31, 2013, certain related products within Diversified Brands. In November 2013, Merck sold the U.S. rights to certain ophthalmic products and in January 2014 sold the U.S. marketing rights to Saphris. In addition, the Company sold the U.S. rights to Zioptan (tafluprost) in April 2014 and divested certain ophthalmic products in several international markets (most of which closed on July 1, 2014). The sales decline in the third quarter of 2014 attributable to these divestitures was approximately $205 million of which $160 million related to the Pharmaceutical segment, $10 million related to the Consumer Care segment and $35 million related to the divested API manufacturing business (non-segment revenues). The sales decline in the first nine months of 2014 attributable to these divestitures was approximately $450 million of which $310 million related to the Pharmaceutical segment, $30 million related to the Consumer Care segment and $110 million related to the divested API manufacturing business (non-segment revenues). Also, as discussed in Note 7 to the interim consolidated financial statements, AZLP was terminated on June 30, 2014; therefore, effective July 1, 2014, the Company no longer records supply sales to AZLP which were $220 million in the third quarter of 2013 and were reflected in the Alliances segment.
In addition to the above transactions, the divestiture of MCC on October 1, 2014, will also negatively affect future sales. Sales in 2013 of the OTC business sold to Bayer include Consumer Care segment sales of $1.9 billion, as well as Pharmaceutical segment sales of approximately $200 million related to the sale of the prescription rights to Claritin and Afrin.

Sales of the Company’s products were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2014	2013	2014	2013
Primary Care and Women’s Health
Cardiovascular
Zetia	$660	$662	$1,988	$1,941
Vytorin	369	396	1,146	1,207
Diabetes
Januvia/Janumet	1,439	1,369	4,350	4,208
General Medicine and Women’s Health
NuvaRing	186	170	531	492
Implanon/Nexplanon	158	96	379	282
Dulera	124	82	328	229
Follistim AQ	97	124	309	380
Hospital and Specialty
Hepatitis
PegIntron	84	104	300	372
Victrelis	27	121	132	347
HIV
Isentress	412	427	1,255	1,201
Acute Care
Cancidas	183	151	505	477
Invanz	141	130	390	360
Noxafil	107	75	280	212
Bridion	90	75	245	206
Primaxin	91	88	243	256
Immunology
Remicade	604	574	1,815	1,651
Simponi	170	126	500	354
Other
Cosopt/Trusopt	34	104	232	313
Oncology
Emend	136	123	402	373
Temodar	88	162	264	596
Diversified Brands
Respiratory
Nasonex	261	297	830	1,008
Singulair	218	280	773	898
Clarinex	49	54	180	180
Other
Cozaar/Hyzaar	195	238	614	760
Arcoxia	132	112	400	354
Fosamax	114	140	358	421
Propecia	66	71	197	206
Zocor	61	65	194	221
Remeron	47	44	137	150
Vaccines (1)
Gardasil	590	665	1,382	1,438
ProQuad/M-M-R II/Varivax	421	421	1,027	1,032
RotaTeq	174	201	490	507
Zostavax	181	185	479	494
Pneumovax 23	197	193	400	412
Other pharmaceutical (2)	1,228	1,350	3,617	4,139
Total Pharmaceutical segment sales	9,134	9,475	26,672	27,677
Other segment sales (3)	1,321	1,501	4,657	4,844
Total segment sales	10,455	10,976	31,329	32,521
Other (4)	102	56	426	192
	$10,557	$11,032	$31,755	$32,713

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

(3)
Represents the non-reportable segments of Animal Health, Consumer Care and Alliances. The Alliances segment includes revenue from the Company’s relationship with AZLP until its termination on June 30, 2014. On October 1, 2014, the Company sold its Consumer Care business to Bayer.

(4)
Other revenues are primarily comprised of miscellaneous corporate revenues, sales related to divested products or businesses, and other supply sales not included in segment results. Other revenues in the first nine months of 2014 include $232 million received by Merck in connection with the sale of the U.S. marketing rights to Saphris. Other revenues also include third-party manufacturing sales, a substantial portion of which was divested in October 2013.

The provision for discounts includes indirect customer discounts that occur when a contracted customer purchases directly through an intermediary wholesale purchaser, known as chargebacks, as well as indirectly in the form of rebates owed based upon definitive contractual agreements or legal requirements with private sector and public sector (Medicaid and Medicare Part D) benefit providers, after the final dispensing of the product by a pharmacy to a benefit plan participant. These discounts, in the aggregate, reduced sales by $1.7 billion and $1.3 billion for the three months ended September 30, 2014 and 2013, respectively, and by $4.8 billion and $3.9 billion for the nine months ended September 30, 2014 and 2013, respectively. Inventory levels at key U.S. wholesalers for each of the Company’s major pharmaceutical products are generally less than one month.
Pharmaceutical Segment
Primary Care and Women’s Health
Cardiovascular
Combined global sales of Zetia (ezetimibe) and Vytorin, medicines for lowering LDL cholesterol, were $1.0 billion in the third quarter of 2014, a decline of 3% compared with the third quarter of 2013, and were $3.1 billion in the first nine months of 2014, essentially flat compared with the same period in 2013.
Worldwide sales of Zetia (marketed in most countries outside the United States as Ezetrol), a cholesterol absorption inhibitor, were $660 million in the third quarter of 2014, essentially flat compared with the third quarter of 2013. Worldwide sales of Zetia were $2.0 billion in the first nine months of 2014, an increase of 2% compared with the same period of 2013 including a 1% unfavorable effect from foreign exchange. The sales increase in the year-to-date period was driven primarily by higher sales in the United States, reflecting higher pricing partially offset by lower volumes, as well as volume growth in Europe.
Global sales of Vytorin (marketed outside the United States as Inegy), a combination product containing the active ingredients of both Zetia and Zocor (simvastatin), a statin for modifying cholesterol, were $369 million in the third quarter of 2014 and $1.1 billion in the first nine months of 2014, declines of 7% and 5%, respectively, compared with the same periods in 2013. Foreign exchange favorably affected global sales performance by 1% in both the third quarter and first nine months of 2014. The sales declines primarily reflect lower volumes in the United States.
The Company has been unblinded to the results from the IMPROVE-IT trial, an approximately 18,000 patient event-driven cardiovascular outcomes study evaluating ezetimibe/simvastatin against simvastatin alone in patients presenting with acute coronary syndrome, which will be presented at the American Heart Association Scientific Sessions on November 17, 2014. The Company has determined that the Zetia and Vytorin intangible assets are not impaired.
Diabetes
Worldwide combined sales of Januvia and Janumet, medicines that help lower blood sugar levels in adults with type 2 diabetes, were $1.4 billion in the third quarter of 2014, an increase of 5% compared with the third quarter of 2013, and were $4.3 billion in the first nine months of 2014, an increase of 3% compared with the same period in 2013. Foreign exchange unfavorably affected global sales performance by 1% in the first nine months of 2014. The growth in both periods was driven primarily by higher sales in the United States, as well as volume growth in Europe, partially offset by declines in Japan due to pricing. In April 2014, all dipeptidyl peptidase-4 (“DPP-4”) inhibitors, including Januvia, were subject to repricing in Japan.
Global sales of Januvia were $933 million in the third quarter of 2014, an increase of 1% compared with the third quarter of 2013, and were $2.8 billion for the first nine months of 2014, a decline of 1% compared with the first nine months of 2013. Foreign exchange unfavorably affected global sales performance by 1% in the first nine months of 2014.
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
Worldwide sales of Janumet, Merck’s oral antihyperglycemic agent that combines sitagliptin (Januvia) with metformin in a single tablet, grew 14% in the third quarter of 2014 to $505 million compared with the third quarter of 2013, and grew 13% in the first nine months of 2014 to $1.5 billion compared with the same period of 2013.
General Medicine and Women’s Health
Worldwide sales of NuvaRing (etonogestrel/ethinyl estradiol vaginal ring), a vaginal contraceptive product, increased 9% in the third quarter of 2014 to $186 million and grew 8% in the first nine months of 2014 to $531 million compared with the same periods in 2013. The sales growth in both periods primarily reflects higher pricing in the United States.
Worldwide sales of Implanon/Nexplanon, a single-rod subdermal contraceptive implant, grew 65% to $158 million in the third quarter of 2014 and increased 34% to $379 million in the first nine months of 2014 compared with the same periods of 2013 driven primarily by higher demand in the United States, as well as in certain emerging markets reflecting timing of government tenders.

Global sales of Follistim AQ (marketed in most countries outside the United States as Puregon), a fertility treatment, declined 22% in the third quarter of 2014 to $97 million and decreased 19% in the first nine months of 2014 to $309 million compared with the same periods in 2013. The sales declines were driven largely by lower pricing in the United States, as well as volume declines across most markets. Foreign exchange unfavorably affected global sales performance by 1% in both the third quarter and first nine months of 2014.
Global sales of Dulera Inhalation Aerosol, a combination medicine for the treatment of asthma, were $124 million in the third quarter of 2014 compared with $82 million in the third quarter of 2013 and were $328 million in the first nine months of 2014 compared with $229 million in the first nine months of 2013. Sales growth in both periods was driven by higher demand in the United States.
Hospital and Specialty
Hepatitis
Worldwide sales of PegIntron, a treatment for chronic hepatitis C, were $84 million in the third quarter of 2014 and $300 million in the first nine months of 2014, declines of 19% compared with the same periods in 2013. The sales declines were driven by lower volumes in nearly all regions, particularly within the emerging markets, as the availability of new therapeutic options has resulted in loss of market share or led to patient treatment delays in markets anticipating the availability of new therapeutic options. Foreign exchange unfavorably affected global sales performance by 1% and 2% in the third quarter and first nine months of 2014, respectively.
Worldwide sales of Victrelis, an oral medicine for the treatment of chronic hepatitis C, were $27 million in the third quarter of 2014, a decline of 78% compared with the third quarter of 2013, and were $132 million in the first nine months of 2014, a decline of 62% compared with the same period in 2013. The sales declines were driven by lower volumes in nearly all regions, particularly within the United States, as the availability of new therapeutic options has resulted in loss of market share or led to patient treatment delays in markets anticipating the availability of new therapeutic options.
Sales of the Company’s products indicated for the treatment of chronic hepatitis C including PegIntron and Victrelis discussed above, as well as Rebetol (ribavirin USP), continue to be adversely affected by new therapeutic options becoming available as discussed above. During the second quarter, these trends accelerated more rapidly than previously anticipated by the Company, which led to changes in the cash flow assumptions for both PegIntron and Victrelis. These revisions to cash flows indicated that the PegIntron and Victrelis intangible asset values were not recoverable on an undiscounted cash flows basis. The Company utilized market participant assumptions to determine its best estimate of the fair values of the intangible assets related to PegIntron and Victrelis that, when compared with their related carrying values, resulted in impairment charges of $523 million and $137 million, respectively, in the second quarter of 2014 recorded within Materials and production costs. During the third quarter of 2014, rapid developments in the competitive chronic hepatitis C treatment market led to market share losses that were greater than the Company had predicted, causing incremental deterioration of future cash flow projections that resulted in additional impairment charges of $270 million for PegIntron and $107 million for Victrelis, as well as an impairment charge of $35 million for Rebetol.
In the event future circumstances arise that significantly reduce current cash flow projections for these products, the Company may record additional intangible asset impairment charges in the future. The remaining carrying value of the intangible assets related to these products was $109 million in the aggregate at September 30, 2014.
HIV
Global sales of Isentress, an HIV integrase inhibitor for use in combination with other antiretroviral agents for the treatment of HIV-1 infection, declined 3% in the third quarter of 2014 to $412 million reflecting volume declines in the United States, partially offset by volume growth in Europe. Worldwide sales of Isentress increased 4% in the first nine months of 2014 to $1.3 billion compared with the same period in 2013 primarily reflecting growth in Europe and Latin America.
Acute Care
Global sales of Cancidas (caspofungin acetate), an anti-fungal product, increased 21% in the third quarter of 2014 to $183 million and 6% in the first nine months of 2014 to $505 million largely reflecting timing of shipments in China. Foreign exchange favorably affected global sales performance by 1% in both the third quarter and the first nine months of 2014.
Bridion (sugammadex sodium injection), for the reversal of certain muscle relaxants used during surgery, is approved and has been launched in many countries outside of the United States. Sales of Bridion grew 20% to $90 million in the third quarter of 2014 and rose 19% to $245 million in the first nine months of 2014 compared with the same periods of 2013. Sales growth in both periods was driven by volume growth in all markets. Foreign exchange unfavorably affected global sales performance by 2% and 4% in the third quarter and first nine months of 2014, respectively. In September 2013, the Company received a Complete Response Letter (“CRL”) from the U.S. Food and Drug Administration (the “FDA”) for the resubmission of the New Drug

Application (“NDA”) for sugammadex sodium injection. To address the CRL, the Company conducted a new hypersensitivity study and has resubmitted the NDA to the FDA.
Immunology
Sales of Remicade, a treatment for inflammatory diseases (marketed by the Company in Europe, Russia and Turkey), were $604 million in the third quarter of 2014 and $1.8 billion for the first nine months of 2014, increases of 5% and 10%, respectively, compared with the same periods of 2013. Foreign exchange favorably affected sales performance by 2% and 3% in the third quarter and first nine months of 2014, respectively. Sales growth in both periods reflects volume growth in Europe. In September 2013, the European Commission (the “EC”) approved an infliximab biosimilar. While the Company is experiencing generic competition in certain smaller European markets, the Company anticipates a more substantial decline in Remicade sales following loss of market exclusivity in major European markets in February 2015.
Sales of Simponi, a once-monthly subcutaneous treatment for certain inflammatory diseases (marketed by the Company in Europe, Russia and Turkey), were $170 million in the third quarter of 2014 compared with $126 million in the third quarter of 2013 and were $500 million in the first nine months of 2014 compared with $354 million in the first nine months of 2013. Sales growth was driven by demand in Europe reflecting a positive impact from the ulcerative colitis indication. In September 2013, the EC approved Simponi for the treatment of adult patients with moderately to severely active ulcerative colitis who have had an inadequate response to conventional therapy or who are intolerant to or have medical contraindications for such therapies.
Other
Worldwide sales of ophthalmic products Cosopt and Trusopt declined 68% to $34 million in the third quarter of 2014 and declined 26% to $232 million in the first nine months of 2014 compared with the same periods in 2013. Foreign exchange unfavorably affected global sales performance by 1% and 2% in the third quarter and first nine months of 2014, respectively. The declines were driven largely by the divestiture of Cosopt and Trusopt in several international markets in 2014 and the sale of the U.S. rights to Cosopt and Cosopt PF in 2013 as noted below.
In November 2013, Merck sold the U.S. rights to ophthalmic products Cosopt and Cosopt PF, as well as AzaSite to Akorn, Inc (“Akorn”). Also, as discussed above, in May 2014, Merck entered into an agreement to sell certain ophthalmic products, including Cosopt and Trusopt, to Santen in Japan and markets in Europe and Asia Pacific. The transaction closed in most markets on July 1, 2014. The remaining markets closed on October 1, 2014. Merck continues to sell its ophthalmic products in markets not included in the transactions with Santen and Akorn.
Merck’s sales of Saphris (asenapine), an antipsychotic indicated for the treatment of schizophrenia and bipolar I disorder in adults, were $21 million and $44 million in the third quarter of 2014 and 2013, respectively, and were $67 million and $117 million in the first nine months of 2014 and 2013, respectively. In January 2014, Merck sold the U.S. marketing rights to Saphris to Forest Laboratories, Inc. (“Forest”). Under the terms of the agreement, Forest made upfront payments of $232 million, which are reflected in Sales in the first nine months of 2014, and will make additional payments to Merck based on defined sales milestones. In addition, as part of this transaction, Merck has agreed to supply product to Forest (subsequently acquired by Actavis plc) until patent expiry. Asenapine, sold under the brand name Sycrest, is also approved in the EU for the treatment of bipolar I disorder in adults. Under a commercialization agreement for Sycrest sublingual tablets (5 mg, 10 mg), H. Lundbeck A/S makes product supply payments in exchange for exclusive commercial rights to Sycrest in all markets outside the United States, China and Japan. During the first nine months of 2013, the Company recorded an impairment charge on the Saphris/Sycrest intangible asset (see Note 6 to the interim consolidated financial statements).
Oncology
Global sales of Emend (aprepitant), for the prevention of chemotherapy-induced and post-operative nausea and vomiting, were $136 million in the third quarter of 2014, an increase of 11% compared with the third quarter of 2013, and were $402 million in the first nine months of 2014, an increase of 8% compared with the same period in 2013. The sales growth in both periods largely reflects volume growth in most regions, particularly the United States.
Sales of Temodar (marketed as Temodal outside the United States), a treatment for certain types of brain tumors, declined 46% to $88 million in the third quarter of 2014 and declined 56% to $264 million in the first nine months of 2014 compared with the same periods of 2013. Foreign exchange unfavorably affected global sales performance by 1% and 2% in the third quarter and first nine months of 2014, respectively. The sales declines were driven primarily by generic competition in the United States. As previously disclosed, by agreement, a generic manufacturer launched a generic version of Temodar in the United States in August 2013. The U.S. patent and exclusivity periods otherwise expired in February 2014. Accordingly, the Company is experiencing a significant sales decline in the United States and expects the decline to continue.
In September 2014, the FDA granted accelerated approval of Keytruda (pembrolizumab), the first approved anti-PD-1 therapy in the United States. Keytruda has been approved for the treatment of patients with unresectable or metastatic melanoma and disease progression following ipilimumab and, if BRAF V600 mutation positive, a BRAF inhibitor. Merck believes there are currently approximately 1,200 patients who may be eligible for Keytruda, based on the product’s label, and at the end of October, approximately 900 patients were being treated with Keytruda.
Other products contained in Hospital and Specialty include among others, Invanz (ertapenem sodium) for the treatment of certain infections; Noxafil for the prevention of certain invasive fungal infections; and Primaxin (imipenem and cilastatin sodium), an anti-bacterial product.
Diversified Brands
Merck’s diversified brands include human health pharmaceutical products that are approaching the expiration of their marketing exclusivity or are no longer protected by patents in developed markets, but continue to be a core part of the Company’s offering in other markets around the world.
Respiratory
Global sales of Nasonex, an inhaled nasal corticosteroid for the treatment of nasal allergy symptoms, declined 12% to $261 million in the third quarter of 2014 and decreased 18% to $830 million in the first nine months of 2014 compared with the same periods of 2013. Foreign exchange unfavorably affected global sales performance by 2% in the first nine months of 2014. The declines were driven primarily by lower volumes in the United States, as well as by lower volumes in Europe and Canada from generic competition. By agreement, generic manufacturers were able to launch a generic version of Nasonex in most European markets on January 1, 2014 and generic versions of Nasonex have since launched in several of these markets. Accordingly, the Company is experiencing a rapid decline in Nasonex sales in Europe in 2014. In 2009, Apotex Inc. and Apotex Corp. (collectively, “Apotex”) filed an application with the FDA seeking approval to sell its generic version of Nasonex. In June 2012, the U.S. District Court for the District of New Jersey ruled against the Company in a patent infringement suit against Apotex holding that Apotex’s generic version of Nasonex does not infringe on the Company’s formulation patent. In June 2013, the Court of Appeals for the Federal Circuit issued a decision affirming the U.S. District Court decision and the Company has exhausted all of its appeal options. If Apotex’s generic version becomes available, significant losses of U.S. Nasonex sales could occur and the Company may take a non-cash impairment charge with respect to the carrying value of the Nasonex intangible asset, which was $863 million at September 30, 2014. If the Nasonex intangible asset is determined to be impaired, the impairment charge could be material. U.S. sales of Nasonex were $428 million for the first nine months of 2014.
Worldwide sales of Singulair, a once-a-day oral medicine for the chronic treatment of asthma and for the relief of symptoms of allergic rhinitis, were $218 million in the third quarter of 2014, a decrease of 22% compared with the third quarter of 2013 including a 2% unfavorable effect from foreign exchange, reflecting lower sales in Japan due to the timing of shipments, as well as lower sales in Europe as a result of generic competition. Global sales of Singulair were $773 million for the first nine months of 2014, a decline of 14% compared with the same period of 2013 including a 4% unfavorable effect from foreign exchange, driven primarily by lower sales in Europe as a result of generic competition. The patents that provided market exclusivity for Singulair expired in a number of major European markets in February 2013 and the Company experienced a significant and rapid decline in Singulair sales in those markets following the patent expiries and expects the decline to continue. The patent that provided market exclusivity for Singulair in the United States expired in 2012.
Other
Global sales of Cozaar and its companion agent Hyzaar (a combination of Cozaar and hydrochlorothiazide), treatments for hypertension, were $195 million in the third quarter of 2014, a decline of 18% compared with the third quarter of 2013, and were $614 million for the first nine months of 2014, a decline of 19% compared with the same period of 2013. Foreign exchange unfavorably affected global sales performance by 1% and 3% for the third quarter and first nine months of 2014, respectively. The patents that provided market exclusivity for Cozaar and Hyzaar in the United States and in most major international markets have expired. Accordingly, the Company is experiencing declines in Cozaar and Hyzaar sales and expects the declines to continue.
Worldwide sales of Fosamax (marketed as Fosamac in Japan) and Fosamax Plus D (alendronate sodium/cholecalciferol) (marketed as Fosavance throughout the European Union (the “EU”)) for the treatment and, in the case of Fosamax, prevention of osteoporosis declined 19% to $114 million in the third quarter of 2014 and 15% to $358 million in the first nine months of 2014 compared with the same periods of 2013 driven by declines in all regions. These medicines have lost market exclusivity in the United States and in most major international markets. The Company expects the sales declines within the Fosamax product franchise to continue.
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
Merck’s sales of Gardasil, a vaccine to help prevent certain diseases caused by four types of human papillomavirus (“HPV”), declined 11% in the third quarter of 2014 to $590 million reflecting lower public sector sales in the United States and lower sales in the emerging markets. Merck’s sales of Gardasil decreased 4% in the first nine months of 2014 to $1.4 billion compared with the same period of 2013, including an unfavorable effect from foreign exchange of 2%. The sales decline in the year-to-date period reflects lower sales in Asia Pacific and Japan, partially offset by higher government tenders in Brazil from the national immunization program, as well as higher public sector purchases in the United States. In June 2013, the Japanese government suspended active promotion of HPV vaccines.
Merck’s sales of ProQuad (Measles, Mumps, Rubella and Varicella Virus Vaccine Live), a pediatric combination vaccine to help protect against measles, mumps, rubella and varicella, were $119 million in the third quarter of 2014 compared with $101 million in the third quarter of 2013 and were $278 million in the first nine months of 2014 compared with $245 million in the first nine months of 2013. Merck’s sales of Varivax (Varicella Virus Vaccine Live), a vaccine to help prevent chickenpox (varicella), were $216 million for the third quarter of 2014 compared with $213 million for the third quarter of 2013 and were $500 million in the first nine months of 2014 compared with $540 million in the first nine months of 2013. Merck’s sales of M‑M‑R II (Measles, Mumps and Rubella Virus Vaccine Live), a vaccine to help protect against measles, mumps and rubella, were $86 million for the third quarter of 2014 compared with $107 million for the third quarter of 2013 and were $249 million in the first nine months of 2014 compared with $247 million in the first nine months of 2013.
Merck’s sales of RotaTeq (Rotavirus Vaccine, Live Oral, Pentavalent), a vaccine to help protect against rotavirus gastroenteritis in infants and children, were $174 million in the third quarter of 2014 and $490 million in the first nine months of 2014, declines of 14% and 3%, respectively, compared with the same periods in 2013, primarily reflecting lower public sector purchases in the United States.
Merck’s sales of Zostavax (Zoster Vaccine Live), a vaccine to help prevent shingles (herpes zoster) in adults 50 years of age and older, were $181 million in the third quarter of 2014, a decrease of 2% compared with the third quarter of 2013, and were $479 million for the first nine months of 2014, a decline of 3% compared with the same period of 2013. The sales decline in both periods was driven by lower demand in the United States, as well as in Canada, partially offset by higher sales in the Asia Pacific region due to ongoing launches. The Company is continuing to educate U.S. customers on the broad managed care coverage for Zostavax and the process for getting reimbursement. Merck is continuing to launch Zostavax outside of the United States.
Other Segments
The Company’s other segments are the Animal Health, Alliances and Consumer Care segments, which are not material for separate reporting. On October 1, 2014, the Company completed the previously announced sale of its MCC business to Bayer. At September 30, 2014, the assets and liabilities of MCC are reflected as held for sale in the Consolidated Balance Sheet.
Animal Health
Animal Health includes pharmaceutical and vaccine products for the prevention, treatment and control of disease in all major farm and companion animal species. Animal Health sales are affected by competition and the frequent introduction of generic products. Global sales of Animal Health products totaled $885 million for the third quarter of 2014, growth of 11% compared with the third quarter of 2013, including a 1% favorable effect from foreign exchange. Sales of Animal Health products were $2.6 billion for the first nine months of 2014, growth of 3% compared with the same period in 2013, including a 1% unfavorable effect from foreign exchange. Sales growth in both periods was driven primarily by higher sales of companion animal products, reflecting the launch of Bravecto (fluralaner) in Europe and the United States, as well as higher sales of poultry products, partially offset by lower sales of Zilmax (zilpaterol hydrochloride). In August 2013, Merck Animal Health voluntarily suspended sales of Zilmax, a feed supplement for beef cattle, in the United States and Canada. The suspension of Zilmax unfavorably affected Animal Health sales by 4% in the third quarter of 2014 and by 5% in the first nine months of 2014 excluding the effects of foreign exchange.
In May 2014, Merck announced that the FDA approved Bravecto chewable tablets for dogs to treat fleas and ticks. Bravecto is the first and only treatment that has been shown to quickly and effectively kill fleas and multiple tick species for 12 weeks in a single dose. Bravecto also is effective for eight weeks against Amblyomma americanum ticks.
Alliances
The alliances segment includes results from the Company’s relationship with AZLP. On June 30, 2014, AstraZeneca exercised its option to buy Merck’s interest in a subsidiary and, through it, Merck’s interest in Nexium and Prilosec. As a result, as of July 1, 2014, the Company no longer records equity income from AZLP and supply sales to AZLP, primarily relating to sales of Nexium and Prilosec, have terminated (see “Selected Joint Venture and Affiliate Information” below). Revenue from AZLP in 2014 through the June 30 termination date was $463 million. Revenue from AZLP was $220 million and $727 million in the third quarter and first nine months of 2013, respectively.

Consumer Care
Consumer Care products include over-the-counter, foot care and sun care products such as Claritin non-drowsy antihistamines; MiraLAX, for the relief of occasional constipation; Dr. Scholl’s foot care products; and Coppertone sun care products. Global sales of Consumer Care products were $401 million for the third quarter of 2014, a decline of 9% compared with the third quarter of 2013. Consumer Care product sales were $1.5 billion in the first nine months of 2014, an increase of 2% compared with the same period in 2013. Foreign exchange unfavorably affected global sales performance by 1% in the first nine months of 2014. The sales increase in the year-to-date period largely reflects sales reversals recorded in 2013 resulting from the termination in China of certain Consumer Care distribution arrangements together with associated termination costs. Excluding these items, Consumer Care global sales would have declined 3% in the first nine months of 2014 as compared with the same period in 2013 including a 1% unfavorable effect from foreign exchange. Sales performance in the third quarter and first nine months of 2014 reflects the divestiture of certain products to Aspen as discussed above. On October 1, 2014, the Company completed the previously announced sale of its MCC business to Bayer.
Costs, Expenses and Other
In October 2013, the Company announced a global restructuring program (the “2013 Restructuring Program”) as part of a global initiative to sharpen its commercial and research and development focus. As part of the program, the Company expects to reduce its total workforce by approximately 8,500 positions. These workforce reductions will primarily come from the elimination of positions in sales, administrative and headquarters organizations, as well as research and development. The Company will also reduce its global real estate footprint and continue to improve the efficiency of its manufacturing and supply network. The Company will continue to hire employees in strategic growth areas of the business as necessary. The Company recorded total pretax costs of $437 million and $826 million in the third quarter and first nine months of 2014, respectively, and $544 million in the third quarter and first nine months of 2013 related to this restructuring program. The actions under the 2013 Restructuring Program are expected to be substantially completed by the end of 2015 with the cumulative pretax costs estimated to be approximately $2.5 billion to $3.0 billion. The Company estimates that approximately two-thirds of the cumulative pretax costs will result in cash outlays, primarily related to employee separation expense. Approximately one-third of the cumulative pretax costs are non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested. The Company expects the actions under the 2013 Restructuring Program to result in annual net cost savings of approximately $2.0 billion by the end of 2015. The Company anticipates that the actions under the 2013 Restructuring Program, combined with remaining actions under the Merger Restructuring Program (discussed below), will result in annual net cost savings of $2.5 billion by the end of 2015 compared with full-year 2012 expense levels.
In 2010, subsequent to the Merck and Schering-Plough Corporation (“Schering-Plough”) merger (the “Merger”), the Company commenced actions under a global restructuring program (the “Merger Restructuring Program”) designed to streamline the cost structure of the combined company. Further actions under this program were initiated in 2011. The actions under this program primarily reflect the elimination of positions in sales, administrative and headquarters organizations, as well as from the sale or closure of certain manufacturing and research and development sites and the consolidation of office facilities. The Company recorded total pretax costs of $175 million and $423 million in the third quarter of 2014 and 2013, respectively, and $533 million and $841 million in the first nine months of 2014 and 2013, respectively, related to this restructuring program. The non-manufacturing related restructuring actions under the Merger Restructuring Program were substantially completed by the end of 2013. The remaining actions under this program relate to ongoing manufacturing facility rationalizations, which are expected to be substantially completed by 2016. The Company expects the estimated total cumulative pretax costs for this program to be approximately $7.9 billion to $8.2 billion. The Company estimates that approximately two-thirds of the cumulative pretax costs relate to cash outlays, primarily related to employee separation expense. Approximately one-third of the cumulative pretax costs are non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested. The Company expects the Merger Restructuring Program to yield annual savings upon completion of the program of approximately $4.0 billion to $4.6 billion.
In 2008, Merck announced a global restructuring program (the “2008 Restructuring Program”) to reduce its cost structure, increase efficiency, and enhance competitiveness. Pretax costs of $54 million were recorded in the first nine months of 2013 related to the 2008 Restructuring Program. Effective July 1, 2013, any remaining activities under the 2008 Restructuring Program are being accounted for as part of the Merger Restructuring Program.
The Company anticipates that total costs associated with restructuring activities in 2014 for the 2013 Restructuring Program and the Merger Restructuring Program will be in the range of $1.5 billion to $1.7 billion.
The costs associated with all of these restructuring activities are primarily comprised of accelerated depreciation recorded in Materials and production, Marketing and administrative and Research and development and separation costs recorded in Restructuring costs (see Note 2 to the interim consolidated financial statements).

Materials and Production
Materials and production costs were $4.2 billion for the third quarter of 2014, an increase of 3% compared with the third quarter of 2013, and were $13.0 billion for the first nine months of 2014, an increase of 5% compared with the first nine months of 2013. Costs in the third quarter of 2014 and 2013 include $1.0 billion and $1.2 billion, respectively, and in the first nine months of 2014 and 2013 include $3.2 billion and $3.5 billion, respectively, of expenses for the amortization of intangible assets recognized in connection with mergers and acquisitions. In addition, expenses include intangible asset impairment charges related to marketed products of $412 million and $1.1 billion for the third quarter and first nine months of 2014, respectively, and $330 million for the first nine months of 2013 (see Note 6 to the interim consolidated financial statements). Costs in the third quarter and first nine months of 2013 also reflect a $41 million intangible asset impairment charge related to a licensing agreement. Included in materials and production costs are costs associated with restructuring activities which amounted to $87 million and $57 million in the third quarter of 2014 and 2013, respectively, and $377 million and $193 million in the first nine months of 2014 and 2013, respectively, including accelerated depreciation and asset write-offs related to the planned sale or closure of manufacturing facilities. Separation costs associated with manufacturing-related headcount reductions have been incurred and are reflected in Restructuring costs as discussed below.
Gross margin was 60.0% in the third quarter of 2014 compared with 62.8% in the third quarter of 2013 and was 59.0% in the first nine months of 2014 compared with 62.3% for the first nine months of 2013. The amortization of intangible assets, as well as the restructuring and impairment charges noted above reduced gross margin by 14.3 and 11.2 percentage points for the third quarter of 2014 and 2013, respectively, and by 14.6 and 12.4 percentage points for the first nine months of 2014 and 2013, respectively. Excluding the impact of these items, the gross margin decline in the year-to-date period was driven primarily by the unfavorable effects of product mix and ongoing generic erosion, as well as by inventory write-offs largely related to Victrelis, partially offset by the sale of the U.S. marketing rights to Saphris.
Marketing and Administrative
Marketing and administrative expenses increased 6% to $3.0 billion in the third quarter of 2014 compared with the third quarter of 2013 largely reflecting an additional year of expense related to the health care reform fee as discussed below, partially offset by lower selling expenses. Marketing and administrative expenses decreased 3% to $8.7 billion in the first nine months of 2014 compared with the same period of 2013 reflecting lower selling costs and promotional spending, partially offset by the additional year of expense for the health care reform fee. Expenses for the third quarter of 2014 and 2013 include $68 million and $31 million, respectively, and for the first nine months of 2014 and 2013 include $143 million and $64 million, respectively, of restructuring costs, related primarily to accelerated depreciation for facilities to be closed or divested. Separation costs associated with sales force reductions have been incurred and are reflected in Restructuring costs as discussed below. Marketing and administrative expenses also include $110 million and $20 million of acquisition and divestiture-related costs in the third quarter of 2014 and 2013, respectively, and $153 million and $62 million for the first nine months of 2014 and 2013, respectively, consisting of incremental, third-party integration costs related to the Merger, including costs related to legal entity and systems integration, as well as transaction and certain other costs related to business acquisitions and divestitures.
On July 28, 2014, the Internal Revenue Service (the “IRS”) issued final regulations on the annual non-tax deductible health care reform fee imposed by the Patient Protection and Affordable Care Act that is based on an allocation of a company’s market share of prior year branded pharmaceutical sales to certain government programs. The final IRS regulations accelerated the recognition criteria for the fee obligation by one year to the year in which the sales used to allocate the fee occurred rather than the year in which the fee was paid. As a result of this change, Merck recorded an additional expense of $193 million during the third quarter and first nine months of 2014.
Research and Development
Research and development expenses were $1.7 billion for the third quarter of 2014, essentially flat compared with the third quarter of 2013, and were $4.9 billion for the first nine months of 2014, a decline of 14% compared with the same period in 2013. Research and development expenses are comprised of the costs directly incurred by Merck Research Laboratories (“MRL”), the Company’s research and development division that focuses on human health-related activities, which were $967 million and $1.0 billion in the third quarter of 2014 and 2013, respectively, and were $2.7 billion and $3.2 billion for the first nine months of 2014 and 2013, respectively. Also included in research and development expenses are costs incurred by other divisions in support of research and development activities, including depreciation, production and general and administrative, as well as licensing activity, certain costs from operating segments, including the Pharmaceutical and Animal Health segments, as well as the Consumer Care segment until its divestiture on October 1, 2014, which in the aggregate were $575 million and $661 million for the third quarter of 2014 and 2013, respectively, and $2.0 billion and $2.1 billion in the first nine months of 2014 and 2013, respectively. The declines in research and development expenses in the third quarter and first nine months of 2014 as compared with the same periods of 2013 were driven by cost savings resulting from restructuring activities, targeted reductions and lower clinical development spend as a result of portfolio prioritization.

Research and development expenses also include IPR&D impairment charges and research and development-related restructuring charges. The Company recorded IPR&D impairment charges of $36 million during the third quarter and first nine months of 2014, and $264 million in the first nine months of 2013 (see Note 6 to the interim consolidated financial statements). Research and development expenses also reflect accelerated depreciation and asset abandonment costs associated with restructuring activities of $81 million and $9 million in the third quarter of 2014 and 2013, respectively, and $175 million and $38 million for the first nine months of 2014 and 2013, respectively.
Restructuring Costs
Restructuring costs, primarily representing separation and other related costs associated with restructuring activities, were $376 million and $870 million for the third quarter of 2014 and 2013, respectively, and were $664 million and $1.1 billion for the first nine months of 2014 and 2013, respectively. Costs in the third quarter and first nine months of 2014 include $306 million and $354 million, respectively, and in the third quarter and first nine months of 2013 include $501 million of costs related to the 2013 Restructuring Program. The remaining costs in 2014 and nearly all of the remaining costs in 2013 related to the Merger Restructuring Program. Separation costs were incurred associated with actual headcount reductions, as well as estimated expenses under existing severance programs for headcount reductions that were probable and could be reasonably estimated. Merck eliminated approximately 1,015 positions in the third quarter of 2014 (830 related to the 2013 Restructuring Program and 185 related to the Merger Restructuring Program). During the first nine months of 2014, Merck eliminated approximately 4,400 positions (3,425 related to the 2013 Restructuring Program and 975 related to the Merger Restructuring Program). Merck eliminated approximately 1,070 positions and 2,530 positions in the third quarter and first nine months of 2013, respectively, most of which related to the Merger Restructuring Program. These position eliminations are comprised of actual headcount reductions, and the elimination of contractors and vacant positions. Also included in restructuring costs are curtailment, settlement and termination charges associated with pension and other postretirement benefit plans, share-based compensation and shutdown costs. For segment reporting, restructuring costs are unallocated expenses. Additional costs associated with the Company’s restructuring activities are included in Materials and production, Marketing and administrative and Research and development as discussed above.
Equity Income from Affiliates
Equity income from affiliates, which reflects the performance of the Company’s joint ventures and other equity method affiliates, was $24 million in the third quarter of 2014 compared with $102 million in the third quarter of 2013 and was $241 million in the first nine months of 2014 compared with $351 million in the first nine months of 2013. The declines were driven primarily by the termination of AZLP. As noted below, on June 30, 2014, AstraZeneca exercised its option to purchase Merck’s interest in a subsidiary and, through it, Merck’s interest in Nexium and Prilosec. Effective July 1, 2014, the Company no longer records equity income from AZLP. (See “Selected Joint Venture and Affiliate Information” below.)
Other (Income) Expense, Net
Other (income) expense, net was $142 million of income in the third quarter of 2014 compared with $172 million of expense in the third quarter of 2013 driven primarily by a $396 million gain recognized in the third quarter of 2014 on the divestiture of certain ophthalmic products in several international markets (see Note 3 to the interim consolidated financial statements), partially offset by a $93 million goodwill impairment charge related to the Company’s joint venture with Supera Farma Laboratorios S.A. (“Supera”) (see Note 3 to the interim consolidated financial statements.) Other (income) expense, net was $737 million of income for the first nine months of 2014 compared with $656 million of expense for the first nine months of 2013 driven primarily by a $741 million gain in 2014 related to AstraZeneca’s option exercise (see Note 7 to the interim consolidated financial statements), a $396 million gain in 2014 on the divestiture of certain ophthalmic products noted above, a net gain of $168 million in 2014 related to the sale of the Company’s Sirna Therapeutics, Inc. (“Sirna”) subsidiary (see Note 3 to the interim consolidated financial statements), as well as lower exchange losses, partially offset by a $93 million goodwill impairment charge related to the Company’s joint venture with Supera as noted above. Exchange losses in the first nine months of 2013 include losses from a Venezuelan currency devaluation. In February 2013, the Venezuelan government devalued its currency (Bolívar Fuertes) from 4.30 VEF per U.S. dollar to 6.30 VEF per U.S. dollar. The Company recognized losses due to exchange of approximately $140 million in the first quarter of 2013 resulting from the remeasurement of the local monetary assets and liabilities at the new rate. Since January 2010, Venezuela has been designated hyperinflationary and, as a result, local foreign operations are remeasured in U.S. dollars with the impact recorded in results of operations.
In March 2013, the Venezuelan government announced the creation of a new foreign exchange mechanism called the “Complimentary System of Foreign Currency Acquirement” (known as SICAD1) that operates similar to an auction system and allows entities in specific sectors to bid for U.S. dollars to be used for payments related to international investments and certain intangibles. In March 2014, the Venezuelan government launched another foreign exchange mechanism (known as SICAD2) and indicated that all industry sectors will be able to access SICAD2 and its use will not be restricted as to purpose. Both the SICAD1 and SICAD2 average rates are published by the Central Bank of Venezuela and at September 30, 2014, the average exchange rates inferred were 12.0 VEF per U.S. dollar and 49.99 VEF per U.S. dollar, respectively. Neither SICAD1 nor SICAD2 eliminated or changed the official rate of 6.30 VEF per U.S. dollar. At September 30, 2014, the Company had approximately $600 million (U.S.

dollar equivalent at the 6.30 official rate) of net monetary assets in its Venezuelan entities, of which the large majority was cash. Thus far in 2014, the Company has received approximately $180 million from Venezuela for transactions that were settled at the official rate of 6.30 VEF per U.S. dollar, and has approximately $400 million pending approval for future settlement at the official rate. The Company has not used, and does not anticipate using, either SICAD mechanism to settle any transactions. Accordingly, the Company concluded it was appropriate to continue to use the official rate of 6.30 VEF per U.S. dollar for remeasurement purposes. If circumstances change such that the Company concludes it would be appropriate to use a SICAD rate, or if a devaluation of the official rate occurs, it could result in a significant charge to the Company’s future results of operations.
Segment Profits

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2014	2013	2014	2013
Pharmaceutical segment profits	$5,772	$5,983	$16,475	$17,022
Other non-reportable segment profits	539	750	2,050	2,445
Other	(4,821)	(5,208)	(13,053)	(15,147)
Income before income taxes	$1,490	$1,525	$5,472	$4,320
Segment profits are comprised of segment sales less standard costs, certain operating expenses directly incurred by the segment, components of equity income or loss from affiliates and depreciation and amortization expenses. For internal management reporting presented to the chief operating decision maker, Merck does not allocate materials and production costs, other than standard costs, the majority of research and development expenses or general and administrative expenses, nor the cost of financing these activities. Separate divisions maintain responsibility for monitoring and managing these costs, including depreciation related to fixed assets utilized by these divisions and, therefore, they are not included in segment profits. Also excluded from the determination of segment profits are the amortization of purchase accounting adjustments and other acquisition-related costs, intangible asset impairment charges, restructuring costs, taxes paid at the joint venture level and a portion of equity income. Additionally, segment profits do not reflect other expenses from corporate and manufacturing cost centers and other miscellaneous income or expense. These unallocated items, including the gains on AstraZeneca’s option exercise and the divestiture of certain ophthalmic products in several international markets, as well as the goodwill impairment charge related to Supera, are reflected in “Other” in the above table. Also included in “Other” are miscellaneous corporate profits (losses), as well as operating profits (losses) related to third-party manufacturing sales, divested products or businesses, and other supply sales.
Pharmaceutical segment profits declined 4% in the third quarter of 2014 and 3% in the first nine months of 2014 as compared with the same periods in 2013, driven primarily by the unfavorable effects of product divestitures and loss of market exclusivity for certain products, partially offset by cost savings from productivity measures.
Taxes on Income
The effective income tax rates of 43.5% and 24.6% for the third quarter of 2014 and 2013, respectively, and 15.8% and 14.3% for the first nine months of 2014 and 2013, respectively, reflect the impacts of acquisition-related costs and restructuring costs, partially offset by the beneficial impact of foreign earnings. The effective income tax rates for the third quarter and first nine months of 2014 include the unfavorable impact of an additional year of expense for the non-tax deductible health care reform fee that the Company recorded in accordance with final regulations issued in the third quarter by the IRS. In addition, the effective income tax rate for the first nine months of 2014 includes a net tax benefit of $517 million recorded in connection with AstraZeneca’s option exercise (see Note 7 to the interim consolidated financial statements) and a benefit of approximately $300 million associated with a capital loss generated in the first quarter related to the sale of Sirna (see Note 3 to the interim consolidated financial statements). The effective income tax rates for the third quarter and first nine months of 2013 also reflect a net benefit of $165 million from the settlements of certain federal income tax issues. Additionally, the effective income tax rate for the first nine months of 2013 reflects net benefits from reductions in tax reserves upon expiration of applicable statute of limitations, the favorable impact of tax legislation enacted in the first quarter of 2013 that extended the R&D tax credit for both 2012 and 2013, as well as an out-of-period net tax benefit of approximately $160 million associated with the resolution of a previously disclosed federal income tax issue (see Note 14 to the interim consolidated financial statements).

Net (Loss) Income Attributable to Noncontrolling Interests
Net (loss) income attributable to noncontrolling interests was $(53) million and $26 million in the third quarter of 2014 and 2013, respectively, and $3 million and $79 million for the first nine months of 2014 and 2013, respectively. The amounts for the third quarter and first nine months of 2014 include the portion of intangible asset and goodwill impairment charges related to the Company’s joint venture with Supera that are attributable to noncontrolling interests.
Net Income and Earnings per Common Share
Net income attributable to Merck & Co., Inc. was $895 million for the third quarter of 2014 compared with $1.1 billion for the third quarter of 2013 and was $4.6 billion for the first nine months of 2014 compared with $3.6 billion for the first nine months of 2013. Earnings per common share assuming dilution attributable to Merck & Co., Inc. common shareholders (“EPS”) for the third quarter of 2014 were $0.31 compared with $0.38 in the third quarter of 2013 and were $1.57 for the first nine months of 2014 compared with $1.20 for the first nine months of 2013. The declines in net income and EPS in the third quarter of 2014 compared with the third quarter of 2013 were due primarily to lower sales, higher intangible asset impairment charges and an additional year of expense for the health care reform fee, partially offset by gains on divestitures, as well as lower restructuring costs and operating expenses. The increases in net income and EPS for the first nine months of 2014 as compared with the same period in 2013 were due primarily to a gain recognized on AstraZeneca’s option exercise, gains on divestitures, lower operating expenses, higher favorability from discrete tax items, and revenue recognized from the sale of the U.S. marketing rights to Saphris, partially offset by lower sales, an additional year of expense for the health care reform fee and a goodwill impairment charge. EPS in the first nine months of 2014 benefited from lower average shares outstanding.
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

A reconciliation between GAAP financial measures and non-GAAP financial measures is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions except per share amounts)	2014	2013	2014	2013
Pretax income as reported under GAAP	$1,490	$1,525	$5,472	$4,320
Increase (decrease) for excluded items:
Acquisition and divestiture-related costs	1,659	1,196	4,552	4,201
Restructuring costs	612	967	1,359	1,439
Other items:
Gain on the divestiture of certain ophthalmic products	(396)	—	(396)	—
Additional year of expense for health care reform fee	193	—	193	—
Gain on AstraZeneca option exercise	—	—	(741)	—
Other	5	—	5	(13)
	3,563	3,688	10,444	9,947
Taxes on income as reported under GAAP	648	375	865	618
Estimated tax benefit on excluded items (1)	295	393	1,509	1,081
Tax benefit related to sale of Sirna Therapeutics, Inc. subsidiary	—	—	300	—
Net tax benefits from settlements of federal income tax issues	—	165	—	325
	943	933	2,674	2,024
Non-GAAP net income	2,620	2,755	7,770	7,923
Less: Net (loss) income attributable to noncontrolling interests as reported under GAAP	(53)	26	3	79
Acquisition and divestiture-related costs attributable to non-controlling interests	(56)	—	(56)	—
	3	—	59	—
Non-GAAP net income attributable to Merck & Co., Inc.	$2,617	$2,729	$7,711	$7,844

EPS assuming dilution as reported under GAAP	$0.31	$0.38	$1.57	$1.20
EPS difference (2)	0.59	0.54	1.05	1.41
Non-GAAP EPS assuming dilution	$0.90	$0.92	$2.62	$2.61

(1)	Amount for the first nine months of 2014 include a net benefit of $517 million recorded in connection with AstraZeneca’s option exercise.

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
Certain Other Items
Non-GAAP income and non-GAAP EPS exclude certain other items. These items represent substantive, unusual items that are evaluated on an individual basis. Such evaluation considers both the quantitative and the qualitative aspect of their unusual nature and generally represent items that, either as a result of their nature or magnitude, management would not anticipate that they would occur as part of the Company’s normal business on a regular basis. Excluded from non-GAAP income and non-GAAP EPS is a gain recognized in conjunction with AstraZeneca’s option exercise, including a related net tax benefit on the transaction (see Note 7 to the interim consolidated financial statements), a gain on the divestiture of certain ophthalmic products in several international markets (see Note 3 to the interim consolidated financial statements), an additional year of expense related to the health care reform fee, a tax benefit from the sale of Sirna (see Note 3 to the interim consolidated financial statements) and tax benefits from the settlements of certain federal income tax issues (see Note 14 to the interim consolidated financial statements).
Research and Development Update
In September 2014, Merck announced that the FDA approved Keytruda (pembrolizumab) at a dose of 2 mg/kg every three weeks for the treatment of patients with unresectable or metastatic melanoma and disease progression following ipilimumab and, if BRAF V600 mutation positive, a BRAF inhibitor. Keytruda is the first anti-PD-1 (programmed death receptor-1) therapy approved in the United States and received the FDA’s Breakthrough Therapy Designation for advanced melanoma. The designation of an investigational drug as a Breakthrough Therapy is intended to expedite the development and review of a candidate that is planned for use, alone or in combination, to treat a serious or life-threatening disease or condition when preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. In June 2014, Merck announced the European Medicines Agency (the “EMA”) accepted for review a Marketing Authorization Application (“MAA”) for pembrolizumab for the treatment of advanced melanoma. Additional regulatory filings in other countries are planned by the end of 2014.

In October 2014, Merck announced that the FDA has also granted Breakthrough Therapy Designation to Keytruda for the treatment of patients with Epidermal Growth Factor Receptor mutation-negative, and Anaplastic Lymphoma Kinase rearrangement-negative non-small cell lung cancer whose disease has progressed on or following platinum-based chemotherapy.
The pembrolizumab clinical development program also includes studies across a broad range of cancer types including: bladder, colorectal, gastric, head and neck, melanoma, non-small cell lung, renal, triple negative breast and hematological malignancies. In addition, the Company has announced collaborations with other pharmaceutical companies to evaluate novel combination regimens with pembrolizumab.
In September 2014, Vanihep, vaniprevir, an oral twice-daily protease inhibitor for the treatment of chronic hepatitis C virus (“HCV”) infection was approved in Japan. The Company plans to make Vanihep available only in Japan.
In August 2014, Merck announced that the FDA approved Belsomra (suvorexant) for the treatment of adults with insomnia who have difficulty falling asleep and/or staying asleep. The U.S. Drug Enforcement Administration has classified Belsomra as a Schedule IV drug under the Controlled Substances Act. The Company expects Belsomra to be available in the United States in early 2015. In September 2014, Belsomra received marketing approval in Japan. Merck expects Belsomra to be available in Japan by the end of 2014. The Company is continuing with plans to seek approval for suvorexant in other countries around the world.
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
In October 2014, Merck announced that the Biologics License Application filed for an investigational pediatric hexavalent vaccine, DTaP5-IPV-Hib-HepB (V419), that the Company is developing in partnership with Sanofi Pasteur has been accepted for review by the FDA. If approved,V419 would be the first pediatric combination vaccine in the United States designed to help protect against six important diseases - diphtheria, tetanus, pertussis (whooping cough), polio (poliovirus types 1, 2, and

3), invasive disease caused by Haemophilus influenzae type b (Hib), and hepatitis B. If approved, V419 will be co-promoted via a U.S. partnership with Sanofi Pasteur.
In September 2013, the Company received a CRL from the FDA for the resubmission of the NDA for sugammadex sodium injection. To address the CRL, the Company conducted a new hypersensitivity study and, in October 2014, resubmitted the NDA to the FDA.
In July 2014, Merck received a CRL from the FDA for its NDA for MK-8962, corifollitropin alfa injection, a sustained follicle stimulant for controlled ovarian stimulation in women participating in assisted reproductive technologies. Merck is evaluating the information provided in the CRL. Corifollitropin alfa injection is marketed as Elonva in certain markets outside the United States.
In September 2104, Merck announced data from the pivotal Phase 3 fracture outcomes study for MK-0822, odanacatib, in postmenopausal women with osteoporosis. Odanacatib is Merck’s investigational once-weekly cathepsin K inhibitor. In the Long-Term Odanacatib Fracture Trial (LOFT), odanacatib met its primary endpoints and significantly reduced the risk of three types of osteoporotic fractures (radiographically-assessed vertebral, clinical hip, and clinical non-vertebral) compared to placebo and also reduced the risk of the secondary endpoint of clinical vertebral fractures. In addition, treatment with odanacatib led to progressive increases over five years in bone mineral density at the lumbar spine and total hip. The rates of adverse events overall in LOFT were generally balanced between patients taking odanacatib and placebo. Adjudicated events of morphea-like skin lesions and atypical femoral fractures occurred more often in the odanacatib group than in the placebo group. Adjudicated major adverse cardiovascular events were generally balanced overall between the treatment groups. There were numerically more adjudicated stroke events with odanacatib than with placebo. Adjudicated atrial fibrillation was reported more often in the odanacatib group than in the placebo group. A numeric imbalance in mortality was observed; this numeric difference does not appear to be related to a particular reported cause or causes of death. Merck continues to collect data from the blinded extension study and is planning additional analyses of data from the trial, including an independent re-adjudication of major adverse cardiovascular events, in support of regulatory submissions. Merck plans to submit an NDA to the FDA for odanacatib in 2015. Merck also plans to submit applications to the EMA and the Ministry of Health, Labour, and Welfare in Japan.
In June 2014, MK-5172A, an all-oral combination regimen consisting of MK-5172, grazoprevir, an investigational HCV NS3/4A protease inhibitor, and MK-8742, elbasvir, an investigational HCV NS5A replication complex inhibitor, began Phase 3 clinical trials. MK-5172A was granted Breakthrough Therapy Designation in October 2013 by the FDA for treatment of chronic HCV infection. MK-5172A is being investigated in a broad clinical program that includes studies in patients with multiple HCV genotypes who are treatment-naïve, treatment failures as well as other important HCV subpopulations such as patients with cirrhosis and those co-infected with HIV.
In August 2014, Merck completed the acquisition of Idenix for approximately $3.9 billion in cash. Idenix is a biopharmaceutical company engaged in the discovery and development of medicines for the treatment of human viral diseases, whose primary focus is on the development of next-generation oral antiviral therapeutics to treat HCV infection. Idenix’s HCV drug candidates in clinical development include MK-3682, a nucleotide prodrug, and MK-1894, a NS5A inhibitor (samatasvir). These novel candidates are being evaluated for their potential inclusion in the development of all oral, pan-genotypic fixed-dose combination regimens.
In October 2014, the Company entered into the previously announced worldwide clinical development collaboration with Bayer to market and develop its portfolio of sGC modulators. This includes Bayer’s Adempas (riociguat), which is approved to treat pulmonary arterial hypertension and chronic thromboembolic pulmonary hypertension. The collaboration also includes clinical development of Bayer’s vericiguat, which is currently in Phase 2 trials for worsening heart failure, as well as opt-in rights for other early-stage sGC compounds in development at Bayer. Merck will in turn make available its early-stage sGC compounds under similar terms.
In September 2014, Merck and Sun Pharmaceutical Industries Ltd. (“Sun Pharma”) announced an exclusive worldwide licensing agreement for Merck’s investigational therapeutic antibody candidate, MK-3222, tildrakizumab, which is currently being evaluated in Phase 3 registration trials for the treatment of chronic plaque psoriasis, a skin ailment. Under terms of the agreement, which closed in October 2014, Sun Pharma acquired worldwide rights to tildrakizumab for use in all human indications from Merck in exchange for an upfront payment of $80 million. Merck will continue all clinical development and regulatory activities, which will be funded by Sun Pharma. Upon product approval, Sun Pharma will be responsible for regulatory activities, including subsequent submissions, pharmacovigilance, post approval studies, manufacturing and commercialization of the approved product. Merck is also eligible to receive future payments associated with regulatory (including product approval) and sales milestones, as well as tiered royalties ranging from mid-single digit through teen percentage rates on sales.
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
The chart below reflects the Company’s research pipeline as of October 31, 2014. Candidates shown in Phase 3 include specific products and the date such candidate entered into Phase 3 development. Candidates shown in Phase 2 include the most advanced compound with a specific mechanism or, if listed compounds have the same mechanism, they are each currently intended for commercialization in a given therapeutic area. Small molecules and biologics are given MK-number designations and vaccine candidates are given V-number designations. Except as otherwise noted, candidates in Phase 1, additional indications in the same therapeutic area and additional claims, line extensions or formulations for in-line products are not shown.

Phase 2	Phase 3 (Phase 3 entry date)	Under Review
Alzheimer’s Disease
MK-7622
Asthma
MK-1029
Bacterial Infection
MK-7655 (relebactam)
Cancer
MK-2206
Contraception, Medicated IUS
MK-8342
Contraception, Next Generation Ring
MK-8342B
Head and Neck Cancer
MK-3475 Keytruda
Heart Failure
MK-1242 (vericiguat)(1)
Hepatitis C
MK-1894 (samatasvir)
HIV
MK-1439 (doravirine)
Pneumoconjugate Vaccine
V114

Allergy
MK-8237, House Dust Mite (March 2014)(2)
Alzheimer’s Disease
MK-8931 (December 2013)
Atherosclerosis
MK-0859 (anacetrapib) (May 2008)
Bladder Cancer
MK-3475 Keytruda (October 2014)
Clostridium difficile Infection
MK-3415A (actoxumab/bezlotoxumab)
   (November 2011)
CMV Prophylaxis in Transplant Patients
MK-8228 (letermovir) (June 2014)
Diabetes Mellitus
MK-3102 (omarigliptin) (September 2012)
MK-8835 (ertugliflozin) (November 2013)
MK-1293 (February 2014)
Hepatitis C
MK-5172A (grazoprevir/elbasvir) (June 2014)
Herpes Zoster
V212 (inactivated VZV vaccine) (December 2010)
Non-Small Cell Lung Cancer
MK-3475 Keytruda (September 2014)
Osteoporosis
MK-0822 (odanacatib) (September 2007)
Pediatric Hexavalent Combination Vaccine
V419 (EU) (April 2011)(3)

Fertility
MK-8962 (corifollitropin alfa injection) (U.S.)(4)
HPV-Related Cancers
V503 (HPV vaccine (9 valent)) (U.S.) (EU)
Melanoma
MK-3475 Keytruda (EU)
Neuromuscular Blockade Reversal
MK-8616 (sugammadex sodium injection)
   (U.S.)(5)
Pediatric Hexavalent Combination Vaccine
V419 (U.S.)(3)
Thrombosis
MK-5348 Zontivity (EU)

Footnotes:
(1)  Being developed in collaboration with Bayer.
(2)  North American rights only.
(3)  V419 is being developed in partnership with Sanofi Pasteur and, if approved, will be co-promoted via a U.S. partnership and marketed via the SPMSD joint venture in Europe.
(4) In July 2014, Merck received a CRL from the FDA for corifollitropin alfa injection (MK-8962). Merck is evaluating the information provided in the CRL.
(5)  In September 2013, Merck received a CRL from the FDA for the resubmission of the NDA for sugammadex sodium injection (MK-8616). To address the CRL, the Company conducted a new hypersensitivity study and has resubmitted the NDA to the FDA.

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
On June 30, 2014, AstraZeneca exercised its option to purchase Merck’s interest in KBI for $419 million in cash. Of this amount, $327 million reflects an estimate of the fair value of Merck’s interest in Nexium and Prilosec. This portion of the exercise price, which is subject to a true-up in 2018 based on actual sales from closing in 2014 to June 2018, was deferred and is being recognized over time in Other (income) expense, net as the contingency is eliminated as sales occur. The remaining exercise price of $91 million primarily represents a multiple of ten times Merck’s average 1% annual profit allocation in the partnership for the three years prior to exercise. Merck recognized the $91 million as a gain in the first nine months of 2014 within Other (income) expense, net. As a result of AstraZeneca’s option exercise, the Company’s remaining interest in AZLP was redeemed.

Accordingly, the Company also recognized a non-cash gain of approximately $650 million in the first nine months of 2014 within Other (income) expense, net resulting from the retirement of $2.4 billion of KBI preferred stock (see Note 10 to the interim consolidated financial statements), the elimination of the Company’s $1.4 billion investment in AZLP and a $340 million reduction of goodwill. This transaction resulted in a net tax benefit of $517 million in the first nine months of 2014 primarily reflecting the reversal of deferred taxes on the AZLP investment balance.
As a result of AstraZeneca exercising its option, as of July 1, 2014, the Company no longer records equity income from AZLP and supply sales to AZLP have terminated.
Sanofi Pasteur MSD
In 1994, Merck and Pasteur Mérieux Connaught (now Sanofi Pasteur S.A.) established an equally-owned joint venture to market vaccines in Europe and to collaborate in the development of combination vaccines for distribution in Europe. Total vaccine sales reported by SPMSD were $397 million and $392 million in the third quarter of 2014 and 2013, respectively, and were $827 million and $829 million for the first nine months of 2014 and 2013, respectively. SPMSD sales of Gardasil were $73 million and $87 million for the third quarter of 2014 and 2013, respectively, and were $192 million and $221 million for the first nine months of 2014 and 2013, respectively. The Company records the results from its interest in SPMSD in Equity income from affiliates.
Liquidity and Capital Resources

($ in millions)	September 30, 2014	December 31, 2013
Cash and investments	$27,839	$27,256
Working capital	8,796	17,817
Total debt to total liabilities and equity	27.3%	23.7%
The decline in working capital from December 31, 2013 to September 30, 2014 largely reflects cash utilization for the acquisition of Idenix (see Note 3 to the interim consolidated financial statements) and the purchase of long-term investments.
Cash provided by operating activities was $9.0 billion in the first nine months of 2014 compared with $8.6 billion in the first nine months of 2013. Cash provided by operating activities in the first nine months of 2014 includes $232 million received in connection with the sale of the U.S. marketing rights to Saphris. Cash provided by operating activities for the first nine months of 2013 includes a payment of $480 million in connection with the previously disclosed settlement of certain litigation. Cash provided by operating activities continues to be the Company’s primary source of funds to finance operating needs, capital expenditures, a portion of treasury stock purchases and dividends paid to shareholders. Global economic conditions and ongoing sovereign debt issues, among other factors, have adversely affected foreign receivables in certain European countries (see Note 4 to the interim consolidated financial statements). Additionally, the Company continues to expand in the emerging markets where payment terms tend to be longer. While the Company continues to receive payment on these receivables, these conditions have resulted in an increase in the average length of time it takes to collect accounts receivable outstanding thereby adversely affecting cash provided by operating activities.
Cash used in investing activities was $7.6 billion in the first nine months of 2014 compared with $4.3 billion in the first nine months of 2013 primarily reflecting cash used for the acquisition of Idenix (see Note 3 to the interim consolidated financial statements), higher purchases of securities and other investments, partially offset by higher proceeds from the sales of securities and other investments, cash received from the dispositions of businesses primarily related to the transactions with Aspen and Santen (see Notes 2 and 3 to the interim consolidated financial statements) and cash received in connection with AstraZeneca’s option exercise (see Note 7 to the interim consolidated financial statements). Cash used in financing activities was $5.5 billion in the first nine months of 2014 compared with $3.4 billion in the first nine months of 2013 driven primarily by lower proceeds from the issuance of debt, partially offset by an increase in short-term borrowings, higher proceeds from the exercise of stock options, lower payments on debt and lower purchases of treasury stock.
At September 30, 2014, the total of worldwide cash and investments was $27.8 billion, including $14.3 billion of cash, cash equivalents and short-term investments and $13.5 billion of long-term investments. Generally 80%-90% of these cash and investments are held by foreign subsidiaries and would be subject to significant tax payments if such cash and investments were repatriated in the form of dividends. The Company records U.S. deferred tax liabilities for certain unremitted earnings, but when amounts earned overseas are expected to be indefinitely reinvested outside of the United States, no accrual for U.S. taxes is provided. The amount of cash and investments held by U.S. and foreign subsidiaries fluctuates due to a variety of factors including the timing and receipt of payments in the normal course of business. Cash provided by operating activities in the United States continues to be the Company’s primary source of funds to finance domestic operating needs, capital expenditures, a portion of treasury stock purchases and dividends paid to shareholders.

Capital expenditures totaled $827 million and $1.1 billion for the first nine months of 2014 and 2013, respectively.
Dividends paid to stockholders were $3.9 billion for both the first nine months of 2014 and 2013. In May 2014, the Board of Directors declared a quarterly dividend of $0.44 per share on the Company’s common stock that was paid in July 2014. In July 2014, the Board of Directors declared a quarterly dividend for the fourth quarter of $0.44 per share on the Company’s common stock that was paid in October 2014.
On May 1, 2013, the Company announced that its board of directors authorized additional purchases of up to $15 billion of Merck’s common stock for its treasury. Purchases may be made in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions. During the first nine months of 2014, the Company purchased $6.1 billion (106 million shares) for its treasury. As of September 30, 2014, the Company had $4.3 billion remaining under the May share repurchase program.
As discussed above, on October 1 2014, the Company completed the previously announced sale of its MCC business to Bayer for $14.2 billion or approximately $9.0 billion in after-tax proceeds, less customary closing adjustments as well as certain contingent amounts held back that will be payable upon the manufacturing site transfer in Canada and regulatory approval in Korea. Merck will use the after-tax proceeds, net of cash used for the Idenix acquisition, to return capital to shareholders. The Company also entered into the previously announced worldwide clinical development collaboration with Bayer to market and develop sGC modulators under which Merck made an upfront payment to Bayer of $1.0 billion with the potential for additional milestone payments upon the achievement of agreed-upon sales goals.
In October 2014, the Company issued euro-denominated senior unsecured notes consisting of €1.0 billion principal amount of 1.125% notes due 2021, €1.0 billion principal amount of 1.875% notes due 2026 and €500 million principal amount of 2.5% notes due 2034. Interest on the notes is payable annually. The notes of each series are redeemable in whole or in part at any time at the Company’s option at varying redemption prices. The net proceeds of the offering of $3.1 billion were used in part to repay debt that was validly tendered in connection with tender offers launched by the Company for certain outstanding notes and debentures. The Company paid $2.5 billion in aggregate consideration (applicable purchase price together with accrued interest) to redeem $1.8 billion principal amount of debt. In addition, Merck announced its intention to redeem its $1.0 billion 4.00% Notes due 2015 and its $1.0 billion 6.00% Senior Notes due 2017. The Company anticipates it will record a pretax loss of approximately $650 million in the fourth quarter of 2014 in connection with these transactions.
Also, in October 2014, $1.9 billion of 5.375% Euro denominated notes matured in accordance with their terms.
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

Item 4. Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures over financial reporting for the period covered by this Form 10–Q. Based on this assessment, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2014, the Company’s disclosure controls and procedures are effective.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities for the three months ended September 30, 2014 were as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

			($ in millions)
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
July 1 - July 31	16,594,506	$58.28	$5,999
August 1 - August 31	17,063,117	$57.67	$5,015
September 1 - September 30	11,932,427	$60.28	$4,295
Total	45,590,050	$58.58	$4,295

(1)	All shares purchased during the period were made as part of a plan approved by the Board of Directors in May 2013 to purchase up to $15 billion in Merck shares.

Item 6. Exhibits

Number		Description

3.1	—	Restated Certificate of Incorporation of Merck & Co., Inc. (November 3, 2009) – Incorporated by reference to Current Report on Form 8-K filed on November 4, 2009 (No. 1-6571)

3.2	—	By-Laws of Merck & Co., Inc. (effective February 25, 2014) – Incorporated by reference to Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2013 (No. 1-6571)

31.1	—	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer

31.2	—	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer

32.1	—	Section 1350 Certification of Chief Executive Officer

32.2	—	Section 1350 Certification of Chief Financial Officer

101	—
The following materials from Merck & Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Interim Consolidated Statement of Income, (ii) the Interim Consolidated Statement of Comprehensive Income, (iii) the Interim Consolidated Balance Sheet, (iv) the Consolidated Statement of Cash Flows, and (v) Notes to the Interim Consolidated Financial Statements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCK & CO., INC.

Date: November 10, 2014	/s/ Bruce N. Kuhlik
BRUCE N. KUHLIK
Executive Vice President and General Counsel

Date: November 10, 2014	/s/ Rita A. Karachun
RITA A. KARACHUN
Senior Vice President Finance - Global Controller

EXHIBIT INDEX

Number		Description

3.1	—	Restated Certificate of Incorporation of Merck & Co., Inc. (November 3, 2009) – Incorporated by reference to Current Report on Form 8-K filed on November 4, 2009 (No. 1-6571)

3.2	—	By-Laws of Merck & Co., Inc. (effective February 25, 2014) – Incorporated by reference to Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2013 (No. 1-6571)

31.1	—	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer

31.2	—	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer

32.1	—	Section 1350 Certification of Chief Executive Officer

32.2	—	Section 1350 Certification of Chief Financial Officer

101	—
The following materials from Merck & Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Interim Consolidated Statement of Income, (ii) the Interim Consolidated Statement of Comprehensive Income, (iii) the Interim Consolidated Balance Sheet, (iv) the Interim Consolidated Statement of Cash Flows, and (v)  Notes to the Interim Consolidated Financial Statements.