Form 10-Q
period 2015-03-31
Merck & Co., Inc.
filed 2015-05-07
CIK 310158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______
Commission File No. 1-6571
Merck & Co., Inc.
2000 Galloping Hill Road
Kenilworth, N.J. 07033
(908) 740-4000

Incorporated in New Jersey	I.R.S. Employer
Identification No. 22-1918501
The number of shares of common stock outstanding as of the close of business on April 30, 2015: 2,825,221,749
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Part I - Financial Information
Item 1. Financial Statements
MERCK & CO., INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF INCOME
(Unaudited, $ in millions except per share amounts)

	Three Months Ended March 31,
	2015	2014
Sales	$9,425	$10,264
Costs, Expenses and Other
Materials and production	3,569	3,903
Marketing and administrative	2,601	2,734
Research and development	1,737	1,574
Restructuring costs	82	125
Other (income) expense, net	55	(163)
	8,044	8,173
Income Before Taxes	1,381	2,091
Taxes on Income	423	360
Net Income	958	1,731
Less: Net Income Attributable to Noncontrolling Interests	5	26
Net Income Attributable to Merck & Co., Inc.	$953	$1,705
Basic Earnings per Common Share Attributable to Merck & Co., Inc. Common Shareholders	$0.34	$0.58
Earnings per Common Share Assuming Dilution Attributable to Merck & Co., Inc. Common Shareholders	$0.33	$0.57
Dividends Declared per Common Share	$0.45	$0.44

MERCK & CO., INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited, $ in millions)

	Three Months Ended March 31,
	2015	2014
Net Income Attributable to Merck & Co., Inc.	$953	$1,705
Other Comprehensive Income (Loss) Net of Taxes:
Net unrealized gain (loss) on derivatives, net of reclassifications	252	(66)
Net unrealized gain (loss) on investments, net of reclassifications	46	(2)
Benefit plan net gain (loss) and prior service credit (cost), net of amortization	35	(1)
Cumulative translation adjustment	(177)	87
	156	18
Comprehensive Income Attributable to Merck & Co., Inc.	$1,109	$1,723
 The accompanying notes are an integral part of these consolidated financial statements.

MERCK & CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited, $ in millions except per share amounts)

	March 31, 2015	December 31, 2014
Assets
Current Assets
Cash and cash equivalents	$7,980	$7,441
Short-term investments	7,621	8,278
Accounts receivable (net of allowance for doubtful accounts of $141 in 2015 and $153 in 2014) (excludes accounts receivable of $65 in 2015 and $80 in 2014 classified in Other assets - see Note 4)	6,670	6,626
Inventories (excludes inventories of $1,578 in 2015 and $1,664 in 2014 classified in Other assets - see Note 5)	5,539	5,571
Deferred income taxes and other current assets	5,117	5,257
Total current assets	32,927	33,173
Investments	13,092	13,515
Property, Plant and Equipment, at cost, net of accumulated depreciation of $16,794 in 2015 and $18,004 in 2014	12,910	13,136
Goodwill	17,740	12,992
Other Intangibles, Net	26,080	20,386
Other Assets	5,596	5,133
	$108,345	$98,335
Liabilities and Equity
Current Liabilities
Loans payable and current portion of long-term debt	$4,728	$2,704
Trade accounts payable	2,091	2,625
Accrued and other current liabilities	9,867	10,523
Income taxes payable	2,450	1,606
Dividends payable	1,306	1,308
Total current liabilities	20,442	18,766
Long-Term Debt	25,506	18,699
Deferred Income Taxes	6,803	4,266
Other Noncurrent Liabilities	7,677	7,813
Merck & Co., Inc. Stockholders’ Equity
Common stock, $0.50 par value Authorized - 6,500,000,000 shares Issued - 3,577,103,522 shares in 2015 and 2014	1,788	1,788
Other paid-in capital	40,355	40,423
Retained earnings	45,692	46,021
Accumulated other comprehensive loss	(4,167)	(4,323)
	83,668	83,909
Less treasury stock, at cost: 748,715,051 shares in 2015 and 738,963,326 shares in 2014	35,903	35,262
Total Merck & Co., Inc. stockholders’ equity	47,765	48,647
Noncontrolling Interests	152	144
Total equity	47,917	48,791
	$108,345	$98,335
The accompanying notes are an integral part of this consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, $ in millions)

	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities
Net income	$958	$1,731
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,637	1,754
Intangible asset impairment charges	14	—
Equity income from affiliates	(145)	(124)
Dividends and distributions from equity affiliates	3	66
Deferred income taxes	(179)	(304)
Share-based compensation	63	56
Other	551	(115)
Net changes in assets and liabilities	(618)	(703)
Net Cash Provided by Operating Activities	2,284	2,361
Cash Flows from Investing Activities
Capital expenditures	(203)	(205)
Purchases of securities and other investments	(5,039)	(6,825)
Proceeds from sales of securities and other investments	6,287	2,632
Acquisition of Cubist Pharmaceuticals, Inc., net of cash acquired	(7,598)	—
Dispositions of businesses, net of cash divested	—	533
Other	(52)	58
Net Cash Used in Investing Activities	(6,605)	(3,807)
Cash Flows from Financing Activities
Net change in short-term borrowings	2,177	3,149
Proceeds from issuance of debt	7,941	—
Payments on debt	(2,902)	(3)
Purchases of treasury stock	(1,015)	(1,167)
Dividends paid to stockholders	(1,280)	(1,290)
Proceeds from exercise of stock options	242	931
Other	(8)	—
Net Cash Provided by Financing Activities	5,155	1,620
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(295)	33
Net Increase in Cash and Cash Equivalents	539	207
Cash and Cash Equivalents at Beginning of Year	7,441	15,621
Cash and Cash Equivalents at End of Period	$7,980	$15,828
The accompanying notes are an integral part of this consolidated financial statement.

Notes to Interim Consolidated Financial Statements (unaudited)

1.	Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Merck & Co., Inc. (“Merck” or the “Company”) have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements are not included herein. These interim statements should be read in conjunction with the audited financial statements and notes thereto included in Merck’s Form 10-K filed on February 27, 2015.
On January 21, 2015, the Company acquired Cubist Pharmaceuticals, Inc. (“Cubist”). The results of Cubist’s business have been included in Merck’s financial statements subsequent to the acquisition date.
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
2013 Restructuring Program
In 2013, the Company initiated actions under a global restructuring program (the “2013 Restructuring Program”) as part of a global initiative to sharpen its commercial and research and development focus. As part of the program, the Company expects to reduce its total workforce by approximately 8,500 positions. These workforce reductions will primarily come from the elimination of positions in sales, administrative and headquarters organizations, as well as research and development. The Company will also reduce its global real estate footprint and continue to improve the efficiency of its manufacturing and supply network. The Company will continue to hire employees in strategic growth areas of the business as necessary.
The Company recorded total pretax costs of $58 million and $160 million in the first quarter of 2015 and 2014, respectively, related to this restructuring program. Since inception of the 2013 Restructuring Program through March 31, 2015, Merck has recorded total pretax accumulated costs of approximately $2.5 billion and eliminated approximately 6,830 positions comprised of employee separations, as well as the elimination of contractors and vacant positions. The actions under the 2013 Restructuring Program are expected to be substantially completed by the end of 2015 with the cumulative pretax costs estimated to be approximately $3.0 billion. The Company estimates that approximately two-thirds of the cumulative pretax costs will result in cash outlays, primarily related to employee separation expense. Approximately one-third of the cumulative pretax costs are non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested.
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
The Company recorded total pretax costs of $167 million and $166 million in the first quarter of 2015 and 2014, respectively, related to this restructuring program. Since inception of the Merger Restructuring Program through March 31, 2015, Merck has recorded total pretax accumulated costs of approximately $8.1 billion and eliminated approximately 28,760 positions comprised of employee separations, as well as the elimination of contractors and vacant positions. Approximately 2,995 position eliminations remain pending under this program as of March 31, 2015. The non-manufacturing related restructuring actions under the Merger Restructuring Program were substantially completed by the end of 2013. The remaining actions under this program primarily relate to ongoing manufacturing facility rationalizations, which are expected to be substantially completed by 2016. The Company expects the estimated total cumulative pretax costs for this program to be approximately $8.5 billion. The Company estimates that approximately two-thirds of the cumulative pretax costs relate to cash outlays, primarily related to employee separation expense. Approximately one-third of the cumulative pretax costs are non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested.
For segment reporting, restructuring charges are unallocated expenses.

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

The following tables summarize the charges related to restructuring program activities by type of cost:

	Three Months Ended March 31, 2015
($ in millions)	Separation Costs	Accelerated Depreciation	Other	Total
2013 Restructuring Program
Materials and production	$—	$1	$4	$5
Marketing and administrative	—	32	2	34
Research and development	—	—	2	2
Restructuring costs	20	—	(3)	17
	20	33	5	58
Merger Restructuring Program
Materials and production	—	12	88	100
Marketing and administrative	—	2	—	2
Research and development	—	—	—	—
Restructuring costs	9	—	56	65
	9	14	144	167
	$29	$47	$149	$225

	Three Months Ended March 31, 2014
($ in millions)	Separation Costs	Accelerated Depreciation	Other	Total
2013 Restructuring Program
Materials and production	$—	$81	$6	$87
Marketing and administrative	—	19	—	19
Research and development	—	41	7	48
Restructuring costs	25	—	(19)	6
	25	141	(6)	160
Merger Restructuring Program
Materials and production	—	68	(36)	32
Marketing and administrative	—	12	—	12
Research and development	—	2	1	3
Restructuring costs	29	—	90	119
	29	82	55	166
	$54	$223	$49	$326
Separation costs are associated with actual headcount reductions, as well as those headcount reductions which were probable and could be reasonably estimated. In the first quarter of 2015 and 2014, approximately 735 positions and 1,220 positions, respectively, were eliminated under the 2013 Restructuring Program. In the first quarter of 2015 and 2014, approximately 350 positions and 360 positions, respectively, were eliminated under the Merger Restructuring Program. These position eliminations were comprised of actual headcount reductions and the elimination of contractors and vacant positions.
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
Other activity in 2015 and 2014 includes pretax gains and losses resulting from sales of facilities and related assets, as well as asset abandonment, shut-down and other related costs. Additionally, other activity includes certain employee-related costs associated with pension and other postretirement benefit plans (see Note 12) and share-based compensation.

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

The following table summarizes the charges and spending relating to restructuring activities by program for the three months ended March 31, 2015:

($ in millions)	Separation Costs	Accelerated Depreciation	Other	Total
2013 Restructuring Program
Restructuring reserves January 1, 2015	$495	$—	$14	$509
Expense	20	33	5	58
(Payments) receipts, net	(183)	—	(11)	(194)
Non-cash activity	—	(33)	6	(27)
Restructuring reserves March 31, 2015 (1)	$332	$—	$14	$346
Merger Restructuring Program
Restructuring reserves January 1, 2015	$536	$—	$6	$542
Expense	9	14	144	167
(Payments) receipts, net	(116)	—	(59)	(175)
Non-cash activity	—	(14)	(86)	(100)
Restructuring reserves March 31, 2015 (1)	$429	$—	$5	$434

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
Acquisition of Cubist Pharmaceuticals, Inc.
In January 2015, Merck acquired Cubist, a leader in the development of therapies to treat serious infections caused by a broad range of bacteria. The acquisition complements Merck’s existing hospital acute care business, which is a key priority area for the Company. Total consideration transferred of $8.3 billion includes cash paid for outstanding Cubist shares of $7.8 billion, as well as share-based compensation payments to settle equity awards attributable to precombination service and cash paid for transaction costs on behalf of Cubist. Share-based compensation payments to settle non-vested equity awards attributable to postcombination service were recognized as transaction expense in the first quarter of 2015. In addition, the Company assumed all of the outstanding convertible debt of Cubist, which had a fair value of approximately $1.9 billion at the acquisition date. Merck redeemed this debt in February 2015.
The transaction was accounted for as an acquisition of a business; accordingly, the assets acquired and liabilities assumed were recorded at their respective fair values as of the acquisition date.

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

The preliminary determination of the fair value of assets acquired and liabilities assumed from Cubist is as follows:

($ millions)
Cash and cash equivalents	$733
Accounts receivable	123
Inventories	203
Other current assets	58
Property, plant and equipment	179
Identifiable intangible assets:
Products and product rights (11 year weighted-average useful life)	7,003
In-process research and development (“IPR&D”)	50
Other noncurrent assets	177
Current liabilities (1)	(371)
Deferred income tax liabilities	(2,475)
Long-term debt	(1,900)
Other noncurrent liabilities (1)	(65)
Total identifiable net assets	3,715
Goodwill (2)	4,616
Consideration transferred	$8,331

(1)	Included in current liabilities and other noncurrent liabilities is contingent consideration of $73 million and $50 million, respectively.

(2)
The goodwill recognized is largely attributable to anticipated synergies expected to arise after the acquisition and was allocated to the Pharmaceutical segment. The goodwill is not deductible for tax purposes.

The estimated fair values of identifiable intangible assets related to currently marketed products were determined using an “income approach” through which fair value is estimated based on market participant expectations of each asset’s discounted projected net cash flows. The Company’s estimates of projected net cash flows considered historical and projected pricing, margins and expense levels; the performance of competing products where applicable; relevant industry and therapeutic area growth drivers and factors; current and expected trends in technology and product life cycles; the extent and timing of potential new product introductions by the Company’s competitors; and the life of each asset’s underlying patent. The net cash flows were then probability-adjusted where appropriate to consider the uncertainties associated with the underlying assumptions, as well as the risk profile of the net cash flows utilized in the valuation. The probability-adjusted future net cash flows of each product were then discounted to present value utilizing a discount rate of 8%. Actual cash flows are likely to be different than those assumed. The most significant intangible assets relate to Zerbaxa (ceftolozone/tazobactum) and Cubicin (daptomycin for injection). The Company is in the process of finalizing the fair values of certain currently marketed products and expects to complete the valuation in the second quarter of 2015.
The Company recorded the fair value of incomplete research project surotomycin (MK-4261) which, at the time of acquisition, had not reached technological feasibility and had no alternative future use. The amount was capitalized and is being accounted for as an indefinite-lived intangible asset, subject to impairment testing until completion or abandonment of the project. Upon successful completion of the project, Merck will make a determination as to the then useful life of the asset and begin amortization. The fair value of surotomycin was determined by using an income approach, through which fair value is estimated based on the asset’s probability adjusted future net cash flows, which reflects the stage of development of the project and the associated probability of successful completion. The net cash flows were then discounted to present value using a discount rate of 9%. Actual cash flows are likely to be different than those assumed.
In connection with the Cubist acquisition, liabilities were recorded for the potential for future consideration that is contingent upon the achievement of future sales-based milestones. The fair value of contingent consideration liabilities was determined at the acquisition date using unobservable inputs. These inputs include the estimated amount and timing of projected cash flows, the probability of success (achievement of the contingent event) and a risk-adjusted discount rate of 8% used to present value the probability-weighted cash flows. Changes in the inputs could result in a different fair value adjustment.
This transaction closed on January 21, 2015; accordingly, the results of operations of the acquired business have been included in the Company’s results of operations beginning after that date. Cubist contributed sales of $208 million and estimated earnings of $48 million to Merck’s results for the first quarter of 2015. During the first quarter of 2015, the Company incurred $225 million of transaction costs directly related to the acquisition of Cubist including share-based compensation costs, severance costs and legal and advisory fees which are reflected in Marketing and administrative expenses.

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

The following unaudited supplemental pro forma data presents consolidated information as if the acquisition of Cubist had been completed on January 1, 2014:

	Three Months Ended March 31,
($ in millions)	2015	2014
Sales	$9,511	$10,525
Net income attributable to Merck & Co., Inc.	1,017	1,357
Basic earnings per common share attributable to Merck & Co., Inc. common shareholders	0.36	0.46
Earnings per common share assuming dilution attributable to Merck & Co. Inc. common shareholders	0.35	0.46
The unaudited supplemental pro forma data reflects the historical information of Merck and Cubist adjusted to include additional amortization expense based on the preliminary fair value of assets acquired, additional interest expense that would have been incurred on borrowings used to fund the acquisition, transaction costs associated with the acquisition, and the related tax effects of these adjustments. The pro forma data should not be considered indicative of the results that would have occurred if the acquisition had been consummated on January 1, 2014, nor are they indicative of future results.
Other transactions
In February 2015, Merck and NGM Biopharmaceuticals, Inc. (“NGM”), a privately-held biotechnology company, entered into a multi-year collaboration to research, discover, develop and commercialize novel biologic therapies across a wide range of therapeutic areas. The collaboration includes multiple drug candidates currently in preclinical development at NGM, including NP201, which is being evaluated for the treatment of diabetes, obesity and nonalcoholic steatohepatitis. NGM will lead the research and development of the existing preclinical candidates and have the autonomy to identify and pursue other discovery stage programs at its discretion. Merck will have the option to license all resulting NGM programs following human proof of concept trials. If Merck exercises this option, Merck will lead global product development and commercialization for the resulting products, if approved. Under the terms of the agreement, Merck made an upfront payment to NGM of $94 million, which is included in Research and development expenses, and purchased a 15% equity stake in NGM for $106 million. Merck committed up to $250 million to fund all of NGM’s efforts under the initial five-year term of the collaboration, with the potential for additional funding if certain conditions are met. Prior to Merck initiating a Phase 3 study for a licensed program, NGM may elect to either receive milestone and royalty payments or, in certain cases, to co-fund development and participate in a global cost and revenue share arrangement of up to 50%. The agreement also provides NGM with the option to participate in the co-promotion of any co-funded program in the United States. Merck will have the option to extend the research agreement for two additional two-year terms. Each party has certain termination rights under the agreement in the event of an uncured material breach by the other party. Additionally, Merck has certain termination rights in the event of the occurrence of certain defined conditions. Upon a termination event, depending on the circumstances, the parties have varying rights and obligations with respect to the continued development and commercialization of compounds discovered under the agreement and certain related payment obligations.
In August 2014, Merck completed the acquisition of Idenix Pharmaceuticals, Inc. (“Idenix”) for approximately $3.9 billion in cash ($3.7 billion net of cash acquired). Idenix is a biopharmaceutical company engaged in the discovery and development of medicines for the treatment of human viral diseases, whose primary focus is on the development of next-generation oral antiviral therapeutics to treat hepatitis C virus (“HCV”) infection. The transaction was accounted for as an acquisition of a business; accordingly, the assets acquired and liabilities assumed were recorded at their respective fair values as of the acquisition date. The determination of fair value requires management to make significant estimates and assumptions. Merck recognized an intangible asset for IPR&D of $3.2 billion related to MK-3682 (formerly IDX21437), net deferred tax liabilities of $951 million and other net assets and liabilities of approximately $12 million. MK-3682 is a nucleotide prodrug in Phase 2 clinical development being evaluated for potential inclusion in the development of all oral, pan-genotypic fixed-dose combination regimens. The excess of the consideration transferred over the fair value of net assets acquired of $1.5 billion was recorded as goodwill that was allocated to the Pharmaceutical segment and is not deductible for tax purposes. The fair value of the identifiable intangible asset related to IPR&D was determined using an income approach, through which fair value is estimated based upon the asset’s probability adjusted future net cash flows, which reflects the stage of development of the project and the associated probability of successful completion. The net cash flows were then discounted to present value using a discount rate of 11.5%. This transaction closed on August 5, 2014; accordingly, the results of operations of the acquired business have been included in the Company’s results of operations beginning after that date. Pro forma financial information has not been included because Idenix’s historical financial results are not significant when compared with the Company’s financial results.
In March 2014, Merck divested its Sirna Therapeutics, Inc. (“Sirna”) subsidiary to Alnylam Pharmaceuticals, Inc. (“Alnylam”) for consideration of $25 million and 2,520,044 shares of Alnylam common stock. Merck is eligible to receive future payments associated with the achievement of certain regulatory and commercial milestones, as well as royalties on future sales. Under the terms of the agreement, Merck received 85% of the Alnylam shares in the first quarter of 2014 (valued at $172 million

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

at the time of closing) and the remaining 15% of the shares in the second quarter of 2014 (valued at $22 million at the time the shares were received). Merck recorded gains of $182 million in the first quarter of 2014 and $22 million in the second quarter of 2014 related to this transaction that are included in Other (income) expense, net. The excess of Merck’s tax basis in its investment in Sirna over the value received resulted in an approximate $300 million tax benefit recorded in the first quarter of 2014.
In January 2014, Merck sold the U.S. marketing rights to Saphris (asenapine), an antipsychotic indicated for the treatment of schizophrenia and bipolar I disorder in adults to Forest Laboratories, Inc. (“Forest”). Under the terms of the agreement, Forest made upfront payments of $232 million, which were recorded in Sales in the first quarter of 2014, and will make additional payments to Merck based on defined sales milestones. In addition, as part of this transaction, Merck agreed to supply product to Forest (subsequently acquired by Actavis plc) until patent expiry.
Remicade/Simponi
In 1998, a subsidiary of Schering-Plough entered into a licensing agreement with Centocor Ortho Biotech Inc. (“Centocor”), a Johnson & Johnson (“J&J”) company, to market Remicade (infliximab), which is prescribed for the treatment of inflammatory diseases. In 2005, Schering-Plough’s subsidiary exercised an option under its contract with Centocor for license rights to develop and commercialize Simponi (golimumab), a fully human monoclonal antibody. The Company has exclusive marketing rights to both products throughout Europe, Russia and Turkey. In December 2007, Schering-Plough and Centocor revised their distribution agreement regarding the development, commercialization and distribution of both Remicade and Simponi, extending the Company’s rights to exclusively market Remicade to match the duration of the Company’s exclusive marketing rights for Simponi. In addition, Schering-Plough and Centocor agreed to share certain development costs relating to Simponi’s auto-injector delivery system. On October 6, 2009, the European Commission approved Simponi as a treatment for rheumatoid arthritis and other immune system disorders in two presentations – a novel auto-injector and a prefilled syringe. As a result, the Company’s marketing rights for both products extend for 15 years from the first commercial sale of Simponi in the European Union (the “EU”) following the receipt of pricing and reimbursement approval within the EU. Remicade lost market exclusivity in major European markets in February 2015. All profits derived from Merck’s exclusive distribution of the two products in these countries are equally divided between Merck and J&J.

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

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

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
Foreign exchange risk is also managed through the use of foreign currency debt. The Company’s senior unsecured euro-denominated notes have been designated as, and are effective as, economic hedges of the net investment in a foreign operation. Accordingly, foreign currency transaction gains or losses due to spot rate fluctuations on the euro-denominated debt instruments are included in foreign currency translation adjustment within OCI. Included in the cumulative translation adjustment are pretax gains of $334 million and $12 million for the first three months of 2015 and 2014, respectively, from the euro-denominated notes.

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
At March 31, 2015, the Company was a party to 27 pay-floating, receive-fixed interest rate swap contracts designated as fair value hedges of fixed-rate notes in which the notional amounts match the amount of the hedged fixed-rate notes as detailed in the table below.

	March 31, 2015
Debt Instrument	Par Value of Debt	Number of Interest Rate Swaps Held	Total Swap Notional Amount
0.70% notes due 2016	$1,000	4	$1,000
1.30% notes due 2018	1,000	4	1,000
5.00% notes due 2019	1,250	3	550
1.85% notes due 2020	1,250	5	1,250
3.875% notes due 2021	1,150	5	1,150
2.40% notes due 2022	1,000	1	250
2.35% notes due 2022	1,250	5	1,250
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
Presented in the table below is the fair value of derivatives on a gross basis segregated between those derivatives that are designated as hedging instruments and those that are not designated as hedging instruments:

		March 31, 2015			December 31, 2014
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S. Dollar Notional
($ in millions)	Balance Sheet Caption	Asset	Liability		Asset	Liability
Derivatives Designated as Hedging Instruments
Interest rate swap contracts (non-current)	Other assets	$44	$—	$2,950	$19	$—	$1,950
Interest rate swap contracts (non-current)	Other noncurrent liabilities	—	14	3,500	—	15	2,000
Foreign exchange contracts (current)	Deferred income taxes and other current assets	1,005	—	6,190	772	—	5,513
Foreign exchange contracts (non-current)	Other assets	815	—	5,944	691	—	6,253
Foreign exchange contracts (current)	Accrued and other current liabilities	—	2	140	—	—	—
		$1,864	$16	$18,724	$1,482	$15	$15,716
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts (current)	Deferred income taxes and other current assets	$232	$—	$4,912	$365	$—	$6,966
Foreign exchange contracts (current)	Accrued and other current liabilities	—	99	3,192	—	88	3,386
		$232	$99	$8,104	$365	$88	$10,352
		$2,096	$115	$26,828	$1,847	$103	$26,068

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

	March 31, 2015		December 31, 2014
($ in millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the consolidated balance sheet	$2,096	$115	$1,847	$103
Gross amount subject to offset in master netting arrangements not offset in the consolidated balance sheet	(98)	(98)	(97)	(97)
Cash collateral (received) posted	(1,594)	—	(1,410)	—
Net amounts	$404	$17	$340	$6
The table below provides information on the location and pretax gain or loss amounts for derivatives that are: (i) designated in a fair value hedging relationship, (ii) designated in a foreign currency cash flow hedging relationship, (iii) designated in a foreign currency net investment hedging relationship and (iv) not designated in a hedging relationship:

	Three Months Ended March 31,
($ in millions)	2015	2014
Derivatives designated in a fair value hedging relationship
Interest rate swap contracts
Amount of gain recognized in Other (income) expense, net on derivatives (1)	$(25)	$(4)
Amount of loss recognized in Other (income) expense, net on hedged item	22	4
Derivatives designated in foreign currency cash flow hedging relationships
Foreign exchange contracts
Amount of (gain) loss reclassified from AOCI to Sales	(167)	2
Amount of (gain) loss recognized in OCI on derivatives	(565)	102
Derivatives designated in foreign currency net investment hedging relationships
Foreign exchange contracts
Amount of gain recognized in Other (income) expense, net on derivatives (2)	(1)	(2)
Amount of loss recognized in OCI on derivatives	8	42
Derivatives not designated in a hedging relationship
Foreign exchange contracts
Amount of gain recognized in Other (income) expense, net on derivatives (3)	(248)	(82)
Amount of gain recognized in Sales	(1)	(1)
(1) There was $3 million of ineffectiveness on the hedge during the first quarter of 2015.
(2) There was no ineffectiveness on the hedge. Represents the amount excluded from hedge effectiveness testing.
(3) These derivative contracts mitigate changes in the value of remeasured foreign currency denominated monetary assets and liabilities attributable to changes in foreign currency exchange rates.
At March 31, 2015, the Company estimates $716 million of pretax net unrealized gains on derivatives maturing within the next 12 months that hedge foreign currency denominated sales over that same period will be reclassified from AOCI to Sales. The amount ultimately reclassified to Sales may differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity.

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

Investments in Debt and Equity Securities
Information on available-for-sale investments is as follows:

	March 31, 2015				December 31, 2014
	Fair Value	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized
($ in millions)			Gains	Losses			Gains	Losses
Corporate notes and bonds	$10,163	$10,110	$55	$(2)	$10,107	$10,102	$22	$(17)
Commercial paper	5,949	5,949	—	—	6,970	6,970	—	—
U.S. government and agency securities	1,597	1,590	7	—	1,774	1,775	1	(2)
Asset-backed securities	1,356	1,354	3	(1)	1,460	1,462	1	(3)
Mortgage-backed securities	672	672	4	(4)	602	604	2	(4)
Foreign government bonds	453	451	2	—	385	385	—	—
Equity securities	761	561	200	—	730	557	173	—
	$20,951	$20,687	$271	$(7)	$22,028	$21,855	$199	$(26)
Available-for-sale debt securities included in Short-term investments totaled $7.4 billion at March 31, 2015. Of the remaining debt securities, $11.9 billion mature within five years. At March 31, 2015 and December 31, 2014, there were no debt securities pledged as collateral.
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

	Fair Value Measurements Using				Fair Value Measurements Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
($ in millions)	March 31, 2015				December 31, 2014
Assets
Investments
Corporate notes and bonds	$—	$10,163	$—	$10,163	$—	$10,107	$—	$10,107
Commercial paper	—	5,949	—	5,949	—	6,970	—	6,970
U.S. government and agency securities	—	1,597	—	1,597	—	1,774	—	1,774
Asset-backed securities (1)	—	1,356	—	1,356	—	1,460	—	1,460
Mortgage-backed securities (1)	—	672	—	672	—	602	—	602
Foreign government bonds	—	453	—	453	—	385	—	385
Equity securities	523	—	—	523	495	—	—	495
	523	20,190	—	20,713	495	21,298	—	21,793
Other assets
Securities held for employee compensation	186	52	—	238	181	54	—	235
Derivative assets (2)
Purchased currency options	—	1,568	—	1,568	—	1,252	—	1,252
Forward exchange contracts	—	484	—	484	—	576	—	576
Interest rate swaps	—	44	—	44	—	19	—	19
	—	2,096	—	2,096	—	1,847	—	1,847
Total assets	$709	$22,338	$—	$23,047	$676	$23,199	$—	$23,875
Liabilities
Other liabilities
Contingent consideration	$—	$—	$562	$562	$—	$—	$428	$428
Derivative liabilities (2)
Forward exchange contracts	—	57	—	57	—	46	—	46
Written currency options	—	44	—	44	—	42	—	42
Interest rate swaps	—	14	—	14	—	15	—	15
	—	115	—	115	—	103	—	103
Total liabilities	$—	$115	$562	$677	$—	$103	$428	$531

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
There were no transfers between Level 1 and Level 2 during the first three months of 2015. As of March 31, 2015, Cash and cash equivalents of $8.0 billion included $6.6 billion of cash equivalents (considered Level 2 in the fair value hierarchy).

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

Contingent Consideration
Summarized information about the changes in liabilities for contingent consideration is as follows:

	Three Months Ended March 31,
	2015	2014
Fair value January 1	$428	$69
Changes in fair value (recorded in Research and development expenses)	61	2
Additions	123	—
Payments	(50)	—
Fair value March 31	$562	$71
In the first quarter of 2015, the Company recognized a liability of $123 million for contingent consideration related to the acquisition of Cubist (see Note 3). In addition, in the first quarter of 2015, the Company paid $50 million of contingent consideration related to the first commercial sale of Zerbaxa in the United States.
Other Fair Value Measurements
Some of the Company’s financial instruments, such as cash and cash equivalents, receivables and payables, are reflected in the balance sheet at carrying value, which approximates fair value due to their short-term nature.
The estimated fair value of loans payable and long-term debt (including current portion) at March 31, 2015, was $31.6 billion compared with a carrying value of $30.2 billion and at December 31, 2014, was $22.5 billion compared with a carrying value of $21.4 billion. Fair value was estimated using recent observable market prices and would be considered Level 2 in the fair value hierarchy.
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
The majority of the Company’s accounts receivable arise from product sales in the United States and Europe and are primarily due from drug wholesalers and retailers, hospitals, government agencies, managed health care providers and pharmacy benefit managers. The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in their credit profile. The Company also continues to monitor economic conditions, including the volatility associated with international sovereign economies, and associated impacts on the financial markets and its business, taking into consideration global economic conditions and the ongoing sovereign debt issues in certain European countries. At March 31, 2015 and December 31, 2014, Other assets included $65 million and $80 million, respectively, of accounts receivable not expected to be collected within one year. At March 31, 2015, the Company’s total net accounts receivable outstanding for more than one year were approximately $125 million. The Company does not expect to have write-offs or adjustments to accounts receivable which would have a material adverse effect on its financial position, liquidity or results of operations.
Additionally, the Company continues to expand in the emerging markets. Payment terms in these markets tend to be longer, resulting in an increase in accounts receivable balances in certain of these markets.
Derivative financial instruments are executed under International Swaps and Derivatives Association master agreements. The master agreements with several of the Company’s financial institution counterparties also include credit support annexes. These annexes contain provisions that require collateral to be exchanged depending on the value of the derivative assets and liabilities, the Company’s credit rating, and the credit rating of the counterparty. As of March 31, 2015 and December 31, 2014, the Company had received cash collateral of $1.6 billion and $1.4 billion, respectively, from various counterparties and the obligation to return such collateral is recorded in Accrued and other current liabilities. The Company had not advanced any cash collateral to counterparties as of March 31, 2015 or December 31, 2014.

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

5.	Inventories
Inventories consisted of:

($ in millions)	March 31, 2015	December 31, 2014
Finished goods	$1,698	$1,588
Raw materials and work in process	4,903	5,141
Supplies	182	197
Total (approximates current cost)	6,783	6,926
Increase to LIFO costs	334	309
	$7,117	$7,235
Recognized as:
Inventories	$5,539	$5,571
Other assets	1,578	1,664
Amounts recognized as Other assets are comprised almost entirely of raw materials and work in process inventories. At March 31, 2015 and December 31, 2014, these amounts included $1.5 billion and $1.6 billion, respectively, of inventories not expected to be sold within one year. In addition, these amounts included $86 million and $74 million at March 31, 2015 and December 31, 2014, respectively, of inventories produced in preparation for product launches.

6.	Goodwill and Other Intangibles
In connection with acquisitions, the Company measures the fair value of marketed products and research and development pipeline programs and capitalizes these amounts. As a result of the acquisition of Cubist in January 2015, the Company recorded $7.0 billion of intangible assets for currently marketed products, $50 million of IPR&D and $4.6 billion of goodwill (see Note 3).
During the first quarter of 2015, the Company recorded an intangible asset impairment charge of $12 million within Materials and production costs related to Rebetol (ribavirin USP), a product marketed by the Company for the treatment of chronic HCV infection. Sales of Rebetol are being adversely affected by loss of market share as a result of the availability of newer therapeutic options, which led to changes in the cash flow assumptions for Rebetol that indicated that the Rebetol intangible asset value was not recoverable on an undiscounted cash flows basis. The Company utilized market participant assumptions to determine its best estimate of the fair value of the intangible asset related to Rebetol that, when compared with its related carrying value, resulted in an impairment charge of $12 million.
The Company may recognize additional non-cash impairment charges in the future related to other marked products or pipeline programs and such charges could be material.

7.	Joint Ventures and Other Equity Method Affiliates
Equity income from affiliates reflects the performance of the Company’s joint ventures and other equity method affiliates including Sanofi Pasteur MSD, certain investments funds, as well as AstraZeneca LP (“AZLP”) until the termination of the Company’s relationship with AZLP on June 30, 2014 as discussed below. Equity income from affiliates was $145 million and $124 million for the first quarter of 2015 and 2104, respectively, and is included in Other (income) expense, net (see Note 13).
AstraZeneca LP
In 1998, Merck and Astra completed the restructuring of the ownership and operations of their existing joint venture whereby Merck acquired Astra’s interest in KBI Inc. (“KBI”) and contributed KBI’s operating assets to a new U.S. limited partnership, Astra Pharmaceuticals L.P. (the “Partnership”), in exchange for a 1% limited partner interest. Astra contributed the net assets of its wholly owned subsidiary, Astra USA, Inc., to the Partnership in exchange for a 99% general partner interest. The Partnership, renamed AZLP upon Astra’s 1999 merger with Zeneca Group Plc, became the exclusive distributor of the products for which KBI retained rights.
On June 30, 2014, AstraZeneca exercised its option to purchase Merck’s interest in KBI for $419 million in cash. Of this amount, $327 million reflects an estimate of the fair value of Merck’s interest in Nexium and Prilosec. This portion of the exercise price, which is subject to a true-up in 2018 based on actual sales from closing in 2014 to June 2018, was deferred and is being recognized over time in Other (income) expense, net as the contingency is eliminated as sales occur. During the first quarter of 2015, $49 million of the deferred revenue was recognized in Other income (expense), net bringing the total deferred revenue recognized through March 31, 2015 to $189 million. The remaining exercise price of $91 million primarily represents a multiple of ten times Merck’s average 1% annual profit allocation in the partnership for the three years prior to exercise. Merck recognized

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

the $91 million as a gain in the second quarter of 2014 within Other (income) expense, net. As a result of AstraZeneca’s option exercise, the Company’s remaining interest in AZLP was redeemed. Accordingly, the Company also recognized a non-cash gain of approximately $650 million in the second quarter of 2014 within Other (income) expense, net resulting from the retirement of $2.4 billion of KBI preferred stock (see Note 10), the elimination of the Company’s $1.4 billion investment in AZLP and a $340 million reduction of goodwill. This transaction resulted in a net tax benefit of $517 million in the second quarter of 2014 primarily reflecting the reversal of deferred taxes on the AZLP investment balance.
As a result of AstraZeneca exercising its option, as of July 1, 2014, the Company no longer records equity income from AZLP and supply sales to AZLP have terminated. Equity income from AZLP was $98 million in the first quarter of 2014.
Summarized financial information for AZLP is as follows:

Three Months Ended March 31,
($ in millions)	2014
Sales	$1,082
Materials and production costs	480
Other expense, net	393
Income before taxes (1)	$209

(1)
Merck’s partnership returns from AZLP were generally contractually determined as noted above and were not based on a percentage of income from AZLP, other than with respect to Merck’s 1% limited partnership interest.

8.	Long-Term Debt
In February 2015, Merck issued $8.0 billion aggregate principal amount of senior unsecured notes consisting of $300 million principal amount of floating rate notes due 2017, $700 million principal amount of floating rate notes due 2020, $1.25 billion principal amount of 1.85% notes due 2020, $1.25 billion aggregate principal amount of 2.35% notes due 2022, $2.5 billion aggregate principal amount of 2.75% notes due 2025 and $2.0 billion aggregate principal amount of 3.70% notes due 2045. The Company used a portion of the net proceeds of the offering of $7.9 billion to repay commercial paper issued to substantially finance the Company’s acquisition of Cubist. Any remaining net proceeds were used for general corporate purposes, including for repurchases of the Company’s common stock, and the repayment of outstanding commercial paper borrowings and debt maturities.
Also, in February 2015, the Company redeemed $1.9 billion of legacy Cubist debt acquired in the acquisition (see Note 3).

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

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

Vioxx Litigation
Product Liability Lawsuits
As previously disclosed, Merck is a defendant in approximately 20 active federal and state lawsuits (the “Vioxx Product Liability Lawsuits”) alleging personal injury as a result of the use of Vioxx. Most of these cases are coordinated in a multidistrict litigation in the U.S. District Court for the Eastern District of Louisiana (the “Vioxx MDL”) before Judge Eldon E. Fallon.
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
Merck is also a defendant in lawsuits brought by state Attorneys General of three states — Alaska, Montana and Utah. These actions were previously pending in the Vioxx MDL proceeding, but on October 10, 2014, the Judicial Panel on Multidistrict Litigation (“JPML”) issued an order remanding the actions back to their original federal courts. These actions allege that Merck misrepresented the safety of Vioxx and seek recovery for expenditures on Vioxx by government-funded health care programs, such as Medicaid, and/or penalties for alleged Consumer Fraud Act violations. On February 6, 2015, the federal district judge in Anchorage remanded the Alaska lawsuit to state court and a trial has been scheduled for September 2016. On February 24, 2015, the federal district judge in Helena remanded the Montana lawsuit to state court. On March 27, 2015, the Utah Attorney General filed a motion to remand the case to Utah state court.
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

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

International Lawsuits
As previously disclosed, in addition to the lawsuits discussed above, Merck has been named as a defendant in litigation relating to Vioxx in Brazil, Canada and Europe (collectively, the “Vioxx International Lawsuits”). As previously disclosed, the Company has entered into an agreement to resolve all claims related to Vioxx in Canada pursuant to which the Company will pay a minimum of approximately $21 million but not more than an aggregate maximum of approximately $36 million. The agreement has been approved by courts in Canada’s provinces.
Reserves
The Company believes that it has meritorious defenses to the remaining Vioxx Product Liability Lawsuits, Vioxx Securities Lawsuits and Vioxx International Lawsuits (collectively, the “Vioxx Litigation”) and will vigorously defend against them. In view of the inherent difficulty of predicting the outcome of litigation, particularly where there are many claimants and the claimants seek indeterminate damages, the Company is unable to predict the outcome of these matters and, at this time, cannot reasonably estimate the possible loss or range of loss with respect to the remaining Vioxx Litigation. The Company has established a reserve with respect to the Canadian settlement and certain other Vioxx Product Liability Lawsuits. The Company also has an immaterial remaining reserve relating to the previously disclosed Vioxx investigation for the non-participating states with which litigation is continuing. The Company has established no other liability reserves with respect to the Vioxx Litigation. Unfavorable outcomes in the Vioxx Litigation could have a material adverse effect on the Company’s financial position, liquidity and results of operations.
Other Product Liability Litigation
Fosamax
As previously disclosed, Merck is a defendant in product liability lawsuits in the United States involving Fosamax (the “Fosamax Litigation”). As of March 31, 2015, approximately 5,585 cases had been filed and were pending against Merck in either federal or state court, including one case which seeks class action certification, as well as damages and/or medical monitoring. In approximately 975 of these actions, plaintiffs allege, among other things, that they have suffered osteonecrosis of the jaw (“ONJ”), generally subsequent to invasive dental procedures, such as tooth extraction or dental implants and/or delayed healing, in association with the use of Fosamax; however, substantially all of those actions are subject to the settlement discussed below. In addition, plaintiffs in approximately 4,610 of these actions generally allege that they sustained femur fractures and/or other bone injuries (“Femur Fractures”) in association with the use of Fosamax.
Cases Alleging ONJ and/or Other Jaw Related Injuries
In August 2006, the JPML ordered that certain Fosamax product liability cases pending in federal courts nationwide should be transferred and consolidated into one multidistrict litigation (the “Fosamax ONJ MDL”) for coordinated pre-trial proceedings.
In December 2013, Merck reached an agreement in principle with the Plaintiffs’ Steering Committee (“PSC”) in the Fosamax ONJ MDL to resolve pending ONJ cases not on appeal in the Fosamax ONJ MDL and in the state courts for an aggregate amount of $27.7 million. Merck and the PSC subsequently formalized the terms of this agreement in a Master Settlement Agreement (“ONJ Master Settlement Agreement”) that was executed in April 2014. As a condition to the settlement, 100% of the state and federal ONJ plaintiffs had to agree to participate in the settlement plan or Merck could either terminate the ONJ Master Settlement Agreement, or waive the 100% participation requirement and agree to a lesser funding amount for the settlement fund. On July 14, 2014, Merck elected to proceed with the ONJ Master Settlement Agreement at a reduced funding level since the participation level was approximately 95%. In addition, the judge overseeing the Fosamax ONJ MDL granted a motion filed by Merck and has entered an order that requires the approximately 40 non-participants whose cases will remain in the Fosamax ONJ MDL once the settlement is complete to submit expert reports in order for their cases to proceed any further. The ONJ Master Settlement Agreement has no effect on the cases alleging Femur Fractures discussed below.
Cases Alleging Femur Fractures
In March 2011, Merck submitted a Motion to Transfer to the JPML seeking to have all federal cases alleging Femur Fractures consolidated into one multidistrict litigation for coordinated pre-trial proceedings. The Motion to Transfer was granted in May 2011, and all federal cases involving allegations of Femur Fracture have been or will be transferred to a multidistrict litigation in the District of New Jersey (the “Fosamax Femur Fracture MDL”). As a result of the JPML order, approximately 1,040 cases were pending in the Fosamax Femur Fracture MDL as of March 31, 2015. A Case Management Order was entered requiring the parties to review 33 cases. Judge Joel Pisano selected four cases from that group to be tried as the initial bellwether cases in the Fosamax Femur Fracture MDL. The first bellwether case, Glynn v. Merck, began on April 8, 2013, and the jury returned a verdict in Merck’s favor on April 29, 2013; in addition, on June 27, 2013, Judge Pisano granted Merck’s motion for judgment as a matter of law in the Glynn case and held that the plaintiff’s failure to warn claim was preempted by federal law.

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

In addition, Judge Pisano entered an order in August 2013 requiring plaintiffs in the Fosamax Femur Fracture MDL to show cause why those cases asserting claims for a femur fracture injury that took place prior to September 14, 2010, should not be dismissed based on the court’s preemption decision in the Glynn case. A hearing on the show cause order was held in January 2014 and, on March 26, 2014, Judge Pisano issued an opinion finding that all claims of the approximately 650 plaintiffs who allegedly suffered injuries prior to September 14, 2010, were preempted and ordered that those cases be dismissed. The majority of those plaintiffs are appealing that ruling to the U.S. Court of Appeals for the Third Circuit. Furthermore, on June 17, 2014, Judge Pisano granted Merck summary judgment in the Gaynor v. Merck case and found that Merck’s updates in January 2011 to the Fosamax label regarding atypical femur fractures were adequate as a matter of law and that Merck adequately communicated those changes. The plaintiffs in Gaynor have appealed Judge Pisano’s decision to the Third Circuit. In August 2014, Merck filed a motion requesting that Judge Pisano enter a further order requiring all remaining plaintiffs in the Fosamax Femur Fracture MDL who claim that the 2011 Fosamax label is inadequate and the proximate cause of their alleged injuries to show cause why their cases should not be dismissed based on the court’s preemption decision and its ruling in the Gaynor case. Plaintiffs opposed that motion and asked the court to stay the remaining cases in the Fosamax Femur Fracture MDL until the Third Circuit rules on their appeal of Judge Pisano’s preemption decision, but Judge Pisano granted Merck’s motion and entered the requested show cause order in November 2014. In September 2014, Judge Pisano also ordered the parties to participate in a mediation process. On March 10, 2015, the Femur Fracture MDL was reassigned from Judge Pisano to Judge Freda L. Wolfson.
As of March 31, 2015, approximately 3,050 cases alleging Femur Fractures have been filed in New Jersey state court and are pending before Judge Jessica Mayer in Middlesex County. The parties selected an initial group of 30 cases to be reviewed through fact discovery. Two additional groups of 50 cases each to be reviewed through fact discovery were selected in November 2013 and March 2014, respectively.
As of March 31, 2015, approximately 515 cases alleging Femur Fractures have been filed in California state court. A petition was filed seeking to coordinate all Femur Fracture cases filed in California state court before a single judge in Orange County, California. The petition was granted and Judge Thierry Colaw is currently presiding over the coordinated proceedings. In March 2014, the court directed that a group of 10 discovery pool cases be reviewed through fact discovery and subsequently scheduled the Galper v. Merck case, which plaintiffs’ selected, as the first trial. The Galper trial began on February 17, 2015 and the jury returned a verdict in Merck’s favor on April 3, 2015. Two additional trials are scheduled for July and October 2015.
Additionally, there are six Femur Fracture cases pending in other state courts.
Discovery is ongoing in the Fosamax Femur Fracture MDL and in state courts where Femur Fracture cases are pending and the Company intends to defend against these lawsuits.
Januvia/Janumet
As previously disclosed, Merck is a defendant in product liability lawsuits in the United States involving Januvia and/or Janumet. As of March 31, 2015, approximately 860 product user claims were served on, and are pending against, Merck alleging generally that use of Januvia and/or Janumet caused the development of pancreatic cancer. These complaints were filed in several different state and federal courts. Most of the claims are pending in a consolidated multidistrict litigation proceeding in the U.S. District Court for the Southern District of California called “In re Incretin-Based Therapies Products Liability Litigation.” That proceeding includes federal lawsuits alleging pancreatic cancer due to use of the following medicines: Januvia, Janumet, Byetta and Victoza, the latter two of which are products manufactured by other pharmaceutical companies. In addition to the cases noted above, the Company has agreed, as of March 31, 2015, to toll the statute of limitations for approximately 20 additional claims. The Company intends to defend against these lawsuits.
NuvaRing
As previously disclosed, beginning in May 2007, a number of complaints were filed in various jurisdictions asserting claims against the Company’s subsidiaries Organon USA, Inc., Organon Pharmaceuticals USA, Inc., Organon International (collectively, “Organon”), and the Company arising from Organon’s marketing and sale of NuvaRing (the “NuvaRing Litigation”), a combined hormonal contraceptive vaginal ring. The plaintiffs contend that Organon and Schering-Plough, among other things, failed to adequately design and manufacture NuvaRing and failed to adequately warn of the alleged increased risk of venous thromboembolism (“VTE”) posed by NuvaRing, and/or downplayed the risk of VTE. The plaintiffs seek damages for injuries allegedly sustained from their product use, including some alleged deaths, heart attacks and strokes. The majority of the cases were pending in a federal multidistrict litigation (the “NuvaRing MDL”) venued in Missouri and in a coordinated proceeding in New Jersey state court.
Pursuant to a settlement agreement between Merck and negotiating plaintiffs’ counsel, which became effective as of June 4, 2014, Merck paid a lump total settlement of $100 million to resolve more than 95% of the cases filed and under retainer by counsel as of February 7, 2014. Plaintiffs in approximately 3,700 cases have joined the settlement program. The filed cases will be dismissed with prejudice once the settlement administration process is completed. The Company expects the first dismissals to begin in the second quarter and continue on a rolling basis throughout 2015. The Company has certain insurance coverage

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

available to it, which is currently being used to partially fund the Company’s legal fees. This insurance coverage has also been used to fund the settlement.
Plaintiffs not participating in the settlement who chose to proceed with their case in the NuvaRing MDL or New Jersey state court were obligated to meet various discovery and evidentiary requirements under the case management orders of the NuvaRing MDL and New Jersey state court. The majority of plaintiffs failed to fully and timely satisfy these requirements under set deadlines and were subject to an Order to Show Cause why their case should not be dismissed with prejudice. On January 22, 2015, the six cases in the New Jersey state court proceeding not participating in the settlement program were dismissed with prejudice for failing to satisfy the requirements set forth in the case management orders. For the same reason, in February and March 2015, approximately 60 cases were dismissed with prejudice in the NuvaRing MDL.
As of March 31, 2015, there were approximately 10 cases pending outside of the settlement program, inclusive of cases filed after the settlement program closed. Of these cases, nine are pending in the MDL and are subject to the case management orders requiring plaintiffs to meet various discovery and evidentiary requirements. As of March 31, 2015, five plaintiffs have met those requirements and will be permitted to continue to prosecute their cases.
Propecia/Proscar
As previously disclosed, Merck is a defendant in product liability lawsuits in the United States involving Propecia and/or Proscar. As of March 31, 2015, approximately 1,290 lawsuits involving a total of approximately 1,580 plaintiffs (in a few instances spouses are joined as plaintiffs in the suits) who allege that they have experienced persistent sexual side effects following cessation of treatment with Propecia and/or Proscar have been filed against Merck. Approximately 55 of the plaintiffs also allege that Propecia or Proscar has caused or can cause prostate cancer or male breast cancer. The lawsuits have been filed in various federal courts and in state court in New Jersey. The federal lawsuits have been consolidated for pretrial purposes in a federal multidistrict litigation before Judge John Gleeson of the Eastern District of New York. The matters pending in state court in New Jersey have been consolidated before Judge Jessica Mayer in Middlesex County. In addition, there is one matter pending in federal court in California. The Company intends to defend against these lawsuits.
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

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

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
In July 2014, a patent infringement lawsuit was filed in the United States against Fresenius, with respect to Fresenius’s application to the FDA seeking pre-patent expiry approval to market a generic version of Cubicin. The lawsuit automatically stays FDA approval of Fresenius’s application until November 2016 or until an adverse court decision, if any, whichever may occur earlier. If the Hospira decision is upheld on appeal, Fresenius’s application will not be approved until at least June 2016.
An earlier district court action against Teva Parenteral Medicines Inc., Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. (collectively, “Teva”) resulted in a settlement whereby Teva can launch in December 2017 (June 2018 if the Company obtains pediatric marketing exclusivity on Cubicin). If the Hospira decision is upheld on appeal, Teva will be able to launch in June 2016.
In October 2014, Agila Specialties Inc. and Mylan Pharmaceuticals Inc. (“Agila/Mylan”) filed petitions for Inter Partes Review (“IPR”) at the United States Patent and Trademark Office (“USPTO”) seeking the invalidity of the September 2019 and November 2020 patents. In April 2015, Agila/Mylan withdrew its petitions for IPR in exchange for the Company agreeing to narrow the issues in the Strides/Agila lawsuit referenced above. In November 2014, Fresenius filed petitions for IPR at the USPTO seeking the invalidity of the September 2019 patents. The USPTO has six months from filing to determine whether it will institute the requested IPR proceedings.
Emend for Injection — In May 2012, a patent infringement lawsuit was filed in the United States against Sandoz Inc. (“Sandoz”) in respect of Sandoz’s application to the FDA seeking pre-patent expiry approval to market a generic version of Emend for Injection. The lawsuit automatically stays FDA approval of Sandoz’s application until July 2015 or until an adverse court decision, if any, whichever may occur earlier. The trial in the lawsuit against Sandoz was recently completed in the U.S. District Court for the District of New Jersey. The Company is currently awaiting the court’s decision. In June 2012, a patent infringement lawsuit was filed in the United States against Accord Healthcare, Inc. US, Accord Healthcare, Inc. and Intas Pharmaceuticals Ltd (collectively, “Intas”) in respect of Intas’ application to the FDA seeking pre-patent expiry approval to market a generic version of Emend for Injection. The Company has agreed with Intas to stay the lawsuit pending the outcome of the lawsuit with Sandoz. In July 2014, a patent infringement lawsuit was filed in the United States against Fresenius in respect of Fresenius’s application to the FDA seeking pre-patent expiry approval to market a generic version of Emend for Injection. The lawsuit automatically stays FDA approval of Fresenius’s application until November 2016 or until an adverse court decision, if any, whichever may occur earlier. In December 2014, Apotex Inc. filed a petition for IPR at the USPTO seeking the invalidity of claims in the compound patent covering Emend for Injection. The USPTO has six months to determine whether it will institute the requested IPR proceedings.
Invanz — In July 2014, a patent infringement lawsuit was filed in the United States against Hospira in respect of Hospira’s application to the FDA seeking pre-patent expiry approval to market a generic version of Invanz. The lawsuit automatically stays FDA approval of Hospira’s application until November 2016 or until an adverse court decision, if any, whichever may occur earlier. Also in July 2014, a patent infringement lawsuit was filed in the United States against Sandoz in respect to Sandoz’s application to the FDA seeking pre-patent approval to market a generic version of Invanz. As neither Hospira nor Sandoz challenged an earlier patent covering Invanz, both parties’ application to the FDA will not be approved until at least that patent expires in May 2016. In April 2015, Sandoz informed the FDA that it was no longer seeking pre-patent expiry approval.
Nasonex — In July 2014, a patent infringement lawsuit was filed in the United States against Teva Pharmaceuticals USA, Inc. (“Teva Pharma”) in respect of Teva Pharma’s application to the FDA seeking pre-patent expiry approval to market a generic version of Nasonex. The lawsuit automatically stays FDA approval of Teva Pharma’s application until November 2016 or until an adverse court decision, if any, whichever may occur earlier. In March 2015, a patent infringement lawsuit was filed in the United States against Amneal Pharmaceuticals LLC (“Amneal”), in respect of Amneal’s application to the FDA seeking pre-patent expiry approval to market a generic version of Nasonex. The lawsuit automatically stays FDA approval of Amneal’s application until August 2017 or until an adverse court decision, if any, whichever may occur earlier.
A previous decision, issued in June 2013, held that the Merck patent in the Teva Pharma and Amneal lawsuits covering mometasone furoate monohydrate was valid, but that it was not infringed by Apotex Corp.’s proposed product. In April 2015, a patent infringement lawsuit was filed against Apotex Inc. and Apotex Corp. (“Apotex”) in respect of Apotex’s application to the FDA seeking pre-patent expiry approval to market a generic version of Nasonex that allegedly differs from the generic version in the previous lawsuit.
NuvaRing — In December 2013, the Company filed a lawsuit against a subsidiary of Actavis plc in the United States in respect of that company’s application to the FDA seeking pre-patent expiry approval to sell a generic version of NuvaRing.

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

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
In February 2015, the Company filed lawsuits in the Netherlands seeking revocation of the Dutch national versions of both the ’878 and ’336 patents. Trials in these litigations are scheduled to begin in January and February 2016, respectively.
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
In September 2014, the Company filed a lawsuit in Australia seeking the revocation of Australian patent No. 2011203119, which is equivalent to the ’336 patent. In March 2015, BMS and Ono counterclaimed in this matter alleging that the Company’s manufacture and supply of Keytruda to the Australian market will infringe Australian patent No. 2011203119.
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
Legal Defense Reserves
Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. Some of the significant factors considered in the review of these legal defense reserves are as follows: the actual costs incurred by the Company; the development of the Company’s legal defense strategy and structure in light of the scope of its litigation; the number of cases being brought against the Company; the costs and outcomes of completed trials and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the associated litigation. The amount of legal defense reserves as of March 31, 2015 and December 31, 2014 of approximately $240 million and $215 million, respectively, represents the Company’s best estimate of the minimum amount of defense costs to be incurred in

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

connection with its outstanding litigation; however, events such as additional trials and other events that could arise in the course of its litigation could affect the ultimate amount of legal defense costs to be incurred by the Company. The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase the reserves at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.

10.	Equity

	Common Stock		Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non- Controlling Interests	Total
($ and shares in millions)	Shares	Par Value				Shares	Cost
Balance at January 1, 2014	3,577	$1,788	$40,508	$39,257	$(2,197)	650	$(29,591)	$2,561	$52,326
Net income attributable to Merck & Co., Inc.	—	—	—	1,705	—	—	—	—	1,705
Cash dividends declared on common stock	—	—	—	(1,301)	—	—	—	—	(1,301)
Treasury stock shares purchased	—	—	—	—	—	21	(1,167)	—	(1,167)
Share-based compensation plans and other	—	—	(58)	—	—	(23)	1,013	3	958
Other comprehensive income	—	—	—	—	18	—	—	—	18
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	26	26
Distributions attributable to noncontrolling interests	—	—	—	—	—	—	—	(1)	(1)
Balance at March 31, 2014	3,577	$1,788	$40,450	$39,661	$(2,179)	648	$(29,745)	$2,589	$52,564
Balance at January 1, 2015	3,577	$1,788	$40,423	$46,021	$(4,323)	739	$(35,262)	$144	$48,791
Net income attributable to Merck & Co., Inc.	—	—	—	953	—	—	—	—	953
Cash dividends declared on common stock	—	—	—	(1,282)	—	—	—	—	(1,282)
Treasury stock shares purchased	—	—	—	—	—	17	(1,015)	—	(1,015)
Share-based compensation plans and other	—	—	(68)	—	—	(7)	374	5	311
Other comprehensive income	—	—	—	—	156	—	—	—	156
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	5	5
Distributions attributable to noncontrolling interests	—	—	—	—	—	—	—	(2)	(2)
Balance at March 31, 2015	3,577	$1,788	$40,355	$45,692	$(4,167)	749	$(35,903)	$152	$47,917
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
The following table provides amounts of share-based compensation cost recorded in the Consolidated Statement of Income:

	Three Months Ended March 31,
($ in millions)	2015	2014
Pretax share-based compensation expense	$63	$56
Income tax benefit	(19)	(17)
Total share-based compensation expense, net of taxes	$44	$39
Amounts in the table above do not reflect share-based compensation costs to settle non-vested Cubist equity awards attributable to postcombination service that were recognized as transaction expense in the first quarter of 2015 (see Note 3).

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

During the first three months of 2015 and 2014, the Company granted 87 thousand RSUs with a weighted-average grant date fair value of $58.33 per RSU and 49 thousand RSUs with a weighted-average grant date fair value of $54.89 per RSU, respectively. During the first three months of 2015 and 2014, the Company granted 95 thousand stock options with a weighted-average exercise price of $58.33 per option and 80 thousand stock options with a weighted-average exercise price of $54.89 per option, respectively. The weighted-average fair value of options granted for the first three months of 2015 and 2014 was $6.98 and $8.10 per option, respectively, and was determined using the following assumptions:

	Three Months Ended March 31,
	2015	2014
Expected dividend yield	4.2%	4.2%
Risk-free interest rate	1.7%	2.1%
Expected volatility	21.7%	24.2%
Expected life (years)	6.3	7.0
At March 31, 2015, there was $660 million of total pretax unrecognized compensation expense related to nonvested stock options, RSU and PSU awards which will be recognized over a weighted-average period of 2.3 years. For segment reporting, share-based compensation costs are unallocated expenses.
The Company typically communicates the value of annual share-based compensation awards to employees during the first quarter, but the related share amounts are not established and communicated until early May. Therefore, while the number of RSU and stock option grants disclosed above do not reflect any amounts relating to the annual grants, share-based compensation costs for the first quarter of 2015 and 2014 and unrecognized compensation expense at March 31, 2015 reflect an impact relating to the awards communicated to employees. For segment reporting, share-based compensation costs are unallocated expenses.

12.	Pension and Other Postretirement Benefit Plans
The Company has defined benefit pension plans covering eligible employees in the United States and in certain of its international subsidiaries. The net periodic benefit cost of such plans consisted of the following components:

	Three Months Ended March 31,
	2015		2014
($ in millions)	U.S.	International	U.S.	International
Service cost	$83	$66	$83	$68
Interest cost	109	53	107	68
Expected return on plan assets	(206)	(97)	(195)	(105)
Net amortization	43	27	14	13
Termination benefits	16	1	13	1
Curtailments	(7)	—	(9)	—
Settlements	—	2	—	—
	$38	$52	$13	$45
The Company provides medical benefits, principally to its eligible U.S. retirees and similar benefits to their dependents, through its other postretirement benefit plans. The net cost of such plans consisted of the following components:

	Three Months Ended March 31,
($ in millions)	2015	2014
Service cost	$20	$19
Interest cost	27	28
Expected return on plan assets	(36)	(34)
Net amortization	(15)	(18)
Termination benefits	4	4
Curtailments	(6)	(20)
	$(6)	$(21)
In connection with restructuring actions (see Note 2), termination charges were recorded on pension and other postretirement benefit plans related to expanded eligibility for certain employees exiting Merck. Also, in connection with these

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

restructuring actions, curtailments and settlements were recorded on pension and other postretirement benefit plans as reflected in the tables above.

13.	Other (Income) Expense, Net
Other (income) expense, net, consisted of:

	Three Months Ended March 31,
($ in millions)	2015	2014
Interest income	$(74)	$(61)
Interest expense	164	188
Exchange losses	95	34
Equity income from affiliates	(145)	(124)
Other, net	15	(200)
	$55	$(163)
The increase in equity income from affiliates is due to higher equity income from certain research investment funds, partially offset by lower equity income resulting from the termination of the Company’s relationship with AZLP (see Note 7) on June 30, 2014. Other, net in the first quarter of 2015 includes an expense of $78 million for a contribution of investments in equity securities to the Merck Company Foundation. Other, net in the first quarter of 2014 includes a gain of $182 million related to the divestiture of Sirna (see Note 3).
Interest paid for the three months ended March 31, 2015 and 2014 was $138 million and $168 million, respectively.

14.	Taxes on Income
The effective income tax rates of 30.6% and 17.2% for the first quarter of 2015 and 2014, respectively, reflect the impacts of acquisition and divestiture-related costs and restructuring costs, partially offset by the beneficial impact of foreign earnings. The effective income tax rate for the first quarter of 2014 includes a benefit of approximately $300 million associated with a capital loss generated in the quarter related to the sale of Sirna (see Note 3).

15.	Earnings Per Share
The calculations of earnings per share are as follows:

	Three Months Ended March 31,
($ and shares in millions except per share amounts)	2015	2014
Net income attributable to Merck & Co., Inc.	$953	$1,705

Average common shares outstanding	2,835	2,934
Common shares issuable (1)	30	37
Average common shares outstanding assuming dilution	2,865	2,971

Basic earnings per common share attributable to Merck & Co., Inc. common shareholders	$0.34	$0.58
Earnings per common share assuming dilution attributable to Merck & Co., Inc. common shareholders	$0.33	$0.57

(1)	Issuable primarily under share-based compensation plans.
For the three months ended March 31, 2015 and 2014, 3 million and 1 million, respectively, of common shares issuable under share-based compensation plans were excluded from the computation of earnings per common share assuming dilution because the effect would have been antidilutive.

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

16.	Other Comprehensive Income (Loss)
Changes in AOCI by component are as follows:

	Three Months Ended March 31,
($ in millions)	Derivatives		Investments		Employee Benefit Plans		Cumulative Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2014, net of taxes	$132		$54		$(909)		$(1,474)	$(2,197)
Other comprehensive income (loss) before reclassification adjustments, pretax	(102)		(5)		(14)		76	(45)
Tax	36		7		7		11	61
Other comprehensive income (loss) before reclassification adjustments, net of taxes	(66)		2		(7)		87	16
Reclassification adjustments, pretax	—		(5)		9		—	4
Tax	—		1		(3)		—	(2)
Reclassification adjustments, net of taxes	—		(4)	(2)	6	(3)	—	2
Other comprehensive income (loss), net of taxes	(66)		(2)		(1)		87	18
Balance March 31, 2014, net of taxes	$66		$52		$(910)		$(1,387)	$(2,179)

Balance January 1, 2015, net of taxes	$530		$111		$(2,986)		$(1,978)	$(4,323)
Other comprehensive income (loss) before reclassification adjustments, pretax	565		93		6		(53)	611
Tax	(198)		(10)		(3)		(124)	(335)
Other comprehensive income (loss) before reclassification adjustments, net of taxes	367		83		3		(177)	276
Reclassification adjustments, pretax	(171)		(56)		54		—	(173)
Tax	56		19		(22)		—	53
Reclassification adjustments, net of taxes	(115)	(1)	(37)	(2)	32	(3)	—	(120)
Other comprehensive income (loss), net of taxes	252		46		35		(177)	156
Balance March 31, 2015, net of taxes	$782		$157		$(2,951)		$(2,155)	$(4,167)

(1)	Relates to foreign currency cash flow hedges that were reclassified from AOCI to Sales.

(2)	Represents net realized (gains) losses on the sales of available-for-sale investments that were reclassified from AOCI to Other (income) expense, net.

(3)	Includes net amortization of prior service cost and actuarial gains and losses included in net periodic benefit cost (see Note 12).

17.	Segment Reporting
The Company’s operations are principally managed on a products basis and include the Pharmaceutical, Animal Health and Alliances operating segments. The Animal Health and Alliances segments are not material for separate reporting. The Pharmaceutical segment includes human health pharmaceutical and vaccine products marketed either directly by the Company or through joint ventures. Human health pharmaceutical products consist of therapeutic and preventive agents, generally sold by prescription, for the treatment of human disorders. The Company sells these human health pharmaceutical products primarily to drug wholesalers and retailers, hospitals, government agencies and managed health care providers such as health maintenance organizations, pharmacy benefit managers and other institutions. Vaccine products consist of preventive pediatric, adolescent and adult vaccines, primarily administered at physician offices. The Company sells these human health vaccines primarily to physicians, wholesalers, physician distributors and government entities. A large component of pediatric and adolescent vaccines is sold to the U.S. Centers for Disease Control and Prevention Vaccines for Children program, which is funded by the U.S. government. Additionally, the Company sells vaccines to the Federal government for placement into vaccine stockpiles. The Company also has animal health operations that discover, develop, manufacture and market animal health products, including vaccines, which the Company sells to veterinarians, distributors and animal producers. The Alliances segment includes revenue and equity income from AZLP until its termination on June 30, 2014. On October 1, 2014, the Company sold its Consumer Care segment that developed, manufactured and marketed over-the-counter, foot care and sun care products.

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

Sales of the Company’s products were as follows:

	Three Months Ended March 31,
($ in millions)	2015	2014
Primary Care and Women’s Health
Cardiovascular
Zetia	$568	$611
Vytorin	320	361
Diabetes
Januvia	884	858
Janumet	509	476
General Medicine and Women’s Health
NuvaRing	166	168
Implanon/Nexplanon	137	102
Dulera	130	102
Follistim AQ	82	110
Hospital and Specialty
Hepatitis
PegIntron	56	112
HIV
Isentress	385	390
Hospital Acute Care
Cubicin (1)	187	5
Cancidas	163	166
Invanz	132	114
Noxafil	111	74
Bridion	85	73
Primaxin	65	71
Immunology
Remicade	501	604
Simponi	158	157
Oncology
Emend	122	122
Keytruda	83	—
Temodar	74	83
Diversified Brands
Respiratory
Nasonex	289	312
Singulair	245	271
Clarinex	51	62
Other
Cozaar/Hyzaar	185	205
Arcoxia	123	128
Fosamax	94	123
Propecia	53	74
Zocor	49	64
Vaccines (2)
Gardasil/Gardasil 9	359	383
ProQuad/M-M-R II/Varivax	348	280
RotaTeq	192	169
Zostavax	175	142
Pneumovax 23	110	101
Other pharmaceutical (3)	1,075	1,378
Total Pharmaceutical segment sales	8,266	8,451
Other segment sales (4)	875	1,540
Total segment sales	9,141	9,991
Other (5)	284	273
	$9,425	$10,264

(1)	Sales of Cubicin in 2015 represent sales subsequent to the Cubist acquisition date. Sales of Cubicin in 2014 reflect sales in Japan pursuant to a previously existing licensing agreement.

(2)
These amounts do not reflect sales of vaccines sold in most major European markets through the Company’s joint venture, Sanofi Pasteur MSD, the results of which are reflected in equity income from affiliates which is included in Other (income) expense, net. These amounts do, however, reflect supply sales to Sanofi Pasteur MSD.

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

(5)
Other revenues are primarily comprised of miscellaneous corporate revenues, including revenue hedging activities, third-party manufacturing sales, sales related to divested products or businesses, and other supply sales not included in segment results. Other revenues in the first three months of 2014 include $232 million received by Merck in connection with the sale of the U.S. marketing rights to Saphris (see Note 3).

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

A reconciliation of segment profits to Income before taxes is as follows:

	Three Months Ended March 31,
($ in millions)	2015	2014
Segment profits:
Pharmaceutical segment	$5,165	$5,197
Other segments	455	700
Total segment profits	5,620	5,897
Other profits (losses)	135	213
Unallocated:
Interest income	74	61
Interest expense	(164)	(188)
Equity income from affiliates	143	55
Depreciation and amortization	(398)	(620)
Research and development	(1,561)	(1,289)
Amortization of purchase accounting adjustments	(1,238)	(1,126)
Restructuring costs	(82)	(125)
Other unallocated, net	(1,148)	(787)
	$1,381	$2,091
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
In January 2015, Merck acquired Cubist Pharmaceuticals, Inc. (“Cubist”) for total consideration of $8.3 billion (see Note 3 to the interim consolidated financial statements). Cubist is a leader in the development of therapies to treat serious infections caused by a broad range of bacteria. This transaction closed on January 21, 2015; accordingly, the results of operations of the acquired business have been included in the Company’s results of operations beginning after that date.
In February 2015, Merck and NGM Biopharmaceuticals, Inc. (“NGM”), a privately-held biotechnology company, entered into a multi-year collaboration to research, discover, develop and commercialize novel biologic therapies across a wide range of therapeutic areas (see Note 3 to the interim consolidated financial statements).
Operating Results
Sales
Worldwide sales were $9.4 billion for the first quarter of 2015, a decline of 8% compared with the first quarter of 2014. Foreign exchange unfavorably affected global sales performance by 5% in the first quarter of 2015. The revenue decline in the first quarter of 2015 was driven primarily by the divestiture of Merck’s Consumer Care (“MCC”) business and certain ophthalmic product divestitures in 2014 as discussed below, as well as by lower revenue as a result of the termination in 2014 of the Company’s relationship with AstraZeneca LP (“AZLP”). In addition, the revenue decline was attributable to the sale of the U.S. marketing rights to Saphris (asenapine) that resulted in revenue of $232 million in the first quarter of 2014. The revenue decline was also driven by lower sales of Remicade (infliximab), Zetia (ezetimibe) and Vytorin (ezetimibe/simvastatin), PegIntron (peginterferon alpha-2b), Victrelis (boceprevir) and Gardasil (Human Papillomavirus Quadrivalent [Types 6, 11, 16 and 18] Vaccine, Recombinant)/Gardasil 9 (Human Papillomavirus 9-valent Vaccine, Recombinant). These declines were partially offset by the addition of revenues from Cubist products as a result of the acquisition, particularly Cubicin (daptomycin for injection), which were $208 million in the aggregate subsequent to the acquisition through March 31, 2015. In addition, higher sales of Keytruda (pembrolizumab), M-M-R II (Measles, Mumps and Rubella Virus Vaccine Live), ProQuad (Measles, Mumps, Rubella and Varicella Virus Vaccine Live), Januvia (sitagliptin) and Janumet (sitagliptin/metformin HCl), Noxafil (posaconazole), Implanon/Nexplanon (etonogestrel implant) and Zostavax (Zoster Vaccine Live), as well as higher third-party manufacturing sales also partially offset the revenue decline.
Global efforts toward health care cost containment continue to exert pressure on product pricing and market access worldwide. In the United States, health care reform is contributing to an increase in the number of patients in the Medicaid program under which sales of pharmaceutical products are subject to substantial rebates. In many international markets, government-mandated pricing actions have reduced prices of generic and patented drugs. In addition, other austerity measures negatively affected the Company’s revenue performance in the first quarter of 2015. The Company anticipates these pricing actions and other austerity measures will continue to negatively affect revenue performance for the remainder of 2015.
In 2014, the Company divested certain ophthalmic products in several international markets (most of which closed on July 1, 2014). In addition, on October 1, 2014, the Company sold its MCC business to Bayer. The sales decline in the first quarter of 2015 attributable to these divestitures was approximately $720 million of which $175 million related to the Pharmaceutical segment and $545 million related to the Consumer Care segment. Also, as discussed in Note 7 to the interim consolidated financial statements, the Company’s relationship with AZLP terminated on June 30, 2014; therefore, effective July 1, 2014, the Company no longer records supply sales to AZLP which resulted in a sales decline of $147 million in the Alliances segment in the first quarter of 2015.

Sales of the Company’s products were as follows:

	Three Months Ended March 31,
($ in millions)	2015	2014
Primary Care and Women’s Health
Cardiovascular
Zetia	$568	$611
Vytorin	320	361
Diabetes
Januvia	884	858
Janumet	509	476
General Medicine and Women’s Health
NuvaRing	166	168
Implanon/Nexplanon	137	102
Dulera	130	102
Follistim AQ	82	110
Hospital and Specialty
Hepatitis
PegIntron	56	112
HIV
Isentress	385	390
Hospital Acute Care
Cubicin (1)	187	5
Cancidas	163	166
Invanz	132	114
Noxafil	111	74
Bridion	85	73
Primaxin	65	71
Immunology
Remicade	501	604
Simponi	158	157
Oncology
Emend	122	122
Keytruda	83	—
Temodar	74	83
Diversified Brands
Respiratory
Nasonex	289	312
Singulair	245	271
Clarinex	51	62
Other
Cozaar/Hyzaar	185	205
Arcoxia	123	128
Fosamax	94	123
Propecia	53	74
Zocor	49	64
Vaccines (2)
Gardasil/Gardasil 9	359	383
ProQuad/M-M-R II/Varivax	348	280
RotaTeq	192	169
Zostavax	175	142
Pneumovax 23	110	101
Other pharmaceutical (3)	1,075	1,378
Total Pharmaceutical segment sales	8,266	8,451
Other segment sales (4)	875	1,540
Total segment sales	9,141	9,991
Other (5)	284	273
	$9,425	$10,264

(1)	Sales of Cubicin in 2015 represent sales subsequent to the Cubist acquisition date. Sales of Cubicin in 2014 reflect sales in Japan pursuant to a previously existing licensing agreement.

(2)
These amounts do not reflect sales of vaccines sold in most major European markets through the Company’s joint venture, Sanofi Pasteur MSD, the results of which are reflected in equity income affiliates which is included in Other (income) expense, net. These amounts do, however, reflect supply sales to Sanofi Pasteur MSD.

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

(5)
Other revenues are primarily comprised of miscellaneous corporate revenues, including revenue hedging activities, third-party manufacturing sales, sales related to divested products or businesses, and other supply sales not included in segment results. Other revenues in the first three months of 2014 include $232 million received by Merck in connection with the sale of the U.S. marketing rights to Saphris.

The provision for discounts includes indirect customer discounts that occur when a contracted customer purchases directly through an intermediary wholesale purchaser, known as chargebacks, as well as indirectly in the form of rebates owed based upon definitive contractual agreements or legal requirements with private sector and public sector (Medicaid and Medicare Part D) benefit providers, after the final dispensing of the product by a pharmacy to a benefit plan participant. These discounts, in the aggregate, reduced sales by $1.7 billion and $1.4 billion for the three months ended March 31, 2015 and 2014, respectively. Inventory levels at key U.S. wholesalers for each of the Company’s major pharmaceutical products are generally less than one month.
Pharmaceutical Segment
Primary Care and Women’s Health
Cardiovascular
Combined global sales of Zetia (marketed in most countries outside the United States as Ezetrol) and Vytorin (marketed outside the United States as Inegy), medicines for lowering LDL cholesterol, were $887 million in the first quarter of 2015, a decline of 9% compared with the first quarter of 2014 including a 7% unfavorable effect from foreign exchange. The decline was driven primarily by lower volumes of Zetia in Canada where it has lost market exclusivity and Vytorin in the United States, partially offset by higher pricing of both products in the United States.
In November 2014, Merck announced that the investigational IMPROVE-IT study met its primary and all secondary composite efficacy endpoints. In IMPROVE-IT, patients taking Vytorin - which combines simvastatin with Zetia - experienced significantly fewer major cardiovascular events (as measured by a composite of cardiovascular death, non-fatal myocardial infarction, non-fatal stroke, re-hospitalization for unstable angina or coronary revascularization occurring at least 30 days after randomization) than patients treated with simvastatin alone. The results from this 18,144 patient study of high-risk patients presenting with acute coronary syndromes were presented at the American Heart Association 2014 Scientific Sessions. In April 2015, Merck submitted the data from IMPROVE-IT to the U.S. Food and Drug Administration (the “FDA”) to support a new indication for reduction of cardiovascular events for Vytorin and Zetia. Vytorin and Zetia are currently indicated for use along with a healthy diet to reduce elevated LDL cholesterol in patients with hyperlipidemia. The current U.S. Prescribing Information for both products states that the effect of ezetimibe on cardiovascular morbidity and mortality, alone or incremental to statin therapy, has not been determined.
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
In May 2014, Merck announced that the FDA approved Zontivity (vorapaxar) for the reduction of thrombotic cardiovascular events in patients with a history of myocardial infarction or with peripheral arterial disease. The U.S. prescribing information for Zontivity includes a boxed warning regarding bleeding risk. In January 2015, Zontivity was approved by the European Commission (the “EC”) for coadministration with acetylsalicylic acid and, where appropriate, clopidogrel, to reduce atherothrombotic events in adult patients with a history of myocardial infarction. Merck currently plans to launch Zontivity in the EU in late 2015 or early 2016. The Company continues to monitor and assess Zontivity and the related intangible asset. Merck continues to focus on building product awareness in the United States for Zontivity. If the Company’s efforts to build product awareness in the United States or the launch in the EU are not successful, the Company may take a non-cash impairment charge with respect to the Zontivity intangible asset which was $315 million at March 31, 2015 and such charge could be material.
Diabetes
Worldwide combined sales of Januvia and Janumet, medicines that help lower blood sugar levels in adults with type 2 diabetes, were $1.4 billion in the first quarter of 2015, an increase of 4% compared with the first quarter of 2014. Foreign exchange unfavorably affected global sales performance by 6% in the first quarter of 2015. The growth was driven primarily by higher sales of Januvia in the United States, as well as by volume growth of both products in the emerging markets and Europe.
In April 2015, Merck announced that the Trial Evaluating Cardiovascular Outcomes with Sitagliptin (TECOS) of Merck’s DPP-4 inhibitor, Januvia (sitagliptin), achieved its primary endpoint of non-inferiority for the composite cardiovascular endpoint. Among secondary endpoints, there was no increase in hospitalization for heart failure in the sitagliptin group versus placebo. The complete results of the TECOS cardiovascular safety trial will be presented at the annual scientific meeting of the American Diabetes Association in June 2015.
General Medicine and Women’s Health
Worldwide sales of NuvaRing (etonogestrel/ethinyl estradiol vaginal ring), a vaginal contraceptive product, declined 1% in the first quarter of 2015 to $166 million compared with the first quarter of 2014. Sales performance primarily reflects a 5% unfavorable effect from foreign exchange, partially offset by higher pricing in the United States.

Worldwide sales of Implanon/Nexplanon, single-rod subdermal contraceptive implants, grew 35% to $137 million in the first quarter of 2015 compared with the same period of 2014 driven primarily by higher demand in the United States, as well as in certain emerging markets reflecting timing of government tenders. Foreign exchange unfavorably affected global sales performance by 4% in the first quarter of 2015.
Global sales of Dulera Inhalation Aerosol (mometasone furoate/formoterol fumarate dihydrate), a combination medicine for the treatment of asthma, grew 28% in the first quarter of 2015 to $130 million compared with the first quarter of 2014 driven by higher demand in the United States.
Global sales of Follistim AQ (follitropin beta injection) (marketed in most countries outside the United States as Puregon), a fertility treatment, declined 26% in the first quarter of 2015 to $82 million compared with the first quarter of 2014. The sales decline was driven largely by volume declines in the emerging markets and Europe from competition. Foreign exchange unfavorably affected global sales performance by 7% in the first quarter of 2015.
In August 2014, Merck announced that the FDA approved Belsomra (suvorexant) for the treatment of adults with insomnia who have difficulty falling asleep and/or staying asleep. Belsomra became available in the United States in early 2015. The Company is continuing with plans to seek approval for suvorexant in other countries around the world.
Hospital and Specialty
Hepatitis
Worldwide sales of PegIntron, a treatment for chronic hepatitis C virus (“HCV”), were $56 million in the first quarter of 2015, a decline of 50% compared with the first quarter of 2014. The sales decline was driven by lower volumes in all regions as the availability of newer therapeutic options continues to reduce market share. Foreign exchange unfavorably affected global sales performance by 5% in the first quarter of 2015.
Worldwide sales of Victrelis, an oral medicine for the treatment of chronic HCV, were $7 million in the first quarter of 2015 compared with $59 million in the first quarter of 2014. The sales declines was driven by lower volumes in Europe and the emerging markets as the availability of newer therapeutic options continues to result in loss of market share.
HIV
Global sales of Isentress (raltegravir), an HIV integrase inhibitor for use in combination with other antiretroviral agents for the treatment of HIV-1 infection, were $385 million in the first quarter of 2015, a decline of 1% compared with the first quarter of 2014 including a 7% unfavorable effect from foreign exchange. Excluding the effects of foreign exchange, sales performance reflects higher sales in Latin America resulting from the timing of shipments, partially offset by volume declines in Europe.
Hospital Acute Care
In January 2015, Merck acquired Cubist, a leader in the development of therapies to treat serious infections caused by a broad range of bacteria. Cubist’s products include Cubicin (daptomycin for injection), an I.V. antibiotic for complicated skin and skin structure infections or bacteremia, when caused by designated susceptible organisms. Sales of Cubicin subsequent to the acquisition through March 31, 2015 were $187 million. In many markets outside of the United States, Cubist is commercialized by other companies in accordance with distribution agreements established prior to Merck’s acquisition of Cubist. See Note 9 to the interim consolidated financial statements for a discussion of patent litigation related to Cubicin.
Cubist’s products also include Zerbaxa (ceftolozone/tazobactum), a combination product approved by the FDA in December 2014 for the treatment of adults with complicated urinary tract infections caused by designated susceptible Gram-negative organisms or with complicated intra-abdominal infections caused by designated susceptible Gram-negative and Gram-positive organisms, and Sivextro (tedizolid phosphate), a product approved by the FDA in June 2014 for the treatment of acute bacterial skin and skin structure infections (“ABSSSI”) in adults caused by designated susceptible Gram-positive organisms. Sivextro was also approved by the EC in March 2015 for the treatment of ABSSSI in adults. The Company expects that countries will begin launching Sivextro on a rolling basis beginning in the second quarter of 2015. Zerbaxa is currently under review in the European Union (the “EU”).
Global sales of Cancidas (caspofungin acetate), an anti-fungal product, decreased 2% in the first quarter of 2015 to $163 million. Sales performance in the first quarter reflects a 10% unfavorable effect from foreign exchange, partially offset by volume growth in the emerging markets and Europe.
Worldwide sales of Noxafil, for the prevention of invasive fungal infections, grew 50% in the first quarter of 2015 to $111 million compared with the first quarter of 2014 driven by volume growth and higher pricing in the United States and volume growth in Europe reflecting a positive impact from the approval of new formulations. Foreign exchange unfavorably affected global sales performance by 13% in the first quarter of 2015.
Bridion (sugammadex) Injection, for the reversal of two types of neuromuscular blocking agents used during surgery, is approved and has been launched in many countries outside of the United States. Sales of Bridion grew 17% to $85 million in the first quarter of 2015 compared with the same period of 2014. Sales growth was driven by volume growth in all markets. Foreign exchange unfavorably affected global sales performance by 15% in the first quarter of 2015. In September 2013, the Company received a Complete Response Letter (“CRL”) from the FDA for the resubmission of the New Drug Application (“NDA”) for Bridion. To address the CRL, the Company conducted a new hypersensitivity study and, in October 2014, resubmitted the NDA to the FDA. In April 2015, the Company received a CRL from the FDA for Bridion in which the FDA requested additional sensitivity analysis related to a hypersensitivity study (Protocol 101). The FDA has also indicated that it plans to conduct additional site inspections prior to completion of its review. Merck is evaluating the information provided in the CRL.
Immunology
Sales of Remicade, a treatment for inflammatory diseases (marketed by the Company in Europe, Russia and Turkey), were $501 million in the first quarter of 2015, a decline of 17% compared with the first quarter of 2014. Foreign exchange unfavorably affected sales performance by 14% in the first quarter of 2015. In February 2015, the Company lost market exclusivity for Remicade in major European markets and the Company is experiencing pricing declines in these markets as a result of biosimilar competition and expects the Remicade sales decline to continue.
Sales of Simponi (golimumab), a once-monthly subcutaneous treatment for certain inflammatory diseases (marketed by the Company in Europe, Russia and Turkey), were $158 million in the first quarter of 2015, an increase of 1%, compared with the first quarter of 2014 including a 17% unfavorable effect from foreign exchange. Sales growth was driven by demand in Europe reflecting in part an ongoing positive impact from the ulcerative colitis indication.
Other
Other products contained in Hospital and Specialty include among others, Invanz (ertapenem sodium) for the treatment of certain infections and Primaxin (imipenem and cilastatin sodium), an anti-bacterial product.
Oncology
Global sales of Emend (aprepitant), for the prevention of chemotherapy-induced and post-operative nausea and vomiting, were $122 million in the first quarter of 2015, essentially flat compared with the first quarter of 2014 reflecting a 5% unfavorable effect from foreign exchange that was offset by volume growth in the United States.
Sales of Keytruda, an anti-PD-1 (programmed death receptor-1) therapy, were $83 million in the first quarter of 2015. In September 2014, the FDA granted accelerated approval of Keytruda at a dose of 2 mg/kg every three weeks for the treatment of patients with unresectable or metastatic melanoma and disease progression following ipilimumab and, if BRAF V600 mutation positive, a BRAF inhibitor. In April 2015, Merck announced that the Company submitted a supplemental Biologics License Application (“sBLA”) to the FDA for Keytruda for the treatment of advanced non-small cell lung cancer (“NSCLC”). Keytruda previously received Breakthrough Therapy designation for advanced NSCLC and this initial filing seeks approval in the treatment of patients with advanced NSCLC whose disease has progressed on or after platinum-containing chemotherapy and an FDA-approved therapy for EGFR or ALK genomic tumor aberrations, if present. Under the Prescription Drug User Fee Act (the “PDUFA”), the FDA has 60 days from submission of the sBLA to determine if the application will be accepted for review. The Company also recently submitted data from the KEYNOTE-002 study in ipilimumab-refractory melanoma as part of an sBLA to the FDA.
In March 2015, Merck announced that the randomized, pivotal Phase 3 study (KEYNOTE-006) investigating Keytruda compared to ipilimumab in the first-line treatment of patients with advanced melanoma met its two primary endpoints of progression-free survival and overall survival. The trial will be stopped early based on the recommendation of the study’s independent Data Monitoring Committee. In KEYNOTE-006, Keytruda demonstrated a statistically significant and clinically meaningful improvement in overall survival and progression-free survival compared to ipilimumab. The safety profile of Keytruda in this trial was similar to the safety profile previously reported in advanced melanoma. Keytruda is the first anti-PD-1 therapy to demonstrate a survival advantage compared to the standard of care for the first-line treatment of advanced melanoma. The Company anticipates filing an sBLA with the FDA for Keytruda by mid-2015 for the first-line treatment of advanced melanoma based on this data.
In June 2014, Merck announced the European Medicines Agency (the “EMA”) accepted for review a Marketing Authorization Application (“MAA”) for Keytruda for the treatment of advanced melanoma. In March 2015, Merck announced that Keytruda was the first treatment to be accepted under the U.K.’s new Early Access to Medicines Scheme (“EAMS”). The U.K. Medicines and Healthcare Products Regulatory Agency introduced the EAMS in 2014 to help patients benefit from promising, innovative treatments before a European license has been granted. Keytruda was accepted under the scheme for the treatment of advanced melanoma based on the significance of the early study findings and unmet medical need. Keytruda received the Promising Innovative Medicine designation in the U.K. in October 2014. The Company has made additional regulatory filings in other countries and further filings are planned.
The Keytruda clinical development program includes studies across a broad range of cancer types (see “Research and Development” below).

Diversified Brands
Merck’s diversified brands include human health pharmaceutical products that are approaching the expiration of their marketing exclusivity or are no longer protected by patents in developed markets, but continue to be a core part of the Company’s offering in other markets around the world.
Respiratory
Global sales of Nasonex (mometasone furoate monohydrate), an inhaled nasal corticosteroid for the treatment of nasal allergy symptoms, declined 7% to $289 million in the first quarter of 2015 compared with the same period of 2014. Foreign exchange unfavorably affected global sales performance by 7% in the first quarter of 2015. The decline was driven primarily by lower volumes in Europe and the United States that were partially offset by higher pricing in the United States. By agreement, generic manufacturers were able to launch a generic version of Nasonex in most European markets on January 1, 2014 and generic versions of Nasonex have since launched in several of these markets. Accordingly, the Company continues to experience volume declines in Nasonex sales in Europe. In 2009, Apotex Inc. and Apotex Corp. (collectively, “Apotex”) filed an application with the FDA seeking approval to sell its generic version of Nasonex. In June 2012, the U.S. District Court for the District of New Jersey ruled against the Company in a patent infringement suit against Apotex holding that Apotex’s generic version of Nasonex does not infringe on the Company’s formulation patent. In June 2013, the Court of Appeals for the Federal Circuit issued a decision affirming the U.S. District Court decision and the Company has exhausted all of its appeal options. Apotex has not yet launched a generic version of Nasonex in the United States; however, if Apotex’s generic version becomes available, significant losses of U.S. Nasonex sales could occur. U.S. sales of Nasonex were $143 million for the first quarter of 2015.
Worldwide sales of Singulair (montelukast sodium), a once-a-day oral medicine for the chronic treatment of asthma and for the relief of symptoms of allergic rhinitis, were $245 million in the first quarter of 2015, a decrease of 9% compared with the first quarter of 2014 including a 10% unfavorable effect from foreign exchange. Sales performance reflects lower sales in Europe as a result of generic competition, partially offset by higher sales in China. The Company has lost market exclusivity for Singulair in the United States and in most major international markets with the exception of Japan and continues to experience generic competition in these markets. The patent that provides market exclusivity for Singulair in Japan will expire in 2016.
Other
Global sales of Cozaar (losartan potassium) and Hyzaar (losartan potassium and hydrochlorothiazide) (a combination of Cozaar and hydrochlorothiazide), treatments for hypertension, were $185 million in the first quarter of 2015, a decline of 10% compared with the first quarter of 2014. Foreign exchange unfavorably affected global sales performance by 6% for the first quarter of 2015. The patents that provided market exclusivity for Cozaar and Hyzaar in the United States and in most major international markets have expired. Accordingly, the Company is experiencing declines in Cozaar and Hyzaar sales and expects the declines to continue.
Worldwide sales of Fosamax (alendronate sodium) (marketed as Fosamac in Japan) and Fosamax Plus D (alendronate sodium/cholecalciferol) (marketed as Fosavance throughout the EU) for the treatment and, in the case of Fosamax, prevention of osteoporosis declined 24% to $94 million in the first quarter of 2015. These medicines have lost market exclusivity in the United States and in most major international markets. Accordingly, the Company is experiencing sales declines within the Fosamax product franchise and expects the declines to continue.
Other products contained in Diversified Brands include among others, Clarinex (desloratadine), a non-sedating antihistamine; Arcoxia (etoricoxib) for the treatment of arthritis and pain; Propecia (finasteride), a product for the treatment of male pattern hair loss; and Zocor (simvastatin), a statin for modifying cholesterol.
Vaccines
The following discussion of vaccines does not include sales of vaccines sold in most major European markets through Sanofi Pasteur MSD (“SPMSD”), the Company’s joint venture with Sanofi Pasteur, the results of which are reflected in Other (income) expense, net (see “Selected Joint Venture and Affiliate Information” below). Supply sales to SPMSD, however, are included.
Merck’s sales of Gardasil/Gardasil 9, vaccines to help prevent certain diseases caused by certain types of human papillomavirus (“HPV”), declined 6% in the first quarter of 2015 to $359 million reflecting lower government tenders in Latin America, partially offset by higher public sector sales in the United States.
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

Merck’s sales of ProQuad, a pediatric combination vaccine to help protect against measles, mumps, rubella and varicella, were $86 million in the first quarter of 2015 compared with $65 million in the first quarter of 2014. Merck’s sales of M‑M‑R II, a vaccine to help protect against measles, mumps and rubella, were $107 million for the first quarter of 2015 compared with $78 million for the first quarter of 2014. Sales growth for both ProQuad and M-M-R II was driven primarily by higher sales in the United States reflecting higher demand from measles outbreaks and higher pricing. Merck’s sales of Varivax (Varicella Virus Vaccine Live), a vaccine to help prevent chickenpox (varicella), were $155 million for the first quarter of 2015 compared with $136 million for the first quarter of 2014 reflecting higher volumes and higher pricing in the United States and higher volumes in certain emerging markets.
Merck’s sales of RotaTeq (Rotavirus Vaccine, Live Oral, Pentavalent), a vaccine to help protect against rotavirus gastroenteritis in infants and children, were $192 million in the first quarter of 2015, an increase of 14% compared with the first quarter of 2014 including a 2% unfavorable effect from foreign exchange, primarily reflecting the timing of public sector purchases in the United States.
Merck’s sales of Zostavax, a vaccine to help prevent shingles (herpes zoster) in adults 50 years of age and older, were $175 million in the first quarter of 2015, an increase of 23% compared with the first quarter of 2014 including a 2% unfavorable effect from foreign exchange, driven by higher demand and higher pricing in the United States, as well as higher volumes in Canada and certain emerging markets due to ongoing launches. The Company is continuing to educate U.S. customers on the broad managed care coverage for Zostavax and the process for obtaining reimbursement. Merck is continuing to launch Zostavax outside of the United States.
Other Segments
The Company’s other segments are the Animal Health and Alliances segments, which are not material for separate reporting. Prior to its disposition on October 1, 2014, the Company also had a Consumer Care segment which had sales of $546 million in the first quarter of 2014.
Animal Health
Animal Health includes pharmaceutical and vaccine products for the prevention, treatment and control of disease in all major farm and companion animal species. Animal Health sales are affected by competition and the frequent introduction of generic products. Global sales of Animal Health products totaled $829 million for the first quarter of 2015, growth of 2% compared with the first quarter of 2014, including an 11% unfavorable effect from foreign exchange. Sales performance reflects volume growth across all species, in particular companion animal products, reflecting sales of Bravecto (fluralaner) chewable tablets for for dogs to treat fleas and ticks that was launched in Europe and the United States in the second quarter of 2014.
Alliances
The alliances segment includes results from the Company’s relationship with AZLP. On June 30, 2014, AstraZeneca exercised its option to buy Merck’s interest in a subsidiary and, through it, Merck’s interest in Nexium and Prilosec. As a result, as of July 1, 2014, the Company no longer records equity income from AZLP and supply sales to AZLP, primarily relating to sales of Nexium and Prilosec, have terminated (see “Selected Joint Venture and Affiliate Information” below). Revenue from AZLP was $147 million in the first quarter of 2014.
Costs, Expenses and Other
In 2013, the Company initiated actions under a global restructuring program (the “2013 Restructuring Program”) as part of a global initiative to sharpen its commercial and research and development focus. As part of the program, the Company expects to reduce its total workforce by approximately 8,500 positions. These workforce reductions will primarily come from the elimination of positions in sales, administrative and headquarters organizations, as well as research and development. The Company will also reduce its global real estate footprint and continue to improve the efficiency of its manufacturing and supply network. The Company will continue to hire employees in strategic growth areas of the business as necessary. The Company recorded total pretax costs of $58 million and $160 million in the first quarter of 2015 and 2014, respectively, related to this restructuring program. The actions under the 2013 Restructuring Program are expected to be substantially completed by the end of 2015 with the cumulative pretax costs estimated to be approximately $3.0 billion. The Company estimates that approximately two-thirds of the cumulative pretax costs will result in cash outlays, primarily related to employee separation expense. Approximately one-third of the cumulative pretax costs are non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested. The Company expects the actions under the 2013 Restructuring Program to result in annual net cost savings of approximately $2.0 billion by the end of 2015. The Company anticipates that the actions under the 2013 Restructuring Program, combined with remaining actions under the Merger Restructuring Program (discussed below), will result in annual net cost savings of $2.5 billion by the end of 2015 compared with full-year 2012 expense levels.
In 2010, subsequent to the Merck and Schering-Plough Corporation (“Schering-Plough”) merger (the “Merger”), the Company commenced actions under a global restructuring program (the “Merger Restructuring Program”) designed to streamline the cost structure of the combined company. Further actions under this program were initiated in 2011. The actions under this program primarily reflect the elimination of positions in sales, administrative and headquarters organizations, as well as from the sale or closure of certain manufacturing and research and development sites and the consolidation of office facilities. The Company recorded total pretax costs of $167 million and $166 million in the first quarter of 2015 and 2014, respectively, related to this restructuring program. The non-manufacturing related restructuring actions under the Merger Restructuring Program were substantially completed by the end of 2013. The remaining actions under this program primarily relate to ongoing manufacturing facility rationalizations, which are expected to be substantially completed by 2016. The Company expects the estimated total cumulative pretax costs for this program to be approximately $8.5 billion. The Company estimates that approximately two-thirds of the cumulative pretax costs relate to cash outlays, primarily related to employee separation expense. Approximately one-third of the cumulative pretax costs are non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested. The Company expects the Merger Restructuring Program to yield annual savings upon completion of the program of approximately $4.0 billion to $4.6 billion.
The Company anticipates that total costs associated with restructuring activities in 2015 for the 2013 Restructuring Program and the Merger Restructuring Program will be in the range of $750 million to $950 million.
The costs associated with all of these restructuring activities are primarily comprised of accelerated depreciation recorded in Materials and production, Marketing and administrative and Research and development and separation costs recorded in Restructuring costs (see Note 2 to the interim consolidated financial statements).
Materials and Production
Materials and production costs were $3.6 billion for the first quarter of 2015, a decrease of 9% compared with the first quarter of 2014. Costs in the first quarter of 2015 and 2014 include $1.2 billion and $1.1 billion, respectively, of expenses for the amortization of intangible assets recognized in connection with acquisitions. In addition, expenses for the first quarter of 2015 include $20 million of amortization of purchase accounting adjustments to Cubist’s inventories, as well as an intangible asset impairment charge related to Rebetol (ribavirin USP) of $12 million (see Note 6 to the interim consolidated financial statements). Included in materials and production costs are costs associated with restructuring activities which amounted to $105 million and $119 million in the first quarter of 2015 and 2014, respectively, including accelerated depreciation and asset write-offs related to the planned sale or closure of manufacturing facilities. Separation costs associated with manufacturing-related headcount reductions have been incurred and are reflected in Restructuring costs as discussed below.
Gross margin was 62.1% in the first quarter of 2015 compared with 62.0% in the first quarter of 2014. The amortization of intangible assets and purchase accounting adjustments to inventories, as well as the restructuring and impairment charges noted above reduced gross margin by 14.4 and 12.1 percentage points for the first quarter of 2015 and 2014, respectively. Excluding the impact of these items, the gross margin increase in the first quarter of 2015 was driven primarily by the favorable effects of product mix, including the impacts of acquisitions and divestitures, as well as foreign exchange, partially offset by higher discards.
Marketing and Administrative
Marketing and administrative expenses decreased 5% to $2.6 billion in the first quarter of 2015 compared with the first quarter of 2014 largely reflecting the prior year divestiture of MCC, a favorable effect from foreign exchange, as well as lower selling costs, partially offset by higher costs related to the January acquisition of Cubist and higher promotional spending largely related to product launches. Expenses for the first quarter of 2015 and 2014 include $36 million and $31 million, respectively, of restructuring costs, related primarily to accelerated depreciation for facilities to be closed or divested. Separation costs associated with sales force reductions have been incurred and are reflected in Restructuring costs as discussed below. Marketing and administrative expenses also include $227 million and $11 million of acquisition and divestiture-related costs in the first quarter of 2015 and 2014, respectively, consisting of integration, transaction, and certain other costs related to business acquisitions, including severance costs which are not part of the Company’s formal restructuring programs, as well as transaction and certain other costs related to divestitures.
Research and Development
Research and development expenses were $1.7 billion for the first quarter of 2015, an increase of 10% compared with the same period in 2014. Research and development expenses are comprised of the costs directly incurred by Merck Research Laboratories (“MRL”), the Company’s research and development division that focuses on human health-related activities, which were approximately $920 million and $860 million in the first quarter of 2015 and 2014, respectively. Also included in research and development expenses are costs incurred by other divisions in support of research and development activities, including depreciation, production and general and administrative, as well as licensing activity, and certain costs from operating segments, including the Pharmaceutical and Animal Health segments, which in the aggregate were approximately $750 million and $660 million for the first quarter of 2015 and 2014, respectively. The increase in research and development expenses in the first quarter of 2015 as compared with the first quarter of 2014 was driven largely by higher licensing costs reflecting in part the collaboration with NGM (see Note 3 to the interim consolidated financial statements). In addition, during the first quarter of 2015, the Company recorded charges of $61 million to increase the estimated fair value of liabilities for contingent consideration (see Note 4 to the interim consolidated financial statements). Research and development expenses also reflect accelerated depreciation and asset abandonment costs associated with restructuring activities of $2 million and $51 million in the first quarter of 2015 and 2014, respectively.
Restructuring Costs
Restructuring costs, primarily representing separation and other related costs associated with restructuring activities, were $82 million and $125 million for the first quarter of 2015 and 2014, respectively. Costs in the first quarter of 2015 and 2014 include $17 million and $6 million, respectively, of costs related to the 2013 Restructuring Program. The remaining costs in 2015 and 2014 related to the Merger Restructuring Program. Separation costs were incurred associated with actual headcount reductions, as well as estimated expenses under existing severance programs for headcount reductions that were probable and could be reasonably estimated. Merck eliminated approximately 1,085 positions in the first quarter of 2015 (735 related to the 2013 Restructuring Program and 350 related to the Merger Restructuring Program). Merck eliminated approximately 1,580 positions in the first quarter of 2014 (1,220 related to the 2013 Restructuring Program and 360 related to the Merger Restructuring Program). These position eliminations are comprised of actual headcount reductions, and the elimination of contractors and vacant positions. Also included in restructuring costs are curtailment, settlement and termination charges associated with pension and other postretirement benefit plans, share-based compensation and shutdown costs. For segment reporting, restructuring costs are unallocated expenses. Additional costs associated with the Company’s restructuring activities are included in Materials and production, Marketing and administrative and Research and development as discussed above.
Other (Income) Expense, Net
Other (income) expense, net was $55 million of expense in the first quarter of 2015 compared with $163 million of income in the first quarter of 2014 driven primarily by a gain of $182 million in 2014 related to the sale of the Company’s Sirna Therapeutics, Inc. (“Sirna”) subsidiary (see Note 3 to the interim consolidated financial statements), as well as an expense in 2015 of $78 million for a contribution of investments in equity securities to the Merck Company Foundation, partially offset by higher equity income from affiliates related to certain research investment funds.
In March 2013, the Venezuelan government announced the creation of a foreign exchange mechanism called the “Complimentary System of Foreign Currency Acquirement” (known as SICAD1) that operates similar to an auction system and allows entities in specific sectors to bid for U.S. dollars to be used for payments related to international investments and certain intangibles. In March 2014, the Venezuelan government launched another foreign exchange mechanism (known as SICAD2) and indicated that all industry sectors would be able to access SICAD2 and its use would not be restricted as to purpose. Neither SICAD1 nor SICAD2 eliminated or changed the official rate of 6.30 VEF per U.S. dollar. In February 2015, the Venezuelan government replaced SICAD2 with the Sistema Marginal de Divisas (known as SIMADI). The SIMADI market is intended to operate based on the principles of supply and demand with buyers and sellers exchanging offers to transact. The SICAD1 mechanism remains unchanged. Announcements by the Venezuelan government have indicated that essential goods, including food and medicine, will remain at the official rate of 6.30 VEF per U.S. dollar. Both the SICAD1 and SIMADI average rates are published by the Central Bank of Venezuela and at March 31, 2015, the average exchange rates inferred were 12.0 VEF per U.S. dollar and 192.95 VEF per U.S. dollar, respectively. At March 31, 2015, the Company had approximately $870 million (U.S. dollar equivalent at the 6.30 official rate) of net monetary assets in its Venezuelan entities, of which the large majority was cash. Through April 30, 2015, the Company has received approximately $24 million from Venezuela for transactions that were settled at the official rate of 6.30 VEF per U.S. dollar, and has approximately $650 million pending approval for future settlement at the official rate, which has accumulated over the course of several years. The Company has not used either SICAD mechanism to settle any transactions and does not anticipate using either the SICAD1 or SIMADI mechanism to settle any transactions. Accordingly, the Company concluded it was appropriate to continue to use the official rate of 6.30 VEF per U.S. dollar for remeasurement purposes. If circumstances change such that the Company concludes it would no longer be appropriate to use the official rate, or if a devaluation of the official rate occurs, it could result in a significant charge to the Company’s future results of operations as a result of revaluing the net monetary assets in the Company’s Venezuelan entities, including some or all of the $650 million pending approval.
Segment Profits

	Three Months Ended March 31,
($ in millions)	2015	2014
Pharmaceutical segment profits	$5,165	$5,197
Other non-reportable segment profits	455	700
Other	(4,239)	(3,806)
Income before income taxes	$1,381	$2,091

Segment profits are comprised of segment sales less standard costs, certain operating expenses directly incurred by the segment, components of equity income or loss from affiliates and certain depreciation and amortization expenses. For internal management reporting presented to the chief operating decision maker, Merck does not allocate materials and production costs, other than standard costs, the majority of research and development expenses or general and administrative expenses, nor the cost of financing these activities. Separate divisions maintain responsibility for monitoring and managing these costs, including depreciation related to fixed assets utilized by these divisions and, therefore, they are not included in segment profits. Also excluded from the determination of segment profits are the amortization of purchase accounting adjustments and other acquisition-related costs, intangible asset impairment charges, restructuring costs, taxes paid at the joint venture level and a portion of equity income. Additionally, segment profits do not reflect other expenses from corporate and manufacturing cost centers and other miscellaneous income or expense. These unallocated items are reflected in “Other” in the above table. Also included in “Other” are miscellaneous corporate profits (losses), as well as operating profits (losses) related to third-party manufacturing sales, divested products or businesses, and other supply sales.
Pharmaceutical segment profits declined 1% in the first quarter of 2015 as compared with the first quarter of 2014, reflecting the unfavorable effect of foreign exchange, partially offset by a reduction in operating expenses.
Taxes on Income
The effective income tax rates of 30.6% and 17.2% for the first quarter of 2015 and 2014, respectively, reflect the impacts of acquisition and divestiture-related costs and restructuring costs, partially offset by the beneficial impact of foreign earnings. The effective income tax rate for the first three months of 2014 includes a benefit of approximately $300 million associated with a capital loss generated in the first quarter related to the sale of Sirna (see Note 3 to the interim consolidated financial statements).
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests was $5 million and $26 million in the first quarter of 2015 and 2014, respectively. The decline in 2015 reflects the termination of the Company’s relationship with AZLP and the resulting retirement of KBI preferred stock (see Note 7 to the consolidated financial statements).
Net Income and Earnings per Common Share
Net income attributable to Merck & Co., Inc. was $953 million for the first quarter of 2015 compared with $1.7 billion for the first quarter of 2014. Earnings per common share assuming dilution attributable to Merck & Co., Inc. common shareholders (“EPS”) for the first quarter of 2015 were $0.33 compared with $0.57 in the first quarter of 2014. The declines in net income and EPS in the first quarter of 2015 compared with the first quarter of 2014 were due primarily to revenue recognized in the first quarter of 2014 from the sale of the U.S. marketing rights to Saphris, as well as the first quarter 2014 gain on the divestiture of Sirna and related tax benefit and higher licensing costs in 2015, partially offset by lower marketing and administrative costs.
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

A reconciliation between GAAP financial measures and non-GAAP financial measures is as follows:

	Three Months Ended March 31,
($ in millions except per share amounts)	2015	2014
Pretax income as reported under GAAP	$1,381	$2,091
Increase (decrease) for excluded items:
Acquisition and divestiture-related costs	1,526	1,137
Restructuring costs	225	326
	3,132	3,554
Taxes on income as reported under GAAP	423	360
Estimated tax benefit on excluded items	278	267
Tax benefit related to sale of Sirna Therapeutics, Inc. subsidiary	—	300
	701	927
Non-GAAP net income	2,431	2,627
Less: Net income attributable to noncontrolling interests	5	26
Non-GAAP net income attributable to Merck & Co., Inc.	$2,426	$2,601
EPS assuming dilution as reported under GAAP	$0.33	$0.57
EPS difference (1)	0.52	0.31
Non-GAAP EPS assuming dilution	$0.85	$0.88

(1)
Represents the difference between calculated GAAP EPS and calculated non-GAAP EPS, which may be different than the amount calculated by dividing the impact of the excluded items by the weighted-average shares for the applicable period.

Acquisition and Divestiture-Related Costs
Non-GAAP income and non-GAAP EPS exclude the impact of certain amounts recorded in connection with acquisitions and divestitures. These amounts include the amortization of intangible assets and amortization of purchase accounting to inventories, as well as intangible asset impairment charges and expense or income related to changes in the fair value measurement of contingent consideration. Also excluded are incremental, third-party integration costs associated with acquisitions, such as costs related to legal entity and systems integration, severance costs which are not part of the Company’s formal restructuring programs, as well as transaction and certain other costs associated with business acquisitions and divestitures. These costs should not be considered non-recurring; however, management excludes these amounts from non-GAAP income and non-GAAP EPS because it believes it is helpful for understanding the performance of the continuing business.
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
Certain Other Items
Non-GAAP income and non-GAAP EPS exclude certain other items. These items represent substantive, unusual items that are evaluated on an individual basis. Such evaluation considers both the quantitative and the qualitative aspect of their unusual nature and generally represent items that, either as a result of their nature or magnitude, management would not anticipate that they would occur as part of the Company’s normal business on a regular basis. Excluded from non-GAAP income and non-GAAP EPS in 2014 is a tax benefit from the sale of Sirna (see Note 3 to the interim consolidated financial statements).

Research and Development Update
In April 2015, Merck announced that the Company submitted an sBLA to the FDA for Keytruda for the treatment of NSCLC. Keytruda previously received Breakthrough Therapy designation for advanced NSCLC and this initial filing seeks approval in the treatment of patients with advanced NSCLC whose disease has progressed on or after platinum-containing chemotherapy and an FDA-approved therapy for EGFR or ALK genomic tumor aberrations, if present. Under the PDUFA, the FDA has 60 days from submission of the sBLA to determine if the application will be accepted for review. The Company also recently submitted data from the KEYNOTE-002 study in ipilimumab-refractory melanoma as part of an sBLA to the FDA. Keytruda was approved by the FDA in September 2014 at a dose of 2 mg/kg every three weeks for the treatment of patients with unresectable or metastatic melanoma and disease progression following ipilimumab and, if BRAF V600 mutation positive, a BRAF inhibitor. Keytruda is under review by the EMA for the treatment of advanced melanoma.
In March 2015, Merck announced that the randomized, pivotal Phase 3 study (KEYNOTE-006) investigating Keytruda compared to ipilimumab in the first-line treatment of patients with advanced melanoma met its two primary endpoints of progression-free survival and overall survival. The trial will be stopped early based on the recommendation of the study’s independent Data Monitoring Committee. In KEYNOTE-006, Keytruda demonstrated a statistically significant and clinically meaningful improvement in overall survival and progression-free survival compared to ipilimumab. The safety profile of Keytruda in this trial was similar to the safety profile previously reported in advanced melanoma. Keytruda is the first anti-PD-1 therapy to demonstrate a survival advantage compared to the standard of care for the first-line treatment of advanced melanoma. The Company anticipates filing an sBLA with the FDA for Keytruda by mid-2015 for the first-line treatment of advanced melanoma based on this data.
The Keytruda clinical development program includes studies in more than 30 cancer types including: bladder, colorectal, gastric, head and neck, melanoma, non-small-cell lung, renal, triple negative breast and hematological malignancies. In addition, the Company has announced a number of collaborations with other pharmaceutical companies to evaluate novel combination regimens with Keytruda.
In April 2015, Merck announced that MK-5172A, grazoprevir/elbasvir, received two Breakthrough Therapy designations from the FDA for the treatment of patients with chronic HCV genotype 4 infection, and for the treatment of chronic HCV genotype 1 infection in patients with end stage renal disease on hemodialysis. Grazoprevir/elbasvir is an investigational, once-daily single tablet regimen consisting of grazoprevir (NS3/4A protease inhibitor) and elbasvir (NS5A replication complex inhibitor). As part of Merck’s broad clinical trials program, MK-5172A is being studied in multiple HCV genotypes and in patients with difficult-to-treat conditions such as HIV/HCV co-infection, advanced chronic kidney disease, inherited blood disorders, cirrhosis and those on opiate substitution therapy. Breakthrough Therapy designation is intended to expedite the development and review of a candidate that is planned for use, alone or in combination, to treat a serious or life-threatening disease or condition when preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. The Company remains on track to file an NDA with the FDA during the first half of 2015 for MK-5172A.
V920 is an investigational rVSV-EBOV (Ebola) vaccine candidate being studied in large scale Phase 2/3 clinical trials currently underway in West Africa. In November 2014, Merck and NewLink Genetics announced an exclusive licensing and collaboration agreement for the investigational Ebola vaccine.
In September 2013, the Company received a CRL from the FDA for the resubmission of the NDA for Bridion. To address the CRL, the Company conducted a new hypersensitivity study and, in October 2014, resubmitted the NDA to the FDA. In April 2015, the Company received a CRL from the FDA for Bridion in which the FDA requested additional sensitivity analysis related to a hypersensitivity study (Protocol 101). The FDA has also indicated that it plans to conduct additional site inspections prior to completion of its review. Merck is evaluating the information provided in the CRL.
MK-8962, corifollitropin alfa injection, is an investigational fertility treatment for controlled ovarian stimulation in women participating in assisted reproductive technology. In July 2014, Merck received a CRL from the FDA for its NDA for corifollitropin alfa injection. Merck has made a decision to discontinue development of corifollitropin alfa injection in the United States for business reasons. Corifollitropin alfa injection is marketed as Elonva in certain markets outside of the United States.
MK-2402, bevenopran, is an oral investigational therapy in development as a potential treatment for opioid induced constipation in patients with chronic, non-cancer pain. Merck acquired bevenopran as a part of its purchase of Cubist. The Company has made the decision not to continue development of this program and is seeking to out-license the asset.

The chart below reflects the Company’s research pipeline as of May 1, 2015. Candidates shown in Phase 3 include specific products and the date such candidate entered into Phase 3 development. Candidates shown in Phase 2 include the most advanced compound with a specific mechanism or, if listed compounds have the same mechanism, they are each currently intended for commercialization in a given therapeutic area. Small molecules and biologics are given MK-number designations and vaccine candidates are given V-number designations. Except as otherwise noted, candidates in Phase 1, additional indications in the same therapeutic area and additional claims, line extensions or formulations for in-line products are not shown.

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
Ebola Vaccine
V920 (March 2015)
Head and Neck Cancer
MK-3475 Keytruda (November 2014)
Hepatitis C
MK-5172A (grazoprevir/elbasvir) (June 2014)
Herpes Zoster
V212 (inactivated VZV vaccine) (December 2010)
HIV
MK-1439 (doravirine) (December 2014)
Non-Small-Cell Lung Cancer
MK-3475 Keytruda (September 2014)(3)
Osteoporosis
MK-0822 (odanacatib) (September 2007)

Complicated Intra-Abdominal Infections (cIAI) & Complicated Urinary Tract Infections (cUTI)
MK-7625A Zerbaxa (EU)
Diabetes Mellitus
MK-3102 (omarigliptin) (Japan)
HPV-Related Cancers
V503 Gardasil 9 (EU)(4)
Melanoma
MK-3475 Keytruda (EU)
Neuromuscular Blockade Reversal
MK-8616 Bridion (U.S.)(5)
Pediatric Hexavalent Combination Vaccine
V419 (U.S./EU)(6)

Footnotes:
(1)  Being developed in a collaboration.
(2)  North American rights only.
(3)  In April 2015, Merck submitted an sBLA to the FDA for Keytruda for the treatment of NSCLC. Under the PDUFA, the FDA has 60 days from submission of the sBLA to determine if the application will be accepted for review.
(4)  In March 2015, the Committee for Medicinal Products for Human Use of the EMA issued a positive opinion on the recommendation for approval; the EU has not yet adopted the opinion.
(5)  In April 2015, Merck received a CRL from the FDA for the resubmission of the NDA for Bridion (MK-8616). The Company is evaluating the information contained in the CRL.
(6)  V419 is being developed in partnership with Sanofi Pasteur and, if approved, will be co-promoted via a U.S. partnership and marketed via the SPMSD joint venture in Europe.

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
On June 30, 2014, AstraZeneca exercised its option to purchase Merck’s interest in KBI for $419 million in cash. Of this amount, $327 million reflects an estimate of the fair value of Merck’s interest in Nexium and Prilosec. This portion of the exercise price, which is subject to a true-up in 2018 based on actual sales from closing in 2014 to June 2018, was deferred and is being recognized over time in Other (income) expense, net as the contingency is eliminated as sales occur. During the first quarter of 2015, $49 million of the deferred revenue was recognized in Other income (expense), net bringing the total deferred revenue recognized through March 31, 2015 to $189 million. The remaining exercise price of $91 million primarily represents a multiple of ten times Merck’s average 1% annual profit allocation in the partnership for the three years prior to exercise. Merck recognized the $91 million as a gain in the second quarter of 2014 within Other (income) expense, net. As a result of AstraZeneca’s option exercise, the Company’s remaining interest in AZLP was redeemed. Accordingly, the Company also recognized a non-cash gain of approximately $650 million in the second quarter of 2014 within Other (income) expense, net resulting from the retirement of $2.4 billion of KBI preferred stock (see Note 10 to the interim consolidated financial statements), the elimination of the Company’s $1.4 billion investment in AZLP and a $340 million reduction of goodwill. This transaction resulted in a net tax benefit of $517 million in the second quarter of 2014 primarily reflecting the reversal of deferred taxes on the AZLP investment balance.
As a result of AstraZeneca exercising its option, as of July 1, 2014, the Company no longer records equity income from AZLP and supply sales to AZLP have terminated.
Sanofi Pasteur MSD
In 1994, Merck and Pasteur Mérieux Connaught (now Sanofi Pasteur S.A.) established an equally-owned joint venture to market vaccines in Europe and to collaborate in the development of combination vaccines for distribution in Europe. Total vaccine sales reported by SPMSD were $162 million and $217 million in the first quarter of 2015 and 2014, respectively. SPMSD sales of Gardasil were $39 million and $64 million for the first quarter of 2015 and 2014, respectively. The Company records the results from its interest in SPMSD and other equity method affiliates in Other (income) expense, net.

Simcere MSD Shanghai Pharmaceutical Co., Ltd.
In March 2015, Merck and Simcere Pharmaceutical Group (“Simcere”) executed a restructuring agreement in which Merck agreed to transfer its 51% ownership interest in the Simcere MSD Shanghai Pharmaceutical Co., Ltd. joint venture to Simcere. As a result, Merck deconsolidated the joint venture and recorded a net loss of $4 million in Other (income) expense, net in the first quarter of 2015.
Liquidity and Capital Resources

($ in millions)	March 31, 2015	December 31, 2014
Cash and investments	$28,693	$29,234
Working capital	12,485	14,407
Total debt to total liabilities and equity	27.9%	21.8%
Cash provided by operating activities was $2.3 billion in the first three months of 2015 compared with $2.4 billion in the first three months of 2014. Cash provided by operating activities in the first three months of 2014 includes $232 million received in connection with the sale of the U.S. marketing rights to Saphris. Cash provided by operating activities continues to be the Company’s primary source of funds to finance operating needs, capital expenditures, a portion of treasury stock purchases and dividends paid to shareholders.
Cash used in investing activities was $6.6 billion in the first three months of 2015 compared with $3.8 billion in the first three months of 2014 primarily reflecting cash used for the acquisition of Cubist in 2015 (see Note 3 to the interim consolidated financial statements) and cash received in 2014 for the dispositions of businesses, partially offset by higher proceeds from the sales of securities and other investments and lower purchases of securities and other investments. Cash provided by financing activities was $5.2 billion in the first three months of 2015 compared with $1.6 billion in the first three months of 2014 driven primarily by higher proceeds from the issuance of debt, partially offset by higher payments on debt, a decrease in short-term borrowings and lower proceeds from the exercise of stock options.
At March 31, 2015, the total of worldwide cash and investments was $28.7 billion, including $15.6 billion of cash, cash equivalents and short-term investments and $13.1 billion of long-term investments. Generally 80%-90% of these cash and investments are held by foreign subsidiaries and would be subject to significant tax payments if such cash and investments were repatriated in the form of dividends. The Company records U.S. deferred tax liabilities for certain unremitted earnings, but when amounts earned overseas are expected to be indefinitely reinvested outside of the United States, no accrual for U.S. taxes is provided. The amount of cash and investments held by U.S. and foreign subsidiaries fluctuates due to a variety of factors including the timing and receipt of payments in the normal course of business. Cash provided by operating activities in the United States continues to be the Company’s primary source of funds to finance domestic operating needs, capital expenditures, a portion of treasury stock purchases and dividends paid to shareholders.
Capital expenditures totaled $203 million and $205 million for the first three months of 2015 and 2014, respectively.
Dividends paid to stockholders were $1.3 billion for both the first three months of 2015 and 2014. In February 2015, the Board of Directors declared a quarterly dividend of $0.45 per share on the Company’s common stock that was paid in April 2015.
In March 2015, Merck’s board of directors authorized additional purchases of up to $10 billion of Merck’s common stock for its treasury. The treasury stock purchase has no time limit and will be made over time in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions. During the first three months of 2015, the Company purchased $1.0 billion (17 million shares) for its treasury. As of March 31, 2015, the Company’s share repurchase authorization was $11.7 billion, which includes approximately $1.7 billion in authorized repurchases remaining under a program previously announced in March 2013.
In February 2015, Merck issued $8.0 billion aggregate principal amount of senior unsecured notes consisting of $300 million principal amount of floating rate notes due 2017, $700 million principal amount of floating rate notes due 2020, $1.25 billion principal amount of 1.85% notes due 2020, $1.25 billion aggregate principal amount of 2.35% notes due 2022, $2.5 billion aggregate principal amount of 2.75% notes due 2025 and $2.0 billion aggregate principal amount of 3.70% notes due 2045. The Company used a portion of the net proceeds of the offering of $7.9 billion to repay commercial paper issued to substantially finance the Company’s acquisition of Cubist. Any remaining net proceeds were used for general corporate purposes, including for repurchases of the Company’s common stock, and the repayment of outstanding commercial paper borrowings and debt maturities.
Also in February 2015, the Company redeemed $1.9 billion of legacy Cubist debt acquired in the acquisition (see Note 3 to the interim consolidated financial statements).
The Company has a $6.0 billion, five-year credit facility that matures in August 2019. The facility provides backup liquidity for the Company’s commercial paper borrowing facility and is to be used for general corporate purposes. The Company has not drawn funding from this facility.
Critical Accounting Policies
The Company’s significant accounting policies, which include management’s best estimates and judgments, are included in Note 2 to the consolidated financial statements for the year ended December 31, 2014 included in Merck’s Form 10-K filed on February 27, 2015. Certain of these accounting policies are considered critical as disclosed in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Merck’s Form 10-K because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates. There have been no significant changes in the Company’s critical accounting policies since December 31, 2014.
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
Item 4. Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures over financial reporting for the period covered by this Form 10–Q. Based on this assessment, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2015, the Company’s disclosure controls and procedures are effective.

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

The Company does not assume the obligation to update any forward-looking statement. One should carefully evaluate such statements in light of factors, including risk factors, described in the Company’s filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q and 8-K. In Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10‑K for the year ended December 31, 2014, as filed on February 27, 2015, the Company discusses in more detail various important risk factors that could cause actual results to differ from expected or historic results. The Company notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties.
PART II - Other Information
Item 1. Legal Proceedings
The information called for by this Item is incorporated herein by reference to Note 9 included in Part I, Item 1, Financial Statements (unaudited) — Notes to Consolidated Financial Statements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities for the three months ended March 31, 2015 were as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

			($ in millions)
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
January 1 - January 31	4,671,100	$60.68	$2,392
February 1 - February 28	5,381,525	$59.25	$2,073
March 1 - March 31	7,168,219	$57.58	$11,660
Total	17,220,844	$58.94	$11,660

(1)
All shares purchased during the period were made as part of a plan approved by the Board of Directors in May 2013 to purchase up to $15 billion in Merck shares. In March 2015, the Board of Directors authorized additional purchases of up to $10 billion of Merck’s common stock for its treasury.

Item 6. Exhibits

Number		Description

3.1	—	Restated Certificate of Incorporation of Merck & Co., Inc. (November 3, 2009) – Incorporated by reference to Current Report on Form 8-K filed on November 4, 2009 (No. 1-6571)

3.2	—	By-Laws of Merck & Co., Inc. (effective February 25, 2014) – Incorporated by reference to Annual Report on Form 10-K filed on February 27, 2014 (No. 1-6571)

31.1	—	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer

31.2	—	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer

32.1	—	Section 1350 Certification of Chief Executive Officer

32.2	—	Section 1350 Certification of Chief Financial Officer

101	—
The following materials from Merck & Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Interim Consolidated Statement of Income, (ii) the Interim Consolidated Statement of Comprehensive Income, (iii) the Interim Consolidated Balance Sheet, (iv) the Consolidated Statement of Cash Flows, and (v) Notes to the Interim Consolidated Financial Statements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCK & CO., INC.

Date: May 7, 2015	/s/ Bruce N. Kuhlik
BRUCE N. KUHLIK
Executive Vice President and General Counsel

Date: May 7, 2015	/s/ Rita A. Karachun
RITA A. KARACHUN
Senior Vice President Finance - Global Controller

EXHIBIT INDEX

Number		Description

3.1	—	Restated Certificate of Incorporation of Merck & Co., Inc. (November 3, 2009) – Incorporated by reference to Current Report on Form 8-K filed on November 4, 2009 (No. 1-6571)

3.2	—	By-Laws of Merck & Co., Inc. (effective February 25, 2014) – Incorporated by reference to Annual Report on Form 10-K filed on February 27, 2014 (No. 1-6571)

31.1	—	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer

31.2	—	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer

32.1	—	Section 1350 Certification of Chief Executive Officer

32.2	—	Section 1350 Certification of Chief Financial Officer

101	—
The following materials from Merck & Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Interim Consolidated Statement of Income, (ii) the Interim Consolidated Statement of Comprehensive Income, (iii) the Interim Consolidated Balance Sheet, (iv) the Interim Consolidated Statement of Cash Flows, and (v)  Notes to the Interim Consolidated Financial Statements.