Form 10-Q
period 2015-06-30
Merck & Co., Inc.
filed 2015-08-06
CIK 310158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______
Commission File No. 1-6571
Merck & Co., Inc.
2000 Galloping Hill Road
Kenilworth, N.J. 07033
(908) 740-4000

Incorporated in New Jersey	I.R.S. Employer
Identification No. 22-1918501
The number of shares of common stock outstanding as of the close of business on July 31, 2015: 2,816,635,020
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Part I - Financial Information
Item 1. Financial Statements
MERCK & CO., INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF INCOME
(Unaudited, $ in millions except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Sales	$9,785	$10,934	$19,210	$21,198
Costs, Expenses and Other
Materials and production	3,754	4,893	7,323	8,796
Marketing and administrative	2,624	2,973	5,226	5,707
Research and development	1,670	1,664	3,407	3,238
Restructuring costs	191	163	273	288
Other (income) expense, net	739	(650)	793	(813)
	8,978	9,043	17,022	17,216
Income Before Taxes	807	1,891	2,188	3,982
Income Tax Provision (Benefit)	119	(142)	542	218
Net Income	688	2,033	1,646	3,764
Less: Net Income Attributable to Noncontrolling Interests	1	29	7	55
Net Income Attributable to Merck & Co., Inc.	$687	$2,004	$1,639	$3,709
Basic Earnings per Common Share Attributable to Merck & Co., Inc. Common Shareholders	$0.24	$0.69	$0.58	$1.27
Earnings per Common Share Assuming Dilution Attributable to Merck & Co., Inc. Common Shareholders	$0.24	$0.68	$0.57	$1.25
Dividends Declared per Common Share	$0.45	$0.44	$0.90	$0.88

MERCK & CO., INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited, $ in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Income Attributable to Merck & Co., Inc.	$687	$2,004	$1,639	$3,709
Other Comprehensive Income (Loss) Net of Taxes:
Net unrealized (loss) gain on derivatives, net of reclassifications	(176)	(39)	76	(105)
Net unrealized (loss) gain on investments, net of reclassifications	(14)	64	32	62
Benefit plan net gain (loss) and prior service credit (cost), net of amortization	42	(331)	77	(332)
Cumulative translation adjustment	(17)	41	(194)	128
	(165)	(265)	(9)	(247)
Comprehensive Income Attributable to Merck & Co., Inc.	$522	$1,739	$1,630	$3,462
 The accompanying notes are an integral part of these consolidated financial statements.

MERCK & CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited, $ in millions except per share amounts)

	June 30, 2015	December 31, 2014
Assets
Current Assets
Cash and cash equivalents	$6,922	$7,441
Short-term investments	4,448	8,278
Accounts receivable (net of allowance for doubtful accounts of $149 in 2015 and $153 in 2014) (excludes accounts receivable of $50 in 2015 and $80 in 2014 classified in Other assets - see Note 4)	6,510	6,626
Inventories (excludes inventories of $1,724 in 2015 and $1,664 in 2014 classified in Other assets - see Note 5)	5,306	5,571
Deferred income taxes and other current assets	5,133	5,257
Total current assets	28,319	33,173
Investments	13,333	13,515
Property, Plant and Equipment, at cost, net of accumulated depreciation of $16,306 in 2015 and $18,004 in 2014	12,630	13,136
Goodwill	17,707	12,992
Other Intangibles, Net	24,750	20,386
Other Assets	5,843	5,133
	$102,582	$98,335
Liabilities and Equity
Current Liabilities
Loans payable and current portion of long-term debt	$2,483	$2,704
Trade accounts payable	2,335	2,625
Accrued and other current liabilities	9,517	10,523
Income taxes payable	1,878	1,606
Dividends payable	1,295	1,308
Total current liabilities	17,508	18,766
Long-Term Debt	24,069	18,699
Deferred Income Taxes	6,454	4,266
Other Noncurrent Liabilities	7,913	7,813
Merck & Co., Inc. Stockholders’ Equity
Common stock, $0.50 par value Authorized - 6,500,000,000 shares Issued - 3,577,103,522 shares in 2015 and 2014	1,788	1,788
Other paid-in capital	40,114	40,423
Retained earnings	45,103	46,021
Accumulated other comprehensive loss	(4,332)	(4,323)
	82,673	83,909
Less treasury stock, at cost: 753,147,765 shares in 2015 and 738,963,326 shares in 2014	36,225	35,262
Total Merck & Co., Inc. stockholders’ equity	46,448	48,647
Noncontrolling Interests	190	144
Total equity	46,638	48,791
	$102,582	$98,335
The accompanying notes are an integral part of this consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, $ in millions)

	Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities
Net income	$1,646	$3,764
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,245	3,507
Intangible asset impairment charges	73	660
Foreign exchange losses related to Venezuela	715	—
Gain on AstraZeneca option exercise	—	(741)
Equity income from affiliates	(147)	(217)
Dividends and distributions from equity affiliates	7	125
Deferred income taxes	(383)	(1,246)
Share-based compensation	146	134
Other	577	(192)
Net changes in assets and liabilities	(1,010)	(1,118)
Net Cash Provided by Operating Activities	4,869	4,676
Cash Flows from Investing Activities
Capital expenditures	(474)	(507)
Purchases of securities and other investments	(8,621)	(12,380)
Proceeds from sales of securities and other investments	12,628	8,102
Acquisition of Cubist Pharmaceuticals, Inc., net of cash acquired	(7,598)	—
Dispositions of businesses, net of cash divested	25	558
Proceeds from AstraZeneca option exercise	—	419
Other	(40)	(48)
Net Cash Used in Investing Activities	(4,080)	(3,856)
Cash Flows from Financing Activities
Net change in short-term borrowings	(1,529)	(1,886)
Proceeds from issuance of debt	7,940	1
Payments on debt	(2,905)	(5)
Purchases of treasury stock	(1,724)	(3,413)
Dividends paid to stockholders	(2,582)	(2,629)
Proceeds from exercise of stock options	377	1,134
Other	93	49
Net Cash Used in Financing Activities	(330)	(6,749)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(978)	51
Net Decrease in Cash and Cash Equivalents	(519)	(5,878)
Cash and Cash Equivalents at Beginning of Year	7,441	15,621
Cash and Cash Equivalents at End of Period	$6,922	$9,743
The accompanying notes are an integral part of this consolidated financial statement.

Notes to Interim Consolidated Financial Statements (unaudited)

1.	Basis of Presentation
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
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued amended accounting guidance on revenue recognition that will be applied to all contracts with customers. The objective of the new guidance is to improve comparability of revenue recognition practices across entities and to provide more useful information to users of financial statements through improved disclosure requirements. In July 2015, the FASB voted to approve a one-year deferral of the effective date which will make this guidance effective for annual and interim periods beginning in 2018. Reporting entities may choose to adopt the standard as of the original effective date. The Company is currently assessing the impact of adoption on its consolidated financial statements.

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
The Company recorded total pretax costs of $159 million and $229 million in the second quarter of 2015 and 2014, respectively, and $217 million and $389 million in the first six months of 2015 and 2014, respectively, related to this restructuring program. Since inception of the 2013 Restructuring Program through June 30, 2015, Merck has recorded total pretax accumulated costs of approximately $2.7 billion and eliminated approximately 7,290 positions comprised of employee separations, as well as the elimination of contractors and vacant positions. The actions under the 2013 Restructuring Program are expected to be substantially completed by the end of 2015 with the cumulative pretax costs estimated to be approximately $3.0 billion. The Company estimates that approximately two-thirds of the cumulative pretax costs will result in cash outlays, primarily related to employee separation expense. Approximately one-third of the cumulative pretax costs are non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested.
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
The Company recorded total pretax costs of $169 million and $192 million in the second quarter of 2015 and 2014, respectively, and $336 million and $358 million in the first six months of 2015 and 2014, respectively, related to this restructuring program. Since inception of the Merger Restructuring Program through June 30, 2015, Merck has recorded total pretax accumulated costs of approximately $8.2 billion and eliminated approximately 29,160 positions comprised of employee separations, as well as the elimination of contractors and vacant positions. Approximately 2,585 position eliminations remain pending under this program as of June 30, 2015. The non-manufacturing related restructuring actions under the Merger Restructuring Program were substantially completed by the end of 2013. The remaining actions under this program primarily relate to ongoing manufacturing facility rationalizations, which are expected to be substantially completed by the end of 2016. The Company expects the estimated total cumulative pretax costs for this program to be approximately $8.5 billion. The Company estimates that approximately two-thirds of the cumulative pretax costs relate to cash outlays, primarily related to employee separation expense. Approximately one-

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

third of the cumulative pretax costs are non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested.
For segment reporting, restructuring charges are unallocated expenses.
The following tables summarize the charges related to restructuring program activities by type of cost:

	Three Months Ended June 30, 2015				Six Months Ended June 30, 2015
($ in millions)	Separation Costs	Accelerated Depreciation	Other	Total	Separation Costs	Accelerated Depreciation	Other	Total
2013 Restructuring Program
Materials and production	$—	$13	$10	$23	$—	$14	$14	$28
Marketing and administrative	—	12	3	15	—	44	5	49
Research and development	—	16	(1)	15	—	16	1	17
Restructuring costs	49	—	57	106	69	—	54	123
	49	41	69	159	69	74	74	217
Merger Restructuring Program
Materials and production	—	4	78	82	—	16	166	182
Marketing and administrative	—	2	—	2	—	4	—	4
Research and development	—	—	—	—	—	—	—	—
Restructuring costs	10	—	75	85	19	—	131	150
	10	6	153	169	19	20	297	336
	$59	$47	$222	$328	$88	$94	$371	$553

	Three Months Ended June 30, 2014				Six Months Ended June 30, 2014
($ in millions)	Separation Costs	Accelerated Depreciation	Other	Total	Separation Costs	Accelerated Depreciation	Other	Total
2013 Restructuring Program
Materials and production	$—	$103	$11	$114	$—	$184	$17	$201
Marketing and administrative	—	28	—	28	—	47	—	47
Research and development	—	44	1	45	—	85	8	93
Restructuring costs	52	—	(10)	42	77	—	(29)	48
	52	175	2	229	77	316	(4)	389
Merger Restructuring Program
Materials and production	—	84	(27)	57	—	152	(63)	89
Marketing and administrative	—	13	3	16	—	25	3	28
Research and development	—	(2)	—	(2)	—	—	1	1
Restructuring costs	70	—	51	121	99	—	141	240
	70	95	27	192	99	177	82	358
	$122	$270	$29	$421	$176	$493	$78	$747
Separation costs are associated with actual headcount reductions, as well as those headcount reductions which were probable and could be reasonably estimated. In the second quarter of 2015 and 2014, approximately 460 positions and 1,375 positions, respectively, and in the first six months of 2015 and 2014, approximately 1,195 positions and 2,595 positions, respectively, were eliminated under the 2013 Restructuring Program. In the second quarter of 2015 and 2014, approximately 400 positions and 430 positions, respectively, and in the first six months of 2015 and 2014, approximately 755 positions and 790 positions, respectively, were eliminated under the Merger Restructuring Program. These position eliminations were comprised of actual headcount reductions and the elimination of contractors and vacant positions.
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
The following table summarizes the charges and spending relating to restructuring activities by program for the six months ended June 30, 2015:

($ in millions)	Separation Costs	Accelerated Depreciation	Other	Total
2013 Restructuring Program
Restructuring reserves January 1, 2015	$495	$—	$14	$509
Expense	69	74	74	217
(Payments) receipts, net	(259)	—	(78)	(337)
Non-cash activity	—	(74)	—	(74)
Restructuring reserves June 30, 2015 (1)	$305	$—	$10	$315
Merger Restructuring Program
Restructuring reserves January 1, 2015	$536	$—	$6	$542
Expense	19	20	297	336
(Payments) receipts, net	(145)	—	(118)	(263)
Non-cash activity	—	(20)	(160)	(180)
Restructuring reserves June 30, 2015 (1)	$410	$—	$25	$435

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
Acquisition of Cubist Pharmaceuticals, Inc.
In January 2015, Merck acquired Cubist, a leader in the development of therapies to treat serious infections caused by a broad range of bacteria. The acquisition complements Merck’s existing hospital acute care business, which is a key priority area for the Company. Total consideration transferred of $8.3 billion includes cash paid for outstanding Cubist shares of $7.8 billion, as well as share-based compensation payments to settle equity awards attributable to precombination service and cash paid for transaction costs on behalf of Cubist. Share-based compensation payments to settle non-vested equity awards attributable to postcombination service were recognized as transaction expense in 2015. In addition, the Company assumed all of the outstanding convertible debt of Cubist, which had a fair value of approximately $1.9 billion at the acquisition date. Merck redeemed this debt in February 2015. The transaction was accounted for as an acquisition of a business; accordingly, the assets acquired and liabilities assumed were recorded at their respective fair values as of the acquisition date.

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

A preliminary allocation of the fair value of assets acquired and liabilities assumed from Cubist was made as of the acquisition date. During the second quarter of 2015, the Company adjusted the preliminary values assigned to certain assets and liabilities in order to reflect additional information obtained since the preliminary allocation that pertained to facts and circumstances that existed as of the acquisition date. These measurement period adjustments have been reflected in the opening balance sheet; however, since the adjustments did not have a significant impact on the Company’s consolidated statements of income or cash flows in any period, the interim financial statements were not retrospectively adjusted. The revised allocation is as follows:

($ millions)
Cash and cash equivalents	$733
Accounts receivable	123
Inventories	216
Other current assets	59
Property, plant and equipment	151
Identifiable intangible assets:
Products and product rights (11 year weighted-average useful life)	6,923
In-process research and development (“IPR&D”)	50
Other noncurrent assets	186
Current liabilities (1)	(216)
Deferred income tax liabilities	(2,495)
Long-term debt	(1,900)
Other noncurrent liabilities (1)	(122)
Total identifiable net assets	3,708
Goodwill (2)	4,623
Consideration transferred	$8,331

(1)	Included in current liabilities and other noncurrent liabilities is contingent consideration of $73 million and $50 million, respectively.

(2)
The goodwill recognized is largely attributable to anticipated synergies expected to arise after the acquisition and was allocated to the Pharmaceutical segment. The goodwill is not deductible for tax purposes.

The estimated fair values of identifiable intangible assets related to currently marketed products were determined using an “income approach” through which fair value is estimated based on market participant expectations of each asset’s discounted projected net cash flows. The Company’s estimates of projected net cash flows considered historical and projected pricing, margins and expense levels; the performance of competing products where applicable; relevant industry and therapeutic area growth drivers and factors; current and expected trends in technology and product life cycles; the extent and timing of potential new product introductions by the Company’s competitors; and the life of each asset’s underlying patent. The net cash flows were then probability-adjusted where appropriate to consider the uncertainties associated with the underlying assumptions, as well as the risk profile of the net cash flows utilized in the valuation. The probability-adjusted future net cash flows of each product were then discounted to present value utilizing a discount rate of 8%. Actual cash flows are likely to be different than those assumed. The most significant intangible assets relate to Zerbaxa (ceftolozane and tazobactam), Cubicin (daptomycin for injection) and Sivextro (tedizolid phosphate).
The Company recorded the fair value of incomplete research project surotomycin (MK-4261) which, at the time of acquisition, had not reached technological feasibility and had no alternative future use. The amount was capitalized and accounted for as an indefinite-lived intangible asset, subject to impairment testing until completion or abandonment of the project. The fair value of surotomycin was determined by using an income approach, through which fair value is estimated based on the asset’s probability-adjusted future net cash flows, which reflects the stage of development of the project and the associated probability of successful completion. The net cash flows were then discounted to present value using a discount rate of 9%. During the second quarter of 2015, the Company received unfavorable efficacy data from a clinical trial for surotomycin. The evaluation of this data, combined with an assessment of the commercial opportunity of surotomycin, resulted in an IPR&D impairment charge (see Note 6).
In connection with the Cubist acquisition, liabilities were recorded for the potential for future consideration that is contingent upon the achievement of future sales-based milestones. The fair value of contingent consideration liabilities was determined at the acquisition date using unobservable inputs. These inputs include the estimated amount and timing of projected cash flows, the probability of success (achievement of the contingent event) and a risk-adjusted discount rate of 8% used to present value the probability-weighted cash flows. Changes in the inputs could result in a different fair value measurement.
This transaction closed on January 21, 2015; accordingly, the results of operations of the acquired business have been included in the Company’s results of operations beginning after that date. Cubist contributed sales of $329 million and $537 million in the second quarter and first six months of 2015. The Company is no longer able to provide the results of operations attributable to Cubist during the period as the operations of Cubist have been largely integrated. During the first six months of 2015, the Company incurred $324 million of transaction costs directly related to the acquisition of Cubist including share-based compensation

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

costs, severance costs and legal and advisory fees which are reflected in Marketing and administrative expenses. Of this amount, $98 million was recorded in the second quarter of 2015, but should have been recorded in the period the acquisition closed.
The following unaudited supplemental pro forma data presents consolidated information as if the acquisition of Cubist had been completed on January 1, 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
Sales	$9,785	$11,228	$19,296	$21,754
Net income attributable to Merck & Co., Inc.	764	1,787	1,811	3,086
Basic earnings per common share attributable to Merck & Co., Inc. common shareholders	0.27	0.61	0.64	1.05
Earnings per common share assuming dilution attributable to Merck & Co., Inc. common shareholders	0.27	0.61	0.63	1.04
The unaudited supplemental pro forma data reflects the historical information of Merck and Cubist adjusted to include additional amortization expense based on the fair value of assets acquired, additional interest expense that would have been incurred on borrowings used to fund the acquisition, transaction costs associated with the acquisition, and the related tax effects of these adjustments. The pro forma data should not be considered indicative of the results that would have occurred if the acquisition had been consummated on January 1, 2014, nor are they indicative of future results.
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
In May 2014, Merck entered into an agreement to sell certain ophthalmic products to Santen Pharmaceutical Co., Ltd. (“Santen”) in Japan and markets in Europe and Asia Pacific. The ophthalmic products included in the agreement are Cosopt (dorzolamide hydrochloride-timolol maleate ophthalmic solution), Cosopt PF (dorzolamide hydrochloride-timolol maleate ophthalmic solution) 2%/0.5%, Trusopt (dorzolamide hydrochloride ophthalmic solution) sterile ophthalmic solution 2%, Trusopt PF (dorzolamide hydrochloride ophthalmic solution) preservative-free, Timoptic (timolol maleate ophthalmic solution), Timoptic PF (timolol maleate preservative free ophthalmic solution in unit dose dispenser), Timoptic XE (timolol maleate ophthalmic gel forming solution), Saflutan (tafluprost) and Taptiqom (tafluprost-timolol maleate ophthalmic solution, in development). The agreement provides that Santen make upfront payments and additional payments based on defined sales milestones. Santen will also purchase supply of ophthalmology products covered by the agreement for a two- to five-year period. Upon closing of the transaction in most markets on July 1, 2014, the Company received $515 million of upfront payments from Santen, net of certain adjustments, and an additional $50 million upon closing of the remaining markets on October 1, 2014. Merck recognized gains of $480 million on the transactions in the second half of 2014 included in Other (income) expense, net.
In August 2014, Merck completed the acquisition of Idenix Pharmaceuticals, Inc. (“Idenix”) for approximately $3.9 billion in cash ($3.7 billion net of cash acquired). Idenix was a biopharmaceutical company engaged in the discovery and development of medicines for the treatment of human viral diseases, whose primary focus was on the development of next-generation oral antiviral therapeutics to treat hepatitis C virus (“HCV”) infection. The transaction was accounted for as an acquisition of a business; accordingly, the assets acquired and liabilities assumed were recorded at their respective fair values as of the acquisition date. The determination of fair value requires management to make significant estimates and assumptions. Merck

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

recognized an intangible asset for IPR&D of $3.2 billion related to MK-3682 (formerly IDX21437), net deferred tax liabilities of $951 million and other net assets and liabilities of approximately $12 million. MK-3682 is a nucleotide prodrug in Phase 2 clinical development being evaluated for potential inclusion in the development of all oral, pan-genotypic fixed-dose combination regimens. The excess of the consideration transferred over the fair value of net assets acquired of $1.5 billion was recorded as goodwill that was allocated to the Pharmaceutical segment and is not deductible for tax purposes. The fair value of the identifiable intangible asset related to IPR&D was determined using an income approach, through which fair value is estimated based upon the asset’s probability-adjusted future net cash flows, which reflects the stage of development of the project and the associated probability of successful completion. The net cash flows were then discounted to present value using a discount rate of 11.5%. Actual cash flows are likely to be different than those assumed. This transaction closed on August 5, 2014; accordingly, the results of operations of the acquired business have been included in the Company’s results of operations beginning after that date. Pro forma financial information has not been included because Idenix’s historical financial results are not significant when compared with the Company’s financial results.
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
In January 2014, Merck sold the U.S. marketing rights to Saphris (asenapine), an antipsychotic indicated for the treatment of schizophrenia and bipolar I disorder in adults to Forest Laboratories, Inc. (“Forest”). Under the terms of the agreement, Forest made upfront payments of $232 million, which were recorded in Sales in the first six months of 2014, and will make additional payments to Merck based on defined sales milestones. In addition, as part of this transaction, Merck agreed to supply product to Forest (subsequently acquired by Allergan plc) until patent expiry.
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

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

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
Foreign exchange risk is also managed through the use of foreign currency debt. The Company’s senior unsecured euro-denominated notes have been designated as, and are effective as, economic hedges of the net investment in a foreign operation. Accordingly, foreign currency transaction gains or losses due to spot rate fluctuations on the euro-denominated debt instruments are included in foreign currency translation adjustment within OCI. Included in the cumulative translation adjustment are pretax gains of $247 million and $34 million for the first six months of 2015 and 2014, respectively, from the euro-denominated notes.
Interest Rate Risk Management
The Company may use interest rate swap contracts on certain investing and borrowing transactions to manage its net exposure to interest rate changes and to reduce its overall cost of borrowing. The Company does not use leveraged swaps and, in general, does not leverage any of its investment activities that would put principal capital at risk.
At June 30, 2015, the Company was a party to 30 pay-floating, receive-fixed interest rate swap contracts designated as fair value hedges of fixed-rate notes in which the notional amounts match the amount of the hedged fixed-rate notes as detailed in the table below.

	June 30, 2015
Debt Instrument	Par Value of Debt	Number of Interest Rate Swaps Held	Total Swap Notional Amount
0.70% notes due 2016	$1,000	4	$1,000
1.30% notes due 2018	1,000	4	1,000
5.00% notes due 2019	1,250	3	550
1.85% notes due 2020	1,250	5	1,250
3.875% notes due 2021	1,150	5	1,150
2.40% notes due 2022	1,000	4	1,000
2.35% notes due 2022	1,250	5	1,250
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

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

Presented in the table below is the fair value of derivatives on a gross basis segregated between those derivatives that are designated as hedging instruments and those that are not designated as hedging instruments:

		June 30, 2015			December 31, 2014
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S. Dollar Notional
($ in millions)	Balance Sheet Caption	Asset	Liability		Asset	Liability
Derivatives Designated as Hedging Instruments
Interest rate swap contracts (current)	Deferred income taxes and other current assets	$1	$—	$1,000	$—	$—	$—
Interest rate swap contracts (non-current)	Other assets	20	—	1,950	19	—	1,950
Interest rate swap contracts (non-current)	Other noncurrent liabilities	—	48	4,250	—	15	2,000
Foreign exchange contracts (current)	Deferred income taxes and other current assets	836	—	5,540	772	—	5,513
Foreign exchange contracts (non-current)	Other assets	638	—	5,470	691	—	6,253
Foreign exchange contracts (current)	Accrued and other current liabilities	—	1	84	—	—	—
		$1,495	$49	$18,294	$1,482	$15	$15,716
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts (current)	Deferred income taxes and other current assets	$132	$—	$4,159	$365	$—	$6,966
Foreign exchange contracts (current)	Accrued and other current liabilities	—	96	4,406	—	88	3,386
		$132	$96	$8,565	$365	$88	$10,352
		$1,627	$145	$26,859	$1,847	$103	$26,068
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

	June 30, 2015		December 31, 2014
($ in millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the consolidated balance sheet	$1,627	$145	$1,847	$103
Gross amount subject to offset in master netting arrangements not offset in the consolidated balance sheet	(116)	(116)	(97)	(97)
Cash collateral (received) posted	(1,214)	—	(1,410)	—
Net amounts	$297	$29	$340	$6

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

The table below provides information on the location and pretax gain or loss amounts for derivatives that are: (i) designated in a fair value hedging relationship, (ii) designated in a foreign currency cash flow hedging relationship, (iii) designated in a foreign currency net investment hedging relationship and (iv) not designated in a hedging relationship:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
Derivatives designated in a fair value hedging relationship
Interest rate swap contracts
Amount of loss (gain) recognized in Other (income) expense, net on derivatives (1)	$57	$(17)	$32	$(21)
Amount of (gain) loss recognized in Other (income) expense, net on hedged item (1)	(56)	16	(34)	20
Derivatives designated in foreign currency cash flow hedging relationships
Foreign exchange contracts
Amount of gain reclassified from AOCI to Sales	(191)	(4)	(358)	(2)
Amount of loss (gain) recognized in OCI on derivatives	84	55	(481)	157
Derivatives designated in foreign currency net investment hedging relationships
Foreign exchange contracts
Amount of gain recognized in Other (income) expense, net on derivatives (2)	(2)	(1)	(3)	(3)
Amount of (gain) loss recognized in OCI on derivatives	(26)	7	(18)	50
Derivatives not designated in a hedging relationship
Foreign exchange contracts
Amount of loss (gain) recognized in Other (income) expense, net on derivatives (3)	43	59	(205)	(23)
Amount of gain recognized in Sales	—	—	(1)	—
(1) There was $1 million and $2 million of ineffectiveness on the hedge during the second quarter and first six months of 2015.
(2) There was no ineffectiveness on the hedge. Represents the amount excluded from hedge effectiveness testing.
(3) These derivative contracts mitigate changes in the value of remeasured foreign currency denominated monetary assets and liabilities attributable to changes in foreign currency exchange rates.
At June 30, 2015, the Company estimates $584 million of pretax net unrealized gains on derivatives maturing within the next 12 months that hedge foreign currency denominated sales over that same period will be reclassified from AOCI to Sales. The amount ultimately reclassified to Sales may differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity.

Investments in Debt and Equity Securities
Information on available-for-sale investments is as follows:

	June 30, 2015				December 31, 2014
	Fair Value	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized
($ in millions)			Gains	Losses			Gains	Losses
Corporate notes and bonds	$10,630	$10,616	$26	$(12)	$10,107	$10,102	$22	$(17)
Commercial paper	2,653	2,653	—	—	6,970	6,970	—	—
U.S. government and agency securities	1,616	1,614	3	(1)	1,774	1,775	1	(2)
Asset-backed securities	1,344	1,343	2	(1)	1,460	1,462	1	(3)
Mortgage-backed securities	728	725	5	(2)	602	604	2	(4)
Foreign government bonds	376	375	1	—	385	385	—	—
Equity securities	641	455	186	—	730	557	173	—
	$17,988	$17,781	$223	$(16)	$22,028	$21,855	$199	$(26)
Available-for-sale debt securities included in Short-term investments totaled $4.3 billion at June 30, 2015. Of the remaining debt securities, $12.1 billion mature within five years. At June 30, 2015 and December 31, 2014, there were no debt securities pledged as collateral.
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

	Fair Value Measurements Using				Fair Value Measurements Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
($ in millions)	June 30, 2015				December 31, 2014
Assets
Investments
Corporate notes and bonds	$—	$10,630	$—	$10,630	$—	$10,107	$—	$10,107
Commercial paper	—	2,653	—	2,653	—	6,970	—	6,970
U.S. government and agency securities	—	1,616	—	1,616	—	1,774	—	1,774
Asset-backed securities (1)	—	1,344	—	1,344	—	1,460	—	1,460
Mortgage-backed securities (1)	—	728	—	728	—	602	—	602
Foreign government bonds	—	376	—	376	—	385	—	385
Equity securities	434	—	—	434	495	—	—	495
	434	17,347	—	17,781	495	21,298	—	21,793
Other assets
Securities held for employee compensation	185	22	—	207	181	54	—	235
Derivative assets (2)
Purchased currency options	—	1,340	—	1,340	—	1,252	—	1,252
Forward exchange contracts	—	266	—	266	—	576	—	576
Interest rate swaps	—	21	—	21	—	19	—	19
	—	1,627	—	1,627	—	1,847	—	1,847
Total assets	$619	$18,996	$—	$19,615	$676	$23,199	$—	$23,875
Liabilities
Other liabilities
Contingent consideration	$—	$—	$577	$577	$—	$—	$428	$428
Derivative liabilities (2)
Forward exchange contracts	—	97	—	97	—	46	—	46
Written currency options	—	—	—	—	—	42	—	42
Interest rate swaps	—	48	—	48	—	15	—	15
	—	145	—	145	—	103	—	103
Total liabilities	$—	$145	$577	$722	$—	$103	$428	$531

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
There were no transfers between Level 1 and Level 2 during the first six months of 2015. As of June 30, 2015, Cash and cash equivalents of $6.9 billion included $5.9 billion of cash equivalents (considered Level 2 in the fair value hierarchy).

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

Contingent Consideration
Summarized information about the changes in liabilities for contingent consideration is as follows:

	Six Months Ended June 30,
($ in millions)	2015	2014
Fair value January 1	$428	$69
Changes in fair value (1)	76	4
Additions	123	—
Payments	(50)	—
Fair value June 30	$577	$73
(1) Recorded in Research and development expenses and Materials and production costs.
In the first six months of 2015, the Company recognized a liability of $123 million for contingent consideration related to the acquisition of Cubist (see Note 3). In addition, in the first six months of 2015, the Company paid $50 million of contingent consideration related to the first commercial sale of Zerbaxa in the United States.
Other Fair Value Measurements
Some of the Company’s financial instruments, such as cash and cash equivalents, receivables and payables, are reflected in the balance sheet at carrying value, which approximates fair value due to their short-term nature.
The estimated fair value of loans payable and long-term debt (including current portion) at June 30, 2015, was $26.9 billion compared with a carrying value of $26.6 billion and at December 31, 2014, was $22.5 billion compared with a carrying value of $21.4 billion. Fair value was estimated using recent observable market prices and would be considered Level 2 in the fair value hierarchy.
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
The majority of the Company’s accounts receivable arise from product sales in the United States and Europe and are primarily due from drug wholesalers and retailers, hospitals, government agencies, managed health care providers and pharmacy benefit managers. The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in their credit profile. The Company also continues to monitor economic conditions, including the volatility associated with international sovereign economies, and associated impacts on the financial markets and its business, taking into consideration global economic conditions and the ongoing sovereign debt issues in certain European countries. At June 30, 2015 and December 31, 2014, Other assets included $50 million and $80 million, respectively, of accounts receivable not expected to be collected within one year. At June 30, 2015, the Company’s total net accounts receivable outstanding for more than one year were approximately $120 million. The Company does not expect to have write-offs or adjustments to accounts receivable which would have a material adverse effect on its financial position, liquidity or results of operations.
Additionally, the Company continues to expand in the emerging markets. Payment terms in these markets tend to be longer, resulting in an increase in accounts receivable balances in certain of these markets.
Derivative financial instruments are executed under International Swaps and Derivatives Association master agreements. The master agreements with several of the Company’s financial institution counterparties also include credit support annexes. These annexes contain provisions that require collateral to be exchanged depending on the value of the derivative assets and liabilities, the Company’s credit rating, and the credit rating of the counterparty. As of June 30, 2015 and December 31, 2014, the Company had received cash collateral of $1.2 billion and $1.4 billion, respectively, from various counterparties and the obligation to return such collateral is recorded in Accrued and other current liabilities. The Company had not advanced any cash collateral to counterparties as of June 30, 2015 or December 31, 2014.

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

5.	Inventories
Inventories consisted of:

($ in millions)	June 30, 2015	December 31, 2014
Finished goods	$1,497	$1,588
Raw materials and work in process	5,005	5,141
Supplies	182	197
Total (approximates current cost)	6,684	6,926
Increase to LIFO costs	346	309
	$7,030	$7,235
Recognized as:
Inventories	$5,306	$5,571
Other assets	1,724	1,664
Amounts recognized as Other assets are comprised almost entirely of raw materials and work in process inventories. At both June 30, 2015 and December 31, 2014, these amounts included $1.6 billion of inventories not expected to be sold within one year. In addition, these amounts included $75 million and $74 million at June 30, 2015 and December 31, 2014, respectively, of inventories produced in preparation for product launches.

6.	Goodwill and Other Intangibles
In connection with acquisitions, the Company measures the fair value of marketed products and research and development pipeline programs and capitalizes these amounts. As a result of the acquisition of Cubist in January 2015, the Company recorded $6.9 billion of intangible assets for currently marketed products, $50 million of IPR&D (related to surotomycin) and $4.6 billion of goodwill (see Note 3).
During the second quarter and first six months of 2015, the Company recorded $59 million and $61 million, respectively, of IPR&D impairment charges within Research and development expenses. Of these amounts, $50 million relates to the surotomycin clinical development program obtained in connection with the acquisition of Cubist. During the second quarter of 2015, the Company received unfavorable efficacy data from a clinical trial for surotomycin. The evaluation of this data, combined with an assessment of the commercial opportunity of surotomycin, resulted in the IPR&D impairment charge noted above.
Also, during the first six months of 2015, the Company recorded an intangible asset impairment charge of $12 million within Materials and production costs related to Rebetol (ribavirin USP), a product marketed by the Company for the treatment of chronic HCV infection. Sales of Rebetol are being adversely affected by loss of market share as a result of the availability of newer therapeutic options, which led to changes in the cash flow assumptions for Rebetol that indicated that the Rebetol intangible asset value was not recoverable on an undiscounted cash flows basis. The Company utilized market participant assumptions to determine its best estimate of the fair value of the intangible asset related to Rebetol that, when compared with its related carrying value, resulted in the impairment charge noted above.
During the second quarter and first six months of 2014, the Company recorded intangible asset impairment charges of $660 million within Materials and Production costs related to certain products marketed by the Company for the treatment of chronic HCV infection. Of this amount, $523 million related to PegIntron (peginterferon alpha-2b) and $137 million related to Victrelis (boceprevir). Sales of PegIntron and Victrelis were adversely affected by loss of market share or patient treatment delays in markets anticipating the availability of new therapeutic options. During the second quarter of 2014, these trends accelerated more rapidly than previously anticipated by the Company, which led to changes in the cash flow assumptions for both PegIntron and Victrelis. These revisions to cash flows indicated that the PegIntron and Victrelis intangible asset values were not recoverable on an undiscounted cash flows basis. The Company utilized market participant assumptions to determine its best estimate of the fair values of the intangible assets related to PegIntron and Victrelis that, when compared with their related carrying values, resulted in the impairment charges noted above.
The Company may recognize additional non-cash impairment charges in the future related to other pipeline programs or marketed products and such charges could be material.

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

7.	Joint Ventures and Other Equity Method Affiliates
Equity income from affiliates reflects the performance of the Company’s joint ventures and other equity method affiliates including Sanofi Pasteur MSD, certain investments funds, as well as AstraZeneca LP (“AZLP”) until the termination of the Company’s relationship with AZLP on June 30, 2014 as discussed below. Equity income from affiliates was $2 million and $92 million for the second quarter of 2015 and 2014, respectively, and $147 million and $217 million for the first six months of 2015 and 2014, respectively, and is included in Other (income) expense, net (see Note 13).
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
On June 30, 2014, AstraZeneca exercised its option to purchase Merck’s interest in KBI for $419 million in cash. Of this amount, $327 million reflects an estimate of the fair value of Merck’s interest in Nexium and Prilosec. This portion of the exercise price, which is subject to a true-up in 2018 based on actual sales from closing in 2014 to June 2018, was deferred and is being recognized over time in Other (income) expense, net as the contingency is eliminated as sales occur. During the second quarter and first six months of 2015, $54 million and $103 million, respectively, of the deferred income was recognized in Other income (expense), net bringing the total deferred income recognized through June 30, 2015 to $243 million. The remaining exercise price of $91 million primarily represents a multiple of ten times Merck’s average 1% annual profit allocation in the partnership for the three years prior to exercise. Merck recognized the $91 million as a gain in the second quarter of 2014 within Other (income) expense, net. As a result of AstraZeneca’s option exercise, the Company’s remaining interest in AZLP was redeemed. Accordingly, the Company also recognized a non-cash gain of approximately $650 million in the second quarter of 2014 within Other (income) expense, net resulting from the retirement of $2.4 billion of KBI preferred stock (see Note 10), the elimination of the Company’s $1.4 billion investment in AZLP and a $340 million reduction of goodwill. This transaction resulted in a net tax benefit of $517 million in the second quarter of 2014 primarily reflecting the reversal of deferred taxes on the AZLP investment balance.
As a result of AstraZeneca exercising its option, as of July 1, 2014, the Company no longer records equity income from AZLP and supply sales to AZLP have terminated. Equity income from AZLP was $94 million and $192 million for the second quarter and first six months of 2014, respectively.
Summarized financial information for AZLP is as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
($ in millions)	2014	2014
Sales	$1,123	$2,205
Materials and production costs	581	1,044
Other expense, net	194	604
Income before taxes (1)	$348	$557

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

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

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
As previously disclosed, Merck is also a defendant in approximately 30 putative class action lawsuits alleging economic injury as a result of the purchase of Vioxx. All but one of those cases are in the Vioxx MDL. Merck has reached a resolution, approved by Judge Fallon, of these class actions in the Vioxx MDL. Under the settlement, Merck will pay up to $23 million to pay all properly documented claims submitted by class members, approved attorneys’ fees and expenses, and approved settlement notice costs and certain other administrative expenses. The court entered an order approving the settlement in January 2014 and the claims review process was recently completed.
Merck is also a defendant in lawsuits brought by state Attorneys General of three states — Alaska, Montana and Utah. These actions were previously pending in the Vioxx MDL proceeding, but on October 10, 2014, the Judicial Panel on Multidistrict Litigation (“JPML”) issued an order remanding the actions back to their original federal courts. These actions allege that Merck misrepresented the safety of Vioxx and seek recovery for expenditures on Vioxx by government-funded health care programs, such as Medicaid, and/or penalties for alleged Consumer Fraud Act violations. On February 6, 2015, the federal district judge in Anchorage remanded the Alaska lawsuit to state court and a trial has been scheduled for January 2017. On February 24, 2015, the federal district judge in Helena remanded the Montana lawsuit to state court and a trial has been scheduled for September 2016. On July 28, 2015, the Utah lawsuit was remanded to Utah state court.
Shareholder Lawsuits
As previously disclosed, in addition to the Vioxx Product Liability Lawsuits, various putative class actions and individual lawsuits under federal securities laws and state laws have been filed against Merck and various current and former officers and directors (the “Vioxx Securities Lawsuits”). The Vioxx Securities Lawsuits are coordinated in a multidistrict litigation in the U.S. District Court for the District of New Jersey before Judge Stanley R. Chesler, and have been consolidated for all purposes. In August 2011, Judge Chesler granted in part and denied in part Merck’s motion to dismiss the Fifth Amended Class Action Complaint in the consolidated securities action. Among other things, the claims based on statements made on or after the voluntary withdrawal of Vioxx on September 30, 2004, have been dismissed. In October 2011, defendants answered the Fifth Amended Class Action Complaint. In April 2012, plaintiffs filed a motion for class certification and, in January 2013, Judge Chesler granted that motion. In March 2013, plaintiffs filed a motion for leave to amend their complaint to add certain allegations to expand the class period. In May 2013, the court denied plaintiffs’ motion for leave to amend their complaint to expand the class period, but granted plaintiffs’ leave to amend their complaint to add certain allegations within the existing class period. In June 2013, plaintiffs filed their Sixth

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

Amended Class Action Complaint. In July 2013, defendants answered the Sixth Amended Class Action Complaint. Discovery has been completed and is now closed. On May 13, 2015, the court granted in part and denied in part defendants’ motions for summary judgment; the court granted judgment in defendants’ favor on five of the alleged misstatements, including all statements prior to March 27, 2000, but denied the motion with respect to the remaining statements. The trial in this matter is currently scheduled to begin on October 6, 2015. There is a conference scheduled for August 11, 2015 before Judge Chesler to discuss the trial date.
As previously disclosed, several individual securities lawsuits filed by foreign institutional investors also are consolidated with the Vioxx Securities Lawsuits. In October 2011, plaintiffs filed amended complaints in each of the pending individual securities lawsuits. Also in October 2011, an individual securities lawsuit (the “KBC Lawsuit,” together with the prior individual actions, the “Direct Actions”) was filed in the District of New Jersey by several foreign institutional investors; that case is also consolidated with the Vioxx Securities Lawsuits. In January 2012, defendants filed motions to dismiss in one of the individual lawsuits (the “ABP Lawsuit”). Briefing on the motions to dismiss was completed in March 2012. In August 2012, Judge Chesler granted in part and denied in part the motions to dismiss the ABP Lawsuit. Among other things, certain alleged misstatements and omissions were dismissed as inactionable and all state law claims were dismissed in full. In September 2012, defendants answered the complaints in all of the Direct Actions other than the KBC Lawsuit; on the same day, defendants moved to dismiss the complaint in the KBC Lawsuit on statute of limitations grounds. In December 2012, Judge Chesler denied the motion to dismiss the KBC Lawsuit and, in January 2013, defendants answered the complaint in the KBC Lawsuit. Discovery has been completed in the Direct Actions and is now closed. On June 19, 2015, the court granted in part and denied in part defendants’ motions for summary judgment; the court granted judgment in defendants’ favor with respect to the same statements as in the class action and granted judgment in defendants’ favor on the claims of certain plaintiff funds that did not suffer any losses, but otherwise denied the motion. The court has ordered certain of the Direct Action plaintiffs to amend their complaints to properly allege their purchases of Merck securities. Between March 2014 and February 2015, six additional individual securities complaints were filed by institutional investors that opted out of the class action referred to above. The new complaints are substantially similar to the complaints in the Direct Actions and are consolidated with the Vioxx Securities Lawsuits. Discovery in those actions is ongoing. The Company expects that the trial of these actions will be consolidated with the class action.
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
Other Product Liability Litigation
Fosamax
As previously disclosed, Merck is a defendant in product liability lawsuits in the United States involving Fosamax (the “Fosamax Litigation”). As of June 30, 2015, approximately 5,230 cases had been filed and were pending against Merck in either federal or state court, including one case which seeks class action certification, as well as damages and/or medical monitoring. In approximately 580 of these actions, plaintiffs allege, among other things, that they have suffered osteonecrosis of the jaw (“ONJ”),

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

generally subsequent to invasive dental procedures, such as tooth extraction or dental implants and/or delayed healing, in association with the use of Fosamax; however, substantially all of those actions are subject to the settlement discussed below. In addition, plaintiffs in approximately 4,650 of these actions generally allege that they sustained femur fractures and/or other bone injuries (“Femur Fractures”) in association with the use of Fosamax.
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
Cases Alleging Femur Fractures
In March 2011, Merck submitted a Motion to Transfer to the JPML seeking to have all federal cases alleging Femur Fractures consolidated into one multidistrict litigation for coordinated pre-trial proceedings. The Motion to Transfer was granted in May 2011, and all federal cases involving allegations of Femur Fracture have been or will be transferred to a multidistrict litigation in the District of New Jersey (the “Femur Fracture MDL”). Judge Pisano presided over the Femur Fracture MDL until March 10, 2015, at which time the Femur Fracture MDL was reassigned from Judge Pisano to Judge Freda L. Wolfson following Judge Pisano’s retirement. In the only bellwether case tried to date in the Femur Fracture MDL, Glynn v. Merck, the jury returned a verdict in Merck’s favor. In addition, on June 27, 2013, the Femur Fracture MDL court granted Merck’s motion for judgment as a matter of law in the Glynn case and held that the plaintiff’s failure to warn claim was preempted by federal law.
In August 2013, the Femur Fracture MDL court entered an order requiring plaintiffs in the Femur Fracture MDL to show cause why those cases asserting claims for a femur fracture injury that took place prior to September 14, 2010, should not be dismissed based on the court’s preemption decision in the Glynn case. Pursuant to the show cause order, on March 26, 2014, the Femur Fracture MDL court dismissed with prejudice approximately 650 cases on preemption grounds. Plaintiffs in approximately 500 of those cases are appealing that decision to the U.S. Court of Appeals for the Third Circuit. In June 2015, the Femur Fracture MDL court dismissed without prejudice another approximately 520 cases pending plaintiffs’ appeal of the preemption ruling to the Third Circuit.
As of June 30, 2015, approximately 1,040 cases were pending in the Femur Fracture MDL including the 500 cases dismissed with prejudice on preemption grounds which are pending appeal and the 520 cases dismissed without prejudice.
On June 17, 2014, Judge Pisano granted Merck summary judgment in the Gaynor v. Merck case and found that Merck’s updates in January 2011 to the Fosamax label regarding atypical femur fractures were adequate as a matter of law and that Merck adequately communicated those changes. The plaintiffs in Gaynor have appealed Judge Pisano’s decision to the Third Circuit. In August 2014, Merck filed a motion requesting that Judge Pisano enter a further order requiring all plaintiffs in the Femur Fracture MDL who claim that the 2011 Fosamax label is inadequate and the proximate cause of their alleged injuries to show cause why their cases should not be dismissed based on the court’s preemption decision and its ruling in the Gaynor case. In November 2014, the court granted Merck’s motion and entered the requested show cause order.
As of June 30, 2015, approximately 3,095 cases alleging Femur Fractures have been filed in New Jersey state court and are pending before Judge Jessica Mayer in Middlesex County. The parties selected an initial group of 30 cases to be reviewed through fact discovery. Two additional groups of 50 cases each to be reviewed through fact discovery were selected in November 2013 and March 2014, respectively.
As of June 30, 2015, approximately 510 cases alleging Femur Fractures have been filed in California state court. A petition was filed seeking to coordinate all Femur Fracture cases filed in California state court before a single judge in Orange County, California. The petition was granted and Judge Thierry Colaw is currently presiding over the coordinated proceedings. In March 2014, the court directed that a group of 10 discovery pool cases be reviewed through fact discovery and subsequently

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

scheduled the Galper v. Merck case, which plaintiffs’ selected, as the first trial. The Galper trial began on February 17, 2015 and the jury returned a verdict in Merck’s favor on April 3, 2015. There are presently no trial ready cases in California.
Additionally, there are six Femur Fracture cases pending in other state courts.
Discovery is ongoing in the Femur Fracture MDL and in state courts where Femur Fracture cases are pending and the Company intends to defend against these lawsuits.
Januvia/Janumet
As previously disclosed, Merck is a defendant in product liability lawsuits in the United States involving Januvia and/or Janumet. As of June 30, 2015, approximately 915 product user claims were served on, and are pending against, Merck alleging generally that use of Januvia and/or Janumet caused the development of pancreatic cancer. These complaints were filed in several different state and federal courts. Most of the claims are pending in a consolidated multidistrict litigation proceeding in the U.S. District Court for the Southern District of California called “In re Incretin-Based Therapies Products Liability Litigation.” That proceeding includes federal lawsuits alleging pancreatic cancer due to use of the following medicines: Januvia, Janumet, Byetta and Victoza, the latter two of which are products manufactured by other pharmaceutical companies. In addition to the cases noted above, the Company has agreed, as of June 30, 2015, to toll the statute of limitations for approximately 20 additional claims. The Company intends to defend against these lawsuits.
NuvaRing
As previously disclosed, beginning in May 2007, a number of product liability complaints were filed in various jurisdictions asserting claims against the Company and its subsidiaries relating to NuvaRing, a combined hormonal contraceptive vaginal ring. The plaintiffs contend the Company, among other things, failed to adequately design and manufacture NuvaRing and failed to adequately warn of the alleged increased risk of venous thromboembolism (“VTE”) posed by NuvaRing, and/or downplayed the risk of VTE. The plaintiffs seek damages for injuries allegedly sustained from their product use, including some alleged deaths, heart attacks and strokes. The majority of the cases were pending in a federal multidistrict litigation venued in Missouri.
Pursuant to a settlement agreement between Merck and negotiating plaintiffs’ counsel, which became effective as of June 4, 2014, Merck paid a lump total settlement of $100 million to resolve more than 95% of the cases filed and under retainer by counsel as of February 7, 2014. Plaintiffs in approximately 3,700 cases joined the settlement program. Each filed case is to be dismissed with prejudice once the settlement administration process is completed. Those dismissals began in the second quarter and will continue on a rolling basis throughout 2015. The Company has certain insurance coverage available to it, which is currently being used to partially fund the Company’s legal fees. This insurance coverage was also used to fund the settlement.
As of June 30, 2015, there were 14 cases pending outside of the settlement program, inclusive of cases filed after the settlement program closed. Of these cases, 11 are pending in the MDL and are subject to the case management orders requiring plaintiffs to meet various discovery and evidentiary requirements. As of June 30, 2015, six plaintiffs have met those requirements and will be permitted to continue to prosecute their cases.
Propecia/Proscar
As previously disclosed, Merck is a defendant in product liability lawsuits in the United States involving Propecia and/or Proscar. As of June 30, 2015, approximately 1,390 lawsuits involving a total of approximately 1,700 plaintiffs (in a few instances spouses are joined as plaintiffs in the suits) who allege that they have experienced persistent sexual side effects following cessation of treatment with Propecia and/or Proscar have been filed against Merck. Approximately 60 of the plaintiffs also allege that Propecia or Proscar has caused or can cause prostate cancer, testicular cancer or male breast cancer. The lawsuits have been filed in various federal courts and in state court in New Jersey. The federal lawsuits have been consolidated for pretrial purposes in a federal multidistrict litigation before Judge John Gleeson of the Eastern District of New York. The matters pending in state court in New Jersey have been consolidated before Judge Jessica Mayer in Middlesex County. In addition, there is one matter pending in state court in Massachusetts. The Company intends to defend against these lawsuits.
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
In connection with the previously disclosed investigation involving Optimer Pharmaceuticals, Inc. (“Optimer”) (a company acquired by Cubist prior to Merck’s acquisition of Cubist), the Company has been advised by the U.S. Department of Justice that it has closed its investigation and will not bring any enforcement action in this matter.  As far as the company is aware, the U.S. Securities and Exchange Commission’s (the “SEC”) investigation is ongoing. The Company is continuing to cooperate with the SEC in its review of these matters, and Optimer had taken remedial steps in response to its internal investigation prior to

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

the Cubist acquisition. Nonetheless, these events could result in lawsuits being filed against Optimer and certain of Optimer’s former employees and directors. The Company may be required to indemnify such persons for any costs or losses incurred in connection with such proceedings. The Company cannot predict the ultimate resolution of these matters, whether Optimer or such persons will be charged with violations of applicable civil laws or whether the scope of the investigations will be extended to new issues. The Company also cannot predict what potential penalties or other remedies, if any, the authorities may seek or what the collateral consequences may be of any such government actions.
Commercial Litigation
K-DUR Antitrust Litigation
As previously disclosed, in June 1997 and January 1998, Schering-Plough settled patent litigation with Upsher-Smith, Inc. (“Upsher-Smith”) and ESI Lederle, Inc. (“Lederle”), respectively, relating to generic versions of K-DUR, Schering-Plough’s long-acting potassium chloride product supplement used by cardiac patients, for which Lederle and Upsher-Smith had filed Abbreviated New Drug Applications (“ANDAs”). Following the commencement of an administrative proceeding by the U.S. Federal Trade Commission (the “FTC”) in 2001 alleging anti-competitive effects from those settlements (which has been resolved in Schering-Plough’s favor), putative class and non-class action suits were filed on behalf of direct and indirect purchasers of K-DUR against Schering-Plough, Upsher-Smith and Lederle and were consolidated in a multi-district litigation in the U.S. District Court for the District of New Jersey. These suits claimed violations of federal and state antitrust laws, as well as other state statutory and common law causes of action, and sought unspecified damages. In April 2008, the indirect purchasers voluntarily dismissed their case. In March 2010, the District Court granted summary judgment to the defendants on the remaining lawsuits and dismissed the matter in its entirety. In July 2012, the Third Circuit Court of Appeals reversed the District Court’s grant of summary judgment and remanded the case for further proceedings. At the same time, the Third Circuit upheld a December 2008 decision by the District Court certifying certain direct purchaser plaintiffs’ claims as a class action.
In August 2012, the Company filed a petition for certiorari with the U.S. Supreme Court seeking review of the Third Circuit’s decision. In June 2013, the Supreme Court granted that petition, vacated the judgment of the Third Circuit, and remanded the case for further consideration in light of its decision in FTC v. Actavis, Inc. That decision held that whether a so-called “reverse payment” - i.e., a payment from the holder of a pharmaceutical patent to a party challenging the patent made in connection with a settlement of their dispute - violates the antitrust laws should be determined on the basis of a “rule of reason” analysis. In September 2013, the Third Circuit returned the case to the District Court for further proceedings in accordance with the Actavis standard. In April 2015, the Company filed motions for summary judgment, which remain pending. Oral argument on the motions was held on July 22, 2015.

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
Cancidas — In February 2014, a patent infringement lawsuit was filed in the United States against Xellia Pharmaceuticals ApS (“Xellia”) with respect to Xellia’s application to the FDA seeking pre-patent expiry approval to market a generic version of Cancidas. In June 2015, the district court found that Xellia infringed the Company’s patent and ordered that Xellia’s application not be approved until the patent expires in September 2017 (including pediatric exclusivity). In August 2014, a patent infringement lawsuit was filed in the United States against Fresenius Kabi USA, LLC (“Fresenius”) in respect of Fresenius’s application to the FDA seeking pre-patent expiry approval to market a generic version of Cancidas. The lawsuit automatically stays FDA approval of Fresenius’s application until December 2016 or until an adverse court decision, if any, whichever may occur earlier.
Cubicin — In March 2012, a patent infringement lawsuit was filed in the United States against Hospira, Inc. (“Hospira”), with respect to Hospira’s application to the FDA seeking pre-patent expiry approval to market a generic version of Cubicin. A trial was held in February 2014, and in December 2014 the district court found the composition patent, which expires in June 2016, to be valid and infringed. Later patents, expiring in September 2019 and November 2020, were found to be invalid. Hospira has appealed the finding that the composition patent is not invalid and the Company has cross-appealed the finding that the later patents are invalid. The appeal was heard in July 2015, and the Company is currently awaiting the decision. If the decision is upheld on appeal, Hospira’s application will not be approved until at least June 2016.

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
An earlier district court action against Teva Parenteral Medicines Inc., Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. (collectively, “Teva”) resulted in a settlement whereby Teva can launch a generic version of the product in December 2017 (June 2018 if the Company obtains pediatric marketing exclusivity on Cubicin). If the Hospira decision is upheld on appeal, Teva will be able to launch in June 2016.
In October 2014, Agila Specialties Inc. and Mylan Pharmaceuticals Inc. (“Agila/Mylan”) filed petitions for Inter Partes Review (“IPR”) at the United States Patent and Trademark Office (“USPTO”) seeking the invalidity of the September 2019 and November 2020 patents. In April 2015, Agila/Mylan withdrew its petitions for IPR in exchange for the Company agreeing to narrow the issues in the Strides/Agila lawsuit referenced above. In November 2014, Fresenius filed petitions for IPR at the USPTO seeking the invalidity of the September 2019 patents. In May 2015, the USPTO granted Fresenius’s petition for an IPR on the September 2019 patents. In July 2015, Fresenius filed petitions for IPR seeking invalidity of the November 2020 patents. The USPTO has six months from filing to determine whether it will institute the requested IPR proceedings.
Emend for Injection — In May 2012, a patent infringement lawsuit was filed in the United States against Sandoz Inc. (“Sandoz”) in respect of Sandoz’s application to the FDA seeking pre-patent expiry approval to market a generic version of Emend for Injection. The lawsuit automatically stays FDA approval of Sandoz’s application until July 2015 or until an adverse court decision, if any, whichever may occur earlier. The trial in the lawsuit against Sandoz was recently completed in the U.S. District Court for the District of New Jersey. The Company is currently awaiting the court’s decision. In July 2015, Sandoz stipulated that it will not launch its product until August 2015 or an adverse decision, if any, whichever may occur earlier. In June 2012, a patent infringement lawsuit was filed in the United States against Accord Healthcare, Inc. US, Accord Healthcare, Inc. and Intas Pharmaceuticals Ltd (collectively, “Intas”) in respect of Intas’ application to the FDA seeking pre-patent expiry approval to market a generic version of Emend for Injection. The Company has agreed with Intas to stay the lawsuit pending the outcome of the lawsuit with Sandoz. In July 2014, a patent infringement lawsuit was filed in the United States against Fresenius in respect of Fresenius’s application to the FDA seeking pre-patent expiry approval to market a generic version of Emend for Injection. The lawsuit automatically stays FDA approval of Fresenius’s application until November 2016 or until an adverse court decision, if any, whichever may occur earlier. In December 2014, Apotex Inc. filed a petition for IPR at the USPTO seeking the invalidity of claims in the compound patent covering Emend for Injection. The USPTO rejected Apotex’s petition in June 2015.
Invanz — In July 2014, a patent infringement lawsuit was filed in the United States against Hospira in respect of Hospira’s application to the FDA seeking pre-patent expiry approval to market a generic version of Invanz. The lawsuit automatically stays FDA approval of Hospira’s application until November 2016 or until an adverse court decision, if any, whichever may occur earlier. Since Hospira did not challenge an earlier patent covering Invanz, its application to the FDA will not be approved until at least that patent expires in May 2016.
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
NuvaRing — In December 2013, the Company filed a lawsuit against a subsidiary of Allergan plc in the United States in respect of that company’s application to the FDA seeking pre-patent expiry approval to sell a generic version of NuvaRing.

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
In May 2014, the Company filed a lawsuit in the United Kingdom (“UK”) seeking revocation of the UK national versions of both the ’878 and ’336 patents. In July 2014, Ono and BMS sued the Company seeking a declaration that the ’878 patent would be infringed in the UK by the marketing of Keytruda. The Company has sought a declaration from the UK court that Keytruda will not infringe the ’336 patent in the UK. BMS and Ono notified the Company of their request to amend the claims of the EPO ’336 patent and of their intention to seek permission from the court to similarly amend the UK national version so that the claims of the ’336 patent would no longer broadly claim anti-PD-1 antibodies such as Keytruda. A trial was held in the UK in July 2015. At that trial, the issues of validity and infringement of the ‘878 patent were heard at the same time by the court. The Company is currently awaiting the court’s decision.
In February 2015, the Company filed lawsuits in the Netherlands seeking revocation of the Dutch national versions of both the ’878 and ’336 patents. BMS and Ono recently notified the company that it will amend the claims of the ‘336 patent so that the claims of the ‘336 patent would no longer broadly claim anti-PD-1 antibodies such as Keytruda. Trials in these litigations are scheduled to begin in January and February 2016, respectively.
The Company can file lawsuits seeking revocation of the ’336 and ’878 patents in other national courts in Europe at any time, and Ono and BMS can file patent infringement actions against the Company in other national courts in Europe at or around the time the Company launches Keytruda. If a national court determines that the Company infringed a valid claim in the ’878 or ’336 patent, Ono and BMS may be entitled to monetary damages, including royalties on future sales of Keytruda, and potentially could seek an injunction to prevent the Company from marketing Keytruda in that country.
The USPTO granted US Patent Nos. 8,728,474 to Ono and 8,779,105 to Ono and BMS. These patents are equivalent to the ’878 and ’336 patents, respectively. In September 2014, BMS and Ono filed a lawsuit in the United States alleging that, by marketing Keytruda, the Company will infringe US Patent No. 8,728,474. BMS and Ono are not seeking to prevent or stop the marketing of Keytruda in the United States. The trial in this matter is currently scheduled to begin in November 2016. The Company believes that the 8,728,474 patent and the 8,779,105 patent are both invalid. Recently, Ono filed lawsuits in the United States alleging that, by marketing Keytruda, the Company will infringe US Patent Nos. 9,067,999 and 9,073,994, which are patents related to the 8,728,474 patent. The Company believes the 9,067,999 and 9,073,994 patents are also invalid.
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
Legal Defense Reserves
Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. Some of the significant factors considered in the review of these legal defense reserves are as follows: the actual costs incurred by the Company; the development of the Company’s legal defense strategy and structure in light of the scope

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

of its litigation; the number of cases being brought against the Company; the costs and outcomes of completed trials and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the associated litigation. The amount of legal defense reserves as of June 30, 2015 and December 31, 2014 of approximately $230 million and $215 million, respectively, represents the Company’s best estimate of the minimum amount of defense costs to be incurred in connection with its outstanding litigation; however, events such as additional trials and other events that could arise in the course of its litigation could affect the ultimate amount of legal defense costs to be incurred by the Company. The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase the reserves at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.

10.	Equity

	Common Stock		Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non- Controlling Interests	Total
($ and shares in millions)	Shares	Par Value				Shares	Cost
Balance at January 1, 2014	3,577	$1,788	$40,508	$39,257	$(2,197)	650	$(29,591)	$2,561	$52,326
Net income attributable to Merck & Co., Inc.	—	—	—	3,709	—	—	—	—	3,709
Cash dividends declared on common stock	—	—	—	(2,600)	—	—	—	—	(2,600)
Treasury stock shares purchased	—	—	—	—	—	60	(3,413)	—	(3,413)
Share-based compensation plans and other	—	—	(309)	—	—	(33)	1,453	1	1,145
Other comprehensive loss	—	—	—	—	(247)	—	—	—	(247)
AstraZeneca option exercise	—	—	—	—	—	—	—	(2,400)	(2,400)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	55	55
Distributions attributable to noncontrolling interests	—	—	—	—	—	—	—	(59)	(59)
Balance at June 30, 2014	3,577	$1,788	$40,199	$40,366	$(2,444)	677	$(31,551)	$158	$48,516
Balance at January 1, 2015	3,577	$1,788	$40,423	$46,021	$(4,323)	739	$(35,262)	$144	$48,791
Net income attributable to Merck & Co., Inc.	—	—	—	1,639	—	—	—	—	1,639
Cash dividends declared on common stock	—	—	—	(2,557)	—	—	—	—	(2,557)
Treasury stock shares purchased	—	—	—	—	—	29	(1,724)	—	(1,724)
Share-based compensation plans and other	—	—	(317)	—	—	(15)	761	5	449
Other comprehensive loss	—	—	—	—	(9)	—	—	—	(9)
Partial sale of majority owned subsidiary	—	—	8	—	—	—	—	37	45
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	7	7
Distributions attributable to noncontrolling interests	—	—	—	—	—	—	—	(3)	(3)
Balance at June 30, 2015	3,577	$1,788	$40,114	$45,103	$(4,332)	753	$(36,225)	$190	$46,638
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
The following table provides amounts of share-based compensation cost recorded in the Consolidated Statement of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
Pretax share-based compensation expense	$83	$78	$146	$134
Income tax benefit	(26)	(24)	(45)	(41)
Total share-based compensation expense, net of taxes	$57	$54	$101	$93

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

Amounts in the table above do not reflect share-based compensation costs to settle non-vested Cubist equity awards attributable to postcombination service that were recognized as transaction expense in 2015 (see Note 3).
During the first six months of 2015 and 2014, the Company granted 4 million RSUs with a weighted-average grant date fair value of $59.83 per RSU and 5 million RSUs with a weighted-average grant date fair value of $58.18 per RSU, respectively. During the first six months of 2015 and 2014, the Company granted 5 million stock options with a weighted-average exercise price of $59.83 per option and 5 million stock options with a weighted-average exercise price of $56.94 per option, respectively. The weighted-average fair value of options granted for the first six months of 2015 and 2014 was $6.47 and $6.79 per option, respectively, and was determined using the following assumptions:

	Six Months Ended June 30,
	2015	2014
Expected dividend yield	4.1%	4.3%
Risk-free interest rate	1.7%	2.0%
Expected volatility	19.9%	22.0%
Expected life (years)	6.2	6.4
At June 30, 2015, there was $569 million of total pretax unrecognized compensation expense related to nonvested stock options, RSU and PSU awards which will be recognized over a weighted-average period of 2.2 years. For segment reporting, share-based compensation costs are unallocated expenses.

12.	Pension and Other Postretirement Benefit Plans
The Company has defined benefit pension plans covering eligible employees in the United States and in certain of its international subsidiaries. The net periodic benefit cost of such plans consisted of the following components:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
($ in millions)	U.S.	International	U.S.	International	U.S.	International	U.S.	International
Service cost	$83	$63	$82	$68	$165	$129	$164	$136
Interest cost	109	51	108	68	218	104	215	137
Expected return on plan assets	(206)	(94)	(196)	(105)	(411)	(191)	(391)	(211)
Net amortization	43	26	14	13	85	53	28	27
Termination benefits	2	—	13	4	18	1	26	5
Curtailments	(2)	—	(23)	—	(8)	—	(32)	—
Settlements	—	1	—	—	—	2	—	—
	$29	$47	$(2)	$48	$67	$98	$10	$94
The Company provides medical benefits, principally to its eligible U.S. retirees and similar benefits to their dependents, through its other postretirement benefit plans. The net cost of such plans consisted of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
Service cost	$19	$19	$39	$38
Interest cost	27	29	55	57
Expected return on plan assets	(36)	(35)	(72)	(69)
Net amortization	(15)	(17)	(30)	(35)
Termination benefits	1	4	5	8
Curtailments	(1)	(6)	(7)	(26)
	$(5)	$(6)	$(10)	$(27)
In connection with restructuring actions (see Note 2), termination charges were recorded on pension and other postretirement benefit plans related to expanded eligibility for certain employees exiting Merck. Also, in connection with these restructuring actions, curtailments and settlements were recorded on pension and other postretirement benefit plans as reflected in the tables above.

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

13.	Other (Income) Expense, Net
Other (income) expense, net, consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
Interest income	$(71)	$(59)	$(146)	$(121)
Interest expense	174	188	338	376
Exchange losses	716	20	810	53
Equity income from affiliates	(2)	(92)	(147)	(217)
Other, net	(78)	(707)	(62)	(904)
	$739	$(650)	$793	$(813)
The increases in exchange losses in the second quarter and first six months of 2015 as compared with the corresponding periods of 2014 were driven by a $715 million charge in the second quarter of 2015 to revalue the Company’s net monetary assets in Venezuela (see discussion below). The declines in equity income from affiliates for the second quarter and first six months of 2015 as compared with the same periods in 2014 are due to the termination of the Company’s relationship with AZLP on June 30, 2014 (see Note 7), partially offset by higher equity income from certain research investment funds. Other, net in the second quarter and first six months of 2015 includes the recognition of $54 million and $103 million, respectively, of deferred income (see Note 7). Other, net in the first six months of 2015 also includes an expense of $78 million for a contribution of investments in equity securities to the Merck Company Foundation. Other, net in the second quarter and first six months of 2014 includes a gain of $741 million related to AstraZeneca’s option exercise (see Note 7). In addition, Other, net in the first six months of 2014 includes gains of $204 million related to the divestiture of Sirna (see Note 3).
During the second quarter of 2015, upon evaluation of evolving economic conditions in Venezuela and volatility in the country, the Company determined it was unlikely that all outstanding net monetary assets would be settled at the official rate of 6.30 VEF per U.S. dollar. Accordingly, during the second quarter of 2015, the Company recorded a charge of $715 million to revalue its net monetary assets in Venezuela to an amount that includes the Company’s estimate of the U.S. dollar amount that will ultimately be collected. While the remaining net monetary assets at June 30, 2015 include the Company’s estimate of the U.S. dollar amount that will be collected, it is possible that not all of these amounts will be collected and the Company may record additional charges in the future.
Interest paid for the six months ended June 30, 2015 and 2014 was $293 million and $376 million, respectively.

14.	Taxes on Income
The effective income tax rates of 14.7% and (7.5)% for the second quarter of 2015 and 2014, respectively, and 24.8% and 5.5% for the first six months of 2015 and 2014, respectively, reflect the impacts of acquisition and divestiture-related costs and restructuring costs, partially offset by the beneficial impact of foreign earnings. The effective income tax rates for the second quarter and first six months of 2015 also reflect the favorable impact of a net benefit of $370 million related to the settlement of certain federal income tax issues, as well as the unfavorable effects of foreign exchange losses related to Venezuela for which no tax benefit was recorded and a $75 million out of period discrete adjustment related to deferred taxes associated with prior year restructuring activities. Management considered the discrete adjustment to be immaterial to current and prior period financial statements as reported. The effective income tax rates for the second quarter and first six months of 2014 also reflect a net tax benefit of $517 million recorded in connection with AstraZeneca’s option exercise (see Note 7). In addition, the effective income tax rate for the first six months of 2014 includes a benefit of approximately $300 million associated with a capital loss generated in the quarter related to the sale of Sirna (see Note 3).

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

15.	Earnings Per Share
The calculations of earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ and shares in millions except per share amounts)	2015	2014	2015	2014
Net income attributable to Merck & Co., Inc.	$687	$2,004	$1,639	$3,709
Average common shares outstanding	2,826	2,917	2,831	2,925
Common shares issuable (1)	24	32	25	32
Average common shares outstanding assuming dilution	2,850	2,949	2,856	2,957
Basic earnings per common share attributable to Merck & Co., Inc. common shareholders	$0.24	$0.69	$0.58	$1.27
Earnings per common share assuming dilution attributable to Merck & Co., Inc. common shareholders	$0.24	$0.68	$0.57	$1.25

(1)	Issuable primarily under share-based compensation plans.
For the three months ended June 30, 2015 and 2014, 6 million and 4 million, respectively, and for the first six months of 2015 and 2014, 5 million and 3 million, respectively, of common shares issuable under share-based compensation plans were excluded from the computation of earnings per common share assuming dilution because the effect would have been antidilutive.

16.	Other Comprehensive Income (Loss)
Changes in AOCI by component are as follows:

	Three Months Ended June 30,
($ in millions)	Derivatives		Investments		Employee Benefit Plans		Cumulative Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance April 1, 2014, net of taxes	$66		$52		$(910)		$(1,387)	$(2,179)
Other comprehensive income (loss) before reclassification adjustments, pretax	(55)		44		(558)		45	(524)
Tax	19		(2)		216		(4)	229
Other comprehensive income (loss) before reclassification adjustments, net of taxes	(36)		42		(342)		41	(295)
Reclassification adjustments, pretax	(4)		35		11		—	42
Tax	1		(13)		—		—	(12)
Reclassification adjustments, net of taxes	(3)	(1)	22	(2)	11	(3)	—	30
Other comprehensive income (loss), net of taxes	(39)		64		(331)		41	(265)
Balance June 30, 2014, net of taxes	$27		$116		$(1,241)		$(1,346)	$(2,444)

Balance April 1, 2015, net of taxes	$782		$157		$(2,951)		$(2,155)	$(4,167)
Other comprehensive income (loss) before reclassification adjustments, pretax	(85)		6		9		(41)	(111)
Tax	30		(15)		(1)		24	38
Other comprehensive income (loss) before reclassification adjustments, net of taxes	(55)		(9)		8		(17)	(73)
Reclassification adjustments, pretax	(192)		(6)		54		—	(144)
Tax	71		1		(20)		—	52
Reclassification adjustments, net of taxes	(121)	(1)	(5)	(2)	34	(3)	—	(92)
Other comprehensive income (loss), net of taxes	(176)		(14)		42		(17)	(165)
Balance June 30, 2015, net of taxes	$606		$143		$(2,909)		$(2,172)	$(4,332)

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

	Six Months Ended June 30,
($ in millions)	Derivatives		Investments		Employee Benefit Plans		Cumulative Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2014, net of taxes	$132		$54		$(909)		$(1,474)	$(2,197)
Other comprehensive income (loss) before reclassification adjustments, pretax	(157)		39		(572)		121	(569)
Tax	55		5		223		7	290
Other comprehensive income (loss) before reclassification adjustments, net of taxes	(102)		44		(349)		128	(279)
Reclassification adjustments, pretax	(4)		30		20		—	46
Tax	1		(12)		(3)		—	(14)
Reclassification adjustments, net of taxes	(3)	(1)	18	(2)	17	(3)	—	32
Other comprehensive income (loss), net of taxes	(105)		62		(332)		128	(247)
Balance June 30, 2014, net of taxes	$27		$116		$(1,241)		$(1,346)	$(2,444)

Balance January 1, 2015, net of taxes	$530		$111		$(2,986)		$(1,978)	$(4,323)
Other comprehensive income (loss) before reclassification adjustments, pretax	480		99		15		(94)	500
Tax	(168)		(25)		(4)		(100)	(297)
Other comprehensive income (loss) before reclassification adjustments, net of taxes	312		74		11		(194)	203
Reclassification adjustments, pretax	(363)		(62)		108		—	(317)
Tax	127		20		(42)		—	105
Reclassification adjustments, net of taxes	(236)	(1)	(42)	(2)	66	(3)	—	(212)
Other comprehensive income (loss), net of taxes	76		32		77		(194)	(9)
Balance June 30, 2015, net of taxes	$606		$143		$(2,909)		$(2,172)	$(4,332)

(1)	Relates to foreign currency cash flow hedges that were reclassified from AOCI to Sales.

(2)	Represents net realized (gains) losses on the sales of available-for-sale investments that were reclassified from AOCI to Other (income) expense, net.

(3)	Includes net amortization of prior service cost and actuarial gains and losses included in net periodic benefit cost (see Note 12).

17.	Segment Reporting
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

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

Sales of the Company’s products were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
Primary Care and Women’s Health
Cardiovascular
Zetia	$635	$717	$1,202	$1,328
Vytorin	320	417	640	777
Diabetes
Januvia	1,044	1,058	1,928	1,916
Janumet	554	519	1,063	995
General Medicine and Women’s Health
NuvaRing	182	178	348	346
Implanon/Nexplanon	124	119	261	221
Dulera	120	103	251	205
Follistim AQ	111	102	193	213
Hospital and Specialty
Hepatitis
PegIntron	52	103	108	216
HIV
Isentress	375	453	760	843
Hospital Acute Care
Cubicin (1)	293	6	480	11
Cancidas	134	156	297	322
Invanz	139	134	271	249
Noxafil	117	98	228	172
Bridion	87	82	172	155
Primaxin	88	81	153	151
Immunology
Remicade	455	607	956	1,211
Simponi	169	174	327	330
Oncology
Emend	134	144	255	266
Keytruda	110	—	192	—
Temodar	80	93	155	176
Diversified Brands
Respiratory
Nasonex	215	258	504	570
Singulair	212	284	457	554
Clarinex	55	69	106	131
Other
Cozaar/Hyzaar	189	214	374	419
Arcoxia	115	141	238	268
Fosamax	96	121	190	245
Zocor	63	69	112	133
Propecia	39	58	92	131
Vaccines (2)
Gardasil/Gardasil 9	427	409	785	792
ProQuad/M-M-R II/Varivax	358	326	705	606
Zostavax	149	156	324	298
RotaTeq	89	147	281	316
Pneumovax 23	106	102	216	203
Other pharmaceutical (3)	1,128	1,389	2,206	2,769
Total Pharmaceutical segment sales	8,564	9,087	16,830	17,538
Other segment sales (4)	858	1,796	1,732	3,336
Total segment sales	9,422	10,883	18,562	20,874
Other (5)	363	51	648	324
	$9,785	$10,934	$19,210	$21,198

(1)	Sales of Cubicin in 2015 represent sales subsequent to the Cubist acquisition date. Sales of Cubicin in 2014 reflect sales in Japan pursuant to a previously existing licensing agreement.

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

(5)
Other revenues are primarily comprised of miscellaneous corporate revenues, including revenue hedging activities, as well as third-party manufacturing sales. Other revenues in the first six months of 2014 include $232 million received by Merck in connection with the sale of the U.S. marketing rights to Saphris (see Note 3).

Notes to Interim Consolidated Financial Statements (unaudited) (continued)

A reconciliation of segment profits to Income before taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
Segment profits:
Pharmaceutical segment	$5,282	$5,507	$10,447	$10,703
Other segments	425	814	882	1,513
Total segment profits	5,707	6,321	11,329	12,216
Other profits (losses)	208	76	343	291
Unallocated:
Interest income	71	59	146	121
Interest expense	(174)	(188)	(338)	(376)
Equity income from affiliates	(7)	29	136	84
Depreciation and amortization	(395)	(681)	(793)	(1,301)
Research and development	(1,460)	(1,363)	(3,020)	(2,651)
Amortization of purchase accounting adjustments	(1,238)	(1,064)	(2,476)	(2,190)
Restructuring costs	(191)	(163)	(273)	(288)
Foreign exchange losses related to Venezuela	(715)	—	(715)	—
AstraZeneca option exercise	—	741	—	741
Other unallocated, net	(999)	(1,876)	(2,151)	(2,665)
	$807	$1,891	$2,188	$3,982
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
Other profits (losses) are primarily comprised of miscellaneous corporate profits (losses), as well as operating profits (losses) related to third-party manufacturing sales.
Other unallocated, net includes expenses from corporate and manufacturing cost centers, goodwill and product intangible asset impairment charges, gains or losses on sales of businesses and other miscellaneous income or expense items.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Developments
In January 2015, Merck acquired Cubist Pharmaceuticals, Inc. (“Cubist”) for total consideration of $8.3 billion (see Note 3 to the interim consolidated financial statements). Cubist was a leader in the development of therapies to treat serious infections caused by a broad range of bacteria. This transaction closed on January 21, 2015; accordingly, the results of operations of the acquired business have been included in the Company’s results of operations beginning after that date.
In February 2015, Merck and NGM Biopharmaceuticals, Inc. (“NGM”), a privately-held biotechnology company, entered into a multi-year collaboration to research, discover, develop and commercialize novel biologic therapies across a wide range of therapeutic areas (see Note 3 to the interim consolidated financial statements).
In July 2015, Merck acquired cCAM Biotherapeutics (“cCAM”), a privately held biopharmaceutical company focused on the discovery and development of novel cancer immunotherapies. (See “Research and Development Update” below.)
Operating Results
Sales
Worldwide sales were $9.8 billion for the second quarter of 2015, a decline of 11% compared with the second quarter of 2014. Foreign exchange unfavorably affected global sales performance by 7% in the second quarter of 2015. The sales decline in the second quarter of 2015 was driven primarily by the divestiture of Merck’s Consumer Care (“MCC”) business and certain ophthalmic product divestitures in 2014 as discussed below, as well as by lower revenue as a result of the termination in 2014 of the Company’s relationship with AstraZeneca LP (“AZLP”) as discussed below. Sales performance in the second quarter of 2015 as compared with the second quarter of 2014 also reflects the addition of $329 million of revenues from Cubist products as a result of the acquisition, as well as higher sales of Keytruda (pembrolizumab), ProQuad (Measles, Mumps, Rubella and Varicella Virus Vaccine Live), Janumet (sitagliptin and metformin HCl), and higher third-party manufacturing sales, partially offset by declines in Zetia (ezetimibe) and Vytorin (ezetimibe and simvastatin), Remicade (infliximab), Isentress (raltegravir), Singulair (montelukast sodium), RotaTeq (Rotavirus Vaccine, Live Oral, Pentavalent), PegIntron (peginterferon alpha-2b), Nasonex (mometasone furoate monohydrate) and Victrelis (boceprevir).
Global sales were $19.2 billion for the first six months of 2015, a decline of 9% compared with the same period in 2014 including a 5% unfavorable effect from foreign exchange. The sales decline in the first six months of 2015 was driven primarily by the MCC and product divestitures discussed below, as well as by lower revenue as a result of the termination in 2014 of the Company’s relationship with AZLP. In addition, the revenue decline was attributable to the sale of the U.S. marketing rights to Saphris (asenapine) that resulted in revenue of $232 million in the first six months of 2014. Sales performance in the first six months of 2015 as compared with the corresponding period of 2014 also reflects the addition of $537 million of revenues from Cubist products as a result of the acquisition, as well as higher sales of Keytruda, ProQuad, M-M-R II (Measles, Mumps and Rubella Virus Vaccine Live), and Varivax (Varicella Virus Vaccine Live), Januvia (sitagliptin) and Janumet, Noxafil (posaconazole), Dulera Inhalation Aerosol (mometasone furoate/formoterol fumarate dihydrate), Implanon/Nexplanon (etonogestrel implant), and higher third-party manufacturing sales, partially offset by declines in Zetia and Vytorin, Remicade, PegIntron, Singulair, Victrelis, and Nasonex.
Global efforts toward health care cost containment continue to exert pressure on product pricing and market access worldwide. In the United States, health care reform is contributing to an increase in the number of patients in the Medicaid program under which sales of pharmaceutical products are subject to substantial rebates. In many international markets, government-mandated pricing actions have reduced prices of generic and patented drugs. In addition, other austerity measures negatively affected the Company’s revenue performance in the first half of 2015. The Company anticipates these pricing actions and other austerity measures will continue to negatively affect revenue performance for the remainder of 2015.
In 2014, the Company divested certain ophthalmic products in several international markets (most of which closed on July 1, 2014). In addition, on October 1, 2014, the Company sold its MCC business to Bayer AG. The sales decline in the second quarter of 2015 attributable to these divestitures was approximately $730 million of which $580 million related to the Consumer Care segment and $150 million related to the Pharmaceutical segment. The sales decline in the first six months of 2015 attributable to these divestitures was approximately $1.4 billion of which $1.1 billion related to the Consumer Care segment and $300 million related to the Pharmaceutical segment. Also, as discussed in Note 7 to the interim consolidated financial statements, the Company’s relationship with AZLP terminated on June 30, 2014; therefore, effective July 1, 2014, the Company no longer records supply sales to AZLP which resulted in sales declines in the Alliances segment of $316 million and $463 million in the second quarter and first six months of 2015, respectively.

Sales of the Company’s products were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
Primary Care and Women’s Health
Cardiovascular
Zetia	$635	$717	$1,202	$1,328
Vytorin	320	417	640	777
Diabetes
Januvia	1,044	1,058	1,928	1,916
Janumet	554	519	1,063	995
General Medicine and Women’s Health
NuvaRing	182	178	348	346
Implanon/Nexplanon	124	119	261	221
Dulera	120	103	251	205
Follistim AQ	111	102	193	213
Hospital and Specialty
Hepatitis
PegIntron	52	103	108	216
HIV
Isentress	375	453	760	843
Hospital Acute Care
Cubicin (1)	293	6	480	11
Cancidas	134	156	297	322
Invanz	139	134	271	249
Noxafil	117	98	228	172
Bridion	87	82	172	155
Primaxin	88	81	153	151
Immunology
Remicade	455	607	956	1,211
Simponi	169	174	327	330
Oncology
Emend	134	144	255	266
Keytruda	110	—	192	—
Temodar	80	93	155	176
Diversified Brands
Respiratory
Nasonex	215	258	504	570
Singulair	212	284	457	554
Clarinex	55	69	106	131
Other
Cozaar/Hyzaar	189	214	374	419
Arcoxia	115	141	238	268
Fosamax	96	121	190	245
Propecia	39	58	92	131
Zocor	63	69	112	133
Vaccines (2)
Gardasil/Gardasil 9	427	409	785	792
ProQuad/M-M-R II/Varivax	358	326	705	606
RotaTeq	89	147	281	316
Zostavax	149	156	324	298
Pneumovax 23	106	102	216	203
Other pharmaceutical (3)	1,128	1,389	2,206	2,769
Total Pharmaceutical segment sales	8,564	9,087	16,830	17,538
Other segment sales (4)	858	1,796	1,732	3,336
Total segment sales	9,422	10,883	18,562	20,874
Other (5)	363	51	648	324
	$9,785	$10,934	$19,210	$21,198

(1)	Sales of Cubicin in 2015 represent sales subsequent to the Cubist acquisition date. Sales of Cubicin in 2014 reflect sales in Japan pursuant to a previously existing licensing agreement.

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

(5)
Other revenues are primarily comprised of miscellaneous corporate revenues, including revenue hedging activities, as well as third-party manufacturing sales. Other revenues in the first six months of 2014 include $232 million received by Merck in connection with the sale of the U.S. marketing rights to Saphris.

The provision for discounts includes indirect customer discounts that occur when a contracted customer purchases directly through an intermediary wholesale purchaser, known as chargebacks, as well as indirectly in the form of rebates owed based upon definitive contractual agreements or legal requirements with private sector and public sector (Medicaid and Medicare Part D) benefit providers, after the final dispensing of the product by a pharmacy to a benefit plan participant. These discounts, in the aggregate, reduced sales by $2.0 billion and $1.7 billion for the three months ended June 30, 2015 and 2014, respectively, and by $3.7 billion and $3.1 billion for the six months ended June 30, 2015 and 2014, respectively. Inventory levels at key U.S. wholesalers for each of the Company’s major pharmaceutical products are generally less than one month.
Pharmaceutical Segment
Primary Care and Women’s Health
Cardiovascular
Combined global sales of Zetia (marketed in most countries outside the United States as Ezetrol) and Vytorin (marketed outside the United States as Inegy), medicines for lowering LDL cholesterol, were $955 million in the second quarter of 2015, a decline of 16% compared with the second quarter of 2014 including an 8% unfavorable effect from foreign exchange. Combined worldwide sales of Zetia and Vytorin were $1.8 billion in the first six months of 2015, a decline of 12% compared with the same period in 2014 including a 6% unfavorable effect from foreign exchange. The declines in both periods were driven primarily by lower volumes of Ezetrol in Canada where it lost market exclusivity in September 2014, as well as by lower volumes in the United States and pricing declines in Europe, partially offset by higher pricing in the United States.
In November 2014, Merck announced that the investigational IMPROVE-IT study (IMProved Reduction of Outcomes: Vytorin Efficacy International Trial) met its primary and all secondary composite efficacy endpoints. In IMPROVE-IT, patients taking Vytorin - which combines simvastatin with Zetia - experienced significantly fewer major cardiovascular events (as measured by a composite of cardiovascular death, non-fatal myocardial infarction, non-fatal stroke, re-hospitalization for unstable angina or coronary revascularization occurring at least 30 days after randomization) than patients treated with simvastatin alone. The results from this 18,144 patient study of high-risk patients presenting with acute coronary syndromes were presented at the American Heart Association 2014 Scientific Sessions. In April 2015, Merck submitted the data from IMPROVE-IT to the U.S. Food and Drug Administration (the “FDA”) to support a new indication for reduction of cardiovascular events for Vytorin and Zetia. Vytorin and Zetia are currently indicated for use along with a healthy diet to reduce elevated LDL cholesterol in patients with hyperlipidemia. The current U.S. Prescribing Information for both products states that the effect of ezetimibe on cardiovascular morbidity and mortality, alone or incremental to statin therapy, has not been determined.
By agreement, a generic manufacturer may launch a generic version of Zetia in the United States in December 2016. The U.S. patent and exclusivity periods for Zetia and Vytorin otherwise expire in April 2017. The Company has market exclusivity for Ezetrol in major European markets until October 2017; however, the Company expects to apply for pediatric extensions to the term which would extend the date to April 2018. The Company has market exclusivity for Inegy in those markets until April 2019.
In May 2014, Merck announced that the FDA approved Zontivity (vorapaxar) for the reduction of thrombotic cardiovascular events in patients with a history of myocardial infarction or with peripheral arterial disease. The U.S. prescribing information for Zontivity includes a boxed warning regarding bleeding risk. In January 2015, Zontivity was approved by the European Commission (the “EC”) for coadministration with acetylsalicylic acid and, where appropriate, clopidogrel, to reduce atherothrombotic events in adult patients with a history of myocardial infarction. Merck currently plans to launch Zontivity in the European Union (the “EU”) in late 2015 or early 2016. The Company continues to monitor and assess Zontivity and the related intangible asset. Merck continues to focus on building product awareness in the United States for Zontivity. If the Company’s efforts to build product awareness in the United States or the launch in the EU are not successful, the Company may take a non-cash impairment charge with respect to the Zontivity intangible asset which was $306 million at June 30, 2015.
Diabetes
Worldwide combined sales of Januvia and Janumet, medicines that help lower blood sugar levels in adults with type 2 diabetes, were $1.6 billion in the second quarter of 2015 and $3.0 billion for the first six months of 2015, increases of 1% and 3%, respectively, compared with the same periods of 2014. Foreign exchange unfavorably affected global sales performance by 8% and 7% in the second quarter and first six months of 2015, respectively. Sales growth in both periods was driven primarily by higher pricing and higher volumes in the United States, as well as by volume growth of Janumet in the emerging markets and Europe, partially offset by volume declines of co-marketed sitagliptin in Japan.
In June 2015, Merck announced the primary results of the Trial Evaluating Cardiovascular Outcomes with Sitagliptin (TECOS), a placebo-controlled study of the cardiovascular (“CV”) safety of Merck’s DPP-4 inhibitor, Januvia (sitagliptin), added to usual care in more than 14,000 patients. The study achieved its primary composite CV endpoint of non-inferiority (defined as the time to the first confirmed event of any of the following: CV-related death, nonfatal myocardial infarction, nonfatal stroke, or hospitalization for unstable angina) compared to usual care without sitagliptin. In addition, there was no increase in hospitalization for heart failure and rates of all-cause mortality were similar in both treatments groups, which were two key secondary endpoints. These data were presented at the annual scientific meeting of the American Diabetes Association in June 2015.

General Medicine and Women’s Health
Worldwide sales of NuvaRing (etonogestrel/ethinyl estradiol vaginal ring), a vaginal contraceptive product, increased 2% in the second quarter of 2015 to $182 million and grew 1% in the first six months of 2015 to $348 million compared with the same periods of 2014, primarily reflecting higher pricing in the United States. Foreign exchange unfavorably affected global sales performance by 8% and 6% in the second quarter and first six months of 2015, respectively.
Worldwide sales of Implanon/Nexplanon, single-rod subdermal contraceptive implants, grew 4% to $124 million in the second quarter of 2015 and increased 18% to $261 million in the first six months of 2015 compared with the same periods of 2014 driven primarily by higher demand in the United States and, for the year-to-date period, also volume growth in certain emerging markets reflecting timing of government tenders. Foreign exchange unfavorably affected global sales performance by 6% and 5% in the second quarter and first six months of 2015, respectively.
Global sales of Dulera Inhalation Aerosol, a combination medicine for the treatment of asthma, grew 17% to $120 million in the second quarter of 2015 and rose 22% to $251 million in the first six months of 2015 compared with the same periods of 2014 driven primarily by higher demand in the United States.
Global sales of Follistim AQ (follitropin beta injection) (marketed in most countries outside the United States as Puregon), a fertility treatment, increased 9% in the second quarter of 2015 to $111 million compared with the second quarter of 2014 reflecting higher pricing in the United States. Worldwide sales of Follistim AQ declined 9% in the first six months of 2015 to $193 million compared with the same period of 2014 driven largely by volume declines in the emerging markets, partially offset by higher pricing in the United States. Foreign exchange unfavorably affected global sales performance by 10% and 8% in the second quarter and first six months of 2015, respectively. The patent that provided market exclusivity for Follistim AQ in the United States expired in June 2015.
Hospital and Specialty
Hepatitis
Worldwide sales of PegIntron, a treatment for chronic hepatitis C virus (“HCV”), were $52 million in the second quarter of 2015 and $108 million in the first six months of 2015, declines of 50% compared with the corresponding periods of 2014. The sales declines were driven by lower volumes in all regions as the availability of newer therapeutic options continues to reduce market share. Foreign exchange unfavorably affected global sales performance by 6% in the second quarter of 2015 and by 5% in the first six months of 2015.
Worldwide sales of Victrelis, an oral medicine for the treatment of chronic HCV, were $10 million in the second quarter of 2015 compared with $46 million in the second quarter of 2014 and were $17 million in the first six months of 2015 compared with $105 million in the first six months of 2014. The sales declines were driven by lower volumes in Europe and most of the emerging markets as the availability of newer therapeutic options continues to result in loss of market share.
HIV
Global sales of Isentress, an HIV integrase inhibitor for use in combination with other antiretroviral agents for the treatment of HIV-1 infection, were $375 million in the second quarter of 2015, a decline of 17% compared with the second quarter of 2014 including a 7% unfavorable effect from foreign exchange. Sales performance reflects lower volumes in the emerging markets driven in part by the timing of shipments in Latin America, as well as volume declines in the United States that were partially offset by higher pricing. Worldwide sales of Isentress were $760 million in the first six months of 2015, a decrease of 10% compared with the same period of 2014 including an 8% unfavorable effect from foreign exchange. The sales decline was driven primarily by lower volumes in the United States, Europe and the Middle East Africa region, partially offset by higher pricing in the United States and, in the year-to-date period, also by higher volumes in Latin America.
Hospital Acute Care
In January 2015, Merck acquired Cubist, a leader in the development of therapies to treat serious infections caused by a broad range of bacteria. Cubist’s products include Cubicin (daptomycin for injection), an I.V. antibiotic for complicated skin and skin structure infections or bacteremia, when caused by designated susceptible organisms. Sales of Cubicin were $293 million in the second quarter of 2015 and $480 million subsequent to the acquisition through June 30, 2015. In many markets outside of the United States, Cubist is commercialized by other companies in accordance with distribution agreements established prior to Merck’s acquisition of Cubist. See Note 9 to the interim consolidated financial statements for a discussion of patent litigation related to Cubicin.
Cubist’s products also include Zerbaxa (ceftolozane and tazobactam), a combination product approved by the FDA in December 2014 for the treatment of adults with complicated urinary tract infections caused by designated susceptible Gram-negative organisms or with complicated intra-abdominal infections caused by designated susceptible Gram-negative and Gram-positive organisms, and Sivextro (tedizolid phosphate), a product approved by the FDA in June 2014 for the treatment of acute bacterial skin and skin structure infections (“ABSSSI”) in adults caused by designated susceptible Gram-positive organisms.

Sivextro was also approved by the EC in March 2015 for the treatment of ABSSSI in adults. The Company began launching Sivextro in the second quarter of 2015. In July 2015, Merck announced that the Committee for Medicinal Products for Human Use (“CHMP”) of the European Medicines Agency (“EMA”) adopted a positive opinion recommending approval of Zerbaxa for the treatment of the following infections in adults: complicated intra-abdominal infections, acute pyelonephritis, and complicated urinary tract infections. The CHMP positive opinion will be reviewed by the EC. If the EC affirms the CHMP opinion, it will grant a centralized marketing authorization with unified labeling that is valid in the 28 countries that are members of the EU, as well as European Economic Area members, Iceland, Liechtenstein and Norway.
Global sales of Cancidas (caspofungin acetate), an anti-fungal product, decreased 14% in the second quarter of 2015 to $134 million and declined 8% in the first six months of 2015 to $297 million compared with the same prior year periods. Sales performance in the second quarter and first six months of 2015 reflect 15% and 13% unfavorable effects from foreign exchange, respectively, partially offset by volume growth in certain emerging markets.
Worldwide sales of Noxafil, for the prevention of invasive fungal infections, grew 19% in the second quarter of 2015 to $117 million and increased 32% in the first six months of 2015 to $228 million compared with the same periods of 2014 driven by volume growth and higher pricing in the United States and volume growth in Europe reflecting a positive impact from the approval of new formulations. Foreign exchange unfavorably affected global sales performance by 14% in both the second quarter and first six months of 2015.
Bridion (sugammadex) Injection, for the reversal of two types of neuromuscular blocking agents used during surgery, is approved and has been launched in many countries outside of the United States. Sales of Bridion grew 6% to $87 million in the second quarter of 2015 and rose 11% to $172 million in the first six months of 2015 compared with the same periods of 2014. Sales growth was driven by volume growth in all markets. Foreign exchange unfavorably affected global sales performance by 21% and 19% in the second quarter and first six months of 2015, respectively. In September 2013, the Company received a Complete Response Letter (“CRL”) from the FDA for the resubmission of the New Drug Application (“NDA”) for Bridion. To address the CRL, the Company conducted a new hypersensitivity study and, in October 2014, resubmitted the NDA to the FDA. In April 2015, the Company received a CRL from the FDA for Bridion in which the FDA requested additional sensitivity analysis related to a hypersensitivity study (Protocol 101). In July 2015, the FDA accepted Merck’s resubmission of the NDA for Bridion with a Prescription Drug User Fee Act (“PDUFA”) action date of December 19, 2015. The FDA plans to hold an advisory committee meeting with respect to Bridion in November 2015.
Immunology
Sales of Remicade, a treatment for inflammatory diseases (marketed by the Company in Europe, Russia and Turkey), were $455 million in the second quarter of 2015, a decline of 25% compared with the second quarter of 2014, and were $956 million in the first six months of 2015, a decrease of 21% compared with the same period in 2014. Foreign exchange unfavorably affected sales performance by 18% and 16% in the second quarter and first six months of 2015, respectively. In February 2015, the Company lost market exclusivity for Remicade in major European markets and the Company is experiencing pricing and volume declines in these markets as a result of biosimilar competition and expects the Remicade sales decline to accelerate in the second half of 2015.
Sales of Simponi (golimumab), a once-monthly subcutaneous treatment for certain inflammatory diseases (marketed by the Company in Europe, Russia and Turkey), were $169 million in the second quarter of 2015 and $327 million for the first six months of 2015, declines of 3% and 1%, respectively, compared with the same periods in 2014. The sales declines were driven by the unfavorable effects of foreign exchange of 24% and 20% in the second quarter and first six months of 2015, respectively, that were partially offset by higher demand in Europe reflecting in part an ongoing positive impact from the ulcerative colitis indication.
Other
Other products contained in Hospital and Specialty include among others, Invanz (ertapenem sodium) for the treatment of certain infections and Primaxin (imipenem and cilastatin sodium), an anti-bacterial product.
Oncology
Global sales of Emend (aprepitant), for the prevention of chemotherapy-induced and post-operative nausea and vomiting, were $134 million in the second quarter of 2015, a decline of 7% including a 7% unfavorable effect from foreign exchange. Worldwide sales of Emend were $255 million in the first six months of 2015, a decline of 4% compared with the same period in 2014 reflecting a 6% unfavorable effect from foreign exchange that was partially offset by higher pricing in the United States.
Sales of Keytruda, an anti-PD-1 (programmed death receptor-1) therapy, were $110 million in the second quarter of 2015 and $192 million for the first six months of 2015. In September 2014, the FDA granted accelerated approval of Keytruda at a dose of 2 mg/kg every three weeks for the treatment of patients with unresectable or metastatic melanoma and disease progression following ipilimumab and, if BRAF V600 mutation positive, a BRAF inhibitor. In June 2015, Merck announced that the FDA accepted for review a supplemental Biologics License Application (“sBLA”) for Keytruda for the treatment of patients with advanced non-small cell lung cancer (“NSCLC”) whose disease has progressed on or after platinum-containing chemotherapy and an FDA-approved therapy for EGFR or ALK genomic tumor aberrations, if present. The FDA granted Priority Review with a PDUFA action date of October 2, 2015. The sBLA will be reviewed under the FDA’s Accelerated Approval program. The Company also submitted data from the KEYNOTE-002 study in ipilimumab-refractory melanoma as part of an sBLA to the FDA.
In March 2015, Merck announced that the randomized, pivotal Phase 3 study (KEYNOTE-006) investigating Keytruda compared to ipilimumab in the first-line treatment of patients with advanced melanoma met its two primary endpoints of progression-free survival and overall survival. The trial will be stopped early based on the recommendation of the study’s independent Data Monitoring Committee. In KEYNOTE-006, Keytruda demonstrated a statistically significant and clinically meaningful improvement in overall survival and progression-free survival compared to ipilimumab. The safety profile of Keytruda in this trial was similar to the safety profile previously reported in advanced melanoma. Keytruda is the first anti-PD-1 therapy to demonstrate a survival advantage compared to the standard of care for the first-line treatment of advanced melanoma. The Company has filed an sBLA with the FDA for Keytruda for the first-line treatment of advanced melanoma based on this data.
In July 2015, Merck announced that the EC approved Keytruda for the treatment of advanced (unresectable or metastatic) melanoma in adults. The EC approval of Keytruda is based on data from three clinical studies conducted in more than 1,500 first-line and previously-treated patients with advanced melanoma. Keytruda received EC regulatory approval based on Phase 3 data which showed it is the first and only anti-PD-1 therapy to provide a statistically superior survival benefit as a monotherapy compared to ipilimumab, the current standard of care for advanced melanoma. The approval allows marketing of Keytruda in all 28 EU member states at the approved dose of 2 mg/kg every three weeks. The Company has made additional regulatory filings in other countries and further filings are planned.
The Keytruda clinical development program includes studies across a broad range of cancer types (see “Research and Development” below).
Other products contained in Oncology include among others, Temodar (temozolomide) (marketed as Temodal outside the United States), a treatment for certain types of brain tumors.
Diversified Brands
Merck’s diversified brands include human health pharmaceutical products that are approaching the expiration of their marketing exclusivity or are no longer protected by patents in developed markets, but continue to be a core part of the Company’s offering in other markets around the world.
Respiratory
Global sales of Nasonex, an inhaled nasal corticosteroid for the treatment of nasal allergy symptoms, declined 16% to $215 million in the second quarter of 2015 and decreased 11% to $504 million in the first six months of 2015 compared with the same periods of 2014. Foreign exchange unfavorably affected global sales performance by 5% and 6% in the second quarter and first six months of 2015, respectively. The declines were driven primarily by lower volumes in the United States and Europe that were partially offset by higher pricing in the United States. By agreement, generic manufacturers were able to launch a generic version of Nasonex in most European markets on January 1, 2014 and generic versions of Nasonex have since launched in several of these markets. Accordingly, the Company continues to experience volume declines in Nasonex sales in Europe. In 2009, Apotex Inc. and Apotex Corp. (collectively, “Apotex”) filed an application with the FDA seeking approval to sell its generic version of Nasonex. In June 2012, the U.S. District Court for the District of New Jersey ruled against the Company in a patent infringement suit against Apotex holding that Apotex’s generic version of Nasonex does not infringe on the Company’s formulation patent. In June 2013, the Court of Appeals for the Federal Circuit issued a decision affirming the U.S. District Court decision and the Company has exhausted all of its appeal options. Apotex has not yet launched a generic version of Nasonex in the United States; however, if Apotex’s generic version becomes available, significant losses of U.S. Nasonex sales could occur. U.S. sales of Nasonex were $267 million for the first six months of 2015.
Worldwide sales of Singulair, a once-a-day oral medicine for the chronic treatment of asthma and for the relief of symptoms of allergic rhinitis, were $212 million in the second quarter of 2015, a decrease of 25% compared with the second quarter of 2014 including a 9% unfavorable effect from foreign exchange. Global sales of Singulair were $457 million in the first six months of 2015, a decline of 18% compared with the same period in 2014 including a 10% unfavorable effect from foreign exchange. Sales performance in both periods primarily reflects lower volumes in Japan due to the timing of shipments and lower demand in Europe as a result of generic competition. The Company has lost market exclusivity for Singulair in the United States and in most major international markets with the exception of Japan and expects generic competition in these markets to continue. The patent that provides market exclusivity for Singulair in Japan will expire in 2016.

Other
Global sales of Cozaar (losartan potassium) and Hyzaar (losartan potassium and hydrochlorothiazide) (a combination of Cozaar and hydrochlorothiazide), treatments for hypertension, were $189 million in the second quarter of 2015 and $374 million in the first six months of 2015, declines of 12% and 11%, respectively, compared with the same periods of 2014. Foreign exchange unfavorably affected global sales performance by 7% for both the second quarter and first six months of 2015. The sales declines were driven primarily by lower volumes in Japan and Europe that were partially offset by higher demand in China and Latin America. The patents that provided market exclusivity for Cozaar and Hyzaar in the United States and in most major international markets have expired. Accordingly, the Company is experiencing declines in Cozaar and Hyzaar sales and expects the declines to continue.
Other products contained in Diversified Brands include among others, Clarinex (desloratadine), a non-sedating antihistamine; Arcoxia (etoricoxib) for the treatment of arthritis and pain; Fosamax (alendronate sodium) (marketed as Fosamac in Japan) and Fosamax Plus D (alendronate sodium/cholecalciferol) (marketed as Fosavance throughout the EU) for the treatment and, in the case of Fosamax, prevention of osteoporosis; Zocor (simvastatin), a statin for modifying cholesterol; and Propecia (finasteride), a product for the treatment of male pattern hair loss.
Vaccines
The following discussion of vaccines does not include sales of vaccines sold in most major European markets through Sanofi Pasteur MSD (“SPMSD”), the Company’s joint venture with Sanofi Pasteur, the results of which are reflected in equity income from affiliates included in Other (income) expense, net (see “Selected Joint Venture and Affiliate Information” below). Supply sales to SPMSD, however, are included.
Merck’s sales of Gardasil (Human Papillomavirus Quadrivalent [Types 6, 11, 16 and 18] Vaccine, Recombinant)/Gardasil 9 (Human Papillomavirus 9-valent Vaccine, Recombinant), vaccines to help prevent certain diseases caused by certain types of human papillomavirus (“HPV”), increased 4% in the second quarter of 2015 to $427 million driven by higher sales in the United States due to pricing. Merck’s sales of Gardasil/Gardasil 9 declined 1% in the first six months of 2015 to $785 million compared with the same prior year period reflecting lower sales in Latin America due to timing of government tenders, partially offset by higher sales in the United States due to pricing.
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
Merck’s sales of ProQuad, a pediatric combination vaccine to help protect against measles, mumps, rubella and varicella, were $136 million in the second quarter of 2015 compared with $94 million in the second quarter of 2014 and were $221 million in the first six months of 2015 compared with $159 million in the first six months of 2014. Sales growth in the second quarter and first six months of 2015 reflects higher public sector purchases and, for the year-to-date period, also higher demand resulting from measles outbreaks in the United States. Merck’s sales of M‑M‑R II, a vaccine to help protect against measles, mumps and rubella, were $75 million for the second quarter of 2015 compared with $85 million for the second quarter of 2014 and were $182 million in the first six months of 2015 compared with $163 million in the first six months of 2014. Sales growth for M-M-R II in the year-to-date period was driven primarily by higher sales in the United States reflecting higher demand resulting from measles outbreaks and higher pricing. Merck’s sales of Varivax, a vaccine to help prevent chickenpox (varicella), were $147 million for the second quarter of 2015 compared with $148 million for the second quarter of 2014 and were $302 million in the first six months of 2015 compared with $284 million in the first six months of 2014. Sales growth in the first six months of 2015 reflects higher volumes in certain emerging markets.
Merck’s sales of RotaTeq, a vaccine to help protect against rotavirus gastroenteritis in infants and children, were $89 million in the second quarter of 2015, a decline of 40% compared with the second quarter of 2014 including a 4% unfavorable effect from foreign exchange. Merck’s sales of RotaTeq were $281 million in the first six months of 2015, a decrease of 11% compared with the same period of 2014 including a 3% unfavorable effect from foreign exchange. The sales decline in both periods was primarily driven by the effects of public sector purchasing in the United States.
Merck’s sales of Zostavax (Zoster Vaccine Live), a vaccine to help prevent shingles (herpes zoster) in adults 50 years of age and older, were $149 million in the second quarter of 2015, a decline of 4% compared with the second quarter of 2014 including a 1% unfavorable effect from foreign exchange, driven by lower volumes in the United States that were partially offset by higher pricing. Merck’s sales of Zostavax were $324 million in the first six months of 2015, an increase of 9% compared with the same period of 2014 including a 1% unfavorable effect from foreign exchange, primarily reflecting higher demand and higher pricing in the United States, as well as higher volumes in Canada. The Company is continuing to educate U.S. customers on the broad managed care coverage for Zostavax and the process for obtaining reimbursement. Merck is continuing to launch Zostavax outside of the United States.
Other Segments
The Company’s other segments are the Animal Health and Alliances segments, which are not material for separate reporting. Prior to its disposition on October 1, 2014, the Company also had a Consumer Care segment which had sales of $583 million and $1.1 billion in the second quarter and first six months of 2014, respectively.
Animal Health
Animal Health includes pharmaceutical and vaccine products for the prevention, treatment and control of disease in all major farm and companion animal species. Animal Health sales are affected by competition and the frequent introduction of generic products. Global sales of Animal Health products totaled $840 million for the second quarter of 2015, a decline of 4% compared with the second quarter of 2014 including a 14% unfavorable effect from foreign exchange. Sales of Animal Health products were $1.7 billion for the first six months of 2015, a decline of 1% compared with the first six months of 2015 including a 13% unfavorable effect from foreign exchange. Sales performance in both periods reflects volume growth in companion animal products, driven primarily by higher sales of Bravecto (fluralaner) chewable tablets for dogs to treat fleas and ticks that began launching in Europe and the United States in the second quarter of 2014, as well as higher sales of swine products.
Alliances
The alliances segment includes results from the Company’s relationship with AZLP. On June 30, 2014, AstraZeneca exercised its option to buy Merck’s interest in a subsidiary and, through it, Merck’s interest in Nexium and Prilosec. As a result, as of July 1, 2014, the Company no longer records equity income from AZLP and supply sales to AZLP, primarily relating to sales of Nexium and Prilosec, have terminated (see “Selected Joint Venture and Affiliate Information” below). Revenue from AZLP was $316 million and $463 million in the second quarter and first six months of 2014, respectively.
Costs, Expenses and Other
In 2013, the Company initiated actions under a global restructuring program (the “2013 Restructuring Program”) as part of a global initiative to sharpen its commercial and research and development focus. As part of the program, the Company expects to reduce its total workforce by approximately 8,500 positions. These workforce reductions will primarily come from the elimination of positions in sales, administrative and headquarters organizations, as well as research and development. The Company will also reduce its global real estate footprint and continue to improve the efficiency of its manufacturing and supply network. The Company will continue to hire employees in strategic growth areas of the business as necessary. The Company recorded total pretax costs of $159 million and $229 million in the second quarter of 2015 and 2014, respectively, and $217 million and $389 million in the first six months of 2015 and 2014, respectively, related to this restructuring program. The actions under the 2013 Restructuring Program are expected to be substantially completed by the end of 2015 with the cumulative pretax costs estimated to be approximately $3.0 billion. The Company estimates that approximately two-thirds of the cumulative pretax costs will result in cash outlays, primarily related to employee separation expense. Approximately one-third of the cumulative pretax costs are non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested. The Company expects the actions under the 2013 Restructuring Program to result in annual net cost savings of approximately $2.0 billion by the end of 2015. The Company anticipates that the actions under the 2013 Restructuring Program, combined with actions under the Merger Restructuring Program (discussed below), will result in annual net cost savings of $2.5 billion by the end of 2015 compared with full-year 2012 expense levels.
In 2010, subsequent to the Merck and Schering-Plough Corporation (“Schering-Plough”) merger (the “Merger”), the Company commenced actions under a global restructuring program (the “Merger Restructuring Program”) designed to streamline the cost structure of the combined company. Further actions under this program were initiated in 2011. The actions under this program primarily reflect the elimination of positions in sales, administrative and headquarters organizations, as well as from the sale or closure of certain manufacturing and research and development sites and the consolidation of office facilities. The Company recorded total pretax costs of $169 million and $192 million in the second quarter of 2015 and 2014, respectively, and $336 million and $358 million in the first six months of 2015 and 2014, respectively, related to this restructuring program. The non-manufacturing related restructuring actions under the Merger Restructuring Program were substantially completed by the end of 2013. The remaining actions under this program primarily relate to ongoing manufacturing facility rationalizations, which are expected to be substantially completed by the end of 2016. The Company expects the estimated total cumulative pretax costs for this program to be approximately $8.5 billion. The Company estimates that approximately two-thirds of the cumulative pretax costs relate to cash outlays, primarily related to employee separation expense. Approximately one-third of the cumulative pretax costs are non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested. The Company expects the Merger Restructuring Program to yield annual savings upon completion of the program of approximately $4.0 billion to $4.6 billion.

The Company anticipates that total costs associated with restructuring activities in 2015 for both the 2013 Restructuring Program and the Merger Restructuring Program will be in the range of $850 million to $950 million.
The costs associated with all of these restructuring activities are primarily comprised of accelerated depreciation recorded in Materials and production, Marketing and administrative and Research and development and separation costs recorded in Restructuring costs (see Note 2 to the interim consolidated financial statements).
Materials and Production
Materials and production costs were $3.8 billion for the second quarter of 2015, a decrease of 23% compared with the second quarter of 2014 and were $7.3 billion in the first six months of 2015, a decline of 17% compared with the same period of 2014. Costs in the second quarter of 2015 and 2014 include $1.2 billion and $1.1 billion, respectively, and for the first six months of 2015 and 2014 include $2.4 billion and $2.2 billion, respectively, of expenses for the amortization of intangible assets recognized in connection with acquisitions. In addition, expenses for the second quarter and first six months of 2015 include $44 million and $65 million, respectively, of amortization of purchase accounting adjustments to Cubist’s inventories. In addition, costs include intangible asset impairment charges of $12 million for the first six months of 2015 and $660 million for the second quarter and first six months of 2014 (see Note 6 to the interim consolidated financial statements). Included in materials and production costs are costs associated with restructuring activities which amounted to $105 million and $171 million in the second quarter of 2015 and 2014, respectively, and $210 million and $290 million in the first six months of 2015 and 2014, respectively, including accelerated depreciation and asset write-offs related to the planned sale or closure of manufacturing facilities. Separation costs associated with manufacturing-related headcount reductions have been incurred and are reflected in Restructuring costs as discussed below.
Gross margin was 61.6% in the second quarter of 2015 compared with 55.2% in the second quarter of 2014 and was 61.9% in the first six months of 2015 compared with 58.5% in the first six months of 2014. The amortization of intangible assets and purchase accounting adjustments to inventories, as well as the restructuring and impairment charges noted above reduced gross margin by 13.8 and 17.4 percentage points for the second quarter of 2015 and 2014, respectively, and by 14.0 and 14.8 percentage points for the first six months of 2015 and 2014, respectively. Excluding the impact of these items, the gross margin increase in the second quarter and first six months of 2015 compared with the corresponding prior year periods was driven primarily by lower inventory discards and the favorable effects of foreign exchange. In addition, in the first six months of 2015, product mix, including the impacts of acquisitions and divestitures, also contributed to the gross margin improvement.
Marketing and Administrative
Marketing and administrative expenses decreased 12% to $2.6 billion in the second quarter of 2015 compared with the second quarter of 2014 and declined 8% to $5.2 billion in the first six months of 2015 compared with the same period of 2014. The declines largely reflect the prior year divestiture of MCC, favorable effects from foreign exchange, as well as lower selling costs, partially offset by higher promotional spending largely related to product launches, as well as higher costs related to the January acquisition of Cubist. Expenses for the second quarter of 2015 and 2014 include $17 million and $44 million, respectively, and for the first six months of 2015 and 2014 include $53 million and $75 million, respectively, of restructuring costs, related primarily to accelerated depreciation for facilities to be closed or divested. Separation costs associated with sales force reductions have been incurred and are reflected in Restructuring costs as discussed below. Marketing and administrative expenses also include acquisition and divestiture-related costs of $136 million and $32 million in the second quarter of 2015 and 2014, respectively, and $363 million and $43 million in the first six months of 2015 and 2014, respectively, consisting of integration, transaction, and certain other costs related to business acquisitions, including severance costs which are not part of the Company’s formal restructuring programs, as well as transaction and certain other costs related to divestitures.
Research and Development
Research and development expenses were $1.7 billion for the second quarter of 2015, essentially flat compared with the second quarter of 2014, reflecting acquired in-process research and development (“IPR&D”) impairment charges and higher costs related to the acquisition of Cubist that were largely offset by the favorable effects of foreign exchange and the prior year divestiture of MCC. Research and development expenses were $3.4 billion for the first six months of 2015, an increase of 5% compared with the same period in 2014, driven primarily by higher licensing costs, higher expenses related to the fair value measurement of contingent consideration, IPR&D impairment charges and increased expenses related to the acquisition of Cubist, partially offset by the favorable effects of foreign exchange, the prior year divestiture of MCC and lower restructuring costs.
Research and development expenses are comprised of the costs directly incurred by Merck Research Laboratories (“MRL”), the Company’s research and development division that focuses on human health-related activities, which were approximately $980 million and $900 million in the second quarter of 2015 and 2014, respectively, and were $1.9 billion and $1.8 billion for the first six months of 2015 and 2014, respectively. Also included in research and development expenses are costs incurred by other divisions in support of research and development activities, including depreciation, production and general and administrative, as well as licensing activity, and certain costs from operating segments, including the Pharmaceutical and Animal

Health segments, which in the aggregate were approximately $600 million and $720 million for the second quarter of 2015 and 2014, respectively, and $1.4 billion for both the first six months of 2015 and 2014. Research and development expenses also include IPR&D impairment charges of $59 million and $61 million in the second quarter and first six months of 2015, respectively, (see Note 6 to the interim consolidated financial statements). In addition, during the second quarter and first six months of 2015, the Company recorded charges of $12 million and $73 million, respectively, to increase the estimated fair value of liabilities for contingent consideration (see Note 4 to the interim consolidated financial statements). Research and development expenses also reflect accelerated depreciation and asset abandonment costs associated with restructuring activities of $15 million and $43 million in the second quarter of 2015 and 2014, respectively, and $17 million and $94 million for the first six months of 2015 and 2014, respectively.
Restructuring Costs
Restructuring costs, primarily representing separation and other related costs associated with restructuring activities, were $191 million and $163 million for the second quarter of 2015 and 2014, respectively, and were $273 million and $288 million for the first six months of 2015 and 2014, respectively. Costs in the second quarter of 2015 and 2014 include $106 million and $42 million, respectively, and in the first six months of 2015 and 2014 include $123 million and $48 million, respectively, of costs related to the 2013 Restructuring Program. The remaining costs in 2015 and 2014 related to the Merger Restructuring Program. Separation costs were incurred associated with actual headcount reductions, as well as estimated expenses under existing severance programs for headcount reductions that were probable and could be reasonably estimated. Merck eliminated approximately 860 positions in the second quarter of 2015 (460 related to the 2013 Restructuring Program and 400 related to the Merger Restructuring Program). During the first six months of 2015, Merck eliminated approximately 1,950 positions (1,195 related to the 2013 Restructuring Program and 755 related to the Merger Restructuring Program). Merck eliminated approximately 1,805 positions in the second quarter of 2014 (1,375 related to the 2013 Restructuring Program and 430 related to the Merger Restructuring Program) and 3,385 positions in the first six months of 2014 (2,595 related to the 2013 Restructuring Program and 790 related to the Merger Restructuring Program). These position eliminations are comprised of actual headcount reductions, and the elimination of contractors and vacant positions. Also included in restructuring costs are curtailment, settlement and termination charges associated with pension and other postretirement benefit plans, share-based compensation and shutdown costs. For segment reporting, restructuring costs are unallocated expenses. Additional costs associated with the Company’s restructuring activities are included in Materials and production, Marketing and administrative and Research and development as discussed above.
Other (Income) Expense, Net
Other (income) expense, net was $739 million of expense in the second quarter of 2015 compared with $650 million of income in the second quarter of 2014 driven primarily by foreign exchange losses of $715 million in 2015 related to the revaluation of the Company’s net monetary assets in Venezuela (as discussed below), lower equity income from AZLP and a gain of $741 million in 2014 related to AstraZeneca’s option exercise (see Note 7 to the interim consolidated financial statements). Other (income) expense, net in the first six months of 2015 was $793 million of expense compared with $813 million of income in the same period of 2014 driven primarily by the foreign exchange losses related to Venezuela in 2015, lower equity income from AZLP and the gain on AstraZeneca’s option exercise in 2014 noted above, as well as gains of $204 million in 2014 related to the sale of the Company’s Sirna Therapeutics, Inc. (“Sirna”) subsidiary (see Note 3 to the interim consolidated financial statements) and an expense in 2015 of $78 million for a contribution of investments in equity securities to the Merck Company Foundation, partially offset by higher equity income from certain research investment funds and the recognition of deferred income.
In March 2013, the Venezuelan government announced the creation of a foreign exchange mechanism called the “Complimentary System of Foreign Currency Acquirement” (known as SICAD1) that operates similar to an auction system and allows entities in specific sectors to bid for U.S. dollars to be used for payments related to international investments and certain intangibles. In March 2014, the Venezuelan government launched another foreign exchange mechanism (known as SICAD2) and indicated that all industry sectors would be able to access SICAD2 and its use would not be restricted as to purpose. Neither SICAD1 nor SICAD2 eliminated or changed the official rate of 6.30 VEF per U.S. dollar. In February 2015, the Venezuelan government replaced SICAD2 with the Sistema Marginal de Divisas (known as SIMADI). The SIMADI market is intended to operate based on the principles of supply and demand with buyers and sellers exchanging offers to transact. The SICAD1 mechanism remains unchanged. Announcements by the Venezuelan government have indicated that essential goods, including food and medicine, will remain at the official rate of 6.30 VEF per U.S. dollar. Both the SICAD1 and SIMADI average rates are published by the Central Bank of Venezuela and at June 30, 2015, the average exchange rates inferred were 12.80 VEF per U.S. dollar and 197.30 VEF per U.S. dollar, respectively.
Year-to-date through June 30, 2015, the Company has received approximately $36 million from Venezuela for transactions that were settled at the official rate of 6.30 VEF per U.S. dollar. During the second quarter of 2015, upon evaluation of evolving economic conditions in Venezuela and volatility in the country, the Company determined it was unlikely that all outstanding net monetary assets would be settled at the official rate. Accordingly, during the second quarter of 2015, the Company recorded a charge of $715 million within Other (income) expense, net to revalue its net monetary assets in Venezuela to an amount that represents the Company’s estimate of the U.S. dollar amount that will ultimately be collected. At June 30, 2015, the Company had approximately $280 million (U.S. dollar equivalent) of remaining net monetary assets in its Venezuelan entities, of which the large majority was cash. While the remaining net monetary assets at June 30, 2015 include the Company’s estimate of the U.S. dollar amount that will be collected, it is possible that not all of these amounts will be collected and the Company may record additional charges in the future. The Company will work with the government of Venezuela to continue to import essential medicines into the country and to ensure continued positive U.S. dollar cash flows from Merck’s operations.
Segment Profits

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
Pharmaceutical segment profits	$5,282	$5,507	$10,447	$10,703
Other non-reportable segment profits	425	814	882	1,513
Other	(4,900)	(4,430)	(9,141)	(8,234)
Income before income taxes	$807	$1,891	$2,188	$3,982
Segment profits are comprised of segment sales less standard costs, certain operating expenses directly incurred by the segment, components of equity income or loss from affiliates and certain depreciation and amortization expenses. For internal management reporting presented to the chief operating decision maker, Merck does not allocate materials and production costs, other than standard costs, the majority of research and development expenses or general and administrative expenses, nor the cost of financing these activities. Separate divisions maintain responsibility for monitoring and managing these costs, including depreciation related to fixed assets utilized by these divisions and, therefore, they are not included in segment profits. Also excluded from the determination of segment profits are the amortization of purchase accounting adjustments and other acquisition-related costs, intangible asset impairment charges, restructuring costs, taxes paid at the joint venture level and a portion of equity income. Additionally, segment profits do not reflect other expenses from corporate and manufacturing cost centers and other miscellaneous income or expense. These unallocated items are reflected in “Other” in the above table. Also included in “Other” are miscellaneous corporate profits (losses), as well as operating profits (losses) related to third-party manufacturing sales.
Pharmaceutical segment profits declined 4% in the second quarter of 2015 as compared with the second quarter of 2014, reflecting the unfavorable effect of foreign exchange and an increase in operating expenses. Pharmaceutical segment profits declined 2% in the first six months of 2015 as compared with the same period of 2014, reflecting the unfavorable effect of foreign exchange, partially offset by a reduction in operating expenses.
Taxes on Income
The effective income tax rates of 14.7% and (7.5)% for the second quarter of 2015 and 2014, respectively, and 24.8% and 5.5% for the first six months of 2015 and 2014, respectively, reflect the impacts of acquisition and divestiture-related costs and restructuring costs, partially offset by the beneficial impact of foreign earnings. The effective income tax rates for the second quarter and first six months of 2015 also reflect the favorable impact of a net benefit of $370 million related to the settlement of certain federal income tax issues, as well as the unfavorable effect of foreign exchange losses related to Venezuela for which no tax benefit was recorded (see Note 13 to the to the interim consolidated financial statements) and a $75 million out of period discrete adjustment related to deferred taxes associated with prior year restructuring activities. Management considered the discrete adjustment to be immaterial to current and prior period financial statements as reported. The effective income tax rates for the second quarter and first six months of 2014 also reflect a net tax benefit of $517 million recorded in connection with AstraZeneca’s option exercise (see Note 7 to the interim consolidated financial statements). In addition, the effective income tax rate for the first six months of 2014 includes a benefit of approximately $300 million associated with a capital loss generated in the first quarter related to the sale of Sirna (see Note 3 to the interim consolidated financial statements).
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests was $1 million and $29 million in the second quarter of 2015 and 2014, respectively, and was $7 million and $55 million in the first six months of 2015 and 2014, respectively. The declines in 2015 reflect the termination of the Company’s relationship with AZLP and the resulting retirement of KBI preferred stock (see Note 7 to the interim consolidated financial statements).
Net Income and Earnings per Common Share
Net income attributable to Merck & Co., Inc. was $687 million for the second quarter of 2015 compared with $2.0 billion for the second quarter of 2014 and was $1.6 billion in the first six months of 2015 compared with $3.7 billion in the first six months of 2014. Earnings per common share assuming dilution attributable to Merck & Co., Inc. common shareholders (“EPS”) for the second quarter of 2015 were $0.24 compared with $0.68 in the second quarter of 2014 and were $0.57 in the first six months of 2015 compared with $1.25 in the first six months of 2014. The declines in net income and EPS in the second quarter and first six months of 2015 compared with the same periods of 2014 were due primarily to foreign exchange losses in 2015 related to Venezuela, gains recognized in 2014 related to AstraZeneca’s option exercise and the divestiture of Sirna and related tax benefits, and higher licensing costs in 2015, partially offset by lower intangible asset impairment charges and marketing and administrative costs in 2015.
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

A reconciliation between GAAP financial measures and non-GAAP financial measures is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions except per share amounts)	2015	2014	2015	2014
Pretax income as reported under GAAP	$807	$1,891	$2,188	$3,982
Increase (decrease) for excluded items:
Acquisition and divestiture-related costs	1,448	1,756	2,988	2,893
Restructuring costs	328	421	553	747
Other items:
Foreign exchange losses related to Venezuela	715	—	715	—
Gain on AstraZeneca option exercise	—	(741)	—	(741)
Other	—	—	(14)	—
	3,298	3,327	6,430	6,881
Taxes on income as reported under GAAP	119	(142)	542	218
Estimated tax benefit on excluded items (1)	367	947	645	1,214
Net tax benefit from settlement of certain federal income tax issues	370	—	370	—
Tax benefit related to sale of Sirna Therapeutics, Inc. subsidiary	—	—	—	300
	856	805	1,557	1,732
Non-GAAP net income	2,442	2,522	4,873	5,149
Less: Net income attributable to noncontrolling interests	1	29	7	55
Non-GAAP net income attributable to Merck & Co., Inc.	$2,441	$2,493	$4,866	$5,094
EPS assuming dilution as reported under GAAP	$0.24	$0.68	$0.57	$1.25
EPS difference (2)	0.62	0.17	1.13	0.47
Non-GAAP EPS assuming dilution	$0.86	$0.85	$1.70	$1.72

(1)	Amounts in 2014 include a net benefit of $517 million recorded in connection with AstraZeneca’s option exercise.

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
Certain Other Items
Non-GAAP income and non-GAAP EPS exclude certain other items. These items represent substantive, unusual items that are evaluated on an individual basis. Such evaluation considers both the quantitative and the qualitative aspect of their unusual nature and generally represent items that, either as a result of their nature or magnitude, management would not anticipate that they would occur as part of the Company’s normal business on a regular basis. Excluded from non-GAAP income and non-GAAP EPS in 2015 are foreign exchange losses related to the revaluation of the Company’s net monetary assets in Venezuela (see Note 13 to the interim consolidated financial statements), as well as a net tax benefit related to the settlement of certain federal income tax issues. Excluded from non-GAAP income and non-GAAP EPS in 2014 is a gain recognized in conjunction with AstraZeneca’s option exercise, including a related net tax benefit on the transaction (see Note 7 to the interim consolidated financial statements), as well as a tax benefit from the sale of Sirna (see Note 3 to the interim consolidated financial statements).
Research and Development Update
In June 2015, Merck announced that the FDA accepted for review an sBLA for Keytruda for the treatment of patients with advanced NSCLC whose disease has progressed on or after platinum-containing chemotherapy and an FDA-approved therapy for EGFR or ALK genomic tumor aberrations, if present. The FDA granted Priority Review with a PDUFA action date of October 2, 2015. The sBLA will be reviewed under the FDA’s Accelerated Approval program. The Company also submitted data from the KEYNOTE-002 study in ipilimumab-refractory melanoma as part of an sBLA to the FDA. Keytruda was approved by the FDA in September 2014 at a dose of 2 mg/kg every three weeks for the treatment of patients with unresectable or metastatic melanoma and disease progression following ipilimumab and, if BRAF V600 mutation positive, a BRAF inhibitor. In July 2015, Merck announced that the EC approved Keytruda for the treatment of advanced (unresectable or metastatic) melanoma in adults. The EC approval of Keytruda is based on data from three clinical studies conducted in more than 1,500 first-line and previously-treated patients with advanced melanoma. Keytruda received EC regulatory approval based on Phase 3 data which showed it is the first and only anti-PD-1 therapy to provide a statistically superior survival benefit as a monotherapy compared to ipilimumab, the current standard of care for advanced melanoma. The approval allows marketing of Keytruda in all 28 EU member states at the approved dose of 2 mg/kg every three weeks.
In March 2015, Merck announced that the randomized, pivotal Phase 3 study (KEYNOTE-006) investigating Keytruda compared to ipilimumab in the first-line treatment of patients with advanced melanoma met its two primary endpoints of progression-free survival and overall survival. The trial will be stopped early based on the recommendation of the study’s independent Data Monitoring Committee. In KEYNOTE-006, Keytruda demonstrated a statistically significant and clinically meaningful improvement in overall survival and progression-free survival compared to ipilimumab. The safety profile of Keytruda in this trial was similar to the safety profile previously reported in advanced melanoma. Keytruda is the first anti-PD-1 therapy to demonstrate a survival advantage compared to the standard of care for the first-line treatment of advanced melanoma. The Company has filed an sBLA with the FDA for Keytruda for the first-line treatment of advanced melanoma based on this data.
The Keytruda clinical development program includes studies in more than 30 cancer types including: bladder, colorectal, gastric, head and neck, melanoma, non-small-cell lung, renal, triple negative breast and hematological malignancies. In addition, the Company has announced a number of collaborations with other pharmaceutical companies to evaluate novel combination regimens with Keytruda.
In July 2015, the Company announced that the FDA accepted for review Merck’s NDA for MK-5172A, grazoprevir/elbasvir (100mg/50mg), an investigational once-daily, single tablet combination therapy consisting of grazoprevir (an NS3/4A protease inhibitor) and elbasvir (an NS5A replication complex inhibitor) for the treatment of adult patients infected with chronic HCV genotypes (“GT”) 1, 4 or 6. The FDA granted priority review for MK-5172A, with a PDUFA action date of January 28,

2016. The FDA previously granted Breakthrough Therapy designation status for grazoprevir/elbasvir for the treatment of patients infected with chronic HCV GT1 with end stage renal disease on hemodialysis, and for patients infected with chronic HCV GT4. Breakthrough Therapy designation is intended to expedite the development and review of a candidate that is planned for use, alone or in combination, to treat a serious or life-threatening disease or condition when preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. As part of Merck’s broad clinical trials program, MK-5172A is being studied in multiple HCV genotypes and in patients with difficult-to-treat conditions such as HIV/HCV co-infection, advanced chronic kidney disease, inherited blood disorders, cirrhosis and those on opiate substitution therapy. Also, in July 2015, the Company announced that the EMA accepted for review the marketing authorization application (“MAA”) for grazoprevir/elbasvir for the treatment of adult patients with chronic HCV GT 1, 3, 4 or 6 infection. The EMA will initiate review of the MAA under accelerated assessment timelines. The Company plans to submit additional license applications in other markets by the end of 2015.
V920 is an investigational rVSV-EBOV (Ebola) vaccine candidate being studied in large scale Phase 2/3 clinical trials currently underway in West Africa. In November 2014, Merck and NewLink Genetics announced an exclusive licensing and collaboration agreement for the investigational Ebola vaccine.
The FDA has extended its planned review timeline of the Biologics License Application for V419, the investigational pediatric hexavalent combination vaccine, DTaP5-IPV-Hib-HepB, which is being developed and, if approved, will be commercialized through a partnership of Merck and Sanofi Pasteur. V419 is designed to help protect against six important diseases - diphtheria, tetanus, pertussis (whooping cough), polio (poliovirus types 1, 2, and 3), invasive disease caused by Haemophilus influenzae type b (Hib), and hepatitis B. The FDA has not requested additional clinical studies for licensure.
In September 2013, the Company received a CRL from the FDA for the resubmission of the NDA for Bridion. To address the CRL, the Company conducted a new hypersensitivity study and, in October 2014, resubmitted the NDA to the FDA. In April 2015, the Company received a CRL from the FDA for Bridion in which the FDA requested additional sensitivity analysis related to a hypersensitivity study (Protocol 101). In July 2015, the FDA accepted Merck’s resubmission of the NDA for Bridion with a PDUFA action date of December 19, 2015. The FDA plans to hold an advisory committee meeting with respect to Bridion in November 2015.
During the second quarter of 2015, the Company received unfavorable efficacy data from a clinical trial for MK-4261, surotomycin. The evaluation of this data, combined with an assessment of the commercial opportunity of surotomycin, resulted in an IPR&D impairment charge (see Note 6 to the interim consolidated financial statements).
In July 2015, Merck acquired cCAM, a privately held biopharmaceutical company focused on the discovery and development of novel cancer immunotherapies. Under terms of the agreement, Merck acquired all outstanding stock of cCAM in exchange for an upfront payment of $95 million in cash. In addition, cCAM shareholders of record are eligible to receive a total of up to $510 million associated with the attainment of certain clinical development, regulatory and commercial milestones. The acquisition provides Merck with several early immunotherapy candidates including cCAM’s lead pipeline candidate, CM-24, a novel monoclonal antibody targeting the immune checkpoint protein CEACAM1 that is currently being evaluated in a Phase 1 study for the treatment of advanced or recurrent malignancies, including melanoma, non-small-cell lung, bladder, gastric, colorectal, and ovarian cancers.
Also in July 2015, Merck announced that it had entered into an agreement under which Allergan plc (“Allergan”) will acquire the exclusive worldwide rights to MK-1602 and MK-8031, investigational small molecule oral calcitonin gene-related peptide (“CGRP”) receptor antagonists, which are being developed for the treatment and prevention of migraine. The agreement remains subject to expiration or termination of the waiting period under the Hart-Scott-Rodino (“HSR”) Antitrust Improvements Act of 1976. Under the terms of the agreement, Allergan will acquire these rights for an upfront payment of $250 million, $125 million of which is payable upon HSR clearance and $125 million of which is payable in April of 2016. Merck will additionally be entitled to receive potential development and commercial milestone payments and tiered double-digit royalties based on commercialization of the programs. Allergan will be fully responsible for development of the CGRP programs, as well as manufacturing and commercialization upon approval and launch of the products.
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
The chart below reflects the Company’s research pipeline as of August 3, 2015. Candidates shown in Phase 3 include specific products and the date such candidate entered into Phase 3 development. Candidates shown in Phase 2 include the most advanced compound with a specific mechanism or, if listed compounds have the same mechanism, they are each currently intended for commercialization in a given therapeutic area. Small molecules and biologics are given MK-number designations and vaccine candidates are given V-number designations. Except as otherwise noted, candidates in Phase 1, additional indications in the same therapeutic area and additional claims, line extensions or formulations for in-line products are not shown.

Phase 2	Phase 3 (Phase 3 entry date)	Under Review
Alzheimer’s Disease
MK-7622
Asthma
MK-1029
Bacterial Infection
MK-7655 (relebactam)
Breast Cancer
MK-3475 Keytruda
Cancer
MK-2206
MK-8628
Contraception, Next Generation Ring
MK-8342B
Diabetes Mellitus
MK-8521
Heart Failure
MK-1242 (vericiguat)(1)
Hepatitis C
MK-3682/MK-8742 (elbasvir)/
   MK-5172 (grazoprevir)
MK-3682/MK-8408/MK-5172
   (grazoprevir)
Hodgkin Lymphoma
MK-3475 Keytruda
Pneumoconjugate Vaccine
V114

Allergy
MK-8237, House Dust Mite (March 2014)(1,2)
Alzheimer’s Disease
MK-8931 (verubecestat) (December 2013)
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
Gastric Cancer
MK-3475 Keytruda (May 2015)
Head and Neck Cancer
MK-3475 Keytruda (November 2014)
Herpes Zoster
V212 (inactivated VZV vaccine) (December 2010)
HIV
MK-1439 (doravirine) (December 2014)
Non-Small-Cell Lung Cancer
MK-3475 Keytruda (September 2014) (EU)
Osteoporosis
MK-0822 (odanacatib) (September 2007)

Complicated Intra-Abdominal Infections (cIAI) & Complicated Urinary Tract Infections (cUTI)
MK-7625A Zerbaxa (EU)(3)
Diabetes Mellitus
MK-3102 (omarigliptin) (Japan)
Hepatitis C
MK-5172A (grazoprevir/elbasvir) (U.S./EU)
Neuromuscular Blockade Reversal
MK-8616 Bridion (U.S.)(4)
Non-Small-Cell Lung Cancer
MK-3475 Keytruda (U.S.)
Pediatric Hexavalent Combination Vaccine
V419 (U.S./EU)(5)

Footnotes:
(1)  Being developed in a collaboration.
(2)  North American rights only.
(3)  In July 2015, the CHMP of the EMA issued a positive opinion recommending approval of Zerbaxa. The EC has not yet adopted the opinion.
(4)  In April 2015, Merck received a CRL from the FDA for the resubmission of the NDA for Bridion (MK-8616). In June 2015, the FDA accepted Merck's resubmission in response to the CRL.
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
On June 30, 2014, AstraZeneca exercised its option to purchase Merck’s interest in KBI for $419 million in cash. Of this amount, $327 million reflects an estimate of the fair value of Merck’s interest in Nexium and Prilosec. This portion of the exercise price, which is subject to a true-up in 2018 based on actual sales from closing in 2014 to June 2018, was deferred and is being recognized over time in Other (income) expense, net as the contingency is eliminated as sales occur. During the second quarter and first six months of 2015, $54 million and $103 million, respectively, of the deferred income was recognized in Other income (expense), net bringing the total deferred income recognized through June 30, 2015 to $243 million. The remaining exercise price of $91 million primarily represents a multiple of ten times Merck’s average 1% annual profit allocation in the partnership for the three years prior to exercise. Merck recognized the $91 million as a gain in the second quarter of 2014 within Other (income) expense, net. As a result of AstraZeneca’s option exercise, the Company’s remaining interest in AZLP was redeemed. Accordingly, the Company also recognized a non-cash gain of approximately $650 million in the second quarter of 2014 within Other (income) expense, net resulting from the retirement of $2.4 billion of KBI preferred stock (see Note 10 to the interim consolidated financial statements), the elimination of the Company’s $1.4 billion investment in AZLP and a $340 million reduction of goodwill. This transaction resulted in a net tax benefit of $517 million in the second quarter of 2014 primarily reflecting the reversal of deferred taxes on the AZLP investment balance.
As a result of AstraZeneca exercising its option, as of July 1, 2014, the Company no longer records equity income from AZLP and supply sales to AZLP have terminated.

Sanofi Pasteur MSD
In 1994, Merck and Pasteur Mérieux Connaught (now Sanofi Pasteur S.A.) established an equally-owned joint venture to market vaccines in Europe and to collaborate in the development of combination vaccines for distribution in Europe. Total vaccine sales reported by SPMSD were $175 million and $213 million in the second quarter of 2015 and 2014, respectively, and were $337 million and $430 million for the first six months of 2015 and 2014, respectively. SPMSD sales of Gardasil were $41 million and $55 million for the second quarter of 2015 and 2014, respectively, and were $81 million and $119 million for the first six months of 2015 and 2014, respectively. The Company records the results from its interest in SPMSD and other equity method affiliates in Other (income) expense, net.

Simcere MSD Shanghai Pharmaceutical Co., Ltd.
In March 2015, Merck and Simcere Pharmaceutical Group (“Simcere”) executed a restructuring agreement in which Merck agreed to transfer its 51% ownership interest in the Simcere MSD Shanghai Pharmaceutical Co., Ltd. joint venture to Simcere. As a result, Merck deconsolidated the joint venture and recorded a net loss of $7 million in Other (income) expense, net in the first six months of 2015.
Liquidity and Capital Resources

($ in millions)	June 30, 2015	December 31, 2014
Cash and investments	$24,703	$29,234
Working capital	10,811	14,407
Total debt to total liabilities and equity	25.9%	21.8%
Cash provided by operating activities was $4.9 billion in the first six months of 2015 compared with $4.7 billion in the first six months of 2014. Cash provided by operating activities in the first six months of 2014 includes $232 million received in connection with the sale of the U.S. marketing rights to Saphris. Cash provided by operating activities continues to be the Company’s primary source of funds to finance operating needs, capital expenditures, a portion of treasury stock purchases and dividends paid to shareholders.
Cash used in investing activities was $4.1 billion in the first six months of 2015 compared with $3.9 billion in the first six months of 2014 primarily reflecting cash used for the acquisition of Cubist in 2015 (see Note 3 to the interim consolidated financial statements) and cash received in 2014 for the dispositions of businesses and in connection with AstraZeneca’s option exercise, partially offset by higher proceeds from the sales of securities and other investments and lower purchases of securities and other investments. Cash used in financing activities was $330 million in the first six months of 2015 compared with $6.7 billion in the first six months of 2014 driven primarily by higher proceeds from the issuance of debt and lower purchases of treasury stock, partially offset by higher payments on debt and lower proceeds from the exercise of stock options.
During the second quarter of 2015, the Company recorded a charge of $715 million to revalue its net monetary assets in Venezuela, the large majority of which was cash (see Note 13 to the interim consolidated financial statements).
At June 30, 2015, the total of worldwide cash and investments was $24.7 billion, including $11.4 billion of cash, cash equivalents and short-term investments and $13.3 billion of long-term investments. Generally 80%-90% of cash and investments are held by foreign subsidiaries that would be subject to significant tax payments if such cash and investments were repatriated in the form of dividends. The Company records U.S. deferred tax liabilities for certain unremitted earnings, but when amounts earned overseas are expected to be indefinitely reinvested outside of the United States, no accrual for U.S. taxes is provided. The amount of cash and investments held by U.S. and foreign subsidiaries fluctuates due to a variety of factors including the timing and receipt of payments in the normal course of business. Cash provided by operating activities in the United States continues to be the Company’s primary source of funds to finance domestic operating needs, capital expenditures, a portion of treasury stock purchases and dividends paid to shareholders.
Capital expenditures totaled $474 million and $507 million for the first six months of 2015 and 2014, respectively.
Dividends paid to stockholders were $2.6 billion for both the first six months of 2015 and 2014. In May 2015, the Board of Directors declared a quarterly dividend for the third quarter of $0.45 per share on the Company’s common stock that was paid in July 2015. In July 2015, the Board of Directors declared a quarterly dividend for the fourth quarter of $0.45 per share on the Company’s common stock that is payable in October 2015.
In March 2015, Merck’s board of directors authorized additional purchases of up to $10 billion of Merck’s common stock for its treasury. The treasury stock purchase has no time limit and will be made over time in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions. During the first six months of 2015, the Company purchased $1.7 billion (29 million shares) for its treasury. As of June 30, 2015, the Company’s share repurchase authorization was

$11.0 billion, which includes $951 million in authorized repurchases remaining under a program previously announced in March 2013.
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
Critical Accounting Policies
The Company’s significant accounting policies, which include management’s best estimates and judgments, are included in Note 2 to the consolidated financial statements for the year ended December 31, 2014 included in Merck’s Form 10‑K filed on February 27, 2015. Certain of these accounting policies are considered critical as disclosed in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Merck’s Form 10-K because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates. There have been no significant changes in the Company’s critical accounting policies since December 31, 2014.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued amended accounting guidance on revenue recognition that will be applied to all contracts with customers. The objective of the new guidance is to improve comparability of revenue recognition practices across entities and to provide more useful information to users of financial statements through improved disclosure requirements. In July 2015, the FASB voted to approve a one-year deferral of the effective date which will make this guidance effective for annual and interim periods beginning in 2018. Reporting entities may choose to adopt the standard as of the original effective date. The Company is currently assessing the impact of adoption on its consolidated financial statements.
Item 4. Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures over financial reporting for the period covered by this Form 10–Q. Based on this assessment, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2015, the Company’s disclosure controls and procedures are effective.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities for the three months ended June 30, 2015 were as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

			($ in millions)
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
April 1 - April 30	4,259,340	$57.54	$11,415
May 1 - May 31	3,688,000	$60.09	$11,193
June 1 - June 30	4,106,864	$58.97	$10,951
Total	12,054,204	$58.81	$10,951

(1)
All shares purchased during the period were made as part of a plan approved by the Board of Directors in May 2013 to purchase up to $15 billion in Merck shares. In March 2015, the Board of Directors authorized additional purchases of up to $10 billion of Merck’s common stock for its treasury.

Item 6. Exhibits

Number		Description

3.1	—	Restated Certificate of Incorporation of Merck & Co., Inc. (November 3, 2009) – Incorporated by reference to Current Report on Form 8-K filed on November 4, 2009 (No. 1-6571)

3.2	—	By-Laws of Merck & Co., Inc. (effective July 22, 2015) – Incorporated by reference to Current Report on Form 8-K filed on July 28, 2015 (No. 1-6571)

10.1	—	Merck & Co., Inc. 2010 Incentive Stock Plan (as amended and restated June 1, 2015) - Incorporated by reference to Merck & Co., Inc.’s Schedule 14A filed April 13, 2015 (No. 1-6571)

10.2	—	Merck & Co., Inc. Executive Incentive Plan (amended and restated effective June 1, 2015) - Incorporated by reference to Merck & Co., Inc.’s Schedule 14A filed April 13, 2015 (No. 1-6571)

31.1	—	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer

31.2	—	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer

32.1	—	Section 1350 Certification of Chief Executive Officer

32.2	—	Section 1350 Certification of Chief Financial Officer

101	—
The following materials from Merck & Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Interim Consolidated Statement of Income, (ii) the Interim Consolidated Statement of Comprehensive Income, (iii) the Interim Consolidated Balance Sheet, (iv) the Interim Consolidated Statement of Cash Flows, and (v) Notes to the Interim Consolidated Financial Statements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCK & CO., INC.

Date: August 6, 2015	/s/ Michael J. Holston
MICHAEL J. HOLSTON
Executive Vice President and General Counsel

Date: August 6, 2015	/s/ Rita A. Karachun
RITA A. KARACHUN
Senior Vice President Finance - Global Controller

EXHIBIT INDEX

Number		Description

3.1	—	Restated Certificate of Incorporation of Merck & Co., Inc. (November 3, 2009) – Incorporated by reference to Current Report on Form 8-K filed on November 4, 2009 (No. 1-6571)

3.2	—	By-Laws of Merck & Co., Inc. (effective July 22, 2015) - Incorporated by reference to Current Report on Form 8-K filed on July 28, 2015 (No. 1-6571)

10.1	—	Merck & Co., Inc. 2010 Incentive Stock Plan (as amended and restated June 1, 2015) - Incorporated by reference to Merck & Co., Inc.’s Schedule 14A filed April 13, 2015 (No. 1-6571)

10.2	—	Merck & Co., Inc. Executive Incentive Plan (amended and restated effective June 1, 2015) - Incorporated by reference to Merck & Co., Inc.’s Schedule 14A filed April 13, 2015 (No. 1-6571)

31.1	—	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer

31.2	—	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer

32.1	—	Section 1350 Certification of Chief Executive Officer

32.2	—	Section 1350 Certification of Chief Financial Officer

101	—
The following materials from Merck & Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Interim Consolidated Statement of Income, (ii) the Interim Consolidated Statement of Comprehensive Income, (iii) the Interim Consolidated Balance Sheet, (iv) the Interim Consolidated Statement of Cash Flows, and (v) Notes to the Interim Consolidated Financial Statements.