Form 10-K
period 2015-12-31
Merck & Co., Inc.
filed 2016-02-26
CIK 310158

As filed with the Securities and Exchange Commission on February 26, 2016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
_________________________________
FORM 10-K
(MARK ONE)

☒	Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2015
or
☐	Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the transition period from to

Commission File No. 1-6571
_________________________________
Merck & Co., Inc.
2000 Galloping Hill Road
Kenilworth, N. J. 07033
(908) 740-4000

Incorporated in New Jersey	I.R.S. Employer Identification No. 22-1918501
Securities Registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock ($0.50 par value)	New York Stock Exchange
1.125% Notes due 2021	New York Stock Exchange
1.875% Notes due 2026	New York Stock Exchange
2.500% Notes due 2034	New York Stock Exchange
Number of shares of Common Stock ($0.50 par value) outstanding as of January 31, 2016: 2,775,258,591.
Aggregate market value of Common Stock ($0.50 par value) held by non-affiliates on June 30, 2015 based on closing price on June 30, 2015: $160,710,000,000.
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
Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2016, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this report
Part III

PART I

Item 1.	Business.
Merck & Co., Inc. (Merck or the Company) is a global health care company that delivers innovative health solutions through its prescription medicines, vaccines, biologic therapies and animal health products, which it markets directly and through its joint ventures. The Company’s operations are principally managed on a products basis and are comprised of four operating segments, the Pharmaceutical, Animal Health, Alliances and Healthcare Services segments. The Pharmaceutical segment is the only reportable segment. The Pharmaceutical segment includes human health pharmaceutical and vaccine products marketed either directly by the Company or through joint ventures. Human health pharmaceutical products consist of therapeutic and preventive agents, generally sold by prescription, for the treatment of human disorders. The Company sells these human health pharmaceutical products primarily to drug wholesalers and retailers, hospitals, government agencies and managed health care providers such as health maintenance organizations, pharmacy benefit managers and other institutions. Vaccine products consist of preventive pediatric, adolescent and adult vaccines, primarily administered at physician offices. The Company sells these human health vaccines primarily to physicians, wholesalers, physician distributors and government entities. The Company also has animal health operations that discover, develop, manufacture and market animal health products, including vaccines, which the Company sells to veterinarians, distributors and animal producers. Merck’s Alliances segment primarily includes results from the Company’s relationship with AstraZeneca LP until the termination of that relationship on June 30, 2014. The Company’s Healthcare Services segment provides services and solutions that focus on engagement, health analytics and clinical services to improve the value of care delivered to patients. On October 1, 2014, the Company divested its Consumer Care segment that developed, manufactured and marketed over-the-counter, foot care and sun care products. The Company was incorporated in New Jersey in 1970.
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
Product Sales
Sales of the Company’s top pharmaceutical products, as well as total sales of animal health products, were as follows:

($ in millions)	2015	2014	2013
Total Sales	$39,498	$42,237	$44,033
Pharmaceutical	34,782	36,042	37,437
Januvia	3,863	3,931	4,004
Zetia	2,526	2,650	2,658
Janumet	2,151	2,071	1,829
Gardasil/Gardasil 9	1,908	1,738	1,831
Remicade	1,794	2,372	2,271
Isentress	1,511	1,673	1,643
ProQuad/M-M-R II/Varivax	1,505	1,394	1,306
Vytorin	1,251	1,516	1,643
Cubicin	1,127	25	24
Singulair	931	1,092	1,196
Animal Health	3,324	3,454	3,362
Consumer Care(1)	3	1,547	1,894
Other Revenues(2)	1,389	1,194	1,340

(1)	On October 1, 2014, the Company divested its Consumer Care segment that developed, manufactured and marketed over-the-counter, foot care and sun care products.

(2)	Other revenues are primarily comprised of miscellaneous corporate revenues, including revenue hedging activities, and third-party manufacturing sales.

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
Hospital and Specialty
Hepatitis: Zepatier (elbasvir and grazoprevir), approved by the U.S. Food and Drug Administration (FDA) in January 2016, for the treatment of adult patients with chronic hepatitis C virus (HCV) genotype (GT) 1 or GT4 infection, with or without ribavirin; and PegIntron (peginterferon alpha-2b) and Victrelis (boceprevir), medicines for the treatment of chronic HCV.
HIV: Isentress (raltegravir), an HIV integrase inhibitor for use in combination with other antiretroviral agents for the treatment of HIV-1 infection.
Hospital Acute Care: Cubicin (daptomycin for injection), an I.V. antibiotic for complicated skin and skin structure infections or bacteremia, when caused by designated susceptible organisms; Cancidas (caspofungin acetate), an anti-fungal product; Invanz (ertapenem sodium) for the treatment of certain infections; Noxafil (posaconazole) for the prevention of invasive fungal infections; Bridion (sugammadex) Injection, a medication for the reversal of two types of neuromuscular blocking agents used during surgery; and Primaxin (imipenem and cilastatin sodium), an anti-bacterial product.
Immunology: Remicade (infliximab), a treatment for inflammatory diseases, and Simponi (golimumab), a once-monthly subcutaneous treatment for certain inflammatory diseases, which the Company markets in Europe, Russia and Turkey.
Oncology
Keytruda (pembrolizumab) for the treatment of advanced melanoma and metastatic non-small-cell lung cancer (NSCLC) in patients whose tumors express PD-L1 with disease progression following other therapies; Emend (aprepitant) for the prevention of chemotherapy-induced and post-operative nausea and vomiting; and Temodar (temozolomide) (marketed as Temodal outside the United States), a treatment for certain types of brain tumors.
Diversified Brands
Respiratory: Singulair (montelukast), a medicine indicated for the chronic treatment of asthma and the relief of symptoms of allergic rhinitis; Nasonex (mometasone furoate monohydrate), an inhaled nasal corticosteroid for the treatment of nasal allergy symptoms; and Clarinex (desloratadine), a non-sedating antihistamine.
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

Vaccines
Gardasil (Human Papillomavirus Quadrivalent [Types 6, 11, 16 and 18] Vaccine, Recombinant)/Gardasil 9 (Human Papillomavirus 9-valent Vaccine, Recombinant), vaccines to help prevent certain diseases caused by certain types of human papillomavirus (HPV); ProQuad (Measles, Mumps, Rubella and Varicella Virus Vaccine Live), a pediatric combination vaccine to help protect against measles, mumps, rubella and varicella; M-M-R II (Measles, Mumps and Rubella Virus Vaccine Live), a vaccine to help prevent measles, mumps and rubella; Varivax (Varicella Virus Vaccine Live), a vaccine to help prevent chickenpox (varicella); Zostavax (Zoster Vaccine Live), a vaccine to help prevent shingles (herpes zoster); RotaTeq (Rotavirus Vaccine, Live Oral, Pentavalent), a vaccine to help protect against rotavirus gastroenteritis in infants and children; and Pneumovax 23 (pneumococcal vaccine polyvalent), a vaccine to help prevent pneumococcal disease.
Animal Health
The Animal Health segment discovers, develops, manufactures and markets animal health products, including vaccines. Principal products in this segment include:
Livestock Products: Nuflor antibiotic range for use in cattle and swine; Bovilis/Vista vaccine lines for infectious diseases in cattle; Banamine bovine and swine anti-inflammatory; Estrumate for the treatment of fertility disorders in cattle; Matrix fertility management for swine; Resflor, a combination broad-spectrum antibiotic and non-steroidal anti-inflammatory drug for bovine respiratory disease; Zuprevo for bovine respiratory disease; Zilmax and Revalor to improve production efficiencies in beef cattle; Safe-Guard de-wormer for cattle; M+Pac swine pneumonia vaccine; and Porcilis and Circumvent vaccine lines for infectious diseases in swine.
Poultry Products: Nobilis/Innovax, vaccine lines for poultry; and Paracox and Coccivac coccidiosis vaccines.
Companion Animal Products: Bravecto, a chewable tablet that kills fleas and ticks in dogs for up to 12 weeks; Nobivac vaccine lines for flexible dog and cat vaccination; Otomax/Mometamax/Posatex ear ointments for acute and chronic otitis; Caninsulin/Vetsulin diabetes mellitus treatment for dogs and cats; Panacur/Safeguard broad-spectrum anthelmintic (de-wormer) for use in many animals; Regumate fertility management for horses; Prestige vaccine line for horses; and Activyl/Scalibor/Exspot for protecting against bites from fleas, ticks, mosquitoes and sandflies.
Aquaculture Products: Slice parasiticide for sea lice in salmon; Aquavac/Norvax vaccines against bacterial and viral disease in fish; Compact PD vaccine for salmon; and Aquaflor antibiotic for farm-raised fish.
For a further discussion of sales of the Company’s products, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Product Approvals
In January 2016, Merck announced that the FDA approved Zepatier for the treatment of adult patients with chronic HCV GT1 or GT4 infection, with or without ribavirin.
In December 2015, Merck announced that the FDA approved an expanded age indication for Gardasil 9, Merck’s 9-valent HPV vaccine, to include use in males 16 through 26 years of age for the prevention of anal cancers, precancerous or dysplastic lesions and genital warts caused by certain HPV types. Gardasil 9 includes the greatest number of HPV types in any available HPV vaccine.
Also, in December 2015, the Company announced that the FDA approved an expanded indication for Keytruda, an anti-PD-1 (programmed death receptor-1) therapy, to include the first-line treatment of patients with unresectable or metastatic melanoma. Additionally, the FDA approved an update to the product labeling for Keytruda for the treatment of patients with ipilimumab-refractory advanced melanoma.
In October 2015, the FDA granted accelerated approval of Keytruda at a dose of 2mg/kg every three weeks for the treatment of patients with metastatic NSCLC whose tumors express PD-L1 as determined by an FDA-approved test and who have disease progression on or after platinum-containing chemotherapy. Patients with EGFR or ALK genomic tumor aberrations should have disease progression on FDA-approved therapy for these aberrations prior to receiving Keytruda. In addition to approving Keytruda for NSCLC, the FDA approved the first companion diagnostic that will enable physicians to determine the level of PD-L1 expression in a patient’s tumor.

In September 2015, Merck announced that the Japanese Pharmaceuticals and Medical Devices Agency approved Marizev (omarigliptin) 25 mg and 12.5 mg tablets, an oral, once-weekly dipeptidyl peptidase-4 (DPP-4) inhibitor indicated for the treatment of adults with type 2 diabetes. Japan is the first country to have approved omarigliptin.
Joint Ventures
Sanofi Pasteur MSD
In 1994, Merck and Pasteur Mérieux Connaught (now Sanofi Pasteur S.A.) formed a joint venture to market human vaccines in Europe and to collaborate in the development of combination vaccines for distribution in the then-existing European Union (EU) and the European Free Trade Association. Merck and Sanofi Pasteur contributed, among other things, their European vaccine businesses for equal shares in the joint venture, known as Pasteur Mérieux MSD, S.N.C. (now Sanofi Pasteur MSD, S.N.C.) (SPMSD). The joint venture maintains a presence, directly or through affiliates or branches, in Belgium, Italy, Germany, Spain, France, Austria, Ireland, Sweden, Portugal, the Netherlands, Switzerland and the United Kingdom (UK) and through distributors in the rest of its territory.
Licenses
In 1998, a subsidiary of Schering-Plough Corporation (Schering-Plough) entered into a licensing agreement with Centocor Ortho Biotech Inc. (Centocor), a Johnson & Johnson (J&J) company, to market Remicade, which is prescribed for the treatment of inflammatory diseases. In 2005, Schering-Plough’s subsidiary exercised an option under its contract with Centocor for license rights to develop and commercialize Simponi, a fully human monoclonal antibody. The Company has marketing rights to both products throughout Europe, Russia and Turkey. In 2007, Schering-Plough and Centocor revised their distribution agreement regarding the development, commercialization and distribution of both Remicade and Simponi, extending the Company’s rights to exclusively market Remicade to match the duration of the Company’s exclusive marketing rights for Simponi. In addition, Schering-Plough and Centocor agreed to share certain development costs relating to Simponi’s auto-injector delivery system. In 2009, the European Commission (EC) approved Simponi as a treatment for rheumatoid arthritis and other immune system disorders in two presentations — a novel auto-injector and a prefilled syringe. As a result, the Company’s marketing rights for both products extend for 15 years from the first commercial sale of Simponi in the EU following the receipt of pricing and reimbursement approval within the EU. Remicade lost market exclusivity in major European markets in February 2015 and the Company no longer has market exclusivity in any of its marketing territories. The Company continues to have market exclusivity for Simponi in all of its marketing territories. All profits derived from Merck’s distribution of the two products in these countries are equally divided between Merck and J&J.
Competition and the Health Care Environment
Competition
The markets in which the Company conducts its business and the pharmaceutical industry in general are highly competitive and highly regulated. The Company’s competitors include other worldwide research-based pharmaceutical companies, smaller research companies with more limited therapeutic focus, generic drug manufacturers and animal health care companies. The Company’s operations may be adversely affected by generic and biosimilar competition as the Company’s products mature, as well as technological advances of competitors, industry consolidation, patents granted to competitors, competitive combination products, new products of competitors, the generic availability of competitors’ branded products, and new information from clinical trials of marketed products or post-marketing surveillance. In addition, patent rights are increasingly being challenged by competitors, and the outcome can be highly uncertain. An adverse result in a patent dispute can preclude commercialization of products or negatively affect sales of existing products and could result in the recognition of an impairment charge with respect to intangible assets associated with certain products. Competitive pressures have intensified as pressures in the industry have grown.
Pharmaceutical competition involves a rigorous search for technological innovations and the ability to market these innovations effectively. With its long-standing emphasis on research and development, the Company is well positioned to compete in the search for technological innovations. Additional resources required to meet market challenges include quality control, flexibility to meet customer specifications, an efficient distribution system and a strong technical information service. The Company is active in acquiring and marketing products through external alliances, such as licensing arrangements, and has been refining its sales and marketing efforts to further address changing industry conditions. However, the introduction of new products and processes by competitors may result in price reductions and product displacements, even for products protected by patents. For example, the number of compounds available to treat a particular disease typically increases over time and can result in slowed sales growth or reduced sales for the Company’s products in that therapeutic category.
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
Against this backdrop, the United States enacted major health care reform legislation in 2010 (the Patient Protection and Affordable Care Act), which began to be implemented in 2010. Various insurance market reforms have advanced and state and federal insurance exchanges were launched in 2014. By the end of the decade, the law is expected to expand access to health care to about 32 million Americans who did not previously have insurance coverage. With respect to the effect of the law on the pharmaceutical industry, the law increased the mandated Medicaid rebate from 15.1% to 23.1%, expanded the rebate to Medicaid managed care utilization, and increased the types of entities eligible for the federal 340B drug discount program. The law also requires pharmaceutical manufacturers to pay a 50% point of service discount to Medicare Part D beneficiaries when they are in the Medicare Part D coverage gap (i.e., the so-called “donut hole”). Approximately $550 million, $430 million and $280 million was recorded by Merck as a reduction to revenue in 2015, 2014 and 2013, respectively, related to the donut hole provision. Also, pharmaceutical manufacturers are now required to pay an annual non-tax deductible health care reform fee. The total annual industry fee was $3.0 billion in 2015 and will remain $3.0 billion in 2016. The fee is assessed on each company in proportion to its share of prior year branded pharmaceutical sales to certain government programs, such as Medicare and Medicaid. The Company recorded $173 million, $390 million and $151 million of costs within Marketing and administrative expenses in 2015, 2014 and 2013, respectively, for the annual health care reform fee. The higher expenses in 2014 reflect final regulations on the annual health care reform fee issued by the Internal Revenue Service (IRS) on July 28, 2014. The final IRS regulations accelerated the recognition criteria for the fee obligation by one year to the year in which the underlying sales used to allocate the fee occurred rather than the year in which the fee was paid. As a result of this change, Merck recorded an additional year of expense of $193 million in 2014. On January 21, 2016, the Centers for Medicare & Medicaid Services issued the Medicaid Rebate Final Rule that implements provisions of the Patient Protection and Affordable Care Act effective April 1, 2016. The rule provides comprehensive guidance on the calculation of Average Manufacturer Price and Best Price; two metrics utilized to determine the rebates drug manufacturers are required to pay to state Medicaid programs. Merck is still evaluating the rule to determine whether it will have a material impact on Merck’s Medicaid rebate liability.
The Company also faces increasing pricing pressure globally from managed care organizations, government agencies and programs that could negatively affect the Company’s sales and profit margins. In the United States, these include (i) practices of managed care organizations, federal and state exchanges, and institutional and governmental purchasers, and (ii) U.S. federal laws and regulations related to Medicare and Medicaid, including the Medicare Prescription Drug Improvement and Modernization Act of 2003 and the Patient Protection and Affordable Care Act. Changes to the health care system enacted as part of health care reform in the United States, as well as increased purchasing power of entities that negotiate on behalf of Medicare, Medicaid, and private sector beneficiaries, could result in further pricing pressures. As an example, health care reform is contributing to an increase in the number of patients in the Medicaid program under which sales of pharmaceutical products are subject to substantial rebates.
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
Efforts toward health care cost containment remain intense in several European countries. Many countries have continued to announce and execute austerity measures, which include the implementation of pricing actions to reduce prices of generic and patented drugs and mandatory switches to generic drugs. While the Company is taking steps to mitigate the impact in these countries, the austerity measures continued to negatively affect the Company’s revenue performance in 2015 and the Company anticipates the austerity measures will continue to negatively affect revenue performance in 2016. In addition, a majority of countries attempt to contain drug costs by engaging in reference pricing in which authorities examine pre-determined markets for published prices of drugs by brand. The authorities then use price data from those markets to set new local prices for brand-name drugs, including the Company’s. Guidelines for examining reference pricing are usually set in local markets and can be changed pursuant to local regulations.
In addition, in Japan, the pharmaceutical industry is subject to government-mandated biennial price reductions of pharmaceutical products and certain vaccines, which will occur again in 2016. Furthermore, the government can order repricings for classes of drugs if it determines that it is appropriate under applicable rules.
Certain markets outside of the United States have also implemented other cost management strategies, such as health technology assessments, which require additional data, reviews and administrative processes, all of which increase the complexity, timing and costs of obtaining product reimbursement and exert downward pressure on available reimbursement.
The Company’s focus on emerging markets has increased. Governments in many emerging markets are also focused on constraining health care costs and have enacted price controls and related measures, such as compulsory licenses, that aim to put pressure on the price of pharmaceuticals and constrain market access. The Company anticipates that pricing pressures and market access challenges will continue in 2016 to varying degrees in the emerging markets.
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
Privacy and Data Protection
The Company is subject to a significant number of privacy and data protection laws and regulations globally, many of which place restrictions on the Company’s ability to efficiently transfer, access and use personal data across its business. The legislative and regulatory landscape for privacy and data protection continues to evolve. There has been increased attention to privacy and data protection issues in both developed and emerging markets with the potential to affect directly the Company’s business, including a new EU General Data Protection Regulation, which will become effective in 2018 and impose penalties up to four percent of global revenue, additional laws and regulations enacted in the United States, Europe, Asia and Latin America, increased enforcement and litigation activity in the United States and other developed markets, and increased regulatory cooperation among privacy authorities globally. The Company has adopted a comprehensive global privacy program to manage these evolving risks which has been certified as compliant with the Asia Pacific Economic Cooperation Cross-Border Privacy Rules System and is under regulatory review in the EU.
In October 2015, the Court of Justice of the EU invalidated a 2000 decision of the EC, which had held that the U.S.-EU Safe Harbor Framework (Safe Harbor) provided adequate protection for transfers of personal data from the European Economic Area to the United States. Merck had annually self-certified adherence to the Safe Harbor since 2001 and relied on the Safe Harbor for a significant number of data transfers across its business. Since November 2014, Merck has been working toward regulatory recognition of its global privacy program as meeting the EU’s binding corporate rules requirements, an alternative legal mechanism for internal company transfers. At the end of January 2016, EU review for the Company’s binding corporate rules application was completed for the 21 EU member states that participate in the EU mutual recognition process. Completion of the final EU cooperation review phase is expected in the first quarter of 2016. Binding corporate rules approval in the EU is expected to reduce the operational impact of the Safe Harbor invalidation on our global business. Cross-border data transfers to third parties that support the Company’s business will not be directly facilitated by its binding corporate rules, once approved. However, the Company anticipates that the standards its global privacy program has met through its binding corporate rules review will support its ability to comply with the new EU-U.S. Privacy Shield, a transatlantic data transfer agreement to replace the Safe Harbor, which was announced on February 2, 2016, as well as to continue to implement other data transfer mechanisms as necessary to support its business.

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

Patent portfolios developed for products introduced by the Company normally provide market exclusivity. The Company has the following key U.S. patent protection (including the potential for Patent Term Restoration and Pediatric Exclusivity where indicated) for the following marketed products:

Product	Year of Expiration (in the U.S.)(1)
Invanz	2016 (compound)/2017 (composition)
Cubicin(2)	2016 (composition)
Zostavax	2016 (use)
Dulera	2017 (formulation)/2020 (combination)
Zetia(3)/Vytorin	2017
Asmanex	2018 (formulation)
Nasonex(4)	2018 (formulation)
NuvaRing	2018 (delivery system)
Emend for Injection(5)	2019
Noxafil(5)	2019
RotaTeq	2019
Intron A	2020
Recombivax	2020 (method of making/vectors)
Januvia(5)/Janumet(5)/Janumet XR(5)	2022
Isentress(5)	2023
Bridion(5)	2026 (with pending Patent Term Restoration)
Nexplanon	2026 (device)/2027 (device with applicator)
Grastek	2026 (use)
Ragwitek	2026 (use)
Bravecto	2027 (with pending Patent Term Restoration)
Zontivity(5)	2027 (with pending Patent Term Restoration)
Gardasil/Gardasil 9	2028
Keytruda	2028
Zerbaxa(5)	2028 (with pending Patent Term Restoration)
Sivextro(5)	2028 (with pending Patent Term Restoration)
Belsomra(5)	2029
Zepatier(5)	2031

(1)
Compound patent unless otherwise noted. Certain of the products listed may be the subject of patent litigation. See Item 8. “Financial Statements and Supplementary Data,” Note 10. “Contingencies and Environmental Liabilities” below.

(2)
In a December 2014 decision of a district court action against Hospira, Inc. (Hospira), the June 2016 patent was found to be valid and infringed. Later patents for Cubicin, expiring in September 2019 and November 2020, were found to be invalid. In November 2015, the U.S. Court of Appeals for the Federal Circuit (CAFC) affirmed the lower court decision. Hospira’s application to the FDA will not be approved until at least June 2016. An earlier district court action against Teva resulted in a settlement whereby Teva can launch a generic version of Cubicin at the latest in December 2017, or earlier under certain conditions, but in no event before June 2016.

(3)	By agreement, a generic manufacturer may launch a generic version of Zetia in the United States in December 2016.

(4)
A district court decision (upheld on appeal to the CAFC) found that a proposed generic product by Apotex, a generic manufacturer, would not infringe on Merck’s Nasonex formulation patent. Thus, if Apotex’s application is approved by the FDA, it can enter the market in the United States with a generic version of Nasonex.

(5)	Eligible for 6 months Pediatric Exclusivity.
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

Under Review	Currently Anticipated Year of Expiration (in the U.S.)
V419 (pediatric hexavalent combination vaccine)	2020 (method of making/vectors)
MK-6072 (bezlotoxumab)	2025
The Company also has the following key U.S. patent protection for drug candidates in Phase 3 development:

Phase 3 Drug Candidate	Currently Anticipated Year of Expiration (in the U.S.)
V212 (inactivated varicella zoster virus (VZV) vaccine)	2016 (use)
V920 (ebola vaccine)	2023
MK-0822 (odanacatib)	2024
MK-8228 (letermovir)	2025
MK-8237 (allergy, house dust mites)	2026 (use)
MK-0859 (anacetrapib)	2027
MK-7655A (relebactam + imipenem/cilastatin)	2029
MK-3102 (omarigliptin)	2030
MK-8931 (verubecestat)	2030
MK-8835 (ertugliflozin)	2030
MK-8835A (ertugliflozin + sitagliptin)	2030
MK-8835B (ertugliflozin + metformin)	2030
MK-1439 (doravirine)	2031
MK-8342B (contraception, next generation ring)	2034
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
Royalty income in 2015 on patent and know-how licenses and other rights amounted to $221 million. Merck also incurred royalty expenses amounting to $1.2 billion in 2015 under patent and know-how licenses it holds.
Research and Development
The Company’s business is characterized by the introduction of new products or new uses for existing products through a strong research and development program. Approximately 11,900 people are employed in the Company’s research activities. Research and development expenses were $6.7 billion in 2015, $7.2 billion in 2014 and

$7.5 billion in 2013 (which included restructuring costs and acquisition and divestiture-related costs in all years). The Company prioritizes its research and development efforts and focuses on candidates that it believes represent breakthrough science that will make a difference for patients and payers.
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
The Company also reviews its pipeline to examine candidates which may provide more value through out-licensing. The Company continues to evaluate certain late-stage clinical development and platform technology assets to determine their out-licensing or sale potential.
The Company’s clinical pipeline includes candidates in multiple disease areas, including atherosclerosis, cancer, cardiovascular diseases, diabetes, infectious diseases, inflammatory/autoimmune diseases, neurodegenerative diseases, osteoporosis, respiratory diseases and women’s health.
In the development of human health products, industry practice and government regulations in the United States and most foreign countries provide for the determination of effectiveness and safety of new chemical compounds through preclinical tests and controlled clinical evaluation. Before a new drug or vaccine may be marketed in the United States, recorded data on preclinical and clinical experience are included in the New Drug Application (NDA) for a drug or the Biologics License Application (BLA) for a vaccine or biologic submitted to the FDA for the required approval.
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
In the United States, the FDA review process begins once a complete NDA or BLA is submitted, received and accepted for review by the agency. Within 60 days after receipt, the FDA determines if the application is sufficiently complete to permit a substantive review. The FDA also assesses, at that time, whether the application will be granted a priority review or standard review. Pursuant to the Prescription Drug User Fee Act V (PDUFA), the FDA review period target for NDAs or original BLAs is either six months, for priority review, or ten months, for a standard review, from the time the application is deemed sufficiently complete. Once the review timelines are determined, the FDA will generally act upon the application within those timelines, unless a major amendment has been submitted (either at the Company’s own initiative or the FDA’s request) to the pending application. If this occurs, the FDA may extend the review period to allow for review of the new information, but by no more than three months. Extensions to the review period are communicated to the Company. The FDA can act on an application either by issuing an approval letter or by issuing a Complete Response Letter (CRL) stating that the application will not be approved in its present form and describing all deficiencies that the FDA has identified. Should the Company wish to pursue an application after receiving a CRL, it can resubmit the application with information that addresses the questions or issues identified by the FDA in order to support approval. Resubmissions are subject to review period targets, which vary depending on the underlying submission type and the content of the resubmission.
The FDA has four program designations — Fast Track, Breakthrough Therapy, Accelerated Approval, and Priority Review — to facilitate and expedite development and review of new drugs to address unmet medical needs in the treatment of serious or life-threatening conditions. The Fast Track designation provides pharmaceutical manufacturers with opportunities for frequent interactions with FDA reviewers during the product’s development and the ability for the manufacturer to do a rolling submission of the NDA/BLA. A rolling submission allows completed portions of the application to be submitted and reviewed by the FDA on an ongoing basis. The Breakthrough Therapy designation provides manufacturers with all of the features of the Fast Track designation as well as intensive guidance on implementing an efficient development program for the product and a commitment by the FDA to involve senior managers and experienced staff in the review. The Accelerated Approval designation allows the FDA to approve a product based on an effect on a surrogate or intermediate endpoint that is reasonably likely to predict a product’s clinical benefit and generally requires the manufacturer to conduct required post-approval confirmatory trials to verify the clinical benefit. The Priority Review designation means that the FDA’s goal is to take action on the NDA/BLA within six months, compared to ten months under standard review.
In addition, under the Generating Antibiotic Incentives Now Act, the FDA may grant Qualified Infectious Disease Product (QIDP) status to antibacterial or antifungal drugs intended to treat serious or life threatening infections including those caused by antibiotic or antifungal resistant pathogens, novel or emerging infectious pathogens, or other qualifying pathogens. QIDP designation offers certain incentives for development of qualifying drugs, including Priority Review of the NDA when filed, eligibility for Fast Track designation, and a five-year extension of applicable exclusivity provisions under the Food, Drug and Cosmetic Act.
The primary method the Company uses to obtain marketing authorization of pharmaceutical products in the EU is through the “centralized procedure.” This procedure is compulsory for certain pharmaceutical products, in particular those using biotechnological processes, and is also available for certain new chemical compounds and products. A company seeking to market an innovative pharmaceutical product through the centralized procedure must file a complete set of safety data and efficacy data as part of a Marketing Authorization Application (MAA) with the European Medicines Agency (EMA). After the EMA evaluates the MAA, it provides a recommendation to the EC and the EC then approves or denies the MAA. It is also possible for new chemical products to obtain marketing authorization in the EU through a “mutual recognition procedure” in which an application is made to a single member state and, if the member state approves the pharmaceutical product under a national procedure, the applicant may submit that approval to the mutual recognition procedure of some or all other member states.
Outside of the United States and the EU, the Company submits marketing applications to national regulatory authorities. Examples of such are the Pharmaceuticals and Medical Devices Agency in Japan, Health Canada, Agência Nacional de Vigilância Sanatária in Brazil, Korea Food and Drug Administration in South Korea, Therapeutic Goods Administration in Australia and China Food and Drug Administration. Each country has a separate and independent review process and timeline. In many markets, approval times can be longer as the regulatory authority requires approval in a major market, such as the United States or the EU, and issuance of a Certificate of Pharmaceutical Product from that market before initiating their local review process.
Research and Development Update
The Company currently has several candidates under regulatory review in the United States or internationally.
Keytruda is an FDA-approved anti-PD-1 therapy in clinical development for expanded indications in different cancer types. Keytruda is currently approved for the treatment of melanoma, advanced melanoma and NSCLC.
In December 2015, Merck announced results from the pivotal KEYNOTE-010 study to evaluate the potential of an immunotherapy compared to chemotherapy based on prospective measurement of PD-L1 expression in patients with advanced NSCLC. In the Phase 2/3 study, Keytruda significantly improved overall survival compared to chemotherapy in patients with any level of PD-L1 expression. Based on these data, Merck has submitted a supplemental BLA to the FDA and has filed an MAA with the EMA.
In November 2015, Merck announced that the FDA granted Breakthrough Therapy designation to Keytruda for the treatment of patients with microsatellite instability high metastatic colorectal cancer. Keytruda was previously granted Breakthrough Therapy status for advanced melanoma and advanced NSCLC.
The Keytruda clinical development program consists of more than 200 clinical trials, including over 100 trials that combine Keytruda with other cancer treatments. These studies encompass more than 30 cancer types including: bladder, colorectal, esophageal, gastric, head and neck, melanoma, multiple myeloma, non-small-cell lung, and triple negative breast, several of which are currently in Phase 3 clinical development.
MK-6072, bezlotoxumab, is an investigational antitoxin for the prevention of Clostridium difficile (C. difficile) infection recurrence currently under review with the FDA and EMA. In January 2016, Merck announced that the FDA accepted for review the BLA for bezlotoxumab and granted Priority Review with a PDUFA action date of July 23, 2016. In September 2015, Merck announced that the two pivotal Phase 3 clinical studies for bezlotoxumab met their primary efficacy endpoint: the reduction in C. difficile recurrence through week 12 compared to placebo, when used in conjunction with standard of care antibiotics for the treatment of C. difficile. The Company is also seeking approval in the EU and intends to file in Canada in 2016. Currently, there are no therapies approved for the prevention of recurrent disease caused by C. difficile.
MK-1293 is an insulin glargine candidate for the treatment of patients with type 1 and type 2 diabetes being developed in collaboration with Samsung Bioepis. In December 2015, the Company submitted an application for regulatory approval in the EU and plans to submit MK-1293 to the FDA in 2016.
MK-5172A, Zepatier, currently under review in the EU for the treatment of chronic HCV, is a once-daily, fixed-dose combination tablet containing the NS5A inhibitor elbasvir (50 mg) and the NS3/4A protease inhibitor grazoprevir (100 mg). Zepatier was approved by the FDA in January 2016 for the treatment of adult patients with chronic HCV GT1 or GT4 infection, with or without ribavirin.
V419 is an investigational pediatric hexavalent combination vaccine, DTaP5-IPV-Hib-HepB, under review with the FDA that is being developed and, if approved, will be commercialized through a partnership of Merck and Sanofi Pasteur. This vaccine is designed to help protect against six important diseases - diphtheria, tetanus, pertussis (whooping cough), polio (poliovirus types 1, 2, and 3), invasive disease caused by Haemophilus influenzae type b (Hib), and hepatitis B. On November 2, 2015, the FDA issued a CRL with respect to the BLA for V419. Both companies are reviewing the CRL and plan to have further communication with the FDA. In February 2016, the EC granted marketing authorization for V419 for prophylaxis against diphtheria, tetanus, pertussis, hepatitis B, poliomyelitis, and invasive disease caused by Hib, in infants and toddlers from the age of 6 weeks. V419 will be marketed as Vaxelis in the EU through SPMSD, the Company’s joint venture with Sanofi Pasteur.
In addition to the candidates under regulatory review, the Company has several drug candidates in Phase 3 clinical development in addition to the Keytruda programs discussed above. The Company anticipates filing applications for regulatory approval with the FDA with respect to certain of these candidates in 2016, including MK-1293 as noted above.
MK-0822, odanacatib, is an oral, once-weekly investigational treatment for patients with osteoporosis. Osteoporosis is a disease that reduces bone density and strength and results in an increased risk of bone fractures.

Odanacatib is a cathepsin K inhibitor that selectively inhibits the cathepsin K enzyme. Cathepsin K is known to play a central role in the function of osteoclasts, which are cells that break down existing bone tissue, particularly the protein components of bone. Inhibition of cathepsin K is a novel approach to the treatment of osteoporosis. In September 2014, Merck announced data from the pivotal Phase 3 fracture outcomes study for odanacatib in postmenopausal women with osteoporosis. In the Long-Term Odanacatib Fracture Trial (LOFT), odanacatib met its primary endpoints and significantly reduced the risk of three types of osteoporotic fractures (radiographically-assessed vertebral, clinical hip, and clinical non-vertebral) compared to placebo and also reduced the risk of the secondary endpoint of clinical vertebral fractures. In addition, treatment with odanacatib led to progressive increases over five years in bone mineral density at the lumbar spine and total hip. The rates of adverse events overall in LOFT were generally balanced between patients taking odanacatib and placebo. Adjudicated events of morphea-like skin lesions and atypical femoral fractures occurred more often in the odanacatib group than in the placebo group. Adjudicated major adverse cardiovascular events were generally balanced overall between the treatment groups. There were numerically more adjudicated stroke events with odanacatib than with placebo. Adjudicated atrial fibrillation was reported more often in the odanacatib group than in the placebo group. A numeric imbalance in mortality was observed; this numeric difference does not appear to be related to a particular reported cause or causes of death. Merck continues to collect data from the blinded extension study and is planning additional analyses of data from the trial, including an independent re-adjudication of major adverse cardiovascular events (MACE), in support of regulatory submissions. Merck plans to submit an NDA to the FDA for odanacatib in 2016 following completion of the independent adjudication and analysis of MACE. Merck also plans to submit applications to the EMA and the Ministry of Health, Labour, and Welfare in Japan.
MK-3102, omarigliptin, is an investigational once-weekly DPP-4 inhibitor in development for the treatment of adults with type 2 diabetes. In September 2015, the Company announced that omarigliptin achieved its primary efficacy endpoint in a Phase 3 study. Omarigliptin was found to be non-inferior to Januvia, at reducing patients’ A1C (an estimate of a person’s blood glucose over a two-to three-month period) levels from baseline, with similar A1C reductions achieved in both groups. The head-to-head study was designed to evaluate once-weekly treatment with omarigliptin 25 mg compared to 100 mg of Januvia once daily. Results were presented during an oral session at the 51st European Association for the Study of Diabetes Annual Meeting. Also, in September 2015, Merck announced that the Japanese Pharmaceuticals and Medical Devices Agency approved Marizev (omarigliptin) 25 mg and 12.5 mg tablets. Japan is the first country to have approved omarigliptin. Merck plans to submit omarigliptin for regulatory approval in the United States in 2016. Other worldwide regulatory submissions will follow.
MK-8835, ertugliflozin, is an investigational oral sodium glucose cotransporter-2 (SGLT2) inhibitor being evaluated for the treatment of type 2 diabetes in collaboration with Pfizer Inc. Ertugliflozin is also being studied in combination with Januvia (sitagliptin) and metformin. Merck expects to submit applications for regulatory approval in the United States for ertugliflozin and the two fixed-dose combination tablets by the end of 2016.
MK-8237 is an investigational allergy immunotherapy tablet for house dust mite allergy that is part of a North America partnership between Merck and ALK-Abello. Merck plans to submit an NDA to the FDA for MK-8237 in the first half of 2016.
MK-8931, verubecestat, is Merck’s novel investigational oral ß-amyloid precursor protein site-cleaving enzyme (BACE) inhibitor for the treatment of Alzheimer’s disease being studied in a Phase 3 trial (APECS) designed to evaluate the safety and efficacy of MK-8931 versus placebo in patients with amnestic mild cognitive impairment due to Alzheimer’s disease, also known as prodromal Alzheimer’s disease. MK-8931 is also being studied in another Phase 2/3 randomized, placebo-controlled, study in patients with mild-to-moderate Alzheimer’s disease (EPOCH). The EPOCH study completed enrollment in the fourth quarter of 2015 and is estimated to reach primary trial completion in mid-2017.
MK-0859, anacetrapib, is an investigational inhibitor of the cholesteryl ester transfer protein (CETP) in development for raising HDL-C and reducing LDL-C. Anacetrapib is being evaluated in a 30,000 patient, event-driven cardiovascular clinical outcomes trial sponsored by Oxford University, REVEAL (Randomized EValuation of the Effects of Anacetrapib Through Lipid-modification), involving patients with preexisting vascular disease, which is projected to conclude in early 2017. In November 2015, Merck announced that the Data Monitoring Committee (DMC) of the REVEAL outcomes study completed its planned review of unblinded study data and recommended the study continue with no changes. The DMC reviewed safety and efficacy data from the study, which included an assessment of futility. Merck remains blinded to the actual results of this analysis and to other REVEAL safety and efficacy data.

The REVEAL Steering Committee and Merck will continue to monitor the progress of the study. No additional interim efficacy analyses are planned.
MK-7655A is a combination of relebactam, an investigational beta-lactamase inhibitor, and imipenem/cilastatin (an approved carbapenem antibiotic). The FDA has designated this combination a QIDP with designated Fast Track status for the treatment of hospital-acquired bacterial pneumonia, ventilator-associated bacterial pneumonia, complicated intra-abdominal infections and complicated urinary tract infections.
MK-8228, letermovir, is an investigational oral, once-daily antiviral candidate for the prevention and treatment of Human Cytomegalovirus infection. Letermovir has received Orphan Drug Status in the EU and in the United States, where it has also been granted Fast Track designation.
MK-8342B, referred to as the Next Generation Ring, is an investigational combination (etonogestrel and 17β-estradiol) vaginal ring for contraception and the treatment of dysmenorrhea in women seeking contraception.
MK-0431J is an investigational fixed-dose combination of sitagliptin and ipragliflozin under development for commercialization in Japan in collaboration with Astellas Pharma Inc. (Astellas). Ipragliflozin, an SGLT2 inhibitor, co-developed by Astellas and Kotobuki Pharmaceutical Co., Ltd. (Kotobuki), is approved for use in Japan and is being co-promoted with Merck and Kotobuki.
V920 is an investigational rVSV-ZEBOV (Ebola) vaccine candidate being studied in large scale Phase 2/3 clinical trials currently underway in West Africa. In November 2014, Merck and NewLink Genetics announced an exclusive licensing and collaboration agreement for the investigational Ebola vaccine. In December 2015, Merck announced that the application for Emergency Use Assessment and Listing (EUAL) for V920 has been accepted for review by the World Health Organization (WHO). According to the WHO, the EUAL process is designed to expedite the availability of vaccines needed for public health emergencies such as another outbreak of Ebola. The procedure is intended to assist United Nations’ procurement agencies and Member States on the acceptability of using a vaccine candidate in an emergency-use setting. EUAL designation is not prequalification by the WHO, but rather is a special procedure implemented when there is an outbreak of a disease with high rates of morbidity and/or mortality and a lack of treatment and/or prevention options. In such instances, the WHO may recommend making a vaccine available for a limited time, while further clinical trial data are being gathered for formal regulatory agency review by a national regulatory authority. The decision to grant V920 EUAL status will be based on data regarding quality, safety, and efficacy/effectiveness; as well as a risk/benefit analysis for emergency use. While EUAL designation allows for emergency use, the vaccine remains investigational and has not yet been licensed for commercial distribution.
V212 is an inactivated varicella zoster virus (VZV) vaccine in development for the prevention of herpes zoster. The Company is conducting two Phase 3 trials, one in autologous hematopoietic cell transplant patients and the other in patients with solid tumor malignancies undergoing chemotherapy and hematological malignancies.
MK-1439, doravirine, is an investigational, once-daily oral next-generation non-nucleoside reverse transcriptase inhibitor being developed by Merck for the treatment of HIV-1 infection.
In 2015, the Company also divested or discontinued certain drug candidates.
In July 2015, Merck and Allergan plc (Allergan) entered into an agreement pursuant to which Allergan acquired the exclusive worldwide rights to MK-1602 and MK-8031, Merck’s investigational small molecule oral calcitonin gene-related peptide receptor antagonists, which are being developed for the treatment and prevention of migraine.
MK-4261, surotomycin, is an investigational oral antibiotic in development for the treatment of C. difficile associated diarrhea. Merck acquired surotomycin as part of its purchase of Cubist. During the second quarter of 2015, the Company received unfavorable efficacy data from a randomized, double-blinded, active-controlled study in patients with C. difficile associated diarrhea. The evaluation of this data, combined with an assessment of the commercial opportunity for surotomycin, resulted in the discontinuation of the program.
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
The chart below reflects the Company’s research pipeline as of February 19, 2016. Candidates shown in Phase 3 include specific products and the date such candidate entered into Phase 3 development. Candidates shown in Phase 2 include the most advanced compound with a specific mechanism or, if listed compounds have the same mechanism, they are each currently intended for commercialization in a given therapeutic area. Small molecules and biologics are given MK-number designations and vaccine candidates are given V-number designations. Except as otherwise noted, candidates in Phase 1, additional indications in the same therapeutic area and additional claims, line extensions or formulations for in-line products are not shown.

Phase 2	Phase 3 (Phase 3 entry date)	Under Review
Alzheimer’s Disease
MK-7622
Asthma
MK-1029
Cancer
MK-3475 Keytruda
Hodgkin Lymphoma
PMBCL (Primary Mediastinal
Large B-Cell Lymphoma)
Advanced Solid Tumors
MK-2206
MK-8628
Diabetes
MK-8521
Heart Failure
MK-1242 (vericiguat)(1)
Hepatitis C
MK-3682B (MK-3682/MK-8408/
MK-5172 (grazoprevir))
Pneumoconjugate Vaccine
V114

Allergy
MK-8237, House Dust Mite (March 2014)(1,2)
Alzheimer’s Disease
MK-8931 (verubecestat) (December 2013)
Atherosclerosis
MK-0859 (anacetrapib) (May 2008)
Bacterial Infection
MK-7655A (relebactam+imipenem/cilastatin)
(October 2015)
Cancer
MK-3475 Keytruda
Bladder (October 2014)
Breast (October 2015)
Colorectal (November 2015)
Esophageal (December 2015)
Gastric (May 2015)
Head and Neck (November 2014)
Multiple Myeloma (December 2015)
CMV Prophylaxis in Transplant Patients
MK-8228 (letermovir) (June 2014)
Contraception, Next Generation Ring
MK-8342B (September 2015)
Diabetes Mellitus
MK-3102 (omarigliptin) (September 2012)
MK-8835 (ertugliflozin) (November 2013)(1)
MK-8835A (ertugliflozin+sitagliptin)
(September 2015)(1)
MK-8835B (ertugliflozin+metformin)
(August 2015)(1)
MK-1293 (February 2014) (U.S.)(1)
MK-0431J (sitagliptin+ipragliflozin)
(October 2015) (Japan)(1)
Ebola Vaccine
V920 (March 2015)
Herpes Zoster
V212 (inactivated VZV vaccine) (December 2010)
HIV
MK-1439 (doravirine) (December 2014)
Osteoporosis
MK-0822 (odanacatib) (September 2007)

Cancer
MK-3475 Keytruda
Non-Small-Cell Lung (EU)
Clostridium difficile Infection
MK-6072 (bezlotoxumab) (U.S./EU)
Diabetes Mellitus
MK-1293 (EU)(1)
Hepatitis C
MK-5172A Zepatier (EU)
Pediatric Hexavalent Combination Vaccine
V419 (U.S.)(3)

Footnotes:
(1) Being developed in a collaboration.
(2)  North American rights only.
(3) V419 is an investigational pediatric hexavalent combination vaccine, DTaP5-IPV-Hib-HepB, that is being developed and, if approved, will be commercialized through a partnership of Merck and Sanofi Pasteur. On November 2, 2015, the FDA issued a CRL with respect to V419. Both companies are reviewing the CRL and plan to have further communication with the FDA.

Employees
As of December 31, 2015, the Company had approximately 68,000 employees worldwide, with approximately 26,200 employed in the United States, including Puerto Rico. Approximately 32% of worldwide employees of the Company are represented by various collective bargaining groups.
2013 Restructuring Program
In 2013, the Company initiated actions under a global restructuring program (the 2013 Restructuring Program) as part of a global initiative to sharpen its commercial and research and development focus. The actions under this program primarily include the elimination of positions in sales, administrative and headquarters organizations, as well as research and development. Additionally, these actions include the reduction of the Company’s global real estate footprint and improvements in the efficiency of its manufacturing and supply network. Since inception of the 2013 Restructuring Program through December 31, 2015, Merck has eliminated approximately 8,630 positions comprised of employee separations, as well as the elimination of contractors and vacant positions. The actions under the 2013 Restructuring Program were substantially completed by the end of 2015.
Merger Restructuring Program
In 2010, subsequent to the Merck and Schering-Plough merger (Merger), the Company commenced actions under a global restructuring program (the Merger Restructuring Program) designed to streamline the cost structure of the combined company. Further actions under this program were initiated in 2011. The actions under this program primarily include the elimination of positions in sales, administrative and headquarters organizations, as well as the sale or closure of certain manufacturing and research and development sites and the consolidation of office facilities. Since inception of the Merger Restructuring Program through December 31, 2015, Merck has eliminated approximately 29,645 positions comprised of employee separations, as well as the elimination of contractors and vacant positions. The non-facility related restructuring actions under the Merger Restructuring Program are substantially completed.
Environmental Matters
The Company believes that there are no compliance issues associated with applicable environmental laws and regulations that would have a material adverse effect on the Company. The Company is also remediating environmental contamination resulting from past industrial activity at certain of its sites. Expenditures for remediation and environmental liabilities were $8 million in 2015, and are estimated at $59 million in the aggregate for the years 2016 through 2020. These amounts do not consider potential recoveries from other parties. The Company has taken an active role in identifying and accruing for these costs and, in management’s opinion, the liabilities for all environmental matters that are probable and reasonably estimable have been accrued and totaled $109 million and $125 million at December 31, 2015 and 2014, respectively. Although it is not possible to predict with certainty the outcome of these matters, or the ultimate costs of remediation, management does not believe that any reasonably possible expenditures that may be incurred in excess of the liabilities accrued should exceed $57 million in the aggregate. Management also does not believe that these expenditures should have a material adverse effect on the Company’s financial position, results of operations, liquidity or capital resources for any year.
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
Geographic Area Information
The Company’s operations outside the United States are conducted primarily through subsidiaries. Sales worldwide by subsidiaries outside the United States as a percentage of total Company sales were 56% of sales in 2015, 60% of sales in 2014 and 59% of sales in 2013.
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

Available Information
The Company’s Internet website address is www.merck.com. The Company will make available, free of charge at the “Investors” portion of its website, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (the SEC).
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

A chart listing the U.S. patent protection for certain of the Company’s marketed products, candidates under review and Phase 3 candidates is set forth above in Item 1. “Business — Patents, Trademarks and Licenses.”
As the Company’s products lose market exclusivity, the Company generally experiences a significant and rapid loss of sales from those products.
The Company depends upon patents to provide it with exclusive marketing rights for its products for some period of time. Loss of patent protection for one of the Company’s products typically leads to a significant and rapid loss of sales for that product, as lower priced generic versions of that drug become available. In the case of products that contribute significantly to the Company’s sales, the loss of patent protection can have a material adverse effect on the Company’s business, cash flow, results of operations, financial position and prospects. For example, a court has ruled that a proposed generic form of Nasonex does not infringe the Company’s U.S. patent for Nasonex. If the generic form of Nasonex receives marketing approval in the United States, the Company will experience a loss of Nasonex sales. In addition, the Company will lose U.S. patent protection for Cubicin in June 2016. Also, pursuant to an agreement with a generic manufacturer, that manufacturer may launch in the United States a generic version of Zetia in December 2016.
Key Company products generate a significant amount of the Company’s profits and cash flows, and any events that adversely affect the markets for its leading products could have a material and negative impact on results of operations and cash flows.
The Company’s ability to generate profits and operating cash flow depends largely upon the continued profitability of the Company’s key products, such as Januvia, Zetia, Janumet, Gardasil/Gardasil 9, Isentress, and Vytorin. As a result of the Company’s dependence on key products, any event that adversely affects any of these products or the markets for any of these products could have a significant impact on results of operations and cash flows. These events could include loss of patent protection, increased costs associated with manufacturing, generic or over-the-counter availability of the Company’s product or a competitive product, the discovery of previously unknown side effects, results of post-market trials, increased competition from the introduction of new, more effective treatments and discontinuation or removal from the market of the product for any reason. If any of these events had a material adverse effect on the sales of certain products, such an event could result in a material non-cash impairment charge.
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
For a description of the research and development process, see Item 1. “Business — Research and Development” above. Each phase of testing is highly regulated and during each phase there is a substantial risk that the Company will encounter serious obstacles or will not achieve its goals, therefore, the Company may abandon a product in which it has invested substantial amounts of time and resources. Some of the risks encountered in the research and development process include the following: pre-clinical testing of a new compound may yield disappointing results; competing products from other manufacturers may reach the market first; clinical trials of a new drug may not be successful; a new drug may not be effective or may have harmful side effects; a new drug may not be approved by the regulators for its intended use; it may not be possible to obtain a patent for a new drug; payers may refuse to cover or reimburse the new product; or sales of a new product may be disappointing.

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

•
failure to receive the necessary regulatory approvals, including delays in the approval of new products and new indications, and uncertainties about the time required to obtain regulatory approvals and the benefit/risk standards applied by regulatory agencies in determining whether to grant approvals;

•	failure in certain markets to obtain reimbursement commensurate with the level of innovation and clinical benefit presented by the product;

•	lack of economic feasibility due to manufacturing costs or other factors; and

•	preclusion from commercialization by the proprietary rights of others.
In the future, if certain pipeline programs are cancelled or if the Company believes that their commercial prospects have been reduced, the Company may recognize material non-cash impairment charges for those programs that were measured at fair value and capitalized in connection with acquisitions.
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
The Company’s products face intense competition from competitors’ products. This competition may increase as new products enter the market. In such an event, the competitors’ products may be safer or more effective, more convenient to use or more effectively marketed and sold than the Company’s products. Alternatively, in the case of generic competition, including the generic availability of competitors’ branded products, they may be equally safe and effective products that are sold at a substantially lower price than the Company’s products. As a result, if the Company fails to maintain its competitive position, this could have a material adverse effect on its business, cash flow, results of operations, financial position and prospects. In addition, if products that were measured at fair value and capitalized in connection with acquisitions experience difficulties in the market that negatively impact product cash flows, the Company may recognize material non-cash impairment charges with respect to the value of those products.
The Company faces pricing pressure with respect to its products.
The Company faces increasing pricing pressure globally and, particularly in mature markets, from managed care organizations, government agencies and programs that could negatively affect the Company’s sales and profit margins. In the United States, these include (i) practices of managed care groups and institutional and governmental purchasers, and (ii) U.S. federal laws and regulations related to Medicare and Medicaid, including the Medicare Prescription Drug Improvement and Modernization Act of 2003 and the Patient Protection and Affordable Care Act of 2010. Changes to the health care system enacted as part of health care reform in the United States, as well as increased purchasing power of entities that negotiate on behalf of Medicare, Medicaid, and private sector beneficiaries, could result in further pricing pressures. The Company also faces the risk of litigation with the government over its pricing calculations. In addition, in the U.S., larger customers may, in the future, ask for and receive higher rebates on drugs in certain highly competitive categories. The Company must also compete to be placed on formularies of managed care organizations. Exclusion of a product from a formulary can lead to reduced usage in the managed care organization.
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
In 2010, the United States enacted major health care reform legislation (the Patient Protection and Affordable Care Act). Various insurance market reforms have advanced and state and federal insurance exchanges were launched in 2014. By the end of the decade, the law is expected to expand access to health care to about 32 million Americans who did not previously have insurance coverage. With respect to the effect of the law on the pharmaceutical industry, the law increased the mandated Medicaid rebate from 15.1% to 23.1%, expanded the rebate to Medicaid managed care utilization, and increased the types of entities eligible for the federal 340B drug discount program.
The law also requires pharmaceutical manufacturers to pay a 50% point of service discount to Medicare Part D beneficiaries when they are in the Medicare Part D coverage gap (i.e., the so-called “donut hole”). Also, pharmaceutical manufacturers are now required to pay an annual non-tax deductible health care reform fee. The total annual industry fee was $3.0 billion in 2015 and will remain $3.0 billion in 2016. The fee is assessed on each company in proportion to its share of prior year branded pharmaceutical sales to certain government programs, such as Medicare and Medicaid.
On January 21, 2016, the Centers for Medicare & Medicaid Services issued the Medicaid Rebate Final Rule that implements provisions of the Patient Protection and Affordable Care Act effective April 1, 2016. The rule provides comprehensive guidance on the calculation of Average Manufacturer Price and Best Price; two metrics utilized to determine the rebates drug manufacturers are required to pay to state Medicaid programs. Merck is still evaluating the rule to determine whether it will have a material impact on Merck’s Medicaid rebate liability.

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
Global efforts toward health care cost containment continue to exert pressure on product pricing and market access. In many international markets, government-mandated pricing actions have reduced prices of generic and patented drugs. In addition, other austerity measures negatively affected the Company’s revenue performance in 2015. The Company anticipates these pricing actions, including the biennial price reductions in Japan that will occur again in 2016, and other austerity measures will continue to negatively affect revenue performance in 2016.
If credit and economic conditions worsen, the resulting economic and currency impacts in the affected markets and globally could have a material adverse effect on the Company’s results.
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
In the past, the Company has experienced difficulties and delays in manufacturing of certain of its products.
As previously disclosed, Merck has, in the past, experienced difficulties in manufacturing certain of its vaccines and other products. The Company may, in the future, experience difficulties and delays inherent in manufacturing its products, such as (i) failure of the Company or any of its vendors or suppliers to comply with Current Good Manufacturing Practices and other applicable regulations and quality assurance guidelines that could lead to manufacturing shutdowns, product shortages and delays in product manufacturing; (ii) construction delays related to the construction of new facilities or the expansion of existing facilities, including those intended to support future demand for the Company’s products; and (iii) other manufacturing or distribution problems including changes in manufacturing production sites and limits to manufacturing capacity due to regulatory requirements, changes in types of products produced, or physical limitations that could impact continuous supply. Manufacturing difficulties can result in product shortages, leading to lost sales and reputational harm to the Company.

The Company may not be able to realize the expected benefits of its investments in emerging markets.
The Company has been taking steps to increase its sales in emerging markets. However, there is no guarantee that the Company’s efforts to expand sales in these markets will succeed. Some countries within emerging markets may be especially vulnerable to periods of global financial instability or may have very limited resources to spend on health care. In order for the Company to successfully implement its emerging markets strategy, it must attract and retain qualified personnel. The Company may also be required to increase its reliance on third-party agents within less developed markets. In addition, many of these countries have currencies that fluctuate substantially and if such currencies devalue and the Company cannot offset the devaluations, the Company’s financial performance within such countries could be adversely affected.
In addition, in China, commercial and economic conditions may adversely affect the Company’s growth prospects in that market. While the Company continues to believe that China represents an important growth opportunity, these events, coupled with heightened scrutiny of the health care industry, may continue to have an impact on product pricing and market access generally. The Company anticipates that the reported inquiries made by various governmental authorities involving multinational pharmaceutical companies in China may continue.
For all these reasons, sales within emerging markets carry significant risks. However, a failure to continue to expand the Company’s business in emerging markets could have a material adverse effect on the business, financial condition or results of the Company’s operations.
The Company is exposed to market risk from fluctuations in currency exchange rates and interest rates.
The Company operates in multiple jurisdictions and virtually all sales are denominated in currencies of the local jurisdiction. Additionally, the Company has entered and will enter into acquisition, licensing, borrowings or other financial transactions that may give rise to currency and interest rate exposure.
Since the Company cannot, with certainty, foresee and mitigate against such adverse fluctuations, fluctuations in currency exchange rates and interest rates could negatively affect the Company’s results of operations, financial position and cash flows as occurred with respect to Venezuela in 2015.
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
The Company is increasingly dependent on sophisticated information technology and infrastructure. A significant breakdown, invasion, corruption, destruction or interruption of critical information technology systems or infrastructure, by the Company’s workforce, others with authorized access to the Company’s systems, or unauthorized persons could negatively impact operations. The ever-increasing use and evolution of technology, including cloud-based computing, creates opportunities for the unintentional dissemination, intentional destruction of confidential information stored in the Company’s systems or in non-encrypted portable media or storage devices. The Company could also experience a business interruption, intentional theft of confidential information, or reputational damage from espionage attacks, malware or other cyber-attacks, or insider threat attacks, which may compromise the Company’s system infrastructure or lead to data leakage, either internally or at the Company’s third-party providers. Although the aggregate impact on the Company’s operations and financial condition has not been material to date, the Company has been the target of events of this nature and expects them to continue. The Company monitors its data, information technology and personnel usage of Company systems to reduce these risks and continues to do so on an ongoing basis for any current or potential threats. There can be no assurance that the Company’s efforts to protect its data and systems will prevent service interruption or the loss of critical or sensitive information from the Company’s or the Company’s third party providers’ databases or systems that could result in financial, legal, business or reputational harm to the Company.
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
The inappropriate and/or unauthorized use of certain media vehicles could cause brand damage or information leakage or could lead to legal implications, including from the improper collection and/or dissemination of personally identifiable information. In addition, negative or inaccurate posts or comments about the Company on any social networking web site could damage the Company’s reputation, brand image and goodwill. Further, the disclosure of non-public Company-sensitive information by the Company’s workforce or others through external media channels could lead to information loss. Although there is an internal Company Social Media Policy that guides employees on appropriate personal and professional use of social media about the Company, the processes in place may not completely secure and protect information. Identifying new points of entry as social media continues to expand presents new challenges.
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
•Significant changes in customer relationships or changes in the behavior and spending patterns of purchasers of health care products and services, including delaying medical procedures, rationing prescription medications, reducing the frequency of physician visits and foregoing health care insurance coverage.
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
The Company’s corporate headquarters is located in Kenilworth, New Jersey. The Company’s U.S. commercial operations are headquartered in Upper Gwynedd, Pennsylvania. The Company’s U.S. pharmaceutical business is conducted through divisional headquarters located in Upper Gwynedd and Cokesbury, New Jersey. The Company’s vaccines business is conducted through divisional headquarters located in West Point, Pennsylvania. Merck’s Animal Health global headquarters function is located in Madison, New Jersey. Principal U.S. research facilities are located in Rahway and Kenilworth, New Jersey, West Point, Pennsylvania, Palo Alto, California, Boston, Massachusetts, and Elkhorn, Nebraska (Animal Health). Principal research facilities outside the United States are located in Switzerland and China. Merck’s manufacturing operations are headquartered in Whitehouse Station, New Jersey. The Company also has production facilities for human health products at nine locations in the United States and Puerto Rico. Outside the United States, through subsidiaries, the Company owns or has an interest in manufacturing plants or other properties in Japan, Singapore, South Africa, and other countries in Western Europe, Central and South America, and Asia.
Capital expenditures were $1.3 billion in 2015, $1.3 billion in 2014 and $1.5 billion in 2013. In the United States, these amounted to $879 million in 2015, $873 million in 2014 and $902 million in 2013. Abroad, such expenditures amounted to $404 million in 2015, $444 million in 2014 and $646 million in 2013.
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
Not Applicable

Executive Officers of the Registrant (ages as of February 1, 2016)
KENNETH C. FRAZIER — Age 61
December 2011 — Chairman, President and Chief Executive Officer
January 2011 — President and Chief Executive Officer
May 2010 — President — responsible for the Company’s three largest global divisions - Global Human Health, Merck Manufacturing Division and Merck Research Laboratories
Prior to May 2010, Mr. Frazier was Executive Vice President and President, Global Human Health from 2007 to 2010.
ADELE D. AMBROSE — Age 59
November 2009 — Senior Vice President and Chief Communications Officer — responsible for the Global Communications organization
ROBERT M. DAVIS — Age 49
April 2014 — Executive Vice President and Chief Financial Officer — responsible for the Company’s global financial organization, investor relations, corporate strategy and business development, global facilities, and the Company’s joint venture relationships
Prior to April 2014, Mr. Davis was Corporate Vice President and President, Medical Products of Baxter International, Inc. (Baxter) from 2010 to 2014, Corporate Vice President and President, Renal Division of Baxter in 2010 and Baxter’s Corporate Vice President and Chief Financial Officer from 2006 to 2010
WILLIE A. DEESE — Age 60
November 2009 — Executive Vice President and President, Merck Manufacturing Division — responsible for the Company’s global manufacturing, procurement, and distribution and logistics functions
RICHARD R. DELUCA, JR. — Age 53
September 2011 — Executive Vice President and President, Merck Animal Health — responsible for the Merck Animal Health organization
Prior to September 2011, Mr. DeLuca was Chief Financial Officer, Becton Dickinson Biosciences (a medical technology company) since 2010 and President, Wyeth’s Fort Dodge Animal Health division from 2007 to 2010.
JULIE L. GERBERDING, M.D., M.P.H. — Age 60
January 2015 — Executive Vice President for Strategic Communications, Global Public Policy and Population Health — responsible for Merck’s Global Public Policy, Corporate Responsibility and Global Communications functions
January 2010 — President, Merck Vaccines — responsible for Merck’s portfolio of vaccines, planning for the introduction of vaccines from the Company’s pipeline, and accelerating efforts to broaden access to Merck’s vaccines around the world

CLARK GOLESTANI — Age 49
December 2012 — Executive Vice President and Chief Information Officer — responsible for the Company’s global information technology (IT) organization
August 2008 — Vice President, Merck Research Laboratories Information Technology — responsible for global IT for the Company’s Research & Development division, including Basic Research, Pre-Clinical, Clinical and Regulatory
MIRIAN M. GRADDICK-WEIR — Age 61
November 2009 — Executive Vice President, Human Resources — responsible for the Global Human Resources organization
MICHAEL J. HOLSTON — Age 53
July 2015 — Executive Vice President and General Counsel — responsible for the Company’s legal function
June 2012 — Executive Vice President and Chief Ethics and Compliance Officer — responsible for the Company’s global compliance function, including Global Safety & Environment, Systems Assurance, Ethics and Privacy and security organization
Prior to June 2012, Mr. Holston was Executive Vice President, General Counsel and Board Secretary for Hewlett-Packard Company since 2007, where he oversaw the legal, compliance, government affairs, privacy and ethics operations.
RITA A. KARACHUN — Age 52
March 2014 — Senior Vice President Finance - Global Controller — responsible for the Company’s global controller’s organization including all accounting, controls, external reporting and financial standards and policies
November 2009 — Assistant Controller — responsible for the global consolidation of the Company’s entities as well as acting as controller for the U.S.-based entities
ROGER M. PERLMUTTER, M.D., Ph.D. — Age 63
April 2013 — Executive Vice President and President, Merck Research Laboratories — responsible for the Company’s global research and development efforts
Prior to April 2013, Dr. Perlmutter was Executive Vice President of Research and Development, Amgen Inc. from 2001 to 2012.
MICHAEL ROSENBLATT, M.D. — Age 68
December 2009 — Executive Vice President and Chief Medical Officer — the Company’s primary voice to the global medical community on critical issues such as patient safety and benefit:risk of medications
ADAM H. SCHECHTER — Age 51
May 2010 — Executive Vice President and President, Global Human Health — responsible for the Company’s global pharmaceutical and vaccine business
November 2009 — President, Global Human Health, U.S. Market and Integration Leader — commercial responsibility in the United States for the Company’s portfolio of prescription medicines. Leader for the integration efforts for the Merck/Schering-Plough merger across all divisions and functions.
All officers listed above serve at the pleasure of the Board of Directors. None of these officers was elected pursuant to any arrangement or understanding between the officer and the Board.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The principal market for trading of the Company’s Common Stock is the New York Stock Exchange (NYSE) under the symbol MRK. The Common Stock market price information set forth in the table below is based on historical NYSE market prices.
The following table also sets forth, for the calendar periods indicated, the dividend per share information.

Cash Dividends Paid per Common Share
	Year	4th Q	3rd Q	2nd Q	1st Q
2015	$1.80	$0.45	$0.45	$0.45	$0.45
2014	$1.76	$0.44	$0.44	$0.44	$0.44
Common Stock Market Prices

2015		4th Q	3rd Q	2nd Q	1st Q
High		$55.77	$60.07	$61.70	$63.62
Low		$48.35	$45.69	$56.22	$55.64
2014
High		$62.20	$61.33	$59.84	$57.65
Low		$52.49	$55.57	$54.40	$49.30

As of January 31, 2016, there were approximately 135,000 shareholders of record.

Issuer purchases of equity securities for the three months ended December 31, 2015 were as follows:
Issuer Purchases of Equity Securities

			($ in millions)
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
October 1 — October 31	8,968,000	$50.45	$9,218
November 1 — November 30	6,136,400	$54.25	$8,885
December 1 — December 31	7,464,600	$53.06	$8,489
Total	22,569,000	$52.35	$8,489

(1)	All shares purchased during the period were made as part of a plan approved by the Board of Directors in March 2015 to purchase up to $10 billion in Merck shares.

Performance Graph
The following graph assumes a $100 investment on December 31, 2010, and reinvestment of all dividends, in each of the Company’s Common Shares, the S&P 500 Index, and a composite peer group of the major U.S.-based pharmaceutical companies, which are: AbbVie Inc., Bristol-Myers Squibb Company, Johnson & Johnson, Eli Lilly and Company, and Pfizer Inc.
Comparison of Five-Year Cumulative Total Return
Merck & Co., Inc., Composite Peer Group and S&P 500 Index

	End of Period Value	2015/2010 CAGR**
MERCK	$177	12%
PEER GRP.**	244	20%
S&P 500	181	13%

	2010	2011	2012	2013	2014	2015
MERCK	100.00	109.40	123.72	156.90	183.56	176.53
PEER GRP.	100.00	122.23	141.20	196.84	229.34	244.08
S&P 500	100.00	102.10	118.44	156.78	178.22	180.67

*	Compound Annual Growth Rate

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
Merck & Co., Inc. and Subsidiaries
($ in millions except per share amounts)

	2015 (1)	2014 (2)	2013	2012(3)	2011(4)
Results for Year:
Sales	$39,498	$42,237	$44,033	$47,267	$48,047
Materials and production	14,934	16,768	16,954	16,446	16,871
Marketing and administrative	10,313	11,606	11,911	12,776	13,733
Research and development	6,704	7,180	7,503	8,168	8,467
Restructuring costs	619	1,013	1,709	664	1,306
Other (income) expense, net	1,527	(11,613)	411	474	336
Income before taxes	5,401	17,283	5,545	8,739	7,334
Taxes on income	942	5,349	1,028	2,440	942
Net income	4,459	11,934	4,517	6,299	6,392
Less: Net income attributable to noncontrolling interests	17	14	113	131	120
Net income attributable to Merck & Co., Inc.	4,442	11,920	4,404	6,168	6,272
Basic earnings per common share attributable to Merck & Co., Inc. common shareholders	$1.58	$4.12	$1.49	$2.03	$2.04
Earnings per common share assuming dilution attributable to Merck & Co., Inc. common shareholders	$1.56	$4.07	$1.47	$2.00	$2.02
Cash dividends declared	5,115	5,156	5,132	5,173	4,818
Cash dividends declared per common share	$1.81	$1.77	$1.73	$1.69	$1.56
Capital expenditures	1,283	1,317	1,548	1,954	1,723
Depreciation	1,593	2,471	2,225	1,999	2,351
Average common shares outstanding (millions)	2,816	2,894	2,963	3,041	3,071
Average common shares outstanding assuming dilution (millions)	2,841	2,928	2,996	3,076	3,094
Year-End Position:
Working capital (5)	$10,561	$14,208	$17,469	$15,926	$16,128
Property, plant and equipment, net	12,507	13,136	14,973	16,030	16,297
Total assets (5)	101,779	98,167	105,440	105,921	104,699
Long-term debt	23,929	18,699	20,539	16,254	15,525
Total equity	44,767	48,791	52,326	55,463	56,943
Year-End Statistics:
Number of stockholders of record	135,500	142,000	149,400	157,400	166,100
Number of employees	68,000	70,000	77,000	83,000	86,000

(1)
Amounts for 2015 include a net charge related to the settlement of Vioxx shareholder class action litigation, foreign exchange losses related to Venezuela, gains on the dispositions of businesses and other assets and the favorable benefit of certain tax items.

(2)
Amounts for 2014 reflect the divestiture of Merck’s Consumer Care business on October 1, 2014, including a gain on the sale, as well as a gain recognized on an option exercise by AstraZeneca, gains on the dispositions of other businesses and assets, and a loss on extinguishment of debt.

(3)	Amounts for 2012 include a net charge recorded in connection with the settlement of certain shareholder litigation.

(4)	Amounts for 2011 include an arbitration settlement charge.

(5)	Amounts have been restated to give effect to the early adoption of accounting guidance issued by the Financial Accounting Standards Board. See Note 2 to Item 8(a). “Financial Statements.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Description of Merck’s Business
Merck & Co., Inc. (Merck or the Company) is a global health care company that delivers innovative health solutions through its prescription medicines, vaccines, biologic therapies and animal health products, which it markets directly and through its joint ventures. The Company’s operations are principally managed on a products basis and are comprised of four operating segments, the Pharmaceutical, Animal Health, Alliances and Healthcare Services segments. The Pharmaceutical segment is the only reportable segment. The Pharmaceutical segment includes human health pharmaceutical and vaccine products marketed either directly by the Company or through joint ventures. Human health pharmaceutical products consist of therapeutic and preventive agents, generally sold by prescription, for the treatment of human disorders. The Company sells these human health pharmaceutical products primarily to drug wholesalers and retailers, hospitals, government agencies and managed health care providers such as health maintenance organizations, pharmacy benefit managers and other institutions. Vaccine products consist of preventive pediatric, adolescent and adult vaccines, primarily administered at physician offices. The Company sells these human health vaccines primarily to physicians, wholesalers, physician distributors and government entities. The Company also has animal health operations that discover, develop, manufacture and market animal health products, including vaccines, which the Company sells to veterinarians, distributors and animal producers. Merck’s Alliances segment primarily includes results from the Company’s relationship with AstraZeneca LP until the termination of that relationship on June 30, 2014. The Company’s Healthcare Services segment provides services and solutions that focus on engagement, health analytics and clinical services to improve the value of care delivered to patients. On October 1, 2014, the Company divested its Consumer Care segment that developed, manufactured and marketed over-the-counter, foot care and sun care products.
Overview
During 2015, Merck continued to execute its research and development focused-strategy, advance its pipeline and commercial portfolio while maintaining a disciplined approach to cost management and delivering capital returns to shareholders. The Company received several product approvals in 2015 that include expanded indications for Keytruda, the Company’s anti-PD-1 (programmed death receptor-1) therapy for the treatment of advanced melanoma and metastatic non-small-cell lung cancer (NSCLC) in patients whose tumors express PD-L1 with disease progression following other therapies, as well as U.S. Food and Drug Administration (FDA) approval for Bridion (sugammadex) Injection, a medication for the reversal of two types of neuromuscular blocking agents used during surgery. Additionally, in January 2016, the FDA approved Zepatier, a once-daily, single tablet combination therapy in the treatment of chronic hepatitis C virus (HCV) genotype (GT) 1 or GT4 infection, with or without ribavirin. Business development is a critical part of the Company’s strategy as Merck looks to combine internal and external innovation to enhance its pipeline. During 2015, Merck acquired Cubist Pharmaceuticals, Inc. (Cubist), a leader in the development of new therapies to treat serious and potentially life-threatening infections caused by a broad range of increasingly drug-resistant bacteria, and cCAM Biotherapuetics Ltd. (cCAM), a biopharmaceutical company focused on the discovery and development of novel cancer immunotherapies. Also in 2015, Merck entered into a multi-year collaboration with NGM Biopharmaceuticals, Inc. (NGM) to research, discover, develop and commercialize novel biologic therapies across a wide range of therapeutic areas. In January 2016, Merck acquired IOmet Pharma Ltd (IOmet), a drug discovery company focused on the development of innovative medicines for the treatment of cancer, with a particular emphasis on the fields of cancer immunotherapy and cancer metabolism.
Worldwide sales were $39.5 billion in 2015, a decline of 6% compared with 2014, including a 6% unfavorable effect from foreign exchange. The acquisition of Cubist in 2015, the divestiture of Merck’s Consumer Care business (MCC) in 2014, as well as product divestitures and the termination in 2014 of the Company’s relationship with AstraZeneca LP (AZLP) had a net unfavorable impact to sales of approximately 3%. Sales performance was also unfavorably affected by the ongoing impacts of the loss of market exclusivity for several products. These unfavorable impacts were partially offset by volume growth in oncology, diabetes, women’s health and vaccine products, and positive performance from Merck’s Animal Health business.
Merck continues to support its in-line portfolio, as well as ongoing and upcoming product launches. Keytruda, initially approved by the FDA in September 2014 for the treatment of advanced melanoma in patients with disease progression after other therapies, is launching in more than 40 markets, including in the European Union (EU). In 2015, Merck achieved multiple additional regulatory milestones for Keytruda including accelerated approval from the FDA for the treatment of patients with metastatic NSCLC whose tumors express PD-L1 as determined by an FDA-approved test and who have disease progression on or after platinum-containing chemotherapy. In addition, the FDA approved an expanded indication for Keytruda to include the first-line treatment of patients with unresectable or metastatic melanoma. Additionally, in 2015, the European Commission (EC) approved Keytruda for the treatment of advanced (unresectable or metastatic) melanoma in adults. The Keytruda clinical trials program currently includes more than 30 tumor types in more than 200 clinical trials, including over 100 trials that combine Keytruda with other cancer treatments (see “Research and Development” below). The Company is also launching Zepatier and Bridion in the United States.
While the Company continues to execute its strategy of pursuing business development opportunities to complement its internal research capabilities, as part of Merck’s prioritization efforts, the Company also continues to review its existing assets to determine whether they can provide the best short- and longer-term value with Merck or elsewhere. In connection with its portfolio assessment process, the Company divested its remaining ophthalmics business in international markets during 2015. The Company’s portfolio assessment process is ongoing and future divestitures may occur.
Merck is focusing its research efforts on the therapeutic areas that it believes can make the most impact on addressing critical areas of unmet medical need, such as cancer, hepatitis C, cardiometabolic disease, resistant microbial infection and Alzheimer’s disease. During 2015, the Company continued to make strides in its late-stage pipeline. MK-6072, bezlotoxumab, is an investigational antitoxin for the prevention of Clostridium difficile (C. difficile) infection recurrence that is currently under review with the FDA and the European Medicines Agency (EMA). MK-1293, an insulin glargine candidate for the treatment of patients with type 1 and type 2 diabetes being developed in a collaboration, is also under review in the EU, as is Zepatier. Keytruda is under review in the EU for the treatment of NSCLC.
In addition to Phase 3 programs for Keytruda in the therapeutic areas of bladder, breast, colorectal, gastric, head and neck, multiple myeloma, and esophageal cancers, the Company also has more than 10 candidates in Phase 3 clinical development in its core therapeutic areas, as well as other areas with significant potential, including MK-3102, omarigliptin, an investigational once-weekly dipeptidyl peptidase-4 (DPP-4) inhibitor in development for the treatment of adults with type 2 diabetes; MK-0822, odanacatib, an oral, once-weekly investigational treatment for patients with osteoporosis; MK-8835, ertugliflozin, an investigational oral sodium glucose cotransporter-2 (SGLT2) inhibitor being evaluated alone and in combination with Januvia (sitagliptin) and metformin for the treatment of type 2 diabetes; and MK-8237, an investigational allergy immunotherapy tablet for house dust mite allergy. Merck expects to submit applications for regulatory approval in the United States for each of these candidates, as well as MK-1293 described above, in 2016.
As a result of continued portfolio prioritization, the Company is out-licensing or discontinuing selected late-stage clinical development assets. During 2015, the Company out-licensed MK-1602 and MK-8031, investigational small molecule oral calcitonin gene-related peptide (CGRP) receptor antagonists, which are being developed for the treatment and prevention of migraine.
The Company continued to make strong progress in 2015 reducing its cost base. As a result of disciplined cost management, Merck has achieved its overall savings goal in 2015 as noted below. The Company has in turn invested its resources to grow its strongest brands and to support the most promising assets in its pipeline. Marketing and administrative expenses declined in 2015 as compared with 2014 reflecting in part this continued focus by the Company on prioritizing its resources to the highest growth areas.
In 2013, the Company initiated actions under a global restructuring program (the 2013 Restructuring Program) as part of a global initiative to sharpen its commercial and research and development focus. The actions under this program primarily include the elimination of positions in sales, administrative and headquarters organizations, as well as research and development. Additionally, these actions include the reduction of the Company’s global real estate footprint and improvements in the efficiency of its manufacturing and supply network. The Company recorded total pretax costs of $527 million in 2015 and $1.2 billion in both 2014 and 2013 related to this restructuring program. The actions under the 2013 Restructuring Program were substantially completed by the end of 2015. The Company has met its projected $2.0 billion in annual net cost savings for actions under the 2013 Restructuring Program. When the actions under the 2013 Restructuring Program are combined with the actions under the Merger Restructuring Program (discussed below), the Company has also met its annual net cost savings projection of $2.5 billion compared with full-year 2012 expense levels.

The global restructuring program (the Merger Restructuring Program) that was initiated in 2010 subsequent to the Merck and Schering-Plough Corporation (Schering-Plough) merger (the Merger) is intended to streamline the cost structure of the combined company. The actions under this plan include the elimination of positions in sales, administrative and headquarters organizations, as well as the sale or closure of certain manufacturing and research and development sites and the consolidation of office facilities. The Company recorded total pretax costs of $583 million in 2015, $730 million in 2014 and $1.1 billion in 2013 related to this restructuring program. The non-facility related restructuring actions under the Merger Restructuring Program are substantially complete.
Beginning January 1, 2016, the remaining restructuring actions under both plans, which primarily relate to ongoing facility rationalizations, will be accounted for in the aggregate prospectively. The Company expects to complete such actions by the end of 2017 and incur approximately $1.5 billion of additional pretax costs.
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
In November 2015, Merck’s Board of Directors raised the Company’s quarterly dividend to $0.46 per share from $0.45 per share. During 2015, the Company returned $9.3 billion to shareholders through dividends and share repurchases.
In January 2016, Merck announced that it had reached an agreement with plaintiffs to resolve Vioxx shareholder class action litigation pending in New Jersey federal court. Under the agreement, Merck will pay $830 million to resolve the settlement class members’ claims, plus an additional amount for approved attorneys’ fees and expenses. In connection with the settlement, Merck recorded a net pretax charge of $680 million in the fourth quarter of 2015, which includes anticipated insurance recoveries. See Note 10 to the consolidated financial statements.
Earnings per common share assuming dilution attributable to common shareholders (EPS) for 2015 were $1.56 compared with $4.07 in 2014. EPS in both years reflect the impact of acquisition and divestiture-related costs and restructuring costs, as well as certain other items, which in 2014 include an $11.2 billion gain recognized in connection with the divestiture of MCC. Non-GAAP EPS, which excludes these items, were $3.59 in 2015 and $3.49 in 2014 (see “Non-GAAP Income and Non-GAAP EPS” below).
Competition and the Health Care Environment
Competition
The markets in which the Company conducts its business and the pharmaceutical industry in general are highly competitive and highly regulated. The Company’s competitors include other worldwide research-based pharmaceutical companies, smaller research companies with more limited therapeutic focus, generic drug manufacturers and animal health care companies. The Company’s operations may be adversely affected by generic and biosimilar competition as the Company’s products mature, as well as technological advances of competitors, industry consolidation, patents granted to competitors, competitive combination products, new products of competitors, the generic availability of competitors’ branded products, and new information from clinical trials of marketed products or post-marketing surveillance. In addition, patent rights are increasingly being challenged by competitors, and the outcome can be highly uncertain. An adverse result in a patent dispute can preclude commercialization of products or negatively affect sales of existing products and could result in the recognition of an impairment charge with respect to intangible assets associated with certain products. Competitive pressures have intensified as pressures in the industry have grown.
Pharmaceutical competition involves a rigorous search for technological innovations and the ability to market these innovations effectively. With its long-standing emphasis on research and development, the Company is well positioned to compete in the search for technological innovations. Additional resources required to meet market challenges include quality control, flexibility to meet customer specifications, an efficient distribution system and a strong technical information service. The Company is active in acquiring and marketing products through external alliances, such as licensing arrangements, and has been refining its sales and marketing efforts to further address changing industry conditions. However, the introduction of new products and processes by competitors may result in price reductions and product displacements, even for products protected by patents. For example, the number of compounds available to treat a particular disease typically increases over time and can result in slowed sales growth or reduced sales for the Company’s products in that therapeutic category.
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
Against this backdrop, the United States enacted major health care reform legislation in 2010 (the Patient Protection and Affordable Care Act), which began to be implemented in 2010. Various insurance market reforms have advanced and state and federal insurance exchanges were launched in 2014. By the end of the decade, the law is expected to expand access to health care to about 32 million Americans who did not previously have insurance coverage. With respect to the effect of the law on the pharmaceutical industry, the law increased the mandated Medicaid rebate from 15.1% to 23.1%, expanded the rebate to Medicaid managed care utilization, and increased the types of entities eligible for the federal 340B drug discount program. The law also requires pharmaceutical manufacturers to pay a 50% point of service discount to Medicare Part D beneficiaries when they are in the Medicare Part D coverage gap (i.e., the so-called “donut hole”). Approximately $550 million, $430 million and $280 million was recorded by Merck as a reduction to revenue in 2015, 2014 and 2013, respectively, related to the donut hole provision. Also, pharmaceutical manufacturers are now required to pay an annual non-tax deductible health care reform fee. The total annual industry fee was $3.0 billion in 2015 and will remain $3.0 billion in 2016. The fee is assessed on each company in proportion to its share of prior year branded pharmaceutical sales to certain government programs, such as Medicare and Medicaid. The Company recorded $173 million, $390 million and $151 million of costs within Marketing and administrative expenses in 2015, 2014 and 2013, respectively, for the annual health care reform fee. The higher expenses in 2014 reflect final regulations on the annual health care reform fee issued by the Internal Revenue Service (IRS) on July 28, 2014. The final IRS regulations accelerated the recognition criteria for the fee obligation by one year to the year in which the underlying sales used to allocate the fee occurred rather than the year in which the fee was paid. As a result of this change, Merck recorded an additional year of expense of $193 million in 2014. On January 21, 2016, the Centers for Medicare & Medicaid Services issued the Medicaid Rebate Final Rule that implements provisions of the Patient Protection and Affordable Care Act effective April 1, 2016. The rule provides comprehensive guidance on the calculation of Average Manufacturer Price and Best Price; two metrics utilized to determine the rebates drug manufacturers are required to pay to state Medicaid programs. Merck is still evaluating the rule to determine whether it will have a material impact on Merck’s Medicaid rebate liability.
The Company also faces increasing pricing pressure globally from managed care organizations, government agencies and programs that could negatively affect the Company’s sales and profit margins. In the United States, these include (i) practices of managed care organizations, federal and state exchanges, and institutional and governmental purchasers, and (ii) U.S. federal laws and regulations related to Medicare and Medicaid, including the Medicare Prescription Drug Improvement and Modernization Act of 2003 and the Patient Protection and Affordable Care Act. Changes to the health care system enacted as part of health care reform in the United States, as well as increased purchasing power of entities that negotiate on behalf of Medicare, Medicaid, and private sector beneficiaries, could result in further pricing pressures. As an example, health care reform is contributing to an increase in the number of patients in the Medicaid program under which sales of pharmaceutical products are subject to substantial rebates.
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

Efforts toward health care cost containment remain intense in several European countries. Many countries have continued to announce and execute austerity measures, which include the implementation of pricing actions to reduce prices of generic and patented drugs and mandatory switches to generic drugs. While the Company is taking steps to mitigate the impact in these countries, the austerity measures continued to negatively affect the Company’s revenue performance in 2015 and the Company anticipates the austerity measures will continue to negatively affect revenue performance in 2016. In addition, a majority of countries attempt to contain drug costs by engaging in reference pricing in which authorities examine pre-determined markets for published prices of drugs by brand. The authorities then use price data from those markets to set new local prices for brand-name drugs, including the Company’s. Guidelines for examining reference pricing are usually set in local markets and can be changed pursuant to local regulations.
In addition, in Japan, the pharmaceutical industry is subject to government-mandated biennial price reductions of pharmaceutical products and certain vaccines, which will occur again in 2016. Furthermore, the government can order repricings for classes of drugs if it determines that it is appropriate under applicable rules.
Certain markets outside of the United States have also implemented other cost management strategies, such as health technology assessments, which require additional data, reviews and administrative processes, all of which increase the complexity, timing and costs of obtaining product reimbursement and exert downward pressure on available reimbursement.
The Company’s focus on emerging markets has increased. Governments in many emerging markets are also focused on constraining health care costs and have enacted price controls and related measures, such as compulsory licenses, that aim to put pressure on the price of pharmaceuticals and constrain market access. The Company anticipates that pricing pressures and market access challenges will continue in 2016 to varying degrees in the emerging markets.
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
Operating Results
Sales
Worldwide sales were $39.5 billion in 2015, a decline of 6% compared with 2014 including a 6% unfavorable effect from foreign exchange. The acquisition of Cubist in 2015, the divestiture of MCC in 2014, as well as product divestitures and the termination of the Company’s relationship with AstraZeneca LP (AZLP) also in 2014, as discussed below, had a net unfavorable impact to sales of approximately 3%. In addition, sales performance in 2015 reflects declines in PegIntron and Victrelis, medicines for the treatment of HCV, Remicade, a treatment for inflammatory diseases, Pneumovax 23, a vaccine to help prevent pneumococcal disease, Nasonex, an inhaled corticosteroid for the treatment of nasal allergy symptoms and Vytorin, a cholesterol modifying medicine. These declines were partially offset by volume growth in Keytruda, an anti-PD-1 therapy; Januvia and Janumet, for the treatment of type 2 diabetes, Gardasil/Gardasil 9, vaccines to help prevent certain diseases caused by certain types of human papillomavirus (HPV), Noxafil, for the prevention of invasive fungal infections, Simponi, a once-monthly subcutaneous treatment for inflammatory diseases, Implanon/Nexplanon, single-rod subdermal contraceptive implants, Invanz, for the treatment of certain infections, Dulera Inhalation Aerosol, a combination medicine for the treatment of asthma, and Bridion, a medication for the reversal of two types of neuromuscular blocking agents used during surgery, as well as volume growth in Animal Health products and higher third-party manufacturing sales.
In January 2015, the Company acquired Cubist, which contributed sales of $1.3 billion to Merck’s revenues in 2015. In 2014, the Company divested certain ophthalmic products in several international markets (most of which closed on July 1, 2014). In addition, on October 1, 2014, the Company divested its MCC business including the prescription rights to Claritin and Afrin. The sales decline in 2015 attributable to these divestitures was approximately $1.9 billion of which $1.5 billion related to the Consumer Care segment and $400 million related to the Pharmaceutical segment. Also, in 2014, the Company sold the U.S. marketing rights to Saphris, an antipsychotic indicated for the treatment of schizophrenia and bipolar I disorder in adults, which resulted in revenue of $232 million. Additionally, the Company’s relationship with AZLP terminated on June 30, 2014; therefore, effective July 1, 2014, the Company no longer records supply sales to AZLP. These supply sales were $463 million in 2014 through the termination date and were reflected in the Alliances segment.
Sales in the United States were $17.5 billion in 2015, an increase of 3% compared with $17.1 billion in 2014. The increase was driven primarily by the acquisition of Cubist, as well as higher sales of Keytruda, Gardasil/Gardasil 9, Januvia/Janumet, Zetia, a cholesterol modifying medicine, and higher third-party manufacturing sales. These increases were partially offset by the 2014 divestiture of MCC, the termination of the Company’s relationship with AZLP in 2014, revenue recognized in 2014 in connection with the sale of the U.S. marketing rights to Saphris, as well as lower sales in 2015 of Pneumovax 23 and Nasonex.
International sales were $22.0 billion in 2015, a decline of 13% compared with $25.2 billion in 2014. Foreign exchange unfavorably affected international sales performance by 11% in 2015. Excluding the unfavorable effect of foreign exchange, the sales decrease reflects the divestiture of MCC, as well as lower sales in the Pharmaceutical segment, largely reflecting declines in Europe and Japan, partially offset by growth in the emerging markets. Sales in Europe declined 19% in 2015, to $7.7 billion, including a 14% unfavorable effect from foreign exchange. Excluding the unfavorable effect from foreign exchange, the decline was driven primarily by lower sales of Remicade, as well as lower sales of products for the treatment of HCV and from product divestitures and ongoing generic erosion and fiscal austerity measures in this region, partially offset by growth in Simponi, Keytruda, and Januvia/Janumet. Sales in Japan declined 23% in 2015, to $2.6 billion, of which 11% was due to the unfavorable effect of foreign exchange. The sales decline was largely driven by product divestitures and the ongoing impacts of the loss of market exclusivity for several products, including Cozaar and Hyzaar, treatments for hypertension, as well as lower sales of PegIntron and Januvia.

Sales in the emerging markets were $7.3 billion in 2015, a decline of 6% including an 11% unfavorable effect from foreign exchange. Excluding the unfavorable effect of foreign exchange, sales performance reflects volume growth of diabetes, hospital acute care, oncology and certain diversified brand products, partially offset by lower sales of HCV products, as well as from product divestitures. Total international sales represented 56% and 60% of total sales in 2015 and 2014, respectively.
Global efforts toward health care cost containment continue to exert pressure on product pricing and market access worldwide. In the United States, health care reform is contributing to an increase in the number of patients in the Medicaid program under which sales of pharmaceutical products are subject to substantial rebates. In many international markets, government-mandated pricing actions have reduced prices of generic and patented drugs. In addition, other austerity measures negatively affected the Company’s revenue performance in 2015. The Company anticipates these pricing actions, including the biennial price reductions in Japan that will occur again in 2016, and other austerity measures will continue to negatively affect revenue performance in 2016.
Worldwide sales totaled $42.2 billion in 2014, a decline of 4% compared with $44.0 billion in 2013. Foreign exchange unfavorably affected global sales performance by 1% in 2014. The decline reflects lower revenue resulting from the ongoing impacts of the loss of market exclusivity for several products, including Temodar, a treatment for certain types of brain tumors, Singulair, a once-a-day oral medicine for the chronic treatment of asthma and for the relief of symptoms of allergic rhinitis, and Cozaar and Hyzaar. In addition, the sales decline was attributable to product divestitures that occurred in 2014 and 2013 as discussed below, the termination of the Company’s relationship with AZLP, as well as the divestiture of MCC. The revenue decline was also driven by lower sales of Victrelis and PegIntron, Nasonex, and Vytorin. These declines were partially offset by growth in Remicade and Simponi, the diabetes franchise of Januvia/Janumet, Dulera Inhalation Aerosol, Implanon/Nexplanon, as well as higher sales from hospital acute care and animal health products. In addition, the Company recognized revenue of $232 million in 2014 in connection with the sale of the U.S. marketing rights to Saphris.
In October 2013, the Company sold its active pharmaceutical ingredient (API) manufacturing business and, effective December 31, 2013, certain related products within Diversified Brands. In November 2013, Merck sold the U.S. rights to certain ophthalmic products and in January 2014 sold the U.S. marketing rights to Saphris. In addition, the Company sold the U.S. rights to Zioptan in April 2014. Also in 2014, as noted above, the Company divested certain ophthalmic products in several international markets and sold its MCC business. The sales decline in 2014 attributable to these divestitures was approximately $1.1 billion, of which approximately $575 million related to the Pharmaceutical segment, $345 million related to the Consumer Care segment and $150 million related to the divested API manufacturing business (non-segment revenues). Also, the termination of the Company’s relationship with AZLP resulted in a sales decline of approximately $450 million in the Alliances segment in 2014 compared with 2013.

Sales of the Company’s products were as follows:

($ in millions)	2015	2014	2013
Primary Care and Women’s Health
Cardiovascular
Zetia	$2,526	$2,650	$2,658
Vytorin	1,251	1,516	1,643
Diabetes
Januvia	3,863	3,931	4,004
Janumet	2,151	2,071	1,829
General Medicine and Women’s Health
NuvaRing	732	723	686
Implanon/Nexplanon	588	502	403
Dulera	536	460	324
Follistim AQ	383	412	481
Hospital and Specialty
Hepatitis
PegIntron	182	381	496
HIV
Isentress	1,511	1,673	1,643
Hospital Acute Care
Cubicin (1)	1,127	25	24
Cancidas	573	681	660
Invanz	569	529	488
Noxafil	487	402	309
Bridion	353	340	288
Primaxin	313	329	335
Immunology
Remicade	1,794	2,372	2,271
Simponi	690	689	500
Oncology
Keytruda	566	55	—
Emend	535	553	507
Temodar	312	350	708
Diversified Brands
Respiratory
Singulair	931	1,092	1,196
Nasonex	858	1,099	1,335
Clarinex	187	232	235
Other
Cozaar/Hyzaar	667	806	1,006
Arcoxia	471	519	484
Fosamax	359	470	560
Zocor	217	258	301
Propecia	183	264	283
Vaccines (2)
Gardasil/Gardasil 9	1,908	1,738	1,831
ProQuad/M-M-R II/Varivax	1,505	1,394	1,306
Zostavax	749	765	758
RotaTeq	610	659	636
Pneumovax 23	542	746	653
Other pharmaceutical (3)	4,553	5,356	6,596
Total Pharmaceutical segment sales	34,782	36,042	37,437
Other segment sales (4)	3,659	5,758	6,397
Total segment sales	38,441	41,800	43,834
Other (5)	1,057	437	199
	$39,498	$42,237	$44,033

(1)	Sales of Cubicin in 2015 represent sales subsequent to the Cubist acquisition date. Sales of Cubicin in 2014 and 2013 reflect sales in Japan pursuant to a previously existing licensing agreement.

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

(4)
Represents the non-reportable segments of Animal Health, Alliances and Healthcare Services, as well as Consumer Care until its divestiture on October 1, 2014. The Alliances segment includes revenue from the Company’s relationship with AZLP until termination on June 30, 2014.

(5)
Other revenues are primarily comprised of miscellaneous corporate revenues, including revenue hedging activities, as well as third-party manufacturing sales. Other revenues in 2014 also include $232 million received by Merck in connection with the sale of the U.S. marketing rights to Saphris. Other revenues in 2013 reflect $50 million of revenue for the out-license of a pipeline compound.

Pharmaceutical Segment
Primary Care and Women’s Health
Cardiovascular
Combined global sales of Zetia (marketed in most countries outside the United States as Ezetrol ) and Vytorin (marketed outside the United States as Inegy), medicines for lowering LDL cholesterol, were $3.8 billion in 2015, a decline of 9% compared with 2014 including a 7% unfavorable effect from foreign exchange. The sales decline was driven primarily by lower volumes of Ezetrol in Canada where it lost market exclusivity in September 2014, as well as by lower volumes in the United States, partially offset by higher pricing in the United States. Combined worldwide sales of Zetia and Vytorin were $4.2 billion in 2014, a decline of 3% compared with 2013. Foreign exchange unfavorably affected global sales performance by 1% in 2014. The sales decline was driven primarily by lower volumes of Vytorin in the United States and Ezetrol in Canada due to loss of market exclusivity.
In November 2014, Merck announced that the investigational IMPROVE-IT study (IMProved Reduction of Outcomes: Vytorin Efficacy International Trial) met its primary and all secondary composite efficacy endpoints. In IMPROVE-IT, patients taking Vytorin - which combines simvastatin with Zetia - experienced significantly fewer major cardiovascular events (as measured by a composite of cardiovascular death, non-fatal myocardial infarction, non-fatal stroke, re-hospitalization for unstable angina or coronary revascularization occurring at least 30 days after randomization) than patients treated with simvastatin alone. The results from this 18,144 patient study of high-risk patients presenting with acute coronary syndromes were presented at the American Heart Association 2014 Scientific Sessions. In April 2015, Merck submitted the data from IMPROVE-IT to the FDA to support a new indication for reduction of cardiovascular events for Vytorin and Zetia. Vytorin and Zetia are currently indicated for use along with a healthy diet to reduce elevated LDL cholesterol in patients with hyperlipidemia. The current U.S. Prescribing Information for both products states that the effect of ezetimibe on cardiovascular morbidity and mortality, alone or incremental to statin therapy, has not been determined. In February 2016, Merck announced that the FDA issued a Complete Response Letter (CRL) regarding Merck’s supplemental new drug applications. Merck is reviewing the letter and will determine next steps. Also, in February 2016, through a decentralized process, Merck received a positive outcome of the mutual recognition procedure for updated product information for Ezetrol and Inegy based on the results of IMPROVE-IT. Following the completion of this procedure, the EU Member States concerned will amend local labeling on a country by country basis to include the reduction of risk of cardiovascular events in patients with coronary heart disease and a history of acute coronary syndrome.
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
In May 2014, Merck announced that the FDA approved Zontivity for the reduction of thrombotic cardiovascular events in patients with a history of myocardial infarction or with peripheral arterial disease. The U.S. prescribing information for Zontivity includes a boxed warning regarding bleeding risk. In January 2015, Zontivity was approved by the EC for coadministration with acetylsalicylic acid and, where appropriate, clopidogrel, to reduce atherothrombotic events in adult patients with a history of myocardial infarction. Merck currently plans to begin launching Zontivity in certain European markets in 2016. The Company continues to monitor and assess Zontivity and the related intangible asset. Merck continues to focus on building product awareness in the United States for Zontivity. If the Company’s efforts to build product awareness in the United States or the launches in Europe are not successful, the Company may take a non-cash impairment charge with respect to the Zontivity intangible asset, which was $292 million at December 31, 2015.
Diabetes
Worldwide combined sales of Januvia and Janumet, medicines that help lower blood sugar levels in adults with type 2 diabetes, were $6.0 billion in 2015, essentially flat as compared with 2014 including a 7% unfavorable effect from foreign exchange. Sales performance reflects higher volumes and pricing in the United States, as well as volume growth in the emerging markets and Europe. Volume declines of co-marketed sitagliptin in Japan due to the timing of sales to the licensee partially offset growth in 2015. Combined global sales of Januvia and Janumet were $6.0 billion in 2014, an increase of 3% compared with 2013 including a 1% unfavorable effect from foreign exchange.

The growth was driven primarily by higher sales of both Januvia and Janumet in the United States and by volume growth in Europe, partially offset by lower sales of Januvia in Japan due to lower pricing. In April 2014, all DPP-4 inhibitors, including Januvia, were subject to repricing in Japan.
In June 2015, Merck announced the primary results of the Trial Evaluating Cardiovascular Outcomes with Sitagliptin (TECOS), a placebo-controlled study of the cardiovascular (CV) safety of Merck’s DPP-4 inhibitor Januvia (sitagliptin), added to usual care in more than 14,000 patients. The study achieved its primary composite CV endpoint of non-inferiority (defined as the time to the first confirmed event of any of the following: CV-related death, nonfatal myocardial infarction, nonfatal stroke, or hospitalization for unstable angina) compared to usual care without sitagliptin. In addition, there was no increase in hospitalization for heart failure and rates of all-cause mortality were similar in both treatments groups, which were two key secondary endpoints. These data were presented at the annual scientific meeting of the American Diabetes Association in June 2015.
In September 2015, Merck announced that the Japanese Pharmaceuticals and Medical Devices Agency approved Marizev (omarigliptin) 25 mg and 12.5 mg tablets, an oral, once-weekly DPP-4 inhibitor indicated for the treatment of adults with type 2 diabetes. Japan is the first country to have approved omarigliptin. Other worldwide regulatory submissions will follow.
General Medicine and Women’s Health
Worldwide sales of NuvaRing, a vaginal contraceptive product, were $732 million in 2015, an increase of 1% compared with 2014, and were $723 million in 2014, an increase of 5% compared with 2013. Foreign exchange unfavorably affected global sales performance by 7% and 1% in 2015 and 2014, respectively. Sales growth in both years largely reflects higher pricing in the United States.
Worldwide sales of Implanon/Nexplanon, single-rod subdermal contraceptive implants, rose to $588 million in 2015, a 17% increase compared with 2014 including a 6% unfavorable effect from foreign exchange. The increase was driven primarily by higher demand in the United States and in the emerging markets. Implanon/Nexplanon sales grew 25% to $502 million in 2014 compared with 2013 driven primarily by higher demand in the United States.
Global sales of Dulera Inhalation Aerosol, a combination medicine for the treatment of asthma, grew 16% in 2015 to $536 million and increased 42% in 2014 to $460 million driven primarily by higher demand in the United States.
Global sales of Follistim AQ (marketed in most countries outside the United States as Puregon), a fertility treatment, were $383 million in 2015, a decline of 7% compared with 2014, reflecting a 9% unfavorable effect from foreign exchange that was offset by higher pricing in the United States. Worldwide sales of Follistim AQ declined 14% to $412 million in 2014 compared with 2013 driven largely by lower pricing in the United States, as well as by lower sales in Europe driven primarily by volume declines. Foreign exchange unfavorably affected global sales performance by 1% in 2014. The patent that provided market exclusivity for Follistim AQ in the United States expired in June 2015.

Hospital and Specialty
Hepatitis
Worldwide sales of PegIntron, a treatment for chronic HCV, were $182 million in 2015, a decline of 52% compared with 2014 including a 5% unfavorable effect from foreign exchange. The decline was driven by lower volumes in nearly all regions as the availability of newer therapeutic options continues to reduce market share. Global sales of PegIntron were $381 million in 2014, a decline of 23% compared with 2013 including a 3% unfavorable effect from foreign exchange. The decrease was driven by lower volumes in most regions as the availability of newer therapeutic options resulted in loss of market share or led to patient treatment delays in markets anticipating the availability of new therapeutic options.
Global sales of Victrelis, an oral medicine for the treatment of chronic HCV, were $18 million in 2015, a decline of 89% compared with 2014, driven by lower volumes in Europe and the emerging markets as the availability of newer therapeutic options continues to reduce market share. Worldwide sales of Victrelis were $153 million in 2014, a decline of 64% compared with 2013, driven by lower volumes in nearly all regions, particularly within the United States, as the availability of newer therapeutic options resulted in loss of market share or led to patient treatment delays in markets anticipating the availability of newer therapeutic options.

In January 2016, the FDA approved Zepatier for the treatment of adult patients with chronic HCV GT1 or GT4 infection, with or without ribavirin. Zepatier is a once-daily, fixed-dose combination tablet containing the NS5A inhibitor elbasvir (50 mg) and the NS3/4A protease inhibitor grazoprevir (100 mg). The FDA previously granted two Breakthrough Therapy designations to Zepatier, for the treatment of chronic HCV GT1 infection in patients with end stage renal disease on hemodialysis, and for the treatment of patients with chronic HCV GT4 infection. Breakthrough Therapy designation is given to investigational medicines for serious or life-threatening conditions that may offer substantial improvement over existing therapies. Across multiple clinical studies, Zepatier achieved high rates of sustained virologic response ranging from 94% to 97% in GT1-infected patients, and 97% to 100% in GT4-infected patients. Sustained virologic response is defined as HCV RNA levels measuring less than the lower limit of quantification at 12 weeks after the cessation of treatment, indicating that a patient’s HCV infection has been cured. Zepatier became available in the United States in February 2016. Zepatier is under review in the EU.
HIV
Worldwide sales of Isentress, an HIV integrase inhibitor for use in combination with other antiretroviral agents for the treatment of HIV-1 infection, were $1.5 billion in 2015, a decline of 10% compared with 2014 including an 8% unfavorable effect from foreign exchange. The decline was driven primarily by lower volumes in the United States and lower demand and pricing in Europe due to competitive pressures, partially offset by higher volumes in Latin America and higher pricing in the United States. Global sales of Isentress increased 2% in 2014 to $1.7 billion compared with 2013 primarily reflecting volume growth in Europe and the emerging markets, particularly in Latin America resulting from government tenders, partially offset by volume declines in the United States reflecting competitive pressures. Foreign exchange unfavorably affected global sales performance by 1% in 2014.
Hospital Acute Care
In January 2015, Merck acquired Cubist, a leader in the development of therapies to treat serious infections caused by a broad range of bacteria. Cubist’s products include Cubicin, an I.V. antibiotic for complicated skin and skin structure infections or bacteremia, when caused by designated susceptible organisms. Sales of Cubicin were $1.1 billion in 2015 subsequent to the acquisition. The U.S. composition patent for Cubicin expires in June 2016 and significant losses of Cubicin sales are expected to occur thereafter.
In many markets outside of the United States, Cubicin is commercialized by other companies in accordance with distribution agreements established prior to Merck’s acquisition of Cubist. In the fourth quarter of 2015, Merck entered into agreements to reacquire the marketing rights to Cubicin in certain international markets (including Europe, Latin America, Australia, New Zealand, China, South Africa and certain other Asia Pacific countries).
Cubist’s products also include Zerbaxa, a combination product approved by the FDA in December 2014 for the treatment of adults with complicated urinary tract infections caused by designated susceptible Gram-negative organisms or with complicated intra-abdominal infections caused by designated susceptible Gram-negative and Gram-positive organisms, and Sivextro, a product approved by the FDA in June 2014 for the treatment of acute bacterial skin and skin structure infections (ABSSSI) in adults caused by designated susceptible Gram-positive organisms. Sivextro was also approved by the EC in March 2015 for the treatment of ABSSSI in adults. The Company began launching Sivextro in the second quarter of 2015. In September 2015, Zerbaxa was approved by the EC for the treatment of complicated intra-abdominal infections, acute pyelonephritis, and complicated urinary tract infections in adults. Zerbaxa and Sivextro are in Phase 3 development in the United States for the treatment of hospital-acquired bacterial pneumonia and ventilator-associated bacterial pneumonia.
Global sales of Cancidas, an anti-fungal product, were $573 million in 2015, a decrease of 16% compared with 2014 reflecting a 12% unfavorable effect from foreign exchange and volume declines in certain emerging markets. Worldwide sales of Cancidas grew 3% in 2014 to $681 million compared with 2013 largely reflecting volume growth in the Asia Pacific region, particularly in China. Foreign exchange unfavorably affected global sales performance by 1% in 2014.
Worldwide sales of Noxafil, for the prevention of invasive fungal infections, grew 21% in 2015 to $487 million and increased 30% in 2014 to $402 million driven by pricing and higher demand in the United States and volume growth in Europe reflecting a positive impact from the approval of new formulations. Foreign exchange unfavorably affected global sales performance by 12% in 2015.

Sales of Bridion, for the reversal of two types of neuromuscular blocking agents used during surgery, grew 4% in 2015 to $353 million and rose 18% in 2014 to $340 million driven by volume growth in the international markets where it is sold. Foreign exchange unfavorably affected global sales performance by 19% in 2015 and 6% in 2014. Bridion is approved and marketed in many countries outside of the United States. In December 2015, the FDA approved Bridion for the reversal of neuromuscular blockade induced by rocuronium bromide and vecuronium bromide in adults undergoing surgery.
Immunology
Sales of Remicade, a treatment for inflammatory diseases (marketed by the Company in Europe, Russia and Turkey), were $1.8 billion in 2015, a decline of 24% compared with 2014 including a 14% unfavorable effect from foreign exchange. In February 2015, the Company lost market exclusivity for Remicade in major European markets and no longer has market exclusivity in any of its marketing territories. The Company is experiencing pricing and volume declines in these markets as a result of biosimilar competition. While the Company has retained a majority of its existing patients, the Company has lost market share as new patients are prescribed biosimilars. The Company expects the Remicade sales decline to accelerate throughout 2016. Sales of Remicade were $2.4 billion in 2014, an increase of 4% compared with 2013 reflecting sales growth in Europe, partially offset by a decline in Russia.
Sales of Simponi, a once-monthly subcutaneous treatment for certain inflammatory diseases (marketed by the Company in Europe, Russia and Turkey), were $690 million in 2015, essentially flat as compared with 2014, driven by higher demand in Europe, reflecting in part an ongoing positive impact from the ulcerative colitis indication, which was offset by a 19% unfavorable effect from foreign exchange. Sales of Simponi grew 38% in 2014 to $689 million compared with 2013 driven by demand in Europe reflecting in part a positive impact from the ulcerative colitis indication.
Other products contained in Hospital and Specialty include among others, Invanz for the treatment of certain infections; and Primaxin, an anti-bacterial product.
Oncology
Sales of Keytruda, an anti-PD-1 (programmed death receptor-1) therapy, were $566 million in 2015 and $55 million in 2014. The increase primarily reflects higher sales in the United States, as well as in the emerging markets and Europe as the Company continues to launch Keytruda. In September 2014, the FDA granted accelerated approval of Keytruda at a dose of 2 mg/kg every three weeks for the treatment of patients with unresectable or metastatic melanoma and disease progression following ipilimumab and, if BRAF V600 mutation positive, a BRAF inhibitor. In December 2015, the Company announced that the FDA approved an expanded indication for Keytruda to include the first-line treatment of patients with unresectable or metastatic melanoma regardless of BRAF status. Additionally, the FDA approved an update to the product labeling for Keytruda for the treatment of patients with ipilimumab-refractory advanced melanoma.
In addition, in October 2015, the FDA granted accelerated approval of Keytruda at a dose of 2 mg/kg every three weeks for the treatment of patients with metastatic NSCLC whose tumors express PD-L1 as determined by an FDA-approved test and who have disease progression on or after platinum-containing chemotherapy across both squamous and non-squamous metastatic NSCLC. Patients with EGFR or ALK genomic tumor aberrations should have disease progression on FDA-approved therapy for these aberrations prior to receiving Keytruda. In addition to approving Keytruda for NSCLC, the FDA approved the first companion diagnostic that will enable physicians to determine the level of PD-L1 expression in a patient’s tumor.
In July 2015, Merck announced that the EC approved Keytruda for the treatment of advanced (unresectable or metastatic) melanoma in adults. In October 2015, Merck announced the National Institute for Health and Care Excellence (NICE) of the UK issued a draft recommendation, in the form of a Final Appraisal Determination, recommending Keytruda as a first-line treatment option for adults with advanced melanoma. In addition, the NICE issued final guidance recommending Keytruda for the treatment of advanced melanoma after disease progression with ipilimumab.
The Company has made additional regulatory filings in other countries and further filings are planned. The Keytruda clinical development program includes studies across a broad range of cancer types (see “Research and Development” below).

Global sales of Emend, for the prevention of chemotherapy-induced and post-operative nausea and vomiting, were $535 million in 2015, a decline of 3% reflecting a 6% unfavorable effect from foreign exchange that was partially offset by higher pricing in the United States and volume growth in Europe. Worldwide sales of Emend were $553 million in 2014, an increase of 9% compared with 2013 including a 1% unfavorable effect from foreign exchange, largely reflecting volume growth in most regions. In February 2016, Merck announced that the FDA approved a supplemental new drug application for single-dose Emend for injection for the prevention of delayed nausea and vomiting in adults receiving initial and repeat courses of moderately emetogenic chemotherapy. With this approval, Emend for injection is the first intravenous single-dose NK1 receptor antagonist approved in the United States for both highly emetogenic chemotherapy as well as moderately emetogenic chemotherapy.
Sales of Temodar (marketed as Temodal outside the United States), a treatment for certain types of brain tumors, were $312 million in 2015, a decline of 11% compared with 2014, reflecting a 14% unfavorable effect from foreign exchange that was partially offset by growth in the emerging markets. Global sales of Temodar declined 51% to $350 million in 2014. Foreign exchange unfavorably affected global sales performance by 3% in 2014. The sales decline in 2014 was driven primarily by generic competition in the United States, as well as in Europe. By agreement, a generic manufacturer launched a generic version of Temodar in the United States in August 2013. The U.S. patent and exclusivity periods otherwise expired in February 2014.
Diversified Brands
Merck’s diversified brands include human health pharmaceutical products that are approaching the expiration of their marketing exclusivity or are no longer protected by patents in developed markets, but continue to be a core part of the Company’s offering in other markets around the world.
Respiratory
Worldwide sales of Singulair, a once-a-day oral medicine for the chronic treatment of asthma and for the relief of symptoms of allergic rhinitis, were $931 million in 2015, a decline of 15% compared with 2014 including a 10% unfavorable effect from foreign exchange. The sales decline in 2015 was driven primarily by lower volumes in Japan and lower demand in Europe as a result of generic competition. Global sales of Singulair were $1.1 billion in 2014, a decline of 9% compared with 2013 including a 5% unfavorable effect from foreign exchange, primarily reflecting lower sales in Europe as a result of generic competition. The Company has lost market exclusivity for Singulair in the United States and in most major international markets with the exception of Japan and expects generic competition in these markets to continue. The patent that provides market exclusivity for Singulair in Japan will expire in 2016. Singulair sales in Japan were $452 million in 2015.
Global sales of Nasonex, an inhaled nasal corticosteroid for the treatment of nasal allergy symptoms, were $858 million in 2015, a decline of 22% compared with 2014 including a 6% unfavorable effect from foreign exchange. The decline was driven primarily by lower volumes in the United States reflecting competition from alternative generic treatment options, as well as from supply constraints. The supply issue was resolved and Nasonex became available again in October. In addition, lower volumes and pricing in Europe from ongoing generic erosion also contributed to the Nasonex sales decline. By agreement, generic manufacturers were able to launch a generic version of Nasonex in most European markets on January 1, 2014 and generic versions of Nasonex have since launched in most of these markets. Accordingly, the Company continues to experience volume and pricing declines in Nasonex sales in Europe. Worldwide sales of Nasonex decreased 18% to $1.1 billion in 2014 compared with 2013. Foreign exchange unfavorably affected global sales performance by 2% in 2014. The sales decline was driven primarily by lower demand in the United States, as well as by lower volumes in Europe and Canada resulting from generic competition. In 2009, Apotex Inc. and Apotex Corp. (collectively, Apotex) filed an application with the FDA seeking approval to sell its generic version of Nasonex. In June 2012, the U.S. District Court for the District of New Jersey ruled against the Company in a patent infringement suit against Apotex holding that Apotex’s generic version of Nasonex does not infringe on the Company’s formulation patent. In June 2013, the Court of Appeals for the Federal Circuit issued a decision affirming the U.S. District Court decision and the Company has exhausted all of its appeal options. Apotex has not yet launched a generic version of Nasonex in the United States; however, if Apotex’s generic version becomes available, significant losses of U.S. Nasonex sales could occur. U.S. sales of Nasonex were $449 million in 2015.

Other
Global sales of Cozaar and its companion agent Hyzaar (a combination of Cozaar and hydrochlorothiazide), treatments for hypertension, declined 17% in 2015 to $667 million and decreased 20% in 2014 to $806 million. Foreign exchange unfavorably affected global sales performance by 9% and 4% in 2015 and 2014, respectively. The patents that provided market exclusivity for Cozaar and Hyzaar in the United States and in most major international markets have expired. Accordingly, the Company is experiencing declines in Cozaar and Hyzaar sales and expects the declines to continue.
Worldwide sales of ophthalmic products Cosopt and Trusopt were $61 million in 2015, $257 million in 2014 and $416 million in 2013. The declines were driven largely by the divestiture of Cosopt and Trusopt in many international markets in 2014. In addition, the sale of the U.S. rights to Cosopt and Cosopt PF in 2013 also contributed to the sales decline in 2014 as compared with 2013. In December 2015, the Company divested its remaining ophthalmics portfolio in international markets to Mundipharma Ophthalmology Products Limited (see Note 4 to the consolidated financial statements).
Other products contained in Diversified Brands include among others, Clarinex, a non-sedating antihistamine; Arcoxia for the treatment of arthritis and pain (which the Company markets outside the United States); Fosamax (marketed as Fosamac in Japan) and Fosamax Plus D (marketed as Fosavance throughout the EU) for the treatment and, in the case of Fosamax, prevention of osteoporosis; Zocor, a statin for modifying cholesterol; and Propecia, a product for the treatment of male pattern hair loss.
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
Merck’s sales of Gardasil/Gardasil 9, vaccines to help prevent certain diseases caused by certain types of HPV, were $1.9 billion in 2015, an increase of 10% compared with 2014 including a 1% unfavorable effect from foreign exchange. Sales growth was driven primarily by higher sales in the United States resulting from higher pricing and increased volumes reflecting the timing of public sector purchases, as well as increased government tenders in the Asia Pacific region, partially offset by declines in Latin America due to both price and volume. Gardasil 9, Merck’s 9-valent HPV vaccine, was approved by the FDA in December 2014 for use in girls and young women 9 to 26 years of age. Gardasil 9 includes the greatest number of HPV types in any available HPV vaccine. In December 2015, the FDA approved an expanded age indication for Gardasil 9, to include use in males 16 through 26 years of age for the prevention of anal cancers, precancerous or dysplastic lesions and genital warts caused by certain HPV types. Merck’s sales of Gardasil were $1.7 billion in 2014, a decline of 5% compared with 2013 including a 2% unfavorable effect from foreign exchange. The decline reflects lower sales in Asia Pacific, Japan and Canada, partially offset by higher government tenders in Brazil from the national immunization program, as well as higher public sector purchases in the United States. Sales in 2014 and 2013 included $56 million and $37 million, respectively, of purchases for the U.S. Centers for Disease Control and Prevention (CDC) Pediatric Vaccine Stockpile. The Company is a party to certain third-party license agreements with respect to Gardasil/Gardasil 9 (including a cross-license and settlement agreement with GlaxoSmithKline). As a result of these agreements, the Company pays royalties on worldwide Gardasil/Gardasil 9 sales of 17% to 25% which vary by country and are included in Materials and production costs.
Merck’s sales of ProQuad, a pediatric combination vaccine to help protect against measles, mumps, rubella and varicella, were $454 million in 2015, $395 million in 2014 and $314 million in 2013. Sales growth in 2015 as compared with 2014 was driven by higher sales in the United States reflecting increased volumes, which were driven in part by measles outbreaks in the United States, as well as higher pricing. The increase in 2014 as compared with 2013 was driven primarily by higher sales in the United States reflecting approximately $30 million of government purchases for the CDC Pediatric Vaccine Stockpile.
Merck’s sales of M-M-R II, a vaccine to help protect against measles, mumps and rubella, were $365 million in 2015, $326 million in 2014 and $307 million in 2013. Sales growth in 2015 as compared with 2014 was driven by higher demand resulting from measles outbreaks in the United States and higher pricing.

Merck’s sales of Varivax, a vaccine to help prevent chickenpox (varicella), were $686 million in 2015, $672 million in 2014 and $684 million in 2013. Sales growth in 2015 as compared with 2014 reflects higher volumes in certain emerging markets and higher pricing in the United States, partially offset by lower volumes in the United States. Sales performance in 2014 as compared with 2013 reflects lower sales in the United States largely offset by growth in the emerging markets.
Merck’s sales of Zostavax, a vaccine to help prevent shingles (herpes zoster) in adults 50 years of age and older, were $749 million in 2015, a decline of 2% compared with 2014 including a 2% unfavorable effect from foreign exchange. Sales performance in 2015 as compared with 2014 reflects lower volumes in the United States, partially offset by higher demand in Canada and higher pricing in the United States. Merck’s sales of Zostavax were $765 million in 2014, an increase of 1% compared with 2013, driven primarily by higher sales in the Asia Pacific region due to ongoing launches, partially offset by lower demand in the United States, as well as in Canada. The Company is continuing to educate U.S. customers on the broad managed care coverage for Zostavax and the process for obtaining reimbursement. Merck is continuing to launch Zostavax outside of the United States.
Merck’s sales of RotaTeq, a vaccine to help protect against rotavirus gastroenteritis in infants and children, were $610 million in 2015, a decline of 7% compared with 2014 including a 3% unfavorable effect from foreign exchange. The decline was driven primarily by the effects of public sector purchasing in the United States. Merck’s sales of RotaTeq increased 4% in 2014 to $659 million compared with 2013 primarily reflecting higher sales in certain emerging markets.
Merck’s sales of Pneumovax 23, a vaccine to help prevent pneumococcal disease, declined 27% in 2015 to $542 million compared with 2014 driven primarily by lower demand in the United States due to near term market dynamics and sales in the emerging markets. Merck’s sales of Pneumovax 23 grew 14% in 2014 to $746 million compared with 2013 driven primarily by higher sales in Japan from the national immunization program, as well as higher sales in the United States attributable to both price and volume. Foreign exchange unfavorably affected sales performance by 2% and 3% in 2015 and 2014, respectively.
Other Segments
The Company’s other segments are the Animal Health, Alliances and Healthcare Services segments, which are not material for separate reporting. Prior to its disposition on October 1, 2014, the Company also had a Consumer Care segment which had sales of $1.5 billion in 2014 and $1.9 billion in 2013.
Animal Health
Animal Health includes pharmaceutical and vaccine products for the prevention, treatment and control of disease in all major farm and companion animal species. Animal Health sales are affected by competition and the frequent introduction of generic products. Global sales of Animal Health products were $3.3 billion in 2015, a decline of 4% compared with 2014 including a 13% unfavorable effect from foreign exchange. Sales performance in 2015 reflects volume growth in companion animal products, driven primarily by higher sales of Bravecto chewable tablets for dogs to treat fleas and ticks that began launching in Europe and the United States in 2014, as well as volume growth in swine and aqua products. Worldwide sales of Animal Health products totaled $3.5 billion in 2014, growth of 3% compared with 2013 including a 2% unfavorable effect from foreign exchange. The sales growth was driven primarily by higher sales of companion animal products, reflecting the launch of Bravecto in Europe and the United States, as well as higher sales of poultry and aqua products, partially offset by lower sales of Zilmax, a feed supplement for beef cattle.
Alliances
The Alliances segment includes results from the Company’s relationship with AZLP. On June 30, 2014, AstraZeneca exercised its option to buy Merck’s interest in a subsidiary and, through it, Merck’s interest in Nexium and Prilosec. As a result, as of July 1, 2014, the Company no longer records equity income from AZLP and supply sales to AZLP, primarily relating to sales of Nexium and Prilosec, have terminated (see “Selected Joint Venture and Affiliate Information” below). Revenue from AZLP was $463 million in 2014 through the June 30 termination date and $920 million in 2013.

Costs, Expenses and Other

($ in millions)	2015	Change	2014	Change	2013
Materials and production	$14,934	-11%	$16,768	-1%	$16,954
Marketing and administrative	10,313	-11%	11,606	-3%	11,911
Research and development (1)	6,704	-7%	7,180	-4%	7,503
Restructuring costs	619	-39%	1,013	-41%	1,709
Other (income) expense, net	1,527	*	(11,613)	*	411
	$34,097	37%	$24,954	-35%	$38,488
* 100% or greater.

(1)	Includes $63 million, $49 million and $279 million of IPR&D impairment charges in 2015, 2014 and 2013, respectively.
Materials and Production
Materials and production costs were $14.9 billion in 2015, $16.8 billion in 2014 and $17.0 billion in 2013. Costs include expenses for the amortization of intangible assets recorded in connection with business acquisitions which totaled $4.7 billion in 2015, $4.2 billion in 2014 and $4.7 billion in 2013. In addition, expenses for 2015 include $105 million of amortization of purchase accounting adjustments to Cubist’s inventories. Costs in 2015, 2014 and 2013 also include intangible asset impairment charges of $45 million, $1.1 billion and $486 million, respectively, related to marketed products and other intangibles (see Note 7 to the consolidated financial statements). The Company may recognize additional non-cash impairment charges in the future related to intangibles that were measured at fair value and capitalized in connection with acquisitions and such charges could be material. Additionally, costs in 2013 include a $41 million intangible asset impairment charge related to a licensing agreement. Also included in materials and production are costs associated with restructuring activities which amounted to $361 million, $482 million and $446 million in 2015, 2014 and 2013, respectively, including accelerated depreciation and asset write-offs related to the planned sale or closure of manufacturing facilities. Separation costs associated with manufacturing-related headcount reductions have been incurred and are reflected in Restructuring costs as discussed below.
Gross margin was 62.2% in 2015 compared with 60.3% in 2014 and 61.5% in 2013. The amortization of intangible assets and purchase accounting adjustments to inventories, as well as the restructuring and impairment charges noted above reduced gross margin by 13.2 percentage points in 2015, 13.6 percentage points in 2014 and 12.8 percentage points in 2013. Excluding these impacts, the gross margin improvement in 2015 as compared with 2014 was driven primarily by the favorable effects of foreign exchange and lower inventory write-offs, as well as the net impact of acquisitions and divestitures. The gross margin decline in 2014 as compared with 2013 was driven primarily by the unfavorable effects of inventory write-offs largely related to Victrelis, as well as by changes in product mix, partially offset by the sale of the U.S. marketing rights to Saphris.
Marketing and Administrative
Marketing and administrative expenses declined 11% in 2015 to $10.3 billion in 2015 largely reflecting the favorable effects from foreign exchange, the prior year divestiture of MCC, additional expenses in the prior year related to the health care reform fee as discussed below, lower restructuring costs, as well as lower selling costs, partially offset by higher promotional spending largely related to product launches, as well as higher costs related to the January acquisition of Cubist and higher acquisition and divestiture-related costs. Marketing and administrative expenses decreased 3% in 2014 to $11.6 billion driven primarily by lower selling costs and promotional spending, the divestiture of MCC and the favorable effects of foreign exchange, partially offset by an additional year of expense related to the health care reform fee, as well as higher acquisition and divestiture-related costs. Expenses for 2015, 2014 and 2013 include restructuring costs of $78 million, $200 million and $145 million, respectively, related primarily to accelerated depreciation for facilities to be closed or divested. Separation costs associated with sales force reductions have been incurred and are reflected in Restructuring costs as discussed below. Expenses also include $436 million, $234 million and $94 million of acquisition and divestiture-related costs in 2015, 2014 and 2013, respectively, consisting of integration, transaction, and certain other costs related to business acquisitions, including severance costs which are not part of the Company’s formal restructuring programs, as well as transaction and certain other costs related to divestitures.

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
Research and Development
Research and development expenses were $6.7 billion in 2015, a decline of 7% compared with $7.2 billion in 2014 driven primarily by the favorable effects of foreign exchange, expenses recognized in the prior year to increase the estimated fair value of liabilities for contingent consideration, lower restructuring costs, a charge in the prior year related to a collaboration with Bayer AG (Bayer) and the prior year divestiture of MCC, partially offset by the acquisition of Cubist, higher licensing costs and higher clinical development spending. Research and development expenses declined 4% in 2014 to $7.2 billion compared with $7.5 billion in 2013 reflecting targeted reductions and lower clinical development spend as a result of portfolio prioritization, cost savings resulting from restructuring activities and lower acquired in-process research and development (IPR&D) impairment charges, partially offset by higher charges to increase the estimated fair value of liabilities for contingent consideration, higher restructuring costs and a charge related to a collaboration with Bayer.
Research and development expenses are comprised of the costs directly incurred by Merck Research Laboratories (MRL), the Company’s research and development division that focuses on human health-related activities, which were approximately $4.0 billion in 2015, $3.7 billion in 2014 and $4.2 billion in 2013. Also included in research and development expenses are costs incurred by other divisions in support of research and development activities, including depreciation, production and general and administrative, as well as licensing activity, and certain costs from operating segments, including the Pharmaceutical and Animal Health segments, which in the aggregate were $2.6 billion, $2.8 billion and $2.9 billion for 2015, 2014 and 2013, respectively. Research and development expenses also include IPR&D impairment charges of $63 million, $49 million and $279 million in 2015, 2014 and 2013, respectively (see “Research and Development” below). The Company may recognize additional non-cash impairment charges in the future for the cancellation or delay of other pipeline programs that were measured at fair value and capitalized in connection with acquisitions and such charges could be material. In addition, research and development expenses include expense or income related to changes in the estimated fair value measurement of liabilities for contingent consideration recorded in connection with acquisitions. During 2015, the Company recorded a reduction of expenses of $24 million to decrease the fair value of liabilities for contingent consideration and during 2014 recorded a charge of $316 million to increase the estimated fair value of liabilities for contingent consideration (see Note 5 to the consolidated financial statements). Research and development expenses in 2015, 2014 and 2013 also reflect $52 million, $283 million and $101 million, respectively, of accelerated depreciation and asset abandonment costs associated with restructuring activities.
Restructuring Costs
Restructuring costs, primarily representing separation and other related costs associated with restructuring activities, were $619 million, $1.0 billion and $1.7 billion in 2015, 2014 and 2013, respectively. Costs in 2015, 2014 and 2013 include $363 million, $594 million and $898 million, respectively, of expenses related to the 2013 Restructuring Program. The remaining costs in 2015, 2014 and nearly all of the remaining costs recorded in 2013 related to the Merger Restructuring Program. In 2015, 2014 and 2013, separation costs of $208 million, $674 million and $1.4 billion, respectively, were incurred associated with actual headcount reductions, as well as estimated expenses under existing severance programs for headcount reductions that were probable and could be reasonably estimated. Positions eliminated under the 2013 Restructuring Program were approximately 2,535 in 2015, 4,555 in 2014 and 1,540 in 2013. Positions eliminated under the Merger Restructuring Program were approximately 1,235 in 2015, 1,530 in 2014 and 4,475 in 2013. These position eliminations are comprised of actual headcount reductions, and the elimination of contractors and vacant positions. Also included in restructuring costs are asset abandonment, shut-down and other related costs, as well as employee-related costs such as curtailment, settlement and termination charges associated with pension and other postretirement benefit plans and share-based compensation plan costs. For segment reporting, restructuring costs are unallocated expenses. Additional costs associated with the Company’s restructuring activities are included in Materials and production, Marketing and administrative and Research and development as discussed above.

Other (Income) Expense, Net
Other (income) expense, net was $1.5 billion of expense in 2015 compared with $11.6 billion of income in 2014. The unfavorability was driven primarily by gains recognized in 2014, including an $11.2 billion gain related to the divestiture of MCC (see Note 4 to the consolidated financial statements), a $741 million gain related to AstraZeneca’s option exercise (see Note 8 to the consolidated financial statements), a $480 million gain on the divestiture of certain ophthalmic products in several international markets (see Note 4 to the consolidated financial statements) and a $204 million gain related to the divestiture of the Company’s Sirna Therapeutics, Inc. subsidiary (see Note 4 to the consolidated financial statements). The unfavorability was also driven by a $680 million net charge recorded in 2015 related to the settlement of Vioxx shareholder class action litigation (see Note 10 to the consolidated financial statements), foreign exchange losses of $876 million in 2015 related to the devaluation of the Company’s net monetary assets in Venezuela (see Note 14 to the consolidated financial statements), and lower equity income from AZLP. Partially offsetting the unfavorability of these items was a $628 million loss on extinguishment of debt in 2014 (see Note 9 to the consolidated financial statements), a $250 million gain in 2015 on the sale of certain migraine clinical development programs (see Note 4 to the consolidated financial statements), a $147 million gain on the divestiture of the Company’s remaining ophthalmics business in international markets (see Note 4 to the consolidated financial statements), higher equity income from certain research investment funds, and a $93 million goodwill impairment charge in 2014 related to the Company’s joint venture with Supera (see Note 7 to the consolidated financial statements).
Other (income) expense, net was $11.6 billion of income in 2014 compared with $411 million of expense in 2013 driven primarily by gains recognized in 2014 as noted above, lower foreign exchange losses due to a Venezuelan currency devaluation in 2013, partially offset by charges recognized in 2014 related to the extinguishment of debt and goodwill impairment as noted above, as well as lower equity income from AZLP in 2014.

Segment Profits
($ in millions)	2015	2014	2013
Pharmaceutical segment profits	$21,658	$22,164	$22,983
Other non-reportable segment profits	1,659	2,458	3,049
Other	(17,916)	(7,339)	(20,487)
Income before income taxes	$5,401	$17,283	$5,545
Segment profits are comprised of segment sales less standard costs, certain operating expenses directly incurred by the segment, components of equity income or loss from affiliates and certain depreciation and amortization expenses. For internal management reporting presented to the chief operating decision maker, Merck does not allocate materials and production costs, other than standard costs, the majority of research and development expenses or general and administrative expenses, nor the cost of financing these activities. Separate divisions maintain responsibility for monitoring and managing these costs, including depreciation related to fixed assets utilized by these divisions and, therefore, they are not included in segment profits. Also excluded from the determination of segment profits are acquisition and divestiture-related costs, including the amortization of purchase accounting adjustments and intangible asset impairment charges, restructuring costs, taxes paid at the joint venture level and a portion of equity income. Additionally, segment profits do not reflect other expenses from corporate and manufacturing cost centers and other miscellaneous income or expense. These unallocated items, including gains on divestitures, a net charge related to the settlement of Vioxx shareholder class action litigation, the gain on AstraZeneca’s option exercise, foreign exchange losses related to the devaluation of the Company’s net monetary assets in Venezuela, the loss on extinguishment of debt and an additional year of expense related to the health care reform fee, are reflected in “Other” in the above table. Also included in “Other” are miscellaneous corporate profits (losses), as well as operating profits (losses) related to third-party manufacturing sales.
Pharmaceutical segment profits declined 2% in 2015 compared with 2014 primarily reflecting the unfavorable effect of foreign exchange. Pharmaceutical segment profits declined 4% in 2014 compared with 2013 driven primarily by the unfavorable effects of product divestitures and loss of market exclusivity for certain products, partially offset by cost savings from productivity measures. The declines in other segment profits in 2015 and 2014 reflect the termination of the Company’s relationship with AZLP, as well as the divestiture of MCC.

Taxes on Income
The effective income tax rates of 17.4% in 2015, 30.9% in 2014 and 18.5% in 2013 reflect the impacts of acquisition and divestiture-related costs and restructuring costs, partially offset by the beneficial impact of foreign earnings. The effective income tax rate for 2015 also reflects the favorable impact of a net benefit of $410 million related to the settlement of certain federal income tax issues, the impact of the net charge related to the settlement of Vioxx shareholder class action litigation being fully deductible at combined U.S. federal and state tax rates and the favorable impact of tax legislation enacted in the fourth quarter of 2015, as well as the unfavorable effect of non-tax deductible foreign exchange losses related to Venezuela (see Note 14 to the consolidated financial statements). The effective income tax rate for 2014 reflects the impact of the gain on the divestiture of MCC being taxed at combined U.S. federal and state tax rates. In addition, the effective income tax rate for 2014 includes a net tax benefit of $517 million recorded in connection with AstraZeneca’s option exercise (see Note 8 to the consolidated financial statements) and a benefit of approximately $300 million associated with a capital loss generated in connection with the sale of Sirna (see Note 4 to the consolidated financial statements). The effective income tax rate for 2014 also includes the unfavorable impact of an additional year of expense for the non-tax deductible health care reform fee that the Company recorded in accordance with final regulations issued in the third quarter by the IRS. The effective income tax rate in 2013 reflects a net benefit of $165 million from the settlements of certain federal income tax issues, net benefits from reductions in tax reserves upon expiration of applicable statutes of limitations, the favorable impact of tax legislation enacted in the first quarter of 2013 that extended the R&D tax credit for both 2012 and 2013, as well as an out-of-period net tax benefit of approximately $160 million associated with the resolution of a previously disclosed legacy Schering-Plough federal income tax issue (see Note 15 to the consolidated financial statements).
The Company is under examination by numerous tax authorities in various jurisdictions globally. The ultimate finalization of the Company’s examinations with relevant taxing authorities can include formal administrative and legal proceedings, which could have a significant impact on the timing of the reversal of unrecognized tax benefits. The Company believes that its reserves for uncertain tax positions are adequate to cover existing risks or exposures. However, there is one item that is currently under discussion with the IRS relating to the 2006 through 2008 examination. The Company has concluded that its position should be sustained upon audit. However, if this item were to result in an unfavorable outcome or settlement, it could have a material adverse impact on the Company’s financial position, liquidity and results of operations.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests was $17 million in 2015, $14 million in 2014 and $113 million in 2013. The declines in 2015 and 2014 as compared with 2013 reflect in part the termination of the Company’s relationship with AZLP and the resulting retirement of KBI preferred stock (see Note 11 to the consolidated financial statements). In addition, the amount for 2014 includes the portion of intangible asset and goodwill impairment charges related to the Company’s joint venture with Supera (see Note 7 to the consolidated financial statements) that are attributable to noncontrolling interests.
Net Income and Earnings per Common Share
Net income attributable to Merck & Co., Inc. was $4.4 billion in 2015, $11.9 billion in 2014 and $4.4 billion in 2013. EPS was $1.56 in 2015, $4.07 in 2014 and $1.47 in 2013.
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
A reconciliation between GAAP financial measures and non-GAAP financial measures is as follows:

($ in millions except per share amounts)	2015	2014	2013
Pretax income as reported under GAAP	$5,401	$17,283	$5,545
Increase (decrease) for excluded items:
Acquisition and divestiture-related costs	5,398	5,946	5,549
Restructuring costs	1,110	1,978	2,401
Other items:
Foreign currency devaluation related to Venezuela	876	—	—
Net charge related to the settlement of Vioxx shareholder class action litigation	680	—	—
Gain sale of certain migraine clinical development programs	(250)	—	—
Gain on the divestiture of certain ophthalmic products	(147)	(480)	—
Gain on divestiture of Merck Consumer Care	—	(11,209)	—
Gain on AstraZeneca option exercise	—	(741)	—
Loss on extinguishment of debt	—	628	—
Additional year of expense for health care reform fee	—	193	—
Other	(34)	(9)	(13)
	13,034	13,589	13,482
Taxes on income as reported under GAAP	942	5,349	1,028
Estimated tax benefit (provision) on excluded items (1)	1,470	(2,345)	1,573
Net tax benefits from settlements of federal income tax issues	410	—	325
Tax benefits related to sale of Sirna Therapeutics, Inc. subsidiary	—	300	—
	2,822	3,304	2,926
Non-GAAP net income	10,212	10,285	10,556
Less: Net income attributable to noncontrolling interests as reported under GAAP	17	14	113
Acquisition and divestiture-related costs attributable to non-controlling interests	—	56	—
	17	70	113
Non-GAAP net income attributable to Merck & Co., Inc.	$10,195	$10,215	$10,443
EPS assuming dilution as reported under GAAP	$1.56	$4.07	$1.47
EPS difference (2)	2.03	(0.58)	2.02
Non-GAAP EPS assuming dilution	$3.59	$3.49	$3.49

(1)	Amount for 2014 includes a net benefit of $517 million recorded in connection with AstraZeneca’s option exercise.

(2)
Represents the difference between calculated GAAP EPS and calculated non-GAAP EPS, which may be different than the amount calculated by dividing the impact of the excluded items by the weighted-average shares for the applicable year.

Acquisition and Divestiture-Related Costs
Non-GAAP income and non-GAAP EPS exclude the impact of certain amounts recorded in connection with acquisitions and divestitures. These amounts include the amortization of intangible assets and amortization of purchase accounting adjustments to inventories, as well as intangible asset impairment charges and expense or income related to changes in the estimated fair value measurement of contingent consideration. Also excluded are integration, transaction, and certain other costs associated with business acquisitions, including severance costs which are not part of the Company’s formal restructuring programs, as well as transaction and certain other costs related to divestitures. These costs should not be considered non-recurring; however, management excludes these amounts from non-GAAP income and non-GAAP EPS because it believes it is helpful for understanding the performance of the continuing business.
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
Certain Other Items
Non-GAAP income and non-GAAP EPS exclude certain other items. These items represent substantive, unusual items that are evaluated on an individual basis. Such evaluation considers both the quantitative and the qualitative aspect of their unusual nature and generally represent items that, either as a result of their nature or magnitude, management would not anticipate that they would occur as part of the Company’s normal business on a regular basis. Excluded from non-GAAP income and non-GAAP EPS in 2015 are foreign exchange losses related to the devaluation of the Company’s net monetary assets in Venezuela (see Note 14 to the consolidated financial statements), a net charge related to the settlement of Vioxx shareholder class action litigation (see Note 10 to the consolidated financial statements), a gain on the sale of certain migraine clinical development programs (see Note 4 to the consolidated financial statements), a gain on the divestiture of the Company’s remaining ophthalmics business in international markets (see Note 4 to the consolidated financial statements), as well as a net tax benefit related to the settlement of certain federal income tax issues (see Note 15 to the consolidated financial statements). Excluded from non-GAAP income and non-GAAP EPS in 2014 are certain gains, including a gain on the divestiture of MCC (see Note 4 to the consolidated financial statements), a gain recognized in conjunction with AstraZeneca’s option exercise, including a related net tax benefit on the transaction (see Note 8 to the consolidated financial statements), a gain on the divestiture of certain ophthalmic products in several international markets (see Note 4 to the consolidated financial statements), as well as a loss on extinguishment of debt (see Note 9 to the consolidated financial statements), an additional year of expense related to the health care reform fee as discussed above, and a tax benefit from the sale of Sirna and tax benefits from the settlements of certain federal income tax issues (see Note 15 to the consolidated financial statements).
Research and Development
A chart reflecting the Company’s current research pipeline as of February 19, 2016 is set forth in Item 1. “Business — Research and Development” above.

Research and Development Update
The Company currently has several candidates under regulatory review in the United States or internationally.
Keytruda is an FDA-approved anti-PD-1 (programmed death receptor-1) therapy in clinical development for expanded indications in different cancer types. Keytruda is currently approved for the treatment of melanoma, advanced melanoma and NSCLC (see “Pharmaceutical Segment” above).
In December 2015, Merck announced results from the pivotal KEYNOTE-010 study to evaluate the potential of an immunotherapy compared to chemotherapy based on prospective measurement of PD-L1 expression in patients with advanced NSCLC. In the Phase 2/3 study, Keytruda significantly improved overall survival compared to chemotherapy in patients with any level of PD-L1 expression. Based on these data, Merck has submitted a supplemental Biologics License Application to the FDA and has filed a Marketing Authorization Application with the EMA.

In November 2015, Merck announced that the FDA granted Breakthrough Therapy designation to Keytruda for the treatment of patients with microsatellite instability high metastatic colorectal cancer. The FDA’s Breakthrough Therapy designation is intended to expedite the development and review of a candidate that is planned for use, alone or in combination, to treat a serious or life-threatening disease or condition when preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. Keytruda was previously granted Breakthrough Therapy status for advanced melanoma and advanced NSCLC.
The Keytruda clinical development program consists of more than 200 clinical trials, including over 100 trials that combine Keytruda with other cancer treatments. These studies encompass more than 30 cancer types including: bladder, colorectal, esophageal, gastric, head and neck, melanoma, multiple myeloma, non-small-cell lung, and triple negative breast, several of which are currently in Phase 3 clinical development.
MK-6072, bezlotoxumab, is an investigational antitoxin for the prevention of C. difficile infection recurrence currently under review with the FDA and EMA. In January 2016, Merck announced that the FDA accepted for review the Biologics License Application (BLA) for bezlotoxumab and granted Priority Review with a Prescription Drug User Fee Act action date of July 23, 2016. In September 2015, Merck announced that the two pivotal Phase 3 clinical studies for bezlotoxumab met their primary efficacy endpoint: the reduction in C. difficile recurrence through week 12 compared to placebo, when used in conjunction with standard of care antibiotics for the treatment of C. difficile. The Company is also seeking approval in the EU and intends to file in Canada in 2016. Currently, there are no therapies approved for the prevention of recurrent disease caused by C. difficile.
MK-1293 is an insulin glargine candidate for the treatment of patients with type 1 and type 2 diabetes being developed in collaboration with Samsung Bioepis. In December 2015, the Company submitted an application for regulatory approval in the EU and plans to submit MK-1293 to the FDA in 2016.
MK-5172A, Zepatier, currently under review in the EU for the treatment of chronic HCV, is a once-daily, fixed-dose combination tablet containing the NS5A inhibitor elbasvir (50 mg) and the NS3/4A protease inhibitor grazoprevir (100 mg). Zepatier was approved by the FDA in January 2016 for the treatment of adult patients with chronic HCV GT1 or GT4 infection, with or without ribavirin.
V419 is an investigational pediatric hexavalent combination vaccine, DTaP5-IPV-Hib-HepB, under review with the FDA that is being developed and, if approved, will be commercialized through a partnership of Merck and Sanofi Pasteur. This vaccine is designed to help protect against six important diseases - diphtheria, tetanus, pertussis (whooping cough), polio (poliovirus types 1, 2, and 3), invasive disease caused by Haemophilus influenzae type b (Hib), and hepatitis B. On November 2, 2015, the FDA issued a CRL with respect to the BLA for V419. Both companies are reviewing the CRL and plan to have further communication with the FDA. In February 2016, the EC granted marketing authorization for V419 for prophylaxis against diphtheria, tetanus, pertussis, hepatitis B, poliomyelitis, and invasive disease caused by Hib, in infants and toddlers from the age of 6 weeks. V419 will be marketed as Vaxelis in the EU through SPMSD, the Company’s joint venture with Sanofi Pasteur.
In addition to the candidates under regulatory review, the Company has several drug candidates in Phase 3 clinical development in addition to the Keytruda programs discussed above. The Company anticipates filing applications for regulatory approval with the FDA with respect to certain of these candidates in 2016, including MK-1293 as noted above.
MK-0822, odanacatib, is an oral, once-weekly investigational treatment for patients with osteoporosis. Osteoporosis is a disease that reduces bone density and strength and results in an increased risk of bone fractures. Odanacatib is a cathepsin K inhibitor that selectively inhibits the cathepsin K enzyme. Cathepsin K is known to play a central role in the function of osteoclasts, which are cells that break down existing bone tissue, particularly the protein components of bone. Inhibition of cathepsin K is a novel approach to the treatment of osteoporosis. In September 2014, Merck announced data from the pivotal Phase 3 fracture outcomes study for odanacatib in postmenopausal women with osteoporosis. In the Long-Term Odanacatib Fracture Trial (LOFT), odanacatib met its primary endpoints and significantly reduced the risk of three types of osteoporotic fractures (radiographically-assessed vertebral, clinical hip, and clinical non-vertebral) compared to placebo and also reduced the risk of the secondary endpoint of clinical vertebral fractures. In addition, treatment with odanacatib led to progressive increases over five years in bone mineral density at the lumbar spine and total hip. The rates of adverse events overall in LOFT were generally balanced between patients taking odanacatib and placebo. Adjudicated events of morphea-like skin lesions and atypical femoral fractures occurred more often in the odanacatib group than in the placebo group. Adjudicated major adverse cardiovascular events were generally balanced overall between the treatment groups. There were numerically more adjudicated stroke events with odanacatib than with placebo. Adjudicated atrial fibrillation was reported more often in the odanacatib group than in the placebo group. A numeric imbalance in mortality was observed; this numeric difference does not appear to be related to a particular reported cause or causes of death. Merck continues to collect data from the blinded extension study and is planning additional analyses of data from the trial, including an independent re-adjudication of major adverse cardiovascular events (MACE), in support of regulatory submissions. Merck plans to submit a New Drug Application (NDA) to the FDA for odanacatib in 2016 following completion of the independent adjudication and analysis of MACE. Merck also plans to submit applications to the EMA and the Ministry of Health, Labour, and Welfare in Japan.
MK-3102, omarigliptin, is an investigational once-weekly DPP-4 inhibitor in development for the treatment of adults with type 2 diabetes. In September 2015, the Company announced that omarigliptin achieved its primary efficacy endpoint in a Phase 3 study. Omarigliptin was found to be non-inferior to Januvia, at reducing patients’ A1C (an estimate of a person’s blood glucose over a two-to three-month period) levels from baseline, with similar A1C reductions achieved in both groups. The head-to-head study was designed to evaluate once-weekly treatment with omarigliptin 25 mg compared to 100 mg of Januvia once daily. Results were presented during an oral session at the 51st European Association for the Study of Diabetes Annual Meeting. Also, in September 2015, Merck announced that the Japanese Pharmaceuticals and Medical Devices Agency approved Marizev (omarigliptin) 25 mg and 12.5 mg tablets. Japan is the first country to have approved omarigliptin. Merck plans to submit omarigliptin for regulatory approval in the United States in 2016. Other worldwide regulatory submissions will follow.
MK-8835, ertugliflozin, is an investigational oral SGLT2 inhibitor being evaluated for the treatment of type 2 diabetes in collaboration with Pfizer Inc. Ertugliflozin is also being studied in combination with Januvia (sitagliptin) and metformin. Merck expects to submit applications for regulatory approval in the United States for ertugliflozin and the two fixed-dose combination tablets by the end of 2016.
MK-8237 is an investigational allergy immunotherapy tablet for house dust mite allergy that is part of a North America partnership between Merck and ALK-Abello. Merck plans to submit an NDA to the FDA for MK-8237 in the first half of 2016.
MK-8931, verubecestat, is Merck’s novel investigational oral ß-amyloid precursor protein site-cleaving enzyme (BACE) inhibitor for the treatment of Alzheimer’s disease being studied in a Phase 3 trial (APECS) designed to evaluate the safety and efficacy of MK-8931 versus placebo in patients with amnestic mild cognitive impairment due to Alzheimer’s disease, also known as prodromal Alzheimer’s disease. MK-8931 is also being studied in another Phase 2/3 randomized, placebo-controlled, study in patients with mild-to-moderate Alzheimer’s disease (EPOCH). The EPOCH study completed enrollment in the fourth quarter of 2015 and is estimated to reach primary trial completion in mid-2017.
MK-0859, anacetrapib, is an investigational inhibitor of the cholesteryl ester transfer protein (CETP) in development for raising HDL-C and reducing LDL-C. Anacetrapib is being evaluated in a 30,000 patient, event-driven cardiovascular clinical outcomes trial sponsored by Oxford University, REVEAL (Randomized EValuation of the Effects of Anacetrapib Through Lipid-modification), involving patients with preexisting vascular disease, which is projected to conclude in early 2017. In November 2015, Merck announced that the Data Monitoring Committee (DMC) of the REVEAL outcomes study completed its planned review of unblinded study data and recommended the study continue with no changes. The DMC reviewed safety and efficacy data from the study, which included an assessment of futility. Merck remains blinded to the actual results of this analysis and to other REVEAL safety and efficacy data. The REVEAL Steering Committee and Merck will continue to monitor the progress of the study. No additional interim efficacy analyses are planned.
MK-7655A is a combination of relebactam, an investigational beta-lactamase inhibitor, and imipenem/cilastatin (an approved carbapenem antibiotic). The FDA has designated this combination a Qualified Infectious Disease Product with designated Fast Track status for the treatment of hospital-acquired bacterial pneumonia, ventilator-associated bacterial pneumonia, complicated intra-abdominal infections and complicated urinary tract infections.

MK-8228, letermovir, is an investigational oral, once-daily antiviral candidate for the prevention and treatment of Human Cytomegalovirus infection. Letermovir has received Orphan Drug Status in the EU and in the United States, where it has also been granted Fast Track designation.
MK-8342B, referred to as the Next Generation Ring, is an investigational combination (etonogestrel and 17β-estradiol) vaginal ring for contraception and the treatment of dysmenorrhea in women seeking contraception.
MK-0431J is an investigational fixed-dose combination of sitagliptin and ipragliflozin under development for commercialization in Japan in collaboration with Astellas Pharma Inc. (Astellas). Ipragliflozin, an SGLT2 inhibitor, co-developed by Astellas and Kotobuki Pharmaceutical Co., Ltd. (Kotobuki), is approved for use in Japan and is being co-promoted with Merck and Kotobuki.
V920 is an investigational rVSV-ZEBOV (Ebola) vaccine candidate being studied in large scale Phase 2/3 clinical trials currently underway in West Africa. In November 2014, Merck and NewLink Genetics announced an exclusive licensing and collaboration agreement for the investigational Ebola vaccine. In December 2015, Merck announced that the application for Emergency Use Assessment and Listing (EUAL) for V920 has been accepted for review by the World Health Organization (WHO). According to the WHO, the EUAL process is designed to expedite the availability of vaccines needed for public health emergencies such as another outbreak of Ebola. The procedure is intended to assist United Nations’ procurement agencies and Member States on the acceptability of using a vaccine candidate in an emergency-use setting. EUAL designation is not prequalification by the WHO, but rather is a special procedure implemented when there is an outbreak of a disease with high rates of morbidity and/or mortality and a lack of treatment and/or prevention options. In such instances, the WHO may recommend making a vaccine available for a limited time, while further clinical trial data are being gathered for formal regulatory agency review by a national regulatory authority. The decision to grant V920 EUAL status will be based on data regarding quality, safety, and efficacy/effectiveness; as well as a risk/benefit analysis for emergency use. While EUAL designation allows for emergency use, the vaccine remains investigational and has not yet been licensed for commercial distribution.
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
In 2015, the Company also divested or discontinued certain drug candidates.
In July 2015, Merck and Allergan plc (Allergan) entered into an agreement pursuant to which Allergan acquired the exclusive worldwide rights to MK-1602 and MK-8031, Merck’s investigational small molecule oral CGRP receptor antagonists, which are being developed for the treatment and prevention of migraine (see Note 4 to the consolidated financial statements).
MK-4261, surotomycin, is an investigational oral antibiotic in development for the treatment of C. difficile associated diarrhea. Merck acquired surotomycin as part of its purchase of Cubist. During the second quarter of 2015, the Company received unfavorable efficacy data from a randomized, double-blinded, active-controlled study in patients with C. difficile associated diarrhea. The evaluation of this data, combined with an assessment of the commercial opportunity for surotomycin, resulted in the discontinuation of the program and an IPR&D impairment charge in 2015 (see Note 7 to the consolidated financial statements).
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
The Company also reviews its pipeline to examine candidates which may provide more value through out-licensing. The Company continues to evaluate certain late-stage clinical development and platform technology assets to determine their out-licensing or sale potential.
The Company’s clinical pipeline includes candidates in multiple disease areas, including atherosclerosis, cancer, cardiovascular diseases, diabetes, infectious diseases, inflammatory/autoimmune diseases, neurodegenerative diseases, osteoporosis, respiratory diseases and women’s health.

Acquired In-Process Research and Development
In connection with acquisitions, the Company has recorded the fair value of in-process research projects which, at the time of acquisition, had not yet reached technological feasibility. At December 31, 2015, the balance of IPR&D was $4.2 billion. Of this amount, $3.2 billion relates to the clinical development program for MK-3682, which the Company acquired in 2014 with the acquisition of Idenix Pharmaceuticals, Inc. (Idenix).
During 2015, 2014 and 2013, approximately $280 million, $654 million and $346 million, respectively, of IPR&D projects received marketing approval in a major market and the Company began amortizing these assets based on their estimated useful lives.
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
During 2015, the Company recorded $63 million of IPR&D impairment charges within Research and development expenses. Of this amount, $50 million relates to the surotomycin clinical development program obtained in connection with the acquisition of Cubist. During 2015, the Company received unfavorable efficacy data from a clinical trial for surotomycin. The evaluation of this data, combined with an assessment of the commercial opportunity for surotomycin, resulted in the discontinuation of the program and the IPR&D impairment charge noted above. During 2014, the Company recorded $49 million of IPR&D impairment charges primarily as a result of changes in cash flow assumptions for certain compounds obtained in connection with the Supera joint venture, as well as for the discontinuation of certain Animal Health programs. During 2013, the Company recorded $279 million of IPR&D impairment charges. Of this amount, $181 million related to the write-off of the intangible asset associated with preladenant as a result of the discontinuation of the clinical development program for this compound. In addition, the Company recorded impairment charges resulting from changes in cash flow assumptions for certain compounds, as well as for pipeline programs that had previously been deprioritized and were subsequently deemed to have no alternative use in the period.
Additional research and development will be required before any of the remaining programs reach technological feasibility. The costs to complete the research projects will depend on whether the projects are brought to their final stages of development and are ultimately submitted to the FDA or other regulatory agencies for approval. As of December 31, 2015, the estimated costs to complete projects acquired in connection with acquisitions in Phase 3 development for human health and the analogous stage of development for animal health were approximately $480 million.

Acquisitions, Research Collaborations and License Agreements
Merck continues to remain focused on pursuing opportunities that have the potential to drive both near- and long-term growth. Certain of the more recent significant transactions are described below. Merck is actively monitoring the landscape for growth opportunities that meet the Company’s strategic criteria.
In January 2016, Merck acquired IOmet, a privately held UK-based drug discovery company focused on the development of innovative medicines for the treatment of cancer, with a particular emphasis on the fields of cancer immunotherapy and cancer metabolism. Total purchase consideration in the transaction included an upfront cash payment of $150 million and future additional milestone payments of up to $250 million that are contingent upon certain clinical and regulatory milestones being achieved. The acquisition provides Merck with IOmet’s pre-clinical pipeline of IDO (indoleamine-2,3-dioxygenase 1), TDO (tryptophan-2,3-dioxygenase), and dual-acting IDO/TDO inhibitors. The Company is in the process of determining the preliminary fair value of assets acquired, liabilities assumed and total consideration transferred for this business acquisition. This transaction closed on January 11, 2016; accordingly, the results of operations of the acquired business will be included in the Company’s results of operations beginning after that date.
In July 2015, Merck acquired cCAM, a privately held biopharmaceutical company focused on the discovery and development of novel cancer immunotherapies. The acquisition provides Merck with cCAM’s lead pipeline candidate, CM-24, a novel monoclonal antibody targeting the immune checkpoint protein CEACAM1 that is being evaluated in a Phase 1 study for the treatment of advanced or recurrent malignancies, including melanoma, non-small-cell lung, bladder, gastric, colorectal, and ovarian cancers. Total purchase consideration in the transaction of $201 million included an upfront payment of $96 million in cash and future additional payments of up to $510 million associated with the attainment of certain clinical development, regulatory and commercial milestones, which the Company determined had a fair value of $105 million at the acquisition date. The transaction was accounted for as an acquisition of a business; accordingly, the assets acquired and liabilities assumed were recorded at their respective fair values as of the acquisition date. Merck recognized an intangible asset for IPR&D of $180 million and other net assets of $7 million. The excess of the consideration transferred over the fair value of net assets acquired of $14 million was recorded as goodwill that was allocated to the Pharmaceutical segment and is not deductible for tax purposes. The fair value of the identifiable intangible asset related to IPR&D was determined using an income approach through which fair value is estimated based on the asset’s probability-adjusted future net cash flows, which reflects the stage of development of the project and the associated probability of successful completion. The asset’s probability-adjusted future net cash flows were then discounted to present value using a discount rate of 10.5%. The fair value of the contingent consideration was determined utilizing a probability-weighted estimated cash flow stream adjusted for the expected timing of each payment also utilizing a discount rate of 10.5%. Actual cash flows are likely to be different than those assumed. This transaction closed on July 31, 2015; accordingly, the results of operations of the acquired business have been included in the Company’s results of operations beginning after that date.
In February 2015, Merck and NGM, a privately held biotechnology company, entered into a multi-year collaboration to research, discover, develop and commercialize novel biologic therapies across a wide range of therapeutic areas. The collaboration includes multiple drug candidates currently in preclinical development at NGM, including NP201, which is being evaluated for the treatment of diabetes, obesity and nonalcoholic steatohepatitis. NGM will lead the research and development of the existing preclinical candidates and have the autonomy to identify and pursue other discovery stage programs at its discretion. Merck will have the option to license all resulting NGM programs following human proof of concept trials. If Merck exercises this option, Merck will lead global product development and commercialization for the resulting products, if approved. Under the terms of the agreement, Merck made an upfront payment to NGM of $94 million, which is included in Research and development expenses, and purchased a 15% equity stake in NGM for $106 million. Merck committed up to $250 million to fund all of NGM’s efforts under the initial five-year term of the collaboration, with the potential for additional funding if certain conditions are met. Prior to Merck initiating a Phase 3 study for a licensed program, NGM may elect to either receive milestone and royalty payments or, in certain cases, to co-fund development and participate in a global cost and revenue share arrangement of up to 50%. The agreement also provides NGM with the option to participate in the co-promotion of any co-funded program in the United States. Merck will have the option to extend the research agreement for two additional two-year terms. Each party has certain termination rights under the agreement in the event of an uncured material breach by the other party. Additionally, Merck has certain termination rights in the event of the occurrence of certain defined conditions. Upon a termination event, depending on the circumstances, the parties have varying rights and obligations with respect to the continued development and commercialization of compounds discovered under the agreement and certain related payment obligations.
In January 2015, Merck acquired Cubist, a leader in the development of therapies to treat serious infections caused by a broad range of bacteria, for total consideration of $8.3 billion (see Note 4 to the consolidated financial statements). This transaction closed on January 21, 2015; accordingly, the results of operations of the acquired business have been included in the Company’s results of operations beginning after that date. The estimated fair values of identifiable intangible assets related to currently marketed products were determined using an income approach. The Company’s estimates of projected net cash flows considered historical and projected pricing, margins and expense levels; the performance of competing products where applicable; relevant industry and therapeutic area growth drivers and factors; current and expected trends in technology and product life cycles; the extent and timing of potential new product introductions by the Company’s competitors; and the life of each asset’s underlying patent. The net cash flows were then probability-adjusted where appropriate to consider the uncertainties associated with the underlying assumptions, as well as the risk profile of the net cash flows utilized in the valuation. The probability-adjusted future net cash flows of each product were then discounted to present value utilizing a discount rate of 8%. Actual cash flows are likely to be different than those assumed. The most significant intangible assets relate to Zerbaxa, Cubicin and Sivextro.
The Company recorded the fair value of incomplete research project surotomycin (MK-4261) which, at the time of acquisition, had not reached technological feasibility and had no alternative future use. The amount was capitalized and accounted for as an indefinite-lived intangible asset, subject to impairment testing until completion or abandonment of the project. The fair value of surotomycin was determined by using an income approach. The probability-adjusted future net cash flows were then discounted to present value using a discount rate of 9%. During the second quarter of 2015, the Company received unfavorable efficacy data from a clinical trial for surotomycin. The evaluation of this data, combined with an assessment of the commercial opportunity for surotomycin, resulted in the discontinuation of the program and an IPR&D impairment charge.
In connection with the Cubist acquisition, liabilities were recorded for potential future consideration that is contingent upon the achievement of future sales-based milestones. The fair value of contingent consideration liabilities was determined at the acquisition date using unobservable inputs. These inputs include the estimated amount and timing of projected cash flows, the probability of success (achievement of the contingent event) and a risk-adjusted discount rate of 8% used to present value the probability-weighted cash flows. Changes in the inputs could result in a different fair value measurement.
Selected Joint Venture and Affiliate Information
AstraZeneca LP
In 1982, Merck entered into an agreement with Astra AB (Astra) to develop and market Astra products under a royalty-bearing license. In 1993, Merck’s total sales of Astra products reached a level that triggered the first step in the establishment of a joint venture business carried on by Astra Merck Inc. (AMI), in which Merck and Astra each owned a 50% share. This joint venture, formed in 1994, developed and marketed most of Astra’s new prescription medicines in the United States.
In 1998, Merck and Astra completed the restructuring of the ownership and operations of the joint venture whereby Merck acquired Astra’s interest in AMI, renamed KBI Inc. (KBI), and contributed KBI’s operating assets to a new U.S. limited partnership, Astra Pharmaceuticals L.P. (the Partnership), in exchange for a 1% limited partner interest. Astra contributed the net assets of its wholly owned subsidiary, Astra USA, Inc., to the Partnership in exchange for a 99% general partner interest. The Partnership, renamed AstraZeneca LP (AZLP) upon Astra’s 1999 merger with Zeneca Group Plc, became the exclusive distributor of the products for which KBI retained rights.
Merck earned revenue based on sales of KBI products and such revenue was $463 million in 2014 and $920 million in 2013 primarily relating to sales of Nexium, as well as Prilosec. In addition, Merck earned certain Partnership returns from AZLP of $192 million in 2014 and $352 million in 2013, which were recorded in equity income from affiliates.
On June 30, 2014, AstraZeneca exercised its option to purchase Merck’s interest in KBI for $419 million in cash. Of this amount, $327 million reflects an estimate of the fair value of Merck’s interest in Nexium and Prilosec. This portion of the exercise price, which is subject to a true-up in 2018 based on actual sales from closing in 2014 to June 2018, was deferred and is being recognized over time in Other (income) expense, net as the contingency is eliminated as sales occur. During 2015 and 2014, $182 million and $140 million, respectively, of the deferred income was recognized bringing cumulative deferred income recognized through December 31, 2015 to $322 million. The remaining exercise price of $91 million primarily represents a multiple of ten times Merck’s average 1% annual profit allocation in the partnership for the three years prior to exercise. Merck recognized the $91 million as a gain in 2014 within Other (income) expense, net. As a result of AstraZeneca’s option exercise, the Company’s remaining interest in AZLP was redeemed. Accordingly, the Company also recognized a non-cash gain of approximately $650 million in 2014 within Other (income) expense, net resulting from the retirement of $2.4 billion of KBI preferred stock (see Note 11 to the consolidated financial statements), the elimination of the Company’s $1.4 billion investment in AZLP and a $340 million reduction of goodwill. This transaction resulted in a net tax benefit of $517 million in 2014 primarily reflecting the reversal of deferred taxes on the AZLP investment balance.
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
Sales of joint venture products were as follows:

($ in millions)	2015	2014	2013
Gardasil	$184	$248	$291
Influenza vaccines	128	159	162
Zostavax	87	103	68
Other viral vaccines	77	87	104
RotaTeq	56	65	55
Hepatitis vaccines	62	38	31
Other vaccines	329	430	453
	$923	$1,130	$1,164

Simcere MSD (Shanghai) Pharmaceutical Co., Ltd.
In March 2015, Merck and Simcere Pharmaceutical Co., Ltd. (Simcere) executed a restructuring agreement in which Merck agreed to transfer its 51% ownership interest in the Simcere MSD (Shanghai) Pharmaceutical Co., Ltd. joint venture to Simcere. As a result, Merck deconsolidated the joint venture and recorded a net loss of $7 million in Other (income) expense, net in 2015.
Capital Expenditures
Capital expenditures were $1.3 billion in 2015, $1.3 billion in 2014 and $1.5 billion in 2013. Expenditures in the United States were $879 million in 2015, $873 million in 2014 and $902 million in 2013.
Depreciation expense was $1.6 billion in 2015, $2.5 billion in 2014 and $2.2 billion in 2013 of which $1.1 billion, $2.0 billion and $1.5 billion, respectively, applied to locations in the United States. Total depreciation expense in 2015, 2014 and 2013 included accelerated depreciation of $174 million, $900 million and $577 million, respectively, associated with restructuring activities (see Note 3 to the consolidated financial statements).

Analysis of Liquidity and Capital Resources
Merck’s strong financial profile enables it to fully fund research and development, focus on external alliances, support in-line products and maximize upcoming launches while providing significant cash returns to shareholders.

Selected Data
($ in millions)	2015	2014	2013
Working capital	$10,561	$14,208	$17,469
Total debt to total liabilities and equity	26.1%	21.8%	23.8%
Cash provided by operations to total debt	0.5:1	0.4:1	0.5:1
Cash provided by operating activities was $12.4 billion in 2015, $7.9 billion in 2014 and $11.7 billion in 2013. The decline in cash provided by operating activities in 2014 as compared with 2013 reflects approximately $5.0 billion of taxes paid on the divestiture of MCC. Cash provided by operating activities in 2013 includes a payment made by the Company of $480 million in connection with the settlement of the ENHANCE Litigation. Cash provided by operating activities continues to be the Company’s primary source of funds to finance operating needs, capital expenditures, a portion of treasury stock purchases and dividends paid to shareholders.
Cash used in investing activities was $4.8 billion in 2015 compared with $374 million in 2014 primarily reflecting cash received in 2014 from the divestiture of MCC, higher cash received in 2014 from other dispositions of businesses and in connection with AstraZeneca’s option exercise, as well as cash used for the acquisition of Cubist in 2015, partially offset by lower purchases of securities and other investments and higher proceeds from the sales of securities and other investments, cash used in 2014 for the acquisition of Idenix and a cash payment made in 2014 upon the formation of the collaboration with Bayer. Cash used in investing activities was $374 million in 2014 compared with $3.1 billion in 2013 reflecting cash received in 2014 from the divestiture of MCC and from other dispositions of businesses, as well as cash received in connection with AstraZeneca’s option exercise, partially offset by higher purchases of and lower proceeds from the sale of securities and other investments, cash used for the acquisition of Idenix and a cash payment made upon formation of the collaboration with Bayer.
Cash used in financing activities was $5.3 billion in 2015 compared with $15.1 billion in 2014 driven primarily by higher proceeds from the issuance of debt, lower payments on debt and lower purchases of treasury stock, partially offset by lower proceeds from the exercise of stock options and a decrease in short-term borrowings. Cash used in financing activities was $15.1 billion in 2014 compared with $6.0 billion in 2013 driven primarily by higher payments on debt, lower proceeds from the issuance of debt, higher purchases of treasury stock and a decrease in short-term borrowings, partially offset by higher proceeds from the exercise of stock options.
During 2015, the Company recorded charges of $876 million related to the devaluation of its net monetary assets in Venezuela, the large majority of which was cash (see Note 14 to the consolidated financial statements).
At December 31, 2015, the total of worldwide cash and investments was $26.5 billion, including $13.4 billion of cash, cash equivalents and short-term investments, and $13.0 billion of long-term investments. Generally 80%-90% of cash and investments are held by foreign subsidiaries and would be subject to significant tax payments if such cash and investments were repatriated in the form of dividends. The Company records U.S. deferred tax liabilities for certain unremitted earnings, but when amounts earned overseas are expected to be indefinitely reinvested outside of the United States, no accrual for U.S. taxes is provided. The amount of cash and investments held by U.S. and foreign subsidiaries fluctuates due to a variety of factors including the timing and receipt of payments in the normal course of business. Cash provided by operating activities in the United States continues to be the Company’s primary source of funds to finance domestic operating needs, capital expenditures, a portion of treasury stock purchases and dividends paid to shareholders.

The Company’s contractual obligations as of December 31, 2015 are as follows:

Payments Due by Period
($ in millions)	Total	2016	2017—2018	2019—2020	Thereafter
Purchase obligations (1)	$2,333	$605	$786	$435	$507
Loans payable and current portion of long-term debt (2)	2,585	2,585	—	—	—
Long-term debt	23,785	—	3,328	3,216	17,241
Interest related to debt obligations	9,752	651	1,274	1,187	6,640
Vioxx shareholder class action settlement reserve (3)	1,062	1,062	—	—	—
Unrecognized tax benefits (4)	1,244	1,244	—	—	—
Operating leases	789	213	250	166	160
	$41,550	$6,360	$5,638	$5,004	$24,548

(1)	Includes future bulk supply purchases the Company has committed to in connection with certain divestitures.

(2)	In January 2016, $850 million of debt matured and was repaid.
(3) The Company anticipates receiving insurance proceeds of approximately $380 million to partially fund this liability (see Note 10 to the consolidated financial statements).

(4)
As of December 31, 2015, the Company’s Consolidated Balance Sheet reflects liabilities for unrecognized tax benefits, interest and penalties of $4.2 billion, including $1.2 billion reflected as a current liability. Due to the high degree of uncertainty regarding the timing of future cash outflows of liabilities for unrecognized tax benefits beyond one year, a reasonable estimate of the period of cash settlement for years beyond 2016 cannot be made.

Purchase obligations are enforceable and legally binding obligations for purchases of goods and services including minimum inventory contracts, research and development and advertising. Amounts reflected for research and development obligations do not include contingent milestone payments. Also excluded from research and development obligations are potential future funding commitments of up to approximately $120 million for investments in research venture capital funds. Loans payable and current portion of long-term debt reflects $226 million of long-dated notes that are subject to repayment at the option of the holders. Required funding obligations for 2016 relating to the Company’s pension and other postretirement benefit plans are not expected to be material. However, the Company currently anticipates contributing approximately $50 million to its U.S. pension plans, $150 million to its international pension plans and $60 million to its other postretirement benefit plans during 2016.
In August 2014, the Company terminated its existing credit facility and entered into a $6.0 billion, five-year credit facility that matures in August 2019. The facility provides backup liquidity for the Company’s commercial paper borrowing facility and is to be used for general corporate purposes. The Company has not drawn funding from this facility.
In February 2015, Merck issued $8.0 billion aggregate principal amount of senior unsecured notes consisting of $300 million principal amount of floating rate notes due 2017, $700 million principal amount of floating rate notes due 2020, $1.25 billion principal amount of 1.85% notes due 2020, $1.25 billion aggregate principal amount of 2.35% notes due 2022, $2.5 billion aggregate principal amount of 2.75% notes due 2025 and $2.0 billion aggregate principal amount of 3.70% notes due 2045. The Company used a portion of the net proceeds of the offering of $7.9 billion to repay commercial paper issued to substantially finance the Company’s acquisition of Cubist. The remaining net proceeds were used for general corporate purposes, including for repurchases of the Company’s common stock, and the repayment of outstanding commercial paper borrowings and debt maturities.
Also in February 2015, the Company redeemed $1.9 billion of legacy Cubist debt acquired in the acquisition (see Note 4 to the consolidated financial statements).
In December 2015, the Company filed a securities registration statement with the U.S. Securities and Exchange Commission (SEC) under the automatic shelf registration process available to “well-known seasoned issuers” which is effective for three years.
Effective as of November 3, 2009, the Company executed a full and unconditional guarantee of the then existing debt of its subsidiary Merck Sharp & Dohme Corp. (MSD) and MSD executed a full and unconditional guarantee of the then existing debt of the Company (excluding commercial paper), including for payments of principal and interest. These guarantees do not extend to debt issued subsequent to that date.
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
In November 2015, the Board of Directors declared a quarterly dividend of $0.46 per share on the Company’s common stock payable in January 2016.
In March 2015, Merck’s board of directors authorized additional purchases of up to $10 billion of Merck’s common stock for its treasury. The treasury stock purchase authorization has no time limit and will be made over time in open-market transactions, block transactions, on or off an exchange, or in privately negotiated transactions. The Company purchased $4.2 billion of its common stock (75 million shares) for its treasury during 2015. The Company has approximately $8.5 billion remaining under the March share repurchase program. The Company purchased $7.7 billion and $6.5 billion of its common stock during 2014 and 2013, respectively, under this and previously authorized share repurchase programs.
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
The primary objective of the revenue hedging program is to reduce the potential for longer-term unfavorable changes in foreign exchange rates to decrease the U.S. dollar value of future cash flows derived from foreign currency denominated sales, primarily the euro and Japanese yen. To achieve this objective, the Company will hedge a portion of its forecasted foreign currency denominated third-party and intercompany distributor entity sales that are expected to occur over its planning cycle, typically no more than three years into the future. The Company will layer in hedges over time, increasing the portion of third-party and intercompany distributor entity sales hedged as it gets closer to the expected date of the forecasted foreign currency denominated sales. The portion of sales hedged is based on assessments of cost-benefit profiles that consider natural offsetting exposures, revenue and exchange rate volatilities and correlations, and the cost of hedging instruments. The hedged anticipated sales are a specified component of a portfolio of similarly denominated foreign currency-based sales transactions, each of which responds to the hedged currency risk in the same manner. The Company manages its anticipated transaction exposure principally with purchased local currency put options, which provide the Company with a right, but not an obligation, to sell foreign currencies in the future at a predetermined price. If the U.S. dollar strengthens relative to the currency of the hedged anticipated sales, total changes in the options’ cash flows offset the decline in the expected future U.S. dollar equivalent cash flows of the hedged foreign currency sales. Conversely, if the U.S. dollar weakens, the options’ value reduces to zero, but the Company benefits from the increase in the U.S. dollar equivalent value of the anticipated foreign currency cash flows.
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
The Company may also utilize forward contracts in its revenue hedging program. If the U.S. dollar strengthens relative to the currency of the hedged anticipated sales, the increase in the fair value of the forward contracts offsets the decrease in the expected future U.S. dollar cash flows of the hedged foreign currency sales. Conversely, if the U.S. dollar weakens, the decrease in the fair value of the forward contracts offsets the increase in the value of the anticipated foreign currency cash flows. While a weaker U.S. dollar would result in a net benefit, the market value of Merck’s hedges would have declined by an estimated $502 million and $660 million at December 31, 2015 and 2014, respectively, from a uniform 10% weakening of the U.S. dollar. The market value was determined using a foreign exchange option pricing model and holding all factors except exchange rates constant. Because Merck principally uses purchased local currency put options, a uniform weakening of the U.S. dollar would yield the largest overall potential loss in the market value of these options. The sensitivity measurement assumes that a change in one foreign currency relative to the U.S. dollar would not affect other foreign currencies relative to the U.S. dollar. Although not predictive in nature, the Company believes that a 10% threshold reflects reasonably possible near-term changes in Merck’s major foreign currency exposures relative to the U.S. dollar. The cash flows from these contracts are reported as operating activities in the Consolidated Statement of Cash Flows.
The primary objective of the balance sheet risk management program is to mitigate the exposure of net monetary assets that are denominated in a currency other than a subsidiary’s functional currency from the effects of volatility in foreign exchange. In these instances, Merck principally utilizes forward exchange contracts, which enable the Company to buy and sell foreign currencies in the future at fixed exchange rates and economically offset the consequences of changes in foreign exchange from the monetary assets. Merck routinely enters into contracts to offset the effects of exchange on exposures denominated in developed country currencies, primarily the euro and Japanese yen. For exposures in developing country currencies, the Company will enter into forward contracts to partially offset the effects of exchange on exposures when it is deemed economical to do so based on a cost-benefit analysis that considers the magnitude of the exposure, the volatility of the exchange rate and the cost of the hedging instrument. The Company will also minimize the effect of exchange on monetary assets and liabilities by managing operating activities and net asset positions at the local level. The cash flows from these contracts are reported as operating activities in the Consolidated Statements of Cash Flows.
A sensitivity analysis to changes in the value of the U.S. dollar on foreign currency denominated derivatives, investments and monetary assets and liabilities indicated that if the U.S. dollar uniformly strengthened by 10% against all currency exposures of the Company at December 31, 2015 and 2014, Income before taxes would have declined by approximately $45 million in 2015 and $25 million in 2014. Because the Company was in a net long (receivable) position relative to its major foreign currencies after consideration of forward contracts, a uniform strengthening of the U.S. dollar will yield the largest overall potential net loss in earnings due to exchange. This measurement assumes that a change in one foreign currency relative to the U.S. dollar would not affect other foreign currencies relative to the U.S. dollar. Although not predictive in nature, the Company believes that a 10% threshold reflects reasonably possible near-term changes in Merck’s major foreign currency exposures relative to the U.S. dollar. The cash flows from these contracts are reported as operating activities in the Consolidated Statement of Cash Flows.
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
In addition to the official rate of 6.30 VEF per U.S. dollar, the Venezuelan government maintains two other official rates. These are the Sistema Complementario de Administracion de Divisas, or SICAD, and the Sistema Marginal de Divisas, or SIMADI. Both the SICAD and SIMADI average rates are published by the Central Bank of Venezuela and at December 31, 2015, the average exchange rates inferred were 13.50 VEF per U.S. dollar and 198.70 VEF per U.S. dollar, respectively. Historically, the Venezuelan government has indicated that essential goods, including food and medicine, would remain at the official rate of 6.30 VEF per U.S. dollar.

During the second quarter of 2015, upon evaluation of evolving economic conditions in Venezuela and volatility in the country, combined with a decline in transactions that were settled at the official rate, the Company determined it was unlikely that all outstanding net monetary assets would be settled at the official rate. Accordingly, during the second quarter of 2015, the Company recorded a charge of $715 million within Other (income) expense, net to devalue its net monetary assets in Venezuela to an amount that represented the Company’s estimate of the U.S. dollar amount that would ultimately be collected. During the third quarter of 2015, the Company recorded additional exchange losses of $138 million reflecting the ongoing effect of translating transactions and net monetary assets consistent with the second quarter. As a result of the further deterioration of economic conditions in Venezuela and continued declines in transactions which were settled at the official rate, in the fourth quarter of 2015, the Company began using the SIMADI rate to report its Venezuelan operations. The Company also revalued its remaining net monetary assets at the SIMADI rate, which resulted in an additional charge in the fourth quarter of 2015 of $161 million. Accordingly, at December 31, 2015, the Company had approximately $20 million (U.S. dollar equivalent at the SIMADI rate) of remaining net monetary assets in its Venezuelan entities, of which the large majority was cash. Merck’s sales in Venezuela were approximately $625 million in 2015. The Company has reduced its operations in Venezuela; however, Merck continues to work with the government of Venezuela to import essential medicines into the country. As a result of transitioning to the SIMADI rate in the fourth quarter of 2015 for purposes of reporting its Venezuelan operations, Merck anticipates that sales in Venezuela in 2016 will be de minimis.
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
At December 31, 2015, the Company was a party to 30 pay-floating, receive-fixed interest rate swap contracts designated as fair value hedges of fixed-rate notes in which the notional amounts match the amount of the hedged fixed-rate notes as detailed in the table below.

($ in millions)	2015
Debt Instrument	Par Value of Debt	Number of Interest Rate Swaps Held	Total Swap Notional Amount
0.70% notes due 2016	$1,000	4	$1,000
1.30% notes due 2018	1,000	4	1,000
5.00% notes due 2019	1,250	3	550
1.85% notes due 2020	1,250	5	1,250
3.875% notes due 2021	1,150	5	1,150
2.40% notes due 2022	1,000	4	1,000
2.35% notes due 2022	1,250	5	1,250
The interest rate swap contracts are designated hedges of the fair value changes in the notes attributable to changes in the benchmark London Interbank Offered Rate (LIBOR) swap rate. The fair value changes in the notes attributable to changes in the LIBOR swap rate are recorded in interest expense and offset by the fair value changes in the swap contracts. The cash flows from these contracts are reported as operating activities in the Consolidated Statement of Cash Flows.
The Company’s investment portfolio includes cash equivalents and short-term investments, the market values of which are not significantly affected by changes in interest rates. The market value of the Company’s medium- to long-term fixed-rate investments is modestly affected by changes in U.S. interest rates. Changes in medium- to long-term U.S. interest rates have a more significant impact on the market value of the Company’s fixed-rate borrowings, which generally have longer maturities. A sensitivity analysis to measure potential changes in the market value of Merck’s investments and debt from a change in interest rates indicated that a one percentage point increase in interest rates at December 31, 2015 and 2014 would have positively affected the net aggregate market value of these instruments by $1.2 billion and $1.0 billion, respectively. A one percentage point decrease at December 31, 2015 and 2014 would have negatively affected the net aggregate market value by $1.5 billion and $1.2 billion, respectively. The fair value of Merck’s debt was determined using pricing models reflecting one percentage point shifts in the appropriate yield curves. The fair values of Merck’s investments were determined using a combination of pricing and duration models.
Critical Accounting Policies
The Company’s consolidated financial statements are prepared in conformity with GAAP and, accordingly, include certain amounts that are based on management’s best estimates and judgments. Estimates are used when accounting for amounts recorded in connection with acquisitions, including initial fair value determinations of assets and liabilities, primarily IPR&D, other intangible assets and contingent consideration, as well as subsequent fair value measurement. Additionally, estimates are used in determining such items as provisions for sales discounts and returns, depreciable and amortizable lives, recoverability of inventories, including those produced in preparation for product launches, amounts recorded for contingencies, environmental liabilities and other reserves, pension and other postretirement benefit plan assumptions, share-based compensation assumptions, restructuring costs, impairments of long-lived assets (including intangible assets and goodwill) and investments, and taxes on income. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. Application of the following accounting policies result in accounting estimates having the potential for the most significant impact on the financial statements.
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
In a business combination, the acquisition method of accounting requires that the assets acquired and liabilities assumed be recorded as of the date of the acquisition at their respective fair values with limited exceptions. Assets acquired and liabilities assumed in a business combination that arise from contingencies are recognized at fair value if fair value can reasonably be estimated. If the acquisition date fair value of an asset acquired or liability assumed that arises from a contingency cannot be determined, the asset or liability is recognized if probable and reasonably estimable; if these criteria are not met, no asset or liability is recognized. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Accordingly, the Company may be required to value assets at fair value measures that do not reflect the Company’s intended use of those assets. Any excess of the purchase price (consideration transferred) over the estimated fair values of net assets acquired is recorded as goodwill. Transaction costs and costs to restructure the acquired company are expensed as incurred. The operating results of the acquired business are reflected in the Company’s consolidated financial statements after the date of the acquisition. The fair values of intangible assets, including acquired IPR&D, are determined utilizing information available near the acquisition date based on expectations and assumptions that are deemed reasonable by management. Given the considerable judgment involved in determining fair values, the Company typically obtains assistance from third-party valuation specialists for significant items. Amounts allocated to acquired IPR&D are capitalized and accounted for as indefinite-lived intangible assets, subject to impairment testing until completion or abandonment of the projects. Upon successful completion of each project, Merck will make a separate determination as to the then useful life of the asset and begin amortization. Certain of the Company’s business acquisitions involve the potential for future payment of consideration that is contingent upon the achievement of performance milestones, including product development milestones and royalty payments on future product sales. The fair value of contingent consideration liabilities is determined at the acquisition date using unobservable inputs. These inputs include the estimated amount and timing of projected cash flows, the probability of success (achievement of the contingent event) and the risk-adjusted discount rate used to present value the probability-weighted cash flows. Subsequent to the acquisition date, at each reporting period, the contingent consideration liability is remeasured at current fair value with changes (either expense or income) recorded in earnings. Changes in any of the inputs may result in a significantly different fair value adjustment.
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
The fair values of identifiable intangible assets related to currently marketed products and product rights are primarily determined by using an income approach through which fair value is estimated based on each asset’s discounted projected net cash flows. The Company’s estimates of market participant net cash flows consider historical and projected pricing, margins and expense levels; the performance of competing products where applicable; relevant industry and therapeutic area growth drivers and factors; current and expected trends in technology and product life cycles; the time and investment that will be required to develop products and technologies; the ability to obtain marketing and regulatory approvals; the ability to manufacture and commercialize the products; the extent and timing of potential new product introductions by the Company’s competitors; and the life of each asset’s underlying patent, if any. The net cash flows are then probability-adjusted where appropriate to consider the uncertainties associated with the underlying assumptions, as well as the risk profile of the net cash flows utilized in the valuation. The probability-adjusted future net cash flows of each product are then discounted to present value utilizing an appropriate discount rate.
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
The Company continually monitors its provision for aggregate indirect customer discounts. There were no material adjustments to estimates associated with the aggregate indirect customer discount provision in 2015, 2014 or 2013.
Summarized information about changes in the aggregate indirect customer discount accrual related to U.S. sales is as follows:

($ in millions)	2015	2014
Balance January 1	$2,154	$1,688
Current provision	8,068	6,560
Adjustments to prior years	(77)	(18)
Payments	(7,347)	(6,076)
Balance December 31	$2,798	$2,154
Accruals for chargebacks are reflected as a direct reduction to accounts receivable and accruals for rebates as current liabilities. The accrued balances relative to these provisions included in Accounts receivable and Accrued and other current liabilities were $145 million and $2.7 billion, respectively, at December 31, 2015 and were $112 million and $2.0 billion, respectively, at December 31, 2014.
The Company maintains a returns policy that allows its U.S. pharmaceutical customers to return product within a specified period prior to and subsequent to the expiration date (generally, three to six months before and 12 months after product expiration). The estimate of the provision for returns is based upon historical experience with actual returns. Additionally, the Company considers factors such as levels of inventory in the distribution channel, product dating and expiration period, whether products have been discontinued, entrance in the market of additional generic competition, changes in formularies or launch of over-the-counter products, among others. The product returns provision for U.S. pharmaceutical sales as a percentage of U.S. net pharmaceutical sales was 1.5% in 2015, 1.7% in 2014 and 1.5% in 2013.
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

Inventories produced in preparation for product launches capitalized at December 31, 2015 and 2014 were $63 million and $74 million, respectively.
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
Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. Some of the significant factors considered in the review of these legal defense reserves are as follows: the actual costs incurred by the Company; the development of the Company’s legal defense strategy and structure in light of the scope of its litigation; the number of cases being brought against the Company; the costs and outcomes of completed trials and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the associated litigation. The amount of legal defense reserves as of December 31, 2015 and 2014 of approximately $245 million and $215 million, respectively, represents the Company’s best estimate of the minimum amount of defense costs to be incurred in connection with its outstanding litigation; however, events such as additional trials and other events that could arise in the course of its litigation could affect the ultimate amount of legal defense costs to be incurred by the Company. The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase the reserves at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.
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
The Company is also remediating environmental contamination resulting from past industrial activity at certain of its sites and takes an active role in identifying and accruing for these costs. In the past, Merck performed a worldwide survey to assess all sites for potential contamination resulting from past industrial activities. Where assessment indicated that physical investigation was warranted, such investigation was performed, providing a better evaluation of the need for remedial action. Where such need was identified, remedial action was then initiated. As definitive information became available during the course of investigations and/or remedial efforts at each site, estimates were refined and accruals were established or adjusted accordingly. These estimates and related accruals continue to be refined annually.
The Company believes that there are no compliance issues associated with applicable environmental laws and regulations that would have a material adverse effect on the Company. Expenditures for remediation and environmental liabilities were $8 million in 2015, and are estimated at $59 million in the aggregate for the years 2016 through 2020. In management’s opinion, the liabilities for all environmental matters that are probable and reasonably estimable have been accrued and totaled $109 million and $125 million at December 31, 2015 and 2014, respectively. These liabilities are undiscounted, do not consider potential recoveries from other parties and will be paid out over the periods of remediation for the applicable sites, which are expected to occur primarily over the next 15 years. Although it is not possible to predict with certainty the outcome of these matters, or the ultimate costs of remediation, management does not believe that any reasonably possible expenditures that may be incurred in excess of the liabilities accrued should exceed $57 million in the aggregate. Management also does not believe that these expenditures should result in a material adverse effect on the Company’s financial position, results of operations, liquidity or capital resources for any year.

Share-Based Compensation
The Company expenses all share-based payment awards to employees, including grants of stock options, over the requisite service period based on the grant date fair value of the awards. The Company determines the fair value of certain share-based awards using the Black-Scholes option-pricing model which uses both historical and current market data to estimate the fair value. This method incorporates various assumptions such as the risk-free interest rate, expected volatility, expected dividend yield and expected life of the options. Total pretax share-based compensation expense was $299 million in 2015, $278 million in 2014 and $276 million in 2013. At December 31, 2015, there was $407 million of total pretax unrecognized compensation expense related to nonvested stock option, restricted stock unit and performance share unit awards which will be recognized over a weighted average period of 1.9 years. For segment reporting, share-based compensation costs are unallocated expenses.
Pensions and Other Postretirement Benefit Plans
Net periodic benefit cost for pension and other postretirement benefit plans totaled $253 million in 2015, $169 million in 2014 and $716 million in 2013. Pension and other postretirement benefit plan information for financial reporting purposes is calculated using actuarial assumptions including a discount rate for plan benefit obligations and an expected rate of return on plan assets. The changes in net periodic benefit cost year over year for pension and other postretirement benefit plans are largely attributable to changes in the discount rate affecting net amortization.
The Company reassesses its benefit plan assumptions on a regular basis. For both the pension and other postretirement benefit plans, the discount rate is evaluated on measurement dates and modified to reflect the prevailing market rate of a portfolio of high-quality fixed-income debt instruments that would provide the future cash flows needed to pay the benefits included in the benefit obligation as they come due. At December 31, 2015, the discount rates for the Company’s U.S. pension and other postretirement benefit plans ranged from 3.80% to 4.80% compared with a range of 3.20% to 4.20% at December 31, 2014.
The expected rate of return for both the pension and other postretirement benefit plans represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. In developing the expected rate of return, the Company considers long-term compound annualized returns of historical market data as well as actual returns on the Company’s plan assets. Using this reference information, the Company develops forward-looking return expectations for each asset category and a weighted-average expected long-term rate of return for a target portfolio allocated across these investment categories. The expected portfolio performance reflects the contribution of active management as appropriate. As a result of this analysis, for 2016, the Company’s expected rate of return will range from 7.30% to 8.75%, the same range as in 2015 for its U.S. pension and other postretirement benefit plans.
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
Actuarial assumptions are based upon management’s best estimates and judgment. A reasonably possible change of plus (minus) 25 basis points in the discount rate assumption, with other assumptions held constant, would have an estimated $46 million favorable (unfavorable) impact on its net periodic benefit cost. A reasonably possible change of plus (minus) 25 basis points in the expected rate of return assumption, with other assumptions held constant, would have an estimated $45 million favorable (unfavorable) impact on its net periodic benefit cost. Required funding obligations for 2016 relating to the Company’s pension and other postretirement benefit plans are not expected to be material. The preceding hypothetical changes in the discount rate and expected rate of return assumptions would not impact the Company’s funding requirements.

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
Goodwill represents the excess of the consideration transferred over the fair value of net assets of businesses acquired and is assigned to reporting units. The Company tests its goodwill for impairment on at least an annual basis, or more frequently if impairment indicators exist, by first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Some of the factors considered in the assessment include general macroeconomic conditions, conditions specific to the industry and market, cost factors which could have a significant effect on earnings or cash flows, the overall financial performance of the reporting unit, and whether there have been sustained declines in the Company’s share price. Additionally, the Company evaluates the extent to which the fair value exceeded the carrying value of the reporting unit at the last date a valuation was performed. If the Company concludes it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative fair value test is performed.
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
Tax regulations require items to be included in the tax return at different times than the items are reflected in the financial statements. Timing differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in the tax return in future years for which the Company has already recorded the tax benefit in the financial statements. The Company establishes valuation allowances for its deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. Deferred tax liabilities generally represent tax expense recognized in the financial statements for which payment has been deferred or expense for which the Company has already taken a deduction on the tax return, but has not yet recognized as expense in the financial statements. At December 31, 2015, foreign earnings of $59.2 billion have been retained indefinitely by subsidiary companies for reinvestment; therefore, no provision has been made for income taxes that would be payable upon the distribution of such earnings and it would not be practicable to determine the amount of the related unrecognized deferred income tax liability.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued amended accounting guidance on revenue recognition that will be applied to all contracts with customers. The objective of the new guidance is to improve comparability of revenue recognition practices across entities and to provide more useful information to users of financial statements through improved disclosure requirements. In August 2015, the FASB approved a one-year deferral of the effective date making this guidance effective for interim and annual periods beginning in 2018. Reporting entities may choose to adopt the standard as of the original effective date. The Company is currently assessing the impact of adoption on its consolidated financial statements.
In April 2015, the FASB issued accounting guidance which requires debt issuance costs to be presented as a direct deduction from the carrying amount of that debt on the balance sheet as opposed to being presented as a deferred charge. The new guidance is effective for interim and annual periods beginning in 2016. As of December 31, 2015, the Company had debt issuance costs recorded as deferred charges of approximately $100 million.
In January 2016, the FASB issued revised guidance for the accounting and reporting of financial instruments. The new guidance requires that equity investments with readily determinable fair values currently classified as available for sale be measured at fair value with changes in fair value recognized in net income. The new guidance also simplifies the impairment testing of equity investments without readily determinable fair values and changes certain disclosure requirements. This guidance is effective for interim and annual periods beginning in 2018. Early adoption is not permitted. The Company is currently assessing the impact of adoption on its consolidated financial statements.
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
The consolidated balance sheet of Merck & Co., Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2015, the notes to consolidated financial statements, and the report dated February 26, 2016 of PricewaterhouseCoopers LLP, independent registered public accounting firm, are as follows:
Consolidated Statement of Income
Merck & Co., Inc. and Subsidiaries
Years Ended December 31
($ in millions except per share amounts)

	2015	2014	2013
Sales	$39,498	$42,237	$44,033
Costs, Expenses and Other
Materials and production	14,934	16,768	16,954
Marketing and administrative	10,313	11,606	11,911
Research and development	6,704	7,180	7,503
Restructuring costs	619	1,013	1,709
Other (income) expense, net	1,527	(11,613)	411
	34,097	24,954	38,488
Income Before Taxes	5,401	17,283	5,545
Taxes on Income	942	5,349	1,028
Net Income	4,459	11,934	4,517
Less: Net Income Attributable to Noncontrolling Interests	17	14	113
Net Income Attributable to Merck & Co., Inc.	$4,442	$11,920	$4,404
Basic Earnings per Common Share Attributable to Merck & Co., Inc. Common Shareholders	$1.58	$4.12	$1.49
Earnings per Common Share Assuming Dilution Attributable to Merck & Co., Inc. Common Shareholders	$1.56	$4.07	$1.47
Consolidated Statement of Comprehensive Income
Merck & Co., Inc. and Subsidiaries
Years Ended December 31
($ in millions)

	2015	2014	2013
Net Income Attributable to Merck & Co., Inc.	$4,442	$11,920	$4,404
Other Comprehensive Income (Loss) Net of Taxes:
Net unrealized (loss) gain on derivatives, net of reclassifications	(126)	398	229
Net unrealized (loss) gain on investments, net of reclassifications	(70)	57	(19)
Benefit plan net gain (loss) and prior service credit (cost), net of amortization	579	(2,077)	2,758
Cumulative translation adjustment	(208)	(504)	(483)
	175	(2,126)	2,485
Comprehensive Income Attributable to Merck & Co., Inc.	$4,617	$9,794	$6,889
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheet
Merck & Co., Inc. and Subsidiaries
December 31
($ in millions except per share amounts)

	2015	2014
Assets
Current Assets
Cash and cash equivalents	$8,524	$7,441
Short-term investments	4,903	8,278
Accounts receivable (net of allowance for doubtful accounts of $165 in 2015 and $153 in 2014) (excludes accounts receivable of $10 in 2015 and $80 in 2014 classified in Other assets - see Note 5)	6,484	6,626
Inventories (excludes inventories of $1,569 in 2015 and $1,664 in 2014 classified in Other assets - see Note 6)	4,700	5,571
Other current assets	5,153	4,689
Total current assets	29,764	32,605
Investments	13,039	13,515
Property, Plant and Equipment (at cost)
Land	490	541
Buildings	12,154	13,101
Machinery, equipment and office furnishings	14,261	16,050
Construction in progress	1,525	1,448
	28,430	31,140
Less: accumulated depreciation	15,923	18,004
	12,507	13,136
Goodwill	17,723	12,992
Other Intangibles, Net	22,602	20,386
Other Assets	6,144	5,533
	$101,779	$98,167
Liabilities and Equity
Current Liabilities
Loans payable and current portion of long-term debt	$2,585	$2,704
Trade accounts payable	2,533	2,625
Accrued and other current liabilities	11,216	10,523
Income taxes payable	1,560	1,237
Dividends payable	1,309	1,308
Total current liabilities	19,203	18,397
Long-Term Debt	23,929	18,699
Deferred Income Taxes	6,535	4,467
Other Noncurrent Liabilities	7,345	7,813
Merck & Co., Inc. Stockholders’ Equity
Common stock, $0.50 par value Authorized - 6,500,000,000 shares Issued - 3,577,103,522 shares in 2015 and 2014	1,788	1,788
Other paid-in capital	40,222	40,423
Retained earnings	45,348	46,021
Accumulated other comprehensive loss	(4,148)	(4,323)
	83,210	83,909
Less treasury stock, at cost: 795,975,449 shares in 2015 and 738,963,326 shares in 2014	38,534	35,262
Total Merck & Co., Inc. stockholders’ equity	44,676	48,647
Noncontrolling Interests	91	144
Total equity	44,767	48,791
	$101,779	$98,167
The accompanying notes are an integral part of this consolidated financial statement.

Consolidated Statement of Equity
Merck & Co., Inc. and Subsidiaries
Years Ended December 31
($ in millions except per share amounts)

	Common Stock	Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- controlling Interests	Total
Balance January 1, 2013	$1,788	$40,646	$39,985	$(4,682)	$(24,717)	$2,443	$55,463
Net income attributable to Merck & Co., Inc.	—	—	4,404	—	—	—	4,404
Other comprehensive income, net of tax	—	—	—	2,485	—	—	2,485
Cash dividends declared on common stock ($1.73 per share)	—	—	(5,132)	—	—	—	(5,132)
Treasury stock shares purchased	—	—	—	—	(6,516)	—	(6,516)
Supera joint venture formation	—	116	—	—	—	112	228
Net income attributable to noncontrolling interests	—	—	—	—	—	113	113
Distributions attributable to noncontrolling interests	—	—	—	—	—	(120)	(120)
Share-based compensation plans and other	—	(254)	—	—	1,642	13	1,401
Balance December 31, 2013	1,788	40,508	39,257	(2,197)	(29,591)	2,561	52,326
Net income attributable to Merck & Co., Inc.	—	—	11,920	—	—	—	11,920
Other comprehensive loss, net of tax	—	—	—	(2,126)	—	—	(2,126)
Cash dividends declared on common stock ($1.77 per share)	—	—	(5,156)	—	—	—	(5,156)
Treasury stock shares purchased	—	—	—	—	(7,703)	—	(7,703)
AstraZeneca option exercise	—	—	—	—	—	(2,400)	(2,400)
Net income attributable to noncontrolling interests	—	—	—	—	—	14	14
Distributions attributable to noncontrolling interests	—	—	—	—	—	(77)	(77)
Share-based compensation plans and other	—	(85)	—	—	2,032	46	1,993
Balance December 31, 2014	1,788	40,423	46,021	(4,323)	(35,262)	144	48,791
Net income attributable to Merck & Co., Inc.	—	—	4,442	—	—	—	4,442
Other comprehensive income, net of tax	—	—	—	175	—	—	175
Cash dividends declared on common stock ($1.81 per share)	—	—	(5,115)	—	—	—	(5,115)
Treasury stock shares purchased	—	—	—	—	(4,186)	—	(4,186)
Changes in noncontrolling ownership interests	—	(20)	—	—	—	(55)	(75)
Net income attributable to noncontrolling interests	—	—	—	—	—	17	17
Distributions attributable to noncontrolling interests	—	—	—	—	—	(15)	(15)
Share-based compensation plans and other	—	(181)	—	—	914	—	733
Balance December 31, 2015	$1,788	$40,222	$45,348	$(4,148)	$(38,534)	$91	$44,767
The accompanying notes are an integral part of this consolidated financial statement.

Consolidated Statement of Cash Flows
Merck & Co., Inc. and Subsidiaries
Years Ended December 31
($ in millions)

	2015	2014	2013
Cash Flows from Operating Activities
Net income	$4,459	$11,934	$4,517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,375	6,691	6,988
Intangible asset impairment charges	162	1,222	765
Foreign currency devaluation related to Venezuela	876	—	140
Net charge related to the settlement of Vioxx shareholder class action litigation	680	—	—
Gain on divestiture of Merck Consumer Care business	—	(11,209)	—
Gain on AstraZeneca option exercise	—	(741)	—
Loss on extinguishment of debt	—	628	—
Equity income from affiliates	(205)	(257)	(404)
Dividends and distributions from equity method affiliates	50	185	237
Deferred income taxes	(764)	(2,600)	(330)
Share-based compensation	299	278	276
Other	757	(95)	259
Net changes in assets and liabilities:
Accounts receivable	(480)	(554)	436
Inventories	805	79	(365)
Trade accounts payable	(37)	593	522
Accrued and other current liabilities	(8)	1,635	(397)
Income taxes payable	(266)	(21)	(1,421)
Noncurrent liabilities	(277)	190	(132)
Other	(5)	(98)	563
Net Cash Provided by Operating Activities	12,421	7,860	11,654
Cash Flows from Investing Activities
Capital expenditures	(1,283)	(1,317)	(1,548)
Purchases of securities and other investments	(16,681)	(24,944)	(17,991)
Proceeds from sales of securities and other investments	20,413	15,114	16,298
Divestiture of Merck Consumer Care business, net of cash divested	—	13,951	—
Dispositions of other businesses, net of cash divested	316	1,169	46
Proceeds from AstraZeneca option exercise	—	419	—
Acquisition of Cubist Pharmaceuticals, Inc., net of cash acquired	(7,598)	—	—
Acquisition of Idenix Pharmaceuticals, Inc., net of cash acquired	—	(3,700)	—
Acquisitions of other businesses, net of cash acquired	(146)	(181)	(246)
Acquisition of Bayer AG collaboration rights	—	(1,000)	—
Cash inflows from net investment hedges	139	195	350
Other	82	(80)	(57)
Net Cash Used in Investing Activities	(4,758)	(374)	(3,148)
Cash Flows from Financing Activities
Net change in short-term borrowings	(1,540)	(460)	(159)
Payments on debt	(2,906)	(6,617)	(1,775)
Proceeds from issuance of debt	7,938	3,146	6,467
Purchases of treasury stock	(4,186)	(7,703)	(6,516)
Dividends paid to stockholders	(5,117)	(5,170)	(5,157)
Other dividends paid	—	(77)	(120)
Proceeds from exercise of stock options	485	1,560	1,210
Other	56	208	60
Net Cash Used in Financing Activities	(5,270)	(15,113)	(5,990)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1,310)	(553)	(346)
Net Increase (Decrease) in Cash and Cash Equivalents	1,083	(8,180)	2,170
Cash and Cash Equivalents at Beginning of Year	7,441	15,621	13,451
Cash and Cash Equivalents at End of Year	$8,524	$7,441	$15,621
The accompanying notes are an integral part of this consolidated financial statement.

Notes to Consolidated Financial Statements
Merck & Co., Inc. and Subsidiaries
($ in millions except per share amounts)
1.    Nature of Operations
Merck & Co., Inc. (Merck or the Company) is a global health care company that delivers innovative health solutions through its prescription medicines, vaccines, biologic therapies and animal health products, which it markets directly and through its joint ventures. The Company’s operations are principally managed on a products basis and are comprised of four operating segments, the Pharmaceutical, Animal Health, Alliances and Healthcare Services segments. The Pharmaceutical segment is the only reportable segment. The Pharmaceutical segment includes human health pharmaceutical and vaccine products marketed either directly by the Company or through joint ventures. Human health pharmaceutical products consist of therapeutic and preventive agents, generally sold by prescription, for the treatment of human disorders. The Company sells these human health pharmaceutical products primarily to drug wholesalers and retailers, hospitals, government agencies and managed health care providers such as health maintenance organizations, pharmacy benefit managers and other institutions. Vaccine products consist of preventive pediatric, adolescent and adult vaccines, primarily administered at physician offices. The Company sells these human health vaccines primarily to physicians, wholesalers, physician distributors and government entities. The Company also has animal health operations that discover, develop, manufacture and market animal health products, including vaccines, which the Company sells to veterinarians, distributors and animal producers. Merck’s Alliances segment primarily includes results from the Company’s relationship with AstraZeneca LP until the termination of that relationship on June 30, 2014. The Company’s Healthcare Services segment provides services and solutions that focus on engagement, health analytics and clinical services to improve the value of care delivered to patients.
On January 21, 2015, the Company acquired Cubist Pharmaceuticals, Inc. (Cubist) and, on July 31, 2015, Merck acquired cCAM Biotherapeutics Ltd. (cCAM). The results of Cubist’s and cCAM’s businesses have been included in Merck’s financial statements subsequent to their respective acquisition dates (see Note 4). On October 1, 2014, the Company divested its Consumer Care segment that developed, manufactured and marketed over-the-counter, foot care and sun care products see (Note 4).
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
Acquisitions — In a business combination, the acquisition method of accounting requires that the assets acquired and liabilities assumed be recorded as of the date of the acquisition at their respective fair values with limited exceptions. Assets acquired and liabilities assumed in a business combination that arise from contingencies are recognized at fair value if fair value can reasonably be estimated. If the acquisition date fair value of an asset acquired or liability assumed that arises from a contingency cannot be determined, the asset or liability is recognized if probable and reasonably estimable; if these criteria are not met, no asset or liability is recognized. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Accordingly, the Company may be required to value assets at fair value measures that do not reflect the Company’s intended use of those assets. Any excess of the purchase price (consideration transferred) over the estimated fair values of net assets acquired is recorded as goodwill. Transaction costs and costs to restructure the acquired company are expensed as incurred. The operating results of the acquired business are reflected in the Company’s consolidated financial statements after the date of the acquisition. If the Company determines the assets acquired do not meet the definition of a business under the acquisition method of accounting, the transaction will be accounted for as an acquisition of assets rather than a business combination and, therefore, no goodwill will be recorded.
Foreign Currency Translation — The net assets of international subsidiaries where the local currencies have been determined to be the functional currencies are translated into U.S. dollars using current exchange rates. The U.S. dollar effects that arise from translating the net assets of these subsidiaries at changing rates are recorded in the foreign currency translation account, which is included in Accumulated other comprehensive income (loss) (AOCI) and reflected as a separate component of equity. For those subsidiaries that operate in highly inflationary economies and for those subsidiaries where the U.S. dollar has been determined to be the functional currency, non-monetary foreign currency assets and liabilities are translated using historical rates, while monetary assets and liabilities are translated at current rates, with the U.S. dollar effects of rate changes included in Other (income) expense, net.
Cash Equivalents — Cash equivalents are comprised of certain highly liquid investments with original maturities of less than three months.
Inventories — Inventories are valued at the lower of cost or market. The cost of a substantial majority of domestic pharmaceutical and vaccine inventories is determined using the last-in, first-out (LIFO) method for both financial reporting and tax purposes. The cost of all other inventories is determined using the first-in, first-out (FIFO) method. Inventories consist of currently marketed products, as well as certain inventories produced in preparation for product launches that are considered to have a high probability of regulatory approval. In evaluating the recoverability of inventories produced in preparation for product launches, the Company considers the likelihood that revenue will be obtained from the future sale of the related inventory together with the status of the product within the regulatory approval process.
Investments — Investments in marketable debt and equity securities classified as available-for-sale are reported at fair value. Fair values of the Company’s investments are determined using quoted market prices in active markets for identical assets or liabilities or quoted prices for similar assets or liabilities or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Changes in fair value that are considered temporary are reported net of tax in Other Comprehensive Income (OCI). For declines in the fair value of equity securities that are considered other-than-temporary, impairment losses are charged to Other (income) expense, net. The Company considers available evidence in evaluating potential impairments of its investments, including the duration and extent to which fair value is less than cost and, for equity securities, the Company’s ability and intent to hold the investments. For debt securities, an other-than-temporary impairment has occurred if the Company does not expect to recover the entire amortized cost basis of the debt security. If the Company does not intend to sell the impaired debt security, and it is not more likely than not it will be required to sell the debt security before the recovery of its amortized cost basis, the amount of the other-than-temporary impairment recognized in earnings, recorded in Other (income) expense, net, is limited to the portion attributed to credit loss. The remaining portion of the other-than-temporary impairment related to other factors is recognized in OCI. Realized gains and losses for both debt and equity securities are included in Other (income) expense, net.
Revenue Recognition — Revenues from sales of products are recognized when title and risk of loss passes to the customer, typically upon delivery. Recognition of revenue also requires reasonable assurance of collection of sales proceeds and completion of all performance obligations. Domestically, sales discounts are issued to customers as direct discounts at the point-of-sale, indirectly through an intermediary wholesaler, known as chargebacks, or indirectly in the form of rebates. Additionally, sales are generally made with a limited right of return under certain conditions. Revenues are recorded net of provisions for sales discounts and returns, which are established at the time of sale. In addition, revenues are recorded net of time value of money discounts if collection of accounts receivable is expected to be in excess of one year. Accruals for chargebacks are reflected as a direct reduction to accounts receivable and accruals for rebates are recorded as current liabilities. The accrued balances relative to the provisions for chargebacks and rebates included in Accounts receivable and Accrued and other current liabilities were $145 million and $2.7 billion, respectively, at December 31, 2015 and $112 million and $2.0 billion, respectively, at December 31, 2014.
The Company recognizes revenue from the sales of vaccines to the Federal government for placement into vaccine stockpiles in accordance with Securities and Exchange Commission (SEC) Interpretation, Commission

Guidance Regarding Accounting for Sales of Vaccines and BioTerror Countermeasures to the Federal Government for Placement into the Pediatric Vaccine Stockpile or the Strategic National Stockpile.
Depreciation — Depreciation is provided over the estimated useful lives of the assets, principally using the straight-line method. For tax purposes, accelerated tax methods are used. The estimated useful lives primarily range from 25 to 45 years for Buildings, and from 3 to 15 years for Machinery, equipment and office furnishings. Depreciation expense was $1.6 billion in 2015, $2.5 billion in 2014 and $2.2 billion in 2013.
Advertising and Promotion Costs — Advertising and promotion costs are expensed as incurred. The Company recorded advertising and promotion expenses of $2.1 billion, $2.3 billion and $2.5 billion in 2015, 2014 and 2013, respectively.
Software Capitalization — The Company capitalizes certain costs incurred in connection with obtaining or developing internal-use software including external direct costs of material and services, and payroll costs for employees directly involved with the software development. Capitalized software costs are included in Property, plant and equipment and amortized beginning when the software project is substantially complete and the asset is ready for its intended use. Capitalized software costs associated with projects that are being amortized over 6 to 10 years (including the Company’s on-going multi-year implementation of an enterprise-wide resource planning system) were $421 million and $505 million, net of accumulated amortization at December 31, 2015 and 2014, respectively. All other capitalized software costs are being amortized over periods ranging from 3 to 5 years. Costs incurred during the preliminary project stage and post-implementation stage, as well as maintenance and training costs, are expensed as incurred.
Goodwill — Goodwill represents the excess of the consideration transferred over the fair value of net assets of businesses acquired. Goodwill is assigned to reporting units and evaluated for impairment on at least an annual basis, or more frequently if impairment indicators exist, by first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company concludes it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative fair value test is performed.
Acquired Intangibles — Acquired intangibles include products and product rights, tradenames and patents, which are recorded at fair value, assigned an estimated useful life, and are amortized primarily on a straight-line basis over their estimated useful lives ranging from 1 to 20 years (see Note 7). The Company periodically evaluates whether current facts or circumstances indicate that the carrying values of its acquired intangibles may not be recoverable. If such circumstances are determined to exist, an estimate of the undiscounted future cash flows of these assets, or appropriate asset groupings, is compared to the carrying value to determine whether an impairment exists. If the asset is determined to be impaired, the loss is measured based on the difference between the carrying value of the intangible asset and its fair value, which is determined based on the net present value of estimated future cash flows.
Acquired In-Process Research and Development — Acquired in-process research and development (IPR&D) that the Company acquires through business combinations represents the fair value assigned to incomplete research projects which, at the time of acquisition, have not reached technological feasibility. The amounts are capitalized and are accounted for as indefinite-lived intangible assets, subject to impairment testing until completion or abandonment of the projects. Upon successful completion of each project, Merck will make a determination as to the then useful life of the intangible asset, generally determined by the period in which the substantial majority of the cash flows are expected to be generated, and begin amortization. The Company tests IPR&D for impairment at least annually, or more frequently if impairment indicators exist, by first assessing qualitative factors to determine whether it is more likely than not that the fair value of the IPR&D intangible asset is less than its carrying amount. If the Company concludes it is more likely than not that the fair value is less than the carrying amount, a quantitative test that compares the fair value of the IPR&D intangible asset with its carrying value is performed. If the fair value is less than the carrying amount, an impairment loss is recognized in operating results.
Contingent Consideration — Certain of the Company’s business acquisitions involve the potential for future payment of consideration that is contingent upon the achievement of performance milestones, including product development milestones and royalty payments on future product sales. The fair value of contingent consideration liabilities is determined at the acquisition date using unobservable inputs. These inputs include the estimated amount and timing of projected cash flows, the probability of success (achievement of the contingent event) and the risk-

adjusted discount rate used to present value the probability-weighted cash flows. Subsequent to the acquisition date, at each reporting period, the contingent consideration liability is remeasured at current fair value with changes (either expense or income) recorded in earnings. Changes in any of the inputs may result in a significantly different fair value adjustment.
Research and Development — Research and development is expensed as incurred. Upfront and milestone payments due to third parties in connection with research and development collaborations prior to regulatory approval are expensed as incurred. Payments due to third parties upon or subsequent to regulatory approval are capitalized and amortized over the shorter of the remaining license or product patent life. Amounts due from collaborative partners related to development activities are generally reflected as a reduction of research and development expenses when the specific milestone has been achieved. Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made. Research and development expenses include restructuring costs and IPR&D impairment charges in all periods. In addition, research and development expenses include expense or income related to changes in the estimated fair value measurement of liabilities for contingent consideration.
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
Use of Estimates — The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (GAAP) and, accordingly, include certain amounts that are based on management’s best estimates and judgments. Estimates are used when accounting for amounts recorded in connection with acquisitions, including initial fair value determinations of assets and liabilities, primarily IPR&D, other intangible assets and contingent consideration, as well as subsequent fair value measurements. Additionally, estimates are used in determining such items as provisions for sales discounts and returns, depreciable and amortizable lives, recoverability of inventories, including those produced in preparation for product launches, amounts recorded for contingencies, environmental liabilities and other reserves, pension and other postretirement benefit plan assumptions, share-based compensation assumptions, restructuring costs, impairments of long-lived assets (including intangible assets and goodwill) and investments, and taxes on income. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.
Reclassifications — Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Recently Adopted Accounting Standards — In November 2015, the Financial Accounting Standards Board (FASB) issued accounting guidance on the balance sheet classification of deferred taxes as part of its simplification initiative aimed at reducing complexity in accounting standards. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The Company elected to early adopt the new guidance in the fourth quarter of 2015 (see Note 15).
Recently Issued Accounting Standards — In May 2014, the FASB issued amended accounting guidance on revenue recognition that will be applied to all contracts with customers. The objective of the new guidance is to improve comparability of revenue recognition practices across entities and to provide more useful information to users of financial statements through improved disclosure requirements. In August 2015, the FASB approved a one-year deferral of the effective date making this guidance effective for interim and annual periods beginning in 2018. Reporting entities may choose to adopt the standard as of the original effective date. The Company is currently assessing the impact of adoption on its consolidated financial statements.
In April 2015, the FASB issued accounting guidance which requires debt issuance costs to be presented as a direct deduction from the carrying amount of that debt on the balance sheet as opposed to being presented as a deferred charge. The new guidance is effective for interim and annual periods beginning in 2016. As of December 31, 2015, the Company had debt issuance costs recorded as deferred charges of approximately $100 million.
In January 2016, the FASB issued revised guidance for the accounting and reporting of financial instruments. The new guidance requires that equity investments with readily determinable fair values currently classified as available for sale be measured at fair value with changes in fair value recognized in net income. The new guidance also simplifies the impairment testing of equity investments without readily determinable fair values and changes certain disclosure requirements. This guidance is effective for interim and annual periods beginning in 2018. Early adoption is not permitted. The Company is currently assessing the impact of adoption on its consolidated financial statements.
3.    Restructuring
2013 Restructuring Program
In 2013, the Company initiated actions under a global restructuring program (the 2013 Restructuring Program) as part of a global initiative to sharpen its commercial and research and development focus. The actions under this program primarily include the elimination of positions in sales, administrative and headquarters organizations, as well as research and development. Additionally, these actions include the reduction of the Company’s global real estate footprint and improvements in the efficiency of its manufacturing and supply network. The Company recorded total pretax costs of $527 million in 2015 and $1.2 billion in both 2014 and 2013 related to this restructuring program. Since inception of the 2013 Restructuring Program through December 31, 2015, Merck has recorded total pretax accumulated costs of approximately $3.0 billion and eliminated approximately 8,630 positions comprised of employee separations, as well as the elimination of contractors and vacant positions. The actions under the 2013 Restructuring Program were substantially completed by the end of 2015. Accordingly, as of January 1, 2016, the remaining accrued liability for future separations under the 2013 Restructuring Program was combined with the remaining accrued liability for the Merger Restructuring Program (see below) and any remaining activities under both programs will be accounted for in the aggregate prospectively.

Merger Restructuring Program
In 2010, subsequent to the Merck and Schering-Plough Corporation (Schering-Plough) merger, the Company commenced actions under a global restructuring program (the Merger Restructuring Program) designed to streamline the cost structure of the combined company. Further actions under this program were initiated in 2011. The actions under this program primarily include the elimination of positions in sales, administrative and headquarters organizations, as well as the sale or closure of certain manufacturing and research and development sites and the consolidation of office facilities.

The Company recorded total pretax costs of $583 million in 2015, $730 million in 2014 and $1.1 billion in 2013 related to this restructuring program. Since inception of the Merger Restructuring Program through December 31, 2015, Merck has recorded total pretax accumulated costs of approximately $8.5 billion and eliminated approximately 29,645 positions comprised of employee separations, as well as the elimination of contractors and vacant positions. The non-facility related restructuring actions under the Merger Restructuring Program are substantially complete. Accordingly, as noted above, as of January 1, 2016, the remaining accrued liability for future separations under the 2013 Restructuring Program was combined with the remaining accrued liability for the Merger Restructuring Program and any remaining activities under both programs, which primarily relate to ongoing facility rationalizations, will be accounted for in the aggregate prospectively. The Company expects to complete such actions by the end of 2017 and incur approximately $1.5 billion of additional pretax costs.
The Company estimates that approximately two-thirds of the cumulative pretax costs relate to cash outlays, primarily related to employee separation expense. Approximately one-third of the cumulative pretax costs are non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested.
On October 1, 2013, the Company sold its active pharmaceutical ingredient (API) manufacturing business, including the related manufacturing facility, in the Netherlands to Aspen Holdings (Aspen) as part of planned manufacturing facility rationalizations under the Merger Restructuring Program. In connection with the sale, Aspen acquired certain branded products from Merck, which transferred to Aspen effective December 31, 2013. Consideration for the transaction included cash of $705 million and notes receivable with a present value of $198 million at the time of disposition. Of the cash portion of the consideration, the Company received $172 million in the fourth quarter of 2013. The remaining $533 million was received by the Company in January 2014.

2008 Restructuring Program
In 2008, Merck announced a global restructuring program (the 2008 Restructuring Program) to reduce its cost structure, increase efficiency, and enhance competitiveness. Pretax costs of $54 million were recorded in 2013 related to the 2008 Restructuring Program.
For segment reporting, restructuring charges are unallocated expenses.

The following table summarizes the charges related to restructuring program activities by type of cost:

Year Ended December 31, 2015	Separation Costs	Accelerated Depreciation	Other	Total
2013 Restructuring Program
Materials and production	$—	$41	$2	$43
Marketing and administrative	—	52	18	70
Research and development	—	36	15	51
Restructuring costs	199	—	164	363
	199	129	199	527
Merger Restructuring Program
Materials and production	—	37	281	318
Marketing and administrative	—	7	1	8
Research and development	—	1	—	1
Restructuring costs	9	—	247	256
	9	45	529	583
	$208	$174	$728	$1,110
Year Ended December 31, 2014
2013 Restructuring Program
Materials and production	$—	$204	$23	$227
Marketing and administrative	—	142	3	145
Research and development	—	273	9	282
Restructuring costs	566	—	28	594
	566	619	63	1,248
Merger Restructuring Program
Materials and production	—	225	30	255
Marketing and administrative	—	56	(1)	55
Research and development	—	—	1	1
Restructuring costs	108	—	311	419
	108	281	341	730
	$674	$900	$404	$1,978
Year Ended December 31, 2013
2013 Restructuring Program
Materials and production	$—	$186	$7	$193
Marketing and administrative	—	72	3	75
Research and development	—	76	(1)	75
Restructuring costs	866	—	32	898
	866	334	41	1,241
Merger Restructuring Program
Materials and production	—	151	98	249
Marketing and administrative	—	63	3	66
Research and development	—	27	(1)	26
Restructuring costs	481	—	284	765
	481	241	384	1,106
2008 Restructuring Program
Materials and production	—	(2)	6	4
Marketing and administrative	—	4	—	4
Restructuring costs	34	—	12	46
	34	2	18	54
	$1,381	$577	$443	$2,401
Separation costs are associated with actual headcount reductions, as well as those headcount reductions which were probable and could be reasonably estimated. Positions eliminated under the 2013 Restructuring Program were approximately 2,535 in 2015, 4,555 in 2014 and 1,540 in 2013. Positions eliminated under the Merger Restructuring Program were approximately 1,235 in 2015, 1,530 in 2014 and 4,475 in 2013. These position eliminations were comprised of actual headcount reductions and the elimination of contractors and vacant positions.
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
Other activity in 2015, 2014 and 2013 includes $550 million, $240 million and $259 million, respectively, of asset abandonment, shut-down and other related costs. Additionally, other activity includes certain employee-related costs associated with pension and other postretirement benefit plans (see Note 13) and share-based compensation. Other activity also reflects net pretax losses resulting from sales of facilities and related assets of $117 million in 2015, $133 million in 2014 and $64 million in 2013 (primarily reflecting a loss on the transaction with Aspen discussed above).
Adjustments to previously recorded amounts were not material in any period.
The following table summarizes the charges and spending relating to restructuring activities by program:

	Separation Costs	Accelerated Depreciation	Other	Total
2013 Restructuring Program
Restructuring reserves January 1, 2014	$745	$—	$23	$768
Expenses	566	619	63	1,248
(Payments) receipts, net	(816)	—	(124)	(940)
Non-cash activity	—	(619)	52	(567)
Restructuring reserves December 31, 2014	495	—	14	509
Expenses	199	129	199	527
(Payments) receipts, net	(425)	—	(212)	(637)
Non-cash activity	—	(129)	1	(128)
Restructuring reserves December 31, 2015 (1)	$269	$—	$2	$271
Merger Restructuring Program
Restructuring reserves January 1, 2014	$725	$—	$12	$737
Expenses	108	281	341	730
(Payments) receipts, net	(297)	—	(232)	(529)
Non-cash activity	—	(281)	(115)	(396)
Restructuring reserves December 31, 2014	536	—	6	542
Expenses	9	45	529	583
(Payments) receipts, net	(222)	—	(223)	(445)
Non-cash activity	—	(45)	(261)	(306)
Restructuring reserves December 31, 2015 (1)	$323	$—	$51	$374

(1)
The non-facility related cash outlays associated with both the 2013 Restructuring Program and the Merger Restructuring Program were substantially completed by the end of 2015; the remaining cash outlays are expected to be substantially completed by the end of 2017.

4.    Acquisitions, Divestitures, Research Collaborations and License Agreements
The Company continues its strategy of establishing external alliances to complement its internal research capabilities, including research collaborations, licensing preclinical and clinical compounds to drive both near- and long-term growth. The Company supplements its internal research with a licensing and external alliance strategy focused on the entire spectrum of collaborations from early research to late-stage compounds, as well as access to new technologies. These arrangements often include upfront payments, as well as expense reimbursements or payments to the third party, and milestone, royalty or profit share payments, contingent upon the occurrence of certain future events linked to the success of the asset in development. The Company also reviews its pipeline to examine candidates which may provide more value through out-licensing and, as part of its portfolio assessment process, may also divest certain products.

Acquisition of Cubist Pharmaceuticals, Inc.
In January 2015, Merck acquired Cubist, a leader in the development of therapies to treat serious infections caused by a broad range of bacteria. The acquisition complements Merck’s existing hospital acute care business. Total consideration transferred of $8.3 billion includes cash paid for outstanding Cubist shares of $7.8 billion, as well as share-based compensation payments to settle equity awards attributable to precombination service and cash paid for transaction costs on behalf of Cubist. Share-based compensation payments to settle non-vested equity awards attributable to postcombination service were recognized as transaction expense in 2015. In addition, the Company assumed all of the outstanding convertible debt of Cubist, which had a fair value of approximately $1.9 billion at the acquisition date. Merck redeemed this debt in February 2015. The transaction was accounted for as an acquisition of a business; accordingly, the assets acquired and liabilities assumed were recorded at their respective fair values as of the acquisition date.
The fair value of assets acquired and liabilities assumed from Cubist is as follows:

Cash and cash equivalents	$733
Accounts receivable	123
Inventories	216
Other current assets	55
Property, plant and equipment	151
Identifiable intangible assets:
Products and product rights (11 year weighted-average useful life)	6,923
IPR&D	50
Other noncurrent assets	184
Current liabilities (1)	(233)
Deferred income tax liabilities	(2,519)
Long-term debt	(1,900)
Other noncurrent liabilities (1)	(122)
Total identifiable net assets	3,661
Goodwill (2)	4,670
Consideration transferred	$8,331

(1)	Included in current liabilities and other noncurrent liabilities is contingent consideration of $73 million and $50 million, respectively.

(2)
The goodwill recognized is largely attributable to anticipated synergies expected to arise after the acquisition and was allocated to the Pharmaceutical segment. The goodwill is not deductible for tax purposes.

The estimated fair values of identifiable intangible assets related to currently marketed products were determined using an income approach through which fair value is estimated based on market participant expectations of each asset’s discounted projected net cash flows. The Company’s estimates of projected net cash flows considered historical and projected pricing, margins and expense levels; the performance of competing products where applicable; relevant industry and therapeutic area growth drivers and factors; current and expected trends in technology and product life cycles; the extent and timing of potential new product introductions by the Company’s competitors; and the life of each asset’s underlying patent. The net cash flows were then probability-adjusted where appropriate to consider the uncertainties associated with the underlying assumptions, as well as the risk profile of the net cash flows utilized in the valuation. The probability-adjusted future net cash flows of each product were then discounted to present value utilizing a discount rate of 8%. Actual cash flows are likely to be different than those assumed. The most significant intangible assets relate to Zerbaxa, Cubicin and Sivextro (see Note 7).
The Company recorded the fair value of incomplete research project surotomycin (MK-4261) which, at the time of acquisition, had not reached technological feasibility and had no alternative future use. The amount was capitalized and accounted for as an indefinite-lived intangible asset, subject to impairment testing until completion or abandonment of the project. The fair value of surotomycin was determined by using an income approach, through which fair value is estimated based on the asset’s probability-adjusted future net cash flows, which reflects the stage of development of the project and the associated probability of successful completion. The net cash flows were then discounted to present value using a discount rate of 9%. During the second quarter of 2015, the Company received unfavorable efficacy data from a clinical trial for surotomycin. The evaluation of this data, combined with an assessment of the commercial opportunity for surotomycin, resulted in the discontinuation of the program and an IPR&D impairment charge (see Note 7).
In connection with the Cubist acquisition, liabilities were recorded for potential future consideration that is contingent upon the achievement of future sales-based milestones. The fair value of contingent consideration liabilities was determined at the acquisition date using unobservable inputs. These inputs include the estimated amount and timing of projected cash flows, the probability of success (achievement of the contingent event) and a risk-adjusted discount rate of 8% used to present value the probability-weighted cash flows. Changes in the inputs could result in a different fair value measurement.
This transaction closed on January 21, 2015; accordingly, the results of operations of the acquired business have been included in the Company’s results of operations beginning after that date. Cubist contributed sales of $1.3 billion in 2015 to Merck’s revenues. The Company is no longer able to provide the results of operations attributable to Cubist during 2015 as the operations of Cubist have been largely integrated. During 2015, the Company incurred $324 million of transaction costs directly related to the acquisition of Cubist including share-based compensation costs, severance costs and legal and advisory fees which are reflected in Marketing and administrative expenses.
The following unaudited supplemental pro forma data presents consolidated information as if the acquisition of Cubist had been completed on January 1, 2014:

Years Ended December 31	2015	2014
Sales	$39,584	$43,437
Net income attributable to Merck & Co., Inc.	4,640	10,887
Basic earnings per common share attributable to Merck & Co., Inc. common shareholders	1.65	3.76
Earnings per common share assuming dilution attributable to Merck & Co., Inc. common shareholders	1.63	3.72
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
Other transactions
In December 2015, the Company divested its remaining ophthalmics portfolio in international markets to Mundipharma Ophthalmology Products Limited. Merck received consideration of approximately $170 million and recognized a gain of $147 million recorded in Other (income) expense, net in 2015.
In July 2015, Merck acquired cCAM, a privately held biopharmaceutical company focused on the discovery and development of novel cancer immunotherapies. The acquisition provides Merck with cCAM’s lead pipeline candidate, CM-24, a novel monoclonal antibody targeting the immune checkpoint protein CEACAM1 that is being evaluated in a Phase 1 study for the treatment of advanced or recurrent malignancies, including melanoma, non-small-cell lung, bladder, gastric, colorectal, and ovarian cancers. Total purchase consideration in the transaction of $201 million included an upfront payment of $96 million in cash and future additional payments of up to $510 million associated with the attainment of certain clinical development, regulatory and commercial milestones, which the Company determined had a fair value of $105 million at the acquisition date. The transaction was accounted for as an acquisition of a business; accordingly, the assets acquired and liabilities assumed were recorded at their respective fair values as of the acquisition date. Merck recognized an intangible asset for IPR&D of $180 million and other net assets of $7 million. The excess of the consideration transferred over the fair value of net assets acquired of $14 million was recorded as goodwill that was allocated to the Pharmaceutical segment and is not deductible for tax purposes. The fair value of the identifiable intangible asset related to IPR&D was determined using an income approach. The asset’s probability-adjusted future net cash flows were then discounted to present value using a discount rate of 10.5%. The fair value of the contingent consideration was determined utilizing a probability-weighted estimated cash flow stream adjusted for the expected timing of each payment also utilizing a discount rate of 10.5%. Actual cash flows are likely to be different than those assumed. This transaction closed on July 31, 2015; accordingly, the results of operations of the acquired business have been included in the Company’s results of operations beginning after that date. Pro forma financial information has not been included because cCAM’s historical financial results are not significant when compared with the Company’s financial results.
Also in July 2015, Merck and Allergan plc (Allergan) entered into an agreement pursuant to which Allergan acquired the exclusive worldwide rights to MK-1602 and MK-8031, Merck’s investigational small molecule oral calcitonin gene-related peptide (CGRP) receptor antagonists, which are being developed for the treatment and prevention of migraine. Under the terms of the agreement, Allergan acquired these rights for upfront payments of $250 million, $125 million of which was paid in August 2015 upon closing of the transaction and $125 million of which is payable in April of 2016. Merck will additionally be entitled to receive potential development and commercial milestone payments and tiered double-digit royalties based on commercialization of the programs. Allergan will be fully responsible for development of the CGRP programs, as well as manufacturing and commercialization upon approval and launch of the products. The Company recorded a gain of $250 million within Other (income) expense, net in 2015 related to the transaction.
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
In December 2014, Merck acquired OncoEthix, a privately held biotechnology company specializing in oncology drug development. Total purchase consideration in the transaction of $153 million included an upfront cash payment of $110 million and future additional milestone payments of up to $265 million that are contingent upon certain clinical and regulatory milestones being achieved, which the Company determined had a fair value of $43 million at the acquisition date. The transaction was accounted for as an acquisition of a business; accordingly, the assets acquired and liabilities assumed were recorded at their respective fair values as of the acquisition date. Merck recognized an intangible asset for IPR&D of $143 million related to MK-8628 (formerly OTX015), an investigational, novel oral BET (bromodomain) inhibitor currently in Phase 2 studies for the treatment of hematological malignancies and advanced solid tumors, as well as a liability for contingent consideration of $43 million and other net assets of $10 million. The fair value of the identifiable intangible asset related to IPR&D was determined using an income approach. The asset’s probability-adjusted future net cash flows were then discounted to present value using a discount rate of 11.5%. The fair value of the contingent consideration was determined utilizing a probability-weighted estimated cash flow stream adjusted for the expected timing of each payment also utilizing a discount rate of 11.5%. Actual cash flows are likely to be different than those assumed. This transaction closed on December 18, 2014; accordingly, the results of operations of the acquired business have been included in the Company’s results of operations beginning after that date. Pro forma financial information has not been included because OncoEthix’s historical financial results are not significant when compared with the Company’s financial results.
On October 1, 2014, the Company completed the sale of its Merck Consumer Care (MCC) business to Bayer AG (Bayer) for $14.2 billion ($14.0 billion net of cash divested), less customary closing adjustments as well as certain contingent amounts held back that were payable upon the manufacturing site transfer in Canada and regulatory approval in Korea. Under the terms of the agreement, Bayer acquired Merck’s existing over-the-counter business, including the global trademark and prescription rights for Claritin and Afrin. The Company recognized a pretax gain from the sale of MCC of $11.2 billion in 2014.
Also on October 1, 2014, the Company entered into a worldwide clinical development collaboration with Bayer to market and develop its portfolio of soluble guanylate cyclase (sGC) modulators. This includes Bayer’s Adempas (riociguat), the first member of this novel class of compounds. Adempas is approved to treat pulmonary arterial hypertension (PAH) and is approved for patients with chronic thromboembolic pulmonary hypertension (CTEPH). Adempas is marketed in the United States and Europe for both PAH and CTEPH and in Japan for CTEPH. The two companies will equally share costs and profits from the collaboration and implement a joint development and commercialization strategy. The collaboration also includes clinical development of Bayer’s vericiguat, which is currently in Phase 2 trials for worsening heart failure, as well as opt-in rights for other early-stage sGC compounds in development at Bayer. Merck will in turn make available its early-stage sGC compounds under similar terms. In return for these broad collaboration rights, Merck made an upfront payment to Bayer of $1.0 billion with the potential for additional milestone payments of up to $1.1 billion upon the achievement of agreed-upon sales goals. For Adempas, Bayer will continue to lead commercialization in the Americas, while Merck will lead commercialization in the rest of the world. For vericiguat and other potential opt-in products, Bayer will lead in the rest of world and Merck will lead in the Americas. For all products and candidates included in the agreement, both companies will share in development costs and profits on sales and will have the right to co-promote in territories where they are not the lead. The Company determined that Merck’s payment to access Bayer’s compounds constituted an acquisition of an asset. Of the $1.0 billion consideration paid by Merck, $915 million of fair value related to Adempas and was capitalized as an intangible asset subject to amortization over its estimated useful life of 12 years, and the remaining $85 million of fair value related to the vericiguat compound in clinical development and was expensed within Research and development expenses. The fair values of Adempas and vericiguat were determined using an income approach, through which fair value is estimated based upon probability-adjusted future net cash flows, and for vericiguat also for the stage of development of the project and the associated probability of successful completion. The net cash flows were then discounted to present value using a discount rate of 10.0% for Adempas and 10.5% for vericiguat. Future sales based milestones will be accrued when probable of being achieved; the related intangible asset will be recognized and amortized to Materials and production costs over its applicable useful life. The Company and Bayer each have the right to terminate the agreement for cause on a product-by-product basis for all products being developed and commercialized under the agreement (other than Adempas for which Bayer has no termination rights) in the event of the other party’s material, uncured breach related to any such product.
In September 2014, Merck and Sun Pharmaceutical Industries Ltd. (Sun Pharma) entered into an exclusive worldwide licensing agreement for Merck’s investigational therapeutic antibody candidate, MK-3222, tildrakizumab, for the treatment of chronic plaque psoriasis, a skin ailment. Under terms of the agreement, Sun Pharma acquired worldwide rights to tildrakizumab for use in all human indications from Merck in exchange for an upfront payment of $80 million. Merck will continue all clinical development and regulatory activities, which will be funded by Sun Pharma. Upon product approval, Sun Pharma will be responsible for regulatory activities, including subsequent submissions, pharmacovigilance, post approval studies, manufacturing and commercialization of the approved product. Merck is also eligible to receive future payments associated with regulatory (including product approval) and sales milestones, as well as tiered royalties ranging from mid-single digit through teen percentage rates on sales. Merck recorded a loss of $47 million in 2014 on the transaction included in Other (income) expense, net.
In August 2014, Merck completed the acquisition of Idenix Pharmaceuticals, Inc. (Idenix) for approximately $3.9 billion in cash ($3.7 billion net of cash acquired). Idenix was a biopharmaceutical company engaged in the discovery and development of medicines for the treatment of human viral diseases, whose primary focus was on the development of next-generation oral antiviral therapeutics to treat hepatitis C virus (HCV) infection. The transaction was accounted for as an acquisition of a business; accordingly, the assets acquired and liabilities assumed were recorded at their respective fair values as of the acquisition date. Merck recognized an intangible asset for IPR&D of $3.2 billion related to MK-3682 (formerly IDX21437), net deferred tax liabilities of $951 million and other net liabilities of $12 million. MK-3682 is a nucleotide prodrug in Phase 2 clinical development being evaluated for potential inclusion in the development of all oral, pan-genotypic fixed-dose combination regimens. The excess of the consideration transferred over the fair value of net assets acquired of $1.5 billion was recorded as goodwill that was allocated to the Pharmaceutical segment and is not deductible for tax purposes. The fair value of the identifiable intangible asset related to IPR&D was determined using an income approach. The asset’s probability-adjusted future net cash flows were then discounted to present value using a discount rate of 11.5%. Actual cash flows are likely to be different than those assumed. This transaction closed on August 5, 2014; accordingly, the results of operations of the acquired business have been included in the Company’s results of operations beginning after that date. Pro forma financial information has not been included because Idenix’s historical financial results are not significant when compared with the Company’s financial results.
In May 2014, Merck entered into an agreement to sell certain ophthalmic products to Santen Pharmaceutical Co., Ltd. (Santen) in Japan and markets in Europe and Asia Pacific. The agreement provided for upfront payments from Santen and additional payments based on defined sales milestones. Santen will also purchase supply of ophthalmology products covered by the agreement for a two- to five-year period. The transaction closed in most markets on July 1, 2014 and in the remaining markets on October 1, 2014. The Company received $565 million of upfront payments from Santen, net of certain adjustments, and recognized gains of $480 million on the transactions in 2014 included in Other (income) expense, net.
In March 2014, Merck divested its Sirna Therapeutics, Inc. (Sirna) subsidiary to Alnylam Pharmaceuticals, Inc. (Alnylam) for consideration of $25 million and 2,520,044 shares of Alnylam common stock. Merck is eligible to receive future payments associated with the achievement of certain regulatory and commercial milestones, as well as royalties on future sales. Merck recorded a gain of $204 million in Other (income) expense, net in 2014 related to this transaction. The excess of Merck’s tax basis in its investment in Sirna over the value received resulted in an approximate $300 million tax benefit recorded in 2014.
In January 2014, Merck sold the U.S. marketing rights to Saphris, an antipsychotic indicated for the treatment of schizophrenia and bipolar I disorder in adults to Forest Laboratories, Inc. (Forest). Under the terms of the agreement, Forest made upfront payments of $232 million, which were recorded in Sales in 2014, and will make additional payments to Merck based on defined sales milestones. In addition, as part of this transaction, Merck agreed to supply product to Forest (subsequently acquired by Allergan) until patent expiry.
In February 2013, Merck and Supera Farma Laboratorios S.A. (Supera), a Brazilian pharmaceutical company co-owned by Cristália and Eurofarma, established a joint venture that markets, distributes and sells a portfolio of pharmaceutical and branded generic products from Merck, Cristália and Eurofarma in Brazil. Merck owns 51% of the joint venture, and Cristália and Eurofarma collectively own 49%. The transaction was accounted for as an acquisition of a business; accordingly, the assets acquired and liabilities assumed were recorded at their respective fair values. This resulted in Merck recognizing intangible assets for currently marketed products of $89 million, IPR&D of $100 million, goodwill of $103 million, and deferred tax liabilities of $64 million. The Company also recorded increases to Noncontrolling interests and Other paid-in capital in the amounts of $112 million and $116 million, respectively. This transaction closed on February 1, 2013; accordingly, the results of operations of the acquired business have been included in the Company’s results of operations beginning after that date. The Company has recorded certain intangible asset impairments charges related to the Supera joint venture (see Note 7).
Remicade/Simponi
In 1998, a subsidiary of Schering-Plough entered into a licensing agreement with Centocor Ortho Biotech Inc. (Centocor), a Johnson & Johnson (J&J) company, to market Remicade, which is prescribed for the treatment of inflammatory diseases. In 2005, Schering-Plough’s subsidiary exercised an option under its contract with Centocor for license rights to develop and commercialize Simponi, a fully human monoclonal antibody. The Company has marketing rights to both products throughout Europe, Russia and Turkey. In 2007, Schering-Plough and Centocor revised their distribution agreement regarding the development, commercialization and distribution of both Remicade and Simponi, extending the Company’s rights to exclusively market Remicade to match the duration of the Company’s exclusive marketing rights for Simponi. In addition, Schering-Plough and Centocor agreed to share certain development costs relating to Simponi’s auto-injector delivery system. In 2009, the European Commission approved Simponi as a treatment for rheumatoid arthritis and other immune system disorders in two presentations — a novel auto-injector and a prefilled syringe. As a result, the Company’s marketing rights for both products extend for 15 years from the first commercial sale of Simponi in the European Union (EU) following the receipt of pricing and reimbursement approval within the EU. Remicade lost market exclusivity in major European markets in February 2015 and the Company no longer has market exclusivity in any of its marketing territories. The Company continues to have market exclusivity for Simponi in all of its marketing territories. All profits derived from Merck’s distribution of the two products in these countries are equally divided between Merck and J&J.
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
The primary objective of the revenue hedging program is to reduce the potential for longer-term unfavorable changes in foreign exchange rates to decrease the U.S. dollar value of future cash flows derived from foreign currency denominated sales, primarily the euro and Japanese yen. To achieve this objective, the Company will hedge a portion of its forecasted foreign currency denominated third-party and intercompany distributor entity sales that are expected to occur over its planning cycle, typically no more than three years into the future. The Company will layer in hedges over time, increasing the portion of third-party and intercompany distributor entity sales hedged as it gets closer to the expected date of the forecasted foreign currency denominated sales. The portion of sales hedged is based on assessments of cost-benefit profiles that consider natural offsetting exposures, revenue and exchange rate volatilities and correlations, and the cost of hedging instruments. The hedged anticipated sales are a specified component of a portfolio of similarly denominated foreign currency-based sales transactions, each of which responds to the hedged currency risk in the same manner. The Company manages its anticipated transaction exposure principally with purchased local currency put options, which provide the Company with a right, but not an obligation, to sell foreign currencies in the future at a predetermined price. If the U.S. dollar strengthens relative to the currency of the hedged anticipated sales, total changes in the options’ cash flows offset the decline in the expected future U.S. dollar equivalent cash flows of the hedged foreign currency sales. Conversely, if the U.S. dollar weakens, the options’ value reduces to zero, but the Company benefits from the increase in the U.S. dollar equivalent value of the anticipated foreign currency cash flows.
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
The primary objective of the balance sheet risk management program is to mitigate the exposure of net monetary assets that are denominated in a currency other than a subsidiary’s functional currency from the effects of volatility in foreign exchange. In these instances, Merck principally utilizes forward exchange contracts, which enable the Company to buy and sell foreign currencies in the future at fixed exchange rates and economically offset the consequences of changes in foreign exchange from the monetary assets. Merck routinely enters into contracts to offset the effects of exchange on exposures denominated in developed country currencies, primarily the euro and Japanese yen. For exposures in developing country currencies, the Company will enter into forward contracts to partially offset the effects of exchange on exposures when it is deemed economical to do so based on a cost-benefit analysis that considers the magnitude of the exposure, the volatility of the exchange rate and the cost of the hedging instrument. The Company will also minimize the effect of exchange on monetary assets and liabilities by managing operating activities and net asset positions at the local level. The cash flows from these contracts are reported as operating activities in the Consolidated Statement of Cash Flows.
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
Foreign exchange risk is also managed through the use of foreign currency debt. The Company’s senior unsecured euro-denominated notes have been designated as, and are effective as, economic hedges of the net investment in a foreign operation. Accordingly, foreign currency transaction gains or losses due to spot rate fluctuations on the euro-denominated debt instruments are included in foreign currency translation adjustment within OCI. Included in the cumulative translation adjustment are pretax gains of $304 million in 2015 and $294 million in 2014 and pretax losses of $84 million in 2013 from the euro-denominated notes.

Interest Rate Risk Management
The Company may use interest rate swap contracts on certain investing and borrowing transactions to manage its net exposure to interest rate changes and to reduce its overall cost of borrowing. The Company does not use leveraged swaps and, in general, does not leverage any of its investment activities that would put principal capital at risk.
At December 31, 2015, the Company was a party to 30 pay-floating, receive-fixed interest rate swap contracts designated as fair value hedges of fixed-rate notes in which the notional amounts match the amount of the hedged fixed-rate notes as detailed in the table below.

	2015
Debt Instrument	Par Value of Debt	Number of Interest Rate Swaps Held	Total Swap Notional Amount
0.70% notes due 2016	$1,000	4	$1,000
1.30% notes due 2018	1,000	4	1,000
5.00% notes due 2019	1,250	3	550
1.85% notes due 2020	1,250	5	1,250
3.875% notes due 2021	1,150	5	1,150
2.40% notes due 2022	1,000	4	1,000
2.35% notes due 2022	1,250	5	1,250
The interest rate swap contracts are designated hedges of the fair value changes in the notes attributable to changes in the benchmark London Interbank Offered Rate (LIBOR) swap rate. The fair value changes in the notes attributable to changes in the LIBOR swap rate are recorded in interest expense and offset by the fair value changes in the swap contracts. The cash flows from these contracts are reported as operating activities in the Consolidated Statement of Cash Flows.
Presented in the table below is the fair value of derivatives on a gross basis segregated between those derivatives that are designated as hedging instruments and those that are not designated as hedging instruments as of December 31:

		2015			2014
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S. Dollar Notional
	Balance Sheet Caption	Asset	Liability		Asset	Liability
Derivatives Designated as Hedging Instruments
Interest rate swap contracts (noncurrent)	Other assets	$42	$—	$2,700	$19	$—	$1,950
Interest rate swap contracts (current)	Accrued and other current liabilities	—	1	1,000	—	—	—
Interest rate swap contracts (noncurrent)	Other noncurrent liabilities	—	23	3,500	—	15	2,000
Foreign exchange contracts (current)	Other current assets	579	—	4,171	772	—	5,513
Foreign exchange contracts (noncurrent)	Other assets	386	—	4,136	691	—	6,253
Foreign exchange contracts (current)	Accrued and other current liabilities	—	1	77	—	—	—
		$1,007	$25	$15,584	$1,482	$15	$15,716
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts (current)	Other current assets	$212	$—	$8,783	$365	$—	$6,966
Foreign exchange contracts (noncurrent)	Other assets	18	—	179	—	—	—
Foreign exchange contracts (current)	Accrued and other current liabilities	—	37	2,508	—	88	3,386
Foreign exchange contracts (noncurrent)	Other noncurrent liabilities	—	1	6	—	—	—
		$230	$38	$11,476	$365	$88	$10,352
		$1,237	$63	$27,060	$1,847	$103	$26,068

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

	2015		2014
	Asset	Liability	Asset	Liability
Gross amounts recognized in the consolidated balance sheet	$1,237	$63	$1,847	$103
Gross amount subject to offset in master netting arrangements not offset in the consolidated balance sheet	(59)	(59)	(97)	(97)
Cash collateral (received) posted	(862)	—	(1,410)	—
Net amounts	$316	$4	$340	$6
The table below provides information on the location and pretax gain or loss amounts for derivatives that are: (i) designated in a fair value hedging relationship, (ii) designated in a foreign currency cash flow hedging relationship, (iii) designated in a foreign currency net investment hedging relationship and (iv) not designated in a hedging relationship:

Years Ended December 31	2015	2014	2013
Derivatives designated in a fair value hedging relationship
Interest rate swap contracts
Amount of (gain) loss recognized in Other (income) expense, net on derivatives (1)	$(14)	$(17)	$12
Amount of loss (gain) recognized in Other (income) expense, net on hedged item (1)	7	14	(14)
Derivatives designated in foreign currency cash flow hedging relationships
Foreign exchange contracts
Amount of (gain) loss reclassified from AOCI to Sales	(724)	(143)	45
Amount of gain recognized in OCI on derivatives	(526)	(775)	(306)
Derivatives designated in foreign currency net investment hedging relationships
Foreign exchange contracts
Amount of gain recognized in Other (income) expense, net on derivatives (2)	(4)	(6)	(10)
Amount of gain recognized in OCI on derivatives	(10)	(192)	(363)
Derivatives not designated in a hedging relationship
Foreign exchange contracts
Amount of (gain) loss recognized in Other (income) expense, net on derivatives (3)	(461)	(516)	183
Amount of (gain) loss recognized in Sales	(1)	15	8

(1)	There was $7 million, $3 million and $2 million of ineffectiveness on the hedge during 2015, 2014 and 2013, respectively.

(2)	There was no ineffectiveness on the hedge. Represents the amount excluded from hedge effectiveness testing.

(3)	These derivative contracts mitigate changes in the value of remeasured foreign currency denominated monetary assets and liabilities attributable to changes in foreign currency exchange rates.
At December 31, 2015, the Company estimates $429 million of pretax net unrealized gains on derivatives maturing within the next 12 months that hedge foreign currency denominated sales over that same period will be reclassified from AOCI to Sales. The amount ultimately reclassified to Sales may differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity.

Investments in Debt and Equity Securities
Information on available-for-sale investments at December 31 is as follows:

	2015				2014
	Fair Value	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized
			Gains	Losses			Gains	Losses
Corporate notes and bonds	$10,259	$10,299	$7	$(47)	$10,107	$10,102	$22	$(17)
Commercial paper	2,977	2,977	—	—	6,970	6,970	—	—
U.S. government and agency securities	1,761	1,767	—	(6)	1,774	1,775	1	(2)
Asset-backed securities	1,284	1,290	—	(6)	1,460	1,462	1	(3)
Mortgage-backed securities	694	697	1	(4)	602	604	2	(4)
Foreign government bonds	607	586	22	(1)	385	385	—	—
Equity securities	534	409	125	—	730	557	173	—
	$18,116	$18,025	$155	$(64)	$22,028	$21,855	$199	$(26)
Available-for-sale debt securities included in Short-term investments totaled $4.8 billion at December 31, 2015. Of the remaining debt securities, $11.8 billion mature within five years. At December 31, 2015 and 2014, there were no debt securities pledged as collateral.
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

	Fair Value Measurements Using				Fair Value Measurements Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	2015				2014
Assets
Investments
Corporate notes and bonds	$—	$10,259	$—	$10,259	$—	$10,107	$—	$10,107
Commercial paper	—	2,977	—	2,977	—	6,970	—	6,970
U.S. government and agency securities	—	1,761	—	1,761	—	1,774	—	1,774
Asset-backed securities (1)	—	1,284	—	1,284	—	1,460	—	1,460
Mortgage-backed securities (1)	—	694	—	694	—	602	—	602
Foreign government bonds	—	607	—	607	—	385	—	385
Equity securities	360	—	—	360	495	—	—	495
	360	17,582	—	17,942	495	21,298	—	21,793
Other assets
Securities held for employee compensation	155	19	—	174	181	54	—	235
Derivative assets (2)
Purchased currency options	—	1,041	—	1,041	—	1,252	—	1,252
Forward exchange contracts	—	154	—	154	—	576	—	576
Interest rate swaps	—	42	—	42	—	19	—	19
	—	1,237	—	1,237	—	1,847	—	1,847
Total assets	$515	$18,838	$—	$19,353	$676	$23,199	$—	$23,875
Liabilities
Other liabilities
Contingent consideration	$—	$—	$590	$590	$—	$—	$428	$428
Derivative liabilities (2)
Forward exchange contracts	—	38	—	38	—	46	—	46
Written currency options	—	1	—	1	—	42	—	42
Interest rate swaps	—	24	—	24	—	15	—	15
	—	63	—	63	—	103	—	103
Total liabilities	$—	$63	$590	$653	$—	$103	$428	$531

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
There were no transfers between Level 1 and Level 2 during 2015. As of December 31, 2015, Cash and cash equivalents of $8.5 billion included $7.7 billion of cash equivalents (considered Level 2 in the fair value hierarchy).

Contingent Consideration
Summarized information about the changes in liabilities for contingent consideration is as follows:

	2015	2014
Fair value January 1	$428	$69
Changes in fair value (1)	(16)	316
Additions	228	43
Payments	(50)	—
Fair value December 31	$590	$428
(1) Recorded in Research and development expenses and Materials and production costs.
During 2015, the Company recognized liabilities for contingent consideration of $123 million related to the acquisition of Cubist and $105 million related to the acquisition of cCAM (see Note 4). In addition, in 2015, the Company paid $50 million of contingent consideration related to the first commercial sale of Zerbaxa in the United States. During 2014, the fair value of a liability for contingent consideration related to an acquisition that occurred in 2010 increased by $316 million resulting from the progression of the program from preclinical to Phase 1. The increase resulted from a higher fair value of future regulatory milestone and royalty payments due to an increased probability of success of the program given its progression into Phase 1. In addition, during 2014, the Company recognized a liability of $43 million for contingent consideration related to the acquisition of OncoEthix in 2014 (see Note 4).

Other Fair Value Measurements
Some of the Company’s financial instruments, such as cash and cash equivalents, receivables and payables, are reflected in the balance sheet at carrying value, which approximates fair value due to their short-term nature.
The estimated fair value of loans payable and long-term debt (including current portion) at December 31, 2015, was $27.0 billion compared with a carrying value of $26.5 billion and at December 31, 2014, was $22.5 billion compared with a carrying value of $21.4 billion. Fair value was estimated using recent observable market prices and would be considered Level 2 in the fair value hierarchy.

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
The majority of the Company’s accounts receivable arise from product sales in the United States and Europe and are primarily due from drug wholesalers and retailers, hospitals, government agencies, managed health care providers and pharmacy benefit managers. The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in their credit profile. The Company also continues to monitor economic conditions, including the volatility associated with international sovereign economies, and associated impacts on the financial markets and its business, taking into consideration global economic conditions and the ongoing sovereign debt issues in certain European countries. At December 31, 2015 and 2014, Other assets included $10 million and $80 million, respectively, of accounts receivable not expected to be collected within one year. As of December 31, 2015, the Company’s total net accounts receivable outstanding for more than one year were approximately $125 million. The Company does not expect to have write-offs or adjustments to accounts receivable which would have a material adverse effect on its financial position, liquidity or results of operations.
The Company’s customers with the largest accounts receivable balances are: AmerisourceBergen Corporation, Cardinal Health, Inc., McKesson Corporation, Zuellig Pharma Ltd. (Asia Pacific), and AAH Pharmaceuticals Ltd (UK) which represented, in aggregate, approximately one-third of total accounts receivable at December 31, 2015. The Company monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. Bad debts have been minimal. The Company does not normally require collateral or other security to support credit sales.

Derivative financial instruments are executed under International Swaps and Derivatives Association master agreements. The master agreements with several of the Company’s financial institution counterparties also include credit support annexes. These annexes contain provisions that require collateral to be exchanged depending on the value of the derivative assets and liabilities, the Company’s credit rating, and the credit rating of the counterparty. As of December 31, 2015 and 2014, the Company had received cash collateral of $862 million and $1.4 billion, respectively, from various counterparties and the obligation to return such collateral is recorded in Accrued and other current liabilities. The Company had not advanced any cash collateral to counterparties as of December 31, 2015 or 2014.
6.    Inventories
Inventories at December 31 consisted of:

	2015	2014
Finished goods	$1,343	$1,588
Raw materials and work in process	4,374	5,141
Supplies	168	197
Total (approximates current cost)	5,885	6,926
Increase to LIFO costs	384	309
	$6,269	$7,235
Recognized as:
Inventories	$4,700	$5,571
Other assets	1,569	1,664
Inventories valued under the LIFO method comprised approximately $2.4 billion and $2.6 billion of inventories at December 31, 2015 and 2014, respectively. Amounts recognized as Other assets are comprised almost entirely of raw materials and work in process inventories. At December 31, 2015 and 2014, these amounts included $1.5 billion and $1.6 billion, respectively, of inventories not expected to be sold within one year. In addition, these amounts included $63 million and $74 million at December 31, 2015 and 2014, respectively, of inventories produced in preparation for product launches.
7.    Goodwill and Other Intangibles
The following table summarizes goodwill activity by segment:

	Pharmaceutical	All Other	Total
Balance January 1, 2014	$10,065	$2,236	$12,301
Acquisitions	1,369	38	1,407
Divestitures	(200)	(362)	(562)
Impairments	(93)	—	(93)
Other (1)	(33)	(28)	(61)
Balance December 31, 2014	11,108	1,884	12,992
Acquisitions	4,684	29	4,713
Divestitures	(18)	—	(18)
Impairments	—	(47)	(47)
Other (1)	88	(5)	83
Balance December 31, 2015 (2)	$15,862	$1,861	$17,723
(1) Other includes cumulative translation adjustments on goodwill balances and certain other adjustments.
(2) Accumulated goodwill impairment losses at December 31, 2015 and 2014 were $140 million and $93 million, respectively.
In 2015, the additions to goodwill in the Pharmaceutical segment resulted primarily from the acquisition of Cubist (see Note 4). The reductions to Pharmaceutical segment goodwill resulted from the divestiture of the Company’s remaining ophthalmics business in international markets (see Note 4). The impairments of goodwill within other non-reportable segments relates primarily to certain businesses within the Healthcare Services segment.

In 2014, the additions to goodwill in the Pharmaceutical segment primarily resulted from the acquisition of Idenix and the reductions resulted both from the sale of MCC and the divestiture of certain ophthalmic products in several international markets (see Note 4). The reductions to goodwill in other segments during 2014 resulted from the termination of the Company’s relationship with AstraZeneca LP (AZLP) (see Note 8) and the divestiture of MCC. Also, during the third quarter of 2014, the Company recorded an impairment charge on the goodwill related to the Supera joint venture as a result of changes in cash flow assumptions for certain compounds and currently marketed products.
Other intangibles at December 31 consisted of:

	2015			2014
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Products and product rights	$45,949	$28,514	$17,435	$38,714	$23,830	$14,884
In-process research and development	4,226	—	4,226	4,345	—	4,345
Tradenames	198	79	119	198	71	127
Other	1,418	596	822	1,527	497	1,030
	$51,791	$29,189	$22,602	$44,784	$24,398	$20,386
Acquired intangibles include products and product rights, tradenames and patents, which are recorded at fair value, assigned an estimated useful life, and are amortized primarily on a straight-line basis over their estimated useful lives. The increase in intangible assets for products and product rights in 2015 primarily relates to the acquisition of Cubist (see Note 4). Some of the Company’s more significant acquired intangibles related to marketed products (included in product and product rights above) at December 31, 2015 include Zerbaxa, $3.5 billion; Zetia, $2.4 billion; Vytorin, $1.5 billion; Sivextro, $1.0 billion; Implanon/Nexplanon $645 million; Dificid, $644 million; NuvaRing, $502 million; Nasonex, $431 million and Cubicin, $418 million. During 2014, the Company recognized an intangible asset related to Adempas as a result of the formation of a collaboration with Bayer (see Note 4) that had a carrying value of $706 million at December 31, 2015 reflected in “Other” in the table above.
During 2015, 2014 and 2013, the Company recorded impairment charges related to marketed products and other intangibles of $45 million, $1.1 billion and $486 million, respectively, within Material and production costs. The charges in 2015 primarily relate to the impairment of customer relationship and tradename intangibles for certain businesses within in the Healthcare Services segment. Of the amount recorded in 2014, $793 million related to PegIntron, $244 million related to Victrelis and $35 million related to Rebetol, all of which are products marketed by the Company for the treatment of chronic HCV infection. During 2014, sales of these products were adversely affected by loss of market share or patient treatment delays in markets anticipating the availability of newer therapeutic options. In 2014, these trends accelerated more rapidly than previously anticipated by the Company. In addition, developments in the competitive HCV treatment market led to market share losses that were greater than the Company had predicted. These factors caused changes in cash flow projections for PegIntron, Victrelis and Rebetol that indicated the intangible asset values were not recoverable on an undiscounted cash flows basis. The Company utilized market participant assumptions to determine its best estimate of the fair values of the intangible assets related to PegIntron, Victrelis and Rebetol that, when compared with their related carrying values, resulted in the impairment charges noted above. Of the impairment charges recorded in 2013, $330 million resulted from lower cash flow projections for Saphris/Sycrest, due to reduced expectations in international markets and in the United States. These revisions to cash flows indicated that the Saphris/Sycrest intangible asset value was not recoverable on an undiscounted cash flows basis. The Company utilized market participant assumptions and considered several different scenarios to determine its best estimate of the fair value of the intangible asset related to Saphris/Sycrest that, when compared with its related carrying value, resulted in the impairment charge noted above. The remaining $156 million of impairment charges in 2013 resulted from lower cash flow projections for Rebetol due to reduced expectations in Japan and Europe. These revisions to cash flows indicated that the Rebetol intangible asset value was not recoverable on an undiscounted cash flows basis. The Company utilized market participant assumptions to determine its best estimate of the fair value of the intangible asset related to Rebetol that, when compared with its related carrying value, resulted in the impairment charge noted above.
IPR&D that the Company acquires through business combinations represents the fair value assigned to incomplete research projects which, at the time of acquisition, have not reached technological feasibility. Amounts capitalized as IPR&D are accounted for as indefinite-lived intangible assets, subject to impairment testing until completion or abandonment of the projects. Upon successful completion of each project, the Company will make a separate determination as to the then useful life of the assets and begin amortization. During 2015, 2014 and 2013, $280 million, $654 million and $346 million, respectively, of IPR&D was reclassified to products and product rights upon receipt of marketing approval in a major market.
During 2015, the Company recorded $63 million of IPR&D impairment charges within Research and development expenses. Of this amount, $50 million relates to the surotomycin clinical development program obtained in connection with the acquisition of Cubist. During 2015, the Company received unfavorable efficacy data from a clinical trial for surotomycin. The evaluation of this data, combined with an assessment of the commercial opportunity for surotomycin, resulted in the discontinuation of the program and the IPR&D impairment charge noted above. During 2014, the Company recorded $49 million of IPR&D impairment charges primarily as a result of changes in cash flow assumptions for certain compounds obtained in connection with the Supera joint venture, as well as for the discontinuation of certain Animal Health programs. During 2013, the Company recorded $279 million of IPR&D impairment charges. Of this amount, $181 million related to the write-off of the intangible asset associated with preladenant as a result of the discontinuation of the clinical development program for this compound. In addition, the Company recorded impairment charges resulting from changes in cash flow assumptions for certain compounds, as well as for pipeline programs that had previously been deprioritized and were subsequently deemed to have no alternative use in the period.
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
Aggregate amortization expense primarily recorded within Materials and production costs was $4.8 billion in 2015, $4.2 billion in 2014 and $4.8 billion in 2013. The estimated aggregate amortization expense for each of the next five years is as follows: 2016, $4.0 billion; 2017, $3.5 billion; 2018, $2.0 billion; 2019, $1.2 billion; 2020, $1.0 billion.
8.    Joint Ventures and Other Equity Method Affiliates
Equity income from affiliates reflects the performance of the Company’s joint ventures and other equity method affiliates including Sanofi Pasteur MSD, certain investments funds, as well as AZLP until the termination of the Company’s relationship with AZLP on June 30, 2014 as discussed below. Equity income from affiliates was $205 million in 2015, $257 million in 2014 and $404 million in 2013 and is included in Other (income) expense, net (see Note 14).
Investments in affiliates accounted for using the equity method, including the below joint ventures, totaled $702 million at December 31, 2015 and $337 million at December 31, 2014. These amounts are reported in Other assets. Amounts due from the above joint ventures included in Other current assets were $34 million at December 31, 2015 and $45 million at December 31, 2014.

AstraZeneca LP
In 1982, Merck entered into an agreement with Astra AB (Astra) to develop and market Astra products under a royalty-bearing license. In 1993, Merck’s total sales of Astra products reached a level that triggered the first step in the establishment of a joint venture business carried on by Astra Merck Inc. (AMI), in which Merck and Astra each owned a 50% share. This joint venture, formed in 1994, developed and marketed most of Astra’s new prescription medicines in the United States.
In 1998, Merck and Astra completed the restructuring of the ownership and operations of the joint venture whereby Merck acquired Astra’s interest in AMI, renamed KBI Inc. (KBI), and contributed KBI’s operating assets to a new U.S. limited partnership, Astra Pharmaceuticals L.P. (the Partnership), in exchange for a 1% limited partner interest. Astra contributed the net assets of its wholly owned subsidiary, Astra USA, Inc., to the Partnership in exchange for a 99% general partner interest. The Partnership, renamed AstraZeneca LP (AZLP) upon Astra’s 1999 merger with Zeneca Group Plc, became the exclusive distributor of the products for which KBI retained rights.
Merck earned revenue based on sales of KBI products and such revenue was $463 million in 2014 and $920 million in 2013 primarily relating to sales of Nexium, as well as Prilosec. In addition, Merck earned certain Partnership returns from AZLP of $192 million in 2014 and $352 million in 2013, which were recorded in equity income from affiliates.
On June 30, 2014, AstraZeneca exercised its option to purchase Merck’s interest in KBI for $419 million in cash. Of this amount, $327 million reflects an estimate of the fair value of Merck’s interest in Nexium and Prilosec. This portion of the exercise price, which is subject to a true-up in 2018 based on actual sales from closing in 2014 to June 2018, was deferred and is being recognized over time in Other (income) expense, net as the contingency is eliminated as sales occur. During 2015 and 2014, $182 million and $140 million, respectively, of the deferred income was recognized bringing cumulative deferred income recognized through December 31, 2015 to $322 million. The remaining exercise price of $91 million primarily represents a multiple of ten times Merck’s average 1% annual profit allocation in the partnership for the three years prior to exercise. Merck recognized the $91 million as a gain in 2014 within Other (income) expense, net. As a result of AstraZeneca’s option exercise, the Company’s remaining interest in AZLP was redeemed. Accordingly, the Company also recognized a non-cash gain of approximately $650 million in 2014 within Other (income) expense, net resulting from the retirement of $2.4 billion of KBI preferred stock (see Note 11), the elimination of the Company’s $1.4 billion investment in AZLP and a $340 million reduction of goodwill. This transaction resulted in a net tax benefit of $517 million in 2014 primarily reflecting the reversal of deferred taxes on the AZLP investment balance.
As a result of AstraZeneca exercising its option, as of July 1, 2014, the Company no longer records equity income from AZLP and supply sales to AZLP have terminated.
Summarized financial information for AZLP is as follows:

Years Ended December 31	2014 (1)	2013
Sales	$2,205	$4,611
Materials and production costs	1,044	2,222
Other expense, net	604	1,175
Income before taxes (2)	557	1,214
(1) Includes results through the June 30, 2014 termination date.
(2) Merck’s partnership returns from AZLP were generally contractually determined as noted above and were not based on a percentage of income from AZLP, other than with respect to Merck’s 1% limited partnership interest.
Sanofi Pasteur MSD
In 1994, Merck and Pasteur Mérieux Connaught (now Sanofi Pasteur S.A.) established an equally-owned joint venture to market vaccines in Europe and to collaborate in the development of combination vaccines for distribution in Europe. Joint venture vaccine sales were $923 million for 2015, $1.1 billion for 2014 and $1.2 billion for 2013.
9.    Loans Payable, Long-Term Debt and Other Commitments
Loans payable at December 31, 2015 included $2.3 billion of notes due in 2016, $10 million of short-term foreign borrowings and $226 million of long-dated notes that are subject to repayment at the option of the holder. Loans payable at December 31, 2014 included $1.0 billion of notes due in 2015, $1.5 billion of commercial paper, $55 million of short-term foreign borrowings and $143 million of long-dated notes that are subject to repayment at the option of the holders. The weighted-average interest rate of commercial paper borrowings was 0.07% and 0.15% for the years ended December 31, 2015 and 2014, respectively.

Long-term debt at December 31 consisted of:

	2015	2014
2.75% notes due 2025	$2,496	$—
3.70% notes due 2045	1,989	—
2.80% notes due 2023	1,749	1,749
5.00% notes due 2019	1,285	1,291
4.15% notes due 2043	1,247	1,246
1.85% notes due 2020	1,243	—
2.35% notes due 2022	1,237	—
3.875% notes due 2021	1,161	1,150
1.125% euro-denominated notes due 2021	1,096	1,218
1.875% euro-denominated notes due 2026	1,090	1,210
2.40% notes due 2022	1,014	1,000
Floating-rate borrowing due 2018	1,000	1,000
1.10% notes due 2018	999	999
1.30% notes due 2018	987	984
6.50% notes due 2033	809	812
Floating-rate notes due 2020	700	—
6.55% notes due 2037	596	597
2.50% euro-denominated notes due 2034	543	603
3.60% notes due 2042	493	493
5.85% notes due 2039	418	418
5.75% notes due 2036	371	371
5.95% debentures due 2028	356	356
6.40% debentures due 2028	326	326
Floating-rate notes due 2017	300	—
6.30% debentures due 2026	152	152
0.70% notes due 2016	—	998
2.25% notes due 2016	—	858
Floating-rate borrowing due 2016	—	500
Other	272	368
	$23,929	$18,699
Other (as presented in the table above) included $225 million and $309 million at December 31, 2015 and 2014, respectively, of borrowings at variable rates that resulted in effective interest rates of zero for 2015 and 2014. Other also included foreign borrowings of $43 million and $53 million at December 31, 2015 and 2014, respectively, at varying rates up to 4.75% and 6.25%, respectively.
With the exception of the 6.30% debentures due 2026, the notes listed in the table above are redeemable in whole or in part, at Merck’s option at any time, at varying redemption prices.
In February 2015, Merck issued $8.0 billion aggregate principal amount of senior unsecured notes consisting of $300 million principal amount of floating rate notes due 2017, $700 million principal amount of floating rate notes due 2020, $1.25 billion principal amount of 1.85% notes due 2020, $1.25 billion aggregate principal amount of 2.35% notes due 2022, $2.5 billion aggregate principal amount of 2.75% notes due 2025 and $2.0 billion aggregate principal amount of 3.70% notes due 2045. The Company used a portion of the net proceeds of the offering of $7.9 billion to repay commercial paper issued to substantially finance the Company’s acquisition of Cubist. The remaining net proceeds were used for general corporate purposes, including for repurchases of the Company’s common stock, and the repayment of outstanding commercial paper borrowings and debt maturities.
Also, in February 2015, the Company redeemed $1.9 billion of legacy Cubist debt acquired in the acquisition (see Note 4).

In October 2014, the Company issued €2.5 billion principal amount of senior unsecured notes. The net proceeds of the offering of $3.1 billion were used in part to repay debt that was validly tendered in connection with tender offers launched by the Company for certain outstanding notes and debentures. The Company paid $2.5 billion in aggregate consideration (applicable purchase price together with accrued interest) to redeem $1.8 billion principal amount of debt. In November 2014, Merck redeemed an additional $2.0 billion principal amount of senior unsecured notes. The Company recorded a pretax loss of $628 million in 2014 in connection with these transactions.
Effective as of November 3, 2009, the Company executed a full and unconditional guarantee of the then existing debt of its subsidiary Merck Sharp & Dohme Corp. (MSD) and MSD executed a full and unconditional guarantee of the then existing debt of the Company (excluding commercial paper), including for payments of principal and interest. These guarantees do not extend to debt issued subsequent to that date.
Certain of the Company’s borrowings require that Merck comply with financial covenants including a requirement that the Total Debt to Capitalization Ratio (as defined in the applicable agreements) not exceed 60%. At December 31, 2015, the Company was in compliance with these covenants.
The aggregate maturities of long-term debt for each of the next five years are as follows: 2016, $2.4 billion; 2017, $317 million; 2018, $3.0 billion; 2019, $1.3 billion; 2020, $2.0 billion.
In August 2014, the Company terminated its existing credit facility and entered into a $6.0 billion, five-year credit facility that matures in August 2019. The facility provides backup liquidity for the Company’s commercial paper borrowing facility and is to be used for general corporate purposes. The Company has not drawn funding from this facility.
Rental expense under operating leases, net of sublease income, was $303 million in 2015, $350 million in 2014 and $367 million in 2013. The minimum aggregate rental commitments under noncancellable leases are as follows: 2016, $213 million; 2017, $136 million; 2018, $114 million; 2019, $97 million; 2020, $69 million and thereafter, $160 million. The Company has no significant capital leases.
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
Given the nature of the litigation discussed below and the complexities involved in these matters, the Company is unable to reasonably estimate a possible loss or range of possible loss for such matters until the Company knows, among other factors, (i) what claims, if any, will survive dispositive motion practice, (ii) the extent of the claims, including the size of any potential class, particularly when damages are not specified or are indeterminate, (iii) how the discovery process will affect the litigation, (iv) the settlement posture of the other parties to the litigation and (v) any other factors that may have a material effect on the litigation.
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

Vioxx Litigation
Product Liability Lawsuits
As previously disclosed, Merck is a defendant in approximately 10 active federal and state lawsuits (Vioxx Product Liability Lawsuits) alleging personal injury as a result of the use of Vioxx. Most of these cases are coordinated in a multidistrict litigation in the U.S. District Court for the Eastern District of Louisiana (Vioxx MDL) before Judge Eldon E. Fallon.
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
Merck is also a defendant in lawsuits brought by state Attorneys General of three states — Alaska, Montana and Utah. The lawsuits are pending in state courts. These actions allege that Merck misrepresented the safety of Vioxx and seek recovery for expenditures on Vioxx by government-funded health care programs, such as Medicaid, and/or penalties for alleged Consumer Fraud Act violations. Trial has been scheduled in the Montana case for September 12, 2016, and trial has been set in the Alaska case for January 9, 2017. Motions for judgment on the pleadings in the Alaska and Montana cases are currently pending, and a motion to dismiss was recently filed in the Utah case.

Shareholder Lawsuits
As previously disclosed, in addition to the Vioxx Product Liability Lawsuits, various putative class actions and individual lawsuits have been filed against Merck and certain former employees alleging that the defendants violated federal securities laws by making alleged material misstatements and omissions with respect to the cardiovascular safety of Vioxx (Vioxx Securities Lawsuits). The Vioxx Securities Lawsuits are coordinated in a multidistrict litigation in the U.S. District Court for the District of New Jersey before Judge Stanley R. Chesler, and have been consolidated for all purposes. In August 2011, Judge Chesler granted in part and denied in part Merck’s motion to dismiss the Fifth Amended Class Action Complaint in the consolidated securities class action. Among other things, the court dismissed certain defendants from the case, and also dismissed claims based on statements made on or after the voluntary withdrawal of Vioxx on September 30, 2004. In October 2011, the remaining defendants answered the Fifth Amended Class Action Complaint. In April 2012, plaintiffs filed a motion for class certification for the period from May 21, 1999, through September 29, 2004, which the court granted in January 2013. In March 2013, plaintiffs filed a motion for leave to amend their complaint to add certain allegations to expand the class period. In May 2013, the court denied plaintiffs’ motion for leave to amend their complaint to expand the class period, but granted plaintiffs’ leave to amend their complaint to add certain allegations within the existing class period. In June 2013, plaintiffs filed their Sixth Amended Class Action Complaint (the Class Action). In July 2013, defendants answered the Class Action. Discovery has been completed and is now closed. On May 13, 2015, the court granted in part and denied in part defendants’ motions for summary judgment; the court granted judgment in defendants’ favor on five of the alleged misstatements, including all statements prior to March 27, 2000, but denied the motion with respect to the remaining statements. On January 15, 2016, the Company announced that it had reached an agreement with plaintiffs to settle the Class Action for $830 million, plus an additional amount for attorneys’ fees and expenses, in exchange for, among other things, a dismissal with prejudice of the Class Action and full releases of all claims against defendants. After available funds under certain insurance policies, Merck’s net cash payment for the settlement and fees will be approximately $680 million. The proposed settlement covers all claims relating to Vioxx by settlement class members who purchased Merck securities between May 21, 1999, and October 29, 2004. The settlement is not an admission of wrongdoing and, as part of the settlement agreement, defendants continue to deny the allegations. The proposed settlement, including any award of attorneys’ fees and expenses, is subject to final court approval. On February 8, 2016, the parties filed the stipulation of settlement, which the court preliminarily approved on February 11, 2016. The court has set a final approval hearing for June 28, 2016. The proposed settlement does not resolve the individual securities lawsuits discussed below.
As previously disclosed, 13 individual securities lawsuits filed by foreign and domestic institutional investors also are consolidated with the Vioxx Securities Lawsuits. The allegations in the individual securities lawsuits are substantially similar to the allegations in the Vioxx Securities Lawsuits. Discovery has been completed in those actions. The proposed settlement in the Class Action, discussed above, does not resolve the individual securities lawsuits, although each individual plaintiff has the right, at its option, to join the settlement class at no additional cost to Merck. In light of the proposed settlement in the Class Action, the court adjourned the previously-scheduled trial date of March 1, 2016, for all cases in the consolidated action. The court has scheduled a conference on February 26, 2016, to discuss a pretrial schedule for any parties in the individual lawsuits for whom no settlement has been reached.

Insurance
As a result of the previously disclosed insurance arbitration, the Company will receive insurance proceeds of approximately $380 million in connection with the settlement of the Class Action. The Company also has Directors and Officers insurance coverage applicable to the Vioxx Securities Lawsuits with remaining stated upper limits of approximately $145 million. There are disputes with the insurers about the availability of some or all of the Company’s Directors and Officers insurance coverage for these claims. The amounts actually recovered under the Directors and Officers policies discussed in this paragraph may be less than the stated upper limits.

International Lawsuits
As previously disclosed, in addition to the lawsuits discussed above, Merck has been named as a defendant in litigation relating to Vioxx in Brazil and Europe (collectively, the Vioxx International Lawsuits). As previously disclosed, in January 2012, the Company entered into an agreement to resolve all claims related to Vioxx in Canada and, in April 2013, the Company paid approximately $21 million into a settlement fund. The agreement was approved by courts in Canada’s provinces and, during December 2015, the claims administrator finalized claimant eligibility determinations and the Company made a final payment of approximately $5 million into the settlement fund.

Reserves
In connection with the settlement of the Class Action, which remains subject to final court approval, the Company established a net reserve of $680 million in the fourth quarter of 2015. The Company believes that it has meritorious defenses to the remaining Vioxx Product Liability Lawsuits, Vioxx Securities Lawsuits and Vioxx International Lawsuits (collectively, the Remaining Vioxx Litigation) and will vigorously defend against them. In view of the inherent difficulty of predicting the outcome of litigation, particularly where there are many claimants and the claimants seek indeterminate damages, the Company is unable to predict the outcome of these matters and, at this time, cannot reasonably estimate the possible loss or range of loss with respect to the Remaining Vioxx Litigation. The Company has established a reserve with respect to certain Vioxx Product Liability Lawsuits. The Company also has an immaterial remaining reserve relating to the previously disclosed Vioxx investigation for the non-participating states with which litigation is continuing. The Company has established no other liability reserves with respect to the Remaining Vioxx Litigation.

Other Product Liability Litigation
Fosamax
As previously disclosed, Merck is a defendant in product liability lawsuits in the United States involving Fosamax (Fosamax Litigation). As of December 31, 2015, approximately 4,675 cases had been filed and were pending against Merck in either federal or state court, including one case which seeks class action certification, as well as damages and/or medical monitoring. In approximately 210 of these actions, plaintiffs allege, among other things, that they have suffered osteonecrosis of the jaw (ONJ), generally subsequent to invasive dental procedures, such as tooth extraction or dental implants and/or delayed healing, in association with the use of Fosamax; however, a large majority of those actions are subject to the settlement discussed below. In addition, plaintiffs in approximately 4,460 of these actions generally allege that they sustained femur fractures and/or other bone injuries (Femur Fractures) in association with the use of Fosamax.

Cases Alleging ONJ and/or Other Jaw Related Injuries
In August 2006, the Judicial Panel on Multidistrict Litigation (JPML) ordered that certain Fosamax product liability cases pending in federal courts nationwide should be transferred and consolidated into one multidistrict litigation (Fosamax ONJ MDL) for coordinated pre-trial proceedings.
In December 2013, Merck reached an agreement in principle with the Plaintiffs’ Steering Committee (PSC) in the Fosamax ONJ MDL to resolve pending ONJ cases not on appeal in the Fosamax ONJ MDL and in the state courts for an aggregate amount of $27.7 million. Merck and the PSC subsequently formalized the terms of this agreement in a Master Settlement Agreement (ONJ Master Settlement Agreement) that was executed in April 2014. As a condition to the settlement, 100% of the state and federal ONJ plaintiffs had to agree to participate in the settlement plan or Merck could either terminate the ONJ Master Settlement Agreement, or waive the 100% participation requirement and agree to a lesser funding amount for the settlement fund. On July 14, 2014, Merck elected to proceed with the ONJ Master Settlement Agreement at a reduced funding level since the participation level was approximately 95%. Merck has fully funded the ONJ Master Settlement Agreement and the escrow agent under the agreement has begun making settlement payments to qualifying plaintiffs. Approximately 40 non-participants’ cases will remain once the settlement is complete. The ONJ Master Settlement Agreement has no effect on the cases alleging Femur Fractures discussed below.

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
As of December 31, 2015, approximately 30 cases were pending in the Femur Fracture MDL, excluding the 500 cases dismissed with prejudice on preemption grounds that are pending appeal and the 520 cases dismissed without prejudice that are also pending the aforementioned appeal.
As of December 31, 2015, approximately 3,100 cases alleging Femur Fractures have been filed in New Jersey state court and are pending before Judge Jessica Mayer in Middlesex County. The parties selected an initial group of 30 cases to be reviewed through fact discovery. Two additional groups of 50 cases each to be reviewed through fact discovery were selected in November 2013 and March 2014, respectively. A further group of 25 cases to be reviewed through fact discovery was selected by Merck in July 2015.
As of December 31, 2015, approximately 305 cases alleging Femur Fractures have been filed and are pending in California state court. A petition was filed seeking to coordinate all Femur Fracture cases filed in California state court before a single judge in Orange County, California. The petition was granted and Judge Thierry Colaw is currently presiding over the coordinated proceedings. In March 2014, the court directed that a group of 10 discovery pool cases be reviewed through fact discovery and subsequently scheduled the Galper v. Merck case, which plaintiffs’ selected, as the first trial. The Galper trial began on February 17, 2015 and the jury returned a verdict in Merck’s favor on April 3, 2015, and plaintiff has appealed that verdict to the California appellate court. The next Femur Fracture trial in California is scheduled to be held on April 11, 2016, and is currently set to include several plaintiffs.

Additionally, there are six Femur Fracture cases pending in other state courts.
Discovery is ongoing in the Femur Fracture MDL and in state courts where Femur Fracture cases are pending and the Company intends to defend against these lawsuits.

Januvia/Janumet
As previously disclosed, Merck is a defendant in product liability lawsuits in the United States involving Januvia and/or Janumet. As of December 31, 2015, approximately 785 product user claims have been served on Merck alleging generally that use of Januvia and/or Janumet caused the development of pancreatic cancer and other injuries. These complaints were filed in several different state and federal courts.
Most of the claims were filed in a consolidated multidistrict litigation proceeding in the U.S. District Court for the Southern District of California called “In re Incretin-Based Therapies Products Liability Litigation” (MDL). The MDL includes federal lawsuits alleging pancreatic cancer due to use of the following medicines: Januvia, Janumet, Byetta and Victoza, the latter two of which are products manufactured by other pharmaceutical companies. The majority of claims not filed in the MDL were filed in the Superior Court of California, County of Los Angeles (California State Court). There are 13 cases pending against Merck in state courts other than the California State Court.
On November 9, 2015, the MDL granted summary judgment on the grounds of preemption as to all claims alleging injury due to pancreatic cancer. Based on that ruling, on November 30, 2015, the MDL entered final judgment resulting in the dismissal of the pancreatic cancer claims against Merck relating to approximately 665 product users.
On November 16, 2015, the California State Court likewise granted summary judgment on preemption grounds as to claims alleging injury due to pancreatic cancer, which will result in the dismissal of the pancreatic cancer claims against Merck relating to approximately 350 product users.
Plaintiffs are appealing the MDL preemption ruling, and are expected to do likewise with respect to the California State Court ruling once that court enters final judgment.
In addition to the claims noted above, the Company has agreed, as of December 31, 2015, to toll the statute of limitations for approximately 20 additional claims. The Company intends to continue defending against these lawsuits.

NuvaRing
As previously disclosed, beginning in May 2007, a number of product liability complaints were filed in various jurisdictions asserting claims against the Company and its subsidiaries relating to NuvaRing, a combined hormonal contraceptive vaginal ring. The plaintiffs contended the Company, among other things, failed to adequately design and manufacture NuvaRing and failed to adequately warn of the alleged increased risk of venous thromboembolism (VTE) posed by NuvaRing, and/or downplayed the risk of VTE. The plaintiffs sought damages for injuries allegedly sustained from their product use, including some alleged deaths, heart attacks and strokes. The majority of the cases were pending in a federal multidistrict litigation venued in Missouri.
Pursuant to a settlement agreement between Merck and negotiating plaintiffs’ counsel, which became effective as of June 4, 2014, Merck paid a lump total settlement of $100 million to resolve more than 95% of the cases filed and under retainer by counsel as of February 7, 2014. Plaintiffs in approximately 3,700 cases joined the settlement program. Each filed case is to be dismissed with prejudice once the settlement administration process is completed. Those dismissals began in the second quarter and continued on a rolling basis throughout 2015. The Company has certain insurance coverage available to it, which is currently being used to partially fund the Company’s legal fees. This insurance coverage was also used to fund the settlement.
As of December 31, 2015, there were 16 cases pending outside of the settlement program, inclusive of cases filed after the settlement program closed. Of these cases, 15 are pending in the multidistrict litigation and are subject to individual case management orders requiring plaintiffs to meet various discovery and evidentiary requirements. As of December 31, 2015, these 15 plaintiffs were meeting those requirements and continuing to prosecute their cases.

Propecia/Proscar
As previously disclosed, Merck is a defendant in product liability lawsuits in the United States involving Propecia and/or Proscar. As of December 31, 2015, approximately 1,400 lawsuits have been filed by plaintiffs who allege that they have experienced persistent sexual side effects following cessation of treatment with Propecia and/or

Proscar. Approximately 60 of the plaintiffs also allege that Propecia or Proscar has caused or can cause prostate cancer, testicular cancer or male breast cancer. The lawsuits have been filed in various federal courts and in state court in New Jersey. The federal lawsuits have been consolidated for pretrial purposes in a federal multidistrict litigation before Judge John Gleeson of the Eastern District of New York. The matters pending in state court in New Jersey have been consolidated before Judge Jessica Mayer in Middlesex County. In addition, there is one matter pending in state court in Massachusetts and one matter pending in state court in New York. The Company intends to defend against these lawsuits.

Governmental Proceedings
As previously disclosed, the Company has received a subpoena from the Office of Inspector General of the U.S. Department of Health and Human Services on behalf of the U.S. Attorney’s Office for the District of Maryland and the Civil Division of the U.S. Department of Justice (the DOJ) which requests information relating to the Company’s marketing of Singulair and Dulera Inhalation Aerosol and certain of its other marketing activities from January 1, 2006 to the present. The Company is cooperating with the government.
As previously disclosed, the Company has received a civil investigative demand from the U.S. Attorney’s Office, Eastern District of Pennsylvania which requests information relating to the Company’s contracting and pricing of Dulera Inhalation Aerosol with certain pharmacy benefit managers and Medicare Part D plans. The Company is cooperating with the investigation.
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

Commercial and Other Litigation
K-DUR Antitrust Litigation
As previously disclosed, in June 1997 and January 1998, Schering-Plough settled patent litigation with Upsher-Smith, Inc. (Upsher-Smith) and ESI Lederle, Inc. (Lederle), respectively, relating to generic versions of K‑DUR, Schering-Plough’s long-acting potassium chloride product supplement used by cardiac patients, for which Lederle and Upsher-Smith had filed Abbreviated New Drug Applications (ANDAs). Following the commencement of an administrative proceeding by the U.S. Federal Trade Commission (the FTC) in 2001 alleging anti-competitive effects from those settlements (which has been resolved in Schering-Plough’s favor), putative class and non-class action suits were filed on behalf of direct and indirect purchasers of K-DUR against Schering-Plough, Upsher-Smith and Lederle and were consolidated in a multidistrict litigation in the U.S. District Court for the District of New Jersey. These suits claimed violations of federal and state antitrust laws, as well as other state statutory and common law causes of action, and sought unspecified damages. In April 2008, the indirect purchasers voluntarily dismissed their case. In March 2010, the District Court granted summary judgment to the defendants on the remaining lawsuits and dismissed the matter in its entirety. In July 2012, the Third Circuit Court of Appeals reversed the District Court’s grant of summary judgment and remanded the case for further proceedings. At the same time, the Third Circuit upheld a December 2008 decision by the District Court certifying certain direct purchaser plaintiffs’ claims as a class action.
In August 2012, the Company filed a petition for certiorari with the U.S. Supreme Court seeking review of the Third Circuit’s decision. In June 2013, the Supreme Court granted that petition, vacated the judgment of the Third Circuit, and remanded the case for further consideration in light of its decision in FTC v. Actavis, Inc. That decision held that whether a so-called “reverse payment” — i.e., a payment from the holder of a pharmaceutical patent to a party challenging the patent made in connection with a settlement of their dispute — violates the antitrust laws should be determined on the basis of a “rule of reason” analysis. In September 2013, the Third Circuit returned the case to the District Court for further proceedings in accordance with the Actavis standard. In April 2015, the Company filed motions for summary judgment. On February 25, 2016, the District Court denied the Company’s motion for summary judgment relating to all of the direct purchasers’ claims concerning the settlement with Upsher-Smith and granted the Company’s motion for summary judgment relating to all of the direct purchasers’ claims concerning the settlement with Lederle. No trial date has yet been set.
Sales Force Litigation
As previously disclosed, in May 2013, Ms. Kelli Smith filed a complaint against the Company in the United States District Court for the District of New Jersey on behalf of herself and a putative class of female sales representatives and a putative sub-class of female sales representatives with children, claiming (a) discriminatory policies and practices in selection, promotion and advancement, (b) disparate pay, (c) differential treatment, (d) hostile work environment and (e) retaliation under federal and state discrimination laws. In November 2013, the Company filed a motion to dismiss the class claims. Plaintiffs sought and were granted leave to file an amended complaint. In January 2014, plaintiffs filed an amended complaint adding four additional named plaintiffs. On October 8, 2014, the court denied the Company’s motion to dismiss or strike the class claims as premature. In September 2015, plaintiffs filed additional motions, including a motion for conditional certification under the Equal Pay Act; a motion to amend the pleadings seeking to add ERISA and constructive discharge claims and a Company subsidiary as a named defendant; and a motion for equitable relief. Merck filed papers in opposition to the motions, which are currently pending before the court.
Qui Tam Litigation
As previously disclosed, on June 21, 2012, the U.S. District Court for the Eastern District of Pennsylvania unsealed a complaint that has been filed against the Company under the federal False Claims Act by two former employees alleging, among other things, that the Company defrauded the U.S. government by falsifying data in connection with a clinical study conducted on the mumps component of the Company’s M-M-R II vaccine. The complaint alleges the fraud took place between 1999 and 2001. The U.S. government had the right to participate in and take over the prosecution of this lawsuit, but notified the court that it declined to exercise that right. The two former employees are pursuing the lawsuit without the involvement of the U.S. government. In addition, two putative class action lawsuits on behalf of direct purchasers of the M‑M‑R II vaccine which charge that the Company misrepresented the efficacy of the M-M-R II vaccine in violation of federal antitrust laws and various state consumer protection laws are pending in the Eastern District of Pennsylvania. On September 4, 2014, the court denied Merck’s motion to dismiss the False Claims Act suit and granted in part and denied in part its motion to dismiss the then-pending antitrust suit. As a result, both the False Claims Act suit and the antitrust suits have proceeded into discovery. The Company intends to defend against these lawsuits.
Merck KGaA Litigation
In January 2016, to protect its long-established brand rights in the United States, the Company filed a lawsuit against Merck KGaA, Darmstadt, Germany (KGaA), operating as the EMD Group in the United States, alleging it improperly uses the name “Merck” in the United States. KGaA has filed suit against the Company in France, the United Kingdom (UK) and Germany alleging breach of the parties’ co-existence agreement, unfair competition and/or trademark infringement. In December 2015, the Paris Court of First Instance issued a judgment finding that certain activities by the Company directed towards France did not constitute trademark infringement and unfair competition while other activities were found to infringe. To date, KGaA has not taken steps to appeal the decision. In January 2016, the UK High Court issued a judgment finding that the Company had breached the co-existence agreement and infringed KGaA’s trademark rights as a result of certain activities directed towards the UK based on use of the word MERCK on promotional and information activity. As noted in the UK decision, this finding was not based on the Company’s use of the sign MERCK in connection with the sale of products or any material pharmaceutical business transacted in the UK. This decision reflects one step in a litigation process taking place in a number of countries and will be appealed.

Patent Litigation
From time to time, generic manufacturers of pharmaceutical products file ANDAs with the U.S. Food and Drug Administration (FDA) seeking to market generic forms of the Company’s products prior to the expiration of relevant patents owned by the Company. To protect its patent rights, the Company may file patent infringement lawsuits against such generic companies. Certain products of the Company (or products marketed via agreements with other companies) currently involved in such patent infringement litigation in the United States include: Cancidas, Cubicin,

Emend for Injection, Invanz, Nasonex, Noxafil, and NuvaRing. Similar lawsuits defending the Company’s patent rights may exist in other countries. The Company intends to vigorously defend its patents, which it believes are valid, against infringement by generic companies attempting to market products prior to the expiration of such patents. As with any litigation, there can be no assurance of the outcomes, which, if adverse, could result in significantly shortened periods of exclusivity for these products and, with respect to products acquired through acquisitions, potentially significant intangible asset impairment charges.
Cancidas — In February 2014, a patent infringement lawsuit was filed in the United States against Xellia Pharmaceuticals ApS (Xellia) with respect to Xellia’s application to the FDA seeking pre-patent expiry approval to market a generic version of Cancidas. In June 2015, the district court found that Xellia infringed the Company’s patent and ordered that Xellia’s application not be approved until the patent expires in September 2017 (including pediatric exclusivity). Xellia has appealed this decision, and the appeal will be heard in March 2016. In August 2014, a patent infringement lawsuit was filed in the United States against Fresenius Kabi USA, LLC (Fresenius) in respect of Fresenius’s application to the FDA seeking pre-patent expiry approval to market a generic version of Cancidas. The lawsuit automatically stays FDA approval of Fresenius’s application until December 2016 or until an adverse court decision, if any, whichever may occur earlier.
Cubicin — In March 2012, a patent infringement lawsuit was filed in the United States against Hospira, Inc. (Hospira), with respect to Hospira’s application to the FDA seeking pre-patent expiry approval to market a generic version of Cubicin. A trial was held in February 2014, and in December 2014 the district court found the composition patent, which expires in June 2016, to be valid and infringed. Later patents, expiring in September 2019 and November 2020, were found to be invalid. Hospira appealed the finding that the composition patent is not invalid and the Company cross-appealed the finding that the later patents are invalid. In November 2015, the U.S. Court of Appeals for the Federal Circuit affirmed the lower court decision. Hospira’s application will not be approved until at least June 2016.
In October 2013, a patent infringement lawsuit was filed in the United States against Strides, Inc. and Agila Specialties Private Limited (Strides/Agila), with respect to Strides/Agila’s application to the FDA seeking pre-patent expiry approval to market a generic version of Cubicin. As a result of the Hospira decision, Strides/Agila’s application will not be approved until at least June 2016.
In July 2014, a patent infringement lawsuit was filed in the United States against Fresenius, with respect to Fresenius’s application to the FDA seeking pre-patent expiry approval to market a generic version of Cubicin. As a result of the Hospira decision, Fresenius’s application will not be approved until at least June 2016.
In December 2015, a patent infringement lawsuit was filed in the United States against Sagent Pharmaceuticals, Inc. (Sagent), with respect to Sagent’s application to the FDA seeking pre-patent expiry approval to market a generic version of Cubicin. As a result of the Hospira decision, Sagent’s application will not be approved until at least June 2016.
In December 2015, a patent infringement lawsuit was filed in the United States against Actavis LLC (Actavis), with respect to Actavis’s application to the FDA seeking pre-patent expiry approval to market a generic version of Cubicin. As a result of the Hospira decision, Actavis’s application will not be approved until at least June 2016.
In January 2016, a patent infringement lawsuit was filed in the United States against Dr. Reddy’s Laboratories, Ltd. and Dr. Reddy’s Laboratories, Inc. (Dr. Reddy), with respect to Dr. Reddy’s application to the FDA seeking pre-patent expiry approval to market a generic version of Cubicin. As a result of the Hospira decision, Dr. Reddy’s application will not be approved until at least June 2016.
An earlier district court action against Teva Parenteral Medicines Inc., Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. (collectively, Teva) resulted in a settlement whereby Teva can launch a generic version of Cubicin at the latest in December 2017, or earlier under certain conditions, but in no event before June 2016.
In October 2014, Agila Specialties Inc. and Mylan Pharmaceuticals Inc. (Agila/Mylan) filed petitions for Inter Partes Review (IPR) at the United States Patent and Trademark Office (USPTO) seeking the invalidity of the September 2019 and November 2020 patents. In April 2015, Agila/Mylan withdrew its petitions for IPR in exchange for the Company agreeing to narrow the issues in the Strides/Agila lawsuit referenced above. In November 2014, Fresenius filed petitions for IPR at the USPTO seeking the invalidity of the September 2019 patents. In May 2015, the

USPTO granted Fresenius’s petition for an IPR on the September 2019 patents. The IPR hearing was held in February 2016. In July 2015, Fresenius filed petitions for IPR seeking invalidity of the November 2020 patents. In January 2016, the USPTO granted Fresenius’s petition for an IPR on the November 2020 patents.
Emend for Injection — In May 2012, a patent infringement lawsuit was filed in the United States against Sandoz Inc. (Sandoz) in respect of Sandoz’s application to the FDA seeking pre-patent expiry approval to market a generic version of Emend for Injection. A trial in the lawsuit against Sandoz was held and, in August 2015, the court found that the Company’s patent was infringed and not invalid. The court ordered that Sandoz’s application not be approved until the expiration of the Company’s patent in 2019. In December 2015, Sandoz dropped its appeal of the court’s decision. In June 2012, a patent infringement lawsuit was filed in the United States against Accord Healthcare, Inc. US, Accord Healthcare, Inc. and Intas Pharmaceuticals Ltd (collectively, Intas) in respect of Intas’s application to the FDA seeking pre-patent expiry approval to market a generic version of Emend for Injection. The Company agreed with Intas to stay the lawsuit until the outcome of the lawsuit with Sandoz. In October 2015, following the Sandoz decision, the court found that the Company’s patent was infringed and not invalid. The court ordered that Intas’s application not be approved until the expiration of the Company’s patent in 2019. In July 2014, a patent infringement lawsuit was filed in the United States against Fresenius in respect of Fresenius’s application to the FDA seeking pre-patent expiry approval to market a generic version of Emend for Injection. In January 2016, the parties settled this matter. Under the terms of the settlement, Fresenius will not be entitled to enter the market pre-patent expiry except under certain conditions. In December 2014, Apotex Inc. (Apotex) filed a petition for IPR at the USPTO seeking the invalidity of claims in the compound patent covering Emend for Injection. The USPTO rejected Apotex’s petition in June 2015.
Invanz — In July 2014, a patent infringement lawsuit was filed in the United States against Hospira in respect of Hospira’s application to the FDA seeking pre-patent expiry approval to market a generic version of Invanz. The lawsuit automatically stays FDA approval of Hospira’s application until November 2016 or until an adverse court decision, if any, whichever may occur earlier. Since Hospira did not challenge an earlier patent covering Invanz, its application to the FDA will not be approved until at least that patent expires in May 2016. The trial in this matter is scheduled to begin in April 2016. In August 2015, a patent infringement lawsuit was filed in the United States against Savior Lifetec Corporation (Savior) in respect of Savior’s application to the FDA seeking pre-patent expiry approval to market a generic version of Invanz. The lawsuit automatically stays FDA approval of Savior’s application until November 2017 or until an adverse court decision, if any, whichever may occur earlier. Since Savior did not challenge an earlier patent covering Invanz, its application to the FDA will not be approved until at least that patent expires in May 2016.
Nasonex — In July 2014, a patent infringement lawsuit was filed in the United States against Teva Pharmaceuticals USA, Inc. (Teva Pharma) in respect of Teva Pharma’s application to the FDA seeking pre-patent expiry approval to market a generic version of Nasonex. The lawsuit automatically stays FDA approval of Teva Pharma’s application until November 2016 or until an adverse court decision, if any, whichever may occur earlier. The trial in this matter is scheduled to begin in May 2016. In March 2015, a patent infringement lawsuit was filed in the United States against Amneal Pharmaceuticals LLC (Amneal), in respect of Amneal’s application to the FDA seeking pre-patent expiry approval to market a generic version of Nasonex. The lawsuit automatically stays FDA approval of Amneal’s application until August 2017 or until an adverse court decision, if any, whichever may occur earlier. The trial in this matter is scheduled to begin in June 2016.
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
NuvaRing — In December 2013, the Company filed a lawsuit against a subsidiary of Allergan in the United States in respect of that company’s application to the FDA seeking pre-patent expiry approval to sell a generic version of NuvaRing. The trial in this matter was held in January 2016 and the Company is awaiting the court’s decision. In September 2015, the Company filed a lawsuit against Teva Pharma in the United States in respect of that company’s application to the FDA seeking pre-patent expiry approval to sell a generic version of NuvaRing.

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
In May 2014, the Company filed a lawsuit in the UK seeking revocation of the UK national versions of both the ’878 and ’336 patents. In July 2014, Ono and BMS sued the Company seeking a declaration that the ’878 patent would be infringed in the UK by the marketing of Keytruda. The Company has sought a declaration from the UK court that Keytruda will not infringe the ’336 patent in the UK. BMS and Ono notified the Company of their request to amend the claims of the EPO ’336 patent and of their intention to seek permission from the court to similarly amend the UK national version so that the claims of the ’336 patent would no longer broadly claim anti-PD-1 antibodies such as Keytruda. A trial was held in the UK in July 2015. At that trial, the issues of validity and infringement of the ’878 patent were heard at the same time by the court. In October 2015, the court issued its judgment, finding the ’878 patent valid and infringed. Merck appealed this judgment.
In February 2015, the Company filed lawsuits in the Netherlands seeking revocation of the Dutch national versions of both the ’878 and ’336 patents. BMS and Ono amended the claims of the ’336 patent so that the claims of the ’336 patent no longer broadly claim anti-PD-1 antibodies such as Keytruda. Trial regarding the validity and infringement of the ’878 patent was held in January 2016 and the Company is anticipating a decision in April 2016.
In December 2015, BMS and Ono filed lawsuits against the Company in France, Ireland, Switzerland and Germany alleging infringement of the ’878 patent. In January 2016, BMS and Ono filed a lawsuit against the Company in Spain alleging infringement of the ’878 patent. In France, BMS and Ono have filed for preliminary relief seeking payment of damages in France while the case is pending. A hearing on this preliminary relief is set for February 2016. Dates for trials regarding the validity and infringement of the Irish, French, Swiss and Spanish national versions of the ’878 patent have not yet been scheduled. A trial concerning the infringement of the German version of the ’878 patent is currently scheduled to begin in March 2017.
The Company continues to believe the ’878 patent is invalid.
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
The USPTO granted US Patent Nos. 8,728,474 to Ono and 8,779,105 to Ono and BMS. These patents are equivalent to the ’878 and ’336 patents, respectively. In September 2014, BMS and Ono filed a lawsuit in the United States alleging that, by marketing Keytruda, the Company will infringe US Patent No. 8,728,474. BMS and Ono are not seeking to prevent or stop the marketing of Keytruda in the United States. The trial in this matter is currently scheduled to begin in April 2017. The Company believes that the 8,728,474 patent and the 8,779,105 patent are both invalid. Recently, Ono filed lawsuits in the United States alleging that, by marketing Keytruda, the Company will infringe US Patent Nos. 9,067,999 and 9,073,994, which are patents related to the 8,728,474 patent. The Company believes the 9,067,999 and 9,073,994 patents are also invalid.
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

Legal Defense Reserves
Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. Some of the significant factors considered in the review of these legal defense reserves are as follows: the actual costs incurred by the Company; the development of the Company’s legal defense strategy and structure in light of the scope of its litigation; the number of cases being brought against the Company; the costs and outcomes of completed trials and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the associated litigation. The amount of legal defense reserves as of December 31, 2015 and December 31, 2014 of approximately $245 million and $215 million, respectively, represents the Company’s best estimate of the minimum amount of defense costs to be incurred in connection with its outstanding litigation; however, events such as additional trials and other events that could arise in the course of its litigation could affect the ultimate amount of legal defense costs to be incurred by the Company. The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase the reserves at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.

Environmental Matters
As previously disclosed, Merck’s facilities in Oss, the Netherlands, were inspected by the Province of Brabant (the Province) pursuant to the Dutch Hazards of Major Accidents Decree and the sites’ environmental permits. The Province issued penalties for alleged violations of regulations governing preventing and managing accidents with hazardous substances, and the government also issued a fine for alleged environmental violations at one of the Oss facilities, which together totaled $235 thousand. The Company was subsequently advised that a criminal investigation had been initiated based upon certain of the issues that formed the basis of the administrative enforcement action by the Province. The Company intends to defend itself against any enforcement action that may result from this investigation.
In May 2015, the Environmental Protection Agency conducted an air compliance evaluation of the Company’s pharmaceutical manufacturing facility in Elkton, Virginia. As a result of the investigation, the Company was recently issued a Notice of Noncompliance and Show Cause Notification relating to certain federally enforceable requirements applicable to the Elkton facility. The Company is attempting to resolve these alleged violations by way of settlement but will defend itself if settlement cannot be reached.
The Company and its subsidiaries are parties to a number of proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, and other federal and state equivalents. These proceedings seek to require the operators of hazardous waste disposal facilities, transporters of waste to the sites and generators of hazardous waste disposed of at the sites to clean up the sites or to reimburse the government for cleanup costs. The Company has been made a party to these proceedings as an alleged generator of waste disposed of at the sites. In each case, the government alleges that the defendants are jointly and severally liable for the cleanup costs. Although joint and several liability is alleged, these proceedings are frequently resolved so that the allocation of cleanup costs among the parties more nearly reflects the relative contributions of the parties to the site situation. The Company’s potential liability varies greatly from site to site. For some sites the potential liability is de minimis and for others the final costs of cleanup have not yet been determined. While it is not feasible to predict the outcome of many of these proceedings brought by federal or state agencies or private litigants, in the opinion of the Company, such proceedings should not ultimately result in any liability which would have a material adverse effect on the financial position, results of operations, liquidity or capital resources of the Company. The Company has taken an active role in identifying and accruing for these costs and such amounts do not include any reduction for anticipated recoveries of cleanup costs from former site owners or operators or other recalcitrant potentially responsible parties.
In management’s opinion, the liabilities for all environmental matters that are probable and reasonably estimable have been accrued and totaled $109 million and $125 million at December 31, 2015 and 2014, respectively. These liabilities are undiscounted, do not consider potential recoveries from other parties and will be paid out over the periods of remediation for the applicable sites, which are expected to occur primarily over the next 15 years. Although it is not possible to predict with certainty the outcome of these matters, or the ultimate costs of remediation, management does not believe that any reasonably possible expenditures that may be incurred in excess of the liabilities accrued should exceed $57 million in the aggregate. Management also does not believe that these expenditures should result in a material adverse effect on the Company’s financial position, results of operations, liquidity or capital resources for any year.
11.    Equity
The Merck certificate of incorporation authorizes 6,500,000,000 shares of common stock and 20,000,000 shares of preferred stock.

Capital Stock
A summary of common stock and treasury stock transactions (shares in millions) is as follows:

	2015		2014		2013
	Common Stock	Treasury Stock	Common Stock	Treasury Stock	Common Stock	Treasury Stock
Balance January 1	3,577	739	3,577	650	3,577	550
Purchases of treasury stock	—	75	—	134	—	139
Issuances (1)	—	(18)	—	(45)	—	(39)
Balance December 31	3,577	796	3,577	739	3,577	650

(1)	Issuances primarily reflect activity under share-based compensation plans.

Noncontrolling Interests
In connection with the 1998 restructuring of AMI, Merck assumed $2.4 billion par value preferred stock with a dividend rate of 5% per annum, which was carried by KBI and included in Noncontrolling interests. In 2014, AstraZeneca exercised its option to acquire Merck’s interest in AZLP (see Note 8) and this preferred stock obligation was retired.
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
At December 31, 2015, 134 million shares collectively were authorized for future grants under the Company’s share-based compensation plans. These awards are settled primarily with treasury shares.

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
Total pretax share-based compensation cost recorded in 2015, 2014 and 2013 was $299 million, $278 million and $276 million, respectively, with related income tax benefits of $93 million, $86 million and $84 million, respectively.
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
The weighted average exercise price of options granted in 2015, 2014 and 2013 was $59.73, $58.14 and $45.01 per option, respectively. The weighted average fair value of options granted in 2015, 2014 and 2013 was $6.46, $6.79 and $6.21 per option, respectively, and were determined using the following assumptions:

Years Ended December 31	2015	2014	2013
Expected dividend yield	4.1%	4.3%	4.2%
Risk-free interest rate	1.7%	2.0%	1.2%
Expected volatility	19.9%	22.0%	25.0%
Expected life (years)	6.2	6.4	7.0
Summarized information relative to stock option plan activity (options in thousands) is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2015	76,135	$39.05
Granted	5,565	59.73
Exercised	(13,779)	35.23
Forfeited	(3,253)	39.10
Outstanding December 31, 2015	64,668	$41.64	3.71	$785
Exercisable December 31, 2015	54,990	$39.12	2.87	$765

Additional information pertaining to stock option plans is provided in the table below:

Years Ended December 31	2015	2014	2013
Total intrinsic value of stock options exercised	$332	$626	$374
Fair value of stock options vested	30	35	42
Cash received from the exercise of stock options	485	1,560	1,210
A summary of nonvested RSU and PSU activity (shares in thousands) is as follows:

	RSUs		PSUs
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested January 1, 2015	15,634	$46.66	1,882	$52.81
Granted	4,562	59.66	909	51.84
Vested	(5,774)	39.45	(743)	44.58
Forfeited	(1,022)	52.64	(164)	55.66
Nonvested December 31, 2015	13,400	$53.73	1,884	$55.33
At December 31, 2015, there was $407 million of total pretax unrecognized compensation expense related to nonvested stock options, RSU and PSU awards which will be recognized over a weighted average period of 1.9 years. For segment reporting, share-based compensation costs are unallocated expenses.
13.    Pension and Other Postretirement Benefit Plans
The Company has defined benefit pension plans covering eligible employees in the United States and in certain of its international subsidiaries. Beginning on January 1, 2013, active participants in Merck’s primary U.S. defined benefit pension plans are accruing pension benefits using cash balance formulas based on age, service, pay and interest. However, during a transition period from January 1, 2013 through December 31, 2019, participants will earn the greater of the benefit as calculated under the employee’s legacy final average pay formula or their cash balance formula. For all years of service after December 31, 2019, participants will earn future benefits under only the cash balance formula. In addition, the Company provides medical benefits, principally to its eligible U.S. retirees and their dependents, through its other postretirement benefit plans. The Company uses December 31 as the year-end measurement date for all of its pension plans and other postretirement benefit plans.

Net Periodic Benefit Cost
The net periodic benefit cost for pension and other postretirement benefit plans consisted of the following components:

	Pension Benefits
	U.S.			International			Other Postretirement Benefits
Years Ended December 31	2015	2014	2013	2015	2014	2013	2015	2014	2013
Service cost	$307	$300	$386	$251	$266	$296	$80	$78	$102
Interest cost	434	425	402	206	269	263	110	115	107
Expected return on plan assets	(819)	(782)	(721)	(379)	(416)	(376)	(143)	(139)	(126)
Net amortization	158	74	251	104	59	85	(59)	(71)	(50)
Termination benefits	22	53	51	1	11	7	7	22	50
Curtailments	(12)	(69)	(22)	(9)	(4)	(1)	(19)	(39)	(11)
Settlements	1	11	1	12	6	22	—	—	—
Net periodic benefit cost (credit)	$91	$12	$348	$186	$191	$296	$(24)	$(34)	$72
The changes in net periodic benefit cost for pension and other postretirement benefit plans year over year are largely attributable to changes in the discount rate affecting net amortization.

In connection with restructuring actions (see Note 3), termination charges were recorded in 2015, 2014 and 2013 on pension and other postretirement benefit plans related to expanded eligibility for certain employees exiting Merck. Also, in connection with these restructuring activities, curtailments were recorded in 2015, 2014 and 2013 on pension and other postretirement benefit plans.
In addition, settlements were recorded in 2015, 2014 and 2013 on certain U.S. and international pension plans.

Obligations and Funded Status
Summarized information about the changes in plan assets and benefit obligations, the funded status and the amounts recorded at December 31 is as follows:

	Pension Benefits				Other Postretirement Benefits
	U.S.		International
	2015	2014	2015	2014	2015	2014
Fair value of plan assets January 1	$9,984	$10,007	$7,724	$7,428	$1,984	$1,913
Actual return on plan assets	(226)	484	138	1,099	(34)	114
Company contributions	66	92	163	276	63	67
Effects of exchange rate changes	—	—	(568)	(816)	(1)	—
Benefits paid	(523)	(535)	(196)	(245)	(99)	(110)
Settlements	(35)	(64)	(66)	(31)	—	—
Other	—	—	9	13	—	—
Fair value of plan assets December 31	$9,266	$9,984	$7,204	$7,724	$1,913	$1,984
Benefit obligation January 1	$10,632	$8,666	$8,331	$7,389	$2,638	$2,329
Service cost	307	300	251	266	80	78
Interest cost	434	425	206	269	110	115
Actuarial (gains) losses	(1,102)	1,857	(127)	1,605	(384)	212
Benefits paid	(523)	(535)	(196)	(245)	(99)	(110)
Effects of exchange rate changes	—	—	(647)	(864)	(11)	(6)
Plan amendments	—	—	(1)	(4)	(531)	—
Curtailments	(14)	(70)	(15)	(76)	(3)	3
Termination benefits	22	53	1	11	7	22
Settlements	(35)	(64)	(66)	(31)	—	—
Other	2	—	(4)	11	3	(5)
Benefit obligation December 31	$9,723	$10,632	$7,733	$8,331	$1,810	$2,638
Funded status December 31	$(457)	$(648)	$(529)	$(607)	$103	$(654)
Recognized as:
Other assets	$179	$68	$567	$565	$359	$1
Accrued and other current liabilities	(48)	(41)	(7)	(11)	(10)	(11)
Other noncurrent liabilities	(588)	(675)	(1,089)	(1,161)	(246)	(644)
At December 31, 2015 and 2014, the accumulated benefit obligation was $16.7 billion and $17.9 billion, respectively, for all pension plans, of which $9.4 billion and $10.1 billion, respectively, related to U.S. pension plans.
Actuarial gains in 2015 reflect a change in the discount rate. Actuarial losses in 2014 reflect a change in the discount rate and, for U.S. plans, also reflect an impact for the Company’s adoption of new retirement plan mortality assumptions issued by the Society of Actuaries in October 2014.
The decline in the benefit obligation for other postretirement benefits in 2015 resulting from plan amendments primarily reflects changes to Merck’s retiree medical benefits approved by the Company in December 2015. The changes provide that, beginning in 2017, Merck will provide access to retiree health insurance coverage that supplements government-sponsored Medicare through a private insurance marketplace. This new approach will allow Medicare-eligible retirees to choose insurance with the terms, cost and coverage that best fits their needs, while still receiving financial support as determined by Merck. The Company’s subsidy for these retirees for medical coverage in 2017 is expected to be comparable to 2016. Future changes in support, if any, will be based on a number of factors such as business conditions, government actions, marketplace changes and the general consumer inflation rate.
Information related to the funded status of selected pension plans at December 31 is as follows:

	U.S.		International
	2015	2014	2015	2014
Pension plans with a projected benefit obligation in excess of plan assets
Projected benefit obligation	$1,310	$3,963	$5,093	$5,513
Fair value of plan assets	674	3,247	3,996	4,341
Pension plans with an accumulated benefit obligation in excess of plan assets
Accumulated benefit obligation	$611	$810	$4,812	$2,749
Fair value of plan assets	—	138	3,964	1,870

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
Level 3 —  Unobservable inputs that are supported by little or no market activity. The Level 3 assets are those whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques with significant unobservable inputs, as well as instruments for which the determination of fair value requires significant judgment or estimation. At December 31, 2015 and 2014, $516 million and $580 million, respectively, or approximately 3% of the Company’s pension investments at each year end, were categorized as Level 3 assets.
If the inputs used to measure the financial assets fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The fair values of the Company’s pension plan assets at December 31 by asset category are as follows:

	Fair Value Measurements Using				Fair Value Measurements Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	2015				2014
U.S. Pension Plans
Assets
Cash and cash equivalents	$—	$189	$—	$189	$2	$234	$—	$236
Investment funds
Developed markets equities	566	3,704	—	4,270	540	4,518	—	5,058
Emerging markets equities	87	632	—	719	107	718	—	825
Government and agency obligations	—	181	—	181	—	31	—	31
Fixed income obligations	—	134	—	134	—	132	—	132
Equity securities
Developed markets	2,444	—	—	2,444	2,169	—	—	2,169
Fixed income securities
Government and agency obligations	—	391	—	391	—	516	—	516
Corporate obligations	—	679	—	679	—	722	—	722
Mortgage and asset-backed securities	—	236	—	236	—	245	—	245
Other investments
Derivatives	—	—	—	—	1	31	—	32
Other	—	—	23	23	—	—	28	28
Liabilities
Derivatives	—	—	—	—	—	10	—	10
	$3,097	$6,146	$23	$9,266	$2,819	$7,137	$28	$9,984
International Pension Plans
Assets
Cash and cash equivalents	$63	$9	$—	$72	$208	$13	$—	$221
Investment funds
Developed markets equities	184	3,024	—	3,208	217	2,991	—	3,208
Emerging markets equities	21	228	—	249	31	256	—	287
Government and agency obligations	305	1,269	—	1,574	317	1,410	—	1,727
Corporate obligations	173	159	—	332	183	170	—	353
Fixed income obligations	8	10	—	18	9	16	—	25
Real estate (1)	—	3	10	13	—	8	29	37
Equity securities
Developed markets	496	—	—	496	509	—	—	509
Fixed income securities
Government and agency obligations	2	465	—	467	28	448	—	476
Corporate obligations	—	161	—	161	2	190	1	193
Mortgage and asset-backed securities	—	68	—	68	—	90	—	90
Other investments
Insurance contracts (2)	—	60	481	541	—	69	521	590
Other	—	3	2	5	3	4	1	8
	$1,252	$5,459	$493	$7,204	$1,507	$5,665	$552	$7,724

(1)	The plans’ Level 3 investments in real estate funds are generally valued by market appraisals of the underlying investments in the funds.

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

The table below provides a summary of the changes in fair value, including transfers in and/or out, of all financial assets measured at fair value using significant unobservable inputs (Level 3) for the Company’s pension plan assets:

	2015				2014
	Insurance Contracts	Real Estate	Other	Total	Insurance Contracts	Real Estate	Other	Total
U.S. Pension Plans
Balance January 1	$—	$—	$28	$28	$—	$—	$31	$31
Actual return on plan assets:
Relating to assets still held at December 31	—	—	(3)	(3)	—	—	1	1
Relating to assets sold during the year	—	—	5	5	—	—	4	4
Purchases	—	—	1	1	—	—	1	1
Sales	—	—	(8)	(8)	—	—	(9)	(9)
Balance December 31	$—	$—	$23	$23	$—	$—	$28	$28
International Pension Plans
Balance January 1	$521	$29	$2	$552	$540	$49	$2	$591
Actual return on plan assets:
Relating to assets still held at December 31	(23)	(3)	—	(26)	(35)	(4)	—	(39)
Relating to assets sold during the year	—	—	—	—	—	—	—	—
Purchases	20	—	—	20	22	—	—	22
Sales	(31)	(16)	—	(47)	(3)	(10)	—	(13)
Transfers out of Level 3	(6)	—	—	(6)	(3)	(6)	—	(9)
Balance December 31	$481	$10	$2	$493	$521	$29	$2	$552
The fair values of the Company’s other postretirement benefit plan assets at December 31 by asset category are as follows:

	Fair Value Measurements Using				Fair Value Measurements Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	2015				2014
Assets
Cash and cash equivalents	$65	$17	$—	$82	$60	$20	$—	$80
Investment funds
Developed markets equities	53	540	—	593	51	613	—	664
Emerging markets equities	29	82	—	111	36	93	—	129
Government and agency obligations	2	16	—	18	3	2	—	5
Fixed income obligations	—	12	—	12	—	12	—	12
Equity securities
Developed markets	229	—	—	229	204	—	—	204
Fixed income securities
Government and agency obligations	—	339	—	339	—	333	—	333
Corporate obligations	—	311	—	311	—	336	—	336
Mortgage and asset-backed securities	—	218	—	218	—	219	—	219
Other investments
Derivatives	—	—	—	—	—	2	—	2
	$378	$1,535	$—	$1,913	$354	$1,630	$—	$1,984

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

Expected Contributions
Expected contributions during 2016 are approximately $50 million for U.S. pension plans, approximately $150 million for international pension plans and approximately $60 million for other postretirement benefit plans.

Expected Benefit Payments
Expected benefit payments are as follows:

	U.S. Pension Benefits	International Pension Benefits	Other Postretirement Benefits
2016	$528	$206	$101
2017	532	188	100
2018	555	198	104
2019	596	201	108
2020	610	211	111
2021 — 2025	3,414	1,179	624
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

	Pension Plans						Other Postretirement Benefit Plans
	U.S.			International
Years Ended December 31	2015	2014	2013	2015	2014	2013	2015	2014	2013
Net gain (loss) arising during the period	$73	$(2,085)	$2,676	$(66)	$(779)	$513	$209	$(223)	$499
Prior service (cost) credit arising during the period	(13)	(59)	(23)	(4)	(8)	226	511	(42)	26
	$60	$(2,144)	$2,653	$(70)	$(787)	$739	$720	$(265)	$525
Net loss amortization included in benefit cost	$214	$135	$318	$118	$74	$89	$5	$1	$23
Prior service (credit) cost amortization included in benefit cost	(56)	(61)	(67)	(14)	(15)	(4)	(64)	(72)	(73)
	$158	$74	$251	$104	$59	$85	$(59)	$(71)	$(50)
The estimated net loss (gain) and prior service cost (credit) amounts that will be amortized from AOCI into net pension and postretirement benefit cost during 2016 are $202 million and $(67) million, respectively, for pension plans (of which $115 million and $(55) million, respectively, relates to U.S. pension plans). The estimated prior service cost (credit) amounts that will be amortized from AOCI into net pension and postretirement benefit cost during 2016 for other postretirement benefit plans is $(106) million.

Actuarial Assumptions
The Company reassesses its benefit plan assumptions on a regular basis. The weighted average assumptions used in determining U.S. pension and other postretirement benefit plan and international pension plan information are as follows:

	U.S. Pension and Other Postretirement Benefit Plans			International Pension Plans
December 31	2015	2014	2013	2015	2014	2013
Net periodic benefit cost
Discount rate	4.20%	4.90%	4.10%	2.70%	3.80%	3.60%
Expected rate of return on plan assets	8.50%	8.50%	8.50%	5.70%	6.00%	5.80%
Salary growth rate	4.40%	4.50%	4.50%	2.90%	3.10%	3.30%
Benefit obligation
Discount rate	4.80%	4.20%	5.10%	2.80%	2.70%	3.80%
Salary growth rate	4.30%	4.40%	4.50%	2.90%	2.90%	3.10%
For both the pension and other postretirement benefit plans, the discount rate is evaluated on measurement dates and modified to reflect the prevailing market rate of a portfolio of high-quality fixed-income debt instruments that would provide the future cash flows needed to pay the benefits included in the benefit obligation as they come due. The expected rate of return for both the pension and other postretirement benefit plans represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid and is determined on a plan basis. In developing the expected rate of return within each plan, long-term historical returns data are considered as well as actual returns on the plan assets and other capital markets experience. Using this reference information, the long-term return expectations for each asset category and a weighted average expected return for each plan’s target portfolio is developed, according to the allocation among those investment categories. The expected portfolio performance reflects the contribution of active management as appropriate. For 2016, the Company’s expected rate of return will range from 7.30% to 8.75%, the same range as in 2015 for its U.S. pension and other postretirement benefit plans.
The health care cost trend rate assumptions for other postretirement benefit plans are as follows:

December 31	2015	2014
Health care cost trend rate assumed for next year	6.8%	6.9%
Rate to which the cost trend rate is assumed to decline	4.5%	4.6%
Year that the trend rate reaches the ultimate trend rate	2027	2027
A one percentage point change in the health care cost trend rate would have had the following effects:

	One Percentage Point
	Increase	Decrease
Effect on total service and interest cost components	$34	$(27)
Effect on benefit obligation	75	(64)

Savings Plans
The Company also maintains defined contribution savings plans in the United States. The Company matches a percentage of each employee’s contributions consistent with the provisions of the plan for which the employee is eligible. Total employer contributions to these plans in 2015, 2014 and 2013 were $125 million, $124 million and $138 million, respectively.

14.    Other (Income) Expense, Net
Other (income) expense, net, consisted of:

Years Ended December 31	2015	2014	2013
Interest income	$(289)	$(266)	$(264)
Interest expense	672	732	801
Exchange losses	1,277	180	290
Equity income from affiliates	(205)	(257)	(404)
Other, net	72	(12,002)	(12)
	$1,527	$(11,613)	$411
The increase in exchange losses in 2015 was driven by Venezuela. During the second quarter of 2015, upon evaluation of evolving economic conditions in Venezuela and volatility in the country, the Company determined it was unlikely that all outstanding net monetary assets would be settled at the official rate of 6.30 VEF (Bolívar Fuertes) per U.S. dollar. Accordingly, during the second quarter of 2015, the Company recorded a charge of $715 million to devalue its net monetary assets in Venezuela to an amount that included the Company’s estimate of the U.S. dollar amount that would ultimately be collected. During the third quarter of 2015, the Company recorded additional exchange losses of $138 million in the aggregate reflecting the ongoing effect of translating transactions and net monetary assets consistent with the second quarter. In the fourth quarter of 2015, as a result of the further deterioration of economic conditions in Venezuela, and continued declines in transactions which were settled at the official rate, the Company began using the SIMADI rate to report its Venezuelan operations. The Company also revalued its remaining net monetary assets at the SIMADI rate, which resulted in an additional charge in the fourth quarter of 2015 of $161 million. Exchange losses in 2013 reflect $140 million of losses due to a Venezuelan currency devaluation. In February 2013, the Venezuelan government devalued its currency from 4.30 VEF per U.S. dollar to 6.30 VEF per U.S. dollar. The Company recognized losses due to exchange of approximately $140 million in 2013 resulting from the remeasurement of the local monetary assets and liabilities at the new rate. Since January 2010, Venezuela has been designated hyperinflationary and, as a result, local foreign operations are remeasured in U.S. dollars with the impact recorded in results of operations.
The decline in equity income from affiliates in 2015 and 2014 as compared with 2013 was driven primarily by the termination of the Company’s relationship with AZLP on June 30, 2014 (see Note 8). In 2015, the lower equity income from AZLP was partially offset by higher equity income from certain research investment funds.
Other, net (as presented in the table above) in 2015 includes a $680 million net charge related to the settlement of Vioxx shareholder class action litigation (see Note 10) and an expense of $78 million for a contribution of investments in equity securities to the Merck Foundation, partially offset by a $250 million gain on the sale of certain migraine clinical development programs (see Note 4), a $147 million gain on the divestiture of Merck’s remaining ophthalmics business in international markets (see Note 4), and the recognition of $182 million of deferred income related to AstraZeneca’s option exercise (see Note 8). Other, net in 2014 includes an $11.2 billion gain on the divestiture of MCC (see Note 4), a gain of $741 million related to AstraZeneca’s option exercise (see Note 8), a $480 million gain on the divestiture of certain ophthalmic products in several international markets (see Note 4), a gain of $204 million related to the divestiture of Sirna (see Note 4) and the recognition of $140 million of deferred income related to AstraZeneca’s option exercise, partially offset by a $628 million loss on extinguishment of debt (see Note 9) and a $93 million goodwill impairment charge related to the Company’s joint venture with Supera (see Note 7).
Interest paid was $653 million in 2015, $852 million in 2014 and $922 million in 2013.

15.    Taxes on Income
A reconciliation between the effective tax rate and the U.S. statutory rate is as follows:

	2015		2014		2013
	Amount	Tax Rate	Amount	Tax Rate	Amount	Tax Rate
U.S. statutory rate applied to income before taxes	$1,890	35.0%	$6,049	35.0%	$1,941	35.0%
Differential arising from:
Foreign earnings	(2,105)	(39.0)	(1,367)	(7.9)	(1,296)	(23.4)
Tax settlements	(417)	(7.7)	(89)	(0.5)	(497)	(9.0)
AstraZeneca option exercise	—	—	(774)	(4.5)	—	—
Sale of Sirna Therapeutics, Inc.	—	—	(357)	(2.1)	—	—
The American Taxpayer Relief Act of 2012	—	—	—	—	(269)	(4.8)
Impact of purchase accounting adjustments, including amortization	797	14.8	1,013	5.9	990	17.8
Foreign currency devaluation related to Venezuela	321	5.9	—	—	27	0.5
Unremitted foreign earnings	260	4.8	(209)	(1.2)	(81)	(1.5)
Restructuring	167	3.1	289	1.7	224	4.0
State taxes	159	2.9	7	—	44	0.8
U.S. health care reform legislation	66	1.2	134	0.8	65	1.2
Divestiture of Merck Consumer Care	—	—	440	2.5	—	—
Other (1)	(196)	(3.6)	213	1.2	(120)	(2.1)
	$942	17.4%	$5,349	30.9%	$1,028	18.5%

(1)	Other includes the tax effect of contingency reserves, research credits, tax rate changes and miscellaneous items.
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
The Company’s 2015 effective tax rate reflects the impact of the Protecting Americans From Tax Hikes Act, which was signed into law on December 18, 2015, extending the research credit permanently and the controlled foreign corporation look-through provisions for five years. The Company’s 2014 effective tax rate reflects the impact of the Tax Increase Prevention Act, which was signed into law on December 19, 2014, extending the research credit and the controlled foreign corporation look-through provisions for one year only. The American Taxpayer Relief Act of 2012 was signed into law on January 2, 2013, extending the research credit and the controlled foreign corporation look-through provisions for two years retroactively from January 1, 2012 through December 31, 2013. The Company recorded the entire 2012 benefit of $269 million in 2013, the financial statement period that included the date of enactment.
Income before taxes consisted of:

Years Ended December 31	2015	2014	2013
Domestic	$2,247	$15,730	$3,513
Foreign	3,154	1,553	2,032
	$5,401	$17,283	$5,545

Taxes on income consisted of:

Years Ended December 31	2015	2014	2013
Current provision
Federal	$732	$7,136	$568
Foreign	844	438	923
State	130	375	(133)
	1,706	7,949	1,358
Deferred provision
Federal	(552)	(2,162)	30
Foreign	(163)	(201)	(398)
State	(49)	(237)	38
	(764)	(2,600)	(330)
	$942	$5,349	$1,028
Deferred income taxes at December 31 consisted of:

	2015		2014
	Assets	Liabilities	Assets	Liabilities
Intangibles	$—	$4,962	$—	$3,358
Inventory related	49	752	56	699
Accelerated depreciation	43	910	58	892
Unremitted foreign earnings	—	2,124	—	2,016
Pensions and other postretirement benefits	435	131	778	156
Compensation related	535	—	578	—
Unrecognized tax benefits	412	—	401	—
Net operating losses and other tax credit carryforwards	565	—	379	—
Other	1,217	—	1,535	65
Subtotal	3,256	8,879	3,785	7,186
Valuation allowance	(304)		(265)
Total deferred taxes	$2,952	$8,879	$3,520	$7,186
Net deferred income taxes		$5,927		$3,666
Recognized as:
Other assets	$608		$801
Deferred income taxes		$6,535		$4,467
As discussed in Note 2, the Company elected to retrospectively early adopt new accounting guidance that requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The adoption of this standard had the following impact on the 2014 Consolidated Balance Sheet amounts as previously reported: Other current assets reduced by $568 million, Other assets increased by $400 million, Accrued and other current liabilities reduced by $369 million, Deferred income taxes increased by $201 million.  Total assets and total liabilities as previously reported at December 31, 2014 were each reduced by $168 million.
The Company has net operating loss (NOL) carryforwards in several jurisdictions. As of December 31, 2015, $257 million of deferred taxes on NOL carryforwards relate to foreign jurisdictions, none of which are individually significant. Valuation allowances of $304 million have been established on these foreign NOL carryforwards and other foreign deferred tax assets. In addition, the Company has $308 million of deferred tax assets relating to various U.S. tax credit carryforwards and NOL carryforwards, all of which are expected to be fully utilized prior to expiry.
Income taxes paid in 2015, 2014 and 2013 were $1.8 billion, $7.9 billion and $2.3 billion, respectively. Income taxes paid in 2014 reflects approximately $5.0 billion of taxes paid on the divestiture of MCC. Tax benefits relating to stock option exercises were $109 million in 2015, $202 million in 2014 and $70 million in 2013.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2015	2014	2013
Balance January 1	$3,534	$3,503	$4,425
Additions related to current year positions	198	389	320
Additions related to prior year positions	53	23	177
Reductions for tax positions of prior years (1)	(59)	(156)	(747)
Settlements (1)	(184)	(161)	(603)
Lapse of statute of limitations	(94)	(64)	(69)
Balance December 31	$3,448	$3,534	$3,503

(1)	Amounts reflect the settlements with the IRS as discussed below.
If the Company were to recognize the unrecognized tax benefits of $3.4 billion at December 31, 2015, the income tax provision would reflect a favorable net impact of $3.2 billion.
The Company is under examination by numerous tax authorities in various jurisdictions globally. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits as of December 31, 2015 could decrease by up to $1.2 billion in the next 12 months as a result of various audit closures, settlements or the expiration of the statute of limitations. The ultimate finalization of the Company’s examinations with relevant taxing authorities can include formal administrative and legal proceedings, which could have a significant impact on the timing of the reversal of unrecognized tax benefits. The Company believes that its reserves for uncertain tax positions are adequate to cover existing risks or exposures. However, there is one item that is currently under discussion with the Internal Revenue Service (IRS) relating to the 2006 through 2008 examination. The Company has concluded that its position should be sustained upon audit. However, if this item were to result in an unfavorable outcome or settlement, it could have a material adverse impact on the Company’s financial position, liquidity and results of operations.
Interest and penalties associated with uncertain tax positions amounted to an expense of $102 million in 2015 and $9 million in 2014 and a benefit of $319 million in 2013. These amounts reflect the beneficial impacts of various tax settlements, including those discussed below. Liabilities for accrued interest and penalties were $766 million and $659 million as of December 31, 2015 and 2014, respectively.
The IRS is currently conducting examinations of the Company’s tax returns for the years 2006 through 2008, as well as 2010 and 2011. Although the IRS’s examination of the Company’s 2002-2005 federal tax returns was concluded prior to 2015, one issue relating to a refund claim remained open. During 2015, this issue was resolved and the Company received a refund of approximately $715 million, which exceeded the receivable previously recorded by the Company, resulting in a tax benefit of $410 million.
In addition, various state and foreign tax examinations are in progress. For most of its other significant tax jurisdictions (both U.S. state and foreign), the Company’s income tax returns are open for examination for the period 2003 through 2015.
In 2013, IRS finalized its examination of Schering-Plough’s 2007-2009 tax years. The Company’s unrecognized tax benefits for the years under examination exceeded the adjustments related to this examination period and therefore the Company recorded a net $165 million tax provision benefit in 2013.
In 2013, the Company recorded an out-of-period net tax benefit of $160 million related to an open issue originally raised during the 2003-2006 IRS examination. That issue was settled in the fourth quarter of 2012, with final resolution relating to interest owed being reached in the first quarter of 2013. The Company’s unrecognized tax benefits related to this issue exceeded the settlement amount. Management concluded that the exclusion of this benefit was not material to prior year financial statements.
At December 31, 2015, foreign earnings of $59.2 billion have been retained indefinitely by subsidiary companies for reinvestment; therefore, no provision has been made for income taxes that would be payable upon the distribution of such earnings and it would not be practicable to determine the amount of the related unrecognized deferred income tax liability. In addition, the Company has subsidiaries operating in Puerto Rico and Singapore under tax incentive grants that begin to expire in 2022.

16.    Earnings per Share
The calculations of earnings per share (shares in millions) are as follows:

Years Ended December 31	2015	2014	2013
Net income attributable to Merck & Co., Inc.	$4,442	$11,920	$4,404
Average common shares outstanding	2,816	2,894	2,963
Common shares issuable (1)	25	34	33
Average common shares outstanding assuming dilution	2,841	2,928	2,996
Basic earnings per common share attributable to Merck & Co., Inc. common shareholders	$1.58	$4.12	$1.49
Earnings per common share assuming dilution attributable to Merck & Co., Inc. common shareholders	$1.56	$4.07	$1.47

(1)	Issuable primarily under share-based compensation plans.
In 2015, 2014 and 2013, 9 million, 4 million and 25 million, respectively, of common shares issuable under share-based compensation plans were excluded from the computation of earnings per common share assuming dilution because the effect would have been antidilutive.
17.   Other Comprehensive Income (Loss)
Changes in AOCI by component are as follows:

	Derivatives		Investments		Employee Benefit Plans		Cumulative Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2013, net of taxes	$(97)		$73		$(3,667)		$(991)	$(4,682)
Other comprehensive income (loss) before reclassification adjustments, pretax	335		33		3,917		(383)	3,902
Tax	(132)		(23)		(1,365)		(100)	(1,620)
Other comprehensive income (loss) before reclassification adjustments, net of taxes	203		10		2,552		(483)	2,282
Reclassification adjustments, pretax	42	(1)	(39)	(2)	286	(3)	—	289
Tax	(16)		10		(80)		—	(86)
Reclassification adjustments, net of taxes	26		(29)		206		—	203
Other comprehensive income (loss), net of taxes	229		(19)		2,758		(483)	2,485
Balance December 31, 2013, net of taxes	132		54		(909)		(1,474)	(2,197)
Other comprehensive income (loss) before reclassification adjustments, pretax	778		48		(3,196)		(412)	(2,782)
Tax	(285)		(17)		1,067		(92)	673
Other comprehensive income (loss) before reclassification adjustments, net of taxes	493		31		(2,129)		(504)	(2,109)
Reclassification adjustments, pretax	(146)	(1)	43	(2)	62	(3)	—	(41)
Tax	51		(17)		(10)		—	24
Reclassification adjustments, net of taxes	(95)		26		52		—	(17)
Other comprehensive income (loss), net of taxes	398		57		(2,077)		(504)	(2,126)
Balance December 31, 2014, net of taxes	530		111		(2,986)	(4)	(1,978)	(4,323)
Other comprehensive income (loss) before reclassification adjustments, pretax	526		(9)		710		(158)	1,069
Tax	(177)		(13)		(272)		(28)	(490)
Other comprehensive income (loss) before reclassification adjustments, net of taxes	349		(22)		438		(186)	579
Reclassification adjustments, pretax	(731)	(1)	(73)	(2)	203	(3)	(22)	(623)
Tax	256		25		(62)		—	219
Reclassification adjustments, net of taxes	(475)		(48)		141		(22)	(404)
Other comprehensive income (loss), net of taxes	(126)		(70)		579		(208)	175
Balance December 31, 2015, net of taxes	$404		$41		$(2,407)	(4)	$(2,186)	$(4,148)

(1)	Relates to foreign currency cash flow hedges that were reclassified from AOCI to Sales.

(2)	Represents net realized (gains) losses on the sales of available-for-sale investments that were reclassified from AOCI to Other (income) expense, net.

(3)	Includes net amortization of prior service cost and actuarial gains and losses included in net periodic benefit cost (see Note 13).

(4)
Includes pension plan net loss of $3.3 billion and $3.5 billion at December 31, 2015 and 2014, respectively, and other postretirement benefit plan net loss of $86 million and $228 million at December 31, 2015 and in 2014, respectively, as well as pension plan prior service credit of $414 million and $473 million at December 31, 2015 and 2014, respectively, and other postretirement benefit plan prior service credit of $547 million and $257 million at December 31, 2015 and 2014.

18.    Segment Reporting
The Company’s operations are principally managed on a products basis and are comprised of four operating segments – Pharmaceutical, Animal Health, Alliances and Healthcare Services. The Animal Health, Alliances and Healthcare Services segments are not material for separate reporting and are included in all other in the table below. The Pharmaceutical segment includes human health pharmaceutical and vaccine products marketed either directly by the Company or through joint ventures. Human health pharmaceutical products consist of therapeutic and preventive agents, generally sold by prescription, for the treatment of human disorders. The Company sells these human health pharmaceutical products primarily to drug wholesalers and retailers, hospitals, government agencies and managed health care providers such as health maintenance organizations, pharmacy benefit managers and other institutions. Vaccine products consist of preventive pediatric, adolescent and adult vaccines, primarily administered at physician offices. The Company sells these human health vaccines primarily to physicians, wholesalers, physician distributors and government entities. A large component of pediatric and adolescent vaccines is sold to the U.S. Centers for Disease Control and Prevention Vaccines for Children program, which is funded by the U.S. government. Additionally, the Company sells vaccines to the Federal government for placement into vaccine stockpiles. The Company also has animal health operations that discover, develop, manufacture and market animal health products, including vaccines, which the Company sells to veterinarians, distributors and animal producers. Merck’s Alliances segment primarily includes results from the Company’s relationship with AstraZeneca LP until the termination of that relationship on June 30, 2014. The Company’s Healthcare Services segment provides services and solutions that focus on engagement, health analytics and clinical services to improve the value of care delivered to patients. On October 1, 2014, the Company divested its Consumer Care segment (see Note 4) that developed, manufactured and marketed over-the-counter, foot care and sun care products.
The accounting policies for the segments described above are the same as those described in Note 2.

Sales of the Company’s products were as follows:

Years Ended December 31	2015	2014	2013
Primary Care and Women’s Health
Cardiovascular
Zetia	$2,526	$2,650	$2,658
Vytorin	1,251	1,516	1,643
Diabetes
Januvia	3,863	3,931	4,004
Janumet	2,151	2,071	1,829
General Medicine and Women’s Health
NuvaRing	732	723	686
Implanon/Nexplanon	588	502	403
Dulera	536	460	324
Follistim AQ	383	412	481
Hospital and Specialty
Hepatitis
PegIntron	182	381	496
HIV
Isentress	1,511	1,673	1,643
Hospital Acute Care
Cubicin (1)	1,127	25	24
Cancidas	573	681	660
Invanz	569	529	488
Noxafil	487	402	309
Bridion	353	340	288
Primaxin	313	329	335
Immunology
Remicade	1,794	2,372	2,271
Simponi	690	689	500
Oncology
Keytruda	566	55	—
Emend	535	553	507
Temodar	312	350	708
Diversified Brands
Respiratory
Singulair	931	1,092	1,196
Nasonex	858	1,099	1,335
Clarinex	187	232	235
Other
Cozaar/Hyzaar	667	806	1,006
Arcoxia	471	519	484
Fosamax	359	470	560
Zocor	217	258	301
Propecia	183	264	283
Vaccines (2)
Gardasil/Gardasil 9	1,908	1,738	1,831
ProQuad/M-M-R II/Varivax	1,505	1,394	1,306
Zostavax	749	765	758
RotaTeq	610	659	636
Pneumovax 23	542	746	653
Other pharmaceutical (3)	4,553	5,356	6,596
Total Pharmaceutical segment sales	34,782	36,042	37,437
Other segment sales (4)	3,659	5,758	6,397
Total segment sales	38,441	41,800	43,834
Other (5)	1,057	437	199
	$39,498	$42,237	$44,033

(1)	Sales of Cubicin in 2015 represent sales subsequent to the Cubist acquisition date. Sales of Cubicin in 2014 and 2013 reflect sales in Japan pursuant to a previously existing licensing agreement.

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

(4)
Represents the non-reportable segments of Animal Health, Alliances and Healthcare Services, as well as Consumer Care until its divestiture on October 1, 2014 (see Note 4). The Alliances segment includes revenue from the Company’s relationship with AZLP until termination on June 30, 2014 (see Note 8).

(5)
Other revenues are primarily comprised of miscellaneous corporate revenues, including revenue hedging activities, as well as third-party manufacturing sales. Other revenues in 2014 also include $232 million received by Merck in connection with the sale of the U.S. marketing rights to Saphris (see Note 4). Other revenues in 2013 reflect $50 million of revenue for the out-license of a pipeline compound.

Consolidated revenues by geographic area where derived are as follows:

Years Ended December 31	2015	2014	2013
United States	$17,519	$17,071	$18,246
Europe, Middle East and Africa	10,677	13,174	13,140
Asia Pacific	3,820	3,951	3,845
Japan	2,673	3,471	4,044
Latin America	2,823	3,151	3,203
Other	1,986	1,419	1,555
	$39,498	$42,237	$44,033
A reconciliation of total segment profits to consolidated Income before taxes is as follows:

Years Ended December 31	2015	2014	2013
Segment profits:
Pharmaceutical segment	$21,658	$22,164	$22,983
Other segments	1,659	2,458	3,049
Total segment profits	23,317	24,622	26,032
Other profits	810	627	63
Unallocated:
Interest income	289	266	264
Interest expense	(672)	(732)	(801)
Equity income from affiliates	135	59	(159)
Depreciation and amortization	(1,573)	(2,452)	(2,250)
Research and development	(5,871)	(5,823)	(6,381)
Amortization of purchase accounting adjustments	(4,856)	(4,182)	(4,690)
Restructuring costs	(619)	(1,013)	(1,709)
Gain on sale of certain migraine clinical development programs	250	—	—
Gain on the divestiture of certain ophthalmic products	147	480	—
Foreign currency devaluation related to Venezuela	(876)	—	(140)
Net charge related to the settlement of Vioxx shareholder class action litigation	(680)	—	—
Gain on divestiture of Merck Consumer Care	—	11,209	—
Gain on AstraZeneca option exercise	—	741	—
Loss on extinguishment of debt	—	(628)	—
Other unallocated, net	(4,400)	(5,891)	(4,684)
	$5,401	$17,283	$5,545
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
Other profits are primarily comprised of miscellaneous corporate profits, as well as operating profits related to third-party manufacturing sales.
Other unallocated, net includes expenses from corporate and manufacturing cost centers, goodwill and product intangible asset impairment charges, gains or losses on sales of businesses and other miscellaneous income or expense items.

Equity income from affiliates and depreciation and amortization included in segment profits is as follows:

	Pharmaceutical	All Other	Total
Year Ended December 31, 2015
Included in segment profits:
Equity income from affiliates	$70	$—	$70
Depreciation and amortization	(82)	(18)	(100)
Year Ended December 31, 2014
Included in segment profits:
Equity income from affiliates	$90	$108	$198
Depreciation and amortization	(39)	(18)	(57)
Year Ended December 31, 2013
Included in segment profits:
Equity income from affiliates	$88	$475	$563
Depreciation and amortization	(27)	(22)	(49)
Property, plant and equipment, net by geographic area where located is as follows:

December 31	2015	2014	2013
United States	$8,467	$8,727	$10,076
Europe, Middle East and Africa	2,844	3,120	3,346
Asia Pacific	842	897	1,001
Latin America	182	207	242
Japan	164	172	211
Other	8	13	97
	$12,507	$13,136	$14,973
The Company does not disaggregate assets on a products and services basis for internal management reporting and, therefore, such information is not presented.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Merck & Co., Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, equity and cash flows present fairly, in all material respects, the financial position of Merck & Co., Inc. and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report under Item 9a. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 15 to the consolidated financial statements, the Company changed the manner in which it classifies deferred taxes in 2015 and 2014 due to the adoption of Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes.

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

PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 26, 2016

(b)	Supplementary Data
Selected quarterly financial data for 2015 and 2014 are contained in the Condensed Interim Financial Data table below.
Condensed Interim Financial Data (Unaudited)

($ in millions except per share amounts)	4th Q (1)	3rd Q (2)	2nd Q (3)	1st Q (4)
2015 (5)
Sales	$10,215	$10,073	$9,785	$9,425
Materials and production	3,850	3,761	3,754	3,569
Marketing and administrative	2,615	2,472	2,624	2,601
Research and development	1,797	1,500	1,670	1,737
Restructuring costs	233	113	191	82
Other (income) expense, net	905	(170)	739	55
Income before taxes	815	2,397	807	1,381
Net income attributable to Merck & Co., Inc.	976	1,826	687	953
Basic earnings per common share attributable to Merck & Co., Inc. common shareholders	$0.35	$0.65	$0.24	$0.34
Earnings per common share assuming dilution attributable to Merck & Co., Inc. common shareholders	$0.35	$0.64	$0.24	$0.33
2014 (5)
Sales	$10,482	$10,557	$10,934	$10,264
Materials and production	3,749	4,223	4,893	3,903
Marketing and administrative	2,924	2,975	2,973	2,734
Research and development	2,283	1,659	1,664	1,574
Restructuring costs	349	376	163	125
Other (income) expense, net	(10,634)	(166)	(650)	(163)
Income before taxes	11,811	1,490	1,891	2,091
Net income attributable to Merck & Co., Inc.	7,316	895	2,004	1,705
Basic earnings per common share attributable to Merck & Co., Inc. common shareholders	$2.57	$0.31	$0.69	$0.58
Earnings per common share assuming dilution attributable to Merck & Co., Inc. common shareholders	$2.54	$0.31	$0.68	$0.57

(1)
Amounts for 2015 reflect a net charge related to the settlement of Vioxx shareholder class action litigation (see Note 10), foreign exchange losses related to Venezuela (see Note 14) and a gain on the sale of the Company’s remaining ophthalmics business in international markets (see Note 4). Amounts for 2014 reflect the divestiture of Merck’s Consumer Care business on October 1, 2014 (see Note 4), including an $11.2 billion gain on the sale. Amounts for 2014 also include a loss on extinguishment of debt (see Note 9).

(2)
Amounts for 2015 include a gain on the sale of certain migraine clinical development programs (see Note 4). Amounts for 2014 include gains on sales of businesses (see Note 4) and an additional year of expense for the health care reform fee.

(3) Amounts for 2015 include foreign exchange losses related to the devaluation of the Company’s net monetary assets in Venezuela (see Note 14). Amounts for 2014 include a gain on AstraZeneca’s option exercise (see Note 8).
(4) Amounts for 2014 include a tax benefit relating to the sale of Sirna Therapeutics, Inc. (see Note 4).

(5)	Amounts for 2015 and 2014 reflect acquisition and divestiture-related costs (see Note 7) and the impact of restructuring actions (see Note 3).

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.

Item 9A.	Controls and Procedures.
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation, as of the end of the period covered by this Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Act)) are effective.
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Act. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2015. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has performed its own assessment of the effectiveness of the Company’s internal control over financial reporting and its attestation report is included in this Form 10-K filing.
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
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2015.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Kenneth C. Frazier	Robert M. Davis
Chairman, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The required information on directors and nominees is incorporated by reference from the discussion under Proposal 1. Election of Directors of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2016. Information on executive officers is set forth in Part I of this document on pages 29 through 30.
The required information on compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2016.
The Company has a Code of Conduct — Our Values and Standards applicable to all employees, including the principal executive officer, principal financial officer, principal accounting officer and Controller. The Code of Conduct is available on the Company’s website at www.merck.com/about/code_of_conduct.pdf. The Company intends to disclose future amendments to certain provisions of the Code of Conduct, and waivers of the Code of Conduct granted to executive officers and directors, if any, on the website within four business days following the date of any amendment or waiver. Every Merck employee is responsible for adhering to business practices that are in accordance with the law and with ethical principles that reflect the highest standards of corporate and individual behavior. A printed copy will be sent, without charge, to any shareholder who requests it by writing to the Chief Ethics and Compliance Officer of Merck & Co., Inc., 2000 Galloping Hill Road, Kenilworth, NJ 07033.
The required information on the identification of the audit committee and the audit committee financial expert is incorporated by reference from the discussion under the heading “Board Meetings and Committees” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2016.

Item 11.	Executive Compensation.
The information required on executive compensation is incorporated by reference from the discussion under the headings “Compensation Discussion and Analysis”, “Summary Compensation Table”, “All Other Compensation” table, “Grants of Plan-Based Awards” table, “Outstanding Equity Awards” table, “Option Exercises and Stock Vested” table, “Pension Benefits” table, “Nonqualified Deferred Compensation” table, Potential Payments Upon Termination or a Change in Control, including the discussion under the subheadings “Separation” and “Change in Control”, as well as all footnote information to the various tables, of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2016.
The required information on director compensation is incorporated by reference from the discussion under the heading “Director Compensation” and related “Director Compensation” table and “Schedule of Director Fees” table of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2016.
The required information under the headings “Compensation and Benefits Committee Interlocks and Insider Participation” and “Compensation and Benefits Committee Report” is incorporated by reference from the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2016.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information with respect to security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading “Stock Ownership Information” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2016.
Equity Compensation Plan Information
The following table summarizes information about the options, warrants and rights and other equity compensation under the Company’s equity compensation plans as of the close of business on December 31, 2015. The table does not include information about tax qualified plans such as the Merck U.S. Savings Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	64,668,238(2)	$41.64	133,513,514
Equity compensation plans not approved by security holders	—	—	—
Total	64,668,238	$41.64	133,513,514

(1)
Includes options to purchase shares of Company Common Stock and other rights under the following shareholder-approved plans: the Merck Sharp & Dohme 2004, 2007 and 2010 Incentive Stock Plans, the Merck & Co., Inc. 2006 and 2010 Non-Employee Directors Stock Option Plans, and the Merck & Co., Inc. Schering-Plough 2002 and 2006 Stock Incentive Plans.

(2)
Excludes approximately 13,399,881 shares of restricted stock units and 1,883,597 performance share units (assuming maximum payouts) under the Merck Sharp & Dohme 2004, 2007 and 2010 Incentive Stock Plans. Also excludes 279,862 shares of phantom stock deferred under the MSD Employee Deferral Program and 528,142 shares of phantom stock deferred under the Merck & Co., Inc. Plan for Deferred Payment of Directors’ Compensation.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The required information on transactions with related persons is incorporated by reference from the discussion under the heading “Related Person Transactions” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2016.
The required information on director independence is incorporated by reference from the discussion under the heading “Independence of Directors” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2016.

Item 14.	Principal Accountant Fees and Services.
The information required for this item is incorporated by reference from the discussion under Proposal 3, Ratification of Appointment of Independent Registered Public Accounting Firm for 2016beginning with the caption “Pre-Approval Policy for Services of Independent Registered Public Accounting Firm” through “Fees for Services provided by Independent Registered Public Accounting Firm” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2016.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
(a)    The following documents are filed as part of this Form 10-K
1.    Financial Statements
Consolidated statement of income for the years ended December 31, 2015, 2014 and 2013
Consolidated statement of comprehensive income for the years ended December 31, 2015, 2014 and 2013
Consolidated balance sheet as of December 31, 2015 and 2014
Consolidated statement of equity for the years ended December 31, 2015, 2014 and 2013
Consolidated statement of cash flows for the years ended December 31, 2015, 2014 and 2013
Notes to consolidated financial statements
Report of PricewaterhouseCoopers LLP, independent registered public accounting firm
2.    Financial Statement Schedules
Schedules are omitted because they are either not required or not applicable.
Financial statements of affiliates carried on the equity basis have been omitted because, considered individually or in the aggregate, such affiliates do not constitute a significant subsidiary.

3.    Exhibits

Exhibit Number		Description
3.1	—	Restated Certificate of Incorporation of Merck & Co., Inc. (November 3, 2009) — Incorporated by reference to Merck & Co., Inc.’s Current Report on Form 8-K filed November 4, 2009 (No. 1-6571)
3.2	—	By-Laws of Merck & Co., Inc. (effective July 22, 2015) — Incorporated by reference to Merck & Co., Inc.’s Current Report on Form 8-K filed July 28, 2015 (No. 1-6571)
4.1	—
Indenture, dated as of April 1, 1991, between Merck Sharp & Dohme Corp. (f/k/a Schering Corporation) and U.S. Bank Trust National Association (as successor to Morgan Guaranty Trust Company of New York), as Trustee (the 1991 Indenture) — Incorporated by reference to Exhibit 4 to MSD’s Registration Statement on Form S-3 (No. 33-39349)

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
Indenture, dated November 26, 2003, between Merck & Co., Inc. (f/k/a Schering-Plough Corporation) and The Bank of New York as Trustee (the 2003 Indenture) — Incorporated by reference to Exhibit 4.1 to Schering-Plough’s Current Report on Form 8‑K filed November 28, 2003 (No. 1-6571)

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

*10.1	—	Merck & Co., Inc. Executive Incentive Plan (as amended and restated effective June 1, 2015) — Incorporated by reference to Merck & Co., Inc.’s Schedule 14A filed April 13, 2015 (No. 1-6571)
*10.2	—
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

Exhibit Number		Description
*10.4	—
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

*10.6	—	Merck & Co., Inc. 2010 Incentive Stock Plan (as amended and restated June 1, 2015) — Incorporated by reference to Merck & Co., Inc.’s Schedule 14A filed April 13, 2015 (No. 1-6571)
*10.7	—
Form of stock option terms for a non-qualified stock option under the Merck Sharp & Dohme Corp. 2007 Incentive Stock Plan and the Schering-Plough 2006 Stock Incentive Plan — Incorporated by reference to Exhibit 10.3 to Merck & Co., Inc.’s Current Report on Form 8-K filed February 15, 2010 (No. 1-6571)

*10.8	—
Form of stock option terms for 2011 quarterly and annual non-qualified option grants under the Merck & Co., Inc. 2010 Incentive Stock Plan — Incorporated by reference to Merck & Co., Inc.’s Form 10‑Q Quarterly Report for the period ended March 31, 2011 (No. 1-6571)

*10.9	—
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

*10.12	—
Form of stock option terms for 2013 quarterly and annual non-qualified option grants under the Merck & Co., Inc. 2010 Incentive Stock Plan — Incorporated by reference to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2012 (No. 1-6571)

*10.13	—
Form of restricted stock unit terms for 2013 quarterly and annual grants under the Merck & Co., Inc. 2010 Incentive Stock Plan — Incorporated by reference to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2012 (No. 1-6571)

*10.14	—
Form of performance share unit terms for 2013 grants under the Merck & Co., Inc. 2010 Incentive Stock Plan — Incorporated by reference to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2014 (No. 1-6571)

*10.15	—
Form of stock option terms for 2014 quarterly and annual non-qualified option grants under the Merck & Co., Inc. 2010 Incentive Stock Plan — Incorporated by reference to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2014 (No. 1-6571)

*10.16	—
Form of restricted stock unit terms for 2014 quarterly and annual grants under the Merck & Co., Inc. 2010 Incentive Stock Plan — Incorporated by reference to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2014 (No. 1-6571)

*10.17	—
Form of performance share unit terms for 2014 grants under the Merck & Co., Inc. 2010 Stock Incentive Plan — Incorporated by reference to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2014 (No. 1-6571)

*10.18	—	Form of stock option terms for 2015 quarterly and annual non-qualified option grants under the Merck & Co., Inc. 2010 Incentive Stock Plan
*10.19	—	Form of restricted stock unit terms for 2015 quarterly and annual grants under the Merck & Co., Inc. 2010 Incentive Stock Plan
*10.20	—	Form of performance share unit terms for 2015 grants under the Merck & Co., Inc. 2010 Stock Incentive Plan

Exhibit Number		Description
*10.21	—
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
Merck & Co., Inc. U.S. Separation Benefits Plan (amended and restated effective as of November 15, 2014) — Incorporated by reference to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2014 (No. 1-6571)

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
Agreement Letter between Merck & Co., Inc. and Bruce N. Kuhlik, dated July 21, 2015 — Incorporated by reference to Merck & Co., Inc.’s Form 10-Q Quarterly Report for the period ended September 30, 2015 (No. 1-6571)

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

10.32	—
Amendment Agreement to the Distribution Agreement between Centocor, Inc., CAN Development, LLC, and Schering-Plough (Ireland) Company — Incorporated by reference to Exhibit 10.1 to Schering-Plough’s Current Report on Form 8-K filed December 21, 2007 (No. 1-6571)†

10.33	—
Accelerated Share Purchase Agreement between Merck & Co., Inc. and Goldman, Sachs & Co., dated May 20, 2013 — Incorporated by reference to Merck & Co., Inc.’s Form 10-Q Quarterly Report for the period ended June 30, 2013 (No. 1-6571)

12	—	Computation of Ratios of Earnings to Fixed Charges
21	—	Subsidiaries of Merck & Co., Inc.
23	—	Consent of Independent Registered Public Accounting Firm
24.1	—	Power of Attorney
24.2	—	Certified Resolution of Board of Directors
31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit Number		Description
32.1	—	Section 1350 Certification of Chief Executive Officer
32.2	—	Section 1350 Certification of Chief Financial Officer
101	—
The following materials from Merck & Co., Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Income, (ii) the Consolidated Statement of Comprehensive Income, (iii) the Consolidated Balance Sheet, (iv) the Consolidated Statement of Equity, (v) the Consolidated Statement of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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
Dated:    February 26, 2016

MERCK & CO., INC.

By:	KENNETH C. FRAZIER
(Chairman, President and Chief Executive Officer)

	By:	/S/ MICHAEL J. HOLSTON
Michael J. Holston
(Attorney-in-Fact)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

KENNETH C. FRAZIER	Chairman, President and Chief Executive Officer; Principal Executive Officer; Director	February 26, 2016
ROBERT M. DAVIS	Executive Vice President and Chief Financial Officer; Principal Financial Officer	February 26, 2016
RITA A. KARACHUN	Senior Vice President Finance-Global Controller; Principal Accounting Officer	February 26, 2016
LESLIE A. BRUN	Director	February 26, 2016
THOMAS R. CECH	Director	February 26, 2016
PAMELA J. CRAIG	Director	February 26, 2016
THOMAS H. GLOCER	Director	February 26, 2016
WILLIAM B. HARRISON, JR.	Director	February 26, 2016
C. ROBERT KIDDER	Director	February 26, 2016
ROCHELLE B. LAZARUS	Director	February 26, 2016
CARLOS E. REPRESAS	Director	February 26, 2016
PAUL B. ROTHMAN	Director	February 26, 2016
PATRICIA F. RUSSO	Director	February 26, 2016
CRAIG B. THOMPSON	Director	February 26, 2016
WENDELL P. WEEKS	Director	February 26, 2016
PETER C. WENDELL	Director	February 26, 2016
Michael J. Holston, by signing his name hereto, does hereby sign this document pursuant to powers of attorney duly executed by the persons named, filed with the Securities and Exchange Commission as an exhibit to this document, on behalf of such persons, all in the capacities and on the date stated, such persons including a majority of the directors of the Company.

By:	/S/ MICHAEL J. HOLSTON
Michael J. Holston
(Attorney-in-Fact)

EXHIBIT INDEX

Exhibit Number		Description
3.1	—	Restated Certificate of Incorporation of Merck & Co., Inc. (November 3, 2009) — Incorporated by reference to Merck & Co., Inc.’s Current Report on Form 8-K filed November 4, 2009 (No. 1-6571)
3.2	—	By-Laws of Merck & Co., Inc. (effective July 22, 2015) — Incorporated by reference to Merck & Co., Inc.’s Current Report on Form 8-K filed July 28, 2015 (No. 1-6571)
4.1	—
Indenture, dated as of April 1, 1991, between Merck Sharp & Dohme Corp. (f/k/a Schering Corporation) and U.S. Bank Trust National Association (as successor to Morgan Guaranty Trust Company of New York), as Trustee (the 1991 Indenture) — Incorporated by reference to Exhibit 4 to MSD’s Registration Statement on Form S-3 (No. 33-39349)

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
Indenture, dated November 26, 2003, between Merck & Co., Inc. (f/k/a Schering-Plough Corporation) and The Bank of New York as Trustee (the 2003 Indenture) — Incorporated by reference to Exhibit 4.1 to Schering-Plough’s Current Report on Form 8‑K filed November 28, 2003 (No. 1-6571)

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

*10.1	—	Merck & Co., Inc. Executive Incentive Plan (as amended and restated effective June 1, 2015) — Incorporated by reference to Merck & Co., Inc.’s Schedule 14A filed April 13, 2015 (No. 1-6571)
*10.2	—
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

Exhibit Number		Description
*10.4	—
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

*10.6	—	Merck & Co., Inc. 2010 Incentive Stock Plan (as amended and restated June 1, 2015) — Incorporated by reference to Merck & Co., Inc.’s Schedule 14A filed April 13, 2015 (No. 1-6571)
*10.7	—
Form of stock option terms for a non-qualified stock option under the Merck Sharp & Dohme Corp. 2007 Incentive Stock Plan and the Schering-Plough 2006 Stock Incentive Plan — Incorporated by reference to Exhibit 10.3 to Merck & Co., Inc.’s Current Report on Form 8-K filed February 15, 2010 (No. 1-6571)

*10.8	—
Form of stock option terms for 2011 quarterly and annual non-qualified option grants under the Merck & Co., Inc. 2010 Incentive Stock Plan — Incorporated by reference to Merck & Co., Inc.’s Form 10‑Q Quarterly Report for the period ended March 31, 2011 (No. 1-6571)

*10.9	—
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

*10.12	—
Form of stock option terms for 2013 quarterly and annual non-qualified option grants under the Merck & Co., Inc. 2010 Incentive Stock Plan — Incorporated by reference to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2012 (No. 1-6571)

*10.13	—
Form of restricted stock unit terms for 2013 quarterly and annual grants under the Merck & Co., Inc. 2010 Incentive Stock Plan — Incorporated by reference to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2012 (No. 1-6571)

*10.14	—
Form of performance share unit terms for 2013 grants under the Merck & Co., Inc. 2010 Incentive Stock Plan — Incorporated by reference to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2014 (No. 1-6571)

*10.15	—
Form of stock option terms for 2014 quarterly and annual non-qualified option grants under the Merck & Co., Inc. 2010 Incentive Stock Plan — Incorporated by reference to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2014 (No. 1-6571)

*10.16	—
Form of restricted stock unit terms for 2014 quarterly and annual grants under the Merck & Co., Inc. 2010 Incentive Stock Plan — Incorporated by reference to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2014 (No. 1-6571)

*10.17	—
Form of performance share unit terms for 2014 grants under the Merck & Co., Inc. 2010 Stock Incentive Plan — Incorporated by reference to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2014 (No. 1-6571)

*10.18	—	Form of stock option terms for 2015 quarterly and annual non-qualified option grants under the Merck & Co., Inc. 2010 Incentive Stock Plan
*10.19	—	Form of restricted stock unit terms for 2015 quarterly and annual grants under the Merck & Co., Inc. 2010 Incentive Stock Plan
*10.20	—	Form of performance share unit terms for 2015 grants under the Merck & Co., Inc. 2010 Stock Incentive Plan

Exhibit Number		Description
*10.21	—
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
Merck & Co., Inc. U.S. Separation Benefits Plan (amended and restated effective as of November 15, 2014) — Incorporated by reference to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2014 (No. 1-6571)

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
Agreement Letter between Merck & Co., Inc. and Bruce N. Kuhlik, dated July 21, 2015 — Incorporated by reference to Merck & Co., Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2015 (No. 1-6571)

10.30	—
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

10.32	—
Amendment Agreement to the Distribution Agreement between Centocor, Inc., CAN Development, LLC, and Schering-Plough (Ireland) Company — Incorporated by reference to Exhibit 10.1 to Schering-Plough’s Current Report on Form 8-K filed December 21, 2007 (No. 1-6571)†

10.33	—
Accelerated Share Purchase Agreement between Merck & Co., Inc. and Goldman, Sachs & Co., dated May 20, 2013 — Incorporated by reference to Merck & Co., Inc.’s Form 10-Q Quarterly Report for the period ended June 30, 2013 (No. 1-6571)

12	—	Computation of Ratios of Earnings to Fixed Charges
21	—	Subsidiaries of Merck & Co., Inc.
23	—	Consent of Independent Registered Public Accounting Firm
24.1	—	Power of Attorney
24.2	—	Certified Resolution of Board of Directors
31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit Number		Description
32.1	—	Section 1350 Certification of Chief Executive Officer
32.2	—	Section 1350 Certification of Chief Financial Officer
101	—
The following materials from Merck & Co., Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Income, (ii) the Consolidated Statement of Comprehensive Income, (iii) the Consolidated Balance Sheet, (iv) the Consolidated Statement of Equity, (v) the Consolidated Statement of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.
†
Certain portions of the exhibit have been omitted pursuant to a request for confidential treatment. The non-public information has been filed separately with the Securities and Exchange Commission pursuant to rule 24b-2 under the Securities Exchange Act of 1934, as amended.