Form 10-Q
period 2018-06-30
Merck & Co., Inc.
filed 2018-08-07
CIK 310158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______
Commission File No. 1-6571
Merck & Co., Inc.
2000 Galloping Hill Road
Kenilworth, N.J. 07033
(908) 740-4000

Incorporated in New Jersey	I.R.S. Employer
Identification No. 22-1918501
The number of shares of common stock outstanding as of the close of business on July 31, 2018: 2,659,525,311
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Part I - Financial Information
Item 1. Financial Statements
MERCK & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited, $ in millions except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Sales	$10,465	$9,930	$20,502	$19,365
Costs, Expenses and Other
Materials and production	3,417	3,116	6,601	6,165
Marketing and administrative	2,508	2,500	5,016	4,972
Research and development	2,274	1,782	5,470	3,612
Restructuring costs	228	166	323	317
Other (income) expense, net	(48)	(73)	(340)	(143)
	8,379	7,491	17,070	14,923
Income Before Taxes	2,086	2,439	3,432	4,442
Taxes on Income	370	488	975	935
Net Income	1,716	1,951	2,457	3,507
Less: Net Income Attributable to Noncontrolling Interests	9	5	14	11
Net Income Attributable to Merck & Co., Inc.	$1,707	$1,946	$2,443	$3,496
Basic Earnings per Common Share Attributable to Merck & Co., Inc. Common Shareholders	$0.64	$0.71	$0.91	$1.28
Earnings per Common Share Assuming Dilution Attributable to Merck & Co., Inc. Common Shareholders	$0.63	$0.71	$0.90	$1.27
Dividends Declared per Common Share	$0.48	$0.47	$0.96	$0.94

MERCK & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited, $ in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Income Attributable to Merck & Co., Inc.	$1,707	$1,946	$2,443	$3,496
Other Comprehensive Income (Loss) Net of Taxes:
Net unrealized gain (loss) on derivatives, net of reclassifications	266	(143)	196	(375)
Net unrealized gain (loss) on investments, net of reclassifications	3	35	(96)	78
Benefit plan net gain and prior service credit, net of amortization	30	47	66	73
Cumulative translation adjustment	(361)	47	(104)	356
	(62)	(14)	62	132
Comprehensive Income Attributable to Merck & Co., Inc.	$1,645	$1,932	$2,505	$3,628
 The accompanying notes are an integral part of these condensed consolidated financial statements.

MERCK & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited, $ in millions except per share amounts)

	June 30, 2018	December 31, 2017
Assets
Current Assets
Cash and cash equivalents	$5,310	$6,092
Short-term investments	2,284	2,406
Accounts receivable (net of allowance for doubtful accounts of $210 in both 2018 and 2017)	7,287	6,873
Inventories (excludes inventories of $1,361 in 2018 and $1,187 in 2017 classified in Other assets - see Note 7)	5,178	5,096
Other current assets	4,005	4,299
Total current assets	24,064	24,766
Investments	10,033	12,125
Property, Plant and Equipment, at cost, net of accumulated depreciation of $16,567 in 2018 and $16,602 in 2017	12,626	12,439
Goodwill	18,274	18,284
Other Intangibles, Net	12,898	14,183
Other Assets	7,145	6,075
	$85,040	$87,872
Liabilities and Equity
Current Liabilities
Loans payable and current portion of long-term debt	$3,379	$3,057
Trade accounts payable	3,024	3,102
Accrued and other current liabilities	9,755	10,427
Income taxes payable	661	708
Dividends payable	1,309	1,320
Total current liabilities	18,128	18,614
Long-Term Debt	19,959	21,353
Deferred Income Taxes	2,159	2,219
Other Noncurrent Liabilities	12,028	11,117
Merck & Co., Inc. Stockholders’ Equity
Common stock, $0.50 par value Authorized - 6,500,000,000 shares Issued - 3,577,103,522 shares in 2018 and 2017	1,788	1,788
Other paid-in capital	39,741	39,902
Retained earnings	41,523	41,350
Accumulated other comprehensive loss	(5,122)	(4,910)
	77,930	78,130
Less treasury stock, at cost: 907,061,576 shares in 2018 and 880,491,914 shares in 2017	45,401	43,794
Total Merck & Co., Inc. stockholders’ equity	32,529	34,336
Noncontrolling Interests	237	233
Total equity	32,766	34,569
	$85,040	$87,872
The accompanying notes are an integral part of this condensed consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, $ in millions)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities
Net income	$2,457	$3,507
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,363	2,355
Intangible asset impairment charges	—	131
Charge for future payments related to Eisai collaboration license options	650	—
Deferred income taxes	(258)	(272)
Share-based compensation	170	156
Other	429	63
Net changes in assets and liabilities	(1,274)	(2,337)
Net Cash Provided by Operating Activities	4,537	3,603
Cash Flows from Investing Activities
Capital expenditures	(1,033)	(732)
Purchases of securities and other investments	(5,248)	(6,280)
Proceeds from sales of securities and other investments	7,403	9,363
Other acquisitions, net of cash acquired	(372)	(347)
Other	(274)	62
Net Cash Provided by Investing Activities	476	2,066
Cash Flows from Financing Activities
Net change in short-term borrowings	2,069	(24)
Payments on debt	(3,008)	(301)
Purchases of treasury stock	(2,162)	(2,153)
Dividends paid to stockholders	(2,610)	(2,601)
Proceeds from exercise of stock options	299	408
Other	(277)	(86)
Net Cash Used in Financing Activities	(5,689)	(4,757)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(108)	359
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(784)	1,271
Cash, Cash Equivalents and Restricted Cash at Beginning of Year (includes restricted cash of $4 million at January 1, 2018 included in Other Assets)	6,096	6,515
Cash, Cash Equivalents and Restricted Cash at End of Period (includes restricted cash of $2 million at June 30, 2018 included in Other Assets)	$5,312	$7,786
The accompanying notes are an integral part of this condensed consolidated financial statement.

Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Basis of Presentation
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
Recently Adopted Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued amended accounting guidance on revenue recognition (ASU 2014-09) that applies to all contracts with customers. The objective of the new guidance is to improve comparability of revenue recognition practices across entities and to provide more useful information to users of financial statements through improved disclosure requirements. The new standard permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of adopting the guidance being recognized at the date of initial application (modified retrospective method). The new standard was effective as of January 1, 2018 and was adopted using the modified retrospective method. The Company recorded a cumulative-effect adjustment upon adoption increasing Retained earnings by $5 million. See Note 2 for additional information related to the adoption of this standard.
In January 2016, the FASB issued revised guidance for the accounting and reporting of financial instruments (ASU 2016-01) and in 2018 issued related technical corrections (ASU 2018-03). The new guidance requires that equity investments with readily determinable fair values currently classified as available for sale be measured at fair value with changes in fair value recognized in net income. The Company has elected to measure equity investments without readily determinable fair values at cost, less impairment, adjusted for subsequent observable price changes, which will be recognized in net income. The new guidance also changed certain disclosure requirements. ASU 2016-01 was effective as of January 1, 2018 and was adopted using a modified retrospective approach. The Company recorded a cumulative-effect adjustment upon adoption increasing Retained earnings by $8 million. ASU 2018-03 was also adopted as of January 1, 2018 on a prospective basis and did not result in any additional impacts upon adoption.
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
In August 2017, the FASB issued new guidance on hedge accounting (ASU 2017-12) that is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. The new guidance makes more financial and nonfinancial hedging strategies eligible for hedge accounting, amends the presentation and disclosure requirements, and changes how companies assess effectiveness. The Company elected to early adopt this guidance as of January 1, 2018 on a modified retrospective basis. The new guidance was applied to all existing hedges as of the adoption date. For fair value hedges of interest rate risk outstanding as of the date of adoption, the Company recorded a cumulative-effect adjustment upon adoption to the basis adjustment on the hedged item resulting from applying the benchmark component of the coupon guidance. This adjustment decreased Retained earnings by $11 million. Also, in accordance with the transition provisions of ASU 2017-12, the Company was required to eliminate the separate measurement of ineffectiveness for its cash flow hedging instruments existing as of the adoption date through a cumulative-effect adjustment to retained earnings; however, all such amounts were de minimis.
In February 2018, the FASB issued new guidance to address a narrow-scope financial reporting issue that arose as a consequence of the Tax Cuts and Jobs Act (TCJA) (ASU 2018-02). Existing guidance requires that deferred tax liabilities and assets be adjusted for a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date. That guidance is applicable even in situations in which the related income tax effects of items in accumulated other comprehensive income were originally recognized in other comprehensive income (rather than in net income), such as amounts related to benefit plans and hedging activity. As a result, the tax effects of items within accumulated other comprehensive income do not reflect the appropriate tax rate (the difference is referred to as stranded tax effects). The new guidance allows for a reclassification of these amounts to retained earnings thereby eliminating these stranded tax effects. The Company elected to early adopt the new guidance in the first quarter of 2018 and reclassified the stranded income tax effects of

Notes to Condensed Consolidated Financial Statements (unaudited)

the TCJA increasing Accumulated other comprehensive loss in the provisional amount of $266 million with a corresponding increase to Retained earnings (see Note 15). The Company’s policy for releasing disproportionate income tax effects from Accumulated other comprehensive loss is to utilize the item-by-item approach.
The impact of adopting the above standards is as follows:

($ in millions)	ASU 2014-09 (Revenue)	ASU 2016-01 (Financial Instruments)	ASU 2016-16 (Intra-Entity Transfers of Assets Other than Inventory)	ASU 2017-12 (Derivatives and Hedging)	ASU 2018-02 (Reclassification of Certain Tax Effects)	Total
Assets - Increase (Decrease)
Accounts receivable	$5					$5
Liabilities - Increase (Decrease)
Income Taxes Payable				(3)		(3)
Debt				14		14
Deferred Income Taxes			(54)			(54)
Equity - Increase (Decrease)
Retained earnings	5	8	54	(11)	266	322
Accumulated other comprehensive loss		(8)			(266)	(274)
In March 2017, the FASB amended the guidance related to net periodic benefit cost for defined benefit plans that requires entities to (1) disaggregate the current service cost component from the other components of net benefit cost and present it with other employee compensation costs in the income statement within operations if such a subtotal is presented; (2) present the other components of net benefit cost separately in the income statement and outside of income from operations; and (3) only capitalize the service cost component when applicable. The Company adopted the new standard as of January 1, 2018 using a retrospective transition method as to the requirement for separate presentation in the income statement of service costs and other components and a prospective transition method as to the requirement to limit the capitalization of benefit costs to the service cost component. The Company utilized a practical expedient that permits it to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. Upon adoption, net periodic benefit cost (credit) other than service cost was reclassified to Other (income) expense, net from the previous classification within Materials and production costs, Marketing and administrative expenses and Research and development costs (see Note 12).
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
Merck’s payment terms for U.S. pharmaceutical customers are typically net 36 days from receipt of invoice and for U.S. animal health customers are typically net 30 days from receipt of invoice; however, certain products, including Keytruda, have longer payment terms up to 90 days. Outside of the United States, payment terms are typically 30 days to 90 days although certain markets have longer payment terms.
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
The provision for aggregate customer discounts covers chargebacks and rebates. Chargebacks are discounts that occur when a contracted customer purchases through an intermediary wholesaler. The contracted customer generally purchases product from the wholesaler at its contracted price plus a mark-up. The wholesaler, in turn, charges the Company back for the difference between the price initially paid by the wholesaler and the contract price paid to the wholesaler by the customer. The provision for chargebacks is based on expected sell-through levels by the Company’s wholesale customers to contracted customers, as well as estimated wholesaler inventory levels. Rebates are amounts owed based upon definitive contractual agreements or legal requirements with private sector and public sector (Medicaid and Medicare Part D) benefit providers, after the final dispensing of the product by a pharmacy to a benefit plan participant. The provision for rebates is based on expected patient usage, as well as inventory levels in the distribution channel to determine the contractual obligation to the benefit providers. The Company uses historical customer segment utilization mix, sales forecasts, changes to product mix and price, inventory levels in the distribution channel, government pricing calculations and prior payment history in order to estimate the expected provision. Amounts accrued for aggregate customer discounts are evaluated on a quarterly basis through comparison of information provided by the wholesalers, health maintenance organizations, pharmacy benefit managers, federal and state agencies, and other customers to the amounts accrued. These discounts, in the aggregate, reduced U.S. sales by $2.8 billion in both the second quarter of 2018 and 2017, and by $5.2 billion and $5.3 billion for the first six months of 2018 and 2017, respectively.
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
The following table provides the effects of adopting ASC 606 on the Consolidated Statement of Income for the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
($ in millions)	As Reported	Effects of Adopting ASC 606	Amounts Without Adoption of ASC 606	As Reported	Effects of Adopting ASC 606	Amounts Without Adoption of ASC 606
Sales	$10,465	$(6)	$10,459	$20,502	$(29)	$20,473
Materials and production	3,417	(5)	3,412	6,601	(16)	6,585
Income before taxes	2,086	(1)	2,085	3,432	(13)	3,419
Taxes on income	370	(1)	369	975	(3)	972
Net income attributable to Merck & Co., Inc.	1,707	—	1,707	2,443	(10)	2,433

The following table provides the effects of adopting ASC 606 on the Consolidated Balance Sheet as of June 30, 2018:

	June 30, 2018
($ in millions)	As Reported	Effects of Adopting ASC 606	Amounts Without Adoption of ASC 606
Assets
Accounts receivable	$7,287	$(47)	$7,240
Inventories	5,178	18	5,196
Liabilities
Accrued and other current liabilities	9,755	(9)	9,746
Income taxes payable	661	(5)	656
Equity
Retained earnings	41,523	(15)	41,508

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

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
In June 2018, Merck acquired Viralytics Limited (Viralytics), an Australian publicly traded company focused on oncolytic immunotherapy treatments for a range of cancers, for AUD 502 million ($378 million). The transaction provided Merck with full rights to Cavatak (V937, formerly CVA21), Viralytics’s investigational oncolytic immunotherapy. Cavatak is based on Viralytics’s proprietary formulation of an oncolytic virus (Coxsackievirus Type A21) that has been shown to preferentially infect and kill cancer cells. Cavatak is currently being evaluated in multiple Phase 1 and Phase 2 clinical trials, both as an intratumoral and intravenous agent, including in combination with Keytruda. Under a previous agreement between Merck and Viralytics, a study is investigating the use of the Keytruda and Cavatak combination in melanoma, prostate, lung and bladder cancers. The transaction was accounted for as an asset acquisition. Merck recorded net assets of $34 million (primarily cash) at the acquisition date and Research and development expenses of $344 million for the second quarter and first six months of 2018 related to the transaction. There are no future contingent payments associated with the acquisition.
In April 2018, Merck sold C3i Solutions, a multi-channel customer engagement services provider which was part of the Healthcare Services segment, to HCL Technologies Limited for $65 million. The transaction resulted in a loss of $11 million recorded in Other (income) expense, net.
In March 2018, Merck and Eisai Co., Ltd. (Eisai) entered into a strategic collaboration for the worldwide co-development and co-commercialization of Lenvima, an orally available tyrosine kinase inhibitor discovered by Eisai (see Note 4).
In July 2017, Merck and AstraZeneca PLC (AstraZeneca) entered into a global strategic oncology collaboration to co-develop and co-commercialize AstraZeneca’s Lynparza for multiple cancer types (see Note 4).
In March 2017, Merck acquired a controlling interest in Vallée S.A. (Vallée), a leading privately held producer of animal health products in Brazil. Vallée has an extensive portfolio of products spanning parasiticides, anti-infectives and vaccines that include products for livestock, horses, and companion animals. Under the terms of the agreement, Merck acquired 93.5% of the shares of Vallée for $358 million. Of the total purchase price, $176 million was placed into escrow pending resolution of certain contingent items. The transaction was accounted for as an acquisition of a business. Merck recognized intangible assets of $297 million related to currently marketed products, net deferred tax liabilities of $102 million, other net assets of $32 million and noncontrolling interest of $25 million. In addition, the Company recorded liabilities of $37 million for contingencies identified at the acquisition date and corresponding indemnification assets of $37 million, representing the amounts to be reimbursed to Merck if and when the contingent liabilities are paid. The excess of the consideration transferred over the fair value of net assets acquired of $156 million was recorded as goodwill. The goodwill was allocated to the Animal Health segment and is not deductible for tax purposes. The estimated fair values of identifiable intangible assets related to currently marketed products were determined using an income approach. The probability-adjusted future net cash flows of each product were discounted to present value utilizing a discount rate of 15.5%. Actual cash flows are likely to be different than those assumed. The intangible assets related to currently marketed products are being amortized over their estimated useful lives of 15 years. In the fourth quarter of 2017, Merck acquired an additional 4.5% interest in Vallée for $18 million, which reduced the noncontrolling interest related to Vallée.
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
AstraZeneca
In July 2017, Merck and AstraZeneca entered into a global strategic oncology collaboration to co-develop and co-commercialize AstraZeneca’s Lynparza for multiple cancer types. Lynparza is an oral poly (ADP-ribose) polymerase (PARP) inhibitor currently approved for certain types of ovarian and breast cancer. The companies are jointly developing and commercializing Lynparza, both as monotherapy and in combination trials with other potential medicines. Independently, Merck and AstraZeneca will develop and commercialize Lynparza in combinations with their respective PD-1 and PD-L1 medicines, Keytruda and Imfinzi. The companies will also jointly develop and commercialize AstraZeneca’s selumetinib, an oral, potent,

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

selective inhibitor of MEK, part of the mitogen-activated protein kinase (MAPK) pathway, currently being developed for multiple indications. Under the terms of the agreement, AstraZeneca and Merck will share the development and commercialization costs for Lynparza and selumetinib monotherapy and non-PD-L1/PD-1 combination therapy opportunities.
Gross profits from Lynparza and selumetinib product sales generated through monotherapies or combination therapies are shared equally. Merck will fund all development and commercialization costs of Keytruda in combination with Lynparza or selumetinib. AstraZeneca will fund all development and commercialization costs of Imfinzi in combination with Lynparza or selumetinib. AstraZeneca is currently the principal on Lynparza sales transactions. Merck is recording its share of Lynparza product sales, net of cost of sales and commercialization costs, as alliance revenue within the Pharmaceutical segment and its share of development costs associated with the collaboration as part of Research and development expenses. Reimbursements received from AstraZeneca for research and development expenses are recognized as reductions to Research and development costs.
As part of the agreement, Merck made an upfront payment to AstraZeneca of $1.6 billion and is making payments totaling $750 million over a multi-year period for certain license options ($250 million of which was paid in 2017). The Company recorded an aggregate charge of $2.35 billion in Research and development expenses in 2017 related to the upfront payment and future license options payments. In addition, the agreement provides for additional contingent payments from Merck to AstraZeneca of up to $6.15 billion, of which $2.05 billion relate to the successful achievement of regulatory milestones and $4.1 billion relate to the achievement of sales milestones for total aggregate consideration of up to $8.5 billion.
In the second quarter of 2018, Merck determined it was probable that annual sales of Lynparza in the future would trigger a $200 million sales-based milestone payment from Merck to AstraZeneca. Accordingly, in the second quarter of 2018, Merck recorded a $200 million noncurrent liability and a corresponding intangible asset and also recognized $17 million of cumulative amortization expense within Materials and production costs. The remaining intangible asset will be amortized over its estimated useful life of approximately 10 years as supported by projected future cash flows, subject to impairment testing. Merck previously accrued a $150 million sales-based milestone in the first quarter of 2018 (along with $9 million of cumulative amortization expense) and a $100 million sales-based milestone in 2017. The remaining $3.65 billion of potential future sales-based milestone payments have not yet been accrued as they are not deemed by the Company to be probable at this time.
In January 2018, Lynparza received approval in the United States for the treatment of certain patients with metastatic breast cancer, triggering a $70 million milestone payment from Merck to AstraZeneca. This milestone payment was capitalized and will be amortized over its estimated useful life, subject to impairment testing. Potential future regulatory milestone payments of $1.98 billion remain under the agreement.
Summarized information related to this collaboration is as follows:

($ in millions)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Alliance revenues	$44	$76

Materials and production (1)	24	36
Marketing and administrative	9	16
Research and development	42	71

($ in millions)	June 30, 2018	December 31, 2017
Receivables from AstraZeneca	$40	$12
Payables to AstraZeneca (2)	990	643
(1) Represents amortization of intangible assets.
(2) Includes accrued milestone and license option payments.
Eisai
In March 2018, Merck and Eisai announced a strategic collaboration for the worldwide co-development and co-commercialization of Lenvima, an orally available tyrosine kinase inhibitor discovered by Eisai. Under the agreement, Merck and Eisai will develop and commercialize Lenvima jointly, both as monotherapy and in combination with Merck’s anti-PD-1 therapy, Keytruda. Eisai records Lenvima product sales globally (Eisai is the principal on Lynparza sales transactions), and Merck and Eisai share gross profits equally. Merck records its share of Lenvima product sales net of cost of sales and commercialization costs, as alliance revenue. Expenses incurred during co-development, including for studies evaluating Lenvima as monotherapy, are shared equally by the two companies. Under the agreement, Merck made upfront payments to Eisai of $750 million and will make payments of up to $650 million for certain option rights through 2021 ($325 million in January 2019 or earlier in certain

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

circumstances, $200 million in January 2020 and $125 million in January 2021). The Company recorded an aggregate charge of $1.4 billion in Research and development expenses in the first six months of 2018 related to the upfront payments and future option payments. In addition, the agreement provides for Eisai to receive up to $385 million in the future associated with the achievement of certain clinical and regulatory milestones and up to $3.97 billion for the achievement of milestones associated with sales of Lenvima. In March 2018, Lenvima was approved in Japan for unresectable hepatocellular carcinoma, which was the first regulatory approval under the global strategic collaboration, triggering a $25 million milestone payment to Eisai. This milestone payment was capitalized and will be amortized over its estimated useful life of approximately nine years, subject to impairment testing.
Summarized information related to this collaboration is as follows:

($ in millions)	Three Months Ended June 30, 2018
Alliance revenues	$35

Materials and production (1)	1
Marketing and administrative	2
Research and development	36

($ in millions)	June 30, 2018
Receivables from Eisai	$35
Payables to Eisai (2)	677
(1) Represents amortization of intangible assets.
(2) Includes accrued license option payments.
Bayer AG
In 2014, the Company entered into a worldwide clinical development collaboration with Bayer AG (Bayer) to market and develop soluble guanylate cyclase (sGC) modulators including Bayer’s Adempas, which is approved to treat pulmonary arterial hypertension and chronic thromboembolic pulmonary hypertension. The two companies have implemented a joint development and commercialization strategy. The collaboration also includes clinical development of Bayer’s vericiguat, which is in Phase 3 trials for worsening heart failure, as well as opt-in rights for other early-stage sGC compounds in development by Bayer. Merck in turn made available its early-stage sGC compounds under similar terms. Under the agreement, Bayer leads commercialization of Adempas in the Americas, while Merck leads commercialization in the rest of the world. For vericiguat and other potential opt-in products, Bayer will lead commercialization in the rest of world and Merck will lead in the Americas. For all products and candidates included in the agreement, both companies will share in development costs and profits on sales and will have the right to co-promote in territories where they are not the lead. In 2016, Merck began promoting and distributing Adempas in Europe. Transition from Bayer in other Merck territories, including Japan, continued in 2017. Revenue from Adempas includes sales in Merck’s marketing territories, as well as Merck’s share of profits from the sale of Adempas in Bayer’s marketing territories.
In the second quarter of 2018, Merck determined it was probable that annual sales of Adempas in the future would trigger a $375 million sales-based milestone payment from Merck to Bayer. Accordingly, in the second quarter of 2018, Merck recorded a $375 million noncurrent liability and a corresponding intangible asset and also recognized $106 million of cumulative amortization expense within Materials and production costs. The remaining intangible asset will be amortized over its estimated useful life of approximately 9.5 years as supported by projected future cash flows, subject to impairment testing. In 2017, annual sales of Adempas exceeded $500 million triggering a $350 million milestone payment from Merck to Bayer, which was accrued for in 2016 when Merck deemed the payment to be probable. The milestone was paid in the first quarter of 2018. There is an additional $400 million potential future sales-based milestone payment that has not yet been accrued as it is not deemed by the Company to be probable at this time.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Summarized information related to this collaboration is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
Net product sales recorded by Merck	$47	$36	$90	$67
Merck’s profit share from sales in Bayer's marketing territories	28	31	53	84
Total sales	75	67	143	151

Materials and production (1)	132	24	159	47
Marketing and administrative	10	5	17	11
Research and development	28	25	56	51

($ in millions)			June 30, 2018	December 31, 2017
Receivables from Bayer			$27	$33
Payables to Bayer (2)			375	352
(1) Includes amortization of intangible assets.
(2) Includes accrued milestone payments.

5.	Restructuring
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
The Company recorded total pretax costs of $235 million and $210 million in the second quarter of 2018 and 2017, respectively, and $339 million and $425 million for the first six months of 2018 and 2017, respectively, related to restructuring program activities. Since inception of the programs through June 30, 2018, Merck has recorded total pretax accumulated costs of approximately $13.8 billion and eliminated approximately 44,695 positions comprised of employee separations, as well as the elimination of contractors and vacant positions. The Company estimates that approximately two-thirds of the cumulative pretax costs are cash outlays, primarily related to employee separation expense. Approximately one-third of the cumulative pretax costs are non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested. While the Company has substantially completed the actions under these programs, approximately $500 million of pretax costs are expected to be incurred for the full year of 2018 relating to anticipated employee separations and remaining asset-related costs.
For segment reporting, restructuring charges are unallocated expenses.
The following tables summarize the charges related to restructuring program activities by type of cost:

	Three Months Ended June 30, 2018				Six Months Ended June 30, 2018
($ in millions)	Separation Costs	Accelerated Depreciation	Other	Total	Separation Costs	Accelerated Depreciation	Other	Total
Materials and production	$—	$—	$3	$3	$—	$—	$9	$9
Marketing and administrative	—	—	1	1	—	1	1	2
Research and development	—	—	3	3	—	(3)	8	5
Restructuring costs	200	—	28	228	255	—	68	323
	$200	$—	$35	$235	$255	$(2)	$86	$339

	Three Months Ended June 30, 2017				Six Months Ended June 30, 2017
($ in millions)	Separation Costs	Accelerated Depreciation	Other	Total	Separation Costs	Accelerated Depreciation	Other	Total
Materials and production	$—	$(4)	$37	$33	$—	$47	$49	$96
Marketing and administrative	—	2	—	2	—	2	1	3
Research and development	—	8	1	9	—	6	3	9
Restructuring costs	118	—	48	166	202	—	115	317
	$118	$6	$86	$210	$202	$55	$168	$425

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Separation costs are associated with actual headcount reductions, as well as those headcount reductions which were probable and could be reasonably estimated. In the second quarter of 2018 and 2017, approximately 635 positions and 475 positions, respectively, and for the first six months of 2018 and 2017, 1,345 positions and 1,020 positions, respectively, were eliminated under restructuring program activities.
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
The following table summarizes the charges and spending relating to restructuring program activities for the six months ended June 30, 2018:

($ in millions)	Separation Costs	Accelerated Depreciation	Other	Total
Restructuring reserves January 1, 2018	$619	$—	$128	$747
Expense	255	(2)	86	339
(Payments) receipts, net	(389)	—	(116)	(505)
Non-cash activity	—	2	7	9
Restructuring reserves June 30, 2018 (1)	$485	$—	$105	$590

(1)	The remaining cash outlays are expected to be substantially completed by the end of 2020.

6.	Financial Instruments
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

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
The effect of the Company’s net investment hedges on OCI and the Consolidated Statement of Income is shown below:

	Amount of Pretax (Gain) Loss Recognized in Other Comprehensive Income (1)				Amount of Pretax (Gain) Loss Recognized in Other (income) expense, net for Amounts Excluded from Effectiveness Testing
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017	2018	2017	2018	2017
Net Investment Hedging Relationships
Foreign exchange contracts	$(12)	$—	$(14)	$—	$(3)	$—	$(3)	$—
Euro-denominated notes	(271)	204	(92)	339	—	—	—	—
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
In May 2018, four interest rate swaps with notional amounts of $250 million each matured. These swaps effectively converted the Company’s $1.0 billion, 1.30% fixed-rate notes due 2018 to variable rate debt. At June 30, 2018, the Company was a party to 22 pay-floating, receive-fixed interest rate swap contracts designated as fair value hedges of fixed-rate notes in which the notional amounts match the amount of the hedged fixed-rate notes as detailed in the table below.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

	June 30, 2018
($ in millions)	Par Value of Debt	Number of Interest Rate Swaps Held	Total Swap Notional Amount
5.00% notes due 2019	1,250	3	550
1.85% notes due 2020	1,250	5	1,250
3.875% notes due 2021	1,150	5	1,150
2.40% notes due 2022	1,000	4	1,000
2.35% notes due 2022	1,250	5	1,250
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
The table below presents the location of amounts recorded on the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Increase (Decrease) Included in the Carrying Amount
($ in millions)	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Balance Sheet Line Item in which Hedged Item is Included
Loans payable and current portion of long-term debt	$554	$983	$5	$(17)
Long-Term Debt (1)	4,511	5,146	(129)	(41)
(1) Amounts include hedging adjustment gains related to discontinued hedging relationships of $7 million and $11 million at June 30, 2018 and December 31, 2017, respectively.
Presented in the table below is the fair value of derivatives on a gross basis segregated between those derivatives that are designated as hedging instruments and those that are not designated as hedging instruments:

		June 30, 2018			December 31, 2017
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S. Dollar Notional
($ in millions)	Balance Sheet Caption	Asset	Liability		Asset	Liability
Derivatives Designated as Hedging Instruments
Interest rate swap contracts	Other assets	$—	$—	$—	$2	$—	$550
Interest rate swap contracts	Accrued and other current liabilities	—	2	550	—	3	1,000
Interest rate swap contracts	Other noncurrent liabilities	—	130	4,650	—	52	4,650
Foreign exchange contracts	Other current assets	153	—	6,071	51	—	4,216
Foreign exchange contracts	Other assets	83	—	2,561	38	—	1,936
Foreign exchange contracts	Accrued and other current liabilities	—	8	590	—	71	2,014
Foreign exchange contracts	Other noncurrent liabilities	—	1	144	—	1	20
		$236	$141	$14,566	$91	$127	$14,386
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Other current assets	$208	$—	$6,403	$39	$—	$3,778
Foreign exchange contracts	Accrued and other current liabilities	—	56	4,681	—	90	7,431
		$208	$56	$11,084	$39	$90	$11,209
		$444	$197	$25,650	$130	$217	$25,595

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

	June 30, 2018		December 31, 2017
($ in millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the consolidated balance sheet	$444	$197	$130	$217
Gross amount subject to offset in master netting arrangements not offset in the consolidated balance sheet	(152)	(152)	(94)	(94)
Cash collateral received	(90)	—	(3)	—
Net amounts	$202	$45	$33	$123
The table below provides information regarding the location and amount of pretax (gains) losses of derivatives designated in fair value or cash flow hedging relationships:

	Sales		Other (income) expense, net (1)		Other comprehensive income (loss)		Sales		Other (income) expense, net (1)		Other comprehensive income (loss)
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Financial Statement Line Items in which Effects of Fair Value or Cash Flow Hedges are Recorded	$10,465	$9,930	$(48)	(73)	$(62)	$(14)	20,502	$19,365	$(340)	$(143)	$62	$132
(Gain) loss on fair value hedging relationships
Interest rate swap contracts
Hedged items	—	—	(15)	20	—	—	—	—	(77)	4	—	—
Derivatives designated as hedging instruments	—	—	22	(31)	—	—	—	—	84	(27)	—	—
Impact of cash flow hedging relationships
Foreign exchange contracts
Amount of gain (loss) recognized in OCI on derivatives	—	—	—	—	264	(169)	—	—	—	—	84	(432)
(Decrease) increase in Sales as a result of AOCI reclassifications	(73)	49	—	—	73	(49)	(166)	144	—	—	166	(144)
(1) Interest expense is a component of Other (income) expense, net.
The table below provides information regarding the income statement effects of derivatives not designated as hedging instruments:

		Amount of Derivative Pretax (Gain) Loss Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	Income Statement Caption	2018	2017	2018	2017
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts (1)	Other (income) expense, net	$(195)	$(3)	$(167)	$(49)
Foreign exchange contracts (2)	Sales	(14)	—	(5)	—
(1) These derivative contracts mitigate changes in the value of remeasured foreign currency denominated monetary assets and liabilities attributable to changes in foreign currency exchange rates.
(2) These derivative contracts serve as economic hedges of forecasted transactions.
At June 30, 2018, the Company estimates $29 million of pretax net unrealized gains on derivatives maturing within the next 12 months that hedge foreign currency denominated sales over that same period will be reclassified from AOCI to Sales. The amount ultimately reclassified to Sales may differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Investments in Debt and Equity Securities
Information on investments in debt and equity securities is as follows:

	June 30, 2018				December 31, 2017
	Fair Value	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized
($ in millions)			Gains	Losses			Gains	Losses
Corporate notes and bonds	$8,782	$8,902	$2	$(122)	$9,806	$9,837	$9	$(40)
U.S. government and agency securities	1,620	1,640	—	(20)	2,042	2,059	—	(17)
Asset-backed securities	1,441	1,456	1	(16)	1,542	1,548	1	(7)
Foreign government bonds	649	658	—	(9)	733	739	—	(6)
Mortgage-backed securities	65	66	—	(1)	626	634	1	(9)
Commercial paper	30	30	—	—	159	159	—	—
Total debt securities	$12,587	$12,752	$3	$(168)	$14,908	$14,976	$11	$(79)
Publicly traded equity securities (1)	375				275	265	16	(6)
Total debt and publicly traded equity securities	$12,962				$15,183	$15,241	$27	$(85)
(1) Pursuant to the adoption of ASU 2016-01 (see Note 1), beginning on January 1, 2018, changes in the fair value of publicly traded equity securities are recognized in net income. Unrealized net gains of $7 million and $50 million, respectively, were recognized in Other (income) expense, net during the second quarter and first six months of 2018 on equity securities still held at June 30, 2018.
At June 30, 2018, the Company also had $675 million of equity investments without readily determinable fair values included in Other Assets. During the first six months of 2018, the Company recognized unrealized gains of $129 million on certain of these equity investments recorded in Other (income) expense, net based on favorable observable price changes from transactions involving similar investments of the same investee. In addition, during the first six months of 2018, the Company recognized unrealized losses of $26 million in Other (income) expense, net related to certain of these investments based on unfavorable observable price changes.
Available-for-sale debt securities included in Short-term investments totaled $2.3 billion at June 30, 2018. Of the remaining debt securities, $9.6 billion mature within five years. At June 30, 2018 and December 31, 2017, there were no debt securities pledged as collateral.
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

	Fair Value Measurements Using				Fair Value Measurements Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
($ in millions)	June 30, 2018				December 31, 2017
Assets
Investments
Corporate notes and bonds	$—	$8,684	$—	$8,684	$—	$9,678	$—	$9,678
U.S. government and agency securities	—	1,396	—	1,396	68	1,767	—	1,835
Asset-backed securities (1)	—	1,394	—	1,394	—	1,476	—	1,476
Foreign government bonds	—	649	—	649	—	732	—	732
Commercial paper	—	30	—	30	—	159	—	159
Mortgage-backed securities	—	—	—	—	—	547	—	547
Publicly traded equity securities	164	—	—	164	104	—	—	104
	164	12,153	—	12,317	172	14,359	—	14,531
Other assets (2)
U.S. government and agency securities	64	160	—	224	—	207	—	207
Corporate notes and bonds	—	98	—	98	—	128	—	128
Mortgage-backed securities	—	65	—	65	—	79	—	79
Asset-backed securities (1)	—	47	—	47	—	66	—	66
Foreign government bonds	—	—	—	—	—	1	—	1
Publicly traded equity securities	211	—	—	211	171	—	—	171
	275	370	—	645	171	481	—	652
Derivative assets (3)
Purchased currency options	—	142	—	142	—	80	—	80
Forward exchange contracts	—	302	—	302	—	48	—	48
Interest rate swaps	—	—	—	—	—	2	—	2
	—	444	—	444	—	130	—	130
Total assets	$439	$12,967	$—	$13,406	$343	$14,970	$—	$15,313
Liabilities
Other liabilities
Contingent consideration	$—	$—	$830	$830	$—	$—	$935	$935
Derivative liabilities (3)
Forward exchange contracts	—	62	—	62	—	162	—	162
Interest rate swaps	—	132	—	132	—	55	—	55
Written currency options	—	3	—	3	—	—	—	—
	—	197	—	197	—	217	—	217
Total liabilities	$—	$197	$830	$1,027	$—	$217	$935	$1,152

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
There were no transfers between Level 1 and Level 2 during the first six months of 2018. As of June 30, 2018, Cash and cash equivalents of $5.3 billion included $4.5 billion of cash equivalents (which would be considered Level 2 in the fair value hierarchy).

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Contingent Consideration
Summarized information about the changes in liabilities for contingent consideration is as follows:

	Six Months Ended June 30,
($ in millions)	2018	2017
Fair value January 1	$935	$891
Changes in fair value (1)	122	108
Additions	8	3
Payments	(235)	—
Fair value June 30 (2)	$830	$1,002
(1) Recorded in Research and development expenses, Materials and production costs and Other (income) expense, net. Includes cumulative translation adjustments.
(2) Balance at June 30, 2018 includes $92 million recorded as a current liability for amounts expected to be paid within the next 12 months.
The payments of contingent consideration in the first six months of 2018 include $175 million related to the achievement of a clinical milestone in connection with the 2016 acquisition of Afferent Pharmaceuticals. The remaining payments relate to liabilities recorded in connection with the 2016 termination of the Sanofi-Pasteur MSD joint venture.
Other Fair Value Measurements
Some of the Company’s financial instruments, such as cash and cash equivalents, receivables and payables, are reflected in the balance sheet at carrying value, which approximates fair value due to their short-term nature.
The estimated fair value of loans payable and long-term debt (including current portion) at June 30, 2018, was $23.9 billion compared with a carrying value of $23.3 billion and at December 31, 2017, was $25.6 billion compared with a carrying value of $24.4 billion. Fair value was estimated using recent observable market prices and would be considered Level 2 in the fair value hierarchy.
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
The majority of the Company’s accounts receivable arise from product sales in the United States and Europe and are primarily due from drug wholesalers and retailers, hospitals, government agencies, managed health care providers and pharmacy benefit managers. The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in their credit profile. The Company also continues to monitor global economic conditions, including the volatility associated with international sovereign economies, and associated impacts on the financial markets and its business. At June 30, 2018, the Company’s total net accounts receivable outstanding for more than one year were approximately $40 million. The Company does not expect to have write-offs or adjustments to accounts receivable which would have a material adverse effect on its financial position, liquidity or results of operations.
Derivative financial instruments are executed under International Swaps and Derivatives Association master agreements. The master agreements with several of the Company’s financial institution counterparties also include credit support annexes. These annexes contain provisions that require collateral to be exchanged depending on the value of the derivative assets and liabilities, the Company’s credit rating, and the credit rating of the counterparty. As of June 30, 2018 and December 31, 2017, the Company had received cash collateral of $90 million and $3 million, respectively, from various counterparties and the obligation to return such collateral is recorded in Accrued and other current liabilities. The Company had not advanced any cash collateral to counterparties as of June 30, 2018 or December 31, 2017.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

7.	Inventories
Inventories consisted of:

($ in millions)	June 30, 2018	December 31, 2017
Finished goods	$1,519	$1,334
Raw materials and work in process	4,818	4,703
Supplies	191	201
Total (approximates current cost)	6,528	6,238
Increase to LIFO costs	11	45
	$6,539	$6,283
Recognized as:
Inventories	$5,178	$5,096
Other assets	1,361	1,187
Amounts recognized as Other assets are comprised almost entirely of raw materials and work in process inventories. At June 30, 2018 and December 31, 2017, these amounts included $1.3 billion and $1.1 billion, respectively, of inventories not expected to be sold within one year. In addition, these amounts included $25 million and $80 million at June 30, 2018 and December 31, 2017, respectively, of inventories produced in preparation for product launches.

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
Product Liability Litigation
Fosamax
As previously disclosed, Merck is a defendant in product liability lawsuits in the United States involving Fosamax (Fosamax Litigation). As of June 30, 2018, approximately 3,975 cases are filed and pending against Merck in either federal or state court. In approximately 10 of these actions, plaintiffs allege, among other things, that they have suffered osteonecrosis of the jaw (ONJ), generally subsequent to invasive dental procedures, such as tooth extraction or dental implants and/or delayed healing, in association with the use of Fosamax. In addition, plaintiffs in approximately 3,965 of these actions generally allege that they sustained femur fractures and/or other bone injuries (Femur Fractures) in association with the use of Fosamax.
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

In 2014, Merck settled approximately 95% of the ONJ cases pending in the Fosamax ONJ MDL and in state courts for a payment of $27.3 million. The escrow agent under the agreement has been making settlement payments to qualifying plaintiffs. The ONJ Master Settlement Agreement has no effect on the cases alleging Femur Fractures discussed below. The Fosamax ONJ MDL was closed in June 2018.
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
In August 2013, the Femur Fracture MDL court entered an order requiring plaintiffs in the Femur Fracture MDL to show cause why those cases asserting claims for a femur fracture injury that took place prior to September 14, 2010, should not be dismissed based on the court’s preemption decision in the Glynn case. Pursuant to the show cause order, in March 2014, the Femur Fracture MDL court dismissed with prejudice approximately 650 cases on preemption grounds. Plaintiffs in approximately 515 of those cases appealed that decision to the U.S. Court of Appeals for the Third Circuit (Third Circuit). In March 2017, the Third Circuit issued a decision reversing the Femur Fracture MDL court’s preemption ruling and remanding the appealed cases back to the Femur Fracture MDL court. Merck filed a petition for a writ of certiorari to the U.S. Supreme Court in August 2017 seeking review of the Third Circuit’s decision. In December 2017, the Supreme Court invited the Solicitor General to file a brief in the case expressing the views of the United States, and in May 2018, the Solicitor General submitted a brief stating that the Third Circuit’s decision was wrongly decided and recommended that the Supreme Court grant Merck’s cert petition. The Supreme Court granted Merck’s petition in June 2018, and final decision on the Femur Fracture MDL court’s preemption ruling is now pending before the Supreme Court.
In addition, in June 2014, the Femur Fracture MDL court granted Merck summary judgment in the Gaynor v. Merck case and found that Merck’s updates in January 2011 to the Fosamax label regarding atypical femur fractures were adequate as a matter of law and that Merck adequately communicated those changes. The plaintiffs in Gaynor did not appeal the Femur Fracture MDL court’s findings with respect to the adequacy of the 2011 label change, but did appeal the dismissal of their case based on preemption grounds and a final decision on that issue is now pending before the Supreme Court. In August 2014, Merck filed a motion requesting that the Femur Fracture MDL court enter a further order requiring all plaintiffs in the Femur Fracture MDL who claim that the 2011 Fosamax label is inadequate and the proximate cause of their alleged injuries to show cause why their cases should not be dismissed based on the court’s preemption decision and its ruling in the Gaynor case. In November 2014, the court granted Merck’s motion and entered the requested show cause order. No plaintiffs responded to or appealed the November 2014 show cause order.
As of June 30, 2018, approximately 300 cases were pending in the Femur Fracture MDL following the reinstatement of the cases that had been on appeal to the Third Circuit. In addition, approximately 755 cases have been dismissed without prejudice pending final resolution by the Supreme Court of the appeal of the Femur Fracture MDL court’s preemption order.
As of June 30, 2018, approximately 2,630 cases alleging Femur Fractures have been filed in New Jersey state court and are pending before Judge James Hyland in Middlesex County. The parties selected an initial group of 30 cases to be reviewed through fact discovery. Two additional groups of 50 cases each to be reviewed through fact discovery were selected in November 2013 and March 2014, respectively. A further group of 25 cases to be reviewed through fact discovery was selected by Merck in July 2015, and Merck has continued to select additional cases to be reviewed through fact discovery from 2016 to the present.
As of June 30, 2018, approximately 275 cases alleging Femur Fractures have been filed and are pending in California state court. All of the Femur Fracture cases filed in California state court have been coordinated before a single judge in Orange County, California. In March 2014, the court directed that a group of 10 discovery pool cases be reviewed through fact discovery and subsequently scheduled the Galper v. Merck case, which plaintiffs selected, as the first trial. The Galper trial began in February 2015 and the jury returned a verdict in Merck’s favor in April 2015, and plaintiff appealed that verdict to the California appellate court. In April 2017, the California appellate court issued a decision affirming the lower court’s judgment in favor of Merck. The next Femur Fracture trial in California that was scheduled to begin in April 2016 was stayed at plaintiffs’ request and a new trial date has not been set.
Additionally, there are four Femur Fracture cases pending in other state courts.
Discovery is ongoing in the Femur Fracture MDL and in state courts where Femur Fracture cases are pending and the Company intends to defend against these lawsuits.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Januvia/Janumet
As previously disclosed, Merck is a defendant in product liability lawsuits in the United States involving Januvia and/or Janumet. As of June 30, 2018, Merck is aware of approximately 1,260 product user claims alleging generally that use of Januvia and/or Janumet caused the development of pancreatic cancer and other injuries. These complaints were filed in several different state and federal courts.
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
In November 2015, the MDL and California State Court - in separate opinions - granted summary judgment to defendants on grounds of preemption. Of the approximately 1,260 product user claims, these rulings resulted in the dismissal of approximately 1,100 product user claims.
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
As of June 30, 2018, seven product users have claims pending against Merck in state courts other than California state court, including four active product user claims pending in Illinois state court. In June 2017, the Illinois trial court denied Merck’s motion for summary judgment on grounds of preemption. Merck sought permission to appeal that order on an interlocutory basis and was granted a stay of proceedings in the trial court. In September 2017, an intermediate appellate court in Illinois denied Merck’s petition for interlocutory review. Merck filed a petition for review with the Illinois Supreme Court and, on January 18, 2018, the Illinois Supreme Court directed the appellate court to answer the certified question. Briefing in the intermediate appellate court has concluded. Proceedings in the trial court remain stayed.
In addition to the claims noted above, the Company has agreed to toll the statute of limitations for approximately 50 additional claims. The Company intends to continue defending against these lawsuits.
Propecia/Proscar
As previously disclosed, Merck is a defendant in product liability lawsuits in the United States involving Propecia and/or Proscar. As of June 30, 2018, there were approximately 600 active lawsuits filed by plaintiffs who allege that they have experienced persistent sexual side effects following cessation of treatment with Propecia and/or Proscar. Approximately 15 of the plaintiffs also allege that Propecia or Proscar has caused or can cause prostate cancer, testicular cancer or male breast cancer. The lawsuits have been filed in various federal courts and in state court in New Jersey. The federal lawsuits have been consolidated for pretrial purposes in a federal multidistrict litigation before Judge Brian Cogan of the Eastern District of New York. The matters pending in state court in New Jersey have been consolidated before Judge Hyland in Middlesex County (NJ Coordinated Proceedings). In addition, there is one matter pending in state court in California, one matter pending in state court in Ohio, and one matter pending in state court in Massachusetts.
As previously disclosed, on April 9, 2018, Merck and the Plaintiffs’ Executive Committee in the MDL and the Plaintiffs’ Liaison Counsel in the NJ Coordinated Proceedings entered into an agreement to resolve the above mentioned Propecia/Proscar lawsuits for an aggregate amount of $4.3 million. The settlement is subject to certain contingencies, including 95% plaintiff participation and a per plaintiff clawback if the participation rate is less than 100%.
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

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
Commercial and Other Litigation
Merck KGaA Litigation
In January 2016, to protect its long-established brand rights in the United States, the Company filed a lawsuit against Merck KGaA, Darmstadt, Germany (KGaA), historically operating as the EMD Group in the United States, alleging it improperly uses the name “Merck” in the United States. KGaA has filed suit against the Company in France, the UK, Germany, Switzerland, Mexico, India, Australia, Singapore, Hong Kong, and China alleging, among other things, unfair competition, trademark infringement and corporate name infringement. In the UK, Australia, Singapore, and Hong Kong, KGaA also alleges breach of the parties’ coexistence agreement. In December 2015, the Paris Court of First Instance issued a judgment finding that certain activities by the Company directed towards France did not constitute trademark infringement and unfair competition while other activities were found to infringe. The Company and KGaA appealed the decision, and the appeal was heard in May 2017. In June 2017, the French appeals court held that certain of the activities by the Company directed to France constituted unfair competition or trademark infringement and no further appeal was pursued. In January 2016, the UK High Court issued a judgment finding that the Company had breached the co-existence agreement and infringed KGaA’s trademark rights as a result of certain activities directed towards the UK based on use of the word MERCK on promotional and information activity. As noted in the UK decision, this finding was not based on the Company’s use of the sign MERCK in connection with the sale of products or any material pharmaceutical business transacted in the UK. The Company and KGaA have both appealed this decision, and the appeal was heard in June 2017. In November 2017, the UK Court of Appeals affirmed the decision on the co-existence agreement and remitted for re-hearing issues of trademark infringement, the scope of KGaA’s UK trademarks for pharmaceutical products, and the relief to which KGaA would be entitled. The re-hearing was held, and no decision has been handed down.
In re Rotavirus Vaccines Antitrust Litigation
On April 25 and May 2, 2018, Sugartown Pediatrics, LLC and Schwartz Pediatrics, respectively, filed putative class actions against Merck in the Eastern District of Pennsylvania on behalf of all direct purchasers of RotaTeq from April 25, 2014 through present, alleging that Merck violated Sections 1 and 2 of the Sherman Act. On June 15, 2018, plaintiffs filed a consolidated amended complaint, substituting MSD as the defendant, and on July 23, Margiotti & Kroll Pediatrics, P.C. filed a substantially similar complaint in the consolidated proceeding. Plaintiffs allege that MSD has implemented an anticompetitive vaccine bundling scheme whereby MSD leverages its monopoly power in multiple pediatric vaccine markets to maintain its monopoly power in the U.S. market for rotavirus vaccines. Plaintiffs seek to recover unspecified overcharge damages on their purchases of RotaTeq, trebled, and fees and costs.
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
Inegy — The patents protecting Inegy in Europe have expired but supplemental protection certificates (SPCs) have been granted to the Company in many European countries that will expire in April 2019. There are multiple challenges to the SPCs related to Inegy throughout Europe and generic products have been launched in France, Italy, Ireland, Spain, Portugal, Norway and Netherlands. The Company has filed for preliminary injunctions in many countries that are still pending decision. Preliminary injunctions have been granted in Germany and Portugal. Preliminary injunctions have been denied in France, Belgium, Ireland, Netherlands and the Czech Republic. The Company is appealing those decisions. The Company will file actions for patent infringement seeking damages against those companies that launch generic products before April 2019.
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
Gilead Patent Litigation and Opposition
In August 2013, Gilead Sciences, Inc. (Gilead) filed a lawsuit in the U.S. District Court for the Northern District of California seeking a declaration that two Company patents were invalid and not infringed by the sale of their two sofosbuvir containing products, Sovaldi and Harvoni. The Company filed a counterclaim that the sale of these products did infringe these two patents and sought a reasonable royalty for the past, present and future sales of these products. In March 2016, at the conclusion of a jury trial, the patents were found to be not invalid and infringed. The jury awarded the Company $200 million as a royalty for sales of these products up to December 2015. After the conclusion of the jury trial, the court held a bench trial on the equitable defenses raised by Gilead. In June 2016, the court found for Gilead and determined that Merck could not collect the jury award and that the patents were unenforceable with respect to Gilead. The Company appealed the court’s decision. Gilead also asked the court to overturn the jury’s decision on validity. The court held a hearing on Gilead’s motion in August 2016, and the court subsequently rejected Gilead’s request, which Gilead appealed. In April 2018, the appeals court affirmed the decisions that both patents were unenforceable against Gilead.
The Company, through its Idenix Pharmaceuticals, Inc. subsidiary, has pending litigation against Gilead in the United States, Germany and France based on different patent estates that would also be infringed by Gilead’s sales of these two products. Gilead opposed the European patent at the European Patent Office (EPO). Trial in the United States was held in December 2016 and the jury returned a verdict for the Company, awarding damages of $2.54 billion. The Company submitted post-trial motions, including on the issues of enhanced damages and future royalties. Gilead submitted post-trial motions for judgment as a matter of law. A hearing on the motions was held in September 2017. Also, in September 2017, the court denied the Company’s motion on enhanced damages, granted its motion on prejudgment interest and deferred its motion on future royalties. In February 2018, the court granted Gilead’s motion for judgment as a matter of law and found the patent was invalid for a lack of enablement. The Company appealed this decision. The EPO opposition division revoked the European patent, and the Company appealed this decision. The cases in France and Germany have been stayed pending the final decision of the EPO.
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
Legal Defense Reserves
Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. Some of the significant factors considered in the review of these legal defense reserves are as follows: the actual costs incurred by the Company; the development of the Company’s legal defense strategy and structure in light of the scope of its litigation; the number of cases being brought against the Company; the costs and outcomes of completed trials and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the associated litigation. The amount of legal defense reserves as of June 30, 2018 and December 31, 2017 of approximately $155 million and $160 million, respectively, represents the Company’s best estimate of the minimum amount of defense costs to be incurred in connection with its outstanding litigation; however, events such as additional trials and other events that could arise in the course of its litigation could affect the ultimate amount of legal defense costs to be incurred by the Company. The Company will continue

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase the reserves at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.

9.	Equity

	Common Stock		Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non- Controlling Interests	Total
($ and shares in millions)	Shares	Par Value				Shares	Cost
Balance at January 1, 2017	3,577	$1,788	$39,939	$44,133	$(5,226)	828	$(40,546)	$220	$40,308
Net income attributable to Merck & Co., Inc.	—	—	—	3,496	—	—	—	—	3,496
Other comprehensive income, net of taxes	—	—	—	—	132	—	—	—	132
Cash dividends declared on common stock	—	—	—	(2,583)	—	—	—	—	(2,583)
Treasury stock shares purchased	—	—	—	—	—	34	(2,153)	—	(2,153)
Share-based compensation plans and other	—	—	(163)	—	—	(12)	646	—	483
Acquisition of Vallée	—	—	—	—	—	—	—	25	25
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	11	11
Other changes in noncontrolling ownership interests	—	—	—	—	—	—	—	(7)	(7)
Balance at June 30, 2017	3,577	$1,788	$39,776	$45,046	$(5,094)	850	$(42,053)	$249	$39,712
Balance at January 1, 2018	3,577	$1,788	$39,902	$41,350	$(4,910)	880	$(43,794)	$233	$34,569
Adoption of new accounting standards (see Note 1)	—	—	—	322	(274)	—	—	—	48
Net income attributable to Merck & Co., Inc.	—	—	—	2,443	—	—	—	—	2,443
Other comprehensive income, net of taxes	—	—	—	—	62	—	—	—	62
Cash dividends declared on common stock	—	—	—	(2,592)	—	—	—	—	(2,592)
Treasury stock shares purchased	—	—	—	—	—	37	(2,162)	—	(2,162)
Share-based compensation plans and other	—	—	(161)	—	—	(10)	555	—	394
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	14	14
Distributions attributable to noncontrolling interests	—	—	—	—	—	—	—	(10)	(10)
Balance at June 30, 2018	3,577	$1,788	$39,741	$41,523	$(5,122)	907	$(45,401)	$237	$32,766

10.	Share-Based Compensation Plans
The Company has share-based compensation plans under which the Company grants restricted stock units (RSUs) and performance share units (PSUs) to certain management level employees. In addition, employees and non-employee directors may be granted options to purchase shares of Company common stock at the fair market value at the time of grant.
The following table provides the amounts of share-based compensation cost recorded in the Condensed Consolidated Statement of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
Pretax share-based compensation expense	$90	$82	$170	$156
Income tax benefit	(13)	(25)	(28)	(47)
Total share-based compensation expense, net of taxes	$77	$57	$142	$109
During the first six months of 2018 and 2017, the Company granted 7 million RSUs with a weighted-average grant date fair value of $58.15 per RSU and 5 million RSUs with a weighted-average grant date fair value of $63.97 per RSU, respectively. During the first six months of 2018 and 2017, the Company granted 855 thousand PSUs with a weighted-average grant date fair value of $56.70 per PSU and 1 million PSUs with a weighted-average grant date fair value of $63.62 per PSU, respectively.
During the first six months of 2018 and 2017, the Company granted 3 million stock options with a weighted-average exercise price of $57.72 per option and 4 million stock options with a weighted-average exercise price of $63.98 per option, respectively. The weighted-average fair value of options granted for the first six months of 2018 and 2017 was $8.19 and $7.05 per option, respectively, and was determined using the following assumptions:

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

	Six Months Ended June 30,
	2018	2017
Expected dividend yield	3.4%	3.6%
Risk-free interest rate	2.8%	2.0%
Expected volatility	19.1%	17.9%
Expected life (years)	6.1	6.1
At June 30, 2018, there was $758 million of total pretax unrecognized compensation expense related to nonvested stock options, RSU and PSU awards which will be recognized over a weighted-average period of 2.3 years. For segment reporting, share-based compensation costs are unallocated expenses.

11.	Pension and Other Postretirement Benefit Plans
The Company has defined benefit pension plans covering eligible employees in the United States and in certain of its international subsidiaries. The net periodic benefit cost (credit) of such plans consisted of the following components:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
($ in millions)	U.S.	International	U.S.	International	U.S.	International	U.S.	International
Service cost	$85	$58	$77	$63	$168	$125	$154	$124
Interest cost	107	45	113	42	215	91	226	83
Expected return on plan assets	(211)	(108)	(218)	(97)	(425)	(221)	(436)	(191)
Amortization of unrecognized prior service credit	(13)	(3)	(13)	(3)	(25)	(7)	(27)	(5)
Net loss amortization	56	21	44	24	112	43	89	47
Termination benefits	7	—	3	1	17	—	8	2
Curtailments	5	(1)	1	(1)	3	(1)	4	(1)
Settlements	—	4	—	—	1	4	—	—
	$36	$16	$7	$29	$66	$34	$18	$59
The Company provides medical benefits, principally to its eligible U.S. retirees and similar benefits to their dependents, through its other postretirement benefit plans. The net cost (credit) of such plans consisted of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
Service cost	$14	$14	$28	$28
Interest cost	18	20	35	40
Expected return on plan assets	(21)	(20)	(41)	(39)
Amortization of unrecognized prior service credit	(21)	(24)	(42)	(49)
Termination benefits	1	—	2	1
Curtailments	(2)	(2)	(6)	(5)
	$(11)	$(12)	$(24)	$(24)
In connection with restructuring actions (see Note 5), termination charges were recorded on pension and other postretirement benefit plans related to expanded eligibility for certain employees exiting Merck. Also, in connection with these restructuring actions, curtailments were recorded on pension and other postretirement benefit plans as reflected in the tables above.
The components of net periodic benefit cost (credit) other than the service cost component are included in Other (income) expense, net (see Note 12), with the exception of certain amounts for termination benefits, curtailments and settlements, which are recorded in Restructuring costs if the event giving rise to the termination benefits, curtailment or settlement is related to restructuring actions as noted above.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

12.	Other (Income) Expense, Net
Other (income) expense, net, consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
Interest income	$(81)	$(96)	$(165)	$(194)
Interest expense	194	193	379	375
Exchange losses	71	19	77	11
Equity (gains) losses from affiliates	(64)	(5)	(12)	8
Net periodic defined benefit plan (credit) cost other than service cost	(130)	(131)	(265)	(260)
Other, net	(38)	(53)	(354)	(83)
	$(48)	$(73)	$(340)	$(143)
Other, net (as reflected in the table above) in the first six months of 2018 includes a $115 million gain on the settlement of certain patent litigation (see Note 8).
Interest paid for the six months ended June 30, 2018 and 2017 was $341 million and $343 million, respectively.

13.	Taxes on Income
The effective income tax rates of 17.8% and 20.0% for the second quarter of 2018 and 2017, respectively, and 28.4% and 21.0% for the first six months of 2018 and 2017, respectively, reflect the impacts of acquisition and divestiture-related costs and restructuring costs, partially offset by the beneficial impact of foreign earnings. In addition, the effective income tax rate for the first six months of 2018 reflects the unfavorable impact of a $1.4 billion aggregate pretax charge recorded in connection with the formation of an oncology collaboration with Eisai for which no tax benefit was recognized. The effective income tax rates for the second quarter and first six months of 2017 also reflect a benefit of $88 million related to the settlement of a state income tax issue.
On December 22, 2017, new U.S. tax legislation known as the Tax Cuts and Jobs Act of 2017 (TCJA) was enacted. Among other provisions, the TCJA reduced the U.S. federal corporate statutory tax rate from 35% to 21% effective January 1, 2018, requires companies to pay a one-time transition tax on undistributed earnings of certain foreign subsidiaries, and creates new taxes on certain foreign sourced earnings. The Company reflected the impact of the TCJA in its 2017 financial statements as described below. However, application of certain provisions of the TCJA was and remains subject to further interpretation and in these instances the Company made a reasonable estimate of the effects of the TCJA. No changes to these amounts were recognized in the first six months of 2018 and they remain provisional.
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
Beginning in 2018, the TCJA includes a tax on “global intangible low-taxed income” (GILTI) as defined in the TCJA. The Company is allowed to make an accounting policy election to account for the tax effects of the GILTI tax either in the income tax provision in future periods as the tax arises, or as a component of deferred taxes on the related investments in foreign subsidiaries. The Company is currently evaluating the GILTI provisions of the TCJA and the implications on its tax provision and has not finalized the accounting policy election; therefore, the Company has not recorded deferred taxes for GILTI.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

14.	Earnings Per Share
The calculations of earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ and shares in millions except per share amounts)	2018	2017	2018	2017
Net income attributable to Merck & Co., Inc.	$1,707	$1,946	$2,443	$3,496
Average common shares outstanding	2,683	2,734	2,689	2,739
Common shares issuable (1)	13	18	13	20
Average common shares outstanding assuming dilution	2,696	2,752	2,702	2,759
Basic earnings per common share attributable to Merck & Co., Inc. common shareholders	$0.64	$0.71	$0.91	$1.28
Earnings per common share assuming dilution attributable to Merck & Co., Inc. common shareholders	$0.63	$0.71	$0.90	$1.27

(1)	Issuable primarily under share-based compensation plans.
For the three months ended June 30, 2018 and 2017, 13 million and 5 million, respectively, and for the first six months of 2018 and 2017, 15 million and 4 million, respectively, of common shares issuable under share-based compensation plans were excluded from the computation of earnings per common share assuming dilution because the effect would have been antidilutive.

15.	Other Comprehensive Income (Loss)
Changes in AOCI by component are as follows:

	Three Months Ended June 30,
($ in millions)	Derivatives		Investments		Employee Benefit Plans		Cumulative Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance April 1, 2017, net of taxes	$106		$40		$(3,180)		$(2,046)	$(5,080)
Other comprehensive income (loss) before reclassification adjustments, pretax	(169)		26		29		(25)	(139)
Tax	59		3		(3)		72	131
Other comprehensive income (loss) before reclassification adjustments, net of taxes	(110)		29		26		47	(8)
Reclassification adjustments, pretax	(50)	(1)	8	(2)	27	(3)	—	(15)
Tax	17		(2)		(6)		—	9
Reclassification adjustments, net of taxes	(33)		6		21		—	(6)
Other comprehensive income (loss), net of taxes	(143)		35		47		47	(14)
Balance June 30, 2017, net of taxes	$(37)		$75		$(3,133)		$(1,999)	$(5,094)

Balance April 1, 2018, net of taxes	$(201)		$(167)		$(3,095)		$(1,597)	$(5,060)
Other comprehensive income (loss) before reclassification adjustments, pretax	265		(17)		(1)		(301)	(54)
Tax	(56)		—		1		(60)	(115)
Other comprehensive income (loss) before reclassification adjustments, net of taxes	209		(17)		—		(361)	(169)
Reclassification adjustments, pretax	72	(1)	20	(2)	40	(3)	—	132
Tax	(15)		—		(10)		—	(25)
Reclassification adjustments, net of taxes	57		20		30		—	107
Other comprehensive income (loss), net of taxes	266		3		30		(361)	(62)
Balance June 30, 2018, net of taxes	$65		$(164)		$(3,065)		$(1,958)	$(5,122)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

	Six Months Ended June 30,
($ in millions)	Derivatives		Investments		Employee Benefit Plans		Cumulative Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2017, net of taxes	$338		$(3)		$(3,206)		$(2,355)	$(5,226)
Other comprehensive income (loss) before reclassification adjustments, pretax	(432)		113		25		238	(56)
Tax	151		(4)		6		118	271
Other comprehensive income (loss) before reclassification adjustments, net of taxes	(281)		109		31		356	215
Reclassification adjustments, pretax	(145)	(1)	(49)	(2)	55	(3)	—	(139)
Tax	51		18		(13)		—	56
Reclassification adjustments, net of taxes	(94)		(31)		42		—	(83)
Other comprehensive income (loss), net of taxes	(375)		78		73		356	132
Balance June 30, 2017, net of taxes	$(37)		$75		$(3,133)		$(1,999)	$(5,094)

Balance January 1, 2018, net of taxes	$(108)		$(61)		$(2,787)		$(1,954)	$(4,910)
Other comprehensive income (loss) before reclassification adjustments, pretax	84		(133)		(2)		18	(33)
Tax	(18)		1		4		(122)	(135)
Other comprehensive income (loss) before reclassification adjustments, net of taxes	66		(132)		2		(104)	(168)
Reclassification adjustments, pretax	164	(1)	36	(2)	81	(3)	—	281
Tax	(34)		—		(17)		—	(51)
Reclassification adjustments, net of taxes	130		36		64		—	230
Other comprehensive income (loss), net of taxes	196		(96)		66		(104)	62

Reclassification of provisional stranded tax effects (see Note 1)	(23)		1		(344)		100	(266)
Adoption of ASU 2016-01 (see Note 1)	—		(8)		—		—	(8)

Balance June 30, 2018, net of taxes	$65		$(164)		$(3,065)		$(1,958)	$(5,122)

(1)	Relates to foreign currency cash flow hedges that were reclassified from AOCI to Sales.

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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Sales of the Company’s products were as follows:

	Three Months Ended June 30,						Six Months Ended June 30,
	2018			2017			2018			2017
($ in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total	U.S.	Int’l	Total	U.S.	Int’l	Total
Pharmaceutical:
Oncology
Keytruda	$959	$707	$1,667	$556	$325	$881	$1,797	$1,333	$3,131	$917	$547	$1,465
Emend	89	59	148	83	60	143	168	105	273	169	107	276
Temodar	1	54	56	3	61	65	2	111	113	4	126	130
Alliance revenue - Lynparza	31	13	44	—	—	—	55	22	76	—	—	—
Alliance revenue - Lenvima	—	35	35	—	—	—	—	35	35	—	—	—
Vaccines
Gardasil/Gardasil 9	302	306	608	312	156	469	682	586	1,269	711	290	1,001
ProQuad/M-M-R II/Varivax	356	70	426	341	58	399	668	150	818	639	115	754
Pneumovax 23	122	71	193	104	61	166	234	137	372	219	110	329
RotaTeq	99	57	156	72	51	123	250	99	349	251	96	347
Zostavax	1	43	44	107	52	160	17	91	108	216	97	313
Hospital Acute Care
Bridion	95	145	240	54	109	163	175	269	444	99	211	310
Noxafil	87	100	188	77	78	155	168	195	363	142	154	296
Invanz	87	63	149	93	57	150	177	123	300	175	111	286
Cubicin	48	46	94	53	50	103	95	97	192	107	92	198
Cancidas	4	83	87	6	106	112	7	171	178	11	222	233
Primaxin	—	68	68	1	70	71	5	135	140	2	132	133
Immunology
Simponi	—	233	233	—	199	199	—	464	464	—	383	383
Remicade	—	157	157	—	208	208	—	324	324	—	437	437
Neuroscience
Belsomra	29	42	71	25	28	52	52	73	125	45	49	94
Virology
Isentress/Isentress HD	132	174	305	136	146	282	260	326	586	279	308	587
Zepatier	(10)	123	113	256	261	517	(10)	253	243	455	440	895
Cardiovascular
Zetia	8	218	226	122	246	367	25	505	531	233	468	701
Vytorin	3	152	155	30	152	182	11	311	322	120	303	423
Atozet	—	101	101	—	63	63	—	174	174	—	112	112
Adempas	—	75	75	—	67	67	—	143	143	—	151	151
Diabetes
Januvia	503	446	949	541	407	948	968	862	1,829	1,048	740	1,787
Janumet	209	377	585	248	315	563	401	729	1,129	442	617	1,059
Women’s Health
NuvaRing	187	49	236	153	47	199	357	95	452	265	94	359
Implanon/Nexplanon	114	60	174	125	53	178	242	106	348	257	92	349
Diversified Brands
Singulair	5	180	185	6	197	203	11	350	360	12	377	389
Cozaar/Hyzaar	7	118	125	3	116	119	14	231	245	6	226	231
Nasonex	—	81	81	21	64	85	2	201	203	39	185	224
Arcoxia	—	84	84	—	89	89	—	166	166	—	192	192
Follistim AQ	27	43	70	32	47	79	56	81	138	74	86	160
Fosamax	3	56	59	2	65	66	1	113	114	3	124	127
Dulera	35	7	42	63	5	69	85	14	99	139	12	151
Other pharmaceutical (1)	289	765	1,053	304	761	1,064	563	1,483	2,045	611	1,449	2,062
Total Pharmaceutical segment sales	3,822	5,461	9,282	3,929	4,830	8,759	7,538	10,663	18,201	7,690	9,255	16,944
Animal Health:
Livestock	107	526	633	103	479	582	231	1,055	1,286	223	938	1,161
Companion Animals	204	253	457	167	206	373	387	482	869	330	403	733
Total Animal Health segment sales	311	779	1,090	270	685	955	618	1,537	2,155	553	1,341	1,894
Other segment sales (2)	56	—	56	101	—	101	140	—	140	194	—	195
Total segment sales	4,189	6,240	10,428	4,300	5,515	9,815	8,296	12,200	20,496	8,437	10,596	19,033
Other (3)	54	(18)	37	8	108	115	80	(74)	6	66	266	332
	$4,243	$6,222	$10,465	$4,308	$5,623	$9,930	$8,376	$12,126	$20,502	$8,503	$10,862	$19,365

(1)	Other pharmaceutical primarily reflects sales of other human health pharmaceutical products, including products within the franchises not listed separately.

(2)	Represents the non-reportable segments of Healthcare Services and Alliances.

(3)
Other is primarily comprised of miscellaneous corporate revenues, including revenue hedging activities, as well as third-party manufacturing sales. Other in the first six months of 2018 and 2017 also includes $71 million and $50 million, respectively, related to the sale of the marketing rights to certain products.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Consolidated revenues by geographic area where derived are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
United States	$4,243	$4,308	$8,376	$8,503
Europe, Middle East and Africa	3,144	2,804	6,334	5,433
Asia Pacific	1,350	1,056	2,588	2,054
Japan	855	839	1,592	1,544
Latin America	594	583	1,126	1,068
Other	279	340	486	763
	$10,465	$9,930	$20,502	$19,365
A reconciliation of segment profits to Income before taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
Segment profits:
Pharmaceutical segment	$5,826	$5,590	$11,630	$10,751
Animal Health segment	450	395	864	812
Other segments	26	111	88	144
Total segment profits	6,302	6,096	12,582	11,707
Other profits	(2)	43	(89)	186
Unallocated:
Interest income	81	96	165	194
Interest expense	(194)	(193)	(379)	(375)
Equity income from affiliates	66	5	16	(7)
Depreciation and amortization	(332)	(332)	(682)	(702)
Research and development	(2,041)	(1,560)	(5,023)	(3,191)
Amortization of purchase accounting adjustments	(732)	(779)	(1,464)	(1,557)
Restructuring costs	(228)	(166)	(323)	(317)
Other unallocated, net	(834)	(771)	(1,371)	(1,496)
	$2,086	$2,439	$3,432	$4,442
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
Business Developments
In June 2018, Merck acquired Viralytics Limited (Viralytics), an Australian publicly traded company focused on oncolytic immunotherapy treatments for a range of cancers, for AUD 502 million ($378 million). The transaction provided Merck with full rights to Cavatak (V937, formerly CVA21), Viralytics’s investigational oncolytic immunotherapy. Cavatak is based on Viralytics’s proprietary formulation of an oncolytic virus (Coxsackievirus Type A21) that has been shown to preferentially infect and kill cancer cells. Cavatak is currently being evaluated in multiple Phase 1 and Phase 2 clinical trials, both as an intratumoral and intravenous agent, including in combination with Keytruda (pembrolizumab). Under a previous agreement between Merck and Viralytics, a study is investigating the use of the Keytruda and Cavatak combination in melanoma, prostate, lung and bladder cancers.
In March 2018, Merck and Eisai Co., Ltd. (Eisai) announced a strategic collaboration for the worldwide co-development and co-commercialization of Lenvima (lenvatinib mesylate), an orally available tyrosine kinase inhibitor discovered by Eisai. Under the agreement, Merck and Eisai will develop and commercialize Lenvima jointly, both as monotherapy and in combination with Merck’s anti-PD-1 therapy, Keytruda. Eisai records Lenvima product sales globally, as monotherapy and in combination, and Merck and Eisai share gross profits equally. Merck records its share of Lenvima product sales, net of cost of sales and commercialization costs, as alliance revenue. Expenses incurred during co-development, including for studies evaluating Lenvima as monotherapy, are shared equally by the two companies. Under the agreement, Merck made upfront payments to Eisai of $750 million and will make payments of up to $650 million for certain option rights through 2021 ($325 million in January 2019 or earlier in certain circumstances, $200 million in January 2020 and $125 million in January 2021). The Company recorded an aggregate charge of $1.4 billion in Research and development expenses in the first quarter of 2018 related to the upfront payments and future option payments. In addition, the agreement provides for Eisai to receive up to $385 million associated with the achievement of certain clinical and regulatory milestones and up to $3.97 billion for the achievement of milestones associated with sales of Lenvima. In March 2018, Lenvima was approved in Japan for unresectable hepatocellular carcinoma, which was the first regulatory approval under the global strategic collaboration, triggering a $25 million milestone payment to Eisai.
Cyber-attack
On June 27, 2017, the Company experienced a network cyber-attack that led to a disruption of its worldwide operations, including manufacturing, research and sales operations. All of the Company’s manufacturing sites are now operational, manufacturing active pharmaceutical ingredient (API), formulating, packaging and shipping product.
Due to a residual backlog of orders for certain products as a result of the cyber-attack, as anticipated, the Company was unable to fulfill orders for certain products in certain markets, which had an unfavorable effect on sales for the second quarter and first six months of 2018 of approximately $70 million and $145 million, respectively. The Company anticipates that sales for the full year of 2018 will be unfavorably affected in certain markets by approximately $200 million from the cyber-attack. In addition, the Company recorded manufacturing-related expenses, primarily unfavorable manufacturing variances, in Materials and production costs, as well as expenses related to remediation efforts in Marketing and administrative expenses and Research and development expenses, which aggregated approximately $25 million and $35 million for the second quarter and first six months of 2018, respectively, net of insurance recoveries of approximately $15 million.
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

Pricing
Global efforts toward health care cost containment continue to exert pressure on product pricing and market access worldwide. In the United States, pricing pressures continue on many of the Company’s products. Changes to the U.S. health care system as part of health care reform, as well as increased purchasing power of entities that negotiate on behalf of Medicare, Medicaid, and private sector beneficiaries, could result in further pricing pressures. In July 2018, the Company announced its commitment not to increase the average net price in the United States across its human health portfolio of products by more than inflation annually.
In several international markets, government-mandated pricing actions have reduced prices of generic and patented drugs. In addition, other austerity measures negatively affected the Company’s revenue performance in the first six months of 2018. The Company anticipates these pricing actions and other austerity measures will continue to negatively affect revenue performance for the remainder of 2018.
Operating Results
Sales
Worldwide sales were $10.5 billion for the second quarter of 2018, an increase of 5% compared with the second quarter of 2017 including a 1% favorable effect from foreign exchange. Global sales were $20.5 billion for the first six months of 2018, an increase of 6% compared with the same period of 2017 including a 2% favorable effect from foreign exchange. Sales growth in both periods was driven primarily by higher sales in the oncology franchise reflecting strong growth of Keytruda, the Company’s anti-PD-1 (programmed death receptor-1) therapy, as well as alliance revenue related to Lynparza (olaparib) and Lenvima. Also contributing to revenue growth were higher sales in the hospital acute care franchise, largely attributable to Bridion (sugammadex) Injection and Noxafil (posaconazole), as well as higher sales of vaccines, primarily human papillomavirus (HPV) vaccine Gardasil (Human Papillomavirus Quadrivalent [Types 6, 11, 16 and 18] Vaccine, Recombinant)/Gardasil 9. Additionally, higher sales of animal health products also contributed to revenue growth in the second quarter and first six months of 2018.
These increases were partially offset by declines in the virology franchise driven primarily by lower sales of hepatitis C virus (HCV) treatment Zepatier (elbasvir and grazoprevir), as well as lower sales of Zostavax (Zoster Vaccine Live). The ongoing effects of generic and biosimilar competition for cardiovascular products Zetia (ezetimibe), Vytorin (ezetimibe and simvastatin), and immunology product Remicade (infliximab), as well as lower sales of products within the diversified brands franchise also partially offset revenue growth in the quarter and year-to-date period. The diversified brands franchise includes certain products approaching the expiration of their marketing exclusivity or that are no longer protected by patents in developed markets.

Sales of the Company’s products were as follows:

	Three Months Ended June 30,						Six Months Ended June 30,
	2018			2017			2018			2017
($ in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total	U.S.	Int’l	Total	U.S.	Int’l	Total
Pharmaceutical:
Oncology
Keytruda	$959	$707	$1,667	$556	$325	$881	$1,797	$1,333	$3,131	$917	$547	$1,465
Emend	89	59	148	83	60	143	168	105	273	169	107	276
Temodar	1	54	56	3	61	65	2	111	113	4	126	130
Alliance revenue - Lynparza	31	13	44	—	—	—	55	22	76	—	—	—
Alliance revenue - Lenvima	—	35	35	—	—	—	—	35	35	—	—	—
Vaccines
Gardasil/Gardasil 9	302	306	608	312	156	469	682	586	1,269	711	290	1,001
ProQuad/M-M-R II/Varivax	356	70	426	341	58	399	668	150	818	639	115	754
Pneumovax 23	122	71	193	104	61	166	234	137	372	219	110	329
RotaTeq	99	57	156	72	51	123	250	99	349	251	96	347
Zostavax	1	43	44	107	52	160	17	91	108	216	97	313
Hospital Acute Care
Bridion	95	145	240	54	109	163	175	269	444	99	211	310
Noxafil	87	100	188	77	78	155	168	195	363	142	154	296
Invanz	87	63	149	93	57	150	177	123	300	175	111	286
Cubicin	48	46	94	53	50	103	95	97	192	107	92	198
Cancidas	4	83	87	6	106	112	7	171	178	11	222	233
Primaxin	—	68	68	1	70	71	5	135	140	2	132	133
Immunology
Simponi	—	233	233	—	199	199	—	464	464	—	383	383
Remicade	—	157	157	—	208	208	—	324	324	—	437	437
Neuroscience
Belsomra	29	42	71	25	28	52	52	73	125	45	49	94
Virology
Isentress/Isentress HD	132	174	305	136	146	282	260	326	586	279	308	587
Zepatier	(10)	123	113	256	261	517	(10)	253	243	455	440	895
Cardiovascular
Zetia	8	218	226	122	246	367	25	505	531	233	468	701
Vytorin	3	152	155	30	152	182	11	311	322	120	303	423
Atozet	—	101	101	—	63	63	—	174	174	—	112	112
Adempas	—	75	75	—	67	67	—	143	143	—	151	151
Diabetes
Januvia	503	446	949	541	407	948	968	862	1,829	1,048	740	1,787
Janumet	209	377	585	248	315	563	401	729	1,129	442	617	1,059
Women’s Health
NuvaRing	187	49	236	153	47	199	357	95	452	265	94	359
Implanon/Nexplanon	114	60	174	125	53	178	242	106	348	257	92	349
Diversified Brands
Singulair	5	180	185	6	197	203	11	350	360	12	377	389
Cozaar/Hyzaar	7	118	125	3	116	119	14	231	245	6	226	231
Nasonex	—	81	81	21	64	85	2	201	203	39	185	224
Arcoxia	—	84	84	—	89	89	—	166	166	—	192	192
Follistim AQ	27	43	70	32	47	79	56	81	138	74	86	160
Fosamax	3	56	59	2	65	66	1	113	114	3	124	127
Dulera	35	7	42	63	5	69	85	14	99	139	12	151
Other pharmaceutical (1)	289	765	1,053	304	761	1,064	563	1,483	2,045	611	1,449	2,062
Total Pharmaceutical segment sales	3,822	5,461	9,282	3,929	4,830	8,759	7,538	10,663	18,201	7,690	9,255	16,944
Animal Health:
Livestock	107	526	633	103	479	582	231	1,055	1,286	223	938	1,161
Companion Animals	204	253	457	167	206	373	387	482	869	330	403	733
Total Animal Health segment sales	311	779	1,090	270	685	955	618	1,537	2,155	553	1,341	1,894
Other segment sales (2)	56	—	56	101	—	101	140	—	140	194	—	195
Total segment sales	4,189	6,240	10,428	4,300	5,515	9,815	8,296	12,200	20,496	8,437	10,596	19,033
Other (3)	54	(18)	37	8	108	115	80	(74)	6	66	266	332
	$4,243	$6,222	$10,465	$4,308	$5,623	$9,930	$8,376	$12,126	$20,502	$8,503	$10,862	$19,365

(1)	Other pharmaceutical primarily reflects sales of other human health pharmaceutical products, including products within the franchises not listed separately.

(2)	Represents the non-reportable segments of Healthcare Services and Alliances.

(3)
Other is primarily comprised of miscellaneous corporate revenues, including revenue hedging activities, as well as third-party manufacturing sales. Other in the first six months of 2018 and 2017 also includes $71 million and $50 million, respectively, related to the sale of the marketing rights to certain products.

Product sales are recorded net of the provision for discounts, including chargebacks, which are customer discounts that occur when a contracted customer purchases through an intermediary wholesale purchaser, and rebates that are owed based upon definitive contractual agreements or legal requirements with private sector and public sector (Medicaid and Medicare Part D) benefit providers, after the final dispensing of the product by a pharmacy to a benefit plan participant. These discounts, in the aggregate, reduced U.S. sales by $2.8 billion for both the three months ended June 30, 2018 and 2017, and by $5.2 billion and $5.3 billion for the six months ended June 30, 2018 and 2017, respectively. Inventory levels at key U.S. wholesalers for each of the Company’s major pharmaceutical products are generally less than one month.
Pharmaceutical Segment
Oncology
Keytruda, an anti-PD-1 therapy, is approved in the United States and in the European Union (EU) as monotherapy for the treatment of certain patients with non-small-cell lung cancer (NSCLC), melanoma, classical Hodgkin lymphoma (cHL) and urothelial carcinoma, a type of bladder cancer. Keytruda is also approved in the United States as monotherapy for the treatment of certain patients with head and neck squamous cell carcinoma (HNSCC), gastric or gastroesophageal junction adenocarcinoma and microsatellite instability-high or mismatch repair deficient cancer, and in combination with pemetrexed and carboplatin in certain patients with NSCLC. In addition, the U.S. Food and Drug Administration (FDA) recently approved Keytruda for the treatment of certain patients with cervical cancer and certain patients with primary mediastinal large B-cell lymphoma (PMBCL), a type of non-Hodgkin lymphoma (see below). Keytruda is approved in Japan for the treatment of certain patients with melanoma, NSCLC, cHL, and radically unresectable urothelial carcinoma. Additionally, in July 2018, Merck announced Keytruda was approved by the China National Drug Administration for the treatment of adult patients with unresectable or metastatic melanoma following failure of one prior line of therapy. This is the first approval of an anti-PD-1 therapy for advanced melanoma in China. Keytruda is also approved in many other international markets. The Keytruda clinical development program includes studies across a broad range of cancer types (see “Research and Development” below).
In June 2018, the FDA approved Keytruda for the treatment of patients with recurrent or metastatic cervical cancer with disease progression on or after chemotherapy whose tumors express PD-L1 as determined by an FDA-approved test. Also in June 2018, the FDA approved Keytruda for the treatment of adult and pediatric patients with refractory PMBCL, or who have relapsed after two or more prior lines of therapy. With this indication, Keytruda becomes the first anti-PD-1 therapy to be approved for the treatment of PMBCL. Both of these indications were approved under the FDA’s accelerated approval regulations based on tumor response rate and durability of response.
Global sales of Keytruda were $1.7 billion in the second quarter of 2018 compared with $881 million in the second quarter of 2017 and were $3.1 billion in the first six months of 2018 compared with $1.5 billion for the same period of 2017. Sales growth in both periods was driven by volume growth in all markets as the Company continues to launch Keytruda with multiple new indications globally. Sales in the United States continue to build across the multiple approved indications, in particular for the treatment of NSCLC reflecting both the continued adoption of Keytruda in the first-line setting as monotherapy for patients with metastatic NSCLC whose tumors have high PD-L1 expression, as well as the uptake of Keytruda in combination with pemetrexed and carboplatin, a commonly used chemotherapy regimen, for the first-line treatment of metastatic nonsquamous NSCLC with or without PD-L1 expression. Other indications, including bladder and microsatellite instability-high cancer, also contributed to Keytruda sales growth in the second quarter and first six months of 2018. Sales growth in international markets reflects strong uptake for the treatment of NSCLC, as the Company has secured reimbursement in most major markets, along with growth in the melanoma, HNSCC, and bladder cancer indications.
Lynparza, an oral poly (ADP-ribose) polymerase (PARP) inhibitor being developed as part of a collaboration with AstraZeneca PLC (AstraZeneca) (see Note 4 to the condensed consolidated financial statements), is currently approved for certain types of ovarian and breast cancer. Merck recorded alliance revenue of $44 million and $76 million in the second quarter and first six months of 2018, respectively, related to Lynparza. In January 2018, the FDA approved Lynparza for use in patients with BRCA-mutated, human epidermal growth factor receptor 2 (HER2)-negative metastatic breast cancer who have been previously treated with chemotherapy in the neoadjuvant, adjuvant or metastatic setting, triggering a $70 million milestone payment from Merck to AstraZeneca. Also in January 2018, the Japanese Ministry of Health, Labour and Welfare approved Lynparza for use as a maintenance therapy in patients with platinum-sensitive relapsed ovarian cancer, regardless of BRCA mutation status. In May 2018, the European Medicines Agency (EMA) approved Lynparza tablets for use as a maintenance therapy for patients with platinum-sensitive relapsed high-grade, epithelial ovarian, fallopian tube or primary peritoneal cancer who are in complete response or partial response to platinum-based chemotherapy, regardless of BRCA status. In July 2018, Merck announced that Japan’s Pharmaceuticals and Medical Devices Agency approved Lynparza tablets for use in patients with unresectable or recurrent BRCA-mutated, HER2-negative breast cancer who have received prior chemotherapy.
Lenvima, an orally available tyrosine kinase inhibitor being developed as part of a collaboration with Eisai (see Note 4 to the condensed consolidated financial statements), is currently approved for certain types of thyroid cancer and in combination for certain patients with renal cell cancer. Merck recorded alliance revenue of $35 million in the second quarter of 2018 related to Lenvima. In March 2018, Lenvima was approved in Japan for unresectable hepatocellular carcinoma, which was the first regulatory approval under the global strategic collaboration, triggering a $25 million milestone payment to Eisai.

Vaccines
Worldwide sales of Gardasil/Gardasil 9, vaccines to help prevent certain cancers and diseases caused by certain types of HPV, were $608 million in the second quarter of 2018 and $1.3 billion in the first six months of 2018, increases of 30% and 27%, respectively, compared with the same periods of 2017. Foreign exchange favorably affected global sales performance by 4% in both periods. Sales growth was driven primarily by higher sales in the Asia Pacific region, particularly in China reflecting continued uptake since launch, as well as volume growth in certain European markets. Sales growth in the second quarter and year-to-date period was partially offset by declines in the United States reflecting the ongoing impact of the transition from a 3-dose regimen to the 2-dose regimen that was recommended by the CDC’s Advisory Committee on Immunization Practices (ACIP) in December 2016, partially offset by higher pricing. In April 2018, China’s Food and Drug Administration approved Gardasil 9 for use in girls and women ages 16 to 26. In June 2018, the FDA accepted for review a supplemental Biologics License Application (sBLA) for Gardasil 9 seeking approval for an expanded age indication for use in women and men ages 27 to 45 for the prevention of certain cancers and diseases caused by the nine HPV types covered by the vaccine. The FDA granted Priority Review to the sBLA and set a Prescription Drug User Fee Act (PDUFA), or target action, date of October 6, 2018.
Global sales of ProQuad (Measles, Mumps, Rubella and Varicella Virus Vaccine Live), a pediatric combination vaccine to help protect against measles, mumps, rubella and varicella, were $146 million in the second quarter of 2018, an increase of 12% compared with $130 million in the second quarter of 2017. Worldwide sales of ProQuad were $269 million in the first six months of 2018, an increase of 15% compared with $233 million in the first six months of 2017. Foreign exchange favorably affected global sales performance by 1% in the first six months of 2018. Sales growth in both periods was driven primarily by higher volumes and pricing in the United States and volume growth in certain European markets.
Worldwide sales of M‑M‑R II (Measles, Mumps and Rubella Virus Vaccine Live), a vaccine to help protect against measles, mumps and rubella, were $95 million for the second quarter of 2018, an increase of 10% compared with $86 million for the second quarter of 2017. Global sales of M‑M‑R II were $188 million in the first six months of 2018, an increase of 6% compared with $178 million in the first six months of 2017. Foreign exchange favorably affected global sales performance by 1% and 2% in the second quarter and first six months of 2018, respectively. Sales growth in both periods was driven primarily by volume growth in several international markets.
Global sales of Varivax (Varicella Virus Vaccine Live), a vaccine to help prevent chickenpox (varicella), were $186 million for the second quarter of 2018, an increase of 1% compared with $183 million for the second quarter of 2017. Worldwide sales of Varivax were $361 million in the first six months of 2018, an increase of 5% compared with $343 million in the first six months of 2017. Foreign exchange favorably affected global sales performance by 1% in the first six months of 2018. Sales growth in the year-to-date period was largely attributable to volume growth in most international markets, along with higher pricing in the United States.
Global sales of Pneumovax 23 (pneumococcal vaccine polyvalent), a vaccine to help prevent pneumococcal disease, were $193 million in the second quarter of 2018, growth of 16% compared with the second quarter of 2017, driven primarily by higher volumes and pricing in the United States, as well as higher volumes in Europe. Worldwide sales of Pneumovax 23 were $372 million in the first six months of 2018, an increase of 13% compared with the same period of 2017, driven primarily by volume growth in most international markets, particularly in Europe, as well as higher pricing in the United States. Foreign exchange favorably affected global sales performance by 1% and 2% in the second quarter and first six months of 2018, respectively.
Worldwide sales of RotaTeq (Rotavirus Vaccine, Live Oral, Pentavalent), a vaccine to help protect against rotavirus gastroenteritis in infants and children, were $156 million in the second quarter of 2018, an increase of 27% compared with the second quarter of 2017 including a 1% favorable effect from foreign exchange. The sales increase was driven primarily by higher sales in the United States reflecting the timing of public sector purchasing. Global sales of RotaTeq were $349 million in the first six months of 2018, up 1% compared with the same period of 2017 including a 2% favorable effect from foreign exchange.
Worldwide sales of Zostavax, a vaccine to help prevent shingles (herpes zoster) in adults 50 years of age and older, were $44 million in the second quarter of 2018 and $108 million in the first six months of 2018, declines of 73% and 65%, respectively, compared with the same periods of 2017. Foreign exchange favorably affected global sales performance by 1% and 2% in the second quarter and first six months of 2018, respectively. The sales declines were driven largely by lower demand in the United States reflecting the approval of a competitor’s vaccine that received a preferential recommendation from the CDC’s ACIP in October 2017 for the prevention of shingles over Zostavax. The Company anticipates this competition will continue to have a material adverse effect on sales of Zostavax in future periods.
Hospital Acute Care
Worldwide sales of Bridion, for the reversal of two types of neuromuscular blocking agents used during surgery, were $240 million in the second quarter of 2018, an increase of 48% compared with the second quarter of 2017 including a 3% favorable effect from foreign exchange. Global sales of Bridion were $444 million in the first six months of 2018, an increase of 43% compared with the same period of 2017 including a 5% favorable effect from foreign exchange. Sales growth in both periods reflects volume growth in most markets, particularly in the United States and Europe.

Worldwide sales of Noxafil, for the prevention of invasive fungal infections, were $188 million in the second quarter of 2018, an increase of 21% compared with the second quarter of 2017 including a 4% favorable effect from foreign exchange. Global sales of Noxafil were $363 million in the first six months of 2018, an increase of 23% compared with the same period of 2017 including a 6% favorable effect from foreign exchange. Sales growth in both periods primarily reflects higher demand and pricing in the United States, as well as volume growth in certain European markets and China.
Global sales of Invanz (ertapenem sodium), for the treatment of certain infections, were $149 million in the second quarter of 2018, down slightly compared with the second quarter of 2017. Worldwide sales of Invanz were $300 million for the first six months of 2018, an increase of 5% compared with the same period of 2017 including a 2% favorable effect from foreign exchange. The patent that provided U.S. market exclusivity for Invanz expired in November 2017 and the Company anticipates a significant decline in U.S. Invanz sales in future periods as a result of generic competition.
Global sales of Cancidas (caspofungin acetate), an anti-fungal product sold primarily outside of the United States, were $87 million in the second quarter of 2018 and $178 million in the first six months of 2018, declines of 23% and 24%, respectively, compared with the same periods of 2017. Foreign exchange favorably affected global sales performance by 4% and 5% in the second quarter and first six months of 2018, respectively. The sales declines were driven primarily by generic competition in certain European markets. The EU compound patent for Cancidas expired in April 2017. Accordingly, the Company is experiencing a significant decline in Cancidas sales in these European markets and expects the decline to continue.
Immunology
Sales of Simponi (golimumab), a once-monthly subcutaneous treatment for certain inflammatory diseases (marketed by the Company in Europe, Russia and Turkey), were $233 million in the second quarter of 2018, growth of 17% compared with the second quarter of 2017 including an 8% favorable effect from foreign exchange. Sales of Simponi were $464 million in the first six months of 2017, growth of 21% compared with the same period of 2017 including an 11% favorable effect from foreign exchange. Sales growth in both periods was driven by volume growth in Europe.
Sales of Remicade, a treatment for inflammatory diseases (marketed by the Company in Europe, Russia and Turkey), were $157 million in the second quarter of 2018 and $324 million in the first six months of 2018, declines of 24% and 26%, respectively, compared with the same periods of 2017. Foreign exchange favorably affected global sales performance by 5% and 7% in the second quarter and first six months of 2018, respectively. The Company lost market exclusivity for Remicade in major European markets in 2015 and no longer has market exclusivity in any of its marketing territories. The Company is experiencing pricing and volume declines in these markets as a result of biosimilar competition and expects the declines to continue.
Virology
Global sales of Isentress/Isentress HD (raltegravir), an HIV integrase inhibitor for use in combination with other antiretroviral agents for the treatment of HIV-1 infection, were $305 million in the second quarter of 2018, an increase of 8% compared with the second quarter of 2017 including a 2% favorable effect from foreign exchange. Sales growth in the second quarter reflects higher demand in Latin America and timing of sales in Russia and Brazil. Worldwide sales of Isentress/Isentress HD were $586 million in the first six month of 2018, essentially flat compared with the same period of 2017 including a 3% favorable effect from foreign exchange. Sales performance primarily reflects lower demand in the United States and competitive pricing pressure in Europe, partially offset by the timing of sales in Russia and Brazil.
Global sales of Zepatier, a treatment for adult patients with certain types of chronic HCV infection, were $113 million in the second quarter of 2018 and $243 million in the first six months of 2018, declines of 78% and 73%, respectively, compared with the same periods of 2017. Foreign exchange favorably affected global sales performance by 2% in both the second quarter and first six months of 2018. The sales declines reflect the unfavorable effects of increasing competition and declining patient volumes, particularly in the United States. The Company anticipates that sales of Zepatier in the future will continue to be materially adversely affected by competition and lower patient volumes.
Cardiovascular
Combined global sales of Zetia (marketed in most countries outside the United States as Ezetrol), Vytorin (marketed outside the United States as Inegy), Atozet (ezetimibe and atorvastatin) (marketed in certain countries outside of the United States), and Rosuzet (ezetimibe and rosuvastatin), medicines for lowering LDL cholesterol, were $502 million in the second quarter of 2018 and $1.1 billion in the first six months of 2018, declines of 20% and 16%, respectively, compared with the same periods of 2017. Foreign exchange favorably affected global sales performance by 4% and 6% in the second quarter and first six months of 2018, respectively. The global sales declines were driven primarily by declines in U.S. sales reflecting lower volumes and pricing of Zetia and Vytorin as a result of generic competition. Zetia and Vytorin lost market exclusivity in the United States in December 2016 and April 2017, respectively. Accordingly, the Company is experiencing rapid and substantial declines in U.S. Zetia and Vytorin sales and expects the declines to continue. In addition, the Company lost market exclusivity in major European markets for Ezetrol in April 2018 and has also lost market exclusivity in certain European markets for Inegy (see Note 8 to the condensed consolidated financial statements). Accordingly, the Company is experiencing sales declines in these markets as a result of generic competition and expects the declines to continue.
Pursuant to a collaboration with Bayer AG (Bayer) (see Note 4 to the condensed consolidated financial statements), Merck has lead commercial rights for Adempas (riociguat), a cardiovascular drug for the treatment of pulmonary arterial hypertension, in countries outside the Americas while Bayer has lead rights in the Americas, including the United States. The companies share profits equally under the collaboration. In 2016, Merck began promoting and distributing Adempas in Europe. Transition from Bayer in other Merck territories, including Japan, continued in 2017. Revenue from Adempas includes sales in Merck’s marketing territories, as well as Merck’s share of profits from the sale of Adempas in Bayer’s marketing territories. Merck recorded sales of $75 million in the second quarter of 2018, an increase of 13% compared with the second quarter of 2017 including a 5% favorable effect from foreign exchange. Sales growth in the second quarter primarily reflects higher sales in Merck’s marketing territories. Merck recorded sales of $143 million in the first six months of 2018, a decline of 5% compared with the same period of 2017 including a 6% favorable effect from foreign exchange. The sales decline in the first six months of 2018 reflect lower profit sharing from Bayer in its marketing territories, due in part to lower pricing in the United States, partially offset by higher sales in Merck’s marketing territories.
Diabetes
Worldwide combined sales of Januvia (sitagliptin) and Janumet (sitagliptin/metformin HCl), medicines that help lower blood sugar levels in adults with type 2 diabetes, were $1.5 billion in the second quarter of 2018 and $3.0 billion in the first six months of 2018, increases of 2% and 4%, respectively, compared with the same periods of 2017. Foreign exchange favorably affected global sales performance by 3% in both the second quarter and first six months of 2018. Sales growth in both periods reflects volume growth globally, partially offset by continued pricing pressure. The Company expects pricing pressure to continue.
Women’s Health
Worldwide sales of NuvaRing (etonogestrel/ethinyl estradiol vaginal ring), a vaginal contraceptive product, were $236 million in the second quarter of 2018 and $452 million in the first six months of 2018, increases of 18% and 26%, respectively, compared with the same periods of 2017. Foreign exchange favorably affected global sales performance by 1% and 2% in the second quarter and first six months of 2018, respectively. Sales growth in both periods was driven primarily by higher pricing in the United States. The patent that provided U.S. market exclusivity for NuvaRing expired in April 2018 and the Company anticipates a significant decline in U.S. NuvaRing sales in future periods as a result of generic competition.
Animal Health Segment
Animal Health includes pharmaceutical and vaccine products for the prevention, treatment and control of disease in all major farm and companion animal species. The Animal Health segment met the criteria for separate reporting and became a reportable segment in the first quarter of 2018. Animal Health sales are affected by competition and the frequent introduction of generic products. Global sales of Animal Health products totaled $1.1 billion for the second quarter of 2018, an increase of 14% compared with the second quarter of 2017 including a 2% favorable effect from foreign exchange. Worldwide sales of Animal Health products totaled $2.2 billion for the first six months of 2018, an increase of 14% compared with the same period of 2017 including a 5% favorable effect from foreign exchange. Sales growth in both periods was driven by higher sales of companion animal products, primarily the Bravecto (fluralaner) line of products that kill fleas and ticks in dogs and cats for up to 12 weeks, due in part to a delayed flea and tick season and the timing of customer purchases, as well as higher sales of livestock products, including ruminant, poultry and swine products.
Costs, Expenses and Other
Materials and Production
Materials and production costs were $3.4 billion for the second quarter of 2018, an increase of 10% compared with the second quarter of 2017 and were $6.6 billion for the first six months of 2018, an increase of 7% compared with the same period of 2017. Costs in the second quarter of 2018 and 2017 include $732 million and $779 million, respectively, and for the first six months of 2018 and 2017 include $1.5 billion and $1.6 billion, respectively, of expenses for the amortization of intangible assets recorded in connection with business acquisitions. Additionally, in the second quarter and first six months of 2018, the Company recorded $123 million and $132 million, respectively, of cumulative amortization expense for amounts capitalized in connection with the recognition of liabilities for potential future milestone payments related to collaborations (see Note 4 to the condensed consolidated financial statements). Also, costs in the second quarter and first six months of 2017 include $47 million and $123 million, respectively, of intangible asset impairment charges. The Company may recognize additional non-cash impairment charges in the future related to intangible assets that were measured at fair value and capitalized in connection with business acquisitions and such charges could be material. Also included in materials and production costs are expenses associated with restructuring activities which amounted to $3 million and $33 million in the second quarter of 2018 and 2017, respectively, and $9 million and $96 million for the first six months of 2018 and 2017, respectively, including accelerated depreciation and asset write-offs related to the planned sale or closure of manufacturing facilities. Separation costs associated with manufacturing-related headcount reductions have been incurred and are reflected in Restructuring costs as discussed below.
Gross margin was 67.3% in the second quarter of 2018 compared with 68.6% in the second quarter of 2017 and was 67.8% for the first six months of 2018 compared with 68.2% in the first six months of 2017. The declines in gross margin primarily reflect cumulative amortization expense for potential future milestone payments as noted above, the amortization of unfavorable manufacturing variances, resulting in part from the June 2017 cyber-attack, as well as the unfavorable effects of foreign exchange. The gross margin decline in both periods was partially offset by a lower net impact from the amortization of intangible assets related to business acquisitions, intangible asset impairment charges and restructuring costs as noted above which unfavorably affected gross margin by 7.1 percentage points in the second quarter of 2018 compared with 8.7 percentage points in the second quarter of 2017 and by 7.2 percentage points in the first six months of 2018 compared with 9.1 percentage points in the first six months of 2017.
Marketing and Administrative
Marketing and administrative expenses were $2.5 billion in the second quarter of 2018, up slightly compared with the second quarter of 2017, and were $5.0 billion for the first six months of 2018, an increase of 1% compared with the same period of 2017. The increases primarily reflect the unfavorable effects of foreign exchange and higher administrative costs, offset by lower promotional and selling expenses.
Research and Development
Research and development (R&D) expenses were $2.3 billion for the second quarter of 2018, an increase of 28% compared with the second quarter of 2017. The increase primarily reflects a charge for the acquisition of Viralytics, as well as higher clinical development spending, in particular for oncology collaborations, and investment in early drug development. R&D expenses were $5.5 billion for the first six months of 2018 compared with $3.6 billion for the same period of 2017. The increase was driven primarily by a charge related to the formation of an oncology collaboration with Eisai, a charge for the acquisition of Viralytics, as well as higher clinical development spending and investment in early drug development, partially offset by higher costs in the prior year related to a milestone payment associated with a licensing agreement.
R&D expenses are comprised of the costs directly incurred by Merck Research Laboratories (MRL), the Company’s research and development division that focuses on human health-related activities, which were $1.3 billion and $1.1 billion in the second quarter of 2018 and 2017, respectively, and were $2.4 billion and $2.2 billion for the first six months of 2018 and 2017, respectively. Also included in R&D expenses are costs incurred by other divisions in support of R&D activities, including depreciation, production and general and administrative, as well as licensing activity, and certain costs from operating segments, including the Pharmaceutical and Animal Health segments, which in the aggregate were approximately $670 million and $645 million for the second quarter of 2018 and 2017, respectively, and were $1.3 billion for both the first six months of 2018 and 2017. Additionally, R&D expenses in the second quarter and first six months of 2018 include a charge of $344 million for the acquisition of Viralytics (see Note 3 to the condensed consolidated financial statements) and in the first six months of 2018 include a $1.4 billion aggregate charge related to the formation of an oncology collaboration with Eisai (see Note 4 to the condensed consolidated financial statements).
Restructuring Costs
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
Restructuring costs, primarily representing separation and other related costs associated with these restructuring activities, were $228 million and $166 million for the second quarter of 2018 and 2017, respectively, and were $323 million and $317 million for the first six months of 2018 and 2017, respectively. Separation costs incurred were associated with actual headcount reductions, as well as estimated expenses under existing severance programs for headcount reductions that were probable and could be reasonably estimated. Merck eliminated approximately 635 positions and 475 positions in the second quarter of 2018 and 2017, respectively, and 1,345 positions and 1,020 positions in the first six months of 2018 and 2017, respectively, related to these restructuring activities. Also included in restructuring costs are asset abandonment, shut-down and other related costs, as well as employee-related costs such as curtailment, settlement and termination charges associated with pension and other postretirement benefit plans and share-based compensation plan costs. For segment reporting, restructuring costs are unallocated expenses.
Additional costs associated with the Company’s restructuring activities are included in Materials and production, Marketing and administrative and Research and development. The Company recorded aggregate pretax costs of $235 million and $210 million in the second quarter of 2018 and 2017, respectively, and $339 million and $425 million for the first six months of

2018 and 2017, respectively, related to restructuring program activities (see Note 5 to the condensed consolidated financial statements). While the Company has substantially completed the actions under the programs, approximately $500 million of pretax costs are expected to be incurred for the full year of 2018 relating to anticipated employee separations and remaining asset-related costs.
Other (Income) Expense, Net
Other (income) expense, net was $48 million of income in the second quarter of 2018 compared with $73 million of income in the second quarter of 2017 and was $340 million of income for the first six months of 2018 compared with $143 million of income for the first six months of 2017. For details on the components of Other (income) expense, net, see Note 12 to the condensed consolidated financial statements.

Segment Profits
	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
Pharmaceutical segment profits	$5,826	$5,590	$11,630	$10,751
Animal Health segment profits	450	395	864	812
Other non-reportable segment profits	26	111	88	144
Other	(4,216)	(3,657)	(9,150)	(7,265)
Income before taxes	$2,086	$2,439	$3,432	$4,442
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
Pharmaceutical segment profits grew 4% in the second quarter of 2018 and 8% in the first six months of 2018 compared with the corresponding prior year periods driven primarily by higher sales and lower selling and promotion costs. Animal Health segment profits grew 14% in the second quarter of 2018 and 6% in the first six months of 2018 compared to the corresponding prior year periods driven primarily by higher sales, partially offset by increased selling and promotion costs.
Taxes on Income
The effective income tax rates of 17.8% and 20.0% for the second quarter of 2018 and 2017, respectively, and 28.4% and 21.0% for the first six months of 2018 and 2017, respectively, reflect the impacts of acquisition and divestiture-related costs and restructuring costs, partially offset by the beneficial impact of foreign earnings. In addition, the effective income tax rate for the first six months of 2018 reflects the unfavorable impact of a $1.4 billion aggregate pretax charge recorded in connection with the formation of an oncology collaboration with Eisai for which no tax benefit was recognized. The effective income tax rates for the second quarter and first six months of 2017 also reflect a benefit of $88 million related to the settlement of a state income tax issue.
Net Income and Earnings per Common Share
Net income attributable to Merck & Co., Inc. was $1.7 billion for the second quarter of 2018 compared with $1.9 billion for the second quarter of 2017 and was $2.4 billion for the first six months of 2018 compared with $3.5 billion for the first six months of 2017. Earnings per common share assuming dilution attributable to Merck & Co., Inc. common shareholders (EPS) for the second quarter of 2018 were $0.63 compared with $0.71 in the second quarter of 2017 and were $0.90 for the first six months of 2018 compared with $1.27 for the first six months of 2017.

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

A reconciliation between GAAP financial measures and non-GAAP financial measures is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions except per share amounts)	2018	2017	2018	2017
Income before taxes as reported under GAAP	$2,086	$2,439	$3,432	$4,442
Increase (decrease) for excluded items:
Acquisition and divestiture-related costs	855	882	1,588	1,765
Restructuring costs	235	210	339	425
Other items:
Charge for Viralytics acquisition	344	—	344	—
Aggregate charge related to the formation of a collaboration with Eisai	—	—	1,400	—
Other	(32)	—	(54)	(9)
Non-GAAP income before taxes	3,488	3,531	7,049	6,623
Taxes on income as reported under GAAP	370	488	975	935
Estimated tax benefit on excluded items (1)	255	172	362	375
Benefit related to settlement of state income tax issue	—	88	—	88
Non-GAAP taxes on income	625	748	1,337	1,398
Non-GAAP net income	2,863	2,783	5,712	5,225
Less: Net income attributable to noncontrolling interests	9	5	14	11
Non-GAAP net income attributable to Merck & Co., Inc.	$2,854	$2,778	$5,698	$5,214
EPS assuming dilution as reported under GAAP	$0.63	$0.71	$0.90	$1.27
EPS difference (2)	0.43	0.30	1.21	0.62
Non-GAAP EPS assuming dilution	$1.06	$1.01	$2.11	$1.89

(1)	The estimated tax impact on the excluded items is determined by applying the statutory rate of the originating territory of the non-GAAP adjustments.

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
Certain Other Items
Non-GAAP income and non-GAAP EPS exclude certain other items. These items are adjusted for after evaluating them on an individual basis, considering their quantitative and qualitative aspects, and typically consist of items that are unusual in nature, significant to the results of a particular period or not indicative of future operating results. Excluded from non-GAAP income and non-GAAP EPS in 2018 is a charge for the acquisition of Viralytics (see Note 3 to the condensed consolidated financial statements) and an aggregate charge related to the formation of a collaboration with Eisai (see Note 4 to the condensed consolidated financial statements). Excluded from non-GAAP income and non-GAAP EPS in 2017 is a benefit related to the settlement of a state income tax issue (see Note 13 to the condensed consolidated financial statements).
Research and Development Update
Keytruda is an FDA-approved anti-PD-1 therapy in clinical development for expanded indications in different cancer types.
In April 2018, Merck announced that the FDA accepted for review an sBLA for Keytruda based on results of the Phase 3 KEYNOTE-189 trial. The application seeks approval for Keytruda in combination with pemetrexed (Alimta) and platinum chemotherapy (carboplatin or cisplatin) as a first-line treatment for patients with metastatic nonsquamous NSCLC. The FDA granted Priority Review to this sBLA and set a PDUFA date of September 23, 2018. This supplemental application is based on overall survival (OS) and progression-free survival (PFS) data from the Phase 3 KEYNOTE-189 trial, which were presented at the American Association of Cancer Research (AACR) 2018 Annual Meeting, and published simultaneously in The New England Journal of Medicine. KEYNOTE-189 is the confirmatory trial for KEYNOTE-021 (Cohort G), a Phase 2 study that made Keytruda the only FDA-approved anti-PD-1 therapy in combination with chemotherapy (pemetrexed plus carboplatin) for the first-line treatment of patients with metastatic nonsquamous NSCLC, regardless of PD-L1 expression.
In July 2018, the Committee for Medicinal Products for Human Use (CHMP) of the EMA adopted a positive opinion recommending approval of Keytruda in combination with pemetrexed (Alimta) and platinum chemotherapy (cisplatin or carboplatin) for the first-line treatment of metastatic nonsquamous NSCLC in adults whose tumors have no EGFR or ALK genomic tumor aberrations, regardless of PD-L1 expression. If approved, this would mark the first approval in Europe for an anti-PD-1 therapy in combination with chemotherapy, and is based on OS and PFS data from the Phase 3 KEYNOTE-189 trial. This recommendation will be reviewed by the EC for marketing authorization in the EU. A final decision is expected in the third quarter of 2018.
Also in July 2018, Merck announced that the FDA accepted and granted Priority Review for an sBLA for Keytruda in combination with carboplatin-paclitaxel or nab-paclitaxel as a first-line treatment for metastatic squamous NSCLC, regardless of PD-L1 expression. This sBLA, which is seeking accelerated approval for this indication, is based on data from the Phase 3 KEYNOTE-407 trial, which were presented at the American Society of Clinical Oncology (ASCO) 2018 Annual Meeting. The FDA set a PDUFA date of October 30, 2018 for this application.
In April 2018, the FDA accepted for review an sBLA for Keytruda as a treatment in previously treated patients with recurrent or metastatic HNSCC based on data from the Phase 3 KEYNOTE-040 trial. The FDA has set a PDUFA date of December 28, 2018. KEYNOTE-040 will serve as the confirmatory trial and meet the post-marketing requirements for U.S. accelerated approval of KEYNOTE-012/KEYNOTE-055 for second-line treatment of HNSCC. In July 2018, the CHMP of the EMA adopted a positive opinion recommending approval of Keytruda as monotherapy for the treatment of recurrent or metastatic HNSCC in adults whose tumors express PD-L1 with a tumor proportion score (TPS) of ≥50%, and who progressed on or after platinum-containing chemotherapy, based on data from the Phase 3 KEYNOTE-040 trial. This recommendation will be reviewed by the EC for marketing authorization in the EU. A final decision is expected in the third quarter of 2018.
In July 2018, Merck announced that the pivotal Phase 3 KEYNOTE-048 trial investigating Keytruda for first-line treatment of recurrent or metastatic HNSCC, met a primary endpoint of OS as monotherapy in patients whose tumors expressed PD-L1 (Combined Positive Score (CPS) ≥20). Based on an interim analysis conducted by the independent Data Monitoring Committee (DMC), treatment with Keytruda monotherapy in these patients resulted in significantly longer OS compared to cetuximab in combination with platinum chemotherapy (cisplatin or carboplatin) plus 5-Fluorouracil (5-FU), the current standard of care for HNSCC in the first-line treatment setting. At the time of the interim analysis, the dual-primary endpoint of PFS for patients whose tumors expressed PD-L1 (CPS≥20) had not been reached. The safety profile of Keytruda in this trial was consistent with that observed in previously reported studies involving patients with HNSCC. These results will be presented at an upcoming medical meeting and submitted to regulatory authorities worldwide. Based on the recommendation of the DMC, the trial will continue with no changes to evaluate Keytruda monotherapy and Keytruda in combination with platinum chemotherapy (cisplatin or carboplatin) plus 5-FU.

Also in July 2018, the FDA accepted and granted Priority Review for an sBLA seeking approval for Keytruda for previously treated patients with advanced hepatocellular carcinoma. This sBLA, which is seeking accelerated approval for this new indication, is based on data from the Phase 2 KEYNOTE-224 trial, which were presented at the ASCO 2018 Annual Meeting and published simultaneously in The Lancet Oncology. The FDA set a PDUFA date of November 9, 2018.
In June 2018, Merck announced that the FDA accepted for standard review an sBLA for Keytruda as adjuvant therapy in the treatment of patients with resected, high-risk stage III melanoma and granted a PDUFA date of February 16, 2019. This sBLA is based on a significant benefit in recurrence-free survival demonstrated by Keytruda in the pivotal Phase 3 EORTC1325/ KEYNOTE-054 trial, which was conducted in collaboration with the European Organisation for Research and Treatment of Cancer (EORTC). These data were presented at the AACR 2018 Annual Meeting and published in The New England Journal of Medicine.
In addition, Keytruda has received Breakthrough Therapy designation from the FDA in combination with axitnib as a first-line treatment for patients with advanced or metastatic renal cell carcinoma; for the treatment of high-risk early-stage triple-negative breast cancer in combination with neoadjuvant chemotherapy; and for the treatment of Merkel cell carcinoma. Also, the FDA granted Breakthrough Therapy designation for Keytruda in combination with Lenvima for the potential treatment of patients with advanced and/or metastatic renal cell carcinoma and for the potential treatment of certain patients with advanced and/or metastatic non-microsatellite instability high/proficient mismatch repair endometrial carcinoma. The Lenvima and Keytruda combination therapy is being jointly developed by Merck and Eisai. The FDA’s Breakthrough Therapy designation is intended to expedite the development and review of a candidate that is planned for use, alone or in combination, to treat a serious or life-threatening disease or condition when preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints.
In June 2018, Merck announced results from KEYNOTE-042, a pivotal, Phase 3 trial evaluating Keytruda as monotherapy for the first-line treatment of locally advanced or metastatic nonsquamous or squamous NSCLC without EGFR or ALK genomic tumor aberrations. In this study, Keytruda monotherapy resulted in significantly longer OS than platinum-based chemotherapy (carboplatin plus paclitaxel or carboplatin plus pemetrexed) in patients with a PD-L1 TPS of ≥1%. Based on the recommendation of the DMC, the trial will continue to evaluate PFS, which is a secondary endpoint. Results from KEYNOTE-042 will be submitted to regulatory authorities worldwide.
The Keytruda clinical development program consists of more than 800 clinical trials, including more than 400 trials that combine Keytruda with other cancer treatments. These studies encompass more than 30 cancer types including: bladder, colorectal, esophageal, gastric, HNSCC, hepatocellular, Hodgkin lymphoma, non-Hodgkin lymphoma, melanoma, nasopharyngeal, NSCLC, ovarian, primary mediastinal B-cell lymphoma, prostate, renal, small-cell lung cancer and triple-negative breast, many of which are currently in Phase 3 clinical development. Further trials are being planned for other cancers.
In April 2018, Merck and AstraZeneca announced that the EMA validated for review the Marketing Authorization Application for Lynparza for use in patients with deleterious or suspected deleterious BRCA-mutated, HER2-negative metastatic breast cancer who have been previously treated with chemotherapy in the neoadjuvant, adjuvant or metastatic setting. This is the first regulatory submission for a PARP inhibitor in breast cancer in Europe.
In June 2018, Merck and AstraZeneca announced positive results from the randomized, double-blinded, placebo-controlled, Phase 3 SOLO-1 trial of Lynparza tablets. Women with BRCA-mutated advanced ovarian cancer treated first-line with Lynparza maintenance therapy had a statistically significant and clinically meaningful improvement in PFS compared to placebo. The safety and tolerability profile of Lynparza was consistent with previous trials. Based upon these data, Merck and AstraZeneca plan to initiate discussions with health authorities regarding regulatory submissions.
In March 2018, Merck and Eisai announced a strategic collaboration for the worldwide co-development and co-commercialization of Lenvima, an orally available tyrosine kinase inhibitor discovered by Eisai (see Note 4 to the condensed consolidated financial statements). Under the agreement, Merck and Eisai will develop and commercialize Lenvima jointly, both as monotherapy and in combination with Keytruda. Lenvima is currently approved as monotherapy for use in the treatment of thyroid cancer, as well as in combination with everolimus for the treatment of patients with renal cell carcinoma who have failed previous therapy. Applications for regulatory approval of Lenvima monotherapy for the treatment of hepatocellular carcinoma have been submitted in the United States, Europe, China and other countries. In May 2018, Merck and Eisai announced that the FDA extended the PDUFA date for the supplemental New Drug Application for Lenvima for the potential first-line treatment of patients with unresectable hepatocellular carcinoma to August 24, 2018. Additionally, a Phase 3 study, sponsored by Eisai, is ongoing to evaluate separate combinations of Lenvima with Keytruda or Lenvima with everolimus versus chemotherapy alone for the treatment of renal cell carcinoma. Per the agreement, the companies will also jointly initiate new clinical studies evaluating the Lenvima/Keytruda combination to support 11 potential indications in six types of cancer (endometrial cancer, NSCLC, hepatocellular carcinoma, head and neck cancer, bladder cancer and melanoma), as well as a basket trial targeting multiple cancer types.

In July 2018, Merck announced Week 96 results from the Phase 3 DRIVE-FORWARD clinical trial evaluating the efficacy and safety of doravirine (MK-1439), the Company’s investigational non-nucleoside reverse transcriptase inhibitor, in combination with other antiretroviral agents, for the treatment of HIV-1 infection, in adult patients with no prior antiretroviral treatment history. At Week 96, 73.1% of the group treated with once-daily doravirine achieved viral suppression as measured by the proportion of patients who achieved HIV-1 RNA of less than 50 copies/mL, compared to 66.0% of the group treated with once-daily ritonavir-boosted darunavir. These study results were presented at the 22nd International AIDS conference. Doravirine, as a once-daily tablet for use in combination with other antiretroviral agents, and doravirine with lamivudine and tenofovir disoproxil fumarate in a once-daily fixed-dose combination single tablet as a complete regimen (MK-1439A), are both under review with the FDA and the EMA. The PDUFA date for both applications is October 23, 2018. An opinion from the CHMP of the EMA is expected in the second half of 2018.
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
In June 2018, Merck began the first Phase 3 study of V114, its investigational polyvalent conjugate vaccine for the prevention of pneumococcal disease, which will evaluate the safety, tolerability and immunogenicity of V114 followed by Pneumococcal Vaccine Polyvalent one year later in healthy adult subjects 50 years of age or older. Two additional Phase 3 studies started in July 2018. One will evaluate the safety, tolerability and immunogenicity of V114 followed by Pneumococcal Vaccine Polyvalent administered eight weeks later in adults infected with HIV, and the other will evaluate the safety, tolerability, and immunogenicity of V114 in adults ages 18 to 49 at increased risk for pneumococcal disease. The decision to move V114 to Phase 3 was based on the findings of Phase 1 and Phase 2 studies, the results of which were presented at the International Society on Pneumococci and Pneumococcal in April 2018.
V920 is an investigational rVSV-ZEBOV (Ebola) vaccine candidate being studied in large scale Phase 2/3 clinical trials. In November 2014, Merck and NewLink Genetics announced an exclusive licensing and collaboration agreement for the investigational Ebola vaccine. In December 2015, Merck announced that the application for Emergency Use Assessment and Listing (EUAL) for V920 was accepted for review by the World Health Organization (WHO). According to the WHO, the EUAL process is designed to expedite the availability of vaccines needed for public health emergencies such as another outbreak of Ebola. The decision to grant V920 EUAL status will be based on data regarding quality, safety, and efficacy/effectiveness; as well as a risk/benefit analysis for emergency use. While EUAL designation allows for emergency use, the vaccine remains investigational and has not yet been licensed for commercial distribution. In July 2016, Merck announced that the FDA granted V920 Breakthrough Therapy designation, and that the EMA granted the vaccine candidate PRIME (PRIority MEdicines) status. In December 2016, end of study results from the WHO ring vaccination trial were reported in Lancet supporting the July 2015 interim assessment that V920 offers substantial protection against Ebola virus disease, with no reported cases among vaccinated individuals from 10 days after vaccination in both randomized and non-randomized clusters. The Company intends to file the V920 Ebola vaccine with the FDA and EMA in 2019.
The chart below reflects the Company’s research pipeline as of August 1, 2018. Candidates shown in Phase 3 include specific products and the date such candidate entered into Phase 3 development. Candidates shown in Phase 2 include the most advanced compound with a specific mechanism or, if listed compounds have the same mechanism, they are each currently intended for commercialization in a given therapeutic area. Small molecules and biologics are given MK-number designations and vaccine candidates are given V-number designations. Except as otherwise noted, candidates in Phase 1, additional indications in the same therapeutic area (other than with respect to oncology) and additional claims, line extensions or formulations for in-line products are not shown.

Phase 2	Phase 3 (Phase 3 entry date)	Under Review
Cancer
MK-3475 Keytruda
Advanced Solid Tumors
Cutaneous Squamous Cell Carcinoma
Ovarian
Prostate
MK-7902 Lenvima(1)
Biliary Tract
Non-Small-Cell Lung
V937 Cavatak
Melanoma
Cytomegalovirus
V160
Diabetes Mellitus
MK-8521(2)
HIV Infection
MK-8591
Pediatric Neurofibromatosis Type 1
MK-5618 (selumetinib)(1)(3)
Schizophrenia
MK-8189

Bacterial Infection
MK-7655A (relebactam+imipenem/cilastatin)
 (October 2015)
Cancer
MK-3475 Keytruda
Breast (October 2015)
Colorectal (November 2015)
Esophageal (December 2015)
Gastric (May 2015) (EU)
Hepatocellular (May 2016) (EU)
Nasopharyngeal (April 2016)
Renal (October 2016)
Small-Cell Lung (May 2017)
MK-7339 Lynparza(1)
Pancreatic (December 2014)
Prostate (April 2017)
MK-7902 Lenvima(1)
Endometrial (June 2018)(4)
Cough
MK-7264 (gefapixant) (March 2018)
Ebola Vaccine
V920 (March 2015)
Heart Failure
MK-1242 (vericiguat) (September 2016)(1)
Herpes Zoster
V212 (inactivated VZV vaccine)
(December 2010)(2)
Pneumoconjugate Vaccine
V114 (June 2018)

New Molecular Entities/Vaccines
HIV
MK-1439 (doravirine) (U.S.) (EU)
MK-1439A (doravirine/lamivudine/tenofovir disoproxil fumarate) (U.S.) (EU)
Pediatric Hexavalent Combination Vaccine
V419 (U.S.)(1)(5)

Certain Supplemental Filings
Cancer
MK-3475 Keytruda
• Combination with Carboplatin and Pemetrexed in
First-Line Non-Squamous Non-Small-Cell Lung
Cancer KEYNOTE-189 (U.S.) (EU)
• First-Line Metastatic Squamous Non-Small-Cell Lung
Cancer KEYNOTE-407 (U.S.)
• Second-Line Head and Neck Squamous Cell Carcinoma
KEYNOTE-040 (U.S.) (EU)
• Second-Line Hepatocellular Carcinoma
KEYNOTE-224 (U.S.)
• Adjuvant Therapy in Advanced Melanoma
KEYNOTE-054 (U.S.)

MK-7339 Lynparza(1)
• Second-Line Metastatic Breast Cancer (EU)

MK-7902 Lenvima(1)
• First-Line Hepatocellular Carcinoma (U.S.) (EU)

Footnotes:
(1)  Being developed in a collaboration.
(2)  Development is currently on hold.
(3)  This is a registrational study.
(4)  Being developed in combination with Keytruda.
(5)  V419 is an investigational pediatric hexavalent combination vaccine, DTaP5-IPV-Hib-HepB, that is being developed and, if approved, will be commercialized through a partnership of Merck and Sanofi. In November 2015, the FDA issued a CRL with respect to V419. Merck and Sanofi provided a response to the CRL, which was deemed complete and acceptable for review.

Liquidity and Capital Resources

($ in millions)	June 30, 2018	December 31, 2017
Cash and investments	$17,627	$20,623
Working capital	5,936	6,152
Total debt to total liabilities and equity	27.4%	27.8%
Cash provided by operating activities was $4.5 billion in the first six months of 2018 compared with $3.6 billion in the first six months of 2017. Cash provided by operating activities in the first six months of 2018 includes $750 million of upfront payments made by the Company related to the formation of a collaboration with Eisai (see Note 4 to the condensed consolidated financial statements). Cash provided by operating activities in the first six months of 2017 includes a $625 million payment made by the Company related to the previously disclosed settlement of worldwide Keytruda patent litigation. Cash provided by operating activities continues to be the Company’s primary source of funds to finance operating needs, capital expenditures, treasury stock purchases and dividends paid to shareholders.
Cash provided by investing activities was $476 million in the first six months of 2018 compared with $2.1 billion in the first six months of 2017. The decline was driven primarily by lower proceeds from the sales of securities and other investments, as well as a $350 million milestone payment in 2018 related to a collaboration with Bayer (see Note 4 to the condensed consolidated financial statements), and higher capital expenditures, partially offset by lower purchases of securities and other investments.
Cash used in financing activities was $5.7 billion in the first six months of 2018 compared with $4.8 billion in the first six months of 2017. The higher use of cash in financing activities was driven primarily by higher payments on debt, payment of contingent consideration related to a prior year business acquisition, and lower proceeds from the exercise of stock options, partially offset by higher short-term borrowings.
Capital expenditures totaled $1.0 billion and $732 million for the first six months of 2018 and 2017, respectively.
Dividends paid to stockholders were $2.6 billion for both the first six months of 2018 and 2017. In May 2018, the Board of Directors declared a quarterly dividend of $0.48 per share on the Company’s common stock for the third quarter that was paid in July 2018. In July 2018, the Board of Directors declared a quarterly dividend of $0.48 per share on the Company’s common stock for the fourth quarter that will be paid in October 2018.
In November 2017, Merck’s board of directors authorized additional purchases of up to $10 billion of Merck’s common stock for its treasury. The treasury stock purchase has no time limit and will be made over time in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions. During the first six months of 2018, the Company purchased $2.2 billion (37 million shares) for its treasury under this and a previously authorized share repurchase program. As of June 30, 2018, the Company’s remaining share repurchase authorization was $8.9 billion.
In January 2018, $1.0 billion of 1.10% notes matured in accordance with their terms and were repaid. In May 2018, $1.0 billion of 1.30% notes and $1.0 billion of floating-rate notes matured in accordance with their terms and were repaid.
The Company has a $6.0 billion credit facility that matures in June 2023. The facility provides backup liquidity for the Company’s commercial paper borrowing facility and is to be used for general corporate purposes. The Company has not drawn funding from this facility.
In March 2018, the Company filed a securities registration statement with the U.S. Securities and Exchange Commission (SEC) under the automatic shelf registration process available to “well-known seasoned issuers” which is effective for three years.
The economy of Argentina was recently determined to be hyperinflationary; consequently, in accordance with U.S. GAAP, the Company will remeasure its monetary assets and liabilities for those operations in earnings beginning in the third quarter of 2018. The Company’s net monetary assets in Argentina were approximately $65 million at June 30, 2018.
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
Item 4. Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures over financial reporting for the period covered by this Form 10–Q. Based on this assessment, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2018, the Company’s disclosure controls and procedures are effective. For the period covered by this report, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities for the three months ended June 30, 2018 were as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

			($ in millions)
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
April 1 - April 30	3,117,750	$56.24	$10,300
May 1 - May 31	11,974,462	$58.47	$9,599
June 1 - June 30	11,761,133	$61.28	$8,879
Total	26,853,345	$59.44	$8,879

(1)
Shares purchased during the period were made as part of plans approved by the Board of Directors in March 2015 and November 2017 each to purchase up to $10 billion of Merck’s common stock for its treasury.

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
The following materials from Merck & Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheet, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCK & CO., INC.

Date: August 7, 2018	/s/ Jennifer Zachary
JENNIFER ZACHARY
Executive Vice President and General Counsel

Date: August 7, 2018	/s/ Rita A. Karachun
RITA A. KARACHUN
Senior Vice President Finance - Global Controller

EXHIBIT INDEX

Number		Description

3.1	—	Restated Certificate of Incorporation of Merck & Co., Inc. (November 3, 2009) – Incorporated by reference to Current Report on Form 8-K filed on November 4, 2009 (No. 1-6571)

3.2	—	By-Laws of Merck & Co., Inc. (effective July 22, 2015) – Incorporated by reference to Current Report on Form 8-K filed on July 28, 2015 (No. 1-6571)

31.1	—	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer

31.2	—	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer

32.1	—	Section 1350 Certification of Chief Executive Officer

32.2	—	Section 1350 Certification of Chief Financial Officer

101	—
The following materials from Merck & Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheet, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.