Form 10-Q
period 2018-09-30
Merck & Co., Inc.
filed 2018-11-06
CIK 310158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______
Commission File No. 1-6571
Merck & Co., Inc.
2000 Galloping Hill Road
Kenilworth, N.J. 07033
(908) 740-4000

Incorporated in New Jersey	I.R.S. Employer
Identification No. 22-1918501
The number of shares of common stock outstanding as of the close of business on October 31, 2018: 2,600,376,500
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Part I - Financial Information
Item 1. Financial Statements
MERCK & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited, $ in millions except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Sales	$10,794	$10,325	$31,296	$29,689
Costs, Expenses and Other
Materials and production	3,619	3,307	10,220	9,472
Marketing and administrative	2,443	2,459	7,459	7,432
Research and development	2,068	4,413	7,538	8,024
Restructuring costs	171	153	494	470
Other (income) expense, net	(172)	(207)	(512)	(351)
	8,129	10,125	25,199	25,047
Income Before Taxes	2,665	200	6,097	4,642
Taxes on Income	707	251	1,682	1,186
Net Income (Loss)	1,958	(51)	4,415	3,456
Less: Net Income Attributable to Noncontrolling Interests	8	5	22	16
Net Income (Loss) Attributable to Merck & Co., Inc.	$1,950	$(56)	$4,393	$3,440
Basic Earnings (Loss) per Common Share Attributable to Merck & Co., Inc. Common Shareholders	$0.73	$(0.02)	$1.64	$1.26
Earnings (Loss) per Common Share Assuming Dilution Attributable to Merck & Co., Inc. Common Shareholders	$0.73	$(0.02)	$1.63	$1.25

MERCK & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited, $ in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Income (Loss) Attributable to Merck & Co., Inc.	$1,950	$(56)	$4,393	$3,440
Other Comprehensive (Loss) Income Net of Taxes:
Net unrealized gain (loss) on derivatives, net of reclassifications	27	(66)	223	(441)
Net unrealized gain (loss) on investments, net of reclassifications	40	135	(56)	213
Benefit plan net gain and prior service credit, net of amortization	40	13	106	86
Cumulative translation adjustment	(136)	67	(240)	423
	(29)	149	33	281
Comprehensive Income Attributable to Merck & Co., Inc.	$1,921	$93	$4,426	$3,721
 The accompanying notes are an integral part of these condensed consolidated financial statements.

MERCK & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited, $ in millions except per share amounts)

	September 30, 2018	December 31, 2017
Assets
Current Assets
Cash and cash equivalents	$7,826	$6,092
Short-term investments	2,459	2,406
Accounts receivable (net of allowance for doubtful accounts of $229 in 2018 and $210 in 2017)	7,374	6,873
Inventories (excludes inventories of $1,294 in 2018 and $1,187 in 2017 classified in Other assets - see Note 7)	5,416	5,096
Other current assets	3,761	4,299
Total current assets	26,836	24,766
Investments	7,606	12,125
Property, Plant and Equipment, at cost, net of accumulated depreciation of $16,568 in 2018 and $16,602 in 2017	12,755	12,439
Goodwill	18,258	18,284
Other Intangibles, Net	12,175	14,183
Other Assets	7,500	6,075
	$85,130	$87,872
Liabilities and Equity
Current Liabilities
Loans payable and current portion of long-term debt	$3,656	$3,057
Trade accounts payable	3,091	3,102
Accrued and other current liabilities	9,776	10,427
Income taxes payable	759	708
Dividends payable	1,304	1,320
Total current liabilities	18,586	18,614
Long-Term Debt	19,936	21,353
Deferred Income Taxes	2,065	2,219
Other Noncurrent Liabilities	11,887	11,117
Merck & Co., Inc. Stockholders’ Equity
Common stock, $0.50 par value Authorized - 6,500,000,000 shares Issued - 3,577,103,522 shares in 2018 and 2017	1,788	1,788
Other paid-in capital	39,762	39,902
Retained earnings	42,189	41,350
Accumulated other comprehensive loss	(5,151)	(4,910)
	78,588	78,130
Less treasury stock, at cost: 918,364,126 shares in 2018 and 880,491,914 shares in 2017	46,166	43,794
Total Merck & Co., Inc. stockholders’ equity	32,422	34,336
Noncontrolling Interests	234	233
Total equity	32,656	34,569
	$85,130	$87,872
The accompanying notes are an integral part of this condensed consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, $ in millions)

	Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities
Net income	$4,415	$3,456
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,424	3,509
Intangible asset impairment charges	—	376
Charge for future payments related to collaboration license options	650	750
Charge for collaboration termination	420	—
Deferred income taxes	(391)	(601)
Share-based compensation	261	232
Other	585	(31)
Net changes in assets and liabilities	(2,034)	(5,259)
Net Cash Provided by Operating Activities	7,330	2,432
Cash Flows from Investing Activities
Capital expenditures	(1,686)	(1,173)
Purchases of securities and other investments	(6,899)	(8,397)
Proceeds from sales of securities and other investments	11,243	12,533
Acquisitions, net of cash acquired	(372)	(347)
Other	(150)	121
Net Cash Provided by Investing Activities	2,136	2,737
Cash Flows from Financing Activities
Net change in short-term borrowings	2,294	1,962
Payments on debt	(3,007)	(301)
Purchases of treasury stock	(3,158)	(2,312)
Dividends paid to stockholders	(3,895)	(3,884)
Proceeds from exercise of stock options	461	481
Other	(289)	(167)
Net Cash Used in Financing Activities	(7,594)	(4,221)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(140)	438
Net Increase in Cash, Cash Equivalents and Restricted Cash	1,732	1,386
Cash, Cash Equivalents and Restricted Cash at Beginning of Year (includes restricted cash of $4 million at January 1, 2018 included in Other Assets)	6,096	6,515
Cash, Cash Equivalents and Restricted Cash at End of Period (includes restricted cash of $2 million at September 30, 2018 included in Other Assets)	$7,828	$7,901
The accompanying notes are an integral part of this condensed consolidated financial statement.

Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Basis of Presentation
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
In February 2018, the FASB issued new guidance to address a narrow-scope financial reporting issue that arose as a consequence of the Tax Cuts and Jobs Act of 2017 (TCJA) (ASU 2018-02). Existing guidance requires that deferred tax liabilities and assets be adjusted for a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date. That guidance is applicable even in situations in which the related income tax effects of items in accumulated other comprehensive income were originally recognized in other comprehensive income (rather than in net income), such as amounts related to benefit plans and hedging activity. As a result, the tax effects of items within accumulated other comprehensive income do not reflect the appropriate tax rate (the difference is referred to as stranded tax effects). The new guidance allows for a reclassification of these amounts to retained earnings thereby eliminating these stranded tax effects. The Company elected to early adopt the new guidance in the first quarter of 2018 and reclassified the stranded income

Notes to Condensed Consolidated Financial Statements (unaudited)

tax effects of the TCJA increasing Accumulated other comprehensive loss in the provisional amount of $266 million with a corresponding increase to Retained earnings (see Note 16). The Company’s policy for releasing disproportionate income tax effects from Accumulated other comprehensive loss is to utilize the item-by-item approach.
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
In March 2017, the FASB amended the guidance related to net periodic benefit cost for defined benefit plans that requires entities to (1) disaggregate the current service cost component from the other components of net benefit cost and present it with other employee compensation costs in the income statement within operations if such a subtotal is presented; (2) present the other components of net benefit cost separately in the income statement and outside of income from operations; and (3) only capitalize the service cost component when applicable. The Company adopted the new standard as of January 1, 2018 using a retrospective transition method as to the requirement for separate presentation in the income statement of service costs and other components and a prospective transition method as to the requirement to limit the capitalization of benefit costs to the service cost component. The Company utilized a practical expedient that permits it to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. Upon adoption, net periodic benefit cost (credit) other than service cost was reclassified to Other (income) expense, net from the previous classification within Materials and production costs, Marketing and administrative expenses and Research and development costs (see Note 13).
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
Recently Issued Accounting Standards Not Yet Adopted
In February 2016, the FASB issued new accounting guidance for the accounting and reporting of leases and subsequently issued several updates to the new guidance. The new guidance requires that lessees recognize a right-of-use asset and a lease liability recorded on the balance sheet for each of its leases (other than leases that meet the definition of a short-term lease). Leases will be classified as either operating or finance. Operating leases will result in straight-line expense in the income statement (similar to current operating leases) while finance leases will result in more expense being recognized in the earlier years of the lease term (similar to current capital leases). The Company will adopt the new standard on January 1, 2019 using a modified retrospective approach. Merck will elect the transition method that allows for application of the standard at the adoption date rather than at the beginning of the earliest comparative period presented in the financial statements. The Company intends to elect available practical expedients. The Company is currently evaluating the impact of adoption on its consolidated financial statements. Merck has

Notes to Condensed Consolidated Financial Statements (unaudited)

selected a lease accounting tool and made significant progress regarding lease data validation for contracts that are in the Company’s current lease portfolio. Merck continues to assess the potential impact of embedded leases in certain agreements.
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
In April 2018, the FASB issued new guidance on the accounting for costs incurred to implement a cloud computing arrangement that is considered a service arrangement. The new guidance requires the capitalization of such costs, aligning it with the accounting for costs associated with developing or obtaining internal-use software. The new guidance is effective for interim and annual periods in 2020. Early adoption is permitted, including adoption in any interim period. Prospective adoption for eligible costs incurred on or after the date of adoption or retrospective adoption is permitted. The Company is currently evaluating the impact of adoption on its consolidated financial statements and may elect to early adopt this guidance.

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
The new guidance provides principles that an entity applies to report useful information about the amount, timing, and uncertainty of revenue and cash flows arising from its contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to in exchange for those goods or services. The new guidance introduces a 5-step model to recognize revenue when or as control is transferred: identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when or as the performance obligations are satisfied. The Company’s significant accounting policies are detailed in Note 2 to the consolidated financial statements included in Merck’s Annual Report on Form 10-K for the year ended December 31, 2017. Changes to the Company’s revenue recognition policy as a result of adopting ASC 606 are described below. See Note 17 for disaggregated revenue disclosures.
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

Notes to Condensed Consolidated Financial Statements (unaudited)

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
The provision for aggregate customer discounts covers chargebacks and rebates. Chargebacks are discounts that occur when a contracted customer purchases through an intermediary wholesaler. The contracted customer generally purchases product from the wholesaler at its contracted price plus a mark-up. The wholesaler, in turn, charges the Company back for the difference between the price initially paid by the wholesaler and the contract price paid to the wholesaler by the customer. The provision for chargebacks is based on expected sell-through levels by the Company’s wholesale customers to contracted customers, as well as estimated wholesaler inventory levels. Rebates are amounts owed based upon definitive contractual agreements or legal requirements with private sector and public sector (Medicaid and Medicare Part D) benefit providers, after the final dispensing of the product by a pharmacy to a benefit plan participant. The provision for rebates is based on expected patient usage, as well as inventory levels in the distribution channel to determine the contractual obligation to the benefit providers. The Company uses historical customer segment utilization mix, sales forecasts, changes to product mix and price, inventory levels in the distribution channel, government pricing calculations and prior payment history in order to estimate the expected provision. Amounts accrued for aggregate customer discounts are evaluated on a quarterly basis through comparison of information provided by the wholesalers, health maintenance organizations, pharmacy benefit managers, federal and state agencies, and other customers to the amounts accrued. These discounts, in the aggregate, reduced U.S. sales by $2.6 billion and $2.9 billion in the third quarter of 2018 and 2017, respectively, and by $7.7 billion and $8.2 billion for the first nine months of 2018 and 2017, respectively.
Outside of the United States, variable consideration in the form of discounts and rebates are a combination of commercially-driven discounts in highly competitive product classes, discounts required to gain or maintain reimbursement, or legislatively mandated rebates. In certain European countries, legislatively mandated rebates are calculated based on an estimate of the government’s total unbudgeted spending and the Company’s specific payback obligation. Rebates may also be required based on specific product sales thresholds. The Company applies an estimated factor against its actual invoiced sales to represent the expected level of future discount or rebate obligations associated with the sale.
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
The following table provides the effects of adopting ASC 606 on the Consolidated Statement of Income:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
($ in millions)	As Reported	Effects of Adopting ASC 606	Amounts Without Adoption of ASC 606	As Reported	Effects of Adopting ASC 606	Amounts Without Adoption of ASC 606
Sales	$10,794	$(1)	$10,793	$31,296	$(30)	$31,266
Materials and production	3,619	(1)	3,618	10,220	(18)	10,202
Income before taxes	2,665	—	2,665	6,097	(12)	6,085
Taxes on income	707	—	707	1,682	(3)	1,679
Net income attributable to Merck & Co., Inc.	1,950	—	1,950	4,393	(9)	4,384

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table provides the effects of adopting ASC 606 on the Consolidated Balance Sheet:

	September 30, 2018
($ in millions)	As Reported	Effects of Adopting ASC 606	Amounts Without Adoption of ASC 606
Assets
Accounts receivable	$7,374	$(45)	$7,329
Inventories	5,416	19	5,435
Liabilities
Accrued and other current liabilities	9,776	(6)	9,770
Income taxes payable	759	(5)	754
Equity
Retained earnings	42,189	(15)	42,174

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
In the third quarter of 2018, the Company recorded an aggregate charge of $420 million within Materials and production costs in conjunction with the termination of a collaboration agreement entered into in 2014 with Samsung Bioepis Co., Ltd. (Samsung) for insulin glargine. The aggregate charge reflects a termination payment of $155 million, which represents the reimbursement of all fees previously paid by Samsung to Merck under the agreement, plus interest, as well as the release of Merck’s ongoing obligations under the agreement. The aggregate charge also included fixed asset abandonment charges of $137 million, inventory write-offs of $122 million, as well as other related costs of $6 million. The termination of this agreement has no impact on the Company’s other collaboration with Samsung.
In June 2018, Merck acquired Viralytics Limited (Viralytics), an Australian publicly traded company focused on oncolytic immunotherapy treatments for a range of cancers, for AUD 502 million ($378 million). The transaction provided Merck with full rights to Cavatak (V937, formerly CVA21), Viralytics’s investigational oncolytic immunotherapy. Cavatak is based on Viralytics’s proprietary formulation of an oncolytic virus (Coxsackievirus Type A21) that has been shown to preferentially infect and kill cancer cells. Cavatak is currently being evaluated in multiple Phase 1 and Phase 2 clinical trials, both as an intratumoral and intravenous agent, including in combination with Keytruda, Merck’s anti-PD-1 (programmed death receptor-1) therapy. Under a previous agreement between Merck and Viralytics, a study is investigating the use of the Keytruda and Cavatak combination in melanoma, prostate, lung and bladder cancers. The transaction was accounted for as an acquisition of an asset. Merck recorded net assets of $34 million (primarily cash) at the acquisition date and Research and development expenses of $344 million for the first nine months of 2018 related to the transaction. There are no future contingent payments associated with the acquisition.
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

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
Gross profits from Lynparza and selumetinib product sales generated through monotherapies or combination therapies are shared equally. Merck will fund all development and commercialization costs of Keytruda in combination with Lynparza or selumetinib. AstraZeneca will fund all development and commercialization costs of Imfinzi in combination with Lynparza or selumetinib. AstraZeneca is currently the principal on Lynparza sales transactions. Merck records its share of Lynparza product sales, net of cost of sales and commercialization costs, as alliance revenue within the Pharmaceutical segment and its share of development costs associated with the collaboration as part of Research and development expenses. Reimbursements received from AstraZeneca for research and development expenses are recognized as reductions to Research and development costs.
As part of the agreement, Merck made an upfront payment to AstraZeneca of $1.6 billion and is making payments totaling $750 million over a multi-year period for certain license options ($250 million of which was paid in 2017). The Company recorded an aggregate charge of $2.35 billion in Research and development expenses in 2017 related to the upfront payment and future license options payments. In addition, the agreement provides for additional contingent payments from Merck to AstraZeneca related to the successful achievement of regulatory and sales-based milestones.
In the second quarter of 2018, Merck determined it was probable that annual sales of Lynparza in the future would trigger a $200 million sales-based milestone payment from Merck to AstraZeneca. Accordingly, in the second quarter of 2018, Merck recorded a $200 million noncurrent liability and a corresponding intangible asset and also recognized $17 million of cumulative amortization expense within Materials and production costs. Merck previously accrued a $150 million sales-based milestone in the first quarter of 2018 (along with $9 million of cumulative amortization expense) and a $100 million sales-based milestone in 2017 (which was paid in 2018). The remaining $3.65 billion of potential future sales-based milestone payments have not yet been accrued as they are not deemed by the Company to be probable at this time.
In January 2018, Lynparza received approval in the United States for the treatment of certain patients with metastatic breast cancer, triggering a $70 million capitalized milestone payment from Merck to AstraZeneca. Potential future regulatory milestone payments of $1.93 billion remain under the agreement.
The asset balance related to Lynparza (which includes capitalized sales-based and regulatory milestone payments) was $468 million at September 30, 2018 and is included in Other Assets on the Consolidated Balance Sheet. The amount is being amortized over its estimated useful life through 2028 as supported by projected future cash flows, subject to impairment testing.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Summarized information related to this collaboration is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Alliance revenues	$49	$5	$125	$5

Materials and production (1)	12	—	48	—
Marketing and administrative	12	—	28	—
Research and development (2)	47	2,377	118	2,377

($ in millions)			September 30, 2018	December 31, 2017
Receivables from AstraZeneca			$46	$12
Payables to AstraZeneca (3)			892	643
(1) Represents amortization of capitalized milestone payments.
(2) Amounts for the third quarter and first nine months of 2017 include $2.35 billion related to the upfront payment and future license option payments.
(3) Includes accrued milestone and license option payments.
Eisai
In March 2018, Merck and Eisai announced a strategic collaboration for the worldwide co-development and co-commercialization of Lenvima, an orally available tyrosine kinase inhibitor discovered by Eisai. Under the agreement, Merck and Eisai will develop and commercialize Lenvima jointly, both as monotherapy and in combination with Merck’s anti-PD-1 therapy, Keytruda. Eisai records Lenvima product sales globally (Eisai is the principal on Lenvima sales transactions), and Merck and Eisai share gross profits equally. Merck records its share of Lenvima product sales, net of cost of sales and commercialization costs, as alliance revenue. Expenses incurred during co-development, including for studies evaluating Lenvima as monotherapy, are shared equally by the two companies and reflected in Research and development expenses. Under the agreement, Merck made upfront payments to Eisai of $750 million and will make payments of up to $650 million for certain option rights through 2021 ($325 million in January 2019 or earlier in certain circumstances, $200 million in January 2020 and $125 million in January 2021). The Company recorded an aggregate charge of $1.4 billion in Research and development expenses in the first nine months of 2018 related to the upfront payments and future option payments. In addition, the agreement provides for Eisai to receive up to $385 million associated with the achievement of certain clinical and regulatory milestones and up to $3.97 billion for the achievement of milestones associated with sales of Lenvima.
In the third quarter of 2018, Merck determined it was probable that annual sales of Lenvima in the future would trigger a $50 million sales-based milestone payment from Merck to Eisai. Accordingly, in the third quarter of 2018, Merck recorded a $50 million noncurrent liability and a corresponding intangible asset. The remaining $3.92 billion of potential future sales-based milestone payments have not yet been accrued as they are not deemed by the Company to be probable at this time.
Lenvima was approved for the treatment of patients with unresectable hepatocellular carcinoma in Japan in March 2018, in the United States and European Union in August 2018, and in China in September 2018, triggering capitalized milestone payments of $25 million, $125 million, $50 million, and $25 million, respectively, to Eisai. Potential future regulatory milestone payments of $160 million remain under the agreement.
The asset balance related to Lenvima (which includes capitalized sales-based and regulatory milestones payments) was $266 million at September 30, 2018 and is included in Other Assets on the Consolidated Balance Sheet. The amount is being amortized over its estimated useful life through 2026 as supported by projected future cash flows, subject to impairment testing.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Summarized information related to this collaboration is as follows:

($ in millions)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Alliance revenues	$43	$78

Materials and production (1)	8	9
Marketing and administrative	5	7
Research and development (2)	36	1,473

($ in millions)		September 30, 2018
Receivables from Eisai		$42
Payables to Eisai (3)		733
(1) Represents amortization of capitalized milestone payments.
(2) Amount for the first nine months of 2018 includes $1.4 billion related to the upfront payment and future license option payments.
(3) Includes accrued milestone and license option payments.
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
In the second quarter of 2018, Merck determined it was probable that annual worldwide sales of Adempas in the future would trigger a $375 million sales-based milestone payment from Merck to Bayer. Accordingly, in the second quarter of 2018, Merck recorded a $375 million noncurrent liability and a corresponding intangible asset and also recognized $106 million of cumulative amortization expense within Materials and production costs. In 2017, annual worldwide sales of Adempas exceeded $500 million triggering a $350 million milestone payment from Merck to Bayer, which was accrued for in 2016 when Merck deemed the payment to be probable. The milestone was paid in the first quarter of 2018. There is an additional $400 million potential future sales-based milestone payment that has not yet been accrued as it is not deemed by the Company to be probable at this time.
The intangible asset balance related to Adempas (which includes the remaining acquired intangible asset balance, as well as capitalized sales-based milestones payments) was $1.1 billion at September 30, 2018 and is included in Other Intangibles, Net on the Consolidated Balance Sheet. The amount is being amortized over its estimated useful life through 2027 as supported by projected future cash flows, subject to impairment testing.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Summarized information related to this collaboration is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Net product sales recorded by Merck	$47	$38	$138	$105
Merck’s profit share from sales in Bayer’s marketing territories	47	32	100	116
Total sales	94	70	238	221

Materials and production (1)	29	25	188	73
Marketing and administrative	11	6	26	18
Research and development	34	27	90	78

($ in millions)			September 30, 2018	December 31, 2017
Receivables from Bayer			$36	$33
Payables to Bayer (2)			375	352
(1) Includes amortization of intangible assets.
(2) Includes accrued milestone payments.

5.	Restructuring
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
The Company recorded total pretax costs of $169 million and $180 million in the third quarter of 2018 and 2017, respectively, and $508 million and $605 million for the first nine months of 2018 and 2017, respectively, related to restructuring program activities. Since inception of the programs through September 30, 2018, Merck has recorded total pretax accumulated costs of approximately $14.0 billion and eliminated approximately 45,220 positions comprised of employee separations, as well as the elimination of contractors and vacant positions. The Company estimates that approximately two-thirds of the cumulative pretax costs are cash outlays, primarily related to employee separation expense. Approximately one-third of the cumulative pretax costs are non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested. While the Company has substantially completed the actions under these programs, approximately $50 million of additional pretax costs are expected to be incurred in the fourth quarter of 2018 relating to anticipated employee separations and remaining asset-related costs.
For segment reporting, restructuring charges are unallocated expenses.
The following tables summarize the charges related to restructuring program activities by type of cost:

	Three Months Ended September 30, 2018				Nine Months Ended September 30, 2018
($ in millions)	Separation Costs	Accelerated Depreciation	Other	Total	Separation Costs	Accelerated Depreciation	Other	Total
Materials and production	$—	$1	$1	$2	$—	$1	$10	$11
Marketing and administrative	—	—	—	—	—	1	1	2
Research and development	—	(9)	5	(4)	—	(12)	13	1
Restructuring costs	137	—	34	171	392	—	102	494
	$137	$(8)	$40	$169	$392	$(10)	$126	$508

	Three Months Ended September 30, 2017				Nine Months Ended September 30, 2017
($ in millions)	Separation Costs	Accelerated Depreciation	Other	Total	Separation Costs	Accelerated Depreciation	Other	Total
Materials and production	$—	$5	$20	$25	$—	$52	$69	$121
Marketing and administrative	—	—	—	—	—	2	1	3
Research and development	—	1	1	2	—	7	4	11
Restructuring costs	100	—	53	153	302	—	168	470
	$100	$6	$74	$180	$302	$61	$242	$605

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Separation costs are associated with actual headcount reductions, as well as those headcount reductions which were probable and could be reasonably estimated. In the third quarter of 2018 and 2017, approximately 525 positions and 205 positions, respectively, and for the first nine months of 2018 and 2017, 1,870 positions and 1,225 positions, respectively, were eliminated under restructuring program activities.
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
The following table summarizes the charges and spending relating to restructuring program activities for the nine months ended September 30, 2018:

($ in millions)	Separation Costs	Accelerated Depreciation	Other	Total
Restructuring reserves January 1, 2018	$619	$—	$128	$747
Expense	392	(10)	126	508
(Payments) receipts, net	(535)	—	(170)	(705)
Non-cash activity	—	10	13	23
Restructuring reserves September 30, 2018 (1)	$476	$—	$97	$573

(1)	The remaining cash outlays are expected to be substantially completed by the end of 2020.

6.	Financial Instruments
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
The effects of the Company’s net investment hedges on OCI and the Consolidated Statement of Income are shown below:

	Amount of Pretax (Gain) Loss Recognized in Other Comprehensive Income (1)				Amount of Pretax (Gain) Loss Recognized in Other (income) expense, net for Amounts Excluded from Effectiveness Testing
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017	2018	2017	2018	2017
Net Investment Hedging Relationships
Foreign exchange contracts	$(10)	$—	$(24)	$—	$(4)	$—	$(7)	$—
Euro-denominated notes	38	128	(54)	467	—	—	—	—
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
In May 2018, four interest rate swaps with notional amounts of $250 million each matured. These swaps effectively converted the Company’s $1.0 billion, 1.30% fixed-rate notes due 2018 to variable rate debt. At September 30, 2018, the Company was a party to 22 pay-floating, receive-fixed interest rate swap contracts designated as fair value hedges of fixed-rate notes in which the notional amounts match the amount of the hedged fixed-rate notes as detailed in the table below.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

	September 30, 2018
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
The table below presents the location of amounts recorded on the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Increase (Decrease) Included in the Carrying Amount
($ in millions)	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Balance Sheet Line Item in which Hedged Item is Included
Loans payable and current portion of long-term debt	$553	$983	$3	$(17)
Long-Term Debt (1)	4,503	5,146	(138)	(41)
(1) Amounts include hedging adjustment gains related to discontinued hedging relationships of $6 million and $11 million at September 30, 2018 and December 31, 2017, respectively.
Presented in the table below is the fair value of derivatives on a gross basis segregated between those derivatives that are designated as hedging instruments and those that are not designated as hedging instruments:

		September 30, 2018			December 31, 2017
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S. Dollar Notional
($ in millions)	Balance Sheet Caption	Asset	Liability		Asset	Liability
Derivatives Designated as Hedging Instruments
Interest rate swap contracts	Other assets	$—	$—	$—	$2	$—	$550
Interest rate swap contracts	Accrued and other current liabilities	—	2	550	—	3	1,000
Interest rate swap contracts	Other noncurrent liabilities	—	138	4,650	—	52	4,650
Foreign exchange contracts	Other current assets	175	—	6,115	51	—	4,216
Foreign exchange contracts	Other assets	85	—	2,682	38	—	1,936
Foreign exchange contracts	Accrued and other current liabilities	—	5	657	—	71	2,014
Foreign exchange contracts	Other noncurrent liabilities	—	1	66	—	1	20
		$260	$146	$14,720	$91	$127	$14,386
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Other current assets	$127	$—	$6,531	$39	$—	$3,778
Foreign exchange contracts	Accrued and other current liabilities	—	58	5,298	—	90	7,431
		$127	$58	$11,829	$39	$90	$11,209
		$387	$204	$26,549	$130	$217	$25,595
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

	September 30, 2018		December 31, 2017
($ in millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the consolidated balance sheet	$387	$204	$130	$217
Gross amount subject to offset in master netting arrangements not offset in the consolidated balance sheet	(135)	(135)	(94)	(94)
Cash collateral received	(54)	—	(3)	—
Net amounts	$198	$69	$33	$123
The table below provides information regarding the location and amount of pretax (gains) losses of derivatives designated in fair value or cash flow hedging relationships:

	Sales		Other (income) expense, net (1)		Other comprehensive income (loss)		Sales		Other (income) expense, net (1)		Other comprehensive income (loss)
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Financial Statement Line Items in which Effects of Fair Value or Cash Flow Hedges are Recorded	$10,794	$10,325	$(172)	(207)	$(29)	$149	31,296	$29,689	$(512)	$(351)	$33	$281
(Gain) loss on fair value hedging relationships
Interest rate swap contracts
Hedged items	—	—	(9)	(9)	—	—	—	—	(86)	(5)	—	—
Derivatives designated as hedging instruments	—	—	15	2	—	—	—	—	100	(25)	—	—
Impact of cash flow hedging relationships
Foreign exchange contracts
Amount of gain (loss) recognized in OCI on derivatives	—	—	—	—	29	(88)	—	—	—	—	113	(520)
(Decrease) increase in Sales as a result of AOCI reclassifications	(6)	13	—	—	6	(13)	(172)	157	—	—	172	(157)
(1) Interest expense is a component of Other (income) expense, net.
The table below provides information regarding the income statement effects of derivatives not designated as hedging instruments:

		Amount of Derivative Pretax (Gain) Loss Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	Income Statement Caption	2018	2017	2018	2017
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts (1)	Other (income) expense, net	$(57)	$119	$(224)	$70
Foreign exchange contracts (2)	Sales	—	—	(5)	—
(1) These derivative contracts mitigate changes in the value of remeasured foreign currency denominated monetary assets and liabilities attributable to changes in foreign currency exchange rates.
(2) These derivative contracts serve as economic hedges of forecasted transactions.
At September 30, 2018, the Company estimates $75 million of pretax net unrealized gains on derivatives maturing within the next 12 months that hedge foreign currency denominated sales over that same period will be reclassified from AOCI to Sales. The amount ultimately reclassified to Sales may differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Investments in Debt and Equity Securities
Information on investments in debt and equity securities is as follows:

	September 30, 2018				December 31, 2017
	Fair Value	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized
($ in millions)			Gains	Losses			Gains	Losses
Corporate notes and bonds	$6,866	$6,952	$2	$(88)	$9,806	$9,837	$9	$(40)
U.S. government and agency securities	1,431	1,448	—	(17)	2,042	2,059	—	(17)
Asset-backed securities	1,288	1,300	1	(13)	1,542	1,548	1	(7)
Foreign government bonds	538	546	—	(8)	733	739	—	(6)
Mortgage-backed securities	23	24	—	(1)	626	634	1	(9)
Commercial paper	30	30	—	—	159	159	—	—
Total debt securities	$10,176	$10,300	$3	$(127)	$14,908	$14,976	$11	$(79)
Publicly traded equity securities (1)	378				275	265	16	(6)
Total debt and publicly traded equity securities	$10,554				$15,183	$15,241	$27	$(85)
(1) Pursuant to the adoption of ASU 2016-01 (see Note 1), beginning on January 1, 2018, changes in the fair value of publicly traded equity securities are recognized in net income. Unrealized net gains of $10 million and $60 million, respectively, were recognized in Other (income) expense, net during the third quarter and first nine months of 2018 on equity securities still held at September 30, 2018.
At September 30, 2018, the Company also had $749 million of equity investments without readily determinable fair values included in Other Assets. During the first nine months of 2018, the Company recognized unrealized gains of $199 million on certain of these equity investments recorded in Other (income) expense, net based on favorable observable price changes from transactions involving similar investments of the same investee. In addition, during the first nine months of 2018, the Company recognized unrealized losses of $25 million in Other (income) expense, net related to certain of these investments based on unfavorable observable price changes.
Available-for-sale debt securities included in Short-term investments totaled $2.4 billion at September 30, 2018. Of the remaining debt securities, $7.1 billion mature within five years. At September 30, 2018 and December 31, 2017, there were no debt securities pledged as collateral.
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

	Fair Value Measurements Using				Fair Value Measurements Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
($ in millions)	September 30, 2018				December 31, 2017
Assets
Investments
Corporate notes and bonds	$—	$6,765	$—	$6,765	$—	$9,678	$—	$9,678
Asset-backed securities (1)	—	1,271	—	1,271	—	1,476	—	1,476
U.S. government and agency securities	—	1,265	—	1,265	68	1,767	—	1,835
Foreign government bonds	—	538	—	538	—	732	—	732
Commercial paper	—	30	—	30	—	159	—	159
Mortgage-backed securities	—	—	—	—	—	547	—	547
Publicly traded equity securities	196	—	—	196	104	—	—	104
	196	9,869	—	10,065	172	14,359	—	14,531
Other assets (2)
U.S. government and agency securities	54	112	—	166	—	207	—	207
Corporate notes and bonds	—	101	—	101	—	128	—	128
Mortgage-backed securities	—	23	—	23	—	79	—	79
Asset-backed securities (1)	—	17	—	17	—	66	—	66
Foreign government bonds	—	—	—	—	—	1	—	1
Publicly traded equity securities	182	—	—	182	171	—	—	171
	236	253	—	489	171	481	—	652
Derivative assets (3)
Forward exchange contracts	—	233	—	233	—	48	—	48
Purchased currency options	—	154	—	154	—	80	—	80
Interest rate swaps	—	—	—	—	—	2	—	2
	—	387	—	387	—	130	—	130
Total assets	$432	$10,509	$—	$10,941	$343	$14,970	$—	$15,313
Liabilities
Other liabilities
Contingent consideration	$—	$—	$852	$852	$—	$—	$935	$935
Derivative liabilities (3)
Interest rate swaps	—	140	—	140	—	55	—	55
Forward exchange contracts	—	60	—	60	—	162	—	162
Written currency options	—	4	—	4	—	—	—	—
	—	204	—	204	—	217	—	217
Total liabilities	$—	$204	$852	$1,056	$—	$217	$935	$1,152

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
There were no transfers between Level 1 and Level 2 during the first nine months of 2018. As of September 30, 2018, Cash and cash equivalents of $7.8 billion included $7.1 billion of cash equivalents (which would be considered Level 2 in the fair value hierarchy).

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Contingent Consideration
Summarized information about the changes in liabilities for contingent consideration is as follows:

	Nine Months Ended September 30,
($ in millions)	2018	2017
Fair value January 1	$935	$891
Changes in estimated fair value (1)	144	151
Additions	8	3
Payments	(235)	(100)
Fair value September 30 (2)	$852	$945
(1) Recorded in Research and development expenses, Materials and production costs and Other (income) expense, net. Includes cumulative translation adjustments.
(2) Balance at September 30, 2018 includes $95 million recorded as a current liability for amounts expected to be paid within the next 12 months.
The payments of contingent consideration in the first nine months of 2018 include $175 million related to the achievement of a clinical milestone in connection with the 2016 acquisition of Afferent Pharmaceuticals. The remaining payments in 2018 relate to liabilities recorded in connection with the 2016 termination of the Sanofi-Pasteur MSD joint venture. The payments of contingent consideration in the first nine months of 2017 relate to the achievement of a clinical milestone in connection with the 2016 acquisition of IOmet Pharma Ltd.
Other Fair Value Measurements
Some of the Company’s financial instruments, such as cash and cash equivalents, receivables and payables, are reflected in the balance sheet at carrying value, which approximates fair value due to their short-term nature.
The estimated fair value of loans payable and long-term debt (including current portion) at September 30, 2018, was $24.0 billion compared with a carrying value of $23.6 billion and at December 31, 2017, was $25.6 billion compared with a carrying value of $24.4 billion. Fair value was estimated using recent observable market prices and would be considered Level 2 in the fair value hierarchy.
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
The majority of the Company’s accounts receivable arise from product sales in the United States and Europe and are primarily due from drug wholesalers and retailers, hospitals, government agencies, managed health care providers and pharmacy benefit managers. The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in their credit profile. The Company also continues to monitor global economic conditions, including the volatility associated with international sovereign economies, and associated impacts on the financial markets and its business. At September 30, 2018, the Company’s total net accounts receivable outstanding for more than one year were approximately $40 million. The Company does not expect to have write-offs or adjustments to accounts receivable which would have a material adverse effect on its financial position, liquidity or results of operations.
Derivative financial instruments are executed under International Swaps and Derivatives Association master agreements. The master agreements with several of the Company’s financial institution counterparties also include credit support annexes. These annexes contain provisions that require collateral to be exchanged depending on the value of the derivative assets and liabilities, the Company’s credit rating, and the credit rating of the counterparty. As of September 30, 2018 and December 31, 2017, the Company had received cash collateral of $54 million and $3 million, respectively, from various counterparties and the obligation to return such collateral is recorded in Accrued and other current liabilities. The Company had not advanced any cash collateral to counterparties as of September 30, 2018 or December 31, 2017.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

7.	Inventories
Inventories consisted of:

($ in millions)	September 30, 2018	December 31, 2017
Finished goods	$1,585	$1,334
Raw materials and work in process	4,933	4,703
Supplies	202	201
Total (approximates current cost)	6,720	6,238
(Decrease) increase to LIFO costs	(10)	45
	$6,710	$6,283
Recognized as:
Inventories	$5,416	$5,096
Other assets	1,294	1,187
Amounts recognized as Other assets are comprised almost entirely of raw materials and work in process inventories. At September 30, 2018 and December 31, 2017, these amounts included $1.3 billion and $1.1 billion, respectively, of inventories not expected to be sold within one year. In addition, these amounts included $3 million and $80 million at September 30, 2018 and December 31, 2017, respectively, of inventories produced in preparation for product launches.

8.	Other Intangibles
In connection with acquisitions, the Company measures the fair value of research and development pipeline programs and marketed products and capitalizes these amounts. See Note 3 for information on intangible assets acquired as a result of business acquisitions in the first nine months of 2018 and 2017.
During the third quarter and first nine months of 2017, the Company recorded $245 million and $253 million, respectively, of IPR&D impairment charges within Research and development expenses. In the third quarter of 2017, Merck made a strategic decision to discontinue the development of the investigational combination regimens MK-3682B (grazoprevir/ruzasvir/uprifosbuvir) and MK-3682C (ruzasvir/uprifosbuvir) for the treatment of chronic hepatitis C virus (HCV) infection. This decision was made based on a review of available Phase 2 efficacy data and in consideration of the evolving marketplace and the growing number of treatment options available for patients with chronic HCV infection, including Zepatier, which is marketed by the Company for the treatment of adult patients with chronic HCV infection. As a result of this decision, the Company recorded an IPR&D impairment charge of $240 million in the third quarter and first nine months of 2017 to write-off the remaining intangible asset related to uprifosbuvir.
Also, during the first nine months of 2017, the Company recorded an intangible asset impairment charge of $47 million within Materials and production costs related to Intron A, a treatment for certain types of cancers. Sales of Intron A were being adversely affected by the availability of new therapeutic options. Sales of Intron A in the United States eroded more rapidly than previously anticipated by the Company, which led to changes in the cash flow assumptions for Intron A. These revisions to cash flows indicated that the Intron A intangible asset value was not fully recoverable on an undiscounted cash flows basis. The Company utilized market participant assumptions to determine its best estimate of the fair value of the intangible asset related to Intron A that, when compared with its related carrying value, resulted in the impairment charge noted above.

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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

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
Product Liability Litigation
Fosamax
As previously disclosed, Merck is a defendant in product liability lawsuits in the United States involving Fosamax (Fosamax Litigation). As of September 30, 2018, approximately 3,955 cases are filed and pending against Merck in either federal or state court. In four of these actions, plaintiffs allege, among other things, that they have suffered osteonecrosis of the jaw (ONJ), generally subsequent to invasive dental procedures, such as tooth extraction or dental implants and/or delayed healing, in association with the use of Fosamax. In addition, plaintiffs in approximately 3,950 of these actions generally allege that they sustained femur fractures and/or other bone injuries (Femur Fractures) in association with the use of Fosamax.
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
Accordingly, as of September 30, 2018, three cases were actively pending in the Femur Fracture MDL, and approximately 1,055 cases have either been dismissed without prejudice or administratively closed pending final resolution by the Supreme Court of the appeal of the Femur Fracture MDL court’s preemption order.
As of September 30, 2018, approximately 2,610 cases alleging Femur Fractures have been filed in New Jersey state court and are pending before Judge James Hyland in Middlesex County. The parties selected an initial group of 30 cases to be reviewed through fact discovery. Two additional groups of 50 cases each to be reviewed through fact discovery were selected in November 2013 and March 2014, respectively. A further group of 25 cases to be reviewed through fact discovery was selected by Merck in July 2015, and Merck has continued to select additional cases to be reviewed through fact discovery from 2016 to the present.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

As of September 30, 2018, approximately 275 cases alleging Femur Fractures have been filed and are pending in California state court. All of the Femur Fracture cases filed in California state court have been coordinated before a single judge in Orange County, California. In March 2014, the court directed that a group of 10 discovery pool cases be reviewed through fact discovery and subsequently scheduled the Galper v. Merck case, which plaintiffs selected, as the first trial. The Galper trial began in February 2015 and the jury returned a verdict in Merck’s favor in April 2015, and plaintiff appealed that verdict to the California appellate court. In April 2017, the California appellate court issued a decision affirming the lower court’s judgment in favor of Merck. The next Femur Fracture trial in California that was scheduled to begin in April 2016 was stayed at plaintiffs’ request and a new trial date has not been set.
Additionally, there are four Femur Fracture cases pending in other state courts.
Discovery is ongoing in the Femur Fracture MDL and in state courts where Femur Fracture cases are pending and the Company intends to defend against these lawsuits.
Januvia/Janumet
As previously disclosed, Merck is a defendant in product liability lawsuits in the United States involving Januvia and/or Janumet. As of September 30, 2018, Merck is aware of approximately 1,285 product users alleging that Januvia and/or Janumet caused the development of pancreatic cancer and other injuries.
Most claims have been filed in multidistrict litigation before the U.S. District Court for the Southern District of California (MDL). Outside of the MDL, the majority of claims have been filed in coordinated proceedings before the Superior Court of California, County of Los Angeles (California State Court). In November 2015, the MDL and California State Court–in separate opinions–granted summary judgment to defendants on grounds of federal preemption. Plaintiffs appealed, and in November 2017, the U.S. Court of Appeals for the Ninth Circuit reversed and remanded for further discovery, which is ongoing. The appeal in California State Court was argued on October 4, 2018.
As of September 30, 2018, eight product users have claims pending against Merck in state courts other than California, including Illinois. In June 2017, the Illinois trial court denied Merck’s motion for summary judgment based on federal preemption. Merck has appealed, and oral argument is scheduled for November 14, 2018.
In addition to the claims noted above, the Company has agreed to toll the statute of limitations for approximately 50 additional claims. The Company intends to continue defending against these lawsuits.
Propecia/Proscar
As previously disclosed, Merck is a defendant in product liability lawsuits in the United States involving Propecia and/or Proscar. The lawsuits were filed in various federal courts and in state court in New Jersey. The federal lawsuits were then consolidated for pretrial purposes in a federal multidistrict litigation before Judge Brian Cogan of the Eastern District of New York. The matters pending in state court in New Jersey were consolidated before Judge Hyland in Middlesex County (NJ Coordinated Proceedings). There is one matter pending in state court in California and one matter pending in state court in Massachusetts.
As previously disclosed, on April 9, 2018, Merck and the Plaintiffs’ Executive Committee in the MDL and the Plaintiffs’ Liaison Counsel in the NJ Coordinated Proceedings entered into an agreement to resolve the above mentioned Propecia/Proscar lawsuits for an aggregate amount of $4.3 million. The settlement was subject to certain contingencies, including 95% plaintiff participation and a per plaintiff clawback if the participation rate was less than 100%. The contingencies were satisfied and the settlement agreement has been finalized. After the settlement, fewer than 40 cases will remain pending in the United States.
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
Inegy — The patents protecting Inegy in Europe have expired but supplemental protection certificates (SPCs) have been granted to the Company in many European countries that will expire in April 2019. There are multiple challenges to the SPCs related to Inegy throughout Europe and generic products have been launched in France, Italy, Ireland, Spain, Portugal, and the Netherlands and may launch in Germany. The Company has filed for preliminary injunctions in many countries that are still pending decision. Preliminary injunctions have been granted in Belgium, the Czech Republic, Germany, Greece, Portugal, Norway and Slovakia. Preliminary injunctions have been denied or revoked in France, Germany, Belgium, Ireland, the Netherlands and Spain. The Company is appealing those decisions. The Company has filed and will continue to file actions for patent infringement seeking damages against those companies that launch generic products before April 2019.
Noxafil — In August 2015, the Company filed a lawsuit against Actavis Laboratories Fl, Inc. (Actavis) in the United States in respect of that company’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Noxafil. In October 2017, the district court held the patent valid and infringed. Actavis appealed this decision. While the appeal was pending, the parties reached a settlement, subject to certain terms of the agreement being met, whereby Actavis can launch its generic version prior to expiry of the patent and pediatric exclusivity under certain conditions. In March 2016, the Company filed a lawsuit against Roxane Laboratories, Inc. (Roxane) in the United States in respect of that company’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Noxafil. In November 2017, the parties reached a settlement whereby Roxane can launch its generic version prior to expiry of the patent under certain conditions. In February 2016, the Company filed a lawsuit against Par Sterile Products LLC, Par Pharmaceutical, Inc., Par Pharmaceutical Companies, Inc. and Par Pharmaceutical Holdings, Inc. (collectively, Par) in the United States in respect of that company’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Noxafil injection. In October 2016, the parties reached a settlement whereby Par can launch its generic version in January 2023, or earlier under certain conditions. In February 2018, the Company filed a lawsuit against Fresenius Kabi USA, LLC., in the United States in respect of that company’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Noxafil. In March 2018, the Company filed a lawsuit against Mylan Laboratories Limited in the United States in respect of that company’s application to the FDA seeking pre-patent expiry approval to sell a generic version of Noxafil.
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
Gilead Patent Litigation and Opposition
In August 2013, Gilead Sciences, Inc. (Gilead) filed a lawsuit in the U.S. District Court for the Northern District of California seeking a declaration that two Company patents were invalid and not infringed by the sale of their two sofosbuvir containing products, Sovaldi and Harvoni. The Company filed a counterclaim that the sale of these products did infringe these two patents and sought a reasonable royalty for the past, present and future sales of these products. In March 2016, at the conclusion of a jury trial, the patents were found to be not invalid and infringed. The jury awarded the Company $200 million as a royalty for sales of these products up to December 2015. After the conclusion of the jury trial, the court held a bench trial on the equitable defenses raised by Gilead. In June 2016, the court found for Gilead and determined that Merck could not collect the jury award and that the patents were unenforceable with respect to Gilead. The Company appealed the court’s decision. Gilead also asked the court to overturn the jury’s decision on validity. The court held a hearing on Gilead’s motion in August 2016, and the court subsequently rejected Gilead’s request, which Gilead appealed. In April 2018, the appeals court affirmed the decisions that both patents were unenforceable against Gilead. In September 2018, Merck filed a petition for a writ of certiorari to the U.S. Supreme Court seeking review of the appellate decision.
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

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
Legal Defense Reserves
Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. Some of the significant factors considered in the review of these legal defense reserves are as follows: the actual costs incurred by the Company; the development of the Company’s legal defense strategy and structure in light of the scope of its litigation; the number of cases being brought against the Company; the costs and outcomes of completed trials and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the associated litigation. The amount of legal defense reserves as of September 30, 2018 and December 31, 2017 of approximately $150 million and $160 million, respectively, represents the Company’s best estimate of the minimum amount of defense costs to be incurred in connection with its outstanding litigation; however, events such as additional trials and other events that could arise in the course of its litigation could affect the ultimate amount of legal defense costs to be incurred by the Company. The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase the reserves at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.

10.	Equity

	Three Months Ended September 30,
	Common Stock		Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non- Controlling Interests	Total
($ and shares in millions)	Shares	Par Value				Shares	Cost
Balance at July 1, 2017	3,577	$1,788	$39,776	$45,046	$(5,094)	850	$(42,053)	$249	$39,712
Net loss attributable to Merck & Co., Inc.	—	—	—	(56)	—	—	—	—	(56)
Other comprehensive income, net of taxes	—	—	—	—	149	—	—	—	149
Cash dividends declared on common stock ($0.47 per share)	—	—	—	(1,289)	—	—	—	—	(1,289)
Treasury stock shares purchased	—	—	—	—	—	2	(159)	—	(159)
Share-based compensation plans and other	—	—	47	—	—	(1)	93	—	140
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	5	5
Distributions attributable to noncontrolling interests	—	—	—	—	—	—	—	(3)	(3)
Balance at September 30, 2017	3,577	$1,788	$39,823	$43,701	$(4,945)	851	$(42,119)	$251	$38,499
Balance at July 1, 2018	3,577	$1,788	$39,741	$41,523	$(5,122)	907	$(45,401)	$237	$32,766
Net income attributable to Merck & Co., Inc.	—	—	—	1,950	—	—	—	—	1,950
Other comprehensive loss, net of taxes	—	—	—	—	(29)	—	—	—	(29)
Cash dividends declared on common stock ($0.48 per share)	—	—	—	(1,284)	—	—	—	—	(1,284)
Treasury stock shares purchased	—	—	—	—	—	16	(996)	—	(996)
Share-based compensation plans and other	—	—	21	—	—	(5)	231	—	252
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	8	8
Distributions attributable to noncontrolling interests	—	—	—	—	—	—	—	(11)	(11)
Balance at September 30, 2018	3,577	$1,788	$39,762	$42,189	$(5,151)	918	$(46,166)	$234	$32,656

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

	Nine Months Ended September 30,
	Common Stock		Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non- Controlling Interests	Total
($ and shares in millions)	Shares	Par Value				Shares	Cost
Balance at January 1, 2017	3,577	$1,788	$39,939	$44,133	$(5,226)	828	$(40,546)	$220	$40,308
Net income attributable to Merck & Co., Inc.	—	—	—	3,440	—	—	—	—	3,440
Other comprehensive income, net of taxes	—	—	—	—	281	—	—	—	281
Cash dividends declared on common stock ($1.41 per share)	—	—	—	(3,872)	—	—	—	—	(3,872)
Treasury stock shares purchased	—	—	—	—	—	36	(2,312)	—	(2,312)
Share-based compensation plans and other	—	—	(116)	—	—	(13)	739	—	623
Acquisition of Vallée	—	—	—	—	—	—	—	25	25
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	16	16
Distributions attributable to noncontrolling interests	—	—	—	—	—	—	—	(10)	(10)
Balance at September 30, 2017	3,577	$1,788	$39,823	$43,701	$(4,945)	851	$(42,119)	$251	$38,499
Balance at January 1, 2018	3,577	$1,788	$39,902	$41,350	$(4,910)	880	$(43,794)	$233	$34,569
Adoption of new accounting standards (see Note 1)	—	—	—	322	(274)	—	—	—	48
Net income attributable to Merck & Co., Inc.	—	—	—	4,393	—	—	—	—	4,393
Other comprehensive income, net of taxes	—	—	—	—	33	—	—	—	33
Cash dividends declared on common stock ($1.44 per share)	—	—	—	(3,876)	—	—	—	—	(3,876)
Treasury stock shares purchased	—	—	—	—	—	53	(3,158)	—	(3,158)
Share-based compensation plans and other	—	—	(140)	—	—	(15)	786	—	646
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	22	22
Distributions attributable to noncontrolling interests	—	—	—	—	—	—	—	(21)	(21)
Balance at September 30, 2018	3,577	$1,788	$39,762	$42,189	$(5,151)	918	$(46,166)	$234	$32,656

11.	Share-Based Compensation Plans
The Company has share-based compensation plans under which the Company grants restricted stock units (RSUs) and performance share units (PSUs) to certain management level employees. In addition, employees and non-employee directors may be granted options to purchase shares of Company common stock at the fair market value at the time of grant.
The following table provides the amounts of share-based compensation cost recorded in the Condensed Consolidated Statement of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Pretax share-based compensation expense	$91	$76	$261	$232
Income tax benefit	(14)	(23)	(42)	(70)
Total share-based compensation expense, net of taxes	$77	$53	$219	$162
During the first nine months of 2018 and 2017, the Company granted 7 million RSUs with a weighted-average grant date fair value of $58.19 per RSU and 5 million RSUs with a weighted-average grant date fair value of $63.96 per RSU, respectively. During the first nine months of 2018 and 2017, the Company granted 855 thousand PSUs with a weighted-average grant date fair value of $56.70 per PSU and 1 million PSUs with a weighted-average grant date fair value of $63.62 per PSU, respectively.
During the first nine months of 2018 and 2017, the Company granted 3 million stock options with a weighted-average exercise price of $57.72 per option and 4 million stock options with a weighted-average exercise price of $63.96 per option, respectively. The weighted-average fair value of options granted for the first nine months of 2018 and 2017 was $8.19 and $7.04 per option, respectively, and was determined using the following assumptions:

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

	Nine Months Ended September 30,
	2018	2017
Expected dividend yield	3.4%	3.6%
Risk-free interest rate	2.8%	2.0%
Expected volatility	19.1%	17.8%
Expected life (years)	6.1	6.1
At September 30, 2018, there was $654 million of total pretax unrecognized compensation expense related to nonvested stock options, RSU and PSU awards which will be recognized over a weighted-average period of 2.1 years. For segment reporting, share-based compensation costs are unallocated expenses.

12.	Pension and Other Postretirement Benefit Plans
The Company has defined benefit pension plans covering eligible employees in the United States and in certain of its international subsidiaries. The net periodic benefit cost of such plans consisted of the following components:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
($ in millions)	U.S.	International	U.S.	International	U.S.	International	U.S.	International
Service cost	$77	$56	$80	$66	$245	$181	$234	$189
Interest cost	109	43	114	44	324	134	341	127
Expected return on plan assets	(209)	(106)	(210)	(101)	(634)	(326)	(646)	(292)
Amortization of unrecognized prior service credit	(12)	(3)	(13)	(3)	(37)	(10)	(40)	(8)
Net loss amortization	63	21	46	25	174	64	135	72
Termination benefits	1	—	3	1	18	—	11	2
Curtailments	3	—	4	(1)	7	(1)	8	(1)
Settlements	—	—	—	—	1	3	—	—
	$32	$11	$24	$31	$98	$45	$43	$89
The Company now anticipates contributing approximately $375 million to its U.S. pension plans in 2018, of which $325 million was contributed in the third quarter.
The Company provides medical benefits, principally to its eligible U.S. retirees and similar benefits to their dependents, through its other postretirement benefit plans. The net credit of such plans consisted of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Service cost	$15	$15	$43	$43
Interest cost	17	20	52	61
Expected return on plan assets	(21)	(20)	(63)	(59)
Amortization of unrecognized prior service credit	(21)	(24)	(63)	(74)
Net loss amortization	—	—	1	1
Termination benefits	—	—	2	1
Curtailments	(1)	(1)	(7)	(6)
	$(11)	$(10)	$(35)	$(33)
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The components of net periodic benefit cost (credit) other than the service cost component are included in Other (income) expense, net (see Note 13), with the exception of certain amounts for termination benefits, curtailments and settlements, which are recorded in Restructuring costs if the event giving rise to the termination benefits, curtailment or settlement is related to restructuring actions as noted above.

13.	Other (Income) Expense, Net
Other (income) expense, net, consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Interest income	$(92)	$(90)	$(257)	$(284)
Interest expense	190	189	569	564
Exchange losses (gains)	42	(6)	119	5
Equity income from affiliates	(81)	(18)	(93)	(11)
Net periodic defined benefit plan (credit) cost other than service cost	(119)	(121)	(384)	(381)
Other, net	(112)	(161)	(466)	(244)
	$(172)	$(207)	$(512)	$(351)
The increases in equity income from affiliates in the third quarter and first nine months of 2018 compared with the same periods of 2017 were driven primarily by higher equity income from certain research investment funds.
Other, net (as reflected in the table above) includes net gains on securities of $80 million and $202 million in the third quarter and first nine months of 2018, respectively, compared with $25 million and $74 million for the third quarter and first nine months of 2017, respectively. The increase in net gains on securities is attributable to the recognition of unrealized gains on equity securities pursuant to the prospective adoption of ASU 2016-01 on January 1, 2018 (see Note 1). Other, net in the first nine months of 2018 also includes a $115 million gain on the settlement of certain patent litigation (see Note 9). These gains were partially offset by lower income related to AstraZeneca’s option exercise in 2014.
Interest paid for the nine months ended September 30, 2018 and 2017 was $535 million and $505 million, respectively.

14.	Taxes on Income
The effective income tax rates of 26.5% and 125.5% for the third quarter of 2018 and 2017, respectively, and 27.6% and 25.5% for the first nine months of 2018 and 2017, respectively, reflect the impacts of acquisition and divestiture-related costs and restructuring costs, partially offset by the beneficial impact of foreign earnings. In addition, the effective income tax rates for the third quarter and first nine months of 2018 reflect the unfavorable impact of a $420 million aggregate pretax charge related to the termination of a collaboration agreement with Samsung for which no tax benefit was recognized. The effective income tax rate for the first nine months of 2018 also reflects the unfavorable impact of a $1.4 billion aggregate pretax charge recorded in connection with the formation of an oncology collaboration with Eisai for which no tax benefit was recognized. In addition, the effective income tax rates for the third quarter and first nine months of 2017 reflect the unfavorable impact of a $2.35 billion aggregate pretax charge recorded in connection with the formation of an oncology collaboration with AstraZeneca for which no tax benefit was recognized, partially offset by the favorable impact of a net tax benefit of $234 million related to the settlement of certain federal income tax issues (discussed below). The effective income tax rate for the first nine months of 2017 also reflects a benefit of $88 million related to the settlement of a state income tax issue.
In the third quarter of 2017, the Internal Revenue Service (IRS) concluded its examinations of Merck’s 2006-2011 U.S. federal income tax returns. As a result, the Company was required to make a payment of approximately $2.8 billion. The Company’s reserves for unrecognized tax benefits for the years under examination exceeded the adjustments relating to this examination period and therefore the Company recorded a net $234 million tax benefit in the third quarter of 2017. This net benefit reflects reductions in reserves for unrecognized tax benefits for tax positions relating to the years that were under examination, partially offset by additional reserves for tax positions not previously reserved for, as well as adjustments to reserves for unrecognized tax benefits relating to years which remain open to examination that are affected by this settlement.
On December 22, 2017, new U.S. tax legislation known as the Tax Cuts and Jobs Act of 2017 (TCJA) was enacted. Among other provisions, the TCJA reduced the U.S. federal corporate statutory tax rate from 35% to 21% effective January 1, 2018, requires companies to pay a one-time transition tax on undistributed earnings of certain foreign subsidiaries, and creates new taxes on certain foreign sourced earnings. The Company reflected the impact of the TCJA in its 2017 financial statements as described below. However, application of certain provisions of the TCJA was and remains subject to further interpretation and in

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

these instances the Company made a reasonable estimate of the effects of the TCJA. Changes to these amounts in the first nine months of 2018 were immaterial.
The one-time transition tax is based on the Company’s post-1986 undistributed earnings and profits (E&P). For a substantial portion of these undistributed E&P, the Company had not previously provided deferred taxes as these earnings were deemed by Merck to be retained indefinitely by subsidiary companies for reinvestment. The Company recorded a provisional amount for its one-time transition tax liability of $5.3 billion in 2017. Merck has not yet finalized its calculation of the total post-1986 undistributed E&P for these foreign subsidiaries. The transition tax is based in part on the amount of undistributed E&P held in cash and other specified assets; therefore, this amount may change when the Company finalizes its calculation of post-1986 undistributed foreign E&P and finalizes the amounts held in cash or other specified assets. This provisional amount was reduced by the reversal of $2.0 billion of deferred taxes that were previously recorded in connection with the merger of Schering-Plough Corporation in 2009 for certain undistributed foreign E&P. The Company anticipates that it will be able to utilize certain foreign tax credits to partially reduce the transition tax payment, resulting in a net transition tax payment of $5.1 billion.
The Company remeasured its deferred tax assets and liabilities at the new federal statutory tax rate of 21%, which resulted in a provisional deferred tax benefit of $779 million in 2017. The deferred tax benefit calculation remains subject to certain clarifications, particularly related to executive compensation and benefits.
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

15.	Earnings Per Share
The calculations of earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ and shares in millions except per share amounts)	2018	2017	2018	2017
Net income (loss) attributable to Merck & Co., Inc.	$1,950	$(56)	$4,393	$3,440
Average common shares outstanding	2,662	2,727	2,680	2,735
Common shares issuable (1)	16	—	14	19
Average common shares outstanding assuming dilution	2,678	2,727	2,694	2,754
Basic earnings (loss) per common share attributable to Merck & Co., Inc. common shareholders	$0.73	$(0.02)	$1.64	$1.26
Earnings (loss) per common share assuming dilution attributable to Merck & Co., Inc. common shareholders	$0.73	$(0.02)	$1.63	$1.25

(1)	Issuable primarily under share-based compensation plans.
For the three months ended September 30, 2018, 2 million, and for the first nine months of 2018 and 2017, 7 million and 4 million, respectively, of common shares issuable under share-based compensation plans were excluded from the computation of earnings per common share assuming dilution because the effect would have been antidilutive. The Company recorded a net loss for the three months ended September 30, 2017; therefore, no potential dilutive common shares were used in the computation of loss per common share assuming dilution because the effect would have been antidilutive.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

16.	Other Comprehensive Income (Loss)
Changes in AOCI by component are as follows:

	Three Months Ended September 30,
($ in millions)	Derivatives		Investments		Employee Benefit Plans		Cumulative Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance July 1, 2017, net of taxes	$(37)		$75		$(3,133)		$(1,999)	$(5,094)
Other comprehensive income (loss) before reclassification adjustments, pretax	(88)		170		2		23	107
Tax	31		(19)		(13)		44	43
Other comprehensive income (loss) before reclassification adjustments, net of taxes	(57)		151		(11)		67	150
Reclassification adjustments, pretax	(14)	(1)	(24)	(2)	31	(3)	—	(7)
Tax	5		8		(7)		—	6
Reclassification adjustments, net of taxes	(9)		(16)		24		—	(1)
Other comprehensive income (loss), net of taxes	(66)		135		13		67	149
Balance September 30, 2017, net of taxes	$(103)		$210		$(3,120)		$(1,932)	$(4,945)
Balance July 1, 2018, net of taxes	$65		$(164)		$(3,065)		$(1,958)	$(5,122)
Other comprehensive income (loss) before reclassification adjustments, pretax	29		8		—		(147)	(110)
Tax	(6)		—		—		11	5
Other comprehensive income (loss) before reclassification adjustments, net of taxes	23		8		—		(136)	(105)
Reclassification adjustments, pretax	5	(1)	32	(2)	47	(3)	—	84
Tax	(1)		—		(7)		—	(8)
Reclassification adjustments, net of taxes	4		32		40		—	76
Other comprehensive income (loss), net of taxes	27		40		40		(136)	(29)
Balance September 30, 2018, net of taxes	$92		$(124)		$(3,025)		$(2,094)	$(5,151)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

	Nine Months Ended September 30,
($ in millions)	Derivatives		Investments		Employee Benefit Plans		Cumulative Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2017, net of taxes	$338		$(3)		$(3,206)		$(2,355)	$(5,226)
Other comprehensive income (loss) before reclassification adjustments, pretax	(520)		283		27		261	51
Tax	182		(23)		(7)		162	314
Other comprehensive income (loss) before reclassification adjustments, net of taxes	(338)		260		20		423	365
Reclassification adjustments, pretax	(159)	(1)	(73)	(2)	86	(3)	—	(146)
Tax	56		26		(20)		—	62
Reclassification adjustments, net of taxes	(103)		(47)		66		—	(84)
Other comprehensive income (loss), net of taxes	(441)		213		86		423	281
Balance September 30, 2017, net of taxes	$(103)		$210		$(3,120)		$(1,932)	$(4,945)
Balance January 1, 2018, net of taxes	$(108)		$(61)		$(2,787)		$(1,954)	$(4,910)
Other comprehensive income (loss) before reclassification adjustments, pretax	113		(125)		(2)		(129)	(143)
Tax	(24)		1		4		(111)	(130)
Other comprehensive income (loss) before reclassification adjustments, net of taxes	89		(124)		2		(240)	(273)
Reclassification adjustments, pretax	169	(1)	68	(2)	128	(3)	—	365
Tax	(35)		—		(24)		—	(59)
Reclassification adjustments, net of taxes	134		68		104		—	306
Other comprehensive income (loss), net of taxes	223		(56)		106		(240)	33

Adoption of ASU 2018-02 (see Note 1)	(23)		1		(344)		100	(266)
Adoption of ASU 2016-01 (see Note 1)	—		(8)		—		—	(8)

Balance September 30, 2018, net of taxes	$92		$(124)		$(3,025)		$(2,094)	$(5,151)

(1)	Relates to foreign currency cash flow hedges that were reclassified from AOCI to Sales.

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
The Healthcare Services segment provides services and solutions that focus on engagement, health analytics and clinical services to improve the value of care delivered to patients.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Sales of the Company’s products were as follows:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2018			2017			2018			2017
($ in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total	U.S.	Int’l	Total	U.S.	Int’l	Total
Pharmaceutical:
Oncology
Keytruda	$1,109	$780	$1,889	$604	$442	$1,047	$2,906	$2,114	$5,020	$1,522	$990	$2,512
Emend	71	52	123	88	49	137	239	157	396	257	156	413
Temodar	—	46	46	—	68	68	3	156	159	4	194	198
Alliance revenue - Lynparza	33	15	49	—	5	5	88	37	125	—	5	5
Alliance revenue - Lenvima	30	13	43	—	—	—	49	29	78	—	—	—
Vaccines
Gardasil/Gardasil 9	740	308	1,048	484	191	675	1,422	894	2,317	1,195	481	1,675
ProQuad/M-M-R II/Varivax	429	96	525	419	100	519	1,097	246	1,343	1,058	215	1,273
Pneumovax 23	160	54	214	174	56	229	394	192	586	392	166	558
RotaTeq	134	57	191	127	52	179	384	156	540	377	148	525
Zostavax	(1)	56	54	139	94	234	16	147	163	356	191	547
Hospital Acute Care
Bridion	96	120	217	63	122	185	272	389	661	162	333	495
Noxafil	89	99	188	78	83	162	257	294	551	220	237	458
Invanz	74	62	137	93	66	159	252	185	437	268	177	445
Cubicin	55	40	95	41	50	91	150	137	287	148	141	290
Cancidas	2	77	79	6	88	94	10	247	257	17	310	327
Primaxin	1	71	72	5	68	73	6	206	212	7	199	206
Immunology
Simponi	—	210	210	—	219	219	—	673	673	—	602	602
Remicade	—	135	135	—	214	214	—	459	459	—	651	651
Neuroscience
Belsomra	23	43	66	27	30	56	76	115	191	72	78	150
Virology
Isentress/Isentress HD	123	151	275	143	167	310	383	477	860	422	474	896
Zepatier	18	86	104	228	241	468	8	339	347	683	680	1,363
Cardiovascular
Zetia	9	157	165	65	255	320	34	662	696	298	723	1,021
Vytorin	—	92	92	(6)	148	142	11	402	414	114	451	565
Atozet	—	84	84	—	59	59	—	258	258	—	171	171
Adempas	—	94	94	—	70	70	—	238	238	—	221	221
Diabetes
Januvia	498	429	927	598	414	1,012	1,466	1,291	2,756	1,646	1,153	2,799
Janumet	225	339	563	197	316	513	625	1,067	1,693	640	933	1,572
Women’s Health
NuvaRing	193	41	234	160	54	214	550	135	686	425	148	573
Implanon/Nexplanon	133	53	186	110	45	155	375	160	535	367	137	503
Diversified Brands
Singulair	5	156	161	16	145	161	16	505	521	28	522	550
Cozaar/Hyzaar	4	99	103	9	119	128	18	330	348	15	345	360
Nasonex	7	64	71	(23)	65	42	8	266	274	16	250	266
Arcoxia	—	83	83	—	80	80	—	249	249	—	272	272
Follistim AQ	26	34	60	30	41	72	83	115	198	104	128	232
Fosamax	2	42	45	4	48	53	3	155	159	7	173	180
Dulera	44	6	50	52	7	59	128	21	149	191	19	210
Other pharmaceutical (1)	317	666	980	266	688	952	877	2,150	3,023	876	2,140	3,017
Total Pharmaceutical segment sales	4,649	5,010	9,658	4,197	4,959	9,156	12,206	15,653	27,859	11,887	14,214	26,101
Animal Health:
Livestock	153	508	660	137	518	655	383	1,563	1,946	359	1,457	1,816
Companion Animals	153	207	361	153	192	345	541	689	1,230	483	595	1,078
Total Animal Health segment sales	306	715	1,021	290	710	1,000	924	2,252	3,176	842	2,052	2,894
Other segment sales (2)	55	—	55	100	—	100	194	1	195	294	—	294
Total segment sales	5,010	5,725	10,734	4,587	5,669	10,256	13,324	17,906	31,230	13,023	16,266	29,289
Other (3)	20	39	60	7	63	69	101	(35)	66	73	327	400
	$5,030	$5,764	$10,794	$4,594	$5,732	$10,325	$13,425	$17,871	$31,296	$13,096	$16,593	$29,689
U.S. plus international may not equal total due to rounding.

(1)	Other pharmaceutical primarily reflects sales of other human health pharmaceutical products, including products within the franchises not listed separately.

(2)	Represents the non-reportable segments of Healthcare Services and Alliances.

(3)
Other is primarily comprised of miscellaneous corporate revenues, including revenue hedging activities, as well as third-party manufacturing sales. Other in the first nine months of 2018 and 2017 also includes $81 million and $60 million, respectively, related to the sale of the marketing rights to certain products.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Consolidated revenues by geographic area where derived are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
United States	$5,030	$4,594	$13,425	$13,096
Europe, Middle East and Africa	2,884	2,941	9,218	8,374
Asia Pacific	1,178	1,112	3,766	3,164
Japan	761	775	2,353	2,320
Latin America	622	585	1,748	1,654
Other	319	318	786	1,081
	$10,794	$10,325	$31,296	$29,689
A reconciliation of segment profits to Income before taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Segment profits:
Pharmaceutical segment	$6,479	$5,906	$18,109	$16,657
Animal Health segment	409	389	1,273	1,202
Other segments	5	93	94	234
Total segment profits	6,893	6,388	19,476	18,093
Other profits (losses)	55	(78)	(35)	107
Unallocated:
Interest income	92	90	257	284
Interest expense	(190)	(189)	(569)	(564)
Equity income from affiliates	85	23	101	16
Depreciation and amortization	(324)	(334)	(1,006)	(1,036)
Research and development	(1,855)	(4,208)	(6,878)	(7,399)
Amortization of purchase accounting adjustments	(679)	(765)	(2,144)	(2,322)
Restructuring costs	(171)	(153)	(494)	(470)
Aggregate charge related to termination of collaboration agreement with Samsung	(420)	—	(420)	—
Other unallocated, net	(821)	(574)	(2,191)	(2,067)
	$2,665	$200	$6,097	$4,642
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
Dividend Increase and Share Repurchase Program
In October 2018, Merck announced that its Board of Directors approved a 15% increase to the Company’s quarterly dividend, raising it to $0.55 per share from $0.48 per share of the Company’s outstanding common stock. The Board also authorized an additional $10 billion of treasury stock purchases with no time limit for completion. The Company has entered into a $5 billion accelerated share repurchase program under its expanded authorization (see “Liquidity and Capital Resources” below).
Business Developments
In June 2018, Merck acquired Viralytics Limited (Viralytics), an Australian publicly traded company focused on oncolytic immunotherapy treatments for a range of cancers, for AUD 502 million ($378 million). The transaction provided Merck with full rights to Cavatak (V937, formerly CVA21), Viralytics’s investigational oncolytic immunotherapy. Cavatak is based on Viralytics’s proprietary formulation of an oncolytic virus (Coxsackievirus Type A21) that has been shown to preferentially infect and kill cancer cells. Cavatak is currently being evaluated in multiple Phase 1 and Phase 2 clinical trials, both as an intratumoral and intravenous agent, including in combination with Keytruda (pembrolizumab), Merck’s anti-PD-1 (programmed death receptor-1) therapy. Under a previous agreement between Merck and Viralytics, a study is investigating the use of the Keytruda and Cavatak combination in melanoma, prostate, lung and bladder cancers.
In March 2018, Merck and Eisai Co., Ltd. (Eisai) announced a strategic collaboration for the worldwide co-development and co-commercialization of Lenvima (lenvatinib mesylate), an orally available tyrosine kinase inhibitor discovered by Eisai. Under the agreement, Merck and Eisai will develop and commercialize Lenvima jointly, both as monotherapy and in combination with Keytruda. Eisai records Lenvima product sales globally and Merck and Eisai share gross profits equally. Merck records its share of Lenvima product sales, net of cost of sales and commercialization costs, as alliance revenue. Expenses incurred during co-development, including for studies evaluating Lenvima as monotherapy, are shared equally by the two companies. Under the agreement, Merck made upfront payments to Eisai of $750 million and will make payments of up to $650 million for certain option rights through 2021 ($325 million in January 2019 or earlier in certain circumstances, $200 million in January 2020 and $125 million in January 2021). The Company recorded an aggregate charge of $1.4 billion in Research and development expenses in the first nine months of 2018 related to the upfront payments and future option payments. In addition, the agreement provides for Eisai to receive up to $385 million associated with the achievement of certain clinical and regulatory milestones and up to $3.97 billion for the achievement of milestones associated with sales of Lenvima. Lenvima has since been approved for the treatment of patients with unresectable hepatocellular carcinoma in the United States, Europe, China and Japan.
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
In several international markets, government-mandated pricing actions have reduced prices of generic and patented drugs. In addition, other austerity measures negatively affected the Company’s revenue performance in the first nine months of 2018. The Company anticipates these pricing actions and other austerity measures will continue to negatively affect revenue performance for the remainder of 2018.
Cyber-attack
On June 27, 2017, the Company experienced a network cyber-attack that led to a disruption of its worldwide operations, including manufacturing, research and sales operations. Due to a residual backlog of orders for certain products as a result of the cyber-attack, the Company was unable to fulfill orders for certain products in certain markets, which had an unfavorable effect on sales for the first nine months of 2018 of approximately $150 million, including an immaterial impact to sales in the third quarter of 2018. The Company expects an immaterial impact to sales for the remainder of 2018. Sales in the third quarter and first nine months of 2017 were unfavorably affected by $135 million due to the cyber-attack. In addition, the Company recorded manufacturing-related expenses, primarily unfavorable manufacturing variances, in Materials and production costs, as well as expenses related to remediation efforts in Marketing and administrative expenses and Research and development expenses, which aggregated approximately $175 million for the third quarter and first nine months of 2017. Costs in the first nine months of 2018 were immaterial.

The Company has insurance coverage insuring against costs resulting from cyber-attacks and has received insurance proceeds. However, there may be disputes with the insurers about the availability of the insurance coverage for claims related to this incident.
Operating Results
Sales
Worldwide sales were $10.8 billion for the third quarter of 2018, an increase of 5% compared with the third quarter of 2017 including a 1% unfavorable effect from foreign exchange. Global sales were $31.3 billion for the first nine months of 2018, an increase of 5% compared with the same period of 2017. Sales growth in both periods was driven primarily by higher sales in the oncology franchise reflecting strong growth of Keytruda, as well as alliance revenue related to Lynparza (olaparib) and Lenvima. Also contributing to revenue growth were higher sales in the hospital acute care franchise, largely attributable to Bridion (sugammadex) Injection and Noxafil (posaconazole). The sales increases in the third quarter and first nine months of 2018 also reflect higher sales of human papillomavirus (HPV) vaccine Gardasil (Human Papillomavirus Quadrivalent [Types 6, 11, 16 and 18] Vaccine, Recombinant)/Gardasil 9 (Human Papillomavirus 9-valent Vaccine, Recombinant), which were attributable in part to a reduction of Gardasil 9 sales due to a borrowing the Company made from the U.S. Centers for Disease Control and Prevention (CDC) Pediatric Vaccine Stockpile in the third quarter of 2017 as discussed below. Higher sales of animal health products also drove revenue growth in the third quarter and first nine months of 2018. Additionally, a lower impact from the June 2017 cyber-attack as discussed above also contributed to the sales increase in the third quarter and first months of 2018.
Revenue growth in the third quarter and first nine months of 2018 was partially offset by declines in the virology franchise driven primarily by lower sales of hepatitis C virus (HCV) treatment Zepatier (elbasvir and grazoprevir), as well as lower sales of shingles (herpes zoster) vaccine Zostavax (Zoster Vaccine Live). The ongoing effects of generic and biosimilar competition for cardiovascular products Zetia (ezetimibe), Vytorin (ezetimibe and simvastatin), and immunology product Remicade (infliximab), as well as lower sales of products within the diversified brands franchise also partially offset revenue growth in the quarter and year-to-date period. The diversified brands franchise includes certain products that are approaching the expiration of their marketing exclusivity or that are no longer protected by patents in developed markets.

Sales of the Company’s products were as follows:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2018			2017			2018			2017
($ in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total	U.S.	Int’l	Total	U.S.	Int’l	Total
Pharmaceutical:
Oncology
Keytruda	$1,109	$780	$1,889	$604	$442	$1,047	$2,906	$2,114	$5,020	$1,522	$990	$2,512
Emend	71	52	123	88	49	137	239	157	396	257	156	413
Temodar	—	46	46	—	68	68	3	156	159	4	194	198
Alliance revenue - Lynparza	33	15	49	—	5	5	88	37	125	—	5	5
Alliance revenue - Lenvima	30	13	43	—	—	—	49	29	78	—	—	—
Vaccines
Gardasil/Gardasil 9	740	308	1,048	484	191	675	1,422	894	2,317	1,195	481	1,675
ProQuad/M-M-R II/Varivax	429	96	525	419	100	519	1,097	246	1,343	1,058	215	1,273
Pneumovax 23	160	54	214	174	56	229	394	192	586	392	166	558
RotaTeq	134	57	191	127	52	179	384	156	540	377	148	525
Zostavax	(1)	56	54	139	94	234	16	147	163	356	191	547
Hospital Acute Care
Bridion	96	120	217	63	122	185	272	389	661	162	333	495
Noxafil	89	99	188	78	83	162	257	294	551	220	237	458
Invanz	74	62	137	93	66	159	252	185	437	268	177	445
Cubicin	55	40	95	41	50	91	150	137	287	148	141	290
Cancidas	2	77	79	6	88	94	10	247	257	17	310	327
Primaxin	1	71	72	5	68	73	6	206	212	7	199	206
Immunology
Simponi	—	210	210	—	219	219	—	673	673	—	602	602
Remicade	—	135	135	—	214	214	—	459	459	—	651	651
Neuroscience
Belsomra	23	43	66	27	30	56	76	115	191	72	78	150
Virology
Isentress/Isentress HD	123	151	275	143	167	310	383	477	860	422	474	896
Zepatier	18	86	104	228	241	468	8	339	347	683	680	1,363
Cardiovascular
Zetia	9	157	165	65	255	320	34	662	696	298	723	1,021
Vytorin	—	92	92	(6)	148	142	11	402	414	114	451	565
Atozet	—	84	84	—	59	59	—	258	258	—	171	171
Adempas	—	94	94	—	70	70	—	238	238	—	221	221
Diabetes
Januvia	498	429	927	598	414	1,012	1,466	1,291	2,756	1,646	1,153	2,799
Janumet	225	339	563	197	316	513	625	1,067	1,693	640	933	1,572
Women’s Health
NuvaRing	193	41	234	160	54	214	550	135	686	425	148	573
Implanon/Nexplanon	133	53	186	110	45	155	375	160	535	367	137	503
Diversified Brands
Singulair	5	156	161	16	145	161	16	505	521	28	522	550
Cozaar/Hyzaar	4	99	103	9	119	128	18	330	348	15	345	360
Nasonex	7	64	71	(23)	65	42	8	266	274	16	250	266
Arcoxia	—	83	83	—	80	80	—	249	249	—	272	272
Follistim AQ	26	34	60	30	41	72	83	115	198	104	128	232
Fosamax	2	42	45	4	48	53	3	155	159	7	173	180
Dulera	44	6	50	52	7	59	128	21	149	191	19	210
Other pharmaceutical (1)	317	666	980	266	688	952	877	2,150	3,023	876	2,140	3,017
Total Pharmaceutical segment sales	4,649	5,010	9,658	4,197	4,959	9,156	12,206	15,653	27,859	11,887	14,214	26,101
Animal Health:
Livestock	153	508	660	137	518	655	383	1,563	1,946	359	1,457	1,816
Companion Animals	153	207	361	153	192	345	541	689	1,230	483	595	1,078
Total Animal Health segment sales	306	715	1,021	290	710	1,000	924	2,252	3,176	842	2,052	2,894
Other segment sales (2)	55	—	55	100	—	100	194	1	195	294	—	294
Total segment sales	5,010	5,725	10,734	4,587	5,669	10,256	13,324	17,906	31,230	13,023	16,266	29,289
Other (3)	20	39	60	7	63	69	101	(35)	66	73	327	400
	$5,030	$5,764	$10,794	$4,594	$5,732	$10,325	$13,425	$17,871	$31,296	$13,096	$16,593	$29,689
U.S. plus international may not equal total due to rounding.

(1)	Other pharmaceutical primarily reflects sales of other human health pharmaceutical products, including products within the franchises not listed separately.

(2)	Represents the non-reportable segments of Healthcare Services and Alliances.

(3)
Other is primarily comprised of miscellaneous corporate revenues, including revenue hedging activities, as well as third-party manufacturing sales. Other in the first nine months of 2018 and 2017 also includes $81 million and $60 million, respectively, related to the sale of the marketing rights to certain products.

Product sales are recorded net of the provision for discounts, including chargebacks, which are customer discounts that occur when a contracted customer purchases through an intermediary wholesale purchaser, and rebates that are owed based upon definitive contractual agreements or legal requirements with private sector and public sector (Medicaid and Medicare Part D) benefit providers, after the final dispensing of the product by a pharmacy to a benefit plan participant. These discounts, in the aggregate, reduced U.S. sales by $2.6 billion and $2.9 billion for the three months ended September 30, 2018 and 2017, respectively, and by $7.7 billion and $8.2 billion for the nine months ended September 30, 2018 and 2017, respectively. Inventory levels at key U.S. wholesalers for each of the Company’s major pharmaceutical products are generally less than one month.
Pharmaceutical Segment
Oncology
Keytruda, an anti-PD-1 therapy, is approved in the United States and in the European Union (EU) as monotherapy for the treatment of certain patients with non-small-cell lung cancer (NSCLC), melanoma, classical Hodgkin lymphoma (cHL), head and neck squamous cell carcinoma (HNSCC) and urothelial carcinoma, a type of bladder cancer, and in combination with pemetrexed and carboplatin for certain patients with nonsquamous NSCLC. Keytruda is also approved in the United States as monotherapy for the treatment of certain patients with gastric or gastroesophageal junction adenocarcinoma and microsatellite instability-high or mismatch repair deficient cancer. In addition, the U.S. Food and Drug Administration (FDA) recently approved Keytruda for the treatment of certain patients with cervical cancer, primary mediastinal large B-cell lymphoma (PMBCL), a type of non-Hodgkin lymphoma, and in combination with carboplatin and either paclitaxel or nab-paclitaxel for patients with squamous NSCLC (see below). Keytruda is approved in Japan for the treatment of certain patients with melanoma, NSCLC, cHL, and urothelial carcinoma. Additionally, in July 2018, Keytruda was approved in China for the treatment of adult patients with unresectable or metastatic melanoma following failure of one prior line of therapy. Keytruda is also approved in many other international markets. The Keytruda clinical development program includes studies across a broad range of cancer types (see “Research and Development” below).
In August 2018, the FDA approved an expanded label for Keytruda in combination with pemetrexed and platinum chemotherapy for the first-line treatment of patients with metastatic nonsquamous NSCLC, with no EGFR or ALK genomic tumor aberrations, based on results of the KEYNOTE-189 trial. Keytruda in combination with pemetrexed and carboplatin was first approved in 2017 under the FDA’s accelerated approval process for the first-line treatment of patients with metastatic nonsquamous NSCLC, based on tumor response rates and PFS data from a Phase 2 study (KEYNOTE-021, Cohort G1). In accordance with the accelerated approval process, continued approval was contingent upon verification and description of clinical benefit, which has now been demonstrated in KEYNOTE-189 and has resulted in the FDA converting the accelerated approval to full (regular) approval. Also, in September 2018, the EU approved Keytruda in combination with pemetrexed and platinum chemotherapy for the first-line treatment of metastatic nonsquamous NSCLC in adults whose tumors have no EGFR or ALK positive mutations. This is the first approval in Europe for an anti-PD-1 therapy in combination with chemotherapy.
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
Additionally, in September 2018, the EC approved Keytruda as monotherapy for the treatment of recurrent or metastatic HNSCC in adults whose tumors express PD-L1 with a tumor proportion score (TPS) of ≥50%, and who progressed on or after platinum-containing chemotherapy, based on data from the Phase 3 KEYNOTE-040 trial.
In October 2018, the FDA approved Keytruda, in combination with carboplatin and either paclitaxel or nab-paclitaxel, for the first-line treatment of patients with metastatic squamous NSCLC based on results from the KEYNOTE-407 trial. This approval marks the first time an anti-PD-1 regimen has been approved for the first-line treatment of squamous NSCLC regardless of tumor PD-L1 expression status. Keytruda is the first anti-PD-1 approved in the first-line setting as both combination and monotherapy in certain patients with metastatic NSCLC.
Global sales of Keytruda were $1.9 billion in the third quarter of 2018 compared with $1.0 billion in the third quarter of 2017 and were $5.0 billion in the first nine months of 2018 compared with $2.5 billion for the same period of 2017. Sales growth in both periods was driven by volume growth in all markets as the Company continues to launch Keytruda with multiple new indications globally. Sales in the United States continue to build across the multiple approved indications, in particular for the treatment of NSCLC reflecting both the continued adoption of Keytruda in the first-line setting as monotherapy for patients with metastatic NSCLC whose tumors have high PD-L1 expression, as well as the uptake of Keytruda in combination with pemetrexed and carboplatin, a commonly used chemotherapy regimen, for the first-line treatment of metastatic nonsquamous NSCLC with or without PD-L1 expression. Other indications, including HNSCC, bladder, and microsatellite instability-high cancer, also contributed to Keytruda sales growth in the third quarter and first nine months of 2018. Sales growth in international markets reflects continued uptake for the treatment of NSCLC, as the Company has secured reimbursement in most major markets, along with growth in the melanoma, HNSCC, and bladder cancer indications.
Lynparza, an oral poly (ADP-ribose) polymerase (PARP) inhibitor being developed as part of a collaboration with AstraZeneca PLC (AstraZeneca) (see Note 4 to the condensed consolidated financial statements), is currently approved for certain types of ovarian and breast cancer. Merck recorded alliance revenue of $49 million and $125 million in the third quarter and first nine months of 2018, respectively, related to Lynparza. In January 2018, the FDA approved Lynparza for use in patients with BRCA-mutated, human epidermal growth factor receptor 2 (HER2)-negative metastatic breast cancer who have been previously treated with chemotherapy, triggering a $70 million milestone payment from Merck to AstraZeneca. Lynparza was also approved in Japan in July 2018 for use in patients with unresectable or recurrent BRCA-mutated, HER2-negative breast cancer who have received prior chemotherapy. Lynparza was approved for use as a maintenance therapy in patients with platinum-sensitive relapsed ovarian cancer, regardless of BRCA mutation status in the EU in May 2018 and in Japan in January 2018.
Lenvima, an orally available tyrosine kinase inhibitor being developed as part of a collaboration with Eisai (see Note 4 to the condensed consolidated financial statements), is currently approved for certain types of thyroid cancer, hepatocellular carcinoma, and in combination for certain patients with renal cell cancer. Merck recorded alliance revenue of $43 million and $78 million in the third quarter and first nine months of 2018, respectively, related to Lenvima. Lenvima was approved for the treatment of certain patients with unresectable hepatocellular carcinoma in Japan in March 2018, in the United States and EU in August 2018, and in China in September 2018, triggering capitalized milestone payments of $25 million, $125 million, $50 million, and $25 million, respectively, to Eisai.
Vaccines
Worldwide sales of Gardasil/Gardasil 9, vaccines to help prevent certain cancers and diseases caused by certain types of HPV, were $1.0 billion in the third quarter of 2018, an increase of 55% compared with the third quarter of 2017 including a 1% unfavorable effect from foreign exchange. The increase was driven primarily by higher sales in the United States attributable to a borrowing from the CDC Pediatric Vaccine Stockpile in the third quarter of 2017 as discussed below. The increase in sales of Gardasil/Gardasil 9 during the third quarter of 2018 was also driven by higher demand in most international markets, particularly in China due to the ongoing launch and in Europe. Global sales of Gardasil/Gardasil 9 were $2.3 billion in the first nine months of 2018, an increase of 38% compared with the same period of 2017 including a 2% favorable effect from foreign exchange. The increase was driven in part by the 2017 CDC stockpile borrowing, as well as by higher demand in the Asia Pacific region, particularly in China, and in Europe. In April 2018, China’s Food and Drug Administration approved Gardasil 9 for use in girls and women ages 16 to 26. In October 2018, the FDA approved an expanded age indication for use in women and men ages 27 to 45 for the prevention of certain cancers and diseases caused by the nine HPV types covered by the vaccine.
During the third quarter of 2017, the Company made a request to borrow doses of Gardasil 9 from the CDC Pediatric Vaccine Stockpile, which the CDC granted. The Company’s decision to borrow the doses from the CDC was driven in part by the temporary shutdown resulting from the cyber-attack that occurred in June 2017, as well as by overall higher demand than expected. As a result of the borrowing, the Company reversed the sales related to the borrowed doses, which reduced revenues by approximately $240 million in the third quarter of 2017, and recognized a corresponding liability. The Company subsequently replenished a portion of the borrowed doses in the fourth quarter of 2017. The net effect of the borrowing and subsequent partial replenishment was a reduction in sales of $125 million for the full year of 2017. The Company anticipates it will replenish the remaining borrowed doses in the fourth quarter of 2018.
Global sales of ProQuad (Measles, Mumps, Rubella and Varicella Virus Vaccine Live), a pediatric combination vaccine to help protect against measles, mumps, rubella and varicella, were $186 million in the third quarter of 2018, an increase of 10% compared with $169 million in the third quarter of 2017. Worldwide sales of ProQuad were $455 million in the first nine months of 2018, an increase of 13% compared with $402 million in the first nine months of 2017. Foreign exchange unfavorably affected global sales performance by 1% in the third quarter of 2018. Sales growth in both periods was driven primarily by higher volumes and pricing in the United States and volume growth in certain European markets.
Worldwide sales of M‑M‑R II (Measles, Mumps and Rubella Virus Vaccine Live), a vaccine to help protect against measles, mumps and rubella, were $121 million for the third quarter of 2018, a decline of 2% compared with $124 million for the third quarter of 2017. Global sales of M‑M‑R II were $310 million in the first nine months of 2018, an increase of 2% compared with $303 million in the first nine months of 2017. Foreign exchange favorably affected global sales performance by 1% in the third quarter of 2018.
Global sales of Varivax (Varicella Virus Vaccine Live), a vaccine to help prevent chickenpox (varicella), were $217 million for the third quarter of 2018, a decline of 4% compared with $226 million for the third quarter of 2017. The sales decrease primarily reflects volume declines in Turkey due to the loss of a government tender, partially offset by volume growth in Latin America. Worldwide sales of Varivax were $578 million in the first nine months of 2018, an increase of 2% compared with $568 million in the first nine months of 2017. Foreign exchange favorably affected global sales performance by 1% in the first nine months of 2018. Sales growth in the year-to-date period was largely attributable to volume growth in most international markets, along with higher pricing in the United States, partially offset by volume declines in Turkey due to the loss of a government tender.
Global sales of Pneumovax 23 (pneumococcal vaccine polyvalent), a vaccine to help prevent pneumococcal disease, were $214 million in the third quarter of 2018, a decline of 7% compared with the third quarter of 2017, driven primarily by lower sales in the United States reflecting lower demand, partially offset by higher pricing. Worldwide sales of Pneumovax 23 were $586 million in the first nine months of 2018, an increase of 5% compared with the same period of 2017, driven primarily by volume growth in Europe. Sales in the United States were relatively flat in the first nine months of 2018 as higher pricing offset lower volumes. Foreign exchange unfavorably affected global sales performance by 1% in the third quarter of 2018 and favorably affected global sales performance by 1% in the first nine months of 2018.
Worldwide sales of RotaTeq (Rotavirus Vaccine, Live Oral, Pentavalent), a vaccine to help protect against rotavirus gastroenteritis in infants and children, were $191 million in the third quarter of 2018, an increase of 7% compared with the third quarter of 2017 including a 1% unfavorable effect from foreign exchange. Sales growth was driven primarily by the launch in China and higher volumes and pricing in the United States. Global sales of RotaTeq were $540 million in the first nine months of 2018, up 3% compared with the same period of 2017 including a 1% favorable effect from foreign exchange. Sales growth was driven primarily by the launch in China and higher pricing in the United States.
Worldwide sales of Zostavax, a vaccine to help prevent shingles (herpes zoster) in adults 50 years of age and older, were $54 million in the third quarter of 2018 and $163 million in the first nine months of 2018, declines of 77% and 70%, respectively, compared with the same periods of 2017. Foreign exchange favorably affected global sales performance by 1% in the first nine months of 2018. The sales declines were driven by lower volumes in most markets, particularly in the United States. Lower demand in the United States reflects the approval of a competitor’s vaccine that received a preferential recommendation from the CDC’s Advisory Committee on Immunization Practices in October 2017 for the prevention of shingles over Zostavax. The Company anticipates competition will continue to have a material adverse effect on sales of Zostavax in future periods.
Hospital Acute Care
Worldwide sales of Bridion, for the reversal of two types of neuromuscular blocking agents used during surgery, were $217 million in the third quarter of 2018, an increase of 17% compared with the third quarter of 2017 including a 3% unfavorable effect from foreign exchange. Global sales of Bridion were $661 million in the first nine months of 2018, an increase of 33% compared with the same period of 2017 including a 2% favorable effect from foreign exchange. Sales growth in both periods primarily reflects volume growth in the United States and certain European markets.
Worldwide sales of Noxafil, for the prevention of invasive fungal infections, were $188 million in the third quarter of 2018, an increase of 16% compared with the third quarter of 2017 including a 2% unfavorable effect from foreign exchange. Global sales of Noxafil were $551 million in the first nine months of 2018, an increase of 21% compared with the same period of 2017 including a 3% favorable effect from foreign exchange. Sales growth in both periods primarily reflects higher demand in the United States, as well as volume growth in certain European markets and in China.
Global sales of Invanz (ertapenem sodium), for the treatment of certain infections, were $137 million in the third quarter of 2018, a decline of 14% compared with the third quarter of 2017 including a 2% unfavorable effect from foreign exchange. Worldwide sales of Invanz were $437 million for the first nine months of 2018, a decrease of 2% compared with the same period of 2017. The sales declines were driven primarily by lower volumes in the United States. The patent that provided U.S. market exclusivity for Invanz expired in November 2017 and the Company is experiencing a decline in U.S. Invanz sales as a result of generic competition and expects the decline to continue.
Global sales of Cancidas (caspofungin acetate), an anti-fungal product sold primarily outside of the United States, were $79 million in the third quarter of 2018 and $257 million in the first nine months of 2018, declines of 16% and 22%, respectively, compared with the same periods of 2017. Foreign exchange unfavorably affected global sales performance by 2% in the third quarter of 2018 and favorably affected global sales performance by 3% in the first nine months of 2018. The sales declines were driven by generic competition in certain European markets. The EU compound patent for Cancidas expired in April 2017. Accordingly, the Company is experiencing a significant decline in Cancidas sales in these European markets and expects the decline to continue.
In September 2018, Merck announced that the pivotal Phase 3 clinical study evaluating the Company’s antibiotic Zerbaxa (ceftolozane and tazobactam) at an investigational dose for the treatment of adult patients with either ventilated hospital-acquired bacterial pneumonia or ventilator-associated bacterial pneumonia met the pre-specified primary endpoints, demonstrating non-inferiority to meropenem, the active comparator, in day 28 all-cause mortality and in clinical cure rate at the test-of-cure visit. Based on these results, Merck plans to submit supplemental new drug applications to the FDA and European Medicines Agency (EMA) seeking regulatory approval of Zerbaxa for these potential new indications. Zerbaxa is currently approved in the United States for the treatment of adult patients with complicated urinary tract infections caused by certain Gram-negative microorganisms and in combination with metronidazole for the treatment of complicated intra-abdominal infections caused by certain Gram-negative and Gram-positive microorganisms.
Immunology
Sales of Simponi (golimumab), a once-monthly subcutaneous treatment for certain inflammatory diseases (marketed by the Company in Europe, Russia and Turkey), were $210 million in the third quarter of 2018, a decline of 4% compared with the third quarter of 2017 including a 1% unfavorable effect from foreign exchange. The sales decline reflects lower pricing, partially offset by higher volumes in Europe. Sales of Simponi were $673 million in the first nine months of 2018, growth of 12% compared with the same period of 2017 including a 7% favorable effect from foreign exchange. Sales growth was driven by volume growth in Europe.
Sales of Remicade, a treatment for inflammatory diseases (marketed by the Company in Europe, Russia and Turkey), were $135 million in the third quarter of 2018 and $459 million in the first nine months of 2018, declines of 37% and 29%, respectively, compared with the same periods of 2017. Foreign exchange unfavorably affected global sales performance by 2% in the third quarter of 2018 and favorably affected global sales performance by 4% in the first nine months of 2018. The Company lost market exclusivity for Remicade in major European markets in 2015 and no longer has market exclusivity in any of its marketing territories. The Company is experiencing pricing and volume declines in these markets as a result of biosimilar competition and expects the declines to continue.
Virology
Global sales of Isentress/Isentress HD (raltegravir), an HIV integrase inhibitor for use in combination with other antiretroviral agents for the treatment of HIV-1 infection, were $275 million in the third quarter of 2018, a decline of 11% compared with the third quarter of 2017 including a 2% unfavorable effect from foreign exchange. Worldwide sales of Isentress/Isentress HD were $860 million in the first nine months of 2018, a decline of 4% compared with the same period of 2017 including a 1% favorable effect from foreign exchange. The sales declines were driven primarily by lower demand in the United States and competitive pricing pressure and lower volumes in Europe.
In August 2018, the FDA approved two new HIV-1 medicines: Delstrigo, a once-daily fixed-dose combination tablet of doravirine, lamivudine and tenofovir disoproxil fumarate; and Pifeltro (doravirine), a new non-nucleoside reverse transcriptase inhibitor to be administered in combination with other antiretroviral medicines. Both Delstrigo and Pifeltro are indicated for the treatment of HIV-1 infection in adult patients with no prior antiretroviral treatment experience. In September 2018, the Committee for Medicinal Products for Human Use (CHMP) of the EMA adopted a positive opinion recommending granting of marketing authorization for Delstrigo and Pifeltro. These two recommendations will now be reviewed by the European Commission (EC) for marketing authorization in the EU.
Global sales of Zepatier, a treatment for adult patients with certain types of chronic HCV infection, were $104 million in the third quarter of 2018 and $347 million in the first nine months of 2018, declines of 78% and 75%, respectively, compared with the same periods of 2017. Foreign exchange unfavorably affected global sales performance by 1% in the third quarter of 2018 and favorably affected global sales performance by 1% in the first nine months of 2018. The sales declines were driven primarily by the unfavorable effects of increasing competition and declining patient volumes, particularly in the United States, Europe and Japan. The Company anticipates that sales of Zepatier in the future will continue to be materially adversely affected by competition and lower patient volumes.
Cardiovascular
Combined global sales of Zetia (marketed in most countries outside the United States as Ezetrol), Vytorin (marketed outside the United States as Inegy), as well as Atozet (ezetimibe and atorvastatin) and Rosuzet (ezetimibe and rosuvastatin) (both marketed in certain countries outside of the United States), medicines for lowering LDL cholesterol, were $353 million in the third quarter of 2018, a decline of 34% compared with the third quarter of 2017 including a 1% unfavorable effect from foreign exchange. The sales decline in the third quarter was driven primarily by lower sales in Europe, as well as in the United States. The Company lost market exclusivity in major European markets for Ezetrol in April 2018 and has also lost market exclusivity in certain European markets for Inegy (see Note 9 to the condensed consolidated financial statements). Accordingly, the Company is experiencing sales declines in these markets as a result of generic competition and expects the declines to continue. In addition, Zetia and Vytorin lost market exclusivity in the United States in December 2016 and April 2017, respectively. Accordingly, the Company experienced a rapid and substantial decline in U.S. Zetia and Vytorin sales as a result of generic competition and has lost nearly all U.S. sales of these products. Combined global sales of the ezetimibe family were $1.4 billion in the first nine months of 2018, a decline of 21% compared with the same period of 2017 including a 4% favorable effect from foreign exchange. The sales decline primarily reflects lower volumes and pricing of Zetia and Vytorin in the United States, as well as in certain European markets as a result of generic competition. These declines were partially offset by higher sales in Japan due in part to the launch of Atozet.

Pursuant to a collaboration with Bayer AG (Bayer) (see Note 4 to the condensed consolidated financial statements), Merck has lead commercial rights for Adempas (riociguat), a cardiovascular drug for the treatment of pulmonary arterial hypertension, in countries outside the Americas while Bayer has lead rights in the Americas, including the United States. The companies share profits equally under the collaboration. In 2016, Merck began promoting and distributing Adempas in Europe. Transition from Bayer in other Merck territories, including Japan, continued in 2017. Revenue from Adempas includes sales in Merck’s marketing territories, as well as Merck’s share of profits from the sale of Adempas in Bayer’s marketing territories. Merck recorded sales related to Adempas of $94 million in the third quarter of 2018, an increase of 35% compared with the third quarter of 2017. Sales growth in the third quarter reflects higher sales in Merck’s marketing territories and higher profit sharing from Bayer. Merck recorded sales related to Adempas of $238 million in the first nine months of 2018, growth of 7% compared with the same period of 2017 including a 3% favorable effect from foreign exchange. Sales growth in the first nine months of 2018 reflects higher sales in Merck’s marketing territories, partially offset by lower profit sharing from Bayer, due in part to lower pricing in the United States.
Diabetes
Worldwide combined sales of Januvia (sitagliptin) and Janumet (sitagliptin/metformin HCl), medicines that help lower blood sugar levels in adults with type 2 diabetes, were $1.5 billion in the third quarter of 2018, a decline of 2% compared with the third quarter of 2017 including a 1% unfavorable effect from foreign exchange. Global combined sales of Januvia and Janumet were $4.4 billion in the first nine months of 2018, essentially flat compared with the same period of 2017 excluding a 2% favorable effect from foreign exchange. Sales performance in both periods reflects continued pricing pressure, particularly in the United States, partially offset by higher demand globally. The Company expects pricing pressure to continue.
Women’s Health
Worldwide sales of NuvaRing (etonogestrel/ethinyl estradiol vaginal ring), a vaginal contraceptive product, were $234 million in the third quarter of 2018 and $686 million in the first nine months of 2018, increases of 9% and 20%, respectively, compared with the same periods of 2017. Foreign exchange unfavorably affected global sales performance by 1% in the third quarter of 2018 and favorably affected global sales performance by 1% in first nine months of 2018. Sales growth in both periods was driven primarily by higher pricing in the United States. The patent that provided U.S. market exclusivity for NuvaRing expired in April 2018 and the Company anticipates a significant decline in U.S. NuvaRing sales in future periods as a result of generic competition.
Animal Health Segment
Animal Health includes pharmaceutical and vaccine products for the prevention, treatment and control of disease in all major farm and companion animal species. The Animal Health segment met the criteria for separate reporting and became a reportable segment in the first quarter of 2018. Animal Health sales are affected by competition and the frequent introduction of generic products. Global sales of Animal Health products totaled $1.0 billion for the third quarter of 2018, an increase of 2% compared with the third quarter of 2017 including a 4% unfavorable effect from foreign exchange. Worldwide sales of Animal Health products totaled $3.2 billion for the first nine months of 2018, an increase of 10% compared with the same period of 2017 including a 2% favorable effect from foreign exchange. Sales growth in both periods was driven by higher sales of companion animal products, primarily the Bravecto (fluralaner) line of products that kill fleas and ticks in dogs and cats for up to 12 weeks, due in part to the timing of customer purchases and a delayed flea and tick season, as well as higher sales of livestock products, including ruminant and poultry products.
Costs, Expenses and Other
Materials and Production
Materials and production costs were $3.6 billion for the third quarter of 2018, an increase of 9% compared with the third quarter of 2017 and were $10.2 billion for the first nine months of 2018, an increase of 8% compared with the same period of 2017. Costs in the third quarter and first nine months of 2018 include a $420 million aggregate charge related to the termination of a collaboration agreement with Samsung Bioepis Co., Ltd. (Samsung) (see Note 3 to the condensed consolidated financial statements). Additionally, costs in the third quarter of 2018 and 2017 include $679 million and $765 million, respectively, and for the first nine months of 2018 and 2017 include $2.1 billion and $2.3 billion, respectively, of expenses for the amortization of intangible assets recorded in connection with business acquisitions. Also, in the first nine months of 2018, the Company recorded $135 million of cumulative amortization expense for amounts capitalized in connection with the recognition of liabilities for potential future milestone payments related to collaborations (see Note 4 to the condensed consolidated financial statements). In addition, costs in the first nine months of 2017 include $123 million of intangible asset impairment charges, including $47 million related to a marketed product (see Note 8 to the condensed consolidated financial statements) and $76 million related to a licensing agreement. The Company may recognize additional non-cash impairment charges in the future related to intangible assets that were measured at fair value and capitalized in connection with business acquisitions and such charges could be material. Also included in materials and production costs are expenses associated with restructuring activities which amounted to $2 million and

$25 million in the third quarter of 2018 and 2017, respectively, and $11 million and $121 million for the first nine months of 2018 and 2017, respectively, including accelerated depreciation and asset write-offs related to the planned sale or closure of manufacturing facilities. Separation costs associated with manufacturing-related headcount reductions have been incurred and are reflected in Restructuring costs as discussed below.
Gross margin was 66.5% in the third quarter of 2018 compared with 68.0% in the third quarter of 2017 and was 67.3% for the first nine months of 2018 compared with 68.1% in the first nine months of 2017. The declines in gross margin primarily reflect an aggregate charge recorded in conjunction with the termination of a collaboration agreement with Samsung as noted above. The gross margin decline in the year-to-date period also reflects cumulative amortization expense for potential future milestone payments related to collaborations also as noted above. The gross margin declines were partially offset by the favorable effects of foreign exchange and the amortization of unfavorable manufacturing variances recorded in the third quarter of 2017, resulting in part from the June 2017 cyber-attack. The gross margin declines in both periods were also partially offset by lower net impacts from the amortization of intangible assets related to business acquisitions, intangible asset impairment charges and restructuring costs as noted above, which unfavorably affected gross margin by 6.3 percentage points in the third quarter of 2018 compared with 7.7 percentage points in the third quarter of 2017 and by 6.9 percentage points in the first nine months of 2018 compared with 8.7 percentage points in the first nine months of 2017.
Marketing and Administrative
Marketing and administrative (M&A) expenses were $2.4 billion in the third quarter of 2018, a decline of 1% compared with the third quarter of 2017, reflecting lower selling and promotional costs and the favorable effects of foreign exchange, partially offset by higher administrative costs. M&A expenses were $7.5 billion for the first nine months of 2018, up slightly compared with the same period of 2017. The increase primarily reflects higher administrative costs and the unfavorable effects of foreign exchange, offset by lower promotional and selling expenses.
Research and Development
Research and development (R&D) expenses were $2.1 billion for the third quarter of 2018, a decline of 53% compared with the third quarter of 2017. The decline primarily reflects an aggregate charge recorded in third quarter of 2017 related to the formation of an oncology collaboration with AstraZeneca and lower in-process research and development (IPR&D) impairment charges, partially offset by increased clinical development spending, in particular for oncology, higher licensing costs and investment in discovery and early drug development. R&D expenses were $7.5 billion for the first nine months of 2018, a decline of 6% compared with the same period of 2017. The decline primarily reflects an aggregate charge recorded in the first nine months of 2017 related to the formation of an oncology collaboration with AstraZeneca and lower IPR&D impairment charges, partially offset by an aggregate charge in the first nine months of 2018 related to the formation of an oncology collaboration with Eisai, a charge for the acquisition of Viralytics, as well as higher clinical development spending and investment in discovery and early drug development.
R&D expenses are comprised of the costs directly incurred by Merck Research Laboratories (MRL), the Company’s research and development division that focuses on human health-related activities, which were $1.3 billion and $1.1 billion in the third quarter of 2018 and 2017, respectively, and were $3.7 billion and $3.4 billion for the first nine months of 2018 and 2017, respectively. Also included in R&D expenses are costs incurred by other divisions in support of R&D activities, including depreciation, production and general and administrative, as well as licensing activity, and certain costs from operating segments, including the Pharmaceutical and Animal Health segments, which in the aggregate were approximately $775 million and $670 million for the third quarter of 2018 and 2017, respectively, and were $2.1 billion and $2.0 billion for the first nine months of 2018 and 2017, respectively. Additionally, R&D expenses in the first nine months of 2018 include a $1.4 billion aggregate charge related to the formation of an oncology collaboration with Eisai (see Note 4 to the condensed consolidated financial statements), as well as a $344 million charge for the acquisition of Viralytics (see Note 3 to the condensed consolidated financial statements). R&D expenses in the third quarter and first nine months of 2017 include a $2.35 billion aggregate charge related to the formation of an oncology collaboration with AstraZeneca (see Note 4 to the condensed consolidated financial statements). R&D expenses also include IPR&D impairment charges of $245 million and $253 million for the third quarter and first nine months of 2017, respectively (see Note 8 to the condensed consolidated financial statements). The Company may recognize additional non-cash impairment charges in the future related to the cancellation or delay of other pipeline programs that were measured at fair value and capitalized in connection with business acquisitions and such charges could be material.
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

Restructuring costs, primarily representing separation and other related costs associated with these restructuring activities, were $171 million and $153 million for the third quarter of 2018 and 2017, respectively, and were $494 million and $470 million for the first nine months of 2018 and 2017, respectively. Separation costs incurred were associated with actual headcount reductions, as well as estimated expenses under existing severance programs for headcount reductions that were probable and could be reasonably estimated. Merck eliminated approximately 525 positions and 205 positions in the third quarter of 2018 and 2017, respectively, and 1,870 positions and 1,225 positions in the first nine months of 2018 and 2017, respectively, related to these restructuring activities. Also included in restructuring costs are asset abandonment, shut-down and other related costs, as well as employee-related costs such as curtailment, settlement and termination charges associated with pension and other postretirement benefit plans and share-based compensation plan costs. For segment reporting, restructuring costs are unallocated expenses.
Additional costs associated with the Company’s restructuring activities are included in Materials and production, Marketing and administrative and Research and development. The Company recorded aggregate pretax costs of $169 million and $180 million in the third quarter of 2018 and 2017, respectively, and $508 million and $605 million for the first nine months of 2018 and 2017, respectively, related to restructuring program activities (see Note 5 to the condensed consolidated financial statements). While the Company has substantially completed the actions under the programs, approximately $50 million of additional pretax costs are expected to be incurred in the fourth quarter of 2018 relating to anticipated employee separations and remaining asset-related costs.
Other (Income) Expense, Net
Other (income) expense, net was $172 million of income in the third quarter of 2018 compared with $207 million of income in the third quarter of 2017 and was $512 million of income for the first nine months of 2018 compared with $351 million of income for the first nine months of 2017. For details on the components of Other (income) expense, net, see Note 13 to the condensed consolidated financial statements.

Segment Profits
	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Pharmaceutical segment profits	$6,479	$5,906	$18,109	$16,657
Animal Health segment profits	409	389	1,273	1,202
Other non-reportable segment profits	5	93	94	234
Other	(4,228)	(6,188)	(13,379)	(13,451)
Income before taxes	$2,665	$200	$6,097	$4,642
Pharmaceutical segment profits are comprised of segment sales less standard costs, as well as marketing and administrative expenses and research and development costs directly incurred by the segment. Animal Health segment profits are comprised of segment sales, less all materials and production costs, as well as marketing and administrative expenses and research and development costs directly incurred by the segment. For internal management reporting presented to the chief operating decision maker, Merck does not allocate the remaining materials and production costs not included in segment profits as described above, research and development expenses incurred in Merck Research Laboratories, the Company’s research and development division that focuses on human health-related activities, or general and administrative expenses, nor the cost of financing these activities. Separate divisions maintain responsibility for monitoring and managing these costs, including depreciation related to fixed assets utilized by these divisions and, therefore, they are not included in segment profits. Also excluded from the determination of segment profits are acquisition and divestiture-related costs, including the amortization of purchase accounting adjustments, intangible asset impairment charges and changes in the estimated fair value measurement of liabilities for contingent consideration, restructuring costs, and a portion of equity income. Additionally, segment profits do not reflect other expenses from corporate and manufacturing cost centers and other miscellaneous income or expense. These unallocated items are reflected in “Other” in the above table. Also included in “Other” are miscellaneous corporate profits (losses), as well as operating profits (losses) related to third-party manufacturing sales. In the first quarter of 2018, the Company adopted a new accounting standard related to the classification of certain defined benefit plan costs, which resulted in a change to the measurement of segment profits (see Note 17 to the condensed consolidated financial statements). Prior period amounts have been recast to conform to the new presentation.
Pharmaceutical segment profits grew 10% in the third quarter of 2018 and 9% in the first nine months of 2018 compared with the corresponding prior year periods driven primarily by higher sales and lower selling and promotional costs. Animal Health segment profits grew 5% in the third quarter of 2018 and 6% in the first nine months of 2018 compared to the corresponding prior year periods driven primarily by higher sales, partially offset by increased selling and promotional costs.

Taxes on Income
The effective income tax rates of 26.5% and 125.5% for the third quarter of 2018 and 2017, respectively, and 27.6% and 25.5% for the first nine months of 2018 and 2017, respectively, reflect the impacts of acquisition and divestiture-related costs and restructuring costs, partially offset by the beneficial impact of foreign earnings. In addition, the effective income tax rates for the third quarter and first nine months of 2018 reflect the unfavorable impact of a $420 million aggregate pretax charge related to the termination of a collaboration agreement with Samsung for which no tax benefit was recognized. The effective income tax rate for the first nine months of 2018 also reflects the unfavorable impact of a $1.4 billion aggregate pretax charge recorded in connection with the formation of an oncology collaboration with Eisai for which no tax benefit was recognized. In addition, the effective income tax rates for the third quarter and first nine months of 2017 reflect the unfavorable impact of a $2.35 billion aggregate pretax charge recorded in connection with the formation of an oncology collaboration with AstraZeneca for which no tax benefit was recognized, partially offset by the favorable impact of a net tax benefit of $234 million related to the settlement of certain federal income tax issues (discussed below). The effective income tax rate for the first nine months of 2017 also reflects a benefit of $88 million related to the settlement of a state income tax issue.
In the third quarter of 2017, the Internal Revenue Service (IRS) concluded its examinations of Merck’s 2006-2011 U.S. federal income tax returns. As a result, the Company was required to make a payment of approximately $2.8 billion. The Company’s reserves for unrecognized tax benefits for the years under examination exceeded the adjustments relating to this examination period and therefore the Company recorded a net $234 million tax benefit in the third quarter of 2017. This net benefit reflects reductions in reserves for unrecognized tax benefits for tax positions relating to the years that were under examination, partially offset by additional reserves for tax positions not previously reserved for, as well as adjustments to reserves for unrecognized tax benefits relating to years which remain open to examination that are affected by this settlement.
Net Income (Loss) and Earnings (Loss) per Common Share
Net income (loss) attributable to Merck & Co., Inc. was $2.0 billion for the third quarter of 2018 compared with $(56) million for the third quarter of 2017 and was $4.4 billion for the first nine months of 2018 compared with $3.4 billion for the first nine months of 2017. Earnings (loss) per common share assuming dilution attributable to Merck & Co., Inc. common shareholders (EPS) for the third quarter of 2018 were $0.73 compared with $(0.02) in the third quarter of 2017 and were $1.63 for the first nine months of 2018 compared with $1.25 for the first nine months of 2017.
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

A reconciliation between GAAP financial measures and non-GAAP financial measures is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions except per share amounts)	2018	2017	2018	2017
Income before taxes as reported under GAAP	$2,665	$200	$6,097	$4,642
Increase (decrease) for excluded items:
Acquisition and divestiture-related costs	677	1,032	2,265	2,797
Restructuring costs	169	180	508	605
Other items:
Aggregate charge related to the termination of a collaboration with Samsung	420	—	420	—
Aggregate charge related to the formation of a collaboration with Eisai	—	—	1,400	—
Charge for the acquisition of Viralytics	—	—	344	—
Aggregate charge related to the formation of a collaboration with AstraZeneca	—	2,350	—	2,350
Other	—	—	(54)	(9)
Non-GAAP income before taxes	3,931	3,762	10,980	10,385
Taxes on income as reported under GAAP	707	251	1,682	1,186
Estimated tax benefit on excluded items (1)	38	218	400	593
Net tax benefit related to the settlement of certain federal income tax issues	—	234	—	234
Tax benefit related to the settlement of state income tax issue	—	—	—	88
Non-GAAP taxes on income	745	703	2,082	2,101
Non-GAAP net income	3,186	3,059	8,898	8,284
Less: Net income attributable to noncontrolling interests	8	5	22	16
Non-GAAP net income attributable to Merck & Co., Inc.	$3,178	$3,054	$8,876	$8,268
EPS assuming dilution as reported under GAAP	$0.73	$(0.02)	$1.63	$1.25
EPS difference (2)	0.46	1.13	1.66	1.75
Non-GAAP EPS assuming dilution	$1.19	$1.11	$3.29	$3.00

(1)	The estimated tax impact on the excluded items is determined by applying the statutory rate of the originating territory of the non-GAAP adjustments.

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
Certain Other Items
Non-GAAP income and non-GAAP EPS exclude certain other items. These items are adjusted for after evaluating them on an individual basis, considering their quantitative and qualitative aspects, and typically consist of items that are unusual in nature, significant to the results of a particular period or not indicative of future operating results. Excluded from non-GAAP income and non-GAAP EPS in 2018 is an aggregate charge related to the termination of a collaboration agreement with Samsung for insulin glargine (see Note 3 to the condensed consolidated financial statements), a charge for the acquisition of Viralytics (see Note 3 to the condensed consolidated financial statements) and an aggregate charge related to the formation of a collaboration with Eisai (see Note 4 to the condensed consolidated financial statements). Excluded from non-GAAP income and non-GAAP EPS in 2017 is an aggregate charge related to the formation of a collaboration with AstraZeneca (see Note 4 to the condensed consolidated financial statements), as well as a net tax benefit related to the settlement of certain federal income tax issues and a tax benefit related to the settlement of a state income tax issue (see Note 14 to the condensed consolidated financial statements).
Research and Development Update
Keytruda is an FDA-approved anti-PD-1 therapy in clinical development for expanded indications in different cancer types.
In October 2018, the FDA approved Keytruda in combination with carboplatin-paclitaxel or nab-paclitaxel as a first-line treatment for metastatic squamous NSCLC, regardless of PD-L1 expression. This approval was based on data from the Phase 3 KEYNOTE-407 trial, which were presented at the American Society of Clinical Oncology (ASCO) 2018 Annual Meeting. Keytruda is under review for this indication in the EU.
In September 2018, the FDA accepted and granted Priority Review for a supplemental Biologics License Application (sBLA) seeking approval for Keytruda as monotherapy for first-line treatment of locally advanced or metastatic nonsquamous or squamous NSCLC in patients whose tumors express PD-L1 (TPS ≥1%) without EGFR or ALK genomic tumor aberrations. The application is based on data from the pivotal Phase 3 KEYNOTE-042 trial. Data from the trial were presented at the ASCO 2018 Annual Meeting. The FDA set a Prescription Drug User Fee Act (PDUFA) date of January 11, 2019.
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
Also, in September 2018, the FDA accepted and granted Priority Review for an sBLA seeking accelerated approval for Keytruda for the treatment of adult and pediatric patients with recurrent locally advanced or metastatic Merkel cell carcinoma, a rare form of skin cancer. This sBLA is based on data from the Phase 2 KEYNOTE-017 trial including overall response rate and duration of response; these data were presented at the ASCO 2018 Annual Meeting. The FDA set a PDUFA date of December 28, 2018.
In June 2018, the FDA accepted for standard review an sBLA for Keytruda as adjuvant therapy in the treatment of patients with resected, high-risk stage III melanoma and granted a PDUFA date of February 16, 2019. This sBLA is based on a significant benefit in recurrence-free survival demonstrated by Keytruda in the pivotal Phase 3 EORTC1325/KEYNOTE-054 trial, which was conducted in collaboration with the European Organisation for Research and Treatment of Cancer (EORTC). These data were presented at the American Association of Cancer Research 2018 Annual Meeting and published in The New England Journal of Medicine. In October 2018, the CHMP of the EMA adopted a positive opinion recommending approval of Keytruda as adjuvant therapy in the treatment of patients with melanoma with lymph node involvement who have undergone complete surgical resection based on data from the EORTC1325/KEYNOTE-054 trial. The CHMP’s recommendation will now be reviewed by the EC for marketing authorization in EU. A final decision is expected in the fourth quarter of 2018.
In addition, Keytruda has received Breakthrough Therapy designation from the FDA in combination with axitnib as a first-line treatment for patients with advanced or metastatic renal cell carcinoma; and for the treatment of high-risk early-stage triple-negative breast cancer in combination with neoadjuvant chemotherapy. Also, the FDA granted Breakthrough Therapy designation for Keytruda in combination with Lenvima for the potential treatment of patients with advanced and/or metastatic renal cell carcinoma and for the potential treatment of certain patients with advanced and/or metastatic non-microsatellite instability high/proficient mismatch repair endometrial carcinoma. The Lenvima and Keytruda combination therapy is being jointly developed by Merck and Eisai. The FDA’s Breakthrough Therapy designation is intended to expedite the development and review of a candidate that is planned for use, alone or in combination, to treat a serious or life-threatening disease or condition when preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints.
In October 2018, Merck announced the first presentation of interim data from the pivotal Phase 3 KEYNOTE-048 trial investigating Keytruda, as both monotherapy and in combination with chemotherapy, for the first-line treatment of recurrent or metastatic HNSCC. These interim results were presented at the ESMO 2018 Congress. Interim data from KEYNOTE-048 showed Keytruda monotherapy improved overall survival (OS), a primary endpoint of the study, by 39% in patients whose tumors expressed PD-L1 with Combined Positive Score (CPS) ≥20, and by 22% in patients with CPS≥1, compared to the EXTREME regimen (cetuximab with carboplatin or cisplatin plus 5-fluorouracil (5-FU), the current standard of care. In addition, Keytruda in combination with chemotherapy (carboplatin or cisplatin plus 5-FU) (Keytruda combination) demonstrated improved OS compared to the EXTREME regimen by 23%, regardless of PD-L1 expression. At the final analysis, superiority for OS will be evaluated for Keytruda monotherapy in the total population and Keytruda combination in patients whose tumors express PD-L1 at CPS≥20 and CPS≥1; at this interim analysis, based upon the prespecified testing algorithm, non-inferiority for Keytruda monotherapy in the total population was demonstrated and statistical significance was not achieved for the Keytruda combination in the subset of patients whose tumors expressed PD-L1 at CPS ≥20 or ≥1. Additionally, at this time point there was no difference in progression-

free survival (PFS), a dual primary endpoint of the study, in any of the groups studied. Merck plans to file an sBLA with the FDA for a first-line indication based on KEYNOTE-048 data and will include data from the Phase 3 KEYNOTE-040 trial as supportive data. Based on these results, Merck has withdrawn the sBLA for KEYNOTE-040 for Keytruda as a second-line treatment in patients with recurrent or metastatic HNSCC. The results from KEYNOTE-048 will also be submitted to regulatory authorities worldwide.
In October 2018, Merck announced that the pivotal Phase 3 KEYNOTE-426 trial investigating Keytruda in combination with Inlyta (axitinib), Pfizer’s tyrosine kinase inhibitor, met both primary endpoints of OS and PFS in the first-line treatment of advanced or metastatic renal cell carcinoma (RCC), the most common type of kidney cancer. Based on the first interim analysis by the independent Data Monitoring Committee, the Keytruda plus Inlyta combination resulted in statistically significant and clinically meaningful improvements in OS and PFS, compared to sunitinib monotherapy. These results will be presented at an upcoming medical meeting and submitted to regulatory authorities worldwide.
In October 2018, Merck announced the first presentation of results from an interim analysis of KEYNOTE-057, a Phase 2 trial evaluating Keytruda for previously treated patients with high-risk non-muscle invasive bladder cancer. An interim analysis of the study’s primary endpoint showed a complete response rate of nearly 40% at three months with Keytruda in patients whose disease was unresponsive to Bacillus Calmette-Guérin therapy, the current standard of care for this disease, and who were ineligible for or who refused to undergo radical cystectomy. These results, as well as other study findings, were presented at the ESMO 2018 Congress.
The Keytruda clinical development program consists of more than 850 clinical trials, including more than 500 trials that combine Keytruda with other cancer treatments. These studies encompass more than 30 cancer types including: bladder, colorectal, esophageal, gastric, HNSCC, hepatocellular, Hodgkin lymphoma, non-Hodgkin lymphoma, melanoma, mesothelioma, nasopharyngeal, NSCLC, ovarian, PMBCL, prostate, renal, small-cell lung cancer and triple-negative breast, many of which are currently in Phase 3 clinical development. Further trials are being planned for other cancers.
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
In October 2018, Merck and AstraZeneca announced results from the Phase 3 SOLO-1 trial testing Lynparza as a maintenance treatment for patients with newly-diagnosed advanced BRCA-mutated ovarian cancer who were in complete or partial response following first-line standard platinum-based chemotherapy. Results of the trial confirm the statistically-significant and clinically-meaningful improvement in PFS for Lynparza as compared to placebo, reducing the risk of disease progression or death by 70%. The data were presented at the ESMO 2018 Congress and published simultaneously online in The New England Journal of Medicine.
As noted above, in March 2018, Merck and Eisai announced a strategic collaboration for the worldwide co-development and co-commercialization of Lenvima (see Note 4 to the condensed consolidated financial statements). Under the agreement, Merck and Eisai will develop and commercialize Lenvima jointly, both as monotherapy and in combination with Keytruda. Per the agreement, the companies will jointly initiate clinical studies evaluating the Lenvima/Keytruda combination to support 11 potential indications in six types of cancer (endometrial cancer, NSCLC, hepatocellular carcinoma, head and neck cancer, bladder cancer and melanoma), as well as a basket trial targeting multiple cancer types.
In September 2018, the CHMP of the EMA adopted a positive opinion recommending granting of marketing authorization for MK-1439A, Delstrigo, a once-daily fixed-dose combination tablet of doravirine, lamivudine and tenofovir disoproxil fumarate; and MK-1439, Pifeltro (doravirine), a new non-nucleoside reverse transcriptase inhibitor to be administered in combination with other antiretroviral medicines. These two recommendations will now be reviewed by the EC for marketing authorization in the EU. Delstrigo and Pifeltro were approved by the FDA in August 2018.
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
In June 2018, Merck began the first Phase 3 study of V114, its investigational polyvalent conjugate vaccine for the prevention of pneumococcal disease, which will evaluate the safety, tolerability and immunogenicity of V114 followed by Pneumococcal Vaccine Polyvalent one year later in healthy adult subjects 50 years of age or older. Two additional Phase 3 studies started in July 2018. One will evaluate the safety, tolerability and immunogenicity of V114 followed by Pneumococcal Vaccine Polyvalent administered eight weeks later in adults infected with HIV, and the other will evaluate the safety, tolerability, and immunogenicity of V114 in adults ages 18 to 49 at increased risk for pneumococcal disease. In September 2018, two additional adult Phase 3 studies started. One will evaluate the safety, tolerability, and immunogenicity of V114 when administered concomitantly with influenza vaccine in healthy adults 50 years of age or older, and the other will evaluate the safety, tolerability, and immunogenicity of V114 in recipients of allogeneic hematopoietic stem cell transplant. In October 2018, Merck began the first Phase 3 study of V114 in healthy infants to evaluate the safety and tolerability of V114 and Prevnar 13.
V920 is an investigational rVSV-ZEBOV (Ebola) vaccine candidate being studied in large scale Phase 2/3 clinical trials. In November 2014, Merck and NewLink Genetics announced an exclusive licensing and collaboration agreement for the investigational Ebola vaccine. In December 2015, Merck announced that the application for Emergency Use Assessment and Listing (EUAL) for V920 was accepted for review by the World Health Organization (WHO). According to the WHO, the EUAL process is designed to expedite the availability of vaccines needed for public health emergencies such as another outbreak of Ebola. The WHO decision to grant V920 EUAL status will be based on data regarding quality, safety, and efficacy/effectiveness; as well as a risk/benefit analysis for emergency use. While EUAL designation allows for emergency use, the vaccine remains investigational and has not yet been licensed for commercial distribution. In July 2016, Merck announced that the FDA granted V920 Breakthrough Therapy designation, and that the EMA granted the vaccine candidate PRIME (PRIority MEdicines) status. The Company intends to file the V920 Ebola vaccine with the FDA and EMA in 2019.
The chart below reflects the Company’s research pipeline as of November 1, 2018. Candidates shown in Phase 3 include specific products and the date such candidate entered into Phase 3 development. Candidates shown in Phase 2 include the most advanced compound with a specific mechanism or, if listed compounds have the same mechanism, they are each currently intended for commercialization in a given therapeutic area. Small molecules and biologics are given MK-number designations and vaccine candidates are given V-number designations. Except as otherwise noted, candidates in Phase 1, additional indications in the same therapeutic area (other than with respect to oncology) and additional claims, line extensions or formulations for in-line products are not shown.

Phase 2	Phase 3 (Phase 3 entry date)	Under Review
Cancer
MK-3475 Keytruda
Advanced Solid Tumors
Cutaneous Squamous Cell Carcinoma
Ovarian
Prostate
MK-7902 Lenvima(1)
Biliary Tract
Non-Small-Cell Lung
V937 Cavatak
Melanoma
MK-7690(2)
Colorectal
Cytomegalovirus
V160
Diabetes Mellitus
MK-8521(3)
HIV-1 Infection
MK-8591
Pediatric Neurofibromatosis Type 1
MK-5618 (selumetinib)(1)(4)
Schizophrenia
MK-8189
Respiratory Syncytial Virus
MK-1654

Bacterial Infection
MK-7655A (relebactam+imipenem/cilastatin)
 (October 2015)
Cancer
MK-3475 Keytruda
Breast (October 2015)
Colorectal (November 2015)
Esophageal (December 2015)
Gastric (May 2015) (EU)
Hepatocellular (May 2016) (EU)
Mesothelioma (May 2018)
Nasopharyngeal (April 2016)
Renal (October 2016)
Small-Cell Lung (May 2017)
MK-7339 Lynparza(1)
Pancreatic (December 2014)
Prostate (April 2017)
MK-7902 Lenvima(1)
Endometrial (June 2018)(2)
Cough
MK-7264 (gefapixant) (March 2018)
Ebola Vaccine
V920 (March 2015)
Heart Failure
MK-1242 (vericiguat) (September 2016)(1)
Herpes Zoster
V212 (inactivated VZV vaccine)
(December 2010)(3)
Pneumoconjugate Vaccine
V114 (June 2018)

New Molecular Entities/Vaccines
HIV-1 Infection
MK-1439 (doravirine) (EU)
MK-1439A (doravirine/lamivudine/tenofovir disoproxil fumarate) (EU)
Pediatric Hexavalent Combination Vaccine
V419 (U.S.)(1)(5)

Certain Supplemental Filings
Cancer
MK-3475 Keytruda
• First-Line Metastatic Squamous Non-Small-Cell Lung
Cancer KEYNOTE-407 (EU)
• First-Line Metastatic Nonsquamous or Squamous Non-
Small-Cell Lung Cancer KEYNOTE-042 (U.S.) (EU)
• Second-Line Hepatocellular Carcinoma
KEYNOTE-224 (U.S.)
• First-Line Merkel Cell Carcinoma KEYNOTE-017 (U.S.)
• Adjuvant Therapy in Advanced Melanoma
KEYNOTE-054 (U.S.) (EU)

MK-7339 Lynparza(1)
• Second-Line Metastatic Breast Cancer (EU)

Footnotes:
(1)  Being developed in a collaboration.
(2)  Being developed in combination with Keytruda.
(3)  Development is currently on hold.
(4)  This is a registrational study.
(5)  V419 is an investigational pediatric hexavalent combination vaccine, DTaP5-IPV-Hib-HepB, that is being developed and, if approved, will be commercialized through a partnership of Merck and Sanofi. In November 2015, the FDA issued a CRL with respect to V419. Merck and Sanofi provided a response to the CRL, which was deemed complete and acceptable for review.

Liquidity and Capital Resources

($ in millions)	September 30, 2018	December 31, 2017
Cash and investments	$17,891	$20,623
Working capital	8,250	6,152
Total debt to total liabilities and equity	27.7%	27.8%
Cash provided by operating activities was $7.3 billion in the first nine months of 2018 compared with $2.4 billion in the first nine months of 2017. Cash provided by operating activities in the first nine months of 2018 reflects $750 million of upfront payments made by the Company related to the formation of a collaboration with Eisai (see Note 4 to the condensed consolidated financial statements). Cash provided by operating activities in the first nine months of 2017 reflects a $2.8 billion payment related to the settlement of certain federal income tax issues (see Note 14 to the condensed consolidated financial statements), a $1.6 billion upfront payment made by the Company related to the formation of a collaboration with AstraZeneca (see Note 4 to the condensed consolidated financial statements), and a $625 million payment made by the Company related to the previously disclosed settlement of worldwide Keytruda patent litigation. Cash provided by operating activities continues to be the Company’s primary source of funds to finance operating needs, capital expenditures, treasury stock purchases and dividends paid to shareholders.
Cash provided by investing activities was $2.1 billion in the first nine months of 2018 compared with $2.7 billion in the first nine months of 2017. The decline in cash provided by investing activities was driven primarily by lower proceeds from the sales of securities and other investments and higher capital expenditures, as well as a $350 million milestone payment in 2018 related to a collaboration with Bayer (see Note 4 to the condensed consolidated financial statements), partially offset by lower purchases of securities and other investments.
Cash used in financing activities was $7.6 billion in the first nine months of 2018 compared with $4.2 billion in the first nine months of 2017. The higher use of cash in financing activities was driven primarily by higher payments on debt, higher purchases of treasury stock and payment of contingent consideration related to a prior year business acquisition, partially offset by higher short-term borrowings.
Capital expenditures totaled $1.7 billion and $1.2 billion for the first nine months of 2018 and 2017, respectively. In October 2018, the Company announced it now plans to invest approximately $16 billion on new capital projects, up $4 billion from its prior five-year plan of $12 billion announced in February 2018. The focus of this investment will be to increase manufacturing capacity across Merck’s key businesses.
Dividends paid to stockholders were $3.9 billion for both the first nine months of 2018 and 2017. In May 2018, the Board of Directors declared a quarterly dividend of $0.48 per share on the Company’s common stock for the third quarter that was paid in July 2018. In July 2018, the Board of Directors declared a quarterly dividend of $0.48 per share on the Company’s common stock for the fourth quarter that was paid in October 2018. In October 2018, Merck announced that its Board of Directors approved a 15% increase to the Company’s quarterly dividend, raising it to $0.55 per share from $0.48 per share on the Company’s outstanding common stock. Payment will be made in January 2019.
In November 2017, Merck’s Board of Directors authorized purchases of up to $10 billion of Merck’s common stock for its treasury. The treasury stock purchase has no time limit and will be made over time in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions. During the first nine months of 2018, the Company purchased $3.2 billion (53 million shares) for its treasury under this and a previously authorized share repurchase program. As of September 30, 2018, the Company’s remaining share repurchase authorization was $7.9 billion. In October 2018, Merck’s Board of Directors authorized an additional $10 billion of treasury stock purchases with no time limit for completion. The Company entered into a $5 billion accelerated share repurchase (ASR) program under its expanded authorization as discussed below.
On October 25, 2018, the Company entered into an ASR agreement with Goldman Sachs & Co. and JP Morgan Chase (Dealers). Under the ASR, Merck agreed to purchase $5 billion of Merck’s common stock, in total, with an initial delivery of 56.7 million shares of Merck’s common stock, based on current market price, made by the Dealers to Merck, and payment of $5 billion made by Merck to the Dealers on October 29, 2018, which was funded with existing cash and investments, as well as short-term borrowings. The payment to the Dealers will be recorded as a reduction to shareholders’ equity, consisting of a $4 billion increase in treasury stock, which reflects the value of the initial 56.7 million shares received upon execution, and a $1 billion decrease in other-paid-in capital, which reflects the value of the stock held back by the Dealers pending final settlement. The final number of shares of Merck’s common stock that Merck may receive, or may be required to remit, upon settlement under the ASR will be based upon the average daily volume weighted-average price of Merck’s common stock during the term of the ASR program. Final settlement of the transaction under the ASR agreement is expected to occur in the first half of 2019, and may occur earlier at the option of the Dealers, or later under certain circumstances. The terms of the transaction under the ASR agreement are subject to adjustment if Merck were to enter into or announce certain types of transactions. If Merck is obligated to make an adjustment payment to the Dealers under the ASR, Merck may elect to satisfy such obligation in cash or in shares of Merck’s common stock.
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
The economy of Argentina was recently determined to be hyperinflationary; consequently, in accordance with U.S. GAAP, the Company began remeasuring its monetary assets and liabilities for those operations in earnings beginning in the third quarter of 2018. The impact to the Company’s results was immaterial.
Critical Accounting Policies
The Company’s significant accounting policies, which include management’s best estimates and judgments, are included in Note 2 to the consolidated financial statements for the year ended December 31, 2017 included in Merck’s Form 10‑K filed on February 27, 2018. Certain of these accounting policies are considered critical as disclosed in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Merck’s Form 10-K because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates. There have been no significant changes in the Company’s critical accounting policies since December 31, 2017. See Note 1 to the condensed consolidated financial statements for information on the adoption of new accounting standards during 2018.
Recently Issued Accounting Standards
For a discussion of recently issued accounting standards, see Note 1 to the condensed consolidated financial statements.
Item 4. Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures over financial reporting for the period covered by this Form 10–Q. Based on this assessment, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2018, the Company’s disclosure controls and procedures are effective. For the period covered by this report, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities for the three months ended September 30, 2018 were as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

			($ in millions)
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
July 1 - July 31	11,274,234	$62.31	$8,176
August 1 - August 31	2,386,135	$67.30	$8,016
September 1 - September 30	1,901,599	$69.79	$7,883
Total	15,561,968	$63.99	$7,883

(1)
Shares purchased during the period were made as part of a plan approved by the Board of Directors in March 2015 to purchase up to $10 billion of Merck’s common stock for its treasury. In October 2018, the Board of Directors authorized an additional $10 billion of treasury stock purchases with no time limit for completion. The Company entered into a $5 billion accelerated share repurchase program under its expanded authorization.

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
The following materials from Merck & Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheet, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCK & CO., INC.

Date: November 6, 2018	/s/ Jennifer Zachary
JENNIFER ZACHARY
Executive Vice President and General Counsel

Date: November 6, 2018	/s/ Rita A. Karachun
RITA A. KARACHUN
Senior Vice President Finance - Global Controller

EXHIBIT INDEX

Number		Description

3.1	—	Restated Certificate of Incorporation of Merck & Co., Inc. (November 3, 2009) – Incorporated by reference to Current Report on Form 8-K filed on November 4, 2009 (No. 1-6571)

3.2	—	By-Laws of Merck & Co., Inc. (effective July 22, 2015) – Incorporated by reference to Current Report on Form 8-K filed on July 28, 2015 (No. 1-6571)

31.1	—	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer

31.2	—	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer

32.1	—	Section 1350 Certification of Chief Executive Officer

32.2	—	Section 1350 Certification of Chief Financial Officer

101	—
The following materials from Merck & Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheet, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.